Form 10-Q
period 1995-03-31
CHESAPEAKE UTILITIES CORP
filed 1995-05-11
CIK 19745

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                        _______________________________
                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended:  March 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

                         Commission file number:  0-593

                        CHESAPEAKE UTILITIES CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                           51-0064146
(State of other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

         861   Silver Lake Boulevard, Dover, Delaware         19904
           (Address of principal executive offices)         (Zip Code)

                                 (302) 734-6754
              (Registrant's Telephone Number, Including Area Code)

            ________________________________________________________
         (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]    No [  ].

Common Stock, par value $.4867 - 3,690,894 shares issued of which 10,219 are held in treasury, as of March 31, 1995.

                                     PART I

                             FINANCIAL INFORMATION


               CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                        MARCH 31,  DECEMBER 31,
                                                          1995         1994
ASSETS                                                 (Unaudited)
                                                      ------------ ------------
PROPERTY, PLANT AND EQUIPMENT
  Natural gas distribution                             $59,454,465  $57,773,632
  Natural gas transmission                              24,712,918   24,546,916
  Propane distribution                                  18,329,584   18,289,571
  Information technology services and other              8,909,468    8,618,014
  Gas plant acquisition adjustment                         795,004      795,004
                                                      ------------ ------------
    Total property, plant and equipment                112,201,439  110,023,137
  Less:  Accumulated depreciation and amortization     (35,822,253) (34,710,478)
                                                      ------------ ------------
    Net property, plant and equipment                   76,379,186   75,312,659
                                                      ------------ ------------

INVESTMENTS                                              1,976,988    1,641,851
                                                      ------------ ------------

CURRENT ASSETS
  Cash and cash equivalents                                542,855      398,751
  Accounts receivable, less allowance for uncollectibles 8,779,084    8,416,293
  Materials and supplies, at average cost                  860,797      797,147
  Propane inventory, at average cost                     1,086,394    1,411,384
  Storage gas prepayments                                1,181,594    3,467,281
  Underrecovered purchased gas costs                                    109,025
  Income taxes receivable                                               836,813
  Prepaid expenses                                         476,248      855,107
  Deferred income taxes                                  1,691,825    1,290,680
                                                      ------------ ------------
    Total current assets                                14,618,797   17,582,481
                                                      ------------ ------------

DEFERRED CHARGES AND OTHER ASSETS
  Intangible assets, net of accumulated amortization     1,814,365    1,941,239
  Environmental cost                                     7,457,002    7,462,647
  Order 636 transition cost                              1,840,452    2,020,732
  Other deferred charges                                 2,092,143    2,309,008
                                                      ------------ ------------
    Total deferred charges and other assets             13,203,962   13,733,626
                                                      ------------ ------------


TOTAL ASSETS                                          $106,178,933 $108,270,617
                                                      ============ ============

   The accompanying notes are an integral part of these financial statements.

               CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                        MARCH 31,  DECEMBER 31,
                                                          1995         1994
CAPITALIZATION AND LIABILITIES                         (Unaudited)
                                                      ------------ ------------
CAPITALIZATION
  Stockholders' equity
    Common Stock, par value $.4867 per share;
    (authorized 12,000,000 shares; issued 3,680,675
    and 3,653,182 shares, respectively)                 $1,796,271   $1,785,514
    Additional paid-in capital                          17,143,291   16,834,823
    Retained earnings                                   22,310,653   19,480,374
    Less: Treasury stock, at cost; (10,219 and
          15,609 shares, respectively)                     (65,378)     (99,842)
          Unearned compensation - restricted stock awards (748,475)    (696,679)
          Net unrealized loss on marketable securities     (80,680)    (241,609)
                                                      ------------ ------------
    Total stockholders' equity                          40,355,682   37,062,581

  Long-term debt, net of current portion                24,254,639   24,328,988
                                                      ------------ ------------
    Total capitalization                                64,610,321   61,391,569
                                                      ------------ ------------

CURRENT LIABILITIES
  Current portion of long-term debt                      1,236,349    1,348,080
  Short-term borrowings                                  3,000,000    8,000,000
  Accounts payable                                       5,178,831    7,385,590
  Refunds payable to customers                             832,335      567,817
  Overrecovered purchased gas costs                        564,123
  Accrued interest                                         656,423      691,949
  Dividends payable                                        828,152      803,700
  Accrued income taxes                                   1,629,434
  Other accrued expenses                                 2,208,072    2,225,097
                                                      ------------ ------------
    Total current liabilities                           16,133,719   21,022,233
                                                      ------------ ------------

DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes                                  8,673,789    8,700,472
  Deferred investment tax credits                          977,239      986,062
  Environmental liability                                6,572,641    6,642,092
  Accrued pension costs                                  2,629,934    2,530,904
  Order 636 transition liability                         1,840,452    2,020,732
  Other liabilities                                      4,740,838    4,976,553
                                                      ------------ ------------
    Total deferred credits and other liabilities        25,434,893   25,856,815
                                                      ------------ ------------
TOTAL CAPITALIZATION AND LIABILITIES                  $106,178,933 $108,270,617
                                                      ============ ============

   The accompanying notes are an integral part of these financial statements.

               CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                                  (UNAUDITED)

                                                        FOR THE QUARTER ENDED
                                                              MARCH 31,
                                                          1995         1994
                                                      ------------ ------------

OPERATING REVENUES                                     $30,896,798  $36,009,510
                                                      ------------ ------------
OPERATING EXPENSES
  Purchased gas costs                                   16,972,091   21,650,995
  Operations                                             4,953,206    5,099,215
  Maintenance                                              411,497      427,092
  Depreciation & amortization                            1,331,274    1,347,164
  Other taxes                                              866,917      849,872
  Income taxes                                           2,030,851    2,312,567
                                                      ------------ ------------
    Total operating expenses                            26,565,836   31,686,905
                                                      ------------ ------------
OPERATING INCOME                                         4,330,962    4,322,605

OTHER INCOME AND DEDUCTIONS                                 44,260       64,064
                                                      ------------ ------------
INCOME BEFORE INTEREST CHARGES                           4,375,222    4,386,669

INTEREST CHARGES                                           716,791      640,582
                                                      ------------ ------------

NET INCOME                                              $3,658,431   $3,746,087
                                                      ============ ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING     3,671,041    3,598,481
                                                      ============ ============

EARNINGS PER SHARE OF COMMON STOCK (1):
  Net income                                                 $1.00        $1.04
                                                      ============ ============
FULLY DILUTED EARNINGS PER SHARE OF COMMON STOCK (1):
  Net income                                                 $0.95        $0.98
                                                      ==========================

The accompanying notes are an integral part of these financial statements.

(1)  See Exhibit 11 - Computation of Primary and Fully Diluted
     Earnings Per Share

               CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                        FOR THE QUARTER ENDED
                                                              MARCH 31,
                                                          1995         1994
                                                      ------------ ------------
OPERATING ACTIVITIES
  Net Income                                            $3,658,431   $3,746,087
  Adjustments to reconcile net income to net operating cash
    Depreciation and amortization                        1,408,387    1,427,995
    Deferred income taxes, net                            (440,967)    (601,425)
    Investment tax credit adjustments                       (8,823)     (13,704)
    Employee benefits                                       99,030      411,218
    Employee compensation from lapsing stock restrictions  103,508       91,707
    Reserve for refund                                     219,611      195,000
    Other                                                 (646,012)    (383,283)
  Changes in assets and liabilities:
    Accounts receivable                                   (362,791)  (1,619,833)
    Inventory, materials, supplies and storage gas       2,547,027    2,805,242
    Prepaid expenses                                       378,859      196,319
    Other deferred charges                                 257,759     (117,717)
    Accounts payable                                    (2,206,759)  (1,290,386)
    Refunds payable to customers                           264,518      457,127
    Overrecovered purchased gas costs                      673,148    1,488,450
    Other current liabilities                            2,405,044    3,072,326
                                                      ------------ ------------
      Net cash provided by operating activities          8,349,970    9,865,123

INVESTING ACTIVITIES
  Property, plant and equipment expenditures, net       (2,348,040)  (1,822,634)
  Purchases of investments, net                            (38,826)
                                                      ------------ ------------
      Net cash used by investing activities             (2,386,866)  (1,822,634)

FINANCING ACTIVITIES
  Common stock dividends net of amounts reinvested of
    $100,937 and $96,806, respectively                    (702,763)    (671,834)
  Net repayments under line of credit agreements        (5,000,000)  (7,900,000)
  Proceeds from issuance of treasury stock                  69,843       61,157
  Repayments of long-term debt                            (186,080)    (128,946)
  Payments under capital lease obligations                              (27,616)
  Converted debenture bonds                                               4,984
                                                      ------------ ------------
      Net cash used by financing activities             (5,819,000)  (8,662,255)

NET INCREASE (DECREASE) IN CASH                            144,104     (619,766)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           398,751    1,162,797
                                                      ------------ ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $542,855     $543,031
                                                      ============ ============

   The accompanying notes are an integral part of these financial statements.

               CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   Quarterly Financial Data
  The financial information included herein is unaudited. However, the financial information reflects normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company's interim results. Due to the seasonal nature of the Company's business, there are substantial variations in the results of operations reported on a quarterly basis. Certain amounts in 1994 have been reclassified to conform with the 1995 presentation.

2.   Investments - Accounting Standard Adopted
  The investment balances at March 31, 1995 and December 31, 1994 consist primarily of an investment in the common stock of Florida Public Utilities Company ("FPU"). The Company's ownership at March 31, 1995 and December 31, 1994, represents a 7.09% and 6.84% interest, respectively.

  The Company has classified its investment in FPU as an "available for sale" security, which requires that all unrealized gains and losses be excluded from earnings and be reported as a separate component of stockholders' equity, net of income taxes. At March 31, 1995 the market price per share, cost basis per share and the unrealized loss on the investment in FPU were $18.75, $20.05 and $133,680, respectively. In management's opinion, the decline in the value of the stock is temporary. At December 31, 1994 the market price per share, cost basis per share and the unrealized loss were $16.125, $20.20 and $401,609, respectively.

3.   Statement of Financial Accounting Standards No. 121
  In March 1995, the Financial Accounting Standards Board issued Statement of Accounting Standards ("SFAS") No. 121 regarding accounting for asset impairments. This statement, which must be adopted by the Company by January 1, 1996, requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Additionally, the standard requires rate-regulated companies to write-off regulatory assets to earnings whenever those assets no longer meet the criteria for recognition of a regulatory asset as defined by SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. Adoption of SFAS No. 121 is not expected to have a material impact on the Company's financial statements.

4.   Commitments and Contingencies

  FERC Order No. 636
  The Company is served by three direct natural gas pipelines: Columbia Gas Transmission ("Columbia"), Transcontinental Gas Pipe Line Corporation ("Transco") and Florida Gas Transmission Company ("FGT"). Columbia and Transco serve the Company's natural gas transmission subsidiary, Eastern Shore, which in turn serves the Company's local distribution companies ("LDC") located in Delaware and Maryland. FGT serves the Company's LDC in Central Florida. In connection with the issuance of Order No. 636 ("Order") by the FERC in April 1992, pipelines will incur transition costs in implementing the unbundled service requirement of the Order. In order to recover prudently incurred transition costs from its customers, each pipeline is required to file for, and obtain, FERC approval. Eastern Shore, based on FERC proceedings involving the recovery of gas purchased and related costs, believes that transition costs passed on from pipelines will be similarly recoverable through the Eastern Shore PGA mechanism for their FERC regulated sales. Eastern Shore also has direct sales customers whose rates are currently not regulated. All transition costs allocated to these non-regulated sales would be required to be expensed when known and measurable. The Company is unable to estimate Eastern Shore's portion of any future transition costs that may be assigned by Transco and Columbia until FERC approves their request for recovery. In the opinion of management, it is not possible to determine the effect, if any, that any transition costs incurred in the future would have on Eastern Shore's financial position or results of operations. FGT has incurred transition costs, which were subsequently approved by FERC, for invoicing over a five-year period starting on November 1, 1993. Consequently, the Company recorded a liability and an equivalent regulatory asset, since the Company expected, and did receive in 1994, approval to recover the cost through the PGA. The regulatory asset and equivalent liability balances at March 31, 1995 and December 31, 1994 are $1,983,000 and $1,840,000, respectively.

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

  On June 21, 1994, in compliance with the FERC's Order, Eastern Shore filed:
  (1) revised tariff sheets clarifying its PGA methodology and (2) two alternative refund calculations based on the FERC's Order. The two alternatives were filed due to what Eastern Shore believes to be an inconsistency or contradiction with respect to the FERC's language in its Order. On July 18, 1994 the FERC issued an "Order Granting Rehearing Solely for the Purpose of Further Consideration." Such Order was issued only to afford the FERC additional time for consideration of the issues raised in Eastern Shore's request for rehearing. As of the date of this report, the FERC has not approved either of the alternative refund calculations submitted by Eastern Shore and has not made a final determination as to Eastern Shore's request for rehearing. The Company is currently negotiating with the FERC to resolve the issue. The total accrued liability at March 31, 1995 and December 31, 1994 are $1,494,000 and $1,239,000, respectively.

  Other Commitments and Contingencies
  The Company and its subsidiaries are involved in certain legal actions and claims arising in the normal course of business. The Company is also involved in certain legal and administrative proceedings before various governmental agencies concerning rates. In the opinion of management, ultimate disposition of these proceedings will not have a material effect on the consolidated financial position of the Company.

  Environmental Matters

  Dover Gas Light Company Site
  In 1984, the State of Delaware notified the Company that a parcel of land it purchased in 1949 from Dover Gas Light Company, a predecessor gas company, contains hazardous substances. The State also asserted that the Company is responsible for any clean-up and prospective environmental monitoring of the site. The Delaware Department of Natural Resources and Environmental Control ("DNREC") investigated the site and surroundings, finding coal tar residue and some ground-water contamination.

  In October 1989, the Environmental Protection Agency Region III ("EPA") listed the Dover Site on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or
  "Superfund").   Under CERCLA, the State of Delaware and the Company are
  potentially responsible parties ("PRP") for clean-up of the site. In July 1990, the Company entered into an agreement with EPA and DNREC to perform a Remedial Investigation/Feasibility Study under the supervision of EPA and DNREC to study the site and surroundings to determine any environmental impacts. Pursuant to the agreement, the Company agreed to pay for the study and 80% of the EPA's oversight costs. The Company submitted its reports on the Remedial Investigation ("RI") and Feasibility Study ("FS") to EPA and DNREC on January 25, 1993 and February 15, 1993, respectively. The Company received extensive comments from EPA and DNREC on the RI and FS reports. The Company submitted to the EPA and DNREC its revised RI and FS reports on May 14, 1993 and June 25, 1993, respectively. In the FS Report, Chesapeake proposed a remedy, which involved capping the site and monitoring ground-water quality in the surrounding area. Chesapeake's consultant estimated that it would cost approximately $700,000 to execute this plan of remediation.

  After further discussions with the regulatory authorities, Chesapeake agreed to undertake an additional phase study, the Ground Water Evaluation Study - Phase III, which focused on delineating the area of maximum ground-water impact from the site. The results of that study were submitted to EPA and DNREC in September 1993. On February 1, 1994, EPA issued its proposed plan of action (the "Plan"). The Plan adopted many findings of the Phase III Study, acknowledging that the Dover Site has only impacted ground-water in a limited area.

  The Plan presented and discussed a number of remedial alternatives, including the remedial strategy proposed by the Company in the FS. The EPA Plan proposed a more extensive remediation strategy that involved removal of contaminated soils from the site and drilling a series of twenty (20) wells. EPA estimated that execution of its Plan would cost $4.9 million. The Plan was submitted by the EPA for public comment. The 30-day public comment period ended on April 4, 1994. During this period, the EPA received public comments, including those submitted by the Company.

  The EPA issued the site Record of Decision ("ROD") dated August 16, 1994.
  The remedial action selected by the EPA in the ROD differed significantly from the Plan. The EPA selected a remediation addressing the ground-water contamination with a combination of hydraulic containment and natural attenuation. Remediation selected for the soil at the site is to meet stringent clean-up standards for the first two feet of soil and less stringent standards for the soil below two feet. These selected levels of remediation were not alternatives listed in the Plan, but utilized elements proposed. In addition, the ROD incorporated many of the public comments that were received. The ROD estimates the costs of selected remediation of ground-water and soil at $2.7 million and $3.3 million, respectively. The remediation selected in the ROD is substantially more limited than had been suggested in the Plan. In the ROD, the EPA indicated that its previous $4.9 million estimate was incorrect.

  On November 18, 1994, EPA issued a "Special Notice Letter" (the "Letter") to Chesapeake and three other PRPs. The Letter included, inter alia, (1) a demand for payment by the PRPs of EPA's past costs (currently estimated to be approximately $300,000) and future costs incurred overseeing site work; (2) notice of EPA's commencement of a 60-day moratorium on certain EPA response activities at the Site; (3) a request by EPA that Chesapeake and the other PRPs submit a "good faith proposal" to conduct or finance the work identified in the ROD and (4) proposed consent orders by which Chesapeake and other parties may agree to perform the good faith proposal.

  In January 1995, Chesapeake submitted to the EPA a good faith proposal to perform a substantial portion of the work set forth in the ROD, which was subsequently rejected. It is unknown whether other PRPs will submit good faith proposals, what such proposals might include and whether EPA would accept such proposals. Under CERCLA, the EPA may reject any of the proposals, and seek an administrative or order to require any or all of the PRPs to implement the work. EPA may also do the work itself and seek recovery of its costs in court.

  The Company and the EPA are each attempting to secure voluntary performance of part of the remediation by other parties. These parties include the State of Delaware, which is the owner of the property and was identified in the ROD as a PRP, and a business identified in the ROD as a PRP for having contributed to ground-water contamination. On March 6, 1995, in order to protect its interests, the Company filed suit in U.S. District Court for the District of Delaware for a determination that the State of Delaware is a liable party and for recovery from the State of costs of complying with the ROD. The Company is also considering suit against other PRPs. In addition, EPA has stated that it will take steps to secure prompt commencement of the remedial design phase needed to implement the ROD. The Company therefore anticipates further negotiations to resolve these matters among the parties and with the government. Management is evaluating the ROD to determine the most economic approach to implementation of the remedies selected in the ROD.

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

  As of March 31, 1995, the Company has incurred approximately $3,177,000 in costs relating to environmental testing and remedial action studies. In 1990, the Company entered into settlement agreements with a number of insurance companies resulting in proceeds to fund a portion of actual environmental costs incurred over a five to seven-year period beginning in 1990. The final insurance proceeds were requested and received in 1994. On February 23, 1993, the Delaware Public Service Commission, consistent with prior base rate proceedings, authorized the Company to amortize an additional $749,971 in environmental expenses for ratemaking purposes over a seven-year period. At March 31, 1995 the unamortized balance is approximately $527,000. Of the $3,177,000 in costs reported above, approximately $305,000 has not been recovered through insurance proceeds or received ratemaking treatment. It is management's opinion that these costs incurred will be recoverable in rates.

  Salisbury Town Gas Light Site
  In cooperation with the Maryland Department of the Environment ("MDE"), the Company has completed an assessment of the Salisbury manufactured gas plant site. The assessment determined that there was localized contamination of ground-water. A remedial design report was submitted to MDE in November 1990 and included a proposal to monitor, pump and treat any contaminated ground-water on-site. The Company has proposed to MDE to proceed with these activities over a maximum period of five years, after which time any residual environmental impacts from the site will be reevaluated. The remedial design was approved by MDE by a letter dated July 20, 1992, subject to certain conditions stated in that letter. The Company responded by a letter dated August 6, 1992, objecting to certain conditions imposed by MDE. In January 1993, after negotiations between the Company and MDE, the monitoring portion of the remedial design was revised. MDE has approved additional revisions to the remedial action workplan, resulting in a substantial reduction in the overall cost of this project. The MDE has approved the final remediation processes called Air Sparging and Soil-Vapor Extraction for treating the ground-water at the site.

  The cost of remediation is estimated to be approximately $250,000 in capital costs with yearly operating expenses of approximately $125,000. Based on these estimated costs, the Company recorded both a liability and a deferred regulatory asset of $642,092 on December 31, 1994 to cover the Company's projected remediation costs for this site. The liability payout for this site is expected to be over a five-year period. As of March 31, 1995, the Company has incurred approximately $1,799,000 for remedial actions and environmental studies and has charged such costs to accumulated depreciation. In a previous rate proceeding, the Company requested and received recovery for all costs incurred as of November 30, 1988 through base rates, including both a ten-year amortization of these costs and rate base treatment for the unamortized balance. As of March 31, 1995, the unamortized balance was approximately $190,000 and will be fully amortized by May 31, 1999. In January 1990, the Company entered into settlement agreements with a number of insurance companies resulting in proceeds to fund a portion of actual environmental costs incurred over a three to five-year period beginning in 1990. The final insurance proceeds were requested and received in 1992. Of the $1,799,000 in costs reported above, approximately $841,000 has not been recovered through insurance proceeds or received ratemaking treatment. It is management's opinion that these costs incurred and future costs incurred, if any, will be recoverable in rates.

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

  Additional contamination assessment activities were conducted at the site in late 1992 and early 1993. On March 25, 1993, a Contamination Assessment Report Addendum ("CAR Addendum") was delivered to FDEP. The CAR Addendum concluded that soil and ground-water impacts have been adequately delineated as a result of the additional field work. The FDEP approved the CAR and CAR Addendum in March of 1994. The next step is a Risk Assessment ("RA") and a Feasibility Study ("FS") on the site. The RA and FS are expected to be filed with the FDEP during the second quarter of 1995 at an estimated cost of $54,000. Until the RA and FS are completed and accepted as final by the FDEP, it is not possible to determine whether remedial action will be required by FDEP and, if so, the cost of such remediation.

  The Company has spent approximately $600,000, as of March 31, 1995, on these investigations, and expects to recover these expenses, as well as any future expenses, through base rates. These costs have been accounted for as charges to accumulated depreciation. The Company requested and received from the Florida Public Service Commission ("FPSC") approval to amortize through base rates $359,659 of clean-up and removal costs incurred as of December 31, 1986. As of December 31, 1992, these costs were fully amortized. In January 1993, the Company received approval to recover through base rates approximately $217,000 in additional costs related to the former manufactured gas plant. This amount represents recovery of $173,000 of costs incurred from January 1987 through December 1992, as well as prospective recovery of estimated future costs, which had not yet been incurred at that time. The FPSC has allowed for amortization of these costs over a three-year period and provided for rate base treatment for the unamortized balance. In a separate docket before the FPSC, the Company has requested and received approval to apply a refund of 1991 overearnings of approximately $118,000 against the balance of unamortized environmental charges incurred as of December 31, 1992. As a result, these environmental charges were fully amortized as of June 1994. Of the $600,000 in costs reported above, all costs have received ratemaking treatment. The FPSC has allowed the Company to continue to accrue for future environmental costs. At March 31, 1995, the Company has $40,000 accrued. It is management's opinion that future costs above the amount accrued, if any, will be recoverable in rates.

  Smyrna Coal Gas Site
  On August 29, 1989 and August 4, 1993, representatives of DNREC conducted sampling on property owned by the Company in Smyrna, Delaware. This property is believed to be the location of a former manufactured gas plant. Analysis of the samples taken by DNREC show a limited area of soil contamination.

  On November 2, 1993, DNREC advised the Company that it would require a remediation of the soil contamination under the state's Hazardous Substance Cleanup Act and submitted a draft Consent Decree to the Company for its review. The Company met with DNREC personnel in December 1993 to discuss the scope of any remediation of the site and, on January 3, 1994, submitted a proposed workplan, together with comments on the draft Consent Decree. Initial comments from DNREC on the Work Plan were received on March 2, 1994, appropriated revisions were prepared and the Work Plan was resubmitted. Several additional sets of comments on the Work Plan were received from DNREC and the final Work Plan was submitted on September 27, 1994. DNREC has approved the Work Plan and the Consent Decree. Remediation based on the Work Plan, is scheduled to begin in 1995, at a cost of approximately $75,000. It is management's opinion that these and any other costs will be recoverable in rates.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                         RESULTS OF OPERATIONS FOR THE
                          QUARTER ENDED MARCH 31, 1994

The Company recognized net income of $3,658,431 for the three months ended March 31, 1995, representing a decrease in net income of $87,656 as compared to the corresponding period in 1994. As indicated in the table below, the decrease in earnings before interest and taxes ("EBIT") is due to lower earnings by the natural gas and propane distribution segments partially offset by higher earnings from the natural gas transmission and the information technology services segments.

                                           FOR THE QUARTER ENDED MARCH 31,
                                           1995         1994       Change
Earnings Before Interest and Taxes
   Natural Gas Distribution             $3,292,063   $3,336,505   $(44,442)
   Natural Gas Transmission                848,008      724,601    123,407
   Propane Distribution                  2,005,087    2,784,988   (779,901)
   Information Technology Services
     and Other                             290,301      (13,616)   303,917
   Eliminations                            (73,646)    (197,306)   123,660
                                         ---------    ---------    -------
Total EBIT                               6,361,813    6,635,172   (273,359)

Operating Income Taxes                   2,030,851    2,312,567   (281,716)
Interest                                   716,791      640,582     76,209
Non-Operating Income, Net                   44,260       64,064    (19,804)
                                         ---------    ---------    -------
Net Income                              $3,658,431   $3,746,087   $(87,656)
                                         =========    =========    =======


                        Natural Gas Distribution

The natural gas distribution segment reported EBIT of $3,292,063 for the first quarter of 1995 as compared to $3,336,505 for the corresponding period last year, a decrease of $44,442. The decrease in EBIT is due to a decrease in gross margin in our northern service territories being partially offset by an increase in gross margin and operating expenses in our Florida service territory.

                                       FOR THE QUARTER ENDED MARCH 31,
                                       1995         1994        Change

Revenue                            $17,728,656  $20,816,188  $(3,087,532)
Cost of Gas                         11,187,655   14,237,170   (3,049,515)
                                    ----------   ----------    ---------
Gross Margin                         6,541,001    6,579,018      (38,017)

Operations & Maintenance             2,095,538    2,154,035      (58,497)
Depreciation & Amortization            596,368      530,894       65,474
Other Taxes                            557,032      557,584         (552)
                                    ----------   ----------    ---------
EBIT                                $3,292,063   $3,336,505     $(44,442)
                                    ==========   ==========    ==========

The decrease in revenue and cost of gas is primarily due to a decrease in firm sales in our northern service territories due to temperatures which were 10% warmer in the first quarter of 1995 when compared to the corresponding period in 1994. Partially offsetting this decrease was an increase in our Florida service territory's deliveries to phosphate customers as well as transportation sales to two co-generation facilities that began operations in April and July of 1994.

The decrease in operations and maintenance expenses of $58,497 is due to a decrease in employee pensions and benefits. This was partially offset by an increase in legal fees and less administrative expenses being capitalized as part of utility plant. Depreciation and amortization expenses increased $65,474 due to plant placed in service during the past year.


                        Natural Gas Transmission

The natural gas transmission segment reported EBIT of $848,008 for the first quarter of 1995 compared to $724,601 for the corresponding period last year, an increase of $123,407. The increase in EBIT is due to an increase in gross margin and a decrease in operating expenses.

                                       FOR THE QUARTER ENDED MARCH 31,
                                       1995         1994        Change

Revenue                             $9,722,685  $11,958,622  $(2,235,937)
Cost of Gas                          7,992,312   10,309,195   (2,316,883)
                                     ---------   ----------    ---------
Gross Margin                         1,730,373    1,649,427       80,946

Operations & Maintenance               607,611      662,904      (55,293)
Depreciation & Amortization            174,239      174,445         (206)
Other Taxes                            100,515       87,477       13,038
                                     ---------   ----------    ---------
EBIT                                  $848,008     $724,601     $123,407
                                     =========   ==========    =========

The decrease in revenue and cost of gas is primarily due to a 27% decrease in the commodity cost of gas, which is passed on to our customers. The increase in gross margin is primarily due to a 6% increase in industrial interruptible sales volumes, as natural gas competed favorably with alternative fuels. This was partially offset by a reduction in sales to the methanol plant, a large industrial interruptible customer. Sales volumes and margins for this customer were down 20% and 42%, respectively, when compared to the same period last year.

The decrease in operations and maintenance expenses of $55,293 is due to a decrease in employee pensions and benefits, as well as maintenance expenses related to mains, measuring and regulating stations and communication equipment. Other taxes increased $13,038 due to plant placed in service during the past year and payroll related taxes.

                          Propane Distribution

The propane distribution segment recognized EBIT of $2,005,087 for the first quarter of 1995. As compared to EBIT for the first quarter of 1994, these results represent a decrease in earnings of $779,901, or 28%. Generating this decrease in EBIT was a decline in gross margin, offset minimally by reduced operating expenses.

                                       FOR THE QUARTER ENDED MARCH 31,
                                       1995         1994        Change

Revenue                             $7,333,899   $8,671,583  $(1,337,684)
Cost of Gas                          3,506,842    4,055,116     (548,274)
                                     ---------    ---------    ---------
Gross Margin                         3,827,057    4,616,467     (789,410)

Operations & Maintenance             1,382,201    1,379,582        2,619
Depreciation & Amortization            323,525      341,500      (17,975)
Other Taxes                            116,244      110,397        5,847
                                     ---------    ---------    ---------
EBIT                                $2,005,087   $2,784,988    $(779,901)
                                     =========    =========    =========

The decrease in gross margin was a combination of volume and selling prices.
For the first quarter of 1995, gallons sold were 15% lower than the first quarter of 1994. This decrease in volumes was a direct result of the average temperature being 10% warmer than the same period last year. Furthermore, the timing and magnitude of the colder temperatures in the first quarter of 1994 were not repeated in 1995. Selling prices were lower due to competition and the lack of demand generated by warmer temperatures.

Operations and maintenance expenses increased $2,619 as a result of higher selling and general and administrative salaries, as well as increased maintenance costs for repairs to the delivery fleet, some of the bulk storage facilities and idle propane tanks. Offsetting these increased expenses were lower pension and benefit costs. Depreciation and amortization decreased by $17,975, or 5%, as many of the vehicles obtained in prior acquisitions became fully depreciated. Other taxes increased $5,847, or 5%, as a direct result of the increased selling and general and administrative salaries.


                Information Technology Services and Other

For the quarter ended March 31, the information technology services and other segment recognized EBIT of $290,301 for 1995 and a loss before interest and taxes ("LBIT") of $13,616 for 1994. This increase in EBIT of $303,917 is the result of increased revenues and lower operating expenses.

                                       FOR THE QUARTER ENDED MARCH 31,
                                       1995         1994        Change

Revenue                             $2,292,514   $2,201,250     $91,264

Operations & Maintenance             1,671,944    1,815,614    (143,670)
Depreciation & Amortization            237,142      304,838     (67,696)
Other Taxes                             93,127       94,414      (1,287)
                                     ---------    ---------     -------
EBIT/LBIT                             $290,301     $(13,616)   $303,917
                                     =========    =========     =======

Comprising the increase in revenues of $91,264 were higher training revenues and a sale of Page-IT, the segment's billing software product for the telecommunications industry. Partially offsetting these increased revenues were reduced revenues on hardware. Inherent within the results of the first quarters of 1995 and 1994, respectively, were intercompany revenues of $452,090 and $673,279 and intercompany profits of $73,646 and $197,306. The intercompany revenues represented 20% and 31% of the total segment's revenues for the first quarters of 1995 and 1994, respectively. Both the intercompany revenue and profit were down due to approximately half as many hours being spent on the development of UtiliCIS, a customer information and billing system, during the first quarter of 1995, as compared to the same period in 1994. Of the hours dedicated to UtiliCIS, a greater percentage have been worked by outside contractors on which CDS earns no margin on intercompany sales. UtiliCIS is scheduled to be implemented in the Company's natural gas division offices in 1995.

Operations and maintenance expenses decreased $143,670, or 8%, due to the absence of $73,166 of expenses incurred by C&A in 1994 (see Note 3 to the Consolidated Financial Statements), as well as reduced hardware expense and employee benefits. Hardware expense was down in response to a corresponding decline in hardware revenue. Employee benefits fell due to employee sharing of benefit costs. These decreased expenses were offset by increased labor and training costs, a direct result of increased revenue. Depreciation and amortization expenses declined $67,696, or 22%, due to certain pieces of hardware becomming fully depreciated and C&A's dissolution.

                                Interest
The increase in interest expense is associated with higher short-term borrowing balances, as compared to the same period last year, and higher interest rates on those balances.

                          Non-Operating Income
The decrease of approximately $20,000 in the first quarter of 1995 was due to the recording of a loss on the sale of certain real property in the information technology services and other segment.

                         Operating Income Taxes
Income taxes decreased due to lower first quarter EBIT, as compared to last year, and the elimination of the valuation allowance for state operating loss carryforwards associated with the Company's propane segment. The Company projects the utilization of all state operating loss carryforwards generated by the propane segment in the early 1990's.

                          Environmental Matters
The Company continues to work with federal and state environmental agencies to assess the environmental impacts and explore corrective action at several former gas manufacturing plant sites (see Note 4 to the Consolidated Financial Statements). The Company believes that any future costs associated with these sites will be recoverable in rates.


           FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements reflect the capital intensive nature of its business and are attributable principally to its construction program and the retirement of its outstanding debt. The Company relies on funds provided by operations and short-term borrowings to meet normal working capital requirements and temporarily finance capital expenditures. During the first three months of 1995, the Company's net cash flow provided by operating activities, net cash used by investing activities and net cash used by financing activities were approximately $8,350,000, $2,387,000 and $5,819,000, respectively. Due to the seasonal nature of the Company's business, there are substantial variations in the results of operations reported on a quarterly basis.

The Board of Directors has authorized the Company to borrow up to $14,000,000 from banks and trust companies. As of March 31, 1995, the Company had four $8,000,000 unsecured bank lines of credit. Funds provided from these lines of credit are used for short-term cash needs to meet seasonal working capital requirements and to fund portions of its capital expenditures. The outstanding balances of short-term borrowings at March 31, 1995 and 1994 were $3,000,000 and $1,000,000, respectively.

During the three months ended March 31, 1995 and 1994, net property, plant and equipment expenditures were approximately $2,348,000 and $1,823,000, respectively. For 1995, the Company has budgeted $16.6 million for capital expenditures. The components of this amount include $11.9 million for natural gas distribution, $1.7 million for natural gas transmission, $1.8 million for propane distribution, $1.0 million for Skipjack, Inc. and the remaining $200 thousand for computer equipment. The natural gas and propane expenditures are for expansion and improvement of their existing service territories. The expenditures for Skipjack are for construction and improvements. Financing of the 1995 construction will be provided primarily by short-term borrowings and cash from operations. The construction program is subject to continuous review and modification by management. Actual construction expenditures may vary from the above estimates due to a number of factors including inflation, changing economic conditions, regulation, load growth and the cost and availability of capital.

The Company expects to incur environmental related expenditures in the future (see Note 4 to the Consolidated Financial Statements), a portion of which may need to be financed through external sources. Management does not expect such financing to have a material adverse effect on the financial position or capital resources of the Company.

As of March 31, 1995, common equity represented 62.5% of permanent capitalization, compared to 60.4% as of December 31, 1994. The Company remains committed to maintaining a sound capital structure and strong credit ratings in order to provide the financial flexibility needed to access the capital markets when required. This commitment, along with adequate and timely rate relief for the Company's regulated operations, helps to ensure that the Company will be able to attract capital from outside sources at a reasonable cost. The achievement of these objectives will provide benefits to customers and creditors, as well as the Company's investors.

                                    PART II

                               OTHER INFORMATION

               CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES

Item 1:     Legal Proceedings
            See Note 4 to Financial Statements

Item 2:     Changes in Securities
            None

Item 3:     Defaults Upon Senior Securities
            None

Item 4:     Submission of Matters to a Vote of Security Holders
            None

Item 5:     Other Information
            None

Item 6(a):  Exhibits
            Exhibit 10(a) - Executive Employment Agreement dated March 26, 1995, by and between Chesapeake Utilities Corporation and Jeremy D. West, filed herewith.

            Exhibit 10(b) - Executive Employment Agreement dated March 26, 1995, by and between Chesapeake Utilities Corporation and Philip S. Barefoot, filed herewith.

            Exhibit 11 - Computation of Primary and Fully Diluted Earnings Per Share is submitted herewith.

Item 6 (b): Reports on Form 8-K
            None
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CHESAPEAKE UTILITIES CORPORATION



/s/ John R. Schimkaitis
- -----------------------

John R. Schimkaitis
Senior Vice President and Assistant Treasurer
(Principal Financial and Accounting Officer)


Date:  May 11, 1995