Form 10-Q
period 1995-06-30
CHESAPEAKE UTILITIES CORP
filed 1995-08-15
CIK 19745

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                     _______________________________
                                FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:  June 30, 1995

                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _____ to _____

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

Common Stock, par value $.4867 - 3,700,688 shares issued as of June 30, 1995, of which 4,135 are held in treasury.

                                     PART I
                             FINANCIAL INFORMATION


               CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                       June 30,   December 31,
                                                         1995         1994
Assets                                                (Unaudited)
                                                      -----------  -----------
Property, Plant And Equipment
  Natural gas distribution                            $61,835,512  $57,773,632
  Natural gas transmission                             24,885,913   24,546,916
  Propane distribution                                 18,507,980   18,289,571
  Information technology services and other             9,496,740    8,618,014
  Gas plant acquisition adjustment                        795,004      795,004
                                                     --------------------------
    Total property, plant and equipment               115,521,149  110,023,137
  Less:  Accumulated depreciation and amortization    (36,925,922) (34,710,478)
                                                     --------------------------
    Net property, plant and equipment                  78,595,227   75,312,659
                                                     --------------------------

Investments                                             1,873,407    1,641,851
                                                     --------------------------

Current Assets
  Cash and cash equivalents                               259,005      398,751
  Accounts receivable, less allowance                   7,370,116    8,416,293
    for uncollectibles
  Materials and supplies, at average cost                 864,164      797,147
  Propane inventory, at average cost                      967,971    1,411,384
  Storage gas prepayments                               2,237,041    3,467,281
  Underrecovered purchased gas costs                                   109,025
  Income taxes receivable                                              836,813
  Prepaid expenses                                        902,331      855,107
  Deferred income taxes                                 1,896,146    1,290,680
                                                     --------------------------
    Total current assets                               14,496,774   17,582,481
                                                     --------------------------

Deferred Charges and Other Assets
  Intangible assets, net of accumulated amortization    1,687,512    1,941,239
  Environmental cost                                    7,401,945    7,462,647
  Order 636 transition cost                             1,719,573    2,020,732
  Other deferred charges                                2,135,887    2,309,008
                                                     --------------------------
    Total deferred charges and other assets            12,944,917   13,733,626
                                                     --------------------------


Total Assets                                         $107,910,325 $108,270,617
                                                     ==========================

The accompanying notes are an integral part of these financial statements.


               CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                       June 30,   December 31,
                                                         1995         1994
Capitalization and Liabilities                        (Unaudited)
                                                      -----------  -----------
Capitalization
  Stockholders' equity
    Common Stock, par value $.4867 per share;
    (authorized 12,000,000 shares; issued 3,700,688
    and 3,653,182 shares, respectively)                $1,801,039   $1,785,514
    Additional paid-in capital                         17,301,961   16,834,823
    Retained earnings                                  22,243,014   19,480,374
    Less:  Treasury stock, at cost; (4,135 and
           15,609 shares, respectively)                   (26,476)     (99,842)
           Unearned compensation - restricted stock      (652,402)    (696,679)
             awards
           Net unrealized loss on marketable             (141,412)    (241,609)
             securities
                                                     --------------------------
    Total stockholders' equity                         40,525,724   37,062,581

  Long-term debt, net of current portion               23,909,138   24,328,988
                                                     --------------------------
    Total capitalization                               64,434,862   61,391,569
                                                     --------------------------

Current Liabilities
  Current portion of long-term debt                     1,249,349    1,348,080
  Short-term borrowings                                 3,500,000    8,000,000
  Accounts payable                                      6,236,916    7,385,590
  Refunds payable to customers                            658,244      567,817
  Overrecovered purchased gas costs                     1,316,633
  Accrued interest                                        682,408      691,949
  Dividends payable                                       831,724      803,700
  Accrued income taxes                                  1,384,029
  Other accrued expenses                                2,310,412    2,225,097
                                                     --------------------------
    Total current liabilities                          18,169,715   21,022,233
                                                     --------------------------

Deferred Credits and Other Liabilities
  Deferred income taxes                                 8,582,045    8,700,472
  Deferred investment tax credits                         963,535      986,062
  Environmental liability                               6,500,022    6,642,092
  Accrued pension costs                                 2,641,134    2,530,904
  Order 636 transition liability                        1,719,573    2,020,732
  Other liabilities                                     4,899,439    4,976,553
                                                     --------------------------
    Total deferred credits and other liabilities       25,305,748   25,856,815
                                                     --------------------------
Total Capitalization and Liabilities                 $107,910,325 $108,270,617
                                                     ==========================

The accompanying notes are an integral part of these financial statements.



               CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                                  (UNAUDITED)

                                                     For the Quarter Ended
                                                             June 30,
                                                         1995         1994
                                                     --------------------------

Operating Revenues                                    $22,074,663  $19,868,566
                                                     --------------------------
Operating Expenses
  Purchased gas costs                                  12,926,940   12,511,333
  Operations                                            4,771,005    4,596,300
  Maintenance                                             506,894      554,440
  Depreciation and amortization                         1,335,653    1,301,700
  Other taxes                                             706,523      657,817
  Income taxes                                            458,306     (341,574)
                                                     --------------------------
    Total operating expenses                           20,705,321   19,280,016
                                                     --------------------------
Operating Income                                        1,369,342      588,550

Other Income and Deductions                                87,418      (39,244)
                                                     --------------------------
Income Before Interest Charges                          1,456,760      549,306

Interest Charges                                          692,675      665,890
                                                     --------------------------

Net Income                                               $764,085    ($116,584)
                                                     ==========================

Weighted Average Number of Common Shares Outstanding    3,692,515    3,625,892
                                                     ==========================

Earnings Per Share of Common Stock (1):
  Net income                                                $0.21       ($0.03)
                                                     ==========================
Fully Diluted Earnings Per Share of Common Stock (1):
  Net income                                                $0.21       ($0.03)
                                                     ==========================

The accompanying notes are an integral part of these financial statements.

(1)  See Exhibit 11 - Computation of Primary and Fully Diluted Earnings
     Per Share

               CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                                  (UNAUDITED)

                                                     For the Six Months Ended
                                                              June 30,
                                                         1995         1994
                                                     --------------------------

Operating Revenues                                    $52,971,460  $55,878,077
                                                     --------------------------
Operating Expenses
  Purchased gas costs                                  29,899,031   34,162,328
  Operations                                            9,724,209    9,695,515
  Maintenance                                             918,392      981,532
  Depreciation and amortization                         2,666,927    2,648,865
  Other taxes                                           1,573,440    1,507,689
  Income taxes                                          2,489,157    1,970,995
                                                     --------------------------
    Total operating expenses                           47,271,156   50,966,924
                                                     --------------------------
Operating Income                                        5,700,304    4,911,153

Other Income and Deductions                               131,678       24,821
                                                     --------------------------
Income Before Interest Charges                          5,831,982    4,935,974

Interest Charges                                        1,409,466    1,306,472
                                                     --------------------------

Net Income                                             $4,422,516   $3,629,502
                                                     ==========================

Weighted Average Number of Common Shares Outstanding    3,681,837    3,612,262
                                                     ==========================

Earnings Per Share of Common Stock (1):
  Net income                                                $1.20        $1.00
                                                     ==========================
Fully Diluted Earnings Per Share of Common Stock (1):
  Net income                                                $1.15        $0.96
                                                     ==========================

The accompanying notes are an integral part of these financial statements.

(1)  See Exhibit 11 - Computation of Primary and Fully Diluted Earnings
     Per Share

               CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                     For the Six Months Ended
                                                              June 30,
                                                         1995         1994
                                                     --------------------------
Operating Activities
  Net Income                                           $4,422,516   $3,629,502
  Adjustments to reconcile net income to net operating cash
    Depreciation and amortization                       2,827,420    2,810,899
    Deferred income taxes, net                           (788,893)  (1,124,102)
    Investment tax credit adjustments                     (22,527)     (27,408)
    Employee benefits                                      70,813      495,962
    Employee compensation from lapsing stock              216,885      184,125
      restrictions
    Reserve for refund                                    282,240      820,011
    Other                                                (609,401)      (1,287)
  Changes in assets and liabilities:
    Accounts receivable                                 1,046,177    2,212,316
    Inventory, materials, supplies and storage gas      1,606,637    1,431,179
    Prepaid expenses                                      (47,224)       2,301
    Other deferred charges                                389,950     (219,939)
    Accounts payable                                   (1,148,674)  (1,978,518)
    Refunds payable to customers                           90,427      171,537
    Overrecovered purchased gas costs                   1,425,658    3,003,587
    Other current liabilities                           2,270,661    2,601,368
                                                     --------------------------
      Net cash provided by operating activities        12,032,665   14,011,533

Investing Activities
  Property, plant and equipment expenditures, net      (5,856,261)  (4,050,084)
  Purchases of investments, net                           (38,836)
                                                     --------------------------
      Net cash used by investing activities            (5,895,097)  (4,050,084)

Financing Activities
  Common stock dividends net of amounts reinvested of
    $225,484 and $196,065, respectively                (1,406,342)  (1,368,588)
  Net repayments under line of credit agreements       (4,500,000)  (8,900,000)
  Proceeds from issuance of treasury stock                147,608       85,100
  Repayments of long-term debt                           (518,580)    (451,446)
  Payments under capital lease obligations                             (46,476)
  Converted debenture bonds                                              4,984
                                                     --------------------------
      Net cash used by financing activities            (6,277,314) (10,676,426)

Net Decrease in Cash                                     (139,746)    (714,977)
Cash and Cash Equivalents at Beginning of Period          398,751    1,162,797
                                                     --------------------------
Cash and Cash Equivalents at End of Period               $259,005     $447,820
                                                     ==========================

               CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   Quarterly Financial Data
  The financial information included herein is unaudited; however, the financial information reflects normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company's interim results. Due to the seasonal nature of the Company's business, there are substantial variations in the results of operations reported on a quarterly basis. Certain amounts in 1994 have been reclassified to conform with the 1995 presentation.

2.   Investments
  The investment balances at June 30, 1995 and December 31, 1994 consist primarily of an investment in the common stock of Florida Public Utilities Company ("FPU"). The Company's ownership at June 30, 1995 and December 31, 1994, represents a 7.06% and 6.84% interest, respectively.

  The Company has classified its investment in FPU as an "available for sale" security, which requires that all unrealized gains and losses be excluded from earnings and be reported as a separate component of stockholders' equity, net of income taxes. At June 30, 1995 the market price per share, cost basis per share, and the unrealized loss on the investment in FPU were $17.75, $20.05 and $236,412, respectively. In management's opinion, the decline in the value of the stock is temporary. At December 31, 1994 the market price per share, cost basis per share and the unrealized loss were $16.125, $20.20 and $401,609, respectively.

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

4 Commitments and Contingencies
  FERC PGA
  On May 19, 1994, the FERC issued an Order directing Eastern Shore to refund, with interest, what the FERC characterized as overcharges from November 1, 1992 to the current billing month. The Order also directed Eastern Shore to file a report showing how the refund was calculated, and to revise tariff language clarifying the PGA provisions of its tariff.

  Eastern Shore filed a request for rehearing of the Order on June 20, 1994 based on what Eastern Shore believes is the FERC's erroneous interpretation of Eastern Shore's tariff. It is Eastern Shore's position that the FERC's Order essentially requires a retroactive change to the FERC approved PGA procedures which Eastern Shore has consistently applied over the last six years.

  On June 21, 1994, in compliance with the FERC's Order, Eastern Shore filed:
  (1) revised tariff sheets clarifying its PGA methodology and (2) two alternative refund calculations based on the FERC's Order. The two alternatives were filed due to what Eastern Shore believes to be an inconsistency or contradiction with respect to the FERC's language in its Order. On July 18, 1994 the FERC issued an "Order Granting Rehearing Solely for the Purpose of Further Consideration." Such Order was issued only to afford the FERC additional time for consideration of the issues raised in Eastern Shore's request for rehearing. As of the date of this report, the FERC has not approved either of the alternative refund calculations submitted by Eastern Shore and has not made a final determination as to Eastern Shore's request for rehearing. The Company is currently waiting for FERC to rule on the issue. The total accrued liability at June 30, 1995 and December 31, 1994 are $1,526,000 and $1,239,000, respectively.

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

  In October 1989, the Environmental Protection Agency Region III ("EPA") listed the Dover Site on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act
  ("CERCLA" or "Superfund").   At this time, under CERCLA, both the State of
  Delaware and the Company were named as potentially responsible parties ("PRP") for clean-up of the site. In July 1990, the Company entered into an agreement with EPA and DNREC to perform a Remedial Investigation/Feasibility Study under the supervision of EPA and DNREC to study the site and surroundings to determine any environmental impacts. Pursuant to the agreement, the Company agreed to pay for the study and 80% of the EPA's oversight costs. The Company submitted its reports on the Remedial Investigation ("RI") and Feasibility Study ("FS") to EPA and DNREC in January and February 1993, respectively. After receiving extensive comments, the Company submitted to the EPA and DNREC its revised RI and FS reports in May and June 1993, respectively. In the FS Report, Chesapeake proposed a remedy which involved capping the site and monitoring ground-water quality in the surrounding area with a total estimated cost of approximately $700,000.

  After further discussions with the regulatory authorities, Chesapeake undertook an additional phase study, the Ground Water Evaluation Study - Phase III, which focused on delineating the area of maximum ground-water impact from the site. The results of that study were submitted to EPA and DNREC in September 1993. On February 1, 1994, EPA issued its proposed plan of action (the "Plan"). The Plan adopted many findings of the Phase III Study, acknowledging that the Dover Site has only impacted ground-water in a limited area.

  The Plan presented and discussed a number of remedial alternatives, including the remedial strategy proposed by the Company in the FS. The EPA Plan proposed a more extensive remediation strategy that involved removal of contaminated soils from the site and drilling a series of twenty (20) wells. EPA estimated that execution of its Plan would cost $4.9 million. The Plan was submitted by the EPA for 30 day public comment period, which ended on April 4, 1994. During this period, the EPA received public comments, including those submitted by the Company.

  The EPA issued the site Record of Decision ("ROD") dated August 16, 1994. The remedial action selected by the EPA in the ROD differed significantly from the Plan. The EPA selected a less stringent ground-water remediation addressing contamination with a combination of hydraulic containment and natural attenuation. Remediation selected for the soil at the site is to meet stringent clean-up standards for the first two feet of soil and less stringent standards for the soil below two feet. These selected levels of remediation were not alternatives listed in the Plan, but utilized elements proposed. In addition, the ROD incorporated many of the public comments that were received. The ROD estimates the costs of selected remediation of ground-water and soil at $2.7 million and $3.3 million, respectively. The remediation selected in the ROD is substantially more limited than had been suggested in the Plan. In the ROD, the EPA indicated that its previous $4.9 million estimate was incorrect.

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

  The Company and the EPA each attempted to secure voluntary performance of part of the remediation by other parties. These parties include the State of Delaware, which is the owner of the property and was identified in the ROD as a PRP, and a business identified in the ROD as a PRP for having contributed to ground-water contamination. On March 6, 1995, in order to protect its interests, the Company filed suit in U.S. District Court for the District of Delaware for a determination that the State of Delaware is a liable party and for recovery from the State of costs of complying with the ROD. The Company is also considering suit against other PRPs.

  On May 17, 1995, EPA issued an order to the Company under section 106 of CERCLA (the Order ), which requires the Company to fund or implement the site ROD issued by EPA on August 6, 1994. The Order was also issued to General Public Utilities Corporation, Inc. ( GPU ), which EPA and the Company believe is liable under CERCLA. Other PRPs such as the State of Delaware were not ordered to perform the ROD. EPA may seek judicial enforcement of its Order, as well as significant financial penalties for failure to comply. Although notifying EPA of objections to the Order, the Company agreed to comply. GPU has informed EPA that it does not intend to comply with the order.

  The Company has commenced the design phase of the work required by the Order. On July 6, 1995, the Company also submitted to EPA a study that proposes two alternative remedies for the soil at the site. The alternatives contemplate a reduction in the level and cost of soil cleanup from that identified in the ROD. The alternatives are consistent with a prior agreement by the State of Delaware that limits construction on the site. The EPA is currently evaluating the proposal, which is supported by the State of Delaware, and the Company anticipates further negotiations on this issue.

  The litigation commenced by the Company on March 6, 1995 against the State of Delaware remains pending in U.S. District Court for the District of Delaware. The Company is currently engaged in discovery related to any additional parties who may be PRPs. Based upon this discovery, the Company will consider suit against other PRPs. Additionally, the Company and EPA each continue to attempt to secure voluntary funding or performance of part of the remediation by other PRPs. The Company expects continued negotiations with PRPs to attempt to resolve these matters.

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

  As of June 30, 1995, the Company has incurred approximately $3.2 million in costs relating to environmental testing and remedial action studies. In 1990, the Company entered into settlement agreements with a number of insurance companies resulting in proceeds to fund a portion of actual environmental costs incurred over a five to seven-year period beginning in 1990. The final insurance proceeds were requested and received in 1994.
  On February 23, 1993, the Delaware Public Service Commission, consistent with prior base rate proceedings, authorized the Company to amortize an additional $749,971 in environmental expenses for ratemaking purposes over a seven-year period. At June 30, 1995 the unamortized balance is approximately $500,000. Of the $3.2 million in costs reported above, approximately $328,000 has not been recovered through insurance proceeds or received ratemaking treatment. It is management's opinion that these costs incurred will be recoverable in future rates.

  Salisbury Town Gas Light Site
  In cooperation with the Maryland Department of the Environment ("MDE"), the Company has completed an assessment of the Salisbury manufactured gas plant site. The assessment determined that there was localized contamination of ground-water. A remedial design report was submitted to MDE in November 1990 and included a proposal to monitor, pump and treat any contaminated ground-water on-site. Through negotiations with the MDE, the remedial action workplan was revised with final approval from MDE obtained in early 1995. The remediation process for ground-water was revised from pump-and-treat to Air Sparging and Soil-Vapor Extraction, resulting in a substantial reduction in overall costs. The Company hopes to have the remediation facilities for ground water designed and constructed by year-end.

  The cost of remediation is estimated to be approximately $365,000 in capital costs with yearly operating expenses of approximately $200,000. Based on earlier estimated costs, the Company recorded both a liability and a deferred regulatory asset of $642,092 on December 31, 1994 to cover the
  Company's projected remediation costs for this site.   In July, the Company
  will be increasing both the liability and deferred regulatory asset to reflect the increase in costs. The liability payout for this site is expected to be over a five-year period. As of June 30, 1995, the Company has incurred approximately $1,725,000 for remedial actions and environmental studies and has charged such costs to accumulated depreciation. In a previous rate proceeding, the Company requested and received recovery for all costs incurred as of November 30, 1988 through base rates, including both a ten-year amortization of these costs and rate base treatment for the unamortized balance. As of June 30, 1995, the unamortized balance was approximately $179,000 and will be fully amortized by May 31, 1999. In January 1990, the Company entered into settlement agreements with a number of insurance companies resulting in proceeds to fund a portion of actual environmental costs incurred over a three to five-year period beginning in 1990. The final insurance proceeds were requested and received in 1992. Of the $1,725,000 in costs reported above, approximately $767,000 has not been recovered through insurance proceeds or received ratemaking treatment. It is management's opinion that these costs incurred and future costs incurred, if any, will be recoverable in future rates.

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

  Additional contamination assessment activities were conducted at the site in late 1992 and early 1993. On March 25, 1993, a Contamination Assessment Report Addendum ("CAR Addendum") was delivered to FDEP. The CAR Addendum concluded that soil and ground-water impacts have been adequately delineated as a result of the additional field work. The FDEP approved the CAR and CAR Addendum in March of 1994. The next step is a Risk Assessment ("RA") and a Feasibility Study ("FS") on the site. The RA and FS may be filed with the FDEP during the second half of 1995 at an estimated cost of $60,000. Until the RA and FS are completed and accepted as final by the FDEP, it is not possible to determine whether remedial action will be required by FDEP and, if so, the cost of such remediation.

  The Company has spent approximately $600,000 on these investigations as of June 30, 1995 and expects to recover these expenses, as well as any future expenses, through base rates. These costs have been accounted for as charges to accumulated depreciation. The Company requested and received approval from the Florida Public Service Commission ("FPSC") to amortize through base rates $359,659 of all costs incurred as of December 31, 1986. As of December 31, 1992, these costs were fully amortized. In January 1993, the Company received approval to recover through base rates approximately $217,000 in additional costs related to the former manufactured gas plant. This amount represents recovery of $173,000 of costs incurred from January 1987 through December 1992, as well as prospective recovery of estimated future costs, which had not yet been incurred at that time. The FPSC has allowed for amortization of these costs over a three-year period and provided for rate base treatment for the unamortized balance. In a separate docket before the FPSC, the Company has requested and received approval to apply a refund of 1991 overearnings of approximately $118,000 against the balance of unamortized environmental charges incurred as of December 31, 1992. As a result, these environmental charges were fully amortized as of June 1994. Of the $600,000 in costs reported above, all costs have received ratemaking treatment. The FPSC has allowed the Company to continue to accrue for future environmental costs. At June 30, 1995, the Company has $49,000 accrued. It is management's opinion that future costs above the amount accrued, if any, will be recoverable in future rates.

  Smyrna Coal Gas Site
  On August 29, 1989 and August 4, 1993, representatives of DNREC conducted sampling on property owned by the Company in Smyrna, Delaware. This property is believed to be the location of a former manufactured gas plant. Analysis of the samples taken by DNREC show a limited area of soil contamination.

  In November 1993 DNREC advised the Company that it would require a remediation of the soil contamination under the state's Hazardous Substance Cleanup Act. The Company met with DNREC personnel in December 1993 to discuss the scope of any remediation of the site, and in January 1994, submitted a proposed workplan, together with comments on the draft Consent Decree. Initial comments from DNREC on the Work Plan were received in March 1994, appropriate revisions were prepared and the Work Plan was resubmitted. Several additional sets of comments on the Work Plan were received from DNREC. The final Work Plan was submitted on September 27, 1994. DNREC has approved the Work Plan and the Consent Decree.
  Remediation based on the Work Plan has begun in 1995 at an estimated cost of approximately $200,000. It is management's opinion that these and any other costs will be recoverable in future rates.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                         RESULTS OF OPERATIONS FOR THE
                          QUARTER ENDED JUNE 30, 1995

The Company recognized net income of $764,085 for the three months ended June 30, 1995, representing an increase in net income of $880,669 as compared to the corresponding period in 1994. As indicated in the table below, the increase in earnings before interest and taxes ("EBIT") is due to higher earnings or a reduction in loss before interest and taxes ("LBIT") by all segments of the Company.

                                  FOR THE QUARTER ENDED JUNE 30,
                                  1995         1994        Change

Earnings Before Interest and Taxes

   Natural Gas Distribution     $652,420     $544,147     $108,273
   Natural Gas Transmission    1,416,056      250,135    1,165,921
   Propane Distribution         (362,243)    (429,190)      66,947
   Information Technology Services
     and Other                   184,649      (14,971)     199,620
   Eliminations                  (63,234)    (103,145)      39,911
                               ---------      -------    ---------
Total EBIT                     1,827,648      246,976    1,580,672

Operating Income Taxes           458,306     (341,574)     799,880
Interest                         692,675      665,890       26,785
Non-Operating Income, Net         87,418      (39,244)     126,662
                               ---------      -------    ---------
Net Income                      $764,085    $(116,584)    $880,669
                               =========      =======    =========


                        Natural Gas Distribution

The natural gas distribution segment reported EBIT of $652,420 for the second quarter 1995 as compared to EBIT of $544,147 for the corresponding period last year, an increase of $108,273. The increase in EBIT is due to an increase in gross margin in all of our service territories, partially offset by an increase in operating expenses.

                                  FOR THE QUARTER ENDED JUNE 30,
                                  1995          1994       Change

Revenue                       $10,720,619    $10,718,471     $2,148
Cost of Gas                     6,839,884      7,160,811   (320,927)
                               ----------     ----------    -------
Gross Margin                    3,880,735      3,557,660    323,075

Operations & Maintenance        2,163,143      2,049,641    113,502
Depreciation & Amortization       603,259        537,530     65,729
Other Taxes                       461,913        426,342     35,571
                                ---------      ---------    -------
EBIT                             $652,420       $544,147   $108,273
                                =========      =========    =======

The increase in gross margin is primarily due to an increase in firm sales in our northern service territories due to cooler than normal spring temperatures in the second quarter of 1995 when compared to the corresponding period of 1994. In addition, our Florida service territory had an increase in transportation sales to two co-generation facilities that began operations in April and July of 1994.

The increase in operations and maintenance expenses of $113,502 is due to an increase in customer accounting expenses, mains, meter and house regulating equipment. Depreciation and amortization expenses increased $65,729 due to plant placed in service during the past year. Other taxes increased $35,571 primarily due to an increase in property and payroll taxes.

                        Natural Gas Transmission

The natural gas transmission segment reported EBIT of $1,416,056 for the second quarter of 1995 as compared to EBIT of $250,135 for the corresponding period last year, an increase of $1,165,921. The increase in EBIT is due to an increase in gross margin and a decrease in operating expenses.

                                  FOR THE QUARTER ENDED JUNE 30,
                                  1995         1994        Change

Revenue                       $10,256,182   $7,868,230   $2,387,952
Cost of Gas                     7,887,217    6,626,019    1,261,198
                               ----------    ---------    ---------
Gross Margin                    2,368,965    1,242,211    1,126,754

Operations & Maintenance          684,852      733,147      (48,295)


Depreciation & Amortization       174,239      174,445         (206)
Other Taxes                        93,818       84,484        9,334
                               ----------    ---------    ---------
EBIT                           $1,416,056     $250,135    $1,165,921
                               ==========    =========    ==========

The increase in revenue and cost of gas is primarily due to a 106% increase in industrial interruptible sales volumes. This was partially offset by a 17% decrease in the cost of gas which is passed on to our customers. The increase in gross margin is attributable to the increase in interruptible sales volumes as natural gas competed favorably with alternative fuels. The increase in industrial interruptible sales is primarily due to increased sales to the methanol plant. Sales volumes and margins to this customer were up 153% and 168%, respectively, when compared to the same period last year. Adding to the increased gross margin is a $549,000 reduction in the amount expensed in 1995 to accrue for a potential refund, when compared to the corresponding period in 1994 (see note 4 to the Consolidated Financial Statements). Of the $549,000 reduction in 1995, $412,000 was a one-time expense in June 1994 to fully accrue for a refund ordered by FERC.

The decrease in operations and maintenance expenses of $48,295 is due to a delay in the painting of a structure and reduction in cathodic related maintenance expenses in the second quarter of 1995 when compared to the same period of 1994. Other taxes increased $9,334 due to plant placed in service during the past year and an increase in pipeline safety assessments from the federal government.

                          Propane Distribution

For the second quarter of 1995, the propane distribution segment experienced a LBIT of $362,243. These results were more favorable than those achieved for the corresponding quarter in 1994, with the segment recognizing a decrease in LBIT of $66,947, or 16%, over the second quarter 1994 LBIT of $429,190. Slightly over one-half of this decrease in LBIT was attributable to an increased gross margin, with the remaining decline in LBIT being a direct result of reduced operating expenses.

                                  FOR THE QUARTER ENDED JUNE 30,
                                  1995         1994        Change

Revenue                        $2,503,533   $3,168,118   $(664,585)
Cost of Gas                     1,248,735    1,949,889    (701,154)
                                ---------    ---------     -------
Gross Margin                    1,254,798    1,218,229      36,569

Operations & Maintenance        1,215,342    1,226,412     (11,070)
Depreciation & Amortization       325,485      338,320     (12,835)
Other Taxes                        76,214       82,687      (6,473)
                                ---------    ---------     -------
LBIT                            $(362,243)   $(429,190)    $66,947
                                =========    =========     =======

Revenues and cost of gas decreased in 1995, when compared to the same period in 1994 due to sales in 1994 to a wholesale customer under a non-recurring contract. The increase in gross margin resulted from a 2% increase in sales volumes, coupled with a 5% increase in the average margin per gallon. The increase in gallon sales directly related to a larger customer base and slightly colder temperatures. The rise in the average margin per gallon corresponded to a higher selling price per gallon, partially offset by a higher cost per gallon. Selling prices are adjusted in response to demand and competition. Regional market prices for propane did not drop as far in the second quarter of 1995, as compared to 1994, resulting in a higher propane cost for the segment.

Operations and maintenance expenses decreased by $11,070, or 1%, largely as a result of lower vehicle maintenance, advertising and insurance expenses. Depreciation and amortization dropped by $12,835, or 4%, as assets obtained in a prior acquisition became fully depreciated. Other taxes also declined $6,473, or 8%, as a result of lower real estate and personal property taxes.

                Information Technology Services and Other

The information technology services and other segment recognized an EBIT of $184,649 and a LBIT of $14,971 for the second quarters ended June 30, 1995 and 1994, respectively. This increase in EBIT of $199,620 is attributable to higher revenues and lower operating expenses.

                                  FOR THE QUARTER ENDED JUNE 30,
                                  1995         1994        Change

Revenue                        $2,070,528   $1,909,460    $161,068

Operations & Maintenance        1,578,630    1,604,208     (25,578)
Depreciation & Amortization       232,671      255,919     (23,248)
Other Taxes                        74,578       64,304      10,274
                                ---------    ---------     -------
EBIT/LBIT                        $184,649     $(14,971)   $199,620
                                =========    =========     =======

Higher consulting and programming training, resource placement, facilities management, hardware and consulting and programming revenues contributed to the overall increase in revenues of $161,068, or 8%. Partially offsetting these higher revenues was reduced system software revenue, as well as the absence of any Currin and Associates, Inc. ( C&A ) revenues due to its dissolution in 1994. Included in the second quarter results were $413,028 and $556,138 of intercompany revenues for 1995 and 1994, respectively. Of these total intercompany revenues, $63,236 and $103,144 corresponded to intercompany EBIT for 1995 and 1994, respectively. The decline in intercompany revenues from 1994 to 1995, and therefore, intercompany EBIT, illustrates the drop in development time as UtiliCISTM, the customer information and billing system for the Company s natural gas distribution segment, is in its implementation stage. UtiliCISTM is expected to be completed in 1995.

Operations and maintenance expenses declined $25,578, or 2%, primarily due to the absence of $63,135 of expenses incurred by C&A in 1994 and lower health care and pension costs. These decreased expenses were partially offset by increased expenses in areas such as payroll and hardware, which are directly associated with the increased revenues. Depreciation and amortization declined $23,248, or 9%, due to more assets becoming fully depreciated and the C&A s dissolution. Other taxes rose $10,274, or 16%, in response to the higher payroll costs.

                                Interest

The increase in interest expense is associated with higher short-term borrowing balances, as compared to the same period last year, and higher interest rates on those balances.

                          Non-Operating Income

The increase of approximately $127,000 in the second quarter 1995, as compared to the corresponding quarter in 1994 is primarily the absence of the 1994 after tax write-off of our investment in Currin and Associates, Inc., slightly offset by a decrease in 1995 interest income.

                         Operating Income Taxes

Income taxes increased due to higher second quarter EBIT, as compared to last year, and the elimination of the valuation allowance for state operating loss carryforwards associated with the Company's propane segment. The Company projects the utilization of all state operating loss carryforwards generated by the propane segment in the early 1990's.

                      RESULTS OF OPERATIONS FOR THE
                     SIX MONTHS ENDED JUNE 30, 1995

The Company recognized net income of $4,422,516 for the six months ended June 30, 1995, representing an increase in net income of $793,014 as compared to the corresponding period in 1994. As indicated in the table below, the increase in EBIT is due to a higher gross margin by the transmission segment offset by a reduced gross margin by the propane segment.

                               FOR THE SIX MONTHS ENDED JUNE 30,
                               1995          1994         Change


Earnings Before Interest and Taxes

   Natural Gas Distribution  $3,944,483   $3,880,652      $63,831
   Natural Gas Transmission   2,264,064      974,736    1,289,328
   Propane Distribution       1,642,844    2,355,798     (712,954)
   Information Technology Services
     and Other                  474,950      (28,587)     503,537
   Eliminations                (136,880)    (300,451)     163,571
                              ---------    ---------    ---------
Total EBIT                    8,189,461    6,882,148    1,307,313

Operating Income Taxes        2,489,157    1,970,995      518,162
Interest                      1,409,466    1,306,472      102,994
Non-Operating Income, Net       131,678       24,821      106,857
                              ---------    ---------    ---------
Net Income                   $4,422,516   $3,629,502     $793,014
                              =========    =========    =========


                        Natural Gas Distribution

The natural gas distribution segment reported EBIT of $3,944,483 for the first six months of 1995 as compared to EBIT of $3,880,652 for the corresponding period last year, an increase of $63,831. The increase in EBIT is due to an increase in gross margin in our service territories, partially offset by an increase in operating expenses.

                               FOR THE SIX MONTHS ENDED JUNE 30,
                               1995          1994         Change

Revenue                    $28,449,275    $31,534,659   $(3,085,384)
Cost of Gas                 18,027,540     21,397,980    (3,370,440)
                            ----------     ----------     ---------
Gross Margin                10,421,735     10,136,679       285,056

Operations & Maintenance     4,258,681      4,203,676        55,005
Depreciation & Amortization  1,199,626      1,068,424       131,202
Other Taxes                  1,018,945        983,927        35,018
                            ----------     ----------     ---------
EBIT                        $3,944,483     $3,880,652       $63,831
                            ==========     ==========     =========

The decrease in revenue and cost of gas is primarily due to a decrease in firm sales in our northern service territories due to temperatures which were 5% warmer in the first two quarters of 1995 when compared to the corresponding period of 1994. Partially offsetting this decrease, was an increase in sales to phosphate customers and two co-generation facilities in our Florida division.

The increase in operations and maintenance expenses of $55,005 is due to an increase in maintenance to mains, customer installation expenses, engineering, customer accounting expenses and less administrative expenses transferred to plant. This was partially offset by a decrease to outside services and employee pension and benefits. Depreciation and amortization expenses increased $131,202 due to plant placed in service during the past year.

                        Natural Gas Transmission

The natural gas transmission segment reported EBIT of $2,264,064 for the first six months of 1995 as compared to EBIT of $974,736 for the corresponding period last year, an increase of $1,289,328. The increase in EBIT is due to an increase in gross margin and a decrease in operating expenses.

                                  FOR THE SIX MONTHS ENDED JUNE 30,
                                  1995          1994         Change

Revenue                       $19,978,867   $19,826,852      $152,015
Cost of Gas                    15,879,530    16,935,214    (1,055,684)
                               -----------   ----------     ---------
Gross Margin                    4,099,337     2,891,638     1,207,699

Operations & Maintenance        1,292,462     1,396,051      (103,589)
Depreciation & Amortization       348,478       348,890          (412)
Other Taxes                       194,333       171,961        22,372
                               ----------    ----------     ---------
EBIT                           $2,264,064      $974,736    $1,289,328
                               ==========    ==========    ==========

The increase in revenue is primarily due to a 64% increase in industrial interruptible sales volumes which was offset by a 24% decrease in the cost of gas which is passed on to our customers. The increase in gross margin is attributable to the increase in interruptible sales volumes as natural gas competed favorably with alternative fuels. The increase in industrial interruptible sales is primarily due to increased sales to the methanol plant. Sales volumes and margins to this customer were up 78% and 84%, respectively, when compared to the same period last year. Adding to the increased gross margin is a $549,000 reduction in the amount expensed in 1995 to accrue for a potential refund, when compared to the corresponding period in 1994 (see note 4 to the Consolidated Financial Statements). Of the $549,000 reduction in 1995, $412,000 was a one-time expense in June 1994 to fully accrue for a refund ordered by FERC.

The decrease in operations and maintenance expenses of $103,589 is due to a reduction in employee benefits and the delay in the painting of structures and reduction in cathodic related maintenance expenses in the second quarter of 1995 when compared to the same period of 1994. Other taxes increased $22,372 due to plant placed in service during the past year, an increase in pipeline safety assessments from the federal government and payroll related taxes.

                          Propane Distribution

The propane distribution segment recognized EBIT of $1,642,844 for the first six months of 1995. As compared to EBIT for the six months ended June 30, 1994, these results represent a decline in earnings of $712,954, or 30%. Producing this decrease in EBIT was a lower gross margin, offset slightly by reduced operating expenses, particularly depreciation and amortization.

                                  FOR THE SIX MONTHS ENDED JUNE 30,
                                  1995          1994         Change

Revenue                        $9,837,432   $11,839,701   $(2,002,269)
Cost of Gas                     4,755,577     6,005,005    (1,249,428)
                                ---------    ----------     ----------
Gross Margin                    5,081,855     5,834,696      (752,841)

Operations & Maintenance        2,597,542     2,605,994        (8,452)
Depreciation & Amortization       649,011       679,820       (30,809)
Other Taxes                       192,458       193,084          (626)
                                ---------    ----------     ---------
EBIT                           $1,642,844    $2,355,798     $(712,954)
                                =========    ==========     =========

The decrease in gross margin resulted from an 11% decline in sales volumes, as well as a 2% decrease in the average margin per gallon. The decrease in gallon sales resulted from average temperatures in 1995 being 5% warmer than the corresponding period in 1994. Furthermore, the magnitude and timing of the colder temperatures experienced in the first quarter of 1994 did not recur in 1995. The decrease in the average margin per gallon corresponded to a higher cost per gallon, which was only partially offset by higher selling prices.

Operations and maintenance expenses decreased by $8,452, just under 1%, as a result of lower advertising, pension and benefits, and insurance expenses. Depreciation and amortization decreased by $30,809, or approximately 5%, as various assets obtained in a prior acquisition became fully depreciated.

                Information Technology Services and Other

For the six months ended June 30, the information technology services and other segment recognized an EBIT of $474,950 and a LBIT of $28,587 for 1995 and 1994, respectively. This increase in EBIT of $503,537 is the outcome of higher revenues and lower operating expenses.

                                  FOR THE SIX MONTHS ENDED JUNE 30,
                                  1995          1994         Change

Revenue                        $4,363,042    $4,110,710     $252,332

Operations & Maintenance        3,250,574     3,419,823     (169,249)
Depreciation & Amortization       469,813       560,757      (90,944)
Other Taxes                       167,705       158,717        8,988
                                ---------     ---------      -------
EBIT/LBIT                        $474,950      $(28,587)    $503,537
                                =========     =========      =======

Comprising the increase in revenues of $252,332 were higher consulting and programming training, resource placement and consulting and programming revenues, as well as a sale of Page-ITTM, the segment s billing software product for the telecommunication industry. Partially offsetting these higher revenues were reduced hardware sales. Of the total revenues for the six months ended June 30, 1995 and 1994, $865,098 and $1,229,417, respectively, represented intercompany revenues. The intercompany EBIT associated with these revenues are eliminated in consolidation; these amounts totalled $136,881 and $300,451 for 1995 and 1994, respectively. The intercompany revenue and EBIT amounts for the six months ended June 30, 1995 continued to decline over the prior year as less time is being spent on the development of UtiliCISTM, a customer information and billing system designed for the Company s natural gas distribution segment. UtiliCISTM is in an implementation stage, with completion scheduled in 1995.

Operations and maintenance expenses declined $169,249, or 5%, primarily due to the absence of $136,301 of expenses incurred by C&A in 1994. Despite recognizing significant decreases in such expenses as health care, pension and hardware, these reductions were partially offset by increases in other operations expenses, primarily payroll. Payroll rose in response to increased revenues. Depreciation and amortization declined $90,944, or 16%, due to certain pieces of hardware becoming fully depreciated and the dissolution of C&A. Other taxes increased $8,988, or 6%, as a result of higher payroll costs.

                                Interest

The increase in interest expense is associated with higher short-term borrowing balances, as compared to the same period last year, and higher interest rates on those balances.

                          Non-Operating Income

Non-operating income increased approximately $107,000 as compared to the same period in 1994, primarily due to the absence of the 1994 after tax write-off of our investment in Currin and Associates, Inc., slightly offset by a decrease in 1995 interest income.

                         Operating Income Taxes

Income taxes increased due to higher 1995 EBIT, as compared to last year, and the elimination of the valuation allowance for state operating loss carryforwards associated with the Company's propane segment. The Company projects the utilization of all state operating loss carryforwards generated by the propane segment in the early 1990's.

                          Environmental Matters

The Company continues to work with federal and state environmental agencies to assess the environmental impacts and explore corrective action at several former gas manufacturing plant sites (see Note 4 to the Consolidated Financial Statements). The Company believes that any future costs associated with these sites will be recoverable in future rates.


           FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company s capital requirements reflect the capital intensive nature of its business and are attributable principally to its construction program and the retirement of its outstanding debt. The Company relies on funds provided by operations and short-term borrowings to meet normal working capital requirements and temporarily finance capital expenditures. During the first six months of 1995, the Company s net cash flow provided by operating activities, net cash used by investing activities and net cash used by financing activities were approximately $12,033,000, $5,895,000 and $6,277,000, respectively. Due to the seasonal nature of the Company s business, there are substantial variations in the results of operations reported on a quarterly basis.

The Board of Directors has authorized the Company to borrow up to $14,000,000 from banks and trust companies. As of June 30, 1995, the Company had four $8,000,000 unsecured bank lines of credit. Funds provided from these lines of credit are used for short-term cash needs to meet seasonal working capital requirements and to fund portions of its capital expenditures. The outstanding balances of short-term borrowings at June 30, 1995 and 1994 were $3,500,000 and $0, respectively.

On July 6, 1995, the Company entered into an agreement for the private placement of $10,000,000 of 6.91% Senior Notes due in 2010. It is anticipated that funding on these Senior Notes will occur in October 1995. The Company will use the proceeds to retire $4,091,000 of the 10.85% Senior Notes of Eastern Shore Natural Gas Company, originally due October 1, 2003, and to repay short-term borrowing under the Company s lines of credit.

During the six months ended June 30, 1995 and 1994, net property, plant and equipment expenditures were approximately $5,856,000 and $4,050,000, respectively. For 1995, the Company has budgeted $16.6 million for capital expenditures. The components of this amount include $11.9 million for natural gas distribution, $1.7 million for natural gas transmission, $1.8 million for propane distribution, $1.0 million for structures and the remaining $200,000 for computer equipment. The natural gas and propane expenditures are for expansion and improvement of their existing service territories. The expenditures for Skipjack are for construction and improvements. Financing of the 1995 construction will be provided primarily by short-term borrowings and cash from operations. The construction program is subject to continuous review and modification by management. Actual construction expenditures may vary from the above estimates due to a number of factors including inflation, changing economic conditions, regulation, load growth and the cost and availability of capital.

The Company expects to incur environmental related expenditures in the future (see Note 4 to the Consolidated Financial Statements), a portion of which may need to be financed through external sources. Management does not expect such financing to have a material adverse effect on the financial position or capital resources of the Company.

As of June 30, 1995, common equity represented 62.9% of permanent capitalization, compared to 60.4% as of December 31, 1994. The Company remains committed to maintaining a sound capital structure and strong credit ratings in order to provide the financial flexibility needed to access the capital markets when required. This commitment, along with adequate and timely rate relief for the Company s regulated operations, helps to ensure that the Company will be able to attract capital from outside sources at a reasonable cost. The achievement of these objectives will provide benefits to customers and creditors, as well as the Company s investors.

                                 PART II
                            OTHER INFORMATION

            CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES

Item 1:     Legal Proceedings
              See Note 4 to Financial Statements

Item 2:     Changes in Securities
              None

Item 3:     Defaults Upon Senior Securities
              None

Item 4:     Submission of Matters to a Vote of Security Holders
              The Annual Meeting of Stockholders was held on May 16, 1995. Proposals as submitted in the proxy statement were voted on as follows:
              1. All Board of Director nominees were elected to the classes indicated in the proxy statement.
              2. The Chesapeake Utilities Corporation Directors Stock
                 Compensation Plan was approved.
              3. Amendments to the Company s Certificate of Incorporation (the
                 Certificate) for the purpose of modernizing the Certificate was approved.
              4. Amendments to the Certificate authorizing 2,000,000 shares of preferred stock was approved.
              5. Amendments to the Certificate changing the number of Directors to a number to be determined by the Board was defeated.
              6. Ratification of the selection of the Company s independent auditors through the fiscal year ending December 31, 1995 was approved.

Item 5:     Other Information
              None

Item 6(a):  Exhibits
              Exhibit 3 - Certificate of Incorporation of Chesapeake Utilities Corporation is filed herewith.

              Exhibit 11 - Computation of Primary and Fully Diluted Earnings Per Share is submitted herewith.

Item 6 (b): Reports on Form 8-K
              None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CHESAPEAKE UTILITIES CORPORATION



/s/ John R. Schimkaitis
-----------------------
Senior Vice President and Assistant Treasurer
(Principal Financial and Accounting Officer)


Date:  August 15, 1995