Form 10-Q
period 1995-09-30
CHESAPEAKE UTILITIES CORP
filed 1995-11-13
CIK 19745

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                        _______________________________
                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:  September 30, 1995

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

                         Commission file number:  0-593

                        CHESAPEAKE UTILITIES CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                        51-0064146
  (State of other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)

            909 Silver Lake Boulevard, Dover, Delaware         19904
             (Address of principal executive offices)       (Zip Code)

                                 (302) 734-6754
              (Registrant's Telephone Number, Including Area Code)

            861 Silver Lake Boulevard, Dover, Delaware         19904
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

Common Stock, par value $.4867 - 3,712,864 shares issued as of September 30, 1995, of which 2,919 are held in treasury.

                                     PART I
                             FINANCIAL INFORMATION


               CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                     September 30, December 31,
                                                         1995         1994
Assets                                               (Unaudited)
                                                      -----------  -----------
Property, Plant And Equipment
  Natural gas distribution                            $62,525,116  $57,773,632
  Natural gas transmission                             25,110,722   24,546,916
  Propane distribution                                 19,083,173   18,289,571
  Information technology services and other             5,785,961    8,618,014
  Gas plant acquisition adjustment                        795,004      795,004
                                                     --------------------------
    Total property, plant and equipment               113,299,976  110,023,137
  Less:  Accumulated depreciation and amortization    (33,838,216) (34,710,478)
                                                     --------------------------
    Net property, plant and equipment                  79,461,760   75,312,659
                                                     --------------------------

Investments                                             1,876,996    1,641,851
                                                     --------------------------

Current Assets
  Cash and cash equivalents                               485,031      398,751
  Accounts receivable, less allowance for
    uncollectibles                                      6,879,591    8,416,293
  Materials and supplies, at average cost                 878,680      797,147
  Propane inventory, at average cost                    1,226,640    1,411,384
  Storage gas prepayments                               3,310,804    3,467,281
  Underrecovered purchased gas costs                            0      109,025
  Income taxes receivable                                   5,487      836,813
  Prepaid expenses                                        910,837      855,107
  Deferred income taxes                                 1,165,012    1,290,680
                                                     --------------------------
    Total current assets                               14,862,082   17,582,481
                                                     --------------------------

Deferred Charges and Other Assets
  Intangible assets, net of accumulated amortization    1,560,649    1,941,239
  Environmental cost                                    8,390,610    7,462,647
  Order 636 transition cost                             1,608,980    2,020,732
  Other deferred charges                                2,316,009    2,309,008
                                                     --------------------------
    Total deferred charges and other assets            13,876,248   13,733,626
                                                     --------------------------


Total Assets                                         $110,077,086 $108,270,617
                                                     ==========================

   The accompanying notes are an integral part of these financial statements.



               CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                     September 30, December 31,
                                                         1995         1994
Capitalization and Liabilities                       (Unaudited)
                                                      -----------  -----------
Capitalization
  Stockholders' equity
    Common Stock, par value $.4867 per share;
    (authorized 12,000,000 shares; issued 3,712,864
    and 3,668,791 shares, respectively)                $1,806,965   $1,785,514
    Additional paid-in capital                         17,470,033   16,834,823
    Retained earnings                                  22,396,398   19,480,374
    Less:  Treasury stock, at cost; (2,919 and
           15,609 shares, respectively)                   (38,270)     (99,842)
           Unearned compensation - restricted stock
             awards                                      (496,966)    (696,679)
           Net unrealized loss on marketable
             securities                                  (126,729)    (241,609)
                                                     --------------------------
    Total stockholders' equity                         41,011,431   37,062,581

  Long-term debt, net of current portion               26,119,139   24,328,988
                                                     --------------------------
    Total capitalization                               67,130,570   61,391,569
                                                     --------------------------

Current Liabilities
  Current portion of long-term debt                     4,872,849    1,348,080
  Short-term borrowings                                 1,791,000    8,000,000
  Accounts payable                                      5,711,508    7,385,590
  Refunds payable to customers                          1,009,933      567,817
  Overrecovered purchased gas costs                     1,182,351            0
  Accrued interest                                        535,460      691,949
  Dividends payable                                       834,738      803,700
  Other accrued expenses                                2,644,679    2,225,097
                                                     --------------------------
    Total current liabilities                          18,582,518   21,022,233
                                                     --------------------------

Deferred Credits and Other Liabilities
  Deferred income taxes                                 8,689,587    8,700,472
  Deferred investment tax credits                         949,831      986,062
  Environmental liability                               7,117,083    6,642,092
  Accrued pension costs                                 2,669,817    2,530,904
  Order 636 transition liability                        1,608,980    2,020,732
  Other liabilities                                     3,328,700    4,976,553
                                                     --------------------------
    Total deferred credits and other liabilities       24,363,998   25,856,815
                                                     --------------------------
Total Capitalization and Liabilities                 $110,077,086 $108,270,617
                                                     ==========================

   The accompanying notes are an integral part of these financial statements.




               CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                                  (UNAUDITED)

                                                      For the Quarter Ended
                                                           September 30,
                                                         1995         1994
                                                     --------------------------

Operating Revenues                                    $20,564,994  $18,789,776
                                                     --------------------------
Operating Expenses
  Purchased gas costs                                  10,594,483   11,490,822
  Operations                                            5,411,880    4,729,442
  Maintenance                                             528,140      565,442
  Depreciation and amortization                         1,382,311    1,257,900
  Other taxes                                             665,908      611,795
  Income taxes                                            490,072     (161,735)
                                                     --------------------------
    Total operating expenses                           19,072,794   18,493,666
                                                     --------------------------
Operating Income                                        1,492,200      296,110

Other Income and Deductions                                93,730       81,068
                                                     --------------------------
Income Before Interest Charges                          1,585,930      377,178

Interest Charges                                          597,808      641,951
                                                     --------------------------

Net Income (Loss)                                        $988,122    ($264,773)
                                                     ==========================

Weighted Average Number of Common Shares Outstanding    3,705,763    3,637,056
                                                     ==========================

Earnings Per Share of Common Stock (1):
  Net Income (Loss)                                         $0.27       ($0.07)
                                                     ==========================
Fully Diluted Earnings Per Share of Common Stock (1):
  Net Income (Loss)                                         $0.26       ($0.05)
                                                     ==========================

The accompanying notes are an integral part of these financial statements.

(1)  See Exhibit 11 - Computation of Primary and Fully Diluted Earnings Per Sha

               CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                                  (UNAUDITED)

                                                     For the Nine Months Ended
                                                           September 30,
                                                         1995         1994
                                                     --------------------------

Operating Revenues                                    $73,536,454  $74,667,852
                                                     --------------------------
Operating Expenses
  Purchased gas costs                                  40,493,514   45,653,150
  Operations                                           15,136,089   14,424,956
  Maintenance                                           1,446,532    1,546,975
  Depreciation and amortization                         4,049,238    3,906,765
  Other taxes                                           2,239,348    2,119,483
  Income taxes                                          2,979,229    1,809,259
                                                     --------------------------
    Total operating expenses                           66,343,950   69,460,588
                                                     --------------------------
Operating Income                                        7,192,504    5,207,264

Other Income and Deductions                               225,409      105,889
                                                     --------------------------
Income Before Interest Charges                          7,417,913    5,313,153

Interest Charges                                        2,007,274    1,948,423
                                                     --------------------------

Net Income                                             $5,410,639   $3,364,730
                                                     ==========================

Weighted Average Number of Common Shares Outstanding    3,689,900    3,620,618
                                                     ==========================

Earnings Per Share of Common Stock (1):
  Net Income                                                $1.47        $0.93
                                                     ==========================
Fully Diluted Earnings Per Share of Common Stock (1):
  Net Income                                                $1.41        $0.91
                                                     ==========================

The accompanying notes are an integral part of these financial statements.

(1)  See Exhibit 11 - Computation of Primary and Fully Diluted Earnings Per Sha

               CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                     For the Nine Months Ended
                                                           September 30,
                                                         1995         1994
                                                     --------------------------
Operating Activities
  Net Income                                           $5,410,639   $3,364,730
  Adjustments to reconcile net income to net operating cash
    Depreciation and amortization                       4,294,633    4,148,802
    Deferred income taxes, net                             38,783     (965,499)
    Investment tax credit adjustments                     (36,231)     (41,112)
    Employee benefits                                     101,543      639,776
    Employee compensation from lapsing stock
      restrictions                                        332,514      270,667
    Reserve for refund                                 (1,356,705)   1,007,862
    Other                                                (118,419)      89,504
  Changes in assets and liabilities:
    Accounts receivable                                 1,536,702    3,561,814
    Inventory, materials, supplies and storage gas        259,688     (416,211)
    Prepaid expenses                                      (55,730)    (427,738)
    Other deferred charges                               (559,073)    (125,719)
    Accounts payable                                   (1,674,082)  (2,960,100)
    Refunds payable to customers                          442,116      135,419
    Overrecovered purchased gas costs                   1,291,376    2,468,958
    Other current liabilities                           1,041,462      721,038
                                                     --------------------------
      Net cash provided by operating activities        10,949,216   11,472,191

Investing Activities
  Property, plant and equipment expenditures, net      (8,063,144)  (6,419,165)
  Purchases of investments, net                           (38,836)           0
                                                     --------------------------
      Net cash used by investing activities            (8,101,980)  (6,419,165)

Financing Activities
  Common stock dividends net of amounts reinvested of
    $383,959 and $312,657, respectively                (2,079,570)  (2,048,974)
  Net repayments under line of credit agreements         (300,000)  (2,700,000)
  Proceeds from issuance of treasury stock                212,694      145,608
  Repayments of long-term debt                           (594,080)    (513,946)
  Payments under capital lease obligations                      0      (46,476)
  Converted debenture bonds                                     0        4,984
                                                     --------------------------
      Net cash used by financing activities            (2,760,956)  (5,158,804)

Net Increase (Decrease) in Cash                            86,280     (105,778)
Cash and Cash Equivalents at Beginning of Period          398,751    1,162,797
                                                     --------------------------
Cash and Cash Equivalents at End of Period               $485,031   $1,057,019
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

2.   Investments
  The investment balances at September 30, 1995 and December 31, 1994 consist primarily of an investment in the common stock of Florida Public Utilities Company ("FPU"). The Company's ownership at September 30, 1995 and December 31, 1994, represents a 7.05% and 6.84% interest, respectively.

  The Company has classified its investment in FPU as an "available for sale" security, which requires that all unrealized gains and losses be excluded from earnings and be reported as a separate component of stockholders' equity, net of income taxes. At September 30, 1995 the market price per share, cost basis per share, and the unrealized loss on the investment in FPU were $18.00, $20.05 and $210,729, respectively. In management's opinion, the decline in the value of the stock is temporary. At December 31, 1994 the market price per share, cost basis per share and the unrealized loss were $16.125, $20.20 and $401,609, respectively.

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

4 Commitments and Contingencies
  FERC PGA Settlement
  The Federal Energy Regulatory Commission ("FERC") issued an Order on May 19, 1994 directing the Company's interstate pipeline subsidiary, Eastern Shore Natural Gas Company ("Eastern Shore") to refund, with interest, what the FERC characterized as overcharges from November 1, 1992 to the current billing month. The Order also directed Eastern Shore to file a report showing how the refund was calculated, and to revise tariff language clarifying the PGA provisions of its tariff. On June 20, 1994, Eastern Shore filed a request for rehearing of the Order. In addition, on June 21, 1994, Eastern Shore filed revised tariff sheets clarifying its PGA methodology and two alternative refund calculations. Eastern Shore filed two alternative refund calculations due to what it believed were inconsistencies and contradictions in the Order. The FERC issued an Order on July 18, 1994, for the sole purpose of extending the time for consideration of Eastern Shore's filings. Subsequently Eastern Shore and the FERC Staff entered into negotiations to resolve this issue. In response to the FERC s May 19, 1994 Order, Eastern Shore accrued $412,000 during the second quarter of 1994, as a reserve for potential refund relating to prior periods. Thereafter, Eastern Shore accrued an amount each month to ensure that the potential refund was fully reserved. As of July 31, 1995, the total amount accrued was $1,660,200.

  On August 17, 1995 the FERC issued an Order approving an Offer of Settlement submitted by Eastern Shore. The Order approved a change in Eastern Shore s PGA methodology retroactive to June 1, 1994, which will result in a rate reduction of approximately $234,000 per year. The reserves the Company had been accruing for the potential refund were significantly greater than the rate reduction ordered. Accordingly, Eastern Shore has reversed a large portion of the reserve that it had been accruing. This reversal contributed $1,385,000 to pre-tax earnings or $833,000 to after-tax earnings during the third quarter of 1995.

  In connection with the FERC Order, Eastern Shore will apply to the FERC for a blanket certificate authorizing open access transportation service on its pipeline system. The implementation of open access transportation service, expected to occur during the second half of 1996, will provide all of Eastern Shore's customers with the opportunity to transport gas over its system at FERC regulated rates. Open access will thus result in a shift of Eastern Shore's business from higher margin sales of gas to large industrial customers, to lower margin transportation services. The Company believes that the impact on earnings can be partially offset by anticipated pipeline expansion and the Company's plans to provide unregulated supply management services.

  Environmental Matters
  Dover Gas Light Company Site
  In 1984, the State of Delaware notified the Company that a parcel of land it purchased in 1949 from Dover Gas Light Company, a predecessor gas company, contains hazardous substances. The State also asserted that the Company is responsible for any cleanup and prospective environmental monitoring of the site. The Delaware Department of Natural Resources and Environmental Control ("DNREC") investigated the site and surroundings, finding coal tar residue and some ground-water contamination.

  In October 1989, the Environmental Protection Agency Region III ("EPA") listed the Dover Site on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or
  "Superfund").   At this time, under CERCLA, both the State of Delaware and the Company were named as potentially responsible parties ("PRP") for cleanup of the site. In July 1990, the Company entered into an agreement with EPA and DNREC to perform a Remedial Investigation/Feasibility Study under the supervision of EPA and DNREC to study the site and surroundings to determine any environmental impacts. Pursuant to the agreement, the Company agreed to pay for the study and 80% of the EPA's oversight costs. The Company submitted its reports on the Remedial Investigation ("RI") and Feasibility Study ("FS") to EPA and DNREC in January and February 1993, respectively. After receiving extensive comments, the Company submitted to the EPA and DNREC its revised RI and FS reports in May and June 1993, respectively. In the FS Report, Chesapeake proposed a remedy, which involved capping the site and monitoring ground-water quality in the surrounding area with a total estimated cost of approximately $700,000.

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

  The Plan presented and discussed a number of remedial alternatives, including the remedial strategy proposed by the Company in the FS. The EPA Plan proposed a more extensive remediation strategy that involved removal of contaminated soils from the site and drilling a series of twenty (20) wells. EPA estimated that execution of its Plan would cost $4.9 million. The Plan was submitted by the EPA for 30-day public comment period, which ended on April 4, 1994. During this period, the EPA received public comments, including those submitted by the Company.

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

  The Company has commenced the design phase of the work required by the Order. On July 6, 1995, the Company also submitted to EPA a study that proposes two alternative remedies for the soil at the site. The alternatives contemplate a reduction in the level and cost of soil-cleanup from that identified in the ROD. The alternatives are consistent with a prior agreement by the State of Delaware that limits construction on the site. The EPA is currently evaluating the proposal, which is supported by the State of Delaware, and the Company anticipates further negotiations on this issue.

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

  In the third quarter of 1994, the Company increased its accrued liability recorded with respect to the Dover Site to $6.0 million from $700,000, reflecting the EPA's present estimate, as stated in the ROD, for remediation of the site according to the ROD. Future developments in the matters discussed above would be accompanied by appropriate reductions to the liability recorded as they occur. The Company also increased the corresponding regulatory asset to $6.0 million. If the Company incurs expenses of that amount in connection with undertaking the remedies selected in the ROD, management's belief is that the Company will be equitably entitled to contribution from other responsible parties for the greater part of these expenses. Management also believes that any amounts not so contributed will be recoverable in the Company's rates.

  As of September 30, 1995, the Company has incurred approximately $3.4 million in costs relating to environmental testing and remedial action studies. In 1990, the Company entered into settlement agreements with a number of insurance companies resulting in proceeds to fund a portion of actual environmental costs incurred over a five to seven-year period beginning in 1990. The final insurance proceeds were requested and received in 1994. On February 23, 1993, the Delaware Public Service Commission, consistent with prior base rate proceedings, authorized the Company to amortize an additional $749,971 in environmental expenses for ratemaking purposes over a seven-year period. At September 30, 1995 the unamortized balance is approximately $473,000. Of the $3.4 million in costs reported above, approximately $328,000 has not been recovered through insurance proceeds or received ratemaking treatment. It is management's opinion that these costs incurred will be recoverable in future rates.

  Salisbury Town Gas Light Site
  In cooperation with the Maryland Department of the Environment ("MDE"), the Company has completed an assessment of the Salisbury manufactured gas plant site. The assessment determined that there was localized contamination of ground-water. A remedial design report was submitted to MDE in November 1990 and included a proposal to monitor, pump and treat any contaminated ground-water on-site. Through negotiations with the MDE, the remedial action workplan was revised with final approval from MDE obtained in early 1995.
  The remediation process for ground-water was revised from pump-and-treat to Air Sparging and Soil-Vapor Extraction, resulting in a substantial reduction in overall costs. The Company hopes to have the remediation facilities for ground water designed and constructed by mid-year 1996.

  The cost of remediation is estimated to be approximately $365,000 in capital costs with yearly operating expenses of approximately $200,000. Based on earlier estimated costs, the Company recorded both a liability and a deferred regulatory asset of $642,092 on December 31, 1994 to cover the Company's
  projected remediation costs for this site.   In July, the Company increased
  both the liability and deferred regulatory asset to $1,163,000 to reflect an increase in costs. The liability payout for this site is expected to be over a five-year period. As of September 30, 1995, the Company has incurred approximately $1,771,000 for remedial actions and environmental studies and has charged such costs to accumulated depreciation. In a previous rate proceeding, the Company requested and received recovery for all costs incurred as of November 30, 1988 through base rates, including both a ten-year amortization of these costs and rate base treatment for the unamortized balance. As of September 30, 1995, the unamortized balance was approximately $167,000 and will be fully amortized by May 31, 1999. In January 1990, the Company entered into settlement agreements with a number of insurance companies resulting in proceeds to fund a portion of actual environmental costs incurred over a three to five-year period beginning in 1990. The final insurance proceeds were requested and received in 1992. Of the $1,771,000 in costs reported above, approximately $813,000 has not been recovered through insurance proceeds or received ratemaking treatment. It is management's opinion that these costs incurred and future costs incurred, if any, will be recoverable in future rates.

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

  Additional contamination assessment activities were conducted at the site in late 1992 and early 1993. On March 25, 1993, a Contamination Assessment Report Addendum ("CAR Addendum") was delivered to FDEP. The CAR Addendum concluded that soil and ground-water impacts have been adequately delineated as a result of the additional field work. The FDEP approved the CAR and CAR Addendum in April of 1994. The next step is a Risk Assessment ("RA") and a Feasibility Study ("FS") on the site. The RA and FS are expected to be filed with the FDEP during the fourth quarter of 1995 at an estimated cost of $60,000. Until the RA and FS are completed and accepted as final by the FDEP, it is not possible to determine whether remedial action will be required by FDEP and, if so, the cost of such remediation.

  The Company has spent approximately $621,000 on these investigations as of September 30, 1995 and expects to recover these expenses, as well as any future expenses, through base rates. These costs have been accounted for as charges to accumulated depreciation. The Company requested and received approval from the Florida Public Service Commission ("FPSC") to amortize through base rates $359,659 of all costs incurred as of December 31, 1986.
  As of December 31, 1992, these costs were fully amortized. In January 1993, the Company received approval to recover through base rates approximately $217,000 in additional costs related to the former manufactured gas plant. This amount represents recovery of $173,000 of costs incurred from January 1987 through December 1992, as well as prospective recovery of estimated future costs, which had not yet been incurred at that time. The FPSC has allowed for amortization of these costs over a three-year period and provided for rate base treatment for the unamortized balance. In a separate docket before the FPSC, the Company has requested and received approval to apply a refund of 1991 overearnings of approximately $118,000 against the balance of unamortized environmental charges incurred as of December 31, 1992. As a result, these environmental charges were fully amortized as of June 1994. Of the $621,000 in costs reported above, all costs have received ratemaking treatment. The FPSC has allowed the Company to continue to accrue for future environmental costs. At September 30, 1995, the Company has $54,000 accrued. It is management's opinion that future costs above the amount accrued, if any, will be recoverable in future rates.

  Smyrna Coal Gas Site
  On August 29, 1989 and August 4, 1993, representatives of DNREC conducted sampling on property owned by the Company in Smyrna, Delaware. This property is believed to be the location of a former manufactured gas plant. Analysis of the samples taken by DNREC show a limited area of soil contamination.

  In November 1993 DNREC advised the Company that it would require a remediation of the soil contamination under the state's Hazardous Substance Cleanup Act. The Company met with DNREC personnel in December 1993 to discuss the scope of any remediation of the site, and in January 1994, submitted a proposed workplan, together with comments on the draft Consent Decree. The final Work Plan was submitted on September 27, 1994. DNREC has approved the Work Plan and the Consent Decree. Remediation based on the Work Plan began in 1995 at an estimated cost of approximately $250,000. All soil and debris were removed in the third quarter, restoration is complete and DNREC has initiated site closure procedures. At September 30, 1995, the Company has incurred approximately $234,000 in remediation costs, of which $229,000 has not received ratemaking treatment. It is management's opinion that these and any other costs will be recoverable in future rates.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                         RESULTS OF OPERATIONS FOR THE
                        QUARTER ENDED SEPTEMBER 30, 1995

The Company recognized net income of $988,122 for the three months ended September 30, 1995, representing an increase in net income of $1,252,895 as compared to the corresponding period in 1994. As indicated in the table below, the increase in earnings before interest and taxes ("EBIT") is primarily due to the settlement between Eastern Shore and FERC regarding Eastern Shore's computation of the Purchased Gas Adjustment clause of its tariff, coupled with substantially higher than usual EBIT from Eastern Shore, and partially offset by slightly lower EBIT in the Company's natural gas distribution and propane segments. Exclusive of matters relating to the settlement, net income increased by approximately $310,000.

                              FOR THE QUARTER ENDED SEPTEMBER 30,
                                1995           1994        Change
                                ----           ----        ------
Earnings Before Interest and Taxes

   Natural Gas Distribution    $(400,399)   $(227,018)   $(173,381)
   Natural Gas Transmission    3,086,878    1,133,330    1,953,548
   Propane Distribution         (909,619)    (770,593)    (139,026)
   Information Technology
     Services and Other          247,884       79,847      168,037
   Eliminations & Corporate      (42,472)     (81,191)      38,719
                               ---------    ---------    ---------
Total EBIT                     1,982,272      134,375    1,847,897

Operating Income Taxes           490,072     (161,735)     651,807
Interest                         597,808      641,951      (44,143)
Non-Operating Income, Net         93,730       81,068       12,662
                               ---------    ---------    ---------
Net Income (Loss)               $988,122    $(264,773)  $1,252,895
                               =========    =========    =========

                        Natural Gas Distribution

The natural gas distribution segment reported a loss before earnings and taxes ("LBIT") of $400,399 for the third quarter 1995 as compared to LBIT of $227,018 for the corresponding period last year, an increase of $173,381. The increase in LBIT is due to an increase in operating expenses, partially offset by an increase in gross margin.

                              FOR THE QUARTER ENDED SEPTEMBER 30,
                                1995           1994        Change
                                ----           ----        ------
Revenue                     $8,458,920     $6,424,563    $2,034,357
Cost of Gas                  5,396,931      3,677,082     1,719,849
                             ---------      ---------     ---------
Gross Margin                 3,061,989      2,747,481       314,508

Operations & Maintenance     2,436,136      2,070,555       365,581
Depreciation & Amortization    596,717        516,063        80,654
Other Taxes                    429,535        387,881        41,654
                             ---------      ---------     ---------
LBIT                         $(400,399)     $(227,018)    $(173,381)
                             =========      =========     =========

The increase in revenue and cost of gas is primarily due to an increase in firm sales in our northern service territories, the brokering of gas in Florida, an increase in sales to phosphate customers and transportation of gas to two co-generation facilities in our Florida division. Adding to gross margin is an increase in base rates in our Delaware division effective June 3, 1995, the increase subject to refund pending final regulatory approval.

The increase in operations and maintenance expenses of $365,581 is due to an increase in customer installation expenses, customer accounting, administrative payroll and outside services. This was partially offset by a decrease in pensio and benefits. Depreciation and amortization expenses increased $80,654 due to plant placed in service during the past year. Increased revenue in our Florida division caused other taxes to rise due to an increase in revenue related taxes.

                        Natural Gas Transmission

The natural gas transmission segment reported EBIT of $3,086,878 for the third quarter of 1995 as compared to EBIT of $1,133,330 for the corresponding period last year, an increase of $1,953,548. The increase in EBIT is primarily due to a one-time reversal in the third quarter of 1995, in connection with the FERC settlement, of $1.3 million previously accrued as reserves for potential refunds to customers and a reduction in the level of required current accruals for refunds from $192,000 in the third quarter of 1994, to $38,000 in the third quarter of 1995 (See Note 4 to the Consolidated Financial Statements). Contributing to the rise in EBIT was an increase in gross margin due to greater deliveries to industrial customers.

                              FOR THE QUARTER ENDED SEPTEMBER 30,
                                1995           1994        Change
                                ----           ----        ------
Revenue                     $10,995,581     $10,178,061    $817,520
Cost of Gas                   6,851,181       8,063,993  (1,212,812)
                             ----------      ----------   ---------
Gross Margin                  4,144,400       2,114,068   2,030,332

Operations & Maintenance        780,826         722,901      57,925
Depreciation & Amortization     181,677         165,643      16,034
Other Taxes                      95,019          92,194       2,825
                             ----------      ----------   ---------
EBIT                         $3,086,878      $1,133,330  $1,953,548
                             ==========      ==========   =========

The increase in revenue is primarily due to a 31.5% increase in industrial interruptible sales volumes, partially offset by a 19.1% decrease in the cost of gas component of revenue, which is passed on to our customers. Cost of gas decreased due to the one-time reversal explained above, partially offset by the
increase in sales volumes.   The increase in gross margin is attributable to the
increase in interruptible sales volumes as natural gas competed favorably with alternative fuels. The increased sales volumes were primarily to the methanol plant and a municipal power plant, which are industrial interruptible customers. Sales volumes and margins to these customers were up 33% and 89%, respectively, when compared to the same period last year.

The increase in operations and maintenance expenses of $57,925 is due to an increase in payroll, property insurance, outside services and the painting of a bridge structure partially offset by a reduction in maintenance expenses. Depreciation and amortization increased $16,034 due to plant placed in service during the past year.

In connection with the FERC Order, Eastern Shore will apply to the FERC for a blanket certificate authorizing open access transportation service on its pipeline system. The implementation of open access transportation service, expected to occur during the second half of 1996, will provide all of Eastern Shore's customers with the opportunity to transport gas over its system at FERC regulated rates. Open access will thus result in a shift of Eastern Shore's business from higher margin sales of gas to large industrial customers, to lower margin transportation services. The Company believes that the impact on earning can be partially offset by anticipated pipeline expansion and the Company's plan to provide unregulated supply management services.

                          Propane Distribution

For the third quarter of 1995, the propane distribution segment recognized an increase in LBIT of $139,026, or 18%. Generating the additional loss was a reduction in gross margin, coupled with higher operations and maintenance expenses.

                              FOR THE QUARTER ENDED SEPTEMBER 30,
                                1995           1994        Change
                                ----           ----        ------
Revenue                     $1,902,900     $3,493,363   $(1,590,463)
Cost of Gas                    993,062      2,510,516    (1,517,454)
                             ---------      ---------     ---------
Gross Margin                   909,838        982,847       (73,009)

Operations & Maintenance     1,417,755      1,344,469        73,286
Depreciation & Amortization    330,243        335,637        (5,394)
Other Taxes                     71,459         73,334        (1,875)
                             ---------      ---------     ---------
LBIT                         $(909,619)     $(770,593)    $(139,026)
                             =========      =========     =========

Both revenue and cost of gas decreased $1.5 million due to the absence of sales to a wholesale customer to which we supplied propane under a non-recurring contract in 1994. The gross margin earned on sales to the wholesale customer wa minimal. Excluding gallons sold under this contract, sales volumes decreased by 9% over the same quarter for 1994, contributing approximately $63,000 of the decrease in gross margin. The remaining reduction in gross margin was due to lower service revenue.

Operations and maintenance expenses rose $73,286, or 5%, due to increases in advertising, outside services and salaries, offset by a reduction in pension benefits.

                Information Technology Services and Other

The information technology services and other segment recognized EBIT of $247,88 and $79,847 for the quarters ended September 30, 1995 and 1994, respectively. This increase in EBIT of $168,037 resulted from increased revenues partially offset by higher operating expenses.

                              FOR THE QUARTER ENDED SEPTEMBER 30,
                                1995           1994        Change
                                ----           ----        ------
Revenue                      $2,274,500     $2,037,347    $237,153

Operations & Maintenance      1,691,227      1,663,227      28,000
Depreciation & Amortization     265,494        235,887      29,607
Other Taxes                      69,895         58,386      11,509
                              ---------      ---------     -------
EBIT                           $247,884        $79,847    $168,037
                              =========      =========     =======

The increase in revenues of $237,153, or 12%, resulted from higher facilities management ("FM"), consulting and resource services revenues. Partially offsetting these revenues were reduced consulting and programming, software licensing, system software and training revenues. For this quarter, intercompan revenues totaled $412,997 and $581,456, while intercompany LBIT connected with the development of UtiliCISTM totaled $27,702 and $81,421 for 1995 and 1994, respectively. UtiliCISTM, the customer information and billing system designed for the Company s natural gas distribution segment, is installed and running at two of our three divisions, with full implementation at the remaining division to be complete by the end of 1995. The decline in intercompany revenue and intercompany LBIT should continue for the remainder of 1995.

Operations and maintenance expenses increased $28,000, or 2%. Although Capital Data Systems ("CDS") recognized reduced expenses, these were more than offset by increased expenses from United Systems, Inc. ("USI"). CDS' operations have been scaled back over the past year due to the decline in intercompany revenue and to downsizing efforts. This downsizing was initiated as a result of the terminatio of its contract by CDS' largest FM customer in connection with a change in control of that customer. Following the termination, CDS is no longer providing FM services for Page-ITTM, the billing software product designed by CDS for the telecommunications industry. CDS will be focusing mainly on consulting and contract programming, similar to USI's operation. Reductions in payroll, benefits and outside programming costs comprised the largest portion of the overall decline in CDS' expenses. Generating the overall increase in operations and maintenance expenses for the segment were higher payroll and benefit costs for USI. Depreciation and amortization increased $29,607, or 13%, due to accelerated amortization of Page-ITTM , directly correlating to the downsizing efforts mentioned above. Other taxes rose $11,509, or 20%, in response to an overall segment increase in payroll costs.

                                Interest

The decrease in interest expense resulted from an adjustment to interest expense accrued in association with the FERC PGA issue (see Note 4 to the Consolidated Financial Statements) partially offset by higher short-term borrowing balances and higher interest rates on those balances.

                          Non-Operating Income

The increase of approximately $13,000 over the corresponding quarter in 1994 is primarily due to the net result of a one-time termination fee paid to CDS and costs to downsize CDS. The termination fee was paid to CDS by its largest facilities management customer in connection with a change in control of that customer. The downsizing costs included a one-time writedown of assets, since CDS will no longer provide FM services in connection with its Page-ITTM software The increase was somewhat offset by the absence of any recorded AFUDC in the third quarter of 1995 when compared to approximately $50,000 recorded last year.

                         Operating Income Taxes

Income taxes increased due to higher third quarter EBIT, as compared to last year.


                         RESULTS OF OPERATIONS FOR THE
                      NINE MONTHS ENDED SEPTEMBER 30, 1995

The Company recognized net income of $5,410,639 for the nine months ended September 30, 1995, representing an increase in net income of $2,045,909 as compared to the corresponding period in 1994. As indicated in the table below, the increase in EBIT is primarily due to Eastern Shore's settlement with FERC, coupled with substantially higher EBIT from Eastern Shore and, to a lesser extent, higher EBIT from the information technology segment. Partially offsetting these were lower EBIT from the natural gas and propane distribution operations located in the Company's northern service territory. Exclusive of matters relating to the settlement, net income increased by approximately $780,000.

                            FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   1995          1994          Change
                                   ----          ----          ------
Earnings Before Interest and Taxes

   Natural Gas Distribution    $3,564,839      $3,676,713    $(111,874)
   Natural Gas Transmission     5,350,942       2,108,065    3,242,877
   Propane Distribution           733,225       1,585,205     (851,980)
   Information Technology
     Services and Other           722,834          51,260      671,574
   Eliminations & Corporate      (200,107)       (404,720)     204,613
                                ----------      ---------    ---------
Total EBIT                      10,171,733      7,016,523    3,155,210

Operating Income Taxes           2,979,229      1,809,259    1,169,970
Interest                         2,007,274      1,948,423       58,851
Non-Operating Income, Net          225,409        105,889      119,520
                                ----------      ---------    ---------
Net Income                      $5,410,639     $3,364,730   $2,045,909
                                ==========      =========    =========

                        Natural Gas Distribution

The natural gas distribution segment reported EBIT of $3,564,839 for the first nine months of 1995 as compared to EBIT of $3,676,713 for the corresponding period last year, a decrease of $111,874. The decrease in EBIT is due to an increase in operating expenses being partially offset by an increase in gross margin.

                              FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                1995           1994          Change
                                ----           ----          ------
Revenue                    $36,883,237     $37,933,573     $(1,050,336)
Cost of Gas                 23,424,471      25,075,063      (1,650,592)
                            ----------      ----------       ---------
Gross Margin                13,458,766      12,858,510         600,256

Operations & Maintenance     6,667,193       6,248,467         418,726
Depreciation & Amortization  1,778,255       1,561,523         216,732
Other Taxes                  1,448,479       1,371,807          76,672
                            ----------      ----------       ---------
EBIT                        $3,564,839      $3,676,713       $(111,874)
                            ==========      ==========       =========

The decrease in revenue and cost of gas is primarily due to a decrease in firm sales in our northern service territories due to temperatures being 10% warmer in the first three quarters of 1995 as compared to the corresponding period of 1994. Partially offsetting this decrease, was an increase in sales to phosphate customers and two co-generation facilities in our Florida division. Adding to margin is an increase in base rates in our Delaware operations effective June 3, 1995, subject to refund pending final regulatory approval.

The increase in operations and maintenance expenses of $418,726 is due to an increase in engineering, customer installation expenses, customer accounting les administrative expenses transferred to plant, outside services and maintenance to mains. This was partially offset by a decrease to pension and benefits. Depreciation and amortization expenses and other taxes increased $216,732 and $76,672, respectively, due to plant placed in service during the past year.

                        Natural Gas Transmission

The natural gas transmission segment reported EBIT of $5,350,942 for the first nine months of 1995 as compared to EBIT of $2,108,065 for the corresponding period last year, an increase of $3,242,877. The increase in EBIT is primarily due to a one-time reversal in the third quarter of 1995, in connection with the FERC settlement, of $1.3 million previously accrued as reserves for potential refunds to customers and a reduction in the level of required current accruals for refunds from $984,000 for the nine months ended September 30, 1994, to $288,000 for the corresponding period in 1995 (See Note 4 to the Consolidated Financial Statements). Contributing to the rise in EBIT was an increase in gros margin due to greater deliveries to industrial customers.

                            FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                1995           1994           Change
                                ----           ----           ------
Revenue                     $30,974,448     $30,004,912       $969,536
Cost of Gas                  22,730,710      24,999,207     (2,268,497)
                             ----------      ----------      ---------
Gross Margin                  8,243,738       5,005,705      3,238,033

Operations & Maintenance      2,073,289       2,118,953        (45,664)
Depreciation & Amortization     530,155         514,533         15,622
Other Taxes                     289,352         264,154         25,198
                             ----------      ----------      ---------
EBIT                         $5,350,942      $2,108,065     $3,242,877
                             ==========      ==========      =========

The increase in revenue is primarily due to a 47% increase in industrial interruptible sales volumes, which was offset by a 22% decrease in the cost of gas component of revenue, which is passed on to our customers. Cost of gas decreased due to the one-time reversal explained above, partially offset by the increase in sales volumes. The increase in gross margin is attributable to the increase in interruptible sales volumes as natural gas competed favorably with alternative fuels. The increased sales volumes were primarily to the methanol plant, which is an industrial interruptible customer. Sales volumes and margins to this customer were up 44% and 91%, respectively, when compared to the same period last year.

The decrease in operations and maintenance expenses of $45,664 is due to a decrease in pensions and benefits and maintenance expenses being partially offse by an increase in payroll when compared to the same period of 1994. Depreciatio and amortization increased $15,622 due to plant placed in service during the pas year. Other taxes increased $25,198 due to plant placed in service during the past year, an increase in pipeline safety assessments from the federal governmen and payroll related taxes.

In connection with the FERC Order, Eastern Shore will apply to the FERC for a blank certificate authorizing open access transportation service on its pipeline (See Management's Discussion and Analysis of Financial Condition and Results of Operations for the Quarter Ended September 30, 1995.)

                          Propane Distribution

The Company's propane distribution segment recognized EBIT of $733,225 and $1,585,205 for the nine months ended September 1995 and 1994, respectively. Thi decrease in EBIT of $851,980, or 54%, resulted from a substantial decline in gross margin, as well as a slight increase in operating expenses.

                             FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                1995           1994           Change
                                ----           ----           ------
Revenue                   $11,740,332     $15,333,065     $(3,592,733)
Cost of Gas                 5,748,639       8,515,521      (2,766,882)
                           ----------      ----------       ---------
Gross Margin                5,991,693       6,817,544        (825,851)

Operations & Maintenance    4,015,297       3,950,463          64,834
Depreciation & Amortization   979,254       1,015,458         (36,204)
Other Taxes                   263,917         266,418          (2,501)
                           ----------      ----------       ---------
EBIT                         $733,225      $1,585,205       $(851,980)
                           ==========      ==========       =========

The decrease in gross margin of $825,851, or 12%, was a result of several factors. Excluding the impact from a non-recurring sale of propane to a wholesale customer in 1994, the average margin per gallon for the nine-month period of 1995 dropped just over 1% as compared to the same period in 1994. Thi decrease in average margin per gallon resulted from higher market prices for propane when compared to the same period last year. Impacting gross margin even further was an 11% decline in sales volumes. The weather for 1995 contributed to this decline, with temperatures being 9% warmer than the same period in 1994, and 7% warmer than the 10-year average. Comprising the remaining decline in gross margin were reduced appliance sales and the absence of additional margin from the non-recurring wholesale contract in 1995.

Operations and maintenance expenses were higher due to increased outside service and salaries expenses, partially offset by lower insurance, maintenance and pension costs.

                Information Technology Services and Other

The information technology services and other segment recognized EBIT of $722,83 for the nine months ended September 30, 1995. These results are significantly higher than the EBIT of $51,260 for the corresponding period in 1994, principall due to increased revenues and lower operating expenses.

                            FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                1995           1994           Change
                                ----           ----           -----
Revenue                      $6,637,541     $6,148,057       $489,484

Operations & Maintenance      4,941,801      5,083,050       (141,249)
Depreciation & Amortization     735,307        796,644        (61,337)
Other Taxes                     237,599        217,103         20,496
                              ---------      ---------        -------
EBIT                           $722,834        $51,260       $671,574
                              =========      =========        =======

Comprising the increase in revenues of $489,484, or 8%, were higher consulting and programming, training, facilities management and resource services revenues. Partially offsetting these higher revenues were reduced system software, hardwar and data circuit sales, as well as the absence of any Currin & Associates, Inc. ("C&A") revenues due to its dissolution in 1994. Included in the results for th nine months ending September 30, intercompany revenues totaled $1,278,094 and $1,810,873, while intercompany LBIT connected with the development of UtiliCISTM totaled $164,583 and $404,319 for 1995 and 1994, respectively. This expected decline in intercompany revenues and intercompany LBIT was due to UtiliCISTM development nearing completion. Implementation is now complete at two out of three divisions, with the remaining division scheduled for conversion and implementation by the end of 1995.

Operations and maintenance expenses declined $141,249, or 3%, primarily due to the absence of approximately $150,000 incurred by C&A in 1994. The Company wrot off its investment in C&A during the second quarter of 1994. Although CDS recognized reduced expenses of approximately $591,000, these were more than offset by an increase of $625,000 from USI. CDS' operations have been scaled back over the past year due to the decline in intercompany revenue and to downsizing efforts, which have been initiated, to no longer provide FM services for Page-ITTM, due to the termination of a contract with its largest FM custome due to a change in control of that customer. CDS will be changing their focus to consulting and contract programming, similar to operations at USI. Areas where costs have declined for CDS include payroll and benefits, computer hardwar and outside programming costs. USI's payroll and benefits costs have increased dramatically in response to increased revenue. Depreciation and amortization declined $61,337, or 8%, due to more assets becoming fully depreciated and the dissolution of C&A in 1994. Other taxes rose $20,496, or 9%, in response to an overall segment increase in payroll costs.

                                Interest

Interest expense is higher due to increased short-term borrowings, partially offset by a decrease in long-term debt interest, coupled with an adjustment to interest in association with the FERC PGA issue (see Note 4 to the Consolidated Financial Statements).

                          Non-Operating Income

Non-operating income increased approximately $120,000 as compared to the same period in 1994. The increase was the result of the absence of the 1994 write-of of our investment in Currin and Associates, Inc. and the net result of a one-tim termination fee paid to CDS and costs to downsize CDS. This was partially offse by a reduction in the amount of AFUDC recorded in 1995 as compared to 1994.

                         Operating Income Taxes

Income taxes increased due to higher 1995 EBIT, as compared to last year, and th elimination of the valuation allowance for state operating loss carryforwards associated with the Company's propane segment. The Company projects the utilization of all state operating loss carryforwards generated by the propane segment.

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


           FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company s capital requirements reflect the capital intensive nature of its business and are attributable principally to its construction program and the retirement of its outstanding debt. The Company relies on funds provided by operations and short-term borrowings to meet normal working capital requirements and temporarily finance capital expenditures. During the first nine months of 1995, the Company s net cash flow provided by operating activities, net cash use by investing activities and net cash used by financing activities were approximately $10,949,000, $8,102,000 and $2,761,000, respectively. Due to the seasonal nature of the Company s business, there are substantial variations in the results of operations reported on a quarterly basis.

The Board of Directors has authorized the Company to borrow up to $14 million from banks and trust companies. As of September 30, 1995, the Company had four $8 million unsecured bank lines of credit. Funds provided from these lines of credit are used for short-term cash needs to meet seasonal working capital requirements and to fund portions of its capital expenditures. The outstanding balances of short-term borrowings at September 30, 1995 and 1994 were $7.7 million and $6.2 million, respectively.

On October 2, 1995, the Company finalized a private placement of $10 million of 6.91% Senior Notes due in 2010. The Company used the proceeds to retire $4,091,000 of the 10.85% Senior Notes of Eastern Shore Natural Gas Company, originally due October 1, 2003. Accordingly, $4,091,000 was reclassified to current portion of long-term debt for financial statement presentation at September 30, 1995. The remaining proceeds of $5,909,000 were used to repay short-term borrowing under the Company s lines of credit. Accordingly, $5,909,000 of short-term borrowings was reclassified to long-term debt for financial statement presentation at September 30, 1995.

During the nine months ended September 30, 1995 and 1994, net property, plant an equipment expenditures were approximately $8,063,000 and $6,419,000, respectively. For 1995, the Company has budgeted $15.5 million for capital expenditures. The components of this amount include $10.8 million for natural gas distribution, $1.7 million for natural gas transmission, $1.7 million for propane distribution, $1.0 million for structures and improvements, with the remaining $300,000 for computer and office equipment. The natural gas and propane expenditures are for expansion and improvement of their existing service territories. Financing of the 1995 construction will be provided primarily by short-term borrowings, a private placement of $10 million of Senior Notes and cash from operations. The construction program is subject to continuous review and modification by management. Actual construction expenditures may vary from the above estimates due to a number of factors including inflation, changing economic conditions, regulation, load growth and the cost and availability of capital.

The Company expects to incur environmental related expenditures in the future (see Note 4 to the Consolidated Financial Statements), a portion of which may need to be financed through external sources. Management does not expect such financing to have a material adverse effect on the financial position or capital resources of the Company.

As of September 30, 1995, common equity represented 61.1% of permanent capitalization, compared to 60.4% as of December 31, 1994. The Company remains committed to maintaining a sound capital structure and strong credit ratings in order to provide the financial flexibility needed to access the capital markets when required. This commitment, along with adequate and timely rate relief for the Company s regulated operations, helps to ensure that the Company will be abl to attract capital from outside sources at a reasonable cost. The achievement of these objectives will provide benefits to customers and creditors, as well as the Company s investors.

                                 PART II
                            OTHER INFORMATION

            CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES

Item 1:     Legal Proceedings
          See Note 4 to the Consolidated Financial Statements

Item 2:     Changes in Securities
          None

Item 3:     Defaults Upon Senior Securities
          None

Item 4:     Submission of Matters to a Vote of Security Holders
          None

Item 5:     Other Information
          None

Item 6(a):  Exhibits
          Exhibit 4 - The Note Purchase Agreement entered into by the Company on October 2, 1995, pursuant to which the Company privately placed $10 million of its 6.91% Senior Notes due in 2010, is not being filed herewith, in accordance with Item 601(b)(4)(iii) of Regulation S-K. The Company hereby agrees to furnish a copy of that agreement to the Commission upon request.

          Exhibit 11 - Computation of Primary and Fully Diluted Earnings Per Share is submitted herewith.

Item 6 (b): Reports on Form 8-K
          On August 17, 1995, the Company filed a report on Form 8-K, reporting under Item 5 Eastern Shore's settlement with the FERC, described in Note 4 to the Consolidated Financial Statements.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CHESAPEAKE UTILITIES CORPORATION



/s/  John R. Schimkaitis
----------------------------

John R. Schimkaitis
Senior Vice President and Assistant Treasurer
(Principal Financial and Accounting Officer)


Date:  November 9, 1995