Form 10-K
period 1995-12-31
CHESAPEAKE UTILITIES CORP
filed 1996-03-27
CIK 19745

    AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 26, 1996

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995  COMMISSION FILE NUMBER 0-593

                               ----------------
                       CHESAPEAKE UTILITIES CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           STATE OF DELAWARE                         51-0064146
                                                  (I.R.S. EMPLOYER
    (STATE OR OTHER JURISDICTION OF              IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

  909 SILVER LAKE BOULEVARD, DOVER, DELAWARE            19904
                                                     (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 302-734-6713

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

          TITLE OF EACH CLASS         NAME OF EACH EXCHANGE ON WHICH REGISTERED


   COMMON STOCK--PAR VALUE PER SHARE        NEW YORK STOCK EXCHANGE, INC.
                $.4867

                               ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     8.25% CONVERTIBLE DEBENTURES DUE 2014
                               (TITLE OF CLASS)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

  As of March 22, 1996, 3,758,082 shares of common stock were outstanding. The aggregate market value of the common shares held by non-affiliates of Chesapeake Utilities Corporation, based on the last trade price on March 21, 1996, as reported by the New York Stock Exchange, was approximately $62,008,353.

                      DOCUMENTS INCORPORATED BY REFERENCE

               DOCUMENTS                          PART OF FORM 10-K
Definitive Proxy Statement dated April                Part III
                8, 1996

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        CHESAPEAKE UTILITIES CORPORATION
                                   FORM 10-K

                          YEAR ENDED DECEMBER 31, 1995

                               TABLE OF CONTENTS

                                     PART I

                                                                            PAGE
                                                                            ----
 Item 1.  Business.......................................................     1
 Item 2.  Properties.....................................................    10
 Item 3.  Legal Proceedings..............................................    11
 Item 4.  Submission of Matters to a Vote of Security Holders............    14
 Item 10. Executive Officers of the Registrant...........................    14

                                    PART II

 Item 5.  Market for Registrant's Common Stock and Related Security
           Holder Matters................................................    15
 Item 6.  Selected Financial Data........................................    16
 Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.........................................    17
 Item 8.  Financial Statements and Supplementary Data....................    23
 Item 9.  Changes In and Disagreements with Accountants on Accounting and
           Financial Disclosure..........................................    43

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant.............    43
 Item 11. Executive Compensation.........................................    43
 Item 12. Security Ownership of Certain Beneficial Owners and Management.    43
 Item 13. Certain Relationships and Related Transactions.................    43

                                    PART IV

 Item 14. Financial Statements, Financial Statement Schedules, Exhibits
           and Reports on Form 8-K.......................................    43
 Signatures...............................................................   46

                                    PART I

ITEM 1. BUSINESS

  (A) GENERAL DEVELOPMENT OF BUSINESS

  Chesapeake Utilities Corporation ("Chesapeake" or "the Company") is a diversified utility company engaged in natural gas distribution and transmission, propane distribution and information technology services.

  Chesapeake's three natural gas distribution divisions serve approximately 33,500 residential, commercial and industrial customers in southern Delaware, Maryland's Eastern Shore and Central Florida. The natural gas transmission subsidiary operates a 271-mile interstate pipeline system that transports gas from various points in Pennsylvania to the Company's Delaware and Maryland distribution divisions, as well as to other utilities and industrial customers in Delaware and the Eastern Shore of Maryland. The Company's propane segment serves approximately 22,600 customers in southern Delaware and the Eastern Shore of Maryland and Virginia. The information technology services segment provides software services to a wide variety of customers and clients.

  (B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

                                         FOR THE YEARS ENDED DECEMBER 31,
                                      ----------------------------------------
                                          1995          1994          1993
                                      ------------  ------------  ------------
Operating Revenues, Unaffiliated
 Customers
  Natural gas distribution........... $ 54,120,280  $ 49,523,743  $ 44,286,243
  Natural gas transmission...........   24,984,767    22,191,896    20,094,343
  Propane distribution...............   17,607,956    20,684,150    16,908,289
  Information technology services and
   other.............................    7,307,413     6,172,508     4,583,757
                                      ------------  ------------  ------------
    Total operating revenues,
     unaffiliated customers.......... $104,020,416  $ 98,572,297  $ 85,872,632
                                      ============  ============  ============
Intersegment Revenues
  Natural gas distribution........... $     42,037  $     55,888  $     52,577
  Natural gas transmission...........   16,663,043    17,303,529    17,345,800
  Propane distribution...............      139,052        85,552        48,248
  Information technology services....    1,722,135     2,277,361     2,311,498
                                      ------------  ------------  ------------
    Total intersegment revenues...... $ 18,566,267  $ 19,722,330  $ 19,758,123
                                      ============  ============  ============
Operating Income Before Income Taxes
  Natural gas distribution........... $  4,728,348  $  4,696,659  $  4,114,683
  Natural gas transmission...........    6,083,440     3,018,212     3,091,843
  Propane distribution...............    1,852,630     2,287,688     1,588,383
  Information technology services....    1,170,970       174,033       156,910
                                      ------------  ------------  ------------
    Total............................   13,835,388    10,176,592     8,951,819
  Less: Eliminations.................     (248,595)     (419,883)     (651,439)
                                      ------------  ------------  ------------
    Total operating income before
     income taxes.................... $ 13,586,793  $  9,756,709  $  8,300,380
                                      ============  ============  ============
Identifiable Assets, At December 31,
  Natural gas distribution........... $ 75,630,741  $ 68,528,774  $ 59,404,795
  Natural gas transmission...........   19,292,524    17,792,415    18,212,489
  Propane distribution...............   18,855,507    16,949,431    18,244,020
  Information technology services....    3,380,108     3,196,064     3,896,201
  Other..............................    1,635,100     1,803,933     1,230,596
                                      ------------  ------------  ------------
    Total identifiable assets........ $118,793,980  $108,270,617  $100,988,101
                                      ============  ============  ============

  (C) NARRATIVE DESCRIPTION OF BUSINESS

  The Company is engaged in four primary business activities: natural gas transmission; natural gas distribution; propane distribution; and information technology services. In addition to the four primary groups, Chesapeake has three subsidiaries engaged in other service related businesses. In 1995 and 1993, the Company had sales to one customer, Texaco Refining and marketing, an industrial interruptible customer of the natural gas transmission segment, which exceeded 10% of total revenue. Total sales to this customer were approximately $10.6 million or 10.2% and $9.6 million or 11.2% of total revenue during 1995 and 1993. During 1994, no individual customer accounted for 10% or more of operating revenues.

  (I) (A) NATURAL GAS TRANSMISSION

    Eastern Shore Natural Gas Company ("Eastern Shore"), the Company's wholly owned transmission subsidiary, operates an interstate pipeline that delivers gas to five utility and thirteen industrial customers in Delaware and the Eastern Shore of Maryland. Eastern Shore is the sole source of gas supply for Chesapeake's Maryland and Delaware divisions and for two unaffiliated distribution entities. During 1995 and previously, Eastern Shore was not an "open access" pipeline which would provide transportation service to all customers. However, Eastern Shore has authority from the Federal Energy Regulatory Commission ("FERC") to provide firm transportation to two of its customers for gas they own and deliver to Eastern Shore for redelivery.

    Operating income before income taxes attributed to natural gas transmission was $6.1 million, $3.0 million and $3.1 million for the years 1995, 1994 and 1993, respectively. Operating income for 1995 increased $3.1 million due to a combination of the settlement between Eastern Shore and the FERC, a reduction in the required levels of accruals in 1995 as compared to 1994 and a 29% increase in deliveries to industrial interruptible customers. Exclusive of matters relating to the settlement and associated accruals operating income increased $890,000 in 1995 as compared to 1994 and $1.1 million in 1994 as compared to 1993. These fluctuations have resulted primarily from variations in volumes and margins on Eastern Shore's interruptible sales to industrial customers that have the capability of switching to oil for their fuel requirements. Rates charged to these customers are determined through negotiation and thus are flexible. When lower oil prices prevail Eastern Shore normally reduces the price it charges to its interruptible customers, thereby reducing the profit margin on such sales. In addition, certain customers switch from natural gas to oil, reducing volumes sold. For further discussion, see the Management Discussion and Analysis.

  NATURAL GAS SUPPLY

    General. Eastern Shore has firm contracts with three major interstate pipelines, Transcontinental Pipe Line Corporation ("Transco"), Columbia Gas Transmission Corporation ("Columbia") and Columbia Gulf Transmission Corporation ("Gulf"), all of which are "open-access" pipelines.

    Eastern Shore's contracts with Transco include (a) firm transportation capacity of 22,900 MCF per day, which expires in 2005; (b) firm transportation capacity of 500 MCF per day for December through February, which expires in 2006; (c) three firm storage services providing a peak day entitlement of 7,046 MCF and a total capacity of 288,739 MCF; and (d) two interruptible storage services with a total capacity of 432,663 MCF.

    Eastern Shore's contracts with Columbia include: (1) firm transportation capacity of 1,481 MCF per day, which expires in 2004 and (b) firm storage service providing a peak day entitlement of 10,525 MCF per day and a total capacity of 509,954 MCF.

    Eastern Shore's contract with Gulf is for firm transportation of 1,510 MCF per day, which also expires in 2004.

    Eastern Shore currently has contracts for the purchase of firm natural gas supplies with five reputable suppliers. These five contracts provide a maximum daily entitlement of 15,855 MCF and the supplies are transported by both Transco and Columbia under Eastern Shore's firm transportation agreements. The gas purchase contracts have various expiration dates.

    Adequacy of Gas Supply. Eastern Shore's firm obligations to its customers, including Chesapeake's Delaware and Maryland utility divisions, are 40,237 MCF for peak days and 9,190,678 MCF on an annual basis. Eastern Shore's maximum daily firm transportation capacity on the Transco and Columbia systems is 42,452 MCF per day. Currently, Eastern Shore's firm daily peak supply is 33,926 MCF and its total annual firm supply is 6,697,815 MCF. This is equivalent to 80% of Eastern Shore's firm daily demand and 73% of its annual firm demand being satisfied by firm supply sources. To meet the difference between firm supply and firm demand, Eastern Shore obtains gas supply on the "spot market" from various other suppliers which is transported by Transco or Columbia and sold to Eastern Shore's customers as required. The Company believes that Eastern Shore's available firm, interruptible and "spot market" supply is ample to meet the anticipated needs of Eastern Shore's customers.

    There was no curtailment of firm gas supply to Eastern Shore in 1995, nor does Eastern Shore anticipate any such curtailment during 1996.

  COMPETITION

    Competition with Alternative Fuels. Historically, the Company's natural gas operations have successfully competed with other forms of energy such as electricity, oil and propane. The principal consideration in the competition between the Company and suppliers of other sources of energy is price and, to a lesser extent, accessibility. All of the Company's divisions have the capability of adjusting their interruptible rates to compete with alternative fuels.

    The Company has several large volume industrial customers that have the capacity to use fuel oil as an alternative to natural gas. When oil prices decline, some of Chesapeake's natural gas distribution and transmission interruptible customers convert to oil to satisfy their fuel requirements. Lower levels in interruptible sales occur when oil prices remain depressed relative to the price of natural gas. However, oil prices as well as the prices of other fuels, are subject to change at any time for a variety of reasons; therefore, there is always uncertainty in the continuing competition among natural gas and other fuels. In order to address this uncertainty, the Company uses flexible pricing arrangements on both the supply and sales side of its business to maximize sales volumes.

    To a lesser extent than price, availability of equipment and operational efficiency are also factors in competition among fuels, primarily in residential and commercial settings. Heating, water heating and other domestic or commercial equipment is generally designed for a particular energy source, and especially with respect to heating equipment, the high cost of conversion is a disincentive for individuals and businesses to change their energy source.

    Competition within the Natural Gas Industry. FERC Order 636 enables all natural gas suppliers to compete for customers on an equal footing. Under this "open access" environment, interstate pipeline companies have unbundled the traditional components of their service--gas gathering, transportation and storage. If they choose to be a merchant of gas, they must form a separate marketing operation independent of their pipeline operations. Hence, gas marketers have developed as a viable option for many companies because they are providing expertise in gas purchasing along with collective purchasing capabilities which, when combined, may reduce end-user cost.

    Currently, Eastern Shore is not an "open access" pipeline and is permitted to transport gas for only two of its existing customers. Thus, most of Eastern Shore's customers, including Chesapeake's Maryland and Delaware utility divisions, and, in turn, customers of these divisions, do not have the capability of directly contracting for alternative sources of gas supply and have Eastern Shore transport the gas to them. In December 1995, Eastern Shore applied to the FERC for a blanket certificate authorizing open access transportation service on its pipeline system (see open access plan filing below). The implementation of open access transportation service, expected to occur during the second half of 1996, will provide all of Eastern Shore's customers with the opportunity to transport gas over its system at FERC regulated rates. For further discussion, see Management Discussion and Analysis.

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

    During 1996, after Eastern Shore becomes an open access pipeline, the FERC will have sole regulatory authority over Eastern Shore while the Delaware Public Service Commission will cease having any regulatory authority over Eastern Shore.

    The rates for Eastern Shore's "sale for resale" customers (i.e., sales to its utility customers) are subject to a purchased gas adjustment clause. Eastern Shore's firm industrial contracts generally include tracking provisions that permit automatic adjustment for the full amount of increases or decreases in Eastern Shore's suppliers' firm rates.

  RATE PROCEEDINGS

    FERC PGA. On May 19, 1994, the FERC issued an Order directing Eastern Shore to refund, with interest, what the FERC characterized as overcharges from November 1, 1992 to the current billing month. The May 19, 1994 Order also directed Eastern Shore to file a report showing how the refund was calculated, and revised tariff language clarifying the purchased gas adjustment provisions in its tariff.

    Eastern Shore filed a request for rehearing of the Order on June 20, 1994 based on what Eastern Shore believed was the FERC's erroneous interpretation of Eastern Shore's tariff. It was Eastern Shore's position that the FERC's Order essentially required a retroactive change to the FERC approved PGA procedures which Eastern Shore had consistently applied over the prior six years.

    On June 21, 1994, in compliance with the FERC's May 19, 1994 Order, Eastern Shore filed: (1) revised tariff sheets clarifying its PGA methodology and (2) two alternative refund calculations based on the FERC's Order. The two alternatives were filed due to what Eastern Shore believed to be an inconsistency or contradiction with respect to the FERC's language in its Order.

    On July 18, 1994, the FERC issued an "Order Granting a Rehearing Solely for the Purpose of Further Consideration". This Order was issued only to afford the FERC additional time for consideration of the issues raised in Eastern Shore's request for rehearing.

    On August 17, 1995, the FERC issued an Order approving an Offer of Settlement submitted by Eastern Shore. The Order approved a change in Eastern Shore's PGA methodology retroactive to June 1, 1994, which will result in a rate reduction of approximately $234,000 per year. The estimated liability that the Company had been accruing for the potential refund was significantly greater than the rate reduction ordered. Accordingly, Eastern Shore reversed a large portion of the liability that it had been accruing. This reversal contributed $1,385,000 to pre-tax earnings or $833,000 to after-tax earnings during the third quarter of 1995.

    In connection with the FERC Order, Eastern Shore applied in December 1995, to the FERC for a blanket certificate authorizing open access transportation service on its pipeline system. For further discussion see "Open Access Plan Filing" below.

  DELAWARE CITY COMPRESSOR STATION FILING

    On December 5, 1995, Eastern Shore filed an application before the FERC pursuant to Sections 7(b) and (c) of the Natural Gas Act for a certificate of public convenience and necessity authorizing Eastern Shore to (1) provide additional firm contract demand sales and storage service to several of its existing customers, (2) abandon firm sales service to one of its existing customers and (3) construct and operate certain new pipeline and compressor facilities required to stabilize capacity on its system and to provide the additional firm sales and storage service.

    Specifically, Eastern Shore requested authority to (1) construct and operate a 2,170 horsepower compressor station in Delaware City, New Castle County, Delaware on a portion of its existing pipeline system known as the "Hockessin Line", such new station to be known as the "Delaware City Compressor Station", (2) construct and operate slightly less than one mile of 16-inch pipeline in Delaware City, New Castle County, Delaware to tie the suction side of the proposed Delaware City Compressor Station into the Hockessin Line; and (3) increase the maximum allowable operating pressure ("MAOP") from 500 PSIG to 590 PSIG on 28.7 miles of Eastern Shore's pipeline from Eastern Shore's existing Bridgeville Compressor Station in Bridgeville, Sussex County, Delaware to its terminus in Salisbury, Wicomico County, Maryland.

    The proposed compressor facility and associated piping are needed to stabilize capacity on Eastern Shore's system as a result of steadily declining inlet pressures at the Hockessin interconnect with Transcontinental Gas Pipe Line Corporation. Construction of the proposed facilities is planned to be undertaken during the 1996 summer and fall seasons and completed by a proposed in-service date of November 1, 1996.

    The proposed facilities will also enable Eastern Shore to provide additional firm services to several of its customers who have executed agreements for the additional firm service for terms of 10 and 20 years. Eastern Shore also requested authorization to abandon 100 MCF per day of firm sales service to one of its direct sales customers, effective September 30, 1996.

    Eastern Shore estimates the total cost of the additional pipeline and compressor facilities proposed in its application to be $6.8 million. In the second quarter of 1996, Eastern Shore plans to file for a rate increase with the FERC to recover the cost to construct and operate the Delaware City Compressor Station.

  OPEN ACCESS PLAN FILING

    On December 29, 1995, Eastern Shore filed its abbreviated application for a blanket certificate of public convenience and necessity authorizing the transportation of natural gas on behalf of others in addition to its initial restructuring filing (Open Access Restructuring Plan).

    Eastern Shore requests that the authorizations sought herein become effective no earlier than the in-service date of the proposed compressor station and related facilities.

    In accordance with Order No. 636, Eastern Shore proposes to unbundle the sales and storage services it currently provides. Customers receiving firm bundled sales and storage services on Eastern Shore (the "Converting Customers") will receive entitlements to firm transportation service on Eastern Shore's pipeline service in a quantity equivalent to their current bundled service rights. Eastern Shore will assign to the Converting Customers the firm transportation capacity, including contract storage, it holds on its upstream pipelines so that the Converting Customers can become direct customers of such upstream pipelines. Consistent with Order No. 636, Converting Customers who previously received bundled sales service having no-notice characteristics (no prior notification required to receive service) will have the right to elect no-notice firm transportation service.

    With respect to cost classification, allocation and rate design, Eastern Shore proposes to implement straight fixed variable ("SFV") cost classification and proforma postage stamp rates. In order to accomplish a change from its current modified fixed variable ("MFV") rate design, Eastern Shore will make a Section 4 rate filing which should also be coordinated with the in-service date of its new open access transportation rates.

    Currently, representatives from Eastern Shore are formally meeting with customers to discuss comments and issues associated with the filing.

  (I) (B) NATURAL GAS DISTRIBUTION

    Chesapeake distributes natural gas to approximately 33,500 residential, commercial and industrial customers in southern Delaware, the Salisbury and Cambridge, Maryland areas on Maryland's Eastern

  Shore, and Central Florida. These activities are conducted through three utility divisions, consisting of one division in Delaware, one division in Maryland and one division in Florida. In 1993, the Company started natural gas supply management services in the state of Florida under the name of Peninsula Energy Services Company ("PESCO").

    Delaware and Maryland. The Delaware and Maryland divisions serve approximately 25,300 customers, of which approximately 25,200 are residential and commercial customers purchasing gas primarily for heating purposes. Residential and commercial customers account for approximately 66% of the volume delivered by the divisions, and 78% of the divisions' revenue, on an annual basis. The divisions' industrial customers purchase gas, primarily on an interruptible basis, for a variety of manufacturing, agricultural and other uses. Most of Chesapeake's customer growth in these divisions comes from new residential construction utilizing gas heating equipment.

    Florida. The Florida division distributes natural gas to approximately 8,120 residential and commercial and 86 industrial customers in Polk, Osceola and Hillsborough Counties. Currently 34 of the division's industrial customers, which are engaged primarily in the citrus and phosphate industries and electric cogeneration, and purchase and transport gas on a firm and interruptible basis, account for approximately 88% of the volume delivered by the Florida division, and 64% of the division's natural gas sales and transportation revenues, on an annual basis. In November 1993, the Company's Florida division began providing natural gas supply services to compete in the open access environment. Currently, eighteen customers receive management service which generated operating income of $95,000 in 1995.

  NATURAL GAS SUPPLY

    Delaware and Maryland. Chesapeake's Delaware and Maryland utility divisions receive all of their gas supply requirements from Eastern Shore. The divisions purchase most of this gas under contracts with Eastern Shore which extend through November 1, 2000. The contracts provide for the purchase of 15,629 firm MCF daily (up to a maximum of 5,704,585 MCF annually). The divisions have additional firm supplies available under contract with Eastern Shore for peak demand periods occurring during the winter heating season. These contracts, which are renewable on a year-to-year basis, provide for the purchase of up to 450 MCF daily (up to a maximum of 13,500 MCF annually) of peaking service. In addition, the divisions have contracted with Eastern Shore for firm and interruptible storage capacity. On days when gas volumes available to the divisions from Eastern Shore are greater than their requirements, gas is injected into storage and is then available for withdrawal to meet heavier winter loads. These storage contracts also permit the utility divisions to purchase lower cost gas during the off-peak summer season. Effective November 1, 1993, the storage capacity under contract with Eastern Shore totaled 829,527 MCF, with a firm peak daily withdrawal entitlement of 14,606 MCF. On those days when requirements exceed these contract pipeline supplies, the divisions have propane-air injection facilities for peak shaving.

    Eastern Shore has no authority to transport natural gas purchased from a third party for the Delaware and Maryland divisions currently; however, while Chesapeake's divisions have no direct access to lower priced "spot market" gas, they benefit from Eastern Shore's ability to obtain "spot market" gas and the resulting reductions in Eastern Shore's rates. After Eastern Shore becomes an open access pipeline the Delaware and Maryland divisions will assume the responsibility of purchasing their natural gas requirements. The two divisions could contract with a natural gas supply management company or handle the process internally.

    Florida. The Florida division receives transportation service from Florida Gas Transmission Company ("FGT"), a major interstate pipeline. Chesapeake has contracts with FGT for (a) daily firm transportation capacity of 20,523 dekatherms in May through September 27,105 dekatherms in October, and 26,919 dekatherms in November through April under FGT's firm transportation service (FTS-1) rate schedule; (b) daily firm transportation capacity of 5,100 dekatherms in May through October, and 8,100 dekatherms in November through April under FGT's firm transportation service (FTS-2) rate schedule; (c) preferred interruptible transportation service up to 2,300,000 dekatherms annually under FGT's preferred transportation service (PTS-1) rate schedule; and (d) daily interruptible transportation capacity of 20,000 dekatherms under FGT's interruptible transportation services (ITS-1) rate schedule. The firm transportation contract (FTS-1) expires on August 1, 2000 with the Company retaining a unilateral right to extend the term for an additional ten years. After the expiration of the primary or secondary term, Chesapeake has the right to first refuse to match the terms of any competing bids for the capacity. The firm transportation contract (FTS-2) expires on March 1, 2015. The preferred interruptible contract expires on the earlier of (a) the effective date of FGT's first rate case which includes costs for phase III expansion or (b) August 1, 1995, and/or (c) August 1 of any subsequent year, provided that FGT or Chesapeake gives to the other at least one hundred eighty (180) days written notice prior to such August 1. The interruptible transportation contract is effective until August 1, 2010 and month to month thereafter unless cancelled by either party with thirty days notice.

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

    Competition within the Natural Gas Industry. Historically, Chesapeake's Florida division has been supplied solely by FGT. In 1990, FGT became an "open access" pipeline. The Florida division's large industrial customers now have the option of remaining with the Florida division for gas supply or obtaining alternative supplies from FGT, gas marketers or other suppliers. These conditions have increased competition between Chesapeake's Florida division, FGT, gas marketers and other natural gas providers for industrial customers in Central Florida. Starting in early 1993, in recognition of the opportunity created by FERC Order 636, Chesapeake's Florida division began contacting all of the Florida division's large industrial customers and other large users of natural gas throughout the state of Florida about changes in the natural gas industry. As a result, the Company has entered into agreements with a number of these large users of natural gas to supply them with gas supply management and regulatory support services. The Company plans on offering similar services to large industrial customers of the Delaware and Maryland divisions.

  RATES AND REGULATION

    General. Chesapeake's natural gas distribution operations are subject to regulation by the Delaware, Maryland and Florida Public Service Commissions with respect to various aspects of the Company's business, including the rates for sales to all of their customers in each jurisdiction. All of Chesapeake's firm distribution rates are subject to purchased gas adjustment clauses, which match revenues with gas costs and normally allow eventual full recovery of gas costs. Adjustments under these clauses require periodic filings and hearings with the relevant regulatory authority, but do not require a general rate proceeding. Rates on interruptible sales by the Florida division are also subject to purchased gas adjustment clauses.

    Management monitors the rate of return in each jurisdiction in order to ensure the timely filing of rate adjustment applications.

  RATE PROCEEDINGS.

    Maryland--On July 31, 1995 Chesapeake Utilities filed an application with the Maryland Public Service Commission requesting a rate increase of $1,426,711 or 17.09%. The two largest components of the increase are attributable to environmental costs and the new customer information system. The request included a return on equity of 13%.

    On December 15, 1995 the Maryland Public Service Commission issued an order approving a $975,000 increase in annual base rates effective for gas provided on or after December 1, 1995.

    Delaware--On April 4, 1995, Chesapeake Utilities filed an application with the Delaware Public Service Commission ("DPSC") requesting a rate increase of $2,751,000 or 14% over current rates. The largest component, representing a third of the total requested increase, is attributable to projected costs associated with the cleanup proposed by the Environmental Protection Agency ("EPA") of the site of a former coal gas manufacturing plant operated in Dover, Delaware.

    The Company and the DPSC agreed to separate the environmental recovery from the rate increase so each could be addressed individually.

    On December 20, 1995, the DPSC approved an order authorizing a $900,000 increase to base rates effective January 1, 1996. The Company did have interim rates subject to refund in effective starting June 3, 1995 to collect $1.0 million on an annualized basis. A refund of $42,000 was calculated and used to offset environmental costs incurred.

    Also on December 20, 1995, the DPSC approved a recovery of environmental costs associated with the Dover Gas Light Site by means of a rider (supplement) to base rates. The DPSC approved a rider effective January 1, 1996 to recover over five years all unrecovered environmental costs through September 30, 1995 offset by the deferred tax benefit of these costs. The deferred tax benefit equals the projected cashflow savings realized by the Company in connection with a reduced income tax liability due to the possibility of accelerated deduction allowed on certain environmental costs when incurred. Each year, the rider rate will be calculated based on the amortization of expenses for previous years. The advantage of the environmental rider is that it is not necessary to file a rate case every year to recover expenses.

    Florida--On December 10, 1993, the Florida Public Service Commission issued an order reducing the Florida division's allowed return on equity from a midpoint of 12% to 11%, in response to lower interest rates. On August 5, 1994, the Florida division filed Modified Minimum Filing Requirements ("MMFR") as required every four years by Florida Public Service Commission regulations. As of December 31, 1994, no decision had been rendered by the Florida Public Service Commission. During 1995, the Florida State legislature repealed the requirement, and as such, Chesapeake's MMFR filing was abandoned.

    On September 28, 1995, the Florida Public Service Commission issued an order finalizing the Florida division's 1994 amount of overearnings. The division was found to have exceeded its allowed rate of return on equity ceiling of 12% by $62,000. As a result of an agreement reached February 6, 1995, the excess earnings were deferred until 1995. The same agreement caps the Florida Division's 1995 return on equity at 12% plus or minus the result of subtracting the average yield of 30-year U.S. Treasury bonds for the period of October, November and December, 1994 from the average yield of 30-year U.S. Treasury bonds for October, November and December 1995, not to exceed 50 basis points in either direction. After reviewing bond market conditions, it appears likely that the division's return on equity for 1995 will be lowered to a midpoint of 10.5% for determining any level of overearnings. Final determination of 1995 overearnings on the disposition of such will most likely occur in the second quarter of 1996.

  (I) (C) PROPANE DISTRIBUTION

    Chesapeake's propane distribution group consists of Sharp Energy, Inc. ("Sharp Energy"), a wholly owned subsidiary of Chesapeake, and its wholly owned subsidiary, Sharpgas, Inc. ("Sharpgas").

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

    The Company purchases propane primarily from five suppliers, including major domestic oil companies and independent producers of gas liquids and oil. Supplies of propane from these and other sources are readily available for purchase by the Company. Supply contracts generally include minimum (not subject to a take-or-pay premiums) and maximum purchase provisions.

    The Company uses trucks and railroad cars to transport propane from refineries, natural gas processing plants or pipeline terminals to the Company's bulk storage facilities. From these facilities, propane is delivered in portable cylinders or by "bobtail" trucks, owned and operated by the Company, to tanks located at the customer's premises. Most of the tanks and cylinders are owned by the Company and are utilized by the customer free of charge.

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

  (I) (D) INFORMATION TECHNOLOGY SERVICES

    Chesapeake's information technology services segment is comprised of two wholly owned subsidiaries of the Company: United Systems, Inc. ("USI") and Capital Data Systems, Inc. ("CDS").

    USI is an Atlanta-based company that primarily provides support for users of PROGRESS(R), a fourth generation computer language and Relational Database Management System. USI offers consulting, training, software development "tools" and customer software development for its client base, which includes many large domestic and international corporations.

    CDS is an information technology provider offering services primarily to telecommunications companies and Chesapeake's subsidiaries. These services are programming support for application software solutions including customer information, management information, billing and financial systems.

    The information technology businesses face significant competition from a number of larger competitors having substantially greater resources available to them than the Company. In addition, changes in the information technology business are occurring rapidly, which could adversely impact the markets for the Company's products and services.

  (I) (E) OTHER LINES OF BUSINESS

    In addition to the four business segments previously mentioned, the Company is involved in other businesses under the umbrella of Chesapeake Service Company ("Chesapeake Service"), a wholly owned subsidiary of the Company. The group contains Skipjack, Inc. ("Skipjack"), and Chesapeake Investment Company ("Chesapeake Investment"), both wholly owned subsidiaries of Chesapeake Service. Skipjack owns and leases to affiliates an office building in Dover, Delaware. Chesapeake Investment is a Delaware affiliated investment company.

  (II) SEASONAL NATURE OF BUSINESS

    Revenues from the Company's residential and commercial natural gas sales and from its propane distribution activities are affected by seasonal variations, since the majority of these sales are to customers using the fuels for heating purposes. Revenues from these customers are accordingly affected by the mildness or severity of the heating season.

  (III) CAPITAL BUDGET

    The Company's current capital budget for 1996 contemplates expenditures totalling approximately $16.8 million. The total includes approximately $8.8 million for Chesapeake's natural gas distribution divisions, consisting mainly of extensions to and replacements of the distribution facilities and related equipment; $6.1 million for natural gas transmission operations, providing principally for improvements to the pipeline system by adding a compressor station in Delaware City, $1.6 million for propane distribution, principally for the purchase of storage facilities, additional tanks and the construction of a new operation center in Salisbury, Maryland; $175,000 for computer hardware, furniture and fixtures for the Company's information technology services group; along with $119,000 for general plant. These capital requirements are expected to be financed by cash flow provided by the Company's operating activities and short-term borrowing.

  (IV) EMPLOYEES

    The Company has 335 employees including 143 natural gas distribution employees, 19 natural gas transmission employees, 94 propane distribution employees and 55 information technology services employees. The remaining 24 employees are considered general and administrative and include officers of the Company and treasury, accounting, data processing, planning, human resources and other administrative personnel.

ITEM 2. PROPERTIES

  (A) GENERAL

  The Company owns office and operations buildings in Salisbury, Cambridge, and Princess Anne, Maryland; Dover, Seaford, Laurel and Georgetown, Delaware; and Winter Haven, Florida, and rents office space in Dover, Delaware; Plant City, Florida; Chincoteague and Belle Haven, Virginia; Cary, North Carolina; Easton and Pocomoke, Maryland; and Atlanta, Georgia. In general, the properties of the Company are adequate for the uses for which they are employed. Capacity and utilization of the Company's facilities can vary significantly due to the seasonal nature of the natural gas and propane distribution businesses.

  (B) NATURAL GAS DISTRIBUTION

  Chesapeake owns over 514 miles of natural gas distribution mains (together with related service lines, meters and regulators) located in its Delaware and Maryland service areas, and 459 miles of such mains (and related equipment) in its Central Florida service areas. Chesapeake also owns facilities in Delaware and Maryland for propane-air injection during periods of peak demand.

  A portion of the properties constituting Chesapeake's distribution system are encumbered pursuant to Chesapeake's First Mortgage Bonds.

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

  (D) PROPANE DISTRIBUTION

  Sharpgas owns bulk propane storage facilities with an aggregate capacity of 1,440,000 gallons at 27 plant facilities in Delaware, Maryland and Virginia, located on real estate it either owns or leases.

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

  In October 1989, the Environmental Protection Agency Region III ("EPA") listed the Dover Site on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund"). At this time under CERCLA, both the State of Delaware and the Company were named as potentially responsible parties ("PRP") for clean-up of the site.

  The EPA issued the site Record of Decision ("ROD") dated August 16, 1994. The remedial action selected by the EPA in the ROD addresses the ground-water contamination with a combination of hydraulic containment and natural attenuation. Remediation selected for the soil at the site is to meet stringent cleanup standards for the first two feet of soil and less stringent standards for the soil below two feet. The ROD estimates the costs of selected remediation of ground-water and soil at $2.7 million and $3.3 million, respectively.

  On November 18, 1994, EPA issued a "Special Notice Letter" (the "Letter") to Chesapeake and three other PRPs. The Letter includes, inter alia, (1) a demand for payment by the PRPs of EPA's past costs (currently estimated to be approximately $300,000) and future costs incurred overseeing Site work; (2) notice of EPA's commencement of a 60 day moratorium on certain EPA response activities at the Site; (3) a request by EPA that Chesapeake and the other PRPs submit a "good faith proposal" to conduct or finance the work identified in the ROD; and (4) proposed consent orders by which Chesapeake and other parties may agree to perform the good faith proposal.

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

  On May 17, 1995, EPA issued an order to the Company under section 106 of CERCLA (the "Order"), which requires the Company to fund or implement the ROD. The Order was also issued to General Public Utilities Corporation, Inc. ("GPU"), which both EPA and the Company believe is liable under CERCLA. Other PRPs such as the State of Delaware were not ordered to perform the ROD. EPA may seek judicial enforcement of its Order, as well as significant financial penalties for failure to comply. Although notifying EPA of objections to the Order, the Company agreed to comply. GPU has informed EPA that it does not intend to comply with the Order. The Company has commenced the design phase of the ROD.

  On March 6, 1995, the Company commenced litigation against the State of Delaware for contribution to the remedial costs being incurred to carry out the ROD. In December of 1995, this case was dismissed without prejudice based on a settlement agreement between the parties (the "Settlement"). Under the Settlement, the State agreed to support the Company's proposal to reduce the soil remedy for the site, described below, to contribute $600,000 toward the cost of implementing the ROD, and to reimburse the EPA for $400,000 in oversight costs. The Settlement is contingent upon a formal settlement agreement between EPA and the State of Delaware being reached within the next two years. Upon satisfaction of all conditions of the Settlement, the litigation will be dismissed with prejudice.

  On July 7, 1995, the Company submitted to EPA a study proposing to reduce the level and cost of soil remediation from that identified in the ROD. Although this proposal was supported by the State of Delaware, as required by the Settlement, it was rejected by the EPA on January 30, 1996.

  The Company is currently engaged in investigations related to additional parties who may be PRPs. Based upon these investigations, the Company will consider suit against other PRPs. The Company expects continued negotiations with PRPs in an attempt to resolve these matters.

  In the third quarter of 1994, the Company increased its accrued liability recorded with respect to the Dover Site to $6.0 million. This amount reflects the EPA's estimate, as stated in the ROD for remediation of the site according to the ROD. The recorded liability may be adjusted upward or downward as the design phase progresses and the Company obtains construction bids for performance of the work. The Company has also recorded a regulatory asset of $6.0 million, corresponding to the recorded liability. Management believes that in addition to the $600,000 expected to be contributed by the State of Delaware under the Settlement, the Company will be equitably entitled to contribution from other responsible parties for a portion of the expenses to be incurred in connection with the remedies selected in the ROD. Management also believes that the amounts not so contributed will be recoverable in the Company's rates.

  As of December 31, 1995, the Company has incurred approximately $3.7 million in costs relating to environmental testing and remedial action studies. In 1990, the Company entered into settlement agreements with a number of insurance companies resulting in proceeds to fund actual environmental costs incurred over a five to seven-year period beginning in 1990. In December 1995, the Delaware Public Service Commission, authorized recovery of all unrecovered environmental cost incurred through September 30, 1995. This amount totaled $564,514. The recovery was authorized by a means of a rider (supplement) to base rates, applicable to all firm service customers. The costs would be recovered through a five-year amortization offset by the deferred tax benefit associated with those environmental costs. The deferred tax benefit equals the projected cashflow savings realized by the Company in connection with a reduced income tax liability due to the possibility of accelerated deduction allowed on certain environmental costs when incurred. Each year a new rider rate will be calculated to become effective December 1. The rider rate will be based on the amortization of actual expenditures through September of the filing years plus amortization of expenses from previous years. The advantage of the rider is that it is not necessary to file a rate case every year to recover expenses incurred. As of December 31, 1995, the unamortized balance and amount of environment cost not included in the rider, effective January 1, 1996 was $1,011,000 and $229,000, respectively. With the rider mechanism established, it is management's opinion that these costs and any future cost, net of the deferred income tax benefit, will be recoverable in rates.

  (B) SALISBURY TOWN GAS LIGHT SITE

  In cooperation with the Maryland Department of the Environment ("MDE"), the Company has completed an assessment of the Salisbury manufactured gas plant site. The assessment determined that there was localized contamination of ground-water. A remedial design report was submitted to MDE in November 1990 and included a proposal to monitor, pump and treat any contaminated ground-water on-site. Through negotiations with the

MDE, the remedial action workplan was revised with final approval from MDE obtained in early 1995. The remediation process for ground-water was revised from pump-and-treat to Air Sparging and Soil-Vapor Extraction, resulting in a substantial reduction in overall costs. The Company hopes to have the remediation facilities for ground-water designed and constructed by mid-year 1996.

  The cost of remediation is estimated to be approximately $380,000 in capital costs with yearly operating expenses ranging from $136,000 to $195,000 per year. Based on these estimated costs, the Company recorded both a liability and a deferred regulatory asset of $1,113,572 on December 31, 1995, to cover the Company's projected remediation costs for this site. The liability payout for this site is expected to be over a five-year period. As of 1994, the Company has incurred approximately $1.8 million for remedial actions and environmental studies and has charged such costs to accumulated depreciation. In January 1990, the Company entered into settlement agreements with a number of insurance companies resulting in proceeds to fund actual environmental costs incurred over a three to five-year period beginning in 1990. The final insurance proceeds were requested and received in 1992. In December 1995, the Maryland Public Service Commission approved recovery of all environmental cost incurred through September 30, 1995 less amounts previously amortized and insurance proceeds. The amount approved for a 10-year amortization was $964,251. Of the $1.8 million in costs reported above, approximately $35,000 has not been recovered through insurance proceeds or received ratemaking treatment. It is management's opinion that these costs incurred and future costs incurred, if any, will be recoverable in rates.

  (C) WINTER HAVEN COAL GAS SITE

  The Company is currently conducting investigations of a site in Winter Haven, Florida, where the Company's predecessors manufactured coal gas earlier this century. A Contamination Assessment Report ("CAR") was submitted to the Florida Department of Environmental Protection ("FDEP") in July, 1990. The CAR contained the results of additional investigations of conditions at the site. These investigations confirmed limited soil and ground-water impacts to the site. In March 1991, FDEP directed the Company to conduct additional investigations on-site to fully delineate the vertical and horizontal extent of soil and ground-water impacts.

  Additional contamination assessment activities were conducted at the site in late 1992 and early 1993. In March 1993, a Contamination Assessment Report Addendum ("CAR Addendum") was delivered to FDEP. The CAR Addendum concluded that soil and ground-water impacts have been adequately delineated as a result of the additional field work. The FDEP approved the CAR and CAR Addendum in March of 1994. The next step is a Risk Assessment ("RA") and a Feasibility Study ("FS") on the site. A draft of the RA and FS were filed with the FDEP during 1995; however, until the RA and FS are not complete until accepted as final by the FDEP. It is not possible to determine whether remedial action will be required by FDEP and, if so, the cost of such remediation.

  The Company has spent approximately $629,000, as of December 31, 1995, on these investigations, and expects to recover these expenses, as well as any future expenses, through base rates. These costs have been accounted for as charges to accumulated depreciation. The Company requested and received from the Florida Public Service Commission ("FPSC") approval to amortize through base rates $359,659 of clean-up and removal costs incurred as of December 31, 1986. As of December 31, 1992, these costs were fully amortized. In January 1993, the Company received approval to recover through base rates approximately $217,000 in additional costs related to the former manufactured gas plant. This amount represents recovery of $173,000 of costs incurred from January 1987 through December 1992, as well as prospective recovery of estimated future costs which had not yet been incurred at that time. The FPSC has allowed for amortization of these costs over a three-year period and provided for rate base treatment for the unamortized balance. In a separate docket before the FPSC, the Company has requested and received approval to apply a refund of 1991 overearnings of approximately $118,000 against the balance of unamortized environmental charges incurred as of December 31, 1992. As a result, these environmental charges were fully amortized as of June 1994. Of the $629,000 in costs reported above, all costs have received ratemaking treatment. The FPSC has allowed the Company to continue to accrue for future environmental costs. At December 31, 1995, the Company has $64,000 accrued. It is management's opinion that future costs, if any, will be recoverable in rates.

  (D) SMYRNA COAL GAS SITE

  On August 29, 1989 and August 4, 1993, representatives of DNREC conducted sampling on property owned by the Company in Smyrna, Delaware. This property is believed to be the location of a former manufactured gas plant. Analysis of the samples taken by DNREC show a limited area of soil contamination.

  On November 2, 1993, DNREC advised the Company that it would require a remediation of the soil contamination under the state's Hazardous Substance Cleanup Act and submitted a draft Consent Decree to the Company for its review. The Company met with DNREC personnel in December 1993 to discuss the scope of any remediation of the site and, in January 1994, submitted a proposed workplan, together with comments on the proposed Consent Decree. The final Work Plan was submitted on September 27, 1994. DNREC has approved the Work Plan and the Consent Decree. Remediation based on the Work Plan was completed in 1995, at a cost of approximately $263,000. All soil and debris were removed in the third quarter, restoration is complete and DNREC has initiated site closure procedures. It is management's opinion that these costs will be recoverable in rates.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT

  Information pertaining to the Executive Officers of the Company is as follows:

    Ralph J. Adkins (age 53) (present term expires May 21, 1996). Mr. Adkins is President and Chief Executive Officer of Chesapeake. He has served as President and Chief Executive Officer since November 8, 1990. Prior to holding his present position, Mr. Adkins served as President and Chief Operating Officer, Executive Vice President, Senior Vice President, Vice President and Treasurer of Chesapeake. Mr. Adkins is also Chairman, President and Chief Executive Officer of Chesapeake Service Company, and Chairman and Chief Executive Officer of Sharp Energy, Inc. and Eastern Shore Natural Gas Company, all wholly owned subsidiaries of Chesapeake. He has been a director of Chesapeake since 1989.

    John R. Schimkaitis (age 48) (present term expires May 21, 1996). Mr. Schimkaitis is Executive Vice President and Assistant Treasurer. As Executive Vice President, he will serve as Chief Financial Officer and Chief Operating Officer of Chesapeake. He has served as Executive Vice President since February 23, 1996. He previously served as Chief Financial Officer, Senior Vice President, Treasurer and Assistant Secretary. From 1983 to 1986 Mr. Schimkaitis was Vice President of Cooper & Rutter, Inc., a consulting firm providing financial services to the utility and cable industries. He was appointed a director of Chesapeake in February 1996.

    Jeremy D. West (age 46) (present term expires May 21, 1996). Mr. West is the President of Sharp Energy, Inc. and Vice President of Chesapeake. He joined Sharp Energy in 1990 as President and in May 1992 was elected Vice President of Chesapeake. Mr. West was Vice President of Marketing from March 1987 to March 1989, and President from March 1989 to June 1990, of Columbia Propane Corporation, a subsidiary of Columbia Gas System. Previously, Mr. West was with Suburban Propane Gas Corp. as Regional Manager from September 1985 to March 1987.

    Philip S. Barefoot (age 49) (present term expires May 21, 1996). Mr. Barefoot joined Chesapeake as Division Manager of Florida Operations in July 1988. In May 1994 he was elected Senior Vice President of Natural Gas Operations, as well as President of Eastern Shore Natural Gas Company. Prior to joining Chesapeake, he was employed with Peoples Natural Gas Company where he held the positions of Division Sales Manager, Division Manager and Vice President of Florence Operations.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

  (A) COMMON STOCK DIVIDENDS AND PRICE RANGES:

  The following table sets forth sale price and dividend information for each calendar quarter during the years December 31, 1995 and 1994:

                                                                      DIVIDENDS
                                                                      DECLARED
   QUARTER ENDED                               HIGH     LOW    CLOSE  PER SHARE
   -------------                              ------- ------- ------- ---------
   1995
     March 31................................ $13.625 $12.125 $13.250  $0.2250
     June 30.................................  13.375  12.250  13.125   0.2250
     September 30............................  14.375  12.250  14.000   0.2250
     December 31.............................  15.500  14.000  14.625   0.2250
   1994
     March 31................................ $15.250 $13.625 $13.875  $0.2200
     June 30.................................  14.500  13.250  14.000   0.2200
     September 30............................  14.750  13.000  13.625   0.2200
     December 31.............................  13.750  12.375  12.750   0.2200

  The common stock of the Company trades on the New York Stock Exchange under the symbol "CPK".

  (B) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK AS OF DECEMBER 31, 1995:

                                                         NUMBER OF SHAREHOLDERS
            TITLE OF CLASS                                     OF RECORD
            --------------                               ----------------------
      Common stock, par value $.4867....................         2,098

  (C) DIVIDENDS:

  During the years ended December 31, 1995 and 1994, cash dividends have been declared each quarter, in the amounts set forth in the table above.

  Indentures to the long-term debt of the Company and its subsidiaries contain a restriction that the Company cannot, until the retirement of its Series I Bonds, pay any dividends after December 31, 1988 which exceed the sum of $2,135,188 plus consolidated net income recognized on or after January 1, 1989. As of December 31, 1995, the amounts available for future dividends permitted by the Series I covenant are $9,608,000.

ITEM 6. SELECTED FINANCIAL DATA

                                     FOR THE YEARS ENDED DECEMBER 31,
                          ----------------------------------------------------------
                             1995        1994        1993        1992        1991
                          ----------  ----------  ----------  ----------  ----------
                                 (DOLLARS IN THOUSANDS EXCEPT STOCK DATA)
OPERATING
Operating revenues......  $  104,020  $   98,572  $   85,873  $   75,935  $   69,828
Operating income........  $    9,562  $    7,227  $    6,311  $    5,770  $    5,865
Income before cumulative
 effect of change in
 accounting principle
 and discontinued
 operations.............  $    7,237  $    4,460  $    3,914  $    3,475  $    3,095
Cumulative effect of
 change in accounting
 principle..............                          $       58
Income (loss) from
 discontinued
 operations.............                                      $       74  $     (594)
Net Income..............  $    7,237  $    4,460  $    3,972  $    3,549  $    2,501
                          ----------  ----------  ----------  ----------  ----------
BALANCE SHEET
Gross plant.............  $  115,283  $  110,023  $  100,330  $   91,039  $   85,038
Net plant...............  $   81,716  $   75,313  $   69,794  $   64,596  $   61,970
Total assets............  $  118,794  $  108,271  $  100,988  $   89,557  $   86,716
Long-term debt..........  $   29,795  $   24,329  $   25,682  $   25,668  $   22,901
Common stockholders'
 equity.................  $   42,301  $   37,063  $   34,878  $   33,126  $   32,207
Capital expenditures....  $   12,100  $   10,653  $   10,064  $    6,720  $    5,923
                          ----------  ----------  ----------  ----------  ----------
COMMON STOCK
Primary earnings per
 share:
  Income before
   cumulative effect of
   change in accounting
   principle and
   discontinued
   operations...........      $ 1.95      $ 1.23      $ 1.10      $ 1.00      $ 0.90
  Cumulative effect of
   change in accounting
   principle............                              $ 0.02
  Income (loss) from
   discontinued
   operations...........                                          $ 0.02      $(0.17)
  Net income............      $ 1.95      $ 1.23      $ 1.12      $ 1.02      $ 0.73
Average shares
 outstanding............   3,701,981   3,632,413   3,556,037   3,477,244   3,434,008
Fully diluted earnings
 per share:
  Income before
   cumulative effect of
   change in accounting
   principle and
   discontinued
   operations...........      $ 1.89      $ 1.20      $ 1.08      $ 0.99      $ 0.91
  Cumulative effect of
   change in accounting
   principle............                              $ 0.02
  Income (loss) from
   discontinued
   operations...........                                          $ 0.02      $(0.17)
  Net income............      $ 1.89      $ 1.20      $ 1.10      $ 1.01      $ 0.74
Average shares
 outstanding............   3,950,724   3,888,190   3,816,295   3,749,130   3,717,858
Cash dividends per
 share..................      $  .90      $ 0.88      $ 0.86      $ 0.86      $ 0.86
Book value per share....      $11.37      $10.15      $ 9.76      $ 9.50      $ 9.37
Common equity/Total
 capitalization.........       58.67%      60.37%      57.59%      56.34%      58.44%
Return on equity........       17.11%      12.03%      11.39%      10.71%       7.77%
                          ----------  ----------  ----------  ----------  ----------
NUMBER OF EMPLOYEES.....         335         320         326         317         311
NUMBER OF REGISTERED
 STOCKHOLDERS...........       2,098       1,721       1,743       1,674       1,723
HEATING DEGREE DAYS.....       4,593       4,398       4,705       4,645       4,140
HEATING DEGREE DAYS (10
 YEAR AVERAGE)..........       4,586       4,564       4,588       4,598       4,601
                          ==========  ==========  ==========  ==========  ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Liquidity and Capital Resources

  The Company's capital requirements reflect the capital intensive nature of its business and are attributable principally to its construction program and the retirement of its outstanding debt. The Company relies on cash generated from operations and short-term borrowings to meet normal working capital requirements and to temporarily finance capital expenditures. During 1995, the Company's net cash provided by operating activities, net cash used by investing activities and net cash used by financing activities were $12,998,000, $11,665,000 and $754,000, respectively.

  The Board of Directors has authorized the Company to borrow up to $14,000,000 from various banks and trust companies. As of December 31, 1995, the Company had four unsecured bank lines of credit each in the amount of $8,000,000. Funds provided from these lines of credit are used for short-term cash needs to meet seasonal working capital requirements and to fund portions of its capital expenditures. The outstanding balances of short-term borrowings at December 31, 1995 and 1994 were $4,800,000 and $8,000,000, respectively.
Based upon anticipated cash requirements in 1996, the Company may refinance the short-term debt through the issuance of common equity, long-term debt or a combination thereof. The timing of such an issuance is dependent upon the nature of the securities involved as well as current market and economic conditions.

  In 1995 and 1994, the Company's capital additions were funded by operating activities, unlike 1993 when funding was from operations and financing activities. In 1994, cash provided by operations increased due to the collection of a large amount of underrecovered purchased gas costs present at the end of 1993.

  During 1995, 1994 and 1993, capital expenditures were approximately $12,100,000, $10,653,000 and $10,064,000, respectively. For 1996, the Company has budgeted $16,769,000 for capital expenditures. The breakdown of this amount is $8,778,000 for natural gas distribution, $6,065,000 for natural gas transmission, $1,632,000 for propane distribution, $175,000 for information technology services and $119,000 for general plant. The natural gas and propane distribution expenditures are for expansion and improvement of their existing service territories. Natural gas transmission expenditures are to improve the pipeline system by adding a compressor station in Delaware City. The information technology services expenditures are for computer hardware, software and related equipment. Financing for the 1996 construction program will be provided primarily using short-term borrowings and cash from operations. The construction program is subject to continuous review and modification. Actual construction expenditures may vary from the above estimates due to a number of factors including inflation, changing economic conditions, regulation, load growth, and the cost and availability of capital.

  The Company expects to incur environmental related expenditures in the future (see Note J to the Consolidated Financial Statements), a portion of which may need to be financed through external sources. Management does not expect such financing to have a material adverse effect on the financial position or capital resources of the Company.

 Capital Structure

  As of December 31, 1995, common equity represented 58.7% of permanent capitalization, compared to 60.4% in 1994 and 57.6% in 1993. The Company remains committed to maintaining a sound capital structure and strong credit ratings in order to provide the financial flexibility needed to access the capital markets when required. This commitment, along with adequate and timely rate relief for the Company's regulated operations, helps to ensure that the Company will be able to attract capital from outside sources at a reasonable cost. The achievement of these objectives will provide benefits to customers and creditors, as well as to the Company's investors.

 Financing Activities

  On October 2, 1995, the Company finalized a private placement of $10 million of 6.91% Senior Notes due in 2010. The Company used the proceeds to retire $4,091,000 of the 10.85% Senior Notes of Eastern Shore

Natural Gas Company, originally due October 1, 2003. The remaining proceeds of $5,909,000 were used to repay short-term borrowing under the Company's lines of credit. The Company issued no long-term debt in 1994. During the first quarter of 1993, the Company issued $10,000,000 of 7.97% Senior Notes due on February 1, 2008. The Company used a portion of the funds to repay the short-term borrowing balance outstanding. In April 1993, the Company used the remaining funds, along with available short-term borrowings, to repay $3,600,000 of the Company's 10.45% Series H First Mortgage Bonds. These Bonds were originally due April 1, 2001. During the year, the Company repaid a total of approximately $5,018,000 of long-term debt, compared to $1,291,000 and $5,026,000 in 1994 and 1993, respectively.

  The Company issued 38,660, 30,928 and 27,942 shares of common stock in connection with its Automatic Dividend Reinvestment and Stock Purchase Plan during the years of 1995, 1994 and 1993, respectively. In 1993, the Company realized an increase in the number of shares issued from the Plan due to an increase in the level of optional cash payments from existing stockholders, as well as the option made available in the fourth quarter of 1992 which allows employee stock purchases through payroll deductions.

  The Company began using treasury stock during the second half of 1993 to fund the monthly Company matching contribution to the Retirement Savings Plan. In 1995, 1994 and 1993, 15,609, 14,475 and 4,808 shares, respectively, were used.

 Results of Operations

  Net income for 1995 was $7,236,695, an increase of $2,776,773 from 1994's net income of $4,459,922. The 1995 net income reflects the settlement between Eastern Shore and the Federal Energy Regulatory Commission ("FERC") regarding Eastern Shore's purchased gas adjustment ("PGA") computation. This settlement, which is a non-recurring event, contributed $833,000 to 1995 net income due to the reversal of the excess liability for a potential refund previously recorded, and resulted in a reduction in the required level of accruals from $750,000 after tax in 1994 to $198,000 after tax in 1995. Exclusive of matters relating to the settlement and associated accruals, earnings increased by $1,380,000. Net income for 1994 was $4,459,922 compared to $3,971,671 for
1993. Earnings before interest and taxes ("EBIT") for the years 1995, 1994 and 1993 were $13.6 million, $9.8 million and $8.3 million, respectively.

 Natural Gas Distribution

  The natural gas distribution segment contributed EBIT of $4.7 million in each of 1995 and 1994 and $4.2 million in 1993. The increase in EBIT in 1994 from 1993 was due to a higher gross margin, offset by slightly higher operating expenses.

  Operating revenues increased by $4.5 million in 1995, after increasing by $5.3 million in 1994. The cost of gas increased by $2.8 million in 1995, compared to a $4.2 million increase in 1994. Revenues for 1995 were higher by $3.2 million due to the increased brokering of natural gas to large industrial customers, co-generation facilities and local distribution companies located in the state of Florida. Correspondingly, the cost of gas increased by $3.1 million in connection with these activities. Overall, natural gas brokering and supply management services provided a minimal increase in gross margin in 1995 and 1994. Also contributing to the higher revenue for 1995 was a $1.9 million revenue increase from the Florida distribution operations, slightly offset by a $465,000 reduction in revenues for the Maryland distribution operations. Correspondingly, the cost of gas for 1995 increased by $1.2 million for the Florida distribution operations, somewhat offset by a $700,000 reduction in the cost of gas for the Maryland distribution operations.

  The gross margin for the Florida distribution operations rose $740,000 in 1995, primarily the result of 88% and 23% increases in transportation and delivery volumes, respectively. These increases represented higher sales to phosphate producing and citrus processing customers and to three co-generation plants. Gross margin also was higher in 1995 for distribution operations in the Company's northern service territory due to increased deliveries resulting from temperatures being 4% colder than 1994. The 1994 increases in revenues and the cost of gas are primarily due to the first full year of natural gas brokering operations, coupled with increased deliveries in the northern service territory to residential and commercial customers, resulting primarily from the timing and magnitude of colder weather in the first quarter of 1994.

  Operating expenses for 1995 increased by $1.2 million due to higher payroll, customer billing system conversion and operating costs, consulting fees, legal fees and regulatory expense. Maintenance expenses decreased slightly in 1995 after higher maintenance of meter and regulating stations in 1994. Depreciation and amortization expense and other taxes increased due to plant additions placed in service in 1995 and 1994. Operating expenses slightly decreased in 1994 due to a reduction in employee benefits, legal fees and regulatory expenses, somewhat offset by higher payroll and customer accounting expenses.

Natural Gas Transmission

  The natural gas transmission operations contributed EBIT of $6.1 million for 1995, compared to $3.0 million in 1994 and $3.1 million in 1993. Included in the $3.1 million increase in EBIT for 1995 was the effect of the settlement between Eastern Shore and the FERC regarding Eastern Shore's PGA computation (see Note K to the Consolidated Financial Statements). The settlement, which is a non-recurring event, contributed $1.3 million to EBIT for 1995 due to the reversal of excess liability for a potential refund previously recorded, and resulted in a reduction in the required level of accruals from $1.2 million in 1994 to $289,000 in 1995. Exclusive of matters relating to the settlement and associated accruals, EBIT increased $890,000 in 1995, as compared to $1.1 million in 1994. Contributing to the increases in 1995 and 1994 EBIT were increased gross margins primarily attributable to increased deliveries of industrial sales volumes, offset slightly by higher operating expenses.

  Operating revenues increased to $41.7 million, from $39.5 million in 1994 and $37.4 million in 1993, while the cost of gas decreased in 1995 to $31.5 million, from $32.7 million in 1994 after increasing to $30.7 million in 1993. The increases in operating revenues in 1995 and 1994 of $2.2 million and $2.1 million, respectively, were primarily due to 29% and 33% increases in industrial sales volumes for the respective years. Revenues for 1994 were also higher due to an increase in contract demand levels effective November 1, 1993. The cost of gas decreased in 1995 due to the reversal of excess liability previously recorded and a reduction in the level of accruals recorded in 1995 as compared to 1994. For 1994, the cost of gas increased due to the recording of the liability for the potential PGA refund.

  The majority of the increase in industrial sales volumes was due to a municipal power plant, and methanol plant, which chose to purchase natural gas from the Company on an interruptible basis instead of alternative fuels. The higher sales to those two customers contributed approximately $2.4 million to gross margin in 1995, an increase of $1 million in gross margin over 1994. In 1994, these same customers contributed approximately $1.4 million to gross margin, an increase of $421,000 over the amount contributed to gross margin in 1993. These two customers are industrial interruptible customers and have no ongoing commitment, contractual or otherwise, to purchase natural gas from the Company (see Note A to the Consolidated Financial Statements).

  Operating expenses increased by $314,000 in 1995 after increasing only $24,000 in 1994. The majority of the increases were in payroll, telemetering and legal fees. Maintenance expenses decreased in 1995 by $47,000 after increasing in 1994 by $125,000 due to the painting of a pipeline bridge structure and a higher level of natural gas main maintenance in 1994.

  In connection with the FERC Order, Eastern Shore applied in December of 1995 to the FERC for a blanket certificate authorizing open access transportation service on its pipeline system. The implementation of open access transportation service, expected to occur during the second half of 1996, will provide all of Eastern Shore's customers with the opportunity to transport gas over its system at FERC regulated rates. Open access is thus likely to result in a shift of Eastern Shore's business from margins earned on sales of gas to large industrial customers to a possibly lower margin earned on transportation services. After the implementation of open access, it is expected the Eastern Shore's earnings, which this year and in the past have been driven to a substantial extent by widely varying levels of unregulated sales, will tend to resemble more of a fully regulated return. The Company believes that the impact on earnings can be partially offset by anticipated improvements to the pipeline system and, to a lesser extent, additional earnings from providing gas supply management services.

 Propane Distribution

  The propane segment contributed EBIT of $1.9 million for 1995, compared to EBIT of $2.3 million and $1.6 million for 1994 and 1993, respectively. The 19% decrease in 1995 EBIT, or $435,000, was the combined impact of a decrease in gross margin coupled with an increase in operating expenses. The increase in 1994 EBIT of $699,000, or 44%, resulted from an increased gross margin, partially offset by higher operating expenses.

  The decrease in gross margin for 1995 was primarily due to a 4% decline in sales volume, partially offset by a higher average margin per gallon. Overall, temperatures in 1995 were 4% colder than temperatures in 1994, yet volumes were lower due to the timing and severity of weather conditions experienced in 1994. In addition, the average margin per gallon rose 1% as the average selling price per gallon more than compensated for higher gas costs passed on by suppliers. In 1995, the segment did not secure a contract with one wholesale customer under which it had supplied large quantities of propane, contributing $64,000 to gross margin, in 1994.

  In 1994, gross margin rose as a result of a 7% increase in volumes and a 3% increase in the average margin per gallon. The timing and severity of the 1994 winter weather contributed to the volume growth, despite warmer overall temperatures for the year. The increase in the average margin per gallon was the net effect of a lower average cost per gallon, partially offset by a lower average selling price per gallon.

  Operating expenses increased 2% for both 1995 and 1994, respectively. Comprising this increase for 1995 were higher payroll costs, employee benefit costs and outside services. Generating the increase in expenses for 1994 were higher costs in the following areas: service and delivery salaries, vehicle fuel and maintenance costs directly related to the higher salaries and the severe 1994 winter, consulting costs and insurance claims. Partially offsetting these higher costs in 1994 were lower employee benefit costs.

 Information Technology

  The information technology segment contributed EBIT of $1,171,000 for 1995, compared to EBIT of $174,000 and $157,000 for 1994 and 1993, respectively. The substantial increase in 1995 EBIT was due to higher earnings for both United Systems, Inc. ("USI") and Capital Data Systems, Inc. ("CDS"). The $17,000 increase in 1994 EBIT was attributable to higher EBIT for USI, partially offset by decreases in EBIT for CDS and Currin & Associates, Inc. ("C&A").

  Contributing to the increase in 1995 EBIT were higher revenues and lower operating expenses. USI revenues increased by $1.4 million resulting from higher consulting and programming revenues, as well as the success of USI's new referral and placement service for PROGRESS technicians. CDS's revenues increased in 1995 due to non-recurring revenue earned by providing services to its largest facilities management customer during a period of system conversion by this customer in connection with the termination of its contract. Lower operating expenses were the net result of reduced operating costs of $1,257,000 for CDS, partially offset by higher operating costs of $1,037,000 for USI. Reductions in payroll, employee benefits, outside programming and maintenance costs comprised the majority of the overall decline in CDS' operating expenses. The reductions resulted from downsizing efforts to transform CDS from a product development and facilities management company, primarily billing on a fixed-price basis, to a contract programming service company, billing on a time and materials basis, which is similar to USI. Starting in 1996, the Company will be reporting future results of CDS and USI on a consolidated basis since CDS is now directed by USI management.

  These downsizing measures commenced at the same time CDS' contract with its largest facilities management customer was terminated, in connection with a change in control of that customer. In conjunction with this termination, CDS will no longer provide facilities management services for Page-it(TM), the billing software product that it designed for the telecommunications industry. In response to demand, revenues increased; therefore, associated payroll and employee benefit costs rose accordingly.

  The increase in 1994 EBIT of $17,000, or 11%, was the net result of increased revenues and increased operating expenses. As in 1995, USI experienced higher consulting and programming revenues in 1994. In response to higher revenues of $742,000, USI's payroll and employee benefit costs also increased. Although CDS recognized increased revenues of $997,000 in 1994, its increase in operating expenses surpassed the higher revenues. The increase in CDS' operating expenses of $1,127,000 resulted from the increased revenues and the completion of a major software development program.

  Included in the results for the years ended December 31, 1995, 1994 and 1993 were intersegment revenues of $1,722,000, $2,277,000 and $2,311,000, respectively, which were eliminated in consolidations. The intercompany LBIT (Loss Before Interest and Taxes) connected with the development of UtiliCIS(TM) totaled $165,000, $468,000 and $703,000 for the years 1995, 1994 and 1993, respectively. Finally, in 1994, the Company disposed of its investment in C&A due to declining revenues and business prospects. C&A's results reduced the segment's EBIT by $124,000 and $84,000 for 1994 and 1993, respectively.

 Other

  Non-operating income was approximately $357,000 in 1995, compared to $16,000 in 1994. The 1995 increase was primarily due to a one-time termination fee paid to CDS by its largest facilities management customer in connection with a change in control of that customer, somewhat offset by costs to downsize CDS to no longer provide facilities management service in connection with its Page-it software.

  The 1994 decrease as compared to 1993 was due primarily to interest from upstream supplier refunds received in 1993 and the 1994 disposition of the Company's investment in C&A.

 Environmental Matters

  The Company continues to work with federal and state environmental agencies to assess the environmental impact and explore corrective action at several former gas manufacturing plant sites (see Note J to the Consolidated Financial Statements). The Company believes that any future costs associated with these sites will be recoverable in rates.

 Competition

  Historically, the Company's natural gas operations have successfully competed with other forms of energy such as electric, oil and propane. The principal considerations have been price and, to a lesser extent, accessibility. Since Eastern Shore has only recently elected to be an open access pipeline and this election will not be implemented until late 1996, the Company was not subject to the competitive pressures on the Delmarva peninsula of FERC Order No. 636 during 1995. Starting in late 1996, in connection with its open access status, Eastern Shore will shift from providing merchant services to providing storage and transportation services.

  The Company's distribution companies located in Delaware and Maryland will then face the possibility of the unbundling of their services to certain industrial customers, thus increasing competition. The Company has already addressed these issues in 1994 and 1993 in its Florida distribution operation, when the Company was required to unbundle its services to large industrial customers. The Company established a natural gas brokering and supply operation to compete for the services of these customers.

  Both the propane distribution and the information technology businesses face significant competition from a number of larger competitors with substantially greater resources available to them than the Company. In addition, in the information technology business, changes are occurring rapidly which could adversely impact the markets for the Company's services.

 Inflation

  Inflation impacts the prices the Company must pay for labor and other goods and services required for operation, maintenance and capital improvements. In recent years, however, the impact of inflation has lessened. Purchased gas costs, which have been relatively stable, are passed on to customers through the purchased gas adjustment clause in the Company's tariffs. To help cope with the effects of inflation on its capital investments and returns, the Company seeks rate relief from its regulatory commissions for its regulated segments and constantly monitors the returns of its unregulated business segments.

 Cautionary Statement

  Statements made herein and elsewhere in this annual report which are not historical fact, are forward looking statements. In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is providing the following cautionary statement to identify important factors that could cause its actual results to differ materially from those anticipated in forward looking statements made herein or otherwise by or on behalf of the Company.

  A number of factors and uncertainties make it difficult to predict the effect on future operating results, relative to historical results, of Eastern Shore becoming an open access pipeline. First, while open access is likely to diminish industrial interruptible sales margins, such sales have varied widely from year to year and, in future years, might make a less significant contribution to earnings even in the absence of open access. Second, the level of regulated transportation rates that will be in effect under open access has not yet been determined. Third, Eastern Shore has significant capital improvements scheduled in 1996 which will increase required revenue in a fully regulated environment. Fourth, there are a number of uncertainties, including the outcome of open access proceedings and the effects of competition, which will effect whether the Company will be able to provide economical gas marketing services.

  In addition, a number of factors and uncertainties affecting other aspects of the Company's business could have a material impact on earnings. These include seasonality and temperature sensitivity of our natural gas and propane businesses, the relative price of alternative energy sources and the effects of competition both on our unregulated businesses and on natural gas sales once the Company operates in an open access environment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

                               ----------------

To the Stockholders of Chesapeake Utilities Corporation

  We have audited the accompanying consolidated balance sheets of Chesapeake Utilities Corporation and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, cash flows, stockholders' equity, and income taxes for each of the three years in the period ended December 31, 1995, and the consolidated financial statement schedule listed in
Item 14(a)(1) and (2) of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chesapeake Utilities Corporation and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

  We have also previously audited, in accordance with generally accepted standards, the consolidated balance sheets and statements of capitalization as of December 31, 1993, 1992, and 1991, and the related consolidated statements of income, cash flows, common stockholders' equity, and income taxes for each of the two years in the period ended December 31, 1992 (none of which are presented herein); and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the Financial Highlights included in the Selected Financial Data for each of the five years in the period ended December 31, 1995, appearing on page 16 is fairly stated in all material respects in relation to the financial statements from which it has been derived.

                                          Coopers & Lybrand L.L.P.

Baltimore, Maryland
February 9, 1996

                          CONSOLIDATED BALANCE SHEETS

                                                         AT DECEMBER 31,
                                                    --------------------------
                                                        1995          1994
                                                    ------------  ------------
                                     ASSETS

PROPERTY, PLANT AND EQUIPMENT
  Natural gas distribution......................... $ 64,785,616  $ 57,773,632
  Natural gas transmission.........................   25,651,558    24,546,916
  Propane distribution.............................   19,645,973    18,289,571
  Information technology services..................      841,661     6,670,229
  Gas plant acquisition adjustments................      795,004       795,004
  Other plant......................................    3,563,247     1,947,785
                                                    ------------  ------------
    Total property, plant and equipment............  115,283,059   110,023,137
  Less: Accumulated depreciation and amortization..  (33,567,446)  (34,710,478)
                                                    ------------  ------------
    Net property, plant and equipment..............   81,715,613    75,312,659
                                                    ------------  ------------
INVESTMENTS........................................    1,957,218     1,641,851
                                                    ------------  ------------
CURRENT ASSETS
  Cash and cash equivalents........................      977,407       398,751
  Accounts Receivable (less allowance for
   uncollectibles of $309,955 and $202,152 in 1995
   and 1994, respectively).........................   12,701,256     8,416,293
  Materials and supplies, at average cost..........      844,786       797,147
  Propane inventory, at average cost...............    1,442,633     1,411,384
  Storage gas prepayments..........................    2,663,721     3,467,281
  Underrecovered purchased gas costs...............                    109,025
  Income taxes receivable..........................      193,916       836,813
  Prepaid expenses.................................      842,460       855,107
  Deferred income taxes............................    1,362,289     1,290,680
                                                    ------------  ------------
    Total current assets...........................   21,028,468    17,582,481
                                                    ------------  ------------
DEFERRED CHARGES AND OTHER ASSETS
  Environmental regulatory assets..................    7,113,572     6,642,092
  Environmental expenditures, net..................    1,505,140       820,555
  Order 636 transition cost........................    1,463,157     2,020,732
  Other deferred charges and intangible assets.....    4,010,812     4,250,247
                                                    ------------  ------------
    Total deferred charges and other assets........   14,092,681    13,733,626
                                                    ------------  ------------
TOTAL ASSETS....................................... $118,793,980  $108,270,617
                                                    ============  ============


                             See accompanying notes

                          CONSOLIDATED BALANCE SHEETS

                                                          AT DECEMBER 31,
                                                     --------------------------
                                                         1995          1994
                                                     ------------  ------------
                         CAPITALIZATION AND LIABILITIES

CAPITALIZATION
  Stockholders' equity
    Common stock.................................... $  1,811,211  $  1,785,514
    Additional paid-in capital......................   17,592,242    16,834,823
    Retained earnings...............................   23,385,097    19,480,374
    Less: Treasury stock, at cost...................                    (99,842)
      Unearned compensation related to restricted
       stock awarded................................     (415,107)     (696,679)
      Unrealized loss on marketable equity
       securities, net..............................      (72,839)     (241,609)
                                                     ------------  ------------
    Total stockholders' equity......................   42,300,604    37,062,581
  Long-term debt, net of current portion............   29,794,639    24,328,988
                                                     ------------  ------------
    Total capitalization............................   72,095,243    61,391,569
                                                     ------------  ------------
CURRENT LIABILITIES
  Current portion of long-term debt.................      864,849     1,348,080
  Short-term borrowings.............................    4,800,000     8,000,000
  Accounts payable..................................   11,162,775     7,385,590
  Refunds payable to customers......................      966,940       567,817
  Accrued interest..................................      742,701       691,949
  Dividends payable.................................      837,358       803,700
  Overrecovered purchased gas costs.................       53,374
  Other accrued expenses............................    3,123,191     2,225,097
                                                     ------------  ------------
    Total current liabilities.......................   22,551,188    21,022,233
                                                     ------------  ------------
DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes.............................    9,136,808     8,700,472
  Deferred investment tax credits...................      931,247       986,062
  Environmental liability...........................    7,113,572     6,642,092
  Order 636 transition liability....................    1,463,157     2,020,732
  Accrued pension costs.............................    2,118,545     2,530,904
  Other liabilities.................................    3,384,220     4,976,553
                                                     ------------  ------------
    Total deferred credits and other liabilities....   24,147,549    25,856,815
                                                     ------------  ------------
COMMITMENTS AND CONTINGENCIES
 (Notes J and K)
TOTAL CAPITALIZATION AND LIABILITIES................ $118,793,980  $108,270,617
                                                     ============  ============


                             See accompanying notes

                       CONSOLIDATED STATEMENTS OF INCOME

                                          FOR THE YEARS ENDED DECEMBER 31,
                                        --------------------------------------
                                            1995         1994         1993
                                        ------------  -----------  -----------
OPERATING REVENUES..................... $104,020,416  $98,572,297  $85,872,632
                                        ------------  -----------  -----------
OPERATING EXPENSES
  Purchased gas costs .................   58,454,410   59,013,165   49,838,349
  Operations...........................   21,387,989   19,681,435   18,178,500
  Maintenance..........................    2,079,121    2,181,404    1,833,244
  Depreciation and amortization........    5,461,752    5,140,679    5,087,087
  Other taxes..........................    3,050,351    2,798,905    2,635,072
  Income taxes.........................    4,025,274    2,529,635    1,989,287
                                        ------------  -----------  -----------
    Total operating expenses...........   94,458,897   91,345,223   79,561,539
                                        ------------  -----------  -----------
OPERATING INCOME.......................    9,561,519    7,227,074    6,311,093
                                        ------------  -----------  -----------
OTHER INCOME AND (DEDUCTIONS)
  Interest Income......................      141,161      123,271      351,426
  Other income and (deductions), net...      256,237     (144,038)     (49,185)
  Income taxes.........................     (105,280)     (12,733)     (37,002)
  Allowance for equity funds used
   during construction.................       65,198       49,154
                                        ------------  -----------  -----------
    Total other income and (deductions)
     ..................................      357,316       15,654      265,239
                                        ------------  -----------  -----------
INCOME BEFORE INTEREST CHARGES.........    9,918,835    7,242,728    6,576,332
                                        ------------  -----------  -----------
INTEREST CHARGES
  Interest on long-term debt...........    2,282,247    2,322,942    2,443,035
  Amortization of debt expense.........      109,399      103,859      100,797
  Other................................      383,976      426,242      258,978
  Allowance for borrowed funds used
   during construction.................      (93,482)     (70,237)    (140,682)
                                        ------------  -----------  -----------
    Total interest charges.............    2,682,140    2,782,806    2,662,128
                                        ------------  -----------  -----------
INCOME BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE .......    7,236,695    4,459,922    3,914,204
                                        ------------  -----------  -----------
CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE..................                                 57,467
                                        ------------  -----------  -----------
NET INCOME............................. $  7,236,695  $ 4,459,922  $ 3,971,671
                                        ============  ===========  ===========
EARNINGS PER SHARE OF COMMON STOCK:
  Primary:
  Income before cumulative effect of
   change in accounting principle...... $       1.95  $      1.23  $      1.10
  Cumulative effect of change in
   accounting principle................                                   0.02
                                        ------------  -----------  -----------
  Earnings per share................... $       1.95  $      1.23  $      1.12
                                        ------------  -----------  -----------
  Average Shares Outstanding...........    3,701,891    3,632,413    3,556,037
  Fully diluted:
  Income before cumulative effect of
   change in accounting principle...... $       1.89  $      1.20  $      1.08
  Cumulative effect of change in
   accounting principle................                                   0.02
                                        ------------  -----------  -----------
  Earnings per share................... $       1.89  $      1.20  $      1.10
                                        ------------  -----------  -----------
  Average Shares Outstanding...........    3,950,724    3,888,190    3,816,295

                             See accompanying notes

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          FOR THE YEARS ENDED DECEMBER 31,
                                       ----------------------------------------
                                           1995          1994          1993
                                       ------------  ------------  ------------
OPERATING ACTIVITIES
 Net income..........................  $  7,236,695  $  4,459,922  $  3,971,671
 Adjustments to reconcile net income
  to net operating cash:
  Cumulative effect of change in
   method of accounting for income
   taxes.............................                                   (57,467)
  Depreciation and amortization......     5,905,090     5,786,013     5,494,731
  Allowance for equity funds used
   during construction...............       (65,198)      (49,154)
  Investment tax credit adjustments..       (54,815)      (54,815)      (54,815)
  Deferred income taxes, net.........       252,727      (669,404)      778,896
  Employee benefits..................       178,803       492,082     1,117,017
  Employee compensation resulting
   from lapsing of stock
   restrictions......................       431,694       374,121       367,085
  Allowance for refund...............    (1,356,705)    1,238,705
  Other, net.........................      (339,080)      424,832         1,952
 Changes in assets and liabilities:
  Accounts receivable, net...........    (4,284,963)    1,303,517    (1,332,217)
  Other current assets...............     1,380,216      (979,125)    1,066,583
  Other deferred charges.............      (946,450)     (271,937)     (590,325)
  Accounts payable...................     3,149,573       382,913    (1,659,248)
  Refunds payable to customers.......       399,123        59,999      (177,915)
  Overrecovered (Underrecovered)
   purchased gas costs...............       162,399     1,723,432      (861,006)
  Other current liabilities..........       948,846       159,910      (204,856)
                                       ------------  ------------  ------------
Net cash provided by operating
 activities..........................    12,997,955    14,381,011     7,860,086
                                       ------------  ------------  ------------
INVESTING ACTIVITIES
Property, plant and equipment
 expenditures........................   (11,691,192)  (10,473,565)  (10,023,702)
Allowance for equity funds used
 during construction.................        65,198        49,154
Purchase of investments..............       (38,836)
                                       ------------  ------------  ------------
Net cash used by investing
 activities..........................   (11,664,830)  (10,424,411)  (10,023,702)
                                       ------------  ------------  ------------
FINANCING ACTIVITIES
Common stock dividends net of amounts
 reinvested of $506,941, $427,190 and
 $409,248 in 1995, 1994 and 1993,
 respectively........................    (2,791,373)   (2,736,388)   (2,634,479)
Sale of treasury stock...............       254,484       201,704        79,017
Net (repayments) borrowings under
 line of credit agreements...........    (3,200,000)     (900,000)      200,000
Proceeds from issuance of long-term
 debt................................    10,000,000                  10,000,000
Repayments of long-term debt.........    (5,017,580)   (1,285,962)   (5,025,934)
Payments under capital lease
 obligations.........................                                  (102,761)
                                       ------------  ------------  ------------
Net cash (used) provided by financing
 activities..........................      (754,469)   (4,720,646)    2,515,843
                                       ------------  ------------  ------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS....................       578,656      (764,046)      352,227
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR...................       398,751     1,162,797       810,570
                                       ------------  ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF
 YEAR................................  $    977,407  $    398,751  $  1,162,797
                                       ============  ============  ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
Cash paid for interest...............  $  2,657,972  $  2,652,323  $  2,421,764
Cash paid for income tax.............  $  3,288,895  $  3,509,034  $  1,099,422
Non cash financing and investing
 activities:
  Environmental costs................  $    684,585  $  4,987,092  $  1,675,000

                             See accompanying notes

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                          FOR THE YEARS ENDED DECEMBER 31,
                                         -------------------------------------
                                            1995         1994         1993
                                         -----------  -----------  -----------
COMMON STOCK
Balance--beginning of year.............. $ 1,785,514  $ 1,754,547  $ 1,714,404
  Dividend Reinvestment Plan............      18,816       15,046       13,599
  USI restricted stock award agreements.       6,881       15,778       26,544
  Conversion of debentures..............                      143
                                         -----------  -----------  -----------
Balance--end of year....................   1,811,211    1,785,514    1,754,547
                                         -----------  -----------  -----------
ADDITIONAL PAID-IN CAPITAL
Balance--beginning of year..............  16,834,823   15,850,319   14,628,476
  Dividend Reinvestment Plan............     488,125      412,144      395,649
  USI restricted stock award agreements.     176,029      458,335      777,920
  Sale of treasury stock to Company's
   Retirement
   Savings Plan.........................      93,265      109,184       48,274
  Conversion of debentures..............                    4,841
                                         -----------  -----------  -----------
Balance--end of year....................  17,592,242   16,834,823   15,850,319
                                         -----------  -----------  -----------
RETAINED EARNINGS
Balance--beginning of year..............  19,480,374   18,219,083   17,309,905
  Net income............................   7,236,695    4,459,922    3,971,671
  Cash dividends(1).....................  (3,331,972)  (3,198,631)  (3,062,493)
                                         -----------  -----------  -----------
Balance--end of year....................  23,385,097   19,480,374   18,219,083
                                         -----------  -----------  -----------
TREASURY STOCK
Balance--beginning of year..............     (99,842)    (192,362)    (223,105)
  Sale of treasury stock to Company's
   Retirement
   Savings Plan.........................      99,842       92,520       30,743
                                         -----------  -----------  -----------
Balance--end of year....................                  (99,842)    (192,362)
                                         -----------  -----------  -----------
UNEARNED COMPENSATION
Balance--beginning of year..............    (696,679)    (663,557)    (271,332)
  Issuance of award.....................    (121,343)    (474,113)    (804,465)
  Amortization of prior years' awards...     402,915      440,991      412,240
                                         -----------  -----------  -----------
Balance--end of year....................    (415,107)    (696,679)    (663,557)
                                         -----------  -----------  -----------
UNREALIZED LOSS ON MARKETABLE
 SECURITIES(2)..........................     (72,839)    (241,609)     (90,517)
                                         -----------  -----------  -----------
TOTAL STOCKHOLDERS' EQUITY.............. $42,300,604  $37,062,581  $34,877,513
                                         ===========  ===========  ===========

--------
(1) Dividends per share of common stock were $.90, $.88 and $.86 for the years 1995, 1994 and 1993, respectively.
(2) Net of income taxes of approximately $48,000, $160,000 and $60,000 for the years 1995, 1994 and 1993, respectively.

                            See accompanying notes

                    CONSOLIDATED STATEMENTS OF INCOME TAXES

                                           FOR THE YEARS ENDED DECEMBER 31,
                                          ------------------------------------
                                             1995         1994         1993
                                          -----------  -----------  ----------
CURRENT INCOME TAX EXPENSE
Federal.................................. $ 3,182,346  $ 2,375,332  $  950,259
State....................................     621,238      707,190     332,834
Investment tax credit adjustments, net...     (54,815)     (54,815)    (54,815)
                                          -----------  -----------  ----------
  Total current income tax expense.......   3,748,769    3,027,707   1,228,278
                                          -----------  -----------  ----------
DEFERRED INCOME TAX EXPENSE
Accelerated depreciation.................     202,404      270,213     692,393
Deferred gas costs.......................     (56,915)    (656,772)    319,794
Pensions and other employee benefits.....      57,508     (169,731)   (394,161)
Alternative minimum tax..................                  230,575     320,000
Unbilled revenue.........................    (260,922)     188,356    (274,256)
Contribution in aid of construction......    (283,033)     (32,345)     (9,881)
Environmental expenditure................     427,020      (32,597)    (42,004)
Allowance for refund.....................     442,064     (580,361)     53,973
Other....................................    (146,341)     297,323     132,153
                                          -----------  -----------  ----------
  Total deferred income tax expense (1)..     381,785     (485,339)    798,011
                                          -----------  -----------  ----------
CUMULATIVE EFFECT OF CHANGE IN METHOD OF
 ACCOUNTING FOR INCOME TAXES
Decrease in deferred income tax assets...                              297,973
Amount recorded on the balance sheet.....                             (355,440)
                                                                    ----------
Amount recognized in income..............                              (57,467)
                                                                    ----------
  TOTAL INCOME TAX EXPENSE                $ 4,130,554  $ 2,542,368  $1,968,822
                                          ===========  ===========  ==========
RECONCILIATION OF EFFECTIVE INCOME TAX
 RATES
Federal income tax expense at 34%........ $ 3,806,560  $ 2,458,354  $2,019,766
State income taxes, net of Federal
 benefit.................................     527,563      443,716     244,860
Cumulative effect of change in method of
 accounting for income taxes.............                              (57,467)
Other....................................    (203,569)    (359,702)   (238,337)
                                          -----------  -----------  ----------
  Total income tax expense............... $ 4,130,554  $ 2,542,368  $1,968,822
                                          ===========  ===========  ==========
Effective income tax rate................        36.3%        35.6%       33.1%
DEFERRED INCOME TAXES
Deferred income tax liabilities:
  Accelerated depreciation............... $10,717,217  $10,709,693
  Other..................................   1,203,365      998,490
                                          -----------  -----------
    Total deferred income tax
     liabilities.........................  11,920,582   11,708,183
                                          -----------  -----------
Deferred income tax assets:
  State operating loss carryforwards, net
   (2)...................................     126,073      242,821
  Deferred investment tax credit.........     454,590      477,365
  Allowance for refund...................     183,485      625,549
  Unbilled revenue.......................     918,001      657,098
  Pension and other employee benefits....   1,039,681    1,093,163
  Self insurance.........................     529,559      514,509
  Other..................................     894,674      687,886
                                          -----------  -----------
    Total deferred income tax assets.....   4,146,063    4,298,391
                                          -----------  -----------
DEFERRED INCOME TAXES PER CONSOLIDATED
 BALANCE SHEET........................... $ 7,774,519  $ 7,409,792
                                          ===========  ===========

--------
(1) Total deferred income tax expense includes $108,000, $66,000 and $38,000 of deferred state income taxes for the years 1995, 1994 and 1993, respectively.
(2) Less valuation allowances of approximately $160,000 and $341,000 for December 31, 1995 and 1994, respectively.

                            See accompanying notes

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. SUMMARY OF ACCOUNTING POLICIES

 Nature of Business

  Chesapeake Utilities Corporation (the "Company") is a diversified utility company. The Company is engaged in natural gas distribution to approximately 33,500 customers located in southern Delaware, Maryland's Eastern Shore and Central Florida. The Company owns a natural gas transmission subsidiary which operates a pipeline from various points in Pennsylvania to the Company's Delaware and Maryland distribution divisions, as well as other utility and industrial customers in Delaware and the Eastern Shore of Maryland. The Company's propane distribution segment serves approximately 22,600 customers in southern Delaware, the Eastern Shore of Maryland and Virginia. The information technology services segment provides software services and products to a wide variety of clients.

 Principles of Consolidation

  The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries, Eastern Shore Natural Gas Company ("Eastern Shore"), Sharp Energy, Inc. and Chesapeake Service Company. Sharp Energy, Inc.'s accounts include those of its wholly owned subsidiary, Sharpgas, Inc. Chesapeake Service Company's accounts include its wholly owned subsidiaries, United Systems, Inc. ("USI"), Capital Data Systems, Inc. and Skipjack, Inc. All significant intercompany transactions have been eliminated in consolidation.

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

 Property, Plant and Equipment and Depreciation

  Utility property is stated at original cost while the assets of the propane subsidiary are valued at cost. The costs of repairs and minor replacements are charged to income as incurred and the costs of major renewals and betterments are capitalized. Upon retirement or disposition of utility property, the recorded cost of removal, net of salvage value, is charged to accumulated depreciation. Upon retirement or disposition of non-utility property, the gain or loss, net of salvage value, is charged to income.

  The provision for depreciation is computed using the straight-line method at rates which will amortize the unrecovered cost of depreciable property over the estimated useful life. Depreciation and amortization expense for financial statement purposes is provided at an annual rate averaging 4.37% for natural gas distribution, 2.77% for natural gas transmission, 4.91% for propane distribution, 5.66% for gas plant acquisition adjustments, 18.53% for information technology services and 1.52% for other plant.

 Allowance for Funds Used During Construction

  The allowance for funds used during construction ("AFUDC") is an accounting procedure whereby the cost of borrowed funds and other funds used to finance construction projects is capitalized as part of utility plant on the balance sheet, crediting the cost as a non-cash item on the income statement. The cost of borrowed and equity funds is segregated between interest expense and other income, respectively. The Company used rates of 5.36% in 1995, 4.23% in 1994 and 3.52% in 1993 for calculating AFUDC on borrowed funds. AFUDC for equity funds was calculated using average rates of 1.95% and 2.92% for 1995 and 1994, respectively.

 Environmental Regulatory Assets

  Environmental regulatory assets represent amounts related to environmental liabilities for which expenditures have not been made. As expenditures are incurred, these amounts are recorded to environmental expenditures or accumulated depreciation as cost of removal. Subsequently, the environmental liability can be reduced along with the environmental regulatory asset. All amounts incurred are amortized into income in accordance with the ratemaking treatment granted in each jurisdiction.

 Other Deferred Charges and Intangible Assets

  Other deferred charges include discount, premium and issuance costs associated with long-term debt, restricted stock earned for services performed but not yet awarded and rate case expenses. The discount, premium and issuance costs are deferred and amortized over the original lives of their respective debt issues. Gains and losses on the reacquisition of debt are amortized over the remaining lives of the original issuances. Rate case expenses are deferred and amortized over periods approved by the applicable regulatory authorities. Intangible assets are associated with the acquisition of non-utility companies, and are being amortized on a straight-line basis over a period of eight to 40 years. The gross intangible assets were $5,020,851 for both December 31, 1995 and 1994. Accumulated amortization related to intangible assets was $3,587,090 and $3,079,612 at December 31, 1995 and 1994,
respectively.

 Income Taxes and Investment Tax Credit Adjustments

  The Company files a consolidated federal income tax return. Income tax expense allocated to the Company's subsidiaries is based upon their respective taxable incomes and tax credits.

  Deferred tax assets and liabilities are recorded for the tax effect of temporary differences between the financial statements and tax bases of assets and liabilities, and are measured using current effective income tax rates. The portion of the Company's deferred tax liabilities applicable to utility operations which has not been reflected in current service rates represents income taxes recoverable through future rates.

  Investment tax credits on utility property have been deferred and are allocated to income ratably over the lives of the subject property.

  Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes." The adoption of SFAS No. 109 changed the method of accounting for income taxes from the deferred method to the asset and liability approach. The principal effect on the Company's financial statements of adopting SFAS No. 109 is the recording of deferred regulatory assets and liabilities primarily for income taxes on temporary depreciation differences, which were previously flowed through to ratepayers. Deferred regulatory assets were approximately $612,000 and $885,000 at December 31, 1995 and 1994, respectively. The deferred regulatory liabilities primarily represent excess deferred income tax credits resulting from the reduction in the federal income tax rate and also deferred tax credits provided on investment tax credits which were previously flowed through to ratepayers. Deferred regulatory liabilities were approximately $1,308,000 and $1,233,000 at December 31, 1995 and 1994, respectively.

  Changes in accumulated deferred income taxes related to the Company's non-regulated operations were recorded in 1993 as a cumulative effect of change in accounting principle on the income statement and a deferred tax asset on the balance sheet. The result was a one-time increase to net income of $57,467. The increase to net income resulted from a reduction in the deferred income taxes associated with depreciation, coupled with the recording of net state tax loss carryforwards. The Company had state tax loss carryforwards of $3,832,000 and $5,529,000 at December 31, 1995 and 1994, respectively. The Company anticipates not using $1,828,000 of the loss carryforwards at December 31, 1995. The Company has recorded a full valuation allowance on the $1,828,000 at December 31, 1995. The loss carryforwards expire in various years beginning in 1996 through 2007.

 Fair Value of Financial Instruments

  Various items within the balance sheet are considered to be financial instruments because they are cash or are to be settled in cash. The carrying values of these items approximate their fair value (see Note B to the Consolidated Financial Statements for disclosure of fair value of investments). The fair value of the Company's long-term debt is estimated using a discounted cash flow methodology. Based on published corporate borrowing rates for debt instruments with similar terms and average maturities, the estimated fair value of the Company's long-term debt (including current maturities) at December 31, 1995 is approximately $32.8 million as compared to the carrying value of $30.7 million. At December 31, 1994, the estimated fair value was approximately $24.6 million as compared to a carrying value of $25.7 million.

 Operating Revenues

  Revenues for the natural gas distribution divisions of the Company and a portion of Eastern Shore's revenues are based on rates approved by the various commissions. Customers base rates may not be changed without formal approval by these commissions. The Company, except for its Florida division, recognizes revenues from meters read on a monthly cycle basis. This practice results in unbilled and unrecorded revenue from the cycle date through month-end. The Florida division recognizes revenues based on services rendered and records an amount for gas delivered but not billed. The propane segment recognizes revenue for certain customers on a metered basis and all other customers on an as-delivered basis.

  The natural gas distribution divisions of the Company and Eastern Shore have purchased gas adjustment ("PGA") clauses that provide for the adjustment of rates charged to customers as gas costs fluctuate. These amounts are collected or refunded through adjustments to rates in subsequent periods.

  The Company had sales to one customer, an industrial interruptible customer of the natural gas transmission segment, which exceeded 10% of total revenue. Total sales were approximately $10,600,000 or 10.2% and $9,600,000 or 11.2% of total revenue during 1995 and 1993, respectively. During 1994, no individual customer accounted for 10% or more of operating revenues.

  The Company's natural gas transmission and distribution segments have industrial interruptible customers that are charged rates which can be adjusted up or down to make natural gas competitive with alternative fuels. These customers, based on competitive pricing, can choose natural gas or alternative types of supply. Neither the customer nor the Company is obligated by contract to receive or deliver natural gas.

 Earnings Per Share

  Primary earnings per common share are based on the weighted average number of shares of common stock outstanding, adjusted for stock options for each year presented. On a fully diluted basis, both earnings and shares outstanding are adjusted to assume the conversion of convertible debentures.

 Certain Risks and Uncertainties

  The financial statements are prepared in conformity with generally accepted accounting principles that require management to make estimates (see Note J to the Consolidated Financial Statements for significant estimates) in measuring assets and liabilities and related revenue and expenses. These estimates involve judgements with respect to, among other things, various future economic factors which are difficult to predict and are beyond the control of the Company. Therefore, actual results could differ from those estimates.

  The Company records certain assets and liabilities in accordance with Statement of Accounting Standards ("SFAS") No.71. If the Company were required to terminate application of SFAS No. 71 for all of its regulated operations, all such amounts that are deferred would be recognized in the income statement at that time, resulting in a charge to earnings, net of applicable income taxes.

 Accounting Standards Issued

  The Financial Accounting Standards Board issued SFAS No. 121 regarding accounting for asset impairments. This statement, which must be adopted by the Company for fiscal years beginning January 1,1996, requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Additionally, the standard requires rate-regulated companies to write-off regulatory assets to earnings whenever those assets no longer meet the criteria for recognition of a regulatory asset as defined by SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Adoption of SFAS No. 121 is not expected to have a material impact on the Company's financial statements.

  The Financial Accounting Standards Board issued SFAS No. 123 regarding accounting for stock compensation. The Company plans to adopt the proforma note disclosure requirements as prescribed in SFAS No. 123 in 1996.

 Reclassification of Prior Years' Amounts

  Certain prior years' amounts have been reclassified to conform with the 1995 presentation.

B. INVESTMENTS

  The investment balance at December 31, 1995 and 1994 consists primarily of the common stock of Florida Public Utilities Company ("FPU"). The Company's ownership at December 31, 1995 and 1994 represents a 7.04% and 6.84% interest, respectively. The Company has classified its investment in FPU as an "Available for Sale" security, which requires that all unrealized gains and losses be excluded from earnings and be reported net of income tax as a separate component of stockholders' equity. The aggregate cost basis of the Company's portfolio at December 31, 1995 and 1994 exceeded its market value by $120,839 and $401,609, respectively. In management's opinion, the decline in the value of the stock is a temporary decline. At December 31, 1995 and 1994, the investment was stated at the lower of cost or market, and the unrealized loss was reported net of tax as a separate component of stockholders' equity.

C. WRITE-OFF OF INVESTMENT

  During 1994, based on declining revenue and business projections, the Company disposed of its investment in Currin & Associates, Inc., a rate and regulatory consulting subsidiary acquired in 1988. Revenue declined from a high of $593,000 in 1992 to a low of $51,000 in 1994. The disposition resulted in a $260,000 after-tax loss recorded to Other Income and Deductions in 1994 on the income statement. The loss resulted from the write-off of good-will and the disposition of other assets.

D. LEASE OBLIGATIONS

  The Company has entered into several operating leases for office space at various locations. Rent expense related to these leases was $407,314, $418,043, and $439,445 for 1995, 1994 and 1993, respectively. Future minimum payments under the Company's lease agreements are $383,207 in 1996; $197,396 in 1997; $121,229 in 1998; $124,754 in 1999; $128,836 in 2000; and $270,125
thereafter.

E. SEGMENT INFORMATION

                                         FOR THE YEARS ENDED DECEMBER 31,
                                      ----------------------------------------
                                          1995          1994          1993
                                      ------------  ------------  ------------
OPERATING REVENUES, UNAFFILIATED
 CUSTOMERS
Natural gas distribution............. $ 54,120,280  $ 49,523,743  $ 44,286,243
Natural gas transmission.............   24,984,767    22,191,896    20,094,343
Propane distribution.................   17,607,956    20,684,150    16,908,289
Information technology services and
 other...............................    7,307,413     6,172,508     4,583,757
                                      ------------  ------------  ------------
  Total operating revenues,
   unaffiliated customers............ $104,020,416  $ 98,572,297  $ 85,872,632
                                      ============  ============  ============
INTERSEGMENT REVENUES*
Natural gas distribution............. $     42,037  $     55,888  $     52,577
Natural gas transmission.............   16,663,043    17,303,529    17,345,800
Propane distribution.................      139,052        85,552        48,248
Information technology services......    1,722,135     2,277,361     2,311,498
                                      ------------  ------------  ------------
  Total intersegment revenues........ $ 18,566,267  $ 19,722,330  $ 19,758,123
                                      ============  ============  ============
OPERATING INCOME BEFORE INCOME TAXES
Natural gas distribution............. $  4,728,348  $  4,696,659  $  4,114,683
Natural gas transmission.............    6,083,440     3,018,212     3,091,843
Propane distribution.................    1,852,630     2,287,688     1,588,383
Information technology services......    1,170,970       174,033       156,910
                                      ------------  ------------  ------------
  Total..............................   13,835,388    10,176,592     8,951,819
Less: Eliminations...................     (248,595)     (419,883)     (651,439)
                                      ------------  ------------  ------------
  Total operating income before
   income taxes...................... $ 13,586,793  $  9,756,709  $  8,300,380
                                      ============  ============  ============
DEPRECIATION AND AMORTIZATION
Natural gas distribution............. $  2,502,531  $  2,136,979  $  1,938,344
Natural gas transmission.............      638,099       641,485       628,927
Propane distribution.................    1,312,048     1,323,698     1,370,590
Information technology services......      969,588     1,021,944     1,131,914
Other plant..........................       39,486        16,573        17,312
                                      ------------  ------------  ------------
  Total depreciation and
   amortization...................... $  5,461,752  $  5,140,679  $  5,087,087
                                      ============  ============  ============
CAPITAL EXPENDITURES
Natural gas distribution............. $  7,236,848  $  8,160,874  $  6,580,075
Natural gas transmission.............    1,335,793       619,852     1,497,910
Propane distribution.................    1,640,203       828,519       724,677
Information technology services......      114,461       411,957     1,167,369
Other plant..........................    1,772,454       632,137        93,756
                                      ------------  ------------  ------------
  Total capital expenditures......... $ 12,099,759  $ 10,653,339  $ 10,063,787
                                      ============  ============  ============
IDENTIFIABLE ASSETS, AT DECEMBER 31,
Natural gas distribution............. $ 75,630,741  $ 68,528,774  $ 59,404,795
Natural gas transmission.............   19,292,524    17,792,415    18,212,489
Propane distribution.................   18,855,507    16,949,431    18,244,020
Information technology services......    3,380,108     3,196,064     3,896,201
Other................................    1,635,100     1,803,933     1,230,596
                                      ------------  ------------  ------------
  Total identifiable assets.......... $118,793,980  $108,270,617  $100,988,101
                                      ============  ============  ============

--------
* All significant intersegment revenues have been eliminated from consolidated revenues.

F. LONG-TERM DEBT

  The outstanding long-term debt, net of current maturities is as follows:

                                                            AT DECEMBER 31,
                                                        -----------------------
                                                           1995        1994
                                                        ----------- -----------
First mortgage sinking fund bonds:
  Adjustable rate Series G*, due January 1, 1998....... $   312,500 $   562,500
  9.37% Series I, due December 15, 2004................   5,340,000   5,860,000
  12.00% Mortgage, due February 1, 1998................      28,139      39,988
  10.85% Senior uncollateralized note, due October 1,
   2003................................................               3,636,500
  8.25% Convertible debentures, due March 1, 2014......   4,114,000   4,230,000
  7.97% Senior uncollateralized note, due February 1,
   2008................................................  10,000,000  10,000,000
  6.91% Senior uncollateralized note, due October 1,
   2010................................................  10,000,000
                                                        ----------- -----------
Total long-term debt................................... $29,794,639 $24,328,988
                                                        =========== ===========

--------
* The Series G bonds are subject to an interest rate equal to seventy-three (73%) of the prime rate (8.5% at both December 31, 1995 and 1994).

  The convertible debentures may be converted, at the option of the holder, into shares of the Company's common stock at a conversion price of $17.01 per share. The debentures are redeemable at the option of the holder, subject to an annual non-cumulative maximum limitation of $200,000 in the aggregate. As of December 31, 1995, approximately $83,000 of the debentures have been accepted for redemption. At the Company's option, the debentures may be redeemed at the stated amounts.

  On October 2, 1995, the Company issued $10,000,000 of 6.91% senior notes due on October 1, 2010. The Company used a portion of the proceeds to repay $4,091,000 of the 10.85% senior notes that were originally due October 1, 2003.

  Indentures to the long-term debt of the Company and its subsidiaries contain various restrictions. The most stringent restrictions state that the Company must maintain equity of at least 40% of total capitalization, the times interest earned ratio must be at least 2.5 and the Company cannot, until the retirement of its Series I bonds, pay any dividends after December 31, 1988 which exceed the sum of $2,135,188 plus consolidated net income recognized on or after January 1, 1989. As of December 31, 1995, the amounts available for future dividends permitted by the Series I covenant approximated $9.6 million.

  A portion of the natural gas distribution plant assets owned by the Company are subject to a lien under the mortgage pursuant to which the Company's first mortgage sinking fund bonds are issued.

  Annual maturities of consolidated long-term debt for the years 1996 through 2000 are $864,849, $783,271, $597,368, $1,520,000 and $2,665,091,
respectively.

G. SHORT-TERM BORROWINGS

  The Board of Directors has authorized the Company to borrow up to $14,000,000 from various bank and trust companies. As of December 31, 1995, the Company had four $8,000,000 unsecured bank lines of credit, none of which required compensating balances. Under these lines of credit at December 31, 1995 and 1994, the Company had short-term debt outstanding of $4,800,000 and $8,000,000, respectively, with a weighted average interest rate of 6.00% and 6.04%, respectively.

H. COMMON STOCK, ADDITIONAL PAID-IN CAPITAL AND TREASURY STOCK

  The following is a schedule of changes in the Company's shares of common stock:

                                               FOR THE YEARS ENDED DECEMBER
                                                            31,
                                               -------------------------------
                                                 1995       1994       1993
                                               ---------  ---------  ---------
   COMMON STOCK: SHARES ISSUED AND
    OUTSTANDING*
    Balance--beginning of year................ 3,668,791  3,605,152  3,522,670
     Dividend Reinvestment Plan...............    38,660     30,928     27,942
     USI restricted stock award agreements....    14,138     32,418     54,540
     Conversion of debentures.................                  293
                                               ---------  ---------  ---------
    Balance--end of year...................... 3,721,589  3,668,791  3,605,152
                                               =========  =========  =========
   SHARES OF COMMON STOCK HELD IN TREASURY
    Balance--beginning of year................    15,609     30,084     34,892
     Sale of stock to Company's Retirement
      Savings Plan............................   (15,609)   (14,475)    (4,808)
                                               ---------  ---------  ---------
    Balance--end of year......................               15,609     30,084
                                               =========  =========  =========

--------
* $2,000,000 shares are authorized at a par value of $.4867 per share.

  Certain key USI employees entered into restricted stock award agreements under which shares of Chesapeake common stock can be issued. Shares are awarded as a non-cash transaction over a five-year period beginning in 1992, and restrictions lapse over a five-to-ten year period from the award date, if certain financial targets are met. Based on USI's 1995 earnings, 21,859 shares of Chesapeake common stock will be issued in 1996. Of these shares, 4,372 will have no restrictions, other than those that may be imposed by federal or state securities laws. At December 31, 1995 and 1994, respectively, 29,598 and 48,716 shares valued at $415,107 and $696,679 remain restricted.

  The Performance Incentive Plan, which was adopted in 1992, provides for the granting of stock options to certain officers of the Company over a 10-year period. In November 1994, the Company executed Tandem Stock Option and Performance Share Agreements ("Agreements") with certain executive officers. These agreements provide the participants the option to purchase shares of the Company's common stock, exercisable in cumulative installments of one-third on each anniversary of the commencement of the award period. The Agreements also enable the participants the right to earn performance shares upon the Company's achievement of the performance goals set forth in the Agreements. When performance shares are issued, the option will expire. Exercise of the option will cancel the participant's right to earn a corresponding number of performance shares. In 1995, the Company recorded $211,000 to recognize the compensation expense associated with the performance shares. Changes in outstanding options were as follows:

                                  1995                    1994                  1993
                         ----------------------- ---------------------- ----------------------
                         NUMBER                  NUMBER                 NUMBER
                           OF         OPTION       OF        OPTION       OF        OPTION
                         SHARES       PRICE      SHARES      PRICE      SHARES       PRICE
                         -------  -------------- ------- -------------- -------  -------------
Balance--beginning of
 year................... 136,186  $12.625-$12.75  80,280    $12.75       92,525  $12.75-$16.33
Options granted.........                          55,906    $12.625
Options expired.........                                                (12,245)    $16.33
Options forfeited....... (11,000)    $12.625
                         -------                 -------                -------
Balance--end of year.... 125,186  $12.625-$12.75 136,186 $12.625-$12.75  80,280     $12.75
                         =======                 =======                =======
Exercisable.............  80,280     $12.75       53,520    $12.75       26,760     $12.75

I. EMPLOYEE BENEFIT PLANS

 Pension Plan

  The Company sponsors a defined benefit pension plan covering substantially all of its employees. Benefits under the plan are based on each participant's years of service and highest average compensation. The Company's funding policy provides that payments to the trustee shall be equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974.

  Pension expense decreased in 1995, primarily due to an increase in the discount rate to 8.5% from 7% in 1994. Pension expense decreased in 1994 because of a combination of factors, including (1) an increase in the discount rate to 7% from 6.5%, (2) a decrease in the rate used for the average increase in future compensation levels to 5.5% from 6% and (3) an increase in the expected long-term rate of return on assets to 8.5% from 7.5%.

 Total Net Pension Cost

                                          FOR THE YEARS ENDED DECEMBER 31,
                                         -------------------------------------
                                            1995         1994         1993
                                         -----------  -----------  -----------
Service cost............................ $   474,000  $   592,294  $   719,417
Interest cost...........................     562,003      518,184      511,536
Less: Actual (return) loss on assets....  (1,546,325)     742,949   (1,521,228)
Net amortization and deferral...........     689,947   (1,465,744)   1,031,618
                                         -----------  -----------  -----------
Total net pension cost..................     179,625      387,683      741,343
Amounts capitalized as construction
 cost...................................     (30,740)     (52,549)    (108,827)
                                         -----------  -----------  -----------
Amount charged to expense............... $   148,885  $   335,134  $   632,516
                                         ===========  ===========  ===========
Discount rate used in calculating net
 pension cost...........................    8.50%        7.00%        6.50%

  The following schedule sets forth the funding status of the pension plan at December 31, 1995 and 1994:

 Accrued Pension Cost

                                                           AT DECEMBER 31,
                                                       ------------------------
                                                          1995         1994
                                                       -----------  -----------
Vested................................................ $ 5,730,239  $ 4,454,627
Nonvested.............................................     100,878      104,402
                                                       -----------  -----------
Total accumulated benefit obligation.................. $ 5,831,117  $ 4,559,029
                                                       -----------  -----------
Plan assets at fair value............................. $ 9,173,094  $ 7,799,483
Projected benefit obligation..........................  (9,331,890)  (6,492,622)
                                                       -----------  -----------
Plan assets less projected benefit obligation.........    (158,796)   1,306,861
Unrecognized net gain.................................  (2,319,138)  (3,590,066)
Unamortized net assets from adoption of SFAS No. 87...    (156,683)    (171,787)
                                                       -----------  -----------
Accrued pension cost.................................. $(2,634,617) $(2,454,992)
                                                       ===========  ===========
ASSUMPTIONS:
Discount rate.........................................    7.25%        8.50%
Average increase in future compensation levels........    5.50%        5.50%
Expected long-term rate of return on assets...........    8.50%        8.50%

 Other Postretirement Benefits

  The Company sponsors a defined benefit postretirement health care and life insurance plan that covers substantially all natural gas and corporate employees. In 1993, the Company adopted the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," which requires that the expected cost of these future benefits be included in the financial statements during the years employees render service. The implementation resulted in an accumulated postretirement benefit obligation (transition obligation) related to past employee service of $2,215,000. As permitted, the Company elected to amortize this cost over 20 years. The Company's 1993 cost under SFAS No. 106, including the amortization of the transition obligation, was $400,000. In the first quarter of 1994, the Company increased the amount that future retirees would be required to contribute to participate in the Company's health care program. The change reduced the Company's transition obligation and annual costs to $357,000 and $70,000, respectively. The change also resulted in a one-time curtailment loss of $64,000 in 1994. The Company has deferred approximately $126,000, which represents the difference between the Maryland divisions's SFAS No. 106 expense and its actual pay-as-you-go cost. The amount will be amortized over five years starting in 1996.

 Net Periodic Postretirement Benefit Cost

                                                       AT DECEMBER 31,
                                                  ----------------------------
                                                    1995      1994      1993
                                                  --------  --------  --------
   Service cost.................................. $  1,827  $  3,553  $119,000
   Interest cost on APBO.........................   59,706    44,118   176,000
   Amortization of transition obligation over 20
    years........................................   27,859    22,148   105,000
   Curtailment loss..............................             63,821
                                                  --------  --------  --------
   NET PERIODIC POSTRETIREMENT BENEFIT COST......   89,392   133,640   400,000
   Amount capitalized as construction cost.......  (14,010)  (20,134)  (52,112)
   Amount deferred...............................  (20,561)  (13,212)  (92,499)
                                                  --------  --------  --------
   Amount charged to expense..................... $ 54,821  $100,294  $255,389
                                                  ========  ========  ========
   ASSUMPTION:
   Discount rate.................................     8.50%     7.00%     6.50%

 Accrued Postretirement Benefit Liability

                                                             AT DECEMBER 31,
                                                           --------------------
                                                             1995       1994
                                                           ---------  ---------
   Accumulated postretirement benefit obligation:
     Retirees............................................. $ 616,664  $4426,624
     Fully eligible active employees......................   135,297    108,444
     Other active.........................................    90,724     70,098
                                                           ---------  ---------
   Total accumulated postretirement benefit obligation....   842,685    605,166
   Unrecognized transition obligation.....................  (300,872)  (328,731)
   Unrecognized net (loss) gain...........................   (70,873)   139,637
                                                           ---------  ---------
   ACCRUED POSTRETIREMENT LIABILITY....................... $ 470,940  $ 416,072
                                                           =========  =========
   ASSUMPTION:
   Discount rate..........................................      7.25%      8.50%

  The health care inflation rate for 1995 is assumed to be 12%. This rate is projected to gradually decrease to an ultimate rate of 5% by the year 2007. A one percentage point increase in the health care inflation rate from the assumed rate would increase the accumulated postretirement benefit obligation by approximately $81,000 as of January 1, 1996, and would increase the aggregate of the service cost and interest cost components of net periodic postretirement benefit cost for 1996 by approximately $7,000.

 Retirement Savings Plan

  The Company sponsors a Retirement Savings Plan, a 401(k) plan, which provides participants a mechanism for making contributions for retirement savings. Each participant may make pre-tax contributions based upon eligible compensation. The Company makes a contribution equal to 60% or 100% of each participant's pre-tax contributions not to exceed 6% of the participant's eligible compensation for the plan year. The Company's contributions totaled $301,794, $240,103 and $227,577 for the years ended December 31, 1995, 1994 and 1993, respectively.

 Other Post Employment Benefits

  During 1994, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," as required. SFAS No. 112 establishes standards of financial accounting and reporting for the estimated cost of benefits provided by an employer to former or inactive employees after employment but before retirement. The adoption of SFAS No. 112 did not have a material effect on the Company's results of operations.

J. ENVIRONMENTAL COMMITMENTS AND CONTINGENCIES

  The Company currently is participating in the investigation, assessment or remediation of four former gas manufacturing plant sites located in different jurisdictions, including the exploration of corrective action options to remove environmental contaminants. The Company has accrued liabilities for two of these sites, the Dover Gas Light and Salisbury Town Gas Light sites.

  The Dover site has been listed by the Environmental Protection Agency Region III ("EPA") on the Superfund National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). On August 19, 1994, the EPA issued the Record of Decision ("ROD") for the site, which selected a remedial plan and estimated the costs of the selected remedy at $2.7 million for groundwater remediation and $3.3 million for soil remediation. On May 17, 1995, EPA issued an order to the Company under Section 106 of CERCLA (the "Order"), which requires the Company to fund or implement the ROD. The Order was also issued to General Public Utilities Corporation, Inc. ("GPU"), which both EPA and the Company believe is liable under CERCLA. Other potential responsible parties ("PRPs") such as the State of Delaware were not ordered to perform the ROD. EPA may seek judicial enforcement of its Order, as well as significant financial penalties for failure to comply. Although notifying EPA of objections to the Order, the Company agreed to comply. GPU has informed EPA that it does not intend to comply with the Order. The Company has commenced the design phase of the ROD.

  On March 6, 1995, the Company commenced litigation against the State of Delaware for contribution to the remedial costs being incurred to carry out the ROD. In December of 1995, this case was dismissed without prejudice based on a settlement agreement between the parties (the "Settlement"). Under the Settlement, the State agreed to support the Company's proposal to reduce the soil remedy for the site, described below, to contribute $600,000 toward the cost of implementing the ROD and to reimburse the EPA for $400,000 in oversight costs. The Settlement is contingent upon a formal settlement agreement between EPA and the State of Delaware being reached within the next two years. Upon satisfaction of all conditions of the Settlement, the litigation will be dismissed with prejudice.

  On July 7, 1995, the Company submitted to EPA a study proposing to reduce the level and cost of soil remediation from that identified in the ROD. Although this proposal was supported by the State of Delaware, as required by the Settlement, it was rejected by the EPA on January 30, 1996.

  The Company is currently engaged in investigations related to additional parties who may be PRPs. Based upon these investigations, the Company will consider suit against other PRPs. The Company expects continued negotiations with PRPs in an attempt to resolve these matters.

  In the third quarter of 1994, the Company increased its liability recorded with respect to the Dover site to $6.0 million. This amount reflected the EPA's estimate, as stated in the ROD, for remediation of the site according to the ROD. The recorded liability may be adjusted upward or downward as the design phase progresses and the Company obtains construction bids for performance of the work. The Company has also recorded a regulatory asset of $6.0 million, corresponding to the recorded liability. Management believes that, in addition to the $600,000 expected to be contributed by the State of Delaware under the Settlement, the Company will be equitably entitled to contribution from other responsible parties for a portion of the expenses to be incurred in connection with the remedies selected in the ROD. Management also believes that the amounts not so contributed will be recoverable in the Company's rates.

  The Company has accrued a liability with respect to the Salisbury site of $1,113,572 as of December 31, 1995. This amount is based on the estimated capital and operating costs as set forth in the Company's remedial action plan submitted to the Maryland Department of the Environment ("MDE"). A corresponding regulatory asset has been recorded, reflecting the Company's belief that costs incurred will be recoverable in rates. The Company has begun preliminary remediation procedures at the site and continues discussions with MDE to finalize the remedial plan.

  Portions of the liability payouts for the Dover and Salisbury sites are expected to be over a 30 and five year period, respectively. In addition, the Company has two other sites. One site is currently being evaluated for which no estimate of liability can be made at this time. The other site has been remediated and the Company is awaiting the site closure certificate. It is management's opinion that any unrecovered current costs and any other future costs incurred will be recoverable through future rates or sharing arrangements with other responsible parties.

  Environmental Costs Incurred

                                                             AT DECEMBER 31,
                                                          ---------------------
                                                             1995       1994
                                                          ---------- ----------
   Delaware.............................................. $3,929,417 $3,144,366
   Maryland..............................................  1,805,572  1,722,757
   Florida...............................................    629,153    594,844
                                                          ---------- ----------
                                                           6,364,142  5,461,967
   Less: Amounts approved for ratemaking treatment,
         net of insurance proceeds.......................  6,066,096  3,262,590
                                                          ---------- ----------
   Amounts pending ratemaking recovery................... $  298,046 $2,199,377
                                                          ========== ==========

K. COMMITMENTS AND CONTINGENCIES

 FERC PGA

  On May 19, 1994, the FERC issued an Order directing Eastern Shore Natural Gas Company ("Eastern Shore") to refund, with interest, what the FERC characterized as overcharges from November 1, 1992 to the current billing month. Eastern Shore contested the order and requested a rehearing. Subsequently, Eastern Shore and the FERC entered into negotiations to resolve the issue.

  In response to the FERC's May 19, 1994 Order, Eastern Shore accrued $412,000 during the second quarter of 1994 as an estimated liability for potential refunds relating to prior periods. Thereafter, Eastern Shore accrued each month to ensure that the potential refund was fully accrued for. On August 17, 1995, the FERC issued an Order approving an Offer of Settlement submitted by Eastern Shore. The Order approved a change in Eastern Shore's PGA methodology retroactive to June 1, 1994, which will result in a rate reduction of approximately

$234,000 per year. The reserves the Company had been accruing for the potential refund were significantly greater than the rate reduction ordered. Accordingly, Eastern Shore has reversed a large portion of the estimated liability that it had been accruing. This reversal contributed $1,385,000 to pre-tax earnings or $833,000 to after-tax earnings during the third quarter of 1995. In connection with the FERC Order, Eastern Shore applied in December 1995 to the FERC for a blanket certificate authorizing open access transportation service on its pipeline system. The implementation of open access transportation service, expected to occur during the second half of 1996, will provide all of Eastern Shore's customers with the opportunity to transport gas over its system at FERC regulated rates. Open access is thus likely to result in a shift of Eastern Shore's business from margins earned on sales of gas to large industrial customers, to a possibly lower margin earned on transportation services.

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

L. QUARTERLY FINANCIAL DATA (UNAUDITED)

  In the opinion of the Company, the quarterly financial information shown below includes all adjustments necessary for a fair presentation of the operations for such periods. Due to the seasonal nature of the Company's business, there are substantial variations in operations reported on a quarterly basis.

                                  FIRST      SECOND        THIRD       FOURTH
                                 QUARTER     QUARTER      QUARTER      QUARTER
                               ----------- -----------  -----------  -----------
1995
Operating Revenue............  $30,896,798 $22,074,663  $20,564,994  $30,483,961
Operating Income.............  $ 4,330,962 $ 1,369,342  $ 1,492,200  $ 2,369,015
Net Income...................  $ 3,658,431 $   764,085  $   988,122  $ 1,826,057
Primary Earnings Per Share...  $      1.00 $      0.21  $      0.27  $      0.49
Fully Diluted Earnings Per
 Share.......................  $      0.95 $      0.21  $      0.26  $      0.47
1994
Operating Revenue............  $36,009,510 $19,868,566  $18,789,776  $23,904,445
Operating Income.............  $ 4,322,605 $   588,550  $   296,110  $ 2,019,809
Net Income (Loss)............  $ 3,746,087 $  (116,584) $  (264,773) $ 1,095,192
Primary Earnings (Loss) Per
 Share.......................  $      1.04 $     (0.03) $     (0.07) $      0.30
Fully Diluted Earnings (Loss)
 Per Share...................  $      0.98 $     (0.02) $     (0.05) $      0.29

  Results for the third quarter 1995 reflect a non-recurring increase in net income of $833,000, (see Note K to the Consolidated Financial Statements).

OPERATING STATISTICS

                                         FOR THE YEARS ENDED DECEMBER 31,
                                     ------------------------------------------
                                       1995    1994     1993    1992     1991
                                     -------- -------  ------- -------  -------
REVENUES (IN THOUSANDS)
  Natural gas
    Residential..................... $ 14,857 $15,228  $14,007 $12,935  $11,167
    Commercial......................   11,383  11,594   10,837   9,857    8,606
    Industrial......................   36,898  32,718   31,622  26,977   26,660
    Sale for resale.................   12,459   9,586    5,242   3,843    3,437
    Transportation..................    2,993   2,639    2,480   2,400    1,555
    Other...........................      515     (50)     193    (134)      44
                                     -------- -------  ------- -------  -------
  Total natural gas revenues........   79,105  71,715   64,381  55,878   51,469
  Propane...........................   17,608  17,789*  16,908  16,489   14,961
  Other.............................    7,307   6,173    4,584   3,568    3,398
                                     -------- -------  ------- -------  -------
Total revenues...................... $104,020 $95,677  $85,873 $75,935  $69,828
                                     ======== =======  ======= =======  =======
VOLUMES
  Natural gas deliveries (in MMCF)
    Residential.....................    1,686   1,665    1,596   1,561    1,337
    Commercial......................    1,792   1,771    1,676   1,633    1,445
    Industrial......................   13,639  10,752    9,308   8,014    8,396
    Sale for resale.................      990     998      984     997      922
    Transportation..................   11,131   7,542    5,880   5,139    4,237
                                     -------- -------  ------- -------  -------
  Total natural gas deliveries......   29,238  22,728   19,444  17,344   16,337
                                     ======== =======  ======= =======  =======
  Propane (in thousands of gallons).   17,748  18,395*  17,250  17,125   14,837
                                     ======== =======  ======= =======  =======
CUSTOMERS
  Natural gas
    Residential.....................   29,285  28,260   27,312  26,523   25,710
    Commercial......................    4,030   3,879    3,759   3,683    3,560
    Industrial**....................      212     204      196     198      191
    Sale for resale**...............        3       3        3       3        3
                                     -------- -------  ------- -------  -------
  Total natural gas customers.......   33,530  32,346   31,270  30,407   29,464
    Propane.........................   22,609  22,180   21,622  21,132   22,145
                                     -------- -------  ------- -------  -------
  Total customers...................   56,139  54,526   52,892  51,539   51,609
                                     ======== =======  ======= =======  =======

--------
 * Excludes revenue of $2,895,000, which resulted from the sale of nine million gallons of propane to one large wholesale customer in 1994.

** Includes transportation customers.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information pertaining to the Directors of the Company is incorporated herein by reference to the Proxy Statement, under "Information Regarding the Board of Directors and Nominees", dated and to be filed on or before April 8, 1996 in connection with the Company's Annual Meeting to be held on May 21, 1996.

  The information required by this item with respect to executive officers is, pursuant to instruction 3 of paragraph (b) of Item 401 of Regulation S-K, set forth in Item 10 of Part I of this Form 10-K under "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

  This information is incorporated herein by reference to the Proxy Statement, under "Report on Executive Compensation", dated and to be filed on or before April 8, 1996 in connection with the Company's Annual Meeting to be held on May 21, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  This information is incorporated herein by reference to the Proxy Statement, under "Beneficial Ownership of the Company's Securities", dated and to be filed on or before April 8, 1996 in connection with the Company's Annual Meeting to be held on May 21, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  This information is incorporated herein by reference to the Proxy Statement, under "Beneficial Ownership of the Company's Securities", dated and to be filed on or before April 8, 1996 in connection with the Company's Annual Meeting to be held on May 21, 1996.

                                    PART IV

ITEM 14. FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND EXHIBITS AND REPORTS ON FORM 8-K

  (a) The following documents are filed as a part of this report:

    1. Financial Statements:

      --Accountants' Report dated February 9, 1996 of Coopers & Lybrand
       L.L.P., Independent Accountants
      --Consolidated Statements of Income for each of the three years ended December 31, 1995, 1994 and 1993
      --Consolidated Balance Sheets at December 31, 1995 and December 31,
       1994
      --Consolidated Statements of Cash Flows for each of the three years ended December 31, 1995
      --Consolidated Statements of Common Stockholders' Equity for each of the three years ended December 31, 1995
      --Consolidated Statements of Income Taxes for each of the three years ended December 31, 1995
      --Notes to Consolidated Financial Statements

    2. The following additional information for the years 1995, 1994 and 1993 is submitted herewith:

      --Schedule II--Valuation and Qualifying Accounts

  All other schedules are omitted because they are not required, are inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

  (b) Reports on Form 8-K

  On August 23, 1995, the Company filed a report on Form 8-K, reporting under
Item 5 Eastern Shore's settlement with the FERC, described in Note K to the Consolidated Financial Statements.

  On October 20, 1995, the Company filed a report on Form 8-K, reporting under
Item 5 that the Company changed transfer agent to Bank of Boston.

  (c) Exhibits

Exhibit 3.(a)  --Certificate of Incorporation

                 Amended Certificate of Incorporation of Chesapeake Utilities Corporation, is incorporated herein by reference to
                 Exhibit 3.(b) to the Form 10Q for the quarterly period ended June 30, 1995, of Chesapeake Utilities Corporation.

Exhibit 3.(b)  --Bylaws

                 Amended Bylaws of Chesapeake Utilities Corporation, are incorporated herein by reference to Exhibit 3.(b) to the Annual Report on Form 10K for the year ended December 31, 1994 of Chesapeake Utilities Corporation.

Exhibit 4.(a)  --The Form of Indenture between the Company and Boatmen's Trust
                 Company, Trustee, with respect to the 8 1/4% Convertible Debentures is incorporated herein by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-2, Reg.
                 No. 33-26582, filed on January 13, 1989.

Exhibit 4.(b)  --Note Agreement dated February 9, 1993, by and between the
                 Company and Massachusetts Mutual Life Insurance Company and MML Pension Insurance Company, with respect to $10,000,000 7.97% Unsecured Senior Notes due February 1, 2008, is incorporated herein by reference to Exhibit 4.(b) to the Annual Report on Form 10-K for the year ended December 31, 1992, of Chesapeake Utilities Corporation.*

Exhibit 4.(c)  --The Directors Stock Compensation Plan adopted by Chesapeake
                 Utilities Corporation in 1995, is incorporated herein by reference to the Company's Proxy Statement dated April 17, 1995, in connection with the Company's annual meeting held in May, 1995.

Exhibit 4.(d)  --The Note Purchase Agreement entered into by the Company on
                 October 2, 1995, pursuant to which the Company privately placed $10 million of its 6.91% Senior Notes due in 2010, is not being filed herewith, in accordance with Item 601(b)(4)(iii) of Regulation S-K. The Company hereby agrees to furnish a copy of that agreement to the Commission upon request.

Exhibit 10.(a) --Service Agreement dated November 1, 1989, by and between
                 Transcontinental Gas Pipe Line Corporation and Eastern Shore Natural Gas Company, is incorporated herein by reference to
                 Exhibit 10.(a) to the Annual Report on Form 10-K for the year ended December 31, 1989, of Chesapeake Utilities Corporation.*

Exhibit 10.(b) --Service Agreement dated November 1, 1989, by and between
                 Columbia Gas Transmission Corporation and Eastern Shore Natural Gas Company, is incorporated herein by reference to Exhibit 10.(b) to the Annual Report on Form 10-K for the year ended December 31, 1989, of Chesapeake Utilities Corporation.*

Exhibit 10.(c) --Service Agreement for General Service dated November 1, 1989, by and between Florida Gas Transmission Company and Chesapeake Utilities Corporation, is incorporated herein by reference to
                 Exhibit 10.(c) to the Annual Report on Form 10-K for the year ended December 31, 1990, of Chesapeake Utilities Corporation.*

Exhibit 10.(d) --Service Agreement for Preferred Service dated November 1, 1989, by and between Florida Gas Transmission Company and Chesapeake Utilities Corporation, is incorporated herein by reference to
                 Exhibit 10.(d) to the Annual Report on Form 10-K for the year ended December 31, 1990, of Chesapeake Utilities Corporation.*

Exhibit 10.(e) --Service Agreement for Firm Transportation Service dated
                 November 1, 1989, by and between Florida Gas Transmission Company and Chesapeake Utilities Corporation, is incorporated herein by reference to Exhibit 10.(e) to the Annual Report on Form 10-K for the year ended December 31, 1990, of Chesapeake Utilities Corporation.*

Exhibit 10.(f) --Form of Service Agreement for Interruptible Sales Services
                 dated May 11, 1990, by and between Florida Gas Transmission Company and Chesapeake Utilities Corporation, is incorporated herein by reference to Exhibit 10.(f) to the Annual Report on Form 10-K for the year ended December 31, 1990, of Chesapeake Utilities Corporation.*

Exhibit 10.(g) --Interruptible Transportation Service Agreement dated February
                 23, 1990, by and between Florida Gas Transmission Company and Chesapeake Utilities Corporation, is incorporated herein by reference to Exhibit 10.(g) to the Annual Report on Form 10-K for the year ended December 31, 1990, of Chesapeake Utilities Corporation.*

Exhibit 10.(h) --Interruptible Transportation Service Agreement dated November
                 30, 1990, by and between Florida Gas Transmission Company and Chesapeake Utilities Corporation, is incorporated herein by reference to Exhibit 10.(h) to the Annual Report on Form 10-K for the year ended December 31, 1990, of Chesapeake Utilities Corporation.*

Exhibit 10.(i) --Executive Employment Agreement dated March 26, 1992, by and between Chesapeake Utilities Corporation and Ralph J. Adkins is incorporated herein by reference to Exhibit 10.(a) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, of Chesapeake Utilities Corporation.*

Exhibit 10.(j) --Executive Employment Agreement dated March 26, 1992, by and between Chesapeake Utilities Corporation and John R. Schimkaitis, is incorporated herein by reference to Exhibit 10.(b) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, of Chesapeake Utilities Corporation.*

Exhibit 10.(k) --Chesapeake Utilities Corporation Cash Bonus Incentive Plan
                 dated January 1, 1992, is incorporated herein by reference to
                 Exhibit 10.(o) to the Annual Report on Form 10-K for the year ended December 31, 1991, of Chesapeake Utilities Corporation.*

Exhibit 10.(l) --Chesapeake Utilities Corporation Performance Incentive Plan
                 dated January 1, 1992, is incorporated herein by reference to the Company's Proxy Statement dated April 20, 1992, in connection with the Company's Annual Meeting held on May 19, 1992.

Exhibit 10.(m) --Form of Tandem Stock Option and Performance Share Agreement
                 dated November 18, 1994, pursuant to Chesapeake Utilities Corporation Performance Incentive Plan by and between Chesapeake Utilities Corporation and Ralph J. Adkins, John R. Schimkaitis, Philip S. Barefoot and Jerry D. West, filed is incorporated herein by reference to exhibit 3.(b) to the Annual Report on Form 10K for the year ended December 31, 1994 for Chesapeake Utilities Corporation.*

Exhibit 11.    --Computation of Primary and Fully Diluted Earnings Per Share,
                 filed herewith.

Exhibit 12.    --Computation of Ratio of Earning to Fixed Charges, filed
                 herewith.

Exhibit 21.    --Subsidiaries of the Registrant, filed herewith.

Exhibit 23.    --Consent of Independent Accountants, filed herewith.
--------
* Filed under commission file #0-593.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934, CHESAPEAKE UTILITIES CORPORATION HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Chesapeake Utilities Corporation

                                                    /s/ Ralph J. Adkins
                                          By __________________________________
                                               RALPH J. ADKINS PRESIDENT AND
                                                  CHIEF EXECUTIVE OFFICER

                                                      March 25, 1996
                                          Date: _______________________________

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURES                        TITLE                 DATE

      /s/ John W. Jardine, Jr.         Chairman of the          March 25, 1996
-------------------------------------   Board and Director
        JOHN W. JARDINE, JR.

         /s/ Ralph J. Adkins           President, Chief         March 25, 1996
-------------------------------------   Executive Officer
           RALPH J. ADKINS              and Director

       /s/ John R. Schimkaitis         Executive Vice           March 25, 1996
-------------------------------------   President,
         JOHN R. SCHIMKAITIS            Assistant Treasurer
                                        and Director
                                        (Principal
                                        Financial Officer
                                        and Principal
                                        Accounting Officer)

        /s/ Richard Bernstein          Director                 March 25, 1996
-------------------------------------
          RICHARD BERNSTEIN

        /s/ Walter J. Coleman          Director                 March 25, 1996
-------------------------------------
          WALTER J. COLEMAN

      /s/ Rudolph M. Peins, Jr.        Director                 March 25, 1996
-------------------------------------
        RUDOLPH M. PEINS, JR.

         /s/ Robert F. Rider           Director                 March 25, 1996
-------------------------------------
           ROBERT F. RIDER

        /s/ Jeremiah P. Shea           Director                 March 25, 1996
-------------------------------------
          JEREMIAH P. SHEA

     /s/ William G. Warden, III        Director                 March 25, 1996
-------------------------------------
       WILLIAM G. WARDEN, III

               CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

        COLUMN A                          COLUMN B            COLUMN C            COLUMN D        COLUMN E
        --------                          --------      --------------------     ----------       --------
                                                             ADDITIONS
                                                        --------------------
                                        BALANCE AT      CHARGED TO  CHARGED                     BALANCE AT
                                         BEGINING       COSTS AND  TO OTHER                         END
      DESCRIPTION                       OF PERIOD        EXPENSE   ACCOUNTS      DEDUCTIONS     OF PERIOD
------------------------                ----------      ---------- ---------     ----------     ----------
Reserves deducted in the Balance Sheet
 from the assets to which they apply:
Accumulated Provision for
 Uncollectibles
 1995..................................   $202,152       $328,012  $  43,151(B)  $(263,360)(A)    $309,955
 1994..................................   $186,018       $130,263  $  57,633(B)  $(171,762)(A)    $202,152
 1993..................................   $239,019       $ 82,672  $  66,246(B)  $(201,919)(A,C)  $186,018
Valuation Allowance
 Net unrealized (gain) loss on
 available for sale securities
 1995..................................   $241,609            --   $(168,770)(C)       --         $ 72,839
 1994..................................   $ 90,517            --   $ 151,092(C)        --         $241,609
 1993..................................   $ 32,151            --   $  58,366(C)        --         $ 90,517
Valuation Allowance
 State income tax
 loss carryforwards
 1995..................................   $341,056            --   $(181,193)(D)       --         $159,863
 1994..................................   $354,928            --   $ (13,872)(D)       --         $341,056
 1993..................................        --             --   $ 354,928(D)        --         $354,928

--------
Notes:
(A) Uncollectible accounts charged off.
(B) Recoveries.
(C) Represents net unrealized (gains)/losses (credited)/charged to common stockholders' equity.
(D) Represents adjustments to current income tax expense.