Form 10-Q
period 1996-03-31
CHESAPEAKE UTILITIES CORP
filed 1996-05-03
CIK 19745

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                     _______________________________
                                FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended:  March 31, 1996

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

              __________________________________________________________
                 (Former name, former address and former fiscal year,
                            if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]    No [  ].

Common Stock, par value $.4867 - 3,758,082 shares issued as of March 31, 1996.

                                        PART I
                                 FINANCIAL INFORMATION


                   CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS

                                                               March 31,   December 31,
                                                                 1996         1995
ASSETS                                                        (Unaudited)
                                                              -----------  ------------
PROPERTY, PLANT AND EQUIPMENT
  Natural gas distribution                                    $65,790,831  $64,785,616
  Natural gas transmission                                     26,458,427   25,651,558
  Propane distribution                                         19,767,275   19,645,973
  Advanced information services and other                       4,879,351    4,404,908
  Gas plant acquisition adjustment                                795,004      795,004
                                                             --------------------------
    Total property, plant and equipment                       117,690,888  115,283,059
  Less:  Accumulated depreciation and amortization            (34,597,330) (33,567,446)
                                                             --------------------------
    Net property, plant and equipment                          83,093,558   81,715,613
                                                             --------------------------

INVESTMENTS                                                     2,046,545    1,957,218
                                                             --------------------------

CURRENT ASSETS
  Cash and cash equivalents                                       857,388      977,407
  Accounts receivable, less allowance for uncollectibles       14,516,510   12,701,256
  Materials and supplies, at average cost                         961,693      844,786
  Propane inventory, at average cost                            1,099,053    1,442,633
  Storage gas prepayments                                         645,805    2,663,721
  Underrecovered purchased gas costs                              791,866            0
  Income taxes receivable                                               0      193,916
  Prepaid expenses                                                353,505      842,460
  Deferred income taxes, net                                    1,145,940    1,362,289
                                                             --------------------------
    Total current assets                                       20,371,760   21,028,468
                                                             --------------------------

DEFERRED CHARGES AND OTHER ASSETS
  Environmental cost                                            8,471,527    8,618,712
  Order 636 transition cost                                     1,320,504    1,463,157
  Other deferred charges and intangible assets                  3,512,826    4,010,812
                                                             --------------------------
    Total deferred charges and other assets                    13,304,857   14,092,681
                                                             --------------------------


TOTAL ASSETS                                                 $118,816,720 $118,793,980
                                                             ==========================

      The accompanying notes are an integral part of these financial statements.

                   CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS

                                                               March 31,   December 31,
                                                                 1996         1995
CAPITALIZATION AND LIABILITIES                                (Unaudited)
                                                              -----------  ------------
CAPITALIZATION
  Stockholders' equity
    Common Stock, par value $.4867 per share;
    (authorized 12,000,000 shares; issued 3,758,082
    and 3,721,589 shares, respectively)                        $1,828,972   $1,811,211
    Additional paid-in capital                                 18,154,820   17,592,242
    Retained earnings                                          27,160,352   23,385,097
           Unearned compensation - restricted stock awards       (615,737)    (415,107)
           Net unrealized loss on marketable securities           (18,648)     (72,839)
                                                             --------------------------
    Total stockholders' equity                                 46,509,759   42,300,604

  Long-term debt, net of current portion                       29,734,868   29,794,639
                                                             --------------------------
    Total capitalization                                       76,244,627   72,095,243
                                                             --------------------------

CURRENT LIABILITIES
  Current portion of long-term debt                               783,271      864,849
  Short-term borrowings                                         1,700,000    4,800,000
  Accounts payable                                              9,591,606   11,162,775
  Refunds payable to customers                                    906,934      966,940
  Income taxes payable                                          1,611,019            0
  Accrued interest                                                570,418      742,701
  Overrecovered purchased gas costs                                     0       53,374
  Dividends payable                                               873,754      837,358
  Other accrued expenses                                        2,942,861    3,123,191
                                                             --------------------------
    Total current liabilities                                  18,979,863   22,551,188
                                                             --------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes, net                                    8,787,690    9,136,808
  Deferred investment tax credits                                 922,424      931,247
  Environmental liability                                       7,012,567    7,113,572
  Accrued pension costs                                         2,233,375    2,118,545
  Order 636 transition liability                                1,320,504    1,463,157
  Other liabilities                                             3,315,670    3,384,220
                                                             --------------------------
    Total deferred credits and other liabilities               23,592,230   24,147,549
                                                             --------------------------
TOTAL CAPITALIZATION AND LIABILITIES                         $118,816,720 $118,793,980
                                                             ==========================

      The accompanying notes are an integral part of these financial statements.

                   CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED INCOME STATEMENTS
                                      (UNAUDITED)

                                                               For the Quarter Ended
                                                                     March 31,
                                                                 1996         1995
                                                             --------------------------
OPERATING REVENUES                                            $44,270,265  $30,896,798
                                                             --------------------------
OPERATING EXPENSES
  Purchased gas costs                                          27,559,120   16,972,091
  Operations                                                    5,814,433    4,953,206
  Maintenance                                                     481,336      411,497
  Depreciation and amortization                                 1,307,758    1,331,274
  Other taxes                                                   1,050,962      866,917
  Income taxes                                                  2,778,975    2,030,851
                                                             --------------------------
    Total operating expenses                                   38,992,584   26,565,836
                                                             --------------------------
OPERATING INCOME                                                5,277,681    4,330,962

OTHER INCOME AND DEDUCTIONS                                        60,096       44,260
                                                             --------------------------
INCOME BEFORE INTEREST CHARGES                                  5,337,777    4,375,222

INTEREST CHARGES                                                  688,768      716,791
                                                             --------------------------

NET INCOME                                                     $4,649,009   $3,658,431
                                                             ==========================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING            3,741,534    3,671,041
                                                             ==========================

EARNINGS PER SHARE OF COMMON STOCK (1):
  Net Income                                                        $1.24        $1.00
                                                             ==========================
FULLY DILUTED EARNINGS PER SHARE OF COMMON STOCK (1):
  Net Income                                                        $1.17        $0.95
                                                             ==========================

      The accompanying notes are an integral part of these financial statements.

(1)  See Exhibit 11 - Computation of Primary and Fully Diluted Earnings Per
     Share

                   CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                                                             For the Three Months Ended
                                                                     March 31,
                                                                 1996         1995
                                                             --------------------------
OPERATING ACTIVITIES
  Net Income                                                   $4,649,009   $3,658,431
  Adjustments to reconcile net income to net operating cash
    Depreciation and amortization                               1,437,135    1,408,387
    Deferred income taxes, net                                   (132,769)    (440,967)
    Investment tax credit adjustments                              (8,823)      (8,823)
    Employee benefits                                              95,148       99,030
    Employee compensation from lapsing stock restrictions          89,732      103,508
    Reserve for refund                                                  0      219,611
    Other                                                          (3,426)    (646,012)
  Changes in assets and liabilities:
    Accounts receivable                                        (1,815,254)    (362,791)
    Inventory, materials, supplies and storage gas              2,244,589    2,547,028
    Prepaid expenses                                              488,955      378,859
    Other deferred charges                                        401,572      257,759
    Accounts payable                                           (1,571,169)  (2,206,759)
    Refunds payable to customers                                  (60,006)     264,518
    (Under)Overrecovered purchased gas costs                     (845,240)     673,148
    Other current liabilities                                   1,452,322    2,405,044
                                                             --------------------------
      Net cash provided by operating activities                 6,421,775    8,349,971

INVESTING ACTIVITIES
  Property, plant and equipment expenditures, net              (2,688,219)  (2,348,040)
  Purchases of investments, net                                         0      (38,826)
                                                             --------------------------
      Net cash used by investing activities                    (2,688,219)  (2,386,866)

FINANCING ACTIVITIES
  Common stock dividends net of amounts reinvested of
    $141,371 and $100,931, respectively                          (695,961)    (702,764)
  Net repayments under line of credit agreements               (3,100,000)  (5,000,000)
  Proceeds from issuance of treasury stock                              0       69,843
  Proceeds from issuance of stock                                  83,735            0
  Repayments of long-term debt                                   (141,349)    (186,080)
                                                             --------------------------
      Net cash used by financing activities                    (3,853,575)  (5,819,001)

NET (DECREASE) INCREASE IN CASH                                  (120,019)     144,104
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  977,407      398,751
                                                             --------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $857,388     $542,855
                                                             ==========================

The accompanying notes are an integral part of these financial statements.

                   CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES

                             NOTES TO FINANCIAL STATEMENTS
                                      (UNAUDITED)

1.   QUARTERLY FINANCIAL DATA
  The financial information included herein is unaudited; however, the financial information reflects normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company's interim results. Due to the seasonal nature of the Company's business, there are substantial variations in the results of operations reported on a quarterly basis. Certain amounts in 1995 have been reclassified to conform with the 1996 presentation.

2.   COMMITMENTS AND CONTINGENCIES
  Environmental Matters

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

  In October 1989, the Environmental Protection Agency Region III ("EPA") listed the Dover Site on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund"). At this time under CERCLA, both the State of Delaware and the Company were named as potentially responsible parties ( PRP ) for clean-up of the site.

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

  On November 18, 1994, EPA issued a "Special Notice Letter" (the "Letter") to Chesapeake and three other PRPs. The Letter includes, inter alia, (1) a demand for payment by the PRPs of EPA's past costs (currently estimated to be approximately $300,000) and future costs incurred overseeing Site work; (2) notice of EPA's commencement of a 60- day moratorium on certain EPA response activities at the Site; (3) a request by EPA that Chesapeake and the other PRPs submit a "good faith proposal" to conduct or finance the work identified in the ROD; and (4) proposed consent orders by which Chesapeake and other parties may agree to perform the good faith proposal.

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

  On May 17, 1995, EPA issued an order to the Company under section 106 of CERCLA (the Order ), which requires the Company to fund or implement the ROD. The Order was also issued to General Public Utilities Corporation, Inc.
  ( GPU ), which both EPA and the Company believe is liable under CERCLA. Other PRPs, such as the State of Delaware, were not ordered to perform the ROD.
  EPA may seek judicial enforcement of its Order, as well as significant financial penalties for failure to comply. Although notifying EPA of objections to the Order, the Company agreed to comply. GPU has informed EPA that it does not intend to comply with the Order. The Company has commenced the design phase of the ROD.

  On March 6, 1995, the Company commenced litigation against the State of Delaware for contribution to the remedial costs being incurred to carry out the ROD. In December of 1995, this case was dismissed without prejudice based on a settlement agreement (the Settlement ) between the parties. Under the Settlement, the State agreed to support the Company's proposal to reduce the soil remedy for the site, described below, to contribute $600,000 toward the cost of implementing the ROD, and to reimburse the EPA for $400,000 in oversight costs. The Settlement is contingent upon a formal settlement agreement between EPA and the State of Delaware being reached within the next two years. Upon satisfaction of all conditions of the Settlement, the litigation will be dismissed with prejudice.

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

  As of March 31, 1996, the Company has incurred approximately $3.7 million in costs relating to environmental testing and remedial action studies. In 1990, the Company entered into settlement agreements with a number of insurance companies resulting in proceeds to fund actual environmental costs incurred over a five to seven-year period beginning in 1990. In December 1995, the Delaware Public Service Commission, authorized recovery of all unrecovered environmental cost incurred through September 30, 1995. This amount totaled $564,514. The recovery was authorized by a means of a rider (supplement) to base rates, applicable to all firm service customers. The costs would be recovered through a five-year amortization offset by the deferred tax benefit associated with those environmental costs. The deferred tax benefit equals the projected cashflow savings realized by the Company in connection with a reduced income tax liability due to the possibility of accelerated deduction allowed on certain environmental costs when incurred. Each year a new rider rate will be calculated to become effective December 1. Each year the rider rate will be based on the amortization of actual expenditures through September of the filing year plus amortization of expenses from previous years. The advantage of the rider, which was effective January 1, 1996, is that it is not necessary to file a rate case every year to recover expenses incurred. As of March 31, 1996, the unamortized balance and amount of environmental cost not included in the rider, were $913,000 and $280,000, respectively. With the rider mechanism established, it is management s opinion that these costs and any future cost, net of the deferred income tax benefit, will be recoverable in rates.

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

  The cost of remediation is estimated to be approximately $380,000 in capital costs with yearly operating expenses ranging from $136,000 to $195,000 per year. Based on these estimated costs, the Company recorded both a liability and a deferred regulatory asset of $1,113,572 as of December 31, 1995, to cover the Company's projected remediation costs for this site. The liability payout for this site is expected to be over a five-year period. As of March 31, 1996 the Company has incurred approximately $1.9 million for remedial actions and environmental studies and has charged such costs to accumulated depreciation. In January 1990, the Company entered into settlement agreements with a number of insurance companies resulting in proceeds to fund actual environmental costs incurred over a three to five-year period beginning in 1990. The final insurance proceeds were requested and received in 1992. In December 1995, the Maryland Public Service Commission approved recovery of all environmental cost incurred through September 30, 1995 less amounts previously amortized and insurance proceeds. The amount approved for a 10-year amortization was $964,251. Of the $1.9 million in costs reported above, approximately $135,000 has not been recovered through insurance proceeds or received ratemaking treatment. It is management's opinion that these costs incurred and future costs incurred, if any, will be recoverable in rates.

  Winter Haven Coal Gas Site
  The Company is currently conducting investigations of a site in Winter Haven, Florida, where the Company's predecessors manufactured coal gas earlier this century. A Contamination Assessment Report ("CAR") was submitted to the Florida Department of Environmental Protection ("FDEP") in July 1990. The CAR contained the results of additional investigations of conditions at the site. These investigations confirmed limited soil and ground-water impacts to the site. In March 1991, FDEP directed the Company to conduct additional investigations on-site to fully delineate the vertical and horizontal extent of soil and ground-water impacts.

  Additional contamination assessment activities were conducted at the site in late 1992 and early 1993. In March 1993, a Contamination Assessment Report Addendum ("CAR Addendum") was delivered to FDEP. The CAR Addendum concluded that soil and ground-water impacts have been adequately delineated as a result of the additional field work. The FDEP approved the CAR and CAR Addendum in March of 1994. The next step is a Risk Assessment ("RA") and a Feasibility Study ("FS") on the site. Drafts of the RA and FS were filed with the FDEP during 1995; however, until the RA and FS are complete and accepted as filed by the FDEP, then it is not possible to determine whether remedial action will be required by FDEP and, if so, the cost of such remediation.

  The Company has spent approximately $634,000, as of March 31, 1996, on these investigations, and expects to recover these expenses, as well as any future expenses, through base rates. These costs have been accounted for as charges to accumulated depreciation. The Company requested and received from the Florida Public Service Commission ("FPSC") approval to amortize through base rates $359,659 of clean-up and removal costs incurred as of December 31, 1986. As of December 31, 1992, these costs were fully amortized. In January 1993, the Company received approval to recover through base rates approximately $217,000 in additional costs related to the former manufactured gas plant. This amount represents recovery of $173,000 of costs incurred from January 1987 through December 1992, as well as prospective recovery of estimated future costs which had not yet been incurred at that time. The FPSC has allowed for amortization of these costs over a three-year period and provided for rate base treatment for the unamortized balance. In a separate docket before the FPSC, the Company has requested and received approval to apply a refund of 1991 overearnings of approximately $118,000 against the balance of unamortized environmental charges incurred as of December 31, 1992. As a result, these environmental charges were fully amortized as of June 1994. Of the $634,000 in costs reported above, all costs have received ratemaking treatment. The FPSC has allowed the Company to continue to accrue for future environmental costs. At March 31, 1996, the Company has $71,000 accrued. It is management's opinion that future costs, if any, will be recoverable in rates.

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



                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS FOR THE
                             QUARTER ENDED MARCH 31, 1996

The Company recognized net income of $4,649,009 for the three months ended March 31, 1996, representing an increase in net income of $990,578 as compared to the corresponding period in 1995. As indicated in the table below, the increase in earnings before interest and taxes ("EBIT") is primarily due to the higher earnings of the natural gas distribution, propane distribution and advanced information service segments slightly offset by the lower earnings of the natural gas transmission segment.

                                           FOR THE QUARTER ENDED MARCH 31,
                                          1996         1995          Change
                                          ----         ----          ------
Earnings Before Interest and Taxes

   Natural Gas Distribution           $4,756,720    $3,302,252     $1,454,468
   Natural Gas Transmission              555,096       848,008       (292,912)
   Propane Distribution                2,352,220     2,005,087        347,133
   Advanced Information
     Services and Other                  367,357       290,301         77,056
   Eliminations & Corporate               25,263       (83,835)       109,098
                                       ---------     ---------      ---------
Total EBIT                             8,056,656     6,361,813      1,694,843

Operating Income Taxes                 2,778,975     2,030,851        748,124
Interest                                 688,768       716,791        (28,023)
Non-Operating Income, Net                 60,096        44,260         15,836
                                       ---------     ---------      ---------
Net Income                            $4,649,009    $3,658,431       $990,578
                                       =========     =========      =========

                        Natural Gas Distribution

The natural gas distribution segment reported EBIT of $4,756,720 for the first quarter 1996 as compared to EBIT of $3,302,252 for the corresponding period last year, an increase of $1,454,468. The increase in EBIT is due to an increase in gross margin, partially offset by an increase in operating expenses.

                                            FOR THE QUARTER ENDED MARCH 31,
                                           1996         1995         Change
                                           ----         ----         ------
Revenue                                $27,716,421   $17,716,177   $10,000,244
Cost of Gas                             19,063,787    11,187,655     7,876,132
                                        ----------    ----------    ----------
Gross Margin                             8,652,634     6,528,522     2,124,112

Operations & Maintenance                 2,425,159     2,081,955       343,204
Depreciation & Amortization                742,053       587,283       154,770
Other Taxes                                728,702       557,032       171,670
                                         ---------     ---------     ---------
EBIT                                    $4,756,720    $3,302,252    $1,454,468
                                         =========     =========     =========

The increase in revenue and cost of gas is primarily due to colder than normal first quarter temperatures in our northern service territories, rate increases that went into effect during the second half of 1995 and sales to interruptible industrial customers.

The increase in operations and maintenance expenses of $343,204 is due to an increase in customer accounting and administrative payroll. Depreciation and amortization expenses increased $154,770 due to plant placed in service during the past year. Increased revenue in our northern service territory caused other taxes to rise due to an increase in revenue related taxes.

                        Natural Gas Transmission

The natural gas transmission segment reported EBIT of $555,096 for the first quarter of 1996 as compared to EBIT of $848,008 for the corresponding period last year, a decrease of $292,912. The decrease in EBIT is primarily due to an increase in operating expenses.

                                            FOR THE QUARTER ENDED MARCH 31,
                                           1996         1995         Change
                                           ----         ----         ------
Revenue                                $11,709,292   $9,722,685    $1,986,607
Cost of Gas                             10,004,149    7,992,312     2,011,837
                                        ----------    ---------     ---------
Gross Margin                             1,705,143    1,730,373       (25,230)

Operations & Maintenance                   850,543      607,611       242,932
Depreciation & Amortization                191,332      174,239        17,093
Other Taxes                                108,172      100,515         7,657
                                         ---------    ---------     ---------
EBIT                                      $555,096     $848,008     $(292,912)
                                         =========    =========     =========

The cost of gas increase is due to the increase in the commodity price, which is primarily attributable to the colder weather during the 1995 - 1996 winter season. One of the transmission segment's largest customers, the methanol plant, informed the Company that effective April 1, it will shut down for six months. During the first quarter of 1996, the methanol plant contributed aproximately 13.7% of the transmission segment's net income. For the six-month period April 1 through September 30, 1995, the methanol plant contributed approximately 18% of the segment's net income. The methanol plant has stated it will continue to monitor methanol prices and will re-evaluate its position as to reopening or permanently closing on or about October 1 of this year.

The increase in operations and maintenance expenses of $242,932 is due to an increase in payroll, data processing services and maintenance of mains, partially offset by a reduction in outside services expenses. Depreciation and amortization increased $17,093 due to plant placed in service during the past year.

                          Propane Distribution

For the first quarter of 1996, the propane distribution segment recognized an increase in EBIT of $347,133, or 17%. Generating the additional earnings was an increase in gross margin, somewhat offset with higher operations and maintenance expenses.

                                            FOR THE QUARTER ENDED MARCH 31,
                                           1996         1995         Change
                                           ----         ----         ------
Revenue                                $10,026,796   $7,333,899    $2,692,897
Cost of Gas                              5,561,013    3,506,842     2,054,171
                                        ----------    ---------     ---------
Gross Margin                             4,465,783    3,827,057       638,726

Operations & Maintenance                 1,667,495    1,382,201       285,294
Depreciation & Amortization                331,717      323,525         8,192
Other Taxes                                114,351      116,244        (1,893)
                                         ---------    ---------     ---------
EBIT                                    $2,352,220   $2,005,087      $347,133
                                         =========    =========     =========

The increase in gross margin of $638,726 is due primarily to a 20% increase in sales volumes due to 7.9% colder temperatures than the same period last year, slightly offset by a decrease in the margin per gallon.

Operations and maintenance expenses rose $285,294, or 21%, due to increases in salaries and related benefits, delivery expenses due to the severity of the winter season and outside services.

                 Advanced Information Services and Other

The advanced information services and other segment recognized EBIT of $367,357 and $290,301 for the quarters ended March 31, 1996 and 1995, respectively. This increase in EBIT of $77,056 resulted from lower operating expenses and reduced depreciation and amortization expenses.

                                            FOR THE QUARTER ENDED MARCH 31,
                                           1996         1995         Change
                                           ----         ----         ------
Revenue                                 $2,116,008   $2,292,514    $(176,506)

Operations & Maintenance                 1,580,234    1,671,944      (91,710)
Depreciation & Amortization                 68,680      237,142     (168,462)
Other Taxes                                 99,737       93,127        6,610
                                         ---------    ---------      -------
EBIT                                      $367,357     $290,301      $77,056
                                         =========    =========      =======

The decrease in revenue is due primarily to the downsizing efforts at Capital Data Systems ( CDS ), partially offset by an increase in consulting and resource services revenue at United Systems, Inc. ( USI ).

Operations and maintenance expenses decreased $91,710 due to the scaled back operations at CDS, partially offset by increase in payroll and outside services expense at USI. Depreciation and amortization decreased $168,462 due to in part the write-off of the Page-IT billing software product in 1995 in conjunction with the termination of CDS largest facilities management customer.

                         Operating Income Taxes

Income taxes increased due to higher first quarter EBIT, as compared to last year.

                          Environmental Matters

The Company continues to work with federal and state environmental agencies to assess the environmental impacts and explore corrective action at several former gas manufacturing plant sites (see Note 2 to the Consolidated Financial Statements). The Company believes that any future costs associated with these sites will be recoverable in future rates.


           FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements reflect the capital intensive nature of its business and are attributable principally to its construction program and the retirement of its outstanding debt. The Company relies on funds provided by operations and short-term borrowings to meet normal working capital requirements and temporarily finance capital expenditures. During the first three months of 1996, the Company's net cash flow provided by operating activities, net cash used by investing activities and net cash used by financing activities were approximately $6,422,000, $2,688,000 and $3,854,000, respectively. Due to the seasonal nature of the Company's business, there are substantial variations in the results of operations reported on a quarterly basis.

The Board of Directors has authorized the Company to borrow up to $14 million from banks and trust companies. As of March 31, 1996, the Company had four $8 million unsecured bank lines of credit. Funds provided from these lines of credit are used for short-term cash needs to meet seasonal working capital requirements and to fund portions of its capital expenditures. The outstanding balances of short-term borrowings at March 31, 1996 and 1995 were $1.7 million and $3.0 million, respectively.

During the three months ended March 31, 1996 and 1995, net property, plant and equipment expenditures were approximately $2,688,000 and $2,348,000, respectively. For 1996, the Company has budgeted $16.8 million for capital expenditures. The components of this amount include $8.8 million for natural gas distribution, $6.1 million for natural gas transmission, $1.6 million for propane distribution, with the remaining $300,000 for computer, office equipment and general plant. The natural gas and propane expenditures are for expansion and improvement of their existing service territories. Natural gas transmission expenditures are to improve the pipeline system by adding a compressor station. Financing of the 1996 construction will be provided primarily by short-term borrowings and cash from operations. The construction program is subject to continuous review and modification by management. Actual construction expenditures may vary from the above estimates due to a number of factors including inflation, changing economic conditions, regulation, load growth and the cost and availability of capital.

The Company expects to incur environmental related expenditures in the future (see Note 2 to the Consolidated Financial Statements), a portion of which may need to be financed through external sources. Management does not expect such financing to have a material adverse effect on the financial position or capital resources of the Company.

As of March 31, 1996, common equity represented 61.0% of permanent capitalization, compared to 58.7% as of December 31, 1995. The Company remains committed to maintaining a sound capital structure and strong credit ratings in order to provide the financial flexibility needed to access the capital markets when required. This commitment, along with adequate and timely rate relief for the Company's regulated operations, helps to ensure that the Company will be able to attract capital from outside sources at a reasonable cost. The achievement of these objectives will provide benefits to customers and creditors, as well as the Company's investors.

                                        PART II
                                   OTHER INFORMATION

                   CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES

Item 1:     Legal Proceedings
            See Note 2 to the Consolidated Financial Statements

Item 2:     Changes in Securities
            None

Item 3:     Defaults Upon Senior Securities
            None

Item 4:     Submission of Matters to a Vote of Security Holders
            None

Item 5:     Other Information
            None

Item 6(a):  Exhibits
            Exhibit 11 - Computation of Primary and Fully Diluted Earnings Per Share is submitted herewith.

Item 6 (b): Reports on Form 8-K
            None

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CHESAPEAKE UTILITIES CORPORATION



/s/  John R. Schimkaitis
- ------------------------

John R. Schimkaitis
Executive Vice President and Assistant Treasurer
(Chief Operating and Chief Financial Officer)


Date:  May 3, 1996