Form 10-Q
period 1996-06-30
CHESAPEAKE UTILITIES CORP
filed 1996-08-13
CIK 19745

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                       __________________________________
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended:  June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

                         COMMISSION FILE NUMBER:  0-593

                        CHESAPEAKE UTILITIES CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)


              DELAWARE                                     51-0064146
 ------------------------------                         ---------------
 (State of other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)


               909 SILVER LAKE BOULEVARD, DOVER, DELAWARE     19904
            --------------------------------------------------------
            (Address of principal executive offices)     (Zip Code)


                                 (302) 734-6754
              ---------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)



              ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X]    No [  ].

Common Stock, par value $.4867 - 3,773,099 shares issued as of June 30, 1996.

                                     PART I
                             FINANCIAL INFORMATION


               CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                        JUNE 30,   DECEMBER 31
                                                          1996         1995
                           ASSETS                      (UNAUDITED)
                                                       -----------  ----------
PROPERTY, PLANT AND EQUIPMENT
  Natural gas distribution                             $67,061,099  $64,785,616
  Natural gas transmission                              27,532,190   25,651,558
  Propane distribution                                  20,053,108   19,645,973
  Advanced information services                            966,323      841,661
  Other plant                                            3,795,507    3,563,247
  Gas plant acquisition adjustment                         795,004      795,004
                                                      --------------------------
    Total property, plant and equipment                120,203,231  115,283,059
  Less:  Accumulated depreciation and amortization     (35,709,036) (33,567,446)
                                                      --------------------------
    Net property, plant and equipment                   84,494,195   81,715,613
                                                      --------------------------

INVESTMENTS                                              2,074,722    1,957,218
                                                      --------------------------

CURRENT ASSETS
  Cash and cash equivalents                                968,125      977,407
  Accounts receivable, less allowance for uncollectibles 7,781,483   12,701,256
  Materials and supplies, at average cost                1,152,291      844,786
  Propane inventory, at average cost                       975,591    1,442,633
  Storage gas prepayments                                1,657,367    2,663,721
  Underrecovered purchased gas costs                       214,082            0
  Income taxes receivable                                        0      193,916
  Prepaid expenses                                         729,525      842,460
  Deferred income taxes                                  1,257,178    1,362,289
                                                      --------------------------
    Total current assets                                14,735,642   21,028,468
                                                      --------------------------

DEFERRED CHARGES AND OTHER ASSETS
  Environmental cost                                     8,456,718    8,618,712
  Order 636 transition cost                              1,199,625    1,463,157
  Other deferred charges and intangible assets           3,487,644    4,010,812
                                                      --------------------------
    Total deferred charges and other assets             13,143,987   14,092,681
                                                      --------------------------


TOTAL ASSETS                                          $114,448,546 $118,793,980
                                                      ==========================

   The accompanying notes are an integral part of these financial statements.

               CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                        JUNE 30,   DECEMBER 31
                                                          1996         1995
              CAPITALIZATION AND LIABILITIES           (UNAUDITED)
                                                       -----------  ----------
CAPITALIZATION
  Stockholders' equity
    Common Stock, par value $.4867 per share;
    (authorized 12,000,000 shares; issued 3,773,099
    and 3,721,589 shares, respectively)                 $1,836,197   $1,811,211
    Additional paid-in capital                          18,404,270   17,592,242
    Retained earnings                                   27,115,563   23,385,097
      Less:
          Unearned compensation-restricted stock awards   (532,001)    (415,107)
          Net unrealized loss on marketable securities     (10,537)     (72,839)
                                                      --------------------------
    Total stockholders' equity                          46,813,492   42,300,604

  Long-term debt, net of current portion                29,412,368   29,794,639
                                                      --------------------------
    Total capitalization                                76,225,860   72,095,243
                                                      --------------------------

CURRENT LIABILITIES
  Current portion of long-term debt                        783,271      864,849
  Short-term borrowings                                          0    4,800,000
  Accounts payable                                       7,022,719   11,162,775
  Refunds payable to customers                             744,969      966,940
  Income taxes payable                                   1,405,538            0
  Accrued interest                                         708,853      742,701
  Overrecovered purchased gas costs                              0       53,374
  Dividends payable                                        877,246      837,358
  Other accrued expenses                                 2,941,513    3,123,191
                                                      --------------------------
    Total current liabilities                           14,484,109   22,551,188
                                                      --------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes                                  8,946,129    9,136,808
  Deferred investment tax credits                          908,720      931,247
  Environmental liability                                6,949,696    7,113,572
  Accrued pension costs                                  2,336,645    2,118,545
  Order 636 transition liability                         1,199,625    1,463,157
  Other liabilities                                      3,397,762    3,384,220
                                                      --------------------------
    Total deferred credits and other liabilities        23,738,577   24,147,549
                                                      --------------------------
TOTAL CAPITALIZATION AND LIABILITIES                  $114,448,546 $118,793,980
                                                      ==========================

   The accompanying notes are an integral part of these financial statements.

               CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                                  (UNAUDITED)

                                                       FOR THE QUARTER ENDED
                                                             JUNE 30,
                                                         1996         1995
                                                     --------------------------

OPERATING REVENUES                                    $23,850,551  $22,074,663
                                                     --------------------------
OPERATING EXPENSES
  Purchased gas costs                                  13,974,083   12,926,940
  Operations                                            5,376,266    4,771,005
  Maintenance                                             482,025      506,894
  Depreciation and amortization                         1,312,439    1,335,653
  Other taxes                                             825,754      706,523
  Income taxes                                            478,902      458,306
                                                     --------------------------
    Total operating expenses                           22,449,469   20,705,321
                                                     --------------------------
OPERATING INCOME                                        1,401,082    1,369,342

OTHER INCOME AND DEDUCTIONS                                56,747       87,418
                                                     --------------------------
INCOME BEFORE INTEREST CHARGES                          1,457,829    1,456,760

INTEREST CHARGES                                          625,372      692,675
                                                     --------------------------

NET INCOME                                               $832,457     $764,085
                                                     ==========================

EARNINGS PER SHARE OF COMMON STOCK (1):
  Primary:
    Earnings per share                                      $0.22        $0.21
                                                     --------------------------
    Average shares outstanding                          3,790,533    3,693,016


  Fully diluted:
    Earnings per share                                      $0.22        $0.21
                                                     --------------------------
    Average shares outstanding                          4,033,294    3,941,261


   The accompanying notes are an integral part of these financial statements.

(1)  See Exhibit 11-Computation of Primary and Fully Diluted Earnings Per Share

               CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                                  (UNAUDITED)

                                                      FOR THE SIX MONTHS ENDED
                                                             JUNE 30,
                                                         1996         1995
                                                     --------------------------

OPERATING REVENUES                                    $68,120,815  $52,971,460
                                                     --------------------------
OPERATING EXPENSES
  Purchased gas costs                                  41,533,203   29,899,031
  Operations                                           11,190,699    9,724,209
  Maintenance                                             963,362      918,392
  Depreciation and amortization                         2,620,197    2,666,927
  Other taxes                                           1,876,715    1,573,440
  Income taxes                                          3,257,877    2,489,157
                                                     --------------------------
    Total operating expenses                           61,442,053   47,271,156
                                                     --------------------------
OPERATING INCOME                                        6,678,762    5,700,304

OTHER INCOME AND DEDUCTIONS                               116,843      131,679
                                                     --------------------------
INCOME BEFORE INTEREST CHARGES                          6,795,605    5,831,983

INTEREST CHARGES                                        1,314,139    1,409,466
                                                     --------------------------

NET INCOME                                             $5,481,466   $4,422,517
                                                     ==========================

EARNINGS PER SHARE OF COMMON STOCK (1):
  Primary:
    Earnings per share                                      $1.45        $1.20
                                                     --------------------------
    Average shares outstanding                          3,774,356    3,682,586


  Fully diluted:
    Earnings per share                                      $1.39        $1.15
                                                     --------------------------
    Average shares outstanding                          4,019,764    3,933,193


   The accompanying notes are an integral part of these financial statements.

(1)  See Exhibit 11-Computation of Primary and Fully Diluted Earnings Per Share

               CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                      FOR THE SIX MONTHS ENDED
                                                              JUNE 30,
                                                          1996         1995
                                                      --------------------------
OPERATING ACTIVITIES
  Net Income                                            $5,481,466   $4,422,516
  Adjustments to reconcile net income to net operating cash
    Depreciation and amortization                        2,891,454    2,827,420
    Deferred income taxes, net                             (44,468)    (788,893)
    Investment tax credit adjustments                      (22,527)     (22,527)
    Employee benefits                                      181,177       70,813
    Employee compensation from lapsing stock restrictions  204,785      216,885
    Allowance for refund                                         0      282,240
    Other                                                 (164,239)    (609,401)
  Changes in assets and liabilities:
    Accounts receivable                                  4,919,773    1,046,177
    Inventory, materials, supplies and storage gas       1,165,891    1,606,637
    Prepaid expenses                                       112,935      (47,224)
    Other deferred charges                                 563,961      389,950
    Accounts payable                                    (4,140,056)  (1,148,674)
    Refunds payable to customers                          (221,971)      90,427
    (Under)Overrecovered purchased gas costs              (267,456)   1,425,658
    Other current liabilities                            1,383,926    2,270,661
                                                      --------------------------
      Net cash provided by operating activities         12,044,651   12,032,665
                                                      --------------------------
INVESTING ACTIVITIES
  Property, plant and equipment expenditures, net       (5,416,309)  (5,856,261)
  Purchases of investments, net                            (15,230)     (38,836)
                                                      --------------------------
      Net cash used by investing activities             (5,431,539)  (5,895,097)
                                                      --------------------------
FINANCING ACTIVITIES
  Common stock dividends net of amounts reinvested of
    $291,367 and $225,484, respectively                 (1,389,005)  (1,406,342)
  Net repayments under line of credit agreements        (4,800,000)  (4,500,000)
  Proceeds from issuance of treasury stock                       0      147,608
  Repayments of long-term debt                            (463,849)    (518,580)
                                                      --------------------------
      Net cash used by financing activities             (6,652,854)  (6,277,314)
                                                      --------------------------

NET DECREASE IN CASH                                       (39,742)    (139,746)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           977,407      398,751
                                                      --------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $937,665     $259,005
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

  On May 17, 1995, EPA issued an order to the Company under section 106 of CERCLA (the "Order"), which requires the Company to fund or implement the ROD. The Order was also issued to General Public Utilities Corporation, Inc. ("GPU"), which both EPA and the Company believe is liable under CERCLA. Other PRPs, such as the State of Delaware, were not ordered to perform the ROD. EPA may seek judicial enforcement of its Order, as well as significant financial penalties for failure to comply. Although notifying EPA of objections to the Order, the Company agreed to comply.
  GPU has informed EPA that it does not intend to comply with the Order. The Company has commenced the design phase of the ROD, on-site pre-design and investigation began in July.

  On March 6, 1995, the Company commenced litigation against the State of Delaware for contribution to the remedial costs being incurred to carry out the ROD. In December of 1995, this case was dismissed without prejudice based on a settlement agreement (the "Settlement") between the parties. Under the Settlement, the State agreed to support the Company s proposal to reduce the soil remedy for the site, described below, to contribute $600,000 toward the cost of implementing the ROD, and to reimburse the EPA for $400,000 in oversight costs. The Settlement is contingent upon a formal settlement agreement between EPA and the State of Delaware being reached within the next two years. Upon satisfaction of all conditions of the Settlement, the litigation will be dismissed with prejudice.

  On July 7, 1995, the Company submitted to EPA a study proposing to reduce the level and cost of soil remediation from that identified in the ROD. Although this proposal was supported by the State of Delaware, as required by the Settlement, it was rejected by the EPA on January 30, 1996.

  On June 25, 1996, the Company initiated litigation against GPU for contribution to the remedial costs incurred by Chesapeake in connection with complying with the ROD. At this time, management cannot predict the outcome of the litigation or the amount, if any of proceeds to be received.

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

  As of June 30, 1996, the Company has incurred approximately $3.8 million in costs relating to environmental testing and remedial action studies. In 1990, the Company entered into settlement agreements with a number of insurance companies resulting in proceeds to fund actual environmental costs incurred over a five to seven-year period beginning in 1990. In December 1995, the Delaware Public Service Commission, authorized recovery of all unrecovered environmental cost incurred through September 30, 1995. This amount totaled $564,514. The recovery was authorized by a means of a rider (supplement) to base rates, applicable to all firm service customers. The costs would be recovered through a five-year amortization offset by the deferred tax benefit associated with those environmental costs. The deferred tax benefit equals the projected cashflow savings realized by the Company in connection with a reduced income tax liability due to the possibility of accelerated deduction allowed on certain environmental costs when incurred. Each year a new rider rate will be calculated to become effective December 1. Each year the rider rate will be based on the amortization of actual expenditures through September of the filing year plus amortization of expenses from previous years. The advantage of the rider, which was effective January 1, 1996, is that it is not necessary to file a rate case every year to recover expenses incurred. As of June 30, 1996, the unamortized balance and amount of environmental cost not included in the rider, were $746,000 and $366,000, respectively. With the rider mechanism established, it is management's opinion that these costs and any future cost, net of the deferred income tax benefit, will be recoverable in rates.

  Salisbury Town Gas Light Site
  In cooperation with the Maryland Department of the Environment ("MDE"), the Company has completed an assessment of the Salisbury manufactured gas plant site. The assessment determined that there was localized contamination of ground-water. A remedial design report was submitted to MDE in November 1990 and included a proposal to monitor, pump and treat any contaminated ground-water on-site. Through negotiations with the MDE, the remedial action workplan was revised with final approval from MDE obtained in early 1995. The remediation process for ground-water was revised from pump-and-treat to Air Sparging and Soil-Vapor Extraction, resulting in a substantial reduction in overall costs. The Company hopes to have the remediation facilities for ground-water designed and constructed by mid-year 1996, with operations starting in the third quarter.

  The cost of remediation is estimated to be approximately $380,000 in capital costs with yearly operating expenses ranging from $136,000 to $195,000 per year. Based on these estimated costs, the Company recorded both a liability and a deferred regulatory asset of $1,113,572 as of December 31, 1995, to cover the Company's projected remediation costs for this site. The liability payout for this site is expected to be over a five-year period. As of June 30, 1996 the Company has incurred approximately $2.0 million for remedial actions and environmental studies and has charged such costs to accumulated depreciation. In January 1990, the Company entered into settlement agreements with a number of insurance companies resulting in proceeds to fund actual environmental costs incurred over a three to five-year period beginning in 1990. The final insurance proceeds were requested and received in 1992. In December 1995, the Maryland Public Service Commission approved recovery of all environmental cost incurred through September 30, 1995 less amounts previously amortized and insurance proceeds. The amount approved for a 10-year amortization was $964,251. Of the $1.9 million in costs reported above, approximately $164,000 has not been recovered through insurance proceeds or received ratemaking treatment. It is management's opinion that these costs incurred and future costs incurred, if any, will be recoverable in rates.

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

  Additional contamination assessment activities were conducted at the site in late 1992 and early 1993. In March 1993, a Contamination Assessment Report Addendum ("CAR Addendum") was delivered to FDEP. The CAR Addendum concluded that soil and ground-water impacts have been adequately delineated as a result of the additional field work. The FDEP approved the CAR and CAR Addendum in March of 1994. The next step is a Risk Assessment ("RA") and a Feasibility Study ("FS") on the site. Drafts of the RA and FS were filed with the FDEP during 1995; however, until the RA and FS are complete and accepted as filed by the FDEP, it is not possible to determine whether remedial action will be required by FDEP and, if so, the cost of such remediation. The Company has also submitted a request to the FDEP to conduct a pilot program for ground water treatment. The program would remediate the ground-water using an air-sparging process. The Company is awaiting FDEP's response.

  The Company has spent approximately $660,000, as of June 30, 1996, on these investigations, and expects to recover these expenses, as well as any future expenses, through base rates. These costs have been accounted for as charges to accumulated depreciation. The Company requested and received from the Florida Public Service Commission ("FPSC") approval to amortize through base rates $359,659 of clean-up and removal costs incurred as of December 31, 1986. As of December 31, 1992, these costs were fully amortized. In January 1993, the Company received approval to recover through base rates approximately $217,000 in additional costs related to the former manufactured gas plant. This amount represents recovery of $173,000 of costs incurred from January 1987 through December 1992, as well as prospective recovery of estimated future costs which had not yet been incurred at that time. The FPSC has allowed for amortization of these costs over a three-year period and provided for rate base treatment for the unamortized balance. In a separate docket before the FPSC, the Company has requested and received approval to apply a refund of 1991 overearnings of approximately $118,000 against the balance of unamortized environmental charges incurred as of December 31, 1992. As a result, these environmental charges were fully amortized as of June 1994. Of the $660,000 in costs reported above, all costs have received ratemaking treatment. The FPSC has allowed the Company to continue to accrue for future environmental costs. At June 30, 1996, the Company has $69,000 accrued. It is management's opinion that future costs, if any, will be recoverable in rates.

  Smyrna Coal Gas Site
  On August 29, 1989 and August 4, 1993, representatives of DNREC conducted sampling on property owned by the Company in Smyrna, Delaware. This property is believed to be the location of a former manufactured gas plant. Analysis of the samples taken by DNREC show a limited area of soil contamination.

  On November 2, 1993, DNREC advised the Company that it would require a remediation of the soil contamination under the state's Hazardous Substance Cleanup Act and submitted a draft Consent Decree to the Company for its review. The Company met with DNREC personnel in December 1993 to discuss the scope of any remediation of the site and, in January 1994, submitted a proposed workplan, together with comments on the proposed Consent Decree. The final Work Plan was submitted on September 27, 1994. DNREC has approved the Work Plan and the Consent Decree. Remediation based on the Work Plan was completed in 1995, at a cost of approximately $268,000. In June 1996, the Company received the certificate of completion from DNREC. It is management's opinion that these costs will be recoverable in rates.


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                         RESULTS OF OPERATIONS FOR THE
                          QUARTER ENDED JUNE 30, 1996

The Company recognized net income of $832,457 for the three months ended June 30, 1996, representing an increase in net income of $68,372 as compared to the corresponding period in 1995. As indicated in the table below, the increase in earnings before interest and taxes ("EBIT") is due to higher earnings or a reduction in loss before interest and taxes ("LBIT") by all segments of the Company, except the transmission segment.

                                        FOR THE QUARTER ENDED JUNE 30,
                                       1996          1995        CHANGE
                                       ----          ----        ------
      Earnings Before Interest and Taxes
         Natural Gas Distribution   $1,126,234    $  662,986   $ 463,248
         Natural Gas Transmission      641,989     1,416,056    (774,067)
         Propane Distribution         (286,315)     (362,243)     75,928
         Advanced Information Services
            and Other                  313,418       184,649     128,769
         Eliminations & Corporate       84,657       (73,800)    158,457
                                     ---------     ---------    --------
      Total EBIT                     1,879,983     1,827,648      52,335

      Operating Income Taxes           478,902       458,306      20,596
      Interest                         625,372       692,675     (67,303)
      Non-Operating Income, Net         56,748        87,418     (30,670)
                                     ---------     ---------    --------
      Net Income                    $  832,457    $  764,085   $  68,372
                                     =========     =========    ========

                            NATURAL GAS DISTRIBUTION

The natural gas distribution segment reported EBIT of $1,126,234 for the second quarter 1996 as compared to EBIT of $662,986 for the corresponding period last year, an increase of $463,248. The increase in EBIT is due to an increase in gross margin in all of our service territories, partially offset by an increase in operating expenses.

                                       FOR THE QUARTER ENDED JUNE 30,
                                      1996         1995        CHANGE
                                      ----         ----        ------
         Revenue                   $15,602,300   $10,708,140   $4,894,160
         Cost of Gas                10,727,790     6,839,884    3,887,906
                                    ----------    ----------    ---------
         Gross Margin                4,874,510     3,868,256    1,006,254

         Operations & Maintenance    2,426,999     2,149,102      277,897
         Depreciation & Amortization   744,453       594,255      150,198
         Other Taxes                   576,824       461,913      114,911
                                    ----------    ----------    ---------
         EBIT                      $ 1,126,234   $   662,986   $  463,248
                                    ==========    ==========    =========


The increase in revenue and cost is primarily due to rate increases that went into effect during the second half of 1995, 4% colder than normal second quarter temperatures in our northern service territories and increased sales to interruptible industrial customers. Gross margin also increased due to the inclusion of revenue related taxes now required to be shown as revenue and corresponding other tax expense.

The increase in operations expense is primarily due to an increase in compensation, pension and benefits. Depreciation and amortization expense increased due to plant placed in service during the past year. Other taxes were higher due to the inclusion of taxes in revenue mentioned above.

                            NATURAL GAS TRANSMISSION

The natural gas transmission segment reported EBIT of $641,989 for the second quarter of 1996 as compared to EBIT of $1,416,056 for the corresponding period last year, a decrease of $774,067. The decrease in EBIT is primarily due to a decrease in gross margin.

                                       FOR THE QUARTER ENDED JUNE 30,
                                      1996         1995        CHANGE
                                      ----         ----        ------
         Revenue                   $7,660,939   $10,256,182   $(2,595,243)
         Cost of Gas                6,016,536     7,887,217    (1,870,681)
                                    ---------    ----------     ---------
         Gross Margin               1,644,403     2,368,965      (724,562)

         Operations & Maintenance     707,824       684,852        22,972
         Depreciation & Amortization  191,332       174,239        17,093
         Other Taxes                  103,258        93,818         9,440
                                    ---------    ----------     ---------
         EBIT                      $  641,989   $ 1,416,056   $  (774,067)
                                    =========    ==========     =========

The reduction in gross margin is primarily related to the decrease in volumes of natural gas delivered to two industrial interruptible customers a municipal power plant and the methanol plant. The methanol plant shut down operations on April 1, 1996. The management of the methanol plant has stated that they will continue to monitor methanol prices and will re-evaluate their position as to reopening or permanently closing on or about October 1, 1996. For the same period in 1995, the methanol plant contributed approximately 34% of the segment's net income.

As previously reported, Eastern Shore Natural Gas Company filed with FERC an abbreviated application for a blanket certificate of public convenience to provide open access transportation service. It was originally expected that open access transportation service would be implemented in the second half of 1996. It appears that such implementation may not occur until the first half of 1997.

                              PROPANE DISTRIBUTION

For the second quarter of 1996, the propane distribution segment experienced a LBIT of $286,315. These results were more favorable than those achieved for the corresponding quarter of 1995, with the segment recognizing a decrease in LBIT of $75,928, or 21%, over the second quarter 1995 LBIT of $362,243. The decrease in LBIT was attributable to an increased gross margin, offset by increased operations and maintenance expense.

                                      FOR THE QUARTER ENDED JUNE 30,
                                      1996         1995        CHANGE
                                      ----         ----        ------
         Revenue                   $3,021,758   $2,503,533   $ 518,225
         Cost of Gas                1,441,688    1,248,735     192,953
                                    ---------    ---------     -------
         Gross Margin               1,580,070    1,254,798     325,272

         Operations & Maintenance   1,459,827    1,215,342     244,485
         Depreciation & Amortization  332,640      325,485       7,155
         Other Taxes                   73,918       76,214      (2,296)
                                    ---------    ---------     -------
         EBIT                      $ (286,315)  $ (362,243)  $  75,928
                                    =========    =========     =======

The increase in gross margin is due primarily to a 16% increase in sales volumes due to 9% colder temperatures than the same period last year and an increase in the average margin per gallon.

Operations and maintenance expense rose due to increases in compensation, pension, benefits and delivery related expenses.

                    ADVANCED INFORMATION SERVICES AND OTHER

The advanced information services and other segment recognized an EBIT of $313,418 and $184,649 for the second quarters ended June 30, 1996 and 1995, respectively. This increase in EBIT of $128,769 is attributable to lower operating expenses.

                                      FOR THE QUARTER ENDED JUNE 30,
                                      1996         1995        CHANGE
                                      ----         ----        ------
         Revenue                   $1,894,832   $1,070,528   $(175,696)

         Operations & Maintenance   1,440,428    1,578,630    (138,202)
         Depreciation & Amortization   69,234      232,671    (163,437)
         Other Taxes                   71,752       74,578      (2,826)
                                    ---------    ---------     -------
         EBIT                      $  313,418   $  184,649   $ 128,769
                                    =========    =========     =======

The decrease in revenue is due primarily to the decision to no longer provide facilities management services at Capital Data Systems ("CDS") as previously reported, partially offset by an increase in consulting and resource services revenue at United Systems, Inc. ("USI").

Operations and maintenance expense decreased due to the reduction in expenses associated with no longer providing facilities management services at CDS, partially offset by increase in payroll and outside services expense at USI. Depreciation and amortization decreased, in part, due to the write-off of the Page-IT billing software product in 1995 in conjunction with the termination of CDS' largest facilities management customer.

                                    INTEREST

The decrease in interest expense is associated with lower short-term borrowing balances, as compared to the same period last year, coupled with a lower interest rate on the 1996 balances.


                              NON-OPERATING INCOME

Non-operating income decreased approximately $31,000 as compared to the same period in 1995, primarily due to the 1995 level for allowance of funds used during construction recorded on construction projects that were subsequently closed during that year.


                         RESULTS OF OPERATIONS FOR THE
                         SIX MONTHS ENDED JUNE 30, 1996

The Company recognized net income of $5,481,466 for the six months ended June 30, 1996, representing an increase in net income of $1,058,950 as compared to the corresponding period in 1995. As indicated in the table below, the increase in EBIT is due to a higher earnings by all segments of the Company, excluding the transmission segment.

                                       FOR THE SIX MONTHS ENDED JUNE 30,
                                       1996          1995        CHANGE
                                       ----          ----        ------
      Earnings Before Interest and Taxes
         Natural Gas Distribution   $5,882,954    $3,965,237   $1,917,717
         Natural Gas Transmission    1,197,085     2,264,064   (1,066,979)
         Propane Distribution        2,065,907     1,642,844      423,063
         Advanced Information Services
            and Other                  680,775       474,950      205,825
         Eliminations & Corporate      109,918      (157,634)     267,552
                                     ---------     ---------    ---------
      Total EBIT                     9,936,639     8,189,461    1,747,178

      Operating Income Taxes         3,257,877     2,489,157      768,720
      Interest                       1,314,139     1,409,466      (95,327)
      Non-Operating Income, Net        116,843       131,678      (14,835)
                                     ---------     ---------    ---------
      Net Income                    $5,481,466    $4,422,516   $1,058,950
                                     =========     =========    =========

                            NATURAL GAS DISTRIBUTION

The natural gas distribution segment reported EBIT of $5,882,954 for the first six months of 1996 as compared to EBIT of $3,965,237 for the corresponding period last year, an increase of $1,917,717. The increase in EBIT is due to an increase in gross margin in our service territories, partially offset by an increase in operating expenses.

                                       FOR THE SIX MONTHS ENDED JUNE 30,
                                       1996          1995        CHANGE
                                       ----          ----        ------
         Revenue                   $43,318,721   $28,424,317  $14,894,404
         Cost of Gas                29,791,577    18,027,540   11,764,037
                                    ----------    ----------   ----------
         Gross Margin               13,527,144    10,396,777    3,130,367

         Operations & Maintenance    4,852,158     4,231,057      621,101
         Depreciation & Amortization 1,486,506     1,181,538      304,968
         Other Taxes                 1,305,526     1,018,945      286,581
                                    ----------    ----------   ----------
         EBIT                      $ 5,882,954   $ 3,965,237  $ 1,917,717
                                    ==========    ==========   ==========

The increase in gross margin primarily occurred in the Company s operating divisions located in the northern service territory due to increased deliveries of natural gas coupled with rate increases that went into effect during the second half of 1995. The increased deliveries resulted from temperatures which were 8% colder than the same period in 1995. Gross margin also increased due to inclusion of revenue related taxes now required to be shown as revenue and corresponding other tax expense.

Operations expense increased in the areas of compensation, pension, benefits and customer service expenses. Depreciation and amortization expense increased due to plant placed in service during the past year. Other taxes were higher due to the inclusion of taxes in revenue shown above.

                            NATURAL GAS TRANSMISSION

The natural gas transmission segment reported EBIT of $1,197,085 for the first six months of 1996 as compared to EBIT of $2,264,064 for the corresponding period last year, a decrease of $1,066,979. The decrease in EBIT is due to a decrease in gross margin and an increase in operating expenses. During 1995, the transmission segment accrued monthly for a potential refund to customers in conjunction with the purchased gas adjustment clause. The transmission segment subsequently settled the issue with the Federal Energy Regulatory Commission in August 1995. These accruals in 1995 resulted in reducing EBIT $325,000 for the first six months of 1995. Exclusive of these accruals in 1995, EBIT decreased $1,392,000 when comparing the first six months of 1996 to the same period in 1995.

                                       FOR THE SIX MONTHS ENDED JUNE 30,
                                       1996          1995        CHANGE
                                       ----          ----        ------
         Revenue                   $19,370,231   $19,978,867   $  (608,636)
         Cost of Gas                16,020,684    15,879,530       141,154
                                    ----------    ----------     ---------
         Gross Margin                3,349,547     4,099,337      (749,790)

         Operations & Maintenance    1,558,368     1,292,462       265,906
         Depreciation & Amortization   382,663       348,478        34,185
         Other Taxes                   211,431       194,333        17,098
                                    ----------    ----------     ---------
         EBIT                      $ 1,197,085   $ 2,264,064   $(1,066,979)
                                    ==========    ==========     =========

The reduction in gross margin is primarily related to the decrease in volumes of natural gas delivered to two industrial interruptible customers as discussed previously in the second quarter results of operations.

Operations and maintenance expense was higher due to increases in compensation, pension, benefits and maintenance of mains partially offset by a reduction in outside service expenses. Depreciation and amortization expense increased due to plant placed in service during the past year.

                              PROPANE DISTRIBUTION

The propane distribution segment recognized EBIT of $2,065,907 for the first six months of 1996. As compared to EBIT for the six months ended June 30, 1995, these results represent an increase in earnings of $423,063 or 26%. Producing this increase in EBIT was a higher gross margin, offset by increased operating expenses.


                                       FOR THE SIX MONTHS ENDED JUNE 30,
                                       1996          1995        CHANGE
                                       ----          ----        ------
         Revenue                   $13,048,554    $9,837,432   $3,211,122
         Cost of Gas                 7,002,700     4,755,577    2,247,123
                                    ----------     ---------    ---------
         Gross Margin                6,045,854     5,081,855      963,999

         Operations & Maintenance    3,127,321     2,597,542      529,779
         Depreciation & Amortization   664,356       649,011       15,345
         Other Taxes                   188,270       192,458       (4,188)
                                    ----------     ---------    ---------
         EBIT                      $ 2,065,907    $1,642,844   $  423,063
                                    ==========     =========    =========

The increase in gross margin of $963,999 is due primarily to a 19% increase in sales volumes resulting from the 8% colder temperatures experienced during the first six months of 1996 when compared to the same period in 1995.

Operations and maintenance expense rose primarily due to increases in compensation, pension, benefits, outside services and delivery related expenses.

                    ADVANCED INFORMATION SERVICES AND OTHER

For the six months ended June 30, the advanced information services and other segment recognized an EBIT of $680,775 and $474,950 for 1996 and 1995, respectively. This increase in EBIT of $205,825 is the outcome of lower operating and depreciation expenses.

                                      FOR THE SIX MONTHS ENDED JUNE 30,
                                      1996         1995        CHANGE
                                      ----         ----        ------
         Revenue                   $4,010,841   $4,363,042   $(352,201)

         Operations & Maintenance   3,020,663    3,250,574    (229,911)
         Depreciation & Amortization  137,913      469,813    (331,900)
         Other Taxes                  171,490      167,705       3,785
                                    ---------    ---------     -------
         EBIT                      $  680,775   $  474,950   $ 205,825
                                    =========    =========     =======

The decrease in revenue is due primarily to the decision to no longer provide facilities management services at CDS, partially offset by an increase in consulting and resource services revenues at USI.

Operations and maintenance expense decreased due to the reduction in expenses associated with no longer providing facilities management services at CDS, partially offset by an increase in compensation and outside services at USI. Depreciation and amortization expense decreased, in part, due to the write-off of the Page-IT billing software product in 1995 in conjunction with the termination of CDS' largest facilities management customer.

                                    INTEREST

The decrease in interest expense is associated with lower short-term borrowing balances, as compared to the same period last year, and lower interest rates on the 1996 balances.


                              NON-OPERATING INCOME

Non-operating income decreased approximately $15,000 as compared to the same period in 1995 for the same reason as previously described in the quarterly results, partially offset by an increase in interest income.

                             OPERATING INCOME TAXES

Income taxes increased due to higher earnings for the six months ended June 30, 1996 when compared to the corresponding period in 1995.

                             ENVIRONMENTAL MATTERS

The Company continued to work with federal and state environmental agencies to assess the environmental impacts and explore corrective actions at several former gas manufacturing plant sites (see Note 2 to the Consolidated Financial Statements). The Company believes that any future costs associated with these sites will be recoverable in future rates.


              FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements reflect the capital intensive nature of its business and are attributable principally to its construction program and the retirement of its outstanding debt. The Company relies on funds provided by operations and short-term borrowings to meet normal working capital requirements and temporarily finance capital expenditures. During the first six months of 1996, the Company s net cash flow provided by operating activities, net cash used by investing activities and net cash used by financing activities were approximately $12.0 million, $5.4 million and $6.7 million, respectively. Due to the seasonal nature of the Company s business, there are substantial variations in the results of operations reported on a quarterly basis.

The Board of Directors has authorized the Company to borrow up to $14 million from banks and trust companies. As of June 30, 1996, the Company had four $8 million unsecured bank lines of credit. Funds provided from these lines of credit are used for short-term cash needs to meet seasonal working capital requirements and to fund portions of its capital expenditures. The outstanding balances of short-term borrowings at June 30, 1996 and 1995 were $0 and $3.5 million, respectively.

During the six months ended June 30, 1996 and 1995, net property, plant and equipment expenditures were approximately $5.4 million and $5.9 million, respectively. For 1996, the Company has budgeted $16.8 million for capital expenditures. The components of this amount include $8.8 million for natural gas distribution, $6.1 million for natural gas transmission, $1.6 million for propane distribution, with the remaining $300,000 for computer, office equipment and general plant. The natural gas and propane expenditures are for expansion and improvement of their existing service territories. Natural gas transmission expenditures are to improve the pipeline system by adding a compressor station. Financing of the 1996 construction will be provided primarily by short-term borrowings and cash from operations. The construction program is subject to continuous review and modification by management.
Actual construction expenditures may vary from the above estimates due to a number of factors including inflation, changing economic conditions, regulation, load growth and the cost and availability of capital.

The Company expects to incur environmental related expenditures in the future (see Note 2 to the Consolidated Financial Statements), a portion of which may need to be financed through external sources. Management does not expect such financing to have a material adverse effect on the financial position or capital resources of the Company.

As of June 30, 1996, common equity represented 61.4% of permanent capitalization, compared to 58.7% as of December 31, 1995. The Company remains committed to maintaining a sound capital structure and strong credit ratings in order to provide the financial flexibility needed to access the capital markets when required. This commitment, along with adequate and timely rate relief for the Company s regulated operations, helps to ensure that the Company will be able to attract capital from outside sources at a reasonable cost. The achievement of these objectives will provide benefits to customers and creditors, as well as the Company's investors.

                                    PART II
                               OTHER INFORMATION

               CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES

Item 1:     Legal Proceedings
            See Note 2 to the Consolidated Financial Statements

Item 2:     Changes in Securities
            None

Item 3:     Defaults Upon Senior Securities
            None

Item 4:     Submission of Matters to a Vote of Security Holders
            The Annual Meeting of Stockholders was held on May 21, 1996. Proposals as submitted in the proxy statement were voted on as follows:

         1. All Board of Director nominees were elected to the classes indicated in the proxy statement.

         2. Ratification of the selection of the Company s independent auditors through the fiscal year ending December 31, 1996 was approved.

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


CHESAPEAKE UTILITIES CORPORATION



/s/ John R. Schimkaitis
- ----------------------------
John R. Schimkaitis
Executive Vice President and Assistant Treasurer
(Chief Operating and Chief Financial Officer)


Date: August 13, 1996