Form 10-Q
period 1996-09-30
CHESAPEAKE UTILITIES CORP
filed 1996-11-12
CIK 19745

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                     _______________________________
                                FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended:  September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

                         Commission file number:  0-593

                        CHESAPEAKE UTILITIES CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                     51-0064146
 --------------------------------                   --------------------
  (State of other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                     Identification No.)


            909 Silver Lake Boulevard, Dover, Delaware         19904
      --------------------------------------------------------------------
             (Address of principal executive offices)       (Zip Code)


                                 (302) 734-6754
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)



              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X]    No [  ].

Common Stock, par value $.4867 - 3,788,017 shares issued as of September 30,
1996.

                                     PART I
                             FINANCIAL INFORMATION


               CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                    SEPTEMBER 30, DECEMBER 31,
                                                        1996         1995
ASSETS                                               (UNAUDITED)
                                                     -----------   -----------
PROPERTY, PLANT AND EQUIPMENT
  Natural gas distribution                           $68,627,972   $64,785,616
  Natural gas transmission                            28,423,261    25,651,558
  Propane distribution                                20,769,632    19,645,973
  Advanced information services                          971,897       841,661
  Other plant                                          3,812,472     3,563,247
  Gas plant acquisition adjustment                       795,004       795,004
                                                     -----------   -----------
    Total property, plant and equipment              123,400,238   115,283,059
  Less:  Accumulated depreciation and amortization   (36,826,393)  (33,567,446)
                                                     -----------   -----------
    Net property, plant and equipment                 86,573,845    81,715,613
                                                     -----------   -----------

INVESTMENTS                                            2,143,272     1,957,218
                                                     -----------   -----------

CURRENT ASSETS
  Cash and cash equivalents                              583,927       977,407
  Accounts receivable, less allowance
    for uncollectibles                                 6,569,490    12,701,256
  Materials and supplies, at average cost              1,180,574       844,786
  Propane inventory, at average cost                   1,495,456     1,442,633
  Storage gas prepayments                              3,675,909     2,663,721
  Underrecovered purchased gas costs                     577,807             0
  Income taxes receivable                                      0       193,916
  Prepaid expenses                                       971,818       842,460
  Deferred income taxes                                1,034,142     1,362,289
                                                     -----------   -----------
    Total current assets                              16,089,123    21,028,468
                                                     -----------   -----------

DEFERRED CHARGES AND OTHER ASSETS
  Environmental cost                                   8,557,883     8,618,712
  Order 636 transition cost                            1,089,032     1,463,157
  Other deferred charges and intangible assets         3,359,579     4,010,812
                                                     -----------  -----------
    Total deferred charges and other assets           13,006,494    14,092,681
                                                     -----------   -----------


TOTAL ASSETS                                        $117,812,734  $118,793,980
                                                     ===========   ===========

   The accompanying notes are an integral part of these financial statements.

               CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                    SEPTEMBER 30, DECEMBER 31,
                                                        1996          1995
CAPITALIZATION AND LIABILITIES                       (UNAUDITED)
                                                     -----------   -----------
CAPITALIZATION
  Stockholders' equity
    Common Stock, par value $.4867 per share;
    (authorized 12,000,000 shares; issued 3,788,017
    and 3,721,589 shares, respectively)               $1,843,543    $1,811,211
    Additional paid-in capital                        18,637,250    17,592,242
    Retained earnings                                 25,844,799    23,385,097
      Less:
        Unearned compensation-restricted stock awards (448,265) (415,107) Net unrealized gain(loss)
          on marketable securities                       36,212       (72,839)
                                                     -----------  -----------
    Total stockholders' equity                        45,913,539    42,300,604

  Long-term debt, net of current portion              29,314,868    29,794,639
                                                     -----------   -----------
    Total capitalization                              75,228,407    72,095,243
                                                     -----------   -----------

CURRENT LIABILITIES
  Current portion of long-term debt                      783,271       864,849
  Short-term borrowings                                5,800,000     4,800,000
  Accounts payable                                     6,257,110    11,162,775
  Refunds payable to customers                           664,641       966,940
  Income taxes payable                                   652,684             0
  Accrued interest                                       583,447       742,701
  Overrecovered purchased gas costs                            0        53,374
  Dividends payable                                      879,893       837,358
  Other accrued expenses                               2,974,529     3,123,191
                                                     -----------   -----------
    Total current liabilities                         18,595,575    22,551,188
                                                     -----------   -----------

DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes                                9,106,212     9,136,808
  Deferred investment tax credits                        895,016       931,247
  Environmental liability                              6,905,480     7,113,572
  Accrued pension costs                                2,446,957     2,118,545
  Order 636 transition liability                       1,089,032     1,463,157
  Other liabilities                                    3,546,055     3,384,220
                                                     -----------   -----------
    Total deferred credits and other liabilities      23,988,752    24,147,549
                                                     -----------   -----------
TOTAL CAPITALIZATION AND LIABILITIES                $117,812,734  $118,793,980
                                                     ===========   ===========

   The accompanying notes are an integral part of these financial statements.

               CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                                  (UNAUDITED)

                                                       FOR THE QUARTER ENDED
                                                           SEPTEMBER 30,
                                                         1996         1995
                                                     --------------------------

OPERATING REVENUES                                    $18,475,914  $20,564,994
                                                     --------------------------
OPERATING EXPENSES
  Purchased gas costs                                  10,852,652   10,594,483
  Operations                                            5,277,715    5,411,880
  Maintenance                                             507,850      528,140
  Depreciation and amortization                         1,301,677    1,382,311
  Other taxes                                             768,242      665,908
  Income taxes                                           (385,666)     490,072
                                                     --------------------------
    Total operating expenses                           18,322,470   19,072,794
                                                     --------------------------
OPERATING INCOME                                          153,444    1,492,200

OTHER INCOME AND DEDUCTIONS                               102,486       93,730
                                                     --------------------------
INCOME BEFORE INTEREST CHARGES                            255,930    1,585,930

INTEREST CHARGES                                          646,801      597,808
                                                     --------------------------

NET (LOSS)/INCOME                                       ($390,871)    $988,122
                                                     ==========================

(LOSS)/EARNINGS PER SHARE OF COMMON STOCK (1):
  Primary:
    (Loss)/Earnings per share                              ($0.10)       $0.27
                                                     --------------------------
    Average shares outstanding                          3,803,719    3,710,054


  Fully diluted:
    (Loss)/Earnings per share                              ($0.10)       $0.26
                                                     --------------------------
    Average shares outstanding                          3,803,719    3,957,341


   The accompanying notes are an integral part of these financial statements.

(1)  See Exhibit 11-Computation of Primary and Fully Diluted Earnings Per Share

               CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                                  (UNAUDITED)

                                                     FOR THE NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                         1996         1995
                                                     --------------------------

OPERATING REVENUES                                    $86,596,729  $73,536,454
                                                     --------------------------
OPERATING EXPENSES
  Purchased gas costs                                  52,385,855   40,493,514
  Operations                                           16,468,414   15,136,089
  Maintenance                                           1,471,211    1,446,532
  Depreciation and amortization                         3,921,875    4,049,238
  Other taxes                                           2,644,958    2,239,349
  Income taxes                                          2,872,211    2,979,229
                                                     --------------------------
    Total operating expenses                           79,764,524   66,343,951
                                                     --------------------------
OPERATING INCOME                                        6,832,205    7,192,503

OTHER INCOME AND DEDUCTIONS                               219,330      225,410
                                                     --------------------------
INCOME BEFORE INTEREST CHARGES                          7,051,535    7,417,913

INTEREST CHARGES                                        1,960,940    2,007,274
                                                     --------------------------

NET INCOME                                             $5,090,595   $5,410,639
                                                     ==========================

EARNINGS PER SHARE OF COMMON STOCK (1):
  Primary:
    Earnings per share                                      $1.35        $1.47
                                                     --------------------------
    Average shares outstanding                          3,784,217    3,691,866


  Fully diluted:
    Earnings per share                                      $1.30        $1.41
                                                     --------------------------
    Average shares outstanding                          4,027,644    3,941,353


   The accompanying notes are an integral part of these financial statements.

(1)  See Exhibit 11-Computation of Primary and Fully Diluted Earnings Per Share

               CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                     FOR THE NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                         1996         1995
                                                     --------------------------
OPERATING ACTIVITIES
  Net Income                                           $5,090,595   $5,410,639
  Adjustments to reconcile net income to net operating cash
    Depreciation and amortization                       4,335,600    4,294,633
    Deferred income taxes, net                            338,651       38,783
    Investment tax credit adjustments                     (36,231)     (36,231)
    Employee benefits                                     271,975      101,544
    Employee compensation from
      lapsing stock restrictions                          288,521      332,514
    Allowance for refund                                        0   (1,356,705)
    Other                                                (142,581)    (118,419)
  Changes in assets and liabilities:
    Accounts receivable                                 6,131,766    1,536,702
    Inventory, materials, supplies and storage gas     (1,400,799)     259,688
    Prepaid expenses                                     (129,358)     (55,730)
    Other deferred charges                                664,989     (559,073)
    Accounts payable                                   (4,905,665)  (1,674,082)
    Refunds payable to customers                         (302,299)     442,116
    (Under)Overrecovered purchased gas costs             (631,181)   1,291,375
    Other current liabilities                             538,684    1,041,462
                                                     --------------------------
      Net cash provided by operating activities        10,112,667   10,949,216
                                                     --------------------------
INVESTING ACTIVITIES
  Property, plant and equipment expenditures, net      (8,813,243)  (8,063,144)
  Purchases of investments, net                           (15,230)     (38,836)
                                                     --------------------------
      Net cash used by investing activities            (8,828,473)  (8,101,980)
                                                     --------------------------
FINANCING ACTIVITIES
  Common stock dividends net of amounts reinvested of
    $426,345 and $383,959, respectively                (2,131,310)  (2,079,570)
  Net borrowings(repayments) under
    line of credit agreements                           1,000,000     (300,000)
  Proceeds from issuance of treasury stock                      0      212,694
  Converted debenture bonds                                14,985            0
  Repayments of long-term debt                           (561,349)    (594,080)
                                                     --------------------------
      Net cash used by financing activities            (1,677,674)  (2,760,956)
                                                     --------------------------

NET DECREASE IN CASH                                     (393,480)      86,280
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          977,407      398,751
                                                     --------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $583,927     $485,031
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

  On May 17, 1995, EPA issued an order to the Company under section 106 of CERCLA (the "Order"), which requires the Company to fund or implement the ROD. The Order was also issued to General Public Utilities Corporation, Inc. ("GPU"), which both EPA and the Company believe is liable under CERCLA. Other PRPs, such as the State of Delaware, were not ordered to perform the ROD. EPA may seek judicial enforcement of its Order, as well as significant financial penalties for failure to comply. Although notifying EPA of objections to the Order, the Company agreed to comply. GPU has informed EPA that it does not intend to comply with the Order. In July 1996, the Company has commenced the design phase of the ROD, on-site pre-design and investigation. A pre-design investigation report will be filed with the EPA in the fourth quarter of 1996. The report, which requires EPA approval, determines if the remedial design selected in the ROD is still the appropriate remedy.

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

  On June 25, 1996, the Company initiated litigation against GPU for contribution to the remedial costs incurred by Chesapeake in connection with complying with the ROD. At this time, management cannot predict the outcome of the litigation or the amount, if any, of proceeds to be received.

  The Company is currently engaged in investigations related to additional parties who may be PRPs. Based upon these investigations, the Company will consider suit against other PRPs. The Company expects continued negotiations with PRPs in an attempt to resolve these matters.

  In the third quarter of 1994, the Company increased its accrued liability recorded with respect to the Dover Site to $6.0 million. This amount reflects the EPA's estimate, as stated in the ROD for remediation of the site according to the ROD. The recorded liability may be adjusted upward or downward as the design phase progresses and the Company obtains construction bids for performance of the work. The Company has also recorded a regulatory asset of $6.0 million, corresponding to the recorded liability. Management believes that in addition to the $600,000 expected to be contributed by the State of Delaware under the Settlement, the Company will be equitably entitled to contribution from other responsible parties for a portion of the expenses to be incurred in connection with the remedies selected in the ROD. Management also believes that the amounts not so contributed will be recoverable in the Company s rates.

  As of September 30, 1996, the Company has incurred approximately $4.0 million in costs relating to environmental testing and remedial action studies. In 1990, the Company entered into settlement agreements with a number of insurance companies resulting in proceeds to fund actual environmental costs incurred over a five to seven-year period beginning in 1990. In December 1995, the Delaware Public Service Commission, authorized recovery of all unrecovered environmental cost incurred net of insurance proceeds through September 30, 1995. This amount totaled $564,514. The recovery was authorized by a means of a rider (supplement) to base rates, applicable to all firm service customers. The costs would be recovered through a five-year amortization offset by the cashflow benefits resulting from deferred tax deductions associated with those environmental costs.
  The projected cashflow savings realized by the Company results from a reduced income tax liability due to the possibility of accelerated deduction allowed on certain environmental costs when incurred. Each year a new rider rate will be calculated to become effective December 1. Each year the rider rate will be based on the amortization of actual expenditures through September of the filing year plus amortization of expenses from previous years. The advantage of the rider, which was effective January 1, 1996, is that it is not necessary to file a rate case every year to recover expenses incurred. As of September 30, 1996, the unamortized balance and amount of environmental costs not included in the rider, were $732,000 and $2,000, respectively. With the rider mechanism established, it is management s opinion that these costs and any future cost, will be recoverable in rates.

  Salisbury Town Gas Light Site
  In cooperation with the Maryland Department of the Environment ("MDE"), the Company has completed an assessment of the Salisbury manufactured gas plant site. The assessment determined that there was localized contamination of ground-water. A remedial design report was submitted to MDE in November 1990 and included a proposal to monitor, pump and treat any contaminated ground-water on-site. Through negotiations with the MDE, the remedial action workplan was revised with final approval from MDE obtained in early 1995. The remediation process for ground-water was revised from pump-and-treat to Air Sparging and Soil-Vapor Extraction, resulting in a substantial reduction in overall costs. The Company completed construction of the remediation facilities for ground-water. Operations of the facilities are expected to start in the fourth quarter of 1996.

  The cost of remediation was estimated to be approximately $380,000 in capital costs with yearly operating expenses ranging from $136,000 to $195,000 per year. Based on these estimated costs, the Company recorded both a liability and a deferred regulatory asset of $1,113,572 as of December 31, 1995, to cover the Company's projected remediation costs for this site. The liability payout for this site is expected to be over a five-year period. As of September 30, 1996 the Company has incurred approximately $2.0 million for remedial actions and environmental studies and has charged such costs to accumulated depreciation. In January 1990, the Company entered into settlement agreements with a number of insurance companies resulting in proceeds to fund actual environmental costs incurred over a three to five-year period beginning in 1990. The final insurance proceeds were requested and received in 1992. In December 1995, the Maryland Public Service Commission approved recovery of all environmental costs incurred through September 30, 1995 less amounts previously amortized and insurance proceeds. The amount approved for a 10-year amortization was $964,251. Of the $2.0 million in costs reported above, approximately $243,000 has not been recovered through insurance proceeds or received ratemaking treatment. It is management's opinion that these costs incurred and future costs incurred, if any, will be recoverable in rates.

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

  Additional contamination assessment activities were conducted at the site in late 1992 and early 1993. In March 1993, a Contamination Assessment Report Addendum ("CAR Addendum") was delivered to FDEP. The CAR Addendum concluded that soil and ground-water impacts have been adequately delineated as a result of the additional field work. The FDEP approved the CAR and CAR Addendum in March of 1994. The next step is a Risk Assessment ("RA") and a Feasibility Study ("FS") on the site. Drafts of the RA and FS were filed with the FDEP during 1995; however, until the RA and FS are complete and accepted as filed by the FDEP, it is not possible to determine whether remedial action will be required by FDEP and, if so, the cost of such remediation. The Company has also submitted a request to the FDEP to conduct a pilot program for ground-water treatment. The program would remediate the ground-water using an air-sparging process. The Company is awaiting FDEP s response.

  The Company has spent approximately $661,000 on these investigations, as of September 30, 1996, and expects to recover these expenses, as well as any future expenses, through base rates. These costs have been accounted for as charges to accumulated depreciation. The Company requested and received from the Florida Public Service Commission ("FPSC") approval to amortize through base rates $359,659 of clean-up and removal costs incurred as of December 31, 1986. As of December 31, 1992, these costs were fully amortized. In January 1993, the Company received approval to recover through base rates approximately $217,000 in additional costs related to the former manufactured gas plant. This amount represents recovery of $173,000 of costs incurred from January 1987 through December 1992, as well as prospective recovery of estimated future costs which had not yet been incurred at that time. The FPSC has allowed for amortization of these costs over a three-year period and provided for rate base treatment for the unamortized balance. In a separate docket before the FPSC, the Company has requested and received approval to apply a refund of 1991 overearnings of approximately $118,000 against the balance of unamortized environmental charges incurred as of December 31, 1992. As a result, these environmental charges were fully amortized as of June 1994. Of the $661,000 in costs reported above, all costs have received ratemaking treatment. The FPSC has allowed the Company to continue to accrue for future environmental costs. At September 30, 1996, the Company has $87,000 accrued. It is management's opinion that future costs, if any, will be recoverable in rates.

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



               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                         RESULTS OF OPERATIONS FOR THE
                        QUARTER ENDED SEPTEMBER 30, 1996

The Company recognized a net loss of $390,871 for the three months ended September 30, 1996, representing a decrease in net income of $1,378,993 as compared to the corresponding period in 1995. As indicated in the table below, the decrease in earnings before interest and taxes ("EBIT") is due to a significant reduction in earnings by the transmission segment, slightly offset by an increase in earnings in the advanced information services and other segment and a reduction in loss before interest and taxes ("LBIT") by the natural gas and propane distribution segments. The reduction in the transmission segments EBIT is primarily related to the settlement, between Eastern Shore Natural Gas Company ("Eastern Shore") and the Federal Energy Regulatory Commission ("FERC") in the third quarter of 1995 regarding Eastern Shore s computation of the Purchased Gas Adjustment ("PGA") clause of its tariff ("FERC settlement"). The FERC settlement, which was a non-recurring event, increased the third quarter 1995 EBIT and net income by $1.3 million and $833,000, respectively. Exclusive of the effects of the FERC settlement, net loss and LBIT for the third quarter 1996 increased by $545,993 and $926,494, respectively over the same period in 1995.

                                     FOR THE QUARTER ENDED SEPTEMBER 30,
                                      1996         1995         CHANGE
                                      ----          ----        ------
(Loss)/Earnings Before Interest and Taxes

   Natural Gas Distribution        $(251,778)   $(400,399)  $   148,621
   Natural Gas Transmission          600,455    3,086,878    (2,486,423)
   Propane Distribution             (858,216)    (909,619)       51,403
   Advanced Information Services
    and Other                        263,149      247,884        15,265
   Eliminations & Corporate           14,168      (42,472)       56,640
                                     -------    ---------     ---------
Total (LBIT)/EBIT                   (232,222)   1,982,272    (2,214,494)

Operating Income Taxes              (385,666)     490,072      (875,738)
Interest                             646,801      597,808        48,993
Non-Operating Income, Net            102,486       93,730         8,756
                                     -------    ---------     ---------
Net (Loss)/Income                  $(390,871)  $  988,122   $(1,378,993)
                                     =======    =========     =========

                        NATURAL GAS DISTRIBUTION

The natural gas distribution segment reported LBIT of $251,778 for the third quarter 1996 as compared to LBIT of $400,399 for the corresponding period last year, a decrease in LBIT of $148,621. The decrease in LBIT is due to an increase in gross margin in all of our service territories, partially offset by an increase in operating expenses.

                                       FOR THE QUARTER ENDED SEPTEMBER 30,
                                        1996          1995         CHANGE
                                        ----          ----         ------
         Revenue                    $11,372,713    $8,458,920    $2,913,793
         Cost of Gas                  7,938,243     5,396,931     2,541,312
                                     ----------     ---------     ---------
         Gross Margin                 3,434,470     3,061,989       372,481

         Operations & Maintenance     2,417,837     2,436,136       (18,299)
         Depreciation & Amortization    748,030       596,717       151,313
         Other Taxes                    520,381       429,535        90,846
                                     ----------     ---------     ---------
         LBIT                       $  (251,778)   $ (400,399)   $  148,621
                                     ==========     =========     =========

The increase in revenue and cost is primarily due to a rate increase that went into effect during December of 1995 for our Maryland service territory and increased sales to interruptible industrial customers. Gross margin also increased due to the inclusion of revenue related taxes now required to be shown as revenue and corresponding other tax expense.

The increase in operations expense is primarily due to an increase in compensation, pension and benefits. Depreciation and amortization expense increased due to plant placed in service during the past year. Other taxes were higher due to the inclusion of taxes in revenue mentioned above.

                        NATURAL GAS TRANSMISSION

The natural gas transmission segment reported EBIT of $600,455 for the third quarter of 1996 as compared to EBIT of $3,086,878 for the corresponding period last year, a decrease of $2,486,423.

                                      FOR THE QUARTER ENDED SEPTEMBER 30,
                                       1996          1995         CHANGE
                                       ----          ----         ------
         Revenue                    $6,701,704   $10,995,581   $(4,293,877)
         Cost of Gas                 5,109,833     6,851,181    (1,741,348)
                                     ---------    ----------    ----------
         Gross Margin                1,591,871     4,144,400    (2,552,529)

         Operations & Maintenance      709,023       780,826       (71,803)
         Depreciation & Amortization   185,249       181,677         3,572
         Other Taxes                    97,144        95,019         2,125
                                     ---------    ----------    ----------
         EBIT                       $  600,455   $ 3,086,878   $(2,486,423)
                                     =========    ==========    ==========

The decrease in EBIT is primarily due to a reduction in deliveries to industrial customers coupled with the FERC settlement. The FERC settlement increased the third quarter 1995 EBIT and net income by $1.3 million and $833,000, respectively.

During the third quarter of 1996, the Company experienced a decrease in volumes of natural gas delivered to two industrial interruptible customers, a municipal power plant and a methanol plant. The methanol plant shut down
operations on April 1, 1996.   The management of the methanol plant had stated
that they would monitor methanol prices and would re-evaluate their position as to reopening or permanently closing on or about October 1, 1996. To our knowledge, no decision has been made regarding reopening or permanently closing the methanol plant. For the same period in 1995, the two customers contributed approximately 79% of the segment s net income exclusive of the FERC settlement.

Operation expenses have decreased due to a reduction in legal and consulting fees slightly offset by an increase in pension and benefit cost.

As previously reported, Eastern Shore filed with FERC an abbreviated application for a blanket certificate of public convenience to provide open access transportation service. It was originally expected that open access transportation service would be implemented in the second half of 1996. It is now expected that such implementation will not occur until the first half of 1997.

                          PROPANE DISTRIBUTION

For the third quarter of 1996, the propane distribution segment experienced a LBIT of $858,216 which is a decrease in LBIT of $51,403, or 21%, over the third quarter 1995 LBIT of $909,619. The decrease in LBIT was attributable to an increased gross margin, partially offset by increased operations and maintenance expense.

                                      FOR THE QUARTER ENDED SEPTEMBER 30,
                                       1996          1995        CHANGE
                                       ----          ----        ------
         Revenue                    $2,198,918    $1,902,900    $296,018
         Cost of Gas                 1,175,461       993,062     182,399
                                     ---------     ---------     -------
         Gross Margin                1,023,457       909,838     113,619

         Operations & Maintenance    1,472,501     1,417,755      54,746
         Depreciation & Amortization   332,274       330,243       2,031
         Other Taxes                    76,898        71,459       5,439
                                     ---------     ---------     -------
         LBIT                       $ (858,216)   $ (909,619)   $ 51,403
                                     =========     =========     =======

The increase in gross margin is due primarily to a 2% increase in sales volumes and a 12% increase in the average margin per gallon. Operations and maintenance expense rose due to increases in compensation, pension, benefits and delivery related expenses.

                 ADVANCED INFORMATION SERVICES AND OTHER

The advanced information services and other segment recognized an EBIT of $263,149 and $247,884 for the third quarters ended September 30, 1996 and 1995, respectively. This increase in EBIT of $15,265 is attributable to lower operating expenses mostly offset by a reduction in revenue.

                                     FOR THE QUARTER ENDED SEPTEMBER 30,
                                      1996          1995        CHANGE
                                      ----          ----        ------
         Revenue                   $1,759,864    $2,274,500    $(514,636)

         Operations & Maintenance   1,370,847     1,691,227     (320,380)
         Depreciation & Amortization   61,332       265,494     (204,162)
         Other Taxes                   64,536        69,895       (5,359)
                                    ---------     ---------     --------
         EBIT                      $  263,149    $  247,884    $  15,265
                                    =========     =========     ========

The decrease in revenue is due primarily to the decision to no longer provide facilities management services at Capital Data Systems ("CDS") as previously reported, partially offset by an increase in consulting and resource services revenue at United Systems, Inc. ("USI").

Operations and maintenance expense decreased due to the reduction in expenses associated with no longer providing facilities management services at CDS, partially offset by increase in payroll and outside services expense at USI. Depreciation and amortization decreased, in part, due to the write-off of the Page-IT(TM) billing software product in 1995 in conjunction with the termination of CDS' largest facilities management customer.

                                INTEREST

The increase in interest expense is due primarily to reversing accrued interest associated with the FERC settlement in the third quarter of 1995 and the long-term debt issuance in October 1995, offset by the decrease in interest on short-term borrowings.


                      RESULTS OF OPERATIONS FOR THE
                  NINE MONTHS ENDED SEPTEMBER 30, 1996

The Company recognized net income of $5,090,595 for the nine months ended September 30, 1996, representing a decrease in net income of $320,044 as compared to the corresponding period in 1995. As indicated in the table below, the decrease in EBIT is due to a lower earnings by the transmission segment partially offset by increased earnings by all other segments of the Company. The lower earnings by the transmission segment was due to a FERC settlement in the third quarter of 1995. The FERC settlement, which was a non-recurring event, contributed $1.3 million and $833,000 to EBIT and net income, respectively. In 1995, Eastern Shore accrued amounts monthly for the potential refund associated with the PGA clause. The accruals totaled $289,000 in 1995. Exclusive of the effects of the settlement and associated accruals, net income and EBIT increased by $288,027 and $533,246, respectively, for the nine months ended September 30, 1996 when compared to the same period in 1995.

                                  FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                      1996         1995        CHANGE
                                      ----         ----        ------
Earnings Before Interest and Taxes

   Natural Gas Distribution        $5,631,176   $3,564,839   $2,066,337
   Natural Gas Transmission         1,797,540    5,350,942   (3,553,402)
   Propane Distribution             1,207,691      733,225      474,466
   Advanced Information Services
     and Other                        943,924      722,834      221,090
   Eliminations & Corporate           124,085     (200,108)     324,193
                                    ---------    ---------    ---------
Total EBIT                          9,704,416   10,171,732     (467,316)

Operating Income Taxes              2,872,211    2,979,229     (107,018)
Interest                            1,960,940    2,007,274      (46,334)
Non-Operating Income, Net             219,330      225,410       (6,080)
                                    ---------    ---------    ---------
Net Income                         $5,090,595   $5,410,639    $(320,044)
                                    =========    =========    =========

                        NATURAL GAS DISTRIBUTION

The natural gas distribution segment reported EBIT of $5,631,176 for the first nine months of 1996 as compared to EBIT of $3,564,839 for the corresponding period last year, an increase of $2,066,337. The increase in EBIT is due to an increase in gross margin in our service territories, partially offset by an increase in operating expenses.

                                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                      1996           1995         CHANGE
                                      ----           ----         ------
      Revenue                     $54,691,434    $36,883,237   $17,808,197
      Cost of Gas                  37,729,820     23,424,471    14,305,349
                                   ----------     ----------    ----------
      Gross Margin                 16,961,614     13,458,766     3,502,848

      Operations & Maintenance      7,269,994      6,667,193       602,801
      Depreciation & Amortization   2,234,536      1,778,255       456,281
      Other Taxes                   1,825,908      1,448,479       377,429
                                   ----------     ----------    ----------
      EBIT                        $ 5,631,176    $ 3,564,839   $ 2,066,337
                                   ==========     ==========    ==========

The increase in gross margin primarily occurred in the Company's operating divisions located in the northern service territory due to 16% increase deliveries of natural gas coupled with rate increases that went into effect during the second half of 1995. The increased deliveries resulted from temperatures which were 8% colder than the same period in 1995. Gross margin also increased due to inclusion of revenue related taxes now required to be shown as revenue and corresponding other tax expense.

Operations expense increased in the areas of compensation, pension, benefits and customer service expenses. Depreciation and amortization expense increased due to plant placed in service during the past year. Other taxes were higher due to the inclusion of taxes in revenue shown above.

                        NATURAL GAS TRANSMISSION

The natural gas transmission segment reported EBIT of $1,797,540 for the first nine months of 1996 as compared to EBIT of $5,350,942 for the corresponding period last year, a decrease of $3,553,402. The decrease in EBIT is due to a decrease in gross margin and an increase in operating expenses.

                                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                      1996           1995         CHANGE
                                      ----           ----         ------
       Revenue                    $26,071,935    $30,974,448   $(4,902,513)
       Cost of Gas                 21,130,517     22,730,710    (1,600,193)
                                   ----------     ----------     ---------
       Gross Margin                 4,941,418      8,243,738    (3,302,320)

       Operations & Maintenance     2,267,391      2,073,289       194,102
       Depreciation & Amortization    567,913        530,155        37,758
       Other Taxes                    308,574        289,352        19,222
                                   ----------     ----------     ---------
       EBIT                       $ 1,797,540    $ 5,350,942   $(3,553,402)
                                   ==========     ==========     =========

During 1995, the transmission segment accrued monthly for a potential refund to customers in conjunction with the purchased gas adjustment clause. These accruals in 1995 resulted in reducing EBIT $289,000 for the first nine months of 1995. The transmission segment subsequently settled the issue with the FERC in August 1995. The settlement, which was a non-recurring event, contributed $1.3 million and $833,000 to EBIT in 1995 and net income, respectively.

The reduction in gross margin is primarily related to the decrease in volumes of natural gas delivered to two industrial interruptible customers as discussed previously in the third quarter results of operations. During the same period in 1995 the two customers contributed approximately 51% of the segments net income, exclusive of the effect of the settlement and associated accruals.

Operations and maintenance expense was higher due to increases in compensation, pension, benefits and maintenance of mains partially offset by a reduction in outside service expenses. Depreciation and amortization expense increased due to plant placed in service during the past year.

                          PROPANE DISTRIBUTION

The propane distribution segment recognized EBIT of $1,207,690 for the first nine months of 1996 which represents an increase in EBIT of $474,465 over the same period in 1995. Producing this increase in EBIT was a higher gross margin, offset by increased operating expenses.

                                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                      1996           1995         CHANGE
                                      ----           ----         ------
       Revenue                    $15,247,472    $11,740,332    $3,507,140
       Cost of Gas                  8,178,162      5,748,639     2,429,523
                                   ----------     ----------     ---------
       Gross Margin                 7,069,310      5,991,693     1,077,617

       Operations & Maintenance     4,599,822      4,015,297       584,525
       Depreciation & Amortization    996,631        979,254        17,377
       Other Taxes                    265,167        263,917         1,250
                                   ----------     ----------     ---------
       EBIT                       $ 1,207,690    $   733,225    $  474,465
                                   ==========     ==========     =========

The increase in gross margin of $1,077,617 is due primarily to a 16% increase in sales volumes resulting from the 8% colder temperatures experienced during the first nine months of 1996 when compared to the same period in 1995. Also contributing to the increase in gross margin is a 3% increase in average margin per gallon earned.

Operations and maintenance expense rose primarily due to increases in compensation, pension, benefits, outside services and delivery related expenses.

                 ADVANCED INFORMATION SERVICES AND OTHER

For the nine months ended September 30, the advanced information services and other segment recognized an EBIT of $943,924 and $722,834 for 1996 and 1995, respectively. This increase in EBIT of $221,090 is the outcome of lower operating and depreciation expenses.

                                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                      1996           1995         CHANGE
                                      ----           ----         ------
        Revenue                    $5,770,704     $6,637,541     $(866,837)

        Operations & Maintenance    4,391,510      4,941,801      (550,291)

        Depreciation & Amortization   199,245        735,307      (536,062)
        Other Taxes                   236,025        237,599        (1,574)
                                    ---------      ---------       -------
        EBIT                       $  943,924     $  722,834     $ 221,090
                                    =========      =========       =======

The decrease in revenue is due primarily to the decision to no longer provide facilities management services at CDS, partially offset by an increase in consulting and resource services revenues at USI.

Operations and maintenance expense decreased due to the reduction in expenses associated with no longer providing facilities management services at CDS, partially offset by an increase in compensation and outside services at USI. Depreciation and amortization expense decreased, in part, due to the write-off of the Page-IT(TM) billing software product in 1995 in conjunction with the termination of CDS' largest facilities management customer.

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


           FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements reflect the capital intensive nature of its business and are attributable principally to its construction program and the retirement of its outstanding debt. The Company relies on funds provided by operations and short-term borrowings to meet normal working capital requirements and temporarily finance capital expenditures. During the first nine months of 1996, the Company s net cash flow provided by operating activities, net cash used by investing activities and net cash used by financing activities were approximately $10.1 million, $8.8 million and $1.7 million, respectively. Due to the seasonal nature of the Company's business, there are substantial variations in the results of operations reported on a quarterly basis.

The Board of Directors has authorized the Company to borrow up to $14 million from banks and trust companies. As of September 30, 1996, the Company had four $8 million unsecured bank lines of credit. Funds provided from these lines of credit are used for short-term cash needs to meet seasonal working capital requirements and to fund portions of its capital expenditures. The outstanding balances of short-term borrowings at September 30, 1996 and 1995 were $5.8 million and $1.8 million, respectively.

During the nine months ended September 30, 1996 and 1995, net property, plant and equipment expenditures were approximately $8.8 million and $8.1 million, respectively. For 1996, the Company has budgeted $16.8 million for capital expenditures. The components of this amount include $8.8 million for natural gas distribution, $6.1 million for natural gas transmission, $1.6 million for propane distribution, with the remaining $300,000 for computer, office equipment and general plant. The natural gas and propane expenditures are for expansion and improvement of their existing service territories. Natural gas transmission expenditures are to improve the pipeline system by adding a compressor station. Financing of the 1996 construction will be provided primarily by short-term borrowings and cash from operations. The construction program is subject to continuous review and modification by management. Actual construction expenditures may vary from the above estimates due to a number of factors including inflation, changing economic conditions, regulation, load growth and the cost and availability of capital.

The Company expects to incur environmental related expenditures in the future (see Note 2 to the Consolidated Financial Statements), a portion of which may need to be financed through external sources. Management does not expect such financing to have a material adverse effect on the financial position or capital resources of the Company.

As of September 30, 1996, common equity represented 61.0% of permanent capitalization, compared to 58.7% as of December 31, 1995. The Company remains committed to maintaining a sound capital structure and strong credit ratings in order to provide the financial flexibility needed to access the capital markets when required. This commitment, along with adequate and timely rate relief for the Company's regulated operations, helps to ensure that the Company will be able to attract capital from outside sources at a reasonable cost. The achieve-ment of these objectives will provide benefits to customers and creditors, as well as the Company's investors.

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


CHESAPEAKE UTILITIES CORPORATION



/s/ John R. Schimkaitis
-----------------------
John R. Schimkaitis
Executive Vice President and Assistant Treasurer
(Chief Operating and Chief Financial Officer)


Date: November 12, 1996