Form 10-K
period 1996-12-31
CHESAPEAKE UTILITIES CORP
filed 1997-03-19
CIK 19745

     As filed with the Securities and Exchange Commission on March 19, 1997
================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

 For the Fiscal Year Ended December 31, 1996       Commission File Number 0-593
                                                                          -----
                        Chesapeake Utilities Corporation
             (Exact name of registrant as specified in its charter)

       State of Delaware                                  51-0064146
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

            909 Silver Lake Boulevard, Dover, Delaware        19904
              (Address of principal executive offices)      (Zip Code)

       Registrant's telephone number, including area code:  302-734-6713

          Securities registered pursuant to Section 12(b) of the Act:


          Title of each class                 Name of each exchange on which registered
          -------------------                 -----------------------------------------
Common Stock - par value per share $.4867            New York Stock Exchange, Inc.

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

  As of March 14, 1997, 4,452,704 shares of common stock were outstanding. The aggregate market value of the common shares held by non-affiliates of Chesapeake Utilities Corporation, based on the last trade price on March 14, 1997, as reported by the New York Stock Exchange, was approximately $78,478,908.

                      DOCUMENTS INCORPORATED BY REFERENCE

                 Documents                               Part of Form 10-K
 Definitive Proxy Statement dated April 4, 1997               Part III
================================================================================

                        CHESAPEAKE UTILITIES CORPORATION
                                   FORM 10-K

                          Year Ended December 31, 1996

                               TABLE OF CONTENTS

                                     PART I

                                                                   Page
                                                                   ----
Item 1.     Business..............................................   1
Item 2.     Properties............................................  13
Item 3.     Legal Proceedings.....................................  13
Item 4.     Submission of Matters to a Vote of Security Holders...  17
Item 10.    Executive Officers of the Registrant..................  17

                                    PART II

Item 5.     Market for Registrant's Common Stock and Related
            Security Holder Matters...............................  18
Item 6.     Selected Financial Data...............................  20
Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations...................  21
Item 8.     Financial Statements and Supplementary Data...........  27
Item 9.     Changes In and Disagreements with Accountants
            on Accounting and Financial Disclosure................  47

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant....  47
Item 11.    Executive Compensation................................  47
Item 12.    Security Ownership of Certain Beneficial
            Owners and Management.................................  47
Item 13.    Certain Relationships and Related Transactions........  47

                                    PART IV

Item 14.    Financial Statements, Financial Statement Schedules,
            Exhibits and Reports on Form 8-K......................  47
Signatures  ......................................................  51

                                                      PART I

Item 1.  Business

(a)  General Development of Business

Chesapeake Utilities Corporation ("Chesapeake" or "the Company") is a diversified utility company engaged in natural gas distribution and transmission, propane distribution and advanced information services.

Chesapeake's three natural gas distribution divisions serve approximately 34,700 residential, commercial and industrial customers in southern Delaware, Maryland's Eastern Shore and Central Florida. The Company's natural gas transmission subsidiary Eastern Shore Natural Gas Company ("Eastern Shore"), operates a 271-mile interstate pipeline system that transports gas from various points in Pennsylvania to the Company's Delaware and Maryland distribution divisions, as well as to other utilities and industrial customers in Delaware and the Eastern Shore of Maryland. The Company's propane segment serves approximately 23,100 customers in southern Delaware and the Eastern Shore of Maryland and Virginia. The advanced information services segment provides software services and products to a wide variety of customers and clients.

(b)  Financial Information About Industry Segments

Portions of Segment data from Annual Report. (Note E)

                                                                                     For the Years Ended December 31,
                                                                          -----------------------------------------------------
                                                                                 1996               1995             1994
                                                                          -----------------------------------------------------

      Operating Revenues, Unaffiliated Customers
          Natural gas distribution                                               $74,904,076        $54,120,280    $49,523,743
          Natural gas transmission                                                15,188,777         24,984,767     22,191,896
          Propane distribution                                                    22,333,969         17,607,956     20,684,150
          Advanced information services and other                                  6,903,246          7,307,413      6,172,508
                                                                          -----------------------------------------------------
                Total operating revenues, unaffiliated customers                $119,330,068       $104,020,416    $98,572,297
                                                                          -----------------------------------------------------

      Intersegment Revenues *
          Natural gas distribution                                                    $8,711            $42,037        $55,888
          Natural gas transmission                                                21,543,327         16,663,043     17,303,529
          Propane distribution                                                         2,059            139,052         85,552
          Advanced information services and other                                    710,949          1,722,135      2,277,361
                                                                          -----------------------------------------------------
                Total intersegment revenues                                      $22,265,046        $18,566,267    $19,722,330
                                                                          -----------------------------------------------------

      Operating Income Before Income Taxes
          Natural gas distribution                                                $7,167,236         $4,728,348     $4,696,659
          Natural gas transmission                                                 2,458,442          6,083,440      3,018,212
          Propane distribution                                                     2,053,299          1,852,630      2,287,688
          Advanced information services and other                                  1,305,203          1,170,970        174,033
                                                                          -----------------------------------------------------
          Total                                                                   12,984,180         13,835,388     10,176,592
          Add (Less):  Eliminations                                                  206,580           (248,595)      (419,883)
                                                                          -----------------------------------------------------
                Total operating income before income taxes                       $13,190,760        $13,586,793     $9,756,709
                                                                          -----------------------------------------------------

      Identifiable Assets, at December 31,
          Natural gas distribution                                               $81,250,030        $75,630,741    $68,528,774
          Natural gas transmission                                                23,981,989         19,292,524     17,792,415
          Propane distribution                                                    20,791,588         18,855,507     16,949,431
          Advanced information services                                            1,496,418          1,635,100      3,196,064
          Other                                                                    3,617,885          3,380,108      1,803,933
                                                                          -----------------------------------------------------
                Total identifiable assets                                       $131,137,910       $118,793,980   $108,270,617
                                                                          -----------------------------------------------------

      * All significant intersegment revenues have been eliminated from consolidated revenues.

(c)  Narrative Description of Business

The Company is engaged in four primary business activities: natural gas transmission; natural gas distribution; propane distribution; and advanced information services. In addition to the four primary groups, Chesapeake has three subsidiaries engaged in other service related businesses. During 1996 and 1994, no individual customer accounted for 10% or more of operating revenues.
In 1995, the Company had sales to one customer, Texaco Refining and Marketing, an industrial interruptible customer of Eastern Shore, which exceeded 10% of total revenue. Total sales to this customer were approximately $10.6 million or 10.2% of total revenue during 1995.

  (i) (a)  Natural Gas Transmission

  Eastern Shore, the Company's wholly owned transmission subsidiary, operates an interstate pipeline that delivers gas to five utility and thirteen industrial customers in Delaware and the Eastern Shore of Maryland. Eastern Shore is the sole source of gas supply for Chesapeake's Maryland and Delaware divisions and for two unaffiliated distribution entities. During 1996 and previously, Eastern Shore was not an open access pipeline (see competition within natural gas industry) which would provide transportation service to all customers. However, Eastern Shore has authority from the Federal Energy Regulatory Commission ("FERC") to provide firm transportation to two of its customers for gas they own and deliver to Eastern Shore for redelivery.

  Natural Gas Supply

  General. Eastern Shore has firm contracts with three major interstate pipelines, Transcontinental Gas Pipe Line Corporation ("Transco"), Columbia Gas Transmission Corporation ("Columbia") and Columbia Gulf Transmission Corporation ("Gulf"), all of which are open access pipelines.

  Eastern Shore's contracts with Transco include: (a) firm transportation capacity of 22,900 Mcf per day, which expires in 2005; (b) firm transportation capacity of 500 Mcf per day for December through February, which expires in 2006; (c) three firm bundled storage services providing a peak day entitlement of 7,046 Mcf and a total capacity of 278,264 Mcf; and (d) two unbundled storage services with a total capacity of 432,663 Mcf.

  Eastern Shore's contracts with Columbia include: (a) firm transportation capacity of 1,481 Mcf per day, which expires in 2004; (b) firm transportation capacity of 1,971 Mcf per day, which commences in 1997 and expires in 2017;
  (c) firm transportation capacity of 869 Mcf per day, which commences in 1998 and expires in 2018; (d) firm transportation capacity of 869 Mcf per day, which commences in 1999 and expires 2019; and (e) firm transportation capacity of 192 Mcf per day for April through August, which expires in 2003. Eastern Shore's contracts with Columbia also include: (a) firm storage service providing a peak day entitlement of 10,525 Mcf and a total capacity of 509,954 Mcf, which expires in 2004; (b) firm storage service providing a peak day entitlement of 1,150 Mcf and a total capacity of 103,459 Mcf, which commences in 1997 and expires in 2017; (c) firm storage service providing a peak day entitlement of 563 Mcf and a total capacity of 50,686 Mcf, which commences in 1998 and expires in 2018; and (d) firm storage service providing a peak day entitlement of 563 Mcf and a total capacity of 50,686 Mcf, which commences in 1999 and expires in 2019.

  Eastern Shore's contract with Gulf is for firm transportation of 1,510 Mcf per day, which also expires in 2004.

  Eastern Shore currently has contracts for the purchase of firm natural gas supplies with five reputable suppliers. These five supply contracts provide a maximum firm daily entitlement of 20,469 Mcf, which is transported by both Transco and Columbia under Eastern Shore's firm transportation contracts. The gas purchase contracts have various expiration dates.

  Adequacy of Gas Supply. Eastern Shore's firm natural gas obligations to its customers, including Chesapeake's Delaware and Maryland utility divisions, are 40,237 Mcf for peak days and 9,180,203 Mcf on an annual basis. Eastern Shore's maximum daily firm transportation capacity on the Transco and Columbia systems is 42,452 Mcf per day. Currently, Eastern Shore's firm daily peak supply is 38,540 Mcf and its total annual firm supply is 6,032,665 Mcf. This is equivalent to 96% of Eastern Shore's firm daily demand and approximately 66% of its annual firm demand being satisfied by firm supply sources. To meet the difference between firm supply and firm demand, Eastern Shore obtains gas supply on the "spot market" from various other suppliers which is transported by Transco and/or Columbia and sold to Eastern Shore's customers as needed. The Company believes that Eastern Shore's available firm and "spot market" supply is ample to meet the anticipated needs of Eastern Shore's customers.

  There was no curtailment of firm gas supply to Eastern Shore in 1996, nor does Eastern Shore anticipate any such curtailment during 1997.

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

  To a lesser extent than price, availability of equipment and operational efficiency are also factors in competition among fuels, primarily in residential and commercial settings. Heating, water heating and other domestic or commercial equipment is generally designed for a particular energy source, and especially with respect to heating equipment, the cost of conversion is a dis-incentive for individuals and businesses to change their energy source.

  Competition within the Natural Gas Industry. FERC Order 636 enables all natural gas suppliers to compete for customers on an equal footing. Under this open access environment, interstate pipeline companies have unbundled the traditional components of their service -- gas gathering, transportation and storage from the sale of the commodity. If they choose to be a merchant of gas, they must form a separate marketing operation independent of their pipeline operations. Hence, gas marketers have developed as a viable option for many companies because they are providing expertise in gas purchasing along with collective purchasing capabilities which, when combined, may reduce end-user cost.

  Currently, Eastern Shore is not an open access pipeline and is permitted to transport gas for only two of its existing customers. Thus, most of Eastern Shore's customers, including Chesapeake's Maryland and Delaware utility divisions, and, in turn, customers of these divisions, do not have the capability of directly contracting for alternative sources of gas supply and have Eastern Shore transport the gas to them. In December 1995, Eastern

  Shore applied to the FERC for a blanket certificate authorizing open access transportation service on its pipeline system (see open access plan filing below). The implementation of open access transportation service, expected to occur during 1997, will provide all of Eastern Shore's customers with the opportunity to transport gas over its system at FERC regulated rates. For further discussion, see "Open Access Plan Filing" and Management Discussion and Analysis of financial condition and results of operations.

  Rates and Regulation

  General. Eastern Shore is subject to regulation by the FERC as an interstate pipeline and the Delaware Public Service Commission ("Commission") as a supplier of gas to industrial customers in the state of Delaware. The FERC regulates the provision of service, terms and conditions of service, and the rates and fees Eastern Shore can charge its transportation and sale for resale customers. In addition, the FERC regulates the rates Eastern Shore is charged for transportation and transmission line capacity or services provided by Transco and Columbia. Eastern Shore's direct sales rates to industrial customers are currently not regulated. The rates for such sales are established by contracts negotiated between Eastern Shore and each industrial customer.

  After Eastern Shore becomes an open access pipeline, the FERC will have sole regulatory authority over Eastern Shore. Accordingly, the Delaware Public Service Commission will cease having any regulatory authority over Eastern Shore.

  The rates for Eastern Shore's "sale for resale" customers (i.e., sales to its utility customers) are subject to a purchased gas adjustment clause. Eastern Shore's firm industrial contracts generally include tracking provisions that permit automatic adjustment for the full amount of increases or decreases in Eastern Shore's suppliers' firm rates.

  Regulatory Proceedings

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

  On August 17, 1995, the FERC issued an Order approving an Offer of Settlement submitted by Eastern Shore. The Order approved a change in Eastern Shore's PGA methodology retroactive to June 1, 1994, which will result in a rate reduction of approximately $234,000 per year. The estimated liability that the Company had accrued for the potential refund was significantly greater than the rate reduction ordered. Accordingly, Eastern Shore reversed a large portion of the liability that it had accrued. This reversal contributed $1,385,000 to pre-tax earnings or $833,000 to after-tax earnings during the third quarter of 1995.

  In connection with the FERC Order, Eastern Shore applied in December 1995, to the FERC for a blanket certificate authorizing open access transportation service on its pipeline system. For further discussion see "Open Access Plan Filing" below.

  Delaware City Compressor Station Filing. On December 5, 1995, Eastern Shore filed an application before the FERC pursuant to Sections 7(b) and (c) of the Natural Gas Act for a certificate of public convenience and necessity authorizing Eastern Shore to: (1) construct and operate a 2,170 horsepower compressor station in Delaware City, New Castle County, Delaware on a portion of its existing pipeline system known as the "Hockessin Line", such new station to be known as the "Delaware City Compressor Station"; (2) construct and operate slightly less than one mile of 16-inch pipeline in Delaware City, New Castle County, Delaware to tie the suction side of the proposed Delaware City Compressor Station into the Hockessin Line; and (3) increase the maximum allowable operating pressure ("MAOP") from 500 PSIG to 590 PSIG on
  28.7 miles of Eastern Shore's pipeline from Eastern Shore's existing Bridgeville Compressor Station in Bridgeville, Sussex County, Delaware to its terminus in Salisbury, Wicomico County, Maryland.

  The compressor facility and associated piping are needed to stabilize capacity on Eastern Shore's system as a result of steadily declining inlet pressures at the Hockessin interconnect with Transcontinental Gas Pipe Line Corporation. Construction of the facilities started during the second half of 1996. The proposed in-service date of the facilities is March 19, 1997. Eastern Shore estimates the total cost of the compressor facilities to be $6.9 million.

  The proposed facilities would also enable Eastern Shore to provide additional firm services to several of its customers who have executed agreements for the additional firm service for terms of 10 and 20 years. Eastern Shore also requested authorization to abandon 100 Mcf per day of firm sales service to one of its direct sales customers.

  On September 28, 1996 the FERC issued its Final Order, which:
    . authorized Eastern Shore to construct and operate the facilities requested in its application;
    . authorized Eastern Shore to roll-in the cost of the facilities into its existing rates if the revenues from the increase in services exceed the cost associated with the expansion portion of the project;
    . denied Eastern Shore the authority to increase the level of sales and storage service it provides its customers until it completes its restructuring in its open access proceeding; and
    . authorized Eastern Shore to abandon the 100 Mcf per day of firm sale service, to one of its direct sale customers.

  Rate Case Filing. On October 15, 1996 Eastern Shore filed for a general rate increase with the FERC. The filing proposed an increase in Eastern Shore's jurisdictional rates that would generate additional annual operating revenue of approximately $1,445,000. Eastern Shore also stated in the filing that it intended to use the cost-of-service submitted in the general rate increase filing to develop rates in the pending Open Access Docket. The Commission, by letter order dated November 14, 1995, suspended the tariff sheets for the maximum five-month period as allowed by Commission regulation.

  On March 4, 1997, a pre-hearing conference was conducted at FERC's office to establish a procedural schedule to establish a preliminary list of contested issues and to advise the Presiding Judge of any matters which need to be resolved. Hearings are tentatively scheduled to start in 1997.

  Open Access Filing. On December 29, 1995, Eastern Shore filed its abbreviated application for a blanket certificate of public convenience and necessity authorizing the transportation of natural gas on behalf of others.

  Eastern Shore proposed to unbundle the sales and storage services it currently provides. Customers receiving firm sales and storage services on Eastern Shore (the "Converting Customers") would receive entitlements to firm transportation service on Eastern Shore's pipeline in a quantity equivalent to their current service rights. Eastern Shore proposed to retain some of its pipeline entitlements and storage capacity for operational issues and to facilitate "no-notice" (no prior notification required to receive service) transportation service on its pipeline system. Eastern Shore will release or assign to the remaining Converting Customers the firm transportation capacity, including contract storage, it holds on its upstream pipelines so that the Converting Customers can become direct customers of such upstream pipelines. Converting Customers who previously received bundled sales service having no-notice characteristics will have the right to elect no-notice firm transportation service.

  With respect to cost classification, allocation and rate design, Eastern Shore proposes to implement straight fixed variable ("SFV") cost classification. In order to accomplish a change from its current modified fixed variable ("MFV") rate design, Eastern Shore made a Section 4 rate filing with the FERC on January 17, 1997.

  During 1996, numerous technical conferences were held at the FERC's office in Washington, D.C. to review the proposed Open Access tariff. On December 2, 1996, Eastern Shore filed a revised Pro-forma Open Access tariff. A technical conference was conducted on December 12, 1996 to discuss Eastern Shore's filing. As a result of the technical conference, Eastern Shore formally filed a revised Open Access tariff including rate schedules on January 17, 1997. The filing included a proposed effective date, the latter of May 1, 1997 or the effective date of the Open Access blanket certificate. Since January 17, 1997, several parties have filed comments. Eastern Shore filed reply comments and a technical was convened on March 4, 1997. As a result of the March 4 technical conference, Eastern Shore will be submitting a revised proposal to the parties in an effort to gain consensus on the major issues. While at this time it is impossible to predict the exact timing of the implementation of Open Access on Eastern Shore's system, significant progress has been made, and management expects that implementation will occur sometime during the second or third quarter.

  (i) (b) Natural Gas Distribution

  Chesapeake distributes natural gas to approximately 34,700 residential, commercial and industrial customers in southern Delaware, the Salisbury and Cambridge, Maryland areas on Maryland's Eastern Shore, and Central Florida. These activities are conducted through three utility divisions, consisting of one division in Delaware, one division in Maryland and one division in Florida. In 1993, the Company started natural gas supply management services in the state of Florida under the name of Peninsula Energy Services Company ("PESCO").

  Delaware and Maryland. The Delaware and Maryland divisions serve approximately 26,160 customers, of which approximately 26,050 are residential and commercial customers purchasing gas primarily for heating purposes. Residential and commercial customers account for approximately 69% of the volume delivered by the divisions, and 78% of the divisions' revenue, on an annual basis. The divisions' industrial customers purchase gas, primarily on an interruptible basis, for a variety of manufacturing, agricultural and other uses. Most of Chesapeake's customer growth in these divisions comes from new residential construction utilizing gas heating equipment.

  Florida. The Florida division distributes natural gas to approximately 8,450 residential and commercial and 87 industrial customers in Polk, Osceola and Hillsborough Counties. Currently 42 of the division's industrial customers, which are engaged primarily in the citrus and phosphate industries and electric cogeneration, and purchase and transport gas on a firm and interruptible basis, account for approximately 90% of the volume delivered by the Florida division, and 62% of the division's natural gas sales and transportation revenues, on an annual basis. The Company's Florida division also provides natural gas supply services to compete in the open access environment. Currently, nineteen customers receive such management service which generated operating income of $209,000 in 1996.

  Natural Gas Supply

  Delaware and Maryland. Chesapeake's Delaware and Maryland utility divisions receive all of their gas supply requirements from Eastern Shore. The divisions purchase most of this gas under contracts with Eastern Shore which extend through November 1, 2000. The contracts provide for the purchase of 15,629 firm Mcf daily (up to a maximum of 5,704,585 Mcf annually). The divisions have additional firm supplies available under contract with Eastern Shore for peak demand periods occurring during the winter heating season. These contracts, which are renewable on a year-to-year basis, provide for the purchase of up to 450 Mcf daily (up to a maximum of 13,500 Mcf annually) of peaking service. In addition, the divisions have contracted with Eastern Shore for firm and interruptible storage capacity. On days when gas volumes available to the divisions from Eastern Shore are greater than their requirements, gas is injected into storage and is then available for withdrawal to meet heavier winter loads. These storage contracts also permit the utility divisions to purchase lower cost gas during the off-peak summer season. Effective July 1, 1996, the storage capacity under contract with Eastern Shore totaled 820,220 Mcf, with a firm peak daily withdrawal entitlement of 14,606 Mcf. On those days when requirements exceed these contract pipeline supplies, the divisions have propane-air injection facilities for peak shaving.

  Eastern Shore has no authority to transport natural gas purchased from a third party for the Delaware and Maryland divisions currently; however, while Chesapeake's divisions have no direct access to "spot market" gas, they benefit from Eastern Shore's ability to obtain "spot market" gas and the resulting reductions in Eastern Shore's rates. After Eastern Shore becomes an open access pipeline the Delaware and Maryland divisions will assume the responsibility of purchasing their natural gas requirements. The two divisions could contract with a natural gas supply management company or handle the process internally.

  Florida. The Florida division receives transportation service from Florida Gas Transmission Company ("FGT"), a major interstate pipeline. Chesapeake has contracts with FGT for: (a) daily firm transportation capacity of 20,523 dekatherms in May through September , 27,105 dekatherms in October, and 26,919 dekatherms in November through April under FGT's firm transportation service (FTS-1) rate schedule; (b) daily firm transportation capacity of 5,100 dekatherms in May through October, and 8,100 dekatherms in November through April under FGT's firm transportation service (FTS-2) rate schedule; (c) preferred interruptible transportation service up to 2,300,000 dekatherms annually under FGT's preferred transportation service (PTS-1) rate schedule; and (d) daily interruptible transportation capacity of 20,000 dekatherms under FGT's interruptible transportation services (ITS-1) rate schedule. The firm transportation contract (FTS-1) expires on August 1, 2000 with the Company retaining a unilateral right to extend the term for an additional ten years. After the expiration of the primary or secondary term, Chesapeake has the right to first refuse to match the terms of any competing bids for the capacity. The firm transportation contract (FTS-2) expires on March 1, 2015. The preferred interruptible contract expires on the earlier of: (a) the effective date of FGT's first rate case which includes costs for phase III expansion or (b) August 1, 1995, and/or (c) August 1 of any subsequent year, provided that FGT or Chesapeake gives to the other at least one hundred eighty
  (180) days written notice prior to such August 1. The interruptible transportation contract is effective until August 1, 2010 and month to month thereafter unless canceled by either party with thirty days notice.

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

  Adequacy of Gas Supply. The Company believes that Eastern Shore's available firm and interruptible supply is ample to meet the anticipated needs of the Company's Delaware and Maryland natural gas distribution divisions. Availability of gas supply to the Florida division is also expected to be adequate under existing arrangements. Moreover, additional supply sources have become available as a result of FGT becoming an open access pipeline.

  Competition within the Natural Gas Industry. Historically, Chesapeake's Florida division has been supplied solely by FGT. In 1990, FGT became an open access pipeline. The Florida division's large industrial customers now have the option of remaining with the Florida division for gas supply or obtaining alternative supplies from gas marketers or other suppliers. These conditions have increased competition between Chesapeake's Florida division, gas marketers and other natural gas providers for industrial customers in Central Florida.

  Eastern Shore has an open access filing and associated rate filing pending before the FERC. When Eastern Shore becomes an open access pipeline, certain customers in Chesapeake's Delaware and Maryland distribution divisions will be able to purchase gas from third party gas suppliers in accordance with regulations established through the respective state commissions.

  Rates and Regulation

  General. Chesapeake's natural gas distribution divisions are subject to regulation by the Delaware, Maryland and Florida Public Service Commissions with respect to various aspects of the Company's business, including the rates for sales to all of their customers in each jurisdiction. All of Chesapeake's firm distribution rates are subject to purchased gas adjustment clauses, which match revenues with gas costs and normally allow eventual full recovery of gas costs. Adjustments under these clauses require periodic filings and hearings with the relevant regulatory authority, but do not require a general rate proceeding. Rates on interruptible sales by the Florida division are also subject to purchased gas adjustment clauses.

  Management monitors the rate of return in each jurisdiction in order to ensure the timely filing of rate adjustment applications.

  Regulatory Proceedings

  Maryland. On July 31, 1995, Chesapeake's Maryland division filed an application with the Maryland Public Service Commission ("MPSC") requesting a rate increase of $1,426,711 or 17.09%. The two largest components of the increase were attributable to environmental costs and a new customer information system, implemented in 1995. The request included a return on equity of 13%.

  On November 30, 1995, the MPSC issued an order approving a settlement proposal of a $975,000 increase in annual base rates effective for gas provided on or after December 1, 1995. As required in the settlement of the rate case, the Company filed a cost of service study with the MPSC on June 28, 1996. The purpose of a cost of service study is to allocate revenue among customer or rate classifications. The filing also included proposals for: restructuring sales services that more closely reflect the cost of serving commercial and industrial customers, the unbundling of gas costs from distribution system costs, revisions to sharing of interruptible margins between firm ratepayers and the Company and new services that would allow customers using more than 30,000 Ccf of gas per year to purchase gas from suppliers other than the Company.

  After negotiations with MPSC staff and other interested parties, a settlement was reached on most sales service issues and a proposed order was issued by the Hearing Examiner on March 7, 1997. Commission action on the proposed order is still pending. The settlement includes:

     1. Class revenue requirements and restructured sales services which provide for separate firm commercial and industrial rate schedules for general service, medium volume, large volume and high load factor customer groups;

     2.  Unbundling of gas costs from distribution charges;

     3. A new gas cost recovery mechanism, which utilizes a projected period under which the fixed cost portion of the gas rate will be forecasted on an annual basis and the commodity cost portion of the gas rate will be estimated quarterly, based on projected market prices; and

     4. Interruptible margins will continue to be shared, 90% to customers and 10% to the Company, but distribution costs incurred for incremental load additions can be recovered with carrying charges utilizing 100% of the incremental margin if the payback period is within three years.

  At the request of MPSC staff, consideration of the new transportation services has been postponed because Eastern Shore's open access filing is still pending before the FERC. It is expected that these services will be addressed in the spring of 1997.

  Delaware. On April 4, 1995, Chesapeake's Delaware division filed an application with the Delaware Public Service Commission ("DPSC") requesting a rate increase of $2,751,000 or 14% over current rates. The largest component, representing a third of the total requested increase, is attributable to projected costs associated with the remediation proposed by the Environmental Protection Agency ("EPA") of the site of a former coal gas manufacturing plant operated in Dover, Delaware. The Company and the DPSC agreed to separate the environmental recovery from the rate increase so each could be addressed individually.

  On December 20, 1995, the DPSC approved an order authorizing a $900,000 increase to base rates effective January 1,1996. The Company had interim rates subject to refund in effect starting June 3, 1995 to collect $1.0 million on an annualized basis. A refund of $42,000 was calculated and used to offset environmental costs incurred.

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

  On December 15, 1995, Chesapeake's Delaware division filed its rate design proposal with the DPSC to initiate Phase II of this proceeding. The principal objective of the filing was to prepare the Company for an increasingly competitive environment anticipated in the near future when Eastern Shore becomes an open access pipeline. This initial filing proposed new rate schedules for commercial and industrial sales service, individual pricing for interruptible negotiated contract rates, a modified purchased gas cost recovery mechanism and a natural gas vehicle tariff.

  On May 15, 1996, the Delaware division filed its proposal relating to transportation and balancing services with the DPSC which proposed that transportation of customer owned gas be available to all commercial and industrial customers with annual consumption over 30,000 Ccf per year.

  A tentative settlement proposal which was submitted to the DPSC Hearing Examiner on November 22, 1996. On January 23, 1997 the DPSC Hearing Examiner issued his proposed findings and recommendations supporting the parties settlement proposal for final DPSC approval. On February 4, 1997 the DPSC approved an order authorizing new service offerings and rate design for services rendered on and after March 1, 1997.

The approved changes include:

    1. Restructured sales services which provide commercial and industrial customers with various service classifications such as general service, medium volume, large volume and high load factor services;

    2. A modified purchased gas cost recovery mechanism which takes into consideration the unbundling of gas costs from distribution charges as well as charging certain firm service classifications different gas cost rates based on a customers' load factor;

    3. The implementation of a mechanism for sharing interruptible, capacity release and off-system sales margins between firm sales customers and the Company, with changing margin sharing percentages based on the level of total margin; and

    4. Provision for transportation and balancing services for commercial and industrial customers with annual consumption over 30,000 Ccf per year to transport customer-owned gas on the Company's distribution system.

Florida. On September 28, 1995, the Florida Public Service Commission issued an order finalizing the Florida division's 1994 amount of overearnings. The division was found to have exceeded its allowed rate of return equity ceiling of 12% by $62,000. As a result of an agreement reached February 6, 1995, the excess earnings were deferred until 1995. The same agreement capped the Florida Division's 1995 return on equity at 12% plus or minus the result of subtracting the average yield of 30-year U.S. Treasury bonds for the period of October, November and December, 1994 from the average yield of 30-year U.S. Treasury bonds for October, November and December 1995, not to exceed 50 basis points in either direction. As a result, the Florida Division's return on equity for 1995 was lowered to a midpoint of 10.5% for determining the level of overearnings. For 1995, the Florida Division was found to have exceeded its allowed rate of return equity ceiling of 11.5% by $230,000. On January 21, 1997 the Florida Public Service Commission voted to allow the division to apply the total overearnings for 1994 and 1995 in the amount of $292,000 to its environmental reserve. The Commission Order affirming this decision was issued in February, 1997.

(i) (c)  Propane Distribution

Chesapeake's propane distribution group consists of Sharp Energy, Inc. ("Sharp Energy"), a wholly owned subsidiary of Chesapeake, and its wholly owned subsidiary, Sharpgas, Inc. ("Sharpgas").

On March 6, 1997, Chesapeake acquired all of the outstanding shares of Tri-County Gas Company, Inc. ("Tri-County"), a family-owned and operated propane distribution business located in Salisbury and Pocomoke, Maryland. The combined operations of the Company and Tri-County served approximately 32,000 propane customers on the Delmarva Peninsula and delivered approximately 30-million retail and wholesale gallons of propane during 1996.

Sharpgas stores and distributes propane to approximately 23,100 customers on the Delmarva Peninsula. The propane distribution business is affected by many factors such as seasonality, the absence of price regulation and competition among local providers.

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

The Company purchases propane primarily from suppliers, including major domestic oil companies and independent producers of gas liquids and oil. Supplies of propane from these and other sources are readily available for purchase by the Company. Supply contracts generally include minimum (not subject to a take-or-pay premiums) and maximum purchase provisions.

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

Propane competes with both fuel oil and electricity as an energy source.
Propane competes against fuel oil based upon cleanliness and its environmental advantages. Propane is also typically less expensive than both fuel oil and electricity based on equivalent BTU value. Because natural gas has historically been less expensive than propane, propane is generally not distributed in geographic areas serviced by natural gas pipeline or distribution systems.

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

(i) (d) Advanced Information Services

Chesapeake's advanced information services segment is comprised of United Systems, Inc. ("USI") and Capital Data Systems, Inc. ("CDS"), both wholly owned subsidiaries of the Company. CDS provided programming support for application software, until the first quarter of 1997, at which time they disposed of substantially all of their assets.

USI is an Atlanta-based company that primarily provides support for users of PROGRESS/(R)/, a fourth generation computer language and Relational Database Management System. USI offers consulting, training, software development "tools" and customer software development for its client base, which includes many large domestic and international corporations.

The advanced information services businesses face significant competition from a number of larger competitors having substantially greater resources available to them than the Company. In addition, changes in the advanced information services businesses are occurring rapidly, which could adversely impact the markets for the Company's products and services.

(i) (e)  Other Subsidiaries

Skipjack, Inc. ("Skipjack") and Chesapeake Investment Company ("Chesapeake Investment"), are wholly owned subsidiaries of Chesapeake Service Company. Skipjack owns and leases to affiliates, two office buildings in Dover, Delaware. Chesapeake Investment is a Delaware affiliated investment company.

On March 6, 1997, in connection with the acquisition of Tri-County, the Company acquired Eastern Shore Real Estate, Inc. ("ESR"), which will become a wholly owned subsidiary of Chesapeake Service Company. ESR owns and leases office buildings to affiliates and external companies.

(ii) Seasonal Nature of Business

Revenues from the Company's residential and commercial natural gas sales and from its propane distribution activities are affected by seasonal variations, since the majority of these sales are to customers using the fuels for heating purposes. Revenues from these customers are accordingly affected by the mildness or severity of the heating season.

(iii)  Capital Budget

The Company's current capital budget for 1997 contemplates expenditures totaling approximately $18.9 million. The total includes approximately $8.5 million for Chesapeake's natural gas distribution divisions, consisting mainly of extensions to and replacements of the distribution facilities and related equipment; $4.5 million for natural gas transmission operations, providing principally for improvements to the pipeline system and for finishing construction of a compressor station in Delaware City, $3.8 million for environmental related expenditures, $1.8 million for propane distribution, principally for the purchase of storage facilities, additional tanks and the construction of a new operation center in Pocomoke, Maryland; $150,000 for computer hardware, furniture and fixtures for the Company's advanced information services group; along with $150,000 for general plant. These capital requirements are expected to be financed by cash flow provided by the Company's operating activities short-term borrowing, and the issuance of long-term debt, common equity or a combination thereof.

(iv)  Employees

The Company has 338 employees including 131 natural gas distribution employees, 18 natural gas transmission employees, 97 propane distribution employees and 49 advanced information services employees. The remaining 43 employees are considered general and administrative and include officers of the Company and treasury, accounting, data processing, planning, human resources and other administrative personnel. The acquisition of Tri-County will add approximately 43 employees to the total number of employees of the Company.

Item 2.   Properties

(a)  General

The Company owns offices and operates buildings in Salisbury, Cambridge, and Princess Anne, Maryland; Dover, Seaford, Laurel and Georgetown, Delaware; and Winter Haven, Florida, and rents office space in Dover, Delaware; Plant City, Florida; Chincoteague and Belle Haven, Virginia; Easton and Pocomoke, Maryland; and Atlanta, Georgia. In general, the properties of the Company are adequate for the uses for which they are employed. Capacity and utilization of the Company's facilities can vary significantly due to the seasonal nature of the natural gas and propane distribution businesses.

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

(c)  Natural Gas Transmission

Eastern Shore owns approximately 271 miles of transmission lines extending from Parkesburg, Pennsylvania to Salisbury, Maryland. Eastern Shore also owns three compressor stations located in Delaware City, Delaware, Daleville, Pennsylvania and Bridgeville, Delaware. The Delaware City compressor station is currently under construction with a proposed in-service date of March 19,1997. The Delaware City compressor facility and associated piping are needed to stabilize capacity on Eastern Shore's system as a result of steadily declining inlet pressures at the Hockessin interconnect with Transcontinental Gas Pipe Line Corporation. The Daleville station is utilized to increase Columbia supply pressures to match Transco supply pressures, and to increase Eastern Shore's pressures in order to serve Eastern Shore's firm customers' demands, including demands from Chesapeake's Delaware and Maryland divisions. The Bridgeville station is being used to provide increased pressures required to meet the demands on the system.

(d)  Propane Distribution

Sharpgas owns bulk propane storage facilities with an aggregate capacity of 1,482,000 gallons at 26 plant facilities in Delaware, Maryland and Virginia, located on real estate it either owns or leases.

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

In October 1989, the Environmental Protection Agency Region III ("EPA") listed the Dover Site on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund"). At that time under CERCLA, both the State of Delaware and the Company were named as potentially responsible parties ("PRP") for clean-up of the site.

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

On November 18, 1994, EPA issued a "Special Notice Letter" (the "Letter") to Chesapeake and three other PRPs. The Letter includes, inter alia, (1) a demand
                                                      ----- ----
for payment by the PRPs of EPA's past costs (estimated to be approximately $300,000) and future costs incurred overseeing Site work; (2) notice of EPA's commencement of a 60 day moratorium on certain EPA response activities at the Site; (3) a request by EPA that Chesapeake and the other PRPs submit a "good faith proposal" to conduct or finance the work identified in the ROD; and (4) proposed consent orders by which Chesapeake and other parties may agree to perform the good faith proposal.

In January 1995, Chesapeake submitted to the EPA a good faith proposal to perform a substantial portion of the work set forth in the ROD, which was subsequently rejected . The Company and the EPA each attempted to secure voluntary performance of part of the remediation by other parties. These parties include the State of Delaware, which is the owner of the property and was identified in the ROD as a PRP, and a business identified in the ROD as a PRP for having contributed to ground-water contamination.

On May 17, 1995, EPA issued an order to the Company under section 106 of CERCLA (the "Order"), which requires the Company to fund or implement the ROD. The Order was also issued to General Public Utilities Corporation, Inc. ("GPU"), which both EPA and the Company believe is liable under CERCLA. Other PRPs such as the State of Delaware were not ordered to perform the ROD. EPA may seek judicial enforcement of its Order, as well as significant financial penalties for failure to comply. Although notifying EPA of objections to the Order, the Company agreed to comply. GPU informed EPA that it does not intend to comply with the Order.

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

In July 1996, the Company commenced the design phase of the ROD, on-site pre-design and investigation. A pre-design investigation report ("the report") was filed in October 1996 with the EPA. The report, which requires EPA approval, will provide up to date status on the site, which the EPA will use to determine if the remedial design selected in the ROD is still the appropriate remedy.

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

As of December 31, 1996, the Company has incurred approximately $4.2 million in costs relating to environmental testing and remedial action studies. In 1990, the Company entered into settlement agreements with a number of insurance companies resulting in proceeds to fund actual environmental costs incurred over a five to seven-year period beginning in 1990. In December 1995, the Delaware Public Service Commission, authorized recovery of all unrecovered environmental cost incurred by a means of a rider (supplement) to base rates, applicable to all firm service customers. The costs would be recovered through a five-year amortization offset by the deferred tax benefit associated with those environmental costs. The deferred tax benefit equals the projected cashflow savings realized by the Company in connection with a reduced income tax liability due to the possibility of accelerated deduction allowed on certain environmental costs when incurred. Each year a new rider rate will be calculated to become effective December 1. The rider rate will be based on the amortization of expenditures through September of the filing years plus amortization of expenses from previous years. The advantage of the rider is that it is not necessary to file a rate case every year to recover expenses incurred. As of December 31, 1996, the unamortized balance and amount of environment cost not included in the rider, effective January 1, 1997 was $1,206,000 and $191,000, respectively. With the rider mechanism established, it is management's opinion that these costs and any future cost, net of the deferred income tax benefit, will be recoverable in rates.

(b)  Salisbury Town Gas Light Site

In cooperation with the Maryland Department of the Environment ("MDE"), the Company has completed an assessment of the Salisbury manufactured gas plant site. The assessment determined that there was localized contamination of ground-water. A remedial design report was submitted to MDE in November 1990 and included a proposal to monitor, pump and treat any contaminated ground-water on-site. Through negotiations with the MDE, the remedial action workplan was revised with final approval from MDE obtained in early 1995. The remediation process for ground-water was revised from pump-and-treat to Air Sparging and Soil-Vapor Extraction, resulting in a substantial reduction in overall costs. During 1996, the Company completed construction and began remediation procedures at the Salisbury site and will be reporting on an ongoing basis the remediation and monitoring results to the Maryland Department of the Environment.

The cost of remediation is estimated to range from $140,000 to $190,000 per year for operating expenses. Based on these estimated costs, the Company recorded both a liability and a deferred regulatory asset of $650,088 on December 31, 1996, to cover the Company's projected remediation costs for this site. The liability payout for this site is expected to be over a five-year period. As of December 31, 1996, the Company has incurred approximately $2.2 million for remedial actions and environmental studies and has charged such costs to accumulated depreciation. In January 1990, the Company entered into settlement agreements with a number of insurance companies resulting in proceeds to fund actual environmental costs incurred over a three to five-year period beginning in 1990. The final insurance proceeds were requested and received in 1992. In December 1995, the Maryland Public Service Commission approved recovery of all environmental cost incurred through September 30, 1995 less amounts previously amortized and insurance proceeds. The amount approved for a 10-year amortization was $964,251. Of the $2.2 million in costs reported above, approximately $417,000 has not been recovered through insurance proceeds or received ratemaking treatment. It is management's opinion that these costs incurred and future costs incurred, if any, will be recoverable in rates.

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

Additional contamination assessment activities were conducted at the site in late 1992 and early 1993. In March 1993, a Contamination Assessment Report Addendum ("CAR Addendum") was delivered to FDEP. The CAR Addendum concluded that soil and ground-water impacts have been adequately delineated as a result of the additional field work. The FDEP approved the CAR and CAR Addendum in March of 1994. The next step is a Risk Assessment ("RA") and a Feasibility Study ("FS") on the site. A draft of the RA and FS were filed with the FDEP during 1995; however, until the RA and FS are not complete until accepted as final by the FDEP. On May 10, 1996, CFGC transmitted to FDEP an Air Sparging and Soil Vapor Extraction Pilot Study Work Plan for FDEP's review and approval. The Work Plan described CFCG's proposal to undertake an Air Sparging and Soil Vapor Extraction pilot study to evaluate the effectiveness of air sparging as a groundwater remedy combined with soil vapor extraction at the Property. CFGC is currently awaiting FDEP's comments to the Work Plan. It is not possible to determine whether remedial action will be required by FDEP and, if so, the cost of such remediation.

The Company has spent approximately $660,000, as of December 31, 1996, on these investigations, and expects to recover these expenses, as well as any future expenses, through base rates. These costs have been accounted for as charges to accumulated depreciation. The Company requested and received from the Florida Public Service Commission ("FPSC") approval to amortize through base rates $359,659 of clean-up and removal costs incurred as of December 31, 1986. As of December 31, 1992, these costs were fully amortized. In January 1993, the Company received approval to recover through base rates approximately $217,000 in additional costs related to the former manufactured gas plant. This amount represents recovery of $173,000 of costs incurred from January 1987 through December 1992, as well as prospective recovery of estimated future costs which had not yet been incurred at that time. The FPSC has allowed for amortization of these costs over a three-year period and provided for rate base treatment for the unamortized balance. In a separate docket before the FPSC, the Company has requested and received approval to apply a refund of 1991 overearnings of approximately $118,000 against the balance of unamortized environmental charges incurred as of December 31, 1992. As a result, these environmental charges were fully amortized as of June 1994. The FPSC issued an order in January 1997, applying a refund of $292,000, pertaining to 1994 and 1995 overearnings, toward the balance of unamortized environmental charges. Of the $660,000 in costs reported above, all costs have received ratemaking treatment. The FPSC has allowed the Company to continue to accrue for future environmental costs. At December 31, 1996, the Company has $396,000 accrued. It is management's opinion that future costs, if any, will be recoverable in rates.

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

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 10.  Executive Officers of the Registrant

Information pertaining to the Executive Officers of the Company is as follows:

    Ralph J. Adkins (age 54) (present term expires May 20, 1997).
    ---------------
    Mr. Adkins is President and Chief Executive Officer of Chesapeake. He has served as President and Chief Executive Officer since November 8, 1990. Prior to holding his present position, Mr. Adkins served as President and Chief Operating Officer, Executive Vice President, Senior Vice President, Vice President and Treasurer of Chesapeake. Mr. Adkins is also Chairman and Chief Executive Officer of Chesapeake Service Company, and Chairman and Chief Executive Officer of Sharp Energy, Inc., Tri-County Gas Company, Inc., Chesapeake Service Company and Eastern Shore Natural Gas Company, all wholly owned subsidiaries of Chesapeake. He has been a director of Chesapeake since 1989.

John R. Schimkaitis (age 49) (present term expires May 20, 1997).
-------------------
Mr. Schimkaitis is Executive Vice President, Chief Operating Officer and Assistant Treasurer. He has served as Executive Vice President since February 23, 1996. He previously served as Chief Financial Officer, Senior Vice President, Treasurer and Assistant Secretary. From 1983 to 1986 Mr. Schimkaitis was Vice President of Cooper & Rutter, Inc., a consulting firm providing financial services to the utility and cable industries. He was appointed a director of Chesapeake in February 1996.

Philip S. Barefoot (age 50) (present term expires May 20, 1997).
------------------
Mr. Barefoot joined Chesapeake as Division Manager of Florida Operations in July 1988. In May 1994 he was elected Senior Vice President of Natural Gas Operations, as well as Vice President of Chesapeake Utilities Corporation. Prior to joining Chesapeake, he was employed with Peoples Natural Gas Company where he held the positions of Division Sales Manager, Division Manager and Vice President of Florence Operations.

Michael P. McMasters (age 38) (present term expires May 20, 1997).
--------------------
Mr. McMasters is Vice President, Chief Financial Officer and Treasurer of Chesapeake Utilities Corporation. He has served as Vice President, Chief Financial Officer and Treasurer since December, 1996. He previously served as Vice President of Eastern Shore, Director of Accounting and Rates and Controller. From 1992 to May 1994, Mr. McMasters was employed as Director of Operations Planning for Equitable Gas Company.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

(a)  Common Stock Dividends and Price Ranges:

The following table sets forth sale price and dividend information for each calendar quarter during the years December 31, 1996 and 1995:

---------------------------------------------------------
                                            Dividends
                                            Declared
Quarter Ended     High      Low     Close   Per Share
---------------------------------------------------------
1996
---------------------------------------------------------
March 31         $17.000  $14.500  $16.750    $0.2325
June 30           17.875   15.875   16.000     0.2325
September 30      17.750   15.125   17.500     0.2325
December 31       18.000   16.375   16.875     0.2325
---------------------------------------------------------
1995
---------------------------------------------------------
March 31         $13.625  $12.125  $13.250    $0.2250
June 30           13.375   12.250   13.125     0.2250
September 30      14.375   12.250   14.000     0.2250
December 31       15.500   14.000   14.625     0.2250
---------------------------------------------------------

The common stock of the Company trades on the New York Stock Exchange under the symbol "CPK".

(b)  Approximate number of holders of common stock as of December 31, 1996:


                                                   Number of Shareholders
                   Title of Class                         of Record
                   --------------                         --------
         Common stock, par value $.4867                    2,213

(c)  Dividends:

During the years ended December 31, 1996 and 1995, cash dividends have been declared each quarter, in the amounts set forth in the table above.

Indentures to the long-term debt of the Company and its subsidiaries contain a restriction that the Company cannot, until the retirement of its Series I Bonds, pay any dividends after December 31, 1988 which exceed the sum of $2,135,188 plus consolidated net income recognized on or after January 1, 1989. As of December 31, 1996, the amounts available for future dividends permitted by the Series I covenant are $13.0 million.

(d) On March 6, 1997, in conjunction with the acquisition of Tri-County Gas Company, Inc., the Company issued 639,000 shares of Company stock to William P. Schneider and James R. Schneider in reliance on the private placement exemption provided by Section 4(2) of the Securities Act of 1933 and Regulation D, thereunder.

Item 6. Selected Financial Data

Finacial Highlights page from Annual Report, followed by Annual Report MD&A

FINANCIAL HIGHLIGHTS

----------------------------------------------------------------------------------------------------------------------------
                                                              (Dollars in Thousands Except Stock Data)
For the Years Ended December 31,                1996            1995             1994               1993            1992
----------------------------------------------------------------------------------------------------------------------------
Operating
     Operating revenues                         $119,330        $104,020         $98,572            $85,873         $75,935
     Operating income                             $9,244          $9,562          $7,227             $6,311          $5,770
     Income before cumulative effect of
         change in accounting principle
         and discontinued operations              $6,910          $7,237          $4,460             $3,914          $3,475
     Cumulative effect of change in
         accounting principle                                                                           $58
     Income from discontinued operations                                                                                $74
     Net income                                   $6,910          $7,237          $4,460             $3,972          $3,549
----------------------------------------------------------------------------------------------------------------------------
Balance Sheet
     Gross plant                                $127,961        $115,283        $110,023           $100,330         $91,039
     Net plant                                   $90,564         $81,716         $75,313            $69,794         $64,596
     Total assets                               $131,138        $118,794        $108,271           $100,988         $89,557
     Long-term debt, net                         $28,984         $29,795         $24,329            $25,682         $25,668
     Common stockholders' equity                 $47,153         $42,301         $37,063            $34,878         $33,126
     Capital expenditures                        $14,302         $12,100         $10,653            $10,064          $6,720
----------------------------------------------------------------------------------------------------------------------------
Common Stock
 Primary earnings per share:
         Income before cumulative effect of
            change in accounting principle
            and discontinued operations            $1.82           $1.95           $1.23              $1.10           $1.00
         Cumulative effect of change in
            accounting principle                                                                      $0.02
         Income from discontinued operations                                                                          $0.02
         Net income                                $1.82           $1.95           $1.23              $1.12           $1.02

     Average shares outstanding                3,793,467       3,701,981       3,632,413          3,556,037       3,477,244

     Fully diluted earnings per share:
         Income before cumulative effect of
            change in accounting principle
            and discontinued operations            $1.76           $1.89           $1.20              $1.08           $0.99
         Cumulative effect of change in
            accounting principle                                                                      $0.02
         Income from discontinued operations                                                                          $0.02
         Net income                                $1.76           $1.89           $1.20              $1.10           $1.01

     Average shares outstanding                4,037,048       3,950,724       3,888,190          3,816,295       3,749,130

     Cash dividends per share                      $0.93           $0.90           $0.88              $0.86           $0.86
     Book value per share                         $12.41          $11.37          $10.15              $9.76           $9.50
     Common equity/Total capitalization            61.93%          58.67%          60.37%             57.59%          56.34%
     Return on equity                              14.66%          17.11%          12.03%             11.39%          10.71%
-------------------------------------------------------------------------------------------------------------------------------
Number of Employees                                  338             335             320                326             317
Number of Registered Stockholders                  2,213           2,098           1,721              1,743           1,674
Heating Degree Days                                4,717           4,593           4,398              4,705           4,645
Heating Degree Days (10-year average)              4,596           4,586           4,564              4,588           4,598
-------------------------------------------------------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Company's capital requirements reflect the capital intensive nature of its business and are attributable principally to its construction program and the retirement of its outstanding debt. The Company relies on cash generated from operations and short-term borrowings to meet normal working capital requirements and to temporarily finance capital expenditures. During 1996, the Company's net cash provided by operating activities, net cash used by investing activities and net cash provided by financing activities were $11.3 million, $14.1 million and $3.7 million, respectively.

On January 23, 1997, the Board of Directors increased the amount the Company was authorized to borrow from various banks and trust companies from $14.0 million to a ceiling of $20.0 million. As of December 31, 1996, the Company had four unsecured bank lines of credit, each in the amount of $8,000,000. Funds provided from these lines of credit are used for short-term cash needs to meet seasonal working capital requirements and to fund portions of its capital expenditures. The outstanding balances of short-term borrowings at December 31, 1996 and 1995 were $12.0 million and $4.8 million, respectively. Based upon anticipated cash requirements in 1997, the Company may refinance the short-term debt and provide 1997 capital requirements through the issuance of long-term debt. The timing of such an issuance is dependent upon the nature of the securities involved as well as current market and economic conditions.

In 1996, the Company used cash provided by operating activities coupled with short-term borrowings to fund the capital expenditures and increases in working capital requirements. The increase in working capital was primarily due to the significant increase in natural gas and propane prices during the fourth quarter of 1996. In 1995, the Company's capital additions were funded by operating activities. In 1994, cash provided by operations increased due to the collection of a large amount of underrecovered purchased gas costs present at the end of 1993.

During 1996, 1995 and 1994, capital expenditures were approximately $14,302,000, $12,100,000 and $10,653,000, respectively. For 1997, the Company has budgeted $18.9 million for capital expenditures. This amount includes $8.5 million for natural gas distribution, $4.5 million for natural gas transmission, $3.8 million for environmental related expenditures, $1.8 million for propane distribution, $150,000 for advanced information services and $150,000 for general plant. The natural gas and propane distribution expenditures are for expansion and improvement of facilities in existing service territories.
Natural gas transmission expenditures are for improvement of the pipeline system and completion of the Delaware City compressor station. The advanced information services expenditures are for computer hardware, software and related equipment. Financing for the 1997 construction program is expected to be provided from short-term borrowings, cash from operations and from an issuance of long-term debt. The construction program is subject to continuous review and modification. Actual construction expenditures may vary from the above estimates due to a number of factors including inflation, changing economic conditions, regulation, load growth and the cost and availability of capital.

The Company expects to incur environmental related expenditures during 1997 and in future years (see Note J to the Consolidated Financial Statements), a portion of which may need to be financed through external sources. Management does not expect such financing to have a material adverse effect on the financial position or capital resources of the Company.

Capital Structure

As of December 31, 1996, common equity represented 61.9% of permanent capitalization, compared to 58.7% in 1995 and 60.4% in 1994. The Company remains committed to maintaining a sound capital structure and strong credit ratings in order to provide the financial flexibility needed to access the capital markets when required. This commitment, along with adequate and timely rate relief for the Company's regulated operations, helps to ensure that the Company will be able to attract capital from outside sources at a reasonable cost. The achievement of these objectives will provide benefits to customers and creditors, as well as to the Company's investors.

Financing Activities

On October 2, 1995, the Company finalized a private placement of $10 million of 6.91% Senior Notes due in 2010. The Company used the proceeds to retire $4,091,000 of the 10.85% Senior Notes of Eastern Shore Natural Gas Company, the Company's natural gas transmission subsidiary ("Eastern Shore"), originally due October 1, 2003. The remaining proceeds of $5,909,000 were used to repay short-term borrowings under the Company's lines of credit. The Company issued no long-term debt in 1996 and 1994. During 1996, the Company repaid a total of approximately $869,000 of long-term debt, compared to $5,018,000 and $1,291,000 in 1995 and 1994, respectively.

The Company issued 33,926, 38,660 and 30,928 shares of common stock in connection with its Automatic Dividend Reinvestment and Stock Purchase Plan during the years of 1996, 1995 and 1994, respectively.

Results of Operations

Net income for 1996 was $6,910,428, as compared to $7,236,695 for 1995. Exclusive of matters relating to the settlement and associated accruals described below, earnings in 1996 increased by $320,969. The 1995 net income reflected the settlement between Eastern Shore and the Federal Energy Regulatory Commission ("FERC") regarding Eastern Shore's purchased gas adjustment ("PGA") computation. This settlement, which was a non-recurring event, contributed $833,000 to 1995 net income due to the reversal of the excess liability for a potential refund previously recorded, and resulted in a reduction in the required level of accruals from $750,000 after tax in 1994 to $186,000 after tax in 1995. Earnings before interest and taxes ("EBIT") for the years 1996, 1995 and 1994 were $13.2 million, $13.6 million and $9.8 million.

Natural Gas Distribution

The natural gas distribution segment contributed EBIT of $7.2 million in 1996 compared to $4.7 million in both 1995 and 1994. The increase in EBIT in 1996 was due to higher gross margin partially offset by higher operating expenses.

Gross margin in 1996 increased $4.0 million due to a full year of rate increases, which went into effect in 1995, coupled with a 20% increase in deliveries to residential and commercial customers located in the Company's northern service territory. The rate increase became effective during December, 1995 for Maryland operations and interim rates were in effect during June, 1995 for Delaware operations. The rate increases were designed to increase revenues $975,000 and $900,000 annually for the Maryland and Delaware operations, respectively. The increase in deliveries to residential and commercial customers located in the Company's northern service territory was related to temperatures which were colder than the previous year.

Gross margin in 1995 increased $1.7 million due to the partial year of rate increases for the Maryland and Delaware operations in 1995 and an increase of 88% and 23% in transportation and delivery volumes, respectively, by the Florida distribution operations. These increases in Florida's volumes reflected sales to phosphate producing and citrus processing customers and to three co-generation plants.

Operations expenses for 1996 increased by $583,000 or 7% after increasing by $1.2 million or 16% in 1995 over 1994. The 1996 increases related to compensation, benefits, data processing costs, uncollectibles and regulatory expenses. The increases in 1995 related to compensation, data processing conversion costs, consulting, legal and regulatory expenses.

Maintenance expenses were slightly less in 1996 compared to 1995, when expenses were $66,000 or 7% higher than 1994 expenses due to a greater level of maintenance on meter and regulating stations. Depreciation and amortization expense increased due to plant additions placed in service during the past two years. Other taxes increased by $460,000 or 23% in 1996, partially due to the inclusion of certain state revenue related taxes in 1996.

Natural Gas Transmission

The natural gas transmission segment contributed EBIT of $2.5 million, $6.1 million and $3.0 million during 1996, 1995 and 1994, respectively. The large increase in 1995 EBIT includes the effect of the settlement between Eastern Shore and the FERC regarding Eastern Shore's PGA computation (see Note K to the Consolidated Financial Statements). The settlement, which was a non-recurring event, contributed $1.3 million to EBIT for 1995 due to the reversal of excess liability for the potential refund previously recorded, and resulted in a reduction in the required level of accruals from $1.2 million in 1994 to $289,000 in 1995. Exclusive of matters relating to the settlement and associated accruals, EBIT decreased $2.6 million in 1996, increased $890,000 in 1995 and increased $1.1 million in 1994.

The reduction in 1996 EBIT of $2.6 million was primarily the result of a decrease in gross margin on sales to industrial customers. Contributing to the increases in 1995 and 1994 EBIT were increased gross margins, primarily attributable to increased deliveries of industrial sales volumes, offset slightly by higher operating expenses.

The decline in 1996 gross margin resulted from a 67% decrease in volumes delivered, primarily reflecting decreased deliveries to two industrial interruptible customers, a municipal power plant and a methanol plant. The methanol plant shut down operations on April 1, 1996. The management of the methanol plant has indicated that they would monitor methanol prices and would re-evaluate their position as to reopening or permanently closing on or about April 1, 1997. To our knowledge, no decision has been made regarding reopening or permanently closing the methanol plant. During 1996, 1995 and 1994, deliveries to methanol and power plants contributed to gross margin approximately $284,000, $2.4 million and $1.4 million, respectively. These two customers are interruptible customers and have no ongoing commitment, contractual or otherwise, to purchase natural gas from the Company (see Note A to the Consolidated Financial Statements).

Operations expense increased 4% in 1996, primarily reflecting increased compensation and benefit related expenses. Operations expense increased by $314,000 or 14% in 1995 compared to 1994. The majority of the increases were in payroll, telemetering and legal fees.

Maintenance expense declined slightly in 1996 after declining by $47,000 or 8% in 1995. Maintenance expenses in 1994 increased by $125,000 due to the painting of a pipeline bridge structure and a higher level of natural gas main maintenance. Depreciation expense increased in 1996 due to plant placed in service during the past two years.

On October 15, 1996, Eastern Shore filed with the FERC for a rate increase of approximately $1,445,000. This increase would be effective for only revenues earned on sales to regulated customers.

In connection with the FERC Order relating to the settlement, Eastern Shore applied in December of 1995 to the FERC for a blanket certificate authorizing open access transportation service on its pipeline system. The implementation of open access transportation service, expected to occur during 1997, will provide all of Eastern Shore's customers with the opportunity to transport gas over its system at FERC regulated rates. Open access is thus likely to result in a shift of Eastern Shore's business from margins earned on sales of gas to large industrial customers to a possibly lower margin earned on transportation services. After the implementation of open access, it is expected that Eastern Shore's earnings, which in the past have been driven to a substantial extent by widely varying levels of unregulated sales, will tend to be more stable and closer to a regulated return.

Propane Distribution

The propane distribution segment contributed EBIT of $2.1 million, $1.9 million and $2.3 million for 1996, 1995 and 1994, respectively. The 1996 increase in EBIT was primarily the result of an increase in gross margin mostly offset by greater operating expenses. The 1995 decrease in EBIT was a combined impact of a decrease in gross margin coupled with greater operating expenses.

The increase in gross margin of $1.1 million or 12% for 1996 was primarily the result of a 12% increase in sales volumes due to temperatures being colder than the previous year. The decrease in gross margin of $281,000 for 1995 was primarily due to a 4% decline in sales volume, partially offset by a higher average margin per gallon. Overall, temperatures in 1995 were 4% colder than temperatures in 1994, yet volumes were lower due to the timing and severity of weather conditions experienced in 1994. In 1995, the segment did not secure a contract with one wholesale customer under which it had supplied large quantities of propane, contributing $64,000 to gross margin, in 1994.

Operations expense for 1996 increased by $766,000 or 14% after increasing by $225,000 or 4% in 1995. The increase in expenses for 1996 and 1995 occurred primarily in compensation, benefits and outside services. Maintenance expenses increased by $84,000 or 28% in 1996 after reducing by $42,000 or 12% in 1995. The maintenance expense increases occurred primarily on vehicles.

Starting in 1997, the Company will be integrating the operations of Tri-County Gas Company, Inc. ("Tri-County"), acquired on March 6, 1997, and the Company's current propane distribution operations.

Advanced Information Services

The advanced information services segment contributed EBIT of $1.3 million, $1.2 million and $174,000 for the years 1996, 1995 and 1994. During 1996, revenue and operating expenses decreased by $1.4 million and $1.5 million, respectively. These declines resulted from the segment no longer providing facilities management services during 1996. These 1996 declines were partially offset by increases in consulting and programming revenues along with associated operating expenses, such as compensation, benefits and reimbursed costs.

In 1995 revenues increased due to higher consulting and programming revenues, placement services and non-recurring revenue earned by providing services to a large facilities management customer. These services were provided during a period of system conversion by this customer in connection with the termination of its contract. Operating expenses declined in 1995 due to downsizing efforts at the Company's North Carolina operation to change the focus from a product development and facilities management company to a fixed price contract programming services company.

Included in the results of the advanced information services segment for the years ended December 31, 1996, 1995 and 1994 were intersegment revenues of $711,000, $1,722,000 and $2,277,000, respectively, which were eliminated in consolidation. The intercompany LBIT (Loss Before Interest and Taxes) connected with the development of the Company's natural gas distribution billing system, which was finalized during 1995, totaled $165,000 and $468,000 for the years 1995 and 1994, respectively.

Other

Non-operating income was $379,000, $357,000 and $16,000 for 1996, 1995 and 1994,
respectively. The 1995 increase was primarily due to a one-time termination fee paid to the advanced information services segment by its largest facilities management customer in connection with a change in control of that customer. This was somewhat offset by costs to downsize the operation to no longer provide facilities management service in connection with its Page-IT/(TM)/ software.

Environmental Matters

The Company continues to work with federal and state environmental agencies to assess the environmental impact and explore corrective action at several former gas manufacturing plant sites (see Note J to the Consolidated Financial Statements). The Company believes that any future costs associated with these sites will be recoverable in rates.

Competition

Historically, the Company's natural gas operations have successfully competed with other forms of energy such as electricity, oil and propane. The principal considerations have been price and to a lesser extent, accessibility. Since Eastern Shore has only recently elected to be an open access pipeline, with implementation during 1997, the Company has not previously been subject to the competitive pressures from other sellers of natural gas. Upon implementation of open access transportation services on Eastern Shore's system, third party suppliers will compete with the Company to sell gas to the local distribution companies and the end users on Eastern Shore's system. Eastern Shore will shift from providing sales service to providing contract storage and transportation services.

The Company's distribution operations located in Delaware and Maryland will then face the possibility of the unbundling of their services to certain industrial customers, thus increasing the competition for sales services. The Company has already addressed these issues in 1994 and 1993 in its Florida distribution operation, when the Company was required to unbundle its services to large industrial customers. The Company established a natural gas brokering and supply operation to compete for these customers' business.

Both the propane distribution and the advanced information services businesses face significant competition from a number of larger competitors with substantially greater resources available to them than the Company. In addition, in the advanced information services business, changes are occurring rapidly which could adversely impact the markets for the Company's services.

Inflation

Inflation impacts the prices the Company must pay for labor and other goods and services required for operation, maintenance and capital improvements. In recent years, however, the impact of inflation has lessened, except for its effect on purchased gas costs. Although historically stable, these costs were higher in 1996. These costs are passed on to customers through the purchased gas adjustment clause in the Company's tariffs. To help cope with the effects of inflation on its capital investments and returns, the Company seeks rate relief from its regulatory commissions for its regulated operations and constantly monitors the returns of its unregulated business operations.

Cautionary Statement

Statements made herein and elsewhere in this Form 10-K which are not historical fact are forward looking statements. In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is providing the following cautionary statement to identify important factors that could cause its actual results to differ materially from those anticipated in forward looking statements made herein or otherwise by or on behalf of the Company.

A number of factors and uncertainties make it difficult to predict the effect on future operating results, relative to historical results, of Eastern Shore becoming an open access pipeline. First, while open access is likely to diminish industrial interruptible sales margins, such sales have varied widely from year to year and, in future years, might make a less significant contribution to earnings even in the absence of open access. Second, the level of regulated transportation rates that will be in effect under open access has not yet been determined. Third, the outcome of Eastern Shore's rate increase filing with FERC for an increase in revenue earned on sales to regulated customers has not yet been determined. Fourth, there are a number of uncertainties, including the outcome of open access proceedings and the effects of competition, which will affect whether the Company will be able to provide economical gas marketing services.

In addition, a number of factors and uncertainties affecting other aspects of the Company's business could have a material impact on earnings. With respect to the acquisition of Tri-County, these include: actual performance for the future periods, the actual costs of the acquisition and the ability of the combined company to execute the integration and realize the expected synergies. With respect to the Company's business in general, these include: the seasonality and temperature sensitivity of our natural gas and propane businesses, the relative price of alternative energy sources and the effects of competition both on our unregulated businesses and on natural gas sales once the Company operates in an open access environment.

Item 8.  Financial Statements and Supplemental Data


                       REPORT OF INDEPENDENT ACCOUNTANTS
                                    ________


To the Stockholders of
         Chesapeake Utilities Corporation

         We have audited the accompanying consolidated balance sheets of Chesapeake Utilities Corporation and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, cash flows, stockholders' equity, and income taxes for each of the three years in the period ended December 31, 1996, and the consolidated financial statement schedule listed in Item 14(a)(1) and (2) of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chesapeake Utilities Corporation and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

         We have also previously audited, in accordance with generally accepted standards, the consolidated balance sheets and statements of capitalization as of December 31, 1994, 1993 and 1992, and the related consolidated statements of income, cash flows, common stockholders' equity, and income taxes for each of the two years in the period ended December 31, 1993 (none of which are presented herein) and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the Financial Highlights included in the Selected Financial Data for each of the five years in the period ended December 31, 1996, appearing on page 20 is fairly stated in all material respects in relation to the financial statements from which it has been derived.



                                        Coopers & Lybrand L.L.P.
Baltimore, Maryland
February 13, 1997

CONSOLIDATED BALANCE SHEETS


Assets
-----------------------------------------------------------------------------------------------------------------------------
At December 31,                                                                                1996                1995
-----------------------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment
     Natural gas distribution                                                               $70,497,872          $64,785,616
     Natural gas transmission                                                                30,655,492           25,651,558
     Propane distribution                                                                    21,101,579           19,645,973
     Advanced information services                                                            1,003,850              841,661
     Gas plant acquisition adjustment                                                           795,004              795,004
     Other plant                                                                              3,907,657            3,563,247
                                                                                    -----------------------------------------
         Total property, plant and equipment                                                127,961,454          115,283,059
     Less:  Accumulated depreciation and amortization                                       (37,397,752)         (33,567,446)
                                                                                    -----------------------------------------
         Net property, plant and equipment                                                   90,563,702           81,715,613
                                                                                    -----------------------------------------
Investments                                                                                   2,263,068            1,957,218
                                                                                    -----------------------------------------

Current Assets
     Cash and cash equivalents                                                                1,952,998              977,407
     Accounts receivable (less allowance for uncollectibles                                  13,328,333           12,701,256
         of $392,412 and $309,955 in 1996 and 1995, respectively)
     Materials and supplies, at average cost                                                  1,160,522              844,786
     Propane inventory, at average cost                                                       2,129,914            1,442,633
     Storage gas prepayments                                                                  3,731,680            2,663,721
     Underrecovered purchased gas costs                                                       2,192,170
     Income taxes receivable                                                                    112,902              193,916
     Prepaid expenses                                                                           801,939              842,460
     Deferred income taxes                                                                      158,010            1,362,289
                                                                                    -----------------------------------------
         Total current assets                                                                25,568,468           21,028,468
                                                                                    -----------------------------------------

Deferred Charges and Other Assets
     Environmental regulatory assets                                                          6,650,088            7,113,572
     Environmental expenditures, net                                                          1,778,348            1,505,140
     Order 636 transition cost                                                                  943,209            1,463,157
     Other deferred charges and intangible assets                                             3,371,027            4,010,812
                                                                                    -----------------------------------------
         Total deferred charges and other assets                                             12,742,672           14,092,681
                                                                                    -----------------------------------------


Total Assets                                                                               $131,137,910         $118,793,980
                                                                                    =========================================

                            See accompanying notes


Capitalization and Liabilities
-------------------------------------------------------------------------------------------------------------------------
At December 31,                                                                        1996                   1995
-------------------------------------------------------------------------------------------------------------------------
Capitalization
     Stockholders' equity
     Common stock                                                                      $1,849,626             $1,811,211
     Additional paid-in capital                                                        18,848,851             17,592,242
     Retained earnings                                                                 26,780,831             23,385,097
     Less:  Unearned compensation related to restricted stock awarded                    (364,529)              (415,107)
            Unrealized gain (loss) on marketable securities, net                           38,598                (72,839)
                                                                            ---------------------------------------------
     Total stockholders' equity                                                        47,153,377             42,300,604
     Long-term debt, net of current portion                                            28,984,368             29,794,639
                                                                            ---------------------------------------------
            Total capitalization                                                       76,137,745             72,095,243
                                                                            ---------------------------------------------

Current Liabilities
     Current portion of long-term debt                                                    791,271                864,849
     Short-term borrowings                                                             12,000,000              4,800,000
     Accounts payable                                                                  13,176,126             11,162,775
     Refunds payable to customers                                                         353,734                966,940
     Accrued interest                                                                     741,768                742,701
     Dividends payable                                                                    883,621                837,358
     Overrecovered purchased gas costs                                                                            53,374
     Other accrued expenses                                                             3,447,397              3,123,191
                                                                            ---------------------------------------------
         Total current liabilities                                                     31,393,917             22,551,188
                                                                            ---------------------------------------------

Deferred Credits and Other Liabilities
     Deferred income taxes                                                              9,798,676              9,136,808
     Deferred investment tax credits                                                      876,432                931,247
     Environmental liability                                                            6,650,088              7,113,572
     Order 636 transition liability                                                       943,209              1,463,157
     Accrued pension costs                                                              1,866,660              2,118,545
     Other liabilities                                                                  3,471,183              3,384,220
                                                                            ---------------------------------------------
         Total deferred credits and other liabilities                                  23,606,248             24,147,549
                                                                            ---------------------------------------------

Commitments and Contingencies
     (Notes J and K)

Total Capitalization and Liabilities                                                 $131,137,910           $118,793,980
                                                                            =============================================

                            See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME

----------------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                                      1996               1995                1994
----------------------------------------------------------------------------------------------------------------------
Operating Revenues                                                $119,330,068       $104,020,416         $98,572,297
                                                            ----------------------------------------------------------

Operating Expenses
     Purchased gas costs                                            72,530,507         58,454,410          59,013,165
     Operations                                                     22,954,470         21,387,989          19,681,435
     Maintenance                                                     2,014,106          2,079,121           2,181,404
     Depreciation and amortization                                   5,101,823          5,461,752           5,140,679
     Other taxes                                                     3,538,402          3,050,351           2,798,905
     Income taxes                                                    3,946,986          4,025,274           2,529,635
                                                            ----------------------------------------------------------
         Total operating expenses                                  110,086,294         94,458,897          91,345,223
                                                            ----------------------------------------------------------
Operating Income                                                     9,243,774          9,561,519           7,227,074

Other Income
     Interest income                                                   174,359            141,161             123,271
     Other income and (deductions), net                                173,231            256,237            (144,038)
     Income taxes                                                      (83,739)          (105,280)            (12,733)
     Allowance for equity funds used during construction               115,434             65,198              49,154
                                                            ----------------------------------------------------------
         Total other income                                            379,285            357,316              15,654
                                                            ----------------------------------------------------------
Income Before Interest Charges                                       9,623,059          9,918,835           7,242,728
                                                            ----------------------------------------------------------
Interest Charges
     Interest on long-term debt                                      2,392,458          2,282,247           2,322,942
     Amortization of debt expense                                      120,345            109,399             103,859
     Other                                                             264,148            383,976             426,242
     Allowance for borrowed funds used during construction             (64,320)           (93,482)            (70,237)
                                                            ----------------------------------------------------------
         Total interest charges                                      2,712,631          2,682,140           2,782,806
                                                            ----------------------------------------------------------

Net Income                                                          $6,910,428         $7,236,695          $4,459,922
                                                            ==========================================================

Earnings Per Share of Common Stock (1):
     Primary:
     Earnings per share                                                  $1.82              $1.95               $1.23
     Average shares outstanding                                      3,793,467          3,701,891           3,632,413

     Fully diluted:
     Earnings per share                                                  $1.76              $1.89               $1.20
     Average shares outstanding                                      4,037,048          3,950,724           3,888,190

                            See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                                            1996               1995                1994
-----------------------------------------------------------------------------------------------------------------------------

Operating Activities
  Net Income                                                               $6,910,428         $7,236,695          $4,459,922
  Adjustments to reconcile net income to net operating cash:
    Depreciation and amortization                                           5,782,759          5,905,090           5,786,013
    Allowance for equity funds used during construction                      (115,434)           (65,198)            (49,154)
    Investment tax credit adjustments                                         (54,815)           (54,815)            (54,815)
    Deferred income taxes, net                                              1,794,147            252,727            (669,404)
    Employee benefits                                                         471,869            178,803             492,082
    Employee compensation from lapsing of stock restrictions                  334,745            431,694             374,121
    Allowance for refund                                                                      (1,356,705)          1,238,705
    Other, net                                                                438,510           (339,080)            424,832
  Changes in assets and liabilities:
    Accounts receivable, net                                                 (627,077)        (4,284,963)          1,303,517
    Other current assets                                                   (1,949,441)         1,380,216            (979,125)
    Other deferred charges                                                   (502,491)          (946,450)           (271,937)
    Accounts payable, net                                                   1,300,252          3,149,573             382,913
    Refunds payable to customers                                             (613,206)           399,123              59,999
    (Underrecovered) Overrecovered purchased gas costs                     (2,245,544)           162,399           1,723,432
    Other current liabilities                                                 369,536            948,846             159,910
                                                                   ----------------------------------------------------------
       Net cash provided by operating activities                           11,294,238         12,997,955          14,381,011
                                                                   ----------------------------------------------------------

Investing Activities
  Property, plant and equipment expenditures, net                         (14,045,947)       (11,691,192)        (10,473,565)
  Allowance for equity funds used during construction                         115,434             65,198              49,154
  Purchases of investments                                                   (129,406)           (38,836)
                                                                   ----------------------------------------------------------
       Net cash used by investing activities                              (14,059,919)       (11,664,830)        (10,424,411)
                                                                   ----------------------------------------------------------

Financing Activities
  Common stock dividends, net of amounts reinvested of
    $555,121, $506,941 and $427,190 in 1996,
    1995 and 1994, respectively                                            (2,959,573)        (2,791,373)         (2,736,388)
  Sale of stock                                                               369,709            254,484             201,704
  Net borrowings (repayments) under line of credit agreements               7,200,000         (3,200,000)           (900,000)
  Proceeds from issuance of long-term debt                                                    10,000,000
  Repayments of long-term debt                                               (868,864)        (5,017,580)         (1,285,962)
                                                                   ----------------------------------------------------------
       Net cash used by financing activities                                3,741,272           (754,469)         (4,720,646)
                                                                   ----------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                          975,591            578,656            (764,046)
Cash and Cash Equivalents at Beginning of Year                                977,407            398,751           1,162,797
                                                                   ----------------------------------------------------------
Cash and Cash Equivalents at End of Year                                   $1,952,998           $977,407            $398,751
                                                                   ==========================================================
Supplemental Disclosure of Cash Flow Information
  Cash paid for interest                                                   $2,660,595         $2,657,972          $2,652,323
  Cash paid for income tax                                                 $2,122,120         $3,288,895          $3,509,034

                            See accompanying notes

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

-------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                               1996               1995               1994
-------------------------------------------------------------------------------------------------------------
Common Stock
     Balance -- beginning of year                           $1,811,211         $1,785,514          $1,754,547
            Dividend Reinvestment Plant                         16,514             18,816              15,046
            USI restricted stock award agreements               10,639              6,881              15,778
            Conversion of debentures                               429                                    143
            Company's Retirement Savings Plan                    9,927
            Exercised stock options                                906
                                                          ----------------------------------------------------
     Balance -- end of year                                  1,849,626          1,811,211           1,785,514
                                                          ----------------------------------------------------

Additional Paid-in Capital
     Balance -- beginning of year                           17,592,242         16,834,823          15,850,319
            Dividend Reinvestment Plant                        538,607            488,125             412,144
            USI restricted stock award agreements              344,570            176,029             458,335
            Sale of treasury stock to Company's
                Retirement Savings Plan                                            93,265             109,184
            Conversion of debentures                            14,557                                  4,841
            Company's Retirement Savings Plan                  328,464
            Exercised stock options                             30,411
                                                          ----------------------------------------------------
     Balance -- end of year                                 18,848,851         17,592,242          16,834,823
                                                          ----------------------------------------------------

Retained Earnings
     Balance -- beginning of year                           23,385,097         19,480,374          18,219,083
            Net income                                       6,910,428          7,236,695           4,459,922
            Cash dividends (1)                              (3,514,694)        (3,331,972)         (3,198,631)
                                                          ----------------------------------------------------
     Balance -- end of year                                 26,780,831         23,385,097          19,480,374
                                                          ----------------------------------------------------

Treasury Stock
     Balance -- beginning of year                                                 (99,842)           (192,362)
            Sale of treasury stock to Company's
                Retirement Savings Plan                                            99,842              92,520
                                                                               -------------------------------
     Balance -- end of year                                                                           (99,842)
                                                                               -------------------------------

Unearned Compensation
     Balance -- beginning of year                             (415,107)          (696,679)           (663,557)
            Issuance of award                                 (284,167)          (121,343)           (474,113)
            Amortization of prior years' awards                334,745            402,915             440,991
                                                          ----------------------------------------------------
     Balance -- end of year                                   (364,529)          (415,107)           (696,679)
                                                          ----------------------------------------------------

Unrealized Gain (Loss) on Marketable Securities (2)             38,598            (72,839)           (241,609)
                                                          ----------------------------------------------------

Total Stockholders' Equity                                 $47,153,377        $42,300,604         $37,062,581
                                                          ====================================================

(1) Dividends per share of common stock were $.93, $.90 and $.88 for the years 1996, 1995 and 1994, respectively.
(2) Net of income tax expense (benefit) of approximately $25,000, ($48,000) and ($160,000) for the years 1996, 1995 and 1994, respectively.

                            See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME TAXES


-------------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                                  1996              1995                 1994
-------------------------------------------------------------------------------------------------------------------
Current Income Tax Expense
     Federal                                                     $1,884,609         $3,182,346          $2,375,332
     State                                                          356,576            621,238             707,190
     Investment tax credit adjustments, net                         (54,815)           (54,815)            (54,815)
                                                         ----------------------------------------------------------
     Total current income tax expense                             2,186,370          3,748,769           3,027,707
                                                         ----------------------------------------------------------

Deferred Income Tax Expense
     Property, plant and equipment                                  581,373            455,151             383,306
     Deferred gas costs                                             873,904            (56,915)           (656,772)
     Pensions and other employee benefits                           107,131             57,508            (169,731)
     Alternative minimum tax                                                                               230,575
     Unbilled revenue                                                54,320           (260,922)            188,356
     Contributions in aid of construction                            (6,979)          (283,033)            (32,345)
     Environmental expenditures                                     108,578            272,068             (22,067)
     Allowance for refund                                           121,671            442,064            (580,361)
     Other                                                            4,357           (244,136)            173,700
                                                         ----------------------------------------------------------
     Total deferred income tax expense (1)                        1,844,355            381,785            (485,339)
                                                         ----------------------------------------------------------
     Total Income Tax Expense                                    $4,030,725         $4,130,554          $2,542,368
                                                         ==========================================================

(1) Total deferred income tax expense includes $392,000, $108,000 and $66,000 of deferred state income taxes for the years 1996, 1995 and 1994, respectively.


Reconciliation of Effective Income Tax Rates
     Federal income tax expense at 34%                            3,719,992          3,864,864           2,380,779
     State income taxes, net of Federal benefit                     505,481            530,471             322,105
     Other                                                         (194,748)          (264,781)           (160,516)
                                                         ----------------------------------------------------------
     Total income tax expense                                    $4,030,725         $4,130,554          $2,542,368
                                                         ==========================================================
     Effective income tax rate                                         36.8%              36.3%               36.3%

Deferred Income Taxes
     Deferred income tax liabilities:
            Property, plant and equipment                       $10,716,757        $10,363,259
            Deferred gas costs                                      853,851
            Other                                                 1,322,272          1,149,563
                                                         --------------------------------------
            Total deferred income tax liabilities                12,892,880         11,512,822
                                                         --------------------------------------

     Deferred income tax assets:
            State operating loss carryforwards                        3,320            126,073
            Deferred investment tax credit                          426,565            454,590
            Unbilled revenue                                        863,679            918,001
            Pension and other employee benefits                     917,568          1,024,698
            Self insurance                                          545,836            529,559
            Other                                                   495,246            685,382
                                                         --------------------------------------
            Total deferred income tax assets                      3,252,214          3,738,303
                                                         --------------------------------------
     Deferred Income Taxes Per Consolidated Balance Sheet        $9,640,666         $7,774,519
                                                         ======================================

                             See accompanying notes

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  Summary of Accounting Policies

Nature of Business

Chesapeake Utilities Corporation (the "Company") is a diversified utility company. The Company is engaged in natural gas distribution to approximately 34,700 customers located in southern Delaware, Maryland's Eastern Shore and Central Florida. The Company owns a natural gas transmission subsidiary which operates a pipeline from various points in Pennsylvania to the Company's Delaware and Maryland distribution divisions, as well as other utility and industrial customers in Delaware and the Eastern Shore of Maryland. The Company's propane distribution segment serves approximately 23,100 customers in southern Delaware, the Eastern Shore of Maryland and Virginia. The advanced information services segment provides software services and products to a wide variety of clients.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries, Eastern Shore Natural Gas Company ("Eastern Shore"), Sharp Energy, Inc. and Chesapeake Service Company. Sharp Energy, Inc.'s accounts include those of its wholly owned subsidiary, Sharpgas, Inc.
Chesapeake Service Company's accounts include United Systems, Inc. ("USI"), Capital Data Systems, Inc. and Skipjack, Inc. All significant intercompany transactions have been eliminated in consolidation.

System of Accounts

The natural gas distribution divisions of the Company located in Delaware, Maryland and Florida are subject to regulation by the Delaware, Maryland and Florida Public Service Commissions with respect to their rates for service, maintenance of their accounting records and various other matters. Eastern Shore is subject to regulation by the Federal Energy Regulatory Commission ("FERC") and the Delaware Public Service Commission. The Company's financial statements are prepared on the basis of generally accepted accounting principles which give appropriate recognition to the ratemaking and accounting practices and policies of the various commissions. The propane and advanced information services subsidiaries are not subject to regulation with respect to rates or maintenance of accounting records.

Cash and Cash Equivalents

The Company's policy is to invest cash in excess of operating requirements in overnight income producing accounts. Such amounts are stated at cost which approximates market. Investments with an original maturity of three months or less are considered cash equivalents.

Property, Plant and Equipment and Depreciation

Utility property is stated at original cost while the assets of the propane subsidiary are valued at cost. The costs of repairs and minor replacements are charged to income as incurred and the costs of major renewals and betterments are capitalized. Upon retirement or disposition of utility property, the recorded cost of removal, net of salvage value, is charged to accumulated depreciation. Upon retirement or disposition of non-utility property, the gain or loss, net of salvage value, is charged to income. The provision for depreciation is computed using the straight-line method at rates which will amortize the unrecovered cost of depreciable property over the estimated useful life. Depreciation and amortization expense for financial statement purposes is provided at an annual rate averaging 4.50% for natural gas distribution, 2.70% for natural gas transmission, 4.56% for propane distribution, 5.11% for gas plant acquisition adjustments, 16.10% for advanced information services and 2.22% for other plant.

Allowance for Funds Used During Construction

The allowance for funds used during construction ("AFUDC") is an accounting procedure whereby the cost of borrowed funds and other funds used to finance construction projects is capitalized as part of utility plant on the balance sheet, crediting the cost as a non-cash item on the income statement. The cost of borrowed and equity funds is segregated between interest expense and other income, respectively. AFUDC was capitalized on utility plant construction at the rates of 9.51%, 7.31% and 7.15% for 1996, 1995 and 1994, respectively.

Environmental Regulatory Assets

Environmental regulatory assets represent amounts related to environmental liabilities for which cash expenditures have not been made. As expenditures are incurred the environmental liability can be reduced along with the environmental regulatory asset. These amounts are recorded to either environmental expenditures or accumulated depreciation as cost of removal. All amounts incurred are amortized in accordance with the ratemaking treatment granted in each jurisdiction.

Other Deferred Charges and Intangible Assets

Other deferred charges include discount, premium and issuance costs associated with long-term debt, restricted stock earned for services performed but not yet awarded and rate case expenses. The discount, premium and issuance costs are deferred and amortized over the original lives of their respective debt issues. Gains and losses on the reacquisition of debt are amortized over the remaining lives of the original issuances. Rate case expenses are deferred and amortized over periods approved by the applicable regulatory authorities. Intangible assets are associated with the acquisition of non-utility companies, and are being amortized on a straight-line basis over a period of twelve to 40 years. The gross intangible assets were $1,920,851 and $5,020,851 at December 31, 1996 and 1995, respectively. Accumulated amortization related to intangible assets was $962,227 and $3,587,090 at December 31, 1996 and 1995, respectively.

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

The Company had state tax loss carryforwards of $46,000 and $2,004,000 at December 31, 1996 and 1995, respectively. The Company anticipates using all of the loss carryforwards at December 31, 1996, and therefore no valuation allowance at December 31, 1996 and 1995 had been recorded. The loss carryforwards expire in various years beginning in 1997 through 2007.

Fair Value of Financial Instruments

Various items within the balance sheet are considered to be financial instruments because they are cash or are to be settled in cash. The carrying values of these items approximate their fair value (see Note C to the Consolidated Financial Statements for disclosure of fair value of investments). The fair value of the Company's long-term debt is estimated using a discounted cash flow methodology. Based on published corporate borrowing rates for debt instruments with similar terms and average maturities, the estimated fair value of the Company's long-term debt

(including current maturities) at December 31, 1996, is approximately $30.3 million as compared to the carrying value of $29.8 million. At December 31, 1995, the estimated fair value was approximately $32.8 million as compared to a carrying value of $30.7 million.

Operating Revenues

Revenues for the natural gas distribution divisions of the Company and a portion of Eastern Shore's revenues are based on rates approved by the various commissions. Customers' base rates may not be changed without formal approval by these commissions. The Company, except for its Florida division, recognizes revenues from meters read on a monthly cycle basis. This practice results in unbilled and unrecorded revenue from the cycle date through month-end. The Florida division recognizes revenues based on services rendered and records an amount for gas delivered but not billed. The propane segment recognizes revenue for certain customers on a metered basis and all other customers on an as-delivered basis.

The natural gas distribution divisions of the Company and Eastern Shore have purchased gas adjustment ("PGA") clauses that provide for the adjustment of rates charged to customers as gas costs fluctuate. These amounts are collected or refunded through adjustments to rates in subsequent periods.

The Company had sales to one customer in 1995, an industrial interruptible customer of the natural gas transmission segment, which exceeded 10% of total revenue. Total sales were approximately $10,600,000 or 10.2% of total revenue during 1995. During 1996 and 1994, no individual customer accounted for 10% or more of operating revenues.

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

The Company records certain assets and liabilities in accordance with Statement of Accounting Standards ("SFAS") No. 71. If the Company were required to terminate application of SFAS No. 71 for all of its regulated operations, all such amounts that are deferred would be recognized in the income statement at that time, resulting in a charge to earnings, net of applicable income taxes.

Impairment of Long-Lived Assets

During 1996, the Company adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets." This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Additionally, the standard requires rate-regulated companies to write off regulatory assets to earnings whenever those assets no longer meet the criteria for recognition of a regulatory asset as defined by SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." When circumstances indicate that the carrying amount of an asset may be impaired, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the asset, the Company recognizes an impairment loss in accordance with SFAS No.
121. The adoption of SFAS No. 121 did not have a material effect on the Company's financial statements.

Reclassification of Prior Years' Amounts

Certain prior years' amounts have been reclassified to conform with the 1996 presentation.

B.  Acquisition

In January 1997, the Company entered into an agreement and plan of merger to acquire all the outstanding common stock of Tri-County Gas Company, Inc. ("Tri-County") and associated properties. The principal business of Tri-County is the distribution of propane to both retail and wholesale customers on the Delmarva Peninsula.

The transaction, which is expected to be completed in the first calendar quarter, will be effected through the exchange of 639,000 shares of the Company's common stock and accounted for as a pooling of interests. Accordingly, historical financial data in future reports will be restated to include Tri-County data. The following unaudited pro forma data summarizes the combined results of operations of the Company and Tri-County as though the transaction had occurred at the beginning of calendar year 1995.


For the Years Ended December 31,
(Unaudited pro forma)                         1996                   1995
--------------------------------------------------------------------------------
Operating revenue                         $130,234,503           $111,825,347
Operating income before income taxes      $ 14,034,590           $ 14,050,757
Operating income                          $  9,857,769           $  9,916,355
Net income                                $  7,335,790           $  7,455,242
Primary earnings per share                $       1.66           $       1.72
Fully diluted earnings per share          $       1.61           $       1.67
--------------------------------------------------------------------------------

The unaudited pro forma data does not purport to be indicative of what results may occur of the combined companies in the future.

C.  Investments

The investment balance at December 31, 1996 and 1995 consists primarily of the common stock of Florida Public Utilities Company ("FPU"). The Company's ownership at December 31, 1996 and 1995 represents a 7.41% and 7.04% interest, respectively. The Company has classified its investment in FPU as an "Available for Sale" security, which requires that all unrealized gains and losses be excluded from earnings and be reported net of income tax as a separate component of stockholders' equity. At December 31, 1996, the market value exceeded the aggregate cost basis of the Company's portfolio by $63,598. The aggregate cost basis of the Company's portfolio at December 31, 1995 exceeded its market value by $120,839.

D.  Lease Obligations

The Company has entered into several operating leases for office space at various locations. Rent expense related to these leases was $293,038, $409,214 and $418,047 for 1996, 1995 and 1994, respectively. Future minimum payments under the Company's current lease agreements are $220,103; $139,533; $141,958; $146,454 and $74,396 for the years of 1997 through 2001, respectfully; and $114,261 thereafter.

E.  Segment Information

-----------------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                                    1996                1995               1994
-----------------------------------------------------------------------------------------------------------------------
Operating Revenues, Unaffiliated Customers

     Natural gas distribution                                        $74,904,076        $54,120,280        $49,523,743
     Natural gas transmission                                         15,188,777         24,984,767         22,191,896
     Propane distribution                                             22,333,969         17,607,956         20,684,150
     Advanced information services and other                           6,903,246          7,307,413          6,172,508
                                                             ----------------------------------------------------------
     Total operating revenues, unaffiliated customers               $119,330,068       $104,020,416        $98,572,297
                                                             ==========================================================

Intersegment Revenues *

     Natural gas distribution                                             $8,711            $42,037            $55,888
     Natural gas transmission                                         21,543,327         16,663,043         17,303,529
     Propane distribution                                                  2,059            139,052             85,552
     Advanced information services and other                             710,949          1,722,135          2,277,361
                                                             ----------------------------------------------------------
     Total intersegment revenues                                     $22,265,046        $18,566,267        $19,722,330
                                                             ==========================================================

Operating Income Before Income Taxes

     Natural gas distribution                                         $7,167,236         $4,728,348         $4,696,659
     Natural gas transmission                                          2,458,442          6,083,440          3,018,212
     Propane distribution                                              2,053,299          1,852,630          2,287,688
     Advanced information services and other                           1,305,203          1,170,970            174,033
                                                             ----------------------------------------------------------
     Total                                                            12,984,180         13,835,388         10,176,592
     Add (Less):  Eliminations                                           206,580           (248,595)          (419,883)
                                                             ----------------------------------------------------------
     Total operating income before income taxes                      $13,190,760        $13,586,793         $9,756,709
                                                             ==========================================================

Depreciation and Amortization

     Natural gas distribution                                         $2,854,843         $2,502,531         $2,136,979
     Natural gas transmission                                            697,834            638,099            641,485
     Propane distribution                                              1,306,053          1,312,048          1,323,698
     Advanced information services                                       131,877            969,588          1,021,944
     Other plant                                                         111,216             39,486             16,573
                                                             ----------------------------------------------------------
     Total depreciation and amortization                              $5,101,823         $5,461,752         $5,140,679
                                                             ==========================================================

Capital Expenditures

     Natural gas distribution                                         $6,634,827         $7,236,848         $8,160,874
     Natural gas transmission                                          5,567,509          1,335,793            619,852
     Propane distribution                                              1,693,113          1,640,203            828,519
     Advanced information services                                       162,189            114,461            411,957
     Other plant                                                         244,120          1,772,454            632,137
                                                             ----------------------------------------------------------
     Total capital expenditures                                      $14,301,758        $12,099,759        $10,653,339
                                                             ==========================================================

Identifiable Assets, at December 31,

     Natural gas distribution                                        $81,250,030        $75,630,741        $68,528,774
     Natural gas transmission                                         23,981,989         19,292,524         17,792,415
     Propane distribution                                             20,791,588         18,855,507         16,949,431
     Advanced information services                                     1,496,418          1,635,100          3,196,064
     Other                                                             3,617,885          3,380,108          1,803,933
                                                             ----------------------------------------------------------
     Total identifiable assets                                      $131,137,910       $118,793,980       $108,270,617
                                                             ==========================================================

* All significant intersegment revenues have been eliminated from consolidated revenues.

F.  Long-Term Debt


The outstanding long-term debt, net of current maturities is as follows:
------------------------------------------------------------------------------------
At December 31,                                                1996         1995
First mortgage sinking fund bonds:
     Adjustable rate Series G*, due January 1, 1998        $    62,500  $   312,500
     9.37% Series I, due December 15, 2004                   4,820,000    5,340,000
12.00% Mortgage, due February 1, 1998                           14,868       28,139
8.25% Convertible debentures, due March 1, 2014              4,087,000    4,114,000
7.97% Senior uncollateralized note, due February 1, 2008    10,000,000   10,000,000
6.91% Senior uncollateralized note, due October 1, 2010     10,000,000   10,000,000
                                                           -------------------------

Total long-term debt                                       $28,984,368  $29,794,639
                                                           -------------------------


* The Series G bonds are subject to an interest rate equal to seventy-three percent (73%) of the prime rate (8.25% and 8.5% at December 31, 1996 and 1995), respectively.

The convertible debentures may be converted, at the option of the holder, into shares of the Company's common stock at a conversion price of $17.01 per share. During 1996, $15,000 in debentures were converted. The debentures are redeemable at the option of the holder, subject to an annual non-cumulative maximum limitation of $200,000 in the aggregate. As of December 31, 1996, approximately $8,000 of the debentures have been accepted for redemption in 1997. At the Company's option, the debentures may be redeemed at the stated amounts.

On October 2, 1995, the Company issued $10,000,000 of 6.91% senior notes due on October 1, 2010. The Company used a portion of the proceeds to repay $4,091,000 of the 10.85% senior notes that were originally due October 1, 2003.

Indentures to the long-term debt of the Company and its subsidiaries contain various restrictions. The most stringent restrictions state that the Company must maintain equity of at least 40% of total capitalization, the times interest earned ratio must be at least 2.5 and the Company cannot, until the retirement of its Series I bonds, pay any dividends after December 31, 1988 which exceed the sum of $2,135,188 plus consolidated net income recognized on or after January 1, 1989. As of December 31, 1996, the amounts available for future dividends permitted by the Series I covenant approximated $13.0 million.

A portion of the natural gas distribution plant assets owned by the Company are subject to a lien under the mortgage pursuant to which the Company's first mortgage sinking fund bonds are issued.

Annual maturities of consolidated long-term debt for the years 1997 through 2001 are $791,271, $597,368, $1,520,000, $2,665,091 and $2,665,091.

G.  Short-Term Borrowings

The Board of Directors has authorized the Company to borrow up to $20,000,000 from various bank and trust companies. As of December 31, 1996, the Company had four $8,000,000 unsecured bank lines of credit, none of which required compensating balances. Under these lines of credit at December 31, 1996 and 1995, the Company had short-term debt outstanding of $12,000,000 and $4,800,000, respectively, with a weighted average interest rate of 6.12% and 6.00%, respectively.

H. Common Stock, Additional Paid-in Capital and Treasury Stock



The following is a schedule of changes in the Company's shares of common stock.
-----------------------------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                                                             1996           1995               1994
-----------------------------------------------------------------------------------------------------------------------------------
Common Stock:  Shares issued and outstanding*
  Balance - beginning of year                                                           3,721,589      3,668,791          3,605,152
  Dividend Reinvestment Plan                                                               33,926         38,660             30,928
  USI restricted stock award agreements                                                    21,859         14,138             32,418
  Conversion of debentures                                                                    881                               293
  Exercised stock options                                                                   1,863
  Sale of stock to Company's Retirement Savings Plan                                       20,398
  Balance - end of year                                                                 3,800,516      3,721,589          3,668,791
                                                                                        -------------------------------------------

Shares of common stock held in treasury
  Balance - beginning of year                                                                             15,609             30,084
  Sale of stock to Company's Retirement Savings Plan                                                     (15,609)           (14,475)
                                                                                        -------------------------------------------
  Balance - end of year                                                                                                      15,609
                                                                                        -------------------------------------------

*12,000,000 shares are authorized at a par value of $.4867 per share.

Certain key USI employees entered into restricted stock award agreements under which shares of Chesapeake common stock can be issued. Shares were awarded as a non-cash transaction over a five-year period beginning in 1992, and restrictions lapse over a five to ten-year period from the award date, if certain financial targets are met. At December 31, 1996 and 1995, respectively, 24,350 and 29,598 shares valued at $364,529 and $415,107 remain restricted.

The Performance Incentive Plan, which was adopted in 1992, provides for the granting of stock options to certain officers of the Company over a 10-year period. In November 1994, the Company executed Tandem Stock Option and Performance Share Agreements ("Agreements") with certain executive officers. These Agreements provide the participants an option to purchase shares of the Company's common stock, exercisable in cumulative installments of one-third on each anniversary of the commencement of the award period. The Agreements also enable the participants the right to earn performance shares upon the Company's achievement of the performance goals set forth in the Agreements. When performance shares are issued, the option will expire. Exercise of the option will cancel the participant's right to earn a corresponding number of performance shares. In 1996, the Company recorded $276,522 to recognize the compensation expense associated with the performance shares. Changes in outstanding options were as follows:


-----------------------------------------------------------------------------------------------------------------------------------

                                      1996                             1995                               1994
                                     Number           Option          Number            Option           Number         Option
                                   of shares          price          of shares           price          of shares        price
-----------------------------------------------------------------------------------------------------------------------------------
Balance - beginning of year         125,186       $12.625 - $12.75     136,186      $12.625 - $12.75     80,280       $ 12.75

Options granted                                                                                          55,906       $12.625
Options exercised                   (12,135)           $12.75
Options forfeited                                                      (11,000)         $ 12.625
Balance - end of year               113,051       $12.625 - $12.75     125,186      $12.625 - $12.75    136,186   $12.625 - $12.75
Exercisable                          83,114       $12.625 - $12.75      80,280          $  12.75         53,520       $ 12.75
------------------------------------------------------------------------------------------------------------------------------------


During 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", for note disclosure purposes only, as prescribed by the standard. No stock options were granted during 1996 or 1995, and therefore, no pro forma disclosures have been provided.

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




Total Net Pension Cost
-----------------------------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                                                             1996           1995               1994
-----------------------------------------------------------------------------------------------------------------------------------
Service cost                                                                     $        656,985   $    474,000   $        592,294
Interest cost                                                                             658,238        562,003            518,184
Less: Actual (return) loss on assets                                                   (1,142,287)    (1,546,325)           742,949
Net amortization and deferral                                                             269,135        689,947         (1,465,744)

                                                                                 --------------------------------------------------
Total net pension cost                                                                    442,071        179,625            387,683
Amounts capitalized as construction cost                                                  (38,860)       (30,740)           (52,549)

                                                                                 --------------------------------------------------
Amount charged to expense                                                        $        403,211   $    148,885   $        335,134
                                                                                 ---------------------------------------------------

Discount rate used in calculating net pension cost                                           7.25%          8.50%              7.00%


The following schedule sets forth the funding status of the pension plan at December 31, 1996 and 1995.


Accrued Pension Cost
------------------------------------------------------------------------------------------------------------------------------------
At December 31,                                                                              1996            1995
------------------------------------------------------------------------------------------------------------------------------------
Vested                                                                           $      6,834,661   $   5,730,239
Non-vested                                                                                139,483         100,878
                                                                                   ------------------------------
Total accumulated benefit obligation                                             $      6,974,144   $   5,831,117
                                                                                   ------------------------------
Plan assets at fair value                                                        $     10,720,514   $   9,173,094
Projected benefit obligation                                                          (10,265,987)     (9,331,890)

                                                                                   ------------------------------
Plan assets less projected benefit obligation                                             454,527        (158,796)

Unrecognized net gain                                                                  (2,820,957)     (2,319,138)

Unamortized net assets from adoption of SFAS No. 87                                      (141,579)       (156,683)

                                                                                   -------------------------------

Accrued pension cost                                                                  ($2,508,009)    ($2,634,617)

                                                                                   -------------------------------

Assumptions:
Discount rate                                                                                7.25%           7.25%


Average increase in future compensation levels                                               4.75%          5.50%


Expected long-term rate of return on assets                                                  8.50%          8.50%



Other Postretirement Benefits

The Company sponsors a defined benefit postretirement health care and life insurance plan that covers substantially all natural gas and corporate employees. In the first quarter of 1994, the Company increased the amount that future retirees would be required to contribute to participate in the Company's health care program. The change reduced the Company's transition obligation and annual costs to $357,000 and $70,000, respectively. The change also resulted in a one-time curtailment loss of $64,000 in 1994. The Company had deferred approximately $126,000, which represented the difference between the Maryland division's SFAS No. 106 expense and its actual pay-as-you-go cost. The amount is being amortized over five years starting in 1995. The unamortized balance is $101,000 at December 31, 1996.


Net Periodic Postretirement Benefit Cost

At December 31,                                                                           1996           1995               1994
-----------------------------------------------------------------------------------------------------------------------------------
Service cost                                                                            $   2,820       $  1,827           $  3,553
Interest cost on APBO                                                                      54,651         59,706             44,118
Amortization of transition obligation over 20 years                                        27,859         27,859             22,148
Curtailment loss                                                                                                             63,821
                                                                                        -------------------------------------------
Net periodic postretirement benefit cost                                                   85,330         89,392            133,640
Amount capitalized as construction cost                                                   (16,672)       (14,010)           (20,134)

Amount deferred                                                                                          (20,561)           (13,212)

                                                                                        -------------------------------------------
Amount charged to expense                                                               $  68,658       $ 54,821           $100,294
                                                                                        --------------------------------------------

Assumption:
Discount rate                                                                                7.25%          8.50%              7.00%



Accrued Postretirement Benefit Liability
--------------------------------------------------------------------------------------------------------
At December 31,                                                                 1996             1995
--------------------------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
Retirees                                                                    $ 567,599            616,664
Fully eligible active employees                                               137,378            135,297
Other active                                                                   86,894             90,724
                                                                             ---------------------------
Total accumulated postretirement benefit obligation                           791,871            842,685
Unrecognized transition obligation                                           (273,013)          (300,872)

Unrecognized net (loss) gain                                                  (67,155)           (70,873)

                                                                             ---------------------------
Accrued postretirement liability                                             $451,703           $470,940
                                                                             ---------------------------
Assumption:

Discount rate                                                                    7.25%              7.25%


The health care inflation rate for 1996 is assumed to be 10%. This rate is projected to gradually decrease to an ultimate rate of 5% by the year 2007. A one percentage point increase in the health care inflation rate from the assumed rate would increase the accumulated postretirement benefit obligation by approximately $90,396 as of January 1, 1997, and would increase the aggregate of the service cost and interest cost components of net periodic postretirement benefit cost for 1997 by approximately $7,366.

                                      42
Retirement Savings Plan
upon eligible compensation. The Company makes a contribution equal exceed 6%, of the to 60% or 100% of each participant's pre-participant's eligible compensation for the plan year. The Company's contributions totaled $353,350, $301,794 and $240,103 for the years ended December 31, 1996, 1995 and 1994, respectively. As of December 31, 1996, there are 79,602 shares reserved to fund future contributions to the Plan.

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

The Dover site has been listed by the Environmental Protection Agency Region III ("EPA") on the Superfund National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). On August 19, 1994, the EPA issued the Record of Decision ("ROD") for the site, which selected a remedial plan and estimated the costs of the selected remedy at $2.7 million for ground-water remediation and $3.3 million for soil remediation. On May 17, 1995, EPA issued an order to the Company under Section 106 of CERCLA (the "Order"), which requires the Company to fund or implement the ROD. The Order was also issued to General Public Utilities Corporation, Inc. ("GPU"), which both EPA and the Company believe is liable under CERCLA. Other potentially responsible parties ("PRPs") such as the State of Delaware were not ordered to perform the ROD. In July 1996, the Company commenced the design phase of the ROD, on-site pre-design and investigation. A pre-design investigation report ("the report") was filed in October 1996 with the EPA. The report, which requires EPA approval, will provide up to date status on the site, which the EPA will use to determine if the remedial design selected in the ROD is still the appropriate remedy.

On March 6, 1995, the Company commenced litigation against the State of Delaware for contribution to the remedial costs being incurred to carry out the ROD. In December of 1995, this case was dismissed without prejudice based on a settlement agreement between the parties (the "Settlement"). Under the Settlement, the State agreed to contribute $600,000 toward the cost of implementing the ROD and to reimburse the EPA for $400,000 in oversight costs. The Settlement is contingent upon a formal settlement agreement between EPA and the State of Delaware being reached within the next two years. Upon satisfaction of all conditions of the Settlement, the litigation will be dismissed with prejudice.

On June 25, 1996, the Company initiated litigation against one of the other PRPs for contribution to the remedial costs incurred by Chesapeake in connection with complying with the ROD. At this time, management cannot predict the outcome of the litigation or the amount of proceeds to be received, if any.

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

During 1996, the Company completed construction and began remediation procedures at the Salisbury site and will be reporting, on an ongoing basis, the remediation and monitoring results to the Maryland Department of the Environment. The Company has accrued a liability with respect to the Salisbury site of $650,088 as of December 31, 1996. This amount is based on the estimated operating costs of the remediation facilities. A corresponding regulatory asset has been recorded, reflecting the Company's belief that costs incurred will be recoverable in rates.

Portions of the liability payouts for the Dover and Salisbury sites are expected to be over 30 and five-year periods, respectively. In addition, the Company has two other sites. One site located in the state of Florida, is currently being evaluated for which no estimate of liability can be made at this time. The other site has been remediated, and in 1996 the Company received the site closure certificate. It is management's opinion that any unrecovered current costs and any other future costs incurred will be recoverable through future rates or sharing arrangements with other responsible parties.


------------------------------------------------------------------------------
At December 31,                                            1996         1995
------------------------------------------------------------------------------
Environmental Costs Incurred
Delaware                                               $ 4,423,843  $3,929,417
Maryland                                                 2,187,810   1,805,572
Florida                                                    660,828     629,153
                                                       -----------------------
                                                         7,272,481   6,364,142
Less: Amounts approved for ratemaking treatment,
      net of insurance proceeds                          6,396,108   6,066,096
                                                       -----------------------
Amounts pending ratemaking recovery                    $   876,373   $ 298,046
                                                       -----------------------

K. Commitments and Contingencies

FERC PGA

On May 19, 1994, the FERC issued an Order directing Eastern Shore Natural Gas Company ("Eastern Shore") to refund, with interest, what the FERC characterized as overcharges from November 1, 1992 to the current billing month. Eastern Shore contested the order and requested a rehearing. Subsequently, Eastern Shore and the FERC entered into negotiations to resolve this issue.

In response to the FERC's May 19, 1994 Order, Eastern Shore accrued $412,000 during the second quarter of 1994 as an estimated liability for potential refunds relating to prior periods. Thereafter, Eastern Shore accrued each month to ensure that the potential refund was fully accrued. On August 17, 1995, the FERC issued an Order approving an Offer of Settlement submitted by Eastern Shore. The Order approved a change in Eastern Shore's PGA methodology retroactive to June 1, 1994, which resulted in a rate reduction of approximately $234,000 per year. The reserves that the Company had accrued for the potential refund were significantly greater than the rate reduction ordered. Accordingly, Eastern Shore reversed a large portion of the estimated liability that had been accrued. This reversal contributed $1,385,000 to pre-tax earnings, or $833,000 to after-tax earnings, during the third quarter of 1995. In connection with the offer of settlement and the resulting FERC Order, Eastern Shore applied in December 1995 to the FERC for a blanket certificate authorizing open access transportation service on its pipeline system. The implementation of open access transportation service, expected to occur during 1997, will provide all of Eastern Shore's customers with the opportunity to transport gas over its system at FERC regulated rates. Open access is thus likely to result in a shift of Eastern Shore's business from margins earned on sales of gas to large industrial customers, to a possibly lower margin earned on transportation services.

Other Commitments and Contingencies

The Company is involved in certain legal actions and claims arising in the normal course of business. The Company is also involved in certain legal and administrative proceedings before various governmental agencies concerning rates. In the opinion of management, the ultimate dispositon of these proceedings will have a material effect on the consolidated financial position of the Company.

L. Quarterly Financial Data (Unaudited)

In the opinion of the Company, the quarterly financial information shown below includes all adjustments necessary for a fair presentation of the operations for such periods. Due to the seasonal nature of the Company's business, there are substantial variations in operations reported on a quarterly basis.


-----------------------------------------------------------------------------------
                                First       Second        Third       Fourth
1996                           Quarter      Quarter      Quarter      Quarter
-----------------------------------------------------------------------------------
Operating Revenue            $44,270,265  $23,850,551  $18,475,914  $32,733,338
Operating Income             $ 5,277,681  $ 1,401,082  $   153,444  $ 2,411,567

Net Income                   $ 4,649,009  $   832,457    ($390,871) $ 1,819,833
Primary Earnings Per Share   $      1.24  $      0.22       ($0.10) $      0.48
Fully Diluted Earnings Per
 Share                       $      1.17  $      0.22       ($0.10) $      0.46
-----------------------------------------------------------------------------------
1995
-----------------------------------------------------------------------------------
Operating Revenue            $30,896,798  $22,074,663  $20,564,994  $30,483,961
Operating Income             $ 4,330,962  $ 1,369,342  $ 1,492,200  $ 2,369,015

Net Income                   $ 3,658,431  $   764,085  $   988,122  $ 1,826,057
Primary Earnings Per Share   $      1.00  $      0.21  $      0.27  $      0.49
Fully Diluted Earnings Per
 Share                       $      0.95  $      0.21  $      0.26  $      0.47
-----------------------------------------------------------------------------------

Results for the third quarter 1995 refelect a non-recurring increase in net income of $833,000, (see Note K to the Consolidated Financial Statements).

OPERATING STATISTICS

--------------------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                 1996            1995            1994               1993            1992
--------------------------------------------------------------------------------------------------------------------------
Revenues (In thousands)
     Natural gas
         Residential                           $18,256         $14,857         $15,228            $14,007         $12,935
         Commercial                             14,339          11,383          11,594             10,837           9,857
         Industrial                             28,546          36,898          32,718             31,622          26,977
         Sale for resale                        24,481          12,459           9,586              5,242           3,843
         Transportation                          3,369           2,993           2,639              2,480           2,400
         Other                                   1,102             515             (50)               193            (134)
                                       -----------------------------------------------------------------------------------
     Total natural gas revenues                 90,093          79,105          71,715             64,381          55,878
     Propane                                    22,334          17,608          17,789/*/          16,908          16,489
     Other                                       6,903           7,307           6,173              4,584           3,568
                                       ===================================================================================
     Total revenues                           $119,330        $104,020         $95,677            $85,873         $75,935
                                       ===================================================================================
Volumes
     Natural gas deliveries (in MMCF)
         Residential                             1,987           1,686           1,665              1,596           1,561
         Commercial                              2,092           1,792           1,771              1,676           1,633
         Industrial                              7,501          13,622          10,752              9,308           8,014
         Sale for resale                         1,065             990             998                984             997
         Transportation                         12,096          11,131           7,542              5,880           5,139
                                       -----------------------------------------------------------------------------------
     Total natural gas deliveries               24,741          29,221          22,728             19,444          17,344
                                       ===================================================================================
     Propane (in thousands of gallons)          19,853          17,748          18,395/*/          17,250          17,125
                                       ===================================================================================
Customers
     Natural gas
         Residential                            30,349          29,285          28,260             27,312          26,523
         Commercial                              4,151           4,030           3,879              3,759           3,683
         Industrial/**/                            210             212             204                196             198
         Sale for resale/**/                         3               3               3                  3               3
                                       -----------------------------------------------------------------------------------
     Total natural gas customers                34,713          33,530          32,346             31,270          30,407
     Propane                                    23,096          22,609          22,180             21,622          21,132
                                       -----------------------------------------------------------------------------------
     Total customers                            57,809          56,139          54,526             52,892          51,539
                                       ===================================================================================

    /*/ Excludes revenue of $2,895,000, which resulted from the sale of nine million gallons of propane to one large wholesale customer in 1994.

    /**/Includes transportation customers.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

Information pertaining to the Directors of the Company is incorporated herein by reference to the Proxy Statement, under "Information Regarding the Board of Directors and Nominees", dated and to be filed on or before April 4, 1997 in connection with the Company's Annual Meeting to be held on May 20, 1997.

The information required by this item with respect to executive officers is, pursuant to instruction 3 of paragraph (b) of Item 401 of Regulation S-K, set forth in Item 10 of Part I of this Form 10-K under "Executive Officers of the Registrant."

Item 11.  Executive Compensation

This information is incorporated herein by reference to the Proxy Statement, under "Report on Executive Compensation", dated and to be filed on or before April 4, 1997 in connection with the Company's Annual Meeting to be held on May 20, 1997.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

This information is incorporated herein by reference to the Proxy Statement, under "Beneficial Ownership of the Company's Securities", dated and to be filed on or before April 4, 1997 in connection with the Company's Annual Meeting to be held on May 20, 1996.

Item 13.  Certain Relationships and Related Transactions

This information is incorporated herein by reference to the Proxy Statement, under "Beneficial Ownership of the Company's Securities", dated and to be filed on or before April 4, 1997 in connection with the Company's Annual Meeting to be held on May 20, 1997.

                                    PART IV

Item 14. Financial Statements, Financial Statement Schedules, and Exhibits and Reports on Form 8-K

(a)  The following documents are filed as a part of this report:
     1.  Financial Statements:
                  - Accountants' Report dated February 13, 1997 of Coopers &
                    Lybrand L.L.P., Independent Accountants
                  - Consolidated Statements of Income for each of the three
                    years ended December 31, 1996, 1995 and 1994
                  - Consolidated Balance Sheets at December 31, 1996 and
                    December 31, 1995
                  - Consolidated Statements of Cash Flows for each of the three years ended December 31, 1996, 1995 and 1994
                  - Consolidated Statements of Common Stockholders' Equity for
                    each of the three years ended December 31, 1996
                  - Consolidated Statements of Income Taxes for each of the
                    three years ended December 31, 1996
                  - Notes to Consolidated Financial Statements

      2. The following additional information for the years 1996, 1995 and 1994 is submitted herewith: Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not required, are inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

(b)      Reports on Form 8-K

         On January 13, 1997, the Company filed a report on Form 8-K, reporting under Item 5 that the Company has agreed to purchase all of the outstanding shares of Tri-County Gas Company, Inc.

(c)  Exhibits

Exhibit 3.(a)  -  Certificate of Incorporation

                  Amended Certificate of Incorporation of Chesapeake Utilities Corporation, is incorporated herein by reference to Exhibit 3.(b) to the Form 10-Q for the quarterly period ended June 30, 1995, of Chesapeake Utilities Corporation.

Exhibit 3.(b)  -  Bylaws

                  Amended Bylaws of Chesapeake Utilities Corporation, are incorporated herein by reference to Exhibit 3.(b) to the Annual Report on Form 10-K for the year ended December 31, 1994 of Chesapeake Utilities Corporation.

Exhibit 4.(a)  -  The Form of Indenture between the Company and Boatmen's Trust
                  Company, Trustee, with respect to the 8 1/4% Convertible Debentures is incorporated herein by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-2, Reg. No. 33-26582, filed on January 13, 1989.

Exhibit 4.(b)  -  Note Agreement dated February 9, 1993, by and between the Company and Massachusetts Mutual Life Insurance Company and MML Pension Insurance Company, with respect to $10,000,000 7.97% Unsecured Senior Notes due February 1, 2008, is incorporated herein by reference to Exhibit 4.(b) to the Annual Report on Form 10-K for the year ended December 31, 1992, of Chesapeake Utilities Corporation.*

Exhibit 4.(c)  -  The Directors Stock Compensation Plan adopted by Chesapeake
                  Utilities Corporation in 1995, is incorporated herein by reference to the Company's Proxy Statement dated April 17, 1995, in connection with the Company's annual meeting held in May, 1995.

Exhibit 4.(d) The Note Purchase Agreement entered into by the Company on October 2, 1995, pursuant to which the Company privately placed $10 million of its 6.91% Senior Notes due in 2010, is not being filed herewith, in accordance with Item 601(b)(4)(iii) of Regulation S-K. The Company hereby agrees to furnish a copy of that agreement to the Commission upon request.

Exhibit 10.(a) -  Service Agreement dated November 1, 1989, by and between
                  Transcontinental Gas Pipe Line Corporation and Eastern Shore Natural Gas Company, is incorporated herein by reference to
                  Exhibit 10.(a) to the Annual Report on Form 10-K for the year ended December 31, 1989, of Chesapeake Utilities Corporation.*

Exhibit 10.(b) -  Service Agreement dated November 1, 1989, by and between
                  Columbia Gas Transmission Corporation and Eastern Shore Natural Gas Company, is incorporated herein by reference to
                  Exhibit 10.(b) to the Annual Report on Form 10-K for the year ended December 31, 1989, of Chesapeake Utilities Corporation.*

Exhibit 10.(c) -  Service Agreement for General Service dated November 1, 1989, by and between Florida Gas Transmission Company and Chesapeake Utilities Corporation, is incorporated herein by reference to
                  Exhibit 10.(c) to the Annual Report on Form 10-K for the year ended December 31, 1990, of Chesapeake Utilities Corporation.*

Exhibit 10.(d) -  Service Agreement for Preferred Service dated November 1,
                  1989, by and between Florida Gas Transmission Company and Chesapeake Utilities Corporation, is incorporated herein by reference to Exhibit 10.(d) to the Annual Report on Form 10-K for the year ended December 31, 1990, of Chesapeake Utilities Corporation.*

Exhibit 10.(e) -  Service Agreement for Firm Transportation Service dated
                  November 1, 1989, by and between Florida Gas Transmission Company and Chesapeake Utilities Corporation, is incorporated herein by reference to Exhibit 10.(e) to the Annual Report on Form 10-K for the year ended December 31, 1990, of Chesapeake Utilities Corporation.*

Exhibit 10.(f) -  Form of Service Agreement for Interruptible Sales Services
                  dated May 11, 1990, by and between Florida Gas Transmission Company and Chesapeake Utilities Corporation, is incorporated herein by reference to Exhibit 10.(f) to the Annual Report on Form 10-K for the year ended December 31, 1990, of Chesapeake Utilities Corporation.*

Exhibit 10.(g) -  Interruptible Transportation Service Agreement dated February
                  23, 1990, by and between Florida Gas Transmission Company and Chesapeake Utilities Corporation, is incorporated herein by reference to Exhibit 10.(g) to the Annual Report on Form 10-K for the year ended December 31, 1990, of Chesapeake Utilities Corporation.*

Exhibit 10.(h) -  Interruptible Transportation Service Agreement dated November
                  30, 1990, by and between Florida Gas Transmission Company and Chesapeake Utilities Corporation, is incorporated herein by reference to Exhibit 10.(h) to the Annual Report on Form 10-K for the year ended December 31, 1990, of Chesapeake Utilities Corporation.*

Exhibit 10.(i) -  Executive Employment Agreement dated March 26, 1992, by and between Chesapeake Utilities Corporation and Ralph J. Adkins is incorporated herein by reference to Exhibit 10.(a) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, of Chesapeake Utilities Corporation.*

Exhibit 10.(j) -  Executive Employment Agreement dated March 26, 1992, by and between Chesapeake Utilities Corporation and John R. Schimkaitis, is incorporated herein by reference to Exhibit 10.(b) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, of Chesapeake Utilities Corporation.*

Exhibit 10.(k) -  Chesapeake Utilities Corporation Cash Bonus Incentive Plan
                  dated January 1, 1992, is incorporated herein by reference to
                  Exhibit 10.(o) to the Annual Report on Form 10-K for the year ended December 31, 1991, of Chesapeake Utilities Corporation.*

Exhibit 10.(l) -  Chesapeake Utilities Corporation Performance Incentive Plan
                  dated January 1, 1992, is incorporated herein by reference to the Company's Proxy Statement dated April 20, 1992, in connection with the Company's Annual Meeting held on May 19, 1992.

Exhibit 10.(m) -  Form of Tandem Stock Option and Performance Share Agreement
                  dated November 18, 1994, pursuant to Chesapeake Utilities Corporation Performance Incentive Plan by and between Chesapeake Utilities Corporation and Ralph J. Adkins, John R. Schimkaitis, Philip S. Barefoot and Jerry D. West, filed is incorporated herein by reference to exhibit 3.(b) to the Annual Report on Form 10-K for the year ended December 31, 1994 for Chesapeake Utilities Corporation.*

Exhibit 10.(n) -  Agreement and Plan of Merger by and between Chesapeake
                  Utilities Corporation and Tri-County Gas Company, Inc. is incorporated herein by reference from the Form 8-K filed on January 13, 1997.

Exhibit 11.    -  Computation of Primary and Fully Diluted Earnings Per Share,
                  filed herewith.

Exhibit 12.    -  Computation of Ratio of Earning to Fixed Charges, filed herewith.

Exhibit 21.    -  Subsidiaries of the Registrant, filed herewith.

Exhibit 23.    -  Consent of Independent Accountants, filed herewith.

                  *  Filed under commission file #0-593.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Chesapeake Utilities Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CHESAPEAKE UTILITIES CORPORATION

                                 By:  /s/  RALPH J. ADKINS
                                    ----------------------
                                      Ralph J. Adkins
                                      President and Chief Executive Officer

                                 Date:  March 17, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  JOHN W. JARDINE, JR.                     /s/  RALPH J. ADKINS
-------------------------                     --------------------
John W. Jardine, Jr.,                         Ralph J. Adkins, President,
Chairman of the Board and Director            Chief Executive Officer and
                                              Director

Date:  March 17, 1997                         Date:  March 17, 1997


/s/   JOHN R. SCHIMKAITIS                     /s/  MICHAEL P. MCMASTERS
-------------------------                     -------------------------
John R. Schimkaitis, Executive Vice           Michael P. McMasters
President, Chief Operating Officer,           Vice President, Chief Financial
Director                                      Officer and Treasurer
                                              (Principal Financial Officer)

Date:  March 17, 1997                         Date:  March 17, 1997


/s/  JEREMIAH P. SHEA                         /s/  ROBERT F. RIDER
---------------------                         --------------------
Jeremiah P. Shea, Director                    Robert F. Rider, Director

Date:  March 17, 1997                         Date:  March 17, 1997


/s/  WILLIAM G. WARDEN, III                   /s/  RUDOLPH M. PEINS, JR.
---------------------------                   --------------------------
William G. Warden, III, Director              Rudolph M. Peins, Jr., Director

Date:  March 17, 1997                         Date:  March 17, 1997


/s/  RICHARD BERNSTEIN                        /s/  WALTER J. COLEMAN
----------------------                        ----------------------
Richard Bernstein, Director                   Walter J. Coleman, Director

Date:  March 17, 1997                         Date:  March 17, 1997

               CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

               COLUMN A                     COLUMN B                COLUMN C                      COLUMN D             COLUMN E
======================================== =============== ===================================   ===============    =================
                                                              ----- Additions -----
                                                         ===================================
                                           Balance at      Charged to         Charged to                              Balance at
                                           Beginning       Costs and             Other                                   End
               Description                 of Period        Expense            Accounts          Deductions           of Period
======================================== =============== ===============  ==================   ===============    =================
Valuation accounts deducted from assets
to which they apply for doubtful
   accounts receivable:
          1996 . . . . . . . . . . . . .    $309,955        $364,622          $55,631 (B)        ($337,796) (A)        $392,412
          1995 . . . . . . . . . . . . .    $202,152        $328,012          $43,151 (B)        ($263,360) (A)        $309,955
          1994 . . . . . . . . . . . . .    $186,018        $130,263          $57,633 (B)        ($171,762) (A)        $202,152

Notes:
(A)  Uncollectible accounts charged off.
(B)  Recoveries.