Form 10-Q
period 1997-03-31
CHESAPEAKE UTILITIES CORP
filed 1997-05-14
CIK 19745

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                      _______________________________
                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended:  MARCH 31, 1997

                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ______ to ______

                     Commission file number:  0-593

                   CHESAPEAKE UTILITIES CORPORATION
                   --------------------------------
        (Exact name of registrant as specified in its charter)

               DELAWARE                           51-0064146
 -------------------------------              -------------------
 (State of other jurisdiction of               (I.R.S. Employer
  incorporation or organization)              Identification No.)


      909 SILVER LAKE BOULEVARD, DOVER, DELAWARE         19904
  ----------------------------------------------------------------
       (Address of principal executive offices)        (Zip Code)

                           (302) 734-6798
        ---------------------------------------------------
        (Registrant's Telephone Number, Including Area Code)


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

Common Stock, par value $.4867 - 4,452,704 shares issued as of March 31, 1997.

                                    PART I
                            FINANCIAL INFORMATION


               CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                              March 31,    December 31,
                                                                 1997         1996
ASSETS                                                       (Unaudited)  (As restated)
                                                              -----------  -----------
PROPERTY, PLANT AND EQUIPMENT
  Natural gas distribution                                    $71,760,470  $70,497,872
  Natural gas transmission                                     32,458,704   30,655,492
  Propane distribution                                         25,585,341   25,279,217
  Advanced information services                                   642,161    1,003,850
  Other                                                         4,853,437    4,769,431
  Gas plant acquisition adjustment                                795,004      795,004
                                                             --------------------------
    Total property, plant and equipment                       136,095,117  133,000,866
  Less:  Accumulated depreciation and amortization            (40,235,658) (39,430,739)
                                                             --------------------------
    Net property, plant and equipment                          95,859,459   93,570,127
                                                             --------------------------

INVESTMENTS                                                     2,249,147    2,263,068
                                                             --------------------------

CURRENT ASSETS
  Cash and cash equivalents                                     2,191,887    2,213,529
  Accounts receivable, less allowance for uncollectibles       11,738,178   14,488,944
  Materials and supplies, at average cost                       1,141,095    1,284,876
  Propane inventory, at average cost                            1,621,143    2,345,531
  Storage gas prepayments                                         483,795    3,731,680
  Underrecovered purchased gas costs                            1,848,726    2,192,170
  Income taxes receivable                                               0      112,942
  Prepaid expenses                                                402,948      942,359
  Deferred income taxes, net                                      552,730      158,010
                                                             --------------------------
    Total current assets                                       19,980,502   27,470,041
                                                             --------------------------

DEFERRED CHARGES AND OTHER ASSETS
  Environmental regulatory assets                               6,616,474    6,650,088
  Environmental expenditures, net                               1,750,544    1,778,348
  Order 636 transition cost                                       800,556      943,209
  Other deferred charges and intangible assets                  3,343,084    3,371,027
                                                             --------------------------
    Total deferred charges and other assets                    12,510,658   12,742,672
                                                             --------------------------


TOTAL ASSETS                                                 $130,599,766 $136,045,908
                                                             ==========================

The accompanying notes are an integral part of these financial statements.

                CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                               March 31,   December 31,
                                                                  1997         1996
CAPITALIZATION AND LIABILITIES                                (Unaudited) (As restated)
                                                              -----------  -----------
CAPITALIZATION
  Stockholders' equity
    Common Stock, par value $.4867 per share;
    (authorized 12,000,000 shares; issued 4,452,704
    and 4,439,516 shares, respectively)                        $2,167,047   $2,160,628
    Additional paid-in capital                                 18,961,990   18,745,718
    Retained earnings                                          29,164,113   26,957,049
           Unearned compensation - restricted stock awards       (321,067)    (364,529)
           Net unrealized gain on marketable securities            30,944       38,598
                                                             --------------------------
    Total stockholders' equity                                 50,003,027   47,537,464

  Long-term debt, net of current portion                       28,907,000   30,776,919
                                                             --------------------------
    Total capitalization                                       78,910,027   78,314,383
                                                             --------------------------

CURRENT LIABILITIES
  Current portion of long-term debt                               784,868    1,285,938
  Short-term borrowings                                        12,000,000   12,700,000
  Accounts payable                                              7,581,080   14,426,983
  Refunds payable to customers                                    350,788      353,734
  Income taxes payable                                          2,414,927            0
  Accrued interest                                                598,943      741,768
  Dividends payable                                             1,079,781      883,621
  Other accrued expenses                                        3,427,165    3,733,233
                                                             --------------------------
    Total current liabilities                                  28,237,552   34,125,277
                                                             --------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes, net                                   10,169,424    9,798,676
  Deferred investment tax credits                                 867,609      876,432
  Environmental liability                                       6,616,474    6,650,088
  Accrued pension costs                                         2,006,572    1,866,660
  Order 636 transition liability                                  800,556      943,209
  Other liabilities                                             2,991,552    3,471,183
                                                             --------------------------
    Total deferred credits and other liabilities               23,452,187   23,606,248
                                                             --------------------------
TOTAL CAPITALIZATION AND LIABILITIES                         $130,599,766 $136,045,908
                                                             ==========================

The accompanying notes are an integral part of these financial statements.

                  CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)

                                                                For the Quarter Ended
                                                                   March 31,
                                                             (Unaudited)  (As restated)
                                                             --------------------------
OPERATING REVENUES                                            $43,645,586  $49,033,492
                                                             --------------------------
OPERATING EXPENSES
  Purchased gas costs                                          27,993,181   30,055,556
  Operations                                                    6,325,748    6,447,620
  Maintenance                                                     492,447      576,221
  Depreciation and amortization                                 1,348,347    1,407,805
  Other taxes                                                   1,113,223    1,099,746
  Income taxes                                                  2,272,543    2,779,045
                                                             --------------------------
    Total operating expenses                                   39,545,489   42,365,993
                                                             --------------------------
OPERATING INCOME                                                4,100,097    6,667,499

OTHER INCOME AND DEDUCTIONS                                        65,164       75,150
                                                             --------------------------
INCOME BEFORE INTEREST CHARGES                                  4,165,261    6,742,649

INTEREST CHARGES                                                  799,148      742,492
                                                             --------------------------

NET INCOME                                                     $3,366,113   $6,000,157
                                                             ==========================

Earnings per share of Common Stock (1)
  Primary:
  Earnings per share                                                $0.75        $1.36
                                                             ==========================
  Average shares outstanding                                    4,475,839    4,399,372
                                                             ==========================

  Fully diluted:
  Earnings per share                                                $0.72        $1.30
                                                             ==========================
  Average shares outstanding                                    4,716,543    4,648,750
                                                             ==========================



(1) See Exhibit 11-Computation of Primary and Fully Diluted Earnings Per Share

The accompanying notes are an integral part of these financial statements.

                  CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                             For the Three Months Ended
                                                                      March 31,
                                                             (Unaudited)  (As restated)
                                                             --------------------------
OPERATING ACTIVITIES
  Net Income                                                   $3,366,113   $6,000,157
  Adjustments to reconcile net income to net operating cash
    Depreciation and amortization                               1,482,246    1,437,135
    Deferred income taxes, net                                    (17,972)    (168,469)
    Investment tax credit adjustments                              (8,823)      (8,823)
    Employee benefits                                             120,753       95,148
    Employee compensation from lapsing stock restrictions          43,462       89,732
    Other                                                        (460,205)      78,134
  Changes in assets and liabilities:
    Accounts receivable                                         2,750,766   (2,039,913)
    Inventory, materials, supplies and storage gas              4,116,054    2,283,700
    Prepaid expenses                                              539,411      613,404
    Other deferred charges                                         25,758      157,914
    Accounts payable                                           (6,845,903)  (2,172,894)
    Refunds payable to customers                                   (2,946)     (60,006)
    Over(Under)recovered purchased gas costs                      343,444     (845,240)
    Other current liabilities                                   2,078,975    1,396,723
                                                             --------------------------
      Net cash provided by operating activities                 7,531,133    6,856,702

INVESTING ACTIVITIES
  Property, plant and equipment expenditures, net              (3,741,589)  (2,738,852)
                                                             --------------------------
      Net cash used by investing activities                    (3,741,589)  (2,738,852)

FINANCING ACTIVITIES
  Common stock dividends net of amounts reinvested of
    $131,800 and $141,371, respectively                          (831,088)    (695,962)
  Net repayments under line of credit agreements                 (700,000)  (3,400,000)
  Proceeds from issuance of stock to Company 401(k) plan           90,891       83,735
  Repayments of long-term debt                                 (2,370,989)    (244,866)
                                                             --------------------------
      Net cash used by financing activities                    (3,811,186)  (4,257,093)

NET DECREASE IN CASH                                              (21,642)    (139,243)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                2,213,529    1,395,614
                                                             --------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $2,191,887   $1,256,371
                                                             ==========================

The accompanying notes are an integral part of these financial statements.

       CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES

                 NOTES TO FINANCIAL STATEMENTS
                          (UNAUDITED)

1.   QUARTERLY FINANCIAL DATA

  The financial information included herein is unaudited; however, the financial information reflects normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company's interim results. Due to the seasonal nature of the Company's business, there are substantial variations in the results of operations reported on a quarterly basis. Certain amounts in 1996 have been reclassified to conform with the 1997 presentation.

2.   ACQUISITION

  On March 6, 1997, the Company acquired all of the outstanding common stock of Tri-County Gas Company, Inc. ("Tri-County") and associated properties. The principal business of Tri-County is the distribution of propane to both retail and wholesale customers on the Delmarva Peninsula.

  The transaction was effected through the exchange of 639,000 shares of the Company's common stock and accounted for as a pooling of interests. Accordingly, the financial statements for 1997 and 1996, as restated, include the financial results of Tri-County along with the shares of stock issued in connection with the acquisition as required by the accounting rules.

  The combined operations of the Company and Tri-County will serve approximately 32,000 propane customers on the Delmarva Peninsula during 1997.

3.   STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 128

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 regarding earnings per share, which requires us to present basic and diluted earnings per share in our financial statements. We must adopt the requirements of this standard in our financial statements for the year ended December 31, 1997. Adoption of this standard is not expected to have a material impact on our financial statements.

4.   COMMITMENTS AND CONTINGENCIES

  Environmental

  (a)  Dover Gas Light Site

  In 1984, the State of Delaware notified the Company that a parcel of land it purchased in 1949 from Dover Gas Light Company, a predecessor gas company, contains hazardous substances. The State also asserted that the Company is responsible for any clean up and prospective environmental monitoring of the site. The Delaware Department of Natural Resources and Environmental Control ("DNREC") investigated the site and surroundings, finding coal tar residue and some ground-water contamination.

  In October 1989, the Environmental Protection Agency Region III ("EPA") listed the Dover Site on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund"). At that time under CERCLA, both the State of Delaware and the Company were named as potentially responsible parties ("PRP") for clean up of the site.

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

  On November 18, 1994, EPA issued a "Special Notice Letter" (the "Letter") to Chesapeake and three other PRPs. The Letter includes, inter alia, (1) a demand for payment by the PRPs of EPA's past costs (estimated to be approximately $300,000) and future costs incurred overseeing Site work; (2) notice of EPA's commencement of a 60-day moratorium on certain EPA response activities at the Site; (3) a request by EPA that Chesapeake and the other PRPs submit a "good faith proposal" to conduct or finance the work identified in the ROD; and (4) proposed consent orders by which Chesapeake and other parties may agree to perform the good faith proposal.

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

  In July 1996, the Company commenced the design phase of the ROD, which consists of on-site pre-design and investigation. A pre-design investigation report ("the report") was filed in October 1996 with the EPA. The report, which requires EPA approval, provided up to date status on the site, which the EPA will use to determine if the remedial design selected in the ROD is still the appropriate remedy.

  In the report, the Company proposed a modification to the soil cleanup remedy selected in the ROD to take into account existing land use restriction that bans future development at the site. In April of 1997, the EPA issued a fact sheet stating that the EPA was considering whether or not to make this modification. The fact sheet included an overall cost estimate of $5.7 million for the proposed modified remedy and a new overall cost estimate of $13.2 million for the remedy selected in the ROD. On April 30, 1997, the EPA held a public meeting to receive comments concerning the proposed modification. A statement on behalf of the Company supporting a reduced level of soil remediation was filed at the meeting. Attached to the Company's statement were letters from the State of Delaware and DNREC supporting the Company's proposal.

  If the EPA elects to modify the ROD, the EPA will file an Explanation of Significant Differences ("ESD") for public comment before taking final action.

  In the third quarter of 1994, the Company increased its accrued liability recorded with respect to the Dover Site to $6.0 million. This amount reflected the EPA's estimate, as stated in the ROD, for remediation of the site according to the ROD. Current estimates for remediation of the site range from $5.7 million to $13.2 million, depending on the remedy selected by the EPA. At this time, it is management's opinion that no one amount within the range can be determined to be a better estimate of the cost to remediate the site. Accordingly, the Company has not adjusted its $6.0 million accrual. The recorded liability may be adjusted upward or downward, depending on the outcome of the EPA's consideration of the remedy and the Company's estimate of the cost of the remedy selected. The Company has also recorded a regulatory asset of $6.0 million, corresponding to the recorded liability. Management believes that in addition to the $600,000 expected to be contributed by the State of Delaware under the Settlement, the Company will be equitably entitled to contribution from other responsible parties for a portion of the expenses to be incurred in connection with the remedies selected in the ROD. Management also believes that the amounts not so contributed will be recoverable in the Company's rates.

  As of March 31, 1997, the Company has incurred approximately $4.2 million in costs relating to environmental testing and remedial action studies. In 1990, the Company entered into settlement agreements with a number of insurance companies resulting in proceeds to fund actual environmental costs incurred over a five to seven-year period beginning in 1990. In December 1995, the Delaware Public Service Commission authorized recovery of all unrecovered environmental costs incurred by a means of a rider (supplement) to base rates, applicable to all firm service customers. The costs would be recovered through a five-year amortization offset by the deferred tax benefit associated with those environmental costs. The deferred tax benefit equals the projected cash flow savings realized by the Company in connection with a reduced income tax liability due to the possibility of accelerated deductions allowed on certain environmental costs when incurred. Each year a new rider rate will be calculated to become effective December 1. The rider rate will be based on the amortization of expenditures through September of the filing years plus amortization of expenses from previous years. The advantage of the rider is that it is not necessary to file a rate case every year to recover expenses incurred. As of March 31, 1997, the amount of environmental cost not included in the rider, effective January 1, 1997 was $252,000. With the rider mechanism established, it is management's opinion that these costs and any future costs, net of the deferred income tax benefit, will be recoverable in rates.

  (b)  Salisbury Town Gas Light Site

  In cooperation with the Maryland Department of the Environment ("MDE"), the Company has completed an assessment of the Salisbury manufactured gas plant site. The assessment determined that there was localized contamination of ground-water. A remedial design report was submitted to MDE in November 1990 and included a proposal to monitor, pump and treat any contaminated ground-water on-site. Through negotiations with the MDE, the remedial action work plan was revised with final approval from MDE obtained in early 1995. The remediation process for ground-water was revised from pump-and-treat to Air Sparging and Soil-Vapor Extraction, resulting in a substantial reduction in overall costs. During 1996, the Company completed construction and began remediation procedures at the Salisbury site and will be reporting the remediation and monitoring results to the MDE on an ongoing basis.

  The cost of remediation is estimated to range from $140,000 to $190,000 per year for operating expenses. Based on these estimated costs, the Company recorded both a liability and a deferred regulatory asset of $650,088 on December 31, 1996, to cover the Company's projected remediation costs for this site. The liability payout for this site is expected to be over a five-year period. As of March 31, 1997, the Company has incurred approximately $2.2 million for remedial actions and environmental studies and has charged such costs to accumulated depreciation. In January 1990, the Company entered into settlement agreements with a number of insurance companies resulting in proceeds to fund actual environmental costs incurred over a three to five-year period beginning in 1990. The final insurance proceeds were requested and received in 1992. In December 1995, the Maryland Public Service Commission approved recovery of all environmental costs incurred through September 30, 1995 less amounts previously amortized and insurance proceeds. The amount approved for a 10-year amortization period was $964,251. Of the $2.2 million in costs reported above, approximately $451,000 has not been recovered through insurance proceeds or received ratemaking treatment. It is management's opinion that these costs incurred and future costs incurred, if any, will be recoverable in rates.

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

  Additional contamination assessment activities were conducted at the site in late 1992 and early 1993. In March 1993, a Contamination Assessment Report Addendum ("CAR Addendum") was delivered to FDEP. The CAR Addendum concluded that soil and ground-water impacts have been adequately delineated as a result of the additional field work. The FDEP approved the CAR and CAR Addendum in March of 1994. The next step is a Risk Assessment ("RA") and a Feasibility Study ("FS") on the site. A draft of the RA and FS were filed with the FDEP during 1995; however, the RA and FS are not complete until accepted as final by the FDEP. On May 10, 1996, the Company transmitted to FDEP an Air Sparging and Soil Vapor Extraction Pilot Study Work Plan for FDEP's review and approval. The Work Plan described the Company's proposal to undertake an Air Sparging and Soil Vapor Extraction pilot study to evaluate the effectiveness of air sparging as a ground-water remedy combined with soil vapor extraction at the Property. The Company is currently awaiting FDEP's comments to the Work Plan. It is not possible to determine whether remedial action will be required by FDEP and, if so, the cost of such remediation.

  The Company has spent approximately $666,000 on these investigations as of March 31, 1997, and expects to recover these expenses, as well as any future expenses, through base rates. These costs have been accounted for as charges to accumulated depreciation. The Company requested and received from the Florida Public Service Commission ("FPSC") approval to amortize through base rates $359,659 of cleanup and removal costs incurred as of December 31, 1986. As of December 31, 1992, these costs were fully amortized. In January 1993, the Company received approval to recover, through base rates, approximately $217,000 in additional costs related to the former manufactured gas plant. This amount represents recovery of $173,000 of costs incurred from January 1987 through December 1992, as well as prospective recovery of estimated future costs which had not yet been incurred at that time. The FPSC has allowed for amortization of these costs over a three-year period and provided for rate base treatment for the unamortized balance. In a separate docket before the FPSC, the Company has requested and received approval to apply a refund of 1991 overearnings of approximately $118,000 against the balance of unamortized environmental charges incurred as of December 31, 1992. As a result, these environmental charges were fully amortized as of June 1994. The FPSC issued an order in January 1997, applying a refund of $292,000, pertaining to 1994 and 1995 overearnings, toward the balance of unamortized environmental charges. Of the $666,000 in costs reported above, all costs have received ratemaking treatment. The FPSC has allowed the Company to continue to accrue for future environmental costs. At March 31, 1997, the Company has $408,000 accrued. It is management's opinion that future costs, if any, will be recoverable in rates.

  (d)  Smyrna Coal Gas Site

  On August 29, 1989 and August 4, 1993, representatives of DNREC conducted sampling on property owned by the Company in Smyrna, Delaware. This property is believed to be the location of a former manufactured gas plant. Analysis of the samples taken by DNREC show a limited area of soil contamination.

  On November 2, 1993, DNREC advised the Company that it would require a remediation of the soil contamination under the state's Hazardous Substance Cleanup Act and submitted a draft Consent Decree to the Company for its review. The Company met with DNREC personnel in December 1993 to discuss the scope of any remediation of the site and, in January 1994, submitted a proposed work plan, together with comments on the proposed Consent Decree. The final Work Plan was submitted on September 27, 1994. DNREC has approved the Work Plan and the Consent Decree. Remediation based on the Work Plan was completed in 1995, at a cost of approximately $263,000. In June 1996, the Company received the certificate of completion from DNREC. It is management's opinion that these costs will be recoverable in rates.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                         RESULTS OF OPERATIONS FOR THE
                          QUARTER ENDED MARCH 31, 1997

The Company recognized net income of $3,366,113 for the three months ended March 31, 1997, representing a decrease in net income of $2,634,044 as compared to the corresponding period in 1996. The financial results for 1997 and 1996 include the operating results of Tri-County Gas Company, Inc. ("Tri-County"), which was acquired on March 6, 1997 and was accounted for as a pooling of interests. As indicated in the table below, the decrease in earnings before interest and taxes ("EBIT") is primarily due to the lower earnings of the natural gas distribution and propane distribution segments slightly offset by the higher earnings of the natural gas transmission and advanced information services segments.

                                       FOR THE QUARTER ENDED MARCH 31,
                                       1997        1996         Change
                                       ----        ----         ------
Earnings Before Interest and Taxes
   Natural Gas Distribution         $3,421,562  $4,756,720  $(1,335,158)
   Natural Gas Transmission            617,411     555,096       62,315
   Propane Distribution              1,702,173   3,711,192   (2,009,019)
   Advanced Information Services       411,084     309,793      101,291
   Eliminations and Other              220,410     113,743      106,667
                                     ---------   ---------    ---------
Total EBIT                           6,372,640   9,446,544   (3,073,904)
Operating Income Taxes               2,272,543   2,779,045     (506,502)
Interest                               799,148     742,492       56,656
Non-Operating Income, Net               65,164      75,150       (9,986)
                                     ---------   ---------    ---------
Net Income                          $3,366,113  $6,000,157  $(2,634,044)
                                     =========   =========    =========

                        Natural Gas Distribution

The natural gas distribution segment reported EBIT of $3,421,562 for the first quarter 1997 as compared to EBIT of $4,756,720 for the corresponding period last year, a decrease of $1,335,158. The decrease in EBIT is due to a reduction in gross margins, coupled with a 6% increase in operations and maintenance expenses.

                                       FOR THE QUARTER ENDED MARCH 31,
                                       1997         1996         Change
                                       ----         ----         ------
Revenue                            $26,478,805  $27,716,421  $(1,237,616)
Cost of Gas                         18,969,411   19,063,786      (94,375)
                                    ----------   ----------    ---------
Gross Margin                         7,509,394    8,652,635   (1,143,241)

Operations & Maintenance             2,571,541    2,425,159      146,382
Depreciation & Amortization            787,486      742,053       45,433
Other Taxes                            728,805      728,703          102
                                    ----------   ----------    ---------
EBIT                               $ 3,421,562  $ 4,756,720  $(1,335,158)
                                    ==========   ==========    =========

The decrease in gross margin is primarily due to temperatures in our northern service territories being 14% warmer than the same period last year, resulting in an 11% reduction in volumes delivered.

The increase in operations and maintenance expenses of $146,382 is due to increases in pensions and benefits, outside services, advertising and maintenance of both mains and services. Depreciation and amortization expenses increased $45,433 due to plant placed in service during the past year.

                        Natural Gas Transmission

The natural gas transmission segment reported EBIT of $617,411 for the first quarter of 1997 as compared to EBIT of $555,096 for the corresponding period last year, an increase of $62,315. The increase in EBIT is primarily due to a decrease in operating expenses partially offset by a decrease in gross margin.

                                      FOR THE QUARTER ENDED MARCH 31,
                                       1997        1996       Change
                                       ----        ----       ------
Revenue                            $12,060,054  $11,709,292  $350,762
Cost of Gas                         10,376,853   10,004,149   372,704
                                    ----------   ----------   -------
Gross Margin                         1,683,201    1,705,143   (21,942)

Operations & Maintenance               736,316      850,543  (114,227)
Depreciation & Amortization            222,688      191,332    31,356
Other Taxes                            106,786      108,172    (1,386)
                                    ----------   ----------   -------
EBIT                               $   617,411  $   555,096  $ 62,315
                                    ==========   ==========   =======

The decrease in operations and maintenance expenses of $114,227 is due to a decrease in compensation. Depreciation and amortization increased $31,356 due to plant placed in service during the past year.

The Company's wholly-owned natural gas transmission subsidiary, Eastern Shore Natural Gas Company ("Eastern Shore") applied in December of 1995 to the Federal Energy Regulatory Commission for a blanket certificate authorizing open access transportation service. Eastern Shore expects implementation to occur during the second half of 1997.

                          Propane Distribution

The propane distribution segment reported EBIT of $1,702,173 as compared to EBIT of $3,711,192 for the corresponding period last year. The decrease in EBIT of $2,009,019 was primarily due to a reduction in gross margin. The 1997 and 1996 financial results of the propane distribution segment include the operating results of Tri-County.

                                       FOR THE QUARTER ENDED MARCH 31,
                                       1997         1996        Change
                                       ----         ----        ------
Revenue                            $11,178,028  $14,753,900  $(3,575,872)
Cost of Gas                          6,672,656    8,057,449   (1,384,793)
                                    ----------   ----------    ---------
Gross Margin                         4,505,372    6,696,451   (2,191,079)

Operations & Maintenance             2,358,170    2,395,567      (37,397)
Depreciation & Amortization            289,255      426,559     (137,304)
Other Taxes                            155,774      163,133       (7,359)
                                    ----------   ----------    ---------
EBIT                               $ 1,702,173  $ 3,711,192  $(2,009,019)
                                    ==========   ==========    =========

The decrease in gross margin is due primarily to a 21% decrease in sales volumes and a 20% decrease in the margin earned per gallon sold. The decreases in both sales volumes and margin earned are primarily related to temperatures which were 14% warmer than the same period last year. The reduction in margin earned was the difference between the Company's cost of propane in inventory, versus the cost of propane available from suppliers during the first quarter of 1997. The difference can be attributed to the warmer weather which reduced consumer demands and wholesale supplier prices.

Depreciation and amortization expense decreased $137,304, of which $97,000 is related to a non-compete agreement that became fully amortized in November 1996.

                     Advanced Information Services

The advanced information services segment recognized EBIT of $411,084 and $309,795 for the quarters ended March 31, 1997 and 1996, respectively. This increase in EBIT of $101,291 resulted from lower operating expenses offset slightly by a reduction in revenue.

                                      FOR THE QUARTER ENDED MARCH 31,
                                       1997        1996      Change
                                       ----        ----      ------
Revenue                             $1,991,717  $2,019,999  $(28,282)

Operations & Maintenance             1,453,081   1,580,948  (127,867)
Depreciation & Amortization             26,283      36,115    (9,832)
Other Taxes                            101,269      93,143     8,126
                                     ---------   ---------   -------
EBIT                                $  411,084  $  309,793  $101,291
                                     =========   =========   =======

The decrease in revenue primarily occurred in product development, partially offset by an increase in consulting and resource services revenue.

Operations and maintenance expenses decreased due to the consolidation of operations and a reduction in costs associated with product development, partially offset by an increase in billable payroll costs.

Depreciation and amortization also decreased due to the consolidation of operations.

                         Operating Income Taxes

Operating income taxes decreased $506,502 due to a reduction in EBIT and the lack of income tax expense recorded by Tri-County in 1996, offset by a one-time expense of $318,000 recorded during the first quarter. The one-time expense was required to establish deferred income taxes for Tri-County Gas Company, Inc. acquired during the first quarter of 1997. Prior to the acquisition, Tri-County Gas Company, Inc. was a Subchapter S Corporation for income tax reporting; therefore, no deferred income taxes would have been required to be recorded on their balance sheet. In addition, the Company's 1996 restated financial statements do not include any income tax expense on EBIT reported for Tri-County due to their 1996 Subchapter S status.

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


          FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements reflect the capital intensive nature of its business and are attributable principally to its construction program and the retirement of its outstanding debt. The Company relies on funds provided by operations and short-term borrowings to meet normal working capital requirements and temporarily finance capital expenditures. During the first three months of 1997, the Company's net cash flow provided by operating activities, net cash used by investing activities and net cash used by financing activities were approximately $7,531,133, $3,741,589 and $3,811,186, respectively. Due to the seasonal nature of the Company's business, there are substantial variations in the results of operations reported on a quarterly basis.

The Board of Directors has authorized the Company to borrow up to $20 million from banks and trust companies. As of March 31, 1997, the Company had four $8 million unsecured bank lines of credit. Funds provided from these lines of credit are used for short-term cash needs to meet seasonal working capital requirements and to fund portions of its capital expenditures. The outstanding balances of short-term borrowings at March 31, 1997 and 1996 were $12.0 million and $12.7 million, respectively.

During the three months ended March 31, 1997 and 1996, net property, plant and equipment expenditures were approximately $3.7 million and $3.0 million, respectively. For 1997, the Company has budgeted $18.9 million for capital expenditures. The components of this amount include $8.5 million for natural gas distribution, $4.5 million for natural gas transmission, $3.8 million for environmental related expenditures, $1.8 million for propane distribution, $150,000 for advanced information services with the remaining $150,000 for computer, office equipment and general plant. The natural gas and propane expenditures are for expansion and improvement of their existing service territories. Natural gas transmission expenditures are for improvements to the pipeline system and completion of the Delaware City compressor station. Financing of the 1997 construction will be provided primarily by short-term borrowings, cash from operations and from an issuance of long-term debt. The construction program is subject to continuous review and modification by management. Actual construction expenditures may vary from the above estimates due to a number of factors including inflation, changing economic conditions, regulation, load growth and the cost and availability of capital.

The Company expects to incur environmental related expenditures in the future (see Note 4 to the Consolidated Financial Statements), a portion of which may need to be financed through external sources. Management does not expect such financing to have a material adverse effect on the financial position or capital resources of the Company.

As of March 31, 1997, common equity represented 63.4% of permanent capitalization, compared to 60.7% as of December 31, 1996. The Company remains committed to maintaining a sound capital structure and strong credit ratings in order to provide the financial flexibility needed to access the capital markets when required. This commitment, along with adequate and timely rate relief for the Company's regulated operations, helps to ensure that the Company will be able to attract capital from outside sources at a reasonable cost. The achievement of these objectives will provide benefits to customers and creditors, as well as the Company's investors.

                                PART II
                           OTHER INFORMATION

           CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES

Item 1:       Legal Proceedings
              See Note 2 to the Consolidated Financial Statements

Item 2(a):    Changes in Securities
              None

Item 2(b):    None

Item 2(c): Previously reported in Part II, Item 5 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Item 3:       Defaults Upon Senior Securities
              None

Item 4:       Submission of Matters to a Vote of Security Holders
              None

Item 5:       Other Information
              None

Item 6(a):    Exhibits
              Exhibit 11 - Computation of Primary and Fully Diluted Earnings Per Share is submitted herewith.

Item 6(b):    Reports on Form 8-K
              On January 13, 1997, the Company filed a report on Form 8-K, reporting under Item 5 that the Company had agreed to purchase Tri-County Gas Company, Inc.

              On March 21, 1997, the Company filed a report on Form 8-K, reporting under Item 2 that the Company acquired Tri-County Gas Company, Inc. on March 6, 1997.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CHESAPEAKE UTILITIES CORPORATION



/s/ Michael P. McMasters
-------------------------------
Michael P. McMasters
Vice President and Chief Financial Officer

Date:  May 13, 1997