Form 10-Q
period 1997-06-30
CHESAPEAKE UTILITIES CORP
filed 1997-08-14
CIK 19745

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                   __________________________________
                                FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:  June 30, 1997

                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ______ to ______


                   COMMISSION FILE NUMBER:  001-11590


                    CHESAPEAKE UTILITIES CORPORATION
          ----------------------------------------------------
         (Exact name of registrant as specified in its charter)


                    Delaware               51-0064146
          ----------------------------------------------------
         (State of other jurisdiction of      (I.R.S. Employer
          incorporation or organization)     Identification No.)


          909 Silver Lake Boulevard, Dover, Delaware     19904
        --------------------------------------------------------
        (Address of principal executive offices)       (Zip Code)

                             (302) 734-6798
            -------------------------------------------------
          (Registrant's Telephone Number, Including Area Code)


            -------------------------------------------------
          (Former name, former address and former fiscal year,
                     if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X]    No [ ].

Common Stock, par value $.4867 - 4,467,121 shares issued as of June 30, 1997.

                                   PART I
                            FINANCIAL INFORMATION


              CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                                       JUNE 30,     DECEMBER 31,
                                                                         1997           1996
ASSETS                                                                (UNAUDITED)   (AS RESTATED)
                                                                      -----------    -----------
PROPERTY, PLANT AND EQUIPMENT
  Natural gas distribution                                             $73,137,536    $70,497,872
  Natural gas transmission                                              32,908,712     30,655,492
  Propane distribution                                                  25,979,255     25,279,217
  Advanced information services                                            688,593      1,003,850
  Other plant                                                            4,852,694      4,769,431
  Gas plant acquisition adjustment                                         795,004        795,004
                                                                     -------------  -------------
    Total property, plant and equipment                                138,361,794    133,000,866
  Less:  Accumulated depreciation and amortization                     (41,512,353)   (39,430,738)
                                                                     -------------  -------------
    Net property, plant and equipment                                   96,849,441     93,570,128
                                                                     -------------  -------------

INVESTMENTS                                                              2,248,880      2,263,068
                                                                     -------------  -------------

CURRENT ASSETS
  Cash and cash equivalents                                              1,442,021      2,213,529
  Accounts receivable, less allowance for uncollectibles                 7,973,745     14,488,945
  Materials and supplies, at average cost                                1,323,562      1,284,876
  Propane inventory, at average cost                                     1,402,579      2,345,531
  Storage gas prepayments                                                2,264,975      3,731,680
  Underrecovered purchased gas costs                                       442,054      2,192,170
  Income taxes receivable                                                        0        112,942
  Prepaid expenses                                                         643,083        942,359
  Deferred income taxes                                                    734,477        158,010
                                                                     -------------  -------------
    Total current assets                                                16,226,496     27,470,042
                                                                     -------------  -------------

DEFERRED CHARGES AND OTHER ASSETS
  Environmental cost                                                     8,365,312      8,428,436
  Order 636 transition cost                                                      0        943,209
  Other deferred charges and intangible assets                           3,352,993      3,371,027
                                                                     -------------  -------------
    Total deferred charges and other assets                             11,718,305     12,742,672
                                                                     -------------  -------------


TOTAL ASSETS                                                          $127,043,122   $136,045,910
                                                                     =============  =============

The accompanying notes are an integral part of these financial statements.

              CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                                       JUNE 30,     DECEMBER 31,
                                                                         1997           1996
CAPITALIZATION AND LIABILITIES                                        (UNAUDITED)   (AS RESTATED)
                                                                      -----------    -----------
CAPITALIZATION
  Stockholders' equity
    Common Stock, par value $.4867 per share;
    (authorized 12,000,000 shares; issued 4,467,121
    and 4,439,516 shares, respectively)                                 $2,174,064     $2,160,628
    Additional paid-in capital                                          19,198,037     18,745,718
    Retained earnings                                                   28,773,677     26,957,049
       Less:
           Unearned compensation - restricted stock awards                (277,810)      (364,529)
           Net unrealized gain on marketable securities                     30,944         38,598
                                                                     -------------  -------------
    Total stockholders' equity                                          49,898,912     47,537,464

  Long-term debt, net of current portion                                28,647,000     30,776,919
                                                                     -------------  -------------
    Total capitalization                                                78,545,912     78,314,383
                                                                     -------------  -------------

CURRENT LIABILITIES
  Current portion of long-term debt                                        717,368      1,285,938
  Short-term borrowings                                                  9,900,000     12,700,000
  Accounts payable                                                       7,389,991     14,426,983
  Refunds payable to customers                                             241,049        353,734
  Income taxes payable                                                   2,036,844              0
  Accrued interest                                                         750,664        741,768
  Dividends payable                                                      1,083,277        883,621
  Other accrued expenses                                                 3,355,033      3,733,235
                                                                     -------------  -------------
    Total current liabilities                                           25,474,226     34,125,279
                                                                     -------------  -------------

DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes                                                 10,191,835      9,798,676
  Deferred investment tax credits                                          853,905        876,432
  Environmental liability                                                6,539,084      6,650,088
  Accrued pension costs                                                  2,116,533      1,866,660
  Order 636 transition liability                                                 0        943,209
  Other liabilities                                                      3,321,627      3,471,183
                                                                     -------------  -------------
    Total deferred credits and other liabilities                        23,022,984     23,606,248
                                                                     -------------  -------------
TOTAL CAPITALIZATION AND LIABILITIES                                  $127,043,122   $136,045,910
                                                                     =============  =============

The accompanying notes are an integral part of these financial statements.

              CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED INCOME STATEMENTS

                                                                    FOR THE QUARTER ENDED
                                                                       JUNE 30,
                                                                         1997           1996
                                                                      (UNAUDITED)   (AS RESTATED)
                                                                     -------------  -------------
OPERATING REVENUES                                                     $24,725,489    $25,215,069
                                                                     -------------  -------------
OPERATING EXPENSES
  Purchased gas costs                                                   13,912,083     14,640,392
  Operations                                                             6,144,227      6,167,166
  Maintenance                                                              598,908        578,688
  Depreciation and amortization                                          1,348,961      1,412,486
  Other taxes                                                              923,281        853,043
  Income taxes                                                             389,058        478,902
                                                                     -------------  -------------
    Total operating expenses                                            23,316,518     24,130,677
                                                                     -------------  -------------
OPERATING INCOME                                                         1,408,971      1,084,392

OTHER INCOME AND DEDUCTIONS                                                 63,654         72,396
                                                                     -------------  -------------
INCOME BEFORE INTEREST CHARGES                                           1,472,625      1,156,788

INTEREST CHARGES                                                           779,784        670,477
                                                                     -------------  -------------

NET INCOME                                                                $692,841       $486,311
                                                                     =============  =============

EARNINGS PER SHARE OF COMMON STOCK
    Earnings per share                                                       $0.16          $0.11
                                                                     -------------  -------------
    Average shares outstanding                                           4,463,213      4,408,718
                                                                     -------------  -------------


The accompanying notes are an integral part of these financial statements.

(1)  See Exhibit 11-Computation of Primary and Fully Diluted Earnings Per Share

              CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED INCOME STATEMENTS

                                                                    FOR THE SIX MONTHS ENDED
                                                                       JUNE 30,
                                                                         1997           1996
                                                                      (UNAUDITED)   (AS RESTATED)
                                                                     -------------  -------------
OPERATING REVENUES                                                     $68,371,075    $74,248,560
                                                                     -------------  -------------
OPERATING EXPENSES
  Purchased gas costs                                                   41,905,264     44,695,948
  Operations                                                            12,469,975     12,614,786
  Maintenance                                                            1,091,355      1,154,910
  Depreciation and amortization                                          2,697,308      2,820,291
  Other taxes                                                            2,036,504      1,952,788
  Income taxes                                                           2,661,602      3,257,947
                                                                     -------------  -------------
    Total operating expenses                                            62,862,008     66,496,670
                                                                     -------------  -------------
OPERATING INCOME                                                         5,509,067      7,751,890

OTHER INCOME AND DEDUCTIONS                                                128,817        147,546
                                                                     -------------  -------------
INCOME BEFORE INTEREST CHARGES                                           5,637,884      7,899,436

INTEREST CHARGES                                                         1,578,931      1,412,968
                                                                     -------------  -------------

NET INCOME                                                              $4,058,953     $6,486,468
                                                                     =============  =============

EARNINGS PER SHARE OF COMMON STOCK (1):
  Primary:
    Earnings per share                                                       $0.91          $1.47
                                                                     -------------  -------------
    Average shares outstanding                                           4,481,467      4,414,307
                                                                     -------------  -------------

  Fully diluted:
    Earnings per share                                                       $0.88          $1.41
                                                                     -------------  -------------
    Average shares outstanding                                           4,721,806      4,658,366
                                                                     -------------  -------------

The accompanying notes are an integral part of these financial statements.

(1)  See Exhibit 11-Computation of Primary and Fully Diluted Earnings Per Share

              CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    FOR THE SIX MONTHS ENDED
                                                                       JUNE 30,
                                                                         1997           1996
                                                                      (UNAUDITED)   (AS RESTATED)
                                                                     -------------  -------------
OPERATING ACTIVITIES
  Net Income                                                            $4,058,953     $6,486,468
  Adjustments to reconcile net income to net operating cash
    Depreciation and amortization                                        2,468,138      2,570,101
    Deferred income taxes, net                                            (176,775)      (140,770)
    Investment tax credit adjustments                                      (22,527)       (22,527)
    Employee benefits                                                      249,872        218,101
    Employee compensation from lapsing stock restrictions                   86,719        167,273
    Other                                                                 (149,555)        13,543
  Changes in assets and liabilities:
    Accounts receivable                                                  6,515,199      5,465,583
    Inventory, materials, supplies and storage gas                       2,370,972      1,230,830
    Prepaid expenses                                                       299,278        245,601
    Other deferred charges                                                 (89,823)       (16,608)
    Accounts payable                                                    (7,036,992)    (4,981,099)
    Refunds payable to customers                                          (112,685)      (221,971)
    Over/(Under) recovered purchased gas costs                           1,750,116       (267,456)
    Other current liabilities                                            1,780,479      1,320,610
                                                                     -------------  -------------
      Net cash provided by operating activities                         11,991,369     12,067,679
                                                                     -------------  -------------
INVESTING ACTIVITIES
  Property, plant and equipment expenditures, net                       (5,687,475)    (5,106,967)
                                                                     -------------  -------------
      Net cash used by investing activities                             (5,687,475)    (5,106,967)
                                                                     -------------  -------------
FINANCING ACTIVITIES
  Common stock dividends net of amounts reinvested of
    $272,738 and $291,399, respectively                                 (1,769,930)    (1,342,571)
  Net repayments under line of credit agreements                        (2,800,000)    (5,225,000)
  Proceeds from issuance of stock to Company 401(k) plan                   193,017        159,089
  Repayments of long-term debt                                          (2,698,489)      (595,953)
                                                                     -------------  -------------
      Net cash used by financing activities                             (7,075,402)    (7,004,435)
                                                                     -------------  -------------

NET DECREASE IN CASH                                                      (771,508)       (43,723)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         2,213,529      1,395,614
                                                                     -------------  -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $1,442,021     $1,351,891
                                                                     =============  =============

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

3.   FINANCIAL ACCOUNTING STANDARDS BOARD ("FASB") STATEMENTS ISSUED
     SFAS NO. 128 -- EARNINGS PER SHARE
     In February 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 128 regarding earnings per share, requiring the dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with a complex capital structure. The Company must adopt the requirements of this standard in its financial statements for the year ended December 31, 1997. Adoption of this standard is not expected to have a material impact on the financial statements of the Company.

     SFAS NO. 130 -- REPORTING COMPREHENSIVE INCOME
     In June 1997, the FASB issued SFAS No. 130 regarding the reporting of comprehensive income in the full set of financial statements. The Company must adopt the requirements of the standard in its financial statements for the year beginning January 1, 1998. The effects of the adoption of the standard are currently under evaluation by the Company.

     SFAS NO. 131 -- DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION
     In June 1997, the FASB issued SFAS No. 131, establishing standards for the way that public business enterprises report information about operating segments in annual financial statements and requiring that those enterprises report selected information about operating segments in interim financial reports to shareholders. The Company will adopt the requirements of this standard in the first quarter for the fiscal year 1998.

4.   COMMITMENTS AND CONTINGENCIES -- ENVIRONMENTAL MATTERS
     DOVER GAS LIGHT SITE
     In 1984, the State of Delaware notified the Company that a parcel of land it purchased in 1949 from Dover Gas Light Company, a predecessor gas company, contains hazardous substances. The State also asserted that the Company is responsible for any cleanup and prospective environmental monitoring of the site. The Delaware Department of Natural Resources and Environmental Control ("DNREC") investigated the site and surroundings, finding coal tar residue and some ground-water contamination.

     In October 1989, the Environmental Protection Agency Region III ("EPA") listed the Dover Site on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund"). Under CERCLA, both the State of Delaware and the Company were named as potentially responsible parties ("PRP") for clean up of the site at that time.

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

     On March 6, 1995, the Company commenced litigation against the State of Delaware for contribution to the remedial costs being incurred to carry out the ROD. In December of 1995, this case was dismissed without prejudice based on a settlement agreement between the parties (the "Settlement"). Under the Settlement, the State agreed to support the Company's proposal to reduce the soil remedy for the site, described below, contribute $600,000 toward the cost of implementing the ROD and to reimburse the EPA for $400,000 in oversight costs. The Settlement is contingent upon a formal settlement agreement between EPA and the State of Delaware being reached within the next two years. Upon satisfaction of all conditions of the Settlement, the litigation will be dismissed with prejudice.

     On May 17, 1995, EPA issued an order to the Company under section 106 of CERCLA (the "Order"), which requires the Company to fund or implement the ROD. The Order was also issued to General Public Utilities Corporation, Inc. ("GPU"), which both EPA and the Company believe is liable under CERCLA. Other PRPs such as the State of Delaware were not ordered to perform the ROD. EPA may seek judicial enforcement of its Order, as well as significant financial penalties for failure to comply. Although notifying EPA of objections to the Order, the Company agreed to comply. GPU informed EPA that it did not intend to comply with the Order.

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

     In the report, the Company proposed a modification to the soil cleanup remedy selected in the ROD to take into account existing land use restriction that bans future development at the site. In April of 1997, the EPA issued a fact sheet stating that the EPA was considering the proposed modification. The fact sheet included an overall cost estimate of $5.7 million for the proposed modified remedy and a new overall cost estimate of $13.2 million for the remedy selected in the ROD. On April 30, 1997, the EPA held a public meeting to receive comments concerning the proposed modification. A statement on behalf of the Company supporting a reduced level of soil remediation was filed at the meeting. Attached to the Company's statement were letters from the State of Delaware and DNREC supporting the Company's proposal. If the EPA elects to modify the ROD, the EPA will file an Explanation of Significant Differences ("ESD") for public comment before taking final action.

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

     As of June 30, 1997, the Company has incurred approximately $4.4 million in costs relating to environmental testing and remedial action studies. In 1990, the Company entered into settlement agreements with a number of insurance companies resulting in proceeds to fund actual environmental costs incurred over a five to seven-year period beginning in 1990. In December 1995, the Delaware Public Service Commission authorized a process to review and provide recovery of all current and future unrecovered environmental costs incurred by a means of a rider (supplement) to base rates, applicable to all firm service customers. The costs would be recovered through a five-year amortization offset by the deferred tax benefit associated with those environmental costs. The deferred tax benefit equals the projected cash flow savings realized by the Company in connection with a reduced income tax liability due to the possibility of accelerated deductions allowed on certain environmental costs when incurred. Each year a new rider rate will be calculated to become effective December 1. The rider rate will be based on the amortization of expenditures through September of the filing years plus amortization of expenses from previous years. The rider reduces the administrative costs of obtaining recovery of environmental expenditures. As of June 30, 1997, the amount of environmental cost not included in the rider, effective January 1, 1997 was $482,000. With the rider mechanism established, it is management's opinion that these costs and any future costs, net of the deferred income tax benefit, will be recoverable in rates.

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

     The cost of remediation is estimated to range from $140,000 to $190,000 per year for operating expenses. Based on these estimated costs, the Company recorded both a liability and a deferred regulatory asset of $650,088 on December 31, 1996, to cover the Company's projected remediation costs for this site. The liability payout for this site is expected to be over a five-year period. As of June 30, 1997, the Company has incurred approximately $2.3 million for remedial actions and environmental studies and has charged such costs to accumulated depreciation. In January 1990, the Company entered into settlement agreements with a number of insurance companies resulting in proceeds to fund actual environmental costs incurred over a three to five-year period beginning in 1990. The final insurance proceeds were requested and received in 1992. In December 1995, the Maryland Public Service Commission approved recovery of all environmental costs incurred through September 30, 1995 less amounts previously amortized and insurance proceeds. The amount approved for a 10-year amortization period was $964,251. Of the $2.3 million in costs reported above, approximately $528,000 has not been recovered through insurance proceeds or received ratemaking treatment. It is management's opinion that these costs incurred and future costs incurred, if any, will be recoverable in rates.

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

     Additional contamination assessment activities were conducted at the site in late 1992 and early 1993. In March 1993, a Contamination Assessment Report Addendum ("CAR Addendum") was delivered to FDEP. The CAR Addendum concluded that soil and ground-water impacts have been adequately delineated as a result of the additional field work. The FDEP approved the CAR and CAR Addendum in March of 1994. The next step is a Risk Assessment ("RA") and a Feasibility Study ("FS") on the site. A draft of the RA and FS were filed with the FDEP during 1995; however, the RA and FS are not complete until accepted as final by the FDEP. On May 10, 1996, the Company transmitted to FDEP an Air Sparging and Soil Vapor Extraction Pilot Study Work Plan for FDEP's review and approval. The Work Plan described the Company's proposal to undertake an Air Sparging and Soil Vapor Extraction pilot study to evaluate the effectiveness of air sparging as a ground-water remedy combined with soil vapor extraction at the site. The Company is currently awaiting FDEP's comments to the Work Plan. It is not possible to determine whether remedial action will be required by FDEP and, if so, the cost of such remediation.

     The Company has spent approximately $668,000 on these investigations as of June 30, 1997, and expects to recover these expenses, as well as any future expenses, through base rates. These costs have been accounted for as charges to accumulated depreciation. The Company requested and received from the Florida Public Service Commission ("FPSC") approval to amortize through base rates $359,659 of cleanup and removal costs incurred as of December 31, 1986. As of December 31, 1992, these costs were fully amortized. In January 1993, the Company received approval to recover, through base rates, approximately $217,000 in additional costs related to the former manufactured gas plant. This amount represents recovery of $173,000 of costs incurred from January 1987 through December 1992, as well as prospective recovery of estimated future costs which had not yet been incurred at that time. The FPSC has allowed for amortization of these costs over a three-year period and provided for rate base treatment for the unamortized balance. In a separate docket before the FPSC, the Company has requested and received approval to apply a refund of 1991 over earnings of approximately $118,000 against the balance of unamortized environmental charges incurred as of December 31, 1992. As a result, these environmental charges were fully amortized as of June 1994. The FPSC issued an order in January 1997, applying a refund of $292,000, pertaining to 1994 and 1995 over earnings, toward the balance of unamortized environmental charges. Of the $668,000 in costs reported above, all costs have received ratemaking treatment. The FPSC has allowed the Company to continue to accrue for future environmental costs. At June 30, 1997, the Company has $424,000 accrued. It is management's opinion that future costs, if any, will be recoverable in rates.

     SMYRNA COAL GAS SITE
     On August 29, 1989 and August 4, 1993, representatives of DNREC conducted sampling on property owned by the Company in Smyrna, Delaware. This property is believed to be the location of a former manufactured gas plant. Analysis of the samples taken by DNREC show a limited area of soil contamination.

     On November 2, 1993, DNREC advised the Company that it would require a remediation of the soil contamination under the state's Hazardous Substance Cleanup Act and submitted a draft Consent Decree to the Company for its review. The Company met with DNREC personnel in December 1993 to discuss the scope of any remediation of the site and in January 1994, submitted a proposed work plan, together with comments on the proposed Consent Decree. The final Work Plan was submitted on September 27, 1994. DNREC has approved the Work Plan and the Consent Decree. Remediation based on the Work Plan was completed in 1995, at a cost of approximately $263,000. In June 1996, the Company received the certificate of completion from DNREC. It is management's opinion that these costs will be recoverable in rates.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

                      RESULTS OF OPERATIONS FOR THE
                       QUARTER ENDED JUNE 30, 1997

The Company recognized net income of $692,841 for the three months ended June 30, 1997, representing an increase in net income of $206,530 as compared to the corresponding period in 1996. The financial results for 1997 and 1996 include the operating results of Tri-County Gas Company, Inc. ("Tri-County"), which was acquired on March 6, 1997 and was accounted for as a pooling of interests. As indicated in the table below, the increase in earnings before interest and taxes ("EBIT") is due to higher earnings by the natural gas transmission and advanced information services segments coupled with a reduction in loss before interest and taxes ("LBIT") by the propane distribution segment. These were partially offset by a decrease in EBIT contributed by the natural gas distribution segment.

                                     FOR THE QUARTER ENDED JUNE 30,
                                   1997          1996          Change
                                   ----          ----          ------
Earnings Before Interest and Taxes
     Natural Gas Distribution    $  998,202    $1,126,234    $(128,032)
     Natural Gas Transmission       696,878       641,989       54,889
     Propane Distribution          (311,326)     (633,923)     322,597
     Advanced Information
       Services                     310,217       256,162       54,055
     Eliminations & Other           104,058       172,831      (68,773)
                                 ----------    ----------    ---------
     Total EBIT                   1,798,029     1,563,293      234,736

     Operating Income Taxes         389,058       478,902      (89,844)
     Interest                       779,784       670,477      109,307
     Non-Operating Income, Net       63,654        72,397       (8,743)
                                 ----------    ----------    ---------
     Net Income                  $  692,841    $  486,311    $ 206,530
                                 ==========    ==========    =========

                        NATURAL GAS DISTRIBUTION

The natural gas distribution segment reported EBIT of $998,202 for the second quarter of 1997 as compared to EBIT of $1,126,234 for the corresponding period last year -- a decrease of $128,032. The decrease in EBIT is due to an increase in operating expenses mostly offset by an increase in gross margin.

                                     FOR THE QUARTER ENDED JUNE 30,
                                    1997          1996         Change
                                    ----          ----         ------
     Revenue                     $15,811,302   $15,602,300   $ 209,002
     Cost of Gas                  10,669,854    10,727,790     (57,936)
                                 -----------   -----------   ---------
     Gross Margin                  5,141,448     4,874,510     266,938

     Operations & Maintenance      2,736,605     2,426,999     309,606
     Depreciation & Amortization     789,003       744,453      44,550
     Other Taxes                     617,638       576,824      40,814
                                 -----------   -----------   ---------
     EBIT                        $   998,202   $ 1,126,234   $(128,032)
                                 ===========   ===========   =========

The increase in gross margin is primarily due to 8% colder than normal temperatures in our northern service territory which resulted in a 4% increase in deliveries to residential and commercial customers. Operations expenses increased in the areas of distribution, legal, data processing, uncollectibles, benefits and regulatory related expenses. Maintenance expenses primarily increased in mains, meters and regulators. Depreciation and amortization expense increased due to plant placed in service during the past twelve months. Other taxes were higher due to revenue related taxes and property taxes.

                        NATURAL GAS TRANSMISSION

The natural gas transmission segment reported EBIT of $696,878 for the second quarter of 1997 as compared to EBIT of $641,989 for the corresponding period last year -- an increase of $54,889. The increase in EBIT is primarily due to an increase in gross margin somewhat offset by higher expenses.

                                     FOR THE QUARTER ENDED JUNE 30,
                                   1997          1996          Change
                                   ----          ----          ------
     Revenue                     $6,673,540    $7,660,939    $(987,399)
     Cost of Gas                  4,877,330     6,016,536   (1,139,206)
                                 ----------    ----------    ---------
     Gross Margin                 1,796,210     1,644,403      151,807

     Operations & Maintenance       774,055       707,824       66,231
     Depreciation & Amortization    222,688       191,332       31,356
     Other Taxes                    102,589       103,258         (669)
                                 ----------    ----------    ---------
     EBIT                        $  696,878    $  641,989    $  54,889
                                 ==========    ==========    =========

The gross margin increase was primarily the result of a rate increase that went into effect mid-April. The higher rates are subject to refund pending the final outcome of Eastern Shore Natural Gas Company's ("Eastern Shore") rate increase filing with the Federal Energy Regulatory Commission ("FERC"). Operations and maintenance expenses increased in the areas of legal fees and maintenance of communication equipment. Depreciation and amortization increased due to the capital additions placed in service during the past twelve months.

As previously reported, Eastern Shore filed with FERC an abbreviated application for a blanket certificate of public convenience to provide open access transportation service. It is expected that open access transportation service would be implemented in the second half of 1997.

                          PROPANE DISTRIBUTION

For the second quarter of 1997, the propane distribution segment experienced a LBIT of $311,326. These results were more favorable than those achieved for the corresponding quarter of 1996, with the segment recognizing a decrease in LBIT of $322,597, or 51%, over the second quarter 1996 LBIT of $633,923. The decrease in LBIT was attributable to lower operating expenses partially offset by a decrease in gross margin. The 1997 and 1996 financial results of the propane distribution segment include the operating results of Tri-County.

                                     FOR THE QUARTER ENDED JUNE 30,
                                   1997          1996          Change
                                   ----          ----          ------
     Revenue                     $4,370,878    $4,350,153    $  20,725
     Cost of Gas                  2,361,212     2,107,997      253,215
                                 ----------    ----------    ---------
     Gross Margin                 2,009,666     2,242,156     (232,490)

     Operations & Maintenance     1,901,541     2,347,390     (445,849)
     Depreciation & Amortization    298,622       427,482     (128,860)
     Other Taxes                    120,829       101,207       19,622
                                 ----------    ----------    ---------
     EBIT                        $ (311,326)   $ (633,923)   $ 322,597
                                 ==========    ==========    =========

The decrease in gross margin is due primarily to a reduction in sales prices partially offset by an increase in deliveries. Operations and maintenance expenses declined primarily in the areas of legal fees, outside services, compensation and insurance. Depreciation and amortization expense decreased $128,860 which is primarily the result of a non-compete agreement which became fully amortized in November of 1996. Other taxes increased due to property taxes on capital additions in 1996.

                      ADVANCED INFORMATION SERVICES

The advanced information services segment recognized an EBIT of $310,217 and $256,162 for the quarters ended June 30, 1997 and 1996, respectively. This increase in EBIT of $54,055 is attributable to higher revenue slightly offset by increased operating expenses.

                                     FOR THE QUARTER ENDED JUNE 30,
                                   1997          1996          Change
                                   ----          ----          ------
     Revenue                     $1,911,836    $1,798,823    $ 113,013

     Operations & Maintenance     1,502,886     1,441,970       60,916
     Depreciation & Amortization     24,480        36,234      (11,754)
     Other Taxes                     74,253        64,457        9,796
                                 ----------    ----------    ---------
     EBIT                        $  310,217    $  256,162    $  54,055
                                 ==========    ==========    =========

The increase in revenue is due primarily to an increase in consulting and resource services revenue. Operation expenses were higher, primarily compensation expense.

                                INTEREST

The increase in interest expense is associated with higher short-term borrowing balances, as compared to the same period last year.

                         OPERATING INCOME TAXES

Operating income taxes decreased by $89,844 because the 1996 LBIT for the propane distribution segment does not include income tax benefits, since Tri-County was a subchapter S corporation prior to the acquisition in the first quarter of 1997.


                      RESULTS OF OPERATIONS FOR THE
                     SIX MONTHS ENDED JUNE 30, 1997

The Company recognized net income of $4,058,953 for the six months ended June 30, 1997, representing a decrease in net income of $2,427,515 as compared to the corresponding period in 1996. The financial results for 1997 and 1996 include the operating results of Tri-County. As indicated in the table below, the decrease in EBIT is due to lower earnings in the distribution and propane segments, offset by increased earnings in transmission, advanced information services and other.

                                    FOR THE SIX MONTHS ENDED JUNE 30,
                                    1997          1996          Change
                                    ----          ----          ------
Earnings Before Interest and Taxes
     Natural Gas Distribution    $4,419,765    $5,882,954    $(1,463,189)
     Natural Gas Transmission     1,314,290     1,197,085        117,205
     Propane Distribution         1,390,847     3,077,269     (1,686,422)
     Advanced Information
       Services                     721,300       565,955        155,345
     Eliminations & Other           324,467       286,574         37,893
                                 ----------    ----------    -----------
     Total EBIT                   8,170,669    11,009,837     (2,839,168)

     Operating Income Taxes       2,661,602     3,257,947       (596,345)
     Interest                     1,578,931     1,412,968        165,963
     Non-Operating Income, Net      128,817       147,546        (18,729)
                                 ----------    ----------    -----------
     Net Income                  $4,058,953    $6,486,468    $(2,427,515)
                                 ==========    ==========    ===========

                        NATURAL GAS DISTRIBUTION

The natural gas distribution segment reported EBIT of $4,419,765 for the first six months of 1997 as compared to EBIT of $5,882,954 for the corresponding period last year. The decrease in EBIT is due to a reduction in gross margin, coupled with increased expenses.

                                   FOR THE SIX MONTHS ENDED JUNE 30,
                                   1997          1996          Change
                                   ----          ----          ------
     Revenue                    $42,290,107    $43,318,721   $(1,028,614)
     Cost of Gas                 29,639,265     29,791,577      (152,312)
                                 ----------    -----------    -----------
     Gross Margin                12,650,842     13,527,144      (876,302)

     Operations & Maintenance     5,308,144      4,852,157       455,987
     Depreciation & Amortization  1,576,489      1,486,506        89,983
     Other Taxes                  1,346,444      1,305,527        40,917
                                 ----------    -----------    -----------
     EBIT                        $4,419,765     $5,882,954   $(1,463,189)
                                 ==========    ===========    ===========

The decrease in gross margin is primarily due to first quarter temperatures which were 14% warmer than the first quarter in 1996, resulting in an 11% reduction in deliveries during that period. Operations expenses increased in the areas of distribution, legal, data processing, benefits and regulatory related expenses. Maintenance expenses primarily increased in mains, meters and regulators. Depreciation and amortization expense increased due to plant placed in service during the last twelve months.

                        NATURAL GAS TRANSMISSION

The natural gas transmission segment reported EBIT of $1,314,290 for the first six months of 1997 as compared to EBIT of $1,197,085 for the corresponding period last year -- an increase of $117,205. The increase in EBIT is due to an increase in gross margin slightly offset by an increase in operating expenses.

                                   FOR THE SIX MONTHS ENDED JUNE 30,
                                   1997          1996          Change
                                   ----          ----          ------
     Revenue                    $18,733,593   $19,370,231    $(636,638)
     Cost of Gas                 15,254,182    16,020,684     (766,502)
                                 ----------    ----------    ---------
     Gross Margin                 3,479,411     3,349,547      129,864

     Operations & Maintenance     1,510,372     1,558,369      (47,997)
     Depreciation & Amortization    445,376       382,663       62,713
     Other Taxes                    209,373       211,430       (2,057)
                                 ----------    ----------    ---------
     EBIT                        $1,314,290    $1,197,085    $ 117,205
                                 ==========    ==========    =========

The gross margin increase was primarily the result of a rate increase that went into effect mid-April. The higher rates are subject to refund pending the final outcome of the Eastern Shore rate increase filing with the FERC. Operations and maintenance expenses decreased in the areas of compensation and data processing. These reductions were somewhat offset by an increase in legal fees. Depreciation and amortization increased due to the capital additions placed in service during the past twelve months.

                          PROPANE DISTRIBUTION

The propane distribution segment recognized EBIT of $1,390,847 for the first six months of 1997, as compared to $3,077,269 EBIT for the six months ended June 30, 1996. The financial results for 1997 and 1996 include the operating results of Tri-County. The decrease in EBIT of $1,686,422 was primarily due to a reduction in gross margin, somewhat offset by lower expenses.

                                   FOR THE SIX MONTHS ENDED JUNE 30,
                                   1997          1996          Change
                                   ----          ----          ------
     Revenue                    $15,548,906   $19,104,053  $(3,555,147)
     Cost of Gas                  9,033,868    10,165,446   (1,131,578)
                                 ----------    ----------   ----------
     Gross Margin                 6,515,038     8,938,607   (2,423,569)

     Operations & Maintenance     4,259,712     4,742,956     (483,244)
     Depreciation & Amortization    587,877       854,040     (266,163)
     Other Taxes                    276,602       264,342       12,260
                                 ----------    ----------    ---------
     EBIT                        $1,390,847    $3,077,269  $(1,686,422)
                                 ==========    ==========    =========

The decrease in gross margin occurred primarily during the first quarter when sales volumes and margin earned per gallon sold declined 21% and 20%, respectively. The declines resulted from warm temperatures experienced during the first quarter of 1997. Operations and maintenance expenses declined in the areas of legal fees, outside services, compensation and insurance. Depreciation and amortization expense decreased $128,860 which is primarily the result of a non-compete agreement which became fully amortized in November 1996.

                      ADVANCED INFORMATION SERVICES

For the six months ended June 30, the advanced information services segment recognized an EBIT of $721,300 and $565,955 for 1997 and 1996, respectively. This increase in EBIT of $155,345 is the outcome of higher revenue and lower operating expenses.

                                   FOR THE SIX MONTHS ENDED JUNE 30,
                                   1997          1996          Change
                                   ----          ----          ------
     Revenue                     $3,903,552    $3,818,823    $  84,729

     Operations & Maintenance     2,955,967     3,022,919      (66,952)
     Depreciation & Amortization     50,763        72,348      (21,585)
     Other Taxes                    175,522       157,601       17,921
                                 ----------    ----------    ---------
     EBIT                        $  721,300    $  565,955    $ 155,345
                                 ==========    ==========    =========

The increase in revenue primarily occurred in consulting and resource services revenues due to a rise in demand for progress training and programmers.

                                INTEREST

The increase in interest expense is associated with higher short-term borrowing balances, as compared to the same period last year.

                         OPERATING INCOME TAXES

Operating income taxes decreased $596,345 due to a reduction in EBIT and the lack of income tax expense recorded by Tri-County in 1996, offset by a one-time expense of $318,000 recorded during the first quarter. The one-time expense was required to establish deferred income taxes for Tri-County
Gas Company, Inc., acquired during the first quarter of 1997. Prior to the acquisition, Tri-County Gas Company, Inc. was a Subchapter S Corporation for income tax reporting; therefore, no deferred income taxes were recorded on their balance sheet. In addition, the Company's 1996 restated financial statements do not include any income tax expense on EBIT reported for Tri-County due to their 1996 Subchapter S status.

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


           FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements reflect the capital intensive nature of its business and are attributable principally to its construction program and the retirement of its outstanding debt. The Company relies on funds provided by operations and short-term borrowings to meet normal working capital requirements and temporarily finance capital expenditures. During the first six months of 1997, the Company's net cash flow provided by operating activities, net cash used by investing activities and net cash used by financing activities were approximately $12.0 million, $5.7 million and $7.1 million, respectively. Due to the seasonal nature of the Company's business, there are substantial variations in the results of operations reported on a quarterly basis.

The Board of Directors has authorized the Company to borrow up to $20 million from banks and trust companies. As of June 30, 1997, the Company had four $8 million unsecured bank lines of credit. Funds provided from these lines of credit are used for short-term cash needs to meet seasonal working capital requirements and to fund portions of its capital expenditures. The outstanding balances of short-term borrowings at June 30, 1997 and 1996 were $9.9 million and $175,000, respectively.

During the six months ended June 30, 1997 and 1996, net property, plant and equipment expenditures were approximately $5.7 million and $5.4 million, respectively. For 1997, the Company has budgeted $18.9 million for capital expenditures. The components of this amount include $8.5 million for natural gas distribution, $4.5 million for natural gas transmission, $3.8 million for environmental related expenditures, $1.8 million for propane distribution, $150,000 for advanced information services, with the remaining $150,000 for computer, office equipment and general plant. The natural gas and propane expenditures are for expansion and improvement. Natural gas transmission expenditures are to improve the pipeline system and completion of the Delaware City compressor station. Financing of the 1997 construction will be provided primarily by short-term borrowings and cash from operations and the issuance of the long-term debt. In the fourth quarter of 1997, the Company expects to finalize the issuance of $10.0 million of senior notes due in December 2007. The construction program is subject to continuous review and modification by management. Actual construction expenditures may vary from the above estimates due to a number of factors including inflation, changing economic conditions, regulation, load growth and the cost and availability of capital.

The Company expects to incur environmental related expenditures in the future (see Note 4 to the Consolidated Financial Statements), a portion of which may need to be financed through external sources. Management does not expect such financing to have a material adverse effect on the financial position or capital resources of the Company.

The Company is continually evaluating new business opportunities and acquisitions such as Tri-County. The Company may need to obtain financing in conjunction with any future opportunities or acquisitions. Management will consider the impact of such financing on the financial position of the Company in its evaluation of the business opportunity or acquisition. Such financings are not expected to have a material adverse effect on the financial position or capital resources of the Company.

As of June 30, 1997, common equity represented 63.5% of permanent capitalization, compared to 60.7% as of December 31, 1996. The Company remains committed to maintaining a sound capital structure and strong credit ratings in order to provide the financial flexibility needed to access the capital markets when required. This commitment, along with adequate and timely rate relief for the Company's regulated operations, helps to ensure that the Company will be able to attract capital from outside sources at a reasonable cost. The achievement of these objectives will provide benefits to customers and creditors, as well as the Company's investors.

                                 PART II
                            OTHER INFORMATION

            CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES

Item 1:     Legal Proceedings
            See Note 2 to the Consolidated Financial Statements

Item 2:     Changes in Securities
            None

Item 3:     Defaults Upon Senior Securities
            None

Item 4:     Submission of Matters to a Vote of Security Holders
            The Annual Meeting of Stockholders was held on May 20, 1997. Proposals as submitted in the proxy statement were voted on as follows:

            1. All Board of Director nominees were elected to the classes indicated in the proxy statement.
            2. Ratification of the selection of the Company's independent auditors through the fiscal year ending December 31, 1997 was approved.

Item 5:     Other Information
            None

Item 6(a):  Exhibits
            Exhibit 3  - Amendments to the Bylaws of Chesapeake Utilities
                         Corporation, effective July 11, 1997, are filed herewith.
            Exhibit 10 - Form of the Executive Employment Agreement dated March
                         26, 1997, by and between Chesapeake Utilities Corporation and each of Ralph J. Adkins and John R. Schimkaitis, is submitted herewith.
            Exhibit 11 - Computation of Primary and Fully Diluted Earnings Per
                         Share is submitted herewith.

Item 6 (b): Reports on Form 8-K
            None


                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CHESAPEAKE UTILITIES CORPORATION



/s/ Michael P. McMasters
----------------------------
Michael P. McMasters
Vice President, Chief Financial Officer and Treasurer


Date: August 13, 1997