Form 10-Q
period 1997-09-30
CHESAPEAKE UTILITIES CORP
filed 1997-11-12
CIK 19745

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                _______________________________
                           FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended:  September 30, 1997

                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______ to ______

               Commission file number:  001-11590

                CHESAPEAKE UTILITIES CORPORATION
     -----------------------------------------------------
     (Exact name of registrant as specified in its charter)

            Delaware                     51-0064146
  -------------------------------     -------------------
  (State of other jurisdiction of      (I.R.S. Employer
  incorporation or organization)      Identification No.)

    909 Silver Lake Boulevard, Dover, Delaware      19904
   ----------------------------------------------------------
     (Address of principal executive offices)     (Zip Code)

                         (302) 734-6798
      ----------------------------------------------------
      (Registrant's Telephone Number, Including Area Code)


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

Common Stock, par value $.4867 - 4,481,394 shares issued as of September 30, 1997.

PART I
FINANCIAL INFORMATION


CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                         1997           1996
ASSETS                                                                (UNAUDITED)   (AS RESTATED)
                                                                      -----------    -----------
PROPERTY, PLANT AND EQUIPMENT
  Natural gas distribution                                             $74,148,712    $70,497,872
  Natural gas transmission                                              33,399,202     30,655,492
  Propane distribution                                                  26,762,385     25,279,217
  Advanced information services                                            823,375      1,003,850
  Other plant                                                            5,025,689      4,769,431
  Gas plant acquisition adjustment                                         795,004        795,004
                                                                     -------------  -------------
    Total property, plant and equipment                                140,954,367    133,000,866
  Less:  Accumulated depreciation and amortization                     (42,800,914)   (39,430,738)
                                                                     -------------  -------------
    Net property, plant and equipment                                   98,153,453     93,570,128
                                                                     -------------  -------------

INVESTMENTS                                                              2,340,007      2,263,068
                                                                     -------------  -------------

CURRENT ASSETS
  Cash and cash equivalents                                              1,467,700      2,213,529
  Accounts receivable, less allowance for uncollectibles                 7,357,140     14,488,945
  Materials and supplies, at average cost                                1,684,040      1,284,876
  Propane inventory, at average cost                                     2,426,356      2,345,531
  Storage gas prepayments                                                4,005,715      3,731,680
  Underrecovered purchased gas costs                                       203,556      2,192,170
  Income taxes receivable                                                        0        112,942
  Prepaid expenses                                                         750,720        942,359
  Deferred income taxes                                                    813,681        158,010
                                                                     -------------  -------------
    Total current assets                                                18,708,908     27,470,042
                                                                     -------------  -------------

DEFERRED CHARGES AND OTHER ASSETS
  Environmental regulatory assets                                        6,501,505      6,650,088
  Environmental expenditures, net                                        2,262,938      1,778,348
  Order 636 transition cost                                                      0        943,209
  Other deferred charges and intangible assets                           3,853,401      3,371,027
                                                                     -------------  -------------
    Total deferred charges and other assets                             12,617,844     12,742,672
                                                                     -------------  -------------


TOTAL ASSETS                                                          $131,820,212   $136,045,910
                                                                     =============  =============

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                         1997           1996
CAPITALIZATION AND LIABILITIES                                        (UNAUDITED)   (AS RESTATED)
                                                                      -----------    -----------
CAPITALIZATION
  Stockholders' equity
    Common Stock, par value $.4867 per share;
    (authorized 12,000,000 shares; issued 4,481,394
    and 4,439,516 shares, respectively)                                 $2,181,014     $2,160,628
    Additional paid-in capital                                          19,433,280     18,745,718
    Retained earnings                                                   26,947,737     26,957,049
       Less:
           Unearned compensation - restricted stock awards                (234,348)      (364,529)
           Net unrealized gain on marketable securities                     64,560         38,598
                                                                     -------------  -------------
    Total stockholders' equity                                          48,392,243     47,537,464

  Long-term debt, net of current portion                                28,642,000     30,776,919
                                                                     -------------  -------------
    Total capitalization                                                77,034,243     78,314,383
                                                                     -------------  -------------

CURRENT LIABILITIES
  Current portion of long-term debt                                        659,868      1,285,938
  Short-term borrowings                                                 18,400,000     12,700,000
  Accounts payable                                                       6,348,741     14,426,983
  Refunds payable to customers                                             336,575        353,734
  Income taxes payable                                                     216,574              0
  Accrued interest                                                         619,444        741,768
  Dividends payable                                                      1,086,650        883,621
  Other accrued expenses                                                 3,862,271      3,733,235
                                                                     -------------  -------------
    Total current liabilities                                           31,530,123     34,125,279
                                                                     -------------  -------------

DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes                                                 10,230,179      9,798,676
  Deferred investment tax credits                                          840,201        876,432
  Environmental liability                                                6,501,505      6,650,088
  Accrued pension costs                                                  2,230,258      1,866,660
  Order 636 transition liability                                                 0        943,209
  Other liabilities                                                      3,453,703      3,471,183
                                                                     -------------  -------------
    Total deferred credits and other liabilities                        23,255,846     23,606,248
                                                                     -------------  -------------
TOTAL CAPITALIZATION AND LIABILITIES                                  $131,820,212   $136,045,910
                                                                     =============  =============

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

                                                                        FOR THE QUARTER ENDED
                                                                            SEPTEMBER 30,
                                                                         1997           1996
                                                                      (UNAUDITED)   (AS RESTATED)
                                                                     -------------  -------------
OPERATING REVENUES                                                     $19,915,309    $19,647,677
                                                                     -------------  -------------
OPERATING EXPENSES
  Purchased gas costs                                                   11,078,236     11,464,752
  Operations                                                             6,668,866      5,873,772
  Maintenance                                                              460,577        645,609
  Depreciation and amortization                                          1,374,574      1,403,152
  Other taxes                                                              857,846        806,480
  Income taxes                                                            (549,967)      (385,666)
                                                                     -------------  -------------
    Total operating expenses                                            19,890,132     19,808,099
                                                                     -------------  -------------
OPERATING INCOME                                                            25,177       (160,422)

OTHER INCOME AND DEDUCTIONS                                                 52,029        114,203
                                                                     -------------  -------------
INCOME BEFORE INTEREST CHARGES                                              77,206        (46,219)

INTEREST CHARGES                                                           816,399        701,560
                                                                     -------------  -------------

NET INCOME                                                               ($739,193)     ($747,779)
                                                                     =============  =============

EARNINGS PER SHARE OF COMMON STOCK
    Earnings per share                                                      ($0.17)        ($0.17)
                                                                     -------------  -------------
    Average shares outstanding                                           4,477,569      4,422,835
                                                                     -------------  -------------


The accompanying notes are an integral part of these financial statements.

CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

                                                                       FOR THE NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                         1997           1996
                                                                      (UNAUDITED)   (AS RESTATED)
                                                                     -------------  -------------
OPERATING REVENUES                                                     $88,286,384    $93,896,237
                                                                     -------------  -------------
OPERATING EXPENSES
  Purchased gas costs                                                   52,983,499     56,200,448
  Operations                                                            19,138,841     18,409,062
  Maintenance                                                            1,551,932      1,840,266
  Depreciation and amortization                                          4,071,882      4,223,444
  Other taxes                                                            2,894,350      2,759,268
  Income taxes                                                           2,111,636      2,872,281
                                                                     -------------  -------------
    Total operating expenses                                            82,752,140     86,304,769
                                                                     -------------  -------------
OPERATING INCOME                                                         5,534,244      7,591,468

OTHER INCOME AND DEDUCTIONS                                                180,847        261,749
                                                                     -------------  -------------
INCOME BEFORE INTEREST CHARGES                                           5,715,091      7,853,217

INTEREST CHARGES                                                         2,395,330      2,114,528
                                                                     -------------  -------------

NET INCOME                                                              $3,319,761     $5,738,689
                                                                     =============  =============

EARNINGS PER SHARE OF COMMON STOCK (1):
  Primary:
  Earnings per share                                                         $0.74          $1.30
                                                                     -------------  -------------
  Average shares outstanding                                             4,488,482      4,423,878
                                                                     -------------  -------------

  Fully Diluted:
  Earnings per share                                                         $0.73          $1.26
                                                                     -------------  -------------
  Average shares outstanding                                             4,733,912      4,671,289
                                                                     -------------  -------------

The accompanying notes are an integral part of these financial statements.

(1) See Exhibit 11-Computation of Primary and Fully Diluted Earnings Per Share

CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       FOR THE NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                         1997           1996
                                                                      (UNAUDITED)   (AS RESTATED)
                                                                     -------------  -------------
OPERATING ACTIVITIES
  Net Income                                                            $3,319,761     $5,738,689
  Adjustments to reconcile net income to net operating cash
    Depreciation and amortization                                        4,575,567      4,934,216
    Deferred income taxes, net                                            (275,145)       220,549
    Investment tax credit adjustments                                      (36,231)       (36,231)
    Employee benefits                                                      363,597        328,412
    Employee compensation from lapsing stock restrictions                  130,181        257,204
    Other                                                               (1,109,270)      (420,383)
  Changes in assets and liabilities:
    Accounts receivable                                                  7,131,804      6,721,321
    Inventory, materials, supplies and storage gas                        (754,024)    (1,578,465)
    Prepaid expenses                                                       191,641       (157,759)
    Other deferred charges                                                 531,703        316,389
    Accounts payable                                                    (8,078,242)    (5,173,828)
    Refunds payable to customers                                           (17,159)      (302,299)
    Over/(Under) recovered purchased gas costs                           1,988,614       (631,181)
    Other current liabilities                                              336,226        474,175
                                                                     -------------  -------------
      Net cash provided by operating activities                          8,299,023     10,690,809
                                                                     -------------  -------------
INVESTING ACTIVITIES
  Property, plant and equipment expenditures, net                       (9,565,768)    (9,372,957)
                                                                     -------------  -------------
      Net cash used by investing activities                             (9,565,768)    (9,372,957)
                                                                     -------------  -------------
FINANCING ACTIVITIES
  Common stock dividends net of amounts reinvested of
    $409,920 and $426,341, respectively                                 (2,716,123)    (2,168,446)
  Net repayments under line of credit agreements                         5,700,000        825,000
  Proceeds from issuance of stock to Company 401(k) plan                   298,028        260,126
  Repayments of long-term debt                                          (2,760,989)      (586,646)
                                                                     -------------  -------------
      Net cash used by financing activities                                520,916     (1,669,966)
                                                                     -------------  -------------

NET DECREASE IN CASH                                                      (745,829)      (352,114)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         2,213,529      1,395,614
                                                                     -------------  -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $1,467,700     $1,043,500
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

  The combined operations of the Company and Tri-County serves approximately 34,000 propane customers on the Delmarva Peninsula.

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

4.   COMMITMENTS AND CONTINGENCIES   ENVIRONMENTAL MATTERS
  The Company currently is participating in the investigation, assessment and remediation of three former gas manufacturing plant sites located in different jurisdictions, including the exploration of corrective action options to remove environmental contaminants. The Company has accrued liabilities for two of these sites, the Dover Gas Light and Salisbury Town Gas Light sites.

  DOVER GAS LIGHT SITE
  The Dover site has been listed by the Environmental Protection Agency Region III ("EPA") on the Superfund National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). On August 19, 1994, the EPA issued the Record of Decision ("ROD") for the site, which selected a remedial plan and estimated the costs of the selected remedy at $2.7 million for ground-water remediation and $3.3 million for soil remediation. On May 17, 1995, EPA issued an order to the Company under Section 106 of CERCLA (the "Order"), which requires the Company to fund or implement the ROD. The Order was also issued to General Public Utilities Corporation, Inc. ("GPU"). Other potentially responsible parties ("PRPs") such as the State of Delaware were not ordered to perform the ROD. Please refer to "Environmental -- Dover Gas Light Site" in the Company's report on Form 10-K for additional information pertaining to the cost to remediate the site, investigations related to additional parties who may be PRPs and/or litigation initiated by the Company pertaining to the site.

  In conjunction with the commencement of the design phase of the ROD, a pre-design investigation report ("the report") was filed in October 1996 with the EPA. The report, which requires EPA approval, provided an up to date status on the site, which the EPA will use to determine if the remedial design selected in the ROD is still the appropriate remedy.

  In the report, the Company proposed a modification to the soil cleanup remedy selected in the ROD to take into account an existing land use restriction that bans future development at the site. In April of 1997, the EPA issued a fact sheet stating that the EPA was considering the proposed modification. The fact sheet included an overall cost estimate of $5.7 million for the proposed modified remedy and a new overall cost estimate of $13.2 million for the remedy selected in the ROD. On August 28, 1997, the EPA issued a Proposed Plan to modify the current clean-up plan that would involve: (1) excavation and off-site thermal treatment of the contents of the former subsurface gas holders; (2) implementation of soil vaporization extraction; (3) pavement of the parking lot; and (4) use of institutional controls that would restrict future development of the Site. The overall clean-up cost of the Site under the proposed plan was estimated at $4.2 million, as compared to EPA's estimate of the current clean-up plan at $13.2 million.

  EPA's public comment period began August 29, 1997 and closed on September 29, 1997. The EPA will consider all comments received during this public comment period before any final decision is made. If the decision is made to modify the current clean-up plan, it will be formally noted by an amendment to the ROD.

  In 1994, the Company increased its accrued liability recorded with respect to the Dover Site to $6.0 million. This amount reflected the EPA's estimate, as stated in the ROD, for remediation of the site. Current estimates for remediation of the site range from $4.2 million to $13.2 million, depending on the remedy selected by the EPA. The Company has not adjusted its $6.0 million accrual, since at this time, it is management's opinion that no one amount within the range can be determined to be a better estimate of the cost to remediate the site. The recorded liability may be adjusted upward or downward, depending on the outcome of the EPA's reconsideration of the remedy and the Company's estimate of the cost of the remedy selected. The Company has also recorded a regulatory asset of $6.0 million, corresponding to the recorded liability. Management believes that in addition to the $600,000 expected to be contributed by the State of Delaware under the Settlement, the Company will be equitably entitled to contribution from other responsible parties for a portion of the expenses to be incurred in connection with the remedies selected in the ROD.

  As of September 30, 1997, the Company has incurred approximately $4.9 million in costs relating to environmental testing and remedial action studies. In 1990, the Company entered into settlement agreements with a number of insurance companies resulting in proceeds to fund actual environmental costs incurred over a five to seven-year period beginning in 1990. In December 1995, the Delaware Public Service Commission authorized a process to review and provide recovery of all current and future unrecovered environmental costs incurred by a means of a rider (supplement) to base rates, applicable to all firm service customers. As of September 30, 1997, $966,000 of environmental costs are not included in the rider, effective December 1, 1996. With the rider mechanism established, it is management's opinion that these costs and any future costs, net of the deferred income tax benefit, will be recoverable in rates. For additional information pertaining to the rider, please refer to "Environmental -- Dover Gas Light Site" on page 15 of the Company's report on Form 10-K.

  SALISBURY TOWN GAS LIGHT SITE
  In cooperation with the Maryland Department of the Environment ("MDE"), in 1996 the Company completed construction and began remediation procedures at the Salisbury site. In addition, the Company began quarterly reporting of the remediation and monitoring results to the MDE.

  The cost of remediation is estimated to range from $140,000 to $190,000 per year for operating expenses. Based on these estimated costs, the Company recorded both a liability and a deferred regulatory asset of $650,088 on December 31, 1996, to cover the Company's projected remediation costs for this site. The liability payout for this site is expected to be over a five-year period. As of September 30, 1997, the Company has incurred approximately $2.3 million for remedial actions and environmental studies. In January 1990, the Company entered into settlement agreements with a number of insurance companies resulting in proceeds to fund actual environmental costs incurred over a three to five-year period beginning in 1990. The final insurance proceeds were requested and received in 1992.
  In December 1995, the Maryland Public Service Commission approved recovery of all environmental costs incurred through September 30, 1995 less amounts previously amortized and insurance proceeds. The amount approved for a 10-year amortization period was $964,251. Of the $2.3 million in costs reported above, approximately $566,000 has not been recovered through insurance proceeds or received ratemaking treatment. It is management's opinion that these and any future costs incurred, will be recoverable in rates.

  WINTER HAVEN COAL GAS SITE
  In May 1996, the company filed an Air Sparging and Soil Vapor Extraction Pilot Study Work Plan for the Winter Haven site with the Florida Department of Environmental Protection ("FDEP"). The Work Plan described the Company's proposal to undertake an Air Sparging and Soil Vapor Extraction ("AS/SVE") pilot study to evaluate at the site. After discussions with the FDEP, the Company filed a modified AS/SVE Pilot Study Work Plan, scope of work to complete the site assessment activities and a report describing a limited sediment investigation performed recently. The Company will be awaiting FDEP's comments to the modified Work Plan. It is not possible to determine whether remedial action will be required by FDEP and, if so, the cost of such remediation.

  The company has spent and received ratemaking treatment of approximately $678,000 on these investigations as of September 30, 1997. The Company has been allowed by the Florida Public Service Commission to continue to accrue for future environmental costs. At September 30,1997, the Company had $432,000 accrued. It is management's opinion that future costs, if any, will be recoverable in rates.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

                 RESULTS OF OPERATIONS FOR THE
                QUARTER ENDED SEPTEMBER 30, 1997

The Company recognized a net loss of $739,193 for the three months ended September 30, 1997, representing a decrease in net loss of $8,586 as compared to the corresponding period in 1996. The financial results for 1997 and 1996 include the operating results of Tri-County Gas Company, Inc. ("Tri-County"), which was acquired on March 6, 1997 and was accounted for as a pooling of interests. As indicated in the table below, the decrease in loss before interest and taxes ("LBIT") is due to greater earnings before interest and taxes ("EBIT") for the natural gas transmission, information services and other segments, a decrease in LBIT in propane distribution, offset by an increased LBIT in the natural gas distribution segment.

                                   FOR THE QUARTER ENDED SEPTEMBER 30,
                                    1997         1996         Change
                                    ----         ----         ------
Loss Before Interest and Taxes
   Natural Gas Distribution        $(497,846)   $(251,778)    $(246,068)
   Natural Gas Transmission          777,484      600,455       177,029
   Propane Distribution           (1,165,868)  (1,191,129)       25,261
   Advanced Information Services     254,381      204,145        50,236
   Eliminations & Other              107,059       92,219        14,840
                                   ---------    ---------       -------
Total LBIT                          (524,790)    (546,088)       21,298

Operating Income Taxes              (549,967)    (385,666)     (164,301)
Interest                             816,399      701,560       114,839
Non-Operating (Loss) Income, Net      52,029      114,203       (62,174)
                                   ---------    ---------       -------
Net Loss                           $(739,193)   $(747,779)    $   8,586
                                   =========    =========       =======

                    NATURAL GAS DISTRIBUTION

The natural gas distribution segment reported LBIT of $497,846 for the third quarter of 1997 as compared to $251,778 for the corresponding period last year -- an increase of $246,068. The increase in LBIT is due to higher operating expenses mostly offset by an increase in gross margin.

                                   FOR THE QUARTER ENDED SEPTEMBER 30,
                                    1997         1996         Change
                                    ----         ----         ------
Revenue                          $11,488,507  $11,372,713    $115,794
Cost of Gas                        7,793,376    7,938,243    (144,867)
                                  ----------   ----------     -------
Gross Margin                       3,695,131    3,434,470     260,661

Operations & Maintenance           2,824,374    2,417,837     406,537
Depreciation & Amortization          795,382      748,030      47,352
Other Taxes                          573,221      520,381      52,840
                                  ----------   ----------     -------
EBIT                             $  (497,846) $  (251,778)  $(246,068)
                                  ==========   ==========     =======

The increase in gross margin is primarily due to an $86,000 increase in revenue from service work, customer growth and rate restructurings which went into effect during the first half of 1997. Operations expenses increased in the areas of billable service work, payroll, legal fees, outside services and regulatory related expenses. The increase in maintenance expenses is primarily due to maintenance of mains. Depreciation and amortization expense increased due to plant placed in service during the past twelve months. Other taxes were higher due to revenue related taxes and property taxes.

                    NATURAL GAS TRANSMISSION

The natural gas transmission segment reported EBIT of $777,484 for the third quarter of 1997 as compared to EBIT of $600,455 for the corresponding period last year -- an increase of $177,029. The increase in EBIT is primarily due to an increase in gross margin somewhat offset by higher expenses.

                                   FOR THE QUARTER ENDED SEPTEMBER 30,
                                      1997        1996      Change
                                      ----        ----      ------
Revenue                            $6,857,335  $6,701,703  $155,632
Cost of Gas                         5,078,678   5,109,832   (31,154)
                                    ---------   ---------   -------
Gross Margin                        1,778,657   1,591,871   186,786

Operations & Maintenance              680,275     709,022   (28,747)
Depreciation & Amortization           223,928     185,249    38,679
Other Taxes                            96,970      97,145      (175)
                                    ---------   ---------   -------
EBIT                               $  777,484  $  600,455  $177,029
                                    =========   =========   =======

The gross margin increase was primarily the result of a rate increase that went into effect mid-April. The higher rates resulted from of Eastern Shore Natural Gas Company's ("Eastern Shore") rate increase filing with the Federal Energy Regulatory Commission ("FERC"). Eastern Shore reached a settlement with FERC during the quarter, and any refund resulting from the settlement has been accrued, pending final approval. Operations expenses increased $42,000, primarily in the areas of legal fees, outside services and corporate related costs offset by a decrease in payroll. Depreciation and amortization increased due to the capital additions placed in service during the past twelve months.

As previously reported, Eastern Shore filed with FERC an abbreviated application for a blanket certificate of public convenience to provide open access transportation service. Effective November 1, 1997, Eastern Shore initiated the provision of open access transportation services on its system. Eastern Shore will no longer sell gas, but has converted to a provider of contract storage and transportation services. Going forward, third party suppliers will compete with the Company to sell gas to the local distribution companies and the end users on Eastern Shore's system.

                      PROPANE DISTRIBUTION

For the third quarter of 1997, the propane distribution segment experienced LBIT of $1,165,868. These results were more favorable than those achieved for the corresponding quarter of 1996, with the segment recognizing a decrease in LBIT of $25,261 over the third quarter 1996 LBIT of $1,191,129. The decrease in LBIT was attributable to lower operating expenses partially offset by a decrease in gross margin. The 1997 and 1996 financial results of the propane distribution segment include the operating results of Tri-County.

                                   FOR THE QUARTER ENDED SEPTEMBER 30,
                                      1997       1996       Change
                                      ----       ----       ------
Revenue                          $ 2,979,855  $ 3,335,058  $(355,203)
Cost of Gas                        1,640,731    1,787,561   (146,830)
                                   ---------    ---------    -------
Gross Margin                       1,339,124    1,547,497   (208,373)

Operations & Maintenance           2,097,645    2,206,200   (108,555)
Depreciation & Amortization          308,341      427,116   (118,775)
Other Taxes                           99,006      105,310     (6,304)
                                   ---------    ---------    -------
EBIT                             $(1,165,868  $(1,191,129) $  25,261
                                   =========    =========    =======

The decrease in gross margin is due primarily to a 9% reduction in deliveries and a 15% reduction in margin earned per gallon sold. Decreased expenses for vehicles, buildings and equipment resulted in lower maintenance costs. Depreciation and amortization expense decreased $118,775 which is primarily the result of a non-compete agreement which became fully amortized in November of 1996. Other taxes increased due to property taxes on capital additions in 1996.

                 ADVANCED INFORMATION SERVICES

The advanced information services segment recognized an EBIT of $254,381 and $204,145 for the quarters ended September 30, 1997 and 1996, respectively. This increase in EBIT of $50,236 is attributable to higher revenue slightly offset by increased operating expenses.

                                   FOR THE QUARTER ENDED SEPTEMBER 30,
                                      1997       1996         Change
                                      ----       ----         ------
Revenue                            $2,051,180  $1,663,855    $387,325

Operations & Maintenance            1,685,265   1,372,266     312,999
Depreciation & Amortization            33,412      30,630       2,782
Other Taxes                            78,122      56,814      21,308
                                    ---------   ---------     -------
EBIT                               $  254,381  $  204,145    $ 50,236
                                    =========   =========     =======

The increase in revenue is due primarily to increases in consulting and resource services. Operations expenses were higher due to billable compensation directly related to increases in revenue, non-billable compensation and other costs related to overall growth.

                            INTEREST

The increase in interest expense is associated with higher short-term borrowing balances, as compared to the same period last year.

                     OPERATING INCOME TAXES

Operating income taxes decreased by $164,301 primarily due to the propane distribution segment not including income tax benefits, since Tri-County was a subchapter S corporation prior to the acquisition in the first quarter of 1997.


                  NON-OPERATING INCOME (LOSS)

The increase in the loss for the quarter is primarily due to a reduction in interest income and the allowance for equity funds used during construction ("AFUDC").

                 RESULTS OF OPERATIONS FOR THE
              NINE MONTHS ENDED SEPTEMBER 30, 1997

The Company recognized net income of $3,319,761 for the nine months ended September 30, 1997, representing a decrease in net income of $2,418,928 as compared to the corresponding period in 1996. The financial results for 1997 and 1996 include the operating results of Tri-County. As indicated in the table below, the decrease in EBIT is due to lower earnings in the natural gas and propane distribution segments, partially offset by increased earnings in transmission, advanced information services and other.

                                FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                      1997       1996        Change
                                      ----       ----        ------
Earnings Before Interest and Taxes
   Natural Gas Distribution        $3,921,919  $5,631,176  $(1,709,257)
   Natural Gas Transmission         2,091,774   1,797,540      294,234
   Propane Distribution               224,979   1,886,140   (1,661,161)
   Advanced Information Services      975,681     770,100      205,581
   Eliminations & Other               431,527     378,793       52,734
                                    ---------  ----------    ---------
Total EBIT                          7,645,880  10,463,749   (2,817,869)

Operating Income Taxes              2,111,636   2,872,281     (760,645)
Interest                            2,395,330   2,114,528      280,802
Non-Operating Income, Net             180,847     261,749      (80,902)
                                    ---------  ----------    ---------
Net Income                         $3,319,761  $5,738,689  $(2,418,928)
                                    =========  ==========    =========

                    NATURAL GAS DISTRIBUTION

The natural gas distribution segment reported EBIT of $3,921,919 for the first nine months of 1997 as compared to EBIT of $5,631,176 for the corresponding period last year. The decrease in EBIT is due to a reduction in gross margin, coupled with increased expenses.

                                  FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                      1997        1996        Change
                                      ----        ----        ------
Revenue                           $53,778,615  $54,691,434  $  (912,819)
Cost of Gas                        37,432,642   37,729,820     (297,178)
                                   ----------   ----------    ---------
Gross Margin                       16,345,973   16,961,614     (615,641)

Operations & Maintenance            8,232,520    7,269,995      962,525
Depreciation & Amortization         2,371,871    2,324,536       47,335
Other Taxes                         1,919,663    1,825,907       93,756
                                   ----------   ----------    ---------
EBIT                              $ 3,821,919  $ 5,541,176  $(1,719,257)
                                   ==========   ==========    =========

The decrease in gross margin is primarily due to first quarter temperatures which were 14% warmer than the first quarter in 1996, resulting in an 11% reduction in deliveries during that period. Partially offsetting the decrease in margin was an $89,000 increase in service work revenue. Operations expenses increased in the areas of billable service work, legal fees, outside services, data processing and regulatory related expenses. Maintenance expenses primarily increased in mains, meters and regulators. Depreciation and amortization expense increased due to plant placed in service during the last twelve months.

                    NATURAL GAS TRANSMISSION

The natural gas transmission segment reported EBIT of $2,091,774 for the first nine months of 1997 as compared to EBIT of $1,797,540 for the corresponding period last year -- an increase of $294,234. The increase in EBIT is due to an increase in gross margin.

                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                      1997        1996        Change
                                      ----        ----        ------
Revenue                           $25,590,929  $26,071,935  $(481,006)
Cost of Gas                        20,332,861   21,130,517   (797,656)
                                   ----------   ----------    -------
Gross Margin                        5,258,068    4,941,418    316,650

Operations & Maintenance            2,190,647    2,267,391    (76,744)
Depreciation & Amortization           669,304      567,913    101,391
Other Taxes                           306,343      308,574     (2,231)
                                   ----------   ----------    -------
EBIT                              $ 2,091,774  $ 1,797,540  $ 294,234
                                   ==========   ==========    =======

The gross margin increase was primarily the result of a rate increase that went into effect in mid-April. The higher rates were subject to refund pending the final outcome of the Eastern Shore rate increase filing with the FERC. A settlement was reached with FERC during the quarter and any refunds have been accrued. Operations and maintenance expenses decreased in the areas of compensation and data processing. These reductions were somewhat offset by an increase in legal fees. Depreciation and amortization increased due to the capital additions placed in service during the past twelve months.

                      PROPANE DISTRIBUTION

The propane distribution segment recognized EBIT of $224,979 for the first nine months of 1997, as compared to EBIT of $1,886,140 for the nine months ended September 30, 1996. The financial results for 1997 and 1996 include the operating results of Tri-County. The decrease in EBIT of $1,661,161 was primarily due to a reduction in gross margin, somewhat offset by lower expenses.

                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                      1997        1996        Change
                                      ----        ----        ------
Revenue                           $18,528,761  $22,439,111  $(3,910,350)
Cost of Gas                        10,674,599   11,992,755   (1,318,156)
                                   ----------   ----------    ---------
Gross Margin                        7,854,162   10,446,356   (2,592,194)

Operations & Maintenance            6,357,357    6,909,408     (552,051)
Depreciation & Amortization           896,218    1,281,157     (384,939)
Other Taxes                           375,608      369,651        5,957
                                   ----------   ----------    ---------
EBIT                              $   224,979  $ 1,886,140  $(1,661,161)
                                   ==========   ==========    =========

The decrease in gross margin occurred primarily during the first quarter when sales volumes and margin earned per gallon sold declined 21% and 20%, respectively. The declines resulted from warm temperatures experienced during the first quarter of 1997. Year to date volumes are still down 13% and margin earned per gallon sold declined 17%. Operations expenses declined in the areas of legal fees, outside services and compensation. Depreciation and amortization expense decreased $384,939 which is primarily the result of a non-compete agreement which became fully amortized in November 1996.

                 ADVANCED INFORMATION SERVICES

For the nine months ended September 30, the advanced information services segment recognized an EBIT of $975,681 and $770,100 for 1997 and 1996, respectively. This increase in EBIT of $205,581 is the outcome of higher revenue and lower operating expenses.

                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                      1997       1996        Change
                                      ----       ----        ------
Revenue                            $5,954,733  $5,482,677   $472,056

Operations & Maintenance            4,641,232   4,395,184    246,048
Depreciation & Amortization            84,175     102,978    (18,803)
Other Taxes                           253,645     214,415     39,230
                                    ---------   ---------    -------
EBIT                               $  975,681  $  770,100   $205,581
                                    =========   =========    =======

The increase in revenue occurred primarily in consulting and resource services due to a rise in demand for PROGRESS training and programmers. Operations expenses were higher due to billable compensation directly related to increases in revenue, non-billable compensation and other costs related to overall growth.

                            INTEREST

The increase in interest expense is associated with higher short-term borrowing balances, as compared to the same period last year.

                     OPERATING INCOME TAXES

Operating income taxes decreased $760,645 due to a reduction in EBIT and the lack of income tax expense recorded by Tri-County in 1996, offset by a one-time expense of $318,000 recorded during the first quarter. The one-time expense was required to establish deferred income taxes for Tri-County Gas Company, Inc., acquired during the first quarter of 1997. Prior to the acquisition, Tri-County Gas Company, Inc. was a Subchapter S Corporation for income tax reporting; therefore, no deferred income taxes were recorded on its balance sheet. In addition, the Company's 1996 restated financial statements do not include any income tax expense on EBIT reported for Tri-County due to its 1996 Subchapter S status.

                      NON-OPERATING INCOME

The decrease in 1997 is related primarily to a reduction in interest income and AFUDC. In addition, 1996 includes a one-time gain on the sale of real property.

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


      FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements reflect the capital intensive nature of its business and are attributable principally to its construction program and the retirement of its outstanding debt. The Company relies on funds provided by operations and short-term borrowings to meet normal working capital requirements and temporarily finance capital expenditures. During the first nine months of 1997, the Company's net cash flow provided by operating activities, net cash used by investing activities and net cash used by financing activities were approximately $8.3 million, $9.6 million and $520,000, respectively. Due to the seasonal nature of the Company's business, there are substantial variations in the results of operations reported on a quarterly basis.

The Board of Directors has authorized the Company to borrow up to $24 million from banks and trust companies. As of September 30, 1997, the Company had one $10 million and three $8 million unsecured bank lines of credit. Funds provided from these lines of credit are used for short-term cash needs to meet seasonal working capital requirements and to fund portions of its capital expenditures. The outstanding balances of short-term borrowings at September 30, 1997 and 1996 were $18.4 and $6.2 million, respectively.

During the nine months ended September 30, 1997 and 1996, net property, plant and equipment expenditures were approximately $9.6 and $9.4 million, respectively. For 1997, the Company has budgeted $15.6 million for capital expenditures. The components of this amount include $7.5 million for natural gas distribution, $4.3 million for natural gas transmission, $1.2 million for environmental related expenditures, $1.9 million for propane distribution, $350,000 for advanced information services, with the remaining $350,000 for computers, office equipment and general plant. The natural gas and propane distribution expenditures are for expansion and improvement. Natural gas transmission expenditures are to improve the pipeline system and completion of the Delaware City compressor station. Financing of the 1997 construction will be provided primarily by short-term borrowings and cash from operations and the issuance of the long-term debt. The Company is in the process of finalizing a refinancing of $10 million of short-term debt with a 6.85% senior note. The refinancing is expected to be consummated in December 1997. The construction program is subject to continuous review and modification by management. Actual construction expenditures may vary from the above estimates due to a number of factors including inflation, changing economic conditions, regulation, load growth and the cost and availability of capital.

The Company expects to incur environmental related expenditures in the future (see Note 4 to the Consolidated Financial Statements), a portion of which may need to be financed through external sources. Management does not expect such financing to have a material adverse effect on the financial position or capital resources of the Company.

The Company is continually evaluating new business opportunities and acquisitions, some of which may require the Company to obtain financing. Management will consider the impact of any such financing on the Company's financial position in its evaluation of the business opportunity or acquisition. Such financings are not expected to have a material adverse effect on the financial position or capital resources of the Company.

As of September 30, 1997, common equity represented 62.8% of permanent capitalization, compared to 60.7% as of December 31, 1996. The Company remains committed to maintaining a sound capital structure and strong credit ratings in order to provide the financial flexibility needed to access the capital markets when required. This commitment, along with adequate and timely rate relief for the Company's regulated operations, helps to ensure that the Company will be able to attract capital from outside sources at a reasonable cost.

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

Item 1:   Legal Proceedings
          See Note 2 to the Consolidated Financial Statements

Item 2:   Changes in Securities
          None

Item 3:   Defaults Upon Senior Securities
          None

Item 4:   Submission of Matters to a Vote of Security Holders
          None

Item 5:   Other Information
          None

Item 6(a):Exhibits
          Exhibit 11 - Computation of Primary and Fully Diluted Earnings Per
                       Share is submitted herewith.

Item 6(b):Reports on Form 8-K
          None

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CHESAPEAKE UTILITIES CORPORATION



/s/ Michael P. McMasters
------------------------
Michael P. McMasters
Vice President, Treasurer and Chief Financial Officer


Date: November 12, 1997