Form 10-Q
period 1998-03-31
CHESAPEAKE UTILITIES CORP
filed 1998-05-08
CIK 19745

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
              __________________________________
                           FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended: March 31, 1998

                               OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______ to ______


                COMMISSION FILE NUMBER: 001-11590


                 CHESAPEAKE UTILITIES CORPORATION
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)


               Delaware                        51-0064146
          ------------------              --------------------
   (State of other jurisdiction of           (I.R.S. Employer
    incorporation or organization)          Identification No.)


    909 Silver Lake Boulevard, Dover, Delaware         19904
 ----------------------------------------------------------------
    (Address of principal executive offices)       (Zip Code)


                          (302) 734-6799
      ----------------------------------------------------
      (Registrant's Telephone Number, Including Area Code)


      ----------------------------------------------------
      (Former name, former address and former fiscal year,
                 if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Secu-rities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing require-ments for the past 90 days. Yes [X] No [ ]

Common Stock, par value $.4867 - 4,569,576 shares issued as of March 31, 1998.

PART I
FINANCIAL INFORMATION

               CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                             MARCH 31,    DECEMBER 31,
                                                               1998           1997
ASSETS                                                      (Unaudited)    (Restated)
----------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT
  Natural gas distribution                                   $76,081,621    $74,769,458
  Natural gas transmission                                    33,934,905     33,856,873
  Propane distribution                                        26,323,129     26,920,403
  Advanced information services                                  894,925        841,757
  Other plant                                                  7,698,252      6,896,898
  Gas plant acquisition adjustment                               795,004        795,004
----------------------------------------------------------------------------------------
    Total property, plant and equipment                      145,727,836    144,080,393
  Less:  Accumulated depreciation and amortization           (45,672,868)   (44,252,517)
----------------------------------------------------------------------------------------
Net property, plant and equipment                            100,054,968     99,827,876
----------------------------------------------------------------------------------------
INVESTMENTS                                                    3,022,564      2,721,443
----------------------------------------------------------------------------------------
CURRENT ASSETS
  Cash and cash equivalents                                    2,910,676        617,567
  Accounts receivable, less allowance for uncollectibles      12,304,073     13,159,664
  Materials and supplies, at average cost                      1,522,001      1,424,312
  Propane inventory, at average cost                           1,281,979      2,288,516
  Storage gas prepayments                                        327,970      2,926,618
  Underrecovered purchased gas costs                             229,327      1,673,389
  Income taxes receivable                                              0        842,355
  Prepaid expenses                                               585,919      1,080,962
  Deferred income taxes                                          126,046        247,487
----------------------------------------------------------------------------------------
Total current assets                                          19,287,991     24,260,870
----------------------------------------------------------------------------------------
DEFERRED CHARGES AND OTHER ASSETS
  Environmental regulatory assets                              4,823,490      4,865,073
  Environmental expenditures, net                              2,441,674      2,372,929
  Other deferred charges and intangible assets                 3,939,941      4,046,579
----------------------------------------------------------------------------------------
Total deferred charges and other assets                       11,205,105     11,284,581
----------------------------------------------------------------------------------------

TOTAL ASSETS                                                $133,570,628   $138,094,770
========================================================================================

The accompanying notes are an integral part of these financial statements.

               CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                             MARCH 31,    DECEMBER 31,
                                                               1998           1997
CAPITALIZATION AND LIABILITIES                              (Unaudited)    (Restated)
----------------------------------------------------------------------------------------
CAPITALIZATION
  Stockholders' equity
    Common Stock, par value $.4867 per share;
    (authorized 12,000,000 shares; issued 4,569,576
    and 4,452,704 shares, respectively)                       $2,223,886     $2,203,960
    Additional paid-in capital                                20,768,549     19,962,062
    Retained earnings                                         31,019,498     28,218,763
       Less:
           Unearned compensation - restricted stock awards      (160,925)      (190,886)
           Net unrealized gain on marketable securities          481,260        296,872
----------------------------------------------------------------------------------------
Total stockholders' equity                                    54,332,268     50,490,771
  Long-term debt, net of current portion                      38,152,000     38,605,739
----------------------------------------------------------------------------------------
Total capitalization                                          92,484,268     89,096,510
----------------------------------------------------------------------------------------
CURRENT LIABILITIES
  Current portion of long-term debt                              520,000        671,502
  Short-term borrowing                                                 0      7,600,000
  Accounts payable                                            11,326,474     12,544,113
  Refunds payable to customers                                   323,909        357,041
  Income taxes payable                                         1,680,417              0
  Accrued interest                                               828,607        784,533
  Dividends payable                                            1,135,924      1,092,168
  Other accrued expenses                                       3,044,225      3,807,484
----------------------------------------------------------------------------------------
Total current liabilities                                     18,859,556     26,856,841
----------------------------------------------------------------------------------------
DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes                                       11,451,462     11,490,358
  Deferred investment tax credits                                814,884        821,617
  Environmental liability                                      4,823,490      4,865,073
  Accrued pension costs                                        1,890,650      1,754,715
  Other liabilities                                            3,246,318      3,209,656
----------------------------------------------------------------------------------------
Total deferred credits and other liabilities                  22,226,804     22,141,419
----------------------------------------------------------------------------------------

TOTAL CAPITALIZATION AND LIABILITIES                        $133,570,628   $138,094,770
========================================================================================

The accompanying notes are an integral part of these financial statements.

               CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                                  (Unaudited)

FOR THE QUARTERS ENDED MARCH 31,                                    1998           1997
----------------------------------------------------------------------------------------
OPERATING REVENUES                                           $39,574,776    $43,645,111
COST OF SALES                                                 23,577,550     28,890,036
----------------------------------------------------------------------------------------
GROSS MARGIN                                                  15,997,226     14,755,075
----------------------------------------------------------------------------------------
OPERATING EXPENSES
  Operations                                                   5,763,208      5,423,991
  Maintenance                                                    479,112        492,532
  Depreciation and amortization                                1,509,447      1,348,347
  Other taxes                                                  1,154,544      1,113,224
  Income taxes                                                 2,386,660      2,272,543
----------------------------------------------------------------------------------------
Total operating expenses                                      11,292,971     10,650,637
----------------------------------------------------------------------------------------
OPERATING INCOME                                               4,704,255      4,104,438
OTHER INCOME, NET                                                 86,223         60,823
----------------------------------------------------------------------------------------
INCOME BEFORE INTEREST CHARGES                                 4,790,478      4,165,261
INTEREST CHARGES                                                 853,819        799,148
----------------------------------------------------------------------------------------
NET INCOME                                                    $3,936,659     $3,366,113
========================================================================================

EARNINGS PER SHARE OF COMMON STOCK:
  Basic:                                                           $0.87          $0.76
----------------------------------------------------------------------------------------
  Diluted:                                                         $0.83          $0.72
----------------------------------------------------------------------------------------

                        COMPREHENSIVE INCOME STATEMENTS
                                  (Unaudited)

FOR THE QUARTERS ENDED MARCH 31,                                    1998           1997
----------------------------------------------------------------------------------------
Net Income                                                    $3,936,659     $3,366,113
Components of comprehensive income, net of income taxes
  Unrealized Gain / (Loss) on Marketable Securities              184,388         (7,654)
----------------------------------------------------------------------------------------
Comprehensive Income                                          $4,121,047     $3,358,459
========================================================================================

The accompanying notes are an integral part of these financial statements.

               CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

FOR THE QUARTERS ENDED MARCH 31,                                    1998           1997
----------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net Income                                                  $3,936,659     $3,366,113
  Adjustments to reconcile net income to net operating cash:
    Depreciation and amortization                              1,658,483      1,482,246
    Deferred income taxes, net                                   (34,188)       (17,972)
    Investment tax credit adjustments                             (6,733)        (8,823)
    Employee benefits                                            135,935        120,753
    Employee compensation from lapsing stock restrictions         29,961         43,462
    Other                                                         36,660       (460,205)
  Changes in assets and liabilities:
    Accounts receivable                                          855,591      2,750,766
    Inventory, materials, supplies and storage gas             3,507,496      4,116,054
    Prepaid expenses                                             495,043        539,411
    Other deferred charges                                       115,584         25,758
    Accounts payable                                          (1,217,639)    (6,845,903)
    Refunds payable to customers                                 (33,132)        (2,946)
    Overrecovered purchased gas costs                          1,444,062        343,444
    Other current liabilities                                  2,272,632      2,078,975
----------------------------------------------------------------------------------------
Net cash provided by operating activities                     13,196,414      7,531,133
----------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Property, plant and equipment expenditures, net             (1,917,844)    (3,741,589)
----------------------------------------------------------------------------------------
Net cash used by investing activities                         (1,917,844)    (3,741,589)
----------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Common stock dividends net of amounts reinvested of
    $147,519 and $131,800, respectively                         (944,649)      (831,088)
  Net repayments under line of credit agreements              (7,600,000)      (700,000)
  Converted debenture bonds                                       73,915              0
  Proceeds from issuance of stock to Company 401(k) plan          90,514         90,891
  Repayments of long-term debt                                  (605,241)    (2,370,989)
----------------------------------------------------------------------------------------
Net cash used by financing activities                         (8,985,461)    (3,811,186)
----------------------------------------------------------------------------------------
NET INCREASE/(DECREASE) IN CASH                               $2,293,109       ($21,642)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 617,567      2,213,529
----------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $2,910,676     $2,191,887
========================================================================================

The accompanying notes are an integral part of these financial statements.

         CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES

                   NOTES TO FINANCIAL STATEMENTS
                            (UNAUDITED)
                   -----------------------------

1.	QUARTERLY FINANCIAL DATA
The financial information included herein is unaudited; how-ever, the financial information reflects normal recurring adjustments, which are, in the opinion of management, neces-sary for a fair presentation of the Company's interim results. Due to the seasonal nature of the Company's business, there are substantial variations in the results of operations reported on a quarterly basis. Certain amounts in 1997 have been reclassified to conform with the 1998 presentation.

2.	ACQUISITION
On April 29, 1998, the Company signed an agreement to purchase all of the outstanding shares of Xeron, Inc. ("Xeron"), a pri-vately held natural gas liquids trading company headquartered in Houston, Texas. Xeron will be operated as a subsidiary of Chesapeake.

The transaction will be effected through the exchange of 475,000 shares of the Company's common stock and accounted for as a pooling of interests. The purchase, which is subject to regulatory and other required approvals and conditions of closing, is expected to close by May 31, 1998.

3.	CALCULATION OF DILUTED EARNINGS PER SHARE
For the Quarters Ended March 31,                     1998          1997
-----------------------------------------------------------------------
Reconciliation of Numerator:
  Net Income -- basic                          $3,936,659    $3,366,113
  Effect of 8.25% Convertible debentures           48,082        50,780
-----------------------------------------------------------------------
Adjusted numerator -- diluted                  $3,984,741    $3,416,893
=======================================================================
Reconcilation of Denominator:
  Weighted Shares Outstanding -- basic         $4,549,681    $4,449,346
  Effect of Dilutive Securities
    8.25% Convertible debentures                  227,760       240,542
    Stock options and performance shares           14,118        27,032
-----------------------------------------------------------------------
Adjusted denominator -- diluted                 4,791,559     4,716,920
=======================================================================
Diluted Earnings per Share                          $0.83         $0.72
=======================================================================

4.	COMMITMENTS AND CONTINGENCIES -- ENVIRONMENTAL MATTERS
The Company is currently participating in the investigation, assessment and remediation of three former gas manufacturing plant sites located in different jurisdictions, including the exploration of corrective action options to remove environ-mental contaminants. The Company has accrued liabilities for two of these sites, the Dover Gas Light and Salisbury Town Gas Light sites.

DOVER GAS LIGHT SITE
The Dover site has been listed by the Environmental Protection Agency Region III ("EPA") on the Superfund National Priorities List under the Comprehensive Environmental Response, Compensa-tion and Liability Act ("CERCLA"). On August 19, 1994, the EPA issued the site Record of Decision ("ROD"), which selected a remedial plan and estimated the costs of the selected remedy at $2.7 million for ground-water remediation and $3.3 million for soil remediation. In May 1995, EPA issued an order to the Company under Section 106 of CERCLA (the "Order"), requiring the Company to fund or implement the ROD. The Order was also issued to General Public Utilities Corporation, Inc. ("GPU"), which both the EPA and the Company believe is liable under CERCLA. Other potentially responsible parties ("PRPs") such as the State of Delaware were not ordered to perform the ROD. Although notifying EPA of objections to the Order, the Company agreed to comply. GPU informed EPA that it did not intend to comply with the Order. EPA may seek judicial enforcement of its Order, as well as significant financial penalties for failure to comply. Additional information pertaining to remediation costs, investigations related to additional parties who may be PRPs and/or litigation initiated by the Company can be found in the Company's annual report on Form 10-K for the year ended December 31, 1997 (see the "Environmental -- Dover Gas Light Site" section, beginning on page 11).

In conjunction with the commencement of the design phase of the ROD, a pre-design investigation report ("the report") was filed in October 1996 with the EPA. The report, which required EPA approval, provided an up to date status on the site, which the EPA used to determine if the remedial design selected in the ROD was still the appropriate remedy.

In the report, the Company proposed a modification to the soil cleanup remedy selected in the ROD to take into account an existing land use restriction banning future development at the site. In April of 1997, the EPA issued a fact sheet stat-ing that the EPA was considering the proposed modification. The fact sheet included an overall cost estimate of $5.7 million for the proposed modified remedy and a new overall cost estimate of $13.2 million for the remedy selected in the ROD. On August 28, 1997, the EPA issued a Proposed Plan to modify the current clean-up plan that would involve: (1) exca-vation of off-site thermal treatment of the contents of the former subsurface gas holders; (2) implementation of soil vaporization extraction; (3) pavement of the parking lot; and
(4) use of institutional controls that would restrict future development of the Site. The overall estimated clean-up cost of the Site under the proposed plan was $4.2 million, as compared to EPA's estimate of the current clean-up plan at $13.2 million. In January 1998, the EPA issued a revised ROD, which modified the soil remediation to conform to the proposed plan and included the estimated clean-up costs of $4.2 million.

The Company adjusted its accrued liability recorded with respect to the Dover Site to $4.2 million. This amount reflects the EPA's estimate, as stated in the ROD issued in 1998 for remediation of the site according to the ROD. The recorded liability may be adjusted upward or downward as the design phase progresses and the Company obtains construction bids for performance of the work. The Company has also recorded a regulatory asset of $4.2 million, corresponding to the recorded liability. Management believes that in addition to the $600,000 expected to be contributed by the State of Delaware under the Settlement, the Company will be equitably entitled to contribution from other responsible parties for a portion of the expenses to be incurred in connection with the remedies selected in the ROD. Management also believes that the amounts not so contributed will be recoverable in the Company's rates.

As of March 31, 1998, the Company has incurred approximately $5.3 million in costs relating to environmental testing and remedial action studies. In 1990, the Company entered into settlement agreements with a number of insurance companies resulting in proceeds to fund actual environmental costs incurred over a five to seven-year period beginning in 1990. The final insurance proceeds were requested and received in 1992. In December 1995, the Delaware Public Service Commission authorized a process to review and provide recovery of all current and future unrecovered environmental costs incurred by a means of a rider (supplement) to base rates, applicable to all firm service customers. As of March 31, 1998, $417,000 of environmental costs are not included in the rider, effective December 1, 1997. With the rider mechanism established, it is management's opinion that these costs and any future costs, net of the deferred income tax benefit, will be recoverable in rates. For additional information pertaining to the rider, refer to the "Environmental -- Dover Gas Light Site" section of the Company's annual report on Form 10-K for the year ended December 31, 1997, beginning on page 11.

SALISBURY TOWN GAS LIGHT SITE
In cooperation with the Maryland Department of the Environment ("MDE"), in 1996 the Company completed construction and began remediation procedures at the Salisbury site. In addition, the Company began quarterly reporting of the remediation and moni-toring results to the MDE.

The cost of remediation is estimated to range from $140,000 to $190,000 per year for operating expenses. Based on these esti-mated costs, the Company recorded both a liability and a deferred regulatory asset of $665,000 on December 31, 1997, to cover the Company's projected remediation costs for this site. The liability payout for this site is expected to be over a five-year period. As of March 31, 1998, the Company has incurred approximately $2.4 million for remedial actions and environmental studies. In January 1990, the Company entered into settlement agreements with a number of insurance compa-nies resulting in proceeds to fund actual environmental costs incurred over a three to five-year period beginning in 1990. The final insurance proceeds were requested and received in 1992. In December 1995, the Maryland Public Service Commission approved recovery of all environmental costs incurred through September 30, 1995 less amounts previously amortized and insurance proceeds. The amount approved for a 10-year amorti-zation period was $964,251. Of the $2.4 million in costs reported above, approximately $639,000 has not been recovered through insurance proceeds or received ratemaking treatment. It is management's opinion that these and any future costs incurred will be recoverable in rates.

WINTER HAVEN COAL GAS SITE
In May 1996, the company filed an Air Sparging and Soil Vapor Extraction Pilot Study Work Plan for the Winter Haven site with the Florida Department of Environmental Protection ("FDEP"). The Work Plan described the Company's proposal to undertake an Air Sparging and Soil Vapor Extraction ("AS/SVE") pilot study to evaluate at the site. After discussions with the FDEP, the Company filed a modified AS/SVE Pilot Study Work Plan, scope of work to complete the site assessment activities and a report describing a limited sediment investigation per-formed recently. The Company will be awaiting FDEP's comments to the modified Work Plan. It is not possible to determine whether remedial action will be required by FDEP and, if so, the cost of such remediation.

The company has spent and received ratemaking treatment of approximately $696,000 on these investigations as of March 31, 1998. The Company has been allowed by the Florida Public Serv-ice Commission to continue to accrue for future environmental costs. At March 31, 1998, the Company had $450,000 accrued. It is management's opinion that future costs, if any, will be recoverable in rates.



       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

                 RESULTS OF OPERATIONS FOR THE
                  QUARTER ENDED MARCH 31, 1998
                 ------------------------------

The Company recognized net income of $3,936,659 for the first quarter of 1998, representing an increase in net income of $570,546 as compared to the corresponding period in 1997. Included in 1997's results is a one-time charge of $318,000 for changes in accounting for income taxes associated with the acqui-sition of Tri-County Gas Company, Inc. Exclusive of this one-time charge, earnings increased $252,546. As indicated in the follow-ing table, the increase in income is due to greater Earnings before Interest and Taxes ("EBIT") contributed by the natural gas transmission and propane distribution segments. These were offset slightly by reduced contributions to EBIT from the remaining segments.

FOR THE QUARTERS ENDED MARCH 31,         1998          1997          Change
----------------------------------------------------------------------------
Earnings Before Interest & Taxes
  Natural Gas Distribution            $3,159,612    $3,421,562     ($261,950)
  Natural Gas Transmission             1,521,168       617,411       903,757
  Propane Distribution                 2,024,448     1,702,173       322,275
  Advanced Information Services          267,914       411,084      (143,170)
  Other & Eliminations                   117,773       224,751      (106,978)
----------------------------------------------------------------------------
EBIT                                   7,090,915     6,376,981       713,934

Operating Income Taxes                 2,386,660     2,272,543       114,117
Interest                                 853,819       799,148        54,671
Non-Operating Income, net                 86,223        60,823        25,400
----------------------------------------------------------------------------
Net Income                            $3,936,659    $3,366,113      $570,546
============================================================================

                     NATURAL GAS DISTRIBUTION

The natural gas distribution segment reported EBIT of $3,159,612 for the first quarter of 1998 as compared to $3,421,562 for the corresponding period last year -- a decrease of $261,950. The decrease in EBIT is due to higher operating expenses.

FOR THE QUARTERS ENDED MARCH 31,         1998          1997          Change
----------------------------------------------------------------------------
Revenue                              $26,182,810   $26,477,815     ($295,005)
Cost of Gas                           18,672,251    18,969,411      (297,160)
----------------------------------------------------------------------------
Gross Margin                           7,510,559     7,508,404         2,155

Operations & Maintenance               2,765,250     2,570,551       194,699
Depreciation & Amortization              844,672       787,486        57,186
Other Taxes                              741,025       728,805        12,220
----------------------------------------------------------------------------
EBIT                                  $3,159,612    $3,421,562     ($261,950)
============================================================================

Customer growth from 1997 to 1998 offset the impact of the unseasonably warmer weather on gross margin. Temperatures during the first quarter of 1998 were 14% warmer than the same period last year and 18% warmer than the 10-year average. Operations expenses increased primarily in the areas of compensation, mar-keting, rents and expenses related to various regulatory commis-sion requirements. Maintenance expenses are down slightly. Depre-ciation and amortization expense increased due to plant placed in service during the past year.

                    NATURAL GAS TRANSMISSION

The natural gas transmission segment reported EBIT of $1,521,168 for the first quarter of 1998 as compared to EBIT of $617,411 for the corresponding period last year -- an increase of $903,757. The increase in EBIT is primarily due to an increase in gross margin.

FOR THE QUARTERS ENDED MARCH 31,         1998          1997          Change
----------------------------------------------------------------------------
Revenue                               $3,162,657   $12,060,054   ($8,897,397)
Cost of Gas                              578,511    10,376,853    (9,798,342)
----------------------------------------------------------------------------
Gross Margin                           2,584,146     1,683,201       900,945

Operations & Maintenance                 689,838       736,318       (46,480)
Depreciation & Amortization              267,774       222,688        45,086
Other Taxes                              105,366       106,784        (1,418)
----------------------------------------------------------------------------
EBIT                                  $1,521,168      $617,411      $903,757
============================================================================

Revenues and cost of gas have declined in 1998 as a result of Eastern Shore Natural Gas Company becoming an open access pipe-line on November 1, 1997. The rise in EBIT is partially attribu-table to a rate increase and an increase in firm services implemented in 1997. The rate increase is designed to generate additional gross margin of approximately $1.2 million annually. Additional revenues generated by the increase in transportation services, effective with the implementation of open access, also contributed to the increase in EBIT. On an annual basis, the additional services will generate revenue of approximately $1.3 million. Taking into account the 1997 rate increase, rev-enues associated with additional capacity and lower margins on services provided to industrial customers, the Company expects gross margin during 1998 to be between $7.9 and $8.2 million (see Cautionary Statement). Comparatively, gross margin for the past two years has been $7.9 and $6.7 million for 1997 and 1996, respectively. Compensation expenditures as well as lower costs associated with the maintenance of communication equipment and the pipeline system were offset by the increase in depreciation and amortization due to capital additions placed in service during the past year.

                      PROPANE DISTRIBUTION

For the first quarter of 1998, the propane distribution segment reported EBIT of $2,024,448, as compared to $1,702,173 for the same period last year. The increase in EBIT is due to higher gross margin and lower operating expenses.

FOR THE QUARTERS ENDED MARCH 31,         1998          1997          Change
----------------------------------------------------------------------------
Revenue                               $9,901,919   $11,177,553   ($1,275,634)
Cost of Sales                          5,325,056     6,866,646    (1,541,590)
----------------------------------------------------------------------------
Gross Margin                           4,576,863     4,310,907       265,956

Operations & Maintenance               2,056,249     2,163,706      (107,457)
Depreciation & Amortization              326,139       289,255        36,884
Other Taxes                              170,027       155,773        14,254
----------------------------------------------------------------------------
EBIT                                  $2,024,448    $1,702,173      $322,275
============================================================================

The increase in gross margin is due primarily to a 9% increase in margin earned per gallon sold, partially offset by a 1% decrease in volumes sold. Although warmer weather resulted in a reduction in the number of gallons sold, customer growth helped to minimize the impact. Operations expenses declined primarily in the areas of property insurance, legal fees and the allowance for bad debts. Depreciation and amortization increased due to plant addi-tions placed in service during the past year.

                  ADVANCED INFORMATION SERVICES

The advanced information services segment recognized an EBIT of $267,914 and $411,084 for the quarters ended March 31, 1998 and 1997, respectively. This decrease in EBIT of $143,170 is attrib-utable to a reduction on margin earned coupled with a rise in expenses.

FOR THE QUARTERS ENDED MARCH 31,         1998          1997          Change
----------------------------------------------------------------------------
Revenue                               $2,278,259    $1,991,717      $286,542
Cost of Sales                          1,117,386       719,213       398,173
----------------------------------------------------------------------------
Gross Margin                           1,160,873     1,272,504      (111,631)

Operations & Maintenance                 733,215       733,868          (653)
Depreciation & Amortization               41,658        26,283        15,375
Other Taxes                              118,086       101,269        16,817
----------------------------------------------------------------------------
EBIT                                    $267,914      $411,084     ($143,170)
============================================================================

Higher revenues are primarily due to increased sales of consult-ing and resource services. Increased compensation and training expenses due to associated increases in staffing levels partially offset the additional revenue. To improve service to our customers, the Company opened a new office in Detroit, Michigan and increased both billable and management staffing during the second half of 1997. The additional expenses associated with the new office and management infrastructure, coupled with increased marketing activity, is having a negative impact on 1998 earnings.

                            INTEREST

The increase in interest expense is associated with the issuance of $10 million in long-term debt in December 1997.

                     OPERATING INCOME TAXES

Operating income taxes increased due to the rise in operating income. During the first quarter of 1997, the Company recorded $318,000 as a one-time expense to establish deferred income taxes due to the acquisition of Tri-County Gas Company, Inc. Exclusive of this expense, operating income taxes increased $432,117.

                      NON-OPERATING INCOME

The increase in income for the quarter is primarily due to the gain on the sale of fixed assets.

                      ENVIRONMENTAL MATTERS

The Company continues to work with federal and state environ-mental agencies to assess the environmental impacts and explore corrective action at several former gas manufacturing plant sites (see Note 4 to the Consolidated Financial Statements). The Company believes that any future costs associated with these sites will be recoverable in future rates.

                          THE YEAR 2000

Chesapeake is dependent upon a variety of information systems to operate efficiently and effectively. In order to address the impact of the year 2000 on its many information systems, Chesapeake is in the process of evaluating and remediating any deficiences. The Company has segregated the evaluation of its readiness and the potential impact of the year 2000 on its systems into two compo-nents: primary internal applications and other applications. Chesapeake's primary applications include systems for its financial information; natural gas customer information and billing; and pro-pane customer information, billing and delivery. Other applications include systems for services such as telephone, system control and data acquisition for the pipeline, as well as other vendors' systems. Chesapeake has updated its propane customer information, billing and delivery system to a year 2000 compliant version. This system will be tested further during 1998 to insure compliance.
The Company has conducted initial evaluations of its other two pri-mary applications and estimates that the cost of any remediation will not be significant. Each application will be tested during 1998. Chesapeake has developed an inventory of other applications and is in the process of developing plans to contact vendors, test applications and remediate to the extent necessary.

                         CAUTIONARY STATEMENT

Statements made herein and elsewhere in this Form 10-Q, which are not historical fact, are forward-looking statements. In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, Chesapeake is provi-ding the following cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated in forward-looking statements made here-in or otherwise by or on behalf of the Company.

A number of factors and uncertainties make it difficult to predict the effect on future operating results, relative to his-torical results, of Eastern Shore operating as an open access pipeline. While open access eliminates industrial interruptible sales margins, such sales have varied widely from year to year and, in future years, might have made a less significant contri-bution to earnings even in the absence of open access.

In addition, a number of factors and uncertainties affecting other aspects of Chesapeake's business could have a material impact on earnings. These include: the seasonality and tempera-ture sensitivity of the natural gas and propane businesses, the relative price of alternative energy sources and the effects of competition on both unregulated and natural gas sales, now that the Company operates in an open access environment. There are also uncertainties relative to the impact of the year 2000 on the information systems of the Company, its vendors and other third parties.

       FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
       ---------------------------------------------------

The Company's capital requirements reflect the capital-intensive nature of its business and are attributable principally to its construction program and the retirement of its outstanding debt. The Company relies on funds provided by operations and short-term borrowings to meet normal working capital requirements and tempo-rarily finance capital expenditures. During the first quarter of 1998, the Company's net cash flow provided by operating activi-ties, net cash used by investing activities and net cash used by financing activities were approximately $13.2 million, $1.9 million and $8.9 million, respectively. Due to the seasonal nature of the Company's business, there are substantial varia-tions in the results of operations reported on a quarterly basis.

The Board of Directors has authorized the Company to borrow up to $20 million from various banks and trust companies. As of March 31, 1998, the Company had four unsecured bank lines of credit, totaling $34 million. Funds provided from these lines of credit are used for short-term cash needs to meet seasonal working capital requirements and to fund portions of its capital expendi-tures. The outstanding balances of short-term borrowings at March 31, 1998 and 1997 were zero and $12 million, respectively.

During the three months ended March 31, 1998 and 1997, net prop-erty, plant and equipment expenditures were approximately $1.9 and $3.7 million, respectively. Chesapeake has budgeted $15.6 million for capital expenditures during 1998. This amount includes $8.7 million and $2.7 million for natural gas and pro-pane distribution, respectively; $3.1 million for natural gas transmission, $395,000 for advanced information services and $632,000 for general plant. The natural gas and propane distribu-tion expenditures are for expansion and improvement of facilities in existing service territories. Natural gas transmission expen-ditures are for improvement and expansion of the pipeline system. The advanced information services expenditures are for computer hardware, software and related equipment. Financing for the 1998 construction program is expected to be provided from short-term borrowing and cash from operations. The construction program is subject to continuous review and modification. Actual construc-tion expenditures may vary from the above estimates due to a number of factors including inflation, changing economic condi-tions, regulation, sales growth and the cost and availability of capital.

Chesapeake has budgeted $2.8 million for environmental related expenditures during 1998 and expects to incur additional expendi-tures in future years (see Note 4 to the Consolidated Financial Statements), a portion of which may need to be financed through external sources. Management does not expect such financing to have a material adverse effect on the financial position or capi-tal resources of the Company.

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

As of March 31, 1998, common equity represented 58.7% of perma-nent capitalization, compared to 56.7% as of December 31, 1997. The Company remains committed to maintaining a sound capital structure and strong credit ratings in order to provide the financial flexibility needed to access the capital markets when required. This commitment, along with adequate and timely rate relief for the Company's regulated operations, helps to ensure that the Company will be able to attract capital from outside sources at a reasonable cost.



                              PART II
                         OTHER INFORMATION
                         -----------------

         CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES

Item 1:	Legal Proceedings
See Note 2 to the Consolidated Financial Statements

Item 2:	Changes in Securities
None

Item 3:	Defaults upon Senior Securities
None

Item 4:	Submission of Matters to a Vote of Security Holders
None

Item 5:	Other Information
None

Item 6:	Reports on Form 8-K
None




                            SIGNATURES
                            ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CHESAPEAKE UTILITIES CORPORATION



/s/ Michael P. McMasters
---------------------------------
Michael P. McMasters
Vice President, Treasurer and Chief Financial Officer


Date: May 8, 1998