Form 10-Q
period 1998-06-30
CHESAPEAKE UTILITIES CORP
filed 1998-08-14
CIK 19745

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                       _______________________________
                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: June 30, 1998

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ______ to ______

                        Commission file number: 001-11590

                        CHESAPEAKE UTILITIES CORPORATION
               ----------------------------------------------------
              (Exact name of registrant as specified in its charter)

               Delaware                                  51-0064146
     ------------------------------                  ------------------
    (State of other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)

            909 Silver Lake Boulevard, Dover, Delaware         19904
          ------------------------------------------------------------
             (Address of principal executive offices)        (Zip Code)

                                (302) 734-6799
               --------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


               --------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X]    No [ ]

Common Stock, par value $.4867 - 5,059,373 shares issued as of June 30, 1998.

                                     PART I
                             FINANCIAL INFORMATION

                 CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                            JUNE 30,     DECEMBER 31,
                                              1998           1997
 ASSETS                                    (Unaudited)    (Restated)
 -------------------------------------------------------------------------
 PROPERTY, PLANT AND EQUIPMENT
   Natural gas distribution               $ 77,921,682   $ 74,769,458
   Natural gas transmission                 34,207,410     33,856,873
   Propane distribution and marketing       26,645,447     27,091,102
   Advanced information services               899,901        841,757
   Other plant                               7,650,012      6,896,899
   Gas plant acquisition adjustment            795,004        795,004
 -------------------------------------------------------------------------
     Total property, plant and equipment   148,119,456    144,251,093
   Less:  Accumulated depreciation and
          amortization                     (46,941,185)   (44,371,890)
 -------------------------------------------------------------------------
 Net property, plant and equipment         101,178,271     99,879,203
 -------------------------------------------------------------------------

 INVESTMENTS                                 3,348,994      2,721,443
 -------------------------------------------------------------------------

 CURRENT ASSETS
   Cash and cash equivalents                 2,702,957      4,829,176
   Accounts receivable, less
     for uncollectibles                     12,431,881     15,598,777
   Materials and supplies,
     at average cost                         1,697,201      1,424,312
   Propane inventory, at average cost        1,153,476      2,436,200
   Storage gas prepayments                   1,630,408      2,926,618
   Underrecovered purchased gas costs              -        1,673,389
   Income taxes receivable                         -          787,034
   Prepaid expenses                          1,139,663      1,107,825
   Deferred income taxes                       755,481        247,487
 -------------------------------------------------------------------------
 Total current assets                       21,511,067     31,030,818
 -------------------------------------------------------------------------

 DEFERRED CHARGES AND OTHER ASSETS
   Environmental regulatory assets           4,773,638      4,865,073
   Environmental expenditures, net           2,557,923      2,372,929
   Other deferred charges and
     intangible assets                       4,244,335      4,053,068
 -------------------------------------------------------------------------
 Total deferred charges and other assets    11,575,896     11,291,070
 -------------------------------------------------------------------------




 TOTAL ASSETS                             $137,614,228   $144,922,534
 =========================================================================
 The accompanying notes are an integral part of these financial statements.

                CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                            JUNE 30,     December 31,
                                              1998           1997
 CAPITALIZATION AND LIABILITIES            (Unaudited)    (Restated)
 -------------------------------------------------------------------------
 CAPITALIZATION
   Stockholders' equity
     Common Stock, par value $.4867 per share;
     (authorized 12,000,000 shares; issued
     5,059,373 and 5,004,078 shares,
     respectively)                        $  2,462,270   $  2,435,142
     Additional paid-in capital             23,601,702     22,581,463
     Retained earnings                      31,709,187     28,554,001
     Accumulated other comprehensive
       income                                  679,956        296,872
     Less:
            Unearned compensation -
              restricted stock awards         (130,964)      (190,886)
 -------------------------------------------------------------------------
 Total stockholders' equity                 58,322,151     53,676,592

   Long-term debt, net of current portion   37,892,000     38,694,741
 -------------------------------------------------------------------------
 Total capitalization                       96,214,151     92,371,333
 -------------------------------------------------------------------------

 CURRENT LIABILITIES
   Current portion of long-term debt           520,000        582,500
   Short-term borrowing                      2,100,000      7,600,010
   Accounts payable                          9,301,448     16,164,032
   Refunds payable to customers                256,708        357,041
   Income taxes payable                      2,378,705            -
   Accrued interest                          1,173,290        784,533
   Dividends payable                               -        1,092,168
   Overrecovered purchased gas costs           188,337            -
   Other accrued expenses                    3,362,835      3,829,497
 -------------------------------------------------------------------------
 Total current liabilities                  19,281,323     30,409,781
 -------------------------------------------------------------------------

 DEFERRED CREDITS AND OTHER LIABILITIES
   Deferred income taxes                    11,337,417     11,490,358
   Deferred investment tax credits             799,091        821,617
   Environmental liability                   4,773,638      4,865,073
   Accrued pension costs                     1,972,792      1,754,715
   Other liabilities                         3,235,816      3,209,657
 -------------------------------------------------------------------------
 Total deferred credits and
   other liabilities                        22,118,754     22,141,420
 -------------------------------------------------------------------------
 TOTAL CAPITALIZATION AND LIABILITIES     $137,614,228   $144,922,534
 =========================================================================
 The accompanying notes are an integral part of these financial statements.

                 CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED INCOME STATEMENTS
                                  (Unaudited)

                                                          Restated
 FOR THE THREE MONTHS ENDED JUNE 30,          1998          1997
 -----------------------------------------------------------------------
 OPERATING REVENUES                       $43,594,944   $44,918,820
 COST OF SALES                             33,309,758    34,415,711
 -----------------------------------------------------------------------
 GROSS MARGIN                              10,285,186    10,503,109
 -----------------------------------------------------------------------
 OPERATING EXPENSES
   Operations                               6,203,139     5,729,758
   Maintenance                                532,539       602,836
   Depreciation and amortization            1,521,802     1,363,140
   Other taxes                                963,097       980,795
   Income taxes                               102,507       415,558
 -----------------------------------------------------------------------
 Total operating expenses                   9,323,084     9,092,087
 -----------------------------------------------------------------------
 OPERATING INCOME                             962,102     1,411,022
 OTHER INCOME, NET                             89,187       104,911
 -----------------------------------------------------------------------
 INCOME BEFORE INTEREST CHARGES             1,051,289     1,515,933
 INTEREST CHARGES                             787,538       790,278
 -----------------------------------------------------------------------
 NET INCOME                               $   263,751   $   725,655
 =======================================================================

 EARNINGS PER SHARE OF COMMON STOCK:
   Basic:                                 $      0.05   $      0.15
 =======================================================================
   Diluted:                               $      0.05   $      0.15
 =======================================================================

                      COMPREHENSIVE INCOME STATEMENTS
                                  (Unaudited)

                                                          Restated
 FOR THE THREE MONTHS ENDED JUNE 30,          1998          1997
 -----------------------------------------------------------------------
 NET INCOME                               $   263,751   $   725,655
 COMPONENTS OF COMPREHENSIVE INCOME,
 NET OF INCOME TAXES
   Unrealized Gain / (Loss) on Marketable     198,696           -
 -----------------------------------------------------------------------
 COMPREHENSIVE INCOME                     $   462,447   $   725,655
 =======================================================================
 The accompanying notes are an integral part of these financial statements.

               CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED INCOME STATEMENTS
                                  (Unaudited)

                                                           Restated
 FOR THE SIX MONTHS ENDED JUNE 30,            1998           1997
 -----------------------------------------------------------------------
 OPERATING REVENUES                       $103,764,046   $121,221,105
 COST OF SALES                              77,175,201     95,258,547
 -----------------------------------------------------------------------
 GROSS MARGIN                               26,588,845     25,962,558
 -----------------------------------------------------------------------
 OPERATING EXPENSES
   Operations                               12,173,257     11,776,176
   Maintenance                               1,011,651      1,101,418
   Depreciation and amortization             3,034,375      2,726,218
   Other taxes                               2,133,944      2,129,775
   Income taxes                              2,503,381      2,662,434
 -----------------------------------------------------------------------
 Total operating expenses                   20,856,608     20,396,021
 -----------------------------------------------------------------------
 OPERATING INCOME                            5,732,237      5,566,537
 OTHER INCOME, NET                             200,417        199,594
 -----------------------------------------------------------------------
 INCOME BEFORE INTEREST CHARGES              5,932,654      5,766,131
 INTEREST CHARGES                            1,641,544      1,600,068
 -----------------------------------------------------------------------
 NET INCOME                               $  4,291,110   $  4,166,063
 =======================================================================

 EARNINGS PER SHARE OF COMMON STOCK:
   Basic:                                 $       0.85   $       0.84
 =======================================================================
   Diluted:                               $       0.83   $       0.82
 =======================================================================

                       COMPREHENSIVE INCOME STATEMENTS
                                  (Unaudited)

                                                           Restated
 FOR THE SIX MONTHS ENDED JUNE 30,            1998           1997
 -----------------------------------------------------------------------
 NET INCOME                               $  4,291,110   $  4,166,063
 COMPONENTS OF COMPREHENSIVE INCOME,
 NET OF INCOME TAXES
   Unrealized Gain / (Loss) on Marketable      383,084         (7,654)
 -----------------------------------------------------------------------
 COMPREHENSIVE INCOME                     $  4,674,194   $  4,158,409
 =======================================================================
 The accompanying notes are an integral part of these financial statements.

             CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                           Restated
 FOR THE SIX MONTHS ENDED JUNE 30,            1998           1997
 -----------------------------------------------------------------------
 OPERATING ACTIVITIES
   Net Income                             $  4,291,110   $  4,166,063
   Adjustments to reconcile net income
   to net operating cash:
     Depreciation and amortization           3,339,205      2,934,011
     Deferred income taxes, net               (905,402)      (176,775)
     Investment tax credit adjustments         (22,526)       (22,527)
     Employee benefits                         218,076        249,872
     Employee compensation from
       lapsing stock restrictions               59,922         86,719
     Other                                      26,160       (149,555)
   Changes in assets and liabilities:
     Accounts receivable                     2,841,198     18,966,757
     Inventory, materials, supplies
       and storage gas                       2,306,045      3,008,600
     Assets and liabilities from
       trading activities                      325,699     (1,077,710)
     Prepaid expenses                          (31,838)       277,959
     Other deferred charges                   (268,559)       (89,852)
     Accounts payable                       (6,862,583)   (18,621,206)
     Refunds payable to customers             (100,333)      (112,685)
     Overrecovered purchased gas costs       1,861,725      1,750,116
     Income taxes payable                    3,165,740      2,153,081
     Compensation accruals                         -       (1,636,190)
     Other current liabilities                 391,141       (391,238)
 -----------------------------------------------------------------------
 Net cash provided by
   operating activities                     10,634,780     11,315,440
 -----------------------------------------------------------------------

 INVESTING ACTIVITIES
   Property, plant and equipment
     expenditures, net                      (4,745,976)    (6,075,251)
 -----------------------------------------------------------------------
 Net cash used by investing activities      (4,745,976)    (6,075,251)
 -----------------------------------------------------------------------

 FINANCING ACTIVITIES
   Common stock dividends net of
     amounts reinvested of $296,457
     and $272,738, respectively             (1,931,637)    (1,772,944)
   Net repayments under line of
     credit agreements                      (5,500,010)    (2,834,990)
   Converted debenture bonds                    73,915            -
   Proceeds from issuance of stock
     to Company 401(k) plan                    207,950        193,017
   Repayments of long-term debt               (865,241)    (2,685,626)
 -----------------------------------------------------------------------
 Net cash used by financing activities      (8,015,023)    (7,100,543)
 -----------------------------------------------------------------------

 NET DECREASE IN CASH                     $ (2,126,219)  $ (1,860,354)
 CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                       4,829,176      7,139,838
 -----------------------------------------------------------------------
 CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                          $  2,702,957   $  5,279,484
 =======================================================================
 The accompanying notes are an integral part of these financial statements.

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

2.      ACQUISITIONS
On March 31, 1998, Chesapeake acquired Sam Shannahan Well
Company, Inc., operating as Tolan Water Service, in exchange for 25,000 shares of the Company's common stock. Tolan provides water treatment services to 3,000 residential, commercial and industrial customers on the Delmarva Peninsula.

On May 29, 1998, the Company acquired all of the outstanding shares of Xeron, Inc. ("Xeron"), a privately held company headquartered in Houston, Texas, engaged in the wholesale marketing of natural gas liquids, primarily propane, to both major and large independent oil and petrochemical companies, wholesale gas resellers and southeastern propane companies. The transaction was effected through the exchange of 475,000 shares of the Company's common stock and was accounted for as a pooling of interests. Xeron will continue to operate as a subsidiary of Chesapeake. Due to the acquisition, the Company is in the process of establishing a policy to account for derivatives.

The results of operations for the separate companies and the combined amounts are presented in the following table.

              Three Months Ended June 30,   Six Months Ended June 30,
                  1998           1997           1998           1997
 --------------------------------------------------------------------------
 Operating Revenues
 Chesapeake   $ 21,170,929   $ 24,805,428   $ 60,428,921   $ 68,450,539
 Xeron          21,872,431     19,725,971     42,466,757     52,065,912
 Tolan             551,584        387,421        868,368        704,654
 --------------------------------------------------------------------------
 Combined     $ 43,594,944   $ 44,918,820   $103,764,046   $121,221,105
 ==========================================================================

 Net Income
 Chesapeake   $    126,340   $    692,841   $  4,080,178   $  4,058,953
 Xeron              95,566        (15,150)       170,641         42,506
 Tolan              41,845         47,964         40,291         64,604
 --------------------------------------------------------------------------
 Combined     $    263,751   $    725,655   $  4,291,110   $  4,166,063
 ==========================================================================

3.      CALCULATION OF DILUTED EARNINGS PER SHARE

 FOR THE THREE MONTHS ENDED JUNE 30,            1998        1997
 ----------------------------------------------------------------------
 RECONCILIATION OF NUMERATOR:
   Net Income -- basic                       $  263,751  $  725,655
   Effect of 8.25% Convertible debentures *         -           -
 ----------------------------------------------------------------------
 Adjusted numerator -- diluted               $  263,751  $  725,655
 ----------------------------------------------------------------------
 RECONCILIATION OF DENOMINATOR
   Weighted Shares Outstanding -- basic       5,055,237   4,963,212
   Effect of Dilutive Securities
     8.25% Convertible debentures *                 -           -
     Stock options and performance shares        11,860      29,416
 ----------------------------------------------------------------------
 Adjusted denominator -- diluted              5,067,097   4,992,628
 ----------------------------------------------------------------------
 DILUTED EARNINGS PER SHARE                  $     0.05  $     0.15
 ======================================================================
 * Inclusion of the convertible debentures produces an anti-dilutive effect of less than $0.01 per share in the calculation of dilutive earnings per share for the three months ended June 30, 1998 and 1997; therefore, they are not shown in this calculation although they could have a dilutive effect in the future or in other periods.

 FOR THE SIX MONTHS ENDED JUNE 30,             1998         1997
 ----------------------------------------------------------------------
 RECONCILIATION OF NUMERATOR:
   Net Income -- basic                      $4,291,110   $4,166,063
   Effect of 8.25% Convertible debentures       96,412      102,038
 ----------------------------------------------------------------------
 Adjusted numerator -- diluted              $4,387,522   $4,268,101
 ----------------------------------------------------------------------
 RECONCILIATION OF DENOMINATOR
   Weighted Shares Outstanding -- basic      5,040,043    4,956,317
   Effect of Dilutive Securities
     8.25% Convertible debentures              227,087      240,338
     Stock options and performance shares       13,034       30,149
 ----------------------------------------------------------------------
 Adjusted denominator -- diluted             5,280,164    5,226,804
 ----------------------------------------------------------------------
 DILUTED EARNINGS PER SHARE                 $     0.83   $     0.82
 ======================================================================

4. COMMITMENTS AND CONTINGENCIES - ENVIRONMENTAL MATTERS The Company is currently participating in the investigation, assessment and remediation of three former gas manufacturing plant sites located in different jurisdictions, including the exploration of corrective action options to remove environmental contaminants. The Company has accrued liabilities for two of these sites, the Dover Gas Light and Salisbury Town Gas Light sites.

(a) Dover Gas Light Site
The Dover site has been listed by the Environmental Protection Agency Region III ("EPA") on the Superfund National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). On August 19, 1994, the EPA issued the site Record of Decision ("ROD"), which selected a remedial plan and estimated the costs of the selected remedy at $2.7 million for ground-water remediation and $3.3 million for soil remediation. In May 1995, EPA issued an order to the Company under Section 106 of CERCLA (the "Order"), requiring the Company to fund or implement the ROD. The Order was also issued to General Public Utilities Corporation, Inc. ("GPU"), which both the EPA and the Company believe is liable under CERCLA. Other potentially responsible parties ("PRPs") such as the State of Delaware were not ordered to perform the ROD. Although notifying EPA of objections to the Order, the Company agreed to comply. GPU informed EPA that it did not intend to comply with the Order. EPA may seek judicial enforcement of its Order, as well as significant financial penalties for failure to comply. Additional information pertaining to remediation costs, investigations related to additional parties who may be PRPs and/or litigation initiated by the Company can be found in the Company's annual report on Form 10-K for the year ended December 31, 1997 (see the "Environmental - Dover Gas Light Site" section, beginning on page 11).

In conjunction with the commencement of the design phase of the ROD, a pre-design investigation report ("the report") was filed in October 1996 with the EPA. The report, which required EPA approval, provided an up to date status on the site, which the EPA used to determine if the remedial design selected in the ROD was still the appropriate remedy.

In the report, the Company proposed a modification to the soil cleanup remedy selected in the ROD to take into account an existing land use restriction banning future development at the site. In April of 1997, the EPA issued a fact sheet stating that the EPA was considering the proposed modification. The fact sheet included an overall cost estimate of $5.7 million for the proposed modified remedy and a new overall cost estimate of $13.2 million for the remedy selected in the ROD. On August 28, 1997, the EPA issued a Proposed Plan to modify the current clean-up plan that would involve: (1) excavation of off-site thermal treatment of the contents of the former subsurface gas holders; (2) implementation of soil vaporization extraction; (3) pavement of the parking lot; and
(4) use of institutional controls that would restrict future development of the Site. The overall estimated clean-up cost of the Site under the proposed plan was $4.2 million, as compared to EPA's estimate of the previous clean-up plan at $13.2 million. In January 1998, the EPA issued a revised ROD, which modified the soil remediation to conform to the proposed plan and included the estimated clean-up costs of $4.2 million.

Chesapeake is complying with the ROD as amended in the Proposed Plan, as listed above, and is currently seeking EPA approval for the ground-water remediation design. Soil vaporization extraction is now in the design phase and soil remediation pertaining to the former subsurface gas holders is scheduled to begin in the third quarter.

The Company adjusted its accrued liability recorded with respect to the Dover Site to $4.2 million at December 31, 1997. This amount reflects the EPA's estimate, as stated in the ROD issued in January 1998, for remediation of the site according to the ROD. The recorded liability may be adjusted upward or downward as the design phase progresses and the Company obtains construction bids for performance of the work. The Company has also recorded a regulatory asset of $4.2 million, corresponding to the recorded liability. Management believes that in addition to the $600,000 expected to be contributed by the State of Delaware pursuant to a settlement agreement between the parties, the Company will be equitably entitled to contribution from other responsible parties for a portion of the expenses to be incurred in connection with the remedies selected in the ROD. Management also believes that the amounts not so contributed will be recoverable in the Company's rates.

As of June 30, 1998, the Company has incurred approximately $5.5 million in costs relating to environmental testing and remedial action studies. In 1990, the Company entered into settlement agreements with a number of insurance companies resulting in proceeds to fund actual environmental costs incurred over a five to seven-year period beginning in 1990. The final insurance proceeds were requested and received in 1992. In December 1995, the Delaware Public Service Commission authorized a process to review and provide recovery of all current and future unrecovered environmental costs incurred by a means of a rider (supplement) to base rates, applicable to all firm service customers. As of June 30, 1998, $630,000 of environmental costs are not included in the rider, effective December 1, 1997. With the rider mechanism established, it is management's opinion that these costs and any future costs, net of the deferred income tax benefit, will be recoverable in rates. For additional information pertaining to the rider, refer to the "Environmental - Dover Gas Light Site" section of the Company's annual report on Form 10-K for the year ended December 31, 1997, beginning on page 11.

(b) Salisbury Town Gas Light Site
In cooperation with the Maryland Department of the Environment ("MDE"), in 1996 the Company completed construction and began remediation procedures at the Salisbury site. In addition, the Company began quarterly reporting of the remediation and monitoring results to the MDE.

The cost of remediation is estimated to range from $140,000 to $190,000 per year for operating expenses. Based on these estimated costs, the Company recorded both a liability and a deferred regulatory asset of $665,000 on December 31, 1997, to cover the Company's projected remediation costs for this site. The liability payout for this site is expected to be over a five-year period. As of June 30, 1998, the Company has incurred approximately $2.5 million for remedial actions and environmental studies. In January 1990, the Company entered into settlement agreements with a number of insurance companies resulting in proceeds to fund actual environmental costs incurred over a three to five-year period beginning in 1990. The final insurance proceeds were requested and received in 1992. In December 1995, the Maryland Public Service Commission approved recovery of all environmental costs incurred through September 30, 1995 less amounts previously amortized and insurance proceeds. The amount approved for a 10-year amortization period was $964,251. Of the $2.5 million in costs reported above, approximately $689,000 has not been recovered through insurance proceeds or received ratemaking treatment. It is management's opinion that these and any future costs incurred will be recoverable in rates.

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

The Company has spent and received recovery through rates charged to customers of approximately $696,000 on these investigations as of June 30, 1998. The Florida Public Service Commission has allowed the Company to continue to accrue for future environmental costs. At June 30, 1998, Chesapeake had $466,000 accrued. It is management's opinion that these and future costs, if any, will be recoverable in rates.

5. RECENT ACCOUNTING PRONOUNCEMENTS

(a) Comprehensive Income - As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, which requires additional disclosures with respect to certain changes in assets and liabilities that previously were not reported as results of operations for the period.

(b) Segment Information - The Financial Accounting Standards Board has issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which became effective for periods beginning after December 15, 1997. Interim reporting is not required under SFAS No. 131 prior to its adoption. SFAS No. 131 requires financial and descriptive information with respect to "operating segments" of an entity based on the way management disaggregates the entity for making internal operating decisions. The Company will begin making the disclosures required by SFAS No. 131 with financial statements for the period ending December 31, 1998. The impact of SFAS No. 131 will only effect disclosure, as results are disaggregated. There will be no financial impact from the adoption.

(c) Pensions and Other Post-retirement Benefits - The FASB has issued SFAS No. 132, Employers' Disclosures about Pensions and Other Post-retirement Benefits, for periods beginning after December 15, 1997. Interim reporting is not required prior to its adoption. This statement standardizes the disclosure requirements for pensions and other post-retirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets and eliminates certain disclosures that are no longer useful. The Company will begin making the disclosures required by SFAS No. 132 with financial statements for the period ending December 31, 1998. The impact of SFAS No. 132 will only effect disclosure. There will be no financial impact from the adoption.

(d) Derivatives - SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is currently assessing any financial impact the adoption may have.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

                   RESULTS OF OPERATIONS FOR THE
                    QUARTER ENDED JUNE 30, 1998

The Company recognized net income of $263,751 for the second quarter of 1998, representing a decrease in net income of $461,904 as compared to the corresponding period in 1997. As indicated in the following table, the decrease in income is primarily due to lower contributions to Earnings Before Interest and Taxes ("EBIT") from the natural gas distribution and propane segments. These were partially offset by increased EBIT contributions from the remaining segments.

 FOR THE THREE MONTHS ENDED JUNE 30,     1998          1997         Change
 ------------------------------------------------------------------------------
 Earnings Before Interest & Taxes
   Natural Gas Distribution          $   498,140   $   998,202   $  (500,062)
   Natural Gas Transmission              813,222       696,878       116,344
   Propane Distribution & Marketing     (781,021)     (332,700)     (448,321)
   Advanced Information Services         337,016       310,217        26,799
   Other & Eliminations                  197,252       153,983        43,269
 ------------------------------------------------------------------------------
 EBIT                                  1,064,609     1,826,580      (761,971)

 Operating Income Taxes                  102,507       415,558      (313,051)
 Interest                                787,538       790,278        (2,740)
 Non-Operating Income, net                89,187       104,911       (15,724)
 ------------------------------------------------------------------------------
 Net Income                          $   263,751   $   725,655   $  (461,904)
 ==============================================================================

                   NATURAL GAS DISTRIBUTION

The natural gas distribution segment reported EBIT of $498,140 for the second quarter of 1998 as compared to $998,202 for the corresponding period last year - a decrease of $500,062. The decrease in EBIT is due to lower margins combined with higher operating expenses.

 FOR THE THREE MONTHS ENDED JUNE 30,      1998          1997         Change
 ------------------------------------------------------------------------------
 Revenue                             $14,015,180   $15,810,312   $(1,795,132)
 Cost of Gas                           9,106,036    10,669,854    (1,563,818)
 ------------------------------------------------------------------------------
 Gross Margin                          4,909,144     5,140,458      (231,314)

 Operations & Maintenance              2,950,064     2,735,615       214,449
 Depreciation & Amortization             849,383       789,003        60,380
 Other Taxes                             611,557       617,638        (6,081)
 ------------------------------------------------------------------------------
 EBIT                                $   498,140   $   998,202   $  (500,062)
 ==============================================================================

Gross margin is down due to decreased deliveries to both interruptible and firm customers. Interruptible volumes were primarily effected by lower sales to our Florida division's interruptible industrial customers primarily engaged in the phosphate industry. Firm customer growth from 1997 to 1998 helped to offset the impact of the unseasonably warmer weather on volumes. Temperatures during the second quarter of 1998 were 28% warmer than the same period last year and 18% warmer than the 10-year average. Increased operating expenses are partially related to an aggressive marketing campaign designed to build awareness of the Company's services and continue building customer growth. In addition compensation and customer installation expenses increased. These are partially offset by decreased legal fees, data processing costs, pensions and benefits. Depreciation and amortization expense increased due to plant placed in service during the past year.

                  NATURAL GAS TRANSMISSION

The natural gas transmission segment reported EBIT of $813,222 for the second quarter of 1998 as compared to EBIT of $696,878 for the corresponding period last year - an increase of $116,344. The increase in EBIT is primarily due to an increase in gross margin.

 FOR THE THREE MONTHS ENDED JUNE 30,      1998          1997         Change
 ------------------------------------------------------------------------------
 Revenue                             $ 2,469,478   $ 6,673,540   $(4,204,062)
 Cost of Gas                             561,317     4,877,330    (4,316,013)
 ------------------------------------------------------------------------------
 Gross Margin                          1,908,161     1,796,210       111,951

 Operations & Maintenance                728,796       774,055       (45,259)
 Depreciation & Amortization             267,774       222,688        45,086
 Other Taxes                              98,369       102,589        (4,220)
 ------------------------------------------------------------------------------
 EBIT                                $   813,222   $   696,878   $   116,344
 ==============================================================================

Revenues and cost of gas have declined in 1998 as a result of Eastern Shore Natural Gas Company becoming an open access pipeline on November 1, 1997. The rise in EBIT is partially attributable to a rate increase and an increase in firm services implemented in 1997. Additional revenues generated by the increase in transportation services, effective with the implementation of open access, also contributed to the increase in EBIT. For additional information related to open access and its impact on gross margin, see the Results of Operations for the Six Months Ended June 30, 1998 for Natural Gas Transmission. Compensation expenditures as well as lower costs associated with the maintenance of communication equipment and the pipeline system were offset by the increase in depreciation and amortization due to capital additions placed in service during the past year.

               PROPANE DISTRIBUTION AND MARKETING

The business of Xeron, Inc., the propane wholesale marketing company acquired in May 1998, has been combined with Chesapeake's propane distribution operation for financial statement reporting. Due to the high volume, low margin nature of the wholesale propane business, Xeron's revenues are strongly influenced by the wholesale cost of propane. See Note 2 to the Consolidated Financial Statements for further disclosure of Xeron's revenues and net income for the periods shown.

For the second quarter of 1998, the propane segment reported a loss before interest and taxes of $781,021, as compared to $332,700 for the same period last year. The decrease in earnings is primarily the result of lower margins.

 FOR THE THREE MONTHS ENDED JUNE 30,      1998          1997         Change
 ------------------------------------------------------------------------------
 Revenue                             $25,774,384   $24,176,789   $ 1,597,595
 Cost of Sales                        23,825,736    21,775,543     2,050,193
 ------------------------------------------------------------------------------
 Gross Margin                          1,948,648     2,401,246      (452,598)

 Operations & Maintenance              2,269,042     2,262,831         6,211
 Depreciation & Amortization             322,038       301,817        20,221
 Other Taxes                             138,589       169,298       (30,709)
 ------------------------------------------------------------------------------
 EBIT                                $  (781,021)  $  (332,700)  $  (448,321)
 ==============================================================================

The decrease in gross margin is due primarily to a 16% reduction in distribution margins combined with a 29% reduction in margins for the wholesale marketing operation. Although the distribution margin per gallon sold is up, 22% lower volumes more than offset this increase. The decreased volume is the result of the unseasonably warm weather, partially offset by customer growth. Wholesale margins are down due to a reduction in the margin earned per gallon, somewhat offset by an increase in the number of gallons marketed. Although operations and maintenance expenses remain basically unchanged, increased expenses related to the Company's marketing initiatives are being offset by lower incentive compensation related to lower earnings for the wholesale marketing operation. Depreciation and amortization increased due to plant additions placed in service during the past year.

               ADVANCED INFORMATION SERVICES

The advanced information services segment recognized an EBIT of $337,016 and $310,217 for the quarters ended June 30, 1998 and 1997, respectively. This increase in EBIT of $26,799 is attributable an increase in margin earned offset by higher expenses.

 FOR THE THREE MONTHS ENDED JUNE 30,      1998          1997         Change
 ------------------------------------------------------------------------------
 Revenue                             $ 2,470,655   $ 1,911,836   $   558,819
 Cost of Sales                         1,191,276       907,968       283,308
 ------------------------------------------------------------------------------
 Gross Margin                          1,279,379     1,003,868       275,511

 Operations & Maintenance                804,839       594,918       209,921
 Depreciation & Amortization              42,116        24,480        17,636
 Other Taxes                              95,408        74,253        21,155
 ------------------------------------------------------------------------------
 EBIT                                $   337,016   $   310,217   $    26,799
 ==============================================================================

Higher revenues are primarily due to increased consulting services, partially offset by a reduction in placement service revenues. Increased compensation and training expenses due to associated increases in staffing levels partially offset the additional revenue. To improve service to our customers, the Company opened a new office in Detroit, Michigan and increased both billable and management staffing during the second half of 1997.

                 OPERATING INCOME TAXES

Operating income taxes decreased due to the decrease in operating income.

                     RESULTS OF OPERATIONS FOR THE
                     SIX MONTHS ENDED JUNE 30, 1998

The Company recognized net income of $4,291,110 for the first six months of 1998, representing an increase in net income of $125,047 as compared to the corresponding period in 1997. Included in 1997's results is a one-time charge of $318,000 to establish deferred income taxes associated with the acquisition of Tri-County Gas Company, Inc. Exclusive of this one-time charge, earnings decreased $192,953. As indicated in the following table, the increase in income is due to greater Earnings Before Interest and Taxes contributed by the natural gas transmission, offset by reduced contributions to EBIT from the remaining segments, primarily natural gas distribution and propane.

 FOR THE SIX MONTHS ENDED JUNE 30,        1998          1997         Change
 -------------------------------------------------------------------------------
 Earnings Before Interest & Taxes
   Natural Gas Distribution           $ 3,657,752   $ 4,419,765   $   (762,013)
   Natural Gas Transmission             2,334,390     1,314,290      1,020,100
   Propane Distribution & Marketing     1,325,144     1,370,509        (45,365)
   Advanced Information Services          604,930       721,300       (116,370)
   Other & Eliminations                   313,402       403,107        (89,705)
 -------------------------------------------------------------------------------
 EBIT                                   8,235,618     8,228,971          6,647

 Operating Income Taxes                 2,503,381     2,662,434       (159,053)
 Interest                               1,641,544     1,600,068         41,476
 Non-Operating Income, net                200,417       199,594            823
 -------------------------------------------------------------------------------
 Net Income                           $ 4,291,110   $ 4,166,063   $    125,047
 ===============================================================================

                   NATURAL GAS DISTRIBUTION

The natural gas distribution segment reported EBIT of $3,657,752 for the first six months of 1998 as compared to $4,419,765 for the corresponding period last year - a decrease of $762,013. The decrease in EBIT is due lower margins, coupled with higher operating expenses.

 FOR THE SIX MONTHS ENDED JUNE 30,         1998          1997         Change
 -------------------------------------------------------------------------------
 Revenue                              $40,197,989   $42,288,127   $ (2,090,138)
 Cost of Gas                           27,778,286    29,639,265     (1,860,979)
 -------------------------------------------------------------------------------
 Gross Margin                          12,419,703    12,648,862       (229,159)

 Operations & Maintenance               5,715,315     5,306,164        409,151
 Depreciation & Amortization            1,694,054     1,576,489        117,565
 Other Taxes                            1,352,582     1,346,444          6,138
 -------------------------------------------------------------------------------
 EBIT                                 $ 3,657,752   $ 4,419,765   $   (762,013)
 ===============================================================================

Gross margin is down due to decreased deliveries to our Florida division's interruptible industrial customers primarily engaged in the phosphate industry. Firm customer growth from 1997 to 1998 helped to offset the impact of the unseasonably warmer weather on volumes. Temperatures during the first six months of 1998 were 17% warmer than the same period last year and 18% warmer than the 10-year average. The Company estimates that 1998 gross margin would have been approximately $700,000 higher under normal weather conditions (i.e. the 10-year average). Increased expenses are partially due to an aggressive marketing campaign designed to build awareness of the Company's services and continue building customer growth. In addition, compensation, customer installation and rent expenses increased. These are partially offset by decreased data processing costs, legal fees, pensions and benefits. Depreciation and amortization expense increased due to plant placed in service during the past year.

                   NATURAL GAS TRANSMISSION

The natural gas transmission segment reported EBIT of $2,334,390 for the first six months of 1998 as compared to EBIT of $1,314,290 for the corresponding period last year - an increase of $1,020,100. The increase in EBIT is primarily due to an increase in gross margin.

 FOR THE SIX MONTHS ENDED JUNE 30,         1998          1997         Change
 -------------------------------------------------------------------------------
 Revenue                              $ 5,632,135   $18,733,593   $(13,101,458)
 Cost of Gas                            1,139,829    15,254,182    (14,114,353)
 -------------------------------------------------------------------------------
 Gross Margin                           4,492,306     3,479,411      1,012,895

 Operations & Maintenance               1,418,633     1,510,372        (91,739)
 Depreciation & Amortization              535,548       445,376         90,172
 Other Taxes                              203,735       209,373         (5,638)
 -------------------------------------------------------------------------------
 EBIT                                 $ 2,334,390   $ 1,314,290   $  1,020,100
 ===============================================================================

Revenues and cost of gas have declined in 1998 as a result of Eastern Shore Natural Gas Company becoming an open access pipeline on November 1, 1997. On an annual basis, the additional services will generate revenue of approximately $1.3 million. Taking into account the 1997 rate increase, revenues associated with additional capacity and lower margins on services provided to industrial customers, the Company expects gross margin during 1998 to be between $7.9 and $8.2 million (see Cautionary Statement). Comparatively, gross margin for the past two years has been $7.9 and $6.7 million for 1997 and 1996, respectively. Compensation expenditures as well as lower costs associated with the maintenance of communication equipment and the pipeline system were offset by the increase in depreciation and amortization due to capital additions placed in service during the past year.

             PROPANE DISTRIBUTION AND MARKETING

As previously stated, Xeron has been combined with Chesapeake's propane distribution operation for financial statement reporting. Due to the high volume, low margin nature of the wholesale propane business, Xeron's revenues are strongly influenced by the wholesale cost of propane. See Note 2 to the Consolidated Financial Statements for further disclosure of Xeron's revenues and net income for the periods shown.

For the first six months of 1998, the propane segment reported
EBIT of $1,325,144, as compared to $1,370,509 for the same period last year. The decrease in EBIT is due to lower margins, mostly offset by lower operating expenses.

 FOR THE SIX MONTHS ENDED JUNE 30,         1998          1997         Change
 -------------------------------------------------------------------------------
 Revenue                              $56,270,628   $67,694,282   $(11,423,654)
 Cost of Sales                         49,438,683    60,429,061    (10,990,378)
 -------------------------------------------------------------------------------
 Gross Margin                           6,831,945     7,265,221       (433,276)

 Operations & Maintenance               4,532,201     4,946,810       (414,609)
 Depreciation & Amortization              649,681       594,820         54,861
 Other Taxes                              324,919       353,082        (28,163)
 -------------------------------------------------------------------------------
 EBIT                                 $ 1,325,144   $ 1,370,509   $    (45,365)
 ===============================================================================

The decrease in gross margin is primarily due to a 37% reduction in wholesale marketing margins combined with a one-percent reduction in margins from the distribution operation. Wholesale margins are down due to a reduction in the margin earned per gallon, somewhat offset by an increase in gallons marketed. Although the distribution margins are down slightly due to the unseasonably warmer weather, customer growth has helped to offset the decrease. The Company estimates that distribution margins would have been $950,000 higher under normal weather conditions (i.e. the 10-year average). Operations and maintenance expenses are down due to lower incentive compensation related to lower earnings from the wholesale marketing operation partially offset by expenses related to the Company's marketing plan. Depreciation and amortization increased due to plant additions placed in service during the past year.

                 ADVANCED INFORMATION SERVICES

The advanced information services segment recognized an EBIT of $604,930 and $721,300 for the six months ended June 30, 1998 and 1997, respectively. This decrease in EBIT of $116,370 is attributable to a reduction on margin earned during the first quarter coupled with a second quarter rise in expenses. Gross margin for the second quarter increased, helping to offset the first quarter results.

 FOR THE SIX MONTHS ENDED JUNE 30,         1998          1997         Change
 -------------------------------------------------------------------------------
 Revenue                              $ 4,748,914   $ 3,903,552   $    845,362
 Cost of Sales                          2,308,662     1,627,180        681,482
 -------------------------------------------------------------------------------
 Gross Margin                           2,440,252     2,276,372        163,880

 Operations & Maintenance               1,538,056     1,328,787        209,269
 Depreciation & Amortization               83,773        50,763         33,010
 Other Taxes                              213,493       175,522         37,971
 -------------------------------------------------------------------------------
 EBIT                                 $   604,930   $   721,300   $   (116,370)
 ===============================================================================

Higher revenues are primarily due to increased sales of consulting services. Increased compensation and training expenses due to associated increases in staffing levels partially offset the additional revenue. To improve service to our customers, the Company opened a new office in Detroit, Michigan and increased both billable and management staffing during the second half of 1997. The additional expenses associated with the new office and management infrastructure, coupled with increased marketing activity, is having a negative impact on 1998 earnings.

                     OPERATING INCOME TAXES

During the first quarter of 1997, the Company recorded $318,000 as a one-time expense to establish deferred income taxes due to the acquisition of Tri-County Gas Company, Inc. Exclusive of this expense, operating income taxes increased approximately $169,000.

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


     FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements reflect the capital-intensive nature of its business and are attributable principally to its construction program and the retirement of its outstanding debt. The Company relies on funds provided by operations and short-term borrowings to meet normal working capital requirements and temporarily finance capital expenditures. During the first six months of 1998, the Company's net cash flow provided by operating activities, net cash used by investing activities and net cash used by financing activities were approximately $10.6 million, $4.7 million and $8.0 million, respectively. Due to the seasonal nature of the Company's business, there are substantial variations in the results of operations reported on a quarterly basis.

The Board of Directors has authorized the Company to borrow up to $20 million from various banks and trust companies. As of June 30, 1998, the Company had four unsecured bank lines of credit, totaling $34 million. Funds provided from these lines of credit are used for short-term cash needs to meet seasonal working capital requirements and to fund portions of its capital expenditures. The outstanding balances of short-term borrowings at June 30, 1998 and 1997 were $2.1 and $9.9 million, respectively.

During the six months ended June 30, 1998 and 1997, net property, plant and equipment expenditures were approximately $4.7 and $6.1 million, respectively. Chesapeake has budgeted $15.5 million for capital expenditures during 1998. This amount includes $9.1 million and $2.0 million for natural gas and propane distribution, respectively; $3.1 million for natural gas transmission, $395,000 for advanced information services and $987,000 for general plant. The natural gas and propane distribution expenditures are for expansion and improvement of facilities in existing service territories. Natural gas transmission expenditures are for improvement and expansion of the pipeline system. The advanced information services expenditures are for computer hardware, software and related equipment. Financing for the 1998 construction program is expected to be provided from short-term borrowing and cash from operations. The construction program is subject to continuous review and modification. Actual construction expenditures may vary from the above estimates due to a number of factors including inflation, changing economic conditions, regulation, sales growth and the cost and availability of capital.

Chesapeake has budgeted $2.8 million for environmental related expenditures during 1998 and expects to incur additional expenditures in future years (see Note 4 to the Consolidated Financial Statements), a portion of which may need to be financed through external sources. Management does not expect such financing to have a material adverse effect on the financial position or capital resources of the Company.

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

As of June 30, 1998, common equity represented 60.6% of permanent capitalization, compared to 58.1% as of December 31, 1997. The Company remains committed to maintaining a sound capital structure and strong credit ratings in order to provide the financial flexibility needed to access the capital markets when required. This commitment, along with adequate and timely rate relief for the Company's regulated operations, helps to ensure that the Company will be able to attract capital from outside sources at a reasonable cost.


                            OTHER MATTERS

                            THE YEAR 2000

Chesapeake is dependent upon a variety of information systems to operate efficiently and effectively. In order to address the impact of the year 2000 on its many information systems, Chesapeake is in the process of evaluating and remediating any deficiencies. The Company has segregated the evaluation of its readiness and the potential impact of the year 2000 on its systems into two components: primary internal applications and other applications. Chesapeake's primary applications include systems for its financial information; natural gas customer information and billing; and propane customer information, billing and delivery. Other applications include systems for services such as telephone, system control and data acquisition for the pipeline, as well as other vendors' systems. Chesapeake has updated its propane customer information, billing and delivery system to a year 2000 compliant version. This system will be tested further during 1998 to insure compliance. The Company's has recently completed testing of its other two primary applications and has deemed them year 2000 compliant. Chesapeake has developed an inventory of other applications and is in the process contacting vendors and testing applications. Remediation will be done to the extent necessary.

                       CAUTIONARY STATEMENT

Statements made herein and elsewhere in this Form 10-Q that are not historical fact are forward-looking statements. In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, Chesapeake is providing the following cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated in forward-looking statements made herein or otherwise by or on behalf of the Company.

A number of factors and uncertainties make it difficult to predict the effect on future operating results, relative to historical results, of Eastern Shore operating as an open access pipeline. While open access eliminates industrial interruptible sales margins, such sales have varied widely from year to year and, in future years, might have made a less significant contribution to earnings even in the absence of open access.

In addition, a number of factors and uncertainties affecting other aspects of Chesapeake's business could have a material impact on earnings. These include: the seasonality and temperature sensitivity of the natural gas and propane businesses; the relative price of alternative energy sources; the effects of competition on both unregulated and natural gas sales, now that the Company operates in an open access environment; and with respect to the acquisition of Xeron, Inc., the price volatility in wholesale propane transactions. There are also uncertainties relative to the impact of the year 2000 on the information systems of the Company, its vendors and other third parties.

                 RECENT ACCOUNTING PRONOUNCEMENTS

Comprehensive Income - As of January 1, 1998, the Company adopted
Statement of Financial Accounting Standards ("SFAS") No. 130,
Reporting Comprehensive Income, which requires additional disclosures with respect to certain changes in assets and liabilities that previously were not reported as results of operations for the period.

Segment Information - The Financial Accounting Standards Board has issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which became effective for periods beginning after December 15, 1997. Interim reporting is not required under SFAS No. 131 prior to its adoption. SFAS No. 131 requires financial and descriptive information with respect to "operating segments" of an entity based on the way management disaggregates the entity for making internal operating decisions. The Company will begin making the disclosures required by SFAS No. 131 with financial statements for the period ending December 31, 1998. The impact of SFAS No. 131 will only effect disclosure, as results are disaggregated. There will be no financial impact from the adoption.

Pensions and Other Post-retirement Benefits - The FASB has issued SFAS No. 132, Employers' Disclosures about Pensions and Other Post-retirement Benefits, for periods beginning after December 15, 1997. Interim reporting is not required prior to its adoption. This statement standardizes the disclosure requirements for pensions and other post-retirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets and eliminates certain disclosures that are no longer useful. The Company will begin making the disclosures required by SFAS No. 132 with financial statements for the period ending December 31, 1998. The impact of SFAS No. 132 will only effect disclosure. There will be no financial impact from the adoption.

Derivatives - SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is currently assessing any financial impact the adoption may have.

                                 PART II
                            OTHER INFORMATION

            CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES

Item 1:    Legal Proceedings
           See Note 4 to the Consolidated Financial Statements

Item 2(c): Changes in Securities
           Previously reported by the Company on Form 8-K, filed with the Securities and Exchange Commission on June 11, 1998.

Item 3:    Defaults upon Senior Securities
           None

Item 4:    Submission of Matters to a Vote of Security Holders
           The annual Meeting of Stockholders was held on May 19, 1998. Proposals as submitted in the proxy statement were voted on as follows:

           (1) All nominees to the Board of Director were elected to the classes indicated in the proxy statement.
           (2) Ratification of amendments to the Company's
               Performance Incentive Plan for the purposes of:
               (a) increasing the aggregate number of shares of
                   common stock subject to awards;
               (b) extending the term of the Plan for five years
                   through December 31, 2006; and
               (c) permitting the Board of Directors greater
                   flexibility to amend, modify or terminate the Plan, subject to shareholder approval requirements imposed by applicable law.
           (3) Ratification of amendments to the Company's
               Certificate of Incorporation to change the number of directors constituting the full Board, with the precise number determined by the Board, and to make a corresponding change in the number of directors required for a quorum.
           (4) Ratification of the selection of the Company's independent auditors through the fiscal year ending December 31, 1998 was approved.

Item 5:    Other Information
           None

Item 6(a): Exhibits
           (3.1) Restated Certificate of Incorporation of Chesapeake
                 Utilities Corporation is filed herewith.

           (3.2) Amended Bylaws of Chesapeake Utilities Corporation are filed herewith.

Item 6(b): Reports on Form 8-K
           (1) On April 29, 1998, the Company filed under Item 5 that the Company had agreed to purchase all of the outstanding shares of Xeron, Inc.
           (2) On June 11, 1998, the Company filed under Item 2 that the company had acquired all of the outstanding stock of Xeron, Inc. on May 29, 1998.

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


Date: August 14, 1998