Form 10-Q
period 1998-09-30
CHESAPEAKE UTILITIES CORP
filed 1998-11-13
CIK 19745

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           ---------------------------
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1998

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

                                 (302) 734-6799
              (Registrant's Telephone Number, Including Area Code)


              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Common Stock, par value $.4867 - 5,076,939 shares issued as of September 30,
1998.

                                     PART I
                             FINANCIAL INFORMATION

               CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                 SEPTEMBER 30,  DECEMBER 31,
                                                                     1998          1997
ASSETS                                                            (UNAUDITED)   (RESTATED)
--------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT
     Natural gas distribution                                    $ 79,444,734   $ 74,769,458
     Natural gas transmission                                      34,685,867     33,856,873
     Propane distribution and marketing                            27,071,334     27,091,102
     Advanced information services                                  1,041,772        841,757
     Other plant                                                    7,110,287      6,896,899
     Gas plant acquisition adjustment                                 795,004        795,004
--------------------------------------------------------------------------------------------
          Total property, plant and equipment                     150,148,998    144,251,093
     Less: Accumulated depreciation and amortization              (47,665,380)   (44,371,890)
--------------------------------------------------------------------------------------------
Net property, plant and equipment                                 102,483,618     99,879,203
--------------------------------------------------------------------------------------------

INVESTMENTS                                                         3,876,034      2,721,443
--------------------------------------------------------------------------------------------
CURRENT ASSETS
     Cash and cash equivalents                                        916,873      4,829,176
     Accounts receivable, less allowance for uncollectibles        10,586,072     15,598,777
     Materials and supplies, at average cost                        1,556,900      1,424,312
     Propane inventory, at average cost                             2,228,676      2,436,200
     Storage gas prepayments                                        2,915,962      2,926,618
     Underrecovered purchased gas costs                               582,480      1,673,389
     Income taxes receivable                                             -           787,034
     Prepaid expenses                                               1,700,487      1,107,825
     Deferred income taxes                                            490,088        247,487
--------------------------------------------------------------------------------------------
Total current assets                                               20,977,538     31,030,818
--------------------------------------------------------------------------------------------

DEFERRED CHARGES AND OTHER ASSETS
     Environmental regulatory assets                                4,736,136      4,865,073
     Environmental expenditures, net                                2,893,923      2,372,929
     Other deferred charges and intangible assets                   4,086,340      4,053,068
--------------------------------------------------------------------------------------------
Total deferred charges and other assets                            11,716,399     11,291,070
--------------------------------------------------------------------------------------------

TOTAL ASSETS                                                     $139,053,589   $144,922,534
============================================================================================

   The accompanying notes are an integral part of these financial statements.

               CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                  SEPTEMBER 30,     DECEMBER 31,
                                                       1998             1997
CAPITALIZATION AND LIABILITIES                     (UNAUDITED)       (RESTATED)
--------------------------------------------------------------------------------
CAPITALIZATION
     Stockholders' equity
         Common Stock, par value $.4867 per
         share; (authorized 12,000,000 shares;
         issued 5,076,939 and 5,004,078 shares,
         respectively)                             $  2,470,819    $  2,435,142
         Additional paid-in capital                  23,903,562      22,581,463
         Retained earnings                           27,908,713      28,554,001
         Accumulated other comprehensive income         696,764         296,872
         Less:
            Unearned compensation--restricted
               stock awards                            (101,002)       (190,886)
--------------------------------------------------------------------------------
Total stockholders' equity                           54,878,856      53,676,592

     Long-term debt, net of current portion          37,870,000      38,694,741
--------------------------------------------------------------------------------
Total capitalization                                 92,748,856      92,371,333
--------------------------------------------------------------------------------

CURRENT LIABILITIES
     Current portion of long-term debt                  520,000         582,500
     Short-term borrowing                             5,200,000       7,600,010
     Accounts payable                                10,969,844      16,164,032
     Refunds payable to customers                       263,516         357,041
     Income taxes payable                               562,792            -
     Accrued interest                                   867,671         784,533
     Dividends payable                                1,269,132       1,092,168
     Other accrued expenses                           3,840,137       3,829,497
--------------------------------------------------------------------------------
Total current liabilities                            23,493,092      30,409,781
--------------------------------------------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
     Deferred income taxes                           11,441,207      11,490,358
     Deferred investment tax credits                    786,433         821,617
     Environmental liability                          4,736,136       4,865,073
     Accrued pension costs                            2,078,835       1,754,715
     Other liabilities                                3,769,030       3,209,657
--------------------------------------------------------------------------------
Total deferred credits and other liabilities         22,811,641      22,141,420
--------------------------------------------------------------------------------

TOTAL CAPITALIZATION AND LIABILITIES               $139,053,589    $144,922,534
================================================================================




   The accompanying notes are an integral part of these financial statements.

               CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                                  (UNAUDITED)

                                                                    RESTATED
FOR THE THREE MONTHS ENDED SEPTEMBER 30,          1998                1997
------------------------------------------------------------------------------

OPERATING REVENUES                             $36,231,924         $41,680,719
COST OF SALES                                   28,085,138          33,608,290
------------------------------------------------------------------------------
GROSS MARGIN                                     8,146,786           8,072,429
------------------------------------------------------------------------------
OPERATING EXPENSES
     Operations                                  6,430,835           5,884,878
     Maintenance                                   493,894             471,674
     Depreciation and amortization               1,541,710           1,410,097
     Other taxes                                   911,918             867,920
     Income taxes                                 (771,606)           (543,701)
------------------------------------------------------------------------------
Total operating expenses                         8,606,751           8,090,868
------------------------------------------------------------------------------
OPERATING INCOME                                  (459,965)            (18,439)
OTHER INCOME, NET                                   23,052              70,492
------------------------------------------------------------------------------
INCOME BEFORE INTEREST CHARGES                    (436,913)             52,053
INTEREST CHARGES                                   829,585             826,251
------------------------------------------------------------------------------
NET INCOME                                     $(1,266,498)          $(774,198)
==============================================================================
EARNINGS PER SHARE OF COMMON STOCK:
     Basic:                                    $     (0.25)          $   (0.16)
------------------------------------------------------------------------------
     Diluted:                                  $     (0.25)          $   (0.16)
------------------------------------------------------------------------------

                        COMPREHENSIVE INCOME STATEMENTS
                                  (UNAUDITED)

                                                                      RESTATED
FOR THE THREE MONTHS ENDED SEPTEMBER 30,           1998                 1997
------------------------------------------------------------------------------

NET INCOME                                     $(1,266,498)         $ (774,198)
COMPONENTS OF COMPREHENSIVE INCOME, NET OF
   INCOME TAXES
     Unrealized Gain/(Loss) on Marketable
     Securities                                    (16,808)             33,616
------------------------------------------------------------------------------
COMPREHENSIVE INCOME                           $(1,283,306)         $ (740,582)
==============================================================================


   The accompanying notes are an integral part of these financial statements.

               CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                                  (UNAUDITED)

                                                                          RESTATED
FOR THE NINE MONTHS ENDED SEPTEMBER 30,                1998                 1997
------------------------------------------------------------------------------------
OPERATING REVENUES                                  $139,995,969        $162,901,824
COST OF SALES                                        105,260,338         128,866,837
------------------------------------------------------------------------------------
GROSS MARGIN                                          34,735,631          34,034,987
------------------------------------------------------------------------------------
OPERATING EXPENSES
    Operations                                        18,604,094          17,661,056
    Maintenance                                        1,505,544           1,573,091
    Depreciation and amortization                      4,576,084           4,136,315
    Other taxes                                        3,045,862           2,997,694
    Income taxes                                       1,731,775           2,118,734
------------------------------------------------------------------------------------
Total operating expenses                              29,463,359          28,486,890
------------------------------------------------------------------------------------
OPERATING INCOME                                       5,272,272           5,548,097

OTHER INCOME, NET                                        223,468             270,086
------------------------------------------------------------------------------------
INCOME BEFORE INTEREST CHARGES                         5,495,740           5,818,183

INTEREST CHARGES                                       2,471,129           2,426,318
------------------------------------------------------------------------------------
NET INCOME                                          $  3,024,611        $  3,391,865
====================================================================================

EARNINGS PER SHARE OF COMMON STOCK:
    Basic:                                          $       0.60        $       0.68
------------------------------------------------------------------------------------
    Diluted:                                        $       0.60        $       0.68
------------------------------------------------------------------------------------

                        COMPREHENSIVE INCOME STATEMENTS
                                  (UNAUDITED)


                                                                          RESTATED
FOR THE NINE MONTHS ENDED SEPTEMBER 30,                1998                 1997
------------------------------------------------------------------------------------
NET INCOME                                          $  3,024,611        $  3,391,865
COMPONENTS OF COMPREHENSIVE INCOME, NET OF
    INCOME TAXES
    Unrealized Gain/(Loss) on Marketable
        Securities                                       399,892              25,962
------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                $  3,424,503        $  3,417,827
====================================================================================



   The accompanying notes are an integral part of these financial statements.

               CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                 RESTATED
  FOR THE NINE MONTHS ENDED SEPTEMBER 30,                                     1998                 1997
-------------------------------------------------------------------------------------------------------------
  OPERATING ACTIVITIES
       Net Income                                                          $ 3,024,611         $  3,391,865
       Adjustments to reconcile net income to net operating cash:
            Depreciation and amortization                                    5,057,149            4,493,875
            Deferred income taxes, net                                      (1,046,451)            (275,145)
            Investment tax credit adjustments                                  (35,184)             (36,231)
            Employee benefits                                                  324,119              363,597
            Employee compensation from lapsing stock restrictions               89,884              130,181
            Other                                                               59,371              (17,480)
       Changes in assets and liabilities:
            Accounts receivable                                              5,385,316           15,171,810
            Inventory, materials, supplies and storage gas                      85,592               17,895
            Assets and liabilities from trading activities                    (372,610)           1,176,193
            Prepaid expenses                                                  (592,661)             169,677
            Other deferred charges                                             350,791               18,729
            Accounts payable                                                (5,194,188)         (19,111,751)
            Refunds payable to customers                                       (93,525)             (17,159)
            Overrecovered purchased gas costs                                1,090,909            1,988,614
            Other current liabilities                                        1,912,650           (1,287,283)
--------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                 10,045,773            6,177,387
--------------------------------------------------------------------------------------------------------------
  INVESTING ACTIVITIES
       Property, plant and equipment expenditures, net                      (8,066,622)          (9,949,607)
--------------------------------------------------------------------------------------------------------------
  Net cash used by investing activities                                     (8,066,622)          (9,949,607)
--------------------------------------------------------------------------------------------------------------
  FINANCING ACTIVITIES
       Common stock dividends net of amounts reinvested of
            $453,844 and $409,920, respectively                             (3,039,091)          (2,719,136)
       Net (repayment) borrowing under line of credit agreements            (2,400,010)           5,665,010
       Converted debenture bonds                                                95,856                 -
       Proceeds from issuance of stock to Company 401(k) plan                  339,032              298,028
       Repayments of long-term debt                                           (887,241)          (2,760,566)
--------------------------------------------------------------------------------------------------------------
  Net cash (used) provided by financing activities                          (5,891,454)             483,336
--------------------------------------------------------------------------------------------------------------
  NET DECREASE IN CASH                                                     $(3,912,303)        $ (3,288,884)
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           4,829,176            7,139,838
--------------------------------------------------------------------------------------------------------------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $   916,873         $  3,850,954
==============================================================================================================


   The accompanying notes are an integral part of these financial statements.

                CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. QUARTERLY FINANCIAL DATA
   Chesapeake Utilities Corporation's (the "Company") financial information included herein is unaudited; however, the financial information reflects normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company's interim results. Due to the seasonal nature of the Company's business, there are substantial variations in the results of operations reported on a quarterly basis. Certain amounts in 1997 have been reclassified to conform with the 1998 presentation.

2. ACQUISITIONS
   On March 31, 1998, Chesapeake acquired Sam Shannahan Well Company, Inc., operating as Tolan Water Service, in exchange for 25,000 shares of the Company's common stock. Tolan provides water treatment services to approximately 3,000 residential, commercial and industrial customers on the Delmarva Peninsula.

   On May 29, 1998, the Company acquired all of the outstanding shares of Xeron, Inc. ("Xeron"), a privately held company headquartered in Houston, Texas, engaged in the wholesale marketing of natural gas liquids, primarily propane, to both major and large independent oil and petrochemical companies, wholesale gas resellers and southeastern propane companies. The transaction was effected through the exchange of 475,000 shares of the Company's common stock and was accounted for as a pooling of interests. Xeron will continue to operate as a subsidiary of Chesapeake. Xeron accounts for all open positions on a mark to market basis and reflects the resulting gains and losses in revenue.

   The results of operations for the separate companies and the combined amounts are presented in the following table.


                          THREE MONTHS ENDED SEPTEMBER 30,              NINE MONTHS ENDED SEPTEMBER 30,
                               1998              1997                        1998             1997
--------------------------------------------------------------------------------------------------------
   OPERATING REVENUES
    Chesapeake           $    16,085,658    $    19,910,307            $    76,514,578    $   88,360,846
    Xeron                     19,717,074         21,269,741                 62,183,831        73,335,653
    Tolan                        429,192            500,671                  1,297,560         1,205,325
--------------------------------------------------------------------------------------------------------
   COMBINED              $    36,231,924    $    41,680,719            $   139,995,969    $  162,901,824
--------------------------------------------------------------------------------------------------------

   NET INCOME
    Chesapeake           $    (1,267,544)   $      (739,193)           $     2,812,633    $    3,319,760
    Xeron                         13,032            (33,271)                   183,673             9,235
    Tolan                        (11,986)            (1,734)                    28,305            62,870
--------------------------------------------------------------------------------------------------------
   COMBINED              $    (1,266,498)   $      (774,198)           $     3,024,611    $    3,391,865
--------------------------------------------------------------------------------------------------------

3. CALCULATION OF DILUTED EARNINGS PER SHARE


FOR THE THREE MONTHS ENDED SEPTEMBER 30,           1998            1997
--------------------------------------------------------------------------
RECONCILIATION OF NUMERATOR:
  Net Loss -- Basic                             $(1,266,498)    $ (774,198)
  Effect of 8.25% Convertible debentures*             -              -
--------------------------------------------------------------------------
Adjusted numerator -- Diluted                   $(1,266,498)    $ (774,198)
--------------------------------------------------------------------------
RECONCILIATION OF DENOMINATOR:
  Weighted Shares Outstanding -- Basic            5,071,791      4,977,568
  Effect of Dilutive Securities*
    8.25% Convertible debentures                      -              -
    Stock options and performance shares              -              -
--------------------------------------------------------------------------
Adjusted denominator -- Diluted                   5,071,791      4,977,568
--------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE                      $     (0.25)    $    (0.16)
--------------------------------------------------------------------------

* Due to the Company reporting a net loss for the three months ended September 30, 1998 and 1997, any adjustment to the numerator or denominator would be considered antidilutive; therefore, they are not shown in this calculation although they could have a dilutive effect in the future or in other periods.

FOR THE NINE MONTHS ENDED SEPTEMBER 30,            1998            1997
--------------------------------------------------------------------------
RECONCILIATION OF NUMERATOR:
  Net Income -- Basic                           $3,024,611      $3,391,865
  Effect of 8.25% Convertible debentures*            -             153,816
--------------------------------------------------------------------------
Adjusted numerator -- Diluted                   $3,024,611      $3,545,681
--------------------------------------------------------------------------
RECONCILIATION OF DENOMINATOR:
  Weighted Shares Outstanding -- Basic           5,050,742       4,963,478
  Effect of Dilutive Securities
    8.25% Convertible debentures*                    -             240,204
    Stock options and performance shares            12,442          33,437
--------------------------------------------------------------------------
Adjusted denominator -- Diluted                  5,063,184       5,237,119
--------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE                      $    (0.60)      $   (0.68)
--------------------------------------------------------------------------

* Inclusion of the convertible debentures produces an anti-dilutive effect in the calculation of diluted earnings per share for the nine months ended September 30, 1998; therefore, they are not shown in this calculation although they could have a dilutive effect in the future or in other periods.

4. INVESTMENTS
   The Company owns 218,464 shares of Florida Public Utilities Company ("FPU") stock with a cost basis of $10.02 per share. The Company has classified its investment in FPU as an "Available for Sale" security, which requires that all unrealized gains and losses be excluded from earnings and be reported net of income tax as a separate component of stockholders equity. See "Accumulated other comprehensive income" in the Stockholders' equity section of the Consolidated Balance Sheet. The unrealized gain at September 30, 1998 represents the difference between our cost basis of $10.02 per share and the market value of the stock at September 30, 1998 of $15.25 per share. In August 1998, the Company entered into an agreement with Southern Company to sell our investment in FPU for $16.50 per share. The sale is contingent on Southern Company receiving approvals from the proper regulatory authority and their Board of Directors.

5. COMMITMENTS AND CONTINGENCIES -- ENVIRONMENTAL MATTERS The Company is currently participating in the investigation, assessment and remediation of three former gas manufacturing plant sites located in different jurisdictions, including the exploration of corrective action options to remove environmental contaminants. The Company has accrued liabilities for two of these sites, the Dover Gas Light and Salisbury Town Gas Light sites.

   (a) DOVER GAS LIGHT SITE
   The Dover site has been listed by the Environmental Protection Agency Region III ("EPA") on the Superfund National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). In 1994, the EPA issued the site Record of Decision ("ROD"), which selected a remedial plan and estimated the costs of the selected remedy at $2.7 million for ground-water remediation and $3.3 million for soil remediation. In 1995, EPA issued an order to the Company under Section 106 of CERCLA (the "Order"), requiring the Company to fund or implement the ROD. The Order was also issued to General Public Utilities Corporation, Inc. ("GPU"), which both the EPA and the Company believe is liable under CERCLA. Other potentially responsible parties ("PRPs") such as the State of Delaware were not ordered to perform the ROD. Although notifying EPA of objections to the Order, the Company agreed to comply. GPU informed EPA that it did not intend to comply with the Order. EPA may seek judicial enforcement of its Order, as well as significant financial penalties for failure to comply. Additional information pertaining to remediation costs, investigations related to additional parties who may be PRPs and/or litigation initiated by the Company can be found in the Company's annual report on Form 10-K for the year ended December 31, 1997 (see the "Environmental -- Dover Gas Light Site" section, beginning on page 11).

   In conjunction with the commencement of the design phase of the ROD, a pre-design investigation report ("the report") was filed in October 1996 with the EPA. In the report, the Company proposed a modification to the soil cleanup remedy selected in the ROD to take into account an existing land use restriction banning future development at the site. In August 1997, the EPA issued a Proposed Plan to modify the current clean-up plan that would involve: (1) excavation of an off-site thermal treatment of the contents of the former subsurface gas holders; (2) implementation of soil vaporization extraction; (3) pavement of the parking lot; and (4) use of institutional controls that would restrict future development of the site. In January 1998, the EPA issued a revised ROD, which modified the soil remediation to conform to the proposed plan and included the estimated clean-up costs of $4.2 million.

   The Company is complying with the ROD as amended in the Proposed Plan, as listed above, and is currently seeking EPA approval for the ground-water remediation design. Soil vaporization extraction and soil remediation pertaining to the former subsurface gas holders started in the third quarter.

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

   As of September 30, 1998, the Company has incurred approximately $5.9 million in costs relating to environmental testing and remedial action studies. In 1990, the Company entered into settlement agreements with a number of insurance companies resulting in proceeds to fund actual environmental costs incurred over a five to seven-year period beginning in 1990. The final insurance proceeds were requested and received in 1992. In December 1995, the Delaware Public Service Commission authorized a process to review and provide recovery of all current and future unrecovered environmental costs incurred by means of a rider (supplement) to base rates, applicable to all firm service customers. As of September 30, 1998, $1,033,000 of environmental costs are not included in the December 1, 1997 rider. With the rider mechanism established, it is management's opinion that these costs and any future costs, net of the deferred income tax benefit, will be recoverable in rates. For additional information pertaining to the rider, refer to the "Environmental -- Dover Gas Light Site" section of the Company's annual report on Form 10-K for the year ended December 31, 1997, beginning on page 11.

   (b) SALISBURY TOWN GAS LIGHT SITE
   In cooperation with the Maryland Department of the Environment ("MDE"), in 1996 the Company completed construction and began remediation procedures at the Salisbury site. In addition, the Company began quarterly reporting of the remediation and monitoring results to the MDE.

   The cost of remediation is estimated to range from $140,000 to $190,000 per year for operating expenses. Based on these estimated costs, the Company recorded both a liability and a deferred regulatory asset of $665,000 on December 31, 1997, to cover the Company's projected remediation costs for this site. The liability payout for this site is expected to be over a five-year period. As of September 30, 1998, the Company has incurred approximately $2.5 million for remedial actions and environmental studies. In January 1990, the Company entered into settlement agreements with a number of insurance companies resulting in proceeds to fund actual environmental costs incurred over a three to five-year period beginning in 1990. The final insurance proceeds were requested and received in 1992. In December 1995, the Maryland Public Service Commission approved recovery of all environmental costs incurred through September 30, 1995 less amounts previously amortized and insurance proceeds. The amount approved for a 10-year amortization period was $964,251. Of the $2.5 million in costs reported above, approximately $726,000 has not been recovered through insurance proceeds or received ratemaking treatment. It is management's opinion that these and any future costs incurred will be recoverable in rates.

   (c) WINTER HAVEN COAL GAS SITE
   In May 1996, the company filed an Air Sparging and Soil Vapor Extraction Pilot Study Work Plan for the Winter Haven site with the Florida Department of Environmental Protection ("FDEP"). The Work Plan described the Company's proposal to undertake an Air Sparging and Soil Vapor Extraction ("AS/SVE") pilot study to evaluate at the site. After discussions with the FDEP, the Company filed a modified AS/SVE Pilot Study Work Plan, the description of the scope of work to complete the site assessment activities and a report describing a limited sediment investigation performed recently. The Company will be awaiting FDEP's comments to the modified Work Plan. It is not possible to determine whether remedial action will be required by FDEP and, if so, the cost of such remediation.

   The Company has spent and received recovery through rates charged to customers of approximately $696,000 on these investigations as of September 30, 1998. The Florida Public Service Commission has allowed the Company to continue to accrue for future environmental costs. At September 30, 1998, Chesapeake had $484,000 accrued to recover future costs which might be incurred. It is management's opinion that these and future costs, if any above this level, will also be recoverable in rates.

6. RECENT ACCOUNTING PRONOUNCEMENTS

   (a) COMPREHENSIVE INCOME -- As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, which requires additional disclosures with respect to certain changes in assets and liabilities that previously were not reported as results of operations for the period.

   (b) SEGMENT INFORMATION -- The Financial Accounting Standards Board has issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which became effective for periods beginning after December 15, 1997. Interim reporting is not required under SFAS No. 131 prior to its adoption. SFAS No. 131 requires financial and descriptive information with respect to "operating segments" of an entity based on the way management disaggregates the entity for making internal operating decisions. The Company will begin making the disclosures required by SFAS No. 131 with financial statements for the period ending December 31, 1998. The impact of SFAS No. 131 will only effect disclosure, as results are disaggregated. There will be no financial impact from the adoption.

   (c) PENSIONS AND OTHER POST-RETIREMENT BENEFITS -- The FASB has issued SFAS No. 132, Employers' Disclosures about Pensions and Other Post-retirement Benefits, for periods beginning after December 15, 1997. Interim reporting is not required prior to its adoption. This statement standardizes the disclosure requirements for pensions and other post-retirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets and eliminates certain disclosures that are no longer useful. The Company will begin making the disclosures required by SFAS No. 132 with financial statements for the period ending December 31, 1998. The impact of SFAS No. 132 will only effect disclosure. There will be no financial impact from the adoption.

   (d) DERIVATIVES -- SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is currently assessing any financial impact the adoption may have.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                          RESULTS OF OPERATIONS FOR THE
                        QUARTER ENDED SEPTEMBER 30, 1998

The Company recognized net loss of $1,266,498 for the third quarter of 1998, representing an increase in net loss of $492,300 as compared to the corresponding period in 1997. As indicated in the following table, the increase in loss is primarily due to a greater Loss Before Interest and Taxes ("LBIT") from the natural gas distribution and propane segments coupled with a reduction in Earnings Before Interest and Taxes ("EBIT") for the natural gas transmission segment. These were partially offset by increased EBIT contributions from the advanced information services segment.

FOR THE THREE MONTHS ENDED SEPTEMBER 30,                           1998                    1997                   CHANGE
---------------------------------------------------------------------------------------------------------------------------
Earnings/(Loss) Before Interest & Taxes
 Natural Gas Distribution                                     $   (788,300)            $   (497,846)         $    (290,454)
 Natural Gas Transmission                                          482,052                  777,484               (295,432)
 Propane Distribution & Marketing                               (1,421,710)              (1,226,019)              (195,691)
 Advanced Information Services                                     389,444                  254,381                135,063
 Other & Eliminations                                              106,943                  129,860                (22,917)
---------------------------------------------------------------------------------------------------------------------------
EBIT/(LBIT)                                                     (1,231,571)                (562,140)              (669,431)

Operating Income Taxes                                            (771,606)                (543,701)              (227,905)
Interest                                                           829,585                  826,251                  3,334
Non-Operating Income, net                                           23,052                   70,492                (47,440)
---------------------------------------------------------------------------------------------------------------------------
Net Loss                                                     $  (1,266,498)            $   (774,198)           $  (492,300)
---------------------------------------------------------------------------------------------------------------------------


                            NATURAL GAS DISTRIBUTION

The natural gas distribution segment reported LBIT of $788,300 for the third quarter of 1998 as compared to $497,846 for the corresponding period last year -- an increase of $290,454. The increase in LBIT is due to lower margins combined with higher operating expenses.


FOR THE THREE MONTHS ENDED SEPTEMBER 30,                           1998                    1997                   CHANGE
--------------------------------------------------------------------------------------------------------------------------
Revenue                                                       $  9,944,572             $ 11,487,517          $ (1,542,945)
Cost of Gas                                                      6,387,277                7,793,376            (1,406,099)
--------------------------------------------------------------------------------------------------------------------------
Gross Margin                                                     3,557,295                3,694,141              (136,846)

Operations & Maintenance                                         2,919,683                2,823,385                96,298
Depreciation & Amortization                                        852,144                  795,382                56,762
Other Taxes                                                        573,768                  573,220                   548
--------------------------------------------------------------------------------------------------------------------------
LBIT                                                          $   (788,300)            $   (497,846)         $   (290,454)
--------------------------------------------------------------------------------------------------------------------------


Gross margin is down due to a reduction in service work revenue and deliveries to interruptible customers somewhat offset by firm customer growth from 1997 to 1998. During 1997, the Company recognized an $86,000 increase in service work revenue, primarily one large non-recurring job. Interruptible volumes were primarily affected by lower sales to our Florida division's interruptible industrial customers primarily engaged in the phosphate industry. Increased operating expenses are partially related to an aggressive marketing campaign designed to build awareness of the Company's services and continue building customer growth, offset by a reduction in billable service work. In addition, consulting fees and regulatory commission expenses increased. These are partially offset by decreased data processing costs, pensions and benefits. Depreciation and amortization expense increased due to plant placed in service during the past year.

                            NATURAL GAS TRANSMISSION

The natural gas transmission segment reported EBIT of $482,052 for the third quarter of 1998 as compared to EBIT of $777,484 for the corresponding period last year -- a decrease of $295,432. The reduction in EBIT is primarily due to an decrease in gross margin.

FOR THE THREE MONTHS ENDED SEPTEMBER 30,             1998          1997          CHANGE
------------------------------------------------------------------------------------------
Revenue                                           $2,055,534    $6,857,335    $(4,801,801)
Cost of Gas                                          480,103     5,078,678     (4,598,575)
------------------------------------------------------------------------------------------
Gross Margin                                       1,575,431     1,778,657       (203,226)

Operations & Maintenance                             722,594       680,274         42,320
Depreciation & Amortization                          267,774       223,928         43,846
Other Taxes                                          103,011        96,971          6,040
------------------------------------------------------------------------------------------
EBIT                                              $  482,052    $  777,484    $  (295,432)
------------------------------------------------------------------------------------------

During 1998, the transmission segment's margins are generated almost entirely by firm billing entitlements related to the provision of natural gas transportation services. As a part of restructuring to an open access pipeline, the Company implemented seasonal transportation service entitlements. Accordingly, the transmission segment has less margin during the off-peak periods; furthermore in 1997 the transmission segment was still selling natural gas and recording margins on the sale of the gas. The reduction in margin is also due to the elimination of interruptible sales margins in 1998. For additional information related to open access and its impact on gross margin, see the Natural Gas Transmission portion of "Results of Operations for the Nine Months Ended September 30, 1998". Depreciation and amortization increased due to capital additions placed in service during the past year.

                       PROPANE DISTRIBUTION AND MARKETING

Xeron, Inc., the propane wholesale marketing company acquired in May 1998, has been combined with Chesapeake's propane distribution operation for financial statement reporting. Xeron is a high volume, low margin wholesale propane business; accordingly Xeron's revenues are strongly influenced by the wholesale cost of propane. See Note 2 to the Consolidated Financial Statements for further disclosure of Xeron's revenues and net income for the periods shown.

For the third quarter of 1998, the propane segment reported a loss before interest and taxes of $1,421,710, as compared to $1,226,019 for the same period last year. The $195,691 increase in the loss is primarily the result of increased expenses somewhat offset by an increase in gross margin.

FOR THE THREE MONTHS ENDED SEPTEMBER 30,              1998           1997           CHANGE
--------------------------------------------------------------------------------------------
Revenue                                           $22,392,292    $24,244,594    $(1,852,302)
Cost of Sales                                      21,016,607     22,890,913     (1,874,306)
--------------------------------------------------------------------------------------------
Gross Margin                                        1,375,685      1,353,681         22,004

Operations & Maintenance                            2,348,640      2,168,525        180,115
Depreciation & Amortization                           328,722        309,844         18,878
Other Taxes                                           120,033        101,331         18,702
--------------------------------------------------------------------------------------------
LBIT                                              $(1,421,710)   $(1,226,019)   $  (195,691)
--------------------------------------------------------------------------------------------

The increase in gross margin is due primarily to a 151% increase in wholesale marketing margins combined with a 15% reduction in distribution margins. Operations and maintenance expenses increased, primarily due to incentive compensation for the wholesale operations and increased marketing initiative for the distribution operations. Depreciation and amortization increased due to plant additions placed in service during the past year.


                          ADVANCED INFORMATION SERVICES

The advanced information services segment recognized an EBIT of $389,444 and $254,381 for the quarters ended September 30, 1998 and 1997, respectively. This increase in EBIT of $135,063 is attributable an increase in margin earned offset by higher expenses.

FOR THE THREE MONTHS ENDED SEPTEMBER 30,        1998           1997         CHANGE
------------------------------------------------------------------------------------
 Revenue                                     $2,845,601     $2,051,180     $794,421
 Cost of Sales                                1,376,459      1,019,487      356,972
------------------------------------------------------------------------------------
 Gross Margin                                 1,469,142      1,031,693      437,449

 Operations & Maintenance                       939,052        665,777      273,275
 Depreciation & Amortization                     47,759         33,412       14,347
 Other Taxes                                     92,887         78,123       14,764
------------------------------------------------------------------------------------
 EBIT                                        $  389,444     $  254,381     $135,063
------------------------------------------------------------------------------------

Higher revenues are primarily due to increased consulting services, partially offset by a reduction in placement service revenues. Increased compensation and training expenses due to associated increases in staffing levels partially offset the additional revenue.

                             OPERATING INCOME TAXES

Operating income taxes increased due to the increase in operating loss.

                          RESULTS OF OPERATIONS FOR THE
                      NINE MONTHS ENDED SEPTEMBER 30, 1998

The Company recognized net income of $3,024,611 for the first nine months of 1998, representing a decrease in net income of $367,254 as compared to the corresponding period in 1997. Included in 1997's results is a one-time charge of $318,000 to establish deferred income taxes associated with the acquisition of Tri-County Gas Company, Inc. Exclusive of this one-time charge, earnings decreased $685,254. As indicated in the following table, the decrease in income is primarily due to lower Earnings Before Interest and Taxes contributed by the natural gas distribution segment, offset by a greater contribution to EBIT from the natural gas transmission segment.

FOR THE NINE MONTHS ENDED SEPTEMBER 30,                1998           1997           CHANGE
--------------------------------------------------------------------------------------------------
Earnings Before Interest & Taxes
 Natural Gas Distribution                        $  2,869,453     $  3,921,919       $ (1,052,466)
 Natural Gas Transmission                           2,816,442        2,091,774            724,668
 Propane Distribution & Marketing                     (96,566)         144,490           (241,056)
 Advanced Information Services                        994,374          975,681             18,693
 Other & Eliminations                                 420,344          532,967           (112,623)
--------------------------------------------------------------------------------------------------
EBIT                                                7,004,047        7,666,831           (662,784)

Operating Income Taxes                              1,731,775        2,118,734           (386,959)
Interest                                            2,471,129        2,426,318             44,811
Non-Operating Income, net                             223,468          270,086            (46,618)
--------------------------------------------------------------------------------------------------
Net Income                                       $  3,024,611     $  3,391,865       $   (367,254)
--------------------------------------------------------------------------------------------------

                            NATURAL GAS DISTRIBUTION

The natural gas distribution segment reported EBIT of $2,869,453 for the first nine months of 1998 as compared to $3,921,919 for the corresponding period last year -- a decrease of $1,052,466. The decrease in EBIT is due to higher operating expenses coupled with lower margins.

FOR THE NINE MONTHS ENDED SEPTEMBER 30,                1998           1997           CHANGE
--------------------------------------------------------------------------------------------------
 Revenue                                         $ 50,142,562     $ 53,775,644       $ (3.633,082)
 Cost of Gas                                       34,165,565       37,432,641         (3,267,076)
--------------------------------------------------------------------------------------------------
 Gross Margin                                      15,976,997       16,343,003           (366,006)

 Operations & Maintenance                           8,634,996        8,129,550            505,446
 Depreciations & Amortization                       2,546,198        2,371,871            174,327
 Other Taxes                                        1,926,350        1,919,663              6,687
--------------------------------------------------------------------------------------------------
 EBIT                                            $  2,869,453     $  3,921,919       $ (1,052,466)
--------------------------------------------------------------------------------------------------


Gross margin is down due to decreased deliveries to our Florida division's interruptible industrial customers primarily engaged in the phosphate industry. Firm customer growth from 1997 to 1998 helped to offset the impact of the unseasonably warm weather on volumes. Temperatures during the first nine months of 1998 were 18% warmer than the same period last year and 21% warmer than the 10-year average. The Company estimates that 1998 gross margin would have been approximately $700,000 higher under normal weather conditions (i.e. the 10-year average). Increased expenses are partially due to an aggressive marketing campaign designed to build awareness of the Company's services and continue building customer growth. In addition, compensation, customer installation and rent expenses increased. These are partially offset by decreased data processing costs, legal fees, pensions and benefits. Depreciation and amortization expense increased due to plant placed in service during the past year.

                            NATURAL GAS TRANSMISSION

The natural gas transmission segment reported EBIT of $2,816,442 for the first nine months of 1998 as compared to EBIT of $2,091,774 for the corresponding period last year -- an increase of $724,668. The increase in EBIT is primarily due to an increase in gross margin.

FOR THE NINE MONTHS ENDED SEPTEMBER 30,      1998                1997                    Change
------------------------------------------------------------------------------------------------------
Revenue                                      $ 7,687,669        $ 25,590,929              $(17,903,260)
Cost of Gas                                    1,619,932          20,332,861               (18,712,929)
------------------------------------------------------------------------------------------------------
Gross Margin                                   6,067,737           5,258,068                   809,669

Operations & Maintenance                       2,141,227           2,190,646                   (49,419)
Depreciation & Amortization                      803,322             669,304                   134,018
Other Taxes                                  $   306,746         $   306,344               $       402
------------------------------------------------------------------------------------------------------
EBIT                                         $ 2,816,442         $ 2,091,774               $   724,668
------------------------------------------------------------------------------------------------------




Revenues and cost of gas have declined in 1998 as a result of Eastern Shore Natural Gas Company becoming an open access pipeline on November 1, 1997. The increase in gross margin in 1998 is partially attributable to a rate increase and an increase in firm transportation service entitlements implemented in 1997. The Company expects gross margin for the transmission segment during 1998 to be between $8.0 and $8.3 million (see Cautionary Statement). Comparatively, gross margin for the past two years has been $7.9 and $6.7 million for 1997 and 1996, respectively. Compensation expenditures as well as lower costs associated with the maintenance of communication equipment and the pipeline system were offset by the increase in depreciation and amortization due to capital additions placed in service during the past year.

                       PROPANE DISTRIBUTION AND MARKETING

As previously stated, Xeron has been combined with Chesapeake's propane distribution operation for financial statement reporting. Xeron is a high volume, low margin wholesale propane business; accordingly, Xeron's revenues are strongly influenced by the wholesale cost of propane. See Note 2 to the Consolidated Financial Statements for further disclosure of Xeron's revenues and net income for the periods shown.

For the first nine months of 1998, the propane segment reported LBIT of $96,566, as compared to EBIT of $144,490 for the same period last year. The $241,056 decrease in EBIT is due to lower margins, mostly offset by lower operating expenses.

FOR THE NINE MONTHS ENDED SEPTEMBER 30,          1998                1997                    Change
-------------------------------------------------------------------------------------------------------
Revenue                                     $ 78,662,920         $ 91,938,876              $(13,275,956)
Cost of Sales                                 70,455,291           83,319,974               (12,864,683)
-------------------------------------------------------------------------------------------------------
Gross Margin                                   8,207,629            8,618,902                  (411,273)

Operations & Maintenance                       6,880,840            7,115,336                  (234,496)
Depreciation & Amortization                      978,402              904,664                    73,738
Other Taxes                                      444,953              454,412                    (9,459)
-------------------------------------------------------------------------------------------------------
(LBIT)/EBIT                                  $   (96,566)         $   144,490              $   (241,056)
-------------------------------------------------------------------------------------------------------


The decrease in gross margin is primarily due to a 16% reduction in wholesale marketing margins combined with a three-percent reduction in margins from the distribution operation. Wholesale margins are down due to a reduction in the margin earned per gallon, somewhat offset by an increase in gallons marketed. Although the distribution margins are down slightly due to a reduction in billable service work and the unseasonably warmer weather, customer growth has helped to somewhat offset the decrease. The Company estimates that distribution margins would have been $950,000 higher under normal weather conditions (i.e. the 10-year average). Operations and maintenance expenses are down due to lower incentive compensation related to lower earnings from the wholesale marketing operation partially offset by expenses related to the Company's marketing plan. Depreciation and amortization increased due to plant additions placed in service during the past year.


                          ADVANCED INFORMATION SERVICES

The advanced information services segment recognized EBIT of $994,374 and $975,681 for the nine months ended September 30, 1998 and 1997, respectively.

FOR THE NINE MONTHS ENDED
SEPTEMBER 30,                           1998          1997          CHANGE
------------------------------------------------------------------------------
Revenue                              $7,594,515     $5,954,733    $1,639,782
Cost of Sales                         3,685,121      2,646,668     1,038,453
----------------------------------------------------------------------------
Gross Margin                          3,909,394      3,308,065       601,329

Operations & Maintenance              2,477,107      1,994,564       482,543
Depreciation & Amortization             131,533         84,175        47,358
Other Taxes                             306,380        253,645        52,735
----------------------------------------------------------------------------
EBIT                                 $  994,374     $  975,681    $   18,693
----------------------------------------------------------------------------

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

                              COMPREHENSIVE INCOME

The Company has disclosed comprehensive income of $399,892 reflecting a market price of $15.25 at September 30, 1998 related to our investment in Florida Public Utilities Company ("FPU"). The investment is classified as "Available for Sale" (see Note 4 to the Consolidated Financial Statements). In August 1998, the Company entered into an agreement with Southern Company to sell our investment in FPU for $16.50 per share. If the sale is consummated, the Company will recognize a non-recurring, after tax gain of approximately $870,000, which represents the difference between the sale price and our cost basis.

                              ENVIRONMENTAL MATTERS

The Company continues to work with federal and state environmental agencies to assess the environmental impacts and explore corrective action at several former gas manufacturing plant sites (see Note 5 to the Consolidated Financial Statements). The Company believes that any future costs associated with these sites will be recoverable in future rates.

             FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements reflect the capital-intensive nature of its business and are attributable principally to its construction program and the retirement of its outstanding debt. The Company relies on funds provided by operations and short-term borrowing to meet normal working capital requirements and temporarily finance capital expenditures. During the first nine months of 1998, the Company's net cash flow provided by operating activities, net cash used by investing activities and net cash used by financing activities were approximately $10.0 million, $8.1 million and $5.9 million, respectively. Due to the seasonal nature of the Company's business, there are substantial variations in the results of operations reported on a quarterly basis.

The Board of Directors has authorized the Company to borrow up to $20 million from various banks and trust companies. As of September 30, 1998, the Company had four unsecured bank lines of credit, totaling $34 million. Funds provided from these lines of credit are used for short-term cash needs to meet seasonal working capital requirements and to fund portions of its capital expenditures. The outstanding balances of short-term borrowing at September 30, 1998 and 1997 were $5.2 and $7.6 million, respectively.

During the nine months ended September 30, 1998 and 1997, net property, plant and equipment expenditures were approximately $8.1 and $9.9 million, respectively. Chesapeake has budgeted $17.7 million for capital expenditures during 1998. This amount includes $9.4 million and $2.0 million for natural gas and propane distribution, respectively; $2.6 million for natural gas transmission, $395,000 for advanced information services and $1.0 million for general plant. The natural gas and propane distribution expenditures are for expansion and improvement of facilities in existing service territories. Natural gas transmission expenditures are for improvement and expansion of the pipeline system. The advanced information services expenditures are for computer hardware, software and related equipment. Financing for the 1998 construction program is expected to be provided from short-term borrowing and cash from operations. The construction program is subject to continuous review and modification. Actual construction expenditures may vary from the above estimates due to a number of factors including inflation, changing economic conditions, regulation, sales growth and the cost and availability of capital.

Chesapeake has budgeted $2.4 million for environmental related expenditures during 1998 and expects to incur additional expenditures in future years (see
Note 5 to the Consolidated Financial Statements), a portion of which may need to be financed through external sources. Management does not expect such financing to have a material adverse effect on the financial position or capital resources of the Company.

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

As of September 30, 1998, common equity represented 59.2% of permanent capitalization, compared to 58.1% as of December 31, 1997. The Company remains committed to maintaining a sound capital structure and strong credit ratings in order to provide the financial flexibility needed to access the capital markets when required. This commitment, along with adequate and timely rate relief for the Company's regulated operations, helps to ensure that the Company will be able to attract capital from outside sources at a reasonable cost.

                                  OTHER MATTERS

                                  THE YEAR 2000

Chesapeake is dependent upon a variety of information systems to operate efficiently and effectively. In order to address the impact of the Year 2000 on its information systems, Chesapeake is in the process of evaluating and remediating any deficiencies. The Company's evaluation of its readiness and the potential impact of the Year 2000 on its systems have been separated into five components: primary internal applications, embedded systems, vendors/suppliers, end-user computing systems and customers.

   Chesapeake's primary internal applications include systems for its financial information; natural gas customer information and billing; and propane customer information, billing and delivery. The Company has recently completed testing of its three primary applications and has deemed them Year 2000 compliant.

   Embedded systems include systems for services such as telephone, system control and data acquisition for the natural gas transmission segment, as well as other facilities related systems. Chesapeake has developed an inventory of the embedded systems and is currently in the process of contacting vendors and testing these systems. Remediation will be done to the extent necessary.

   Vendors/suppliers that supply the Company with products and services that are critical elements of our business, such as natural gas and propane, have been identified and the Company is in the process of contacting them. The Company will consider alternate providers as necessary to the extent available.

   End-user computing systems are upgraded periodically through the Company's ongoing replacement program. Almost all of the Company's personal computers ("PC's") are currently Year 2000 compliant. Additional PC's will be replaced during the first quarter of 1999. Chesapeake's local area network ("LAN") is Year 2000 compliant as is all PC-based and network-based software.

   Customers, primarily industrial, that utilize natural gas on an interruptible basis must ensure that their plant controls are Year 2000 compliant for their alternative fuel. The Company is identifying these customers and expects to start contacting them.

The Company believes the most significant potential risks with respect to its internal operations, those over which it has direct control, are its ability to:
(1) use electronic devices to control and operate its natural gas delivery systems; (2) maintain continuous operation of its computer systems; (3) render timely bills to its customers; and (4) enforce tariffs and contracts applicable to interruptible customers.

The Company relies on the producers of natural gas and suppliers of interstate transportation capacity to deliver natural gas to the Company's natural gas delivery systems. The Company is also dependent on propane producers, suppliers and railroad facilities to receive propane supply. Should any of these critical vendors fail, the impact of any such failure could become a significant challenge to the Company's ability to meet the demands of its customers, to operate its delivery systems and to communicate with its customers. It could also have a material adverse financial impact, including but not limited to, lost sales revenues, increased operating costs and claims from customers related to business interruptions. The Company's Year 2000 evaluation process will address each of these risks and the required remediation or replacement of these systems.

The Company is developing its contingency plan for the Year 2000, which will address various alternatives and will include assessing a variety of scenarios that could emerge and require the Company to react.

The costs incurred as of September 30, 1998 in addressing other Year 2000 issues have been immaterial. The Company has estimated costs of $250,000 to replace and/or remediate specific embedded systems. However, until the Company has completed further analysis of the impact of the Year 2000 issue on its embedded systems, vendor/suppliers, end-user computing systems, customers and contingency planning, it is unable to estimate any additional costs it may incur as a result of its efforts.

Presently, no Year 2000-impacted internal applications or embedded systems have been identified that cannot be upgraded or modified within acceptable time frames. The target date for completion of all Year 2000-related activities remains at mid-1999.

                              CAUTIONARY STATEMENT

Statements made herein and elsewhere in this Form 10-Q that are not historical fact are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risk and uncertainties including but not limited to those identified below which could cause actual results to differ materially from those anticipated in forward-looking statements made herein or otherwise by or on behalf of the Company.

A number of factors and uncertainties make it difficult to predict the effect on future operating results, both independently and relative to historical results, of Eastern Shore operating as an open access pipeline. While open access eliminates industrial interruptible sales margins, such sales have varied widely from year to year and, in future years, might have made a less significant contribution to earnings even in the absence of open access.

In addition, a number of factors and uncertainties affecting other aspects of Chesapeake's business could have a material impact on earnings. These include: the seasonality and temperature sensitivity of the natural gas and propane businesses; the relative price of alternative energy sources; the effects of competition on both unregulated and natural gas sales; and with respect to the acquisition of Xeron, Inc., the price volatility in wholesale propane transactions. There are also uncertainties relative to the impact of the Year 2000 on the Company's primary applications, embedded systems, end-users systems, vendors/suppliers and customers.

                        RECENT ACCOUNTING PRONOUNCEMENTS

Comprehensive Income -- As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, which requires additional disclosures with respect to certain changes in assets and liabilities that previously were not reported as results of operations for the period.

Segment Information -- The Financial Accounting Standards Board has issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which became effective for periods beginning after December 15, 1997. Interim reporting is not required under SFAS No. 131 prior to its adoption. SFAS No. 131 requires financial and descriptive information with respect to "operating segments" of an entity based on the way management disaggregates the entity for making internal operating decisions. The Company will begin making the disclosures required by SFAS No. 131 with financial statements for the period ending December 31, 1998. The impact of SFAS No. 131 will only effect disclosure, as results are disaggregated. There will be no financial impact from the adoption.

Pensions and Other Post-retirement Benefits -- The FASB has issued SFAS No. 132, Employers' Disclosures about Pensions and Other Post-retirement Benefits, for periods beginning after December 15, 1997. Interim reporting is not required prior to its adoption. This statement standardizes the disclosure requirements for pensions and other post-retirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets and eliminates certain disclosures that are no longer useful. The Company will begin making the disclosures required by SFAS No. 132 with financial statements for the period ending December 31, 1998. The impact of SFAS No. 132 will only effect disclosure. There will be no financial impact from the adoption.

Derivatives -- SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is currently assessing any financial impact the adoption may have.

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

Item 1:       Legal Proceedings
              See Note 4 to the Consolidated Financial Statements

Item 2(c):    Changes in Securities
              None

Item 3:       Defaults upon Senior Securities
              None

Item 4:       Submission of Matters to a Vote of Security Holders
              None

Item 5:       Other Information
              None

Item 6(a):    Exhibits
              None

Item 6(b):    Reports on Form 8-K On August 31, 1998, the Company filed, under
              Item 5, that the Company entered into an agreement to sell its investment in the stock of Florida Public Utilities Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CHESAPEAKE UTILITIES CORPORATION



/s/ Michael P. McMasters
------------------------
Michael P. McMasters
Vice President, Treasurer and Chief Financial Officer


Date: November 11, 1998