Form 10-Q
period 1999-03-31
CHESAPEAKE UTILITIES CORP
filed 1999-05-11
CIK 19745

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                         _______________________________
                                     FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended:  March 31, 1999

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


                                      (302) 734-6799
                   (Registrant's Telephone Number, including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X]    No [ ]

Common Stock, par value $.4867 - 5,115,971 shares issued as of March 31, 1999.

                                    TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION .......................................... 1

   ITEM 1.   FINANCIAL STATEMENTS ....................................... 1

      CONSOLIDATED STATEMENTS OF INCOME - THREE MONTHS ENDED
         MARCH 31, 1999 AND 1998 ........................................ 1

      CONSOLIDATED BALANCE SHEETS - MARCH 31, 1999 AND
         DECEMBER 31, 1998 .............................................. 2

      CONSOLIDATED STATEMENTS OF CASH FLOWS - THREE MONTHS ENDED
         MARCH 31, 1999 AND 1998 ........................................ 4

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ........................ 5

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS ........................ 9

      RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1999 ........ 9

      FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES .............. 11

      OTHER MATTERS .................................................... 12

   ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
             ABOUT MARKET RISK ......................................... 15

PART II - OTHER INFORMATION ............................................ 16

SIGNATURES ............................................................. 17

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

-----------------------------------------------------------------------------
                                                                   * RESTATED
 FOR THE THREE MONTHS ENDED MARCH 31,                  1999           1998
-----------------------------------------------------------------------------
 OPERATING REVENUES                                $55,646,072    $60,169,102
 COST OF SALES                                      37,093,210     43,865,443
-----------------------------------------------------------------------------
 GROSS MARGIN                                       18,552,862     16,303,659
-----------------------------------------------------------------------------
 OPERATING EXPENSES
 Operations                                          6,527,981      5,970,118
 Maintenance                                           419,152        479,112
 Depreciation and amortization                       1,637,997      1,512,573
 Other taxes                                         1,171,609      1,170,847
 Income taxes                                        3,027,748      2,426,791
-----------------------------------------------------------------------------
 Total operating expenses                           12,784,487     11,559,441
-----------------------------------------------------------------------------
 OPERATING INCOME                                    5,768,375      4,744,218
 OTHER INCOME, NET                                      73,226        110,391
-----------------------------------------------------------------------------
 INCOME BEFORE INTEREST CHARGES                      5,841,601      4,854,609
 INTEREST CHARGES                                      898,618        854,007
-----------------------------------------------------------------------------
 NET INCOME                                        $ 4,942,983    $ 4,000,602
=============================================================================

 EARNINGS PER SHARE OF COMMON STOCK:
 BASIC                                             $      0.97    $      0.80
=============================================================================
 DILUTED                                           $      0.94    $      0.77
=============================================================================


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

-----------------------------------------------------------------------------
                                                                   * RESTATED
 FOR THE THREE MONTHS ENDED MARCH 31,                  1999           1998
-----------------------------------------------------------------------------
 NET INCOME                                        $ 4,942,983    $ 4,000,602
 UNREALIZED (LOSS) GAIN ON MARKETABLE
 SECURITIES, NET OF INCOME TAXES                      (233,312)       184,388
-----------------------------------------------------------------------------
 TOTAL COMPREHENSIVE INCOME                        $ 4,709,671    $ 4,184,990
=============================================================================

 * The financial information for March 1998 has been restated to include the May 1998 business combination with Xeron, Inc., accounted for as a pooling of interests.

 The accompanying notes are an integral part of these financial statements.

CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------

                                                     MARCH 31,    DECEMBER 31,
                                                       1999           1998
 ASSETS                                             (Unaudited)     (Audited)
------------------------------------------------------------------------------
 PROPERTY, PLANT AND EQUIPMENT
 Natural gas distribution and transmission         $119,543,045   $117,232,506
 Propane distribution and marketing                  27,280,714     27,287,807
 Advanced information services                        1,253,364      1,087,910
 Other plant                                          7,890,514      7,382,965
------------------------------------------------------------------------------
 Total property, plant and equipment                155,967,637    152,991,188
 Less:  Accumulated depreciation and amortization   (50,133,699)   (48,725,412)
------------------------------------------------------------------------------
 Net property, plant and equipment                  105,833,938    104,265,776
------------------------------------------------------------------------------

 INVESTMENTS                                          3,782,615      4,165,194
------------------------------------------------------------------------------

 CURRENT ASSETS
 Cash and cash equivalents                            4,196,363      2,598,084
 Accounts receivable (less allowance for
   uncollectibles of $303,094 and $302,513
   in 1999 and 1998, respectively)                   16,136,315     14,861,255
 Materials and supplies, at average cost              1,752,182      1,728,513
 Propane inventory, at average cost                   1,509,134      1,787,038
 Storage gas prepayments                                214,454      2,152,605
 Underrecovered purchased gas costs                         -        1,552,265
 Income taxes receivable                                    -          344,311
 Deferred income taxes                                  603,345            -
 Prepaid expenses                                     1,268,641      1,596,595
------------------------------------------------------------------------------
 Total current assets                                25,680,434     26,620,666
------------------------------------------------------------------------------

 DEFERRED CHARGES AND OTHER ASSETS
 Environmental regulatory assets                      2,676,143      2,700,000
 Environmental expenditures                           3,341,475      3,418,166
 Other deferred charges and intangible assets         3,779,724      4,063,811
------------------------------------------------------------------------------
 Total deferred charges and other assets              9,797,342     10,181,977
------------------------------------------------------------------------------






 TOTAL ASSETS                                      $145,094,329   $145,233,613
==============================================================================

 The accompanying notes are an integral part of these financial statements.

CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------

                                                     MARCH 31,    DECEMBER 31,
                                                       1999           1998
 CAPITALIZATION AND LIABILITIES                     (Unaudited)     (Audited)
------------------------------------------------------------------------------
 CAPITALIZATION
 Stockholders' equity
 Common Stock, par value $.4867 per share;
 (authorized 12,000,000 shares;
  issued 5,115,971 and 5,093,788
  shares, respectively)                            $  2,489,816   $  2,479,019
 Additional paid-in capital                          24,582,657     24,192,188
 Retained earnings                                   32,556,375     28,892,384
 Accumulated other comprehensive income                 630,032        863,344
 Less:  Unearned compensation related to
        restricted stock awards                         (53,281)       (71,041)
------------------------------------------------------------------------------
 Total stockholders' equity                          60,205,599     56,355,894

 Long-term debt, net of current portion              36,553,000     37,597,000
------------------------------------------------------------------------------
 Total capitalization                                96,758,599     93,952,894
------------------------------------------------------------------------------

 CURRENT LIABILITIES
 Current portion of long-term debt                      520,000        520,000
 Short-term borrowing                                 4,500,000     11,600,000
 Accounts payable                                    11,109,781     11,070,642
 Refunds payable to customers                           484,910        636,153
 Income taxes payable                                 3,052,219            -
 Accrued interest                                       699,471        553,444
 Dividends payable                                    1,278,993      1,273,446
 Overrecovered purchased gas costs                      386,984            -
 Deferred income taxes                                      -           56,100
 Other accrued expenses                               4,520,538      3,754,231
------------------------------------------------------------------------------
 Total current liabilities                           26,552,896     29,464,016
------------------------------------------------------------------------------

 DEFERRED CREDITS AND OTHER LIABILITIES
 Deferred income taxes                               13,176,690     13,260,282
 Deferred investment tax credits                        757,979        766,802
 Environmental liability                              2,676,143      2,700,000
 Accrued pension costs                                1,612,625      1,536,304
 Other liabilities                                    3,559,397      3,553,315
------------------------------------------------------------------------------
 Total deferred credits and other liabilities        21,782,834     21,816,703
------------------------------------------------------------------------------

 TOTAL CAPITALIZATION AND LIABILITIES              $145,094,329   $145,233,613
==============================================================================

 The accompanying notes are an integral part of these financial statements.

CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

-----------------------------------------------------------------------------
                                                                   * RESTATED
 FOR THE THREE MONTHS ENDED MARCH 31,                  1999           1998
-----------------------------------------------------------------------------
 OPERATING ACTIVITIES
 Net Income                                        $ 4,942,983    $ 4,000,602
 Adjustments to reconcile net income
   to net operating cash:
 Depreciation and amortization                       1,964,781      1,700,620
 Deferred income taxes, net                           (743,036)       (27,717)
 Investment tax credit adjustments                      (8,823)        (6,733)
 Mark-to-market adjustments                                -              -
 Employee benefits                                      76,321        135,935
 Employee compensation from lapsing
   stock restrictions                                   17,760         29,961
 Other, net                                            (17,776)        (4,920)
 Changes in assets and liabilities:
 Accounts receivable, net                           (1,275,060)       944,272
 Inventory, materials, supplies
   and storage gas                                   2,192,386      3,548,715
 Other current assets                                  327,954        499,591
 Other deferred charges                                239,464        129,373
 Accounts payable, net                                  39,139     (1,812,471)
 Refunds payable to customers                         (151,243)       (33,132)
 Overrecovered purchased gas costs                   1,939,250      1,444,062
 Other current liabilities                           4,338,065      2,299,887
-----------------------------------------------------------------------------
 Net cash provided by operating activities          13,882,165     12,848,045
-----------------------------------------------------------------------------

 INVESTING ACTIVITIES
 Property, plant and equipment
   expenditures, net                                (3,238,506)    (1,929,062)
-----------------------------------------------------------------------------
 Net cash used by investing activities              (3,238,506)    (1,929,062)
-----------------------------------------------------------------------------

 FINANCING ACTIVITIES
 Common stock dividends net of amounts reinvested
   of $109,421 and $99,855, respectively            (1,165,025)      (992,313)
 Issuance of stock:
   Dividend Reinvestment Plan optional cash             43,880         47,664
   Retirement Savings Plan                             183,790         90,514
 Net repayment under line of
   credit agreements                                (7,100,000)    (7,600,010)
 Repayments of long-term debt                       (1,008,025)      (531,327)
-----------------------------------------------------------------------------
 Net cash used by financing activities              (9,045,380)    (8,985,472)
-----------------------------------------------------------------------------

 NET INCREASE IN CASH                              $ 1,598,279    $ 1,933,511
 CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                            2,598,084      4,829,176
-----------------------------------------------------------------------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD        $ 4,196,363    $ 6,762,687
=============================================================================

 * The financial information for March 1998 has been restated to include the May 1998 business combination with Xeron, Inc., accounted for as a pooling of interests.

 The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. QUARTERLY FINANCIAL DATA
Chesapeake Utilities Corporation's (the "Company") financial information included herein is unaudited and should be read in conjunction with the Company's 1998 annual report on Form 10-K. In the opinion of management, the financial information reflects normal recurring adjustments, which are necessary for a fair presentation of the Company's interim results. Due to the seasonal nature of the Company's business, there are substantial variations in the results of operations reported on a quarterly basis; therefore, the results of operations for an interim period may not give a true indication of results for the year. Certain amounts in 1998 have been reclassified to conform with current year presentation.

2. CALCULATION OF EARNINGS PER SHARE
------------------------------------------------------------------------
 FOR THE THREE MONTHS ENDED MARCH 31,               1999         1998
------------------------------------------------------------------------
 CALCULATION OF BASIC EARNINGS PER SHARE:
   Net Income                                    $4,942,983   $4,000,602
   Weighted Average Shares Outstanding            5,108,057    5,024,680
------------------------------------------------------------------------
 BASIC EARNINGS PER SHARE                        $     0.97   $     0.80
========================================================================
 CALCULATION OF DILUTED EARNINGS PER SHARE:
 Reconciliation of Numerator:
   Net Income - Basic                            $4,942,983   $4,000,602
   Effect of 8.25% Convertible debentures            47,162       48,082
------------------------------------------------------------------------
 Adjusted numerator - Diluted                    $4,990,145   $4,048,684
------------------------------------------------------------------------
 Reconciliation of Denominator:
   Weighted Shares Outstanding - Basic            5,108,057    5,024,680
   Effect of Dilutive Securities
     8.25% Convertible debentures                   223,403      227,760
------------------------------------------------------------------------
 Adjusted denominator - Diluted                   5,331,460    5,252,440
------------------------------------------------------------------------
 DILUTED EARNINGS PER SHARE                      $     0.94   $     0.77
========================================================================

3. INVESTMENTS
The investment balance at March 31, 1999 and December 31, 1998 consists primarily of a 7.3% ownership interest in the common stock of Florida Public Utilities Company ("FPU"). The Company has classified its investment in FPU as an "Available for Sale" security, which requires that all unrealized gains and losses be excluded from earnings and be reported net of income tax as a separate component of stockholders' equity. The market value of $3.2 million at March 31, 1999 and $3.7 million at December 31, 1998 exceeded the aggregate cost basis of the Company's portfolio by $1.0 million and $1.55 million, respectively. As noted below, the Company has entered into an agreement to sell this investment at a price which currently exceeds market value.

In August 1998, the Company entered into an agreement to sell its investment in FPU for $16.50 per share to The Southern Company. The execution of the agreement is contingent on the approval of the Securities and Exchange Commission. If regulatory approval is received, the Company will recognize a $1.4 million pre-tax gain or $863,000, after taxes.

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

(A) DOVER GAS LIGHT SITE
The Dover site has been listed by the Environmental Protection Agency Region III ("EPA") on the Superfund National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). In 1994, the EPA issued the site Record of Decision ("ROD"), which selected a remedial plan and estimated the costs of the selected remedy at $2.7 million for ground-water remediation and $3.3 million for soil remediation. In 1995, the EPA issued an order to the Company under Section 106 of CERCLA (the "Order"), requiring the Company to fund or implement the ROD. The Order was also issued to General Public Utilities Corporation, Inc. ("GPU"), which both the EPA and the Company believe is liable under CERCLA. Other potentially responsible parties ("PRPs") such as the State of Delaware were not ordered to perform the ROD. Although notifying the EPA of objections to the Order, the Company agreed to comply. GPU informed the EPA that it did not intend to comply with the Order. The EPA may seek judicial enforcement of its Order, as well as significant financial penalties for failure to comply. Additional information pertaining to remediation costs, investigations related to additional parties who may be PRPs and/or litigation initiated by the Company can be found in the Company's annual report on Form 10-K for the year ended December 31, 1998 (see the "Environmental - Dover Gas Light Site" section, beginning on page
11).

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

During the fourth quarter of 1998 the Company completed the first element of the soil remediation. Over the next twelve to eighteen months the Company will finalize the remaining two elements of the soil remediation and initiate the ground-water remedial activities.

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

The Company cannot predict which ground-water remediation method will be selected by the EPA and accordingly, has adjusted its accrual to $2.1 million at December 31, 1998 for the Dover site, as well as a regulatory asset for an equivalent amount. Of this amount, $1.5 million is for ground-water remediation and $600,000 is for the remaining soil remediation. The $1.5 million represents the low end of the ground-water remedy estimates described above. The Company is currently engaged in investigations related to additional parties who may be PRPs. Based upon these investigations, the Company will consider suit against other PRPs. The Company expects continued negotiations with PRPs in an attempt to resolve these matters.

As of March 31, 1999, the Company has incurred approximately $6.7 million in costs relating to environmental testing and remedial action studies. In 1990, the Company entered into settlement agreements with a number of insurance companies resulting in proceeds to fund actual environmental costs incurred over a five to seven-year period beginning in 1990. The final insurance proceeds were requested and received in 1992. In December 1995, the Delaware Public Service Commission authorized a process to review and provide recovery of all current and future unrecovered environmental costs incurred by means of a rider (supplement) to base rates, applicable to all firm service customers. As of March 31, 1999, $874,000 of environmental costs is not included in the December 1, 1998 rider. With the rider mechanism established, it is management's opinion that these costs and any future costs, net of the deferred income tax benefit, will be recoverable in rates. For additional information pertaining to the rider, refer to the "Environmental - Dover Gas Light Site" section of the Company's annual report on Form 10-K for the year ended December 31, 1998, beginning on page 11.

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

The estimated cost of the remaining remediation is approximately $136,000 per year for operating expenses for a period of five years. Based on these estimated costs, the Company adjusted its liability and deferred regulatory asset to $600,000 on December 31, 1998, to cover the Company's projected remediation costs for this site. As of March 31, 1999, the Company has incurred approximately $2.6 million for remedial actions and environmental studies. In January 1990, the Company entered into settlement agreements with a number of insurance companies resulting in proceeds to fund actual environmental costs incurred over a three to five-year period beginning in 1990. The final insurance proceeds were requested and received in 1992. In December 1995, the Maryland Public Service Commission approved recovery of all environmental costs incurred through September 30, 1995 less amounts previously amortized and insurance proceeds. The amount approved for a 10-year amortization period was $964,251. Of the $2.6 million in costs reported above, approximately $794,000 has not been recovered through insurance proceeds or received ratemaking treatment. It is management's opinion that these and any future costs incurred will be recoverable in rates.

(C) WINTER HAVEN COAL GAS SITE
In May 1996, the company filed an Air Sparging and Soil Vapor Extraction Pilot Study Work Plan for the Winter Haven site with the Florida Department of Environmental Protection ("FDEP"). The Work Plan described the Company's proposal to undertake an Air Sparging and Soil Vapor Extraction ("AS/SVE") pilot study to evaluate at the site. After discussions with the FDEP, the Company filed a modified AS/SVE Pilot Study Work Plan, the description of the scope of work to complete the site assessment activities and a report describing a limited sediment investigation performed in 1997. The FDEP responded by requesting additional field investigation work, which was completed during the first quarter of 1999. In addition, the FDEP approved the AS/SVE Pilot Study Work Plan, which the Company expects to begin during June 1999. It is not possible to determine what remedial action will be required by FDEP and the cost of such remediation.

The Company has spent and received recovery through rates charged to customers of approximately $699,000 on these investigations as of March 31, 1999. The Florida Public Service Commission has allowed the Company to continue to accrue for future environmental costs. At March 31, 1999, Chesapeake had $517,000 accrued to recover future costs, which might be incurred. It is management's opinion that these and future costs, if any above this level, will also be recoverable in rates.

5. RECENT ACCOUNTING PRONOUNCEMENTS

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

The Emerging Issues Task Force released Issue 98-10, "Accounting for Energy Trading and Risk Management Activities", effective January 1, 1999. The Company records its use of derivatives in accordance with the standard by marking open positions to market value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1999

CONSOLIDATED OVERVIEW
The Company recognized net income of $4.9 million - $.97 per share - for the first quarter of 1999, representing an increase in income of $942,000, or $.17 per share, as compared to the corresponding period in 1998. As indicated in the following table, the increase in income is primarily due to greater Earnings Before Interest and Taxes ("EBIT") from the propane and natural gas segments. The increases are primarily due to colder temperatures during the first quarter of 1999. Based on heating degree days, temperatures in the Company's northern service territories were 17% colder than the same period in 1998 although they were still 9% warmer than normal. The impact of weather on the specific seg-ments of the Company is discussed below.

---------------------------------------------------------------------------------------
 FOR THE THREE MONTHS ENDED MARCH 31,               1999          1998         Change
---------------------------------------------------------------------------------------
 Earnings Before Interest & Taxes
   Natural Gas Distribution & Transmission      $ 5,190,513   $ 4,680,780   $   509,733
   Propane Distribution & Marketing               3,215,464     2,106,164     1,109,300
   Advanced Information Services                    262,849       267,914        (5,065)
   Other & Eliminations                             127,297       116,151        11,146
---------------------------------------------------------------------------------------
 EBIT                                             8,796,123     7,171,009     1,625,114

 Operating Income Taxes                           3,027,748     2,426,791       600,957
 Interest                                           898,618       854,007        44,611
 Non-Operating Income, net                           73,226       110,391       (37,165)
---------------------------------------------------------------------------------------
 Net Income                                     $ 4,942,983   $ 4,000,602   $   942,381
=======================================================================================

NATURAL GAS DISTRIBUTION AND TRANSMISSION
The natural gas distribution and transmission segment reported EBIT of $5.2 million for the first quarter of 1999 as compared to $4.7 million for the corresponding period last year - an increase of $510,000. The increase in EBIT is due an increase in gross margin somewhat offset by higher operating expenses.

---------------------------------------------------------------------------------------
 FOR THE THREE MONTHS ENDED MARCH 31,               1999          1998         Change
---------------------------------------------------------------------------------------
 Revenue                                        $24,601,898   $27,070,648   $(2,468,750)
 Cost of Gas                                     13,730,542    16,977,270    (3,246,728)
---------------------------------------------------------------------------------------
 Gross Margin                                    10,871,356    10,093,378       777,978

 Operations & Maintenance                         3,641,572     3,453,761       187,811
 Depreciation & Amortization                      1,203,840     1,112,446        91,394
 Other Taxes                                        835,431       846,391       (10,960)
---------------------------------------------------------------------------------------
 Total Operating Expenses                         5,680,843     5,412,598       268,245
---------------------------------------------------------------------------------------
 EBIT                                           $ 5,190,513   $ 4,680,780   $   509,733
=======================================================================================

Gross margin increased due to colder temperatures combined with a 4.6% growth in residential and commercial customers. Deliveries to these customers increased
9% due to the colder weather and the increased number of residential and commer-cial customers. The colder temperatures and increases in customers served contributed to a rise in margin of approximately $778,000. Also contributing to the rise in margin were increases in transportation revenue due to system ex-pansion. Although gross margin increased $778,000 from 1998 to 1999, revenue and the associated cost of gas declined due to a reduction in the price of gas. Changes in the cost of gas are passed on to customers through the purchased gas adjustment clauses in the Company's tariffs. Increases in operating expenses were driven by depreciation, employee benefits, marketing programs designed to continue building customer growth and billable service work. These are par-tially offset by decreased consulting, legal and data processing costs.

In an effort to reduce the impact of warmer temperatures in the future, the Company filed to modify the rate design in one of its jurisdictions. The proposal will increase the margins contributed by weather-sensitive customers during periods when the weather is significantly warmer and decrease margins contributed by them when the weather is significantly cooler. The proposed change is expected to be approved during the second quarter of 1999. The Company intends to make a similar filing in other temperature-sensitive jurisdictions.

PROPANE DISTRIBUTION AND MARKETING
For the first quarter of 1999, the propane segment reported earnings before interest and taxes of $3.2 million, as compared to $2.1 million for the same period last year. The $1.1 million increase in income is primarily the result of increased gross margin.

---------------------------------------------------------------------------------------
 FOR THE THREE MONTHS ENDED MARCH 31,               1999          1998         Change
---------------------------------------------------------------------------------------
 Revenue                                        $27,586,694   $30,496,244   $(2,909,550)
 Cost of Sales                                   21,574,469    25,612,947    (4,038,478)
---------------------------------------------------------------------------------------
 Gross Margin                                     6,012,225     4,883,297     1,128,928

 Operations & Maintenance                         2,300,394     2,263,160        37,234
 Depreciation & Amortization                        324,719       327,643        (2,924)
 Other Taxes                                        171,648       186,330       (14,682)
---------------------------------------------------------------------------------------
 Total Operating Expenses                         2,796,761     2,777,133        19,628
---------------------------------------------------------------------------------------
 EBIT                                           $ 3,215,464   $ 2,106,164   $ 1,109,300
=======================================================================================

The increase in gross margin is due primarily to a $1.2 million increase in distribution margins offset by a $67,000 reduction in wholesale marketing margins. Distribution gross margin increased primarily due to colder temperatures during the first quarter of 1999 when compared to the same period last year. The change in temperatures resulted in a 16% increase in propane gallons distributed. The impact of colder temperatures combined with increases in customers served contributed to a rise in margin of approximately $1.1 million. Lower wholesale propane supply costs helped to increase the distribu-tion margins earned per gallon sold. Wholesale marketing margins were slightly lower than those experienced during the first quarter of 1998 due to the lack of price volatility in the wholesale propane market. Operating expenses increased slightly due to increased marketing, employee benefits and delivery expenses for the distribution operation.

ADVANCED INFORMATION SERVICES
The advanced information services segment recognized an EBIT of $263,000 and $268,000 for the quarters ended March 31, 1999 and 1998, respectively. The 2% decrease in EBIT is attributable to an increase in expenses.

---------------------------------------------------------------------------------------
 FOR THE THREE MONTHS ENDED MARCH 31,               1999          1998         Change
---------------------------------------------------------------------------------------
 Revenue                                        $ 3,008,350   $ 2,278,259   $   730,091
 Cost of Sales                                    1,514,382     1,117,386       396,996
---------------------------------------------------------------------------------------
 Gross Margin                                     1,493,968     1,160,873       333,095

 Operations & Maintenance                         1,030,299       733,215       297,084
 Depreciation & Amortization                         58,478        41,658        16,820
 Other Taxes                                        142,342       118,086        24,256
---------------------------------------------------------------------------------------
 Total Operating Expenses                         1,231,119       892,959       338,160
---------------------------------------------------------------------------------------
 EBIT                                           $   262,849   $   267,914   $    (5,065)
=======================================================================================

Higher revenues are primarily due to increased consulting and training services, partially offset by a reduction in placement service revenues. Operating expenses increased primarily in the areas of compensation due to staffing increases and employee benefits. Depreciation is also higher primarily due to computer equipment purchases to support increased attendance in training classes and increased staffing.

OPERATING INCOME TAXES
Operating income taxes increased due to the increase in operating income.

COMPREHENSIVE INCOME
The Company has disclosed an unrealized loss on the sale of marketable securities of $233,000, reflecting a market price of $14.75 at March 31, 1999 as compared to a sale price of $16.50 at December 31, 1998, related to its investment in Florida Public Utilities Company ("FPU"). The investment is classified as "Available for Sale" (see Note 3 to the Consolidated Financial Statements). As previously discussed, in August 1998, the Company entered into an agreement with The Southern Company to sell its investment in FPU for $16.50 per share. If the sale is consummated, the Company will recognize a non-recurring, after tax gain of approximately $863,000, which represents the difference between the sale price and Chesapeake's cost basis.

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


FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements reflect the capital-intensive nature of its business and are attributable principally to its construction program and the retirement of its outstanding debt. The Company relies on funds provided by operations and short-term borrowing to meet normal working capital requirements and temporarily finance capital expenditures. During the first three months of 1999, the Company's net cash flow provided by operating activities, net cash used by investing activities and net cash used by financing activities were approximately $13.9 million, $3.2 million and $9.0 million, respectively. Due to the seasonal nature of the Company's business, there are substantial var-iations in the results of operations reported on a quarterly basis.

The Board of Directors has authorized the Company to borrow up to $20 million from various banks and trust companies. As of March 31, 1999, the Company had three unsecured bank lines of credit, totaling $28 million. Funds provided from these lines of credit are used for short-term cash needs to meet seasonal working capital requirements and to fund portions of its capital expenditures. The outstanding balances of short-term borrowing at March 31, 1999 and December 31, 1998 were $4.5 and $11.6 million, respectively.

During the three months ended March 31, 1999 and March 31, 1998, net property, plant and equipment expenditures were approximately $3.2 and $1.9 million, respectively. Chesapeake has budgeted $23.8 million for capital expenditures during 1999. This amount includes $19.9 million for natural gas distribution and transmission; $1.9 million for propane distribution and marketing; $336,000 for advanced information services; and $1.7 million for general plant. The natural gas expenditures are for expansion and improvement of facilities in existing service territories and improvement and expansion of the pipeline system, specifically, the construction of eight miles of pipeline to provide additional firm transportation capacity to two existing customers. The propane expenditures are to support customer growth and the replacement of older equipment. The advanced information services expenditures are for computer hardware, software and related equipment. General expenditures are for building improvements, computer software and hardware. Financing for the 1999 con-struction program is expected to be provided from short-term borrowing and cash from operations. The construction program is subject to continuous review and modification. Actual construction expenditures may vary from the above estimates due to a number of factors including inflation, changing economic conditions, regulation, sales growth and the cost and availability of capital.

Chesapeake has budgeted $2.2 million for environmental related expenditures during 1999 and expects to incur additional expenditures in future years (see
Note 5 to the Consolidated Financial Statements), a portion of which may need to be financed through external sources. Management does not expect such financing to have a material adverse effect on the financial position or capital resources of the Company.

The Company is continually evaluating new business opportunities and acquisitions, some of which may require the Company to obtain financing. Management will consider the impact of any such financing on the Company's financial position in its evaluation of the business opportunity or acquisi-tion. Such financing are not expected to have a material adverse effect on the financial position or capital resources of the Company.

As of March 31, 1999, common equity represented 62.2% of permanent capitalization, compared to 60.0% as of December 31, 1998. The Company remains committed to maintaining a sound capital structure and strong credit ratings in order to provide the financial flexibility needed to access the capital markets when required. This commitment, along with adequate and timely rate relief for the Company's regulated operations, helps to ensure that the Com-pany will be able to attract capital from outside sources at a reasonable cost.


OTHER MATTERS

THE YEAR 2000
Chesapeake is dependent upon a variety of information systems to operate efficiently and effectively. In order to address the impact of the Year 2000 ("Year 2000" or "Y2K") on its information systems, Chesapeake is in the process of evaluating and remediating any deficiencies. The Company's evaluation of its readiness and the potential impact of the Year 2000 on its systems have been separated into five components: primary internal applications, embedded sys-tems, vendors/suppliers, end-user computing systems and customers.

-- Chesapeake's primary internal applications include company maintained software systems for its financial information; natural gas customer information and billing; and propane customer information, billing and delivery. The Company completed testing of these three applications in 1998 and deems them Year 2000 ready.

-- Embedded systems include the supervisory control and data acquisition ("SCADA") system for the natural gas transmission segment, telecommunications, metering and other facilities related systems. Chesapeake has currently identified 64 vendors that support the Company's embedded systems. During the first quarter of 1999, no additional vendors or embedded systems were identified. Chesapeake continues to review for additional vendors and/or embedded systems and expects to finalize the review during the second quarter of 1999. The Company has prioritized these vendors into three potential impact classifications: 15 high impact vendors, supporting items such as the SCADA system; 19 medium impact vendors, supporting systems such as telecommunications; and 30 low impact vendors, supporting items such as copiers and postage meters. The Company has been testing these systems and has contacted all of the vendors currently identified, with 85% responding. Of the vendors contacted, a total of 20 vendors - four high impact, six medium impact and ten low impact vendors - indicated they were Y2K ready. The Company has been either working with vendors to reach a state of readiness with the applicable systems or has changed to vendors or systems that are Y2K ready. The SCADA system, the most critical embedded system, is scheduled to be Y2K ready during the second quarter of 1999. Chesapeake will continue to follow up with vendors that are not Y2K ready and will consider alternate providers as necessary to the extent available.

-- Chesapeake has identified 101 vendors/suppliers that supply the Company with products and services that impact various elements of the Company's business. The Company has classified these vendors into three impact classifications: 27 high impact vendors such as suppliers of natural gas or propane; 31 medium impact vendors such as regional communication vendors; and 43 low impact vendors. The Company has requested a Y2K status statement from each of these vendors. The

Company has received 72 responses, which indicated that nine medium impact and 13 low impact vendors were Y2K ready. The Company will continue to follow up with vendors that are not Y2K ready and will consider alternate providers as necessary to the extent available.

-- End-user computing systems are upgraded periodically through the Company's ongoing replacement program. Chesapeake's personal computers and local area network are Year 2000 ready. The Company's PC-based and network-based software is also Y2K ready.

-- Customers, primarily industrial interruptible natural gas customers, must ensure that their plant controls are Year 2000 ready for their alternative fuel. The Company has identified 107 interruptible customers and will finalize contacting them during the second quarter of 1999. The Company will take into account the results of the survey in developing the natural gas contingency plan.

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

The Company relies on the producers of natural gas and suppliers of interstate transportation capacity to deliver natural gas to the Company's natural gas delivery systems. The Company is also dependent on propane producers, suppliers and railroad facilities to receive propane supply. Chesapeake is also dependent on various suppliers of communication services. Should any of these critical vendors fail, the impact of any such failure could become a significant challenge to the Company's ability to meet the demands of its customers, to operate its delivery systems and to communicate with its customers. It could also have a material adverse financial impact, including but not limited to, lost sales revenues, increased operating costs and claims from customers related to business interruptions. The Company's Year 2000 evaluation process is addressing each of these risks and the required remediation. The Company is developing its contingency plan for the Year 2000, which will address various alternatives and will include assessing a variety of scenarios that could emerge and require the Company to react. Chesapeake expects to have its con-tingency plan finalized by the end of the second quarter of 1999. The contin-gency plan will continue to be modified as warranted by changing events.

Chesapeake has incurred approximately $200,000 as of March 31, 1999 to address Year 2000 issues. Estimated costs to complete Chesapeake's Y2K embedded system readiness are $100,000. Until the Company has completed further analysis of the impact of the Year 2000 issue on its embedded systems, vendors/suppliers, end-user computing systems, customers and contingency planning, it is unable to estimate any additional costs it may incur as a result of its efforts.

Presently, no Year 2000-impacted internal applications or embedded systems have been identified that cannot be upgraded or modified within acceptable time frames. The target date for completion of all Year 2000-related activities remains at mid-1999.

CAUTIONARY STATEMENT
We make statements in this report and elsewhere that are considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not matters of historical fact. Sometimes they contain words such as "believes," "expects," "intends," "plans," "will," or "may," and other similar words. These statements relate to such topics as customer growth, increases in revenues or margins, Year 2000 readiness, regulatory approvals, market risk associated with the Company's new propane marketing operation, the competitive position of the Company and other matters. It is important to understand that these forward-looking statements are not guarantees, but are subject to certain risks and uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, among other things:

-- the seasonality and temperature sensitivity of Chesapeake's natural gas and propane businesses (that is, the Company's earnings vary depending on the season and, in the winter months, how cold the weather is);

-- consumption patterns of the Company's existing and expected customers in these businesses;

-- the wholesale price of propane and market movements in these prices, which affect both the margins in the Company's propane business and the profitability of the propane marketing operation;

-- the relative price of alternative energy sources, to which some of Chesapeake's customers have access;

-- the effects of competition on both unregulated and regulated businesses;

-- the ability of the natural gas segment to attract new customers in an open access environment;

-- the ability of the Company's existing, new and planned facilities to generate expected revenues;

-- the Company's ability to obtain the rate relief requested from utility regulators and the timing of that rate relief; and

-- the Company's ability to identify and address Year 2000 issues successfully, in a timely manner and at a reasonable cost, as well as the ability of the Company's vendors, suppliers, and other service providers and customers to successfully address their own Year 2000 issues in a timely manner.

RECENT ACCOUNTING PRONOUNCEMENTS
Derivatives - SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company believes that adoption of this statement will not have a material impact on the Company's financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the potential loss arising from adverse changes in market rates and prices. The Company's long-term debt consists of first mortgage bonds, senior notes and convertible debentures. All of Chesapeake's long-term debt is fixed rate debt and was not entered into for trading purposes. The carrying value of Chesapeake's long-term debt at March 31, 1999 was $37.1 million. The fair value was $39.7 million, based mainly on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The Company is exposed to changes in interest rates as a result of financing through its issuance of fixed rate long-term debt. The Company evaluates whether to refinance existing debt or permanently finance existing short-term borrowing based on the fluctuation in interest rates.

At March 31, 1999, the wholesale propane marketing operation was a party to natural gas liquids ("NGL") forward contracts, primarily propane contracts, with various third parties. These contracts require that the wholesale propane marketing operation purchase or sell NGL at a fixed price at fixed future dates. At expiration, the contracts are settled by the delivery of NGL to the respective party. The wholesale propane marketing operation also enters into futures contracts that are traded on the New York Mercantile Exchange. In certain cases, the futures contracts are settled by the payment of a net amount equal to the difference between the current market price of the futures contract and the original contract price.

The forward and futures contracts are entered into for trading and wholesale marketing purposes. The wholesale propane marketing operation is subject to commodity price risk on their open positions to the extent that NGL market prices deviate from fixed contract settlement amounts. Market risks associated with the trading of futures and forward contracts are monitored daily for com-pliance with Chesapeake's Risk Management Policy, which includes volumetric limits for open positions. In order to manage exposures to changing market prices, open positions are marked to market and reviewed by oversight officials on a daily basis. Additionally, the Risk Management Committee reviews periodic reports on market and credit risk, approves any exceptions to the Risk Manage-ment policy (within the limits established by the Board of Directors) and authorizes the use of any new types of contracts. Listed below is quantitative information on the forward and futures contracts at March 31, 1999. All of the contracts mature during 1999.

-------------------------------------------------------------------------
                           Quantity       Estimated      Weighted Average
 At March 31, 1999        in gallons    Market Prices     Contract Prices
-------------------------------------------------------------------------
 Forward Contracts
 Sale                     14,187,600   $0.2575 - $0.2750      $0.2729
 Purchase                 10,101,000   $0.2575 - $0.2750      $0.2702

 Futures Contracts
 Sale                            -     $0.2575 - $0.2750          -
 Purchase                  4,410,000   $0.2575 - $0.2750      $0.2399
-------------------------------------------------------------------------
 Estimated market prices and weighted average contract prices are in dollars per gallon.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
        See Note 4 to the Consolidated Financial Statements

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None

ITEM 5. OTHER INFORMATION
        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        Exhibit 10 - Form of Executive Employment Agreement dated January 1, 1999, by and between Chesapeake Utilities Corporation and Ralph J. Adkins is filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CHESAPEAKE UTILITIES CORPORATION



/s/ Michael P. McMasters
---------------------------------
Michael P. McMasters
Vice President, Treasurer and Chief Financial Officer


Date: May 11, 1999