Form 10-Q
period 1999-06-30
CHESAPEAKE UTILITIES CORP
filed 1999-08-12
CIK 19745

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                         _______________________________
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended:  June 30, 1999
                                               -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______


                        COMMISSION FILE NUMBER: 001-11590


                        CHESAPEAKE UTILITIES CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)


                   DELAWARE                       51-0064146
     -----------------------------------     --------------------
     (State  of  other  jurisdiction  of      (I.R.S.  Employer
       incorporation  or  organization)      Identification  No.)


                 909 SILVER LAKE BOULEVARD, DOVER, DELAWARE 19904
             -------------------------------------------------------
          (Address of principal executive offices, including Zip Code)


                                 (302) 734-6799
                       ----------------------------------
              (Registrant's Telephone Number, including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes  [X]    No  [ ]

  Common Stock, par value $.4867 - 5,139,498 shares issued as of June 30, 1999.


                                 TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . 1

 Item 1.    Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . 1

  Consolidated Statements of Income and Consolidated Statements
  of Comprehensive Income - Three Months Ended June 30, 1999 and 1998 . . . . . .  1

  Consolidated Statements of Income and Consolidated Statements
  of Comprehensive Income - Six Months Ended June 30, 1999 and 1998 . . . . . . .  2

  Consolidated Statements of Cash Flows - Six Months Ended June 30, 1999 and 1998  3

  Consolidated Balance Sheets - June 30, 1999 and December 31, 1998 . . . . . . .  4

  Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . .  6

 Item 2.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations . . . . . . . . . . . . . . . . . . . . . . . .  9

  Results of Operations for the Quarter Ended June 30, 1999 . . . . . . . . . . .  9

  Results of Operations for the Six Months Ended June 30, 1999. . . . . . . . . . 11

  Financial Position, Liquidity and Capital Resources . . . . . . . . . . . . . . 13

  Other Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

 Item 3.    Quantitative and Qualitative Disclosures about Market Risk. . . . . . 16

PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19

                         PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS


 CHESAPEAKE  UTILITIES  CORPORATION  AND  SUBSIDIARIES

 CONSOLIDATED  STATEMENTS  OF  INCOME  (UNAUDITED)
----------------------------------------------------------------
 FOR THE THREE MONTHS ENDED JUNE 30,       1999         1998
----------------------------------------------------------------
 OPERATING REVENUES. . . . . . . . .    $46,851,305  $43,594,944
 COST OF SALES . . . . . . . . . . .     35,221,923   33,309,758
----------------------------------------------------------------
 GROSS MARGIN. . . . . . . . . . . .     11,629,382   10,285,186
----------------------------------------------------------------
 OPERATING EXPENSES
 Operations. . . . . . . . . . . . .      6,548,966    6,203,139
 Maintenance . . . . . . . . . . . .        428,183      532,539
 Depreciation and amortization . . .      1,658,836    1,521,802
 Other taxes . . . . . . . . . . . .      1,008,566      963,097
 Income taxes. . . . . . . . . . . .        430,320      102,507
----------------------------------------------------------------
 Total operating expenses. . . . . .     10,074,871    9,323,084
----------------------------------------------------------------
 OPERATING INCOME. . . . . . . . . .      1,554,511      962,102
 OTHER INCOME, NET . . . . . . . . .         74,471       89,187
----------------------------------------------------------------
 INCOME BEFORE INTEREST CHARGES. . .      1,628,982    1,051,289
 INTEREST CHARGES. . . . . . . . . .        832,879      787,538
----------------------------------------------------------------
 NET INCOME. . . . . . . . . . . . .    $   796,103  $   263,751
================================================================

 EARNINGS PER SHARE OF COMMON STOCK:
 BASIC . . . . . . . . . . . . . . .    $      0.16  $      0.05
----------------------------------------------------------------
 DILUTED . . . . . . . . . . . . . .    $      0.15  $      0.05
----------------------------------------------------------------


 CONSOLIDATED  STATEMENTS  OF  COMPREHENSIVE  INCOME  (UNAUDITED)
----------------------------------------------------------------
 FOR THE THREE MONTHS ENDED JUNE 30,           1999       1998
----------------------------------------------------------------
 NET INCOME. . . . . . . . . . . . . . . .  $  796,103  $263,751
 UNREALIZED GAIN ON MARKETABLE SECURITIES,
 NET OF INCOME TAXES . . . . . . . . . . .     233,312   198,697
----------------------------------------------------------------
 TOTAL COMPREHENSIVE INCOME. . . . . . . .  $1,029,415  $462,448
================================================================

 The  accompanying  notes  are  an  integral part of these financial statements.


 CHESAPEAKE  UTILITIES  CORPORATION  AND  SUBSIDIARIES

 CONSOLIDATED  STATEMENTS  OF  INCOME  (UNAUDITED)
------------------------------------------------------------------
 FOR THE SIX MONTHS ENDED JUNE 30,          1999          1998
------------------------------------------------------------------
 OPERATING REVENUES. . . . . . . . .    $102,497,377  $103,764,046
 COST OF SALES . . . . . . . . . . .      72,315,133    77,175,201
------------------------------------------------------------------
 GROSS MARGIN. . . . . . . . . . . .      30,182,244    26,588,845
------------------------------------------------------------------
 OPERATING EXPENSES
 Operations. . . . . . . . . . . . .      13,076,947    12,173,257
 Maintenance . . . . . . . . . . . .         847,335     1,011,651
 Depreciation and amortization . . .       3,296,832     3,034,375
 Other taxes . . . . . . . . . . . .       2,180,176     2,133,944
 Income taxes. . . . . . . . . . . .       3,458,068     2,529,298
------------------------------------------------------------------
 Total operating expenses. . . . . .      22,859,358    20,882,525
------------------------------------------------------------------
 OPERATING INCOME. . . . . . . . . .       7,322,886     5,706,320
 OTHER INCOME, NET . . . . . . . . .         147,697       199,577
------------------------------------------------------------------
 INCOME BEFORE INTEREST CHARGES. . .       7,470,583     5,905,897
 INTEREST CHARGES. . . . . . . . . .       1,731,497     1,641,544
------------------------------------------------------------------
 NET INCOME. . . . . . . . . . . . .    $  5,739,086  $  4,264,353
==================================================================

 EARNINGS PER SHARE OF COMMON STOCK:
 BASIC . . . . . . . . . . . . . . .    $       1.12  $       0.85
------------------------------------------------------------------
 DILUTED . . . . . . . . . . . . . .    $       1.09  $       0.83
------------------------------------------------------------------


 CONSOLIDATED  STATEMENTS  OF  COMPREHENSIVE  INCOME  (UNAUDITED)
------------------------------------------------------------------
 FOR THE SIX MONTHS ENDED JUNE 30,             1999        1998
------------------------------------------------------------------
 NET INCOME. . . . . . . . . . . . . . . .  $5,739,086  $4,264,353
 UNREALIZED GAIN ON MARKETABLE SECURITIES,
 NET OF INCOME TAXES . . . . . . . . . . .           -     383,084
------------------------------------------------------------------
 TOTAL COMPREHENSIVE INCOME. . . . . . . .  $5,739,086  $4,647,437
==================================================================

 The  accompanying  notes  are  an  integral part of these financial statements.


 CHESAPEAKE  UTILITIES  CORPORATION  AND  SUBSIDIARIES

 CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)
----------------------------------------------------------------------------------------
 FOR THE SIX MONTHS ENDED JUNE 30,                               1999           1998
----------------------------------------------------------------------------------------
 OPERATING ACTIVITIES
 Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $  5,739,086   $ 4,264,353
 Adjustments to reconcile net income to net operating cash:
   Depreciation and amortization. . . . . . . . . . . . . . .   3,658,483     3,392,447
   Deferred income taxes, net . . . . . . . . . . . . . . . .    (883,899)     (898,931)
   Investment tax credit adjustments. . . . . . . . . . . . .     (16,601)      (22,526)
   Mark-to-market adjustments . . . . . . . . . . . . . . . .      33,855      (325,699)
   Employee benefits. . . . . . . . . . . . . . . . . . . . .      57,398       218,076
   Employee compensation from lapsing stock restrictions. . .      35,520        59,922
   Other, net . . . . . . . . . . . . . . . . . . . . . . . .      41,635        26,160
 Changes in assets and liabilities:
   Accounts receivable, net . . . . . . . . . . . . . . . . .     222,951     3,492,595
   Inventory, materials, supplies and storage gas . . . . . .     772,431     2,306,045
   Other current assets . . . . . . . . . . . . . . . . . . .     630,782       (31,838)
   Other deferred charges . . . . . . . . . . . . . . . . . .     343,267      (327,659)
   Accounts payable, net. . . . . . . . . . . . . . . . . . .   1,867,404    (6,862,584)
   Refunds payable to customers . . . . . . . . . . . . . . .     (13,758)     (100,333)
   Overrecovered purchased gas costs. . . . . . . . . . . . .   2,239,032     1,861,725
   Other current liabilities. . . . . . . . . . . . . . . . .   3,861,696     3,577,168
----------------------------------------------------------------------------------------
 Net cash provided by operating activities. . . . . . . . .    18,589,282    10,628,921
----------------------------------------------------------------------------------------

 INVESTING ACTIVITIES
 Property, plant and equipment expenditures, net. . . . . .    (7,336,408)   (4,740,118)
----------------------------------------------------------------------------------------
 Net cash used by investing activities. . . . . . . . . . .    (7,336,408)   (4,740,118)
----------------------------------------------------------------------------------------

 FINANCING ACTIVITIES
 Common stock dividends net of amounts reinvested of
 $219,808 and $206,024, respectively. . . . . . . . . . . .    (2,332,631)   (2,022,068)
 Issuance of stock:
   Dividend Reinvestment Plan optional cash . . . . . . . . .      93,755        90,433
   Retirement Savings Plan. . . . . . . . . . . . . . . . . .     420,236       207,949
 Net repayment under line of credit agreements. . . . . . .    (7,100,000)   (5,500,010)
 Repayments of long-term debt . . . . . . . . . . . . . . .    (1,268,025)     (791,326)
----------------------------------------------------------------------------------------
 Net cash used by financing activities. . . . . . . . . . .   (10,186,665)   (8,015,022)
----------------------------------------------------------------------------------------

 NET INCREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . .  $  1,066,209   $(2,126,219)
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD . . . . .     2,598,084     4,829,176
----------------------------------------------------------------------------------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . . . . .  $  3,664,293   $ 2,702,957
========================================================================================

 The  accompanying  notes  are  an  integral  part  of  these  financial  statements.


 CHESAPEAKE  UTILITIES  CORPORATION  AND  SUBSIDIARIES

 CONSOLIDATED  BALANCE  SHEETS
------------------------------------------------------------------------------------------
                                                               JUNE 30,      DECEMBER 31,
                                                                 1999            1998
 ASSETS                                                       (UNAUDITED)     (AUDITED)
------------------------------------------------------------------------------------------
 PROPERTY, PLANT AND EQUIPMENT
 Natural gas distribution and transmission. . . . . . . . .  $122,724,609   $ 117,232,506
 Propane gas distribution and marketing . . . . . . . . . .    27,391,027      27,287,807
 Advanced information services. . . . . . . . . . . . . . .     1,309,744       1,087,910
 Other plant. . . . . . . . . . . . . . . . . . . . . . . .     8,240,455       7,382,965
------------------------------------------------------------------------------------------
 Total property, plant and equipment. . . . . . . . . . . .   159,665,835     152,991,188
 Less:  Accumulated depreciation and amortization . . . . .   (51,586,674)    (48,725,412)
------------------------------------------------------------------------------------------
 Net property, plant and equipment. . . . . . . . . . . . .   108,079,161     104,265,776
------------------------------------------------------------------------------------------

 INVESTMENTS. . . . . . . . . . . . . . . . . . . . . . . .     4,164,660       4,165,194
------------------------------------------------------------------------------------------

 CURRENT ASSETS
 Cash and cash equivalents. . . . . . . . . . . . . . . . .     3,664,293       2,598,084
 Accounts receivable (less allowance for uncollectibles of
 $239,204 and $302,513 in 1999 and 1998, respectively). . .    14,604,449      14,861,255
 Materials and supplies, at average cost. . . . . . . . . .     1,773,554       1,728,513
 Propane inventory, at average cost . . . . . . . . . . . .     1,564,779       1,787,038
 Storage gas prepayments. . . . . . . . . . . . . . . . . .     1,557,392       2,152,605
 Underrecovered purchased gas costs . . . . . . . . . . . .             -       1,552,265
 Income taxes receivable. . . . . . . . . . . . . . . . . .             -         344,311
 Deferred income taxes. . . . . . . . . . . . . . . . . . .       745,712               -
 Prepaid expenses . . . . . . . . . . . . . . . . . . . . .       965,813       1,596,595
------------------------------------------------------------------------------------------
 Total current assets . . . . . . . . . . . . . . . . . . .    24,875,992      26,620,666
------------------------------------------------------------------------------------------

 DEFERRED CHARGES AND OTHER ASSETS
 Environmental regulatory assets. . . . . . . . . . . . . .     2,653,980       2,700,000
 Environmental expenditures . . . . . . . . . . . . . . . .     3,419,252       3,418,166
 Other deferred charges and intangible assets . . . . . . .     3,583,998       4,063,811
------------------------------------------------------------------------------------------
 Total deferred charges and other assets. . . . . . . . . .     9,657,230      10,181,977
------------------------------------------------------------------------------------------

 TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . .  $146,777,043   $ 145,233,613
==========================================================================================

 The  accompanying  notes  are  an  integral  part  of  these  financial  statements.


 CHESAPEAKE  UTILITIES  CORPORATION  AND  SUBSIDIARIES

 CONSOLIDATED  BALANCE  SHEETS
------------------------------------------------------------------------------------------
                                                               JUNE 30,      DECEMBER 31,
                                                                 1999            1998
 CAPITALIZATION AND LIABILITIES                               (UNAUDITED)     (AUDITED)
------------------------------------------------------------------------------------------
 CAPITALIZATION
 Stockholders' equity
 Common Stock, par value $.4867 per share;
 (authorized 12,000,000 shares; issued 5,140,486
  and 5,093,788 shares, respectively) . . . . . . . . . . .  $  2,501,748   $   2,479,019
 Additional paid-in capital . . . . . . . . . . . . . . . .    24,967,433      24,192,188
 Retained earnings. . . . . . . . . . . . . . . . . . . . .    32,015,951      28,892,384
 Accumulated other comprehensive income . . . . . . . . . .       863,344         863,344
 Less:  Unearned compensation related to
        restricted stock awards . . . . . . . . . . . . . .       (35,521)        (71,041)
------------------------------------------------------------------------------------------
 Total stockholders' equity . . . . . . . . . . . . . . . .    60,312,955      56,355,894

 Long-term debt, net of current portion . . . . . . . . . .    35,175,000      37,597,000
------------------------------------------------------------------------------------------
 Total capitalization . . . . . . . . . . . . . . . . . . .    95,487,955      93,952,894
------------------------------------------------------------------------------------------

 CURRENT LIABILITIES
 Current portion of long-term debt. . . . . . . . . . . . .     1,638,000         520,000
 Short-term borrowing . . . . . . . . . . . . . . . . . . .     4,500,000      11,600,000
 Accounts payable . . . . . . . . . . . . . . . . . . . . .    12,938,046      11,070,642
 Refunds payable to customers . . . . . . . . . . . . . . .       622,395         636,153
 Income taxes payable . . . . . . . . . . . . . . . . . . .     2,079,672               -
 Accrued interest . . . . . . . . . . . . . . . . . . . . .     1,026,919         553,444
 Dividends payable. . . . . . . . . . . . . . . . . . . . .     1,336,526       1,273,446
 Overrecovered purchased gas costs. . . . . . . . . . . . .       686,767               -
 Deferred income taxes. . . . . . . . . . . . . . . . . . .             -          56,100
 Other accrued liabilities. . . . . . . . . . . . . . . . .     4,690,269       3,754,231
------------------------------------------------------------------------------------------
 Total current liabilities. . . . . . . . . . . . . . . . .    29,518,594      29,464,016
------------------------------------------------------------------------------------------

 DEFERRED CREDITS AND OTHER LIABILITIES
 Deferred income taxes. . . . . . . . . . . . . . . . . . .    13,177,661      13,260,282
 Deferred investment tax credits. . . . . . . . . . . . . .       750,201         766,802
 Environmental liability. . . . . . . . . . . . . . . . . .     2,653,980       2,700,000
 Accrued pension costs. . . . . . . . . . . . . . . . . . .     1,593,702       1,536,304
 Other liabilities. . . . . . . . . . . . . . . . . . . . .     3,594,950       3,553,315
------------------------------------------------------------------------------------------
 Total deferred credits and other liabilities . . . . . . .    21,770,494      21,816,703
------------------------------------------------------------------------------------------

 TOTAL CAPITALIZATION AND LIABILITIES . . . . . . . . . . .  $146,777,043   $ 145,233,613
==========================================================================================

 The  accompanying  notes  are  an  integral part of these financial statements.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

1.     QUARTERLY  FINANCIAL  DATA
The financial information of Chesapeake Utilities Corporation (the "Company") included herein is unaudited and should be read in conjunction with the Company's 1998 annual report on Form 10-K. In the opinion of management, the financial information reflects normal recurring adjustments, which are necessary for a fair presentation of the Company's interim results. Due to the seasonal nature of the Company's business, there are substantial variations in the results of operations reported on a quarterly basis; therefore, the results of operations for an interim period may not give a true indication of results for the year. Certain amounts in 1998 have been reclassified to conform with current year presentation.



-------------------------------------------------------------------------------------------
                                               THREE MONTHS ENDED       SIX MONTHS ENDED
 FOR THE PERIODS ENDED JUNE 30,                 1999        1998        1999        1998
-------------------------------------------------------------------------------------------
 CALCULATION OF BASIC EARNINGS PER SHARE:
 Net Income . . . . . . . . . . . . . . . .  $  796,103  $  263,751  $5,739,086  $4,264,353
 Weighted Average Shares Outstanding. . . .   5,134,178   5,055,237   5,121,189   5,040,043
-------------------------------------------------------------------------------------------
 BASIC EARNINGS PER SHARE . . . . . . . . .  $     0.16  $     0.05  $     1.12  $     0.85
-------------------------------------------------------------------------------------------
 CALCULATION OF DILUTED EARNINGS PER SHARE:
 RECONCILIATION OF NUMERATOR:
 Net Income Basic . . . . . . . . . . . . .  $  796,103  $  263,751  $5,739,086  $4,264,353
 Effect of 8.25% Convertible debentures . .           -           -      94,602      96,412
-------------------------------------------------------------------------------------------
 Adjusted numerator Diluted . . . . . . . .  $  796,103  $  263,751  $5,833,688  $4,360,765
-------------------------------------------------------------------------------------------
 RECONCILIATION OF DENOMINATOR:
 Weighted Shares Outstanding Basic. . . . .   5,134,178   5,055,237   5,121,189   5,040,043
 Effect of Dilutive Securities
 Stock options. . . . . . . . . . . . . . .      10,368      11,860      11,026      13,034
 8.25% Convertible debentures . . . . . . .           -           -     222,822     227,087
-------------------------------------------------------------------------------------------
 Adjusted denominator Diluted . . . . . . .   5,144,546   5,067,097   5,355,037   5,280,164
-------------------------------------------------------------------------------------------

 DILUTED EARNINGS PER SHARE . . . . . . . .  $     0.15  $     0.05  $     1.09  $     0.83
-------------------------------------------------------------------------------------------

No adjustments have been made to adjust basic earnings per share for the quarters ended June 30, 1999 and 1998 for the 8.25% convertible debentures due to their anti-dilutive effect for those periods.

3.     INVESTMENTS
The investment balance at June 30, 1999 and December 31, 1998 consists primarily of a 7.3% ownership interest in the common stock of Florida Public Utilities Company ("FPU"). The Company has classified its investment in FPU as an "Available for Sale" security, which requires that all unrealized gains and losses be excluded from earnings and be reported net of income tax as a separate component of stockholders' equity. As noted below, the Company has entered into an agreement to sell this investment.

In August 1998, the Company entered into an agreement to sell its investment in FPU for $16.50 per share to The Southern Company. The execution of the agreement is contingent on the approval of the Securities and Exchange Commission for which the Company cannot predict the timing. If regulatory approval is received, the Company will recognize a $1.4 million pre-tax gain or $863,000, after taxes.

4.     COMMITMENTS  AND  CONTINGENCIES  -  ENVIRONMENTAL  MATTERS
The Company is currently participating in the investigation, assessment and remediation of three former gas manufacturing plant sites located in different jurisdictions, including the exploration of corrective action options to remove environmental contaminants. Chesapeake entered into settlement agreements with a number of insurance companies resulting in proceeds to fund actual environmental costs incurred for two of the sites over three to seven-year periods beginning in 1990. The final insurance proceeds were requested and received in 1992. Chesapeake has received ratemaking treatment for costs incurred to date from the applicable regulatory commissions for the three sites listed below. It is management's opinion that any current or future costs that have not been recovered through insurance proceeds or rates at this time will be recoverable in future rates.

The Company has received and responded to an inquiry from the Maryland Department of the Environment regarding an investigation of hazardous substances at or about the location of a former manufactured gas plant ("MGP") in Cambridge. The Company never owned the property on which the MGP operated. After MGP operations ceased, Chesapeake acquired an adjoining property on which a gas storage tank was once operated. The successor to the MPG operator carried out a clean-up of that tank in the 1980's. The Company uses the adjoining property for other purposes and has not engaged in manufactured gas operations at Cambridge.

(A)  DOVER  GAS  LIGHT  SITE
The Dover site has been listed by the Environmental Projection Agency Region III ("EPA") on the Superfund National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act. In 1994, the EPA issued a site Record of Decision ("ROD"), which selected a remedial plan and estimated the costs of the selected remediation at $2.7 million for ground-water and $3.3 million for soil. In 1995, the EPA issued an order ("Order") requiring both the Company and General Public Utilities Corporation, Inc. ("GPU") to fund or implement the ROD. Although notifying the EPA of its objections, the Company agreed to comply with the Order. GPU informed the EPA that it did not intend to comply; therefore, the EPA may seek judicial enforcement of its Order, as well as significant financial penalties for failure to comply. In June 1996, the Company initiated litigation against GPU for contribution to the remedial costs incurred by Chesapeake in connection with complying with the ROD. At this time, management cannot predict the outcome of the litigation or the amount of proceeds to be received, if any. Additional information pertaining to remediation costs, investigations related to additional parties who may be potentially responsible parties and/or litigation initiated by the Company can be found in the Company's annual report on Form 10-K for the year ended December 31, 1998 (see the "Environmental - Dover Gas Light Site" section, beginning on page 11).

In 1996, the Company began the design phase of the ROD, on-site pre-design and investigation. In January 1998, the EPA issued a ROD Amendment, which modified the soil remediation clean-up plan to include: (1) excavation and off-site thermal treatment of the contents of the former subsurface gas holders; (2) implementation of soil vaporization extraction; and (3) pavement of the parking lot. The overall estimated clean-up cost of the site under the EPA's ROD Amendment was $4.2 million ($1.5 million for soil remediation and $2.7 million for ground-water remediation) as compared to the original ROD cleanup estimate of $6.0 million ($3.3 million for soil remediation and $2.7 million for ground-water remediation).

During the fourth quarter of 1998 the Company completed the first element of the soil remediation. Over the next twelve to eighteen months the Company will finalize the remaining two elements of the soil remediation and initiate the ground-water remedial activities.

The Company's independent consultants have prepared preliminary cost estimates of two potentially acceptable alternatives to complete the ground-water remediation activities at the site. The costs range from a low of $390,000 in capital and $37,000 per year of operating costs for 30 years for natural attenuation to a high of $4.0 million in capital and $500,000 per year in operating costs for 30 years for a pump and treat system. A decision by the EPA as to the most appropriate ground-water remediation method is likely in 1999. The capital costs necessary to begin ground-water remediation are expected to be incurred over the next twelve to eighteen months. The Company cannot predict which ground-water remediation method will be selected by the EPA and accordingly, adjusted its accrual to $2.1 million at December 31, 1998 for the Dover site, and recorded a regulatory asset for an equivalent amount. Of this amount, $1.5 million is for ground-water remediation and $600,000 is for the remaining soil remediation. The $1.5 million represents the low end of the ground-water remedy estimates described above. No changes have been made to these accrued amounts in 1999. The Company is currently engaged in investigations related to additional parties who may be potentially responsible parties ("PRPs"). Based upon these investigations, the Company will consider suit against other PRPs. The Company expects continued negotiations with PRPs in an attempt to resolve these matters.

As of June 30, 1999, the Company has incurred approximately $7.0 million in costs relating to environmental testing and remedial action studies. Of this amount, $1.1 million of incurred environmental costs have not received ratemaking treatment.

(B)  SALISBURY  TOWN  GAS  LIGHT  SITE
In cooperation with the Maryland Department of the Environment ("MDE"), the Company completed assessment of the Salisbury manufactured gas plant site, determining that there was localized ground-water contamination. During 1996, the Company completed construction and began Air Sparging and Soil-Vapor Extraction remediation procedures. Chesapeake has been reporting the remediation and monitoring results to the Maryland Department of the Environment on an ongoing basis since 1996.

The estimated cost of the remaining remediation is approximately $136,000 per year for operating expenses for a period of five years. Based on these estimated costs, the Company adjusted both its liability and related regulatory asset to $600,000 on December 31, 1998, to cover the Company's projected remediation costs for this site. As of June 30, 1999, the Company has incurred approximately $2.6 million for remedial actions and environmental studies. Of this amount, approximately $817,000 of incurred costs have not been recovered through insurance proceeds or received ratemaking treatment.

(C)  WINTER  HAVEN  COAL  GAS  SITE
In May 1996, the company filed an Air Sparging and Soil Vapor Extraction Pilot Study Work Plan for the Winter Haven site with the Florida Department of Environmental Protection ("FDEP"). The Work Plan described the Company's proposal to undertake an Air Sparging and Soil Vapor Extraction ("AS/SVE") pilot study to evaluate the site. After discussions with the FDEP, the Company filed a modified AS/SVE Pilot Study Work Plan, the description of the scope of work to complete the site assessment activities and a report describing a limited sediment investigation performed in 1997. The FDEP responded by requesting additional field investigation work, which was completed during the first quarter of 1999. In addition, the FDEP approved the AS/SVE Pilot Study Work Plan, which the Company began during June 1999. It is not possible to determine what remedial action will be required by FDEP and the cost of such remediation.

The Company has recovered all environmental costs incurred, approximately $738,000, through rates charged to customers. Additionally, the Florida Public Service Commission has allowed the Company to continue to recover amounts for future environmental costs that might be incurred. At June 30, 1999, Chesapeake had received $496,000 related to future costs, which might be incurred.

5.     RECENT  ACCOUNTING  PRONOUNCEMENTS

FASB  STATEMENTS  AND  OTHER  AUTHORITATIVE  PRONOUNCEMENTS  ISSUED
DERIVATIVE  INSTRUMENTS  AND  HEDGING  ACTIVITIES
In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, establishing accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement does not allow retroactive application to financial statements for prior periods. Chesapeake will adopt the requirements of this standard in the first quarter of 2001, as required. Originally applicable to all fiscal quarters of fiscal years beginning after June 15, 1999, the FASB has deferred application of this standard to all fiscal quarters of fiscal years beginning after June 15, 2000. The Company believes that adoption of this statement will not have a material impact on the Company's financial position or results of operations.

The Emerging Issues Task Force released Issue 98-10, "Accounting for Energy Trading and Risk Management Activities", effective January 1, 1999. The Company records its use of derivatives in accordance with the standard by marking open positions to market value.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS  FOR  THE  QUARTER  ENDED  JUNE  30,  1999

CONSOLIDATED  OVERVIEW
The Company recognized net income of $796,000 - $.16 per share - for the second quarter of 1999, representing an increase in income of $532,000, or $.11 per share, as compared to the corresponding period in 1998. As indicated in the following table, the increase in the Company's Earnings Before Interest and Taxes ("EBIT") is primarily due to increased contributions from the natural gas propane gas and advanced information services segments.


--------------------------------------------------------------------
 FOR THE THREE MONTHS ENDED JUNE 30,           1999         1998
--------------------------------------------------------------------
 Earnings Before Interest & Taxes
   Natural Gas Distribution & Transmission  $1,954,213   $1,311,362
   Propane Gas Distribution & Marketing. .    (443,730)    (781,021)
   Advanced Information Services . . . . .     418,751      337,016
   Other & Eliminations. . . . . . . . . .      55,597      197,252
--------------------------------------------------------------------
 Earnings Before Interest & Taxes. . . . .   1,984,831    1,064,609

 Operating Income Taxes. . . . . . . . . .     430,320      102,507
 Interest. . . . . . . . . . . . . . . . .     832,879      787,538
 Non-Operating Income, net . . . . . . . .      74,471       89,187
--------------------------------------------------------------------
 Net Income. . . . . . . . . . . . . . . .  $  796,103   $  263,751
====================================================================

NATURAL  GAS  DISTRIBUTION  AND  TRANSMISSION
The natural gas distribution and transmission segment reported EBIT of $1,954,000 for the second quarter of 1999 as compared to $1,311,000 for the corresponding period last year - an increase of $643,000. The rise in EBIT is primarily due an increase in gross margin.


-------------------------------------------------------------
FOR THE THREE MONTHS ENDED JUNE 30,     1999         1998
-------------------------------------------------------------
 Revenue. . . . . . . . . . . . . .  $15,974,554  $14,789,163
 Cost of Gas. . . . . . . . . . . .    8,534,536    7,972,686
-------------------------------------------------------------
 Gross Margin . . . . . . . . . . .    7,440,018    6,816,477

 Operations & Maintenance . . . . .    3,548,637    3,678,032
 Depreciation & Amortization. . . .    1,206,328    1,117,157
 Other Taxes. . . . . . . . . . . .      730,840      709,926
-------------------------------------------------------------
 Total Operating Expenses . . . . .    5,485,805    5,505,115
-------------------------------------------------------------
 Earnings Before Interest & Taxes .  $ 1,954,213  $ 1,311,362
=============================================================

Gross margin increased due to transportation revenue combined with increased deliveries to residential and commercial customers in Chesapeake's northern service territory. Higher transportation revenue is primarily attributable to a single industrial customer contracting services on a monthly basis. Deliveries to the residential and commercial customers increased 6.6%, contributing approximately $292,000 in additional margin, due to cooler temperatures and the increased number of residential and commercial customers. The reduction in operating expenses was primarily the result of lower operations and maintenance expenses offset by depreciation, marketing programs designed to continue building customer growth and billable service work.

PROPANE  GAS  DISTRIBUTION  AND  MARKETING
For the second quarter of 1999, the propane gas segment reported a loss before interest and taxes of $444,000, as compared to $781,000 for the same period last year. The $337,000 improvement is primarily the result of increased gross margin.


---------------------------------------------------------------
FOR THE THREE MONTHS ENDED JUNE 30,      1999          1998
---------------------------------------------------------------
 Revenue. . . . . . . . . . . . . .  $26,764,392   $25,774,384
 Cost of Sales. . . . . . . . . . .   24,503,285    23,825,736
---------------------------------------------------------------
 Gross Margin . . . . . . . . . . .    2,261,107     1,948,648

 Operations & Maintenance . . . . .    2,254,518     2,269,042
 Depreciation & Amortization. . . .      324,646       322,038
 Other Taxes. . . . . . . . . . . .      125,673       138,589
---------------------------------------------------------------
 Total Operating Expenses . . . . .    2,704,837     2,729,669
---------------------------------------------------------------
 Loss Before Interest & Taxes . . .  $  (443,730)  $  (781,021)
===============================================================

The increase in gross margin is due primarily to a $239,000 increase in distribution sales margins and a $133,000 increase in propane marketing margins, offset by a $60,000 reduction in other margins. Distribution gross margin increased primarily due to cooler temperatures during the second quarter of 1999 when compared to the same period last year. The change in temperatures resulted in a 15% increase in propane gallons distributed. Lower wholesale propane supply costs helped to increase the distribution margins earned per gallon sold, accounting for approximately 25% of the $239,000 increase. Operating expenses for the quarter decreased slightly due to lower maintenance, service and selling expenses offset by increased marketing, employee benefits and delivery expenses.

ADVANCED  INFORMATION  SERVICES
The advanced information services segment recognized EBIT of $419,000 and $337,000 for the quarters ended June 30, 1999 and 1998, respectively. The $82,000 increase in EBIT is attributable to an increase in margin, reduced by higher operating expenses.


-----------------------------------------------------------
FOR THE THREE MONTHS ENDED JUNE 30,     1999        1998
-----------------------------------------------------------
 Revenue. . . . . . . . . . . . . .  $3,573,799  $2,470,655
 Cost of Sales. . . . . . . . . . .   1,771,201   1,191,276
-----------------------------------------------------------
 Gross Margin . . . . . . . . . . .   1,802,598   1,279,379

 Operations & Maintenance . . . . .   1,184,984     804,839
 Depreciation & Amortization. . . .      66,448      42,116
 Other Taxes. . . . . . . . . . . .     132,415      95,408
-----------------------------------------------------------
 Total Operating Expenses . . . . .   1,383,847     942,363
-----------------------------------------------------------
 Earnings Before Interest & Taxes .  $  418,751  $  337,016
===========================================================

Higher revenues are primarily due to increased consulting services and software sales. Operating expenses increased primarily in the areas of compensation, both earnings-driven and staff-related, employee benefits and consulting services. Depreciation is also higher primarily due to computer equipment purchases to support increased attendance in training classes and increased staffing.

OPERATING  INCOME  TAXES
Operating  income  taxes  increased  due  to  the  increase in operating income.

COMPREHENSIVE  INCOME
The Company has disclosed an unrealized gain on the sale of marketable securities of $233,000 for the three months ended June 30, 1999, reflecting the change from a market price of $14.75 per share at March 31, 1999 to the agreed upon sale price of $16.50 per share at June 30, 1999. The investment is classified as "Available for Sale" (see Note 3 to the Consolidated Financial Statements). As previously discussed, in August 1998, the Company entered into an agreement with The Southern Company to sell its investment in FPU for $16.50 per share. If the sale is consummated, the Company will recognize a non-recurring, after tax gain of approximately $863,000, which represents the difference between the sale price and Chesapeake's cost basis.


RESULTS  OF  OPERATIONS  FOR  THE  SIX  MONTHS  ENDED  JUNE  30,  1999

CONSOLIDATED  OVERVIEW
The Company recognized net income of $5,739,000 - $1.12 per share - for the six months ended 1999, representing an increase of $1,475,000, or $.27 per share, as compared to net income for the first half of 1998. As indicated in the following table, the increase in the Company's Earnings Before Interest and Taxes ("EBIT") is primarily due to increased contributions from Chesapeake's three primary business units - natural gas, propane gas and advanced information services.


-------------------------------------------------------------------
 FOR THE SIX MONTHS ENDED JUNE 30,             1999         1998
-------------------------------------------------------------------
 Earnings Before Interest & Taxes
   Natural Gas Distribution & Transmission  $ 7,144,726  $5,992,142
   Propane Gas Distribution & Marketing. .    2,771,734   1,325,144
   Advanced Information Services . . . . .      681,600     604,930
   Other & Eliminations. . . . . . . . . .      182,894     313,402
-------------------------------------------------------------------
 Earnings Before Interest & Taxes. . . . .   10,780,954   8,235,618

 Operating Income Taxes. . . . . . . . . .    3,458,068   2,529,298
 Interest. . . . . . . . . . . . . . . . .    1,731,497   1,641,544
 Non-Operating Income, net . . . . . . . .      147,697     199,577
-------------------------------------------------------------------
 Net Income. . . . . . . . . . . . . . . .  $ 5,739,086  $4,264,353
===================================================================

NATURAL  GAS  DISTRIBUTION  AND  TRANSMISSION
The natural gas distribution and transmission segment reported EBIT of $7,145,000 for the first six months of 1999 as compared to $5,992,000 for the corresponding period last year - an increase of $1,153,000. The increase in EBIT is due an increase in gross margin.


-----------------------------------------------------------
FOR THE SIX MONTHS ENDED JUNE 30,     1999         1998
-----------------------------------------------------------
 Revenue. . . . . . . . . . . . .  $40,576,451  $41,859,811
 Cost of Gas. . . . . . . . . . .   22,265,077   24,949,956
-----------------------------------------------------------
 Gross Margin . . . . . . . . . .   18,311,374   16,909,855

 Operations & Maintenance . . . .    7,190,209    7,131,794
 Depreciation & Amortization. . .    2,410,168    2,229,602
 Other Taxes. . . . . . . . . . .    1,566,271    1,556,317
-----------------------------------------------------------
 Total Operating Expenses . . . .   11,166,648   10,917,713
-----------------------------------------------------------
 Earnings Before Interest & Taxes  $ 7,144,726  $ 5,992,142
===========================================================

Gross margin increased due to colder temperatures combined with a 5.6% growth in residential and commercial customers. Deliveries to these customers increased 6.3% due to the colder weather and the increased number of residential and commercial customers. The colder temperatures and increases in customers served contributed to a rise in margin of approximately $818,000. Also contributing to the rise in margin were increases in transportation revenue earned from the system expansion and industrial customers. Although gross margin increased from $16.9 million to $18.3 million from 1998 to 1999, revenue and the associated cost of gas declined due to a reduction in the price of gas. Changes in the cost of gas are passed on to customers through the purchased gas adjustment clauses in the Company's tariffs. Increases in operating expenses were driven by depreciation, employee benefits, marketing programs designed to continue building customer growth and billable service work. These are partially offset by decreased consulting, legal and data processing costs.

In an effort to reduce the impact of warmer temperatures in the future, Chesapeake filed and received approval in the state of Delaware to implement a weather normalization clause. The new margin sharing mechanism was approved May 25, 1999. It will increase the margins contributed by weather-sensitive customers during periods when the weather is significantly warmer and decrease margins contributed by them when the weather is significantly cooler. The
Company intends to make a similar filing in its Maryland jurisdiction in the third quarter.

PROPANE  GAS  DISTRIBUTION  AND  MARKETING
For the first six months of 1999, the propane gas segment reported earnings before interest and taxes of $2,772,000, as compared to $1,325,000 for the same period last year. The $1,447,000 increase is primarily the result of increased gross margin.


-----------------------------------------------------------
FOR THE SIX MONTHS ENDED JUNE 30,     1999         1998
-----------------------------------------------------------
 Revenue. . . . . . . . . . . . .  $54,351,087  $56,270,628
 Cost of Sales. . . . . . . . . .   46,077,755   49,438,683
-----------------------------------------------------------
 Gross Margin . . . . . . . . . .    8,273,332    6,831,945

 Operations & Maintenance . . . .    4,554,912    4,532,201
 Depreciation & Amortization. . .      649,365      649,681
 Other Taxes. . . . . . . . . . .      297,321      324,919
-----------------------------------------------------------
 Total Operating Expenses . . . .    5,501,598    5,506,801
-----------------------------------------------------------
 Earnings Before Interest & Taxes  $ 2,771,734  $ 1,325,144
===========================================================

The increase in gross margin is due primarily to a $1.4 million increase in distribution sales margins and a $66,000 increase in propane marketing margins, offset by a $46,000 reduction in other margins. Distribution gross margin increased primarily due to colder temperatures during the first six months of 1999 when compared to the same period last year. The change in temperatures resulted in a 15.9% increase in propane gallons distributed. Lower wholesale propane supply costs helped to increase the distribution margins earned per gallon sold - approximately 36% of the $1.4 million - resulting in a margin per gallon increase of approximately 7.5%.

ADVANCED  INFORMATION  SERVICES
The advanced information services segment recognized an EBIT of $682,000 and $605,000 for the six months ended June 30, 1999 and 1998, respectively. The $77,000 increase in EBIT is attributable to increased gross margin partially offset by increased expenses.


---------------------------------------------------------
FOR THE SIX MONTHS ENDED JUNE 30,     1999        1998
---------------------------------------------------------
 Revenue. . . . . . . . . . . . .  $6,582,149  $4,748,914
 Cost of Sales. . . . . . . . . .   3,285,583   2,308,662
---------------------------------------------------------
 Gross Margin . . . . . . . . . .   3,296,566   2,440,252

 Operations & Maintenance . . . .   2,215,283   1,538,056
 Depreciation & Amortization. . .     124,925      83,773
 Other Taxes. . . . . . . . . . .     274,758     213,493
---------------------------------------------------------
 Total Operating Expenses . . . .   2,614,966   1,835,322
---------------------------------------------------------
 Earnings Before Interest & Taxes  $  681,600  $  604,930
=========================================================

Higher revenues are primarily due to increased consulting and training services and software sales. These are partially offset by a reduction in placement service revenues. Operating expenses increased primarily in the areas of compensation, due to both increased staffing and earnings-driven compensation, employee benefits and consulting services. Depreciation is also higher primarily due to computer equipment purchases to support increased attendance in training classes and increased staffing.

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


FINANCIAL  POSITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's capital requirements reflect the capital-intensive nature of its business and are attributable principally to its construction program and the retirement of its outstanding debt. The Company relies on funds provided by operations and short-term borrowing to meet normal working capital requirements and temporarily finance capital expenditures. During the first six months of 1999, the Company's net cash provided by operating activities, net cash used by investing activities and net cash used by financing activities were approximately $18.6 million, $7.3 million and $10.2 million, respectively. Due to the seasonal nature of the Company's business, there are substantial variations in the results of operations reported on a quarterly basis.

The Company has three unsecured bank lines of credit, totaling $28 million. Under these lines of credit, the Board of Directors has authorized the Company to borrow up to $20 million from various banks and trust companies. Funds provided from these lines of credit are used for short-term cash needs to meet seasonal working capital requirements and to fund portions of its capital expenditures. The outstanding balances of short-term borrowing at June 30, 1999 and December 31, 1998 were $4.5 and $11.6 million, respectively.

During the six months ended June 30, 1999 and June 30, 1998, net property, plant and equipment expenditures were approximately $7.3 and $4.7 million, respectively. Chesapeake has budgeted $25.0 million for capital expenditures during 1999. This amount includes $21.2 million for natural gas distribution and transmission; $2.1 million for propane distribution and marketing; $336,000 for advanced information services; and $1.4 million for general plant. The natural gas expenditures are for expansion and improvement of facilities in existing service territories and improvement and expansion of the pipeline system, specifically, the construction of eight miles of pipeline to provide additional firm transportation capacity to two existing customers. The propane expenditures are to support customer growth and the replacement of older equipment. The advanced information services expenditures are for computer hardware, software and related equipment to support customer growth and increased staffing. General expenditures are for building improvements, computer software and hardware. Financing for the 1999 construction program is expected to be provided from short-term borrowing and cash from operations. The construction program is subject to continuous review and modification. Actual construction expenditures may vary from the above estimates due to a number of factors including inflation, changing economic conditions, regulation, sales growth and the cost and availability of capital.

Chesapeake has budgeted $2.2 million for environmental related expenditures during 1999 and expects to incur additional expenditures in future years (see
Note 4 to the Consolidated Financial Statements), a portion of which may need to be financed through external sources. Management does not expect such financing to have a material adverse effect on the financial position or capital resources of the Company.

The Company is continually evaluating new business opportunities and acquisitions, some of which may require the Company to obtain financing. Management will consider the impact of any such financing on the Company's financial position in its evaluation of the business opportunity or acquisition. Any such financing activities are not expected to have a material adverse effect on the financial position or capital resources of the Company.

As of June 30, 1999, common equity represented 63.2% of permanent capitalization, compared to 60.0% as of December 31, 1998. The Company remains committed to maintaining a sound capital structure and strong credit ratings in order to provide the financial flexibility needed to access the capital markets when required. This commitment, along with adequate and timely rate relief for the Company's regulated operations, helps to ensure that the Company will be able to attract capital from outside sources at a reasonable cost.


OTHER  MATTERS

THE  YEAR  2000
Chesapeake is dependent upon a variety of information systems to operate efficiently and effectively. In order to address the impact of the Year 2000 ("Y2K") on its information systems, the Company has been preparing for Y2K since 1996 by engaging in a strategic initiative to assess, correct and test all of our information systems and date-sensitive equipment. Since that time, Chesapeake has been evaluating and remediating any deficiencies. The Company's evaluation of its readiness and the potential impact of Y2K on its systems have been separated into five components: primary internal applications, embedded systems, vendors/suppliers, end-user computing systems and customers.

- Chesapeake's primary internal applications include company maintained software systems for its financial information; natural gas customer information and billing; and propane customer information, billing and delivery. The Company completed testing of these three applications in 1998 and deems them Y2K ready.

- Embedded systems include the supervisory control and data acquisition ("SCADA") system for the natural gas segment, telecommunications, metering and other facilities related systems. The Company has prioritized the vendors of these systems into three potential impact classifications: high impact vendors, supporting items such as the SCADA system; medium impact vendors, supporting systems such as telecommunications; and low impact vendors, supporting items such as copiers and postage meters. The Company has been testing these systems and has either worked with vendors to reach a state of readiness with the applicable systems or has changed to vendors or systems that are Y2K ready.
- Chesapeake has identified vendors/suppliers that supply the Company with products and services that impact various elements of the Company's business. The Company has classified these vendors into three impact classifications - high impact vendors such as suppliers of natural gas or propane; medium impact vendors such as regional communication vendors; and low impact vendors. The Company has requested a Y2K status statement from each of these vendors. The Company will continue to follow up with vendors that are not Y2K ready and has considered alternate providers as necessary to the extent available.
- End-user computing systems are upgraded periodically through the Company's ongoing replacement program. Chesapeake's personal computers and local area network are Y2K ready. The Company's PC-based and network-based software is also Y2K ready.
- Customers, primarily industrial interruptible natural gas customers, must ensure that their plant controls are Y2K ready for their alternative fuel. The Company has contacted these interruptible customers and has taken into account the results of the survey in developing the natural gas contingency plan. Four of Chesapeake's service territories have filed contingency plans with their respective regulatory agencies.

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

The Company relies on the producers of natural gas and suppliers of interstate transportation capacity to deliver natural gas to the Company's natural gas delivery systems. The Company is also dependent on propane producers, suppliers and railroad facilities to receive propane supply. Chesapeake is also dependent on various suppliers of communication services. Should any of these critical vendors fail, the impact of any such failure could become a significant challenge to the Company's ability to meet the demands of its customers, to operate its delivery systems and to communicate with its customers. It could also have a material adverse financial impact, including but not limited to, lost sales revenues, increased operating costs and claims from customers related to business interruptions. The Company's Y2K evaluation process has addressed each of these risks and the required remediation. The Company has developed contingency plans for its various service areas, addressing various alternatives and assessing a variety of scenarios that could emerge and require the Company to react. Plans include preemptive measures for interruption of interruptible customers, loss of electrical power and communications, communicating with emergency services and employing multiple shifts during the period. Alternate methods of communicating with employees scheduled to handle potential service calls, stationing crews in pre-determined locations in the event of telephone system failure and having food and water on hand for Chesapeake employees to be able to continue to function throughout any possible emergency have also been incorporated into the plans. The contingency plans could be modified as warranted by changing events.

The costs Chesapeake has incurred as of June 30, 1999 to address Y2K issues have been immaterial. The Company has completed its Y2K evaluation, remediation and contingency planning process and deems the Company to be Y2K ready.

CAUTIONARY  STATEMENT
Statements in this report and elsewhere are considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not matters of historical fact. Sometimes they contain words such as "believes," "expects," "intends," "plans," "will," or "may," and other similar words. These statements relate to such topics as customer growth, increases in revenues or margins, Y2K readiness, regulatory approvals, market risk associated with the Company's propane marketing operation, the competitive position of the Company and other matters. It is important to understand that these forward-looking statements are not guarantees, but are subject to certain risks and uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, among other things:

- the seasonality and temperature sensitivity of Chesapeake's natural gas and propane gas businesses (that is, the Company's earnings vary depending on the season and, in the winter months, how cold the weather is);
- consumption patterns of the Company's existing and expected customers in these businesses;
- the wholesale price of propane and market movements in these prices, which affect both the margins in the Company's propane gas distribution business and the profitability of the propane gas marketing operation;
- the relative price of alternative energy sources, to which some of Chesapeake's customers have access;
-     the  effects  of competition on both unregulated and regulated businesses;
- the ability of the natural gas segment to attract new customers in an open access environment;
- the ability of the Company's existing, new and planned facilities to generate expected revenues;
- the Company's ability to obtain the rate relief requested from utility regulators and the timing of that rate relief; and
- the Company's ability to identify and address Y2K issues successfully, in a timely manner and at a reasonable cost, as well as the ability of the Company's vendors, suppliers, and other service providers and customers to successfully address their own Y2K issues in a timely manner.

RECENT  ACCOUNTING  PRONOUNCEMENTS
Derivatives - SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement, originally effective for all fiscal quarters of fiscal years beginning after June 15, 1999 has been deferred by FASB and is now effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company believes that adoption of this statement will not have a material impact on the Company's financial position or results of operations.


ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Market risk represents the potential loss arising from adverse changes in market rates and prices. The Company's long-term debt consists of first mortgage bonds, senior notes and convertible debentures. All of Chesapeake's long-term debt is fixed rate debt and was not entered into for trading purposes. The carrying value of Chesapeake's long-term debt at June 30, 1999 was $36.8 million. The fair value was $37.9 million, based mainly on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The Company is exposed to changes in interest rates as a result of financing through its issuance of fixed rate long-term debt. The Company evaluates whether to refinance existing debt or permanently finance existing short-term borrowing based on the fluctuation in interest rates.

At June 30, 1999, the wholesale propane marketing operation was a party to natural gas liquids ("NGL") forward contracts, primarily propane contracts, with various third parties. These contracts require that the wholesale propane marketing operation purchase or sell NGL at a fixed price at fixed future dates. At expiration, the contracts are settled by the delivery of NGL to the respective party. The wholesale propane marketing operation also enters into futures contracts that are traded on the New York Mercantile Exchange. In certain cases, the futures contracts are settled by the payment of a net amount equal to the difference between the current market price of the futures contract and the original contract price.

The forward and futures contracts are entered into for trading and wholesale marketing purposes. The wholesale propane marketing operation is subject to commodity price risk on their open positions to the extent that NGL market prices deviate from fixed contract settlement amounts. Market risks associated with the trading of futures and forward contracts are monitored daily for compliance with Chesapeake's Risk Management Policy, which includes volumetric limits for open positions. In order to manage exposures to changing market prices, open positions are marked to market and reviewed by oversight officials on a daily basis. Additionally, the Risk Management Committee reviews periodic reports on market and credit risk, approves any exceptions to the Risk Management policy (within the limits established by the Board of Directors) and authorizes the use of any new types of contracts. Listed below is quantitative information on the forward and futures contracts at June 30, 1999. All of the contracts mature during 1999.


------------------------------------------------------------------
                     QUANTITY      ESTIMATED      WEIGHTED AVERAGE
 AT JUNE 30, 1999   IN GALLONS   MARKET PRICES     CONTRACT PRICES
------------------------------------------------------------------
 FORWARD CONTRACTS
 Sale. . . . . . .  17,383,800  $0.3450 -- $0.3525    $0.3197
 Purchase. . . . .  18,051,600  $0.3450 -- $0.3525    $0.3169

 FUTURES CONTRACTS
 Sale. . . . . . .   2,856,000  $0.3450 -- $0.3525    $0.3098
 Purchase. . . . .   4,998,000  $0.3450 -- $0.3525    $0.3243
------------------------------------------------------------------

Estimated market prices and weighted average contract prices are in dollars per gallon.

                           PART II - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS
             See  Note  4  to  the  Consolidated  Financial  Statements

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS
             None

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES
             None

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
             The annual Meeting of Stockholders was held on May 18, 1999. Proposals as submitted in the proxy statement were voted on as follows:

             1. All  nominees  to  the  Board  of  Directors  were  elected  to the class indicated  in  the proxy statement.
             2. Ratification  of  the selection  of  the  Company's independent auditors through the fiscal year ending December 31, 1999 was approved.

ITEM  5.     OTHER  INFORMATION
             None

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K
             None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Chesapeake  Utilities  Corporation



/s/  Michael  P.  McMasters
---------------------------------
Michael  P.  McMasters
Vice  President,  Treasurer  and  Chief  Financial  Officer


Date:  August  12,  1999