Form 10-Q
period 1999-09-30
CHESAPEAKE UTILITIES CORP
filed 1999-11-01
CIK 19745

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                         _______________________________
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:   September 30, 1999
                                            -----------------------

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

Common  Stock,  par value $.4867 - 5,162,827 shares  issued as of  September 30,
1999.


                                 TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . 1

 Item 1.    Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . 1

  Consolidated Statements of Income and Consolidated Statements
  of Comprehensive Income - Three Months Ended September 30, 1999 and 1998. . . .  1

  Consolidated Statements of Income and Consolidated Statements
  of Comprehensive Income - Nine Months Ended September 30, 1999 and 1998 . . . .  2

  Consolidated Statements of Cash Flows - Nine Months Ended
  September 30, 1999 and 1998 . . . . . . . . . . . . . . . . . . . . . . . . . .  3

  Consolidated Balance Sheets - September 30, 1999 and December 31, 1998. . . . .  4

  Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . .  6

 Item 2.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations . . . . . . . . . . . . . . . . . . . . . . . .  9

  Results of Operations for the Quarter Ended September 30, 1999. . . . . . . . .  9

  Results of Operations for the Nine Months Ended September 30, 1999. . . . . . . 11

  Financial Position, Liquidity and Capital Resources . . . . . . . . . . . . . . 13

  Other Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

 Item 3.    Quantitative and Qualitative Disclosures about Market Risk. . . . . . 16

PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19

                         PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS


 CHESAPEAKE  UTILITIES  CORPORATION  AND  SUBSIDIARIES

 CONSOLIDATED  STATEMENTS  OF  INCOME  (UNAUDITED)
---------------------------------------------------------------------
 FOR THE THREE MONTHS ENDED SEPTEMBER 30,      1999          1998
---------------------------------------------------------------------
 OPERATING REVENUES . . . . . . . . . . .  $56,525,775   $36,231,924
 COST OF SALES. . . . . . . . . . . . . .   47,269,310    28,085,138
---------------------------------------------------------------------
 GROSS MARGIN . . . . . . . . . . . . . .    9,256,465     8,146,786
---------------------------------------------------------------------
 OPERATING EXPENSES
 Operations . . . . . . . . . . . . . . .    6,658,997     6,430,835
 Maintenance. . . . . . . . . . . . . . .      464,099       493,894
 Depreciation and amortization. . . . . .    1,664,680     1,541,710
 Other taxes. . . . . . . . . . . . . . .      985,953       911,918
 Income taxes . . . . . . . . . . . . . .     (551,370)     (771,606)
---------------------------------------------------------------------
 Total operating expenses . . . . . . . .    9,222,359     8,606,751
---------------------------------------------------------------------
 OPERATING INCOME . . . . . . . . . . . .       34,106      (459,965)
 OTHER INCOME, NET. . . . . . . . . . . .       54,714        23,052
---------------------------------------------------------------------
 INCOME BEFORE INTEREST CHARGES . . . . .       88,820      (436,913)
 INTEREST CHARGES . . . . . . . . . . . .      873,801       829,585
---------------------------------------------------------------------
 NET LOSS . . . . . . . . . . . . . . . .  $  (784,981)  $(1,266,498)
=====================================================================


 EARNINGS PER SHARE OF COMMON STOCK:
 BASIC. . . . . . . . . . . . . . . . . .  $     (0.15)  $     (0.25)
---------------------------------------------------------------------
 DILUTED. . . . . . . . . . . . . . . . .  $     (0.15)  $     (0.25)
---------------------------------------------------------------------



 CONSOLIDATED  STATEMENTS  OF  COMPREHENSIVE  INCOME  (UNAUDITED)
---------------------------------------------------------------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30,       1999         1998
---------------------------------------------------------------------
 NET LOSS. . . . . . . . . . . . . . . . .  $(784,981)  $(1,266,498)
 UNREALIZED GAIN ON MARKETABLE SECURITIES,
 NET OF INCOME TAXES . . . . . . . . . . .          -        16,807
---------------------------------------------------------------------
 TOTAL COMPREHENSIVE LOSS. . . . . . . . .  $(784,981)  $(1,249,691)
=====================================================================

 The  accompanying  notes  are  an  integral part of these financial statements.


 CHESAPEAKE  UTILITIES  CORPORATION  AND  SUBSIDIARIES

 CONSOLIDATED  STATEMENTS  OF  INCOME  (UNAUDITED)
--------------------------------------------------------------------
 FOR THE NINE MONTHS ENDED SEPTEMBER 30,      1999          1998
--------------------------------------------------------------------
 OPERATING REVENUES. . . . . . . . . . .  $159,012,763  $139,995,969
 COST OF SALES . . . . . . . . . . . . .   119,574,054   105,260,339
--------------------------------------------------------------------
 GROSS MARGIN. . . . . . . . . . . . . .    39,438,709    34,735,630
--------------------------------------------------------------------
 OPERATING EXPENSES
 Operations. . . . . . . . . . . . . . .    19,735,943    18,604,093
 Maintenance . . . . . . . . . . . . . .     1,311,435     1,505,544
 Depreciation and amortization . . . . .     4,961,513     4,576,084
 Other taxes . . . . . . . . . . . . . .     3,166,129     3,045,862
 Income taxes. . . . . . . . . . . . . .     2,906,698     1,757,692
--------------------------------------------------------------------
 Total operating expenses. . . . . . . .    32,081,718    29,489,275
--------------------------------------------------------------------
 OPERATING INCOME. . . . . . . . . . . .     7,356,991     5,246,355
 OTHER INCOME, NET . . . . . . . . . . .       202,412       222,628
--------------------------------------------------------------------
 INCOME BEFORE INTEREST CHARGES. . . . .     7,559,403     5,468,983
 INTEREST CHARGES. . . . . . . . . . . .     2,605,298     2,471,129
--------------------------------------------------------------------
 NET INCOME. . . . . . . . . . . . . . .  $  4,954,105  $  2,997,854
====================================================================


 EARNINGS PER SHARE OF COMMON STOCK:
 BASIC . . . . . . . . . . . . . . . . .  $       0.97  $       0.59
--------------------------------------------------------------------
 DILUTED . . . . . . . . . . . . . . . .  $       0.95  $       0.59
--------------------------------------------------------------------


 CONSOLIDATED  STATEMENTS  OF  COMPREHENSIVE  INCOME  (UNAUDITED)
--------------------------------------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30,        1999        1998
--------------------------------------------------------------------
 NET INCOME. . . . . . . . . . . . . . . .  $4,954,105  $2,997,854
 UNREALIZED GAIN ON MARKETABLE SECURITIES,
 NET OF INCOME TAXES . . . . . . . . . . .           -     399,892
--------------------------------------------------------------------
 TOTAL COMPREHENSIVE INCOME. . . . . . . .  $4,954,105  $3,397,746
====================================================================


 The  accompanying  notes  are  an  integral part of these financial statements.


 CHESAPEAKE  UTILITIES  CORPORATION  AND  SUBSIDIARIES

 CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)
----------------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30,                          1999           1998
----------------------------------------------------------------------------------------
 OPERATING ACTIVITIES
 Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $  4,954,105   $ 2,997,854
 Adjustments to reconcile net income to net operating cash:
 Depreciation and amortization. . . . . . . . . . . . . . .     5,524,879     5,154,749
 Deferred income taxes, net . . . . . . . . . . . . . . . .      (631,070)   (1,039,980)
 Investment tax credit adjustments. . . . . . . . . . . . .       (22,289)      (35,184)
 Mark-to-market adjustments . . . . . . . . . . . . . . . .       (15,412)     (372,611)
 Employee benefits. . . . . . . . . . . . . . . . . . . . .       101,063       324,119
 Employee compensation from lapsing stock restrictions. . .        53,281        89,884
 Other, net . . . . . . . . . . . . . . . . . . . . . . . .        99,626       559,374
 Changes in assets and liabilities:
 Accounts receivable, net . . . . . . . . . . . . . . . . .    (4,407,993)    5,385,317
 Inventory, materials, supplies and storage gas . . . . . .    (1,492,231)       85,592
 Other current assets . . . . . . . . . . . . . . . . . . .      (116,101)     (592,661)
 Other deferred charges . . . . . . . . . . . . . . . . . .       676,995      (241,290)
 Accounts payable, net. . . . . . . . . . . . . . . . . . .     8,661,443    (5,194,191)
 Refunds payable to customers . . . . . . . . . . . . . . .        43,470       (93,525)
 Overrecovered purchased gas costs. . . . . . . . . . . . .     1,528,274     1,090,909
 Other current liabilities. . . . . . . . . . . . . . . . .     1,526,803     1,932,937
----------------------------------------------------------------------------------------
 Net cash provided by operating activities. . . . . . . . .    16,484,843    10,051,293
----------------------------------------------------------------------------------------

 INVESTING ACTIVITIES
 Property, plant and equipment expenditures, net. . . . . .   (14,117,623)   (8,072,141)
----------------------------------------------------------------------------------------
 Net cash used by investing activities. . . . . . . . . . .   (14,117,623)   (8,072,141)
----------------------------------------------------------------------------------------

 FINANCING ACTIVITIES
 Common stock dividends net of amounts reinvested of
 $338,709 and $314,031, respectively. . . . . . . . . . . .    (3,550,256)   (3,178,904)
 Issuance of stock:
 Dividend Reinvestment Plan optional cash . . . . . . . . .       141,078       139,812
 Retirement Savings Plan. . . . . . . . . . . . . . . . . .       619,377       339,032
 Net borrowing (repayments) under line of credit agreements       600,000    (2,400,010)
 Repayments of long-term debt . . . . . . . . . . . . . . .    (1,268,129)     (791,385)
----------------------------------------------------------------------------------------
 Net cash used by financing activities. . . . . . . . . . .    (3,457,930)   (5,891,455)
----------------------------------------------------------------------------------------

 NET DECREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . .  $ (1,090,710)  $(3,912,303)
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD . . . . .     2,598,084     4,829,176
----------------------------------------------------------------------------------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . . . . .  $  1,507,374   $   916,873
========================================================================================


 The  accompanying  notes  are  an  integral  part  of  these  financial  statements.


 CHESAPEAKE  UTILITIES  CORPORATION  AND  SUBSIDIARIES
 CONSOLIDATED  BALANCE  SHEETS
----------------------------------------------------------------------------------
                                                    SEPTEMBER 30,    DECEMBER 31,
                                                        1999             1998
 ASSETS                                              (UNAUDITED)      (AUDITED)
----------------------------------------------------------------------------------
 PROPERTY, PLANT AND EQUIPMENT
 Natural gas distribution and transmission. . . .  $  128,196,856   $ 117,232,506
 Propane gas distribution and marketing . . . . .      27,956,007      27,287,807
 Advanced information services. . . . . . . . . .       1,381,396       1,087,910
 Other plant. . . . . . . . . . . . . . . . . . .       8,554,665       7,382,965
----------------------------------------------------------------------------------
 Total property, plant and equipment. . . . . . .     166,088,924     152,991,188
 Less:  Accumulated depreciation and amortization     (53,113,676)    (48,725,412)
----------------------------------------------------------------------------------
 Net property, plant and equipment. . . . . . . .     112,975,248     104,265,776
----------------------------------------------------------------------------------

 INVESTMENTS. . . . . . . . . . . . . . . . . . .       4,164,394       4,165,194
----------------------------------------------------------------------------------

 CURRENT ASSETS
 Cash and cash equivalents. . . . . . . . . . . .       1,507,374       2,598,084
 Accounts receivable (less allowance for
 uncollectibles of $236,649 and $302,513
 in 1999 and 1998, respectively). . . . . . . . .      19,284,659      14,861,255
 Materials and supplies, at average cost. . . . .       1,901,297       1,728,513
 Propane inventory, at average cost . . . . . . .       2,131,169       1,787,038
 Storage gas prepayments. . . . . . . . . . . . .       3,127,921       2,152,605
 Underrecovered purchased gas costs . . . . . . .          23,991       1,552,265
 Income taxes receivable. . . . . . . . . . . . .               -         344,311
 Deferred income taxes. . . . . . . . . . . . . .         474,628               -
 Prepaid expenses . . . . . . . . . . . . . . . .       1,712,697       1,596,595
----------------------------------------------------------------------------------
 Total current assets . . . . . . . . . . . . . .      30,163,736      26,620,666
----------------------------------------------------------------------------------

 DEFERRED CHARGES AND OTHER ASSETS
 Environmental regulatory assets. . . . . . . . .       2,592,683       2,700,000
 Environmental expenditures . . . . . . . . . . .       3,455,998       3,418,166
 Other deferred charges and intangible assets . .       3,232,255       4,063,811
----------------------------------------------------------------------------------
 Total deferred charges and other assets. . . . .       9,280,936      10,181,977
----------------------------------------------------------------------------------


 TOTAL ASSETS . . . . . . . . . . . . . . . . . .  $  156,584,314   $ 145,233,613
==================================================================================


 The  accompanying  notes  are  an  integral  part  of  these  financial  statements.


 CHESAPEAKE  UTILITIES  CORPORATION  AND  SUBSIDIARIES

 CONSOLIDATED  BALANCE  SHEETS
----------------------------------------------------------------------------------
                                                    SEPTEMBER 30,    DECEMBER 31,
                                                        1999             1998
 CAPITALIZATION AND LIABILITIES                      (UNAUDITED)      (AUDITED)
----------------------------------------------------------------------------------
 CAPITALIZATION
 Stockholders' equity
 Common Stock, par value $.4867 per share;
 (authorized 12,000,000 shares; issued 5,162,827
 and 5,093,788 shares, respectively). . . . . . .  $    2,512,621   $   2,479,019
 Additional paid-in capital . . . . . . . . . . .      25,370,820      24,192,188
 Retained earnings. . . . . . . . . . . . . . . .      29,888,635      28,892,384
 Accumulated other comprehensive income . . . . .         863,344         863,344
 Less:  Unearned compensation related to
 restricted stock awards. . . . . . . . . . . . .         (17,760)        (71,041)
----------------------------------------------------------------------------------
 Total stockholders' equity . . . . . . . . . . .      58,617,660      56,355,894

 Long-term debt, net of current portion . . . . .      35,126,000      37,597,000
----------------------------------------------------------------------------------
 Total capitalization . . . . . . . . . . . . . .      93,743,660      93,952,894
----------------------------------------------------------------------------------

 CURRENT LIABILITIES
 Current portion of long-term debt. . . . . . . .       1,638,000         520,000
 Short-term borrowing . . . . . . . . . . . . . .      12,200,000      11,600,000
 Accounts payable . . . . . . . . . . . . . . . .      19,732,084      11,070,642
 Refunds payable to customers . . . . . . . . . .         679,623         636,153
 Income taxes payable . . . . . . . . . . . . . .         134,744               -
 Accrued interest . . . . . . . . . . . . . . . .         569,168         553,444
 Dividends payable. . . . . . . . . . . . . . . .       1,342,335       1,273,446
 Deferred income taxes. . . . . . . . . . . . . .               -          56,100
 Other accrued liabilities. . . . . . . . . . . .       4,758,056       3,754,231
----------------------------------------------------------------------------------
 Total current liabilities. . . . . . . . . . . .      41,054,010      29,464,016
----------------------------------------------------------------------------------

 DEFERRED CREDITS AND OTHER LIABILITIES
 Deferred income taxes. . . . . . . . . . . . . .      13,159,140      13,260,282
 Deferred investment tax credits. . . . . . . . .         744,513         766,802
 Environmental liability. . . . . . . . . . . . .       2,592,683       2,700,000
 Accrued pension costs. . . . . . . . . . . . . .       1,637,367       1,536,304
 Other liabilities. . . . . . . . . . . . . . . .       3,652,941       3,553,315
----------------------------------------------------------------------------------
 Total deferred credits and other liabilities . .      21,786,644      21,816,703
----------------------------------------------------------------------------------

 TOTAL CAPITALIZATION AND LIABILITIES . . . . . .  $  156,584,314   $ 145,233,613
==================================================================================

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

2.     CALCULATION  OF  EARNINGS  PER  SHARE

----------------------------------------------------------------------------------------------
                                                THREE MONTHS ENDED        NINE MONTHS ENDED
 FOR THE PERIODS ENDED SEPTEMBER 30,            1999          1998        1999         1998
----------------------------------------------------------------------------------------------
 CALCULATION OF BASIC EARNINGS PER SHARE:
 Net Income . . . . . . . . . . . . . . . .  $ (784,981)  $(1,266,498)  $4,954,105  $2,997,854
 Weighted Average Shares Outstanding. . . .   5,156,082     5,071,791    5,132,948   5,050,742
----------------------------------------------------------------------------------------------
 BASIC EARNINGS PER SHARE . . . . . . . . .  $    (0.15)  $     (0.25)  $     0.97  $     0.59
----------------------------------------------------------------------------------------------
 CALCULATION OF DILUTED EARNINGS PER SHARE:
 RECONCILIATION OF NUMERATOR:
 Net Income Basic . . . . . . . . . . . . .  $ (784,981)  $(1,266,498)  $4,954,105  $2,997,854
 Effect of 8.25% Convertible debentures . .           -             -      141,942           -
----------------------------------------------------------------------------------------------
 Adjusted numerator Diluted . . . . . . . .  $ (784,981)  $(1,266,498)  $5,096,047  $2,997,854
----------------------------------------------------------------------------------------------
 RECONCILIATION OF DENOMINATOR:
 Weighted Shares Outstanding Basic. . . . .   5,156,082     5,071,791    5,132,948   5,050,742
 Effect of Dilutive Securities
 Stock options. . . . . . . . . . . . . . .           -             -       11,664      12,442
 8.25% Convertible debentures . . . . . . .           -             -      221,660           -
----------------------------------------------------------------------------------------------
 Adjusted denominator Diluted . . . . . . .   5,156,082     5,071,791    5,366,272   5,063,184
----------------------------------------------------------------------------------------------

 DILUTED EARNINGS PER SHARE . . . . . . . .  $    (0.15)  $     (0.25)  $     0.95  $     0.59
----------------------------------------------------------------------------------------------

Inclusion of the convertible debentures and stock options produced an anti-dilutive effect in the calculation of diluted earnings per share for the quarters ended September 30, 1999 and 1998 and the nine months ended September 30, 1998; therefore, they are not shown in this calculation although they could have a dilutive effect in the future of in other periods.

3.     INVESTMENTS
The investment balance consists primarily of common stock of Florida Public Utilities Company ("FPU"). At September 30,1999, the shares owned represented 7.2% of the shares outstanding. The Company has classified its investment in FPU as an "Available for Sale" security, which requires that all unrealized gains and losses be excluded from earnings and be reported net of income tax as a separate component of stockholders' equity. As noted below, the Company has entered into an agreement to sell this investment.

In August 1998, the Company entered into an agreement to sell its investment in FPU for $16.50 per share to The Southern Company. The execution of the agreement is contingent on the approval of the Securities and Exchange Commission for which the Company cannot predict the timing. If the sale is completed, the Company will recognize a $1.4 million pre-tax gain or $863,000, after taxes.

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

During the second quarter of 1999 the Company received and responded to an inquiry from the Maryland Department of the Environment ("MDE") regarding an investigation of hazardous substances at or about the location of a former manufactured gas plant ("MGP") in Cambridge. The Company never owned the property on which the MGP operated. After MGP operations ceased, Chesapeake acquired an adjoining property on which a gas storage tank was once operated. The successor to the MPG operator carried out a clean-up of that tank in the 1980's. The Company uses the adjoining property for other purposes and has not engaged in manufactured gas operations at the Cambridge location. The Company has had no further discussion with the MDE in regard to this issue.

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

During the fourth quarter of 1998 the Company completed the first element of the soil remediation. Over the next twelve to eighteen months the Company will finalize the remaining two elements of the soil remediation. The installation of the ground-water remediation system has been delayed pending further investigation.

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

As of September 30, 1999, the Company has incurred approximately $7.2 million in costs relating to environmental testing and remedial action studies. Of this amount, $1.2 million of incurred environmental costs have not received ratemaking treatment. In November, Chesapeake will submit a filing with the Public Service Commission to recover these costs through rates.

(B)  SALISBURY  TOWN  GAS  LIGHT  SITE
In cooperation with the Maryland Department of the Environment, the Company completed assessment of the Salisbury manufactured gas plant site, determining that there was localized ground-water contamination. During 1996, the Company completed construction and began Air Sparging and Soil-Vapor Extraction remediation procedures. Chesapeake has been reporting the remediation and monitoring results to the MDE on an ongoing basis since 1996.

The estimated cost of the remaining remediation is approximately $136,000 per year for operating expenses for a period of five years. Based on these estimated costs, the Company adjusted both its liability and related regulatory asset to $600,000 on December 31, 1998, to cover the Company's projected remediation costs for this site. As of September 30, 1999, the Company has incurred approximately $2.6 million for remedial actions and environmental studies. Of this amount, approximately $878,000 of incurred costs have not been recovered through insurance proceeds or received ratemaking treatment. Chesapeake will apply for the recovery of these and any future costs in the next base rate filing with the Maryland Public Service Commission.

(C)  WINTER  HAVEN  COAL  GAS  SITE
Chesapeake has been working with the Florida Department of Environmental Protection ("FDEP") in assessing a coal gas site in Winter Haven, Florida. In
May 1996, the Company filed an Air Sparging and Soil Vapor Extraction Pilot Study Work Plan for the Winter Haven site with the FDEP. The Work Plan described the Company's proposal to undertake an Air Sparging and Soil Vapor Extraction ("AS/SVE") pilot study to evaluate the site. After discussions with the FDEP, the Company filed a modified AS/SVE Pilot Study Work Plan, the description of the scope of work to complete the site assessment activities and a report describing a limited sediment investigation performed in 1997. In December 1998 the FDEP approved the AS/SVE Pilot Study Work Plan, which the Company completed during the third quarter of 1999. Chesapeake has reported the results of the Work Plan to the FDEP for further discussion and review. It is not possible to determine what remedial action will be required by FDEP or the cost of such remediation.

The Company has recovered all environmental costs incurred to date, approximately $756,000, through rates charged to customers. Additionally, the Florida Public Service Commission has allowed the Company to continue to recover amounts for future environmental costs that might be incurred. At September 30, 1999, Chesapeake had received $496,000 related to future costs, which might be incurred.

5.     RECENT  ACCOUNTING  PRONOUNCEMENTS

FASB  STATEMENTS  AND  OTHER  AUTHORITATIVE  PRONOUNCEMENTS  ISSUED
DERIVATIVE  INSTRUMENTS  AND  HEDGING  ACTIVITIES
The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, establishing accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement does not allow retroactive application to financial statements for prior periods. Chesapeake will adopt the requirements of this standard in the first quarter of 2001, as required. The Company believes that adoption of this statement will not have a material impact on the Company's financial position or results of operations.

The Emerging Issues Task Force released Issue 98-10, "Accounting for Energy Trading and Risk Management Activities", effective January 1, 1999. The Company records its use of derivatives in accordance with the standard by marking open positions to market value.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS  FOR  THE  QUARTER  ENDED  SEPTEMBER  30,  1999

CONSOLIDATED  OVERVIEW
The Company recognized improved results for the third quarter of 1999 as compared to corresponding period in 1998. Chesapeake typically experiences a loss in the third quarter due to the temperature sensitivity of the Company's natural gas and propane distribution operations. The loss for the quarter of $785,000 - $.15 per share - represented an improvement of $482,000, or $.10 per share, as compared to the previous year. As indicated in the following table, improved performance for the quarter was primarily driven by the natural gas and propane segments.



--------------------------------------------------------------------------------
 FOR THE THREE MONTHS ENDED SEPTEMBER 30,       1999          1998       CHANGE
--------------------------------------------------------------------------------
 Earnings/(Loss) Before Interest & Taxes
   Natural Gas Distribution & Transmission  $   190,029   $  (306,248)  $496,277
   Propane Gas Distribution & Marketing. .   (1,253,008)   (1,421,710)   168,702
   Advanced Information Services . . . . .      420,236       389,444     30,792
   Other & Eliminations. . . . . . . . . .      125,479       106,943     18,536
--------------------------------------------------------------------------------
 Loss Before Interest & Taxes. . . . . . .     (517,264)   (1,231,571)   714,307

 Operating Income Taxes. . . . . . . . . .     (551,370)     (771,606)   220,236
 Interest. . . . . . . . . . . . . . . . .      873,801       829,585     44,216
 Non-Operating Income, net . . . . . . . .       54,714        23,052     31,662
--------------------------------------------------------------------------------
 Net Loss. . . . . . . . . . . . . . . . .  $  (784,981)  $(1,266,498)  $481,517
================================================================================


NATURAL  GAS  DISTRIBUTION  AND  TRANSMISSION
The natural gas distribution and transmission segment reported Earnings Before Interest and Taxes ("EBIT") of $190,000 for the third quarter of 1999 as compared to loss of $306,000 for the corresponding period last year - an increase of $496,000. The rise in EBIT is primarily due an increase in gross margin.


--------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30,     1999          1998        CHANGE
--------------------------------------------------------------------------------
 Revenue . . . . . . . . . . . . . . . .  $13,757,683  $10,575,119   $3,182,564
 Cost of Gas . . . . . . . . . . . . . .    7,964,882    5,444,716    2,520,166
--------------------------------------------------------------------------------
 Gross Margin. . . . . . . . . . . . . .    5,792,801    5,130,403      662,398

 Operations & Maintenance. . . . . . . .    3,693,110    3,639,954       53,156
 Depreciation & Amortization . . . . . .    1,202,141    1,119,918       82,223
 Other Taxes . . . . . . . . . . . . . .      707,521      676,779       30,742
--------------------------------------------------------------------------------
 Total Operating Expenses. . . . . . . .    5,602,772    5,436,651      166,121
--------------------------------------------------------------------------------
 Earnings/(Loss) Before Interest & Taxes  $   190,029  $  (306,248)  $  496,277
================================================================================


Gross margin increased due to transportation revenue combined with increased deliveries to residential and commercial customers in Chesapeake's northern service territory. Higher transportation revenue is primarily attributable to a single industrial customer contracting additional services on a monthly basis during 1999. Deliveries to the residential and commercial customers increased 4.1%, contributing approximately $200,000 in additional margin, due to growth of 5% in residential and commercial customers. The increase in operating expenses was primarily the result of higher depreciation and property taxes on capital improvements.

PROPANE  GAS  DISTRIBUTION  AND  MARKETING
For the third quarter of 1999, the propane gas segment reported a loss before interest and taxes of $1,253,000, as compared to $1,422,000 for the same period last year. The $169,000 improvement is primarily the result of increased gross margin.


----------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30,      1999          1998         CHANGE
----------------------------------------------------------------------------------
 Revenue . . . . . . . . . . . . . . . .  $38,821,477   $22,392,292   $16,429,185
 Cost of Sales . . . . . . . . . . . . .   37,289,466    21,016,607    16,272,859
----------------------------------------------------------------------------------
 Gross Margin. . . . . . . . . . . . . .    1,532,011     1,375,685       156,326

 Operations & Maintenance. . . . . . . .    2,317,014     2,348,640       (31,626)
 Depreciation & Amortization . . . . . .      328,685       328,722           (37)
 Other Taxes . . . . . . . . . . . . . .      139,320       120,033        19,287
----------------------------------------------------------------------------------
 Total Operating Expenses. . . . . . . .    2,785,019     2,797,395       (12,376)
----------------------------------------------------------------------------------
 Loss Before Interest & Taxes. . . . . .  $(1,253,008)  $(1,421,710)  $   168,702
==================================================================================


The increase in gross margin is due primarily to a $98,000 increase in propane marketing margins and a $95,000 increase in propane distribution sales margins, offset by a $37,000 reduction in other margins. The 82.7% increase in propane marketing revenues was offset by an 83.7% increase in the cost of sales, resulting in a $98,000 increase in margin. The Company uses margin, rather than revenue, to measure the growth and performance of its propane business. Propane marketing is a high volume, low margin business. A margin per gallon increase of approximately 12.9% contributed to the increase in margins. Operating expenses for the quarter decreased slightly due to lower maintenance, service and selling expenses offset by increased marketing, employee benefits and delivery expenses.

ADVANCED  INFORMATION  SERVICES
The advanced information services segment recognized EBIT of $420,000 and $389,000 for the quarters ended September 30, 1999 and 1998, respectively. The $31,000 increase in EBIT is attributable to an increase in margin, reduced by higher operating expenses.


--------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30,     1999        1998      CHANGE
--------------------------------------------------------------------------
 Revenue . . . . . . . . . . . . . . . .  $3,431,482  $2,845,601  $585,881
 Cost of Sales . . . . . . . . . . . . .   1,697,969   1,376,459   321,510
--------------------------------------------------------------------------
 Gross Margin. . . . . . . . . . . . . .   1,733,513   1,469,142   264,371

 Operations & Maintenance. . . . . . . .   1,124,079     939,052   185,027
 Depreciation & Amortization . . . . . .      71,100      47,759    23,341
 Other Taxes . . . . . . . . . . . . . .     118,098      92,887    25,211
--------------------------------------------------------------------------
 Total Operating Expenses. . . . . . . .   1,313,277   1,079,698   233,579
--------------------------------------------------------------------------
 Earnings Before Interest & Taxes. . . .  $  420,236  $  389,444  $ 30,792
==========================================================================


Revenues have increased 20.6% over the same period in 1998. This increase is primarily due to increased consulting services, partially offset by a reduction in placement service revenues. Operating expenses increased primarily in the areas of compensation, due to both higher earnings and increased staffing, employee benefits and consulting services. Depreciation is also higher primarily due to computer equipment purchases to support increased attendance in training classes and increased staffing.

OPERATING  INCOME  TAXES
Operating income taxes benefit decreased due to the decrease in the operating loss.

COMPREHENSIVE  INCOME
There has been no change in the Company's unrealized gain on the sale of marketable securities for the three months ended September 30, 1999. The investment is classified as "Available for Sale" (see Note 3 to the Consolidated Financial Statements). As previously discussed, in August 1998, the Company entered into an agreement with The Southern Company to sell its investment in FPU for $16.50 per share. If the sale is consummated, the Company will recognize a non-recurring, after tax gain of approximately $863,000, which represents the difference between the sale price and Chesapeake's cost basis.


RESULTS  OF  OPERATIONS  FOR  THE  NINE  MONTHS  ENDED  SEPTEMBER  30,  1999

CONSOLIDATED  OVERVIEW
The Company recognized net income of $4,954,000 - $.97 per share - for the nine months ended 1999, representing an increase of $1,956,000, or $.38 per share, as compared to net income for the corresponding period in 1998. As indicated in the following table, the increase in the Company's Earnings Before Interest and Taxes ("EBIT") is due to increased contributions from each of Chesapeake's three primary business units - natural gas, propane gas and advanced information services.


---------------------------------------------------------------------------------
 FOR THE NINE MONTHS ENDED SEPTEMBER 30,       1999         1998        CHANGE
---------------------------------------------------------------------------------
 Earnings Before Interest & Taxes
   Natural Gas Distribution & Transmission  $ 7,334,755  $5,685,895   $1,648,860
   Propane Gas Distribution & Marketing. .    1,518,726     (96,566)   1,615,292
   Advanced Information Services . . . . .    1,101,836     994,374      107,462
   Other & Eliminations. . . . . . . . . .      308,372     420,344     (111,972)
---------------------------------------------------------------------------------
 Earnings Before Interest & Taxes. . . . .   10,263,689   7,004,047    3,259,642

 Operating Income Taxes. . . . . . . . . .    2,906,698   1,757,692    1,149,006
 Interest. . . . . . . . . . . . . . . . .    2,605,298   2,471,129      134,169
 Non-Operating Income, net . . . . . . . .      202,412     222,628      (20,216)
---------------------------------------------------------------------------------
 Net Income. . . . . . . . . . . . . . . .  $ 4,954,105  $2,997,854   $1,956,251
=================================================================================


NATURAL  GAS  DISTRIBUTION  AND  TRANSMISSION
The natural gas distribution and transmission segment reported EBIT of $7,335,000 for the first nine months of 1999 as compared to $5,686,000 for the corresponding period last year - an increase of $1,649,000. The increase in EBIT is due an increase in gross margin offset by increased operating expenses.


------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30,     1999         1998        CHANGE
------------------------------------------------------------------------------
 Revenue. . . . . . . . . . . . . . . .  $54,334,135  $52,434,931  $1,899,204
 Cost of Gas. . . . . . . . . . . . . .   30,229,960   30,394,673    (164,713)
------------------------------------------------------------------------------
 Gross Margin . . . . . . . . . . . . .   24,104,175   22,040,258   2,063,917

 Operations & Maintenance . . . . . . .   10,883,319   10,771,747     111,572
 Depreciation & Amortization. . . . . .    3,612,309    3,349,520     262,789
 Other Taxes. . . . . . . . . . . . . .    2,273,792    2,233,096      40,696
------------------------------------------------------------------------------
 Total Operating Expenses . . . . . . .   16,769,420   16,354,363     415,057
------------------------------------------------------------------------------
 Earnings Before Interest & Taxes . . .  $ 7,334,755  $ 5,685,895  $1,648,860
==============================================================================

Gross margin increased due to colder temperatures combined with a 5% growth in residential and commercial customers. Deliveries to these customers increased 8.4% due to the colder weather and the increased number of residential and commercial customers. The colder temperatures and increases in customers served contributed to a rise in margin of approximately $1 million. Also contributing to the rise in margin were increases in transportation revenue earned from the system expansion and industrial customers. The reduction in the cost of gas did not impact earnings, as it is passed on to customers through the purchased gas adjustment clauses in the Company's tariffs. The increase in operating expenses was primarily the result of higher depreciation and property taxes on capital improvements.

In an effort to reduce the impact of warmer temperatures in the future, Chesapeake filed and received approval in the state of Delaware to implement a weather normalization clause. The new margin sharing mechanism was approved May 25, 1999. It will increase the margins contributed by weather-sensitive customers during periods when the weather is significantly warmer and decrease margins contributed by them when the weather is significantly cooler. The Company intends to make a similar filing in its Maryland jurisdiction during the fourth quarter.

PROPANE  GAS  DISTRIBUTION  AND  MARKETING
For the first nine months of 1999, the propane gas segment reported earnings before interest and taxes of $1,519,000, as compared to a loss of $97,000 for the same period last year. The $1,615,000 increase is primarily the result of increased gross margin.


---------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30,      1999          1998         CHANGE
---------------------------------------------------------------------------------
 Revenue . . . . . . . . . . . . . . . .  $93,172,564  $78,662,920   $14,509,644
 Cost of Sales . . . . . . . . . . . . .   83,367,221   70,455,291    12,911,930
---------------------------------------------------------------------------------
 Gross Margin. . . . . . . . . . . . . .    9,805,343    8,207,629     1,597,714

 Operations & Maintenance. . . . . . . .    6,871,927    6,880,840        (8,913)
 Depreciation & Amortization . . . . . .      978,050      978,402          (352)
 Other Taxes . . . . . . . . . . . . . .      436,640      444,953        (8,313)
---------------------------------------------------------------------------------
 Total Operating Expenses. . . . . . . .    8,286,617    8,304,195       (17,578)
---------------------------------------------------------------------------------
 Earnings/(Loss) Before Interest & Taxes  $ 1,518,726  $   (96,566)  $ 1,615,292
=================================================================================

The increase in gross margin is due primarily to a $1.5 million increase in distribution sales margins and a $164,000 increase in propane marketing margins, offset by a $83,000 reduction in other margins. Distribution gross margin increased primarily due to colder temperatures during the first nine months of 1999 when compared to the same period last year. The colder temperatures resulted in a 13.6% increase in propane gallons distributed. In addition, margin per gallon increased approximately 7.7%, contributing to the increase in margin.

ADVANCED  INFORMATION  SERVICES
The advanced information services segment recognized an EBIT of $1,102,000 and $994,000 for the nine months ended September 30, 1999 and 1998, respectively. The $107,000 increase in EBIT is attributable to increased gross margin partially offset by increased expenses.


----------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30,     1999         1998       CHANGE
----------------------------------------------------------------------------
 Revenue. . . . . . . . . . . . . . . .  $10,013,631  $7,594,515  $2,419,116
 Cost of Sales. . . . . . . . . . . . .    4,983,552   3,685,121   1,298,431
----------------------------------------------------------------------------
 Gross Margin . . . . . . . . . . . . .    5,030,079   3,909,394   1,120,685

 Operations & Maintenance . . . . . . .    3,339,362   2,477,107     862,255
 Depreciation & Amortization. . . . . .      196,025     131,533      64,492
 Other Taxes. . . . . . . . . . . . . .      392,856     306,380      86,476
----------------------------------------------------------------------------
 Total Operating Expenses . . . . . . .    3,928,243   2,915,020   1,013,223
----------------------------------------------------------------------------
 Earnings Before Interest & Taxes . . .  $ 1,101,836  $  994,374  $  107,462
============================================================================

The 31.9% increase in revenues is primarily due to increased consulting and training services, partially offset by a reduction in placement service revenues. Operating expenses increased primarily in the areas of compensation, due to both increased staffing and earnings-driven compensation, employee benefits and consulting services. Depreciation is also higher primarily due to computer equipment purchases to support increased attendance in training classes and increased staffing.

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


FINANCIAL  POSITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's capital requirements reflect the capital-intensive nature of its business and are attributable principally to its construction program and the retirement of its outstanding debt. The Company relies on funds provided by operations and short-term borrowing to meet normal working capital requirements and temporarily finance capital expenditures. During the first nine months of 1999, the Company's net cash provided by operating activities, net cash used by investing activities and net cash used by financing activities were approximately $16.5 million, $14.1 million and $3.5 million, respectively. Due to the seasonal nature of the Company's business, there are substantial variations in the results of operations reported on a quarterly basis.

The Company has three unsecured bank lines of credit, totaling $28 million. The Board of Directors has recently authorized the Company to borrow up to $35 million from various banks and trust companies. The Company is in the process of increasing its current lines of credit to meet the authorized limit. Funds provided from these lines of credit are used for short-term cash needs to meet seasonal working capital requirements and to fund portions of its capital expenditures. The outstanding balances of short-term borrowing at September 30, 1999 and December 31, 1998 were $12.2 and $11.6 million, respectively.

During the nine months ended September 30, 1999 and September 30, 1998, net property, plant and equipment expenditures were approximately $14.1 and $8.1 million, respectively. Chesapeake has budgeted $27.0 million for capital expenditures during 1999. This amount includes $23 million for natural gas distribution and transmission; $1.8 million for propane distribution and marketing; $388,000 for advanced information services; and $1.6 million for general plant. The natural gas expenditures are for expansion and improvement of facilities in existing service territories and improvement and expansion of the pipeline system, specifically, the construction of eight miles of pipeline to provide additional firm transportation capacity to two existing customers. The propane expenditures are to support customer growth and the replacement of older equipment. The advanced information services expenditures are for computer hardware, software and related equipment to support customer growth and increased staffing. General expenditures are for building improvements, computer software and hardware. Financing for the 1999 construction program is expected to be provided from short-term borrowing and cash from operations. The construction program is subject to continuous review and modification. Actual construction expenditures may vary from the above estimates due to a number of factors including inflation, changing economic conditions, regulation, sales growth and the cost and availability of capital.

Chesapeake has budgeted $2 million for environmental related expenditures during 1999 and expects to incur additional expenditures in future years (see Note 4 to the Consolidated Financial Statements), a portion of which may need to be financed through external sources. Management does not expect such financing to have a material adverse effect on the financial position or capital resources of the Company.

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

As of September 30, 1999, common equity represented 62.5% of permanent capitalization, compared to 60.0% as of December 31, 1998. The Company remains committed to maintaining a sound capital structure and strong credit ratings in order to provide the financial flexibility needed to access the capital markets when required. This commitment, along with adequate and timely rate relief for the Company's regulated operations, is designed to ensure that the Company will be able to attract capital from outside sources at a reasonable cost.


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

Chesapeake's primary internal applications include company maintained software systems for its financial information; natural gas customer information and billing; and propane customer information,

- billing and delivery. The Company completed testing of these three applications in 1998 and deems them Y2K ready.
- Embedded systems include the supervisory control and data acquisition ("SCADA") system for the natural gas segment, telecommunications, metering and other facilities related systems. The Company has prioritized the vendors of these systems into three potential impact classifications: high impact vendors, supporting items such as the SCADA system; medium impact vendors, supporting systems such as telecommunications; and low impact vendors, supporting items such as copiers and postage meters. The Company has been testing these systems and has either worked with vendors to reach a state of readiness with the applicable systems or has changed to vendors or systems that are Y2K ready.
- Chesapeake has identified vendors/suppliers that supply the Company with products and services that impact various elements of the Company's business. The Company has classified these vendors into three impact classifications - high impact vendors such as suppliers of natural gas or propane; medium impact vendors such as regional communication vendors; and low impact vendors. The Company has requested a Y2K status statement from each of these vendors. The Company will continue to follow up with vendors that are not Y2K ready and has considered alternate providers as necessary to the extent available.
- End-user computing systems are upgraded periodically through the Company's ongoing replacement program. Chesapeake's personal computers and local area network are Y2K ready. The Company's PC-based and network-based software is also Y2K ready.
- Customers, primarily industrial interruptible natural gas customers, must ensure that their plant controls are Y2K ready for their alternative fuel. The Company has contacted these interruptible customers and has taken into account the results of the survey in developing the natural gas contingency plan. Four of Chesapeake's service territories have filed contingency plans with their respective regulatory agencies.

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

The costs Chesapeake has incurred as of September 30, 1999 to address Y2K issues have been immaterial. The Company has completed its Y2K evaluation, remediation and contingency planning process and deems the Company to be Y2K ready.

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

RECENT  ACCOUNTING  PRONOUNCEMENTS
Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement, originally effective for all fiscal quarters of fiscal years beginning after June 15, 1999 has been deferred by FASB and is now effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company believes that adoption of this statement will not have a material impact on the Company's financial position or results of operations.


ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Market risk represents the potential loss arising from adverse changes in market rates and prices. The Company's long-term debt consists of first mortgage bonds, senior notes and convertible debentures. All of Chesapeake's long-term debt is fixed rate debt and was not entered into for trading purposes. The carrying value of Chesapeake's long-term debt at September 30, 1999 was $36.8 million. The fair value was $37.5 million, based mainly on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The Company is exposed to changes in interest rates as a result of financing through its issuance of fixed rate long-term debt. The Company evaluates whether to refinance existing debt or permanently finance existing short-term borrowing based on the fluctuation in interest rates.

At September 30, 1999, the wholesale propane marketing operation was a party to natural gas liquids ("NGL") forward contracts, primarily propane contracts, with various third parties. These contracts require that the wholesale propane marketing operation purchase or sell NGL at a fixed price at fixed future dates. At expiration, the contracts are settled by the delivery of NGL to the respective party. The wholesale propane marketing operation also enters into futures contracts that are traded on the New York Mercantile Exchange. In certain cases, the futures contracts are settled by the payment of a net amount equal to the difference between the current market price of the futures contract and the original contract price.

The forward and futures contracts are entered into for trading and wholesale marketing purposes. The wholesale propane marketing operation is subject to commodity price risk on their open positions to the extent that NGL market prices deviate from fixed contract settlement amounts. Market risks associated with the trading of futures and forward contracts are monitored daily for compliance with Chesapeake's Risk Management Policy, which includes volumetric limits for open positions. In order to manage exposures to changing market prices, open positions are marked to market and reviewed by oversight officials on a daily basis. Additionally, the Risk Management Committee reviews periodic reports on market and credit risk, approves any exceptions to the Risk Management policy (within the limits established by the Board of Directors) and authorizes the use of any new types of contracts. Listed below is quantitative information on the forward and futures contracts at September 30, 1999. All of the contracts mature within six months.


----------------------------------------------------------------------
                         QUANTITY      ESTIMATED     WEIGHTED AVERAGE
 AT SEPTEMBER 30, 1999  IN GALLONS   MARKET PRICES    CONTRACT PRICES
----------------------------------------------------------------------
 FORWARD CONTRACTS
 Sale. . . . . . . . .  21,756,000  $0.4425 $0.4675      $0.4147
 Purchase. . . . . . .  19,433,400  $0.4425 $0.4675      $0.4056

 FUTURES CONTRACTS
 Sale. . . . . . . . .           -  NA                   NA
 Purchase. . . . . . .   3,444,000  $0.4425 $0.4675      $0.4210
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

ITEM  1.     LEGAL  PROCEEDINGS
             See  Note  4  to  the  Consolidated  Financial  Statements

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS
             None

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES
             None

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
             None

ITEM  5.     OTHER  INFORMATION
             None

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K
             Adoption of a Shareholder Rights Plan was filed August 24, 1999 under Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Chesapeake  Utilities  Corporation



/s/  Michael  P.  McMasters
---------------------------------
Michael  P.  McMasters
Vice  President,  Treasurer  and  Chief  Financial  Officer


Date:  November  1,  1999