Form 10-K405
period 1999-12-31
CHESAPEAKE UTILITIES CORP
filed 2000-03-30
CIK 19745

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1999 COMMISSION FILE NUMBER: 001-11590

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

As of March 27, 2000, 5,220,000 shares of common stock were outstanding. The aggregate market value of the common shares held by non-affiliates of Chesapeake Utilities Corporation, based on the last trade price on March 27, 2000, as reported by the New York Stock Exchange, was approximately $69 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference in Part III.

                        CHESAPEAKE UTILITIES CORPORATION
                                    FORM 10-K

                          YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                                                                                               PAGE

PART I                                                                                                            1

   Item 1. Business                                                                                               1
   Item 2. Properties                                                                                            10
   Item 3. Legal Proceedings                                                                                     11
   Item 4. Submission of Matters to a Vote of Security Holders                                                   14

PART II                                                                                                          15

   Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters                          15
   Item 6. Selected Financial Data                                                                               16
   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations                 17
   Item 7a. Quantitative and Qualitative Disclosures About Market Risk                                           24
   Item 8. Financial Statements and Supplemental Data                                                            24
   Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure                  45

PART III                                                                                                         45

   Item 10. Directors and Executive Officers of the Registrant                                                   45
   Item 11. Executive Compensation                                                                               45
   Item 12. Security Ownership of Certain Beneficial Owners and Management                                       45
   Item 13. Certain Relationships and Related Transactions                                                       45

PART IV                                                                                                          45

   Item 14. Financial Statements, Financial Statement Schedules, Exhibits and Reports on Form 8-K                45

PART I

ITEM 1. BUSINESS

(a)  GENERAL DEVELOPMENT OF BUSINESS
Chesapeake Utilities Corporation ("Chesapeake" or "the Company") is a diversified utility company engaged primarily in natural gas distribution and transmission, propane distribution and marketing, and providing advanced information services.

Chesapeake's three natural gas distribution divisions serve approximately 39,000 residential, commercial and industrial customers in southern Delaware, Maryland's Eastern Shore and Central Florida. The Company's natural gas transmission subsidiary, Eastern Shore Natural Gas Company ("Eastern Shore"), operates a 281-mile interstate pipeline system that transports gas from various points in Pennsylvania to the Company's Delaware and Maryland distribution divisions, as well as to other utilities and industrial customers in Delaware and on the Eastern Shore of Maryland. The Company's propane distribution operation serves approximately 35,300 customers in southern Delaware and on the Eastern Shore of Maryland and Virginia. The advanced information services segment provides consulting, custom programming, training and development tools for national and international clients.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
Financial information by business segment is included in Item 7 under the heading "Notes to Consolidated Financial Statements -- Note C".

(c)  NARRATIVE DESCRIPTION OF BUSINESS
The Company is engaged in three primary business activities: natural gas distribution and transmission, propane distribution and marketing, and advanced information services. In addition to the three primary groups, Chesapeake has four subsidiaries engaged in other service-related businesses.

     (i) (a) NATURAL GAS DISTRIBUTION AND TRANSMISSION
     GENERAL
     Chesapeake distributes natural gas to approximately 39,000 residential, commercial and industrial customers in southern Delaware, the Salisbury and Cambridge, Maryland areas on Maryland's Eastern Shore, and Central Florida. These activities are conducted through three utility divisions, one division in Delaware, another in Maryland and a third division in Florida. The Company offers natural gas supply management services in the state of Florida under the name of Peninsula Energy Services Company ("PESCO").

     Delaware and Maryland. Chesapeake's Delaware and Maryland utility divisions ("Delaware", "Maryland" or "the divisions") serve an average of approximately 29,400 customers, of which approximately 29,230 are residential and commercial customers purchasing gas primarily for heating purposes. For the year, residential and commercial customers account for approximately 53% of the volume delivered by the divisions and 69% of the divisions' revenue. The divisions' industrial customers purchase gas, primarily on an interruptible basis, for a variety of manufacturing, agricultural and other uses. Most of Chesapeake's customer growth in these divisions comes from new residential construction using gas heating equipment.

     Florida. The Florida division distributes natural gas to an average of approximately 9,545 residential and commercial and 88 industrial customers in Polk, Osceola, Hillsborough, Gadsden, Gilchrist, Union and Citrus Counties. Currently 39 of the division's industrial customers, which purchase and transport gas on a firm and interruptible basis, account for approximately 86% of the volume delivered by the Florida division and 34% of the revenues. These customers are primarily engaged in the citrus and phosphate industries and electric cogeneration.

                                              Chesapeake Utilities Corporation 1

     The Company's Florida division also provides natural gas supply management services to compete in the open access environment. Currently, 25 customers receive such services, which generated net income of $97,000 in 1999.

     Eastern Shore. The Company's wholly owned transmission subsidiary, Eastern Shore, operates an interstate natural gas pipeline and provides open access transportation services for affiliated and non-affiliated companies through an integrated gas pipeline extending from southeastern Pennsylvania to Delaware and the Eastern Shore of Maryland. Eastern Shore also provides contract storage services as well as the purchase and sale of small quantities of gas for system balancing purposes ("swing gas"). Eastern Shore's rates are subject to regulation by the Federal Energy Regulatory Commission ("FERC").

     ADEQUACY OF RESOURCES
     General. The Delaware and Maryland divisions have firm and interruptible contracts with four interstate "open access" pipelines including Eastern Shore. The divisions are directly interconnected with Eastern Shore and services upstream of Eastern Shore are contracted with Transco Gas Pipeline Corporation ("Transco"), Columbia Gas Transmission ("Columbia") and Columbia Gulf Transmission Company ("Gulf"). The divisions use their firm supply sources to meet a significant percentage of their projected demand requirements. In order to meet the difference between firm supply and firm demand, Delaware and Maryland obtain gas supply on the "spot market" from various other suppliers that is transported by the upstream pipelines and delivered to the divisions' interconnects with Eastern Shore, as needed. The Company believes that Delaware and Maryland's available firm and "spot market" supply is ample to meet the anticipated needs of their customers.

     Delaware. Delaware's contracts with Transco include: (a) firm transportation capacity of 8,663 dekatherms ("Dt") per day, which expires in 2005; (b) firm transportation capacity of 311 Dt per day for December through February, expiring in 2006; and (c) firm storage service, providing a total capacity of 142,830 Dt, which expires in 2000, with provisions to continue from year to year thereafter, subject to six (6) months notice for termination.

     Delaware's contracts with Columbia include: (a) firm transportation capacity of 852 Dt per day, which expires in 2014; (b) firm transportation capacity of 1,132 Dt per day, which expires in 2017; (c) firm transportation capacity of 549 Dt per day, which expires in 2018; (d) firm transportation capacity of 899 per day, which expires in 2019; (e) firm storage service providing a peak day entitlement of 6,193 Dt and a total capacity of 298,195 Dt, which expires in 2014; and (f) firm storage service, providing a peak day entitlement of 635 Dt and a total capacity of 57,139 Dt, which expires in 2017; (g) firm storage service providing a peak day entitlement of 583 Dt and a total capacity of 52,460 Dt, which expires in 2018; and (h) firm storage service providing a peak day entitlement of 583 Dt and a total capacity of 52,460 Dt, which expires in 2019. Delaware's contracts with Columbia for storage-related transportation provide quantities that are equivalent to the peak day entitlement for the period of October through March and are equivalent to fifty percent (50%) of the peak day entitlement for the period of April through September. The terms of the storage-related transportation contracts mirror the storage services that they support.

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

2 Chesapeake Utilities Corporation

     Dt per day on Transco's pipeline system, retained by Eastern Shore, in addition to Delaware's Transco capacity referenced earlier and (b) an interruptible storage service under Transco's Rate Schedule ESS that supports a swing supply service provided under Transco's Rate Schedule FS.

     Delaware currently has contracts for the purchase of firm natural gas supply with five suppliers. These supply contracts provide the availability of a maximum firm daily entitlement of 14,200 Dt and the supplies are transported by Transco, Columbia, Gulf and Eastern Shore under Delaware's transportation contracts. The gas purchase contracts have various expiration dates and daily quantities may vary from month to month.

     Maryland. Maryland's contracts with Transco include: (a) firm transportation capacity of 4,738 Dt per day, which expires in 2005; (b) firm transportation capacity of 155 Dt per day for December through February, expiring in 2006; and (c) firm storage service providing a total capacity of 33,120 Dt, which expires in 2000 with provisions to continue from year to year thereafter, subject to six months notice for termination.

     Maryland's contracts with Columbia include: (a) firm transportation capacity of 442 Dt per day, which expires in 2014; (b) firm transportation capacity of 908 Dt per day, which expires in 2017; (c) firm transportation capacity of 350 Dt per day, which expires in 2018; (d) firm storage service providing a peak day entitlement of 3,142 Dt and a total capacity of 154,756 Dt, which expires in 2014; and (e) firm storage service providing a peak day entitlement of 521 Dt and a total capacity of 46,881 Dt, which expires in 2017. Maryland's contracts with Columbia for storage-related transportation provide quantities that are equivalent to the peak day entitlement for the period October through March and are equivalent to fifty percent (50%) of the peak day entitlement for the period April through September. The terms of the storage-related transportation contracts mirror the storage services that they support.

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

     Maryland currently has contracts for the purchase of firm natural gas supply with four suppliers. These contracts provide the availability of a maximum firm daily entitlement of 7,540 Dt and the supplies are transported by Transco, Columbia, Gulf and Eastern Shore under Maryland's transportation contracts. The gas purchase contracts have various expiration dates and daily quantities may vary from month to month.

     Florida. The Florida division receives transportation service from Florida Gas Transmission Company ("FGT"), a major interstate pipeline. Chesapeake has contracts with FGT for: (a) daily firm transportation capacity of 27,579 Dt in November through April, 21,458 Dt in May through September, and 27,416 Dt in October under FGT's firm transportation service FTS-1 rate schedule; (b) daily firm transportation capacity of 5,100 Dt in May through October, and 8,100 in November through April under FGT's firm transportation service FTS-2 rate schedule; and (c) daily interruptible transportation capacity of 20,000 Dt under FGT's interruptible transportation services ITS-1

                                              Chesapeake Utilities Corporation 3
     rate schedule. The firm transportation contract FTS-1 expires on August 1, 2000 with the Company retaining a right of first refusal on this capacity. The firm transportation contract FTS-2 expires on March 1, 2015. Chesapeake has requested and been approved for a turnback of all but 1,000 Dt per day year round of it's FTS-2 capacity in two increments. These turnbacks coincide with the in service dates of FGT's Phase 4 Project scheduled to be in service in May 2001, and the Phase 5 Project scheduled to be in service in the second quarter of 2002. The interruptible transportation contract is effective until August 1, 2010 and month to month thereafter, unless canceled by either party with thirty days notice.

     The Florida division currently receives its gas supply from various suppliers. If needed, some supply is bought on the spot market; however, the majority is bought under the terms of two firm supply contacts. The Company believes that the availability of gas supply to the Florida division is adequate under existing arrangements to meet customer's needs.

     Eastern Shore. Eastern Shore has 4,916 thousand cubic feet ("Mcf") of firm transportation capacity under Rate Schedule FT under contract with Transco, which expires in 2005. Eastern Shore also has 7,046 Mcf of firm peak day entitlements and total storage capacity of 278,264 Mcf under Rate Schedules GSS, LSS and LGA, respectively, under contract with Transco. The GSS and LSS contracts expire in 2013 and the LGA contract expires in 2006.

     Eastern Shore also has firm storage service under Rate Schedule FSS and firm storage transportation capacity under Rate Schedule SST under contract with Columbia. These contracts, which expire in 2004, provide for 1,073 Mcf of firm peak day entitlement and total storage capacity of 53,738 Mcf.

     Eastern Shore has retained the firm transportation capacity and firm storage services described above in order to provide swing transportation service to those customers that requested such service.

     COMPETITION
     See discussion on competition in Item 7 under the heading "Management's Discussion and Analysis -- Competition".

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

     REGULATORY PROCEEDINGS
     Delaware. In September 1998, Chesapeake's Delaware division filed an application with the Delaware Public Service Commission ("DPSC") to propose certain rate design changes to its existing margin sharing mechanism which was approved in Chesapeake's last rate case. Chesapeake filed this application as an alternative to a full scale

4 Chesapeake Utilities Corporation
     base rate proceeding in order to provide the Company an opportunity to earn its allowed rate of return, without increasing the price of its natural gas services from the Company's last rate case in 1995.

     The Company proposed certain rate design changes to its existing margin sharing mechanism in order to address the level of recovery of fixed distribution costs from the residential heating service customers and smaller commercial heating customers. Chesapeake proposed to modify the existing margin sharing thresholds to address the actual level of fixed distribution cost recovered from the residential and smaller commercial customers based on the base tariff rates established in PSC Docket No. 95-73, Phase II. Chesapeake's base tariff rates established in the last rate case were designed to recover a certain amount of fixed distribution costs in order for Chesapeake to earn its authorized rate of return. The proposal increased or decreased the existing margin sharing thresholds based on the actual level of recovery of fixed distribution costs from these respective customer classes as compared to the level which the base tariff rates were designed to recover in the last rate case.

     The Company also proposed to change the existing margin sharing mechanism to take into consideration the appropriate treatment of margins achieved by the addition of new interruptible customers on the distribution system for which the Company makes additional capital investments. Chesapeake is required to include the margins achieved from its interruptible customers in its margin sharing calculation. Chesapeake does not have the opportunity to earn a return on its capital investments until base tariff rates are established in the context of a base rate proceeding. The Company proposed to exclude from the margin sharing mechanism the margins achieved from the addition of new interruptible customers in order to provide the Company a reasonable opportunity to earn its authorized rate of return until the Company's next base rate proceeding.

     During October 1998, the DPSC suspended the Company's tariff filing, pending the completion of full evidentiary hearings and a final decision by the DPSC during 1999. On March 23, 1999 the Company, DPSC Staff and the Division of the Public Advocate settled all the issues in this matter. An evidentiary hearing was held on March 24, 1999 at which time the executed proposed settlement agreement was entered into the record as evidence and was supported by all the respective parties. The settlement allows the Company to increase or decrease the current margin sharing thresholds based on the actual level of recovery of fixed distribution costs from residential service heating and general service heating customers as compared to the level which the base tariff rates were designed to recover in the last rate case. Per the settlement, the Company can implement an adjustment to the margin sharing thresholds if the weather is at least 6.5% warmer or colder than normal; however, the total increase or decrease in the amount of additional gross margin that the Company will retain or credit to the firm ratepayers cannot exceed a $500,000 cap.

     The Company withdrew its blanket proposal relating to the exclusion of interruptible margins from the existing margin sharing mechanism for all new or existing interruptible customers for whom the Company made a new or additional capital investment to serve the customer, with one exception. Per the settlement, the Company will exclude the interruptible margins from the existing margin sharing mechanism for one specific interruptible customer on its distribution system for whom the Company made a capital investment to serve and currently has under a contract for interruptible service. Any additional margin retained for this customer will be included in the $500,000 cap mentioned above. The DPSC issued its final approval of the proposed settlement on May 25, 1999.

                                              Chesapeake Utilities Corporation 5

     Maryland. During the 1999 Maryland General Assembly legislative session, taxation of electric and gas utilities was fundamentally changed by the passage of The Electric and Gas Utility Tax Reform Act ("Tax Act"). Effective January 1, 2000, the Tax Act altered utility taxation to account for the restructuring of the electric and gas industries by either repealing and/or amending the existing Public Service Company Franchise Tax, Corporate Income Tax and Property Tax. A summary of the major modifications that affected Chesapeake's natural gas operations in Maryland are listed below.

          - Applies the existing Public Service Commission Franchise Tax of 2% of gross receipts only to natural gas distribution delivery service revenues.

          - Imposes a separate per unit distribution tax of $0.0042 per Ccf measured on the amount of natural gas delivered for final consumption in the State.

          - Establishes credits to the per unit distribution tax based on actual consumption by industrial customers.

          - Gas utility income is now subject to the Maryland State Corporate Income Tax rate of 7%, due to the elimination of the gross receipts deduction.

     Chesapeake submitted a regulatory filing with the Maryland Public Service Commission ("MPSC") on December 30, 1999 to implement new tariff sheets necessary to incorporate the changes necessitated by the passage of the Tax Act. The tariff revisions (1) would implement new base tariff rates to reflect the estimated state corporate income tax liability; (2) assess the new per unit distribution franchise tax; and (3) repeal specified portions of the tariff that related to the former 2% gross receipts tax.

     On January 12, 2000, the Maryland Public Service Commission ("MPSC") issued an order requiring the Company to file new tariff sheets, with an effective date of January 12, 2000, to increase its natural gas delivery service rates by $82,763 on an annual basis to recover the estimated impact of the state corporate income tax. Also as part of the MPSC order, the Company was directed to recover the new distribution franchise tax of $0.0042 per Ccf as a separate line item charge on the customers' bills. On January 14, 2000, the Company filed new natural gas tariff sheets in compliance with the MPSC order.

     In 1997, the MPSC approved an order authorizing Chesapeake to implement new service offerings and rate design for services rendered on and after April 1, 1997. The approved changes included: (1) class revenue requirements and restructured sales services which provide for separate firm commercial and industrial rate schedules for general service, medium volume, large volume and high load factor customer groups; (2) unbundling of gas costs from distribution charges; (3) a new gas cost recovery mechanism, which utilizes a projected period under which the fixed cost portion of the gas rate will be forecasted on an annual basis and the commodity cost portion of the gas rate will be estimated quarterly, based on projected market prices; and (4) a new sharing agreement under which interruptible margins will continue to be shared, 90% to customers and 10% to the Company, but distribution costs incurred for incremental load additions can be recovered with carrying charges utilizing 100% of the incremental margin if the payback period is within three years.

     Florida. On July 15, 1999, the Florida Division filed a Joint Petition with Tampa Electric / Peoples Gas System for approval of a territorial boundary agreement in Hillsborough, Polk and Osceola Counties. On November 10, 1999, the Florida Public Service Commission issued an order approving the terms and conditions of the agreement. The agreement included the transfer of facilities in Hillsborough County owned by Chesapeake to Peoples Gas System and the transfer of facilities in Gilchrist and Union Counties owned by Peoples Gas System to Chesapeake. The transfers were made at the depreciated book value of the facilities.

     On August 19,1999, the Florida Division filed a petition with the Florida Public Service Commission for approval of a gas transportation agreement with Citrosuco North America, Inc. located in Polk County, Florida. The Florida Public Service Commission approved the agreement on October 25, 1999. The agreement provides for the Florida

6 Chesapeake Utilities Corporation

     Division to lease an 8-inch steel natural gas pipeline from Citrosuco and in return the Florida Division will provide natural gas service under its CTS rate schedule as a special contract.

     On January 28, 2000, the Florida Division filed a request for approval of a rate increase with the Florida Public Service Commission. The Minimum Filing Requirements ("MFRs") are expected to be filed on March 31, 2000. Interim rates may go into effect approximately 60 days after the acceptance by the Florida Public Service Commission of the MFRs. The full rate case procedure is estimated to take from eight to twelve months after acceptance of the MFRs.

     The Florida Public Service Commission is expected to issue a proposed rule for the unbundling of natural gas services on February 14, 2000. This rule will require all natural gas LDC's to file a tariff providing for the unbundling of service to all non-residential customers by July 1, 2000. The Florida Division intends to include this service as part of the rate case filing.

     Eastern Shore. On December 9, 1999, Eastern Shore filed an application before the FERC requesting authorization for the following: (1) construct and operate approximately two miles of 16-inch mainline looping in Pennsylvania, (2) abandonment of one mile of 2-inch lateral in Delaware and Maryland and replacement of the segment with a 4-inch lateral, (3) construct and operate approximately ten miles of 6-inch mainline extension in Delaware, (4) construct and operate five delivery points on the new 6-inch mainline extension in Delaware, and (5) install certain minor auxiliary facilities at the existing Daleville compressor station in Pennsylvania. The purpose of the construction is to enable Eastern Shore to provide 7,065 Dts of additional daily firm service capacity on Eastern Shore's system. The proposed expansion targeted for completion by November 1, 2000 is estimated to cost approximately $4.2 million.

     In September 1998, Eastern Shore filed an application before the FERC requesting authorization to construct and operate a total of eight miles (4.5 miles in Pennsylvania and 3.5 miles in Delaware) of 16-inch pipeline looping on Eastern Shore's existing system and to install 1,085 horsepower of additional compression at its Delaware City compressor station. The purpose of these new facilities is to enable Eastern Shore to provide 16,540 dekatherms of additional firm transportation capacity on its system for two existing customers, Delmarva Power and Light Company and Star Enterprise. The expansion was completed during the fourth quarter of 1999. The project cost was approximately $7.0 million.

     In March 1998, the FERC authorized Eastern Shore to replace 2.3 miles of 6-inch pipeline with 10-inch pipeline along Route 72 and Power Road, all in conjunction with a Delaware Department of Transportation highway relocation project. In September 1998, Eastern Shore filed an amendment requesting that the FERC authorize an increase in the diameter of the previously approved 2.3-mile pipeline from 10 inches to 16 inches. This proposal was approved by the FERC in October 1998. Construction was completed during 1999.

     (i) (c) PROPANE DISTRIBUTION AND MARKETING
     GENERAL
     Chesapeake's propane distribution group consists of (1) Sharp Energy, Inc. ("Sharp Energy"), a wholly owned subsidiary of Chesapeake, (2) Sharpgas, Inc. ("Sharpgas"), a wholly owned subsidiary of Sharp Energy, and (3) Tri-County Gas Company, Inc. ("Tri-County") a wholly owned subsidiary of Chesapeake. The propane marketing group consists of Xeron, Inc. ("Xeron"), a wholly owned subsidiary of Chesapeake.

     In May 1998, Chesapeake acquired Xeron, a natural gas liquids trading company located in Houston, Texas. Xeron markets propane to large independent and petrochemical companies, resellers and southeastern retail propane companies.

                                              Chesapeake Utilities Corporation 7

     The Company's propane distribution operation served approximately 35,300 propane customers on the Delmarva Peninsula and delivered approximately 28 million retail and wholesale gallons of propane during 1999.

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

     Xeron has no physical storage facilities or equipment to transport propane; however, it contracts for storage and pipeline capacity to facilitate the sale of propane on a wholesale basis.

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

8 Chesapeake Utilities Corporation

     (i) (d) ADVANCED INFORMATION SERVICES
     GENERAL
     Chesapeake's advanced information services segment consists of United Systems, Inc. ("USI") a wholly owned subsidiary of the Company.

     USI is based in Atlanta and primarily provides support for users of PROGRESS(TM), a fourth generation computer language and Relational Database Management System. USI offers consulting, training, software development "tools", web development and customer software development for its client base, which includes many large domestic and international corporations.

     COMPETITION
     The advanced information services business faces significant competition from a number of larger competitors having substantially greater resources available to them than the Company. In addition, changes in the advanced information services business are occurring rapidly, which could adversely impact the markets for the Company's products and services.

     (i) (e) OTHER SUBSIDIARIES
     Skipjack, Inc. ("Skipjack") and Chesapeake Investment Company are wholly owned subsidiaries of Chesapeake Service Company. Skipjack owns and leases two office buildings in Dover, Delaware to affiliates of Chesapeake. Chesapeake Investment Company is a Delaware affiliated investment company.

     In March 1997, in connection with the acquisition of Tri-County, the Company acquired Eastern Shore Real Estate, Inc. ("ESR"), which became a wholly owned subsidiary of Chesapeake. ESR owns and leases office buildings to affiliates and external companies.

     In March 1998, the Company acquired Sam Shannahan Well Co., based in Salisbury, Maryland, doing business as Tolan Water Service ("Tolan"). Tolan was a privately owned EcoWater dealership serving 3,000 customers on the Delmarva Peninsula with divisions supporting residential, commercial and industrial water treatment.

     In 1999, the Company established Sharp Water, Inc., a wholly owned subsidiary of Chesapeake, which in November 1999, acquired EcoWater Systems of Michigan, Inc., doing business as Douglas Water Conditioning, an EcoWater dealership that has serviced the Detroit, Michigan area for 11 years.

     (ii) SEASONAL NATURE OF BUSINESS
     Revenues from the Company's residential and commercial natural gas sales and from its propane distribution activities are affected by seasonal variations, since the majority of these sales are to customers using the fuels for heating purposes. Revenues from these customers are accordingly affected by the mildness or severity of the heating season.

     (iii) CAPITAL BUDGET
     A discussion of capital expenditures by business segment is included in
     Item 7 under the heading "Management Discussion and Analysis -- Liquidity and Capital Resources".

     (iv) EMPLOYEES
     As of December 31, 1999, Chesapeake had 522 employees, including 331 in natural gas and propane, 102 in advanced information services and 59 in water conditioning. The remaining 30 employees are considered general and administrative and include officers of the Company, treasury, accounting, information technology, human resources and other administrative personnel. The acquisition of Douglas Water Conditioning added 28 employees.

                                              Chesapeake Utilities Corporation 9

     (v) EXECUTIVE OFFICERS OF THE REGISTRANT
     Information pertaining to the executive officers of the Company is as follows:

     Ralph J. Adkins (age 57) Mr. Adkins is Chairman of the Board of Chesapeake. He has served as Chairman of the Board since August 1997. Previously, Mr. Adkins served as Chairman of the Board and Chief Executive Officer, President and Chief Executive Officer, President and Chief Operating Officer, Executive Vice President, Senior Vice President, Vice President and Treasurer of Chesapeake. Mr. Adkins is Chairman of Chesapeake Service Company, Sharp Energy, Inc., Tri-County Gas Company, Inc., Chesapeake Investment Company, Xeron, Inc., Sam Shannahan Well Co., Sharp Water, Inc. and Eastern Shore Natural Gas Company, all wholly owned subsidiaries of Chesapeake. He has been a director of Chesapeake since 1989.

     John R. Schimkaitis (age 52) Mr. Schimkaitis is President and Chief Executive Officer. He has served in this position since January 1, 1999. Mr. Schimkaitis is also Chief Executive Officer of Chesapeake Service Company, Sharp Energy, Inc., Tri-County Gas Company, Chesapeake Investment Company, Xeron, Inc., Sam Shannahan Well Co., Sharp Water, Inc. and Eastern Shore Natural Gas Company, all wholly owned subsidiaries of Chesapeake. He previously served as President and Chief Operating Officer, Executive Vice President, Chief Financial Officer, Senior Vice President, Treasurer and Assistant Secretary. From 1983 to 1986, Mr. Schimkaitis was Vice President of Cooper & Rutter, Inc., a consulting firm providing financial services to the utility and cable industries. He was appointed as a director of Chesapeake in February 1996.

     Michael P. McMasters (age 41) Mr. McMasters is Vice President, Chief Financial Officer and Treasurer of Chesapeake Utilities Corporation. He has served as Vice President, Chief Financial Officer and Treasurer since December 1996. He previously served as Vice President of Eastern Shore, Director of Accounting and Rates and Controller. From 1992 to May 1994, Mr. McMasters was employed as Director of Operations Planning for Equitable Gas Company.

     Stephen C. Thompson (age 39) Mr. Thompson is Vice President of the Natural Gas Operations, as well as Vice President of Chesapeake Utilities Corporation. He has served as Vice President since May 1997. He has served as President, Vice President, Director of Gas Supply and Marketing, Superintendent of Eastern Shore and Regional Manager for the Florida distribution Operations.

     Philip S. Barefoot (age 52) Mr. Barefoot is Vice President of Chesapeake Utilities Corporation. He has served as Division Manager of the Florida Operations from 1988 to 1994. Prior to joining Chesapeake, he was employed by Peoples Natural Gas Company where he held the positions of Division Sales Manager, Division Manager and Vice President of Florence Operations.

     William C. Boyles (age 42) Mr. Boyles is Vice President and Corporate Secretary of Chesapeake Utilities Corporation. Mr. Boyles has served as Corporate Secretary since 1998 and Vice President since 1997. He previously served as Director of Administrative Services, Director of Accounting and Finance, Treasurer, Assistant Treasurer and Treasury Department Manager. Prior to joining Chesapeake, he was employed as a Manager of Financial Analysis at Equitable Bank of Delaware and Group Controller at Irving Trust Company of New York.


ITEM 2. PROPERTIES

(a)  GENERAL
The Company owns offices and operates facilities in the following locations:
Pocomoke, Salisbury, Cambridge and Princess Anne, Maryland; Dover, Seaford, Laurel and Georgetown, Delaware; and Winter Haven, Florida. Chesapeake rents office space in Dover, Delaware; Plant City, Florida; Chincoteague and Belle Haven, Virginia; Easton and Pocomoke, Maryland; Detroit, Michigan; Houston, Texas and Atlanta, Georgia. In general, the properties of the Company are adequate for the uses for which they are employed. Capacity and utilization of the Company's facilities can vary significantly due to the seasonal nature of the natural gas and propane distribution businesses.

10 Chesapeake Utilities Corporation

(b)  TOLAN WATER SERVICE
The Company owns and operates a resin regeneration facility in Salisbury, Maryland to serve approximately 3,000 exchange tank and meter water customers.

(c)  NATURAL GAS DISTRIBUTION
Chesapeake owns over 645 miles of natural gas distribution mains (together with related service lines, meters and regulators) located in its Delaware and Maryland service areas and 547 miles of such mains (and related equipment) in its Central Florida service areas. Chesapeake also owns facilities in Delaware and Maryland for propane-air injection during periods of peak demand. Portions of the properties constituting Chesapeake's distribution system are encumbered pursuant to Chesapeake's First Mortgage Bonds.

(d)  NATURAL GAS TRANSMISSION
Eastern Shore owns approximately 281 miles of transmission lines extending from Parkesburg, Pennsylvania to Salisbury, Maryland. Eastern Shore also owns three compressor stations located in Delaware City, Delaware; Daleville, Pennsylvania and Bridgeville, Delaware. The Delaware City compressor facility and associated piping are needed to stabilize capacity on Eastern Shore's system as a result of steadily declining inlet pressures at the Hockessin interconnect with Transco. The Daleville station is used to increase Columbia supply pressures to match Transco supply pressures, and to increase Eastern Shore's pressures in order to serve Eastern Shore's firm customers' demands, including those of Chesapeake's Delaware and Maryland divisions. The Bridgeville station is being used to provide increased pressures required to meet demands on the system.

(e)  PROPANE DISTRIBUTION AND MARKETING
Sharpgas and Tri-County own bulk propane storage facilities with an aggregate capacity of approximately 1.8 million gallons at 31 plant facilities in Delaware, Maryland and Virginia, located on real estate they either own or lease. Xeron has no physical storage facilities or equipment to transport propane.


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

(b)  ENVIRONMENTAL
DOVER GAS LIGHT SITE
In 1984, the State of Delaware notified the Company that they had discovered contamination on a parcel of land it purchased in 1949 from Dover Gas Light Company, a predecessor gas company. The State also asserted that the Company was the responsible party for any clean-up and prospective environmental monitoring of the site. The Delaware Department of Natural Resources and Environmental Control ("DNREC") and Chesapeake conducted subsequent investigations and studies in 1984 and 1985. Soil and ground-water contamination associated with the operations of the former manufactured gas plant ("MGP"), the Dover Gas Light Company, were found on the property.

In February 1986, the State of Delaware entered into an agreement ("the 1986-Agreement") with Chesapeake whereby Chesapeake reimbursed the State for its costs to purchase an alternate property for construction of its Family Court Building and the State agreed to never construct on the property of the former manufactured gas plant.

In October 1989, the Environmental Protection Agency ("EPA") listed the Dover Gas Light Site ("site") on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or

                                             Chesapeake Utilities Corporation 11

"Superfund"). EPA named both the State of Delaware and the Company as potentially responsible parties ("PRPs") for the site.

The EPA issued a clean-up remedy for the site through a Record of Decision ("ROD") dated August 16, 1994. The remedial action selected by the EPA in the ROD addressed the ground-water and soil. The ground-water remedy included a combination of hydraulic containment and natural attenuation. The soil remedy included complete excavation of the former MGP property. The ROD estimated the costs of the selected remediation of ground-water and soil at $2.7 million and $3.3 million, respectively.

In May 1995, EPA issued an order to the Company under section 106 of CERCLA (the "Order"), which required the Company to implement the remedy described in the ROD. The Order was also issued to General Public Utilities Corporation, Inc. ("GPU"), which both EPA and the Company believe is liable under CERCLA. Other PRPs, such as the State of Delaware, were not ordered to perform the ROD. Although notifying EPA of its objections to the Order, the Company agreed to comply. GPU informed EPA that it did not intend to comply with the Order and to this date has not complied with the EPA Order.

The Company performed field studies and investigations during 1995 and 1996 to further characterize the extent of contamination at the site. In April 1997, the EPA issued a fact sheet stating that the EPA was considering a modification to the soil remedy that would take into account the site's future land use restrictions, which prohibited future development on the site. The EPA proposed a soil remediation that included some on-site excavation of contaminated soils and use of institutional controls; EPA estimated the cost of its proposed soil remedy at $5.7 million. Additionally, the fact sheet acknowledged that the soil remedy described in the ROD would cost $10.5 million, instead of the $3.3 million estimated in the ROD, making the overall remedy cost $13.2 million ($10.5 million to perform the soil remedy and $2.7 million to perform the ground-water remediation).

In June 1997, the Company submitted a supplement to the focused feasibility study, which proposed an alternative soil remedy that would take into account the 1986-Agreement between Chesapeake and the State restricting future development at the site. On December 16, 1997, the EPA issued a ROD Amendment to modify the soil remedy to include: (1) excavation and off-site thermal treatment of the contents of the former subsurface gas holders; (2) implementation of soil vapor extraction; (3) pavement of the parking lot and (4) use of institutional controls restricting future development on the site. The overall clean-up cost of the site was estimated at $4.2 million ($1.5 million for soil remediation and $2.7 million for ground-water remediation) as compared to the ROD cleanup estimate of $13.2 million ($10.5 million for soil remediation and $2.7 million for ground-water remediation).

During the fourth quarter of 1998, the Company completed the field work associated with the remediation of the gas holders (a major component of the soil remediation). During the first quarter of 1999, the Company submitted reports to the EPA documenting the gas holder remedial activities and requesting closure of the gas holder remedial project. In April 1999, the EPA approved the closure of the gas holder remediation project, certified that all performance standards for the project were met and no additional work was needed for that phase of the soil remediation. The gas holder remediation project was completed at a cost of $550,000.

During 1999, the Company completed the construction of the soil vapor extraction system (another major component of the soil remediation) and continued with the ongoing operation of the system at a cost of $250,000. Over the next twelve to eighteen months the Company expects to complete the soil vapor extraction portion of the soil remediation, initiate final construction of a parking lot and proceed with a ground-water remedial program.

The Company's independent consultants have prepared preliminary cost estimates of two potentially acceptable alternatives to complete the ground-water remediation activities at the site. The costs range from a low of $390,000 in capital and $37,000 per year of operating costs for 30 years for natural attenuation to a high of $3.3 million in capital and $1.0 million per year in operating costs to operate a pump-and-treat / ground-water containment system. The pump-

12 Chesapeake Utilities Corporation
and-treat / ground-water containment system is intended to contain the MGP contaminants to allow the ground-water outside of the containment area to naturally attenuate. The operating cost estimate for the containment system is dependent upon the actual ground-water quality and flow conditions. The EPA has also requested that the Company submit a design for a limited ground-water containment system that is estimated to cost $2.8 million in capital and $600,000 per year in operating costs. The EPA has requested that the design be submitted in enough time to allow the EPA to approve it by July 14, 2000. The Company continues to believe that a ground-water containment system is not necessary for the MGP contaminants, that there is insufficient information to design an overall ground-water containment program and that natural attenuation is the appropriate remedial action for the MGP wastes.

The Company cannot predict what the EPA will require for the overall ground-water program, and accordingly, has accrued $2.1 million at December 31, 1999 for the Dover site, as well as a regulatory asset for an equivalent amount. Of this amount, $1.5 million is for ground-water remediation and $600,000 is for the remaining soil remediation. The $1.5 million represents the low end of the ground-water remedy estimates described above.

In March 1995, the Company commenced litigation against the State of Delaware for contribution to the remedial costs being incurred to implement the ROD. In December of 1995, this case was dismissed without prejudice based on a settlement agreement between the parties (the "Settlement"). Under the Settlement, the State agreed to: reaffirm its 1986-Agreement with Chesapeake not to construct on the MGP property and support the Company's proposal to reduce the soil remedy for the site; contribute $600,000 toward the cost of implementing the ROD and reimburse the EPA for $400,000 in oversight costs. The Settlement is contingent upon a formal settlement agreement between EPA and the State of Delaware. Upon satisfaction of all conditions of the Settlement, the litigation will be dismissed with prejudice.

In June 1996, the Company initiated litigation against GPU for response costs incurred by Chesapeake and a declaratory judgment as to GPU's liability for future costs at the site. In August 1997, the United States Department of Justice also filed a lawsuit against GPU seeking a Court Order to require GPU to participate in the site clean-up, pay penalties for GPU's failure to comply with the EPA Order, pay EPA's past costs and a declaratory judgment as to GPU's liability for future costs at the site. In November 1998, Chesapeake's case was consolidated with the United States' case against GPU. A case management order has been set with a trial scheduled for February 2001. At this time, management cannot predict the outcome of the litigation or the amount of proceeds to be received, if any.

The Company is currently engaged in investigations related to additional parties who may be PRPs. Based upon these investigations, the Company will consider filings lawsuits against these other PRPs. The Company expects continued negotiations with PRPs in an attempt to resolve these matters.

Management believes that in addition to the $600,000 expected to be contributed by the State of Delaware under the Settlement, the Company will be equitably entitled to contribution from other responsible parties for a portion of the remedial costs. The Company expects that it will be able to recover actual costs incurred (exclusive of carrying costs), which are not recovered from other responsible parties, through the ratemaking process in accordance with the existing environmental cost recovery rider provisions described below.

Through December 31, 1999, the Company has incurred approximately $7.4 million in costs relating to environmental testing and remedial action studies. In 1990, the Company entered into settlement agreements with a number of insurance companies resulting in proceeds to fund actual environmental costs incurred over a five to seven-year period. In 1995, the Delaware Public Service Commission, authorized recovery of all unrecovered environmental costs incurred by a means of a rider (supplement) to base rates, applicable to all firm service customers. The costs, exclusive of carrying costs, would be recovered through a five-year amortization offset by the associated deferred tax benefit. The deferred tax benefit is simply the carrying cost savings associated with the timing of the deduction of environmental costs for tax purposes as opposed to financial reporting purposes. Each year an environmental surcharge rate is calculated to become effective December 1. The surcharge or rider rate is based on the amortization of expenditures through September of the filing year plus amortization of expenses from previous years. The advantage of the rider is that it is not necessary to file

                                             Chesapeake Utilities Corporation 13
a rate case every year to recover expenses incurred. Through December 31, 1999, the unamortized balance and amount of environmental costs not included in the rider; effective January 1, 2000 were $2.5 million and $679,000, respectively. With the rider mechanism established, it is management's opinion that these costs and any future cost, net of the deferred income tax benefit, will be recoverable in rates.

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

The estimated cost of the remaining remediation is approximately $100,000 per year for operating expenses for a period of two years and capital costs of $50,000 to shut down the remediation process in year 2. Based on these estimated costs, the Company adjusted both its liability and related regulatory asset to $240,000 on December 31, 1999, to cover the Company's projected remediation costs for this site. Through December 31, 1999, the Company has incurred approximately $2.7 million for remedial actions and environmental studies. Of this amount, approximately $901,000 of incurred costs have not been recovered through insurance proceeds or received ratemaking treatment. Chesapeake will apply for the recovery of these and any future costs in the next base rate filing with the Maryland Public Service Commission.

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

The Company has recovered all environmental costs incurred to date, approximately $765,000, through rates charged to customers. Additionally, the Florida Public Service Commission has allowed the Company to continue to recover amounts for future environmental costs that might be incurred. At December 31, 1999, Chesapeake had received $505,000 related to future costs, which might be incurred.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

14 Chesapeake Utilities Corporation

PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

(a)  COMMON STOCK PRICE RANGES, COMMON STOCK DIVIDENDS AND SHAREHOLDER
INFORMATION:
The Company's Common Stock is listed on the New York Stock Exchange under the symbol "CPK". The high, low and closing prices of Chesapeake's Common Stock and dividends declared per share for each calendar quarter during the years 1999 and 1998 were as follows:

                                                                                                      DIVIDENDS
                                                                                                      DECLARED
         QUARTER ENDED                       HIGH                LOW               CLOSE              PER SHARE
1999
         March 31                         $19.5000            $15.8750           $16.0625             $0.2500
         June 30                           18.8750             14.8750            18.5625              0.2500
         September 30                      19.8125             17.1875            17.2500              0.2600
         December 31                       19.6250             17.1250            18.3750              0.2600
1998
         March 31                         $20.5000            $18.2500           $18.3750             $0.2500
         June 30                           18.5000             17.1250            17.6250              0.2500
         September 30                      18.5000             16.5000            17.9375              0.2500
         December 31                       18.5000             17.0000            18.9375              0.2500


Indentures to the long-term debt of the Company and its subsidiaries contain a restriction that the Company cannot, until the retirement of its Series I Bonds, pay any dividends after December 31, 1988 which exceed the sum of $2,135,188 plus consolidated net income recognized on or after January 1, 1989. As of December 31, 1998, the amounts available for future dividends permitted by the Series I covenant are $17.6 million.

At December 31, 1999, there were approximately 2,212 shareholders of record of the Common Stock.

                                             Chesapeake Utilities Corporation 15

ITEM 6. SELECTED FINANCIAL DATA

                                                              (dollars in thousands except stock data)
FOR THE YEARS ENDED DECEMBER 31,                        1999            1998             1997             1996             1995
--------------------------------                        ----            ----             ----             ----             ----
OPERATING
     Operating revenues ......................      $  230,863       $  183,569       $  222,489       $  260,102       $ 235,285
     Operating income ........................      $   10,669       $    8,441       $    8,666       $   10,099       $   9,962
     Net income...............................      $    8,271       $    5,303       $    5,868       $    7,782       $   7,696


BALANCE SHEET
     Gross property, plant and equipment .....      $  172,088       $  152,991       $  144,251       $  134,001       $ 120,746
     Net property, plant and equipment .......      $  117,663       $  104,266       $   99,879       $   94,014       $  85,055
     Total assets ............................      $  166,968       $  145,234       $  145,719       $  155,786       $ 130,998
     Long-term debt, net of current maturities      $   33,777       $   37,597       $   38,226       $   28,984       $  31,619
     Total stockholders' equity ..............      $   60,165       $   56,356       $   53,656       $   50,699       $  45,587
     Capital expenditures ....................      $   25,917       $   12,650       $   13,471       $   15,399       $  12,887


COMMON STOCK
     Earnings per share:
     Basic ...................................      $     1.61       $     1.05       $     1.18       $     1.58       $    1.59
     Diluted .................................      $     1.57       $     1.04       $     1.16       $     1.55       $    1.56

     Average shares outstanding ..............       5,144,449        5,060,328        4,972,086        4,912,136       4,836,430

     Number of registered shareholders .......           2,212            2,271            2,178            2,213           2,098

     Cash dividends per share ................      $     1.02       $     1.00       $     0.97       $     0.93       $    0.90
     Book value per share ....................      $    11.60       $    11.06       $    10.72       $    10.26       $    9.38
     Common equity/Total capitalization ......           64.04%           59.98%           58.40%           63.63%          59.05%
     Return on average equity ................           14.20%            9.64%           11.25%           16.16%          18.58%

NUMBER OF EMPLOYEES
     Natural gas and propane .................             331              322              307              263             256
     Advanced information services ...........             102               81               63               49              55
     Corporate and other .....................              89               53               27               26              24
     Total ...................................             522              456              397              338             335

[GRAPHS APPEARS HERE]

          Growth in Book Value            Earnings Compared to Heating
      Compared to Dividend Growth                Degree-Days
                        Dividends                          Heating
Year     Book Value     Per Share             Earnings   Degree-Days
----     ----------     ---------             --------   -----------
1995        $9.37         $0.90                 $1.59       4,594
1996       $10.26         $0.93                 $1.58       4,717
1997       $10.72         $0.97                 $1.18       4,430
1998       $11.06         $1.00                 $1.05       3,704
1999       $11.60         $1.02                 $1.61       4,082

16 Chesapeake Utilities Corporation

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS DESCRIPTION
Chesapeake Utilities Corporation is a diversified utility company engaged in natural gas distribution and transmission, propane distribution and wholesale marketing and advanced information services.

LIQUIDITY AND CAPITAL RESOURCES
Chesapeake's capital requirements reflect the capital-intensive nature of its business and are attributable principally to the construction program and the retirement of outstanding debt. The Company relies on cash generated from operations and short-term borrowing to meet normal working capital requirements and to temporarily finance capital expenditures. During 1999, net cash provided by operating activities was $16.6 million, cash used by investing activities was $22.9 million and cash provided by financing activities was $6.1 million. Based upon anticipated cash requirements in 2000, the Company may refinance its short-term debt and capital requirements through the issuance of long-term debt. The timing of such an issuance is dependent upon the nature of the securities involved as well as current market and economic conditions.

The Board of Directors has authorized the Company to borrow up to $35.0 million from various banks and trust companies. As of December 31, 1999, Chesapeake had four unsecured bank lines of credit, totaling $36.0 million, for short-term cash needs to meet seasonal working capital requirements and to temporarily fund portions of its capital expenditures. The outstanding balances of short-term borrowing at December 31, 1999 and 1998 were $23.0 million and $11.6 million, respectively. In 1999 and 1998, Chesapeake used cash provided by operations and short-term borrowing to fund capital expenditures. The increase in the short-term borrowing balance of $11.4 million was primarily due to capital expenditures during 1999.

During 1999, 1998 and 1997, capital expenditures were approximately $25.1 million, $12.0 million and $12.4 million, respectively. The increase in capital expenditures from 1998 to 1999, was primarily due to the expansion of both the Company's natural gas transmission pipeline and its Florida natural gas distribution system, as well as the acquisition of EcoWater Systems of Michigan. Chesapeake has budgeted $23.0 million for capital expenditures during 2000. This amount includes $17.2 million for natural gas distribution and transmission, $4.1 million for propane distribution and marketing, $400,000 for advanced information services and $1.3 million for general plant. The natural gas distribution expenditures are for expansion and improvement of facilities. Natural gas transmission expenditures are for improvement and expansion of the pipeline system to increase the level of service provided to existing customers and to provide service to customers in the City of Milford, Delaware. The propane expenditures are to support customer growth and for the replacement of equipment. The advanced information services expenditures are for computer hardware, software and related equipment. Expenditures for general plant include building improvements, computer software and hardware. Financing for the 2000 capital expenditure program is expected to be provided from short-term borrowing, cash provided by operating activities and the potential issuance of long-term debt. The capital expenditure program is subject to continuous review and modification. Actual capital expenditures may vary from the above estimates due to a number of factors including acquisition opportunities, changing economic conditions, customer growth in existing areas, regulation and new growth opportunities.

Chesapeake has budgeted $1.2 million for environmental related expenditures during 2000 and expects to incur additional expenditures in future years, a portion of which may need to be financed through external sources (see Note L to the Consolidated Financial Statements). Management does not expect such financing to have a material adverse effect on the financial position or capital resources of the Company.

CAPITAL STRUCTURE
As of December 31, 1999, common equity represented 64.0 percent of permanent capitalization, compared to 60.0 percent in 1998 and 58.4 percent in 1997. Including short-term borrowing, capitalization would be 51.5 percent, 53.4 percent and 53.9 percent. Chesapeake remains committed to maintaining a sound capital structure and strong credit

                                             Chesapeake Utilities Corporation 17
ratings to provide the financial flexibility needed to access the capital markets when required. This commitment, along with adequate and timely rate relief for the Company's regulated operations, is intended to ensure that Chesapeake will be able to attract capital from outside sources at a reasonable cost. The achievement of these objectives will provide benefits to customers and creditors, as well as to the Company's investors.

FINANCING ACTIVITIES
During the past two years, the Company has utilized debt and equity financing for the purpose of funding capital expenditures and acquisitions.

Chesapeake exchanged 25,000 shares of its common stock to acquire Sam Shannahan Well Co., Inc., operating as Tolan Water Service ("Tolan"), on March 31, 1998. Tolan provides water conditioning and treatment services and equipment to residential, commercial and industrial customers on the Delmarva Peninsula. All of the outstanding common stock of Xeron, Inc. ("Xeron") was acquired by Chesapeake on May 29, 1998 in exchange for 475,000 shares of the Company's common stock. Xeron markets propane to large independent oil and petrochemical companies, resellers and southeastern retail propane companies. Each of these business combinations was accounted for as a pooling of interests.

During 1999 and 1998, Chesapeake repaid approximately $1.5 million and $1.1 million of long-term debt, respectively.

In connection with its Automatic Dividend Reinvestment and Stock Purchase Plan, Chesapeake issued 36,319, 32,925 and 32,169 shares of common stock during the years of 1999, 1998 and 1997, respectively.

RESULTS OF OPERATIONS
Net income for 1999 was $8.3 million as compared to $5.3 million for 1998 and $5.9 million for 1997. The increase in net income for 1999 reflected improved pre-tax operating income for each of the Company's three business segments. The natural gas and propane segments each benefited from increased deliveries related to customer growth, averaging more than 4 percent in 1999, combined with cooler temperatures. Based on heating degree-days, temperatures for 1999 were 10 percent cooler than 1998, but still 11 percent warmer than normal. The natural gas segment also benefited from an increase in transportation services. Pre-tax operating income for the advanced information services segment increased due to additional consulting projects and product sales. Net income for 1999 includes an after-tax gain of $863,000 on the sale of the Company's investment in Florida Public Utilities Company (see Note E to the Consolidated Financial Statements). Net income for 1998 includes an after-tax gain of $750,000 from the restructuring of the Company's retirement benefit plans (see Note J to the Consolidated Financial Statements).

The decline in net income from 1997 to 1998 is primarily related to warmer temperatures, partially offset by the after-tax gain on the restructuring of the Company's retirement plans. Based on heating degree-days, temperatures for 1998 were 16 percent warmer than 1997 and 19 percent warmer than normal.

PRE-TAX OPERATING INCOME (IN THOUSANDS)

----------------------------------------------------------------------------------------------------------------
                                                                   INCREASE                             INCREASE
FOR THE YEARS ENDED DECEMBER 31,               1999      1998     (DECREASE)      1998       1997      (DECREASE)
----------------------------------------------------------------------------------------------------------------
BUSINESS SEGMENT:
 Natural gas distribution and transmission   $10,300   $ 8,814      $1,486       $ 8,814    $ 9,219      $(405)
 Propane distribution and marketing            2,627       971       1,656           971      1,158       (187)
 Advanced information services                 1,470     1,316         154         1,316      1,046        270
 Other and Eliminations                          446       522         (76)          522        671       (149)
----------------------------------------------------------------------------------------------------------------
TOTAL PRE-TAX OPERATING INCOME               $14,843   $11,623      $3,220       $11,623    $12,094      $(471)

18 Chesapeake Utilities Corporation

NATURAL GAS DISTRIBUTION AND TRANSMISSION

Pre-tax operating income increased $1.5 million from 1998 to 1999. The increase was a result of a $3.3 million increase in gross margin offset by a $1.8 million increase in operating expenses. The principle factors responsible for this increase in gross margin were:

         - higher levels of firm transportation services provided on a limited-term basis, combined with the 1999 expansion;

         - customer growth of 5.1 percent, primarily residential and commercial; and

         - greater deliveries due to temperatures in 1999 which were 10 percent cooler than 1998.

These factors were offset somewhat by a decline in margins earned on volumes sold and transported to industrial customers in the Florida service territory.

The customer growth and cooler temperatures resulted in an 11 percent increase in volumes delivered to residential and commercial customers. Under normal temperatures and customer usage, the 5.1 percent customer growth is estimated to generate an additional margin of $870,000 on an annual basis.

In 1998, the Company restructured its retirement benefit plans ("the benefit restructuring"), resulting in a one-time reduction of $1.2 million in pension expenses. Exclusive of the benefit restructuring, operating expenses increased by $1.0 million, or 4.7 percent. The principle costs that contributed to higher operating expenses were depreciation, compensation, marketing and benefits.

NATURAL GAS GROSS MARGIN SUMMARY (IN THOUSANDS)

--------------------------------------------------------------------------------------------------------------------
                                                                  INCREASE                              INCREASE
For the Years Ended December 31,          1999         1998      (decrease)      1998        1997      (decrease)
--------------------------------------------------------------------------------------------------------------------
Gross Margin:
Sales                                     $ 26,310     $ 25,186      $ 1,124     $ 25,186    $ 25,322        $ (136)
Transportation                               5,793        3,969        1,824        3,969       4,284          (315)
Marketing                                      207          174           33          174         185           (11)
Non-gas sales                                  540          187          353          187         116            71
--------------------------------------------------------------------------------------------------------------------
TOTAL GROSS MARGIN                        $ 32,850     $ 29,516      $ 3,334     $ 29,516    $ 29,907        $ (391)
--------------------------------------------------------------------------------------------------------------------


The $405,000 reduction in pre-tax operating income from 1997 to 1998 was primarily the result of a reduction in gross margin, as indicated in the preceding table. The reduction in gross margin was due to a reduction in transportation and sales revenues. Deliveries to residential and commercial customers decreased by 12 percent, after taking into account customer growth of 4 percent. This reduction in deliveries was due to temperatures which were 19 percent warmer than normal and 16 percent warmer than 1997. Also contributing to the decline in gross margin was an 11 percent reduction in volumes delivered to industrial customers located in the Florida service territory.

Operating expenses for 1998 were higher primarily in the areas of marketing, legal fees, building rent, pipeline system maintenance, depreciation and amortization. These increases were substantially offset by decreases in compensation and those due to the benefit restructuring.

                                          Chesapeake Utilities Corporation    19

PROPANE DISTRIBUTION AND MARKETING

Pre-tax operating income for 1999 was $2.6 million compared to $1.0 million for 1998. This increase of $1.6 million was the result of a $1.9 million increase in gross margin, offset by an increase in operating expenses of $300,000.
Gross margin was higher due to the following:

         - gallons delivered by the distribution operation increased by 11 percent;

         - margin earned per gallon sold by the distribution operation increased by 6.4 percent; and

         -        wholesale marketing margins earned increased by 28 percent.

The increase in gallons delivered by the distribution operation was directly related to temperatures which were 10 percent cooler than 1998 coupled with a
3.4 percent growth in customers. During 1999, marketing revenues increased by $35 million or 44 percent while margins increased $360,000. Wholesale marketing is a high volume, low margin business. Operating expenses increased in 1999; primarily in the areas of incentive compensation, marketing and benefits costs. The Company estimates that the warm temperatures experienced in 1999 reduced pre-tax operating income by approximately $1.2 million.

In May 1998, the Company acquired Xeron, Inc., a wholesale marketer of propane, expanding Chesapeake's propane operations (see Note B to the Consolidated Financial Statements). The pre-tax operating income contribution of the propane distribution and marketing segment declined by $187,000 from 1997 to 1998 due to a decrease in gross margin which was partially offset by a decline in operating expenses. Exclusive of the Company's benefit restructuring, pre-tax operating income decreased $463,000 or 40 percent. The propane distribution operation was negatively affected by the warmer temperatures experienced in 1998, resulting in a decline in sales volumes of 8.2 percent, after taking into account a 2.9 percent increase in customer growth. Somewhat offsetting this volume-related decline in margin was an increase of 6.5 percent in the margin earned per gallon delivered as compared to the prior year. In addition, the lack of volatility in the wholesale propane market resulted in a reduction to propane marketing margins due to fewer gallons being marketed. During 1998, marketing revenues declined by $18.1 million or 18 percent while margins declined by $250,000 or 16 percent. Operating expenses declined primarily due to incentive compensation, pension expense and administrative fees associated with the pension plan.

The Company estimates that the warm temperatures experienced in 1998 reduced pre-tax operating income by approximately $1.9 million when compared to normal temperatures. In addition, margins during 1998 were lower than historical norms, further reducing pre-tax operating income by approximately $1.6 million.

ADVANCED INFORMATION SERVICES

The results of the advanced information services segment consisted primarily of those of United Systems, Inc. ("USI"). Pre-tax operating income for 1999 increased $154,000 or 12 percent over 1998. This increase was the result of revenue growth of $3.2 million or 31, resulting in a gross margin increase of $1.3 million or 24 percent. The majority of revenue growth is due to increased web-related products and services. The increase in costs were primarily in the areas of compensation, marketing and uncollectible accounts.

Exclusive of the Company's benefit restructuring, pre-tax operating income contributed by USI increased 15 percent or $156,000 from 1997 to 1998. Gross margin increased $1.5 million, or 38 percent, due to increases in traditional Progress-based consulting.

INCOME TAXES

The increase in pre-tax operating income and recognition of accumulated deferred income tax timing differences at the 35 percent federal rate were the primary reasons for the $992,000 increase in operating income taxes from 1998 to 1999. Offsetting these increases was a $238,000 reduction in the income tax accrual due to a reassessment of known tax exposures. Income taxes decreased from 1997 to 1998 due to the reduction in pre-tax operating income. This was


20  Chesapeake Utilities Corporation
partially offset by a one-time expense to establish the deferred income tax liability in connection with the 1997 acquisition of Tri-County Gas Company, Inc.

OTHER

Non-operating income was $1,068,000, $241,000 and $545,000 for the years 1999, 1998 and 1997, respectively. In 1999, the Company recognized a pre-tax gain of $1,415,000, or $863,000 after tax, on the sale of Chesapeake's investment in Florida Public Utilities Company (see Note E to the Consolidated Financial Statements). Exclusive of this transaction, non-operating income for 1999 was $205,000. The resulting decrease from 1998 was primarily due to a reduction in interest income. The decrease in non-operating income from 1997 to 1998 is primarily attributable to pre-tax gains of $452,000 on the sale of fixed assets included in 1997. Also contributing to the 1998 decline is a reduction in interest income of $100,000 from 1997 to 1998.

REGULATORY ACTIVITIES

The Company's natural gas distribution operations are subject to regulation by the Delaware, Maryland and Florida Public Service Commissions while the natural gas transmission operation is subject to regulation by the Federal Energy Regulatory Commission.

In 1999, the Company requested and received approval from the Delaware Public Service Commission to adjust its interruptible margin sharing mechanism in order to address the level of recovery of fixed distribution costs from residential and small commercial heating customers during the twelve month period of August 1 to July 31. The Company is now allowed to increase or decrease the current margin sharing thresholds based on the actual level of recovery of fixed distribution costs from heating customers as compared to the level which the base tariff rates were designed to recover. Starting in August 1999, the Company can implement an adjustment to the margin sharing thresholds if the weather is at least 6.5 percent warmer or colder than normal. The total increase or decrease in the amount of additional gross margin that the Company will retain or credit to the firm ratepayers cannot exceed a $500,000 cap during the twelve-month period ending in July of each year. Any credits to firm ratepayers will be processed through the interruptible margin sharing mechanism. The Company expects to file for a similar ratemaking adjustment with the Maryland Public Service Commission ("MPSC") during 2000.

During the 1999 Maryland General Assembly legislative session, taxation of electric and gas utilities was changed by the passage of The Electric and Gas Utility Tax Reform Act ("Tax Act"). Effective January 1, 2000, the Tax Act altered utility taxation to account for the restructuring of the electric and gas industries by either repealing and/or amending the existing Public Service Company Franchise Tax, Corporate Income Tax and Property Tax. Prior to this Tax Act, the State of Maryland allowed utilities a credit to their income tax liability for Maryland gross receipts taxes paid during the year. The modification eliminates the gross receipts tax credit. Chesapeake filed and received approval from the MPSC to increase its natural gas delivery service rates by $83,000 on an annual basis to recover the estimated impact of the Tax Act.

Chesapeake plans to file for a base rate increase with the Florida Public Service Commission during the second quarter of 2000. Interim rates are expected to be put into effect, subject to refund, in the second or third quarter of 2000.

ENVIRONMENTAL MATTERS

The Company continues to work with federal and state environmental agencies to assess the environmental impact and explore corrective action at several former gas manufacturing plant sites (see Note L to the Consolidated Financial Statements). The Company believes that future costs associated with these sites will be recoverable in rates.

MARKET RISK

Market risk represents the potential loss arising from adverse changes in market rates and prices. Long-term debt is subject to potential losses based on the change in interest rates. The Company's long-term debt consists of first mortgage

                                      Chesapeake Utilities Corporation        21
bonds, senior notes and convertible debentures (see Note G to the Consolidated Financial Statements for annual maturities of consolidated long-term debt). All of Chesapeake's long-term debt is fixed-rate debt and was not entered into for trading purposes. The carrying value of the Company's long-term debt was $36.4 million at December 31, 1999 as compared to a fair value of $36.3 million, based mainly on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The Company is exposed to changes in interest rates as a result of financing through its issuance of fixed-rate long-term debt. The Company evaluates whether to refinance existing debt or permanently finance existing short-term borrowing based in part on the fluctuation in interest rates.

The propane marketing operation is a party to natural gas liquids ("NGL") forward contracts, primarily propane contracts, with various third parties. These contracts require that the propane marketing operation purchase or sell NGL at a fixed price at fixed future dates. At expiration, the contracts are settled by the delivery of NGL to the respective party. The wholesale propane marketing operation also enters into futures contracts that are traded on the New York Mercantile Exchange. In certain cases, the futures contracts are settled by the payment of a net amount equal to the difference between the current market price of the futures contract and the original contract price.

The forward and futures contracts are entered into for trading and wholesale marketing purposes. The propane marketing operation is subject to commodity price risk on its open positions to the extent that NGL market prices deviate from fixed contract settlement amounts. Market risk associated with the trading of futures and forward contracts are monitored daily for compliance with Chesapeake's Risk Management Policy, which includes volumetric limits for open positions. To manage exposures to changing market prices, open positions are marked to market and reviewed by oversight officials on a daily basis. Additionally, the Risk Management Committee reviews periodic reports on market and credit risk, approves any exceptions to the Risk Management policy (within the limits established by the Board of Directors) and authorizes the use of any new types of contracts. Quantitative information on the forward and futures contracts at December 31, 1999 is shown below. All of the contracts mature during 2000.

-----------------------------------------------------------------------------------------------------------------
                                                            QUANTITY          ESTIMATED        WEIGHTED AVERAGE
At December 31, 1999                                       in gallons       Market Prices       Contract Prices
-----------------------------------------------------------------------------------------------------------------
Forward Contracts
Sale                                                           9,954,000   $.3350-- $.5250         $0.4412
Purchase                                                       8,064,000   $.3250-- $.5200         $0.4121
Futures Contracts
Purchase                                                       2,730,000   $.4207-- $.4350         $0.4229
-----------------------------------------------------------------------------------------------------------------

Estimated market prices and weighted average contract prices are in dollars per gallon.


THE YEAR 2000

Chesapeake has not experienced any problems related to the year 2000 date rollover or the year 2000 leap year issue; however, all date related problems may not yet have become apparent. While Chesapeake believes its efforts to date have successfully addressed the potential problems, there can be no assurance until the passage of time, that no future problems will occur, including date related problems with respect to Chesapeake's third party business partners. The costs incurred in addressing the year 2000 issues have been immaterial.

COMPETITION

Historically, the Company's natural gas operations have successfully competed with other forms of energy such as electricity, oil and propane. The principal competitive factors have been price, and to a lesser extent, accessibility. The natural gas distributions operations have several large volume industrial customers that have the capacity to use fuel oil as an alternative to natural gas. When oil prices decline, these interruptible customers convert to oil to satisfy their fuel requirements. Lower levels in interruptible sales occur when oil prices remain depressed relative to the price of natural gas. However, oil prices as well as the prices of other fuels are subject to change at any time for a variety of reasons;

22   Chesapeake Utilities Corporation
therefore, there is always uncertainty in the continuing competition among natural gas and other fuels. In order to address this uncertainty, the Company uses flexible pricing arrangements on both the supply and sales side of its business to maximize sales volumes. As a result of the Company's transmission segment's conversion to open access, the Company has shifted from providing competitive sales service to providing transportation and contract storage services.

The Company's natural gas distribution operations located in Maryland and Delaware began offering transportation services to certain industrial customers during 1998 and 1997, respectively. With transportation services now available on the Company's distribution systems, the Company is competing with third party suppliers to sell gas to industrial customers. The distribution operations can be in competition with the interstate transmission company if the distribution customer is located close to the transmission company's pipeline. The customers at risk are usually large volume commercial and industrial customers with the financial resources and capability to bypass the distribution operations. In certain situations, the distribution operations may adjust services and rates for these customers to retain their business. The Company expects to expand the availability of transportation services to additional distribution customers in the future. The Florida distribution operation has been open to certain industrial customers since 1994. The Company established a natural gas brokering and supply operation in Florida to compete for these customers.

The propane distribution operation competes with several other propane distributors in its service territories, primarily on the basis of service and price. Changes are occurring rapidly in the advanced information services segment, which could adversely affect the markets for the Company's services. In addition, both the propane and advanced information services businesses face significant competition from a number of larger competitors with substantially greater resources available to them than those of the Company.

INFLATION

Inflation affects the cost of labor, products and services required for operation, maintenance and capital improvements. While the impact of inflation has lessened in recent years, natural gas and propane prices are subject to rapid fluctuations. Fluctuations in natural gas prices are passed on to customers through the gas cost recovery mechanism in the Company's tariffs. To help cope with the effects of inflation on its capital investments and returns, the Company seeks rate relief from regulatory commissions for regulated operations while monitoring the returns of its unregulated business operations. To compensate for fluctuations in propane gas prices, Chesapeake adjusts its propane selling prices to the extent allowed by the market.

CAUTIONARY STATEMENT

Chesapeake has made statements in this report that are considered to be forward-looking statements. These statements are not matters of historical fact. Sometimes they contain words such as "believes," "expects," "intends," "plans," "will," or "may," and other similar words. These statements relate to such topics as customer growth, increases in revenues or margins, regulatory approvals, market risk associated with the Company's propane marketing operation, the competitive position of the Company and other matters. It is important to understand that these forward-looking statements are not guarantees, but are subject to certain risks and uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, among other things:

         - the temperature sensitivity of the natural gas and propane businesses;

         - the wholesale price of propane and market movements in these prices;

         - the effects of competition on both unregulated and regulated businesses;

         - the effect of changes in federal, state or local legislative requirements;

         - the ability of the Company's new and planned facilities to generate expected revenues; and

         - the Company's ability to obtain the rate relief requested from utility regulators and the timing of that rate relief.


                                           Chesapeake Utilities Corporation   23

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information related to quantitative and qualitative disclosure about market risk is included in Item 7 under the heading "Management's Discussion and Analysis -- Market Risk".

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA



                        REPORT OF INDEPENDENT ACCOUNTANTS
                                    --------

To the Stockholders of Chesapeake Utilities Corporation

In our opinion, the consolidated financial statements listed in the accompanying index appearing under item 14(a)(1) of this Form 10-K present fairly, in all material respects, the financial position of Chesapeake Utilities Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the consolidated financial statement schedule listed in the index appearing under item 14(a)(2) of this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP
--------------------------------
PRICEWATERHOUSECOOPERS LLP
Washington, D.C.
February 11, 2000


24   Chesapeake Utilities Corporation

CONSOLIDATED STATEMENTS OF INCOME


-------------------------------------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31,                                1999             1998             1997
-------------------------------------------------------------------------------------------------------------
OPERATING REVENUES                                             $230,863,123   $ 183,568,795    $ 222,489,264
COST OF SALES                                                   176,731,255     136,226,618      175,377,647
-------------------------------------------------------------------------------------------------------------
GROSS MARGIN                                                     54,131,868      47,342,177       47,111,617
-------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
        Operations                                               26,460,042      23,462,709       23,500,217
        Maintenance                                               1,858,861       2,123,456        2,068,114
        Depreciation and amortization                             6,721,661       6,109,202        5,475,417
        Other taxes                                               4,248,900       4,024,129        3,974,097
        Income taxes                                              4,173,670       3,181,599        3,427,308
     --------------------------------------------------------------------------------------------------------
     Total operating expenses                                    43,463,134      38,901,095       38,445,153
     --------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                 10,668,734       8,441,082        8,666,464
-------------------------------------------------------------------------------------------------------------

OTHER INCOME
        Gain on sale of investment                                1,415,343               -                -
        Interest income                                              99,753         188,394          288,339
        Other income, net                                            63,930          97,005          533,704
        Income taxes                                               (510,577)        (44,145)        (276,888)
     --------------------------------------------------------------------------------------------------------
     Total other income                                           1,068,449         241,254          545,155
     --------------------------------------------------------------------------------------------------------

INCOME BEFORE INTEREST CHARGES                                   11,737,183       8,682,336        9,211,619
-------------------------------------------------------------------------------------------------------------

INTEREST CHARGES
        Interest on long-term debt                                2,793,712       2,966,043        2,387,641
        Interest on short-term borrowing                            551,937         254,033          764,536
        Amortization of debt expense                                117,966         123,335          119,401
        Other                                                         2,582          36,339           72,429
     --------------------------------------------------------------------------------------------------------
     Total interest charges                                       3,466,197       3,379,750        3,344,007
     --------------------------------------------------------------------------------------------------------

NET INCOME                                                      $ 8,270,986     $ 5,302,586      $ 5,867,612
-------------------------------------------------------------------------------------------------------------

EARNINGS PER SHARE OF COMMON STOCK:
        BASIC                                                        $ 1.61          $ 1.05           $ 1.18
        DILUTED                                                      $ 1.57          $ 1.04           $ 1.16





CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

-------------------------------------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31,                                1999             1998             1997
-------------------------------------------------------------------------------------------------------------
NET INCOME                                                      $ 8,270,986     $ 5,302,586      $ 5,867,612
UNREALIZED GAIN ON MARKETABLE SECURITIES,
     NET OF INCOME TAXES                                                  -         566,472          258,274
-------------------------------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME                                      $ 8,270,986     $ 5,869,058      $ 6,125,886
-------------------------------------------------------------------------------------------------------------







                             See accompanying notes



                                           Chesapeake Utilities Corporation   25

CONSOLIDATED BALANCE SHEETS


---------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31,                                                                       1999               1998
---------------------------------------------------------------------------------------------------------------------
ASSETS

PROPERTY, PLANT AND EQUIPMENT
Natural gas distribution and transmission                                           $ 132,929,885      $ 117,232,506
Propane distribution and marketing                                                     28,679,766         27,287,807
Advanced information services                                                           1,460,411          1,087,910
Other plant                                                                             9,017,458          7,382,965
---------------------------------------------------------------------------------------------------------------------
Total property, plant and equipment                                                   172,087,520        152,991,188
Less:  Accumulated depreciation and amortization                                      (54,424,105)       (48,725,412)
---------------------------------------------------------------------------------------------------------------------
Net property, plant and equipment                                                     117,663,415        104,265,776
---------------------------------------------------------------------------------------------------------------------

INVESTMENTS, AT FAIR MARKET VALUE                                                         595,644          4,165,194
---------------------------------------------------------------------------------------------------------------------

CURRENT ASSETS
Cash and cash equivalents                                                               2,357,173          2,598,084
Accounts receivable (less allowance for uncollectibles of
$475,592 and $302,513 in 1999 and 1998, respectively)                                  21,699,128         14,861,255
Materials and supplies, at average cost                                                 2,407,214          1,728,513
Propane inventory, at average cost                                                      2,754,401          1,787,038
Storage gas prepayments                                                                 2,211,084          2,152,605
Underrecovered purchased gas costs                                                      1,236,914          1,552,265
Income taxes receivable                                                                    76,628            344,311
Deferred income taxes                                                                     727,799                  -
Prepaid expenses                                                                        1,499,910          1,596,595
---------------------------------------------------------------------------------------------------------------------
Total current assets                                                                   34,970,251         26,620,666
---------------------------------------------------------------------------------------------------------------------

DEFERRED CHARGES AND OTHER ASSETS
Environmental regulatory assets                                                         2,340,000          2,700,000
Environmental expenditures                                                              3,574,888          3,418,166
Other deferred charges and intangible assets                                            7,823,597          4,063,811
---------------------------------------------------------------------------------------------------------------------
Total deferred charges and other assets                                                13,738,485         10,181,977
---------------------------------------------------------------------------------------------------------------------






TOTAL ASSETS                                                                        $ 166,967,795      $ 145,233,613
---------------------------------------------------------------------------------------------------------------------


                             See accompanying notes


26     Chesapeake Utilities Corporation

---------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31,                                                                           1999               1998
---------------------------------------------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES
Capitalization
Stockholders' equity
Common stock                                                                          $ 2,524,018        $ 2,479,019
Additional paid-in capital                                                             25,782,824         24,192,188
Retained earnings                                                                      31,857,732         28,892,384
Unearned compensation related to restricted stock award                                         -            (71,041)
Accumulated other comprehensive income                                                          -            863,344
---------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                             60,164,574         56,355,894
Long-term debt, net of current maturities                                              33,776,909         37,597,000
---------------------------------------------------------------------------------------------------------------------
Total capitalization                                                                   93,941,483         93,952,894
---------------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
Current maturities of long-term debt                                                    2,665,091            520,000
Short-term borrowing                                                                   23,000,000         11,600,000
Accounts payable                                                                       16,849,061         11,070,642
Refunds payable to customers                                                              779,508            636,153
Accrued interest                                                                          581,649            553,444
Dividends payable                                                                       1,347,784          1,273,446
Deferred income taxes                                                                           -             56,100
Other accrued liabilities                                                               4,626,785          3,754,231
---------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                              49,849,878         29,464,016
---------------------------------------------------------------------------------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                                  13,877,284         13,260,282
Deferred investment tax credits                                                           711,987            766,802
Environmental liability                                                                 2,340,000          2,700,000
Accrued pension costs                                                                   1,544,963          1,536,304
Other liabilities                                                                       4,702,200          3,553,315
---------------------------------------------------------------------------------------------------------------------
Total deferred credits and other liabilities                                           23,176,434         21,816,703
---------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES
(NOTES L AND M)


TOTAL CAPITALIZATION AND LIABILITIES                                                $ 166,967,795      $ 145,233,613
---------------------------------------------------------------------------------------------------------------------

                             See accompanying notes



                                           Chesapeake Utilities Corporation   27

CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31,                                             1999            1998            1997
-------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
     Net Income                                                          $ 8,270,986     $ 5,302,586     $ 5,867,612
     Adjustments to reconcile net income to net operating cash:
        Depreciation and amortization                                      7,509,841       6,864,063       6,168,777
        Investment tax credit adjustments                                    (54,815)        (54,815)        (54,815)
        Deferred income taxes, net                                           385,104       1,711,510       1,437,206
        Mark-to-market adjustments                                            65,076        (242,757)      1,144,966
        Employee benefits                                                      8,659        (801,898)       (238,826)
        Employee compensation from lapsing of stock restrictions              71,041         119,845         173,643
        Other, net                                                           212,711        (171,619)       (286,147)
     Changes in assets and liabilities:
        Accounts receivable, net                                          (6,902,950)      1,797,425      10,914,969
        Other current assets                                              (1,607,857)        630,202       1,368,006
        Other deferred charges                                             1,205,748         215,119        (623,138)
        Accounts payable, net                                              5,778,418      (5,327,048)    (12,525,992)
        Refunds payable to customers                                         143,356         279,112           3,307
        Overrecovered purchased gas costs                                    315,351         121,123         518,781
        Other current liabilities                                          1,196,643         584,559      (2,193,548)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                 16,597,312      11,027,407      11,674,801
--------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
     Property, plant and equipment expenditures, net                     (25,128,670)    (12,021,735)    (12,370,932)
     Sale (purchase) of investments                                        2,189,312        (500,000)        (36,167)
--------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                    (22,939,358)    (12,521,735)    (12,407,099)
--------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
     Common stock dividends, net of amounts reinvested of $456,962,
     $421,382 and $385,605 in 1999, 1998 and 1997, respectively           (4,774,338)     (4,340,687)     (3,846,264)
     Issuance of stock - Dividend Reinvestment Plan optional cash            187,369         188,564         167,337
     Issuance of stock - Retirement Savings Plan                             816,306         466,759         404,297
     Net borrowing (repayment) under line of credit agreements            11,400,000       3,999,990      (5,134,990)
     Proceeds from issuance of long-term debt                                      -               -       9,929,711
     Repayment of long-term debt                                          (1,528,202)     (1,051,390)     (3,098,455)
--------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                           6,101,135        (736,764)     (1,578,364)
--------------------------------------------------------------------------------------------------------------------

NET DECREASE)IN CASH AND CASH EQUIVALENTS                                   (240,911)     (2,231,092)     (2,310,662)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             2,598,084       4,829,176       7,139,838
--------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $ 2,357,173     $ 2,598,084     $ 4,829,176
--------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest                                              $ 3,409,070     $ 3,490,993     $ 3,243,981
     Cash paid for income tax                                            $ 4,413,155     $ 2,670,580     $ 3,500,160




                             See accompanying notes


28  Chesapeake Utilities Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                                   1999            1998            1997
-----------------------------------------------------------------------------------------------------------

Common Stock
     Balance - beginning of year                               $ 2,479,019     $ 2,435,142     $ 2,403,978
        Dividend Reinvestment Plan                                  17,530          16,240          15,398
        Retirement Savings Plan                                     22,489          12,663          11,305
        Conversion of debentures                                     4,201           3,115           4,461
        Performance shares                                             779          11,859               -
     -----------------------------------------------------------------------------------------------------
     Balance - end of year                                       2,524,018       2,479,019       2,435,142
     -----------------------------------------------------------------------------------------------------

Additional Paid-in Capital
     Balance - beginning of year                                24,192,188      22,581,463      21,507,577
        Dividend Reinvestment Plan                                 626,801         593,706         529,453
        Retirement Savings Plan                                    793,817         454,096         392,992
        Conversion of debentures                                   142,597         105,736         151,441
        Performance shares                                          27,421         457,187               -
     -----------------------------------------------------------------------------------------------------
     Balance - end of year                                      25,782,824      24,192,188      22,581,463
     -----------------------------------------------------------------------------------------------------

Retained Earnings
     Balance - beginning of year                                28,892,384      28,533,145      27,113,764
        Net income                                               8,270,986       5,302,586       5,867,612
        Cash dividends - Chesapeake                             (5,305,638)     (4,943,347)     (4,341,964)
        Cash dividends - Pooled companies                                -               -        (106,267)
     -----------------------------------------------------------------------------------------------------
     Balance - end of year                                      31,857,732      28,892,384      28,533,145
     -----------------------------------------------------------------------------------------------------

Unearned Compensation
     Balance - beginning of year                                   (71,041)       (190,886)       (364,529)
        Amortization of prior years' awards                         71,041         119,845         173,643
     -----------------------------------------------------------------------------------------------------
     Balance - end of year                                               -         (71,041)       (190,886)
     -----------------------------------------------------------------------------------------------------

Accumulated Other Comprehensive Income
     Net of income tax expense of approximately $552,000 and
     $190,000 in 1998 and 1997, respectively                             -         863,344         296,872
----------------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                     $60,164,574    $ 56,355,894    $ 53,655,736
----------------------------------------------------------------------------------------------------------




                             See accompanying notes



                                           Chesapeake Utilities Corporation   29

CONSOLIDATED STATEMENTS OF INCOME TAXES

------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                                    1999            1998             1997
------------------------------------------------------------------------------------------------------------
Current Income Tax Expense
     Federal                                                    $ 3,948,746     $ 1,553,839      $ 2,076,235
     State                                                          807,214         307,654          442,563
     Investment tax credit adjustments, net                         (54,815)        (54,815)         (54,815)
     -------------------------------------------------------------------------------------------------------
     Total current income tax expense                             4,701,145       1,806,678        2,463,983
     -------------------------------------------------------------------------------------------------------

Deferred Income Tax Expense (1)
     Property, plant and equipment                                  734,765         887,175        1,335,802
     Deferred gas costs                                            (124,576)       (111,416)        (204,170)
     Pensions and other employee benefits                          (153,697)        546,237          (19,508)
     Unbilled revenue                                               (45,290)        (16,198)        (104,632)
     Contributions in aid of construction                          (160,971)       (104,003)         (33,028)
     Environmental expenditures                                      97,480         415,845          249,417
     Other (2)                                                     (364,609)       (198,574)          16,332
     -------------------------------------------------------------------------------------------------------
     Total deferred income tax expense                              (16,898)      1,419,066        1,240,213
     -------------------------------------------------------------------------------------------------------
     Total Income Tax Expense                                   $ 4,684,247     $ 3,225,744      $ 3,704,196
     -------------------------------------------------------------------------------------------------------

Reconciliation of Effective Income Tax Rates
     Federal income tax expense at 34%                            4,404,779     $ 2,899,632      $ 3,254,412
     State income taxes, net of federal benefit                     553,444         363,041          399,213
     Acquisition of subchapter S Corporation (3)                          -               -          317,821
     Other (2)                                                     (273,976)        (36,929)        (267,250)
     -------------------------------------------------------------------------------------------------------
     Total Income Tax Expense                                   $ 4,684,247     $ 3,225,744      $ 3,704,196
     -------------------------------------------------------------------------------------------------------
     Effective income tax rate                                        36.2%           37.8%            38.7%

-------------------------------------------------------------------------------------------
At December 31,                                                      1999            1998
-------------------------------------------------------------------------------------------
Deferred Income Taxes
     Deferred income tax liabilities:
        Property, plant and equipment                           $14,002,355    $ 13,222,141
        Environmental costs                                       1,477,380       1,358,443
        Deferred gas costs                                          439,146         546,391
        Other                                                       476,476       1,077,008
     --------------------------------------------------------------------------------------
     Total deferred income tax liabilities                       16,395,357      16,203,983
     --------------------------------------------------------------------------------------

     Deferred income tax assets:
        Unbilled revenue                                          1,053,863         984,510
        Pension and other employee benefits                         980,878         884,286
        Self insurance                                              687,158         625,602
        State operating loss carryforwards                                -          72,041
        Other                                                       523,973         321,162
     --------------------------------------------------------------------------------------
     Total deferred income tax assets                             3,245,872       2,887,601
     --------------------------------------------------------------------------------------
     Deferred Income Taxes Per Consolidated Balance Sheet       $13,149,485    $ 13,316,382
     --------------------------------------------------------------------------------------


(1) Includes $39,000, $156,000 and $208,000 of deferred state income taxes for the years 1999, 1998 and 1997, respectively.

(2) 1999 includes a $238,000 tax benefit associated with the adjustment to deferred income taxes for known tax exposures, offset by a $78,000 charge to adjust deferred income taxes to the 35% federal income tax rate.

(3) Accounted for as a pooling of interests (see Note B to the Consolidated Financial Statements).


                             See accompanying notes


30   Chesapeake Utilities Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. SUMMARY OF ACCOUNTING POLICIES
NATURE OF BUSINESS
Chesapeake Utilities Corporation (the "Company") is engaged in natural gas distribution to approximately 39,000 customers located in central and southern Delaware, Maryland's Eastern Shore and Florida. The Company's natural gas transmission subsidiary operates a pipeline from various points in Pennsylvania and northern Delaware to the Company's Delaware and Maryland distribution divisions, as well as other utility and industrial customers in Delaware and the Eastern Shore of Maryland. The Company's propane distribution and marketing segment provides distribution service to approximately 35,300 customers in central and southern Delaware, the Eastern Shore of Maryland and Virginia, and markets propane to a number of large independent oil and petrochemical companies, resellers and propane distribution companies in the southeastern United States. The advanced information services segment provides consulting, custom programming, training, development tools and website development for national and international clients.

PRINCIPLES OF CONSOLIDATION
The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. Investments in all entities in which the Company owns more than 20 percent but less than 50 percent, are accounted for by the equity method. All significant intercompany transactions have been eliminated in consolidation.

SYSTEM OF ACCOUNTS
The natural gas distribution divisions of the Company located in Delaware, Maryland and Florida are subject to regulation by their respective Public Service Commissions with respect to their rates for service, maintenance of their accounting records and various other matters. Eastern Shore Natural Gas Company ("Eastern Shore") is an open access pipeline and is subject to regulation by the Federal Energy Regulatory Commission ("FERC"). The Company's financial statements are prepared in accordance with generally accepted accounting principles which give appropriate recognition to the ratemaking and accounting practices and policies of the various commissions. The propane distribution and marketing and advanced information services segments are not subject to regulation with respect to rates or maintenance of accounting records.

PROPERTY, PLANT, EQUIPMENT AND DEPRECIATION
Utility property is stated at original cost while the assets of the propane segment are recorded at cost. The costs of repairs and minor replacements are charged to income as incurred and the costs of major renewals and betterments are capitalized. Upon retirement or disposition of utility property, the recorded cost of removal, net of salvage value, is charged to accumulated depreciation. Upon retirement or disposition of non-utility property, the gain or loss, net of salvage value, is charged to income. The provision for depreciation is computed using the straight-line method at rates which will amortize the unrecovered cost of depreciable property over the estimated useful life. Depreciation and amortization expenses are provided at an annual rate for each segment. Average rates for the past three years were 4 percent for natural gas distribution and transmission, 5 percent for propane distribution and marketing, 18 percent for advanced information services and 7 percent for general plant.

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


                                             Chesapeake Utilities Corporation 31

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


OTHER DEFERRED CHARGES AND INTANGIBLE ASSETS
Other deferred charges include discount, premium and issuance costs associated with long-term debt and rate case expenses. These costs are deferred, then amortized over the original lives of the respective debt issues. Gains and losses on the reacquisition of debt are amortized over the remaining lives of the original issuances. Rate case expenses are deferred, then amortized over periods approved by the applicable regulatory authorities.

Intangible assets are associated with the acquisition of non-utility companies and are amortized on a straight-line basis over a weighted average period of fourteen years. Gross intangibles and the net unamortized balance at December 31, 1999 were $7.1 million and $5.6 million, respectively. Gross intangibles and the net unamortized balance at December 31, 1998 were $2.8 and $1.6 million, respectively.

INCOME TAXES AND INVESTMENT TAX CREDIT ADJUSTMENTS
The Company files a consolidated federal income tax return. Income tax expense allocated to the Company's subsidiaries is based upon their respective taxable incomes and tax credits.

Deferred tax assets and liabilities are recorded for the tax effect of temporary differences between the financial statements and tax bases of assets and liabilities and are measured using current effective income tax rates. The portion of the Company's deferred tax liabilities applicable to utility operations which have not been reflected in current service rates represent income taxes recoverable through future rates. Investment tax credits on utility property have been deferred and are allocated to income ratably over the lives of the subject property.

FINANCIAL INSTRUMENTS
Xeron, the Company's propane marketing operation, engages in trading activities using forward and futures contracts which have been accounted for using the mark-to-market method of accounting. Under mark-to-market accounting, the Company's trading contracts are recorded at fair value, net of future servicing costs, and changes in market price are recognized as gains or losses in the period of change. The resulting unrealized gains and losses are recorded as assets or liabilities, respectively. At December 31, 1999 and 1998, the unrealized gains were $142,000 and $207,000, respectively.

OPERATING REVENUES
Revenues for the natural gas distribution operations of the Company are based on rates approved by the various public service commissions. Customers' base rates may not be changed without formal approval by these commissions. With the exception of the Company's Florida division, the Company recognizes revenues from meters read on a monthly cycle basis. This practice results in unbilled and unrecorded revenue from the cycle date through month-end. The Florida division recognizes revenues based on services rendered and records an amount for gas delivered but not yet billed.

Chesapeake's natural gas distribution operations each have a gas cost recovery mechanism that provides for the adjustment of rates charged to customers as gas costs fluctuate. These amounts are collected or refunded through adjustments to rates in subsequent periods.

The Company charges flexible rates to the natural gas distribution's industrial interruptible customers to make them competitive with alternative types of fuel. Based on pricing, these customers can choose natural gas or alternative types of supply. Neither the Company nor the customer is contractually obligated to deliver or receive natural gas.

The natural gas transmission operation became an open access pipeline on November 1, 1997 with revenues based on rates approved by FERC. Before open access, only portions of the operation's revenues were based on FERC-approved rates.




32 Chesapeake Utilities Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The propane distribution operation records revenues on either an "as delivered" or a "metered" basis depending on the customer type. The propane marketing operation calculates revenues daily on a mark-to-market basis for open contracts.

EARNINGS PER SHARE
The calculations of both basic and diluted earnings per share are presented below.


FOR THE YEARS ENDED DECEMBER 31,                    1999             1998             1997
---------------------------------------------------------------------------------------------
CALCULATION OF BASIC EARNINGS PER SHARE:
Net Income                                       $8,270,986       $5,302,586       $5,867,612
Weighted Average Shares Outstanding               5,144,449        5,060,328        4,972,089
---------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE                         $     1.61       $     1.05       $     1.18
---------------------------------------------------------------------------------------------
CALCULATION OF DILUTED EARNINGS PER SHARE:
RECONCILIATION OF NUMERATOR:
Net Income-- basic                               $8,270,986       $5,302,586       $5,867,612
Effect of 8.25% Convertible debentures              188,982          193,666          204,070
---------------------------------------------------------------------------------------------
ADJUSTED NUMERATOR-- DILUTED                     $8,459,968       $5,496,252       $6,071,682
---------------------------------------------------------------------------------------------
RECONCILIATION OF DENOMINATOR:
Weighted Shares Outstanding-- basic               5,144,449        5,060,328        4,972,089
Effect of 8.25% Convertible debentures              220,732          226,203          238,357
Effect of stock options                              11,875           12,245           38,462
---------------------------------------------------------------------------------------------
ADJUSTED DENOMINATOR-- DILUTED                    5,377,056        5,298,776        5,248,908
---------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE                       $     1.57       $     1.04       $     1.16
---------------------------------------------------------------------------------------------


CERTAIN RISKS AND UNCERTAINTIES
The financial statements are prepared in conformity with generally accepted accounting principles that require management to make estimates in measuring assets and liabilities and related revenues and expenses (see Notes L and M to the Consolidated Financial Statements for significant estimates). These estimates involve judgements with respect to, among other things, various future economic factors that are difficult to predict and are beyond the control of the Company; therefore, actual results could differ from those estimates.

The Company records certain assets and liabilities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 71. If the Company were required to terminate application of SFAS No. 71 for its regulated operations, all such deferred amounts would be recognized in the income statement at that time This would result in a charge to earnings, net of applicable income taxes, which could be material.

FASB STATEMENTS AND OTHER AUTHORITATIVE PRONOUNCEMENTS
In 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, establishing accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement does not allow retroactive application to financial statements for prior periods. Chesapeake will adopt the requirements of this standard in the first quarter of 2001, as required. The Company believes that adoption of this statement will not have a material impact on the Company's financial position or results of operations.

RESTATEMENT AND RECLASSIFICATION OF PRIOR YEARS' AMOUNTS
Certain prior years' amounts have been reclassified to conform to current year presentation.


                                             Chesapeake Utilities Corporation 33

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


B. BUSINESS COMBINATIONS
In November 1999, Chesapeake acquired EcoWater Systems of Michigan, Inc., operating as Douglas Water Conditioning ("Douglas"). Douglas is an EcoWater dealership that has served the Detroit, Michigan area for 11 years. The acquisition was accounted for as a purchase and the Company's financial results include the results of operations of Douglas from the date of acquisition to December 31, 1999, which were not material.

In May 1998, Chesapeake acquired all of the outstanding common stock of Xeron, Inc., based in Houston, Texas for 475,000 shares of Chesapeake common stock. Xeron markets propane to large independent oil and petrochemical companies, resellers and southeastern retail propane companies. The transaction was accounted for as a pooling of interests.

In March 1998, Chesapeake acquired Sam Shannahan Well Co., Inc., operating as Tolan Water Service, in exchange for 25,000 shares of Chesapeake common stock. Tolan provides water conditioning and treatment services and equipment to residential, commercial and industrial customers on the Delmarva Peninsula. This transaction was accounted for as a pooling of interests.

The 1998 acquisitions of Xeron, Inc. and Tolan Water Service required prior periods Consolidated Financial Statements to be restated to include the combined results of operations, financial position and cash flows. All material intercompany transactions have been eliminated in consolidation.

C. SEGMENT INFORMATION
Chesapeake uses the management approach to identify operating segments. Chesapeake organizes its business around differences in products or services and the operating results of each segment are regularly reviewed by the Company's chief operating decision maker in order to make decisions about resources and to assess performance. The following table presents information about the Company's reportable segments.



34 Chesapeake Utilities Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


For the Years Ended December 31,                           1999               1998               1997
---------------------------------------------------------------------------------------------------------
Operating Revenues, Unaffiliated Customers
Natural gas distribution and transmission              $ 75,395,245       $ 68,583,445       $ 88,105,336
Propane distribution and marketing                      139,304,246        102,872,909        125,159,336
Advanced information services                            13,531,261         10,330,703          7,636,407
Other                                                     2,632,371          1,781,738          1,588,185
---------------------------------------------------------------------------------------------------------
Total operating revenues, unaffiliated customers       $230,863,123       $183,568,795       $222,489,264
---------------------------------------------------------------------------------------------------------
Intersegment Revenues (1)
Natural gas distribution and transmission              $     45,730       $     40,253       $     17,830
Propane distribution and marketing                               --                 --             52,230
Advanced information services                                    --                 --            149,602
Other                                                       650,985            634,032            523,007
---------------------------------------------------------------------------------------------------------
Total intersegment revenues                            $    696,715       $    674,285       $    742,669
---------------------------------------------------------------------------------------------------------
Operating Income Before Income Taxes
Natural gas distribution and transmission              $ 10,300,455       $  8,814,125       $  9,219,619
Propane distribution and marketing                        2,627,123            971,215          1,157,543
Advanced information services                             1,469,958          1,316,158          1,045,912
Other                                                       404,491            461,174            637,971
---------------------------------------------------------------------------------------------------------
Total                                                    14,802,027         11,562,672         12,061,045
Eliminations                                                 40,377             60,009             32,727
---------------------------------------------------------------------------------------------------------
Total operating income before income taxes             $ 14,842,404       $ 11,622,681       $ 12,093,772
---------------------------------------------------------------------------------------------------------
Depreciation and Amortization
Natural gas distribution and transmission              $  4,762,285       $  4,381,338       $  3,968,912
Propane distribution and marketing                        1,399,685          1,334,414          1,214,918
Advanced information services                               268,082            183,553            122,081
Other                                                       291,609            209,897            169,506
---------------------------------------------------------------------------------------------------------
Total depreciation and amortization                    $  6,721,661       $  6,109,202       $  5,475,417
---------------------------------------------------------------------------------------------------------
Capital Expenditures
Natural gas distribution and transmission              $ 17,853,885       $ 10,018,491       $  9,528,884
Propane distribution and marketing                        2,168,269          1,544,992          2,820,166
Advanced information services                               372,501            246,153            273,351
Other                                                     5,522,615            840,186            848,680
---------------------------------------------------------------------------------------------------------
Total capital expenditures                             $ 25,917,270       $ 12,649,822       $ 13,471,081
---------------------------------------------------------------------------------------------------------
Identifiable Assets, at December 31,
Natural gas distribution and transmission              $117,024,633       $102,618,587       $103,514,152
Propane distribution and marketing                       31,888,633         27,526,019         31,831,616
Advanced information services                             2,585,865          2,304,609          1,751,192
Other                                                    15,468,664         12,784,398          8,621,863
---------------------------------------------------------------------------------------------------------
Total identifiable assets                              $166,967,795       $145,233,613       $145,718,823
---------------------------------------------------------------------------------------------------------

(1) All significant intersegment revenues have been eliminated from consolidated revenues.



                                             Chesapeake Utilities Corporation 35

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

D. FAIR VALUE OF FINANCIAL INSTRUMENTS
Various items within the balance sheet are considered to be financial instruments because they are cash or are to be settled in cash. The carrying values of these items generally approximate their fair value (see Note E to the Consolidated Financial Statements for disclosure of fair value of investments). The Company's open forward and futures contracts at December 31, 1999 and December 31, 1998 had a fair value of $142,000 and $207,000, respectively based on market rates. The fair value of the Company's long-term debt is estimated using a discounted cash flow methodology. The Company's long-term debt at December 31, 1999, including current maturities, had an estimated fair value of $36.3 million as compared to a carrying value of $36.4 million. At December 31, 1998, the estimated fair value was approximately $41.6 million as compared to a carrying value of $38.1 million. These estimates are based on published corporate borrowing rates for debt instruments with similar terms and average maturities.

E. INVESTMENTS
The investment balance at December 31, 1999 consists primarily of a Rabbi Trust associated with the acquisition of Xeron, Inc. The Company has classified this investment as a trading security, which requires all gains and losses to be recorded into earnings.

In November 1999, Chesapeake finalized the sale of its investment in Florida Public Utilities Company ("FPU") for $16.50 per share. Chesapeake recognized a gain on the sale of $1,415,000 pre-tax or $863,000 after-tax. The Company had a
7.3 percent ownership interest in the common stock of FPU which had been classified as an available for sale security. This classification required that all unrealized gains and losses be excluded from earnings and be reported net of income tax as a separate component of stockholders' equity. At December 31, 1998, the market value had exceeded the aggregate cost basis of the Company's portfolio by $1,552,000 pre-tax and $487,000 after-tax, respectively.

F. COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL
The following is a schedule of changes in the Company's shares of common stock.


For the Years Ended December 31,                               1999            1998            1997
------------------------------------------------------------------------------------------------------
Common Stock: Shares issued and outstanding (1)
Balance-- beginning of year                                  5,093,788       5,004,078       4,939,515
Dividend Reinvestment Plan (2)                                  36,319          32,925          32,169
Sale of stock to the Company's Retirement Savings Plan          46,208          26,018          23,228
Conversion of debentures                                         8,631           6,401           9,166
Performance shares                                               1,600          24,366              --
------------------------------------------------------------------------------------------------------
Balance-- end of year                                        5,186,546       5,093,788       5,004,078
------------------------------------------------------------------------------------------------------

(1) 12,000,000 shares are authorized at a par value of $.4867 per share.

(2) Includes dividends and reinvested optional cash payments.





36 Chesapeake Utilities Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

G. LONG-TERM DEBT
The outstanding long-term debt, net of current maturities, is as follows:

AT DECEMBER 31,                                       1999               1998
--------------------------------------------------------------------------------
First mortgage sinking fund bonds:
9.37% Series I, due December 15, 2004             $ 3,024,000        $ 3,780,000
Uncollateralized senior notes:
7.97% note, due February 1, 2008                    8,000,000         10,000,000
6.91% note, due October 1, 2010                     9,090,909         10,000,000
6.85% note, due January 1, 2012                    10,000,000         10,000,000
Convertible debentures:
8.25% due March 1, 2014                             3,662,000          3,817,000
--------------------------------------------------------------------------------
Total long-term debt                              $33,776,909        $37,597,000
--------------------------------------------------------------------------------

Annual maturities of consolidated long-term debt for the next five years are as follows: $2,665,091 for the years 2000 through 2002, and $3,665,091 thereafter.



The convertible debentures may be converted, at the option of the holder, into shares of the Company's common stock at a conversion price of $17.01 per share. During 1999, debentures totaling $147,000 were converted. The debentures are redeemable at the option of the holder, subject to an annual non-cumulative maximum limitation of $200,000 in the aggregate. At the Company's option, the debentures may be redeemed at the stated amounts.

Indentures to the long-term debt of the Company and its subsidiaries contain various restrictions. The most stringent restrictions state that the Company must maintain equity of at least 40 percent of total capitalization, the times interest earned ratio must be at least 2.5 and the Company cannot, until the retirement of its Series I bonds, pay any dividends after December 31, 1988 which exceed the sum of $2,135,188 plus consolidated net income recognized on or after January 1, 1989. As of December 31, 1999, the amounts available for future dividends permitted by the Series I covenant approximated $17.6 million.

A portion of the natural gas distribution plant assets owned by the Company are subject to a lien under the mortgage pursuant to which the Company's first mortgage sinking fund bonds are issued.

H. SHORT-TERM BORROWINGS
The Board of Directors has authorized the Company to borrow up to $35.0 million from various banks and trust companies. As of December 31, 1999, the Company had four unsecured bank lines of credit totaling $36.0 million, none of which required compensating balances. Under these lines of credit, the Company had short-term debt outstanding of $23.0 million and $11.6 million at December 31, 1999 and 1998, respectively, with weighted average interest rates of 5.51 percent and 5.56 percent, respectively.

I. LEASE OBLIGATIONS
The Company has entered several operating lease arrangements for office space at various locations and pipeline facilities. Rent expense related to these leases was $357,000, $309,000 and $343,000 for 1999, 1998 and 1997, respectively.
Future minimum payments under the Company's current lease agreements are $511,000, $468,000, $390,000, $340,000 and $314,000 for the years of 2000 through 2004, respectively; and $692,000 thereafter, totaling $2.7 million.

J. EMPLOYEE BENEFIT PLANS
PENSION PLAN
In December 1998, the Company restructured the employee benefit plans to be competitive with those in similar industries. Chesapeake offered existing participants of the defined benefit plan the option to remain in the existing plan



                                             Chesapeake Utilities Corporation 37

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


or receive a one-time payout and enroll in an enhanced retirement savings plan. Chesapeake closed the defined benefit plan to new participants, effective December 31, 1998. Based on the election options selected by the employees, the Company reduced its accrued pension liability to $1,283,088. As a result of the change in the accrued liability, the Company recorded a curtailment gain of $1,224,298 in 1998. Benefits under the plan are based on each participant's years of service and highest average compensation. The Company's funding policy provides that payments to the trustee shall be equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974.

The following schedule sets forth the funded status of the pension plan at December 31, 1999 and 1998:


At December 31,                                          1999                 1998
--------------------------------------------------------------------------------------
Change in benefit obligation:
Benefit obligation at beginning of year              $ 12,187,885         $ 11,534,355
Service cost                                              400,921              838,177
Interest cost                                             688,198              803,727
Effect of curtailment                                     (16,369)          (1,224,298)
Change in discount rate                                  (896,201)             952,552
Actuarial loss (gain)                                     263,562             (384,492)
Benefits paid (1)                                      (4,386,001)            (332,136)
--------------------------------------------------------------------------------------
Benefit obligation at end of year                       8,241,995           12,187,885
--------------------------------------------------------------------------------------

Change in plan assets:
Fair value of plan assets at beginning of year         14,585,169           13,592,699
Actual return on plan assets                              (13,774)           1,324,606
Benefits paid (1)                                      (4,386,001)            (332,136)
--------------------------------------------------------------------------------------
Fair value of plan assets at end of year               10,185,394           14,585,169
--------------------------------------------------------------------------------------

Funded Status                                           1,943,399            2,397,284
Unrecognized transition obligation                        (96,267)            (111,371)
Unrecognized prior service cost                           (62,453)             (67,152)
Unrecognized net gain                                  (2,956,318)          (3,501,849)
--------------------------------------------------------------------------------------
Accrued pension cost                                 $ (1,171,639)        $ (1,283,088)
--------------------------------------------------------------------------------------
Assumptions:
Discount rate                                                7.50%                6.75%
Rate of compensation increase                                4.75%                4.75%
Expected return on plan assets                               8.50%                8.50%
--------------------------------------------------------------------------------------

(1) Benefits paid in 1999 include $4 million in one-time payments related to the restructuring of the pension plan.



Net periodic pension costs for the defined pension benefit plan for 1999, 1998 and 1997 include the following components:


For the Years Ended December 31,                   1999               1998               1997
------------------------------------------------------------------------------------------------
Components of net periodic pension cost:
Service cost                                   $   400,921        $   838,177        $   680,192
Interest cost                                      688,198            803,727            732,188
Expected return on assets                       (1,046,254)        (1,149,754)          (898,037)
Amortization of:
Transition assets                                  (15,104)           (15,104)           (15,104)
Prior service cost                                  (4,699)            (4,699)            (4,699)
Actuarial gain                                    (118,142)          (143,622)           (88,900)
------------------------------------------------------------------------------------------------
Net periodic pension (benefit) cost                (95,080)           328,725            405,640
Curtailment gain                                        --         (1,224,298)                --
------------------------------------------------------------------------------------------------
Total pension (benefit) cost accruals          $   (95,080)       $  (895,573)       $   405,640
------------------------------------------------------------------------------------------------




38 Chesapeake Utilities Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


RETIREMENT SAVINGS PLAN
The Company sponsors a 401(k) Retirement Savings Plan, which provides participants a mechanism for making contributions for retirement savings. Each participant may make pre-tax contributions of up to 15 percent of eligible base compensation, subject to IRS limitations. For participants still covered by the defined benefit pension plan, the Company makes a contribution matching 60 percent or 100 percent of each participant's pre-tax contributions based on the participant's years of service, not to exceed 6 percent of the participant's eligible compensation for the plan year.

Effective January 1, 1999, the Company began offering an enhanced 401(k) plan to all new employees, as well as existing employees that elected to no longer participate in the defined benefit plan. The Company makes matching contributions on a basis of up to 6 percent of each employee's pre-tax compensation for the year. The match is between 100 percent and 200 percent, based on a combination of the employee's age and years of service. The first 100 percent of the funds is matched with Chesapeake common stock. The remaining match is invested in the Company's 401(k) plan according to each employee's election options.

Effective, January 1, 1999 the Company offers a non-qualified supplemental employee retirement savings plan open to Company executives over a specific income threshold. Each participant receives a cash only matching contribution percentage equivalent to their 401(k) match level. All contributions and matched funds earn interest income monthly. This Plan is not funded externally.

The Company's contributions to the 401(k) plans totaled $1,066,000, $495,000 and $404,000 for the years ended December 31, 1999, 1998 and 1997, respectively. As of December 31, 1999, there are 84,148 shares reserved to fund future contributions to the Retirement Savings Plan.

OTHER POST-RETIREMENT BENEFITS
The Company sponsors a defined benefit post-retirement health care and life insurance plan that covers substantially all natural gas and corporate employees. The Company had deferred approximately $126,000, which represented the difference between the Maryland division's SFAS No. 106 expense and its actual pay-as-you-go cost. The amount is being amortized over five years starting in 1995. The unamortized balance was $25,028 at December 31, 1999.

Net periodic post-retirement costs for 1999, 1998 and 1997 include the following components:


For the Years Ended December 31,                         1999           1998           1997
---------------------------------------------------------------------------------------------
Components of net periodic post-retirement cost:
Service cost                                           $  3,322       $  3,361       $  3,287
Interest cost                                            55,023         59,321         60,221
Amortization of:
Transition obligation                                    27,859         27,859         27,859
Actuarial loss                                            3,130          6,071          1,554
---------------------------------------------------------------------------------------------
Net periodic post-retirement cost                        89,334         96,612         92,921
Amounts amortized                                        25,254         25,254         25,254
---------------------------------------------------------------------------------------------
Total post-retirement cost accruals                    $114,588       $121,866       $118,175
---------------------------------------------------------------------------------------------



                       Chesapeake Utilities Corporation 39

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following schedule sets forth the funded status of the post-retirement health care and life insurance plan:


At December 31,                                      1999              1998
------------------------------------------------------------------------------
Change in benefit obligation:
Benefit obligation at beginning of year            $ 887,060         $ 868,899
Retirees                                             (19,169)           14,236
Fully-eligible active employees                      (59,211)              674
Other active                                         (20,148)            3,251
------------------------------------------------------------------------------
Benefit obligation at end of year                  $ 788,532         $ 887,060
------------------------------------------------------------------------------
Funded Status                                      $(788,532)        $(887,060)
Unrecognized transition obligation                   189,436           217,295
Unrecognized net loss                                 23,329           165,160
------------------------------------------------------------------------------
Accrued post-retirement cost                       $(575,767)        $(504,605)
------------------------------------------------------------------------------
Assumptions:
Discount rate                                           7.50%             6.75%
------------------------------------------------------------------------------


The health care inflation rate for 1999 is assumed to be 8.5 percent. This rate is projected to gradually decrease to an ultimate rate of 5 percent by the year 2008. A one percentage point increase in the health care inflation rate from the assumed rate would increase the accumulated post-retirement benefit obligation by approximately $97,327 as of January 1, 2000, and would increase the aggregate of the service cost and interest cost components of the net periodic post-retirement benefit cost for 2000 by approximately $7,474.

K. EXECUTIVE INCENTIVE PLANS
The Performance Incentive Plan ("the Plan") adopted in 1992 provides for the granting of stock options to certain officers of the Company over a 10-year period. The Plan provides participants an option to purchase shares of the Company's common stock, exercisable in cumulative installments of up to one-third on each anniversary of the commencement of the award period. The Plan also enables participants the right to earn performance shares upon the Company's achievement of certain performance goals as set forth in the specific agreements associated with particular options and/or performance shares.

The Company has executed Stock Option Agreements for a three-year performance period ending December 31, 2000 with certain executive officers. One-half of these options become exercisable over time and the other half become exercisable if certain performance targets are achieved. Chesapeake also executed Performance Share Agreements for the same period with certain other executive officers. Each year participants are eligible to earn a maximum number of performance shares equal to one-third of the total number of performance shares granted, based on the Company's achievement of certain performance goals. The Company recorded compensation expense of $131,000 and $49,000 associated with these performance shares in 1999 and 1998, respectively.

In November 1994, the Company executed Tandem Stock Option and Performance Share Agreements ("Agreements") with certain executive officers. During the three-year period ended December 31, 1997, the performance goals set forth in the Agreements were achieved. Following the approval of the Board of Directors on February 27, 1998, the Company issued 44,081 performance shares. At that time, 44,906 stock options expired. The Company recorded $416,000 to recognize the compensation expense associated with these performance shares in 1997.





                                             Chesapeake Utilities Corporation 40

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Changes in outstanding options were as follows:


                                          1999                             1998                             1997
                                  Number         Option            Number         Option          Number           Option
                                of shares         Price          of shares        Price          of shares         Price
-------------------------------------------------------------------------------------------------------------------------------
Balance-- beginning of year     163,637      $12.75-- $20.50      208,543    $12.625-- $20.50     113,051      $12.625-- $12.75
Options granted                                                                                    95,492           $20.50
Options expired                                                   (44,906)        $12.625
-------------------------------------------------------------------------------------------------------------------------------
Balance-- end of year           163,637      $12.75-- $20.50      163,637     $12.75-- $20.50     208,543      $12.625-- $20.50
-------------------------------------------------------------------------------------------------------------------------------
Exercisable                      85,735      $12.75-- $20.50       68,145         $12.75           98,083      $12.625-- $12.75
-------------------------------------------------------------------------------------------------------------------------------



In December 1997, the Company granted stock options to certain executive officers of the Company. As required by Statement of Financial Accounting Standards No. 123, the pro forma information as if fair value based accounting had been used to account for the stock-based compensation costs is shown below.


For the Years Ended December 31,             1999                 1998                 1997
----------------------------------------------------------------------------------------------
Pro forma Net Income                   $   8,230,868        $   5,262,468        $   5,864,269

Pro forma Earnings Per Share:
Basic                                  $        1.60        $        1.04        $        1.18
Diluted                                $        1.57        $        1.03        $        1.16

Assumptions:
Dividend yield                                  4.73%                4.73%                4.73%
Expected volatility                            15.53%               15.53%               15.53%
Risk-free interest rate                         5.89%                5.89%                5.89%
Expected lives                               4 years              4 years              4 years
----------------------------------------------------------------------------------------------



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

During 1999, the Company completed the first phase of the soil remediation process at that site at a cost of $550,000. Over the next twelve to eighteen months, the Company expects to complete the remaining phases of soil remediation and initiate the ground-water remedial activities.

The Company's independent consultants have prepared preliminary estimates of the costs of two potentially acceptable alternatives to complete the ground-water remediation activities at the site. The costs to remediate the ground-water range from a low of $390,000 in capital and $37,000 per year of operating costs for 30 years for natural attenuation; to a high of $3.3 million in capital and $1.0 million per year in operating costs to operate a pump-and-treat / ground-water containment system. The pump-and-treat / ground-water containment system is intended to contain the manufactured gas plant ("MGP") contaminants to allow the ground-water outside of the containment area to naturally attenuate. The operating cost estimate for the pump-and-treat containment system is dependent upon the actual ground-water quality and flow conditions at the site. The EPA has also requested that the Company submit a design for a pump-and-treat / ground-water containment system that is estimated to cost $2.8 million in capital and $600,000 per year in operating costs. The EPA has requested that the design be submitted in enough time to allow the EPA to approve it by July 14,



                                             Chesapeake Utilities Corporation 41

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2000. The Company continues to believe that a ground-water pump-and-treat system is not necessary for the MGP contaminants, that there is insufficient information to design an overall ground-water containment program and that natural attenuation is the appropriate remedial action for the MGP wastes.

Chesapeake cannot predict the ground-water remediation that the EPA will require; therefore, the Company has accrued $2.1 million at December 31, 1999 for the Dover site and has recorded a regulatory asset for an equivalent amount. Of this amount, $1.5 million is for ground-water remediation and $600,000 is for the remaining soil remediation. The $1.5 million represents the low end of the ground-water remedy estimates described above.

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

In cooperation with the Maryland Department of the Environment ("MDE"), the Company is engaged in remediation procedures at the Salisbury site. In addition, the Company reports the remediation and monitoring results to the MDE. The Company has established a liability with respect to the Salisbury site of $240,000 as of December 31, 1999. This amount is based on the estimated operating costs of the remediation facilities for over the next two years and capital costs to shut down the remediation procedures in 2001. A corresponding regulatory asset has been recorded, reflecting the Company's belief that costs incurred will be recoverable in base rates.

The third site is located in the state of Florida and is currently being evaluated. At this time, no estimate of liability can be made. The Company continues to collect proceeds from our Florida ratepayers to fund future expenditures. At December 31, 1999, the Company has collected $505,000 in excess of costs incurred.

It is management's opinion that any unrecovered current costs and any other future costs associated with any of the three sites incurred will be recoverable through future rates or sharing arrangements with other responsible parties.

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



42  Chesapeake Utilities Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



N. QUARTERLY FINANCIAL DATA (UNAUDITED)
In the opinion of the Company, the quarterly financial information shown below includes all adjustments necessary for a fair presentation of the operations for such periods. Due to the seasonal nature of the Company's business, there are substantial variations in operations reported on a quarterly basis.



---------------------------------------------------------------------------------------------------------------------
For the Quarters Ended                                  March 31         June 30        September 30     December 31
---------------------------------------------------------------------------------------------------------------------
1999
Operating Revenue                                    $ 55,644,264     $ 46,842,724     $ 56,525,775     $ 71,850,360
Operating Income                                        5,756,996        1,542,298           22,293        3,347,147
Net Income (1)                                          4,942,983          796,103         (784,981)       3,316,881
Earnings per share:
Basic                                                      $ 0.97           $ 0.16          $ (0.15)          $ 0.64
Diluted                                                    $ 0.93           $ 0.16          $ (0.15)          $ 0.62
---------------------------------------------------------------------------------------------------------------------
1998
Operating Revenue                                    $ 60,169,102     $ 43,594,944     $ 36,231,924     $ 43,572,825
Operating Income                                        4,744,218          962,101         (459,965)       3,194,728
Net Income (2)                                          4,000,602          263,751       (1,266,498)       2,304,731
Earnings per share:
Basic                                                      $ 0.80           $ 0.05          $ (0.25)          $ 0.45
Diluted                                                    $ 0.77           $ 0.05          $ (0.25)          $ 0.44
---------------------------------------------------------------------------------------------------------------------

(1) Results for the fourth quarter of 1999 reflect a gain on the sale of investments of $863,000, net of income tax expense. See Note E to the Consolidated Financial Statements.

(2) Results for the fourth quarter of 1998 reflect a pension plan curtailment gain of approximately $750,000, net of income tax expense. See Note J to the Consolidated Financial Statements.



                       Chesapeake Utilities Corporation 43

OPERATING STATISTICS

-------------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                           1999        1998        1997       1996        1995
-------------------------------------------------------------------------------------------------------------------
Revenues (in thousands)
     Natural gas
        Residential                                        $ 19,969    $ 19,274   $ 21,540    $ 18,256    $ 14,857
        Commercial                                           15,241      15,243     16,557      14,339      11,383
        Industrial                                           19,109      15,953     22,625      28,546      36,898
        Sale for resale                                      11,736      11,683     23,010      24,481      12,459
        Transportation                                        8,454       6,120      4,212       3,369       2,993
        Other                                                   886         310        161       1,102         515
     --------------------------------------------------------------------------------------------------------------
     Total natural gas revenues                              75,395      68,583     88,105      90,093      79,105
     Propane distribution and marketing                     139,304     102,873    125,159     161,812     147,596
     Other                                                   16,164      12,113      9,225       8,197       8,584
     --------------------------------------------------------------------------------------------------------------
     Total revenues                                       $ 230,863   $ 183,569  $ 222,489   $ 260,102   $ 235,285
     --------------------------------------------------------------------------------------------------------------

Volumes
     Natural gas deliveries (in MMCF)
        Residential                                           1,805       1,636      1,753       1,987       1,686
        Commercial                                            2,023       1,907      2,113       2,059       1,792
        Industrial                                            2,793       3,115      5,975       7,553      13,622
        Sale for resale                                       1,461       1,194      1,200       1,065         990
        Transportation                                       19,301      13,548     12,231      12,138      11,131
     --------------------------------------------------------------------------------------------------------------
     Total natural gas deliveries                            27,383      21,400     23,272      24,802      29,221
     --------------------------------------------------------------------------------------------------------------
     Propane distribution (in thousands of gallons)          27,788      25,979     26,682      29,975      26,184
     --------------------------------------------------------------------------------------------------------------

Customers
     Natural gas
        Residential                                          34,245      32,473     31,277      30,349      29,285
        Commercial                                            4,527       4,416      4,288       4,151       4,030
        Industrial (1)                                          254         236        229         210         212
        Sale for resale (1)                                       3           3          3           3           3
     --------------------------------------------------------------------------------------------------------------
     Total natural gas customers                             39,029      37,128     35,797      34,713      33,530
     Propane distribution                                    35,267      34,113     33,123      31,961      31,115
     --------------------------------------------------------------------------------------------------------------
     Total customers                                         74,296      71,241     68,920      66,674      64,645
     --------------------------------------------------------------------------------------------------------------

Other
     Heating degree-days                                      4,082       3,704      4,430       4,717       4,594
     Heating degree-days (10-year average)                    4,444       4,579      4,596       4,586       4,564

     --------------------------------------------------------------------------------------------------------------

(1)Includes transportation customers.


[GRAPHS APPEARS HERE]

                Natural Gas and Propane                 Volumes Compared to Heating
                   Customer Growth                              Degree-Days

                                                   Natural        Propane
           Natural Gas    Propane                    Gas       (in thousands      Heating
Year        Customers    Customers                (in MMCF)      of gallons)    Degree-Days
---------------------------------------          ------------------------------------------
1995        33,530        31,115                    29,221         26,184         4,594
1996        34,713        31,961                    24,802         29,975         4,717
1997        35,797        33,123                    23,272         26,682         4,430
1998        37,128        34,113                    21,400         25,979         3,704
1999        39,029        35,267                    27,383         27,788         4,082


44  Chesapeake Utilities Corporation

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information pertaining to the Directors of the Company is incorporated herein by reference to the Proxy Statement, under "Information Regarding the Board of Directors and Nominees", Section 16(a) Beneficial Ownership Reporting Compliance" to be filed on or before May 1, 2000 in connection with the Company's Annual Meeting to be held on May 16, 2000.

The information required by this item with respect to executive officers is, pursuant to instruction 3 of paragraph (b) of Item 401 of Regulation S-K, set forth in Part I of this Form 10-K under "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

This information is incorporated herein by reference to the Proxy Statement, under "Management Compensation Committee Interlocks and Insider Participation", to be filed on or before May 1, 2000 in connection with the Company's Annual Meeting to be held on May 16, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information is incorporated herein by reference to the Proxy Statement, under "Certain Transactions", dated and to be filed on or before May 1, 2000 in connection with the Company's Annual Meeting to be held on May 16, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is incorporated herein by reference to the Proxy Statement, under "Beneficial Ownership of the Company's Securities", dated and to be filed on or before March 30, 2000 in connection with the Company's Annual Meeting to be held on May 16, 2000.


PART IV


ITEM 14. FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

(a)  THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:
     1.  Financial Statements:

- Accountants' Report dated February 11, 2000 of PricewaterhouseCoopers LLP, Independent Accountants

- Consolidated Statements of Income for each of the three years ended December 31, 1999, 1998 and 1997

-        Consolidated Balance Sheets at December 31, 1999 and December 31, 1998

- Consolidated Statements of Cash Flows for each of the three years ended December 31, 1999, 1998 and 1997

- Consolidated Statements of Common Stockholders' Equity for each of the three years ended December 31, 1999, 1998 and 1997

- Consolidated Statements of Income Taxes for each of the three years ended December 31, 1999, 1998 and 1997

-        Notes to Consolidated Financial Statements

     2. Financial Statement Schedules -- Schedule II - Valuation and Qualifying Accounts



                       Chesapeake Utilities Corporation 45

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

Exhibit 3(b) Amended Bylaws of Chesapeake Utilities Corporation, effective August 20, 1999, are incorporated herein by reference to Exhibit 3 of the Company's Registration Statement on Form 8-A, File No. 001-11590, filed August 24, 1999.

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

Exhibit 4(c)      Note Purchase Agreement entered into by the Company on
                  October 2, 1995, pursuant to which the Company privately placed $10 million of its 6.91% Senior Notes due in 2010, is not being filed herewith, in accordance with Item
                  601(b)(4)(iii) of Regulation S-K. The Company hereby agrees to furnish a copy of that agreement to the Commission upon request.

Exhibit 4(d)      Note Purchase Agreement entered into by the Company on
                  December 15, 1997, pursuant to which the Company privately placed $10.million of its 6.85 senior notes due 2012, is not being filed herewith, in accordance with Item 601(b)(4)(iii) of Regulation S-K. The Company hereby agrees to furnish a copy of that agreement to the Commission upon request.

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


46  Chesapeake Utilities Corporation

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

*Exhibit 10(i)    Executive Employment Agreement dated March 26, 1997, by
                  and between Chesapeake Utilities Corporation and each Ralph J.
                  Adkins and John R. Schimkaitis is incorporated herein by
                  reference to Exhibit 10 to the Company's Quarterly Report on
                  Form 10-Q for the period ended June 30, 1997, File No.
                  001-11590.

*Exhibit 10(j)    Form of Performance Share Agreement dated January 1,
                  1998, pursuant to Chesapeake Utilities Corporation Performance
                  Incentive Plan by and between Chesapeake Utilities Corporation and each of Ralph J. Adkins and John R. Schimkaitis is
                  incorporated herein by reference to Exhibit 10 of the
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 1997, File No. 001-11590.

*Exhibit 10(k)    Form of Performance Share Agreement dated January 1,
                  2000, pursuant to Chesapeake Utilities Corporation Performance
                  Incentive Plan by and between Chesapeake Utilities Corporation and each of Ralph J. Adkins and John R. Schimkaitis, filed herewith.

*Exhibit 10(l)    Chesapeake Utilities Corporation Cash Bonus Incentive
                  Plan dated January 1, 1992, is incorporated herein by
                  reference to Exhibit 10 to the Company's Annual Report on Form
                  10-K for the year ended December 31, 1991, File No. 0-593.

*Exhibit 10(m)    Chesapeake Utilities Corporation Performance Incentive
                  Plan dated January 1, 1992, is incorporated herein by
                  reference to the Company's Proxy Statement dated April 20,
                  1992, in connection with the Company's Annual Meeting held on
                  May 19, 1992.

*Exhibit 10(n)    Form of Stock Option Agreement dated January 1, 1998, pursuant to Chesapeake Utilities Corporation Performance Incentive Plan
                  by and between Chesapeake Utilities Corporation and each of
                  Michael P. McMasters, Stephen C. Thompson, William C. Boyles,
                  Philip S. Barefoot, Jeremy D. West, William P. Schneider and
                  James R. Schneider, is incorporated herein by reference to
                  Exhibit 10 of the Company's Annual Report on Form 10-K for the
                  year ended December 31, 1997, File No. 001-11590.

*Exhibit 10(o)    Form of Stock Option Agreement dated January 1, 2000, pursuant to Chesapeake Utilities Corporation Performance Incentive Plan
                  by and between Chesapeake Utilities Corporation and each of
                  William C. Boyles, Philip S. Barefoot, Thomas A. Geoffroy,
                  James R. Schneider and William P. Schneider, filed herewith.

*Exhibit 10(p)    Directors Stock Compensation Plan adopted by Chesapeake
                  Utilities Corporation in 1995 is incorporated herein by
                  reference to the Company's Proxy Statement dated April 17,
                  1995 in connection with the Company's Annual Meeting held in
                  May 1995.

Exhibit 12 Computation of Ratio of Earning to Fixed Charges, filed herewith.

Exhibit 21        Subsidiaries of the Registrant, filed herewith.

Exhibit 23        Consent of Independent Accountants, filed herewith.

            * Management contract or compensatory plan or agreement.




                                             Chesapeake Utilities Corporation 47

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Chesapeake Utilities Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CHESAPEAKE UTILITIES CORPORATION


                                By:    /S/ JOHN R. SCHIMKAITIS
                                       -----------------------
                                       John R. Schimkaitis
                                       President and Chief Executive Officer
                                Date:  March 16, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/S/  RALPH J. ADKINS                                        /S/  JOHN R. SCHIMKAITIS
----------------------------                                -------------------------------
Ralph J. Adkins, Chairman of the Board                      John R. Schimkaitis, President,
and Director                                                Chief Executive Officer and Director
Date:  March 16, 2000                                       Date:  March 16, 2000


/S/  MICHAEL P. MCMASTERS                                   /S/  RICHARD BERNSTEIN
----------------------------                                -------------------------------
Michael P. McMasters, Vice President,                       Richard Bernstein, Director
Chief Financial Officer and Treasurer                       Date:  March 16, 2000
(Principal Financial and Accounting Officer)
Date:  March 16, 2000


/S/  WALTER J. COLEMAN                                      /S/  JOHN W. JARDINE, JR.
----------------------------                                -------------------------------
Walter J. Coleman, Director                                 John W. Jardine, Jr., Director
Date:  March 16, 2000                                       Date:  March 16, 2000


/S/  RUDOLPH M. PEINS, JR.                                  /S/  ROBERT F. RIDER
----------------------------                                -------------------------------
Rudolph M. Peins, Jr., Director                             Robert F. Rider, Director
Date:  March 16, 2000                                       Date:  March 16, 2000


/S/  JEREMIAH P. SHEA                                       /S/  WILLIAM G. WARDEN, III
----------------------------                                -------------------------------
Jeremiah P. Shea, Director                                  William G. Warden, III, Director
Date:  March 16, 2000                                       Date:  March 16, 2000




48  Chesapeake Utilities Corporation

                Chesapeake Utilities Corporation and Subsidiaries
                                   Schedule II
                        Valuation and Qualifying Accounts

--------------------------------------------------------------------------------------------------------------------------
                                                  Balance at             Additions                             Balance at
                                                                 ---------------------------
                                                  Beginning      Charged to         Other                         End of
For the Year Ended December 31,                    of Year         Income         Accounts (1)  Deductions (2)     Year
--------------------------------------------------------------------------------------------------------------------------
Reserve Deducted From Related Assets
Reserve for Uncollectible Accounts
1999                                               $ 302,513      $ 306,651        $ 74,877     $ (359,165)     $ 324,876
 ..........................................................................................................................
1998                                               $ 331,775      $ 280,391        $ 57,759     $ (367,412)     $ 302,513
 ..........................................................................................................................
1997                                               $ 392,412      $ 203,624        $ 68,038     $ (332,299)     $ 331,775
 ..........................................................................................................................


(1)  Recoveries.

(2) Uncollectible accounts charged off.




                                            Chesapeake Utilities Corporation 49