Form 10-Q
period 2000-03-31
CHESAPEAKE UTILITIES CORP
filed 2000-05-15
CIK 19745

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                       -------------------------------
                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2000

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

 Common Stock, par value $.4867 -- 5,217,280 shares issued as of March 31, 2000.

                              TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION.............................................       1


  ITEM 1. FINANCIAL STATEMENTS..............................................       1

    CONSOLIDATED STATEMENTS OF INCOME AND CONSOLIDATED STATEMENTS
    OF COMPREHENSIVE INCOME -- THREE MONTHS ENDED MARCH 31, 2000 AND 1999...       1

    CONSOLIDATED BALANCE SHEETS -- MARCH 31, 2000 AND DECEMBER 31, 1999.....       2

    CONSOLIDATED STATEMENTS OF CASH FLOWS -- THREE MONTHS ENDED
    MARCH 31, 2000 AND 1999.................................................       4

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..............................       5

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS..............................................       8

    RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2000..............       8

    FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES.....................      10

    OTHER MATTERS...........................................................      11

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........      12

PART II -- OTHER INFORMATION................................................      13


SIGNATURES..................................................................      14

                      PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

-----------------------------------------------------------------------------------

 FOR THE THREE MONTHS ENDED MARCH 31,                      2000          1999
-----------------------------------------------------------------------------------
 OPERATING REVENUES                                     $ 98,525,160  $ 55,644,143
 COST OF SALES                                            76,902,723    37,092,053
-----------------------------------------------------------------------------------
 GROSS MARGIN                                             21,622,437    18,552,090
-----------------------------------------------------------------------------------
 OPERATING EXPENSES
   Operations                                              8,327,106     6,846,812
   Maintenance                                               485,618       419,752
   Depreciation and amortization                           1,825,228     1,588,419
   Other taxes                                               917,791       900,366
   Income taxes                                            3,404,359     3,027,958
-----------------------------------------------------------------------------------
 Total operating expenses                                 14,960,102    12,783,307
-----------------------------------------------------------------------------------
 OPERATING INCOME                                          6,662,335     5,768,783
 OTHER INCOME, NET                                            68,833        72,818
-----------------------------------------------------------------------------------
 INCOME BEFORE INTEREST CHARGES                            6,731,168     5,841,601
 INTEREST CHARGES                                          1,061,702       898,618
-----------------------------------------------------------------------------------
 NET INCOME                                              $ 5,669,466   $ 4,942,983
===================================================================================

 EARNINGS PER SHARE OF COMMON STOCK:
   BASIC                                                      $ 1.09        $ 0.97
===================================================================================
   DILUTED                                                    $ 1.05        $ 0.93
===================================================================================



 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

-----------------------------------------------------------------------------------

 FOR THE THREE MONTHS ENDED MARCH 31,                      2000          1999
-----------------------------------------------------------------------------------
 NET INCOME                                              $ 5,669,466   $ 4,942,983
 UNREALIZED GAIN ON MARKETABLE SECURITIES,
   NET OF INCOME TAXES                                             -      (233,312)
-----------------------------------------------------------------------------------
 TOTAL COMPREHENSIVE INCOME                              $ 5,669,466   $ 4,709,671
===================================================================================


   The accompanying notes are an integral part of these financial statements.

 CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------
                                                           MARCH 30,         DECEMBER 31,
                                                            2000                1999
 ASSETS                                                  (Unaudited)          (Audited)
----------------------------------------------------------------------------------------
 PROPERTY, PLANT AND EQUIPMENT
   Natural gas distribution and transmission            $ 135,128,525      $ 132,929,885
   Propane gas distribution and marketing                  28,980,704         28,679,766
   Advanced information services                            1,599,710          1,460,411
   Other plant                                              9,307,913          9,017,458
----------------------------------------------------------------------------------------
     Total property, plant and equipment                  175,016,852        172,087,520
   Less:  Accumulated depreciation and amortization       (56,241,192)       (54,424,105)
----------------------------------------------------------------------------------------
 Net property, plant and equipment                        118,775,660        117,663,415
----------------------------------------------------------------------------------------

 INVESTMENTS                                                  595,644            595,644
----------------------------------------------------------------------------------------

 CURRENT ASSETS
   Cash and cash equivalents                                1,299,300          2,357,173
   Accounts receivable                                     21,905,476         21,699,128
   Materials and supplies, at average cost                  2,597,919          2,407,214
   Propane inventory, at average cost                       2,267,520          2,754,401
   Storage gas prepayments                                    343,584          2,211,084
   Underrecovered purchased gas costs                         498,450          1,236,914
   Income taxes receivable                                          -             73,772
   Deferred income taxes                                      745,888            745,888
   Prepaid expenses                                         1,009,789          1,505,397
----------------------------------------------------------------------------------------
 Total current assets                                      30,667,926         34,990,971
----------------------------------------------------------------------------------------

 DEFERRED CHARGES AND OTHER ASSETS
   Environmental regulatory assets                          2,319,604          2,340,000
   Environmental expenditures                               3,284,177          3,574,888
   Other deferred charges and intangible assets             8,548,365          7,823,597
----------------------------------------------------------------------------------------
 Total deferred charges and other assets                   14,152,146         13,738,485
----------------------------------------------------------------------------------------




 TOTAL ASSETS                                           $ 164,191,376      $ 166,988,515
========================================================================================



   The accompanying notes are an integral part of these financial statements.

-------------------------------------------------------------------------------
                                                     MARCH 30,      DECEMBER 31,
                                                       2000             1999
 CAPITALIZATION AND LIABILITIES                     (Unaudited)       (Audited)
-------------------------------------------------------------------------------
 CAPITALIZATION
  Stockholders' equity
     Common Stock, par value $.4867 per share;
     (authorized 12,000,000 shares; issued
     5,217,280 shares and 5,186,546,
     respectively)                                     $ 2,538,691    $ 2,524,018
     Additional paid-in capital                         26,311,854     25,782,824
     Retained earnings                                  36,170,858     31,857,732
---------------------------------------------------------------------------------
 Total stockholders' equity                             65,021,403     60,164,574

   Long-term debt, net of current portion               32,728,933     33,776,909
---------------------------------------------------------------------------------
 Total capitalization                                   97,750,336     93,941,483
---------------------------------------------------------------------------------

 CURRENT LIABILITIES
   Current portion of long-term debt                     2,665,091      2,665,091
   Short-term borrowing                                 14,000,000     23,000,000
   Accounts payable                                     15,756,946     16,865,119
   Refunds payable to customers                            664,232        779,508
   Income taxes payable                                  3,040,978              -
   Accrued interest                                        554,564        581,649
   Dividends payable                                     1,356,340      1,347,784
   Other accrued liabilities                             4,903,296      4,613,358
---------------------------------------------------------------------------------
 Total current liabilities                              42,941,447     49,852,509
---------------------------------------------------------------------------------

 DEFERRED CREDITS AND OTHER LIABILITIES
   Deferred income taxes                                13,956,138     13,895,373
   Deferred investment tax credits                         704,503        711,987
   Environmental liability                               2,319,604      2,340,000
   Accrued pension costs                                 1,544,963      1,544,963
   Other liabilities                                     4,974,385      4,702,200
---------------------------------------------------------------------------------
 Total deferred credits and other liabilities           23,499,593     23,194,523
---------------------------------------------------------------------------------


 TOTAL CAPITALIZATION AND LIABILITIES                $ 164,191,376  $ 166,988,515
=================================================================================





   The accompanying notes are an integral part of these financial statements.

 CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


----------------------------------------------------------------------------------------------
 FOR THE THREE MONTHS ENDED MARCH 31,                                 2000              1999
----------------------------------------------------------------------------------------------
 OPERATING ACTIVITIES
   Net Income                                                     $ 5,669,466      $ 4,942,983
   Adjustments to reconcile net income to net operating cash:
     Depreciation and amortization                                  2,279,769        1,815,800
     Deferred income taxes, net                                        60,765         (593,769)
     Investment tax credit adjustments                                 (7,484)          (8,823)
     Mark-to-market adjustments                                    (1,103,501)        (708,710)
     Other, net                                                       272,186          100,163
   Changes in assets and liabilities:
     Accounts receivable, net                                         897,154         (566,350)
     Inventory, materials, supplies and storage gas                 2,163,676        2,192,386
     Other current assets                                             495,606          327,954
     Other deferred charges                                          (276,516)         215,607
     Accounts payable, net                                         (1,108,173)          39,139
     Refunds payable to customers                                    (115,276)        (151,243)
     Overrecovered purchased gas costs                                738,464        1,939,250
     Income taxes payable                                           3,114,749        3,396,530
     Other current liabilities                                        390,567          940,534
----------------------------------------------------------------------------------------------
 Net cash provided by operating activities                         13,471,452       13,881,451
----------------------------------------------------------------------------------------------

 INVESTING ACTIVITIES
   Property, plant and equipment expenditures, net                 (3,549,554)      (3,238,792)
----------------------------------------------------------------------------------------------
 Net cash used by investing activities                             (3,549,554)      (3,238,792)
----------------------------------------------------------------------------------------------

 FINANCING ACTIVITIES
   Common stock dividends net of amounts reinvested of
     $121,210 and $109,421, respectively                           (1,226,574)      (1,164,025)
   Issuance of stock:
     Dividend Reinvestment Plan optional cash                          40,106           43,880
     Retirement Savings Plan                                          206,725          183,790
   Net repayments under line of credit agreements                  (9,000,000)      (7,100,000)
   Repayments of long-term debt                                    (1,000,028)      (1,008,025)
----------------------------------------------------------------------------------------------
 Net cash used by financing activities                            (10,979,771)      (9,044,380)
----------------------------------------------------------------------------------------------

 NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS            $ (1,057,873)     $ 1,598,279
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   2,357,173        2,598,084
----------------------------------------------------------------------------------------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 1,299,300      $ 4,196,363
==============================================================================================



   The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. QUARTERLY FINANCIAL DATA
   The financial information of Chesapeake Utilities Corporation (the "Company") included herein is unaudited and should be read in conjunction with the Company's 1999 annual report on Form 10-K. In the opinion of management, the financial information reflects normal recurring adjustments, which are necessary for a fair presentation of the Company's interim results. Due to the seasonal nature of the Company's business, there are substantial variations in the results of operations reported on a quarterly basis; therefore, the results of operations for an interim period may not give a true indication of results for the year. Certain amounts in 1999 have been reclassified to conform to current year presentation.

2.    CALCULATION OF EARNINGS PER SHARE

------------------------------------------------------------------------
 FOR THE THREE MONTHS ENDED MARCH 31,              2000         1999
------------------------------------------------------------------------
 CALCULATION OF BASIC EARNINGS PER SHARE:
   Net Income                                    $ 5,669,466 $ 4,942,983
   Weighted Average Shares Outstanding             5,206,266   5,108,057
------------------------------------------------------------------------
 BASIC EARNINGS PER SHARE                             $ 1.09      $ 0.97
========================================================================
 CALCULATION OF DILUTED EARNINGS PER SHARE:
 RECONCILIATION OF NUMERATOR:
   Net Income-- Basic                            $ 5,669,466 $ 4,942,983
   Effect of 8.25% Convertible debentures             45,367      47,128
------------------------------------------------------------------------
 Adjusted numerator-- Diluted                    $ 5,714,833 $ 4,990,111
------------------------------------------------------------------------
 RECONCILIATION OF DENOMINATOR:
   Weighted Shares Outstanding-- Basic             5,206,266   5,108,057
   Effect of Dilutive Securities
     Stock options                                    11,905      11,658
     8.25% Convertible debentures                    213,122     223,241
------------------------------------------------------------------------
 Adjusted denominator-- Diluted                    5,431,293   5,342,956
------------------------------------------------------------------------

 DILUTED EARNINGS PER SHARE                           $ 1.05      $ 0.93
========================================================================


3. COMMITMENTS AND CONTINGENCIES -- ENVIRONMENTAL MATTERS
   The Company is currently participating in the investigation, assessment and remediation of three former gas manufacturing plant sites located in different states, including the exploration of corrective action options to remove environmental contaminants. Chesapeake entered into settlement agreements with a number of insurance companies resulting in proceeds to fund actual environmental costs incurred for two of the sites over three to seven-year periods beginning in 1990. The final insurance proceeds were requested and received in 1992. Chesapeake has received ratemaking treatment for costs incurred to date from the applicable regulatory commissions for the three sites listed below. It is management's opinion that any current or future costs that have not been recovered through insurance proceeds or rates at this time will be recoverable in future rates.

   (a) DOVER GAS LIGHT SITE
   The Dover site has been listed by the Environmental Projection Agency Region III ("EPA") on the Superfund National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act. In 1994, the EPA issued a site Record of Decision ("ROD"), which selected a remedial plan and estimated the costs of the selected remediation at $2.7 million for ground-water and $3.3 million for soil. In 1995, the EPA issued an order ("Order") requiring both the Company and General Public Utilities Corporation, Inc. ("GPU") to fund or implement the ROD. Although notifying the EPA of its objections, the Company agreed to comply with the Order. GPU informed the EPA that it did not intend to comply. The EPA may seek judicial enforcement of its Order, as well as significant financial penalties for failure to comply. In June 1996, the Company initiated litigation against GPU for contribution to the remedial costs incurred by Chesapeake in connection with complying with the ROD. At this time, management cannot predict the outcome of the litigation or the amount of proceeds to be received, if any. Additional information pertaining to remediation costs, investigations related to additional parties who may be potentially responsible parties and/or litigation initiated by the Company can be found in the Company's annual report on Form 10-K for the year ended December 31, 1999 (see the "Environmental -- Dover Gas Light Site" section, beginning on page 11).

   In 1996, the Company began the design phase of the ROD, on-site pre-design and investigation. In January 1998, the EPA issued a ROD Amendment, which modified the soil remediation clean-up plan to include: (1) excavation and off-site thermal treatment of the contents of the former subsurface gas holders; (2) implementation of soil vaporization extraction; and (3) pavement of the parking lot. The overall estimated clean-up cost of the site under the EPA's ROD Amendment was $4.2 million ($1.5 million for soil remediation and $2.7 million for ground-water remediation) as compared to the original ROD clean-up estimate of $6.0 million ($3.3 million for soil remediation and $2.7 million for ground-water remediation).

   During the fourth quarter of 1998 the Company completed the first element of the soil remediation. Over the next twelve to eighteen months the Company will finalize the remaining two elements of the soil remediation. The installation of the ground-water remediation system has been delayed pending further investigation.

   The Company's independent consultants have prepared preliminary cost estimates of two potentially acceptable alternatives to complete the ground-water remediation activities at the site. The costs range from a low of $390,000 in capital and $37,000 per year of operating costs for 30 years for natural attenuation to a high of $3.3 million in capital and $1.0 million per year in operating costs for 30 years for a pump-and-treat system. The pump-and-treat / ground-water containment system is intended to contain the MGP contaminants to allow the ground-water outside of the containment area to naturally attenuate. The operating cost estimate for the containment system is dependent upon the actual ground-water quality and flow conditions. The EPA has also requested that the Company submit a design for a limited ground-water containment system that is estimated to cost $2.8 million in capital and $600,000 per year in operating costs. The EPA has requested that the design be submitted in enough time to allow the EPA to approve it by July 14, 2000. The Company continues to believe that a ground-water containment system is not necessary for the MGP contaminants, that there is insufficient information to design an overall ground-water containment program and that natural attenuation is the appropriate remedial action for the MGP wastes.

   The Company cannot predict what the EPA will require for the overall ground-water program, and accordingly, accrued $2.1 million at December 31, 1998 for the Dover site, and recorded a regulatory asset for an equivalent amount. Of this amount, $1.5 million is for ground-water remediation and $600,000 is for the remaining soil remediation. The $1.5 million represents the low end of the ground-water remedy estimates described above. No changes have been made to these accrued amounts during 1999 and the first quarter of 2000. The Company is currently engaged in investigations related to additional parties who may be potentially responsible parties ("PRPs"). Based upon these investigations, the Company will consider suit against other PRPs. The Company expects continued negotiations with PRPs in an attempt to resolve these matters.

   As of March 31, 2000, the Company has incurred approximately $7.6 million in costs relating to environmental testing and remedial action studies. Of this amount, $419,000 of incurred environmental costs has not received ratemaking treatment. In November, Chesapeake will submit a filing with the Public Service Commission to recover these costs through rates.

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

   The estimated cost of the remaining remediation is approximately $100,000 per year for operating expenses for a period of two years and capital costs of $50,000 to shut down the remediation process. Based on these estimated costs, the Company adjusted both its liability and related regulatory asset to $240,000 on December 31, 1999, to cover the Company's projected remediation costs for this site. As of March 31, 2000, the Company has incurred approximately $2.7 million for remedial actions and environmental studies. Of this amount, approximately $878,000 of incurred costs have not been recovered through insurance proceeds or received ratemaking treatment. Chesapeake will apply for the recovery of these and any future costs in the next base rate filing with the Maryland Public Service Commission.

   (c) WINTER HAVEN COAL GAS SITE
   Chesapeake has been working with the Florida Department of Environmental Protection ("FDEP") in assessing a coal gas site in Winter Haven, Florida. In May 1996, the Company filed an Air Sparging and Soil Vapor Extraction Pilot Study Work Plan for the Winter Haven site with the FDEP. The Work Plan described the Company's proposal to undertake an Air Sparging and Soil Vapor Extraction ("AS/SVE") pilot study to evaluate the site. After discussions with the FDEP, the Company filed a modified AS/SVE Pilot Study Work Plan, the description of the scope of work to complete the site assessment activities and a report describing a limited sediment investigation performed in 1997. In December 1998, the FDEP approved the AS/SVE Pilot Study Work Plan, which the Company completed during the third quarter of 1999. Chesapeake has reported the results of the Work Plan to the FDEP for further discussion and review. It is not possible to determine what remedial action will be required by FDEP or the cost of such remediation.

   The Company has recovered all environmental costs incurred to date, approximately $773,000, through rates charged to customers. Additionally, the Florida Public Service Commission has allowed the Company to continue to recover amounts for future environmental costs that might be incurred. At March 31, 2000, Chesapeake had received $515,000 related to future costs, which might be incurred.

4. RECENT ACCOUNTING PRONOUNCEMENTS

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

Chesapeake's strategy is to grow earnings from a stable utility foundation by investing in related businesses and services that provide opportunities for higher, unregulated returns. This growth strategy includes acquisitions and investments in unregulated businesses as well as the continued investment and expansion of the Company's utility operations that provide the stable base of earnings. Chesapeake continuously re-evaluates its investments to ensure that they are consistent with its strategy and the goal of enhancing shareholder value.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2000

CONSOLIDATED OVERVIEW
The Company recognized net income of $5.7 million -- $1.09 per share -- for the first quarter of 2000, representing an increase in the income of $726,000 or $0.12 per share, as compared to the corresponding period in 1999. As indicated in the following table, the increase in income is primarily due to greater contribution of pre-tax operating income by the natural gas and propane business segments. These gains were partially offset by lower pre-tax operating income for the advanced information services segment.

---------------------------------------------------------------------------------
 FOR THE THREE MONTHS ENDED MARCH 31,          2000         1999         CHANGE
---------------------------------------------------------------------------------
 Pre-tax Operating Income
   Natural Gas Distribution & Transmission  $ 6,387,419   $ 5,190,513 $ 1,196,906
   Propane Gas Distribution & Marketing       3,491,998     3,215,464     276,534
   Advanced Information Services                 26,254       262,849    (236,595)
   Other & Eliminations                         161,023       127,915      33,108
---------------------------------------------------------------------------------
 Pre-tax Operating Income                    10,066,694     8,796,741   1,269,953

 Operating Income Taxes                       3,404,359     3,027,958     376,401
 Interest                                     1,061,702       898,618     163,084
 Non-Operating Income, net                       68,833        72,818      (3,985)
---------------------------------------------------------------------------------
 Net Income                                 $ 5,669,466   $ 4,942,983   $ 726,483
=================================================================================


NATURAL GAS DISTRIBUTION AND TRANSMISSION
The natural gas distribution and transmission segment reported pre-tax operating income of $6.4 million for the first quarter 2000 as compared to $5.2 million for the corresponding period last year -- an increase of $1.2 million. The increase in pre-tax operating income is due to an increase in gross margin somewhat offset by higher operating expenses.


-------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED MARCH 31,      2000         1999           CHANGE
-------------------------------------------------------------------------------
 Revenue                               $30,072,568  $ 24,606,424    $ 5,466,144
 Cost of Gas                            17,643,339    13,730,542      3,912,797
-------------------------------------------------------------------------------
 Gross Margin                           12,429,229    10,875,882      1,553,347

 Operations & Maintenance                4,059,032     3,803,808        255,224
 Depreciation & Amortization             1,322,100     1,203,840        118,260
 Other Taxes                               660,678       677,721        (17,043)
-------------------------------------------------------------------------------
 Total Operating Expenses                6,041,810     5,685,369        356,441
-------------------------------------------------------------------------------
 Pre-tax Operating Income              $ 6,387,419  $  5,190,513    $ 1,196,906
===============================================================================

Gross margin increased due to a 4.7 percent increase in customer base, a greater level of transportation services provided and the implementation of a weather normalization mechanism in the Company's Delaware division. The growth in customer base was primarily residential and commercial customers, which generated a 13% increase in deliveries. Transportation revenues increased due to new services provided as a result of the expansion of the pipeline system, which occurred during the second half of last year. In 1999, the Company requested and received approval from the Delaware Public Service Commission to adjust its interruptible margin sharing mechanism in order to address the level of recovery of fixed distribution costs from residential and small commercial heating customers. During the first quarter of 2000, the Company increased the margin sharing thresholds (weather normalization mechanism) resulting in an increase in gross margin of $358,000. Operating expenses were higher due to depreciation on capital additions during the past year, information systems expenses, communication expenses, marketing programs that continue to build customer growth and the accrual of paid time off benefits previously expensed in the month taken.

PROPANE GAS DISTRIBUTION AND MARKETING
For the first quarter of 2000, the propane segment contributed pre-tax operating income of $3.5 million as compared to $3.2 million for the same period last year. The increase is the result of a gain in gross margin partially offset by higher operating expenses.

--------------------------------------------------------------------------------
 FOR THE THREE MONTHS ENDED MARCH 31,       2000         1999         CHANGE
--------------------------------------------------------------------------------
   Revenue                             $ 63,807,854   $ 27,586,695  $ 36,221,159
   Cost of Sales                         56,801,915     21,574,470    35,227,445
--------------------------------------------------------------------------------
   Gross Margin                           7,005,939      6,012,225       993,714

   Operations & Maintenance               3,132,910      2,456,550       676,360
   Depreciation & Amortization              307,101        275,141        31,960
   Other Taxes                               73,930         65,070         8,860
--------------------------------------------------------------------------------
   Total Operating Expenses               3,513,941      2,796,761       717,180
--------------------------------------------------------------------------------
   Pre-tax Operating Income             $ 3,491,998    $ 3,215,464     $ 276,534
================================================================================

The increase in gross margin is due primarily to a $1.4 million gain in marketing margins partially offset by a 6.3 percent reduction on margins earned on distribution sales. Temperatures for the first quarter of 2000 were similar to the same period in 1999, resulting in distribution deliveries for the quarter being unchanged from the same period in 1999. The decline in distribution margin earned was the result of higher priced supply costs, which could not be completely passed on to the customers in price increases. Operating expense were higher due to compensation, information systems expenses, communication expenses, marketing programs that continue to build customer growth and the accrual of paid time off benefits previously expensed in the month taken

ADVANCED INFORMATION SERVICES
The advanced information services segment recognized pre-tax operating income of $26,000 for the first quarter of 2000 as compared to a pre-tax operating income of $263,000 for the period last year. The decrease in contribution from this segment is directly related to an increase in costs somewhat offset by higher revenue.

--------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED MARCH 31,      2000           1999           CHANGE
--------------------------------------------------------------------------------
 Revenue                               $ 3,170,067      $ 3,008,350     $ 161,717
 Cost of Sales                           1,731,239        1,514,382       216,857
---------------------------------------------------------------------------------
 Gross Margin                            1,438,828        1,493,968       (55,140)

 Operations & Maintenance                1,172,150        1,030,299       141,851
 Depreciation & Amortization                73,038           58,478        14,560
 Other Taxes                               167,386          142,342        25,044
---------------------------------------------------------------------------------
 Total Operating Expenses                1,412,574        1,231,119       181,455
---------------------------------------------------------------------------------
 Pre-tax Operating Income                 $ 26,254        $ 262,849    $ (236,595)
=================================================================================

The advanced information services segment is primarily service related. The decline in pre-tax operating income contribution resulted from an increase in operating expenses to support future revenue growth. Revenue growth for the first quarter was only 5 percent, which is less than had been achieved in previous quarters, due to many of our customers curtailing their information technologies ("IT") expenditures after implementing their year 2000 contingency plans. The company expects the IT revenue growth to return to normal during the later half of the year.

OPERATING INCOME TAXES
Operating income taxes were higher due to an increase in operating income.

ENVIRONMENTAL MATTERS
The Company continues to work with federal and state environmental agencies to assess the environmental impacts and explore corrective action at several former gas manufacturing plant sites (see Note 3 to the Consolidated Financial Statements). The Company believes that any future costs associated with these sites will be recoverable in future rates.


FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements reflect the capital-intensive nature of its business and are attributable principally to its construction program and the retirement of its outstanding debt. The Company relies on funds provided by operations and short-term borrowing to meet normal working capital requirements and temporarily finance capital expenditures. During the first three months of 2000, the Company's net cash provided by operating activities, net cash used by investing activities and net cash used by financing activities were approximately $13.5 million, $3.5 million and $11.0 million, respectively. Due to the seasonal nature of the Company's business, there are substantial variations in the results of operations reported on a quarterly basis.

The Company has four unsecured lines of credit totaling $36.0 million. The Board of Directors has recently authorized the Company to borrow up to $35.0 million under these lines of credit. Funds provided from these lines of credit are used for short-term cash needs to meet seasonal working capital requirements and to fund portions of its capital expenditures. The outstanding balances of short-term borrowing at March 31, 2000 and December 31, 1999 were $14.0 and $23.0 million, respectively.

During the three months ended March 31, 2000 and March 31, 1999, net property, plant and equipment expenditures were approximately $3.5 million and $3.2 million, respectively. Chesapeake has budgeted $23.0 million for capital expenditures during 2000. This amount includes $17.2 million for natural gas distribution and transmission; $4.1 million for propane distribution and marketing; $400,000 for advanced information services; and $1.3 million for general plant. The natural gas expenditures are for expansion and improvement of facilities in existing service territories and improvement and expansion of the pipeline system, specifically, to provide service to customers in the City of Milford, Delaware. The propane expenditures are to support customer growth and the replacement of older equipment. The advanced information services expenditures are for computer hardware, software and related equipment to support customer growth and increased staffing. General expenditures are for building improvements, computer software and hardware. Financing for the 2000 construction program is expected to be provided from short-term borrowing, cash from operations and the possible issuance of long-term debt. The construction program is subject to continuous review and modification. Actual construction expenditures may vary from the above estimates due to a number of factors including inflation, changing economic conditions, regulation, sales growth and the cost and availability of capital.

Chesapeake has budgeted $1.2 million for environmental related expenditures during 2000 and expects to incur additional expenditures in future years (see
Note 3 to the Consolidated Financial Statements), a portion of which may need to be financed through external sources. Management does not expect such financing to have a material adverse effect on the financial position or capital resources of the Company.

The Company is continually evaluating new business opportunities and acquisitions, some of which may require the Company to obtain financing. The company has entered into an agreement with an investment banker to assist in identifying acquisition candidates. Under the agreement, the Company issued warrants to the investment banker to purchase 15,000 shares of the Company's common stock, which are exercisable during the next seven years at a price of $18.00 per share. This agreement may result in additional warrants being issued based on performance.

As of March 31, 2000, common equity represented 66.5 percent of permanent capitalization, compared to 64.0 percent as of December 31, 1999. Including short-term borrowing, the equity capitalization would have been 58.2 percent and
51.5 percent. The Company remains committed to maintaining a sound capital structure and strong credit ratings in order to provide the financial flexibility needed to access the capital markets when required. This commitment, along with adequate and timely rate relief for the Company's regulated operations, is designed to ensure that the Company will be able to attract capital from outside sources at a reasonable cost.

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

CAUTIONARY STATEMENT
Chesapeake has made statements in this report that are considered to be forward-looking statements. These statements are not matters of historical fact. Sometimes they contain words such as "believes," "expects," "intends," "plans," "will," or "may," and other similar words. These statements relate to such topics as customer growth, increases in revenues or margins, regulatory approvals, market risk associated with the Company's propane marketing operation, the competitive position of the Company and other matters. It is important to understand that these forward-looking statements are not guarantees, but are subject to certain risks and uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, among other things:

         - the seasonality and temperature sensitivity of the natural gas and propane gas businesses;

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

         - the effect of changes in federal, state or local legislative requirements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the potential loss arising from adverse changes in market rates and prices. The Company's long-term debt consists of first mortgage bonds, senior notes and convertible debentures. All of Chesapeake's long-term debt is fixed rate debt and was not entered into for trading purposes. The carrying value of Chesapeake's long-term debt at March 31, 2000 was $35.4 million. The fair value was $35.2 million, based mainly on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The Company is exposed to changes in interest rates as a result of financing through its issuance of fixed rate long-term debt. The Company evaluates whether to refinance existing debt or permanently finance existing short-term borrowing based on the fluctuation in interest rates.

At March 31, 2000, the wholesale propane marketing operation was a party to natural gas liquids ("NGL") forward contracts, primarily propane contracts, with various third parties. These contracts require that the wholesale propane marketing operation purchase or sell NGL at a fixed price at fixed future dates. At expiration, the contracts are settled by the delivery of NGL to the respective party. The wholesale propane marketing operation also enters into futures contracts that are traded on the New York Mercantile Exchange. In certain cases, the futures contracts are settled by the payment of a net amount equal to the difference between the current market price of the futures contract and the original contract price.

The forward and futures contracts are entered into for trading and wholesale marketing purposes. The wholesale propane marketing operation is subject to commodity price risk on their open positions to the extent that NGL market prices deviate from fixed contract settlement prices. Market risks associated with the trading of futures and forward contracts are monitored daily for compliance with Chesapeake's Risk Management Policy, which includes volumetric limits for open positions. In order to manage exposures to changing market prices, open positions are marked to market and reviewed by oversight officials on a daily basis. Additionally, the Risk Management Committee reviews periodic reports on market and credit risk, approves any exceptions to the Risk Management Policy (within the limits established by the Board of Directors) and authorizes the use of any new types of contracts. Listed below is quantitative information on the forward and futures contracts at March 31, 2000. All of the contracts mature within nine months.

------------------------------------------------------------------------------------
                               QUANTITY        ESTIMATED            WEIGHTED AVERAGE
 AT MARCH 31, 2000           IN GALLONS      MARKET PRICES          CONTRACT PRICES
------------------------------------------------------------------------------------
 FORWARD CONTRACTS
   Sale                        10,966,200  $0.4450 -- $0.5600            $0.4839
   Purchase                    10,966,200  $0.4538 -- $0.5095            $0.4723

 FUTURES CONTRACTS
   Purchase                       882,000  $0.4600 -- $0.5000            $0.4820
------------------------------------------------------------------------------------

Estimated market prices and weighted average contract prices are in dollars per gallon.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         See Note 3 to the Consolidated Financial Statements

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


Date: May 15, 2000