Form 10-Q
period 2000-06-30
CHESAPEAKE UTILITIES CORP
filed 2000-08-14
CIK 19745

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         _______________________________
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended:  June 30, 2000
                                                  -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______


                        COMMISSION FILE NUMBER: 001-11590


                        CHESAPEAKE UTILITIES CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)


               DELAWARE                          51-0064146
               --------                          ----------
     (State  of  other  jurisdiction  of     (I.R.S.  Employer
     incorporation  or  organization)     Identification  No.)


                909 SILVER LAKE BOULEVARD, DOVER, DELAWARE 19904
                ------------------------------------------------
          (Address of principal executive offices, including Zip Code)


                                 (302) 734-6799
                                 --------------
              (Registrant's Telephone Number, including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Common Stock, par value $.4867 - 5,246,794 shares issued as of June 30, 2000.

                                TABLE OF CONTENTS

PART  I  -  FINANCIAL  INFORMATION. . . . . . . . . . . . . . . . . . . . . . 1

  Item  1.     Financial  Statements. . . . . . . . . . . . . . . . . . . . . 1
    Consolidated Statements of Income and Consolidated Statements of Comprehensive Income - Three Months Ended June 30, 2000 and 1999 . 1 Consolidated Statements of Income and Consolidated Statements of Comprehensive Income - Six Months Ended June 30, 2000 and 1999. . 2 Consolidated Statements of Cash Flows - Six Months Ended
    June 30, 2000 and 1999. . . . . . . . . . . . . . . . . . . . . . . . . . 3
    Consolidated  Balance  Sheets - June  30,  2000  and  December 31, 1999 . 4
    Notes  to  Consolidated  Financial  Statements. . . . . . . . . . . . . . 6
      1.   Quarterly  Financial  Data . . . . . . . . . . . . . . . . . . . . 6
      2.   Calculation  of  Earnings  Per  Share. . . . . . . . . . . . . . . 6
      3.   Commitments  and  Contingencies  -  Environmental  Matters . . . . 6
      4.   Recent  Accounting  Pronouncements . . . . . . . . . . . . . . . . 8

  Item  2.     Management's  Discussion  and  Analysis  of  Financial
               Condition  and  Results  of  Operations. . . . . . . . . . . . 9
      Business  Description . . . . . . . . . . . . . . . . . . . . . . . . . 9

    Results  of  Operations  for  the  Quarter  Ended  June  30,  2000. . . . 9
      Consolidated  Overview. . . . . . . . . . . . . . . . . . . . . . . . . 9
      Natural  Gas  Distribution  and  Transmission . . . . . . . . . . . . . 9
      Propane  Gas  Distribution  and  Marketing . . . . . . . . . . . . . . 10
      Advanced  Information  Services. . . . . . . . . . . . . . . . . . . . 10
      Operating  Income  Taxes . . . . . . . . . . . . . . . . . . . . . . . 10
      Interest  Expense. . . . . . . . . . . . . . . . . . . . . . . . . . . 10

    Results  of  Operations  for  the  Six  Months  Ended  June  30,  2000 . 11
      Consolidated  Overview . . . . . . . . . . . . . . . . . . . . . . . . 11
      Natural  Gas  Distribution  and  Transmission. . . . . . . . . . . . . 11
      Propane  Gas  Distribution  and  Marketing . . . . . . . . . . . . . . 12
      Advanced  Information  Services. . . . . . . . . . . . . . . . . . . . 12
      Interest  Expense . . . . . . . . . . . . . . . . . . . . . . . . . . .12
      Environmental  Matters . . . . . . . . . . . . . . . . . . . . . . . . 12

    Financial  Position,  Liquidity  and  Capital  Resources . . . . . . . . 13

    Other  Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14
      Cautionary  Statement. . . . . . . . . . . . . . . . . . . . . . . . . 14
      Recent  Accounting  Pronouncements . . . . . . . . . . . . . . . . . . 14

  Item  3.     Quantitative  and Qualitative Disclosures about Market Risk . 14

PART  II  -  OTHER  INFORMATION. . . . . . . . . . . . . . . . . . . . . . . 16

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

                         PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS


CHESAPEAKE  UTILITIES  CORPORATION  AND  SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF  INCOME  (UNAUDITED)
------------------------------------------------------------------------------

FOR THE THREE MONTHS ENDED JUNE 30,                     2000              1999
------------------------------------------------------------------------------
 OPERATING REVENUES. . . . . . . . . . . . . . .  $66,170,793      $46,842,720
 COST OF SALES . . . . . . . . . . . . . . . . .   53,666,552       35,281,467
------------------------------------------------------------------------------
 GROSS MARGIN. . . . . . . . . . . . . . . . . .   12,504,241       11,561,253
------------------------------------------------------------------------------
 OPERATING EXPENSES
 Operations. . . . . . . . . . . . . . . . . . .    7,929,546        6,760,049
 Maintenance . . . . . . . . . . . . . . . . . .      618,625          428,733
 Depreciation and amortization . . . . . . . . .    1,770,674        1,609,596
 Other taxes . . . . . . . . . . . . . . . . . .      800,662          777,387
 Income taxes. . . . . . . . . . . . . . . . . .      149,502          442,743
------------------------------------------------------------------------------
 Total operating expenses. . . . . . . . . . . .   11,269,009       10,018,508
------------------------------------------------------------------------------
 OPERATING INCOME. . . . . . . . . . . . . . . .    1,235,232        1,542,745
 OTHER INCOME, NET . . . . . . . . . . . . . . .       55,451           50,315
------------------------------------------------------------------------------
 INCOME BEFORE INTEREST CHARGES. . . . . . . . .    1,290,683        1,593,060
 INTEREST CHARGES. . . . . . . . . . . . . . . .      971,135          796,957
------------------------------------------------------------------------------
 NET INCOME. . . . . . . . . . . . . . . . . . .  $   319,548      $   796,103
==============================================================================

 EARNINGS PER SHARE OF COMMON STOCK:
 BASIC . . . . . . . . . . . . . . . . . . . . .  $      0.06      $      0.16
==============================================================================
 DILUTED . . . . . . . . . . . . . . . . . . . .  $      0.06      $      0.15
==============================================================================




 CONSOLIDATED  STATEMENTS  OF  COMPREHENSIVE  INCOME  (UNAUDITED)
------------------------------------------------------------------------------

FOR THE THREE MONTHS ENDED JUNE 30,                     2000              1999
------------------------------------------------------------------------------
 NET INCOME. . . . . . . . . . . . . . . . . . .  $   319,548      $   796,103
 UNREALIZED LOSS ON MARKETABLE SECURITIES,
 NET OF INCOME TAXES . . . . . . . . . . . . . .            -          233,312
------------------------------------------------------------------------------
 TOTAL COMPREHENSIVE INCOME. . . . . . . . . . .  $   319,548      $1,029,415
==============================================================================


 CHESAPEAKE  UTILITIES  CORPORATION  AND  SUBSIDIARIES

 CONSOLIDATED  STATEMENTS  OF  INCOME  (UNAUDITED)
 ---------------------------------------------------------------------------

FOR THE SIX MONTHS ENDED JUNE 30,                         2000          1999
 ---------------------------------------------------------------------------
 OPERATING REVENUES. . . . . . . . . . . . . . .  $165,035,078  $102,486,863
 COST OF SALES . . . . . . . . . . . . . . . . .   131,066,230    72,441,430
 ---------------------------------------------------------------------------
 GROSS MARGIN. . . . . . . . . . . . . . . . . .    33,968,848    30,045,433
 ---------------------------------------------------------------------------
 OPERATING EXPENSES
 Operations . . . . . . . .  . . . . . . . . . .    16,098,821    13,538,951
 Maintenance  . . . . . . .  . . . . . . . . . .     1,104,242       848,485
 Depreciation and amortization . . . . . . . . .     3,595,903     3,198,015
 Other taxes . . . . . . . . . . . . . . . . . .     1,718,453     1,677,753
 Income taxes. . . . . . . . . . . . . . . . . .     3,575,469     3,482,080
 ---------------------------------------------------------------------------
 Total operating expenses. . . . . . . . . . . .    26,092,888    22,745,284
 ---------------------------------------------------------------------------
 OPERATING INCOME. . . . . . . . . . . . . . . .     7,875,960     7,300,149
 OTHER INCOME, NET . . . . . . . . . . . . . . .        82,332       101,045
 ---------------------------------------------------------------------------
 INCOME BEFORE INTEREST CHARGES. . . . . . . . .     7,958,292     7,401,194
 INTEREST CHARGES. . . . . . . . . . . . . . . .     1,969,278     1,662,108
 ---------------------------------------------------------------------------
 NET INCOME. . . . . . . . . . . . . . . . . . .  $  5,989,014  $  5,739,086
 ===========================================================================

 EARNINGS PER SHARE OF COMMON STOCK:
 BASIC . . . . . . . . . . . . . . . . . . . . .  $       1.15  $       1.12
 ===========================================================================
 DILUTED . . . . . . . . . . . . . . . . . . . .  $       1.12  $       1.09
 ===========================================================================




 CONSOLIDATED  STATEMENTS  OF  COMPREHENSIVE  INCOME  (UNAUDITED)
 ---------------------------------------------------------------------------

FOR THE SIX MONTHS ENDED JUNE 30,                         2000          1999
 ---------------------------------------------------------------------------
 NET INCOME. . . . . . . . . . . . . . . . . . .  $  5,989,014  $  5,739,086
 UNREALIZED GAIN ON MARKETABLE SECURITIES,
 NET OF INCOME TAXES . . . . . . . . . . . . . .             -             -
 ---------------------------------------------------------------------------
 TOTAL COMPREHENSIVE INCOME. . . . . . . . . . .  $  5,989,014  $  5,739,086
 ===========================================================================


 CHESAPEAKE  UTILITIES  CORPORATION  AND  SUBSIDIARIES

 CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)
 ---------------------------------------------------------------------------

FOR THE SIX MONTHS ENDED JUNE 30,                        2000           1999
 ---------------------------------------------------------------------------
 OPERATING ACTIVITIES
 Net Income. . . . . . . . . . . . . . . . . . .  $ 5,989,014   $  5,739,086
 Adjustments to reconcile net income to net
 operating cash:
 Depreciation and amortization . . . . . . . . .    4,504,556      3,658,484
 Deferred income taxes, net. . . . . . . . . . .      194,063       (883,899)
 Investment tax credit adjustments . . . . . . .      (17,646)       (16,601)
 Mark-to-market adjustments. . . . . . . . . . .      (10,637)        33,855
 Other, net. . . . . . . . . . . . . . . . . . .      441,923        134,553
 Changes in assets and liabilities:
 Accounts receivable, net. . . . . . . . . . . .    1,816,644        222,951
 Inventory, materials, supplies and storage gas      (672,358)       772,431
 Other current assets. . . . . . . . . . . . . .      432,236        630,783
 Other deferred charges. . . . . . . . . . . . .     (421,639)       343,265
 Accounts payable, net . . . . . . . . . . . . .       65,324      1,867,403
 Refunds payable to customers. . . . . . . . . .      (97,321)       (13,757)
 Overrecovered purchased gas costs . . . . . . .      (81,438)     2,239,032
 Income taxes payable. . . . . . . . . . . . . .      842,919      2,423,983
 Other current liabilities . . . . . . . . . . .      843,050      1,437,713
 ---------------------------------------------------------------------------
 Net cash provided by operating activities . . .   13,828,690     18,589,282
 ---------------------------------------------------------------------------

 INVESTING ACTIVITIES
 Property, plant and equipment expenditures, net   (7,645,747)    (7,336,408)
 Purchase of investments . . . . . . . . . . . .            -              -
 ---------------------------------------------------------------------------
 Net cash used by investing activities . . . . .   (7,645,747)    (7,336,408)
 ---------------------------------------------------------------------------

 FINANCING ACTIVITIES
 Common stock dividends net of amounts reinvested
 of $245,551 and $219,808, respectively  . . . .   (2,458,573)    (2,332,631)
 Issuance of stock:
 Dividend Reinvestment Plan optional cash. . . .      111,419         93,754
 Retirement Savings Plan . . . . . . . . . . . .      470,471        420,237
 Net repayments under line of credit agreements.   (1,600,000)    (7,100,000)
 Proceeds from issuance of long-term debt. . . .            -              -
 Repayments of long-term debt. . . . . . . . . .   (1,378,068)    (1,268,025)
 ---------------------------------------------------------------------------
 Net cash used by financing activities . . . . .   (4,854,751)   (10,186,665)
 ---------------------------------------------------------------------------

 NET INCREASE IN CASH AND CASH EQUIVALENTS. . . . $ 1,328,192   $  1,066,209
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD   2,357,173      2,598,084
 ---------------------------------------------------------------------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD. . .  $ 3,685,365   $  3,664,293
 ===========================================================================


 CHESAPEAKE  UTILITIES  CORPORATION  AND  SUBSIDIARIES

 CONSOLIDATED  BALANCE  SHEETS  (UNAUDITED)
 ---------------------------------------------------------------------------------
                                                        JUNE 30,      DECEMBER 31,
ASSETS                                                    2000           1999
 ---------------------------------------------------------------------------------
 PROPERTY, PLANT AND EQUIPMENT
 Natural gas distribution and transmission . . . . .  $137,958,355   $132,929,885
 Propane gas distribution and marketing. . . . . . .    29,543,663     28,679,766
 Advanced information services . . . . . . . . . . .     1,656,882      1,460,411
 Other plant . . . . . . . . . . . . . . . . . . . .     9,392,883      9,017,458
 ---------------------------------------------------------------------------------
 Total property, plant and equipment . . . . . . . .   178,551,783    172,087,520
 Less:  Accumulated depreciation and amortization. .   (57,905,403)   (54,424,105)
 ---------------------------------------------------------------------------------
 Net property, plant and equipment . . . . . . . . .   120,646,380    117,663,415
 ---------------------------------------------------------------------------------

 INVESTMENTS . . . . . . . . . . . . . . . . . . . .       595,111        595,644
 ---------------------------------------------------------------------------------

 CURRENT ASSETS
 Cash and cash equivalents . . . . . . . . . . . . .     2,403,944      2,357,173
 Accounts receivable . . . . . . . . . . . . . . . .    19,893,122     21,699,128
 Materials and supplies, at average cost . . . . . .     2,963,739      2,407,214
 Propane inventory, at average cost. . . . . . . . .     2,688,354      2,754,401
 Storage gas prepayments . . . . . . . . . . . . . .     2,392,963      2,211,084
 Underrecovered purchased gas costs. . . . . . . . .     1,318,353      1,236,914
 Income taxes receivable . . . . . . . . . . . . . .             -         73,772
 Deferred income taxes . . . . . . . . . . . . . . .       745,888        745,888
 Prepaid expenses. . . . . . . . . . . . . . . . . .     1,073,159      1,505,396
 ---------------------------------------------------------------------------------
 Total current assets. . . . . . . . . . . . . . . .    33,479,522     34,990,970
 ---------------------------------------------------------------------------------

 DEFERRED CHARGES AND OTHER ASSETS
 Environmental regulatory assets . . . . . . . . . .     2,301,821      2,340,000
 Environmental expenditures. . . . . . . . . . . . .     3,408,231      3,574,888
 Other deferred charges and intangible assets. . . .     8,570,120      7,823,597
 ---------------------------------------------------------------------------------
 Total deferred charges and other assets . . . . . .    14,280,172     13,738,485
 ---------------------------------------------------------------------------------





 TOTAL ASSETS. . . . . . . . . . . . . . . . . . . .  $169,001,185   $166,988,514
 =================================================================================


 ---------------------------------------------------------------------------------
                                                          JUNE 30,     DECEMBER 31,
CAPITALIZATION AND LIABILITIES                              2000          1999
 ---------------------------------------------------------------------------------


 CAPITALIZATION
 Stockholders' equity
 Common Stock, par value $.4867 per share;
 (authorized 12,000,000 shares; issued 5,246,794
 and 5,186,546 shares, respectively). . . . . . . . .  $  2,553,341  $  2,524,018
 Additional paid-in capital . . . . . . . . . . . . .    26,810,540    25,782,824
 Retained earnings. . . . . . . . . . . . . . . . . .    35,074,391    31,857,732
 ---------------------------------------------------------------------------------
 Total stockholders' equity . . . . . . . . . . . . .    64,438,272    60,164,574

 Long-term debt, net of current portion . . . . . . .    32,296,957    33,776,909
 ---------------------------------------------------------------------------------
 Total capitalization . . . . . . . . . . . . . . . .    96,735,229    93,941,483
 ---------------------------------------------------------------------------------

 CURRENT LIABILITIES
 Current portion of long-term debt. . . . . . . . . .     2,665,091     2,665,091
 Short-term borrowing . . . . . . . . . . . . . . . .    21,400,000    23,000,000
 Accounts payable . . . . . . . . . . . . . . . . . .    15,649,022    16,865,119
 Refunds payable to customers . . . . . . . . . . . .       682,187       779,508
 Income taxes payable . . . . . . . . . . . . . . . .       769,147             -
 Accrued interest . . . . . . . . . . . . . . . . . .       553,424       581,649
 Dividends payable. . . . . . . . . . . . . . . . . .     1,416,016     1,347,784
 Overrecovered purchased gas costs. . . . . . . . . .             -             -
 Other accrued liabilities. . . . . . . . . . . . . .     5,356,918     4,613,358
 ---------------------------------------------------------------------------------
 Total current liabilities. . . . . . . . . . . . . .    48,491,805    49,852,509
 ---------------------------------------------------------------------------------

 DEFERRED CREDITS AND OTHER LIABILITIES
 Deferred income taxes. . . . . . . . . . . . . . . .    14,088,903    13,895,373
 Deferred investment tax credits. . . . . . . . . . .       694,341       711,987
 Environmental liability. . . . . . . . . . . . . . .     2,301,821     2,340,000
 Accrued pension costs. . . . . . . . . . . . . . . .     1,548,638     1,544,963
 Other liabilities. . . . . . . . . . . . . . . . . .     5,140,448     4,702,199
 ---------------------------------------------------------------------------------
 Total deferred credits and other liabilities . . . .    23,774,151    23,194,522
 ---------------------------------------------------------------------------------


 TOTAL CAPITALIZATION AND LIABILITIES . . . . . . . .  $169,001,185  $166,988,514
 =================================================================================

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

2.     CALCULATION  OF  EARNINGS  PER  SHARE


 --------------------------------------------------------------------------------------------------
                                                        THREE MONTHS ENDED      SIX MONTHS ENDED
FOR THE PERIOD ENDED JUNE 30,                              2000        1999        2000        1999
 --------------------------------------------------------------------------------------------------
 CALCULATION OF BASIC EARNINGS PER SHARE:
 Net Income . . . . . . . . . . . . . . . . . . . .  $  319,548  $  796,103  $5,989,014  $5,739,086
 Weighted Average Shares Outstanding. . . . . . . .   5,237,741   5,134,178   5,222,004   5,121,189
 --------------------------------------------------------------------------------------------------
 BASIC EARNINGS PER SHARE . . . . . . . . . . . . .  $     0.06  $     0.16  $     1.15  $     1.12
 ==================================================================================================
 CALCULATION OF DILUTED EARNINGS PER SHARE:
 RECONCILIATION OF NUMERATOR:
 Net Income Basic . . . . . . . . . . . . . . . . .  $  319,548  $  796,103  $5,989,014  $5,739,086
 Effect of 8.25% Convertible debentures . . . . . .           -           -      90,414      94,467
 --------------------------------------------------------------------------------------------------
 Adjusted numerator Diluted . . . . . . . . . . . .  $  319,548  $  796,103  $6,079,428  $5,833,553
 --------------------------------------------------------------------------------------------------
 RECONCILIATION OF DENOMINATOR:
 Weighted Shares Outstanding Basic. . . . . . . . .   5,237,741   5,134,178   5,222,004   5,121,189
 Effect of Dilutive Securities
 Stock options. . . . . . . . . . . . . . . . . . .      11,029      10,368      11,461      11,026
 8.25% Convertible debentures . . . . . . . . . . .           -           -     212,370     222,505
 --------------------------------------------------------------------------------------------------
 Adjusted denominator Diluted . . . . . . . . . . .   5,248,770   5,144,546   5,445,835   5,354,720
 --------------------------------------------------------------------------------------------------

 DILUTED EARNINGS PER SHARE . . . . . . . . . . . .  $     0.06  $     0.15$       1.12  $     1.09
 ==================================================================================================


1.     COMMITMENTS  AND  CONTINGENCIES  -  ENVIRONMENTAL  MATTERS
The Company is currently participating in the investigation, assessment and remediation of three former gas manufacturing plant sites located in different states, including the exploration of corrective action options to remove environmental contaminants. Chesapeake entered into settlement agreements with a number of insurance companies resulting in proceeds to fund actual environmental costs incurred for two of the sites over three to seven-year periods beginning in 1990. The final insurance proceeds were requested and received in 1992. Chesapeake has received ratemaking treatment for costs incurred to date from the applicable regulatory commissions for the three sites listed below. It is management's opinion that any current or future costs that have not been recovered through insurance proceeds or rates at this time will be recoverable in future rates.

(A)  DOVER  GAS  LIGHT  SITE
The Dover site has been listed by the Environmental Projection Agency Region III ("EPA") on the Superfund National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act. In 1994, the EPA issued a site Record of Decision ("ROD"), which selected a remedial plan and estimated the costs of the selected remediation at $2.7 million for ground-water and $3.3 million for soil. In 1995, the EPA issued an order ("Order") requiring the Company and General Public Utilities Corporation, Inc. ("GPU") to fund or implement the ROD. Although notifying the EPA of its objections, the Company agreed to comply with the Order. GPU informed the EPA that it did not intend to comply. The EPA may seek judicial enforcement of its Order, as well as significant financial penalties for failure to comply. In June 1996, the Company initiated litigation against GPU for contribution to the remedial costs incurred by Chesapeake in connection with complying with the ROD. At this time, management cannot predict the outcome of the litigation or the amount of proceeds to be received, if any. Additional information pertaining to remediation costs, investigations related to additional parties who may be potentially responsible parties and/or litigation initiated by the Company can be found in the Company's annual report on Form 10-K for the year ended December 31, 1999 (see the "Environmental - Dover Gas Light Site" section, beginning on page 11).

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

The Company's independent consultants have prepared preliminary cost estimates of two potentially acceptable alternatives to complete the ground-water remediation activities at the site. The costs range from a low of $390,000 in capital and $37,000 per year of operating costs for 30 years for natural attenuation to a high of $3.3 million in capital and $1.0 million per year in operating costs for 30 years for a pump-and-treat system. The pump-and-treat / ground-water containment system is intended to contain the manufactured gas plant ("MGP") contaminants to allow the ground-water outside of the containment area to naturally attenuate. The operating cost estimate for the containment system is dependent upon the actual ground-water quality and flow conditions. The Company continues to believe that a ground-water containment system is not necessary for the MGP contaminants, that there is insufficient information to design an overall ground-water containment program and that natural attenuation is the appropriate remedial action for the MGP wastes. The Company is currently in discussions with the EPA on possible ground-water alternatives to the pump-and-treat. Natural attenuation is still being evaluated as a possible ground-water remedy.

The Company cannot predict what the EPA will require for the overall ground-water program, and accordingly, accrued $2.1 million at December 31, 1998 for the Dover site, and recorded a regulatory asset for an equivalent amount. Of this amount, $1.5 million is for ground-water remediation and $600,000 is for the remaining soil remediation. The $1.5 million represents the low end of the ground-water remedy estimates described above. No changes have been made to these accrued amounts through the second quarter of 2000. The Company is currently engaged in investigations related to possible additional potentially responsible parties ("PRPs"). Based upon these investigations, the Company will consider suit against other PRPs. The Company expects continued negotiations with PRPs in an attempt to resolve these matters.

As of June 30, 2000, the Company has incurred approximately $7.8 million in costs relating to environmental testing and remedial action studies. Of this amount, $709,000 of incurred environmental costs has not received ratemaking treatment. In November, Chesapeake will submit a filing with the Public Service Commission seeking to recover these costs through rates.

(B)  SALISBURY  TOWN  GAS  LIGHT  SITE
In cooperation with the Maryland Department of the Environment ("MDE"), the Company completed an assessment of the Salisbury manufactured gas plant site, determining that there was localized ground-water contamination. During 1996, the Company completed construction and began Air Sparging and Soil-Vapor Extraction remediation procedures. Chesapeake has been reporting the remediation and monitoring results to the MDE on an ongoing basis since 1996. The Company has requested approval from the MDE to shut down the remediation procedures currently in place. The MDE has approved a temporary shut down and is evaluating a complete shut down of the site.

The estimated cost of the remaining remediation is approximately $100,000 per year for operating expenses for a period of two years and capital costs of $50,000 to shut down the remediation process. Based on these estimated costs, the Company adjusted both its liability and related regulatory asset to $240,000 on December 31, 1999, to cover the Company's projected remediation costs for this site. The Company has not adjusted the accrual during 2000. As of June 30, 2000, the Company has incurred approximately $2.7 million for remedial actions and environmental studies. Of this amount, approximately $940,000 of incurred costs has not been recovered through insurance proceeds or received ratemaking treatment. Chesapeake will apply for the recovery of these and any future costs in the next base rate filing with the Maryland Public Service Commission.

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

The Company has recovered all environmental costs incurred to date, approximately $773,000, through rates charged to customers. Additionally, the Florida Public Service Commission has allowed the Company to continue to recover amounts for future environmental costs that might be incurred. At June 30, 2000, Chesapeake had received $532,000 related to future costs, which might be incurred.

2.     RECENT  ACCOUNTING  PRONOUNCEMENTS

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

RESULTS  OF  OPERATIONS  FOR  THE  QUARTER  ENDED  JUNE  30,  2000

CONSOLIDATED  OVERVIEW
The Company recognized net income of $320,000 or $0.06 per share for the second quarter of 2000. As indicated in the following table, the decrease in income is primarily due to lower contributions of pre-tax operating income by the advanced information services business and propane segments. These reductions were partially offset by higher pre-tax operating income for the natural gas and other business segment.


 ---------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED JUNE 30,                       2000         1999     CHANGE
 ---------------------------------------------------------------------------------------
 Pre-tax Oprerating Income
   Natural Gas Distribution & Transmission . . . .  $2,065,853   $1,954,213   $ 111,640
   Propane Gas Distribution & Marketing. . . . . .    (908,013)    (443,730)   (464,283)
   Advanced Information Services . . . . . . . . .     (51,221)     418,751    (469,972)
   Other & Eliminations. . . . . . . . . . . . . .     278,115       56,254     221,861
 ---------------------------------------------------------------------------------------
 Pre-tax Operating Income. . . . . . . . . . . . .   1,384,734    1,985,488    (600,754)

 Operating Income Taxes. . . . . . . . . . . . . .     149,502      442,743    (293,241)
 Interest. . . . . . . . . . . . . . . . . . . . .     971,135      796,957     174,178
 Non-Operating Income, net . . . . . . . . . . . .      55,451       50,315       5,136
 ---------------------------------------------------------------------------------------
 Net Income. . . . . . . . . . . . . . . . . . . .  $  319,548   $  796,103   $(476,555)
 =======================================================================================



NATURAL  GAS  DISTRIBUTION  AND  TRANSMISSION
The natural gas distribution and transmission segment reported pre-tax operating income of $2.1 million for the second quarter 2000 as compared to $2.0 million for the corresponding period last year an increase of $112,000. The increase in pre-tax operating income is due to an increase in gross margin offset by higher operating expenses.


 ---------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED JUNE 30,                        2000         1999    CHANGE
 ---------------------------------------------------------------------------------------
 Revenue . . . . . . . . . . . . . . . . . . . . .  $21,824,727  $15,978,130  $5,846,597
 Cost of Gas . . . . . . . . . . . . . . . . . . .   13,727,644    8,601,911   5,125,733
 ---------------------------------------------------------------------------------------
 Gross Margin. . . . . . . . . . . . . . . . . . .    8,097,083    7,376,219     720,864

 Operations & Maintenance. . . . . . . . . . . . .    4,151,362    3,625,369     525,993
 Depreciation & Amortization . . . . . . . . . . .    1,286,388    1,206,328      80,060
 Other Taxes . . . . . . . . . . . . . . . . . . .      593,480      590,309       3,171
 ---------------------------------------------------------------------------------------
 Total Operating Expenses. . . . . . . . . . . . .    6,031,230    5,422,006     609,224
 ---------------------------------------------------------------------------------------
 Pre-tax Operating Income. . . . . . . . . . . . .  $ 2,065,853  $ 1,954,213  $  111,640
 =======================================================================================

Gross margin increased due to a greater level of transportation services provided, a 4.4 percent increase in customer base and a weather normalization adjustment in the Company's Delaware division. Transportation revenues increased due to new services provided as a result of the expansion of the pipeline system, which occurred during the second half of last year. In 1999, the Company requested and received approval from the Delaware Public Service Commission to adjust its interruptible margin sharing mechanism in order to address the level of recovery of fixed distribution costs from residential and small commercial heating customers. During the second quarter of 2000, the Company increased the margin sharing thresholds for the weather normalization mechanism resulting in an increase in gross margin of $60,000. Operating expenses were higher due to depreciation on capital additions during the past year, compensation, information systems and marketing expenses.

PROPANE  GAS  DISTRIBUTION  AND  MARKETING
For the second quarter of 2000, the propane segment recognized a pre-tax operating loss of $908,000 compared to $444,000 for the same period last year. The increase in the loss was the result of an increase in operating expenses combined with a reduction in gross margin.




 ---------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED JUNE 30,                    2000          1999      CHANGE
 ---------------------------------------------------------------------------------------
 Revenue . . . . . . . . . . . . . . . . . . .  $39,453,101   $26,764,392   $12,688,709
 Cost of Sales . . . . . . . . . . . . . . . .   37,309,109    24,503,285    12,805,824
 ---------------------------------------------------------------------------------------
 Gross Margin. . . . . . . . . . . . . . . . .    2,143,992     2,261,107      (117,115)

 Operations & Maintenance. . . . . . . . . . .    2,685,910     2,390,432       295,478
 Depreciation & Amortization . . . . . . . . .      311,157       275,407        35,750
 Other Taxes . . . . . . . . . . . . . . . . .       54,938        38,998        15,940
 ---------------------------------------------------------------------------------------
 Total Operating Expenses. . . . . . . . . . .    3,052,005     2,704,837       347,168
 ---------------------------------------------------------------------------------------
 Pre-tax Operating Income. . . . . . . . . . .  $  (908,013)  $  (443,730)  $  (464,283)
 =======================================================================================

The decline in gross margin is primarily due to a 10.4 percent reduction in distribution gallons sold, partially offset by a slight increase in margin earned on distribution sales and marketing margins. Operating expenses were higher due to compensation, information systems and marketing expenses.

ADVANCED  INFORMATION  SERVICES
The advanced information services segment recognized a pre-tax operating loss of $51,000 for the second quarter of 2000 as compared to pre-tax operating income of $419,000 for the same period last year. The decrease in contribution from this segment is directly related to a reduction in revenue.





 ---------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED JUNE 30,                       2000         1999    CHANGE
 ---------------------------------------------------------------------------------------
 Revenue . . . . . . . . . . . . . . . . . . . . .  $3,192,537   $3,573,799  $(381,262)
 Cost of Sales . . . . . . . . . . . . . . . . . .   1,850,974    1,771,201     79,773
 ---------------------------------------------------------------------------------------
 Gross Margin. . . . . . . . . . . . . . . . . . .   1,341,563    1,802,598   (461,035)

 Operations & Maintenance. . . . . . . . . . . . .   1,181,632    1,184,984     (3,352)
 Depreciation & Amortization . . . . . . . . . . .      74,403       66,448      7,955
 Other Taxes . . . . . . . . . . . . . . . . . . .     136,749      132,415      4,334
 ---------------------------------------------------------------------------------------
 Total Operating Expenses. . . . . . . . . . . . .   1,392,784    1,383,847      8,937
 ---------------------------------------------------------------------------------------
 Pre-tax Operating Income. . . . . . . . . . . . .  $  (51,221)  $  418,751  $(469,972)
 =======================================================================================

The decline in pre-tax operating income was primarily the result of a decrease in revenue due to many companies curtailing their information technology ("IT") expenditures after implementing their Year 2000 contingency plans. The Company expects the traditional service revenues to remain depressed for the remainder of the year.

OPERATING  INCOME  TAXES
Operating  income  taxes  were  lower  due  to  a  decline  in operating income.

INTEREST  EXPENSE
The Company's interest expense increased due to a greater level of short-term borrowings combined with a rise in interest rates.

RESULTS  OF  OPERATIONS  FOR  THE  SIX  MONTHS  ENDED  JUNE  30,  2000

CONSOLIDATED  OVERVIEW
The Company recognized net income of $6.0 million $1.15 per share for the first six months of 2000. As indicated in the following table, the increase in income is primarily due to a greater contribution of pre-tax operating income by the natural gas and other business segments. These gains were mostly offset by lower pre-tax operating income for the advanced information services and propane business segment.


 ---------------------------------------------------------------------------------------
FOR THE SIX MONTHS ENDED JUNE 30,                        2000          1999     CHANGE
 ---------------------------------------------------------------------------------------
 Pre-tax Oprerating Income
   Natural Gas Distribution & Transmission . . .  $ 8,453,272   $ 7,144,726  $1,308,546
   Propane Gas Distribution & Marketing. . . . .    2,583,985     2,771,734    (187,749)
   Advanced Information Services . . . . . . . .      (24,966)      681,600    (706,566)
   Other & Eliminations. . . . . . . . . . . . .      439,138       184,169     254,969
 ---------------------------------------------------------------------------------------
 Pre-tax Operating Income. . . . . . . . . . . .   11,451,429    10,782,229     669,200

 Operating Income Taxes. . . . . . . . . . . . .    3,575,469     3,482,080      93,389
 Interest. . . . . . . . . . . . . . . . . . . .    1,969,278     1,662,108     307,170
 Non-Operating Income, net . . . . . . . . . . .       82,332       101,045     (18,713)
 ---------------------------------------------------------------------------------------
 Net Income. . . . . . . . . . . . . . . . . . .  $ 5,989,014   $ 5,739,086  $  249,928
 =======================================================================================

NATURAL  GAS  DISTRIBUTION  AND  TRANSMISSION
The natural gas distribution and transmission segment reported pre-tax operating income of $8.5 million for the first six months of 2000 as compared to $7.1 million for the corresponding period last year an increase of $1.3 million. The increase in pre-tax operating income is due to an increase in gross margin somewhat offset by higher operating expenses.




 ---------------------------------------------------------------------------------------
FOR THE SIX MONTHS ENDED JUNE 30,                        2000         1999     CHANGE
 ---------------------------------------------------------------------------------------
 Revenue . . . . . . . . . . . . . . . . . . . .  $51,897,295  $40,584,553  $11,312,742
 Cost of Gas . . . . . . . . . . . . . . . . . .   31,386,816   22,400,362    8,986,454
 ---------------------------------------------------------------------------------------
 Gross Margin. . . . . . . . . . . . . . . . . .   20,510,479   18,184,191    2,326,288

 Operations & Maintenance. . . . . . . . . . . .    8,194,560    7,361,267      833,293
 Depreciation & Amortization . . . . . . . . . .    2,608,489    2,410,168      198,321
 Other Taxes . . . . . . . . . . . . . . . . . .    1,254,158    1,268,030      (13,872)
 ---------------------------------------------------------------------------------------
 Total Operating Expenses. . . . . . . . . . . .   12,057,207   11,039,465    1,017,742
 ---------------------------------------------------------------------------------------
 Pre-tax Operating Income. . . . . . . . . . . .  $ 8,453,272  $ 7,144,726  $ 1,308,546
 =======================================================================================

Gross margin increased due to a 4.5 percent increase in customer base, a greater level of transportation services provided and the implementation of a weather normalization mechanism in the Company's Delaware division. The growth in customer base was primarily residential and commercial customers, which generated a 3 percent increase in deliveries. Transportation revenues increased due to new services provided resulting from the pipeline system expansion, which occurred during the second half of last year. In 1999, the Company requested and received approval from the Delaware Public Service Commission to adjust its interruptible margin sharing mechanism in order to address the level of recovery of fixed distribution costs from residential and small commercial heating customers. With this in place, the Company increased the margin sharing thresholds for the weather normalization mechanism during the first quarter of 2000, resulting in an increase in gross margin of $418,000. Operating expenses were higher due to depreciation on capital additions during the past year, compensation, information systems and expenses for marketing programs that are designed to build customer growth.

PROPANE  GAS  DISTRIBUTION  AND  MARKETING
For the first six months of 2000, the propane segment contributed pre-tax operating income of $2.6 million as compared to $2.8 million for the same period last year. The decrease is the result of an increase in operating expenses partially offset by an increase in gross margin.


 ---------------------------------------------------------------------------------------
FOR THE SIX MONTHS ENDED JUNE 30,                         2000         1999     CHANGE
 ---------------------------------------------------------------------------------------
 Revenue . . . . . . . . . . . . . . . . . . . .  $103,600,080  $54,351,087  $49,248,993
 Cost of Sales . . . . . . . . . . . . . . . . .    94,592,148   46,077,755   48,514,393
 ---------------------------------------------------------------------------------------
 Gross Margin. . . . . . . . . . . . . . . . . .     9,007,932    8,273,332      734,600

 Operations & Maintenance. . . . . . . . . . . .     5,676,820    4,846,982      829,838
 Depreciation & Amortization . . . . . . . . . .       618,258      550,548       67,710
 Other Taxes . . . . . . . . . . . . . . . . . .       128,869      104,068       24,801
 ---------------------------------------------------------------------------------------
 Total Operating Expenses. . . . . . . . . . . .     6,423,947    5,501,598      922,349
 ---------------------------------------------------------------------------------------
 Pre-tax Operating Income. . . . . . . . . . . .  $  2,583,985  $ 2,771,734  $  (187,749)
 =======================================================================================

The increase in gross margin is due primarily to a $1.4 million increase in marketing margins partially offset by a 6.0 percent reduction on margins earned on distribution sales. Temperatures for the first six months of 2000 were 2 percent cooler than the same period in 1999. However, distribution deliveries for the first six months of 2000 were 3 percent lower primarily due to reduced consumption by agricultural customers. The decline in distribution margin earned was the result of higher priced supply costs, which could not be completely passed on to the customers in price increases. Operating expenses were higher due to compensation, information systems and marketing programs that are designed to build customer growth.

ADVANCED  INFORMATION  SERVICES
The advanced information services segment recognized a pre-tax operating loss of $25,000 for the first six months of 2000 as compared to a pre-tax operating income of $682,000 for the period last year. The decrease in contribution from this segment is directly related to revenues not meeting expectations.



 ---------------------------------------------------------------------------------------
FOR THE SIX MONTHS ENDED JUNE 30,                         2000         1999    CHANGE
 ---------------------------------------------------------------------------------------
 Revenue . . . . . . . . . . . . . . . . . . . . .  $6,362,604   $6,582,149  $(219,545)
 Cost of Sales . . . . . . . . . . . . . . . . . .   3,582,213    3,285,583    296,630
 ---------------------------------------------------------------------------------------
 Gross Margin. . . . . . . . . . . . . . . . . . .   2,780,391    3,296,566   (516,175)

 Operations & Maintenance. . . . . . . . . . . . .   2,353,780    2,215,283    138,497
 Depreciation & Amortization . . . . . . . . . . .     147,442      124,925     22,517
 Other Taxes . . . . . . . . . . . . . . . . . . .     304,135      274,758     29,377
 ---------------------------------------------------------------------------------------
 Total Operating Expenses. . . . . . . . . . . . .   2,805,357    2,614,966    190,391
 ---------------------------------------------------------------------------------------
 Pre-tax Operating Income. . . . . . . . . . . . .  $  (24,966)  $  681,600  $(706,566)
 =======================================================================================

During 2000, revenues from the Company's traditional IT services (i.e. non web-related services) have declined in comparison to the prior year, thereby eliminating the revenue growth from the Company's web-related services. Due to the increased costs incurred to meet the growth that the Company has been experiencing, earnings are down. The decline in traditional revenues is due to the reduction in IT project implementation after companies completed their Year 2000 contingency plans. The Company expects the traditional service revenues to remain depressed for the remainder of the year.

INTEREST  EXPENSE
The Company's interest expense increased due to a greater level of short-term borrowings combined with a rise in interest rates.

ENVIRONMENTAL  MATTERS
The Company continues to work with federal and state environmental agencies to assess the environmental impact and explore or implement corrective action at several former gas manufacturing plant sites (see Note 3 to the Consolidated Financial Statements). The Company believes that any future costs associated with these sites will be recoverable in future rates.

FINANCIAL  POSITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's capital requirements reflect the capital-intensive nature of its business and are attributable principally to its construction program and the retirement of its outstanding debt. The Company relies on funds provided by operations and short-term borrowing to meet normal working capital requirements and temporarily finance capital expenditures. During the first six months of 2000, the Company's net cash provided by operating activities, net cash used by investing activities and net cash used by financing activities were approximately $12.5 million, $7.6 million and $4.9 million, respectively. Due to the seasonal nature of the Company's business, there are substantial variations in the results of operations reported on a quarterly basis.

The Company has three unsecured lines of credit totaling $51.0 million. The Board of Directors has authorized the Company to borrow up to $35.0 million under these lines of credit. Funds provided from these lines of credit are used for short-term cash needs to meet seasonal working capital requirements and to fund portions of its capital expenditures. The outstanding balances of short-term borrowing at June 30, 2000 and December 31, 1999 were $21.4 and $23.0 million, respectively.

During the six months ended June 30, 2000 and June 30, 1999, net property, plant and equipment expenditures were approximately $7.6 million and $7.3 million, respectively. Chesapeake has budgeted $24.9 million for capital expenditures during 2000. This amount includes $17.8 million for natural gas distribution and transmission; $4.9 million for propane distribution and marketing; $400,000 for advanced information services; and $1.8 million for general plant. The natural gas expenditures are for expansion and improvement of facilities in existing service territories and improvement and expansion of the pipeline system, specifically, to provide service to customers in the City of Milford, Delaware. The propane expenditures are to support customer growth and the replacement of older equipment. The advanced information services expenditures are for computer hardware, software and related equipment to support revenue growth and increased staffing. General expenditures are for building improvements, computer software and hardware. During the second quarter of 2000, the Company entered into a Joint Electric Generation Agreement with the City of Seaford, Delaware. Under the agreement the Company would lease three electric generating units to the City of Seaford. The cost to purchase and install the units is estimated at $8 to $9 million. Financing for the 2000 construction program, including the Seaford project, is expected to be provided from short-term borrowing, cash from operations and the possible issuance of long-term debt. The construction program is subject to continuous review and modification. Actual construction expenditures may vary from the above estimates due to a number of factors including inflation, changing economic conditions, regulation, sales growth and the cost and availability of capital.

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

The Company is continually evaluating new business opportunities and acquisitions, some of which may require the Company to obtain financing. The Company has entered into an agreement with an investment banker to assist in identifying acquisition candidates. Under the agreement, the Company issued warrants to the investment banker to purchase 15,000 shares of the Company's common stock, which are exercisable during the next seven years at a price of $18.00 per share. In addition to cash compensation payable in connection with a successful transaction, the agreement also provides for the possible issuance of additional warrants being issued to the investment banker based on performance.

As of June 30, 2000, common equity represented 66.6 percent of permanent capitalization, compared to 64.0 percent as of December 31, 1999. Including short-term borrowing, the equity capitalization would have been 54.5 percent and
51.5 percent. The Company remains committed to maintaining a sound capital structure and strong credit ratings in order to provide the financial flexibility needed to access the capital markets when required. This commitment, along with adequate and timely rate relief for the Company's regulated operations, is designed to ensure that the Company will be able to attract capital from outside sources at a reasonable cost.

OTHER  MATTERS

CAUTIONARY  STATEMENT
Chesapeake has made statements in this report that are considered to be forward-looking statements. These statements are not matters of historical fact. Sometimes they contain words such as "believes," "expects," "intends," "plans," "will," or "may," and other similar words. These statements relate to such topics as customer growth, increases in revenues or margins, regulatory approvals, market risk associated with the Company's propane marketing operation, the competitive position of the Company, rate recovery of environmental clean-up costs and other matters. It is important to understand that these forward-looking statements are not guarantees, but are subject to certain risks and uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, among other things:

- the seasonality and temperature sensitivity of the natural gas and propane gas businesses;
-     the  wholesale  price  of  propane  and  market movements in these prices;
-     the  effects  of competition on both unregulated and regulated businesses;
- the ability of the Company's existing, new and planned facilities to generate expected revenues;
- the Company's ability to obtain the rate relief requested from utility regulators and the timing of that rate relief; and
-     the effect of changes in federal, state or local legislative requirements.
- the ability of the Company's marketing programs to generate expected customer growth.
- the ability of the Advanced Information Services segment to maintain and/or generate future revenue growth.

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


ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Market risk represents the potential loss arising from adverse changes in market rates and prices. The Company's long-term debt consists of first mortgage bonds, senior notes and convertible debentures. All of Chesapeake's long-term debt is fixed rate debt and was not entered into for trading purposes. The carrying value of Chesapeake's long-term debt at June 30, 2000 was $35.0 million. The fair value was $35.2 million, based mainly on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The Company is exposed to changes in interest rates as a result of financing through its issuance of fixed rate long-term debt. The Company evaluates whether to refinance existing debt or permanently finance existing short-term borrowing based on the fluctuation in interest rates.

At June 30, 2000, the wholesale propane marketing operation was a party to natural gas liquids ("NGL") forward contracts, primarily propane contracts, with various third parties. These contracts require that the wholesale propane marketing operation purchase or sell NGL at a fixed price at fixed future dates. At expiration, the contracts are settled by the delivery of NGL to the respective party. The wholesale propane marketing operation also enters into futures contracts that are traded on the New York Mercantile Exchange. In certain cases, the futures contracts are settled by the payment of a net amount equal to the difference between the current market price of the futures contract and the original contract price.

The forward and futures contracts are entered into for trading and wholesale marketing purposes. The wholesale propane marketing operation is subject to commodity price risk on their open positions to the extent that NGL market prices deviate from fixed contract settlement prices. Market risks associated with the trading of futures and forward contracts are monitored daily for compliance with Chesapeake's Risk Management Policy, which includes volumetric limits for open positions. In order to manage exposures to changing market prices, open positions are marked to market and reviewed by oversight officials on a daily basis. Additionally, the Risk Management Committee reviews periodic reports on market and credit risk, approves any exceptions to the Risk Management Policy (within the limits established by the Board of Directors) and authorizes the use of any new types of contracts. Listed below is quantitative information on the forward and futures contracts at June 30, 2000. All of the contracts mature within nine months.

 ---------------------------------------------------------------------
                      QUANTITY        ESTIMATED      WEIGHTED AVERAGE
AT JUNE 30, 2000     IN GALLONS     MARKET PRICES     CONTRACT PRICES
 ---------------------------------------------------------------------
 FORWARD CONTRACTS
 Sale. . . . . . .  13,146,000        $0.4800        $0.5850 - $0.5461
 Purchase. . . . .   9,723,000        $0.4700        $0.5950 - $0.5370

 FUTURES CONTRACTS
 Sale. . . . . . .   1,890,000        $0.5550        $0.5810 - $0.5608
 Purchase. . . . .   4,620,000        $0.5475        $0.5650 - $0.5581
 ---------------------------------------------------------------------

 Estimated market prices and weighted average contract prices are in dollars per gallon.

                           PART II - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS
             See  Note  3  to  the  Consolidated  Financial  Statements

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS
             None

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES
             None

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
(a) The matters described in Item 4(c) below were submitted to a vote of stockholders at the Annual Meeting of Stockholders on May 16, 2000, in connection with which, proxies were solicited in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.
(b)          Not  applicable.
(c) Proposals as submitted in the proxy statement were voted on as follows:
        i. to elect four Class I Directors for three-year terms ending in 2003, and until their successors are elected and qualified; and
       ii. to consider and vote upon the ratification of the selection of PricerwaterhouseCoopers, LLP as independent auditors for the fiscal year ending December 31, 2000.

ITEM  5.     OTHER  INFORMATION
        None

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K
        None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Chesapeake  Utilities  Corporation



/s/  Michael  P.  McMasters
---------------------------------
Michael  P.  McMasters
Vice  President,  Treasurer  and  Chief  Financial  Officer


Date:  August  14,  2000