Form 10-Q
period 2000-09-30
CHESAPEAKE UTILITIES CORP
filed 2000-11-14
CIK 19745

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         _______________________________
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended:  September 30, 2000

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

                  Common Stock, par value $.4867 - 5,271,591 shares
                        issued as of September 30, 2000.

                                TABLE OF CONTENTS

PART  I  -  FINANCIAL  INFORMATION. . . . . . . . . . . . . . . . . . . . . .  1

  Item  1.     Financial  Statements . . . . . . . . . . . . . . . . . . . . . 1
    Consolidated  Statements  of  Income  and  Comprehensive  Income. -
    Three  Months  Ended  September  30,  2000  and  1999 . . . . . . . . . . .1
    Consolidated  Statements  of  Income  and  Comprehensive  Income  -
    Nine  Months  Ended  September  30,  2000  and  1999. . . . . . . . . . . .2
    Consolidated  Statements  of  Cash  Flows  -
    Nine  Months  Ended  September  30,  2000  and  1999. . . . . . . . . . . .3
    Consolidated  Balance  Sheets  - September 30, 2000 and December 31, 1999. 4
    Notes  to  Consolidated  Financial  Statements . . . . . . . . . . . . . . 6
      1.  Quarterly  Financial  Data . . . . . . . . . . . . . . . . . . . . . 6
      2.  Calculation  of  Earnings  Per  Share. . . . . . . . . . . . . . . . 6
      3.  Commitments  and  Contingencies  -  Environmental  Matters . . . . . 6
      4.  Recent  Accounting  Pronouncements . . . . . . . . . . . . . . . . . 8

Item  2.     Management's  Discussion  and  Analysis  of  Financial  Condition
             and  Results  of  Operations . . . . . . . . . . . . . . . . . . 10

    Results  of  Operations  for  the  Quarter  Ended  September  30,  2000 . 10
      Consolidated  Overview. . . . . . . . . . . . . . . . . . . . . . . . . 10
      Natural  Gas  Distribution  and  Transmission . . . . . . . . . . . . . 10
      Propane  Gas  Distribution  and  Marketing. . . . . . . . . . . . . . . 11
      Advanced  Information  Services . . . . . . . . . . . . . . . . . . . . 11
      Operating  Income  Taxes. . . . . . . . . . . . . . . . . . . . . . . . 11
      Non-Operating  Income . . . . . . . . . . . . . . . . . . . . . . . . . 11
      Interest  Expense . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

    Results of Operations for the Nine Months Ended September 30, 2000. . . . 12
      Consolidated  Overview. . . . . . . . . . . . . . . . . . . . . . . . . 12
      Natural  Gas  Distribution  and  Transmission . . . . . . . . . . . . . 12
      Propane  Gas  Distribution  and  Marketing. . . . . . . . . . . . . . . 13
      Advanced  Information  Services . . . . . . . . . . . . . . . . . . . . 13
      Non-Operating  Income . . . . . . . . . . . . . . . . . . . . . . . . . 13
      Interest  Expense . . . . . . . . . . . . . . . . . . . . . . . . . . . 14
      Environmental  Matters. . . . . . . . . . . . . . . . . . . . . . . . . 14

    Financial  Position,  Liquidity  and  Capital  Resources. . . . . . . . . 14

    Other  Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15
      Cautionary  Statement . . . . . . . . . . . . . . . . . . . . . . . . . 15
      Recent  Accounting  Pronouncements. . . . . . . . . . . . . . . . . . . 15

  Item  3.     Quantitative  and Qualitative Disclosures about Market Risk. . 16

PART  II  -  OTHER  INFORMATION . . . . . . . . . . . . . . . . . . . . . . . 17

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

                         PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS


 CHESAPEAKE  UTILITIES  CORPORATION  AND  SUBSIDIARIES

 CONSOLIDATED  STATEMENTS  OF  INCOME  (UNAUDITED)
 -------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30,               2000           1999
 -------------------------------------------------------------------------
 OPERATING REVENUES . . . . . . . . . . . . . . $59,449,978    $56,579,150
 COST OF SALES . . . . . . . . . . . . . . . . . 49,030,471     47,074,497
 -------------------------------------------------------------------------
 GROSS MARGIN. . . . . . . . . . . . . . . . . . 10,419,507      9,504,653
 -------------------------------------------------------------------------
 OPERATING EXPENSES
 Operations . . . . . . . . . . . . . . . . . . . 7,996,806      7,255,415
 Maintenance. . . . . . . . . . . . . . . . . . . . 527,681        378,203
 Depreciation and amortization. . . . . . . . . . 1,873,193      1,616,041
 Other taxes. . . . . . . . . . . . . . . . . . . . 766,951        771,936
 Income taxes. . . . . . . . . . . . . . . . . . . (701,165)      (539,488)
 -------------------------------------------------------------------------
 Total operating expenses. . . . . . . . . . . . 10,463,466      9,482,107
 -------------------------------------------------------------------------
 OPERATING (LOSS) INCOME. . . . . . . . . . . . . . (43,959)        22,546
 OTHER INCOME, NET. . . . . . . . . . . . . . . . . 156,893         31,533
 -------------------------------------------------------------------------
 INCOME BEFORE INTEREST CHARGES . . . . . . . . . . 112,934         54,079
 INTEREST CHARGES . . . . . . . . . . . . . . . . 1,157,643        839,060
 -------------------------------------------------------------------------
 NET LOSS . . . . . . . . . . . . . . . . . . . $(1,044,709)   $  (784,981)
 =========================================================================

 EARNINGS PER SHARE OF COMMON STOCK:
 BASIC. . . . . . . . . . . . . . . . . . . . . $     (0.20)  $     (0.15)
 =========================================================================
 DILUTED. . . . . . . . . . . . . . . . . . . . $     (0.20)  $     (0.15)
 =========================================================================


 CONSOLIDATED  STATEMENTS  OF  COMPREHENSIVE  INCOME  (UNAUDITED)
 -------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30,               2000           1999
 -------------------------------------------------------------------------
 NET INCOME . . . . . . . . . . . . . . . . . . $(1,044,709)    $(784,981)
 UNREALIZED LOSS ON MARKETABLE SECURITIES,
 NET OF INCOME TAXES . . . . . . . . . . .                -             -
 -------------------------------------------------------------------------
 TOTAL COMPREHENSIVE LOSS . . . . . . . . . . . $(1,044,709)    $(784,981)
 =========================================================================

The accompanying notes are an integral part of these financial statements.


 CHESAPEAKE  UTILITIES  CORPORATION  AND  SUBSIDIARIES

 CONSOLIDATED  STATEMENTS  OF  INCOME  (UNAUDITED)
 ---------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30,                2000           1999
 ---------------------------------------------------------------------------
 OPERATING REVENUES. . . . . . . . . . . . . . $224,485,056   $159,141,663
 COST OF SALES. . . . . . . . . . . . . . . . . 179,099,774    118,963,166
 ---------------------------------------------------------------------------
 GROSS MARGIN. . . . . . . . . . . . . . . . . . 45,385,282     40,178,497
 ---------------------------------------------------------------------------
 OPERATING EXPENSES
 Operations. . . . . . . . . . . . . . . . . . . 25,092,553     21,565,296
 Maintenance. . . . . . . . . . . . . . . . . . . 1,631,924      1,084,169
 Depreciation and amortization. . . . . . . . . . 5,469,095      4,814,056
 Other taxes. . . . . . . . . . . . . . . . . . . 2,485,405      2,449,689
 Income taxes . . . . . . . . . . . . . . . . . . 2,874,304      2,942,592
 ---------------------------------------------------------------------------
 Total operating expenses. . . . . . . . . . . . 37,553,281     32,855,802
 ---------------------------------------------------------------------------
 OPERATING INCOME . . . . . . . . . . . . . . . . 7,832,001      7,322,695
 OTHER INCOME, NET. . . . . . . . . . . . . . . . . 239,226        132,578
 ---------------------------------------------------------------------------
 INCOME BEFORE INTEREST CHARGES . . . . . . . . . 8,071,227      7,455,273
 INTEREST CHARGES . . . . . . . . . . . . . . . . 3,126,921      2,501,168
 ---------------------------------------------------------------------------
 NET INCOME. . . . . . . . . . . . . . . . . . $  4,944,306   $  4,954,105
 ===========================================================================

 EARNINGS PER SHARE OF COMMON STOCK:
 BASIC . . . . . . . . . . . . . . . . . . . . $       0.94   $       0.97
 ---------------------------------------------------------------------------
 DILUTED . . . . . . . . . . . . . . . . . . . $       0.93   $       0.95
 ---------------------------------------------------------------------------


 CONSOLIDATED  STATEMENTS  OF  COMPREHENSIVE  INCOME  (UNAUDITED)
 ---------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30,                2000           1999
 ---------------------------------------------------------------------------
 NET INCOME . . . . . . . . . . . . . . . . . . $4,944,306      $4,954,105
 UNREALIZED GAIN ON MARKETABLE SECURITIES,
 NET OF INCOME TAXES . . . . . . . . . . . . .          -                -
 ---------------------------------------------------------------------------
 TOTAL COMPREHENSIVE INCOME . . . . . . . . . . $4,944,306      $4,954,105
 ===========================================================================

The accompanying notes are an integral part of these financial statements.


 CHESAPEAKE  UTILITIES  CORPORATION  AND  SUBSIDIARIES

 CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)
 ---------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30,                2000           1999
 ---------------------------------------------------------------------------
 OPERATING ACTIVITIES
 Net Income . . . . . . . . . . . . . . . . . . $  4,944,306    $  4,954,105
 Adjustments to reconcile net income to net operating cash:
 Depreciation and amortization . . . . . . . . . . 6,823,584       5,524,591
 Deferred income taxes, net. . . . . . . . . . . . . 194,295        (631,070)
 Investment tax credit adjustments . . . . . . . .  .(26,469)        (22,289)
 Mark-to-market adjustments. . . . . . . . . . . . . (77,997)        (15,412)
 Other, net. . . . . . . . . . . . . . . . . . . . . 501,642         253,970
 Changes in assets and liabilities:
 Accounts receivable, net . . . . . . . . . . . . (1,432,897)     (4,407,993)
 Inventory, materials, supplies and storage gas . (4,099,647)     (1,492,231)
 Other current assets. . . . . . . . . . . . . . . . 136,291        (116,101)
 Other deferred charges. . . . . . . . . . . . . . . 118,834         676,995
 Accounts payable, net . . . . . . . . . . . . . . 3,359,294       8,661,443
 Refunds payable to customers . . . . . . . . . . . (226,233)         43,470
 (Under) Over recovered purchased gas costs . . . (2,081,300)      1,528,274
 Income taxes receivable. . . . . . . . . . . . . . . 69,229         479,055
 Other current liabilities . . . . . . . . . . . . . 810,152       1,047,748
 ---------------------------------------------------------------------------
 Net cash provided by operating activities . . . . 9,013,084      16,484,555
 ---------------------------------------------------------------------------

 INVESTING ACTIVITIES
 Property, plant and equipment expenditures, net (13,568,666)    (14,117,335)
 Purchase of investments . . . . . . . . . . . .           -               -
 ---------------------------------------------------------------------------
 Net cash used by investing activities . . . . . (13,568,666)    (14,117,335)
 ---------------------------------------------------------------------------

 FINANCING ACTIVITIES
 Common stock dividends net of amounts reinvested
 of $380,002 and $338,709, respectively. . . . . .(3,740,139)     (3,550,256)
 Issuance of stock:
 Dividend Reinvestment Plan optional cash. . . . . . 147,109         141,078
 Retirement Savings Plan . . . . . . . . . . . . . . 692,171         619,377
 Net borrowings under line of credit agreements . 11,000,000         600,000
 Proceeds from issuance of long-term debt. . . .           -               -
 Repayments of long-term debt . . . . . . . . . . (2,287,265)     (1,268,129)
 ---------------------------------------------------------------------------
 Net cash provided (used) by financing activities. 5,811,876      (3,457,930)
 ---------------------------------------------------------------------------

 NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS. . . . . . . . . . . . . .$  1,256,294    $ (1,090,710)
 CASH AND CASH EQUIVALENT
 AT BEGINNING OF PERIOD. . . . . . . . . . . . . . 2,357,173       2,598,084
 ---------------------------------------------------------------------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD. . .$  3,613,467    $  1,507,374
 ===========================================================================

The accompanying notes are an integral part of these financial statements.


 CHESAPEAKE  UTILITIES  CORPORATION  AND  SUBSIDIARIES

 CONSOLIDATED  BALANCE  SHEETS  (UNAUDITED)
 ---------------------------------------------------------------------------------
                                                   SEPTEMBER 30,      DECEMBER 31,
ASSETS                                                 2000              1999
 ---------------------------------------------------------------------------------
 PROPERTY, PLANT AND EQUIPMENT
 Natural gas distribution and transmission. . . . . . $142,374,742   $132,929,885
 Propane gas distribution and marketing . . . . . . . . 30,327,354     28,679,766
 Advanced information services . . . . . . . . . . . . . 1,684,390      1,460,411
 Other plant . . . . . . . . . . . . . . . . . . . . . . 9,437,559      9,017,458
 ---------------------------------------------------------------------------------
 Total property, plant and equipment . . . . . . . . . 183,824,045    172,087,520
 Less:  Accumulated depreciation and amortization. . . (59,649,034)   (54,424,105)
 ---------------------------------------------------------------------------------
 Net property, plant and equipment . . . . . . . . . . 124,175,011    117,663,415
 ---------------------------------------------------------------------------------

 INVESTMENTS . . . . . . . . . . . . . . . . . . . . . . . 594,844        595,644
 ---------------------------------------------------------------------------------

 CURRENT ASSETS
 Cash and cash equivalents . . . . . . . . . . . . . . . 3,613,467      2,357,173
 Accounts receivable. . . . . . . . . . . . . . . . . . 23,210,022     21,699,128
 Materials and supplies, at average cost . . . . . . . . 3,586,621      2,407,214
 Propane inventory, at average cost. . . . . . . . . . . 3,073,101      2,754,401
 Storage gas prepayments . . . . . . . . . . . . . . . . 4,812,624      2,211,084
 Underrecovered purchased gas costs. . . . . . . . . . . 3,318,214      1,236,914
 Income taxes receivable . . . . . . . . . . . . . . . . . . 4,543         73,772
 Deferred income taxes . . . . . . . . . . . . . . . . . . 745,888        745,888
 Prepaid expenses. . . . . . . . . . . . . . . . . . . . 1,369,105      1,505,396
 ---------------------------------------------------------------------------------
 Total current assets. . . . . . . . . . . . . . . . . .43,733,585     34,990,970
 ---------------------------------------------------------------------------------

 DEFERRED CHARGES AND OTHER ASSETS
 Environmental regulatory assets . . . . . . . . . . . . 2,286,507      2,340,000
 Environmental expenditures. . . . . . . . . . . . . . . 3,559,215      3,574,888
 Other deferred charges and intangible assets. . . . . . 7,954,722      7,823,597
 ---------------------------------------------------------------------------------
 Total deferred charges and other assets. . . . . . . . 13,800,444     13,738,485
 ---------------------------------------------------------------------------------

 TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . $182,303,884   $166,988,514
 =================================================================================

The accompanying notes are an integral part of these financial statements.


 ---------------------------------------------------------------------------------
                                                   SEPTEMBER 30,      DECEMBER 31,
CAPITALIZATION AND LIABILITIES                         2000              1999
 ---------------------------------------------------------------------------------
 CAPITALIZATION
 Stockholders'  equity
 Common  Stock,  par  value  $.4867  per  share;
 (authorized  12,000,000  shares;  issued  5,271,591
 and 5,186,546 shares, respectively) . . . . . . . . . $  2,565,410  $  2,524,018
 Additional paid-in capital. . . . . . . . . . . . . . . 27,231,254    25,782,824
 Retained earnings . . . . . . . . . . . . . . . . . . . 32,606,796    31,857,732

 ---------------------------------------------------------------------------------
 Total stockholders' equity. . . . . . . . . . . . . . . 62,403,460    60,164,574

 Long-term debt, net of current portion. . . . . . . . . 31,346,818    33,776,909

 ---------------------------------------------------------------------------------
 Total capitalization. . . . . . . . . . . . . . . . . . 93,750,278    93,941,483

 ---------------------------------------------------------------------------------

 CURRENT  LIABILITIES
 Current portion of long-term debt. . . . . . . . . . . . 2,665,091     2,665,091
 Short-term borrowing. . . . . . . . . . . . . . . . . . 34,000,000    23,000,000
 Accounts payable. . . . . . . . . . . . . . . . . . . . 20,224,413    16,865,119
 Refunds payable to customers . . . . . . . . . . . . . . . 553,276       779,508
 Accrued interest . . . . . . . . . . . . . . . . . . . . . 660,657       581,649
 Dividends payable. . . . . . . . . . . . . . . . . . . . 1,422,886     1,347,784
 Other accrued liabilities . . . . . . . . . . . . . . . .5,216,786     4,613,358

 ---------------------------------------------------------------------------------
 Total current liabilities . . . . . . . . . . . . . . . 64,743,109    49,852,509

 ---------------------------------------------------------------------------------

 DEFERRED  CREDITS  AND  OTHER  LIABILITIES
 Deferred income taxes . . . . . . . . . . . . . . . . . 14,089,668    13,895,373
 Deferred investment tax credits. . . . . . . . . . . . . . 685,518       711,987
 Environmental liability. . . . . . . . . . . . . . . . . 2,286,507     2,340,000
 Accrued pension costs . . . . . . . . . . . . . . . . . .1,577,017     1,544,963
 Other liabilities. . . . . . . . . . . . . . . . . . . . 5,171,787     4,702,199

 ---------------------------------------------------------------------------------
 Total deferred credits and other liabilities. . . . . . 23,810,497    23,194,522
 ---------------------------------------------------------------------------------

 TOTAL CAPITALIZATION AND LIABILITIES . . . . . . . . $ 182,303,884  $166,988,514
 =================================================================================

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

2.     CALCULATION  OF  EARNINGS  PER  SHARE


 ------------------------------------------------------------------------------------------------
                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
FOR THE PERIOD ENDED SEPTEMBER 30,                   2000     1999             2000     1999
 ------------------------------------------------------------------------------------------------
 CALCULATION OF BASIC EARNINGS PER SHARE:
 Net (Loss) Income. . . . . . . . . . . . . . . $(1,044,709)  $ (784,981)  $4,944,306  $4,954,105
 Weighted Average Shares Outstanding. . . . . . . 5,263,418    5,156,082    5,235,909   5,132,948
 ------------------------------------------------------------------------------------------------
 BASIC EARNINGS PER SHARE . . . . . . . . . . . $     (0.20)  $    (0.15)  $      .94  $      .97
 ================================================================================================
 CALCULATION OF DILUTED EARNINGS PER SHARE:
 RECONCILIATION OF NUMERATOR:
 Net (Loss) Income Basic. . . . . . . . . . . . $(1,044,709)  $ (784,981)  $4,944,306  $4,954,105
 Effect of 8.25% Convertible debentures . . . .           -            -      135,382     141,942
 ------------------------------------------------------------------------------------------------
 Adjusted numerator Diluted . . . . . . . . . . $(1,044,709)  $ (784,981)  $5,079,688  $5,096,047
 ------------------------------------------------------------------------------------------------
 RECONCILIATION OF DENOMINATOR:
 Weighted Shares Outstanding Basic. . . . . . . . 5,263,418    5,156,082    5,235,909   5,132,948
 Effect of Dilutive Securities
 Stock options. . . . . . . . . . . . . . . . . .         -            -       11,340      11,664
 8.25% Convertible debentures . . . . . . . . . .         -            -      211,221     221,660
 ------------------------------------------------------------------------------------------------
 Adjusted denominator Diluted . . . . . . . . . . 5,263,418    5,156,082    5,458,470   5,366,272
 ------------------------------------------------------------------------------------------------

 DILUTED EARNINGS PER SHARE . . . . . . . . . . $     (0.20)  $    (0.15)  $     0.93  $     0.95
 ================================================================================================

3.     COMMITMENTS  AND  CONTINGENCIES  -  ENVIRONMENTAL  MATTERS
The Company is currently participating in the investigation, assessment and remediation of three former gas manufacturing plant sites located in different states, including the exploration of corrective action options to remove environmental contaminants. Chesapeake entered into settlement agreements with a number of insurance companies resulting in proceeds to fund actual environmental costs incurred for two of the sites over three to seven-year periods beginning in 1990. The final insurance proceeds were requested and received in 1992. Chesapeake has received ratemaking treatment for costs incurred to date from the applicable regulatory commissions for the each of the three sites listed below. It is management's opinion that any current or future costs that have not been recovered through insurance proceeds or rates at this time will be recoverable in future rates.

(A)  DOVER  GAS  LIGHT  SITE
The Dover site, which is located in Delaware, has been listed by the Environmental Projection Agency Region III ("EPA") on the Superfund National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act. In 1994, the EPA issued a site Record of Decision ("ROD"), which selected a remedial plan and estimated the costs of the selected remediation at $2.7 million for ground-water and $3.3 million for soil. In 1995, the EPA issued an order ("Order") requiring the Company and General Public Utilities Corporation, Inc. ("GPU") to fund and implement the ROD. Although notifying the EPA of its objections, the Company agreed to comply with the Order. GPU informed the EPA that it did not intend to comply. In June 1996, the Company initiated litigation against GPU for contribution to the remedial costs incurred by Chesapeake in connection with complying with the ROD. In August 1997, the United

States Department of Justice ("DOJ") also filed a civil complaint against GPU for its failure to comply with the Order. The Court has consolidated the complaints filed by the DOJ and the Company. DOJ continues to seek judicial enforcement of the EPA Order, as well as significant financial penalties for GPU's failure to comply. At this time, management cannot predict the outcome of the litigation or the amount of proceeds to be received, if any. Additional information pertaining to remediation costs, investigations related to additional parties who may be potentially responsible parties and/or litigation initiated by the Company can be found in the Company's annual report on Form 10-K for the year ended December 31, 1999 (see the "Environmental - Dover Gas Light Site" section, beginning on page 11).

In January 1998, the EPA issued a ROD Amendment, which modified the soil remediation clean-up plan to include: (1) excavation and off-site thermal treatment of the contents of the former subsurface gas holders; (2) implementation of soil vaporization extraction ("SVE"); and (3) pavement of the parking lot. The overall estimated clean-up cost of the site under the EPA's ROD Amendment was $4.2 million ($1.5 million for soil remediation and $2.7 million for ground-water remediation) as compared to the original ROD clean-up estimate of $6.0 million ($3.3 million for soil remediation and $2.7 million for ground-water remediation).

During the fourth quarter of 1998 the Company completed the remediation of the contents of the subsurface gas holders. The EPA granted closure of that component of the soil remediation in April 1999. The construction of the SVE system was also completed and the system continues to be in operation. In May 2000, the Company proposed decommissioning the SVE system since data showed remedial completion throughout the majority of the site. In July 2000, the EPA approved a reduced scope for the SVE operations. Over the next twelve to eighteen months the Company will seek closure of the remaining soil remediation to include completion of the SVE and construction of a parking lot. The installation of the ground-water remediation system has been delayed pending further investigation.

The Company's independent consultants have prepared preliminary cost estimates of two potentially acceptable alternatives to complete the ground-water remediation activities at the site. The costs range from a low of $390,000 in capital and $37,000 per year of operating costs for 30 years for natural attenuation to a high of $3.3 million in capital and $1.0 million per year in operating costs for 30 years for a pump-and-treat system. The pump-and-treat / ground-water containment system is intended to contain the manufactured gas plant ("MGP") contaminants to allow the ground-water outside of the containment area to naturally attenuate. The operating cost estimate for the containment system is dependent upon the actual ground-water quality and flow conditions and the actual clean-up criteria selected by the EPA. The Company continues to believe that a ground-water containment system is not necessary for the MGP contaminants, that there is insufficient information to design an overall ground-water containment program and that natural attenuation is the appropriate remedial action for the MGP wastes. The Company is currently in discussions with the EPA regarding the Company's position that natural attenuation is the most appropriate ground-water remedy.

The Company cannot predict what the EPA will require for the overall ground-water program, and accordingly, accrued $2.1 million at December 31, 1998 for the Dover site, and recorded a regulatory asset for an equivalent amount. Of this amount, $1.5 million is for ground-water remediation and $600,000 is for the remaining soil remediation. The $1.5 million represents the low end of the ground-water remedy estimates described above. No changes have been made to these accrued amounts through the third quarter of 2000. The Company is currently engaged in investigations related to possible additional potentially responsible parties ("PRPs"). Based upon these investigations, the Company will consider suit against other PRPs. The Company expects continued negotiations with PRPs in an attempt to resolve these matters.

As of September 30, 2000, the Company has incurred approximately $8.0 million in costs relating to environmental investigations, testing and remedial action. Of this amount, $956,000 of incurred environmental costs has not received ratemaking treatment. In October, Chesapeake submitted its annual filing with the Public Service Commission seeking to recover these costs through rates.

(B)  SALISBURY  TOWN  GAS  LIGHT  SITE
In cooperation with the Maryland Department of the Environment ("MDE"), the Company completed an assessment of the Salisbury manufactured gas plant site, determining that there was localized ground-water contamination. During 1996, the Company completed construction and began Air Sparging and Soil-Vapor Extraction ("AS/SVE") remediation procedures. Chesapeake has been reporting the remediation and monitoring results to the MDE on an ongoing basis since 1996. The Company has requested approval from the MDE to shut down the remediation procedures currently in place. The MDE has approved a temporary shut down and is evaluating a complete shut down of the system.

The estimated cost of the remaining remediation is approximately $100,000 per year for operating expenses for a period of two years and capital costs of $50,000 to shut down the remediation process. Based on these estimated costs, on December 31, 1999 the Company adjusted both its liability and related regulatory asset from $600,000 to $240,000 to cover the Company's projected remediation costs for this site. The Company has not adjusted the accrual during 2000. As of September 30, 2000, the Company has incurred approximately $2.7 million for remedial actions and environmental studies relating to this site. Of this amount, approximately $955,000 of incurred costs has not been recovered through insurance proceeds or received ratemaking treatment. Chesapeake will apply for the recovery of these and any future costs in the next base rate filing with the Maryland Public Service Commission.

(C)  WINTER  HAVEN  COAL  GAS  SITE
Chesapeake has been working with the Florida Department of Environmental Protection ("FDEP") in assessing a coal gas site in Winter Haven, Florida. In
May 1996, the Company filed an Air Sparging and Soil Vapor Extraction Pilot Study Work Plan for the Winter Haven site with the FDEP. The Work Plan described the Company's proposal to undertake an AS/SVE pilot study to evaluate the site. After discussions with the FDEP, the Company filed a modified AS/SVE Pilot Study Work Plan, the description of the scope of work to complete the site assessment activities and a report describing a limited sediment investigation performed in 1997. In December 1998, the FDEP approved the AS/SVE Pilot Study Work Plan, which the Company completed during the third quarter of 1999. Chesapeake has reported the results of the Work Plan to the FDEP for further discussion and review. It is not possible to determine what remedial action will be required by FDEP or the cost of such remediation.

The Company has recovered all environmental costs incurred to date, approximately $773,000, through rates charged to customers. Additionally, the Florida Public Service Commission has allowed the Company to continue to recover amounts for future environmental costs that might be incurred. At September 30, 2000, Chesapeake had received $549,000 related to future costs, which might be incurred.

4.     RECENT  ACCOUNTING  PRONOUNCEMENTS

FASB  STATEMENTS  AND  OTHER  AUTHORITATIVE  PRONOUNCEMENTS  ISSUED
DERIVATIVE  INSTRUMENTS  AND  HEDGING  ACTIVITIES
Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement does not allow retroactive application to financial statements for prior periods. Chesapeake will adopt the requirements of this standard in the first quarter of 2001, as required. This statement, originally effective for all fiscal quarters of fiscal years beginning after June 15, 1999 has been deferred by the FASB under FAS No. 137 and is now effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued FAS No. 138, which amends the accounting and reporting standards of FAS No. 133. The Company believes that adoption of this statement will not have a material impact on the Company's financial position or results of operations.

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

RESULTS  OF  OPERATIONS  FOR  THE  QUARTER  ENDED  SEPTEMBER  30,  2000

CONSOLIDATED  OVERVIEW
The Company recognized a net loss of $1,045,000 or $0.20 per share for the third quarter of 2000. As indicated in the following table, the increase in the Company's seasonal loss is primarily due to an increase in the pre-tax operating loss for propane gas combined with lower contributions of pre-tax operating income by the advanced information services and natural gas segments and an increase in interest expense.



 ---------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30,                  2000         1999     CHANGE
 ---------------------------------------------------------------------------------------
 Pre-tax Operating Income (Loss)
   Natural Gas Distribution & Transmission. . . . . $  129,024   $  190,029   $ (61,005)
   Propane Gas Distribution & Marketing . . . . . . (1,439,698)  (1,253,008)   (186,690)
   Advanced Information Services . . . . . . . . . . . 343,017      420,236     (77,219)
   Other & Eliminations. . . . . . . . . . . . . . . . 222,533      125,801      96,732
 ---------------------------------------------------------------------------------------
 Pre-tax Operating Loss . . . . . . . . . . . . . . . (745,124)    (516,942)   (228,182)

 Operating Income Taxes . . . . . . . . . . . . . . . (701,165)    (539,488)   (161,677)
 Interest . . . . . . . . . . . . . . . . . . . . . .1,157,643      839,060     318,583
 Non-Operating Income, net. . . . . . . . . . . . . .  156,893       31,533     125,360
 ---------------------------------------------------------------------------------------
 Net Loss. . . . . . . . . . . . . . . . . . . . . $(1,044,709)  $ (784,981)  $(259,728)
 =======================================================================================


NATURAL  GAS  DISTRIBUTION  AND  TRANSMISSION
The natural gas distribution and transmission segment reported pre-tax operating income of $129,000 for the third quarter 2000 as compared to $190,000 for the corresponding period last year a decrease of $61,000. The decrease in pre-tax operating income is due to an increase in operating expenses partially offset by higher gross margin.


 ---------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30,                  2000         1999     CHANGE
 ---------------------------------------------------------------------------------------
 Revenue . . . . . . . . . . . . . . . . . . . . . $16,801,554  $13,789,439  $3,012,115
 Cost of Gas. . . . . . . . . . . . . . . . . . . . 10,916,992    8,035,512   2,881,480
 ---------------------------------------------------------------------------------------
 Gross Margin. . . . . . . . . . . . . . . . . . . . 5,884,562    5,753,927     130,635

 Operations & Maintenance. . . . . . . . . . . . . . 3,822,695    3,783,455      39,240
 Depreciation & Amortization . . . . . . . . . . . . 1,346,320    1,202,141     144,179
 Other Taxes . . . . . . . . . . . . . . . . . . . . . 586,523      578,302       8,221
 ---------------------------------------------------------------------------------------
 Total Operating Expenses. . . . . . . . . . . . . . 5,755,538    5,563,898     191,640
 ---------------------------------------------------------------------------------------
 Pre-tax Operating Income. . . . . . . . . . . . . $   129,024  $   190,029  $  (61,005)
 =======================================================================================

Gross margin increased due to a greater level of transportation services provided and a 4.8 percent increase in customer base. Operating expenses were higher due to depreciation on capital additions during the past year, compensation, information systems and marketing expenses.

PROPANE  GAS  DISTRIBUTION  AND  MARKETING
For the third quarter of 2000, the propane segment recognized a pre-tax operating loss of $1,440,000 compared to $1,253,000 for the same period last year. The increase in the loss was the result of an increase in operating expenses.


 ---------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30,                  2000         1999     CHANGE
 ---------------------------------------------------------------------------------------
 Revenue . . . . . . . . . . . . . . . . . . . . . $37,594,464  $38,838,997  $(1,244,533)
 Cost of Sales. . . . . . . . . . . . . . . . . . . 35,699,443   37,015,453   (1,316,010)
 ---------------------------------------------------------------------------------------
 Gross Margin. . . . . . . . . . . . . . . . . . . . 1,895,021    1,823,544       71,477

 Operations & Maintenance. . . . . . . . . . . . . . 2,941,018    2,737,575      203,443
 Depreciation & Amortization . . . . . . . . . . . . . 340,961      280,045       60,916
 Other Taxes. . . . . . . . . . . . . . . . . . . . . . 52,740       58,932       (6,192)
 ---------------------------------------------------------------------------------------
 Total Operating Expenses. . . . . . . . . . . . . . 3,334,719    3,076,552      258,167
 ---------------------------------------------------------------------------------------
 Pre-tax Operating Loss. . . . . . . . . . . . . . $(1,439,698) $(1,253,008) $  (186,690)
 =======================================================================================

Operating expenses were higher due to costs related to a start-up propane operation located in the state of Florida, compensation, information systems and marketing expenses.

ADVANCED  INFORMATION  SERVICES
The advanced information services segment recognized a pre-tax operating income of $343,000 for the third quarter of 2000 as compared to pre-tax operating income of $420,000 for the same period last year. The decrease in contribution from this segment is directly related to revenues not meeting expectations.


 ---------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30,                  2000         1999     CHANGE
 ---------------------------------------------------------------------------------------
 Revenue . . . . . . . . . . . . . . . . . . . . . .$3,291,323   $3,431,482    $(140,159)
 Cost of Sales . . . . . . . . . . . . . . . . . . . 1,597,192    1,697,969     (100,777)
 ---------------------------------------------------------------------------------------
 Gross Margin. . . . . . . . . . . . . . . . . . . . 1,694,131    1,733,513      (39,382)

 Operations & Maintenance. . . . . . . . . . . . . . 1,172,944    1,124,079       48,865
 Depreciation & Amortization. . . . . . . . . . . . . . 67,440       71,100       (3,660)
 Other Taxes . . . . . . . . . . . . . . . . . . . . . 110,730      118,098       (7,368)
 ---------------------------------------------------------------------------------------
 Total Operating Expenses. . . . . . . . . . . . . . 1,351,114    1,313,277       37,837
 ---------------------------------------------------------------------------------------
 Pre-tax Operating Income . . . . . . . . . . . . . $  343,017   $  420,236    $ (77,219)
 =======================================================================================

The decline in pre-tax operating income was primarily the result of a decrease in revenue due to many companies curtailing their information technology ("IT") expenditures after implementing their Year 2000 contingency plans. The Company is experiencing growth in its web-related services; however, it has not been sufficient to offset the decline in traditional IT services. The Company expects the traditional service revenues to remain depressed for the remainder of the year.

OPERATING  INCOME  TAXES
The Company's income tax benefit is higher due to the increase in the Company's seasonal operating loss.

NON-OPERATING  INCOME
During the third quarter of 2000, the Company recognized a one-time gain of $116,000 on the sale of Company-owned property.

INTEREST  EXPENSE
The Company's interest expense increased due to a $10.0 million average increase in short-term borrowing combined with a rise in interest rates.

RESULTS  OF  OPERATIONS  FOR  THE  NINE  MONTHS  ENDED  SEPTEMBER  30,  2000

CONSOLIDATED  OVERVIEW
The Company recognized net income of $4.9 million $0.94 per share for the first nine months of 2000. As indicated in the following table, the increase in income is primarily due to a greater contribution of pre-tax operating income by the natural gas business segment and the growth in the Company's water unit included in other. These gains were offset by lower pre-tax operating income for the advanced information services and propane business segment and higher interest expense.


 ---------------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30,                   2000         1999       CHANGE
 ---------------------------------------------------------------------------------------
 Pre-tax Operating Income
   Natural Gas Distribution & Transmission. . . . . $8,582,296   $7,334,755   $1,247,541
   Propane Gas Distribution & Marketing. . . . . . . 1,144,287    1,518,725     (374,438)
   Advanced Information Services . . . . . . . . . . . 318,050    1,101,836     (783,786)
   Other & Eliminations. . . . . . . . . . . . . . . . 661,672      309,971      351,701
 ---------------------------------------------------------------------------------------
 Pre-tax Operating Income . . . . . . . . . . . . . 10,706,305   10,265,287      441,018

 Operating Income Taxes. . . . . . . . . . . . . . . 2,874,304    2,942,592      (68,288)
 Interest. . . . . . . . . . . . . . . . . . . . . . 3,126,921    2,501,168      625,753
 Non-Operating Income, net . . . . . . . . . . . . . . 239,226      132,578      106,648
 ---------------------------------------------------------------------------------------
 Net Income. . . . . . . . . . . . . . . . . . . . $ 4,944,306  $ 4,954,105  $    (9,799)
 =======================================================================================

NATURAL  GAS  DISTRIBUTION  AND  TRANSMISSION
The natural gas distribution and transmission segment reported pre-tax operating income of $8.6 million for the first nine months of 2000 as compared to $7.3 million for the corresponding period last year an increase of $1.2 million. The increase in pre-tax operating income is due to an increase in gross margin somewhat offset by higher operating expenses.



 ---------------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30,                   2000         1999       CHANGE
 ---------------------------------------------------------------------------------------
 Revenue . . . . . . . . . . . . . . . . . . . . . $68,698,849  $54,449,644  $14,249,205
 Cost of Gas. . . . . . . . . . . . . . . . . . . . 42,303,808   30,435,875   11,867,933
 ---------------------------------------------------------------------------------------
 Gross Margin . . . . . . . . . . . . . . . . . . . 26,395,041   24,013,769    2,381,272

 Operations & Maintenance . . . . . . . . . . . . . 12,017,255   11,220,373      796,882
 Depreciation & Amortization . . . . . . . . . . . . 3,954,809    3,612,309      342,500
 Other Taxes . . . . . . . . . . . . . . . . . . . . 1,840,681    1,846,332       (5,651)
 ---------------------------------------------------------------------------------------
 Total Operating Expenses . . . . . . . . . . . . . 17,812,745   16,679,014    1,133,731
 ---------------------------------------------------------------------------------------
 Pre-tax Operating Income . . . . . . . . . . . . . $8,582,296   $7,334,755   $1,247,541
 =======================================================================================

Gross margin increased due to a 4.6 percent increase in customer base, a greater level of transportation services provided and the implementation of a weather normalization mechanism in the Company's Delaware division. The growth in customer base was primarily residential and commercial customers, which generated a 8.7 percent increase in deliveries. Transportation revenues increased due to new services provided by the pipeline system expansion, which occurred during the second half of last year. In 1999, the Company requested and received approval from the Delaware Public Service Commission to adjust its interruptible margin sharing mechanism in order to address the level of recovery of fixed distribution costs from residential and small commercial heating customers. With this in place, the Company increased the margin sharing thresholds for the weather normalization mechanism during the first quarter of 2000, resulting in an increase in gross margin of $418,000. Operating expenses were higher due to depreciation on capital additions during the past year, compensation, information systems and expenses for marketing programs that are designed to build customer growth.

PROPANE  GAS  DISTRIBUTION  AND  MARKETING
For the first nine months of 2000, the propane segment contributed pre-tax operating income of $1.1 million as compared to $1.5 million for the same period last year. The decrease is the result of an increase in operating expenses partially offset by an increase in gross margin.


 ---------------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30,                   2000         1999       CHANGE
 ---------------------------------------------------------------------------------------
 Revenue. . . . . . . . . . . . . . . . . . . . . $141,194,544  $93,190,083  $48,004,461
 Cost of Sales . . . . . . . . . . . . . . . . . . 129,294,663   82,540,447   46,754,216
 ---------------------------------------------------------------------------------------
 Gross Margin . . . . . . . . . . . . . . . . . . . 11,899,881   10,649,636    1,250,245

 Operations & Maintenance. . . . . . . . . . . . . . 9,614,767    8,137,317    1,477,450
 Depreciation & Amortization . . . . . . . . . . . . . 959,218      830,594      128,624
 Other Taxes . . . . . . . . . . . . . . . . . . . . . 181,609      163,000       18,609
 ---------------------------------------------------------------------------------------
 Total Operating Expenses . . . . . . . . . . . . . 10,755,594    9,130,911    1,624,683
 ---------------------------------------------------------------------------------------
 Pre-tax Operating Income . . . . . . . . . . . . $  1,144,287  $ 1,518,725  $  (374,438)
 =======================================================================================

The increase in gross margin is due primarily to a $1.4 million increase in marketing margins partially offset by a 4.5 percent reduction on margins earned on distribution sales. Temperatures for the first nine months of 2000 were 5 percent cooler than the same period in 1999. However, distribution deliveries for the first nine months of 2000 were 2.7 percent lower primarily due to reduced consumption by agricultural customers. The decline in distribution margin earned was the result of higher priced supply costs, which could not be completely passed on to customers via price increases. Operating expenses were higher due to compensation, information systems and marketing programs that the Company implemented to build customer growth. Also contributing to the increased level of operating expenses are costs related to a start-up propane operation in the state of Florida, which began operations during the second quarter of 2000.

ADVANCED  INFORMATION  SERVICES
The advanced information services segment recognized a pre-tax operating income of $318,000 for the first nine months of 2000 as compared to a pre-tax operating income of $1.1 million for the period last year. The decrease in contribution from this segment is directly related to revenues not meeting expectations.


 ---------------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30,                   2000         1999       CHANGE
 ---------------------------------------------------------------------------------------
 Revenue . . . . . . . . . . . . . . . . . . . . . .$9,653,927  $10,013,631   $(359,704)
 Cost of Sales . . . . . . . . . . . . . . . . . . . 5,179,405    4,983,552     195,853
 ---------------------------------------------------------------------------------------
 Gross Margin. . . . . . . . . . . . . . . . . . . . 4,474,522    5,030,079    (555,557)

 Operations & Maintenance. . . . . . . . . . . . . . 3,526,726    3,339,361     187,365
 Depreciation & Amortization . . . . . . . . . . . . . 214,881      196,026      18,855
 Other Taxes . . . . . . . . . . . . . . . . . . . . . 414,865      392,856      22,009
 ---------------------------------------------------------------------------------------
 Total Operating Expenses. . . . . . . . . . . . . . 4,156,472    3,928,243     228,229
 ---------------------------------------------------------------------------------------
 Pre-tax Operating Income . . . . . . . . . . . . . $  318,050  $ 1,101,836   $(783,786)
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

NON-OPERATING  INCOME
During the 2000, the Company recognized a one-time gain of $116,000 on the sale of Company-owned property.

INTEREST  EXPENSE
The Company's interest expense increased due to a $10.0 million average increase in short-term borrowing combined with a rise in interest rates.

ENVIRONMENTAL  MATTERS
The Company continues to work with federal and state environmental agencies to assess the environmental impact and explore or implement corrective action at several former gas manufacturing plant sites (see Note 3 to the Consolidated Financial Statements). The Company believes that any current or future costs that have not been recovered through insurance proceeds or rates at this time will be recoverable in future rates.


FINANCIAL  POSITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's capital requirements reflect the capital-intensive nature of its business and are attributable principally to its construction program and the retirement of its outstanding debt. The Company relies on funds provided by operations and short-term borrowing to meet normal working capital requirements and temporarily finance capital expenditures. The Company's net cash provided by operating activities, used by investing activities and used by financing activities for the nine months ended September 30, 2000 were approximately $9.0 million, $13.6 million and $5.8 million, respectively. Due to the seasonal nature of the Company's business, there are substantial variations in the results of operations reported on a quarterly basis.

The Company has three unsecured lines of credit totaling $51 million. The Board of Directors has authorized the Company to borrow up to $45 million under these lines of credit. Funds provided from these lines of credit are used for short-term cash needs to meet seasonal working capital requirements and to fund portions of its capital expenditures. The outstanding balances of short-term borrowing at September 30, 2000 and December 31, 1999 were $34 and $23 million, respectively. The Company expects to issue long-term debt in the near future to pay off a portion of its short-term borrowing.

During the nine months ended September 30, 2000 and September 30, 1999, net property, plant and equipment expenditures were approximately $13.6 million and $14.1 million, respectively. Chesapeake has budgeted $21.9 million for capital expenditures during 2000. This amount includes $15.8 million for natural gas distribution and transmission; $3.8 million for propane distribution and marketing; $400,000 for advanced information services; and $1.9 million for general plant. The natural gas expenditures are for expansion and improvement of facilities in existing service territories and improvement and expansion of the pipeline system, specifically, to provide service to customers in the City of Milford, Delaware. The propane expenditures are to support customer growth and the replacement of older equipment. The advanced information services expenditures are for computer hardware, software and related equipment to support revenue growth and increased staffing. General expenditures are for building improvements, computer software and hardware. During the second quarter of 2000, the Company entered into a Joint Electric Generation Agreement with the City of Seaford, Delaware. Under the agreement the Company would lease three electric generating units to the City of Seaford in 2001. The cost to purchase and install the units is estimated at $8 to $9 million. Financing for the 2000 construction program, including the Seaford project, is expected to be provided from short-term borrowing, cash from operations and the expected issuance of long-term debt. The construction program is subject to continuous review and modification. Actual construction expenditures may vary from the above estimates due to a number of factors including inflation, changing economic conditions, regulation, sales growth and the cost and availability of capital.

Chesapeake has budgeted $1.0 million for environmental related expenditures during 2000 and expects to incur additional expenditures in future years (see
Note 3 to the Consolidated Financial Statements), a portion of which may need to be financed through external sources. Management does not expect such financing to have a material adverse effect on the financial position or capital resources of the Company.

The Company is continually evaluating new business opportunities and acquisitions, some of which may require the Company to obtain financing. The Company has entered into an agreement with an investment banker to assist in identifying acquisition candidates. Under the agreement, the Company issued warrants to the investment banker to purchase 15,000 shares of the Company's common stock, which are exercisable during the next seven years at a price of $18.00 per share. In addition to cash compensation payable in connection with a successful transaction, the agreement also provides for the issuance of additional warrants to the investment banker based on performance.

As of September 30, 2000, common equity represented 66.6 percent of permanent capitalization, compared to 64.0 percent as of December 31, 1999. Including short-term borrowing, the equity capitalization would have been 48.8 percent and
51.4 percent. The Company remains committed to maintaining a sound capital structure and strong credit ratings in order to provide the financial flexibility needed to access the capital markets when required. This commitment, along with adequate and timely rate relief for the Company's regulated operations, is designed to ensure that the Company will be able to attract capital from outside sources at a reasonable cost.

OTHER  MATTERS

CAUTIONARY  STATEMENT
Chesapeake has made statements in this report that are considered to be forward-looking statements. These statements are not matters of historical fact. Sometimes they contain words such as "believes," "expects," "intends," "plans," "will," or "may," and other similar words. These statements relate to such topics as customer growth, future revenues, margins or profits, future capital expenditures, regulatory approvals, market risk associated with the Company's propane marketing operation, the competitive position of the Company, rate recovery of environmental clean-up costs and other matters. It is important to understand that these forward-looking statements are not guarantees, but are subject to certain risks and uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, among other things:

- the seasonality and temperature sensitivity of the natural gas and propane gas businesses;
-     the  wholesale  price  of  propane  and  market movements in these prices;
-     the  effects  of competition on both unregulated and regulated businesses;
- the ability of the Company's existing, new and planned facilities to generate expected revenues;
- the Company's ability to obtain the rate relief requested from utility regulators and the timing of that rate relief;
-     the effect of changes in federal, state or local legislative requirements;
- the ability of the Company's marketing programs to generate expected customer growth; and
- the ability of the Advanced Information Services segment to maintain and/or generate future revenue growth.

RECENT  ACCOUNTING  PRONOUNCEMENTS
Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement, originally effective for all fiscal quarters of fiscal years beginning after June 15, 1999 has been deferred by the FASB under FAS No. 137 and is now effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued FAS No. 138, which amends the accounting and reporting standards of FAS No. 133. The Company believes that adoption of this statement will not have a material impact on the Company's financial position or results of operations.

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Market risk represents the potential loss arising from adverse changes in market rates and prices. The Company's long-term debt consists of first mortgage bonds, senior notes and convertible debentures. All of Chesapeake's long-term debt is fixed rate debt and was not entered into for trading purposes. The carrying value of Chesapeake's long-term debt at September 30, 2000 was $35.0 million. The fair value was $34.7 million, based mainly on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The Company is exposed to changes in interest rates as a result of financing through its issuance of fixed rate long-term debt. The Company evaluates whether to refinance existing debt or permanently finance existing short-term borrowing based on the fluctuation in interest rates.

At September 30, 2000, the wholesale propane marketing operation was a party to natural gas liquids ("NGL") forward contracts, primarily propane contracts, with various third parties. These contracts require that the wholesale propane marketing operation purchase or sell NGL at a fixed price at fixed future dates. At expiration, the contracts are settled by the delivery of NGL to the respective party. The wholesale propane marketing operation also enters into futures contracts that are traded on the New York Mercantile Exchange. In certain cases, the futures contracts are settled by the payment of a net amount equal to the difference between the current market price of the futures contract and the original contract price.

The forward and futures contracts are entered into for trading and wholesale marketing purposes. The wholesale propane marketing operation is subject to commodity price risk on their open positions to the extent that NGL market prices deviate from fixed contract settlement prices. Market risks associated with the trading of futures and forward contracts are monitored daily for compliance with Chesapeake's Risk Management Policy, which includes volumetric limits for open positions. In order to manage exposures to changing market prices, open positions are marked to market and reviewed by oversight officials on a daily basis. Additionally, the Risk Management Committee reviews periodic reports on market and credit risk, approves any exceptions to the Risk Management Policy (within the limits established by the Board of Directors) and authorizes the use of any new types of contracts. Listed below is quantitative information on the forward and futures contracts at September 30, 2000. All of the contracts mature by March 31, 2001.



 -------------------------------------------------------------------------------
                                QUANTITY        ESTIMATED       WEIGHTED AVERAGE
AT SEPTEMBER 30, 2000          IN GALLONS     MARKET PRICES     CONTRACT PRICES
 -------------------------------------------------------------------------------
 FORWARD CONTRACTS
 Sale. . . . . . . . . . . . . 49,875,000     $0.5775 $0.6625       $0.6318
 Purchase. . . . . . . . . . . 46,019,400     $0.5775 $0.6625       $0.6269

 FUTURES CONTRACTS
 Sale . . . . . . . . . . . . . 1,302,000     $0.6325 $0.6350       $0.6352
 Purchase . . . . . . . . . . . 1,680,000     $0.6150 $0.6375       $0.6284
 -------------------------------------------------------------------------------

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


Chesapeake  Utilities  Corporation



/s/  Michael  P.  McMasters
---------------------------------
Michael  P.  McMasters
Vice  President,  Treasurer  and  Chief  Financial  Officer


Date:  November  14,  2000