Form 10-Q
period 2001-03-31
CHESAPEAKE UTILITIES CORP
filed 2001-05-15
CIK 19745

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -------------------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2001
                                                 --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______


                        COMMISSION FILE NUMBER: 001-11590


                        CHESAPEAKE UTILITIES CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)


                      DELAWARE                             51-0064146
                 ------------------                     ----------------
           (State or other jurisdiction of              (I.R.S. Employer
           incorporation or organization)              Identification No.)


                909 SILVER LAKE BOULEVARD, DOVER, DELAWARE 19904
                -------------------------------------------------
          (Address of principal executive offices, including Zip Code)


                                 (302) 734-6799
                                 --------------
              (Registrant's Telephone Number, including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Common Stock, par value $.4867 -- 5,329,437 shares issued as of March 31, 2001.

                                TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION...................................................................................1


   ITEM 1.   FINANCIAL STATEMENTS.................................................................................1

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...................................................................5

        1.   Quarterly Financial Data.............................................................................5
        2.   Calculation of Earnings Per Share....................................................................5
        3.   Commitments and Contingencies........................................................................5
        4.   Reclassification of Amounts for Prior Years..........................................................7
        5.   Recent Authoritative Pronouncements on Financial Reporting and Accounting............................7

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS......................................................................................7

     FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES..........................................................7

     RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2001...................................................9

        Consolidated Overview.....................................................................................9
        Natural Gas Distribution and Transmission.................................................................9
        Propane Gas Distribution and Marketing...................................................................10
        Advanced Information Services............................................................................10
        Operating Income Taxes...................................................................................10
        Interest Expense.........................................................................................11
        Environmental Matters....................................................................................11

     OTHER MATTERS...............................................................................................11

        Regulatory Matters.......................................................................................11
        Competition..............................................................................................11
        Inflation................................................................................................12
        Cautionary Statement.....................................................................................12

   ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................................12

PART II -- OTHER INFORMATION.....................................................................................14


SIGNATURES.......................................................................................................15

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

------------------------------------------------------------------------------------------------------

 FOR THE THREE MONTHS ENDED MARCH 31,                                     2001               2000
------------------------------------------------------------------------------------------------------
 OPERATING REVENUES                                                  $ 134,039,485       $ 98,509,179
 COST OF SALES                                                         110,987,728         77,040,624
------------------------------------------------------------------------------------------------------
 GROSS MARGIN                                                           23,051,757         21,468,555
------------------------------------------------------------------------------------------------------
 OPERATING EXPENSES
   Operations                                                            9,264,770          8,108,555
   Maintenance                                                             495,036            403,293
   Depreciation and amortization                                         2,098,623          1,861,728
   Other taxes                                                           1,157,590          1,028,285
   Income taxes                                                          3,369,407          3,425,968
------------------------------------------------------------------------------------------------------
 Total operating expenses                                               16,385,426         14,827,829
------------------------------------------------------------------------------------------------------
 OPERATING INCOME                                                        6,666,331          6,640,726

 OTHER INCOME, NET                                                         134,872             26,883
------------------------------------------------------------------------------------------------------
 INCOME BEFORE INTEREST CHARGES                                          6,801,203          6,667,609

 INTEREST CHARGES                                                        1,435,734            998,143
------------------------------------------------------------------------------------------------------
 NET INCOME                                                          $   5,365,469       $  5,669,466
======================================================================================================

 EARNINGS PER SHARE OF COMMON STOCK:
   BASIC                                                                 $    1.01            $  1.09
------------------------------------------------------------------------------------------------------
   DILUTED                                                               $    0.98            $  1.05
------------------------------------------------------------------------------------------------------



   The accompanying notes are an integral part of these financial statements.

 CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS (UNAUDITED)

------------------------------------------------------------------------------------------------------
                                                                       MARCH 31,        DECEMBER 31,
 ASSETS                                                                  2001               2000
------------------------------------------------------------------------------------------------------
 PROPERTY, PLANT AND EQUIPMENT
   Natural gas distribution and transmission                         $ 152,593,230      $ 149,121,319
   Propane gas distribution and marketing                               31,922,072         31,630,208
   Advanced information services                                         1,844,277          1,699,968
   Other plant                                                          10,770,086         10,488,581
------------------------------------------------------------------------------------------------------
 Total property, plant and equipment                                   197,129,665        192,940,076
 Less:  Accumulated depreciation and amortization                      (63,405,179)       (61,473,757)
------------------------------------------------------------------------------------------------------
 Net property, plant and equipment                                     133,724,486        131,466,319
------------------------------------------------------------------------------------------------------

 INVESTMENTS                                                               616,026            616,293
------------------------------------------------------------------------------------------------------

 CURRENT ASSETS
   Cash and cash equivalents                                             3,012,580          4,606,316
   Accounts receivable, less allowance for uncollectibles               29,051,719         38,046,582
   Materials and supplies, at average cost                               1,335,406          1,566,126
   Merchandise inventory, at average cost                                1,519,878          1,234,072
   Propane inventory, at average cost                                    2,172,442          4,379,599
   Storage gas prepayments                                                 264,210          3,500,323
   Underrecovered purchased gas costs                                    6,524,717          5,388,725
   Income taxes receivable                                                       -          1,159,761
   Prepaid expenses and other current assets                             2,034,495          2,015,274
------------------------------------------------------------------------------------------------------
 Total current assets                                                   45,915,447         61,896,778
------------------------------------------------------------------------------------------------------

 DEFERRED CHARGES AND OTHER ASSETS
   Environmental regulatory assets                                       2,872,945          2,910,000
   Environmental expenditures                                            3,513,217          3,626,475
   Underrecovered purchased gas costs                                    2,247,338          1,959,562
   Other deferred charges and intangible assets                          8,266,158          8,224,076
------------------------------------------------------------------------------------------------------
 Total deferred charges and other assets                                16,899,658         16,720,113
------------------------------------------------------------------------------------------------------




 TOTAL ASSETS                                                        $ 197,155,617      $ 210,699,503
======================================================================================================

   The accompanying notes are an integral part of these financial statements.

------------------------------------------------------------------------------------------------------
                                                                        MARCH 31,        DECEMBER 31,
 CAPITALIZATION AND LIABILITIES                                           2001               2000
------------------------------------------------------------------------------------------------------
 CAPITALIZATION
  Stockholders' equity
     Common Stock, par value $.4867 per share;
     (authorized 12,000,000 shares; issued 5,329,437
     and 5,297,443 shares, respectively)                             $   2,589,856      $   2,577,992
     Additional paid-in capital                                         28,109,126         27,672,005
     Retained earnings                                                  37,648,268         33,721,747
------------------------------------------------------------------------------------------------------
 Total stockholders' equity                                             68,347,250         63,971,744

  Long-term debt, net of current maturities                             49,903,818         50,920,818
------------------------------------------------------------------------------------------------------
 Total capitalization                                                  118,251,068        114,892,562
------------------------------------------------------------------------------------------------------

 CURRENT LIABILITIES
   Current portion of long-term debt                                     2,665,091          2,665,091
   Short-term borrowing                                                 21,500,000         25,400,000
   Accounts payable                                                     17,525,956         33,654,718
   Refunds payable to customers                                            772,344          1,015,128
   Income taxes payable                                                  2,263,653                  -
   Accrued interest                                                        948,393            595,175
   Dividends payable                                                     1,583,637          1,429,945
   Deferred income taxes payable                                           985,349            985,349
   Other accrued liabilities                                             6,171,515          5,674,419
------------------------------------------------------------------------------------------------------
 Total current liabilities                                              54,415,938         71,419,825
------------------------------------------------------------------------------------------------------

 DEFERRED CREDITS AND OTHER LIABILITIES
   Deferred income taxes                                                15,086,951         15,086,951
   Deferred investment tax credits                                         648,906            657,172
   Environmental liability                                               2,872,945          2,910,000
   Accrued pension costs                                                 1,670,134          1,625,128
   Other liabilities                                                     4,209,675          4,107,865
------------------------------------------------------------------------------------------------------
 Total deferred credits and other liabilities                           24,488,611         24,387,116
------------------------------------------------------------------------------------------------------


 TOTAL CAPITALIZATION AND LIABILITIES                                $ 197,155,617      $ 210,699,503
======================================================================================================

   The accompanying notes are an integral part of these financial statements.

 CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

-------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED MARCH 31,                               2001           2000
-------------------------------------------------------------------------------------------
 OPERATING ACTIVITIES
   Net Income                                                  $ 5,365,469     $ 5,669,466
   Adjustments to reconcile net income to net operating cash:
     Depreciation and amortization                               2,553,745       2,316,267
     Deferred income taxes, net                                        267          60,765
     Investment tax credit adjustments                              (8,266)         (7,484)
     Mark-to-market adjustments                                    919,460          87,380
     Other, net                                                    146,817         272,186
   Changes in assets and liabilities:
     Accounts receivable, net                                    8,075,403        (293,727)
     Inventory, materials, supplies and storage gas              5,388,184       2,158,621
     Other current assets                                          (19,219)        361,926
     Other deferred charges                                       (175,138)       (142,836)
     Accounts payable, net                                     (16,128,763)     (1,102,598)
     Refunds payable to customers                                 (242,784)       (115,276)
     (Under) Overrecovered purchased gas costs                  (1,423,768)        738,464
     Other current liabilities                                   4,378,745       3,505,316
-------------------------------------------------------------------------------------------
 Net cash provided by operating activities                       8,830,152      13,508,470
-------------------------------------------------------------------------------------------

 INVESTING ACTIVITIES
   Property, plant and equipment expenditures, net              (4,565,599)     (3,586,052)
-------------------------------------------------------------------------------------------
 Net cash used by investing activities                          (4,565,599)     (3,586,052)
-------------------------------------------------------------------------------------------

 FINANCING ACTIVITIES
   Common stock dividends, net of amounts reinvested            (1,285,256)     (1,226,574)
   Issuance of stock:
     Dividend Reinvestment Plan optional cash                       50,839          40,106
     Retirement Savings Plan                                       280,169         206,725
   Net repayment under line of credit agreements                (3,900,000)     (9,000,000)
   Repayment of long-term debt                                  (1,004,041)     (1,000,028)
-------------------------------------------------------------------------------------------
 Net cash used by financing activities                          (5,858,289)    (10,979,771)
-------------------------------------------------------------------------------------------

 NET DECREASE IN CASH AND CASH EQUIVALENTS                      (1,593,736)     (1,057,353)
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                4,606,316       2,357,173
-------------------------------------------------------------------------------------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 3,012,580     $ 1,299,820
===========================================================================================

   The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      QUARTERLY FINANCIAL DATA
        The financial information for Chesapeake Utilities Corporation (the "Company") included herein is unaudited and should be read in conjunction with the Company's Annual Report on Form 10-K. In the opinion of management, this financial information reflects only normal recurring adjustments, which are necessary for a fair presentation of the Company's interim results. Due to the seasonal nature of the Company's business, there are substantial variations in the results of operations reported on a quarterly basis and, accordingly, results for any particular quarter may not give a true indication of results for the year. Certain amounts in 2000 have been reclassified to conform to the presentation for the current year.

2.      CALCULATION OF EARNINGS PER SHARE

---------------------------------------------------------------------------------------------
 FOR THE THREE MONTHS ENDED MARCH 31,                                 2001           2000
---------------------------------------------------------------------------------------------
 CALCULATION OF BASIC EARNINGS PER SHARE:
   Net Income                                                     $ 5,365,469    $ 5,669,466
   Weighted Average Shares Outstanding                              5,317,760      5,206,266
---------------------------------------------------------------------------------------------
 BASIC EARNINGS PER SHARE                                              $ 1.01         $ 1.09
=============================================================================================
 CALCULATION OF DILUTED EARNINGS PER SHARE:
 RECONCILIATION OF NUMERATOR:
   Net Income-- Basic                                             $ 5,365,469    $ 5,669,466
   Effect of 8.25% Convertible debentures                              42,821         45,367
---------------------------------------------------------------------------------------------
 Adjusted numerator-- Diluted                                     $ 5,408,290    $ 5,714,833
---------------------------------------------------------------------------------------------
 RECONCILIATION OF DENOMINATOR:
   Weighted Shares Outstanding-- Basic                              5,317,760      5,206,266
   Effect of Dilutive Securities
     Stock options                                                     12,782         11,880
     8.25% Convertible debentures                                     203,395        213,122
---------------------------------------------------------------------------------------------
 Adjusted denominator-- Diluted                                     5,533,937      5,431,268
---------------------------------------------------------------------------------------------
 DILUTED EARNINGS PER SHARE                                             $0.98          $1.05
---------------------------------------------------------------------------------------------

3.      COMMITMENTS AND CONTINGENCIES

        ENVIRONMENTAL MATTERS
        The Company is continuing to participate in the investigation, assessment and remediation of environmental contamination of three former gas manufacturing plant sites located in different jurisdictions, including consideration of alternative courses of action with respect to removal of environmental contaminants. In May 2001, the parties signed a settlement term sheet reflecting the agreement in principle reached between Chesapeake, General Public Utilities Corporation, Inc. ("GPU"), the State of Delaware and the United States Environmental Protection Agency ("EPA") to settle a lawsuit with respect to the Dover Gas Light site. The parties to the agreement are in the process of documenting the final agreement. The agreement will then be published for public comment and submitted to a federal judge for approval.

        At March 31, 2001, the Company had accrued $2.1 million of costs associated with the remediation of the Dover site and an associated regulatory asset for the same amount. Of that amount, $1.5 million was for estimated ground-water remediation and $600,000 was for remaining soil remediation. The $1.5 million represented the low end of the ground-water remediation estimates prepared by an independent consultant and was used because the Company could not, at that time, predict the remedy the EPA might require.

        If the agreement in principle receives final approval, Chesapeake will:

                - Design and construct a parking lot on the site and dismantle the soil vapor extraction system that had been erected at the site.

                - Receive a net payment of $1.15 million from other parties to the agreement. These proceeds will be passed on to Chesapeake's firm customers, in accordance with the environmental rate rider.

                - Receive a release from liability and covenant not to sue from the EPA and the State of Delaware. This will relieve Chesapeake from liability for future remediation at the site, unless previously unknown conditions are discovered at the site, or information previously unknown to EPA is received that indicates the remedial action is not sufficiently protective, related to the prior manufactured gas plant. This provision is standard, and is required by the United States in all liability settlements.

        Upon receiving approval of the final agreement, Chesapeake will reduce both the accrued environmental liability and the associated environmental regulatory asset to the amount required to complete its obligations (primarily the design and construction of the parking lot). Those costs are estimated at $600,000.

        In cooperation with the Maryland Department of the Environment ("MDE"), the Company is engaged in remediation procedures at the Salisbury Town Gas Light site. However, these procedures are currently suspended awaiting approval from the MDE to permanently shut them down. The Company reduced the accrual for the costs associated with remediation procedures at this site to $138,000 from the $175,000 that was accrued as of December 31, 2000. This revised amount is based on current estimates of the costs of continuing the remediation procedures for the next two years and shutting down the process in 2002. The corresponding regulatory asset that was recorded based on management's belief that costs incurred will be recoverable in base rates, was also reduced.

        The Winter Haven Coal Gas site is located in the state of Florida. In January 2001 the Company filed a remedial action plan ("RAP") with the Florida Department of the Environment ("FDEP"). The RAP included an estimate of $635,000 of costs to complete remediation procedures at a portion of the site. Accordingly, the Company has recorded a liability of $635,000 and a corresponding regulatory asset at March 31, 2001. Once the FDEP approves the RAP, the Company will begin the implementation of its remediation plan.

        Most of the costs associated with the remediation of environmental contamination caused by natural gas distribution or transmission are recoverable by the Company through its base rates. Management believes that any unrecovered costs incurred to date, as well as costs to be incurred in the future, relating to remediation of contamination of these sites will be recoverable through future rates, or from other responsible parties.

        OTHER COMMITMENTS AND CONTINGENCIES
        The Company has made contractual commitments of varying terms for daily entitlements of natural gas from various suppliers. In 2000, the Company entered into a long-term contract with an energy marketing and risk management company for management of its natural gas transportation and storage capacity.

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

        Certain assets and liabilities of the Company are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 71, which among other matters, provides standards for regulated enterprises for the deferral of costs that will be recovered through future rate increases. If the Company were required to terminate the application of these standards to its regulated operations, all such deferred amounts would be recognized in the income statement at that time. This would result in a charge to earnings, net of applicable income taxes, which could be material.

4.      RECLASSIFICATION OF AMOUNTS FOR PRIOR YEARS
        Certain amounts and balances reported in prior years have been reclassified in the financial statements included in this report to conform to the presentation for the current period.

5.      RECENT AUTHORITATIVE PRONOUNCEMENTS ON FINANCIAL REPORTING AND
        ACCOUNTING
        The Financial Accounting Standards Board ("FASB") issued SFAS No. 133 in 1998, establishing accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June of 2000, SFAS No. 138, amending certain provisions of SFAS No. 133 was issued by the FASB. The Company adopted these new standards in the current quarter, as required. The adoption of these new standards did not have a material impact on the Company's financial position or results of operations.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS DESCRIPTION
Chesapeake Utilities Corporation (the "Company") is a diversified utility company engaged in natural gas distribution and transmission, propane distribution and marketing, advanced information services and other related businesses.

The Company's strategy is to grow earnings from a stable utility foundation by investing in related businesses and services that provide opportunities for higher, unregulated returns. This growth strategy includes acquisitions and investments in unregulated businesses as well as the continued investment and expansion of the Company's utility operations that provide the stable base of earnings. The Company continually reevaluates its investments to ensure that they are consistent with its strategy and the goal of enhancing shareholder value. The Company's unregulated businesses and services currently include propane distribution and marketing, water conditioning and treatment, and advanced information services. By investing in these related business and services, Chesapeake has created opportunities to earn higher returns than a traditional utility. The reinvestment of these higher returns has increased the Company's earnings and will contribute to future earnings growth.


FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements reflect the capital-intensive nature of its business and are principally attributable to the construction program and the retirement of outstanding debt. The Company relies on cash generated by operations and short-term borrowing to meet normal working capital requirements and to temporarily finance capital expenditures. During the first three months of 2001, net cash provided by operating activities, net cash used by investing activities and net cash used by financing activities were approximately

$8.8 million, $4.6 million and $5.9 million, respectively. Cash provided by operations was down $4.7 million in the current quarter compared to the first quarter of 2000 reflecting the use of funds to reduce the outstanding payables balance. Based upon anticipated cash requirements in 2001, the Company may fund its capital expenditures and refinance short-term borrowings through the issuance of long-term debt. The timing of the issuance of any long-term debt is dependent upon a number of considerations, including the nature of the securities to be issued, and existing economic and financial market conditions.

The Board of Directors has authorized the Company to borrow up to $45 million from various banks and trust companies. As of March 31, 2001, the Company had four unsecured bank lines of credit with two financial institutions, totaling $60 million. Two of the lines of credit are fully committed. Short-term debt outstanding at March 31, 2001 and December 31, 2000 was $21.5 million and $25.4 million, respectively. In the first quarter, cash provided by operations and cash on hand was adequate to fund capital expenditures and the reduction in short-term debt outstanding. As of March 31, 2001, the Company had deferred $8.8 million, up $1.4 million since December 31, 2000, of natural gas costs in excess of the cost of gas presently included in its base rates. Management expects to recover these deferred costs through the gas cost recovery mechanism in each of the jurisdictions that regulate the Company's natural gas businesses.

During the three-month periods ended March 31, 2001 and 2000, capital expenditures were approximately $4.6 million and $3.6 million, respectively. The Company has budgeted $31.5 million for capital expenditures during 2001. This amount includes $25.8 million for natural gas distribution and transmission; $2.5 million for propane distribution and marketing; $495,000 for advanced information services; and $2.7 million for general plant. The natural gas expenditures are for expansion and improvement of facilities, for the improvement and expansion of the pipeline system to better serve existing customers and to extend service to customers in the City of Milford, Delaware. The propane expenditures are to support customer growth and for the replacement of older equipment. The advanced information services expenditures are for computer hardware, software and related equipment. Expenditures for general plant include building improvements, and computer software and hardware. Management expects to finance the 2001 construction program from short-term borrowing, cash from operations and the issuance of long-term debt, if conditions warrant. The construction program is subject to continual review and modification. Actual capital expenditures may differ from these estimates due to a number of factors including acquisition opportunities, changing economic conditions, customer growth in existing markets, regulation and new growth opportunities.

The Company has budgeted $1.9 million for capital expenditures in 2001 related to environmental remediation projects, and expects to make additional expenditures in future years, a portion of which may need to be financed through external sources. Management does not expect such financing to have a material adverse effect on the financial position or capital resources of the Company (see Note 3 to the Consolidated Financial Statements).

As of March 31, 2001, common equity represented 57.8 percent of permanent capitalization, compared to 55.7 percent as of December 31, 2000. Including both short-term financing and total capitalization, the equity component would have been 48.0 percent and 44.7 percent, respectively. The Company remains committed to maintaining a sound capital structure and strong credit ratings in order to provide the financial flexibility needed to access the capital markets when required. This commitment, along with adequate and timely rate relief for the Company's regulated operations, is intended to ensure that the Company will be able to attract capital from outside sources at a reasonable cost.

Interest for the first three months of 2001 increased approximately $438,000, or 43.8%, over the same period in 2000. The increase was caused by an increase in average short-term borrowing for the quarter of $6.2 million and an increase in the average long-term debt balances of $17.2 million for the quarter. The increase in borrowing was generated primarily by capital spending and by increases in under-recovered gas costs. The Company earns interest on the under-recovered gas costs. The weighted average interest rates for the first quarter of 2001 for both the short-term and long-term debt did not change significantly from the first quarter of 2000.


RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2001

CONSOLIDATED OVERVIEW
The Company recognized net income of $5.4 million -- $1.01 per share -- for the first quarter of 2001, down $304,000, or $0.08 per share, compared to the corresponding period in 2000. As indicated in the following table, the decline in income is primarily attributable to lower profitability of natural gas operations, the increased costs of operating the water business and a substantial increase in interest expense due to higher debt levels.

----------------------------------------------------------------------------------------------
 FOR THE THREE MONTHS ENDED MARCH 31,                  2001           2000          CHANGE
----------------------------------------------------------------------------------------------
 Pre-tax Operating Income (Loss)
   Natural Gas Distribution & Transmission           $ 6,267,995    $ 6,387,419    $ (119,424)
   Propane Gas Distribution & Marketing                3,695,473      3,491,998       203,475
   Advanced Information Services                         103,613         26,254        77,359
   Other & Eliminations                                  (31,343)       161,023      (192,366)
----------------------------------------------------------------------------------------------
 Pre-tax Operating Income                             10,035,738     10,066,694       (30,956)

 Operating Income Taxes                                3,369,407      3,425,968       (56,561)
 Interest                                              1,435,734        998,143       437,591
 Non-Operating Income, net                               134,872         26,883       107,989
----------------------------------------------------------------------------------------------
 Net Income                                          $ 5,365,469    $ 5,669,466    $ (303,997)
==============================================================================================


NATURAL GAS DISTRIBUTION AND TRANSMISSION
The natural gas distribution and transmission segment earned pre-tax operating income of $6.3 million for the first quarter of 2001 compared to $6.4 million for the corresponding period last year -- a decrease of $119,000. The increase in gross margin was more than offset by higher costs and expenses.

----------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED MARCH 31,                   2001           2000          CHANGE
----------------------------------------------------------------------------------------------
 Revenue                                            $ 44,240,049   $ 30,072,568  $ 14,167,481
 Cost of Gas                                          31,633,598     17,868,342    13,765,256
----------------------------------------------------------------------------------------------
 Gross Margin                                         12,606,451     12,204,226       402,225

 Operations & Maintenance                              4,152,517      3,899,928       252,589
 Depreciation & Amortization                           1,479,368      1,322,101       157,267
 Other Taxes                                             706,571        594,778       111,793
----------------------------------------------------------------------------------------------
 Total Operating Expenses                              6,338,456      5,816,807       521,649
----------------------------------------------------------------------------------------------
 Pre-tax Operating Income                            $ 6,267,995    $ 6,387,419    $ (119,424)
==============================================================================================

Gross margin increased due to a 5.2 percent increase in the customer base, cooler temperatures, and a rate increase in Florida, partially offset by the loss of two industrial customers who have shut down their operations. Additionally, margins were somewhat offset by a reduction in the level of interruptible margin sharing earned in 2001 when compared to 2000. This reduction in interruptible shared margins is the result of cooler temperatures in 2001, which significantly reduced the level of shared margin retained by the Company under the Delaware division's weather normalization mechanism. Operations and maintenance expenses increased due to compensation, benefits and the allowance for bad debts. The increase in benefit costs is primarily due to higher medical claims. The Company has increased the reserve for bad debts in 2001 due to the higher energy costs and their anticipated effect on its customers. Depreciation and amortization costs have increased due to the plant additions placed in service in 2000 and early 2001. Other taxes, primarily revenue related taxes, have increased in conjunction with the increase in revenue.

PROPANE GAS DISTRIBUTION AND MARKETING
For the first quarter of 2001, the propane segment contributed pre-tax operating income of $3.7 million compared to $3.5 million for the first quarter of 2000. Gross margin increased $827,000 but operating expenses were up $624,000.

----------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED MARCH 31,                   2001           2000          CHANGE
----------------------------------------------------------------------------------------------
 Revenue                                            $ 84,595,907   $ 63,791,873  $ 20,804,034
 Cost of Sales                                        76,691,822     56,714,813    19,977,009
----------------------------------------------------------------------------------------------
 Gross Margin                                          7,904,085      7,077,060       827,025

 Operations & Maintenance                              3,598,616      3,045,824       552,792
 Depreciation & Amortization                             386,823        343,601        43,222
 Other Taxes                                             223,173        195,637        27,536
----------------------------------------------------------------------------------------------
 Total Operating Expenses                              4,208,612      3,585,062       623,550
----------------------------------------------------------------------------------------------
 Pre-tax Operating Income                            $ 3,695,473    $ 3,491,998     $ 203,475
==============================================================================================

Gross margin was higher for the quarter due to an increase in the margin earned per gallon in 2001 as compared to 2000 coupled with the margin earned by the our propane start-up operations in Florida and a slight rise in our marking margins. Operations and maintenance expenses increased due to compensation, vehicle expenses, benefits, the allowance for bad debts, facility costs and customer service-related initiatives. The vehicle expenses are primarily fuel and maintenance, while the benefit costs are primarily health claims. The Company is increasing the level of allowance for bad debts due to the rise in energy costs and the effect it may have on our future bad debts. Facility and customer service-related initiatives have increased the Company's costs since their implementation in 2000. During the second quarter of 2001, the Company will be implementing changes to specific initiatives to reduce the growth in future costs. The Florida propane start-up operations have contributed $188,000 to the cost increase for the quarter. The start-ups were initiated during the second quarter of 2000 so expenses are expected to be higher for the remaining quarters of 2001 as the operations continue to grow at levels greater than 2000. Depreciation, amortization and property taxes are higher due to capital additions placed in service in 2000.

ADVANCED INFORMATION SERVICES
The advanced information services business earned pre-tax operating income of $104,000 for the first quarter of 2001 compared to $26,000 for the first quarter of last year. The increase is the result of increased revenues offset by increased operating expenses.

----------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED MARCH 31,                   2001           2000          CHANGE
----------------------------------------------------------------------------------------------
 Revenue                                             $ 3,490,786    $ 3,170,067     $ 320,719
 Cost of Sales                                         1,767,615      1,731,239        36,376
----------------------------------------------------------------------------------------------
 Gross Margin                                          1,723,171      1,438,828       284,343

 Operations & Maintenance                              1,398,056      1,171,248       226,808
 Depreciation & Amortization                              62,272         73,038       (10,766)
 Other Taxes                                             159,230        168,288        (9,058)
----------------------------------------------------------------------------------------------
 Total Operating Expenses                              1,619,558      1,412,574       206,984
----------------------------------------------------------------------------------------------
 Pre-tax Operating Income                            $   103,613    $    26,254     $  77,359
==============================================================================================

The increase in revenue was met with very little change in cost of goods sold, thereby increasing gross margin by $284,000, or 20%. The 15% increase in operating expenses is primarily being driven by increased marketing, recruiting, health claims and benefits. Marketing expenses are up due to the launch of the new "BravePoint" name in 2001. Recruiting fees and benefits are up due to the hiring of new employees. Health claims are up company-wide.

OPERATING INCOME TAXES
Operating income taxes were lower due to the decrease in operating income for the current quarter. For 2001, the Company anticipates paying tax at a higher composite income tax rate.

INTEREST EXPENSE
Interest for the first three months of 2001 increased approximately $438,000, or 43.8%, over the same period in 2000. The increase was caused by an increase in average short-term borrowing of $6.2 million and an increase in the average long-term debt balances of $17.2 million. The increase in borrowing was generated primarily by capital spending and increased under-recovered gas costs. The Company earns interest on the under-recovered gas costs. The weighted average interest rates for the first quarter of 2001 for both the short-term and long-term debt did not change significantly from the first quarter of 2000.

ENVIRONMENTAL MATTERS
The Company continues to work with federal and state environmental agencies to assess the environmental impact and explore options for corrective action at three former gas manufacturing plant sites (see Note 3 to the Consolidated Financial Statements). The Company believes that future costs associated with these sites will be recoverable in rates or through sharing arrangements with, or contributions by, other responsible parties.

OTHER MATTERS

REGULATORY MATTERS
The Company's natural gas distribution operations are subject to regulation by the Delaware, Maryland and Florida Public Service Commissions, while the natural gas transmission operation is subject to regulation by the Federal Energy Regulatory Commission.

In January 2000, the Company filed a request for approval of a rate increase with the Florida Public Service Commission and, in November 2000, that Commission issued an order approving a rate increase of $1.25 million effective in December 2000. Also in 2000, two of the Company's large industrial customers in Florida that they would be closing their facilities. Considering these two factors, management estimates that gross margin on gas sales in Florida in 2001 will increase by approximately $449,000 over gross margin earned in 2000.

The Company plans to file for a base rate increase with the Delaware Public Service Commission during the second or third quarter of 2001. Management expects to begin charging higher interim rates, subject to refund, in the second or third quarter of 2001 with permanent rates going into effect subject to approval by the Public Service Commission.

COMPETITION
The Company's natural gas operations compete with other forms of energy such as electricity, oil and propane. The principal competitive factors are price, and to a lesser extent, accessibility. The Company's natural gas distribution operations have several large volume industrial customers that have the capacity to use fuel oil as an alternative to natural gas. When the cost of using fuel oil to provide power for their operations is lower than the cost of natural gas, these "interruptible" customers convert to oil. Oil prices, as well as the prices of electricity and other fuels, are subject to fluctuation for a variety of reasons; therefore, future competitive conditions are not predictable. In order to address this uncertainty, the Company uses flexible pricing arrangements on both the supply and sales side of its business to maximize sales volumes. As a result of the transmission segment's conversion to open access, the segment has shifted from providing bundled sales service to providing transportation and contract storage services.

The Company's natural gas distribution systems in Maryland and Delaware offer transportation services to certain industrial customers. In doing so, the Company is competing with the interstate transmission company, if the customer's facility is located close enough to the transmission company's pipeline to make a connection economically feasible. The customers at risk are usually large volume commercial and industrial customers with the financial resources and capability to bypass the distribution systems in this manner. In certain situations, the Company may adjust services and rates for these customers to retain their business. The Company expects to expand the availability of transportation services to additional classes of distribution customers in the future. The Company's distribution system in Florida also provides transportation services to certain industrial customers, and operates a natural gas brokering and supply business to compete more effectively for these customers.

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

INFLATION
Inflation affects the cost of labor, products and services required for operation, maintenance and capital improvements. While the impact of inflation has lessened in recent years, natural gas and propane prices are subject to rapid fluctuations. Fluctuations in natural gas prices are passed on to customers through the gas cost recovery mechanism in the Company's tariffs. To help cope with the effects of inflation on its capital investments and returns, the Company seeks rate relief from regulatory commissions for regulated operations while monitoring the returns of its unregulated business operations. To compensate for fluctuations in propane gas prices, the Company adjusts its propane selling prices to the extent allowed by the market.

CAUTIONARY STATEMENT
The Company has made statements in this report that are considered to be forward-looking statements. Such statements are not matters of historical fact. Sometimes they contain words such as "believes," "expects," "intends," "plans," "will," or "may," and other similar words of a predictive nature. These statements relate to matters such as customer growth, changes in revenues or margins, capital expenditures, environmental remediation costs, regulatory approvals, market risks associated with the Company's propane marketing operation, the competitive position of the Company and other matters. It is important to understand that these forward-looking statements are not guarantees, but are subject to certain risks and uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, among other things:

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the potential loss arising from adverse changes in market rates and prices. The Company's long-term debt consists of first mortgage bonds, senior notes and convertible debentures with fixed interest rates, none of which was entered into for trading purposes. The carrying value of this long-term debt at March 31, 2001 was $52.6 million with a fair value of $58.4 million, based mainly on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The Company is exposed to changes in interest rates due to the use of fixed rate long-term debt to finance the business. Management continually monitors fluctuations in interest rates and debt markets to assess the benefits of changing the mix of long and short-term debt or refinancing existing debt.

The Company's propane marketing business is a party to natural gas liquids ("NGL") forward contracts, primarily propane contracts, with various third parties. These contracts obligate the propane marketing business to purchase or sell NGL at a fixed price at fixed future dates. At expiration, the contracts are settled by the delivery of NGL to the respective party. The propane marketing business also enters into futures contracts that are traded on the New York Mercantile Exchange. In certain cases, the futures contracts are settled by the payment of a net amount equal to the difference between the current market price of the futures contract and the original contract price.

The forward and futures contracts are entered into for trading and wholesale marketing purposes. The propane marketing business is subject to commodity price risk on its open positions to the extent that market prices for NGL deviate from fixed contract settlement prices. Market risk associated with the trading of futures and forward contracts are monitored daily for compliance with the Company's Risk Management Policy, which includes volumetric limits for open positions. To manage exposures to changing market prices, open positions are marked up or down to market prices and reviewed by oversight officials on a daily basis. Additionally, the Risk Management Committee reviews periodic reports on market and credit risk, approves any exceptions to the Risk Management Policy (within limits established by the Board of Directors) and authorizes the use of any new types of contracts. Quantitative information on forward and futures contracts at March 31, 2001 is presented in the following table. All of the contracts mature within twelve months.

--------------------------------------------------------------------------------------------------
                                     QUANTITY           ESTIMATED           WEIGHTED AVERAGE
 AT MARCH 31, 2001                  IN GALLONS        MARKET PRICES          CONTRACT PRICES
--------------------------------------------------------------------------------------------------
 FORWARD CONTRACTS
   Sale                             13,238,000      $0.5300 -- $0.5400           $0.5426
   Purchase                         12,810,000      $0.5300 -- $0.5400           $0.5474

 FUTURES CONTRACTS
   Sale                                252,000      $0.5300 -- $0.5400           $0.5450
   Purchase                          1,848,000      $0.5300 -- $0.5400           $0.5432
--------------------------------------------------------------------------------------------------
 Estimated market prices and weighted average contract prices are in dollars per gallon.

                          PART II -- OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS
              See Note 3 to the Consolidated Financial Statements

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS
              None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
              None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              None

ITEM 5.       OTHER INFORMATION
              None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
              On May 14, 2001, the Company filed, under Item 5, that an agreement in principle had been reached to settle a lawsuit filed by Chesapeake in 1996 against General Public Utilities Corporation, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CHESAPEAKE UTILITIES CORPORATION



/S/ MICHAEL P. MCMASTERS
------------------------
Michael P. McMasters
Vice President, Treasurer and Chief Financial Officer


Date: May 14, 2001