Form 10-Q
period 2001-06-30
CHESAPEAKE UTILITIES CORP
filed 2001-08-14
CIK 19745

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -------------------------------
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2001
                                                  -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______


                        COMMISSION FILE NUMBER: 001-11590

                        CHESAPEAKE UTILITIES CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                   51-0064146
               ------------                                ------------
      (State of other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                    Identification No.)


                909 SILVER LAKE BOULEVARD, DOVER, DELAWARE 19904
                ------------------------------------------------
          (Address of principal executive offices, including Zip Code)


                                 (302) 734-6799
                                  -------------
              (Registrant's Telephone Number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Common Stock, par value $.4867 -- 5,363,755 shares issued as of June 30, 2001.

                                TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION...................................................................................1

   ITEM 1.   FINANCIAL STATEMENTS.................................................................................1

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...................................................................6

        1.   Quarterly Financial Data.............................................................................6
        2.   Calculation of Earnings Per Share....................................................................6
        3.   Commitments and Contingencies........................................................................6
        4.   Reclassification of Amounts for Prior Years..........................................................8
        5.   Recent Authoritative Pronouncements on Financial Reporting and Accounting............................8

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS......................................................................................9

       Business Description.......................................................................................9

     FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES..........................................................9

     RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2001...................................................11
        Consolidated Overview....................................................................................11
        Natural Gas Distribution and Transmission................................................................11
        Propane Gas Distribution and Marketing...................................................................12
        Advanced Information Services............................................................................12
        Other Business Operations................................................................................12
        Operating Income Taxes...................................................................................12
        Interest Expense.........................................................................................12
        Environmental Matters....................................................................................13

     RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001................................................13

        Consolidated Overview....................................................................................13
        Natural Gas Distribution and Transmission................................................................13
        Propane Gas Distribution and Marketing...................................................................14
        Advanced Information Services............................................................................14
        Other Business Operations................................................................................14
        Operating Income Taxes...................................................................................14
        Interest Expense.........................................................................................15
        Environmental Matters....................................................................................15

     OTHER MATTERS...............................................................................................15

        Acquisitions.............................................................................................15
        Regulatory Matters.......................................................................................15
        Competition..............................................................................................15
        Inflation................................................................................................16
        Cautionary Statement.....................................................................................16

   ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................................16

PART II -- OTHER INFORMATION.....................................................................................18


SIGNATURES.......................................................................................................19

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

------------------------------------------------------------------------------------------------------

 FOR THE THREE MONTHS ENDED JUNE 30,                                       2001               2000
------------------------------------------------------------------------------------------------------
 OPERATING REVENUES                                                   $ 71,051,256       $ 65,950,982
 COST OF SALES                                                          57,289,023         53,482,299
------------------------------------------------------------------------------------------------------
 GROSS MARGIN                                                           13,762,233         12,468,683
------------------------------------------------------------------------------------------------------
 OPERATING EXPENSES
   Operations                                                            8,305,274          7,903,429
   Maintenance                                                             359,163            512,764
   Depreciation and amortization                                         1,937,004          1,806,892
   Other taxes                                                           1,016,499            860,864
   Income taxes                                                            403,064            149,502
------------------------------------------------------------------------------------------------------
 Total operating expenses                                               12,021,004         11,233,451
------------------------------------------------------------------------------------------------------
 OPERATING INCOME                                                        1,741,229          1,235,232
 OTHER INCOME, NET                                                         114,337             55,451
------------------------------------------------------------------------------------------------------
 INCOME BEFORE INTEREST CHARGES                                          1,855,566          1,290,683
 INTEREST CHARGES                                                        1,188,840            971,135
------------------------------------------------------------------------------------------------------
 NET INCOME                                                           $    666,726       $    319,548
======================================================================================================

 EARNINGS PER SHARE OF COMMON STOCK:

   BASIC                                                              $       0.12       $       0.06
======================================================================================================
   DILUTED                                                            $       0.12       $       0.06
======================================================================================================

   The accompanying notes are an integral part of these financial statements.

CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

------------------------------------------------------------------------------------------------------

 FOR THE SIX MONTHS ENDED JUNE 30,                                        2001               2000
------------------------------------------------------------------------------------------------------
 OPERATING REVENUES                                                  $ 205,090,741      $ 164,460,161
 COST OF SALES                                                         168,317,775        130,535,663
------------------------------------------------------------------------------------------------------
 GROSS MARGIN                                                           36,772,966         33,924,498
------------------------------------------------------------------------------------------------------
 OPERATING EXPENSES
   Operations                                                           17,529,021         15,999,242
   Maintenance                                                             854,199            916,057
   Depreciation and amortization                                         4,035,627          3,668,621
   Other taxes                                                           2,174,089          1,889,149
   Income taxes                                                          3,772,471          3,575,469
------------------------------------------------------------------------------------------------------
 Total operating expenses                                               28,365,407         26,048,538
------------------------------------------------------------------------------------------------------
 OPERATING INCOME                                                        8,407,559          7,875,960
 OTHER INCOME, NET                                                         249,210             82,332
------------------------------------------------------------------------------------------------------
 INCOME BEFORE INTEREST CHARGES                                          8,656,769          7,958,292
 INTEREST CHARGES                                                        2,624,574          1,969,278
------------------------------------------------------------------------------------------------------
 NET INCOME                                                          $   6,032,195      $   5,989,014
======================================================================================================

 EARNINGS PER SHARE OF COMMON STOCK:

   BASIC                                                             $        1.13      $        1.15
======================================================================================================
   DILUTED                                                           $        1.10      $        1.12
======================================================================================================

   The accompanying notes are an integral part of these financial statements.

CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

--------------------------------------------------------------------------------------------
FOR THE SIX MONTHS ENDED JUNE 30,                                   2001           2000
--------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net Income                                                  $ 6,032,195     $ 5,989,014
    Adjustments to reconcile net income to net operating cash:
       Depreciation and amortization                              4,939,875       4,577,274
       Deferred income taxes, net                                  (501,427)        194,063
       Investment tax credit adjustments                            (17,089)        (17,646)
       Mark-to-market adjustments                                   444,419         (10,637)
       Other, net                                                   647,783         441,923
    Changes in assets and liabilities:
       Accounts receivable, net                                  19,581,318       1,806,742
       Inventory, materials, supplies and storage gas             2,071,093        (672,358)
       Other current assets                                        (182,539)        316,592
       Other deferred charges                                    (1,752,404)       (296,094)
       Accounts payable, net                                    (20,865,948)         64,324
       Refunds payable to customers                                (105,517)        (97,321)
       Over (under) recovered purchased gas costs                 1,037,234         (81,438)
       Other current liabilities                                  4,018,755       1,685,970
--------------------------------------------------------------------------------------------
Net cash provided by operating activities                        15,347,748      13,900,408
--------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
    Property, plant and equipment expenditures, net              (9,708,090)     (7,718,465)
--------------------------------------------------------------------------------------------
Net cash used by investing activities                            (9,708,090)     (7,718,465)
--------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
    Common stock dividends, net of amounts reinvested            (2,576,452)     (2,458,573)
    Issuance of stock:
       Dividend Reinvestment Plan optional cash                      88,746         111,419
       Retirement Savings Plan                                      535,470         470,471
    Net repayment under line of credit agreements                (3,200,000)     (1,600,000)
    Proceeds from issuance of long-term debt                        300,000               -
    Repayment of long-term debt                                  (1,385,292)     (1,378,068)
--------------------------------------------------------------------------------------------
Net cash used by financing activities                            (6,237,528)     (4,854,751)
--------------------------------------------------------------------------------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS               (597,870)      1,327,192
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  4,606,316       2,357,173
--------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 4,008,446     $ 3,684,365
============================================================================================

   The accompanying notes are an integral part of these financial statements.

CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

------------------------------------------------------------------------------------------------------
                                                                        JUNE 30,         DECEMBER 31,
 ASSETS                                                                   2001              2000
------------------------------------------------------------------------------------------------------
 PROPERTY, PLANT AND EQUIPMENT
    Natural gas distribution and transmission                        $ 155,570,386      $ 149,121,319
    Propane gas distribution and marketing                              32,343,435         31,630,208
    Advanced information services                                        1,914,936          1,699,968
    Other plant                                                         11,372,758         10,488,581
------------------------------------------------------------------------------------------------------
 Total property, plant and equipment                                   201,201,515        192,940,076
 Less:  Accumulated depreciation and amortization                      (65,151,703)       (61,473,757)
------------------------------------------------------------------------------------------------------
 Net property, plant and equipment                                     136,049,812        131,466,319
------------------------------------------------------------------------------------------------------

 INVESTMENTS                                                               615,759            616,293
------------------------------------------------------------------------------------------------------

 CURRENT ASSETS
   Cash and cash equivalents                                             4,008,446          4,606,316
   Accounts receivable, less allowance for uncollectibles               17,915,435         37,941,172
   Materials and supplies, at average cost                               1,326,455          1,566,126
   Merchandise inventory, at average cost                                1,679,377          1,234,072
   Propane inventory, at average cost                                    2,714,209          4,379,599
   Storage gas prepayments                                               2,888,986          3,500,323
   Underrecovered purchased gas costs                                    4,703,861          5,388,725
   Income taxes receivable                                                       -          1,159,761
   Prepaid expenses and other current assets                             2,197,814          2,015,274
------------------------------------------------------------------------------------------------------
 Total current assets                                                   37,434,583         61,791,368
------------------------------------------------------------------------------------------------------

 DEFERRED CHARGES AND OTHER ASSETS
   Environmental regulatory assets                                       2,859,905          2,910,000
   Environmental expenditures                                            3,405,162          3,626,475
   Underrecovered purchased gas costs                                    1,607,193          1,959,562
   Other deferred charges and intangible assets                         10,487,924          8,329,485
------------------------------------------------------------------------------------------------------
 Total deferred charges and other assets                                18,360,184         16,825,522
------------------------------------------------------------------------------------------------------




 TOTAL ASSETS                                                        $ 192,460,338      $ 210,699,502
======================================================================================================

   The accompanying notes are an integral part of these financial statements.

------------------------------------------------------------------------------------------------------
                                                                       JUNE 30,         DECEMBER 31,
 CAPITALIZATION AND LIABILITIES                                          2001               2000
------------------------------------------------------------------------------------------------------
 CAPITALIZATION
 Stockholders' equity
    Common Stock, par value $.4867 per share;
    (authorized 12,000,000 shares; issued 5,363,755
    and 5,297,443 shares, respectively)                              $   2,610,157      $   2,577,992
    Additional paid-in capital                                          28,706,413         27,672,005
    Retained earnings                                                   36,840,027         33,721,747
------------------------------------------------------------------------------------------------------
 Total stockholders' equity                                             68,156,597         63,971,744

 Long-term debt, net of current maturities                              49,770,437         50,920,818
------------------------------------------------------------------------------------------------------
 Total capitalization                                                  117,927,034        114,892,562
------------------------------------------------------------------------------------------------------

 CURRENT LIABILITIES
    Current portion of long-term debt                                    2,685,283          2,665,091
    Short-term borrowing                                                22,200,000         25,400,000
    Accounts payable                                                    12,788,768         33,654,718
    Refunds payable to customers                                           909,610          1,015,128
    Income taxes payable                                                 1,378,834                  -
    Accrued interest                                                     1,762,980            595,175
    Dividends payable                                                    1,474,968          1,429,945
    Deferred income taxes payable                                          986,664            985,349
    Other accrued liabilities                                            5,881,757          5,674,418
------------------------------------------------------------------------------------------------------
 Total current liabilities                                              50,068,864         71,419,824
------------------------------------------------------------------------------------------------------

 DEFERRED CREDITS AND OTHER LIABILITIES
    Deferred income taxes                                               14,583,676         15,086,951
    Deferred investment tax credits                                        640,083            657,172
    Environmental liability                                              2,859,905          2,910,000
    Accrued pension costs                                                1,701,762          1,625,128
    Other liabilities                                                    4,679,014          4,107,865
------------------------------------------------------------------------------------------------------
 Total deferred credits and other liabilities                           24,464,440         24,387,116
------------------------------------------------------------------------------------------------------


 TOTAL CAPITALIZATION AND LIABILITIES                                $ 192,460,338      $ 210,699,502
======================================================================================================

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

2.       CALCULATION OF EARNINGS PER SHARE

-----------------------------------------------------------------------------------------------------------
                                                        THREE MONTHS ENDED            SIX MONTHS ENDED
 FOR THE PERIOD ENDED JUNE 30,                          2001           2000          2001           2000
-----------------------------------------------------------------------------------------------------------
 CALCULATION OF BASIC EARNINGS PER SHARE:
   Net Income                                       $  666,726     $  319,548   $ 6,032,195    $ 5,989,014
   Weighted Average Shares Outstanding               5,354,405      5,237,741     5,336,184      5,222,004
-----------------------------------------------------------------------------------------------------------
 BASIC EARNINGS PER SHARE                           $     0.12     $     0.06        $ 1.13         $ 1.15
===========================================================================================================
 CALCULATION OF DILUTED EARNINGS PER SHARE:
 RECONCILIATION OF NUMERATOR:
   Net Income-- Basic                               $  666,726     $  319,548   $ 6,032,195    $ 5,989,014
   Effect of 8.25% Convertible debentures                    -              -        85,793         90,414
-----------------------------------------------------------------------------------------------------------
 Adjusted numerator-- Diluted                       $  666,726     $  319,548   $ 6,117,988    $ 6,079,428
-----------------------------------------------------------------------------------------------------------
 RECONCILIATION OF DENOMINATOR:
   Weighted Shares Outstanding-- Basic               5,354,405      5,237,741     5,336,184      5,222,004
   Effect of Dilutive Securities
     Stock options                                      11,635         11,029        11,438         11,461
     8.25% Convertible debentures                            -              -       202,628        212,370
-----------------------------------------------------------------------------------------------------------
 Adjusted denominator-- Diluted                      5,366,040      5,248,770     5,550,250      5,445,835
-----------------------------------------------------------------------------------------------------------
 DILUTED EARNINGS PER SHARE                         $     0.12     $     0.06   $      1.10    $      1.12
===========================================================================================================

3.       COMMITMENTS AND CONTINGENCIES

         ENVIRONMENTAL MATTERS
         The Company is continuing to participate in the investigation, assessment and remediation of three former manufactured gas plant sites located in different jurisdictions. The Company continues to seek cost-effective remedial options that are protective of human health and the environment.

         In May 2001, Chesapeake, General Public Utilities Corporation, Inc. ("GPU"), the State of Delaware and the United States Environmental Protection Agency ("EPA") signed a settlement term sheet reflecting the agreement in principle to settle a lawsuit with respect to the Dover Gas Light site. The parties are in the process of memorializing the terms of the final agreement in two consent decrees. The consent decrees will then be published for public comment and submitted to a federal judge for approval.

         At June 30, 2001, the Company had accrued $2.1 million of costs associated with the remediation of the Dover site and an associated regulatory asset for the same amount. Of that amount, $1.5 million was for estimated ground-water remediation and $600,000 was for remaining soil remediation. The $1.5 million represented the low end of the ground-water remediation estimates prepared by an independent consultant and was used because the Company could not, at that time, predict the remedy the EPA might require.

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

         Upon receiving final court approval of the consent decrees, Chesapeake will reduce both the accrued environmental liability and the associated environmental regulatory asset to the amount required to complete its obligations (primarily the design and construction of the parking lot).

         In accordance with approval from the Maryland Department of the Environment ("MDE"), the Company's remedial system at the Salisbury Town Gas Light site has been temporarily shut down. The Company continues to perform ground-water monitoring at the site and is currently collecting ground-water monitoring data to support a permanent shut-down of the remedial system. The Company reduced the accrual for the costs associated with remediation procedures at this site to $125,000 from the $175,000 that was accrued as of December 31, 2000. This revised amount is based on current estimates of the costs of continuing the remediation procedures for the next two years and shutting down the process. The corresponding regulatory asset that was recorded based on management's belief that costs incurred will be recoverable in base rates, was also reduced.

         The Winter Haven Coal Gas site is located in the state of Florida. In May 2001, a Remedial Action Plan ("RAP") was approved by the Florida Department of the Environment ("FDEP") to address a majority of the site impacts. Proposals for implementation of the remedial system described in the approved RAP for remediation of soil and ground-water impacts on site were received in June 2001. Negotiations are currently underway for performance of this work. The Company has recorded a liability of $635,000 and a corresponding regulatory asset at June 30, 2001.

         Most of the costs associated with the remediation of environmental contamination caused by natural gas distribution or transmission are recoverable by the Company through its base rates. Management believes that any unrecovered costs incurred to date, as well as costs to be incurred in the future, relating to remediation of contamination of the sites identified above will be recoverable through future rates, or from other responsible parties.

         OTHER COMMITMENTS AND CONTINGENCIES
         The Company has made contractual commitments of varying terms for daily entitlements of natural gas from various suppliers. In 2000, the Company entered into a long-term contract with an energy marketing and risk management company for management of its natural gas transportation and storage capacity. That contract is still in effect.

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

         Certain assets and liabilities of the Company are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 71, which, among other matters, provides standards for regulated enterprises for the deferral of costs that will be recovered through future rate increases. If the Company were required to terminate the application of these standards to its regulated operations, all such deferred amounts would be recognized in the income statement at that time. This would result in a charge to earnings, net of applicable income taxes, which could be material.

4.       RECLASSIFICATION OF AMOUNTS FOR PRIOR YEARS
         Certain amounts and balances reported in prior years have been reclassified in the financial statements included in this report to conform to the presentation for the current period.

5.       RECENT AUTHORITATIVE PRONOUNCEMENTS ON FINANCIAL REPORTING AND
         ACCOUNTING
         The Financial Accounting Standards Board ("FASB") issued SFAS No. 133 in 1998, establishing accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June of 2000, SFAS No. 138, amending certain provisions of SFAS No. 133, was issued by the FASB. The Company adopted these new standards in the first quarter of 2001, as required. The adoption of these new standards did not have a material impact on the Company's financial position or results of operations.

         On June 30, 2001, the FASB issued SFAS Nos. 141, 142 and 143. A summary of each is listed below.

                  - SFAS No. 141, "Business Combinations," eliminates the pooling-of-interest method of accounting for business combinations and requires the use of the purchase method. In addition, the reassessment of intangible assets to determine if they are appropriately classified either separately or within goodwill is required. SFAS No. 141 is effective for business combinations initiated after June 30, 2001. The Company adopted SFAS No. 141 on July 1, 2001 with no material impact on net income.

                  - SFAS No. 142, "Goodwill and Other Intangible Assets," which eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives. SFAS No. 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The impact of adopting SFAS No. 142 is not yet determinable, but may be material.

                  - SFAS No. 143, "Accounting for Asset Retirement Obligations," on the accounting for obligations associated with the retirement of long-lived assets. SFAS No. 143 requires a liability to be recognized in the financial statements for retirement obligations meeting specific criteria. Measurement of the initial obligation is to approximate fair value with an equivalent amount recorded as an increase in the value of the capitalized asset. The asset will be depreciable in accordance with normal depreciation policy and the liability will be increased, with a charge to the income statement, until the obligation is settled. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The potential impact of adopting SFAS No. 143 is not yet determinable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS DESCRIPTION
Chesapeake Utilities Corporation (the "Company") is a diversified utility company engaged in natural gas distribution and transmission, propane distribution and marketing, advanced information services and other related businesses.

The Company's strategy is to grow earnings from a stable utility foundation by investing in related businesses and services that provide opportunities for higher, unregulated returns. This growth strategy includes acquisitions and investments in unregulated businesses as well as the continued investment and expansion of the Company's utility operations that provide the stable base of earnings. The Company continually reevaluates its investments to ensure that they are consistent with its strategy and the goal of enhancing shareholder value. The Company's unregulated businesses and services currently include propane distribution and marketing, water conditioning and treatment, and advanced information services. By investing in these related business and services, Chesapeake has created opportunities to earn higher returns than a traditional utility. The reinvestment of these higher returns has increased the Company's earnings and is expected to contribute to future earnings growth.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
The Company's capital requirements reflect the capital-intensive nature of its business and are principally attributable to the construction program and the retirement of outstanding debt. The Company relies on cash generated by operations and short-term borrowing to meet normal working capital requirements and to temporarily finance capital expenditures. To permanently finance capital improvements and acquisitions, the Company uses long-term debt and equity as required to maintain a sound capital structure. During the first six months of 2001, net cash provided by operating activities, net cash used by investing activities and net cash used by financing activities were approximately $15.3 million, $9.7 million and $6.2 million, respectively. Based upon anticipated cash requirements in 2001, the Company may fund its capital expenditures and refinance short-term borrowings through the issuance of long-term debt. The timing of the issuance of any long-term debt is dependent upon a number of considerations, including the nature of the securities to be issued, and existing economic and financial market conditions.

The Board of Directors has authorized the Company to borrow up to $45 million from various banks and trust companies. As of June 30, 2001, the Company had three unsecured bank lines of credit with two financial institutions, totaling $60 million. One of the lines of credit is fully committed. Short-term debt outstanding at June 30, 2001 and December 31, 2000 was $22.2 million and $25.4 million, respectively. In the first six months, cash provided by operations and cash on hand was adequate to fund capital expenditures and the reduction in debt outstanding. As of June 30, 2001, the Company had deferred $6.3 million, down $1.0 million since December 31, 2000, of natural gas costs in excess of the cost of gas presently included in its base rates. Management expects to continue to recover these deferred costs through the gas cost recovery mechanism in each of the jurisdictions that regulate the Company's natural gas businesses.

During the six-month periods ended June 30, 2001 and 2000, capital expenditures, including acquisitions, were approximately $9.7 million and $7.7 million, respectively. The Company has budgeted $31.5 million for capital expenditures during 2001. This amount includes $25.8 million for natural gas distribution and transmission; $2.5 million for propane distribution and marketing; $495,000 for advanced information services; and $2.7 million for general plant. The natural gas expenditures are for expansion and improvement of facilities, for the improvement and expansion of the pipeline system to better serve existing customers and to extend service to customers in the City of Milford, Delaware. The propane expenditures are to support customer growth and for the replacement of older equipment. The advanced information services expenditures are for computer hardware, software and related equipment. Expenditures for general plant include building improvements, and computer software and hardware. Management expects to finance the

2001 construction program from short-term borrowing, cash from operations and the issuance of long-term debt, if conditions warrant. The construction program is subject to continual review and modification. Actual capital expenditures may differ from these estimates due to a number of factors including acquisition opportunities, changing economic conditions, customer growth in existing markets, regulation and new growth opportunities. The Company does not budget for acquisitions.

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

As of June 30, 2001, common equity represented 57.8 percent of permanent capitalization, compared to 55.7 percent as of December 31, 2000. Including both short-term financing and total capitalization, the equity component would have been 47.7 percent and 44.7 percent, respectively. The Company remains committed to maintaining a sound capital structure and strong credit ratings in order to provide the financial flexibility needed to access the capital markets when required. This commitment, along with adequate and timely rate relief for the Company's regulated operations, is intended to ensure that the Company will be able to attract capital from outside sources at a reasonable cost.

Interest for the first half of 2001 increased approximately $655,000, or 33%, over the same period in 2000. The increase was caused by an increase in average short-term borrowing for the first six months of $5.0 million and an increase in the average long-term debt balances of $17.3 million. The increase in borrowing was generated primarily by capital spending and under-recovered gas costs. The Company earns interest on the under-recovered gas costs in Delaware and Florida. The weighted average interest rates for the first half of 2001 was down.

There was a reduction of $20,026,000 in accounts receivable and $20,866,000 in accounts payable from December 31, 2000 to June 30, 2001. Balances at year-end were higher, partially due to the higher wholesale price of propane affecting propane marketing receivables and payables, compared to the June 30, 2001 pricing levels. Additionally, the natural gas and propane distribution operations experienced higher revenue and receivables and the corresponding cost of sales and payables in the winter months due to colder temperatures when compared to the summer months.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2001

CONSOLIDATED OVERVIEW
The Company recognized net income of $667,000 or $0.12 per share for the second quarter of 2001. As indicated in the following table, the increase in income is primarily due to higher contributions of pre-tax operating income by the natural gas, propane and advanced information services businesses. These gains were partially offset by lower pre-tax operating income for other business operations, higher interest expense and higher operating income taxes.

----------------------------------------------------------------------------------------------
 FOR THE THREE MONTHS ENDED JUNE 30,                      2001          2000          CHANGE
----------------------------------------------------------------------------------------------
 Pre-tax Operating Income (Loss)
   Natural Gas Distribution & Transmission           $ 2,547,649    $ 2,065,853     $ 481,796
   Propane Gas Distribution & Marketing                 (526,508)      (908,013)      381,505
   Advanced Information Services                         112,154        (51,221)      163,375
   Other & Eliminations                                   10,998        278,115      (267,117)
----------------------------------------------------------------------------------------------
 Pre-tax Operating Income                              2,144,293      1,384,734       759,559

 Operating Income Taxes                                  403,064        149,502       253,562
 Interest                                              1,188,840        971,135       217,705
 Non-Operating Income, net                               114,337         55,451        58,886
----------------------------------------------------------------------------------------------
 Net Income                                          $   666,726    $   319,548     $ 347,178
==============================================================================================

NATURAL GAS DISTRIBUTION AND TRANSMISSION
The natural gas distribution and transmission segment reported pre-tax operating income of $2.5 million for the second quarter 2001 as compared to $2.1 million for the corresponding period last year -- an increase of $482,000, or 23%. The increase in pre-tax operating income is due to an increase in gross margin and a reduction in operating expenses.

----------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED JUNE 30,                     2001           2000          CHANGE
----------------------------------------------------------------------------------------------
 Revenue                                            $ 26,360,685   $ 21,824,727   $ 4,535,958
 Cost of Gas                                          18,067,903     13,967,238     4,100,665
----------------------------------------------------------------------------------------------
 Gross Margin                                          8,292,782      7,857,489       435,293

 Operations & Maintenance                              3,808,183      3,983,137      (174,954)
 Depreciation & Amortization                           1,330,608      1,286,388        44,220
 Other Taxes                                             606,342        522,111        84,231
----------------------------------------------------------------------------------------------
 Total Operating Expenses                              5,745,133      5,791,636       (46,503)
----------------------------------------------------------------------------------------------
 Pre-tax Operating Income                           $  2,547,649   $  2,065,853   $   481,796
==============================================================================================

Gross margins increased principally due to rate increases in Florida and customer and volume growth in Delaware and Maryland. These were partially offset by a reduction in Delaware distribution margins that resulted from a weather normalization adjustment of $60,000 that was recorded in the second quarter of 2000. Additionally, margins for the Florida gas marketing operations increased. Operating expenses declined primarily due to decreases in operations and maintenance expenses. These were the result of cost containment measures initiated by management.

PROPANE GAS DISTRIBUTION AND MARKETING
For the second quarter of 2001, the propane segment recognized a seasonal pre-tax operating loss of $527,000 compared to $908,000 for the same period last year. The decrease in the loss was the result of an increase in propane marketing gross margins and a reduction in operating expenses in distribution.

----------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED JUNE 30,                     2001            2000          CHANGE
----------------------------------------------------------------------------------------------
 Revenue                                            $ 38,742,890   $ 39,233,290    $ (490,400)
 Cost of Sales                                        36,213,305     36,885,264      (671,959)
----------------------------------------------------------------------------------------------
 Gross Margin                                          2,529,585      2,348,026       181,559

 Operations & Maintenance                              2,567,801      2,766,644      (198,843)
 Depreciation & Amortization                             327,462        347,375       (19,913)
 Other Taxes                                             160,830        142,020        18,810
----------------------------------------------------------------------------------------------
 Total Operating Expenses                              3,056,093      3,256,039      (199,946)
----------------------------------------------------------------------------------------------
 Pre-tax Operating Loss                             $   (526,508)  $   (908,013)   $  381,505
==============================================================================================

The increase in marketing margins is primarily due to opportunities created by the volatility in propane prices. Operating expenses decreased partially due to cost reduction initiatives undertaken by management during the first quarter.

ADVANCED INFORMATION SERVICES
The advanced information services segment recognized pre-tax operating income of $112,000 for the second quarter of 2001 as compared to a pre-tax operating loss of $51,000 for the same period last year.

----------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED JUNE 30,                      2001           2000          CHANGE
----------------------------------------------------------------------------------------------
 Revenue                                             $ 3,605,098    $ 3,192,537     $ 412,561
 Cost of Sales                                         1,884,868      1,850,974        33,894
----------------------------------------------------------------------------------------------
 Gross Margin                                          1,720,230      1,341,563       378,667

 Operations & Maintenance                              1,379,042      1,181,014       198,028
 Depreciation & Amortization                              67,649         74,403        (6,754)
 Other Taxes                                             161,385        137,367        24,018
----------------------------------------------------------------------------------------------
 Total Operating Expenses                              1,608,076      1,392,784       215,292
----------------------------------------------------------------------------------------------
 Pre-tax Operating Income (Loss)                     $   112,154    $   (51,221)    $ 163,375
==============================================================================================

The increase in pre-tax operating income was primarily the result of an increase in revenues over the depressed levels experienced in 2000. During 2000, many companies curtailed their information technology expenditures, after implementing their Year 2000 contingency plans. During 2001, this segment has expanded its service offerings and repositioned itself under a new name. The margin increase was partially offset by increased operating expenses, primarily sales and marketing, which increased $170,000.

OTHER BUSINESS OPERATIONS
Pre-tax operating income for the second quarter decreased by $267,000 over the same period last year for other operations. This decline was primarily the result of costs associated with establishing a management infrastructure for the water businesses recently acquired. Additionally, costs were incurred in conjunction with water expanding into new service territories.

OPERATING INCOME TAXES
Operating income taxes were higher due to the increase in operating income for the current quarter. For 2001, the Company anticipates paying tax at a higher composite income tax rate.

INTEREST EXPENSE
Interest for the second quarter of 2001 increased approximately $218,000, or 22%, over the same period in 2000. The increase was caused by an increase in average short-term borrowing of $3.7 million and an increase in the average long-term debt balances of $17.5 million. The increase in borrowing was generated primarily by capital spending and under-recovered gas costs. The Company earns interest on the under-recovered gas costs. The weighted average interest rates for the first quarter of 2001 were lower.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001

CONSOLIDATED OVERVIEW
The Company recognized net income of $6.0 million for the first six months of 2001 -- a slight increase over the prior year. As indicated in the following table, the increase in income is primarily due to a greater contribution of pre-tax operating income by the natural gas, propane and advanced information services segments. These gains were mostly offset by lower pre-tax operating income from other business operations and increases interest expense.

-------------------------------------------------------------------------------------------------
 FOR THE SIX MONTHS ENDED JUNE 30,                         2001           2000           CHANGE
-------------------------------------------------------------------------------------------------
 Pre-tax Operating Income (Loss)
   Natural Gas Distribution & Transmission             $ 8,815,643    $ 8,453,272      $ 362,371
   Propane Gas Distribution & Marketing                  3,168,965      2,583,985        584,980
   Advanced Information Services                           215,767        (24,966)       240,733
   Other & Eliminations                                    (20,345)       439,138       (459,483)
-------------------------------------------------------------------------------------------------
 Pre-tax Operating Income                               12,180,030     11,451,429        728,601

 Operating Income Taxes                                  3,772,471      3,575,469        197,002
 Interest                                                2,624,574      1,969,278        655,296
 Non-Operating Income, net                                 249,210         82,332        166,878
-------------------------------------------------------------------------------------------------
 Net Income                                            $ 6,032,195    $ 5,989,014      $  43,181
=================================================================================================

NATURAL GAS DISTRIBUTION AND TRANSMISSION
The natural gas distribution and transmission segment reported pre-tax operating income of $8.8 million for the first six months of 2001 as compared to $8.5 million for the corresponding period last year -- an increase of $362,000. The increase in pre-tax operating income is due to an increase in gross margin partially offset by higher operating expenses.

-------------------------------------------------------------------------------------------------
FOR THE SIX MONTHS ENDED JUNE 30,                         2001           2000           CHANGE
-------------------------------------------------------------------------------------------------
 Revenue                                              $ 70,600,734   $ 51,897,295   $ 18,703,439
 Cost of Gas                                            49,742,525     31,848,320     17,894,205
-------------------------------------------------------------------------------------------------
 Gross Margin                                           20,858,209     20,048,975        809,234

 Operations & Maintenance                                7,919,677      7,870,325         49,352
 Depreciation & Amortization                             2,809,976      2,608,489        201,487
 Other Taxes                                             1,312,913      1,116,889        196,024
-------------------------------------------------------------------------------------------------
 Total Operating Expenses                               12,042,566     11,595,703        446,863
-------------------------------------------------------------------------------------------------
 Pre-tax Operating Income                             $  8,815,643   $  8,453,272   $    362,371
=================================================================================================

The increase in margin was the result of a rate increase for the Florida distribution operation, increased volumes in Delaware and Maryland related to customer growth and colder weather, and increased firm revenue generated by an expansion of transmission facilities that was completed in November 2000. These were partially offset by a reduction in Delaware distribution margins that resulted from a weather normalization adjustment of $418,000 that was recorded in 2000. Operating expenses were higher primarily due to increased depreciation and property taxes calculated on capital additions during the past year.


PROPANE GAS DISTRIBUTION AND MARKETING
For the first six months of 2001, the propane segment contributed pre-tax operating income of $3.2 million as compared to $2.6 million for the same period last year. The increase is the result of an increase in gross margin partially offset by an increase in operating expenses.

--------------------------------------------------------------------------------------------------
FOR THE SIX MONTHS ENDED JUNE 30,                          2001            2000          CHANGE
--------------------------------------------------------------------------------------------------
 Revenue                                             $ 123,338,796    $ 103,025,163   $ 20,313,633
 Cost of Sales                                         112,905,127       93,600,076     19,305,051
--------------------------------------------------------------------------------------------------
 Gross Margin                                           10,433,669        9,425,087      1,008,582

 Operations & Maintenance                                6,166,415        5,812,469        353,946
 Depreciation & Amortization                               714,285          690,976         23,309
 Other Taxes                                               384,004          337,657         46,347
--------------------------------------------------------------------------------------------------
 Total Operating Expenses                                7,264,704        6,841,102        423,602
--------------------------------------------------------------------------------------------------
 Pre-tax Operating Income                            $  3,168,965     $   2,583,985   $    584,980
==================================================================================================

Margins increased for both propane distribution and marketing. Retail margins per gallon for the first quarter of 2001 were improved over depressed levels in 2000. Marketing margins were enhanced due to propane price volatility. These increases were partially offset by increased operating expenses caused by higher energy prices and customer service initiatives implemented in 2000.

ADVANCED INFORMATION SERVICES
The advanced information services segment recognized pre-tax operating income of $216,000 for the first six months of 2001 as compared to a pre-tax operating loss of $25,000 for the same period last year.

-------------------------------------------------------------------------------------------------
FOR THE SIX MONTHS ENDED JUNE 30,                         2001            2000           CHANGE
-------------------------------------------------------------------------------------------------
 Revenue                                               $ 7,095,884    $ 6,362,604      $ 733,280
 Cost of Sales                                           3,652,483      3,582,213         70,270
-------------------------------------------------------------------------------------------------
 Gross Margin                                            3,443,401      2,780,391        663,010

 Operations & Maintenance                                2,777,096      2,352,261        424,835
 Depreciation & Amortization                               129,922        147,442        (17,520)
 Other Taxes                                               320,616        305,654         14,962
-------------------------------------------------------------------------------------------------
 Total Operating Expenses                                3,227,634      2,805,357        422,277
-------------------------------------------------------------------------------------------------
 Pre-tax Operating Income (Loss)                       $   215,767    $   (24,966)     $ 240,733
=================================================================================================

This increase reflects higher revenues in 2001 compared to depressed levels in 2000. During 2000, revenues from the Company's traditional information technology services (i.e. non web-related services) declined after their clients finished implementing their Year 2000 contingency plans. New service offerings, particularly web-related services, have helped improve 2001 revenues. This business segment adopted a new name and has been marketing aggressively. Sales and marketing expenses, which increased $357,000, were the main factors in the rise in operating expenses from 2000 to 2001.

OTHER BUSINESS OPERATIONS
Pre-tax operating income for the second quarter decreased by $459,000 over the same period last year for other operations. This decline was primarily the result of costs associated with establishing a management infrastructure for the water businesses recently acquired. Additionally, costs were incurred in conjunction with water expanding into new service territories.

OPERATING INCOME TAXES
Operating income taxes were higher due to the increase in operating income for the fist half of the year. For 2001, the Company anticipates paying tax at a higher composite income tax rate.

INTEREST EXPENSE
Interest for the first six months of 2001 increased approximately $655,000, or 33%, over the same period in 2000. The increase was caused by an increase in average short-term borrowing of $5.0 million and an increase in the average long-term debt balances of $17.3 million. The increase in borrowing was generated primarily by capital spending and under-recovered gas costs. The Company earns interest on the under-recovered gas costs. The weighted average interest rate for the first six months of 2001 was down.

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

OTHER MATTERS

ACQUISITIONS
During the second quarter of 2001, the Company acquired Absolute Water Care, Inc. and certain assets of Aquarius Systems, Inc., two water conditioning and treatment dealerships operating out of three locations in Florida.

In July 2001, the Company purchased selected assets of EcoWater Systems of Rochester, located in Rochester, Minnesota, and Intermountain Water, Inc. and Blue Springs Water, located in Boise, Idaho. As a result, the Company will now provide water treatment, water conditioning and bottled water to customers in those geographic regions.

REGULATORY MATTERS
The Company's natural gas distribution operations are subject to regulation by the Delaware, Maryland and Florida Public Service Commissions, while the natural gas transmission operation is subject to regulation by the Federal Energy Regulatory Commission.

A request for approval of a rate increase was filed in June 2000 and interim rates went into effect on August 10, 2000. An order was issued by the Commission in November 2000 approving a rate increase. Final rates were effective in December 2000. Also, in 2000, the Company was notified that two of its large industrial customers in Florida would be closing their facilities. Considering these two factors, management estimates that gross margin on gas sales in Florida in 2001 will increase by approximately $449,000 over gross margin earned in 2000.

The Company filed for a base rate increase with the Delaware Public Service Commission on August 2, 2001. Management expects to begin charging higher interim rates, subject to refund, in October 2001 with permanent rates going into effect subject to approval by the Public Service Commission.

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

In some cases the Company's natural gas operations compete with alternative natural gas delivery companies, including the Company's own interstate pipeline. The customers at risk are usually large volume commercial and industrial customers with the financial resources and capability to bypass the distribution of transmission systems. In certain situations, the Company may adjust services and rates for these customers to retain their business. The Company provides unbundled natural gas supply services to compete more effectively for these customers.

The Company's propane distribution operations compete with several other propane distributors in their service territories, primarily on the basis of service and price. Competitors include both large national companies and many, generally smaller, local companies. The number of small local competitors has increased significantly in the last couple of years as fuel oil dealers have entered the propane distribution business.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the potential loss arising from adverse changes in market rates and prices. The Company's long-term debt consists of first mortgage bonds, senior notes and convertible debentures with fixed interest rates, none of which was entered into for trading purposes. The carrying value of this long-term debt at June 30, 2001 was $52.5 million with a fair value of $57.1 million, based mainly on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The Company is exposed to changes in interest rates due to the use of fixed rate long-term debt to finance the business. Management continually monitors fluctuations in interest rates and debt markets to assess the benefits of changing the mix of long and short-term debt or refinancing existing debt.

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

The forward and futures contracts are entered into for trading and wholesale marketing purposes. The propane marketing business is subject to commodity price risk on its open positions to the extent that market prices for NGL deviate from fixed contract settlement prices. Market risk associated with the trading of futures and forward contracts are monitored daily for compliance with the Company's Risk Management Policy, which includes volumetric limits for open positions. To manage exposures to changing market prices, open positions are marked up or down to market prices and reviewed by oversight officials on a daily basis. Additionally, the Risk Management Committee reviews periodic reports on market and credit risk, approves any exceptions to the Risk Management Policy (within limits established by the Board of Directors) and authorizes the use of any new types of contracts. Quantitative information on forward and futures contracts at June 30, 2001 is presented in the following table. All of the contracts mature within twelve months.

-------------------------------------------------------------------------------------------
                                       QUANTITY         ESTIMATED          WEIGHTED AVERAGE
 AT JUNE 30, 2001                     IN GALLONS      MARKET PRICES         CONTRACT PRICES
-------------------------------------------------------------------------------------------
 FORWARD CONTRACTS
   Sale                               32,650,800    $0.3825-- $0.4100          $0.4738
   Purchase                           27,510,000    $0.3750-- $0.4200          $0.4655

 FUTURES CONTRACTS
   Purchase                            3,066,000        $0.3750                $0.4485
-------------------------------------------------------------------------------------------
Estimated market prices and weighted average contract prices are in dollars per gallon.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         See Note 3 to the Consolidated Financial Statements

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The matters described in Item 4(c) below were submitted to a vote of stockholders at the Annual Meeting of Stockholders on May 15, 2001 in connection with which, proxies were solicited in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

         (b)      Not applicable.

         (c) Proposals as submitted in the proxy statement were voted on as follows:

                  i. The election of Ralph J. Adkins, Richard Bernstein and Robert F. Rider as Class II Directors for three-year terms ending in 2004, and until their successors are elected and qualified; and

                  ii.      The ratification of the selection of
                           PricewaterhouseCoopers, LLP as independent auditors for the fiscal year ending December 31, 2001.

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                  None

         (b)      Reports on Form 8-K
                  On May 14, 2001, Chesapeake filed a Current Report on Form 8-K dated May 11, 2001 reporting on Item 5, Other Events, of the entry into an agreement in principle with General Public Utilities Corporation, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE UTILITIES CORPORATION


/s/ Michael P. McMasters
------------------------
Michael P. McMasters
Vice President, Treasurer and Chief Financial Officer

Date: August 14, 2001