Form 10-Q
period 2001-09-30
CHESAPEAKE UTILITIES CORP
filed 2001-11-14
CIK 19745

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         _______________________________
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:  September 30, 2001
                                                ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______


                        COMMISSION FILE NUMBER: 001-11590


                        CHESAPEAKE UTILITIES CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)


                      DELAWARE                 51-0064146
                      --------                 ----------
                 (State  or  other         (I.R.S.  Employer
                  jurisdiction  of        Identification  No.)
                   incorporation
                 or  organization)


                909 SILVER LAKE BOULEVARD, DOVER, DELAWARE 19904
                ------------------------------------------------
          (Address of principal executive offices, including Zip Code)


                                 (302) 734-6799
                                 --------------
              (Registrant's Telephone Number, including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

               Common Stock, par value $.4867 - 5,389,003 shares
                        issued as of September 30, 2001.

                                TABLE OF CONTENTS

PART  I  -  FINANCIAL  INFORMATION. . . . . . . . . . . . . . . . . . . . . . 1

  Item  1.     Financial  Statements. . . . . . . . . . . . . . . . . . . . . 1

    Notes  to  Consolidated  Financial  Statements. . . . . . . . . . . . . . 7
      1.   Quarterly  Financial  Data . . . . . . . . . . . . . . . . . . . . 7
      2.   Calculation  of  Earnings  Per  Share. . . . . . . . . . . . . . . 7
      3.   Commitments  and  Contingencies. . . . . . . . . . . . . . . . . . 7
           Environmental  Matters . . . . . . . . . . . . . . . . . . . . . . 7
           Other Commitments and Contingencies. . . . . . . . . . . . . . . . 8
      4.   Reclassification of Amounts for Prior Years. . . . . . . . . . . . 9
      5.   Recent  Authoritative  Pronouncements
           on  Financial  Reporting  and  Accounting. . . . . . . . . . . . . 9

  Item  2.     Management's  Discussion  and  Analysis  of  Financial
               Condition  and  Results  of  Operations. . . . . . . . . . . .10

      Business  Description . . . . . . . . . . . . . . . . . . . . . . . . .10

    Financial  Position, Liquidity  and  Capital  Resources . . . . . . . . .10

    Results  of  Operations  for  the  Quarter
    Ended  September  30,  2001 . . . . . . . . . . . . . . . . . . . . . . .12
      Consolidated  Overview. . . . . . . . . . . . . . . . . . . . . . . . .12
      Natural  Gas  Distribution  and  Transmission . . . . . . . . . . . . .12
      Propane  Gas  Distribution  and  Marketing . . . . . . . . . . . . . . 13
      Advanced  Information  Services. . . . . . . . . . . . . . . . . . . . 13
      Other  Business  Operations. . . . . . . . . . . . . . . . . . . . . . 13
      Operating  Income  Taxes . . . . . . . . . . . . . . . . . . . . . . . 13
      Interest  Expense. . . . . . . . . . . . . . . . . . . . . . . . . . . 14
      Environmental  Matters . . . . . . . . . . . . . . . . . . . . . . . . 14

    Results  of  Operations  for  the  Nine  Months
    Ended  September  30,  2001 . . . . . . . . . . . . . . . . . . . . . . .15
      Consolidated  Overview . . . . . . . . . . . . . . . . . . . . . . . . 15
      Natural  Gas  Distribution  and  Transmission. . . . . . . . . . . . . 15
      Propane  Gas  Distribution  and  Marketing . . . . . . . . . . . . . . 16
      Advanced  Information  Services. . . . . . . . . . . . . . . . . . . . 16
      Other  Business  Operations. . . . . . . . . . . . . . . . . . . . . . 16
      Operating  Income  Taxes . . . . . . . . . . . . . . . . . . . . . . . 16
      Interest  Expense . . . . . . . . . . . . . . . . . . . . . . . . . . .17
      Environmental  Matters . . . . . . . . . . . . . . . . . . . . . . . . 17

    Other  Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17
      Acquisitions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17
      Regulatory  Matters. . . . . . . . . . . . . . . . . . . . . . . . . . 17
      Competition. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17
      Inflation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18
      Cautionary  Statement. . . . . . . . . . . . . . . . . . . . . . . . . 18

  Item  3.     Quantitative and Qualitative Disclosures about Market Risk. . 18

PART  II  -  OTHER  INFORMATION. . . . . . . . . . . . . . . . . . . . . . . 20

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21

                         PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS


 CHESAPEAKE  UTILITIES  CORPORATION  AND  SUBSIDIARIES

 CONSOLIDATED  STATEMENTS  OF  INCOME  (UNAUDITED)

-------------------------------------------------------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30,  2001          2000
-------------------------------------------------------------

 OPERATING REVENUES . . . . . . .  $55,567,288   $59,212,768
 COST OF SALES. . . . . . . . . .   43,811,636    49,342,261
---------------------------------  ------------  ------------
 GROSS MARGIN . . . . . . . . . .   11,755,652     9,870,507
---------------------------------  ------------  ------------
 OPERATING EXPENSES
 Operations . . . . . . . . . . .    8,150,804     7,398,574
 Maintenance. . . . . . . . . . .      424,567       497,284
 Depreciation and amortization. .    2,101,239     1,887,069
 Other taxes. . . . . . . . . . .    1,022,592       832,704
 Income taxes . . . . . . . . . .     (505,969)     (701,165)
---------------------------------  ------------  ------------
 Total operating expenses . . . .   11,193,233     9,914,466
---------------------------------  ------------  ------------
 OPERATING INCOME (LOSS). . . . .      562,419       (43,959)

 OTHER INCOME, NET. . . . . . . .       62,560       156,894
---------------------------------  ------------  ------------
 INCOME BEFORE INTEREST CHARGES .      624,979       112,935

 INTEREST CHARGES . . . . . . . .    1,299,945     1,157,644
---------------------------------  ------------  ------------
 NET LOSS . . . . . . . . . . . .  $  (674,966)  $(1,044,709)
=================================  ============  ============

 LOSS PER SHARE OF COMMON STOCK:
 BASIC. . . . . . . . . . . . . .  $     (0.13)  $     (0.20)
---------------------------------  ------------  ------------
 DILUTED. . . . . . . . . . . . .  $     (0.13)  $     (0.20)
---------------------------------  ------------  ------------


The accompanying notes are an integral part of these financial statement.


 CHESAPEAKE  UTILITIES  CORPORATION  AND  SUBSIDIARIES

 CONSOLIDATED  STATEMENTS  OF  INCOME  (UNAUDITED)

----------------------------------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30,       2001          2000
----------------------------------------------------------------

 OPERATING REVENUES. . . . . . . . .  $260,658,029  $223,672,929
 COST OF SALES . . . . . . . . . . .   212,129,412   179,877,924
------------------------------------  ------------  ------------
 GROSS MARGIN. . . . . . . . . . . .    48,528,617    43,795,005
------------------------------------  ------------  ------------
 OPERATING EXPENSES
 Operations. . . . . . . . . . . . .    25,679,824    23,397,816
 Maintenance . . . . . . . . . . . .     1,278,765     1,413,341
 Depreciation and amortization . . .     6,136,866     5,555,690
 Other taxes . . . . . . . . . . . .     3,196,681     2,721,853
 Income taxes. . . . . . . . . . . .     3,266,502     2,874,304
------------------------------------  ------------  ------------
 Total operating expenses. . . . . .    39,558,638    35,963,004
------------------------------------  ------------  ------------
 OPERATING INCOME. . . . . . . . . .     8,969,979     7,832,001

 OTHER INCOME, NET . . . . . . . . .       311,769       239,226
------------------------------------  ------------  ------------
 INCOME BEFORE INTEREST CHARGES. . .     9,281,748     8,071,227

 INTEREST CHARGES. . . . . . . . . .     3,924,519     3,126,921
------------------------------------  ------------  ------------
 NET INCOME. . . . . . . . . . . . .  $  5,357,229  $  4,944,306
====================================  ============  ============

 EARNINGS PER SHARE OF COMMON STOCK:
 BASIC . . . . . . . . . . . . . . .  $       1.00  $       0.94
------------------------------------  ------------  ------------
 DILUTED . . . . . . . . . . . . . .  $       0.99  $       0.93
------------------------------------  ------------  ------------


The accompanying notes are an integral part of these financial statement.


 CHESAPEAKE  UTILITIES  CORPORATION  AND  SUBSIDIARIES

 CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)

------------------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30,                               2001           2000
------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $  5,357,229   $  4,944,306
  Adjustments to reconcile net income to net operating cash:
    Depreciation and amortization. . . . . . . . . . . . . .     7,490,163      5,031,310
    Deferred income taxes, net . . . . . . . . . . . . . . .        (3,883)       195,095
    Investment tax credit adjustments. . . . . . . . . . . .       (26,469)       (26,469)
    Mark-to-market adjustments . . . . . . . . . . . . . . .       881,449        (77,997)
    Other, net . . . . . . . . . . . . . . . . . . . . . . .       510,570        501,641
  Changes in assets and liabilities:
    Accounts receivable, net . . . . . . . . . . . . . . . .    16,426,692     (1,527,281)
    Inventory, materials, supplies and storage gas . . . . .      (107,579)    (4,099,648)
    Other current assets . . . . . . . . . . . . . . . . . .      (599,785)       178,957
    Other deferred charges . . . . . . . . . . . . . . . . .    (1,790,152)       170,552
    Accounts payable, net. . . . . . . . . . . . . . . . . .   (17,944,735)     3,358,296
    Refunds payable to customers . . . . . . . . . . . . . .      (251,568)      (226,232)
    Over (under) recovered purchased gas costs . . . . . . .       830,201     (2,081,300)
    Other current liabilities. . . . . . . . . . . . . . . .     1,321,246        879,380
------------------------------------------------------------  -------------  -------------
Net cash provided by operating activities. . . . . . . . . .    12,093,379      7,220,610
------------------------------------------------------------  -------------  -------------

INVESTING ACTIVITIES
  Property, plant and equipment expenditures, net. . . . . .   (18,733,989)   (11,777,192)
------------------------------------------------------------  -------------  -------------
Net cash used by investing activities. . . . . . . . . . . .   (18,733,989)   (11,777,192)
------------------------------------------------------------  -------------  -------------

FINANCING ACTIVITIES
  Common stock dividends, net of amounts reinvested. . . . .    (3,894,023)    (3,740,139)
  Issuance of stock:
    Dividend Reinvestment Plan optional cash . . . . . . . .       133,376        147,109
    Retirement Savings Plan. . . . . . . . . . . . . . . . .       793,458        692,171
  Net borrowing under line of credit agreements. . . . . . .     7,600,000     10,000,000
  Proceeds from issuance of long-term debt . . . . . . . . .       300,000              -
  Repayment of long-term debt. . . . . . . . . . . . . . . .    (1,390,221)    (2,287,265)
------------------------------------------------------------  -------------  -------------
Net cash provided by financing activities. . . . . . . . . .     3,542,590      4,811,876
------------------------------------------------------------  -------------  -------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS . . . .    (3,098,020)       255,294
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD . . . . . .     4,606,316      2,357,173
------------------------------------------------------------  -------------  -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . . . . . .  $  1,508,296   $  2,612,467
============================================================  =============  =============


The accompanying notes are an integral part of these financial statement.


 CHESAPEAKE  UTILITIES  CORPORATION  AND  SUBSIDIARIES

 CONSOLIDATED  BALANCE  SHEETS  (UNAUDITED)

-------------------------------------------------------------------------------------
                                                         SEPTEMBER 30,   DECEMBER 31,
ASSETS                                                       2001           2000
-------------------------------------------------------------------------------------

 PROPERTY, PLANT AND EQUIPMENT
 Natural gas distribution and transmission. . . . . . .  $161,398,567   $149,121,319
 Propane gas distribution and marketing . . . . . . . .    32,614,541     31,630,208
 Advanced information services. . . . . . . . . . . . .     1,924,205      1,699,968
 Other plant. . . . . . . . . . . . . . . . . . . . . .    11,889,628     10,488,581
-------------------------------------------------------  -------------  -------------
 Total property, plant and equipment. . . . . . . . . .   207,826,941    192,940,076
 Less:  Accumulated depreciation and amortization . . .   (66,678,273)   (61,473,757)
-------------------------------------------------------  -------------  -------------
 Net property, plant and equipment. . . . . . . . . . .   141,148,668    131,466,319
-------------------------------------------------------  -------------  -------------

 INVESTMENTS. . . . . . . . . . . . . . . . . . . . . .       615,492        616,293
-------------------------------------------------------  -------------  -------------

 CURRENT ASSETS
 Cash and cash equivalents. . . . . . . . . . . . . . .     1,508,296      4,606,316
 Accounts receivable, less allowance for uncollectibles    21,514,480     37,941,172
 Materials and supplies, at average cost. . . . . . . .     1,365,520      1,566,126
 Merchandise inventory, at average cost . . . . . . . .     1,750,517      1,234,072
 Propane inventory, at average cost . . . . . . . . . .     2,957,891      4,379,599
 Storage gas prepayments. . . . . . . . . . . . . . . .     4,713,771      3,500,323
 Under-recovered purchased gas costs. . . . . . . . . .     6,307,632      5,388,725
 Income taxes receivable. . . . . . . . . . . . . . . .       708,713      1,159,761
 Prepaid expenses and other current assets. . . . . . .     1,733,611      2,015,274
-------------------------------------------------------  -------------  -------------
 Total current assets . . . . . . . . . . . . . . . . .    42,560,431     61,791,368
-------------------------------------------------------  -------------  -------------

 DEFERRED CHARGES AND OTHER ASSETS
 Environmental regulatory assets. . . . . . . . . . . .     2,846,962      2,910,000
 Environmental expenditures . . . . . . . . . . . . . .     3,330,623      3,626,475
 Under-recovered purchased gas costs. . . . . . . . . .       210,454      1,959,562
 Other deferred charges and intangible assets . . . . .    11,976,964      8,329,485
-------------------------------------------------------  -------------  -------------
 Total deferred charges and other assets. . . . . . . .    18,365,003     16,825,522
-------------------------------------------------------  -------------  -------------


 TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .  $202,689,594   $210,699,502
=======================================================  =============  =============



The accompanying notes are an integral part of these financial statement.


 CHESAPEAKE  UTILITIES  CORPORATION  AND  SUBSIDIARIES

 CONSOLIDATED  BALANCE  SHEETS

-------------------------------------------------------------------------------------
                                                         SEPTEMBER 30,   DECEMBER 31,
CAPITALIZATION AND LIABILITIES                               2001           2000
-------------------------------------------------------------------------------------

 CAPITALIZATION
 Stockholders' equity
 Common Stock, par value $.4867 per share;
 (authorized 12,000,000 shares; issued 5,389,003
 and 5,297,443 shares, respectively). . . . . . . . . .  $  2,622,559   $  2,577,992
 Additional paid-in capital . . . . . . . . . . . . . .    29,170,980     27,672,005
 Retained earnings. . . . . . . . . . . . . . . . . . .    34,683,085     33,721,747
-------------------------------------------------------  -------------  -------------
 Total stockholders' equity . . . . . . . . . . . . . .    66,476,624     63,971,744

 Long-term debt, net of current maturities. . . . . . .    49,748,119     50,920,818
-------------------------------------------------------  -------------  -------------
 Total capitalization . . . . . . . . . . . . . . . . .   116,224,743    114,892,562
-------------------------------------------------------  -------------  -------------

 CURRENT LIABILITIES
 Current portion of long-term debt. . . . . . . . . . .     2,685,715      2,665,091
 Short-term borrowing . . . . . . . . . . . . . . . . .    33,000,000     25,400,000
 Accounts payable . . . . . . . . . . . . . . . . . . .    15,709,982     33,654,718
 Refunds payable to customers . . . . . . . . . . . . .       763,560      1,015,128
 Accrued interest . . . . . . . . . . . . . . . . . . .     1,173,907        595,175
 Dividends payable. . . . . . . . . . . . . . . . . . .     1,481,976      1,429,945
 Deferred income taxes payable. . . . . . . . . . . . .       986,664        985,349
 Other accrued liabilities. . . . . . . . . . . . . . .     5,860,867      5,674,418
-------------------------------------------------------  -------------  -------------
 Total current liabilities. . . . . . . . . . . . . . .    61,662,671     71,419,824
-------------------------------------------------------  -------------  -------------

 DEFERRED CREDITS AND OTHER LIABILITIES
 Deferred income taxes. . . . . . . . . . . . . . . . .    15,080,952     15,086,951
 Deferred investment tax credits. . . . . . . . . . . .       630,703        657,172
 Environmental liability. . . . . . . . . . . . . . . .     2,846,962      2,910,000
 Accrued pension costs. . . . . . . . . . . . . . . . .     1,640,134      1,625,128
 Other liabilities. . . . . . . . . . . . . . . . . . .     4,603,429      4,107,865
-------------------------------------------------------  -------------  -------------
 Total deferred credits and other liabilities . . . . .    24,802,180     24,387,116
-------------------------------------------------------  -------------  -------------


 TOTAL CAPITALIZATION AND LIABILITIES . . . . . . . . .  $202,689,594   $210,699,502
=======================================================  =============  =============


The accompanying notes are an integral part of these financial statement.

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

2.     CALCULATION  OF  EARNINGS  PER  SHARE


----------------------------------------------------------------------------------------------
                                                THREE MONTHS ENDED         NINE MONTHS ENDED
FOR THE PERIOD ENDED SEPTEMBER 30,              2001          2000         2001        2000
----------------------------------------------------------------------------------------------

 CALCULATION OF BASIC EARNINGS PER SHARE:
 Net (Loss) Income. . . . . . . . . . . . .  $ (674,966)  $(1,044,709)  $5,357,229  $4,944,306
 Weighted Average Shares Outstanding. . . .   5,381,702     5,263,418    5,351,523   5,235,909
-------------------------------------------  -----------  ------------  ----------  ----------
 BASIC (LOSS) EARNINGS PER SHARE. . . . . .  $    (0.13)  $     (0.20)  $     1.00  $     0.94
-------------------------------------------  -----------  ------------  ----------  ----------
 CALCULATION OF DILUTED EARNINGS PER SHARE:
 RECONCILIATION OF NUMERATOR:
 Net (Loss) Income - Basic. . . . . . . . .  $ (674,966)  $(1,044,709)  $5,357,229  $4,944,306
 Effect of 8.25% Convertible debentures . .           -             -      128,940     135,382
-------------------------------------------  -----------  ------------  ----------  ----------
 Adjusted numerator - Diluted . . . . . . .  $ (674,966)  $(1,044,709)  $5,486,169  $5,079,688
-------------------------------------------  -----------  ------------  ----------  ----------
 RECONCILIATION OF DENOMINATOR:
 Weighted Shares Outstanding - Basic. . . .   5,381,702     5,263,418    5,351,523   5,235,909
 Effect of Dilutive Securities
 Stock options. . . . . . . . . . . . . . .           -             -       12,951      11,340
 8.25% Convertible debentures . . . . . . .           -             -      201,908     211,221
-------------------------------------------  -----------  ------------  ----------  ----------
 Adjusted denominator - Diluted . . . . . .   5,381,702     5,263,418    5,566,382   5,458,470
-------------------------------------------  -----------  ------------  ----------  ----------

 DILUTED (LOSS) EARNINGS PER SHARE. . . . .  $    (0.13)  $     (0.20)  $     0.99  $     0.93
-------------------------------------------  -----------  ------------  ----------  ----------



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

At September 30, 2001, the Company had accrued $2.1 million of costs associated with the remediation of the Dover site and had recorded an associated regulatory asset for the same amount. Of that amount, $1.5 million was for estimated ground-water remediation and $600,000 was for remaining soil remediation. The $1.5 million represented the low end of the ground-water remediation estimates prepared by an independent consultant and was used because the Company could not, at that time, predict the remedy the EPA might require.

If  the  agreement  in  principle  receives  final  approval,  Chesapeake  will:

     - Design and construct a parking lot on the site and dismantle the soil vapor extraction system that had been erected at the site.
     - Receive a net payment of $1.15 million from other parties to the agreement. These proceeds will be passed on to Chesapeake's firm customers, in accordance with the environmental rate rider.
     - Receive a release from liability and covenant not to sue from the EPA and the State of Delaware. This will relieve Chesapeake from liability for future remediation at the site, unless previously unknown conditions are discovered at the site, or information previously unknown to EPA is received that indicates the remedial action related to the prior manufactured gas plant is not sufficiently protective. These contingencies are standard, and are required by the United States in all liability settlements.

Upon receiving final court approval of the consent decrees, Chesapeake will reduce both the accrued environmental liability and the associated environmental regulatory asset to the amount required to complete its obligations (primarily the design and construction of the parking lot).

In accordance with approval from the Maryland Department of the Environment ("MDE"), the Company's remedial system at the Salisbury Town Gas Light site has been temporarily shut down. The Company continues to perform ground-water monitoring at the site and is currently collecting ground-water monitoring data to support a permanent shut-down of the remedial system. The Company reduced the accrual for the costs associated with remediation procedures at this site to $112,000 from the $175,000 that had been accrued as of December 31, 2000. This revised amount is based on current estimates of the costs of continuing the remediation procedures for the next two years and shutting down the process. The corresponding regulatory asset that was recorded based on management's belief that costs incurred will be recoverable in base rates, was also reduced.

The Winter Haven Coal Gas site is located in the state of Florida. In May 2001, a Remedial Action Plan ("RAP") was approved by the Florida Department of the Environment ("FDEP") to address a majority of the site impacts. Proposals for implementation of the remedial system described in the approved RAP for remediation of soil and ground-water impacts on site were received in June 2001. Negotiations are currently underway for performance of this work. The Company has recorded a liability of $635,000 and a corresponding regulatory asset at September 30, 2001.

Most of the costs associated with the remediation of environmental contamination caused by natural gas distribution or transmission are recoverable by the Company through its base rates. Management believes that any unrecovered costs incurred to date, as well as costs to be incurred in the future, relating to remediation of contamination of the sites identified above will be recoverable through future rates or from other responsible parties.

OTHER  COMMITMENTS  AND  CONTINGENCIES
The Company has made contractual commitments of varying terms for daily entitlements of natural gas from various suppliers. In 2000, the Company entered into a long-term contract with an energy marketing and risk management company for management of some of its natural gas transportation and storage capacity. That contract is still in effect.

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

SFAS No. 142, "Goodwill and Other Intangible Assets," eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives. SFAS No. 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The impact of adopting SFAS No. 142 has not yet been determined, but may be material.

SFAS No. 143, "Accounting for Asset Retirement Obligations," provides guidance on the accounting for obligations associated with the retirement of long-lived assets. SFAS No. 143 requires a liability to be recognized in the financial statements for retirement obligations meeting specific criteria. Measurement of the initial obligation is to approximate fair value with an equivalent amount recorded as an increase in the value of the capitalized asset. The asset will be depreciable in accordance with normal depreciation policy and the liability will be increased, with a charge to the income statement, until the obligation is settled. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The potential impact of adopting SFAS No. 143 is not yet determinable.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," replaces SFAS No. 121. The statement develops one accounting model for long-lived assets to be disposed of by sale and addresses significant implementation issues. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The effect of implementing SFAS No. 144 has not yet been determined.

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


FINANCIAL  POSITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's capital requirements reflect the capital-intensive nature of its business and are principally attributable to the construction program and the retirement of outstanding debt. The Company relies on cash generated by operations and short-term borrowing to meet normal working capital requirements and to temporarily finance capital expenditures. To permanently finance capital improvements and acquisitions, the Company uses long-term debt and equity as required to maintain a sound capital structure. During the first nine months of 2001, net cash provided by operating activities, net cash used by investing activities and net cash provided by financing activities were approximately
$12.1 million, $18.7 million and $3.5 million, respectively. Based upon anticipated cash requirements in 2001, the Company may fund its capital expenditures and refinance short-term borrowings through the issuance of long-term debt. The timing of the issuance of any long-term debt is dependent upon a number of considerations, including the nature of the securities to be issued, and existing economic and financial market conditions.

The Board of Directors has authorized the Company to borrow up to $45 million from various banks and trust companies under short-term lines of credit. As of September 30, 2001, the Company had three unsecured bank lines of credit with two financial institutions, totaling $65 million. One of the lines of credit is fully committed. Short-term debt outstanding at September 30, 2001 and December 31, 2000 was $33 million and $25.4 million, respectively. In the first nine months, funding for capital expenditures and long-term debt reduction came from cash provided by operations, cash on hand and short-term borrowing. As of September 30, 2001, the Company had deferred $6.5 million, down $830,000 since December 31, 2000, of natural gas costs in excess of the cost of gas presently included in its base rates. Management expects to continue to recover these deferred costs through the gas cost recovery mechanism in each of the jurisdictions that regulate the Company's natural gas businesses.

During the nine-month periods ended September 30, 2001 and 2000, capital expenditures, including acquisitions, were approximately $18.7 million and $11.8 million, respectively. The Company has budgeted $31.5 million for capital expenditures during 2001. This amount approximates the Company's current forecasted spending for the year. The budget figures include $25.8 million for natural gas distribution and transmission; $2.5 million for propane distribution and marketing; $495,000 for advanced information services; and $2.7 million for general plant. The natural gas expenditures are for expansion and improvement of facilities, for the improvement and expansion of the pipeline system to better serve existing customers and to extend service to customers in the City of Milford, Delaware. The propane expenditures are to support customer growth and for the replacement of older equipment. The advanced information services expenditures are for computer hardware, software and related equipment.
Expenditures for general plant include building improvements, and computer software and hardware. Management expects to finance the 2001 construction program from short-term borrowing, cash from operations and the issuance of long-term debt, if conditions warrant. The construction program is subject to continual review and modification. Actual capital expenditures may differ from these estimates due to a number of factors including acquisition opportunities, changing economic conditions, customer growth in existing markets, regulation and new growth opportunities. The Company does not budget for acquisitions.

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

As of September 30, 2001, common equity represented 57.2 percent of permanent capitalization, compared to 55.7 percent as of December 31, 2000. Including both short-term financing and total capitalization, the equity component would have been 43.8 percent and 44.7 percent, respectively. The Company remains committed to maintaining a sound capital structure and strong credit ratings in order to provide the financial flexibility needed to access the capital markets when required. This commitment, along with adequate and timely rate relief for the Company's regulated operations, is intended to ensure that the Company will be able to attract capital from outside sources at a reasonable cost.

Interest for the first nine months of 2001 increased approximately $798,000, or 26%, over the same period in 2000. The increase was caused by an increase in average short-term borrowing for the first nine months of $3.8 million and an increase in the average long-term debt balances of $17.5 million. The increase in borrowing was generated primarily by capital spending and under-recovered gas costs. The Company earns interest on the under-recovered gas costs in Delaware and Florida. The weighted average interest rates for the first half of 2001 was down.

Accounts receivable decreased by $16.4 million and accounts payable decreased by $17.9 million from December 31, 2000 to September 30, 2001. Balances at year-end were higher, partially due to the higher wholesale price of propane affecting propane marketing receivables and payables, compared to the September 30, 2001 pricing levels. Additionally, the natural gas and propane distribution operations experienced higher revenue and receivables; thereby increasing the corresponding cost of sales and payables in the winter months due to colder temperatures when compared to the summer and early fall months.

RESULTS  OF  OPERATIONS  FOR  THE  QUARTER  ENDED  SEPTEMBER  30,  2001

CONSOLIDATED  OVERVIEW
The Company recognized a seasonal net loss of $675,000 or $0.13 per share for the third quarter of 2001. As indicated in the following table, the increase in income is primarily due to higher contributions of pre-tax operating income by the natural gas and advanced information services businesses. These gains were partially offset by pre-tax operating losses for the propane and other business operations, higher interest expense and reduced operating income tax benefit.


-----------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30,            2001          2000      CHANGE
-----------------------------------------------------------------------------------

 Pre-tax Operating Income (Loss)
   Natural Gas Distribution & Transmission.  $ 1,110,237   $   129,024   $ 981,213
   Propane Gas Distribution & Marketing . .   (1,473,152)   (1,439,698)    (33,454)
   Advanced Information Services. . . . . .      429,227       343,017      86,210
   Other & Eliminations . . . . . . . . . .       (9,862)      222,533    (232,395)
-------------------------------------------  ------------  ------------  ----------
 Pre-tax Operating Income (Loss). . . . . .       56,450      (745,124)    801,574

 Operating Income Taxes . . . . . . . . . .     (505,969)     (701,165)    195,196
 Interest . . . . . . . . . . . . . . . . .    1,299,945     1,157,644     142,301
 Non-Operating Income, net. . . . . . . . .       62,560       156,894     (94,334)
-------------------------------------------  ------------  ------------  ----------
 Net Loss . . . . . . . . . . . . . . . . .  $  (674,966)  $(1,044,709)  $ 369,743
===========================================  ============  ============  ==========


NATURAL  GAS  DISTRIBUTION  AND  TRANSMISSION
The natural gas distribution and transmission segment reported pre-tax operating income of $1.1 million for the third quarter 2001 as compared to $129,000 for the corresponding period last year an increase of $981,000. The increase in pre-tax operating income is due primarily to an increase in gross margin.


--------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30,   2001         2000       CHANGE
--------------------------------------------------------------------------

 Revenue . . . . . . . . . . . . .  $15,464,169  $16,801,554  $(1,337,385)
 Cost of Gas . . . . . . . . . . .    8,761,703   11,131,281   (2,369,578)
----------------------------------  -----------  -----------  ------------
 Gross Margin. . . . . . . . . . .    6,702,466    5,670,273    1,032,193

 Operations & Maintenance. . . . .    3,571,183    3,666,126      (94,943)
 Depreciation & Amortization . . .    1,411,992    1,346,320       65,672
 Other Taxes . . . . . . . . . . .      609,054      528,803       80,251
----------------------------------  -----------  -----------  ------------
 Total Operating Expenses. . . . .    5,592,229    5,541,249       50,980
----------------------------------  -----------  -----------  ------------
 Pre-tax Operating Income. . . . .  $ 1,110,237  $   129,024  $   981,213
==================================  ===========  ===========  ============


The gross margin increase was principally due to rate increases in Florida and an increase in firm transportation service provided by the interstate pipeline subsidiary. Additionally, margins for the Florida gas marketing operations increased. Operating expenses increased primarily due to increased depreciation and property taxes. The increase was partially offset by decreases in operations and maintenance expenses resulting from cost containment measures initiated during the second quarter of this year.


PROPANE  GAS  DISTRIBUTION  AND  MARKETING
For the third quarter of 2001, the propane segment recognized a seasonal pre-tax operating loss of $1,473,000 compared to $1,440,000 for the same period last year, a change of two percent.


--------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30,   2001         2000       CHANGE
--------------------------------------------------------------------------

 Revenue . . . . . . . . . . . .  $33,122,533   $37,357,254   $(4,234,721)
 Cost of Sales . . . . . . . . .   31,708,824    35,742,022    (4,033,198)
--------------------------------  ------------  ------------  ------------
 Gross Margin. . . . . . . . . .    1,413,709     1,615,232      (201,523)

 Operations & Maintenance. . . .    2,379,479     2,567,646      (188,167)
 Depreciation & Amortization . .      354,132       354,837          (705)
 Other Taxes . . . . . . . . . .      153,250       132,447        20,803
--------------------------------  ------------  ------------  ------------
 Total Operating Expenses. . . .    2,886,861     3,054,930      (168,069)
--------------------------------  ------------  ------------  ------------
 Pre-tax Operating Loss. . . . .  $(1,473,152)  $(1,439,698)  $   (33,454)
================================  ============  ============  ============


Gross margins decreased due to a reduction in propane distribution gallons sold for the third quarter. Operating expenses decreased partially due to cost reduction initiatives undertaken during the second quarter. This offset a portion of the decline in gross margin.

ADVANCED  INFORMATION  SERVICES
The advanced information services segment recognized pre-tax operating income of $429,000 for the third quarter of 2001 as compared to $343,000 for the same period last year, an increase of 25%.


-------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30,  2001         2000       CHANGE
-------------------------------------------------------------------------

 Revenue . . . . . . . . . . . . . . .  $4,028,523  $3,291,323  $737,200
 Cost of Sales . . . . . . . . . . . .   1,981,900   1,652,114   329,786
--------------------------------------  ----------  ----------  ---------
 Gross Margin. . . . . . . . . . . . .   2,046,623   1,639,209   407,414

 Operations & Maintenance. . . . . . .   1,402,026   1,117,521   284,505
 Depreciation & Amortization . . . . .      67,378      67,440       (62)
 Other Taxes . . . . . . . . . . . . .     147,992     111,231    36,761
--------------------------------------  ----------  ----------  ---------
 Total Operating Expenses. . . . . . .   1,617,396   1,296,192   321,204
--------------------------------------  ----------  ----------  ---------
 Pre-tax Operating Income. . . . . . .  $  429,227  $  343,017  $ 86,210
======================================  ==========  ==========  =========


The increase in pre-tax operating income was primarily the result of an increase in revenues over the depressed levels experienced in 2000. During 2000, many companies curtailed their information technology expenditures, after implementing their Year 2000 contingency plans. During 2001, this segment has expanded its service offerings and repositioned itself under a new name, BravePoint, Inc. The margin increase was partially offset by increased operating expenses, primarily sales and marketing. An aggressive marketing campaign, associated with the repositioning of the segment, increased sales and marketing expenses $268,000.

OTHER  BUSINESS  OPERATIONS
Pre-tax operating income for the third quarter decreased by $232,000 over the same period last year for other operations. This decline was primarily the result of a decline in the performance of one of the Company's water businesses and the costs associated with establishing a management infrastructure for the water businesses recently acquired. Additionally, costs were incurred in conjunction with water expanding into new service territories.

OPERATING  INCOME  TAXES
The income tax benefit was lower due to the decrease in the operating loss for the current quarter. For 2001, the Company anticipates paying tax at a higher composite income tax rate.

INTEREST  EXPENSE
Interest for the third quarter of 2001 increased approximately $142,000, or 12%, over the same period in 2000. The increase was caused by an increase in average short-term borrowing of $1.4 million and an increase in the average long-term debt balance of $17.8 million over the third quarter of 2000. The increase in borrowing was primarily due to capital expenditures and under-recovered gas costs. The Company earns interest on the under-recovered gas costs. The weighted average interest rates for the third quarter of 2001 were lower than those in 2000.

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


RESULTS  OF  OPERATIONS  FOR  THE  NINE  MONTHS  ENDED  SEPTEMBER  30,  2001

CONSOLIDATED  OVERVIEW
The Company recognized net income of $5.4 million for the first nine months of 2001, an increase of eight percent over the prior year. As indicated in the following table, the increase in income is primarily due to a greater contribution of pre-tax operating income by the natural gas, propane and advanced information services segments. These gains were partially offset by lower pre-tax operating income from other business operations and increased interest expense.

-----------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30,             2001          2000      CHANGE
-----------------------------------------------------------------------------------

 Pre-tax Operating Income (Loss)
   Natural Gas Distribution & Transmission.  $ 9,925,881   $ 8,582,296  $1,343,585
   Propane Gas Distribution & Marketing . .    1,695,813     1,144,287     551,526
   Advanced Information Services. . . . . .      644,995       318,050     326,945
   Other & Eliminations . . . . . . . . . .      (30,208)      661,672    (691,880)
-------------------------------------------  ------------  -----------  -----------
 Pre-tax Operating Income . . . . . . . . .   12,236,481    10,706,305   1,530,176

 Operating Income Taxes . . . . . . . . . .    3,266,502     2,874,304     392,198
 Interest . . . . . . . . . . . . . . . . .    3,924,519     3,126,921     797,598
 Non-Operating Income, net. . . . . . . . .      311,769       239,226      72,543
-------------------------------------------  ------------  -----------  -----------
 Net Income . . . . . . . . . . . . . . . .  $ 5,357,229   $ 4,944,306  $  412,923
===========================================  ============  ===========  ===========


NATURAL  GAS  DISTRIBUTION  AND  TRANSMISSION
The natural gas distribution and transmission segment reported pre-tax operating income of $9.9 million for the first nine months of 2001 as compared to $8.6 million for the corresponding period last year an increase of $1.3 million. The increase in pre-tax operating income is due to an increase in gross margin partially offset by higher operating expenses.


--------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30,    2001         2000       CHANGE
--------------------------------------------------------------------------

 Revenue . . . . . . . . . . . . .  $86,064,903  $68,698,849  $17,366,054
 Cost of Gas . . . . . . . . . . .   58,504,229   42,979,602   15,524,627
----------------------------------  -----------  -----------  ------------
 Gross Margin. . . . . . . . . . .   27,560,674   25,719,247    1,841,427

 Operations & Maintenance. . . . .   11,490,858   11,536,450      (45,592)
 Depreciation & Amortization . . .    4,221,968    3,954,809      267,159
 Other Taxes . . . . . . . . . . .    1,921,967    1,645,692      276,275
----------------------------------  -----------  -----------  ------------
 Total Operating Expenses. . . . .   17,634,793   17,136,951      497,842
----------------------------------  -----------  -----------  ------------
 Pre-tax Operating Income. . . . .  $ 9,925,881  $ 8,582,296  $ 1,343,585
==================================  ===========  ===========  ============


The increase in margin was the result of a rate increase in Florida and an increase in firm transportation services provided by the interstate pipeline subsidiary. The increased margin generated by the colder weather in Delaware was largely offset by a reduction in Delaware's distribution margins that resulted from a weather normalization adjustment of $418,000 recorded in 2000. Operating expenses were higher primarily due to increased depreciation and property taxes.

PROPANE  GAS  DISTRIBUTION  AND  MARKETING
For the first nine months of 2001, the propane segment contributed pre-tax operating income of $1.7 million as compared to $1.1 million for the same period last year. The increase is the result of an increase in gross margin partially offset by an increase in operating expenses.

---------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30,     2001          2000       CHANGE
---------------------------------------------------------------------------

 Revenue . . . . . . . . . . . . .  $156,461,330  $140,382,417  $16,078,913
 Cost of Sales . . . . . . . . . .   144,613,952   129,342,098   15,271,854
----------------------------------  ------------  ------------  -----------
 Gross Margin. . . . . . . . . . .    11,847,378    11,040,319      807,059

 Operations & Maintenance. . . . .     8,545,894     8,380,115      165,779
 Depreciation & Amortization . . .     1,068,417     1,045,813       22,604
 Other Taxes . . . . . . . . . . .       537,254       470,104       67,150
----------------------------------  ------------  ------------  -----------
 Total Operating Expenses. . . . .    10,151,565     9,896,032      255,533
----------------------------------  ------------  ------------  -----------
 Pre-tax Operating Income. . . . .  $  1,695,813  $  1,144,287  $   551,526
==================================  ============  ============  ===========


Margins increased for both propane distribution and marketing. Retail margins per gallon for the first quarter of 2001 were improved over depressed levels in 2000. Marketing margins were enhanced due to propane price volatility. These increases were partially offset by increased operating expenses caused by higher energy prices and customer service initiatives implemented in 2000.

ADVANCED  INFORMATION  SERVICES
The advanced information services segment recognized pre-tax operating income of $645,000 for the first nine months of 2001 as compared to $318,000 for the same period last year.


--------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30,    2001          2000      CHANGE
--------------------------------------------------------------------------

 Revenue . . . . . . . . . . . . . .  $11,124,407  $9,653,927  $1,470,480
 Cost of Sales . . . . . . . . . . .    5,634,383   5,234,327     400,056
------------------------------------  -----------  ----------  -----------
 Gross Margin. . . . . . . . . . . .    5,490,024   4,419,600   1,070,424

 Operations & Maintenance. . . . . .    4,179,121   3,469,783     709,338
 Depreciation & Amortization . . . .      197,300     214,881     (17,581)
 Other Taxes . . . . . . . . . . . .      468,608     416,886      51,722
------------------------------------  -----------  ----------  -----------
 Total Operating Expenses. . . . . .    4,845,029   4,101,550     743,479
------------------------------------  -----------  ----------  -----------
 Pre-tax Operating Income. . . . . .  $   644,995  $  318,050  $  326,945
====================================  ===========  ==========  ===========


This increase reflects higher revenues in 2001 compared to depressed levels in 2000. During 2000, revenues from the Company's traditional information technology services (i.e. non web-related services) declined after their clients finished implementing their Year 2000 contingency plans. New service offerings, particularly web-related services, have helped improve 2001 revenues. This business segment adopted a new name, BravePoint, Inc., and has been marketing aggressively. Sales and marketing expenses, which increased $625,000, were the main factors in the rise in operating expenses from 2000 to 2001.

OTHER  BUSINESS  OPERATIONS
Pre-tax operating income for the nine months ended September 30, 2001 decreased by $692,000 over the same period last year for other operations. This decline was primarily the result of a decline in the performance of one of the Company's water businesses and the costs associated with establishing a management infrastructure for the water businesses. Additionally, costs were incurred in conjunction with the water business expanding into new service territories.

OPERATING  INCOME  TAXES
Operating income taxes were higher due to the increase in operating income for the first nine months of the year. For 2001, the Company anticipates paying tax at a higher composite income tax rate.

INTEREST  EXPENSE
Interest for the first nine months of 2001 increased approximately $798,000, or 26%, over the same period in 2000. The increase was caused by an increase in average short-term borrowing of $3.8 million and an increase in the average long-term debt balances of $17.5 million. The increase in borrowing was generated primarily by capital spending and under-recovered gas costs. The
Company earns interest on the under-recovered gas costs. In addition, the weighted average interest rate for the first nine months of 2001 was down.

ENVIRONMENTAL  MATTERS
The Company continues to work with federal and state environmental agencies to assess the environmental impact and explore options for corrective action at three former manufactured gas plant sites (see Note 3 to the Consolidated Financial Statements). The Company believes that future costs associated with these sites will be recoverable in rates or through sharing arrangements with, or contributions by, other responsible parties.


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

REGULATORY  MATTERS
The Company's natural gas distribution operations are subject to regulation by the Delaware, Maryland and Florida Public Service Commissions. In addition, the natural gas transmission operation is subject to regulation by the Federal Energy Regulatory Commission.

A request for approval of a rate increase for the Florida natural gas distribution division was filed in June 2000 and interim rates went into effect on August 10, 2000. An order was issued by the Commission in November 2000 approving a rate increase. Final rates were effective in December 2000.

The Company filed for a base rate increase with the Delaware Public Service Commission on August 2, 2001. Management began charging higher interim rates, subject to refund, in October 2001 with permanent rates going into effect subject to approval by the Public Service Commission.

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

The Company's propane distribution operations compete with several other propane distributors in their service territories, primarily on the basis of service and price. Competitors include both large national companies and many, generally smaller, local companies. The number of small local competitors has increased significantly in the last few of years as fuel oil dealers and electric cooperatives have entered the propane distribution business.

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

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Market risk represents the potential loss arising from adverse changes in market rates and prices. The Company's long-term debt consists of first mortgage bonds, senior notes and convertible debentures with fixed interest rates, none of which was entered into for trading purposes. The carrying value of this long-term debt at September 30, 2001 was $52.4 million with a fair value of $59.4 million, based mainly on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The Company is exposed to changes in interest rates due to the use of fixed rate long-term debt to finance the business. Management continually monitors fluctuations in interest rates and debt markets to assess the benefits of changing the mix of long and short-term debt or refinancing existing debt.

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

The forward and futures contracts are entered into for trading and wholesale marketing purposes. The propane marketing business is subject to commodity price risk on its open positions to the extent that market prices for NGL deviate from fixed contract settlement prices. Market risk associated with the trading of futures and forward contracts are monitored daily for compliance with the Company's Risk Management Policy, which includes volumetric limits for open positions. To manage exposures to changing market prices, open positions are marked up or down to market prices and reviewed by oversight officials on a daily basis. Additionally, the Risk Management Committee reviews periodic reports on market and credit risk, approves any exceptions to the Risk Management Policy (within limits established by the Board of Directors) and authorizes the use of any new types of contracts. Quantitative information on forward and futures contracts at September 30, 2001 is presented in the following table. All of the contracts mature within twelve months.

--------------------------------------------------------------------------------
                                QUANTITY        ESTIMATED       WEIGHTED AVERAGE
AT SEPTEMBER 30, 2001          IN GALLONS     MARKET PRICES     CONTRACT PRICES
--------------------------------------------------------------------------------

 FORWARD CONTRACTS
 Sale. . . . . . . . . . . .  23,662,800   $0.4000 - $0.4025        $0.4654
 Purchase. . . . . . . . . .  21,210,000   $0.4075 - $0.4150        $0.4720

 FUTURES CONTRACTS
 Sale. . . . . . . . . . . .     168,000   $0.4025 - $0.4125        $0.4250
 Purchase. . . . . . . . . .     588,000   $0.4025 - $0.4125        $0.4895
--------------------------------------------------------------------------------


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

ITEM  1.     LEGAL  PROCEEDINGS
             See  Note  3  to  the  Consolidated  Financial  Statements

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS
             None

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES
             None

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
             None

ITEM  5.     OTHER  INFORMATION
             None

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K
             On November 1, 2001, the Company filed, under Item 5, that three new members had been appointed to its Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Chesapeake  Utilities  Corporation



/s/  Michael  P.  McMasters
----------------------------------
Michael  P.  McMasters
Vice  President,  Treasurer  and  Chief  Financial  Officer


Date:  November  14,  2001