Form 10-K405
period 2001-12-31
CHESAPEAKE UTILITIES CORP
filed 2002-03-29
CIK 19745

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2001

                       COMMISSION FILE NUMBER: 001-11590

                        CHESAPEAKE UTILITIES CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                STATE  OF  DELAWARE                    51-0064146
                -------------------                    ----------
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

                                  302-734-6799
                                  ------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

     TITLE  OF  EACH  CLASS     NAME  OF  EACH  EXCHANGE  ON  WHICH  REGISTERED
     ----------------------     -----------------------------------------------
       COMMON STOCK - PAR                NEW YORK STOCK EXCHANGE, INC.
     VALUE PER SHARE $.4867


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

As of March 25, 2002, 5,456,536 shares of common stock were outstanding. The aggregate market value of the common shares held by non-affiliates of Chesapeake Utilities Corporation, based on the last trade price on March 25, 2002, as reported by the New York Stock Exchange, was approximately $99.9 million.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference in Part III.
================================================================================

                        CHESAPEAKE UTILITIES CORPORATION
                                    FORM 10-K

                          YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART  I.......................................................................1
  Item  1.   Business.........................................................1
  Item  2.   Properties......................................................10
  Item  3.   Legal  Proceedings..............................................11
  Item  4.   Submission  of  Matters  to  a  Vote  of  Security  Holders.....14

PART  II.....................................................................15
  Item  5.   Market  for  the Registrant's Common Stock and
             Related Security Holder Matters.................................15
  Item  6.   Selected  Financial  Data.......................................16
  Item  7.   Management's Discussion and Analysis of Financial
             Condition and Results of  Operations............................20
  Item  7a.  Quantitative  and  Qualitative Disclosures About Market Risk....30
  Item  8.   Financial  Statements  and  Supplemental  Data..................30
  Item  9.   Changes  In  and  Disagreements  With  Accountants
             on  Accounting and Financial  Disclosure........................50

PART  III....................................................................50
  Item  10.   Directors  and  Executive  Officers  of  the  Registrant.......50
  Item  11.   Executive  Compensation........................................50
  Item  12.   Security Ownership of Certain Beneficial Owners
              and Management.................................................50
  Item  13.   Certain  Relationships  and  Related  Transactions.............50

PART  IV.....................................................................51
  Item  14.   Financial  Statements,  Financial  Statement  Schedules,
              Exhibits and Reports  on  Form  8-K............................51

PART  I

ITEM  1.  BUSINESS
Chesapeake has made statements in this Form 10-K that are considered to be forward-looking statements. These statements are not matters of historical fact. Sometimes they contain words such as "believes," "expects," "intends," "plans," "will," or "may," and other similar words of a predictive nature. These statements relate to matters such as customer growth, changes in revenues or margins, capital expenditures, environmental remediation costs, regulatory approvals, market risks associated with the Company's propane marketing operation, the competitive position of the Company and other matters. It is important to understand that these forward-looking statements are not guarantees, but are subject to certain risks and uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements. See Item 7 under the heading "Management's Discussion and Analysis - Cautionary Statement."

(A)     GENERAL  DEVELOPMENT  OF  BUSINESS
Chesapeake Utilities Corporation ("Chesapeake" or "the Company") is a diversified utility company engaged primarily in natural gas distribution and transmission, propane distribution and marketing, and providing advanced information services.

Chesapeake's three natural gas distribution divisions serve approximately 42,700 residential, commercial and industrial customers in southern Delaware, Maryland's Eastern Shore and Florida. The Company's natural gas transmission subsidiary, Eastern Shore Natural Gas Company ("Eastern Shore"), operates a 281-mile interstate pipeline system that transports gas from various points in Pennsylvania to the Company's Delaware and Maryland distribution divisions, as well as to other utilities and industrial customers in Southern Pennsylvania, Delaware and on the Eastern Shore of Maryland. The Company's propane distribution operation serves approximately 34,600 customers in southern Delaware, the Eastern Shore of both Maryland and Virginia and parts of Florida. The advanced information services segment provides consulting, custom programming, training and development tools for national and international clients.

(B)     FINANCIAL  INFORMATION  ABOUT  INDUSTRY  SEGMENTS
Financial information by business segment is included in Item 7 under the heading "Notes to Consolidated Financial Statements - Note C."

(C)     NARRATIVE  DESCRIPTION  OF  BUSINESS
The Company is engaged in three primary business activities: natural gas distribution and transmission, propane distribution and marketing, and advanced information services. In addition to the three primary groups, Chesapeake has subsidiaries in other service-related businesses.

(I)  (A)  NATURAL  GAS  DISTRIBUTION  AND  TRANSMISSION
GENERAL
Chesapeake distributes natural gas to approximately 42,700 residential, commercial and industrial customers in southern Delaware, the Salisbury and Cambridge, Maryland areas on Maryland's Eastern Shore, and Florida. These activities are conducted through three utility divisions, one division in Delaware, another in Maryland and a third division in Florida. The Company offers natural gas supply and supply management services in the state of Florida under the name of Peninsula Energy Services Company ("PESCO").

Delaware and Maryland. Chesapeake's Delaware and Maryland utility divisions ("Delaware," "Maryland" or "the divisions") serve an average of approximately 32,400 customers, of which approximately 32,230 are residential and commercial customers purchasing gas primarily for heating purposes. The remainder are industrial customers. For the year 2001, residential and commercial customers accounted for approximately 78% of the volume delivered by the divisions and 70%

Chesapeake Utilities Corporation     Page 1
of the divisions' revenue. The divisions' industrial customers purchase gas, primarily on an interruptible basis, for a variety of manufacturing, agricultural and other uses. Most of Chesapeake's customer growth in these divisions comes from new residential construction using gas heating equipment.

Florida. The Florida division distributes natural gas to approximately 10,500 residential and commercial and 92 industrial customers in Polk, Osceola, Hillsborough, Gadsden, Gilchrist, Union, Holmes, Jackson, Desoto, Suwannee and Citrus Counties. Currently the 92 industrial customers, which purchase and transport gas either on a firm or an interruptible basis, account for approximately 93% of the volume delivered by the Florida division and 40% of the revenues. These customers are primarily engaged in the citrus and phosphate industries and in electric cogeneration. The Company's Florida division, through Peninsula Energy Services Company provides natural gas supply management services to 203 customers.

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

ADEQUACY  OF  RESOURCES
General. The Delaware and Maryland divisions have both firm and interruptible contracts with four interstate "open access" pipelines including Eastern Shore. The divisions are directly interconnected with Eastern Shore and services upstream of Eastern Shore are contracted with Transco Gas Pipeline Corporation ("Transco"), Columbia Gas Transmission ("Columbia") and Columbia Gulf Transmission Company ("Gulf"). The divisions use their firm transportation supply resources to meet a significant percentage of their projected demand requirements. In order to meet the difference between firm supply and firm demand, the divisions purchase natural gas supply on the "spot market" from various suppliers that is transported by the upstream pipelines and delivered to the divisions' interconnects with Eastern Shore. The divisions also have the capability to use propane-air peak-shaving to supplement or displace the "spot market" purchases. The Company believes that the availability of gas supply to the Delaware and Maryland divisions is adequate under existing arrangements to meet the anticipated needs of their customers.

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

Chesapeake Utilities Corporation     Page 2

Delaware's contracts with Eastern Shore include: (a) firm transportation capacity of 30,225 Dt per day for the period December through February, 29,003 Dt per day for the months of November, March and April, and 19,927 Dt per day for the period May through October, with various expiration dates ranging from 2004 to 2017; (b) firm storage capacity under Eastern Shore's Rate Schedule GSS providing a peak day entitlement of 2,655 Dt and a total capacity of 131,370 Dt, which expires in 2013; (c) firm storage capacity under Eastern Shore's Rate Schedule LSS providing a peak day entitlement of 580 Dt and a total capacity of 29,000 Dt, which expires in 2013; and (d) firm storage capacity under Eastern Shore's Rate Schedule LGA providing a peak day entitlement of 911 Dt and a total capacity of 5,708 Dt, which expires in 2006. Delaware's firm transportation contracts with Eastern Shore also include Eastern Shore's provision of swing transportation service. This service includes: (a) firm transportation capacity of 1,846 Dt per day on Transco's pipeline system, retained by Eastern Shore, in addition to Delaware's Transco capacity referenced earlier and (b) an interruptible storage service under Transco's Rate Schedule ESS that supports a swing supply service provided under Transco's Rate Schedule FS.

Delaware currently has contracts for the purchase of firm natural gas supply with several suppliers. These supply contracts provide the availability of a maximum firm daily entitlement of 19,700 Dt and the supplies are transported by Transco, Columbia, Gulf and Eastern Shore under firm transportation contracts. The gas purchase contracts have various expiration dates and daily quantities may vary from day to day and month to month.

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

Maryland currently has contracts for the purchase of firm natural gas supply with several suppliers. These supply contracts provide the availability of a maximum firm daily entitlement of 7,600 Dt and the supplies are transported by

Chesapeake Utilities Corporation     Page 3

Transco, Columbia, Gulf and Eastern Shore under Maryland's transportation contracts. The gas purchase contracts have various expiration dates and daily quantities may vary from day to day and month to month.

Florida. The Florida division receives transportation service from Florida Gas Transmission Company ("FGT"), a major interstate pipeline. Chesapeake has contracts with FGT for: (a) daily firm transportation capacity of 27,579 Dt in November through April, 21,200 Dt in May through September, and 27,416 Dt in October under FGT's firm transportation service FTS-1 rate schedule; (b) daily firm transportation capacity of 5,100 Dt in May through October, and 1,600 in November through April under FGT's firm transportation service FTS-2 rate schedule. The firm transportation contract FTS-1 expires on August 1, 2010 with the Company retaining a right of first refusal on this capacity. The firm transportation contract FTS-2 expires on March 1, 2015. Chesapeake has requested and been approved for a turnback of all but 1,000 Dt per day year round of it's FTS-2 capacity. This turnback coincides with the in service dates of FGT's Phase 5 Project scheduled to be in service in the second quarter of 2002.

The Florida division currently receives its gas supply from various suppliers. If needed, some supply is bought on the spot market; however, the majority is bought under the terms of two firm supply contacts. The Company believes that the availability of gas supply to the Florida division is adequate under existing arrangements to meet customer's needs.

Eastern Shore. Eastern Shore has 2,888 thousand cubic feet ("Mcf") of firm transportation capacity under Rate Schedule FT under contract with Transco, which expires in 2005. Eastern Shore also has 7,046 Mcf of firm peak day entitlements and total storage capacity of 278,264 Mcf under Rate Schedules GSS, LSS and LGA, respectively, under contract with Transco. The GSS and LSS contracts expire in 2013 and the LGA contract expires in 2006.

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

COMPETITION
See discussion on competition in Item 7 under the heading "Management's Discussion and Analysis - Competition."

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

Eastern Shore is subject to regulation by the FERC as an interstate pipeline. The FERC regulates the provision of service, terms and conditions of service, and the rates and fees Eastern Shore can charge for its transportation services. In addition, the FERC regulates the rates Eastern Shore is charged for transportation and transmission line capacity and services provided by Transco and Columbia.

Management monitors the rate of return in each jurisdiction in order to ensure the timely filing of rate adjustment applications.

Chesapeake Utilities Corporation     Page 4

REGULATORY  PROCEEDINGS
Delaware. In September 1998, Chesapeake's Delaware division filed an application with the Delaware Public Service Commission ("DPSC") to propose certain rate design changes to its existing margin sharing mechanism, which was approved in Chesapeake's last rate case.

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

Also under the agreements, the Company excludes the interruptible margins from the existing margin sharing mechanism for one specific interruptible customer on its distribution system for whom the Company made a capital investment to serve and currently has under a contract for interruptible service. Any additional margin retained for this customer will be included in the $500,000 cap mentioned above. The DPSC issued its final approval of the proposed settlement on May 25, 1999.

The Company earned or retained $500,000 of additional gross margin during 2000 as the Company met the requirements of the approved settlement in order to implement the approved mechanism. The mechanism had no impact on 2001 gross margins.

On August 2, 2001, the Delaware Division filed a general rate increase application. Interim rates, subject to refund went into effect on October 1, 2001. A settlement agreement was reached on February 20, 2002 that would result in an annual increase in rates of approximately $380,000. The agreement is expected to be submitted to the DPSC for final approval in the second quarter of 2002.

As a result of filing the general rate increase application on August 2, 2001, the Delaware Division's previously approved rate design changes in 1999 to its margin sharing mechanism terminated. The previous rate design changes that addressed the level of recovery of fixed distribution costs from its residential and smaller commercial customers in relation to its margin sharing mechanism and the actual weather experienced, ended upon the implementation of interim rates on October 1, 2001.

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

Chesapeake Utilities Corporation     Page 5

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

Florida. On August 8, 2001, the Florida Division filed a petition for approval of tariff modifications relating to the Competitive Rate Adjustment Cost Recovery Clause (the "Clause"). On October 1, 2001, the Florida Public Service Commission ("FPSC") issued an order approving the Clause. The Clause provides for the equitable distribution of surpluses or collection of shortfalls from both sales and transportation customers of any variances between our tariff rates and actual revenue derived from those customers who are provided service under our flexible rate tariff. All "market price sensitive" customers are excluded from the Clause.

On November 19, 2001, the Florida Division filed a petition with the Florida Public Service Commission for approval of certain transportation cost recovery factors. The Florida Public Service Commission approved the factors on January 24, 2002. In the Florida Division's rate case approved in November 2000, the FPSC approved the concept but not the specifics of the recovery methodology or the level of costs to be recovered. The methodology and factors approved provide for the recovery, over a two year period, of the Florida Division's actual and projected expenses incurred in the implementation of the transportation provisions of the tariff as approved in the November 2000 rate case.

On February 4, 2002, the FPSC approved a special contract with Suwannee American Limited Partnership. The agreement is for the construction of distribution facilities connecting Florida Gas Transmission's (FGT) pipeline to the Suwannee American cement plant in order to provide natural gas service. The FGT pipeline and all of the Florida Division's facilities are located on Suwannee America's property located in Suwannee County, Florida.

Eastern Shore. On December 9, 1999, Eastern Shore filed an application before the FERC requesting authorization for the following: (1) construct and operate approximately two miles of 16-inch mainline looping in Pennsylvania, (2) abandonment of one mile of 2-inch lateral in Delaware and Maryland and replacement of the segment with a 4-inch lateral, (3) construct and operate approximately ten miles of 6-inch mainline extension in Delaware, (4) construct and operate five delivery points on the new 6-inch mainline extension in Delaware, and (5) install certain minor auxiliary facilities at the existing Daleville compressor station in Pennsylvania. The purpose of the construction was to enable Eastern Shore to provide 7,065 Dekatherms ("Dts") of additional daily firm service capacity on Eastern Shore's system. The FERC approved Eastern Shore's application on April 28, 2000. The two miles of 16-inch mainline looping in Pennsylvania and the one mile of 4-inch lateral replacement in Delaware and Maryland were completed and placed in service during the fourth quarter of 2000. The ten miles of 6-inch mainline extension and associated delivery points in Delaware were completed and placed into service during the third quarter of 2001.

On January 11, 2001, Eastern Shore filed an application before the FERC requesting authorization for the following: (1) to construct and operate six miles of 16-inch pipeline looping in Pennsylvania and Maryland, (2) install 3,330 horsepower of additional capacity at the existing Daleville compressor station and (3) construct and operate a new delivery point in Chester County, Pennsylvania. The purpose of the construction was to enable Eastern Shore to provide 19,800 Dts of additional daily firm service capacity on its system. The expansion was completed and placed in service in the fourth quarter of 2001.

On January 25, 2002, Eastern Shore filed an application before FERC requesting authorization for the following: (1) Segment 1 - construct and operate 1.5 miles of 16-inch mainline looping in Pennsylvania on Eastern Shore's existing

Chesapeake Utilities Corporation     Page 6
right-of-way; and (2) Segment 2 - construct and operate 1.0 mile of 16-inch mainline looping in Maryland and Delaware on, or adjacent to, Eastern Shore's existing right-of-way. The purpose of the proposed construction is to enable Eastern Shore to provide 4,500 Dts of additional daily firm capacity on Eastern Shore's system. The proposed expansion is targeted for completion by November 1, 2002 and is estimated to cost approximately $2,654,000.

On October 31, 2001, Eastern Shore filed revised tariff sheets to reflect a general Natural Gas Act Section 4 rate increase before the FERC. The filing was made pursuant to the requirements of Article XII of the Stipulation and Agreement dated August 1, 1997. Eastern Shore's filing proposed a change in base rates for firm transportation services.

On November 30, 2001, the Commission issued an Order, which accepted and suspended the effectiveness of the rates until May 1, 2002 subject to refund and the outcome of a hearing. A pre-hearing conference was held on December 18, 2001 and the hearing was scheduled has been September 24, 2002.

Discovery related to the rate proceeding began in January 2002 with FERC Staff data requests. The outcome of the proceedings is uncertain.

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

The Company's consolidated propane distribution operation served approximately 34,600 propane customers on the Delmarva Peninsula and delivered approximately 22 million retail and wholesale gallons of propane during 2001.

In April 2000, Sharp Energy, Inc. started a propane distribution operation in West Palm Beach Florida doing business as Treasure Coast Propane.

In May 1998, Chesapeake acquired Xeron, a natural gas liquids trading company located in Houston, Texas. Xeron markets propane to large independent and petrochemical companies, resellers and southeastern retail propane companies in the United States. Additional information on Xeron's trading and wholesale marketing activities, market risks and the controls that limit and monitor the risks are included in Item 7 under the heading "Management's Discussion and Analysis - Cautionary Statement."

The propane distribution business is affected by many factors such as seasonality, the absence of price regulation and competition among local providers. The propane marketing business is affected by wholesale price volatility and the supply and demand for propane at a wholesale level.

Propane is a form of liquefied petroleum gas, which is typically extracted from natural gas or separated during the crude oil refining process. Although propane is a gas at normal pressures, it is easily compressed into liquid form for storage and transportation. Propane is a clean-burning fuel, gaining increased recognition for its environmental superiority, safety, efficiency, transportability and ease of use relative to alternative forms of energy. Propane is sold primarily in suburban and rural areas, which are not served by natural gas pipelines. Demand is typically much higher in the winter months and is significantly affected by seasonal variations, particularly the relative severity of winter temperatures, because of its use in residential and commercial heating.

Chesapeake Utilities Corporation     Page 7

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

Xeron does not own physical storage facilities or equipment to transport propane; however, it contracts for storage and pipeline capacity to facilitate the sale of propane on a wholesale basis.

COMPETITION
The Company's propane distribution operations compete with several other propane distributors in their service territories, primarily on the basis of service and price, emphasizing reliability of service and responsiveness. Competition is generally from local outlets of national distribution companies and local businesses because distributors located in close proximity to customers incur lower costs of providing service. Propane competes with electricity as an energy source, because it is typically less expensive than electricity, based on equivalent BTU value. Since natural gas has historically been less expensive than propane, propane is generally not distributed in geographic areas serviced by natural gas pipeline or distribution systems.

Xeron competes against various marketers, many of which have significantly greater resources and are able to obtain price or volumetric advantages over Xeron.

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

The Company's propane operations are subject to all operating hazards normally associated with the handling, storage and transportation of combustible liquids, such as the risk of personal injury and property damage caused by fire. The Company carries general liability insurance in the amount of $40,000,000 per occurrence, but there is no assurance that such insurance will be adequate.

(I)  (C)  ADVANCED  INFORMATION  SERVICES
GENERAL
Chesapeake's advanced information services segment consists of BravePoint, Inc. ("BravePoint"), a wholly owned subsidiary of the Company. The Company changed its name from United Systems, Inc. in 2001 to reflect a change in service offerings.

BravePoint is based in Atlanta and primarily provides web-related products and services and support for users of PROGRESS , a fourth generation computer language and Relational Database Management System. BravePoint offers consulting, training, placement, staffing, software development tools, web development and customer software development for its client base, which includes many large domestic and international corporations.

Chesapeake Utilities Corporation     Page 8

COMPETITION
The advanced information services business faces significant competition from a number of larger competitors having substantially greater resources available to them than does the Company. In addition, changes in the advanced information services business are occurring rapidly, which could adversely impact the markets for the products and services offered by these businesses.

(I)  (D)  OTHER  SUBSIDIARIES
Skipjack, Inc. ("Skipjack"), Eastern Shore Real Estate, Inc. and Chesapeake Investment Company are wholly owned subsidiaries of Chesapeake Service Company. Skipjack and Eastern Shore Real Estate, Inc. own and lease office buildings Delaware and Maryland to affiliates of Chesapeake. Chesapeake Investment Company is a Delaware affiliated investment company.

The Company owns several businesses involved in water conditioning and treatment and bottled water services. Sam Shannahan Well Co., Inc. (dba Sharp Water, Inc.) and Sharp Water, Inc. are wholly owned subsidiaries of Chesapeake. EcoWater Systems of Michigan, Inc. (dba Douglas Water Conditioning), Carroll Water Systems, Inc., Absolute Water Care, Inc., Sharp Water of Florida, Inc. (dba Aquarius Water Systems), Sharp Water of Minnesota, Inc. (dba EcoWater Systems of Rochester) and Sharp Water of Idaho, Inc. (dba Intermountain Water) are wholly owned subsidiaries of Sharp Water, Inc.

The water operations serve central and southern Delaware; the eastern shore of Virginia; Maryland; Detroit, Michigan; Rochester, Minnesota; Boise, Idaho and parts of Florida. They face competition from a variety of national and local suppliers of water conditioning and treatment services and bottled water.

(II)  SEASONAL  NATURE  OF  BUSINESS
Revenues from the Company's residential and commercial natural gas sales and from its propane distribution activities are affected by seasonal variations, since the majority of these sales are to customers using the fuels for heating purposes. Revenues from these customers are accordingly affected by the mildness or severity of the heating season.

(III)  CAPITAL  BUDGET
A discussion of capital expenditures by business segment is included in Item 7 under the heading "Management Discussion and Analysis - Liquidity and Capital Resources."

(IV)  EMPLOYEES
As of December 31, 2001, Chesapeake had 580 employees, including 177 in natural gas, 128 in propane, 103 in advanced information services and 122 in water conditioning. The remaining 44 employees are considered general and administrative and include officers of the Company, treasury, accounting, information technology, human resources and other administrative personnel. The 2001 acquisitions added 51 employees.

(V)  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT
Information  pertaining  to the executive officers of the Company is as follows:

Ralph J. Adkins (age 59) Mr. Adkins is Chairman of the Board of Directors of Chesapeake. He has served as Chairman since 1997. Prior to January 1, 1999, Mr. Adkins served as Chief Executive Officer, a position he had held since 1990. During his tenure with Chesapeake Mr. Adkins has also served as President and Chief Executive Officer, President and Chief Operating Officer, Executive Vice President, Senior Vice President, Vice President and Treasurer of Chesapeake. He has been a director of Chesapeake since 1989.

John R. Schimkaitis (age 54) Mr. Schimkaitis assumed the role of Chief Executive Officer on January 1, 1999. He has served as President since 1997. His present

Chesapeake Utilities Corporation     Page 9
term expires on May 21, 2002. Prior to his new post, Mr. Schimkaitis has also served as President and Chief Operating Officer, Executive Vice President and Chief Operating Officer, Senior Vice President and Chief Financial Officer, Vice President, Treasurer, Assistant Treasurer and Assistant Secretary of Chesapeake. He has been a director of Chesapeake since 1996.

Michael P. McMasters (age 43) Mr. McMasters is Vice President, Chief Financial Officer and Treasurer of Chesapeake Utilities Corporation. He has served as Vice President, Chief Financial Officer and Treasurer since December 1996. He previously served as Vice President of Eastern Shore, Director of Accounting and Rates and Controller. From 1992 to May 1994, Mr. McMasters was employed as Director of Operations Planning for Equitable Gas Company.

Stephen C. Thompson (age 41) Mr. Thompson is Vice President of the Natural Gas Operations as well as Vice President of Chesapeake Utilities Corporation. He has served as Vice President since May 1997. He has served as President, Vice President, Director of Gas Supply and Marketing, Superintendent of Eastern Shore and Regional Manager for the Florida distribution Operations.

William C. Boyles (age 44) Mr. Boyles is Vice President and Corporate Secretary of Chesapeake Utilities Corporation. Mr. Boyles has served as Corporate Secretary since 1998 and Vice President since 1997. He previously served as Director of Administrative Services, Director of Accounting and Finance, Treasurer, Assistant Treasurer and Treasury Department Manager. Prior to joining Chesapeake, he was employed as a Manager of Financial Analysis at Equitable Bank of Delaware and Group Controller at Irving Trust Company of New York.


ITEM  2.  PROPERTIES
(A)     GENERAL
The  Company  owns  offices  and operates facilities in the following locations:
Pocomoke, Salisbury, Cambridge and Princess Anne, Maryland; Dover, Seaford, Laurel and Georgetown, Delaware; Winter Haven, Florida; and Fenton, Michigan. Chesapeake rents office space in Dover, Delaware; Jupiter, Lecanto, Venice and Stuart, Florida; Chincoteague and Belle Haven, Virginia; Easton, Salisbury, Westminster and Pocomoke, Maryland; Waterford, Michigan; Houston, Texas; Atlanta, Georgia; Boise and Moscow, Idaho; and Rochester, Minnesota. In general, the properties of the Company are adequate for the uses for which they are employed. Capacity and utilization of the Company's facilities can vary significantly due to the seasonal nature of the natural gas and propane distribution businesses.

(B)     NATURAL  GAS  DISTRIBUTION
Chesapeake owns over 645 miles of natural gas distribution mains (together with related service lines, meters and regulators) located in its Delaware and Maryland service areas and 547 miles of such mains (and related equipment) in its Central Florida service areas. Chesapeake also owns facilities in Delaware and Maryland for propane-air injection during periods of peak demand. Portions of the properties constituting Chesapeake's distribution system are encumbered pursuant to Chesapeake's First Mortgage Bonds.

(C)     NATURAL  GAS  TRANSMISSION
Eastern Shore owns approximately 281 miles of transmission lines extending from Parkesburg, Pennsylvania to Salisbury, Maryland. Eastern Shore also owns three compressor stations located in Delaware City, Delaware; Daleville, Pennsylvania and Bridgeville, Delaware. The compressor stations are used to provide increased pressures required to meet demands on the system.

(D)     PROPANE  DISTRIBUTION  AND  MARKETING
The company's Delmarva-based propane distribution operation own bulk propane storage facilities with an aggregate capacity of approximately 1.9 million gallons at 31 plant facilities in Delaware, Maryland and Virginia, located on real estate they either own or lease. The company's Florida-based propane distribution operation owns one bulk propane storage facility with a capacity of 30,000 gallons. Xeron does not own physical storage facilities or equipment to transport propane.

Chesapeake Utilities Corporation     Page 10

(E)     OTHER
The Company owns and operates a resin regeneration facility in Salisbury, Maryland to serve exchange tank and metered water customers and a sales office in Fenton, Michigan. The other water operations operate out of rented facilities.


ITEM  3.  LEGAL  PROCEEDINGS
(F)     GENERAL
The Company and its subsidiaries are involved in certain legal actions and claims arising in the normal course of business. The Company is also involved in certain legal and administrative proceedings before various governmental agencies concerning rates. In the opinion of management, the ultimate disposition of these proceedings will not have a material effect on the consolidated financial position of the Company.

(G)     ENVIRONMENTAL
DOVER  GAS  LIGHT  SITE
In 1984, the State of Delaware notified the Company that they had discovered contamination on a parcel of land it purchased in 1949 from Dover Gas Light Company, a predecessor gas company. The State also asserted that the Company was the responsible party for any clean-up and prospective environmental monitoring of the site. The Delaware Department of Natural Resources and Environmental Control ("DNREC") and Chesapeake conducted subsequent investigations and studies in 1984 and 1985. Soil and ground-water contamination associated with the operations of the former manufactured gas plant ("MGP"), the Dover Gas Light Company, were found on the property.

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

The Company performed field studies and investigations during 1995 and 1996 to further characterize the extent of contamination at the site. In April 1997, the EPA issued a fact sheet stating that the EPA was considering a modification to the soil remedy that would take into account the site's future land use restrictions, which prohibited future development on the site. The EPA proposed a soil remediation that included some on-site excavation of contaminated soils and use of institutional controls; EPA estimated the cost of its proposed soil remedy at $5.7 million. Additionally, the fact sheet acknowledged that the soil

Chesapeake Utilities Corporation     Page 11
remedy described in the ROD would cost $10.5 million, instead of the $3.3 million estimated in the ROD, making the overall remedy cost $13.2 million ($10.5 million to perform the soil remedy and $2.7 million to perform the ground-water remediation).

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

Because the Company cannot predict what the EPA will require for the overall ground-water program, a liability of $2.1 million was accrued at December 31, 1999 for the Dover site, as well as a regulatory asset for an equivalent amount. Of this amount, $1.5 million is for ground-water remediation and $600,000 is for the remaining soil remediation. The $1.5 million represents the low end of the ground-water remedy estimates described above.

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

Chesapeake Utilities Corporation     Page 12

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

If  the  agreement  in  principle  receives  final  approval,  Chesapeake  will:

  - Design and construct a parking lot on the site and dismantle the soil vapor extraction system that had been erected at the site.
  - Receive a net payment of $1.15 million from other parties to the agreement. These proceeds will be passed on to Chesapeake's firm customers, in accordance with the environmental rate rider.
  - Receive a release from liability and covenant not to sue from the EPA and the State of Delaware. This will relieve Chesapeake from liability for future remediation at the site, unless previously unknown conditions are discovered at the site, or information previously unknown to EPA is received that indicates the remedial action related to the prior manufactured gas plant is not sufficiently protective. These con-tingencies are standard, and are required by the United States in all liability settlements.

At December 31, 2001, the Company had accrued $2.1 million of costs associated with the remediation of the Dover site and had recorded an associated regulatory asset for the same amount. Of that amount, $1.5 million was for estimated ground-water remediation and $600,000 was for remaining soil remediation. The $1.5 million represented the low end of the ground-water remediation estimates prepared by an independent consultant and was used because the Company could not, at that time, predict the remedy the EPA might require.

Upon receiving final court approval of the consent decrees, Chesapeake will reduce both the accrued environmental liability and the associated environmental regulatory asset to the amount required to complete its obligations (primarily the final demobilization of the remedial system and final design and construction of the parking lot).

Through December 31, 2001, the Company has incurred approximately $8.9 million in costs relating to environmental testing and remedial action studies at the Dover site. In 1990, the Company entered into settlement agreements with a number of insurance companies resulting in proceeds to fund actual environmental costs incurred over a five to seven-year period. In 1995, the Delaware Public Service Commission, authorized recovery of all unrecovered environmental costs incurred by a means of a rider (supplement) to base rates, applicable to all firm service customers. The costs, exclusive of carrying costs, would be recovered through a five-year amortization offset by the associated deferred tax benefit. The deferred tax benefit is the carrying cost savings associated with the timing of the deduction of environmental costs for tax purposes as compared to financial reporting purposes. Each year an environmental surcharge rate is calculated to become effective December 1. The surcharge or rider rate is based on the amortization of expenditures through September of the filing year plus amortization of expenses from previous years. The rider makes it unnecessary to file a rate case every year to recover expenses incurred. Through December 31, 2001, the unamortized balance and amount of environmental costs not included in the rider; effective January 1, 2002 were $2,878,000 and $67,000, respectively.

Chesapeake Utilities Corporation     Page 13

With the rider mechanism established, it is management's opinion that these costs and any future cost, net of the deferred income tax benefit, will be recoverable in rates.

SALISBURY  TOWN  GAS  LIGHT  SITE
In cooperation with the Maryland Department of the Environment ("MDE"), the Company completed assessment of the Salisbury manufactured gas plant site, determining that there was localized ground-water contamination. During 1996, the Company completed construction and began Air Sparging and Soil-Vapor Extraction remediation procedures. Chesapeake has been reporting the remediation and monitoring results to the MDE on an ongoing basis since 1996. The Company has requested approval from the MDE to shutdown the remediation procedures currently in place. The MDE approved a temporary shutdown and is evaluating a complete shutdown of the system.

The estimated cost of the remaining remediation is approximately $100,000 for the final year's operating costs and capital costs to shut down the remediation process at the end of the year. Based on these estimated costs, the Company adjusted both its liability and related regulatory asset to $100,000 on December 31, 2001, to cover the Company's projected remediation costs for this site. Through December 31, 2001, the Company has incurred approximately $2.8 million for remedial actions and environmental studies. Of this amount, approximately $1,062,000 of incurred costs have not been recovered through insurance proceeds or received ratemaking treatment. Chesapeake will apply for the recovery of these and any future costs in the next base rate filing with the Maryland Public Service Commission.

WINTER  HAVEN  COAL  GAS  SITE
Chesapeake has been working with the Florida Department of Environmental Protection ("FDEP") in assessing a coal gas site in Winter Haven, Florida. In
May 1996, the Company filed an Air Sparging and Soil Vapor Extraction Pilot Study Work Plan for the Winter Haven site with the FDEP. The Work Plan described the Company's proposal to undertake an Air Sparging and Soil Vapor Extraction ("AS/SVE") pilot study to evaluate the site. After discussions with the FDEP, the Company filed a modified AS/SVE Pilot Study Work Plan, the description of the scope of work to complete the site assessment activities and a report describing a limited sediment investigation performed in 1997. In December 1998, the FDEP approved the AS/SVE Pilot Study Work Plan, which the Company completed during the third quarter of 1999. Chesapeake has reported the results of the Work Plan to the FDEP for further discussion and review. In February 2001, the company filed a remedial action plan ("RAP") with the FDEP to address the contamination of the subsurface soil and groundwater in the northern portion of the site. The FDEP approved the RAP on May 4, 2001.

The Company has accrued a liability of $1,000,000 as of December 31, 2001 for the Florida site. The Company has recovered all environmental costs incurred to date, approximately $890,000, through rates charged to customers. Additionally, the Florida Public Service Commission has allowed the Company to continue to recover amounts for future environmental costs that might be incurred. At December 31, 2001, Chesapeake had received $523,000 related to future costs, which are expected to be incurred. There is a regulatory asset recorded at December 31, 2001 of $477,000, which represents the estimated future liability for clean up ($1,000,000), net of the amount received through rates in excess of the costs incurred to date ($523,000).


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
None

Chesapeake Utilities Corporation     Page 14

PART  II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS
(H)     COMMON  STOCK  PRICE  RANGES,  COMMON  STOCK  DIVIDENDS  AND SHAREHOLDER
INFORMATION:
The Company's Common Stock is listed on the New York Stock Exchange under the symbol "CPK." The high, low and closing prices of Chesapeake's Common Stock and dividends declared per share for each calendar quarter during the years 2001 and 2000 were as follows:


---------------------------------------------------------
                                                DIVIDENDS
                                                DECLARED
QUARTER ENDED     HIGH      LOW      CLOSE      PER SHARE
---------------------------------------------------------
2001
   MARCH 31 . .  $19.1250  $17.3750  $18.2000  $0.2700
   JUNE 30. . .   19.5500   17.6000   18.8800   0.2700
   SEPTEMBER 30   19.2000   17.7500   18.3500   0.2750
   DECEMBER 31.   19.9000   18.1000   19.8000   0.2750
---------------------------------------------------------
2000
   March 31 . .  $18.8750  $16.2500  $16.9375  $0.2600
   June 30. . .   18.5000   16.3750   17.7500   0.2600
   September 30   18.1250   16.6250   18.1250   0.2700
   December 31.   18.7500   16.7500   18.6250   0.2700
---------------------------------------------------------


Indentures pertaining to the long-term debt of the Company and its subsidiaries each contain a restriction that the Company cannot, until the retirement of its Series I Bonds, pay any dividends after December 31, 1988 which exceed the sum of $2,135,188, plus consolidated net income recognized on or after January 1, 1989. As of December 31, 2001, the amounts available for future dividends permitted by the Series I covenant are $19.9 million.

At December 31, 2001, there were approximately 2,171 shareholders of record of the Common Stock.



Chesapeake Utilities Corporation     Page 15

ITEM  6.  SELECTED  FINANCIAL  DATA


10-YEAR  FINANCIAL  &  STATISTICAL  INFORMATION
----------------------------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31,                       2001       2000      1999      1998      1997
----------------------------------------------------------------------------------------------------
OPERATING (IN THOUSANDS OF DOLLARS)
  Revenues
    Natural gas distribution and transmission. .  $ 108,122   $ 99,750  $ 75,592  $ 68,745  $ 88,105
    Propane. . . . . . . . . . . . . . . . . . .    198,124    216,273   138,437   102,063   125,159
    Advanced informations systems. . . . . . . .     14,104     12,353    13,531    10,331     7,636
    Other. . . . . . . . . . . . . . . . . . . .      9,971      7,037     2,640     1,781     1,589
----------------------------------------------------------------------------------------------------
  Total revenues . . . . . . . . . . . . . . . .  $ 330,321   $335,413  $230,200  $182,920  $222,489

  Gross margin
    Natural gas distribution and transmission. .  $  37,374   $ 35,322  $ 32,339  $ 29,516  $ 30,064
    Propane. . . . . . . . . . . . . . . . . . .     14,444     15,995    14,099    12,071    12,492
    Advanced informations systems. . . . . . . .      6,719      5,656     6,575     5,316     3,856
    Other. . . . . . . . . . . . . . . . . . . .      5,429      3,611     1,025       901       737
----------------------------------------------------------------------------------------------------
  Total gross margin . . . . . . . . . . . . . .  $  63,966   $ 60,584  $ 54,038  $ 47,804  $ 47,149

  Operating income before taxes
    Natural gas distribution and transmission. .  $  14,267   $ 12,365  $ 10,300  $  8,814  $  9,219
    Propane. . . . . . . . . . . . . . . . . . .      1,100      2,319     2,627       971     1,158
    Advanced informations systems. . . . . . . .        517        336     1,470     1,316     1,046
    Other. . . . . . . . . . . . . . . . . . . .       (339)     1,006       452       504       671
----------------------------------------------------------------------------------------------------
  Total operating income before taxes. . . . . .  $  15,545   $ 16,026  $ 14,849  $ 11,605  $ 12,094

  Net income from continuing operations (2). . .  $   6,722   $  7,489  $  8,271  $  5,303  $  5,868

----------------------------------------------------------------------------------------------------

ASSETS (in thousands of dollars)
  Gross property, plant and equipment. . . . . .  $ 216,903   $192,940  $172,088  $152,991  $144,251
  Net property, plant and equipment. . . . . . .  $ 150,256   $131,466  $117,663  $104,266  $ 99,879
  Total assets . . . . . . . . . . . . . . . . .  $ 210,054   $210,700  $166,989  $145,234  $145,719
  Capital expenditures . . . . . . . . . . . . .  $  29,186   $ 23,056  $ 25,917  $ 12,650  $ 13,471

----------------------------------------------------------------------------------------------------

CAPITALIZATION (in thousands of dollars)
  Stockholders' equity . . . . . . . . . . . . .  $  66,850   $ 63,972  $ 60,164  $ 56,356  $ 53,656
  Long-term debt, net of current maturities. . .  $  48,408   $ 50,921  $ 33,777  $ 37,597  $ 38,226
  Total capital. . . . . . . . . . . . . . . . .  $ 115,258   $114,893  $ 93,941  $ 93,953  $ 91,882
  Current portion of long-term debt. . . . . . .  $   2,686   $  2,665  $  2,665  $    520  $  1,051
  Short-term debt. . . . . . . . . . . . . . . .  $  42,100   $ 25,400  $ 23,000  $ 11,600  $  7,600
  Total capitalization and short-term financing.  $ 160,044   $142,958  $119,606  $106,073  $100,533
----------------------------------------------------------------------------------------------------

(1)  1994  and  prior  years  have  not been restated to include the business combinations with
     Tri-County  Gas  Company,  Inc., Tolan  Water  Service  and  Xeron,  Inc.
(2)  For  the  year  1992,  the Company had net income from discontinued operations included in earnings  of  $73,500.




Chesapeake Utilities Corporation     Page 16


10-YEAR  FINANCIAL  &  STATISTICAL  INFORMATION
----------------------------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31,                       1996      1995  1994 (1)   1993 (1)  1992 (1)
----------------------------------------------------------------------------------------------------
OPERATING (IN THOUSANDS OF DOLLARS)
  Revenues
    Natural gas distribution and transmission. .  $  90,093  $ 79,105  $ 71,716   $ 64,380   $55,877
    Propane. . . . . . . . . . . . . . . . . . .    161,812   147,596    20,684     16,908    16,489
    Advanced informations systems. . . . . . . .      6,903     7,307     2,288      1,706     1,122
    Other. . . . . . . . . . . . . . . . . . . .      1,294     1,277     3,884      2,879     2,447
----------------------------------------------------------------------------------------------------
  Total revenues . . . . . . . . . . . . . . . .  $ 260,102  $235,285  $ 98,572   $ 85,873   $75,935

  Gross margin
    Natural gas distribution and transmission. .  $  29,612  $ 29,094  $ 23,943   $ 22,833   $22,055
    Propane. . . . . . . . . . . . . . . . . . .     17,579    13,235     9,359      8,579     7,954
    Advanced informations systems. . . . . . . .      2,503     1,823     1,281        955       628
    Other. . . . . . . . . . . . . . . . . . . .        915     1,016     1,472      1,078       942
----------------------------------------------------------------------------------------------------
  Total gross margin . . . . . . . . . . . . . .  $  50,609  $ 45,168  $ 36,055   $ 33,446   $31,579

  Operating income before taxes
    Natural gas distribution and transmission. .  $   9,625  $ 10,811  $  7,715   $  7,207   $ 7,083
    Propane. . . . . . . . . . . . . . . . . . .      2,669     2,128     2,288      1,588     1,440
    Advanced informations systems. . . . . . . .      1,017       587      (246)       136        70
    Other. . . . . . . . . . . . . . . . . . . .        672       508         0       (631)     (705)
----------------------------------------------------------------------------------------------------
  Total operating income before taxes. . . . . .  $  13,983  $ 14,034  $  9,757   $  8,300   $ 7,888

  Net income from continuing operations (2). . .  $   7,782  $  7,696  $  4,460   $  3,972   $ 3,549

----------------------------------------------------------------------------------------------------

ASSETS (in thousands of dollars)
  Gross property, plant and equipment. . . . . .  $ 134,001  $120,746  $110,023   $100,330   $91,039
  Net property, plant and equipment. . . . . . .  $  94,014  $ 85,055  $ 75,313   $ 69,794   $64,596
  Total assets . . . . . . . . . . . . . . . . .  $ 155,787  $130,998  $108,271   $100,775   $89,214
  Capital expenditures . . . . . . . . . . . . .  $  15,399  $ 12,887  $ 10,653   $ 10,064   $ 6,720

----------------------------------------------------------------------------------------------------

CAPITALIZATION (in thousands of dollars)
  Stockholders' equity . . . . . . . . . . . . .  $  50,700  $ 45,587  $ 37,063   $ 34,817   $33,105
  Long-term debt, net of current maturities. . .  $  28,984  $ 31,619  $ 24,329   $ 25,682   $25,668
  Total capital. . . . . . . . . . . . . . . . .  $  79,684  $ 77,206  $ 61,392   $ 60,499   $58,773
  Current portion of long-term debt. . . . . . .  $   3,526  $  1,787  $  1,348   $  1,286   $ 5,026
  Short-term debt. . . . . . . . . . . . . . . .  $  12,735  $  5,400  $  8,000   $  8,900   $     0
  Total capitalization and short-term financing.  $  95,945  $ 84,393  $ 70,740   $ 70,685   $63,799

----------------------------------------------------------------------------------------------------

(1)  1994  and  prior  years  have  not been restated to include the business combinations with
     Tri-County  Gas  Company,  Inc., Tolan  Water  Service  and  Xeron,  Inc.
(2)  For  the  year  1992,  the Company had net income from discontinued operations included in earnings  of  $73,500.





Chesapeake Utilities Corporation     Page 17


10-YEAR  FINANCIAL  &  STATISTICAL  INFORMATION
--------------------------------------------------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31,                                 2001         2000         1999         1998         1997
--------------------------------------------------------------------------------------------------------------------------
COMMON STOCK DATA AND RATIOS
  Basic earnings per share (2) (3) (4). . . . . . . . . .  $     1.25   $     1.43   $     1.61   $     1.05   $     1.18

  Return on average equity. . . . . . . . . . . . . . . .        10.3%        12.1%        14.2%         9.6%        11.3%
  Common equity / total capital . . . . . . . . . . . . .        58.0%        55.7%        64.0%        60.0%        58.4%
  Common equity / total capital and short-term financing.        41.8%        44.7%        50.3%        53.1%        53.4%

  Book value per share. . . . . . . . . . . . . . . . . .  $    12.32   $    12.08   $    11.60   $    11.06   $    10.72

--------------------------------------------------------------------------------------------------------------------------

  Market price:
    High. . . . . . . . . . . . . . . . . . . . . . . . .  $   19.900   $   18.875   $   19.813   $   20.500   $   21.750
    Low . . . . . . . . . . . . . . . . . . . . . . . . .  $   17.375   $   16.250   $   14.875   $   16.500   $   16.250
    Close . . . . . . . . . . . . . . . . . . . . . . . .  $   19.800   $   18.625   $   18.375   $   18.313   $   20.500

--------------------------------------------------------------------------------------------------------------------------

  Average number of shares outstanding. . . . . . . . . .   5,367,433    5,249,439    5,144,449    5,060,328    4,972,086
  Shares outstanding end of year. . . . . . . . . . . . .   5,424,962    5,297,443    5,186,546    5,093,788    5,004,078
  Registered common shareholders. . . . . . . . . . . . .       2,171        2,166        2,212        2,271        2,178

  Cash dividends per share. . . . . . . . . . . . . . . .  $     1.09   $     1.06   $     1.02   $     1.00   $     0.97
  Dividend yield (annualized) . . . . . . . . . . . . . .         5.6%         5.8%         5.7%         5.5%         4.7%
  Payout ratio. . . . . . . . . . . . . . . . . . . . . .        87.2%        74.1%        63.4%        95.2%        82.2%

--------------------------------------------------------------------------------------------------------------------------

ADDITIONAL DATA
  Customers
    Natural gas distribution and transmission . . . . . .      42,741       40,854       39,029       37,128       35,797
    Propane distribution. . . . . . . . . . . . . . . . .      34,632       35,345       35,267       34,113       33,123

--------------------------------------------------------------------------------------------------------------------------

  Volumes
    Natural gas deliveries (in MMCF). . . . . . . . . . .      27,264       30,830       27,383       21,400       23,297
    Propane distribution (in thousands of gallons). . . .      23,080       28,469       27,788       25,979       26,682

--------------------------------------------------------------------------------------------------------------------------

  Heating degree-days (Delmarva Peninsula). . . . . . . .       4,368        4,730        4,082        3,704        4,430

  Propane bulk storage capacity (in thousands of gallons)       1,958        1,928        1,926        1,890        1,866

  Total employees . . . . . . . . . . . . . . . . . . . .         580          542          522          456          397

--------------------------------------------------------------------------------------------------------------------------

(1)  1994  and  prior  years have not been restated to include the business combinations with Tri-County Gas Company,
     Inc., Tolan  Water  Service  and  Xeron,  Inc.
(2)  Earnings  per  share  amounts  shown  prior  to  1995  represent  primary  and fully diluted earnings per share.
(3)  1993  excludes  earnings  per  share  of  $0.02  for  the  cumulative  effect of change in accounting principle.
(4)  1992  excludes  earnings  per  share  of  $0.02  for  discontinued  operations.




Chesapeake Utilities Corporation     Page 18


10-YEAR  FINANCIAL  &  STATISTICAL  INFORMATION
--------------------------------------------------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31,                                 1996         1995     1994 (1)     1993 (1)     1992 (1)
--------------------------------------------------------------------------------------------------------------------------
COMMON STOCK DATA AND RATIOS
  Basic earnings per share (2) (3) (4). . . . . . . . . .  $     1.58   $     1.59   $     1.23   $     1.12   $     1.02

  Return on average equity. . . . . . . . . . . . . . . .        16.2%        18.6%        12.4%        11.2%        10.5%
  Common equity / total capital . . . . . . . . . . . . .        63.6%        59.0%        60.4%        57.5%        56.3%
  Common equity / total capital and short-term financing.        52.8%        54.0%        52.4%        49.3%        51.9%

  Book value per share. . . . . . . . . . . . . . . . . .  $    10.26   $     9.38   $    10.15   $     9.76   $     9.50

--------------------------------------------------------------------------------------------------------------------------

  Market price:
    High. . . . . . . . . . . . . . . . . . . . . . . . .  $   18.000   $   15.500   $   15.250   $   17.500   $   15.000
    Low . . . . . . . . . . . . . . . . . . . . . . . . .  $   15.125   $   12.250   $   12.375   $   13.000   $   11.500
    Close . . . . . . . . . . . . . . . . . . . . . . . .  $   16.875   $   14.625   $   12.750   $   15.375   $   13.000

--------------------------------------------------------------------------------------------------------------------------

  Average number of shares outstanding. . . . . . . . . .   4,912,136    4,836,430    3,628,056    3,551,932    3,477,244
  Shares outstanding end of year. . . . . . . . . . . . .   4,939,515    4,860,588    3,653,182    3,575,068    3,487,778
  Registered common shareholders. . . . . . . . . . . . .       2,213        2,098        1,721        1,743        1,674

  Cash dividends per share. . . . . . . . . . . . . . . .  $     0.93   $     0.90   $     0.88   $     0.86   $     0.86
  Dividend yield (annualized) . . . . . . . . . . . . . .         5.5%         6.2%         6.9%         5.6%         6.6%
  Payout ratio. . . . . . . . . . . . . . . . . . . . . .        58.9%        56.6%        71.5%        76.8%        84.3%

--------------------------------------------------------------------------------------------------------------------------

ADDITIONAL DATA
  Customers
    Natural gas distribution and transmission . . . . . .      34,713       33,530       32,346       31,270       30,407
    Propane distribution. . . . . . . . . . . . . . . . .      31,961       31,115       22,180       21,622       21,132

--------------------------------------------------------------------------------------------------------------------------

  Volumes
    Natural gas deliveries (in MMCF). . . . . . . . . . .      24,835       29,260       22,728       19,444       17,344
    Propane distribution (in thousands of gallons). . . .      29,975       26,184       18,395       17,250       17,125


  Heating degree-days (Delmarva Peninsula). . . . . . . .       4,717        4,594        4,398        4,705        4,645

  Propane bulk storage capacity (in thousands of gallons)       1,860        1,818        1,230        1,140        1,140

  Total employees . . . . . . . . . . . . . . . . . . . .         338          335          320          326          317

--------------------------------------------------------------------------------------------------------------------------

(1)  1994  and  prior  years have not been restated to include the business combinations with Tri-County Gas Company,
     Inc., Tolan  Water  Service  and  Xeron,  Inc.
(2)  Earnings  per  share  amounts  shown  prior  to  1995  represent  primary  and fully diluted earnings per share.
(3)  1993  excludes  earnings  per  share  of  $0.02  for  the  cumulative  effect of change in accounting principle.
(4)  1992  excludes  earnings  per  share  of  $0.02  for  discontinued  operations.




Chesapeake Utilities Corporation     Page 19

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS  DESCRIPTION
Chesapeake Utilities Corporation is a diversified utility company engaged in natural gas distribution and transmission, propane distribution and wholesale marketing, advanced information services and other related businesses.

LIQUIDITY  AND  CAPITAL  RESOURCES
Chesapeake's capital requirements reflect the capital-intensive nature of its business and are principally attributable to the construction program and the retirement of outstanding debt. The Company relies on cash generated from operations and short-term borrowing to meet normal working capital requirements and to temporarily finance capital expenditures. During 2001, net cash provided by operating activities was $15.5 million, cash used by investing activities was $29.2 million and cash provided by financing activities was $10.3 million. Based upon anticipated cash requirements in 2002, Chesapeake expects to refinance its short-term debt through the issuance of long-term debt. The timing of such an issuance will depend on the nature of the securities involved, the Company's financial needs and current market and economic conditions.

The Board of Directors has authorized the Company to borrow up to $55.0 million of short-term debt from various banks and trust companies. As of December 31, 2001, Chesapeake had three unsecured bank lines of credit with two financial institutions, totaling $65.0 million, for short-term cash needs to meet seasonal working capital requirements and to temporarily fund portions of its capital expenditures. One of the bank lines is committed. The other two lines are subject to the banks' availability of funds. The outstanding balances of short-term borrowing at December 31, 2001 and 2000 were $42.1 million and $25.4 million, respectively. In 2001, Chesapeake used funds provided by operations, short-term borrowing and cash on hand to fund capital expenditures. In 2000, Chesapeake used funds provided from operations and the issuance of long-term debt to fund capital expenditures and the increase in working capital associated with high gas costs. At December 31, 2001, the Company had an under-recovered purchased gas cost balance of $6.5 million, a decrease of $829,000 from the $7.3 million balance in 2000.

During 2001, 2000 and 1999, capital expenditures were approximately $29.2, $21.8 and $25.1 million, respectively. Capital expenditures increased in 2001 primarily as a result of Eastern Shore Natural Gas expenditures, totaling $16.2 million, related to system expansion. Natural gas distribution also spent approximately $7.7 million for expansion of facilities to serve new customers and for improvements of facilities. Chesapeake has budgeted $16.8 million for capital expenditures during 2002. This amount includes $11.8 million for natural gas distribution and transmission, $2.3 million for propane distribution and marketing, $200,000 for advanced information services and $2.5 million for other operations. The natural gas distribution and transmission expenditures are for expansion and improvement of facilities. The propane expenditures are to support customer growth and for the replacement of equipment. The advanced information services expenditures are for computer hardware, software and related equipment. Expenditures for other operations include expenditures to support customer growth and replace equipment for water operations and general plant, computer software and hardware. Financing for the 2002 capital expenditure program is expected to be provided from short-term borrowing, cash provided by operating activities and the expected issuance of long-term debt. The capital expenditure program is subject to continuous review and modification. Actual capital requirements may vary from the above estimates due to a number of factors including acquisition opportunities, changing economic conditions, customer growth in existing areas, regulation, availability of capital and new growth opportunities.

Chesapeake has budgeted $846,000 for environmental-related expenditures during 2002 and expects to incur additional expenditures in future years, a portion of which may need to be financed through external sources (see Note L to the Consolidated Financial Statements). Management does not expect such financing to have a material adverse effect on the financial position or capital resources of the Company.

Chesapeake Utilities Corporation     Page 20

CAPITAL  STRUCTURE
As of December 31, 2001, common equity represented 58.0 percent of total permanent capitalization, compared to 55.7 percent in 2000. Including short-term borrowing and the current portion of long-term debt, the equity component of the Company's capitalization would have been 41.8 percent and 44.7 percent, respectively. Chesapeake remains committed to maintaining a sound capital structure and strong credit ratings to provide the financial flexibility needed to access the capital markets when required. This commitment, along with adequate and timely rate relief for the Company's regulated operations, is intended to ensure that Chesapeake will be able to attract capital from outside sources at a reasonable cost. The Company believes that the achievement of these objectives will provide benefits to customers and creditors, as well as to the Company's investors.

FINANCING  ACTIVITIES
During the past two years, the Company has utilized debt and equity financing for the purpose of funding capital expenditures and acquisitions.

In May 2001, Chesapeake issued a note payable of $300,000 at 8.5 percent, due April 6, 2006, in conjunction with a real estate purchase. In December 2000, Chesapeake completed a private placement of $20.0 million of 7.83 percent Senior Notes due January 1, 2015. The Company used the proceeds to repay short-term borrowing.

Chesapeake repaid approximately $2.7 million of long-term debt in both 2001 and 2000. Chesapeake issued common stock in connection with its Automatic Dividend Reinvestment and Stock Purchase Plan, in the amounts of 43,101 shares in 2001, 41,056 shares in 2000 and 36,319 shares in 1999.

RESULTS  OF  OPERATIONS
Net income for 2001 was $6.7 million compared to $7.5 million for 2000 and $8.3 million for 1999. The reduction in earnings in 2001 was due to declines in the propane segment and other businesses' contribution to earnings, partially offset by increases in natural gas and advanced information services. Propane margins declined due to a 13 percent drop in sales because of warmer temperatures, a reduction in sales to poultry customers and the continuation of competitive pressures in some markets the Company serves on the Delmarva Peninsula. Heating degree-days on the Delmarva Peninsula indicate that temperatures were 8 percent warmer than 2000 and 1 percent warmer than normal. The margin decrease was partially offset by savings in operating expenses resulting from cost containment measures implemented during 2001. The decrease in other operations is due principally to a drop in pre-tax operating income for the water businesses resulting from increased overhead due to the development of a management infrastructure and expansion to new locations. The natural gas segment improved over 2000 as a result of enhanced margins in the transmission segment and from a rate increase in Florida and reductions in operating expenses in Delaware and Maryland. Interest expense increased $770,000 due to an increase in long-term debt, partially offset by lower short-term interest rates.


PRE-TAX  OPERATING  INCOME  SUMMARY  (IN  THOUSANDS)
---------------------------------------------------------------------------------------------------
                                                             INCREASE                     INCREASE
FOR THE YEARS ENDED DECEMBER 31,             2001     2000  (DECREASE)    2000     1999  (DECREASE)
---------------------------------------------------------------------------------------------------
 BUSINESS SEGMENT:
 Natural gas distribution & transmission  $14,267   $12,365  $ 1,902   $12,365  $10,300  $ 2,065
 Propane . . . . . . . . . . . . . . . .    1,100     2,319   (1,219)    2,319    2,627     (308)
 Advanced information services . . . . .      518       336      182       336    1,470   (1,134)
 Other & Eliminations. . . . . . . . . .     (339)    1,006   (1,345)    1,006      452      554
---------------------------------------------------------------------------------------------------
 TOTAL PRE-TAX OPERATING INCOME. . . . .  $15,546   $16,026  $  (480)  $16,026  $14,849  $ 1,177
---------------------------------------------------------------------------------------------------

The reduction in net income in 2000 compared to 1999 is primarily due to a one-time after tax gain of $863,000 on the sale of the Company's investment in Florida Public Utilities Company recorded in the fourth quarter of 1999 (see Note E to the Consolidated Financial Statements). Exclusive of this gain, net income for 2000 increased by $81,000; however, earnings per share decreased $0.01 per share. This increase in net income for 2000 reflected improved pre-tax operating income for the natural gas business segment, offset by a reduction in contribution from the advanced information services and the propane gas segments. The natural gas segment benefited from cooler temperatures, a 5 percent growth in customers and increased transportation services. In terms of heating degree-days, temperatures for the year were 16 percent cooler than the prior year and 4 percent cooler than normal. The reduced contribution from the advanced information services segment reflects lower revenues from their

Chesapeake Utilities Corporation     Page 21
traditional lines of business in 2000. The propane gas segment also benefited from cooler weather and an increase in marketing margins; however, higher operating expenses offset these increases. Also contributing to the increase in net income for 2000 was the Company's other business operations, which included a full year of operations from the water business acquisitions that occurred in late 1999 and early 2000.

The $863,000 after-tax gain on the sale of the Company's investment in Florida Public Utilities Company is shown in non-operating income on the Company's financial statements.

NATURAL  GAS  DISTRIBUTION  AND  TRANSMISSION
Pre-tax operating income increased $1.9 million from 2000 to 2001. The increase in pre-tax operating income was due to increases contributed by the Company's Florida operations and the natural gas transmission subsidiary. The Florida unit's increase was driven by higher margins due to a rate increase implemented in August 2000 and increased margins from the marketing operation, partially due to the expansion of transportation services in Florida. In addition, the transmission subsidiary's margins increased by approximately $1.1 million due to an increase in firm transportation services provided to its customers. The transmission subsidiary increased its capacity to provide firm transportation services by expanding its system. While the margins in Delaware and Maryland were down by more than $700,000 primarily due to weather, cost reduction measures implemented in 2001 enabled the Company to maintain earnings in these two units. The Delaware Division also implemented an interim rate increase, subject to refund, on October 1, 2001. Included in the Company's operating expense reduction is a one-time credit adjustment of approximately $280,000 to establish a regulatory asset for other post retirement benefits which are being collected through the Company's rates on a "pay-as-you-go" basis in Delaware.


NATURAL  GAS  DISTRIBUTION  AND  TRANSMISSION  (IN  THOUSANDS)
-------------------------------------------------------------------------------------------
                                                     INCREASE                     INCREASE
FOR THE YEARS ENDED DECEMBER 31,     2001     2000  (DECREASE)    2000     1999  (DECREASE)
-------------------------------------------------------------------------------------------
 Revenue. . . . . . . . . . . .  $108,234  $99,870    $8,364   $99,870  $75,653  $24,217
 Cost of gas. . . . . . . . . .    70,749   64,429     6,320    64,429   43,253   21,176
-------------------------------------------------------------------------------------------
 Gross margin . . . . . . . . .    37,485   35,441     2,044    35,441   32,400    3,041

 Operations & maintenance . . .    15,008   15,527      (519)   15,527   14,927      600
 Depreciation & amortization. .     5,667    5,253       414     5,253    4,803      450
 Other taxes. . . . . . . . . .     2,543    2,296       247     2,296    2,370      (74)
-------------------------------------------------------------------------------------------
 Pre-tax operating expenses . .    23,218   23,076       142    23,076   22,100      976
-------------------------------------------------------------------------------------------
 TOTAL PRE-TAX OPERATING INCOME  $ 14,267  $12,365    $1,902   $12,365  $10,300  $ 2,065
-------------------------------------------------------------------------------------------

Pre-tax operating income increased $2.1 million from 1999 to 2000. The increase was the result of a $3.0 million increase in gross margin offset by a $1.0 million increase in operating expenses. The principal factors responsible for this increase in gross margin were:
  -   increased  levels  of  firm  transportation  services;
  -   customer  growth  of  5  percent,  primarily  residential  and commercial;
  - greater deliveries due to temperatures in 2000 which were 16 percent cooler than 1999;
  - an adjustment to the Delaware operation's margin sharing mechanism to compensate for warmer temperatures in late 1999 and early 2000; and
  - interim rates in the Florida operation beginning in August 2000, with final rate increase taking effect in December 2000.

Chesapeake Utilities Corporation     Page 22

The customer growth and cooler temperatures resulted in a 14 percent increase in volumes delivered to residential and commercial customers.Under normal temperatures and customer usage, the Company estimates that 5 percent customer growth would generate an additional margin of $850,000 on an annual basis.

PROPANE
Pre-tax operating income declined from $2.3 million in 2000 to $1.1 million in 2001. The Delmarva propane operations pre-tax operating income decreased $1.2 million. In addition, the propane start-ups in Florida lost approximately
$293,000 on a pre-tax basis in 2001. The Company's wholesale marketing subsidiary continued to contribute earnings above the Company's target expectations in 2001.


PROPANE  (IN  THOUSANDS)
----------------------------------------------------------------------------------------------
                                                     INCREASE                        INCREASE
FOR THE YEARS ENDED DECEMBER 31,     2001     2000  (DECREASE)      2000      1999  (DECREASE)
----------------------------------------------------------------------------------------------
 Revenue. . . . . . . . . . . .  $198,124  $216,273  $(18,149)  $216,273  $138,437  $77,836
 Cost of sales. . . . . . . . .   183,680   200,278   (16,598)   200,278   124,338   75,940
----------------------------------------------------------------------------------------------
 Gross margin . . . . . . . . .    14,444    15,995    (1,551)    15,995    14,099    1,896

 Operations & maintenance . . .    11,181    11,608      (427)    11,608     9,623    1,985
 Depreciation & amortization. .     1,437     1,429         8      1,429     1,202      227
 Other taxes. . . . . . . . . .       726       639        87        639       647       (8)
----------------------------------------------------------------------------------------------
 Pre-tax operating expenses . .    13,344    13,676      (332)    13,676    11,472    2,204
----------------------------------------------------------------------------------------------
 TOTAL PRE-TAX OPERATING INCOME  $  1,100  $  2,319  $ (1,219)  $  2,319  $  2,627  $  (308)
----------------------------------------------------------------------------------------------

During 2001, the Company's gross margins on the Delmarva Peninsula declined by approximately $1.75 million due to a 13 percent decline in sales volumes. Cost containment measures taken during the second quarter of 2001 generated a $575,000 reduction in operations and maintenance expenses. However, this was not enough to offset the reduced margins on the lower sales volumes. The decline in margins was due to warmer temperatures, a reduction in sales to poultry customers and the continuation of competitive pressures in some of the markets the Company serves on the Peninsula. The decline in sales to the poultry customers comprised 32 percent of the decline in margins. The decreases in volume have been exacerbated by the decline in wholesale prices over the course of the year. Declines in wholesale prices, which are generally good for the long-term, negatively impact the Company in the short-term by devaluing its inventories and fixed price supply contracts. During 2001, the Company wrote down inventory totaling $850,000 due to wholesale price declines. Increased competition has also affected volumes sold. Over the last couple of years, several independent dealers have entered the propane business with pricing strategies designed to acquire market share. The Company's position as the largest or second largest distributor in several of the markets that it serves makes it particularly vulnerable to these tactics.

In 2000, the Company started up three propane distribution operations in Florida. The operations contributed $238,000 to gross margin in 2001.

Although the margins contributed by the marketing operation declined by four percent in 2001, they were still well above the earnings target established by the Company.

Pre-tax operating income for 2000 was $2.3 million compared to $2.6 million for 1999. This decline of $308,000 was the result of an increase in operating expenses of $2.2 million offset by an increase of $1.9 million in gross margin. Operating expenses were higher due to several initiatives the Company undertook to enhance long-term customer service. The initiatives included the opening of a customer service/marketing office in a location convenient to retail shopping, an increase in merchandise sales and service activities and the extension of customer service hours. The Company expects that the Florida propane start-ups may take up to three years to achieve profitability. Gross margin was higher in

Chesapeake Utilities Corporation     Page 23

2000 due primarily to an increase of 102 percent in wholesale margins earned. Additionally, gallons delivered by the distribution operations increased by 2 percent.

ADVANCED  INFORMATION  SERVICES
The advanced information services segment provides consulting, custom programming, training, development tools and website development for national and international clients. The segment's contribution to pre-tax operating income increased $182,000 over the depressed levels in 2000, to $518,000 in 2001. The $1.7 million increase in revenue was partially offset by the increase in the cost of providing the services and the cost of the marketing program implemented during the first half of the year. Marketing costs during 2001 were approximately $400,000 over the normal levels the Company expects. WebProEX sales and related consulting contributed approximately $450,000 of the increase in revenues during 2001.


ADVANCED  INFORMATION  SERVICES  (IN  THOUSANDS)
------------------------------------------------------------------------------------------
                                                    INCREASE                     INCREASE
FOR THE YEARS ENDED DECEMBER 31,    2001     2000  (DECREASE)    2000     1999  (DECREASE)
------------------------------------------------------------------------------------------
 Revenue. . . . . . . . . . . .  $14,104  $12,390    $1,714   $12,390  $13,531  $(1,141)
 Cost of sales. . . . . . . . .    7,384    6,696       688     6,696    6,956     (260)
------------------------------------------------------------------------------------------
 Gross margin . . . . . . . . .    6,720    5,694     1,026     5,694    6,575     (881)

 Operations & maintenance . . .    5,361    4,576       785     4,576    4,353      223
 Depreciation & amortization. .      256      280       (24)      280      268       12
 Other taxes. . . . . . . . . .      585      502        83       502      484       18
------------------------------------------------------------------------------------------
 Pre-tax operating expenses . .    6,202    5,358       844     5,358    5,105      253
------------------------------------------------------------------------------------------
 TOTAL PRE-TAX OPERATING INCOME  $   518  $   336    $  182   $   336  $ 1,470  $(1,134)
------------------------------------------------------------------------------------------

The advanced information services segment's contribution to consolidated pre-tax operating income for 2000 decreased $1.1 million or 77 percent from 1999. The decline is directly related to a reduction in revenues earned from the traditional information technology business. This reduction occurred primarily due to many clients implementing their year 2000 contingency plans in 1999, then significantly reducing their information technology expenditures in 2000. This reduction was somewhat offset by continued growth in revenue earned on web-related products and services. Operating expenses increased 6 percent, primarily in the areas of compensation, marketing and uncollectible accounts.

OTHER  OPERATIONS
The pre-tax operating loss for the Company's other operations is primarily due to the decline in the performance of the water businesses.


OTHER  OPERATIONS  (IN  THOUSANDS)
-----------------------------------------------------------------------------------------------
                                                          INCREASE                    INCREASE
FOR THE YEARS ENDED DECEMBER 31,          2001     2000  (DECREASE)    2000    1999  (DECREASE)
-----------------------------------------------------------------------------------------------
 Revenue . . . . . . . . . . . . . . .  $9,859   $6,881    $ 2,978   $6,881  $2,579   $4,302
 Cost of sales . . . . . . . . . . . .   4,542    3,426      1,116    3,426   1,616    1,810
-----------------------------------------------------------------------------------------------
 Gross margin. . . . . . . . . . . . .   5,317    3,455      1,862    3,455     963    2,492

 Operations & maintenance. . . . . . .   4,284    2,021      2,263    2,021     161    1,860
 Depreciation & amortization . . . . .     974      180        794      180     251      (71)
 Other taxes . . . . . . . . . . . . .     398      248        150      248      99      149
-----------------------------------------------------------------------------------------------
 Pre-tax operating expenses. . . . . .   5,656    2,449      3,207    2,449     511    1,938
-----------------------------------------------------------------------------------------------
 TOTAL PRE-TAX OPERATING (LOSS) INCOME  $ (339)  $1,006    $(1,345)  $1,006  $  452   $  554
-----------------------------------------------------------------------------------------------

The water businesses contribution to pre-tax operating income declined by $915,000 in 2001. Water's contribution declined from $190,000 in 2000 to a loss of $725,000 in 2001. Approximately $574,000 of the decline is due to the cost of establishing a corporate infrastructure for the group. In addition, the Michigan unit's performance declined by $218,000 (net of corporate charges). The decrease resulted from a decline in sales and from an increase in depreciation, primarily related to changing out rental equipment. Finally, the two companies acquired in

Chesapeake Utilities Corporation     Page 24

Florida during 2001 experienced a pre-tax loss of $177,000 (net of corporate charges) during 2001. Transition costs were incurred after the acquisition, primarily the relocation of offices and related expenses.

Overall, other operations' margins increased by approximately $1.9 million or 54 percent. However, other operations' pre-tax costs increased by $3.2 million or 131 percent.

INCOME  TAXES
Operating income taxes were lower in 2001 than 2000, due to lower operating income and higher interest expense, partially offset by the utilization of a higher effective tax rate in 2001. In 2001, the Company accrued income taxes at a federal tax rate of 35 percent as opposed to a 34 percent rate in 2000.

Operating income taxes were higher in 2000 compared to 1999 due to higher pre-tax operating income and a higher composite income tax rate. The higher composite tax rate in 2000 is the net effect of adjusting the 1999 accumulated deferred tax balances to a 35 percent federal rate, partially offset by a reduction in the tax accrual of $238,000 due to a reassessment of known tax exposures.

OTHER  INCOME
Non-operating income net of tax was $483,000, $361,000 and $1,066,000 for the years 2001, 2000 and 1999, respectively. In 1999, the Company recognized a pre-tax gain of $1,415,000, or $863,000 after tax, on the sale of Chesapeake's investment in Florida Public Utilities Company (see Note E to the Consolidated Financial Statements). Exclusive of this transaction, non-operating income net of tax for 1999 was $203,000.

INTEREST  EXPENSE
Interest expense for 2001 increased due to a higher level of long-term debt, partially offset by lower interest rates on short-term borrowing. Interest expense increased in 2000 due to a higher average short-term borrowing balance of $24.2 million in 2000 compared to $9.9 million in 1999. Also contributing to the increase in interest expense is a higher short-term borrowing rate of 6.89 percent in 2000, up from 5.51 percent in 1999.

REGULATORY  ACTIVITIES
The Company's natural gas distribution operations are subject to regulation by the Delaware, Maryland and Florida Public Service Commissions while the natural gas transmission operation is subject to regulation by the Federal Energy Regulatory Commission ("FERC").

On August 2, 2001, the Delaware Division filed a general rate increase application. Interim rates, subject to refund, went into effect on October 1, 2001. A proposed settlement agreement was reached that would result in an annual increase in rates of approximately $380,000. The proposed settlement is expected to be submitted to the Delaware Public Service Commission for approval in the second quarter of 2002.

In 1999, the Company requested and received approval from the Delaware Public Service Commission to annually adjust its interruptible margin sharing mechanism to address the level of recovery of fixed distribution costs from residential and small commercial heating customers. The annual period runs from August 1 to July 31. During 2000, the weather for the period ending August 31, 2000 was warmer than the threshold, resulting in a reduction in margin sharing. This reduction resulted in a $417,000 increase in margin for 2000.

As a result of filing the general rate increase application on August 2, 2001, the Delaware Division's previously approved rate design changes in 1999 to its margin sharing mechanism terminated. The previous rate design changes that addressed the level of recovery of fixed distribution costs from its residential and smaller commercial customers in relation to its margin sharing mechanism and the actual weather experienced, ended upon the implementation of interim rates on October 1, 2001. There was no impact on margins in 2001 due to this mechanism.

Chesapeake Utilities Corporation     Page 25

On October 31, 2001, Eastern Shore filed a rate change with the FERC pursuant to the requirements of Article XII of the Stipulation and Agreement dated August 1, 1997. Eastern Shore's filing proposed a change in base rates for firm transportation services. At this time, the outcome of the rate filing is uncertain.

On November 30, 2001, the Commission issued an order, which accepted and suspended the effectiveness of the rates until May 1, 2002 subject to refund and the outcome of a hearing. A pre-hearing conference was held on December 18, 2001 and the hearing was scheduled for September 24, 2002. Discovery related to the rate proceeding began in January 2002 with FERC Staff data requests. The outcome of the proceedings is uncertain.

In January 2000, the Company filed a request for approval of a rate increase with the Florida Public Service Commission. Interim rates subject to refund, went into effect in August 2000. In November 2000, an order was issued approving the rate increase, which became effective in early December 2000.

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

ENVIRONMENTAL  MATTERS
The Company continues to work with federal and state environmental agencies to assess the environmental impact and explore corrective action at three former gas manufacturing plant sites (see Note L to the Consolidated Financial Statements). The Company believes that future costs associated with these sites will be recoverable in rates or through sharing arrangements with, or contributions by, other responsible parties.

MARKET  RISK
Market risk represents the potential loss arising from adverse changes in market rates and prices. Long-term debt is subject to potential losses based on the change in interest rates. The Company's long-term debt consists of first mortgage bonds, senior notes and convertible debentures (see Note H to the Consolidated Financial Statements for annual maturities of consolidated long-term debt). All of Chesapeake's long-term debt is fixed-rate debt and was not entered into for trading purposes. The carrying value of the Company's long-term debt was $51.1 million at December 31, 2001 as compared to a fair value of $56.9 million, based mainly on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The Company is exposed to changes in interest rates as a result of financing through its issuance of fixed-rate long-term debt. The Company evaluates whether to refinance existing debt or permanently finance existing short-term borrowing based in part on the fluctuation in interest rates.

The Company's propane distribution business is exposed to market risk as a result of propane storage activities and entering into fixed price contracts for supply. The Company can store up to approximately 4 million gallons of propane during the winter season to meet its customers' peak requirements and to serve metered customers. Decreases in the wholesale price of propane may cause the value of stored propane to decline.

The propane marketing operation is a party to natural gas liquids ("NGL") forward contracts, primarily propane contracts, with various third parties. These contracts require that the propane marketing operation purchase or sell NGL at a fixed price at fixed future dates. At expiration, the contracts are settled by the delivery of NGL to the Company or the counter party. The wholesale propane marketing operation also enters into futures contracts that are traded on the New York Mercantile Exchange. In certain cases, the futures

Chesapeake Utilities Corporation     Page 26
contracts are settled by the payment of a net amount equal to the difference between the current market price of the futures contract and the original contract price.

The forward and futures contracts are entered into for trading and wholesale marketing purposes. The propane marketing operation is subject to commodity price risk on its open positions to the extent that market prices for NGL deviate from fixed contract settlement amounts. Market risk associated with the trading of futures and forward contracts are monitored daily for compliance with Chesapeake's Risk Management Policy, which includes volumetric limits for open positions. To manage exposures to changing market prices, open positions are marked up or down to market prices and reviewed by oversight officials on a daily basis. Additionally, the Risk Management Committee reviews periodic reports on market and credit risk, approves any exceptions to the Risk Management Policy (within the limits established by the Board of Directors) and authorizes the use of any new types of contracts. Quantitative information on the forward and futures contracts at December 31, 2001 and 2000 is shown below.

-----------------------------------------------------------------------------
                           QUANTITY           ESTIMATED      WEIGHTED AVERAGE
AT DECEMBER 31, 2001      IN GALLONS        MARKET PRICES    CONTRACT PRICES
-----------------------------------------------------------------------------
 FORWARD CONTRACTS
   Sale. . . . . . . . .  11,877,600     $0.3275 - $0.3375     $0.3876
   Purchase. . . . . . .   9,660,000     $0.3275 - $0.3375     $0.4032
 FUTURES CONTRACTS
   Sale. . . . . . . . .     840,000     $0.3275 - $0.3300     $0.3325
-----------------------------------------------------------------------------

 Estimated market prices and weighted average contract prices are in dollars per gallon.
 All  contracts  expire  in  2002.



AT DECEMBER 31, 2000
-----------------------------------------------------------------------------
 FORWARD CONTRACTS
   Sale. . . . . . . . .  33,007,800     $0.6800 - $1.2000     $0.7869
   Purchase. . . . . . .  33,419,400     $0.5625 - $1.0200     $0.7597
 FUTURES CONTRACTS
   Sale. . . . . . . . .   2,814,000     $0.6800 - $0.8700     $0.7714
   Purchase. . . . . . .   1,260,000     $0.5625 - $0.7700     $0.5397
-----------------------------------------------------------------------------

 Estimated market prices and weighted average contract prices are in dollars per gallon.
 All  contracts  expired  in  2001.

The Company's natural gas distribution operations have entered into agreements with natural gas suppliers to purchase natural gas for resale to their customers. Purchases under these contracts are considered "normal purchases and sales" under Statement of Financial Accounting Standards ("SFAS") No. 133 and are not marked-to-market.

COMPETITION
The Company's natural gas operations compete with other forms of energy including electricity, oil and propane. The principal competitive factors are price, and to a lesser extent, accessibility. The Company's natural gas distribution operations have several large volume industrial customers that have the capacity to use fuel oil as an alternative to natural gas. When oil prices decline, these interruptible customers convert to oil to satisfy their fuel requirements. Lower levels in interruptible sales occur when oil prices are lower relative to the price of natural gas. Oil prices, as well as the prices of electricity and other fuels are subject to fluctuation for a variety of reasons; therefore, future competitive conditions are not predictable. To address this uncertainty, the Company uses flexible pricing arrangements on both the supply and sales side of its business to maximize sales volumes. As a result of the transmission business' conversion to open access, this business has shifted from providing competitive sales service to providing transportation and contract storage services.

The Company's natural gas distribution operations located in Maryland, Delaware and Florida began offering transportation services to certain industrial customers during 1998, 1997 and 1994, respectively. In 2001, the Florida operations extended transportation service to commercial customers. With transportation services now available on the Company's distribution systems, the Company is competing with third party suppliers to sell gas to industrial

Chesapeake Utilities Corporation     Page 27
customers. The Company's competitors include the interstate transmission company if the distribution customer is located close enough to the transmission company's pipeline to make a connection economically feasible. The customers at risk are usually large volume commercial and industrial customers with the financial resources and capability to bypass the distribution operations in this manner. In certain situations, the distribution operations may adjust services and rates for these customers to retain their business. The Company expects to continue to expand the availability of transportation services to additional classes of distribution customers in the future. The Company established a natural gas brokering and supply operation in Florida in 1994 to compete for customers eligible for transportation services.

The Company's propane distribution operations compete with several other propane distributors in their service territories, primarily on the basis of service and price. Competitors include several large national propane distribution companies, as well as an increasing number of local suppliers. Some of these competitors have pricing strategies designed to acquire market share.

The Company's advanced information services segment faces competition from a number of competitors, some of which have greater resources available to them than those of the Company. This segment competes on the basis of technological expertise, reputation and price.

The water businesses face competition from a variety of national and local suppliers of water conditioning and treatment services and bottled water.

INFLATION
Inflation affects the cost of labor, products and services required for operation, maintenance and capital improvements. While the impact of inflation has remained low in recent years, natural gas and propane prices are subject to rapid fluctuations. Fluctuations in natural gas prices are passed on to customers through the gas cost recovery mechanism in the Company's tariffs. To help cope with the effects of inflation on its capital investments and returns, the Company seeks rate relief from regulatory commissions for regulated operations while monitoring the returns of its unregulated business operations. To compensate for fluctuations in propane gas prices, Chesapeake adjusts its propane selling prices to the extent allowed by the market.

RECENT  PRONOUNCEMENTS
Effective January 1, 2001, the Company adopted Financial Accounting Standards Board ("FASB") SFAS No. 133 as amended by SFAS No. 137 and 138, which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Their adoption did not have a material impact on the Company's financial position or results of operations.

On June 30, 2001, the FASB issued SFAS Nos. 141, 142 and 143. SFAS No. 141, "Business Combinations," eliminates the pooling-of-interest method of accounting for business combinations and requires the use of the purchase method. In addition, the reassessment of intangible assets to determine whether they are appropriately classified either separately or within goodwill is required. SFAS No. 141 is effective for business combinations initiated after June 30, 2001. The Company adopted SFAS No. 141 on July 1, 2001 with no material impact on net income.

SFAS No. 142, "Goodwill and Other Intangible Assets," eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives. SFAS No. 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, amortization of goodwill for acquisitions completed after June 30, 2001 was prohibited. The impact of adopting SFAS No. 142 has not yet been determined, but could be significant if future results of the new water businesses do not meet expectations.

Chesapeake Utilities Corporation     Page 28

SFAS No. 143, "Accounting for Asset Retirement Obligations," provides guidance on the accounting for obligations associated with the retirement of long-lived assets. SFAS No. 143 requires a liability to be recognized in the financial statements for retirement obligations meeting specific criteria. Measurement of the initial obligation is to approximate fair value with an equivalent amount recorded as an increase in the value of the capitalized asset. The asset will be depreciable in accordance with normal depreciation policy and the liability will be increased, with a charge to the income statement, until the obligation is settled. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The potential impact of adopting SFAS No. 143 has not yet been determined.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," replaces SFAS No. 121. The statement develops one accounting model for long-lived assets to be disposed of by sale and addresses significant implementation issues. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The effect of implementing SFAS No. 144 has not yet been determined.

CAUTIONARY  STATEMENT
Chesapeake has made statements in this report that are considered to be forward-looking statements. These statements are not matters of historical fact. Sometimes they contain words such as "believes," "expects," "intends," "plans," "will," or "may," and other similar words of a predictive nature. These statements relate to matters such as customer growth, changes in revenues or margins, capital expenditures, environmental remediation costs, regulatory approvals, market risks associated with the Company's propane marketing operation, competition and other matters. It is important to understand that these forward-looking statements are not guarantees, but are subject to certain risks and uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, among other things:

  -  the  temperature  sensitivity  of  the natural gas and propane businesses;
  - the wholesale prices of natural gas and propane and market movements in these prices;
  - the effects of competition on the Company's unregulated and regulated businesses;
  - the effect of changes in federal, state or local regulatory requirements, including deregulation;
  - the ability of the Company's new and planned facilities and acquisitions to generate expected revenues; and
  - the Company's ability to obtain the rate relief and cost recovery requested from utility regulators and the timing of the requested regulatory actions.

Chesapeake Utilities Corporation     Page 29

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. Information concerning quantitative and qualitative disclosure about market risk is included in Item 7 under the heading "Management's Discussion and Analysis - Market Risk."


ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTAL  DATA


                        REPORT OF INDEPENDENT ACCOUNTANTS
                                    ________

To  the  Stockholders  of  Chesapeake  Utilities  Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) of this Form 10-K present fairly, in all material respects, the financial position of Chesapeake Utilities Corporation and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) of this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.






/S/ PRICEWATERHOUSE COOPERS LLP

PricewaterhouseCoopers  LLP
Philadelphia,  Pennsylvania
February  15,  2002

Chesapeake Utilities Corporation     Page 30


CONSOLIDATED  STATEMENTS  OF  INCOME
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31,              2001           2000           1999
--------------------------------------------------------------------------------
OPERATING REVENUES . . . . . . . . .  $330,320,958   $335,412,844   $230,200,335
COST OF SALES. . . . . . . . . . . .   266,355,278    274,828,371    176,162,693
--------------------------------------------------------------------------------
GROSS MARGIN . . . . . . . . . . . .    63,965,680     60,584,473     54,037,642
--------------------------------------------------------------------------------

OPERATING EXPENSES
    Operations . . . . . . . . . . .    34,055,855     31,862,975     27,543,188
    Maintenance. . . . . . . . . . .     1,778,760      1,868,260      1,521,302
    Depreciation and amortization. .     8,333,482      7,142,611      6,523,669
    Other taxes. . . . . . . . . . .     4,251,825      3,684,656      3,600,345
    Income taxes . . . . . . . . . .     4,027,543      4,387,925      4,174,896
--------------------------------------------------------------------------------
Total operating expenses . . . . . .    52,447,465     48,946,427     43,363,400
--------------------------------------------------------------------------------

OPERATING INCOME . . . . . . . . . .    11,518,215     11,638,046     10,674,242
--------------------------------------------------------------------------------

OTHER INCOME
    Gain on sale of investment . . .             0              0      1,415,343
    Interest income. . . . . . . . .       456,240        220,462         99,660
    Other income . . . . . . . . . .       251,491        248,748         60,799
    Income taxes . . . . . . . . . .      (224,731)      (108,667)      (509,351)
--------------------------------------------------------------------------------
Total other income . . . . . . . . .       483,000        360,543      1,066,451
--------------------------------------------------------------------------------

INCOME BEFORE INTEREST CHARGES . . .    12,001,215     11,998,589     11,740,693
--------------------------------------------------------------------------------

INTEREST CHARGES
    Interest on long-term debt . . .     3,998,264      2,628,781      2,793,712
    Interest on short-term borrowing     1,215,528      1,699,402        551,937
    Amortization of debt expense . .       101,183        111,122        117,966
    Other. . . . . . . . . . . . . .       (35,297)        70,083          6,092
--------------------------------------------------------------------------------
Total interest charges . . . . . . .     5,279,678      4,509,388      3,469,707
--------------------------------------------------------------------------------

NET INCOME . . . . . . . . . . . . .  $  6,721,537   $  7,489,201   $  8,270,986
================================================================================

EARNINGS PER SHARE OF COMMON STOCK:
    Basic. . . . . . . . . . . . . .  $       1.25   $       1.43   $       1.61
    Diluted. . . . . . . . . . . . .  $       1.24   $       1.40   $       1.57

See accompanying notes


Chesapeake Utilities Corporation     Page 31


CONSOLIDATED  BALANCE  SHEETS
ASSETS
----------------------------------------------------------------------------------------------------
AT DECEMBER 31,                                                                  2001           2000
----------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT
    Natural gas distribution and transmission . . . . . . . . . . . . .  $170,254,892   $149,121,319
    Propane . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    32,877,317     31,630,208
    Advanced information services . . . . . . . . . . . . . . . . . . .     1,521,144      1,699,968
    Other plant . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12,249,442     10,488,581
----------------------------------------------------------------------------------------------------
Total property, plant and equipment . . . . . . . . . . . . . . . . . .   216,902,795    192,940,076
Less:  Accumulated depreciation and amortization. . . . . . . . . . . .   (66,646,944)   (61,473,757)
----------------------------------------------------------------------------------------------------
Net property, plant and equipment . . . . . . . . . . . . . . . . . . .   150,255,851    131,466,319
----------------------------------------------------------------------------------------------------

INVESTMENTS, AT FAIR MARKET VALUE . . . . . . . . . . . . . . . . . . .       517,901        616,293
----------------------------------------------------------------------------------------------------

CURRENT ASSETS
    Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .     1,188,335      4,606,316
    Accounts receivable (less allowance for uncollectibles of $621,516
      and $549,961 in 2001 and 2000, respectively). . . . . . . . . . .    21,266,309     37,941,172
    Materials and supplies, at average cost . . . . . . . . . . . . . .     1,106,995      1,566,126
    Merchandise inventory, at average cost. . . . . . . . . . . . . . .     1,610,786      1,234,072
    Propane inventory, at average cost. . . . . . . . . . . . . . . . .     2,518,871      4,379,599
    Storage gas prepayments . . . . . . . . . . . . . . . . . . . . . .     4,326,416      3,500,323
    Underrecovered purchased gas costs. . . . . . . . . . . . . . . . .     6,519,754      5,388,725
    Income taxes receivable . . . . . . . . . . . . . . . . . . . . . .       675,504      1,159,761
    Prepaid expenses and other current assets . . . . . . . . . . . . .     1,932,246      2,015,276
----------------------------------------------------------------------------------------------------
Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . .    41,145,216     61,791,370
----------------------------------------------------------------------------------------------------

DEFERRED CHARGES AND OTHER ASSETS
    Environmental regulatory assets . . . . . . . . . . . . . . . . . .     2,677,010      2,910,000
    Environmental expenditures. . . . . . . . . . . . . . . . . . . . .     3,189,156      3,626,475
    Underrecovered purchased gas costs. . . . . . . . . . . . . . . . .             0      1,959,562
    Other deferred charges and intangible assets. . . . . . . . . . . .    12,342,923      8,329,484
----------------------------------------------------------------------------------------------------
Total deferred charges and other assets . . . . . . . . . . . . . . . .    18,209,089     16,825,521
----------------------------------------------------------------------------------------------------


TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $210,128,057   $210,699,503
====================================================================================================




See accompanying notes


Chesapeake Utilities Corporation     Page 32


CONSOLIDATED  BALANCE  SHEETS
CAPITALIZATION AND LIABILITIES
----------------------------------------------------------------------------------------------------
AT DECEMBER 31,                                                                  2001           2000
----------------------------------------------------------------------------------------------------
CAPITALIZATION
    Stockholders' equity
    Common stock. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  2,640,060   $  2,577,992
    Additional paid-in capital. . . . . . . . . . . . . . . . . . . . .    29,653,992     27,672,005
    Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . .    34,555,560     33,721,747
----------------------------------------------------------------------------------------------------
Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . . .    66,849,612     63,971,744
Long-term debt, net of current maturities . . . . . . . . . . . . . . .    48,408,596     50,920,818
----------------------------------------------------------------------------------------------------
Total capitalization. . . . . . . . . . . . . . . . . . . . . . . . . .   115,258,208    114,892,562
----------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
    Current maturities of long-term debt. . . . . . . . . . . . . . . .     2,686,145      2,665,091
    Short-term borrowing. . . . . . . . . . . . . . . . . . . . . . . .    42,100,000     25,400,000
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .    14,551,621     33,654,718
    Refunds payable to customers. . . . . . . . . . . . . . . . . . . .       971,575      1,015,128
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .     1,758,401        595,175
    Dividends payable . . . . . . . . . . . . . . . . . . . . . . . . .     1,491,832      1,429,945
    Deferred income taxes payable . . . . . . . . . . . . . . . . . . .       848,271        985,349
    Other accrued liabilities . . . . . . . . . . . . . . . . . . . . .     5,327,457      5,674,419
----------------------------------------------------------------------------------------------------
Total current liabilities . . . . . . . . . . . . . . . . . . . . . . .    69,735,302     71,419,825
----------------------------------------------------------------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
    Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . .    15,732,842     15,086,951
    Deferred investment tax credits . . . . . . . . . . . . . . . . . .       602,357        657,172
    Environmental liability . . . . . . . . . . . . . . . . . . . . . .     3,199,733      2,910,000
    Accrued pension costs . . . . . . . . . . . . . . . . . . . . . . .     1,595,650      1,625,128
    Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . .     4,003,965      4,107,865
----------------------------------------------------------------------------------------------------
Total deferred credits and other liabilities. . . . . . . . . . . . . .    25,134,547     24,387,116
----------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES
(NOTES L AND M)


TOTAL CAPITALIZATION AND LIABILITIES. . . . . . . . . . . . . . . . . .  $210,128,057   $210,699,503
====================================================================================================


See accompanying notes


Chesapeake Utilities Corporation     Page 33


CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
------------------------------------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31,                                          2001           2000           1999
------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . . .  $  6,721,537   $  7,489,201   $  8,270,986
  Adjustments to reconcile net income to net operating cash:
    Depreciation and amortization. . . . . . . . . . . . . . . .     9,094,068      8,044,315      7,509,841
    Investment tax credit adjustments, net . . . . . . . . . . .       (54,815)       (54,815)       (54,815)
    Deferred income taxes, net . . . . . . . . . . . . . . . . .       508,813      2,922,815        385,103
    Mark-to-market adjustments . . . . . . . . . . . . . . . . .       906,551       (689,032)        65,076
    Employee benefits. . . . . . . . . . . . . . . . . . . . . .       (29,478)        80,165          8,659
    Employee compensation. . . . . . . . . . . . . . . . . . . .       223,255        217,000        298,756
    Other, net . . . . . . . . . . . . . . . . . . . . . . . . .       (27,897)      (816,049)       212,711
  Changes in assets and liabilities:
    Accounts receivable, net . . . . . . . . . . . . . . . . . .    16,549,829    (16,745,492)    (6,814,506)
    Inventories, storage gas and materials . . . . . . . . . . .     1,117,052     (3,307,421)    (1,704,543)
    Prepaid expenses and other current assets. . . . . . . . . .        83,031        217,126        (11,850)
    Other deferred charges . . . . . . . . . . . . . . . . . . .    (1,725,090)        95,657      1,120,355
    Accounts payable, net. . . . . . . . . . . . . . . . . . . .   (19,103,098)    16,789,601      5,794,475
    Refunds payable to customers . . . . . . . . . . . . . . . .       (43,553)       235,620        143,355
    Over (under) recovered purchased gas costs . . . . . . . . .       828,533     (6,111,373)       315,351
    Other current liabilities. . . . . . . . . . . . . . . . . .       401,860           (688)     1,058,357
------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities. . . . . . . . . . . .    15,450,598      8,366,630     16,597,311
------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Property, plant and equipment expenditures . . . . . . . . . .   (29,185,807)   (21,821,005)   (25,128,669)
  Sale of investments. . . . . . . . . . . . . . . . . . . . . .             0              0      2,189,312
------------------------------------------------------------------------------------------------------------
Net cash used by investing activities. . . . . . . . . . . . . .   (29,185,807)   (21,821,005)   (22,939,357)
------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Common stock dividends, net of amounts reinvested of $609,793,
    $520,712 & $456,962 in 2001, 2000 & 1999, respectively . . .    (5,216,044)    (5,022,313)    (4,774,338)
  Issuance of stock:
    Dividend Reinvestment Plan optional cash . . . . . . . . . .       191,765        197,797        187,369
    Retirement Savings Plan. . . . . . . . . . . . . . . . . . .     1,023,919        916,159        816,306
  Net borrowing under line of credit agreements. . . . . . . . .    16,700,000      2,400,000     11,400,000
  Proceeds from issuance of long-term debt, net. . . . . . . . .       300,000     19,887,194              0
  Repayment of long-term debt. . . . . . . . . . . . . . . . . .    (2,682,412)    (2,675,319)    (1,528,202)
------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities. . . . . . . . . . . .    10,317,228     15,703,518      6,101,135
------------------------------------------------------------------------------------------------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS . . . . . .    (3,417,981)     2,249,143       (240,911)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR . . . . . . . . .     4,606,316      2,357,173      2,598,084
------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR . . . . . . . . . . . .  $  1,188,335   $  4,606,316   $  2,357,173
============================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest . . . . . . . . . . . . . . . . . . . .  $  4,128,477   $  4,410,230   $  3,409,070
  Cash paid for income taxes . . . . . . . . . . . . . . . . . .  $  3,601,400   $  3,212,080   $  4,413,155


See accompanying notes


Chesapeake Utilities Corporation     Page 34


CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------
    FOR THE YEARS ENDED DECEMBER 31,                         2001     2000     1999
--------------------------------------------------------------------------------------
COMMON STOCK
  Balance beginning of year . . . . . . . . .  $ 2,577,992   $ 2,524,018   $ 2,479,019
    Dividend Reinvestment Plan. . . . . . . .       20,977        19,983        17,530
    Retirement Savings Plan . . . . . . . . .       26,730        25,353        22,489
    Conversion of debentures. . . . . . . . .        3,117         5,173         4,201
    Performance shares and options exercised.       11,244         3,465           779
--------------------------------------------------------------------------------------
  Balance end of year . . . . . . . . . . . .    2,640,060     2,577,992     2,524,018
--------------------------------------------------------------------------------------

ADDITIONAL PAID-IN CAPITAL
  Balance beginning of year . . . . . . . . .   27,672,005    25,782,824    24,192,188
    Dividend Reinvestment Plan. . . . . . . .      780,582       698,526       626,801
    Retirement Savings Plan . . . . . . . . .      997,187       890,806       793,817
    Conversion of debentures. . . . . . . . .      105,639       175,599       142,597
    Performance shares and options exercised.       98,579       124,250        27,421
--------------------------------------------------------------------------------------
  Balance end of year . . . . . . . . . . . .   29,653,992    27,672,005    25,782,824
--------------------------------------------------------------------------------------

RETAINED EARNINGS
  Balance beginning of year . . . . . . . . .   33,721,747    31,857,732    28,892,384
    Net income. . . . . . . . . . . . . . . .    6,721,537     7,489,201     8,270,986
    Cash dividends (1). . . . . . . . . . . .   (5,887,724)   (5,625,186)   (5,305,638)
--------------------------------------------------------------------------------------
  Balance end of year . . . . . . . . . . . .   34,555,560    33,721,747    31,857,732
--------------------------------------------------------------------------------------

UNEARNED COMPENSATION
  Balance beginning of year . . . . . . . . .            0             0       (71,041)
    Amortization of prior years' awards . . .            0             0        71,041
--------------------------------------------------------------------------------------
  Balance end of year . . . . . . . . . . . .            0             0             0
--------------------------------------------------------------------------------------


TOTAL STOCKHOLDERS' EQUITY. . . . . . . . . .  $66,849,612   $63,971,744   $60,164,574
======================================================================================

(1)  Cash  dividends  per share for 2001, 2000 and 1999 were $1.09, $1.06 and $1.02, respectively.

See accompanying notes


Chesapeake Utilities Corporation     Page 35


CONSOLIDATED  STATEMENTS  OF  INCOME  TAXES
---------------------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31,                              2001          2000         1999
---------------------------------------------------------------------------------------------
CURRENT INCOME TAX EXPENSE
  Federal . . . . . . . . . . . . . . . . . . . . . .  $ 3,194,125   $ 1,598,184   $3,948,746
  State . . . . . . . . . . . . . . . . . . . . . . .      602,548       264,294      807,214
  Investment tax credit adjustments, net. . . . . . .      (54,815)      (54,815)     (54,815)
---------------------------------------------------------------------------------------------
Total current income tax expense. . . . . . . . . . .    3,741,858     1,807,663    4,701,145
---------------------------------------------------------------------------------------------

DEFERRED INCOME TAX EXPENSE (1)
  Property, plant and equipment . . . . . . . . . . .      769,264     1,071,852      734,765
  Deferred gas costs. . . . . . . . . . . . . . . . .     (236,971)    2,404,994     (124,576)
  Pensions and other employee benefits. . . . . . . .      (71,089)     (115,615)    (153,697)
  Unbilled revenue. . . . . . . . . . . . . . . . . .      303,136      (736,700)     (45,290)
  Contributions in aid of construction. . . . . . . .            0             0     (160,971)
  Environmental expenditures. . . . . . . . . . . . .     (142,362)          879       97,480
  Other (2) . . . . . . . . . . . . . . . . . . . . .     (111,562)       63,519     (364,609)
---------------------------------------------------------------------------------------------
Total deferred income tax expense . . . . . . . . . .      510,416     2,688,929      (16,898)
---------------------------------------------------------------------------------------------
TOTAL INCOME TAX EXPENSE. . . . . . . . . . . . . . .  $ 4,252,274   $ 4,496,592   $4,684,247
=============================================================================================

RECONCILIATION OF EFFECTIVE INCOME TAX RATES
  Federal income tax expense (3). . . . . . . . . . .  $ 3,840,832   $ 4,075,170   $4,404,779
  State income taxes, net of federal benefit. . . . .      492,850       489,831      553,444
  Other (2) . . . . . . . . . . . . . . . . . . . . .      (81,408)      (68,409)    (273,976)
---------------------------------------------------------------------------------------------
TOTAL INCOME TAX EXPENSE. . . . . . . . . . . . . . .  $ 4,252,274   $ 4,496,592   $4,684,247
=============================================================================================
EFFECTIVE INCOME TAX RATE . . . . . . . . . . . . . .         38.7%         37.5%        36.2%


--------------------------------------------------------------------------------
AT DECEMBER 31,                                               2001          2000
--------------------------------------------------------------------------------
DEFERRED INCOME TAXES
  DEFERRED INCOME TAX LIABILITIES:
    Property, plant and equipment . . . . . . . . . .  $15,730,682   $15,088,379
    Environmental costs . . . . . . . . . . . . . . .    1,286,226     1,478,259
    Deferred gas costs. . . . . . . . . . . . . . . .    2,607,170     2,844,140
    Other . . . . . . . . . . . . . . . . . . . . . .      935,104       736,255
--------------------------------------------------------------------------------
  Total deferred income tax liabilities . . . . . . .   20,559,182    20,147,033
--------------------------------------------------------------------------------

  DEFERRED INCOME TAX ASSETS:
    Unbilled revenue. . . . . . . . . . . . . . . . .    1,487,428     1,790,563
    Pension and other employee benefits . . . . . . .    1,464,878     1,382,628
    Self insurance. . . . . . . . . . . . . . . . . .      535,141       502,416
    Other . . . . . . . . . . . . . . . . . . . . . .      490,622       399,126
--------------------------------------------------------------------------------
  Total deferred income tax assets. . . . . . . . . .    3,978,069     4,074,733
--------------------------------------------------------------------------------
DEFERRED INCOME TAXES PER CONSOLIDATED BALANCE SHEET.  $16,581,113   $16,072,300
================================================================================

(1)  Includes  $102,000,  $298,000 and $39,000 of deferred state income taxes for the years
     2001,  2000  and  1999,  respectively.
(2)  1999 includes a $238,000 tax benefit associated with the adjustment to deferred income taxes  for  known  tax  exposures, offset  by a $78,000 charge  to  adjust  deferred income taxes to the 35% federal income tax rate.
(3)  Federal  income  taxes  for  2001  were  recorded at 35%. The years 2000 and 1999 were recorded  at  34%.

See accompanying notes


Chesapeake Utilities Corporation     Page 36

A.  SUMMARY  OF  ACCOUNTING  POLICIES
NATURE  OF  BUSINESS
Chesapeake Utilities Corporation ("Chesapeake" or "the Company") is engaged in natural gas distribution to approximately 42,700 customers located in central and southern Delaware, Maryland's Eastern Shore and Florida. The Company's natural gas transmission subsidiary operates a pipeline from various points in Pennsylvania and northern Delaware to the Company's Delaware and Maryland distribution divisions, as well as other utility and industrial customers in Pennsylvania, Delaware and the Eastern Shore of Maryland. The Company's propane distribution and marketing segment provides distribution service to approximately 34,600 customers in central and southern Delaware, the Eastern Shore of Maryland, Florida and Virginia, and markets propane to a number of large independent oil and petrochemical companies, resellers and propane distribution companies in the southeastern United States. The advanced information services segment provides consulting, custom programming, training, development tools and website development for national and international clients.

PRINCIPLES  OF  CONSOLIDATION
The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. Investments in all entities in which the Company owns more than 20 percent but less than 50 percent, are accounted for by the equity method. The Company does not have any ownership interests in special purpose entities. All significant intercompany transactions have been eliminated in consolidation.

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

PROPERTY,  PLANT,  EQUIPMENT  AND  DEPRECIATION
Utility property is stated at original cost while the assets of the non-utility segments are recorded at cost. The costs of repairs and minor replacements are charged to income as incurred and the costs of major renewals and betterments are capitalized. Upon retirement or disposition of utility property, the recorded cost of removal, net of salvage value, is charged to accumulated depreciation. Upon retirement or disposition of non-utility property, the gain or loss, net of salvage value, is charged to income. The provision for depreciation is computed using the straight-line method at rates that amortize the unrecovered cost of depreciable property over the estimated useful life of the asset. Depreciation and amortization expenses are provided at an annual rate for each segment. Average rates for the past three years were 4 percent for natural gas distribution and transmission, 5 percent for propane distribution and marketing, 18 percent for advanced information services and 9 percent for general plant.

CASH  AND  CASH  EQUIVALENTS
The Company's policy is to invest cash in excess of operating requirements in overnight income producing accounts. Such amounts are stated at cost, which approximates market value. Investments with an original maturity of three months or less are considered cash equivalents.

INVENTORIES
The Company uses the average cost method to value inventory. If the market prices drop below average cost, inventory balances are adjusted to market values.

Chesapeake Utilities Corporation     Page 37

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

Intangible assets are associated with the acquisition of non-utility companies. Except for goodwill on acquisitions that were completed after June 30, 2001, intangible assets are amortized on a straight-line basis over a weighted average period of 21 years. Goodwill related to acquisitions completed after June 30, 2001 is not amortized, in accordance with SFAS No. 142. Gross intangibles and the net unamortized balance at December 31, 2001 were $8.7 million and $7.7 million, respectively. Gross intangibles and the net unamortized balance at December 31, 2000 were $7.7 million and $5.9 million, respectively.

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

FINANCIAL  INSTRUMENTS
Xeron, the Company's propane marketing operation, engages in trading activities using forward and futures contracts which have been accounted for using the mark-to-market method of accounting. Under mark-to-market accounting, the Company's trading contracts are recorded at fair value, net of future servicing costs, and changes in market price are recognized as gains or losses in the period of change. The resulting unrealized gains and losses are recorded as assets or liabilities, respectively. At December 31, 2001, there was an unrealized loss of $75,000. At December 31, 2000, there was an unrealized gain of $831,000. Trading liabilities are recorded in other accrued liabilities. Trading assets are recorded in prepaid expenses and other current assets.

The Company's natural gas distribution operations have entered into agreements with natural gas suppliers to purchase natural gas for resale to their customers. Purchases under these contracts are considered "normal purchases and sales" under SFAS No. 133 and are not marked-to-market.

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

Chesapeake Utilities Corporation     Page 38

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

EARNINGS  PER  SHARE
The calculations of both basic and diluted earnings per share are presented below. In 2001, the effect of assuming the exercise of the outstanding stock options would have been anti-dilutive; therefore it was not included in the calculations.

-------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31,                   2001        2000        1999
-------------------------------------------------------------------------------
 CALCULATION OF BASIC EARNINGS PER SHARE:
 Net Income . . . . . . . . . . . . . . . .  $6,721,537  $7,489,201  $8,270,986
 Weighted Average Shares Outstanding. . . .   5,367,433   5,249,439   5,144,449
-------------------------------------------------------------------------------
 BASIC EARNINGS PER SHARE . . . . . . . . .  $     1.25  $     1.43  $     1.61
===============================================================================

 CALCULATION OF DILUTED EARNINGS PER SHARE:
 Reconciliation of Numerator:
 Net Income basic . . . . . . . . . . . . .  $6,721,537  $7,489,201  $8,270,986
 Effect of 8.25% Convertible debentures . .     171,725     179,701     188,982
-------------------------------------------------------------------------------
 Adjusted numerator diluted . . . . . . . .  $6,893,262  $7,668,902  $8,459,968
-------------------------------------------------------------------------------
 Reconcilation of Denominator:
 Weighted Shares Outstanding basic. . . . .   5,367,433   5,249,439   5,144,449
 Effect of 8.25% Convertible debentures . .     201,125     209,893     220,732
 Effect of stock options. . . . . . . . . .           0      11,484      11,875
 Effect of stock warrants . . . . . . . . .         849           0           0
-------------------------------------------------------------------------------
 Adjusted denominator diluted . . . . . . .   5,569,407   5,470,816   5,377,056
-------------------------------------------------------------------------------
 DILUTED EARNINGS PER SHARE . . . . . . . .  $     1.24  $     1.40  $     1.57
===============================================================================

CERTAIN  RISKS  AND  UNCERTAINTIES
The financial statements are prepared in conformity with generally accepted accounting principles that require management to make estimates in measuring assets and liabilities and related revenues and expenses (see Notes L and M to the Consolidated Financial Statements for significant estimates). These estimates involve judgments with respect to, among other things, various future economic factors that are difficult to predict and are beyond the control of the Company. Therefore, actual results could differ from those estimates.

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

FASB  STATEMENTS  AND  OTHER  AUTHORITATIVE  PRONOUNCEMENTS
Effective January 1, 2001, the Company adopted Financial Accounting Standards Board ("FASB") SFAS No. 133 as amended by SFAS No. 137 and 138, which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Their adoption did not have a material impact on the Company's financial position or results of operations.

Chesapeake Utilities Corporation     Page 39

On June 30, 2001, the FASB issued SFAS Nos. 141, 142 and 143. SFAS No. 141, "Business Combinations," eliminates the pooling-of-interest method of accounting for business combinations and requires the use of the purchase method. In addition, the reassessment of intangible assets to determine whether they are appropriately classified either separately or within goodwill is required. SFAS No. 141 is effective for business combinations initiated after June 30, 2001. The Company adopted SFAS No. 141 on July 1, 2001 with no material impact on net income.

SFAS No. 142, "Goodwill and Other Intangible Assets," eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives. SFAS No. 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, amortization of goodwill for acquisitions completed after June 30, 2001 was prohibited. The impact of adopting SFAS No. 142 has not yet been determined but could be material if future results of the new water businesses do not meet expectations.

SFAS No. 143, "Accounting for Asset Retirement Obligations," provides guidance on the accounting for obligations associated with the retirement of long-lived assets. SFAS No. 143 requires a liability to be recognized in the financial statements for retirement obligations meeting specific criteria. Measurement of the initial obligation is to approximate fair value with an equivalent amount recorded as an increase in the value of the capitalized asset. The asset will be depreciable in accordance with normal depreciation policy and the liability will be increased, with a charge to the income statement, until the obligation is settled. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The potential impact of adopting SFAS No. 143 has not yet been determined.

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

B.  BUSINESS  COMBINATIONS
During 2001, Chesapeake acquired Absolute Water Care, Inc. and selected assets of Aquarius Systems, Inc. and Automatic Water Conditioning, Inc., three water conditioning and treatment dealerships operating in Florida. In July 2001, Chesapeake purchased selected assets of EcoWater Systems of Rochester, located in Rochester, Minnesota and Intermountain Water, Inc. and Blue Springs Water, located in Boise, Idaho. These companies provide water treatment, water conditioning and bottled water to customers in those geographic regions.

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

These acquisitions were all accounted for as purchases and the Company's financial results include the results of operations from the dates of acquisition.

Chesapeake Utilities Corporation     Page 40

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

--------------------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31,                          2001            2000          1999
--------------------------------------------------------------------------------------------
OPERATING REVENUES, UNAFFILIATED CUSTOMERS
  Natural gas distribution and transmission . . .  $108,122,037   $ 99,750,303  $ 75,592,453
  Propane . . . . . . . . . . . . . . . . . . . .   198,124,011    216,272,941   138,436,520
  Advanced information services . . . . . . . . .    14,103,890     12,353,056    13,531,261
  Other . . . . . . . . . . . . . . . . . . . . .     9,971,020      7,036,544     2,640,101
--------------------------------------------------------------------------------------------
Total operating revenues, unaffiliated customers.  $330,320,958   $335,412,844  $230,200,335
--------------------------------------------------------------------------------------------
INTERSEGMENT REVENUES (1)
  Natural gas distribution and transmission . . .  $    112,006   $    119,480  $     61,141
  Advanced information services . . . . . . . . .             0         36,535             0
  Other . . . . . . . . . . . . . . . . . . . . .       783,051        814,995       659,624
--------------------------------------------------------------------------------------------
Total intersegment revenues . . . . . . . . . . .  $    895,057   $    971,010  $    720,765
--------------------------------------------------------------------------------------------
OPERATING INCOME BEFORE INCOME TAXES
  Natural gas distribution and transmission . . .  $ 14,267,044   $ 12,364,535  $ 10,300,455
  Propane . . . . . . . . . . . . . . . . . . . .     1,100,440      2,319,461     2,627,123
  Advanced information services . . . . . . . . .       517,427        335,849     1,469,958
  Other and eliminations. . . . . . . . . . . . .      (339,153)     1,006,126       451,602
--------------------------------------------------------------------------------------------
Total operating income before income taxes. . . .  $ 15,545,758   $ 16,025,971  $ 14,849,138
--------------------------------------------------------------------------------------------
DEPRECIATION AND AMORTIZATION
  Natural gas distribution and transmission . . .  $  5,667,001   $  4,930,445  $  4,762,285
  Propane . . . . . . . . . . . . . . . . . . . .     1,436,550      1,429,405     1,201,693
  Advanced information services . . . . . . . . .       255,760        280,053       268,082
  Other . . . . . . . . . . . . . . . . . . . . .       974,171        502,708       291,609
--------------------------------------------------------------------------------------------
Total depreciation and amortization . . . . . . .  $  8,333,482   $  7,142,611  $  6,523,669
--------------------------------------------------------------------------------------------
CAPITAL EXPENDITURES
  Natural gas distribution and transmission . . .  $ 23,791,057   $ 17,882,724  $ 17,853,885
  Propane . . . . . . . . . . . . . . . . . . . .     1,847,913      3,235,288     2,168,269
  Advanced information services . . . . . . . . .       252,159        240,727       372,501
  Other . . . . . . . . . . . . . . . . . . . . .     3,294,678      1,696,990     5,522,615
--------------------------------------------------------------------------------------------
Total capital expenditures. . . . . . . . . . . .  $ 29,185,807   $ 23,055,729  $ 25,917,270
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
AT DECEMBER 31,                                            2001           2000          1999
--------------------------------------------------------------------------------------------
IDENTIFIABLE ASSETS
  Natural gas distribution and transmission . . .  $153,576,226   $141,335,457  $117,024,633
  Propane . . . . . . . . . . . . . . . . . . . .    32,413,785     47,495,133    31,888,633
  Advanced information services . . . . . . . . .     2,583,740      2,372,407     2,854,670
  Other . . . . . . . . . . . . . . . . . . . . .    21,554,306     19,496,506    15,220,578
--------------------------------------------------------------------------------------------
Total identifiable assets . . . . . . . . . . . .  $210,128,057   $210,699,503  $166,988,514
--------------------------------------------------------------------------------------------

(1)  All  significant  intersegment  revenues  are  billed  at  market  rates  and have been eliminated  from  consolidated  revenues.

Chesapeake Utilities Corporation     Page 41

D.  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
Various items within the balance sheet are considered to be financial instruments because they are cash or are to be settled in cash. The carrying values of these items generally approximate their fair value (see Note E to the Consolidated Financial Statements for disclosure of fair value of investments). The Company's open forward and futures contracts at December 31, 2001 and December 31, 2000 had a net unrealized loss in fair value of $75,000 and a net unrealized gain in fair value of $831,000, respectively, based on market rates. The fair value of the Company's long-term debt is estimated using a discounted cash flow methodology. The Company's long-term debt at December 31, 2001, including current maturities, had an estimated fair value of $56.9 million as compared to a carrying value of $51.1 million. At December 31, 2000, the estimated fair value was approximately $56.0 million as compared to a carrying value of $53.6 million. These estimates are based on published corporate borrowing rates for debt instruments with similar terms and average maturities.

E.  INVESTMENTS
The investment balances at December 31, 2001 and 2000 consisted primarily of a Rabbi Trust ("the trust") associated with the acquisition of Xeron, Inc. The Company has classified the underlying investments held by the trust as trading securities, which require all gains and losses to be recorded into non-operating income. The trust was established during the acquisition as a retention bonus for an executive of Xeron. The Company has an associated liability recorded which is adjusted, along with non-operating expense, for the gains and losses incurred by the trust.

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

F.  COMMON  STOCK  AND  ADDITIONAL  PAID-IN  CAPITAL
The  following is a schedule of changes in the Company's shares of common stock.

-----------------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31,                               2001       2000       1999
-----------------------------------------------------------------------------------------
 COMMON STOCK: SHARES ISSUED AND OUTSTANDING (1)
 Balance beginning of year . . . . . . . . . . . . . . .  5,297,443  5,186,546  5,093,788
   Dividend Reinvestment Plan (2). . . . . . . . . . . .     43,101     41,056     36,319
   Sale of stock to the Company's Retirement Savings Plan    54,921     52,093     46,208
   Conversion of debentures. . . . . . . . . . . . . . .      6,395     10,628      8,631
   Performance shares and options exercised. . . . . . .     23,102      7,120      1,600
-----------------------------------------------------------------------------------------
 Balance end of year (3) . . . . . . . . . . . . . . . .  5,424,962  5,297,443  5,186,546
-----------------------------------------------------------------------------------------

(1)  12,000,000  shares  are  authorized  at  a  par  value  of  $.4867  per  share.
(2)  Includes  dividends  and  reinvested  optional  cash  payments.
(3)  The  Company  had  30,446  and 7,442 shares held in Rabbi Trusts at December 31,
     2001  and  2000,  respectively.

In 2000 and 2001, the Company entered into agreements with an investment banker to assist in identifying acquisition candidates. Under the agreements, the Company issued warrants to the investment banker to purchase 15,000 shares of Company stock in 2001 at a price of $18.25 per share and 15,000 shares in 2000 at a price of $18.00. The warrants are exercisable during a seven-year period after the date granted. The Company has recognized expenses of $47,500 related to the warrants. No warrants have been exercised.

Chesapeake Utilities Corporation     Page 42

G.  SHORT-TERM  BORROWING
The Board of Directors has authorized the Company to borrow up to $55.0 million from various banks and trust companies. As of December 31, 2001, the Company had three unsecured bank lines of credit totaling $65.0 million, none of which required compensating balances. Under these lines of credit, the Company had short-term debt outstanding of $42.1 million and $25.4 million at December 31, 2001 and 2000, respectively, with weighted average interest rates of 4.43 percent and 6.89 percent, respectively.

H.  LONG-TERM  DEBT
The  outstanding  long-term  debt, net of current maturities, is as shown below.

--------------------------------------------------------------------
AT DECEMBER 31,                                    2001         2000
--------------------------------------------------------------------
 First mortgage sinking fund bonds:
   9.37% Series I, due December 15, 2004    $ 1,512,000  $ 2,268,000
 Uncollateralized senior notes:
   7.97% note, due February 1, 2008. . . .    6,000,000    7,000,000
   6.91% note, due October 1, 2010 . . . .    7,272,727    8,181,818
   6.85% note, due January 1, 2012 . . . .   10,000,000   10,000,000
   7.83% note, due January 1, 2015 . . . .   20,000,000   20,000,000
 Convertible debentures:
   8.25%  due March 1, 2014. . . . . . . .    3,358,000    3,471,000
 Mortgage payable. . . . . . . . . . . . .      265,869            0
--------------------------------------------------------------------
 Total long-term debt. . . . . . . . . . .  $48,408,596  $50,920,818
--------------------------------------------------------------------

 Annual maturities of consolidated long-term debt for the next five years are as follows:  $2,686,145  for  2002,  $3,688,006 for  2003,  $3,690,031 for 2004, $2,936,236 for 2005 and
 $5,099,959 for 2006.

The convertible debentures may be converted, at the option of the holder, into shares of the Company's common stock at a conversion price of $17.01 per share. During 2001 and 2000, debentures totaling $109,000 and $181,000, respectively, were converted. The debentures are redeemable at the option of the holder, subject to an annual non-cumulative maximum limitation of $200,000 in the aggregate. At the Company's option, the debentures may be redeemed at the stated amounts. During 2001 and 2000, debentures totaling $4,000 and $10,000 were redeemed.

Indentures to the long-term debt of the Company and its subsidiaries contain various restrictions. The most stringent restrictions state that the Company must maintain equity of at least 40 percent of total capitalization and the times interest earned ratio must be at least 2.5.

Portions of the Company's natural gas distribution plant assets are subject to a lien under the mortgage pursuant to which the Company's first mortgage sinking fund bonds are issued.

I.  LEASE  OBLIGATIONS
The Company has entered several operating lease arrangements for office space at various locations and pipeline facilities. Rent expense related to these leases was $827,000, $652,000 and $357,000 for 2001, 2000 and 1999, respectively.
Future minimum payments under the Company's current lease agreements are $858,000, $795,000, $693,000, $531,000 and $289,000 for the years of 2002 through  2006,  respectively;  and  $793,000  thereafter, totaling $4.0 million.

Chesapeake Utilities Corporation     Page 43

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

The following schedule sets forth the funded status of the pension plan at December 31, 2001 and 2000:


--------------------------------------------------------------------------
AT DECEMBER 31,                                         2001          2000
--------------------------------------------------------------------------
 CHANGE IN BENEFIT OBLIGATION:
 Benefit obligation at beginning of year. . . .  $ 8,826,534   $ 8,241,995
   Service cost . . . . . . . . . . . . . . . .      347,955       354,031
   Interest cost. . . . . . . . . . . . . . . .      646,205       605,185
   Change in discount rate. . . . . . . . . . .      659,629             0
   Actuarial loss . . . . . . . . . . . . . . .       47,068         8,153
   Benefits paid. . . . . . . . . . . . . . . .     (407,027)     (382,830)
--------------------------------------------------------------------------
 Benefit obligation at end of year. . . . . . .   10,120,364     8,826,534
--------------------------------------------------------------------------

 CHANGE IN PLAN ASSETS:
 Fair value of plan assets at beginning of year   11,738,984    10,185,394
   Actual return on plan assets . . . . . . . .      413,617     1,936,420
   Benefits paid. . . . . . . . . . . . . . . .     (407,027)     (382,830)
--------------------------------------------------------------------------
 Fair value of plan assets at end of year . . .   11,745,574    11,738,984
--------------------------------------------------------------------------

 FUNDED STATUS. . . . . . . . . . . . . . . . .    1,625,210     2,912,450
 UNRECOGNIZED TRANSITION OBLIGATION . . . . . .      (66,059)      (81,163)
 UNRECOGNIZED PRIOR SERVICE COST. . . . . . . .      (53,055)      (57,754)
 UNRECOGNIZED NET GAIN. . . . . . . . . . . . .   (2,413,816)   (3,883,807)
--------------------------------------------------------------------------
 ACCRUED PENSION COST . . . . . . . . . . . . .  $  (907,720)  $(1,110,274)
--------------------------------------------------------------------------

 ASSUMPTIONS:
 -----------
   Discount rate. . . . . . . . . . . . . . . .         7.00%         7.50%
   Rate of compensation increase. . . . . . . .         4.75%         4.75%
   Expected return on plan assets . . . . . . .         8.50%         8.50%
--------------------------------------------------------------------------


Net periodic pension costs for the defined pension benefit plan for 2001, 2000 and 1999 include the components as shown below:


------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31,                2001        2000          1999
------------------------------------------------------------------------------
 COMPONENTS OF NET PERIODIC PENSION COST:
 Service cost . . . . . . . . . . . . . .  $ 347,955   $ 354,031   $   400,921
 Interest cost. . . . . . . . . . . . . .    646,205     605,185       688,198
 Expected return on assets. . . . . . . .   (981,882)   (859,245)   (1,046,254)
 Amortization of:
   Transition assets. . . . . . . . . . .    (15,104)    (15,104)      (15,104)
   Prior service cost . . . . . . . . . .     (4,699)     (4,699)       (4,699)
   Actuarial gain . . . . . . . . . . . .   (195,029)   (141,533)     (118,142)
------------------------------------------------------------------------------
 NET PERIODIC PENSION BENEFIT . . . . . .   (202,554)    (61,365)      (95,080)
------------------------------------------------------------------------------


Chesapeake Utilities Corporation     Page 44

The Company sponsors an unfunded executive excess benefit plan. The accrued benefit obligation and accrued pension costs were $1,170,000 and $687,000, respectively, as of December 31, 2001 and $676,000 and $515,000, respectively, at December 31, 2000.

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

Effective January 1, 1999, the Company began offering an enhanced 401(k) plan to all new employees, as well as existing employees that elected to no longer participate in the defined benefit plan. The Company makes matching contributions on a basis of up to 6 percent of each employee's pre-tax compensation for the year. The match is between 100 percent and 200 percent, based on a combination of the employee's age and years of service. The first 100 percent of the funds are matched with Chesapeake common stock. The remaining match is invested in the Company's 401(k) plan according to each employee's election options. On December 1, 2001, the Company converted the 401(k) fund holding Chesapeake stock to an Employee Stock Ownership Plan.

Effective, January 1, 1999 the Company began offering a non-qualified supplemental employee retirement savings plan open to Company executives over a specific income threshold. Participants receive a cash only matching contribution percentage equivalent to their 401(k) match level. All contributions and matched funds earn interest income monthly. This Plan is not funded externally.

The Company's contributions to the 401(k) plans totaled $1,352,000, $1,231,000 and $1,066,000 for the years ended December 31, 2001, 2000 and 1999, respectively. As of December 31, 2001, there are 273,333 shares reserved to fund future contributions to the Retirement Savings Plan.

OTHER  POST-RETIREMENT  BENEFITS
The Company sponsors a defined benefit post-retirement health care and life insurance plan that covers substantially all natural gas and corporate employees.

Net periodic post-retirement costs for 2001, 2000 and 1999 include the following components:

-------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31,                      2001       2000      1999
-------------------------------------------------------------------------------
 COMPONENTS OF NET PERIODIC POST-RETIREMENT COST:
 Service cost . . . . . . . . . . . . . . . . . .  $   887   $  1,803  $  3,322
 Interest cost. . . . . . . . . . . . . . . . . .   49,799     57,584    55,023
 Amortization of:
   Transition obligation. . . . . . . . . . . . .   27,859     27,859    27,859
   Actuarial (gain) loss. . . . . . . . . . . . .   (1,717)         -     3,130
-------------------------------------------------------------------------------
 Net periodic post-retirement cost. . . . . . . .   76,828     87,246    89,334
 Amounts amortized. . . . . . . . . . . . . . . .        0     25,028    25,254
-------------------------------------------------------------------------------
 TOTAL POST-RETIREMENT COST ACCRUALS. . . . . . .  $76,828   $112,274  $114,588
-------------------------------------------------------------------------------

Chesapeake Utilities Corporation     Page 45

The following schedule sets forth the status of the post-retirement health care and life insurance plan:

---------------------------------------------------------------
AT DECEMBER 31,                                2001        2000
---------------------------------------------------------------
 CHANGE IN BENEFIT OBLIGATION:
 Benefit obligation at beginning of year  $ 832,535   $ 788,532
   Retirees. . . . . . . . . . . . . . .    (58,485)     23,708
   Fully-eligible active employees . . .    (24,453)     48,992
   Other active. . . . . . . . . . . . .    (25,671)    (28,697)
---------------------------------------------------------------
 Benefit obligation at end of year . . .  $ 723,926   $ 832,535
---------------------------------------------------------------

 FUNDED STATUS . . . . . . . . . . . . .  $(723,926)  $(832,535)
 UNRECOGNIZED TRANSITION OBLIGATION. . .    133,718     161,577
 UNRECOGNIZED NET (GAIN) LOSS. . . . . .    (73,737)     61,543
---------------------------------------------------------------
 ACCRUED POST-RETIREMENT COST. . . . . .  $(663,945)  $(609,415)
---------------------------------------------------------------

 ASSUMPTIONS:
 ------------
   Discount rate . . . . . . . . . . . .       7.00%       7.50%
---------------------------------------------------------------


The health care inflation rate for 2001 is assumed to be 7.5 percent. This rate is projected to gradually decrease to an ultimate rate of 5 percent by the year 2007. A one percentage point increase in the health care inflation rate from the assumed rate would increase the accumulated post-retirement benefit obligation by approximately $68,000 as of January 1, 2002, and would increase the aggregate of the service cost and interest cost components of the net periodic post-retirement benefit cost for 2002 by approximately $5,000.

K.  EXECUTIVE  INCENTIVE  PLANS
The Performance Incentive Plan ("the Plan") adopted in 1992 allows for the granting of stock options, stock appreciation rights and performance shares to certain officers of the Company over a 10-year period. Stock options granted under the Plan entitle participants to purchase shares of the Company's common stock, exercisable in cumulative installments of up to one-third on each anniversary of the commencement of the award period. The Plan also enables participants the right to earn performance shares upon the Company's achievement of certain performance goals as set forth in the specific agreements associated with particular options and/or performance shares.

The Company executed Stock Option Agreements for a three-year performance period ending December 31, 2000 with certain executive officers. One-half of these options become exercisable over time and the other half become exercisable if certain performance targets are achieved. In 2000, the Company replaced the third year of this Stock Option Agreement with Stock Appreciation Rights ("SARs"). The SARs are awarded based on performance with a minimum number of SARs established for each participant. During 2001 and 2000, the Company granted 10,650 and 13,150 SARs, respectively, in conjunction with the agreement. Chesapeake currently awards Performance Share Agreements annually for certain other executive officers. Each year participants are eligible to earn a maximum number of performance shares, based on the Company's achievement of certain performance goals. The Company recorded compensation expense of $123,000, $118,000 and $131,000 associated with these performance shares in 2001, 2000 and 1999, respectively.


Chesapeake Utilities Corporation     Page 46

Changes  in  outstanding  options  were  as  shown  on  the  chart  below:

------------------------------------------------------------------------------------------------------------
                                             2001                    2000                   1999
                                    NUMBER        OPTION       NUMBER     OPTION      NUMBER     OPTION
                                   OF SHARES       PRICE      OF SHARES    PRICE     OF SHARES    PRICE
------------------------------------------------------------------------------------------------------------
 Balance beginning of year. . . . .  110,093   $12.75-$20.50  163,637  $12.75-$20.50  163,637  $12.75-$20.50
      Options exercised . . . . . .  (53,220)      $12.75
      Options expired . . . . . . .  (14,925)      $12.75
      Options forfeited or replaced                           (53,544)     $20.50
------------------------------------------------------------------------------------------------------------
 Balance end of year. . . . . . . .   41,948       $20.50     110,093  $12.75-$20.50  163,637  $12.75-$20.50
------------------------------------------------------------------------------------------------------------
 Exercisable. . . . . . . . . . . .   41,948       $20.50     110,093  $12.75-$20.50   85,735  $12.75-$20.50
------------------------------------------------------------------------------------------------------------


In December 1997, the Company granted stock options to certain executive officers of the Company. SFAS No. 123 requires the disclosure of pro forma net income and earnings per share as if fair value based accounting had been used to account for the stock-based compensation costs. Accordingly, pro forma net income, basic earnings per share and diluted earnings per share for 2000 were $7,475,885, $1.42 and $1.40, respectively. Pro forma net income, basic earnings per share and diluted earnings per share for 1999 were $8,230,868, $1.60 and $1.57, respectively. The assumptions used in calculating the pro forma information were: dividend yield, 4.73 percent; expected volatility, 15.53 percent; risk-free interest rate, 5.89 percent; and an expected life of 4 years. No options have been granted since 1997; therefore, there is no pro forma impact for 2001.

L.  ENVIRONMENTAL  COMMITMENTS  AND  CONTINGENCIES
The Company is currently participating in the investigation, assessment or remediation of three former gas manufacturing plant sites located in different jurisdictions, including the exploration of corrective action options to remove environmental contaminants. The Company has accrued liabilities for the Dover
Gas  Light,  Salisbury  Town  Gas  Light  and  the  Winter Haven Coal Gas sites.

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

If  the  agreement  in  principle  receives  final  approval,  Chesapeake  will:

  - Design and construct a parking lot on the site and dismantle the soil vapor extraction system that has been erected at the site.
  - Receive a net payment of $1.15 million from other parties to the agreement. These proceeds will be passed on to Chesapeake's firm customers, in accordance with the environmental rate rider.
  - Receive a release from liability and covenant not to sue from the EPA and the State of Delaware. This will relieve Chesapeake from liability for future remediation at the site, unless previously unknown conditions are discovered at the site, or information previously unknown to EPA is received that indicates the remedial action related to the former manufactured gas plant is not sufficiently protective. These contingencies are standard, and are required by the United States in all liability settlements.

At December 31, 2001, the Company had accrued $2.1 million (discounted) of costs associated with the remediation of the Dover site and had recorded an associated regulatory asset for the same amount. Of that amount, $1.5 million was for estimated ground-water remediation and $600,000 was for remaining soil remediation. The $1.5 million represented the low end of the ground-water remediation estimates prepared by an independent consultant and was used because the Company could not, at that time, predict the remedy the EPA might require.

Chesapeake Utilities Corporation     Page 47

Through December 31, 2001, the Company has incurred approximately $8.9 million in costs relating to environmental testing and remedial action studies at the Dover site. Approximately $6.0 million has been recovered through December 2001 from other parties or through rates.

Upon receiving final court approval of the consent decrees, Chesapeake will reduce both the accrued environmental liability and the associated environmental regulatory asset to the amount required to complete its obligations (primarily the final demobilization of the remedial system and final design and construction of the parking lot).

The second site is the Salisbury Town Gas Light Site in Salisbury, Maryland. In cooperation with the Maryland Department of the Environment ("MDE"), the Company is engaged in remediation that primarily includes the following: (1) operation of an air sparging/soil vapor extraction ("AS/SVE") remedial system; (2) monitoring and recovery of product from recovery wells; and (3) monitoring of ground-water quality. In February 2002, the MDE granted permission to permanently decommission the AS/SVE system and abandon nearly all of the monitoring wells on-site and off-site. The Company is currently seeking a No Further Action ("NFA") for the site. The NFA would be conditional upon the Company performing continued product monitoring and recovery at one well location and implementing land use controls. Evaluation of historical sampling results is currently being performed to determine the level of land use controls that will be required by the MDE for the site. A plan for decommissioning the AS/SVE system and monitoring well network is currently being prepared for approval from the MDE. The final decommissioning and well abandonment is anticipated to occur in the second quarter of 2002.

The Company has adjusted the liability with respect to the Salisbury site to $100,000 at December 31, 2001. The Company had previously accrued $175,000 as of December 31, 2000. This amount is based on the estimated costs to perform limited product monitoring and recovery efforts, abandon the monitoring well network, decommission the remedial system and fulfill ongoing reporting requirements. A corresponding regulatory asset has been recorded, reflecting the Company's belief that costs incurred will be recoverable in base rates.

Through December 31, 2001, the Company has incurred approximately $2.8 million for remedial actions and environmental studies at the Maryland site. Of this amount, approximately $1.7 million has been recovered through insurance proceeds or ratemaking treatment.

The third site is located in the state of Florida and in January 2001 the Company filed a remedial action plan ("RAP") with the Florida Department of the Environment ("FDEP"). The RAP was approved by the FDEP on May 4, 2001. The current estimate of costs to complete the RAP is $1 million (discounted). Accordingly, at December 31, 2001, the Company accrued a liability of $1 million. Through December 31, 2001, the Company has incurred approximately $80,000 of environmental costs associated with the Florida site. At December 31, 2001, the Company had collected $523,000 in excess of costs incurred. A regulatory asset of $477,000 representing the uncollected portion of the estimated clean up costs has also been recorded. Once the FDEP approves the RAP, the Company will commence with the remediation procedures per the RAP.

It is management's opinion that any unrecovered current costs and any other future costs associated with any of the three sites incurred will be recoverable through future rates or sharing arrangements with other responsible parties.

M.  OTHER  COMMITMENTS  AND  CONTINGENCIES
NATURAL  GAS  SUPPLY
The Company's natural gas distribution operations have entered into contractual commitments for daily entitlements of natural gas from various suppliers. The contracts have various expiration dates. In 2000, the Company entered into a

Chesapeake Utilities Corporation     Page 48
long-term contract with an energy marketing and risk management company to manage a portion of the Company's natural gas transportation and storage capacity. That contract remains in effect.

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

---------------------------------------------------------------------------
FOR THE QUARTERS ENDED   MARCH 31     JUNE 30    SEPTEMBER 30   DECEMBER 31
---------------------------------------------------------------------------
2001
 Operating Revenue .  $134,039,485  $71,051,256  $55,567,288   $ 69,662,929
 Operating Income. .     6,666,331    1,741,229      562,419      2,548,236
 Net Income. . . . .     5,365,469      666,726     (674,966)     1,364,308
 Earnings per share:
   Basic . . . . . .  $       1.01  $      0.12  $     (0.13)  $       0.25
   Diluted . . . . .  $       0.98  $      0.12  $     (0.13)  $       0.25
---------------------------------------------------------------------------
2000
 Operating Revenue .  $ 98,509,179  $65,950,982  $59,212,768   $111,739,915
 Operating Income. .     6,640,727    1,235,233      (43,959)     3,806,045
 Net Income. . . . .     5,669,466      319,548   (1,044,709)     2,544,896
 Earnings per share:
   Basic . . . . . .  $       1.09  $      0.06  $     (0.20)  $       0.48
   Diluted . . . . .  $       1.05  $      0.06  $     (0.20)  $       0.47
---------------------------------------------------------------------------


Chesapeake Utilities Corporation     Page 49

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
PART  III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT
Information pertaining to the Directors of the Company is incorporated herein by reference to the Proxy Statement, under "Information Regarding the Board of Directors and Nominees" and Section 16(a) Beneficial Ownership Reporting Compliance" to be filed not later than April 30, 2002 in connection with the Company's Annual Meeting to be held on May 21, 2002.

The information required by this item with respect to executive officers is, pursuant to instruction 3 of paragraph (b) of Item 401 of Regulation S-K, set forth in Part I of this Form 10-K under "Executive Officers of the Registrant."

ITEM  11.  EXECUTIVE  COMPENSATION
This information is incorporated herein by reference to the portion of the Proxy Statement captioned "Management Compensation Committee Interlocks and Insider Participation", in the Proxy Statement to be filed not later than April 30, 2002, in connection with the Company's Annual Meeting to be held on May 21, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT This information is incorporated herein by reference to the portion of the Proxy Statement captioned "Beneficial Ownership of the Company's Securities" to be filed not later than April 30, 2002 in connection with the Company's Annual Meeting to be held on May 21, 2002.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
This information is incorporated herein by reference to the portion of the Proxy Statement captioned "Certain Transactions" to be filed not later than April 30, 2002, in connection with the Company's Annual Meeting to be held on May 21, 2002.

Chesapeake Utilities Corporation     Page 50

PART  IV

ITEM 14. FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K
(A)     THE  FOLLOWING  DOCUMENTS  ARE  FILED  AS  PART  OF  THIS  REPORT:
1.    Financial  Statements:
  - Accountants' Report dated February 15, 2002 of PricewaterhouseCoopers LLP, Independent Accountants
  - Consolidated Statements of Income for each of the three years ended December 31, 2001, 2000 and 1999
  -   Consolidated  Balance  Sheets  at  December 31, 2001 and December 31, 2000
  - Consolidated Statements of Cash Flows for each of the three years ended December 31, 2001,2000 and 1999
  - Consolidated Statements of Common Stockholders' Equity for each of the three years ended December 31, 2001, 2000 and 1999
  - Consolidated Statements of Income Taxes for each of the three years ended December 31, 2001, 2000 and 1999
  -   Notes  to  Consolidated  Financial  Statements
2.    Financial  Statement  Schedules  - Schedule II - Valuation and Qualifying
      Accounts

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

Exhibit 4(e) Note Purchase Agreement entered into by the Company on December 27, 2000, pursuant to which the Company privately placed $20 million of its 7.83% senior notes due 2015, is not being filed herewith,

Chesapeake Utilities Corporation     Page 51
                  in accordance with Item 601(b)(4)(iii) of Regulation S-K. The Company hereby agrees to furnish a copy of that agreement to the Commission upon request.

*Exhibit  10(a)   Executive  Employment Agreement dated March 26, 1997, by and between  Chesapeake  Utilities  Corporation and each Ralph J.
                  Adkins and John R. Schimkaitis is incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997, File No.
                  001-11590.

*Exhibit  10(b)   Executive Employment Agreement dated January 1, 2001, by and between  Chesapeake  Utilities  Corporation  and Ralph J.
                  Adkins is incorporated herein by reference to Exhibit 10 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 001-11590.

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

*Exhibit  10(d)   Form  of  Performance Share Agreement dated January 1, 2002, pursuant  to  Chesapeake Utilities Corporation Performance
                  Incentive Plan by and between  Chesapeake  Utilities
                  Corporation and each of Ralph J. Adkins, John R. Schimkaitis,
                  Michael  P.  McMasters, William C. Boyles and Stephen C.
                  Thompson, filed  herewith.

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

*Exhibit  10(g)   Form of Stock Appreciation Rights Agreement dated January 1,
                  2001, pursuant to Chesapeake Utilities Corporation
                  Performance Incentive Plan by and  between  Chesapeake
                  Utilities  Corporation and each of Philip S. Barefoot,
                  William  C.  Boyles,  Thomas  A.  Geoffroy,  James  R.
                  Schneider and William P. Schneider is incorporated herein by reference to Exhibit 10 of the Company's Annual
                  Report on Form 10-K for the year ended December 31, 2000, File No. 001-11590.

*Exhibit  10(h)   Directors  Stock  Compensation  Plan  adopted  by Chesapeake
                  Utilities Corporation in 1995 is incorporated herein by reference to the Company's Proxy Statement dated
                  April 17, 1995 in connection with the Company's Annual
                  Meeting  held  in  May  1995.

*Exhibit 10(i)    United Systems, Inc. Executive Appreciation Rights Plan dated
                  December 31, 2000 is incorporated herein by reference to Exhibit 10 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 001-11590.

*Exhibit  10(j)   United Systems, Inc. Employee Appreciation Rights Plan dated
                  December 31, 2000 is incorporated herein by reference to Exhibit 10 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 001-11590.

Exhibit 12 Computation of Ratio of Earning to Fixed Charges, filed herewith.

Exhibit  21       Subsidiaries  of  the  Registrant,  filed  herewith.

Exhibit  23       Consent  of  Independent  Accountants,  filed  herewith.

            * Management contract or compensatory plan or agreement.


Chesapeake Utilities Corporation     Page 52

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Chesapeake Utilities Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Chesapeake  Utilities  Corporation

                                   By:     /s/  John  R.  Schimkaitis
                                           --------------------------
                                           John  R.  Schimkaitis
                                           President  and  Chief
                                              Executive  Officer
                                           Date:     March  15,  2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  Ralph  J.  Adkins                     /s/  John  R.  Schimkaitis
----------------------                     --------------------------
Ralph  J. Adkins, Chairman of              John R. Schimkaitis, President,
the Board and  Director                    Chief  Executive  Officer
                                           and  Director
Date:  March  15,  2002                    Date:  March  15,  2002


/s/  Michael  P.  McMasters                /s/  Richard  Bernstein
---------------------------                -----------------------
Michael  P.  McMasters,                    Richard  Bernstein,  Director
Vice  President, Chief
Financial  Officer  and  Treasurer
(Principal  Financial  and
Accounting  Officer)
Date:  March  15,  2002                    Date:  March  15,  2002


/s/  Thomas  J.  Bresnan                   /s/  Walter  J.  Coleman
------------------------                   ------------------------
Thomas  J.  Bresnan,  Director             Walter  J.  Coleman
Date:  March  15,  2002                    Date:  March  15,  2002


/s/  John  W.  Jardine,  Jr.               /s/  J.  Peter  Martin
----------------------------               ----------------------
John  W. Jardine, Jr., Director            J.  Peter  Martin,  Director
Date:  March  15,  2002                    Date:  March  15,  2002


/s/  Joseph  E.  Moore,  Esq.              /s/  Calvert  A.  Morgan,  Jr.
-----------------------------              ------------------------------
Joseph E. Moore, Esq., Director            Calvert  A.  Morgan,  Jr., Director
Date:  March  15,  2002                    Date:  March  15,  2002


/s/  Rudolph  M.  Peins,  Jr.              /s/  Robert  F.  Rider
-----------------------------              ----------------------
Rudolph  M. Peins, Jr., Director           Robert  F.  Rider,  Director
Date:  March  15,  2002                    Date:  March  15,  2002


/s/  Jeremiah  P.  Shea
-----------------------
Jeremiah  P.  Shea,  Director
Date:  March  15,  2002



Chesapeake Utilities Corporation     Page 53

                CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

--------------------------------------------------------------------------------------------------
                                                         ADDITIONS
                                     BALANCE AT  -----------------------                BALANCE AT
                                      BEGINNING  CHARGED TO    OTHER                       END OF
FOR THE YEAR ENDED DECEMBER 31,        OF YEAR     INCOME    ACCOUNTS (1) DEDUCTIONS (2)    YEAR
--------------------------------------------------------------------------------------------------
RESERVE DEDUCTED FROM RELATED ASSETS
  RESERVE FOR UNCOLLECTIBLE ACCOUNTS
2001 . . . . . . . . . . . . . . . .  $549,961    $592,590    $488,895    $(1,009,930)    $621,516
--------------------------------------------------------------------------------------------------
2000 . . . . . . . . . . . . . . . .  $475,592    $342,407    $ 63,741    $  (331,779)    $549,961
--------------------------------------------------------------------------------------------------
1999 . . . . . . . . . . . . . . . .  $302,513    $457,367    $ 74,877    $  (359,165)    $475,592
--------------------------------------------------------------------------------------------------


(1)  Recoveries.
(2)  Uncollectible  accounts  charged  off.



Chesapeake Utilities Corporation     Page 54

                CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES
                                     EXHIBIT 12
                       RATIO OF EARNINGS TO FIXED CHARGES


----------------------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31,                                2001         2000         1999
----------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS . . . . . . . . . . .  $ 6,721,537  $ 7,489,201  $ 8,270,986
Add:
     Income taxes . . . . . . . . . . . . . . . . . . .    4,252,275    4,496,592    4,684,247
     Portion of rents representative of interest factor      275,773      156,680      162,278
     Interest on indebtedness . . . . . . . . . . . . .    5,178,495    4,398,266    3,348,231
     Amortization of debt discount and expense. . . . .      101,183      111,122      117,966
----------------------------------------------------------------------------------------------
EARNINGS AS ADJUSTED. . . . . . . . . . . . . . . . . .  $16,529,263  $16,651,861  $16,583,708
==============================================================================================


FIXED CHARGES
     Portion of rents representative of interest factor  $   275,773  $   156,680  $   162,278
     Interest on indebtedness . . . . . . . . . . . . .    5,178,495    4,398,266    3,348,231
     Amortization of debt discount and expense. . . . .      101,183      111,122      117,966
----------------------------------------------------------------------------------------------
FIXED CHARGES . . . . . . . . . . . . . . . . . . . . .  $ 5,555,451  $ 4,666,068  $ 3,628,475
==============================================================================================
RATIO OF EARNINGS TO FIXED CHARGES. . . . . . . . . . .         2.98         3.57         4.57
==============================================================================================




Chesapeake Utilities Corporation     Page 55

                        CHESAPEAKE UTILITIES CORPORATION
                                   EXHIBIT 21
                         SUBSIDIARIES OF THE REGISTRANT

                    SUBSIDIARIES                         STATE  INCORPORATED
                    ------------                         -------------------
       Eastern  Shore  Natural  Gas  Company                  Delaware
       Sharp  Energy,  Inc.                                   Delaware
       Chesapeake  Service  Company                           Delaware
       Xeron,  Inc.                                          Mississippi
       Sam  Shannahan  Well  Company,  Inc.                   Maryland
       Sharp  Water,  Inc.                                    Delaware


       SUBSIDIARIES  OF  SHARP  ENERGY,  INC.            STATE  INCORPORATED
       --------------------------------------            -------------------
       Sharpgas,  Inc.                                        Delaware
       Tri-County  Gas  Co.,  Incorporated                    Maryland


   SUBSIDIARIES  OF  CHESAPEAKE  SERVICE  COMPANY        STATE  INCORPORATED
   ----------------------------------------------        -------------------
       Skipjack,  Inc.                                        Delaware
       BravePoint,  Inc.                                      Georgia
       Chesapeake  Investment  Company                        Delaware
       Eastern  Shore  Real  Estate                           Maryland


       SUBSIDIARIES  OF  SHARP  WATER,  INC.             STATE  INCORPORATED
       -------------------------------------             -------------------
       EcoWater  Systems  of  Michigan,  Inc.                 Michigan
       Carroll  Water  Systems,  Inc.                         Maryland
       Absolute  Water  Care,  Inc.                           Florida
       Sharp  Water of  Florida,  Inc.                        Delaware
       Sharp  Water of  Idaho,  Inc.                          Delaware
       Sharp  Water of  Minnesota,  Inc.                      Delaware
       Sharp  Water of  Nevada,  Inc.                         Delaware


Chesapeake Utilities Corporation     Page 56

                       CONSENT OF INDEPENDENT ACCOUNTANTS
                                    ________



We  hereby  consent  to  the  incorporation  by  reference  in  the Registration
Statement  on  Form  S-2  (No.  33-26582), Form  S-3  (Nos.  33-28391, 33-64671,
333-63381 and 333-94159) and Form S-8 (No. 33-301175) of Chesapeake Utilities Corporation of our report dated February 15, 2002 relating to the financial statements and financial statement schedule, which appears in this Form 10-K.





/S/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers  LLP
Philadelphia,  Pennsylvania
March  29,  2002

Chesapeake Utilities Corporation     Page 57

                              Upon written request,
                         Chesapeake will provide, free of
                         charge, a copy of any exhibit to
                            the 2001 Annual Report on
                             Form 10-K not included
                                in this document.