Form 10-Q
period 2002-03-31
CHESAPEAKE UTILITIES CORP
filed 2002-05-15
CIK 19745

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         _______________________________
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:    March 31, 2002
                                                ------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

               Common Stock, par value $.4867 - 5,456,947 shares
                         issued as of March 31, 2002.

                                TABLE OF CONTENTS

PART  I  -  FINANCIAL  INFORMATION. . . . . . . . . . . . . . . . . . . . . . 1

  Item  1.     Financial  Statements. . . . . . . . . . . . . . . . . . . . . 1

    Notes  to  Consolidated  Financial  Statements. . . . . . . . . . . . . . 5
      1.   Quarterly  Financial  Data . . . . . . . . . . . . . . . . . . . . 5
      2.   Calculation  of  Earnings  Per  Share. . . . . . . . . . . . . . . 5
      3.   Commitments  and  Contingencies. . . . . . . . . . . . . . . . . . 5
      4.   Recent  Authoritative  Pronouncements
           on  Financial  Reporting  and  Accounting. . . . . . . . . . . . . 8
      4.   Goodwill and Other Intangible Assets . . . . . . . . . . . . . . . 8

  Item  2.     Management's  Discussion  and  Analysis  of  Financial
               Condition  and  Results  of  Operations. . . . . . . . . . . . 9

      Business  Description . . . . . . . . . . . . . . . . . . . . . . . . . 9

    Financial  Position, Liquidity  and  Capital  Resources . . . . . . . . . 9

    Results  of  Operations  for  the  Quarter
    Ended  March  31,  2002 . . . . . . . . . . . . . . . . . . . . . . . . .11
      Consolidated  Overview. . . . . . . . . . . . . . . . . . . . . . . . .11
      Natural  Gas  Distribution  and  Transmission . . . . . . . . . . . . .12
      Propane. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12
      Advanced  Information  Services. . . . . . . . . . . . . . . . . . . . 13
      Other  Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . 14
      Operating  Income  Taxes . . . . . . . . . . . . . . . . . . . . . . . 14
      Interest  Expense. . . . . . . . . . . . . . . . . . . . . . . . . . . 14
      Environmental  Matters . . . . . . . . . . . . . . . . . . . . . . . . 14

    Other  Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14
      Regulatory  Matters. . . . . . . . . . . . . . . . . . . . . . . . . . 14
      Competition. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15
      Inflation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16
      Cautionary  Statement. . . . . . . . . . . . . . . . . . . . . . . . . 16

  Item  3.     Quantitative and Qualitative Disclosures about Market Risk. . 16

PART  II  -  OTHER  INFORMATION. . . . . . . . . . . . . . . . . . . . . . . 18

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19

ITEM  1.     FINANCIAL  STATEMENTS

 CHESAPEAKE  UTILITIES  CORPORATION  AND  SUBSIDIARIES
 CONSOLIDATED  STATEMENTS  OF  INCOME  (UNAUDITED)

--------------------------------------------------------------------------------
 FOR THE THREE MONTHS ENDED MARCH 31,                     2002          2001
--------------------------------------------------------------------------------
 OPERATING REVENUES. . . . . . . . . . . . . . . . .  $68,540,959   $134,039,485
 COST OF SALES . . . . . . . . . . . . . . . . . . .   46,210,982    110,882,622
----------------------------------------------------  ------------  ------------
 GROSS MARGIN. . . . . . . . . . . . . . . . . . . .   22,329,977     23,156,863
----------------------------------------------------  ------------  ------------
 OPERATING EXPENSES
 Operations. . . . . . . . . . . . . . . . . . . . .    9,319,706      9,321,749
 Maintenance . . . . . . . . . . . . . . . . . . . .      464,576        495,036
 Depreciation and amortization . . . . . . . . . . .    2,326,349      2,127,379
 Other taxes . . . . . . . . . . . . . . . . . . . .    1,272,993      1,176,961
 Income taxes. . . . . . . . . . . . . . . . . . . .    3,039,429      3,369,407
----------------------------------------------------  ------------  ------------
 Total operating expenses. . . . . . . . . . . . . .   16,423,053     16,490,532
----------------------------------------------------  ------------  ------------
 OPERATING INCOME. . . . . . . . . . . . . . . . . .    5,906,924      6,666,331
 OTHER INCOME, NET . . . . . . . . . . . . . . . . .      211,050        134,872
----------------------------------------------------  ------------  ------------
 INCOME BEFORE INTEREST CHARGES. . . . . . . . . . .    6,117,974      6,801,203
 INTEREST CHARGES. . . . . . . . . . . . . . . . . .    1,234,496      1,435,734
----------------------------------------------------  ------------  ------------
 INCOME BEFORE CUMULATIVE EFFECT OF
    CHANGE IN ACCOUNTING PRINCIPLE . . . . . . . . .    4,883,478      5,365,469
 CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE   (1,916,000)             0
----------------------------------------------------  ------------  ------------
 NET INCOME. . . . . . . . . . . . . . . . . . . . .  $ 2,967,478   $  5,365,469
====================================================  ============  ============



 EARNINGS PER SHARE OF COMMON STOCK:
 -----------------------------------
 BASIC
   BEFORE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE .  $      0.90   $       1.01
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. . . . .        (0.35)          0.00
----------------------------------------------------  ------------  ------------
 NET INCOME. . . . . . . . . . . . . . . . . . . . .  $      0.55   $       1.01
====================================================  ============  ============

 DILUTED
   BEFORE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE .  $      0.87   $       0.98
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. . . . .        (0.34)          0.00
----------------------------------------------------  ------------  ------------
 NET INCOME. . . . . . . . . . . . . . . . . . . . .  $      0.53   $       0.98
====================================================  ============  ============

The accompanying notes are an integral part of these financial statements.



 CHESAPEAKE  UTILITIES  CORPORATION  AND  SUBSIDIARIES
 CONSOLIDATED  BALANCE  SHEETS  (UNAUDITED)

----------------------------------------------------------------------------------------
                                                            MARCH 31,      DECEMBER 31,
 ASSETS                                                        2002            2001
----------------------------------------------------------------------------------------
 PROPERTY, PLANT AND EQUIPMENT
 Natural gas distribution and transmission . . . . . . .  $ 172,339,079   $ 170,254,892
 Propane . . . . . . . . . . . . . . . . . . . . . . . .     32,980,942      32,877,317
 Advanced information services . . . . . . . . . . . . .      1,549,204       1,521,144
 Other plant . . . . . . . . . . . . . . . . . . . . . .     12,651,855      12,249,442
--------------------------------------------------------  --------------  --------------
 Total property, plant and equipment . . . . . . . . . .    219,521,080     216,902,795
 Less:  Accumulated depreciation and amortization. . . .    (68,925,566)    (66,646,944)
--------------------------------------------------------  --------------  --------------
 Net property, plant and equipment . . . . . . . . . . .    150,595,514     150,255,851
--------------------------------------------------------  --------------  --------------

 INVESTMENTS . . . . . . . . . . . . . . . . . . . . . .        513,982         517,901
--------------------------------------------------------  --------------  --------------

 CURRENT ASSETS
 Cash and cash equivalents . . . . . . . . . . . . . . .        634,028       1,188,335
 Accounts receivable, less allowance for uncollectibles.     21,430,019      21,266,309
 Materials and supplies, at average cost . . . . . . . .      1,144,544       1,106,995
 Merchandise inventory, at average cost. . . . . . . . .      1,505,455       1,610,786
 Propane inventory, at average cost. . . . . . . . . . .      2,042,424       2,518,871
 Storage gas prepayments . . . . . . . . . . . . . . . .        848,182       4,326,416
 Underrecovered purchased gas costs. . . . . . . . . . .      3,689,045       6,519,754
 Income taxes receivable . . . . . . . . . . . . . . . .              0         675,504
 Prepaid expenses and other current assets . . . . . . .      1,815,031       1,932,246
--------------------------------------------------------  --------------  --------------
 Total current assets. . . . . . . . . . . . . . . . . .     33,108,728      41,145,216
--------------------------------------------------------  --------------  --------------

 DEFERRED CHARGES AND OTHER ASSETS
 Environmental regulatory assets . . . . . . . . . . . .      2,664,877       2,677,010
 Environmental expenditures. . . . . . . . . . . . . . .      2,816,491       3,189,156
 Intangible assets, net. . . . . . . . . . . . . . . . .      4,464,513       7,724,283
 Other deferred charges. . . . . . . . . . . . . . . . .      5,244,213       5,141,363
--------------------------------------------------------  --------------  --------------
 Total deferred charges and other assets . . . . . . . .     15,190,094      18,731,812
--------------------------------------------------------  --------------  --------------


 TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . .  $ 199,408,318   $ 210,650,780
========================================================  ==============  ==============

The accompanying notes are an integral part of these financial statements.


 CHESAPEAKE  UTILITIES  CORPORATION  AND  SUBSIDIARIES
 CONSOLIDATED  BALANCE  SHEETS  (UNAUDITED)

----------------------------------------------------------------------------------------
                                                            MARCH 31,      DECEMBER 31,
 ASSETS                                                        2002            2001
----------------------------------------------------------------------------------------
 CAPITALIZATION
 Stockholders' equity
 Common Stock, par value $.4867 per share;
 (authorized 12,000,000 shares; issued 5,456,947
 and 5,424,962 shares, respectively) . . . . . . . . . .  $   2,655,628   $   2,640,060
 Additional paid-in capital. . . . . . . . . . . . . . .     30,258,031      29,653,992
 Retained earnings . . . . . . . . . . . . . . . . . . .     36,022,490      34,555,560
--------------------------------------------------------  --------------  --------------
 Total stockholders' equity. . . . . . . . . . . . . . .     68,936,149      66,849,612

 Long-term debt, net of current maturities . . . . . . .     46,393,048      48,408,596
--------------------------------------------------------  --------------  --------------
 Total capitalization. . . . . . . . . . . . . . . . . .    115,329,197     115,258,208
--------------------------------------------------------  --------------  --------------

 CURRENT LIABILITIES
 Current portion of long-term debt . . . . . . . . . . .      3,686,596       2,686,145
 Short-term borrowing. . . . . . . . . . . . . . . . . .     31,600,000      42,100,000
 Accounts payable. . . . . . . . . . . . . . . . . . . .     13,260,565      14,551,621
 Refunds payable to customers. . . . . . . . . . . . . .        546,397         971,575
 Income taxes payable. . . . . . . . . . . . . . . . . .      3,355,283               0
 Accrued interest. . . . . . . . . . . . . . . . . . . .        870,060       1,758,401
 Dividends payable . . . . . . . . . . . . . . . . . . .      1,500,547       1,491,832
 Deferred income taxes payable . . . . . . . . . . . . .        846,956         848,271
 Other accrued liabilities . . . . . . . . . . . . . . .      5,249,524       5,327,457
--------------------------------------------------------  --------------  --------------
 Total current liabilities . . . . . . . . . . . . . . .     60,915,928      69,735,302
--------------------------------------------------------  --------------  --------------

 DEFERRED CREDITS AND OTHER LIABILITIES
 Deferred income taxes . . . . . . . . . . . . . . . . .     13,206,089      15,732,842
 Deferred investment tax credits . . . . . . . . . . . .        588,653         602,357
 Environmental liability . . . . . . . . . . . . . . . .      3,147,713       3,199,733
 Accrued pension costs . . . . . . . . . . . . . . . . .      1,621,114       1,595,650
 Other liabilities . . . . . . . . . . . . . . . . . . .      4,599,624       4,526,688
--------------------------------------------------------  --------------  --------------
 Total deferred credits and other liabilities. . . . . .     23,163,193      25,657,270
--------------------------------------------------------  --------------  --------------


 TOTAL CAPITALIZATION AND LIABILITIES. . . . . . . . . .  $ 199,408,318   $ 210,650,780
========================================================  ==============  ==============

The accompanying notes are an integral part of these financial statements.


 CHESAPEAKE  UTILITIES  CORPORATION  AND  SUBSIDIARIES
 CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)

------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED MARCH 31,                              2002           2001
------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $  2,967,478   $  5,365,469
  Adjustments to reconcile net income to net operating cash:
    Goodwill impairment. . . . . . . . . . . . . . . . . . .     3,200,000              0
    Depreciation and amortization. . . . . . . . . . . . . .     2,775,058      2,582,501
    Deferred income taxes, net . . . . . . . . . . . . . . .    (2,524,149)           266
    Investment tax credit adjustments. . . . . . . . . . . .       (13,704)        (8,266)
    Mark-to-market adjustments . . . . . . . . . . . . . . .       (78,350)       919,460
    Other, net . . . . . . . . . . . . . . . . . . . . . . .        98,400        146,816
  Changes in assets and liabilities:
    Accounts receivable, net . . . . . . . . . . . . . . . .      (163,710)     8,992,865
    Inventory, materials, supplies and storage gas . . . . .     4,022,463      5,388,184
    Other current assets . . . . . . . . . . . . . . . . . .       195,564       (937,756)
    Other deferred charges . . . . . . . . . . . . . . . . .      (165,087)      (174,063)
    Accounts payable, net. . . . . . . . . . . . . . . . . .    (1,291,052)   (16,128,762)
    Refunds payable to customers . . . . . . . . . . . . . .      (425,178)      (242,784)
    Over (under) recovered purchased gas costs . . . . . . .     2,830,709     (1,423,768)
    Other current liabilities. . . . . . . . . . . . . . . .     3,173,535      4,378,745
------------------------------------------------------------  -------------  -------------
Net cash provided by operating activities. . . . . . . . . .    14,601,977      8,858,907
------------------------------------------------------------  -------------  -------------

INVESTING ACTIVITIES
  Property, plant and equipment expenditures, net. . . . . .    (2,659,937)    (4,594,355)
------------------------------------------------------------  -------------  -------------
Net cash used by investing activities. . . . . . . . . . . .    (2,659,937)    (4,594,355)
------------------------------------------------------------  -------------  -------------

FINANCING ACTIVITIES
  Common stock dividends, net of amounts reinvested. . . . .    (1,325,828)    (1,285,256)
  Issuance of stock:
    Dividend Reinvestment Plan optional cash . . . . . . . .        74,314         50,839
    Retirement Savings Plan. . . . . . . . . . . . . . . . .       260,281        280,170
  Net repayment under line of credit agreements. . . . . . .   (10,500,000)    (3,900,000)
  Repayment of long-term debt. . . . . . . . . . . . . . . .    (1,005,114)    (1,004,041)
------------------------------------------------------------  -------------  -------------
Net cash used by financing activities. . . . . . . . . . . .   (12,496,347)    (5,858,288)
------------------------------------------------------------  -------------  -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . .      (554,307)    (1,593,736)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD. . . . . . .     1,188,335      4,606,316
------------------------------------------------------------  -------------  -------------
CASH AND CASH EQUIVALENTS - END OF PERIOD. . . . . . . . . .  $    634,028   $  3,012,580
============================================================  =============  =============

The accompanying notes are an integral part of these financial statements.


NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

1.     QUARTERLY  FINANCIAL  DATA
The financial information for Chesapeake Utilities Corporation (the "Company") included herein is unaudited and should be read in conjunction with the Company's Annual Report on Form 10-K. In the opinion of management, this financial information reflects normal recurring adjustments, including the cumulative effect of change in accounting principles, which are necessary for a fair presentation of the Company's interim results. Due to the seasonal nature of the Company's business, there are substantial variations in the results of operations reported on a quarterly basis and, accordingly, results for any particular quarter may not give a true indication of results for the year. Certain amounts in 2001 have been reclassified to conform to the presentation for the current year.

2.     CALCULATION  OF  EARNINGS  PER  SHARE

-----------------------------------------------------------------------------
 FOR THE THREE MONTHS ENDED MARCH 31,                     2002        2001
-----------------------------------------------------------------------------
 CALCULATION OF BASIC EARNINGS PER SHARE BEFORE
 CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:

 Net Income before cumulative effect of change
   in accounting principle. . . . . . . . . . . . . .  $4,883,478  $5,365,469
 Weighted average shares outstanding. . . . . . . . .   5,443,980   5,317,760
-----------------------------------------------------  ----------  ----------
 BASIC EARNINGS PER SHARE BEFORE CUMULATIVE
 EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE . . . . . .  $     0.90  $     1.01
=====================================================  ==========  ==========

 CALCULATION OF DILUTED EARNINGS PER SHARE BEFORE
 CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:

 RECONCILIATION OF NUMERATOR:
 Net Income before cumulative effect of change
   in accounting principle - Basic. . . . . . . . . .  $4,883,478  $5,365,469
 Effect of 8.25% Convertible debentures . . . . . . .      41,541      42,821
-----------------------------------------------------  ----------  ----------
 Adjusted numerator - Diluted . . . . . . . . . . . .  $4,925,019  $5,408,290
-----------------------------------------------------  ----------  ----------

 RECONCILIATION OF DENOMINATOR:
 Weighted shares outstanding - Basic. . . . . . . . .   5,443,980   5,317,760
 Effect of dilutive securities
   Stock options. . . . . . . . . . . . . . . . . . .           0      12,782
   Warrants . . . . . . . . . . . . . . . . . . . . .       1,832         335
   8.25% Convertible debentures . . . . . . . . . . .     197,314     203,395
-----------------------------------------------------  ----------  ----------
 Adjusted denominator - Diluted . . . . . . . . . . .   5,643,126   5,534,272
-----------------------------------------------------  ----------  ----------
 DILUTED EARNINGS PER SHARE BEFORE CUMULATIVE
 EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE . . . . . .  $     0.87  $     0.98
=====================================================  ==========  ==========




3.     COMMITMENTS  AND  CONTINGENCIES

ENVIRONMENTAL  MATTERS
The Company is currently participating in the investigation, assessment or remediation of three former gas manufacturing plant sites located in different jurisdictions, including the exploration of corrective action options to remove environmental contaminants. The Company has accrued liabilities for the Dover Gas Light, Salisbury Town Gas Light and the Winter Haven Coal Gas sites. During the first quarter of 2002, the Company received a letter from the Maryland Department of the Environment requesting that the Company and two other parties enter into an Administrative Consent Order for cleanup of contamination at a fourth site located in Cambridge, Maryland.

The Dover Gas Light site is located in Dover, Delaware. In May 2001, the Company, General Public Utilities Corporation, Inc. ("GPU"), the State of Delaware and the United States Environmental Protection Agency ("EPA") signed a settlement term sheet reflecting the agreement in principle to settle a lawsuit with respect to the site. The parties are in the process of memorializing the terms of the final agreement in two consent decrees. The consent decrees will then be published for public comment and submitted to a federal judge for approval.

If  the  agreement  in  principle  receives  final  approval,  the Company will:

- Design and construct a parking lot on the site and dismantle the soil vapor extraction system that had been erected at the site.
- Receive a net payment of $1.15 million from other parties to the agreement. These proceeds will be passed on to the Company's firm customers, in accordance with the environmental rate rider.
- Receive a release from liability and covenant not to sue from the EPA and the State of Delaware. This will relieve the Company from liability for future remediation at the site, unless previously unknown conditions are discovered at the site, or information previously unknown to EPA is received that indicates the remedial action related to the prior manufactured gas plant is not sufficiently protective. These contingencies are standard, and are required by the United States in all liability settlements.

At March 31, 2002, the Company had accrued $2.1 million (discounted) of costs associated with the remediation of the Dover site and had recorded an associated regulatory asset for the same amount. Of that amount, $1.5 million was for estimated ground-water remediation and $600,000 was for remaining soil remediation. The $1.5 million represented the low end of the ground-water remediation estimates prepared by an independent consultant and was used because the Company could not, at that time, predict the remedy the EPA might require.

Through March 31, 2002, the Company has incurred approximately $8.9 million in costs relating to environmental testing and remedial action studies at the Dover site. Approximately $6.4 million has been recovered through March 31, 2002 from other parties or through rates.

Upon receiving final court approval of the consent decrees, the Company will reduce both the accrued environmental liability and the associated environmental regulatory asset to the amount required to complete its obligations (primarily the final demobilization of the remedial system and final design and construction of the parking lot).

The Salisbury Town Gas Light site is located in Salisbury, Maryland. In cooperation with the Maryland Department of the Environment ("MDE"), the Company is engaged in remediation that primarily includes the following: (1) operation of an air sparging/soil vapor extraction ("AS/SVE") remedial system; (2) monitoring and recovery of product from recovery wells; and (3) monitoring of ground-water quality. In February 2002, the MDE granted permission to permanently decommission the AS/SVE system and abandon nearly all of the monitoring wells on-site and off-site. The Company is currently seeking a No Further Action ("NFA") for the site. The NFA would be conditional upon the Company performing continued product monitoring and recovery at one well location and implementing land use controls. Evaluation of historical sampling results is currently being performed to determine the level of land use controls that will be required by the MDE for the site. A plan for decommissioning the AS/SVE system and monitoring well network is currently being prepared for approval from the MDE. The final decommissioning and well abandonment is anticipated to occur the second quarter in 2002.

The Company has adjusted the liability with respect to the Salisbury site to $88,000 at March 31, 2002. This amount is based on the estimated costs to perform limited product monitoring and recovery efforts, abandon the monitoring well network, decommission the remedial system and fulfill ongoing reporting requirements. A corresponding regulatory asset has been recorded, reflecting the Company's belief that costs incurred will be recoverable in base rates.

Through March 31, 2002, the Company has incurred approximately $2.8 million for remedial actions and environmental studies at the Salisbury site. Of this amount, approximately $1.8 million has been recovered through insurance proceeds or ratemaking treatment.

The Winter Haven Coal Gas site is located in Winter Haven, Florida. In January 2001, the Company filed a remedial action plan ("RAP") with the Florida Department of the Environment ("FDEP"). The RAP was approved by the FDEP on May 4, 2001. The current estimate of costs to complete the RAP is approximately $1 million (discounted). Accordingly, at March 31, 2002, the Company has accrued a liability of $1 million. Through March 31, 2002, the Company has incurred approximately $947,000 of environmental costs associated with the Florida site. At March 31, 2002, the Company had collected $523,000 in excess of costs incurred. A regulatory asset of $477,000 representing the uncollected portion of the estimated cleanup costs has also been recorded. Once the FDEP approves the RAP, the Company will commence with the remediation procedures per the RAP.

It is management's opinion that any unrecovered current costs and any other future costs associated with each of the three sites incurred will be recoverable through future rates or sharing arrangements with other responsible parties.

The Maryland Department of the Environment submitted a letter to Chesapeake and two other parties requesting that the parties enter into an Administrative Consent Order for cleanup of contamination at the Todd Seafood property located in Cambridge, Maryland. It has been alleged that contamination at the Todd Seafood property is a result of manufactured gas plant operations. Neither Chesapeake nor any of its affiliates have ever owned or operated a manufactured gas plant in Cambridge, Maryland. A company acquired by Chesapeake did, at one time, own a piece of land where a manufactured gas plant had once stood. The plant was removed before they purchased the land and the land was sold prior to the company's acquisition by Chesapeake. Chesapeake's environmental consultants have examined some of the MDE's records under the Public Information Act ("PIA"). Key documents were not available during the PIA review. Chesapeake's attorneys have been in discussions with the MDE to obtain access to these files. Upon receipt of these files, a response to the MDE's letter will be prepared and discussed with the MDE. The outcome of this matter cannot be determined at this time.

OTHER  COMMITMENTS  AND  CONTINGENCIES
The Company's natural gas distribution operations have entered into contractual commitments for daily entitlements of natural gas from various suppliers. The contracts have various expiration dates. In 2000, the Company entered into a long-term contract with an energy marketing and risk management company to manage a portion of the Company's natural gas transportation and storage capacity. That contract remains in effect.

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

4. RECENT AUTHORITATIVE PRONOUNCEMENTS ON FINANCIAL REPORTING AND ACCOUNTING On June 30, 2001, the FASB issued SFAS Nos. 142 and 143. SFAS No. 142, "Goodwill and Other Intangible Assets," eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives. SFAS No. 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, amortization of goodwill for acquisitions completed after June 30, 2001 was prohibited. This pronouncement was adopted in the current quarter. See Note 5 to the Consolidated Financial Statements for a description of its impact on the financial statements and additional disclosures required by the pronouncement.

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

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," replaces SFAS No. 121. The statement develops one accounting model for long-lived assets to be disposed of by sale and addresses significant implementation issues. SFAS No. 144 was adopted in the current quarter, as required. Its adoption did not have a material impact on the Company's financial position or results of operations.

5.     GOODWILL  AND  OTHER  INTANGIBLE  ASSETS
The Company has adopted SFAS No. 142 in the first quarter of 2002. Application of the non-amortization provisions resulted in $34,000 of additional income ($0.006 per share), after tax, for the first quarter of 2002 compared to 2001. The Company performed a test for goodwill impairment, using the two-step process prescribed in SFAS No. 142. The first step was a screen for potential impairment, using January 1, 2002 as the measurement date. The second step was a measurement of the amount of the goodwill determined to be impaired. The results of the tests indicate that the goodwill associated with the Company's water business, which is included in the reportable segment entitled "Other," has been impaired and that the amount of the impairment loss is $3.2 million. This has been recorded in the first quarter as the cumulative effect of a change in accounting principle. The fair value of the water business was determined using several methods, including discounted cash flow projections and market valuations for recent purchase and sales of similar businesses. These were weighted based on their expected probability. The previous test for impairment of goodwill, prescribed under SFAS No. 121, looked at undiscounted cash flows. The determination that the goodwill associated with the Company's water business was impaired was the result of the more stringent tests required by the new pronouncement. The performance of the Company's water unit in Michigan is the primary cause of the impairment.

The change in the carrying value of goodwill for the quarter ended March 31, 2002 is as follows:





                                WATER
                              BUSINESSES   PROPANE      TOTAL
                             ------------  --------  ------------
 Balance at January 1, 2002  $ 4,869,068   $674,451  $ 5,543,519
 Impairment charge. . . . .   (3,200,000)         0   (3,200,000)
---------------------------  ------------  --------  ------------
 Balance at March 31, 2002.  $ 1,669,068   $674,451  $ 2,343,519
---------------------------  ------------  --------  ------------




The  impact  of  the  non-amortization provision of SFAS No. 142 was as follows:


-----------------------------------------------------------------------------
                                             BASIC      DILUTED
                                              NET       EARNINGS    EARNINGS
FOR THE THREE MONTHS ENDED MARCH 31, 2001    INCOME    PER SHARE   PER SHARE
-----------------------------------------------------------------------------
 Net Income . . . . . . . . . . . . . . .  $5,365,469  $     1.01  $     0.98
 Amortization of goodwill, after tax. . .      33,844        0.01        0.00
-----------------------------------------  ----------  ----------  ----------
 Net Income, exclusive of amortization. .  $5,399,313  $     1.02  $     0.98
-----------------------------------------  ----------  ----------  ----------




Intangible  assets  subject  to  amortization are as follows:





                               MARCH 31, 2002                DECEMBER 31, 2001
                         --------------------------    -------------------------
                            Gross                         Gross
                          Carrying    Accumulated       Carrying    Accumulated
                           Amount     Amortization       Amount    Amortization
                         ----------  --------------    ----------  -------------
 Customer Lists . . . .  $1,111,651  $      108,852    $1,111,651  $      82,141
 Non-compete agreements   1,000,000         169,917     1,000,000        140,417
 Acquisition costs. . .     379,541          91,429       379,541         87,870
-----------------------  ----------  --------------    ----------  -------------
 Total. . . . . . . . .  $2,491,192  $      370,198    $2,491,192  $     310,428
-----------------------  ----------  --------------    ----------  -------------




Amortization of intangible assets was $60,000 for the three months ended March 31, 2002. For the year ended December 31, 2001, amortization of intangibles, excluding goodwill, was $132,000. The estimated annual amortization of intangibles for the next five years is: $230,000 for 2002; $224,000 for 2003; $224,000 for 2004; $213,000 for 2005; and $213,000 for 2006.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS  DESCRIPTION
Chesapeake Utilities Corporation (the "Company") is a diversified utility company engaged in natural gas distribution and transmission, propane distribution and marketing, advanced information services and other related businesses.

The Company's strategy is to grow earnings from a stable utility foundation by investing in related businesses and services that provide opportunities for higher, unregulated returns. This growth strategy includes acquisitions and investments in unregulated businesses as well as the continued investment and expansion of the Company's utility operations that provide the stable base of earnings. The Company continually reevaluates its investments to ensure that they are consistent with its strategy and the goal of enhancing shareholder value. The Company's unregulated businesses and services currently include propane distribution and marketing, advanced information services and water conditioning and treatment. By investing in these related business and services, the Company has created opportunities to earn higher returns than those typically earned by a traditional utility.


FINANCIAL  POSITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's capital requirements reflect the capital-intensive nature of its business and are principally attributable to the construction program and the retirement of outstanding debt. The Company relies on cash generated by operations and short-term borrowing to meet normal working capital requirements and to temporarily finance capital expenditures. During the first three months of 2002, net cash provided by operating activities, net cash used by investing activities and net cash used by financing activities were approximately $14.6 million, $2.7 million and. $12.5 million, respectively. Cash provided by operations was up $5.7 million in the current quarter compared to the first quarter of 2001. The cash flow increased due to a reduction in working capital requirements associated with lower energy prices. The first quarter of 2001 required the use of funds to reduce the outstanding payables balance. In 2002, the underrecovered purchased gas cost balance was reduced by $2.8 million, generating positive cash flow.

Based upon the Company's current level of short-term borrowing and the anticipated cash requirements in 2002, the Company has engaged a placement agent and is in the process of filing for regulatory approval to issue $30 million of long-term debt. The placement is expected to be completed and the funds available by the end of October 2002. The funds will be used to refinance short-term borrowing and fund capital expenditures.

The Board of Directors has authorized the Company to borrow up to $55.0 million of short-term debt from various banks and trust companies. As of March 31, 2002, Chesapeake had three unsecured bank lines of credit with two financial institutions, totaling $65.0 million, for short-term cash needs to meet seasonal working capital requirements and to temporarily fund portions of its capital expenditures. One of the bank lines is committed. The other two lines are subject to the banks' availability of funds. In the first quarter, cash provided by operations and cash on hand was adequate to fund capital expenditures and the reduction in short-term debt outstanding. At March 31, 2002, the debt outstanding under these lines was $31.6 million.

During the three-month periods ended March 31, 2002 and 2001, capital expenditures were approximately $2.7 million and $4.6 million, respectively. Chesapeake has budgeted $16.8 million for capital expenditures during 2002. This amount includes $11.8 million for natural gas distribution and transmission, $2.3 million for propane distribution and marketing, $200,000 for advanced information services and $2.5 million for other operations. The natural gas distribution and transmission expenditures are for expansion and improvement of facilities. The propane expenditures are to support customer growth and for the replacement of equipment. The advanced information services expenditures are for computer hardware, software and related equipment. Expenditures for other operations include expenditures to support customer growth and replace equipment for water operations and general plant, computer software and hardware. Financing for the 2002 capital expenditure program is expected to be provided from short-term borrowing, cash provided by operating activities and the expected issuance of long-term debt. The capital expenditure program is subject to continuous review and modification. Actual capital requirements may vary from the above estimates due to a number of factors including acquisition opportunities, changing economic conditions, customer growth in existing areas, regulation, availability of capital and new growth opportunities.

The Company has budgeted $846,000 for capital expenditures in 2002 related to environmental remediation projects, and expects to make additional expenditures in future years, a portion of which may need to be financed through external sources. Management does not expect any such expenditures or financing to have a material adverse effect on the financial position or capital resources of the Company (see Note 3 to the Consolidated Financial Statements).

As of March 31, 2002, common equity represented 59.8 percent of total capitalization, compared to 58.0 percent as of December 31, 2001. Combining short-term financing with total capitalization, the equity component would have been 45.8 percent and 41.8 percent, respectively. The Company remains committed to maintaining a sound capital structure and strong credit ratings in order to provide the financial flexibility needed to access the capital markets when required. This commitment, along with adequate and timely rate relief for the Company's regulated operations, is intended to ensure that the Company will be able to attract capital from outside sources at a reasonable cost.

Interest expense for the first three months of 2002 decreased approximately $201,000, or 14%, over the same period in 2001. The decrease was due primarily to a reduction in the average interest rate for short-term borrowing from 6.17%for the first quarter of 2001 to 2.36% for the same period in 2002. A reduction in the average long-term debt balance of $2.5 million due to scheduled repayments also contributed to this reduction. These factors were partially offset by an increase in the average short-term debt balance from $24.4 million in 2001 to $37.7 million in 2002.

RESULTS  OF  OPERATIONS  FOR  THE  QUARTER  ENDED  MARCH  31,  2002

CONSOLIDATED  OVERVIEW
The Company recognized net income before cumulative effect of change in accounting principle of $4.9 million, or $0.90 per share, for the first quarter of 2002, a decrease of $486,000, or $0.11 per share, compared to the corresponding period in 2001. As indicated in the following table, the decline in income is primarily attributable to lower profitability of propane and the advanced information services segments, as well as increased cost to add a corporate infrastructure to the water business, partially offset by lower taxes and interest expenses.

Chesapeake adopted Financial Accounting Standards Board ("FASB") Statement of Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," in the first quarter of 2002. As a result of the change in the goodwill impairment testing methods prescribed by SFAS No. 142, a non-cash charge for goodwill impairment of $1.9 million, after tax, was recorded as the cumulative effect of a change in accounting principle. The charge was necessitated primarily by the performance of the Michigan water business. After giving effect to this charge, earnings per share for the first quarter were $0.55. In accordance with the pronouncement, Chesapeake also ceased regular amortization of goodwill. In 2001, amortization of goodwill amounted to $142,000 per year, after tax, or approximately $0.026 per share. The Company's remaining goodwill balance was $2.3 million as of March 31, 2002.

The Company is continuing the implementation of its water business strategy. Management changes have been implemented during the last six months, which are designed to improve the performance of the water business. The investments in the water business are a part of Chesapeake's strategy to diversify its earnings into unregulated, non-weather sensitive businesses, thereby providing opportunities for the Company to achieve higher earnings and earnings growth.

The impact of the change in accounting principle is discussed further in Note 5 to the Consolidated Financial Statements.


------------------------------------------------------------------------------------------------
 FOR THE THREE MONTHS ENDED MARCH 31,                      2002          2001         CHANGE
------------------------------------------------------------------------------------------------
 Pre-tax Operating Income (Loss)
   Natural Gas Distribution & Transmission. . . . . .  $ 6,355,270   $ 6,267,995   $     87,275
   Propane. . . . . . . . . . . . . . . . . . . . . .    2,778,555     3,695,473       (916,918)
   Advanced Information Services. . . . . . . . . . .      (72,016)      103,613       (175,629)
   Other & Eliminations . . . . . . . . . . . . . . .     (115,456)      (31,343)       (84,113)
-----------------------------------------------------  ------------  ------------  -------------
 Pre-tax Operating Income . . . . . . . . . . . . . .    8,946,353    10,035,738     (1,089,385)

 Operating Income Taxes . . . . . . . . . . . . . . .    3,039,429     3,369,407       (329,978)
 Interest . . . . . . . . . . . . . . . . . . . . . .    1,234,496     1,435,734       (201,238)
 Non-Operating Income, net. . . . . . . . . . . . . .      211,050       134,872         76,178
-----------------------------------------------------  ------------  ------------  -------------
 Net Income before cumulative effect of
 change in accounting principle . . . . . . . . . . .    4,883,478     5,365,469       (481,991)
 Cumulative effect of change in accounting principle.   (1,916,000)            0     (1,916,000)
-----------------------------------------------------  ------------  ------------  -------------
 Net Income . . . . . . . . . . . . . . . . . . . . .  $ 2,967,478   $ 5,365,469   $ (2,397,991)
=====================================================  ============  ============  =============

NATURAL  GAS  DISTRIBUTION  AND  TRANSMISSION
The natural gas distribution and transmission segment earned pre-tax operating income of $6.36 million for the first quarter of 2002 compared to $6.27 million for the corresponding period last year, an increase of $87,000.


------------------------------------------------------------------------------------------------
 FOR THE THREE MONTHS ENDED MARCH 31,                      2002          2001         CHANGE
------------------------------------------------------------------------------------------------
 Revenue. . . . . . . . . . . . . . . . . . . . . . .  $31,788,059   $44,240,049   $(12,451,990)
 Cost of gas. . . . . . . . . . . . . . . . . . . . .   18,902,773    31,674,622    (12,771,849)
-----------------------------------------------------  ------------  ------------  -------------
 Gross margin . . . . . . . . . . . . . . . . . . . .   12,885,286    12,565,427        319,859

 Operations & maintenance . . . . . . . . . . . . . .    4,180,231     4,111,494         68,737
 Depreciation & amortization. . . . . . . . . . . . .    1,631,584     1,479,368        152,216
 Other taxes. . . . . . . . . . . . . . . . . . . . .      718,201       706,570         11,631
-----------------------------------------------------  ------------  ------------  -------------
 Pre-tax operating expenses . . . . . . . . . . . . .    6,530,016     6,297,432        232,584
-----------------------------------------------------  ------------  ------------  -------------
 Total Pre-tax Operating Income . . . . . . . . . . .  $ 6,355,270   $ 6,267,995   $     87,275
=====================================================  ============  ============  =============

Revenues and cost of gas decreased due to lower natural gas commodity costs for the first quarter of 2002 compared to 2001. Commodity cost changes are passed on to the ratepayers through a Gas Cost Recovery ("GSR") or Purchased Gas Cost
("PGA") adjustment in all jurisdictions; therefore, they have no impact on the Company's profitability. Revenues and cost of gas were also down because the Florida division went "open access" for all non-residential customers in 2001. As a result, some customers switched from sales service, where they purchase the commodity and transportation from the Company, to transportation only.

Gross margins increased $320,000 over the same period in 2001 due to increases in the margins for Florida and the transmission operations. Florida experienced an increase in transportation volumes of 36%. Transmission margins were up due to the completion of a major system expansion in November of 2001. Margins in Delaware and Maryland were adversely impacted by temperatures that were 18% warmer than 2001. Management estimates that the warmer weather reduced margins by $888,000 compared to 2001 when weather was colder than normal. If the temperatures had been normal, management estimates that margins would have been $497,000 higher. This decline was partially offset by customer growth of 5.0% and a rate increase in Delaware. The margin increases were partially offset by higher operating expenses, primarily depreciation. The increase in depreciation reflects completion of recent capital projects that increased the transmission capacity by 25% and various expansion projects in Florida.

PROPANE
For the first quarter of 2002, the propane segment contributed pre-tax operating income of $2.8 million compared to $3.7 million for the first quarter of 2001. Gross margin decreased $1.5 million, but was partially offset by reductions in operating expenses of $632,000.


------------------------------------------------------------------------------------------------
 FOR THE THREE MONTHS ENDED MARCH 31,                      2002          2001         CHANGE
------------------------------------------------------------------------------------------------
 Revenue. . . . . . . . . . . . . . . . . . . . . . .  $30,919,500   $84,595,907   $(53,676,407)
 Cost of sales. . . . . . . . . . . . . . . . . . . .   24,564,513    76,691,822    (52,127,309)
-----------------------------------------------------  ------------  ------------  -------------
 Gross margin . . . . . . . . . . . . . . . . . . . .    6,354,987     7,904,085     (1,549,098)

 Operations & maintenance . . . . . . . . . . . . . .    2,934,776     3,598,616       (663,840)
 Depreciation & amortization. . . . . . . . . . . . .      385,749       386,823         (1,074)
 Other taxes. . . . . . . . . . . . . . . . . . . . .      255,907       223,173         32,734
-----------------------------------------------------  ------------  ------------  -------------
 Pre-tax operating expenses . . . . . . . . . . . . .    3,576,432     4,208,612       (632,180)
-----------------------------------------------------  ------------  ------------  -------------
 Total Pre-tax Operating Income . . . . . . . . . . .  $ 2,778,555   $ 3,695,473   $   (916,918)
=====================================================  ============  ============  =============

Both the revenues and cost of sales declined significantly for the propane segment. Propane wholesale marketing accounted for $46.4 million of the revenue decrease and $45.8 million of the cost of sales decrease. The drop primarily reflects the decrease in the wholesale prices for propane from the first quarter of 2001 to the first quarter of 2002. Additionally, the volume of activity was also down, due to the lower price volatility in 2002. Propane distribution revenues and costs were also lower by $8.3 million and $7.4 million, respectively due to the drop in propane commodity prices. Commodity cost changes, both increases and decreases are generally passed on to the distribution customers contingent upon competitive market conditions.

The Delmarva distribution operations experienced a drop of $1.0 million in gross margin. Volumes sold for the first quarter were down 22.6%. Volumes were negatively impacted by temperatures that were 18% warmer than 2001, increased competition and lower sales to the poultry industry. Management estimates that $500,000 in additional margin would have been earned of the temperatures had been normal. The reduction in sales to poultry customers resulted in a drop in margins of $150,000 compared to 2001. A decrease in operating expenses of $525,000 partially offset the decline in margins. Cost containment efforts that began in April 2001 remain in effect and have reduced customer accounting and sales and marketing costs. Other costs, such as delivery expenses, decreased due to the lower volumes sold. The Florida propane start-ups increased their pre-tax operating income by $37,000 for the first quarter.

Propane wholesale marketing margins declined by $572,000 and were partially offset by a reduction of $146,000 in operating expenses. The 2001 results reflected increased opportunities due to the extreme price volatility in the propane wholesale market. The same level of price fluctuations have not been experienced in 2002. The 2002 results reflect increased margins of approximately $650,000 that resulted from a bankrupt vendor defaulting on supply contracts during the first quarter of 2002. The supply was replaced by purchasing from different vendors at a lower cost than the original contract. Although the propane wholesale marketing business has not been as profitable as in 2001, it is still performing above the earnings targets established by the Company.

ADVANCED  INFORMATION  SERVICES
The advanced information services business experienced a pre-tax operating loss of $72,000 for the first quarter of 2002 compared to income of $104,000 for the first quarter of last year. The decrease is the result of decreased revenues partially offset by decreased operating expenses.


------------------------------------------------------------------------------------------------
 FOR THE THREE MONTHS ENDED MARCH 31,                      2002          2001         CHANGE
------------------------------------------------------------------------------------------------
 Revenue. . . . . . . . . . . . . . . . . . . . . . .  $ 3,059,256   $ 3,490,786   $   (431,530)
 Cost of sales. . . . . . . . . . . . . . . . . . . .    1,618,812     1,767,615       (148,803)
-----------------------------------------------------  ------------  ------------  -------------
 Gross margin . . . . . . . . . . . . . . . . . . . .    1,440,444     1,723,171       (282,727)

 Operations & maintenance . . . . . . . . . . . . . .    1,277,601     1,398,056       (120,455)
 Depreciation & amortization. . . . . . . . . . . . .       56,370        62,272         (5,902)
 Other taxes. . . . . . . . . . . . . . . . . . . . .      178,489       159,230         19,259
-----------------------------------------------------  ------------  ------------  -------------
 Pre-tax operating expenses . . . . . . . . . . . . .    1,512,460     1,619,558       (107,098)
-----------------------------------------------------  ------------  ------------  -------------
 Total Pre-tax Operating (Loss) Income. . . . . . . .  $   (72,016)  $   103,613   $   (175,629)
=====================================================  ============  ============  =============

This segment was adversely affected by the nation's economic slowdown as discretionary consulting projects have been postponed or cancelled. Additionally, training revenues have declined significantly due to a reluctance on the part of students to travel in the aftermath of September 11.

OTHER  OPERATIONS
Other operations experienced a pre-tax operating loss of $115,000 for the first quarter of 2002 compared to a loss of $31,000 for the first quarter of last year. The results for 2002 include the operations of five water businesses that were purchased after the first quarter of 2001.


------------------------------------------------------------------------------------------------
 FOR THE THREE MONTHS ENDED MARCH 31,                      2002          2001         CHANGE
------------------------------------------------------------------------------------------------
 Revenue. . . . . . . . . . . . . . . . . . . . . . .  $ 2,774,144   $ 1,712,743   $  1,061,401
 Cost of sales. . . . . . . . . . . . . . . . . . . .    1,124,885       748,563        376,322
-----------------------------------------------------  ------------  ------------  -------------
 Gross margin . . . . . . . . . . . . . . . . . . . .    1,649,259       964,180        685,079

 Operations & maintenance . . . . . . . . . . . . . .    1,391,673       708,620        683,053
 Depreciation & amortization. . . . . . . . . . . . .      252,646       198,916         53,730
 Other taxes. . . . . . . . . . . . . . . . . . . . .      120,396        87,987         32,409
-----------------------------------------------------  ------------  ------------  -------------
 Pre-tax operating expenses . . . . . . . . . . . . .    1,764,715       995,523        769,192
-----------------------------------------------------  ------------  ------------  -------------
 Total Pre-tax Operating Loss . . . . . . . . . . . .  $  (115,456)  $   (31,343)  $    (84,113)
=====================================================  ============  ============  =============

The increases in all categories reflect the addition of new water businesses. Pre-tax operating income dropped $84,000 due to increased expenses associated with building a corporate infrastructure and developing and implementing uniform operating controls and procedures for the group. There have also been some relocations and additions of operating locations for the businesses.

OPERATING  INCOME  TAXES
Operating income taxes were lower due to the decrease in operating income for the current quarter.

INTEREST  EXPENSE
Interest expense for the first three months of 2002 decreased approximately $201,000, or 14%, over the same period in 2001. The decrease was due primarily to a reduction in the average interest rate for short-term borrowing from 6.17%for the first quarter of 2001 to 2.36% for the same period in 2002. A reduction in the average long-term debt balance of $2.5 million due to scheduled repayments also contributed to this reduction. These factors were partially offset by an increase in the average short-term debt balance from $24.4 million in 2001 to $37.7 million in 2002.

ENVIRONMENTAL  MATTERS
The Company continues to work with federal and state environmental agencies to assess the environmental impact and explore options for corrective action at three former gas manufacturing plant sites (see Note 3 to the Consolidated Financial Statements). The Company believes that future costs associated with these sites will be recoverable in rates or through sharing arrangements with, or contributions by, other responsible parties. The Maryland Department of the Environment ("MDE") submitted a letter to Chesapeake and two other parties requesting that the parties enter into an Administrative Consent Order for cleanup of contamination at the Todd Seafood property located in Cambridge, Maryland. The outcome of this matter cannot be determined at this time. See Note 3 to the Consolidated Financial Statements for further information.


OTHER  MATTERS

REGULATORY  MATTERS
The Company's natural gas distribution operations are subject to regulation by the Delaware, Maryland and Florida Public Service Commissions, while the natural gas transmission operation is subject to regulation by the Federal Energy Regulatory Commission ("FERC").

On August 2, 2001, the Delaware Division filed a general rate increase application. Interim rates, subject to refund went into effect on October 1, 2001. A settlement agreement was approved in April 2002 by the Delaware Public Service Commission that should result in an increase in rates of approximately $380,000 per year.

On October 31, 2001, Eastern Shore, the Company's natural gas transmission subsidiary, filed a rate change with the FERC pursuant to the requirements of
Article XII of the Stipulation and Agreement dated August 1, 1997. Eastern Shore's filing proposed a change in base rates for firm transportation services. On November 30, 2001, the Commission issued an Order, which accepted and suspended the effectiveness of the rates until May 1, 2002 subject to refund and the outcome of a hearing. A pre-hearing conference was held on December 18, 2001 and the hearing was scheduled for September 24, 2002. Discovery related to the rate proceeding began in January 2002 with FERC Staff data requests. The outcome of the proceedings is uncertain.

The Florida Division filed tariff revisions on March 29, 2002 to complete the unbundling process by requiring all customers, including residential, to migrate to transportation service and authorize the Florida Division to exit the merchant function. Transportation services are currently available to all non-residential customers. The Florida Public Service Commission has requested that the Company hold customer meetings to allow for an opportunity for comments by our customers. These meetings are scheduled for June 25 and 26 at four locations in our service territory. At this time, the outcome of the petition cannot be determined.

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

The Company's natural gas distribution operations located in Maryland, Delaware and Florida began offering transportation services to certain industrial customers during 1998, 1997 and 1994, respectively. In 2001, the Florida operation extended transportation service to commercial customers. With transportation services now available on the Company's distribution systems, the Company is competing with third party suppliers to sell gas to industrial customers. The Company's competitors include the interstate transmission company if the distribution customer is located close enough to the transmission company's pipeline to make a connection economically feasible. The customers at risk are usually large volume commercial and industrial customers with the financial resources and capability to bypass the distribution operations in this manner. In certain situations, the distribution operations may adjust services and rates for these customers to retain their business. The Company expects to continue to expand the availability of transportation services to additional classes of distribution customers in the future. The Company established a natural gas brokering and supply operation in Florida in 1994 to compete for customers eligible for transportation services.

The Company's propane distribution operations compete with several other propane distributors in their service territories, primarily on the basis of service and price. Competitors include several large national propane distribution companies, as well as an increasing number of local suppliers. Some of these competitors have pricing strategies designed to acquire market share.

The Company's advanced information services segment faces competition from a number of competitors, many of which have greater resources available to them than those of the Company. This segment competes on the basis of technological expertise, reputation and price.

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

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Market risk represents the potential loss arising from adverse changes in market rates and prices. The Company's long-term debt consists of first mortgage bonds, senior notes and convertible debentures with fixed interest rates, none of which was entered into for trading purposes. The carrying value of this long-term debt at March 31, 2002 was $50.1 million, with a fair value of $54.7 million, based mainly on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The Company is exposed to changes in interest rates due to the use of fixed rate long-term debt to finance the business. Management continually monitors fluctuations in interest rates and debt markets to assess the benefits of changing the mix of long and short-term debt or refinancing existing debt.

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

The Company's propane marketing operation is a party to natural gas liquids ("NGL") forward contracts, primarily propane contracts, with various third parties. These contracts require that the propane marketing operation purchase or sell NGL at a fixed price at fixed future dates. At expiration, the contracts are settled by the delivery of NGL to the Company or the counter party. The propane wholesale marketing operation also enters into futures contracts that are traded on the New York Mercantile Exchange. In certain cases, the futures contracts are settled by the payment of a net amount equal to the difference between the current market price of the futures contract and the original contract price.

The forward and futures contracts are entered into for trading and wholesale marketing purposes. The propane marketing business is subject to commodity price risk on its open positions to the extent that market prices for NGL deviate from fixed contract settlement prices. Market risk associated with the trading of futures and forward contracts are monitored daily for compliance with the Company's Risk Management Policy, which includes volumetric limits for open positions. To manage exposures to changing market prices, open positions are marked up or down to market prices and reviewed by oversight officials on a daily basis. Additionally, the Risk Management Committee reviews periodic reports on market and credit risk, approves any exceptions to the Risk Management Policy (within limits established by the Board of Directors) and authorizes the use of any new types of contracts. Quantitative information on forward and futures contracts at March 31, 2002 is presented in the following table. All of the contracts mature within twelve months.


------------------------------------------------------------------
                     QUANTITY      ESTIMATED     WEIGHTED AVERAGE
 AT MARCH 31, 2002  IN GALLONS   MARKET PRICES    CONTRACT PRICES
------------------------------------------------------------------
 FORWARD CONTRACTS
 Sale. . . . . . .   7,946,400  $0.4050 - $0.4200  $        0.3645
 Purchase. . . . .   5,418,000  $0.4050 - $0.4200  $        0.3895

 FUTURES CONTRACTS
 Sale. . . . . . .     210,000  $0.4050 - $0.4200  $        0.3985
 Purchase. . . . .   1,092,000  $0.4050 - $0.4200  $        0.3439
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


Chesapeake  Utilities  Corporation



/s/  Michael  P.  McMasters
---------------------------
Michael  P.  McMasters
Vice  President,  Treasurer  and  Chief  Financial  Officer


Date:  May  15,  2002