Form 10-Q
period 2002-06-30
CHESAPEAKE UTILITIES CORP
filed 2002-08-14
CIK 19745

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         _______________________________
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:    June  30, 2002
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

               Common Stock, par value $.4867 - 5,484,404 shares
                          issued as of June 30, 2002.

                                TABLE OF CONTENTS

PART  I  -  FINANCIAL  INFORMATION. . . . . . . . . . . . . . . . . . . . . . 1

  Item  1.     Financial  Statements. . . . . . . . . . . . . . . . . . . . . 1

    Notes  to  Consolidated  Financial  Statements. . . . . . . . . . . . . . 7
      1.   Quarterly  Financial  Data . . . . . . . . . . . . . . . . . . . . 7
      2.   Calculation  of  Earnings  Per  Share. . . . . . . . . . . . . . . 7
      3.   Commitments  and  Contingencies. . . . . . . . . . . . . . . . . . 7
           Environmental  Matters . . . . . . . . . . . . . . . . . . . . . . 7
           Other  Commitments  and  Contingencies . . . . . . . . . . . . . . 9
      4.   Recent  Authoritative  Pronouncements
           on  Financial  Reporting  and  Accounting. . . . . . . . . . . . . 9
      5.   Goodwill and Other Intangible Assets . . . . . . . . . . . . . . .10
      6.   Segment  Information . . . . . . . . . . . . . . . . . . . . . . .12

  Item  2.     Management's  Discussion  and  Analysis  of  Financial
               Condition  and  Results  of  Operations. . . . . . . . . . . .13

      Business  Description . . . . . . . . . . . . . . . . . . . . . . . . .13

    Financial  Position, Liquidity  and  Capital  Resources . . . . . . . . .13

    Results  of  Operations  for  the  Quarter
    Ended  June  30,  2002. . . . . . . . . . . . . . . . . . . . . . . . . .15
      Consolidated  Overview. . . . . . . . . . . . . . . . . . . . . . . . .15
      Natural  Gas  Distribution  and  Transmission . . . . . . . . . . . . .16
      Propane. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17
      Advanced  Information  Services. . . . . . . . . . . . . . . . . . . . 17
      Other  Business  Operations. . . . . . . . . . . . . . . . . . . . . . 17
      Operating  Income  Taxes . . . . . . . . . . . . . . . . . . . . . . . 17
      Interest  Expense. . . . . . . . . . . . . . . . . . . . . . . . . . . 18

    Results  of  Operations  for  the  Six  Months
    Ended  June  30,  2002. . . . . . . . . . . . . . . . . . . . . . . . . .18
      Consolidated  Overview. . . . . . . . . . . . . . . . . . . . . . . . .18
      Natural  Gas  Distribution  and  Transmission . . . . . . . . . . . . .19
      Propane. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20
      Advanced  Information  Services. . . . . . . . . . . . . . . . . . . . 21
      Other  Business  Operations. . . . . . . . . . . . . . . . . . . . . . 21
      Operating  Income  Taxes . . . . . . . . . . . . . . . . . . . . . . . 21
      Interest  Expense. . . . . . . . . . . . . . . . . . . . . . . . . . . 21
      Environmental  Matters . . . . . . . . . . . . . . . . . . . . . . . . 22

    Other  Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22
      Regulatory  Matters. . . . . . . . . . . . . . . . . . . . . . . . . . 22
      Competition. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22
      Recent  Pronouncements . . . . . . . . . . . . . . . . . . . . . . . . 23
      Inflation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 23
      Cautionary  Statement. . . . . . . . . . . . . . . . . . . . . . . . . 24

  Item  3.     Quantitative and Qualitative Disclosures about Market Risk. . 24

PART  II  -  OTHER  INFORMATION. . . . . . . . . . . . . . . . . . . . . . . 26

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 27

                         PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

 CHESAPEAKE  UTILITIES  CORPORATION  AND  SUBSIDIARIES
 CONSOLIDATED  STATEMENTS  OF  INCOME  (UNAUDITED)


--------------------------------------------------------------------------------
 FOR THE THREE MONTHS ENDED JUNE 30,                     2002           2001
--------------------------------------------------------------------------------
 OPERATING REVENUES . . . . . . . . . . . . . . . .  $ 53,235,106   $ 71,051,256
 COST OF SALES. . . . . . . . . . . . . . . . . . .    38,708,708     57,239,934
---------------------------------------------------  -------------  ------------
 GROSS MARGIN . . . . . . . . . . . . . . . . . . .    14,526,398     13,811,322
---------------------------------------------------  -------------  ------------

 OPERATING EXPENSES
 Operations . . . . . . . . . . . . . . . . . . . .     8,695,906      8,339,022
 Maintenance. . . . . . . . . . . . . . . . . . . .       464,814        359,278
 Depreciation and amortization. . . . . . . . . . .     2,382,307      1,946,955
 Other taxes. . . . . . . . . . . . . . . . . . . .     1,037,785      1,021,774
 Income taxes . . . . . . . . . . . . . . . . . . .       243,778        403,064
---------------------------------------------------  -------------  ------------
 Total operating expenses . . . . . . . . . . . . .    12,824,590     12,070,093
---------------------------------------------------  -------------  ------------
 OPERATING INCOME . . . . . . . . . . . . . . . . .     1,701,808      1,741,229

 OTHER INCOME, NET. . . . . . . . . . . . . . . . .        39,577        114,337
---------------------------------------------------  -------------  ------------
 INCOME BEFORE INTEREST CHARGES . . . . . . . . . .     1,741,385      1,855,566

 INTEREST CHARGES . . . . . . . . . . . . . . . . .     1,211,691      1,188,840
---------------------------------------------------  -------------  ------------
 NET INCOME . . . . . . . . . . . . . . . . . . . .  $    529,694   $    666,726
===================================================  =============  ============

 EARNINGS PER SHARE OF COMMON STOCK:

 BASIC. . . . . . . . . . . . . . . . . . . . . . .  $       0.10   $       0.12
===================================================  =============  ============
 DILUTED. . . . . . . . . . . . . . . . . . . . . .  $       0.10   $       0.12
===================================================  =============  ============

The accompanying notes are an integral part of these financial statements.


 CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


--------------------------------------------------------------------------------
 FOR THE SIX MONTHS ENDED JUNE 30,                       2002           2001
--------------------------------------------------------------------------------
 OPERATING REVENUES . . . . . . . . . . . . . . . .  $121,776,065   $205,090,741
 COST OF SALES. . . . . . . . . . . . . . . . . . .    84,919,691    168,122,556
---------------------------------------------------  -------------  ------------
 GROSS MARGIN . . . . . . . . . . . . . . . . . . .    36,856,374     36,968,185
---------------------------------------------------  -------------  ------------
 OPERATING EXPENSES
 Operations . . . . . . . . . . . . . . . . . . . .    18,015,611     17,660,772
 Maintenance. . . . . . . . . . . . . . . . . . . .       929,390        854,314
 Depreciation and amortization. . . . . . . . . . .     4,708,656      4,074,334
 Other taxes. . . . . . . . . . . . . . . . . . . .     2,310,778      2,198,735
 Income taxes . . . . . . . . . . . . . . . . . . .     3,283,207      3,772,471
---------------------------------------------------  -------------  ------------
 Total operating expenses . . . . . . . . . . . . .    29,247,642     28,560,626
---------------------------------------------------  -------------  ------------
 OPERATING INCOME . . . . . . . . . . . . . . . . .     7,608,732      8,407,559

 OTHER INCOME, NET. . . . . . . . . . . . . . . . .       250,627        249,210
---------------------------------------------------  -------------  ------------
 INCOME BEFORE INTEREST CHARGES . . . . . . . . . .     7,859,359      8,656,769

 INTEREST CHARGES . . . . . . . . . . . . . . . . .     2,446,187      2,624,574
---------------------------------------------------  -------------  ------------
 INCOME BEFORE CUMULATIVE EFFECT OF
    CHANGE IN ACCOUNTING PRINCIPLE. . . . . . . . .     5,413,172      6,032,195

 CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
    PRINCIPLE, NET OF TAX . . . . . . . . . . . . .    (1,916,000)             0
---------------------------------------------------  -------------  ------------
 NET INCOME . . . . . . . . . . . . . . . . . . . .  $  3,497,172   $  6,032,195
===================================================  =============  ============

 EARNINGS PER SHARE OF COMMON STOCK:

 BASIC
 BEFORE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. .  $       0.99   $       1.13
 EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE . . . . .         (0.35)          0.00
---------------------------------------------------  -------------  ------------
 NET INCOME . . . . . . . . . . . . . . . . . . . .  $       0.64   $       1.13
===================================================  =============  ============

 DILUTED
 BEFORE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. .  $       0.97   $       1.10
 EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE . . . . .         (0.34)          0.00
---------------------------------------------------  -------------  ------------
 NET INCOME . . . . . . . . . . . . . . . . . . . .  $       0.63   $       1.10
===================================================  =============  ============

The accompanying notes are an integral part of these financial statements.


 CHESAPEAKE  UTILITIES  CORPORATION  AND  SUBSIDIARIES
 CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)


------------------------------------------------------------------------------------------
FOR THE SIX MONTHS ENDED JUNE 30,                                 2002           2001
------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $  3,497,172   $  6,032,195
  Adjustments to reconcile net income to net operating cash:
    Goodwill impairment. . . . . . . . . . . . . . . . . . .     3,200,000              0
    Depreciation and amortization. . . . . . . . . . . . . .     4,708,656      4,074,334
    Deferred income taxes, net . . . . . . . . . . . . . . .      (841,719)      (501,427)
    Mark-to-market adjustments . . . . . . . . . . . . . . .        36,616        444,419
    Other, net . . . . . . . . . . . . . . . . . . . . . . .       388,138      1,326,839
  Changes in assets and liabilities:
    Accounts receivable, net . . . . . . . . . . . . . . . .     5,916,085     20,025,737
    Inventory, materials, supplies and storage gas . . . . .     1,240,642      2,071,093
    Other current assets . . . . . . . . . . . . . . . . . .      (451,630)      (680,538)
    Environmental recoveries, net of expenditures. . . . . .       465,376        221,313
    Other deferred charges . . . . . . . . . . . . . . . . .      (359,063)    (1,700,944)
    Accounts payable, net. . . . . . . . . . . . . . . . . .    (3,899,222)   (20,865,949)
    Refunds payable to customers . . . . . . . . . . . . . .      (614,544)      (105,518)
    Accrued income taxes . . . . . . . . . . . . . . . . . .     2,461,214      2,538,595
    Accrued interest . . . . . . . . . . . . . . . . . . . .       (68,967)     1,167,805
    Over (under) recovered deferred purchased gas costs. . .     5,682,150      1,037,233
    Other current liabilities. . . . . . . . . . . . . . . .      (301,667)       366,005
------------------------------------------------------------  -------------  -------------
Net cash provided by operating activities. . . . . . . . . .    21,059,237     15,451,192
------------------------------------------------------------  -------------  -------------

INVESTING ACTIVITIES
  Property, plant and equipment expenditures . . . . . . . .    (5,401,031)    (9,811,537)
------------------------------------------------------------  -------------  -------------
Net cash used by investing activities. . . . . . . . . . . .    (5,401,031)    (9,811,537)
------------------------------------------------------------  -------------  -------------

FINANCING ACTIVITIES
  Common stock dividends, net of amounts reinvested. . . . .    (2,653,816)    (2,576,451)
  Issuance of stock:
    Dividend Reinvestment Plan optional cash . . . . . . . .       160,539         88,746
    Retirement Savings Plan. . . . . . . . . . . . . . . . .       513,753        535,470
  Net repayment under line of credit agreements. . . . . . .   (12,098,844)    (3,200,000)
  Proceeds from issuance of long-term debt . . . . . . . . .        60,681        300,000
  Repayment of long-term debt. . . . . . . . . . . . . . . .    (1,398,497)    (1,385,290)
------------------------------------------------------------  -------------  -------------
Net cash used by financing activities. . . . . . . . . . . .   (15,416,184)    (6,237,525)
------------------------------------------------------------  -------------  -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . .       242,022       (597,870)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD. . . . . . . .     1,188,335      4,606,316
------------------------------------------------------------  -------------  -------------
CASH AND CASH EQUIVALENTS END OF PERIOD. . . . . . . . . . .  $  1,430,357   $  4,008,446
============================================================  =============  =============

The accompanying notes are an integral part of these financial statements.


 CHESAPEAKE  UTILITIES  CORPORATION  AND  SUBSIDIARIES
 CONSOLIDATED  BALANCE  SHEETS  (UNAUDITED)


----------------------------------------------------------------------------------------
                                                             JUNE 30,      DECEMBER 31,
 ASSETS                                                        2002            2001
----------------------------------------------------------------------------------------
 PROPERTY, PLANT AND EQUIPMENT
 Natural gas distribution and transmission . . . . . . .  $ 171,505,538   $ 168,436,347
 Propane . . . . . . . . . . . . . . . . . . . . . . . .     34,759,452      34,695,862
 Advanced information services . . . . . . . . . . . . .      1,577,072       1,521,144
 Other plant . . . . . . . . . . . . . . . . . . . . . .     12,997,903      12,249,442
--------------------------------------------------------  --------------  --------------
 Total property, plant and equipment . . . . . . . . . .    220,839,965     216,902,795
 Less:  Accumulated depreciation and amortization. . . .    (70,312,737)    (66,646,944)
--------------------------------------------------------  --------------  --------------
 Net property, plant and equipment . . . . . . . . . . .    150,527,228     150,255,851
--------------------------------------------------------  --------------  --------------

 INVESTMENTS . . . . . . . . . . . . . . . . . . . . . .        425,863         517,901
--------------------------------------------------------  --------------  --------------

 CURRENT ASSETS
 Cash and cash equivalents . . . . . . . . . . . . . . .      1,430,357       1,188,335
 Accounts receivable (less allowance for uncollectibles
    of $489,235 and $621,516, respectively). . . . . . .     15,350,224      21,266,309
 Materials and supplies, at average cost . . . . . . . .      1,125,034       1,106,995
 Merchandise inventory, at average cost. . . . . . . . .      1,437,056       1,610,786
 Propane inventory, at average cost. . . . . . . . . . .      3,267,199       2,518,871
 Storage gas prepayments . . . . . . . . . . . . . . . .      2,493,137       4,326,416
 Underrecovered purchased gas costs. . . . . . . . . . .        837,604       6,519,754
 Income taxes receivable . . . . . . . . . . . . . . . .              0         675,504
 Prepaid expenses and other current assets . . . . . . .      2,624,039       2,209,026
--------------------------------------------------------  --------------  --------------
 Total current assets. . . . . . . . . . . . . . . . . .     28,564,650      41,421,996
--------------------------------------------------------  --------------  --------------

 DEFERRED CHARGES AND OTHER ASSETS
 Environmental regulatory assets . . . . . . . . . . . .      2,655,964       2,677,010
 Environmental expenditures. . . . . . . . . . . . . . .      2,723,780       3,189,156
 Intangible assets, net. . . . . . . . . . . . . . . . .      4,399,723       7,724,283
 Other deferred charges. . . . . . . . . . . . . . . . .      5,407,832       5,141,363
--------------------------------------------------------  --------------  --------------
 Total deferred charges and other assets . . . . . . . .     15,187,299      18,731,812
--------------------------------------------------------  --------------  --------------






 TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . .  $ 194,705,040   $ 210,927,560
========================================================  ==============  ==============

The accompanying notes are an integral part of these financial statements.


 CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS



----------------------------------------------------------------------------------------
                                                             JUNE 30,      DECEMBER 31,
 CAPITALIZATION AND LIABILITIES                                2002            2001
----------------------------------------------------------------------------------------
 CAPITALIZATION
 Stockholders' equity
 Common Stock, par value $.4867 per share;
 (authorized 12,000,000 shares; issued 5,484,404
 and 5,424,962 shares, respectively) . . . . . . . . . .  $   2,668,991   $   2,640,060
 Additional paid-in capital. . . . . . . . . . . . . . .     30,784,867      29,653,992
 Retained earnings . . . . . . . . . . . . . . . . . . .     35,044,850      34,555,560
--------------------------------------------------------  --------------  --------------
 Total stockholders' equity. . . . . . . . . . . . . . .     68,498,708      66,849,612

 Long-term debt, net of current maturities . . . . . . .     46,011,721      48,408,596
--------------------------------------------------------  --------------  --------------
 Total capitalization. . . . . . . . . . . . . . . . . .    114,510,429     115,258,208
--------------------------------------------------------  --------------  --------------

 CURRENT LIABILITIES
 Current portion of long-term debt . . . . . . . . . . .      3,707,283       2,686,145
 Short-term borrowing. . . . . . . . . . . . . . . . . .     30,001,156      42,100,000
 Accounts payable. . . . . . . . . . . . . . . . . . . .     10,652,398      14,551,621
 Refunds payable to customers. . . . . . . . . . . . . .        357,031         971,575
 Income taxes payable. . . . . . . . . . . . . . . . . .      1,785,710               0
 Accrued interest. . . . . . . . . . . . . . . . . . . .      1,689,434       1,758,401
 Dividends payable . . . . . . . . . . . . . . . . . . .      1,507,329       1,491,832
 Deferred income taxes payable . . . . . . . . . . . . .        846,956         848,271
 Other accrued liabilities . . . . . . . . . . . . . . .      5,193,546       5,604,237
--------------------------------------------------------  --------------  --------------
 Total current liabilities . . . . . . . . . . . . . . .     55,740,843      70,012,082
--------------------------------------------------------  --------------  --------------

 DEFERRED CREDITS AND OTHER LIABILITIES
 Deferred income taxes . . . . . . . . . . . . . . . . .     14,800,400      15,732,842
 Deferred investment tax credits . . . . . . . . . . . .        574,949         602,357
 Environmental liability . . . . . . . . . . . . . . . .      3,086,093       3,199,733
 Accrued pension costs . . . . . . . . . . . . . . . . .      1,625,362       1,595,650
 Other liabilities . . . . . . . . . . . . . . . . . . .      4,366,964       4,526,688
--------------------------------------------------------  --------------  --------------
 Total deferred credits and other liabilities. . . . . .     24,453,768      25,657,270
--------------------------------------------------------  --------------  --------------



 TOTAL CAPITALIZATION AND LIABILITIES. . . . . . . . . .  $ 194,705,040   $ 210,927,560
========================================================  ==============  ==============

The accompanying notes are an integral part of these financial statements.


NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

1.     QUARTERLY  FINANCIAL  DATA
The financial information for Chesapeake Utilities Corporation (the "Company") included herein is unaudited and should be read in conjunction with the Company's Annual Report on Form 10-K. In the opinion of management, this financial information reflects normal recurring adjustments, including the cumulative effect of change in accounting principle, which are necessary for a fair presentation of the Company's interim results. Due to the seasonal nature of the Company's business, there are substantial variations in the results of operations reported on a quarterly basis and, accordingly, results for any particular quarter may not give a true indication of results for the year. Certain amounts in 2001 have been reclassified to conform to the presentation for the current year.

2.     CALCULATION  OF  EARNINGS  PER  SHARE


------------------------------------------------------------------------------------------------------
                                                         THREE MONTHS ENDED        SIX MONTHS ENDED
 FOR THE PERIOD ENDED JUNE 30,                            2002       2001          2002        2001
------------------------------------------------------------------------------------------------------
 CALCULATION OF BASIC EARNINGS PER SHARE BEFORE
 CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:

Net Income before cumulative effect of change
 in accounting principle. . . . . . . . . . . . . . .  $  529,694  $  666,726   $5,413,172  $6,032,195
 Weighted average shares outstanding. . . . . . . . .   5,478,714   5,354,405    5,461,443   5,336,184
-----------------------------------------------------  ----------  ----------   ----------  ----------
 BASIC EARNINGS PER SHARE BEFORE CUMULATIVE
 EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE . . . . . .  $     0.10  $     0.12   $     0.99  $     1.13
=====================================================  ==========  ==========   ==========  ==========

 CALCULATION OF DILUTED EARNINGS PER SHARE BEFORE
 CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:

 RECONCILIATION OF NUMERATOR:
 Net Income before cumulative effect of change
 in accounting principle Basic. . . . . . . . . . . .  $  529,694  $  666,726   $5,413,172  $6,032,195
 Effect of 8.25% Convertible debentures . . . . . . .           0           0       83,168      85,793
-----------------------------------------------------  ----------  ----------   ----------  ----------
 Adjusted numerator Diluted . . . . . . . . . . . . .  $  529,694  $  666,726   $5,496,340  $6,117,988
-----------------------------------------------------  ----------  ----------   ----------  ----------

 RECONCILIATION OF DENOMINATOR:
 Weighted shares outstanding Basic. . . . . . . . . .   5,478,714   5,354,405    5,461,443   5,336,184
 Effect of dilutive securities
 Stock options. . . . . . . . . . . . . . . . . . . .           0       8,237            0       8,097
 Warrants . . . . . . . . . . . . . . . . . . . . . .       2,901         931        2,376         700
 8.25% Convertible debentures . . . . . . . . . . . .           0           0      196,429     202,628
-----------------------------------------------------  ----------  ----------   ----------  ----------
 Adjusted denominator Diluted . . . . . . . . . . . .   5,481,615   5,363,573    5,660,248   5,547,609
-----------------------------------------------------  ----------  ----------   ----------  ----------

 DILUTED EARNINGS PER SHARE BEFORE CUMULATIVE
 EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE . . . . . .  $     0.10  $     0.12   $     0.97  $     1.10
=====================================================  ==========  ==========   ==========  ==========


3.     COMMITMENTS  AND  CONTINGENCIES

ENVIRONMENTAL  MATTERS
The Company is currently participating in the remediation of three former gas manufacturing plant sites located in different jurisdictions. The Company has accrued liabilities for the Dover Gas Light, Salisbury Town Gas Light and the Winter Haven Coal Gas sites accordingly. The Company is currently in discussions with the Maryland Department of the Environment ("MDE") regarding a fourth site in Cambridge, Maryland.

The Dover Gas Light site is a former manufactured gas plant site located in Dover, Delaware. Remedies were selected by the United States Environmental Protection Agency ("EPA") to address the soil and ground-water. During 2002, the Company has been engaged in completing the remaining component of the soil remediation, consisting of: (1) soil vapor extraction and (2) parking lot construction. The soil vapor extraction has been completed and the system has been dismantled. The parking lot construction is underway and expected to be completed in the third quarter of 2002.

In May 2001, the Company, General Public Utilities Corporation, Inc., the State of Delaware and the EPA signed a settlement term sheet reflecting the agreement in principle to settle a lawsuit with respect to the Dover site. The parties are in the process of memorializing the terms of the final agreement in two consent decrees. The consent decrees will then be published for public comment and submitted to a federal judge for approval.

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

At June 30, 2002, the Company had accrued $2.1 million (discounted) of costs associated with the remediation of the Dover site and had recorded an associated regulatory asset for the same amount. Of that amount, $1.5 million was for estimated ground-water remediation and $600,000 was for remaining soil remediation. The $1.5 million represented the low end of the ground-water remediation estimates prepared by an independent consultant and was used because the Company could not, at that time, predict the remedy the EPA might require. Upon receiving final court approval of the consent decrees, the Company will reduce both the accrued environmental liability and the associated environmental regulatory asset to the amount required to complete its obligations.

Through June 30, 2002, the Company has incurred approximately $9.0 million in costs relating to environmental testing and remedial action studies at the Dover site. Approximately $6.6 million has been recovered through June 30, 2002 from other parties or through rates.

The Salisbury Town Gas Light site is a former manufactured gas plant site located in Salisbury, Maryland. In cooperation with the MDE, the Company has been engaged in remediation that primarily included the following: (1) operation of an air sparging/soil vapor extraction ("AS/SVE") remedial system; (2) monitoring and recovery of product from recovery wells; and (3) monitoring of ground-water quality. In accordance with MDE's permission to permanently decommission the AS/SVE system and abandon nearly all of the monitoring wells on-site and off-site, the final AS/SVE system decommissioning and monitoring well network abandonment was completed in March 2002. The Company is currently seeking a No Further Action ("NFA") for the site. The NFA would be conditional upon the Company performing continued product monitoring and recovery at one well location and implementing land use controls.

The Company has adjusted the liability with respect to the Salisbury site to $79,000 at June 30, 2002. This amount is based on the estimated costs to perform limited product monitoring and recovery efforts and fulfill ongoing reporting requirements. A corresponding regulatory asset has been recorded, reflecting the Company's belief that costs incurred will be recoverable in through rates.

Through June 30, 2002, the Company has incurred approximately $2.9 million for remedial actions and environmental studies at the Salisbury site. Of this amount, approximately $1.8 million has been recovered through insurance proceeds or ratemaking treatment.

The Winter Haven Coal Gas site is located in Winter Haven, Florida. In May 2001, the Florida Department of Environmental Protection ("FDEP") approved a remedial action plan that includes the utilization of the AS/SVE technologies to address ground-water impacts throughout a majority of the site. Completion of construction and start-up of the AS/SVE system is projected to occur during the third quarter of 2002. The Company is currently negotiating with FDEP on the extent of additional investigation and remediation work required to address surface soil, ground-water and sediment impacts that will not be remediated by the AS/SVE system. The current estimate of costs to complete the remediation activities at the site is approximately $907,000 (discounted). Accordingly, at June 30, 2002, the Company has accrued a liability of $907,000. Through June 30, 2002, the Company has incurred approximately $1.0 million of environmental costs associated with the Florida site. At June 30, 2002, the Company had collected $523,000 in excess of costs incurred. A regulatory asset of approximately $477,000 representing the uncollected portion of the estimated cleanup costs has also been recorded.

It is management's opinion that any unrecovered current costs and any other future costs associated with each of the three sites incurred will be recoverable through future rates or sharing arrangements with other responsible parties.

The MDE has requested a meeting with Chesapeake and two other parties to discuss the alleged manufactured gas plant contamination at the fourth site located in Cambridge, Maryland. The outcome of this matter cannot be determined at this time.

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

Certain assets and liabilities of the Company are accounted for in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 71, which, among other matters, provides standards for regulated enterprises for the deferral of costs that will be recovered through future rate increases. If the Company were required to terminate the application of these standards to its regulated operations, all such deferred amounts would be recognized in the income statement at that time. This would result in a charge to earnings, net of applicable income taxes, which could be material.

4. RECENT AUTHORITATIVE PRONOUNCEMENTS ON FINANCIAL REPORTING AND ACCOUNTING The Company is in the process of assessing the provisions of a recent consensus reached by the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board that reconsidered certain provisions in EITF 02-03 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." EITF 02-03 addresses the presentation of revenue and expense associated with energy trading contracts on a gross versus net basis. Previously, the EITF concluded that gross presentation was acceptable. However, during deliberations held in June 2002, a consensus was reached that net presentation should be required. This consensus also indicated that implementation would be effective for the third quarter 2002 reporting cycle. The final EITF has not yet been issued.

Under current standards, the Company classifies certain energy trading contracts entered into by its propane wholesale marketing operations on a gross basis. Recording the energy trading contracts on a net basis would not change the gross margin, net income, earnings per share or the financial position of the Company. It would reduce reported amounts of both revenue and cost of sales. Based on the information currently available regarding the consensus, we expect that for fiscal 2001, previously reported gross revenue and cost of sales would each have been approximately $169.0 million lower. For the first six months of 2002, both revenue and cost of sales would have been approximately $44.0 million lower. As stated above, there would be no impact on gross margin, net income earnings per share or the financial position of the Company.

The EITF is still subject to deliberations. Until the final EITF is issued, we cannot be certain of its provisions.

On June 30, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS Nos. 142 and 143. SFAS No. 142, "Goodwill and Other Intangible Assets," eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives. The pronouncement requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, amortization of goodwill for acquisitions completed after June 30, 2001 was prohibited. This pronouncement was adopted in the first quarter of 2002. See Note 5 to the Consolidated Financial Statements for a description of its impact on the financial statements and additional disclosures required by the pronouncement.

SFAS No. 143, "Accounting for Asset Retirement Obligations," provides guidance on the accounting for obligations associated with the retirement of long-lived assets. The pronouncement requires a liability to be recognized in the financial statements for retirement obligations meeting specific criteria. Measurement of the initial obligation is to approximate fair value with an equivalent amount recorded as an increase in the value of the capitalized asset. The asset will be depreciable in accordance with normal depreciation policy and the liability will be increased, with a charge to the income statement, until the obligation is settled. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The potential impact of adopting this pronouncement has not yet been determined.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," replaces SFAS No. 121. The statement develops one accounting model for long-lived assets to be disposed of by sale and addresses significant implementation issues. SFAS No. 144 was adopted in the first quarter of 2002, as required. Its adoption did not have a material impact on the Company's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 covers the reporting of gains and losses on extinguishment of debt. This pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

The FASB adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" in June 2002. It requires that a liability for a cost associated with an exit or disposal activity be recognized when a liability is incurred. Under previous guidelines, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The Company does not currently have any exit or disposal liabilities recorded; therefore, adoption of this pronouncement is not expected to impact the Company's financial position or results of operations.

5.     GOODWILL  AND  OTHER  INTANGIBLE  ASSETS
The Company adopted SFAS No. 142 in the first quarter of 2002. Application of the non-amortization provisions resulted in $68,000 of additional income ($0.013 per share), after tax, for the first six months of 2002 compared to 2001. The Company performed a test for goodwill impairment using the two-step process prescribed in SFAS No. 142. The first step was a screen for potential impairment, using January 1, 2002 as the measurement date. The second step was a measurement of the amount of the goodwill determined to be impaired. The results of the tests indicate that the goodwill associated with the Company's water business, which is included in the reportable segment entitled "Other Business Operations," has been impaired and that the amount of the impairment loss is $3.2 million. This was recorded as the cumulative effect of a change in accounting principle. The fair value of the water business was determined using several methods, including discounted cash flow projections and market valuations for recent purchases and sales of similar businesses. These were weighted based on their expected probability. The previous test for impairment of goodwill, prescribed under SFAS No. 121, looked at undiscounted cash flows. The determination that the goodwill associated with the Company's water business was impaired was the result of the more stringent tests required by the new pronouncement. The performance of the Company's water unit in Michigan is the primary cause of the impairment.

The change in the carrying value of goodwill for the six months ended June 30, 2002 is as follows:


                                WATER
                              BUSINESSES   PROPANE      TOTAL
                             ------------  --------  ------------
 Balance at January 1, 2002  $ 4,869,068   $674,451  $ 5,543,519
 Impairment charge. . . . .   (3,200,000)         0   (3,200,000)
---------------------------  ------------  --------  ------------
 Balance at June 30, 2002 .  $ 1,669,068   $674,451  $ 2,343,519
---------------------------  ------------  --------  ------------


The  impact  of  the  non-amortization provision of SFAS No. 142 was as follows:


----------------------------------------------------------------------------
                                            BASIC      DILUTED
                                             NET       EARNINGS    EARNINGS
FOR THE THREE MONTHS ENDED JUNE 30, 2001    INCOME    PER SHARE   PER SHARE
----------------------------------------------------------------------------
 Net Income. . . . . . . . . . . . . . .  $  666,726  $     0.12  $     0.12
 Amortization of goodwill, after tax . .      34,549        0.01        0.01
----------------------------------------  ----------  ----------  ----------
 Net Income, exclusive of amortization .  $  701,275  $     0.13  $     0.13
----------------------------------------  ----------  ----------  ----------



----------------------------------------------------------------------------
                                            BASIC      DILUTED
                                             NET       EARNINGS    EARNINGS
FOR THE SIX MONTHS ENDED JUNE 30, 2001      INCOME    PER SHARE   PER SHARE
----------------------------------------------------------------------------
 Net Income. . . . . . . . . . . . . . .  $6,032,195  $     1.13  $     1.10
 Amortization of goodwill, after tax . .      68,393        0.01        0.02
----------------------------------------  ----------  ----------  ----------
 Net Income, exclusive of amortization .  $6,100,588  $     1.14  $     1.12
----------------------------------------  ----------  ----------  ----------


Intangible  assets  subject  to  amortization  are  as  follows:


                               JUNE 30, 2002             DECEMBER 31, 2001
                         -------------------------   -------------------------
                           Gross                       Gross
                          Carrying   Accumulated      Carrying   Accumulated
                           Amount    Amortization      Amount    Amortization
                         ----------  -------------   ----------  -------------
 Customer Lists . . . .  $1,111,651  $     135,563   $1,111,651  $      82,141
 Non-compete agreements   1,000,000        204,167    1,000,000        140,417
 Acquisition costs. . .     379,541         95,258      379,541         87,870
-----------------------  ----------  -------------   ----------  -------------
 Total. . . . . . . . .  $2,491,192  $     434,988   $2,491,192  $     310,428
-----------------------  ----------  -------------   ----------  -------------


Amortization of intangible assets was $125,000 for the six months ended June 30, 2002. For the year ended December 31, 2001, amortization of intangibles, excluding goodwill, was $132,000. The estimated annual amortization of intangibles for the next five years is: $230,000 for 2002; $224,000 for 2003; $224,000 for 2004; $213,000 for 2005; and $213,000 for 2006.

6.     SEGMENT  INFORMATION
Chesapeake uses the management approach to identify operating segments. Chesapeake organizes its business around differences in products or services and the operating results of each segment are regularly reviewed by the Company's chief operating decision maker in order to make decisions about resources and to assess performance. The following table presents information about the Company's reportable segments.


--------------------------------------------------------------------------------
FOR THE SIX MONTHS ENDED JUNE 30,                       2002           2001
--------------------------------------------------------------------------------
OPERATING REVENUES, UNAFFILIATED CUSTOMERS
  Natural gas distribution and transmission . . .  $  52,743,111   $ 70,333,135
  Propane . . . . . . . . . . . . . . . . . . . .     56,784,013    123,547,777
  Advanced information services . . . . . . . . .      6,421,642      7,095,884
  Other . . . . . . . . . . . . . . . . . . . . .      5,827,299      4,113,945
-------------------------------------------------  --------------  -------------
Total operating revenues, unaffiliated customers.  $ 121,776,065   $205,090,741
-------------------------------------------------  --------------  -------------

INTERSEGMENT REVENUES (1)
  Natural gas distribution and transmission . . .  $      34,914   $     58,618
  Other . . . . . . . . . . . . . . . . . . . . .        362,110        420,331
-------------------------------------------------  --------------  -------------
Total intersegment revenues . . . . . . . . . . .  $     397,024   $    478,949
-------------------------------------------------  --------------  -------------

PRE-TAX OPERATING INCOME
  Natural gas distribution and transmission . . .  $   9,246,110   $  8,885,220
  Propane . . . . . . . . . . . . . . . . . . . .      1,719,283      3,099,388
  Advanced information services . . . . . . . . .        103,938        215,767
  Other . . . . . . . . . . . . . . . . . . . . .       (177,392)       (20,345)
-------------------------------------------------  --------------  -------------
Total . . . . . . . . . . . . . . . . . . . . . .  $  10,891,939   $ 12,180,030
-------------------------------------------------  --------------  -------------

(1) All significant intersegment revenues are billed at market rates and have been eliminated from consolidated revenues.



--------------------------------------------------------------------------------
                                                      JUNE 30,     DECEMBER 31,
                                                        2002           2001
--------------------------------------------------------------------------------
IDENTIFIABLE ASSETS
  Natural gas distribution and transmission . . .  $ 142,550,246   $152,464,880
  Propane . . . . . . . . . . . . . . . . . . . .     32,779,155     34,314,633
  Advanced information services . . . . . . . . .      2,879,823      2,593,740
  Other . . . . . . . . . . . . . . . . . . . . .     16,495,816     21,554,307
-------------------------------------------------  --------------  -------------
Total identifiable assets . . . . . . . . . . . .  $ 194,705,040   $210,927,560
-------------------------------------------------  --------------  -------------


During the second quarter of 2002, the Company reassigned the responsibility for management of its underground piped propane systems from the natural gas segment to the propane segment. The segment reporting information for 2002 and 2001 presented above reflects the reclassification

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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


FINANCIAL  POSITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's capital requirements reflect the capital-intensive nature of its business and are principally attributable to the construction program and the retirement of outstanding debt. The Company relies on cash generated by operations and short-term borrowing to meet normal working capital requirements and to temporarily finance capital expenditures. During the first six months of 2002, net cash provided by operating activities, net cash used by investing activities and net cash used by financing activities were approximately $21.1 million, $5.4 million and $15.4 million, respectively. Cash provided by operations was up $5.6 million in the first six months of 2002 compared to 2001. The cash flow increased due to a reduction in working capital requirements associated with lower energy prices. In 2002 the under-recovered purchased gas cost balance was reduced by $5.7 million, generating positive cash flow.

Based upon the Company's current level of short-term borrowing and the anticipated cash requirements in 2002, the Company expects to complete the private placement of $30.0 million of long-term debt and draw down the funds by the end of October 2002. The funds will be used to refinance short-term borrowing and fund capital expenditures. Chesapeake has received regulatory approval for the borrowing and the prospective lenders have completed due diligence procedures. The Company has agreed upon a fixed rate of 6.64 percent for this debt, contingent upon final approval.

The Board of Directors has authorized the Company to borrow up to $55.0 million of short-term debt from various banks and trust companies. Upon completion of the effected long-term debt placement, the limit on short-term borrowing will be adjusted to $45.0 million. As of June 30, 2002, Chesapeake had four unsecured bank lines of credit with three financial institutions, totaling $75.0 million, for short-term cash needs to meet seasonal working capital requirements and to temporarily fund portions of its capital expenditures. One of the bank lines, totaling $15.0 million, is committed. The other three lines are subject to the banks' availability of funds. In the first six months of 2002, cash provided by operations was adequate to fund capital expenditures and the reduction in short-term debt outstanding. At June 30, 2002, the debt outstanding under these lines was $30.0 million as compared to $31.6 million at March 31, 2002.

During the six-month periods ended June 30, 2002 and 2001, capital expenditures were approximately $5.4 million and $9.8 million, respectively. Chesapeake has budgeted $16.8 million for capital expenditures during 2002. This amount includes $11.8 million for natural gas distribution and transmission, $2.3 million for propane distribution and marketing, $200,000 for advanced information services and $2.5 million for other operations. The natural gas distribution and transmission expenditures are for expansion and improvement of facilities. The propane expenditures are to support customer growth and for the replacement of equipment. The advanced information services expenditures are for computer hardware, software and related equipment. Expenditures for other operations include expenditures to support customer growth and replace equipment for water operations and general plant, computer software and hardware. Financing for the 2002 capital expenditure program is expected to be provided from short-term borrowing, cash provided by operating activities and the expected issuance of long-term debt. The capital expenditure program is subject to continuous review and modification. Actual capital requirements may vary from the above estimates due to a number of factors including acquisition opportunities, changing economic conditions, customer growth in existing areas, regulation, availability of capital and new growth opportunities.

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

As of June 30, 2002, common equity represented 59.8 percent of total capitalization, compared to 58.0 percent as of December 31, 2001. Combining short-term financing with total capitalization, the equity component would have been 46.2 percent and 41.8 percent, respectively. The Company remains committed to maintaining a sound capital structure and strong credit ratings in order to provide the financial flexibility needed to access the capital markets when required. This commitment, along with adequate and timely rate relief for the Company's regulated operations, is intended to ensure that the Company will be able to attract capital from outside sources at a reasonable cost.

Interest expense for the first six months of 2002 decreased approximately $178,000, or 7 percent, over the same period in 2001. The decrease was due primarily to a reduction in the average interest rate for short-term borrowing from 5.67 percent on an average balance of $21.2 million for the first six months of 2001 to 2.37 percent on an average balance of $32.9 million for the same period in 2002. A reduction in the average long-term debt balance of $2.6 million due to scheduled repayments also contributed to this reduction.

RESULTS  OF  OPERATIONS  FOR  THE  QUARTER  ENDED  JUNE  30,  2002

CONSOLIDATED  OVERVIEW
The Company recognized net income before cumulative effect of change in accounting principle of $530,000, or $0.10 per share, for the second quarter of 2002, a decrease of $137,000, or $0.02 per share, compared to the corresponding period in 2001. As indicated in the following table, the decline in income is primarily attributable to a loss by the propane segment, as well as increased costs to add a corporate infrastructure to the water business, partially offset by higher pre-tax operating income in the natural gas and advanced information systems segments and lower taxes.


-------------------------------------------------------------------------------------------------
 FOR THE THREE MONTHS ENDED JUNE 30,                       2002          2001          CHANGE
-------------------------------------------------------------------------------------------------
 Pre-tax Operating Income (Loss)
   Natural Gas Distribution & Transmission. . . . . .  $ 2,918,317   $  2,607,934   $    310,383
   Propane. . . . . . . . . . . . . . . . . . . . . .   (1,086,750)      (586,793)      (499,957)
   Advanced Information Services. . . . . . . . . . .      175,954        112,154         63,800
   Other & Eliminations . . . . . . . . . . . . . . .      (61,935)        10,998        (72,933)
-----------------------------------------------------  ------------  -------------  -------------
 Pre-tax Operating Income . . . . . . . . . . . . . .    1,945,586      2,144,293       (198,707)

 Operating Income Taxes . . . . . . . . . . . . . . .      243,778        403,064       (159,286)
 Interest . . . . . . . . . . . . . . . . . . . . . .    1,211,691      1,188,840         22,851
 Non-Operating Income, net. . . . . . . . . . . . . .       39,577        114,337        (74,760)
-----------------------------------------------------  ------------  -------------  -------------
 Net Income . . . . . . . . . . . . . . . . . . . . .  $   529,694   $    666,726   $   (137,032)
=====================================================  ============  =============  =============


NATURAL  GAS  DISTRIBUTION  AND  TRANSMISSION
The natural gas distribution and transmission segment earned pre-tax operating income of $2.9 million for the second quarter of 2002 compared to $2.6 million for the corresponding period last year, an increase of $310,000.


-------------------------------------------------------------------------------------------------
 FOR THE THREE MONTHS ENDED JUNE 30,                       2002          2001          CHANGE
-------------------------------------------------------------------------------------------------
 Revenue. . . . . . . . . . . . . . . . . . . . . . .  $21,181,611   $ 26,316,606   $ (5,134,995)
 Cost of gas. . . . . . . . . . . . . . . . . . . . .   12,038,277     18,045,645     (6,007,368)
-----------------------------------------------------  ------------  -------------  -------------
 Gross margin . . . . . . . . . . . . . . . . . . . .    9,143,334      8,270,961        872,373

 Operations & maintenance . . . . . . . . . . . . . .    3,944,297      3,735,712        208,585
 Depreciation & amortization. . . . . . . . . . . . .    1,642,188      1,323,805        318,383
 Other taxes. . . . . . . . . . . . . . . . . . . . .      638,532        603,510         35,022
-----------------------------------------------------  ------------  -------------  -------------
 Pre-tax operating expenses . . . . . . . . . . . . .    6,225,017      5,663,027        561,990
-----------------------------------------------------  ------------  -------------  -------------
 Total Pre-tax Operating Income . . . . . . . . . . .  $ 2,918,317   $  2,607,934   $    310,383
=====================================================  ============  =============  =============


Revenue and cost of gas decreased due to lower natural gas commodity costs for the second quarter of 2002 compared to 2001. Commodity cost changes are passed on to the ratepayers through a Gas Cost Recovery ("GSR") or Purchased Gas Cost Adjustment ("PGA") in all jurisdictions; therefore, they have no impact on the Company's profitability. Revenue and cost of gas were also down in part because of "open access" which took effect in 2001 for all non-residential customers of the Florida division. As a result, some customers switched from sales service, where they purchase both the commodity and transportation from the Company, to purchasing transportation only.

Gross margin increased $872,000 over the same period in 2001 due to increases in the margins for the transmission operation and the Florida distribution operation. The transmission margin was up due to the completion of a system capacity expansion in November of 2001 that increased pipeline capacity by approximately 25 percent.

Gross margins for the Delaware and Maryland distribution divisions increased $149,000 from 2001. Temperatures were 5 percent warmer than the second quarter of 2001 (26 degree-days) and 11 percent (54 degree-days) warmer than the 10-year average. Chesapeake estimates that on an annual basis for each degree-day warmer than the 10-year average, margins decrease by $1,730. However, an increase in the average number of customers and a rate increase in Delaware offset the temperature decline. Delaware and Maryland experienced an increase of 1,965 customers or 6 percent in the second quarter of 2002 compared to 2001. Chesapeake estimates that each customer added contributes $335 annually to earnings before interest, taxes, depreciation and amortization.

The margin increases were partially offset by higher operating expenses, primarily depreciation. The increase in depreciation reflects completion of recent capital projects that increased the transmission capacity by 25 percent and various expansion projects in Florida.

PROPANE
For the second quarter of 2002, the propane segment experienced a pre-tax operating loss of $1.1 million compared to $587,000 for the second quarter of 2001. Gross margin decreased $523,000, but was slightly offset by reductions in operating expenses of $23,000.


-------------------------------------------------------------------------------------------------
 FOR THE THREE MONTHS ENDED JUNE 30,                       2002          2001          CHANGE
-------------------------------------------------------------------------------------------------
 Revenue. . . . . . . . . . . . . . . . . . . . . . .  $25,672,867   $ 38,786,968   $(13,114,101)
 Cost of sales. . . . . . . . . . . . . . . . . . . .   23,644,077     36,235,563    (12,591,486)
-----------------------------------------------------  ------------  -------------  -------------
 Gross margin . . . . . . . . . . . . . . . . . . . .    2,028,790      2,551,405       (522,615)

 Operations & maintenance . . . . . . . . . . . . . .    2,547,658      2,640,271        (92,613)
 Depreciation & amortization. . . . . . . . . . . . .      420,399        334,265         86,134
 Other taxes. . . . . . . . . . . . . . . . . . . . .      147,483        163,662        (16,179)
-----------------------------------------------------  ------------  -------------  -------------
 Pre-tax operating expenses . . . . . . . . . . . . .    3,115,540      3,138,198        (22,658)
-----------------------------------------------------  ------------  -------------  -------------
 Total Pre-tax Operating Loss . . . . . . . . . . . .  $(1,086,750)  $   (586,793)  $   (499,957)
=====================================================  ============  =============  =============


Both the revenue and cost of sales declined significantly for the propane segment. Propane wholesale marketing accounted for $12.5 million of the revenue decrease and $12.0 million of the cost of sales decrease. The drop primarily reflects the decrease in the wholesale prices for propane from the second quarter of 2001 compared to the second quarter of 2002. Additionally, the volume of activity was down due to the lower price volatility in 2002. A consensus was reached by the EITF in June 2002 to revise EITF 02-03 and disallow gross reporting of revenue and cost of sales for energy trading contracts. The Company's propane wholesale marketing operation currently uses the gross method for certain energy trading contracts. The final EITF has not been issued; however, implementation is expected to be required in the third quarter of 2002. The requirement that all energy trading contracts be reported net would reduce both the revenue and cost of sales by approximately $21.6 million in 2002 and approximately $34.1 million in 2001. There is no impact on the gross margin, net income, earnings per share or the financial position of the Company.

Propane wholesale marketing margins declined by $513,000 and were partially offset by a reduction of $129,000 in operating expenses. The 2001 results reflected increased opportunities due to the extreme price volatility in the propane wholesale market. The same level of price fluctuations has not been experienced in 2002. Although the propane wholesale marketing business has not been as profitable as in 2001, on a year-to-date basis, it is still performing above the earnings targets established by the Company.

The Delmarva distribution operations experienced a drop of $197,000 in gross margin. Volumes sold for the second quarter were down 9 percent. Increased competition and warmer temperatures negatively impacted volumes. Management estimates that $30,000 in additional margin would have been earned if the temperatures had been equal to the 10-year average. The Florida propane operation increased their pre-tax operating income by $106,000 for the second quarter.

ADVANCED  INFORMATION  SERVICES
The advanced information services business contributed a pre-tax operating income of $176,000 for the second quarter of 2002 compared to $112,000 for the second quarter of last year. The increase is the result of decreased operating expenses that more than offset decreased revenues.


-------------------------------------------------------------------------------------------------
 FOR THE THREE MONTHS ENDED JUNE 30,                       2002          2001          CHANGE
-------------------------------------------------------------------------------------------------
 Revenue. . . . . . . . . . . . . . . . . . . . . . .  $ 3,362,386   $  3,605,098   $   (242,712)
 Cost of sales. . . . . . . . . . . . . . . . . . . .    1,763,137      1,884,868       (121,731)
-----------------------------------------------------  ------------  -------------  -------------
 Gross margin . . . . . . . . . . . . . . . . . . . .    1,599,249      1,720,230       (120,981)

 Operations & maintenance . . . . . . . . . . . . . .    1,234,106      1,379,042       (144,936)
 Depreciation & amortization. . . . . . . . . . . . .       52,218         67,649        (15,431)
 Other taxes. . . . . . . . . . . . . . . . . . . . .      136,971        161,385        (24,414)
-----------------------------------------------------  ------------  -------------  -------------
 Pre-tax operating expenses . . . . . . . . . . . . .    1,423,295      1,608,076       (184,781)
-----------------------------------------------------  ------------  -------------  -------------
 Total Pre-tax Operating Income . . . . . . . . . . .  $   175,954   $    112,154   $     63,800
=====================================================  ============  =============  =============


This segment was adversely affected by the nation's economic slowdown as discretionary consulting projects have been postponed or cancelled. Additionally, training revenues have declined significantly due to reluctance on the part of students to travel in the aftermath of September 11. However, a reduction in expenses, primarily sales and marketing, resulted in improved performance in 2002 compared to 2001.

OTHER  BUSINESS  OPERATIONS
Other operations experienced a pre-tax operating loss of $62,000 for the second quarter of 2002 compared to income of $11,000 for the second quarter of last year. The results for 2002 include three full months of operations for the five water businesses that were purchased between April and July of 2001.


-------------------------------------------------------------------------------------------------
 FOR THE THREE MONTHS ENDED JUNE 30,                       2002          2001          CHANGE
-------------------------------------------------------------------------------------------------
 Revenue. . . . . . . . . . . . . . . . . . . . . . .  $ 3,018,242   $  2,342,584   $    675,658
 Cost of sales. . . . . . . . . . . . . . . . . . . .    1,263,217      1,073,859        189,358
-----------------------------------------------------  ------------  -------------  -------------
 Gross margin . . . . . . . . . . . . . . . . . . . .    1,755,025      1,268,725        486,300

 Operations & maintenance . . . . . . . . . . . . . .    1,434,660        943,276        491,384
 Depreciation & amortization. . . . . . . . . . . . .      267,502        221,235         46,267
 Other taxes. . . . . . . . . . . . . . . . . . . . .      114,798         93,216         21,582
-----------------------------------------------------  ------------  -------------  -------------
 Pre-tax operating expenses . . . . . . . . . . . . .    1,816,960      1,257,727        559,233
-----------------------------------------------------  ------------  -------------  -------------
 Total Pre-tax Operating (Loss) Income. . . . . . . .  $   (61,935)  $     10,998   $    (72,933)
=====================================================  ============  =============  =============


The increases in all categories reflect the addition of the new water businesses. Pre-tax operating income dropped $73,000 due to increased expenses associated with building a corporate infrastructure and developing and implementing uniform operating controls and procedures for the group. There have also been some relocations and additions of operating locations for the businesses.

OPERATING  INCOME  TAXES
Income taxes were lower due to the decrease in the operating income for the current quarter. Additionally, during 2002, the Company benefited from a change in the tax law that allows tax deductions for dividends paid on Company stock held in Employee Stock Ownership Plans ("ESOP").

INTEREST  EXPENSE
Interest for the second quarter of 2002 increased approximately $23,000, or 2 percent, over the same period in 2001. The results for 2001 included a reduction in interest expense of $85,000 due to the capitalization of interest on a large construction project. There was no similar project in 2002. Interest on short-term debt declined due to a reduction in the average interest rate for short-term borrowing from 4.98 percent on an average balance of $18.1 million for the three-month period ended June 30, 2001 to 2.39 percent on an average balance of $28.1 million for the same period in 2002. Interest on long-term debt also declined due to scheduled repayments of debt.


RESULTS  OF  OPERATIONS  FOR  THE  SIX  MONTHS  ENDED  JUNE  30,  2002

CONSOLIDATED  OVERVIEW
The Company recognized net income before cumulative effect of change in accounting principle of $5.4 million, or $0.99 per share, for the first six months of 2002, a decrease of $619,000, or $0.14 per share, compared to the corresponding period in 2001. As indicated in the following table, the decline in income is primarily attributable to lower profitability of propane and the advanced information services segments, as well as increased cost to add a corporate infrastructure to the water business, partially offset by lower taxes and interest expenses.

Chesapeake adopted Financial Accounting Standards Board Statement of Accounting Standards No. 142, "Goodwill and Other Intangible Assets," in the first quarter of 2002. As a result of the change in the goodwill impairment testing methods prescribed by SFAS No. 142, a non-cash charge for goodwill impairment of $1.9 million, after tax, was recorded as the cumulative effect of a change in accounting principle. The charge was necessitated primarily by the performance of the Michigan water business. After giving effect to this charge, earnings per share for the first six months were $0.64. In accordance with the pronouncement, Chesapeake also ceased regular amortization of goodwill. Amortization of goodwill for the twelve months ended December 31, 2001 amounted to $142,000, after tax, or approximately $0.026 per share. The Company's remaining goodwill balance was $2.3 million as of June 30, 2002.

The impact of the change in accounting principle is discussed further in Note 5 to the Consolidated Financial Statements.


-------------------------------------------------------------------------------------------------
 FOR THE SIX MONTHS ENDED JUNE 30,                         2002          2001          CHANGE
-------------------------------------------------------------------------------------------------
 Pre-tax Operating Income (Loss)
   Natural Gas Distribution & Transmission. . . . . .  $ 9,246,110   $  8,885,220   $    360,890
   Propane. . . . . . . . . . . . . . . . . . . . . .    1,719,283      3,099,388     (1,380,105)
   Advanced Information Services. . . . . . . . . . .      103,938        215,767       (111,829)
   Other & Eliminations . . . . . . . . . . . . . . .     (177,392)       (20,345)      (157,047)
-----------------------------------------------------  ------------  -------------  -------------
 Pre-tax Operating Income . . . . . . . . . . . . . .   10,891,939     12,180,030     (1,288,091)

 Operating Income Taxes . . . . . . . . . . . . . . .    3,283,207      3,772,471       (489,264)
 Interest . . . . . . . . . . . . . . . . . . . . . .    2,446,187      2,624,574       (178,387)
 Non-Operating Income, net. . . . . . . . . . . . . .      250,627        249,210          1,417
-----------------------------------------------------  ------------  -------------  -------------
 Net Income before cumulative effect of
 change in accounting principle . . . . . . . . . . .    5,413,172      6,032,195       (619,023)
 Cumulative effect of change in accounting principle.   (1,916,000)             0     (1,916,000)
-----------------------------------------------------  ------------  -------------  -------------
 Net Income . . . . . . . . . . . . . . . . . . . . .  $ 3,497,172   $  6,032,195   $ (2,535,023)
=====================================================  ============  =============  =============


NATURAL  GAS  DISTRIBUTION  AND  TRANSMISSION
The natural gas distribution and transmission segment earned pre-tax operating income of $9.2 million for the first six months of 2002 compared to $8.9 million for the corresponding period last year, an increase of $361,000.


-------------------------------------------------------------------------------------------------
 FOR THE SIX MONTHS ENDED JUNE 30,                         2002          2001          CHANGE
-------------------------------------------------------------------------------------------------
 Revenue. . . . . . . . . . . . . . . . . . . . . . .  $52,778,025   $ 70,391,753   $(17,613,728)
 Cost of gas. . . . . . . . . . . . . . . . . . . . .   30,856,732     49,617,764    (18,761,032)
-----------------------------------------------------  ------------  -------------  -------------
 Gross margin . . . . . . . . . . . . . . . . . . . .   21,921,293     20,773,989      1,147,304

 Operations & maintenance . . . . . . . . . . . . . .    8,059,772      7,785,632        274,140
 Depreciation & amortization. . . . . . . . . . . . .    3,261,288      2,796,247        465,041
 Other taxes. . . . . . . . . . . . . . . . . . . . .    1,354,123      1,306,890         47,233
-----------------------------------------------------  ------------  -------------  -------------
 Pre-tax operating expenses . . . . . . . . . . . . .   12,675,183     11,888,769        786,414
-----------------------------------------------------  ------------  -------------  -------------
 Total Pre-tax Operating Income . . . . . . . . . . .  $ 9,246,110   $  8,885,220   $    360,890
=====================================================  ============  =============  =============


Revenue and cost of gas decreased due to lower natural gas commodity costs in 2002 compared to 2001. Commodity cost changes are passed on to the ratepayers through a Gas Cost Recovery ("GSR") or Purchased Gas Cost Adjustment ("PGA") in all jurisdictions; therefore, they have no impact on the Company's profitability. Revenue and cost of gas were also down in part because of "open access" which took effect in 2001 for all non-residential customers of the Florida division. As a result, some customers switched from sales service, where they purchase both the commodity and transportation from the Company, to purchasing transportation only.

Gross margin increased $1.1 million over the same period in 2001 due to increases in the margins for the transmission operation and the Florida distribution operation. Transmission margin was up due to the completion of a major system expansion in November of 2001. The Company expects this system expansion to increase margin by approximately $2.2 million per year. As discussed more fully in the regulatory matters section, the Company's transmission subsidiary, Eastern Shore Natural Gas Company ("Eastern Shore"), has reached an agreement in principle with its customers that, if approved by the Federal Energy Regulatory Commission, would lower annual margins by an estimated $456,000. The new rates are expected to take effect in the third quarter of 2002. Margins in Delaware and Maryland were adversely impacted by temperatures that were 16 percent warmer (464 degree-days) than 2001 and 12 percent (347 degree-days) warmer than the 10-year average. Management estimates that on an annual basis, margins will decrease by $1,730 for each degree-day warmer than the 10-year average. This decline was partially offset by customer growth of 1,805 or 5.6 percent and a rate increase in Delaware. Chesapeake estimates that for each customer added, an additional $335 per year will be added to earnings before interest, taxes, depreciation and amortization. The margin increases were partially offset by higher operating expenses, primarily depreciation. The increase in depreciation reflects completion of recent capital projects that increased the transmission capacity by 25 percent and various expansion projects in Florida.

PROPANE
For the first six months of 2002, the propane segment contributed pre-tax operating income of $1.7 million compared to $3.1 million for the first six months of 2001. Gross margin decreased $2.0 million, but was partially offset by reductions in operating expenses of $647,000.


-------------------------------------------------------------------------------------------------
 FOR THE SIX MONTHS ENDED JUNE 30,                         2002          2001          CHANGE
-------------------------------------------------------------------------------------------------
 Revenue. . . . . . . . . . . . . . . . . . . . . . .  $56,784,013   $123,547,777   $(66,763,764)
 Cost of sales. . . . . . . . . . . . . . . . . . . .   48,292,909    113,029,889    (64,736,980)
-----------------------------------------------------  ------------  -------------  -------------
 Gross margin . . . . . . . . . . . . . . . . . . . .    8,491,104     10,517,888     (2,026,784)

 Operations & maintenance . . . . . . . . . . . . . .    5,547,189      6,300,459       (753,270)
 Depreciation & amortization. . . . . . . . . . . . .      818,632        728,015         90,617
 Other taxes. . . . . . . . . . . . . . . . . . . . .      406,000        390,026         15,974
-----------------------------------------------------  ------------  -------------  -------------
 Pre-tax operating expenses . . . . . . . . . . . . .    6,771,821      7,418,500       (646,679)
-----------------------------------------------------  ------------  -------------  -------------
 Total Pre-tax Operating Income . . . . . . . . . . .  $ 1,719,283   $  3,099,388   $ (1,380,105)
=====================================================  ============  =============  =============


Both the revenue and cost of sales declined significantly for the propane segment. Propane wholesale marketing accounted for $57.9 million of the revenue decrease and $56.7 million of the cost of sales decrease. The drop primarily reflects the decrease in the wholesale prices for propane from the first six months of 2001 to the first six months of 2002. Additionally, the volume of activity was down, due to the lower price volatility in 2002. A consensus was reached by the EITF in June 2002 to revise EITF 02-03 and disallow gross reporting of revenue and cost of sales for energy trading contracts. The Company's propane wholesale marketing operation currently uses the gross method for certain energy trading contracts. The final EITF has not been issued; however, implementation is expected to be required in the third quarter of 2002. The requirement that all energy trading contracts be reported net would reduce both the revenue and cost of sales by approximately $44.2 million in 2002 and approximately $102.5 million in 2001. There is no impact on the gross margin, net income, earnings per share or the financial position of the Company. Propane distribution revenues and costs were also lower by $8.9 million and $8.0 million, respectively, due to the drop in propane commodity prices. Commodity cost changes, both increases and decreases, are generally passed on to the distribution customers contingent upon competitive market conditions.

The Delmarva distribution operations experienced a drop of $1.2 million in gross margin. Volumes sold for the first six months were down 20 percent. Volumes were negatively impacted by temperatures that were 16 percent warmer than 2001, increased competition and lower sales to the poultry industry. Management estimates that $512,000 in additional margin would have been earned if the temperatures had been equal to the 10-year average. The reduction in sales to poultry customers resulted in a drop in margin of $140,000 compared to 2001. A decrease in operating expenses of $492,000 partially offset the decline in margin. Cost containment efforts that began in April 2001 remain in effect and have reduced customer accounting and sales and marketing costs. Other costs, such as delivery expenses, decreased due to the lower volumes sold. The pre-tax operating income of the Florida propane operation increased by $143,000 for the first six months.

Propane wholesale marketing margins declined by $1.1 million and were partially offset by a reduction of $275,000 in operating expenses. The 2001 results reflected increased opportunities due to the extreme price volatility in the propane wholesale market. The same level of price fluctuations has not been experienced in 2002. The 2002 results reflect increased margin of approximately $650,000 that resulted from a bankrupt vendor defaulting on supply contracts during the first quarter of 2002. The supply was replaced by purchasing from different vendors at a lower cost than the original contract. Although the propane wholesale marketing business has not been as profitable as in 2001, it is still performing above the earnings targets established by the Company.

ADVANCED  INFORMATION  SERVICES
The advanced information services business earned a pre-tax operating income of $104,000 for the first six months of 2002 compared to income of $216,000 for the first half of last year. The decrease is the result of decreased revenue partially offset by decreased operating expenses.


-------------------------------------------------------------------------------------------------
 FOR THE SIX MONTHS ENDED JUNE 30,                         2002          2001          CHANGE
-------------------------------------------------------------------------------------------------
 Revenue. . . . . . . . . . . . . . . . . . . . . . .  $ 6,421,642   $  7,095,884   $   (674,242)
 Cost of sales. . . . . . . . . . . . . . . . . . . .    3,381,949      3,652,483       (270,534)
-----------------------------------------------------  ------------  -------------  -------------
 Gross margin . . . . . . . . . . . . . . . . . . . .    3,039,693      3,443,401       (403,708)

 Operations & maintenance . . . . . . . . . . . . . .    2,511,707      2,777,096       (265,389)
 Depreciation & amortization. . . . . . . . . . . . .      108,588        129,922        (21,334)
 Other taxes. . . . . . . . . . . . . . . . . . . . .      315,460        320,616         (5,156)
-----------------------------------------------------  ------------  -------------  -------------
 Pre-tax operating expenses . . . . . . . . . . . . .    2,935,755      3,227,634       (291,879)
-----------------------------------------------------  ------------  -------------  -------------
 Total Pre-tax Operating Income . . . . . . . . . . .  $   103,938   $    215,767   $   (111,829)
=====================================================  ============  =============  =============


This segment was adversely affected by the nation's economic slowdown as discretionary consulting projects have been postponed or cancelled. Additionally, training revenues have declined significantly due to reluctance on the part of students to travel in the aftermath of September 11. This was partially offset by reduction in operating expenses, principally sales and marketing.

OTHER  BUSINESS  OPERATIONS
Other operations experienced a pre-tax operating loss of $177,000 for the first half of 2002 compared to $20,000 for the first six months of last year. The results for 2002 include a full six months of operations for the five water businesses that were purchased between April and July of 2001.


-------------------------------------------------------------------------------------------------
 FOR THE SIX MONTHS ENDED JUNE 30,                         2002          2001          CHANGE
-------------------------------------------------------------------------------------------------
 Revenue. . . . . . . . . . . . . . . . . . . . . . .  $ 5,792,385   $  4,055,327   $  1,737,058
 Cost of sales. . . . . . . . . . . . . . . . . . . .    2,388,101      1,822,421        565,680
-----------------------------------------------------  ------------  -------------  -------------
 Gross margin . . . . . . . . . . . . . . . . . . . .    3,404,284      2,232,906      1,171,378

 Operations & maintenance . . . . . . . . . . . . . .    2,826,334      1,651,897      1,174,437
 Depreciation & amortization. . . . . . . . . . . . .      520,148        420,151         99,997
 Other taxes. . . . . . . . . . . . . . . . . . . . .      235,194        181,203         53,991
-----------------------------------------------------  ------------  -------------  -------------
 Pre-tax operating expenses . . . . . . . . . . . . .    3,581,676      2,253,251      1,328,425
-----------------------------------------------------  ------------  -------------  -------------
 Total Pre-tax Operating Loss . . . . . . . . . . . .  $  (177,392)  $    (20,345)  $   (157,047)
=====================================================  ============  =============  =============


The increases in all categories reflect the acquisition of the new water businesses. Pre-tax operating income dropped $157,000 due to increased expenses associated with building a corporate infrastructure and developing and implementing uniform operating controls and procedures for the group. There have also been some relocations and additions of operating locations for the businesses.

OPERATING  INCOME  TAXES
Operating income taxes were lower due to the decrease in operating income for the six months ended June 30, 2002. Additionally, during 2002, the Company benefited from a change in the tax law that allows tax deductions for dividends paid on Company stock held in Employee Stock Ownership Plans ("ESOP").

INTEREST  EXPENSE
Interest expense for the first six months of 2002 decreased approximately $178,000, or 7 percent, over the same period in 2001. The decrease was due primarily to a reduction in the average interest rate for short-term borrowing from 5.67 percent on an average balance of $21.2 million for the fist half of 2001 to 2.37 percent on an average balance of $32.9 million for the same period in 2002. A reduction in the average long-term debt balance of $2.6 million due to scheduled repayments also contributed to this reduction.

ENVIRONMENTAL  MATTERS
The Company continues to work with federal and state environmental agencies to assess the environmental impact and explore options for corrective action at three former gas manufacturing plant sites. The Company believes that future costs associated with these sites will be recoverable in rates or through sharing arrangements with, or contributions by, other responsible parties. The Company is in discussions with the Maryland Department of the Environment regarding a fourth site located in Cambridge, Maryland. The outcome of this matter cannot be determined at this time. See Note 3 to the Consolidated Financial Statements for further information.


OTHER  MATTERS

REGULATORY  MATTERS
The Delaware, Maryland and Florida Public Service Commissions regulate the Company's natural gas distribution operations, while the natural gas transmission operation is regulated by the Federal Energy Regulatory Commission ("FERC").

On August 2, 2001, the Delaware Division filed a general rate increase application. Interim rates, subject to refund, went into effect on October 1, 2001. A settlement agreement was approved in April 2002 by the Delaware Public Service Commission that should result in an increase in rates of approximately $380,000 per year.

On October 31, 2001, Eastern Shore, the Company's natural gas transmission subsidiary, filed a rate change with the United States Federal Energy Regulatory Commission pursuant to the requirements of a Stipulation and Agreement approved by the FERC in October 1997. Eastern Shore's filing proposed a change in base rates for firm transportation services.

Following settlement conferences held in May 2002, the parties reached a settlement in principle. The agreement provides that Eastern Shore's rates will be based on a cost of service of $12.9 million per year, including a rate of return higher than had been approved in 1997. If the agreement receives final FERC approval, cost savings estimated at $456,000 annually will be passed on to firm transportation customers. The settlement in principle was filed on August 2, 2002; there is a thirty-day comment period. It is anticipated that the settlement agreement will be finalized in the third quarter 2002.

The Florida division filed tariff revisions on March 29, 2002 to complete the unbundling process by requiring all customers, including residential, to migrate to transportation service and authorize the Florida division to exit the merchant function. Transportation services are currently available to all non-residential customers. The Florida Public Service Commission has requested that the Company hold customer meetings to allow for an opportunity for comments by our customers. These meetings were held on June 25 and 26, 2002 at four locations in our service territory. The Public Service Commission is expected to address this matter at its August 20, 2002 Agenda Conference. At this time, the outcome of the petition cannot be determined.

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

RECENT  PRONOUNCEMENTS
See Note 4 to the Consolidated Financial Statements for a discussion of recent accounting pronouncements, including the consequences on revenue and cost of sales of EITF 02-03.

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

CAUTIONARY  STATEMENT
Chesapeake has made statements in this report that are considered to be forward-looking statements. These statements are not matters of historical fact. Sometimes they contain words such as "believes," "expects," "intends," "plans," "will," or "may," and other similar words of a predictive nature. These statements relate to matters such as customer growth, changes in revenues or margins, capital expenditures, environmental remediation costs, regulatory approvals, market risks associated with the Company's propane marketing operation, competition and other matters. It is important to understand that these forward-looking statements are not guarantees, but are subject to certain risks and uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, among other things:

  -  the  temperature  sensitivity  of  the natural gas and propane businesses;
  - the wholesale prices of natural gas and propane and market movements in these prices;
  - the effects of competition on the Company's unregulated and regulated businesses;
  - the effect of changes in federal, state or local regulatory requirements, including deregulation;
  -  the  effect  of  accounting  changes;
  - the ability of the Company's new and planned facilities and acquisitions to generate expected revenues; and
  - the Company's ability to obtain the rate relief and cost recovery requested from utility regulators and the timing of the requested regulatory actions.


ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Market risk represents the potential loss arising from adverse changes in market rates and prices. The Company's long-term debt consists primarily of senior notes, first mortgage bonds and convertible debentures with fixed interest rates, none of which was entered into for trading purposes. The carrying value of this long-term debt at June 30, 2002 was $49.7 million, with a fair value of $56.7 million, based mainly on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The Company is exposed to changes in interest rates due to the use of fixed rate long-term debt to finance the business. Management continually monitors fluctuations in interest rates and debt markets to assess the benefits of changing the mix of long and short-term debt or refinancing existing debt.

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

The Company's propane wholesale marketing operation is a party to natural gas liquids ("NGL") forward contracts, primarily propane contracts, with various third parties. These contracts require that the propane wholesale marketing operation purchase or sell NGL at a fixed price at fixed future dates. At expiration, the contracts are settled by the delivery of NGL to the Company or the counter party or booking out the transaction. (Booking out is a procedure for financially settling a contract for the physical delivery of energy.) The propane wholesale marketing operation also enters into futures contracts that are traded on the New York Mercantile Exchange. In certain cases, the futures contracts are settled by the payment of a net amount equal to the difference between the current market price of the futures contract and the original contract price.

The forward and futures contracts are entered into for trading and wholesale marketing purposes. The propane marketing business is subject to commodity price risk on its open positions to the extent that market prices for NGL deviate from fixed contract settlement prices. Market risk associated with the trading of futures and forward contracts are monitored daily for compliance with the Company's Risk Management Policy, which includes volumetric limits for open positions. To manage exposures to changing market prices, open positions are marked up or down to market prices and reviewed by oversight officials on a daily basis. Additionally, the Risk Management Committee reviews periodic reports on market and credit risk, approves any exceptions to the Risk Management Policy (within limits established by the Board of Directors) and authorizes the use of any new types of contracts. Quantitative information on forward and futures contracts at June 30, 2002 is presented in the following table. All of the contracts mature within twelve months.


--------------------------------------------------------------------
                     QUANTITY      ESTIMATED       WEIGHTED AVERAGE
 AT JUNE 30, 2002   IN GALLONS   MARKET PRICES     CONTRACT PRICES
--------------------------------------------------------------------
 FORWARD CONTRACTS
 Sale. . . . . . .  14,607,600  $0.3875 - $0.4125      $  0.3798
 Purchase. . . . .  10,710,000  $0.3775 - $0.3975      $  0.3899

 FUTURES CONTRACTS
 Sale. . . . . . .   3,360,000  $0.3815 - $0.3910      $  0.3856
 Purchase. . . . .   1,428,000  $0.3825 - $0.3825      $  0.3825
--------------------------------------------------------------------


Estimated market prices and weighted average contract prices are in dollars per gallon.



                           PART II - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS
             See  Note  3  to  the  Consolidated  Financial  Statements

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS
             None

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES
             None

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
             (a) The matters described in Item 4(c) below were submitted to a vote of stockholders at the Annual Meeting of Stockholders on May 21, 2002 in connection with which, proxies were solicited in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.
             (b)  Not  applicable.
             (c) Proposals as submitted in the proxy statement were voted on as follows:
                  i. The election of Thomas J. Bresnan, Water J. Coleman, Joseph E. Moore and John R. Schimkaitis as Class III Directors for three-year terms ending in 2005, and until their successors are elected and qualified; and
                  ii.  The ratification of the selection of
                       PricerwaterhouseCoopers, LLP as independent auditors for the fiscal year ending December 31, 2002.

ITEM  5.     OTHER  INFORMATION
             None

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K
             (a)  Exhibit  99
                  Certificate of Chief Executive Officer and Chief Financial Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C Section 1350, dated August 14, 2002
             (b)  Reports  on  Form  8-K
                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Chesapeake  Utilities  Corporation



/s/  Michael  P.  McMasters
---------------------------
Michael  P.  McMasters
Vice  President,  Treasurer  and  Chief  Financial  Officer


Date:  August  14,  2002