Form 10-Q
period 2002-09-30
CHESAPEAKE UTILITIES CORP
filed 2002-11-14
CIK 19745

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         _______________________________
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:  September 30, 2002
                                                ------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                Common Stock, par value $.4867 - 5,511,610 shares issued and outstanding as of September 30, 2002.

                                TABLE OF CONTENTS

PART  I  -  FINANCIAL  INFORMATION. . . . . . . . . . . . . . . . . . . . . . 1

  Item  1.     Financial  Statements. . . . . . . . . . . . . . . . . . . . . 1

    Notes  to  Consolidated  Financial  Statements. . . . . . . . . . . . . . 7
      1.   Quarterly  Financial  Data . . . . . . . . . . . . . . . . . . . . 7
      2.   Calculation  of  Earnings  Per  Share. . . . . . . . . . . . . . . 7
      3.   Commitments  and  Contingencies. . . . . . . . . . . . . . . . . . 7
             Environmental  Matters . . . . . . . . . . . . . . . . . . . . . 7
             Other  Commitments  and  Contingencies . . . . . . . . . . . . . 9
      4.   Recent  Authoritative  Pronouncements
           on  Financial  Reporting  and  Accounting. . . . . . . . . . . . .10
      5.   Goodwill and Other Intangible Assets . . . . . . . . . . . . . . .11
      6.   Segment  Information . . . . . . . . . . . . . . . . . . . . . . .13
      7.   Subsequent  Events . . . . . . . . . . . . . . . . . . . . . . . .13

  Item  2.     Management's  Discussion  and  Analysis  of  Financial
               Condition  and  Results  of  Operations. . . . . . . . . . . .13

      Business  Description . . . . . . . . . . . . . . . . . . . . . . . . .13

    Financial  Position, Liquidity  and  Capital  Resources . . . . . . . . .14

    Results  of  Operations  for  the  Quarter
    Ended  September  30,  2002 . . . . . . . . . . . . . . . . . . . . . . .15
      Consolidated  Overview. . . . . . . . . . . . . . . . . . . . . . . . .15
      Natural  Gas  Distribution  and  Transmission . . . . . . . . . . . . .16
      Propane. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17
      Advanced  Information  Services. . . . . . . . . . . . . . . . . . . . 17
      Other  Business  Operations. . . . . . . . . . . . . . . . . . . . . . 18
      Operating  Income  Taxes . . . . . . . . . . . . . . . . . . . . . . . 18
      Interest  Expense. . . . . . . . . . . . . . . . . . . . . . . . . . . 18

    Results  of  Operations  for  the  Nine  Months
    Ended  September  30,  2002 . . . . . . . . . . . . . . . . . . . . . . .18
      Consolidated  Overview. . . . . . . . . . . . . . . . . . . . . . . . .18
      Natural  Gas  Distribution  and  Transmission . . . . . . . . . . . . .19
      Propane. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20
      Advanced  Information  Services. . . . . . . . . . . . . . . . . . . . 21
      Other  Business  Operations. . . . . . . . . . . . . . . . . . . . . . 21
      Operating  Income  Taxes . . . . . . . . . . . . . . . . . . . . . . . 21
      Interest  Expense. . . . . . . . . . . . . . . . . . . . . . . . . . . 22
      Environmental  Matters . . . . . . . . . . . . . . . . . . . . . . . . 22

    Other  Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22
      Regulatory  Matters. . . . . . . . . . . . . . . . . . . . . . . . . . 22
      Competition. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 23
      Recent  Pronouncements . . . . . . . . . . . . . . . . . . . . . . . . 24
      Inflation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 24
      Cautionary  Statement. . . . . . . . . . . . . . . . . . . . . . . . . 24

  Item  3.     Quantitative and Qualitative Disclosures about Market Risk. . 24

  Item  4.     Controls  and  Procedures. . . . . . . . . . . . . . . . . . .25
      Evaluation  of  Disclosure  Controls  and  Procedures. . . . . . . . . 25
      Changes  in  Internal  Controls. . . . . . . . . . . . . . . . . . . . 25

PART  II  -  OTHER  INFORMATION. . . . . . . . . . . . . . . . . . . . . . . 26

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 27

CERTIFICATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 28

                         PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

 CHESAPEAKE  UTILITIES  CORPORATION  AND  SUBSIDIARIES
 CONSOLIDATED  STATEMENTS  OF  INCOME  (UNAUDITED)


-----------------------------------------------------------------------------------
 FOR THE THREE MONTHS ENDED SEPTEMBER 30,                  2002           2001
-----------------------------------------------------------------------------------
 OPERATING REVENUES . . . . . . . . . . . . . . . . .  $ 23,526,898   $ 24,794,008
 COST OF SALES. . . . . . . . . . . . . . . . . . . .    11,195,053     13,038,356
-----------------------------------------------------  -------------  -------------
 GROSS MARGIN . . . . . . . . . . . . . . . . . . . .    12,331,845     11,755,652
-----------------------------------------------------  -------------  -------------
 OPERATING EXPENSES
 Operations . . . . . . . . . . . . . . . . . . . . .     8,884,605      8,150,804
 Maintenance. . . . . . . . . . . . . . . . . . . . .       511,595        424,567
 Depreciation and amortization. . . . . . . . . . . .     2,256,828      2,101,239
 Other taxes. . . . . . . . . . . . . . . . . . . . .     1,128,980      1,022,592
 Income taxes . . . . . . . . . . . . . . . . . . . .      (648,535)      (505,969)
-----------------------------------------------------  -------------  -------------
 Total operating expenses . . . . . . . . . . . . . .    12,133,473     11,193,233
-----------------------------------------------------  -------------  -------------
 OPERATING INCOME . . . . . . . . . . . . . . . . . .       198,372        562,419

 OTHER INCOME, NET. . . . . . . . . . . . . . . . . .        38,842         62,560
-----------------------------------------------------  -------------  -------------
 INCOME BEFORE INTEREST CHARGES . . . . . . . . . . .       237,214        624,979

 INTEREST CHARGES . . . . . . . . . . . . . . . . . .     1,176,379      1,299,945
-----------------------------------------------------  -------------  -------------
 NET LOSS . . . . . . . . . . . . . . . . . . . . . .  $   (939,165)  $   (674,966)
=====================================================  =============  =============


 EARNINGS PER SHARE OF COMMON STOCK:
 BASIC. . . . . . . . . . . . . . . . . . . . . . . .  $      (0.17)  $      (0.13)
=====================================================  =============  =============
 DILUTED. . . . . . . . . . . . . . . . . . . . . . .  $      (0.17)  $      (0.13)
=====================================================  =============  =============


 DIVIDENDS DECLARED PER SHARE OF COMMON STOCK:. . . .  $      0.275   $      0.275
=====================================================  =============  =============

The accompanying notes are an integral part of these financial statements.


 CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


-----------------------------------------------------------------------------------
 FOR THE NINE MONTHS ENDED SEPTEMBER 30,. . . . . . .      2002           2001
-----------------------------------------------------------------------------------
 OPERATING REVENUES . . . . . . . . . . . . . . . . .  $101,111,779   $127,377,546
 COST OF SALES. . . . . . . . . . . . . . . . . . . .    51,913,647     78,653,710
-----------------------------------------------------  -------------  -------------
 GROSS MARGIN . . . . . . . . . . . . . . . . . . . .    49,198,132     48,723,836
-----------------------------------------------------  -------------  -------------
 OPERATING EXPENSES
 Operations . . . . . . . . . . . . . . . . . . . . .    26,899,856     25,811,574
 Maintenance. . . . . . . . . . . . . . . . . . . . .     1,440,985      1,278,881
 Depreciation and amortization. . . . . . . . . . . .     6,965,484      6,175,573
 Other taxes. . . . . . . . . . . . . . . . . . . . .     3,450,031      3,221,327
 Income taxes . . . . . . . . . . . . . . . . . . . .     2,634,672      3,266,502
-----------------------------------------------------  -------------  -------------
 Total operating expenses . . . . . . . . . . . . . .    41,391,028     39,753,857
-----------------------------------------------------  -------------  -------------
 OPERATING INCOME . . . . . . . . . . . . . . . . . .     7,807,104      8,969,979

 OTHER INCOME, NET. . . . . . . . . . . . . . . . . .       289,469        311,769
-----------------------------------------------------  -------------  -------------
 INCOME BEFORE INTEREST CHARGES . . . . . . . . . . .     8,096,573      9,281,748

 INTEREST CHARGES . . . . . . . . . . . . . . . . . .     3,622,566      3,924,519
-----------------------------------------------------  -------------  -------------
 INCOME BEFORE CUMULATIVE EFFECT OF
    CHANGE IN ACCOUNTING PRINCIPLE. . . . . . . . . .     4,474,007      5,357,229

 CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
    PRINCIPLE, NET OF TAX . . . . . . . . . . . . . .    (1,916,000)             0
-----------------------------------------------------  -------------  -------------
 NET INCOME . . . . . . . . . . . . . . . . . . . . .  $  2,558,007   $  5,357,229
=====================================================  =============  =============


 EARNINGS PER SHARE OF COMMON STOCK:
 BASIC
 BEFORE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. . .  $       0.82   $       1.00
 EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE . . . . . .         (0.35)          0.00
-----------------------------------------------------  -------------  -------------
 NET INCOME . . . . . . . . . . . . . . . . . . . . .  $       0.47   $       1.00
=====================================================  =============  =============

 DILUTED
 BEFORE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. . .  $       0.82   $       0.99
 EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE . . . . . .         (0.35)          0.00
-----------------------------------------------------  -------------  -------------
 NET INCOME . . . . . . . . . . . . . . . . . . . . .  $       0.47   $       0.99
=====================================================  =============  =============


 DIVIDENDS DECLARED PER SHARE OF COMMON STOCK:. . . .  $      0.825   $      0.820
=====================================================  =============  =============

The accompanying notes are an integral part of these financial statements.



 CHESAPEAKE  UTILITIES  CORPORATION  AND  SUBSIDIARIES
 CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)

------------------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30,                           2002           2001
------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $  2,558,007   $  5,357,229
  Adjustments to reconcile net income to net operating cash:
    Goodwill impairment. . . . . . . . . . . . . . . . . . .     3,200,000              0
    Depreciation and amortization. . . . . . . . . . . . . .     6,965,484      6,175,573
    Deferred income taxes, net . . . . . . . . . . . . . . .      (955,277)        (3,884)
    Investment tax credit adjustments. . . . . . . . . . . .       (41,112)       (26,469)
    Mark-to-market adjustments . . . . . . . . . . . . . . .       (45,155)       881,449
    Other, net . . . . . . . . . . . . . . . . . . . . . . .       943,091      1,096,802
  Changes in assets and liabilities:
    Accounts receivable, net . . . . . . . . . . . . . . . .     7,259,075     16,426,692
    Inventory, materials, supplies and storage gas . . . . .    (1,031,969)      (107,579)
    Other current assets . . . . . . . . . . . . . . . . . .      (203,267)      (599,716)
    Environmental recoveries, net of expenditures. . . . . .       377,492        295,852
    Other deferred charges . . . . . . . . . . . . . . . . .      (369,147)    (1,231,932)
    Accounts payable, net. . . . . . . . . . . . . . . . . .    (2,016,961)   (17,944,737)
    Refunds payable to customers . . . . . . . . . . . . . .      (683,382)      (251,568)
    Accrued income taxes . . . . . . . . . . . . . . . . . .       404,046        451,048
    Accrued interest . . . . . . . . . . . . . . . . . . . .      (790,870)       578,732
    Overrecovered deferred purchased gas costs . . . . . . .     4,931,090        830,201
    Flex rate liability. . . . . . . . . . . . . . . . . . .      (481,146)      (181,941)
    Other current liabilities. . . . . . . . . . . . . . . .      (282,589)       295,995
------------------------------------------------------------  -------------  -------------
Net cash provided by operating activities. . . . . . . . . .    19,737,410     12,041,747
------------------------------------------------------------  -------------  -------------

INVESTING ACTIVITIES
  Property, plant and equipment expenditures, net. . . . . .    (9,142,228)   (18,682,357)
------------------------------------------------------------  -------------  -------------
Net cash used by investing activities. . . . . . . . . . . .    (9,142,228)   (18,682,357)
------------------------------------------------------------  -------------  -------------

FINANCING ACTIVITIES
  Common stock dividends, net of amounts reinvested. . . . .    (3,985,880)    (3,894,023)
  Issuance of stock:
    Dividend Reinvestment Plan optional cash . . . . . . . .       214,857        133,376
    Retirement Savings Plan. . . . . . . . . . . . . . . . .       773,488        793,458
  Net repayment under line of credit agreements. . . . . . .    (6,419,401)     7,600,000
  Proceeds from issuance of long-term debt . . . . . . . . .        60,681        300,000
  Repayment of long-term debt. . . . . . . . . . . . . . . .    (1,408,908)    (1,390,221)
------------------------------------------------------------  -------------  -------------
Net cash (used) provided by financing activities . . . . . .   (10,765,163)     3,542,590
------------------------------------------------------------  -------------  -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . .      (169,981)    (3,098,020)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD. . . . . . . .     1,188,335      4,606,316
------------------------------------------------------------  -------------  -------------
CASH AND CASH EQUIVALENTS END OF PERIOD. . . . . . . . . . .  $  1,018,354   $  1,508,296
============================================================  =============  =============

The accompanying notes are an integral part of these financial statements.



 CHESAPEAKE  UTILITIES  CORPORATION  AND  SUBSIDIARIES
 CONSOLIDATED  BALANCE  SHEETS  (UNAUDITED)


-----------------------------------------------------------------------------------------
                                                           SEPTEMBER 30,    DECEMBER 31,
 ASSETS                                                         2002            2001
-----------------------------------------------------------------------------------------
 PROPERTY, PLANT AND EQUIPMENT
 Natural gas distribution and transmission . . . . . . .  $  173,609,126   $ 168,436,347
 Propane . . . . . . . . . . . . . . . . . . . . . . . .      35,155,507      34,695,862
 Advanced information services . . . . . . . . . . . . .       1,550,960       1,521,144
 Other plant . . . . . . . . . . . . . . . . . . . . . .      13,786,742      12,249,442
--------------------------------------------------------  ---------------  --------------
 Total property, plant and equipment . . . . . . . . . .     224,102,335     216,902,795
 Less:  Accumulated depreciation and amortization. . . .     (72,313,482)    (66,646,944)
--------------------------------------------------------  ---------------  --------------
 Net property, plant and equipment . . . . . . . . . . .     151,788,853     150,255,851
--------------------------------------------------------  ---------------  --------------

 INVESTMENTS . . . . . . . . . . . . . . . . . . . . . .         386,656         517,901
--------------------------------------------------------  ---------------  --------------

 CURRENT ASSETS
 Cash and cash equivalents . . . . . . . . . . . . . . .       1,018,354       1,188,335
 Accounts receivable (less allowance for uncollectibles
    of $576,100 and $621,516, respectively). . . . . . .      14,007,234      21,266,309
 Materials and supplies, at average cost . . . . . . . .       1,325,167       1,106,995
 Merchandise inventory, at average cost. . . . . . . . .       1,140,542       1,610,786
 Propane inventory, at average cost. . . . . . . . . . .       4,017,439       2,518,871
 Storage gas prepayments . . . . . . . . . . . . . . . .       4,111,889       4,326,416
 Underrecovered purchased gas costs. . . . . . . . . . .       1,588,664       6,519,754
 Income taxes receivable . . . . . . . . . . . . . . . .         271,458         675,504
 Prepaid expenses and other current assets . . . . . . .       2,938,592       2,209,026
--------------------------------------------------------  ---------------  --------------
 Total current assets. . . . . . . . . . . . . . . . . .      30,419,339      41,421,996
--------------------------------------------------------  ---------------  --------------

 DEFERRED CHARGES AND OTHER ASSETS
 Environmental regulatory assets . . . . . . . . . . . .       2,555,550       2,677,010
 Environmental expenditures. . . . . . . . . . . . . . .       2,811,664       3,189,156
 Intangible assets, net. . . . . . . . . . . . . . . . .       4,339,560       7,724,283
 Other deferred charges. . . . . . . . . . . . . . . . .       4,788,079       4,548,829
--------------------------------------------------------  ---------------  --------------
 Total deferred charges and other assets . . . . . . . .      14,494,853      18,139,278
--------------------------------------------------------  ---------------  --------------


 TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . .  $  197,089,701   $ 210,335,026
========================================================  ===============  ==============

The accompanying notes are an integral part of these financial statements.


 CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS (UNAUDITED)

-----------------------------------------------------------------------------------------
                                                           SEPTEMBER 30,    DECEMBER 31,
 CAPITALIZATION AND LIABILITIES. . . . . . . . . . . . .        2002            2001
-----------------------------------------------------------------------------------------
 CAPITALIZATION
 Stockholders' equity
 Common Stock, par value $.4867 per share;
 (authorized 12,000,000 shares; issued and outstanding
 5,511,610 and 5,424,962 shares, respectively) . . . . .  $    2,681,804   $   2,640,060
 Additional paid-in capital. . . . . . . . . . . . . . .      31,272,223      29,653,992
 Retained earnings . . . . . . . . . . . . . . . . . . .      32,590,235      34,555,560
--------------------------------------------------------  ---------------  --------------
 Total stockholders' equity. . . . . . . . . . . . . . .      66,544,262      66,849,612

 Long-term debt, net of current maturities . . . . . . .      75,990,876      48,408,596
--------------------------------------------------------  ---------------  --------------
 Total capitalization. . . . . . . . . . . . . . . . . .     142,535,138     115,258,208
--------------------------------------------------------  ---------------  --------------

 CURRENT LIABILITIES
 Current portion of long-term debt . . . . . . . . . . .       3,707,753       2,686,145
 Short-term borrowing. . . . . . . . . . . . . . . . . .       5,680,599      42,100,000
 Accounts payable. . . . . . . . . . . . . . . . . . . .      12,534,652      14,551,621
 Refunds payable to customers. . . . . . . . . . . . . .         288,193         971,575
 Accrued interest. . . . . . . . . . . . . . . . . . . .         967,531       1,758,401
 Dividends payable . . . . . . . . . . . . . . . . . . .       1,514,563       1,491,832
 Deferred income taxes payable . . . . . . . . . . . . .         846,956         848,271
 Other accrued liabilities . . . . . . . . . . . . . . .       5,382,408       5,604,237
--------------------------------------------------------  ---------------  --------------
 Total current liabilities . . . . . . . . . . . . . . .      30,922,655      70,012,082
--------------------------------------------------------  ---------------  --------------

 DEFERRED CREDITS AND OTHER LIABILITIES
 Deferred income taxes . . . . . . . . . . . . . . . . .      14,647,636      15,732,842
 Deferred investment tax credits . . . . . . . . . . . .         561,245         602,357
 Environmental liability . . . . . . . . . . . . . . . .       2,948,376       3,199,733
 Accrued pension costs . . . . . . . . . . . . . . . . .       1,631,551       1,595,650
 Other liabilities . . . . . . . . . . . . . . . . . . .       3,843,100       3,934,154
--------------------------------------------------------  ---------------  --------------
 Total deferred credits and other liabilities. . . . . .      23,631,908      25,064,736
--------------------------------------------------------  ---------------  --------------


 TOTAL CAPITALIZATION AND LIABILITIES. . . . . . . . . .  $  197,089,701   $ 210,335,026
========================================================  ===============  ==============

The accompanying notes are an integral part of these financial statements.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

1.     QUARTERLY  FINANCIAL  DATA
The financial information for Chesapeake Utilities Corporation (the "Company" or "Chesapeake") included herein is unaudited and should be read in conjunction with the Company's Annual Report on Form 10-K. In the opinion of management, this financial information reflects normal recurring adjustments, including the cumulative effect of change in accounting principle, which are necessary for a fair presentation of the Company's interim results. In accordance with United States Generally Accepted Accounting Principles, the Company's management makes certain estimates and assumptions regarding: 1) reported amounts of assets and liabilities, 2) disclosure of contingent assets and liabilities at the date of the financial statements and 3) reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Due to the seasonal nature of the Company's business, there are substantial variations in the results of operations reported on a quarterly basis and, accordingly, results for any particular quarter may not give a true indication of results for the year. Certain amounts in 2001 have been reclassified to conform to the presentation for the current year.

2.     CALCULATION  OF  EARNINGS  PER  SHARE


-------------------------------------------------------------------------------------------------------
                                                          THREE MONTHS ENDED        NINE MONTHS ENDED
 FOR THE PERIOD ENDED SEPTEMBER 30,                       2002         2001         2002        2001
-------------------------------------------------------------------------------------------------------
 CALCULATION OF BASIC EARNINGS PER SHARE BEFORE
 CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:
 Net Income (Loss) before cumulative effect of
 change in accounting principle . . . . . . . . . . .  $ (939,165)  $ (674,966)  $4,474,007  $5,357,229
 Weighted average shares outstanding. . . . . . . . .   5,503,318    5,381,702    5,475,555   5,351,523
-----------------------------------------------------  -----------  -----------  ----------  ----------
 BASIC EARNINGS PER SHARE BEFORE CUMULATIVE
 EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE . . . . . .  $    (0.17)  $    (0.13)  $     0.82  $     1.00
=====================================================  ===========  ===========  ==========  ==========

 CALCULATION OF DILUTED EARNINGS PER SHARE BEFORE
 CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:

 RECONCILIATION OF NUMERATOR:
 Net Income (Loss) before cumulative effect of
 change in accounting principle Basic . . . . . . . .  $ (939,165)  $ (674,966)  $4,474,007  $5,357,229
 Effect of 8.25% Convertible debentures * . . . . . .           0            0            0     125,940
-----------------------------------------------------  -----------  -----------  ----------  ----------
 Adjusted numerator Diluted . . . . . . . . . . . . .  $ (939,165)  $ (674,966)  $4,474,007  $5,483,169
-----------------------------------------------------  -----------  -----------  ----------  ----------

 RECONCILIATION OF DENOMINATOR:
 Weighted shares outstanding Basic. . . . . . . . . .   5,503,318    5,381,702    5,475,555   5,351,523
 Effect of dilutive securities *
 Stock options. . . . . . . . . . . . . . . . . . . .           0            0        8,863       8,060
 Warrants . . . . . . . . . . . . . . . . . . . . . .           0            0        1,963         640
 8.25% Convertible debentures . . . . . . . . . . . .           0            0            0     201,908
-----------------------------------------------------  -----------  -----------  ----------  ----------
 Adjusted denominator Diluted . . . . . . . . . . . .   5,503,318    5,381,702    5,486,381   5,562,131
-----------------------------------------------------  -----------  -----------  ----------  ----------

 DILUTED EARNINGS PER SHARE BEFORE CUMULATIVE
 EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE . . . . . .  $    (0.17)  $    (0.13)  $     0.82  $     0.99
=====================================================  ===========  ===========  ==========  ==========


 *  Amounts  associated  with  securities  resulting  in  an  anti-dilutive  effect  on earnings  per  share  are  not  included  in  this  calculation.


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

The Dover Gas Light Site is a former manufactured gas plant site located in Dover, Delaware. Remedies were selected by the United States Environmental Protection Agency ("USEPA") to address the soil and ground-water. The Company has completed each of the components of the soil remediation. The parking lot construction, the final component of the soil remediation, was completed in the third quarter 2002. A final report requesting certification of completion of all components of the soil remediation has been submitted to the USEPA. Following receipt of certification from the USEPA, Chesapeake's obligations for the Dover Site have been met. Under the terms of the settlement, described below, Chesapeake would not be obligated to perform the ground-water remediation.

In May 2001, the Company, General Public Utilities Corporation, Inc. (now FirstEnergy Corporation), the State of Delaware, the USEPA and the United States Department of Justice signed a settlement term sheet to settle complaints brought by the Company and the United States in 1996 and 1997, respectively, with respect to the Dover Site. In October 2002, the final Consent Decrees were signed and delivered to the United States Department of Justice. The United States anticipates that the Consent Decrees will be lodged simultaneously with the United States District Court for the District of Delaware and a notice soliciting public comment for a 30-day period will be published in the Federal Register during the fourth quarter 2002. Depending upon the date of publication, and upon the number and nature of the comments received, the United States may move the court to enter the Consent Decrees later in the fourth quarter in 2002.

Once  the  Consent  Decrees  receive  final  approval,  the  Company  will:

     - Receive a net payment of $1.15 million from other parties to the agreement. These proceeds will be passed on to the Company's firm customers, in accordance with the environmental rate rider.
     - Receive a release from liability and covenant not to sue from the USEPA and the State of Delaware. This will relieve the Company from liability for future remediation at the site, unless previously unknown conditions are discovered at the site, or information previously unknown to USEPA is received that indicates the remedial action related to the prior manufactured gas plant is not sufficiently protective. These contingencies are standard, and are required by the United States in all liability settlements.

At September 30, 2002, the Company had accrued $2.1 million (discounted) of costs associated with the remediation of the Dover Site and had recorded an associated regulatory asset for the same amount. Of that amount, $1.5 million was for estimated ground-water remediation and $600,000 was for remaining soil remediation. The $1.5 million represented the low end of the ground-water remediation estimates prepared by an independent consultant and was used because the Company could not, at that time, predict the remedy the USEPA might require. Upon receiving final court approval of the Consent Decrees, the Company will reduce both the accrued environmental liability and the associated environmental regulatory asset.

Through September 30, 2002, the Company has incurred approximately $9.2 million in costs relating to environmental testing and remedial action studies at the Dover Site. Approximately $6.7 million has been recovered through September 30, 2002 from other parties or through rates.

The Salisbury Town Gas Light Site is a former manufactured gas plant site located in Salisbury, Maryland. In cooperation with the MDE, the Company has been engaged in remediation that has primarily included the following: (1) operation of an air sparging/soil vapor extraction ("AS/SVE") remedial system;
(2) monitoring and recovery of product from recovery wells; and (3) monitoring of ground-water quality. In March 2002, in accordance with MDE's permission, the Company permanently decommissioned the AS/SVE system and discontinued nearly all on-site and off-site monitoring wells. The Company has not received a response from the MDE concerning the Company's request for a No Further Action ("NFA") for the site. The NFA would be conditional upon the Company performing continued product monitoring and recovery at one well location and implementing land use controls.

The Company has adjusted the liability with respect to the Salisbury Site to $32,000 at September 30, 2002. This amount is based on the estimated costs to perform limited product monitoring and recovery efforts and fulfill ongoing reporting requirements. A corresponding regulatory asset has been recorded, reflecting the Company's belief that costs incurred will be recoverable in base rates.

Through September 30, 2002, the Company has incurred approximately $2.9 million for remedial actions and environmental studies at the Salisbury Site. Of this amount, approximately $1.8 million has been recovered through insurance proceeds or ratemaking treatment.

The Winter Haven Coal Gas site is located in Winter Haven, Florida. In May 2001, the Florida Department of Environmental Protection ("FDEP") approved a remedial action plan that includes the utilization of the AS/SVE technologies to address ground-water impacts throughout a majority of the site. The AS/SVE construction was completed and start-up of the AS/SVE system is expected to commence during the fourth quarter of 2002. The Company is currently negotiating with FDEP on the extent of additional investigation and remediation work required to address surface soil, ground-water and sediment impacts that will not be remediated by the AS/SVE system. The current estimate of costs to complete the remediation activities at the site is approximately $817,000 (discounted). Accordingly, at September 30, 2002, the Company has accrued a liability of $817,000. Through
September 30, 2002, the Company has incurred approximately $1.1 million of environmental costs associated with the Florida site. At September 30, 2002, the Company had collected $393,000 in excess of costs incurred. A regulatory asset of approximately $424,000 representing the uncollected portion of the estimated cleanup costs has also been recorded.

In August 2002, the Company, along with two other parties, met with MDE to discuss alleged manufactured gas plant contamination at a property located in Cambridge, Maryland. At that meeting, one of the other parties agreed to perform a remedial investigation of the site. The possible exposure of the Company at this site cannot be determined at this time.

It is management's opinion that any unrecovered current costs and any other future costs associated with each of the four sites discussed above will be recoverable through future rates or sharing arrangements with other responsible parties.

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

4. RECENT AUTHORITATIVE PRONOUNCEMENTS ON FINANCIAL REPORTING AND ACCOUNTING During the third quarter, the Company implemented the provisions of a recent consensus reached by the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board that reconsidered certain provisions in EITF 02-03 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." EITF 02-03 addresses the presentation of revenue and expense associated with energy trading contracts on a gross versus net basis. Previously, the EITF concluded that gross presentation was acceptable. However, during deliberations held in June 2002, a consensus was reached that net presentation should be required. This consensus also indicated that implementation would be effective for the third quarter 2002 reporting cycle and that prior periods should also be reclassified.

Under prior standards, the Company classified certain energy trading contracts entered into by its propane wholesale marketing operations on a gross basis. Recording the energy trading contracts on a net basis did not change the gross margin, net income, earnings per share or the financial position of the Company. For the three months ended September 30, 2002 and 2001 both revenues and cost of sales were reduced by $20.7 million and $30.8 million, respectively. For the nine months ended September 30, 2002 and 2001 both revenues and cost of sales were reduced by $64.8 million and $133.3 million, respectively. As stated above, there was no impact on gross margin, net income, earnings per share or the financial position of the Company.

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

On  October  25,  2002,  the  EITF  rescinded  Issue  No.  98-10 ("EITF 98-10"),
"Accounting for Contracts Involved in Energy Trading and Risk Management Activities." The Company's interpretation of EITF 98-10 is consistent with the current rules that are being applied under SFAS No. 133; therefore, management does not believe that rescinding EITF 98-10 will impact its financial position or results of operations.

The FASB adopted SFAS No. 147, "Acquisitions of Certain Financial Institutions," in October 2002. This pronouncement has no impact on the Company's financial position or results of operations.

5.     GOODWILL  AND  OTHER  INTANGIBLE  ASSETS
The Company adopted SFAS No. 142 in the first quarter of 2002. Application of the non-amortization provisions resulted in $112,000 of additional income ($0.021 per share), after tax, for the first nine months of 2002 compared to 2001. The Company performed a test for goodwill impairment using the two-step process prescribed in SFAS No. 142. The first step was a screen for potential impairment, using January 1, 2002 as the measurement date. The second step was a measurement of the amount of the goodwill determined to be impaired. The results of the tests indicate that the goodwill associated with the Company's water business, which is included in the reportable segment entitled "Other Business Operations," has been impaired and that the amount of the impairment loss is $3.2 million. This was recorded as the cumulative effect of a change in accounting principle. The fair value of the water business was determined using several methods, including discounted cash flow projections and market valuations for recent purchases and sales of similar businesses. These were weighted based on their expected probability. The previous test for impairment of goodwill, prescribed under SFAS No. 121, looked at undiscounted cash flows. The determination that the goodwill associated with the Company's water business was impaired was the result of the more stringent tests required by the new pronouncement. The performance of the Company's water unit in Michigan is the primary cause of the impairment. SFAS No. 142 requires that impairment tests be performed annually. The Company will again perform the test as of December 31, 2002.

The change in the carrying value of goodwill for the nine months ended September 30, 2002 is as follows:


                                   WATER
                                 BUSINESSES   PROPANE      TOTAL
                                ------------  --------  ------------
 Balance at January 1, 2002. .  $ 4,869,068   $674,451  $ 5,543,519
 Impairment charge . . . . . .   (3,200,000)         0   (3,200,000)
------------------------------  ------------  --------  ------------
 Balance at September 30, 2002  $ 1,669,068   $674,451  $ 2,343,519
==============================  ============  ========  ============


The  impact  of  the  non-amortization provision of SFAS No. 142 was as follows:


                                                  BASIC       DILUTED
                                                   NET       EARNINGS     EARNINGS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001    INCOME      PER SHARE    PER SHARE
---------------------------------------------  -----------  -----------  -----------
 Net Income . . . . . . . . . . . . . . . . .   ($674,966)     ($0.125)     ($0.125)
 Amortization of goodwill, after tax. . . . .      37,679        0.007        0.007
---------------------------------------------  -----------  -----------  -----------
 Net Loss, exclusive of amortization. . . . .   ($637,287)     ($0.118)     ($0.118)
=============================================  ===========  ===========  ===========





                                                  BASIC       DILUTED
                                                   NET       EARNINGS     EARNINGS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001     INCOME      PER SHARE    PER SHARE
---------------------------------------------  -----------  -----------  -----------
 Net Income . . . . . . . . . . . . . . . . .  $5,357,229   $    1.001   $    0.986
 Amortization of goodwill, after tax. . . . .     111,568        0.021        0.020
---------------------------------------------  -----------  -----------  -----------
 Net Loss, exclusive of amortization. . . . .  $5,468,797   $    1.022   $    1.006
=============================================  ===========  ===========  ===========





Intangible  assets  subject  to  amortization  are  as  follows:


                            SEPTEMBER 30, 2002         DECEMBER 31, 2001
                         -------------------------  ------------------------
                           Gross                      Gross
                          Carrying   Accumulated     Carrying   Accumulated
                           Amount    Amortization     Amount    Amortization
                         ----------  -------------  ----------  -------------
 Customer Lists . . . .  $1,111,651  $     164,770  $1,111,651  $      82,141
 Non-compete agreements   1,000,000        231,250   1,000,000        140,417
 Acquisition costs. . .     379,541         99,131     379,541         87,870
-----------------------  ----------  -------------  ----------  -------------
 Total. . . . . . . . .  $2,491,192  $     495,151  $2,491,192  $     310,428
=======================  ==========  =============  ==========  =============


Amortization of intangible assets was $185,000 for the nine months ended September 30, 2002. For the year ended December 31, 2001, amortization of intangibles, excluding goodwill, was $132,000. The estimated annual amortization of intangibles for the next five years is: $230,000 for 2002; $224,000 for 2003; $224,000 for 2004; $213,000 for 2005; and $213,000 for 2006.

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


-------------------------------------------------------------------------------------------------------------
                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
FOR THE PERIOD ENDED SEPTEMBER 30,                     2002           2001           2002           2001
-------------------------------------------------------------------------------------------------------------
OPERATING REVENUES, UNAFFILIATED CUSTOMERS
  Natural gas distribution and transmission . . .  $ 14,172,555   $ 15,429,057   $ 66,915,666   $ 85,762,192
  Propane . . . . . . . . . . . . . . . . . . . .     3,192,252      2,366,908     15,785,080     23,407,482
  Advanced information services . . . . . . . . .     3,256,423      4,028,523      9,678,066     11,124,407
  Other . . . . . . . . . . . . . . . . . . . . .     2,905,668      2,969,520      8,732,967      7,083,465
-------------------------------------------------  -------------  -------------  -------------  -------------
Total operating revenues, unaffiliated customers.  $ 23,526,898   $ 24,794,008   $101,111,779   $127,377,546
-------------------------------------------------  -------------  -------------  -------------  -------------

INTERSEGMENT REVENUES (1)
  Natural gas distribution and transmission . . .  $     17,457   $     17,457   $     52,371   $     76,075
  Other . . . . . . . . . . . . . . . . . . . . .       271,436        187,191        633,546        607,522
-------------------------------------------------  -------------  -------------  -------------  -------------
Total intersegment revenues . . . . . . . . . . .  $    288,893   $    204,648   $    685,917   $    683,597
-------------------------------------------------  -------------  -------------  -------------  -------------

PRE-TAX OPERATING INCOME
  Natural gas distribution and transmission . . .  $  1,331,116   $  1,175,082   $ 10,577,226   $ 10,060,301
  Propane . . . . . . . . . . . . . . . . . . . .    (1,688,874)    (1,537,997)        30,409      1,561,392
  Advanced information services . . . . . . . . .       181,123        429,227        285,061        644,995
  Other and eliminations. . . . . . . . . . . . .      (273,528)        (9,862)      (450,920)       (30,207)
-------------------------------------------------  -------------  -------------  -------------  -------------
Total . . . . . . . . . . . . . . . . . . . . . .  $   (450,163)  $     56,450   $ 10,441,776   $ 12,236,481
-------------------------------------------------  -------------  -------------  -------------  -------------

(1) All significant intersegment revenues are billed at market rates and have been eliminated from consolidated revenues.


-------------------------------------------------------------------------------
                                                  SEPTEMBER 30,   DECEMBER 31,
                                                       2002           2001
-------------------------------------------------------------------------------
IDENTIFIABLE ASSETS
  Natural gas distribution and transmission . . .  $143,425,186   $151,872,347
  Propane . . . . . . . . . . . . . . . . . . . .    33,573,042     34,314,633
  Advanced information services . . . . . . . . .     2,863,559      2,593,740
  Other . . . . . . . . . . . . . . . . . . . . .    17,227,914     21,554,306
-------------------------------------------------  -------------  -------------
Total identifiable assets . . . . . . . . . . . .  $197,089,701   $210,335,026
-------------------------------------------------  -------------  -------------



7.     SUBSEQUENT  EVENTS
The Company completed the private placement of $30.0 million of long-term debt and drew down the funds on October 31, 2002. The debt has a fixed interest rate of 6.64 percent. The funds were used to refinance short-term borrowing; therefore, at September 30, 2002, $30.0 million of short-term financing was reclassified to long-term.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS  DESCRIPTION
Chesapeake Utilities Corporation (the "Company" or "Chesapeake") is a diversified utility company engaged in natural gas distribution and transmission, propane distribution and marketing, advanced information services and other related businesses.

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


FINANCIAL  POSITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's capital requirements reflect the capital-intensive nature of its business and are principally attributable to the construction program and the retirement of outstanding debt. The Company relies on cash generated by operations and short-term borrowing to meet normal working capital requirements and to temporarily finance capital expenditures. During the first nine months of 2002, net cash provided by operating activities, net cash used by investing activities and net cash used by financing activities were approximately $19.7 million, $9.1 million and $10.8 million, respectively. Cash provided by operations was up $7.7 million for the first nine months of 2002 compared to 2001. The cash flow increased due to a reduction in working capital requirements associated with lower energy prices. In 2002, the under-recovered purchased gas cost balance was reduced by $4.9 million, generating positive cash flow.

The Company completed the private placement of $30.0 million of long-term debt and drew down the funds on October 31, 2002. The debt has a fixed interest rate of 6.64 percent. The funds were used to refinance short-term borrowing and, therefore, at September 30, 2002, $30.0 million of short-term financing was reclassified to long-term.

The Board of Directors previously authorized the Company to borrow up to $55.0 million of short-term debt from various banks and trust companies. On November 8, 2002, after completion of the long-term debt placement, the limit on short-term borrowing was adjusted to $35.0 million. As of September 30, 2002, Chesapeake had four unsecured bank lines of credit with three financial institutions, totaling $75.0 million, for short-term cash needs to meet seasonal working capital requirements and to temporarily fund portions of its capital expenditures. One of the bank lines, totaling $15.0 million, is committed. The other three lines are subject to the banks' availability of funds. In the first nine months of 2002, cash provided by operations was adequate to fund capital expenditures and the reduction in short-term debt outstanding. At September 30, 2002, the debt outstanding under these lines was $35.5 million as compared to $42.1 million at December 31, 2001 and $33 million at September 30, 2001.

During the nine-month periods ended September 30, 2002 and 2001, capital expenditures were approximately $9.1 million and $18.7 million, respectively. Chesapeake has budgeted $16.8 million for capital expenditures during 2002. This amount includes $11.8 million for natural gas distribution and transmission, $2.3 million for propane distribution and marketing, $200,000 for advanced information services and $2.5 million for other operations. The natural gas distribution and transmission expenditures are for expansion and improvement of facilities. The propane expenditures are to support customer growth and for the replacement of equipment. The advanced information services expenditures are for computer hardware, software and related equipment. Expenditures for other operations include expenditures to support customer growth and replace equipment for water operations and general plant, computer software and hardware. Financing for the 2002 capital expenditure program is being provided from short-term borrowing, cash provided by operating activities and the October 31, 2002 issuance of long-term debt. The capital expenditure program is subject to continuous review and modification. Actual capital requirements may vary from the above estimates due to a number of factors including acquisition opportunities, changing economic conditions, customer growth in existing areas, regulation, availability of capital and new growth opportunities.

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

As of September 30, 2002, common equity represented 46.7 percent of total capitalization, compared to 58.0 percent as of December 31, 2001. Combining short-term financing with total capitalization, the equity component would have been 43.8 percent and 41.8 percent, respectively. The Company remains committed to maintaining a sound capital structure and strong credit ratings in order to provide the financial flexibility needed to access the capital markets when required. This commitment, along with adequate and timely rate relief for the Company's regulated operations, is intended to ensure that the Company will be able to attract capital from outside sources at a reasonable cost.

Interest expense for the first nine months of 2002 decreased approximately $302,000, or 8 percent, over the same period in 2001. The decrease was due primarily to a reduction in the average interest rate for short-term borrowing from 5.24 percent on an average balance of $22.8 million for the first nine months of 2001 to 2.38 percent on an average balance of $32.8 million for the same period in 2002. A reduction in the average long-term debt balance of $2.7 million due to scheduled repayments also contributed to this reduction.


RESULTS  OF  OPERATIONS  FOR  THE  QUARTER  ENDED  SEPTEMBER  30,  2002

CONSOLIDATED  OVERVIEW
The Company recognized a seasonal net loss of $939,000, or $0.17 per share, for the third quarter of 2002 compared to a seasonal loss of $675,000 or $0.13 per share for the corresponding period in 2001. Chesapeake's Delmarva natural gas distribution and propane distribution operations typically experience losses during the third quarter, when heating customers require little gas. As indicated in the following table, the decline in income is primarily attributable to declines in the propane, advanced information services and other segments. The other segment decline resulted from increased costs associated with the corporate infrastructure of the water business. The declines were partially offset by higher pre-tax operating income in the natural gas segment and lower taxes and interest.


------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30,. . . . . . .     2002          2001          CHANGE
------------------------------------------------------------------------------------------------
 Pre-tax Operating Income (Loss)
   Natural Gas Distribution & Transmission. . . . . .  $ 1,331,116   $ 1,175,082   $    156,034
   Propane. . . . . . . . . . . . . . . . . . . . . .   (1,688,874)   (1,537,997)      (150,877)
   Advanced Information Services. . . . . . . . . . .      181,123       429,227       (248,104)
   Other & Eliminations . . . . . . . . . . . . . . .     (273,528)       (9,862)      (263,666)
-----------------------------------------------------  ------------  ------------  -------------
 Pre-tax Operating Income (Loss). . . . . . . . . . .     (450,163)       56,450       (506,613)

 Operating Income Taxes . . . . . . . . . . . . . . .     (648,535)     (505,969)      (142,566)
 Interest . . . . . . . . . . . . . . . . . . . . . .    1,176,379     1,299,945       (123,566)
 Non-Operating Income, net. . . . . . . . . . . . . .       38,842        62,560        (23,718)
-----------------------------------------------------  ------------  ------------  -------------
 Net Loss . . . . . . . . . . . . . . . . . . . . . .  $  (939,165)  $  (674,966)  $   (264,199)
=====================================================  ============  ============  =============


NATURAL  GAS  DISTRIBUTION  AND  TRANSMISSION
The natural gas distribution and transmission segment earned pre-tax operating income of $1.3 million for the third quarter of 2002 compared to $1.2 million for the corresponding period last year, an increase of $156,000.


------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30,. . . . . . .     2002          2001          CHANGE
------------------------------------------------------------------------------------------------
 Revenue. . . . . . . . . . . . . . . . . . . . . . .  $14,190,012   $15,446,514   $ (1,256,502)
 Cost of gas. . . . . . . . . . . . . . . . . . . . .    6,728,589     8,752,574     (2,023,985)
-----------------------------------------------------  ------------  ------------  -------------
 Gross margin . . . . . . . . . . . . . . . . . . . .    7,461,423     6,693,940        767,483

 Operations & maintenance . . . . . . . . . . . . . .    3,918,455     3,506,763        411,692
 Depreciation & amortization. . . . . . . . . . . . .    1,518,562     1,405,189        113,373
 Other taxes. . . . . . . . . . . . . . . . . . . . .      693,290       606,906         86,384
-----------------------------------------------------  ------------  ------------  -------------
 Pre-tax operating expenses . . . . . . . . . . . . .    6,130,307     5,518,858        611,449
-----------------------------------------------------  ------------  ------------  -------------
 Total Pre-tax Operating Income . . . . . . . . . . .  $ 1,331,116   $ 1,175,082   $    156,034
=====================================================  ============  ============  =============


Revenue and cost of gas decreased due to lower natural gas commodity costs for the third quarter of 2002 compared to 2001. Commodity cost changes are passed on to the ratepayers through a Gas Cost Recovery or Purchased Gas Cost Adjustment in all jurisdictions; therefore, they have no impact on the Company's profitability. Revenue and cost of gas were also down in part because of the unbundling of services which took effect in 2001 for all non-residential customers of the Florida division. As a result, some customers switched from sales service, where they purchase both the commodity and transportation from the Company, to purchasing transportation only.

Gross margin increased $767,000 over the same period in 2001 due to increases in the margins for the transmission operation and the Florida distribution operation. Transmission margins were up due to the completion of a system capacity expansion in November of 2001 that increased pipeline capacity by approximately 25 percent.

Gross margins for the Delaware and Maryland distribution divisions increased $103,000 from 2001. Temperatures for the quarter were warmer than 2001 (68 heating degree-days) and the 10-year average (33 heating degree-days). Management estimates that on an annual basis for each heating degree-day warmer than the 10-year average, margins decrease by $1,730. An increase in the average number of customers and a rate increase in Delaware more than offset the temperature decline. Delaware and Maryland experienced an increase of 2,041 residential customers, or 7 percent, in the third quarter of 2002 compared to 2001. Management estimates that each residential customer added contributes $335 annually to earnings before interest, taxes, depreciation and amortization.

The margin increases were partially offset by higher operating expenses, primarily administrative and general and depreciation. The increase in depreciation reflects completion of recent capital projects that increased the transmission capacity by 25 percent and various expansion projects in Florida.

PROPANE
For the third quarter of 2002, the propane segment experienced a pre-tax operating loss of $1.7 million compared to $1.5 million for the third quarter of 2001. Gross margin increased $162,000, but was more than offset by increases in operating expenses of $313,000.


------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30,. . . . . . .     2002          2001          CHANGE
------------------------------------------------------------------------------------------------
 Revenue. . . . . . . . . . . . . . . . . . . . . . .  $ 3,192,252   $ 2,366,908   $    825,344
 Cost of sales. . . . . . . . . . . . . . . . . . . .    1,608,318       944,673        663,645
-----------------------------------------------------  ------------  ------------  -------------
 Gross margin . . . . . . . . . . . . . . . . . . . .    1,583,934     1,422,235        161,699

 Operations & maintenance . . . . . . . . . . . . . .    2,696,585     2,443,899        252,686
 Depreciation & amortization. . . . . . . . . . . . .      417,084       360,935         56,149
 Other taxes. . . . . . . . . . . . . . . . . . . . .      159,139       155,398          3,741
-----------------------------------------------------  ------------  ------------  -------------
 Pre-tax operating expenses . . . . . . . . . . . . .    3,272,808     2,960,232        312,576
-----------------------------------------------------  ------------  ------------  -------------
 Total Pre-tax Operating Loss . . . . . . . . . . . .  $(1,688,874)  $(1,537,997)  $   (150,877)
=====================================================  ============  ============  =============


A retroactive reclassification was made in the third quarter due to a consensus that was reached by the EITF in June 2002 to revise EITF 02-03 and disallow gross reporting of revenue and cost of sales for energy trading contracts. The Company's propane wholesale marketing operation previously used the gross method for certain energy trading contracts. The requirement that all energy trading contracts be reported net reduced both the revenue and cost of sales by $20.7 million and $30.8 million in 2002 and 2001, respectively. There was no impact on the gross margin, net income, earnings per share or the financial position of the Company.

Propane wholesale marketing margins increased by $100,000 and were partially offset by an increase of $36,000 in operating expenses. The Delmarva distribution operations experienced a drop of $32,000 in gross margin and an increase of $182,000 in operating expenses. Expenses are up due to increases in depreciation, insurance, rental payments and delivery costs. Volumes sold for the third quarter were down 15 percent. Increased competition and warmer temperatures negatively impacted volumes. Temperatures for the quarter were warmer than 2001 (68 heating degree-days) and the 10-year average (33 heating degree-days). Management estimates that on an annual basis, for each heating degree-day warmer than the 10-year average, margins decrease by $1,566. The Florida propane operation increased their pre-tax operating income by $45,000 for the third quarter.

ADVANCED  INFORMATION  SERVICES
The advanced information services business contributed a pre-tax operating income of $181,000 for the third quarter of 2002 compared to $429,000 for the third quarter of last year. The decline is the result of decreased revenues partially offset by decreased cost of sales and operating expenses.


------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30,. . . . . . .     2002          2001          CHANGE
------------------------------------------------------------------------------------------------
 Revenue. . . . . . . . . . . . . . . . . . . . . . .  $ 3,256,423   $ 4,028,523   $   (772,100)
 Cost of sales. . . . . . . . . . . . . . . . . . . .    1,668,567     1,981,900       (313,333)
-----------------------------------------------------  ------------  ------------  -------------
 Gross margin . . . . . . . . . . . . . . . . . . . .    1,587,856     2,046,623       (458,767)

 Operations & maintenance . . . . . . . . . . . . . .    1,208,236     1,402,026       (193,790)
 Depreciation & amortization. . . . . . . . . . . . .       49,713        67,378        (17,665)
 Other taxes. . . . . . . . . . . . . . . . . . . . .      148,784       147,992            792
-----------------------------------------------------  ------------  ------------  -------------
 Pre-tax operating expenses . . . . . . . . . . . . .    1,406,733     1,617,396       (210,663)
-----------------------------------------------------  ------------  ------------  -------------
 Total Pre-tax Operating Income . . . . . . . . . . .  $   181,123   $   429,227   $   (248,104)
=====================================================  ============  ============  =============


This segment was adversely affected by the nation's economic slowdown as discretionary consulting projects have been postponed or cancelled. However, a corresponding reduction in expenses, primarily cost of sales and sales and marketing, partially offset the decline.

OTHER  BUSINESS  OPERATIONS
Other operations experienced a pre-tax operating loss of $274,000 for the third quarter of 2002 compared to a loss of $10,000 for the third quarter of last year.


------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30,. . . . . . .     2002          2001          CHANGE
------------------------------------------------------------------------------------------------
 Revenue. . . . . . . . . . . . . . . . . . . . . . .  $ 2,888,211   $ 2,952,063   $    (63,852)
 Cost of sales. . . . . . . . . . . . . . . . . . . .    1,189,579     1,359,210       (169,631)
-----------------------------------------------------  ------------  ------------  -------------
 Gross margin . . . . . . . . . . . . . . . . . . . .    1,698,632     1,592,853        105,779

 Operations & maintenance . . . . . . . . . . . . . .    1,572,925     1,222,682        350,243
 Depreciation & amortization. . . . . . . . . . . . .      271,468       267,737          3,731
 Other taxes. . . . . . . . . . . . . . . . . . . . .      127,767       112,296         15,471
-----------------------------------------------------  ------------  ------------  -------------
 Pre-tax operating expenses . . . . . . . . . . . . .    1,972,160     1,602,715        369,445
-----------------------------------------------------  ------------  ------------  -------------
 Total Pre-tax Operating Loss . . . . . . . . . . . .  $  (273,528)  $    (9,862)  $   (263,666)
=====================================================  ============  ============  =============


Pre-tax operating losses increased $264,000 due to increased expenses associated with the corporate infrastructure and developing and implementing uniform operating controls and procedures for the group. There have also been some additions to and relocations of operating facilities.

OPERATING  INCOME  TAXES
Income taxes were lower due to the increase in the operating loss for the current quarter. Additionally, during 2002, the Company benefited from a change in the tax law that allows tax deductions for dividends paid on Company stock held in Employee Stock Ownership Plans ("ESOP").

INTEREST  EXPENSE
Interest for the third quarter of 2002 decreased approximately $124,000, or 10 percent, over the same period in 2001. Interest on short-term debt declined due to a reduction in the average interest rate for short-term borrowing from 4.52 percent on an average balance of $25.9 million for the three-month period ended September 30, 2001 to 2.39 percent on an average balance of $32.4 million for the same period in 2002. Interest on long-term debt also declined due to scheduled repayments of debt.


RESULTS  OF  OPERATIONS  FOR  THE  NINE  MONTHS  ENDED  SEPTEMBER  30,  2002

CONSOLIDATED  OVERVIEW
The Company recognized net income before cumulative effect of change in accounting principle of $4.5 million, or $0.82 per share, for the first nine months of 2002, a decrease of $883,000, or $0.18 per share, compared to the corresponding period in 2001. As indicated in the following table, the decline in income is primarily attributable to lower profitability of propane and the advanced information services segments, as well as the increased costs of a corporate infrastructure for the water business, partially offset by improvements in the natural gas segment and lower taxes and interest expenses.

Chesapeake adopted Financial Accounting Standards Board Statement of Accounting Standards No. 142, "Goodwill and Other Intangible Assets," in the first quarter of 2002. As a result of the change in the goodwill impairment testing methods prescribed by SFAS No. 142, a non-cash charge for goodwill impairment of $1.9 million, after tax, was recorded as the cumulative effect of a change in accounting principle. The charge was necessitated primarily by the performance of the Michigan water business. After giving effect to this charge, earnings per share for the first nine months were $0.47. In accordance with the pronouncement, Chesapeake also ceased regular amortization of goodwill. Amortization of goodwill for the twelve months ended December 31, 2001 amounted to $142,000, after tax, or approximately $0.026 per share. The Company's remaining goodwill balance was $2.3 million as of September 30, 2002.

The impact of the change in accounting principle is discussed further in Note 5 to the Consolidated Financial Statements.


------------------------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, . . . . . . .     2002          2001          CHANGE
------------------------------------------------------------------------------------------------
 Pre-tax Operating Income (Loss)
   Natural Gas Distribution & Transmission. . . . . .  $10,577,226   $10,060,301   $    516,925
   Propane. . . . . . . . . . . . . . . . . . . . . .       30,409     1,561,392     (1,530,983)
   Advanced Information Services. . . . . . . . . . .      285,061       644,995       (359,934)
   Other & Eliminations . . . . . . . . . . . . . . .     (450,920)      (30,207)      (420,713)
-----------------------------------------------------  ------------  ------------  -------------
 Pre-tax Operating Income . . . . . . . . . . . . . .   10,441,776    12,236,481     (1,794,705)

 Operating Income Taxes . . . . . . . . . . . . . . .    2,634,672     3,266,502       (631,830)
 Interest . . . . . . . . . . . . . . . . . . . . . .    3,622,566     3,924,519       (301,953)
 Non-Operating Income, net. . . . . . . . . . . . . .      289,469       311,769        (22,300)
-----------------------------------------------------  ------------  ------------  -------------
 Net Income before cumulative effect of
 change in accounting principle . . . . . . . . . . .    4,474,007     5,357,229       (883,222)
 Cumulative effect of change in accounting principle.   (1,916,000)            0     (1,916,000)
-----------------------------------------------------  ------------  ------------  -------------
 Net Income . . . . . . . . . . . . . . . . . . . . .  $ 2,558,007   $ 5,357,229   $ (2,799,222)
=====================================================  ============  ============  =============


NATURAL  GAS  DISTRIBUTION  AND  TRANSMISSION
The natural gas distribution and transmission segment earned pre-tax operating income of $10.6 million for the first nine months of 2002 compared to $10.1 million for the corresponding period last year, an increase of $517,000.


------------------------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, . . . . . . .     2002          2001          CHANGE
------------------------------------------------------------------------------------------------
 Revenue. . . . . . . . . . . . . . . . . . . . . . .  $66,968,037   $85,838,267   $(18,870,230)
 Cost of gas. . . . . . . . . . . . . . . . . . . . .   37,585,321    58,370,337    (20,785,016)
-----------------------------------------------------  ------------  ------------  -------------
 Gross margin . . . . . . . . . . . . . . . . . . . .   29,382,716    27,467,930      1,914,786

 Operations & maintenance . . . . . . . . . . . . . .   11,978,226    11,292,398        685,828
 Depreciation & amortization. . . . . . . . . . . . .    4,779,850     4,201,435        578,415
 Other taxes. . . . . . . . . . . . . . . . . . . . .    2,047,414     1,913,796        133,618
-----------------------------------------------------  ------------  ------------  -------------
 Pre-tax operating expenses . . . . . . . . . . . . .   18,805,490    17,407,629      1,397,861
-----------------------------------------------------  ------------  ------------  -------------
 Total Pre-tax Operating Income . . . . . . . . . . .  $10,577,226   $10,060,301   $    516,925
=====================================================  ============  ============  =============


Revenue and cost of gas decreased due to lower natural gas commodity costs in 2002 compared to 2001. Commodity cost changes are passed on to the ratepayers through a Gas Cost Recovery or Purchased Gas Cost Adjustment in all jurisdictions; therefore, they have no impact on the Company's profitability. Revenue and cost of gas were also down in part because of the unbundling of services which took effect in 2001 for all non-residential customers of the Florida division. As a result, some customers switched from sales service, where they purchase both the commodity and transportation from the Company, to purchasing transportation only.

Gross margin increased $1.9 million over the same period in 2001 due to increases in the margins for the transmission operation and the Florida distribution operation. Transmission margin was up due to the completion of a major system expansion in November of 2001. The Company expects this system expansion to increase margins by approximately $2.2 million per year. As discussed more fully in the regulatory matters section, the Company's transmission subsidiary, Eastern Shore Natural Gas Company ("Eastern Shore"), reached an agreement with the Federal Energy Regulatory Commission on October 10, 2002. The agreement is subject to a public comment period of 30 days before becoming final. That agreement is expected to lower annual margins by an estimated $456,000. The new rates are expected to take effect in the fourth quarter of 2002. Margins in Delaware and Maryland were adversely impacted by temperatures that were 18 percent warmer (532 heating degree-days) than 2001 and 13 percent (380 heating degree-days) warmer than the 10-year average. Management estimates that on an annual basis, margins will decrease by $1,730 for each heating degree-day warmer than the 10-year average. This decline was partially offset by residential customer growth of 1,812, or 6 percent, and a rate increase in Delaware. Management estimates that for each residential customer added, an additional $335 per year will be added to earnings before interest, taxes, depreciation and amortization. The margin increases were partially offset by higher operating expenses, primarily administrative and general and depreciation. The increase in depreciation reflects completion of recent capital projects that increased the transmission capacity by 25 percent and various expansion projects in Florida.

PROPANE
For the first nine months of 2002, the propane segment contributed pre-tax operating income of $30,000 compared to $1.6 million for the first nine months of 2001. Gross margin decreased $1.9 million, but was partially offset by reductions in operating expenses of $334,000.


------------------------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, . . . . . . .     2002          2001          CHANGE
------------------------------------------------------------------------------------------------
 Revenue. . . . . . . . . . . . . . . . . . . . . . .  $15,785,080   $23,407,482   $ (7,622,402)
 Cost of sales. . . . . . . . . . . . . . . . . . . .    5,710,043    11,467,359     (5,757,316)
-----------------------------------------------------  ------------  ------------  -------------
 Gross margin . . . . . . . . . . . . . . . . . . . .   10,075,037    11,940,123     (1,865,086)

 Operations & maintenance . . . . . . . . . . . . . .    8,243,772     8,744,357       (500,585)
 Depreciation & amortization. . . . . . . . . . . . .    1,235,716     1,088,950        146,766
 Other taxes. . . . . . . . . . . . . . . . . . . . .      565,140       545,424         19,716
-----------------------------------------------------  ------------  ------------  -------------
 Pre-tax operating expenses . . . . . . . . . . . . .   10,044,628    10,378,731       (334,103)
-----------------------------------------------------  ------------  ------------  -------------
 Total Pre-tax Operating Income . . . . . . . . . . .  $    30,409   $ 1,561,392   $ (1,530,983)
=====================================================  ============  ============  =============


A retroactive reclassification was made in the third quarter due to a consensus that was reached by the EITF in June 2002 to revise EITF 02-03 and disallow gross reporting of revenue and cost of sales for energy trading contracts. The Company's propane wholesale marketing operation previously used the gross method for certain energy trading contracts. The requirement that all energy trading contracts be reported net reduced both the revenue and cost of sales by $64.8 million in 2002 and $133.3 million in 2001. There was no impact on the gross margin, net income, earnings per share or the financial position of the Company. Propane distribution revenues and costs were lower by $9.2 million and $8.4 million, respectively, due to a drop in propane commodity prices and volume decreases. Commodity cost changes, both increases and decreases, are generally passed on to the distribution customers contingent upon competitive market conditions.

The Delmarva distribution operations experienced a drop of $1.2 million in gross margin. Volumes sold for the first nine months were down 19 percent. Volumes were negatively impacted by temperatures that were 18 percent warmer than 2001 (532 heating degree-days) and 13 percent warmer than the 10-year average (380 heating degree-days), and increased competition and lower sales to the poultry industry. Management estimates that on an annual basis, for each heating degree-day warmer than the 10-year average, margins decrease by $1,566. The reduction in sales to poultry customers resulted in a drop in margin of $183,000 compared to 2001. A decrease in operating expenses of $310,000 partially offset the decline in margin. Cost containment efforts that began in April 2001 remain in effect and have reduced customer accounting and sales and marketing costs. Other costs, such as delivery expenses, decreased due to the lower volumes sold. The pre-tax operating income of the Florida propane operation increased by $188,000 for the first nine months.

Propane wholesale marketing margins declined by $984,000 and were partially offset by a reduction of $239,000 in operating expenses. The 2001 results reflected increased opportunities due to the extreme price volatility in the propane wholesale market. The same level of price fluctuations has not been experienced in 2002. The 2002 results reflect increased margin of approximately $650,000 that resulted from a bankrupt vendor defaulting on supply contracts during the first quarter of 2002. The supply was replaced by purchasing from different vendors at a lower cost than the original contract. Although the propane wholesale marketing business has not been as profitable as in 2001, it is still performing above the earnings targets established by the Company.

ADVANCED  INFORMATION  SERVICES
The advanced information services business earned a pre-tax operating income of $284,000 for the first nine months of 2002 compared to income of $645,000 for the first nine months of last year. The decrease is the result of decreased revenue partially offset by decreased operating expenses.


------------------------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, . . . . . . .     2002          2001          CHANGE
------------------------------------------------------------------------------------------------
 Revenue. . . . . . . . . . . . . . . . . . . . . . .  $ 9,678,066   $11,124,407   $ (1,446,341)
 Cost of sales. . . . . . . . . . . . . . . . . . . .    5,050,516     5,634,383       (583,867)
-----------------------------------------------------  ------------  ------------  -------------
 Gross margin . . . . . . . . . . . . . . . . . . . .    4,627,550     5,490,024       (862,474)

 Operations & maintenance . . . . . . . . . . . . . .    3,719,944     4,179,121       (459,177)
 Depreciation & amortization. . . . . . . . . . . . .      158,301       197,300        (38,999)
 Other taxes. . . . . . . . . . . . . . . . . . . . .      464,244       468,608         (4,364)
-----------------------------------------------------  ------------  ------------  -------------
 Pre-tax operating expenses . . . . . . . . . . . . .    4,342,489     4,845,029       (502,540)
-----------------------------------------------------  ------------  ------------  -------------
 Total Pre-tax Operating Income . . . . . . . . . . .  $   285,061   $   644,995   $   (359,934)
=====================================================  ============  ============  =============


This segment was adversely affected by the nation's economic slowdown as discretionary consulting projects have been postponed or cancelled. Additionally, training revenues have declined significantly due to reluctance on the part of students to travel in the aftermath of September 11. This was partially offset by a reduction in operating expenses, principally sales and marketing.

OTHER  BUSINESS  OPERATIONS
Other operations experienced a pre-tax operating loss of $451,000 for the first nine months of 2002 compared to a loss of $30,000 for the first nine months of last year. The results for 2002 include a full nine months of operations for the five water businesses that were purchased between April and July of 2001.


------------------------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, . . . . . . .     2002          2001          CHANGE
------------------------------------------------------------------------------------------------
 Revenue. . . . . . . . . . . . . . . . . . . . . . .  $ 8,680,596   $ 7,007,390   $  1,673,206
 Cost of sales. . . . . . . . . . . . . . . . . . . .    3,567,767     3,181,631        386,136
-----------------------------------------------------  ------------  ------------  -------------
 Gross margin . . . . . . . . . . . . . . . . . . . .    5,112,829     3,825,759      1,287,070

 Operations & maintenance . . . . . . . . . . . . . .    4,398,899     2,874,579      1,524,320
 Depreciation & amortization. . . . . . . . . . . . .      791,616       687,888        103,728
 Other taxes. . . . . . . . . . . . . . . . . . . . .      373,234       293,499         79,735
-----------------------------------------------------  ------------  ------------  -------------
 Pre-tax operating expenses . . . . . . . . . . . . .    5,563,749     3,855,966      1,707,783
-----------------------------------------------------  ------------  ------------  -------------
 Total Pre-tax Operating Loss . . . . . . . . . . . .  $  (450,920)  $   (30,207)  $   (420,713)
=====================================================  ============  ============  =============


The increases in all categories reflect the acquisition of the new water businesses. Pre-tax operating losses increased $421,000 due to increased expenses associated with the corporate infrastructure and developing and implementing uniform operating controls and procedures for the group. There have also been some relocations and additions of operating locations for the businesses.

OPERATING  INCOME  TAXES
Operating income taxes were lower due to the decrease in operating income for the nine months ended September 30, 2002. Additionally, during 2002, the Company benefited from a change in the tax law that allows tax deductions for dividends paid on Company stock held in ESOP Plans.

INTEREST  EXPENSE
Interest expense for the first nine months of 2002 decreased approximately $302,000, or 8 percent, over the same period in 2001. The decrease was due primarily to a reduction in the average interest rate for short-term borrowing from 5.24 percent on an average balance of $22.8 million for the fist nine months of 2001 to 2.38 percent on an average balance of $32.8 million for the same period in 2002. A reduction in the average long-term debt balance of $2.7 million due to scheduled repayments also contributed to this reduction.

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

On August 2, 2001, the Delaware Division filed a general rate increase application. Interim rates, subject to refund, went into effect on October 1, 2001. The Delaware Public Service Commission approved a settlement agreement for Phase I of the Rate Increase Application in April 2002. Phase I should result in an increase in rates of approximately $380,000 per year. The Company, the Commission staff and the Division of the Public Advocate have reached a settlement agreement for Phase II. The Delaware Public Service Commission must approve the agreement before it can become final. The PSC is scheduled to review the agreement during the fourth quarter of 2002. If approved, Phase II should result in an additional increase in rates. Phase II also reduces the Company's sensitivity to warmer than normal weather by changing the minimum customer charge and the margin sharing arrangement for interruptible sales, off system sales and capacity release income.

On October 31, 2001, Eastern Shore Natural Gas Company, the Company's natural gas transmission subsidiary, filed a rate change with the FERC pursuant to the requirements of the Stipulation and Agreement dated August 1, 1997. Following settlement conferences held in May 2002, the parties reached a settlement in principle on or about May 23, 2002 to resolve all issues related to its rate case.

The Offer of Settlement and the Stipulation and Agreement were finalized and filed with the FERC on August 2, 2002. The agreement provides that Eastern Shore's rates will be based on a cost of service of $12.9 million per year. Cost savings estimated at $456,000 will be passed on to firm transportation customers. Initial comments supporting the settlement agreement were filed by the FERC staff and by Eastern Shore. No adverse comments were filed. The Presiding Judge certified the Offer of Settlement to the FERC as uncontested on August 27, 2002. On October 10, 2002, the FERC issued an Order approving the Offer of Settlement and the Stipulation and Agreement. It is anticipated that settlement rates will go into effect on December 1, 2002.

During October 2002, Eastern Shore filed for recovery of gas supply realignment costs associated with the implementation of FERC Order No. 636. The costs totaled $196,000 (including interest). It is uncertain at this time when the FERC will consider this matter or the ultimate outcome.

The Florida division filed tariff revisions on March 29, 2002 to complete the unbundling process by requiring all customers, including residential, to migrate to transportation service and authorize the Florida division to exit the merchant function. Transportation services are currently available to all non-residential customers. The Florida Public Service Commission requested that the Company hold customer meetings to allow for an opportunity for comments by our customers. These meetings were held on June 25 and 26, 2002 at four locations in our service territory. The Public Service Commission addressed this matter at its November 5, 2002 Agenda Conference. The Commission approved the Company's request for the first phase of the unbundling process as a pilot program for a minimum two-year period. The Company is implementing the program immediately and must submit an interim report for Public Service Commission review after one year. In addition, the Commission is requiring the Company to return for approval to move beyond the first phase of the proposed unbundling transitional program and to seek clarification of the level of legislative jurisdiction that the Public Service Commission has to approve further movement towards a free-market environment.

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

RECENT  PRONOUNCEMENTS
See Note 4 to the Consolidated Financial Statements for a discussion of recent accounting pronouncements.

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


ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Market risk represents the potential loss arising from adverse changes in market rates and prices. The Company's long-term debt consists primarily of senior notes, first mortgage bonds and convertible debentures with fixed interest rates, none of which was entered into for trading purposes. At September 30, 2002, $30 million of short-term borrowing was reclassified to long-term due to its repayment upon completing the private placement of long-term debt on October 31, 2002. The carrying value of long-term debt at September 30, 2002 was $79.7 million, with a fair value of $95.7 million, based mainly on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The Company is exposed to changes in interest rates due to the use of fixed rate long-term debt to finance the business. Management continually monitors fluctuations in interest rates and debt markets to assess the benefits of changing the mix of long and short-term debt or refinancing existing debt.

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

The Company's propane wholesale marketing operation is a party to natural gas liquids ("NGL") forward contracts, primarily propane contracts, with various third parties. These contracts require that the propane wholesale marketing operation purchase or sell NGL at a fixed price at fixed future dates. At expiration, the contracts are settled by the delivery of NGL to the Company or the counter party or booking out the transaction. (Booking out is a procedure for financially settling a contract in lieu of the physical delivery of energy.) The propane wholesale marketing operation also enters into futures contracts that are traded on the New York Mercantile Exchange. In certain cases, the futures contracts are settled by the payment of a net amount equal to the difference between the current market price of the futures contract and the original contract price.

The forward and futures contracts are entered into for trading and wholesale marketing purposes. The propane marketing business is subject to commodity price risk on its open positions to the extent that market prices for NGL deviate from fixed contract settlement prices. Market risk associated with the trading of futures and forward contracts are monitored daily for compliance with the Company's Risk Management Policy, which includes volumetric limits for open positions. To manage exposures to changing market prices, open positions are marked up or down to market prices and reviewed by oversight officials on a daily basis. Additionally, the Risk Management Committee reviews periodic reports on market and credit risk, approves any exceptions to the Risk Management Policy (within limits established by the Board of Directors) and authorizes the use of any new types of contracts. Quantitative information on forward and futures contracts at September 30, 2002 is presented in the following table. All of the contracts mature within twelve months.


------------------------------------------------------------------------
                         QUANTITY       ESTIMATED      WEIGHTED AVERAGE
 AT SEPTEMBER 30, 2002  IN GALLONS    MARKET PRICES    CONTRACT PRICES
------------------------------------------------------------------------
 FORWARD CONTRACTS
 Sale. . . . . . . . .  19,362,000  $0.4875 - $0.5075  $          0.4229
 Purchase. . . . . . .  14,448,000  $0.4825 - $0.5075  $          0.4406

 FUTURES CONTRACTS
 Sale. . . . . . . . .     210,000  $0.4875 - $0.5075  $          0.4325
------------------------------------------------------------------------


 Estimated market prices and weighted average contract prices are in dollars per gallon.

ITEM  4.     CONTROLS  AND  PROCEDURES

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES.
The Chief Executive Officer and Chief Financial Officer of the Company, with the participation of other Company officials, have evaluated the Company's
"disclosure controls and procedures", (as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended) within 90 days prior to the filing date of this report. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

CHANGES  IN  INTERNAL  CONTROLS.
There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above, including corrective actions with regard to significant deficiencies or material weaknesses.

                           PART II - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS
             See  Note  3  to  the  Consolidated  Financial  Statements

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS
             None

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES
             None

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
             None

ITEM  5.     OTHER  INFORMATION
             None

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K
             (a)     Exhibit  99.1
                     Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C Section 1350, dated November 14, 2002
             (b)     Exhibit  99.2
                     Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C Section 1350, dated November 14, 2002
             (c)     Reports  on  Form  8-K
                     On  November  6,  2002,  the  Company  filed, under
                     Item 5, that the Company had completed a private placement of $30 million of long-term Senior Notes payable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Chesapeake  Utilities  Corporation



/s/  Michael  P.  McMasters
---------------------------
Michael  P.  McMasters
Vice  President,  Treasurer  and  Chief  Financial  Officer


Date:  November  14,  2002

                                 CERTIFICATIONS

I,  John  R.  Schimkaitis,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of Chesapeake Utilities Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date");


     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls;

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  14,  2002

/s/  John  R.  Schimkaitis
--------------------------
John  R.  Schimkaitis
President  and  Chief  Executive  Officer

I,  Michael  P.  McMasters,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of Chesapeake Utilities Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date");

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls;

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  14,  2002

/s/  Michael  P.  McMasters
---------------------------
Michael  P.  McMasters
Vice  President,  Treasurer  and  Chief  Financial  Officer