Form 10-K
period 2002-12-31
CHESAPEAKE UTILITIES CORP
filed 2003-03-31
CIK 19745

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

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2002

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2). Yes [X]. No [ ].

As of March 24, 2003, 5,576,414 shares of common stock were outstanding. The aggregate market value of the common shares held by non-affiliates of Chesapeake Utilities Corporation as of June 28, 2002, the last business day of its most recently completed second fiscal quarter, based on the last trade price on that date, as reported by the New York Stock Exchange, was approximately $104 million.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference in Part III.
================================================================================

                        CHESAPEAKE UTILITIES CORPORATION
                                    FORM 10-K

                          YEAR ENDED DECEMBER 31, 2002

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART  I.......................................................................1
  Item  1.   Business.........................................................1
  Item  2.   Properties......................................................11
  Item  3.   Legal  Proceedings..............................................11
  Item  4.   Submission  of  Matters  to  a  Vote  of  Security  Holders.....15

PART  II.....................................................................16
  Item  5.   Market  for  the Registrant's Common Stock and
             Related Security Holder Matters.................................16
  Item  6.   Selected  Financial  Data.......................................18
  Item  7.   Management's Discussion and Analysis of Financial
             Condition and Results of  Operations............................22
  Item  7a.  Quantitative  and  Qualitative Disclosures About Market Risk....36
  Item  8.   Financial  Statements  and  Supplemental  Data..................36
             Consolidated Statements of Income...............................37
             Consolidated Balance Sheets.....................................38
             Consolidated Statements of Cash Flows...........................40
             Consolidated Statements of Stockholders' Equity.................41
             Consolidated Statements of Income Taxes.........................42
             A. Summary of Accounting Policies...............................43
             B. Business Combinations........................................47
             C. Segment Information..........................................48
             D. Fair Value of Financial Instruments..........................49
             E. Investments..................................................49
             F. Goodwill and Other Intangible Assets.........................49
             G. Common Stock and Additional Paid-in Capital..................50
             H. Long-term Debt...............................................51
             I. Short-term Borrowing.........................................51
             J. Lease Obligations............................................52
             K. Employee Benefit Plans.......................................52
             L. Executive Incentive Plans....................................54
             M. Environmental Commitments and Contingencies..................55
             N. Other Commitments and Contingencies..........................57
             O. Quarterly Financial Data (Unaudited).........................58
  Item  9.   Changes  In  and  Disagreements  With  Accountants
             on  Accounting and Financial  Disclosure........................59

PART  III....................................................................59
  Item  10.   Directors  and  Executive  Officers  of  the  Registrant.......59
  Item  11.   Executive  Compensation........................................59
  Item  12.   Security Ownership of Certain Beneficial Owners
              and Management.................................................59
  Item  13.   Certain  Relationships  and  Related  Transactions.............59

PART  IV.....................................................................60
  Item  14.   Financial  Statements,  Financial  Statement  Schedules,
              Exhibits and Reports  on  Form  8-K............................60

SIGNATURES...................................................................63

CERTIFICATIONS...............................................................64

PART  I

ITEM  1.  BUSINESS
Chesapeake has made statements in this Form 10-K that are considered to be forward-looking statements. These statements are not matters of historical fact. Sometimes they contain words such as "believes," "expects," "intends," "plans," "will," or "may," and other similar words of a predictive nature. These statements relate to matters such as customer growth, changes in revenues or margins, capital expenditures, environmental remediation costs, regulatory approvals, market risks associated with the Company's propane operations, the competitive position of the Company and other matters. It is important to understand that these forward-looking statements are not guarantees, but are subject to certain risks and uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements. See Item 7 under the heading "Management's
Discussion  and  Analysis  -  Cautionary  Statement."

As a public company, Chesapeake files annual, quarterly and other reports, as well as its annual proxy statement and other information, with the Securities and Exchange Commission ("the SEC"). Chesapeake makes available, free of charge, on its Internet website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.

(A)     GENERAL  DEVELOPMENT  OF  BUSINESS
Chesapeake Utilities Corporation ("Chesapeake" or "the Company") is a diversified utility company engaged in natural gas distribution and transmission, propane distribution and wholesale marketing, advanced information services, water conditioning and treatment ("water services") and other related businesses. The address of Chesapeake's Internet website is www.chpk.com. The
                                                               ------------
content  of  this  website  is  not  part  of  this  report.

Chesapeake's three natural gas distribution divisions serve approximately 45,100 residential, commercial and industrial customers in Delaware's Kent and Sussex counties, Maryland's Eastern Shore and parts of Florida. The Company's natural gas transmission subsidiary, Eastern Shore Natural Gas Company ("Eastern Shore"), operates a 304-mile interstate pipeline system that transports gas from various points in Pennsylvania to the Company's Delaware and Maryland distribution divisions, as well as to other utilities and industrial customers in southern Pennsylvania, Delaware and on the Eastern Shore of Maryland. The Company's propane distribution operation serves approximately 34,600 customers in central and southern Delaware, the Eastern Shore of both Maryland and Virginia and parts of Florida. The advanced information services segment provides consulting, staffing, product development, implementation and web-related services for national and international clients.

(B)     FINANCIAL  INFORMATION  ABOUT  INDUSTRY  SEGMENTS
Financial information by business segment is included in Item 7 under the heading "Notes to Consolidated Financial Statements - Note C."

(C)     NARRATIVE  DESCRIPTION  OF  BUSINESS
The Company is engaged in four primary business activities: natural gas distribution and transmission, propane distribution and wholesale marketing, advanced information services and water services. In addition to the primary groups, Chesapeake has subsidiaries in other related businesses.

     (I)  (A)  NATURAL  GAS  DISTRIBUTION  AND  TRANSMISSION

     GENERAL
     Chesapeake distributes natural gas to approximately 45,100 residential, commercial and industrial customers in Delaware's Kent and Sussex counties, the Salisbury and Cambridge, Maryland areas on Maryland's Eastern Shore and parts of Florida. These activities are conducted through three utility divisions, one division in Delaware, another in Maryland and a third division in Florida. The Company also offers natural gas supply and supply management services in the state of Florida under the name of Peninsula Energy Services Company ("PESCO").

     Delaware and Maryland. Chesapeake's Delaware and Maryland utility divisions ("Delaware," "Maryland" or "the divisions") serve an average of approximately 34,350 customers, of which approximately 34,190 are residential and commercial customers purchasing gas primarily for heating purposes. The remainder are industrial customers. For the year 2002, residential and commercial customers accounted for approximately 55% of the volume delivered by the divisions and 70% of the divisions' revenue. The divisions' industrial customers purchase gas, primarily on an interruptible basis, for a variety of manufacturing, agricultural and other uses. Most of Chesapeake's customer growth in these divisions comes from new residential construction using gas-heating equipment.

     Florida. The Florida division distributes natural gas to approximately 11,000 residential and commercial and 90 industrial customers in Polk, Osceola, Hillsborough, Gadsden, Gilchrist, Union, Holmes, Jackson, Desoto, Suwannee and Citrus Counties. Currently the 90 industrial customers, which purchase and transport gas on a firm basis, account for approximately 97% of the volume delivered by the Florida division and 64% of the revenues. These customers are primarily engaged in the citrus and phosphate industries and in electric cogeneration. The Company's Florida division, through Peninsula Energy Services Company, provides natural gas supply management services to 250 customers.

     Eastern Shore. The Company's wholly owned transmission subsidiary, Eastern Shore, operates an interstate natural gas pipeline and provides open access transportation services for affiliated and non-affiliated companies through an integrated gas pipeline extending from southeastern Pennsylvania to Delaware and the Eastern Shore of Maryland. Eastern Shore also provides swing transportation service and contract storage services for system balancing purposes. Eastern Shore's rates are subject to regulation by the Federal Energy Regulatory Commission ("FERC").

     ADEQUACY  OF  RESOURCES
     General. The Delaware and Maryland divisions have both firm and interruptible contracts with four interstate "open access" pipelines including Eastern Shore. The divisions are directly interconnected with Eastern Shore and services upstream of Eastern Shore are contracted with Transco Gas Pipeline Corporation ("Transco"), Columbia Gas Transmission ("Columbia") and Columbia Gulf Transmission Company ("Gulf"). The divisions use their firm transportation supply resources to meet a significant percentage of their projected demand requirements. In order to meet the difference between firm supply and firm demand, the divisions purchase natural gas supply on the spot market from various suppliers. This gas is transported by the upstream pipelines and delivered to the divisions' interconnects with Eastern Shore. The divisions also have the capability to use propane-air peak-shaving to supplement or displace the spot market purchases. The Company believes that the availability of gas supply and transportation to the Delaware and Maryland divisions is adequate under existing arrangements to meet the anticipated needs of their customers.

     Delaware. Delaware's contracts with Transco include: (a) firm transportation capacity of 8,663 dekatherms ("Dt") per day, which expires in 2005; (b) firm transportation capacity of 311 Dt per day for December through February, expiring in 2006; and (c) firm transportation capacity of 366 Dt per day, which expires in 2005; and (d) firm storage service, providing a total capacity of 142,830 Dt, with provisions to continue from year to year, subject to six (6) months notice for termination.

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

     Delaware's contracts with Eastern Shore include: (a) firm transportation capacity of 32,087 Dt per day for the period December through February, 30,865 Dt per day for the months of November, March and April, and 21,789 Dt per day for the period May through October, with various expiration dates ranging from 2004 to 2017; (b) firm storage capacity under Eastern Shore's Rate Schedule GSS providing a peak day entitlement of 2,655 Dt and a total capacity of 131,370 Dt, which expires in 2013; (c) firm storage capacity under Eastern Shore's Rate Schedule LSS providing a peak day entitlement of 580 Dt and a total capacity of 29,000 Dt, which expires in 2013; and (d) firm storage capacity under Eastern Shore's Rate Schedule LGA providing a peak day entitlement of 911 Dt and a total capacity of 5,708 Dt, which expires in 2006. Delaware's firm transportation contracts with Eastern Shore also include Eastern Shore's provision of swing transportation service. This service includes: (a) firm transportation capacity of 1,846 Dt per day on Transco's pipeline system, retained by Eastern Shore, in addition to Delaware's Transco capacity referenced earlier and (b) an interruptible storage service under Transco's Rate Schedule ESS that supports a swing supply service provided under Transco's Rate Schedule FS.

     Delaware currently has contracts for the purchase of firm natural gas supply with several suppliers. These supply contracts provide the availability of a maximum firm daily entitlement of 20,600 Dt and the supplies are transported by Transco, Columbia, Gulf and Eastern Shore under firm transportation contracts. The gas purchase contracts have various expiration dates and daily quantities may vary from day to day and month to month.

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

     Maryland currently has contracts for the purchase of firm natural gas supply with several suppliers. These supply contracts provide the availability of a maximum firm daily entitlement of 7,600 Dt and the supplies are transported by Transco, Columbia, Gulf and Eastern Shore under Maryland's transportation contracts. The gas purchase contracts have various expiration dates and daily quantities may vary from day to day and month to month.

     Florida. The Florida division receives transportation service from Florida Gas Transmission Company ("FGT"), a major interstate pipeline. Chesapeake has contracts with FGT for: (a) daily firm transportation capacity of 27,579 Dt in November through April, 21,200 Dt in May through September, and 27,416 Dt in October under FGT's firm transportation service FTS-1 rate schedule; (b) daily firm transportation capacity of 1,000 Dt daily under FGT's firm transportation service FTS-2 rate schedule. The firm transportation contract FTS-1 expires on July 31, 2010 with the Company retaining a right of first refusal on this capacity. The firm transportation contract FTS-2 expires on March 1, 2015. Chesapeake requested a turnback of all but 1,000 Dt per day year round of its FTS-2 capacity. This turnback coincided with the in service dates of FGT's Phase 5 Project in the second quarter of 2002.

     The Florida division also began receiving transportation service from Gulfstream Natural Gas System ("Gulfstream"), beginning in June 2002. Chesapeake has a contract with Gulfstream for daily firm transportation capacity of 10,200 Dt daily. The contract with Gulfstream expires May 31, 2022.

     The Florida division received its gas supply from various suppliers. If needed, some supply was bought on the spot market; however, the majority was bought under the terms of two firm supply contacts. On November 5, 2002, the Florida Public Service Commission authorized the Florida division to convert all remaining sales customers to transportation service and exit the gas supply function.

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

     On August 2, 2001, the Delaware Division filed a general rate increase application. Interim rates, subject to refund went into effect on October 1, 2001. The Delaware Public Service Commission approved a settlement agreement for Phase I of the Rate Increase Application in April 2002. Phase I should result in an increase in rates of approximately $380,000 per year. The Company, the Commission staff and the Division of the Public Advocate have reached a settlement agreement for Phase II. The Delaware Public Service Commission approved the agreement in November 2002. The impact of Phase II should result in an additional increase in rates of approximately $90,000 per year. Phase II also reduced the Company's sensitivity to warmer than normal weather by changing the minimum customer charge and the margin sharing arrangement for interruptible sales, off system sales and capacity release income.

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

     Florida. On August 8, 2001, the Florida Division filed a petition for approval of tariff modifications relating to the Competitive Rate Adjustment Cost Recovery Clause (the "Clause"). On October 1, 2001, the Florida Public Service Commission ("FPSC") issued an order approving the Clause. The Clause provides for the equitable distribution of surpluses or collection of shortfalls from both sales and transportation customers, excluding "market price" customers, of any variances between tariff rates and actual revenue derived from those customers who are provided service under the flexible rate tariff.

     On November 19, 2001, the Florida Division filed a petition with the Florida Public Service Commission for approval of certain transportation cost recovery factors. The Florida Public Service Commission approved the factors on January 24, 2002. In the Florida Division's rate case approved in November 2000, the FPSC approved the concept but not the specifics of the recovery methodology or the level of costs to be recovered. The methodology and factors approved provide for the recovery, over a two-year period, of the Florida Division's actual and projected expenses incurred in the implementation of the transportation provisions of the tariff as approved in the November 2000 rate case.

     On February 4, 2002, the FPSC approved a special contract with Suwannee American Limited Partnership. The agreement is for the construction of distribution facilities connecting Florida Gas Transmission's ("FGT") pipeline to the Suwannee American cement plant in order to provide natural gas service. The FGT pipeline and all of the Florida Division's facilities are located on Suwannee America's property located in Suwannee County, Florida.

     On November 5, 2002, the Florida Public Service Commission authorized the Florida division to convert all remaining sales customers to transportation service and exit the gas supply function. Implementation of Phase One of the Transitional Transportation Service ("TTS") program is underway and all remaining sales customers have been assigned to a gas marketer selected to manage the TTS customer pool.

     Eastern Shore. On December 9, 1999, Eastern Shore filed an application before the FERC requesting authorization for the following: (1) construction and operation of approximately two miles of 16-inch mainline looping in Pennsylvania, (2) abandonment of one mile of 2-inch lateral in Delaware and Maryland and replacement of the segment with a 4-inch lateral,
     (3) construction and operation of approximately ten miles of 6-inch mainline extension in Delaware, (4) construction and operation of five delivery points on the new 6-inch mainline extension in Delaware, and (5) installation certain minor auxiliary facilities at the existing Daleville compressor station in Pennsylvania. The purpose of the construction was to enable Eastern Shore to provide 7,065 Dekatherms of additional daily firm service capacity on Eastern Shore's system. The FERC approved Eastern Shore's application on April 28, 2000. The two miles of 16-inch mainline looping in Pennsylvania and the one mile of 4-inch lateral replacement in Delaware and Maryland were completed and placed in service during the fourth quarter of 2000. The ten miles of 6-inch mainline extension and associated delivery points in Delaware were completed and placed into service during the third quarter of 2001.

     On January 11, 2001, Eastern Shore filed an application before the FERC requesting authorization for the following: (1) construction and operation of six miles of 16-inch pipeline looping in Pennsylvania and Maryland, (2) installation of 3,330 horsepower of additional capacity at the existing Daleville compressor station and (3) construction and operation of a new delivery point in Chester County, Pennsylvania. The purpose of the construction was to enable Eastern Shore to provide 19,800 Dt of additional daily firm service capacity on its system. The expansion was completed and placed in service in the fourth quarter of 2001.

     On January 25, 2002, Eastern Shore filed an application before FERC requesting authorization for the following: (1) Segment 1 - construction and operation of 1.5 miles of 16-inch mainline looping in Pennsylvania on Eastern Shore's existing right-of-way; and (2) Segment 2 - construction and operation of 1.0 mile of 16-inch mainline looping in Maryland and Delaware on, or adjacent to, Eastern Shore's existing right-of-way. The purpose of the construction was to enable Eastern Shore to provide 4,500 Dt of additional daily firm capacity on Eastern Shore's system. The expansion was completed and placed into service during the fourth quarter of 2002.

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

     The Offer of Settlement and the Stipulation and Agreement were finalized and filed with the FERC on August 2, 2002. The agreement provides that Eastern Shore's rates will be based on a cost of service of $12.9 million per year. Cost savings estimated at $456,000 will be passed on to firm transportation customers. Initial comments supporting the settlement agreement were filed by the FERC staff and by Eastern Shore. No adverse comments were filed. The Presiding Judge certified the Offer of Settlement to the FERC as uncontested on August 27, 2002. On October 10, 2002, the FERC issued an Order approving the Offer of Settlement and the Stipulation and Agreement. The settlement rates went into effect December 1, 2002.

     During October 2002, Eastern Shore filed for recovery of gas supply realignment costs associated with the implementation of FERC Order No. 636. The costs totaled $196,000 (including interest). On November 14, 2002, the FERC issued an Order requiring Eastern Shore to fulfill certain requirements prior to FERC's review of Eastern Shore's application. It is anticipated Eastern Shore will refile for recovery of these costs during the second quarter of 2003. It is uncertain at this time when the FERC will consider this matter or the ultimate outcome.

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

     Propane is a form of liquefied petroleum gas, which is typically extracted from natural gas or separated during the crude oil refining process. Although propane is a gas at normal pressure, it is easily compressed into liquid form for storage and transportation. Propane is a clean-burning fuel, gaining increased recognition for its environmental superiority, safety, efficiency, transportability and ease of use relative to alternative forms of energy. Propane is sold primarily in suburban and rural areas, which are not served by natural gas pipelines. Demand is typically much higher in the winter months and is significantly affected by seasonal variations, particularly the relative severity of winter temperatures, because of its use in residential and commercial heating.

     The Company's propane distribution operations served approximately 34,600 propane customers on the Delmarva Peninsula and delivered approximately 21 million retail and wholesale gallons of propane during 2002.

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

     ADEQUACY  OF  RESOURCES
     The Company's propane distribution operations purchase propane primarily from suppliers, including major domestic oil companies and independent producers of gas liquids and oil. Supplies of propane from these and other sources are readily available for purchase by the Company. Supply contracts generally include minimum (not subject to take-or-pay premiums) and maximum purchase provisions.

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

     COMPETITION
     The Company's propane distribution operations compete with several other propane distributors in their service territories, primarily on the basis of service and price, emphasizing reliability of service and responsiveness. Competition is generally from local outlets of national distribution companies and local businesses, because distributors located in close proximity to customers incur lower costs of providing service. Propane competes with electricity as an energy source, because it is typically less expensive than electricity, based on equivalent BTU value. Propane also competes with home heating oil as an energy source. Since natural gas has historically been less expensive than propane, propane is generally not distributed in geographic areas serviced by natural gas pipeline or distribution systems.

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

     The Company's propane operations are subject to all operating hazards normally associated with the handling, storage and transportation of combustible liquids, such as the risk of personal injury and property damage caused by fire. The Company carries general liability insurance in the amount of $35 million, but there is no assurance that such insurance will be adequate.

     (I)  (C)  ADVANCED  INFORMATION  SERVICES
     GENERAL
     Chesapeake's advanced information services segment consists of BravePoint, Inc. ("BravePoint"), a wholly owned subsidiary of the Company. The Company changed its name from United Systems, Inc. in 2001 to reflect a change in service offerings.

     BravePoint is based in Atlanta and primarily provides web-related products and services and support for users of PROGRESS , a fourth generation computer language and Relational Database Management System. BravePoint offers consulting, staffing, product development, implementation and web-related services for its client base, which includes many large domestic and international corporations.

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

     (I)  (D)  WATER  SERVICES
     GENERAL
     The Company owns several businesses involved in water conditioning and treatment and bottled water services. Sam Shannahan Well Co., Inc. (dba Sharp Water, Inc.) and Sharp Water, Inc. are wholly owned subsidiaries of Chesapeake. EcoWater Systems of Michigan, Inc. (dba Douglas Water Conditioning), Carroll Water Systems, Inc., Absolute Water Care, Inc., Sharp Water of Florida, Inc. (dba EcoWater Systems of Stuart), Sharp Water of Minnesota, Inc. (dba EcoWater Systems of Rochester) and Sharp Water of Idaho, Inc. (dba Intermountain Water) are wholly owned subsidiaries of Sharp Water, Inc.

     COMPETITION
     The water operations serve central and southern Delaware; the eastern shore of Virginia; Maryland; central Michigan; Rochester, Minnesota; Boise and Moscow, Idaho and parts of Florida. They face competition from a variety of national and local suppliers of water conditioning and treatment services and bottled water.

     (I)  (E)  OTHER  SUBSIDIARIES
     Skipjack, Inc. ("Skipjack"), Eastern Shore Real Estate, Inc. and Chesapeake Investment Company are wholly owned subsidiaries of Chesapeake Service Company. Skipjack and Eastern Shore Real Estate, Inc. own and lease office buildings Delaware and Maryland to affiliates of Chesapeake. Chesapeake Investment Company is a Delaware affiliated investment company.

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

     (IV)  EMPLOYEES
     As of December 31, 2002, Chesapeake had 582 employees, including 196 in natural gas, 138 in propane, 90 in advanced information services and 127 in water conditioning. The remaining 31 employees are considered general and administrative and include officers of the Company, treasury, accounting, information technology, human resources and other administrative personnel.

     (V)  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT
     Information pertaining to the executive officers of the Company is as follows:

     Ralph J. Adkins (age 60) Mr. Adkins is Chairman of the Board of Directors of Chesapeake. He has served as Chairman since 1997. Prior to January 1, 1999, Mr. Adkins served as Chief Executive Officer, a position he had held since 1990. During his tenure with Chesapeake Mr. Adkins has also served as President and Chief Executive Officer, President and Chief Operating Officer, Executive Vice President, Senior Vice President, Vice President and Treasurer of Chesapeake. He has been a director of Chesapeake since 1989.

     John R. Schimkaitis (age 55) Mr. Schimkaitis assumed the role of Chief Executive Officer on January 1, 1999. He has served as President since 1997. His present term expires on May 20, 2003. Prior to his new post, Mr. Schimkaitis has also served as President and Chief Operating Officer, Executive Vice President and Chief Operating Officer, Senior Vice President and Chief Financial Officer, Vice President, Treasurer, Assistant Treasurer and Assistant Secretary of Chesapeake. He has been a director of Chesapeake since 1996.

     Michael P. McMasters (age 44) Mr. McMasters is Vice President, Chief Financial Officer and Treasurer of Chesapeake Utilities Corporation. He has served as Vice President, Chief Financial Officer and Treasurer since December 1996. He previously served as Vice President of Eastern Shore, Director of Accounting and Rates and Controller. From 1992 to May 1994, Mr. McMasters was employed as Director of Operations Planning for Equitable Gas Company.

     Stephen C. Thompson (age 42) Mr. Thompson is Vice President of the Natural Gas Operations as well as Vice President of Chesapeake Utilities Corporation. He has served as Vice President since May 1997. He has served as President, Vice President, Director of Gas Supply and Marketing, Superintendent of Eastern Shore and Regional Manager for the Florida Distribution Operations.

     William C. Boyles (age 45) Mr. Boyles is Vice President and Corporate Secretary of Chesapeake Utilities Corporation. Mr. Boyles has served as Corporate Secretary since 1998 and Vice President since 1997. He previously served as Director of Administrative Services, Director of Accounting and Finance, Treasurer, Assistant Treasurer and Treasury Department Manager. Prior to joining Chesapeake, he was employed as a Manager of Financial Analysis at Equitable Bank of Delaware and Group Controller at Irving Trust Company of New York.


ITEM  2.  PROPERTIES
(A)     GENERAL
The  Company  owns  offices  and operates facilities in the following locations:
Pocomoke, Salisbury, Cambridge and Princess Anne, Maryland; Dover, Seaford, Laurel and Georgetown, Delaware; Winter Haven, Florida; and Fenton, Michigan. Chesapeake rents office space in Dover and Ocean View, Delaware; Jupiter, Lecanto, Venice and Stuart, Florida; Chincoteague and Belle Haven, Virginia; Easton, Salisbury, Westminster, Severna Park and Pocomoke, Maryland; Waterford, Michigan; Houston, Texas; Atlanta, Georgia; Boise and Moscow, Idaho; and Rochester, Minnesota. In general, the properties of the Company are adequate for the uses for which they are employed. Capacity and utilization of the Company's facilities can vary significantly due to the seasonal nature of the natural gas and propane distribution businesses.

(B)     NATURAL  GAS  DISTRIBUTION
Chesapeake owns over 712 miles of natural gas distribution mains (together with related service lines, meters and regulators) located in its Delaware and Maryland service areas and 547 miles of such mains (and related equipment) in its Central Florida service areas. Chesapeake also owns facilities in Delaware and Maryland for propane-air injection during periods of peak demand. Portions of the properties constituting Chesapeake's distribution system are encumbered pursuant to Chesapeake's First Mortgage Bonds.

(C)     NATURAL  GAS  TRANSMISSION
Eastern Shore owns approximately 304 miles of transmission pipelines extending from three supply interconnects at Parkesburg, Pennsylvania; Daleville, Pennsylvania and Hockessin, Delaware to over seventy-five delivery points in southeastern Pennsylvania, the eastern shore of Maryland and Delaware. Eastern Shore also owns three compressor stations located in Delaware City, Delaware; Daleville, Pennsylvania and Bridgeville, Delaware. The compressor stations are used to increase pressures as necessary to meet system demands.

(D)     PROPANE  DISTRIBUTION  AND  MARKETING
The company's Delmarva-based propane distribution operation owns bulk propane storage facilities with an aggregate capacity of approximately 2.2 million gallons at 31 plant facilities in Delaware, Maryland and Virginia, located on real estate they either own or lease. The company's Florida-based propane distribution operation owns three bulk propane storage facilities with a total capacity of 66,000 gallons. Xeron does not own physical storage facilities or equipment to transport propane.

(E)     WATER  SERVICES
The Company owns and operates a resin regeneration facility in Salisbury, Maryland to serve exchange tank and metered water customers and a sales office in Fenton, Michigan. The other water operations operate out of rented facilities.


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

(B)     ENVIRONMENTAL
DOVER  GAS  LIGHT  SITE
In 1984, the State of Delaware notified the Company that they had discovered contamination on a parcel of land it purchased in 1949 from Dover Gas Light Company, a predecessor gas company. The State also asserted that the Company was the responsible party for any clean-up and prospective environmental monitoring of the site. The Delaware Department of Natural Resources and Environmental Control ("DNREC") and Chesapeake conducted subsequent investigations and studies beginning in 1984 and 1985. Soil and ground-water contamination associated with the operations of the former manufactured gas plant ("MGP"), the Dover Gas Light Company, were found on the property.

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

In May 1995, EPA issued an order to the Company under section 106 of CERCLA (the "Order"), which required the Company to implement the remedy described in the ROD. The Order was also issued to General Public Utilities Corporation, Inc. ("GPU"), which both EPA and the Company believe is liable under CERCLA. Other PRPs, including the State of Delaware, were not ordered to perform the ROD. Although notifying EPA of its objections to the Order, the Company agreed to comply. GPU informed EPA that it did not intend to comply with the Order and to this date has not fulfilled its remedial action obligation under the EPA Order.

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

In June 1997, the Company proposed an alternative soil remedy that would take into account the 1986 Agreement between Chesapeake and the State of Delaware restricting future development at the site. On December 16, 1997, the EPA issued a ROD Amendment to modify the soil remedy to include: (1) excavation and off-site thermal treatment of the contents of the former subsurface gas holders;
(2) implementation of soil vapor extraction; (3) pavement of the parking lot and
(4)  use  of  institutional controls restricting future development on the site.
The overall clean-up cost of the site was estimated at $4.2 million ($1.5 million for soil remediation and $2.7 million for ground-water remediation).

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

During 1999, the Company completed the construction of the soil vapor extraction ("SVE") system (another major component of the soil remediation) and continued with the ongoing operation of the system at a cost of $250,000. In 2000, the Company operated the SVE system and during the last quarter of 2000, the Company submitted to the EPA their finding along with a request to discontinue the SVE operations. In March 2001, the EPA approved discontinuation of the SVE system and certified that the performance standards were met. The SVE decommissioning and well abandonment were completed in June of 2001.

The parking lot construction (the remaining component of the soil remediation) was completed in August 2002. It was constructed on the former manufactured gas plant property, which is currently the location of the State of Delaware's Johnson Victrola Museum. A final inspection of the parking lot was conducted on August 19, 2002 at which time the USEPA and the State of Delaware gave its final approval of the work.

A Remedial Action ("RA") Report was submitted to the EPA in September 2002 as part of a request to close out the soil remedial program completed on the property. The Remedial Action Report included a summary documentation of the soil remediation (soil vapor extraction, holder remediation and parking lot construction activities) completed on the property. Pending approval of the consent decrees and EPA's final approval of the RA report, close out of the soil remediation conducted on the property will fulfill Chesapeake's remedial action obligations for the site.

Discussions regarding an appropriate ground-water remedy for the site have continued. The Company's independent consultants prepared preliminary cost estimates of two potentially acceptable alternatives to complete the ground-water remediation activities at the site. The costs range from a low of $390,000 in capital and $37,000 per year of operating costs for 30 years for natural attenuation to a high of $3.3 million in capital and $1.0 million per year in operating costs to operate a pump-and-treat / ground-water containment system. The pump-and-treat / ground-water containment system is intended to contain the MGP contaminants to allow the ground-water outside of the containment area to naturally attenuate. The operating cost estimate for the containment system is dependent upon the actual ground-water quality and flow conditions. The EPA is working with another responsible party to further investigate the viability of monitored natural attenuation as the ground-water remedy.

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

In June 1996, the Company initiated litigation against GPU (now First Energy) for response costs incurred by Chesapeake and a declaratory judgment as to GPU's liability for future costs at the site. In August 1997, the United States Department of Justice also filed a lawsuit against GPU seeking a Court Order to require GPU to participate in the site clean-up, pay penalties for GPU's failure to comply with the EPA Order, pay EPA's past costs and a declaratory judgment as to GPU's liability for future costs at the site. In November 1998, Chesapeake's case was consolidated with the United States' case against GPU. A case management order scheduled the trial for February 2001. In early February 2001, the Company and GPU reached a tentative settlement agreement that is subject to approval of the courts.

In May 2001, Chesapeake, GPU, the State of Delaware and the EPA signed a settlement term sheet reflecting the agreement in principle to settle a lawsuit with respect to the Dover Gas Light site. The terms of the final agreement have been memorialized in two consent decrees and have now been approved by all parties. The consent decrees have been presented by the Department of Justice to its highest level of management for final approval. The consent decrees will then be published for public comment and submitted to a federal judge for approval.

If  the  agreement  in  principle  receives  final  approval,  Chesapeake  will:

o Receive a net payment of $1.15 million from other parties to the agreement. These proceeds will be passed on to Chesapeake's firm customers, in accordance with the environmental rate rider.
o Receive a release from liability and covenant not to sue from the EPA and the State of Delaware. This will relieve Chesapeake from liability for future remediation at the site, unless previously unknown conditions are discovered at the site, or information previously unknown to EPA is received that indicates the remedial action related to the prior manufactured gas plant is not sufficiently protective. These contingencies are standard, and are required by the United States in all liability settlements.

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

Through December 31, 2002, the Company has incurred approximately $9.2 million in costs relating to environmental testing and remedial action studies at the Dover site. In 1990, the Company entered into settlement agreements with a number of insurance companies resulting in proceeds to fund actual environmental costs incurred over a five to seven-year period. In 1995, the Delaware Public Service Commission, authorized recovery of all unrecovered environmental costs incurred by a means of a rider (supplement) to base rates, applicable to all firm service customers. The costs, exclusive of carrying costs, would be recovered through a five-year amortization offset by the associated deferred tax benefit. The deferred tax benefit is the carrying cost savings associated with the timing of the deduction of environmental costs for tax purposes as compared to financial reporting purposes. Each year an environmental surcharge rate is calculated to become effective December 1. The surcharge or rider rate is based on the amortization of expenditures through September of the filing year plus amortization of expenses from previous years. The rider makes it unnecessary to file a rate case every year to recover expenses incurred. Through December 31, 2002, the unamortized balance and amount of environmental costs not included in the rider were $2,243,000 and $24,000, respectively. With the rider mechanism established, it is management's opinion that these costs and any future costs, net of the deferred income tax benefit, will be recoverable in rates.

SALISBURY  TOWN  GAS  LIGHT  SITE
In cooperation with the Maryland Department of the Environment ("MDE"), the Company completed assessment of the Salisbury manufactured gas plant site, determining that there was localized ground-water contamination. During 1996, the Company completed construction and began Air Sparging and Soil-Vapor Extraction remediation procedures. Chesapeake has been reporting the remediation and monitoring results to the MDE on an ongoing basis since 1996. In February
2002, the MDE granted permission to permanently decommission the air-sparging/soil-vapor extraction system and abandon all of the monitoring wells on-site and off-site, except one being maintained for continued product monitoring and recovery. This work was completed in March 2002. In November 2002, a letter was submitted to the MDE requesting No Further Action ("NFA"). In December 2002, the MDE recommended that the Company submit work plans to MDE and place deed restrictions on the property as conditions prior to receiving an NFA. Once these items are completed, it is expected that MDE will issue an NFA. The Company is currently preparing the necessary work plans for submittal to MDE.

The estimated cost of the remaining remediation is approximately $21,000 for the final year's operating costs and capital costs to shut down the remediation process at the end of the year. Based on these estimated costs, the Company adjusted both its liability and related regulatory asset to $21,000 on December 31, 2002, to cover the Company's projected remediation costs for this site. Through December 31, 2002, the Company has incurred approximately $2.9 million for remedial actions and environmental studies. Of this amount, approximately $1.1 million of incurred costs have not been recovered through insurance proceeds or received ratemaking treatment. Chesapeake will apply for the recovery of these and any future costs in the next base rate filing with the Maryland Public Service Commission.

WINTER  HAVEN  COAL  GAS  SITE
Chesapeake has been working with the Florida Department of Environmental Protection ("FDEP") in assessing a coal gas site in Winter Haven, Florida. In
May 1996, the Company filed an Air Sparging and Soil Vapor Extraction Pilot Study Work Plan for the Winter Haven site with the FDEP. The Work Plan described the Company's proposal to undertake an Air Sparging and Soil Vapor Extraction ("AS/SVE") pilot study to evaluate the site. After discussions with the FDEP, the Company filed a modified AS/SVE Pilot Study Work Plan, the description of the scope of work to complete the site assessment activities and a report describing a limited sediment investigation performed in 1997. In December 1998, the FDEP approved the AS/SVE Pilot Study Work Plan, which the Company completed during the third quarter of 1999. Chesapeake has reported the results of the Work Plan to the FDEP for further discussion and review. In February 2001, the Company filed a remedial action plan ("RAP") with the FDEP to address the contamination of the subsurface soil and ground-water in the northern portion of the site. The FDEP approved the RAP on May 4, 2001.

Construction of the AS/SVE system was completed in the fourth quarter of 2002 and the system is now fully operational.

The Company has accrued a liability of $681,000 as of December 31, 2002 for the Florida site. Through December 31, 2002, the Company has incurred approximately $319,000 of environmental costs associated with the Florida site. A regulatory asset of $406,000, representing the uncollected portion of the estimated clean-up costs, had also been recorded.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
None

PART  II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

(A)     COMMON  STOCK  PRICE  RANGES,  COMMON  STOCK  DIVIDENDS  AND SHAREHOLDER
        INFORMATION:

The Company's Common Stock is listed on the New York Stock Exchange under the symbol "CPK." The high, low and closing prices of Chesapeake's Common Stock and dividends declared per share for each calendar quarter during the years 2002 and 2001 were as follows:


---------------------------------------------------------
                                                DIVIDENDS
                                                DECLARED
QUARTER ENDED     HIGH      LOW      CLOSE      PER SHARE
---------------------------------------------------------
2002
   MARCH 31 . .  $19.8500  $18.8000  $19.2000  $0.2750
   JUNE 30. . .   21.9900   18.7500   19.0100   0.2750
   SEPTEMBER 30   19.8500   17.3900   18.8600   0.2750
   DECEMBER 31.   19.1100   16.5000   18.3000   0.2750
---------------------------------------------------------
2001
   MARCH 31 . .  $19.1250  $17.3750  $18.2000  $0.2700
   JUNE 30. . .   19.5500   17.6000   18.8800   0.2750
   SEPTEMBER 30   19.2000   17.7500   18.3500   0.2750
   DECEMBER 31.   19.9000   18.1000   19.8000   0.2750
---------------------------------------------------------


Indentures to the long-term debt of the Company and its subsidiaries contain various restrictions. The most stringent restrictions state that the Company must maintain equity of at least 40 percent of total capitalization and the times interest earned ratio must be at least 2.5. Additionally, under the terms of the 6.64 percent Senior Note, the Company cannot, until the retirement of the Senior Note, pay any dividends after October 31, 2002 which exceed the sub of $10 million plus consolidated net income recognized after January 1, 2003. As of December 31, 2002, the amounts available for future dividends under this covenant are $8.5 million.

At December 31, 2002, there were approximately 2,130 shareholders of record of the Common Stock.

Securities authorized for issuance under equity compensation plans at December 31, 2002 were as follows:



-------------------------------------------------------------------------------------------------------------------
                                     (a)                             (b)                          (c)
                                                                                          Number of securities
                                                                                     remaining available for future
                           Number of securities to                                        issuance under equity
                           be issued upon exercise        Weighted-average exercise        compensation plans
                           of outstanding options,           price of outstanding        (excluding securities
                             warrants and rights         options, warrants and rights   reflected in column (a))
-------------------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders. . . . . .       65,748 (1)                       $19.772                      347,656 (2)
-------------------------------------------------------------------------------------------------------------------
Equity compensation
plans not approved by
security holders. . . . . .       30,000 (3)                       $18.125                            0
-------------------------------------------------------------------------------------------------------------------
Total . . . . . . . . . . .       95,748                           $19.256                      347,656
-------------------------------------------------------------------------------------------------------------------

(1) Consists of options to purchase 41,948 shares and stock appreciation rights for 23,800 shares under the 1992
    Performance  Incentive  Plan.

(2) Includes  19,800  shares under the 1995 Directors Stock Compensation Plan and 327,856 shares under the 1992
    Performance Incentive Plan. The 327,856 shares excludes 8,385 shares issued in February of 2003 related to
    2002 performance.  The  corresponding  expense  for  the  8,385  shares  was  recognized  in  2002.

(3) In  2000  and  2001, the Company entered into agreements with an investment banker to assist in identifying acquisition  candidates.  Under  the  agreements,  the Company issued warrants to the investment banker to purchase 15,000  shares  of  Chesapeake stock in 2001 at a price of $18.25 per share and 15,000 shares in 2000 at a price  of $18.00. The warrants  are exercisable during  a  seven-year  period  after  the  date  granted.

ITEM  6.  SELECTED  FINANCIAL DATA


-------------------------------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31,                    2002       2001       2000       1999       1998
-------------------------------------------------------------------------------------------------------
OPERATING (IN THOUSANDS OF DOLLARS)
Revenues
    Natural gas distribution and transmission. .  $ 93,546   $107,937   $ 99,736   $ 75,603   $ 68,770
    Propane. . . . . . . . . . . . . . . . . . .    24,522     27,613     31,780     25,199     23,377
    Advanced informations systems. . . . . . . .    12,764     14,104     12,390     13,531     10,331
    Water services . . . . . . . . . . . . . . .    11,731      9,971      7,011      2,593      1,737
    Other & eliminations . . . . . . . . . . . .      (333)      (113)      (131)       (14)       (15)
-------------------------------------------------------------------------------------------------------
  Total revenues . . . . . . . . . . . . . . . .  $142,230   $159,512   $150,786   $116,912   $104,200

  Gross margin
    Natural gas distribution and transmission. .  $ 40,866   $ 37,355   $ 35,384   $ 32,370   $ 29,677
    Propane. . . . . . . . . . . . . . . . . . .    14,451     14,574     16,052     14,129     12,091
    Advanced informations systems. . . . . . . .     6,064      6,719      5,693      6,575      5,316
    Water services . . . . . . . . . . . . . . .     6,920      5,429      3,585        977        734
    Other & eliminations . . . . . . . . . . . .      (225)      (111)      (130)       (13)       (14)
-------------------------------------------------------------------------------------------------------
  Total gross margin . . . . . . . . . . . . . .  $ 68,076   $ 63,966   $ 60,584   $ 54,038   $ 47,804

  Operating income before taxes
    Natural gas distribution and transmission. .  $ 14,987   $ 14,455   $ 12,549   $ 10,306   $  8,820
    Propane. . . . . . . . . . . . . . . . . . .     1,052        913      2,135      2,622        965
    Advanced informations systems. . . . . . . .       343        517        336      1,470      1,316
    Water services . . . . . . . . . . . . . . .    (2,786)      (725)       190        (45)        19
    Other & eliminations . . . . . . . . . . . .       236        386        816        496        485
-------------------------------------------------------------------------------------------------------
  Total operating income before taxes. . . . . .  $ 13,832   $ 15,546   $ 16,026   $ 14,849   $ 11,605

  Net income from continuing operations. . . . .  $  5,645   $  6,722   $  7,489   $  8,271   $  5,303
-------------------------------------------------------------------------------------------------------

ASSETS (in thousands of dollars)
  Gross property, plant and equipment. . . . . .  $229,128   $216,903   $192,940   $172,088   $152,991
  Net property, plant and equipment. . . . . . .  $154,779   $150,256   $131,466   $117,663   $104,266
  Total assets . . . . . . . . . . . . . . . . .  $210,944   $210,335   $210,665   $166,789   $145,029
  Capital expenditures . . . . . . . . . . . . .  $ 15,040   $ 29,186   $ 23,056   $ 25,917   $ 12,650
-------------------------------------------------------------------------------------------------------

CAPITALIZATION (in thousands of dollars)
  Stockholders' equity . . . . . . . . . . . . .  $ 66,690   $ 66,850   $ 63,972   $ 60,164   $ 56,356
  Long-term debt, net of current maturities. . .  $ 73,408   $ 48,408   $ 50,921   $ 33,777   $ 37,597
-------------------------------------------------------------------------------------------------------
  Total capital. . . . . . . . . . . . . . . . .  $140,098   $115,258   $114,893   $ 93,941   $ 93,953

  Current portion of long-term debt. . . . . . .  $  3,938   $  2,686   $  2,665   $  2,665   $    520
  Short-term debt. . . . . . . . . . . . . . . .  $ 10,900   $ 42,100   $ 25,400   $ 23,000   $ 11,600
-------------------------------------------------------------------------------------------------------
  Total capitalization and short-term financing.  $154,936   $160,044   $142,958   $119,606   $106,073
-------------------------------------------------------------------------------------------------------



-------------------------------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31,                      1997       1996       1995    1994 (1)   1993 (1)
-------------------------------------------------------------------------------------------------------
OPERATING (IN THOUSANDS OF DOLLARS)
  Revenues
    Natural gas distribution and transmission. .  $ 88,108   $ 90,044   $ 79,110   $ 71,781   $ 64,385
    Propane. . . . . . . . . . . . . . . . . . .    28,614     36,727     26,806     20,770     16,957
    Advanced informations systems. . . . . . . .     7,786      7,230      8,862      8,311      6,755
    Water services . . . . . . . . . . . . . . .     1,550      1,256      1,239          0          0
    Other & eliminations . . . . . . . . . . . .      (182)      (243)    (1,662)    (2,290)    (2,224)
-------------------------------------------------------------------------------------------------------
  Total revenues . . . . . . . . . . . . . . . .  $125,876   $135,014   $114,355   $ 98,572   $ 85,873

  Gross margin
    Natural gas distribution and transmission. .  $ 30,086   $ 29,628   $ 29,102   $ 24,008   $ 22,838
    Propane. . . . . . . . . . . . . . . . . . .    12,501     17,579     13,235      9,444      8,627
    Advanced informations systems. . . . . . . .     4,065      4,554      6,687      8,311      6,755
    Water services . . . . . . . . . . . . . . .       737        915      1,017          0          0
    Other & eliminations . . . . . . . . . . . .       (91)      (230)    (1,524)    (2,204)    (2,186)
-------------------------------------------------------------------------------------------------------
  Total gross margin . . . . . . . . . . . . . .  $ 47,298   $ 52,446   $ 48,517   $ 39,559   $ 36,034

  Operating income before taxes
    Natural gas distribution and transmission. .  $  9,240   $  9,627   $ 10,812   $  7,820   $  7,254
    Propane. . . . . . . . . . . . . . . . . . .     1,137      2,668      2,128      2,288      1,588
    Advanced informations systems. . . . . . . .     1,046      1,056      1,061        105         86
    Water services . . . . . . . . . . . . . . .       113         72         67          0          0
    Other & eliminations . . . . . . . . . . . .       558        560        (34)      (456)      (628)
-------------------------------------------------------------------------------------------------------
  Total operating income before taxes. . . . . .  $ 12,094   $ 13,983   $ 14,034   $  9,757   $  8,300

  Net income from continuing operations. . . . .  $  5,868   $  7,782   $  7,696   $  4,460   $  3,914
-------------------------------------------------------------------------------------------------------

ASSETS (in thousands of dollars)
  Gross property, plant and equipment. . . . . .  $144,251   $134,001   $120,746   $110,023   $100,330
  Net property, plant and equipment. . . . . . .  $ 99,879   $ 94,014   $ 85,055   $ 75,313   $ 69,794
  Total assets . . . . . . . . . . . . . . . . .  $145,719   $155,787   $130,998   $108,271   $100,775
  Capital expenditures . . . . . . . . . . . . .  $ 13,471   $ 15,399   $ 12,887   $ 10,653   $ 10,064
-------------------------------------------------------------------------------------------------------

CAPITALIZATION (in thousands of dollars)
  Stockholders' equity . . . . . . . . . . . . .  $ 53,656   $ 50,700   $ 45,587   $ 37,063   $ 34,817
  Long-term debt, net of current maturities. . .  $ 38,226   $ 28,984   $ 31,619   $ 24,329   $ 25,682
-------------------------------------------------------------------------------------------------------
  Total capital. . . . . . . . . . . . . . . . .  $ 91,882   $ 79,684   $ 77,206   $ 61,392   $ 60,499

  Current portion of long-term debt. . . . . . .  $  1,051   $  3,526   $  1,787   $  1,348   $  1,286
  Short-term debt. . . . . . . . . . . . . . . .  $  7,600   $ 12,735   $  5,400   $  8,000   $  8,900
-------------------------------------------------------------------------------------------------------
  Total capitalization and short-term financing.  $100,533   $ 95,945   $ 84,393   $ 70,740   $ 70,685
-------------------------------------------------------------------------------------------------------

(1) The years 1994 and 1993 have not been restated to include the business combinations with Tri-County Gas Company, Inc., Tolan Water Service and Xeron, Inc.


--------------------------------------------------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31,                              2002         2001         2000         1999         1998
--------------------------------------------------------------------------------------------------------------------------
COMMON STOCK DATA AND RATIOS
  Basic earnings per share before change in
     accounting principle (2) (3) . . . . . . . . . . . .  $     1.21   $     1.25   $     1.43   $     1.61   $     1.05

  Return on average equity before change in
     accounting principle . . . . . . . . . . . . . . . .         8.5%        10.3%        12.1%        14.2%         9.6%

  Common equity / total capital . . . . . . . . . . . . .        47.6%        58.0%        55.7%        64.0%        60.0%
  Common equity / total capital and short-term financing.        43.0%        41.8%        44.7%        50.3%        53.1%

  Book value per share. . . . . . . . . . . . . . . . . .  $    12.04   $    12.32   $    12.08   $    11.60   $    11.06

--------------------------------------------------------------------------------------------------------------------------

  Market price:
    High. . . . . . . . . . . . . . . . . . . . . . . . .  $   21.990   $   19.900   $   18.875   $   19.813   $   20.500
    Low . . . . . . . . . . . . . . . . . . . . . . . . .  $   16.500   $   17.375   $   16.250   $   14.875   $   16.500
    Close . . . . . . . . . . . . . . . . . . . . . . . .  $   18.300   $   19.800   $   18.625   $   18.375   $   18.313

--------------------------------------------------------------------------------------------------------------------------

  Average number of shares outstanding. . . . . . . . . .   5,489,424    5,367,433    5,249,439    5,144,449    5,060,328
  Shares outstanding end of year. . . . . . . . . . . . .   5,537,710    5,424,962    5,297,443    5,186,546    5,093,788
  Registered common shareholders. . . . . . . . . . . . .       2,130        2,171        2,166        2,212        2,271

  Cash dividends declared per share . . . . . . . . . . .  $     1.10   $     1.10   $     1.07   $     1.03   $     1.00
  Dividend yield (annualized) . . . . . . . . . . . . . .         6.0%         5.6%         5.7%         5.6%         5.5%
  Payout ratio before change in accounting principle. . .        90.9%        88.0%        74.8%        64.0%        95.2%

--------------------------------------------------------------------------------------------------------------------------

ADDITIONAL DATA
  Customers
    Natural gas distribution and transmission . . . . . .      45,133       42,741       40,854       39,029       37,128
    Propane distribution. . . . . . . . . . . . . . . . .      34,566       35,530       35,563       35,267       34,113

--------------------------------------------------------------------------------------------------------------------------

  Volumes
    Natural gas deliveries (in MMCF). . . . . . . . . . .      27,935       27,264       30,830       27,383       21,400
    Propane distribution (in thousands of gallons). . . .      21,185       23,080       28,469       27,788       25,979

--------------------------------------------------------------------------------------------------------------------------

  Heating degree-days (Delmarva Peninsula). . . . . . . .       4,161        4,368        4,730        4,082        3,704

  Propane bulk storage capacity (in thousands of gallons)       2,151        1,958        1,928        1,926        1,890

  Total employees . . . . . . . . . . . . . . . . . . . .         582          580          542          522          456

--------------------------------------------------------------------------------------------------------------------------

(2) Earnings per share amounts prior to 1995 represent primary earnings per share.
(3) In 2002, the change in accounting principle reduced earnings per share by $0.35. In 1993, the change increased earnings per share by $0.02.


--------------------------------------------------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31,                                 1997         1996         1995      1994 (1)     1993 (1)
--------------------------------------------------------------------------------------------------------------------------
COMMON STOCK DATA AND RATIOS
  Basic earnings per share before change in
     accounting principle (2) (3) . . . . . . . . . . . .  $     1.18   $     1.58   $     1.59   $     1.23   $     1.10

  Return on average equity before change in
     accounting principle . . . . . . . . . . . . . . . .        11.3%        16.2%        18.6%        12.4%        11.5%

  Common equity / total capital . . . . . . . . . . . . .        58.4%        63.6%        59.0%        60.4%        57.5%
  Common equity / total capital and short-term financing.        53.4%        52.8%        54.0%        52.4%        49.3%

  Book value per share. . . . . . . . . . . . . . . . . .  $    10.72   $    10.26   $     9.38   $    10.15   $     9.76

--------------------------------------------------------------------------------------------------------------------------

  Market price:
    High. . . . . . . . . . . . . . . . . . . . . . . . .  $   21.750   $   18.000   $   15.500   $   15.250   $   17.500
    Low . . . . . . . . . . . . . . . . . . . . . . . . .  $   16.250   $   15.125   $   12.250   $   12.375   $   13.000
    Close . . . . . . . . . . . . . . . . . . . . . . . .  $   20.500   $   16.875   $   14.625   $   12.750   $   15.375

--------------------------------------------------------------------------------------------------------------------------

  Average number of shares outstanding. . . . . . . . . .   4,972,086    4,912,136    4,836,430    3,628,056    3,551,932
  Shares outstanding end of year. . . . . . . . . . . . .   5,004,078    4,939,515    4,860,588    3,653,182    3,575,068
  Registered common shareholders. . . . . . . . . . . . .       2,178        2,213        2,098        1,721        1,743

  Cash dividends declared per share . . . . . . . . . . .  $     0.97   $     0.93   $     0.90   $     0.88   $     0.86
  Dividend yield (annualized) . . . . . . . . . . . . . .         4.7%         5.5%         6.2%         6.9%         5.6%
  Payout ratio before change in accounting principle. . .        82.2%        58.9%        56.6%        71.5%        78.2%

--------------------------------------------------------------------------------------------------------------------------

ADDITIONAL DATA
  Customers
    Natural gas distribution and transmission . . . . . .      35,797       34,713       33,530       32,346       31,270
    Propane distribution. . . . . . . . . . . . . . . . .      33,123       31,961       31,115       22,180       21,622

--------------------------------------------------------------------------------------------------------------------------

  Volumes
    Natural gas deliveries (in MMCF). . . . . . . . . . .      23,297       24,835       29,260       22,728       19,444
    Propane distribution (in thousands of gallons). . . .      26,682       29,975       26,184       18,395       17,250

--------------------------------------------------------------------------------------------------------------------------

  Heating degree-days (Delmarva Peninsula). . . . . . . .       4,430        4,717        4,594        4,398        4,705

  Propane bulk storage capacity (in thousands of gallons)       1,866        1,860        1,818        1,230        1,140

  Total employees . . . . . . . . . . . . . . . . . . . .         397          338          335          320          326
--------------------------------------------------------------------------------------------------------------------------

(1) The years 1994 and 1993 have not been restated to include the business combinations with Tri-County Gas Company, Inc., Tolan Water Service and Xeron, Inc.
(2) Earnings per share amounts prior to 1995 represent primary earnings per share.
(3) In 2002, the change in accounting principle reduced earnings per share by $0.35. In 1993, the change increased earnings per share by $0.02.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS  DESCRIPTION
Chesapeake Utilities Corporation ("Chesapeake" or "the Company") is a diversified utility company engaged in natural gas distribution and transmission, propane distribution and wholesale marketing, advanced information services, water conditioning and treatment and other related businesses.

LIQUIDITY  AND  CAPITAL  RESOURCES
Chesapeake's capital requirements reflect the capital-intensive nature of its business and are principally attributable to the construction program and the retirement of outstanding debt. The Company relies on cash generated from operations and short-term borrowing to meet normal working capital requirements and to temporarily finance capital expenditures. During 2002, net cash provided by operating activities was $24.4 million, cash used by investing activities was $14.1 million and cash used by financing activities was $9.1 million. Cash provided by operations was up $8.9 million over 2001 due primarily to a reduction in the underrecovered purchased gas cost balance of $3.6 million, an increase in accounts payable, partially caused by liabilities for capital improvements totaling $1.9 million, and an increase of $1.4 million in depreciation.

The Company completed a private placement of $30.0 million of long-term debt and drew down the funds on October 31, 2002. The debt has a fixed interest rate of
6.64 percent and is due October 31, 2017. The funds were used to repay short-term borrowing.

As of December 31, 2002 the Board of Directors has authorized the Company to borrow up to $35.0 million of short-term debt from various banks and trust companies. On December 31, 2002, Chesapeake had four unsecured bank lines of credit with three financial institutions, totaling $75.0 million, for short-term cash needs to meet seasonal working capital requirements and to temporarily fund portions of its capital expenditures. One of the bank lines, totaling $15.0 million, is committed. The other three lines are subject to the banks' availability of funds. Prior to the issuance of the $30.0 million long-term debt on October 31, 2002, the Board had authorized the Company to borrow up to $55.0 million of short-term debt. The outstanding balances of short-term borrowing at December 31, 2002 and 2001 were $10.9 million and $42.1 million, respectively. In 2002, Chesapeake used funds provided by operations to fund capital expenditures and repay debt. In 2001, Chesapeake used funds provided from operations, short-term borrowing and cash on hand to fund capital expenditures.

During 2002, 2001 and 2000, investing activities totaled approximately $14.1, $29.2 and $21.8 million, respectively. The property, plant and equipment expenditures for 2002 were primarily for natural gas distribution ($8.1 million) and natural gas transmission ($4.0 million). Natural gas distribution utilized funds to improve facilities and expand facilities to serve new customers. Natural gas transmission spending related primarily to expanding its system.
Capital expenditures increased in 2001 over 2000 primarily as a result of Eastern Shore Natural Gas expenditures, totaling $16.0 million, related to system expansion. Natural gas distribution also spent approximately $7.2 million in 2001 for expansion of facilities to serve new customers and for improvements of facilities. The purchases of intangibles were related to acquisitions of water companies.

Chesapeake has budgeted $16.5 million for capital expenditures during 2003. This amount includes $12.1 million for natural gas distribution and transmission, $2.3 million for propane distribution and marketing, $237,000 for advanced information services, $1.2 million for water services and $451,000 for other operations. The natural gas distribution and transmission expenditures are for expansion and improvement of facilities. The propane expenditures are to support customer growth and for the replacement of equipment. The advanced information services expenditures are for computer hardware, software and related equipment. Expenditures for water services include expenditures to support customer growth and replace equipment. The other category includes general plant, computer software and hardware. Financing for the 2003 capital expenditure program is expected to be provided from short-term borrowing and cash provided by operating activities. The capital expenditure program is subject to continuous review and modification. Actual capital requirements may vary from the above estimates due to a number of factors, including acquisition opportunities, changing economic conditions, customer growth in existing areas, regulation, new growth opportunities and availability of capital.

Chesapeake has budgeted $202,000 for environmental-related expenditures during 2003 and expects to incur additional expenditures in future years (see Note M to the Consolidated Financial Statements). Management does not expect financing of future environmental-related expenditures to have a material adverse effect on the financial position or capital resources of the Company.

CAPITAL  STRUCTURE
As of December 31, 2002, common equity represented 47.6 percent of total permanent capitalization, compared to 58.0 percent in 2001. Including short-term borrowing and the current portion of long-term debt, the equity component of the Company's capitalization would have been 43.0 percent and 41.8 percent, respectively. Chesapeake remains committed to maintaining a sound capital structure and strong credit ratings to provide the financial flexibility needed to access the capital markets when required. This commitment, along with adequate and timely rate relief for the Company's regulated operations, is intended to ensure that Chesapeake will be able to attract capital from outside sources at a reasonable cost. The Company believes that the achievement of these objectives will provide benefits to customers and creditors, as well as to the Company's investors.

FINANCING  ACTIVITIES
During the past two years, the Company has utilized debt and equity financing for the purpose of funding capital expenditures and acquisitions.

As noted above, on October 31, 2002, Chesapeake completed a private placement of $30.0 million of 6.64 percent Senior Notes due October 31, 2017. The Company used the proceeds to repay short-term debt.

In May 2001, Chesapeake issued a note payable of $300,000 at 8.5 percent, due April 6, 2006, in conjunction with a real estate purchase. This note was repaid in full on January 6, 2003. In December 2000, Chesapeake completed a private placement of $20.0 million of 7.83 percent Senior Notes due January 1, 2015. The Company used the proceeds to repay short-term borrowing.

Chesapeake repaid approximately $3.7 million and $2.7 million of long-term debt in 2002 and 2001, respectively. Chesapeake issued common stock in connection with its Automatic Dividend Reinvestment and Stock Purchase Plan in the amounts of 49,782 shares in 2002, 43,101 shares in 2001 and 41,056 shares in 2000.
Chesapeake also issued shares of common stock totaling 52,740, 54,921 and 52,093 in 2002, 2001 and 2000, respectively, for matching contributions for the Retirement Savings Plan.

RESULTS  OF  OPERATIONS
Net income before the change in accounting principle for 2002 was $5.6 million compared to $6.7 million for 2001 and $7.5 million for 2000. Net income, after the change in accounting principle for 2002 was $3.7 million or $0.68 per share. Chesapeake adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" in 2002. This resulted in a non-cash charge for goodwill impairment recorded in the first quarter, as the cumulative effect of a change in accounting principle.

NET INCOME & BASIC EARNINGS PER SHARE SUMMARY
-------------------------------------------------------------------------------------------------------------
                                                                  INCREASE                         INCREASE
FOR THE YEARS ENDED DECEMBER 31,            2002        2001     (DECREASE)     2001      2000    (DECREASE)
-------------------------------------------------------------------------------------------------------------
BEFORE CHANGE IN ACCOUNTING PRINCIPLE
  Net income *. . . . . . . . . . . . .  $   5,645   $   6,722      ($1,077)  $  6,722   $ 7,489       ($767)
  Earnings per share. . . . . . . . . .  $    1.03   $    1.25       ($0.22)  $   1.25   $  1.43      ($0.18)

AFTER CHANGE IN ACCOUNTING PRINCIPLE
  Net income *. . . . . . . . . . . . .  $   3,729   $   6,722       (2,993)     6,722   $ 7,489        (767)
  Earnings per share. . . . . . . . . .  $    0.68   $    1.25       ($0.57)  $   1.25   $  1.43      ($0.18)
-------------------------------------------------------------------------------------------------------------

* Dollars in thousands.


Pre-tax operating income increased for the natural gas and propane segments, despite temperatures in the Delmarva region that were 5 percent warmer than both the 10-year average and 2001. Those increases were more than offset by declines in the advanced information services, water services and other segments. Advanced information services was adversely affected by a slowdown in the information technology services sector. The decline in water services was primarily the result of a goodwill impairment charge and a restructuring charge.


PRE-TAX OPERATING INCOME SUMMARY (IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------
                                                                  INCREASE                         INCREASE
FOR THE YEARS ENDED DECEMBER 31,            2002        2001     (DECREASE)     2001      2000    (DECREASE)
-------------------------------------------------------------------------------------------------------------
BUSINESS SEGMENT:
  Natural gas distribution &
    transmission. . . . . . . . . . . .  $  14,987   $  14,455   $      532   $ 14,455   $12,549  $    1,906
  Propane . . . . . . . . . . . . . . .      1,052         913          139        913     2,135      (1,222)
  Advanced information services . . . .        343         517         (174)       517       336         181
  Water services. . . . . . . . . . . .     (2,786)       (725)      (2,061)      (725)      190        (915)
  Other & eliminations. . . . . . . . .        236         386         (150)       386       816        (430)
-------------------------------------------------------------------------------------------------------------
TOTAL PRE-TAX OPERATING INCOME. . . . .  $  13,832   $  15,546      ($1,714)  $ 15,546   $16,026       ($480)
-------------------------------------------------------------------------------------------------------------


The reduction in earnings in 2001 compared to 2000 was due to declines in the propane segment, water services and other businesses' contribution to earnings, partially offset by increases in natural gas and advanced information services. Propane margins declined due to a 13 percent drop in sales because of warmer temperatures, a reduction in sales to poultry customers and the continuation of competitive pressures in some markets the Company serves on the Delmarva
Peninsula. Heating degree-days on the Delmarva Peninsula indicate that temperatures were 8 percent warmer than 2000 and 1 percent warmer than the ten-year average. The margin decrease was partially offset by savings in operating expenses resulting from cost containment measures implemented during 2001. The decrease in water services was due principally to increased overhead related to the development of a management infrastructure and expansion to new locations. The natural gas segment improved over 2000 as a result of enhanced margins in the transmission segment, from a rate increase in Florida and reductions in operating expenses in Delaware and Maryland.

     NATURAL  GAS  DISTRIBUTION  AND  TRANSMISSION
     The natural gas distribution and transmission segment increased pre-tax operating income to $15.0 million for 2002 compared to $14.5 million for 2001, an increase of $532,000.


NATURAL GAS DISTRIBUTION AND TRANSMISSION (IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------
                                                                  INCREASE                         INCREASE
FOR THE YEARS ENDED DECEMBER 31,            2002        2001     (DECREASE)     2001      2000    (DECREASE)
-------------------------------------------------------------------------------------------------------------
Revenue . . . . . . . . . . . . . . . .  $  93,546   $ 107,937     ($14,391)  $107,937   $99,736  $    8,201
Cost of gas . . . . . . . . . . . . . .     52,680      70,582      (17,902)    70,582    64,352       6,230
-------------------------------------------------------------------------------------------------------------
Gross Margin. . . . . . . . . . . . . .     40,866      37,355        3,511     37,355    35,384       1,971

Operations & maintenance. . . . . . . .     16,667      14,730        1,937     14,730    15,312        (582)
Depreciation & amortization . . . . . .      6,429       5,638          791      5,638     5,236         402
Other taxes . . . . . . . . . . . . . .      2,783       2,532          251      2,532     2,287         245
-------------------------------------------------------------------------------------------------------------
Pre-tax operating expenses. . . . . . .     25,879      22,900        2,979     22,900    22,835          65
-------------------------------------------------------------------------------------------------------------
TOTAL PRE-TAX OPERATING INCOME. . . . .  $  14,987   $  14,455   $      532   $ 14,455   $12,549  $    1,906
-------------------------------------------------------------------------------------------------------------


     Revenue and cost of gas decreased due to lower natural gas commodity costs in 2002 compared to 2001. Commodity cost changes are passed on to the ratepayers through a gas cost recovery or purchased gas cost adjustment in all jurisdictions; therefore, they have no impact on the Company's profitability. Revenue and cost of gas were also down in part because of the unbundling of services that took effect in 2001 for all nonresidential customers of the Florida division and in November 2002 for residential customers. As a result, all Florida customers have switched from sales service, where they purchase both the commodity and transportation service from the Company, to purchasing transportation service only.

     Gross margin increased $3.5 million over the same period in 2001 due to increases in the margins for the transmission operation and the Delaware and Florida distribution operations. Transmission margins were up due to the completion of a major system expansion in November of 2001. The Company expects this system expansion to increase margins by approximately $2.2 million per year. A second expansion, completed in November 2002, is expected to increase margins by approximately $500,000 per year. As discussed more fully in the regulatory matters section, the Company's transmission subsidiary, Eastern Shore Natural Gas Company ("Eastern Shore"), reached an agreement with the Federal Energy Regulatory Commission ("FERC") on October 10, 2002. That agreement is expected to lower annual margins by an estimated $456,000. The new rates took effect December 1, 2002. As a result of these two offsetting factors, management expects transmission margins in 2003 to be approximately equal to 2002. Margins in Delaware and Maryland were adversely impacted by temperatures that were 4.7 percent warmer (207 heating degree-days) than 2001 and 5.2 percent (232 heating degree-days) warmer than the 10-year average. Management estimates that on an annual basis, margins will fluctuate by $1,730 for each heating degree-day. This decline was more than offset by residential customer growth of 1,838, or 6.5 percent, and a rate increase in Delaware.
     Chesapeake estimates that for each residential customer added, an additional $260 per year will be added to earnings before interest, taxes, depreciation and amortization. The margin increases were partially offset by higher operating expenses, primarily administrative and general and depreciation. The increase in depreciation reflects completion of recent capital projects that increased the transmission capacity and various expansion projects in Florida.

     Pre-tax operating income increased $1.9 million from 2000 to 2001. The increase in pre-tax operating income was due to increases contributed by the Company's Florida operation and the natural gas transmission subsidiary. The Florida unit's increase was driven by higher margins due to a rate increase implemented in August 2000 and increased margins from the marketing operation, partially due to the expansion of transportation service in Florida. In addition, the transmission subsidiary's margins increased by approximately $1.1 million due to an increase in firm transportation services provided to its customers. The transmission subsidiary increased its capacity to provide firm transportation services by expanding its system. While the margins in Delaware and Maryland were down by more than $700,000 primarily due to warmer weather, cost reduction measures implemented in 2001 enabled the Company to maintain earnings in these two units. The Delaware division also implemented an interim rate increase, subject to refund, on October 1, 2001. Included in the Company's operating expense reduction was a one-time credit adjustment of approximately $280,000 to establish a regulatory asset for other post-retirement benefits that are being collected through the Company's rates on a "pay-as-you-go" basis in Delaware.

     PROPANE
     Pre-tax operating income for the propane segment increased from $913,000 in 2001 to $1.1 million in 2002. Reductions in operating expenses of $262,000 more than offset a decrease of $123,000 in gross margin.


PROPANE (IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------
                                                                  INCREASE                         INCREASE
FOR THE YEARS ENDED DECEMBER 31,            2002        2001     (DECREASE)     2001      2000    (DECREASE)
-------------------------------------------------------------------------------------------------------------
Revenue . . . . . . . . . . . . . . . .  $  24,522   $  27,613      ($3,091)  $ 27,613   $31,780     ($4,167)
Cost of sales . . . . . . . . . . . . .     10,071      13,039       (2,968)    13,039    15,728      (2,689)
-------------------------------------------------------------------------------------------------------------
Gross Margin. . . . . . . . . . . . . .     14,451      14,574         (123)    14,574    16,052      (1,478)

Operations & maintenance. . . . . . . .     11,053      11,459         (406)    11,459    11,823        (364)
Depreciation & amortization . . . . . .      1,603       1,465          138      1,465     1,446          19
Other taxes . . . . . . . . . . . . . .        743         737            6        737       648          89
-------------------------------------------------------------------------------------------------------------
Pre-tax operating expenses. . . . . . .     13,399      13,661         (262)    13,661    13,917        (256)
-------------------------------------------------------------------------------------------------------------
TOTAL PRE-TAX OPERATING INCOME. . . . .  $   1,052   $     913   $      139   $    913   $ 2,135     ($1,222)
-------------------------------------------------------------------------------------------------------------


     A retroactive reclassification was made in the third quarter due to a consensus that was reached by the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") in June 2002 to revise Issue No. EITF 02-03 and disallow gross reporting of revenue and cost of sales for energy trading contracts. The Company's propane wholesale marketing operation previously used the gross method for certain energy trading contracts. The requirement that all energy trading contracts be reported net reduced both the revenue and cost of sales by $96.5 million in 2002 and $170.8 million in 2001. There was no impact on the gross margin, net income, earnings per share or the financial position of the Company. Propane distribution revenues and costs were lower by $6.5 million and $7.6 million, respectively, due to a drop in propane commodity prices and volume decreases. Both increases and decreases in commodity costs, are generally passed on to the distribution customers subject to competitive market conditions.

     Propane wholesale marketing margins declined by $1.1 million in 2002 compared to 2001 and were partially offset by a reduction of $258,000 in operating expenses. The 2001 results reflected increased opportunities due to the extreme price volatility in the propane wholesale market. The same level of price fluctuations was not experienced in 2002. Additionally, there was a decrease in the number of suitable trading partners due to a decision by some companies to exit energy trading activities and the decreased credit-worthiness of other parties. The 2002 results reflected increased margins of approximately $650,000 that resulted from a bankrupt vendor defaulting on supply contracts during the first quarter of 2002. The supply was replaced by purchasing from different vendors at a lower cost than the original contract. The propane wholesale marketing operation remains profitable, despite the decline in earnings.

     The Delmarva distribution operations experienced an increase of $624,000 in gross margin. Although volumes sold were down 8 percent, higher margins per gallon and stable wholesale propane prices resulted in increased margin dollars. Volumes were negatively impacted by temperatures that were 4.7 percent warmer than 2001 (207 heating degree-days) and 5.2 percent warmer than the 10-year average (232 heating degree-days), increased competition and lower volume sales to the poultry industry. Management estimates that on an annual basis, margins increase or decrease by $1,566 for each heating degree-day colder or warmer than the 10-year average. Operating expenses decreased by $249,000 resulting from cost containment efforts that began in April 2001 and remain in effect. These efforts have reduced customer accounting, sales and marketing costs. Other costs, such as delivery expenses, decreased due to the lower volumes sold. The pre-tax operating income of the Florida propane operation increased by $195,000 in 2002. Margins increased $441,000, but were partially offset by an increase if $246,000 in operating expenses.

     During 2001, the Company's gross margins on the Delmarva Peninsula declined by approximately $1.7 million compared to 2000, due to a 13 percent decline in bulk and metered sales volumes. Cost containment measures taken during the second quarter of 2001 generated a $575,000 reduction in operations and maintenance expenses. However, this was not enough to offset the reduced margins on the lower sales volumes. The decline in margins was due to warmer temperatures, a reduction in sales to poultry customers and the continuation of competitive pressures in some of the markets the Company serves on the Peninsula. The decline in sales to poultry customers comprised 32 percent of the decline in margins. The decreases in volume were exacerbated by the decline in wholesale prices over the course of 2001. Declines in wholesale prices, which are generally good for the long-term, negatively impact the Company in the short-term by devaluing its inventories and fixed price supply contracts. During 2001, the Company wrote down inventory totaling $850,000 due to wholesale price declines. Increased competition also affected volumes sold in 2001. In recent years, several independent dealers entered the propane business with pricing strategies designed to acquire market share. The Company's position as a top distributor in several of the markets that it serves makes it particularly vulnerable to these tactics.

     In 2000, the Company started three propane distribution operations in Florida. The operations contributed $238,000 to gross margin in 2001.
     Although the margins contributed by the propane marketing operation declined by four percent in 2001 compared to 2000, they were still well above the earnings target established by the Company.

     ADVANCED  INFORMATION  SERVICES
     The advanced information services segment provides consulting, custom programming, training, development tools and website development for national and international clients. The advanced information services business earned pre-tax operating income of $343,000 in 2002 compared to income of $517,000 for 2001. The decrease is the result of decreased revenue partially offset by decreased operating expenses.


ADVANCED INFORMATION SERVICES (IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------
                                                                  INCREASE                         INCREASE
FOR THE YEARS ENDED DECEMBER 31,            2002        2001     (DECREASE)     2001      2000    (DECREASE)
-------------------------------------------------------------------------------------------------------------
Revenue . . . . . . . . . . . . . . . .  $  12,764   $  14,104      ($1,340)  $ 14,104   $12,390  $    1,714
Cost of sales . . . . . . . . . . . . .      6,700       7,385         (685)     7,385     6,697         688
-------------------------------------------------------------------------------------------------------------
Gross Margin. . . . . . . . . . . . . .      6,064       6,719         (655)     6,719     5,693       1,026

Operations & maintenance. . . . . . . .      4,940       5,361         (421)     5,361     4,575         786
Depreciation & amortization . . . . . .        208         256          (48)       256       280         (24)
Other taxes . . . . . . . . . . . . . .        573         585          (12)       585       502          83
-------------------------------------------------------------------------------------------------------------
Pre-tax operating expenses. . . . . . .      5,721       6,202         (481)     6,202     5,357         845
-------------------------------------------------------------------------------------------------------------
TOTAL PRE-TAX OPERATING INCOME. . . . .  $     343   $     517        ($174)  $    517   $   336  $      181
-------------------------------------------------------------------------------------------------------------


     This segment was adversely affected by the nation's economic slowdown as discretionary consulting projects have been postponed or cancelled. This was partially offset by a reduction in operating expenses, principally sales and marketing.

     In 2001, the segment's contribution to pre-tax operating income increased $181,000 over the depressed levels in 2000, to $517,000. The $1.7 million increase in revenue was partially offset by the increase in the cost of providing the services and the cost of the marketing program implemented during the first half of the year. Marketing costs during 2001 were approximately $400,000 over the normal levels the Company expects. WebProEX sales and related consulting contributed approximately $450,000 of the increase in revenues during 2001.

     WATER  SERVICES
     Water services experienced a pre-tax operating loss of $2.8 million for 2002 compared to a loss of $725,000 for 2001. The pre-tax operating loss is primarily due to a $1.5 million goodwill impairment charge and a restructuring charge of $138,000. The results for 2002 include a full year of operations for the four water businesses that were purchased between April and July of 2001.


WATER SERVICES (IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------
                                                                  INCREASE                         INCREASE
FOR THE YEARS ENDED DECEMBER 31,            2002        2001     (DECREASE)     2001      2000    (DECREASE)
-------------------------------------------------------------------------------------------------------------
Revenue . . . . . . . . . . . . . . . .  $  11,731   $   9,971   $    1,760   $  9,971   $ 7,011  $    2,960
Cost of sales . . . . . . . . . . . . .      4,811       4,542          269      4,542     3,426       1,116
-------------------------------------------------------------------------------------------------------------
Gross Margin. . . . . . . . . . . . . .      6,920       5,429        1,491      5,429     3,585       1,844

Operations & maintenance. . . . . . . .      6,938       5,072        1,866      5,072     2,827       2,245
Depreciation & amortization . . . . . .        843         742          101        742       375         367
Goodwill impairment . . . . . . . . . .      1,474           0        1,474          0         0           0
Other taxes . . . . . . . . . . . . . .        451         340          111        340       193         147
-------------------------------------------------------------------------------------------------------------
Pre-tax operating expenses. . . . . . .      9,706       6,154        3,552      6,154     3,395       2,759
-------------------------------------------------------------------------------------------------------------
TOTAL PRE-TAX OPERATING (LOSS) INCOME .    ($2,786)      ($725)     ($2,061)     ($725)  $   190       ($915)
-------------------------------------------------------------------------------------------------------------


     The increases in all categories of revenue and expenses reflect the acquisition of the new water businesses. As noted above, pre-tax operating losses increased $2.1 million primarily due to a non-cash charge of $1.5 million for goodwill impairment. Statement of Financial Accounting Standards ("SFAS") No. 142 requires an annual assessment of goodwill for possible impairment. The Company's assessment performed in December indicated the charge was necessary. At December 31, 2002, the balance of goodwill related to the water services business was reduced to $195,000. Results for 2002 were also affected by increased expenses associated with the water corporate infrastructure. In the fourth quarter of 2002, a charge of $138,000 for restructuring costs and penalties associated with closing a water management office were incurred. This action was taken to reduce future overhead costs associated with the water services business.

     Water services' contribution to pre-tax operating income declined by $915,000 in 2001 compared to 2000. Approximately $574,000 of the decline is due to the cost of establishing a corporate infrastructure for the group. In addition, the Michigan unit's performance declined by $218,000 (net of corporate charges). The decrease resulted from a decline in sales and from an increase in depreciation, primarily related to changing out rental equipment. Finally, the two companies acquired in Florida during 2001 experienced a pre-tax loss of $177,000 (net of corporate charges) during 2001. Transition costs were incurred after the acquisition, primarily the relocation of offices and related expenses.

     OTHER  OPERATIONS
     Other operations consists of subsidiaries that own real estate leased to other Chesapeake subsidiaries.


OTHER OPERATIONS (IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------
                                                                  INCREASE                         INCREASE
FOR THE YEARS ENDED DECEMBER 31,            2002        2001     (DECREASE)     2001      2000    (DECREASE)
-------------------------------------------------------------------------------------------------------------
Revenue . . . . . . . . . . . . . . . .  $     717   $     783         ($66)  $    783   $   841        ($58)
Cost of sales . . . . . . . . . . . . .          0           0            0          0         0           0
-------------------------------------------------------------------------------------------------------------
Gross Margin. . . . . . . . . . . . . .        717         783          (66)       783       841         (58)

Operations & maintenance. . . . . . . .         84         108          (24)       108       165         (57)
Depreciation & amortization . . . . . .        233         233            0        233       127         106
Other taxes . . . . . . . . . . . . . .         57          57            0         57        55           2
-------------------------------------------------------------------------------------------------------------
Pre-tax operating expenses. . . . . . .        374         398          (24)       398       347          51
-------------------------------------------------------------------------------------------------------------
TOTAL PRE-TAX OPERATING INCOME. . . . .  $     343   $     385         ($42)  $    385   $   494       ($109)
-------------------------------------------------------------------------------------------------------------


INCOME  TAXES
Operating income taxes were lower due to the decrease in operating income and a lowering of the effective federal income tax rate from 35 percent to 34 percent in 2002. Additionally, during 2002 the Company benefited from a change in the tax law that allows tax deductions for dividends paid on Company stock held in Employee Stock Ownership Plans ("ESOP").

Operating income taxes were lower in 2001 than 2000, due to lower operating income and higher interest expense, partially offset by the utilization of a higher effective tax rate in 2001. In 2001, the Company accrued income taxes at a federal tax rate of 35 percent as opposed to a 34 percent rate in 2000.

OTHER  INCOME
Non-operating income, net of tax, was $334,000, $483,000 and $361,000 for the years 2002, 2001 and 2000, respectively. This includes interest income, earned primarily on regulatory assets and gains from the sale of plant assets.

INTEREST  EXPENSE
Interest expense for 2002 decreased approximately $222,000, or 4 percent, over the same period in 2001. The decrease was due primarily to a reduction in the average interest rate for short-term borrowing from 4.43 percent on an average balance of $26.9 million in 2001 to 2.35 percent on an average balance of $29.4 million for the same period in 2002. Interest on long-term debt partially offset the short-term savings, due to an increase in the average balance outstanding from $52.4 million in 2001 to $57.1 million in 2002. However, the average long-term interest rate declined from 7.64 percent to 7.19 percent, offsetting a portion of the increase related to higher balances.

Interest expense for 2001 increased over 2000 due to a higher level of long-term debt, partially offset by lower interest rates on short-term borrowing.

CRITICAL  ACCOUNTING  POLICIES
Chesapeake's financial condition and results of operations are impacted by the accounting methods, assumptions and estimates used in critical accounting policies. However, because most of Chesapeake's businesses are regulated, the accounting methods used by Chesapeake must comply with the requirements of the regulatory bodies; therefore, the choices are limited. Management believes that the following policies require significant estimates or other judgments of matters that are inherently uncertain. These policies have been discussed with the Audit Committee of Chesapeake.

     REGULATORY  ASSETS  AND  LIABILITIES
     Chesapeake records certain assets and liabilities in accordance with SFAS No. 71 "Accounting for the Effects of Certain Types of Regulation." Costs are deferred when there is a probable expectation that they will be recovered in future revenues as a result of the regulatory process. At December 31, 2002. Chesapeake had recorded regulatory assets of $8.9 million, including $3.0 million for underrecovered purchased gas costs and $5.1 million for environmental costs. There is also a liability of $2.8 million for environmental costs. If the Company were required to terminate application of SFAS No. 71, all such deferred amounts would be recognized in the income statement. This would result in a charge to earnings, net of applicable income taxes, that could be material.

     GOODWILL  IMPAIRMENT
     In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", Chesapeake no longer amortized goodwill during 2002. Instead, goodwill was tested for impairment upon adoption of SFAS No. 142 on January 1, 2002, and again at the end of the year. These tests are based on subjective measurements, including discounted cash flows of expected future operating results and market valuations of similar businesses. Those tests indicated that the goodwill associated with the water business was impaired and charges totaling $4.7 million (pre-tax) were recorded. The remaining water goodwill balance was $195,000 at December 31, 2002.

     ENVIRONMENTAL
     As more fully described in Note M to the Financial Statements, Chesapeake is currently participating in the investigation, assessment or remediation of three former gas manufacturing plant sites. Amounts have been recorded as environmental liabilities and associated environmental regulatory assets based on estimates of future costs provided by independent consultants. There is uncertainty in these amounts because the Environmental Protection Agency ("EPA") or state authority may not have selected the final remediation methods. Additionally, there is uncertainty due to the outcome of legal remedies sought from other potentially responsible parties. At December 31, 2002, Chesapeake had recorded environmental regulatory assets of $5.1 million and a liability for environmental costs of $2.8 million.

     PROPANE  WHOLESALE  MARKETING  CONTRACTS
     Chesapeake's propane wholesale marketing operation enters into forward and futures contracts that are considered derivatives under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In accordance with the pronouncement, open positions are marked-to-market prices at the end of each reporting period and unrealized gains or losses are recorded in the Statement of Income. The contracts all mature within one year, and are almost exclusively for propane commodities with delivery points of Mt. Belvieu, Texas and Hattiesburg, Mississippi. Management estimates the market valuation based on reference to exchange-traded futures prices, historical differentials and actual trading activity at the end of the reporting period. At December 31, 2002, there was an unrealized gain of $630,000 compared to an unrealized loss of $75,000 at December 31, 2001.

     OPERATING  REVENUES
     Revenues for the natural gas distribution operations of the Company are based on rates approved by the various public service commissions. The natural gas transmission operation revenues are based on rates approved by FERC. Customers' base rates may not be changed without formal approval by these commissions. However, the regulatory authorities have granted the Company's regulated natural gas distribution operations the ability to negotiate rates with customers that have competitive alternatives using approved methodologies. In addition, the natural gas transmission operations can negotiate rates above or below the FERC approved tariff rates. With the exception of the Company's Florida division, the Company recognizes revenues from meters read on a monthly cycle basis. This practice results in unbilled and unrecorded revenue from the cycle date through the end of the month. The Florida division recognizes revenues based on services rendered and records an amount for gas delivered but not yet billed.

     Chesapeake's natural gas distribution operations each have a gas cost recovery mechanism that provides for the adjustment of rates charged to customers as gas costs fluctuate. These amounts are collected or refunded through adjustments to rates in subsequent periods.

     The Company charges flexible rates to the natural gas distribution's industrial interruptible customers to make them competitive with alternative types of fuel. Based on pricing, these customers can choose natural gas or alternative types of supply. Neither the Company nor the interruptible customer is contractually obligated to deliver or receive natural gas.

     The propane distribution operation records revenues on either an "as delivered" or a "metered" basis depending on the customer type. The propane marketing operation records trading activity net, on a mark-to-market basis for open contracts.

     The advanced information services, water services and other segments record revenue in the period the products are delivered and/or services are rendered.

REGULATORY  ACTIVITIES
The Company's natural gas distribution operations are subject to regulation by the Delaware, Maryland and Florida Public Service Commissions. The natural gas transmission operation is subject to regulation by the FERC.

On August 2, 2001, the Delaware division filed a general rate increase application with the Delaware Public Service Commission ("PSC"). Interim rates, subject to refund, went into effect on October 1, 2001. The PSC approved a settlement agreement for Phase I of the Rate Increase Application in April 2002. Phase I should result in an increase in rates of approximately $380,000 per year. Phase II of the filing was approved by the Delaware PSC in November 2002. It should result in an additional increase in rates of approximately $90,000. Phase II also reduces the Company's sensitivity to weather by changing the minimum customer charge and the margin sharing arrangement for interruptible sales, off system sales and capacity release income.

In 1999, the Company requested and received approval from the Delaware PSC to annually adjust its interruptible margin sharing mechanism to address the level of recovery of fixed distribution costs from residential and small commercial heating customers. The annual period ran from August 1 to July 31. During 2000, the weather for the period ending August 31, 2000, was warmer than the threshold, resulting in a reduction in margin sharing. This reduction resulted in a $417,000 increase in margin for 2000. This mechanism automatically terminated when the Delaware division filed a general rate increase application on August 2, 2001. There was no impact on margins in 2001 due to this mechanism.

On October 31, 2001, Eastern Shore filed a rate change with the FERC pursuant to the requirements of the Stipulation and Agreement dated August 1, 1997.
Following settlement conferences held in May 2002, the parties reached a settlement in principle on or about May 23, 2002, to resolve all issues related to its rate case.

The Offer of Settlement and the Stipulation and Agreement were finalized and filed with the FERC on August 2, 2002. The agreement provides that Eastern Shore's rates will be based on a cost of service of $12.9 million per year. Cost savings estimated at $456,000 will be passed on to firm transportation customers. Initial comments supporting the settlement agreement were filed by the FERC staff and by Eastern Shore. No adverse comments were filed. The Presiding Judge certified the Offer of Settlement to the FERC as uncontested on August 27, 2002. On October 10, 2002, the FERC issued an Order approving the Offer of Settlement and the Stipulation and Agreement. Settlement rates went into effect on December 1, 2002.

During October 2002, Eastern Shore filed for recovery of gas supply realignment costs associated with the implementation of FERC Order No. 636. The costs totaled $196,000 (including interest). It is uncertain at this time when the FERC will consider this matter or the ultimate outcome.

On March 29, 2002, the Florida division filed tariff revisions with the Florida PSC to complete the unbundling process by requiring all customers, including residential, to migrate to transportation service and authorized the Florida division to exit the merchant function. Transportation services were already available to all nonresidential customers. On November 5, 2002, the Florida PSC approved the Company's request for the first phase of the unbundling process as a pilot program for a minimum two-year period. The Company is implementing the program immediately and must submit an interim report for review by the Florida PSC after one year. As a part of this pilot program, the Company expects to submit several filings over the first six months of 2003 to address transition costs, the disposition of the unrecovered gas cost balances, the implementation of the operational balancing account and the level of base rates.

In January 2000, the Company filed a request for approval of a rate increase with the Florida PSC. Interim rates, subject to refund, went into effect in August 2000. In November 2000, an order was issued approving the rate increase, which became effective in early December 2000.

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

ENVIRONMENTAL  MATTERS
The Company continues to work with federal and state environmental agencies to assess the environmental impact and explore corrective action at four environmental sites (see Note M to the Consolidated Financial Statements). The Company believes that future costs associated with these sites will be recoverable in rates or through sharing arrangements with, or contributions by, other responsible parties.

MARKET  RISK
Market risk represents the potential loss arising from adverse changes in market rates and prices. Long-term debt is subject to potential losses based on the change in interest rates. The Company's long-term debt consists of first mortgage bonds, senior notes and convertible debentures (see Note H to the Consolidated Financial Statements for annual maturities of consolidated long-term debt). All of Chesapeake's long-term debt is fixed-rate debt and was not entered into for trading purposes. The carrying value of the Company's long-term debt was $77.3 million at December 31, 2002, as compared to a fair value of $88.0 million, based mainly on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The Company is exposed to changes in interest rates as a result of financing through its issuance of fixed-rate long-term debt. The Company evaluates whether to refinance existing debt or permanently finance existing short-term borrowing based in part on the fluctuation in interest rates.

The Company's propane distribution business is exposed to market risk as a result of propane storage activities and entering into fixed price contracts for supply. The Company can store up to approximately four million gallons of propane (including leased storage) during the winter season to meet its customers' peak requirements and to serve metered customers. Decreases in the wholesale price of propane may cause the value of stored propane to decline.

The propane marketing operation is a party to natural gas liquids ("NGL") forward contracts, primarily propane contracts, with various third parties. These contracts require that the propane marketing operation purchase or sell NGL at a fixed price at fixed future dates. At expiration, the contracts are settled by the delivery of NGL to the Company or the counter party or booking out the transaction (booking out is a procedure for financially settling a contract in lieu of the physical delivery of energy). The wholesale propane marketing operation also enters into futures contracts that are traded on the New York Mercantile Exchange. In certain cases, the futures contracts are settled by the payment of a net amount equal to the difference between the current market price of the futures contract and the original contract price.

The forward and futures contracts are entered into for trading and wholesale marketing purposes. The propane marketing operation is subject to commodity price risk on its open positions to the extent that market prices for NGL deviate from fixed contract settlement amounts. Market risk associated with the trading of futures and forward contracts are monitored daily for compliance with Chesapeake's Risk Management Policy, which includes volumetric limits for open positions. To manage exposures to changing market prices, open positions are marked up or down to market prices and reviewed by oversight officials on a daily basis. Additionally, the Risk Management Committee reviews periodic reports on market and credit risk, approves any exceptions to the Risk Management Policy (within the limits established by the Board of Directors) and authorizes the use of any new types of contracts. Quantitative information on the forward and futures contracts at December 31, 2002 and 2001 is shown below.


-------------------------------------------------------------------------
                        QUANTITY        ESTIMATED       WEIGHTED AVERAGE
 AT DECEMBER 31, 2002  IN GALLONS     MARKET PRICES      CONTRACT PRICES
-------------------------------------------------------------------------
 FORWARD CONTRACTS
 Sale . . . . . . . .   7,291,200  $  0.5200 - $0.5700     $  0.5349
 Purchase . . . . . .   4,515,000  $  0.5200 - $0.5700     $  0.5001

 FUTURES CONTRACTS
 Sale . . . . . . . .   1,764,000  $  0.5200 - $0.5400     $  0.5449
-------------------------------------------------------------------------

Estimated market prices and weighted average contract prices are in dollars per gallon.
All contracts expire in 2003.




-------------------------------------------------------------------------
                        QUANTITY        ESTIMATED       WEIGHTED AVERAGE
 AT DECEMBER 31, 2001  IN GALLONS     MARKET PRICES      CONTRACT PRICES
-------------------------------------------------------------------------
 FORWARD CONTRACTS
 Sale . . . . . . . .  11,877,600  $  0.3275 - $0.3375     $  0.3876
 Purchase . . . . . .   9,660,000  $  0.3275 - $0.3375     $  0.4032

 FUTURES CONTRACTS
 Sale . . . . . . . .     840,000  $  0.3275 - $0.3300     $  0.3325
-------------------------------------------------------------------------

Estimated market prices and weighted average contract prices are in dollars per gallon.
All contracts expired in 2002.

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

The Company's natural gas distribution operations located in Maryland, Delaware and Florida offer transportation services to certain industrial customers. In 2001, the Florida operation extended transportation service to commercial customers and, in 2002, to residential customers. With transportation service now available on the Company's distribution systems, the Company is competing with third party suppliers to sell gas to industrial customers. The Company's competitors include the interstate transmission company if the distribution customer is located close enough to the transmission company's pipeline to make a connection economically feasible. The customers at risk are usually large volume commercial and industrial customers with the financial resources and capability to bypass the distribution operations in this manner. In certain situations, the distribution operations may adjust services and rates for these customers to retain their business. The Company expects to continue to expand the availability of transportation service to additional classes of distribution customers in the future. The Company established a natural gas sales and supply operation in Florida in 1994 to compete for customers eligible for transportation services.

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

The water services segment faces competition from a variety of national and local suppliers of water conditioning and treatment services and bottled water.

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

RECENT  PRONOUNCEMENTS
See Note A to the Consolidated Financial Statements for information on recent accounting and authoritative pronouncements.

CAUTIONARY  STATEMENT
Chesapeake has made statements in this report that are considered to be forward-looking statements. These statements are not matters of historical fact. Sometimes they contain words such as "believes," "expects," "intends," "plans," "will," or "may," and other similar words of a predictive nature. These statements relate to matters such as customer growth, changes in revenues or margins, capital expenditures, environmental remediation costs, regulatory approvals, market risks associated with the Company's propane marketing operation, competition and other matters. It is important to understand that these forward-looking statements are not guarantees but are subject to certain risks and uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, among other things:

o    the temperature sensitivity of the natural gas and propane businesses;

o the effect of spot and futures market prices of natural gas and propane on the Company's distribution, wholesale marketing and energy trading businesses;

o the effects of competition on the Company's unregulated and regulated businesses;

o the effect of changes in federal, state or local regulatory and tax requirements, including deregulation;

o the ability of the Company's new and planned facilities and acquisitions to generate expected revenues; and

o the Company's ability to obtain the rate relief and cost recovery requested from utility regulators and the timing of the requested regulatory actions.

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


ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTAL  DATA


                        REPORT OF INDEPENDENT ACCOUNTANTS
                                    ________

To  the  Stockholders  of  Chesapeake  Utilities  Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) of this Form 10-K present fairly, in all material respects, the financial position of Chesapeake Utilities Corporation and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) of this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with accounting standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note F to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," in 2002.





/S/PRICEWATERHOUSECOOPERS LLP
-----------------------------
PricewaterhouseCoopers  LLP
Philadelphia,  Pennsylvania
February  20,  2003


CONSOLIDATED STATEMENTS OF INCOME
----------------------------------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31,                                   2002           2001           2000
----------------------------------------------------------------------------------------------------------
OPERATING REVENUES. . . . . . . . . . . . . . . . . . . . . .  $142,229,535   $159,512,240   $150,785,986
COST OF SALES . . . . . . . . . . . . . . . . . . . . . . . .    74,153,193     95,546,560     90,201,513
----------------------------------------------------------------------------------------------------------
GROSS MARGIN. . . . . . . . . . . . . . . . . . . . . . . . .    68,076,342     63,965,680     60,584,473
----------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
    Operations. . . . . . . . . . . . . . . . . . . . . . . .    36,881,267     34,055,855     31,862,975
    Maintenance . . . . . . . . . . . . . . . . . . . . . . .     1,969,562      1,778,760      1,868,260
    Depreciation and amortization . . . . . . . . . . . . . .     9,311,483      8,333,482      7,142,611
    Goodwill impairment . . . . . . . . . . . . . . . . . . .     1,474,000              0              0
    Other taxes . . . . . . . . . . . . . . . . . . . . . . .     4,607,660      4,251,825      3,684,656
    Income taxes. . . . . . . . . . . . . . . . . . . . . . .     3,462,692      4,027,543      4,387,925
----------------------------------------------------------------------------------------------------------
  Total operating expenses. . . . . . . . . . . . . . . . . .    57,706,664     52,447,465     48,946,427
----------------------------------------------------------------------------------------------------------

OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . . .    10,369,678     11,518,215     11,638,046
----------------------------------------------------------------------------------------------------------

OTHER INCOME
    Interest income . . . . . . . . . . . . . . . . . . . . .       238,233        456,240        220,462
    Other income. . . . . . . . . . . . . . . . . . . . . . .       282,743        251,491        248,748
    Income taxes. . . . . . . . . . . . . . . . . . . . . . .      (187,462)      (224,731)      (108,667)
----------------------------------------------------------------------------------------------------------
  Total other income. . . . . . . . . . . . . . . . . . . . .       333,514        483,000        360,543
----------------------------------------------------------------------------------------------------------

INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . . . .    10,703,192     12,001,215     11,998,589
----------------------------------------------------------------------------------------------------------

INTEREST CHARGES
    Interest on long-term debt. . . . . . . . . . . . . . . .     4,103,189      3,998,264      2,628,781
    Interest on short-term borrowing. . . . . . . . . . . . .       698,578      1,215,528      1,699,402
    Amortization of debt expense. . . . . . . . . . . . . . .        89,387        101,183        111,122
    Other . . . . . . . . . . . . . . . . . . . . . . . . . .       166,885        (35,297)        70,083
----------------------------------------------------------------------------------------------------------
  Total interest charges. . . . . . . . . . . . . . . . . . .     5,058,039      5,279,678      4,509,388
----------------------------------------------------------------------------------------------------------

Income Before Cumulative Effect of
  Change in Accounting Principle. . . . . . . . . . . . . . .     5,645,153      6,721,537      7,489,201

Cumulative Effect of Change in Accounting
  Principle, net of tax . . . . . . . . . . . . . . . . . . .    (1,916,000)             0              0
----------------------------------------------------------------------------------------------------------
NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . .  $  3,729,153   $  6,721,537   $  7,489,201
==========================================================================================================

EARNINGS PER SHARE OF COMMON STOCK:
  Basic
    Before efffect of change in accounting principle. . . . .  $       1.03   $       1.25   $       1.43
    Effect of change in accounting principle. . . . . . . . .         (0.35)          0.00           0.00
----------------------------------------------------------------------------------------------------------
  Net Income. . . . . . . . . . . . . . . . . . . . . . . . .  $       0.68   $       1.25   $       1.43
==========================================================================================================

  Diluted
    Before efffect of change in accounting principle. . . . .  $       1.03   $       1.24   $       1.40
    Effect of change in accounting principle. . . . . . . . .         (0.35)          0.00           0.00
----------------------------------------------------------------------------------------------------------
  Net Income. . . . . . . . . . . . . . . . . . . . . . . . .  $       0.68   $       1.24   $       1.40
==========================================================================================================

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.


CONSOLIDATED BALANCE SHEETS

 ASSETS
-------------------------------------------------------------------------------------------
AT DECEMBER 31,                                                    2002           2001
-------------------------------------------------------------------------------------------
 PROPERTY, PLANT AND EQUIPMENT
   Natural gas distribution and transmission. . . . . . . . .  $179,487,574   $168,436,347
   Propane. . . . . . . . . . . . . . . . . . . . . . . . . .    34,479,798     34,695,862
   Advanced information services. . . . . . . . . . . . . . .     1,475,060      1,521,144
   Water services . . . . . . . . . . . . . . . . . . . . . .     4,619,703      3,344,751
   Other plant. . . . . . . . . . . . . . . . . . . . . . . .     9,065,440      8,904,691
-------------------------------------------------------------------------------------------
 Total property, plant and equipment. . . . . . . . . . . . .   229,127,575    216,902,795
 Less:  Accumulated depreciation and amortization . . . . . .   (74,348,909)   (66,646,944)
-------------------------------------------------------------------------------------------
 Net property, plant and equipment. . . . . . . . . . . . . .   154,778,666    150,255,851
-------------------------------------------------------------------------------------------

 INVESTMENTS. . . . . . . . . . . . . . . . . . . . . . . . .       362,855        517,901
-------------------------------------------------------------------------------------------

 CURRENT ASSETS
   Cash and cash equivalents. . . . . . . . . . . . . . . . .     2,458,276      1,188,335
   Accounts receivable (less allowance for uncollectibles
      of $659,628 and $621,516, respectively) . . . . . . . .    24,045,853     21,266,309
   Materials and supplies, at average cost. . . . . . . . . .       995,165      1,106,995
   Merchandise inventory, at FIFO . . . . . . . . . . . . . .     1,193,585      1,610,786
   Propane inventory, at average cost . . . . . . . . . . . .     4,028,878      2,518,871
   Storage gas prepayments. . . . . . . . . . . . . . . . . .     3,033,772      4,326,416
   Underrecovered purchased gas costs . . . . . . . . . . . .     2,968,931      6,519,754
   Income taxes receivable. . . . . . . . . . . . . . . . . .       488,339        675,504
   Deferred income taxes receivable . . . . . . . . . . . . .       417,665              0
   Prepaid expenses . . . . . . . . . . . . . . . . . . . . .     2,833,314      1,932,245
   Other current assets . . . . . . . . . . . . . . . . . . .       755,683        276,781
-------------------------------------------------------------------------------------------
 Total current assets . . . . . . . . . . . . . . . . . . . .    43,219,461     41,421,996
-------------------------------------------------------------------------------------------

 DEFERRED CHARGES AND OTHER ASSETS
   Environmental regulatory assets. . . . . . . . . . . . . .     2,527,251      2,677,010
   Environmental expenditures . . . . . . . . . . . . . . . .     2,557,406      3,189,156
   Goodwill, net. . . . . . . . . . . . . . . . . . . . . . .       869,519      5,543,519
   Other intangible assets, net . . . . . . . . . . . . . . .     1,927,622      2,180,764
   Other deferred charges . . . . . . . . . . . . . . . . . .     4,701,394      4,548,829
-------------------------------------------------------------------------------------------
 Total deferred charges and other assets. . . . . . . . . . .    12,583,192     18,139,278
-------------------------------------------------------------------------------------------



 TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . .  $210,944,174   $210,335,026
===========================================================================================

          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.


CONSOLIDATED BALANCE SHEETS

 CAPITALIZATION AND LIABILITIES
-------------------------------------------------------------------------------------------
AT DECEMBER 31,                                                    2002           2001
-------------------------------------------------------------------------------------------
 CAPITALIZATION
   Stockholders' equity
   Common Stock, par value $.4867 per share;
    (authorized 12,000,000 shares; issued and
     outstanding 5,537,710 and 5,424,962 shares,
     for 2002 and 2001, respectively) . . . . . . . . . . . .  $  2,694,935   $  2,640,060
   Additional paid-in capital . . . . . . . . . . . . . . . .    31,756,983     29,653,992
   Retained earnings. . . . . . . . . . . . . . . . . . . . .    32,238,510     34,555,560
-------------------------------------------------------------------------------------------
 Total stockholders' equity . . . . . . . . . . . . . . . . .    66,690,428     66,849,612

 Long-term debt, net of current maturities. . . . . . . . . .    73,407,684     48,408,596
-------------------------------------------------------------------------------------------
 Total capitalization . . . . . . . . . . . . . . . . . . . .   140,098,112    115,258,208
-------------------------------------------------------------------------------------------

 CURRENT LIABILITIES
   Current portion of long-term debt. . . . . . . . . . . . .     3,938,006      2,686,145
   Short-term borrowing . . . . . . . . . . . . . . . . . . .    10,900,000     42,100,000
   Accounts payable . . . . . . . . . . . . . . . . . . . . .    21,141,996     14,551,621
   Refunds payable to customers . . . . . . . . . . . . . . .       497,842        971,575
   Customer deposits. . . . . . . . . . . . . . . . . . . . .     2,007,983      1,730,354
   Accrued interest . . . . . . . . . . . . . . . . . . . . .       699,831      1,758,401
   Dividends payable. . . . . . . . . . . . . . . . . . . . .     1,521,982      1,491,832
   Deferred income taxes payable. . . . . . . . . . . . . . .             0        848,271
   Accrued compensation . . . . . . . . . . . . . . . . . . .     1,777,544      1,867,743
   Other accrued liabilities. . . . . . . . . . . . . . . . .     2,052,442      2,006,140
-------------------------------------------------------------------------------------------
 Total current liabilities. . . . . . . . . . . . . . . . . .    44,537,626     70,012,082
-------------------------------------------------------------------------------------------

 DEFERRED CREDITS AND OTHER LIABILITIES
   Deferred income taxes. . . . . . . . . . . . . . . . . . .    17,263,501     15,732,842
   Deferred income tax credits. . . . . . . . . . . . . . . .       547,541        602,357
   Environmental liability. . . . . . . . . . . . . . . . . .     2,802,424      3,199,733
   Accrued pension costs. . . . . . . . . . . . . . . . . . .     1,619,456      1,595,650
   Other liabilities. . . . . . . . . . . . . . . . . . . . .     4,075,514      3,934,154
-------------------------------------------------------------------------------------------
 Total deferred credits and other liabilities . . . . . . . .    26,308,436     25,064,736
-------------------------------------------------------------------------------------------

 COMMITMENTS AND CONTINGENCIES (NOTES M AND N)



 TOTAL CAPITALIZATION AND LIABILITIES . . . . . . . . . . . .  $210,944,174   $210,335,026
===========================================================================================

          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.


CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31,                                   2002           2001           2000
----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income. . . . . . . . . . . . . . . . . . . . . . . . .  $  3,729,153   $  6,721,537   $  7,489,201
  Adjustments to reconcile net income to net operating cash:
    Goodwill impairment . . . . . . . . . . . . . . . . . . .     4,674,000              0              0
    Depreciation and amortization . . . . . . . . . . . . . .     9,311,483      8,333,482      7,142,611
    Depreciation included in other costs. . . . . . . . . . .     1,111,662        659,576        789,516
    Deferred income taxes, net. . . . . . . . . . . . . . . .       264,723        508,813      2,922,815
    Mark-to-market adjustments. . . . . . . . . . . . . . . .      (704,906)       906,551       (689,032)
    Employee benefits and compensation. . . . . . . . . . . .       188,616        193,777        297,165
    Other, net. . . . . . . . . . . . . . . . . . . . . . . .        34,570         18,298       (759,742)
  Changes in assets and liabilities:
    Accounts receivable, net. . . . . . . . . . . . . . . . .    (2,779,544)    16,549,829    (16,745,492)
    Inventories, storage gas and materials. . . . . . . . . .       311,668      1,117,052     (3,307,421)
    Prepaid expenses and other current assets . . . . . . . .      (196,163)        83,031        217,126
    Other deferred charges. . . . . . . . . . . . . . . . . .      (347,671)    (1,725,090)        95,657
    Accounts payable, net . . . . . . . . . . . . . . . . . .     6,590,375    (19,103,097)    16,789,600
    Refunds payable to customers. . . . . . . . . . . . . . .      (473,733)       (43,553)       235,620
    Accrued income taxes. . . . . . . . . . . . . . . . . . .       187,165        484,257     (1,085,989)
    Accrued interest. . . . . . . . . . . . . . . . . . . . .    (1,058,570)     1,163,226         13,526
    Over (under) recovered purchased gas costs. . . . . . . .     3,550,823        828,533     (6,111,373)
    Other . . . . . . . . . . . . . . . . . . . . . . . . . .        (4,550)    (1,245,624)     1,072,842
----------------------------------------------------------------------------------------------------------
Net cash provided by operating activities . . . . . . . . . .    24,389,101     15,450,598      8,366,630
----------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Property, plant and equipment expenditures, net . . . . . .   (14,705,244)   (27,414,426)   (21,150,059)
  Purchase of intangibles . . . . . . . . . . . . . . . . . .        12,427     (2,208,700)      (619,359)
  Environmental recoveries, net of expenditures . . . . . . .       631,750        437,319        (51,587)
----------------------------------------------------------------------------------------------------------
Net cash used by investing activities . . . . . . . . . . . .   (14,061,067)   (29,185,807)   (21,821,005)
----------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Common stock dividends, net of amounts
    reinvested of $693,583, $609,793 & $520,712
    in 2002, 2001 & 2000, respectively. . . . . . . . . . . .    (5,322,195)    (5,216,044)    (5,022,313)
  Issuance of stock:
    Dividend Reinvestment Plan optional cash. . . . . . . . .       266,638        191,765        197,797
    Retirement Savings Plan . . . . . . . . . . . . . . . . .     1,011,515      1,023,919        916,159
  Net (repayments) borrowing under line of credit agreements.   (31,200,000)    16,700,000      2,400,000
  Proceeds from issuance of long-term debt. . . . . . . . . .    29,918,850        300,000     19,887,194
  Repayment of long-term debt . . . . . . . . . . . . . . . .    (3,732,901)    (2,682,412)    (2,675,319)
----------------------------------------------------------------------------------------------------------
Net cash (used) provided by financing activities. . . . . . .    (9,058,093)    10,317,228     15,703,518
----------------------------------------------------------------------------------------------------------

NET INCRASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . .     1,269,941     (3,417,981)     2,249,143
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD. . . . . . .     1,188,335      4,606,316      2,357,173
----------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD. . . . . . . . . .  $  2,458,276   $  1,188,335   $  4,606,316
==========================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest. . . . . . . . . . . . . . . . . . .  $  6,255,193   $  4,128,477   $  4,410,230
  Cash paid for income taxes. . . . . . . . . . . . . . . . .  $  2,160,750   $  3,601,400   $  3,212,080
----------------------------------------------------------------------------------------------------------

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31,                                   2002           2001           2000
----------------------------------------------------------------------------------------------------------
COMMON STOCK
  Balance - beginning of year . . . . . . . . . . . . . . . .  $  2,640,060   $  2,577,992   $  2,524,018
    Dividend Reinvestment Plan. . . . . . . . . . . . . . . .        24,229         20,977         19,983
    Retirement Savings Plan . . . . . . . . . . . . . . . . .        25,669         26,730         25,353
    Conversion of debentures. . . . . . . . . . . . . . . . .         2,199          3,117          5,173
    Performance shares and options exercised. . . . . . . . .         2,778         11,244          3,465
----------------------------------------------------------------------------------------------------------
  Balance - end of year . . . . . . . . . . . . . . . . . . .     2,694,935      2,640,060      2,577,992
----------------------------------------------------------------------------------------------------------

ADDITIONAL PAID-IN CAPITAL
  Balance - beginning of year . . . . . . . . . . . . . . . .    29,653,992     27,672,005     25,782,824
    Dividend Reinvestment Plan. . . . . . . . . . . . . . . .       936,268        780,582        698,526
    Retirement Savings Plan . . . . . . . . . . . . . . . . .       985,846        997,187        890,806
    Conversion of debentures. . . . . . . . . . . . . . . . .        74,632        105,639        175,599
    Performance shares and options exercised. . . . . . . . .       106,245         98,579        124,250
----------------------------------------------------------------------------------------------------------
  Balance - end of year . . . . . . . . . . . . . . . . . . .    31,756,983     29,653,992     27,672,005
----------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
  Balance - beginning of year . . . . . . . . . . . . . . . .    34,555,560     33,721,747     31,857,732
    Net income. . . . . . . . . . . . . . . . . . . . . . . .     3,729,153      6,721,537      7,489,201
    Cash dividends (1). . . . . . . . . . . . . . . . . . . .    (6,046,203)    (5,887,724)    (5,625,186)
----------------------------------------------------------------------------------------------------------
  Balance - end of year . . . . . . . . . . . . . . . . . . .    32,238,510     34,555,560     33,721,747
----------------------------------------------------------------------------------------------------------



TOTAL STOCKHOLDERS' EQUITY. . . . . . . . . . . . . . . . . .  $ 66,690,428   $ 66,849,612   $ 63,971,744
==========================================================================================================

(1) Cash dividends declared per share for 2002, 2001 and 2000 were $1.10, $1.10, and $1.07, respectively.




----------------------------------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31,                                   2002           2001           2000
----------------------------------------------------------------------------------------------------------
COMMON STOCK SHARES ISSUED AND OUTSTANDING (2)
  Balance - beginning of year . . . . . . . . . . . . . . . .     5,424,962      5,297,443      5,186,546
    Dividend Reinvestment Plan (3). . . . . . . . . . . . . .        49,782         43,101         41,056
    Sale of stock to the Company's Retirement Savings Plan. .        52,740         54,921         52,093
    Conversion of debentures. . . . . . . . . . . . . . . . .         4,518          6,395         10,628
    Performance shares and options exercised. . . . . . . . .         5,708         23,102          7,120
----------------------------------------------------------------------------------------------------------
  Balance - end of year (4) . . . . . . . . . . . . . . . . .     5,537,710      5,424,962      5,297,443
==========================================================================================================

(2) 12,000,000 shares are authorized at a par value of $0.4867 per share.
(3) Includes dividends reinvested and optional cash payments.
(4) The Company had 37,353, 30,446, and 7,442 shares held in Rabbi Trusts at December 31, 2002, 2001 and 2000, respectively.


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.



CONSOLIDATED STATEMENTS OF INCOME TAXES
----------------------------------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31,                                   2002           2001           2000
----------------------------------------------------------------------------------------------------------
CURRENT INCOME TAX EXPENSE
  Federal . . . . . . . . . . . . . . . . . . . . . . . . . .  $  1,628,267   $  3,194,125   $  1,598,184
  State . . . . . . . . . . . . . . . . . . . . . . . . . . .       572,545        602,548        264,294
  Investment tax credit adjustments, net. . . . . . . . . . .       (54,816)       (54,815)       (54,815)
----------------------------------------------------------------------------------------------------------
Total current income tax expense. . . . . . . . . . . . . . .     2,145,996      3,741,858      1,807,663
----------------------------------------------------------------------------------------------------------

DEFERRED INCOME TAX EXPENSE (1)
  Property, plant and equipment . . . . . . . . . . . . . . .     3,742,415        769,264      1,071,852
  Deferred gas costs. . . . . . . . . . . . . . . . . . . . .    (1,678,946)      (236,971)     2,404,994
  Pensions and other employee benefits. . . . . . . . . . . .      (139,861)       (71,089)      (115,615)
  Unbilled revenue. . . . . . . . . . . . . . . . . . . . . .       (67,231)       303,136       (736,700)
  Goodwill impairment . . . . . . . . . . . . . . . . . . . .    (1,785,160)             0              0
  Environmental expenditures. . . . . . . . . . . . . . . . .      (404,659)      (142,362)           879
  Other (2) . . . . . . . . . . . . . . . . . . . . . . . . .       553,600       (111,562)        63,519
----------------------------------------------------------------------------------------------------------
Total deferred income tax expense . . . . . . . . . . . . . .       220,158        510,416      2,688,929
----------------------------------------------------------------------------------------------------------
TOTAL INCOME TAX EXPENSE. . . . . . . . . . . . . . . . . . .  $  2,366,154   $  4,252,274   $  4,496,592
==========================================================================================================

RECONCILIATION OF EFFECTIVE INCOME TAX RATES
  Federal income tax expense (2). . . . . . . . . . . . . . .  $  2,072,404   $  3,840,832   $  4,075,170
  State income taxes, net of federal benefit. . . . . . . . .       583,564        492,850        489,831
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .      (289,814)       (81,408)       (68,409)
----------------------------------------------------------------------------------------------------------
TOTAL INCOME TAX EXPENSE. . . . . . . . . . . . . . . . . . .  $  2,366,154   $  4,252,274   $  4,496,592
==========================================================================================================
EFFECTIVE INCOME TAX RATE . . . . . . . . . . . . . . . . . .          38.8%          38.7%          37.5%

-------------------------------------------------------------------------------------------
AT DECEMBER 31,                                                    2002           2001
-------------------------------------------------------------------------------------------

DEFERRED INCOME TAXES
  DEFERRED INCOME TAX LIABILITIES:
    Property, plant and equipment . . . . . . . . . . . . . .  $ 19,568,426   $ 15,730,682
    Environmental costs . . . . . . . . . . . . . . . . . . .       881,567      1,286,226
    Deferred gas costs. . . . . . . . . . . . . . . . . . . .       960,321      2,607,170
    Other . . . . . . . . . . . . . . . . . . . . . . . . . .     1,307,081        935,104
-------------------------------------------------------------------------------------------
  Total deferred income tax liabilities . . . . . . . . . . .    22,717,395     20,559,182
-------------------------------------------------------------------------------------------

  DEFERRED INCOME TAX ASSETS:
    Unbilled revenue. . . . . . . . . . . . . . . . . . . . .     1,554,659      1,487,428
    Pension and other employee benefits . . . . . . . . . . .     1,505,008      1,464,878
    Goodwill impairment . . . . . . . . . . . . . . . . . . .     1,785,160              0
    Self insurance. . . . . . . . . . . . . . . . . . . . . .       547,349        535,141
    Other . . . . . . . . . . . . . . . . . . . . . . . . . .       479,383        490,622
-------------------------------------------------------------------------------------------
  Total deferred income tax assets. . . . . . . . . . . . . .     5,871,559      3,978,069
-------------------------------------------------------------------------------------------
Deferred Income Taxes Per Consolidated Balance Sheet. . . . .  $ 16,845,836   $ 16,581,113
===========================================================================================

(1) Includes $107,000, $102,000 and $298,000 of deferred state income taxes for the years 2002, 2001 and 2000, respectively.
(2) Federal income taxes for the years 2002 and 2000 were recorded at 34%. The year 2001 was recorded at 35%.


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.


A.  SUMMARY  OF  ACCOUNTING  POLICIES
NATURE  OF  BUSINESS
Chesapeake Utilities Corporation ("Chesapeake" or "the Company") is engaged in natural gas distribution to approximately 45,100 customers located in central and southern Delaware, Maryland's Eastern Shore and Florida. The Company's natural gas transmission subsidiary operates a pipeline from various points in Pennsylvania and northern Delaware to the Company's Delaware and Maryland distribution divisions, as well as other utility and industrial customers in Pennsylvania, Delaware and the Eastern Shore of Maryland. The Company's propane distribution and wholesale marketing segment provides distribution service to approximately 34,600 customers in central and southern Delaware, the Eastern Shore of Maryland, Florida and Virginia, and markets propane to a number of large independent oil and petrochemical companies, resellers and propane distribution companies in the southeastern United States. The advanced information services segment provides consulting, custom programming, training, development tools and website development for national and international clients. The water services segment provides water conditioning and treatment products and services and bottled water.

PRINCIPLES  OF  CONSOLIDATION
The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. The Company does not have any ownership interests in investments accounted for using the equity method or in any special purpose entities. All significant intercompany transactions have been eliminated in consolidation.

SYSTEM  OF  ACCOUNTS
The natural gas distribution divisions of the Company located in Delaware, Maryland and Florida are subject to regulation by their respective PSCs with respect to their rates for service, maintenance of their accounting records and various other matters. Eastern Shore Natural Gas Company is an open access pipeline and is subject to regulation by the Federal Energy Regulatory Commission. The Company's financial statements are prepared in accordance with generally accepted accounting principles, which give appropriate recognition to the ratemaking and accounting practices and policies of the various commissions. The propane distribution and marketing, advanced information services and water segments are not subject to regulation with respect to rates or maintenance of accounting records.

PROPERTY,  PLANT,  EQUIPMENT  AND  DEPRECIATION
Utility property is stated at original cost while the assets of the non-utility segments are recorded at cost. The costs of repairs and minor replacements are charged to income as incurred and the costs of major renewals and betterments are capitalized. Upon retirement or disposition of utility property, the recorded cost of removal, net of salvage value, is charged to accumulated depreciation. Upon retirement or disposition of non-utility property, the gain or loss, net of salvage value, is charged to income. The provision for depreciation is computed using the straight-line method at rates that amortize the unrecovered cost of depreciable property over the estimated remaining useful life of the asset. Depreciation and amortization expenses are provided at an annual rate for each segment. Average rates for the past three years were 4 percent for natural gas distribution and transmission, 6 percent for propane distribution and marketing, 16 percent for advanced information services, 15 percent for water services and 9 percent for general plant.

CASH  AND  CASH  EQUIVALENTS
The Company's policy is to invest cash in excess of operating requirements in overnight income producing accounts. Such amounts are stated at cost, which approximates market value. Investments with an original maturity of three months or less are considered cash equivalents.

INVENTORIES
The Company uses the average cost method to value propane and materials and supplies inventory. The appliance inventory is valued at first-in first-out ("FIFO"). If the market prices drop below cost, inventory balances are adjusted to market values.

ENVIRONMENTAL  REGULATORY  ASSETS,  LIABILITIES  AND  EXPENDITURES
Environmental regulatory assets represent amounts related to environmental liabilities for which cash expenditures have not been made. As expenditures are incurred, the environmental liability is reduced along with the environmental regulatory asset. These amounts, awaiting ratemaking treatment, are recorded to either environmental expenditures as an asset or accumulated depreciation as cost of removal. Environmental expenditures are amortized and/or recovered through a rider to base rates in accordance with the ratemaking treatment granted in each jurisdiction.

GOODWILL  AND  OTHER  INTANGIBLE  ASSETS
Goodwill and other intangible assets are associated with the acquisition of non-utility companies. In accordance with SFAS No. 142, goodwill is not amortized, but is tested for impairment on an annual basis. Other intangible assets are amortized on a straight-line basis over their estimated economic useful lives.

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

FINANCIAL  INSTRUMENTS
Xeron, the Company's propane marketing operation, engages in trading activities using forward and futures contracts which have been accounted for using the mark-to-market method of accounting. Under mark-to-market accounting, the Company's trading contracts are recorded at fair value, net of future servicing costs, and changes in market price are recognized as gains or losses in the income statement in the period of change. The resulting unrealized gains and losses are recorded as assets or liabilities, respectively. At December 31, 2002, there was an unrealized gain of $630,000. At December 31, 2001, there was an unrealized loss of $75,000. Trading liabilities are recorded in other accrued liabilities. Trading assets are recorded in prepaid expenses and other current assets.

The Company's natural gas and propane distribution operations have entered into agreements with natural gas and propane suppliers to purchase gas for resale to their customers. Purchases under these contracts are considered "normal purchases and sales" under SFAS No. 133 and are not marked-to-market.

EARNINGS  PER  SHARE
The calculations of both basic and diluted earnings per share are presented below. In 2002, the impact of assuming the conversion of debentures would have been anti-dilutive; therefore, it was not included in the calculation. Additionally, in both 2002 and 2001, the effect of assuming the exercise of the outstanding stock options would have been anti-dilutive; therefore, it was not included in the calculations.


--------------------------------------------------------------------------------------------
 FOR THE YEARS ENDED DECEMBER 31,                            2002        2001        2000
--------------------------------------------------------------------------------------------
CALCULATION OF BASIC EARNINGS PER SHARE BEFORE
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:
       Net income before cumulative effect of
          change in accounting principle . . . . . . . .  $5,645,153  $6,721,537  $7,489,201
       Weighted average shares outstanding . . . . . . .   5,489,424   5,367,433   5,249,439
--------------------------------------------------------------------------------------------
 BASIC EARNINGS PER SHARE BEFORE CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE . . . . . .  $     1.03  $     1.25  $     1.43
--------------------------------------------------------------------------------------------

 CALCULATION OF DILUTED EARNINGS PER SHARE BEFORE
    CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:
 RECONCILIATION OF NUMERATOR:
       Net income before cumulative effect of
          change in accounting principle -- Basic. . . .  $5,645,153  $6,721,537  $7,489,201
       Effect of 8.25% Convertible debentures. . . . . .           0     171,725     179,701
--------------------------------------------------------------------------------------------
    Adjusted numerator -- Diluted. . . . . . . . . . . .  $5,645,153  $6,893,262  $7,668,902
--------------------------------------------------------------------------------------------
 RECONCILIATION OF DENOMINATOR:
       Weighted shares outstanding -- Basic. . . . . . .   5,489,424   5,367,433   5,249,439
       Effect of dilutive securities
          Stock options. . . . . . . . . . . . . . . . .           0           0      11,484
          Warrants . . . . . . . . . . . . . . . . . . .       1,649         849           0
          8.25% Convertible debentures . . . . . . . . .           0     201,125     209,893
--------------------------------------------------------------------------------------------
       Adjusted denominator -- Diluted . . . . . . . . .   5,491,073   5,569,407   5,470,816
--------------------------------------------------------------------------------------------

 DILUTED EARNINGS PER SHARE BEFORE CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE . . . . . .  $     1.03  $     1.24  $     1.40
============================================================================================


OPERATING  REVENUES
Revenues for the natural gas distribution operations of the Company are based on rates approved by the various public service commissions. The natural gas transmission operation revenues are based on rates approved by FERC. Customers' base rates may not be changed without formal approval by these commissions. However, the regulatory authorities have granted the Company's regulated natural gas distribution operations the ability to negotiate rates with customers that have competitive alternatives using approved methodologies. In addition, the natural gas transmission operation can negotiate rates above or below the FERC-approved tariff rates. With the exception of the Company's Florida division, the Company recognizes revenues from meters read on a monthly cycle basis. This practice results in unbilled and unrecorded revenue from the cycle date through the end of the month. The Florida division recognizes revenues based on services rendered and records an amount for gas delivered but not yet billed.

Chesapeake's natural gas distribution operations each have a gas cost recovery mechanism that provides for the adjustment of rates charged to customers as gas costs fluctuate. These amounts are collected or refunded through adjustments to rates in subsequent periods.

The Company charges flexible rates to the natural gas distribution's industrial interruptible customers to make them competitive with alternative types of fuel. Based on pricing, these customers can choose natural gas or alternative types of supply. Neither the Company nor the interruptible customer is contractually obligated to deliver or receive natural gas.

The propane distribution operation records revenues on either an "as delivered" or a "metered" basis depending on the customer type. The propane marketing operation records trading activity net, on a mark-to-market basis for open contracts.

The advanced information services, water services and other segments record revenue in the period the products are delivered and/or services are rendered.

CERTAIN  RISKS  AND  UNCERTAINTIES
The financial statements are prepared in conformity with generally accepted accounting principles that require management to make estimates in measuring assets and liabilities and related revenues and expenses (see Notes M and N to the Consolidated Financial Statements for significant estimates). These estimates involve judgments with respect to, among other things, various future economic factors that are difficult to predict and are beyond the control of the Company. Therefore, actual results could differ from those estimates.

The  Company  records certain assets and liabilities in accordance with SFAS No.
71. If the Company were required to terminate application of SFAS No. 71 for its regulated operations, all such deferred amounts would be recognized in the income statement at that time. This would result in a charge to earnings, net of applicable income taxes, which could be material.

FASB  STATEMENTS  AND  OTHER  AUTHORITATIVE  PRONOUNCEMENTS
During the third quarter, the Company implemented the provisions of a recent consensus reached by the EITF of the FASB that reconsidered certain provisions in EITF Issue No. 02-03 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." EITF 02-03 addresses the presentation of revenue and expense associated with energy trading contracts on a gross versus net basis. Previously, the EITF concluded that gross presentation was acceptable. However, during deliberations held in June 2002, a consensus was reached that net presentation should be required. This consensus also indicated that implementation would be effective for the third quarter 2002 reporting cycle and that prior periods should also be reclassified.

Under prior standards, the Company classified certain energy trading contracts entered into by its propane wholesale marketing operations on a gross basis. Recording the energy trading contracts on a net basis did not change the gross margin, net income, earnings per share or the financial position of the Company. For the years ended December 31, 2002 and 2001, both revenues and cost of sales were reduced by $96.5 million and $170.8 million, respectively. As stated above, there was no impact on gross margin, net income, earnings per share or the financial position of the Company.

On June 30, 2001, the FASB issued SFAS Nos. 142 and 143. SFAS No. 142, "Goodwill and Other Intangible Assets," eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives. The pronouncement requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, amortization of goodwill for acquisitions completed after June 30, 2001, was prohibited. This pronouncement was adopted in the first quarter of 2002. See Note F to the Consolidated Financial Statements for a description of its impact on the financial statements and additional disclosures required by the pronouncement.

SFAS No. 143, "Accounting for Asset Retirement Obligations," provides guidance on the accounting for obligations associated with the retirement of long-lived assets. The pronouncement requires a liability to be recognized in the financial statements for retirement obligations meeting specific criteria. Measurement of the initial obligation is to approximate fair value with an equivalent amount recorded as an increase in the value of the capitalized asset. The asset will be depreciable in accordance with normal depreciation policy and the liability will be increased, with a charge to the income statement, until the obligation is settled. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company's initial review of the impact of adopting SFAS No. 143 has been completed, and it is not expected to have a material impact on the Company's income. The Company may be required to reclassify amounts representing negative salvage value on its utility property out of accumulated depreciation and establish a liability account.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. "SFAS No. 145 covers the reporting of gains and losses on extinguishment of debt. This pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

The FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" in June 2002. It requires that a liability for a cost associated with an exit or disposal activity be recognized when a liability is incurred. Under previous guidelines, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. Adoption of this pronouncement is not expected to impact the Company's financial position or results of operations.

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

The FASB also adopted SFAS No. 147, "Acquisitions of Certain Financial Institutions," and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," in 2002. These pronouncements had no impact on the Company's financial position or results of operations.

RESTATEMENT  AND  RECLASSIFICATION  OF  PRIOR  YEARS'  AMOUNTS
Certain prior years' amounts have been reclassified to conform to the current year's presentation.

B.  BUSINESS  COMBINATIONS
During 2001, Chesapeake acquired Absolute Water Care, Inc., and selected assets of Aquarius Systems, Inc., EcoWater Systems of Rochester, Intermountain Water, Inc. and Blue Springs Water. In January 2000, Chesapeake acquired Carroll Water Systems, Inc. These companies provide water treatment, water conditioning and bottled water to customers in various geographic regions.

These acquisitions were all accounted for as purchases and the Company's financial results include the results of operations from the dates of acquisition.

C.  SEGMENT  INFORMATION
The following table presents information about the Company's reportable segments.


----------------------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31,                       2002           2001           2000
----------------------------------------------------------------------------------------------
OPERATING REVENUES, UNAFFILIATED CUSTOMERS
   Natural gas distribution and transmission. . .  $ 93,455,546   $107,824,752   $ 99,616,794
   Propane distribution and marketing . . . . . .    24,521,931     27,612,578     31,779,593
   Advanced information services. . . . . . . . .    12,523,856     14,103,890     12,353,056
   Water services . . . . . . . . . . . . . . . .    11,720,505      9,971,020      7,010,538
   Other. . . . . . . . . . . . . . . . . . . . .         7,697              0         26,005
----------------------------------------------------------------------------------------------
Total operating revenues, unaffiliated customers.  $142,229,535   $159,512,240   $150,785,986
----------------------------------------------------------------------------------------------
INTERSEGMENT REVENUES (1)
   Natural gas distribution and transmission. . .  $     90,730   $    112,006   $    119,480
   Advanced information services. . . . . . . . .       239,767              0         36,535
   Water services . . . . . . . . . . . . . . . .        10,462              0              0
   Other. . . . . . . . . . . . . . . . . . . . .       709,759        783,051        814,995
----------------------------------------------------------------------------------------------
Total intersegment revenues . . . . . . . . . . .  $  1,050,718   $    895,057   $    971,010
----------------------------------------------------------------------------------------------
OPERATING INCOME BEFORE INCOME TAXES
   Natural gas distribution and transmission. . .  $ 14,986,857   $ 14,454,665   $ 12,548,996
   Propane distribution and marketing . . . . . .     1,051,888        912,819      2,135,001
   Advanced information services. . . . . . . . .       343,296        517,427        335,849
   Water services . . . . . . . . . . . . . . . .    (2,785,761)      (724,557)       190,178
   Other & eliminations . . . . . . . . . . . . .       236,090        385,404        815,947
----------------------------------------------------------------------------------------------
Total operating income before income taxes. . . .  $ 13,832,370   $ 15,545,758   $ 16,025,971
----------------------------------------------------------------------------------------------
DEPRECIATION AND AMORTIZATION
   Natural gas distribution and transmission. . .  $  6,428,683   $  5,638,336   $  5,236,008
   Propane distribution and marketing . . . . . .     1,602,655      1,465,215      1,446,063
   Advanced information services. . . . . . . . .       208,430        255,760        280,053
   Water services . . . . . . . . . . . . . . . .       843,155        741,668        375,432
   Other & eliminations . . . . . . . . . . . . .       228,560        232,503       (194,945)
----------------------------------------------------------------------------------------------
Total depreciation and amortization . . . . . . .  $  9,311,483   $  8,333,482   $  7,142,611
----------------------------------------------------------------------------------------------
CAPITAL EXPENDITURES
   Natural gas distribution and transmission. . .  $ 12,116,993   $ 23,185,889   $ 17,355,382
   Propane distribution and marketing . . . . . .     1,231,199      2,453,081      3,762,630
   Advanced information services. . . . . . . . .        99,290        252,159        240,727
   Water services . . . . . . . . . . . . . . . .     1,203,997      2,892,799        998,672
   Other. . . . . . . . . . . . . . . . . . . . .       388,051        401,877        698,318
----------------------------------------------------------------------------------------------
Total capital expenditures. . . . . . . . . . . .  $ 15,039,530   $ 29,185,805   $ 23,055,729
----------------------------------------------------------------------------------------------

(1) All significant intersegment revenues are billed at market rates and have been eliminated from consolidated revenues.





----------------------------------------------------------------------------------------------
AT DECEMBER 31, . . . . . . . . . . . . . . . . .          2002           2001           2000
----------------------------------------------------------------------------------------------
IDENTIFIABLE ASSETS
   Natural gas distribution and transmission. . .  $153,609,232   $151,872,347   $139,985,168
   Propane distribution and marketing . . . . . .    37,737,882     34,314,633     48,800,935
   Advanced information services. . . . . . . . .     2,734,188      2,593,740      2,382,407
   Water services . . . . . . . . . . . . . . . .     7,197,328     12,001,461      7,724,647
   Other. . . . . . . . . . . . . . . . . . . . .     9,665,544      9,552,845     11,771,858
----------------------------------------------------------------------------------------------
Total identifiable assets . . . . . . . . . . . .  $210,944,174   $210,335,026   $210,665,015
----------------------------------------------------------------------------------------------


Chesapeake uses the management approach to identify operating segments. Chesapeake organizes its business around differences in products or services and the operating results of each segment are regularly reviewed by the Company's chief operating decision maker in order to make decisions about resources and to assess performance. The segments are evaluated based on their pre-tax operating income.

In 2002, water services began to be reported separately. Also in 2002, the management of the customers served by the Company's underground piped propane operations was transferred to the propane segment from the natural gas distribution and transmission segment. Segment results for all periods shown have been reclassified to reflect these changes.

D.  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
Various items within the balance sheet are considered to be financial instruments because they are cash or are to be settled in cash. The carrying values of these items generally approximate their fair value (see Note E to the Consolidated Financial Statements for disclosure of fair value of investments). The Company's open forward and futures contracts at December 31, 2002, and December 31, 2001, had a net unrealized gain in fair value of $630,000 and a net unrealized loss in fair value of $75,000, respectively, based on market rates. The fair value of the Company's long-term debt is estimated using a discounted cash flow methodology. The Company's long-term debt at December 31, 2002, including current maturities, had an estimated fair value of $88.0 million as compared to a carrying value of $77.3 million. At December 31, 2001, the estimated fair value was approximately $56.9 million as compared to a carrying value of $51.1 million. These estimates are based on published corporate borrowing rates for debt instruments with similar terms and average maturities.

E.  INVESTMENTS
The investment balances at December 31, 2002 and 2001, consisted primarily of a Rabbi Trust ("the trust") associated with the acquisition of Xeron, Inc. The Company has classified the underlying investments held by the trust as trading securities, which require all gains and losses to be recorded into non-operating income. The trust was established during the acquisition as a retention bonus for an executive of Xeron. The Company has an associated liability recorded which is adjusted, along with non-operating expense, for the gains and losses incurred by the trust.

F.  GOODWILL  AND  OTHER  INTANGIBLE  ASSETS
The Company adopted SFAS No. 142 in the first quarter of 2002. Application of the non-amortization provisions resulted in $154,000 of additional income ($0.03 per share), after tax, for 2002 compared to 2001. The Company performed a test as of January 1, 2002, for goodwill impairment using the two-step process prescribed in SFAS No. 142. The first step was a screen for potential impairment, using January 1, 2002, as the measurement date. The second step was a measurement of the amount of the goodwill determined to be impaired. The results of the tests indicated that the goodwill associated with the Company's water business was impaired and that the amount of the impairment was $3.2 million. This was recorded as the cumulative effect of a change in accounting principle. The fair value of the water business was determined using several methods, including discounted cash flow projections and market valuations for recent purchases and sales of similar businesses. These were weighted based on their expected probability. The previous test for impairment of goodwill, prescribed under SFAS No. 121, looked at undiscounted cash flows. The determination that the goodwill associated with the Company's water business was impaired was the result of the more stringent tests required by the new pronouncement. SFAS No. 142 requires that impairment tests be performed annually. At December 31, 2002, the test indicated an additional impairment charge of $1.5 million was necessary. The unprofitable performance of the Company's water services business was the primary cause of the impairment.

The change in the carrying value of goodwill for the year ended December 31, 2002, is as follows:


                                                  WATER
                                                BUSINESSES     PROPANE       TOTAL
                                               ------------  -----------  ------------
 Balance at January 1, 2002 . . . . . . . . .  $ 4,869,068   $   674,451  $ 5,543,519
 Impairment charges . . . . . . . . . . . . .   (4,674,000)            0   (4,674,000)
--------------------------------------------------------------------------------------
 Balance at December 31, 2002 . . . . . . . .  $   195,068   $   674,451  $   869,519
--------------------------------------------------------------------------------------


The  impact  of  the  non-amortization provision of SFAS No. 142 was as follows:


                                                               BASIC        DILUTED
                                                   NET        EARNINGS     EARNINGS
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2001     INCOME      PER SHARE    PER SHARE
---------------------------------------------  ------------  -----------  ------------
 Net Income . . . . . . . . . . . . . . . . .  $ 6,721,537   $     1.252  $     1.238
 Amortization of goodwill, after tax. . . . .      153,594         0.029        0.027
--------------------------------------------------------------------------------------
 Net Income, exclusive of amortization. . . .  $ 6,875,131   $     1.281  $     1.265
--------------------------------------------------------------------------------------


Intangible  assets  subject  to  amortization  are  as  follows:


                                DECEMBER, 2002                DECEMBER 31, 2001
                         ----------------------------  ----------------------------
                              Gross                         Gross
                            Carrying    Accumulated       Carrying    Accumulated
                             Amount     Amortization       Amount     Amortization
                         -------------  -------------  -------------  -------------
 Customer Lists . . . .  $   1,099,202  $     191,838  $   1,111,651  $      82,141
 Non-compete agreements      1,000,000        256,257      1,000,000        140,417
 Acquisition costs. . .        379,400        102,885        379,541         87,870
-----------------------------------------------------------------------------------
 Total. . . . . . . . .  $   2,478,602  $     550,980  $   2,491,192  $     310,428
-----------------------------------------------------------------------------------


Amortization of intangible assets was $241,000 for 2002. For the year ended December 31, 2001, amortization of intangibles, excluding goodwill, was $132,000. The estimated annual amortization of intangibles for the next five years is: $224,000 for 2003; $224,000 for 2004; $213,000 for 2005; $213,000 for
2006;  and  $213,000  for  2007.

G.  COMMON  STOCK  AND  ADDITIONAL  PAID-IN  CAPITAL
In 2000 and 2001, the Company entered into agreements with an investment banker to assist in identifying acquisition candidates. Under the agreements, the Company issued warrants to the investment banker to purchase 15,000 shares of Company stock in 2001 at a price of $18.25 per share and 15,000 shares in 2000 at a price of $18.00. The warrants are exercisable during a seven-year period after the date granted. The Company has recognized expenses of $47,500 related to the warrants. No warrants have been exercised.

H.  LONG-TERM  DEBT
The  outstanding  long-term  debt, net of current maturities, is as shown below.


------------------------------------------------------------------
AT DECEMBER 31,                              2002         2001
------------------------------------------------------------------
First mortgage sinking fund bonds:
   9.37% Series I, due December 15, 2004  $   756,000  $ 1,512,000
Uncollateralized senior notes:
   7.97% note, due February 1, 2008. . .    5,000,000    6,000,000
   6.91% note, due October 1, 2010 . . .    6,363,636    7,272,727
   6.85% note, due January 1, 2012 . . .    8,000,000   10,000,000
   7.83% note, due January 1, 2015 . . .   20,000,000   20,000,000
   6.64% note, due October 31, 2017. . .   30,000,000            0
Convertible debentures:
   8.25%  due March 1, 2014. . . . . . .    3,281,000    3,358,000
Other debt . . . . . . . . . . . . . . .        7,048      265,869
------------------------------------------------------------------
Total Long-Term Debt . . . . . . . . . .  $73,407,684  $48,408,596
------------------------------------------------------------------

Annual maturities of consolidated long-term debt for the next five years are as follows: $3,938,006 for 2003; $3,672,138 for 2004;
$2,909,091 for 2005; $4,909,091 for 2006;and  $7,636,364  for  2007.

The Company completed the private placement of $30.0 million of long-term debt due October 31, 2017, and drew down the funds on October 31, 2002. The debt has a fixed interest rate of 6.64 percent. The funds were used to repay short-term borrowing.

The convertible debentures may be converted, at the option of the holder, into shares of the Company's common stock at a conversion price of $17.01 per share. During 2002 and 2001, debentures totaling $77,000 and $109,000, respectively, were converted to stock. The debentures are also redeemable for cash at the option of the holder, subject to an annual non-cumulative maximum limitation of $200,000. During 2001 debentures totaling $4,000 were redeemed for cash. None were redeemed in 2002. At the Company's option, the debentures may be redeemed at stated amounts.

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

I.  SHORT-TERM  BORROWING
As of December 31, 2002, the Board of Directors had authorized the Company to borrow up to $35.0 million from various banks and trust companies under short-term lines of credit. Prior to the issuance of the $30.0 million long-term debt on October 31, 2002, the Company had authorization to borrow up to $55.0 million. As of December 31, 2002, the Company had four unsecured, short-term bank lines of credit totaling $75.0 million, none of which required compensating balances. Under these lines of credit, the Company had short-term debt outstanding of $10.9 million and $42.1 million at December 31, 2002 and 2001, respectively. The annual weighted average interest rates were 2.35 percent for 2002 and 4.43 percent for 2001.

J.  LEASE  OBLIGATIONS
The Company has entered several operating lease arrangements for office space at various locations, equipment and pipeline facilities. Rent expense related to these leases was $1.1 million, $827,000 and $652,000 for 2002, 2001 and 2000, respectively. Future minimum payments under the Company's current lease agreements are $854,000, $746,000, $586,000, $522,000 and $143,000 for the years of 2003 through 2007, respectively; and $677,000 thereafter, totaling $3.5 million.

K.  EMPLOYEE  BENEFIT  PLANS
     PENSION  PLAN
     In December 1998, the Company restructured its employee benefit plans to be competitive with those in similar industries. Chesapeake offered participants of the defined benefit plan the option to remain in the plan or receive a one-time payout and enroll in an enhanced retirement savings plan. Chesapeake closed the defined benefit plan to new participants, effective December 31, 1998. Benefits under the plan are based on each participant's years of service and highest average compensation. The Company's funding policy provides that payments to the trustee shall be equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974.

     The following schedule sets forth the funded status of the pension plan at December 31, 2002 and 2001:


-------------------------------------------------------------------------------
AT DECEMBER 31,                                         2002           2001
-------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION:
   Benefit obligation -- beginning of year . . . .  $ 10,120,364   $ 8,826,534
      Service cost . . . . . . . . . . . . . . . .       319,230       347,955
      Interest cost. . . . . . . . . . . . . . . .       672,392       646,205
      Change in discount rate. . . . . . . . . . .       372,918       659,629
      Actuarial (gain) loss. . . . . . . . . . . .      (307,100)       47,068
      Benefits paid. . . . . . . . . . . . . . . .      (395,814)     (407,027)
-------------------------------------------------------------------------------
   Benefit obligation -- end of year . . . . . . .    10,781,990    10,120,364
-------------------------------------------------------------------------------

CHANGE IN PLAN ASSETS:
   Fair value of plan assets -- beginning of year.    11,745,574    11,738,984
      Actual return on plan assets . . . . . . . .    (1,911,035)      413,617
      Benefits paid. . . . . . . . . . . . . . . .      (395,814)     (407,027)
-------------------------------------------------------------------------------
   Fair value of plan assets -- end of year. . . .     9,438,725    11,745,574
-------------------------------------------------------------------------------

FUNDED STATUS. . . . . . . . . . . . . . . . . . .    (1,343,265)    1,625,210
UNRECOGNIZED TRANSITION OBLIGATION . . . . . . . .       (50,955)      (66,059)
UNRECOGNIZED PRIOR SERVICE COST. . . . . . . . . .       (48,356)      (53,055)
UNRECOGNIZED NET LOSS (GAIN) . . . . . . . . . . .       659,522    (2,413,816)
-------------------------------------------------------------------------------
ACCRUED PENSION COST . . . . . . . . . . . . . . .     ($783,054)    ($907,720)
-------------------------------------------------------------------------------

ASSUMPTIONS:
   Discount rate . . . . . . . . . . . . . . . . .          6.75%         7.00%
   Rate of compensation increase . . . . . . . . .          5.00%         4.75%
   Expected return on plan assets. . . . . . . . .          8.50%         8.50%
-------------------------------------------------------------------------------


     Net periodic pension costs for the defined benefit pension plan for 2002, 2001 and 2000 include the components as shown below:


--------------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31,                     2002         2001         2000
--------------------------------------------------------------------------------------
COMPONENTS OF NET PERIODIC PENSION COST:
   Service cost. . . . . . . . . . . . . . . . .  $  319,230   $  347,955   $ 354,031
   Interest cost . . . . . . . . . . . . . . . .     672,392      646,205     605,185
   Expected return on assets . . . . . . . . . .    (980,915)    (981,882)   (859,245)
   Amortization of:
      Transition assets. . . . . . . . . . . . .     (15,104)     (15,104)    (15,104)
      Prior service cost . . . . . . . . . . . .      (4,699)      (4,699)     (4,699)
      Actuarial gain . . . . . . . . . . . . . .    (115,570)    (195,029)   (141,533)
--------------------------------------------------------------------------------------
NET PERIODIC PENSION BENEFIT . . . . . . . . . .   ($124,666)   ($202,554)   ($61,365)
--------------------------------------------------------------------------------------


     The Company sponsors an unfunded executive excess benefit plan. The accrued benefit obligation and accrued pension costs were $1.2 million and $840,000, respectively, as of December 31, 2002, and $1.2 million and $687,000, respectively, at December 31, 2001.

     RETIREMENT  SAVINGS  PLAN
     The Company sponsors a 401(k) Retirement Savings Plan, which provides participants a mechanism for making contributions for retirement savings. Each participant may make pre-tax contributions of up to 15 percent of eligible base compensation, subject to Internal Revenue Service limitations. For participants still covered by the defined benefit pension plan, the Company makes a contribution matching 60 percent or 100 percent of each participant's pre-tax contributions based on the participant's years of service, not to exceed six percent of the participant's eligible compensation for the plan year.

     Effective January 1, 1999, the Company began offering an enhanced 401(k) plan to all new employees, as well as existing employees that elected to no longer participate in the defined benefit plan. The Company makes matching contributions on a basis of up to six percent of each employee's pre-tax compensation for the year. The match is between 100 percent and 200 percent, based on a combination of the employee's age and years of service. The first 100 percent of the funds are matched with Chesapeake common stock. The remaining match is invested in the Company's 401(k) plan according to each employee's election options. On December 1, 2001, the Company converted the 401(k) fund holding Chesapeake stock to an Employee Stock Ownership Plan.

     Effective, January 1, 1999, the Company began offering a non-qualified supplemental employee retirement savings plan open to Company executives over a specific income threshold. Participants receive a cash only matching contribution percentage equivalent to their 401(k) match level. All contributions and matched funds earn interest income monthly. This plan is not funded externally.

     The Company's contributions to the 401(k) plans totaled $1,409,000, $1,352,000 and $1,231,000 for the years ended December 31, 2002, 2001 and
     2000, respectively. As of December 31, 2002, there are 220,467 shares reserved to fund future contributions to the Retirement Savings Plan.

     OTHER  POST-RETIREMENT  BENEFITS
     The Company sponsors a defined benefit post-retirement health care and life insurance plan that covers substantially all natural gas and corporate employees.

     Net periodic post-retirement costs for 2002, 2001 and 2000 include the following components:


--------------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31,                     2002         2001         2000
--------------------------------------------------------------------------------------
COMPONENTS OF NET PERIODIC POST-RETIREMENT COST:
   Service cost. . . . . . . . . . . . . . . . .  $    2,739   $      887   $   1,803
   Interest cost . . . . . . . . . . . . . . . .      68,437       49,799      57,584
   Amortization of:
      Transition obligation. . . . . . . . . . .      27,859       27,859      27,859
      Actuarial (gain) loss. . . . . . . . . . .      12,109       (1,717)          0
--------------------------------------------------------------------------------------
Net periodic post-retirement cost. . . . . . . .     111,144       76,828      87,246
Amounts amortized. . . . . . . . . . . . . . . .           -            -      25,028
--------------------------------------------------------------------------------------
TOTAL POST-RETIREMENT COST . . . . . . . . . . .  $  111,144   $   76,828   $ 112,274
--------------------------------------------------------------------------------------


     The following schedule sets forth the status of the post-retirement health care and life insurance plan:


-------------------------------------------------------------------------------
AT DECEMBER 31,                                         2002           2001
-------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION:
   Benefit obligation -- beginning of year . . . .  $    723,926   $   832,535
      Retirees . . . . . . . . . . . . . . . . . .       123,134       (58,485)
      Fully-eligible active employees. . . . . . .       140,786       (24,453)
      Other active . . . . . . . . . . . . . . . .        66,104       (25,671)
-------------------------------------------------------------------------------
Benefit obligation -- end of year. . . . . . . . .  $  1,053,950   $   723,926
-------------------------------------------------------------------------------

FUNDED STATUS. . . . . . . . . . . . . . . . . . .   ($1,053,950)    ($723,926)
UNRECOGNIZED TRANSITION OBLIGATION . . . . . . . .       105,859       133,718
UNRECOGNIZED NET LOSS (GAIN) . . . . . . . . . . .       304,827       (73,737)
-------------------------------------------------------------------------------
ACCRUED POST-RETIREMENT COST . . . . . . . . . . .     ($643,264)    ($663,945)
-------------------------------------------------------------------------------

ASSUMPTIONS:
   Discount rate . . . . . . . . . . . . . . . . .          6.75%         7.00%
-------------------------------------------------------------------------------


     The health care inflation rate for 2002 is assumed to be 12 percent for medical and 16 percent for prescription drugs. These rates are projected to gradually decrease to ultimate rates of 5 and 6 percent, respectively, by the year 2009. A one percentage point increase in the health care inflation rate from the assumed rate would increase the accumulated post-retirement benefit obligation by approximately $114,000 as of January 1, 2003, and would increase the aggregate of the service cost and interest cost components of the net periodic post-retirement benefit cost for 2003 by approximately $9,000. A one percentage point decrease in the health care inflation rate from the assumed rate would decrease the accumulated post-retirement benefit obligation by approximately $96,000 as of January 1, 2003, and would decrease the aggregate of the service cost and interest cost components of the net periodic post-retirement benefit cost for 2003 by approximately $7,000.

L.  EXECUTIVE  INCENTIVE  PLANS
The Performance Incentive Plan ("the Plan") adopted in 1992 allows for the granting of stock options, stock appreciation rights and performance shares to certain officers of the Company over a 10-year period. Stock options granted under the Plan entitle participants to purchase shares of the Company's common stock, exercisable in cumulative installments of up to one-third on each anniversary of the commencement of the award period. The plan also enables participants the right to earn performance shares upon the Company's achievement of certain performance goals as set forth in the specific agreements and the individual's achievement of goals set annually for each executive.

The Company executed Stock Option Agreements for a three-year performance period ending December 31, 2000, with certain executive officers. One-half of these options became exercisable over time and the other half became exercisable if certain performance targets are achieved. In 2000, the Company replaced the third year of this Stock Option Agreement with Stock Appreciation Rights ("SARs"). The SARs are awarded based on performance with a minimum number of SARs established for each participant. During 2001 and 2000, the Company granted 10,650 and 13,150 SARs, respectively, in conjunction with the agreement. Chesapeake currently awards performance shares annually for certain other executive officers. Each year participants are eligible to earn a maximum number of performance shares, based on the Company's achievement of certain performance goals. The Company recorded compensation expense of $165,000, $123,000 and $118,000 associated with these performance shares in 2002, 2001 and 2000, respectively.

Changes  in  outstanding  options  were  as  shown  on  the  chart  below:


------------------------------------------------------------------------------------------------------------
                                             2002                    2001                   2000
                                    NUMBER        OPTION       NUMBER     OPTION      NUMBER     OPTION
                                   OF SHARES       PRICE      OF SHARES    PRICE     OF SHARES    PRICE
------------------------------------------------------------------------------------------------------------
 Balance - beginning of year. . . .   41,948      $20.50      110,093  $12.75-$20.50  163,637  $12.75-$20.50
      Options exercised . . . . . .                           (53,220)     $12.75
      Options expired . . . . . . .                           (14,925)     $12.75
      Options forfeited or replaced                                                   (53,544)     $20.50
------------------------------------------------------------------------------------------------------------
 Balance - end of year. . . . . . .   41,948      $20.50       41,948      $20.50     110,093      $20.50
------------------------------------------------------------------------------------------------------------
 Exercisable. . . . . . . . . . . .   41,948      $20.50       41,948      $20.50     110,093  $12.75-$20.50
------------------------------------------------------------------------------------------------------------

In December 1997, the Company granted stock options to certain executive officers of the Company. SFAS No. 123 requires the disclosure of pro forma net income and earnings per share as if fair value based accounting had been used to account for the stock-based compensation costs. Accordingly, pro forma net income, basic earnings per share and diluted earnings per share for 2000 were $7,475,885, $1.42 and $1.40, respectively. The assumptions used in calculating the pro forma information were: dividend yield, 4.73 percent; expected volatility, 15.53 percent; risk-free interest rate, 5.89 percent; and an expected life of four years. No options have been granted since 1997; therefore, there is no pro forma impact for 2002 or 2001. The weighted average exercise price of outstanding options was $20.50, $20.50 and $15.70 at December 31, 2002, 2001 and 2000, respectively. The options outstanding at December 31, 2002, expire on December 31, 2005. As of December 31, 2002, there were 336,241 shares reserved for issuance under the terms of the Company's Performance Incentive Plan.

M.  ENVIRONMENTAL  COMMITMENTS  AND  CONTINGENCIES
The Company is currently participating in the investigation, assessment or remediation of three former gas manufacturing plant sites located in different jurisdictions, including the exploration of corrective action options to remove environmental contaminants. The Company has accrued liabilities for the Dover Gas Light, Salisbury Town Gas Light and the Winter Haven Coal Gas sites. The
Company is currently in discussions with the Maryland Department of the Environment ("MDE") regarding a fourth site in Cambridge, Maryland.

In May 2001, Chesapeake, General Public Utilities Corporation, Inc. (now First Energy), the State of Delaware and the United States Environmental Protection Agency ("EPA") signed a settlement term sheet reflecting the agreement in principle to settle a lawsuit with respect to the Dover Gas Light site. The terms of the final agreement have been memorialized in two consent decrees and have been approved by all parties. The consent decrees have been presented to the Department of Justice to its highest level of management for final approval. The consent decrees will then be published for public comment and submitted to a federal judge for final approval.

If  the  agreement  receives  final  approval,  Chesapeake  will:

o Receive a net payment of $1.15 million from other parties to the agreement. These proceeds will be passed on to Chesapeake's firm customers, in accordance with the environmental rate rider.

o Receive a release from liability and covenant not to sue from the EPA and the State of Delaware. This will relieve Chesapeake from liability for future remediation at the site, unless previously unknown conditions are discovered at the site, or information previously unknown to the EPA is received that indicates the remedial action related to the former manufactured gas plant is not sufficiently protective. These contingencies are standard, and are required by the United States in all liability settlements.

At December 31, 2002, the Company had accrued $2.1 million (discounted) of costs associated with the remediation of the Dover site and had recorded an associated regulatory asset for the same amount. Of that amount, $1.5 million was for estimated ground-water remediation and $600,000 was for remaining soil remediation. The $1.5 million represented the low end of the ground-water remediation estimates prepared by an independent consultant and was used because the Company could not, at that time, predict the remedy the EPA might require.

Through December 31, 2002, the Company has incurred approximately $9.2 million in costs relating to environmental testing and remedial action studies at the Dover site. Approximately $6.9 million has been recovered through December 2002 from other parties or through rates.

Upon receiving final court approval of the consent decrees, Chesapeake will reduce both the accrued environmental liability and the associated environmental regulatory asset to the amount required to complete its obligations.

The second site is the Salisbury Town Gas Light site in Salisbury, Maryland. In cooperation with the MDE, the Company performed remediation that included the following: (1) operation of an air sparging/soil vapor extraction ("AS/SVE") remedial system; (2) monitoring and recovery of product from recovery wells; and
(3) monitoring of ground-water quality. In February 2002, the MDE granted permission to permanently decommission the AS/SVE remedial system and abandon nearly all of the monitoring wells on-site and off-site. The Company is currently seeking a No Further Action ("NFA") for the site. The NFA would be conditional upon the Company performing continued product monitoring and recovery at one well location and implementing land use controls. Evaluation of historical sampling results is currently being performed to determine the level of land use controls that will be required by the MDE for the site.

The Company has adjusted the liability with respect to the Salisbury site to $21,000 at December 31, 2002. The Company had previously accrued $100,000 as of December 31, 2001. This amount is based on the estimated costs to perform limited product monitoring and recovery efforts and fulfill ongoing reporting requirements. A corresponding regulatory asset has been recorded, reflecting the Company's belief that costs incurred will be recoverable in base rates.

Through December 31, 2002, the Company has incurred approximately $2.9 million for remedial actions and environmental studies at the Maryland site. Of this amount, approximately $1.8 million has been recovered through insurance proceeds or ratemaking treatment. The Company will apply for the recovery of these and any future costs in the next base rate filing with the Maryland Public Service Commission.

The third site is located in the state of Florida. In January 2001, the Company filed a remedial action plan ("RAP") with the Florida Department of the
Environment ("FDEP"). The RAP was approved by the FDEP on May 4, 2001. The current estimate of remaining costs to complete the RAP is $681,000 (discounted). Accordingly, at December 31, 2002, the Company accrued a liability of $681,000. Through December 31, 2002, the Company has incurred approximately $319,000 of environmental costs associated with the Florida site. A regulatory asset of $406,000 representing the uncollected portion of the estimated clean up costs has also been recorded. Once the FDEP approves the RAP, the Company will commence with the remediation procedures per the RAP.

It is management's opinion that any unrecovered current costs and any other future costs associated with any of the three sites incurred will be recoverable through future rates or sharing arrangements with other responsible parties.

In August 2002, the Company along with two other parties met with MDE to discuss alleged manufactured gas plant contamination at a property located in Cambridge, Maryland. At that meeting, one of the other parties agreed to perform a remedial investigation of the site. The possible exposure of the Company at this site cannot be determined at this time.

It is management's opinion that any unrecovered current costs and any other future costs associated with any of the three sites incurred will be recoverable through future rates or sharing arrangements with other responsible parties.

N.  OTHER  COMMITMENTS  AND  CONTINGENCIES
     NATURAL  GAS  AND  PROPANE  SUPPLY
     The Company's natural gas and propane distribution operations have entered into contractual commitments for gas from various suppliers. The contracts have various expiration dates. In 2000, the Company entered into a long-term contract with an energy marketing and risk management company to manage a portion of the Company's natural gas transportation and storage capacity. That contract expires on October 31, 2003.

     CORPORATE  GUARANTEES
     The Company has issued corporate guarantees to certain vendors of its propane wholesale marketing subsidiary. The guarantees at December 31, 2002, totaled $4.5 million and expire on various dates in 2003.

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

O.  QUARTERLY  FINANCIAL  DATA  (UNAUDITED)
In the opinion of the Company, the quarterly financial information shown below includes all adjustments necessary for a fair presentation of the operations for such periods. Due to the seasonal nature of the Company's business, there are substantial variations in operations reported on a quarterly basis. Due to the adoption of EITF Issue No. 02-03 in the third quarter of 2002, which required reclassification of prior periods, the amounts presented below do not agree to amounts reported in prior Form 10-Q reports.


----------------------------------------------------------------------------------------------
FOR THE QUARTERS ENDED                   MARCH 31      JUNE 30     SEPTEMBER 30   DECEMBER 31
----------------------------------------------------------------------------------------------
2002
Operating Revenue. . . . . . . . . . .  $45,937,941  $31,661,191  $  23,528,465   $ 41,101,938
Gross Margin . . . . . . . . . . . . .   22,339,889   14,526,398     12,331,845     18,878,210
Operating Income . . . . . . . . . . .    5,906,924    1,701,808        198,372      2,562,574

Before Change in Accounting Principle
  Net Income (Loss). . . . . . . . . .    4,883,478      529,694       (939,165)     1,171,146
  Earnings per share:
    Basic. . . . . . . . . . . . . . .  $      0.90  $      0.10         ($0.17)  $       0.21
    Diluted. . . . . . . . . . . . . .  $      0.87  $      0.10         ($0.17)  $       0.21

After Change in Accounting Principle
  Net Income . . . . . . . . . . . . .    2,967,478      529,694       (939,165)     1,171,146
  Earnings per share:
    Basic. . . . . . . . . . . . . . .  $      0.55  $      0.10         ($0.17)  $       0.21
    Diluted. . . . . . . . . . . . . .  $      0.53  $      0.10         ($0.17)  $       0.21
----------------------------------------------------------------------------------------------
2001
Operating Revenue. . . . . . . . . . .  $65,593,008  $36,990,529  $  24,794,008   $ 32,134,695
Gross Margin . . . . . . . . . . . . .   23,156,863   13,811,322     11,755,652     15,241,843
Operating Income . . . . . . . . . . .    6,666,331    1,741,229        562,419      2,548,236
Net Income (Loss). . . . . . . . . . .    5,365,469      666,726       (674,966)     1,364,308
Earnings per share:
  Basic. . . . . . . . . . . . . . . .  $      1.01  $      0.12         ($0.13)  $       0.25
  Diluted. . . . . . . . . . . . . . .  $      0.98  $      0.12         ($0.13)  $       0.25
----------------------------------------------------------------------------------------------


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

PART  III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT
Information pertaining to the Directors of the Company is incorporated herein by reference to the Proxy Statement, under "Information Regarding the Board of Directors and Nominees" and Section 16(a) Beneficial Ownership Reporting Compliance" to be filed not later than April 30, 2003 in connection with the Company's Annual Meeting to be held on May 20, 2003.

The information required by this item with respect to executive officers is, pursuant to instruction 3 of paragraph (b) of Item 401 of Regulation S-K, set forth in Part I of this Form 10-K under "Executive Officers of the Registrant."

ITEM  11.  EXECUTIVE  COMPENSATION
This information is incorporated herein by reference to the portion of the Proxy Statement captioned "Management Compensation Committee Interlocks and Insider Participation", in the Proxy Statement to be filed not later than April 30, 2003, in connection with the Company's Annual Meeting to be held on May 20, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT This information is incorporated herein by reference to the portion of the Proxy Statement captioned "Beneficial Ownership of the Company's Securities" to be filed not later than April 30, 2003 in connection with the Company's Annual Meeting to be held on May 20, 2003.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
This information is incorporated herein by reference to the portion of the Proxy Statement captioned "Certain Transactions" to be filed not later than April 30, 2003, in connection with the Company's Annual Meeting to be held on May 20, 2003.

PART  IV

ITEM 14. FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K
(A)     THE  FOLLOWING  DOCUMENTS  ARE  FILED  AS  PART  OF  THIS  REPORT:

        1.  Financial  Statements:
            o Accountants' Report dated February 20, 2003 of PricewaterhouseCoopers LLP, Independent Accountants
            o Consolidated Statements of Income for each of the three years ended December 31, 2002, 2001 and 2000
            o Consolidated Balance Sheets at December 31, 2002 and December 31, 2001
            o Consolidated Statements of Cash Flows for each of the three years ended December 31, 2002, 2001 and 2000
            o Consolidated Statements of Common Stockholders' Equity for each of the three years ended December 31, 2002, 2001 and 2000
            o Consolidated Statements of Income Taxes for each of the three years ended December 31, 2002, 2001 and 2000
            o  Notes to Consolidated Financial Statements

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

Exhibit 4(b) First Mortgage Sinking Fund Bonds dates December 15, 1989 between the Company and The Prudential Insurance Company of America, with respect to $8.2 million of 9.37% Series I Mortgage Bonds due December 15, 2004, is not being filed herewith, in accordance with Item 601(b)(4)(iii) of Regulation S-K. The Company hereby agrees to furnish a copy of that agreement to the Commission upon request.

Exhibit 4(c) Note Agreement dated February 9, 1993, by and between the Company and Massachusetts Mutual Life Insurance Company and MML Pension Insurance Company, with respect to $10 million of 7.97% Unsecured Senior Notes due February 1, 2008, is incorporated herein by reference to Exhibit 4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 0-593.

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

Exhibit 4(f) Note Purchase Agreement entered into by the Company on December 27, 2000, pursuant to which the Company privately placed $20 million of its 7.83% Senior Notes due 2015, is not being filed herewith, in accordance with Item 601(b)(4)(iii) of Regulation S-K. The Company hereby agrees to furnish a copy of that agreement to the Commission upon request.

Exhibit 4(g) Note Agreement entered into by the Company on October 31, 2002, pursuant to which the Company privately placed $30 million of its 6.64% Senior Notes due 2017, is incorporated herein by reference to Exhibit 2 of the Company's Current Report on Form 8-K, filed November 6, 2002, File No. 001-11590.

*Exhibit 10(a) Executive Employment Agreement dated March 26, 1997, by and between Chesapeake Utilities Corporation and each Ralph J. Adkins and John
     R. Schimkaitis is incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997, File No. 001-11590.

*Exhibit 10(b) Form of Executive Employment Agreement dated March 1997, by and between Chesapeake Utilities Corporation and each of Michael P. McMasters, William C. Boyles and Stephen C. Thompson, filed herewith.

*Exhibit 10(c) Executive Employment Agreement dated January 1, 2003, by and between Chesapeake Utilities Corporation and Ralph J. Adkins filed herewith.

*Exhibit 10(d) Form of Performance Share Agreement dated January 1, 1998, pursuant to Chesapeake Utilities Corporation Performance Incentive Plan by and between Chesapeake Utilities Corporation and each of Ralph J. Adkins and John R. Schimkaitis is incorporated herein by reference to Exhibit 10 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 001-11590.

*Exhibit 10(e) Form of Performance Share Agreement dated January 1, 2002, pursuant to Chesapeake Utilities Corporation Performance Incentive Plan by and between Chesapeake Utilities Corporation and each of Ralph J. Adkins, John R. Schimkaitis, Michael P. McMasters, William C. Boyles and Stephen C. Thompson is incorporated herein by reference to Exhibit 10 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001, File No. 001-11590.

*Exhibit 10(f) Form of Performance Share Agreement dated January 1, 2003, pursuant to Chesapeake Utilities Corporation Performance Incentive Plan by and between Chesapeake Utilities Corporation and each of John R. Schimkaitis, Michael P. McMasters, Stephen C. Thompson and William C. Boyles, filed herewith.

*Exhibit  10(g) Chesapeake Utilities Corporation Cash Bonus Incentive Plan dated
     January 1, 1992, is incorporated herein by reference to Exhibit 10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, File No. 0-593.

*Exhibit 10(h) Chesapeake Utilities Corporation Performance Incentive Plan dated
     January 1, 1992, is incorporated herein by reference to the Company's Proxy Statement dated April 20, 1992, in connection with the Company's Annual Meeting held on May 19, 1992.

*Exhibit  10(i)  Form  of  Stock  Appreciation Rights Agreement dated January 1,
     2001, pursuant to Chesapeake Utilities Corporation Performance Incentive Plan by and between Chesapeake Utilities Corporation and each of Philip S. Barefoot, William C. Boyles, Thomas A. Geoffroy, James R. Schneider and William P. Schneider is incorporated herein by reference to Exhibit 10 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 001-11590.

*Exhibit 10(j) Directors Stock Compensation Plan adopted by Chesapeake Utilities
     Corporation in 1995 is incorporated herein by reference to the Company's Proxy Statement dated April 17, 1995 in connection with the Company's Annual Meeting held in May 1995.

*Exhibit  10(k)  United  Systems,  Inc. Executive Appreciation Rights Plan dated
     December 31, 2000 is incorporated herein by reference to Exhibit 10 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 001-11590.

Exhibit  12  Computation  of  Ratio of Earning to Fixed Charges, filed herewith.

Exhibit  21  Subsidiaries  of  the  Registrant,  filed  herewith.

Exhibit  23  Consent  of  Independent  Accountants,  filed  herewith.

Exhibit 99.1 Certificate of Chief Executive Office of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350, dated March 28, 2003, filed herewith.

Exhibit 99.2 Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350, dated March 28, 2003, filed herewith.

            * Management contract or compensatory plan or agreement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Chesapeake Utilities Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Chesapeake  Utilities  Corporation

                                   By:     /s/  John  R.  Schimkaitis
                                           --------------------------
                                           John  R.  Schimkaitis
                                           President  and  Chief
                                              Executive  Officer
                                           Date: March  14,  2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  Ralph  J.  Adkins                     /s/  John  R.  Schimkaitis
----------------------                     --------------------------
Ralph  J. Adkins, Chairman of              John R. Schimkaitis, President,
the Board and  Director                    Chief  Executive  Officer
                                           and  Director
Date:  March  14,  2003                    Date:  March  14,  2003


/s/  Michael  P.  McMasters                /s/  Richard  Bernstein
---------------------------                -----------------------
Michael  P.  McMasters,                    Richard  Bernstein,  Director
Vice  President, Chief
Financial  Officer  and  Treasurer
(Principal  Financial  and
Accounting  Officer)
Date:  March  14,  2003                    Date:  March  14,  2003


/s/  Thomas  J.  Bresnan                   /s/  Walter  J.  Coleman
------------------------                   ------------------------
Thomas  J.  Bresnan,  Director             Walter  J.  Coleman,  Director
Date:  March  14,  2003                    Date:  March  14,  2003


/s/  John  W.  Jardine,  Jr.               /s/  J.  Peter  Martin
----------------------------               ----------------------
John  W. Jardine, Jr., Director            J.  Peter  Martin,  Director
Date:  March  14,  2003                    Date:  March  14,  2003


/s/  Joseph  E.  Moore,  Esq.              /s/  Calvert  A.  Morgan,  Jr.
-----------------------------              ------------------------------
Joseph E. Moore, Esq., Director            Calvert  A.  Morgan,  Jr., Director
Date:  March  14,  2003                    Date:  March  14,  2003


/s/  Rudolph  M.  Peins,  Jr.              /s/  Robert  F.  Rider
-----------------------------              ----------------------
Rudolph  M. Peins, Jr., Director           Robert  F.  Rider,  Director
Date:  March  14,  2003                    Date:  March  14,  2003

                                 CERTIFICATIONS

I,  John  R.  Schimkaitis,  certify  that:

1. I have reviewed this annual report on Form 10-K of Chesapeake Utilities Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date");

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March  28,  2003

/s/  John  R.  Schimkaitis
--------------------------
John  R.  Schimkaitis
President  and  Chief  Executive  Officer

I,  Michael  P.  McMasters,  certify  that:

1. I have reviewed this annual report on Form 10-K of Chesapeake Utilities Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date");

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March  28,  2003

/s/  Michael  P.  McMasters
---------------------------
Michael  P.  McMasters
Vice  President,  Treasurer  and  Chief  Financial  Officer

                CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

--------------------------------------------------------------------------------------------------
                                                         ADDITIONS
                                     BALANCE AT  -----------------------                BALANCE AT
                                      BEGINNING  CHARGED TO    OTHER                       END OF
FOR THE YEAR ENDED DECEMBER 31,        OF YEAR     INCOME    ACCOUNTS (1) DEDUCTIONS (2)    YEAR
--------------------------------------------------------------------------------------------------
RESERVE DEDUCTED FROM RELATED ASSETS
  RESERVE FOR UNCOLLECTIBLE ACCOUNTS
2002 . . . . . . . . . . . . . . . .  $621,516    $677,461    $210,735    $  (850,084)    $659,628
--------------------------------------------------------------------------------------------------
2001 . . . . . . . . . . . . . . . .  $549,961    $592,590    $488,895    $(1,009,930)    $621,516
--------------------------------------------------------------------------------------------------
2000 . . . . . . . . . . . . . . . .  $475,592    $342,4077   $ 63,741    $  (331,779)    $549,961
--------------------------------------------------------------------------------------------------


(1)  Recoveries.
(2)  Uncollectible  accounts  charged  off.

                CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES
                                     EXHIBIT 12
                       RATIO OF EARNINGS TO FIXED CHARGES


----------------------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31,                                2002         2001         2000
----------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS . . . . . . . . . . .  $ 5,645,153  $ 6,721,537  $ 7,489,201
Add:
     Income taxes . . . . . . . . . . . . . . . . . . .    3,650,154    4,252,275    4,496,592
     Portion of rents representative of interest factor      370,061      275,773      156,680
     Interest on indebtedness . . . . . . . . . . . . .    4,968,652    5,178,495    4,398,266
     Amortization of debt discount and expense. . . . .       89,387      101,183      111,122
----------------------------------------------------------------------------------------------
EARNINGS AS ADJUSTED. . . . . . . . . . . . . . . . . .  $14,723,407  $16,529,263  $16,651,861
==============================================================================================


FIXED CHARGES
     Portion of rents representative of interest factor  $   370,061  $   275,773  $   156,680
     Interest on indebtedness . . . . . . . . . . . . .    4,968,652    5,178,495    4,398,266
     Amortization of debt discount and expense. . . . .       89,387      101,183      111,122
----------------------------------------------------------------------------------------------
FIXED CHARGES . . . . . . . . . . . . . . . . . . . . .  $ 5,428,100  $ 5,555,451  $ 4,666,068
==============================================================================================
RATIO OF EARNINGS TO FIXED CHARGES. . . . . . . . . . .         2.71         2.98         3.57
==============================================================================================

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
       Skipjack,  Inc.                                        Delaware
       BravePoint,  Inc.                                      Georgia
       Chesapeake  Investment  Company                        Delaware
       Eastern  Shore  Real  Estate, Inc.                     Maryland


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

                                                                    Exhibit 99.1

                     CERTIFICATE OF CHIEF EXECUTIVE OFFICER

                                       OF

                        CHESAPEAKE UTILITIES CORPORATION


                      (PURSUANT TO 18 U.S.C. SECTION 1350)


     I, John R. Schimkaitis, President and Chief Executive Officer of Chesapeake Utilities Corporation, certify that, to the best of my knowledge, the Annual Report on Form 10-K of Chesapeake Utilities Corporation ("Chesapeake") for the year ended December 31, 2002, filed with the Securities and Exchange Commission on the date hereof (i) fully complies with the requirements of section 13(1) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Chesapeake.


                                                  /s/  JOHN  R.  SCHIMKAITIS
                                                  --------------------------
                                                  John  R.  Schimkaitis
                                                  March  28,  2003


A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to Chesapeake Utilities Corporation and will be retained by Chesapeake Utilities Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                    Exhibit 99.2

                     CERTIFICATE OF CHIEF FINANCIAL OFFICER

                                       OF

                        CHESAPEAKE UTILITIES CORPORATION


                      (PURSUANT TO 18 U.S.C. SECTION 1350)


     I, Michael P. McMasters, Vice President, Chief Financial Officer and Treasurer of Chesapeake Utilities Corporation, certify that, to the best of my knowledge, the Annual Report on Form 10-K of Chesapeake Utilities Corporation ("Chesapeake") for the year ended December 31, 2002, filed with the Securities and Exchange Commission on the date hereof (i) fully complies with the requirements of section 13(1) or 15(d) of the Securities Exchange Act of 1934, as amended, and (ii) the information contained therein fairly presents, in all material respects, the financial condition and results of operations of Chesapeake.


                                                  /s/  MICHAEL  P.  MCMASTERS
                                                  --------------------------
                                                  Michael  P.  McMasters
                                                  March  28,  2003


A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to Chesapeake Utilities Corporation and will be retained by Chesapeake Utilities Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

                       CONSENT OF INDEPENDENT ACCOUNTANTS
                                    ________



We hereby consent to the incorporation by reference in the Registration Statement on Form S-3 (Nos. 33-28391 and 33-64671) and Form S-8 (Nos. 333-01175
and 333-94159) of Chesapeake Utilities Corporation of our report dated February 20, 2003 relating to the financial statements and financial statement schedule, which appears in this Form 10-K.





/s/  PRICEWATERHOUSECOOPERS
---------------------------
PricewaterhouseCoopers  LLP
Philadelphia,  Pennsylvania
March  28,  2003

                              Upon written request,
                         Chesapeake will provide, free of
                         charge, a copy of any exhibit to
                            the 2002 Annual Report on
                             Form 10-K not included
                                in this document.