Form 10-Q
period 2003-03-31
CHESAPEAKE UTILITIES CORP
filed 2003-05-15
CIK 19745

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         _______________________________
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended:  March 31, 2003
                                                  --------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Common Stock, par value $.4867 - 5,576,414 shares issued as of March 31, 2003.

                                TABLE OF CONTENTS

PART  I  -  FINANCIAL  INFORMATION. . . . . . . . . . . . . . . . . . . . . . 1

  Item  1.     Financial  Statements. . . . . . . . . . . . . . . . . . . . . 1

    Notes  to  Consolidated  Financial  Statements. . . . . . . . . . . . . . 7
      1.   Quarterly  Financial  Data . . . . . . . . . . . . . . . . . . . . 7
      2.   Calculation  of  Earnings  Per  Share. . . . . . . . . . . . . . . 7
      3.   Commitments  and  Contingencies. . . . . . . . . . . . . . . . . . 7
             Environmental  Matters . . . . . . . . . . . . . . . . . . . . . 9
             Other  Commitments  and  Contingencies . . . . . . . . . . . . .10
      4.   Recent  Authoritative  Pronouncements
           on  Financial  Reporting  and  Accounting. . . . . . . . . . . . .10
      5.   Adopted Pronouncements . . . . . . . . . . . . . . . . . . . . . .10
      6.   Segment  Information . . . . . . . . . . . . . . . . . . . . . . .11

  Item  2.     Management's  Discussion  and  Analysis  of  Financial
               Condition  and  Results  of  Operations. . . . . . . . . . . .12

      Business  Description . . . . . . . . . . . . . . . . . . . . . . . . .12

    Financial  Position, Liquidity  and  Capital  Resources . . . . . . . . .12

    Results  of  Operations  for  the  Quarter
    Ended  March  31, 2003  . . . . . . . . . . . . . . . . . . . . . . . . .13
      Consolidated  Overview. . . . . . . . . . . . . . . . . . . . . . . . .13
      Natural  Gas  Distribution  and  Transmission . . . . . . . . . . . . .14
      Propane. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15
      Advanced  Information  Services. . . . . . . . . . . . . . . . . . . . 15
      Water  Services. . . . . . . . . . . . . . . . . . . . . . . . . . . . 16
      Other  Business  Operations. . . . . . . . . . . . . . . . . . . . . . 16
      Operating  Income  Taxes . . . . . . . . . . . . . . . . . . . . . . . 16
      Interest  Expense. . . . . . . . . . . . . . . . . . . . . . . . . . . 16
      Environmental  Matters . . . . . . . . . . . . . . . . . . . . . . . . 17

    Other  Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17
      Regulatory  Matters. . . . . . . . . . . . . . . . . . . . . . . . . . 17
      Competition. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18
      Recent  Pronouncements . . . . . . . . . . . . . . . . . . . . . . . . 18
      Inflation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19
      Cautionary  Statement. . . . . . . . . . . . . . . . . . . . . . . . . 19

  Item  3.     Quantitative and Qualitative Disclosures about Market Risk. . 19

  Item  4.     Controls  and  Procedures. . . . . . . . . . . . . . . . . . .21
      Evaluation  of  Disclosure  Controls  and  Procedures. . . . . . . . . 21
      Changes  in  Internal  Controls. . . . . . . . . . . . . . . . . . . . 21

PART  II  -  OTHER  INFORMATION. . . . . . . . . . . . . . . . . . . . . . . 23

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 24

CERTIFICATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 25

                         PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS




 CHESAPEAKE  UTILITIES  CORPORATION  AND  SUBSIDIARIES

 CONSOLIDATED  STATEMENTS  OF  INCOME  (UNAUDITED)

---------------------------------------------------------------------------------------------
 FOR THE THREE MONTHS ENDED MARCH 31,                                2003           2002
---------------------------------------------------------------------------------------------
 OPERATING REVENUES. . . . . . . . . . . . . . . . . . . . . .  $  66,774,480   $ 48,642,253
 COST OF SALES . . . . . . . . . . . . . . . . . . . . . . . .     40,205,499     26,302,364
---------------------------------------------------------------------------------------------
 GROSS MARGIN. . . . . . . . . . . . . . . . . . . . . . . . .     26,568,981     22,339,889
---------------------------------------------------------------------------------------------
 OPERATING EXPENSES
    Operations . . . . . . . . . . . . . . . . . . . . . . . .     10,133,063      9,321,940
    Maintenance. . . . . . . . . . . . . . . . . . . . . . . .        425,911        461,981
    Depreciation and amortization. . . . . . . . . . . . . . .      2,375,153      2,326,349
    Other taxes. . . . . . . . . . . . . . . . . . . . . . . .      1,333,992      1,283,266
    Income taxes . . . . . . . . . . . . . . . . . . . . . . .      4,266,494      3,039,429
---------------------------------------------------------------------------------------------
 Total operating expenses. . . . . . . . . . . . . . . . . . .     18,534,613     16,432,965
---------------------------------------------------------------------------------------------
 OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . . .      8,034,368      5,906,924

 OTHER INCOME, NET . . . . . . . . . . . . . . . . . . . . . .         59,291        211,050
---------------------------------------------------------------------------------------------
 INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . . . .      8,093,659      6,117,974

 INTEREST CHARGES. . . . . . . . . . . . . . . . . . . . . . .      1,465,850      1,234,496
---------------------------------------------------------------------------------------------
 INCOME BEFORE CUMULATIVE EFFECT OF
    CHANGE IN ACCOUNTING PRINCIPLE . . . . . . . . . . . . . .      6,627,809      4,883,478

 CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
    PRINCIPLE, NET OF TAX. . . . . . . . . . . . . . . . . . .              0     (1,916,000)
---------------------------------------------------------------------------------------------
 NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . .  $   6,627,809   $  2,967,478
=============================================================================================

 EARNINGS PER SHARE OF COMMON STOCK:
 BASIC
    BEFORE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. . . . . .  $        1.19   $       0.90
    EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE . . . . . . . . .           0.00          (0.35)
---------------------------------------------------------------------------------------------
 NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . .  $        1.19   $       0.55
=============================================================================================

 DILUTED
    BEFORE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. . . . . .  $        1.16   $       0.87
    EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE . . . . . . . . .           0.00          (0.34)
---------------------------------------------------------------------------------------------
 NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . .  $        1.16   $       0.53
=============================================================================================

 DIVIDENDS DECLARED PER SHARE OF COMMON STOCK: . . . . . . . .  $       0.275   $      0.275
=============================================================================================

The accompanying notes are an integral part of these financial statements.


 CHESAPEAKE  UTILITIES  CORPORATION  AND  SUBSIDIARIES

 CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)

---------------------------------------------------------------------------------------------
 FOR THE THREE MONTHS ENDED MARCH 31,                                2003           2002
---------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
   Net Income. . . . . . . . . . . . . . . . . . . . . . . . .  $   6,627,809   $  2,967,478
   Adjustments to reconcile net income to net operating cash:
      Goodwill impairment. . . . . . . . . . . . . . . . . . .              0      3,200,000
      Depreciation and amortization. . . . . . . . . . . . . .      2,375,153      2,326,349
      Depreciation included in other costs . . . . . . . . . .        240,266        327,015
      Deferred income taxes, net . . . . . . . . . . . . . . .        723,749     (2,528,067)
      Mark-to-market adjustments . . . . . . . . . . . . . . .        324,494        (78,350)
      Employee benefits and compensation . . . . . . . . . . .        348,401        103,512
      Other, net . . . . . . . . . . . . . . . . . . . . . . .        (13,701)       (13,704)
   Changes in assets and liabilities:
      Accounts receivable, net . . . . . . . . . . . . . . . .     (5,327,681)      (163,710)
      Inventory, materials, supplies and storage gas . . . . .      5,078,231      4,191,260
      Prepaid expenses and other current assets. . . . . . . .        646,661        195,564
      Other deferred charges . . . . . . . . . . . . . . . . .        (19,980)      (179,235)
      Accounts payable, net. . . . . . . . . . . . . . . . . .       (430,347)    (1,291,053)
      Refunds payable to customers . . . . . . . . . . . . . .        (77,820)      (425,178)
      Accrued income taxes . . . . . . . . . . . . . . . . . .      3,218,154      4,030,787
      Accrued interest . . . . . . . . . . . . . . . . . . . .      1,020,121       (888,341)
      Under (over) recovered purchased gas costs . . . . . . .     (1,346,725)     2,830,709
      Other. . . . . . . . . . . . . . . . . . . . . . . . . .        540,450         66,396
---------------------------------------------------------------------------------------------
Net cash provided by operating activities. . . . . . . . . . .     13,927,235     14,671,432
---------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Property, plant and equipment expenditures, net . . . . . .     (1,935,617)    (3,102,055)
   Environmental recoveries, net of expenditures . . . . . . .        524,850        372,665
---------------------------------------------------------------------------------------------
Net cash used by investing activities. . . . . . . . . . . . .     (1,410,767)    (2,729,390)
---------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Common stock dividends, net of amounts
      reinvested of $178,775, and $166,005, respectively . . .     (1,343,208)    (1,325,828)
   Issuance of stock:
      Dividend Reinvestment Plan optional cash . . . . . . . .         73,021         74,314
      Retirement Savings Plan. . . . . . . . . . . . . . . . .        264,173        260,281
   Net repayment under line of credit agreements . . . . . . .    (10,400,000)   (10,500,000)
   Repayment of long-term debt . . . . . . . . . . . . . . . .     (1,267,680)    (1,005,116)
---------------------------------------------------------------------------------------------
Net cash used by financing activities. . . . . . . . . . . . .    (12,673,694)   (12,496,349)
---------------------------------------------------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . . .       (157,226)      (554,307)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD. . . . . . . . .      2,458,276      1,188,335
---------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS END OF PERIOD. . . . . . . . . . . .  $   2,301,050   $    634,028
=============================================================================================

The accompanying notes are an integral part of these financial statements.


                       This page intentionally left blank

 CHESAPEAKE  UTILITIES  CORPORATION  AND  SUBSIDIARIES

 CONSOLIDATED  BALANCE  SHEETS  (UNAUDITED)

---------------------------------------------------------------------------------------------
                                                                   MARCH 31,    DECEMBER 31,
 ASSETS                                                              2003           2002
---------------------------------------------------------------------------------------------
 PROPERTY, PLANT AND EQUIPMENT
    Natural gas distribution and transmission. . . . . . . . .  $ 180,884,624   $179,487,574
    Propane. . . . . . . . . . . . . . . . . . . . . . . . . .     34,708,502     34,479,798
    Advanced information services. . . . . . . . . . . . . . .      1,487,233      1,475,060
    Water services . . . . . . . . . . . . . . . . . . . . . .      4,762,046      4,619,703
    Other plant. . . . . . . . . . . . . . . . . . . . . . . .      9,121,689      9,065,440
---------------------------------------------------------------------------------------------
 Total property, plant and equipment . . . . . . . . . . . . .    230,964,094    229,127,575
 Less:  Accumulated depreciation and amortization. . . . . . .    (64,282,174)   (74,348,909)
---------------------------------------------------------------------------------------------
 Net property, plant and equipment . . . . . . . . . . . . . .    166,681,920    154,778,666
---------------------------------------------------------------------------------------------

 INVESTMENTS . . . . . . . . . . . . . . . . . . . . . . . . .        362,589        362,855
---------------------------------------------------------------------------------------------

 CURRENT ASSETS
    Cash and cash equivalents. . . . . . . . . . . . . . . . .      2,301,050      2,458,276
    Accounts receivable (less allowance for uncollectibles
       of $804,606 and $659,628, respectively) . . . . . . . .     29,373,534     24,045,853
    Materials and supplies, at average cost. . . . . . . . . .      1,104,291        995,165
    Merchandise inventory, at FIFO . . . . . . . . . . . . . .      1,186,894      1,193,585
    Propane inventory, at average cost . . . . . . . . . . . .      1,462,367      4,028,878
    Storage gas prepayments. . . . . . . . . . . . . . . . . .        419,617      3,033,772
    Underrecovered purchased gas costs . . . . . . . . . . . .      4,315,656      2,968,931
    Income taxes receivable. . . . . . . . . . . . . . . . . .              0        488,339
    Deferred income taxes receivable . . . . . . . . . . . . .        417,665        417,665
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . .      1,862,159      2,833,314
    Other current assets . . . . . . . . . . . . . . . . . . .        700,387        755,683
---------------------------------------------------------------------------------------------
 Total current assets. . . . . . . . . . . . . . . . . . . . .     43,143,620     43,219,461
---------------------------------------------------------------------------------------------

 DEFERRED CHARGES AND OTHER ASSETS
    Environmental regulatory assets. . . . . . . . . . . . . .      2,505,702      2,527,251
    Environmental expenditures . . . . . . . . . . . . . . . .      2,032,556      2,557,406
    Underrecovered purchased gas costs . . . . . . . . . . . .              0              0
    Goodwill, net. . . . . . . . . . . . . . . . . . . . . . .        869,519        869,519
    Intangible assets, net . . . . . . . . . . . . . . . . . .      1,872,111      1,927,622
    Other deferred charges . . . . . . . . . . . . . . . . . .      4,714,813      4,701,394
---------------------------------------------------------------------------------------------
 Total deferred charges and other assets . . . . . . . . . . .     11,994,701     12,583,192
---------------------------------------------------------------------------------------------



 TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . .  $ 222,182,830   $210,944,174
=============================================================================================

The accompanying notes are an integral part of these financial statements.


 CHESAPEAKE  UTILITIES  CORPORATION  AND  SUBSIDIARIES

 CONSOLIDATED  BALANCE  SHEETS  (UNAUDITED)

---------------------------------------------------------------------------------------------
                                                                   MARCH 31,    DECEMBER 31,
 CAPITALIZATION AND LIABILITIES                                      2003           2002
---------------------------------------------------------------------------------------------
 CAPITALIZATION
    Stockholders' equity
       Common Stock, par value $.4867 per share;
          (authorized 12,000,000 shares; issued and
          outstanding 5,576,414 and 5,537,710 shares
          for 2003 & 2002, respectively) . . . . . . . . . . .  $   2,713,772   $  2,694,935
       Additional paid-in capital. . . . . . . . . . . . . . .     32,466,963     31,756,983
       Retained earnings . . . . . . . . . . . . . . . . . . .     37,332,967     32,238,510
---------------------------------------------------------------------------------------------
 Total stockholders' equity. . . . . . . . . . . . . . . . . .     72,513,702     66,690,428

 Long-term debt, net of current maturities . . . . . . . . . .     72,351,922     73,407,684
---------------------------------------------------------------------------------------------
 Total capitalization. . . . . . . . . . . . . . . . . . . . .    144,865,624    140,098,112
---------------------------------------------------------------------------------------------

 CURRENT LIABILITIES
    Current portion of long-term debt. . . . . . . . . . . . .      3,672,138      3,938,006
    Short-term borrowing . . . . . . . . . . . . . . . . . . .        500,000     10,900,000
    Accounts payable . . . . . . . . . . . . . . . . . . . . .     20,711,649     21,141,996
    Refunds payable to customers . . . . . . . . . . . . . . .        420,022        497,842
    Customer deposits. . . . . . . . . . . . . . . . . . . . .      2,036,168      2,007,983
    Income taxes payable . . . . . . . . . . . . . . . . . . .      2,729,815              0
    Accrued interest . . . . . . . . . . . . . . . . . . . . .      1,719,952        699,831
    Dividends payable. . . . . . . . . . . . . . . . . . . . .      1,533,352      1,521,982
    Accrued compensation . . . . . . . . . . . . . . . . . . .      1,870,517      1,777,544
    Other accrued liabilities. . . . . . . . . . . . . . . . .      2,341,978      2,052,442
---------------------------------------------------------------------------------------------
 Total current liabilities . . . . . . . . . . . . . . . . . .     37,535,591     44,537,626
---------------------------------------------------------------------------------------------

 DEFERRED CREDITS AND OTHER LIABILITIES
    Deferred income taxes. . . . . . . . . . . . . . . . . . .     17,987,250     17,263,501
    Deferred investment tax credits. . . . . . . . . . . . . .        533,837        547,541
    Environmental liability. . . . . . . . . . . . . . . . . .      2,774,315      2,802,424
    Accrued pension costs. . . . . . . . . . . . . . . . . . .      1,723,697      1,619,456
    Accumulated negative salvage value . . . . . . . . . . . .     12,527,545              0
    Other liabilities. . . . . . . . . . . . . . . . . . . . .      4,234,971      4,075,514
---------------------------------------------------------------------------------------------
 Total deferred credits and other liabilities. . . . . . . . .     39,781,615     26,308,436
---------------------------------------------------------------------------------------------

 COMMITMENTS AND CONTINGENCIES (Note 3)



 TOTAL CAPITALIZATION AND LIABILITIES. . . . . . . . . . . . .  $ 222,182,830   $210,944,174
=============================================================================================

The accompanying notes are an integral part of these financial statements.

                       This page intentionally left blank

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

1.     QUARTERLY  FINANCIAL  DATA
The financial information for Chesapeake Utilities Corporation (the "Company" or "Chesapeake") included herein is unaudited and should be read in conjunction with the Company's Annual Report on Form 10-K. In the opinion of management, this financial information reflects normal recurring adjustments, including the cumulative effect of change in accounting principle, which are necessary for a fair presentation of the Company's interim results. In accordance with United States Generally Accepted Accounting Principles, the Company's management makes certain estimates and assumptions regarding: 1) reported amounts of assets and liabilities, 2) disclosure of contingent assets and liabilities at the date of the financial statements and 3) reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Due to the seasonal nature of the Company's business, there are substantial variations in the results of operations reported on a quarterly basis and, accordingly, results for any particular quarter may not give a true indication of results for the year. Certain amounts in 2002 have been reclassified to conform to the presentation for the current year.

2.     CALCULATION  OF  EARNINGS  PER  SHARE

--------------------------------------------------------------------------------
 FOR THE THREE MONTHS ENDED MARCH 31,                        2003        2002
--------------------------------------------------------------------------------
CALCULATION OF BASIC EARNINGS PER SHARE BEFORE
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:
       Net Income before cumulative effect of
          change in accounting principle . . . . . . . .  $6,627,809  $4,883,478
       Weighted average shares outstanding . . . . . . .   5,561,504   5,443,980
--------------------------------------------------------------------------------
 BASIC EARNINGS PER SHARE BEFORE CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE . . . . . .  $     1.19  $     0.90
================================================================================

 CALCULATION OF DILUTED EARNINGS PER SHARE BEFORE
    CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:
 RECONCILIATION OF NUMERATOR:
       Net Income before cumulative effect of
          change in accounting principle Basic . . . . .  $6,627,809  $4,883,478
       Effect of 8.25% Convertible debentures *. . . . .      40,366      41,541
--------------------------------------------------------------------------------
    Adjusted numerator Diluted . . . . . . . . . . . . .  $6,668,175  $4,925,019
--------------------------------------------------------------------------------
 RECONCILIATION OF DENOMINATOR:
       Weighted shares outstanding Basic . . . . . . . .   5,561,504   5,443,980
       Effect of dilutive securities *
             Warrants. . . . . . . . . . . . . . . . . .       1,524       1,832
             8.25% Convertible debentures. . . . . . . .     191,735     197,314
--------------------------------------------------------------------------------
    Adjusted denominator Diluted . . . . . . . . . . . .   5,754,763   5,643,126
--------------------------------------------------------------------------------

 DILUTED EARNINGS PER SHARE BEFORE CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE . . . . . .  $     1.16  $     0.87
================================================================================


 * Amounts associated with securities resulting in an anti-dilutive effect on earnings per share are not included in this calculation.


3.     COMMITMENTS  AND  CONTINGENCIES

ENVIRONMENTAL  MATTERS
The Company is currently participating in the remediation of three former gas manufacturing plant sites located in three different jurisdictions. The Company has accrued liabilities for these three sites referred to respectively as the Dover Gas Light, Salisbury Town Gas Light and the Winter Haven Coal Gas sites accordingly. The Company is currently in discussions with the Maryland Department of the Environment ("MDE") regarding the responsibilities of the Company with respect to a possible fourth site in Cambridge, Maryland.

The Dover Gas Light Site is a former manufactured gas plant site located in Dover, Delaware. In May 2001, the Company, General Public Utilities Corporation, Inc. (now FirstEnergy Corporation), the State of Delaware, the United States Environmental Protection Agency ("USEPA") and the United States Department of Justice signed a settlement term sheet to settle complaints brought by the Company and the United States in 1996 and 1997, respectively, with respect to the Dover Site. In October 2002, the final Consent Decrees were signed and delivered to the United States Department of Justice. The Consent Decrees were lodged simultaneously with the United States District Court for the District of Delaware and a notice soliciting public comment for a 30-day period was published in the Federal Register. The public comment period ended April 30, 2003. Depending upon the number and nature of the comments received, the United States may move the court to enter the Consent Decrees in May 2003.

If  the  Consent  Decrees  are  approved,  the  Company  would:

o Receive a net payment of $1.15 million from other parties to the settlement. These proceeds will be passed on to the Company's firm customers, in accordance with the environmental rate rider.

o Receive a release from liability and covenant not to sue from the USEPA and the State of Delaware. This will relieve the Company from liability for future remediation at the site, unless previously unknown conditions are discovered at the site, or information previously unknown to USEPA is received that indicates the remedial action related to the prior manufactured gas plant is not sufficiently protective. The Company understands that these contingencies are standard, and are required by the United States in all liability settlements.

At March 31, 2003 the Company had accrued $2.1 million (discounted) of costs associated with the remediation of the Dover Gas Light site and had recorded an associated regulatory asset for the same amount. Of that amount, $1.5 million was for estimated ground-water remediation and $600,000 was for remaining soil remediation. The $1.5 million represented the low end of the ground-water remediation estimates prepared by an independent consultant and was used because the Company could not, at that time, predict the remedy the USEPA might require. Upon receiving final court approval of the Consent Decrees, the Company will reduce both the accrued environmental liability and the associated environmental regulatory asset to reflect any remaining costs to be incurred under the settlement.

Through March 31, 2003 the Company has incurred approximately $9.2 million in costs relating to environmental testing and remedial action studies at the Dover Gas Light site. Approximately $7.4 million has been recovered through March 31, 2003 from other parties or through rates.

The Salisbury Town Gas Light Site is a former manufactured gas plant site located in Salisbury, Maryland. In cooperation with the MDE, the Company performed the following remedial steps: (1) operation of an air sparging/soil vapor extraction ("AS/SVE") remedial system; (2) monitoring and recovery of product from recovery wells; and (3) monitoring of ground-water quality. In March 2002, with MDE's permission, the Company permanently decommissioned the AS/SVE system and discontinued nearly all on-site and off-site monitoring wells. In November 2002, the Company submitted a request for a No Further Action
("NFA") for the site. In December 2002, the MDE recommended that the Company submit work plans to MDE and place deed restrictions on the property as conditions prior to receiving an NFA. Once these items are completed, the Company expects that MDE will issue an NFA. The Company is currently preparing the necessary work plans for submission to MDE.

The Company has adjusted the liability with respect to the Salisbury Town Gas Light site to $17,000 at March 31, 2003. This amount is based on the estimated costs to perform limited product monitoring and recovery efforts and fulfill ongoing reporting requirements. A corresponding regulatory asset has been recorded, reflecting the Company's belief that costs incurred will be recoverable in base rates.

Through March 31, 2003, the Company has incurred approximately $2.9 million for remedial actions and environmental studies at the Salisbury Town Gas Light site. Of this amount, approximately $1.8 million has been recovered through insurance proceeds or ratemaking treatment.

The Winter Haven Coal Gas site is located in Winter Haven, Florida. In May 2001, the Florida Department of Environmental Protection ("FDEP") approved a remedial action plan that includes the utilization of the AS/SVE technologies to address ground-water impacts throughout a majority of the site. The AS/SVE construction was completed in the fourth quarter of 2002 and is now fully operational. The Company is currently negotiating with FDEP on the extent of additional investigation and remediation work required to address surface soil, ground-water and sediment impacts that will not be remediated by the AS/SVE system. The current estimate of costs to complete the remediation activities at the site is approximately $657,000 (discounted). Accordingly, at March 31, 2003 the Company has accrued a liability of $657,000. Through March 31, 2003 the Company has incurred approximately $1.2 million of environmental costs associated with this site. At March 31, 2003 the Company had collected through rates $269,000 in excess of costs incurred. A regulatory asset of approximately $388,000 representing the uncollected portion of the estimated cleanup costs has also been recorded.

In August 2002, the Company, along with two other parties, met with MDE to discuss alleged manufactured gas plant contamination at a property located in Cambridge, Maryland. At that meeting, one of the other parties agreed to perform a remedial investigation of the site. The possible exposure of the Company at this site is not known at this time.

It is management's opinion that any un-recovered current costs and any other future costs associated with each of the four sites discussed above will be recoverable through future rates or sharing arrangements with other responsible parties.

OTHER  COMMITMENTS  AND  CONTINGENCIES
The Company's natural gas and propane distribution operations have entered into contractual commitments to purchase gas from various suppliers. The contracts have various expiration dates. In 2000, the Company entered into a long-term contract with an energy marketing and risk management company to manage a portion of the Company's natural gas transportation and storage capacity. That contract expires on October 31, 2003. The Company expects to replace the contract with a similar agreement. A vendor has not yet been selected.

The Company has issued corporate guarantees to certain vendors of its propane wholesale marketing subsidiary. The guarantees at March 31, 2003 totaled $4.5 million and expire on various dates through February 2004.

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

4. RECENT AUTHORITATIVE PRONOUNCEMENTS ON FINANCIAL REPORTING AND ACCOUNTING The FASB adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" in June 2002. It requires that a liability for a cost associated with an exit or disposal activity be recognized when a liability is incurred. Under previous guidelines, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. Should the Company enter into an exit plan, SFAS No. 146 will be applied prospectively.

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

FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," was adopted in November 2002. The Company has adopted FIN No. 45. There was no impact on the financial statements; however, the disclosures in the Commitments and Contingencies footnote (Note 3) were expanded to include all required information.

FIN No. 46, "Consolidation of Variable Interest Entities," was adopted in January 2003. Chesapeake does not currently have any investments in variable interest entities and, therefore, FIN No. 46 has not impacted the Company.

5.     ADOPTED  PRONOUNCEMENTS
Chesapeake adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," as of January 1, 2003. The Company's regulated operations are allowed by the regulatory bodies to recover the costs of retiring its long-lived assets through the approved depreciation rates. This is sometimes referred to as negative salvage value. Under the pronouncement, the Company was required to record the portion of depreciation that represents negative salvage value as a liability on its financial statements. Previously, it was included in accumulated depreciation. There was no impact on the earnings of the Company. At March 31, 2003, accumulated depreciation was reduced by $12.5 million and the liability for accumulated negative salvage value was increased by $12.5 million to reflect the change.

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

--------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED MARCH 31,                    2003           2002
--------------------------------------------------------------------------------
OPERATING REVENUES, UNAFFILIATED CUSTOMERS
  Natural gas distribution and transmission . . .  $  40,469,025   $ 31,578,956
  Propane . . . . . . . . . . . . . . . . . . . .     20,247,027     11,212,440
  Advanced information services . . . . . . . . .      3,233,417      3,059,256
  Water services. . . . . . . . . . . . . . . . .      2,847,591      2,791,601
  Other . . . . . . . . . . . . . . . . . . . . .        (22,580)             0
--------------------------------------------------------------------------------
Total operating revenues, unaffiliated customers.  $  66,774,480   $ 48,642,253
================================================================================

INTERSEGMENT REVENUES (1)
  Natural gas distribution and transmission . . .  $      17,457   $     17,458
  Advanced information services . . . . . . . . .         37,834              0
  Water services. . . . . . . . . . . . . . . . .          2,772              0
  Other . . . . . . . . . . . . . . . . . . . . .        199,999        184,670
--------------------------------------------------------------------------------
Total intersegment revenues . . . . . . . . . . .  $     258,062   $    202,128
================================================================================

PRE-TAX OPERATING INCOME
  Natural gas distribution and transmission . . .  $   7,536,433   $  6,327,793
  Propane . . . . . . . . . . . . . . . . . . . .      4,885,482      2,806,032
  Advanced information services . . . . . . . . .         62,333        (72,016)
  Water services. . . . . . . . . . . . . . . . .       (266,095)      (206,385)
  Other and eliminations. . . . . . . . . . . . .         82,709         90,929
--------------------------------------------------------------------------------
TOTAL PRE-TAX OPERATING INCOME. . . . . . . . . .     12,300,862      8,946,353
  Less operating income taxes . . . . . . . . . .     (4,266,494)    (3,039,429)
--------------------------------------------------------------------------------
TOTAL OPERATING INCOME. . . . . . . . . . . . . .  $   8,034,368   $  5,906,924
================================================================================

(1) All significant intersegment revenues are billed at market rates and have been eliminated from consolidated revenues.



--------------------------------------------------------------------------------
                                                     MARCH 31,      DECEMBER 31,
                                                        2003           2002
--------------------------------------------------------------------------------
IDENTIFIABLE ASSETS
  Natural gas distribution and transmission . . .  $ 168,016,602   $153,609,232
  Propane . . . . . . . . . . . . . . . . . . . .     37,429,825     37,737,882
  Advanced information services . . . . . . . . .      2,634,273      2,734,188
  Water services. . . . . . . . . . . . . . . . .      6,988,620      7,197,328
  Other . . . . . . . . . . . . . . . . . . . . .      7,113,510      9,665,544
--------------------------------------------------------------------------------
Total identifiable assets . . . . . . . . . . . .  $ 222,182,830   $210,944,174
================================================================================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS  DESCRIPTION
Chesapeake Utilities Corporation (the "Company" or "Chesapeake") is a diversified utility company engaged in natural gas distribution and transmission, propane distribution and marketing, advanced information services, water services and other related businesses.

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

Chesapeake is reevaluating its water strategy. An outside consultant has been engaged to review the performance of each unit and develop an improvement plan. The Company is also considering selling one or all of the units, either individually or as a group.

FINANCIAL  POSITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's capital requirements reflect the capital-intensive nature of its business and are principally attributable to the construction program and the retirement of outstanding debt. The Company relies on cash generated by operations and short-term borrowing to meet normal working capital requirements and to temporarily finance capital expenditures. During the first three months of 2003, net cash provided by operating activities, net cash used by investing activities and net cash used by financing activities were approximately $13.9 million, $1.4 million and $12.7 million, respectively.

The Board of Directors has authorized the Company to borrow up to $35.0 million of short-term debt from various banks and trust companies. As of March 31, 2003, Chesapeake had four unsecured bank lines of credit with three financial institutions, totaling $75.0 million, for short-term cash needs to meet seasonal working capital requirements and to temporarily fund portions of its capital expenditures. One of the bank lines, totaling $15.0 million, is committed. The other three lines are subject to the banks' availability of funds. In the first three months of 2003, cash provided by operations was adequate to fund capital expenditures and the reduction in short-term debt outstanding. At March 31, 2003, the debt outstanding under these lines was $500,000, compared to $10.9 million at December 31, 2002.

During the three-month periods ended March 31, 2003 and 2002, capital expenditures were approximately $1.9 million and $3.1 million, respectively. Chesapeake has budgeted $16.5 million for capital expenditures during 2003. This amount includes $12.1 million for natural gas distribution and transmission, $2.3 million for propane distribution and marketing, $237,000 for advanced information services, $1.2 million for water services and $451,000 for other operations. The natural gas distribution and transmission expenditures are for expansion and improvement of facilities. The propane expenditures are to support customer growth and for the replacement of equipment. The advanced information services expenditures are for computer hardware, software and related equipment. Expenditures for water services include expenditures to support customer growth and replace equipment. The other budget represents general plant, computer software and hardware. Financing for the 2003 capital expenditure program is expected to be provided from short-term borrowing and cash provided by operating activities. The capital expenditure program is subject to continuous review and modification. Actual capital requirements may vary from the above estimates due to a number of factors including acquisition opportunities, changing economic conditions, customer growth in existing areas, regulation, availability of capital and new growth opportunities.

The Company has budgeted $202,000 for capital expenditures in 2003 related to environmental remediation projects, and expects to make additional expenditures in future years. Management does not expect any such expenditures or financing to have a material adverse effect on the financial position or capital resources of the Company (see Note 3 to the Consolidated Financial Statements).

As of March 31, 2003 common equity represented 50.1 percent of total capitalization, compared to 47.6 percent as of December 31, 2002. Combining short-term financing with total capitalization, the equity component would have been 48.7 percent and 43.0 percent, respectively. The Company remains committed to maintaining a sound capital structure and strong credit ratings in order to provide the financial flexibility needed to access the capital markets when required. This commitment, along with adequate and timely rate relief for the Company's regulated operations, is intended to ensure that the Company will be able to attract capital from outside sources at a reasonable cost.

Interest expense for the first quarter of 2003 increased approximately $231,000, or 19 percent, over the same period in 2002. The increase reflects the increase in the average long-term debt balance caused by the placement of $30.0 million completed in October 2002. The average long-term debt balance in the first quarter of 2003 was $76.0 million with an average interest rate of 7.26 percent, compared to $50.4 million with an average interest rate of 7.61 percent in the first quarter of 2002. The increase in long-term debt was partially offset by a reduction in the average short-term borrowing balance, which decreased from $37.8 million in the first quarter of 2002 to $7.8 million in the first quarter of 2003. The average interest rate for short-term borrowing dropped from 2.35 percent for the first quarter of 2002 to 1.85 percent in the first quarter of 2003.


RESULTS  OF  OPERATIONS  FOR  THE  QUARTER  ENDED  MARCH  31,  2003

CONSOLIDATED  OVERVIEW
The Company earned net income of $6.6 million, or $1.19 per share, for the first quarter of 2003 an increase of 36 percent compared to net income before the cumulative effect of change in accounting principle of $4.9 million, or $0.90 per share for the corresponding period in 2002. The improved results reflect the continued strong performance of the regulated operations and the performance improvement initiatives undertaken at the propane distribution operations. Results for both the natural gas distribution and propane distribution operations on the Delmarva Peninsula benefited from first quarter temperatures (measured in heating degree days) that were 13 percent colder than the 10-year average and 28 percent colder than for the same period in 2002.

Chesapeake adopted SFAS No. 142 "Goodwill and Other Intangible Assets") in the first quarter of 2002. As a result, a non-cash charge for goodwill impairment of $1.9 million, after tax, was recorded as the cumulative effect of a change in accounting principle. After giving effect to this charge, earnings per share for the first quarter of 2002 were $0.55.

The following discussions of the segment results use pre-tax operating income as the basis for their performance. The Company's Consolidated Statements of Income show "operating income" net of operating income taxes. This is a traditional presentation for the utility industry. However, in other industries it is more common to present operating income before operating income taxes. To be consistent with other industries, our segment results have been shown pre-tax. A reconciliation to net income is presented in the following table.

----------------------------------------------------------------------------------------------
 FOR THE THREE MONTHS ENDED MARCH 31,                      2003          2002        CHANGE
----------------------------------------------------------------------------------------------
Pre-tax Operating Income (Loss)
   Natural Gas Distribution & Transmission. . . . . .  $ 7,536,433   $ 6,327,793   $1,208,640
   Propane. . . . . . . . . . . . . . . . . . . . . .    4,885,482     2,806,032    2,079,450
   Advanced Information Services. . . . . . . . . . .       62,333       (72,016)     134,349
   Water Services . . . . . . . . . . . . . . . . . .     (266,095)     (206,385)     (59,710)
   Other & Eliminations . . . . . . . . . . . . . . .       82,709        90,929       (8,220)
----------------------------------------------------------------------------------------------
 Pre-tax Operating Income . . . . . . . . . . . . . .   12,300,862     8,946,353    3,354,509

 Operating Income Taxes . . . . . . . . . . . . . . .    4,266,494     3,039,429    1,227,065
 Interest . . . . . . . . . . . . . . . . . . . . . .    1,465,850     1,234,496      231,354
 Non-Operating Income, net. . . . . . . . . . . . . .       59,291       211,050     (151,759)
----------------------------------------------------------------------------------------------
 Net Income before cumulative effect of
 change in accounting principle . . . . . . . . . . .    6,627,809     4,883,478    1,744,331
 Cumulative effect of change in accounting principle.            0    (1,916,000)   1,916,000
----------------------------------------------------------------------------------------------
 Net Income . . . . . . . . . . . . . . . . . . . . .  $ 6,627,809   $ 2,967,478   $3,660,331
==============================================================================================


NATURAL  GAS  DISTRIBUTION  AND  TRANSMISSION
The natural gas distribution and transmission segment earned pre-tax operating income of $7.5 million for the first quarter of 2003 compared to $6.3 million for the corresponding period last year, an increase of $1.2 million.

----------------------------------------------------------------------------------------------
 FOR THE THREE MONTHS ENDED MARCH 31,                      2003          2002        CHANGE
----------------------------------------------------------------------------------------------
 Revenue. . . . . . . . . . . . . . . . . . . . . . .  $40,486,482   $31,596,414   $8,890,068
 Cost of gas. . . . . . . . . . . . . . . . . . . . .   25,901,598    18,818,455    7,083,143
----------------------------------------------------------------------------------------------
 Gross margin . . . . . . . . . . . . . . . . . . . .   14,584,884    12,777,959    1,806,925

 Operations & maintenance . . . . . . . . . . . . . .    4,579,807     4,115,475      464,332
 Depreciation & amortization. . . . . . . . . . . . .    1,660,145     1,619,100       41,045
 Other taxes. . . . . . . . . . . . . . . . . . . . .      808,499       715,591       92,908
----------------------------------------------------------------------------------------------
 Pre-tax operating expenses . . . . . . . . . . . . .    7,048,451     6,450,166      598,285
----------------------------------------------------------------------------------------------
 Total Pre-tax Operating Income . . . . . . . . . . .  $ 7,536,433   $ 6,327,793   $1,208,640
==============================================================================================


Gross margins for the Delaware and Maryland distribution divisions increased $1.4 million from 2002. Temperatures for the quarter were colder than 2002 (569 heating degree-days) and the 10-year average (303 heating degree-days). The Company estimates that, on an annual basis, for each heating degree-day variance from the 10-year average, margins change by $1,560. An increase in the average number of customers also contributed to the increase. Delaware and Maryland experienced an increase of 2,150 residential customers, or 6.3 percent, in the first quarter of 2003 compared to 2002. The Company estimates that each residential customer added contributes $260 annually to earnings before interest, taxes, depreciation and amortization.

Gross margins for the Florida distribution operations were also up $320,000, due to increased deliveries to residential customers. The transmission operation's margins increased by $37,000.

The margin increases were partially offset by higher operating expenses, primarily operations and maintenance expenses and other taxes that relate to the increased volumes and earnings.

PROPANE
For the first quarter of 2003, the propane segment earned a pre-tax operating profit of $4.9 million compared to $2.8 million for the first quarter of 2002, an increase of $2.1 million.

----------------------------------------------------------------------------------------------
 FOR THE THREE MONTHS ENDED MARCH 31,                      2003          2002        CHANGE
----------------------------------------------------------------------------------------------
 Revenue. . . . . . . . . . . . . . . . . . . . . . .  $20,247,027   $11,212,440   $9,034,587
 Cost of sales. . . . . . . . . . . . . . . . . . . .   11,285,096     4,750,126    6,534,970
----------------------------------------------------------------------------------------------
 Gross margin . . . . . . . . . . . . . . . . . . . .    8,961,931     6,462,314    2,499,617

 Operations & maintenance . . . . . . . . . . . . . .    3,462,207     2,999,532      462,675
 Depreciation & amortization. . . . . . . . . . . . .      384,904       398,233      (13,329)
 Other taxes. . . . . . . . . . . . . . . . . . . . .      229,338       258,517      (29,179)
----------------------------------------------------------------------------------------------
 Pre-tax operating expenses . . . . . . . . . . . . .    4,076,449     3,656,282      420,167
----------------------------------------------------------------------------------------------
 Total Pre-tax Operating Income . . . . . . . . . . .  $ 4,885,482   $ 2,806,032   $2,079,450
==============================================================================================


Margins for the propane segment increased by $2.5 million, primarily due to increased margins of $2.1 million for the Delmarva distribution operations. Volumes sold for the first quarter increased 2.5 million gallons or 30 percent. Temperatures for the quarter were colder than 2002 (569 heating degree-days) and the 10-year average (303 heating degree-days). The Company estimates that on an annual basis, for each heating degree-day variance from the 10-year average, margins change by $1,687. Additionally, the margins per gallon have improved by $0.03, further enhancing margins. The Florida propane distribution operation increased their pre-tax operating income by $240,000 for the first quarter, of which $192,000 related to a non-recurring service project.

The Company's propane wholesale marketing operation in Houston experienced an increase in margins of $170,000 and an increase of $160,000 in pre-tax operating income. Greater volatility in wholesale prices during the first quarter of 2003 created additional opportunities for improved margins.

ADVANCED  INFORMATION  SERVICES
The advanced information services business contributed a pre-tax operating income of $62,000 for the first quarter of 2003 compared to a loss of $72,000 for the first quarter of last year.

----------------------------------------------------------------------------------------------
 FOR THE THREE MONTHS ENDED MARCH 31,                      2003          2002        CHANGE
----------------------------------------------------------------------------------------------
 Revenue. . . . . . . . . . . . . . . . . . . . . . .  $ 3,271,251   $ 3,059,256   $  211,995
 Cost of sales. . . . . . . . . . . . . . . . . . . .    1,891,252     1,618,812      272,440
----------------------------------------------------------------------------------------------
 Gross margin . . . . . . . . . . . . . . . . . . . .    1,379,999     1,440,444      (60,445)

 Operations & maintenance . . . . . . . . . . . . . .    1,110,846     1,277,602     (166,756)
 Depreciation & amortization. . . . . . . . . . . . .       50,113        56,370       (6,257)
 Other taxes. . . . . . . . . . . . . . . . . . . . .      156,707       178,488      (21,781)
----------------------------------------------------------------------------------------------
 Pre-tax operating expenses . . . . . . . . . . . . .    1,317,666     1,512,460     (194,794)
----------------------------------------------------------------------------------------------
 Total Pre-tax Operating Income (Loss). . . . . . . .  $    62,333      ($72,016)  $  134,349
==============================================================================================


Although this segment continues to be adversely affected by the nation's economic slowdown as discretionary consulting projects have been postponed or cancelled, cost reduction measures and targeted marketing have allowed the advanced information services segment to remain profitable.

WATER  SERVICES
Water services experienced a pre-tax operating loss of $266,000 for the first quarter of 2003, compared to a loss of $206,000 for the same period in 2002.

----------------------------------------------------------------------------------------------
 FOR THE THREE MONTHS ENDED MARCH 31,                      2003          2002        CHANGE
----------------------------------------------------------------------------------------------
 Revenue. . . . . . . . . . . . . . . . . . . . . . .  $ 2,850,363   $ 2,791,601   $   58,762
 Cost of sales. . . . . . . . . . . . . . . . . . . .    1,127,552     1,114,972       12,580
----------------------------------------------------------------------------------------------
 Gross margin . . . . . . . . . . . . . . . . . . . .    1,722,811     1,676,629       46,182

 Operations & maintenance . . . . . . . . . . . . . .    1,636,748     1,571,112       65,636
 Depreciation & amortization. . . . . . . . . . . . .      226,910       196,209       30,701
 Other taxes. . . . . . . . . . . . . . . . . . . . .      125,248       115,693        9,555
----------------------------------------------------------------------------------------------
 Pre-tax operating expenses . . . . . . . . . . . . .    1,988,906     1,883,014      105,892
----------------------------------------------------------------------------------------------
 Total Pre-tax Operating Loss . . . . . . . . . . . .    ($266,095)    ($206,385)    ($59,710)
==============================================================================================


An increase in margins of $46,000 was more than offset by an increase in operating expenses of $106,000. During the first quarter of 2003 a management office and a branch office were closed and overhead trimmed. Chesapeake is reevaluating its water strategy. An outside consultant has been engaged to review the performance of each unit and develop an improvement plan. The Company is also considering selling one or all of the units, either individually or as a group.

OTHER  BUSINESS  OPERATIONS
Other operations and eliminations contributed pre-tax operating income of $83,000 for the first quarter of 2003 compared to $91,000 for the first quarter of last year. Other operations consist primarily of subsidiaries that own real estate leased to other Company subsidiaries.

----------------------------------------------------------------------------------------------
 FOR THE THREE MONTHS ENDED MARCH 31,                      2003          2002        CHANGE
----------------------------------------------------------------------------------------------
 Revenue. . . . . . . . . . . . . . . . . . . . . . .  $   177,419   $   184,670      ($7,251)
 Cost of sales. . . . . . . . . . . . . . . . . . . .            0             0            0
----------------------------------------------------------------------------------------------
 Gross margin . . . . . . . . . . . . . . . . . . . .      177,419       184,670       (7,251)

 Operations & maintenance . . . . . . . . . . . . . .       27,432        22,328        5,104
 Depreciation & amortization. . . . . . . . . . . . .       59,529        56,438        3,091
 Other taxes. . . . . . . . . . . . . . . . . . . . .       14,199        14,975         (776)
----------------------------------------------------------------------------------------------
 Pre-tax operating expenses . . . . . . . . . . . . .      101,160        93,741        7,419
----------------------------------------------------------------------------------------------
 Pre-tax Operating Income Other . . . . . . . . . . .       76,259        90,929      (14,670)
 Pre-tax Operating Income Eliminations. . . . . . . .        6,450             0        6,450
----------------------------------------------------------------------------------------------
 Total Pre-tax Operating Income . . . . . . . . . . .  $    82,709   $    90,929      ($8,220)
==============================================================================================


OPERATING  INCOME  TAXES
Income taxes were higher due to the increase in the operating income for the current quarter.

INTEREST  EXPENSE
Interest for the first quarter of 2003 increased approximately $231,000, or 19 percent, over the same period in 2002. The increase resulted from the issuance of $30.0 million of long-term debt in October 2002 at an interest rate of 6.64 percent. The proceeds from this debt issuance were used to repay $30.0 million of short-term borrowings that were carrying lower rates. The short-term rates fluctuate daily.

The average long-term debt balance in the first quarter of 2003 was $76.0 million with an average interest rate of 7.26 percent, compared to $50.4 million with an average interest rate of 7.61 percent in the first quarter of 2002. The average borrowing balance for short-term debt decreased from $37.8 million in the first quarter of 2002 to $7.8 million in the first quarter of 2003. The average interest rate for short-term borrowing dropped from 2.35 percent in the first quarter of 2002 to 1.85 percent in the first quarter of 2003.


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

On August 2, 2001, the Delaware Division filed a general rate increase application. Interim rates, subject to refund, went into effect on October 1, 2001. The Delaware Public Service Commission approved a settlement agreement for Phase I of the Rate Increase Application in April 2002. Phase I should result in an increase in rates of approximately $380,000 per year. Phase II of the filing was approved by the Delaware Public Service Commission in November 2002. Phase II should result in an additional increase in rates of approximately $90,000. Phase II also reduces the Company's sensitivity to warmer than normal weather by changing the minimum customer charge and the margin sharing arrangement for interruptible sales, off system sales and capacity release income.

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

On March 29, 2002, the Florida division filed tariff revisions with the Florida PSC to complete the unbundling process by requiring all customers, including residential, to migrate to transportation service and authorize the Florida division to exit the merchant function. Transportation services were already available to all non-residential customers. On November 5, 2002, the Florida PSC approved the Company's request for the first phase of the unbundling process, as a pilot program, for a minimum two-year period. The Company began implementing the program in November 2002 and must submit an interim report for review by the Florida PSC after one year. As a part of this pilot program, the Company expects to submit several filings during 2003 to address transition costs, the disposition of the un-recovered gas cost balances, the implementation of the operational balancing account and the level of base rates.

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

The Company's natural gas distribution operations located in Maryland, Delaware and Florida offer transportation services to certain industrial customers. In 2001, the Florida operation extended transportation service to commercial customers and, in 2002 to residential customers. With transportation services now available on the Company's distribution systems, the Company is competing with third party suppliers to sell gas to industrial customers. The Company's competitors include the interstate transmission company if the distribution customer is located close enough to the transmission company's pipeline to make a connection economically feasible. The customers at risk are usually large volume commercial and industrial customers with the financial resources and capability to bypass the distribution operations in this manner. In certain situations, the distribution operations may adjust services and rates for these customers to retain their business. The Company expects to continue to expand the availability of transportation services to additional classes of distribution customers in the future. The Company established a natural gas sales and supply operation in Florida in 1994 to compete for customers eligible for transportation services.

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

The water services segment faces competition from a variety of national and local suppliers of water conditioning and treatment services and bottled water. This segment competes on the basis of marketing expertise, promotions and price.

RECENT  PRONOUNCEMENTS
The FASB adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" in June 2002. It requires that a liability for a cost associated with an exit or disposal activity be recognized when a liability is incurred. Under previous guidelines, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. Should the Company enter into an exit plan, SFAS No. 146 will be applied prospectively.

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

FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," was adopted in November 2002. The Company has adopted FIN No. 45. There was no impact on the financial statements; however, the disclosures in the Commitments and Contingencies footnote (Note 3) were expanded to include all required information.

FIN No. 46, "Consolidation of Variable Interest Entities," was adopted in January 2003. Chesapeake does not currently have any investments in variable interest entities and, therefore, FIN No. 46 has not impacted the Company.

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

CAUTIONARY  STATEMENT
Chesapeake has made statements in this report that are considered to be forward-looking statements. These statements are not matters of historical fact. Sometimes they contain words such as "believes," "expects," "intends," "plans," "will," or "may," and other similar words of a predictive nature. These statements relate to matters such as customer growth, changes in revenues or margins, capital expenditures, environmental remediation costs, regulatory approvals, market risks associated with the Company's propane wholesale marketing operation, competition and other matters. It is important to understand that these forward-looking statements are not guarantees, but are subject to certain risks and uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, among other things:

o    the temperature sensitivity of the natural gas and propane businesses;

o the effect of spot, forward and futures market prices on the Company's distribution, wholesale marketing and energy trading businesses; o the effects of competition on the Company's unregulated and regulated businesses;

o the effect of changes in federal, state or local regulatory and tax requirements, including deregulation;

o    the effect of accounting changes;

o the effect of compliance with environmental regulations or the remediation of environmental damage;

o the effects of general economic conditions on the Company and its customers;

o the ability of the Company's new and planned facilities and acquisitions to generate expected revenues; and

o the Company's ability to obtain the rate relief and cost recovery requested from utility regulators and the timing of the requested regulatory actions.


ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Market risk represents the potential loss arising from adverse changes in market rates and prices. Long-term debt is subject to potential losses based on the change in interest rates. The Company's long-term debt consists primarily of fixed rate senior notes, first mortgage bonds and convertible debentures, none of which was issued for trading purposes. The carrying value of long-term debt at March 31, 2003 was $76.0 million, with a fair value of $91.8 million, based mainly on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The Company is exposed to changes in interest rates due to the use of fixed rate long-term debt to finance the business. Management continually monitors fluctuations in interest rates and debt markets to assess the benefits of changing the mix of long and short-term debt or refinancing existing debt.

The Company's propane distribution business is exposed to market risk as a result of propane storage activities and entering into fixed price contracts for supply. The Company can store up to approximately 4 million gallons (including leased storage) of propane during the winter season to meet its customers' peak requirements and to serve metered customers. Decreases in the wholesale price of propane will cause the value of stored propane to decline. To mitigate the impact of price fluctuations, the Company has adopted a risk management policy that allows the propane distribution operation to enter into fair value hedges of its inventory. At March 31, 2003, 840,000 gallons of propane were hedged. That amount of propane in inventory was expected to be sold to distribution customers in April 2003 and the hedging instrument matured in April 2003. The hedge was efficient and therefore, no net gain or loss was recorded.

The Company's propane wholesale marketing operation is a party to natural gas liquids ("NGL") forward contracts, primarily propane contracts, with various third parties. These contracts require that the propane wholesale marketing operation purchase or sell NGL at a fixed price at fixed future dates. At expiration, the contracts are settled by the delivery of NGL to the Company or the counter party or booking out the transaction. (Booking out is a procedure for financially settling a contract in lieu of the physical delivery of energy.) The propane wholesale marketing operation also enters into futures contracts that are traded on the New York Mercantile Exchange. In certain cases, the futures contracts are settled by the payment or receipt of a net amount equal to the difference between the current market price of the futures contract and the original contract price; however, they may also be settled for physical receipt or delivery of propane.

The forward and futures contracts are entered into for trading and wholesale marketing purposes. The propane marketing business is subject to commodity price risk on its open positions to the extent that market prices for NGL deviate from fixed contract settlement prices. Market risk associated with the trading of futures and forward contracts are monitored daily for compliance with the Company's Risk Management Policy, which includes volumetric limits for open positions. To manage exposures to changing market prices, open positions are marked up or down to market prices and reviewed by oversight officials on a daily basis. Additionally, the Risk Management Committee reviews periodic reports on market and the credit risk of counter-parties, approves any exceptions to the Risk Management Policy (within limits established by the Board of Directors) and authorizes the use of any new types of contracts. Quantitative information on forward and futures contracts at March 31, 2003 is presented in the following table. All of the contracts mature within twelve months.

------------------------------------------------------------------------
                         QUANTITY       ESTIMATED      WEIGHTED AVERAGE
 AT MARCH 31, 2003      IN GALLONS    MARKET PRICES    CONTRACT PRICES
------------------------------------------------------------------------
 FORWARD CONTRACTS
 Sale. . . . . . . . .  7,854,000   $0.4900 - $0.5175       $0.5904
 Purchase. . . . . . .  4,914,000   $0.4900 - $0.5150       $0.5487

 FUTURES CONTRACTS
 Sale. . . . . . . . .    630,000   $0.4900 - $0.5075       $0.5644
 Purchase. . . . . . .    714,000   $0.4900 - $0.5075       $0.6906
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

                       This page intentionally left blank

                           PART II - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS
             See  Note  3  to  the  Consolidated  Financial  Statements

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS
             None

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES
             None

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
             None

ITEM  5.     OTHER  INFORMATION
             None

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K
             (a)  Exhibits:

                  Exhibit 99.1 - Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C
                  Section  1350,  dated  May  15,  2003

                  Exhibit 99.2 - Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C
                  Section  1350,  dated  May  15,  2003

             (b)  Reports  on  Form  8-K:

                  Earnings  press  release  dated  May  12,  2003

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Chesapeake  Utilities  Corporation



/s/  Michael  P.  McMasters
---------------------------
Michael  P.  McMasters
Vice  President,  Treasurer  and  Chief  Financial  Officer


Date:  May  15,  2003

                                 CERTIFICATIONS

I,  John  R.  Schimkaitis,  certify  that:


1. I have reviewed this quarterly report on Form 10-Q of Chesapeake Utilities Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May  15,  2003

/s/  John  R.  Schimkaitis
--------------------------
John  R.  Schimkaitis
President  and  Chief  Executive  Officer

I,  Michael  P.  McMasters,  certify  that:


1. I have reviewed this quarterly report on Form 10-Q of Chesapeake Utilities Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May  15,  2003

/s/  Michael  P.  McMasters
---------------------------
Michael  P.  McMasters
Vice  President,  Treasurer  and  Chief  Financial  Officer