Form 10-Q
period 2003-06-30
CHESAPEAKE UTILITIES CORP
filed 2003-08-14
CIK 19745

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         _______________________________
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended:  June 30, 2003
                                                  -------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

                Common Stock, par value $.4867 - 5,609,031 shares
                         outstanding as of June 30, 2003.

                                TABLE OF CONTENTS

PART  I  -  FINANCIAL  INFORMATION. . . . . . . . . . . . . . . . . . . . . . 1

  Item  1.     Financial  Statements. . . . . . . . . . . . . . . . . . . . . 1

    Notes  to  Consolidated  Financial  Statements. . . . . . . . . . . . . . 7
      1.   Quarterly  Financial  Data . . . . . . . . . . . . . . . . . . . . 7
      2.   Calculation  of  Earnings  Per  Share. . . . . . . . . . . . . . . 7
      3.   Commitments  and  Contingencies. . . . . . . . . . . . . . . . . . 7
             Environmental  Matters . . . . . . . . . . . . . . . . . . . . . 7
             Other  Commitments  and  Contingencies . . . . . . . . . . . . . 9
      4.   Recent  Authoritative  Pronouncements
           on  Financial  Reporting  and  Accounting. . . . . . . . . . . . .10
      5.   Adopted Pronouncements . . . . . . . . . . . . . . . . . . . . . .10
      6.   Segment  Information . . . . . . . . . . . . . . . . . . . . . . .10
      7.   Discontinued  Operations . . . . . . . . . . . . . . . . . . . . .11

  Item  2.     Management's  Discussion  and  Analysis  of  Financial
               Condition  and  Results  of  Operations. . . . . . . . . . . .13

      Business  Description . . . . . . . . . . . . . . . . . . . . . . . . .13

    Financial  Position, Liquidity  and  Capital  Resources . . . . . . . . .13

    Results  of  Operations  for  the  Quarter
    Ended  June  30, 2003 . . . . . . . . . . . . . . . . . . . . . . . . . .15
      Consolidated  Overview. . . . . . . . . . . . . . . . . . . . . . . . .15
      Natural  Gas  Distribution  and  Transmission . . . . . . . . . . . . .15
      Propane. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16
      Advanced  Information  Services. . . . . . . . . . . . . . . . . . . . 16
      Water  Business  Operations. . . . . . . . . . . . . . . . . . . . . . 17
      Other  Business  Operations. . . . . . . . . . . . . . . . . . . . . . 17
      Income  Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17
      Interest  Expense. . . . . . . . . . . . . . . . . . . . . . . . . . . 18

    Results  of  Operations  for  the  Six  Months
    Ended  June  30, 2003 . . . . . . . . . . . . . . . . . . . . . . . . . .18
      Consolidated  Overview. . . . . . . . . . . . . . . . . . . . . . . . .18
      Natural  Gas  Distribution  and  Transmission . . . . . . . . . . . . .19
      Propane. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19
      Advanced  Information  Services. . . . . . . . . . . . . . . . . . . . 20
      Water  Business  Operations. . . . . . . . . . . . . . . . . . . . . . 20
      Other  Business  Operations. . . . . . . . . . . . . . . . . . . . . . 21
      Income  Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21
      Interest  Expense. . . . . . . . . . . . . . . . . . . . . . . . . . . 21
      Environmental  Matters . . . . . . . . . . . . . . . . . . . . . . . . 21

    Other  Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22
      Regulatory  Matters. . . . . . . . . . . . . . . . . . . . . . . . . . 22
      Competition. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 23
      Recent  Pronouncements . . . . . . . . . . . . . . . . . . . . . . . . 24
      Inflation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 25
      Cautionary  Statement. . . . . . . . . . . . . . . . . . . . . . . . . 25

  Item  3.     Quantitative and Qualitative Disclosures about Market Risk. . 25

  Item  4.     Controls  and  Procedures. . . . . . . . . . . . . . . . . . .26

PART  II  -  OTHER  INFORMATION. . . . . . . . . . . . . . . . . . . . . . . 28

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 29

                         PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS


 CHESAPEAKE  UTILITIES  CORPORATION  AND  SUBSIDIARIES

 CONSOLIDATED  STATEMENTS  OF  INCOME  (UNAUDITED)

----------------------------------------------------------------------------------------------
 FOR THE THREE MONTHS ENDED JUNE 30,                                 2003           2002
----------------------------------------------------------------------------------------------
 OPERATING REVENUES. . . . . . . . . . . . . . . . . . . . . .  $  34,798,810   $  31,170,089
 COST OF SALES . . . . . . . . . . . . . . . . . . . . . . . .     18,962,976      16,944,226
----------------------------------------------------------------------------------------------
 GROSS MARGIN. . . . . . . . . . . . . . . . . . . . . . . . .     15,835,834      14,225,863
----------------------------------------------------------------------------------------------
 OPERATING EXPENSES
 Operations. . . . . . . . . . . . . . . . . . . . . . . . . .      8,701,291       8,392,366
 Maintenance . . . . . . . . . . . . . . . . . . . . . . . . .        437,454         456,916
 Depreciation and amortization . . . . . . . . . . . . . . . .      2,346,908       2,349,271
 Goodwill impairment . . . . . . . . . . . . . . . . . . . . .              0               0
 Other taxes . . . . . . . . . . . . . . . . . . . . . . . . .      1,128,765       1,024,478
----------------------------------------------------------------------------------------------
 Total operating expenses. . . . . . . . . . . . . . . . . . .     12,614,418      12,223,031
----------------------------------------------------------------------------------------------
 OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . . .      3,221,416       2,002,832

 OTHER INCOME. . . . . . . . . . . . . . . . . . . . . . . . .         57,772          52,663
----------------------------------------------------------------------------------------------
 INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . . . .      3,279,188       2,055,495

 INTEREST CHARGES. . . . . . . . . . . . . . . . . . . . . . .      1,429,005       1,207,417
----------------------------------------------------------------------------------------------
 INCOME BEFORE INCOME TAXES. . . . . . . . . . . . . . . . . .      1,850,183         848,078

 INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . . .        695,869         281,149
----------------------------------------------------------------------------------------------
 NET INCOME FROM CONTINUING OPERATIONS . . . . . . . . . . . .      1,154,314         566,929

 NET INCOME (LOSS) FROM
    DISCONTINUED OPERATIONS, NET OF TAX
 Discontinued operations . . . . . . . . . . . . . . . . . . .        (49,573)        (37,235)
 Gain on sale. . . . . . . . . . . . . . . . . . . . . . . . .         71,575               0
----------------------------------------------------------------------------------------------
 Total Net Income (Loss) from Discontinued Operations. . . . .         22,002         (37,235)
----------------------------------------------------------------------------------------------
 NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . .  $   1,176,316   $     529,694
==============================================================================================

 EARNINGS PER SHARE OF COMMON STOCK:
 BASIC
 FROM CONTINUING OPERATIONS. . . . . . . . . . . . . . . . . .  $        0.21   $        0.10
 FROM DISCONTINUED OPERATIONS. . . . . . . . . . . . . . . . .           0.00            0.00
----------------------------------------------------------------------------------------------
 NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . .  $        0.21   $        0.10
==============================================================================================

 DILUTED
 FROM CONTINUING OPERATIONS. . . . . . . . . . . . . . . . . .  $        0.21   $        0.10
 FROM DISCONTINUED OPERATIONS. . . . . . . . . . . . . . . . .           0.00            0.00
----------------------------------------------------------------------------------------------
 NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . .  $        0.21   $        0.10
==============================================================================================

 DIVIDENDS DECLARED PER SHARE OF COMMON STOCK: . . . . . . . .  $       0.275   $       0.275
==============================================================================================

The accompanying notes are an integral part of these financial statements.

 CHESAPEAKE  UTILITIES  CORPORATION  AND  SUBSIDIARIES

 CONSOLIDATED  STATEMENTS  OF  INCOME  (UNAUDITED)

----------------------------------------------------------------------------------------------
 FOR THE SIX MONTHS ENDED JUNE 30, . . . . . . . . . . . . . .       2003           2002
----------------------------------------------------------------------------------------------
 OPERATING REVENUES. . . . . . . . . . . . . . . . . . . . . .  $ 100,993,522   $  79,368,545
 COST OF SALES . . . . . . . . . . . . . . . . . . . . . . . .     58,915,708      43,060,341
----------------------------------------------------------------------------------------------
 GROSS MARGIN. . . . . . . . . . . . . . . . . . . . . . . . .     42,077,814      36,308,204
----------------------------------------------------------------------------------------------
 OPERATING EXPENSES
 Operations. . . . . . . . . . . . . . . . . . . . . . . . . .     18,504,210      17,442,439
 Maintenance . . . . . . . . . . . . . . . . . . . . . . . . .        860,372         918,623
 Depreciation and amortization . . . . . . . . . . . . . . . .      4,684,265       4,643,507
 Goodwill impairment . . . . . . . . . . . . . . . . . . . . .              0              0
 Other taxes . . . . . . . . . . . . . . . . . . . . . . . . .      2,443,731       2,296,023
----------------------------------------------------------------------------------------------
 Total operating expenses. . . . . . . . . . . . . . . . . . .     26,492,578      25,300,592
----------------------------------------------------------------------------------------------
 OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . . .     15,585,236      11,007,612

 OTHER INCOME. . . . . . . . . . . . . . . . . . . . . . . . .        144,424         390,657
----------------------------------------------------------------------------------------------
 INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . . . .     15,729,660      11,398,269

 INTEREST CHARGES. . . . . . . . . . . . . . . . . . . . . . .      2,894,855       2,428,517
----------------------------------------------------------------------------------------------
 INCOME BEFORE INCOME TAXES. . . . . . . . . . . . . . . . . .     12,834,805       8,969,752

 INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . . .      5,011,032       3,474,071
----------------------------------------------------------------------------------------------
 NET INCOME FROM CONTINUING OPERATIONS . . . . . . . . . . . .      7,823,773       5,495,681

 NET INCOME (LOSS) FROM
    DISCONTINUED OPERATIONS, NET OF TAX
 Discontinued operations . . . . . . . . . . . . . . . . . . .        (91,224)        (82,509)
 Gain on sale. . . . . . . . . . . . . . . . . . . . . . . . .         71,575               0
----------------------------------------------------------------------------------------------
 Total Loss from Discontinued Operations . . . . . . . . . . .        (19,649)        (82,509)

 CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
    PRINCIPLE, NET OF TAX. . . . . . . . . . . . . . . . . . .              0      (1,916,000)
----------------------------------------------------------------------------------------------
 NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . .  $   7,804,124   $   3,497,172
==============================================================================================

 EARNINGS PER SHARE OF COMMON STOCK:
 BASIC
 FROM CONTINUING OPERATIONS. . . . . . . . . . . . . . . . . .  $        1.40   $        1.01
 FROM DISCONTINUED OPERATIONS. . . . . . . . . . . . . . . . .           0.00           (0.02)
 EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. . . . . . . . . . .           0.00           (0.35)
----------------------------------------------------------------------------------------------
 NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . .  $        1.40   $        0.64
==============================================================================================

 DILUTED
 FROM CONTINUING OPERATIONS. . . . . . . . . . . . . . . . . .  $        1.37   $        0.99
 FROM DISCONTINUED OPERATIONS. . . . . . . . . . . . . . . . .           0.00           (0.01)
 EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. . . . . . . . . . .           0.00           (0.35)
----------------------------------------------------------------------------------------------
 NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . .  $        1.37   $        0.63
==============================================================================================

 DIVIDENDS DECLARED PER SHARE OF COMMON STOCK: . . . . . . . .  $       0.550   $       0.550
==============================================================================================

The accompanying notes are an integral part of these financial statements.

 CHESAPEAKE  UTILITIES  CORPORATION  AND  SUBSIDIARIES

 CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)

----------------------------------------------------------------------------------------------
 FOR THE SIX MONTHS ENDED JUNE 30, . . . . . . . . . . . . . .       2003           2002
----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net Income. . . . . . . . . . . . . . . . . . . . . . . . .  $   7,804,124   $   3,497,172
   Adjustments to reconcile net income to net operating cash:
      Goodwill impairment. . . . . . . . . . . . . . . . . . .              0       3,200,000
      Depreciation and amortization. . . . . . . . . . . . . .      4,754,976       4,708,656
      Depreciation included in other costs . . . . . . . . . .        480,521         665,612
      Deferred income taxes, net . . . . . . . . . . . . . . .        957,212        (933,756)
      Mark-to-market adjustments . . . . . . . . . . . . . . .        604,430          36,616
      Employee benefits and compensation . . . . . . . . . . .        579,775         166,156
      Other. . . . . . . . . . . . . . . . . . . . . . . . . .        (27,408)        (27,408)
   Changes in assets and liabilities:
      Accounts receivable. . . . . . . . . . . . . . . . . . .      5,709,082       5,916,085
      Inventory, materials, supplies and storage gas . . . . .      1,187,467       1,409,439
      Prepaid expenses and other current assets. . . . . . . .        393,983        (133,847)
      Other deferred charges . . . . . . . . . . . . . . . . .        394,959        (430,898)
      Accounts payable . . . . . . . . . . . . . . . . . . . .     (8,709,146)     (3,899,224)
      Refunds payable to customers . . . . . . . . . . . . . .       (165,282)       (614,544)
      Accrued income taxes . . . . . . . . . . . . . . . . . .      1,773,230       2,461,214
      Accrued interest . . . . . . . . . . . . . . . . . . . .      1,186,664         (68,967)
      (Under) over recovered deferred purchased gas costs. . .     (1,053,724)      5,682,150
      Other current liabilities. . . . . . . . . . . . . . . .        129,025        (751,743)
----------------------------------------------------------------------------------------------
Net cash provided by operating activities. . . . . . . . . . .     15,999,888      20,882,713
----------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Property, plant and equipment expenditures, net . . . . . .     (4,607,407)     (5,689,883)
   Sale of plant discontinued operations . . . . . . . . . . .        395,396               0
   Sale of intangibles discontinued operations . . . . . . . .        395,100               0
   Environmental recoveries, net of expenditures . . . . . . .        731,633         465,376
----------------------------------------------------------------------------------------------
Net cash used by investing activities. . . . . . . . . . . . .     (3,085,278)     (5,224,507)
----------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Common stock dividends, net of amounts reinvested . . . . .     (2,692,803)     (2,653,816)
   Issuance of stock:
      Dividend Reinvestment Plan optional cash . . . . . . . .        166,486         160,539
      Retirement Savings Plan. . . . . . . . . . . . . . . . .        574,632         513,753
   Net repayment under line of credit agreements . . . . . . .     (9,400,000)    (12,098,844)
   Proceeds from issuance of long-term debt. . . . . . . . . .              0          60,681
   Repayment of long-term debt . . . . . . . . . . . . . . . .     (1,647,546)     (1,398,497)
----------------------------------------------------------------------------------------------
Net cash used by financing activities. . . . . . . . . . . . .    (12,999,231)    (15,416,184)
----------------------------------------------------------------------------------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS . . . . .        (84,621)        242,022
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD. . . . . . . . .      2,458,276       1,188,335
----------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS END OF PERIOD. . . . . . . . . . . .  $   2,373,655   $   1,430,357
==============================================================================================

The accompanying notes are an integral part of these financial statements.

 CHESAPEAKE  UTILITIES  CORPORATION  AND  SUBSIDIARIES

 CONSOLIDATED  BALANCE  SHEETS  (UNAUDITED)

---------------------------------------------------------------------------------------------
                                                                   JUNE 30,     DECEMBER 31,
 ASSETS                                                              2003           2002
---------------------------------------------------------------------------------------------
 PROPERTY, PLANT AND EQUIPMENT
 Natural gas distribution and transmission . . . . . . . . . .  $ 182,728,789   $ 179,487,574
 Propane . . . . . . . . . . . . . . . . . . . . . . . . . . .     35,020,570      34,479,798
 Advanced information services . . . . . . . . . . . . . . . .      1,488,120       1,475,060
 Water services. . . . . . . . . . . . . . . . . . . . . . . .      4,213,771       4,619,703
 Other plant . . . . . . . . . . . . . . . . . . . . . . . . .      9,019,044       9,065,440
----------------------------------------------------------------------------------------------
 Total property, plant and equipment . . . . . . . . . . . . .    232,470,294     229,127,575
 Less:  Accumulated depreciation and amortization. . . . . . .    (65,762,094)    (74,348,909)
----------------------------------------------------------------------------------------------
 Net property, plant and equipment . . . . . . . . . . . . . .    166,708,200     154,778,666
----------------------------------------------------------------------------------------------

 INVESTMENTS . . . . . . . . . . . . . . . . . . . . . . . . .        323,959         362,855
----------------------------------------------------------------------------------------------

 CURRENT ASSETS
 Cash and cash equivalents . . . . . . . . . . . . . . . . . .      2,373,655       2,458,276
 Accounts receivable (less allowance for uncollectibles
    of $973,327 and $659,628, respectively). . . . . . . . . .     18,336,771      24,045,853
 Materials and supplies, at average cost . . . . . . . . . . .      1,097,315         995,165
 Merchandise inventory, at FIFO. . . . . . . . . . . . . . . .      1,037,191       1,193,585
 Propane inventory, at average cost. . . . . . . . . . . . . .      2,986,626       4,028,878
 Storage gas prepayments . . . . . . . . . . . . . . . . . . .      2,942,801       3,033,772
 Underrecovered purchased gas costs. . . . . . . . . . . . . .      4,022,655       2,968,931
 Income taxes receivable . . . . . . . . . . . . . . . . . . .              0         488,339
 Deferred income taxes receivable. . . . . . . . . . . . . . .      1,465,840         417,665
 Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . .      1,834,901       2,833,314
 Other current assets. . . . . . . . . . . . . . . . . . . . .        722,415         755,683
----------------------------------------------------------------------------------------------
 Total current assets. . . . . . . . . . . . . . . . . . . . .     36,820,170      43,219,461
----------------------------------------------------------------------------------------------

 DEFERRED CHARGES AND OTHER ASSETS
 Environmental regulatory assets . . . . . . . . . . . . . . .        394,362       2,527,251
 Environmental expenditures. . . . . . . . . . . . . . . . . .      1,825,773       2,557,406
 Goodwill, net . . . . . . . . . . . . . . . . . . . . . . . .        869,519         869,519
 Intangible assets, net. . . . . . . . . . . . . . . . . . . .      1,441,032       1,927,622
 Other deferred charges. . . . . . . . . . . . . . . . . . . .      4,290,533       4,701,394
----------------------------------------------------------------------------------------------
 Total deferred charges and other assets . . . . . . . . . . .      8,821,219      12,583,192
----------------------------------------------------------------------------------------------


 TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . .  $ 212,673,548   $ 210,944,174
==============================================================================================

The accompanying notes are an integral part of these financial statements.

 CHESAPEAKE  UTILITIES  CORPORATION  AND  SUBSIDIARIES

 CONSOLIDATED  BALANCE  SHEETS  (UNAUDITED)

---------------------------------------------------------------------------------------------
                                                                   JUNE 30,     DECEMBER 31,
 CAPITALIZATION AND LIABILITIES                                      2003           2002
---------------------------------------------------------------------------------------------
 CAPITALIZATION
 Stockholders' equity
 Common Stock, par value $.4867 per share;
 (authorized 12,000,000 shares; issued and
 outstanding 5,609,031 and 5,537,710 shares
 for 2003 & 2002, respectively). . . . . . . . . . . . . . . .  $   2,729,647   $   2,694,935
 Additional paid-in capital. . . . . . . . . . . . . . . . . .     33,098,657      31,756,983
 Retained earnings . . . . . . . . . . . . . . . . . . . . . .     36,967,370      32,238,510
----------------------------------------------------------------------------------------------
 Total stockholders' equity. . . . . . . . . . . . . . . . . .     72,795,674      66,690,428

 Long-term debt, net of current maturities . . . . . . . . . .     71,912,172      73,407,684
----------------------------------------------------------------------------------------------
 Total capitalization. . . . . . . . . . . . . . . . . . . . .    144,707,846     140,098,112
----------------------------------------------------------------------------------------------

 CURRENT LIABILITIES
 Current portion of long-term debt . . . . . . . . . . . . . .      3,672,138       3,938,006
 Short-term borrowing. . . . . . . . . . . . . . . . . . . . .      1,500,000      10,900,000
 Accounts payable. . . . . . . . . . . . . . . . . . . . . . .     12,432,850      21,141,996
 Refunds payable to customers. . . . . . . . . . . . . . . . .        332,560         497,842
 Customer deposits . . . . . . . . . . . . . . . . . . . . . .      1,908,525       2,007,983
 Income taxes payable. . . . . . . . . . . . . . . . . . . . .      1,284,891               0
 Accrued interest. . . . . . . . . . . . . . . . . . . . . . .      1,886,495         699,831
 Dividends payable . . . . . . . . . . . . . . . . . . . . . .      1,541,907       1,521,982
 Accrued compensation. . . . . . . . . . . . . . . . . . . . .      2,303,806       1,777,544
 Other accrued liabilities . . . . . . . . . . . . . . . . . .      1,746,247       2,052,442
----------------------------------------------------------------------------------------------
 Total current liabilities . . . . . . . . . . . . . . . . . .     28,609,419      44,537,626
----------------------------------------------------------------------------------------------

 DEFERRED CREDITS AND OTHER LIABILITIES
 Deferred income taxes . . . . . . . . . . . . . . . . . . . .     19,268,888      17,263,501
 Deferred investment tax credits . . . . . . . . . . . . . . .        520,133         547,541
 Environmental liability . . . . . . . . . . . . . . . . . . .        653,631       2,802,424
 Accrued pension costs . . . . . . . . . . . . . . . . . . . .      1,814,037       1,619,456
 Accumulated negative salvage value. . . . . . . . . . . . . .     12,861,530               0
 Other liabilities . . . . . . . . . . . . . . . . . . . . . .      4,238,064       4,075,514
----------------------------------------------------------------------------------------------
 Total deferred credits and other liabilities. . . . . . . . .     39,356,283      26,308,436
----------------------------------------------------------------------------------------------

 COMMITMENTS AND CONTINGENCIES (Note 3)


 TOTAL CAPITALIZATION AND LIABILITIES. . . . . . . . . . . . .  $ 212,673,548   $ 210,944,174
==============================================================================================

The accompanying notes are an integral part of these financial statements.

                       This page intentionally left blank

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

1.     QUARTERLY  FINANCIAL  DATA
The financial information for Chesapeake Utilities Corporation (the "Company" or "Chesapeake") included herein is unaudited and should be read in conjunction with the Company's Annual Report on Form 10-K. In the opinion of management, this financial information reflects normal recurring adjustments, including the cumulative effect of changes in accounting principles, which are necessary for a fair presentation of the Company's interim results. In accordance with United States Generally Accepted Accounting Principles, the Company's management makes certain estimates and assumptions regarding: 1) reported amounts of assets and liabilities, 2) disclosure of contingent assets and liabilities at the date of the financial statements and 3) reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Due to the seasonal nature of the Company's business, there are substantial variations in the results of operations reported on a quarterly basis and, accordingly, results for any particular quarter may not give a true indication of results for the year. Certain amounts in 2002 have been reclassified to conform to the presentation for the current year.


2.     CALCULATION  OF  EARNINGS  PER  SHARE


-----------------------------------------------------------------------------------------------
                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
 FOR THE PERIOD ENDED JUNE 30,                      2003        2002        2003        2002
-----------------------------------------------------------------------------------------------
CALCULATION OF BASIC EARNINGS PER SHARE FROM
CONTINUING OPERATIONS:
 Net Income from continuing operations. . . . .  $1,154,314  $  566,929  $7,823,773  $5,495,681
 Weighted average shares outstanding. . . . . .   5,599,525   5,478,714   5,580,620   5,461,443
-----------------------------------------------------------------------------------------------
 BASIC EARNINGS PER SHARE FROM
 CONTINUING OPERATIONS. . . . . . . . . . . . .  $     0.21  $     0.10  $     1.40  $     1.01
-----------------------------------------------------------------------------------------------
 CALCULATION OF DILUTED EARNINGS PER SHARE FROM
 CONTINUING OPERATIONS:

 RECONCILIATION OF NUMERATOR:
 Net Income from continuing operations Basic. .  $1,154,314  $  566,929  $7,823,773  $5,495,681
 Effect of 8.25% Convertible debentures * . . .           0           0      80,457      83,168
-----------------------------------------------------------------------------------------------
 Adjusted numerator Diluted . . . . . . . . . .  $1,154,314  $  566,929  $7,904,230  $5,578,849
-----------------------------------------------------------------------------------------------

 RECONCILIATION OF DENOMINATOR:
 Weighted shares outstanding Basic. . . . . . .   5,599,525   5,478,714   5,580,620   5,461,443
 Effect of dilutive securities *
 Stock options. . . . . . . . . . . . . . . . .         852           0           0           0
 Warrants . . . . . . . . . . . . . . . . . . .       4,359       2,901       3,016       2,376
 8.25% Convertible debentures . . . . . . . . .           0           0     190,027     196,429
-----------------------------------------------------------------------------------------------
 Adjusted denominator Diluted . . . . . . . . .   5,604,736   5,481,615   5,773,663   5,660,248
-----------------------------------------------------------------------------------------------

 DILUTED EARNINGS PER SHARE FROM
 CONTINUING OPERATIONS. . . . . . . . . . . . .  $     0.21  $     0.10  $     1.37  $     0.99
===============================================================================================


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

The Dover Gas Light Site is a former manufactured gas plant site located in Dover, Delaware. In May 2001, the Company, General Public Utilities Corporation, Inc. (now FirstEnergy Corporation), the State of Delaware, the United States Environmental Protection Agency ("USEPA") and the United States Department of Justice signed a settlement term sheet to settle complaints brought by the Company and the United States in 1996 and 1997, respectively, with respect to the Dover Site. In October 2002, the final Consent Decrees were signed and delivered to the United States Department of Justice ("DOJ"). The Consent Decrees were lodged simultaneously with the United States District Court for the District of Delaware and a notice soliciting public comment for a 30-day period was published in the Federal Register. The public comment period ended April 30, 2003 with no public comments. The DOJ filed an Unopposed Motion for Entry of Consent Decrees on June 26, 2003. The court granted the consent decrees on July 20, 2003. Therefore, during the third quarter of 2003, the Company expects to:

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

At June 30, 2003 the Company reduced the liability and associated regulatory asset for remediation of the Dover Gas Light site to $10,000, based on the approval of the consent decrees. That represents the estimated remaining costs related to the site. Previously, the Company had accrued $2.1 million
(discounted) of costs associated with the remediation of the Dover Gas Light site and had recorded an associated regulatory asset for the same amount.

Through June 30, 2003 the Company has incurred approximately $9.2 million in costs relating to environmental testing and remedial action studies at the Dover Gas Light site. Approximately $7.6 million has been recovered through June 30, 2003 from other parties or through rates.

The Salisbury Town Gas Light Site is a former manufactured gas plant site located in Salisbury, Maryland. In cooperation with the MDE, the Company performed the following remedial steps: (1) operation of an air sparging/soil vapor extraction ("AS/SVE") remedial system; (2) monitoring and recovery of product from recovery wells; and (3) monitoring of ground-water quality. In March 2002, with MDE's permission, the Company permanently decommissioned the AS/SVE system and discontinued nearly all on-site and off-site monitoring wells. In November 2002, the Company submitted a request for a No Further Action
("NFA") for the site. In December 2002, the MDE recommended that the Company submit work plans to MDE and place deed restrictions on the property as conditions prior to receiving an NFA. The Company has completed the MDE recommended work plans and is in the process of executing the deed restrictions. The Company anticipates submittal of a revised request for the NFA during the third quarter of 2003.

The Company has adjusted the liability with respect to the Salisbury Town Gas Light site to $14,000 at June 30, 2003. This amount is based on the estimated costs to perform limited product monitoring and recovery efforts and fulfill ongoing reporting requirements. A corresponding regulatory asset has been recorded, reflecting the Company's belief that costs incurred will be recoverable in base rates.

Through June 30, 2003, the Company has incurred approximately $2.9 million for remedial actions and environmental studies at the Salisbury Town Gas Light site. Of this amount, approximately $1.8 million has been recovered through insurance proceeds or ratemaking treatment.

The Winter Haven Coal Gas site is located in Winter Haven, Florida. In May 2001, the Florida Department of Environmental Protection ("FDEP") approved a remedial action plan that includes the utilization of the AS/SVE technologies to address ground-water impacts throughout a majority of the site. The AS/SVE construction was completed in the fourth quarter of 2002 and is now fully operational. The Company is currently negotiating with FDEP on the extent of additional investigation and remediation work required to address surface soil, ground-water and sediment impacts that will not be remediated by the AS/SVE system. The current estimate of costs to complete the remediation activities at the site is approximately $630,000 (discounted). Accordingly, at June 30, 2003 the Company has accrued a liability of $630,000. Through June 30, 2003 the Company has incurred approximately $1.2 million of environmental costs associated with this site. At June 30, 2003 the Company had collected through rates $259,000 in excess of costs incurred. A regulatory asset of approximately $371,000 representing the uncollected portion of the estimated cleanup costs has also been recorded.

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

OTHER  COMMITMENTS  AND  CONTINGENCIES
The Company's natural gas and propane distribution operations have entered into contractual commitments to purchase gas from various suppliers. The contracts have various expiration dates. In 2000, the Company entered into a long-term contract with an energy marketing and risk management company to manage a portion of the Company's natural gas transportation and storage capacity. That contract expires on October 31, 2003. The Company expects to replace the contract with a similar agreement. A vendor has not yet been selected. During the second quarter of 2003, the energy marketing and risk management company described above declared bankruptcy. Chesapeake has been and will continue to monitor its risks related to the bankruptcy, in order to minimize any impact on our operations. The Company is not aware of any adverse financial impact on its business related to the bankruptcy. Should the vendor not be able to fulfill any supply commitments, Chesapeake will contract with other vendors for gas supply.

The Company has issued corporate guarantees to certain vendors of its propane wholesale marketing subsidiary. The guarantees at June 30, 2003 totaled $4.5 million and expire on various dates through February 2004.

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

The FASB adopted SFAS No. 147, "Acquisitions of Certain Financial Institutions" in October 2002 and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" in December 2002. Neither pronouncement has an impact on the Company's current operations. If required for future transactions, they will be implemented prospectively.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" by requiring that contracts with comparable characteristics be accounted for similarly. The Company does not believe that the adoption of SFAS No. 149 will have a material impact on Chesapeake's financial position or results of operations.

SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity" was issued in May 2003 by the FASB. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It requires that an issuer classify a financial instrument that is within in its scope as a liability. Chesapeake does not currently have any financial instruments that would be impacted by this statement. Therefore, adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

5.     ADOPTED  PRONOUNCEMENTS
Chesapeake adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," as of January 1, 2003. The Company's regulated operations are allowed by the regulatory bodies to recover the costs of retiring its long-lived assets through the approved depreciation rates. This is sometimes referred to as negative salvage value. Under the pronouncement, the Company was required to record the portion of depreciation that represents negative salvage value as a liability on its financial statements. Previously, it was included in accumulated depreciation. There was no impact on the earnings of the Company. As of January 1, 2003, the liability for accumulated negative salvage value was $12.1 million and increased during the first six months of 2003 by approximately $800,000, which was offset by a reduction in accumulated depreciation for the same period of $12.9 million.

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


-------------------------------------------------------------------------------------------------------------
                                                        THREE MONTHS ENDED             SIX MONTHS ENDED
 FOR THE PERIOD ENDED JUNE 30,                         2003           2002           2003            2002
-------------------------------------------------------------------------------------------------------------
OPERATING REVENUES, UNAFFILIATED CUSTOMERS
  Natural gas distribution and transmission . . .  $ 23,515,929   $ 21,164,155   $ 63,962,373   $ 52,743,111
  Propane . . . . . . . . . . . . . . . . . . . .     5,537,407      4,106,649     25,784,434     15,319,089
  Advanced information services . . . . . . . . .     3,185,153      3,362,386      6,418,571      6,421,642
  Water services. . . . . . . . . . . . . . . . .     2,560,321      2,536,899      4,828,144      4,884,703
-------------------------------------------------------------------------------------------------------------
Total operating revenues, unaffiliated customers.  $ 34,798,810   $ 31,170,089   $100,993,522   $ 79,368,545
-------------------------------------------------------------------------------------------------------------

INTERSEGMENT REVENUES (1)
  Natural gas distribution and transmission . . .  $     61,727   $     17,456   $    101,765   $     34,914
  Advanced information services . . . . . . . . .        30,190              0         68,024              0
  Water services. . . . . . . . . . . . . . . . .         1,752              0          4,524              0
  Other . . . . . . . . . . . . . . . . . . . . .       175,151        177,440        352,570        362,110
-------------------------------------------------------------------------------------------------------------
Total intersegment revenues . . . . . . . . . . .  $    268,820   $    194,896   $    526,883   $    397,024
-------------------------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS)
  Natural gas distribution and transmission . . .  $  3,398,944   $  2,918,317   $ 10,935,377   $  9,246,110
  Propane . . . . . . . . . . . . . . . . . . . .      (390,032)    (1,086,750)     4,495,450      1,719,283
  Advanced information services . . . . . . . . .       164,301        175,954        226,634        103,937
  Water services. . . . . . . . . . . . . . . . .       (45,825)       (89,830)      (248,962)      (237,788)
  Other and eliminations. . . . . . . . . . . . .        94,028         85,141        176,738        176,070
-------------------------------------------------------------------------------------------------------------
TOTAL OPERATING INCOME. . . . . . . . . . . . . .     3,221,416      2,002,832     15,585,237     11,007,612
=============================================================================================================

*  All significant intersegment revenues are billed at market rates and have been eliminated from consolidated revenues.


-------------------------------------------------------------------------------
                                                     JUNE 30,     DECEMBER 31,
                                                       2003           2002
-------------------------------------------------------------------------------
IDENTIFIABLE ASSETS
  Natural gas distribution and transmission . . .  $159,896,909   $153,609,232
  Propane . . . . . . . . . . . . . . . . . . . .    34,317,059     37,737,882
  Advanced information services . . . . . . . . .     2,402,416      2,734,188
  Water services. . . . . . . . . . . . . . . . .     5,979,972      5,719,091
  Other . . . . . . . . . . . . . . . . . . . . .     9,725,298      9,665,544
-------------------------------------------------------------------------------
Total identifiable assets . . . . . . . . . . . .  $212,321,654   $209,465,937
===============================================================================

During the second quarter of 2003, the Company sold the assets of two water businesses. The results reported above reflect only the continuing operations of the Company. The segment reporting information for 2003 and 2002 presented above does not include discontinued operations.

7.     DISCONTINUED  OPERATIONS
During the second quarter of 2003, Chesapeake sold the assets of two water service businesses, one based in Venice, Florida and one in Rochester, Minnesota. An after-tax gain of $72,000 on the disposal of the assets was recognized. The loss from operations of discontinued businesses is shown, net of tax, separately on the income statements. The following table presents the balance sheet accounts for discontinued operations.



 CHESAPEAKE  UTILITIES  CORPORATION  AND  SUBSIDIARIES

 CONSOLIDATED  BALANCE  SHEETS  (UNAUDITED)

---------------------------------------------------------------------------------------------
                                                                   JUNE 30,     DECEMBER 31,
 ASSETS                                                              2003           2002
---------------------------------------------------------------------------------------------
 PROPERTY, PLANT AND EQUIPMENT
 Property, plant and equipment . . . . . . . . . . . . . . . .  $           0   $     567,859
 Less:  Accumulated depreciation and amortization. . . . . . .              0        (172,463)
----------------------------------------------------------------------------------------------
 Net property, plant and equipment . . . . . . . . . . . . . .              0         395,396
----------------------------------------------------------------------------------------------

 CURRENT ASSETS
 Cash and cash equivalents . . . . . . . . . . . . . . . . . .         96,340         220,283
 Accounts receivable (less allowance for uncollectibles
    of $7,740 and $15,800, respectively) . . . . . . . . . . .        183,642         165,862
 Merchandise inventory, at FIFO. . . . . . . . . . . . . . . .              0         198,823
 Income taxes receivable . . . . . . . . . . . . . . . . . . .         60,327          79,376
 Deferred income taxes receivable. . . . . . . . . . . . . . .            901           5,530
 Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . .         10,684          17,867
----------------------------------------------------------------------------------------------
 Total current assets. . . . . . . . . . . . . . . . . . . . .        351,894         687,741
----------------------------------------------------------------------------------------------

 OTHER ASSETS
 Intangible assets, net. . . . . . . . . . . . . . . . . . . .              0         395,100
----------------------------------------------------------------------------------------------
 Total other assets. . . . . . . . . . . . . . . . . . . . . .              0         395,100
----------------------------------------------------------------------------------------------


 TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . .  $     351,894   $   1,478,237
==============================================================================================




---------------------------------------------------------------------------------------------
                                                                   JUNE 30,     DECEMBER 31,
 CAPITALIZATION AND LIABILITIES                                      2003           2002
---------------------------------------------------------------------------------------------
 STOCKHOLDERS' EQUITY
 Common Stock. . . . . . . . . . . . . . . . . . . . . . . . .  $       1,000   $       1,000
 Additional paid-in capital. . . . . . . . . . . . . . . . . .        116,548         116,548
 Retained earnings . . . . . . . . . . . . . . . . . . . . . .       (470,576)       (453,592)
----------------------------------------------------------------------------------------------
 Total stockholders' equity. . . . . . . . . . . . . . . . . .       (353,028)       (336,045)

 CURRENT LIABILITIES
 Accounts payable. . . . . . . . . . . . . . . . . . . . . . .         11,974          10,928
 Due to parent company . . . . . . . . . . . . . . . . . . . .        636,094       1,693,892
 Customer deposits . . . . . . . . . . . . . . . . . . . . . .              0           1,140
 Other accrued liabilities . . . . . . . . . . . . . . . . . .         24,158          59,913
----------------------------------------------------------------------------------------------
 Total current liabilities . . . . . . . . . . . . . . . . . .        672,226       1,765,873
----------------------------------------------------------------------------------------------

 DEFERRED CREDITS AND OTHER LIABILITIES
 Deferred income taxes . . . . . . . . . . . . . . . . . . . .         32,696          48,409
----------------------------------------------------------------------------------------------
 Total deferred credits and other liabilities. . . . . . . . .         32,696          48,409
----------------------------------------------------------------------------------------------

 COMMITMENTS AND CONTINGENCIES (Note 3)


 TOTAL STOCKHOLDER'S EQUITY AND LIABILITIES. . . . . . . . . .  $     351,894   $   1,478,237
==============================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS  DESCRIPTION
Chesapeake Utilities Corporation (the "Company") is a diversified utility company engaged in natural gas distribution and transmission, propane distribution and marketing, advanced information services and other related businesses.

The Company's strategy is to grow earnings from a stable utility foundation by investing in related businesses and services that provide opportunities for higher, unregulated returns. This growth strategy includes acquisitions and investments in unregulated businesses as well as the continued investment and expansion of the Company's utility operations that provide the stable base of earnings. The Company continually reevaluates its investments to ensure that they are consistent with its strategy and the goal of enhancing shareholder value. The Company's unregulated businesses and services currently include propane distribution and wholesale marketing, advanced information services and water conditioning and treatment.

Chesapeake continues to reassess its water services activities and take actions to improve returns from this business segment. The assets and operations of two businesses were sold in the second quarter. Management continues to look at options for the remaining water businesses.

FINANCIAL  POSITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's capital requirements reflect the capital-intensive nature of its business and are principally attributable to the construction program and the retirement of outstanding debt. The Company relies on cash generated by operations and short-term borrowing to meet normal working capital requirements and to temporarily finance capital expenditures. During the first six months of 2003, net cash provided by operating activities, net cash used by investing activities and net cash used by financing activities were approximately $16.0 million, $3.1 million and $13.0 million, respectively.

The Board of Directors has authorized the Company to borrow up to $35.0 million of short-term debt from various banks and trust companies. As of June 30, 2003, Chesapeake had three unsecured bank lines of credit with two financial institutions, totaling $65.0 million, for short-term cash needs to meet seasonal working capital requirements and to temporarily fund portions of its capital expenditures. One of the bank lines, totaling $15.0 million, is committed. The other two lines are subject to the banks' availability of funds. In the first three months of 2003, cash provided by operations was adequate to fund capital expenditures and the reduction in short-term debt outstanding. At June 30, 2003, the debt outstanding under these lines was $1.5 million, compared to $10.9 million at December 31, 2002. Additionally, at June 30, 2003 there was an irrevocable letter of credit outstanding for $250,000 issued to one of the Company's insurance providers. The letter of credit reduced the available borrowing under the short-term lines.

During the six-month periods ended June 30, 2003 and 2002, capital expenditures were approximately $3.8 million and $5.7 million, respectively. Chesapeake has budgeted $16.5 million for capital expenditures during 2003. This amount includes $12.1 million for natural gas distribution and transmission, $2.3 million for propane distribution and marketing, $237,000 for advanced information services and $451,000 for other operations. The Company had originally budgeted $1.2 million for water services; however, the sale of assets for two of the water businesses and the possible sale of other water units is now expected to reduce the actual spending below this level. The natural gas distribution and transmission expenditures are for expansion and improvement of facilities. The propane expenditures are to support customer growth and for the replacement of equipment. The advanced information services expenditures are for computer hardware, software and related equipment. Expenditures for water services include expenditures to support customer growth and replace equipment. The other operations budget includes general plant, computer software and hardware expenditures. Financing for the capital expenditure program for the balance of 2003 is expected to be provided from short-term borrowing and cash provided by operating activities. The capital expenditure program is subject to continual review and modification. Actual capital requirements may vary from the above estimates due to a number of factors including acquisition opportunities, possible divestiture of additional water businesses, changing economic conditions, customer growth in existing areas, regulation, availability of capital and new growth opportunities.

The Company has budgeted $202,000 for capital expenditures in 2003 related to environmental remediation projects, and expects to make additional expenditures in future years. Management does not expect any such expenditures or financing to have a material adverse effect on the financial position or capital resources of the Company (see Note 3 to the Consolidated Financial Statements).

As of June 30, 2003 common equity represented 50.3 percent of total capitalization, compared to 47.6 percent as of December 31, 2002. Combining short-term financing with total capitalization, the equity component would have been 48.6 percent and 43.0 percent, respectively. The Company remains committed to maintaining a sound capital structure and strong credit ratings in order to provide the financial flexibility needed to access the capital markets when required. This commitment, along with adequate and timely rate relief for the Company's regulated operations, is intended to ensure that the Company will be able to attract capital from outside sources at a reasonable cost.

Interest expense for the first half of 2003 increased approximately $466,000, or 19 percent, over the same period in 2002. The increase reflects the increase in the average long-term debt balance caused by the placement of $30.0 million completed in October 2002. The average long-term debt balance in the first half of 2003 was $76.0 million with an average interest rate of 7.24 percent, compared to $50.2 million with an average interest rate of 7.61 percent in the first half of 2002. The increase in long-term debt was offset by a reduction in the average short-term borrowing balance, which decreased from $32.9 million in the first half of 2002 to $3.8 million in the first half of 2003. The average interest rate for short-term borrowing dropped from 2.37 percent for the first half of 2002 to 1.83 percent in the first half of 2003.

RESULTS  OF  OPERATIONS  FOR  THE  QUARTER  ENDED  JUNE  30,  2003

CONSOLIDATED  OVERVIEW
The Company earned net income from continuing operations of $1.2 million, or $0.21 per share, for the second quarter of 2003, an increase of 104 percent compared to net income from continuing operations of $567,000, or $0.10 per share for the corresponding period in 2002. The improved results reflect the continued strong performance of the regulated natural gas operations and the performance improvement initiatives undertaken at the propane distribution operations. Results for both the natural gas distribution and propane distribution operations on the Delmarva Peninsula benefited from second quarter temperatures (measured in heating degree days) that were 28 percent colder than the 10-year average and 39 percent colder than the same period in 2002.

During the second quarter of 2003, Chesapeake sold the assets of two water service businesses, one based in Venice, Florida and one in Rochester, Minnesota. An after-tax gain of $72,000 on the disposal of the assets was recognized, offsetting the loss from operations of discontinued businesses of $50,000.

--------------------------------------------------------------------------------------
 FOR THE THREE MONTHS ENDED JUNE 30,             2003          2002          CHANGE
--------------------------------------------------------------------------------------
Operating Income (Loss)
   Natural Gas Distribution & Transmission.  $ 3,398,944   $  2,918,317   $   480,627
   Propane. . . . . . . . . . . . . . . . .     (390,032)    (1,086,750)      696,718
   Advanced Information Services. . . . . .      164,301        175,954       (11,653)
   Water Services . . . . . . . . . . . . .      (45,825)       (89,830)       44,005
   Other & Eliminations . . . . . . . . . .       94,028         85,141         8,887
--------------------------------------------------------------------------------------
 Operating Income . . . . . . . . . . . . .    3,221,416      2,002,832     1,218,584

 Other Income . . . . . . . . . . . . . . .       57,772         52,663         5,109
 Interest Charges . . . . . . . . . . . . .    1,429,005      1,207,417       221,588
 Income Taxes . . . . . . . . . . . . . . .      695,869        281,149       414,720
--------------------------------------------------------------------------------------
 Net Income from Continuing Operations. . .  $ 1,154,314   $    566,929   $   587,385
======================================================================================

NATURAL  GAS  DISTRIBUTION  AND  TRANSMISSION
The natural gas distribution and transmission segment earned operating income of $3.4 million for the second quarter of 2003 compared to $2.9 million for the corresponding period last year, an increase of $481,000.

--------------------------------------------------------------------------------------
 FOR THE THREE MONTHS ENDED JUNE 30,             2003          2002          CHANGE
--------------------------------------------------------------------------------------
 Revenue. . . . . . . . . . . . . . . . . .  $23,577,656   $ 21,181,611   $ 2,396,045
 Cost of gas. . . . . . . . . . . . . . . .   13,411,483     12,038,277     1,373,206
--------------------------------------------------------------------------------------
 Gross margin . . . . . . . . . . . . . . .   10,166,173      9,143,334     1,022,839

 Operations & maintenance . . . . . . . . .    4,389,822      3,944,297       445,525
 Depreciation & amortization. . . . . . . .    1,678,190      1,642,188        36,002
 Other taxes. . . . . . . . . . . . . . . .      699,217        638,532        60,685
--------------------------------------------------------------------------------------
 Operating expenses . . . . . . . . . . . .    6,767,229      6,225,017       542,212
--------------------------------------------------------------------------------------
 Total Operating Income . . . . . . . . . .  $ 3,398,944   $  2,918,317   $   480,627
======================================================================================

Gross margins for the Delaware and Maryland distribution divisions increased $687,000 from 2002. Temperatures for the quarter were colder than 2002 (174 heating degree-days) and the 10-year average (138 heating degree-days). The Company estimates that, on an annual basis, for each heating degree-day variance from the 10-year average, margins change by $1,560. An increase in the average number of residential customers also contributed to the increase. Delaware and Maryland experienced an increase of 1,845 residential customers, or 6 percent, in the second quarter of 2003 compared to 2002. The Company estimates that each residential customer added contributes $360 annually to gross margin and requires an addition cost of $100 for operations and maintenance expenses.

Gross margins for the Florida distribution operations were also up $250,000, due to the implementation of transportation services and customer additions. The transmission operation's margins increased by $15,000.

The margin increases were partially offset by higher operating expenses, primarily operations and maintenance expenses and other taxes that relate to the increased volumes and earnings. Additionally, pension costs, employee costs and depreciation were higher.

PROPANE
For the second quarter of 2003, the propane segment experienced a seasonal operating loss of $390,000 compared to a $1.1 million loss for the second quarter of 2002. Gross margin increased $838,000, but was partially offset by increases in operating expenses of $141,000.

--------------------------------------------------------------------------------------
 FOR THE THREE MONTHS ENDED JUNE 30,             2003          2002          CHANGE
--------------------------------------------------------------------------------------
 Revenue. . . . . . . . . . . . . . . . . .  $ 5,537,407   $  4,106,649   $ 1,430,758
 Cost of sales. . . . . . . . . . . . . . .    2,671,033      2,077,860       593,173
--------------------------------------------------------------------------------------
 Gross margin . . . . . . . . . . . . . . .    2,866,374      2,028,789       837,585

 Operations & maintenance . . . . . . . . .    2,694,718      2,547,657       147,061
 Depreciation & amortization. . . . . . . .      373,461        420,399       (46,938)
 Other taxes. . . . . . . . . . . . . . . .      188,227        147,483        40,744
--------------------------------------------------------------------------------------
 Operating expenses . . . . . . . . . . . .    3,256,406      3,115,539       140,867
--------------------------------------------------------------------------------------
 Total Operating Loss . . . . . . . . . . .    ($390,032)   ($1,086,750)  $   696,718
======================================================================================

The margin increase for the propane segment was due primarily to an increase of $805,000 in the Delmarva distribution operations. Volumes sold in Delmarva for the second quarter increased 509,000 gallons or 19 percent. Temperatures for the quarter were colder than 2002 (174 heating degree-days) and the 10-year average (138 heating degree-days). The Company estimates that on an annual basis, for each heating degree-day variance from the 10-year average, margins change by $1,678. The margin increase was partially offset by increased operating expenses, primarily related to the higher volumes and billings, including an increase in the reserve for bad debts.

The Company's propane wholesale marketing operation experienced an increase in margins of $43,000 and a decrease of $8,000 in operating expenses, leading to an improvement of $51,000 in operating income.

ADVANCED  INFORMATION  SERVICES
The advanced information services business contributed operating income of $164,000 for the second quarter of 2003 compared to $176,000 for the second quarter of last year.

--------------------------------------------------------------------------------------
 FOR THE THREE MONTHS ENDED JUNE 30,             2003          2002          CHANGE
--------------------------------------------------------------------------------------
 Revenue. . . . . . . . . . . . . . . . . .  $ 3,215,343   $  3,362,386     ($147,043)
 Cost of sales. . . . . . . . . . . . . . .    1,870,909      1,763,137       107,772
--------------------------------------------------------------------------------------
 Gross margin . . . . . . . . . . . . . . .    1,344,434      1,599,249      (254,815)

 Operations & maintenance . . . . . . . . .      997,278      1,234,106      (236,828)
 Depreciation & amortization. . . . . . . .       48,758         52,218        (3,460)
 Other taxes. . . . . . . . . . . . . . . .      134,097        136,971        (2,874)
--------------------------------------------------------------------------------------
 Operating expenses . . . . . . . . . . . .    1,180,133      1,423,295      (243,162)
--------------------------------------------------------------------------------------
 Total Operating Income . . . . . . . . . .  $   164,301   $    175,954      ($11,653)
======================================================================================

This segment has been adversely affected by the nation's economic slowdown and the resulting postponement or cancellation of discretionary consulting projects; however, the Company has countered declining revenues by implementing cost reduction measures, including reductions in staffing.

WATER  BUSINESS  OPERATIONS
Water services continuing operations experienced an improvement of $44,000 in operating income (loss). Their operating loss was reduced to $46,000 for the second quarter of 2003, compared to a loss of $90,000 for the same period in 2002.

--------------------------------------------------------------------------------------
 FOR THE THREE MONTHS ENDED JUNE 30,             2003          2002          CHANGE
--------------------------------------------------------------------------------------
 Revenue. . . . . . . . . . . . . . . . . .  $ 2,562,073   $  2,536,899   $    25,174
 Cost of sales. . . . . . . . . . . . . . .    1,023,435      1,064,952       (41,517)
--------------------------------------------------------------------------------------
 Gross margin . . . . . . . . . . . . . . .    1,538,638      1,471,947        66,691

 Operations & maintenance . . . . . . . . .    1,297,225      1,297,988          (763)
 Depreciation & amortization. . . . . . . .      193,420        176,659        16,761
 Goodwill impairment. . . . . . . . . . . .            0              0             0
 Other taxes. . . . . . . . . . . . . . . .       93,818         87,130         6,688
--------------------------------------------------------------------------------------
 Operating expenses . . . . . . . . . . . .    1,584,463      1,561,777        22,686
--------------------------------------------------------------------------------------
 Total Operating Loss . . . . . . . . . . .     ($45,825)      ($89,830)  $    44,005
======================================================================================

An increase in margins of $67,000 was partially offset by an increase in operating expenses of $23,000. During the second quarter of 2003, Chesapeake sold the assets of two water service businesses, one based in Venice, Florida and one in Rochester, Minnesota. The results of the two businesses have been reclassified to discontinued operations. Included in discontinued operations for 2003 is approximately $18,000 (pre-tax) representing fixed overhead expense allocations that will not result in future savings for the Company.

Chesapeake continues to reassess its water services operations and take actions in an effort to improve returns from this business segment. Further action may include the sale of some or all of the remaining businesses.

OTHER  BUSINESS  OPERATIONS
Other operations contributed operating income of $89,000 for the second quarter of 2003 compared to income of $85,000 for the second quarter of last year. Other operations consist primarily of subsidiaries that own real estate leased to other Company subsidiaries.

--------------------------------------------------------------------------------------
 FOR THE THREE MONTHS ENDED JUNE 30,             2003          2002          CHANGE
--------------------------------------------------------------------------------------
 Revenue. . . . . . . . . . . . . . . . . .  $   175,151   $    177,440       ($2,289)
 Cost of sales. . . . . . . . . . . . . . .            0              0             0
--------------------------------------------------------------------------------------
 Gross margin . . . . . . . . . . . . . . .      175,151        177,440        (2,289)

 Operations & maintenance . . . . . . . . .       12,902         20,131        (7,229)
 Depreciation & amortization. . . . . . . .       59,529         57,807         1,722
 Other taxes. . . . . . . . . . . . . . . .       13,406         14,361          (955)
--------------------------------------------------------------------------------------
 Operating expenses . . . . . . . . . . . .       85,837         92,299        (6,462)
--------------------------------------------------------------------------------------
 Operating Income Other . . . . . . . . . .       89,314         85,141         4,173
 Operating Income Eliminations. . . . . . .        4,714              0         4,714
--------------------------------------------------------------------------------------
 Total Operating Income . . . . . . . . . .  $    94,028   $     85,141   $     8,887
======================================================================================

INCOME  TAXES
Income taxes are up for the quarter primarily as a result of the higher earnings. Additionally, the impact of certain permanent differences, such as the tax savings on dividends paid to the Company's Employee Stock Ownership Plan ("ESOP"), has a greater impact on the effective tax rates in periods of lower earnings.

INTEREST  EXPENSE
Interest for the second quarter of 2003 increased approximately $222,000, or 18 percent, over the same period in 2002 The increase resulted from the issuance of $30.0 million of long-term debt in October 2002 at an interest rate of 6.64 percent. The proceeds from this debt issuance were used to repay $30.0 million of short-term borrowings that were carrying lower rates. The short-term rates fluctuate daily.

The average long-term debt balance in the second quarter of 2003 was $76.0 million with an average interest rate of 7.22 percent, compared to $49.9 million with an average interest rate of 7.61 percent in the second quarter of 2002. The average borrowing balance for short-term debt decreased from $28.1 million in the second quarter of 2002 to $336,000 in the second quarter of 2003. The average interest rate for short-term borrowing dropped from 2.39 percent in the second quarter of 2002 to 1.89 percent in the second quarter of 2003.


RESULTS  OF  OPERATIONS  FOR  THE  SIX  MONTHS  ENDED  JUNE  30,  2003

CONSOLIDATED  OVERVIEW
The Company recognized net income from continuing operations of $7.8 million, or $1.40 per share, for the first six months of 2003, an increase of $2.3 million, or $0.39 per share, compared to the corresponding period in 2002. As indicated in the following table, the higher earnings for the first six months of 2003 reflect significant improvement in the natural gas and propane distribution operations due to colder weather and customer growth.

Chesapeake adopted Financial Accounting Standards Board Statement of Accounting Standards No. 142, "Goodwill and Other Intangible Assets," in the first quarter of 2002. As a result of the change in the goodwill impairment testing methods prescribed by SFAS No. 142, a non-cash charge for goodwill impairment of $1.9 million, after tax, was recorded as the cumulative effect of a change in accounting principle. After giving effect to this charge and the discontinued operations, earnings per share for the first six months of 2002 were $0.64.

--------------------------------------------------------------------------------------
 FOR THE SIX MONTHS ENDED JUNE 30,               2003          2002          CHANGE
--------------------------------------------------------------------------------------
 Operating Income (Loss)
   Natural Gas Distribution & Transmission.  $10,935,377   $  9,246,110   $ 1,689,267
   Propane. . . . . . . . . . . . . . . . .    4,495,450      1,719,283     2,776,167
   Advanced Information Services. . . . . .      226,634        103,937       122,697
   Water Services . . . . . . . . . . . . .     (248,962)      (237,788)      (11,174)
   Other & Eliminations . . . . . . . . . .      176,738        176,070           668
--------------------------------------------------------------------------------------
 Operating Income . . . . . . . . . . . . .   15,585,237     11,007,612     4,577,625

 Other Income . . . . . . . . . . . . . . .      144,424        390,657      (246,233)
 Interest Charges . . . . . . . . . . . . .    2,894,855      2,428,517       466,338
 Income Taxes . . . . . . . . . . . . . . .    5,011,032      3,474,071     1,536,961
--------------------------------------------------------------------------------------
 Net Income from Continuing Operations. . .  $ 7,823,774   $  5,495,681   $ 2,328,093
======================================================================================

NATURAL  GAS  DISTRIBUTION  AND  TRANSMISSION
The natural gas distribution and transmission segment earned pre-tax operating income of $10.9 million for the first six months of 2003 compared to $9.2 million for the corresponding period last year, an increase of $1.7 million.

--------------------------------------------------------------------------------------
 FOR THE SIX MONTHS ENDED JUNE 30,               2003          2002          CHANGE
--------------------------------------------------------------------------------------
 Revenue. . . . . . . . . . . . . . . . . .  $64,064,138   $ 52,778,025   $11,286,113
 Cost of gas. . . . . . . . . . . . . . . .   39,313,081     30,856,732     8,456,349
--------------------------------------------------------------------------------------
 Gross margin . . . . . . . . . . . . . . .   24,751,057     21,921,293     2,829,764

 Operations & maintenance . . . . . . . . .    8,969,629      8,059,772       909,857
 Depreciation & amortization. . . . . . . .    3,338,335      3,261,288        77,047
 Other taxes. . . . . . . . . . . . . . . .    1,507,716      1,354,123       153,593
--------------------------------------------------------------------------------------
 Operating expenses . . . . . . . . . . . .   13,815,680     12,675,183     1,140,497
--------------------------------------------------------------------------------------
 Total Operating Income . . . . . . . . . .  $10,935,377   $  9,246,110   $ 1,689,267
======================================================================================

Gross margins for the Delaware and Maryland distribution divisions increased $2.1 million from 2002. Temperatures for the first half were 30 percent colder than 2002 (743 heating degree-days) and 16 percent colder than the 10-year average (441 heating degree-days). The Company estimates that, on an annual basis, for each heating degree-day variance from the 10-year average, margins change by $1,560. An increase in the average number of customers also contributed to the increase. Delaware and Maryland experienced an increase of 1,934 in the average number of customers, or 6 percent, in the first half of 2003 compared to 2002. The Company estimates that each residential customer added contributes $360 annually to gross margin and requires an addition cost of $100 for operations and maintenance expenses.

Gross margins for the Florida distribution operations were also up $569,000, due to the implementation of transportation services and customer additions. The transmission operation's margins increased by $52,000.

The margin increases were partially offset by higher operating expenses, primarily operations and maintenance expenses and other taxes that relate to the increased volumes and earnings. Additionally, pension costs, employee costs and depreciation were higher.

PROPANE
For the first six months of 2003, the propane segment contributed operating income of $4.5 million compared to $1.7 million for the first six months of 2002. Gross margin increased $3.3 million, but was partially offset by increases in operating expenses of $561,000.

--------------------------------------------------------------------------------------
 FOR THE SIX MONTHS ENDED JUNE 30,               2003          2002          CHANGE
--------------------------------------------------------------------------------------
 Revenue. . . . . . . . . . . . . . . . . .  $25,784,434   $ 15,319,089   $10,465,345
 Cost of sales. . . . . . . . . . . . . . .   13,956,129      6,827,985     7,128,144
--------------------------------------------------------------------------------------
 Gross margin . . . . . . . . . . . . . . .   11,828,305      8,491,104     3,337,201

 Operations & maintenance . . . . . . . . .    6,156,924      5,547,189       609,735
 Depreciation & amortization. . . . . . . .      758,365        818,632       (60,267)
 Other taxes. . . . . . . . . . . . . . . .      417,566        406,000        11,566
--------------------------------------------------------------------------------------
 Operating expenses . . . . . . . . . . . .    7,332,855      6,771,821       561,034
--------------------------------------------------------------------------------------
 Total Operating Income . . . . . . . . . .  $ 4,495,450   $  1,719,283   $ 2,776,167
======================================================================================

The margin increase for the propane segment was due primarily to an increase of $2.9 million for the Delmarva distribution operations. Volumes sold for the first half increased 3.1 million gallons or 28 percent. Temperatures for the half were 30 percent colder than 2002 (743 heating degree-days) and 16 percent colder than the 10-year average (441 heating degree-days). The Company estimates that on an annual basis, for each heating degree-day variance from the 10-year average, margins change by $1,678. Additionally, the margin per gallon improved by $0.045 in the first half of 2003 compared to 2002. The margin increase was partially offset by increased operating expenses, primarily related to the higher volumes and revenues, including an increase in the reserve for bad debts. The Florida propane distribution operations experienced an increase in margins of $266,000 for the half; however, $192,000 related to a non-recurring service project.

The Company's propane wholesale marketing operation experienced an increase in margins of $213,000 and an increase of $2,000 in operating expenses, leading to an improvement of $211,000 in operating income. This improvement primarily reflects increased trading opportunities in the first quarter of 2003 caused by higher wholesale price volatility.

ADVANCED  INFORMATION  SERVICES
The advanced information services business earned operating income of $227,000 for the first six months of 2003 compared to income of $104,000 for the first half of last year. The increase is the result of slightly higher revenue and decreased operating expenses, partially offset by increased cost of sales.

--------------------------------------------------------------------------------------
 FOR THE SIX MONTHS ENDED JUNE 30,               2003          2002          CHANGE
--------------------------------------------------------------------------------------
 Revenue. . . . . . . . . . . . . . . . . .  $ 6,486,595   $  6,421,642   $    64,953
 Cost of sales. . . . . . . . . . . . . . .    3,762,162      3,381,949       380,213
--------------------------------------------------------------------------------------
 Gross margin . . . . . . . . . . . . . . .    2,724,433      3,039,693      (315,260)

 Operations & maintenance . . . . . . . . .    2,108,123      2,511,708      (403,585)
 Depreciation & amortization. . . . . . . .       98,871        108,588        (9,717)
 Other taxes. . . . . . . . . . . . . . . .      290,805        315,460       (24,655)
--------------------------------------------------------------------------------------
 Operating expenses . . . . . . . . . . . .    2,497,799      2,935,756      (437,957)
--------------------------------------------------------------------------------------
 Total Operating Income . . . . . . . . . .  $   226,634   $    103,937   $   122,697
======================================================================================

This segment continues to be adversely affected by the nation's economic slowdown as discretionary consulting projects have been postponed or cancelled. However, strong cost containment efforts have reduced operating expenses to offset margin reductions.

WATER  BUSINESS  OPERATIONS
Water services continuing operations experienced an operating loss of $249,000 for the first half of 2003, compared to an operating loss of $238,000 for the same period in 2002.

--------------------------------------------------------------------------------------
 FOR THE SIX MONTHS ENDED JUNE 30,               2003          2002          CHANGE
--------------------------------------------------------------------------------------
 Revenue. . . . . . . . . . . . . . . . . .  $ 4,832,668   $  4,884,703      ($52,035)
 Cost of sales. . . . . . . . . . . . . . .    1,898,220      1,993,675       (95,455)
--------------------------------------------------------------------------------------
 Gross margin . . . . . . . . . . . . . . .    2,934,448      2,891,028        43,420

 Operations & maintenance . . . . . . . . .    2,600,836      2,596,958         3,878
 Depreciation & amortization. . . . . . . .      382,535        340,755        41,780
 Goodwill impairment. . . . . . . . . . . .            0              0             0
 Other taxes. . . . . . . . . . . . . . . .      200,039        191,103         8,936
--------------------------------------------------------------------------------------
 Operating expenses . . . . . . . . . . . .    3,183,410      3,128,816        54,594
--------------------------------------------------------------------------------------
 Total Operating Loss . . . . . . . . . . .    ($248,962)     ($237,788)     ($11,174)
======================================================================================

An increase in margins of $43,000 was more than offset by an increase in operating expenses of $55,000. During the second quarter of 2003, Chesapeake sold the assets of two water service businesses, one based in Venice, Florida and one in Rochester, Minnesota. The results of the two businesses have been reclassified to discontinued operations. Included in discontinued operations for 2003 is approximately $37,000 (pre-tax) representing fixed overhead expense allocations that will not result in future savings for the Company.

Chesapeake continues to reassess its water services operations and take actions in an effort to improve returns from this business segment. These actions may include the sale of some or all of the remaining businesses.

OTHER  BUSINESS  OPERATIONS
Other operations earned operating income of $177,000 for the first half of 2003, approximately equal to the first six months of last year. Other operations consist primarily of subsidiaries that own real estate leased to other Company subsidiaries.

--------------------------------------------------------------------------------------
 FOR THE SIX MONTHS ENDED JUNE 30,               2003          2002          CHANGE
--------------------------------------------------------------------------------------
 Revenue. . . . . . . . . . . . . . . . . .  $   352,570   $    362,110       ($9,540)
 Cost of sales. . . . . . . . . . . . . . .            0              0             0
--------------------------------------------------------------------------------------
 Gross margin . . . . . . . . . . . . . . .      352,570        362,110        (9,540)

 Operations & maintenance . . . . . . . . .       40,332         42,458        (2,126)
 Depreciation & amortization. . . . . . . .      119,059        114,245         4,814
 Other taxes. . . . . . . . . . . . . . . .       27,605         29,337        (1,732)
--------------------------------------------------------------------------------------
 Operating expenses . . . . . . . . . . . .      186,996        186,040           956
--------------------------------------------------------------------------------------
 Operating Income Other . . . . . . . . . .      165,574        176,070       (10,496)
 Operating Income Eliminations. . . . . . .       11,164              0        11,164
--------------------------------------------------------------------------------------
 Total Operating Income . . . . . . . . . .  $   176,738   $    176,070   $       668
======================================================================================

INCOME  TAXES
Income taxes were higher due to the increase in operating income for the six months ended June 30, 2003; however, the federal income tax rate was consistent year to year.

INTEREST  EXPENSE
Interest expense for the first half of 2003 increased approximately $466,000, or 19 percent, over the same period in 2002. The increase reflects the increase in the average long-term debt balance caused by the placement of $30.0 million completed in October 2002, offset somewhat by a lower average interest rate. The average long-term debt balance in the first half of 2003 was $76.0 million with an average interest rate of 7.24 percent, compared to $50.2 million with an average interest rate of 7.61 percent in the first half of 2002. The increase in long-term debt was partially offset by a reduction in the average short-term borrowing balance, which decreased from $32.9 million in the first half of 2002 to $3.8 million in the first half of 2003. The average interest rate for short-term borrowing dropped from 2.37 percent for the first half of 2002 to
1.83  percent  in  the  first  half  of  2003.

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

OTHER  MATTERS

REGULATORY  MATTERS
The Delaware, Maryland and Florida Public Service Commissions regulate the Company's natural gas distribution operations, while its natural gas transmission operation is regulated by the Federal Energy Regulatory Commission ("FERC").

On August 2, 2001, the Delaware Division filed a general rate increase application. Interim rates, subject to refund, went into effect on October 1, 2001. The Delaware Public Service Commission approved a settlement agreement for Phase I of the Rate Increase Application in April 2002. Phase I should result in an increase in rates of approximately $380,000 per year (the results for the period after October 1, 2001, when the interim rates went into effect, reflect the impact of this increase). Phase II of the filing was approved by the Delaware Public Service Commission in November 2002. Phase II should result in an additional increase in rates of approximately $90,000 per year. Phase II also reduces the Company's sensitivity to warmer than normal weather by changing the minimum customer charge and the margin sharing arrangement for interruptible sales, off-system sales and capacity release income.

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

Eastern Shore filed an application with the FERC on March 31, 2003 for authorization to construct and operate new facilities in Pennsylvania and Delaware. The $8.5 million project is comprised of three phases and is scheduled to be in service on November 1, 2003, November 1, 2004, and November 1, 2005, respectively. Pending FERC approval and assuming completion by the above dates, this project will provide increased firm transportation capacity to four existing customers by a total of 15,100 dekatherms per day, a 14% increase over and above Eastern Shore's current peak day transportation capacity. The requests for additional service by Eastern Shore's existing customers are a reflection of the continued growth in Eastern Shore's market area.

On April 10, 2003, the FERC noticed Eastern Shore's application and established a deadline of May 1, 2003 for interested parties to file interventions and/or protests. No protests were filed. Eastern Shore received and responded to FERC data requests regarding the above matter. As part of Eastern Shore's application, Eastern Shore requested authorization to construct the facilities in three phases with Phase I service beginning on November 1, 2003. The Phase I work includes an upgrade at the metering and regulating station located in Parkesburg, Pennsylvania. Eastern Shore continues to proceed with the necessary project planning that will allow Eastern Shore to meet its customers' requests to serve an additional 3,800 dekatherms per day of natural gas beginning in the 2003/2004 heating season.

Eastern Shore is in the process of developing a new interactive web site to replace its current Electronic Bulletin Board, as required by the FERC. Completion of this project will allow Eastern Shore to successfully achieve the compliance standards established by the North American Energy Standards Board and will also achieve Eastern Shore's goal of finding new and better ways to service our customers by providing them with an interactive web site capable of managing their natural gas transportation needs on Eastern Shore's pipeline system.

In June 2003, Eastern Shore filed to intervene and participate in FERC Docket No. PA03-12-000, a fact-finding proceeding which was established by the FERC to investigate and determine the causes of electric transmission congestion on the Delmarva Peninsula and seek potential solutions to the problem. Eastern Shore believes natural gas can play a significant role in complementing potential solutions to the problem.

Eastern Shore also continued its active participation in the Delaware Energy Task Force. The Task Force includes seventeen members from various public and private sectors invited by the Governor to respond to the Governor's stated goal to make Delaware "the most energy-efficient state in the country." Participation in this task force is also an opportunity to showcase the advantages of natural gas to an audience focused on the energy needs along the Delmarva Peninsula.

On March 29, 2002, the Florida division filed tariff revisions with the Florida PSC to complete the unbundling process by requiring all customers, including residential, to migrate to transportation service and authorize the Florida division to exit the merchant function. Transportation services were already available to all non-residential customers. On November 5, 2002, the Florida PSC approved the Company's request for the first phase of the unbundling process, as a pilot program, for a minimum two-year period. The Company began implementing the program in November 2002 and must submit an interim report for review by the Florida PSC after one year. As a part of this pilot program, the Company has filed and received Florida PSC approval to address transition costs and the level of base rates. The Company expects to submit additional filings during 2003 regarding the disposition of the unrecovered gas cost balances and the implementation of the operational balancing account mechanism.

COMPETITION
The Company's natural gas operations compete with other forms of energy including electricity, oil and propane. The principal competitive factors are price, and to a lesser extent, accessibility. The Company's natural gas distribution operations have several large volume industrial customers that have the capacity to use fuel oil as an alternative to natural gas. When oil prices decline, these interruptible customers convert to oil to satisfy their fuel requirements. Lower levels in interruptible sales occur when oil prices are lower relative to the price of natural gas. Oil prices, as well as the prices of electricity and other fuels are subject to fluctuation for a variety of reasons; therefore, future competitive conditions are not predictable. To address this uncertainty, the Company uses flexible pricing arrangements on both the supply and sales sides of its business to maximize sales volumes. As a result of the transmission business' conversion to open access, this business has shifted from providing competitive sales service to providing transportation and contract storage services.

The Company's natural gas distribution operations located in Maryland, Delaware and Florida offer transportation services to certain industrial customers. In 2001, the Florida operation extended transportation service to commercial customers and, in 2002 to residential customers. With transportation services now available on the Company's distribution systems, the Company is competing with third party suppliers to sell gas to industrial customers and, in Florida, to commercial customers. (The Company no longer performs the merchant function for gas sales to its residential customers in Florida.) The Company's competitors include the interstate transmission company if the distribution customer is located close enough to the transmission company's pipeline to make a direct connection economically feasible. The customers at risk are usually large volume commercial and industrial customers with the financial resources and capability to bypass the Company's distribution operations in this manner. In certain situations, the Company's distribution operations may adjust services and rates for these customers to retain their business. The Company expects to continue to expand the availability of transportation services to additional classes of distribution customers in the future. The Company established a natural gas sales and supply operation in Florida in 1994 to compete for customers eligible for transportation services.

The Company's propane distribution operations compete with several other propane distributors in the Company's service territories, primarily on the basis of service and price. Competitors include several large national propane distribution companies, as well as an increasing number of local suppliers. Some of these competitors have pricing strategies designed to acquire market share.

The Company's advanced information services segment faces competition from a number of competitors, many of which have greater resources available to them than those of the Company. This segment competes on the basis of technological expertise, reputation and price.

The water services segment faces competition from a variety of national and local suppliers of water conditioning and treatment services and with bottled water. This segment competes on the basis of marketing expertise, promotions and price.

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

The FASB adopted SFAS No. 147, "Acquisitions of Certain Financial Institutions" in October 2002 and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" in December 2002. Neither pronouncement has an impact on the Company's current operations. If required for future transactions, they will be implemented prospectively.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" by requiring that contracts with comparable characteristics be accounted for similarly. The Company does not believe that the adoption of SFAS No. 149 will have a material impact on Chesapeake's financial position or results of operations.

SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity" was issued in May 2003 by the FASB. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It requires that an issuer classify a financial instrument that is within in its scope as a liability. Chesapeake does not currently have any financial instruments that would be impacted by this statement. Therefore, adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

INFLATION
Inflation affects the cost of labor, products and services required for operations, maintenance and capital improvements. While the impact of inflation has remained low in recent years, natural gas and propane prices are subject to rapid fluctuations. Fluctuations in natural gas prices are passed on to customers through the gas cost recovery mechanism in the Company's tariffs. To help cope with the effects of inflation on its capital investments and returns, the Company seeks rate relief from regulatory commissions for regulated operations while monitoring the returns of its unregulated business operations. To compensate for fluctuations in propane gas prices, the Company adjusts its propane selling prices to the extent allowed by the market.

CAUTIONARY  STATEMENT
Chesapeake has made statements in this report that are considered to be forward-looking statements. These statements are not matters of historical fact. Sometimes they contain words such as "believes," "expects," "intends," "plans," "will," or "may," and other similar words of a predictive nature. These statements relate to matters such as the potential sale of the water businesses, customer growth, changes in revenues or margins, capital expenditures, environmental remediation costs, regulatory approvals, market risks associated with the Company's propane wholesale marketing operation, competition, inflation and other matters. It is important to understand that these forward-looking statements are not guarantees, but are subject to certain risks and uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, among other things:

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


ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Market risk represents the potential loss arising from adverse changes in market rates and prices. Long-term debt is subject to potential losses based on the change in interest rates. The Company's long-term debt consists primarily of fixed rate senior notes, first mortgage bonds and convertible debentures, none of which was issued for trading purposes. The carrying value of long-term debt at June, 2003 was $75.6 million, with a fair value of $82.4 million, based mainly on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The Company is exposed to changes in interest rates due to the use of fixed rate long-term debt to finance the business. Management continually monitors fluctuations in interest rates and debt markets to assess the benefits of changing the mix of long and short-term debt or refinancing existing debt.

The Company's propane distribution business is exposed to market risk as a result of propane storage activities and entering into fixed price contracts for supply. The Company can store up to approximately 4 million gallons (including leased storage) of propane during the winter season to meet its customers' peak requirements and to serve metered customers. Decreases in the wholesale price of propane will cause the value of stored propane to decline. To mitigate the impact of price fluctuations, the Company has adopted a risk management policy that allows the propane distribution operation to enter into fair value hedges of its inventory. At June 30, 2003, 420,000 gallons of propane were hedged. That amount of propane in inventory was expected to be sold to distribution customers in July 2003 and the hedging instrument matured in July 2003. The hedge was effective and therefore, no net gain or loss was recorded.

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

The forward and futures contracts are entered into for trading and wholesale marketing purposes. The propane marketing business is subject to commodity price risk on its open positions to the extent that market prices for NGL deviate from fixed contract settlement prices. Market risk associated with the trading of futures and forward contracts are monitored daily for compliance with the Company's Risk Management Policy, which includes volumetric limits for open positions. To manage exposures to changing market prices, open positions are marked up or down to market prices and reviewed by oversight officials on a daily basis. Additionally, the Risk Management Committee reviews periodic reports on market and the credit risk of counter-parties, approves any exceptions to the Risk Management Policy (within limits established by the Board of Directors) and authorizes the use of any new types of contracts. Quantitative information on forward and futures contracts at June 30, 2003 is presented in the following table. All of the contracts mature within twelve months.

------------------------------------------------------------------------
                         QUANTITY       ESTIMATED      WEIGHTED AVERAGE
 AT  JUNE 30, 2003      IN GALLONS    MARKET PRICES    CONTRACT PRICES
------------------------------------------------------------------------
 FORWARD CONTRACTS
 Sale. . . . . . . . . 13,440,000   $0.5375 - $0.5625       $0.5548
 Purchase. . . . . . . 10,940,000   $0.5375 - $0.5625       $0.5482

 FUTURES CONTRACTS
 Sale. . . . . . . . .    240,000   $0.5375 - $0.5625       $0.5525
------------------------------------------------------------------------

 Estimated market prices and weighted average contract prices are in dollars per gallon.



                                       29
ITEM  4.     CONTROLS  AND  PROCEDURES

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES
The Chief Executive Officer and Chief Financial Officer of the Company, with the participation of other Company officials, have evaluated the Company's "disclosure controls and procedures" (as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2003. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

CHANGES  IN  INTERNAL  CONTROLS
During the fiscal quarter of the Company ending June 30, 2003, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS
             See  Note  3  to  the  Consolidated  Financial  Statements

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS
             None

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES
             None

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
             (a) The matters described in Item 4(c) below were submitted to a vote of stockholders at the Annual Meeting of Stockholders on May 20, 2003 in connection with which, proxies were solicited in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.
             (b)  Not applicable.
             (c) Proposals as submitted in the proxy statement were voted on as follows:
                  i. The election of Class I Directors for three-year terms ending in 2006, and until their successors are elected and qualified.

NAME                     VOTES FOR     VOTES WITHHELD    SHARES NOT VOTED
-----------------------   ---------     --------------    ----------------
Calvert A. Morgan, Jr.    5,083,263        148,297            344,854
Rudolph M. Peins, Jr.     5,070,928        160,632            344,854
Robert F. Rider           5,068,067        163,493            344,854

ITEM  5.     OTHER  INFORMATION
             None

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K
             (a)  Exhibits:
                    - Exhibit 31.1 - Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated August 14, 2003
                    - Exhibit 31.2 - Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated August 14, 2003
                    - Exhibit 32.1 - Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350, dated August 14, 2003
                    - Exhibit 32.2 - Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350, dated August 14, 2003
             (b)  Reports on Form 8-K:
                  Earnings  press  release  dated  August  11,  2003

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Chesapeake  Utilities  Corporation



/s/ MICHAEL  P.  MCMASTERS
--------------------------
Michael  P.  McMasters
Vice  President  and  Chief  Financial  Officer


Date:  August  14,  2003