Form 10-Q
period 2003-09-30
CHESAPEAKE UTILITIES CORP
filed 2003-11-14
CIK 19745

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         _______________________________
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:  September 30, 2003
                                                ------------------

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

                Common Stock, par value $.4867 - 5,635,702 shares
                      outstanding as of September 30, 2003.

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

  Item  2.     Management's  Discussion  and  Analysis  of  Financial
               Condition  and  Results  of  Operations. . . . . . . . . . . .13

      Business  Description . . . . . . . . . . . . . . . . . . . . . . . . .13

    Financial  Position, Liquidity  and  Capital  Resources . . . . . . . . .13

    Results  of  Operations  for  the  Quarter
    Ended  September  30, 2003. . . . . . . . . . . . . . . . . . . . . . . .15
      Consolidated  Overview. . . . . . . . . . . . . . . . . . . . . . . . .15
      Natural  Gas  Distribution  and  Transmission . . . . . . . . . . . . .15
      Propane. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16
      Advanced  Information  Services. . . . . . . . . . . . . . . . . . . . 16
      Water  Business  Operations. . . . . . . . . . . . . . . . . . . . . . 17
      Other  Business  Operations. . . . . . . . . . . . . . . . . . . . . . 17
      Income  Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17
      Interest  Expense. . . . . . . . . . . . . . . . . . . . . . . . . . . 18

    Results  of  Operations  for  the  Nine  Months
    Ended  September  30, 2003. . . . . . . . . . . . . . . . . . . . . . . .18
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

  Item  4.     Controls  and  Procedures. . . . . . . . . . . . . . . . . . .26

PART  II  -  OTHER  INFORMATION. . . . . . . . . . . . . . . . . . . . . . . 27

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 28

                          PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

 CHESAPEAKE  UTILITIES  CORPORATION  AND  SUBSIDIARIES

 CONSOLIDATED  STATEMENTS  OF  INCOME  (UNAUDITED)

-----------------------------------------------------------------------------------------
 FOR THE THREE MONTHS ENDED SEPTEMBER 30,                        2003           2002
-----------------------------------------------------------------------------------------
 OPERATING REVENUES . . . . . . . . . . . . . . . . . . . .  $ 24,742,187   $ 22,009,556
 COST OF SALES. . . . . . . . . . . . . . . . . . . . . . .    12,782,686     10,573,652
-----------------------------------------------------------------------------------------
 GROSS MARGIN . . . . . . . . . . . . . . . . . . . . . . .    11,959,501     11,435,904
-----------------------------------------------------------------------------------------
 OPERATING EXPENSES
 Operations . . . . . . . . . . . . . . . . . . . . . . . .     8,118,870      8,013,111
 Maintenance. . . . . . . . . . . . . . . . . . . . . . . .       443,315        498,250
 Depreciation and amortization. . . . . . . . . . . . . . .     2,260,553      2,144,589
 Other taxes. . . . . . . . . . . . . . . . . . . . . . . .       979,465      1,058,118
-----------------------------------------------------------------------------------------
 Total operating expenses . . . . . . . . . . . . . . . . .    11,802,203     11,714,068
-----------------------------------------------------------------------------------------
 OPERATING INCOME (LOSS). . . . . . . . . . . . . . . . . .       157,298       (278,164)

 OTHER (LOSS) INCOME. . . . . . . . . . . . . . . . . . . .       (16,282)        34,294
-----------------------------------------------------------------------------------------
 INCOME (LOSS) BEFORE INTEREST CHARGES. . . . . . . . . . .       141,016       (243,870)

 INTEREST CHARGES . . . . . . . . . . . . . . . . . . . . .     1,419,887      1,176,379
-----------------------------------------------------------------------------------------
 LOSS BEFORE INCOME TAXES . . . . . . . . . . . . . . . . .    (1,278,871)    (1,420,249)

 INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . .      (578,239)      (608,150)
-----------------------------------------------------------------------------------------
 NET LOSS FROM CONTINUING OPERATIONS. . . . . . . . . . . .      (700,632)      (812,099)

 NET LOSS FROM DISCONTINUED
    OPERATIONS, NET OF TAX
 Discontinued operations. . . . . . . . . . . . . . . . . .       (58,750)      (127,066)
 Loss on sale . . . . . . . . . . . . . . . . . . . . . . .      (106,028)             -
-----------------------------------------------------------------------------------------
 TOTAL LOSS FROM DISCONTINUED OPERATIONS. . . . . . . . . .      (164,778)      (127,066)
-----------------------------------------------------------------------------------------
 NET LOSS . . . . . . . . . . . . . . . . . . . . . . . . .     ($865,410)     ($939,165)
=========================================================================================

 LOSS PER SHARE OF COMMON STOCK:
 BASIC
   FROM CONTINUING OPERATIONS . . . . . . . . . . . . . . .        ($0.12)        ($0.15)
   FROM DISCONTINUED OPERATIONS . . . . . . . . . . . . . .         (0.03)         (0.02)
-----------------------------------------------------------------------------------------
 NET LOSS . . . . . . . . . . . . . . . . . . . . . . . . .        ($0.15)        ($0.17)
=========================================================================================

 DILUTED
   FROM CONTINUING OPERATIONS . . . . . . . . . . . . . . .        ($0.12)        ($0.15)
   FROM DISCONTINUED OPERATIONS . . . . . . . . . . . . . .         (0.03)         (0.02)
-----------------------------------------------------------------------------------------
 NET LOSS . . . . . . . . . . . . . . . . . . . . . . . . .        ($0.15)        ($0.17)
=========================================================================================

 DIVIDENDS DECLARED PER SHARE OF COMMON STOCK:. . . . . . .  $      0.275   $      0.275
-----------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

 CHESAPEAKE  UTILITIES  CORPORATION  AND  SUBSIDIARIES

 CONSOLIDATED  STATEMENTS  OF  INCOME  (UNAUDITED)

-----------------------------------------------------------------------------------------
 FOR THE NINE MONTHS ENDED SEPTEMBER 30,                         2003           2002
-----------------------------------------------------------------------------------------
 OPERATING REVENUES . . . . . . . . . . . . . . . . . . . .  $123,595,098   $ 99,309,268
 COST OF SALES. . . . . . . . . . . . . . . . . . . . . . .    70,775,536     52,671,658
-----------------------------------------------------------------------------------------
 GROSS MARGIN . . . . . . . . . . . . . . . . . . . . . . .    52,819,562     46,637,610
-----------------------------------------------------------------------------------------
 OPERATING EXPENSES
 Operations . . . . . . . . . . . . . . . . . . . . . . . .    25,509,232     24,477,951
 Maintenance. . . . . . . . . . . . . . . . . . . . . . . .     1,297,485      1,407,655
 Depreciation and amortization. . . . . . . . . . . . . . .     6,781,142      6,634,659
 Other taxes. . . . . . . . . . . . . . . . . . . . . . . .     3,322,104      3,260,250
-----------------------------------------------------------------------------------------
 Total operating expenses . . . . . . . . . . . . . . . . .    36,909,963     35,780,515
-----------------------------------------------------------------------------------------
 OPERATING INCOME . . . . . . . . . . . . . . . . . . . . .    15,909,599     10,857,095

 OTHER INCOME . . . . . . . . . . . . . . . . . . . . . . .        92,692        388,857
-----------------------------------------------------------------------------------------
 INCOME BEFORE INTEREST CHARGES . . . . . . . . . . . . . .    16,002,291     11,245,952

 INTEREST CHARGES . . . . . . . . . . . . . . . . . . . . .     4,314,742      3,558,254
-----------------------------------------------------------------------------------------
 INCOME BEFORE INCOME TAXES . . . . . . . . . . . . . . . .    11,687,549      7,687,698

 INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . .     4,461,043      2,902,563
-----------------------------------------------------------------------------------------
 NET INCOME FROM CONTINUING OPERATIONS. . . . . . . . . . .     7,226,506      4,785,135

 NET LOSS FROM DISCONTINUED
    OPERATIONS, NET OF TAX
 Discontinued operations. . . . . . . . . . . . . . . . . .      (253,337)      (311,128)
 Loss on sale . . . . . . . . . . . . . . . . . . . . . . .       (34,454)             -
-----------------------------------------------------------------------------------------
 TOTAL NET LOSS FROM DISCONTINUED OPERATIONS. . . . . . . .      (287,791)      (311,128)

 CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
    PRINCIPLE, NET OF TAX . . . . . . . . . . . . . . . . .             -     (1,916,000)
-----------------------------------------------------------------------------------------
 NET INCOME . . . . . . . . . . . . . . . . . . . . . . . .  $  6,938,715   $  2,558,007
=========================================================================================

 EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
 BASIC
   FROM CONTINUING OPERATIONS . . . . . . . . . . . . . . .  $       1.29   $       0.87
   FROM DISCONTINUED OPERATIONS . . . . . . . . . . . . . .         (0.05)         (0.05)
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE . . . . . . . .             -          (0.35)
-----------------------------------------------------------------------------------------
 NET INCOME . . . . . . . . . . . . . . . . . . . . . . . .  $       1.24   $       0.47
=========================================================================================

 DILUTED
   FROM CONTINUING OPERATIONS . . . . . . . . . . . . . . .  $       1.27   $       0.87
   FROM DISCONTINUED OPERATIONS . . . . . . . . . . . . . .         (0.05)         (0.05)
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE . . . . . . . .             -          (0.35)
-----------------------------------------------------------------------------------------
 NET INCOME . . . . . . . . . . . . . . . . . . . . . . . .  $       1.22   $       0.47
=========================================================================================

 DIVIDENDS DECLARED PER SHARE OF COMMON STOCK:. . . . . . .  $      0.825   $      0.825
-----------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

 CHESAPEAKE  UTILITIES  CORPORATION  AND  SUBSIDIARIES

 CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)

-----------------------------------------------------------------------------------------
 FOR THE NINE MONTHS ENDED SEPTEMBER 30,                         2003           2002
-----------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net Income. . . . . . . . . . . . . . . . . . . . . . . .  $  6,938,715   $  2,558,007
  Adjustments to reconcile net income to net operating cash:
    Goodwill impairment . . . . . . . . . . . . . . . . . .             -      3,200,000
    Depreciation and amortization . . . . . . . . . . . . .     7,084,141      6,965,483
    Depreciation included in other costs. . . . . . . . . .       726,977        828,465
    Deferred income taxes, net. . . . . . . . . . . . . . .     2,991,996     (1,086,520)
    Mark-to-market adjustments. . . . . . . . . . . . . . .       604,652        (45,155)
    Employee benefits and compensation. . . . . . . . . . .       756,051        205,681
    Other . . . . . . . . . . . . . . . . . . . . . . . . .        12,453        (41,112)
  Changes in assets and liabilities:
    Accounts receivable . . . . . . . . . . . . . . . . . .     5,760,008      7,259,075
    Inventory, materials, supplies and storage gas. . . . .    (2,720,339)    (1,031,969)
    Prepaid expenses and other current assets . . . . . . .       352,264       (203,267)
    Other deferred charges. . . . . . . . . . . . . . . . .       735,614       (369,146)
    Accounts payable. . . . . . . . . . . . . . . . . . . .    (7,262,453)    (2,016,965)
    Refunds payable to customers. . . . . . . . . . . . . .      (213,473)      (683,382)
    Accrued income taxes. . . . . . . . . . . . . . . . . .    (2,302,419)       404,046
    Accrued interest. . . . . . . . . . . . . . . . . . . .     1,021,253       (790,870)
    Over (under) recovered deferred purchased gas costs . .       225,118      4,931,090
    Other current liabilities . . . . . . . . . . . . . . .       693,690       (723,543)
-----------------------------------------------------------------------------------------
Net cash provided by operating activities . . . . . . . . .    15,404,248     19,359,918
-----------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Property, plant and equipment expenditures, net . . . . .    (7,695,569)    (9,142,227)
  Sale of discontinued operations . . . . . . . . . . . . .       945,404              -
  Environmental recoveries, net of expenditures . . . . . .     1,986,312        377,492
-----------------------------------------------------------------------------------------
Net cash used by investing activities . . . . . . . . . . .    (4,763,853)    (8,764,735)
-----------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Common stock dividends, net of amounts reinvested . . . .    (4,045,145)    (3,985,881)
  Issuance of stock:
    Dividend Reinvestment Plan optional cash. . . . . . . .       248,533        214,857
    Retirement Savings Plan . . . . . . . . . . . . . . . .       704,409        773,488
  Net repayment under line of credit agreements . . . . . .    (7,000,000)    (6,419,401)
  Proceeds from issuance of long-term debt. . . . . . . . .             -         60,681
  Repayment of long-term debt . . . . . . . . . . . . . . .    (1,658,333)    (1,408,908)
-----------------------------------------------------------------------------------------
Net cash used by financing activities . . . . . . . . . . .   (11,750,536)   (10,765,164)
-----------------------------------------------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . .    (1,110,141)      (169,981)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD . . . . . . .     2,458,276      1,188,335
-----------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS END OF PERIOD . . . . . . . . . .  $  1,348,135   $  1,018,354
=========================================================================================

The accompanying notes are an integral part of these financial statements.

 CHESAPEAKE  UTILITIES  CORPORATION  AND  SUBSIDIARIES

 CONSOLIDATED  BALANCE  SHEETS  (UNAUDITED)

----------------------------------------------------------------------------------------
                                                           SEPTEMBER 30,    DECEMBER 31,
 ASSETS                                                        2003             2002
----------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT
 Natural gas distribution and transmission . . . . . . .  $ 185,037,787   $ 179,487,574
 Propane . . . . . . . . . . . . . . . . . . . . . . . .     34,921,466      34,479,798
 Advanced information services . . . . . . . . . . . . .      1,525,930       1,475,060
 Water services. . . . . . . . . . . . . . . . . . . . .      3,925,047       4,619,703
 Other plant . . . . . . . . . . . . . . . . . . . . . .      9,132,866       9,065,440
----------------------------------------------------------------------------------------
 Total property, plant and equipment . . . . . . . . . .    234,543,096     229,127,575
 Less:  Accumulated depreciation and amortization. . . .    (67,085,298)    (74,348,909)
----------------------------------------------------------------------------------------
 Net property, plant and equipment . . . . . . . . . . .    167,457,798     154,778,666
----------------------------------------------------------------------------------------

 INVESTMENTS . . . . . . . . . . . . . . . . . . . . . .        323,692         362,855
----------------------------------------------------------------------------------------

 CURRENT ASSETS
 Cash and cash equivalents . . . . . . . . . . . . . . .      1,348,135       2,458,276
 Accounts receivable (less allowance for uncollectibles
    of $885,367 and $659,628, respectively). . . . . . .     18,605,972      24,045,853
 Materials and supplies, at average cost . . . . . . . .      1,028,003         995,165
 Merchandise inventory, at FIFO. . . . . . . . . . . . .        676,596       1,193,585
 Propane inventory, at average cost. . . . . . . . . . .      4,266,072       4,028,878
 Storage gas prepayments . . . . . . . . . . . . . . . .      5,754,154       3,033,772
 Underrecovered purchased gas costs. . . . . . . . . . .      2,743,813       2,968,931
 Income taxes receivable . . . . . . . . . . . . . . . .      2,790,758         488,339
 Deferred income taxes receivable. . . . . . . . . . . .        774,040         417,665
 Prepaid expenses and other current assets . . . . . . .      2,606,887       3,588,997
----------------------------------------------------------------------------------------
 Total current assets. . . . . . . . . . . . . . . . . .     40,594,430      43,219,461
----------------------------------------------------------------------------------------

 DEFERRED CHARGES AND OTHER ASSETS
 Environmental regulatory assets . . . . . . . . . . . .        372,366       2,527,251
 Environmental expenditures. . . . . . . . . . . . . . .        571,094       2,557,406
 Goodwill, net . . . . . . . . . . . . . . . . . . . . .        869,519         869,519
 Other intangible assets, net. . . . . . . . . . . . . .      1,234,445       1,927,622
 Other deferred charges. . . . . . . . . . . . . . . . .      3,950,755       4,701,394
----------------------------------------------------------------------------------------
 Total deferred charges and other assets . . . . . . . .      6,998,179      12,583,192
----------------------------------------------------------------------------------------



 TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . .  $ 215,374,099   $ 210,944,174
========================================================================================

The accompanying notes are an integral part of these financial statements.

 CHESAPEAKE  UTILITIES  CORPORATION  AND  SUBSIDIARIES

 CONSOLIDATED  BALANCE  SHEETS  (UNAUDITED)

----------------------------------------------------------------------------------------
                                                           SEPTEMBER 30,    DECEMBER 31,
 CAPITALIZATION AND LIABILITIES                                2003             2002
----------------------------------------------------------------------------------------
 CAPITALIZATION
 Stockholders' equity
 Common Stock, par value $.4867 per share;
 (authorized 12,000,000 shares; issued and
 outstanding 5,635,702 and 5,537,710 shares
 for 2003 & 2002, respectively). . . . . . . . . . . . .  $   2,742,633   $   2,694,935
 Additional paid-in capital. . . . . . . . . . . . . . .     33,612,176      31,756,983
 Retained earnings . . . . . . . . . . . . . . . . . . .     34,552,256      32,238,510
----------------------------------------------------------------------------------------
 Total stockholders' equity. . . . . . . . . . . . . . .     70,907,065      66,690,428

 Long-term debt, net of current maturities . . . . . . .     71,783,624      73,407,684
----------------------------------------------------------------------------------------
 Total capitalization. . . . . . . . . . . . . . . . . .    142,690,689     140,098,112
----------------------------------------------------------------------------------------

 CURRENT LIABILITIES
 Current portion of long-term debt . . . . . . . . . . .      3,665,091       3,938,006
 Short-term borrowing. . . . . . . . . . . . . . . . . .      3,900,000      10,900,000
 Accounts payable. . . . . . . . . . . . . . . . . . . .     13,869,900      21,141,996
 Refunds payable to customers. . . . . . . . . . . . . .        284,369         497,842
 Customer deposits . . . . . . . . . . . . . . . . . . .      1,903,547       2,007,983
 Accrued interest. . . . . . . . . . . . . . . . . . . .      1,721,084         699,831
 Dividends payable . . . . . . . . . . . . . . . . . . .      1,549,398       1,521,982
 Accrued compensation. . . . . . . . . . . . . . . . . .      2,660,683       1,777,544
 Other accrued liabilities . . . . . . . . . . . . . . .      1,778,751       2,052,442
----------------------------------------------------------------------------------------
 Total current liabilities . . . . . . . . . . . . . . .     31,332,823      44,537,626
----------------------------------------------------------------------------------------

 DEFERRED CREDITS AND OTHER LIABILITIES
 Deferred income taxes . . . . . . . . . . . . . . . . .     20,611,871      17,263,501
 Deferred investment tax credits . . . . . . . . . . . .        506,429         547,541
 Environmental liability . . . . . . . . . . . . . . . .        632,513       2,802,424
 Accrued pension costs . . . . . . . . . . . . . . . . .      1,897,739       1,619,456
 Accumulated negative salvage value. . . . . . . . . . .     13,221,088               -
 Other liabilities . . . . . . . . . . . . . . . . . . .      4,480,947       4,075,514
----------------------------------------------------------------------------------------
 Total deferred credits and other liabilities. . . . . .     41,350,587      26,308,436
----------------------------------------------------------------------------------------

 COMMITMENTS AND CONTINGENCIES (Note 3)



 TOTAL CAPITALIZATION AND LIABILITIES. . . . . . . . . .  $ 215,374,099   $ 210,944,174
========================================================================================

The accompanying notes are an integral part of these financial statements.

                       This page intentionally left blank.

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

2.     CALCULATION  OF  EARNINGS  PER  SHARE

--------------------------------------------------------------------------------------------------------
                                                           THREE MONTHS ENDED        NINE MONTHS ENDED
 FOR THE PERIOD ENDED SEPTEMBER 30,                        2003         2002         2003        2002
--------------------------------------------------------------------------------------------------------
CALCULATION OF BASIC (LOSS) EARNINGS PER SHARE FROM
CONTINUING OPERATIONS:
 Net (Loss) Income from continuing operations. . . . .   ($700,632)   ($812,099)  $7,226,506  $4,785,135
 Weighted average shares outstanding . . . . . . . . .   5,626,202    5,503,318    5,595,981   5,475,555
--------------------------------------------------------------------------------------------------------
 BASIC (LOSS) EARNINGS PER SHARE FROM
 CONTINUING OPERATIONS . . . . . . . . . . . . . . . .      ($0.12)      ($0.15)  $     1.29  $     0.87
--------------------------------------------------------------------------------------------------------

 CALCULATION OF DILUTED (LOSS) EARNINGS PER SHARE FROM
 CONTINUING OPERATIONS:

 RECONCILIATION OF NUMERATOR:
 Net (Loss) Income from continuing operations Basic. .   ($700,632)   ($812,099)  $7,226,506  $4,785,135
 Effect of 8.25% Convertible debentures *. . . . . . .           -            -      119,740           -
--------------------------------------------------------------------------------------------------------
 Adjusted numerator Diluted. . . . . . . . . . . . . .   ($700,632)   ($812,099)  $7,346,246  $4,785,135
--------------------------------------------------------------------------------------------------------

 RECONCILIATION OF DENOMINATOR:
 Weighted shares outstanding Basic . . . . . . . . . .   5,626,202    5,503,318    5,595,981   5,475,555
 Effect of dilutive securities *
 Stock options . . . . . . . . . . . . . . . . . . . .           -            -          634           -
 Warrants. . . . . . . . . . . . . . . . . . . . . . .           -            -        4,400       1,963
 8.25% Convertible debentures. . . . . . . . . . . . .           -            -      187,501           -
--------------------------------------------------------------------------------------------------------
 Adjusted denominator Diluted. . . . . . . . . . . . .   5,626,202    5,503,318    5,788,516   5,477,518
--------------------------------------------------------------------------------------------------------

 DILUTED (LOSS) EARNINGS PER SHARE FROM
 CONTINUING OPERATIONS . . . . . . . . . . . . . . . .      ($0.12)      ($0.15)  $     1.27  $     0.87
========================================================================================================

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

By Order dated July 18, 2003, the U.S. District Court for the District of Delaware entered final judgment approving and entering the Consent Decrees resolving this litigation. The entry of the Consent Decrees triggered the parties' obligations to make the payments required by the settlement agreement within thirty days. Chesapeake received from other parties, net settlement payments of $1.15 million. These proceeds will be passed on to the Company's firm customers, in accordance with the environmental rate rider. Chesapeake has no further obligations under the Consent Decrees at this time.

At June 30, 2003, the Company reduced the liability and associated regulatory asset for remediation of the Dover Gas Light site to $10,000, based on the approval of the Consent Decrees, representing the Company's estimate of the remaining costs related to the site. At September 30, 2003 the balance remained at $10,000.

Through September 30, 2003, the Company has incurred approximately $9.2 million in costs relating to environmental testing and remedial action studies at the Dover Gas Light site. Approximately $8.8 million (which includes the net settlement of $1.15 million) has been recovered through September 30, 2003 from other parties or through rates. A regulatory asset has been established for the remaining uncollected costs. They are expected to be recovered through rates or from other responsible parties.

The Salisbury Town Gas Light Site is a former manufactured gas plant site located in Salisbury, Maryland. In cooperation with the MDE, the Company performed the following remedial steps: (1) operation of an air sparging/soil vapor extraction ("AS/SVE") remedial system; (2) monitoring and recovery of product from recovery wells; and (3) monitoring of ground-water quality. In March 2002, with MDE's permission, the Company permanently decommissioned the AS/SVE system and discontinued nearly all on-site and off-site monitoring wells. In November 2002, the Company submitted a request for a No Further Action
("NFA") for the site. In December 2002, the MDE recommended that the Company submit work plans to MDE and place deed restrictions on the property as conditions prior to receiving an NFA. The Company has completed the MDE recommended work plans and has executed the deed restrictions. During the third quarter of 2003 the Company submitted a revised request for the NFA.

The Company has adjusted the liability with respect to the Salisbury Town Gas Light site to $9,500 at September 30, 2003. This amount is based on the estimated costs to perform limited product monitoring and recovery efforts and fulfill ongoing reporting requirements. A corresponding regulatory asset has been recorded, reflecting the Company's belief that costs incurred will be recoverable in base rates.

Through September 30, 2003, the Company has incurred approximately $2.9 million for remedial actions and environmental studies at the Salisbury Town Gas Light site. Of this amount, approximately $1.8 million has been recovered through insurance proceeds or ratemaking treatment. The Company expects to recover the remaining costs through rates and has established a regulatory asset for those costs.

The Winter Haven Coal Gas site is located in Winter Haven, Florida. In May 2001, the Florida Department of Environmental Protection ("FDEP") approved a remedial action plan that includes the utilization of the AS/SVE technologies to address ground-water impacts throughout a majority of the site. The AS/SVE construction was completed in the fourth quarter of 2002 and is now fully operational. The Company is currently negotiating with FDEP on the extent of additional investigation and remediation work required to address surface soil, ground-water and sediment impacts that will not be remediated by the AS/SVE system. The current estimate of costs to complete the remediation activities at the site is approximately $613,000 (present value). Accordingly, at September 30, 2003 the Company has accrued a liability of $613,000. Through September 30, 2003 the Company has incurred approximately $1.2 million of environmental costs associated with this site. At September 30, 2003 the Company had collected through rates $260,000 in excess of costs incurred. A regulatory asset of approximately $353,000 representing the uncollected portion of the estimated cleanup costs has also been recorded.

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

OTHER  COMMITMENTS  AND  CONTINGENCIES
The Company's natural gas and propane distribution operations have entered into contractual commitments to purchase gas from various suppliers. The contracts have various expiration dates. In November 2003, the Company entered into a one-year contract with an energy marketing and risk management company to manage a portion of the Company's natural gas transportation and storage capacity. That contract replaced one that expired on October 31, 2003. The previous energy marketing and risk management company had declared bankruptcy; however, the bankruptcy did not result in any adverse financial impact on Chesapeake.

The Company has issued corporate guarantees to certain vendors of its propane wholesale marketing subsidiary. The guarantees at September 30, 2003 totaled $4.5 million and expire on various dates through September 2004.

The Company is involved in certain legal actions and claims arising in the normal course of business. On September 16, 2003, the Company's wholesale propane marketing operation, Xeron, Inc. received a letter from an attorney representing Enron Gas Liquids, Inc. ("EGLI"), a debtor in a pending chapter 11 case. In this letter, EGLI's attorney claims that Xeron owes EGLI $727,000 in connection with certain agreements between Xeron and EGLI that required EGLI to deliver gas in January, February and March 2002. EGLI defaulted on the agreements and did not fulfill their obligation to deliver the product. Therefore, under the terms of the agreements, the Company believes that it has valid defenses to the EGLI claim. The Company will vigorously defend its position and believes that it will prevail if this EGLI claim goes to trial.

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

4. RECENT AUTHORITATIVE PRONOUNCEMENTS ON FINANCIAL REPORTING AND ACCOUNTING The Financial Accounting Standards Board ("FASB") adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" in June 2002, which requires that a liability for a cost associated with an exit or disposal activity be recognized when a liability is incurred. Under previous guidelines, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. Should the Company enter into an exit plan, SFAS No. 146 will be applied prospectively.

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

Chesapeake adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," as of January 1, 2003. The Company's regulated operations are allowed by the regulatory bodies to recover the costs of retiring its long-lived assets through the approved depreciation rates. This is sometimes referred to as negative salvage value. Under the pronouncement, the Company was required to record the portion of depreciation that represents negative salvage value as a liability on its financial statements. Previously, it was included in accumulated depreciation. There was no impact on the earnings of the Company. As of January 1, 2003, the liability for accumulated negative salvage value was $12.1 million and increased during the first nine months of 2003 by approximately $1.1 million, which was offset by a reduction in accumulated depreciation for the same period of $13.2 million.


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

5.     SEGMENT  INFORMATION
Chesapeake uses the management approach to identify operating segments. Chesapeake organizes its business around differences in products or services and the operating results of each segment are regularly reviewed by the Company's chief operating decision maker in order to make decisions about resources and to assess performance. The following table presents information about the Company's reportable segments.

-------------------------------------------------------------------------------------------------------------
                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
 FOR THE PERIOD ENDED SEPTEMBER 30,                    2003           2002           2003           2002
-------------------------------------------------------------------------------------------------------------
OPERATING REVENUES, UNAFFILIATED CUSTOMERS
  Natural gas distribution and transmission . . .  $ 16,894,614   $ 14,172,555   $ 80,856,987   $ 66,915,666
  Propane . . . . . . . . . . . . . . . . . . . .     3,636,283      3,282,636     29,420,717     18,601,725
  Advanced information services . . . . . . . . .     2,645,511      3,154,916      9,064,082      9,576,559
  Water services. . . . . . . . . . . . . . . . .     1,565,779      1,391,751      4,253,312      4,207,621
  Other . . . . . . . . . . . . . . . . . . . . .             -          7,698              -          7,698
-------------------------------------------------------------------------------------------------------------
Total operating revenues, unaffiliated customers.  $ 24,742,187   $ 22,009,556   $123,595,098   $ 99,309,269
-------------------------------------------------------------------------------------------------------------

INTERSEGMENT REVENUES (1)
  Natural gas distribution and transmission . . .  $     26,382   $     17,457   $    128,147   $     52,371
  Advanced information services . . . . . . . . .        15,961        101,507         83,985        101,507
  Water services. . . . . . . . . . . . . . . . .         2,431              -          6,955              -
  Other . . . . . . . . . . . . . . . . . . . . .       174,529        169,929        527,100        532,039
-------------------------------------------------------------------------------------------------------------
Total intersegment revenues . . . . . . . . . . .  $    219,303   $    288,893   $    746,187   $    685,917
-------------------------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS)
  Natural gas distribution and transmission . . .  $  1,545,994   $  1,331,116   $ 12,481,371   $ 10,577,226
  Propane . . . . . . . . . . . . . . . . . . . .    (1,596,707)    (1,688,874)     2,898,743         30,409
  Advanced information services . . . . . . . . .        99,495        181,123        326,129        285,061
  Water services. . . . . . . . . . . . . . . . .        13,951       (125,240)       (67,946)      (235,381)
  Other and eliminations. . . . . . . . . . . . .        94,565         23,711        271,302        199,780
-------------------------------------------------------------------------------------------------------------
TOTAL OPERATING INCOME (LOSS) . . . . . . . . . .       157,298       (278,164)    15,909,599     10,857,095
=============================================================================================================

*  All significant intersegment revenues are billed at market rates and have been eliminated from consolidated revenues.


-------------------------------------------------------------------------------
                                                   SEPTEMBER 30,   DECEMBER 31,
                                                       2003           2002
-------------------------------------------------------------------------------
IDENTIFIABLE ASSETS
  Natural gas distribution and transmission . . .  $158,160,638   $153,609,232
  Propane . . . . . . . . . . . . . . . . . . . .    35,076,290     37,737,882
  Advanced information services . . . . . . . . .     2,574,054      2,734,188
  Water services. . . . . . . . . . . . . . . . .     3,319,021      3,441,785
  Other . . . . . . . . . . . . . . . . . . . . .    12,919,854      9,665,544
-------------------------------------------------------------------------------
Total identifiable assets . . . . . . . . . . . .  $212,049,857   $207,188,631
===============================================================================

During the third quarter of 2003, the Company sold the assets of one of its water services businesses, bringing the total sold year-to-date to three water businesses. Additionally, an agreement was reached to sell a fourth. Results for all four companies were reclassified to discontinued operations. The results reported above reflect only the continuing operations of the Company. The segment reporting information for 2003 and 2002 presented above does not include discontinued operations.

6.     DISCONTINUED  OPERATIONS
During the third quarter of 2003, Chesapeake sold the assets of a water services business unit based in Idaho. An after-tax loss of $106,000 on the disposal of water assets was recognized in the third quarter. For the nine months ended September 30, 2003, three water service businesses were sold, resulting in a total after-tax loss of $34,000 on the sales. As of September 30, 2003, management also had approval to sell the assets of another water services business based in Michigan, and in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was reported as a discontinued operation. The sale of the Michigan business was completed on October 9, 2003. The gain on the sale was approximately $24,000 (after tax) and will be recorded in the October. The loss from operations of discontinued businesses is shown, net of tax, separately on the income statements. The following table presents the balance sheet accounts for discontinued operations, including the Michigan business.

 CHESAPEAKE  UTILITIES  CORPORATION - DISCONTINUED OPERATIONS

 BALANCE  SHEETS  (UNAUDITED)

----------------------------------------------------------------------------------------
                                                           SEPTEMBER 30,    DECEMBER 31,
 ASSETS                                                        2003             2002
----------------------------------------------------------------------------------------
 PROPERTY, PLANT AND EQUIPMENT
 Property, plant and equipment . . . . . . . . . . . . .  $     781,619   $   1,730,476
 Less:  Accumulated depreciation and amortization. . . .       (295,172)       (475,512)
----------------------------------------------------------------------------------------
 Net property, plant and equipment . . . . . . . . . . .        486,447       1,254,964
----------------------------------------------------------------------------------------

 CURRENT ASSETS
 Cash and cash equivalents . . . . . . . . . . . . . . .         44,862         203,731
 Accounts receivable (less allowance for uncollectibles
    of $37,764 and $48,860, respectively). . . . . . . .        517,341         354,843
 Merchandise inventory, at FIFO. . . . . . . . . . . . .        171,050         503,705
 Income taxes receivable . . . . . . . . . . . . . . . .      1,391,717           3,100
 Deferred income taxes receivable. . . . . . . . . . . .              -          17,101
 Prepaid expenses. . . . . . . . . . . . . . . . . . . .         23,251          82,874
----------------------------------------------------------------------------------------
 Total current assets. . . . . . . . . . . . . . . . . .      2,148,221       1,165,354
----------------------------------------------------------------------------------------

 OTHER ASSETS
 Intangible assets, net. . . . . . . . . . . . . . . . .        689,574       1,335,225
 Deferred income taxes receivable. . . . . . . . . . . .              -       1,277,116
----------------------------------------------------------------------------------------
 Total other assets. . . . . . . . . . . . . . . . . . .        689,574       2,612,341
----------------------------------------------------------------------------------------



 TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . .  $   3,324,242   $   5,032,659
========================================================================================


----------------------------------------------------------------------------------------
                                                           SEPTEMBER 30,    DECEMBER 31,
 CAPITALIZATION AND LIABILITIES                                2003             2002
----------------------------------------------------------------------------------------
 CAPITALIZATION
 Common Stock. . . . . . . . . . . . . . . . . . . . . .  $      16,000   $      16,000
 Additional paid-in capital. . . . . . . . . . . . . . .        116,548         116,548
 Retained earnings . . . . . . . . . . . . . . . . . . .        (70,773)        217,016
----------------------------------------------------------------------------------------
 Total stockholders' equity. . . . . . . . . . . . . . .         61,775         349,564

 Long-term debt, net of current maturities . . . . . . .              -           7,047
----------------------------------------------------------------------------------------
 Total capitalization. . . . . . . . . . . . . . . . . .         61,775         356,611
----------------------------------------------------------------------------------------

 CURRENT LIABILITIES
 Current portion of long-term debt . . . . . . . . . . .              -           7,047
 Accounts payable. . . . . . . . . . . . . . . . . . . .         34,517         104,596
 Due to parent company . . . . . . . . . . . . . . . . .      2,488,763       3,747,846
 Customer deposits . . . . . . . . . . . . . . . . . . .         17,517          31,512
 Other accrued liabilities . . . . . . . . . . . . . . .         91,670         125,047
----------------------------------------------------------------------------------------
 Total current liabilities . . . . . . . . . . . . . . .      2,632,467       4,016,048
----------------------------------------------------------------------------------------

 DEFERRED CREDITS AND OTHER LIABILITIES
 Other Liabilities . . . . . . . . . . . . . . . . . . .        630,000         660,000
----------------------------------------------------------------------------------------
 Total deferred credits and other liabilities. . . . . .        630,000         660,000
----------------------------------------------------------------------------------------

 COMMITMENTS AND CONTINGENCIES (Note 3)



 TOTAL CAPITALIZATION AND LIABILITIES. . . . . . . . . .  $   3,324,242   $   5,032,659
========================================================================================

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

Chesapeake continues to reassess its water services activities and take actions to improve returns from this business segment. The assets and operations of one business were sold in the third quarter and another business was sold in October 2003, increasing to four the number of water services businesses sold in 2003. Management continues to look at options for the remaining three water service businesses.

FINANCIAL  POSITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's capital requirements reflect the capital-intensive nature of its business and are principally attributable to the construction program and the retirement of outstanding debt. The Company relies on cash generated by operations and short-term borrowing to meet normal working capital requirements and to finance temporarily capital expenditures. During the first nine months of 2003, net cash provided by operating activities, net cash used by investing activities and net cash used by financing activities were approximately $15.2 million, $4.6 million and $11.8 million, respectively.

The Board of Directors has authorized the Company to borrow up to $35.0 million of short-term debt from various banks and trust companies. As of September 30, 2003, Chesapeake had five unsecured bank lines of credit with three financial institutions, totaling $65.0 million, for short-term cash needs to meet seasonal working capital requirements and to temporarily fund portions of its capital expenditures. Two of the bank lines, totaling $15.0 million, are committed. The other three lines are subject to the banks' availability of funds. In the first nine months of 2003, cash provided by operations was adequate to fund capital expenditures and the reduction in short-term debt outstanding. At September 30, 2003, the debt outstanding under these lines was $3.9 million, compared to $10.9 million at December 31, 2002. Additionally, at September 30, 2003 The Company had outstanding an irrevocable letter of credit in the amount of $693,600 issued to one of the Company's insurance providers. The letter of credit reduced the available borrowing under the short-term lines.

During the nine-month periods ended September 30, 2003 and 2002, capital expenditures were approximately $7.9 million and $9.1 million, respectively. Chesapeake has budgeted $16.5 million for capital expenditures during 2003. This amount includes $12.1 million for natural gas distribution and transmission, $2.3 million for propane distribution and marketing, $237,000 for advanced information services and $451,000 for other operations. The Company had originally budgeted $1.2 million for water services; however, the sale of the assets for four of its water service businesses is expected to reduce the actual spending below this level. The natural gas distribution and transmission expenditures are for expansion and improvement of facilities. The propane expenditures are to support customer growth and for the replacement of equipment. The advanced information services expenditures are for computer hardware, software and related equipment. Budgeted expenditures for water services were to support customer growth and replace equipment. The other operations budget includes general plant, computer software and hardware expenditures. Financing for the capital expenditure program for the balance of 2003 is expected to be provided from short-term borrowing and cash provided by operating activities. The capital expenditure program is subject to continual review and modification. Actual capital requirements may vary from the above estimates due to a number of factors including acquisition opportunities, possible divestiture of additional water businesses, changing economic conditions, customer growth in existing areas, regulation, availability of capital and new growth opportunities.

The Company has budgeted $202,000 for capital expenditures in 2003 related to environmental remediation projects, and expects to make additional expenditures in future years. Management does not expect any such expenditures or financing to have a material adverse effect on the financial position or capital resources of the Company (see Note 3 to the Consolidated Financial Statements).

As of September 30, 2003 common equity represented 49.7 percent of total capitalization, compared to 47.6 percent as of December 31, 2002. Combining short-term financing with total capitalization, the equity component would have been 47.2 percent and 43.0 percent, respectively. The Company remains committed to maintaining a sound capital structure and strong credit ratings in order to provide the financial flexibility needed to access the capital markets when required. This commitment, along with adequate and timely rate relief for the Company's regulated operations, is intended to ensure that the Company will be able to attract capital from outside sources at a reasonable cost.

Interest expense for the first nine months of 2003 increased approximately $756,000, or 21 percent, over the same period in 2002. The increase reflects the increase in the average long-term debt balance caused by the placement of $30.0 million completed in October 2002. The average long-term debt balance in the first nine months of 2003 was $75.8 million with an average interest rate of 7.2 percent, compared to $50.0 million with an average interest rate of 7.6 percent in the first nine months of 2002. The increase in long-term debt was offset by a reduction in the average short-term borrowing balance, which decreased from $32.8 million in the first nine months of 2002 to $3.4 million in the first nine months of 2003. The average interest rate for short-term borrowing dropped from
2.4 percent for the first nine months of 2002 to 1.7 percent in the first nine months of 2003.

RESULTS  OF  OPERATIONS  FOR  THE  QUARTER  ENDED  SEPTEMBER  30,  2003

CONSOLIDATED  OVERVIEW
The Company experienced a seasonal loss from continuing operations of $701,000, or $0.12 per share, for the third quarter of 2003, an improvement of $111,000 compared to a net loss from continuing operations of $812,000, or $0.15 per share for the corresponding period in 2002. The improved results reflect the continued strong performance of the regulated natural gas operations and the performance improvement initiatives undertaken at the propane distribution operations. Chesapeake typically experiences a loss in the third quarter, when warm temperatures on the Delmarva Peninsula cause a reduction in the usage of natural gas and propane by heating customers.

During the third quarter of 2003, Chesapeake sold the assets of one water service business with offices in Boise and Moscow, Idaho and reached an agreement to sell the assets of another water service business in Detroit, Michigan. The operating results of these businesses have been presented as discontinued operations. An after-tax loss of $106,000 was recognized in the third quarter on the disposal of the water assets. The Michigan sale was closed on October 9, 2003. A gain of approximately $24,000 will be recorded in the fourth quarter related to the Michigan sale.

---------------------------------------------------------------------------------------
 FOR THE THREE MONTHS ENDED SEPTEMBER 30,        2003           2002          CHANGE
---------------------------------------------------------------------------------------
Operating Income (Loss)
   Natural Gas Distribution & Transmission.  $  1,545,994   $  1,331,116   $   214,878
   Propane. . . . . . . . . . . . . . . . .    (1,596,707)    (1,688,874)       92,167
   Advanced Information Services. . . . . .        99,495        181,123       (81,628)
   Water Services . . . . . . . . . . . . .        13,951       (125,240)      139,191
   Other & Eliminations . . . . . . . . . .        94,565         23,711        70,854
---------------------------------------------------------------------------------------
 Operating Income (Loss). . . . . . . . . .       157,298       (278,164)      435,462

 Other (Loss) Income. . . . . . . . . . . .       (16,282)        34,294       (50,576)
 Interest Charges . . . . . . . . . . . . .     1,419,887      1,176,379       243,508
 Income Taxes . . . . . . . . . . . . . . .      (578,239)      (608,150)       29,911
---------------------------------------------------------------------------------------
 Net Loss from Continuing Operations. . . .     ($700,632)     ($812,099)  $   111,467
=======================================================================================

NATURAL  GAS  DISTRIBUTION  AND  TRANSMISSION
The natural gas distribution and transmission segment earned operating income of $1.5 million for the third quarter of 2003 compared to $1.3 million for the corresponding period last year, an increase of $215,000.

---------------------------------------------------------------------------------------
 FOR THE THREE MONTHS ENDED SEPTEMBER 30,        2003           2002          CHANGE
---------------------------------------------------------------------------------------
 Revenue. . . . . . . . . . . . . . . . . .  $ 16,920,996   $ 14,190,012   $ 2,730,984
 Cost of gas. . . . . . . . . . . . . . . .     8,607,836      6,728,589     1,879,247
---------------------------------------------------------------------------------------
 Gross margin . . . . . . . . . . . . . . .     8,313,160      7,461,423       851,737

 Operations & maintenance . . . . . . . . .     4,425,817      3,918,455       507,362
 Depreciation & amortization. . . . . . . .     1,663,367      1,518,562       144,805
 Other taxes. . . . . . . . . . . . . . . .       677,982        693,290       (15,308)
---------------------------------------------------------------------------------------
 Operating expenses . . . . . . . . . . . .     6,767,166      6,130,307       636,859
---------------------------------------------------------------------------------------
 Total Operating Income . . . . . . . . . .  $  1,545,994   $  1,331,116   $   214,878
=======================================================================================

Gross margins for the Delaware and Maryland distribution divisions increased $349,000 from 2002. Delaware and Maryland experienced an increase of 1,839 residential customers, or 6 percent, in the third quarter of 2003 compared to the third quarter of 2002. The increase was the result primarily of new housing construction. The Company estimates that each residential customer added contributes $360 annually to gross margin and requires an additional cost of $100 for operations and maintenance expenses. Finally, a rate restructuring in Delaware in December 2002 increased the monthly minimum charge per customer, resulting in increased margins during non-heating months.

Gross margins for the Florida distribution operations were also up $437,000, due to the implementation of transportation services and customer additions. The transmission operation's margins increased by $54,000.

The gross margin increases were partially offset by higher operating expenses, primarily operations and maintenance expenses that relate to the increased volumes and earnings and pension and employee costs. Depreciation was higher, reflecting the continued investment in plant assets.

PROPANE
For the third quarter of 2003, the propane segment experienced a seasonal operating loss of $1.6 million compared to a $1.7 million loss for the third quarter of 2002. A gross margin decrease of $228,000 was more than offset by decreases in operating expenses of $320,000.

---------------------------------------------------------------------------------------
 FOR THE THREE MONTHS ENDED SEPTEMBER 30,        2003           2002          CHANGE
---------------------------------------------------------------------------------------
 Revenue. . . . . . . . . . . . . . . . . .  $  3,636,283   $  3,282,636   $   353,647
 Cost of sales. . . . . . . . . . . . . . .     2,280,092      1,698,702       581,390
---------------------------------------------------------------------------------------
 Gross margin . . . . . . . . . . . . . . .     1,356,191      1,583,934      (227,743)

 Operations & maintenance . . . . . . . . .     2,422,606      2,696,584      (273,978)
 Depreciation & amortization. . . . . . . .       385,151        417,084       (31,933)
 Other taxes. . . . . . . . . . . . . . . .       145,141        159,140       (13,999)
---------------------------------------------------------------------------------------
 Operating expenses . . . . . . . . . . . .     2,952,898      3,272,808      (319,910)
---------------------------------------------------------------------------------------
 Total Operating Loss . . . . . . . . . . .   ($1,596,707)   ($1,688,874)  $    92,167
=======================================================================================

The margin decrease for the propane segment was due primarily to a decrease of $256,000 in the propane wholesale marketing operations and a decline of $135,000 in the Florida distribution operations, partially offset by an increase of $119,000 for the Delmarva distribution operations. The wholesale marketing operations experienced a slow down in trading activities due to lower wholesale price volatility. This was partially offset by a reduction of $137,000 in operating expenses. The Florida distribution operations had reduced margins from service work during the third quarter of 2003 compared to 2002. Performance improvement initiatives at the Delmarva propane distribution operations resulted in reduced operating expenses of $251,000.

ADVANCED  INFORMATION  SERVICES
The advanced information services business contributed operating income of $99,000 for the third quarter of 2003 compared to $181,000 for the third quarter of last year, a decrease of $82,000.

---------------------------------------------------------------------------------------
 FOR THE THREE MONTHS ENDED SEPTEMBER 30,        2003           2002          CHANGE
---------------------------------------------------------------------------------------
 Revenue. . . . . . . . . . . . . . . . . .  $  2,661,472   $  3,256,423     ($594,951)
 Cost of sales. . . . . . . . . . . . . . .     1,281,096      1,668,567      (387,471)
---------------------------------------------------------------------------------------
 Gross margin . . . . . . . . . . . . . . .     1,380,376      1,587,856      (207,480)

 Operations & maintenance . . . . . . . . .     1,130,889      1,208,236       (77,347)
 Depreciation & amortization. . . . . . . .        47,256         49,713        (2,457)
 Other taxes. . . . . . . . . . . . . . . .       102,736        148,784       (46,048)
---------------------------------------------------------------------------------------
 Operating expenses . . . . . . . . . . . .     1,280,881      1,406,733      (125,852)
---------------------------------------------------------------------------------------
 Total Operating Income . . . . . . . . . .  $     99,495   $    181,123      ($81,628)
=======================================================================================

This segment has been adversely affected by the nation's economic slowdown and the resulting postponement or cancellation of discretionary consulting projects; however, the Company has countered declining revenues by implementing cost reduction measures, including reductions in staffing. A non-recurring sale of software contributed $284,000 to operating income in the third quarter of 2003.

WATER  BUSINESS  OPERATIONS
Water services continuing operations earned $14,000 for the third quarter of 2003, an improvement of $139,000 in operating income (loss), compared to a loss of $125,000 for the same period in 2002.

---------------------------------------------------------------------------------------
 FOR THE THREE MONTHS ENDED SEPTEMBER 30,        2003           2002          CHANGE
---------------------------------------------------------------------------------------
 Revenue. . . . . . . . . . . . . . . . . .  $  1,568,210   $  1,391,751   $   176,459
 Cost of sales. . . . . . . . . . . . . . .       615,177        512,103       103,074
---------------------------------------------------------------------------------------
 Gross margin . . . . . . . . . . . . . . .       953,033        879,648        73,385

 Operations & maintenance . . . . . . . . .       781,930        861,610       (79,680)
 Depreciation & amortization. . . . . . . .       117,201        100,163        17,038
 Other taxes. . . . . . . . . . . . . . . .        39,951         43,115        (3,164)
---------------------------------------------------------------------------------------
 Operating expenses . . . . . . . . . . . .       939,082      1,004,888       (65,806)
---------------------------------------------------------------------------------------
 Total Operating Income (Loss). . . . . . .  $     13,951      ($125,240)  $   139,191
=======================================================================================

An increase in margins of $73,000 coupled with a decrease in operating expenses of $66,000 generated the improvement. During the third quarter of 2003, Chesapeake sold the assets of one water service business with offices in Boise and Moscow, Idaho. Additionally, an agreement was reached to sell the assets of another dealership in the Detroit, Michigan area. The results of the two businesses have been reclassified to discontinued operations (with the operations of the two businesses sold in the second quarter). Included in discontinued operations for the third quarter of 2003 is approximately $24,000 (pre-tax) representing fixed overhead expense allocations that will not result in future savings for the Company.

Chesapeake continues to reassess its water services operations and take actions in an effort to improve returns from this business segment. Further action may include the sale of some or all of the remaining businesses.

OTHER  BUSINESS  OPERATIONS
Other operations and eliminating entries contributed operating income of $95,000 for the third quarter of 2003 compared to income of $24,000 for the third quarter of last year. Other operations consist primarily of subsidiaries that own real estate leased to other Company subsidiaries. Eliminations are entries required to eliminate activities between business segments from the consolidated results.

---------------------------------------------------------------------------------------
 FOR THE THREE MONTHS ENDED SEPTEMBER 30,        2003           2002          CHANGE
---------------------------------------------------------------------------------------
 Revenue. . . . . . . . . . . . . . . . . .  $    174,529   $    177,627       ($3,098)
 Cost of sales. . . . . . . . . . . . . . .             -              -             -
---------------------------------------------------------------------------------------
 Gross margin . . . . . . . . . . . . . . .       174,529        177,627        (3,098)

 Operations & maintenance . . . . . . . . .        18,573         21,045        (2,472)
 Depreciation & amortization. . . . . . . .        59,529         59,067           462
 Other taxes. . . . . . . . . . . . . . . .        13,656         13,790          (134)
---------------------------------------------------------------------------------------
 Operating expenses . . . . . . . . . . . .        91,758         93,902        (2,144)
---------------------------------------------------------------------------------------
 Operating Income Other . . . . . . . . . .        82,771         83,725          (954)
 Operating Income Eliminations. . . . . . .        11,794        (60,014)       71,808
---------------------------------------------------------------------------------------
 Total Operating Income . . . . . . . . . .  $     94,565   $     23,711   $    70,854
=======================================================================================

INCOME  TAXES
The Company's income tax benefit for the third quarter of 2003 was a lower than 2002 due to lower losses. The federal income tax rate was consistent year to year. The Company's effective tax rate during periods of losses or lower earnings, such as the third quarter, appears lower than the annual effective rate because of the impact of tax savings, such as the tax deductibility of dividends paid to the Company's Employee Stock Ownership Plan ("ESOP").

INTEREST  EXPENSE
Interest for the third quarter of 2003 increased approximately $244,000, or 21 percent, over the same period in 2002. The increase resulted from the issuance of $30.0 million of long-term debt in October 2002 at an interest rate of 6.64 percent. The proceeds from this debt issuance were used to repay $30.0 million of short-term borrowings that were carrying lower rates. The short-term rates fluctuate daily.

The average long-term debt balance in the third quarter of 2003 was $75.5 million with an average interest rate of 7.2 percent, compared to $49.7 million with an average interest rate of 7.6 percent in the third quarter of 2002. The average borrowing balance for short-term debt decreased from $32.4 million in the third quarter of 2002 to $2.6 million in the third quarter of 2003. The average interest rate for short-term borrowing dropped from 2.39 percent in the third quarter of 2002 to 1.31 percent in the third quarter of 2003.


RESULTS  OF  OPERATIONS  FOR  THE  NINE  MONTHS  ENDED  SEPTEMBER  30,  2003

CONSOLIDATED  OVERVIEW
The Company recognized net income from continuing operations of $7.2 million, or $1.29 per share, for the first nine months of 2003, an increase of $2.4 million, or $0.42 per share, compared to the corresponding period in 2002. As indicated in the following table, the higher earnings for the first nine months of 2003 reflect significant improvement in the natural gas and propane distribution operations due to colder weather and customer growth.

Chesapeake adopted Financial Accounting Standards Board Statement of Accounting Standards No. 142, "Goodwill and Other Intangible Assets," in the first quarter of 2002. As a result of the change in the goodwill impairment testing methods prescribed by SFAS No. 142, a non-cash charge for goodwill impairment of $1.9 million, after tax, was recorded as the cumulative effect of a change in accounting principle. After giving effect to this charge and the discontinued operations, earnings per share for the first nine months of 2002 were $0.47.

---------------------------------------------------------------------------------------
 FOR THE NINE MONTHS ENDED SEPTEMBER 30,         2003           2002          CHANGE
---------------------------------------------------------------------------------------
 Operating Income (Loss)
   Natural Gas Distribution & Transmission.  $ 12,481,371   $ 10,577,226   $ 1,904,145
   Propane. . . . . . . . . . . . . . . . .     2,898,743         30,409     2,868,334
   Advanced Information Services. . . . . .       326,129        285,061        41,068
   Water Services . . . . . . . . . . . . .       (67,946)      (235,381)      167,435
   Other & Eliminations . . . . . . . . . .       271,302        199,780        71,522
---------------------------------------------------------------------------------------
 Operating Income . . . . . . . . . . . . .    15,909,599     10,857,095     5,052,504

 Other Income . . . . . . . . . . . . . . .        92,692        388,857      (296,165)
 Interest Charges . . . . . . . . . . . . .     4,314,742      3,558,254       756,488
 Income Taxes . . . . . . . . . . . . . . .     4,461,043      2,902,563     1,558,480
---------------------------------------------------------------------------------------
 Net Income from Continuing Operations. . .  $  7,226,506   $  4,785,135   $ 2,441,371
=======================================================================================

NATURAL  GAS  DISTRIBUTION  AND  TRANSMISSION
The natural gas distribution and transmission segment earned operating income of $12.5 million for the first nine months of 2003 compared to $10.6 million for the corresponding period last year, an increase of $1.9 million.

---------------------------------------------------------------------------------------
 FOR THE NINE MONTHS ENDED SEPTEMBER 30,         2003           2002          CHANGE
---------------------------------------------------------------------------------------
 Revenue. . . . . . . . . . . . . . . . . .  $ 80,985,134   $ 66,968,037   $14,017,097
 Cost of gas. . . . . . . . . . . . . . . .    47,920,917     37,585,321    10,335,596
---------------------------------------------------------------------------------------
 Gross margin . . . . . . . . . . . . . . .    33,064,217     29,382,716     3,681,501

 Operations & maintenance . . . . . . . . .    13,395,446     11,978,226     1,417,220
 Depreciation & amortization. . . . . . . .     5,001,702      4,779,850       221,852
 Other taxes. . . . . . . . . . . . . . . .     2,185,698      2,047,414       138,284
---------------------------------------------------------------------------------------
 Operating expenses . . . . . . . . . . . .    20,582,846     18,805,490     1,777,356
---------------------------------------------------------------------------------------
 Total Operating Income . . . . . . . . . .  $ 12,481,371   $ 10,577,226   $ 1,904,145
=======================================================================================

Gross margins for the Delaware and Maryland distribution divisions increased $2.4 million from 2002. Temperatures for the first nine months of 2003 were 30 percent colder than 2002 (745 heating degree-days) and 14 percent colder than the 10-year average (396 heating degree-days). The Company estimates that, on an annual basis, for each heating degree-day variance from the 10-year average, gross margins change by $1,680. An increase in the average number of customers also contributed to the increase. Delaware and Maryland experienced an increase of 1,902 in the average number of customers, or 6.4 percent, in the first nine months of 2003 compared to the same period in 2002. The Company estimates that each residential customer added contributes $360 annually to gross margin and requires an additional cost of $100 for operations and maintenance expenses.

Gross margins for the Florida distribution operations were also up $1.1 million, due to the implementation of transportation services and customer additions. The transmission operation's margin increased by $106,000.

The margin increases were partially offset by higher operating expenses, primarily operations and maintenance expenses and other taxes that relate to the increased volumes and earnings and pension and employee costs. Depreciation was higher, reflecting the continued investment in natural gas operations.

PROPANE
For the first nine months of 2003, the propane segment contributed operating income of $2.9 million compared to $30,000 for the first nine months of 2002. Gross margin increased $3.1 million, but was partially offset by increases in operating expenses of $241,000.

---------------------------------------------------------------------------------------
 FOR THE NINE MONTHS ENDED SEPTEMBER 30,         2003           2002          CHANGE
---------------------------------------------------------------------------------------
 Revenue. . . . . . . . . . . . . . . . . .  $ 29,420,717   $ 18,601,725   $10,818,992
 Cost of sales. . . . . . . . . . . . . . .    16,236,221      8,526,687     7,709,534
---------------------------------------------------------------------------------------
 Gross margin . . . . . . . . . . . . . . .    13,184,496     10,075,038     3,109,458

 Operations & maintenance . . . . . . . . .     8,579,531      8,243,773       335,758
 Depreciation & amortization. . . . . . . .     1,143,516      1,235,716       (92,200)
 Other taxes. . . . . . . . . . . . . . . .       562,706        565,140        (2,434)
---------------------------------------------------------------------------------------
 Operating expenses . . . . . . . . . . . .    10,285,753     10,044,629       241,124
---------------------------------------------------------------------------------------
 Total Operating Income . . . . . . . . . .  $  2,898,743   $     30,409   $ 2,868,334
=======================================================================================

The margin increase for the propane segment was due primarily to an increase of $3.0 million for the Delmarva distribution operations. Volumes sold for the first nine months increased 3.5 million gallons or 25 percent. Temperatures for the nine months were 30 percent colder than 2002 (745 heating degree-days) and 14 percent colder than the 10-year average (396 heating degree-days). The Company estimates that on an annual basis, for each heating degree-day variance from the 10-year average, margins change by $1,670. Additionally, the margin per retail gallon improved by $0.065 in the first nine months of 2003 compared to 2002. The margin increase was partially offset by increased operating expenses, primarily related to the higher volumes and revenues, including an increase in the reserve for bad debts. The Florida propane distribution operations experienced an increase in margins of $131,000 for the nine-month period; however, the margin included $192,000 related to a non-recurring service project.

The Company's propane wholesale marketing operation experienced a decrease in margins of $43,000 and a decrease of $101,000 in operating expenses, leading to an improvement of $58,000 in operating income. Although wholesale price volatility created trading opportunities early in 2003, a slow down in trading activities for the third quarter reduced margins. Offsetting costs savings have allowed the wholesale marketing operation to improve operating income for the period.

ADVANCED  INFORMATION  SERVICES
The advanced information services business earned operating income of $326,000 for the first nine months of 2003 compared to income of $285,000 for the first nine months of last year. The increase is the result of decreased operating expenses that offset a decline in revenue.

---------------------------------------------------------------------------------------
 FOR THE NINE MONTHS ENDED SEPTEMBER 30,         2003           2002          CHANGE
---------------------------------------------------------------------------------------
 Revenue. . . . . . . . . . . . . . . . . .  $  9,148,067   $  9,678,066     ($529,999)
 Cost of sales. . . . . . . . . . . . . . .     5,043,257      5,050,516        (7,259)
---------------------------------------------------------------------------------------
 Gross margin . . . . . . . . . . . . . . .     4,104,810      4,627,550      (522,740)

 Operations & maintenance . . . . . . . . .     3,239,011      3,719,944      (480,933)
 Depreciation & amortization. . . . . . . .       146,127        158,301       (12,174)
 Other taxes. . . . . . . . . . . . . . . .       393,543        464,244       (70,701)
---------------------------------------------------------------------------------------
 Operating expenses . . . . . . . . . . . .     3,778,681      4,342,489      (563,808)
---------------------------------------------------------------------------------------
 Total Operating Income . . . . . . . . . .  $    326,129   $    285,061   $    41,068
=======================================================================================

This segment continues to be adversely affected by the nation's economic slowdown as discretionary consulting projects have been postponed or cancelled. However, strong cost containment efforts have reduced operating expenses to offset margin reductions. Operating income for 2003 includes approximately $284,000 related to a non-recurring sale of software.

WATER  BUSINESS  OPERATIONS
Water services continuing operations experienced an operating loss of $68,000 for the first nine months of 2003, compared to an operating loss of $235,000 for the same period in 2002, an improvement of $167,000.

---------------------------------------------------------------------------------------
 FOR THE NINE MONTHS ENDED SEPTEMBER 30,         2003           2002          CHANGE
---------------------------------------------------------------------------------------
 Revenue. . . . . . . . . . . . . . . . . .  $  4,260,267   $  4,207,621   $    52,646
 Cost of sales. . . . . . . . . . . . . . .     1,590,538      1,543,444        47,094
---------------------------------------------------------------------------------------
 Gross margin . . . . . . . . . . . . . . .     2,669,729      2,664,177         5,552

 Operations & maintenance . . . . . . . . .     2,262,716      2,471,753      (209,037)
 Depreciation & amortization. . . . . . . .       336,060        287,480        48,580
 Other taxes. . . . . . . . . . . . . . . .       138,899        140,325        (1,426)
---------------------------------------------------------------------------------------
 Operating expenses . . . . . . . . . . . .     2,737,675      2,899,558      (161,883)
-------------------------------------------  -------------  -------------  ------------
 Total Operating Loss . . . . . . . . . . .      ($67,946)     ($235,381)  $   167,435
=======================================================================================

An increase in margins of $6,000 and a decrease in operating expenses of $162,000 generated the improvement. During the first nine months of 2003, Chesapeake sold the assets of three water service businesses, based in Venice, Florida, Rochester, Minnesota and Boise and Moscow, Idaho. Additionally, it reached an agreement to sell the assets of a fourth business located outside Detroit, Michigan. The results of the four businesses have been reclassified to discontinued operations. Included in discontinued operations for 2003 is approximately $83,000 (pre-tax) representing fixed overhead expense allocations that will not result in future savings for the Company.

Chesapeake continues to reassess its water services operations and take actions in an effort to improve returns from this business segment. These actions may include the sale of some or all of the remaining businesses.

OTHER  BUSINESS  OPERATIONS
Other operations and eliminations generated operating income of $271,000 for the first nine months of 2003, compared to $200,000 for the first nine months of last year. Other operations consist primarily of subsidiaries that own real estate leased to other Company subsidiaries. Eliminations are entries required to eliminate activities between business segments from the consolidated results.

---------------------------------------------------------------------------------------
 FOR THE NINE MONTHS ENDED SEPTEMBER 30,         2003           2002          CHANGE
---------------------------------------------------------------------------------------
 Revenue. . . . . . . . . . . . . . . . . .  $    527,100   $    539,737      ($12,637)
 Cost of sales. . . . . . . . . . . . . . .             -              -             -
---------------------------------------------------------------------------------------
 Gross margin . . . . . . . . . . . . . . .       527,100        539,737       (12,637)

 Operations & maintenance . . . . . . . . .        58,907         63,504        (4,597)
 Depreciation & amortization. . . . . . . .       178,589        173,312         5,277
 Other taxes. . . . . . . . . . . . . . . .        41,260         43,126        (1,866)
---------------------------------------------------------------------------------------
 Operating expenses . . . . . . . . . . . .       278,756        279,942        (1,186)
---------------------------------------------------------------------------------------
 Operating Income Other . . . . . . . . . .       248,344        259,795       (11,451)
 Operating Income Eliminations. . . . . . .        22,958        (60,015)       82,973
---------------------------------------------------------------------------------------
 Total Operating Income . . . . . . . . . .  $    271,302   $    199,780   $    71,522
=======================================================================================

INCOME  TAXES
Income taxes were higher due to the increase in operating income for the nine months ended September 30, 2003. The federal income tax rate was consistent year to year.

INTEREST  EXPENSE
Interest expense for the first nine months of 2003 increased approximately $756,000, or 21 percent, over the same period in 2002. The increase reflects the increase in the average long-term debt balance caused by the placement of $30.0 million completed in October 2002, offset somewhat by a lower average interest rate. The average long-term debt balance in the first nine months of 2003 was $75.8 million with an average interest rate of 7.2 percent, compared to $50.0 million with an average interest rate of 7.6 percent in the first nine months of 2002. The increase in long-term debt was partially offset by a reduction in the average short-term borrowing balance, which decreased from $32.8 million in the first nine months of 2002 to $3.4 million in the first nine months of 2003. The average interest rate for short-term borrowing dropped from 2.38 percent for the first nine months of 2002 to 1.70 percent in the first nine months of 2003.

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

On August 2, 2001, the Delaware division filed a general rate increase application. Interim rates, subject to refund, went into effect on October 1, 2001. The Delaware Public Service Commission approved a settlement agreement for Phase I of the Rate Increase Application in April 2002. Phase I should result in an increase in rates of approximately $380,000 per year, during periods of average temperatures (the results for the periods after October 1, 2001, when the interim rates went into effect, reflect the impact of this increase). Phase II of the filing was approved by the Delaware Public Service Commission in November 2002. Phase II should result in an additional increase in rates of approximately $90,000 per year. Phase II also reduces the Company's sensitivity to warmer than normal weather by changing the minimum customer charge and the margin sharing arrangement for interruptible sales, off-system sales and capacity release income.

On October 31, 2001, Eastern Shore Natural Gas Company ("Eastern Shore"), the Company's natural gas transmission subsidiary, filed a rate change with FERC pursuant to the requirements of the Stipulation and Agreement dated August 1, 1997. Following settlement conferences held in May 2002, the parties reached a settlement in principle on or about May 23, 2002 to resolve all issues related to its rate case.

The Offer of Settlement and the Stipulation and Agreement were finalized and filed with FERC on August 2, 2002. The agreement provides that Eastern Shore's rates will be based on a cost of service of $12.9 million per year. Cost savings estimated at $456,000 will be passed on to firm transportation customers. On October 10, 2002, FERC issued an Order approving the Offer of Settlement and the Stipulation and Agreement. Settlement rates went into effect on December 1, 2002.

During October 2002, Eastern Shore filed for recovery of gas supply realignment costs associated with the implementation of FERC Order No. 636. The costs totaled $196,000 (including interest). It is uncertain at this time when FERC will consider this matter or the ultimate outcome.

On March 31, 2003, Eastern Shore filed an application with FERC for authorization to construct and operate new facilities in Pennsylvania and Delaware. On October 8, 2003, FERC issued an order authorizing Eastern Shore to construct and operate the facilities as proposed. The $8.5 million project is comprised of three phases and is scheduled to be in service on November 1, 2003, November 1, 2004, and November 1, 2005, respectively. Assuming completion by the above dates, this project will provide increased firm transportation capacity to four existing customers by a total of 15,100 dekatherms per day, a 14% increase over and above Eastern Shore's current peak day transportation capacity. The requests for additional service by Eastern Shore's existing customers are a reflection of the continued growth in Eastern Shore's market area.

Eastern Shore continues to proceed with the necessary project planning that will allow Eastern Shore to meet its customers' requests to serve an additional 3,800 dekatherms per day of natural gas beginning in the 2003/2004 heating season.

Eastern Shore completed the development of a new interactive web site ("IWS") to replace its current Electronic Bulletin Board, as required by FERC. Completion of this project allowed Eastern Shore to achieve the compliance standards established by the North American Energy Standards Board ("NAESB") and will fulfill Eastern Shore's goal of finding new and better ways to service our customers by providing them with an interactive web site capable of managing their natural gas transportation needs on Eastern Shore's pipeline system. Eastern Shore's new IWS successfully went on-line in August of 2003. The IWS was certified by an independent NAESB expert to be fully compliant with current NAESB standards as required by the FERC.

In June 2003, Eastern Shore filed to intervene and participate in FERC Docket No. PA03-12-000, a fact-finding proceeding which was established by the FERC to investigate and determine the causes of electric transmission congestion on the Delmarva Peninsula and seek potential solutions to the problem. Eastern Shore submitted written testimony and recommendations detailing the manner in which natural gas can be utilized to help resolve this matter. This proceeding is still on going and Eastern Shore will continue to monitor and participate as appropriate. Eastern Shore believes natural gas can play a significant role in complementing potential solutions to the problem.

Eastern Shore also continued its active participation in the Delaware Energy Task Force. The Task Force included seventeen members from various public and private sectors invited by the Governor to respond to the Governor's stated goal to make Delaware "the most energy-efficient state in the country." The Delaware Energy Task Force presented its Final Report to the Governor in September 2003. By its participation on the task force, Eastern Shore was able to help shape and develop the recommendations contained in the Final Report. For example, a primary strategy was deemed to be "Enhance availability of natural gas", along with the recommendation that the State should evaluate possible incentives for expanding residential and commercial natural gas service.

On March 29, 2002, the Florida division filed tariff revisions with the Florida PSC to complete the unbundling process by requiring all customers, including residential, to migrate to transportation service and authorize the Florida division to exit the merchant function. Transportation services were already available to all non-residential customers. On November 5, 2002, the Florida PSC approved the Company's request for the first phase of the unbundling process, as a pilot program, for a minimum two-year period. The Company began implementing the program in November 2002 and must submit an interim report for review by the Florida PSC after one year. As a part of this pilot program, the Company has filed and received Florida PSC approval to address transition costs and the level of base rates. The Company made an additional filing in September 2003 regarding the disposition of the over-recovered gas cost balances and the implementation of the operational balancing account mechanism.

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


ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Market risk represents the potential loss arising from adverse changes in market rates and prices. Long-term debt is subject to potential losses based on the change in interest rates. The Company's long-term debt consists primarily of fixed rate senior notes, first mortgage bonds and convertible debentures, none of which was issued for trading purposes. The carrying value of long-term debt at September, 2003 was $75.4 million, with a fair value of $82.4 million, based mainly on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The Company is exposed to changes in interest rates due to the use of fixed rate long-term debt to finance the business. Management continually monitors fluctuations in interest rates and debt markets to assess the benefits of changing the mix of long and short-term debt or refinancing existing debt.

The Company's propane distribution business is exposed to market risk as a result of propane storage activities and entering into fixed price contracts for supply. The Company can store up to approximately 4 million gallons (including leased storage) of propane during the winter season to meet its customers' peak requirements and to serve metered customers. Decreases in the wholesale price of propane will cause the value of stored propane to decline. To mitigate the impact of price fluctuations, the Company has adopted a risk management policy that allows the propane distribution operation to enter into fair value hedges of its inventory. However, at September 30, 2003 there were no hedged items.

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

The forward and futures contracts are entered into for trading and wholesale marketing purposes. The propane marketing business is subject to commodity price risk on its open positions to the extent that market prices for NGL deviate from fixed contract settlement prices. Market risk associated with the trading of futures and forward contracts are monitored daily for compliance with the Company's Risk Management Policy, which includes volumetric limits for open positions. To manage exposures to changing market prices, open positions are marked up or down to market prices and reviewed by oversight officials on a daily basis. Additionally, the Risk Management Committee reviews periodic reports on market and the credit risk of counter-parties, approves any exceptions to the Risk Management Policy (within limits established by the Board of Directors) and authorizes the use of any new types of contracts. Quantitative information on forward and futures contracts at September 30, 2003 is presented in the following table. All of the contracts mature within twelve months.

------------------------------------------------------------------------
                         QUANTITY       ESTIMATED      WEIGHTED AVERAGE
AT SEPTEMBER 30, 2003   IN GALLONS    MARKET PRICES    CONTRACT PRICES
------------------------------------------------------------------------
 FORWARD CONTRACTS
 Sale. . . . . . . . . 14,260,000   $0.5200 - $0.5500       $0.5419
 Purchase. . . . . . . 10,640,000   $0.5200 - $0.5500       $0.5408

 FUTURES CONTRACTS
 Sale. . . . . . . . .    280,000   $0.5200 - $0.5500       $0.5214
 Purchase. . . . . . .    160,000   $0.5200 - $0.5500       $0.5163
------------------------------------------------------------------------

 Estimated market prices and weighted average contract prices are in dollars per gallon.


ITEM  4.     CONTROLS  AND  PROCEDURES

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES
The Chief Executive Officer and Chief Financial Officer of the Company, with the participation of other Company officials, have evaluated the Company's "disclosure controls and procedures" (as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2003. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

CHANGES  IN  INTERNAL  CONTROLS
During the fiscal quarter of the Company ending September 30, 2003, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS
             See  Note  3  to  the  Consolidated  Financial  Statements

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS
             None

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES
             None

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
             None

ITEM  5.     OTHER  INFORMATION
             None

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K
             (a)  Exhibits:
               -    Exhibit 3 - Revised Bylaws of Chesapeake Utilities
                    Corporation
               - Exhibit 31.1 - Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated November 14, 2003
               - Exhibit 31.2 - Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated November 14, 2003
               - Exhibit 32.1 - Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C.
                    Section 1350, dated November 14, 2003
               - Exhibit 32.2 - Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C.
                    Section 1350, dated November 14, 2003
             (b)  Reports  on  Form  8-K:
                  Earnings press release dated November 7, 2003 (Items 5 and 12)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Chesapeake  Utilities  Corporation




/s/  Michael  P.  McMasters
---------------------------
Michael  P.  McMasters
Vice  President  and  Chief  Financial  Officer


Date:  November  14,  2003