Form 10-Q
period 2004-03-31
CHESAPEAKE UTILITIES CORP
filed 2004-05-10
CIK 19745

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         _______________________________
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended:  March 31, 2004
                                                  --------------

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

Common Stock, par value $.4867 - 5,708,077 shares issued as of March 31, 2004.

                                TABLE OF CONTENTS

PART  I  -  FINANCIAL  INFORMATION. . . . . . . . . . . . . . . . . . . . . . 1

  Item  1.     Financial  Statements. . . . . . . . . . . . . . . . . . . . . 1

    Notes  to  Condensed  Consolidated  Financial  Statements . . . . . . . . 7
      1.   Quarterly  Financial  Data . . . . . . . . . . . . . . . . . . . . 7
      2.   Calculation  of  Earnings  Per  Share. . . . . . . . . . . . . . . 9
      3.   Commitments  and  Contingencies. . . . . . . . . . . . . . . . . . 9
             Environmental  Matters . . . . . . . . . . . . . . . . . . . . . 9
             Other  Commitments  and  Contingencies . . . . . . . . . . . . .10
      4.   Recent  Authoritative  Pronouncements
           on  Financial  Reporting  and  Accounting. . . . . . . . . . . . .11
      5.   Segment  Information . . . . . . . . . . . . . . . . . . . . . . .12
      6.   Discontinued  Operations . . . . . . . . . . . . . . . . . . . . .13
      7.   Employee  Benefit  Plans . . . . . . . . . . . . . . . . . . . . .14

  Item  2.     Management's  Discussion  and  Analysis  of  Financial
               Condition  and  Results  of  Operations. . . . . . . . . . . .14

      Business  Description . . . . . . . . . . . . . . . . . . . . . . . . .14

    Financial  Position, Liquidity  and  Capital  Resources . . . . . . . . .14
      Off-Balance Sheet Arrangements and Contractual Obligations. . . . . . .15

    Results  of  Operations  for  the  Quarter
    Ended  March  31, 2004  . . . . . . . . . . . . . . . . . . . . . . . . .16
      Consolidated  Overview. . . . . . . . . . . . . . . . . . . . . . . . .16
      Natural  Gas  Distribution  and  Transmission . . . . . . . . . . . . .17
      Propane. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17
      Advanced  Information  Services. . . . . . . . . . . . . . . . . . . . 18
      Other  Business  Operations  and  Eliminations . . . . . . . . . . . . 18
      Discontinued  Operations . . . . . . . . . . . . . . . . . . . . . . . 18
      Income  Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19
      Interest  Expense. . . . . . . . . . . . . . . . . . . . . . . . . . . 19
      Environmental  Matters . . . . . . . . . . . . . . . . . . . . . . . . 19

    Other  Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19
      Regulatory  Matters. . . . . . . . . . . . . . . . . . . . . . . . . . 19
      Competition. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21
      Recent  Pronouncements . . . . . . . . . . . . . . . . . . . . . . . . 22
      Inflation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22
      Cautionary  Statement. . . . . . . . . . . . . . . . . . . . . . . . . 23

  Item  3.     Quantitative and Qualitative Disclosures about Market Risk. . 23

  Item  4.     Controls  and  Procedures. . . . . . . . . . . . . . . . . . .24
      Evaluation  of  Disclosure  Controls  and  Procedures. . . . . . . . . 24
      Changes  in  Internal  Controls. . . . . . . . . . . . . . . . . . . . 24

PART  II  -  OTHER  INFORMATION. . . . . . . . . . . . . . . . . . . . . . . 25

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 27

EXHIBIT  31.1. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 28

EXHIBIT  31.2. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 29

EXHIBIT  32.1. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 30

EXHIBIT  32.2. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 31

                         PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

 CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-------------------------------------------------------------------------------------------
                                                                   2004          2003
FOR THE THREE MONTHS ENDED MARCH 31,                                           RESTATED
-------------------------------------------------------------------------------------------
 OPERATING REVENUES . . . . . . . . . . . . . . . . . . . . .  $ 63,762,360   $ 62,959,514

 OPERATING EXPENSES
   Cost of sales, excluding costs below . . . . . . . . . . .    40,310,084     38,369,123
   Operations . . . . . . . . . . . . . . . . . . . . . . . .     9,254,582      8,915,211
   Maintenance. . . . . . . . . . . . . . . . . . . . . . . .       380,570        419,159
   Depreciation and amortization. . . . . . . . . . . . . . .     1,810,624      1,736,098
   Other taxes. . . . . . . . . . . . . . . . . . . . . . . .     1,307,193      1,208,744
-------------------------------------------------------------------------------------------
 Total operating expenses . . . . . . . . . . . . . . . . . .    53,063,053     50,648,335
-------------------------------------------------------------------------------------------
 OPERATING INCOME . . . . . . . . . . . . . . . . . . . . . .    10,699,307     12,311,179

 OTHER INCOME . . . . . . . . . . . . . . . . . . . . . . . .       102,476         53,901

 INTEREST CHARGES . . . . . . . . . . . . . . . . . . . . . .     1,326,766      1,465,851
-------------------------------------------------------------------------------------------
 INCOME BEFORE INCOME TAXES . . . . . . . . . . . . . . . . .     9,475,017     10,899,229

 INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . . .     3,701,483      4,262,126
-------------------------------------------------------------------------------------------
 INCOME FROM CONTINUING OPERATIONS. . . . . . . . . . . . . .     5,773,534      6,637,103

 LOSS FROM DISCONTINUED OPERATIONS, NET
    OF TAX OF $18,491 AND $84,720, RESPECTIVELY . . . . . . .       (34,335)      (162,328)
-------------------------------------------------------------------------------------------
NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . .  $  5,739,199   $  6,474,775
===========================================================================================

 EARNINGS PER SHARE OF COMMON STOCK:
   BASIC
     FROM CONTINUING OPERATIONS . . . . . . . . . . . . . . .  $       1.01   $       1.19
     FROM DISCONTINUED OPERATIONS . . . . . . . . . . . . . .          0.00          (0.03)
-------------------------------------------------------------------------------------------
 NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . .  $       1.01   $       1.16
===========================================================================================

   DILUTED
     FROM CONTINUING OPERATIONS . . . . . . . . . . . . . . .  $       0.99   $       1.16
     FROM DISCONTINUED OPERATIONS . . . . . . . . . . . . . .         (0.01)         (0.03)
-------------------------------------------------------------------------------------------
 NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . .  $       0.98   $       1.13
===========================================================================================

 CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK. . . . . .  $      0.275   $      0.275
===========================================================================================

The accompanying notes are an integral part of these financial statements.

 CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------------------
                                                                   2004          2003
FOR THE THREE MONTHS ENDED MARCH 31,                                           RESTATED
-------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net Income. . . . . . . . . . . . . . . . . . . . . . . . .  $  5,739,199   $  6,474,775
  Adjustments to reconcile net income to net operating cash:
    Depreciation and amortization . . . . . . . . . . . . . .     1,810,624      1,963,009
    Depreciation and accretion included in other costs. . . .       654,052        652,410
    Deferred income taxes, net. . . . . . . . . . . . . . . .      (409,568)       723,749
    Mark-to-market adjustments. . . . . . . . . . . . . . . .       174,743        324,493
    Employee benefits and compensation. . . . . . . . . . . .       191,108        348,401
    Other, net. . . . . . . . . . . . . . . . . . . . . . . .         3,796        (13,704)
  Changes in assets and liabilities:
    Accounts receivable and accrued revenue . . . . . . . . .       840,055     (4,363,079)
    Inventories, storage gas and materials. . . . . . . . . .     3,682,437      5,078,231
    Prepaid expenses and other current assets . . . . . . . .       666,874        701,957
    Other deferred charges. . . . . . . . . . . . . . . . . .       142,298        (19,980)
    Accounts payable, net . . . . . . . . . . . . . . . . . .    (2,617,501)      (430,345)
    Refunds payable to customers. . . . . . . . . . . . . . .        22,289        (77,820)
    Accrued income taxes. . . . . . . . . . . . . . . . . . .     3,829,922      3,115,409
    Accrued interest. . . . . . . . . . . . . . . . . . . . .       981,715      1,020,121
    Accrued compensation. . . . . . . . . . . . . . . . . . .    (1,694,446)         7,711
    Over (under) recovered deferred purchased gas costs . . .     1,967,560     (2,055,549)
    Other current liabilities . . . . . . . . . . . . . . . .       524,619        317,721
    Other long-term liabilities . . . . . . . . . . . . . . .        68,586        159,724
-------------------------------------------------------------------------------------------
Net cash provided by operating activities . . . . . . . . . .    16,578,362     13,927,234
-------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Property, plant and equipment expenditures, net . . . . . .    (2,712,456)    (1,935,616)
  Sale of discontinued operations . . . . . . . . . . . . . .        40,598              -
  Environmental recoveries, net of expenditures . . . . . . .       187,387        524,850
-------------------------------------------------------------------------------------------
Net cash used by investing activities . . . . . . . . . . . .    (2,484,471)    (1,410,766)
-------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Common stock dividends. . . . . . . . . . . . . . . . . . .    (1,556,636)    (1,521,983)
  Issuance of stock:
    Dividend Reinvestment Plan optional cash. . . . . . . . .        54,825         73,021
    Dividends reinvested by stockholders. . . . . . . . . . .       191,829        178,775
    Retirement Savings Plan . . . . . . . . . . . . . . . . .       271,474        264,173
    Conversion of debentures. . . . . . . . . . . . . . . . .       143,779         53,950
  Net repayment under line of credit agreements . . . . . . .    (3,515,258)   (10,400,000)
  Repayment of long-term debt . . . . . . . . . . . . . . . .    (1,143,979)    (1,321,630)
-------------------------------------------------------------------------------------------
Net cash used by financing activities . . . . . . . . . . . .    (5,553,966)   (12,673,694)
-------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . .     8,539,925       (157,226)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD . . . . . . . .     3,108,501      2,458,276
-------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS END OF PERIOD . . . . . . . . . . .  $ 11,648,426   $  2,301,050
===========================================================================================

The accompanying notes are an integral part of these financial statements.

                       This page intentionally left blank.

 CHESAPEAKE  UTILITIES  CORPORATION  AND  SUBSIDIARIES

 CONDENSED CONSOLIDATED  BALANCE  SHEETS  (UNAUDITED)

---------------------------------------------------------------------------------------
                                                            MARCH 31,     DECEMBER 31,
 ASSETS                                                       2004            2003
---------------------------------------------------------------------------------------
 PROPERTY, PLANT AND EQUIPMENT
 Natural gas distribution and transmission . . . . . . .  $187,775,817   $ 186,661,469
 Propane . . . . . . . . . . . . . . . . . . . . . . . .    36,134,138      35,577,104
 Advanced information services . . . . . . . . . . . . .     1,419,989       1,396,595
 Water services. . . . . . . . . . . . . . . . . . . . .       763,121         762,383
 Other plant . . . . . . . . . . . . . . . . . . . . . .     8,824,890       8,796,305
---------------------------------------------------------------------------------------
 Total property, plant and equipment . . . . . . . . . .   234,917,955     233,193,856
 Plus:  Construction work in progress. . . . . . . . . .     1,877,862       1,724,721
 Less:  Accumulated depreciation and amortization. . . .   (68,390,472)    (67,046,318)
---------------------------------------------------------------------------------------
 Net property, plant and equipment . . . . . . . . . . .   168,405,345     167,872,259
---------------------------------------------------------------------------------------

 INVESTMENTS . . . . . . . . . . . . . . . . . . . . . .       392,764         386,710
---------------------------------------------------------------------------------------

 CURRENT ASSETS
 Cash and cash equivalents . . . . . . . . . . . . . . .    11,648,426       3,108,501
 Accounts receivable (less allowance for uncollectibles
    of $712,029 and $659,047, respectively). . . . . . .    26,096,803      26,191,845
 Accrued revenue . . . . . . . . . . . . . . . . . . . .     3,712,141       4,497,752
 Materials and supplies, at average cost . . . . . . . .       943,636         923,556
 Appliance and other inventory, at FIFO. . . . . . . . .       149,537         173,044
 Propane inventory, at average cost. . . . . . . . . . .     2,986,981       3,387,535
 Storage gas prepayments . . . . . . . . . . . . . . . .     1,344,145       4,622,601
 Underrecovered purchased gas costs. . . . . . . . . . .             -         660,601
 Income taxes receivable . . . . . . . . . . . . . . . .             -         489,841
 Deferred income taxes receivable. . . . . . . . . . . .       635,004               -
 Prepaid expenses. . . . . . . . . . . . . . . . . . . .     1,276,194       2,069,988
 Other current assets. . . . . . . . . . . . . . . . . .       721,135         768,958
---------------------------------------------------------------------------------------
 Total current assets. . . . . . . . . . . . . . . . . .    49,514,002      46,894,222
---------------------------------------------------------------------------------------

 DEFERRED CHARGES AND OTHER ASSETS
 Environmental regulatory assets . . . . . . . . . . . .       334,192         353,092
 Environmental expenditures. . . . . . . . . . . . . . .       176,701         364,088
 Goodwill, net . . . . . . . . . . . . . . . . . . . . .       674,451         674,451
 Other intangible assets, net. . . . . . . . . . . . . .       301,405         305,213
 Long-term receivables . . . . . . . . . . . . . . . . .     1,588,237       1,637,998
 Other regulatory assets . . . . . . . . . . . . . . . .     1,615,855       1,693,401
 Other deferred charges. . . . . . . . . . . . . . . . .       961,604         983,230
---------------------------------------------------------------------------------------
 Total deferred charges and other assets . . . . . . . .     5,652,445       6,011,473
---------------------------------------------------------------------------------------



 TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . .  $223,964,556   $ 221,164,664
=======================================================================================

The accompanying notes are an integral part of these financial statements.


 CHESAPEAKE UTILITIES CORPORATION AND SUBSIDIARIES

 CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
---------------------------------------------------------------------------------------
                                                            MARCH 31,     DECEMBER 31,
 CAPITALIZATION  AND  LIABILITIES                             2004            2003
---------------------------------------------------------------------------------------
 CAPITALIZATION
 Stockholders' equity
 Common Stock, par value $.4867 per share;
 (authorized 12,000,000 shares; issued and outstanding
 5,708,077 and 5,660,594 shares, respectively) . . . . .  $  2,777,861   $   2,754,748
 Additional paid-in capital. . . . . . . . . . . . . . .    35,249,207      34,176,361
 Retained earnings . . . . . . . . . . . . . . . . . . .    40,178,289      36,008,246
---------------------------------------------------------------------------------------
 Total stockholders' equity. . . . . . . . . . . . . . .    78,205,357      72,939,355

 Long-term debt, net of current maturities . . . . . . .    68,271,566      69,415,545
---------------------------------------------------------------------------------------
 Total capitalization. . . . . . . . . . . . . . . . . .   146,476,923     142,354,900
---------------------------------------------------------------------------------------

 CURRENT LIABILITIES
 Current portion of long-term debt . . . . . . . . . . .     3,665,091       3,665,091
 Short-term borrowing. . . . . . . . . . . . . . . . . .             -       3,515,258
 Accounts payable. . . . . . . . . . . . . . . . . . . .    19,379,912      21,997,413
 Refunds payable to customers. . . . . . . . . . . . . .       228,871         206,582
 Customer deposits . . . . . . . . . . . . . . . . . . .     2,091,627       2,008,379
 Income taxes payable. . . . . . . . . . . . . . . . . .     3,340,081               -
 Accrued interest. . . . . . . . . . . . . . . . . . . .     1,634,082         652,367
 Dividends payable . . . . . . . . . . . . . . . . . . .     1,569,151       1,556,631
 Overrecovered purchased gas costs . . . . . . . . . . .     1,306,959               -
 Deferred income taxes payable . . . . . . . . . . . . .             -         119,814
 Accrued compensation. . . . . . . . . . . . . . . . . .     1,254,123       3,266,072
 Other accrued liabilities . . . . . . . . . . . . . . .     2,098,892       1,657,523
---------------------------------------------------------------------------------------
 Total current liabilities . . . . . . . . . . . . . . .    36,568,789      38,645,130
---------------------------------------------------------------------------------------

 DEFERRED CREDITS AND OTHER LIABILITIES
 Deferred income taxes . . . . . . . . . . . . . . . . .    19,936,245      19,590,995
 Deferred investment tax credits . . . . . . . . . . . .       480,066         492,725
 Environmental liabilities . . . . . . . . . . . . . . .       553,115         562,194
 Accrued pension costs . . . . . . . . . . . . . . . . .     2,089,688       2,015,128
 Accrued asset removal cost. . . . . . . . . . . . . . .    13,817,708      13,536,209
 Other liabilities . . . . . . . . . . . . . . . . . . .     4,042,022       3,967,383
---------------------------------------------------------------------------------------
 Total deferred credits and other liabilities. . . . . .    40,918,844      40,164,634
---------------------------------------------------------------------------------------

 COMMITMENTS AND CONTINGENCIES (NOTE 3)



 TOTAL CAPITALIZATION AND LIABILITIES. . . . . . . . . .  $223,964,556   $ 221,164,664
=======================================================================================

The accompanying notes are an integral part of these financial statements.

                       This page intentionally left blank.

NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

1.     QUARTERLY  FINANCIAL  DATA
The financial information for Chesapeake Utilities Corporation (the "Company" or "Chesapeake") included herein is unaudited and should be read in conjunction with the Company's Annual Report on Form 10-K; however, the year-end balance sheet data has been derived from audited financial statements. In the opinion of management, this financial information reflects normal recurring adjustments which are necessary for a fair presentation of the Company's interim results. In accordance with United States Generally Accepted Accounting Principles, the Company's management makes certain estimates and assumptions regarding: 1) reported amounts of assets and liabilities, 2) disclosure of contingent assets and liabilities at the date of the financial statements and 3) reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Due to the seasonal nature of the Company's business, there are substantial variations in the results of operations reported on a quarterly basis and, accordingly, results for any particular quarter may not give a true indication of results for the year.

Chesapeake does not have any of the components of comprehensive income that are required to be reported by Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Therefore, net income and comprehensive income for Chesapeake are the same.

As reported on the Company's December 31, 2003 Annual Report on Form 10-K, the Company has restated its quarterly financial statements for prior periods in order to reflect the results of its Delaware and Maryland natural gas divisions on the "accrual" revenue recognition method rather than the "as billed" revenue recognition method. This change had an insignificant effect on the Company's annual results for 2003. Under the "as billed" method, revenues from customer sales are not recognized until the meter is read. Under the "accrual" method, at the end of each period, the amount of gas used is estimated and is recognized as revenue. The Company's Florida division has historically used the "accrual" method in accordance with Florida Public Service Commission requirements. The Delaware and Maryland divisions have historically used the "as billed" method to recognize revenues consistent with the rate-setting processes in those states. In order to consistently apply the "accrual" method, the Company met separately with the staffs of the Delaware and Maryland Public Service Commissions to determine the regulatory impact of the change. Having determined that there is little to no impact, the Company has conformed the revenue recognition method used in its Delaware and Maryland divisions to the method used by its Florida division. In order to provide comparable information, the Company has restated its 2003 quarterly interim financial statements to reflect the "accrual" revenue recognition method. Dollars are shown in thousands, except per share amounts.

--------------------------------------------------------------------------------
                                          MARCH 31,      IMPACT OF    MARCH 31,
                                            2003          REVENUE       2003
                                       AS PREVIOUSLY    RECOGNITION
                                         REPORTED (1)     CHANGE     AS RESTATED
--------------------------------------------------------------------------------
SELECTED INCOME STATEMENT INFORMATION
  Operating Revenues . . . . . . . . .  $     63,925          ($965)  $   62,960
  Operating Income . . . . . . . . . .        12,567           (256)      12,311
  Income from Continuing Operations. .         6,790           (153)       6,637
  Net Income . . . . . . . . . . . . .         6,628           (153)       6,475

EARNINGS PER SHARE OF COMMON STOCK
Basic
  From Continuing Operations . . . . .  $       1.22         ($0.03)  $     1.19
  Net Income . . . . . . . . . . . . .  $       1.19         ($0.03)  $     1.16

Diluted
  From Continuing Operations . . . . .  $       1.19         ($0.03)  $     1.16
  Net Income . . . . . . . . . . . . .  $       1.16         ($0.03)  $     1.13

SELECTED BALANCE SHEET INFORMATION
Assets
  Accounts receivable. . . . . . . . .  $        269   $      2,333   $    2,602
  Unrecovered purchased gas costs. . .         4,316         (1,497)       2,819
  Other regulatory assets. . . . . . .         2,172              9        2,181

Liabilities
  Income taxes . . . . . . . . . . . .         2,730           (130)       2,600
  Deferred income taxes. . . . . . . .          (418)           468           50

Stockholders' Equity
  Retained earnings. . . . . . . . . .  $     37,333   $        507   $   37,840

(1) Operating Revenue, Operating Income and Income from Continuing Operations exclude the results of the operations discontinued in 2003 and include minor reclassifications to conform with the presentation of the 2004 results.

2.     CALCULATION  OF  EARNINGS  PER  SHARE

-----------------------------------------------------------------------
                                                    2004        2003
FOR THE THREE MONTHS ENDED MARCH 31,                          RESTATED
-----------------------------------------------------------------------
CALCULATION OF BASIC EARNINGS PER SHARE FROM
CONTINUING OPERATIONS:
 Net income from continuing operations. . . . .  $5,773,534  $6,637,103
 Weighted average shares outstanding. . . . . .   5,688,430   5,561,504
-----------------------------------------------------------------------
 BASIC EARNINGS PER SHARE FROM
 CONTINUING OPERATIONS. . . . . . . . . . . . .  $     1.01  $     1.19
-----------------------------------------------------------------------

 CALCULATION OF DILUTED EARNINGS PER SHARE FROM
 CONTINUING OPERATIONS:

 RECONCILIATION OF NUMERATOR:
 Net Income from continuing operations Basic. .  $5,773,534  $6,637,103
 Effect of 8.25% Convertible debentures * . . .      35,666      40,366
-----------------------------------------------------------------------
 Adjusted numerator Diluted . . . . . . . . . .  $5,809,200  $6,677,469
-----------------------------------------------------------------------

 RECONCILIATION OF DENOMINATOR:

 Weighted shares outstanding Basic. . . . . . .   5,688,430   5,561,504
 Effect of dilutive securities *
 Stock options. . . . . . . . . . . . . . . . .       4,152           -
 Warrants . . . . . . . . . . . . . . . . . . .       8,759       1,524
 8.25% Convertible debentures . . . . . . . . .     168,946     191,735
-----------------------------------------------------------------------
 Adjusted denominator Diluted . . . . . . . . .   5,870,287   5,754,763
-----------------------------------------------------------------------

 DILUTED EARNINGS PER SHARE FROM
 CONTINUING OPERATIONS. . . . . . . . . . . . .  $     0.99  $     1.16
-----------------------------------------------------------------------

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

Dover  Gas  Light  Site
-----------------------
The Dover Gas Light site is a former manufactured gas plant site located in Dover, Delaware. On January 15, 2004, the Company received a Certificate of Completion of Work from the United States Environmental Protection Agency ("EPA") regarding the Dover Gas Light site. This concluded the remedial action obligation that Chesapeake had related to this site. This relieves Chesapeake from liability for future remediation at the site, unless previously unknown conditions are discovered at the site, or information previously unknown to the EPA is received that indicates the remedial action that has been taken is not sufficiently protective. These contingencies are standard and are required by the United States in all liability settlements.

At March 31, 2004, the Company had accrued $10,000 for costs associated with the Dover Gas Light site and had recorded an associated regulatory asset for the same amount. Through March 31, 2004, the Company has incurred approximately $9.7 million in costs relating to environmental testing and remedial action studies at the site. Approximately $9.6 million has been recovered through March 2004 from other parties or through rates.

Salisbury  Town  Gas  Light  Site
---------------------------------
In cooperation with the MDE, the Company has completed an assessment of the Salisbury manufactured gas plant site, located in Salisbury, Maryland, which determined that there was localized ground-water contamination. During 1996, the Company completed construction and began Air Sparging and Soil-Vapor Extraction ("AS/SVE") remediation procedures. Chesapeake has been reporting the remediation and monitoring results to the MDE on an ongoing basis since 1996. In February 2002, the MDE granted permission to permanently decommission the AS/SVE system and to discontinue all on-site and off-site well monitoring, except for one well that is being maintained for continued product monitoring and recovery. In
November 2002, a letter was submitted to the MDE requesting No Further Action ("NFA"). In December 2002, the MDE recommended that the Company submit work plans to MDE and place deed restrictions on the property as conditions prior to receiving an NFA. The Company has completed the MDE recommended work plans and has executed the deed restrictions. During the third quarter of 2003 the Company submitted a revised request for the NFA. The MDE has not yet responded to the request.

The Company has adjusted the liability with respect to the Salisbury Town Gas Light site to $7,000 at March 31, 2004. This amount is based on the estimated costs to perform limited product monitoring and recovery efforts and fulfill ongoing reporting requirements. A corresponding regulatory asset has been recorded, reflecting the Company's belief that costs incurred will be recoverable in base rates.

Through March 31, 2004, the Company has incurred approximately $2.9 million for remedial actions and environmental studies at the Salisbury Town Gas Light site. Of this amount, approximately $1.8 million has been recovered through insurance proceeds or in rates. The Company expects to recover the remaining costs through rates and has established a regulatory asset for those costs.

Winter  Haven  Coal  Gas  Site
------------------------------
The Winter Haven Coal Gas site is located in Winter Haven, Florida. Chesapeake has been working with the Florida Department of Environmental Protection ("FDEP") in assessing this coal gas site. In May 1996, the Company filed an Air Sparging and Soil Vapor Extraction Pilot Study Work Plan for the Winter Haven site with the FDEP. The Work Plan described the Company's proposal to undertake an AS/SVE pilot study to evaluate the site. After discussions with the FDEP, the Company filed a modified AS/SVE Pilot Study Work Plan, the description of the scope of work to complete the site assessment activities and a report describing a limited sediment investigation performed in 1997. In December 1998, the FDEP approved the AS/SVE Pilot Study Work Plan, which the Company completed during the third quarter of 1999. In February 2001, the Company filed a remedial action plan ("RAP") with the FDEP to address the contamination of the subsurface soil and ground-water in a portion of the site. The FDEP approved the RAP on May 4, 2001.

Construction of the AS/SVE system was completed in the fourth quarter of 2002 and the system is now fully operational.

The Company has accrued a liability of $536,000 as of March 31, 2004 for the Florida site. Through March 31, 2004, the Company has incurred approximately $1.3 million of environmental costs associated with the Florida site. At March 31, 2004 the Company had collected through rates $219,000 in excess of costs incurred. A regulatory asset of approximately $317,000, representing the uncollected portion of the estimated clean-up costs, has also been recorded. The Company expects to recover the remaining costs through rates.

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

The Company has issued corporate guarantees to certain vendors of its propane wholesale marketing subsidiary. The corporate guarantees provide for the payment of propane purchases by the subsidiary, in the case of the subsidiary's default. The guarantees at March 31, 2004 totaled $4.5 million and expire on various dates in 2004.

The Company has issued a letter of credit to its primary insurance company for $694,000, which expires June 1, 2004.

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

Certain assets and liabilities of the Company are accounted for in accordance with SFAS No. 71, which, among other matters, provides standards for regulated enterprises for the deferral of costs that will be recovered through future rate increases. If the Company were required to terminate the application of these standards to its regulated operations, all such deferred amounts would be recognized in the income statement at that time. This would result in a charge to earnings, net of applicable income taxes, which could be material.

4. RECENT AUTHORITATIVE PRONOUNCEMENTS ON FINANCIAL REPORTING AND ACCOUNTING The Financial Accounting Standards Board ("FASB") issued SFAS No. 132R, "Employers' Disclosures about Pensions and Other Postretirement Benefits" in September 2003, which replaces SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" and requires additional disclosures about assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other post-retirement benefit plans. SFAS No. 132R does not change the measurement and recognition of those plans, and accordingly the implementation of this pronouncement had no impact on the Company's financial statements. Refer to Note 7, Employee Benefit Plans, to the Condensed Consolidated Financial Statements for the disclosures required in the interim financial reports.

In December 2003, the FASB issued FASB Interpretation No. ("FIN No.") 46R, "Consolidation of Variable Interest Entities," which replaced FIN No. 46,
"Consolidation of Variable Interest Entities," issued in January 2003. FIN No. 46R was issued to clarify the required accounting for interests in variable interest entities. A variable interest entity is an entity that does not have sufficient equity investment at risk, or the holders of the equity instruments lack the essential characteristics of a controlling financial interest. A variable interest entity is to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities, or is entitled to receive a majority of the entity's residual returns, or both. As of March 31, 2004, the Company did not have any variable interests in a variable interest entity.

On  January  12,  2004,  the  FASB  released  FASB Staff Position No. SFAS 106-1
"Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("the Act"). The Company has elected to defer the accounting for the Act, as allowed under Staff Position No. 106-1, due to the uncertainties that exist related to the Act and its impact, if any, on the Company's post-retirement health benefits, and accordingly, the measures of accumulated benefit obligation and net periodic benefit cost in the financial statements and accompanying notes do not reflect the effects, if any, of the Act on the Company's plan. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information.

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

----------------------------------------------------------------------------------
                                                         2004            2003
FOR THE THREE MONTHS ENDED MARCH 31,                                   RESTATED
----------------------------------------------------------------------------------
OPERATING REVENUES, UNAFFILIATED CUSTOMERS
  Natural gas distribution and transmission . . .  $     42,300,984  $ 39,481,841
  Propane . . . . . . . . . . . . . . . . . . . .        18,460,257    20,247,027
  Advanced information services . . . . . . . . .         3,001,119     3,233,417
  Other . . . . . . . . . . . . . . . . . . . . .                 -        (2,771)
----------------------------------------------------------------------------------
Total operating revenues, unaffiliated customers.  $     63,762,360  $ 62,959,514
----------------------------------------------------------------------------------

INTERSEGMENT REVENUES (1)
  Natural gas distribution and transmission . . .  $         60,987  $     40,039
  Advanced information services . . . . . . . . .             9,017        37,834
  Other . . . . . . . . . . . . . . . . . . . . .           169,446       180,190
----------------------------------------------------------------------------------
Total intersegment revenues . . . . . . . . . . .  $        239,450  $    258,063
----------------------------------------------------------------------------------

OPERATING INCOME
  Natural gas distribution and transmission . . .  $      7,217,754  $  7,280,654
  Propane . . . . . . . . . . . . . . . . . . . .         3,321,658     4,885,482
  Advanced information services . . . . . . . . .            72,085        62,333
  Other . . . . . . . . . . . . . . . . . . . . .            87,810        82,710
----------------------------------------------------------------------------------
Total . . . . . . . . . . . . . . . . . . . . . .  $     10,699,307  $ 12,311,179
----------------------------------------------------------------------------------

(1) All significant intersegment revenues are billed at market rates and have been eliminated from consolidated revenues.

----------------------------------------------------------------------------------
                                                       MARCH 31,     DECEMBER 31,
                                                         2004            2003
----------------------------------------------------------------------------------
IDENTIFIABLE ASSETS
  Natural gas distribution and transmission . . .  $    163,763,489  $169,865,930
  Propane . . . . . . . . . . . . . . . . . . . .        38,846,083    38,359,251
  Advanced information services . . . . . . . . .         2,827,092     2,912,733
  Other . . . . . . . . . . . . . . . . . . . . .        17,481,305     7,791,796
----------------------------------------------------------------------------------
Total identifiable assets . . . . . . . . . . . .  $    222,917,969  $218,929,710
----------------------------------------------------------------------------------


The Company's operations are all domestic. The advanced information services segment has infrequent transactions with foreign companies, located primarily in Canada, that are denominated and paid in U.S. dollars. These transactions are immaterial to the consolidated revenues.

6.     DISCONTINUED  OPERATIONS

 CHESAPEAKE  UTILITIES  CORPORATION  DISCONTINUED  OPERATIONS

 BALANCE  SHEETS  (UNAUDITED)

--------------------------------------------------------------------------------------
                                                           MARCH 31,     DECEMBER 31,
 ASSETS                                                       2004           2003
--------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT
 Property, plant and equipment . . . . . . . . . . . . .  $   763,121   $     762,383
 Less:  Accumulated depreciation and amortization. . . .     (326,792)       (326,792)
--------------------------------------------------------------------------------------
 Net property, plant and equipment . . . . . . . . . . .      436,329         435,591
--------------------------------------------------------------------------------------

 CURRENT ASSETS
 Cash and cash equivalents . . . . . . . . . . . . . . .      104,886       1,437,821
 Accounts receivable (less allowance for uncollectibles
    of $1,868 and $5,346, respectively). . . . . . . . .      220,745         273,799
 Appliance and other inventory, at FIFO. . . . . . . . .       93,226          99,839
 Deferred income taxes receivable. . . . . . . . . . . .       20,725          20,725
 Prepaid expenses. . . . . . . . . . . . . . . . . . . .      100,658         110,175
--------------------------------------------------------------------------------------
 Total current assets. . . . . . . . . . . . . . . . . .      540,240       1,942,359
--------------------------------------------------------------------------------------

 DEFERRED CHARGES AND OTHER ASSETS
 Other intangible assets, net. . . . . . . . . . . . . .       70,018          70,018
 Deferred income taxes receivable. . . . . . . . . . . .      150,847         150,847
--------------------------------------------------------------------------------------
 Total deferred charges and other assets . . . . . . . .      220,865         220,865
--------------------------------------------------------------------------------------

 TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . .  $ 1,197,434   $   2,598,815
======================================================================================


 STOCKHOLDERS' EQUITY AND LIABILITIES
--------------------------------------------------------------------------------------
 STOCKHOLDERS' EQUITY
 Common Stock. . . . . . . . . . . . . . . . . . . . . .  $    51,010   $      51,010
 Additional paid-in capital. . . . . . . . . . . . . . .    3,914,783       3,914,783
 Retained deficits . . . . . . . . . . . . . . . . . . .   (5,305,499)     (5,271,164)
--------------------------------------------------------------------------------------
 Total stockholders' equity. . . . . . . . . . . . . . .   (1,339,706)     (1,305,371)
--------------------------------------------------------------------------------------

 CURRENT LIABILITIES
 Accounts payable. . . . . . . . . . . . . . . . . . . .       34,679          67,303
 Due to parent company . . . . . . . . . . . . . . . . .    2,264,704       3,558,434
 Customer deposits . . . . . . . . . . . . . . . . . . .       11,161          11,403
 Income taxes payable. . . . . . . . . . . . . . . . . .      173,800         192,290
 Other accrued liabilities . . . . . . . . . . . . . . .       52,796          74,756
--------------------------------------------------------------------------------------
 Total current liabilities . . . . . . . . . . . . . . .    2,537,140       3,904,186
--------------------------------------------------------------------------------------

 TOTAL STOCKHOLDERS' EQUITY AND LIABILITIES. . . . . . .  $ 1,197,434   $   2,598,815
======================================================================================

During 2003, the Company sold the assets of six of its seven water services businesses. The Company expects to dispose of the remaining operation, located in Stuart, Florida, during 2004. Accordingly, the assets were recorded at their fair value. Results for all the water dealerships were reclassified to discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The results of the water companies' operations for all periods presented in the consolidated income statements have been reclassified to discontinued operations and shown net of tax. The following table presents the balance sheet accounts for discontinued operations.

7.     EMPLOYEE  BENEFIT  PLANS

Net periodic benefit costs for the defined benefit pension plan, the executive excess benefit plan and other post-retirement benefits are shown below:

                                                                                      OTHER
                                         DEFINED BENEFIT     EXECUTIVE EXCESS    POST-RETIREMENT
                                           PENSION PLAN        BENEFIT PLAN        BENEFITS
FOR THE THREE MONTHS ENDED MARCH 31,     2004        2003      2004     2003     2004     2003
------------------------------------------------------------------------------------------------
Service Cost . . . . . . . . . . . .  $  84,689   $  81,342   $28,587  $26,969  $ 1,362  $ 1,285
Interest Cost. . . . . . . . . . . .    176,727     171,060    20,905   20,010   21,400   21,330
Expected return on plan assets . . .   (235,889)   (196,119)        -        -        -        -
Amortization of transition amount. .     (3,776)     (3,776)        -        -    6,965    6,965
Amortization of prior service cost .     (1,175)     (1,175)      697      697        -        -
Amortization of net (gain) loss. . .          -           -     3,795    4,669   43,202   16,568
------------------------------------------------------------------------------------------------
Net periodic benefit cost. . . . . .  $  20,576   $  51,332   $53,984  $52,345  $72,929  $46,148
------------------------------------------------------------------------------------------------

As disclosed in the December 31, 2003 financial statements, no contributions are expected to be required in 2004 for the defined benefit pension plan. The executive excess benefit plan and other post-retirement benefit plans are unfunded.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS  DESCRIPTION
Chesapeake Utilities Corporation (the "Company" or "Chesapeake") is a diversified utility company engaged in natural gas distribution and transmission, propane distribution and wholesale marketing, advanced information services and other related businesses.

The Company's strategy is to grow earnings from a stable utility foundation by investing in related businesses and services that provide opportunities for higher, unregulated returns. This growth strategy includes acquisitions and investments in unregulated businesses as well as the continued investment and expansion of the Company's utility operations that provide the stable base of earnings. The Company continually reevaluates its investments to ensure that they are consistent with its strategy and the goal of enhancing shareholder value. The Company's unregulated businesses and services currently include propane distribution and wholesale marketing, advanced information services and other related businesses.

Chesapeake sold the assets and operations of six of its seven water dealerships during 2003. The Company expects to dispose of the remaining operation during 2004.

FINANCIAL  POSITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's capital requirements reflect the capital-intensive nature of its business and are principally attributable to the construction program and the retirement of outstanding debt. The Company relies on cash generated by operations and short-term borrowing to meet normal working capital requirements and to finance, temporarily, capital expenditures. During the first three months of 2004, net cash provided by operating activities, net cash used by investing activities and net cash used by financing activities were approximately $16.6 million, $2.5 million and $5.6 million, respectively.

The Board of Directors has authorized the Company to borrow up to $35.0 million of short-term debt from various banks and trust companies. As of March 31, 2004, Chesapeake had five unsecured bank lines of credit with three financial institutions, totaling $65.0 million, for short-term cash needs to meet seasonal working capital requirements and to fund, temporarily, portions of its capital expenditures. Two of the bank lines, totaling $15.0 million, are committed. The remaining three lines are subject to the banks' availability of funds. In the first three months of 2004, cash provided by operations was adequate to fund capital expenditures and repay the $3.5 million of short-term debt that was outstanding at December 31, 2003. At March 31, 2004, the Company had outstanding an irrevocable letter of credit in the amount of $694,000 issued to one of the Company's insurance providers. The letter of credit reduced the available borrowing under the short-term lines.

During the three-month periods ended March 31, 2004 and 2003, capital expenditures were approximately $2.7 million and $1.9 million, respectively. Chesapeake has budgeted $20.8 million for capital expenditures during 2004. This amount includes $15.8 million for natural gas distribution and transmission, $4.1 million for propane distribution and marketing, $285,000 for advanced information services and $614,000 for other operations. The natural gas distribution and transmission expenditures are for expansion and improvement of facilities. The propane expenditures are to support customer growth and for the replacement of equipment. The advanced information services expenditures are for computer hardware, software and related equipment. The other operations budget includes general plant, computer software and hardware expenditures. Financing for the capital expenditure program for the balance of 2004 is expected to be provided from cash on hand, short-term borrowing and cash provided by operating activities. The capital expenditure program is subject to continual review and modification. Actual capital requirements may vary from the above estimates due to a number of factors including acquisition opportunities, changing economic conditions, customer growth in existing areas, regulation, availability of capital and new growth opportunities.

The Company has budgeted $170,000 for capital expenditures in 2004 related to environmental remediation projects, and expects to make additional expenditures in future years. Management does not expect any such expenditures or financing to have a material adverse effect on the financial position or capital resources of the Company (see Note 3 to the Condensed Consolidated Financial Statements).

As of March 31, 2004 common equity represented 53.4 percent of total capitalization, compared to 51.2 percent as of December 31, 2003. Combining short-term financing with total capitalization, the equity component would have been 52.1 percent and 48.8 percent, respectively. The Company remains committed to maintaining a sound capital structure and strong credit ratings in order to provide the financial flexibility needed to access the capital markets when required. This commitment, along with adequate and timely rate relief for the Company's regulated operations, is intended to ensure that the Company will be able to attract capital from outside sources at a reasonable cost.

Interest expense for the first three months of 2004 decreased approximately $139,000, or 9.5 percent, over the same period in 2003. Interest on long-term debt accounted for $96,000 of the decrease. The average long-term debt balance in the first three months of 2004 was $72.0 million with an average interest rate of 7.1 percent, compared to $76.0 million with an average interest rate of
7.3 percent in the first three months of 2003. Additionally, interest on short-term debt decreased $31,000 during the first quarter of 2004, compared to the first three months of 2003. This decrease was the result of a decline in the average balance of short-term debt from $7.3 million in the first quarter of 2003 to $596,000 for the first quarter of 2004.

OFF-BALANCE  SHEET  ARRANGEMENTS  AND  CONTRACTUAL  OBLIGATIONS
There have been no material changes outside of the ordinary course of the Company's business with respect to off-balance sheet arrangements and contractual obligations as presented in the Company's 2003 Annual Report on Form 10-K.

RESULTS  OF  OPERATIONS  FOR  THE  QUARTER  ENDED  MARCH  31,  2004

CONSOLIDATED  OVERVIEW
The Company earned net income from continuing operations of $5.8 million or $1.01 per share, for the first quarter of 2004, a decline of $864,000 compared to net income from continuing operations of $6.6 million, or $1.19 per share for the corresponding period in 2003. The decrease in earnings principally reflects a decline in operating income at the Company's propane operations. The decline was caused by warmer temperatures on the Delmarva Peninsula that reduced volumes for the distribution operations and reduced volatility in propane wholesale prices that reduced the income for the propane wholesale marketing operation. The natural gas segment was able to offset the impact of warmer weather through customer growth.

See Note 1 to the Condensed Consolidated Financial Statements for a description of the restatement that was made in the fourth quarter of 2003. Additional information can also be found in the Company's report on Form 10-K for the year ended December 31, 2003.

------------------------------------------------------------------------------------
                                                2004          2003
 FOR THE THREE MONTHS ENDED MARCH 31,                       RESTATED        CHANGE
------------------------------------------------------------------------------------
Operating Income
   Natural Gas Distribution & Transmission  $ 7,217,754   $ 7,280,654   $   (62,900)
   Propane . . . . . . . . . . . . . . . .    3,321,658     4,885,482    (1,563,824)
   Advanced Information Services . . . . .       72,085        62,333         9,752
   Other . . . . . . . . . . . . . . . . .       87,810        82,710         5,100
------------------------------------------------------------------------------------
 Operating Income. . . . . . . . . . . . .   10,699,307    12,311,179    (1,611,872)

 Other Income. . . . . . . . . . . . . . .      102,476        53,901        48,575
 Interest Charges. . . . . . . . . . . . .    1,326,766     1,465,851      (139,085)
 Income Taxes. . . . . . . . . . . . . . .    3,701,483     4,262,126      (560,643)
------------------------------------------------------------------------------------
 Net Income from Continuing Operations . .  $ 5,773,534   $ 6,637,103   $  (863,569)
====================================================================================

     The following discussions of segment results include use of the term "gross margin." Gross margin is determined by deducting the cost of sales from operating revenue. Cost of sales includes the purchased gas cost for the natural gas and propane segments and the cost of labor spent on direct revenue-producing activities for advanced information services segment. Gross margin should not be considered an alternative to operating income or net income, which are determined in accordance with Generally Accepted Accounting Principles ("GAAP"). Chesapeake believes that gross margin, although a non-GAAP measure, is useful and meaningful to investors because it provides them with information that demonstrates the profitability achieved by the Company under its allowed rates for regulated operations and under its competitive pricing structure for non-regulated segments, a basis for making investment decisions. Chesapeake's management uses gross margin in measuring certain performance goals and has historically analyzed and reported gross margin information publicly. Other companies may calculate gross margin in a different manner.

NATURAL  GAS  DISTRIBUTION  AND  TRANSMISSION
The natural gas distribution and transmission segment earned operating income of $7.2 million for the first quarter of 2004 compared to $7.3 million for the corresponding period last year, a decrease of $63,000.

------------------------------------------------------------------------------------
                                                2004          2003
 FOR THE THREE MONTHS ENDED MARCH 31,                       RESTATED        CHANGE
------------------------------------------------------------------------------------
 Revenue . . . . . . . . . . . . . . . . .  $42,361,971   $39,521,880   $ 2,840,091
 Cost of gas . . . . . . . . . . . . . . .   27,324,775    25,192,774     2,132,001
------------------------------------------------------------------------------------
 Gross margin. . . . . . . . . . . . . . .   15,037,196    14,329,106       708,090

 Operations & maintenance. . . . . . . . .    5,616,976     4,991,951       625,025
 Depreciation & amortization . . . . . . .    1,343,280     1,248,002        95,278
 Other taxes . . . . . . . . . . . . . . .      859,186       808,499        50,687
------------------------------------------------------------------------------------
 Operating expenses. . . . . . . . . . . .    7,819,442     7,048,452       770,990
------------------------------------------------------------------------------------
 Total Operating Income. . . . . . . . . .  $ 7,217,754   $ 7,280,654   $   (62,900)
====================================================================================

Gross margins for the Delaware and Maryland distribution divisions increased $306,000 from 2003. Delaware and Maryland experienced an increase of 2,077 residential customers, or 6.5 percent, in the first quarter of 2004 compared to the first quarter of 2003. The increase was the result primarily of new housing construction. The Company estimates that each residential customer added contributes $360 annually to gross margin and requires an additional cost of $100 for operations and maintenance expenses. This growth offset a temperature decline of 4 percent (113 heating degree-days) for the first quarter of 2004 compared to the first quarter of 2003. In the first quarter of 2004, temperatures were 8 percent colder (182 heating degree-days) than the 10-year average. The Company estimates that, on an annual basis, for each heating degree-day variance from the 10-year average, the gross margin on gas sales changes by $1,680. Gross margin for the Florida distribution operations increased by $270,000, due to an increase of 5 percent in the number of residential customers and growth in the industrial gross margin. The natural gas transmission gross margin increased by $132,000 resulting from an increase in transportation services. The gross margin increases were offset by higher operating expenses, primarily payroll, pension, insurance and customer service costs. Depreciation was also higher, reflecting the continued investment in plant assets.

PROPANE
During the first quarter of 2004, the propane segment experienced a decrease of $1.6 million in operating income compared to the first quarter of 2003, reflecting a gross margin decrease of $1.8 million that was partially offset by a $244,000 decrease in operating expenses.

------------------------------------------------------------------------------------
 FOR THE THREE MONTHS ENDED MARCH 31,           2004          2003          CHANGE
------------------------------------------------------------------------------------
 Revenue . . . . . . . . . . . . . . . . .  $18,460,257   $20,247,027   $(1,786,770)
 Cost of sales . . . . . . . . . . . . . .   11,306,532    11,285,097        21,435
------------------------------------------------------------------------------------
 Gross margin. . . . . . . . . . . . . . .    7,153,725     8,961,930    (1,808,205)

 Operations & maintenance. . . . . . . . .    3,182,549     3,462,206      (279,657)
 Depreciation & amortization . . . . . . .      383,027       384,904        (1,877)
 Other taxes . . . . . . . . . . . . . . .      266,491       229,338        37,153
------------------------------------------------------------------------------------
 Operating expenses. . . . . . . . . . . .    3,832,067     4,076,448      (244,381)
------------------------------------------------------------------------------------
 Total Operating Income. . . . . . . . . .  $ 3,321,658   $ 4,885,482   $(1,563,824)
====================================================================================

The Delmarva distribution operations experienced a drop in gross margin of $702,000. Retail volumes sold decreased 415,000 gallons, or 3.8 percent for the first quarter of 2004 compared to 2003. Included in the decrease was a reduction of 436,000 gallons sold to customers in the poultry industry. This decline was caused by the closing of a poultry processing plant and by an outbreak of avian influenza on the Delmarva Peninsula. Additionally, gross margin was affected by temperatures in the first quarter of 2004 that were 4 percent warmer than the first quarter of 2003 (113 heating degree-days) but 8 percent colder than the 10-year average (182 heating degree-days). The Company estimates that on an annual basis, for each heating degree-day variance from the 10-year average, gross margin changes by $1,670. Additionally, the gross margin per retail gallon decreased $0.05. The Florida propane distribution operations experienced a decrease in gross margin of $183,000. The decrease was due to a one-time service project that contributed $192,000 to the 2003 gross margin.

The Company's propane wholesale marketing operation experienced a decrease in gross margin of $924,000 and a decrease of $268,000 in operating expenses, leading to a reduction of $656,000 in operating income. Lower wholesale price volatility reduced trading opportunities during 2004 compared to 2003.

ADVANCED  INFORMATION  SERVICES
The advanced information services business contributed operating income of $72,000 for the first quarter of 2004 compared to $62,000 for the first quarter of last year, an increase of $10,000.

------------------------------------------------------------------------------------
 FOR THE THREE MONTHS ENDED MARCH 31,           2004          2003          CHANGE
------------------------------------------------------------------------------------
 Revenue . . . . . . . . . . . . . . . . .  $ 3,010,136   $ 3,271,251   $  (261,115)
 Cost of sales . . . . . . . . . . . . . .    1,678,777     1,891,252      (212,475)
------------------------------------------------------------------------------------
 Gross margin. . . . . . . . . . . . . . .    1,331,359     1,379,999       (48,640)

 Operations & maintenance. . . . . . . . .    1,053,828     1,110,845       (57,017)
 Depreciation & amortization . . . . . . .       39,145        50,113       (10,968)
 Other taxes . . . . . . . . . . . . . . .      166,301       156,708         9,593
------------------------------------------------------------------------------------
 Operating expenses. . . . . . . . . . . .    1,259,274     1,317,666       (58,392)
------------------------------------------------------------------------------------
 Total Operating Income. . . . . . . . . .  $    72,085   $    62,333   $     9,752
====================================================================================

During the first quarter of 2004 the advanced information services segment has countered declining revenues and lower gross margin by implementing cost reduction measures, primarily by reducing sales and marketing expenses.

OTHER  BUSINESS  OPERATIONS  AND  ELIMINATIONS
Other operations and eliminating entries contributed operating income of $88,000 for the first quarter of 2004 compared to income of $83,000 for the first quarter of last year. Other operations consist primarily of subsidiaries that own real estate leased to other Company subsidiaries. Eliminations are entries required to eliminate activities between business segments from the consolidated results.

------------------------------------------------------------------------------------
 FOR THE THREE MONTHS ENDED MARCH 31,           2004          2003          CHANGE
------------------------------------------------------------------------------------
 Revenue . . . . . . . . . . . . . . . . .  $   (70,004)  $   (80,644)  $    10,640
 Cost of sales . . . . . . . . . . . . . .            -             -             -
------------------------------------------------------------------------------------
 Gross margin. . . . . . . . . . . . . . .      (70,004)      (80,644)       10,640

 Operations & maintenance. . . . . . . . .     (218,201)     (230,632)       12,431
 Depreciation & amortization . . . . . . .       45,172        53,079        (7,907)
 Other taxes . . . . . . . . . . . . . . .       15,215        14,199         1,016
------------------------------------------------------------------------------------
 Operating expenses. . . . . . . . . . . .     (157,814)     (163,354)        5,540
------------------------------------------------------------------------------------
 Operating Income - Other. . . . . . . . .       79,771        76,260         3,511
 Operating Income - Eliminations . . . . .        8,039         6,450         1,589
------------------------------------------------------------------------------------
 Total Operating Income. . . . . . . . . .  $    87,810   $    82,710   $     5,100
====================================================================================

DISCONTINUED  OPERATIONS
In 2003, Chesapeake decided to exit the water services business. Six of seven water dealerships were sold during 2003. The Company expects to dispose of the remaining operation during 2004. Accordingly, the assets are recorded at their fair value. The results of the water companies' operations for all periods presented in the consolidated income statements, have been reclassified to discontinued operations and shown net of tax. Losses from discontinued operations were $34,000 and $162,000 for the first quarters of 2004 and 2003, respectively.

INCOME  TAXES
The Company's income tax cost for the first quarter of 2004 was lower than 2003 due to lower income. The federal income tax rate was consistent from year to year.

INTEREST  EXPENSE
Interest for the first quarter of 2004 decreased approximately $139,000, or 9.5 percent, over the same period in 2003. The decrease resulted from the scheduled repayments of principal of long-term debt and the lower balance of short-term borrowing.

The average long-term debt balance in the first quarter of 2004 was $72.0 million with an average interest rate of 7.1 percent, compared to $76.0 million with an average interest rate of 7.3 percent in the first quarter of 2003. The average borrowing balance for short-term debt decreased from $7.3 million in the first quarter of 2003 to $596,000 in the first quarter of 2004.

ENVIRONMENTAL  MATTERS
As more fully described in Note 3 to the Condensed Consolidated Financial Statements, Chesapeake has completed its responsibilities related to one environmental site and is currently participating in the investigation, assessment or remediation of two other former gas manufacturing plant sites. The Company continues to work with federal and state environmental agencies to assess the environmental impact and explore options for corrective action at these sites. The Company believes that future costs associated with these sites will be recoverable in rates or through sharing arrangements with, or contributions by, other responsible parties. The Company is in discussions with the Maryland Department of the Environment regarding a fourth site located in Cambridge, Maryland. The outcome of this matter cannot be determined at this time.

OTHER  MATTERS

REGULATORY  MATTERS
The Delaware, Maryland and Florida Public Service Commissions ("PSC") regulate the Company's natural gas distribution operations, while its natural gas transmission operation is regulated by the Federal Energy Regulatory Commission ("FERC").

On April 1, 2003, Eastern Shore filed an application before the FERC requesting authorization for the following: (1) Phase I - upgrade of Parkesburg Metering & Regulating Station; (2) Phase II - construct and operate 2.7 miles of 16-inch mainline looping in Pennsylvania; and (3) Phase III - construct and operate 3.0 miles of 16-inch mainline looping and a pressure control station in Delaware. The purpose of this construction is to enable Eastern Shore to provide additional daily firm transportation capacity of 15,100 dekatherms on Eastern Shore's system. Such increased capacity is to be phased in over a three-year period commencing November 1, 2003. Phase I of this expansion was completed and placed into service on November 1, 2003.

During October 2002, Eastern Shore filed an application with the FERC for recovery of gas supply realignment costs associated with the implementation of FERC Order No. 636. The costs totaled $196,000 (including interest). At that time, the FERC would not review Eastern Shore's filing, because the FERC wished to settle a related matter with another transmission company first. The other transmission company submitted a filing on December 5, 2003. The FERC has not yet acted on the filing. Eastern Shore will resubmit its transition cost recovery filing immediately upon learning of the FERC's approval.

On December 16, 2003, Eastern Shore filed with the FERC revised tariff sheets to implement revisions to its Fuel Retention and Cash Out provisions. Fuel Retention refers to the in-kind reimbursement of natural gas by Eastern Shore's customers necessary to transport natural gas on Eastern Shore's pipeline. Such Fuel Retention is designed to reimburse Eastern Shore for the Gas Required for Operations ("GRO"), which consists of (1) gas used for compressor fuel and (2) gas otherwise used, lost or unaccounted for. Cash Out refers to the month-end process of resolving customer imbalances, that is, the difference, either positive or negative, between natural gas received by Eastern Shore for a customer's account and the natural gas delivered by Eastern Shore to that customer. Rather than carry such in-kind imbalances forward on a continuing basis, Eastern Shore's tariff permits it to buy or sell such imbalance gas to its customers, thus effectively eliminating any imbalance created through the month. These revisions went into effect on January 15, 2004.

The  proposed  tariff revisions permit Eastern Shore to incorporate its Deferred
Gas Required for Operations amounts into the calculation of its annual Fuel Retention Percentage Adjustment and to implement a surcharge, effective July 1 of each year, to recover cash-out amounts. Deferred Gas Required for Operations is the difference between Eastern Shore's calculated fuel retention using its approved Fuel Retention Percentage ("FRP") and its actual fuel requirements resulting from actual operations in a given month. Such differences, either positive or negative, are determined each month during the determination period and become a component of Eastern Shore's prospective FRP. This calculation is effectively a "true-up" to the fuel retained by Eastern Shore so it recovers no more and no less than its actual fuel requirements. Fuel Retention Percentage Adjustment is the annual establishment of Eastern Shore's new FRP to be effective July 1 of each year. The percentage adjustment is simply the difference between the current FRP in effect and the new FRP as proposed to be in effect. The FERC accepted Eastern Shore's revised tariff sheets on January 15, 2004, subject to certain revisions to clarify the tariff sheets. On January 30, 2004, Eastern Shore submitted the revised tariff sheets.

Eastern Shore, on February 9, 2004, filed with the FERC a Plan and Schedule for Standards of Conduct Compliance as directed by the FERC's Order No. 2004, issued on November 25, 2003. Such Standards of Conduct govern the relationship between transmissions providers such as Eastern Shore and their energy affiliates.

Order No. 2004 revises and conforms the current gas and electric standards by broadening the definition of an energy affiliate covered by such standards of conduct and applies them uniformly to natural gas pipeline and electric transmission providers. Further, the standards will assure that transmission providers cannot extend their market power over transmission to other energy markets by giving their energy affiliates unduly preferential treatment. The standards also help ensure transmission providers offer service to all customers on a non-discriminatory basis. The deadline for compliance with the Standards of Conduct is September 1, 2004.

On November 19, 2001, the Florida division filed a petition with the Florida Public Service Commission for approval of certain transportation cost recovery rates. The Florida PSC approved the rates on January 24, 2002, which provide for the recovery, over a two-year period, of the Florida division's actual and projected non-recurring expenses incurred in the implementation of the transportation provisions of the tariff as approved in a November 2000 rate case. The Florida division filed a petition on February 4, 2004, to dispose of a minor under-recovery of the actual expenses incurred to implement the tariff provisions. The petition was approved by the Florida PSC at its March 23, 2004 agenda conference.

On November 5, 2002, the Florida PSC authorized a pilot program under which the Florida division converted all remaining sales customers to transportation service and exited the gas merchant function. Implementation of Phase One of the Transitional Transportation Service ("TTS") program was completed in November 2002, and the Florida division is now actively providing the administrative services as approved by the Florida PSC, including billing, collection service, payment tracking, non-pay disconnects, various account reports and related administrative activities.

On July 15, 2003, the Florida PSC approved a rate restructuring proposed by the Florida division. The restructuring created three new low volume rate classes, with customer charge levels that ensure that all customers receive benefits from the TTS program.

On January 4, 2004, the Florida PSC authorized the Florida division to refund the remaining balance in its over-recovered purchased gas costs account, totaling $246,000, as a final step in its exit of the gas merchant function. The refund was completed in March 2004.

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

The Company's propane distribution operations compete with several other propane distributors in their service territories, primarily on the basis of service and price, emphasizing reliability of service and responsiveness. Competition is generally from local outlets of national distribution companies and local businesses, because distributors located in close proximity to customers incur lower costs of providing service. Propane competes primarily with electricity and heating oil as energy sources. Since natural gas has historically been less expensive than propane, propane is generally not distributed in geographic areas serviced by natural gas pipeline or distribution systems.

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

RECENT  PRONOUNCEMENTS
The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 132R, "Employers' Disclosures about Pensions and Other Postretirement Benefits" in September 2003, which replaces SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" and requires additional disclosures about assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other post-retirement benefit plans. SFAS No. 132R does not change the measurement and recognition of those plans and accordingly the implementation of this pronouncement had no impact on the Company's financial statements. Refer to Note 7, Employee Benefit Plans, to the Condensed Consolidated Financial Statements for the disclosures required in the interim financial reports."

In December 2003, the FASB issued FASB Interpretation No. ("FIN No.") 46R, "Consolidation of Variable Interest Entities," which replaced FIN No. 46,
"Consolidation of Variable Interest Entities," issued in January 2003. FIN No. 46R was issued to clarify the required accounting for interests in variable interest entities. A variable interest entity is an entity that does not have sufficient equity investment at risk, or the holders of the equity instruments lack the essential characteristics of a controlling financial interest. A variable interest entity is to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities, or is entitled to receive a majority of the entity's residual returns, or both. As of March 31, 2004, the Company did not have any variable interests in a variable interest entity.

On  January  12,  2004,  the  FASB  released  FASB Staff Position No. SFAS 106-1
"Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Act"). The Company has elected to defer the accounting for the Act, as allowed under Staff Position No. 106-1, due to the uncertainties that exist related to the Act and its impact, if any, on the Company's post-retirement health benefits, and accordingly the measures of accumulated benefit obligation and net periodic benefit cost in the financial statements and accompanying notes do not reflect the effects, if any, of the Act on the Company's plan. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information.

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

CAUTIONARY  STATEMENT
Chesapeake has made statements in this report that are considered to be forward-looking statements. These statements are not matters of historical fact. Sometimes they contain words such as "believes," "expects," "intends," "plans," "will," or "may," and other similar words of a predictive nature. These statements relate to matters such as the potential sale of the water businesses, customer growth, changes in revenues or gross margins, capital expenditures, environmental remediation costs, regulatory approvals, market risks associated with the Company's propane wholesale marketing operation, competition, inflation and other matters. It is important to understand that these forward-looking statements are not guarantees, but are subject to certain risks and uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, among other things:

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


ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Market risk represents the potential loss arising from adverse changes in market rates and prices. Long-term debt is subject to potential losses based on the change in interest rates. The Company's long-term debt consists primarily of fixed rate senior notes, first mortgage bonds and convertible debentures, none of which was issued for trading purposes. The carrying value of long-term debt at March 31, 2004 was $71.9 million, with a fair value of $78.2 million, based mainly on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The Company is exposed to changes in interest rates due to the use of fixed rate long-term debt to finance the business. Management continually monitors fluctuations in interest rates and debt markets to assess the benefits of changing the mix of long and short-term debt or refinancing existing debt.

The Company's propane distribution business is exposed to market risk as a result of propane storage activities and entering into fixed price contracts for supply. The Company can store up to approximately 4 million gallons (including leased storage) of propane during the winter season to meet its customers' peak requirements and to serve metered customers. Decreases in the wholesale price of propane will cause the value of stored propane to decline. To mitigate the impact of price fluctuations, the Company has adopted a risk management policy that allows the propane distribution operation to enter into fair value hedges of its inventory. At March 31, 2004 the Company had hedging contracts outstanding for 1,680,000 gallons of propane.

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

The forward and futures contracts are entered into for trading and wholesale marketing purposes. The propane wholesale marketing business is subject to commodity price risk on its open positions to the extent that market prices for NGL deviate from fixed contract settlement prices. Market risk associated with the trading of futures and forward contracts are monitored daily for compliance with the Company's Risk Management Policy, which includes volumetric limits for open positions. To manage exposures to changing market prices, open positions are marked up or down to market prices and reviewed by oversight officials on a daily basis. Additionally, the Risk Management Committee reviews periodic reports on market and the credit risk of counter-parties, approves any exceptions to the Risk Management Policy (within limits established by the Board of Directors) and authorizes the use of any new types of contracts. Quantitative information on forward and futures contracts at March 31, 2004 is presented in the following table. All of the contracts mature within twelve months.

------------------------------------------------------------------------
                         QUANTITY       ESTIMATED      WEIGHTED AVERAGE
 AT MARCH 31, 2004      IN GALLONS    MARKET PRICES    CONTRACT PRICES
------------------------------------------------------------------------
 FORWARD CONTRACTS
 Sale. . . . . . . . .  9,488,514   $0.5938 - $0.6025       $0.5735
 Purchase. . . . . . .  8,001,714   $0.5938 - $0.6025       $0.5739

 FUTURES CONTRACTS
 Sale. . . . . . . . .    252,000   $0.5938 - $0.6025       $0.6271
 Purchase. . . . . . .    420,000   $0.5938 - $0.6025       $0.6030
------------------------------------------------------------------------

 Estimated market prices and weighted average contract prices are in dollars per gallon.

ITEM  4.     CONTROLS  AND  PROCEDURES

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES
The Chief Executive Officer and Chief Financial Officer of the Company, with the participation of other Company officials, have evaluated the Company's "disclosure controls and procedures" (as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2004. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

CHANGES  IN  INTERNAL  CONTROLS
During the quarter ended March 31, 2004, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          The Company is involved in certain legal actions and claims arising in the normal course of business. The Company is also involved in certain legal and administrative proceedings before various government agencies concerning rates. In the opinion of management, the ultimate disposition of these proceedings will not have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

          The table below sets forth information with respect to shares of common stock repurchased by the Company during the three months ended March 31, 2004.

                                                                        TOTAL NUMBER          MAXIMUM NUMBER
                                       TOTAL                             OF SHARES               OF SHARES
                                      NUMBER           AVERAGE      PURCHASED AS PART OF      THAT MAY YET BE
                                     OF SHARES       PRICE PAID      PUBLICLY ANNOUNCED     PURCHASED UNDER THE
PERIOD                               PURCHASED        PER SHARE     PLANS OR PROGRAMS (2)  PLANS OR PROGRAMS (2)
--------------------------------  ---------------  ---------------  ---------------------  ---------------------
  January 1, 2004
    through January 31, 2004 (1)              235  $       26.0328                      0                      0
  February 1, 2004
    through February 29, 2004. .                0  $        0.0000                      0                      0
  March 1, 2004
    through March 31, 2004 . . .                0  $        0.0000                      0                      0
----------------------------------------------------------------------------------------------------------------
Total. . . . . . . . . . . . . .              235  $       26.0328                      0                      0
----------------------------------------------------------------------------------------------------------------

(1)  Chesapeake  purchased  200  shares  of  stock  on  the  open  market  to  use  as  awards  for  Employee and  Manager  of  the  Year.  Additionally,  35  shares  were  purchased  on  the  open  market  and  were added  to  shares  held  in  a  Rabbi  Trust  to  adjust  the  balance  to  the  contractual  value.
(2)  Chesapeake  has  no  publicly  announced  plans  or  programs  to  repurchase  its  shares.


ITEM 3.   DEFAULTS  UPON  SENIOR  SECURITIES
None

ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
          None

ITEM 5.   OTHER  INFORMATION
          During the quarter, the Corporate Governance Committee adopted Personal characteristics and core competencies for directors. These characteristics and competencies are described in the Company's Notice of 2004 Annual Meeting and Proxy Statement.

ITEM 6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K
          (a) Exhibits:
               - Exhibit 31.1 - Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated May 10, 2004
               - Exhibit 31.2 - Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated May 10, 2004
               - Exhibit 32.1 - Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C.
                    Section 1350, dated May 10, 2004
               - Exhibit 32.2 - Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C.
                    Section 1350, dated May 10, 2004

          (b)  Reports on Form 8-K:
               -    Earnings press release dated May 3, 2004 (Items 7 and 12)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Chesapeake  Utilities  Corporation




/s/  Michael  P.  McMasters
---------------------------
Michael  P.  McMasters
Vice  President  and  Chief  Financial  Officer


Date:  May  10,  2004