Form 10-Q
period 2004-06-30
CHESAPEAKE UTILITIES CORP
filed 2004-08-09
CIK 19745

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         _______________________________
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended:  June 30, 2004
                                                  -------------

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

  Common Stock, par value $.4867 - 5,725,500 shares issued as of June 30. 2004.

                                TABLE OF CONTENTS

PART  I  -  FINANCIAL  INFORMATION. . . . . . . . . . . . . . . . . . . . . . 1

  Item  1.     Financial  Statements. . . . . . . . . . . . . . . . . . . . . 1

    Notes  to  Condensed  Consolidated  Financial  Statements . . . . . . . . 7
      1.   Quarterly  Financial  Data . . . . . . . . . . . . . . . . . . . . 7
      2.   Calculation  of  Earnings  Per  Share. . . . . . . . . . . . . . . 9
      3.   Commitments  and  Contingencies. . . . . . . . . . . . . . . . . . 9
             Environmental  Matters . . . . . . . . . . . . . . . . . . . . . 9
             Other  Commitments  and  Contingencies . . . . . . . . . . . . .11
      4.   Recent  Authoritative  Pronouncements
           on  Financial  Reporting  and  Accounting. . . . . . . . . . . . .11
      5.   Segment  Information . . . . . . . . . . . . . . . . . . . . . . .12
      6.   Discontinued  Operations . . . . . . . . . . . . . . . . . . . . .13
      7.   Employee  Benefit  Plans . . . . . . . . . . . . . . . . . . . . .14

  Item  2.     Management's  Discussion  and  Analysis  of  Financial
               Condition  and  Results  of  Operations. . . . . . . . . . . .14

      Business  Description . . . . . . . . . . . . . . . . . . . . . . . . .14

    Financial  Position, Liquidity  and  Capital  Resources . . . . . . . . .15
      Off-Balance Sheet Arrangements and Contractual Obligations. . . . . . .16

    Results  of  Operations  for  the  Quarter
    Ended  June  30,  2004  . . . . . . . . . . . . . . . . . . . . . . . . .17
      Consolidated  Overview. . . . . . . . . . . . . . . . . . . . . . . . .17
      Natural  Gas  Distribution  and  Transmission . . . . . . . . . . . . .18
      Propane. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18
      Advanced  Information  Services. . . . . . . . . . . . . . . . . . . . 19
      Other  Business  Operations  and  Eliminations . . . . . . . . . . . . 20
      Discontinued  Operations . . . . . . . . . . . . . . . . . . . . . . . 20
      Income  Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20
      Interest  Expense. . . . . . . . . . . . . . . . . . . . . . . . . . . 20

    Results  of  Operations  for  the  Six  Months
    Ended  June  30,  2004  . . . . . . . . . . . . . . . . . . . . . . . . .21
      Consolidated  Overview. . . . . . . . . . . . . . . . . . . . . . . . .21
      Natural  Gas  Distribution  and  Transmission . . . . . . . . . . . . .22
      Propane. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 23
      Advanced  Information  Services. . . . . . . . . . . . . . . . . . . . 23
      Other  Business  Operations  and  Eliminations . . . . . . . . . . . . 24
      Discontinued  Operations . . . . . . . . . . . . . . . . . . . . . . . 24
      Income  Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 24
      Interest  Expense. . . . . . . . . . . . . . . . . . . . . . . . . . . 24
      Environmental  Matters . . . . . . . . . . . . . . . . . . . . . . . . 24

    Other  Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 25
      Regulatory  Matters. . . . . . . . . . . . . . . . . . . . . . . . . . 25
      Competition. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 27
      Recent  Pronouncements . . . . . . . . . . . . . . . . . . . . . . . . 28
      Inflation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 28
      Cautionary  Statement. . . . . . . . . . . . . . . . . . . . . . . . . 29

  Item  3.     Quantitative and Qualitative Disclosures about Market Risk. . 29

  Item  4.     Controls  and  Procedures. . . . . . . . . . . . . . . . . . .30
      Evaluation  of  Disclosure  Controls  and  Procedures. . . . . . . . . 30
      Changes  in  Internal  Controls. . . . . . . . . . . . . . . . . . . . 30

PART  II  -  OTHER  INFORMATION. . . . . . . . . . . . . . . . . . . . . . . 31

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 33

EXHIBIT  31.1. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 34

EXHIBIT  31.2. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 35

EXHIBIT  32.1. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 36

EXHIBIT  32.2. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 37


                         PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

 CHESAPEAKE  UTILITIES  CORPORATION  AND  SUBSIDIARIES

 CONDENSED  CONSOLIDATED  STATEMENTS  OF  INCOME  (UNAUDITED)

-----------------------------------------------------------------------------------------
                                                                  2004           2003
 FOR THE THREE MONTHS ENDED JUNE 30,                                           RESTATED
-----------------------------------------------------------------------------------------
OPERATING REVENUES                                            $34,292,997    $30,784,922

OPERATING EXPENSES
   Cost of sales, excluding costs below. . . . . . . . . . .   20,234,037     16,893,451
   Operations. . . . . . . . . . . . . . . . . . . . . . . .    8,634,728      7,772,767
   Maintenance . . . . . . . . . . . . . . . . . . . . . . .      415,567        431,112
   Depreciation and amortization . . . . . . . . . . . . . .    1,811,171      1,791,128
   Other taxes . . . . . . . . . . . . . . . . . . . . . . .    1,034,700      1,034,947
-----------------------------------------------------------------------------------------
 Total operating expenses. . . . . . . . . . . . . . . . . .   32,130,203     27,923,405
-----------------------------------------------------------------------------------------
 OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . .    2,162,794      2,861,517

 OTHER INCOME NET OF OTHER EXPENSES. . . . . . . . . . . . .       74,217         34,257

 INTEREST CHARGES. . . . . . . . . . . . . . . . . . . . . .    1,328,231      1,429,005
-----------------------------------------------------------------------------------------
 INCOME BEFORE INCOME TAXES. . . . . . . . . . . . . . . . .      908,780      1,466,769

 INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . .      297,262        532,233
-----------------------------------------------------------------------------------------
 INCOME FROM CONTINUING OPERATIONS . . . . . . . . . . . . .      611,518        934,536

 NET INCOME (LOSS) FROM DISCONTINUED
   OPERATIONS, NET OF TAX
   Discontinued operations, net of tax
     of $11,234 and ($2,899), respectively . . . . . . . . .       19,148        (71,961)
   Gain on sale. . . . . . . . . . . . . . . . . . . . . . .            -         71,574
-----------------------------------------------------------------------------------------
 Total income (loss) from discontinued operations, net . . .       19,148           (387)
-----------------------------------------------------------------------------------------
NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . .  $   630,666   $    934,149
=========================================================================================

 EARNINGS PER SHARE OF COMMON STOCK:
   BASIC
     FROM CONTINUING OPERATIONS. . . . . . . . . . . . . . .  $      0.11   $       0.17
     FROM DISCONTINUED OPERATIONS. . . . . . . . . . . . . .         0.00           0.00
-----------------------------------------------------------------------------------------
   NET INCOME. . . . . . . . . . . . . . . . . . . . . . . .  $      0.11   $       0.17
=========================================================================================

   DILUTED
     FROM CONTINUING OPERATIONS. . . . . . . . . . . . . . .  $      0.11   $       0.17
     FROM DISCONTINUED OPERATIONS. . . . . . . . . . . . . .         0.00           0.00
-----------------------------------------------------------------------------------------
   NET INCOME. . . . . . . . . . . . . . . . . . . . . . . .  $      0.11   $       0.17
=========================================================================================

 CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK . . . . .  $     0.280   $      0.275
=========================================================================================

The accompanying notes are an integral part of these financial statements.

 CHESAPEAKE  UTILITIES  CORPORATION  AND  SUBSIDIARIES

 CONDENSED  CONSOLIDATED  STATEMENTS  OF  INCOME  (UNAUDITED)

-----------------------------------------------------------------------------------------
                                                                  2004           2003
 FOR THE SIX MONTHS ENDED JUNE 30,                                             RESTATED
-----------------------------------------------------------------------------------------
 OPERATING REVENUES. . . . . . . . . . . . . . . . . . . . .  $98,055,357   $ 93,744,437

 OPERATING EXPENSES
   Cost of sales, excluding costs below. . . . . . . . . . .   60,638,245     55,317,606
   Operations. . . . . . . . . . . . . . . . . . . . . . . .   17,795,187     16,632,945
   Maintenance . . . . . . . . . . . . . . . . . . . . . . .      796,137        850,272
   Depreciation and amortization . . . . . . . . . . . . . .    3,621,795      3,527,227
   Other taxes . . . . . . . . . . . . . . . . . . . . . . .    2,341,893      2,243,691
-----------------------------------------------------------------------------------------
 Total operating expenses. . . . . . . . . . . . . . . . . .   85,193,257     78,571,741
-----------------------------------------------------------------------------------------
 OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . .   12,862,100     15,172,696

 OTHER INCOME NET OF OTHER EXPENSES. . . . . . . . . . . . .      176,694         88,157

 INTEREST CHARGES. . . . . . . . . . . . . . . . . . . . . .    2,654,997      2,894,855
-----------------------------------------------------------------------------------------
 INCOME BEFORE INCOME TAXES. . . . . . . . . . . . . . . . .   10,383,797     12,365,998

 INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . .    3,998,745      4,794,359
-----------------------------------------------------------------------------------------
 INCOME FROM CONTINUING OPERATIONS . . . . . . . . . . . . .    6,385,052      7,571,639

 NET INCOME (LOSS) FROM DISCONTINUED
   OPERATIONS, NET OF TAX
   Discontinued operations, net of tax
     of ($7,257) and ($87,619), respectively . . . . . . . .      (15,187)      (234,289)
   Gain on sale. . . . . . . . . . . . . . . . . . . . . . .            -         71,574
-----------------------------------------------------------------------------------------
 Total loss from discontinued operations, net. . . . . . . .      (15,187)      (162,715)
-----------------------------------------------------------------------------------------
NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . .  $ 6,369,865   $  7,408,924
=========================================================================================

 EARNINGS PER SHARE OF COMMON STOCK:
   BASIC
     FROM CONTINUING OPERATIONS. . . . . . . . . . . . . . .  $      1.12   $       1.36
     FROM DISCONTINUED OPERATIONS. . . . . . . . . . . . . .         0.00          (0.03)
-----------------------------------------------------------------------------------------
   NET INCOME. . . . . . . . . . . . . . . . . . . . . . . .  $      1.12   $       1.33
=========================================================================================

   DILUTED
     FROM CONTINUING OPERATIONS. . . . . . . . . . . . . . .  $      1.10   $       1.33
     FROM DISCONTINUED OPERATIONS. . . . . . . . . . . . . .        (0.01)         (0.03)
-----------------------------------------------------------------------------------------
   NET INCOME. . . . . . . . . . . . . . . . . . . . . . . .  $      1.09   $       1.30
=========================================================================================

 CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK . . . . .  $     0.555   $      0.550
=========================================================================================

The accompanying notes are an integral part of these financial statements.

 CHESAPEAKE  UTILITIES  CORPORATION  AND  SUBSIDIARIES

 CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)

-----------------------------------------------------------------------------------------
                                                                  2004           2003
 FOR THE SIX MONTHS ENDED JUNE 30,                                             RESTATED
-----------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $ 6,369,865   $  7,408,924
  Adjustments to reconcile net income to net operating cash:
    Depreciation and amortization. . . . . . . . . . . . . .    3,621,795      3,980,473
    Depreciation and accretion included in other costs . . .    1,286,104      1,255,024
    Deferred income taxes, net . . . . . . . . . . . . . . .      822,082        957,212
    Mark-to-market adjustments . . . . . . . . . . . . . . .      140,089        604,430
    Employee benefits and compensation . . . . . . . . . . .      440,404        579,775
    Other. . . . . . . . . . . . . . . . . . . . . . . . . .      (14,620)        21,449
  Changes in assets and liabilities:
    Accounts receivable and accrued revenue. . . . . . . . .   10,773,033      8,125,498
    Inventory, materials, supplies and storage gas . . . . .     (648,888)     1,187,467
    Prepaid expenses and other current assets. . . . . . . .      221,095        427,248
    Other deferred charges . . . . . . . . . . . . . . . . .      303,234        346,101
    Accounts payable, net. . . . . . . . . . . . . . . . . .   (6,699,976)    (8,709,145)
    Refunds payable to customers . . . . . . . . . . . . . .      236,603       (165,282)
    Accrued income taxes . . . . . . . . . . . . . . . . . .    2,609,586      1,506,928
    Accrued interest . . . . . . . . . . . . . . . . . . . .    1,144,624      1,186,664
    Accrued compensation . . . . . . . . . . . . . . . . . .   (1,139,897)       299,966
    Over (under) recovered deferred purchased gas costs. . .      745,519     (2,808,638)
    Other current liabilities. . . . . . . . . . . . . . . .      456,922       (405,652)
    Other  liabilities . . . . . . . . . . . . . . . . . . .      (94,088)       201,446
-----------------------------------------------------------------------------------------
Net cash provided by operating activities. . . . . . . . . .   20,573,486     15,999,888
-----------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Property, plant and equipment expenditures, net. . . . . .   (6,582,168)    (4,607,407)
  Sale of discontinued operations. . . . . . . . . . . . . .       65,998        790,496
  Environmental recoveries, net of expenditures. . . . . . .      262,946        731,633
-----------------------------------------------------------------------------------------
Net cash used by investing activities. . . . . . . . . . . .   (6,253,224)    (3,085,278)
-----------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Common stock dividends . . . . . . . . . . . . . . . . . .   (3,125,798)    (3,055,339)
  Issuance of stock:
    Dividend Reinvestment Plan optional cash . . . . . . . .      102,483        166,486
    Dividends reinvested by stockholders . . . . . . . . . .      385,169        362,536
    Retirement Savings Plan. . . . . . . . . . . . . . . . .      588,794        574,632
    Conversion of debentures . . . . . . . . . . . . . . . .      205,663        113,834
  Purchase of treasury stock . . . . . . . . . . . . . . . .     (193,625)             -
  Net repayment under line of credit agreements. . . . . . .   (3,515,258)    (9,400,000)
  Repayment of long-term debt. . . . . . . . . . . . . . . .   (1,584,000)    (1,761,380)
-----------------------------------------------------------------------------------------
Net cash used by financing activities. . . . . . . . . . . .   (7,136,572)   (12,999,231)
-----------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . .    7,183,690        (84,621)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD. . . . . . . .    3,108,501      2,458,276
-----------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS END OF PERIOD. . . . . . . . . . .  $10,292,191   $  2,373,655
=========================================================================================

The accompanying notes are an integral part of these financial statements.

 CHESAPEAKE  UTILITIES  CORPORATION  AND  SUBSIDIARIES

 CONDENSED  CONSOLIDATED  BALANCE  SHEETS  (UNAUDITED)

-----------------------------------------------------------------------------------------
                                                               JUNE 30,      DECEMBER 31,
 ASSETS                                                          2004            2003
-----------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT
   Natural gas distribution and transmission. . . . . . . .  $189,999,737   $186,661,469
   Propane. . . . . . . . . . . . . . . . . . . . . . . . .    36,843,142     35,577,104
   Advanced information services. . . . . . . . . . . . . .     1,431,674      1,396,595
   Water services . . . . . . . . . . . . . . . . . . . . .       750,947        762,383
   Other plant. . . . . . . . . . . . . . . . . . . . . . .     8,840,050      8,796,305
-----------------------------------------------------------------------------------------
 Total property, plant and equipment. . . . . . . . . . . .   237,865,550    233,193,856
 Plus:  Construction work in progress . . . . . . . . . . .     2,224,284      1,724,721
 Less:  Accumulated depreciation and amortization . . . . .   (69,873,829)   (67,046,318)
-----------------------------------------------------------------------------------------
 Net property, plant and equipment. . . . . . . . . . . . .   170,216,005    167,872,259
-----------------------------------------------------------------------------------------

 INVESTMENTS. . . . . . . . . . . . . . . . . . . . . . . .       341,602        386,710
-----------------------------------------------------------------------------------------

 CURRENT ASSETS
   Cash and cash equivalents. . . . . . . . . . . . . . . .    10,292,191      3,108,501
   Accounts receivable (less allowance for uncollectibles
     of $698,078 and $659,047, respectively). . . . . . . .    18,577,898     26,191,845
   Accrued revenue. . . . . . . . . . . . . . . . . . . . .     1,272,668      4,497,752
   Materials and supplies, at average cost. . . . . . . . .       987,460        923,556
   Appliance and other inventory, at FIFO . . . . . . . . .       143,106        173,044
   Propane inventory, at average cost . . . . . . . . . . .     5,222,715      3,387,535
   Storage gas prepayments. . . . . . . . . . . . . . . . .     3,402,343      4,622,601
   Underrecovered purchased gas costs . . . . . . . . . . .             -        660,601
   Income taxes receivable. . . . . . . . . . . . . . . . .             -        489,841
   Deferred income taxes receivable . . . . . . . . . . . .        79,685              -
   Prepaid expenses . . . . . . . . . . . . . . . . . . . .     1,763,805      2,069,988
   Other current assets . . . . . . . . . . . . . . . . . .       713,957        768,958
-----------------------------------------------------------------------------------------
 Total current assets . . . . . . . . . . . . . . . . . . .    42,455,828     46,894,222
-----------------------------------------------------------------------------------------

 DEFERRED CHARGES AND OTHER ASSETS
   Environmental regulatory assets. . . . . . . . . . . . .       316,414        353,092
   Environmental expenditures . . . . . . . . . . . . . . .       101,142        364,088
   Goodwill, net. . . . . . . . . . . . . . . . . . . . . .       674,451        674,451
   Other intangible assets, net . . . . . . . . . . . . . .       297,597        305,213
   Long-term receivables. . . . . . . . . . . . . . . . . .     1,543,811      1,637,998
   Other regulatory assets. . . . . . . . . . . . . . . . .     1,408,683      1,693,401
   Other deferred charges . . . . . . . . . . . . . . . . .     1,011,032        983,230
-----------------------------------------------------------------------------------------
 Total deferred charges and other assets. . . . . . . . . .     5,353,130      6,011,473
-----------------------------------------------------------------------------------------



 TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . .  $218,366,565   $221,164,664
=========================================================================================

The accompanying notes are an integral part of these financial statements.

 CHESAPEAKE  UTILITIES  CORPORATION  AND  SUBSIDIARIES

 CONDENSED  CONSOLIDATED  BALANCE  SHEETS  (UNAUDITED)

-----------------------------------------------------------------------------------------
                                                               JUNE 30,      DECEMBER 31,
 CAPITALIZATION AND LIABILITIES                                  2004            2003
-----------------------------------------------------------------------------------------
 CAPITALIZATION
   Stockholders' equity
     Common Stock, par value $.4867 per share;
     (authorized 12,000,000 shares; issued and outstanding
      5,734,853 and 5,660,594 shares, respectively) . . . .  $  2,790,720   $  2,754,748
     Additional paid-in capital . . . . . . . . . . . . . .    35,856,549     34,176,361
     Retained earnings. . . . . . . . . . . . . . . . . . .    39,186,041     36,008,246
     Treasury stock . . . . . . . . . . . . . . . . . . . .      (193,625)             -
-----------------------------------------------------------------------------------------
   Total stockholders' equity . . . . . . . . . . . . . . .    77,639,685     72,939,355

   Long-term debt, net of current maturities. . . . . . . .    68,209,546     69,415,545
-----------------------------------------------------------------------------------------
   Total capitalization . . . . . . . . . . . . . . . . . .   145,849,231    142,354,900
-----------------------------------------------------------------------------------------

 CURRENT LIABILITIES
   Current portion of long-term debt. . . . . . . . . . . .     3,287,091      3,665,091
   Short-term borrowing . . . . . . . . . . . . . . . . . .             -      3,515,258
   Accounts payable . . . . . . . . . . . . . . . . . . . .    15,297,436     21,997,413
   Refunds payable to customers . . . . . . . . . . . . . .       443,185        206,582
   Customer deposits. . . . . . . . . . . . . . . . . . . .     1,969,981      2,008,379
   Income taxes payable . . . . . . . . . . . . . . . . . .     2,119,745              -
   Accrued interest . . . . . . . . . . . . . . . . . . . .     1,796,991        652,367
   Dividends payable. . . . . . . . . . . . . . . . . . . .     1,604,427      1,556,631
   Overrecovered purchased gas costs. . . . . . . . . . . .        84,918              -
   Deferred income taxes payable. . . . . . . . . . . . . .             -        119,814
   Accrued compensation . . . . . . . . . . . . . . . . . .     1,921,388      3,266,072
   Other accrued liabilities. . . . . . . . . . . . . . . .     2,152,843      1,657,523
-----------------------------------------------------------------------------------------
 Total current liabilities. . . . . . . . . . . . . . . . .    30,678,005     38,645,130
-----------------------------------------------------------------------------------------

 DEFERRED CREDITS AND OTHER LIABILITIES
   Deferred income taxes. . . . . . . . . . . . . . . . . .    20,612,576     19,590,995
   Deferred investment tax credits. . . . . . . . . . . . .       465,317        492,725
   Environmental liabilities. . . . . . . . . . . . . . . .       508,910        562,194
   Accrued pension costs. . . . . . . . . . . . . . . . . .     2,226,268      2,015,128
   Accrued asset removal cost . . . . . . . . . . . . . . .    14,198,070     13,536,209
   Other liabilities. . . . . . . . . . . . . . . . . . . .     3,828,188      3,967,383
-----------------------------------------------------------------------------------------
 Total deferred credits and other liabilities . . . . . . .    41,839,329     40,164,634
-----------------------------------------------------------------------------------------

 COMMITMENTS AND CONTINGENCIES (NOTE 3)



 TOTAL CAPITALIZATION AND LIABILITIES . . . . . . . . . . .  $218,366,565   $221,164,664
=========================================================================================

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

Chesapeake does not have any material components of comprehensive income that are required to be reported by Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income."

As reported on the Company's December 31, 2003 Annual Report on Form 10-K, the Company has restated its quarterly financial statements for prior periods in order to reflect the results of its Delaware and Maryland natural gas divisions on the "accrual" revenue recognition method rather than the "as billed" revenue recognition method. This change had an insignificant effect on the Company's annual results for 2003. Under the "as billed" method, revenues from customer sales are not recognized until the meter is read. Under the "accrual" method, at the end of each period, the amount of gas used is estimated and is recognized as revenue. The Company's Florida division has historically used the "accrual" method in accordance with Florida Public Service Commission requirements. Prior to December 31, 2003, the Delaware and Maryland divisions used the "as billed" method to recognize revenues consistent with the rate-setting processes in those states. In order to consistently apply the "accrual" method, the Company met separately with the staffs of the Delaware and Maryland Public Service Commissions to determine the regulatory impact of the change. Having determined that there is little to no regulatory impact, the Company has conformed the revenue recognition method used in its Delaware and Maryland divisions to the method used by its Florida division. In order to provide comparable information, the Company has restated its 2003 quarterly interim financial statements to reflect the "accrual" revenue recognition method. Dollars are shown in thousands, except per share amounts.

--------------------------------------------------------------------------------------------------------------------------------
                                           ----------  THREE MONTHS ENDED  ---------- -----------  SIX MONTHS ENDED  -----------
                                             JUNE 30,       IMPACT OF      JUNE 30,     JUNE 30,       IMPACT OF      JUNE 30,
                                               2003          REVENUE         2003         2003          REVENUE         2003
                                           AS PREVIOUSLY   RECOGNITION                AS PREVIOUSLY   RECOGNITION
                                            REPORTED (1)     CHANGE       AS RESTATED  REPORTED (1)     CHANGE       AS RESTATED
--------------------------------------------------------------------------------------------------------------------------------
SELECTED INCOME STATEMENT INFORMATION
  Operating Revenues . . . . . . . . . . .  $     32,237  $     (1,452)  $     30,785  $     96,160  $     (2,416)  $     93,744
  Operating Income . . . . . . . . . . . .         3,268          (406)         2,862        15,835          (662)        15,173
  Income from Continuing Operations. . . .         1,177          (242)           935         7,967          (395)         7,572
  Net Income . . . . . . . . . . . . . . .         1,176          (242)           934         7,804          (395)         7,409

EARNINGS PER SHARE OF COMMON STOCK
Basic
  From Continuing Operations . . . . . . .  $       0.21  $      (0.04)  $      0.17  $       1.43  $      (0.07)  $       1.36
  Net Income . . . . . . . . . . . . . . .  $       0.21  $      (0.04)  $      0.17  $       1.40  $      (0.07)  $       1.33

Diluted
  From Continuing Operations . . . . . . .  $       0.21  $      (0.04)  $       0.17  $       1.40  $      (0.07)  $       1.33
  Net Income . . . . . . . . . . . . . . .  $       0.21  $      (0.04)  $       0.17  $       1.37  $      (0.07)  $       1.30

--------------------------------------------------------------------------------------
                                             JUNE 30,       IMPACT OF      JUNE 30,
                                               2003          REVENUE         2003
                                           AS PREVIOUSLY   RECOGNITION
                                            REPORTED (1)     CHANGE       AS RESTATED
--------------------------------------------------------------------------------------
Assets
  Accounts receivable and accrued revenue.  $     18,337  $        881   $     19,218
  Unrecovered purchased gas costs. . . . .         4,023          (451)         3,572
  Deferred income taxes. . . . . . . . . .         1,465          (467)           998
  Other regulatory assets. . . . . . . . .         2,118             9          2,127

Liabilities
  Income taxes . . . . . . . . . . . . . .         1,285          (293)           992

Stockholders' Equity
  Retained earnings. . . . . . . . . . . .  $     36,967  $        265   $     37,232

(1) Operating Revenue, Operating Income and Income from Continuing Operations exclude the results of the operations discontinued in 2003 and include minor reclassifications to conform with the presentation of the 2004 results.

2.     CALCULATION  OF  EARNINGS  PER  SHARE

------------------------------------------------------------------------------------------------
                                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                                     2004        2003        2004        2003
 FOR THE PERIOD ENDED JUNE 30,                                 RESTATED                RESTATED
------------------------------------------------------------------------------------------------
CALCULATION OF BASIC EARNINGS PER SHARE FROM
CONTINUING OPERATIONS:
     Net income from continuing operations . . .  $  611,518  $  934,536  $6,385,052  $7,571,639
     Weighted average shares outstanding . . . .   5,728,158   5,599,525   5,708,294   5,580,620
------------------------------------------------------------------------------------------------
 BASIC EARNINGS PER SHARE FROM
   CONTINUING OPERATIONS . . . . . . . . . . . .  $     0.11  $     0.17  $     1.12  $     1.36
================================================================================================


 CALCULATION OF DILUTED EARNINGS PER SHARE FROM
   CONTINUING OPERATIONS:
  RECONCILIATION OF NUMERATOR:
     Net Income from continuing operations Basic  $  611,518  $  934,536  $6,385,052  $7,571,639
     Effect of 8.25% Convertible debentures *. .           -           -      70,421      80,457
------------------------------------------------------------------------------------------------
   Adjusted numerator Diluted. . . . . . . . . .  $  611,518  $  934,536  $6,455,473  $7,652,096
------------------------------------------------------------------------------------------------

  RECONCILIATION OF DENOMINATOR:
     Weighted shares outstanding Basic . . . . .   5,728,158   5,599,525   5,708,294   5,580,620
     Effect of dilutive securities *
       Stock options . . . . . . . . . . . . . .       2,369         852       3,414           -
       Warrants. . . . . . . . . . . . . . . . .       6,492       4,359       7,682       3,016
       8.25% Convertible debentures. . . . . . .           -           -     165,867     190,027
------------------------------------------------------------------------------------------------
   Adjusted denominator Diluted. . . . . . . . .   5,737,019   5,604,736   5,885,257   5,773,663
------------------------------------------------------------------------------------------------

 DILUTED EARNINGS PER SHARE FROM
   CONTINUING OPERATIONS . . . . . . . . . . . .  $     0.11  $     0.17  $     1.10  $     1.33
================================================================================================

* Amounts associated with securities resulting in an anti-dilutive effect on earnings per share are not included in this calculation.

3.     COMMITMENTS  AND  CONTINGENCIES

ENVIRONMENTAL  MATTERS
In 2003, Chesapeake completed its responsibilities related to one former gas manufacturing plant site and is currently participating in the investigation, assessment or remediation of two other former gas manufacturing plant sites. These sites are located in three different jurisdictions. The Company has accrued liabilities for these three sites referred to respectively as the Dover Gas Light, Salisbury Town Gas Light and the Winter Haven Coal Gas sites. The
Company is currently in discussions with the Maryland Department of the Environment ("MDE") regarding the possible responsibilities of the Company with respect to a fourth former gas manufacturing plant site in Cambridge, Maryland.

Dover  Gas  Light  Site
-----------------------
The Dover Gas Light site is a former manufactured gas plant site located in Dover, Delaware. On January 15, 2004, the Company received a Certificate of Completion of Work from the United States Environmental Protection Agency ("EPA") regarding this site. This concluded Chesapeake's remedial action obligation related to this site and relieves Chesapeake from liability for future remediation at the site, unless previously unknown conditions are discovered at the site, or information previously unknown to the EPA is received that indicates the remedial action that has been taken is not sufficiently protective. These contingencies are standard and are required by the United States in all liability settlements.

At June 30, 2004, the Company had accrued $10,000 for costs associated with the Dover Gas Light site and had recorded an associated regulatory asset for the same amount. Through June 30, 2004, the Company has incurred approximately $9.7 million in costs relating to environmental testing and remedial action studies at the site. Approximately $9.6 million has been recovered through June 2004 from other parties or through rates.

Salisbury  Town  Gas  Light  Site
---------------------------------
In cooperation with the MDE, the Company has completed an assessment of the Salisbury manufactured gas plant site, located in Salisbury, Maryland, which determined that there was localized ground-water contamination. During 1996, the Company completed construction and began Air Sparging and Soil-Vapor Extraction ("AS/SVE") remediation procedures. Chesapeake has been reporting the remediation and monitoring results to the MDE on an ongoing basis since 1996. In February 2002, the MDE granted permission to permanently decommission the AS/SVE system and to discontinue all on-site and off-site well monitoring, except for one well that is being maintained for continued product monitoring and recovery. In
November 2002, Chesapeake submitted a letter to the MDE requesting No Further Action ("NFA") determination. In December 2002, the MDE recommended that the Company submit work plans to MDE and place deed restrictions on the property as conditions prior to receiving an NFA. The Company has completed the MDE recommended work plans and has executed the deed restrictions. During the third quarter of 2003 the Company submitted a revised request for the NFA. The MDE has not yet responded to the request.

The Company has adjusted the liability with respect to the Salisbury Town Gas Light site to $7,000 at June 30, 2004. This amount is based on the estimated costs to perform limited product monitoring and recovery efforts and fulfill ongoing reporting requirements. A corresponding regulatory asset has been recorded, reflecting the Company's belief that costs incurred will be recoverable in base rates.

Through June 30, 2004, the Company has incurred approximately $2.9 million for remedial actions and environmental studies at the Salisbury Town Gas Light site. Of this amount, approximately $1.8 million has been recovered through insurance proceeds or in rates. The Company expects to recover the remaining costs through rates.

Winter  Haven  Coal  Gas  Site
------------------------------
The Winter Haven Coal Gas site is located in Winter Haven, Florida. Chesapeake has been working with the Florida Department of Environmental Protection ("FDEP") in assessing this coal gas site. In May 1996, the Company filed an Air Sparging and Soil Vapor Extraction Pilot Study Work Plan (the "Work Plan") for the Winter Haven site with the FDEP. The Work Plan described the Company's proposal to undertake an AS/SVE pilot study to evaluate the site. After discussions with the FDEP, the Company filed a modified AS/SVE Pilot Study Work Plan, the description of the scope of work to complete the site assessment activities and a report describing a limited sediment investigation performed in 1997. In December 1998, the FDEP approved the AS/SVE Pilot Study Work Plan, which the Company completed during the third quarter of 1999. In February 2001, the Company filed a Remedial Action Plan ("RAP") with the FDEP to address the contamination of the subsurface soil and ground-water in a portion of the site. The FDEP approved the RAP on May 4, 2001. Construction of the AS/SVE system was completed in the fourth quarter of 2002 and the system is now fully operational.

FDEP has indicated that the Company may be required to remediate sediments along the shoreline of Lake Shipp, immediately west of the Winter Haven site. Based on studies performed to date, the Company objects to FDEP's suggestion that the sediments have been contaminated and require remediation. Early estimates by the Company's environmental consultant indicate that some of the corrective measures discussed by FDEP may cost as much as $1 million. Given the Company's view as to the absence of ecological effects, the Company believes that cost expenditures of this magnitude are unwarranted and plans to vigorously oppose any requirements that it undertake corrective measures in the offshore sediments. Chesapeake anticipates that it will be several years before this issue is resolved. At this time, the Company has not recorded a liability for sediment remediation. The outcome of this matter cannot be predicted at this time.

The Company has accrued a liability of $492,000 as of June 30, 2004 for the Florida site. Through June 30, 2004, the Company has incurred approximately $1.3 million of environmental costs associated with the Florida site. At June 30, 2004 the Company had collected through rates $193,000 in excess of costs incurred. A regulatory asset of approximately $299,000, representing the uncollected portion of the estimated clean-up costs, has also been recorded. The Company expects to recover the remaining costs through rates.

Other
-----
The Company is in discussions with the MDE regarding the possible responsibilities of the Company for remediation of a fourth gas manufacturing plant site located in Cambridge, Maryland. The outcome of this matter cannot be determined at this time.

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

The Company has issued corporate guarantees to certain vendors of its propane wholesale marketing subsidiary. The corporate guarantees provide for the payment of propane purchases by the subsidiary, in the event of the subsidiary's default. The aggregate amount guaranteed at June 30, 2004 totaled $4.5 million, with the guarantees expiring on various dates through February 2005.

The Company has issued a letter of credit to its primary insurance company for $694,000, which expires June 1, 2005.

The Company is involved in certain legal actions and claims arising in the normal course of business. The Company is also involved in certain legal and administrative proceedings before various governmental agencies concerning rates. In the opinion of management, the ultimate disposition of these proceedings and claims will not have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

Certain assets and liabilities of the Company are accounted for in accordance with SFAS No. 71. SFAS No. 71 provides guidance for public utilities and other regulated operations where the rates (prices) charged to customers are subject to regulatory review and approval. Regulators sometimes include costs in allowable costs in a period other than the period in which the costs would be charged to expense by an unregulated enterprise. That procedure can create assets, reduce assets, or create liabilities for the regulated enterprise. For general-purpose financial reporting, an incurred cost for which a regulator permits recovery in a future period is accounted for like an incurred cost that is reimbursable under a cost-reimbursement-type contract. If the Company were required to terminate the application of SFAS No. 71 to its regulated operations, all such deferred amounts would be recognized in the income statement at that time. This would result in a charge to earnings, net of applicable income taxes, in an amount which could be material.

4.     RECENT AUTHORITATIVE PRONOUNCEMENTS ON FINANCIAL REPORTING AND ACCOUNTING

On  January  12,  2004,  the  FASB  released  FASB Staff Position No. SFAS 106-1
"Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Act"). On May 19, 2004, the FASB released FASB Staff Position No. SFAS 106-2 which superseded SFAS 106-1. SFAS No. 106-2 provides guidance on the accounting for the effects of the Act and requires certain disclosures regarding the effect of the federal subsidy provided by the Act. It is effective for the first interim or annual period beginning after June 15, 2004. Adoption of SFAS No. 106-2 is not expected to have a material impact on the Company's post-retirement benefit obligation.

The Emerging Issues Task Force ("EITF") of the FASB issued EITF No. 03-6 on February 9, 2004. It requires that earnings used to calculate earnings per share be allocated between common shareholders and other securities holders based on their respective rights to receive dividends. This requirement was effective for the second quarter of 2004. It had no impact on the Company's calculation of earnings per share.

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

------------------------------------------------------------------------------------------------------------
                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                                       2004           2003           2004          2003
FOR THE PERIOD ENDED JUNE 30,                                       RESTATED                     RESTATED
------------------------------------------------------------------------------------------------------------
OPERATING REVENUES, UNAFFILIATED CUSTOMERS
  Natural gas distribution and transmission . . .  $ 25,101,267   $ 22,064,115   $ 67,402,252  $ 61,545,956
  Propane . . . . . . . . . . . . . . . . . . . .     5,754,405      5,537,407     24,214,662    25,784,434
  Advanced information services . . . . . . . . .     3,437,325      3,185,153      6,438,443     6,418,571
  Other . . . . . . . . . . . . . . . . . . . . .             -         (1,753)             -        (4,524)
------------------------------------------------------------------------------------------------------------
Total operating revenues, unaffiliated customers.  $ 34,292,997   $ 30,784,922   $ 98,055,357  $ 93,744,437
============================================================================================================

INTERSEGMENT REVENUES (1)
  Natural gas distribution and transmission . . .  $     35,004   $     61,727   $     95,991  $    101,766
  Advanced information services . . . . . . . . .        13,570         30,190         22,587        68,024
  Other . . . . . . . . . . . . . . . . . . . . .       168,686        176,903        338,132       357,094
------------------------------------------------------------------------------------------------------------
Total intersegment revenues . . . . . . . . . . .  $    217,260   $    268,820   $    456,710  $    526,884
============================================================================================================

OPERATING INCOME
  Natural gas distribution and transmission . . .  $  2,696,914   $  2,993,220   $  9,914,667  $ 10,273,874
  Propane . . . . . . . . . . . . . . . . . . . .      (881,576)      (390,032)     2,440,082     4,495,450
  Advanced information services . . . . . . . . .       259,750        164,301        331,835       226,634
  Other . . . . . . . . . . . . . . . . . . . . .        87,706         94,028        175,516       176,738
------------------------------------------------------------------------------------------------------------
Total . . . . . . . . . . . . . . . . . . . . . .  $  2,162,794   $  2,861,517   $ 12,862,100  $ 15,172,696
============================================================================================================

(1) All significant intersegment revenues are billed at market rates and have been.

-------------------------------------------------------------------------------
                                                     JUNE 30,     DECEMBER 31,
                                                       2004           2003
-------------------------------------------------------------------------------
IDENTIFIABLE ASSETS
  Natural gas distribution and transmission . . .  $158,763,569   $169,865,930
  Propane . . . . . . . . . . . . . . . . . . . .    38,659,073     38,359,251
  Advanced information services . . . . . . . . .     2,912,282      2,912,733
  Other . . . . . . . . . . . . . . . . . . . . .    17,080,992      7,791,796
-------------------------------------------------------------------------------
Total identifiable assets . . . . . . . . . . . .  $217,415,916   $218,929,710
===============================================================================

The Company's operations are all domestic. The advanced information services segment has infrequent transactions with foreign companies, located primarily in Canada, that are denominated and paid in U.S. dollars. These transactions are immaterial to the consolidated revenues.

6.     DISCONTINUED  OPERATIONS

The following table presents the balance sheet accounts for discontinued operations.

 CHESAPEAKE  UTILITIES  CORPORATION  DISCONTINUED  OPERATIONS

 BALANCE  SHEETS  (UNAUDITED)

-----------------------------------------------------------------------------------------
                                                               JUNE 30,      DECEMBER 31,
 ASSETS                                                          2004            2003
-----------------------------------------------------------------------------------------
 PROPERTY, PLANT AND EQUIPMENT
   Property, plant and equipment. . . . . . . . . . . . . .  $    750,947   $    762,383
   Less:  Accumulated depreciation and amortization . . . .      (319,127)      (326,792)
-----------------------------------------------------------------------------------------
 Net property, plant and equipment. . . . . . . . . . . . .       431,820        435,591
-----------------------------------------------------------------------------------------

 CURRENT ASSETS
   Cash and cash equivalents. . . . . . . . . . . . . . . .        19,903      1,437,821
   Accounts receivable (less allowance for uncollectibles
     of $1,619 and $5,346, respectively). . . . . . . . . .       217,184        273,799
   Appliance and other inventory, at FIFO . . . . . . . . .        95,594         99,839
   Income taxes receivable. . . . . . . . . . . . . . . . .             -              -
   Deferred income taxes receivable . . . . . . . . . . . .        20,725         20,725
   Prepaid expenses . . . . . . . . . . . . . . . . . . . .        95,405        110,175
-----------------------------------------------------------------------------------------
 Total current assets . . . . . . . . . . . . . . . . . . .       448,811      1,942,359
-----------------------------------------------------------------------------------------

 DEFERRED CHARGES AND OTHER ASSETS
   Other intangible assets, net . . . . . . . . . . . . . .        70,018         70,018
   Deferred income taxes receivable . . . . . . . . . . . .       125,369        150,847
-----------------------------------------------------------------------------------------
 Total deferred charges and other assets. . . . . . . . . .       195,387        220,865
-----------------------------------------------------------------------------------------

 TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . .  $  1,076,018   $  2,598,815
=========================================================================================


 STOCKHOLDERS' EQUITY AND LIABILITIES
-------------------------------------------------------------------------------------
 STOCKHOLDERS' EQUITY
   Common Stock . . . . . . . . . . . . . . . . . . . . . .  $     51,010   $     51,010
   Additional paid-in capital . . . . . . . . . . . . . . .     3,914,783      3,914,783
   Retained deficits. . . . . . . . . . . . . . . . . . . .    (6,386,352)    (5,271,164)
-----------------------------------------------------------------------------------------
 Total stockholders' equity . . . . . . . . . . . . . . . .    (2,420,559)    (1,305,371)
-----------------------------------------------------------------------------------------

 CURRENT LIABILITIES
   Accounts payable . . . . . . . . . . . . . . . . . . . .        16,684         67,303
   Due to parent company. . . . . . . . . . . . . . . . . .     3,252,016      3,558,434
   Customer deposits. . . . . . . . . . . . . . . . . . . .         9,342         11,403
   Income taxes payable . . . . . . . . . . . . . . . . . .       159,556        192,290
   Other accrued liabilities. . . . . . . . . . . . . . . .        58,979         74,756
-----------------------------------------------------------------------------------------
 Total current liabilities. . . . . . . . . . . . . . . . .     3,496,577      3,904,186
-----------------------------------------------------------------------------------------

 TOTAL STOCKHOLDERS' EQUITY AND LIABILITIES . . . . . . . .  $  1,076,018   $  2,598,815
=========================================================================================

During 2003, the Company sold the assets of six of its seven water services businesses. The Company expects to dispose of the remaining operation, located in Stuart, Florida, during 2004. The assets are recorded at their estimated fair value. Results for all the water dealerships were reclassified to discontinued operations in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The results of the water companies' operations for all periods presented in the consolidated income statements have been reclassified to discontinued operations and shown net of tax.

7.     EMPLOYEE  BENEFIT  PLANS

Net periodic benefit costs for the defined benefit pension plan, the executive excess benefit plan and other post-retirement benefits are shown below:

------------------------------------------------------------------------------------------------
                                                                                      OTHER
                                         DEFINED BENEFIT     EXECUTIVE EXCESS    POST-RETIREMENT
                                           PENSION PLAN        BENEFIT PLAN        BENEFITS
FOR THE THREE MONTHS ENDED JUNE 30,      2004        2003      2004     2003     2004     2003
------------------------------------------------------------------------------------------------
Service Cost . . . . . . . . . . . .  $  84,690   $  81,341   $23,851  $26,970  $ 1,315  $ 1,284
Interest Cost. . . . . . . . . . . .    176,727     171,060    20,597   20,010   22,042   21,330
Expected return on plan assets . . .   (235,889)   (196,119)        -        -        -        -
Amortization of transition amount. .     (3,776)     (3,776)        -        -    6,965    6,965
Amortization of prior service cost .     (1,175)     (1,175)      697      697        -        -
Amortization of net (gain) loss. . .          -           -     4,479    4,670   (3,752)  16,568
------------------------------------------------------------------------------------------------
Net periodic benefit cost. . . . . .  $  20,577   $  51,331   $49,624  $52,347  $26,570  $46,147
================================================================================================

--------------------------------------------------------------------------------------------------
                                                                                        OTHER
                                         DEFINED BENEFIT       EXECUTIVE EXCESS    POST-RETIREMENT
                                           PENSION PLAN          BENEFIT PLAN         BENEFITS
FOR THE SIX MONTHS ENDED JUNE 30,        2004        2003       2004      2003      2004     2003
--------------------------------------------------------------------------------------------------
Service Cost . . . . . . . . . . . .  $ 169,379   $ 162,683   $ 52,438  $ 53,939  $ 2,677  $ 2,569
Interest Cost. . . . . . . . . . . .    353,454     342,120     41,502    40,020   43,442   42,660
Expected return on plan assets . . .   (471,778)   (392,238)         -         -        -        -
Amortization of transition amount. .     (7,552)     (7,552)         -         -   13,930   13,930
Amortization of prior service cost .     (2,350)     (2,350)     1,394     1,394        -        -
Amortization of net (gain) loss. . .          -           -      8,274     9,339   39,450   33,136
--------------------------------------------------------------------------------------------------
Net periodic benefit cost. . . . . .  $  41,153   $ 102,663   $103,608  $104,692  $99,499  $92,295
================================================================================================

As disclosed in the December 31, 2003 financial statements, no contributions are expected to be required in 2004 for the defined benefit pension plan. The executive excess benefit plan and other post-retirement benefit plans are unfunded. Cash benefits paid under the executive excess plan for the first six months of 2004 were $12,550. Benefits paid under other post-retirement benefits are primarily for medical claims and were $87,000 for the first six months of 2004.


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


FINANCIAL  POSITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's capital requirements reflect the capital-intensive nature of its business and are principally attributable to its construction program (described below) and the retirement of outstanding debt. The Company relies on cash generated by operations and short-term borrowing to meet normal working capital requirements and to finance, temporarily, capital expenditures. During the first six months of 2004, net cash provided by operating activities, net cash used by investing activities and net cash used by financing activities were approximately $20.6 million, $6.3 million and $7.1 million, respectively.

The Board of Directors has authorized the Company to borrow up to $35.0 million of short-term debt from various banks and trust companies. As of June 30, 2004, Chesapeake had five unsecured bank lines of credit with three financial institutions, totaling $65.0 million, for short-term cash needs to meet seasonal working capital requirements and to fund, temporarily, portions of its capital expenditures. Two of the bank lines, totaling $15.0 million, are committed. The remaining three lines are subject to the banks' availability of funds. In the first six months of 2004, cash provided by operations was adequate to fund capital expenditures and repay the $3.5 million of short-term debt that was outstanding at December 31, 2003. At June 30, 2004, the Company had outstanding an irrevocable letter of credit in the amount of $694,000 issued to one of the Company's insurance providers. The letter of credit reduced the available borrowing under the short-term lines.

During the six-month periods ended June 30, 2004 and 2003, capital expenditures were approximately $6.6 million and $4.6 million, respectively. Chesapeake has budgeted $20.8 million for capital expenditures during 2004. This amount includes $15.8 million for natural gas distribution and transmission, $4.1 million for propane distribution and marketing, $285,000 for advanced information services and $614,000 for other operations. The natural gas distribution and transmission expenditures are for expansion and improvement of facilities. The propane expenditures are to support customer growth and for the replacement of equipment. The advanced information services expenditures are for computer hardware, software and related equipment. The other operations budget includes general plant, computer software and hardware expenditures. Financing for the capital expenditure program for the balance of 2004 is expected to be provided from cash on hand, short-term borrowing and cash provided by operating activities. The capital expenditure program is subject to continual review and modification. Actual capital requirements may vary from the above estimates due to a number of factors including acquisition opportunities, changing economic conditions, customer growth in existing areas, regulation, availability of capital and new growth opportunities.

The Company has budgeted $170,000 for capital expenditures in 2004 related to environmental remediation projects, and expects to make additional expenditures in future years. Management does not expect any such expenditures or financing to have a material adverse effect on the financial position or capital resources of the Company (see Note 3 to the Condensed Consolidated Financial Statements).

As of June 30, 2004 common equity represented 53.2 percent of total capitalization, compared to 51.2 percent as of December 31, 2003. Combining short-term financing with total capitalization, the equity component would have been 52.1 percent and 48.8 percent for 2004 and 2003, respectively. The Company remains committed to maintaining a sound capital structure and strong credit ratings in order to provide the financial flexibility needed to access the capital markets when required. This commitment, along with adequate and timely rate relief for the Company's regulated operations, is intended to ensure that the Company will be able to attract capital from outside sources at a reasonable cost.

Interest expense for the first six months of 2004 decreased approximately $240,000, or 8 percent, versus the same period in 2003. Interest on long-term debt accounted for $176,000 of the decrease. The average long-term debt balance in the first six months of 2004 was $72.0 million with an average interest rate of 7.2 percent, compared to $76.0 million with an average interest rate of 7.2 percent in the first six months of 2003. Additionally, interest on short-term debt decreased $46,000 during the first half of 2004, compared to the first half of 2003. This decrease was the result of a decline in the average balance of short-term debt from $3.8 million in the first six months of 2003 to $298,000 for the first six months of 2004.

OFF-BALANCE  SHEET  ARRANGEMENTS  AND  CONTRACTUAL  OBLIGATIONS
As noted in the Company's 2003 Annual Report on Form 10-K, the only off-balance sheet arrangements are corporate guarantees to certain vendors of its propane wholesale marketing subsidiary and a letter of credit issued to its main insurance carrier. See Note 3 to the Condensed Consolidated Financial Statements for further information.

There have been no material changes in the contractual obligations presented in the Company's 2003 Annual Report on Form 10-K, except for commodity purchase obligations and forward contracts entered into in the ordinary course of the Company's business. Below is a summary of the commodity and forward contract obligations at June 30, 2004. None of the commodity or forward contracts extend beyond 2005.

-----------------------------------------------------------------
                                     PAYMENTS DUE BY PERIOD
                               ----------------------------------
CONTRACTUAL OBLIGATIONS:          2004        2005        TOTAL
-----------------------------------------------------------------
Commodities (1) . . . . . . .  $1,877,446  $  501,000  $2,378,446
Forward contracts propane (2)   5,363,707           -   5,363,707
-----------------------------------------------------------------
Total . . . . . . . . . . . .  $7,241,153  $  501,000  $7,742,153
=================================================================

(1) In addition to the obligations noted above, the natural gas distribution and propane distribution operations have agreements with commodity suppliers that have provisions which allow the Company to reduce or eliminate the quantities purchased. There are no monetary penalties for reducing the amounts purchased; however, the propane contracts allow the suppliers to reduce the amounts available in the winter season if the Company does not purchase specified amounts during the summer season. Under these contracts, the commodity prices will fluctuate with a market-based index.
(2) The Company has also entered into forward and future sale contracts of $8,041,169. See the "Quantitative and Qualitative Disclosures about Market Risk" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations portion of this report for further information.

RESULTS  OF  OPERATIONS  FOR  THE  QUARTER  ENDED  JUNE  30,  2004

CONSOLIDATED  OVERVIEW
The Company earned net income from continuing operations of $612,000 or $0.11 per share, for the second quarter of 2004, a decline of $323,000 compared to net income from continuing operations of $935,000, or $0.17 per share for the corresponding period in 2003. The decrease in earnings principally reflects a decline in margins and operating income for the Company's Delmarva natural gas and propane operations caused by warmer temperatures on the Delmarva Peninsula. Management estimates that the warmer weather reduced margins and operating income by $677,000 for the quarter. Gross margin increases related to residential customer growth for natural gas distribution and natural gas transmission's firm transportation services partially offset this decline. Operating expenses were also up as a result of customer growth.

See Note 1 to the Condensed Consolidated Financial Statements for a description of the restatement that was made in the fourth quarter of 2003. Additional information can also be found in the Company's report on Form 10-K for the year ended December 31, 2003.

------------------------------------------------------------------------------------
                                                2004          2003
 FOR THE THREE MONTHS ENDED JUNE 30, . . .                  RESTATED       CHANGE
------------------------------------------------------------------------------------
Operating Income
   Natural Gas Distribution & Transmission  $ 2,696,914   $ 2,993,220   $  (296,306)
   Propane . . . . . . . . . . . . . . . .     (881,576)     (390,032)     (491,544)
   Advanced Information Services . . . . .      259,750       164,301        95,449
   Other . . . . . . . . . . . . . . . . .       87,706        94,028        (6,322)
------------------------------------------------------------------------------------
 Operating Income. . . . . . . . . . . . .    2,162,794     2,861,517      (698,723)

 Other Income. . . . . . . . . . . . . . .       74,217        34,257        39,960
 Interest Charges. . . . . . . . . . . . .    1,328,231     1,429,005      (100,774)
 Income Taxes. . . . . . . . . . . . . . .      297,262       532,233      (234,971)
------------------------------------------------------------------------------------
 Net Income from Continuing Operations . .  $   611,518   $   934,536   $  (323,018)
====================================================================================

The following discussions of segment results include use of the term "gross margin." Gross margin is determined by deducting the cost of sales from operating revenue. Cost of sales includes the purchased gas cost for the natural gas and propane segments and the cost of labor spent on direct revenue-producing activities for advanced information services segment. Gross margin should not be considered an alternative to operating income or net income, which are determined in accordance with Generally Accepted Accounting Principles ("GAAP"). Chesapeake believes that gross margin, although a non-GAAP measure, is useful and meaningful to investors as a basis for making investment decisions. It provides investors with information that demonstrates the profitability achieved by the Company under its allowed rates for regulated operations and under its competitive pricing structure for non-regulated segments. Chesapeake's management uses gross margin in measuring certain performance goals and has historically analyzed and reported gross margin information in its public filings and presentations. Other companies may calculate gross margin in a different manner.

NATURAL  GAS  DISTRIBUTION  AND  TRANSMISSION
The natural gas distribution and transmission segment earned operating income of $2.7 million for the second quarter of 2004 compared to $3.0 million for the corresponding period last year, a decrease of $296,000.

------------------------------------------------------------------------------------
                                                2004          2003
 FOR THE THREE MONTHS ENDED JUNE 30, . . .                  RESTATED       CHANGE
------------------------------------------------------------------------------------
 Revenue . . . . . . . . . . . . . . . . .  $25,136,271   $22,125,842   $ 3,010,429
 Cost of gas . . . . . . . . . . . . . . .   15,111,043    12,365,393     2,745,650
------------------------------------------------------------------------------------
 Gross margin. . . . . . . . . . . . . . .   10,025,228     9,760,449       264,779

 Other Operating Expenses:
   Operations & maintenance. . . . . . . .    5,216,174     4,752,182       463,992
   Depreciation & amortization . . . . . .    1,359,816     1,315,830        43,986
   Other taxes . . . . . . . . . . . . . .      752,324       699,217        53,107
------------------------------------------------------------------------------------
 Other operating expenses. . . . . . . . .    7,328,314     6,767,229       561,085
------------------------------------------------------------------------------------
 Total Operating Income. . . . . . . . . .  $ 2,696,914   $ 2,993,220   $  (296,306)
====================================================================================

Gross margins for the Delaware and Maryland distribution divisions decreased $270,000 from 2003. This was caused primarily by a temperature decline of 31 percent (194 heating degree-days) for the second quarter of 2004 compared to the second quarter of 2003. Management estimates that warmer weather negatively impacted 2004 margins by $349,000. In the second quarter of 2004, temperatures were 14 percent warmer (68 heating degree-days) than the 10-year average. The Company estimates that, on an annual basis, for each heating degree-day variance from the 10-year average, the gross margin on gas sales changes by $1,800. The decline due to temperatures was partially offset by customer growth. Delaware and Maryland experienced an increase of 2,211 residential customers, or 7 percent, in the second quarter of 2004 compared to the second quarter of 2003. The increase was primarily the result of new housing construction. The Company estimates that each residential customer added contributes $372 annually to gross margin and requires an additional cost of $104 for operations and maintenance expenses. Gross margin for the Florida operations increased by $239,000, due to an increase of 6.8 percent in the number of residential customers and growth in the industrial gross margin. The natural gas transmission gross margin increased by $292,000 resulting from an increase in transportation services. Other operating expenses, primarily payroll, pension, insurance and customer service costs, were higher primarily as a result of customer growth. Depreciation was also higher, reflecting the continued investment in plant assets.

PROPANE
During the second quarter of 2004, the propane segment experienced a decrease of $492,000 in operating income compared to the second quarter of 2003, reflecting a gross margin decrease of $370,000 and an increase of $121,000 in operating expenses.

------------------------------------------------------------------------------------
 FOR THE THREE MONTHS ENDED JUNE 30, . . .      2004          2003         CHANGE
------------------------------------------------------------------------------------
 Revenue . . . . . . . . . . . . . . . . .  $ 5,754,405   $ 5,537,407   $   216,998
 Cost of sales . . . . . . . . . . . . . .    3,258,284     2,671,033       587,251
------------------------------------------------------------------------------------
 Gross margin. . . . . . . . . . . . . . .    2,496,121     2,866,374      (370,253)

 Other Operating Expenses:
   Operations & maintenance. . . . . . . .    2,854,614     2,694,718       159,896
   Depreciation & amortization . . . . . .      370,935       373,461        (2,526)
   Other taxes . . . . . . . . . . . . . .      152,148       188,227       (36,079)
------------------------------------------------------------------------------------
 Other operating expenses. . . . . . . . .    3,377,697     3,256,406       121,291
------------------------------------------------------------------------------------
 Total Operating Loss. . . . . . . . . . .  $  (881,576)  $  (390,032)  $  (491,544)
====================================================================================

The Delmarva distribution operations experienced a drop in gross margin of $393,000. Management estimates that warmer weather negatively impacted margins by $328,000. Temperatures in the second quarter of 2004 were 31 percent warmer than the second quarter of 2003 (194 heating degree-days) and 14 percent warmer than the 10-year average (68 heating degree-days). The Company estimates that on an annual basis, gross margin changes by $1,691 for each heating degree-day. The Florida propane distribution operations experienced an increase in operating losses of $26,000. An increase of $20,000 in gross margin was more than offset by an increase in other operating expenses, primarily sales and marketing.

The Company's propane wholesale marketing operation increased operating income $18,000 over the second quarter of 2003. Gross margins were essentially the same; however, other operating expenses were lower.

ADVANCED  INFORMATION  SERVICES
The advanced information services business contributed operating income of $260,000 for the second quarter of 2004, an increase of $95,000 or 58 percent over the second quarter of last year.

------------------------------------------------------------------------------------
 FOR THE THREE MONTHS ENDED JUNE 30, . . .      2004          2003         CHANGE
------------------------------------------------------------------------------------
 Revenue . . . . . . . . . . . . . . . . .  $ 3,450,895   $ 3,215,343   $   235,552
 Cost of sales . . . . . . . . . . . . . .    1,864,710     1,870,909        (6,199)
------------------------------------------------------------------------------------
 Gross margin. . . . . . . . . . . . . . .    1,586,185     1,344,434       241,751

 Other Operating Expenses:
   Operations & maintenance. . . . . . . .    1,176,368       997,277       179,091
   Depreciation & amortization . . . . . .       34,530        48,758       (14,228)
   Other taxes . . . . . . . . . . . . . .      115,537       134,098       (18,561)
------------------------------------------------------------------------------------
 Other operating expenses. . . . . . . . .    1,326,435     1,180,133       146,302
------------------------------------------------------------------------------------
 Total Operating Income. . . . . . . . . .  $   259,750   $   164,301   $    95,449
====================================================================================

The advanced information services segment has increased its revenue primarily due to increased software sales. The cost of sales did not rise in proportion because all development costs associated with internally-developed software products are expensed as incurred. Additionally, compensation arrangements with the Company's consultants have been revised to include lower base pay, but higher incentive compensation based on productive hours. Operations and maintenance costs increased primarily due to software development costs to enhance a software product and increased incentive compensation for administrative and management employees.

OTHER  BUSINESS  OPERATIONS  AND  ELIMINATIONS
Other operations and eliminating entries contributed operating income of $88,000 for the second quarter of 2004 compared to income of $94,000 for the second quarter of last year. Other operations consist primarily of subsidiaries that own real estate leased to other Company subsidiaries. Eliminations are entries required to eliminate activities between business segments from the consolidated results.

------------------------------------------------------------------------------------
 FOR THE THREE MONTHS ENDED JUNE 30, . . .      2004          2003         CHANGE
------------------------------------------------------------------------------------
 Revenue . . . . . . . . . . . . . . . . .  $   168,686   $   175,150   $    (6,464)
 Cost of sales . . . . . . . . . . . . . .            -             -             -
------------------------------------------------------------------------------------
 Gross margin. . . . . . . . . . . . . . .      168,686       175,150        (6,464)

 Other Operating Expenses:
   Operations & maintenance. . . . . . . .       20,399        12,902         7,497
   Depreciation & amortization . . . . . .       53,929        59,529        (5,600)
   Other taxes . . . . . . . . . . . . . .       14,691        13,405         1,286
------------------------------------------------------------------------------------
 Other operating expenses. . . . . . . . .       89,019        85,836         3,183
------------------------------------------------------------------------------------
 Operating Income - Other. . . . . . . . .       79,667        89,314        (9,647)
 Operating Income - Eliminations . . . . .        8,039         4,714         3,325
------------------------------------------------------------------------------------
 Total Operating Income. . . . . . . . . .  $    87,706   $    94,028   $    (6,322)
====================================================================================

DISCONTINUED  OPERATIONS
In 2003, Chesapeake decided to exit the water services business. Six of seven water dealerships were sold during 2003. The Company expects to dispose of the remaining operation during 2004. Accordingly, the assets are recorded at their fair value. The results of the water companies' operations for all periods presented in the consolidated income statements, have been reclassified to discontinued operations and shown net of tax. For the second quarter of 2004 they earned income of $19,000, compared to an immaterial loss in the second quarter of 2003.

INCOME  TAXES
The Company's income tax cost for the second quarter of 2004 was lower than 2003 due to lower income. The federal income tax rate was consistent from year to year.

INTEREST  EXPENSE
Interest for the second quarter of 2004 decreased approximately $101,000, or 7 percent, over the same period in 2003. The decrease resulted from the scheduled repayments of principal of long-term debt and lower short-term borrowing.

The average long-term debt balance in the second quarter of 2004 was $72.0 million with an average interest rate of 7.2 percent, compared to $76.0 million with an average interest rate of 7.3 percent in the second quarter of 2003. The Company did not borrow against its short-term credit facilities during the second quarter of 2004. In the second quarter of 2003 the average borrowing balance for short-term debt was $337,000.

RESULTS  OF  OPERATIONS  FOR  THE  SIX  MONTHS  ENDED  JUNE  30,  2004

CONSOLIDATED  OVERVIEW
The Company earned income from continuing operations of $6.4 million or $1.10 per share, for the first six months of 2004, a decline of $1.2 million compared to income from continuing operations of $7.6 million, or $1.33 per share for the corresponding period in 2003. The decrease in earnings principally reflects a decline in operating income caused by warmer temperatures on the Delmarva Peninsula. Management estimates that warmer weather negatively impacted margins by $1.1 million. The natural gas segment was able to partially offset the impact of warmer weather through customer growth.

See Note 1 to the Condensed Consolidated Financial Statements for a description of the restatement that was made in the fourth quarter of 2003. Additional information can also be found in the Company's report on Form 10-K for the year ended December 31, 2003.

------------------------------------------------------------------------------------
                                                2004          2003
 FOR THE SIX MONTHS ENDED JUNE 30, . . . .                  RESTATED       CHANGE
------------------------------------------------------------------------------------
 Operating Income
   Natural Gas Distribution & Transmission  $ 9,914,667   $10,273,874   $  (359,207)
   Propane . . . . . . . . . . . . . . . .    2,440,082     4,495,450    (2,055,368)
   Advanced Information Services . . . . .      331,835       226,634       105,201
   Other & eliminations. . . . . . . . . .      175,516       176,738        (1,222)
------------------------------------------------------------------------------------
 Operating Income. . . . . . . . . . . . .   12,862,100    15,172,696    (2,310,596)

 Other Income. . . . . . . . . . . . . . .      176,694        88,157        88,537
 Interest Charges. . . . . . . . . . . . .    2,654,997     2,894,855      (239,858)
 Income Taxes. . . . . . . . . . . . . . .    3,998,745     4,794,359      (795,614)
------------------------------------------------------------------------------------
 Net Income from Continuing Operations . .  $ 6,385,052   $ 7,571,639   $(1,186,587)
====================================================================================

The following discussions of segment results include use of the term "gross margin." Gross margin is determined by deducting the cost of sales from operating revenue. Cost of sales includes the purchased gas cost for the natural gas and propane segments and the cost of labor spent on direct revenue-producing activities for advanced information services segment. Gross margin should not be considered an alternative to operating income or net income, which are determined in accordance with Generally Accepted Accounting Principles ("GAAP"). Chesapeake believes that gross margin, although a non-GAAP measure, is useful and meaningful to investors as a basis for making investment decisions. It provides investors with information that demonstrates the profitability achieved by the Company under its allowed rates for regulated operations and under its competitive pricing structure for non-regulated segments. Chesapeake's management uses gross margin in measuring certain performance goals and has historically analyzed and reported gross margin information in its public filings and presentations. Other companies may calculate gross margin in a different manner.

NATURAL  GAS  DISTRIBUTION  AND  TRANSMISSION
The natural gas distribution and transmission segment earned operating income of $9.9 million for the first six months of 2004 compared to $10.3 million for the corresponding period last year, a decrease of $359,000.

------------------------------------------------------------------------------------
                                                2004          2003
 FOR THE SIX MONTHS ENDED JUNE 30, . . . .                  RESTATED       CHANGE
------------------------------------------------------------------------------------
 Revenue . . . . . . . . . . . . . . . . .  $67,498,243   $61,647,722   $ 5,850,521
 Cost of gas . . . . . . . . . . . . . . .   42,529,942    37,613,199     4,916,743
------------------------------------------------------------------------------------
 Gross margin. . . . . . . . . . . . . . .   24,968,301    24,034,523       933,778

 Other Operating Expenses:
   Operations & maintenance. . . . . . . .   10,739,027     9,689,101     1,049,926
   Depreciation & amortization . . . . . .    2,703,097     2,563,832       139,265
   Other taxes . . . . . . . . . . . . . .    1,611,510     1,507,716       103,794
------------------------------------------------------------------------------------
 Other operating expenses. . . . . . . . .   15,053,634    13,760,649     1,292,985
------------------------------------------------------------------------------------
 Total Operating Income. . . . . . . . . .  $ 9,914,667   $10,273,874   $  (359,207)
====================================================================================

Gross margin for the Delaware and Maryland distribution divisions was essentially even with 2003 due to an increase in customers that offset the negative impact of warmer temperatures. Delaware and Maryland experienced an increase of 2,144 residential customers, or 6.7 percent, in the first half of 2004 compared to 2003. The increase was primarily the result of new housing construction. The Company estimates that each residential customer added contributes $372 annually to gross margin and requires an additional cost of $104 for operations and maintenance expenses. This growth offset a temperature decline of 10 percent (307 heating degree-days) for the first six months of 2004 compared to the same period of 2003. Management estimates that warmer temperatures negatively impacted margins by $553,000. Temperatures were 4 percent colder (114 heating degree-days) than the 10-year average. The Company estimates that, on an annual basis, each heating degree-day changes gross margin on gas sales by $1,800.

Gross margin for the Florida distribution operations increased by $509,000, due to an increase of 6 percent in the number of residential customers and growth in the industrial gross margin. The natural gas transmission gross margin increased by $424,000. Firm transportation services increased $293,000 due to firm customers adding capacity. Additionally, interruptible transportation increased $130,000 over 2003.

The gross margin increases were offset by higher operating expenses primarily due to customer growth. Payroll, benefits and insurance costs were up. Depreciation was also higher, reflecting the continued investment in plant assets.

PROPANE
During the first six months of 2004, the propane segment experienced a decrease of $2.1 million in operating income compared to the first half of 2003, reflecting a gross margin decrease of $2.2 million that was partially offset by a $123,000 decrease in operating expenses.

------------------------------------------------------------------------------------
 FOR THE SIX MONTHS ENDED JUNE 30, . . . .      2004          2003         CHANGE
------------------------------------------------------------------------------------
 Revenue . . . . . . . . . . . . . . . . .  $24,214,662   $25,784,434   $(1,569,772)
 Cost of sales . . . . . . . . . . . . . .   14,564,816    13,956,129       608,687
------------------------------------------------------------------------------------
 Gross margin. . . . . . . . . . . . . . .    9,649,846    11,828,305    (2,178,459)

 Other Operating Expenses:
   Operations & maintenance. . . . . . . .    6,037,163     6,156,925      (119,762)
   Depreciation & amortization . . . . . .      753,962       758,365        (4,403)
   Other taxes . . . . . . . . . . . . . .      418,639       417,565         1,074
------------------------------------------------------------------------------------
 Other operating expenses. . . . . . . . .    7,209,764     7,332,855      (123,091)
------------------------------------------------------------------------------------
 Total Operating Income. . . . . . . . . .  $ 2,440,082   $ 4,495,450   $(2,055,368)
====================================================================================

The Delmarva distribution operations experienced a drop in gross margin of $1.1 million, caused primarily by warmer temperatures. Retail volumes sold decreased 837,000 gallons, or 6 percent for the first six months of 2004 compared to 2003. Management estimates that the negative impact of weather on gross margin was $519,000. Temperatures in the first six months of 2004 were 10 percent warmer than the first six months of 2003 (307 heating degree-days) but 4 percent colder than the 10-year average (114 heating degree-days). The Company estimates that on an annual basis, each heating degree-day generates gross margin of $1,691. Additionally, there was a reduction caused by the closing of a poultry processing plant and by an outbreak of avian influenza on the Delmarva Peninsula. The Florida propane distribution operations experienced a decrease in gross margin of $162,000. The decrease was due primarily to a one-time service project that contributed $192,000 to the 2003 gross margin.

The Company's propane wholesale marketing operation experienced a decrease in gross margin of $921,000 and a decrease of $284,000 in operating expenses, leading to a reduction of $637,000 in operating income. Results for the second quarter were consistent for 2004 and 2003; however, lower wholesale price volatility reduced trading opportunities during the first quarter of 2004 compared to 2003.

ADVANCED  INFORMATION  SERVICES
The advanced information services business contributed operating income of $332,000 for the first six months of 2004 compared to $227,000 for the first six months of last year, an increase of $105,000.

------------------------------------------------------------------------------------
 FOR THE SIX MONTHS ENDED JUNE 30, . . . .      2004          2003         CHANGE
------------------------------------------------------------------------------------
 Revenue . . . . . . . . . . . . . . . . .  $ 6,461,030   $ 6,486,595   $   (25,565)
 Cost of sales . . . . . . . . . . . . . .    3,543,487     3,762,162      (218,675)
------------------------------------------------------------------------------------
 Gross margin. . . . . . . . . . . . . . .    2,917,543     2,724,433       193,110

 Other Operating Expenses:
   Operations & maintenance. . . . . . . .    2,230,196     2,108,123       122,073
   Depreciation & amortization . . . . . .       73,675        98,871       (25,196)
   Other taxes . . . . . . . . . . . . . .      281,837       290,805        (8,968)
------------------------------------------------------------------------------------
 Other operating expenses. . . . . . . . .    2,585,708     2,497,799        87,909
------------------------------------------------------------------------------------
 Total Operating Income. . . . . . . . . .  $   331,835   $   226,634   $   105,201
====================================================================================

During the first half of 2004 revenues for the advanced information services operations remained consistent with 2003; however, a reduction in the cost of sales resulted in increased gross margins. The reduced cost of sales reflects a staff reduction that reduced non-billable hours and a change in compensation arrangements with the Company's consultants that reduced base pay and increased incentive compensation that is based on billable hours worked. Operations expenses increased as a result of increases in incentive compensation and development work to enhance a software product.

OTHER  BUSINESS  OPERATIONS  AND  ELIMINATIONS
Other operations and eliminating entries contributed operating income of $176,000 for the first six months of 2004 compared to income of $177,000 for the first six months of last year. Other operations consist primarily of subsidiaries that own real estate leased to other Company subsidiaries. Eliminations are entries required to eliminate activities between business segments from the consolidated results.

------------------------------------------------------------------------------------
 FOR THE SIX MONTHS ENDED JUNE 30, . . . .      2004          2003         CHANGE
------------------------------------------------------------------------------------
 Revenue . . . . . . . . . . . . . . . . .  $   338,132   $   352,570   $   (14,438)
 Cost of sales . . . . . . . . . . . . . .            -             -             -
------------------------------------------------------------------------------------
 Gross margin. . . . . . . . . . . . . . .      338,132       352,570       (14,438)

 Other Operating Expenses:
   Operations & maintenance. . . . . . . .       41,648        40,332         1,316
   Depreciation & amortization . . . . . .      107,139       119,059       (11,920)
   Other taxes . . . . . . . . . . . . . .       29,907        27,605         2,302
------------------------------------------------------------------------------------
 Other operating expenses. . . . . . . . .      178,694       186,996        (8,302)
------------------------------------------------------------------------------------
 Operating Income - Other. . . . . . . . .      159,438       165,574        (6,136)
 Operating Income - Eliminations . . . . .       16,078        11,164         4,914
------------------------------------------------------------------------------------
 Total Operating Income. . . . . . . . . .  $   175,516   $   176,738   $    (1,222)
====================================================================================

DISCONTINUED  OPERATIONS
In 2003, Chesapeake decided to exit the water services business. Six of seven water dealerships were sold during 2003. The Company expects to dispose of the remaining operation during 2004. Accordingly, the assets are recorded at their fair value. The results of the water companies' operations for all periods presented in the consolidated income statements, have been reclassified to discontinued operations and shown net of tax. For the first six months of 2004 they experienced an operating loss of $15,000, compared to a loss of $163,000 for the same period in 2003.

INCOME  TAXES
The Company's income tax cost for the six months ended June 30, 2004 was lower than 2003 due to lower income. The federal income tax rate was consistent from year to year.

INTEREST  EXPENSE
Interest for the first half of 2004 decreased approximately $240,000, or 8 percent, over the same period in 2003. The decrease resulted from the scheduled repayments of principal of long-term debt and lower short-term borrowing.

The average long-term debt balance for the first six months of 2004 was $72.0 million with an average interest rate of 7.2 percent, compared to $76.0 million with an average interest rate of 7.2 percent for the same period in 2003. The average short-term borrowing for the first half of 2004 was $298,000 compared to $3.8 million for 2003.

ENVIRONMENTAL  MATTERS
As more fully described in Note 3 to the Condensed Consolidated Financial Statements, Chesapeake has completed its responsibilities related to one former gas manufacturing plant site and is currently participating in the investigation, assessment or remediation of two other former gas manufacturing plant sites. The Company continues to work with federal and state environmental agencies to assess the environmental impact and explore options for corrective action at these sites. The Company believes that future costs associated with these sites will be recoverable in rates or through sharing arrangements with, or contributions by, other responsible parties. The Company is in discussions with the Maryland Department of the Environment regarding a fourth former gas manufacturing plant site located in Cambridge, Maryland. The outcome of this matter cannot be determined at this time.

OTHER  MATTERS

REGULATORY  MATTERS
The Delaware, Maryland and Florida Public Service Commissions regulate the Company's natural gas distribution operations, while its natural gas transmission operation is regulated by the Federal Energy Regulatory Commission ("FERC").

On April 1, 2003, Eastern Shore filed an application before the FERC requesting authorization for the following: (1) Phase I - upgrade of Parkesburg Metering & Regulating Station; (2) Phase II - construct and operate 2.7 miles of 16-inch mainline looping in Pennsylvania; and (3) Phase III - construct and operate 3.0 miles of 16-inch mainline looping and a pressure control station in Delaware. The purpose of this construction is to enable Eastern Shore to provide additional daily firm transportation capacity of 15,100 dekatherms on Eastern Shore's system phased in over a three-year period commencing November 1, 2003. Phase I of this expansion was completed and placed into service on November 1, 2003. Bids for Phase II construction were received and a contract awarded. Construction for Phase II started in July 2004 with a projected completion and in-service date of November 2004.

During October 2002, Eastern Shore filed an application with the FERC for recovery of gas supply realignment costs associated with the implementation of FERC Order No. 636. The costs totaled $196,000 (including interest). The FERC has declined to review Eastern Shore's filing until it had first settled a related matter with another transmission company. The other transmission company submitted a filing on December 5, 2003. Eastern Shore will resubmit its transition cost recovery filing immediately upon learning of the FERC's approval.

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

The  proposed  tariff revisions permit Eastern Shore to incorporate its Deferred
Gas Required for Operations amounts into the calculation of its annual Fuel Retention Percentage ("FRP") Adjustment and to implement a surcharge, effective July 1 of each year, to recover cash-out amounts. Deferred Gas Required for Operations is the difference between Eastern Shore's calculated fuel retention using its approved FRP and its actual fuel requirements resulting from actual operations in a given month. Such differences, either positive or negative, are determined each month during the determination period and become a component of Eastern Shore's prospective FRP. This calculation is effectively a "true-up" to the fuel retained by Eastern Shore so it recovers no more and no less than its actual fuel requirements. Fuel Retention Percentage Adjustment is the annual establishment of Eastern Shore's new FRP to be effective July 1 of each year. The percentage adjustment is simply the difference between the current FRP in effect and the new FRP as proposed to be in effect. The FERC accepted Eastern Shore's revised tariff sheets on January 15, 2004, subject to certain revisions to clarify the tariff sheets. On January 30, 2004, Eastern Shore submitted the revised tariff sheets.

Eastern Shore, on February 9, 2004, filed with the FERC a Plan and Schedule for Standards of Conduct Compliance as directed by the FERC's Order No. 2004, issued on November 25, 2003. Such Standards of Conduct govern the relationship between transmissions providers such as Eastern Shore and their energy affiliates.

Order No. 2004 revises and conforms the current gas and electric standards by broadening the definition of an energy affiliate covered by such standards of conduct and applies them uniformly to natural gas pipeline and electric transmission providers. Further, the standards will assure that transmission providers cannot extend their market power over transmission to other energy markets by giving their energy affiliates unduly preferential treatment. The standards also help ensure transmission providers offer service to all customers on a non-discriminatory basis. The deadline for compliance with the Standards of Conduct is September 1, 2004. Numerous requests for clarifications and a rehearing have been submitted to FERC by other parties. At this time, there has been no change in the September 1, 2004 compliance deadline, Eastern Shore continues to monitor this closely and will react appropriately to any future rulings of the FERC.

Eastern Shore is also following the FERC's recent rulemaking pertaining to creditworthiness standards for interstate natural gas pipelines. Eastern Shore will evaluate its current tariff creditworthiness provisions and make any necessary revisions to conform to the FERC's rules relating to such standards.

On May 27, 2004 the FERC accepted Eastern Shore's annual Interruptible Transportation ("IT") Revenue Sharing report. Eastern Shore refunded $119,595 to its customers in compliance with the IT revenue sharing provision detailed in the Stipulation and Agreement in Docket No. RP02-34-000 currently in effect.

On May 28, 2004 the FERC accepted Eastern Shore's annual GRO filing authorizing a new FRP to be made effective July 1, 2004. The new FRP is based on Eastern Shore's actual GRO quantities attributable to system-wide operations for the twelve-month period ending April 30, 2004 plus the balance of $548,203 accumulated  in  its  Deferred  GRO  Account  at  March  31,  2004.

On June 22, 2004 the FERC accepted Eastern Shore's annual Cash Out filing authorizing a new Cash Out surcharge 0f $0.0033 per dekatherm to be made effective July 1, 2004. The new Cash Out surcharge is designed to recover the under-recovered balance of $59,304 accumulated in its Cash Out account at March 31, 2004.

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

On May 3, 2004, the Florida division filed its Conservation Program Cost Recovery True-up for the calendar year 2003 with the Florida PSC. The Florida PSC will audit the program's revenues and expenditures and issue a report on its findings during the third quarter of 2004.

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

RECENT  PRONOUNCEMENTS
On January 12, 2004, the Financial Accounting Standards Board ("FASB") released FASB Staff Position No. Statement of Financial Accounting Standards ("SFAS") 106-1 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("the Act"). On May 19, 2004, the FASB released FASB Staff Position No. SFAS 106-2 which superseded SFAS 106-1. SFAS No. 106-2 provides guidance on the accounting for the effects of the Act and requires certain disclosures regarding the effect of the federal subsidy provided by the Act. It is effective for the first interim or annual period beginning after June 15, 2004. Adoption of SFAS No. 106-2 is not expected to have a material impact on the Company's post-retirement benefit obligation.

The Emerging Issues Task Force ("EITF") of the FASB issued EITF No. 03-6 on February 9, 2004. It requires that earnings used to calculate earnings per share be allocated between common shareholders and other securities holders based on their respective rights to receive dividends. This requirement was effective for the second quarter of 2004. It had no impact on the Company's calculation of earnings per share.

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


ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Market risk represents the potential loss arising from adverse changes in market rates and prices. Long-term debt is subject to potential losses based on the change in interest rates. The Company's long-term debt consists primarily of fixed rate senior notes, first mortgage bonds and convertible debentures, none of which was issued for trading purposes. The carrying value of long-term debt at June 30, 2004 was $71.5 million, with a fair value of $76.8 million, based mainly on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The Company is exposed to changes in interest rates due to the use of fixed rate long-term debt to finance the business. Management continually monitors fluctuations in interest rates and debt markets to assess the benefits of changing the mix of long and short-term debt or refinancing existing debt.

The Company's propane distribution business is exposed to market risk as a result of propane storage activities and entering into fixed price contracts for supply. The Company can store up to approximately 4 million gallons (including leased storage) of propane during the winter season to meet its customers' peak requirements and to serve metered customers. Decreases in the wholesale price of propane will cause the value of stored propane to decline. To mitigate the impact of price fluctuations, the Company has adopted a risk management policy that allows the propane distribution operation to enter into fair value hedges of its inventory. However, at June 30, 2004 the Company did not have any hedging contracts outstanding.

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

The forward and futures contracts are entered into for trading and wholesale marketing purposes. The propane wholesale marketing business is subject to commodity price risk on its open positions to the extent that market prices for NGL deviate from fixed contract settlement prices. Market risk associated with the trading of futures and forward contracts are monitored daily for compliance with the Company's Risk Management Policy, which includes volumetric limits for open positions. To manage exposures to changing market prices, open positions are marked up or down to market prices and reviewed by oversight officials on a daily basis. Additionally, the Risk Management Committee reviews periodic reports on market and the credit risk of counter-parties, approves any exceptions to the Risk Management Policy (within limits established by the Board of Directors) and authorizes the use of any new types of contracts. Quantitative information on forward and futures contracts at June 30, 2004 is presented in the following table. All of the contracts mature within twelve months.

------------------------------------------------------------------------
                         QUANTITY       ESTIMATED      WEIGHTED AVERAGE
 AT JUNE 30, 2004       IN GALLONS    MARKET PRICES    CONTRACT PRICES
------------------------------------------------------------------------
 FORWARD CONTRACTS
 Sale. . . . . . . . . 11,592,000   $0.6750 - $0.6925       $0.6592
 Purchase. . . . . . .  7,938,000   $0.6750 - $0.6925       $0.6757

 FUTURES CONTRACTS
 Sale. . . . . . . . .    588,000   $0.6750 - $0.6925       $0.6798
------------------------------------------------------------------------

 Estimated market prices and weighted average contract prices are in dollars per gallon.


ITEM  4.     CONTROLS  AND  PROCEDURES

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES
The Chief Executive Officer and Chief Financial Officer of the Company, with the participation of other Company officials, have evaluated the Company's "disclosure controls and procedures" (as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2004. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

CHANGES  IN  INTERNAL  CONTROL  OVER  FINANCIAL  REPORTING
During the quarter ended June 30, 2004, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS
          The Company is involved in certain legal actions and claims arising in the normal course of business. The Company is also involved in certain legal and administrative proceedings before various government agencies concerning rates. In the opinion of management, the ultimate disposition of these proceedings and claims will not have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

          The table below sets forth information with respect to shares of common stock repurchased by the Company during the three months ended June 30, 2004.

----------------------------------------------------------------------------------------------------------------
                                                                        TOTAL NUMBER          MAXIMUM NUMBER
                                       TOTAL                             OF SHARES               OF SHARES
                                      NUMBER           AVERAGE      PURCHASED AS PART OF      THAT MAY YET BE
                                     OF SHARES       PRICE PAID      PUBLICLY ANNOUNCED     PURCHASED UNDER THE
PERIOD                               PURCHASED        PER SHARE     PLANS OR PROGRAMS (2)  PLANS OR PROGRAMS (2)
----------------------------------------------------------------------------------------------------------------
  April 1, 2004
    through April 30, 2004 (1) .            5,882  $       25.4861                      0                      0
  May 1, 2004
    through May 31, 2004 (3) . .                0  $        0.0000                      0                      0
  June 1, 2004
    through June 30, 2004. . . .                0  $        0.0000                      0                      0
----------------------------------------------------------------------------------------------------------------
Total. . . . . . . . . . . . . .            5,882  $       25.4861                      0                      0
================================================================================================================

(1) Chesapeake purchased 5,850 shares of stock on the open market to use for the Board of Directors' Stock Compensation Plan. The stock was distributed in May, 2004. Additionally, 32 shares were purchased on the open market and were added to shares held in a Rabbi Trust to adjust the balance to the contractual value.
(2) Chesapeake has no publicly announced plans or programs to repurchase its shares.
(3) The Company maintains a Rabbi Trust ("the Trust") that holds Chesapeake Utilities Corporation common stock, pursuant to a deferred compensation plan. The stock in the Trust is recorded as treasury stock. There is an offsetting liability that is also recorded in the equity section of the balance sheet. In prior periods, these accounts netted to a zero balance. In May 2004, there was a distribution of shares from the Trust. As allowed by the deferred compensation plan, the recipient elected to have the Company withhold shares in an amount equivalent to the participant's share of payroll taxes. The Company remitted cash in payment of the participant's payroll taxes and continues to hold 9,353 shares in the Rabbi Trust, that are not currently offset by a deferred compensation liability. The Company has the option of canceling these shares or using them to satisfy future deferred compensation commitments.


ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES
          None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
          (a) The matters described in Item 4(c) below were submitted to a vote of stockholders at the Annual Meeting of Stockholders on May 6, 2004 in connection with which, proxies were solicited in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.
          (b)  Not applicable.
          (c) Proposals as submitted in the proxy statement were voted on as follows:
               i. The election of Class II Directors for three-year terms ending in 2007, and until their successors are elected and qualified.

-----------------------------------------------------------
                                                 SHARES NOT
NAME               VOTES FOR     VOTES WITHHELD    VOTED
-----------------------------------------------------------

Ralph J. Adkins     5,098,137       101,222       508,733
Richard Bernstein   5,108,720        90,639       508,733
J. Peter Martin     5,069,637       129,722       508,733
-----------------------------------------------------------

ITEM  5.  OTHER  INFORMATION
          None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
          (a)  Exhibits:
               - Exhibit 31.1 - Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated August 9, 2004
               - Exhibit 31.2 - Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated August 9, 2004
               - Exhibit 32.1 - Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C.
                    Section 1350, dated August 9, 2004
               - Exhibit 32.2 - Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C.
                    Section 1350, dated August 9, 2004
          (b)  Reports  on  Form  8-K:
               May 4, 2004 furnishing the Company's earnings press release for the quarter ended March 31, 2004 (Items 7 and 12).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Chesapeake  Utilities  Corporation




/s/  Michael  P.  McMasters
---------------------------
Michael  P.  McMasters
Vice  President  and  Chief  Financial  Officer


Date:  August  9,  2004