Form 10-Q
period 2004-09-30
CHESAPEAKE UTILITIES CORP
filed 2004-11-09
CIK 19745

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         _______________________________
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:  September 30, 2004
                                                ------------------

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

Common  Stock,  par  value  $.4867 - 5,711,725 shares issued as of September 30.
2004.

                                TABLE OF CONTENTS

PART  I  -  FINANCIAL  INFORMATION. . . . . . . . . . . . . . . . . . . . . . 1

  Item  1.     Financial  Statements. . . . . . . . . . . . . . . . . . . . . 1

    Notes  to  Condensed  Consolidated  Financial  Statements . . . . . . . . 7
      1.   Quarterly  Financial  Data . . . . . . . . . . . . . . . . . . . . 7
      2.   Calculation  of  Earnings  Per  Share. . . . . . . . . . . . . . . 9
      3.   Commitments  and  Contingencies. . . . . . . . . . . . . . . . . . 9
             Environmental  Matters . . . . . . . . . . . . . . . . . . . . . 9
             Other  Commitments  and  Contingencies . . . . . . . . . . . . .11
      4.   Recent  Authoritative  Pronouncements
           on  Financial  Reporting  and  Accounting. . . . . . . . . . . . .12
      5.   Segment  Information . . . . . . . . . . . . . . . . . . . . . . .13
      6.   Discontinued  Operations . . . . . . . . . . . . . . . . . . . . .14
      7.   Employee  Benefit  Plans . . . . . . . . . . . . . . . . . . . . .15

  Item  2.     Management's  Discussion  and  Analysis  of  Financial
               Condition  and  Results  of  Operations. . . . . . . . . . . .16

      Business  Description . . . . . . . . . . . . . . . . . . . . . . . . .16

    Financial  Position, Liquidity  and  Capital  Resources . . . . . . . . .16
      Off-Balance Sheet Arrangements and Contractual Obligations. . . . . . .18

    Results  of  Operations  for  the  Quarter
    Ended  September  30,  2004 . . . . . . . . . . . . . . . . . . . . . . .19
      Consolidated  Overview. . . . . . . . . . . . . . . . . . . . . . . . .19
      Natural  Gas  Distribution  and  Transmission . . . . . . . . . . . . .20
      Propane. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20
      Advanced  Information  Services. . . . . . . . . . . . . . . . . . . . 21
      Other  Business  Operations  and  Eliminations . . . . . . . . . . . . 21
      Discontinued  Operations . . . . . . . . . . . . . . . . . . . . . . . 22
      Income  Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22
      Interest  Expense. . . . . . . . . . . . . . . . . . . . . . . . . . . 22

    Results  of  Operations  for  the  Nine  Months
    Ended  September  30,  2004 . . . . . . . . . . . . . . . . . . . . . . .23
      Consolidated  Overview. . . . . . . . . . . . . . . . . . . . . . . . .23
      Natural  Gas  Distribution  and  Transmission . . . . . . . . . . . . .24
      Propane. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 25
      Advanced  Information  Services. . . . . . . . . . . . . . . . . . . . 25
      Other  Business  Operations  and  Eliminations . . . . . . . . . . . . 26
      Discontinued  Operations . . . . . . . . . . . . . . . . . . . . . . . 26
      Income  Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 26
      Interest  Expense. . . . . . . . . . . . . . . . . . . . . . . . . . . 26
      Environmental  Matters . . . . . . . . . . . . . . . . . . . . . . . . 26

    Other  Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 27
      Regulatory  Matters. . . . . . . . . . . . . . . . . . . . . . . . . . 27
      Competition. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 28
      Recent  Pronouncements . . . . . . . . . . . . . . . . . . . . . . . . 29
      Inflation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 30
      Cautionary  Statement. . . . . . . . . . . . . . . . . . . . . . . . . 30

  Item  3.     Quantitative and Qualitative Disclosures about Market Risk. . 30

  Item  4.     Controls  and  Procedures. . . . . . . . . . . . . . . . . . .31
      Evaluation  of  Disclosure  Controls  and  Procedures. . . . . . . . . 31
      Changes  in  Internal  Control  Over  Financial  Reporting . . . . . . 31

PART  II  -  OTHER  INFORMATION. . . . . . . . . . . . . . . . . . . . . . . 32

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

                         PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

 CHESAPEAKE  UTILITIES  CORPORATION  AND  SUBSIDIARIES

 CONDENSED  CONSOLIDATED  STATEMENTS  OF  INCOME  (UNAUDITED)

- --------------------------------------------------------------------------------
                                                        2004           2003
FOR THE THREE MONTHS ENDED SEPTEMBER 30,                             RESTATED
- --------------------------------------------------------------------------------
 OPERATING REVENUES. . . . . . . . . . . . . . . .  $ 26,613,333   $ 23,448,989

 OPERATING EXPENSES
 Cost of sales, excluding costs below. . . . . . .    14,792,677     12,433,234
 Operations. . . . . . . . . . . . . . . . . . . .     8,214,240      7,716,075
 Maintenance . . . . . . . . . . . . . . . . . . .       459,917        440,319
 Depreciation and amortization . . . . . . . . . .     1,842,485      1,767,211
 Other taxes . . . . . . . . . . . . . . . . . . .     1,021,276        939,515
- --------------------------------------------------------------------------------
 Total operating expenses. . . . . . . . . . . . .    26,330,595     23,296,354
- --------------------------------------------------------------------------------
 OPERATING INCOME. . . . . . . . . . . . . . . . .       282,738        152,635

 OTHER INCOME NET OF OTHER EXPENSES. . . . . . . .        38,357        (24,869)

 INTEREST CHARGES. . . . . . . . . . . . . . . . .     1,325,397      1,419,887
- --------------------------------------------------------------------------------
 LOSS BEFORE INCOME TAXES. . . . . . . . . . . . .    (1,004,302)    (1,292,121)

 INCOME TAX BENEFIT. . . . . . . . . . . . . . . .      (420,131)      (582,328)
- --------------------------------------------------------------------------------
 LOSS FROM CONTINUING OPERATIONS . . . . . . . . .      (584,171)      (709,793)

 NET LOSS FROM DISCONTINUED OPERATIONS
   NET OF TAX OF $39,795 AND
   $80,823, RESPECTIVELY . . . . . . . . . . . . .       (72,041)      (150,131)
- --------------------------------------------------------------------------------
NET LOSS . . . . . . . . . . . . . . . . . . . . .  $   (656,212)  $   (859,924)
================================================================================

 LOSS PER SHARE OF COMMON STOCK:
 BASIC
   FROM CONTINUING OPERATIONS. . . . . . . . . . .  $      (0.10)  $      (0.13)
   FROM DISCONTINUED OPERATIONS. . . . . . . . . .         (0.01)         (0.02)
- --------------------------------------------------------------------------------
 NET LOSS. . . . . . . . . . . . . . . . . . . . .  $      (0.11)  $      (0.15)
================================================================================

 DILUTED
   FROM CONTINUING OPERATIONS. . . . . . . . . . .  $      (0.10)  $      (0.13)
   FROM DISCONTINUED OPERATIONS. . . . . . . . . .         (0.01)         (0.02)
- --------------------------------------------------------------------------------
 NET LOSS. . . . . . . . . . . . . . . . . . . . .  $      (0.11)  $      (0.15)
================================================================================

 CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK  $      0.280   $      0.275
================================================================================

The accompanying notes are an integral part of these financial statements.

 CHESAPEAKE  UTILITIES  CORPORATION  AND  SUBSIDIARIES

 CONDENSED  CONSOLIDATED  STATEMENTS  OF  INCOME  (UNAUDITED)

- --------------------------------------------------------------------------------
                                                        2004           2003
FOR THE NINE MONTHS ENDED SEPTEMBER 30,                              RESTATED
- --------------------------------------------------------------------------------
 OPERATING REVENUES. . . . . . . . . . . . . . . .  $124,668,665   $117,193,427

 OPERATING EXPENSES
 Cost of sales, excluding costs below. . . . . . .    75,430,921     67,750,838
 Operations. . . . . . . . . . . . . . . . . . . .    26,009,404     24,349,024
 Maintenance . . . . . . . . . . . . . . . . . . .     1,256,054      1,290,591
 Depreciation and amortization . . . . . . . . . .     5,464,279      5,294,439
 Other taxes . . . . . . . . . . . . . . . . . . .     3,363,168      3,183,205
- --------------------------------------------------------------------------------
 Total operating expenses. . . . . . . . . . . . .   111,523,826    101,868,097
- --------------------------------------------------------------------------------
 OPERATING INCOME. . . . . . . . . . . . . . . . .    13,144,839     15,325,330

 OTHER INCOME NET OF OTHER EXPENSES. . . . . . . .       215,051         63,289

 INTEREST CHARGES. . . . . . . . . . . . . . . . .     3,980,395      4,314,742
- --------------------------------------------------------------------------------
 INCOME BEFORE INCOME TAXES. . . . . . . . . . . .     9,379,495     11,073,877

 INCOME TAXES. . . . . . . . . . . . . . . . . . .     3,578,614      4,212,031
- --------------------------------------------------------------------------------
 INCOME FROM CONTINUING OPERATIONS . . . . . . . .     5,800,881      6,861,846

 NET LOSS FROM DISCONTINUED OPERATIONS
   NET OF TAX OF $47,052 AND
   $168,442, RESPECTIVELY . . . . . . . . . . . .        (87,228)      (312,846)
- --------------------------------------------------------------------------------
 NET INCOME. . . . . . . . . . . . . . . . . . . .  $  5,713,653   $  6,549,000
================================================================================

 EARNINGS PER SHARE OF COMMON STOCK:
 BASIC
   FROM CONTINUING OPERATIONS. . . . . . . . . . .  $       1.01   $       1.23
   FROM DISCONTINUED OPERATIONS. . . . . . . . . .         (0.01)         (0.06)
- --------------------------------------------------------------------------------
 NET INCOME. . . . . . . . . . . . . . . . . . . .  $       1.00   $       1.17
================================================================================

 DILUTED
   FROM CONTINUING OPERATIONS. . . . . . . . . . .  $       1.00   $       1.21
   FROM DISCONTINUED OPERATIONS. . . . . . . . . .         (0.01)         (0.06)
- --------------------------------------------------------------------------------
 NET INCOME. . . . . . . . . . . . . . . . . . . .  $       0.99   $       1.15
================================================================================

 CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK  $      0.835   $      0.825
================================================================================

The accompanying notes are an integral part of these financial statements.

 CHESAPEAKE  UTILITIES  CORPORATION  AND  SUBSIDIARIES

 CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)

- ------------------------------------------------------------------------------------------
                                                                   2004           2003
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004                                    RESTATED
- ------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $  5,713,653   $  6,549,000
  Adjustments to reconcile net income to net operating cash:
    Depreciation and amortization. . . . . . . . . . . . . .     5,464,279      5,294,439
    Depreciation and accretion included in other costs . . .     1,941,301      2,511,274
    Deferred income taxes, net . . . . . . . . . . . . . . .     2,617,520      2,991,995
    Mark-to-market adjustments . . . . . . . . . . . . . . .      (235,341)       604,652
    Employee benefits and compensation . . . . . . . . . . .       351,637        756,051
    Other. . . . . . . . . . . . . . . . . . . . . . . . . .       (13,072)       143,751
  Changes in assets and liabilities:
    Accounts receivable and accrued revenue. . . . . . . . .     3,003,200      7,901,412
    Inventory, materials, supplies and storage gas . . . . .    (5,283,627)    (2,720,339)
    Prepaid expenses and other current assets. . . . . . . .    (1,206,314)       377,458
    Other deferred charges . . . . . . . . . . . . . . . . .       700,596        662,799
    Accounts payable, net. . . . . . . . . . . . . . . . . .     2,370,018     (7,262,452)
    Refunds payable to customers . . . . . . . . . . . . . .       245,305       (213,473)
    Accrued income taxes . . . . . . . . . . . . . . . . . .       316,834     (2,564,919)
    Accrued interest . . . . . . . . . . . . . . . . . . . .     1,001,174      1,021,253
    Accrued compensation . . . . . . . . . . . . . . . . . .      (922,332)       564,269
    Over (under) recovered deferred purchased gas costs. . .      (547,345)    (1,264,072)
    Other current liabilities. . . . . . . . . . . . . . . .     2,281,799       (340,367)
    Other  liabilities . . . . . . . . . . . . . . . . . . .       (73,960)       444,596
- ------------------------------------------------------------------------------------------
Net cash provided by operating activities. . . . . . . . . .    17,725,325     15,457,327
- ------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Property, plant and equipment expenditures, net. . . . . .   (12,067,921)    (7,690,164)
  Sale of discontinued operations. . . . . . . . . . . . . .        65,998        886,920
  Environmental recoveries, net of expenditures. . . . . . .       309,506      1,986,312
- ------------------------------------------------------------------------------------------
Net cash used by investing activities. . . . . . . . . . . .   (11,692,417)    (4,816,932)
- ------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Common stock dividends . . . . . . . . . . . . . . . . . .    (4,730,235)    (4,597,554)
  Issuance of stock:
    Dividend Reinvestment Plan optional cash . . . . . . . .       136,727        248,533
    Dividends reinvested by stockholders . . . . . . . . . .       619,873        552,409
    Retirement Savings Plan. . . . . . . . . . . . . . . . .       815,970        691,378
    Conversion of debentures . . . . . . . . . . . . . . . .       262,543        238,642
  Purchase of treasury stock . . . . . . . . . . . . . . . .      (193,625)        13,031
  Net repayment under line of credit agreements. . . . . . .    (3,515,258)    (7,000,000)
  Repayment of long-term debt. . . . . . . . . . . . . . . .    (1,641,000)    (1,896,975)
- ------------------------------------------------------------------------------------------
Net cash used by financing activities. . . . . . . . . . . .    (8,245,005)   (11,750,536)
- ------------------------------------------------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . .    (2,212,097)    (1,110,141)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD. . . . . . . .     3,108,501      2,458,276
- ------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS END OF PERIOD. . . . . . . . . . .  $    896,404   $  1,348,135
==========================================================================================

The accompanying notes are an integral part of these financial statements.

 CHESAPEAKE  UTILITIES  CORPORATION  AND  SUBSIDIARIES

 CONDENSED  CONSOLIDATED  BALANCE  SHEETS  (UNAUDITED)


- -----------------------------------------------------------------------------------------
                                                           SEPTEMBER 30,    DECEMBER 31,
 ASSETS                                                        2004             2003
- -----------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT
   Natural gas distribution and transmission . . . . . .  $  192,163,601   $ 186,661,469
   Propane . . . . . . . . . . . . . . . . . . . . . . .      37,067,539      35,577,104
   Advanced information services . . . . . . . . . . . .       1,443,183       1,396,595
   Water services. . . . . . . . . . . . . . . . . . . .         774,825         762,383
   Other plant . . . . . . . . . . . . . . . . . . . . .       8,955,365       8,796,305
- -----------------------------------------------------------------------------------------
   Total property, plant and equipment . . . . . . . . .     240,404,513     233,193,856
   Plus:  Construction work in progress. . . . . . . . .       4,886,019       1,724,721
   Less:  Accumulated depreciation and amortization. . .     (71,662,393)    (67,046,318)
- -----------------------------------------------------------------------------------------
   Net property, plant and equipment . . . . . . . . . .     173,628,139     167,872,259
- -----------------------------------------------------------------------------------------

 INVESTMENTS . . . . . . . . . . . . . . . . . . . . . .         355,564         386,710
- -----------------------------------------------------------------------------------------

 CURRENT ASSETS
   Cash and cash equivalents . . . . . . . . . . . . . .         896,404       3,108,501
   Accounts receivable (less allowance for uncollectibles
      of $743,643 and $659,047, respectively). . . . . .      25,636,244      26,191,845
   Accrued revenue . . . . . . . . . . . . . . . . . . .       1,984,155       4,497,752
   Materials and supplies, at average cost . . . . . . .       1,111,231         923,556
   Appliance and other inventory, at FIFO. . . . . . . .         107,692         173,044
   Propane inventory, at average cost. . . . . . . . . .       6,621,315       3,387,535
   Storage gas prepayments . . . . . . . . . . . . . . .       6,550,125       4,622,601
   Underrecovered purchased gas costs. . . . . . . . . .       1,252,678         660,601
   Income taxes receivable . . . . . . . . . . . . . . .         486,868         489,841
   Prepaid expenses. . . . . . . . . . . . . . . . . . .       3,551,629       2,069,988
   Other current assets. . . . . . . . . . . . . . . . .         728,971         768,958
- -----------------------------------------------------------------------------------------
 Total current assets. . . . . . . . . . . . . . . . . .      48,927,312      46,894,222
- -----------------------------------------------------------------------------------------

 DEFERRED CHARGES AND OTHER ASSETS
   Environmental regulatory assets . . . . . . . . . . .         297,001         353,092
   Environmental expenditures. . . . . . . . . . . . . .          54,581         364,088
   Goodwill. . . . . . . . . . . . . . . . . . . . . . .         674,451         674,451
   Other intangible assets, net. . . . . . . . . . . . .         248,218         305,213
   Long-term receivables . . . . . . . . . . . . . . . .       1,258,771       1,637,998
   Other regulatory assets . . . . . . . . . . . . . . .       1,303,835       1,693,401
   Other deferred charges. . . . . . . . . . . . . . . .         976,914         983,230
- -----------------------------------------------------------------------------------------
 Total deferred charges and other assets . . . . . . . .       4,813,771       6,011,473
- -----------------------------------------------------------------------------------------



 TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . .  $  227,724,786   $ 221,164,664
=========================================================================================

The accompanying notes are an integral part of these financial statements.

 CHESAPEAKE  UTILITIES  CORPORATION  AND  SUBSIDIARIES

 CONDENSED  CONSOLIDATED  BALANCE  SHEETS  (UNAUDITED)


- -----------------------------------------------------------------------------------------
                                                           SEPTEMBER 30,    DECEMBER 31,
 CAPITALIZATION AND LIABILITIES                                2004             2003
- -----------------------------------------------------------------------------------------

 CAPITALIZATION
   Stockholders' equity
     Common Stock, par value $.4867 per share (1). . . .  $    2,803,013   $   2,754,748
     Additional paid-in capital. . . . . . . . . . . . .      36,402,351      34,176,361
     Retained earnings . . . . . . . . . . . . . . . . .      36,917,229      36,008,246
     Accumulated other comprehensive income. . . . . . .        (488,853)              -
     Deferred compensation obligation. . . . . . . . . .         802,391         913,689
     Treasury stock. . . . . . . . . . . . . . . . . . .        (996,016)       (913,689)
- -----------------------------------------------------------------------------------------
   Total stockholders' equity. . . . . . . . . . . . . .      75,440,115      72,939,355

   Long-term debt, net of current maturities . . . . . .      68,152,546      69,415,545
- -----------------------------------------------------------------------------------------
 Total capitalization. . . . . . . . . . . . . . . . . .     143,592,661     142,354,900
- -----------------------------------------------------------------------------------------

 CURRENT LIABILITIES
   Current portion of long-term debt . . . . . . . . . .       3,287,091       3,665,091
   Short-term borrowing. . . . . . . . . . . . . . . . .               -       3,515,258
   Accounts payable. . . . . . . . . . . . . . . . . . .      24,367,430      21,997,413
   Refunds payable to customers. . . . . . . . . . . . .         451,887         206,582
   Customer deposits . . . . . . . . . . . . . . . . . .       2,024,984       2,008,379
   Accrued interest. . . . . . . . . . . . . . . . . . .       1,653,541         652,367
   Dividends payable . . . . . . . . . . . . . . . . . .       1,612,590       1,556,631
   Overrecovered purchased gas costs . . . . . . . . . .          44,732               -
   Deferred income taxes payable . . . . . . . . . . . .          92,865         119,814
   Accrued compensation. . . . . . . . . . . . . . . . .       2,277,255       3,266,072
   Other accrued liabilities . . . . . . . . . . . . . .       3,922,716       1,657,523
- -----------------------------------------------------------------------------------------
 Total current liabilities . . . . . . . . . . . . . . .      39,735,091      38,645,130
- -----------------------------------------------------------------------------------------

 DEFERRED CREDITS AND OTHER LIABILITIES
   Deferred income taxes . . . . . . . . . . . . . . . .      22,235,464      19,590,995
   Deferred investment tax credits . . . . . . . . . . .         451,613         492,725
   Environmental liabilities . . . . . . . . . . . . . .         478,106         562,194
   Accrued pension costs . . . . . . . . . . . . . . . .       2,796,821       2,015,128
   Accrued asset removal cost. . . . . . . . . . . . . .      14,572,753      13,536,209
   Other liabilities . . . . . . . . . . . . . . . . . .       3,862,277       3,967,383
- -----------------------------------------------------------------------------------------
 Total deferred credits and other liabilities. . . . . .      44,397,034      40,164,634
- -----------------------------------------------------------------------------------------

 COMMITMENTS AND CONTINGENCIES (NOTE 3)



 TOTAL CAPITALIZATION AND LIABILITIES. . . . . . . . . .  $  227,724,786   $ 221,164,664
=========================================================================================


(1) At September 30, 2004 there were 12 million shares authorized; 5,759,405 issued and 5,711,725 outstanding. At December 31, 2003 there were 12 million shares authorized; 5,660,594 issued and 5,612,935 outstanding.


The accompanying notes are an integral part of these financial statements.

 CHESAPEAKE  UTILITIES  CORPORATION  AND  SUBSIDIARIES

 CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  EQUITY  (UNAUDITED)


- -------------------------------------------------------------------------------------------------
                                                                  FOR THE NINE     FOR THE TWELVE
                                                                  MONTHS ENDED      MONTHS ENDED
                                                                  SEPTEMBER 30,     DECEMBER 31,
                                                                      2004              2003
- -------------------------------------------------------------------------------------------------
COMMON STOCK
  Balance beginning of period . . . . . . . . . . . . . . . . .  $    2,754,748   $    2,694,935
    Dividend Reinvestment Plan. . . . . . . . . . . . . . . . .          14,918           24,888
    Retirement Savings Plan . . . . . . . . . . . . . . . . . .          16,208           21,047
    Conversion of debentures. . . . . . . . . . . . . . . . . .           7,516            9,144
    Performance shares and options exercised. . . . . . . . . .           9,623            4,734
- -------------------------------------------------------------------------------------------------
  Balance end of period . . . . . . . . . . . . . . . . . . . .       2,803,013        2,754,748
- -------------------------------------------------------------------------------------------------

 ADDITIONAL PAID-IN CAPITAL
  Balance beginning of period . . . . . . . . . . . . . . . . .      34,176,361       31,756,983
    Dividend Reinvestment Plan. . . . . . . . . . . . . . . . .         741,682        1,066,386
    Retirement Savings Plan . . . . . . . . . . . . . . . . . .         799,761          899,475
    Conversion of debentures. . . . . . . . . . . . . . . . . .         255,027          310,293
    Performance shares and options exercised. . . . . . . . . .         429,520          143,224
- -------------------------------------------------------------------------------------------------
  Balance end of period . . . . . . . . . . . . . . . . . . . .      36,402,351       34,176,361
- -------------------------------------------------------------------------------------------------

 RETAINED EARNINGS
  Balance beginning of period . . . . . . . . . . . . . . . . .      36,008,246       32,898,283
    Net income. . . . . . . . . . . . . . . . . . . . . . . . .       5,713,653        9,291,876
    Cash dividends (1). . . . . . . . . . . . . . . . . . . . .      (4,804,670)      (6,181,913)
- -------------------------------------------------------------------------------------------------
  Balance end of period . . . . . . . . . . . . . . . . . . . .      36,917,229       36,008,246
- -------------------------------------------------------------------------------------------------

 ACCUMULATED OTHER COMPREHENSIVE INCOME
  Balance beginning of period . . . . . . . . . . . . . . . . .               -                -
    Minimum pension liability adjustment. . . . . . . . . . . .        (488,853)               -
- -------------------------------------------------------------------------------------------------
  Balance end of period . . . . . . . . . . . . . . . . . . . .        (488,853)               -
- -------------------------------------------------------------------------------------------------

 DEFERRED COMPENSATION OBLIGATION
  Balance beginning of period . . . . . . . . . . . . . . . . .         913,689          711,109
    New deferrals . . . . . . . . . . . . . . . . . . . . . . .         283,137          202,580
    Pay out of deferred compensation. . . . . . . . . . . . . .        (394,435)               -
- -------------------------------------------------------------------------------------------------
  Balance end of period . . . . . . . . . . . . . . . . . . . .         802,391          913,689
- -------------------------------------------------------------------------------------------------

 TREASURY STOCK
  Balance beginning of period . . . . . . . . . . . . . . . . .        (913,689)        (711,109)
    Purchase of treasury stock. . . . . . . . . . . . . . . . .        (283,137)        (202,580)
    Distribution of treasury stock. . . . . . . . . . . . . . .         200,810                -
- -------------------------------------------------------------------------------------------------
  Balance end of period . . . . . . . . . . . . . . . . . . . .        (996,016)        (913,689)
- -------------------------------------------------------------------------------------------------

 TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . . .  $   75,440,115   $   72,939,355
=================================================================================================

(1) Cash dividends declared per share for the nine months ended September 30, 2004 and the year 2003 were $0.83 and $1.10, respectively.




 STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
- -------------------------------------------------------------------------------------------------
  Net Income. . . . . . . . . . . . . . . . . . . . . . . . . .  $    5,713,653   $    9,291,876
  Minimum pension liability adjustment, net of tax of $313,861.        (488,853)               -
- -------------------------------------------------------------------------------------------------
 COMPREHENSIVE INCOME . . . . . . . . . . . . . . . . . . . . .  $    5,224,800   $    9,291,876
=================================================================================================




- -------------------------------------------------------------------------------------------------
                                                                  FOR THE NINE     FOR THE TWELVE
                                                                  MONTHS ENDED      MONTHS ENDED
                                                                  SEPTEMBER 30,     DECEMBER 31,
                                                                      2004              2003
- -------------------------------------------------------------------------------------------------
COMMON STOCK SHARES ISSUED (2)
  Balance beginning of period . . . . . . . . . . . . . . . . .       5,660,594        5,537,710
    Dividend Reinvestment Plan (3). . . . . . . . . . . . . . .          30,652           51,125
    Sale of stock to the Company's Retirement Savings Plan. . .          33,302           43,245
    Conversion of debentures. . . . . . . . . . . . . . . . . .          15,443           18,788
    Performance shares and options exercised. . . . . . . . . .          19,414            9,726
- -------------------------------------------------------------------------------------------------
  Balance end of period (4) . . . . . . . . . . . . . . . . . .       5,759,405        5,660,594
=================================================================================================

(2)  12,000,000 shares are authorized at a par value of $0.4867 per share.
(3)  Includes dividends reinvested and optional cash payments.
(4) The Company had 47,680 and 47,659 shares held in Rabbi Trusts at September 30, 2004 and at December 31, 2003.



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

- --------------------------------------------------------------------------------------------------------------------------------
                                           ----------  THREE MONTHS ENDED  ---------- ----------  NINE MONTHS ENDED  -----------
                                           SEPTEMBER 30,    IMPACT OF    SEPTEMBER 30, SEPTEMBER 30,   IMPACT OF   SEPTEMBER 30,
                                               2003          REVENUE         2003         2003          REVENUE         2003
                                           AS PREVIOUSLY   RECOGNITION                AS PREVIOUSLY   RECOGNITION
                                            REPORTED (1)     CHANGE       AS RESTATED  REPORTED (1)     CHANGE       AS RESTATED
- --------------------------------------------------------------------------------------------------------------------------------
SELECTED INCOME STATEMENT INFORMATION
  Operating Revenues . . . . . . . . . . .  $     23,174  $        275   $     23,449  $    119,334  $     (2,141)  $    117,193
  Operating Income . . . . . . . . . . . .           144             9            153        15,977          (652)        15,325
  Income from Continuing Operations. . . .          (715)            5           (710)        7,252          (390)         6,862
  Net Income . . . . . . . . . . . . . . .          (865)            5           (860)        6,939          (390)         6,549

EARNINGS PER SHARE OF COMMON STOCK
Basic
  From Continuing Operations . . . . . . .  $      (0.13) $       0.00   $      (0.13) $       1.30  $      (0.07)  $       1.23
  Net Income . . . . . . . . . . . . . . .  $      (0.15) $       0.00   $      (0.15) $       1.24  $      (0.07)  $       1.17

Diluted
  From Continuing Operations . . . . . . .  $      (0.13) $       0.00   $      (0.13) $       1.28  $      (0.07)  $       1.21
  Net Income . . . . . . . . . . . . . . .  $      (0.15) $       0.00   $      (0.15) $       1.22  $      (0.07)  $       1.15

- --------------------------------------------------------------------------------------
                                           SEPTEMBER 30,    IMPACT OF    SEPTEMBER 30,
                                               2003          REVENUE         2003
                                           AS PREVIOUSLY   RECOGNITION
                                            REPORTED (1)     CHANGE       AS RESTATED
- --------------------------------------------------------------------------------------
Assets
  Accounts receivable and accrued revenue.  $     18,606  $      1,156   $     19,762
  Unrecovered purchased gas costs. . . . .         2,744          (717)         2,027
  Deferred income taxes. . . . . . . . . .           774          (467)           307
  Income taxes . . . . . . . . . . . . . .         2,791           289          3,080
  Other regulatory assets. . . . . . . . .         1,842             9          1,851

Stockholders' Equity
  Retained earnings. . . . . . . . . . . .  $     34,552  $        270   $     34,822

(1) Operating Revenue, Operating Income and Income from Continuing Operations exclude the results of the operations discontinued in 2003 and include minor reclassifications to conform with the presentation of the 2004 results.

2.     CALCULATION  OF  EARNINGS  PER  SHARE

- --------------------------------------------------------------------------------------------------
                                                 -- THREE MONTHS ENDED --  -- NINE MONTHS ENDED --
                                                    2004         2003          2004        2003
FOR THE PERIOD ENDED SEPTEMBER 30,                             RESTATED                  RESTATED
- --------------------------------------------------------------------------------------------------
CALCULATION OF BASIC EARNINGS PER SHARE FROM
CONTINUING OPERATIONS:

 Net income from continuing operations. . . . .  $ (584,171)  $ (709,793)   $5,800,881  $6,861,846
 Weighted average shares outstanding. . . . . .   5,752,623    5,626,202     5,723,178   5,595,981
- --------------------------------------------------------------------------------------------------
 BASIC EARNINGS PER SHARE FROM
 CONTINUING OPERATIONS. . . . . . . . . . . . .  $    (0.10)  $    (0.13)   $     1.01  $     1.23
==================================================================================================

 CALCULATION OF DILUTED EARNINGS PER SHARE FROM
 CONTINUING OPERATIONS:

 RECONCILIATION OF NUMERATOR:
 ----------------------------
 Net Income from continuing operations Basic. .  $ (584,171)  $ (709,793)   $5,800,881  $6,861,846
 Effect of 8.25% Convertible debentures * . . .           -            -       104,995     119,740
- --------------------------------------------------------------------------------------------------
 Adjusted numerator Diluted . . . . . . . . . .  $ (584,171)  $ (709,793)   $5,905,876  $6,981,586
- --------------------------------------------------------------------------------------------------

 RECONCILIATION OF DENOMINATOR:
 ------------------------------
 Weighted shares outstanding Basic. . . . . . .   5,752,623    5,626,202     5,723,178   5,595,981

 Effect of dilutive securities *
   Stock options. . . . . . . . . . . . . . . .           -            -         1,793         634
   Warrants . . . . . . . . . . . . . . . . . .           -            -         7,598       4,400
   8.25% Convertible debentures . . . . . . . .           -            -       163,963     187,501
- --------------------------------------------------------------------------------------------------
 Adjusted denominator Diluted . . . . . . . . .   5,752,623    5,626,202     5,896,532   5,788,516
- --------------------------------------------------------------------------------------------------

 DILUTED EARNINGS PER SHARE FROM
 CONTINUING OPERATIONS. . . . . . . . . . . . .  $    (0.10)  $    (0.13)   $     1.00  $     1.21
==================================================================================================

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

Dover  Gas  Light  Site
- -----------------------
The Dover Gas Light site is a former manufactured gas plant site located in Dover, Delaware. On January 15, 2004, the Company received a Certificate of Completion of Work from the United States Environmental Protection Agency ("EPA") regarding this site. This concluded Chesapeake's remedial action obligation related to this site and relieves Chesapeake from liability for future remediation at the site, unless previously unknown conditions are discovered at the site, or information previously unknown to the EPA is received that indicates the remedial action that has been taken is not sufficiently protective. These contingencies are standard and are required by the United States in all liability settlements.

At September 30, 2004, the Company had accrued $10,000 for costs associated with the Dover Gas Light site and had recorded an associated regulatory asset for the same amount. Through September 30, 2004, the Company has incurred approximately $9.7 million in costs relating to environmental testing and remedial action studies at the site. Approximately $9.6 million has been recovered through September 2004 from other parties or through rates. The unrecovered portion is recorded as a regulatory asset.

Salisbury  Town  Gas  Light  Site
- ---------------------------------
In cooperation with the MDE, the Company has completed an assessment of the Salisbury manufactured gas plant site, located in Salisbury, Maryland, which determined that there was localized ground-water contamination. During 1996, the Company completed construction and began Air Sparging and Soil-Vapor Extraction ("AS/SVE") remediation procedures. Chesapeake has been reporting the remediation and monitoring results to the MDE on an ongoing basis since 1996. In February 2002, the MDE granted permission to permanently decommission the AS/SVE system and to discontinue all on-site and off-site well monitoring, except for one well that is being maintained for continued product monitoring and recovery. In
November 2002, Chesapeake submitted a letter to the MDE requesting No Further Action ("NFA") determination. In December 2002, the MDE recommended that the Company submit work plans to MDE and place deed restrictions on the property as conditions prior to receiving an NFA. The Company has completed the MDE recommended work plans and has executed the deed restrictions. During the third quarter of 2003 the Company submitted a revised request for the NFA. The MDE has not yet responded to the request.

The Company has adjusted the liability with respect to the Salisbury Town Gas Light site to $5,000 at September 30, 2004. This amount is based on the estimated costs to perform limited product monitoring and recovery efforts and fulfill ongoing reporting requirements. A corresponding regulatory asset has been recorded, reflecting the Company's belief that costs incurred will be recoverable in base rates.

Through September 30, 2004, the Company has incurred approximately $2.9 million for remedial actions and environmental studies at the Salisbury Town Gas Light site. Of this amount, approximately $1.8 million has been recovered through insurance proceeds or in rates. The Company expects to recover the remaining costs through rates.

Winter  Haven  Coal  Gas  Site
- ------------------------------
The Winter Haven Coal Gas site is located in Winter Haven, Florida. Chesapeake has been working with the Florida Department of Environmental Protection ("FDEP") in assessing this coal gas site. In May 1996, the Company filed an Air Sparging and Soil Vapor Extraction Pilot Study Work Plan (the "Work Plan") for the Winter Haven site with the FDEP. The Work Plan described the Company's proposal to undertake an AS/SVE pilot study to evaluate the site. After discussions with the FDEP, the Company filed a modified AS/SVE Pilot Study Work Plan, the description of the scope of work to complete the site assessment activities and a report describing a limited sediment investigation performed in 1997. In December 1998, the FDEP approved the AS/SVE Pilot Study Work Plan, which the Company completed during the third quarter of 1999. In February 2001, the Company filed a Remedial Action Plan ("RAP") with the FDEP to address the contamination of the subsurface soil and ground-water in a portion of the site. The FDEP approved the RAP on May 4, 2001. Construction of the AS/SVE system was completed in the fourth quarter of 2002 and the system is now fully operational.

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

The Company has accrued a liability of $463,000 as of September 30, 2004 for the Florida site. Through September 30, 2004, the Company has incurred approximately $1.3 million of environmental costs associated with the Florida site. At September 30, 2004 the Company had collected through rates $181,000 in excess of costs incurred. A regulatory asset of approximately $282,000, representing the uncollected portion of the estimated clean-up costs, has also been recorded. The Company expects to recover the remaining costs through rates.

Other
- -----
The Company is in discussions with the MDE regarding the possible responsibilities of the Company for remediation of a fourth gas manufacturing plant site located in Cambridge, Maryland. The outcome of this matter cannot be determined at this time.

OTHER  COMMITMENTS  AND  CONTINGENCIES

Our Florida service territory was impacted by three hurricanes during August and September of 2004. The effects included property damage to our natural gas administrative office building, reduced earnings due to our industrial and commercial customers' temporary business closings and potential future reduced earnings due to reduced customer demand, such as from the citrus processing industry. The Company expects that the property damage and related costs will be fully recovered under its insurance policies and has not recorded an impairment loss. The amount of reduced pre-tax earnings due to the temporary closings of our customers' operations during the storms in August and September, is being quantified, and is currently estimated at approximately $140,000. Although a claim will be submitted to recover these costs from our insurance carrier under our business interruption policy, we have not recorded any potential recovery due to the uncertainty of the amounts and the amount, if any, that will be recovered under the insurance policy. One customer, who operates a citrus processing plant, has notified the Company that they will not open the plant for the upcoming season, November 2004 to June 2005. We estimate that the pre-tax earnings for the customer would have been $150,000 over the 8-month period. To-date, no other customers have informed us of changes in their expected usage. We cannot estimate any other future impacts from the hurricanes. Although the Company expects to file claims for future business interruption losses, no recoveries will be recorded until the loss has been incurred and there is a high level of certainty of the recovery.

The Company's natural gas and propane distribution operations have entered into contractual commitments to purchase gas from various suppliers. The contracts have various expiration dates. In November 2003, the Company entered into a one-year contract with an energy marketing and risk management company to manage a portion of the Company's natural gas transportation and storage capacity. Negotiations to extend the contract are currently underway.

The Company has issued corporate guarantees to certain vendors of its propane wholesale marketing subsidiary. The corporate guarantees provide for the payment of propane purchases by the subsidiary, in the event of the subsidiary's default. The aggregate amount guaranteed at September 30, 2004 totaled $4.5 million, with the guarantees expiring on various dates through September 2005.

The Company has issued a letter of credit to its primary insurance company for $694,000, which expires June 1, 2005. The letter of credit was provided as security for claims amounts below the deductibles on the Company's policies.

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

Certain assets and liabilities of the Company are accounted for in accordance with SFAS No. 71. SFAS No. 71 provides guidance for public utilities and other regulated operations where the rates (prices) charged to customers are subject to regulatory review and approval. Regulators sometimes include costs in allowable costs in a period other than the period in which the costs would be charged to expense by an unregulated enterprise. That procedure can create assets, reduce assets, or create liabilities for the regulated enterprise. For financial reporting, an incurred cost for which a regulator permits recovery in a future period is accounted for like an incurred cost that is reimbursable under a cost-reimbursement-type contract. The Company believes that all regulatory assets as of September 30, 2004 are probable of recovery through rates. If the Company were required to terminate the application of SFAS No. 71 to its regulated operations, all such deferred amounts would be recognized in the income statement at that time. This would result in a charge to earnings, net of applicable income taxes, in an amount which could be material.

4.     RECENT AUTHORITATIVE PRONOUNCEMENTS ON FINANCIAL REPORTING AND ACCOUNTING

On  January  12,  2004,  the  FASB  released  FASB Staff Position No. SFAS 106-1
"Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Act"). On May 19, 2004, the FASB released FASB Staff Position No. SFAS 106-2, which superseded SFAS 106-1. SFAS No. 106-2 provides guidance on the accounting for the effects of the Act and requires certain disclosures regarding the effect of the federal subsidy provided by the Act. It is effective for the first interim or annual period beginning after June 15, 2004. Adoption of SFAS No. 106-2 is not expected to have a material impact on the Company's post-retirement benefit obligation.

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


- ------------------------------------------------------------------------------------------------------------
                                                   ---- THREE MONTHS ENDED ----  ---- NINE MONTHS ENDED ----
                                                       2004           2003           2004          2003
FOR THE PERIOD ENDED SEPTEMBER 30,                                  RESTATED                     RESTATED
- ------------------------------------------------------------------------------------------------------------
OPERATING REVENUES, UNAFFILIATED CUSTOMERS
  Natural gas distribution and transmission . . .  $ 18,906,566   $ 17,166,927   $ 86,308,792  $ 78,712,882
  Propane . . . . . . . . . . . . . . . . . . . .     4,719,959      3,636,283     28,934,622    29,420,717
  Advanced information services . . . . . . . . .     2,986,808      2,645,511      9,425,251     9,064,082
  Other . . . . . . . . . . . . . . . . . . . . .             -            268              -        (4,254)
- ------------------------------------------------------------------------------------------------------------
Total operating revenues, unaffiliated customers.  $ 26,613,333   $ 23,448,989   $124,668,665  $117,193,427
============================================================================================================

INTERSEGMENT REVENUES (1)
  Natural gas distribution and transmission . . .  $     36,409   $     29,081   $    132,400  $    130,847
  Advanced information services . . . . . . . . .        16,017         15,961         38,604        83,985
  Other . . . . . . . . . . . . . . . . . . . . .       154,623        174,261        492,755       531,354
- ------------------------------------------------------------------------------------------------------------
Total intersegment revenues . . . . . . . . . . .  $    207,049   $    219,303   $    663,759  $    746,186
============================================================================================================

OPERATING INCOME
  Natural gas distribution and transmission . . .  $  1,759,680   $  1,555,282   $ 11,674,347  $ 11,829,156
  Propane . . . . . . . . . . . . . . . . . . . .    (1,547,622)    (1,596,707)       892,459     2,898,743
  Advanced information services . . . . . . . . .        44,698         99,495        376,533       326,129
  Other . . . . . . . . . . . . . . . . . . . . .        25,982         94,565        201,500       271,302
- ------------------------------------------------------------------------------------------------------------
Total operating income. . . . . . . . . . . . . .  $    282,738   $    152,635   $ 13,144,839  $ 15,325,330
============================================================================================================

(1) All significant intersegment revenues are billed at market rates and have been eliminated from consolidated revenues.


- -------------------------------------------------------------------------------
                                                  SEPTEMBER 30,   DECEMBER 31,
                                                       2004           2003
- -------------------------------------------------------------------------------
IDENTIFIABLE ASSETS
  Natural gas distribution and transmission . . .  $168,381,784   $169,865,930
  Propane . . . . . . . . . . . . . . . . . . . .    48,410,522     38,359,251
  Advanced information services . . . . . . . . .     2,838,046      2,912,733
  Other . . . . . . . . . . . . . . . . . . . . .     7,402,081      7,791,796
- -------------------------------------------------------------------------------
Total identifiable assets . . . . . . . . . . . .  $227,032,433   $218,929,710
================================================================================


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


 CHESAPEAKE  UTILITIES  CORPORATION  DISCONTINUED  OPERATIONS

 BALANCE  SHEETS  (UNAUDITED)

- -----------------------------------------------------------------------------------------
                                                           SEPTEMBER 30,    DECEMBER 31,
                                                               2004             2003
- -----------------------------------------------------------------------------------------
 ASSETS
- -------
PROPERTY, PLANT AND EQUIPMENT
 Property, plant and equipment . . . . . . . . . . . . .  $      774,826   $     762,383
 Less:  Accumulated depreciation and amortization. . . .        (353,005)       (326,792)
- -----------------------------------------------------------------------------------------
 Net property, plant and equipment . . . . . . . . . . .         421,821         435,591
- -----------------------------------------------------------------------------------------

 CURRENT ASSETS
 Cash and cash equivalents . . . . . . . . . . . . . . .          42,223       1,437,821
 Accounts receivable (less allowance for uncollectibles
    of $1,776 and $5,346, respectively). . . . . . . . .         169,507         273,799
 Appliance and other inventory, at FIFO. . . . . . . . .          56,557          99,839
 Deferred income taxes receivable. . . . . . . . . . . .           1,871          20,725
 Prepaid expenses. . . . . . . . . . . . . . . . . . . .          84,529         110,175
- -----------------------------------------------------------------------------------------
 Total current assets. . . . . . . . . . . . . . . . . .         354,687       1,942,359
- -----------------------------------------------------------------------------------------

 DEFERRED CHARGES AND OTHER ASSETS
 Other intangible assets, net. . . . . . . . . . . . . .          24,447          70,018
 Deferred income taxes receivable. . . . . . . . . . . .         131,293         150,847
- -----------------------------------------------------------------------------------------
 Total deferred charges and other assets . . . . . . . .         155,740         220,865
- -----------------------------------------------------------------------------------------


 TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . .  $      932,248   $   2,598,815
=========================================================================================



 STOCKHOLDERS' EQUITY AND LIABILITIES
- -------------------------------------
 STOCKHOLDERS' EQUITY
 Common Stock. . . . . . . . . . . . . . . . . . . . . .  $       51,010   $      51,010
 Additional paid-in capital. . . . . . . . . . . . . . .       3,914,783       3,914,783
 Retained deficits . . . . . . . . . . . . . . . . . . .      (6,458,392)     (5,271,164)
- -----------------------------------------------------------------------------------------
 Total stockholders' equity. . . . . . . . . . . . . . .      (2,492,599)     (1,305,371)
- -----------------------------------------------------------------------------------------

 CURRENT LIABILITIES
 Accounts payable. . . . . . . . . . . . . . . . . . . .          17,003          67,303
 Due to parent company . . . . . . . . . . . . . . . . .       3,244,521       3,558,434
 Customer deposits . . . . . . . . . . . . . . . . . . .           9,998          11,403
 Income taxes payable. . . . . . . . . . . . . . . . . .         106,731         192,290
 Other accrued liabilities . . . . . . . . . . . . . . .          46,594          74,756
- -----------------------------------------------------------------------------------------
 Total current liabilities . . . . . . . . . . . . . . .       3,424,847       3,904,186
- -----------------------------------------------------------------------------------------


 TOTAL STOCKHOLDERS' EQUITY AND LIABILITIES. . . . . . .  $      932,248   $   2,598,815
=========================================================================================



During 2003, the Company sold the assets of six of its seven water services businesses. The Company sold the remaining operation, located in Stuart, Florida, during October 2004. Due to an expected loss on sale, an impairment charge on the assets to be sold of approximately $30,000 (net of $16,000 in taxes) was recorded in September to reflect the assets at their estimated fair value. The total losses for discontinued operations for the three months ended September 30, 2004 were $72,000 (net of $40,000 in taxes). For the three months ended September 30, 2003, losses from the sale of discontinued operations were $106,000 (net of $58,000 in taxes) and operating losses were $44,000 (net of $23,000 in taxes). For the nine months ended September 30, 2003, losses from the sale of discontinued operations were $34,000 (net of $19,000 in taxes) and operating losses were $278,000 (net of $149,000 in taxes).

Results for all the water dealerships were reclassified to discontinued operations in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" for all periods presented in the consolidated income statements and are shown net of tax.

7.     EMPLOYEE  BENEFIT  PLANS

Net periodic benefit costs for the defined benefit pension plan, the executive excess benefit plan and other post-retirement benefits are shown below:

- ----------------------------------------------------------------------------------------------------------------
                                                                                                  OTHER
                                             DEFINED BENEFIT         EXECUTIVE EXCESS        POST-RETIREMENT
                                               PENSION PLAN            BENEFIT PLAN              BENEFITS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,     2004        2003        2004        2003        2004        2003
- ----------------------------------------------------------------------------------------------------------------
Service Cost . . . . . . . . . . . . . .  $  81,014   $  81,342   $   26,219  $   26,969  $    1,339  $    1,285
Interest Cost. . . . . . . . . . . . . .    175,307     171,059       20,750      20,009      21,720      21,329
Expected return on plan assets . . . . .   (232,100)   (196,119)           -           -           -           -
Amortization of transition amount. . . .     (3,776)     (3,776)           -           -       6,964       6,964
Amortization of prior service cost . . .     (1,174)     (1,174)         696         696           -           -
Amortization of net (gain) loss. . . . .          -           -        4,137       4,669      19,725      16,567
- ----------------------------------------------------------------------------------------------------------------
Net periodic benefit cost. . . . . . . .  $  19,271   $  51,332   $   51,802  $   52,343  $   49,748  $   46,145
- ----------------------------------------------------------------------------------------------------------------

- ----------------------------------------------------------------------------------------------------------------
                                                                                                  OTHER
                                             DEFINED BENEFIT         EXECUTIVE EXCESS        POST-RETIREMENT
                                               PENSION PLAN            BENEFIT PLAN              BENEFITS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,      2004        2003        2004        2003        2004        2003
- ----------------------------------------------------------------------------------------------------------------
Service Cost . . . . . . . . . . . . . .  $ 250,393   $ 244,025   $   78,657  $   80,908  $    4,016  $    3,854
Interest Cost. . . . . . . . . . . . . .    528,761     513,179       62,252      60,029      65,162      63,989
Expected return on plan assets . . . . .   (703,878)   (588,357)           -           -           -           -
Amortization of transition amount. . . .    (11,328)    (11,328)           -           -      20,894      20,894
Amortization of prior service cost . . .     (3,524)     (3,524)       2,090       2,090           -           -
Amortization of net (gain) loss. . . . .          -           -       12,411      14,008      59,175      49,703
- ----------------------------------------------------------------------------------------------------------------
Net periodic benefit cost. . . . . . . .  $  60,424   $ 153,995   $  155,410  $  157,035  $  149,247  $  138,440
- ----------------------------------------------------------------------------------------------------------------


As disclosed in the December 31, 2003 financial statements, no contributions are expected to be required in 2004 for the defined benefit pension plan. The executive excess benefit plan and other post-retirement benefit plans are unfunded. Cash benefits paid under the executive excess plan for the first nine months of 2004 were $18,825. Benefits paid under other post-retirement benefits are primarily for medical claims and were $187,000 for the first nine months of 2004.

The Company sponsors two tax-qualified retirement plans: a defined benefit pension plan (the "Pension Plan") and a defined contribution savings plan (the "Savings Plan"). The Company also sponsors unfunded, non-qualified defined benefit and defined contribution plans for certain management employees that provide for benefits in excess of those permitted by law under the qualified plans.

Before 1999, Company employees generally participated in both the Pension Plan and the Savings Plan. Effective January 1, 1999, the Company restructured its retirement program to compete more effectively with similar businesses. As part of this restructuring, the Company froze the Pension Plan to new participants. Employees who participated in the Pension Plan at that time were given the option of remaining in (and continuing to accrue benefits under) the Pension Plan or receiving an enhanced matching contribution in the Savings Plan.

Because the Pension Plan is not open to new participants, the number of active participants in that plan has decreased and is approaching the minimum number needed for the Pension Plan to maintain its tax-qualified status. To avoid jeopardizing the tax-qualified status of the Pension Plan, the Company's Board of Directors ("Board") amended the Pension Plan on September 24, 2004. To ensure that the Company continues to provide appropriate levels of benefits to the Company's employees, the Board amended the Pension Plan and the Savings Plan, effective January 1, 2005, so that Pension Plan participants who are actively employed by the Company on that date (1) receive two additional years of benefit service credit to be used in calculating their Pension Plan benefit (subject to the Pension Plan's limit of 35 years of benefit service credit), (2) have the option to receive their Pension Plan benefit in the form of a lump sum at the time it is distributed, and (3) are eligible to receive the enhanced matching contribution in the Savings Plan. In addition, effective January 1, 2005, the Board amended the Pension Plan so that participants will not accrue any additional benefits under that plan. These changes were communicated to the Company's employees during the first week of November 2004. As a result of the amendments to the Pension Plan, a gain of approximately $172,000 (after tax) was recorded during the third quarter of 2004.

In connection with these changes to the Company's retirement program, the Board also amended the non-qualified defined benefit plan on September 24, 2004 to reflect the two additional years of benefit service credit and to freeze all benefit accruals under that plan as of January 1, 2005. However, benefits under the non-qualified plan will not be payable in the form of a lump sum. As a result of these amendments, a new actuarial valuation was performed as of September 30, 2004. A loss of $41,000 (after tax) was recorded in September 2004. Additionally, because the actuarial valuation indicated that the accumulated benefit obligation exceeded the liability accrued as of September 30, 2004, a minimum pension liability in the amount of $489,000 (after tax) was recorded as a component of comprehensive income.

The assumptions used for the discount rates for the revaluations of the plans were reviewed by the Company and lowered from 6 percent to 5.5 percent, reflecting a reduction in the interest rates of high quality bonds and a reduction in the expected life of the plan, due to the lump sum payment option. Additionally, the expected return on plan assets for the qualified plan was lowered from 8.5 percent to 6 percent, due to the adoption of a change in the investment policy that calls for a higher level of investment in bonds and a lower level of equity investments. There was no change in the assumed pay rate increases.


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

Chesapeake sold the assets and operations of six of its seven water dealerships during 2003. The Company sold the remaining operation in October 2004.

FINANCIAL  POSITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's capital requirements reflect the capital-intensive nature of its business and are principally attributable to its construction program (described below) and the retirement of outstanding debt. The Company relies on cash generated by operations and short-term borrowing to meet normal working capital requirements and to finance, temporarily, capital expenditures. During the first nine months of 2004, net cash provided by operating activities, net cash used by investing activities and net cash used by financing activities were approximately $17.7 million, $11.7 million and $8.2 million, respectively.

The Board of Directors has authorized the Company to borrow up to $35.0 million of short-term debt from various banks and trust companies. As of September 30, 2004, Chesapeake had five unsecured bank lines of credit with three financial institutions, totaling $65.0 million, for short-term cash needs to meet seasonal working capital requirements and to fund, temporarily, portions of its capital expenditures. Two of the bank lines, totaling $15.0 million, are committed. The remaining three lines are subject to the banks' availability of funds. In the first nine months of 2004, cash provided by operations was adequate to fund capital expenditures and repay the $3.5 million of short-term debt that was outstanding at December 31, 2003. At September 30, 2004, the Company had outstanding an irrevocable letter of credit in the amount of $694,000 issued to one of the Company's insurance providers. The letter of credit reduced the available borrowing under the short-term lines.

During the nine-month periods ended September 30, 2004 and 2003, capital expenditures (net of retirements) were approximately $12.1 million and $7.7 million, respectively. Chesapeake has budgeted $20.8 million for capital expenditures during 2004. This amount includes $15.8 million for natural gas distribution and transmission, $4.1 million for propane distribution and marketing, $285,000 for advanced information services and $614,000 for other operations. Through September 30, 2004, the natural gas segment had spent $9.6 million, the propane segment $2.6 million, the advanced information services segment $35,000 and the other operations $266,000 on capital items. The natural gas distribution and transmission expenditures are for expansion and improvement of facilities. The propane expenditures are to support customer growth and for the replacement of equipment. The advanced information services expenditures are for computer hardware, software and related equipment. The other operations budget includes general plant, computer software and hardware expenditures. Financing for the capital expenditure program for the balance of 2004 is expected to be provided from short-term borrowing and cash provided by operating activities. The capital expenditure program is subject to continual review and modification. Actual capital requirements may vary from the above estimates due to a number of factors including acquisition opportunities, changing economic conditions, customer growth in existing areas, regulation, availability of capital and new growth opportunities.

The Company has budgeted $170,000 for capital expenditures in 2004 related to environmental remediation projects, and expects to make additional expenditures in future years. Management does not expect any such expenditures or financing to have a material adverse effect on the financial position or capital resources of the Company (see Note 3 to the Condensed Consolidated Financial Statements).

As of September 30, 2004 common equity represented 52.5 percent of total capitalization, compared to 51.2 percent as of December 31, 2003. Combining short-term financing with total capitalization, the equity component would have been 51.4 percent and 48.8 percent at September 30, 2004 and December 31, 2003, respectively. The Company remains committed to maintaining a sound capital structure and strong credit ratings in order to provide the financial flexibility needed to access the capital markets when required. This commitment, along with adequate and timely rate relief for the Company's regulated operations, is intended to ensure that the Company will be able to attract capital from outside sources at a reasonable cost.

Interest expense for the first nine months of 2004 decreased approximately $334,000, or 8 percent, versus the same period in 2003. Interest on long-term debt accounted for $255,000 of the decrease. The average long-term debt balance in the first nine months of 2004 was $71.7 million compared to $75.8 million for the first nine months of 2003. The average interest rate was 7.2 percent during both periods. Additionally, interest on short-term debt decreased $59,000 during the first nine months of 2004, compared to the same period during 2003. This decrease was the result of a decline in the average balance of short-term debt from $3.4 million during the first nine months of 2003 to $207,000 for the first nine months of 2004.

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

There have been no material changes in the contractual obligations presented in the Company's 2003 Annual Report on Form 10-K, except for commodity purchase obligations and forward contracts entered into in the ordinary course of the Company's business. Below is a summary of the commodity and forward contract obligations at September 30, 2004. None of the commodity or forward contracts extend beyond 2005.


- --------------------------------------------------------------------
                                      PAYMENTS DUE BY PERIOD
                               -------------------------------------
CONTRACTUAL OBLIGATIONS:           2004         2005        TOTAL
- --------------------------------------------------------------------
Commodities (1) . . . . . . .  $ 2,983,050  $ 2,479,635  $ 5,462,685
Forward contracts propane (2)    6,172,530            -    6,172,530
- --------------------------------------------------------------------
Total . . . . . . . . . . . .  $ 9,155,580  $ 2,479,635  $11,635,215
====================================================================

(1) In addition to the obligations noted above, the natural gas distribution and propane distribution operations have agreements with commodity suppliers that have provisions which allow the Company to reduce or eliminate the quantities purchased. There are no monetary penalties for reducing the amounts purchased; however, the propane contracts allow the suppliers to reduce the amounts available in the winter season if the Company does not purchase specified amounts during the summer season. Under these contracts, the commodity prices will fluctuate with a market-based index.
(2) The Company has also entered into forward and future sale contracts of $9.9 million. See the "Quantitative and Qualitative Disclosures about Market Risk" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations portion of this report for Further information.

RESULTS  OF  OPERATIONS  FOR  THE  QUARTER  ENDED  SEPTEMBER  30,  2004

CONSOLIDATED  OVERVIEW

The Company improved its results from continuing operations by $126,000 during the third quarter of 2004. Chesapeake experienced a seasonal loss from continuing operations of $584,000 or $0.10 per share (fully diluted), compared to a seasonal net loss from continuing operations of $710,000 or $0.13 per share (fully diluted) for the third quarter of 2003. Chesapeake's Delmarva natural gas distribution and propane distribution operations typically experience losses during the third quarter, because heating customers do not require gas in the summer months. Losses from discontinued operations decreased $78,000 during the quarter, reflecting the sales of six of the seven water service businesses during the second half of 2003. The Company amended its qualified and supplemental defined benefit pension plans and froze all benefit accruals effective December 31, 2004. As a result, a net gain of $218,000 (pre-tax) was recorded in the third quarter of 2004. The Company's Florida service territory was impacted by three hurricanes during August and September of 2004. See Note 3 to the Condensed Consolidated Financial Statements for information on the incurred and expected future effects from the hurricanes.

In the fourth quarter of 2003, the Company restated its quarterly financial statements for prior periods to reflect the results of its Delaware and Maryland natural gas divisions on the accrual revenue recognition method rather than the "as billed" method. See Note 1 to the Condensed Consolidated Financial Statements. Additional information regarding this restatement can also be found in the Company's report on Form 10-K for the year ended December 31, 2003.


- ------------------------------------------------------------------------------------
                                         .      2004          2003
FOR THE THREE MONTHS ENDED SEPTEMBER 30,                    RESTATED       CHANGE
- ------------------------------------------------------------------------------------
Operating Income
   Natural Gas Distribution & Transmission  $ 1,759,680   $ 1,555,282   $   204,398
   Propane . . . . . . . . . . . . . . . .   (1,547,622)   (1,596,707)       49,085
   Advanced Information Services . . . . .       44,698        99,495       (54,797)
   Other . . . . . . . . . . . . . . . . .       25,982        94,565       (68,583)
- ------------------------------------------------------------------------------------
 Operating Income. . . . . . . . . . . . .      282,738       152,635       130,103

 Other Income. . . . . . . . . . . . . . .       38,357       (24,869)       63,226
 Interest Charges. . . . . . . . . . . . .    1,325,397     1,419,887       (94,490)
 Income Taxes. . . . . . . . . . . . . . .     (420,131)     (582,328)      162,197
- ------------------------------------------------------------------------------------
 Net Loss from Continuing Operations . . .  $  (584,171)  $  (709,793)  $   125,622
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

NATURAL  GAS  DISTRIBUTION  AND  TRANSMISSION

The natural gas distribution and transmission segment earned operating income of $1,647,000 for the third quarter of 2004 compared to $1,555,000 for the corresponding period last year, an increase of $92,000.


- ------------------------------------------------------------------------------------
                                         .      2004          2003
FOR THE THREE MONTHS ENDED SEPTEMBER 30,                    RESTATED       CHANGE
- ------------------------------------------------------------------------------------
 Revenue . . . . . . . . . . . . . . . . .  $18,942,975   $17,196,008   $ 1,746,967
 Cost of gas . . . . . . . . . . . . . . .   10,066,381     8,873,560     1,192,821
- ------------------------------------------------------------------------------------
 Gross margin. . . . . . . . . . . . . . .    8,876,594     8,322,448       554,146

 Other Operating Expenses:
   Operations & maintenance. . . . . . . .    4,976,464     4,801,957       174,507
   Depreciation & amortization . . . . . .    1,375,472     1,287,227        88,245
   Other taxes . . . . . . . . . . . . . .      764,978       677,982        86,996
- ------------------------------------------------------------------------------------
 Other operating expenses. . . . . . . . .    7,116,914     6,767,166       349,748
- ------------------------------------------------------------------------------------
 Total Operating Income. . . . . . . . . .  $ 1,759,680   $ 1,555,282   $   204,398
====================================================================================


Gross margin for the Delaware and Maryland distribution divisions increased $162,000 from 2003. The increase resulted from an increase of 2,423 in the number of residential customers in the third quarter of 2004, an 8 percent increase compared to the third quarter of 2003. The customer growth was primarily the result of new housing construction. The Company estimates that each residential customer added contributes $372 annually to gross margin and requires an additional cost of $104 for operations and maintenance expenses. Gross margin for the Florida operations increased by $289,000, due to an increase of 8 percent in the number of residential customers and growth in the industrial gross margin. The natural gas transmission gross margin increased by $93,000 resulting from an increase in transportation services. Other operating expenses, primarily payroll, pension, insurance and customer service costs, were higher primarily as a result of customer growth. Depreciation was also higher, reflecting the continued investment in plant assets.

PROPANE

During the third quarter of 2004, the propane segment experienced a reduction of $31,000 in operating loss compared to the third quarter of 2003. An increase of $371,000 in gross margin was largely offset by an increase of $340,000 in other operating expenses.


- ------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30,        2004          2003         CHANGE
- ------------------------------------------------------------------------------------
 Revenue . . . . . . . . . . . . . . . . .  $ 4,719,959   $ 3,636,283   $ 1,083,676
 Cost of sales . . . . . . . . . . . . . .    2,993,237     2,280,092       713,145
- ------------------------------------------------------------------------------------
 Gross margin. . . . . . . . . . . . . . .    1,726,722     1,356,191       370,531

 Other Operating Expenses:
   Operations & maintenance. . . . . . . .    2,752,409     2,422,607       329,802
   Depreciation & amortization . . . . . .      391,099       385,151         5,948
   Other taxes . . . . . . . . . . . . . .      130,836       145,140       (14,304)
- ------------------------------------------------------------------------------------
 Other operating expenses. . . . . . . . .    3,274,344     2,952,898       321,446
- ------------------------------------------------------------------------------------
 Total Operating Loss. . . . . . . . . . .  $(1,547,622)  $(1,596,707)  $    49,085
====================================================================================


The Delmarva distribution operations experienced an increase in gross margin of $102,000 that was more than offset by an increase in other operating expenses of $291,000. The Florida propane distribution operations experienced a decrease in operating losses of $103,000. An increase of $109,000 in gross margin was slightly offset by an increase of $5,000 in other operating expenses. The improvement in Florida's gross margin occurred due to a reduction in service department costs caused by terminating house piping service offerings at certain locations.

The Company's propane wholesale marketing operation increased operating income $117,000 compared to the third quarter of 2003. Gross margins improved $160,000 but were partially offset by an increase of $43,000 in other operating expenses.

ADVANCED  INFORMATION  SERVICES

The advanced information services business contributed operating income of $45,000 for the third quarter of 2004, a decrease of $55,000 compared to the third quarter of last year.


- ------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30,        2004          2003         CHANGE
- ------------------------------------------------------------------------------------
 Revenue . . . . . . . . . . . . . . . . .  $ 3,002,825   $ 2,661,472   $   341,353
 Cost of sales . . . . . . . . . . . . . .    1,733,059     1,281,096       451,963
- ------------------------------------------------------------------------------------
 Gross margin. . . . . . . . . . . . . . .    1,269,766     1,380,376      (110,610)

 Other Operating Expenses:
   Operations & maintenance. . . . . . . .    1,083,639     1,130,888       (47,249)
   Depreciation & amortization . . . . . .       32,690        47,256       (14,566)
   Other taxes . . . . . . . . . . . . . .      108,739       102,737         6,002
- ------------------------------------------------------------------------------------
 Other operating expenses. . . . . . . . .    1,225,068     1,280,881       (55,813)
- ------------------------------------------------------------------------------------
 Total Operating Income. . . . . . . . . .  $    44,698   $    99,495   $   (54,797)
====================================================================================


The advanced information services segment increased its revenue by $341,000; however, the cost of sales increased by $452,000, resulting in a decrease in gross margin. The 2003 results included the sale of rights to an internally-developed software product. The product development costs were expensed as incurred, therefore, there was no associated cost of sales in 2003. The sale added $284,000 to operating income for the third quarter of 2003.

Operations expenses in 2004 included costs to enhance the Lightweight Association Management Processing System (LAMPS) software product. Version 2.0 of LAMPS was released on October 7, 2004. These costs were offset by reduced incentive compensation costs.

OTHER  BUSINESS  OPERATIONS  AND  ELIMINATIONS

Other operations and eliminating entries contributed operating income of $149,000 for the third quarter of 2004 compared to operating income of $83,000 for the third quarter of last year. Other operations consist primarily of subsidiaries that own real estate leased to other Company subsidiaries. Eliminations are entries required to eliminate activities between business segments from the consolidated results.


- ------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30,        2004          2003         CHANGE
- ------------------------------------------------------------------------------------
 Revenue . . . . . . . . . . . . . . . . .  $   154,623   $   174,529   $   (19,906)
 Cost of sales . . . . . . . . . . . . . .            -             -             -
- ------------------------------------------------------------------------------------
 Gross margin. . . . . . . . . . . . . . .      154,623       174,529       (19,906)

 Other Operating Expenses:
   Operations & maintenance. . . . . . . .       68,694        18,573        50,121
   Depreciation & amortization . . . . . .       51,263        59,529        (8,266)
   Other taxes . . . . . . . . . . . . . .       16,723        13,656         3,067
- ------------------------------------------------------------------------------------
 Other operating expenses. . . . . . . . .      136,680        91,758        44,922
- ------------------------------------------------------------------------------------
 Operating Income - Other. . . . . . . . .       17,943        82,771       (64,828)
 Operating Income - Eliminations . . . . .        8,039        11,794        (3,755)
- ------------------------------------------------------------------------------------
 Total Operating Income. . . . . . . . . .  $    25,982   $    94,565   $   (68,583)
====================================================================================


DISCONTINUED  OPERATIONS

In 2003, Chesapeake decided to exit the water services business. Six of seven water dealerships were sold during 2003 and the remaining operation in October 2004. During the third quarter of 2004 the Company recorded an asset impairment of approximately $30,000 (after-tax) based on the preliminary sales agreement. The results of the water companies' operations for all periods presented in the consolidated income statements have been reclassified to discontinued operations and shown net of tax. For the third quarter of 2004 discontinued operations experienced a loss from operations of $42,000 (in addition to the $30,000 expected impairment noted above), compared to a loss of $44,000 in the third quarter of 2003.

INCOME  TAXES

The Company's income tax benefit for the third quarter of 2004 was lower than 2003 due to a lower loss. The federal income tax rate was consistent from year to year.

INTEREST  EXPENSE

Interest for the third quarter of 2004 decreased approximately $94,000, or 7 percent, over the same period in 2003. The decrease resulted from the scheduled repayments of principal of long-term debt and lower short-term borrowing.

The average long-term debt balance in the third quarter of 2004 was $71.5 million, compared to $75.5 million in the second quarter of 2003. The average interest rate was 7.2 percent during both periods. The average borrowing against the Company's short-term credit facilities during the third quarter of 2004 was $27,000, compared to $2.6 million in the third quarter of 2003.

RESULTS  OF  OPERATIONS  FOR  THE  NINE  MONTHS  ENDED  SEPTEMBER  30,  2004

CONSOLIDATED  OVERVIEW

The Company's net income from continuing operations was $5.8 million or $1.00 per share (fully diluted), for the first nine months of 2004, a decline of $1.1 million compared to net income from continuing operations of $6.9 million, or $1.21 per share (fully diluted) for the corresponding period in 2003. The decrease principally reflects a decline in operating income caused by warmer temperatures on the Delmarva Peninsula. Management estimates that warmer weather negatively impacted margins by $1.1 million. The natural gas segment was able to partially offset the impact of warmer weather through customer growth. Additionally, the Company has incurred approximately $331,000 of expenses through September 30, 2004 related to compliance with section 404 of the Sarbanes Oxley legislation. These costs include incremental audit fees, expansion of the Internal Audit Department and hiring an outside consultant. The Company estimates that the total incremental cost of these compliance efforts will be approximately $500,000 in 2004. The Company's Florida service territory was impacted by three hurricanes during August and September of 2004. See Note 3 to the Condensed Consolidated Financial Statements for information on the incurred and expected future effects from the hurricanes.

In the fourth quarter of 2003, the Company restated its quarterly financial statements for prior periods to reflect the results of its Delaware and Maryland natural gas divisions on the accrual revenue recognition method rather than the "as billed" revenue recognition method. See Note 1 to the Condensed Consolidated Financial Statements. Additional information regarding this restatement can also be found in the Company's report on Form 10-K for the year ended December 31, 2003.


- ------------------------------------------------------------------------------------
                                         .      2004          2003
FOR THE NINE MONTHS ENDED SEPTEMBER 30,. .                  RESTATED       CHANGE
- ------------------------------------------------------------------------------------
 Operating Income
   Natural Gas Distribution & Transmission  $11,674,347   $11,829,156   $  (154,809)
   Propane . . . . . . . . . . . . . . . .      892,459     2,898,743    (2,006,284)
   Advanced Information Services . . . . .      376,533       326,129        50,404
   Other & eliminations. . . . . . . . . .      201,500       271,302       (69,802)
- ------------------------------------------------------------------------------------
 Operating Income. . . . . . . . . . . . .   13,144,839    15,325,330    (2,180,491)

 Other Income. . . . . . . . . . . . . . .      215,051        63,289       151,762
 Interest Charges. . . . . . . . . . . . .    3,980,395     4,314,742      (334,347)
 Income Taxes. . . . . . . . . . . . . . .    3,578,614     4,212,031      (633,417)
- ------------------------------------------------------------------------------------
 Net Income from Continuing Operations . .  $ 5,800,881   $ 6,861,846   $(1,060,965)
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

NATURAL  GAS  DISTRIBUTION  AND  TRANSMISSION

The natural gas distribution and transmission segment earned operating income of $11.6 million for the first nine months of 2004 compared to $11.8 million for the corresponding period last year, a decrease of $267,000.


- ------------------------------------------------------------------------------------
                                         .      2004          2003
FOR THE NINE MONTHS ENDED SEPTEMBER 30,. .                  RESTATED       CHANGE
- ------------------------------------------------------------------------------------
 Revenue . . . . . . . . . . . . . . . . .  $86,441,192   $78,843,729   $ 7,597,463
 Cost of gas . . . . . . . . . . . . . . .   52,596,322    46,486,758     6,109,564
- ------------------------------------------------------------------------------------
 Gross margin. . . . . . . . . . . . . . .   33,844,870    32,356,971     1,487,899

 Other Operating Expenses:
   Operations & maintenance. . . . . . . .   15,715,467    14,491,058     1,224,409
   Depreciation & amortization . . . . . .    4,078,568     3,851,059       227,509
   Other taxes . . . . . . . . . . . . . .    2,376,488     2,185,698       190,790
- ------------------------------------------------------------------------------------
 Other operating expenses. . . . . . . . .   22,170,523    20,527,815     1,642,708
- ------------------------------------------------------------------------------------
 Total Operating Income. . . . . . . . . .  $11,674,347   $11,829,156   $  (154,809)
====================================================================================


Gross margin for the Delaware and Maryland distribution divisions increased $158,000 over 2003 due to an increase in customers that offset the negative impact of warmer temperatures. Delaware and Maryland experienced an increase of 2,237 in the number of residential customers during the nine months ended September 30, 2004, a 7.0 percent increase compared to the first nine months of 2003. The increase was primarily the result of new housing construction. The Company estimates that each residential customer added contributes $372 annually to gross margin and requires an additional cost of $104 for operations and maintenance expenses. This growth offset a temperature decline of 9 percent (303 heating degree-days) for the first nine months of 2004 compared to the same period of 2003. Management estimates that warmer temperatures negatively impacted margins by $545,000. Temperatures were 4 percent colder (103 heating degree-days) than the 10-year average. The Company estimates that, on an annual basis, each heating degree-day changes gross margin on gas sales by $1,800.

Gross margin for the Florida distribution operations increased by $798,000, due to an increase of 6.7 percent in the number of residential customers and growth in the industrial gross margin. The natural gas transmission gross margin increased by $517,000. Firm transportation services increased $449,000 due to firm customers adding capacity. Additionally, interruptible transportation increased $65,000 over 2003.

The gross margin increases were offset by higher operating expenses primarily due to customer growth. Payroll, benefits and facilities costs were up. Depreciation was also higher, reflecting the continued investment in plant assets.

PROPANE

During the nine months ended September 30, 2004, the propane segment experienced a decrease of $2.0 million in operating income compared to the same period in 2003, reflecting a gross margin decrease of $1.8 million and an increase in operating expenses of $217,000.


- ------------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30,. .      2004          2003         CHANGE
- ------------------------------------------------------------------------------------
 Revenue . . . . . . . . . . . . . . . . .  $28,934,622   $29,420,717   $  (486,095)
 Cost of sales . . . . . . . . . . . . . .   17,558,053    16,236,221     1,321,832
- ------------------------------------------------------------------------------------
 Gross margin. . . . . . . . . . . . . . .   11,376,569    13,184,496    (1,807,927)

 Other Operating Expenses:
   Operations & maintenance. . . . . . . .    8,789,573     8,579,532       210,041
   Depreciation & amortization . . . . . .    1,145,062     1,143,516         1,546
   Other taxes . . . . . . . . . . . . . .      549,475       562,705       (13,230)
- ------------------------------------------------------------------------------------
 Other operating expenses. . . . . . . . .   10,484,110    10,285,753       198,357
- ------------------------------------------------------------------------------------
 Total Operating Income. . . . . . . . . .  $   892,459   $ 2,898,743   $(2,006,284)
====================================================================================


The Delmarva distribution operations experienced a drop in gross margin of $993,000, caused primarily by warmer temperatures. Retail volumes sold decreased 957,000 gallons, or 6 percent, for the first nine months of 2004 compared to 2003. Management estimates that the negative impact of weather on gross margin was $512,000. Temperatures in the first nine months of 2004 were 9 percent warmer than the first nine months of 2003 (303 heating degree-days) but 4 percent colder than the 10-year average (103 heating degree-days). The Company estimates that on an annual basis, each heating degree-day generates gross margin of $1,691. Additionally, there was a reduction caused by the closing of a poultry processing plant in the fourth quarter of 2003 and by an outbreak of avian influenza on the Delmarva Peninsula in the first quarter or 2004. The plant is not expected to reopen. The influenza outbreak was contained. The Florida propane distribution operations experienced a decrease in gross margin of $54,000. The decrease was due primarily to a one-time service project that contributed $192,000 to the 2003 gross margin, partially offset by a reduction of service department costs during 2004.

The Company's propane wholesale marketing operation contributed $241,000 to operating income; however, this was a decrease of $539,000 compared to the same period in 2003. This reflects a conservative strategy taken in the wholesale marketing operation, due to the high level of energy prices.

ADVANCED  INFORMATION  SERVICES

The advanced information services business contributed operating income of $377,000 for the nine months ended September 30, 2004 compared to $326,000 for the same period last year, an increase of $50,000.


- ------------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30,. .      2004          2003         CHANGE
- ------------------------------------------------------------------------------------
 Revenue . . . . . . . . . . . . . . . . .  $ 9,463,855   $ 9,148,067   $   315,788
 Cost of sales . . . . . . . . . . . . . .    5,276,546     5,043,257       233,289
- ------------------------------------------------------------------------------------
 Gross margin. . . . . . . . . . . . . . .    4,187,309     4,104,810        82,499

 Other Operating Expenses:
   Operations & maintenance. . . . . . . .    3,313,835     3,239,012        74,823
   Depreciation & amortization . . . . . .      106,365       146,127       (39,762)
   Other taxes . . . . . . . . . . . . . .      390,576       393,542        (2,966)
- ------------------------------------------------------------------------------------
 Other operating expenses. . . . . . . . .    3,810,776     3,778,681        32,095
- ------------------------------------------------------------------------------------
 Total Operating Income. . . . . . . . . .  $   376,533   $   326,129   $    50,404
====================================================================================


During the first nine months of 2004 gross margin grew by $82,000. Other operating expenses increased primarily as a result of development work to enhance the LAMPS software product. Version 2.0 of LAMPS was released on October 7, 2004. The 2003 results included a one-time sale of rights to a software product that increased operating income by $284,000.

OTHER  BUSINESS  OPERATIONS  AND  ELIMINATIONS

Other operations and eliminating entries contributed operating income of $308,000 for the nine months ended September 30, 2004 compared to income of $248,000 for the same period last year. Other operations consist primarily of subsidiaries that own real estate leased to other Company subsidiaries. Eliminations are entries required to eliminate activities between business segments from the consolidated results.


- ------------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30,. .      2004          2003         CHANGE
- ------------------------------------------------------------------------------------
 Revenue . . . . . . . . . . . . . . . . .  $   492,755   $   527,100   $   (34,345)
 Cost of sales . . . . . . . . . . . . . .            -             -             -
- ------------------------------------------------------------------------------------
 Gross margin. . . . . . . . . . . . . . .      492,755       527,100       (34,345)

 Other Operating Expenses:
   Operations & maintenance. . . . . . . .      110,343        58,907        51,436
   Depreciation & amortization . . . . . .      158,401       178,589       (20,188)
   Other taxes . . . . . . . . . . . . . .       46,629        41,260         5,369
- ------------------------------------------------------------------------------------
 Other operating expenses. . . . . . . . .      315,373       278,756        36,617
- ------------------------------------------------------------------------------------
 Operating Income - Other. . . . . . . . .      177,382       248,344       (70,962)
 Operating Income - Eliminations . . . . .       24,118        22,958         1,160
- ------------------------------------------------------------------------------------
 Total Operating Income. . . . . . . . . .  $   201,500   $   271,302   $   (69,802)
====================================================================================


DISCONTINUED  OPERATIONS

In 2003, Chesapeake decided to exit the water services business. Six of seven water dealerships were sold during 2003 and the remaining operation was sold October 2004. At September 30, 2004, the Company recorded an expected asset impairment of $30,000 (after tax), based on the preliminary agreement. The results of the water companies' operations for all periods presented in the consolidated income statements, have been reclassified to discontinued operations and shown net of tax. For the first nine months of 2004 the discontinued operations experienced an operating loss of $58,000 (in addition to the $30,000 asset impairment noted above), compared to a loss of $278,000 for the same period in 2003.

INCOME  TAXES

The Company's income tax cost for the nine months ended September 30, 2004 was lower than 2003 due to lower income. The federal income tax rate was consistent from year to year.

INTEREST  EXPENSE

Interest for the nine months ended September 30, 2004 decreased approximately $334,000, or 8 percent, over the same period in 2003. The decrease resulted from the scheduled repayments of principal of long-term debt and lower short-term borrowing.

The average long-term debt balance for the first nine months of 2004 was $71.7 million compared to $75.8 for the same period in 2003. The average interest rate was 7.2 percent for both periods. The average short-term borrowing for the first nine months of 2004 was $207,000 compared to $3.4 million for 2003.

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

On April 1, 2003, Eastern Shore filed an application before the FERC requesting authorization for the following: (1) Phase I - upgrade of Parkesburg Metering & Regulating Station; (2) Phase II - construct and operate 2.7 miles of 16-inch mainline looping in Pennsylvania; and (3) Phase III - construct and operate 3.0 miles of 16-inch mainline looping and a pressure control station in Delaware. The purpose of this construction is to enable Eastern Shore to provide additional daily firm transportation capacity of 15,100 dekatherms on Eastern Shore's system phased in over a three-year period commencing November 1, 2003. Phase I of this expansion was completed and placed into service on November 1, 2003. Bids for Phase II construction were received and a contract awarded. Construction for Phase II started in July 2004 with a projected completion and in-service date of November 2004. Phase III is expected to be constructed during 2005.

In October 2002, Eastern Shore filed an application with the FERC for recovery of gas supply realignment costs associated with the implementation of FERC Order No. 636. The costs totaled $196,000 (including interest). At that time, the FERC would not review Eastern Shore's filing because the FERC wished to settle a related matter with another transmission company first. The other transmission company submitted a filing on December 5, 2003. Eastern Shore is preparing to resubmit its transition cost recovery filing.

Eastern Shore, on February 9, 2004, filed with the FERC a Plan and Schedule for Standards of Conduct Compliance as directed by the FERC's Order No. 2004, issued on November 25, 2003. Such Standards of Conduct govern the relationship between transmission providers such as Eastern Shore and their energy affiliates. Order No. 2004 revises and conforms the current gas and electric standards by broadening the definition of an energy affiliate covered by such standards of conduct and applies them uniformly to natural gas pipeline and electric transmission providers. Further, the standards will assure that transmission providers cannot extend their market power over transmission to other energy markets by giving their energy affiliates unduly preferential treatment. The standards also help ensure transmission providers offer service to all customers on a non-discriminatory basis. The deadline for compliance with the Standards of Conduct was September 22, 2004. Eastern Shore performed the necessary training required by FERC and completed the posting of required information as described in Order 2004.

Eastern Shore is also following the FERC's recent rulemaking pertaining to creditworthiness standards for interstate natural gas pipelines. Eastern Shore will evaluate its current tariff creditworthiness provisions and make any necessary revisions to conform to the FERC's rules relating to such standards.

On November 19, 2001, the Florida division filed a petition with the Florida Public Service Commission ( the "Florida PSC") for approval of certain transportation cost recovery rates. The Florida PSC approved the rates on January 24, 2002, which provide for the recovery, over a two-year period, of the Florida division's actual and projected non-recurring expenses incurred in the implementation of the transportation provisions of the tariff as approved in a November 2000 rate case. The Florida division filed a petition on February 4, 2004, to dispose of a minor under-recovery of the actual expenses incurred to implement the tariff provisions. The petition was approved by the Florida PSC at its March 23, 2004 agenda conference.

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

On May 3, 2004, the Florida division filed its Conservation Program Cost Recovery True-up for the calendar year 2003 with the Florida PSC. The Florida PSC audited the program's revenues and expenditures and recommended a minor adjustment to the amounts. The Florida division accepted the Florida PSC findings and the 2005 conservation rates were approved by the Florida PSC on November 4, 2004.

On August 25, 2004, the Florida division filed with the Florida PSC a petition for authorization to restructure rates and establish new customer classifications. The filing would allow the Florida division to collect a greater percentage of revenues from fixed charges, rather than variable charges based on consumption. The Florida PSC is expected to rule on this request in the first quarter of 2005.

On September 1, 2004, the Delaware division filed its annual Gas Sales Service Rates ("GSR") application that will be effective for service rendered on and after November 1, 2004, with the Delaware Public Service Commission (Delaware "PSC"). Along with the GSR application, the Delaware division also filed a proposed natural gas commodity procurement plan, developed by an independent consultant retained by the division and the Delaware PSC staff. The Delaware PSC approved the GSR charges, subject to full evidentiary hearings and a final decision by the Commission, on September 14, 2004.

In September, the Maryland division filed a proposed quarterly GSR charge to become effective October 1, 2004, subject to review during the annual gas cost proceeding. The quarterly filings allow the division to set gas cost recovery rates at a level that closely reflects the current market rate for natural gas commodities. The Maryland PSC issued new proposed code of conduct and affiliate transaction regulations on May 10, 2004. The proposed regulations do contain a clause that allows the Commission to waive any of the regulations for a utility because of "good cause" shown. The final regulations are not expected to be effective until the end of 2004 or the beginning of 2005, due to the time needed for a review by the Governor's office, publication in the Maryland Register and a comment period.

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

CAUTIONARY  STATEMENT

Chesapeake has made statements in this report that are considered to be forward-looking statements. These statements are not matters of historical fact. Sometimes they contain words such as "believes," "expects," "intends," "plans," "will," or "may," and other similar words of a predictive nature. These statements relate to matters such as the sale of the water businesses, customer growth, changes in revenues or gross margins, capital expenditures, environmental remediation costs, regulatory approvals, market risks associated with the Company's propane wholesale marketing operation, competition, inflation and other matters. It is important to understand that these forward-looking statements are not guarantees, but are subject to certain risks and uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, among other things:

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


ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Market risk represents the potential loss arising from adverse changes in market rates and prices. Long-term debt is subject to potential losses based on the change in interest rates. The Company's long-term debt consists primarily of fixed rate senior notes, first mortgage bonds and convertible debentures, none of which was issued for trading purposes. The carrying value of long-term debt at September 30, 2004 was $71.4 million, with a fair value of $77.6 million, based mainly on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The Company is exposed to changes in interest rates due to the use of fixed rate long-term debt to finance the business. Management continually monitors fluctuations in interest rates and debt markets to assess the benefits of changing the mix of long and short-term debt or refinancing existing debt.

The Company's propane distribution business is exposed to market risk as a result of propane storage activities and entering into fixed price contracts for supply. The Company can store up to approximately 4 million gallons (including leased storage) of propane during the winter season to meet its customers' peak requirements and to serve metered customers. Decreases in the wholesale price of propane will cause the value of stored propane to decline. To mitigate the impact of price fluctuations, the Company has adopted a risk management policy that allows the propane distribution operation to enter into fair value hedges of its inventory. At September 30, 2004 the Company had entered into a "put" contract for 1.1 million gallons of propane to protect against a drop in the inventory value. The "put" expires in January 2005.

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

The forward and futures contracts are entered into for trading and wholesale marketing purposes. The propane wholesale marketing business is subject to commodity price risk on its open positions to the extent that market prices for NGL deviate from fixed contract settlement prices. Market risk associated with the trading of futures and forward contracts are monitored daily for compliance with the Company's Risk Management Policy, which includes volumetric limits for open positions. To manage exposures to changing market prices, open positions are marked up or down to market prices and reviewed by oversight officials on a daily basis. Additionally, the Risk Management Committee reviews periodic reports on market and the credit risk of counter-parties, approves any exceptions to the Risk Management Policy (within limits established by the Board of Directors) and authorizes the use of any new types of contracts. Quantitative information on forward and futures contracts at September 30, 2004 is presented in the following table. All of the contracts mature within twelve months.


- --------------------------------------------------------------------------
                           QUANTITY       ESTIMATED      WEIGHTED AVERAGE
 AT SEPTEMBER 30, 2004    IN GALLONS    MARKET PRICES    CONTRACT PRICES
- --------------------------------------------------------------------------
 FORWARD CONTRACTS
 Sale. . . . . . . . .   12,537,000   $0.8350 - $0.8600       $0.7907
 Purchase. . . . . . .    7,980,000   $0.8350 - $0.8550       $0.7735

 FUTURES CONTRACTS
 Sale. . . . . . . . .      420,000   $0.8375 - $0.8400       $0.7950
- --------------------------------------------------------------------------

 Estimated market prices and weighted average contract prices are in dollars per gallon.


ITEM  4.     CONTROLS  AND  PROCEDURES

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

The Chief Executive Officer and Chief Financial Officer of the Company, with the participation of other Company officials, have evaluated the Company's "disclosure controls and procedures" (as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2004. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

CHANGES  IN  INTERNAL  CONTROL  OVER  FINANCIAL  REPORTING

During the quarter ended September 30, 2004, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The Company did not repurchase any of its shares of common stock during the three month period ended September 30, 2004. Chesapeake has no publicly announced plans or programs to repurchase its shares.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None

ITEM  5.  OTHER  INFORMATION

     None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
     (a)  Exhibits:
          - Exhibit 31.1 - Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated November 9, 2004
          - Exhibit 31.2 - Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated November 9, 2004
          - Exhibit 32.1 - Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350, dated November 9, 2004
          - Exhibit 32.2 - Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350, dated November 9, 2004
     (b) Reports on Form 8-K: August 5, 2004 furnishing the Company's earnings press release for the quarter ended June 30, 2004 (Items 7 and 12).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Chesapeake  Utilities  Corporation




/s/  Michael  P.  McMasters
- ---------------------------
Michael  P.  McMasters
Vice  President  and  Chief  Financial  Officer


Date:  November  9,  2004