Form 10-Q
period 2005-03-31
CHESAPEAKE UTILITIES CORP
filed 2005-05-10
CIK 19745

Securities and Exchange Commission
Washington, D.C. 20549
_______________________________
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

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

(302) 734-6799
(Registrant’s Telephone Number, including Area Code)

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

Common Stock, par value $.4867 — 5,799,920 shares outstanding as of March 31, 2005.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

For the Three Months Ended March 31,	2005	2004
Operating Revenues	$77,845,249	$63,762,360

Operating Expenses
Cost of sales, excluding costs below	52,552,930	40,397,011
Operations	10,107,515	9,167,655
Maintenance	329,575	380,570
Depreciation and amortization	1,900,971	1,810,624
Other taxes	1,449,915	1,307,193
Total operating expenses	66,340,906	53,063,053
Operating Income	11,504,343	10,699,307

Other income net of other expenses	82,380	102,476

Interest charges	1,277,778	1,326,766

Income Before Income Taxes	10,308,945	9,475,017

Income taxes	4,076,149	3,701,483

Income from Continuing Operations	6,232,796	5,773,534

Loss from discontinued operations, net of tax benefit of $18,491	-	(34,335)

Net Income	$6,232,796	$5,739,199

Earnings Per Share of Common Stock:
Basic
From continuing operations	$1.08	$1.01
From discontinued operations	-	-
Basic	$1.08	$1.01
Diluted
From continuing operations	$1.05	$0.99
From discontinued operations	-	(0.01)
Diluted	$1.05	$0.98

Cash Dividends Declared Per Share of Common Stock:	$0.280	$0.275

The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31,	2005	2004

Operating Activities
Net Income	$6,232,796	$5,739,199
Adjustments to reconcile net income to net operating cash:
Depreciation and amortization	1,900,971	1,810,624
Depreciation and accretion included in other costs	657,933	629,787
Deferred income taxes, net	(1,105,438)	(409,568)
Mark-to-market adjustments	(334,668)	174,743
Employee benefits and compensation	412,783	462,582
Other, net	614	3,796
Changes in assets and liabilities:
Accounts receivable and accrued revenue	2,044,547	840,055
Propane inventory, storage gas and other inventory	5,781,964	3,682,438
Regulatory assets	1,105,743	3,025,443
Prepaid expenses and other current assets	58,893	586,339
Other deferred charges	5,375	(1,776)
Long-term receivables	71,812	49,761
Accounts payable and other accrued liabilities	(8,125,481)	(946,175)
Income taxes receivable	5,079,522	3,829,922
Accrued interest	976,494	981,715
Customer deposits and refunds	(1,265,284)	(956,968)
Accrued compensation	(653,247)	(1,694,446)
Regulatory liabilities	3,083,871	(579,061)
Environmental and other liabilities	130,134	32,627
Net cash provided by operating activities	16,059,334	17,261,037

Investing Activities
Property, plant and equipment expenditures	(3,535,006)	(2,688,001)
Other and environmental recoveries	126,362	237,806
Net cash used by investing activities	(3,408,644)	(2,450,195)

Financing Activities
Common stock dividends	(1,474,663)	(1,364,807)
Issuance of stock for Dividend Reinvestment Plan	26,255	54,825
Change in cash overdrafts due to outstanding checks	(301,758)	(445,478)
Net repayment under line of credit agreements	(4,443,417)	(3,515,258)
Repayment of long-term debt	(1,005,140)	(1,000,199)
Net cash used by financing activities	(7,198,723)	(6,270,917)

Net Increase in Cash and Cash Equivalents	5,451,967	8,539,925
Cash and Cash Equivalents — Beginning of Period	1,611,761	3,108,501
Cash and Cash Equivalents — End of Period	$7,063,728	$11,648,426

The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	For the Three Months Ended March 31, 2005	For the Twelve Months Ended December 31, 2004
Common Stock
Balance — beginning of period	$2,812,538	$2,754,748
Dividend Reinvestment Plan	3,175	20,125
Retirement Savings Plan	1,492	19,058
Conversion of debentures	1,457	9,060
Performance shares and options exercised	5,430	9,547
Balance — end of period	2,824,092	2,812,538

Additional Paid-in Capital
Balance — beginning of year	36,854,717	34,176,361
Dividend Reinvestment Plan	172,220	996,715
Retirement Savings Plan	120,001	946,319
Conversion of debentures	49,403	307,940
Performance shares and options exercised	273,655	427,382
Balance — end of period	37,469,996	36,854,717

Retained Earnings
Balance — beginning of period	39,015,087	36,008,246
Net income	6,232,796	9,428,767
Cash dividends	(1,624,760)	(6,403,450)
Loss on issuance of treasury stock	-	(18,476)
Balance — end of period	43,623,123	39,015,087

Accumulated Other Comprehensive Income
Balance — beginning of period	(527,246)	-
Minimum pension liability adjustment, net of tax	-	(527,246)
Balance — end of period	(527,246)	(527,246)

Deferred Compensation Obligation
Balance — beginning of period	816,044	913,689
New deferrals	107,498	296,790
Payout of deferred compensation	-	(394,435)
Balance — end of period	923,542	816,044

Treasury Stock
Balance — beginning of period	(1,008,696)	(913,689)
New deferrals related to compensation obligation	(107,498)	(296,790)
Purchase of treasury stock	(68,884)	(355,424)
Sale and distribution of treasury stock	206,001	557,207
Balance — end of period	(979,077)	(1,008,696)

Total Stockholders’ Equity	$83,334,430	$77,962,444

The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

Assets	March 31, 2005	December 31, 2004

Property, Plant and Equipment
Natural gas distribution and transmission	$199,657,417	$198,306,668
Propane	38,705,104	38,344,983
Advanced information services	1,504,645	1,480,779
Other plant	8,701,249	9,368,153
Total property, plant and equipment	248,568,415	247,500,583
Less: Accumulated depreciation and amortization	(74,104,663)	(73,213,605)
Plus: Construction work in progress	3,980,937	2,766,209
Net property, plant and equipment	178,444,689	177,053,187

Investments	380,440	386,422

Current Assets
Cash and cash equivalents	7,063,728	1,611,761
Accounts receivable (less allowance for uncollectible accounts of $690,052 and $610,819, respectively)	35,014,867	36,938,688
Accrued revenue	5,109,229	5,229,955
Propane inventory, at average cost	2,955,293	4,654,119
Other inventory, at average cost	1,524,238	1,056,530
Regulatory assets	1,505,461	2,435,284
Storage gas prepayments	534,536	5,085,382
Income taxes receivable	-	719,078
Deferred income taxes receivable	711,492	-
Prepaid expenses	1,682,133	1,759,643
Other current assets	631,629	459,908
Total current assets	56,732,606	59,950,348

Deferred Charges and Other Assets
Goodwill	674,451	674,451
Other intangible assets, net	216,156	219,964
Long-term receivables	1,137,222	1,209,034
Other regulatory assets	1,349,061	1,542,741
Other deferred charges	889,136	902,281
Total deferred charges and other assets	4,266,026	4,548,471

Total Assets	$239,823,761	$241,938,428

The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

Capitalization and Liabilities	March 31, 2005	December 31, 2004

Capitalization
Stockholders' equity
Common Stock, par value $.4867 per share; (authorized 12,000,000 shares) (1)	$2,824,092	$2,812,538
Additional paid-in capital	37,469,996	36,854,717
Retained earnings	43,623,123	39,015,087
Accumulated other comprehensive income	(527,246)	(527,246)
Deferred compensation obligation	923,542	816,044
Treasury stock	(979,077)	(1,008,696)
Total stockholders' equity	83,334,430	77,962,444
Long-term debt, net of current maturities	65,133,454	66,189,454
Total capitalization	148,467,884	144,151,898

Current Liabilities
Current portion of long-term debt	2,909,091	2,909,091
Short-term borrowing	256,583	5,001,757
Accounts payable	22,315,857	30,938,272
Customer deposits and refunds	3,412,934	4,678,218
Accrued interest	1,577,589	601,095
Dividends payable	1,624,749	1,617,245
Income taxes payable	4,360,444	-
Deferred income taxes payable	-	571,876
Accrued compensation	1,917,772	2,680,370
Regulatory liabilities	3,660,814	571,111
Other accrued liabilities	2,115,910	1,800,541
Total current liabilities	44,151,743	51,369,576

Deferred Credits and Other Liabilities
Deferred income taxes payable	23,528,344	23,350,414
Deferred investment tax credits	424,205	437,909
Other regulatory liabilities	1,686,953	1,578,374
Environmental liabilities	455,830	461,656
Accrued pension costs	2,992,388	3,007,949
Accrued asset removal cost	15,436,441	15,024,849
Other liabilities	2,679,973	2,555,803
Total deferred credits and other liabilities	47,204,134	46,416,954

Commitments and Contingencies (Note 3)

Total Capitalization and Liabilities	$239,823,761	$241,938,428

(1) Shares issued were 5,802,714 and 5,778,976 for 2005 and 2004, respectively. Shares outstanding were 5,799,920 and 5,769,558 for 2005 and 2004, respectively.

The accompanying notes are an integral part of these financial statements.

Notes to Condensed Consolidated Financial Statements

1.	Quarterly Financial Data

The financial information for Chesapeake Utilities Corporation (the “Company” or “Chesapeake”) included herein is unaudited and should be read in conjunction with the Company’s Annual Report on Form 10-K; however, the year-end balance sheet data has been derived from audited financial statements. In the opinion of management, this financial information reflects normal recurring adjustments that are necessary for a fair presentation of the Company’s interim results. In accordance with United States Generally Accepted Accounting Principles, the Company’s management makes certain estimates and assumptions regarding: 1) reported amounts of assets and liabilities, 2) disclosure of contingent assets and liabilities at the date of the financial statements and 3) reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Due to the seasonal nature of the Company’s business, there are substantial variations in the results of operations reported on a quarterly basis and, accordingly, results for any particular quarter may not give a true indication of results for the year.

Chesapeake did not have any changes in the components of comprehensive income that are required to be reported by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” for the quarters ended March 31, 2005 or 2004.

2.  Calculation of Earnings Per Share

For the Three Months Ended March 31,	2005	2004
Calculation of Basic Earnings Per Share from Continuing Operations:
Income from continuing operations	$6,232,796	$5,773,534
Weighted average shares outstanding	5,793,825	5,688,430
Basic Earnings Per Share from Continuing Operations	$1.08	$1.01

Calculation of Diluted Earnings Per Share from Continuing Operations:
Reconciliation of Numerator:
Income from continuing operations — Basic	$6,232,796	$5,773,534
Effect of 8.25% Convertible debentures *	32,429	35,666
Adjusted numerator — Diluted	$6,265,225	$5,809,200

Reconciliation of Denominator:
Weighted shares outstanding — Basic	5,793,825	5,688,430
Effect of dilutive securities *
Stock options	1,547	4,152
Warrants	9,646	8,759
8.25% Convertible debentures	154,070	168,946
Adjusted denominator — Diluted	5,959,088	5,870,287

Diluted Earnings Per Share from Continuing Operations	$1.05	$0.99

* Amounts associated with securities resulting in an anti-dilutive effect on earnings per share are not included in this calculation.

3.	Commitments and Contingencies

Environmental Matters

In 2004, Chesapeake received a Certificate of Completion for remedial work at one former gas manufacturing plant site and is currently participating in the investigation, assessment or remediation of two other former gas manufacturing plant sites. These sites are located in three different jurisdictions. The Company has accrued liabilities for three sites referred to respectively as the Dover Gas Light, Salisbury Town Gas Light and the Winter Haven Coal Gas sites. The Company is currently in discussions with the Maryland Department of the Environment (“MDE”) regarding the possible responsibilities of the Company with respect to a fourth former gas manufacturing plant site in Cambridge, Maryland.

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

At March 31, 2005, the Company had accrued $10,000 for costs associated with the Dover Gas Light site and had recorded an associated regulatory asset for the same amount. Through March 31, 2005, the Company has incurred approximately $9.7 million in costs relating to environmental testing and remedial action studies at the site. Approximately $9.8 million has been recovered through March 2005 from other parties or through rates. The over-recovery is temporary and will reverse in future periods as rates are adjusted to reflect recoveries from other parties.

Salisbury Town Gas Light Site
In cooperation with the MDE, the Company has completed remediation of the Salisbury Town Gas Light site, located in Salisbury, Maryland, where it was determined that a former manufactured gas plant had caused localized ground-water contamination. During 1996, the Company completed construction and began Air Sparging and Soil-Vapor Extraction (“AS/SVE”) remediation procedures. Chesapeake has been reporting the remediation and monitoring results to the MDE on an ongoing basis since 1996. In February 2002, the MDE granted permission to permanently decommission the AS/SVE system and to discontinue all on-site and off-site well monitoring, except for one well that is being maintained for continued product monitoring and recovery. In November 2002, Chesapeake submitted a letter to the MDE requesting a No Further Action (“NFA”) determination. The Company has been in discussions with the MDE regarding its request and is awaiting an answer from the MDE.

The Company has adjusted the liability with respect to the Salisbury Town Gas Light site to $5,000 at March 31, 2005. This amount is based on the estimated costs to perform limited product monitoring and recovery efforts and fulfill ongoing reporting requirements. A corresponding regulatory asset has been recorded, reflecting the Company’s belief that costs incurred will be recoverable in base rates.

Through March 31, 2005, the Company has incurred approximately $2.9 million for remedial actions and environmental studies at the Salisbury Town Gas Light site. Of this amount, approximately $1.8 million has been recovered through insurance proceeds or in rates. The Company expects to recover the remaining costs through rates.

Winter Haven Coal Gas Site
The Winter Haven Coal Gas site is located in Winter Haven, Florida. Chesapeake has been working with the Florida Department of Environmental Protection (“FDEP”) in assessing this coal gas site. In May 1996, the Company filed an Air Sparging and Soil Vapor Extraction Pilot Study Work Plan (the “Work Plan”) for the Winter Haven site with the FDEP. The Work Plan described the Company’s proposal to undertake an AS/SVE pilot study to evaluate the site. After discussions with the FDEP, the Company filed a modified AS/SVE Pilot Study Work Plan, the description of the scope of work to complete the site assessment activities and a report describing a limited sediment investigation performed in 1997. In December 1998, the FDEP approved the AS/SVE Pilot Study Work Plan, which the Company completed during the third quarter of 1999. In February 2001, the Company filed a Remedial Action Plan (“RAP”) with the FDEP to address the contamination of the subsurface soil and ground water in a portion of the site. The FDEP approved the RAP on May 4, 2001. Construction of the AS/SVE system was completed in the fourth quarter of 2002 and the system is now fully operational.

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

The Company has accrued a liability of $430,000 as of March 31, 2005 for the Winter Haven site. Through March 31, 2005, the Company has incurred approximately $1.3 million of environmental costs associated with the Winter Haven site. At March 31, 2005 the Company had collected through rates $184,000 in excess of costs incurred. A regulatory asset of approximately $246,000, representing the uncollected portion of the estimated clean-up costs, has also been recorded. The Company expects to recover the remaining costs through rates.

Other
The Company is in discussions with the MDE regarding the possible responsibilities of the Company for remediation of a gas manufacturing plant site located in Cambridge, Maryland. The outcome of this matter cannot be determined at this time.

Other Commitments and Contingencies

Collection of Florida Gross Receipts Tax
The Company provides natural gas supply and management services through its affiliate, Peninsula Energy Services Company (“PESCO”), to commercial and industrial customers located in Florida. Substantially all of the natural gas purchased by PESCO’s customers is sold to the customers at delivery points located outside the State of Florida and because title to the gas typically passes outside Florida, PESCO does not collect gross receipts taxes from its customers. The Company understands that the Florida Department of Revenue has alleged that other companies in the natural gas marketing industry should have collected the gross receipts tax from the purchasers of the gas under similar circumstances. Due to the current uncertainty as to application of the tax, legislation currently is pending in Florida that would clarify the responsibilities of unregulated natural gas marketers such as PESCO to collect and remit gross receipts tax, and would contain various provisions for amnesty from any failure to collect gross receipts taxes in the past. The Company cannot predict whether the proposed legislation will pass as currently written.

The Company has not been contacted by the Florida Department of Revenue regarding this matter, and the Company believes that PESCO has acted in good faith in not collecting gross receipts taxes from its customers in the past. However, if it were to be determined that the Company and/or PESCO should have collected the gross receipts tax on prior sales, and if the amnesty provisions currently proposed are not adopted or are ultimately determined not to apply, then the Company could be held responsible to the State of Florida for the taxes not collected, and the Company would incur additional expenses to the extent that the Company could not collect the tax from the purchasers of the gas. The amount of such expense would depend on PESCO’s revenues from those sales to which the tax is ultimately deemed to apply and on the willingness or ability to pay of PESCO’s customers against which recovery could be sought. At this time, the Company does not believe that it is probable that it or PESCO will be held responsible for collection of the gross receipts tax on past sales.

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

Corporate Guarantees
The Company has issued corporate guarantees to certain vendors of its propane wholesale marketing subsidiary and its Florida natural gas supply and management services subsidiary. The corporate guarantees provide for the payment of propane and natural gas purchases by the subsidiaries, in the event of the subsidiaries’ default. The aggregate amount guaranteed at March 31, 2005 totaled $6.8 million, with the guarantees expiring on various dates in 2006. All payables of the subsidiaries are recorded in the Consolidated Financial Statements.

The Company has issued a letter of credit to its primary insurance company for $694,000, which expires June 1, 2005. The letter of credit was provided as security for claims amounts to satisfy the deductibles on the Company’s policies.

Application of SFAS No. 71
Certain assets and liabilities of the Company are accounted for in accordance with SFAS No. 71. SFAS No. 71 provides guidance for public utilities and other regulated operations where the rates (prices) charged to customers are subject to regulatory review and approval. Regulators sometimes include costs in allowable costs in a period other than the period in which the costs would be charged to expense by an unregulated enterprise. That procedure can create assets, reduce assets, or create liabilities for the regulated enterprise. For financial reporting, an incurred cost for which a regulator permits recovery in a future period is accounted for like an incurred cost that is reimbursable under a cost-reimbursement-type contract. The Company believes that all regulatory assets as of March 31, 2005 are probable of recovery through rates. If the Company were required to terminate the application of SFAS No. 71 to its regulated operations, all such deferred amounts would be recognized in the income statement at that time. This would result in a charge to earnings, net of applicable income taxes, in an amount that could be material.

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

4.	Recent Authoritative Pronouncements on Financial Reporting and Accounting

In December 2004, the FASB released a revision (“Share-Based Payment”) to SFAS No. 123 “Accounting for Stock-Based Compensation,” referred to as SFAS No. 123R. In April 2005, the Securities and Exchange Commission (“SEC”) approved a new rule that delayed the effective date for SFAS No. 123R until the first annual period beginning after June 15, 2005. This Statement establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer’s stock. Examples are stock purchase plans, stock options, restricted stock and stock appreciation rights. The Company does not expect the adoption of SFAS No. 123R to have a material impact on its financial statements.

In March 2005, the FASB issued Interpretation No. 47 (FIN No. 47), “Accounting for Conditional Asset Retirement Obligations” an interpretation of SFAS No. 143. FIN No. 47 clarifies that the term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective for the Company no later than the fourth quarter of 2005. It is not expected to have a material impact on the Company’s financial statements.

5.	Segment Information

Chesapeake uses the management approach to identify operating segments. Chesapeake organizes its business around differences in products or services and the operating results of each segment are regularly reviewed by the Company’s chief operating decision maker in order to make decisions about resources and to assess performance. The following table presents information about the Company’s reportable segments. Results exclude discontinued operations.

For the Period Ended March 31,	2005	2004
Operating Revenues, Unaffiliated Customers
Natural gas distribution and transmission	$54,454,811	$42,300,984
Propane	20,191,111	18,460,257
Advanced information services	3,161,358	3,001,119
Other	37,969	-
Total operating revenues, unaffiliated customers	$77,845,249	$63,762,360

Intersegment Revenues (1)
Natural gas distribution and transmission	$44,876	$60,987
Propane distribution and marketing	634	-
Advanced information services	8,928	9,017
Other	154,623	169,446
Total intersegment revenues	$209,061	$239,450

Operating income
Natural gas distribution and transmission	$7,792,386	$7,217,754
Propane	4,001,848	3,321,658
Advanced information services	(232,861)	72,085
Other and eliminations	(57,030)	87,810
Total operating income	$11,504,343	$10,699,307
(1) All significant intersegment revenues are billed at market rates and have been eliminated from consolidated revenues.

	March 31, 2005	December 31, 2004
Identifiable Assets
Natural gas distribution and transmission	$179,749,185	$184,412,301
Propane	43,217,997	47,531,106
Advanced information services	2,633,660	2,387,440
Other	14,222,919	7,379,794
Total identifiable assets	$239,823,761	$241,710,641

The Company’s operations are all domestic. The advanced information services segment has infrequent transactions with foreign companies, located primarily in Canada, that are denominated and paid in U.S. dollars. These transactions are immaterial to the consolidated revenues.

6.	Employee Benefit Plans

Net periodic benefit costs for the defined benefit pension plan, the executive excess benefit plan and other post-retirement benefits are shown below:

	Defined Benefit Pension Plan		Executive Excess Benefit Plan		Other Post-Retirement Benefits
For the Three Months Ended March 31,	2005	2004	2005	2004	2005	2004
Service Cost	$0	$84,689	$0	$28,587	$1,564	$1,362
Interest Cost	161,435	176,727	29,915	20,905	19,468	21,400
Expected return on plan assets	(175,821)	(235,889)	-	-	-	-
Amortization of transition amount	-	(3,776)	-	-	6,965	6,965
Amortization of prior service cost	(1,175)	(1,175)	-	697	-	-
Amortization of net loss (gain)	-	-	12,330	3,795	22,073	43,202
Net periodic benefit cost	($15,561)	$20,576	$42,245	$53,984	$50,070	$72,929

As disclosed in the December 31, 2004 financial statements, no contributions are expected to be required in 2005 for the defined benefit pension plan. The executive excess benefit plan and other post-retirement benefit plans are unfunded. Cash benefits paid under the executive excess plan for the first three months of 2005 were $22,000. For the year 2005, benefits paid are expected to be $89,000. Net benefits paid under other post-retirement benefits are primarily for medical claims and were $11,000 for the first three months of 2005. For the year 2005, the actuary has estimated benefits paid will be $150,000.

7.	Stockholders’ Equity

The changes in common stock shares issued and outstanding are shown below:

Common Stock shares issued and outstanding (1)	For the Three Months Ended March 31, 2005	For the Twelve Months Ended December 31, 2004
Shares issued — beginning of period balance	5,778,976	5,660,594
Dividend Reinvestment Plan (2)	6,523	40,993
Retirement Savings Plan	3,066	39,157
Conversion of debentures	2,993	18,616
Performance shares and options exercised	11,156	19,616
Shares issued — end of period balance (3)	5,802,714	5,778,976

Treasury shares — beginning of period balance	(9,418)	-
Purchases	(2,142)	(15,316)
Dividend Reinvestment Plan	2,142	-
Retirement Savings Plan	6,624	-
Other issuances	-	5,898
Treasury Shares — end of period balance	(2,794)	(9,418)

Total Shares Outstanding	5,799,920	5,769,558

(1) 12,000,000 shares are authorized at a par value of $0.4867 per share.
(2) Includes dividends reinvested and optional cash payments.
(3) The Company had 45,568, and 48,063 shares held in Rabbi Trusts at March 31, 2005 and December 31, 2004, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Description
Chesapeake Utilities Corporation (the “Company” or “Chesapeake”) is a diversified utility company engaged in natural gas distribution and transmission, propane distribution and wholesale marketing, advanced information services and other related businesses.

The Company’s strategy is to grow earnings from a stable utility foundation by investing in related businesses and services that provide opportunities for higher, unregulated returns. This growth strategy includes acquisitions and investments in unregulated businesses as well as the continued investment and expansion of the Company’s utility operations that provide the stable base of earnings. The Company continually reevaluates its investments to ensure that they are consistent with its strategy and the goal of enhancing shareholder value. The Company’s unregulated businesses and services currently include propane distribution and wholesale marketing, advanced information services and other related businesses.

Chesapeake sold the assets and operations of its seven water dealerships during 2003 and 2004.

Results of Operations for the Quarter Ended March 31, 2005

Consolidated Overview
Net income for the quarter ended March 31, 2005 increased $494,000, or 9 percent, compared to the same period in 2004. First quarter net income was $6.2 million, or $1.05 per share (diluted), an increase of $0.07 per share (diluted) compared to 2004. Income from continuing operations increased $459,000 (8 percent), or $0.06 per share (diluted), to $6.2 million, or $1.05 per share (diluted) for the first quarter of 2005 compared to 2004. For the twelve months ended March 31, 2005, net income was $9.9 million or $1.70 per share (diluted) compared to $8.6 million, or $1.49 per share (diluted) for the twelve months ended March 31, 2004.

Net Income & Diluted Earnings Per Share Summary
For the Three Months Ended March 31,	2005	2004	Change
Net Income
Continuing operations	$6,232,796	$5,773,534	$459,262
Discontinued operations	-	(34,335)	34,335
Total Net Income	$6,232,796	$5,739,199	$493,597

Diluted Earnings Per Share
Continuing operations	$1.05	$0.99	$0.06
Discontinued operations	-	(0.01)	0.01
Total Earnings Per Share	$1.05	$0.98	$0.07

For the Three Months Ended March 31,	2005	2004	Change
Operating Income
Natural Gas Distribution & Transmission	$7,792,386	$7,217,754	$574,632
Propane	4,001,848	3,321,658	680,190
Advanced Information Services	(232,861)	72,085	(304,946)
Other & eliminations	(57,030)	87,810	(144,840)
Operating Income	11,504,343	10,699,307	805,036

Other Income	82,380	102,476	(20,096)
Interest Charges	1,277,778	1,326,766	(48,988)
Income Taxes	4,076,149	3,701,483	374,666
Net Income from Continuing Operations	$6,232,796	$5,773,534	$459,262

The following discussions of segment results include use of the term “gross margin.” Gross margin is determined by deducting the cost of sales from operating revenue. Cost of sales includes the purchased gas cost for the natural gas and propane and the cost of labor spent on direct revenue-producing activities. Gross margin should not be considered an alternative to operating income or net income, which are determined in accordance with Generally Accepted Accounting Principles (“GAAP”). Chesapeake believes that gross margin, although a non-GAAP measure, is useful and meaningful to investors as a basis for making investment decisions. It provides investors with information that demonstrates the profitability achieved by the Company under its allowed rates for regulated operations and under its competitive pricing structure for non-regulated segments. Chesapeake’s management uses gross margin in measuring its business units’ performance and has historically analyzed and reported gross margin information publicly. Other companies may calculate gross margin in a different manner.

Natural Gas Distribution and Transmission
The natural gas distribution and transmission segment earned operating income of $7.8 million for the first quarter of 2005 compared to $7.2 million for the corresponding period in 2004, an increase of $575,000, or 8 percent.

For the Three Months Ended March 31,	2005	2004	Change
Revenue	$54,499,687	$42,361,971	$12,137,716
Cost of gas	38,458,269	27,418,898	11,039,371
Gross margin	16,041,418	14,943,073	1,098,345

Operations & maintenance	5,855,185	5,522,853	332,332
Depreciation & amortization	1,414,894	1,343,280	71,614
Other taxes	978,953	859,186	119,767
Other operating expenses	8,249,032	7,725,319	523,713
Total Operating Income	$7,792,386	$7,217,754	$574,632

Heating Degree-Day (HDD) and Customer Analysis
Heating degree-days — Delmarva
Dover, DE (City)	2,553	2,453	100
Dover, DE (Dover Air Force Base)	2,587	2,602	(15)
Salisbury, MD	2,515	2,573	(58)

Average number of residential customers
Delmarva	37,135	34,100	3,035
Florida	11,669	10,808	861
Total	48,804	44,908	3,896

Estimated gross margin per HDD	$1,800	$1,680	$120

Per Delmarva residential customer added:
Estimated gross margin	$372	$360	$12
Estimated other operating expenses	$104	$100	$4

Revenue and cost of gas increased in 2005 compared to 2004, primarily due to changes in natural gas commodity prices and customer growth. Commodity cost changes are passed on to the ratepayers through a gas cost recovery or purchased gas cost adjustment in all jurisdictions; therefore, they have limited impact on the Company’s profitability. However, higher commodity prices may cause customers to reduce their energy consumption through conservation efforts and may cause the Company to have higher bad debt expense.

Gross margin grew by $1.1 million in 2005 compared to 2004. The Company added 3,034 residential customers in Delmarva, an increase of 9 percent, over 2004. The Company estimates that these customers added $287,000 to margins. This growth was partially offset by lower consumption per customer that reflects more energy-efficient housing and customer conservation efforts in light of higher energy costs. The Florida distribution operations also experienced strong residential customer growth of 861 customers, or 8 percent, and industrial customer growth that combined to improve Florida gross margin by $390,000. The natural gas transmission operation also achieved gross margin growth of $359,000, due to additional contracts for transportation capacity provided to its firm customers. These contracts, which commenced November 1, 2004, are expected to generate $1.2 million more of gross margin for the year 2005 compared to 2004.

Higher other operating expenses partially offset the gross margin increase. The higher other operating expenses reflect the costs to support customer growth, such as payroll, benefits and depreciation and the costs associated with higher earnings, such as incentive compensation and revenue-based taxes.

Propane
During the first quarter of 2005, the propane segment achieved an increase of $680,000, or 21 percent in operating income compared to the first quarter of 2004. Gross margin increased $945,000, or 13 percent, while other operating expenses increased $264,000, or 7 percent.

For the Three Months Ended March 31,	2005	2004	Change
Revenue	$20,191,745	$18,460,257	$1,731,488
Cost of sales	12,086,274	11,299,335	786,939
Gross margin	8,105,471	7,160,922	944,549

Operations & maintenance	3,426,692	3,189,745	236,947
Depreciation & amortization	411,559	383,028	28,531
Other taxes	265,372	266,491	(1,119)
Other operating expenses	4,103,623	3,839,264	264,359
Total Operating Income	$4,001,848	$3,321,658	$680,190

Heating Degree-Day (HDD) Analysis
Heating degree-days — Delmarva
Dover, DE (City)	2,553	2,453	100
Dover, DE (Dover Air Force Base)	2,587	2,602	(15)
Salisbury, MD	2,515	2,573	(58)

Estimated gross margin per HDD	$1,691	$1,670	$21

Increases in revenues and cost of sales in 2005 were caused by an increase in the commodity prices of propane. Commodity price changes are generally passed on to the customer, subject to competitive market conditions. High commodity prices may cause customers to reduce their energy consumption through conservation efforts and may cause higher bad debt expense.
Propane distribution gross margin increased $885,000 and propane wholesale marketing gross margin increased $59,000. The Delmarva distribution operations increased retail gross margin per gallon by $0.07, resulting in $709,000 of higher gross margin. This was achieved primarily through changes in the Company’s purchasing and hedging strategies. These increases were partially offset by lower volumes caused by a continued decline in gallons sold to the poultry industry, lower usage per residential customer due to new construction with more insulation and more energy-efficient equipment, and the loss of non-recurring sales to a construction contractor that occurred in 2004. Other operating expenses increased $223,000 due to incentive compensation, depreciation and marketing costs.

The Florida propane distribution operations increased the number of customers by 37 percent, resulting in an improvement of $149,000 in gross margin. An increase in other operating expenses of $40,000 partially offset the increase. Operating income improved $121,000.

The Company’s propane wholesale marketing operation contributed $170,000 to operating income, an increase of $57,000 compared to 2004. The wholesale marketing operation continues to follow conservative marketing strategies, which lower risk and earnings, in light of continued high wholesale price levels. The Company was able to capitalize on increased opportunities during the first quarter of 2005.

Advanced Information Services
The advanced information services business experienced an operating loss of $233,000 for the first quarter of 2005, a decline of $305,000 compared to the first quarter of last year.

For the Three Months Ended March 31,	2005	2004	Change
Revenue	$3,170,286	$3,010,136	$160,150
Cost of sales	1,978,475	1,678,777	299,698
Gross margin	1,191,811	1,331,359	(139,548)

Operations & maintenance	1,218,298	1,053,829	164,469
Depreciation & amortization	31,295	39,145	(7,850)
Other taxes	175,079	166,300	8,779
Other operating expenses	1,424,672	1,259,274	165,398
Total Operating (Loss) Income	($232,861)	$72,085	($304,946)

The advanced information services segment increased its revenue by $160,000; however, the cost of sales increased by $300,000, resulting in a decrease in gross margin. Increases in revenues and margins from Enterprise Solutions and the Lightweight Association Management Processing System (LAMPS™) software package were offset by a decline in Web Services. Other operating expenses in 2005 were up $165,000 primarily due to continued investment in enhancements to LAMPS™.

Other Business Operations and Eliminations
Other operations and eliminating entries resulted in operating losses of $57,000 for the first quarter of 2005 compared to operating income of $88,000 for the first quarter of 2004. Other operations consist primarily of subsidiaries that own real estate leased to other Company subsidiaries. In addition, in 2004 the Company formed OnSight Energy, LLC (“OnSight”) to provide distributed energy services. Distributed energy refers to a variety of small, modular power generating technologies that may be combined with heating and/or cooling systems. As a result of the start-up, other operating expenses increased by $141,000 over 2004 levels. OnSight entered into its first contract in the first quarter of 2005. Eliminations are entries required to eliminate activities between business segments from the consolidated results.

For the Three Months Ended March 31,	2005	2004	Change
Revenue	$192,592	$169,446	$23,146
Cost of sales	29,911	-	29,911
Gross margin	162,681	169,446	(6,765)

Operations & maintenance	145,976	21,251	124,725
Depreciation & amortization	51,263	53,210	(1,947)
Other taxes	30,511	15,215	15,296
Other operating expenses	227,750	89,676	138,074
Operating (Loss) Income - Other	(65,069)	79,770	(144,839)
Operating Income - Eliminations	8,039	8,040	(1)
Total Operating (Loss) Income	($57,030)	$87,810	($144,840)

Discontinued Operations
In 2003, Chesapeake decided to exit the water services business. Six of seven water dealerships were sold during 2003 and the remaining operation was sold in October 2004. A loss of $34,000 was incurred by discontinued operations in the first quarter of 2004. As a result of the dispositions, there was no activity in 2005.

Income Taxes
The Company’s income taxes for the first quarter of 2005 were higher than 2004 due to increased income. The federal income tax rate was consistent from year to year.

Interest Expense
Interest expense for the first three months of 2005 decreased approximately $49,000, or 4 percent, versus the same period in 2004. Interest on long-term debt decreased $61,000. The average long-term debt balance declined from $72.0 million in the first three months of 2004 to $68.1 million for the first three months of 2005, as a result of scheduled principal repayments. Interest on short-term debt increased $11,000 during the first three months of 2005, compared to the same period during 2004 as a result of an increase in the average balance of short-term debt outstanding.

Financial Position, Liquidity and Capital Resources

The Company’s capital requirements reflect the capital-intensive nature of its business and are principally attributable to its construction program (described below) and the retirement of outstanding debt. The Company relies on cash generated by operations and short-term borrowing to meet normal working capital requirements and to temporarily finance capital expenditures. During the first three months of 2005, net cash provided by operating activities, net cash used by investing activities and net cash used by financing activities were approximately $16.1 million, $3.4 million and $7.2 million, respectively.

The Board of Directors has authorized the Company to borrow up to $35.0 million of short-term debt from various banks and trust companies. As of March 31, 2005, Chesapeake had five unsecured bank lines of credit with three financial institutions, totaling $65.0 million, for short-term cash needs to meet seasonal working capital requirements and to fund, temporarily, portions of its capital expenditures. Two of the bank lines, totaling $15.0 million, are committed. The remaining three lines are subject to the banks’ availability of funds. In the first quarter of 2005, cash provided by operations was adequate to fund capital expenditures and repay $4.7 million of short-term debt that was outstanding at December 31, 2004. At March 31, 2005, the Company had outstanding an irrevocable letter of credit in the amount of $694,000 issued to one of the Company’s insurance providers. The letter of credit reduced the available borrowing under the short-term lines.

During the three-month periods ended March 31, 2005 and 2004, capital expenditures (net of retirements) were approximately $3.5 million and $2.7 million, respectively. Chesapeake has budgeted $38.6 million for capital expenditures during 2005. The budget includes approximately $15.9 million of investment in mains to serve growth for the natural gas transmission operation. The transmission operation has requested FERC authorization to construct and operate new pipeline facilities that would extend service to Milton, Delaware. The new facilities are expected to provide an additional $1,361,000 of gross margin annually. The capital budget includes a total of $15.4 million for natural gas distribution, $16.9 million for natural gas transmission, $5.1 million for propane distribution and wholesale marketing, $504,000 for advanced information services and $695,000 for other operations. The natural gas distribution and transmission expenditures are for expansion and improvement of facilities, primarily the pipeline extension described above and extending distribution mains to serve customers in Sussex County Delaware. The propane expenditures are to support customer growth and for the replacement of equipment. The advanced information services expenditures are for computer hardware, software and related equipment. The other category includes general plant, computer software and hardware. Financing for the 2005 capital expenditure program is expected to be provided from short-term borrowing and cash provided by operating activities. The capital expenditure program is subject to continuous review and modification. Actual capital requirements may vary from the above estimates due to a number of factors, including acquisition opportunities, changing economic conditions, customer growth in existing areas, regulation, new growth opportunities and availability of capital.

Chesapeake expects to incur approximately $245,000 in 2005 and $137,000 in 2006 for environmental-related expenditures. Additional expenditures may be required in future years. Management does not expect financing of future environmental-related expenditures to have a material adverse effect on the financial position or capital resources of the Company (see Note 3 to the Condensed Consolidated Financial Statements).

As of March 31, 2005 common equity represented 56.1 percent of total capitalization, compared to 54.1 percent as of December 31, 2004. Combining short-term financing with total capitalization, the equity component would have been 55.0 percent and 51.3 percent at March 31, 2005 and December 31, 2004, respectively. The Company remains committed to maintaining a sound capital structure and strong credit ratings in order to provide the financial flexibility needed to access the capital markets when required. This commitment, along with adequate and timely rate relief for the Company’s regulated operations, is intended to ensure that the Company will be able to attract capital from outside sources at a reasonable cost.

Interest expense for the first three months of 2005 decreased approximately $49,000, or 4 percent, versus the same period in 2004. Interest on long-term debt decreased $61,000. The average long-term debt balance declined from $72.0 million in the first three months of 2004 to $68.1 million for the first three months of 2005, as a result of scheduled principal repayments. Interest on short-term debt increased $11,000 during the first three months of 2005, compared to the same period during 2004 as a result of an increase in the average balance of short-term debt outstanding.

Off-Balance Sheet Arrangements
As noted in the Company’s 2004 Annual Report on Form 10-K, the only off-balance sheet arrangements are corporate guarantees to certain vendors of its propane wholesale marketing subsidiary and Florida natural gas supply and management services subsidiary and a letter of credit issued to its main insurance carrier. All payables of the propane wholesale marketing subsidiary and the Florida natural gas supply and management services subsidiary and all the Company’s liabilities related to insurance matters are recorded in the Company’s financial statements. See Note 3 to the Condensed Consolidated Financial Statements for further information. The guarantees at March 31, 2005 totaled $6.8 million and expire at various dates in 2005 and 2006.

Contractual Obligations
There have been no material changes in the contractual obligations presented in the Company’s 2004 Annual Report on Form 10-K, except for commodity purchase obligations and forward contracts entered into in the ordinary course of the Company’s business. Below is a summary of the commodity and forward contract obligations at March 31, 2005. None of the commodity or forward contracts extend beyond 2005.

	Payments Due by Period
Purchase Obligations	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Commodities (1)	$1,622,965	$0	$0	$0	$1,622,965
Forward and futures contracts — propane (2)	7,954,187	-	-	-	7,954,187
Total Purchase Obligations	$9,577,152	$0	$0	$0	$9,577,152

(1) In addition to the obligations noted above, the natural gas distribution and propane distribution operations have agreements with commodity suppliers that have provisions that allow the Company to reduce or eliminate the quantities purchased. There are no monetary penalties for reducing the amounts purchased; however, the propane contracts allow the suppliers to reduce the amounts available in the winter season if the Company does not purchase specified amounts during the summer season. Under these contracts, the commodity prices will fluctuate as market prices fluctuate.
(2) The Company has also entered into forward sale contracts of $8.9 million. See the “Quantitative and Qualitative Disclosures about Market Risk” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations portion of this report for further information.

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

Other Matters

Regulatory Matters
The Company’s natural gas distribution operations are subject to regulation by the Delaware, Maryland and Florida Public Service Commissions. The natural gas transmission operation is subject to regulation by the Federal Energy Regulatory Commission (“FERC”).

Eastern Shore. Pursuant to the requirements of the Stipulation and Agreement dated August 1, 1997, Eastern Shore filed a rate change with the FERC on October 31, 2001. The final agreement reached with the FERC provided for a reduction in rates of approximately $456,000 on an annual basis. Settlement rates went into effect on December 1, 2002.

During October 2002, Eastern Shore filed for recovery of gas supply realignment costs totaling $196,000 (including interest) associated with the implementation of FERC Order No. 636. At that time, the FERC would not review Eastern Shore’s filing, because the FERC wished to settle a related matter with another transmission company first. The FERC has acted favorably on the other transmission company’s filing and Eastern Shore intends to resubmit its transition cost recovery filing during 2005.

On December 16, 2003, Eastern Shore filed revised tariff sheets to implement revisions to its Fuel Retention and Cash Out provisions. The proposed tariff revisions permit Eastern Shore to incorporate its Deferred Gas Required for Operations amounts into the calculation of its annual Fuel Retention percentage adjustment and to implement a surcharge, effective July 1 of each year, to recover cash-out amounts. The FERC accepted Eastern Shore’s revised tariff sheets on January 15, 2004 and they became effective January 15, 2004, subject to certain revisions to clarify the tariff sheets. On January 30, 2004, Eastern Shore submitted the revised tariff sheets.

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

On December 22, 2004, Eastern Shore filed to amend the Application to seek FERC authorization to construct and operate new pipeline facilities necessary to provide an additional 7,450 dekatherms of daily firm transportation service requested by its customers to be available November 1, 2005. This amended filing is currently pending before the FERC. Eastern Shore has requested the FERC to expedite its decision-making process in order to construct and place the new facilities in service by November 1, 2005.

On February 9, 2004, Eastern Shore filed with the FERC a Plan and Schedule for Standards of Conduct Compliance as directed by the FERC’s Order No. 2004, issued on November 25, 2003. Such Standards of Conduct govern the relationship between transmission providers such as Eastern Shore and their energy affiliates. Order No. 2004 revises and conforms the current gas and electric standards by broadening the definition of an energy affiliate covered by such standards of conduct and applies them uniformly to natural gas pipeline and electric transmission providers. Further, the standards are designed to assure that transmission providers cannot extend their market power over transmission to other energy markets by giving their energy affiliates unduly preferential treatment. The standards also help ensure transmission providers offer service to all customers on a non-discriminatory basis. The deadline for compliance with the Standards of Conduct was September 22, 2004. Eastern Shore performed the necessary training required by FERC and completed the posting of required information as described in FERC Order No. 2004.

Eastern Shore is also following the FERC's recent rulemaking pertaining to creditworthiness standards for customers of interstate natural gas pipelines. FERC has not yet issued its final rule in this proceeding. Upon such issuance, Eastern Shore will evaluate its currently effective tariff creditworthiness provisions and make any necessary revisions to conform to the FERC’s final rule relating to such standards.

Delaware. On September 1, 2004, the Delaware division filed its annual Gas Sales Service Rates (“GSR”) application with the Delaware Public Service Commission (“DPSC”) that was effective for service rendered on and after November 1. On September 14, 2004, the DPSC approved the GSR charges, subject to full evidentiary hearings and a final decision. Due to the most recent rise in natural gas market prices, the Delaware division’s under collection balance was expected to exceed the six percent (6%) tolerance as defined in its tariff; therefore, on December 1, 2004, the Delaware division filed an “out-of-cycle” rate application proposing to place revised GSR charges into effect on January 1, 2005, pending DPSC approval. On December 21, 2004, the DPSC granted approval of these supplemental GSR charges, subject to full evidentiary hearings and a final decision. An evidentiary hearing is currently scheduled for May 26, 2005, with a final decision by the DPSC expected during the third quarter of 2005.

On November 1, 2004, the Delaware division filed its annual Environmental Rider Rate (“ER”) application that was effective for service rendered on and after December 1, 2004. The DPSC granted approval of the ER rate at its regularly scheduled meeting on November 9, 2004, subject to full evidentiary hearings and a final decision. An evidentiary hearing is currently scheduled for June 2, 2005, with a final decision by the DPSC expected during the third quarter of 2005.

Maryland. On December 16, 2004, the Maryland Public Service Commission (“MPSC”) held the Maryland division’s annual gas cost recovery evidentiary hearing. The purpose of the hearing was to address the reasonableness of the Maryland division’s four quarterly gas cost recovery filings during the twelve months ended September 30, 2004. On January 4, 2005, the Hearing Examiner in charge of this case issued proposed findings approving the quarterly gas cost recovery rates for the period. Since no parties involved in the case appealed or provided written exceptions to the proposed findings, the findings became a final order of the MPSC on February 4, 2005.

Florida. On March 29, 2002, the Florida division filed tariff revisions with the Florida Public Service Commission (“FPSC”) to complete the unbundling process by requiring all customers, including residential customers, to migrate to transportation service and authorized the Florida division to exit the merchant function. Transportation services were already available to all non-residential customers. On November 5, 2002, the FPSC approved the Company’s request for the first phase of the unbundling process as a pilot program for a minimum two-year period. The Company has implemented this program. As a part of this pilot program, the Company submitted several filings during 2003 to address transition costs, the disposition of the over-recovered gas cost balances, the implementation of the operational balancing account and the level of base rates. On July 15, 2003, the FPSC approved a rate restructuring proposed by Chesapeake. The restructuring created three new low volume rate classes, with customer charge levels that ensure that all customers receive benefits from the unbundling. On January 4, 2004,the FPSC approved a resolution resolving the issue of transition costs and also approved the refunding of the remaining balance of $246,000 in the over-recovered purchased gas cost account. The refund was made in March 2004. Additionally, on January 4, 2004, the FPSC approved the activation of an operational balancing account.

On August 25, 2004, the Florida division filed a petition with the FPSC for authorization to restructure rates and establish new customer classifications. On February 1, 2005, the Florida division received FPSC approval that allows the Florida division to collect a greater percentage of revenues from fixed charges, rather than variable charges based upon consumption. The vote was finalized in March 2005, and the new rates and customer classifications were implemented on March 3, 2005.

Competition
The Company’s natural gas operations compete with other forms of energy including electricity, oil and propane. The principal competitive factors are price, and to a lesser extent, accessibility. The Company’s natural gas distribution operations have several large volume industrial customers that have the capacity to use fuel oil as an alternative to natural gas. When oil prices decline, these interruptible customers convert to oil to satisfy their fuel requirements. Lower levels in interruptible sales occur when oil prices are lower relative to the price of natural gas. Oil prices, as well as the prices of electricity and other fuels are subject to fluctuation for a variety of reasons; therefore, future competitive conditions are not predictable. To address this uncertainty, the Company uses flexible pricing arrangements on both the supply and sales sides of its business to maximize sales volumes. As a result of the transmission business’ conversion to open access, this business has shifted from providing competitive sales service to providing transportation and contract storage services.

The Company’s natural gas distribution operations located in Delaware, Maryland and Florida offer transportation services to certain industrial customers. In 2001, the Florida operation extended transportation service to commercial customers and, in 2002, to residential customers. With transportation service now available on the Company’s distribution systems, the Company is competing with third party suppliers to sell gas to industrial customers. As it relates to transportation services, the Company’s competitors include the interstate transmission company if the distribution customer is located close enough to the transmission company’s pipeline to make a connection economically feasible. The customers at risk are usually large volume commercial and industrial customers with the financial resources and capability to bypass the distribution operations in this manner. In certain situations, the distribution operations may adjust services and rates for these customers to retain their business. The Company expects to continue to expand the availability of transportation service to additional classes of distribution customers in the future. The Company operates a natural gas supply and management services operation in Florida to compete for customers eligible for transportation services.

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

Recent Pronouncements
In December 2004, the FASB released a revision (“Share-Based Payment”) to SFAS No. 123 “Accounting for Stock-Based Compensation,” referred to as SFAS No. 123R. In April 2005, the SEC approved a new rule that delayed the effective date for SFAS No. 123R until the first annual period beginning after June 15, 2005. This Statement establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer’s stock. Examples are stock purchase plans, stock options, restricted stock and stock appreciation rights. The Company does not expect the adoption of SFAS No. 123R to have a material impact on the financial statements.

In March 2005, the FASB issued Interpretation No. 47 (FIN No. 47), “Accounting for Conditional Asset Retirement Obligations” an interpretation of SFAS No. 143. FIN No. 47 clarifies that the term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective for the Company no later than the fourth quarter of 2005. It is not expected to have a material impact on the Company’s financial statements.

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

Cautionary Statement
Chesapeake has made statements in this report that are considered to be forward-looking statements. These statements are not matters of historical fact. Sometimes they contain words such as “believes,” “expects,” “intends,” “plans,” “will,” or “may,” and other similar words of a predictive nature. These statements relate to matters such as customer growth, changes in revenues or gross margins, capital expenditures, environmental remediation costs, regulatory approvals, market risks associated with the Company’s propane wholesale marketing operation, competition, inflation and other matters. It is important to understand that these forward-looking statements are not guarantees, but are subject to certain risks and uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, among other things:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the potential loss arising from adverse changes in market rates and prices. Long-term debt is subject to potential losses based on the change in interest rates. The Company’s long-term debt consists of fixed rate senior notes and convertible debentures, none of which was issued for trading purposes. The carrying value of long-term debt at March 31, 2005 was $68.0 million, with a fair value of $72.3 million, based mainly on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The Company is exposed to changes in interest rates due to the use of fixed rate long-term debt to finance the business. Management continually monitors fluctuations in interest rates and debt markets to assess the benefits of changing the mix of long and short-term debt or refinancing existing debt.

The Company’s propane distribution business is exposed to market risk as a result of propane storage activities and entering into fixed price contracts for supply. The Company can store up to approximately 4 million gallons (including leased storage) of propane during the winter season to meet its customers’ peak requirements and to serve metered customers. Decreases in the wholesale price of propane will cause the value of stored propane to decline. To mitigate the impact of price fluctuations, the Company has adopted a risk management policy that allows the propane distribution operation to enter into fair value hedges of its inventory. However, at March 31, 2005 management reviewed the Company’s storage position and several hedging strategies and elected not to hedge any of its inventory.

The Company’s propane wholesale marketing operation is a party to natural gas liquids (“NGL”) forward contracts, primarily propane contracts, with various third parties. These contracts require that the propane wholesale marketing operation purchase or sell NGL at a fixed price at fixed future dates. At expiration, the contracts are settled by the delivery of NGL to the Company or the counter party or booking out the transaction. (Booking out is a procedure for financially settling a contract in lieu of the physical delivery of energy.) The propane wholesale marketing operation also enters into futures contracts that are traded on the New York Mercantile Exchange. In certain cases, the futures contracts are settled by the payment or receipt of a net amount equal to the difference between the current market price of the futures contract and the original contract price; however, they may also be settled for physical receipt or delivery of propane.

The forward and futures contracts are entered into for trading and wholesale marketing purposes. The propane wholesale marketing business is subject to commodity price risk on its open positions to the extent that market prices for NGL deviate from fixed contract settlement prices. Market risk associated with the trading of futures and forward contracts are monitored daily for compliance with the Company’s Risk Management Policy, which includes volumetric limits for open positions. To manage exposures to changing market prices, open positions are marked up or down to market prices and reviewed by oversight officials on a daily basis. Additionally, the Risk Management Committee reviews periodic reports on market and the credit risk of counter-parties, approves any exceptions to the Risk Management Policy (within limits established by the Board of Directors) and authorizes the use of any new types of contracts. Quantitative information on forward and futures contracts at March 31, 2005 is presented in the following table. All of the contracts mature within twelve months.

At March 31, 2005	Quantity in Gallons	Estimated Market Prices	Weighted Average Contract Prices
Forward Contracts
Sale	10,155,600	$0.8863 — $0.9050	$0.8798
Purchase	8,610,000	$0.8875 — $0.9025	$0.8640

Futures Contracts
Purchase	588,000	$0.8200 — $0.9200	$0.8761

Estimated market prices and weighted average contract prices are in dollars per gallon.
All contracts expire in 2005.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and Chief Financial Officer of the Company, with the participation of other Company officials, have evaluated the Company’s “disclosure controls and procedures” (as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2005. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2005, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This page has been intentionally left blank.

PART II — OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2005 through January 31, 2005 (1)	2,540	$27.12	0	0
February 1, 2005 through February 28, 2005	0	$0.00	0	0
March 1, 2005 through March 31, 2005	0	$0.00	0	0
Total	2,540	$27.12	0	0

(1) Chesapeake purchased 2,142 shares of stock on the open market to use in the Dividend Reinvestment Plan. Additionally, 398 shares were purchased on the open market and were added to shares held in a Rabbi Trust to adjust the balance to the contractual value.

(2) Chesapeake has no publicly announced plans or programs to repurchase its shares.

Item 3. Defaults upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
None

Item 5. Other Information
None

Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits:
•	Exhibit 31.1 — Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated May 10, 2005
•	Exhibit 31.2 — Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated May 10, 2005
•	Exhibit 32.1 — Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350, dated May 10, 2005
•	Exhibit 32.2 — Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350, dated May 10, 2005
(b)	Reports on Form 8-K:
•	January 19, 2005, notice of entry into a Material Definitive Agreement for executive compensation arrangement (Item 1.01).
•	March 1, 2005, furnishing the Company’s earnings press release for the periods ended December 31, 2004 (Items 2.02 and 9.01).
•
March 2, 2005, notice of entry into a Material Definitive Agreement for an executive compensation cash bonus incentive plan and a Director’s compensation plan. Also an amendment to the Company’s Bylaws. (Items 1.01 and 5.03)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chesapeake Utilities Corporation

/s/ Michael P. McMasters
Michael P. McMasters
Senior Vice President and Chief Financial Officer

Date: May 10, 2005