Form 10-Q
period 2005-06-30
CHESAPEAKE UTILITIES CORP
filed 2005-08-09
CIK 19745

Securities and Exchange Commission
Washington, D.C. 20549
_______________________________
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

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

Common Stock, par value $.4867 — 5,835,240 shares outstanding as of June 30, 2005.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Chesapeake Utilities Corporation and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

For the Three Months Ended June 30,	2005	2004
Operating Revenues	$42,220,377	$34,292,972

Operating Expenses
Cost of sales, excluding costs below	26,910,961	20,245,908
Operations	9,433,560	8,622,832
Maintenance	488,659	415,567
Depreciation and amortization	1,911,120	1,811,171
Other taxes	1,151,132	1,034,700
Total operating expenses	39,895,432	32,130,178

Operating Income	2,324,945	2,162,794

Other income net of other expenses	228,481	74,217

Interest charges	1,273,166	1,328,231

Income Before Income Taxes	1,280,260	908,780

Income taxes	484,336	297,262

Income from Continuing Operations	795,924	611,518

Income from discontinued operations, net of tax expense of $11,234	-	19,148

Net Income	$795,924	$630,666

Earnings Per Share of Common Stock:
Basic
From continuing operations	$0.14	$0.11
From discontinued operations	-	-
Net Income	$0.14	$0.11

Diluted
From continuing operations	$0.14	$0.11
From discontinued operations	-	-
Net Income	$0.14	$0.11

Cash Dividends Declared Per Share of Common Stock:	$0.285	$0.280

The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

For the Six Months Ended June 30,	2005	2004
Operating Revenues	$120,065,625	$98,055,332

Operating Expenses
Cost of sales, excluding costs below	79,463,890	60,642,920
Operations	19,541,075	17,790,486
Maintenance	818,234	796,137
Depreciation and amortization	3,812,091	3,621,795
Other taxes	2,601,047	2,341,893
Total operating expenses	106,236,337	85,193,231

Operating Income	13,829,288	12,862,101

Other income net of other expenses	310,861	176,693

Interest charges	2,550,944	2,654,997

Income Before Income Taxes	11,589,205	10,383,797

Income taxes	4,560,485	3,998,745

Income from Continuing Operations	7,028,720	6,385,052

Loss from discontinued operations, net of tax benefit of $7,257	-	(15,187)

Net Income	$7,028,720	$6,369,865

Earnings Per Share of Common Stock:
Basic
From continuing operations	$1.21	$1.12
From discontinued operations	-	-
Net Income	$1.21	$1.12

Diluted
From continuing operations	$1.19	$1.10
From discontinued operations	-	(0.01)
Net Income	$1.19	$1.09

Cash Dividends Declared Per Share of Common Stock:	$0.565	$0.555

The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30,	2005	2004
Operating Activities
Net Income	$7,028,720	$6,369,865
Adjustments to reconcile net income to net operating cash:
Depreciation and amortization	3,812,091	3,621,795
Depreciation and accretion included in other costs	1,327,611	1,260,875
Deferred income taxes, net	(1,468,723)	822,082
Unrealized (loss) gain on commodity contracts	(205,891)	140,089
Employee benefits and compensation	871,596	1,029,198
Other, net	841	(14,620)
Changes in assets and liabilities:
Accounts receivable and accrued revenue	14,640,803	10,773,033
Propane inventory, storage gas and other inventory	1,341,441	(648,887)
Regulatory assets	1,403,047	2,119,623
Prepaid expenses and other current assets	(440,293)	38,459
Other deferred charges	(45,602)	(72,961)
Long-term receivables	111,682	94,187
Accounts payable and other accrued liabilities	(10,904,953)	(5,060,893)
Income taxes receivable	2,999,588	2,609,586
Accrued interest	1,111,849	1,144,624
Customer deposits and refunds	(1,161,802)	(662,946)
Accrued compensation	51,480	(1,139,897)
Regulatory liabilities	2,217,929	(785,495)
Environmental and other liabilities	183,387	(82,127)
Net cash provided by operating activities	22,874,801	21,555,590

Investing Activities
Property, plant and equipment expenditures	(10,778,478)	(6,556,749)
Purchase of investments	(1,201,290)	43,354
Environmental recoveries and other	168,984	312,338
Net cash used by investing activities	(11,810,784)	(6,201,057)

Financing Activities
Common stock dividends	(2,887,983)	(2,740,629)
Issuance of stock for Dividend Reinvestment Plan	138,592	102,483
Purchase of treasury stock	-	(193,625)
Change in cash overdrafts due to outstanding checks	(301,758)	(445,478)
Net repayment under line of credit agreements	(4,700,000)	(3,515,257)
Repayment of long-term debt	(1,005,197)	(1,378,337)
Net cash used by financing activities	(8,756,346)	(8,170,843)

Net Increase in Cash and Cash Equivalents	2,307,671	7,183,690
Cash and Cash Equivalents — Beginning of Period	1,611,761	3,108,501
Cash and Cash Equivalents — End of Period	$3,919,432	$10,292,191

The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

Assets	June 30, 2005	December 31, 2004
Property, Plant and Equipment
Natural gas distribution and transmission	$201,742,745	$198,306,668
Propane	39,121,403	38,344,983
Advanced information services	1,490,091	1,480,779
Other plant	8,726,796	9,368,153
Total property, plant and equipment	251,081,035	247,500,583
Less: Accumulated depreciation and amortization	(75,939,951)	(73,213,605)
Plus: Construction work in progress	8,394,515	2,766,209
Net property, plant and equipment	183,535,599	177,053,187

Investments	1,581,477	386,422

Current Assets
Cash and cash equivalents	3,919,432	1,611,761
Accounts receivable (less allowance for uncollectible accounts of $806,107 and $610,819, respectively)	26,003,772	36,938,688
Accrued revenue	1,524,067	5,229,955
Propane inventory, at average cost	4,119,594	4,654,119
Other inventory, at average cost	1,550,961	1,056,530
Regulatory assets	1,242,957	2,435,284
Storage gas prepayments	3,784,036	5,085,382
Income taxes receivable	-	719,078
Deferred income taxes receivable	609,839	-
Prepaid expenses	2,180,361	1,759,643
Other current assets	503,810	459,908
Total current assets	45,438,829	59,950,348

Deferred Charges and Other Assets
Goodwill	674,451	674,451
Other intangible assets, net	212,586	219,964
Long-term receivables	1,097,351	1,209,034
Other regulatory assets	1,286,514	1,542,741
Other deferred charges	918,080	902,281
Total deferred charges and other assets	4,188,982	4,548,471

Total Assets	$234,744,887	$241,938,428

The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

Capitalization and Liabilities	June 30, 2005	December 31, 2004
Capitalization
Stockholders' equity
Common Stock, par value $.4867 per share; (authorized 12,000,000 shares) (1)	$2,840,014	$2,812,538
Additional paid-in capital	38,232,026	36,854,717
Retained earnings	42,762,187	39,015,087
Accumulated other comprehensive income	(527,246)	(527,246)
Deferred compensation obligation	923,542	816,044
Treasury stock	(925,195)	(1,008,696)
Total stockholders' equity	83,305,328	77,962,444

Long-term debt, net of current maturities	63,008,468	66,189,454
Total capitalization	146,313,796	144,151,898

Current Liabilities
Current portion of long-term debt	4,909,091	2,909,091
Short-term borrowing	-	5,001,758
Accounts payable	20,104,428	30,938,272
Customer deposits and refunds	3,516,416	4,678,218
Accrued interest	1,712,942	601,095
Dividends payable	1,662,948	1,617,245
Income taxes payable	2,280,510	-
Deferred income taxes payable	-	571,876
Accrued compensation	2,672,667	2,680,370
Regulatory liabilities	2,800,702	571,111
Other accrued liabilities	1,547,869	1,800,540
Total current liabilities	41,207,573	51,369,576

Deferred Credits and Other Liabilities
Deferred income taxes payable	23,068,837	23,350,414
Deferred investment tax credits	410,501	437,909
Other regulatory liabilities	1,745,676	1,578,374
Environmental liabilities	406,170	461,656
Accrued pension costs	2,998,271	3,007,949
Accrued asset removal cost	15,861,108	15,024,849
Other liabilities	2,732,955	2,555,803
Total deferred credits and other liabilities	47,223,518	46,416,954

Commitments and Contingencies (Note 3)

Total Capitalization and Liabilities	$234,744,887	$241,938,428

(1) Shares issued were 5,835,431 and 5,778,976 for 2005 and 2004, respectively.
Shares outstanding were 5,835,240 and 5,769,558 for 2005 and 2004, respectively.

The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	For the Six Months Ended June 30, 2005	For the Twelve Months Ended December 31, 2004
Common Stock
Balance — beginning of period	$2,812,538	$2,754,748
Dividend Reinvestment Plan	8,945	20,125
Retirement Savings Plan	4,350	19,058
Conversion of debentures	5,032	9,060
Performance shares and options exercised	9,149	9,547
Balance — end of period	$2,840,014	$2,812,538

Additional Paid-in Capital
Balance — beginning of period	$36,854,717	$34,176,361
Dividend Reinvestment Plan	484,262	996,715
Retirement Savings Plan	309,998	946,319
Conversion of debentures	170,757	307,940
Performance shares and options exercised	412,292	427,382
Balance — end of period	$38,232,026	$36,854,717

Retained Earnings
Balance — beginning of period	$39,015,087	$36,008,246
Net income	7,028,720	9,428,767
Cash dividends declared	(3,281,620)	(6,403,450)
Loss on issuance of treasury stock	-	(18,476)
Balance — end of period	$42,762,187	$39,015,087

Accumulated Other Comprehensive Income
Balance — beginning of period	($527,246)	-
Minimum pension liability adjustment, net of tax	-	(527,246)
Balance — end of period	($527,246)	($527,246)

Deferred Compensation Obligation
Balance — beginning of period	$816,044	$913,689
New deferrals	107,498	296,790
Payout of deferred compensation	-	(394,435)
Balance — end of period	$923,542	$816,044

Treasury Stock
Balance — beginning of period	($1,008,696)	($913,689)
New deferrals related to compensation obligation	(107,498)	(296,790)
Purchase of treasury stock (1)	(80,806)	(355,424)
Sale and distribution of treasury stock (2)	271,805	557,207
Balance — end of period	($925,195)	($1,008,696)

Total Stockholders’ Equity	$83,305,328	$77,962,444

(1)Amount includes shares purchased in the open market for the Company's Rabbi Trust to secure its obligations under the Company's Supplemental Executive Retirement Savings Plan ("SERP plan").
(2)Amount includes shares issued to the Company's Rabbi Trust as obligation under the SERP plan.

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

Chesapeake did not have any changes in the components of comprehensive income that are required to be reported by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” for the quarters ended June 30, 2005 or 2004.

2. Calculation of Earnings Per Share
	Three Months Ended		Six Months Ended
For the Period Ended June 30,	2005	2004	2005	2004
Calculation of Basic Earnings Per Share from Continuing Operations:
Income from continuing operations	$795,924	$611,518	$7,028,720	$6,385,052
Weighted average shares outstanding	5,823,041	5,728,158	5,808,514	5,708,294
Basic Earnings Per Share from Continuing Operations	$0.14	$0.11	$1.21	$1.12

Calculation of Diluted Earnings Per Share from Continuing Operations:
Reconciliation of Numerator:
Income from continuing operations — Basic	$795,924	$611,518	$7,028,720	$6,385,052
Effect of 8.25% Convertible debentures *	-	-	64,043	70,421
Adjusted numerator — Diluted	$795,924	$611,518	$7,092,763	$6,455,473

Reconciliation of Denominator:
Weighted shares outstanding — Basic	5,823,041	5,728,158	5,808,514	5,708,294
Effect of dilutive securities *
Stock options	581	2,293	533	3,199
Warrants	10,924	6,492	10,306	7,682
8.25% Convertible debentures	-	-	150,869	165,867
Adjusted denominator — Diluted	5,834,546	5,736,943	5,970,222	5,885,042

Diluted Earnings Per Share from Continuing Operations	$0.14	$0.11	$1.19	$1.10

* Amounts associated with securities resulting in an anti-dilutive effect on earnings per share are not included in this calculation.

3.	Commitments and Contingencies
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

Dover Gas Light Site
The Dover Gas Light site is a former manufactured gas plant site located in Dover, Delaware. On January 15, 2004, the Company received a Certificate of Completion of Work from the United States Environmental Protection Agency (“EPA”) regarding this site. This concluded Chesapeake’s remedial action obligation related to this site and relieves Chesapeake from liability for future remediation at the site, unless previously unknown conditions are discovered at the site or information previously unknown to the EPA is received that indicates the remedial action that has been taken is not sufficiently protective. These contingencies are standard and are required by the United States in all liability settlements.

The Company has reviewed its remediation costs incurred to date for the Dover Gas Light site and has concluded that all costs incurred have been paid. The Company does not expect any future environmental expenditures for this site. Through June 30, 2005, the Company has incurred approximately $9.7 million in costs relating to environmental testing and remedial action studies at the site. Approximately $9.9 million has been recovered through June 2005 from other parties or through rates. As of June 30, 2005, a regulatory liability of approximately $211,000, representing the over recovery portion of the clean-up costs, has also been recorded. The over-recovery is temporary and will be refunded by the Company to customers in future rates.

Salisbury Town Gas Light Site
In cooperation with the MDE, the Company has completed remediation of the Salisbury Town Gas Light site, located in Salisbury, Maryland, where it was determined that a former manufactured gas plant had caused localized ground-water contamination. During 1996, the Company completed construction and began Air Sparging and Soil-Vapor Extraction (“AS/SVE”) remediation procedures. Chesapeake has been reporting the remediation and monitoring results to the MDE on an ongoing basis since 1996. In February 2002, the MDE granted permission to permanently decommission the AS/SVE system and to discontinue all on-site and off-site well monitoring, except for one well that is being maintained for continued product monitoring and recovery. In November 2002, Chesapeake submitted a letter to the MDE requesting a No Further Action determination. The Company has been in discussions with the MDE regarding its request and is awaiting an answer from the MDE.

At June 30, 2005, the Company continues to maintain a liability of $5,000 with respect to the Salisbury Town Gas Light site. This amount is based on the estimated costs to perform limited product monitoring and recovery efforts and fulfill ongoing reporting requirements. A corresponding regulatory asset has been recorded, reflecting the Company’s belief that costs incurred will be recoverable in base rates.

Through June 30, 2005, the Company has incurred approximately $2.9 million for remedial actions and environmental studies at the Salisbury Town Gas Light site. Of this amount, approximately $1.8 million has been recovered through insurance proceeds or in rates. As of June 30, 2005, a regulatory asset of approximately $1.1 million, representing the under recovery portion of the clean-up costs, has also been recorded. The Company expects to recover the remaining costs through rates.

Winter Haven Coal Gas Site
The Winter Haven Coal Gas site is located in Winter Haven, Florida. Chesapeake has been working with the Florida Department of Environmental Protection (“FDEP”) in assessing this former manufactured gas site. In May 1996, the Company filed an Air Sparging and Soil Vapor Extraction Pilot Study Work Plan (the “Work Plan”) for the Winter Haven site with the FDEP. The Work Plan described the Company’s proposal to undertake an AS/SVE pilot study to evaluate the site. After discussions with the FDEP, the Company filed a modified AS/SVE Pilot Study Work Plan, the description of the scope of work to complete the site assessment activities and a report describing a limited sediment investigation performed in 1997. In December 1998, the FDEP approved the AS/SVE Pilot Study Work Plan, which the Company completed during the third quarter of 1999. In February 2001, the Company filed a Remedial Action Plan (“RAP”) with the FDEP to address the contamination of the subsurface soil and ground-water in a portion of the site. The FDEP approved the RAP on May 4, 2001. Construction of the AS/SVE system was completed in the fourth quarter of 2002 and the system is now fully operational.

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

The Company has accrued a liability of $401,000 as of June 30, 2005 for the Winter Haven site. Through June 30, 2005, the Company has incurred approximately $1.4 million of environmental costs associated with this site and had collected, through rates, $172,000 in excess of costs incurred. A regulatory asset of approximately $228,000, representing the uncollected portion of the estimated clean-up costs, has also been recorded. The Company expects to recover the remaining costs through rates.

Other
The Company is in discussions with the MDE regarding the possible responsibilities of the Company for remediation of a gas manufacturing plant site located in Cambridge, Maryland. The outcome of this matter cannot be determined at this time.

Other Commitments and Contingencies

Collection of Florida Gross Receipts Tax
The Company provides natural gas supply and management services through its affiliate, Peninsula Energy Services Company (“PESCO”), to commercial and industrial customers located in Florida. Substantially all of the natural gas purchased by PESCO’s customers is sold to the customers at delivery points located outside the State of Florida and because title to the gas typically passes outside Florida, PESCO does not collect gross receipts taxes from its customers. The Company understands that the Florida Department of Revenue has alleged that other companies in the natural gas marketing industry should have collected the gross receipts tax from the purchasers of the gas under similar circumstances. On June 8, 2005, new legislation was enacted that establishes the responsibilities of unregulated natural gas marketers, such as PESCO, for the collection of the gross receipts tax. The law also contains amnesty provisions relating to the failure to collect gross receipts taxes on sales made prior to January 1, 2006. The Company is in the process of reviewing the new law and is developing compliance procedures. The Company does not believe that any liability it may have for unpaid gross receipts tax would have a material effect on the consolidated position, results of operations or cash flows of the Company.

Natural Gas and Propane Supply
The Company’s natural gas and propane distribution operations have entered into contractual commitments to purchase gas from various suppliers. The contracts have various expiration dates. In November 2004, the Company renewed its contract with an energy marketing and risk management company to manage a portion of the Company’s natural gas transportation and storage capacity. The contract expires March 31, 2007.

Corporate Guarantees
The Company has issued corporate guarantees to certain vendors of its propane wholesale marketing subsidiary, advanced information services subsidiary, and its Florida natural gas supply and management services subsidiary. These corporate guarantees provide for the payment of propane and natural gas purchases and office rent in the event of the subsidiaries’ default. The aggregate amount of the obligations guaranteed at June 30, 2005 totaled $9.7 million, with the guarantees expiring on various dates in 2006. All payables of the subsidiaries are recorded in the Consolidated Financial Statements.

The Company has issued a letter of credit to its primary insurance company in the amount of $694,000, which expires June 1, 2006. The letter of credit was provided as security for claims amounts to satisfy the deductibles on the Company’s policies.

Application of SFAS No. 71
Certain assets and liabilities of the Company are accounted for in accordance with SFAS No. 71 —“Accounting for the Effects of Certain Types of Regulation.” SFAS No. 71 provides guidance for public utilities and other regulated operations where the rates (prices) charged to customers are subject to regulatory review and approval. Regulators sometimes include costs in allowable costs in a period other than the period in which the costs would be charged to expense by an unregulated enterprise. That procedure can create assets, reduce assets, or create liabilities for the regulated enterprise. For financial reporting, an incurred cost for which a regulator permits recovery in a future period is accounted for like an incurred cost that is reimbursable under a cost-reimbursement-type contract. The Company believes that all regulatory assets as of June 30, 2005 are probable of recovery through rates. If the Company were required to terminate the application of SFAS No. 71 to its regulated operations, all such deferred amounts would be recognized in the income statement at that time. This could result in a charge to earnings, net of applicable income taxes, that could be material.

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

In March 2005, the FASB issued Interpretation No. 47 (“FIN No. 47”), “Accounting for Conditional Asset Retirement Obligations” an interpretation of SFAS No. 143. FIN No. 47 clarifies that the term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective for the Company no later than the fourth quarter of 2005. It is not expected to have a material impact on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 primarily requires retrospective application to prior periods’ financial statements for the direct effects of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement applies to all voluntary changes in accounting principle and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is required to adopt the provision of SFAS No. 154, as applicable, beginning in fiscal year 2006.

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

	Three Months Ended		Six Months Ended
For the Period Ended June 30,	2005	2004	2005	2004
Operating Revenues, Unaffiliated Customers
Natural gas distribution and transmission	$31,795,714	$25,101,243	$86,250,524	$67,402,227
Propane	7,294,710	5,754,405	27,485,820	24,214,662
Advanced information services	3,028,527	3,437,324	6,189,885	6,438,443
Other	101,426	-	139,396	-
Total operating revenues, unaffiliated customers	$42,220,377	$34,292,972	$120,065,625	$98,055,332

Intersegment Revenues (1)
Natural gas distribution and transmission	$39,140	$35,003	$84,017	$95,990
Propane distribution and marketing	33	-	668	-
Advanced information services	1,881	13,570	10,809	22,587
Other	154,623	168,686	309,246	338,132
Total intersegment revenues	$195,677	$217,259	$404,740	$456,709

Operating Income
Natural gas distribution and transmission	$3,193,851	$2,696,914	$10,986,237	$9,914,667
Propane	(762,685)	(881,576)	3,239,163	2,440,082
Advanced information services	(30,729)	259,750	(263,590)	331,835
Other and eliminations	(75,492)	87,706	(132,522)	175,517
Total operating income	$2,324,945	$2,162,794	$13,829,288	$12,862,101
(1) All significant intersegment revenues are billed at market rates and have been eliminated from consolidated revenues.

	June 30, 2005	December 31, 2004
Identifiable Assets
Natural gas distribution and transmission	$178,742,412	$184,412,301
Propane	41,698,136	47,531,106
Advanced information services	2,753,804	2,387,440
Other	11,550,535	7,379,794
Total identifiable assets	$234,744,887	$241,710,641

The Company’s operations are all domestic. The advanced information services segment has infrequent transactions with foreign companies, located primarily in Canada, that are denominated and paid in U.S. dollars. These transactions are immaterial to the consolidated revenues.

6.	Employee Benefit Plans
Net periodic benefit costs for the defined benefit pension plan, the executive excess benefit plan and other post-retirement benefits are shown below:

	Defined Benefit Pension Plan		Executive Excess Retirement Benefit Plan		Other Post-Retirement Benefits
For the Three Months Ended June 30,	2005	2004	2005	2004	2005	2004
Service Cost	$0	$84,690	$0	$23,851	$1,565	$1,315
Interest Cost	161,435	176,727	29,914	20,597	19,468	22,042
Expected return on plan assets	(175,822)	(235,889)	-	-	-	-
Amortization of transition amount	-	(3,776)	-	-	6,965	6,965
Amortization of prior service cost	(1,175)	(1,175)	-	697	-	-
Amortization of net loss (gain)	-	-	12,330	4,479	22,073	(3,752)
Net periodic benefit cost	($15,562)	$20,577	$42,244	$49,624	$50,071	$26,570

	Defined Benefit Pension Plan		Executive Excess Retirement Benefit Plan		Other Post-Retirement Benefits
For the Six Months Ended June 30,	2005	2004	2005	2004	2005	2004
Service Cost	$0	$169,379	$0	$52,438	$3,129	$2,677
Interest Cost	322,870	353,454	59,829	41,502	38,936	43,442
Expected return on plan assets	(351,643)	(471,778)	-	-	-	-
Amortization of transition amount	-	(7,552)	-	-	13,930	13,930
Amortization of prior service cost	(2,350)	(2,350)	-	1,394	-	-
Amortization of net loss (gain)	-	-	24,660	8,274	44,146	39,450
Net periodic benefit cost	($31,123)	$41,153	$84,489	$103,608	$100,141	$99,499

As disclosed in the December 31, 2004 financial statements, no contributions are expected to be required in 2005 for the defined benefit pension plan. The executive excess retirement benefit plan and other post-retirement benefit plans are unfunded. Cash benefits paid under the executive excess retirement benefit plan for the first six months of 2005 were $51,000. For the year 2005, benefits paid are expected to be $100,000. Net benefits paid under other post-retirement benefits are primarily for medical claims and were $71,000 for the first six months of 2005. For the year 2005, the Company’s actuary has estimated benefits paid will be $150,000.

7.	Investments
In June 2005, the Company purchased $1.2 million of investements to fund Rabbi Trusts to cover the cost of the Company’s Supplemental Executive Retirement Savings Plan. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and based on the Company’s intentions regarding these instruments, the Company classifies all investments in equity securities as trading securities. As a result of classifying them as trading securities, the Company is required to report the securities at their fair value, with any unrealized gains and losses included in earnings.

8.	Stockholders’ Equity
The changes in common stock shares issued and outstanding are shown below:

	For the Six Months Ended June 30, 2005	For the Twelve Months Ended December 31, 2004
Common Stock shares issued and outstanding (1)
Shares issued — beginning of period balance	5,778,976	5,660,594
Dividend Reinvestment Plan (2)	18,380	40,993
Retirement Savings Plan	8,937	39,157
Conversion of debentures	10,339	18,616
Performance shares and options exercised	18,799	19,616
Shares issued — end of period balance (3)	5,835,431	5,778,976

Treasury shares — beginning of period balance	(9,418)	-
Purchases	(2,142)	(15,316)
Dividend Reinvestment Plan	2,142	-
Retirement Savings Plan	9,227	-
Other issuances	-	5,898
Treasury Shares — end of period balance	(191)	(9,418)

Total Shares Outstanding	5,835,240	5,769,558

(1) 12,000,000 shares are authorized at a par value of $0.4867 per share.
(2) Includes shares purchased with reinvested dividends and optional cash payments.
(3) Includes 43,407 and 48,175 shares at June 30, 2005 and December 31, 2004, respectively, held by Rabbi Trusts established by the Company relating to the Supplemental Executive Retirement Savings Plan.

9.	Long-Term Debt
On June 29, 2005, the Company entered into an agreement in principle with Prudential Investment Management Inc. pursuant to which Prudential has agreed, subject to certain conditions, to purchase from the Company $20 million in principal amount of Senior Notes issued by the Company provided that the Company elects to effect the sale of the Notes to Prudential at any time prior to January 15, 2007. The interest rate on the Notes would be fixed at 5.5 percent. The terms of the Notes would require principal repayments in the amount of $2 million annually beginning in 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of the financial statements with a narrative on the Company’s financial condition, results of operations, liquidity, critical accounting policies and the future impact of accounting standards that have been issued, but not yet effective. The Company’s MD&A is presented in nine sections: Overview, Results of Operations, Liquidity and Capital Resources, Off-Balance Sheet Arrangements, Contractual Obligations, Environmental Matters, Other Matters, Competition, and Recent Accounting Pronouncements. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto and Chesapeake’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “10-K”), including the audited consolidated financial statements and notes contained in the 10-K.

Overview
Chesapeake Utilities Corporation (the “Company” or “Chesapeake”) is a diversified utility company engaged in natural gas distribution and transmission, propane distribution and wholesale marketing, advanced information services and other related businesses. For additional information regarding segments, refer to Note 5, Segments, of the Notes to Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q.

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

Due to the seasonality of the Company’s business, results for interim periods are not necessarily indicative of results for the entire fiscal year. Revenue and earnings are typically greater during the Company’s first and fourth quarters, which includes a majority of the colder temperatures on the Delmarva Peninsula.

The principal business, economic and other factors that affect the operations and/or financial performance of the Company include:

•	weather conditions and weather patterns;
•	regulatory environment and regulatory decisions;
•	availability of natural gas and propane supplies;
•	interstate pipeline transportation and storage capacity;
•	natural gas and propane prices and the prices of competing fuels, such as oil and electricity;
•	changes in natural gas and propane usage resulting from improved appliance efficiencies and the effect of changing natural gas and propane prices;
•	the level of capital expenditures for adding new customers and replacing facilities worn beyond economic repair;
•	competitive environment;
•	environmental matters;
•	economic conditions and interest rates;
•	inflation / deflation;
•	changes in technology; and
•	changes in accounting principles.

Chesapeake sold the assets and operations of its seven water dealerships during 2003 and 2004.

Results of Operations for the Quarter Ended June 30, 2005

Consolidated Overview
Net income from continuing operations for the quarter ended June 30, 2005 increased $184,000, or 30 percent, compared to the same period in 2004. Second quarter net income was $796,000, or $0.14 per share (diluted), an increase of $0.03 per share compared to 2004.

For the Three Months Ended June 30,	2005	2004	Change
Net Income
Continuing operations	$795,924	$611,518	$184,406
Discontinued operations	-	19,148	(19,148)
Total Net Income	$795,924	$630,666	$165,258

Diluted Earnings Per Share
Continuing operations	$0.14	$0.11	$0.03
Discontinued operations	-	-	-
Total Earnings Per Share	$0.14	$0.11	$0.03

For the Three Months Ended June 30,	2005	2004	Change
Operating Income
Natural Gas Distribution & Transmission	$3,193,851	$2,696,914	$496,937
Propane	(762,685)	(881,576)	118,891
Advanced Information Services	(30,729)	259,750	(290,479)
Other & eliminations	(75,492)	87,706	(163,198)
Operating Income	2,324,945	2,162,794	162,151

Other Income	228,481	74,217	154,264
Interest Charges	1,273,166	1,328,231	(55,065)
Income Taxes	484,336	297,262	187,074
Net Income from Continuing Operations	$795,924	611,518	$184,406

The following discussions of segment results include use of the term “gross margin.” Gross margin is determined by deducting the cost of sales from operating revenue. Cost of sales includes the purchased gas cost for the natural gas and propane and the cost of labor spent on direct revenue-producing activities. Gross margin should not be considered an alternative to operating income or net income, which are determined in accordance with Generally Accepted Accounting Principles (“GAAP”). Chesapeake believes that gross margin, although a non-GAAP measure, is useful and meaningful to investors as a basis for making investment decisions. It provides investors with information that demonstrates the profitability achieved by the Company under its allowed rates for regulated operations and under its competitive pricing structure for unregulated segments. Chesapeake’s management uses gross margin in measuring its business units’ performance and has historically analyzed and reported gross margin information publicly. Other companies may calculate gross margin in a different manner.

Natural Gas Distribution and Transmission
The natural gas distribution and transmission segment earned operating income of $3.2 million for the second quarter of 2005 compared to $2.7 million for the corresponding period in 2004, an increase of $497,000, or 18 percent.

For the Three Months Ended June 30,	2005	2004	Change
Revenue	$31,834,854	$25,136,246	$6,698,608
Cost of gas	20,524,686	15,111,043	5,413,643
Gross margin	11,310,168	10,025,203	1,284,965

Operations & maintenance	5,842,071	5,216,149	625,922
Depreciation & amortization	1,431,179	1,359,816	71,363
Other taxes	843,067	752,324	90,743
Other operating expenses	8,116,317	7,328,289	788,028
Total Operating Income	$3,193,851	$2,696,914	$496,937

Statistical Data — Delmarva Peninsula
Heating degree-days
Actual	581	410	171
10-year average (normal)	506	500	6

Estimated gross margin per HDD	$1,800	$1,800	$0

Per residential customer added:
Estimated gross margin	$372	$372	$0
Estimated other operating expenses	$104	$104	$0

Residential Customer Information
Average number of customers
Delmarva	37,130	34,002	3,128
Florida	11,661	10,849	812
Total	48,791	44,851	3,940

Revenue and cost of gas increased in 2005 compared to 2004, primarily due to changes in natural gas commodity prices, customer growth and colder weather on the Delmarva Peninsula. Commodity cost changes are passed on to the ratepayers through a gas cost recovery or purchased gas cost adjustment in all jurisdictions; therefore, they have limited impact on the Company’s profitability. However, higher commodity prices may cause customers to reduce their energy consumption through conservation efforts and may cause the Company to have higher bad debt expense.

Gross margin grew by $1.3 million in 2005 compared to 2004. The Company added an average of 3,128 residential customers in Delmarva, an increase of 9 percent, over 2004. The Company estimates that these customers added $291,000 to gross margin. In the second quarter of 2005, temperatures were 42 percent colder than the prior year. Management estimates that the colder weather on the Delmarva Peninsula positively impacted gross margin by $310,000 when compared to 2004. The Florida distribution operations also experienced strong residential customer growth of 812 customers, or 7 percent, and industrial customer growth that combined to improve Florida gross margin by $322,000. The natural gas transmission operation also achieved gross margin growth of $226,000, due to additional contracts for transportation capacity provided to its firm customers.

Higher other operating expenses of $788,000 partially offset the gross margin increase. The higher expenses reflect the costs to support customer growth and costs associated with increased earnings, such as payroll, benefits, incentive compensation and other taxes.

In July 2005, the natural gas transmission operation received approval from the Federal Energy Regulatory Commission (“FERC”) to construct and operate additional pipeline facilities representing Phase III of a previously authorized three-phase expansion project. The first two phases of the expansion project were constructed in 2003 and 2004. Phase III facilities are expected to be completed and in service in November 2005. Management currently anticipates that this expansion will contribute approximately $1.4 million annually to gross margin.

Propane
During the second quarter of 2005, the propane segment incurred an operating loss of $763,000, which represents an improvement of $119,000 compared to the second quarter of 2004. Gross margin increased $356,000, or 14 percent, while other operating expenses increased $237,000, or 7 percent.

For the Three Months Ended June 30,	2005	2004	Change
Revenue	$7,294,743	$5,754,405	$1,540,338
Cost of sales	4,454,279	3,270,155	1,184,124
Gross margin	2,840,464	2,484,250	356,214

Operations & maintenance	3,054,185	2,842,743	211,442
Depreciation & amortization	388,768	370,935	17,833
Other taxes	160,196	152,148	8,048
Other operating expenses	3,603,149	3,365,826	237,323
Total Operating Loss	($762,685)	($881,576)	$118,891

Statistical Data — Delmarva Peninsula
Heating degree-days
Actual	581	410	171
10-year average (normal)	506	500	6

Estimated gross margin per HDD	$1,691	$1,691	$0

Increases in revenues and cost of sales in 2005 were caused by an increase in the commodity prices of propane. Commodity price changes are generally passed on to the customer, subject to competitive market conditions. High commodity prices may cause customers to reduce their energy consumption through conservation efforts and may cause higher bad debt expense.

Propane distribution gross margin increased $400,000 and propane wholesale marketing gross margin decreased $44,000. The Delmarva distribution operations’ gross margin was $2.3 million, an increase of $320,000 compared to 2004. Colder weather on the Delmarva Peninsula contributed approximately $290,000 to the increase. The increase in gross margin was partially offset by higher operating costs associated with the Pennsylvania start-up and costs relating to health insurance benefit claims. The Pennsylvania start-up resulted from acquiring the assets of J.O. Fenstermacher & Son, LLC in November 2004.

The Florida propane distribution operations improved operating income by $34,000 compared to 2004. The number of customers in Florida increased by 28 percent, resulting in an improvement of $80,000 in gross margin. An increase in other operating expenses of $46,000, attributable to payroll, benefits and depreciation, partially offset the increase in gross margin.

Gross margin for the Company’s propane wholesale marketing operation decreased by $44,000 in the second quarter of 2005, compared to the same period of 2004. The wholesale marketing operation continues to follow conservative marketing strategies, which lowers risk and earnings, in light of continued high wholesale price levels.

Advanced Information Services
The advanced information services business experienced an operating loss of $31,000 for the second quarter of 2005, a decline of $290,000 compared to the second quarter of last year.

For the Three Months Ended June 30,	2005	2004	Change
Revenue	$3,030,408	$3,450,894	($420,486)
Cost of sales	1,849,279	1,864,709	(15,430)
Gross margin	1,181,129	1,586,185	(405,056)

Operations & maintenance	1,059,584	1,176,368	(116,784)
Depreciation & amortization	28,834	34,530	(5,696)
Other taxes	123,440	115,537	7,903
Other operating expenses	1,211,858	1,326,435	(114,577)
Total Operating (Loss) Income	($30,729)	$259,750	($290,479)

Revenue for the advanced information services segment decreased $420,000 while cost of sales remained constant. Decreases in consulting revenues for the eBusiness and Enterprise Solutions groups of $262,000 and lower sales of Progress software licenses of $155,000 account for the decrease in revenue when compared to 2004. Other operating expenses in 2005 were lower by $115,000 primarily due to cost containment measures implemented during the second quarter and lower incentive compensation due to lower revenues and earnings. The Company estimates that the cost containment measures will reduce expenses by $32,000 monthly beginning June 1, 2005 or $384,000 annually.

Other Business Operations and Eliminations
Other operations and eliminating entries resulted in operating losses of $75,000 for the second quarter of 2005 compared to operating income of $88,000 for the second quarter of 2004. Other operations consist primarily of subsidiaries that own real estate leased to other Company subsidiaries. In addition, in 2004 the Company formed OnSight Energy, LLC (“OnSight”) to provide distributed energy services. Distributed energy refers to a variety of small, modular power generating technologies that may be combined with heating and/or cooling systems. OnSight completed its first contract in the second quarter of 2005. OnSight’s operating loss for the quarter was $122,000 and as a result of the start-up, other operating expenses increased by $140,000 over 2004 levels. Eliminations are entries required to eliminate activities between business segments from the consolidated results.

For the Three Months Ended June 30,	2005	2004	Change
Revenue	$256,049	$168,686	$87,363
Cost of sales	82,716	-	82,716
Gross margin	173,333	168,686	4,647

Operations & maintenance	162,058	20,398	141,660
Depreciation & amortization	70,378	53,929	16,449
Other taxes	24,429	14,691	9,738
Other operating expenses	256,865	89,018	167,847
Operating (Loss) Income - Other	(83,532)	79,668	(163,200)
Operating Income - Eliminations	8,040	8,038	2
Total Operating (Loss) Income	($75,492)	$87,706	($163,198)

Discontinued Operations
In 2003, Chesapeake decided to exit the water services business. Six of seven water dealerships were sold during 2003 and the remaining operation was sold in October 2004. For the second quarter 2004, $19,000 was earned by discontinued operations, net of income taxes. As a result of the dispositions, there was no activity in 2005.

Income Taxes
Income tax expense for the three months ended June 30, 2005 is $484,000 compared to an income tax expense of $297,000 for the three months ended June 30, 2004. The increase in income tax expense is attributed to higher income. The effective tax rate for the second quarter of 2005 is 37.8% compared to an effective tax rate of 32.7% for the same period of 2004. Permanent tax differences remain constant from period to period. The seasonality of the Company’s business segments will have an impact on the effective tax rate on interim reporting periods.

Interest Expense
Interest expense for the second quarter of 2005 decreased approximately $55,000, or 4 percent, versus the same period in 2004. Interest on long-term debt decreased $75,000. The average long-term debt balance declined from $72.0 million in the second quarter of 2004 to $68.1 million for the first three months of 2005, as a result of scheduled principal repayments. Interest on short-term debt increased $2,000 for the second quarter of 2005, compared to the same period during 2004 as a result of an increase in the average balance of short-term debt outstanding.

Results of Operations for the Six Months Ended June 30, 2005

Consolidated Overview
The Company earned income from continuing operations of $7.0 million or $1.19 per share (diluted), for the first six months of 2005, an increase of $644,000, compared to income from continuing operations of $6.4 million, or $1.10 per share, for the corresponding period in 2004.

For the Six Months Ended June 30,	2005	2004	Change
Net Income
Continuing operations	$7,028,720	$6,385,052	$643,668
Discontinued operations	-	(15,187)	15,187
Total Net Income	$7,028,720	$6,369,865	$658,855

Diluted Earnings Per Share
Continuing operations	$1.19	$1.10	$0.09
Discontinued operations	-	(0.01)	0.01
Total Earnings Per Share	$1.19	$1.09	$0.10

For the Six Months Ended June 30,	2005	2004	Change
Operating Income
Natural Gas Distribution & Transmission	$10,986,237	$9,914,667	$1,071,570
Propane	3,239,163	2,440,082	799,081
Advanced Information Services	(263,590)	331,835	(595,425)
Other & eliminations	(132,522)	175,517	(308,039)
Operating Income	13,829,288	12,862,101	967,187

Other Income	310,861	176,693	134,168
Interest Charges	2,550,944	2,654,997	(104,053)
Income Taxes	4,560,485	3,998,745	561,740
Net Income from Continuing Operations	$7,028,720	$6,385,052	$643,668

The following discussions of segment results include use of the term “gross margin.” Gross margin is determined by deducting the cost of sales from operating revenue. Cost of sales includes the purchased gas cost for the natural gas and propane and the cost of labor spent on direct revenue-producing activities. Gross margin should not be considered an alternative to operating income or net income, which are determined in accordance with Generally Accepted Accounting Principles (“GAAP”). Chesapeake believes that gross margin, although a non-GAAP measure, is useful and meaningful to investors as a basis for making investment decisions. It provides investors with information that demonstrates the profitability achieved by the Company under its allowed rates for regulated operations and under its competitive pricing structure for unregulated segments. Chesapeake’s management uses gross margin in measuring its business units’ performance and has historically analyzed and reported gross margin information publicly. Other companies may calculate gross margin in a different manner.

Natural Gas Distribution and Transmission
The natural gas distribution and transmission segment earned operating income of $11.0 million for the first six months of 2005 compared to $9.9 million for the corresponding period in 2004, an increase of $1.1 million, or 11 percent.

For the Six Months Ended June 30,	2005	2004	Change
Revenue	$86,334,541	$67,498,217	$18,836,324
Cost of gas	58,982,954	42,529,941	16,453,013
Gross margin	27,351,587	24,968,276	2,383,311

Operations & maintenance	11,697,256	10,739,003	958,253
Depreciation & amortization	2,846,073	2,703,096	142,977
Other taxes	1,822,021	1,611,510	210,511
Other operating expenses	16,365,350	15,053,609	1,311,741
Total Operating Income	$10,986,237	$9,914,667	$1,071,570

Statistical Data — Delmarva Peninsula
Heating degree-days
Actual	3,172	3,004	168
10-year average (normal)	2,762	2,771	(9)

Estimated gross margin per HDD	$1,800	$1,800	$0

Per residential customer added:
Estimated gross margin	$372	$372	$0
Estimated other operating expenses	$104	$104	$0

Residential Customer Information
Average number of customers
Delmarva	37,133	34,052	3,081
Florida	11,665	10,829	836
Total	48,798	44,881	3,917

Revenue and cost of gas increased in 2005 compared to 2004, primarily due to changes in natural gas commodity prices, customer growth and colder weather on the Delmarva Peninsula. Commodity cost changes are passed on to the ratepayers through a gas cost recovery or purchased gas cost adjustment in all jurisdictions; therefore, they have limited impact on the Company’s profitability. However, higher commodity prices may cause customers to reduce their energy consumption through conservation efforts and may cause the Company to have higher bad debt expense.

Gross margin grew by $2.4 million in 2005 compared to 2004. The average number of residential customers in Delmarva increased by 3,081, or 9 percent, over 2004. The Company estimates that these customers added $573,000 to gross margin. This growth was partially offset by lower consumption per customer that reflects more energy-efficient housing and customer conservation efforts in light of higher energy costs. For the first half of 2005, temperatures were 6 percent colder than 2004. Management estimates that the colder weather on the Delmarva Peninsula positively impacted gross margin in the first half of 2005 by $305,000 as compared to 2004.

The Florida distribution operations also experienced strong residential customer growth of 836 customers, or 8 percent, along with industrial and commercial customer growth that combined to improve Florida gross margin by $623,000. The natural gas transmission operation also achieved gross margin growth of $586,000, due to additional contracts for transportation capacity provided to its firm customers. These contracts, which commenced November 1, 2004, contributed $687,000 for the first half of 2005.

Other operating expenses increased $1.3 million for the first six months of 2005 compared to the same period in 2004, which partially offset the gross margin increase. The higher expenses reflect the costs to support customer growth and costs associated with increased earnings, such as payroll, benefits, incentive compensation and other taxes.

Propane
The propane segment contributed $3.2 million of operating income for the first six months of 2005, which represents an improvement of $799,000 or 33 percent compared to the corresponding period in 2004. Gross margin increased $1.3 million, or 13 percent, while other operating expenses increased $502,000, or 7 percent.

For the Six Months Ended June 30,	2005	2004	Change
Revenue	$27,486,488	$24,214,662	$3,271,826
Cost of sales	16,540,553	14,569,491	1,971,062
Gross margin	10,945,935	9,645,171	1,300,764

Operations & maintenance	6,480,877	6,032,487	448,390
Depreciation & amortization	800,327	753,963	46,364
Other taxes	425,568	418,639	6,929
Other operating expenses	7,706,772	7,205,089	501,683
Total Operating Income	$3,239,163	$2,440,082	$799,081

Statistical Data — Delmarva Peninsula
Heating degree-days
Actual	3,172	3,004	168
10-year average (normal)	2,762	2,771	(9)

Estimated gross margin per HDD	$1,691	$1,691	$0

Increases in revenues and cost of sales in 2005 were the result of an increase in the commodity prices of propane. Commodity price changes are generally passed on to the customer, subject to competitive market conditions. High commodity prices may cause customers to reduce their energy consumption through conservation efforts and may cause higher bad debt expense.

Propane distribution gross margin increased $1.3 million and propane wholesale marketing gross margin increased $30,000. The Delmarva distribution operations’ gross margin was $9.5 million for the first six months of 2005, an increase of $1.0 million, or 12 percent, compared to 2004. The gross margin increased primarily due to changes in purchasing and hedging strategies, colder weather and gross margins from the Company’s start-up location in southeastern Pennsylvania. The Company estimates that the changes in purchasing and hedging strategies increased gross margins by $420,000 in the first six months of 2005 compared to the same period in 2004. The colder weather on the Delmarva Peninsula contributed approximately $284,000 to gross margin. The Pennsylvania start-up contributed $191,000 to gross margin in the first six months of 2005. Other operating expenses increase $502,000 in the first half of 2005 compared to the same period in 2004 primarily due to payroll, benefits, insurance and costs incurred by the Pennsylvania start-up.

The Florida propane distribution operations increased the number of customers by 32 percent, resulting in an improvement of $241,000 in gross margin. An increase in other operating expenses of $86,000 partially offset the increase. Operating income improved $155,000.

The Company’s propane wholesale marketing operation contributed $156,000 to operating income, an increase of $22,000 compared to 2004. The wholesale marketing operation continues to follow conservative marketing strategies, which lower risk and earnings, in light of continued high wholesale price levels.

Advanced Information Services
The advanced information services business experienced an operating loss of $264,000 for the first six months of 2005, a decline of $595,000 compared to last year.

For the Six Months Ended June 30,	2005	2004	Change
Revenue	$6,200,694	$6,461,030	($260,336)
Cost of sales	3,827,754	3,543,487	284,267
Gross margin	2,372,940	2,917,543	(544,603)

Operations & maintenance	2,277,882	2,230,196	47,686
Depreciation & amortization	60,129	73,675	(13,546)
Other taxes	298,519	281,837	16,682
Other operating expenses	2,636,530	2,585,708	50,822
Total Operating (Loss) Income	($263,590)	$331,835	($595,425)

Revenue for the advanced information services decreased $260,000 in the first six months of 2005 compared to last year. This decrease is the result of consulting revenues for the eBusiness group being $538,000 lower in the first six months of 2005 compared to the same period in 2004. This decrease is partially offset by an increase of $312,000 for consulting revenue by the Enterprise Solutions group. Cost of sales increased due to modifications to the LAMPS™ software product, in order to market it to additional prospective customers and non-billable hours accumulated for employees within the consulting group resulting from lower consulting revenue. Other operating expenses in 2005 were increased $51,000 primarily due to consulting charges incurred for continued investment in enhancements to LAMPS™ and benefits claims, which were offset by cost containment measures implemented to lower operating expenses.

Other Business Operations and Eliminations
Other operations and eliminating entries resulted in operating losses of $133,000 for the first six months of 2005 compared to an operating income of $176,000 for the first six months of last year. OnSight, Chesapeake’s provider of distributed energy services, operating loss for the first half of 2004 was $254,000 and as a result of the start-up, other operating expenses increased by $281,000 over 2004 levels. Eliminations are entries required to eliminate activities between business segments from the consolidated results.

For the Six Months Ended June 30,	2005	2004	Change
Revenue	$448,642	$338,132	$110,510
Cost of sales	112,629	-	112,629
Gross margin	336,013	338,132	(2,119)

Operations & maintenance	308,034	41,648	266,386
Depreciation & amortization	121,640	107,139	14,501
Other taxes	54,939	29,906	25,033
Other operating expenses	484,613	178,693	305,920
Operating (Loss) Income - Other	(148,600)	159,439	(308,039)
Operating Income - Eliminations	16,078	16,078	0
Total Operating (Loss) Income	($132,522)	$175,517	($308,039)

Discontinued Operations
In 2003, Chesapeake decided to exit the water services business. Six of seven water dealerships were sold during 2003 and the remaining operation was sold in October 2004. A loss of $15,000, net of tax, was incurred by discontinued operations for the six months of 2004. As a result of the dispositions, there was no activity in 2005.

Income Taxes
Income tax expense for the six months ended June 30, 2005 is $4.6 million compared to an income tax expense of $4.0 million for the six months ended June 30, 2004. The effective tax rate for the first six months was constant from year to year.

Interest Expense
Interest expense for the first half of 2005 decreased approximately $104,000, or 4 percent, versus the same period in 2004. Interest on long-term debt decreased $136,000. The average long-term debt balance declined from $71.9 million in the first half of 2004 to $68.0 million for the first half of 2005, as a result of scheduled principal repayments. Interest on short-term debt increased $13,000 during the first six months of 2005, compared to the same period during 2004 as a result of an increase in the average balance of short-term debt outstanding.

Financial Position, Liquidity and Capital Resources

The Company’s capital requirements reflect the capital-intensive nature of its business and are principally attributable to its construction program (described below) and the retirement of outstanding debt. The Company relies on cash generated by operations and short-term borrowing to meet normal working capital requirements and to temporarily finance capital expenditures. During the first six months of 2005, net cash provided by operating activities, net cash used by investing activities and net cash used by financing activities were approximately $22.9 million, $11.8 million and $8.8 million, respectively.

Cash flows from operating activities for the six months ended June 30, 2005 and 2004 are summarized below:

For the Six Months Ended June 30,	2005	2004	Change
Net Income	$7,028,720	$6,369,865	$658,855
Non-cash adjustment to net income	4,337,525	6,859,419	(2,521,894)
Changes in working capital	11,508,556	8,326,306	3,182,250
Net cash from operating activties	$22,874,801	$21,555,590	$1,319,211

Net cash provided by operating activities increased $1.3 million for the six months ended June 30, 2005 compared to the same period in 2004, primarily due to increases in earnings from continued operations, decrease in accounts receivable and propane inventory, which were offset by a decrease in accounts payable and a decrease in non-cash adjustment to net income for lower deferred income taxes.

Cash used in investing activities from continuing operations for the first six months of 2005 was $11.8 million, compared with $6.2 million for the same period in 2004. The change was primarily due to purchase of investments for the Company’s Rabbi Trusts and an increase in capital spending.

During the six-month periods ended June 30, 2005 and 2004, capital expenditures (net of retirements) were approximately $10.8 million and $6.6 million, respectively. Chesapeake has budgeted $38.6 million for capital expenditures during 2005. The capital budget includes a total of $15.4 million for natural gas distribution, $16.9 million for natural gas transmission, $5.1 million for propane distribution and wholesale marketing, $504,000 for advanced information services and $695,000 for other operations. The natural gas distribution and transmission expenditures are for expansion and improvement of facilities, primarily the transmission operation’s new pipeline facilities described herein and extending distribution mains to serve customers in Sussex County Delaware. The transmission operation’s budget includes approximately $15.9 million of investment in mains to serve growth. The FERC has approved the construction and operation of new pipeline facilities that would extend service to Milton, Delaware. The new facilities are expected to provide an additional $1.4 million of gross margin annually and are expected to be in service in November 2005. The propane expenditures are to support customer growth and for the replacement of equipment. The advanced information services expenditures are for computer hardware, software and related equipment. The projected capital expenditures for other related businesses consist of expenditures for general plant and computer hardware and software. Chesapeake expects to incur approximately $245,000 in 2005 and $137,000 in 2006 for environmental-related expenditures. Additional expenditures may be required in future years. Management does not expect financing of future environmental-related expenditures to have a material adverse effect on the financial position or capital resources of the Company (see Note 3 to the Condensed Consolidated Financial Statements).

Cash used in financing activities from continuing operations was $8.8 million for the first six months of 2005, compared to $8.2 million for the same period in 2004. The change was primarily from the result of an increase in repayment of line of credit agreements of $1.2 million, which was partially offset be a decrease of $373,000 for the repayment of long-term debt.

The Board of Directors has authorized the Company to borrow up to $35.0 million of short-term debt from various banks and trust companies. As of June 30, 2005, Chesapeake had five unsecured bank lines of credit with three financial institutions, totaling $65.0 million, for short-term cash needs to meet seasonal working capital requirements and to fund, temporarily, portions of its capital expenditures. Two of the bank lines, totaling $15.0 million, are committed. The remaining three lines are subject to the banks’ availability of funds. In the six-month period ended June 30, 2005, cash provided by operations was adequate to fund capital expenditures and repay $4.7 million of short-term debt that was outstanding at December 31, 2004. At June 30, 2005, the Company had outstanding an irrevocable letter of credit in the amount of $694,000 issued to one of the Company’s insurance providers. The letter of credit reduced the available borrowing under the short-term lines.

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

As of June 30, 2005 common equity represented 56.9 percent of total capitalization, compared to 54.1 percent as of December 31, 2004. Combining short-term financing with total capitalization, the equity component would have been 55.1 percent and 51.3 percent at June 30, 2005 and December 31, 2004, respectively. The Company remains committed to maintaining a sound capital structure and strong credit ratings in order to provide the financial flexibility needed to access the capital markets when required. This commitment, along with adequate and timely rate relief for the Company’s regulated operations, is intended to ensure that the Company will be able to attract capital from outside sources at a reasonable cost.

On June 29, 2005, the Company entered into an agreement in principle with Prudential Investment Management Inc. pursuant to which Prudential has agreed, subject to certain conditions, to purchase from the Company $20 million in principal amount of Senior Notes issued by the Company provided that the Company elects to effect the sale of the Notes to Prudential prior to January 15, 2007. The interest rate on the Notes would be fixed at 5.5 percent. The terms of the Notes would require principal repayments in the amount of $2 million annually beginning in 2011. The primary purpose of the proceeds from the sale of the Notes is to provide funding for capital projects. Chesapeake does not expect to effect the sale of the Senior Notes until December 2006.

Off-Balance Sheet Arrangements
As noted in the Company’s 2004 Annual Report on Form 10-K, the only off-balance sheet arrangements are corporate guarantees to certain vendors of its propane wholesale marketing subsidiary and Florida natural gas supply and management services subsidiary and a letter of credit issued to its main insurance carrier. All payables of the propane wholesale marketing subsidiary and the Florida natural gas supply and management services subsidiary and all the Company’s liabilities related to insurance matters are recorded in the Company’s financial statements. See Note 3 to the Condensed Consolidated Financial Statements for further information. The guarantees at June 30, 2005 totaled $9.7 million and expire at various dates in 2005 and 2006.

Contractual Obligations
There have been no material changes in the contractual obligations presented in the Company’s 2004 Annual Report on Form 10-K, except for commodity purchase obligations and forward contracts entered into in the ordinary course of the Company’s business. Below is a summary of the commodity and forward contract obligations at June 30, 2005. None of the commodity or forward contracts extend beyond 2006.

	Payments Due by Period
Purchase Obligations	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Commodities (1)	$2,911,572	$0	$0	$0	$2,911,572
Propane (2)	3,422,042	-	-	-	3,422,042
Total Purchase Obligations	$6,333,614	$0	$0	$0	$6,333,614
(1)In addition to the obligations noted above, the natural gas distribution and propane distribution operations have agreements with commodity suppliers that have provisions that allow the Company to reduce or eliminate the quantities purchased. There are no monetary penalties for reducing the amounts purchased; however, the propane contracts allow the suppliers to reduce the amounts available in the winter season if the Company does not purchase specified amounts during the summer season. Under these contracts, the commodity prices will fluctuate as market prices fluctuate.
(2)The Company has also entered into forward sale contracts in the aggregate amount of $4.9 million. See Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk,” below for further information.

Environmental Matters
As more fully described in Note 3 to the Condensed Consolidated Financial Statements, Chesapeake has completed its responsibilities related to two former gas manufacturing plant sites. The Company received a Certificate of Completion of Work from the EPA and is waiting for a reply from the MDE regarding a No Further Action request submitted in November 2002. Chesapeake is currently participating in the investigation, assessment or remediation of one other former gas manufacturing plant site. The Company continues to work with federal and state environmental agencies to assess the environmental impact and explore options for corrective action at these sites. The Company believes that future costs associated with these sites will be recoverable in rates or through sharing arrangements with, or contributions by, other responsible parties. The Company is in discussions with the Maryland Department of the Environment regarding a fourth former gas manufacturing plant site located in Cambridge, Maryland. The outcome of this matter cannot be determined at this time.

Other Matters

Regulatory Matters
The Company’s natural gas distribution operations are subject to regulation by the Delaware, Maryland and Florida Public Service Commissions. Eastern Shore Natural Gas Company (“Eastern Shore”), the Company’s natural gas transmission operation, is subject to regulation by the Federal Energy Regulatory Commission (“FERC”).

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

On April 1, 2003, Eastern Shore filed an application for a Certificate of Public Convenience and Necessity (“Application”) before the FERC requesting authorization to construct the necessary facilities to enable Eastern Shore to provide additional daily firm transportation capacity of 15,100 dekatherms over a three-year period commencing November 1, 2003. Phases I and II were completed in 2003 and 2004. Phase II service levels began November 1, 2004. Phase III is currently under construction and is expected to be completed and in service in November 2005.

On December 22, 2004, Eastern Shore filed to amend the Application to seek FERC authorization to construct and operate new pipeline facilities necessary to provide an additional 7,450 dekatherms of daily firm transportation service requested by its customers to be available November 1, 2005. In July 2005, the Federal Energy Regulatory Commission (“FERC”) granted approval to Eastern Shore to construct and operate additional pipeline facilities representing Phase III of a previously authorized three-phase expansion project. The first two phases of the expansion project were constructed in 2003 and 2004. Phase III facilities are expected to be completed and in service in November 2005.

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

Delaware. On September 1, 2004, the Delaware division filed its annual Gas Sales Service Rates (“GSR”) application with the Delaware Public Service Commission (“DPSC”) to become effective for service rendered on and after November 1. On September 14, 2004, the DPSC approved the GSR charges, subject to full evidentiary hearings and a final decision. Due to the most recent rise in natural gas market prices, the Delaware division’s under collection balance was expected to exceed the six percent (6%) tolerance as defined in its tariff; therefore, on December 1, 2004, the Delaware division filed an “out-of-cycle” rate application proposing to place revised GSR charges into effect on January 1, 2005, pending DPSC approval. On December 21, 2004, the DPSC granted approval of these supplemental GSR charges, subject to full evidentiary hearings and a final decision. An evidentiary hearing was held in this matter on May 26, 2005. The DPSC issued a final decision on June 21, 2005 in which the proposed GSR changes that became effective November 1, 2004 and January 1, 2005 were granted final approval.

On November 1, 2004, the Delaware division filed its annual Environmental Rider Rate (“ER”) application that was effective for service rendered on and after December 1, 2004. The DPSC granted approval of the ER rate at its regularly scheduled meeting on November 9, 2004, subject to full evidentiary hearings and a final decision. An evidentiary hearing was held on June 2, 2005. A final decision by the DPSC is expected during the third quarter of 2005.

Florida. On May 16, 2005, the Florida division filed for approval of a Special Contract with the Department of Management Services and Agency of the State of Florida for service to the Washington Correction Institution (“WCI”). WCI is located in Washington County in the Florida panhandle and would become the thirteenth county served by the Company’s Florida division. The Florida Public Service Commission approved the Company’s request on July 19, 2005. If the petition is approved, service to the existing WCI facility is expected to begin during the third quarter of 2005.

Competition
The Company’s natural gas operations compete with other forms of energy including electricity, oil and propane. The principal competitive factors are price and, to a lesser extent, accessibility. The Company’s natural gas distribution operations have several large volume industrial customers that have the capacity to use fuel oil as an alternative to natural gas. When oil prices decline, these interruptible customers convert to oil to satisfy their fuel requirements. Lower levels in interruptible sales occur when oil prices are lower relative to the price of natural gas. Oil prices, as well as the prices of electricity and other fuels are subject to fluctuation for a variety of reasons; therefore, future competitive conditions are not predictable. To address this uncertainty, the Company uses flexible pricing arrangements on both the supply and sales sides of its business to maximize sales volumes. As a result of the transmission business’ conversion to open access, this business has shifted from providing competitive sales service to providing transportation and contract storage services.

The Company’s natural gas distribution operations located in Delaware, Maryland and Florida offer transportation services to certain industrial customers. The Florida operation extended transportation service to commercial customers in 2001 and to residential customers in 2002. With transportation service now available on the Company’s distribution systems, the Company is competing with third party suppliers to sell gas to certain customers. As it relates to transportation services, the Company’s competitors include interstate transmission companies that are in close proximity to the Company’s pipeline. The customers at risk are usually large volume commercial and industrial customers with the financial resources and capability to bypass the distribution operations in this manner. In certain situations, the distribution operations may adjust services and rates for these customers to retain their business. The Company expects to continue to expand the availability of transportation service to additional classes of distribution customers in the future. The Company operates a natural gas supply and management services operation in Florida to compete for customers eligible for transportation services.

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

In March 2005, the FASB issued Interpretation No. 47 (“FIN No. 47”), “Accounting for Conditional Asset Retirement Obligations” an interpretation of SFAS No. 143. FIN No. 47 clarifies that the term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective for the Company no later than the fourth quarter of 2005. It is not expected to have a material impact on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS 154 primarily requires retrospective application to prior periods’ financial statements for the direct effects of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement applies to all voluntary changes in accounting principle and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is required to adopt the provision of SFAS 154, as applicable, beginning in fiscal year 2006.

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

Cautionary Statement
Chesapeake has made statements in this report that are considered to be forward-looking statements. These statements are not matters of historical fact. Sometimes they contain words such as “believes,”“expects,”“intends,”“plans,”“will,” or “may,” and other similar words of a predictive nature. These statements relate to matters such as customer growth, changes in revenues or gross margins, capital expenditures, environmental remediation costs, regulatory approvals, market risks associated with the Company’s propane wholesale marketing operation, competition, inflation and other matters. It is important to understand that these forward-looking statements are not guarantees, but are subject to certain risks and uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, among other things:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the potential loss arising from adverse changes in market rates and prices. Long-term debt is subject to potential losses based on the change in interest rates. The Company’s long-term debt consists of fixed rate senior notes and convertible debentures, none of which was issued for trading purposes. The carrying value of long-term debt at June 30, 2005 was $67.9 million, with a fair value of $74.0 million, based mainly on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The Company is exposed to changes in interest rates due to the use of fixed rate long-term debt to finance the business. Management continually monitors fluctuations in interest rates and debt markets to assess the benefits of changing the mix of long and short-term debt or refinancing existing debt.

The Company’s propane distribution business is exposed to market risk as a result of propane storage activities and entering into fixed price contracts for supply. The Company can store up to approximately 4 million gallons (including leased storage) of propane during the winter season to meet its customers’ peak requirements and to serve metered customers. Decreases in the wholesale price of propane will cause the value of stored propane to decline. To mitigate the impact of price fluctuations, the Company has adopted a risk management policy that allows the propane distribution operation to enter into fair value hedges of its inventory. However, as of June 30, 2005 management reviewed the Company’s storage position and several hedging strategies and elected not to hedge any of its inventory.

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

The forward and futures contracts are entered into for trading and wholesale marketing purposes. The propane wholesale marketing business is subject to commodity price risk on its open positions to the extent that market prices for NGL deviate from fixed contract settlement prices. Market risk associated with the trading of futures and forward contracts are monitored daily for compliance with the Company’s Risk Management Policy, which includes volumetric limits for open positions. To manage exposures to changing market prices, open positions are marked up or down to market prices and reviewed by oversight officials on a daily basis. Additionally, the Risk Management Committee reviews periodic reports on market and the credit risk of counter-parties, approves any exceptions to the Risk Management Policy (within limits established by the Board of Directors) and authorizes the use of any new types of contracts. Quantitative information on forward and futures contracts at June 30, 2005 is presented in the following table. All of the contracts mature within twelve months.

At June 30, 2005	Quantity in gallons	Estimated Market Prices	Weighted Average Contract Prices
Forward Contracts
Sale	5,775,000	$0.8225 — $0.8638	$0.8279
Purchase	4,116,000	$0.8250 — $0.8300	$0.8314

Futures Contracts
Sale	84,000	$0.8500 — $0.8500	$0.8500

Estimated market prices and weighted average contract prices are in dollars per gallon.
All contracts expire in 2005.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and Chief Financial Officer of the Company, with the participation of other Company officials, have evaluated the Company’s “disclosure controls and procedures” (as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2005. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2005, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of Equity Securities by Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2005 through April 30, 2005 (1)	397	$27.53	0	0
May 1, 2005 through May 31, 2005 (1)	36	$27.53	0	0
June 1, 2005 through June 30, 2005	0	$0.00	0	0
Total	433	$27.53	0	0
 (1)Chesapeake maintains a Rabbi Trust to secure its obligations under the Company’s Supplemental Executive Retirement Savings Plan (“SERP plan”). The shares of Chesapeake common stock reported as purchased during each of the periods consist of shares purchased for the Rabbi Trust in the open market to match the shares held with Chesapeake’s contractual obligations under the SERP plan.

(2)Chesapeake has no publicly announced plans or programs to repurchase its shares.

Item 3. Defaults upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
(a)
The matters described in Item 4(c) below were submitted to a vote of stockholders at the Annual Meeting of Stockholders on May 5, 2005 in connection with which, proxies were solicited in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

(b)	Not applicable.
(c)	Proposals as submitted in the proxy statement were voted on as follows:
i.	The election of four Class III Directors for three-year terms ending in 2008, and until their successors are elected and qualified.

Name	Votes For	Votes Withheld	Shares not Voted
Thomas J. Bresnan	5,028,106	414,535	0
Walter J. Coleman	5,027,940	414,701	0
Joseph E. Moore	5,036,629	406,012	0
John R. Schimkaitis	5,039,110	403,531	0

ii.	To consider and vote upon a proposal to adopt the Chesapeake Utilities Corporation Employee Stock Award Plan.

For	Against	Abstain	Shares not Voted
2,917,602	899,509	45,722	1,579,808

iii.	To consider and vote upon a proposal to adopt the Chesapeake Utilities Corporation Performance Incentive Plan.

For	Against	Abstain	Shares not Voted
2,692,228	1,100,947	69,658	1,579,808

iv.	To consider and vote upon a proposal to adopt the Chesapeake Utilities Corporation Directors Stock Compensation Plan.

For	Against	Abstain	Shares not Voted
2,701,112	1,089,764	71,957	1,579,808

Item 5. Other Information
None

Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits:
•
Exhibit 4.1 — Agreement in principle between Prudential Investment Management, Inc. and Chesapeake Utilities Corporation related to the prospective purchase by Prudential of $20 million of 5.5% Senior Notes dated June 29, 2005.

•
Exhibit 10.1 — Chesapeake Utilities Corporation Employee Stock Award Plan incorporated herein by reference to the Company’s definitive Proxy Statement for its Annual Meeting held May 5, 2005, as filed with the Securities and Exchange Commission on a Schedule 14A, dated April 5, 2005.

•
Exhibit 10.2 — Chesapeake Utilities Corporation Performance Incentive Plan incorporated herein by reference to the Company’s definitive Proxy Statement for its Annual Meeting held May 5, 2005, as filed with the Securities and Exchange Commission on a Schedule 14A, dated April 5, 2005.

•
Exhibit 10.3 — Chesapeake Utilities Corporation Directors Stock Compensation Plan incorporated herein by reference to the Company’s definitive Proxy Statement for its Annual Meeting held May 5, 2005, as filed with the Securities and Exchange Commission on a Schedule 14A, dated April 5, 2005.

•	Exhibit 31.1 — Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated August 9, 2005.
•	Exhibit 31.2 — Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated August 9, 2005.
•	Exhibit 32.1 — Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350, dated August 9, 2005.
•	Exhibit 32.2 — Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350, dated August 9, 2005.
(b)	Reports on Form 8-K:
•	April 29, 2005, furnishing the Company’s earnings press release for the periods ended March 31, 2005 (Items 2.02 and 9.01).
•	May 6, 2005, notice of entry into a material definitive agreement (Item 1.01).
•	July 1, 2005, notice of entry into a material definitive agreement (Item 1.01).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chesapeake Utilities Corporation

/s/ Michael P. McMasters
Michael P. McMasters
Senior Vice President and Chief Financial Officer

Date: August 9, 2005