Form 10-Q
period 2005-09-30
CHESAPEAKE UTILITIES CORP
filed 2005-11-09
CIK 19745

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Common Stock, par value $.4867 — 5,858,941 shares outstanding as of September 30, 2005.

This page intentionally left blank.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Chesapeake Utilities Corporation and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

For the Three Months Ended September 30,	2005	2004
Operating Revenues	$35,155,121	$26,614,699

Operating Expenses
Cost of sales, excluding costs below	21,931,397	14,799,555
Operations	9,842,393	8,208,729
Maintenance	461,586	459,917
Depreciation and amortization	1,889,266	1,842,484
Other taxes	1,129,628	1,021,276
Total operating expenses	35,254,270	26,331,961

Operating Income	(99,149)	282,738

Other income net of other expenses	19,493	38,358

Interest charges	1,272,196	1,325,398

Income Before Income Taxes	(1,351,852)	(1,004,302)

Income taxes	(658,078)	(420,131)

Income from Continuing Operations	(693,774)	(584,171)

Loss from discontinued operations, net of tax benefit of $39,375	-	(72,041)

Net Income	($693,774)	($656,212)

Earnings Per Share of Common Stock:
Basic
From continuing operations	($0.12)	($0.10)
From discontinued operations	-	(0.01)
Net Income	($0.12)	($0.11)

Diluted
From continuing operations	($0.12)	($0.10)
From discontinued operations	-	(0.01)
Net Income	($0.12)	($0.11)

Cash Dividends Declared Per Share of Common Stock:	$0.285	$0.280

The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

For the Nine Months Ended September 30,	2005	2004
Operating Revenues	$155,220,746	$124,670,031

Operating Expenses
Cost of sales, excluding costs below	101,395,287	75,442,474
Operations	29,383,467	25,999,216
Maintenance	1,279,821	1,256,054
Depreciation and amortization	5,701,357	5,464,279
Other taxes	3,730,675	3,363,169
Total operating expenses	141,490,607	111,525,192

Operating Income	13,730,139	13,144,839

Other income net of other expenses	330,354	215,051

Interest charges	3,823,140	3,980,395

Income Before Income Taxes	10,237,353	9,379,495

Income taxes	3,902,407	3,578,614

Income from Continuing Operations	6,334,946	5,800,881

Loss from discontinued operations, net of tax benefit of $47,052	-	(87,228)

Net Income	$6,334,946	$5,713,653

Earnings Per Share of Common Stock:
Basic
From continuing operations	$1.09	$1.01
From discontinued operations	-	(0.01)
Net Income	$1.09	$1.00

Diluted
From continuing operations	$1.07	$1.00
From discontinued operations	-	(0.01)
Net Income	$1.07	$0.99

Cash Dividends Declared Per Share of Common Stock:	$0.850	$0.835

The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30,	2005	2004
Operating Activities
Net Income	$6,334,946	$5,713,653
Adjustments to reconcile net income to net operating cash:
Depreciation and amortization	5,701,357	5,464,279
Depreciation and accretion included in other costs	2,006,725	1,915,459
Deferred income taxes, net	(922,436)	2,931,381
Unrealized (loss) gain on commodity contracts	(630,560)	(235,341)
Employee benefits and compensation	1,333,364	1,167,607
Other, net	(2,508)	(13,072)
Changes in assets and liabilities:
Sale (purchase) of investments	(1,183,889)	25,983
Accounts receivable and accrued revenue	4,828,373	3,003,200
Propane inventory, storage gas and other inventory	(5,432,158)	(5,283,626)
Regulatory assets	686,280	794,299
Prepaid expenses and other current assets	(478,959)	(979,920)
Other deferred charges	(40,790)	(61,041)
Long-term receivables	141,222	379,227
Accounts payable and other accrued liabilities	1,553,540	2,824,841
Income taxes receivable	92,960	2,973
Accrued interest	897,342	1,001,174
Customer deposits and refunds	305,828	193,674
Accrued compensation	108,797	(922,332)
Regulatory liabilities	1,999,920	776,932
Environmental and other liabilities	129,956	(81,623)
Net cash provided by operating activities	17,429,310	18,617,727

Investing Activities
Property, plant and equipment expenditures	(18,415,780)	(12,087,461)
Change in intangibles	-	45,572
Environmental recoveries and other	205,689	38,001
Net cash used by investing activities	(18,210,091)	(12,003,888)

Financing Activities
Common stock dividends	(4,334,574)	(4,146,376)
Issuance of stock for Dividend Reinvestment Plan	282,451	172,741
Net purchase of treasury stock	-	(193,625)
Change in cash overdrafts due to outstanding checks	842,674	235,038
Net borrowing (repayment) under line of credit agreements	4,779,169	(3,515,256)
Repayment of long-term debt	(1,794,596)	(1,378,458)
Net cash used by financing activities	(224,876)	(8,825,936)

Net Decrease in Cash and Cash Equivalents	(1,005,657)	(2,212,097)
Cash and Cash Equivalents — Beginning of Period	1,611,761	3,108,501
Cash and Cash Equivalents — End of Period	$606,104	$896,404

The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

Assets	September 30, 2005	December 31, 2004
Property, Plant and Equipment
Natural gas distribution and transmission	$205,938,258	$198,306,668
Propane	40,118,462	38,344,983
Advanced information services	1,317,105	1,480,779
Other plant	8,881,774	9,368,153
Total property, plant and equipment	256,255,599	247,500,583
Less: Accumulated depreciation and amortization	(77,525,145)	(73,213,605)
Plus: Construction work in progress	10,305,782	2,766,209
Net property, plant and equipment	189,036,236	177,053,187

Investments	1,589,177	386,422

Current Assets
Cash and cash equivalents	606,104	1,611,761
Accounts receivable (less allowance for uncollectible accounts of $821,136 and $610,819, respectively)	35,059,713	36,938,688
Accrued revenue	2,280,556	5,229,955
Propane inventory, at average cost	7,058,323	4,654,119
Other inventory, at average cost	1,661,922	1,056,530
Regulatory assets	1,960,853	2,435,284
Storage gas prepayments	7,507,944	5,085,382
Income taxes receivable	626,117	719,078
Deferred income taxes receivable	625,336	-
Prepaid expenses	2,229,758	1,759,643
Other current assets	917,750	459,908
Total current assets	60,534,376	59,950,348

Deferred Charges and Other Assets
Goodwill	674,451	674,451
Other intangible assets, net	209,134	219,964
Long-term receivables	1,067,813	1,209,034
Other regulatory assets	1,267,505	1,542,741
Other deferred charges	902,913	902,281
Total deferred charges and other assets	4,121,816	4,548,471

Total Assets	$255,281,605	$241,938,428

The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

Capitalization and Liabilities	September 30, 2005	December 31, 2004
Capitalization
Stockholders' equity
Common Stock, par value $.4867 per share; (authorized 12,000,000 shares) (1)	$2,851,468	$2,812,538
Additional paid-in capital	38,870,261	36,854,717
Retained earnings	40,398,608	39,015,087
Accumulated other comprehensive income	(527,246)	(527,246)
Deferred compensation obligation	783,925	816,044
Treasury stock	(784,704)	(1,008,696)
Total stockholders' equity	81,592,312	77,962,444
Long-term debt, net of current maturities	62,083,364	66,189,454
Total capitalization	143,675,676	144,151,898

Current Liabilities
Current portion of long-term debt	4,929,092	2,909,091
Short-term borrowing	10,623,601	5,001,758
Accounts payable	32,022,577	30,938,272
Customer deposits and refunds	4,984,046	4,678,218
Accrued interest	1,498,436	601,095
Dividends payable	1,669,822	1,617,245
Deferred income taxes payable	-	571,876
Accrued compensation	3,012,713	2,680,370
Regulatory liabilities	2,588,525	571,111
Other accrued liabilities	2,088,206	1,800,540
Total current liabilities	63,417,018	51,369,576

Deferred Credits and Other Liabilities
Deferred income taxes payable	23,630,621	23,350,414
Deferred investment tax credits	396,797	437,909
Other regulatory liabilities	1,771,007	1,578,374
Environmental liabilities	393,833	461,656
Accrued pension costs	3,002,654	3,007,949
Accrued asset removal cost	16,289,372	15,024,849
Other liabilities	2,704,627	2,555,803
Total deferred credits and other liabilities	48,188,911	46,416,954

Commitments and Contingencies (Note 4)

Total Capitalization and Liabilities	$255,281,605	$241,938,428

(1) Shares issued were 5,858,965 and 5,778,976 for 2005 and 2004, respectively.
Shares outstanding were 5,858,941 and 5,769,558 for 2005 and 2004, respectively.

The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	For the Nine Months Ended September 30, 2005	For the Twelve Months Ended December 31, 2004
Common Stock
Balance — beginning of period	$2,812,538	$2,754,748
Dividend Reinvestment Plan	14,549	20,125
Retirement Savings Plan	6,885	19,058
Conversion of debentures	8,347	9,060
Performance shares and options exercised	9,149	9,547
Balance — end of period	$2,851,468	$2,812,538

Additional Paid-in Capital
Balance — beginning of period	$36,854,717	$34,176,361
Dividend Reinvestment Plan	838,858	996,715
Retirement Savings Plan	457,959	946,319
Conversion of debentures	283,148	307,940
Performance shares and options exercised	435,579	427,382
Balance — end of period	$38,870,261	$36,854,717

Retained Earnings
Balance — beginning of period	$39,015,087	$36,008,246
Net income	6,334,946	9,428,767
Cash dividends declared	(4,951,425)	(6,403,450)
Loss on issuance of treasury stock	-	(18,476)
Balance — end of period	$40,398,608	$39,015,087

Accumulated Other Comprehensive Income
Balance — beginning of period	($527,246)	-
Minimum pension liability adjustment, net of tax	-	(527,246)
Balance — end of period	($527,246)	($527,246)

Deferred Compensation Obligation
Balance — beginning of period	$816,044	$913,689
New deferrals	119,816	296,790
Payout of deferred compensation	(151,935)	(394,435)
Balance — end of period	$783,925	$816,044

Treasury Stock
Balance — beginning of period	($1,008,696)	($913,689)
New deferrals related to compensation obligation	(119,816)	(296,790)
Purchase of treasury stock (1)	(173,466)	(355,424)
Sale and distribution of treasury stock (2)	517,274	557,207
Balance — end of period	($784,704)	($1,008,696)

Total Stockholders’ Equity	$81,592,312	$77,962,444

(1) Amount includes shares purchased in the open market for the Company's Rabbi Trust to secure its obligations under the Company's Supplemental Executive Retirement Savings Plan ("SERP plan").
(2) Amount includes shares issued to the Company's Rabbi Trust as obligation under the SERP plan.

The accompanying notes are an integral part of these financial statements.

Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation
References in this document to “the Company,”“Chesapeake,”“we,”“us” and “our” are intended to mean Chesapeake Utilities Corporation and its subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in compliance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and United States of America Generally Accepted Accounting Principles (“GAAP”). In accordance with these rules and regulations, certain information and disclosures normally required for audited financial statements has been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s latest Annual Report on Form 10-K filed on March 16, 2005. In the opinion of management, these statements reflect normal recurring adjustments that are necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods presented.

Due to the seasonal nature of the Company’s business, there are substantial variations in the results of operations reported on a quarterly basis and, accordingly, results for any particular quarter may not necessarily represent the expected results of the Company for the full year.

2.	Comprehensive Income (Loss)
Comprehensive income contains items that are excluded from “net income (loss)” and recorded directly to stockholders’ equity. Chesapeake did not have any adjustments to the components of comprehensive income that are required to be reported by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” for the third quarter 2005 or the nine months ended September 30, 2005. Accumulated other comprehensive income was ($527,246) at September 30, 2005 and December 31, 2004.

3.	Calculation of Earnings Per Share

	Three Months Ended		Nine Months Ended
For the Period Ended September 30,	2005	2004	2005	2004
Calculation of Basic Earnings Per Share from Continuing Operations:
Income from continuing operations	($693,774)	($584,171)	$6,334,946	$5,800,881
Weighted average shares outstanding	5,851,926	5,752,623	5,823,144	5,723,178
Basic Earnings Per Share from Continuing Operations	($0.12)	($0.10)	$1.09	$1.01

Calculation of Diluted Earnings Per Share from Continuing Operations:
Reconciliation of Numerator:
Income from continuing operations — Basic	($693,774)	($584,171)	$6,334,946	$5,800,881
Effect of 8.25% Convertible debentures *	-	-	94,441	104,995
Adjusted numerator — Diluted	($693,774)	($584,171)	$6,429,387	$5,905,876

Reconciliation of Denominator:
Weighted shares outstanding — Basic	5,851,926	5,752,623	5,823,144	5,723,178
Effect of dilutive securities *
Stock options	-	-	371	1,793
Warrants	-	-	11,262	7,598
8.25% Convertible debentures	-	-	147,526	163,963
Adjusted denominator — Diluted	5,851,926	5,752,623	5,982,303	5,896,532

Diluted Earnings Per Share from Continuing Operations	($0.12)	($0.10)	$1.07	$1.00

* Due to the loss from continuing operations experienced by the Company for the three months ended September 30, 2005 and 2004, the effect of the Company’s stock options, warrants and convertible debentures was anti-dilutive. Accordingly, no amount has been included above in respect to these securities for those periods.

4.	Commitments and Contingencies
Environmental Matters

Chesapeake is subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require the Company to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites.

The Company is currently participating in the investigation, assessment or remediation of three former gas manufacturing plant sites. These sites are located in three different jurisdictions. The Company has accrued liabilities for the three sites referred to respectively as the Dover Gas Light, Salisbury Town Gas Light and the Winter Haven Coal Gas sites. The Company is currently in discussions with the Maryland Department of the Environment (“MDE”) regarding the possible responsibilities of the Company with respect to a fourth former gas manufacturing plant site in Cambridge, Maryland.

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

The Company has reviewed its remediation costs incurred to date for the Dover Gas Light site and has concluded that all costs incurred have been paid. The Company does not expect any future environmental expenditures for this site. Through September 30, 2005, the Company has incurred approximately $9.7 million in costs related to environmental testing and remedial action studies at the site. Approximately $9.9 million has been recovered through September 2005 from other parties or through rates. As of September 30, 2005, a regulatory liability of approximately $242,000, representing the over-recovery portion of the clean-up costs, has been recorded. The over-recovery is temporary and will be refunded by the Company to customers in future rates.

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

At September 30, 2005, the Company continues to maintain a liability of $5,000 with respect to the Salisbury Town Gas Light site. This amount is based on the estimated costs to perform limited product monitoring and recovery efforts and fulfill ongoing reporting requirements. A corresponding regulatory asset has been recorded, reflecting the Company’s belief that costs incurred will be recoverable in base rates.

Through September 30, 2005, the Company has incurred approximately $2.9 million for remedial actions and environmental studies at the Salisbury Town Gas Light site. Of this amount, approximately $1.8 million has been recovered through insurance proceeds or in rates. As of September 30, 2005, a regulatory asset of approximately $1.1 million, representing the under-recovery portion of the clean-up costs, has been recorded. The Company expects to recover the remaining costs through rates.

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

The Company has accrued a liability of $389,000 as of September 30, 2005 for the Winter Haven site. Through September 30, 2005, the Company has incurred approximately $1.5 million of environmental costs associated with this site and had collected, through rates, $178,000 in excess of costs incurred. A regulatory asset of approximately $211,000, representing the uncollected portion of the estimated clean-up costs, has been recorded. The Company expects to recover the remaining costs through rates.

The FDEP has indicated that the Company may be required to remediate sediments along the shoreline of Lake Shipp, immediately west of the Winter Haven site. Based on studies performed to date, the Company disagrees with the FDEP’s suggestion that the sediments have been contaminated and require remediation. Early estimates by the Company’s environmental consultant indicate that some of the corrective measures discussed by the FDEP may cost as much as $1 million. Given the Company’s view as to the absence of ecological effects, the Company believes that cost expenditures of this magnitude are unwarranted and plans to oppose any requirements that it undertake any actions with respect to the offshore sediments. Chesapeake anticipates that it will be several years before this issue is resolved. At this time, the Company has not recorded a liability for sediment remediation. The outcome of this matter cannot be predicted at this time.

Other
The Company is in discussions with the MDE regarding the possible responsibilities of the Company for remediation of a gas manufacturing plant site located in Cambridge, Maryland. The outcome of this matter cannot be determined at this time.

Other Commitments and Contingencies

Collection of Florida Gross Receipts Tax
The Company provides natural gas supply and management services through its affiliate, Peninsula Energy Services Company (“PESCO”), to commercial and industrial customers located in Florida. Substantially all of the natural gas purchased by PESCO’s customers is sold to the customers at delivery points located outside the State of Florida and because title to the gas typically passes outside Florida, PESCO does not collect gross receipts taxes from its customers. The Company understands that the Florida Department of Revenue has alleged that other companies in the natural gas marketing industry should have collected the gross receipts tax from the purchasers of the gas under similar circumstances. On June 8, 2005, new legislation was enacted that establishes the responsibilities of regulated utilities, including Chesapeake (d/b/a/ Central Florida Gas), as well as unregulated natural gas marketers, such as PESCO, for the collection of the gross receipts tax. The law also contains amnesty provisions relating to the failure to collect gross receipts taxes on sales made prior to January 1, 2006. While the Company does not believe that it has any liability, it has prepared the required amnesty documents to be submitted to the Department of Revenue for both Chesapeake and PESCO during the fourth quarter of 2005. The Company is in the process of developing its compliance procedures for the law. The Company does not believe that any liability it may have for unpaid gross receipts tax would have a material effect on the consolidated position, results of operations or cash flows of the Company.

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

Corporate Guarantees
The Company has issued corporate guarantees to certain vendors of its propane wholesale marketing subsidiary, advanced information services subsidiary, and its Florida natural gas supply and management services subsidiary. These corporate guarantees provide for the payment of propane and natural gas purchases and office rent in the event of the subsidiaries’ default. The aggregate amount of the obligations guaranteed at September 30, 2005 totaled $9.7 million, with the guarantees expiring on various dates in 2006. All payables of the subsidiaries are recorded in the Consolidated Financial Statements.

The Company has issued a letter of credit to its primary insurance company in the amount of $694,000, which expires June 1, 2006. The letter of credit was provided as security for claims amounts to satisfy the deductibles on the Company’s policies.

Application of SFAS No. 71
Certain assets and liabilities of the Company are accounted for in accordance with SFAS No. 71 —“Accounting for the Effects of Certain Types of Regulation.” SFAS No. 71 provides guidance for public utilities and other regulated operations where the rates (prices) charged to customers are subject to regulatory review and approval. Regulators sometimes include allowable costs in a period other than the period in which the costs would be charged to expense by an unregulated enterprise. That procedure can create assets, reduce assets, or create liabilities for the regulated enterprise. For financial reporting, an incurred cost for which a regulator permits recovery in a future period is accounted for like an incurred cost that is reimbursable under a cost-reimbursement type contract. The Company believes that all regulatory assets as of September 30, 2005 are probable of recovery through rates. If the Company were required to terminate the application of SFAS No. 71 to its regulated operations, all such deferred amounts would be recognized in the income statement at that time. This could result in a charge to earnings, net of applicable income taxes that could be material.

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

5.	Recent Authoritative Pronouncements on Financial Reporting and Accounting
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

In March 2005, the FASB issued Interpretation No. 47 (“FIN No. 47”), “Accounting for Conditional Asset Retirement Obligations,” an interpretation of SFAS No. 143. FIN No. 47 clarifies that the term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective for the Company no later than the fourth quarter of 2005. Although the Company is continuing to evaluate the impact of this new standard, it is not expected to have a material impact on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 primarily requires retrospective application to prior periods’ financial statements for the direct effects of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement applies to all voluntary changes in accounting principle and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is required to adopt the provision of SFAS No. 154, as applicable, beginning in fiscal year 2006.

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

	Three Months Ended		Nine Months Ended
For the Period Ended September 30,	2005	2004	2005	2004
Operating Revenues, Unaffiliated Customers
Natural gas distribution and transmission	$26,085,513	$18,906,565	$112,336,038	$86,308,792
Propane	5,913,760	4,721,326	33,399,579	28,935,988
Advanced information services	3,151,372	2,986,808	9,341,258	9,425,251
Other	4,476	-	143,871	-
Total operating revenues, unaffiliated customers	$35,155,121	$26,614,699	$155,220,746	$124,670,031

Intersegment Revenues (1)
Natural gas distribution and transmission	$57,466	$36,410	$141,482	$132,400
Propane distribution and marketing	-	-	668	-
Advanced information services	2,624	16,017	13,433	38,604
Other	154,623	154,623	463,869	492,755
Total intersegment revenues	$214,713	$207,050	$619,452	$663,759

Operating Income
Natural gas distribution and transmission	$1,130,620	$1,759,680	$12,116,857	$11,674,347
Propane	(1,425,028)	(1,547,622)	1,814,135	892,459
Advanced information services	186,425	44,698	(77,165)	376,533
Other and eliminations	8,834	25,982	(123,688)	201,500
Total operating income	($99,149)	$282,738	$13,730,139	$13,144,839
(1) All significant intersegment revenues are billed at market rates and have been eliminated from consolidated revenues.

	September 30, 2005	December 31, 2004
Identifiable Assets
Natural gas distribution and transmission	$185,683,845	$184,412,301
Propane	54,025,140	47,531,106
Advanced information services	3,333,164	2,387,440
Other	12,239,456	7,379,794
Total identifiable assets	$255,281,605	$241,710,641

The Company’s operations are all domestic. The advanced information services segment has infrequent transactions with foreign companies, located primarily in Canada, which are denominated and paid in U.S. dollars. These transactions are immaterial to the consolidated revenues.

7.	Employee Benefit Plans
Net periodic benefit costs for the defined benefit pension plan, the executive excess benefit plan and other post-retirement benefits are shown below:

	Defined Benefit Pension Plan		Executive Excess Retirement Benefit Plan		Other Post-Retirement Benefits
For the Three Months Ended September 30,	2005	2004	2005	2004	2005	2004
Service Cost	$0	$81,014	$0	$26,219	$1,564	$1,339
Interest Cost	161,435	175,307	29,915	20,750	19,468	21,720
Expected return on plan assets	(175,821)	(232,100)	-	-	-	-
Amortization of transition amount	-	(3,776)	-	-	6,964	6,964
Amortization of prior service cost	(1,174)	(1,174)	-	696	-	-
Amortization of net loss (gain)	-	-	12,329	4,137	22,072	19,725
Net periodic benefit cost	($15,560)	$19,271	$42,244	$51,802	$50,068	$49,748

	Defined Benefit Pension Plan		Executive Excess Retirement Benefit Plan		Other Post-Retirement Benefits
For the Nine Months Ended September 30,	2005	2004	2005	2004	2005	2004
Service Cost	$0	$250,393	$0	$78,657	$4,693	$4,016
Interest Cost	484,305	528,761	89,744	62,252	58,404	65,162
Expected return on plan assets	(527,464)	(703,878)	-	-	-	-
Amortization of transition amount	-	(11,328)	-	-	20,894	20,894
Amortization of prior service cost	(3,524)	(3,524)	-	2,090	-	-
Amortization of net loss (gain)	-	-	36,989	12,411	66,218	59,175
Net periodic benefit cost	($46,683)	$60,424	$126,733	$155,410	$150,209	$149,247

As disclosed in the December 31, 2004 financial statements, no contributions are expected to be required in 2005 for the defined benefit pension plan. The executive excess retirement benefit plan is fully funded and other post-retirement benefit plans are unfunded. Cash benefits paid under the executive excess retirement benefit plan for the nine months ended September 30, 2005 were $73,000. For the year 2005, benefits paid are expected to be $100,000. Net benefits paid under other post-retirement benefits are primarily for medical claims and were $89,000 for the nine months ended September 30, 2005. For the year 2005, the Company’s actuary has estimated benefits paid will be $150,000.

8.	Investments
In June 2005, the Company purchased $1.2 million of investments to fund Rabbi Trusts to cover the cost of the Company’s Supplemental Executive Retirement Savings Plan. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and based on the Company’s intentions regarding these instruments, the Company classifies all investments in equity securities as trading securities. As a result of classifying them as trading securities, the Company is required to report the securities at their fair value, with any unrealized gains and losses included in earnings. At the end of September 2005, total investments had a fair value of $1.6 million.

9.	Stockholders’ Equity

The changes in common stock shares issued and outstanding are shown below:

	For the Nine Months Ended September 30, 2005	For the Twelve Months Ended December 31, 2004
Common Stock shares issued and outstanding (1)
Shares issued — beginning of period balance	5,778,976	5,660,594
Dividend Reinvestment Plan (2)	29,894	40,993
Retirement Savings Plan	14,147	39,157
Conversion of debentures	17,149	18,616
Performance shares and options exercised	18,799	19,616
Shares issued — end of period balance (3)	5,858,965	5,778,976

Treasury shares — beginning of period balance	(9,418)	-
Purchases	(4,779)	(15,316)
Dividend Reinvestment Plan	2,142	-
Retirement Savings Plan	12,031	-
Other issuances	-	5,898
Treasury Shares — end of period balance	(24)	(9,418)

Total Shares Outstanding	5,858,941	5,769,558

(1) 12,000,000 shares are authorized at a par value of $0.4867 per share.
(2) Includes shares purchased with reinvested dividends and optional cash payments.
(3) Includes 37,306 and 48,175 shares at September 30, 2005 and December 31, 2004, respectively, held by Rabbi Trusts established by the Company relating to the Supplemental Executive Retirement Savings Plan.

10.	Long-Term Debt
On June 29, 2005, the Company entered into an agreement in principal with Prudential Investment Management Inc. Subsequently, the Company executed a Note Agreement, dated October 18, 2005, with three institutional investors (The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company and United Omaha Life Insurance Company), pursuant to which the investors agreed, subject to certain conditions, to purchase from the Company $20 million in principal of 5.5 percent Senior Notes (the “Notes”) issued by the Company provided that the Company elects to effect the sale of the Notes at any time prior to January 15, 2007. The terms of the Notes will require annual principal repayments of $2 million beginning on the fifth anniversary of the issuance of the Notes.

11.	Subsequent Event
On October 18, 2005, BravePoint, Inc., a subsidiary of Chesapeake Utilities Corporation, sold Lightweight Association Management Processing Systems (“LAMPS™”) to Fidelity National Information Solutions, Inc., a subsidiary of Fidelity National Financial, Inc.

LAMPS™ is an Internet-based membership management software tool specifically developed for REALTOR® Associations which provides real time integration with the National Association of REALTOR® Database System. In addition, LAMPS™ provides comprehensive management tools, which include committee management, education, convention and meeting management.

The sale will generate after-tax income of $564,000 during the fourth quarter of 2005. On a diluted per-share basis, and based upon shares outstanding as of September 30, 2005, the sale generated an approximate $0.10 per share of additional net income to Chesapeake.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of the financial statements with a narrative on the Company’s financial condition, results of operations and liquidity. The Company’s MD&A is presented in nine sections: Overview, Results of Operations, Liquidity and Capital Resources, Off-Balance Sheet Arrangements, Contractual Obligations, Environmental Matters, Other Matters, Competition, and Recent Accounting Pronouncements. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto and Chesapeake’s Annual Report on Form 10-K for the year ended December 31, 2004, including the audited consolidated financial statements and notes contained in the 10-K.

Overview
Chesapeake Utilities Corporation (the “Company” or “Chesapeake”) is a diversified utility company engaged in natural gas distribution, transmission and marketing, propane distribution and wholesale marketing, advanced information services and other related businesses. For additional information regarding segments, refer to Note 6, Segment Information, of the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

Due to the seasonality of the Company’s business, results for interim periods are not necessarily indicative of results for the entire fiscal year. Revenue and earnings are typically greater during the Company’s first and fourth quarters, when natural gas and propane consumption is highest due to colder temperatures.

The principal business, economic and other factors that affect the operations and/or financial performance of the Company include:

•	weather conditions and weather patterns;
•	regulatory environment and regulatory decisions;
•	availability of natural gas and propane supplies;
•	natural gas and propane production levels;
•	interstate pipeline transportation and storage capacity;
•	natural gas and propane prices and the prices of competing fuels, such as oil and electricity;
•	changes in natural gas and propane usage resulting from improved appliance efficiencies;
•	the level of capital expenditures for adding new customers and replacing facilities worn beyond economic repair;
•	competitive environment;
•	environmental matters;
•	economic conditions and interest rates;
•	inflation / deflation;
•	changes in technology; and
•	changes in accounting principles.

Chesapeake sold the assets and operations of its seven water dealerships during 2003 and 2004 and, as a result, is no longer engaged in that business.

Results of Operations for the Quarter Ended September 30, 2005

Consolidated Overview
The Company’s net loss for the quarter ended September 30, 2005 increased $38,000, or 6 percent, compared to the same period in 2004. The Company experienced a seasonal net loss of $694,000, or $0.12 per share (diluted), a decrease of $0.01 per share compared to 2004. Chesapeake’s Delmarva natural gas distribution and propane distribution operations typically experience losses during the third quarter, because heating customers do not require gas in the summer months.

For the Three Months Ended September 30,	2005	2004	Change
Net Loss
Continuing operations	($693,774)	($584,171)	($109,603)
Discontinued operations	-	(72,041)	72,041
Total Net Loss	($693,774)	($656,212)	($37,562)

Diluted Earnings Per Share
Continuing operations	($0.12)	($0.10)	($0.02)
Discontinued operations	-	(0.01)	0.01
Total Earnings Per Share	($0.12)	($0.11)	($0.01)

For the Three Months Ended September 30,	2005	2004	Change
Operating Income
Natural Gas Distribution & Transmission	$1,130,620	$1,759,680	($629,060)
Propane	(1,425,028)	(1,547,622)	122,594
Advanced Information Services	186,425	44,698	141,727
Other & eliminations	8,834	25,982	(17,148)
Operating (Loss) Income	(99,149)	282,738	(381,887)

Other Income	19,493	38,358	(18,865)
Interest Charges	1,272,196	1,325,398	(53,202)
Income Taxes	(658,078)	(420,131)	(237,947)
Net Loss from Continuing Operations	($693,774)	($584,171)	($109,603)

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

Natural Gas Distribution and Transmission
The natural gas distribution and transmission segment earned operating income of $1.1 million for the third quarter of 2005 compared to $1.8 million for the corresponding period in 2004, a decrease of $629,000, or 36 percent.

For the Three Months Ended September 30,	2005	2004	Change
Revenue	$26,142,979	$18,942,975	$7,200,004
Cost of gas	16,790,110	10,066,381	6,723,729
Gross margin	9,352,869	8,876,594	476,275

Operations & maintenance	5,973,138	4,976,464	996,674
Depreciation & amortization	1,416,664	1,375,472	41,192
Other taxes	832,447	764,978	67,469
Other operating expenses	8,222,249	7,116,914	1,105,335
Total Operating Income	$1,130,620	$1,759,680	($629,060)

Statistical Data — Delmarva Peninsula
Per residential customer added:
Estimated gross margin	$372	$372	$0
Estimated other operating expenses	$106	$104	$2

Residential Customer Information
Average number of customers
Delmarva	36,803	33,871	2,932
Florida	11,599	10,833	766
Total	48,402	44,704	3,698

Revenue and cost of gas increased in 2005 compared to 2004, primarily due to an increase in natural gas commodity prices and customer growth. Commodity cost changes are passed on to the ratepayers through a gas cost recovery or purchased gas cost adjustment in all jurisdictions; therefore, they have limited impact on the Company’s profitability. Higher commodity prices may cause customers to reduce their energy consumption through conservation efforts and may cause the Company to have higher bad debt expense.

Gross margin grew by $476,000 in the third quarter of 2005 compared to 2004. The Company added 2,932 residential customers in Delmarva, an increase of 9 percent, over 2004. The Company estimates that these customers added $273,000 to gross margin, which was partially offset by $78,000 attributable to a decrease in volumes in the third quarter 2005 compared to the third quarter 2004. The Florida distribution operations also experienced strong residential growth and industrial customer growth that combined to improve Florida gross margin by $82,000. The natural gas transmission operation achieved gross margin growth of $349,000, due to additional contracts for transportation capacity with its firm customers. Weather did not did not impact gross margin for the quarter, as heating customers do not require gas during the summer months.

Higher other operating expenses of $1.1 million offset the gross margin increase. Costs relating to higher health care claims, a non-recurring credit in 2004 for the restructuring of retirement benefits and increased incentive compensation, partially due to the higher stock price, generated $431,000 of the increase. The remaining increase in costs was attributable to supporting our current customer growth and future growth of the business, such as payroll, consulting, depreciation and other taxes.

Propane
The propane segment improved operating results by $123,000, or 8 percent, for the third quarter 2005 compared to the same period of 2004. This segment typically experiences a loss during the third quarter, as heating customers do not require propane during the summer months. The propane segment experienced an operating loss of $1.4 million in the third quarter of 2005 compared to an operating loss of $1.5 million for the same period in 2004. Gross margin increased $765,000, or 44 percent, while other operating expenses increased $642,000, or 20 percent.

For the Three Months Ended September 30,	2005	2004	Change
Revenue	$5,913,760	$4,721,326	$1,192,434
Cost of sales	3,427,896	3,000,115	427,781
Gross margin	2,485,864	1,721,211	764,653

Operations & maintenance	3,349,367	2,746,898	602,469
Depreciation & amortization	394,317	391,099	3,218
Other taxes	167,208	130,836	36,372
Other operating expenses	3,910,892	3,268,833	642,059
Total Operating Loss	($1,425,028)	($1,547,622)	$122,594

Increases in revenues and cost of sales in 2005 were caused by an increase in the commodity prices of propane. Commodity price changes are generally passed on to the customer, subject to competitive market conditions. High commodity prices may cause customers to reduce their energy consumption through conservation efforts and may cause higher bad debt expense.

Propane distribution gross margin increased by $510,000 in the third quarter of 2005 as compared to the third quarter of 2004.

The Delmarva distribution operation achieved a gross margin of $1.6 million, an increase of $398,000 compared to 2004. Gross margin from propane sales generally increases when current market prices rise greater than the Company’s current inventory price per gallon and gross margin generally decreases when current market prices decrease and move closer to the Company’s current inventory price per gallon. The Company estimates that gross margin increased approximately $200,000 in the third quarter 2005 from sales as market prices rose above current inventory prices. The Pennsylvania start-ups also attributed $136,000 in gross margin in the third quarter of 2005. These start-ups are the result of acquiring the assets of J.O. Fenstermacher & Son, LLC in November 2004 and Spectrum Propane in July 2005. The increase in gross margin was offset by $527,000 of higher operating costs. The higher operating costs are attributable to the Pennsylvania start-up costs of $292,000 and costs relating to health insurance claims, incentive compensation, and vehicle fuel and maintenance expenses.

The Florida propane distribution operations improved operating income by $50,000 compared to 2004. The gross margin increase of $112,000 was primarily attributable to the increase in the number of customers. The gross margin increase was partially offset by higher operating costs of $62,000. The average number of customers in Florida increased by 25 percent, resulting in an improvement of $82,000 of in-house piping sales and increased propane sales volume of $30,000. The increase in other operating expenses of $62,000 is attributable to growth factors such as payroll, employee benefits, insurance, vehicle fuel and maintenance.

Gross margin for the Company’s propane wholesale marketing operation increased by $255,000 in the third quarter of 2005, compared to the same period of 2004. The increase is primarily due to the increase in volatility of wholesale propane prices that occurred during the quarter.

Advanced Information Services
The advanced information services business had operating income of $186,000 for the third quarter 2005, representing an increase of $142,000 compared to the same period in 2004.

For the Three Months Ended September 30,	2005	2004	Change
Revenue	$3,153,996	$3,002,825	$151,171
Cost of sales	1,710,440	1,733,059	(22,619)
Gross margin	1,443,556	1,269,766	173,790

Operations & maintenance	1,114,599	1,083,639	30,960
Depreciation & amortization	31,038	32,690	(1,652)
Other taxes	111,494	108,739	2,755
Other operating expenses	1,257,131	1,225,068	32,063
Total Operating Income	$186,425	$44,698	$141,727

Revenue for the advanced information services segment increased $151,000. The increase in revenue during the third quarter was attributable to the receipt of performance revenue of $238,000 that was partially offset by a decrease of $71,000 for externally developed software sales to account for the increase in revenue when compared to 2004. The performance revenue is related to the sale of the webproEX software to QAD that took place in 2003. As part of the sale agreement, Chesapeake receives a percentage of revenues after certain annual revenue and performance targets have been reached by QAD.

Other operating expenses for the third quarter increased slightly by $32,000 over the same period in 2004. Bonus and commissions increased $55,000 as a result of the higher revenues and a change in the commission plan. Rent and facilities maintenance expenses increased $69,000 as a result of entering into a new office lease and costs relating to the move into the new location. As a result of the new lease and the previous office space being utilized as storage, two lease amounts will be recognized until the previous lease expires in March 2006. Health insurance claims increased $31,000, which represents the rising cost of providing health care to the employees. These increases were partially offset $82,000 decrease in consulting charges utilized for the LAMPS™ modifications and a $25,000 decrease in payroll. The decrease in payroll represents cost containment measures implemented by in the second quarter of 2005.

Other Business Operations and Eliminations
Other operations and eliminating entries resulted in operating income of $9,000 for the third quarter of 2005 compared to operating income of $26,000 for the same period in 2004. Other operations consist primarily of subsidiaries that own real estate leased to other Company subsidiaries. In addition, in 2004 the Company formed OnSight Energy, LLC (“OnSight”) to provide distributed energy services. Distributed energy refers to a variety of small, modular power generating technologies that may be combined with heating and/or cooling systems. OnSight completed its first contract in the second quarter of 2005. OnSight’s operating loss for the quarter was $63,000 compared to an operating loss of $51,000 for the same period of 2004. Eliminations are entries required to eliminate activities between business segments from the consolidated results.

For the Three Months Ended September 30,	2005	2004	Change
Revenue	$159,099	$154,623	$4,476
Cost of sales	2,951	-	2,951
Gross margin	156,148	154,623	1,525

Operations & maintenance	81,589	68,694	12,895
Depreciation & amortization	54,448	51,263	3,185
Other taxes	18,479	16,723	1,756
Other operating expenses	154,516	136,680	17,836
Operating Income - Other	1,632	17,943	(16,311)
Operating Income - Eliminations	7,202	8,039	(837)
Total Operating Income	$8,834	$25,982	($17,148)

Discontinued Operations
In 2003, Chesapeake decided to exit the water services business. Six of seven water dealerships were sold during 2003 and the remaining operation was sold in October 2004. For the third quarter 2004, a loss $72,000 was recognized by discontinued operations, net of income taxes. As a result of the dispositions, there was no activity in 2005.

Income Taxes
Due to the seasonal loss, Chesapeake had an income tax benefit of $658,000 for the three months ended September 30, 2005, compared to a benefit of $420,000 for the three months ended September 30, 2004. The increase in the tax benefit is attributed to a higher seasonal loss. The effective tax rate for the third quarter of 2005 is 48.7% compared to an effective tax rate of 41.8% for the same period of 2004. The seasonality of the Company’s business segments will have an impact on the effective tax rate on interim reporting periods.

Interest Expense
Interest expense for the third quarter of 2005 decreased approximately $53,000, or 4 percent, versus the same period in 2004. Interest on long-term debt decreased $73,000. The average long-term debt balance declined from $71.5 million in the third quarter of 2004 to $67.6 million for the third quarter of 2005, as a result of scheduled principal repayments. Interest on short-term debt increased $15,000 for the third quarter of 2005, compared to the same period during 2004, as a result of an increase in the average balance of short-term debt outstanding.

Results of Operations for the Nine Months Ended September 30, 2005

Consolidated Overview
The Company earned net income from continuing operations of $6.3 million or $1.07 per share (diluted), for the first nine months of 2005, an increase of $534,000, compared to net income from continuing operations of $5.8 million, or $1.00 per share, for the corresponding period in 2004. Operating income increased $585,000, or 4 percent, to $13.7 million, compared to the same period in 2004.

For the Nine Months Ended September 30,	2005	2004	Change
Net Income
Continuing operations	$6,334,946	$5,800,881	$534,065
Discontinued operations	-	(87,228)	87,228
Total Net Income	$6,334,946	$5,713,653	$621,293

Diluted Earnings Per Share
Continuing operations	$1.07	$1.00	$0.07
Discontinued operations	-	(0.01)	0.01
Total Earnings Per Share	$1.07	$0.99	$0.08

For the Nine Months Ended September 30,	2005	2004	Change
Operating Income
Natural Gas Distribution & Transmission	$12,116,857	$11,674,347	$442,510
Propane	1,814,135	892,459	921,676
Advanced Information Services	(77,165)	376,533	(453,698)
Other & eliminations	(123,688)	201,500	(325,188)
Operating Income	13,730,139	13,144,839	585,300

Other Income	330,354	215,051	115,303
Interest Charges	3,823,140	3,980,395	(157,255)
Income Taxes	3,902,407	3,578,614	323,793
Net Income from Continuing Operations	$6,334,946	$5,800,881	$534,065

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

Natural Gas Distribution and Transmission
The natural gas distribution and transmission segment earned operating income of $12.1 million for the first nine months of 2005 compared to $11.7 million for the corresponding period in 2004, an increase of $443,000, or 4 percent.

For the Nine Months Ended September 30,	2005	2004	Change
Revenue	$112,477,520	$86,441,192	$26,036,328
Cost of gas	75,773,064	52,596,322	23,176,742
Gross margin	36,704,456	33,844,870	2,859,586

Operations & maintenance	17,670,394	15,715,467	1,954,927
Depreciation & amortization	4,262,737	4,078,568	184,169
Other taxes	2,654,468	2,376,488	277,980
Other operating expenses	24,587,599	22,170,523	2,417,076
Total Operating Income	$12,116,857	$11,674,347	$442,510

Statistical Data — Delmarva Peninsula
Heating degree-days
Actual	3,138	2,964	174
10-year average (normal)	2,853	2,840	13

Estimated gross margin per HDD	$2,234	$1,800	$434

Per residential customer added:
Estimated gross margin	$372	$372	$0
Estimated other operating expenses	$106	$104	$2

Residential Customer Information
Average number of customers
Delmarva	37,023	33,991	3,032
Florida	11,643	10,830	813
Total	48,666	44,821	3,845

Revenue and cost of gas increased in 2005 compared to 2004, primarily due to an increase in natural gas commodity prices, customer growth and colder weather on the Delmarva Peninsula. Commodity cost changes are passed on to the ratepayers through a gas cost recovery or purchased gas cost adjustment in all jurisdictions; therefore, they have limited impact on the Company’s profitability. Higher commodity prices may cause customers to reduce their energy consumption through conservation efforts and may cause the Company to have higher bad debt expense.

Gross margin grew by $2.9 million in 2005 compared to 2004. The natural gas transmission operation achieved gross margin growth of $905,000, or 8 percent, primarily due to additional contracts for transportation capacity provided to its firm customers. These contracts, which commenced November 1, 2004, contributed $1.0 million for the first nine months of 2005. The average number of residential customers in Delmarva increased by 3,032, or 9 percent, over 2004. The Company estimates that these customers added $846,000 to gross margin. The growth in the number of customers was partially offset by lower consumption per customer, reflecting more energy-efficient housing and customer conservation efforts in light of higher energy costs. For the first nine months of 2005, temperatures were 6 percent colder than 2004. Management estimates that the colder weather on the Delmarva Peninsula positively impacted gross margin in the first nine months of 2005 by $389,000 as compared to 2004.

The Florida distribution operations also experienced strong average residential customer growth of 813 customers, or 8 percent, along with industrial and commercial customer growth that combined to improve Florida gross margin by $592,000.

Other operating expenses increased $2.4 million for the first nine months of 2005 compared to the same period in 2004, which partially offset the gross margin increase. Costs relating to higher health care claims, a non-recurring credit in 2004 for the restructuring of retirement benefits and increased incentive compensation, partially due to the higher stock price, generated $631,000 of the increase. The remaining increase in costs was attributable to supporting our current customer growth and future growth of the business, such as payroll, other employee benefits, consulting, depreciation and other taxes.

Propane
The propane segment contributed $1.8 million of operating income for the first nine months of 2005, which represents an improvement of $922,000 or 103 percent compared to the corresponding period in 2004. Gross margin increased $2.1 million, or 18 percent, while other operating expenses increased $1.1 million, or 11 percent.

For the Nine Months Ended September 30,	2005	2004	Change
Revenue	$33,400,247	$28,935,988	$4,464,259
Cost of sales	19,968,448	17,569,606	2,398,842
Gross margin	13,431,799	11,366,382	2,065,417

Operations & maintenance	9,830,244	8,779,386	1,050,858
Depreciation & amortization	1,194,644	1,145,062	49,582
Other taxes	592,776	549,475	43,301
Other operating expenses	11,617,664	10,473,923	1,143,741
Total Operating Income	$1,814,135	$892,459	$921,676

Statistical Data — Delmarva Peninsula
Heating degree-days
Actual	3,138	2,964	174
10-year average (normal)	2,853	2,840	13

Estimated gross margin per HDD	$1,743	$1,691	$52

Increases in revenues and cost of sales in 2005 were the result of an increase in the commodity prices of propane. Commodity price changes are generally passed on to the customer, subject to competitive market conditions. High commodity prices may cause customers to reduce their energy consumption through conservation efforts and may cause higher bad debt expense.

Propane distribution gross margin increased $1.8 million. The Delmarva distribution operations’ gross margin increased of $1.4 million, compared to 2004. The gross margin increased primarily due to changes in purchasing and hedging strategies, increased number of active community gas systems, colder weather on the Delmarva Peninsula and the additions of the Company’s start-up operations in Pennsylvania, which are the direct result of acquiring the assets of J.O. Fenstermacher & Son, LLC in November 2004 and Spectrum Propane in July 2005. The start-ups contributed $327,000 in gross margin during the first nine months of 2005. The Company estimates that the changes in purchasing and hedging strategies increased gross margin by $513,000. Consumption by the community gas systems customers contributed $253,000 to gross margin as a result of an increased number of systems becoming active. The colder weather on the Delmarva Peninsula contributed approximately $303,000 to gross margin.

The average number of customers for the Florida propane distribution operations increased by 30 percent, resulting in an improvement of $353,000 in gross margin. In-house piping sales generated $123,000 of gross margin for the first nine months of 2005 compared to the same period of 2004 and propane sales volume accounted for the remaining $230,000 increase in gross margin.

The Company’s propane wholesale marketing operation contributed $464,000 to operating income, an increased by $223,000 compared to 2004. The increase is primarily due to the increase in volatility of wholesale propane prices that occurred during the third quarter.

Other operating expenses increased $1.1 million in the first nine months of 2005 compared to the same period in 2004. The higher operating costs are attributable to the Pennsylvania start-up costs and operating expenses related to higher earnings, such as payroll and incentive compensation, employee benefits, bad debts, insurance and vehicle fuel and maintenance expenses. The start-ups account for $530,000, or approximately 48 percent, of the $1.1 million increase of operating expenses.

Advanced Information Services
The advanced information services business experienced an operating loss of $77,000 for the first nine months of 2005, a decline of $454,000 compared to last year.

For the Nine Months Ended September 30,	2005	2004	Change
Revenue	$9,354,691	$9,463,855	($109,164)
Cost of sales	5,538,195	5,276,546	261,649
Gross margin	3,816,496	4,187,309	(370,813)

Operations & maintenance	3,392,482	3,313,835	78,647
Depreciation & amortization	91,167	106,365	(15,198)
Other taxes	410,012	390,576	19,436
Other operating expenses	3,893,661	3,810,776	82,885
Total Operating (Loss) Income	($77,165)	$376,533	($453,698)

Revenue for the advanced information services decreased $109,000 in the nine months ended September 30, 2005 compared to same period last year. Decreases in consulting revenues for the eBusiness group of $635,000 and lower sales of Progress software licenses of $256,000 account for the decrease in revenue when compared to 2004. This decrease is partially offset by the performance revenue of $238,000 received in the third quarter 2005, an increase of $202,000 in consulting revenues for Enterprise Solutions group and an increase of $122,000 of product sales. The performance revenue is related to the sale of the webproEX software to QAD that took place in 2003. As part of the sale agreement, Chesapeake receives a percentage of revenues after certain annual revenue and performance targets have been reached by QAD. Cost of sales increased due to modifications to the LAMPS™ software product, in order to market it to additional prospective customers and non-billable hours accumulated for employees within the consulting group resulting from decreased consulting activity. Other operating expenses in 2005 increased $83,000 primarily due to health care claims and office rent, which were offset by cost containment measures implemented in the second quarter of 2005, to reduce operating expenses.

Other Business Operations and Eliminations
Other operations and eliminating entries resulted in operating losses of $124,000 for the first nine months of 2005 compared to an operating income of $202,000 for the first nine months of last year. OnSight Energy, LLC, Chesapeake’s provider of distributed energy services, posted an operating loss for the first nine months of 2005 of $318,000. The increase in other operating expenses over 2004 levels was primarily attributed to the operations of OnSight Energy. Eliminations are entries required to eliminate activities between business segments from the consolidated results.

For the Nine Months Ended September 30,	2005	2004	Change
Revenue	$607,740	$492,755	$114,985
Cost of sales	115,578	-	115,578
Gross margin	492,162	492,755	(593)

Operations & maintenance	389,623	110,343	279,280
Depreciation & amortization	176,089	158,401	17,688
Other taxes	73,418	46,629	26,789
Other operating expenses	639,130	315,373	323,757
Operating (Loss) Income - Other	(146,968)	177,382	(324,350)
Operating Income - Eliminations	23,280	24,118	(838)
Total Operating (Loss) Income	($123,688)	$201,500	($325,188)

Discontinued Operations
In 2003, Chesapeake decided to exit the water services business. Six of seven water dealerships were sold during 2003 and the remaining operation was sold in October 2004. A loss of $87,000, net of tax, was incurred by discontinued operations for the first nine months of 2004. As a result of the dispositions, there was no activity in 2005.

Income Taxes
Income tax expense for the nine months ended September 30, 2005 was $3.9 million compared to an income tax expense of $3.6 million for the nine months ended September 2004. The effective tax rate was 38.1 percent and 38.2 percent for September 2005 and 2004, respectively.

Interest Expense
Interest expense for the nine months ended September 2005 decreased approximately $157,000, or 4 percent, versus the same period in 2004. Interest on long-term debt decreased $209,000. The average long-term debt balance declined from $71.7 million in the first nine months of 2004 to $67.9 million for the first nine months of 2005, as a result of scheduled principal repayments. Interest on short-term debt increased $29,000 during the first nine months of 2005, compared to the same period during 2004 as a result of an increase in the average balance of short-term debt outstanding.

Financial Position, Liquidity and Capital Resources

The Company’s capital requirements reflect the capital-intensive nature of its business and are principally attributable to its construction program (described below) and the retirement of outstanding debt. The Company relies on cash generated by operations and short-term borrowing to meet normal working capital requirements and to temporarily finance capital expenditures. During the first nine months of 2005, net cash provided by operating activities, net cash used by investing activities and net cash used by financing activities were approximately $17.4 million, $18.2 million and $225,000, respectively.

Cash flows from operating activities for the nine months ended September 30, 2005 and 2004 are summarized below:

For the Nine Months Ended September 30,	2005	2004	Change
Net Income	$6,334,946	$5,713,653	$621,293
Non-cash adjustments to net income	7,485,942	11,230,313	(3,744,371)
Changes in working capital	3,608,422	1,673,761	1,934,661
Net cash from operating activties	$17,429,310	$18,617,727	($1,188,417)

The decrease in net cash provided by operating activities of $1.2 million was primarily due to increases in earnings from operations, the purchase of investments for the Company’s Rabbi Trusts to cover the costs of the Company’s Supplemental Executive Retirement Savings Plan (see Note 8 to the Condensed Consolidated Financial Statements) and a decrease in accounts receivable and prepaid expenses, which were offset by a decrease in accounts payable and a decrease in non-cash adjustment to net income for lower deferred income taxes and unrealized losses on commodity contracts.

Cash used in investing activities for the nine months ended September 30, 2005 was $18.2 million, compared with $12.0 million for the same period in 2004. The change was due to an increase in capital spending.

During the nine-month periods ended September 30, 2005 and 2004, capital expenditures (net of retirements) were approximately $18.4 million and $12.1 million, respectively. Chesapeake has budgeted $38.6 million for capital expenditures during 2005. The capital budget includes a total of $15.4 million for natural gas distribution, $16.9 million for natural gas transmission, $5.1 million for propane distribution and wholesale marketing, $504,000 for advanced information services and $695,000 for other operations. The natural gas distribution and transmission expenditures are for expansion and improvement of facilities, primarily the transmission operation’s new pipeline facilities described herein and extending distribution mains to serve customers in Sussex County Delaware. The transmission operation’s budget includes approximately $15.9 million of investment in mains to serve growth. In July 2005, the natural gas transmission operation received approval from the Federal Energy Regulatory Commission (“FERC”) to construct and operate additional pipeline facilities representing Phase III of a previously authorized three-phase expansion project. The first two phases of the expansion project were constructed in 2003 and 2004. Phase III facilities are expected to be completed and in service in November 2005. Management currently anticipates that this expansion will contribute approximately $1.4 million annually to gross margin. The FERC has approved the construction and operation of new pipeline facilities that would extend service to Milton, Delaware. The new facilities are expected to provide an additional $1.4 million of gross margin annually and are expected to be in service in November 2005. The propane expenditures are to support customer growth and for the replacement of equipment. The advanced information services expenditures are for computer hardware, software and related equipment. The projected capital expenditures for other related businesses consist of expenditures for general plant and computer hardware and software. Chesapeake expects to incur approximately $245,000 in 2005 and $137,000 in 2006 for environmental-related expenditures. Additional expenditures may be required in future years. Management does not expect financing of future environmental-related expenditures to have a material adverse effect on the financial position or capital resources of the Company (see Note 4 to the Condensed Consolidated Financial Statements).

Net cash used in financing activities was $225,000 for the first nine months of 2005, compared to $8.8 million for the same period in 2004. The change was primarily from the result of an $8.3 million increase in short-term borrowing under line of credit agreements, which was partially offset by long-term debt repayment of $416,000.

The Board of Directors has authorized the Company to borrow up to $35.0 million of short-term debt from various banks and trust companies. As of September 30, 2005, Chesapeake had five unsecured bank lines of credit with three financial institutions, totaling $65.0 million, for short-term cash needs to meet seasonal working capital requirements and to fund, temporarily, portions of its capital expenditures. Two of the bank lines, totaling $15.0 million, are committed. The remaining three lines are subject to the banks’ availability of funds. At September 30, 2005, the Company had outstanding an irrevocable letter of credit in the amount of $694,000 issued to one of the Company’s insurance providers. The letter of credit reduced the available borrowing under the short-term lines.

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

As of September 30, 2005 common equity represented 56.8 percent of total capitalization, compared to 54.1 percent as of December 31, 2004. Combining short-term financing with total capitalization, the equity component would have been 51.2 percent and 51.3 percent at September 30, 2005 and December 31, 2004, respectively. The Company remains committed to maintaining a sound capital structure and strong credit ratings in order to provide the financial flexibility needed to access the capital markets when required. This commitment, along with adequate and timely rate relief for the Company’s regulated operations, is intended to ensure that the Company will be able to attract capital from outside sources at a reasonable cost.

On June 29, 2005, the Company entered into an agreement in principal with Prudential Investment Management Inc. Subsequently, the Company executed a Note Agreement, dated October 18, 2005, with three institutional investors (The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company and United Omaha Life Insurance Company), pursuant to which the investors agreed, subject to certain conditions, to purchase from the Company $20 million in principal of 5.5 percent Senior Notes (the “Notes”) issued by the Company provided that the Company elects to effect the sale of the Notes at any time prior to January 15, 2007. The terms of the Notes will require annual principal repayments of $2 million beginning on the fifth anniversary of the issuance of the Notes.

Off-Balance Sheet Arrangements
As noted in the Company’s 2004 Annual Report on Form 10-K, the only off-balance sheet arrangements are corporate guarantees to certain vendors of its propane wholesale marketing subsidiary, advanced information services, and Florida natural gas supply and management services subsidiary and a letter of credit issued to its main insurance carrier. All payables of the propane wholesale marketing subsidiary and the Florida natural gas supply and management services subsidiary and all the Company’s liabilities related to insurance matters are recorded in the Company’s financial statements. See Note 4 to the Condensed Consolidated Financial Statements for further information. The guarantees at September 30, 2005 totaled $9.7 million and expire at various dates in 2006.

Contractual Obligations
There have been no material changes in the contractual obligations presented in the Company’s 2004 Annual Report on Form 10-K, except for commodity purchase obligations and forward contracts entered into in the ordinary course of the Company’s business. Below is a summary of the commodity and forward contract obligations at September 30, 2005. None of the commodity or forward contracts extend beyond 2006.

	Payments Due by Period
Purchase Obligations	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Commodities (1)	$3,010,488	$0	$0	$0	$3,010,488
Propane (2)	5,286,569	-	-	-	5,286,569
Total Purchase Obligations	$8,297,057	$0	$0	$0	$8,297,057

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

(2)
The Company has also entered into forward sale contracts in the aggregate amount of $8.4 million. See Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk,” below for further information.

Environmental Matters
As more fully described in Note 4 to the Condensed Consolidated Financial Statements, Chesapeake has incurred costs relating to the completed or ongoing remediation of environmental contamination at three former gas manufacturing plant sites. In addition, Chesapeake is currently participating in the investigation, assessment or remediation of a fourth former gas manufacturing plant site located in Cambridge, Maryland. Chesapeake believes that future costs associated with these sites will be recoverable in rates or through sharing arrangements with, or contributions by, other responsible parties.

Other Matters

Regulatory Matters
The Company’s natural gas distribution operations are subject to regulation by the Delaware, Maryland and Florida Public Service Commissions. Eastern Shore Natural Gas Company (“Eastern Shore”), the Company’s natural gas transmission operation, is subject to regulation by the Federal Energy Regulatory Commission (“FERC”).

Eastern Shore. During October 2002, Eastern Shore filed for recovery of gas supply realignment costs totaling $196,000 (including interest) associated with the implementation of FERC Order No. 636. At that time, the FERC would not review Eastern Shore’s filing, because the FERC wished to settle a related matter with another transmission company first. The FERC has acted favorably on the other transmission company’s filing and Eastern Shore intends to resubmit its transition cost recovery filing during the fourth quarter of 2005.

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

On December 22, 2004, Eastern Shore filed to amend the Application to seek FERC authorization to construct and operate new pipeline facilities necessary to provide an additional 7,450 dekatherms of daily firm transportation service requested by its customers to be available November 1, 2005. In July 2005, the FERC granted approval to Eastern Shore to construct and operate additional pipeline facilities amending Phase III of the previously authorized three-phase expansion project. The first two phases of the expansion project were constructed in 2003 and 2004. Phase III facilities are expected to be completed and in service in November 2005.

Eastern Shore is following the FERC’s recent rulemaking pertaining to creditworthiness standards for customers of interstate natural gas pipelines. FERC has not yet issued its final rule in this proceeding. Upon such issuance, Eastern Shore will evaluate its currently effective tariff creditworthiness provisions and make any necessary revisions to conform to the FERC’s final rule relating to such standards.

Delaware. On October 5, 2005, the Delaware division filed its annual Gas Sales Service Rates (“GSR”) application with the Delaware Public Service Commission (“DPSC”) to become effective for service rendered on and after November 1, 2005. On October 11, 2005, the DPSC approved the GSR charges, subject to full evidentiary hearings and a final decision. It is expected that the evidentiary hearing and a final decision of the DPSC will be received in the first half of 2006. The GSR for the residential service customer class is increasing from $1.135 per Ccf to $1.596 per Ccf. (Ccf is defined as hundreds of cubic feet.) As a result, an average residential heating customer using 740 Ccf per year will experience an annual increase of approximately 27.7%, or $28 per month. The proposed increase in the GSR is primarily attributable to an increase in the projected cost of flowing commodity gas for the upcoming determination period due to the continuation of strong natural gas prices in the marketplace, which have been exacerbated by hurricane activity in the natural gas producing region.

On November 1, 2004, the Delaware division filed its annual Environmental Rider Rate (“ER”) application that was effective for service rendered on and after December 1, 2004. The DPSC granted approval of the ER rate at its regularly scheduled meeting on November 9, 2004, subject to full evidentiary hearings and a final decision. An evidentiary hearing was held on June 2, 2005. On August 9, 2005, the DPSC issued a decision approving the ER.

On September 2, 2005, the Delaware Division filed an application with the DPSC requesting approval of an alternative rate design and rate structure for prospective residential natural gas customers in eastern Sussex County, Delaware. While the Company does provide natural gas service to numerous residents and businesses in portions of Sussex County, Delaware, under the Company’s current tariff and traditional ratemaking, natural gas service has not been extended to potential customers in eastern Sussex County, Delaware. The Delaware Division’s proposal would allow it to implement a rate design that will enable the Delaware Division to provide natural gas service to customers within the targeted growth zones in eastern Sussex County as identified in the Sussex County Comprehensive Plan Update. Chesapeake is seeking Commission approval to charge all residential customers within the designated rate expansion area in eastern Sussex County an overall natural gas price that is equivalent to approximately 95% of the long-term historical average price of retail propane, thereby providing an incentive to customers in the form of energy savings. The rates would be designed to recover approximately $430 of delivery service revenue or gross margin per year, versus the $372 per year from the Delaware Division’s existing residential customers. If approved, this additional gross margin recovery would allow the Delaware Division to economically extend its distribution approach mains approximately four times further than under the Company’s current rates; therefore, providing more customers with the option of choosing natural gas service as their energy choice.

Florida. On May 16, 2005, the Florida division filed for approval of a Special Contract with the Department of Management Services and Agency of the State of Florida for service to the Washington Correction Institution (“WCI”). WCI is located in Washington County in the Florida panhandle and would become the thirteenth county served by the Company’s Florida division. The Florida Public Service Commission (“FPSC”) approved the Company’s request on July 19, 2005 and service to the existing WCI facility is expected to begin during the fourth quarter of 2005.

On September 2, 2005, the Florida division filed a petition for Declaratory Statement with the FPSC for a determination that Peninsula Pipeline Company, Inc. (“PPC”), a wholly owned subsidiary of the Company, qualifies as a natural gas transmission company under the Natural Gas Transmission Pipeline Intrastate Regulatory Act. A determination that PPC does qualify as a natural gas transmission company would provide opportunities for investment to deliver gas service to industrial customers in Florida by an intra-state pipeline versus Chesapeake Utilities Corporation to certain niche markets. The FPSC is expected to rule on this Petition in the fourth quarter of 2005.

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

In March 2005, the FASB issued Interpretation No. 47 (“FIN No. 47”), “Accounting for Conditional Asset Retirement Obligations” an interpretation of SFAS No. 143. FIN No. 47 clarifies that the term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective for the Company no later than the fourth quarter of 2005. Although the Company is continuing to evaluate the impact of this new standard, it is not expected to have a material impact on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS 154 primarily requires retrospective application to prior periods’ financial statements for the direct effects of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement applies to all voluntary changes in accounting principle and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is required to adopt the provision of SFAS 154, as applicable, beginning in fiscal year 2006.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the potential loss arising from adverse changes in market rates and prices. Long-term debt is subject to potential losses based on the change in interest rates. The Company’s long-term debt consists of fixed rate senior notes and convertible debentures, none of which was issued for trading purposes. The carrying value of long-term debt at September 30, 2005 was $67.0 million, with a fair value of $71.8 million, based mainly on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The Company is exposed to changes in interest rates due to the use of fixed rate long-term debt to finance the business. Management continually monitors fluctuations in interest rates and debt markets to assess the benefits of changing the mix of long and short-term debt or refinancing existing debt.

The Company’s propane distribution business is exposed to market risk as a result of propane storage activities and entering into fixed price contracts for supply. The Company can store up to approximately 4 million gallons (including leased storage) of propane during the winter season to meet its customers’ peak requirements and to serve metered customers. Decreases in the wholesale price of propane will cause the value of stored propane to decline. To mitigate the impact of price fluctuations, the Company has adopted a risk management policy that allows the propane distribution operation to enter into fair value hedges of its inventory. However, as of September 30, 2005 management reviewed the Company’s storage position and several hedging strategies and elected not to hedge any of its inventory.

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

The forward and futures contracts are entered into for trading and wholesale marketing purposes. The propane wholesale marketing business is subject to commodity price risk on its open positions to the extent that market prices for NGL deviate from fixed contract settlement prices. Market risk associated with the trading of futures and forward contracts are monitored daily for compliance with the Company’s Risk Management Policy, which includes volumetric limits for open positions. To manage exposures to changing market prices, open positions are marked up or down to market prices and reviewed by oversight officials on a daily basis. Additionally, the Risk Management Committee reviews periodic reports on market and the credit risk of counter-parties, approves any exceptions to the Risk Management Policy (within limits established by the Board of Directors) and authorizes the use of any new types of contracts. Quantitative information on forward and futures contracts at September 30, 2005 is presented in the following table. All of the contracts mature within twelve months.

At September 30, 2005	Quantity in gallons	Estimated Market Prices	Weighted Average Contract Prices
Forward Contracts
Sale	7,119,000	$1.1738 — $1.2088	$1.1272
Purchase	4,746,000	$1.1375 — $1.1875	$1.1139

Futures Contracts
Sale	294,000	$1.1925 — $1.1925	$1.1925

Estimated market prices and weighted average contract prices are in dollars per gallon.

The American Gas Association issued their “Gulf of Mexico Natural Gas Production Shut-In Report” on October 19, 2005, which indicates that hurricanes Katrina and Rita have disrupted natural gas production, significantly impacting gas supply in the United States. The report states that twenty-six percent of the 819 manned platforms in the Gulf remain evacuated and the cumulative volume of gas shut-in as a result of the hurricanes has been 316 Bcf, representing about 8.7 percent of what would normally be produced from the Gulf in an annual period. (Bcf is defined as billions of cubic feet.) The Company has not experienced significant difficulty in obtaining gas supply during and after the hurricanes. Management continues to monitor the natural gas production levels in the Gulf of Mexico area.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and Chief Financial Officer of the Company, with the participation of other Company officials, have evaluated the Company’s “disclosure controls and procedures” (as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2005. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2005, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publigly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2005 through July 31, 2005 (1)	2,974	$31.15	0	0
August 1, 2005 through August 31, 2005	0	$0.00	0	0
September 1, 2005 through September 30, 2005	0	$0.00	0	0
Total	2,974	$31.15	0	0

(1) Chesapeake purchased shares of stock on the open market to add to shares held in a Rabbi Trust to adjust the balance to the contractual value. 337 shares were purchased through executive dividend deferrals and 2,637 shares were purchased for deferred executive compensation payout.

(2) Chesapeake has no publicly announced plans or programs to repurchase its shares.

Item 3. Defaults upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
None

Item 5. Other Information
None

Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits:
•	Exhibit 31.1 — Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated November 9, 2005.
•	Exhibit 31.2 — Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated November 9, 2005.
•	Exhibit 32.1 — Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350, dated November 9, 2005
•	Exhibit 32.2 — Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350, dated November 9, 2005.
(b)	Reports on Form 8-K:
•	August 5, 2005, furnishing the Company’s earnings press release for the periods ended June 30, 2005 (Items 2.02 and 9.01).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chesapeake Utilities Corporation

/s/ Michael P. McMasters
Michael P. McMasters
Senior Vice President and Chief Financial Officer

Date: November 9, 2005