Form 10-Q
period 2006-03-31
CHESAPEAKE UTILITIES CORP
filed 2006-05-10
CIK 19745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

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
Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Common Stock, par value $0.4867 — 5,947,180 shares outstanding as of April 30, 2006.

Item 3. Quantitative and Qualitative Disclosures about Market Risk	27
Item 4. Controls and Procedures	29
Evaluation of Disclosure Controls and Procedures	29
Changes in Internal Control Over Financial Reporting	29
Part II -- Other Information	30
Signatures	31

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Chesapeake Utilities Corporation and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

For the Three Months Ended March 31,	2006	2005
Operating Revenues	$90,950,673	$77,845,249

Operating Expenses
Cost of sales, excluding costs below	65,924,761	52,572,676
Operations	9,601,281	10,087,769
Maintenance	443,968	329,575
Depreciation and amortization	1,977,347	1,900,971
Other taxes	1,566,088	1,449,915
Total operating expenses	79,513,445	66,340,906
Operating Income	11,437,228	11,504,343
Other income net of other expenses	78,583	82,381
Interest charges	1,493,337	1,277,778
Income Before Income Taxes	10,022,474	10,308,946
Income taxes	3,926,059	4,076,150
Net Income	$6,096,415	$6,232,796

Earnings Per Share of Common Stock:
Basic	$1.03	$1.08
Diluted	$1.01	$1.05
Basic weighted average shares outstanding	5,904,434	5,793,825
Diluted weighted average shares outstanding	6,047,985	5,959,055

Cash Dividends Declared Per Share of Common Stock:	$0.285	$0.280

The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31,	2006	2005
Operating Activities
Net Income	$6,096,415	$6,232,796
Adjustments to reconcile net income to net operating cash:
Depreciation and amortization	1,977,347	1,900,971
Depreciation and accretion included in other costs	741,846	658,244
Deferred income taxes, net	(1,934,479)	(1,110,870)
Unrealized loss on commodity contracts	(56,091)	(334,668)
Unrealized gain (loss) on investments	(69,450)	5,982
Employee benefits and compensation	412,921	426,451
Other, net	(528)	614
Changes in assets and liabilities:
Purchase of investments	(44,183)	-
Accounts receivable and accrued revenue	10,974,718	2,044,547
Propane inventory, storage gas and other inventory	7,327,791	5,781,964
Regulatory assets	3,388,281	1,105,725
Prepaid expenses and other current assets	882,231	58,893
Other deferred charges	26,941	(2,861)
Long-term receivables	57,641	71,812
Accounts payable and other accrued liabilities	(15,503,460)	(8,125,481)
Income taxes receivable	4,691,299	5,079,522
Accrued interest	967,277	976,494
Customer deposits and refunds	(238,955)	(1,265,284)
Accrued compensation	(1,921,627)	(653,247)
Regulatory liabilities	1,839,084	3,083,871
Environmental and other liabilities	128,825	124,170
Net cash provided by operating activities	19,743,844	16,059,645

Investing Activities
Property, plant and equipment expenditures	(6,956,380)	(3,535,317)
Environmental recoveries	40,390	126,362
Net cash used by investing activities	(6,915,990)	(3,408,955)

Financing Activities
Common stock dividends	(1,466,009)	(1,474,662)
Issuance of stock for Dividend Reinvestment Plan	112,494	26,253
Change in cash overdrafts due to outstanding checks	335,059	(301,758)
Net repayment of line of credit agreements	(10,509,392)	(4,443,417)
Repayment of long-term debt	(1,020,244)	(1,005,139)
Net cash used by financing activities	(12,548,092)	(7,198,723)

Net Increase in Cash and Cash Equivalents	279,762	5,451,967
Cash and Cash Equivalents — Beginning of Period	2,487,658	1,611,761
Cash and Cash Equivalents — End of Period	$2,767,420	$7,063,728

The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	For the Three Months Ended March 31, 2006	For the Twelve Months Ended December 31, 2005
Common Stock
Balance — beginning of period	$2,863,212	$2,812,538
Dividend Reinvestment Plan	5,085	20,038
Retirement Savings Plan	4,144	10,255
Conversion of debentures	2,600	11,004
Performance shares and options exercised	11,689	9,377
Balance — end of period	$2,886,730	$2,863,212

Additional Paid-in Capital
Balance — beginning of period	$39,619,849	$36,854,717
Dividend Reinvestment Plan	317,796	1,224,874
Retirement Savings Plan	259,999	682,829
Conversion of debentures	88,156	373,259
Performance shares and options exercised	718,605	484,170
Balance — end of period	$41,004,405	$39,619,849

Retained Earnings
Balance — beginning of period	$42,854,894	$39,015,087
Net income	6,096,415	10,467,614
Cash dividends declared	(1,690,056)	(6,627,807)
Balance — end of period	$47,261,253	$42,854,894

Accumulated Other Comprehensive Income
Balance — beginning of period	($578,151)	(527,246)
Minimum pension liability adjustment, net of tax	-	(50,905)
Balance — end of period	($578,151)	($578,151)

Deferred Compensation Obligation
Balance — beginning of period	$794,535	$816,044
New deferrals	272,383	130,426
Payout of deferred compensation	-	(151,935)
Balance — end of period	$1,066,918	$794,535

Treasury Stock
Balance — beginning of period	($797,156)	($1,008,696)
New deferrals related to compensation obligation	(272,383)	(130,426)
Purchase of treasury stock (1)	(10,682)	(182,292)
Sale and distribution of treasury stock (2)	10,682	524,258
Balance — end of period	($1,069,539)	($797,156)

Total Stockholders’ Equity	$90,571,616	$84,757,183

(1) Amount includes shares purchased in the open market for the Company's Rabbi Trust to secure its obligations under the Company's Supplemental Executive Retirement Savings Plan ("SERP plan").
(2) Amount includes shares issued to the Company's Rabbi Trust as obligation under the SERP plan.

Chesapeake Utilities Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended March 31, 2006	For the Twelve Months Ended December 31, 2005
Net income	$6,096,415	$10,467,614
Minimum pension liability adjustment, net of tax benefit of $33,615	-	(50,905)
Comprehensive Income	$6,096,415	$10,416,709

The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

Assets	March 31, 2006	December 31, 2005
Property, Plant and Equipment
Natural gas distribution and transmission	$231,483,576	$220,685,461
Propane	42,182,774	41,563,810
Advanced information services	933,075	1,221,177
Other plant	8,988,063	9,275,729
Total property, plant and equipment	283,587,488	272,746,177
Less: Accumulated depreciation and amortization	(80,233,659)	(78,840,413)
Plus: Construction work in progress	2,845,592	7,598,531
Net property, plant and equipment	206,199,421	201,504,295

Investments	1,799,268	1,685,635

Current Assets
Cash and cash equivalents	2,767,420	2,487,658
Accounts receivable (less allowance for uncollectible accounts of $788,759 and $861,378, respectively)	43,382,793	54,284,011
Accrued revenue	4,642,883	4,716,383
Propane inventory, at average cost	3,258,328	6,332,956
Other inventory, at average cost	1,550,927	1,538,936
Regulatory assets	1,058,363	4,434,828
Storage gas prepayments	4,363,025	8,628,179
Income taxes receivable	-	2,725,840
Accumulated deferred income tax asset	852,632	-
Prepaid expenses	1,138,586	2,021,164
Other current assets	517,412	1,596,797
Total current assets	63,532,369	88,766,752

Deferred Charges and Other Assets
Goodwill	674,451	674,451
Other intangible assets, net	202,232	205,683
Long-term receivables	903,793	961,434
Other regulatory assets	1,148,639	1,178,232
Other deferred charges	963,276	1,003,393
Total deferred charges and other assets	3,892,391	4,023,193

Total Assets	$275,423,449	$295,979,875

The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

Capitalization and Liabilities	March 31, 2006	December 31, 2005
Capitalization
Stockholders' equity
Common Stock, par value $0.4867 per share (authorized 12,000,000 shares) (1)	$2,886,730	$2,863,212
Additional paid-in capital	41,004,405	39,619,849
Retained earnings	47,261,253	42,854,894
Accumulated other comprehensive income	(578,151)	(578,151)
Deferred compensation obligation	1,066,918	794,535
Treasury stock	(1,069,539)	(797,156)
Total stockholders' equity	90,571,616	84,757,183

Long-term debt, net of current maturities	57,879,363	58,990,363
Total capitalization	148,450,979	143,747,546

Current Liabilities
Current portion of long-term debt	4,929,091	4,929,091
Short-term borrowing	25,307,908	35,482,241
Accounts payable	29,771,045	45,645,228
Customer deposits and refunds	4,902,045	5,140,999
Accrued interest	1,525,997	558,719
Dividends payable	1,690,056	1,676,398
Income taxes payable	1,965,457	-
Accumulated deferred income tax liability	-	1,150,828
Accrued compensation	1,278,426	3,793,244
Regulatory liabilities	2,455,459	550,546
Other accrued liabilities	2,794,964	3,560,055
Total current liabilities	76,620,448	102,487,349

Deferred Credits and Other Liabilities
Deferred income taxes payable	24,317,604	24,248,624
Deferred investment tax credits	353,381	367,085
Other regulatory liabilities	1,982,494	2,008,779
Environmental liabilities	335,569	352,504
Accrued pension costs	3,111,556	3,099,882
Accrued asset removal cost	17,181,756	16,727,268
Other liabilities	3,069,662	2,940,838
Total deferred credits and other liabilities	50,352,022	49,744,980

Commitments and Contingencies (Note 4)

Total Capitalization and Liabilities	$275,423,449	$295,979,875

(1) Shares issued were 5,931,487 and 5,883,099 for 2006 and 2005, respectively.
Shares outstanding were 5,931,395 and 5,883,002 for 2006 and 2005, respectively.

The accompanying notes are an integral part of these financial statements.

Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation
References in this document to “the Company,” “Chesapeake,” “we,” “us” and “our” are intended to mean Chesapeake Utilities Corporation and its subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in compliance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and United States of America Generally Accepted Accounting Principles (“GAAP”). In accordance with these rules and regulations, certain information and disclosures normally required for audited financial statements has been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s latest Annual Report on Form 10-K filed on March 7, 2006. In the opinion of management, these statements reflect normal recurring adjustments that are necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods presented.

2.	Comprehensive Income (Loss)
Comprehensive income contains items that are excluded from “net income (loss)” and recorded directly to stockholders’ equity. Chesapeake did not have any adjustments to the components of comprehensive income that are required to be reported by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” for the first quarters of 2006 and 2005. Accumulated other comprehensive income was ($578,151) at March 31, 2006 and December 31, 2005 and ($527,246) at March 31, 2005 and December 31, 2004.

3.	Calculation of Earnings Per Share

For the Three Months Ended March 31,	2006	2005
Calculation of Basic Earnings Per Share:
Net Income	$6,096,415	$6,232,796
Weighted average shares outstanding	5,904,434	5,793,825
Basic Earnings Per Share	$1.03	$1.08

Calculation of Diluted Earnings Per Share:
Reconciliation of Numerator:
Net Income before cumulative effect of change — Basic	$6,096,415	$6,232,796
Effect of 8.25% Convertible debentures *	27,473	32,407
Adjusted numerator — Diluted	$6,123,888	$6,265,203

Reconciliation of Denominator:
Weighted shares outstanding — Basic	5,904,434	5,793,825
Effect of dilutive securities *
Stock options	-	1,547
Warrants	12,485	9,646
8.25% Convertible debentures	131,066	154,037
Adjusted denominator — Diluted	6,047,985	5,959,055

Diluted Earnings per Share	$1.01	$1.05

* Amounts associated with securities resulting in an anti-dilutive effect on earnings per share are not included in this calculation.

4.	Commitments and Contingencies
Environmental Matters
Chesapeake is subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require the Company to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites.

Chesapeake received a Certificate of Completion for the remedial work performed at a former gas manufacturing plant site located in Dover, Delaware. Chesapeake is also currently participating in the investigation, assessment or remediation of two former gas manufacturing plant sites. These sites are located in Maryland and Florida. In addition, The Company has accrued liabilities for the three sites referred to respectively as the Dover Gas Light, Salisbury Town Gas Light and the Winter Haven Coal Gas sites. The Company is currently in discussions with the Maryland Department of the Environment (“MDE”) regarding the possible responsibilities of the Company with respect to a former gas manufacturing plant site in Cambridge, Maryland.

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

The Company has reviewed its remediation costs incurred to date for the Dover Gas Light site and has concluded that all costs incurred have been paid. The Company does not expect any future environmental expenditures for this site. Through March 31, 2006, the Company has incurred approximately $9.7 million in costs related to environmental testing and remedial action studies at the site. Approximately $9.9 million has been recovered through March 2006 from other parties or through rates. As of March 31, 2006, a regulatory liability of approximately $274,000, representing the over-recovery portion of the clean-up costs, has been recorded. The over-recovery is temporary and will be refunded by the Company to customers in future rates.

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

The Company has a liability of $2,300 with respect to the Salisbury Town Gas Light site at March 31, 2006. This amount is based on the estimated costs to perform limited product monitoring and recovery efforts and fulfill ongoing reporting requirements. A corresponding regulatory asset has been recorded, reflecting the Company’s belief that costs incurred will be recoverable in base rates.

Through March 31, 2006, the Company has incurred approximately $2.9 million for remedial actions and environmental studies at the Salisbury Town Gas Light site. Of this amount, approximately $1.8 million has been recovered through insurance proceeds or in rates. The Company expects to recover the remaining costs through rates.

Winter Haven Coal Gas Site
The Winter Haven Coal Gas site is located in Winter Haven, Florida. Chesapeake has been working with the Florida Department of Environmental Protection (“FDEP”) in assessing this coal gas site. In May 1996, the Company filed an Air Sparging and Soil Vapor Extraction Pilot Study Work Plan (the “Work Plan”) for the Winter Haven site with the FDEP. The Work Plan described the Company’s proposal to undertake an AS/SVE pilot study to evaluate the site. After discussions with the FDEP, the Company filed a modified AS/SVE Pilot Study Work Plan, the description of the scope of work to complete the site assessment activities and a report describing a limited sediment investigation performed in 1997. In December 1998, the FDEP approved the AS/SVE Pilot Study Work Plan, which the Company completed during the third quarter of 1999. In February 2001, the Company filed a Remedial Action Plan (“RAP”) with the FDEP to address the contamination of the subsurface soil and ground-water in a portion of the site. The FDEP approved the RAP on May 4, 2001. Construction of the AS/SVE system was completed in the fourth quarter of 2002 and the system is fully operational.

The Company has accrued a liability of $333,000 as of March 31, 2006 for the Winter Haven site. Through March 31, 2006, the Company has incurred approximately $1.5 million of environmental costs associated with this site. At March 31, 2006 the Company had collected through rates $158,000 in excess of costs incurred. A regulatory asset of approximately $175,000, representing the uncollected portion of the estimated clean-up costs, has also been recorded. The Company expects to recover the remaining costs through rates.

The FDEP has indicated that the Company may be required to remediate sediments along the shoreline of Lake Shipp, immediately west of the Winter Haven site. Based on studies performed to date, the Company objects to the FDEP’s suggestion that the sediments have been contaminated and require remediation. Early estimates by the Company’s environmental consultant indicate that some of the corrective measures discussed by the FDEP may cost as much as $1 million. Given the Company’s view as to the absence of ecological effects, the Company believes that cost expenditures of this magnitude are unwarranted and plans to oppose any requirements that it undertake corrective measures in the offshore sediments. Chesapeake anticipates that it will be several years before this issue is resolved. At this time, the Company has not recorded a liability for sediment remediation. The outcome of this matter cannot be predicted at this time.

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

Corporate Guarantees
The Company has issued corporate guarantees to certain vendors of its propane wholesale marketing subsidiary, its advanced information services subsidiary, and its Florida natural gas marketing subsidiary. These corporate guarantees provide for the payment of propane and natural gas purchases and office rent in the event of the subsidiaries’ default. The liabilities for these purchases are recorded in the Consolidated Financial Statements. The aggregate amount guaranteed at March 31, 2006, totaled $10.6 million, with the guarantees expiring on various dates in 2006.

In addition to the corporate guarantees, the Company has issued a letter of credit to its primary insurance company for $694,000, which expires May 31, 2006. The letter of credit was provided as security for claims amounts to satisfy the deductibles on the Company’s policies.

Application of SFAS No. 71
Certain assets and liabilities of the Company are accounted for in accordance with SFAS No. 71 —“Accounting for the Effects of Certain Types of Regulation.” SFAS No. 71 provides guidance for public utilities and other regulated operations where the rates (prices) charged to customers are subject to regulatory review and approval. Regulators sometimes include allowable costs in a period other than the period in which the costs would be charged to expense by an unregulated enterprise. That procedure can create assets, reduce assets, or create liabilities for the regulated enterprise. For financial reporting, an incurred cost for which a regulator permits recovery in a future period is accounted for like an incurred cost that is reimbursable under a cost-reimbursement type contract. The Company believes that all regulatory assets as of March 31, 2006 are probable of recovery through rates. If the Company were required to terminate the application of SFAS No. 71 to its regulated operations, all such deferred amounts would be recognized in the income statement at that time. This would result in a charge to earnings, net of applicable income taxes that could be material.

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

5.	Recent Authoritative Pronouncements on Financial Reporting and Accounting
In December 2004, the FASB released a revision (“Share-Based Payment”) to SFAS No. 123 “Accounting for Stock-Based Compensation,” referred to as SFAS No. 123R. In April 2005, the SEC approved a new rule that delayed the effective date for SFAS No. 123R until the first annual period beginning after June 15, 2005. This Statement establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer’s stock. Examples are stock purchase plans, stock options, restricted stock and stock appreciation rights. As disclosed in Note 9, the Company’s adoption of this pronouncement during the first quarter of 2006 did not have a material impact on the financial statements.

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

For the Three Months Ended March 31,	2006	2005
Operating Revenues, Unaffiliated Customers
Natural gas	$67,578,658	$54,454,811
Propane	20,550,937	20,191,111
Advanced information services	2,820,566	3,161,358
Other	512	37,969
Total operating revenues, unaffiliated customers	$90,950,673	$77,845,249

Intersegment Revenues (1)
Natural gas	$58,949	$44,876
Propane	-	634
Advanced information services	4,638	8,928
Other	154,623	154,623
Total intersegment revenues	$218,210	$209,061

Operating Income
Natural gas	$7,995,205	$7,792,386
Propane	3,433,733	4,001,848
Advanced information services	16,309	(232,861)
Other and eliminations	(8,019)	(57,030)
Total operating income	$11,437,228	$11,504,343

(1) All significant intersegment revenues are billed at market rates and have been eliminated from consolidated revenues.

	March 31, 2006	December 31, 2005
Identifiable Assets
Natural gas	$211,989,997	$225,667,049
Propane	51,080,534	57,344,859
Advanced information services	2,648,687	2,062,902
Other	9,704,231	10,905,065
Total identifiable assets	$275,423,449	$295,979,875

The Company’s operations are all domestic. The advanced information services segment has infrequent transactions with foreign companies, located primarily in Canada, which are denominated and paid in U.S. dollars. These transactions are immaterial to the consolidated revenues.

7.	Employee Benefit Plans
Net periodic benefit costs for the defined benefit pension plan, the executive excess benefit plan and other post-retirement benefits are shown below:

	Defined Benefit Pension Plan		Executive Excess Retirement Benefit Plan		Other Post-Retirement Benefits
For the Three Months Ended March 31,	2006	2005	2006	2005	2006	2005
Service Cost	$0	$0	$0	$0	$1,564	$1,564
Interest Cost	156,726	161,435	29,897	29,915	19,468	19,468
Expected return on plan assets	(171,076)	(175,821)	-	-	-	-
Amortization of transition amount	-	-	-	-	6,965	6,965
Amortization of prior service cost	(1,175)	(1,175)	-	-	-	-
Amortization of net loss (gain)	-	-	14,260	12,330	22,073	22,073
Net periodic cost (benefit)	($15,525)	($15,561)	$44,157	$42,245	$50,070	$50,070

As disclosed in the December 31, 2005 financial statements, no contributions are expected to be required in 2006 for the defined benefit pension plan. The cost of the executive excess retirement benefit plan is fully funded; however, the other post-retirement benefit plans are unfunded. Cash benefits paid under the executive excess retirement benefit plan for the first three months of 2006 were $25,000, and for the year 2006, benefits paid are expected to be $100,000. Net benefits paid for other post-retirement benefits are primarily for medical claims and were $54,000 for the first three months of 2006. For the year 2006, the Company’s actuary has estimated that the benefits to be paid are $215,000.

8.	Investments
The Company maintains investments in Rabbi Trusts to cover the cost of the Company’s Supplemental Executive Retirement Savings Plan. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and based on the Company’s intentions regarding these instruments, the Company classifies all investments in equity securities as trading securities. As a result of classifying them as trading securities, the Company is required to report the securities at their fair value, with any unrealized gains and losses included in earnings. At the end of March 2006, total investments had a fair value of $1.8 million.

9.	Share-Based Compensation
Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” which establishes accounting for equity instruments exchanged for employee services. Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion (“APB”) No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. The Company elected to adopt the modified prospective method as provided by SFAS No. 123(R) and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value of expensing stock-based compensation. For the three months ended March 31, 2006 and 2005, included in net income are amounts of $104,000 and $186,000, after-tax, respectively, related to stock-based compensation expense, in respect of restricted stock awards issued under the Company’s Director’s Stock Compensation and Performance Incentive Plans.

The Company did not have any stock options outstanding as at March 31, 2006 or December 31, 2005, nor were any stock options issued during the three months ended March 31, 2006.

Director’s Stock Compensation Plan
Under the Company’s Director’s Stock Compensation Plan (“DSCP”), each non-employee director received in 2005 an annual retainer of 600 shares of common stock and an additional 150 shares of common stock for services as a committee chairman, subject to adjustment in future years consistent with the terms of the DSCP. Shares issued under the DSCP are fully vested as of the date of grant. At the date of grant, the Company records a prepaid expense equal to the fair value of the shares issued and amortizes the expense equally over the service period of one year. Compensation expense recorded by the Company related to the DSCP awards was $36,000 and $33,000 for the three-month periods ended March 31, 2006 and 2005, respectively.

Performance Incentive Plans
In general, the Company’s Compensation Committee of the Board of Directors is authorized to grant to key employees of the Company the rights to receive awards of shares of the Company’s common stock, contingent upon the achievement of established performance goals. These awards are subject to certain post-vesting transfer restrictions. In the first quarter of 2006, the Company granted 23,666 and 10,130 restricted stock awards for the three months ended March 31, 2006 and 2005, respectively, to key employees from the Company’s 2005 Performance Incentive Plan (“PIP”). The shares granted under the PIP are fully vested and the fair value of each share is equal to the market price of the Company’s common stock on the date of grant. The fair value of these restricted stock grants, based on the fair value of the Company’s stock on the grant date, was $30.3999 and $27.00, for the three months ended March 31, 2006 and 2005, respectively. Compensation expense recorded by the Company related to the restricted stock awards was $137,000 and $439,000 for the three-month periods ended March 31, 2006 and 2005, respectively.

A summary of restricted stock activity as of March 31, 2006, and changes during the three months then ended, is presented below:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding - December 31, 2005	0
Issued	23,666	$30.3999
Vested	23,666
Outstanding - March 31, 2006	0

10.	Stockholders’ Equity

The changes in common stock shares issued and outstanding are shown below:

	For the Three Months Ended March 31, 2006	For the Twelve Months Ended December 31, 2005
Common Stock shares issued and outstanding (1)
Shares issued — beginning of period balance	5,883,099	5,778,976
Dividend Reinvestment Plan (2)	10,515	41,175
Retirement Savings Plan	8,515	21,071
Conversion of debentures	5,342	22,609
Employee award plan	350	-
Performance shares and options exercised (3)	23,666	19,268
Shares issued — end of period balance (4)	5,931,487	5,883,099

Treasury shares — beginning of period balance	(97)	(9,418)
Purchases	-	(4,852)
Dividend Reinvestment Plan	-	2,142
Retirement Savings Plan	-	12,031
Other issuances	5	-
Treasury Shares — end of period balance	(92)	(97)

Total Shares Outstanding	5,931,395	5,883,002

(1) 12,000,000 shares are authorized at a par value of $0.4867 per share.
(2) Includes shares purchased with reinvested dividends and optional cash payments.
(3) Includes shares issued for Directors' compensation.
(4) Includes 46,835 and 37,528 shares at March 31, 2006 and December 31, 2005, respectively, held in a Rabbi Trust established by the Company relating to the Supplemental Executive Retirement Savings Plan.

11.	Other Event
The Company’s propane distribution subsidiary (“Sharp”) identified that approximately 75,000 gallons of propane that it purchased in the first half of March 2006 contained above normal levels of petroleum byproducts. The supplier’s testing identified above normal concentration levels of the petroleum byproduct benzene. Benzene, which may be found in trace amounts in propane, is used to make plastics, resins, nylon, synthetic fibers, detergents, lubricants, drugs, dyes and pesticides. It is also routinely found in crude oil and gasoline. The supplier has conducted modeling and testing of the propane in combustion situations and has stated that they have found no health or safety concerns.

Sharp replaced the propane at each of the approximately 600 impacted customers at no cost to the customers. Sharp also replaced any remaining propane contained at its storage facilities. The propane that the Company retrieved from customers and Sharp’s storage facilities was returned to the supplier.

The supplier has indicated that it will reimburse Sharp for all damages, costs and expenses incurred by Sharp or the Company in connection with this matter. The Company does not believe that the event will ultimately have a material adverse effect on the Company or its business, results of operations or long-term financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of the financial statements with a narrative on the Company’s financial condition, results of operations and liquidity. The Company’s MD&A is presented in nine sections: Overview, Results of Operations, Liquidity and Capital Resources, Off-Balance Sheet Arrangements, Contractual Obligations, Environmental Matters, Other Matters, Competition, and Recent Accounting Pronouncements. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto and Chesapeake’s Annual Report on Form 10-K for the year ended December 31, 2005, including the audited consolidated financial statements and notes contained in the Form 10-K.

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

The principal business, economic and other factors that affect the operations and/or financial performance of the Company include:

•	weather conditions and weather patterns;
•	regulatory environment and regulatory decisions;
•	availability of natural gas and propane supplies;
•	natural gas and propane production levels;
•	interstate pipeline transportation and storage capacity;
•	natural gas and propane prices and the prices of competing fuels, such as oil and electricity;
•	changes in natural gas and propane usage resulting from customer conservation, including improved appliance efficiencies;
•	the level of capital expenditures for adding new customers and replacing facilities worn beyond economic repair;
•	use of derivative instruments;
•	changes in credit risk;
•	competitive environment;
•	environmental matters;
•	economic conditions and interest rates;
•	inflation / deflation;
•	changes in technology; and
•	changes in accounting principles.

Results of Operations for the Quarter Ended March 31, 2006

Consolidated Overview
The Company’s net income for the first quarter ended March 31, 2006 decreased $136,000, or 2 percent, compared to the same period in 2005. Net income for the first quarter was $6.1 million, or $1.01 per share (diluted), a decrease of $0.04 per share compared to 2005. The decrease in earnings principally reflects a decline in the operating income at the Company’s Delmarva propane distribution operation. The decline was caused by warmer temperatures on the Delmarva Peninsula, which reduced volumes sold to both natural gas and propane distribution heating customers to heat their homes. The Company estimates that if weather had been normal during the first quarter of 2006, net income and earnings per share (diluted) would have been higher by $510,000 and $0.08, respectively. The warmer weather offsets the Company’s strong customer growth and cost containment efforts.

For the Three Months Ended March 31,	2006	2005	Change
Operating Income
Natural Gas	$7,995,205	$7,792,386	$202,819
Propane	3,433,733	4,001,848	(568,115)
Advanced Information Services	16,309	(232,861)	249,170
Other & eliminations	(8,019)	(57,030)	49,011
Operating Income	11,437,228	11,504,343	(67,115)

Other Income	78,583	82,381	(3,798)
Interest Charges	1,493,337	1,277,778	215,559
Income Taxes	3,926,059	4,076,150	(150,091)
Net Income	$6,096,415	$6,232,796	($136,381)

Diluted Earnings Per Share	$1.01	$1.05	($0.04)

The following discussions of segment results include use of the terms “gross margin” and “normal weather”. Gross margin is determined by deducting the cost of sales from operating revenue. Cost of sales includes the purchased gas cost for the natural gas and propane and the cost of labor spent on direct revenue-producing activities. Gross margin should not be considered an alternative to operating income or net income, which are determined in accordance with Generally Accepted Accounting Principles (“GAAP”). Chesapeake believes that gross margin, although a non-GAAP measure, is useful and meaningful to investors as a basis for making investment decisions. It provides investors with information that demonstrates the profitability achieved by the Company under its allowed rates for regulated operations and under its competitive pricing structure for unregulated segments. Chesapeake’s management uses gross margin in measuring its business units’ performance and has historically analyzed and reported gross margin information publicly. Other companies may calculate gross margin in a different manner. Normal weather is a term used by the Company to describe the 10-year average temperatures on the Delmarva Peninsula. Normal weather is used by management to adjust earnings for the purposes of evaluating the performance of its natural gas and propane businesses under average conditions. The Company’s natural gas utility rates are set based upon estimated sales using average temperatures over ten to thirty-year periods depending upon the rate jurisdiction. The Company uses average temperatures over a ten-year period as an assumption in its planning and budgeting processes to forecast sales, gross margin, operating income, net income and earnings per share.

Natural Gas
The natural gas segment earned operating income of $8.0 million for the first quarter of 2006 compared to $7.8 million for the corresponding period in 2005, an increase of $203,000, or 3 percent. Revenue and cost of gas increased in the first quarter of 2006 compared to 2005, primarily due to changes in natural gas commodity prices. Commodity cost changes are passed on to the ratepayers through a gas cost recovery or purchased gas cost adjustment in all jurisdictions; therefore, these changes in cost have limited impact on the Company.

For the Three Months Ended March 31,	2006	2005	Change
Revenue	$67,637,607	$54,499,687	$13,137,920
Cost of gas	51,225,173	38,478,015	12,747,158
Gross margin	16,412,434	16,021,672	390,762

Operations & maintenance	5,804,448	5,835,439	(30,991)
Depreciation & amortization	1,487,088	1,414,894	72,194
Other taxes	1,125,693	978,953	146,740
Other operating expenses	8,417,229	8,229,286	187,943
Total Operating Income	$7,995,205	$7,792,386	$202,819

Statistical Data — Delmarva Peninsula
Heating degree-days (“HDD”)
Actual	2,069	2,535	(466)
10-year average (normal)	2,281	2,259	22

Estimated gross margin per HDD	$2,234	$1,800	$434

Residential Customer Information
Average number of customers
Delmarva	40,213	37,135	3,078
Florida	12,429	11,669	760
Total	52,642	48,804	3,838

The Company’s natural gas segment experienced an increase of approximately $391,000 in gross margin in the first quarter of 2006 compared to the same period in 2005. Gross margin in the Delmarva natural gas distribution operations was lower when compared to the same period in 2005 by $349,000, primarily due to warmer weather; however, this decline was offset by increased gross margin in the natural gas marketing operation of $345,000, increased gross margin in the natural gas transmission operation of $333,000 and increased gross margin for the Florida natural gas distribution operation of $61,000.

•
The Delaware and Maryland distribution operations experienced a decrease of $349,000 in gross margin. Temperatures on the Delmarva Peninsula were 18 percent warmer during the first quarter of 2006 compared to 2005 and 9 percent warmer than normal. The Company estimates that the warmer temperatures resulted in a decrease in gross margin of approximately $1.0 million when compared to 2005. This decrease was partially offset by residential customer growth, which contributed approximately $462,000 to gross margin as the number of customers increased by 8 percent. The Company has estimated that in normal weather conditions, gross margin for the first quarter 2006 would have increased by approximately $474,000 and gross margin for the first quarter of 2005 would have decreased by approximately $497,000, as temperatures in 2005 were actually colder than normal.

•
Gross margin for the natural gas marketing operation increased $345,000, or 86 percent. The increase was attained primarily from a 94 percent increase in the number of customers to which the operation provides supply management services and the operation’s ability to sell excess capacity.

•
The natural gas transmission operation achieved gross margin growth of $333,000, or 8 percent. The increase was attributed to additional transportation capacity contracts executed in November 2005. These additional contracts are expected to continue to contribute approximately $110,000 to gross margin for each month in 2006, or $1.3 million annually.

•	Gross margin for the Florida distribution operation increased by $61,000. The effect of 7 percent growth in residential customers offset decreased gross margin from lower volumes sold.

Other operating expenses for the natural gas operations increased $188,000 in the first quarter of 2006 compared to the same period in 2005. Items contributing to the increase include:

•
The Delaware Public Service Commission (“Delaware PSC”) increased its Annual Gross Revenue Tax from 0.2 percent to 0.3 percent, resulting in an increase of $74,000 in other taxes. The Company plans to include this increase in tax expense in a future rate filing with the Delaware PSC.

•	Due to the additional capital investments, depreciation and amortization expense, asset removal cost, and property taxes increased $72,000, $54,000, and $43,000, respectively.

•
Payroll and health care benefit costs increased $124,000 as the Company increased its staff to support strong customer growth. Also, incentive compensation decreased $41,000 to reflect lower than expected earnings due to weather being warmer than normal.

•
Legal fees decreased $87,000 as the Company incurred charges in the first quarter of 2005 related to a review of the Company’s 401(k), pension plan and deferred compensation plans as a result of a change in the tax code.

Propane
Operating income for the propane segment decreased $568,000, or 14 percent, to $3.4 million for the first quarter of 2006 compared to the same period in 2005. This decrease was due primarily to warmer weather in the first quarter of 2006, resulting in reduced customer consumption. The increases in revenues and cost of sales in the first quarter of 2006 compared to 2005 were primarily caused by increases in the commodity prices of propane. Commodity price changes are generally passed on to the customer, subject to competitive market conditions.

For the Three Months Ended March 31,	2006	2005	Change
Revenue	$20,550,937	$20,191,745	$359,192
Cost of sales	13,095,992	12,086,274	1,009,718
Gross margin	7,454,945	8,105,471	(650,526)

Operations & maintenance	3,340,475	3,426,692	(86,217)
Depreciation & amortization	416,709	411,559	5,150
Other taxes	264,028	265,372	(1,344)
Other operating expenses	4,021,212	4,103,623	(82,411)
Total Operating Income	$3,433,733	$4,001,848	($568,115)

Statistical Data — Delmarva Peninsula
Heating degree-days
Actual	2,069	2,535	(466)
10-year average (normal)	2,281	2,259	22

Estimated gross margin per HDD	$1,743	$1,691	$52

The Company’s propane segment experienced a decrease of approximately $651,000 in gross margin in the first quarter of 2006 compared to the same period in 2005. Gross margin in the Delmarva propane distribution operation was lower when compared to the same period in 2005 by $648,000, primarily due to warmer weather, and gross margin also decreased in the Florida propane operations by $74,000. The negative weather impact experienced by the Delmarva propane distribution operation was partially offset by increased gross margin from new start-ups in Pennsylvania of $186,000, increased gross margin from Community Gas Systems (“CGS”) of $96,000 and increased gross margin from the Company’s wholesale propane marketing operation of $71,000.

•
The Delmarva propane distribution operation experienced a decrease in gross margin of $648,000. Volumes sold in 2006 decreased 2.1 million gallons or 23 percent. Temperatures on the Delmarva Peninsula were 18 percent warmer during the first quarter of 2006 compared to 2005 and 9 percent warmer than normal. The Company estimates that the warmer temperatures resulted in a decrease in gross margin of approximately $812,000 when compared to 2005. Partially offsetting the weather impact is an increase in the gross margin per retail gallon. The gross margin per retail gallon increased by $0.0188 in 2006 compared to 2005.The Company has estimated that in normal weather conditions gross margin for the first quarter of 2006 would have increased by approximately $370,000, and gross margin for the first quarter of 2005 would have decreased by approximately $467,000, as temperatures in 2005 were actually colder than normal.

•
Gross margin for the CGS’ increased $96,000 when compared to the prior period, primarily from an increase in the number of customers. The average number of customers increased 997, or 37percent, to 3,660 in the first quarter 2006, compared to the same period in 2005. The Company expects the growth of its CGS operation to continue in the future as the number of systems currently under construction is anticipated to provide for an additional 5,300 customers.

•
The Pennsylvania start-ups contributed $186,000 in gross margin. These start-ups are the result of acquiring the assets of J.O. Fenstermacher & Son, LLC in November 2004 and Spectrum Propane in July 2005.

•
The Florida propane distribution operation experienced a decrease in gross margin and operating income of $74,000 and $53,000, respectively, when compared to the same period in 2005. The lower gross margin reflects a decrease of in-house piping sales as the operation begins to exit the house piping service. The decrease in gross margin was partially offset by lower other operating expenses of $21,000. This decrease is attributed to lower payroll and benefit costs.

•
Gross margin for the Company’s propane wholesale marketing operation increased by $71,000 in the first quarter of 2006 compared to the same period in 2005. The increase is primarily due to the increase in volatility of wholesale propane prices that occurred during the quarter.

Other operating expenses for the Delmarva propane distribution operation decreased $97,000 for the quarter ended March 31, 2006 compared to the same period in 2005.

On March 16, 2006, the Company had disclosed in a Form 8-K filed with the Securities and Exchange Commission (“SEC”) that it had received approximately 75,000 gallons of propane containing above normal levels of petroleum byproducts. Please refer to Note 11, “Other Event”, for a further discussion of the event. The propane supplier has indicated that it will reimburse the Company for all damages, costs and expenses incurred by the Company in connection with this matter. As a result of the supplier’s commitment to reimburse the Company, fixed costs of $300,000 relating to this incident have been placed on the balance sheet as accounts receivable instead of the income statement as period costs. If these fixed costs were listed as expenses on the income statement, other operating costs for the Delmarva propane distribution operation would have increased $203,000, when compared to the prior year.

Higher operating costs for the period are attributable to one of the Pennsylvania start-ups, Spectrum Propane, with higher costs of $93,000 and higher costs associated with vehicle fuel and maintenance.

Advanced Information Services
The advanced information services business had operating income of $16,000 for the first quarter 2006, representing an increase of $249,000 compared to the same period in 2005. The increase in operating income is directly related to the elimination in 2006 of the operating loss incurred by the LAMPSTM product in the first quarter of 2005.

For the Three Months Ended March 31,	2006	2005	Change
Revenue	$2,825,204	$3,170,286	($345,082)
Cost of sales	1,603,159	1,978,475	(375,316)
Gross margin	1,222,045	1,191,811	30,234

Operations & maintenance	1,014,448	1,218,298	(203,850)
Depreciation & amortization	33,664	31,295	2,369
Other taxes	157,624	175,079	(17,455)
Other operating expenses	1,205,736	1,424,672	(218,936)
Total Operating Income (Loss)	$16,309	($232,861)	$249,170

The Company’s advanced information services segment increased gross margin by approximately $30,000 to $1.2 million, compared to gross margin for the same period in 2005. Revenues for the period were approximately $345,000 lower compared to 2005, including decreases in consulting revenues for the eBusiness group of $233,000, MfgPro group of $147,000, and a decrease of $111,000 relating to the LAMPSTM product. The eBusiness and MfgPro groups offer consulting, web-based services, and other products and services for companies running the Progress® and MfgPro software packages. These revenue losses were partially offset by an increase in consulting revenues of $124,000 for the Progress software group. The Progress software group offers consulting and provides other products and services to companies who run the Progress software package.

Cost of sales for the first quarter of 2006 decreased approximately $375,000 compared to 2005, of which $150,000 relating to the LAMPSTM product that has been sold, and to reductions in costs as a result of the reduced consulting revenue.

Other operating expenses decreased $219,000 in the first quarter 2006 to $1.2 million, compared to $1.4 million for the same period of 2005. The 2005 expenses include $218,000 of costs associated with the LAMPSTM product that has now been sold.

Other Business Operations and Eliminations
Other operations consist primarily of subsidiaries that own real estate leased to other Company subsidiaries and the results of operations for OnSight Energy, LLC (“OnSight”). Eliminations are entries required to eliminate activities between business segments from the consolidated results. Other operations and eliminating entries resulted in an operating loss of $8,000 for the first quarter of 2006 compared to an operating loss of $57,000 for the same period in 2005. The losses in 2006 and 2005 are primarily attributed to the OnSight operation.

The Company formed OnSight in 2004 to provide distributed energy services. Distributed energy refers to a variety of small, modular power generating technologies that may be combined with heating and/or cooling systems. For the first quarter of 2006, OnSight had an operating loss of $98,000 compared to an operating loss of $133,000 for the same period in 2005.

For the Three Months Ended March 31,	2006	2005	Change
Revenue	$155,135	$192,592	($37,457)
Cost of sales	437	29,911	(29,474)
Gross margin	154,698	162,681	(7,983)

Operations & maintenance	104,089	145,976	(41,887)
Depreciation & amortization	40,656	51,263	(10,607)
Other taxes	18,743	30,511	(11,768)
Other operating expenses	163,488	227,750	(64,262)
Operating Loss - Other	(8,790)	(65,069)	56,279
Operating Income - Eliminations	771	8,039	(7,268)
Total Operating Loss	($8,019)	($57,030)	$49,011

Income Taxes
Income tax expense for the three months ended March 31, 2006 was $3.9 million compared to $4.1 million for the three months ended March 31, 2005. The decrease in income tax expense primarily reflects lower earnings. The effective tax rate for the first quarter of 2006 is 39.1% compared to an effective tax rate of 39.5% for the same period in 2005.

Interest Expense
Interest expense for the first quarter of 2006 increased approximately $216,000, or 17 percent, versus the same period in 2005. The higher interest expense is attributed to:

•
The Company’s short-term borrowing increased from $257,000 at March 31, 2005 to $25.3 million at the end of the first quarter of 2006. The increased borrowing, resulting in higher interest expense, is related to the Company’s capital investments made in 2005 and higher working capital due to the rising costs of natural gas and propane.

•	The average interest rate on short-term borrowing increased from 3.57% in the first quarter of 2005 to 4.99% for the same period in 2006.

•
The increase in interest expense from short-term borrowing was partially offset by a decrease in interest expense on long-term debt. The Company’s average long-term debt balance declined from $68.1 million in the first quarter of 2005 to $62.8 million for the first quarter of 2006, which lowered interest expense for the period by $98,000.

Financial Position, Liquidity and Capital Resources

Chesapeake’s capital requirements reflect the capital-intensive nature of its business and are principally attributable to its investment in new plant and equipment and the retirement of outstanding debt. The Company relies on cash generated from operations and short-term borrowing to meet normal working capital requirements and to temporarily finance capital expenditures. During the first three months of 2006, net cash provided by operating activities was $19.7 million, cash used by investing activities was $6.9 million and cash used by financing activities was $12.5 million.

During the first three months of 2005, net cash provided by operating activities was $16.1 million, cash used by investing activities was $3.4 million and cash used by financing activities was $7.2 million.

The Board of Directors has authorized the Company to borrow up to $60.0 million of short-term debt from various banks and trust companies. As of March 31, 2006, Chesapeake had five unsecured bank lines of credit with three financial institutions, totaling $75.0 million. These bank lines will provide funds for the Company’s short-term cash needs to meet seasonal working capital requirements and to temporarily fund portions of its capital expenditures. Two of the bank lines, totaling $15.0 million, are committed. The other three lines are subject to the banks’ availability of funds. The outstanding balances of short-term borrowing at March 31, 2006 and 2005 were $25.3 million and $257,000, respectively.

In addition, on October 18, 2005, the Company executed a note agreement with three institutional investors (The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company and United Omaha Life Insurance Company), pursuant to which the investors agreed, subject to certain conditions, to purchase from the Company $20 million in principal of 5.5 percent Senior Notes (the “Notes”) issued by the Company; provided, that the Company elects to effect the sale of the Notes at any time prior to January 15, 2007. The terms of the Notes will require annual principal repayments of $2 million beginning on the fifth anniversary of the issuance of the Notes.

Chesapeake has budgeted $54.4 million for capital expenditures during 2006. This amount includes $20.8 million for natural gas distribution, $26.7 million for natural gas transmission, $5.7 million for propane distribution and wholesale marketing, $178,000 for advanced information services and $1.0 million for other operations. The natural gas distribution and transmission expenditures are for expansion and improvement of facilities. The propane expenditures are to support customer growth and for the replacement of equipment. The advanced information services expenditures are for computer hardware, software and related equipment. The other operations category includes general plant, computer software and hardware. Financing for the 2006 capital expenditure program is expected to be provided from short-term borrowing, cash provided by operating activities and other sources. The capital expenditure program is subject to continuous review and modification. Actual capital requirements may vary from the above estimates due to a number of factors, including acquisition opportunities, changing economic conditions, customer growth in existing areas, regulation, new growth opportunities and availability of capital.

Chesapeake expects to incur approximately $300,000 in 2006 and $25,000 in 2007 for environmental-related expenditures. Additional expenditures may be required in future years. Management does not expect financing of future environmental-related expenditures to have a material adverse effect on the financial position or capital resources of the Company.

Capital Structure
As of March 31, 2006, common equity represented 61.0 percent of total capitalization, compared to 56.1 percent in 2005. If short-term borrowing and the current portion of long-term debt were included in total capitalization, the equity component of the Company’s capitalization would have been 50.7 percent and 55.0 percent at March 31, 2006 and March 31, 2005, respectively. Chesapeake remains committed to maintaining a sound capital structure and strong credit ratings to provide the financial flexibility needed to access the capital markets when required. This commitment, along with adequate and timely rate relief for the Company’s regulated operations, is intended to ensure that Chesapeake will be able to attract capital from outside sources at a reasonable cost. The Company believes that the achievement of these objectives will provide benefits to customers and creditors, as well as to the Company’s investors.

Cash Flows from Operating Activities
The primary drivers for the Company’s operating cash flows are cash payments received from gas customers, offset by payments made by the Company for gas costs, operation and maintenance expenses, taxes and interest costs.

Net cash provided by operating activities totaled $19.7 million and $16.1 million for the three months ended March 31, 2006 and 2005, respectively. Certain material changes in working capital are listed below for the first three months of 2006:

•
Accounts receivable and accrued revenue decreased $11.0 million, which generated an increase of cash. The decrease in accounts receivable primarily resulted from lower revenues and lower cost of natural gas in March 2006 compared with December 2005.

•
Propane inventory, storage gas and other inventory decreased $7.3 million, which generated an increase of cash. Decreased propane inventory and storage gas resulted from a seasonal reduction of inventory levels at March 31 compared with December 31 due to withdrawals.

•
Accounts payable and other accrued liabilities decreased $15.5 million, which resulted in a decrease of cash. The decreases in accounts payable and accrued liabilities primarily resulted from lower revenues and lower cost of natural gas in March 2006 compared with December 2005. In addition, the payment of invoices for capital expenditures in the first quarter of 2006 contributed to the decrease.

Certain material changes in working capital are listed below for the first three months of 2005:

•	Accounts receivable and accrued revenue decreased $2.0 million.

•	Propane inventory, storage gas and other inventory decreased $5.8 million.

•	Accounts payable and other accrued liabilities decreased $8.1.

Cash Flows Used in Investing Activities
Net cash flows used in investing activities totaled $6.9 million and $3.4 million during the three months ended March 31, 2006 and 2005, respectively. Cash utilized for capital expenditures was $7.0 million and $3.5 million for the first three months of 2006 and 2005, respectively. Additions to property, plant and equipment in the first quarters of 2006 and 2005 were primarily for natural gas transmission, natural gas distribution and propane distribution. In both periods in 2006 and 2005, the natural gas distribution expenditures were used primarily to fund expansion and facilities improvements. In both periods, the natural gas transmission capital expenditures related primarily to expanding the Company’s transmission system. Additionally, cash of $40,000 and $126,000 was received during the three months ended March 31, 2006 and 2005, respectively, for recovery of environmental costs through rates charged to customers.

Cash Flows Used in Financing Activities
Cash flows used in financing activities totaled $12.5 million and $7.2 million for the three months ended March 31, 2006 and 2005, respectively. During the first three months of 2006, the Company repaid $10.5 million of cash borrowed under its short-term line of credit agreements. Additionally, the Company paid common stock dividends totaling $1.5 million and reduced its outstanding long-term notes payable balance by $1.0 million.

During the first three months of 2005, the Company repaid $4.4 million of cash borrowed under its short-term line of credit agreements. Additionally, the Company paid common stock dividends totaling $1.5 million and reduced its outstanding long-term notes payable balance by $1.0 million.

Off-Balance Sheet Arrangements
As noted in the Company’s 2005 Annual Report on Form 10-K, the Company has issued corporate guarantees to certain vendors of its propane wholesale marketing subsidiary, its advanced information services subsidiary, and its Florida natural gas marketing subsidiary. These corporate guarantees provide for the payment of propane and natural gas purchases and office rent in the event of the subsidiaries’ default. The liabilities for these purchases are included in our Consolidated Financial Statements. The guarantees at March 31, 2006, totaled $10.6 million and expire on various dates in 2006.

In addition to the corporate guarantees, the Company has issued a letter of credit to its primary insurance company for $694,000, which expires May 31, 2006. The letter of credit was provided as security for claims amounts to satisfy the deductibles on the Company’s policies.

Contractual Obligations
There have been no material changes in the contractual obligations presented in the Company’s 2005 Annual Report on Form 10-K, except for commodity purchase obligations and forward contracts entered into in the ordinary course of the Company’s business. Below is a summary of the commodity and forward contract obligations at March 31, 2006.

	Payments Due by Period
Purchase Obligations	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Commodities (1)	$14,206,887	$3,294,063	-	-	$17,500,950
Propane (2)	5,847,146	-	-	-	5,847,146
Total Purchase Obligations	$20,054,033	$3,294,063	$0	$0	$23,348,096

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

(2) The Company has also entered into forward sale contracts in the aggregate amount of $5.8 million. See Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk,” below for further information.

Environmental Matters
As more fully described in Note 4 to the Condensed Consolidated Financial Statements, Chesapeake has incurred costs relating to the completed or ongoing environmental remediation at three former gas manufacturing plant sites. In addition, Chesapeake is currently participating in discussions regarding the possible responsibilities of the Company for remediation of a fourth former gas manufacturing plant site located in Cambridge, Maryland. Chesapeake believes that future costs associated with these sites will be recoverable in rates or through sharing arrangements with, or contributions by, other responsible parties.

Other Matters

Regulatory Matters
The Company’s natural gas distribution operations are subject to regulation by the Delaware, Maryland and Florida Public Service Commissions. Eastern Shore Natural Gas Company (“Eastern Shore”), the Company’s natural gas transmission operation, is subject to regulation by the Federal Energy Regulatory Commission (“FERC”).

Eastern Shore. During October 2002, Eastern Shore filed for recovery of gas supply realignment costs, which totaled $196,000 (including interest), associated with the implementation of FERC Order No. 636. At that time, the FERC deferred review of the filing pending settlement of a related matter concerning another transmission company. Chesapeake understands that the other matter has now been resolved. Eastern Shore has updated its gas supply realignment filing and entered into pre-filing discussions with customers potentially impacted by the filing before re-filing its application with the FERC. Discussions with customers were completed during the first quarter of 2006 and Eastern Shore intends to resubmit its gas supply realignment filing to the FERC during second quarter of 2006.

On January 20, 2006, Eastern Shore filed an application for a Certificate of Public Convenience and Necessity for its 2006-2008 system expansion project. The proposed expansion application requests authority to construct and operate approximately 55 miles of new pipeline facilities and two new metering and regulating station facilities to provide an additional 47,350 dekatherms per day (“dt/d”) of firm transportation service in accordance with the phased-in customer requests of 26,200 dt/d in 2006, 10,300 dt/d in 2007, and 10,850 dt/d in 2008, at a total estimated cost of approximately $33.6 million. The following table provides a breakdown for the additional amounts of firm capacity per day, the estimated capital investment required, and the estimated annual gross margin contribution for the new services that will become effective November 1st for each of the respective years of the project:

	Year
	2006	2007	2008
Additional firm capacity per day	26,200	10,300	10,850
Capital investment	$17 million	$8 million	$8 million
Annualized Gross Margin contribution	$3,670,256	$1,484,146	$1,594,785

A Scoping Meeting was held on March 29, 2006 at which the public and all other interested stakeholders were invited to attend to review the project. No opposition to the project has been received. Eastern Shore expects to commence construction of Phase I of the proposed new facilities following receipt of approval by the FERC and receipt of all other necessary permits and approvals. Eastern Shore presently anticipates a November 1, 2006 in-service date for the Phase I facilities.

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

Delaware. On October 3, 2005, the Delaware division filed its annual Gas Sales Service Rates (“GSR”) application that was effective for service rendered on and after November 1, 2005 with the Delaware Public Service Commission (“Delaware PSC”). On October 11, 2005, the Delaware PSC approved the GSR charges, subject to full evidentiary hearings and a final decision. On February 23, 2006, the Delaware division filed a supplemental GSR application with the Delaware PSC that was consolidated with the previously filed application. In its supplemental application, the Delaware division proposed reduced GSR charges to be effective March 15, 2006. On February 28, 2006, the Delaware PSC approved the reduced GSR charges subject to full evidentiary hearings and a final decision. The Delaware division expects a final decision on both of these applications during the third quarter of 2006.

On November 1, 2005, the Delaware division filed with the Delaware PSC its annual Environmental Rider (“ER”) Rate application to become effective for service rendered on and after December 1, 2005. The Delaware PSC granted approval of the ER rate at its regularly scheduled meeting on November 8, 2005, subject to full evidentiary hearings and a final decision. An evidentiary hearing was held on April 5, 2006, which was uncontested, and the Delaware division anticipates a final decision by the Delaware PSC during the second quarter of 2006 approving its application, as filed.

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

Maryland. On April 28, 2006, the Maryland division filed a base rate application with the Maryland Public Service Commission (“Maryland PSC”) requesting an overall increase in base rates of approximately $1,137,000 annually, based on a proposed overall rate of return of 9.7 percent and a return on equity of 11.5 percent. The proposed increase, if approved, would represent an increase in total annual revenues of the Maryland division of approximately 6 percent. The Company cannot predict the outcome of this application; however, a final decision by the Maryland PSC is expected during the third or fourth quarter of 2006.

On December 8, 2005, the Maryland Public Service Commission (“Maryland PSC”) held an evidentiary hearing to determine the reasonableness of the Maryland division’s four quarterly gas cost recovery filings during the twelve months ended September 30, 2005. On January 12, 2006, the Hearing Examiner issued proposed findings approving the quarterly gas cost recovery rates as filed by the Maryland division, permitting complete recovery of its purchased gas costs for the period under review. No appeals or written exceptions to the proposed findings were made and a final order approving the quarterly gas cost recovery rates as filed was issued by the Maryland PSC on February 14, 2006.

Florida. On May 16, 2005, the Florida division filed a request with the Florida Public Service Commission (“Florida PSC”) for approval of a Special Contract with the Department of Management Services, an agency of the State of Florida, for service to the Washington Correction Institution (“WCI”). The Florida PSC approved the Company’s request on July 19, 2005, and service to the existing WCI facility began in February 2006. WCI is located in Washington County in the Florida panhandle and is the thirteenth county served by the Company’s Florida division.

On September 2, 2005, the Florida division filed a petition for a Declaratory Statement with the Florida PSC for a determination that Peninsula Pipeline Company, Inc. (“PPC”), a wholly owned subsidiary of the Company, qualifies as a natural gas transmission company under the Natural Gas Transmission Pipeline Intrastate Regulatory Act. The Florida PSC approved this Petition at its December 20, 2005 agenda conference, and a final order was issued on January 9, 2006. This determination that PPC qualifies as a natural gas transmission company provides opportunities for investment by PPC to deliver natural gas transmission service to industrial customers in Florida by an intra-state pipeline.

Competition
The Company’s natural gas operations compete with other forms of energy including electricity, oil and propane. The principal competitive factors are price and, to a lesser extent, accessibility. The Company’s natural gas distribution operations have several large-volume industrial customers that have the capacity to use fuel oil as an alternative to natural gas. When oil prices decline, these interruptible customers convert to oil to satisfy their fuel requirements. Lower levels in interruptible sales occur when oil prices are lower relative to the price of natural gas. Oil prices, as well as the prices of electricity and other fuels are subject to fluctuation for a variety of reasons; therefore, future competitive conditions are not predictable. To address this uncertainty, the Company uses flexible pricing arrangements on both the supply and sales sides of its business to maximize sales volumes. As a result of the transmission business’ conversion to open access, this business has shifted from providing competitive sales service to providing transportation and contract storage services.

The Company’s natural gas distribution operations located in Delaware, Maryland and Florida offer transportation services to certain industrial customers. The Florida operation extended transportation service to commercial customers in 2001 and to residential customers in 2002. With transportation service available on the Company’s distribution systems, the Company is competing with third party suppliers to sell gas to certain customers. As it relates to transportation services, the Company’s competitors include interstate transmission companies that are in close proximity to the Company’s pipeline. The customers at risk are usually large-volume commercial and industrial customers with the financial resources and capability to bypass the Company’s distribution operations. In certain situations, the Company’s distribution operations may adjust services and rates for these customers to retain their business. The Company expects to continue to expand the availability of transportation service to additional classes of distribution customers in the future. The Company operates a natural gas marketing operation in Florida to compete for customers eligible for transportation services.

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

Recent Pronouncements
In December 2004, the FASB released a revision (“Share-Based Payment”) to SFAS No. 123 “Accounting for Stock-Based Compensation,” referred to as SFAS No. 123R. In April 2005, the SEC approved a new rule that delayed the effective date for SFAS No. 123R until the first annual period beginning after June 15, 2005. This Statement establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer’s stock. Examples are stock purchase plans, stock options, restricted stock and stock appreciation rights. The Company’s adoption of this pronouncement did not have a material impact on the financial statements.

Inflation
Inflation affects the cost of supply, labor, products and services required for operations, maintenance and capital improvements. While the impact of inflation has remained low in recent years, natural gas and propane prices are subject to rapid fluctuations. Fluctuations in natural gas prices are passed on to customers through the gas cost recovery mechanism in the Company’s tariffs. To help cope with the effects of inflation on its capital investments and returns, the Company seeks rate relief from regulatory commissions for regulated operations while monitoring the returns of its unregulated business operations. To compensate for fluctuations in propane gas prices, the Company adjusts its propane selling prices to the extent allowed by the market.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the potential loss arising from adverse changes in market rates and prices. Long-term debt is subject to potential losses based on the change in interest rates. The Company’s long-term debt consists of first mortgage bonds, fixed rate senior notes and convertible debentures. All of the Company’s long-term debt is fixed-rate debt and was not entered into for trading purposes. The carrying value of long-term debt, including current maturities, was $62.8 million at March 31, 2006, as compared to a fair value of $65.6 million, based mainly on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The Company evaluates whether to refinance existing debt or permanently refinance existing short-term borrowing in part on the fluctuation in interest rates.

The Company’s propane distribution business is exposed to market risk as a result of propane storage activities and entering into fixed price contracts for supply. The Company can store up to approximately four million gallons (including leased storage and rail cars) of propane during the winter season to meet its customers’ peak requirements and to serve metered customers. Decreases in the wholesale price of propane may cause the value of stored propane to decline. To mitigate the impact of price fluctuations, the Company has adopted a Risk Management Policy that allows the propane distribution operation to enter into fair value hedges of its inventory. At of March 31, 2006 management reviewed the Company’s storage position and several hedging strategies and elected not to hedge any of its inventories.

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

The forward and futures contracts are entered into for trading and wholesale marketing purposes. The propane wholesale marketing business is subject to commodity price risk on its open positions to the extent that market prices for NGL deviate from fixed contract settlement prices. Market risk associated with the trading of futures and forward contracts are monitored daily for compliance with the Company’s Risk Management Policy, which includes volumetric limits for open positions. To manage exposures to changing market prices, open positions are marked up or down to market prices and reviewed by oversight officials on a daily basis. Additionally, the Risk Management Committee reviews periodic reports on market and the credit risk of counter-parties, approves any exceptions to the Risk Management Policy (within limits established by the Board of Directors) and authorizes the use of any new types of contracts. Quantitative information on forward and futures contracts at March 31, 2006 is presented in the following table.

At March 31, 2006	Quantity in gallons	Estimated Market Prices	Weighted Average Contract Prices
Forward Contracts
Sale	6,178,200	$0.9650 — $0.9950	$0.9350
Purchase	6,304,200	$0.9600 — $0.9713	$0.9275

Estimated market prices and weighted average contract prices are in dollars per gallon.
All contracts expire in 2006.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and Chief Financial Officer of the Company, with the participation of other Company officials, have evaluated the Company’s “disclosure controls and procedures” (as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2006. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2006, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors
None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2006 through January 31, 2006 (1)	341	$31.32	0	0
February 1, 2006 through February 28, 2006	0	$0.00	0	0
March 1, 2006 through March 31, 2006	0	$0.00	0	0
Total	341	$31.32	0	0

(1) Chesapeake purchased shares of stock on the open market to add to shares held in a Rabbi Trust to adjust the balance to the contractual value. 341 shares were purchased through executive dividend deferrals.

(2) Chesapeake has no publicly announced plans or programs to repurchase its shares.

Item 3. Defaults upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
None

Item 5. Other Information
None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:
•	Exhibit 31.1 — Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated May 10, 2006.
•	Exhibit 31.2 — Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated May 10, 2006.
•	Exhibit 32.1 — Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350, dated May 10, 2006
•	Exhibit 32.2 — Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350, dated May 10, 2006.
(b)	Reports on Form 8-K:
•	March 11, 2006, Other Event (Item 8.01).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chesapeake Utilities Corporation

/s/ Michael P. McMasters
Michael P. McMasters
Senior Vice President and Chief Financial Officer

Date: May 10, 2006