Form 10-Q
period 2006-06-30
CHESAPEAKE UTILITIES CORP
filed 2006-08-09
CIK 19745

United States
Securities and Exchange Commission
Washington, D.C. 20549
_______________________________
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

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

Common Stock, par value $0.4867 — 5,971,275 shares outstanding as of July 31, 2006.

This page intentionally left blank.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Chesapeake Utilities Corporation and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

For the Three Months Ended June 30,	2006	2005
Operating Revenues	$44,303,752	$42,220,377

Operating Expenses
Cost of sales, excluding costs below	28,505,528	26,922,487
Operations	8,851,831	9,422,034
Maintenance	583,638	488,659
Depreciation and amortization	2,037,003	1,911,120
Other taxes	1,120,384	1,151,132
Total operating expenses	41,098,384	39,895,432
Operating Income	3,205,368	2,324,945
Other income net of other expenses	63,715	228,481
Interest charges	1,501,352	1,273,166
Income Before Income Taxes	1,767,731	1,280,260
Income taxes	635,222	484,336
Net Income	$1,132,509	$795,924

Earnings Per Share of Common Stock:
Basic	$0.19	$0.14
Diluted	$0.19	$0.14
Basic weighted average shares outstanding	5,952,074	5,823,043
Diluted weighted average shares outstanding	5,963,596	5,834,548

Cash Dividends Declared Per Share of Common Stock:	$0.290	$0.285

The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

For the Six Months Ended June 30,	2006	2005
Operating Revenues	$135,254,425	$120,065,625

Operating Expenses
Cost of sales, excluding costs below	94,430,289	79,495,162
Operations	18,453,112	19,509,803
Maintenance	1,027,607	818,234
Depreciation and amortization	4,014,350	3,812,091
Other taxes	2,686,471	2,601,047
Total operating expenses	120,611,829	106,236,337
Operating Income	14,642,596	13,829,288
Other income net of other expenses	142,299	310,861
Interest charges	2,994,689	2,550,944
Income Before Income Taxes	11,790,206	11,589,205
Income taxes	4,561,281	4,560,485
Net Income	$7,228,925	$7,028,720

Earnings Per Share of Common Stock:
Basic	$1.22	$1.21
Diluted	$1.20	$1.19
Basic weighted average shares outstanding	5,930,872	5,808,515
Diluted weighted average shares outstanding	6,070,191	5,970,223

Cash Dividends Declared Per Share of Common Stock:	$0.575	$0.565

The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30,	2006	2005
Operating Activities
Net Income	$7,228,925	$7,028,720
Adjustments to reconcile net income to net operating cash:
Depreciation and amortization	4,014,350	3,812,091
Depreciation and accretion included in other costs	1,503,982	1,327,778
Deferred income taxes, net	(2,594,607)	(1,468,724)
Unrealized loss on commodity contracts	(99,715)	(205,891)
Unrealized gain (loss) on investments	(56,628)	4,964
Employee benefits and compensation	865,693	871,595
Other, net	(1,806)	841
Changes in assets and liabilities:
Sale (purchase) of investments	(66,146)	(1,200,019)
Accounts receivable and accrued revenue	20,855,446	14,640,804
Propane inventory, storage gas and other inventory	2,947,555	1,341,440
Regulatory assets	3,826,484	1,403,048
Prepaid expenses and other current assets	(145,409)	(440,294)
Other deferred charges	28,383	(45,602)
Long-term receivables	87,643	111,683
Accounts payable and other accrued liabilities	(21,453,582)	(10,904,950)
Income taxes receivable	5,346,331	2,999,588
Accrued interest	54,092	1,111,847
Customer deposits and refunds	(468,019)	(1,161,802)
Accrued compensation	(1,521,300)	51,480
Regulatory liabilities	2,110,253	2,217,930
Environmental and other liabilities	(68,757)	177,151
Net cash provided by operating activities	22,393,168	21,673,678

Investing Activities
Property, plant and equipment expenditures	(16,247,088)	(10,778,644)
Environmental recoveries	1,620	168,983
Net cash used by investing activities	(16,245,468)	(10,609,661)

Financing Activities
Common stock dividends	(2,945,899)	(2,887,983)
Issuance of stock for Dividend Reinvestment Plan	176,104	138,592
Change in cash overdrafts due to outstanding checks	1,268,914	(301,758)
Net repayment under line of credit agreements	(3,747,750)	(4,700,000)
Repayment of long-term debt	(1,020,454)	(1,005,197)
Net cash used by financing activities	(6,269,085)	(8,756,346)

Net Increase (Decrease) in Cash and Cash Equivalents	(121,385)	2,307,671
Cash and Cash Equivalents — Beginning of Period	2,487,658	1,611,761
Cash and Cash Equivalents — End of Period	$2,366,273	$3,919,432

The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	For the Six Months Ended June 30, 2006	For the Twelve Months Ended December 31, 2005
Common Stock
Balance — beginning of period	$2,863,212	$2,812,538
Dividend Reinvestment Plan	9,475	20,038
Retirement Savings Plan	7,679	10,255
Conversion of debentures	4,628	11,004
Performance shares and options exercised	14,536	9,377
Balance — end of period	$2,899,530	$2,863,212

Additional Paid-in Capital
Balance — beginning of period	$39,619,849	$36,854,717
Dividend Reinvestment Plan	587,184	1,224,874
Retirement Savings Plan	478,462	682,829
Conversion of debentures	156,919	373,259
Performance shares and options exercised	886,548	484,170
Balance — end of period	$41,728,962	$39,619,849

Retained Earnings
Balance — beginning of period	$42,854,894	$39,015,087
Net income	7,228,925	10,467,614
Cash dividends declared	(3,417,795)	(6,627,807)
Balance — end of period	$46,666,024	$42,854,894

Accumulated Other Comprehensive Income
Balance — beginning of period	($578,151)	(527,246)
Minimum pension liability adjustment, net of tax	-	(50,905)
Balance — end of period	($578,151)	($578,151)

Deferred Compensation Obligation
Balance — beginning of period	$794,535	$816,044
New deferrals	296,427	130,426
Payout of deferred compensation	-	(151,935)
Balance — end of period	$1,090,962	$794,535

Treasury Stock
Balance — beginning of period	($797,156)	($1,008,696)
New deferrals related to compensation obligation	(296,427)	(130,426)
Purchase of treasury stock (1)	(24,018)	(182,292)
Sale and distribution of treasury stock (2)	24,178	524,258
Balance — end of period	($1,093,423)	($797,156)

Total Stockholders’ Equity	$90,713,904	$84,757,183

(1) Amount includes shares purchased in the open market for the Company’s Rabbi Trust to secure its obligations under the Company’s Supplemental Executive Retirement Savings Plan (“SERP plan”).
(2) Amount includes shares issued to the Company’s Rabbi Trust as obligation under the SERP plan.

The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Six Months Ended June 30, 2006	For the Twelve Months Ended December 31, 2005
Net income	$7,228,925	$10,467,614
Minimum pension liability adjustment, net of tax benefit of $33,615	-	(50,905)
Comprehensive Income	$7,228,925	$10,416,709

The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

Assets	June 30, 2006	December 31, 2005
Property, Plant and Equipment
Natural gas distribution and transmission	$234,440,734	$220,685,461
Propane	42,865,530	41,563,810
Advanced information services	945,125	1,221,177
Other plant	9,088,643	9,275,729
Total property, plant and equipment	287,340,032	272,746,177
Less: Accumulated depreciation and amortization	(82,171,712)	(78,840,413)
Plus: Construction work in progress	8,000,861	7,598,531
Net property, plant and equipment	213,169,181	201,504,295

Investments	1,808,409	1,685,635

Current Assets
Cash and cash equivalents	2,366,273	2,487,658
Accounts receivable (less allowance for uncollectible accounts of $815,988 and $861,378, respectively)	36,477,308	54,284,011
Accrued revenue	1,667,640	4,716,383
Propane inventory, at average cost	5,442,377	6,332,956
Other inventory, at average cost	1,534,245	1,538,936
Regulatory assets	591,131	4,434,828
Storage gas prepayments	6,575,894	8,628,179
Income taxes receivable	-	2,725,840
Deferred income taxes	1,287,128	-
Prepaid expenses	2,161,298	2,021,164
Other current assets	1,522,296	1,596,797
Total current assets	59,625,590	88,766,752

Deferred Charges and Other Assets
Goodwill	674,451	674,451
Other intangible assets, net	198,781	205,683
Long-term receivables	873,791	961,434
Other regulatory assets	1,157,637	1,178,232
Other deferred charges	949,408	1,003,393
Total deferred charges and other assets	3,854,068	4,023,193

Total Assets	$278,457,248	$295,979,875

The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

Capitalization and Liabilities	June 30, 2006	December 31, 2005
Capitalization
Stockholders' equity
Common Stock, par value $0.4867 per share (authorized 12,000,000 shares) (1)	$2,899,530	$2,863,212
Additional paid-in capital	41,728,962	39,619,849
Retained earnings	46,666,024	42,854,894
Accumulated other comprehensive income	(578,151)	(578,151)
Deferred compensation obligation	1,090,962	794,535
Treasury stock	(1,093,423)	(797,156)
Total stockholders' equity	90,713,904	84,757,183

Long-term debt, net of current maturities	57,808,363	58,990,363
Total capitalization	148,522,267	143,747,546

Current Liabilities
Current portion of long-term debt	4,929,091	4,929,091
Short-term borrowing	33,003,405	35,482,241
Accounts payable	23,787,216	45,645,228
Customer deposits and refunds	4,672,980	5,140,999
Accrued interest	612,813	558,719
Dividends payable	1,727,738	1,676,398
Income taxes payable	2,620,491	-
Deferred income taxes	-	1,150,828
Accrued compensation	1,732,247	3,793,244
Regulatory liabilities	2,992,458	550,546
Other accrued liabilities	3,784,994	3,560,055
Total current liabilities	79,863,433	102,487,349

Deferred Credits and Other Liabilities
Deferred income taxes	24,091,974	24,248,624
Deferred investment tax credits	339,677	367,085
Other regulatory liabilities	1,714,891	2,008,779
Environmental liabilities	278,543	352,504
Accrued pension costs	3,117,887	3,099,882
Accrued asset removal cost	17,656,495	16,727,268
Other liabilities	2,872,081	2,940,838
Total deferred credits and other liabilities	50,071,548	49,744,980

Commitments and Contingencies (Note 4)

Total Capitalization and Liabilities	$278,457,248	$295,979,875

(1) Shares issued were 5,957,719 and 5,883,099 for 2006 and 2005, respectively.
Shares outstanding were 5,957,627 and 5,883,002 for 2006 and 2005, respectively.

The accompanying notes are an integral part of these financial statements.

Notes to the Condensed Consolidated Financial Statements

1.	Basis of Presentation
References in this document to “the Company,” “Chesapeake,” “we,” “us” and “our” are intended to mean Chesapeake Utilities Corporation and its subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in compliance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and United States of America Generally Accepted Accounting Principles (“GAAP”). In accordance with these rules and regulations, certain information and disclosures normally required for audited financial statements has been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 7, 2006. In the opinion of management, these statements reflect normal recurring adjustments that are necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods presented.

2.	Comprehensive Income (Loss)
Comprehensive income contains items that are excluded from “net income (loss)” and recorded directly to stockholders’ equity. Chesapeake did not have any adjustments to the components of comprehensive income that are required to be reported by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” for the second quarters of 2006 and 2005. Accumulated other comprehensive income was ($578,151) at June 30, 2006 and December 31, 2005 and ($527,246) at June 30, 2005 and December 31, 2004.

3.	Calculation of Earnings Per Share (“EPS”)

	Three Months Ended		Six Months Ended
For the Periods Ended June 30,	2006	2005	2006	2005
Calculation of Basic Earnings Per Share:
Net Income	$1,132,509	$795,924	$7,228,925	$7,028,720
Weighted average shares outstanding	5,952,074	5,823,043	5,930,872	5,808,515
Basic Earnings Per Share	$0.19	$0.14	$1.22	$1.21

Calculation of Diluted Earnings Per Share:
Reconciliation of Numerator:
Net Income before cumulative effect of change — Basic	$1,132,509	$795,924	$7,228,925	$7,028,720
Effect of 8.25% Convertible debentures (1)	-	-	54,048	64,043
Adjusted numerator — Diluted	$1,132,509	$795,924	$7,282,973	$7,092,763

Reconciliation of Denominator:
Weighted shares outstanding — Basic	5,952,074	5,823,043	5,930,872	5,808,515
Effect of dilutive securities (1)
Stock options	-	581	-	533
Warrants	11,522	10,924	12,016	10,306
8.25% Convertible debentures	-	-	127,303	150,869
Adjusted denominator — Diluted	5,963,596	5,834,548	6,070,191	5,970,223

Diluted Earnings per Share	$0.19	$0.14	$1.20	$1.19

(1) The amount of interest accumulated, per common share, for the three-month periods ended June 30, 2006 and 2005, obtainable from the 8.25% Convertible Debentures exceeds Basic EPS. The inclusion of these securities would therefore have an anti-dilutive effect on EPS for the three-month periods presented and, accordingly, have been omitted from this calculation for the quarter. The Company did not have any outstanding stock options at June 30, 2006.

4.	Commitments and Contingencies
Environmental Matters

Chesapeake is subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require the Company to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites.

In 2004, Chesapeake received a Certificate of Completion for the remedial work performed at a former gas manufacturing plant site located in Dover, Delaware. Chesapeake is also currently participating in the investigation, assessment or remediation of two additional former gas manufacturing plant sites located in Maryland and Florida. The Company has accrued liabilities for the three sites referred to respectively as the Dover Gas Light, Salisbury Town Gas Light and the Winter Haven Coal Gas sites. The Company has been in discussions with the Maryland Department of the Environment (“MDE”) regarding a fourth former gas manufacturing plant site located in Cambridge, Maryland. The following provides details of each site.

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

The Company has reviewed its remediation costs incurred to date for the Dover Gas Light site and has concluded that all costs incurred have been paid. The Company does not expect any future environmental expenditures for this site. Through June 30, 2006, the Company has incurred approximately $9.7 million in costs related to environmental testing and remedial action studies at the site. Approximately $9.9 million has been recovered through June 2006 from other parties or through rates. As of June 30, 2006, a regulatory liability of approximately $274,000, representing the over-recovery portion of the clean-up costs, has been recorded. The over-recovery is temporary and will be refunded by the Company to customers in future rates.

Salisbury Town Gas Light Site
In cooperation with the MDE, the Company has completed remediation of the Salisbury Town Gas Light site, located in Salisbury, Maryland, where it was determined that a former manufactured gas plant had caused localized ground-water contamination. During 1996, the Company completed construction and began Air Sparging and Soil-Vapor Extraction (“AS/SVE”) remediation procedures. Chesapeake has been reporting the remediation and monitoring results to the MDE on an ongoing basis since 1996. In February 2002, the MDE granted permission to permanently decommission the AS/SVE system and to discontinue all on-site and off-site well monitoring, except for one well that is being maintained for continued product monitoring and recovery. In November 2002, Chesapeake submitted a letter to the MDE requesting a No Further Action determination. The Company has been in discussions with the MDE regarding such request and is awaiting a determination from the MDE.

Through June 30, 2006, the Company has incurred approximately $2.9 million for remedial actions and environmental studies at the Salisbury Town Gas Light site. Of this amount, approximately $1.8 million has been recovered through insurance proceeds or in rates. The Company expects to recover the remaining costs through rates.

Winter Haven Coal Gas Site
The Winter Haven Coal Gas site is located in Winter Haven, Florida. Chesapeake has been working with the Florida Department of Environmental Protection (“FDEP”) in assessing this coal gas site. In May 1996, the Company filed an AS/SVE Pilot Study Work Plan (the “Work Plan”) for the Winter Haven site with the FDEP. The Work Plan described the Company’s proposal to undertake an AS/SVE pilot study to evaluate the site. After discussions with the FDEP, the Company filed a modified Work Plan, the description of the scope of work to complete the site assessment activities and a report describing a limited sediment investigation performed in 1997. In December 1998, the FDEP approved the modified Work Plan, which the Company completed during the third quarter of 1999. In February 2001, the Company filed a Remedial Action Plan (“RAP”) with the FDEP to address the contamination of the subsurface soil and ground-water in a portion of the site. The FDEP approved the RAP on May 4, 2001. Construction of the AS/SVE system was completed in the fourth quarter of 2002 and the system is fully operational.

The Company has accrued a liability of $279,000 as of June 30, 2006 for the Winter Haven site. Through June 30, 2006, the Company has incurred approximately $1.5 million of environmental costs associated with this site. At June 30, 2006, the Company had collected $121,000 through rates in excess of costs incurred. A regulatory asset of approximately $157,000, representing the uncollected portion of the estimated clean-up costs, has also been recorded. The Company expects to recover the remaining costs through rates.

The FDEP has indicated that the Company may be required to remediate sediments along the shoreline of Lake Shipp, immediately west of the Winter Haven site. Based on studies performed to date, the Company objects to the FDEP’s suggestion that the sediments have been contaminated and will require remediation. Early estimates by the Company’s environmental consultant indicate that some of the corrective measures discussed by the FDEP may cost as much as $1 million. Given the Company’s view as to the absence of ecological effects, the Company believes that cost expenditures of this magnitude are unwarranted and plans to oppose any requirements that it undertake corrective measures in the offshore sediments. Chesapeake anticipates that it will be several years before this issue is resolved. At this time, the Company has not recorded a liability for sediment remediation. The outcome of this matter cannot be predicted at this time.

Other
The Company is in discussions with the MDE regarding a gas manufacturing plant site located in Cambridge, Maryland. The outcome of this matter cannot be determined at this time; therefore, the Company has not recorded an environmental liability for this location.

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

Corporate Guarantees
The Company has issued corporate guarantees to certain vendors of its propane wholesale marketing subsidiary and its Florida natural gas marketing subsidiary. These corporate guarantees provide for the payment of propane and natural gas purchases in the event of the subsidiaries’ default. The liabilities for these purchases are recorded in the Consolidated Financial Statements. The aggregate amount guaranteed at June 30, 2006, totaled $14.9 million, with the guarantees expiring on various dates in 2006 and 2007.

In addition to the corporate guarantees, the Company has issued a letter of credit to its primary insurance company for $775,000, which expires on May 31, 2007. The letter of credit is provided as security for claims amounts to satisfy the deductibles on the Company’s policies. The current letter of credit was renewed during the second quarter of 2006 when the insurance policies were renewed.

Application of SFAS No. 71
Certain assets and liabilities of the Company are accounted for in accordance with SFAS No. 71–“Accounting for the Effects of Certain Types of Regulation.” SFAS No. 71 provides guidance for public utilities and other regulated operations where the rates (prices) charged to customers are subject to regulatory review and approval. Regulators sometimes include allowable costs in a period other than the period in which the costs would be charged to expense by an unregulated enterprise. That procedure can create assets, reduce assets, or create liabilities for the regulated enterprise. For financial reporting, an incurred cost for which a regulator permits recovery in a future period is accounted for like an incurred cost that is reimbursable under a cost-reimbursement type contract. The Company believes that all regulatory assets as of June 30, 2006 are probable of recovery through rates. If the Company were required to terminate the application of SFAS No. 71 to its regulated operations, all such deferred amounts would be recognized in the income statement at that time. This would result in a charge to earnings, net of applicable income taxes that could be material.

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

5.	Recent Authoritative Pronouncements on Financial Reporting and Accounting
In December 2004, the FASB released a revision (“Share-Based Payment”) to SFAS No. 123 “Accounting for Stock-Based Compensation,” referred to as SFAS No. 123R. In April 2005, the SEC approved a new rule that delayed the effective date for SFAS No. 123R until the first annual period beginning after June 15, 2005. SFAS 123R establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer’s stock. Examples are stock purchase plans, stock options, restricted stock and stock appreciation rights. The impact of the Company’s adoption of this pronouncement is disclosed in Note 9 to the financial statements entitled “Share Based Compensation.”

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is continuing to evaluate the impact of this new standard and its impact, if any, on the Company’s financial statements.

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

	Three Months Ended		Six Months Ended
For the Periods Ended June 30,	2006	2005	2006	2005
Operating Revenues, Unaffiliated Customers
Natural gas	$33,327,846	$31,795,714	$100,906,504	$86,250,524
Propane	7,937,378	7,294,710	28,488,315	27,485,820
Advanced information services	3,038,015	3,028,527	5,858,581	6,189,885
Other	513	101,426	1,025	139,396
Total operating revenues, unaffiliated customers	$44,303,752	$42,220,377	$135,254,425	$120,065,625

Intersegment Revenues (1)
Natural gas	$58,769	$39,140	$117,717	$84,017
Propane	-	33	-	668
Advanced information services	16,875	1,881	21,513	10,809
Other	154,623	154,623	309,246	309,246
Total intersegment revenues	$230,267	$195,677	$448,476	$404,740

Operating Income
Natural gas	$3,500,628	$3,193,851	$11,495,833	$10,986,237
Propane	(441,632)	(762,685)	2,992,101	3,239,163
Advanced information services	172,061	(30,729)	188,371	(263,590)
Other and eliminations	(25,689)	(75,492)	(33,709)	(132,522)
Total operating income	$3,205,368	$2,324,945	$14,642,596	$13,829,288
(1) All significant intersegment revenues are billed at market rates and have been eliminated from consolidated revenues.

	June 30, 2006	December 31, 2005
Identifiable Assets
Natural gas	$211,401,275	$225,667,049
Propane	54,703,261	57,344,859
Advanced information services	2,529,864	2,062,902
Other	9,822,848	10,905,065
Total identifiable assets	$278,457,248	$295,979,875

The Company’s operations are all domestic. The advanced information services segment has infrequent transactions with foreign companies, located primarily in Canada, which are denominated and paid in U.S. dollars. These transactions are immaterial to the consolidated revenues.

7.	Employee Benefit Plans
Net periodic benefit costs for the defined benefit pension plan, the executive excess retirement benefit plan and other post-retirement benefits are shown below:

	Defined Benefit Pension Plan		Executive Excess Retirement Benefit Plan		Other Post-Retirement Benefits
For the Three Months Ended June 30,	2006	2005	2006	2005	2006	2005
Service cost	$0	$0	$0	$0	$1,565	$1,565
Interest cost	156,726	161,435	29,897	29,914	19,468	19,468
Expected return on plan assets	(171,075)	(175,822)	-	-	-	-
Amortization of transition amount	-	-	-	-	6,965	6,965
Amortization of prior service cost	(1,175)	(1,175)	-	-	-	-
Amortization of net loss (gain)	-	-	14,260	12,330	22,073	22,073
Net periodic (benefit) cost	($15,524)	($15,562)	$44,157	$42,244	$50,071	$50,071

	Defined Benefit Pension Plan		Executive Excess Retirement Benefit Plan		Other Post-Retirement Benefits
For the Six Months Ended June 30,	2006	2005	2006	2005	2006	2005
Service cost	$0	$0	$0	$0	$3,129	$3,129
Interest cost	313,452	322,870	59,794	59,829	38,936	38,936
Expected return on plan assets	(342,151)	(351,643)	-	-	-	-
Amortization of transition amount	-	-	-	-	13,930	13,930
Amortization of prior service cost	(2,350)	(2,350)	-	-	-	-
Amortization of net loss (gain)	-	-	28,520	24,660	44,146	44,146
Net periodic (benefit) cost	($31,049)	($31,123)	$88,314	$84,489	$100,141	$100,141

As disclosed in the December 31, 2005 financial statements, no contributions are expected to be required in 2006 for the defined benefit pension plan. The Company maintains a Rabbi Trust to cover the costs of the executive excess retirement benefit plan; however, the other post-retirement benefit plans are unfunded. Cash benefits paid under the executive excess retirement benefit plan for the first six months of 2006 were $51,000, and for the year 2006, benefits paid are expected to be $100,000. Net benefits paid for other post-retirement benefits are primarily for medical claims and were $96,000 for the first six months of 2006. For the year 2006, the Company’s actuary has estimated that the benefits to be paid are $215,000.

8.	Investments
The Company maintains investments in Rabbi Trusts to cover the cost of the Company’s Supplemental Executive Retirement Savings Plan. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and based on the Company’s intentions regarding these instruments, the Company classifies all investments in equity securities as trading securities. As a result of classifying them as trading securities, the Company is required to report the securities at their fair value, with any unrealized gains and losses included in earnings. At the end of June 2006, total investments had a fair value of $1.8 million.

9.	Share-Based Compensation
Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Commencing January 1, 2006, the Company elected to adopt the modified prospective method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value of expensing stock-based compensation. For the three months ended June 30, 2006 and 2005, included in net income are expense amounts of $160,000 and $137,000, after-tax, respectively, related to stock-based compensation expense from restricted stock awards issued under the Company’s Director’s Stock Compensation and Performance Incentive Plans. For the first six months of 2006 and 2005, included in net income are expense amounts of $264,000 and $259,000, after-tax, respectively, related to stock-based compensation expense from restricted stock awards issued under the Company’s Director’s Stock Compensation and Performance Incentive Plans.

Stock Options
The Company did not have any stock options outstanding at June 30, 2006 or December 31, 2005, nor were any stock options issued during the six months ended June 30, 2006.

Director’s Stock Compensation Plan
Under the Company’s Director’s Stock Compensation Plan (“DSCP”), each non-employee director receives an annual retainer of 600 shares of common stock and an additional 150 shares of common stock for services as a committee chairman, subject to adjustment in future years consistent with the terms of the DSCP. Shares issued under the DSCP are fully vested as of the date of the grant. At the date of grant, the Company records a prepaid expense equal to the fair value of the shares issued and amortizes the expense equally over the service period of one year. Compensation expense recorded by the Company relating to the DSCP awards was $41,000 and $35,000 for the three-month periods ended June 30, 2006 and 2005, respectively, and $77,000 and $68,000 for the first six months of 2006 and 2005, respectively.

A summary of restricted stock activity for the DSCP as of June 30, 2006, and changes during the six months then ended, is presented below:
	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding — December 31, 2005	-
Issued — May 2, 2006	5,850	$30.02
Vested	5,850
Outstanding — June 30, 2006	-

Performance Incentive Plans
The Company’s Compensation Committee of the Board of Directors is authorized to grant to key employees of the Company the rights to receive awards of shares of the Company’s common stock, contingent upon the achievement of established performance goals. These awards are made pursuant to the Company’s Performance Incentive Plan (“PIP”), subject to certain post-vesting transfer restrictions, and are granted in the first quarter of each year based upon the performance achieved in the previous fiscal year. In the first quarters of 2006 and 2005, the Company granted 23,666 and 10,130 shares, respectively, to key employees as PIP stock awards for each of the preceding fiscal years.

The Company accrues an expense each month of the fiscal year, preceding the date of grant, representing an estimate of the value of the stock awards to be granted for the current fiscal year. This accrual process matches the compensation expense with the employees’ service period rather than recognizing the expense on the grant date, which occurs in the first quarter of the subsequent year. The shares granted under the PIP are fully vested and the fair value of each share is equal to the market price of the Company’s stock on the date of grant. Compensation expense recorded by the Company relating to the Performance Incentive Plan was $221,000 and $190,000 for the three-month periods ended June 30, 2006 and 2005, respectively, and $356,000 and $357,000 for the first six months of 2006 and 2005, respectively.

A summary of restricted stock activity for the PIP as of June 30, 2006, and changes during the six months then ended, is presented below:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding — December 31, 2005	-
Issued — February 23, 2006	23,666	$30.3999
Vested	(23,666)
Outstanding — June 30, 2006	-

10. Stockholders’ Equity
The changes in common stock shares issued and outstanding are shown below:
	For the Six Months Ended June 30, 2006	For the Twelve Months Ended December 31, 2005
Common Stock shares issued and outstanding (1)
Shares issued — beginning of period balance	5,883,099	5,778,976
Dividend Reinvestment Plan (2)	19,468	41,175
Retirement Savings Plan	15,777	21,071
Conversion of debentures	9,509	22,609
Employee award plan	350	-
Performance shares and options exercised (3)	29,516	19,268
Shares issued — end of period balance (4)	5,957,719	5,883,099

Treasury shares — beginning of period balance	(97)	(9,418)
Purchases	-	(4,852)
Dividend Reinvestment Plan	-	2,142
Retirement Savings Plan	-	12,031
Other issuances	5	-
Treasury Shares — end of period balance	(92)	(97)

Total Shares Outstanding	5,957,627	5,883,002

(1) 12,000,000 shares are authorized at a par value of $0.4867 per share.
(2) Includes shares purchased with reinvested dividends and optional cash payments.
(3) Includes shares issued for Directors’ compensation.
(4) Includes 47,270 and 37,528 shares at June 30, 2006 and December 31, 2005, respectively, held in a Rabbi Trust established by the Company relating to the Supplemental Executive Retirement Savings Plan.

11. Other Event
The Company’s propane distribution subsidiary, Sharp Energy, Inc. (“Sharp”), identified that approximately 75,000 gallons of propane that it purchased in the first half of March 2006 contained above-normal levels of petroleum byproducts. The supplier’s testing identified above-normal concentration levels of the petroleum byproduct benzene. Benzene, which may be found in trace amounts in propane, is used to make plastics, resins, nylon, synthetic fibers, detergents, lubricants, drugs, dyes and pesticides. It is also routinely found in crude oil and gasoline. The supplier has conducted modeling and testing of the propane in combustion situations and has stated that they have found no health or safety concerns.

Sharp replaced the propane for each of the approximately 600 customers impacted by this event at no cost to the customers. Sharp also replaced any remaining propane contained at its storage facilities. The propane that the Company retrieved from customers and Sharp’s storage facilities was returned to the supplier.

The supplier indicated that it would reimburse Sharp for all damages, costs and expenses incurred by Sharp or the Company in connection with this matter. As a result of the supplier’s commitment, Sharp invoiced the supplier $734,000 for costs relating to this incident through June 2006. The supplier paid $223,000 of this amount, with the remaining $511,000 listed on the Company’s Balance Sheet as an accounts receivable. The Company does not believe that the event will ultimately have a material adverse effect on the Company or its business, results of operations or long-term financial condition.

12. Subsequent Event
On June 27, 2006, the Company’s natural gas transmission operation, Eastern Shore Natural Gas (“Eastern Shore”), submitted a petition to the Federal Energy Regulatory Commission (“FERC”) requesting approval of an uncontested Settlement Agreement, to implement the rate-related Settlement Agreement to address the development costs of the proposed project to construct facilities to connect the Company’s pipeline facilities with Dominion Resources’ Cove Point facilities in Calvert County, Maryland.

As of June 30, 2006, the Company has incurred approximately $310,000 of pre-service costs related to this project. These costs are typically deferred pending approval from the FERC that amounts may be recovered via rates. On August 1, 2006, Eastern Shore received an order from the FERC approving the Company’s petition, and, accordingly, costs associated with the project have been deferred as a regulatory asset at June 30, 2006. Prior to the FERC's approval, the Company had recognized the related costs in the income statement in accordance with generally accepted accounting principles (“GAAP”). Please refer to the section labeled “Regulatory Matters” within Item 2 for a further discussion of the project.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of the financial statements with a narrative on the Company’s financial condition, results of operations and liquidity. The Company’s MD&A is presented in nine sections: Overview, Results of Operations, Liquidity and Capital Resources, Off-Balance Sheet Arrangements, Contractual Obligations, Environmental Matters, Other Matters, Competition, and Recent Accounting Pronouncements. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto and Chesapeake’s 2005 Annual Report on Form 10-K, including the audited consolidated financial statements and notes contained in the 2005 Annual Report on Form 10-K.

Overview
Chesapeake Utilities Corporation (the “Company” or “Chesapeake”) is a diversified utility company engaged in natural gas distribution, transmission and marketing, propane distribution and wholesale marketing, advanced information services and other related businesses. For additional information regarding segments, refer to Note 6, “Segment Information,” of the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

The Company’s strategy is to grow earnings from a stable utility foundation by investing in related businesses and services that provide opportunities for higher, unregulated returns. This growth strategy includes acquisitions and investments in unregulated businesses, as well as the continued investment and expansion of the Company’s utility operations that provide the stable base of earnings. The Company continually reevaluates its investments to ensure that they are consistent with its strategy and the goal of enhancing shareholder value. The Company’s unregulated businesses and services currently include natural gas marketing, propane distribution and wholesale marketing, advanced information services and other related businesses.

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

Results of Operations for the Three Months Ended June 30, 2006

Consolidated Overview
The Company’s net income for the second quarter ended June 30, 2006 increased $337,000, or 42 percent, compared to the same period in 2005. Net income for the second quarter of 2006 was $1.1 million, or $0.19 per share (diluted), an increase of $0.05 per share when compared to 2005. The Company’s net income increased during the second quarter, despite temperatures on the Delmarva Peninsula being 32 percent warmer in the second quarter of 2006 compared to the same period of 2005 and 24 percent warmer than normal. The warmer temperatures on the Delmarva Peninsula resulted in reduced volumes sold to our natural gas and propane distribution heating customers to heat their homes. The Company estimates that the warmer weather reduced net income by $422,000, or $0.07 per share, and reduced gross margin by $698,000 in the second quarter of 2006. The negative impact of the warmer weather was more than offset by the Company’s continued strong customer growth, improved results by the advanced information services segment and our continued cost containment measures.

For the Three Months Ended June 30,	2006	2005	Change
Operating Income
Natural Gas	$3,500,628	$3,193,851	$306,777
Propane	(441,632)	(762,685)	321,053
Advanced Information Services	172,061	(30,729)	202,790
Other & eliminations	(25,689)	(75,492)	49,803
Operating Income	3,205,368	2,324,945	880,423

Other Income	63,715	228,481	(164,766)
Interest Charges	1,501,352	1,273,166	228,186
Income Taxes	635,222	484,336	150,886
Net Income	$1,132,509	$795,924	$336,585
Diluted Earnings Per Share	$0.19	$0.14	$0.05

The following discussions for the three months ended June 30, 2006 of segment results include use of the terms “gross margin”. Gross margin is determined by deducting the cost of sales from operating revenue. Cost of sales includes the purchased gas cost for the natural gas and propane and the cost of labor spent on direct revenue-producing activities. Gross margin should not be considered an alternative to operating income or net income, which are determined in accordance with Generally Accepted Accounting Principles (“GAAP”). Chesapeake believes that gross margin, although a non-GAAP measure, is useful and meaningful to investors as a basis for making investment decisions. It provides investors with information that demonstrates the profitability achieved by the Company under its allowed rates for regulated operations and under its competitive pricing structure for unregulated segments. Chesapeake’s management uses gross margin in measuring its business units’ performance and has historically analyzed and reported gross margin information publicly. Other companies may calculate gross margin in a different manner.

Natural Gas
Operating income for the natural gas segment increased $307,000, or 10 percent, in the second quarter of 2006 when compared to the same period in 2005. The increase in operating income was primarily due to an increase in gross margin from strong customer growth and lower other operating expenses. Gross margin increased by $147,000, or 1 percent, while other operating expenses decreased $160,000, or 2 percent.

For the Three Months Ended June 30,	2006	2005	Change
Revenue	$33,386,615	$31,834,854	$1,551,761
Cost of gas	21,941,405	20,536,212	1,405,193
Gross margin	11,445,210	11,298,642	146,568

Operations & maintenance	5,563,477	5,830,545	(267,068)
Depreciation & amortization	1,565,995	1,431,179	134,816
Other taxes	815,110	843,067	(27,957)
Other operating expenses	7,944,582	8,104,791	(160,209)
Total Operating Income	$3,500,628	$3,193,851	$306,777

Statistical Data — Delmarva Peninsula
Heating degree-days (“HDD”)
Actual	388	572	(184)
10-year average (normal)	512	506	6

Estimated gross margin per HDD	$2,234	$1,800	$434

Per residential customer added:
Estimated gross margin	$372	$372	$0
Estimated other operating expenses	$106	$104	$2

Residential Customer Information
Average number of customers
Delmarva	40,037	37,130	2,907
Florida	12,511	11,661	850
Total	52,548	48,791	3,757

Gross margin for the Company’s natural gas segment increased $147,000 in the second quarter of 2006 compared to the same period in 2005. The gross margin for the Delmarva natural gas distribution operations was lower by $288,000 when compared to the same period in 2005, primarily due to warmer weather; however, this decline was more than offset by increased gross margin of $326,000 in the natural gas transmission operation.

•
The Delmarva distribution operations experienced a decrease of $288,000 in gross margin. Temperatures on the Delmarva Peninsula were 32 percent warmer during the three months ended June 30, 2006 compared to same period in 2005 and 24 percent warmer than normal. The Company estimates that the warmer temperatures resulted in a decrease in gross margin of approximately $377,000 and lower consumption by our customers decreased gross margin by $217,000, compared to 2005. These decreases were partially offset by residential customer growth in the Delmarva Peninsula area, which contributed approximately $257,000 to gross margin as the average number of customers residential increased by 8 percent.

•
The natural gas transmission operation achieved gross margin growth of $326,000, or 9 percent. The increase was attributed to additional transportation services initiated in November 2005. These additional contracts are expected to continue to contribute approximately $110,000 to gross margin for each month in 2006, or $1.3 million annually.

•
Gross margin for the Florida natural gas distribution and the unregulated natural gas marketing operations increased $50,000 and $58,000, respectively. The increases were attained primarily from continued growth, including a 7 percent increase in the average number of residential customers.

Other operating expenses for the natural gas operations decreased $160,000, or 2 percent, in the second quarter of 2006 compared to the same period in 2005. Items contributing to the increase include:

•
On August 1, 2006, the Company’s interstate pipeline subsidiary (Eastern Shore Natural Gas Company or “Eastern Shore”) received approval from the Federal Energy Regulatory Commission (“FERC”) to recover the pre-service costs associated with a future pipeline project through its rates with two of its customers. Please refer to Note 12 to the financial statements entitled “Subsequent Event” for additional details. As a result of the FERC’s recent approval, the Company deferred these costs by recording a regulatory asset. Of the $310,000 deferred as a regulatory asset, $226,000 was recorded as other operating expense in previous quarters.

•
Payroll costs decreased $70,000 primarily due to a decrease of $170,000 in accruals for incentive compensation to reflect the lower than expected earnings from the weather being warmer than normal. This decrease was partially offset by an increase in other payroll costs as the Company increased its staff to support continued customer growth.

•
Health care costs decreased by $118,000 for the natural gas segment during the second quarter of 2006. The Company changed health care service providers in November 2005 and has subsequently experienced lower cost of claims.

•	Due to the additional capital investments by the Company, depreciation and amortization expense, asset removal cost, and property taxes increased $135,000, $59,000, and $47,000, respectively.

Propane
The propane segment narrowed its operating loss by $321,000, or 42 percent in the second quarter of 2006 compared to the same period in 2005, despite temperatures being 32 percent warmer on the Delmarva Peninsula in the second quarter of 2006 compared to the same period of 2005 and 24 percent warmer than normal. The operating loss for the second quarter of 2006 was $442,000 compared to an operating loss of $763,000 for the same period in 2005.

For the Three Months Ended June 30,	2006	2005	Change
Revenue	$7,937,378	$7,294,743	$642,635
Cost of sales	4,781,819	4,454,279	327,540
Gross margin	3,155,559	2,840,464	315,095

Operations & maintenance	3,024,725	3,054,185	(29,460)
Depreciation & amortization	402,675	388,768	13,907
Other taxes	169,791	160,196	9,595
Other operating expenses	3,597,191	3,603,149	(5,958)
Total Operating Loss	($441,632)	($762,685)	$321,053

Statistical Data — Delmarva Peninsula
Heating degree-days (“HDD”)
Actual	388	572	(184)
10-year average (normal)	512	506	6

Estimated gross margin per HDD	$1,743	$1,691	$52

The Company’s propane segment experienced an increase of $315,000 in gross margin in the second quarter of 2006 compared to the same period in 2005, primarily from an increase of $132,000 for the Delmarva propane distribution operation and an increase of $221,000 for the propane wholesale and marketing operation.

•
During the second quarter of 2006, the Delmarva propane distribution operation experienced an increase in gross margin of $132,000. Volumes sold during the second quarter of 2006 decreased by 235,000 gallons, or 7 percent, compared to 2005. Temperatures on the Delmarva Peninsula were 32 percent warmer during the second quarter of 2006 compared to 2005 and 24 percent warmer than normal. The Company estimates that the warmer temperatures resulted in a decrease in gross margin of approximately $321,000 when compared to 2005. The weather impact was offset by a $368,000 increase in gross margin from an increase in the average gross margin per retail gallon of $0.12 in 2006 compared to 2005. The remaining $85,000 of gross margin growth is attributed to a combination of fuel surcharges and various fees.

•
Gross margin for the Company’s propane wholesale marketing operation increased by $221,000 in the second quarter of 2006 compared to the same period in 2005. The increase is primarily due to the increase in volatility of wholesale propane prices that occurred during the quarter.

•
A decrease in gross margin of $38,000 for the Florida propane distribution operation was offset by a decrease of $43,000 in other operating expenses. The lower gross margin reflects a decrease of in-house piping sales as the operation is exiting the house piping service. The increase in other operating expenses is attributed to lower payroll and health care costs.

Other operating expenses of the propane segment decreased for the three months ended June 30, 2006 by $6,000, compared to the same period in 2005. Other operating expenses for the Delmarva propane distribution operation decreased $11,000 for the quarter ended June 30, 2006 compared to the same period in 2005.

During the second quarter of 2006, the Company charged approximately $87,000 of fixed costs to accounts receivable in anticipation of recovery of these costs from one of our propane suppliers. The $87,000 represents costs we incurred in response to the supplier delivery of approximately 75,000 gallons of propane that contained above normal levels of petroleum by products. Please refer to Note 11, “Other Event,” for more information.

If these fixed costs were listed as expenses on the income statement, other operating expense for the Delmarva propane distribution operation would have increased by $76,000 in the second quarter, when compared to the second quarter of the prior year. These higher operating costs are primarily attributable to the operating costs for the Pennsylvania start-up located in Allentown, Pennsylvania, increased vehicle fuel costs in response to the rising price per gallon of gasoline, offset by a decrease in health care claims. The decrease in health care claims is attributed to the Company changing health insurance providers in November 2005.

Advanced Information Services
Operating income for the Company’s advanced information services business increased $203,000 for the three months ended June 30, 2006 compared to the same period in 2005. Operating income for the second quarter was $172,000 compared to an operating loss of $31,000 for the same period in 2005. Contributing to the operating loss in the second quarter of 2005 was an operating loss of $93,000 for the Lightweight Association Management Processing Systems (“LAMPS™”) product. LAMPS™ is an internet-based membership management software tool specifically developed for REALTOR® Associations, which provides real time integration with the National Association of REALTOR® Database System. The LAMPSTM product was sold to Fidelity National Information Solutions, Inc., a subsidiary of Fidelity National Financial, Inc. during the third quarter of 2005.

For the Three Months Ended June 30,	2006	2005	Change
Revenue	$3,054,890	$3,030,408	$24,482
Cost of sales	1,781,866	1,849,279	(67,413)
Gross margin	1,273,024	1,181,129	91,895

Operations & maintenance	958,234	1,059,584	(101,350)
Depreciation & amortization	28,276	28,834	(558)
Other taxes	114,453	123,440	(8,987)
Other operating expenses	1,100,963	1,211,858	(110,895)
Total Operating Income (Loss)	$172,061	($30,729)	$202,790

The Company’s advanced information services segment increased gross margin by approximately $92,000 to $1.3 million, compared to the same period in 2005. Revenues for the period increased $24,000 compared to 2005, due primarily to increases in consulting revenues for the Progress® group of $432,000. This increase was partially offset by decreases in consulting revenues from the eBusiness group of $361,000 and a decrease of $104,000 relating to the LAMPSTM product. The eBusiness group offers consulting, web-based services, and other products and services for companies. The Progress® group offers consulting and provides other products and services to companies that utilize Progress’ software application infrastructure.

Cost of sales for the three months ended June 30, 2006 decreased $67,000 compared to the same period in 2005, of which $106,000 was related to LAMPSTM. Cost of sales for the Progress® software group increased $130,000 in 2006 to reflect increased revenues, while the cost of sales for the eBusiness group decreased $85,000 in 2006 as a result of lower revenue.

Other operating expenses decreased $111,000 for the three months ended June 30, 2006 to $1.1 million, when compared to same period in 2005. The reduction in expenses primarily reflects expenses of $91,000 in the second quarter of 2005 associated with LAMPSTM.

Effective July 1, 2006, the Company changed the retirement savings plan (“401k”) for the employees of its advanced information services segment and implemented a profit sharing plan. The net effect of the change is to reduce the Company’s costs during those years when the segment is not meeting its earnings targets in exchange for higher compensation to the employees when the segment exceeds its targets.

Other Business Operations and Eliminations
Other operations consist primarily of subsidiaries that own real estate leased to other Company subsidiaries and the results of operations for OnSight Energy, LLC (“OnSight”). Eliminations are entries required to eliminate activities between business segments from the consolidated results. Other operations and eliminating entries resulted in an operating loss of $26,000 for the second quarter of 2006 compared to an operating loss of $75,000 for the same period in 2005. The losses in 2006 and 2005 are primarily attributed to the OnSight operation.

The Company formed OnSight in 2004 to provide distributed energy services. Distributed energy refers to a variety of small, modular power generating technologies that may be combined with heating and/or cooling systems. For the second quarter of 2006, OnSight had an operating loss of $98,000 compared to an operating loss of $122,000 for the same period in 2005.

For the Three Months Ended June 30,	2006	2005	Change
Revenue	$155,136	$256,049	($100,913)
Cost of sales	438	82,716	(82,278)
Gross margin	154,698	173,333	(18,635)

Operations & maintenance	119,301	162,058	(42,757)
Depreciation & amortization	40,827	70,378	(29,551)
Other taxes	21,029	24,429	(3,400)
Other operating expenses	181,157	256,865	(75,708)
Operating Loss - Other	(26,459)	(83,532)	57,073
Operating Income - Eliminations	770	8,040	(7,270)
Total Operating Loss	($25,689)	($75,492)	$49,803

Interest Expense
Interest expense for the second quarter of 2006 increased approximately $228,000, or 18 percent, versus the same period in 2005. The higher interest expense is attributed to the following:

•
The Company’s outstanding short-term borrowing balance was $33.0 million at June 30, 2006 compared to no outstanding balance at June 30, 2005. The increased borrowing, resulting in higher interest expense, is related to the Company’s capital investments made in 2005 and higher working capital due to the rising costs of natural gas and propane.

•	The average interest rate on short-term borrowing increased from 3.78% in the second quarter of 2005, to 5.46% for the same period in 2006.

•
The increase in interest expense on short-term borrowing was partially offset by a decrease in interest expense on long-term debt. The Company’s average long-term debt balance declined from $68.1 million in the second quarter of 2005 to $62.8 million for the second quarter of 2006, which lowered interest expense for the period by $99,000.

Income Taxes
Income tax expense for the three months ended June 30, 2006 and June 30, 2005 was $635,000 and $484,000, respectively. The effective tax rate for the second quarter of 2006 is 35.9 percent compared to an effective tax rate of 37.8 percent for the same period in 2005. The seasonality of the Company’s business segments will have an impact on the effective tax rate on interim reporting periods.

Results of Operations for the Six Months Ended June 30, 2006

Consolidated Overview
Net income for the Company increased $200,000, or 3 percent, for the first six months ended June 30, 2006 when compared to the same period in 2005, despite temperatures on the Delmarva Peninsula being 21 percent warmer in 2006. The company estimates that the warmer weather reduced net income by $1.6 million, or $0.26 per share, and reduced gross margin by $2.6 million in the first six months of 2006. The warmer weather was more than offset by the increase from the growth experienced by the natural gas operations and the improved results from the advanced information services and cost containment measures. Net income was $7.2 million, or $1.20 per share, for the six months ended June 30, 2006 compared to $7.0 million, or $1.19 per share, for the same period in 2005.

For the Six Months Ended June 30,	2006	2005	Change
Operating Income
Natural Gas	$11,495,833	$10,986,237	$509,596
Propane	2,992,101	3,239,163	(247,062)
Advanced Information Services	188,371	(263,590)	451,961
Other & eliminations	(33,709)	(132,522)	98,813
Operating Income	14,642,596	13,829,288	813,308

Other Income	142,299	310,861	(168,562)
Interest Charges	2,994,689	2,550,944	443,745
Income Taxes	4,561,281	4,560,485	796
Net Income	$7,228,925	$7,028,720	$200,205
Diluted Earnings Per Share	$1.20	$1.19	$0.01

The following discussions for the six months ended June 30, 2006 of segment results include use of the terms “gross margin”. Gross margin is determined by deducting the cost of sales from operating revenue. Cost of sales includes the purchased gas cost for the natural gas and propane and the cost of labor spent on direct revenue-producing activities. Gross margin should not be considered an alternative to operating income or net income, which are determined in accordance with Generally Accepted Accounting Principles (“GAAP”). Chesapeake believes that gross margin, although a non-GAAP measure, is useful and meaningful to investors as a basis for making investment decisions. It provides investors with information that demonstrates the profitability achieved by the Company under its allowed rates for regulated operations and under its competitive pricing structure for unregulated segments. Chesapeake’s management uses gross margin in measuring its business units’ performance and has historically analyzed and reported gross margin information publicly. Other companies may calculate gross margin in a different manner.

Natural Gas
The natural gas segment earned an operating income of $11.5 million for the first six months of 2006 compared to $11.0 million for the corresponding period in 2005, an increase of $510,000, or 5 percent.

For the Six Months Ended June 30,	2006	2005	Change
Revenue	$101,024,221	$86,334,541	$14,689,680
Cost of gas	73,166,577	59,014,226	14,152,351
Gross margin	27,857,644	27,320,315	537,329

Operations & maintenance	11,367,924	11,665,984	(298,060)
Depreciation & amortization	3,053,083	2,846,073	207,010
Other taxes	1,940,804	1,822,021	118,783
Other operating expenses	16,361,811	16,334,078	27,733
Total Operating Income	$11,495,833	$10,986,237	$509,596

Statistical Data — Delmarva Peninsula
Heating degree-days (“HDD”)
Actual	2,457	3,107	(650)
10-year average (normal)	2,793	2,765	28

Estimated gross margin per HDD	$2,234	$1,800	$434

Per residential customer added:
Estimated gross margin	$372	$372	$0
Estimated other operating expenses	$106	$104	$2

Residential Customer Information
Average number of customers
Delmarva	40,126	37,133	2,993
Florida	12,470	11,665	805
Total	52,596	48,798	3,798

Gross margin for the Company’s natural gas segment increased $537,000 in the first six months of 2006 compared to the same period in 2005. The gross margin for the Delmarva natural gas distribution operations was lower when compared to the same period in 2005 by $637,000, due to warmer weather; however, this decline was offset by increased gross margin in the natural gas transmission operation of $660,000, increased gross margin in the natural gas marketing operation of $403,000 and increased gross margin for the Florida natural gas distribution operation of $112,000.

•
The Delmarva distribution operations experienced a decrease of $637,000 in gross margin. Temperatures on the Delmarva Peninsula were 21 percent warmer during the first six months of 2006 compared to same period in 2005. The Company estimates that the warmer temperatures led to a decrease in gross margin of approximately $1.4 million when compared to 2005. This decrease is partially offset by residential customer growth in the Delmarva Peninsula area, which contributed approximately $719,000 to gross margin as the number of customers increased by 8 percent.

•
The natural gas transmission operation achieved gross margin growth of $660,000, or 8 percent. The increase was attributed to the additional transportation services executed in November 2005. These additional services are expected to continue to contribute approximately $110,000 to gross margin for each month in 2006, or $1.3 million annually.

•
Gross margin for the natural gas marketing operation increased $403,000, or 45 percent. The increase was attained primarily from an increase in the number of customers to which the operation provides supply management services and the operation’s ability to sell excess capacity.

•
Gross margin for the Florida distribution operation increased by $112,000. The impact of the 7 percent growth in residential customers more than offset the decrease in gross margins from lower volumes sold to commercial and industrial customers.

Other operating expenses for the natural gas operations remained relatively unchanged for the six months ended June 20, 2006 as it increased $28,000 compared to the same period in 2005. Items contributing to the increase include:

•	Depreciation and amortization expense, asset removal cost, and property taxes increased $207,000, $113,000, and $90,000, respectively, in response to the Company’s continued capital investments.

•
Payroll costs increased $200,000 as the Company increased its staff to support strong customer growth. This increase was offset by a decrease of $211,000 in incentive compensation to reflect lower than expected earnings from the Delmarva distribution operations, as weather was warmer than normal.

•
Health care costs decreased by $118,000 for the natural gas segment during the first six months of 2006. The Company changed health care service providers in November 2005 and has subsequently experienced lower claims.

•
On August 1, 2006, the Company’s interstate pipeline subsidiary (Eastern Shore Natural Gas Company or “Eastern Shore”) received approval from the FERC to recover the pre-service costs associated with a future pipeline project through its rates with two of its customers. Please refer to Note 12 to the financial statements entitled “Subsequent Event” for additional details. As a result of the FERC’s recent approval, the Company deferred these costs by recording a regulatory asset. Of the $310,000 deferred as a regulatory asset, $188,000 was recorded as other operating expense in previous quarters.

Propane
Operating income for the propane segment decreased $247,000, or 8 percent, to $3.0 million for the first six months of 2006 compared to the same period in 2005. This decrease was due primarily to warmer weather in the first six months of 2006, resulting in reduced customer consumption.

For the Six Months Ended June 30,	2006	2005	Change
Revenue	$28,488,315	$27,486,488	$1,001,827
Cost of sales	17,877,811	16,540,553	1,337,258
Gross margin	10,610,504	10,945,935	(335,431)

Operations & maintenance	6,365,200	6,480,877	(115,677)
Depreciation & amortization	819,384	800,327	19,057
Other taxes	433,819	425,568	8,251
Other operating expenses	7,618,403	7,706,772	(88,369)
Total Operating Income	$2,992,101	$3,239,163	($247,062)

Statistical Data — Delmarva Peninsula
Heating degree-days (“HDD”)
Actual	2,457	3,107	(650)
10-year average (normal)	2,793	2,765	28

Estimated gross margin per HDD	$1,743	$1,691	$52

The Company’s propane segment experienced a decrease of approximately $335,000 in gross margin in the first six months of 2006 compared to the same period in 2005. Gross margin in the Delmarva propane distribution operation was lower when compared to the same period in 2005 by $515,000, primarily due to warmer weather. Gross margin also decreased in the Florida propane operations by $112,000. The negative weather impact experienced by the Delmarva propane distribution operation was partially offset by increased gross margin from Community Gas Systems (“CGS”) of $42,000 and increased gross margin from the Company’s wholesale propane marketing operation of $292,000.

•
The Delmarva propane distribution operation experienced a decrease in gross margin of $515,000. Volumes sold in 2006 decreased 2.0 million gallons or 15 percent. Temperatures on the Delmarva Peninsula were 21 percent warmer during the first six months of 2006 compared to 2005 and 12 percent warmer than normal. The Company estimates that the warmer temperatures resulted in a decrease in gross margin of approximately $1.1 million when compared to 2005. Partially offsetting the weather impact is an increase of $674,000 in the gross margin from an increase in the average gross margin per retail gallon of $0.042 in 2006 compared to 2005. The remaining gross margin decrease of $89,000 can be attributed to such items as customer conservation and changes in the timing of deliveries to customers.

•
Gross margin for the CGS increased $42,000 when compared to the prior period, primarily from an increase in the number of customers. The average number of customers increased 1,021, or 36 percent, to 3,840 in the first six months of 2006, compared to the same period in 2005. The Company expects the growth of its CGS operation to continue in the future as the number of systems currently under construction is anticipated to provide for an additional 7,739 customers.

•
The Florida propane distribution operation experienced a decrease in gross margin and operating income of $112,000 and $48,000, respectively, when compared to the same period in 2005. The lower gross margin reflects a decrease of $185,000 for in-house piping sales as the operation exits the house piping service. The decrease in gross margin was partially offset by lower other operating expenses of $64,000, primarily payroll related costs.

•
Gross margin for the Company’s propane wholesale marketing operation increased by $292,000 in the first six months of 2006 compared to the same period in 2005. The increase is primarily due to the increase in volatility of wholesale propane prices that occurred during the six months.

Other operating expenses of the Propane segment decreased for the first six months of 2006 by $88,000, compared to the same period in 2005. Other operating expenses for the Delmarva propane distribution operation decreased $107,000 for the six months ended June 30, 2006 compared to the same period in 2005.

During the first six months of 2006, the Company charged approximately $387,000 of fixed costs to accounts receivable in anticipation of recovery of the costs from one of our propane suppliers. The $387,000 represents costs we incurred in response to the supplier delivery of approximately 75,000 gallons of propane that contained above normal levels of petroleum by products. Please refer to Note 11, “Other Event”, for more information.

If these fixed costs were listed as expenses on the income statement, other operating expense for the Delmarva propane distribution operation would have increased by $280,000 in the first six months of 2006, when compared to the same period of the prior year. These increased costs are attributable to one of the Pennsylvania start-ups with higher costs of $176,000, increased payroll costs of $83,000 and higher costs of $101,000 associated with vehicle fuel and maintenance. The higher operating costs were partially offset by a decrease of $124,000 for health insurance costs.

Advanced Information Services
Operating income for advanced information services business increased $452,000 for the six months ended June 30, 2006 compared to the same period in 2005. Operating income for the first six months was $188,000 compared to an operating loss of $264,000 for the same period in 2005. Contributing to the operating loss in the first six months of 2005 was an operating loss of $350,000 for LAMPS™. The LAMPSTM product was sold to Fidelity National Information Solutions, Inc., a subsidiary of Fidelity National Financial, Inc. in the third quarter of 2005.

For the Six Months Ended June 30,	2006	2005	Change
Revenue	$5,880,094	$6,200,694	($320,600)
Cost of sales	3,385,026	3,827,754	(442,728)
Gross margin	2,495,068	2,372,940	122,128

Operations & maintenance	1,972,680	2,277,882	(305,202)
Depreciation & amortization	61,940	60,129	1,811
Other taxes	272,077	298,519	(26,442)
Other operating expenses	2,306,697	2,636,530	(329,833)
Total Operating Income (Loss)	$188,371	($263,590)	$451,961

The Company’s advanced information services segment increased gross margin by approximately $122,000 to $2.5 million for the first six months of 2006, compared to the same period in 2005. Revenues for the period decreased $321,000 compared to 2005, due primarily to decreases of $594,000 and $176,000 in consulting revenues for the eBusiness and MfgPro groups, respectively, and a decrease of $216,000 relating to the LAMPSTM product, which were partially offset by an increase of $556,000 in consulting revenue for the Progress® software group. The eBusiness and MfgPro groups offer consulting, web-based services, and other products and services for companies. The Progress® software group offers consulting and provides other products and services to companies that utilize the Progress application infrastructure software.

Cost of sales for the six months ended June 30, 2006 decreased $443,000 compared to the same period in 2005, of which $256,000 related to the LAMPSTM product. Lower revenues by the eBusiness group contributed $188,000 to the remaining decrease in the cost of sales in 2006.

Other operating expenses decreased $330,000 in the six months ended June 30, 2006 to $2.3 million, compared to $2.6 million for the same period of 2005. The reduction in expenses primarily reflects the expenses of $309,000 in the first six months of 2005 associated with the LAMPSTM product.

Other Business Operations and Eliminations
Other operations consist primarily of subsidiaries that own real estate leased to other Company subsidiaries and the results of operations for OnSight. Eliminations are entries required to eliminate activities between business segments from the consolidated results. Other operations and eliminating entries resulted in an operating loss of $34,000 for the first six months of 2006 compared to an operating loss of $133,000 for the same period in 2005. The losses in 2006 and 2005 are primarily attributed to the OnSight operation. For the first six months of 2006, OnSight had an operating loss of $196,000 compared to an operating loss of $254,000 for the same period in 2005.

For the Six Months Ended June 30,	2006	2005	Change
Revenue	$310,271	$448,642	($138,371)
Cost of sales	875	112,629	(111,754)
Gross margin	309,396	336,013	(26,617)

Operations & maintenance	223,390	308,034	(84,644)
Depreciation & amortization	81,484	121,640	(40,156)
Other taxes	39,771	54,939	(15,168)
Other operating expenses	344,645	484,613	(139,968)
Operating Loss - Other	(35,249)	(148,600)	113,351
Operating Income - Eliminations	1,540	16,078	(14,538)
Total Operating Loss	($33,709)	($132,522)	$98,813

Interest Expense
Interest expense for the first six months of 2006 increased approximately $444,000, or 17 percent, versus the same period in 2005. The higher interest expense is attributed to the following:

•
Interest on short-term debt increased $670,000 during the first six months of 2006, compared to the same period during 2005 as a result of an increase in the average balance of short-term debt outstanding.

•	The average interest rate on short-term borrowing increased from 3.18% for the first six months of 2005, to 5.20% for the same period in 2006.

•
Interest on long-term debt decreased $197,000 as a result of the average long-term debt balance declined from $68.0 million in the first half of 2005 to $62.8 million for the first half of 2006 due to scheduled principal repayments.

Income Taxes
Income tax expense for the six months ended June 30, 2006 is $4.6 million compared to an income tax expense of $4.6 million for the six months ended June 30, 2005. The effective tax rate for the first six months of 2006 is 38.7 percent compared to an effective tax rate of 39.4 percent for the same period in 2005.

Financial Position, Liquidity and Capital Resources

Chesapeake’s capital requirements reflect the capital-intensive nature of its business and are principally attributable to its investment in new plant and equipment and the retirement of outstanding debt. The Company relies on cash generated from operations and short-term borrowing to meet normal working capital requirements and to temporarily finance capital expenditures. During the first six months of 2006, net cash provided by operating activities was $22.4 million, cash used by investing activities was $16.2 million and cash used by financing activities was $6.3 million.

During the first six months of 2005, net cash provided by operating activities was $21.7 million, cash used by investing activities was $10.6 million and cash used by financing activities was $8.8 million.

At the Company’s Board of Director’s meeting on August 8, 2006, the Board of Directors increased the Company’s authority to borrow short-term debt from $60.0 million to $75.0 million. Chesapeake currently has four unsecured bank lines of credit with two financial institutions, totaling $75.0 million. These bank lines will provide funds for the Company’s short-term cash needs to meet seasonal working capital requirements and to temporarily fund portions of its capital expenditures. Two of the bank lines, totaling $15.0 million, are committed. The other two lines are subject to the banks’ availability of funds. The outstanding balance of short-term borrowing at June 30, 2006 was $33.0 million. The Company did not have any short-term borrowing outstanding at June 30, 2005.

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

Chesapeake has budgeted $54.4 million for capital expenditures during 2006. This amount includes $20.8 million for natural gas distribution, $26.7 million for natural gas transmission, $5.7 million for propane distribution and wholesale marketing, $178,000 for advanced information services and $1.0 million for other operations. The natural gas distribution and transmission expenditures are for expansion and improvement of facilities. The propane expenditures are to support customer growth and for the replacement of equipment. The advanced information services expenditures are for computer hardware, software and related equipment. The other operations category includes general plant, computer software and hardware. Financing for the 2006 capital expenditure program is expected to be provided from short-term borrowing, cash provided by operating activities and other sources to be determined from the Shelf Registration. The capital expenditure program is subject to continuous review and modification. Actual capital requirements may vary from the above estimates due to a number of factors, including acquisition opportunities, changing economic conditions, customer growth in existing areas, regulation, new growth opportunities and availability of capital.

Chesapeake expects to incur approximately $300,000 in 2006 and $25,000 in 2007 for environmental-related expenditures. Additional expenditures may be required in future years. Management does not expect financing of future environmental-related expenditures to have a material adverse effect on the financial position or capital resources of the Company.

Capital Structure
As of June 30, 2006, common equity represented 61.0 percent of total capitalization, compared to 56.9 percent in 2005. If short-term borrowing and the current portion of long-term debt were included in total capitalization, the equity component of the Company’s capitalization would have been 48.6 percent and 55.1 percent at June 30, 2006 and June 30, 2005, respectively. The decrease in the capitalization percent is from the increase of $33.0 million in net short-term borrowing in 2006. Chesapeake remains committed to maintaining a sound capital structure and strong credit ratings to provide the financial flexibility needed to access the capital markets when required. This commitment, along with adequate and timely rate relief for the Company’s regulated operations, is intended to ensure that Chesapeake will be able to attract capital from outside sources at a reasonable cost. The Company believes that the achievement of these objectives will provide benefits to customers and creditors, as well as to the Company’s investors.

Cash Flows from Operating Activities
The primary drivers for the Company’s operating cash flows are cash payments received from gas customers, offset by payments made by the Company for gas costs, operation and maintenance expenses, taxes and interest costs.

Net cash provided by operating activities totaled $22.4 million and $21.7 million for the six months ended June 30, 2006 and 2005, respectively. Certain material changes in working capital are listed below for the first six months of 2006:

•
Accounts receivable and accrued revenue decreased $20.9 million, which generated an increase of cash. The decrease in accounts receivable primarily resulted from lower revenues from the warmer weather and the seasonality of the Company as it enters the warmer summer months. In addition, the lower cost of natural gas during the first six months of 2006 compared with December 2005 contributed to the decline.

•
Propane inventory, storage gas and other inventory decreased $2.9 million, which generated an increase of cash. Decreased propane inventory and storage gas resulted from a seasonal reduction of inventory levels in the first six months of 2006 compared with December 31, 2005 due to withdrawals.

•
Accounts payable and other accrued liabilities decreased $21.5 million, which resulted in a decrease of cash. The decreases in accounts payable and accrued liabilities primarily resulted from the lower cost of natural gas in first six months of 2006 compared to December 2005. In addition, the payment of invoices for capital expenditures in the first six months of 2006 and those outstanding at December 31, 2005 contributed to the decrease.

Certain material changes in working capital are listed below for the first six months of 2005:

•	Accounts receivable and accrued revenue decreased $14.6 million due to seasonality of the Company as it collects balances outstanding at December 31, 2004 and enters the summer months.

•	Propane inventory, storage gas and other inventory decreased $1.3 million.

•
Accounts payable and other accrued liabilities decreased $10.9 million. The decreases in accounts payable and accrued liabilities primarily resulted from fewer purchases of natural gas as the Company enters the summer months. In addition, the payment of invoices for capital expenditures in the first six months of 2005 and those invoices outstanding at December 31, 2004 contributed to the decrease.

Cash Flows Used in Investing Activities
Net cash flows used in investing activities totaled $16.2 million and $10.6 million during the six months ended June 30, 2006 and 2005, respectively. Cash utilized for capital expenditures was $15.9 million and $10.8 million for the first six months of 2006 and 2005, respectively. Additions to property, plant and equipment in the first six months of 2006 and 2005 were primarily for natural gas transmission, natural gas distribution and propane distribution. In both periods in 2006 and 2005, the natural gas distribution expenditures were used primarily to fund expansion and facilities improvements. In both periods, the natural gas transmission capital expenditures related primarily to expanding the Company’s transmission system. Additionally, net cash of $2,000 and $169,000 was received during the first six months ended June 30, 2006 and 2005, respectively, for recovery of environmental costs through rates charged to customers.

Cash Flows Used in Financing Activities
Cash flows used in financing activities totaled $6.3 million and $8.8 million for the six months ended June 30, 2006 and 2005, respectively. During the first six months of 2006, the Company repaid $3.7 million of cash borrowed under its short-term line of credit agreements. Additionally, the Company paid common stock dividends totaling $2.9 million and reduced its outstanding long-term notes payable balance by $1.0 million.

During the first six months of 2005, the Company repaid $4.7 million of cash borrowed under its short-term line of credit agreements. Additionally, the Company paid common stock dividends totaling $2.9 million and reduced its outstanding long-term notes payable balance by $1.0 million.

Shelf Registration
On July 5, 2006, the Company filed a registration statement on Form S-3 with the SEC to issue up to $40.0 million in new common stock and/or debt securities. Under this registration statement, Chesapeake may sell common stock and/or debt securities in one or more separate offerings with the size, price and terms to be determined at the time of sale. The net proceeds from the sale of common stock and/or debt securities will be added to the Company’s general corporate funds and may be used for general corporate purposes including, but not limited to, financing of capital expenditures, repayment of short-term debt, funding share repurchases, financing acquisitions, investing in subsidiaries and general working capital purposes.

At the time of this report, the Company has not issued any common stock and/or debt securities covered under this registration.

Off-Balance Sheet Arrangements
As noted in the Company’s 2005 Annual Report on Form 10-K, the Company has issued corporate guarantees to certain vendors of its propane wholesale marketing subsidiary, its advanced information services subsidiary, and its Florida natural gas marketing subsidiary. These corporate guarantees provide for the payment of propane and natural gas purchases and office rent in the event of the subsidiaries’ default. The liabilities for these purchases are recorded in the Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The aggregate amount guaranteed at June 30, 2006, totaled $14.9 million, with the guarantees expiring on various dates in 2006 and 2007.

In addition to the corporate guarantees, the Company has issued a letter of credit to its primary insurance company for $775,000, which expires on May 31, 2007. The letter of credit is provided as security for claims amounts to satisfy the deductibles on the Company’s policies. The current letter of credit was renewed during the second quarter of 2006 when the Company’s insurance policies were renewed.

Contractual Obligations
There have been no material changes in the contractual obligations presented in the Company’s 2005 Annual Report on Form 10-K, except for commodity purchase obligations and forward contracts entered into in the ordinary course of the Company’s business. Below is a summary of the commodity and forward contract obligations at June 30, 2006:

	Payments Due by Period
Purchase Obligations	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Commodities (1)	$9,768,777	$3,294,063	$0	$0	$13,062,840
Propane (2)	14,467,415	-	-	-	14,467,415
Total Purchase Obligations	$24,236,192	$3,294,063	$0	$0	$27,530,255

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

(2) The Company has also entered into forward sale contracts in the aggregate amount of $16.3 million. See Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk,” below for further information.

Environmental Matters
As more fully described in Note 4 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, Chesapeake has incurred costs relating to the completed or ongoing environmental remediation at three former gas manufacturing plant sites. In addition, Chesapeake is currently participating in discussions regarding the possible responsibilities of the Company for remediation of a fourth former gas manufacturing plant site located in Cambridge, Maryland. Chesapeake believes that future costs associated with these sites will be recoverable in rates or through sharing arrangements with, or contributions by, other responsible parties.

Other Matters

Regulatory Matters
The Company’s natural gas distribution operations are subject to regulation by the Delaware, Maryland and Florida Public Service Commissions. Eastern Shore Natural Gas Company (“Eastern Shore”), the Company’s natural gas transmission operation, is subject to regulation by the FERC.

Eastern Shore. During October 2002, Eastern Shore filed for recovery of gas supply realignment costs, which totaled $196,000 (including interest), associated with the implementation of FERC Order No. 636. At that time, the FERC deferred review of the filing pending settlement of a related matter concerning another transmission company. Chesapeake understands that the other matter has now been resolved. Eastern Shore updated its gas supply realignment filing and entered into pre-filing discussions with customers potentially impacted by the filing before re-filing its application with the FERC. Discussions with customers were completed during the first quarter of 2006. Eastern Shore resubmitted its filing to the FERC on June 22, 2006, requesting authorization to recover a total of $ 222,848 (including interest) of gas supply realignment costs.

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

On January 20, 2006, Eastern Shore filed an application for a Certificate of Public Convenience and Necessity for its 2006-2008 system expansion project with the FERC. The proposed expansion application requests authority to construct and operate approximately 55 miles of new pipeline facilities and two new metering and regulating station facilities to provide an additional 47,350 dekatherms per day (“dt/d”) of firm transportation service in accordance with the phased-in customer requests of 26,200 dt/d in 2006, 10,300 dt/d in 2007, and 10,850 dt/d in 2008, at a total estimated cost of approximately $33.6 million. The following table provides a breakdown for the additional amounts of firm capacity per day, the estimated capital investment required, and the estimated annual gross margin contribution for the new services that will become effective November 1st for each of the respective years of the project:

	Year
	2006	2007	2008
Additional firm capacity per day	26,200	10,300	10,850
Capital investment	$17 million	$8 million	$8 million
Annualized Gross Margin contribution	$3,670,256	$1,484,146	$1,594,785

A Scoping Meeting was held on March 29, 2006 at which the public and all other interested stakeholders were invited to attend to review the project. No opposition to the project was received. On June 13, 2006, the FERC issued an Order Issuing Certificate to Eastern Shore authorizing it to construct and operate the 2006-2008 system expansion project. Eastern Shore has commenced construction of certain Phase I facilities. Phase II and Phase III facilities are expected to be constructed in 2007 and 2008, respectively.

On May 31, 2006 Eastern Shore entered into Precedent Agreements with Chesapeake, through its Delaware and Maryland Divisions, and Delmarva Power & Light Company (“Delmarva”) to provide additional firm transportation services upon completion of its latest proposed pipeline project (the “Proposed Project”).

Eastern Shore has proposed to develop, construct and operate new pipeline facilities that would transport natural gas from Calvert County, Maryland, through Dorchester and Caroline Counties, Maryland, to points on the Delmarva Peninsula where such facilities would interconnect with its existing facilities in Sussex County, Delaware. The total cost of the Proposed Project is estimated at $93 million, depending upon the final size and route of the pipeline, as well as construction materials and labor costs.

Chesapeake and Delmarva are currently parties to existing firm natural gas transportation service agreements with Eastern Shore and each desires firm transportation services under the Proposed Project. Pursuant to these agreements (“Precedent Agreements”), the parties have agreed to proceed with the required initiatives to obtain the governmental and regulatory authorizations that are necessary for Eastern Shore to provide and for Chesapeake and Delmarva to utilize such firm transportation services under the Proposed Project.

During the negotiations of the Precedent Agreements, Eastern Shore and each of the customers entered into Letter Agreements, which provide that, in the event that the Proposed Project is not certified and placed in service, the customers will pay their proportionate share of certain pre-certification costs by means of a negotiated surcharge of up to $2 million, over a period of no less than 20 years.

In connection with the Proposed Project, Eastern Shore, on June 27, 2006, submitted to FERC a petition for approval of an uncontested Settlement Agreement, to implement the rate-related Settlement Agreement to address the development costs of the Proposed Project. The filed Settlement Agreement was entered into by Eastern Shore and its firm customers. The Settlement Agreement provides Eastern Shore and all customers utilizing Eastern Shore’s system with benefits, including but not limited to the following: (1) advancement of a necessary infrastructure project to meet the growing demand for natural gas on the Delmarva Peninsula; (2) sharing of project development costs by the participating customers in the project; and (3) no development cost risk for non-participating customers. On August 1, 2006, the FERC granted approval of the uncontested Settlement Agreement.

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

On November 1, 2005, the Delaware division filed with the Delaware PSC its annual Environmental Rider (“ER”) Rate application to become effective for service rendered on and after December 1, 2005. The Delaware PSC granted approval of the ER rate at its regularly scheduled meeting on November 8, 2005, subject to full evidentiary hearings and a final decision. An evidentiary hearing was held on April 5, 2006, which was uncontested. The Delaware PSC granted final approval of the ER rate at its regularly scheduled meeting on May 9, 2006.

On September 2, 2005, the Delaware division filed an application with the Delaware PSC requesting approval of an alternative rate design and rate structure in order to provide natural gas service to prospective customers in eastern Sussex County. While Chesapeake does provide natural gas service to residents and businesses in portions of Sussex County, under the Company’s current tariff and traditional ratemaking processes, natural gas has not been extended to the State of Delaware’s recently targeted growth areas in eastern Sussex County. In April 2002, Governor Ruth Ann Minner established the Delaware Energy Task Force (“Task Force”), whose mission was to address the State of Delaware’s long-term and short-term energy challenges. In September 2003, the Task Force issued its final report to the Governor that included a strategy related to enhancing the availability of natural gas within the State by evaluating possible incentives for expanding residential and commercial natural gas service. Chesapeake believes its current proposal to implement a rate design that will enable the Company to provide natural gas as a viable energy choice to a broad number of prospective customers within eastern Sussex County is consistent with the Task Force recommendation. While the Company cannot predict the outcome of its application at this time, the Company anticipates a final decision from the Delaware PSC regarding its application during the second half of 2006.

Maryland. On May 1, 2006, the Maryland division filed a base rate application with the Maryland Public Service Commission (“Maryland PSC”) requesting an overall increase in base rates of approximately $1,137,000 annually, based on a proposed overall rate of return of 9.7 percent and a return on equity of 11.5 percent. The proposed increase, if approved, would represent an increase in total annual revenues of the Maryland division of approximately 6 percent. The Company cannot predict the outcome of this application; however, a final decision by the Maryland PSC is expected during the third or fourth quarter of 2006.

On December 8, 2005, Maryland PSC held an evidentiary hearing to determine the reasonableness of the Maryland division’s four quarterly gas cost recovery filings during the twelve months ended September 30, 2005. On January 12, 2006, the Hearing Examiner issued proposed findings approving the quarterly gas cost recovery rates as filed by the Maryland division, permitting complete recovery of its purchased gas costs for the period under review. No appeals or written exceptions to the proposed findings were made and a final order approving the quarterly gas cost recovery rates as filed was issued by the Maryland PSC on February 14, 2006.

Florida. On March 22, 2006, the Florida division filed a petition with the Florida Public Service Commission (the “Florida PSC”) seeking approval of special contracts to provide Delivery Point Operator (“DPO”) services. Under the proposed contracts, the DPO services would be provided to an affiliate company, Peninsula Energy Services Company, Inc. The Florida PSC approved the petition on July 7, 2006, ordering that the special contracts be effective June 20, 2006.

On May 16, 2005, the Florida division filed a request with the Florida PSC for approval of a Special Contract with the Department of Management Services, an agency of the State of Florida, for service to the Washington Correction Institution (“WCI”). The Florida PSC approved the Company’s request on July 19, 2005, and service to the existing WCI facility began in February 2006. WCI is located in Washington County in the Florida panhandle and is the thirteenth county served by the Company’s Florida division.

On September 2, 2005, the Florida division filed a petition for a Declaratory Statement with the Florida PSC for a determination that Peninsula Pipeline Company, Inc. (“PPC”), a wholly owned subsidiary of the Company, qualifies as a natural gas transmission company under the Natural Gas Transmission Pipeline Intrastate Regulatory Act. The Florida PSC approved this Petition at its December 20, 2005 agenda conference, and a final order was issued on January 9, 2006. The determination that PPC qualifies as a natural gas transmission company provides opportunities for investment by PPC to deliver natural gas transmission service to industrial customers in Florida by an intra-state pipeline.

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

The Company’s natural gas distribution operations located in Delaware, Maryland and Florida offer transportation services to certain industrial customers. The Florida operation extended transportation service to commercial customers in 2001 and to residential customers in 2002. With transportation service available on the Company’s distribution systems, the Company is competing with third-party suppliers to sell gas to certain customers. As it relates to transportation services, the Company’s competitors include interstate transmission companies that are in close proximity to the Company’s pipeline. The customers at risk are usually large-volume commercial and industrial customers with the financial resources and capability to bypass the Company’s distribution operations. In certain situations, the Company’s distribution operations may adjust services and rates for these customers to retain their business. The Company expects to continue to expand the availability of transportation service to additional classes of distribution customers in the future. The Company operates a natural gas marketing operation in Florida to compete for customers eligible for transportation services.

The Company’s propane distribution operations compete with several other propane distributors in their service territories, primarily on the basis of service and price, emphasizing reliability of service and responsiveness. Competition is generally from local outlets of national distribution companies and local businesses; because distributors located in close proximity to customers incur lower costs of providing service. Propane competes primarily with electricity and heating oil as energy sources. Since natural gas has historically been less expensive than propane, propane is generally not distributed in geographic areas serviced by natural gas pipeline or distribution systems.

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

Recent Pronouncements
In December 2004, the FASB released a revision (“Share-Based Payment”) to SFAS No. 123 “Accounting for Stock-Based Compensation,” referred to as SFAS No. 123R. In April 2005, the SEC approved a new rule that delayed the effective date for SFAS No. 123R until the first annual period beginning after June 15, 2005. SFAS 123R establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer’s stock. Examples are stock purchase plans, stock options, restricted stock and stock appreciation rights. The impact of the Company’s adoption of this pronouncement is disclosed in Note 9 to the financial statements entitled “Share-Based Compensation.”

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is continuing to evaluate the impact of this new standard and its impact, if any, on the Company’s financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the potential loss arising from adverse changes in market rates and prices. Long-term debt is subject to potential losses based on the change in interest rates. The Company’s long-term debt consists of first mortgage bonds, fixed rate senior notes and convertible debentures. All of the Company’s long-term debt is fixed-rate debt and was not entered into for trading purposes. The carrying value of long-term debt, including current maturities, was $62.7 million at June 30, 2006, as compared to a fair value of $65.0 million, based mainly on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The Company evaluates whether to refinance existing debt or permanently refinance existing short-term borrowing in part on the fluctuation in interest rates.

The Company’s propane distribution business is exposed to market risk as a result of propane storage activities and entering into fixed price contracts for supply. The Company can store up to approximately four million gallons (including leased storage and rail cars) of propane during the winter season to meet its customers’ peak requirements and to serve metered customers. Decreases in the wholesale price of propane may cause the value of stored propane to decline. To mitigate the impact of price fluctuations, the Company has adopted a Risk Management Policy that allows the propane distribution operation to enter into fair value hedges of its inventory. At of June 30, 2006 management reviewed the Company’s storage position and several hedging strategies and elected not to hedge any of its inventories.

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

The forward and futures contracts are entered into for trading and wholesale marketing purposes. The propane wholesale marketing business is subject to commodity price risk on its open positions to the extent that market prices for NGL deviate from fixed contract settlement prices. Market risk associated with the trading of futures and forward contracts are monitored daily for compliance with the Company’s Risk Management Policy, which includes volumetric limits for open positions. To manage exposures to changing market prices, open positions are marked up or down to market prices and reviewed by oversight officials on a daily basis. Additionally, the Risk Management Committee reviews periodic reports on market and the credit risk of counter-parties, approves any exceptions to the Risk Management Policy (within limits established by the Board of Directors) and authorizes the use of any new types of contracts. Quantitative information on forward and futures contracts at June 30, 2006 is presented in the following table.

At June 30, 2006	Quantity in gallons	Estimated Market Prices	Weighted Average Contract Prices
Forward Contracts
Sale	15,113,700	$1.16625 — $1.22375	$1.0808
Purchase	13,545,000	$1.16875 — $1.20875	$1.0681

Estimated market prices and weighted average contract prices are in dollars per gallon.
All contracts expire in 2006 or the first quarter of 2007.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and Chief Financial Officer of the Company, with the participation of other Company officials, have evaluated the Company’s “disclosure controls and procedures” (as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2006. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2006, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors
None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2006 through April 30, 2006 (1)	433	$30.80	0	0
May 1, 2006 through May 31, 2006	0	$0.00	0	0
June 1, 2006 through June 30, 2006	0	$0.00	0	0
Total	433	$30.80	0	0

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

Item 3. Defaults upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of the Stockholders of Chesapeake Utilities Corporation was held on May 2, 2006 for the purpose of electing directors. Proxies for the meeting were solicited in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

The stockholders elected the following nominees to the Company’s Board of Directors to serve as Class I Directors for three-year terms ending in 2009, and until their successors are elected and qualify. Broker non-votes had no effect on the outcome of the vote. The following shows the separate tabulation of votes for each nominee:

Name	Votes For	Votes Withheld
Eugene H. Bayard	5,279,279	121,479
Thomas P. Hill, Jr.	5,284,809	115,949
Calvert A. Morgan, Jr.	5,276,625	124,133

The terms of the following directors continued after the meeting:

Class II Directors (Terms Expire in 2007)	Class III Directors (Terms Expire in 2008)
Ralph J. Adkins	Thomas J. Bresnan
Richard Bernstein	Walter J. Coleman
J. Peter Martin	Joseph E. Moore
John R. Schimkaitis

As of the Record Date, March 15, 2006, 5,929,928 shares of common stock of the Company, the only outstanding class of voting or equity securities of the Company, were outstanding.

Item 5. Other Information
None

Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits:
•	Exhibit 31.1 — Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated August 9, 2006.
•	Exhibit 31.2 — Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated August 9, 2006.
•	Exhibit 32.1 — Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350, dated August 9, 2006
•	Exhibit 32.2 — Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350, dated August 9, 2006.
(b)	Reports on Form 8-K:
•	May 1, 2006 (Item 8.01, Other Events.)
•	May 5, 2006 (Item 2.02, Results of Operations and Financial Condition and Item 9.01, Financial Statements and Exhibits.)
•	May 6, 2006 (Item 1.01, Entry into a Material Definitive Agreement and Item 5.02, Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.)
•	May 31, 2006 (Item 1.01, Entry into a Material Definitive Agreement.)
•	June 13, 2006 (Item 8.01, Other Events and 9.01, Financial Statements and Exhibits.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chesapeake Utilities Corporation

/s/ Michael P. McMasters
Michael P. McMasters
Senior Vice President and Chief Financial Officer

Date: August 9, 2006