Form 10-Q
period 2007-08-09
CHESAPEAKE UTILITIES CORP
filed 2007-08-09
CIK 19745

United States
Securities and Exchange Commission
Washington, D.C. 20549
_______________________________
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

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

Common Stock, par value $0.4867 — 6,751,983 shares outstanding as of July 31, 2007.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Chesapeake Utilities Corporation and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

For the Three Months Ended June 30,	2007	2006
Operating Revenues	$52,501,920	$44,303,752
Operating Expenses
Cost of sales, excluding costs below	34,232,939	28,505,528
Operations	10,316,296	8,851,831
Maintenance	564,854	583,638
Depreciation and amortization	2,367,523	2,037,003
Other taxes	1,332,249	1,120,384
Total operating expenses	48,813,861	41,098,384
Operating Income	3,688,059	3,205,368
Other income net of other expenses	234,195	63,715
Interest charges	1,594,701	1,501,352
Income Before Income Taxes	2,327,553	1,767,731
Income taxes	845,762	635,222
Net Income	$1,481,791	$1,132,509

Earnings Per Share of Common Stock:
Basic	$0.22	$0.19
Diluted	$0.22	$0.19
Basic weighted average shares outstanding	6,737,384	5,952,074
Diluted weighted average shares outstanding	6,849,890	5,963,596

Cash Dividends Declared Per Share of Common Stock:	$0.295	$0.290

The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

For the Six Months Ended June 30,	2007	2006
Operating Revenues	$146,028,811	$135,254,425
Operating Expenses
Cost of sales, excluding costs below	98,168,806	94,430,289
Operations	20,875,996	18,453,112
Maintenance	1,145,019	1,027,607
Depreciation and amortization	4,683,318	4,014,350
Other taxes	2,885,561	2,686,471
Total operating expenses	127,758,700	120,611,829
Operating Income	18,270,111	14,642,596
Other income net of other expenses	287,567	142,299
Interest charges	3,193,951	2,994,689
Income Before Income Taxes	15,363,727	11,790,206
Income taxes	5,890,848	4,561,281
Net Income	$9,472,879	$7,228,925

Earnings Per Share of Common Stock:
Basic	$1.41	$1.22
Diluted	$1.39	$1.20
Basic weighted average shares outstanding	6,721,694	5,930,872
Diluted weighted average shares outstanding	6,835,257	6,070,191

Cash Dividends Declared Per Share of Common Stock:	$0.585	$0.575

The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30,	2007	2006
Operating Activities
Net Income	$9,472,879	$7,228,925
Adjustments to reconcile net income to net operating cash:
Depreciation and amortization	4,683,318	4,014,350
Depreciation and accretion included in other costs	1,682,980	1,503,982
Deferred income taxes, net	1,590,955	(2,594,606)
Gain on sale of assets	(204,882)	-
Unrealized gain on commodity contracts	(296,892)	(99,715)
Unrealized gain on investments	(188,203)	(56,628)
Employee benefits and compensation	920,460	876,543
Other, net	(1,839)	(1,806)
Changes in assets and liabilities:
Sale (purchase) of investments	71,432	(66,146)
Accounts receivable and accrued revenue	6,961,621	20,855,446
Propane inventory, storage gas and other inventory	2,781,638	2,947,555
Regulatory assets	597,354	3,826,484
Prepaid expenses and other current assets	(686,387)	(145,410)
Other deferred charges	(1,405,003)	27,409
Long-term receivables	51,557	87,643
Accounts payable and other accrued liabilities	(7,026,333)	(20,874,990)
Income taxes receivable (payable)	(139,486)	5,346,331
Accrued interest	(20,910)	54,094
Customer deposits and refunds	361,078	(468,019)
Accrued compensation	(400,959)	(1,532,150)
Regulatory liabilities	1,798,097	2,110,251
Other liabilities	15,582	(68,757)
Net cash provided by operating activities	20,618,057	22,970,786

Investing Activities
Property, plant and equipment expenditures	(15,969,557)	(16,825,679)
Proceeds from sale of assets	204,882	-
Environmental recoveries (expenditures)	(135,953)	1,620
Net cash used in investing activities	(15,900,628)	(16,824,059)

Financing Activities
Common stock dividends	(3,465,987)	(2,945,899)
Issuance of stock for Dividend Reinvestment Plan	174,315	177,077
Change in cash overdrafts due to outstanding checks	843,845	1,268,914
Net repayment under line of credit agreements	(4,829,053)	(3,747,750)
Repayment of long-term debt	(1,020,132)	(1,020,454)
Net cash used in financing activities	(8,297,012)	(6,268,112)

Net Decrease in Cash and Cash Equivalents	(3,579,583)	(121,385)
Cash and Cash Equivalents — Beginning of Period	4,488,367	2,487,658
Cash and Cash Equivalents — End of Period	$908,784	$2,366,273

Supplemental Disclosures of Non-Cash Investing Activities:
Capital property and equipment acquired on account, but not paid as of June 30	$1,216,749	$788,758

The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

Assets	June 30, 2007	December 31, 2006
Property, Plant and Equipment
Natural gas	$277,239,562	$269,012,516
Propane	46,361,641	44,791,552
Advanced information services	1,098,355	1,054,368
Other plant	9,140,526	9,147,500
Total property, plant and equipment	333,840,084	324,005,936
Less: Accumulated depreciation and amortization	(89,484,746)	(85,010,472)
Plus: Construction work in progress	6,739,641	1,829,948
Net property, plant and equipment	251,094,979	240,825,412

Investments	2,132,348	2,015,577

Current Assets
Cash and cash equivalents	908,784	4,488,366
Accounts receivable (less allowance for uncollectible accounts of $720,353 and $661,597, respectively)	40,938,891	44,969,182
Accrued revenue	1,394,021	4,325,351
Propane inventory, at average cost	6,874,869	7,187,035
Other inventory, at average cost	1,368,907	1,564,937
Regulatory assets	650,139	1,275,653
Storage gas prepayments	5,119,893	7,393,335
Income taxes receivable	1,218,368	1,078,882
Deferred income taxes	412,493	1,365,316
Prepaid expenses	2,995,506	2,280,900
Other current assets	3,641,451	1,553,284
Total current assets	65,523,322	77,482,241

Deferred Charges and Other Assets
Goodwill	674,451	674,451
Other intangible assets, net	184,976	191,878
Pension	630,082	590,562
Long-term receivables	772,776	824,333
Other regulatory assets	1,757,691	1,765,088
Other deferred charges	2,593,474	1,215,004
Total deferred charges and other assets	6,613,450	5,261,316

Total Assets	$325,364,099	$325,584,546

The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

Capitalization and Liabilities	June 30, 2007	December 31, 2006
Capitalization
Stockholders' equity
Common Stock, par value $0.4867 per share (authorized 12,000,000 shares)	$3,281,792	$3,254,998
Additional paid-in capital	64,129,089	61,960,220
Retained earnings	51,806,645	46,270,884
Accumulated other comprehensive loss	(334,550)	(334,550)
Deferred compensation obligation	1,370,547	1,118,509
Treasury stock	(1,370,547)	(1,118,509)
Total stockholders' equity	118,882,976	111,151,552

Long-term debt, net of current maturities	69,965,000	71,050,000
Total capitalization	188,847,976	182,201,552

Current Liabilities
Current portion of long-term debt	7,656,364	7,656,364
Short-term borrowing	23,568,733	27,553,941
Accounts payable	26,645,349	33,870,552
Customer deposits and refunds	7,863,343	7,502,265
Accrued interest	811,482	832,392
Dividends payable	1,989,086	1,939,482
Accrued compensation	1,881,211	2,901,053
Regulatory liabilities	6,117,618	4,199,147
Other accrued liabilities	5,739,405	4,005,795
Total current liabilities	82,272,591	90,460,991

Deferred Credits and Other Liabilities
Deferred income taxes	27,155,230	26,517,098
Deferred investment tax credits	300,869	328,277
Other regulatory liabilities	1,053,294	1,236,254
Environmental liabilities	102,656	211,581
Other pension and benefit costs	2,241,819	2,198,874
Accrued asset removal cost	19,355,153	18,410,992
Other liabilities	4,034,511	4,018,927
Total deferred credits and other liabilities	54,243,532	52,922,003

Other Commitments and Contingencies (Note 4)

Total Capitalization and Liabilities	$325,364,099	$325,584,546

The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	For the Six Months Ended June 30, 2007	For the Twelve Months Ended December 31, 2006
Common Stock
Balance — beginning of period	$3,254,998	$2,863,212
Dividend Reinvestment Plan	9,375	18,685
Retirement Savings Plan	7,616	14,457
Conversion of debentures	1,858	8,117
Performance shares and options exercised	7,945	14,536
Stock issuance	-	335,991
Balance — end of period	$3,281,792	$3,254,998

Additional Paid-in Capital
Balance — beginning of period	$61,960,220	$39,619,849
Dividend Reinvestment Plan	585,503	1,148,100
Retirement Savings Plan	476,758	900,354
Conversion of debentures	63,010	275,300
Stock-based compensation	1,043,598	887,426
Stock issuance	-	19,362,518
Exercise of warrants	-	(233,327)
Balance — end of period	$64,129,089	$61,960,220

Retained Earnings
Balance — beginning of period	$46,270,884	$42,854,894
Net income	9,472,879	10,506,525
Cash dividends declared	(3,937,118)	(7,090,535)
Balance — end of period	$51,806,645	$46,270,884

Accumulated Other Comprehensive Loss
Balance — beginning of period	($334,550)	(578,151)
Minimum pension liability adjustment, net of tax	-	74,036
Gain on funded status of Employee Benefit Plans, net of tax	-	169,565
Balance — end of period	($334,550)	($334,550)

Deferred Compensation Obligation
Balance — beginning of period	$1,118,509	$794,535
New deferrals	252,038	323,974
Balance — end of period	$1,370,547	$1,118,509

Treasury Stock
Balance — beginning of period	($1,118,509)	($797,156)
New deferrals related to compensation obligation	(252,038)	(323,974)
Purchase of treasury stock (1)	(29,771)	(51,572)
Sale and distribution of treasury stock (2)	29,771	54,193
Balance — end of period	($1,370,547)	($1,118,509)

Total Stockholders’ Equity	$118,882,976	$111,151,552

(1) Amount includes shares purchased in the open market for the Company's Rabbi Trust to secure its obligations under the Company's Executive Deferred Compensation Plan.
(2) Amount includes shares issued to the Company's Rabbi Trust as obligation under the Executive Deferred Compensation Plan.

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
Comprehensive income contains items that are excluded from net income and recorded directly to stockholders’ equity. Chesapeake did not have any adjustments to the components of comprehensive income that are required to be reported by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” for the first six months of 2007 and 2006. Accumulated other comprehensive loss was $334,550 at June 30, 2007 and December 31, 2006.

3.	Calculation of Earnings Per Share

	Three Months Ended		Six Months Ended
For the Periods Ended June 30,	2007	2006	2007	2006
Calculation of Basic Earnings Per Share:
Net Income	$1,481,791	$1,132,509	$9,472,879	$7,228,925
Weighted average shares outstanding	6,737,384	5,952,074	6,721,694	5,930,872
Basic Earnings Per Share	$0.22	$0.19	$1.41	$1.22

Calculation of Diluted Earnings Per Share:
Reconciliation of Numerator:
Net Income	$1,481,791	$1,132,509	$9,472,879	$7,228,925
Effect of 8.25% Convertible debentures (1)	24,015	-	48,214	54,048
Adjusted numerator — Diluted	$1,505,806	$1,132,509	$9,521,093	$7,282,973

Reconciliation of Denominator:
Weighted shares outstanding — Basic	6,737,384	5,952,074	6,721,694	5,930,872
Effect of dilutive securities (1)
Warrants	-	11,522	-	12,016
8.25% Convertible debentures	112,506	-	113,563	127,303
Adjusted denominator — Diluted	6,849,890	5,963,596	6,835,257	6,070,191
Diluted Earnings per Share	$0.22	$0.19	$1.39	$1.20

(1) Amounts associated with securities resulting in an anti-dilutive effect on earnings per share are not included in this calculation.

4.	Commitments and Contingencies
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

The Company has reviewed its remediation costs incurred to date for the Dover Gas Light site and has concluded that all costs incurred have been paid. The Company does not expect any future environmental expenditure for this site. Through June 30, 2007, the Company has incurred approximately $9.67 million in costs related to environmental testing and remedial action studies at the site. Approximately $9.96 million has been recovered through June 2007 from other parties or through rates. As of June 30, 2007, a regulatory liability of approximately $294,500, representing the over-recovery portion of the clean-up costs, has been recorded. The over-recovery is temporary and will be refunded by the Company to customers in future rates.

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

Through June 30, 2007, the Company has incurred approximately $2.9 million for remedial actions and environmental studies at the Salisbury Town Gas Light site. Of this amount, approximately $1.77 million has been recovered through insurance proceeds or in rates. On September 26, 2006, the Company received approval from the Maryland Public Service Commission to recover, through its rates charged to customers, the remaining $1.16 million of the incurred environmental remediation costs.

Winter Haven Coal Gas Site
The Winter Haven Coal Gas site is located in Winter Haven, Florida. Chesapeake has been working with the Florida Department of Environmental Protection (“FDEP”) in assessing this coal gas site. In May 1996, the Company filed an AS/SVE Pilot Study Work Plan (the “Work Plan”) for the Winter Haven Coal Gas site with the FDEP. After discussions with the FDEP, the Company filed a modified Work Plan, which contained a description of the scope of work to complete the site assessment activities and a report describing a limited sediment investigation performed in 1997. In December 1998, the FDEP approved the modified Work Plan, which the Company completed during the third quarter of 1999. In February 2001, the Company filed a Remedial Action Plan (“RAP”) with the FDEP to address the contamination of the subsurface soil and ground-water in a portion of the site. The FDEP approved the RAP on May 4, 2001. Construction of the AS/SVE system was completed in the fourth quarter of 2002, and the system remains fully operational.

Through June 30, 2007, the Company has incurred approximately $1.8 million of environmental costs associated with this site. At June 30, 2007, the Company had accrued a liability of $103,000 related to this site, offsetting 1.) $17,000 collected, through rates in excess of costs incurred and 2.) a regulatory asset of approximately $86,000, representing the uncollected portion of the estimated clean-up costs. The Company expects to recover the remaining clean-up costs through rates.

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

Other Commitments and Contingencies

Natural Gas and Propane Supply
The Company’s natural gas and propane distribution operations have entered into contractual commitments to purchase gas from various suppliers. The contracts have various expiration dates. In April 2007, the Company renewed its contract with an energy marketing and risk management company to manage a portion of the Company’s natural gas transportation and storage capacity. This new contract expires on March 31, 2008.

Corporate Guarantees
The Company has issued corporate guarantees to certain vendors of its propane wholesale marketing subsidiary, its Florida natural gas supply and management subsidiary, and its Delmarva propane distribution subsidiary. These corporate guarantees provide for the payment of propane and natural gas purchases in the event of the subsidiaries’ default. The liabilities for these purchases are recorded in the Consolidated Financial Statements. The aggregate amount guaranteed at June 30, 2007 totaled $21.7 million, with the guarantees expiring on various dates in 2007 and 2008.

In addition to the corporate guarantees, the Company has issued a letter of credit to its primary insurance company for $775,000, which expires on May 31, 2008. The letter of credit is provided as security to satisfy the deductibles for claim amounts on the Company’s policies.

Application of SFAS No. 71
Certain assets and liabilities of the Company are accounted for in accordance with SFAS No. 71 —“Accounting for the Effects of Certain Types of Regulation.” SFAS No. 71 provides guidance for public utilities and other regulated operations where the rates (prices) charged to customers are subject to regulatory review and approval. Regulators sometimes include allowable costs in a period other than the period in which the costs would be charged to expense by an unregulated enterprise. That procedure can create assets, reduce assets, or create liabilities for the regulated enterprise. For financial reporting, an incurred cost for which a regulator permits recovery in a future period is accounted for like an incurred cost that is reimbursable under a cost-reimbursement type contract. The Company believes that all regulatory assets as of June 30, 2007 are probable of recovery through rates. If the Company were required to terminate the application of SFAS No. 71 to its regulated operations, all such deferred amounts would be recognized in the income statement at that time. This would result in a charge to earnings, net of applicable income taxes, which could be material.

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

5.	Recent Authoritative Pronouncements on Financial Reporting and Accounting
In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Employers’ Accounting for Uncertainty in Income Taxes.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition and classification of uncertain tax positions, reporting of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. Chesapeake was required to adopt FIN No. 48 in the first quarter of 2007, and its adoption did not have any impact on the Company’s Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Chesapeake will be required to adopt SFAS No. 157 in the first quarter of 2008. The Company has not yet evaluated the impact that SFAS No. 157 will have on its Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company has not yet evaluated the impact that this statement will have on its Consolidated Financial Statements.

In April 2007, the FASB directed the FASB Staff to issue FSP No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP FIN 39-1”). FSP FIN 39-1 modifies FIN No. 39, “Offsetting of Amounts Related to Certain Contracts,” and permits companies to offset cash collateral receivables or payables with net derivative positions under certain circumstances. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Company is evaluating the effect of adopting FSP FIN 39-1 on its Consolidated Financial Statements.

6.	Segment Information
Chesapeake uses the management approach to identify operating segments. The Company organizes its business around differences in products or services, and the operating results of each segment are regularly reviewed by the Company’s chief operating decision maker in order to make decisions about the allocation of resources and to assess performance. The following table presents information about the Company’s reportable segments.

	Three Months Ended		Six Months Ended
For the Periods Ended June 30,	2007	2006	2007	2006
Operating Revenues, Unaffiliated Customers
Natural gas	$39,287,667	$33,327,846	$104,719,271	$100,906,504
Propane	9,494,170	7,937,378	34,416,570	28,488,315
Advanced information services	3,720,083	3,038,015	6,892,970	5,858,581
Other	-	513	-	1,025
Total operating revenues, unaffiliated customers	$52,501,920	$44,303,752	$146,028,811	$135,254,425
Intersegment Revenues (1)
Natural gas	$78,087	$58,769	$156,150	$117,717
Propane	-	-	406	-
Advanced information services	95,991	16,875	228,227	21,513
Other	154,623	154,623	309,246	309,246
Total intersegment revenues	$328,701	$230,267	$694,029	$448,476
Operating Income
Natural gas	$3,992,282	$3,500,628	$13,608,264	$11,495,833
Propane	(545,898)	(441,632)	4,327,658	2,992,101
Advanced information services	178,706	172,061	227,528	188,371
Other and eliminations	62,969	(25,689)	106,661	(33,709)
Total operating income	$3,688,059	$3,205,368	$18,270,111	$14,642,596
(1) All significant intersegment revenues are billed at market rates and have been eliminated from consolidated revenues.

	June 30,	December 31,
	2007	2006
Identifiable Assets
Natural gas	$249,358,307	$252,292,600
Propane	62,151,633	60,170,200
Advanced information services	2,877,021	2,573,810
Other	10,977,138	10,547,936
Total identifiable assets	$325,364,099	$325,584,546

The Company’s operations are primarily domestic. The advanced information services segment, headquartered in Norcross, Georgia, provides domestic and international clients with information technology related business services and solutions. Transactions with foreign companies are denominated and paid in U.S. dollars and are immaterial to the consolidated revenues.

7.	Employee Benefit Plans
Net periodic benefit costs for the defined benefit pension plan, the executive excess benefit plan and other post-retirement benefits are shown below:

	Defined Benefit		Executive Excess		Other Post-Retirement
	Pension Plan		Retirement Benefit Plan		Benefits
For the Three Months Ended June 30,	2007	2006	2007	2006	2007	2006
Service Cost	$0	$0	$0	$0	$2,529	$1,565
Interest Cost	155,514	156,726	30,841	29,897	23,233	19,468
Expected return on plan assets	(174,100)	(171,076)	-	-	-	-
Amortization of transition amount	-	-	-	-	-	6,965
Amortization of prior service cost	(1,175)	(1,175)	-	-	-	-
Amortization of net loss	-	-	12,933	14,260	41,640	22,074
Net periodic (benefit) cost	($19,761)	($15,525)	$43,774	$44,157	$67,402	$50,072

	Defined Benefit		Executive Excess		Other Post-Retirement
	Pension Plan		Retirement Benefit Plan		Benefits
For the Six Months Ended June 30,	2007	2006	2007	2006	2007	2006
Service Cost	$0	$0	$0	$0	$5,057	$3,129
Interest Cost	311,029	313,452	61,681	59,794	46,467	38,936
Expected return on plan assets	(348,199)	(342,152)	-	-	-	-
Amortization of transition amount	-	-	-	-	-	13,930
Amortization of prior service cost	(2,350)	(2,350)	-	-	-	-
Amortization of net loss	-	-	25,867	28,520	83,280	44,147
Net periodic (benefit) cost	($39,520)	($31,050)	$87,548	$88,314	$134,804	$100,142

As disclosed in the December 31, 2006 financial statements, no contributions are expected to be required in 2007 for the defined benefit pension plan. The cost of the executive excess defined benefit pension plan and the other post-retirement benefit plans are unfunded, and are expected to be paid out of the general funds of the Company. Cash benefits paid under the executive excess defined benefit pension plan for the three months and six months ended June 30, 2007 were $23,000 and $45,000, respectively; for the year 2007, such benefits paid are expected to be $89,000. Cash benefits paid for other post-retirement benefits, primarily for medical claims, for the three months and six months ended June 30, 2007 totaled $117,000 and $161,000, respectively; for the year 2007, the Company’s actuary has estimated that such benefits to be paid are $180,000.

8.	Investments
The investment balance at June 30, 2007 represents a Rabbi Trust (“the Trust”) associated with the Company’s Supplemental Executive Retirement Savings Plan. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company classifies these investments as trading securities. As a result of classifying them as trading securities, the Company is required to report the securities at their fair value, with any unrealized gains and losses included in other income. The Company also has an associated liability that is recorded and adjusted each month for the gains and losses incurred by the Trust. At June 30, 2007, total investments had a fair value of $2.1 million.

9.	Share-Based Compensation
The Company accounts for its share-based compensation arrangements under the revised SFAS No. 123, “Share Based Payments” (“SFAS 123R”), which requires the recognition of compensation cost over the respective service period for employee services received in exchange for an award of equity or equity-based compensation based on the fair value of the grant on the date it was awarded. The Company currently has two share-based compensation plans, Director’s Stock Compensation (“DSCP”) and the Performance Incentive Plan (“PIP”), that require accounting under SFAS 123R.

The table below presents the amounts included in net income, after tax, related to share-based compensation expense, in respect of restricted stock awards issued under the DSCP and the PIP.

	Three Months Ended		Six Months Ended
For the periods ended June 30,	2007	2006	2007	2006
Director's Stock Compensation Plan	$27,600	$25,100	$54,400	$47,100
Performance Incentive Plans	130,800	134,900	253,900	217,300
Amounts included in net income, after tax	$158,400	$160,000	$308,300	$264,400

Stock Options
The Company did not have any stock options outstanding at June 30, 2007 or December 31, 2006, nor were any stock options issued during the six months ended June 30, 2007 and June 30, 2006.

Director’s Stock Compensation Plan
Under the DSCP, each non-employee director of the Company received in 2007 an annual retainer of 600 shares of common stock and an additional 150 shares of common stock for services as a committee chairman. Shares issued under the DSCP are fully vested as of the date of the grant. The Company records a prepaid expense as of the date of the grant equal to the fair value of the shares issued and amortizes the expense equally over the service period of one year.

Compensation expense related to DSCP awards recorded by the Company for the three months and six months ended June 30, 2007 and 2006 is presented in the following table:

	Three Months Ended		Six Months Ended
For the periods ended June 30,	2007	2006	2007	2006
Compensation expense for DSCP	$45,200	$41,200	$89,100	$77,200

A summary of restricted stock activity under the DSCP as of June 30, 2007, and changes during the six months then ended, is presented below:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding — December 31, 2006	-
Issued — May 2, 2007	5,850	$31.38
Vested	5,850
Outstanding — June 30, 2007	-

Performance Incentive Plan (“PIP”)
The Company’s Compensation Committee of the Board of Directors is authorized to grant key employees of the Company the rights to receive awards of shares of the Company’s common stock, contingent upon the achievement of established performance goals. These awards are subject to certain post-vesting transfer restrictions. The Company issued 10,124 and 23,666 restricted stock awards during the three months of March 2007 and 2006, respectively, to key employees under the Company’s PIP. The shares granted under the PIP are fully vested, and the fair value of each share is equal to the market price of the Company’s common stock on the date of grant. The fair value of these restricted stock awards, based on the fair value of the Company’s stock on the issue date, was $30.89 and $30.40, for the shares issued in March 2007 and 2006, respectively.

Compensation expense related to the PIP recorded by the Company for the three months and six months ended June 30, 2007 and 2006 is presented in the following table:

	Three Months Ended		Six Months Ended
For the periods ended June 30,	2007	2006	2007	2006
Compensation expense for PIP	$214,400	$221,100	$416,300	$356,200

A summary of restricted stock activity under the PIP as of June 30, 2007, and changes during the six months then ended, is presented below:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding — December 31, 2006	-
Issued — March 1, 2007	10,124	$30.89
Vested	10,124
Outstanding — June 30, 2007	-

10.	Stockholders’ Equity
The changes in common stock shares issued and outstanding are shown below:

	For the Six Months Ended June 30, 2007	For the Twelve Months Ended December 31, 2006
Common Stock shares issued and outstanding (1)
Shares issued — beginning of period balance	6,688,084	5,883,099
Dividend Reinvestment Plan (2)	19,262	38,392
Retirement Savings Plan	15,649	29,705
Conversion of debentures	3,817	16,677
Employee award plan	350	350
Performance shares and options exercised (3)	15,974	29,516
Public offering	-	690,345
Shares issued — end of period balance (4)	6,743,136	6,688,084

Treasury shares — beginning of period balance	-	(97)
Other issuances	-	97
Treasury Shares — end of period balance	-	-
Total Shares Outstanding	6,743,136	6,688,084

(1) 12,000,000 shares are authorized at a par value of $0.4867 per share.
(2) Includes shares purchased with reinvested dividends and optional cash payments.
(3) Includes shares issued for DSCP.
(4) Includes 54,978 and 48,187 shares at June 30, 2007 and December 31, 2006, respectively, held in a Rabbi Trust established by the Company relating to the Executive Deferred Compensation Plan.

11.	Reclassifications
The Company reclassified some previously reported amounts to conform to current period classifications.

•
Share-based compensation was recorded as a liability to Accrued Compensation at December 31, 2006. Accordingly, the Company reclassified the $123,000 remaining in the liability account, after the issuance of the 2006 performance shares, to Additional Paid in Capital. This reclassification is considered immaterial to the overall presentation of the Company’s consolidated financial statements.

•
Pension assets were netted against the liabilities for the executive excess defined benefit pension plan and the other post-retirement benefit plans at December 31, 2006 and March 31, 2007. Accordingly, the Company reclassified the pension assets of $630,000 at June 30, 2007 to the asset side of the balance sheet. For comparison, the balance of $591,000 at December 31, 2006 has also been reclassed to the asset side of the balance sheet. This reclassification is considered immaterial to the overall presentation of the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of the financial statements with a narrative on the Company’s financial condition, results of operations and liquidity. This discussion and analysis should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and Chesapeake’s Annual Report on Form 10-K for the year ended December 31, 2006, including the audited consolidated financial statements and notes contained in the Form 10-K.

Safe Harbor for Forward-Looking Statements
Chesapeake Utilities Corporation has made statements in this Form 10-Q that are considered to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not matters of historical fact and are typically identified by words such as, but not limited to, “believes,” “expects,” “intends,” “plans,” and similar expressions, or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could.” These statements relate to matters such as customer growth, changes in revenues or gross margins, capital expenditures, environmental remediation costs, regulatory trends and decisions, market risks associated with our propane operations, the competitive position of the Company and other matters. It is important to understand that these forward-looking statements are not guarantees, but are subject to certain risks and uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements. The factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to:

•	the temperature sensitivity of the natural gas and propane businesses;
•	the effects of spot, forward, futures market prices, and the Company’s use of derivative instruments on the Company’s distribution, wholesale marketing and energy trading businesses;
•	amount and availability of natural gas and propane supplies;
•	the access to interstate pipelines’ transportation and storage capacity and the construction of new facilities to support future growth;
•	the effects of natural gas and propane commodity price changes on the operating costs and competitive positions of our natural gas and propane distribution operations;
•	third-party competition for the Company’s unregulated and regulated businesses;
•	changes in federal, state or local regulatory and tax requirements, including deregulation;
•	changes in technology affecting the Company’s advanced information services segment;
•	changes in credit risk and credit requirements affecting the Company’s energy marketing subsidiaries;
•	the effects of accounting changes;
•	changes in benefit plan assumptions;
•	cost of compliance with environmental regulations or the remediation of environmental damage;
•	the effects of general economic conditions, including interest rates, on the Company and its customers;
•	the ability of the Company’s new and planned facilities and acquisitions to generate expected revenues;
•	the ability of the Company to construct facilities at its estimated costs;
•	the Company’s ability to obtain the rate relief and cost recovery requested from utility regulators and the timing of the requested regulatory actions;
•	the Company’s ability to obtain necessary approvals and permits from regulatory agencies on a timely basis;
•	impact of inflation on the results of operations, cash flows, financial position and on the Company’s planned capital expenditures;
•	inability to access the financial markets that may impair future growth; and
•	operating and litigation risks that may not be covered by insurance.

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

The Company’s strategy is focused on growing earnings from a stable utility foundation and investing in related businesses and services that provide opportunities for returns greater than traditional utility returns. The key elements of this strategy include:

•	executing a capital investment program in pursuit of organic growth opportunities that generate returns equal to or greater than our cost of capital;
•	expanding the natural gas distribution and transmission business through expansion into new geographic areas in our current service territories;
•	expanding the propane distribution business in existing and new markets through leveraging our community gas system services and our bulk delivery capabilities;
•	utilizing the Company’s expertise across our various businesses to improve overall performance;
•	enhancing marketing channels to attract new customers;
•	providing reliable and responsive customer service to retain existing customers;
•	maintaining a capital structure that enables the Company to access capital as needed; and
•	maintaining a consistent and competitive dividend for shareholders.

Due to the seasonality of the Company’s business, results for interim periods are not necessarily indicative of results for the entire fiscal year. Revenue and earnings are typically greater during the Company’s first and fourth quarters, when natural gas and propane consumption is highest due to colder temperatures.

Results of Operations for the Quarter Ended June 30, 2007
The following discussions on operating income and segment results for the three months ended June 30, 2007 include use of the term “gross margin.” Gross margin is determined by deducting the cost of sales from operating revenue. Cost of sales includes the purchased gas cost for natural gas and propane and the cost of labor spent on direct revenue-producing activities. Gross margin should not be considered an alternative to operating income or net income, which are determined in accordance with GAAP. Chesapeake believes that gross margin, although a non-GAAP measure, is useful and meaningful to investors as a basis for making investment decisions. It provides investors with information that demonstrates the profitability achieved by the Company under its allowed rates for regulated operations and under its competitive pricing structure for non-regulated segments. Chesapeake’s management uses gross margin in measuring its business units’ performance and has historically analyzed and reported gross margin information publicly. Other companies may calculate gross margin in a different manner.

Consolidated Overview
The Company’s net income for the quarter ended June 30, 2007 increased $349,000, or 31 percent, compared to the same period in 2006. Net income was $1.5 million, or $0.22 per share (diluted), an increase of $0.03 per share compared to 2006. The period-over-period period increase in quarterly earnings reflects an increase in the operating income of the Company’s natural gas and other segments, partially offset by a decrease in the propane segment. The period-over-period increase in the quarterly operating income resulted primarily from the Company’s continued growth, colder weather on the Delmarva Peninsula, and increased rates for our natural gas customers. The Company estimates that the growth, colder weather, and rate increases contributed $1.4 million, $425,000, and $295,000, respectively, to gross margin during the second quarter of 2007.

For the Three Months Ended June 30,	2007	2006	Change
Operating Income
Natural Gas	$3,992,282	$3,500,628	$491,654
Propane	(545,898)	(441,632)	(104,266)
Advanced Information Services	178,706	172,061	6,645
Other & Eliminations	62,969	(25,689)	88,658
Operating Income	3,688,059	3,205,368	482,691

Other Income	234,195	63,715	170,480
Interest Charges	1,594,701	1,501,352	93,349
Income Taxes	845,762	635,222	210,540
Net Income	$1,481,791	$1,132,509	$349,282
Diluted Earnings Per Share	$0.22	$0.19	$0.03

Natural Gas
The natural gas segment earned operating income of approximately $4.0 million for the second quarter ended June 30, 2007 compared to $3.5 million for the corresponding period in 2006, an increase of approximately $492,000, or 14 percent.

For the Three Months Ended June 30,	2007	2006	Change
Revenue	$39,365,754	$33,386,615	$5,979,139
Cost of sales	26,130,962	21,941,405	4,189,557
Gross margin	13,234,792	11,445,210	1,789,582

Operations & maintenance	6,440,171	5,563,477	876,694
Depreciation & amortization	1,834,712	1,565,995	268,717
Other taxes	967,627	815,110	152,517
Other operating expenses	9,242,510	7,944,582	1,297,928
Total Operating Income	$3,992,282	$3,500,628	$491,654

Statistical Data — Delmarva Peninsula
Heating degree-days ("HDD"):
Actual	527	388	139
10-year average (normal)	496	512	(16)

Estimated gross margin per HDD	$2,283	$2,234	$49

Per residential customer added:
Estimated gross margin	$372	$372	$0
Estimated other operating expenses	$106	$106	$0

Residential Customer Information
Average number of customers:
Delmarva	43,331	40,037	3,294
Florida	13,361	12,511	850
Total	56,692	52,548	4,144

Gross margin for the Company’s natural gas segment increased by $1.8 million, or 16 percent, and other operating expenses increased $1.3 million, or 16 percent, in the quarter ended June 30, 2007, compared to the same period in 2006. The gross margin increases of $1.1 million for the natural gas transmission operation, $790,000 for the Delmarva natural gas distribution operations, and $7,000 for the Florida natural gas distribution operation were partially offset by lower gross margin of $70,000 for the natural gas marketing operation, as further explained below.

Natural Gas Transmission
The natural gas transmission operation achieved gross margin growth of $1.1 million, or 26 percent. This increase was primarily attributed to new transportation capacity contracts implemented in November 2006 and the implementation of temporary rates, subject to refund, based on the status of the Company’s rate proceeding discussed below in the “Regulatory Matters” section. In total for 2007, these new transportation capacity contracts are expected to generate a gross margin of $3.3 million above the 2006 gross margin. An increase of $845,000 in other operating expenses partially offset the increased gross margin. The factors contributing to the increase in other operating expenses are as follow:

•
The increase in operating expenses for the second quarter of 2007 relative to the second quarter of 2006 is magnified by the approval from the Federal Energy Regulatory Commission (“FERC”) in July 2006 to defer pre-service costs of the Company’s Energylink Expansion Project as a regulatory asset. The deferral of these costs resulted in the reduction of $310,000 in other operating expenses in the second quarter of 2006. Please refer to the “Regulatory Matters” section below for further information regarding this expansion project.

•
Payroll and benefit costs increased by $76,000 and $34,000, respectively, to comply with federal pipeline integrity maintenance regulations and to serve the additional growth experienced by the operation.

•	Incentive compensation increased by $71,000 as a result of the improved operating results in 2007 compared to 2006.
•	Regulatory expenses increased by $55,000 in the second quarter of 2007 as the Company incurred costs associated with its rate filing with the FERC.
•	The increased level of capital investment caused higher depreciation and asset removal costs of $194,000 and increased property taxes of $31,000.
•	Other operating expenses relating to various items increased collectively by approximately $74,000.

Natural Gas Distribution
The Delmarva distribution operations experienced an increase of $790,000, or 20 percent, in gross margin. The significant factors contributing to the increase in gross margin include:

•
Continued residential customer growth contributed to the increase in gross margin. The average number of residential customers on the Delmarva Peninsula increased by 3,294, or eight percent, for the second quarter 2007 compared to the same period in 2006, and the Company estimates that these additional residential customers contributed approximately $243,000 to gross margin.

•
The Company estimates that colder weather contributed $224,000 to gross margin in the second quarter of 2007 compared to the same period in 2006, as temperatures on the Delmarva Peninsula were 36 percent colder in 2007. The colder temperatures did not have a significant impact on the Maryland distribution operation’s gross margin in the second quarter of 2007 because the operation’s approved rate structure now includes a weather normalization adjustment (“WNA”) mechanism. The WNA mechanism was implemented in October 2006 and is designed to protect a portion of the Company’s revenues against warmer-than-normal weather, as deviations from normal weather can affect our financial performance and liquidity. The WNA also serves to offset the impact of colder-than-normal weather by reducing the amounts the Company can charge its customers during such periods.

•	In October 2006, the Maryland PSC granted the Company a base rate increase, which resulted in an $183,000 period-over-period increase to gross margin in the second quarter of 2007.
•	The remaining $140,000 increase in gross margin can be attributed to various factors, including increases in the number of commercial and industrial customers.

Gross margin for the Florida distribution operation increased by $7,000 in the second quarter of 2007 compared to the second quarter of 2006. The impact of a seven percent growth in residential customers and a three percent growth in commercial customers was offset by lower volumes sold to industrial customers.

Other operating expense for the natural gas distribution operations increased by $220,000 in the second quarter of 2007 compared to the second quarter of 2006. Among the key components of the increase were the following:

•	Payroll costs increased by $48,000 to serve the additional growth experienced by the operations.
•	Health care costs increased by $103,000 during the second quarter of 2007 compared to the second quarter of 2006 as the Company experienced higher cost of health care claims during this period.
•	Depreciation and amortization expense, asset removal cost and property taxes increased by $96,000, $51,000 and $21,000, respectively, as a result of the Company’s continued capital investments.
•
The 2007 increase in revenue related taxes is magnified by the Company’s receipt of approval in the second quarter of 2006 from the Delaware Public Service Commission to defer $74,000 of previously expensed taxes associated with the Annual Gross Revenue Tax as a regulatory asset.

•	In addition, other operating expenses relating to various minor items increased by approximately $36,000.
•
The above increases were partially offset by a decrease of $111,000 in the allowance for uncollectible accounts, which was due primarily to increased collection efforts. In addition, merchant payment fees decreased by $98,000 as the Company’s Delmarva operation outsourced the processing of credit card payments in April of 2007 in an effort to reduce operating costs.

Natural Gas Marketing
Gross margin for the natural gas marketing operation decreased by $70,000, or 13 percent, for the second quarter of 2007 compared to the same period in 2006. The decline in gross margin was primarily the result of unfavorable imbalance resolutions with interstate pipelines, which caused an increase in the cost of gas. Other operating expenses increased by $233,000 for the marketing operation due to increased payroll and benefit costs and increased incentive compensation. The year-over-year increase in incentive compensation is due to an adjustment that occurred in second quarter 2006 to record compensation at the expected payout based on the level of earnings.

Propane
The propane segment incurred an operating loss of $546,000, representing an increased loss of $104,000, or 24 percent, for the second quarter of 2007 compared to the same period in 2006. Gross margin increased by $408,000, which was offset by an increase in other operating expenses of $512,000.

For the Three Months Ended June 30,	2007	2006	Change
Revenue	$9,494,170	$7,937,378	$1,556,792
Cost of sales	5,930,398	4,781,819	1,148,579
Gross margin	3,563,772	3,155,559	408,213

Operations & maintenance	3,463,047	3,024,725	438,322
Depreciation & amortization	458,788	402,675	56,113
Other taxes	187,835	169,791	18,044
Other operating expenses	4,109,670	3,597,191	512,479
Total Operating Loss	($545,898)	($441,632)	($104,266)

Statistical Data — Delmarva Peninsula
Heating degree-days ("HDD"):
Actual	527	388	139
10-year average (normal)	496	512	(16)

Estimated gross margin per HDD	$1,974	$1,743	$231

Gross margin for the Company’s propane segment increased by $408,000, or 13 percent, and other operating expenses increased $512,000, or 14 percent, in the three months ended June 30, 2007 compared to the same period in 2006. The gross margin increases of $216,000 for the Delmarva propane distribution operations, $39,000 for the Florida propane distribution operations, and $153,000 for the propane wholesale marketing are further explained below.

Delmarva Propane Distribution
The Delmarva propane distribution operation’s increase in gross margin of $216,000 resulted from the following:

•
Volumes sold in the second quarter 2007 increased by 365,000 gallons, or 13 percent, primarily because temperatures on the Delmarva Peninsula were 36 percent colder during this period in 2007 when compared to the same period in 2006. The Company estimates that the colder weather increased gross margin by approximately $201,000 for the Delmarva propane distribution operation compared to the second quarter of 2006.

•
Gross margin for the Delmarva Community Gas Systems (“CGS”) increased by $116,000 in the second quarter of 2007, compared to the same period in 2006, primarily because of an increase in the average number of customers and the colder weather on the Delmarva Peninsula. The average number of CGS customers increased by approximately 1,020 to a total count of approximately 4,800, or a 27 percent increase, compared to the second quarter 2006. The Company expects the growth of its CGS operation to continue, as the number of systems currently under construction or under contract is anticipated to provide an additional 7,900 CGS customers once the systems are built out.

•	The remaining $90,000 increase in gross margin can be attributed to various factors, including service sales and wholesale sales.
•
Partially offsetting the increases to gross margin listed above, the Delmarva propane distribution operations experienced a decrease in gross margin of $191,000 in the second quarter of 2007 compared to the same period in 2006 because of a $0.06 decrease in the average gross margin per retail gallon. This decrease occurs when the market price of propane decreases to levels closer to the Company’s average inventory price per gallon. Propane gross margin is also impacted by the Company’s pricing with its customers.

Total other operating expenses increased by $379,000 for the Delmarva propane distribution operations in the quarter ended June 30, 2007 compared to the same period in 2006. The significant items contributing to this increase are explained below.

•
The increase in operating expenses for the second quarter of 2007 is magnified by the Company’s one-time recovery of previously incurred costs of $87,000 from one of its propane suppliers. This recovery reimbursed the Company for fixed costs incurred in the removal of above-normal levels of petroleum by-products contained in approximately 75,000 gallons of propane that it purchased from the supplier. The recovery of these costs reduced other operating expenses in the second quarter of 2006.

•	Health care costs increased by $85,000 during the second quarter of 2007 compared to the second quarter of 2006 as the Company experienced a higher cost of health care claims during the period.
•	The operation incurred an additional $108,000 in the second quarter of 2007 compared to 2006 for propane tank recertifications and maintenance to comply with Department of Transportation standards.
•	Depreciation and amortization expense increased by $40,000 as a result of the Company’s continued capital investments.
•	In addition, other operating expenses relating to various items increased collectively by approximately $59,000.

Florida Propane Distribution
The Florida propane distribution operation experienced an increase in gross margin of $39,000, or 15 percent, in the second quarter of 2007 compared to the same period in 2006. Gross margin from propane sales increased $32,000 as a higher average gross margin per retail gallon was partially offset by a nine percent decrease in the volumes sold in 2007. The remaining increase of $7,000 is attributed to higher in-house piping sales. Other operating expenses in the second quarter 2007 compared to the second quarter 2006 increased by $69,000 primarily due to an increase in payroll costs, insurance and higher depreciation expense, partially offset by lower incentive compensation.

Propane Wholesale and Marketing
Gross margin for the Company’s propane wholesale marketing operation increased by $153,000, or 35 percent, in the second quarter of 2007 compared to the same period in 2006. This increase reflects the larger number of market opportunities that arose in the second quarter of 2007 due to price volatility in the propane wholesale market. The increase in gross margin was partially offset by higher other operating expenses of $64,000 primarily due to higher incentive compensation based on the increased earnings in 2007.

Advanced Information Services
The advanced information services segment provides domestic and international clients with information-technology-related business services and solutions for both enterprise and e-business applications. The advanced information services business experienced gross margin growth of approximately $376,000, or 30 percent, and contributed operating income of approximately $179,000 for the three months ended June 30, 2007. Increases in revenue and gross margin were almost completely offset by increases in other operating expenses, consequently, operating income increased by only $7,000 compared to the same period in 2006.

For the Three Months Ended June 30,	2007	2006	Change
Revenue	$3,816,074	$3,054,890	$761,184
Cost of sales	2,166,963	1,781,866	385,097
Gross margin	1,649,111	1,273,024	376,087

Operations & maintenance	1,273,241	958,234	315,007
Depreciation & amortization	35,248	28,276	6,972
Other taxes	161,916	114,453	47,463
Other operating expenses	1,470,405	1,100,963	369,442
Total Operating Income	$178,706	$172,061	$6,645

The increase of revenues in the three months ended June 30, 2007 is attributable to:

•	An increase of $654,000 in consulting revenues as the number of billable hours increased by 20 percent;
•
An increase of $69,000 from Managed Database Administration (“MDBA”) services, first offered in 2006, which provide clients with professional database monitoring and support solutions during business hours or around the clock; and

•	An increase of $38,000 in revenue from training services and product sales.

Other operating expenses increased by $369,000 in the three months ended June 30, 2007 to $1.5 million, compared to $1.1 million for the same period in 2006. This increase in operating expenses is primarily due to an increase in accrued incentive compensation based on improved operating results and other costs incurred to support the growth.

Other Business Operations and Eliminations
Other operations consist primarily of subsidiaries that own real estate leased to other Company subsidiaries and the results of operations for OnSight Energy, LLC (“OnSight”). Other operations generated an operating income of approximately $63,000 for the three months ended June 30, 2007 compared to an operating loss of approximately $26,000 for the same period in 2006. The improved results are primarily from OnSight experiencing a reduced operating loss in the second quarter of 2007.

The Company formed OnSight in 2004 to provide distributed energy services. Distributed energy refers to a variety of small, modular power generating technologies that may be combined with heating and/or cooling systems. For the three months ended June 30, 2007, OnSight had an operating loss of $10,000 compared to an operating loss of $98,000 for the same period in 2006. The reduced operating loss in 2007 is a direct result of actions which the Company took in the third quarter of 2006 to reduce operating expenses going forward.

For the Three Months Ended June 30,	2007	2006	Change
Revenue	$154,623	$155,136	($513)
Cost of sales	4,616	438	4,178
Gross margin	150,007	154,698	(4,691)

Operations & maintenance	33,394	119,301	(85,907)
Depreciation & amortization	39,545	40,827	(1,282)
Other taxes	14,871	21,029	(6,158)
Other operating expenses	87,810	181,157	(93,347)
Operating Income (Loss) - Other	62,197	(26,459)	88,656
Operating Income - Eliminations (1)	772	770	2
Total Operating Income (Loss)	$62,969	($25,689)	$88,658

(1) Eliminations are entries required to eliminate activities between business segments from the consolidated results.

Interest Expense
Total interest expense for the three months ended June 30, 2007 increased approximately $93,000, or six percent, compared to the same period in 2006. The higher interest expense is a result of the following developments:

•
The Company’s average long-term debt balance during the three months ended June 30, 2007 was $78.0 million with a weighted average interest rate of 6.67 percent, compared to $62.8 million with a weighted average interest rate of 7.11 percent for the same period in 2006. The large period-over-period increase in the average long-term debt balance is the result of a debt placement of $20 million Senior Notes (“Notes”) at 5.5 percent in October 2006 with three institutional investors (The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company and United Omaha Life Insurance Company).

•
An increase in the Company’s average short-term interest rate in the three months ended June 30, 2007 compared to 2006. The average interest rate for short-term borrowing increased from 5.46 percent to 5.73 percent.

•
A decrease in the Company’s average short-term debt balance during the three months ended June 30, 2007 compared to the same period in 2006. The average short-term borrowing balance decreased $9.8 million in 2007 to $14.1 million compared to $23.9 million in 2006.

Income Taxes
Income tax expense for the three months ended June 30, 2007 was $846,000 compared to $635,000 for the three months ended June 30, 2006. The increase in income tax expense primarily reflects higher earnings. The effective tax rate for the second quarter of 2007 is 36.3 percent compared to an effective tax rate of 35.9 percent for the same period in 2006.

Results of Operations for the Six Months Ended June 30, 2007
The following discussions on operating income and segment results for the six months ended June 30, 2007 include use of the term “gross margin.” Gross margin is determined by deducting the cost of sales from operating revenue. Cost of sales includes the purchased gas cost for natural gas and propane and the cost of labor spent on direct revenue-producing activities. Gross margin should not be considered an alternative to operating income or net income, which are determined in accordance with GAAP. Chesapeake believes that gross margin, although a non-GAAP measure, is useful and meaningful to investors as a basis for making investment decisions. It provides investors with information that demonstrates the profitability achieved by the Company under its allowed rates for regulated operations and under its competitive pricing structure for non-regulated segments. Chesapeake’s management uses gross margin in measuring its business units’ performance and has historically analyzed and reported gross margin information publicly. Other companies may calculate gross margin in a different manner.

Consolidated Overview
The Company’s net income for the six months ended June 30, 2007 increased $2.2 million, or 31 percent, compared to the same period in 2006. Net income was $9.4 million, or $1.39 per share (diluted), an increase of $0.19 per share compared to 2006. The period-over-period increase in earnings reflects an increase in operating income at the Company’s natural gas and propane operations as a result of continued growth and colder temperatures on the Delmarva Peninsula, which increased volumes sold to customers. The Company estimates that the growth and colder weather contributed $3.4 million and $1.7 million, respectively, to gross margin during the first six months of 2007.

For the Six Months Ended June 30,	2007	2006	Change
Operating Income
Natural Gas	$13,608,264	$11,495,833	$2,112,431
Propane	4,327,658	2,992,101	1,335,557
Advanced Information Services	227,528	188,371	39,157
Other & Eliminations	106,661	(33,709)	140,370
Operating Income	18,270,111	14,642,596	3,627,515

Other Income	287,567	142,299	145,268
Interest Charges	3,193,951	2,994,689	199,262
Income Taxes	5,890,848	4,561,281	1,329,567
Net Income	$9,472,879	$7,228,925	$2,243,954
Diluted Earnings Per Share	$1.39	$1.20	$0.19

Natural Gas
The natural gas segment earned operating income of $13.6 million for the six months ended June 30, 2007 compared to $11.5 million for the corresponding period in 2006, an increase of $2.1 million, or 18 percent.

For the Six Months Ended June 30,	2007	2006	Change
Revenue	$104,875,421	$101,024,221	$3,851,200
Cost of sales	72,899,708	73,166,577	(266,869)
Gross margin	31,975,713	27,857,644	4,118,069

Operations & maintenance	12,703,572	11,367,924	1,335,648
Depreciation & amortization	3,630,193	3,053,083	577,110
Other taxes	2,033,684	1,940,804	92,880
Other operating expenses	18,367,449	16,361,811	2,005,638
Total Operating Income	$13,608,264	$11,495,833	$2,112,431

Statistical Data — Delmarva Peninsula
Heating degree-days ("HDD"):
Actual	2,966	2,457	509
10-year average (normal)	2,737	2,793	(56)

Estimated gross margin per HDD	$2,283	$2,234	$49

Per residential customer added:
Estimated gross margin	$372	$372	$0
Estimated other operating expenses	$106	$106	$0
Residential Customer Information
Average number of customers:
Delmarva	43,471	40,126	3,345
Florida	13,311	12,470	841
Total	56,782	52,596	4,186

Gross margin for the Company’s natural gas segment increased by $4.1 million, or 15 percent, and other operating expenses increased $2.0 million, or 12 percent, in the six months ended June 30, 2007 compared to the same period in 2006. The gross margin increases of $2.0 million for the natural gas transmission operation, $2.3 million for the Delmarva natural gas distribution operations, and $132,000 for the Florida natural gas distribution operation were partially offset by a lower gross margin of $274,000 for the natural gas marketing operation, as further explained below.

Natural Gas Transmission
The natural gas transmission operation achieved gross margin growth of $2.0 million, or 22 percent. This increase was primarily attributed to new transportation capacity contracts implemented in November 2006 and the implementation of temporary rates, subject to refund, based on the status of the FERC rate proceeding discussed below in the “Regulatory Matters” section. In total for 2007, these new transportation capacity contracts are expected to generate a gross margin of $3.3 million above the 2006 gross margin. An increase of $1.3 million in other operating expenses partially offset the increased gross margin. The factors contributing to the increase in other operating expenses are as follows:

•
The increase in operating expenses for the first six months of 2007 is magnified by the FERC’s approval, in July 2006, to defer pre-service costs of the Company’s Energylink Expansion Project as a regulatory asset. The deferral of these costs resulted in the reduction of $310,000 in other operating expenses in the second quarter of 2006. Please refer to the “Regulatory Matters” section below for further information on this expansion project.

•
Payroll and benefit costs increased by $149,000 and $45,000, respectively, to comply with federal pipeline integrity maintenance regulations and to serve the additional growth experienced by the operation.

•	Incentive compensation increased by $24,000 as a result of the improved operating results in 2007 compared to 2006.
•	Regulatory expenses increased by $108,000 in the first six months of 2007 as the Company incurred costs associated with its rate filing with the FERC.
•	The increased level of capital investment caused higher depreciation and asset removal costs of $425,000 and increased property taxes of $52,000.
•	Other operating expenses relating to various items increased collectively by approximately $169,000.

Natural Gas Distribution
The Delmarva distribution operations experienced an increase of $2.3 million, or 19 percent, in gross margin. The significant items contributing to the increase in gross margin include the following:

•
The Company estimates that weather contributed $756,000 to gross margin in the six months ended June 30, 2007 compared to the same period in 2006, as temperatures on the Delmarva Peninsula were 21 percent colder in 2007. The colder temperatures did not have a significant impact on the Maryland distribution operation’s gross margin in the first six months of 2007, because the operation’s approved rate structure now includes a WNA mechanism. The WNA mechanism was implemented in October 2006 and is designed to protect a portion of the Company’s revenues against warmer-than-normal weather, as deviations from normal weather can affect our financial performance and liquidity. The WNA also serves to offset the impact of colder-than-normal weather by reducing the amounts the Company can charge its customers during such periods.

•
Continued residential customer growth also contributed to the increase in gross margin. The average number of residential customers on the Delmarva Peninsula increased by 3,345, or eight percent, for the six months ended June 30, 2007 compared to the same period in 2006, and the Company estimates that these additional residential customers contributed approximately $703,000 to gross margin.

•	In October 2006, the Maryland PSC granted the Company a base rate increase, which resulted in a $495,000 period-over-period increase to gross margin in the first six months of 2007.
•	The remaining $205,000 increase in gross margin can be attributed to various factors, including an increase in the number of commercial and industrial customers.

Gross margin for the Florida distribution operation increased by $133,000, or two percent, in the first six months of 2007 compared to the same period in 2006. The higher gross margin for the period is primarily attributed to the increase in customers as the operation experienced a seven percent growth in residential customers and a three percent growth in commercial customers.

Other operating expense for the natural gas distribution operations increased by $599,000 in the first six months of 2007 compared to the same period in 2006. Among the key components of the increase were the following:

•	Payroll costs increased by $90,000 to serve the additional growth experienced by the operation.
•	Health care costs increased by $113,000 as the Company experienced a higher cost of claims in the first six months of 2007 compared to the same period in 2006.
•	Depreciation and amortization expense, asset removal cost and property taxes increased by $200,000, $99,000 and $52,000, respectively, as a result of the Company’s continued capital investments.
•	In addition, other operating expenses relating to various minor items increased by approximately $86,000.
•
Merchant payment fees decreased by $41,000, as the Company’s Delmarva operation outsourced the processing of credit card payments in April of 2007; this decrease was partially offset by the increased merchant payment fees incurred in the first quarter of 2007.

Natural Gas Marketing
Gross margin for the natural gas marketing operation decreased by $274,000, or 21 percent, for the first six months of 2007 compared to the same period in 2006. The decline in gross margin was primarily the result of unfavorable imbalance resolutions with interstate pipelines, which caused an increase in the cost of gas. Other operating expenses increased by $125,000 for the marketing operation primarily due to increases in payroll and benefit costs, allowance for uncollectible accounts and corporate overhead costs.

Propane
The propane segment experienced an increase of $1.3 million, or 45 percent, in operating income for the six months ended June 30, 2007 compared to the same period in 2006. Gross margin increased by $2.5 million, which was partially offset by an increase in other operating expenses of $1.2 million.

For the Six Months Ended June 30,	2007	2006	Change
Revenue	$34,416,976	$28,488,315	$5,928,661
Cost of sales	21,263,372	17,877,811	3,385,561
Gross margin	13,153,604	10,610,504	2,543,100

Operations & maintenance	7,459,990	6,365,200	1,094,790
Depreciation & amortization	904,368	819,384	84,984
Other taxes	461,588	433,819	27,769
Other operating expenses	8,825,946	7,618,403	1,207,543
Total Operating Income	$4,327,658	$2,992,101	$1,335,557

Statistical Data — Delmarva Peninsula
Heating degree-days ("HDD"):
Actual	2,966	2,457	509
10-year average (normal)	2,737	2,793	(56)

Estimated gross margin per HDD	$1,974	$1,743	$231

Operating income for the propane segment increased by $1.3 million, or 45 percent, to $4.3 million for the six months ended June 30, 2007 compared to the same period in 2006. This increase was due primarily to colder weather on the Delmarva Peninsula in the first six months of 2007, which resulted in increased consumption by customers. Gross margin in the Delmarva propane distribution operations increased, compared to the first six months of 2006, by $2.1 million, primarily due to colder weather. Gross margin also increased in the Florida propane distribution operation and the Company’s wholesale propane marketing operation by $62,000 and $367,000, respectively.

Delmarva Propane Distribution
The Delmarva propane distribution operation’s increase in gross margin of $2.1 million resulted from the following:

•
Volumes sold in the first six months of 2007 increased by 1.9 million gallons, or 13 percent, primarily because temperatures on the Delmarva Peninsula were 21 percent colder during the first six months of 2007 than during the same period in 2006. The Company estimates that the colder weather increased gross margin by approximately $931,000 for the Delmarva propane distribution operation compared to the first six months of 2006.

•
Gross margin further increased by $577,000 in the first six months of 2007, compared to the same period in 2006, because of a $0.05 increase in the average gross margin per retail gallon. This increase occurs when market prices of propane rise greater than the Company’s average inventory price per gallon. This trend reverses, as it did in the second quarter of 2007, when market prices decrease and moves closer to the Company’s inventory price per gallon. Propane gross margin is also impacted by the Company’s pricing with its customers.

•
Gross margin for the Delmarva Community Gas Systems (“CGS”) increased by $529,000 in the first six months of 2007, compared to the same period in 2006, primarily because of the colder weather and an increase in the average number of customers. The average number of CGS customers increased by approximately 1,000 to a total count of approximately 4,680, or a 27 percent increase, compared to the first six months of 2006. The Company expects the growth of its CGS operation to continue as the number of systems currently under construction or under contract is anticipated to provide an additional 7,900 CGS customers, an increase of 169 percent.

•	The remaining $77,000 decrease in gross margin can be attributed to various factors, including lower service sales and wholesale sales.

Total other operating expenses increased by $995,000 for the Delmarva operations in the six months ended June 30, 2007, compared to the same period in 2006. The significant items contributing to this increase are explained below:

•
The increase in operating expenses for the first six months of 2007 is magnified by the Company’s one-time recovery of previously incurred costs of $387,000 from one of its propane suppliers. This recovery reimbursed the Company for fixed costs incurred in the removal of above-normal levels of petroleum by-products contained in approximately 75,000 gallons of propane that it purchased from the supplier. The recovery of these costs reduced other operating expenses in the first six months of 2006.

•	Payroll costs have increased by $73,000 to serve the additional growth experienced by the operation.
•	Incentive compensation increased by $183,000 as a result of the improved operating results in 2007 compared to 2006.
•	Health care costs increased by $80,000 during the first six months of 2007 compared to the same period in 2006 as the Company experienced a higher cost of claims during the period.
•	The operation incurred an additional $116,000 in 2007 for propane tank recertifications and maintenance to comply with Department of Transportation standards.
•	Depreciation and amortization expense increased by $60,000 as a result of the Company’s continued capital investments.
•	In addition, other operating expenses relating to various items increased collectively by approximately $96,000.

Florida Propane Distribution
The Florida propane distribution operation experienced an increase in gross margin of $62,000, or 10 percent, in the first six months 2007 compared to the same period in 2006. Gross margin from propane sales increased $14,000 as a higher average gross margin per retail gallon was partially offset by a two percent decrease in the volumes sold in 2007. The remaining increase of $48,000 is attributed to higher in-house piping sales. Other operating expenses in the first six months of 2007, compared to the same period in 2006, increased by $118,000, primarily due to increases in payroll costs, insurance and depreciation expense, which were partially offset by lower incentive compensation.

Propane Wholesale and Marketing
Gross margin for the Company’s propane wholesale marketing operation increased by $367,000, or 38 percent, in the first six months of 2007 compared to the same period in 2006. This increase reflects the larger number of market opportunities that arose in the first six months of 2007, due to price volatility in the propane wholesale market, which exceeded the level of price fluctuations experienced in the same period of 2006. The increase in gross margin was partially offset by higher other operating expenses of $94,000, due primarily to higher incentive compensation based on the increased earnings in 2007.

Advanced Information Services
The advanced information services business experienced gross margin growth of approximately $625,000, or 25 percent, and contributed operating income of $228,000 for the six months ended June 30, 2007, an increase of $39,000 compared to the same period in 2006.

For the Six Months Ended June 30,	2007	2006	Change
Revenue	$7,121,197	$5,880,094	$1,241,103
Cost of sales	4,001,111	3,385,026	616,085
Gross margin	3,120,086	2,495,068	625,018

Operations & maintenance	2,464,659	1,972,680	491,979
Depreciation & amortization	69,485	61,940	7,545
Other taxes	358,414	272,077	86,337
Other operating expenses	2,892,558	2,306,697	585,861
Total Operating Income	$227,528	$188,371	$39,157

The increase of revenues in the six months ended June 30, 2007 is resulted from:

•	An increase of $1.0 million in consulting revenues as the number of billable hours increased by 17 percent;
•
An increase of $150,000 from Managed Database Administration (“MDBA”) services, first offered in 2006, which provide clients with professional database monitoring and support solutions during business hours or around the clock; and

•	An increase of $66,000 in revenue from training services and product sales.

Other operating expenses increased by $586,000 to $2.9 million in the six months ended June 30, 2007, compared to $2.3 million for the same period in 2006. This increase in operating expenses is due primarily to an increase in accrued incentive compensation based on improved operating results and other costs incurred to support the growth and improved earnings.

Other Business Operations and Eliminations
Other operations generated an operating income of approximately $107,000 for the six months ended June 30, 2007 compared to an operating loss of approximately $34,000 for the same period in 2006. The improved results are attainable primarily to OnSight experiencing a reduced operating loss in the first six months of 2007.

For the six months ended June 30, 2007, OnSight had an operating loss of $42,000 compared to an operating loss of $196,000 for the same period in 2006. The reduced operating loss in 2007 is a direct result of actions which the Company took in the third quarter of 2006 to reduce operating expenses going forward.

For the Six Months Ended June 30,	2007	2006	Change
Revenue	$309,246	$310,271	($1,025)
Cost of sales	4,616	875	3,741
Gross margin	304,630	309,396	(4,766)

Operations & maintenance	86,822	223,390	(136,568)
Depreciation & amortization	80,813	81,484	(671)
Other taxes	31,874	39,771	(7,897)
Other operating expenses	199,509	344,645	(145,136)
Operating Income (Loss) - Other	105,121	(35,249)	140,370
Operating Income - Eliminations (1)	1,540	1,540	0
Total Operating Income (Loss)	$106,661	($33,709)	$140,370

(1) Eliminations are entries required to eliminate activities between business segments from the consolidated results.

Interest Expense
Total interest expense for the first six months of 2007 increased approximately $199,000, or seven percent, compared to the same period in 2006. The higher interest expense is a result of the following developments:

•
The Company’s average long-term debt balance during the first six months of 2007 was $77.8 million with a weighted average interest rate of 6.68 percent, compared to $62.8 million with a weighted average interest rate of 7.14 percent for the same period in 2006. The large year-over-year increase in the average long-term debt balance is the result of a debt placement of $20 million Senior Notes (“Notes”) at 5.5 percent in October 2006 with three institutional investors (The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company and United Omaha Life Insurance Company).

•
An increase in the average short-term interest rates in the first six months of 2007 compared to the same period in 2006. The Company’s average interest rate for short-term borrowing increased from 5.20 percent to 5.72 percent.

•
A decrease in the Company’s average short-term debt balance during the first six months of 2007 compared to the same period in 2006. The average short-term borrowing balance decreased $10.7 million in 2007 to $15.8 million compared to $26.5 million in 2006.

Income Taxes
Income tax expense for the six months ended June 30, 2007 was $5.9 million compared to $4.6 million for the six months ended June 30, 2006. The increase in income tax expense primarily reflects higher earnings. The effective tax rate for the first six months of 2007 is 38.3 percent compared to an effective tax rate of 38.7 percent for the same period in 2006.

Financial Position, Liquidity and Capital Resources

Chesapeake’s capital requirements reflect the capital-intensive nature of its business and are principally attributable to its investment in new plant and equipment and the retirement of outstanding debt. The Company relies on cash generated from operations, short-term borrowing, and other sources to meet normal working capital requirements and to finance capital expenditures. During the first six months of 2007, net cash provided by operating activities was $20.6 million, cash used by investing activities was $15.9 million and cash used by financing activities was $8.3 million.

By comparison, during the first six months of 2006, net cash provided by operating activities was $23.0 million, cash used by investing activities was $16.8 million and cash used by financing activities was $6.3 million.

The Board of Directors has authorized the Company to borrow up to $55.0 million of short-term debt, as required, from various banks and trust companies under short-term lines of credit. As of June 30, 2007, Chesapeake had four unsecured bank lines of credit with two financial institutions, totaling $80.0 million. These bank lines will provide funds for the Company’s short-term cash needs to meet seasonal working capital requirements and to temporarily fund portions of its capital expenditures. Two of the bank lines, totaling $15.0 million, are committed. The other two lines are subject to the availability of bank funds. The outstanding balance of short-term borrowing at June 30, 2007 and December 31, 2006 was $23.6 million and $27.6 million, respectively.

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

Capital Structure
The following presents the Company’s capitalization as of June 30, 2007 and December 31, 2006:

	June 30, 2007		December 31, 2006
	(In thousands, except percentages)

Long-term debt, net of current maturities	$69,965	37%	$71,050	39%
Stockholders' equity	$118,883	63%	$111,152	61%
Total capitalization, excluding short-term debt	$188,848	100%	$182,202	100%

As of June 30, 2007, common equity represented 63 percent of total capitalization, compared to 61 percent at December 31, 2006. If short-term borrowing and the current portion of long-term debt were included in total capitalization, the equity component of the Company’s capitalization would have been 54 percent and 51 percent at June 30, 2007 and December 31, 2006, respectively. Chesapeake remains committed to maintaining a sound capital structure and strong credit ratings to provide the financial flexibility needed to access capital markets when required. This commitment, along with adequate and timely rate relief for the Company’s regulated operations, is intended to ensure that Chesapeake will be able to attract capital from outside sources at a reasonable cost. The Company believes that the achievement of these objectives will provide benefits to customers and creditors, as well as to the Company’s investors.

Shelf Registration
In July 2006, the Company filed a registration statement on Form S-3 with the SEC to issue up to $40.0 million in new common stock and/or debt securities. The registration statement was declared effective by the SEC in November 2006. At June 30, 2007, the Company had approximately $20.0 million remaining under this registration statement.

Cash Flows Provided By Operating Activities
Cash flows provided by operating activities were as follows:

For the Six Months Ended June 30,	2007	2006
Net Income	$9,472,879	$7,228,925
Non-cash adjustments to net income	8,185,897	3,642,120
Changes in working capital	2,959,281	12,099,741
Net cash provided by operating activties	$20,618,057	$22,970,786

Period-over-period changes in our cash flows from operating activities are attributable primarily to net income, depreciation and working capital changes. The changes in working capital are impacted by weather, the price of natural gas and propane, the timing of customer collections, payments of natural gas and propane purchases, and deferred gas cost recoveries.

For the six months ended June 30, 2007, net cash flow provided by operating activities was $20.6 million, a decrease of $2.4 million compared to the same period of 2006. The decrease was due primarily to changes in working capital, which were partially offset by higher net income and higher non-cash adjustments for depreciation and amortization expense and changes in deferred income taxes. The reduction in working capital was due primarily to the decrease in cash provided from accounts receivable and income tax receivable, which was partially offset by a decrease in cash used by accounts payable for gas purchases payable. The changes in accounts receivable and accounts payable were impacted by the weather and the lower gas commodity costs.

Cash Flows Used in Investing Activities
Net cash flows used in investing activities totaled $15.9 million and $16.8 million during the six months ended June 30, 2007 and 2006, respectively. Cash utilized for capital expenditures was $16.0 million and $16.8 million for the first six months of 2007 and 2006, respectively. Additions to property, plant and equipment in these quarters were primarily for natural gas transmission, natural gas distribution and propane distribution. In both 2007 and 2006, the natural gas distribution expenditures were used primarily to fund expansion and facilities improvements. In both periods, the natural gas transmission capital expenditures related primarily to expanding the Company’s transmission system. In addition, $136,000 more than what was recovered through rates charged to customers was used for environmental expenditures in the first six months of 2007 compared to a net recovery of $2,000 for environmental costs through rates charged to customers in the same period in 2006.

Cash Flows Used in Financing Activities
Cash flows used in financing activities totaled $8.3 million and $6.3 million for the six months ended June 30, 2007 and 2006, respectively. Significant financing activities included the following:

•	During the first six months of 2007, the Company reduced short-term debt by $4.8 million compared to a $3.7 million reduction in the first six months of 2006.

•
During the first six months of 2007, the Company paid $3.5 million in cash dividends compared with dividend payments of $2.9 million for the same time period in 2006. The increase in dividends paid over the prior year reflects an increase in the annualized dividend rate from $1.14 per share during the first quarter of 2006 to $1.16 per share in the first quarter of 2007 and the issuance of additional shares of common stock.

•	The Company repaid $1.0 million of long-term debt during the first six months of 2007 and 2006.

Off-Balance Sheet Arrangements
The Company has issued corporate guarantees to certain vendors of its propane wholesale marketing subsidiary, its Florida natural gas supply and management subsidiary and its Delmarva propane distribution subsidiary. These corporate guarantees provide for the payment of propane and natural gas purchases in the event of a subsidiary’s default. Liabilities for these purchases are recorded in the Consolidated Financial Statements. The aggregate amount guaranteed at June 30, 2007 was $21.7 million, with the guarantees expiring on various dates in 2007 and 2008.

In addition to the corporate guarantees, the Company has issued a letter of credit to its primary insurance company for $775,000, which expires on May 31, 2008. The letter of credit is provided as security for claims amounts to satisfy the deductibles on the Company’s policies.

Contractual Obligations
There have not been any material changes in the contractual obligations presented in the Company’s 2006 Annual Report on Form 10-K, except for commodity purchase obligations and forward contracts entered into in the ordinary course of the Company’s business. Below is a summary of the commodity and forward contract obligations at June 30, 2007.

	Payments Due by Period
Purchase Obligations	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Commodities (1)	$2,264,343	$55,506	$0	$0	$2,319,849
Propane (2)	67,461,710	-	-	-	67,461,710
Total Purchase Obligations	$69,726,053	$55,506	$0	$0	$69,781,559

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

(2)
The Company has also entered into forward sale contracts in the aggregate amount of $69.6 million. See Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk,” below for further information.

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

Delaware. On September 2, 2005, the Delaware division filed an application with the Delaware Public Service Commission (“Delaware PSC”) requesting approval of an alternative rate design and rate structure in order to provide natural gas service to prospective customers in eastern Sussex County. While Chesapeake does provide natural gas service to residents and businesses in portions of Sussex County under the Company’s current tariff, natural gas distribution lines have not been extended to a large portion of the State of Delaware’s recently targeted growth areas in eastern Sussex County. In April 2002, Governor Ruth Ann Minner established the Delaware Energy Task Force (“Task Force”), whose mission was to address the State of Delaware’s long-term and short-term energy challenges. In September 2003, the Task Force issued its final report to the Governor that included a strategy related to enhancing the availability of natural gas within the State by evaluating possible incentives for expanding residential and commercial natural gas service. Chesapeake believes its current proposal to implement a rate design that will enable the Company to provide natural gas as a viable energy choice to a broad number of prospective customers within eastern Sussex County is consistent with the Task Force recommendation. As the Delaware division has included these proposals in its filing made on July 6, 2007, the Delaware division anticipates closing this particular proceeding and continuing discussions in the context of the base rate proceeding.

On September 1, 2006, the Company filed with the Delaware PSC its annual Gas Sales Service Rates Application (“GSR”) seeking the approval of the Delaware PSC to change its GSR rates effective for service rendered on and after November 1, 2006. On October 3, 2006, the Delaware PSC authorized the Company to implement the GSR charges on a temporary basis and subject to refund, pending the completion of full evidentiary hearings and a final decision by the Delaware PSC. The Division of the Public Advocate (“DPA”) recommended a cost disallowance of approximately $4.4 million related to the Delaware division’s commodity procurement purchases and a disallowance of approximately $275,000 related to pipeline capacity the Delaware division holds in eastern Sussex County, Delaware. The Delaware PSC Staff recommended a cost disallowance of approximately $2.2 million related to the Delaware division’s commodity procurement purchases and the deferral of approximately $535,000 related to pipeline capacity the Delaware division holds in eastern Sussex County, Delaware. The Company disagreed with these recommendations and opposed the proposed cost disallowance and deferral in its rebuttal position submitted on April 19, 2007. Under established Delaware law, gas procurement costs, like other normally accepted operating expenses, cannot be disallowed unless it is shown that the costs were the result of an abuse of discretion, bad faith, or waste. Management believes that the Company’s gas procurement practices and pipeline capacity costs were reasonable and that, in no event were the costs at issue incurred as a result of any abuse of discretion, bad faith, or waste on the part of the Company. On July 24, 2007, the Delaware PSC approved a settlement agreement between the parties resulting in no cost disallowance for the Delaware division. As a result of the settlement agreement, the Delaware division has agreed to contribute an amount equal to $37,500 per year for the next three years to its internal program designed to benefit elderly, disabled, and low-income customers of the Delaware division. Additionally, with respect to the allowances for recovery of costs associated with pipeline capacity in eastern Sussex County, the settlement provides for the Delaware division to reduce the total amount of GSR charges to be collected from its customers by $275,000, effective beginning with the billing period from November 1, 2007 through October 31, 2008, and provides for the Delaware division to subsequently add $275,000 to the total of its GSR charges to be collected from customers effective for billings from November 1, 2008 through October 31, 2009.

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

On July 6, 2007, the Company filed with the Delaware PSC an application seeking approval of the following: (i) participation by the Company’s Delaware commercial and industrial customers in transportation buying pools served by third-party natural gas marketers; (ii) a base rate adjustment of $1,896,000 annually that represents approximately a 3.25 percent rate increase on average for the Delaware division’s firm customers; (iii) an alternative rate design for residential customers in a defined expansion area in eastern Sussex County, Delaware; and (iv) a revenue normalization mechanism that reduces the impact of natural gas consumption on both customers and the Company. As an incentive for the Delaware division to make the significant capital investments to serve the growing areas of eastern Sussex County and in supporting Delaware’s Energy Policy, the Company has proposed as part of the filing that the Delaware division be permitted to earn a return on equity up to 15 percent. This level of return ensures that the Company’s investors are adequately compensated for the increased risk associated with the higher levels of capital investment necessary to provide natural gas in those growing areas.

Maryland. On September 26, 2006, the Maryland PSC approved a base rate increase for the Maryland division of approximately $780,000 annually. In a settlement agreement entered into in that proceeding, the Maryland division was required to file a depreciation study, which was filed on April 9, 2007. The Maryland division filed formal testimony on July 10, 2007, initiating a phase II of this proceeding. In this filing, the Maryland division proposed a rate decrease of approximately $80,000 annually, resulting from a change in depreciation expense. The Maryland division anticipates a decision from the Maryland PSC on its proposed change in depreciation expense during the fourth quarter of 2007.

On December 14, 2006, the Maryland PSC held an evidentiary hearing to determine the reasonableness of the Maryland division’s four quarterly gas cost recovery filings during the twelve months ended September 30, 2006. On December 15, 2006, the Hearing Examiner issued proposed findings approving the quarterly gas cost recovery rates as filed by the Maryland division and permitting complete recovery of its purchased gas costs for the period under review. No appeals or written exceptions to the proposed findings were made, and a final order approving the quarterly gas cost recovery rates, as filed, was issued by the Maryland PSC on January 17, 2007.

Florida. On September 15, 2006, the Florida gas distribution division filed a petition with the Florida PSC for approval of its Energy Conservation Cost Recovery Factors for the year 2007. Approved on November 30, 2006 by the Florida PSC, the new factors went into effect on January 1, 2007.

On October 10, 2006, the Florida division filed a petition with the Florida PSC for authority to implement phase two of its experimental transitional transportation service (“TTS”) pilot program, and for approval of a new tariff to reflect the division’s transportation service environment. Phase two of the TTS program for residential and certain small commercial consumers will expand the number of pool managers from one to two and increase the gas supply pricing options available to these consumers. Approved on April 24, 2007 by the Florida PSC, phase two of the TTS program will go into effect in the third quarter of 2007.

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

On May 2, 2007, the Florida division filed its summary of activity and true-up calculation for its 2006 Energy Conservation Cost Recovery Program with the Florida PSC. The outcome of this filing is dependent upon an audit of the costs by the Florida PSC, which is expected in the third quarter of 2007. The results of the audit will be incorporated into the calculation of the 2008 Energy Conservation Cost Recovery Factors, which is expected to be filed with the Florida PSC in mid-September 2007.

In compliance with the Florida Administrative Code, the Florida division filed its 2007 Depreciation Study with the Florida PSC on May 17, 2007. This study provides the Florida PSC with the opportunity to review and address the lives, salvage values, reserves and resulting life depreciation rates since the last study performed in 2002. In its filing, the Florida division has requested that any changes to the depreciation rates be made effective January 1, 2008. While the Company cannot predict the outcome of the Florida PSC’s review at this time, the Company anticipates a final decision regarding the depreciation rates in the fourth quarter of 2008.

Eastern Shore. The system expansion and rate matters for Eastern Shore include:

System Expansion 2006 - 2008. On January 20, 2006, Eastern Shore filed an application for a Certificate of Public Convenience and Necessity for its 2006-2008 system expansion project (the “2006 - 2008 Project”) with the FERC. The application requested authority to construct and operate approximately 55 miles of new pipeline facilities and two new metering and regulating station facilities to provide an additional 47,350 dekatherms per day (“dt/d”) of firm transportation service in accordance with the phased-in customer requests of 26,200 dt/d in 2006, 10,300 dt/d in 2007, and 10,850 dt/d in 2008, at a total estimated cost of approximately $33.6 million. On June 13, 2006, the FERC issued a Certificate to Eastern Shore authorizing it to construct and operate the 2006 - 2008 Project as proposed. The following table provides a breakdown of the additional amounts of firm capacity per day, the estimated capital investment required, and the estimated annual gross margin contribution for the new services that will become effective November 1st for each of the respective years of the project:

	Year
Services implemented November 1,	2006	2007	2008
Additional firm capacity per day	26,200	10,300	10,850
Capital investment	$17 million	$8 million	$8 million
Annualized gross margin contribution	$3.7 million	$1.5 million	$1.6 million

Eastern Shore has completed and placed in service the authorized Phase I facilities. The actual capital investment for Phase I was $25.5 million, compared to the $17.0 million original estimate included in the filing. Phase II and Phase III facilities are expected to be constructed in 2007 and 2008, respectively.

Eastern Shore Energylink Expansion Project (“E3 Project”). Eastern Shore has proposed to develop, construct and operate approximately 63 miles of new pipeline facilities to transport natural gas from Calvert County, Maryland, crossing under the Chesapeake Bay into Dorchester and Caroline Counties, Maryland, to points on the Delmarva Peninsula where such facilities would interconnect with Eastern Shore’s existing facilities in Sussex County, Delaware.

On May 31, 2006, Eastern Shore entered into Precedent Agreements (the “Precedent Agreements”) with Delmarva Power & Light Company (“Delmarva”) and Chesapeake, through its Delaware and Maryland Divisions, to provide additional firm transportation services upon completion of the E3 Project.

Chesapeake and Delmarva are parties to existing firm natural gas transportation service agreements with Eastern Shore, and each desires firm transportation services under the E3 Project, as evidenced by the Precedent Agreements. Pursuant to the Precedent Agreements, the parties have agreed to proceed with the required initiatives to obtain the governmental and regulatory authorizations that are necessary for Eastern Shore to provide, and for Chesapeake and Delmarva to utilize firm transportation services under the E3 Project.

Eastern Shore, Chesapeake and Delmarva have also entered into Letter Agreements which provide that, in the event that the E3 Project is not certificated and placed in service, Chesapeake and Delmarva will each pay their proportionate share of certain pre-certification costs by means of a negotiated surcharge of up to $2 million each, over a period of not less than 20 years.

In furtherance of the E3 Project, Eastern Shore submitted a petition to the FERC on June 27, 2006 seeking approval of an uncontested rate-related Settlement Agreement by and between Eastern Shore, Chesapeake and Delmarva (the “Settlement Agreement”). The Settlement Agreement provides Eastern Shore and all customers utilizing Eastern Shore’s system with benefits, including but not limited to the following: (1) advancement of a necessary infrastructure project to meet the growing demand for natural gas on the Delmarva Peninsula; (2) sharing of project development costs by the participating customers in the project; and (3) no development cost risk for non-participating customers. On August 1, 2006, the FERC approved the Settlement Agreement, which was uncontested. On September 6, 2006, Eastern Shore submitted to FERC proposed tariff sheets to implement the provisions of the Settlement Agreement. By Letter Order dated October 6, 2006, the FERC accepted the tariff sheets effective September 7, 2006.

Eastern Shore submitted its Request for Pre-Filing to the FERC on April 23, 2007, and on May 15, 2007, the FERC notified Eastern Shore that its request had been approved. The pre-filing process is intended to engage all interested and affected stakeholders early in the process with the intention of resolving all environmental issues prior to the formal certificate application being filed.

Eastern Shore is actively involved in the FERC’s pre-filing process. Eastern Shore has performed various environmental, engineering and cultural surveys and studies to advance the project and has held meetings with federal, state and local permitting/regulatory agencies, non-governmental organizations and other interested stakeholders. As part of an updated and revised engineering study, Eastern Shore received construction cost estimates for the E3 project which are significantly higher than previous estimates. Eastern Shore has initiated additional analyses to identify and quantify alternative construction methods, cost mitigation strategies and additional markets to retain the economic viability of the project. Eastern Shore has had discussions with several potential new customers who have interest in the project; their participation in the project could offset the impact of the increased project cost. The ultimate success of the E3 project, however, depends upon a number of external factors which cannot be predicted at this time.

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

An initial settlement conference was held on April 17, 2007 at the FERC’s offices in Washington, D.C. On May 14, 2007, Eastern Shore filed a motion to implement its suspended rate increase on May 15, 2007, subject to refund, pending ultimate resolution of the rate case. The Parties reached an agreement in principle at the June 6, 2007 conference. On June 8, 2007, the Chief Administrative Law Judge suspended the procedural schedule to allow time for the Parties to memorialize the settlement in principle into a formal Stipulation and Agreement (“Stipulation”). The Stipulation is currently being circulated among the Parties for final review and revisions. It is anticipated that the Stipulation will be forwarded to the FERC for final approval in the second half of 2007.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the potential loss arising from adverse changes in market rates and prices. Long-term debt is subject to potential losses based on changes in interest rates. The Company’s long-term debt consists of first mortgage bonds, fixed-rate senior notes and convertible debentures. All of the Company’s long-term debt is fixed-rate debt and was not entered into for trading purposes. The carrying value of long-term debt, including current maturities, was $77.6 million at June 30, 2007, as compared to a fair value of $79.4 million, based mainly on current market prices or discounted cash flows, using current rates for similar issues with similar terms and remaining maturities. The Company evaluates whether to refinance existing debt or permanently refinance existing short-term borrowing, based in part on the fluctuation in interest rates.

The Company’s propane distribution business is exposed to market risk as a result of propane storage activities and fixed price contracts for supply. The Company can store up to approximately four million gallons (including leased storage and rail cars) of propane during the winter season to meet its customers’ peak requirements and to serve metered customers. Decreases in the wholesale price of propane may cause the value of stored propane to decline. To mitigate the impact of price fluctuations, the Company has adopted a Risk Management Policy that allows the propane distribution operation to enter into fair value hedges of its inventory. Management reviewed the Company’s storage position as of June 30, 2007 and elected not to hedge any of its inventories.

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

The forward and futures contracts are entered into for trading and wholesale marketing purposes. The propane wholesale marketing business is subject to commodity price risk on its open positions to the extent that market prices for NGL deviate from fixed contract settlement prices. Market risk associated with the trading of futures and forward contracts are monitored daily for compliance with the Company’s Risk Management Policy, which includes volumetric limits for open positions. To manage exposures to changing market prices, open positions are marked up or down to market prices and reviewed by the Company’s oversight officials on a daily basis. In addition, the Risk Management Committee reviews periodic reports on market and the credit risk of counter-parties, approves any exceptions to the Risk Management Policy (within limits established by the Board of Directors) and authorizes the use of any new types of contracts. Quantitative information on forward and futures contracts at June 30, 2007 is presented in the following table.

At June 30, 2007	Quantity in gallons	Estimated Market Prices	Weighted Average Contract Prices
Forward Contracts
Sale	62,081,838	$0.8850 — $1.2100	$1.1209
Purchase	59,934,000	$0.8700 — $1.2000	$1.1256

Estimated market prices and weighted average contract prices are in dollars per gallon. All contracts expire in 2007 or the first quarter 2008.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and Chief Financial Officer of the Company, with the participation of other Company officials, have evaluated the Company’s “disclosure controls and procedures” (as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2007. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007.

Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2007, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors
In addition to the other information set forth in this Form 10-Q, including the risks and uncertainties described under Item 2 of the MD&A hereof entitled “Safe Harbor and Forward Looking Statements,” consideration should be given to the factors discussed under “Item 1A. Risk Factors” in the Company’s Form 10-K for the fiscal year ended December 31, 2006. These risks could affect the operations and/or financial performance of the Company. The risks described in the Form 10-K and this Form 10-Q are not the only risks that the Company faces. The Company’s operations and/or financial performance could also be affected by additional factors that are not presently known to it or that the Company considers immaterial to its operations and/or financial performance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2007 through April 30, 2007 (1)	505	$31.22	0	0
May 1, 2007 through May 31, 2007	0	$0.00	0	0
June 1, 2007 through June 30, 2007	0	$0.00	0	0
Total	505	$31.22	0	0

(1) Chesapeake purchased shares of stock on the open market for the purpose of reinvesting the dividend on shares held in Rabbi Trust accounts for certain Senior Executives. During the quarter, 505 shares were purchased through executive dividend deferrals.
(2) Except for the purpose described in Footnote (1), Chesapeake has no publicly announced plans or programs to repurchase its shares.

Item 3. Defaults upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of the Stockholders of Chesapeake Utilities Corporation was held on May 2, 2007. The items set forth below were submitted to a vote of security holders. Proxies for the meeting were solicited in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended. Broker non-votes had no effect on the outcome of the vote on these matters.

The stockholders elected three nominees to the Company’s Board of Directors to serve as Class II directors for three-year terms ending in 2010, and until their successors are duly elected and qualified.

The following shows the separate tabulation of votes for each nominee:

Name	Votes For	Votes Withheld
Ralph J. Adkins	6,072,913	297,758
Richard Bernstein	6,181,633	189,038
J. Peter Martin	6,222,313	148,358

The terms of the following directors were not subject to re-nomination or re-election on May 2, 2007 and their terms are continuing:

Class III Directors (Terms Expire in 2008)	Class I Directors (Terms Expire in 2009)
Thomas J. Bresnan	Calvert A. Morgan, Jr.
Walter J. Coleman	Eugene H. Bayard
Joseph E. Moore	Thomas P. Hill, Jr.
John R. Schimkaitis

The stockholders approved the ratification of the appointment of Beard Miller Company LLP as the Company’s independent auditors for the fiscal year ending December 31, 2007. There were 6,299,634 affirmative votes, 54,095 negative votes, and 16,942 abstentions.

As of the Record Date, March 15, 2007, 6,717,348 shares of common stock of the Company, the only outstanding class of voting or equity securities of the Company, were outstanding.

Item 5. Other Information
None

Item 6. Exhibits
The exhibits listed on the following Exhibit Index are filed as part of this Report. Exhibits required by Item 601 of Regulation S−K, but which are not listed below, are not applicable.

Exhibit	Description
31.1	Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated August 9, 2007
31.2	Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated August 9, 2007
32.1	Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350, dated August 9, 2007
32.2	Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350, dated August 9, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chesapeake Utilities Corporation

/s/ Michael P. McMasters
Michael P. McMasters
Senior Vice President and Chief Financial Officer

Date: August 9, 2007