Form 10-K
period 2008-12-31
CHESAPEAKE UTILITIES CORP
filed 2009-03-09
CIK 19745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2008
Commission File Number: 001-11590

Chesapeake Utilities Corporation
(Exact name of registrant as specified in its charter)

State of Delaware	51-0064146

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
909 Silver Lake Boulevard, Dover, Delaware 19904
(Address of principal executive offices, including zip code)
302-734-6799
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock — par value per share $.4867	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:
8.25% Convertible Debentures Due 2014
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the common shares held by non-affiliates of Chesapeake Utilities Corporation as of June 30, 2008, the last business day of its most recently completed second fiscal quarter, based on the last trade price on that date, as reported by the New York Stock Exchange, was approximately $168.8 million.
As of February 28, 2009, 6,833,066 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference in Part III.

CHESAPEAKE UTILITIES CORPORATION
FORM 10-K
YEAR ENDED DECEMBER 31, 2008

Page
Part I	4

Item 1. Business	4

Item 1A. Risk Factors	12

Item 1B. Unresolved Staff Comments	19

Item 2. Properties	19

Item 3. Legal Proceedings	20

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 4A. Executive Officers of the Registrant	20

Part II	22

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	22

Item 6. Selected Financial Data	25

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	56

Item 8. Financial Statements and Supplementary Data	56

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	99

Item 9A. Controls and Procedures	99

Item 9B. Other Information	101

Part III	101

Item 10. Directors, Executive Officers of the Registrant and Corporate Governanace	101

Item 11. Executive Compensation	101

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	101

Item 13. Certain Relationships and Related Transactions, and Director Independence	102

Item 14. Principal Accounting Fees and Services	102

Part IV	103

Item 15. Exhibits, Financial Statement Schedules	103

Signatures	108

Exhibit 3.2
Exhibit 10.5
Exhibit 10.7
Exhibit 10.9
Exhibit 10.11
Exhibit 10.13
Exhibit 10.15
Exhibit 10.26
Exhibit 10.27
Exhibit 10.28
Exhibit 12
Exhibit 14.2
Exhibit 21
Exhibit 23.1
Exhibit 23.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

GLOSSARY OF KEY TERMS
Frequently used abbreviations, acronyms, or terms used in this report:
Subsidiaries of Chesapeake Utilities Corporation

BravePoint	BravePoint, Inc., a wholly-owned subsidiary of Chesapeake Services Company, which is a wholly-owned subsidiary of Chesapeake Utilities Corporation

Chesapeake	The Registrant, the Registrant and its subsidiaries, or the Registrant’s subsidiaries, as appropriate in the context of the disclosure

Company	The Registrant, the Registrant and its subsidiaries or the Registrant’s subsidiaries, as appropriate in the context of the disclosure

ESNG	Eastern Shore Natural Gas Company, a wholly-owned subsidiary of Chesapeake

OnSight	Chesapeake OnSight Services, LLC, a wholly-owned subsidiary of Chesapeake

PESCO	Peninsula Energy Services Company, Inc., a wholly-owned subsidiary of Chesapeake

PIPECO	Peninsula Pipeline Company, Inc., a wholly-owned subsidiary of Chesapeake

Sharp Energy	Sharp Energy, Inc., a wholly-owned subsidiary of Chesapeake Utilities Corporation

Sharpgas	Sharpgas, Inc., a wholly-owned subsidiary of Sharp Energy, Inc.

Skipjack	Skipjack, Inc., a wholly-owned subsidiary of Chesapeake Service Company, which is a wholly-owned subsidiary of Chesapeake Utilities Corporation

Tri-County	Tri-County Gas Co., Inc. a wholly-owned subsidiary of Sharp Energy

Xeron	Xeron, Inc., a wholly-owned subsidiary of Chesapeake
Regulatory Agencies

APB	Accounting Principles Board

Delaware PSC	Delaware Public Service Commission

DOT	United States Department of Transportation

EPA	United States Environmental Protection Agency

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FDEP	Florida Department of Environmental Protection

Florida PSC	Florida Public Service Commission

IRS	Internal Revenue Service

Maryland PSC	Maryland Public Service Commission

MDE	Maryland Department of Environment

SEC	Securities and Exchange Commission
Other

AOCI	Accumulated Other Comprehensive Income

AS/SVE	Air Sparging and Soil/Vapor Extraction

CGS	Community Gas Systems

Columbia	Columbia Gas Transmission Corporation

DSCP	Directors Stock Compensation Plan

Dts	Dekatherms

E3 Project	ESNG Energylink Expansion Project

ER	Environmental rider

EITF	Financial Accounting Standards Board Emerging Issues Task Force

FIN	Financial Accounting Standards Board Interpretation Number

FSP	Financial Accounting Standards Board Staff Position

GAAP	Generally Accepted Accounting Principles

GSR	Gas sales service rates
Chesapeake Utilities Corporation 2008 Form 10-K     Page 1

Gulf	Columbia Gulf Transmission Company

Gulfstream	Gulfstream Natural Gas System, LLC

HDD	Heating degree-days

MMBtus	One million (1,000,000) British Thermal Units

NYSE	New York Stock Exchange

PIP	Performance Incentive Plan

S&P 500 Index	Standard & Poor’s 500

SFAS	Statement of Financial Accounting Standards
Accounting Standards

EITF 03-6-1	EITF 03-6-1, Determining Whether instruments Granted in Share-based Payment Transactions are Participating Securities

EITF 07-05	EITF 07-05, Determining Whether an Instrument (of an Embedded Feature) is Indexed to an Entity’s Own Stock

EITF 08-03	EITF 08-03, Accounting for Maintenance Deposits Under Lease Arrangements

EITF 08-05	EITF 08-05, Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement

FIN 39-1	FIN 39-1, a modification to FIN 39, Offsetting of Amounts Related to Certain Contracts

FIN 47	FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143

FIN 48	FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS Statement No. 109

FSP APB 14-1	FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements)

FSP 142-3	FSP 142-3, Determining the Useful Life of Intangible Assets

FSP 157-3	FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active

SFAS No. 71	Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation

SFAS No. 87	Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions

SFAS No. 88	Statement of Financial Accounting Standards No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits

SFAS No. 106	Statement of Financial Accounting Standards No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions

SFAS No. 109	Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes

SFAS No. 112	Statement of Financial Accounting Standards No. 112, Employers’ Accounting for Postemployment Benefits

SFAS No. 115	Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities

SFAS No. 123	Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation

SFAS No. 123R	Statement of Financial Accounting Standards No. 123R, Share-Based Payment

SFAS No. 128	Statement of Financial Accounting Standards No. 128, Earnings Per Share

SFAS No. 132R	Statement of Financial Accounting Standards No. 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits

SFAS No. 133	Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities
Page 2     Chesapeake Utilities Corporation 2008 Form 10-K

SFAS No. 141R	Statement of Financial Accounting Standards No. 141R, Business Combinations

SFAS No. 142	Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets

SFAS No. 143	Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations

SFAS No. 157	Statement of Financial Accounting Standards No. 157, Fair Value Measurements

SFAS No. 158	Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of SFAS Nos. 87, 88, 106, and 132R

SFAS No. 159	Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115

SFAS No. 160	Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin 51

SFAS No. 161	Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS No. 133

SFAS No. 162	Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles
Chesapeake Utilities Corporation 2008 Form 10-K     Page 3

Part I
References in this document to “Chesapeake,” “the Company,” “we,” “us” and “our” mean Chesapeake Utilities Corporation and/or its wholly-owned subsidiaries, as appropriate.
Safe Harbor for Forward-Looking Statements
Chesapeake Utilities Corporation has made statements in this Form 10-K that are considered to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not matters of historical fact and are typically identified by words such as, but not limited to, “believes,” “expects,” “intends,” “plans,” and similar expressions, or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could.” These statements relate to matters such as customer growth, changes in revenues or gross margins, capital expenditures, environmental remediation costs, regulatory trends and decisions, market risks, the competitive position of the Company and other matters. It is important to understand that these forward-looking statements are not guarantees but are subject to certain risks and uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements. The factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, those discussed in Item 1A, “Risk Factors.”
Item 1. Business.
(a) General
Chesapeake is a diversified utility company engaged directly, or through subsidiaries, in natural gas distribution, transmission and marketing, propane distribution and wholesale marketing, advanced information services and other related businesses. Chesapeake is a Delaware corporation that was formed in 1947.
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
(b) Financial Information About Business Segments
Our natural gas segment accounts for approximately 91 percent of Chesapeake’s consolidated operating income and approximately 87 percent of the consolidated net property plant and equipment. The following table shows the size of each of our operating segments based on operating income and net property, plant and equipment.

			Net Property, Plant
(Thousands)	Operating Income		& Equipment
Natural Gas	$25,846	91%	$242,882	87%
Propane	1,586	6%	30,180	11%
Advanced information services	695	2%	915	<1%
Other & eliminations	352	1%	6,694	2%

Total	$28,479	100%	$280,671	100%

Page 4     Chesapeake Utilities Corporation 2008 Form 10-K

Additional financial information by business segment is included in Item 8 under the heading “Notes to Consolidated Financial Statements — Note C.”
(c) Narrative Description of the Business
(i)(a) Natural Gas
Chesapeake’s natural gas segment provides natural gas distribution, transmission and marketing services for its customers. Chesapeake conducts its natural gas distribution operations under three divisions: Delaware, Maryland, and Florida, which are based in their respective service territories. These three divisions serve approximately 65,190 residential, commercial and industrial customers in central and southern Delaware, Maryland’s Eastern Shore and parts of Florida. The Company’s natural gas transmission subsidiary, ESNG, operates a 379-mile interstate pipeline system that transports gas from various points in Pennsylvania to the Company’s Delaware and Maryland distribution divisions, as well as to other utilities and industrial customers in southern Pennsylvania, Delaware and on the Eastern Shore of Maryland. The Company, through its subsidiary, PESCO, also provides natural gas supply and supply management services in the States of Delaware, Florida and Maryland.
Natural Gas Distribution
Chesapeake distributes natural gas to residential, commercial and industrial customers in central and southern Delaware, the Salisbury and Cambridge areas on Maryland’s Eastern Shore, and parts of Florida. These activities are conducted through three utility divisions, one in Delaware, another in Maryland and a third in Florida.
Delaware and Maryland. Chesapeake’s Delaware and Maryland distribution divisions serve approximately 50,670 customers, of which approximately 50,490 are residential and commercial customers purchasing gas primarily for heating and cooking use. The remaining 180 customers are industrial. For the year 2008, operating revenues and deliveries by customer class were as follow:

	Operating Revenues		Deliveries
	(Thousands)		(MMcf’s)
Residential	$47,994	53%	2,590,425	39%
Commercial	29,480	33%	2,312,644	34%
Industrial	2,130	2%	812,224	12%

Subtotal	79,604	88%	5,715,293	85%
Interruptible	9,041	10%	1,035,540	15%
Other (1)	1,934	2%	—	—

Total	$90,579	100%	6,750,833	100%

(1)	Operating revenues from “Other” sources include unbilled revenue, rental of gas properties, and other miscellaneous charges.
Florida. The Florida division distributes natural gas to approximately 13,370 residential and 1,150 commercial and industrial customers in the 14 Counties of Polk, Osceola, Hillsborough, Gadsden, Gilchrist, Union, Holmes, Jackson, Desoto, Pasco, Suwannee, Liberty, Washington and Citrus. For the year 2008, operating revenues and deliveries by customer class were as follow:

	Operating Revenues		Deliveries
	(Thousands)		(MMcf’s)
Residential	$3,725	28%	321,077	2%
Commercial	3,108	24%	1,180,507	7%
Industrial	4,684	36%	14,527,786	91%
Other (1)	1,637	12%	—	0%

Total	$13,154	100%	16,029,370	100%

(1)	Operating revenues from “Other” sources include unbilled revenue, conservation revenue, fees for billing services provided to third-parties, and other miscellaneous charges.
Chesapeake Utilities Corporation 2008 Form 10-K     Page 5

Natural Gas Transmission
ESNG owns and operates an interstate natural gas pipeline and provides open-access transportation services for affiliated and non-affiliated local distribution companies and other customers through an integrated gas pipeline system extending from southeastern Pennsylvania through Delaware to its terminus on the Eastern Shore of Maryland. ESNG also provides swing transportation service and contract storage services. For the year 2008, operating revenues and deliveries by customer class were as follow:

	Operating Revenues		Deliveries
	(Thousands)		(MMcf’s)
Local distribution companies	$19,280	81%	9,720,864	44%
Industrial	3,523	15%	11,191,555	50%
Commercial	968	4%	1,299,878	6%
Other (1)	5	<1%	—	—

Subtotal	23,776	100%	22,212,297	100%
Less: affiliated local distribution companies	11,521	48%	5,978,996	27%

Total non-affiliated	$12,255	52%	16,233,301	73%

(1)	Operating revenues from “Other” sources is from rental of gas properties.
During 2005, Chesapeake formed PIPECO to provide industrial customers in the State of Florida natural gas transportation service as an intrastate pipeline. PIPECO did not have any activity in 2006. On December 4, 2007, the Florida Public Service Commission (“Florida PSC”) approved PIPECO’s natural gas transmission pipeline tariff, which established its operating rules and regulations. PIPECO began marketing its services to potential industrial customers in 2008.
Natural Gas Marketing
PESCO competes with regulated utilities and other unregulated third-party marketers to sell natural gas supplies directly to commercial and industrial customers in the States of Delaware, Maryland, and Florida through competitively-priced contracts. PESCO does not own or operate any natural gas transmission or distribution assets. The gas that PESCO sells is delivered to retail customers through affiliated and non-affiliated local distribution company systems and transmission pipelines. PESCO bills its customers through the billing services of the regulated utilities that deliver the gas, or directly, through its own billing capabilities.
For the year 2008, PESCO’s customers, operating revenues and deliveries were as follow:

			Operating Revenues		Deliveries
State	Customers		(Thousands)		(Dts)
Florida	1,922	99%	$76,862	81%	6,275,717	79%
Delmarva	12	1%	18,552	19%	1,683,695	21%

Total	1,934	100%	$95,414	100%	7,959,412	100%

Gas Supplies, Firm Transportation and Storage Capacity
The Company believes that the availability of gas supply and transportation to its Delaware, Maryland and Florida natural gas distribution operations and to ESNG and PESCO is adequate under existing arrangements to meet the anticipated needs of their customers. The following discussion provides a summary of the gas supplies and pipeline transportation and storage capacities, stated in dekatherms (“Dts”), available to each of the Company’s natural gas operations.
Page 6     Chesapeake Utilities Corporation 2008 Form 10-K

The Company’s Delaware and Maryland natural gas distribution divisions have both firm and interruptible transportation service contracts with four interstate “open access” pipelines, including ESNG. These divisions are directly interconnected with ESNG, and have contracts with interstate pipelines upstream of ESNG. These interstate pipelines include Transcontinental Gas Pipe Line Corporation (“Transco”), Columbia Gas Transmission Corporation (“Columbia”) and Columbia Gulf Transmission Company (“Gulf”). Transco and Columbia are directly interconnected with ESNG; Gulf is directly interconnected with Columbia and indirectly interconnected with ESNG. None of the upstream pipelines is an affiliate of the Company. The divisions use their firm transportation supply resources to meet a significant percentage of their projected demand requirements. In order to meet the difference between firm supply and firm demand, the divisions purchase natural gas supplies on the spot market from various suppliers. This gas is transported by the upstream pipelines and delivered to their interconnections with ESNG. The divisions also have the capability to use propane-air peak-shaving to supplement or displace the spot market purchases.
Delaware.
The following table shows the firm transportation and storage capacity that the Delaware division currently has under contract with ESNG and pipelines upstream of ESNG, including the respective contract expiration dates.

	Firm transportation
	capacity maximum	Firm storage capacity
	peak-day daily	maximum peak-day
Pipeline	deliverability (Dts)	daily withdrawal (Dts)	Expiration
Transco	21,356	6,407	Various dates between 2012 and 2028
Columbia	3,460	8,224	Various dates between 2009 and 2020
Gulf	880	—	Expires in 2009
Eastern Shore	61,637	4,146	Various dates between 2009 and 2023
The Delaware division currently has contracts with several suppliers for the purchase of firm natural gas supply in the amount of its capacity on the Transco and Columbia pipelines. The Delaware division also has contracts for firm peaking gas supplies to be delivered to its system in order to meet the differential between the Delaware division’s capacity on ESNG and capacity on pipelines upstream of ESNG. These supply contracts provide a maximum firm daily entitlement of 51,066 Dts, delivered on the Transco, Columbia, and/or Gulf systems to ESNG for redelivery to the division under firm transportation contracts. These gas supply contracts have various expiration dates, and quantities may vary from day-to-day and month-to-month.
Maryland.
The following table shows the firm transportation and storage capacity that the Maryland division currently has under contract with ESNG and pipelines upstream of ESNG, including the respective contract expiration dates.

	Firm transportation
	capacity maximum	Firm storage capacity
	peak-day daily	maximum peak-day
Pipeline	deliverability (Dts)	daily withdrawal (Dts)	Expiration
Trancso	5,866	2,456	Various dates between 2012 and 2013
Columbia	1,700	3,663	Various dates between 2014 and 2018
Gulf	590	—	Expires in 2009
Eastern Shore	20,528	2,306	Various dates between 2009 and 2023
Chesapeake Utilities Corporation 2008 Form 10-K     Page 7

The Maryland division currently has contracts with several suppliers for the purchase of firm natural gas supply in the amount of its capacity on the Transco and Columbia pipelines. The Maryland division also has contracts for firm peaking gas supplies to be delivered to its system in order to meet the differential between the Maryland division’s capacity on ESNG and capacity on pipelines upstream of ESNG. These supply contracts provide a maximum firm daily entitlement of 16,316 Dts, delivered on the Transco, Columbia, and/or Gulf systems to ESNG for redelivery to the division under firm transportation contracts. These gas supply contracts have various expiration dates, and quantities may vary from day-to-day and month-to-month.
Florida.
The Florida natural gas distribution division has firm transportation service contracts with Florida Gas Transmission Company and Gulfstream Natural Gas System, LLC. Pursuant to a program approved by the Florida PSC, all of the capacity under these agreements has been released to various third parties, including PESCO. Under the terms of these capacity release agreements, Chesapeake is contingently liable to Florida Gas Transmission Company and Gulfstream Natural Gas System, LLC. should any party that acquired the capacity through release fail to pay for the service.
Chesapeake’s contracts with Florida Gas Transmission Company include: (a) a contract, which expires in 2010, for daily firm transportation capacity of 23,519 Dts for the months of November through April, capacity of 20,123 Dts for the months of May through September, and capacity of 22,105 Dts for October; and (b) a contract for daily firm transportation capacity of 1,000 Dts daily, which expires in 2015. Chesapeake’s contract with Gulfstream Natural Gas System, LLC. is for daily firm transportation capacity of 10,000 Dts and expires in 2022.
ESNG.
ESNG has three contracts with Transco for a total of 7,292 Dts of firm peak day storage entitlements and total storage capacity of 288,003 Dts, which expire in 2013. ESNG has retained these firm storage services in order to provide swing transportation service and firm storage service to those customers that have requested such service.
PESCO.
PESCO currently has contracts with ConocoPhillips, British Petroleum Company, and Eagle Energy Partners, LLP for the purchase of firm natural gas supplies. The ConocoPhillips contract, which provides a maximum firm daily entitlement of 15,000 MMBtus, the British Petroleum Company contract, which provides a maximum firm daily entitlement of 10,000 MMBtus, and the Eagles Energy Partners, LLP contract, which provides for a maximum firm daily entitlement of 10,000 MMBtus expire in May 2009. PESCO is currently in the process of obtaining and reviewing supply proposals from suppliers and anticipates executing agreements prior to the expiration of the existing contracts.
Competition
See discussion of competition in Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Competition.”
Rates and Regulation
Chesapeake’s natural gas distribution divisions are subject to regulation by the Delaware, Maryland and Florida PSCs with respect to various aspects of their business, including the rates for sales and transportation to all customers in each respective jurisdiction. All of Chesapeake’s firm distribution sales rates are subject to gas cost recovery mechanisms, which match revenues with gas supply and transportation costs and normally allow full recovery of such costs. Adjustments under these mechanisms, which are limited to such costs, require periodic filings and hearings with the state regulatory authority having jurisdiction.
Page 8     Chesapeake Utilities Corporation 2008 Form 10-K

ESNG is subject to regulation as an interstate pipeline by the Federal Energy Regulatory Commission (“FERC”), which regulates the terms and conditions of service and the rates ESNG can charge for its transportation and storage services.
Management monitors the achieved rates of return of its distribution divisions and ESNG in order to ensure timely filing of rate cases.
Regulatory Proceedings
See discussion of regulatory activities in Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Activities.”
Seasonality of Natural Gas Revenues
Revenues from the Company’s residential and commercial natural gas distribution activities are affected by seasonal variations in weather conditions, which directly influence the volume of natural gas sold and delivered. Specifically, customer demand substantially increases during the winter months, when natural gas is used for heating. Accordingly, the volumes sold for this purpose are directly affected by the severity of winter weather and can vary substantially from year to year. Sustained warmer-than-normal temperatures will tend to result in reduced use of natural gas, while sustained colder-than-normal temperatures will tend to result in greater use. The Company measures the relative impact of weather by using an accepted degree-day methodology. Degree-day data is used to estimate amounts of energy required to maintain comfortable indoor temperature levels based on each day’s average temperature. A degree-day is the measure of the variation in the weather based on the extent to which the average daily temperature (from 10:00 am to 10:00 am) falls below 65 degrees Fahrenheit. Each degree of temperature below 65 degrees Fahrenheit is counted as one heating degree-day. Normal heating degree-days are based on the most recent 10-year average.
In efforts to stabilize the level of net revenues collected from customers, the Company received approval from the Maryland Public Service Commission (“Maryland PSC”) on September 26, 2006 to implement a weather normalization adjustment for its residential heating and smaller commercial heating customers. A weather normalization adjustment is a billing adjustment mechanism that is designed to eliminate the effect of deviations from average seasonal temperatures on utility net revenues.
(i)(b) Propane
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
Chesapeake’s retail propane distribution group consists of: (1) Sharp Energy, Inc., (2) Sharpgas, Inc., and (3) Tri-County Gas Co., Inc. The propane wholesale marketing operation consists of Xeron, Inc.
Propane Distribution.
During 2008, our propane distribution operations served approximately 35,170 customers throughout Delaware, the Eastern Shore of Maryland and Virginia, southeastern Pennsylvania and parts of Florida and delivered approximately 27.9 million retail and wholesale gallons of propane. The propane distribution business is affected by many factors, such as seasonality, the absence of price regulation, and competition among local providers.
Chesapeake Utilities Corporation 2008 Form 10-K     Page 9

For the year 2008, operating revenues, total gallons sold and number of customers for our Delmarva and Florida propane distribution operations were as follow:

	Operating Revenues		Total Gallons Sold		Average No. of
	(Thousands)		(Thousands)		Customers
Delmarva	$59,173	95%	26,765	96%	32,889	94%
Florida	3,412	5%	1,182	4%	2,280	6%

Total	$62,585	100%	27,947	100%	35,169	100%

The Company’s propane distribution operations purchase propane primarily from suppliers, including major oil companies, independent producers of natural gas liquids and from Xeron. Supplies of propane from these and other sources are readily available for purchase by the Company.
The Company’s propane distribution operations use trucks and railroad cars to transport propane from refineries, natural gas processing plants or pipeline terminals to its bulk storage facilities. The Company’s Delmarva-based propane distribution operation owns bulk propane storage facilities with an aggregate capacity of approximately 2.4 million gallons at 42 plant facilities in Delaware, Maryland, Pennsylvania and Virginia, located on real estate that is either owned or leased. The Company’s Florida-based propane distribution operation owns three bulk propane storage facilities with a total capacity of 66,000 gallons. From these storage facilities, propane is delivered primarily by “bobtail” trucks, owned and operated by the Company, to tanks located at the customers’ premises.
Propane Wholesale Marketing.
In May 1998, Chesapeake acquired Xeron, a natural gas liquids trading company located in Houston, Texas. Xeron markets propane to large, independent petrochemical companies, resellers and retail propane companies in the southeastern United States. For 2008, Xeron had operating revenues totaling approximately $3.3 million. The propane wholesale marketing business is affected by wholesale price volatility and supply levels. Additional information on Xeron’s trading and wholesale marketing activities, market risks and the controls that limit and monitor Xeron’s risks is included in Item 7 under the heading “Management’s Discussion and Analysis — Market Risk.”
Xeron does not own physical storage facilities or equipment to transport propane; however, it contracts for storage and pipeline capacity to facilitate the sale of propane on a wholesale basis.
Competition
See discussion of competition in Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Competition.”
Rates and Regulation
The propane distribution and wholesale marketing activities are not subject to any federal or state pricing regulation. Transport operations are subject to regulations concerning the transportation of hazardous materials promulgated by the Federal Motor Carrier Safety Administration within the United States Department of Transportation (“DOT”) and enforced by the various states in which such operations take place. Propane distribution operations are also subject to state safety regulations relating to “hook-up” and placement of propane tanks.
The Company’s propane operations are subject to operating hazards normally associated with the handling, storage and transportation of combustible liquids, such as the risk of personal injury and property damage caused by fire. The Company carries general liability insurance in the amount of $35 million, but there is no assurance that such insurance will be adequate to cover all potential liabilities.
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
Page 10     Chesapeake Utilities Corporation 2008 Form 10-K

(i)(c) Advanced Information Services
Chesapeake’s advanced information services segment consists of BravePoint, Inc. headquartered in Norcross, Georgia, which provides domestic and international clients with information-technology-related business services and solutions for both enterprise and e-business applications.
Competition
See discussion of competition in Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Competition.”
(i)(d) Other Subsidiaries
Skipjack and Eastern Shore Real Estate, Inc. own and lease office buildings in Delaware and Maryland to affiliates of Chesapeake. Chesapeake Investment Company is an affiliated investment company registered in Delaware. During the quarter ended September 30, 2007, Chesapeake decided to close its distributed energy services subsidiary, OnSight.
(ii) Capital Budget
A discussion of capital expenditures by business segment and capital expenditures for environmental remediation facilities is included in Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
(iii) Employees
As of December 31, 2008, Chesapeake had 448 employees, including 180 in natural gas, 132 in propane and 93 in advanced information services. The remaining 43 employees are considered general and administrative and include officers of the Company, treasury, accounting, internal audit, information technology, human resources and other administrative personnel.
(iv) Financial Information about Geographic Areas
All of the Company’s material operations, customers, and assets occur and are located in the United States.
(d) Available Information
As a public company, Chesapeake files annual, quarterly and other reports, as well as its annual proxy statement and other information, with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549-5546; the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
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
Chesapeake has a Business Code of Ethics and Conduct applicable to all employees, officers and directors and a Code of Ethics for Financial Officers. Copies of the Business Code of Ethics and Conduct and the Financial Officer Code of Ethics are available on our internet website. Chesapeake also adopted Corporate Governance Guidelines and Charters for the Audit Committee, Compensation Committee, and Corporate Governance Committee of the Board of Directors, each of which satisfies the regulatory requirements established by the SEC and the New York Stock Exchange (“NYSE”). The Board of Directors has also adopted Corporate Governance Guidelines on Director Independence, which conform to the NYSE listing standards on director independence. Each of these documents also is available on Chesapeake’s Internet website or may be obtained by writing to: Corporate Secretary; c/o Chesapeake Utilities Corporation; 909 Silver Lake Blvd.; Dover, DE 19904.
Chesapeake Utilities Corporation 2008 Form 10-K     Page 11

If Chesapeake makes any amendment to, or grants a waiver of, any provision of the Business Code of Ethics and Conduct or the Code of Ethics for Financial Officers applicable to its principal executive officer, principal financial officer, principal accounting officer or controller, the amendment or waiver will be disclosed within five business days on the Company’s Internet website.
Our Chief Executive Officer certified to the NYSE on May 20, 2008 that, as of that date, he was unaware of any violation by Chesapeake Utilities Corporation of the NYSE’s corporate governance listing standards.
Item 1A. Risk Factors.
The following is a discussion of the primary financial, operational, regulatory and legal, and environmental risk factors that may affect the operations and/or financial performance of the regulated and unregulated businesses of Chesapeake. Refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this report for an additional discussion of these and other related factors that affect the Company’s operations and/or financial performance.
Financial Risks
Instability and volatility in the financial markets could have a negative impact on our growth strategy.
Our business strategy includes the continued pursuit of growth, both organically and through acquisitions. To the extent that we do not generate sufficient cash from operations, we may incur additional indebtedness to finance our growth. The turmoil experienced in the credit markets during 2008 and its potential impact on the liquidity of major financial institutions may have an adverse effect on our ability to fund our business strategy through borrowings, under either existing or newly created arrangements in the public or private markets on terms we believe to be reasonable. Specifically, we rely on access to both short-term and longer-term capital markets as a significant source of liquidity for capital requirements not satisfied by the cash flow from our operations. Currently, $45 million of the total $100 million of short-term lines of credit utilized to satisfy our short-term financing requirements are discretionary, uncommitted lines of credit. We utilize discretionary lines of credit to reduce the cost associated with these short-term financing requirements. We are committed to maintaining a sound capital structure and strong credit ratings to provide the financial flexibility needed to access the capital markets when required. However, if we are not able to access capital at competitive rates, our ability to implement our strategic plan, undertake improvements and make other investments required for our future growth may be limited.
Current levels of market volatility are unprecedented.
The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months. In recent weeks, the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers. There is no assurance that recent government intervention to help stabilize credit markets and financial institutions and restore liquidity will have beneficial effects in the credit markets, will address credit or liquidity issues of companies that participate in the programs or will reduce volatility or uncertainty in the financial markets. If current levels of market disruption and volatility continue or worsen, we would seek to meet our liquidity needs by drawing upon contractually committed lending agreements primarily provided by banks and/or by seeking other funding sources. Under such extreme market conditions, however, there can be no assurance that such agreements and other funding sources would be available or sufficient.
Page 12     Chesapeake Utilities Corporation 2008 Form 10-K

Difficult conditions in the financial services markets have materially and adversely affected the business and results of operations of many financial institutions, and we do not know when and if these conditions may improve in the near future.
Dramatic declines in the housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially representing mortgage-backed securities but more recently including credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally.
The unsoundness of financial institutions could adversely affect the Company.
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
Our ability to obtain adequate and cost-effective capital depends on our credit ratings, which are greatly affected by our financial performance and the liquidity of financial markets. A downgrade in our current credit ratings could adversely affect our access to capital markets, as well as our cost of capital.
Debt covenant obligations, if triggered, may affect our financial condition.
Our long-term debt obligations and committed short-term lines of credit contain financial covenants related to debt-to-capital ratios and interest-coverage ratios. Failure to comply with any of these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of outstanding debt obligations or the inability to borrow under certain credit agreements. Any such acceleration would cause a material adverse change in Chesapeake’s financial condition.
The continuation of recent economic conditions could adversely affect our customers and negatively impact our financial results.
The slowdown in the U.S. economy, together with increased unemployment, mortgage and other credit defaults and significant decreases in the values of homes and investment assets, have adversely affected the financial resources of many domestic households. It is unclear whether governmental responses to these conditions will be successful in lessening the severity or duration of the current recession. As a result, our customers may use less gas or propane and/or it may become more difficult for them to pay their gas or propane bills. This may slow collections and lead to higher than normal levels of accounts receivable, which in turn, could increase our financing requirements and result in higher bad debt expense.
Chesapeake Utilities Corporation 2008 Form 10-K     Page 13

Further changes in economic conditions and interest rates may adversely affect our results of operations and cash flows.
A continued downturn in the economies of the regions in which we operate might adversely affect our ability to increase our customer base and cash flows at historical rates. Further, an increase in interest rates, without the recovery of the higher cost of debt in the sales and/or transportation rates we charge our utility customers, could adversely affect future earnings. An increase in short-term interest rates would negatively affect our results of operations, which depend on short-term lines of credit to finance accounts receivable and storage gas inventories, and to temporarily finance capital expenditures.
Inflation may impact our results of operations, cash flows and financial position.
Inflation affects the cost of supply, labor, products and services required for operations, maintenance and capital improvements. To help cope with the effects of inflation on our capital investments and returns, we seek rate relief from regulatory commissions for regulated operations and closely monitor the returns of our unregulated business operations. There can be no assurance that we will be able to obtain adequate and timely rate relief to offset the effects of inflation. To compensate for fluctuations in propane gas prices, we adjust our propane selling prices to the extent allowed by the market. There can be no assurance, however, that we will be able to increase propane sales prices sufficiently to compensate fully for such fluctuations in the cost of propane gas to us.
Current market conditions have had a negative impact on the return on plan assets for our pension plan, which may require additional funding and negatively affect our cash flows.
We have a pension plan that has been closed to new employees since January 1, 1999. The costs of providing benefits and related funding requirements of this plan are subject to changes in the market value of the assets that fund the plan. As a result of the extreme volatility and disruption in the domestic and international equity and bond markets, our pension plan experienced a decline of $4.3 million in its asset values during the year. The funded status of the plan and the related costs reflected in our financial statements are affected by various factors that are subject to an inherent degree of uncertainty, particularly in the current economic environment. Under the Pension Protection Act of 2006, continued losses of asset values may necessitate accelerated funding of the plan in the future to meet minimum federal government requirements. Continued downward pressure on the asset values of the plan may require us to fund obligations earlier than it had originally planned, which would have a negative impact on our cash flows from operations, decrease borrowing capacity and increase interest expense.
Our operations are exposed to market risks, beyond our control, which could adversely affect our financial results and capital requirements.
Our PESCO and Xeron operations are subject to market risks beyond our control, including market liquidity and commodity price volatility. Although we maintain a risk management policy, we may not be able to offset completely the price risk associated with volatile commodity prices, which could lead to volatility in our earnings. Physical trading also has price risk on any net open positions at the end of each trading day, as well as volatility resulting from: (i) intra-day fluctuations of gas and/or propane prices, and (ii) daily price movements between the time natural gas and/or propane is purchased or sold for future delivery and the time the related purchase or sale is hedged. The determination of our net open position at the end of any trading day requires us to make assumptions as to future circumstances, including the use of gas and/or propane by our customers in relation to our anticipated market positions. Because the price risk associated with any net open position at the end of such day may increase if the assumptions are not realized, we review these assumptions daily. Net open positions may increase volatility in our financial condition or results of operations if market prices move in a significantly favorable or unfavorable manner, because the timing of the recognition of profits or losses on the hedges for financial accounting purposes usually does not match up with the timing of the economic profits or losses on the item being hedged. This volatility may occur, with a resulting increase or decrease in earnings or losses, even though the expected profit margin is essentially unchanged from the date the transactions were consummated.
Page 14     Chesapeake Utilities Corporation 2008 Form 10-K

Operational Risks
Fluctuations in weather may adversely affect our results of operations, cash flows and financial condition.
Our natural gas and propane distribution operations are sensitive to fluctuations in weather conditions, which directly influence the volume of natural gas and propane sold and delivered. A significant portion of our natural gas and propane distribution revenues is derived from the sales and deliveries of natural gas and propane to residential and commercial heating customers during the five-month peak heating season (November through March). If the weather is warmer than normal, we sell and deliver less natural gas and propane to customers, and earn less revenue. In addition, hurricanes or other extreme weather conditions could damage production or transportation facilities, which could result in decreased supplies of natural gas and propane, increased supply costs and higher prices for customers.
The amount and availability of natural gas and propane supplies are difficult to predict; a substantial reduction in available supplies could reduce our earnings in those segments.
Natural gas and propane production can be affected by factors beyond our control, such as weather and refinery closings. If we are unable to obtain sufficient natural gas and propane supplies to meet demand, results in those segments may be adversely affected.
We rely on having access to interstate natural gas pipelines’ transportation and storage capacity; a substantial disruption or lack of growth in these services may impair our ability to meet customers’ existing and future requirements.
In order to meet existing and future customer demands for natural gas, we must acquire both sufficient natural gas supplies and interstate pipeline and storage capacity to serve such requirements. We must contract for reliable and adequate delivery capacity for our distribution systems while considering the dynamics of the interstate pipeline and storage capacity market, our own on-system resources, as well as the characteristics of our markets. Chesapeake, along with other local natural gas distribution companies and other participants in the industry, has voiced concern regarding the future availability of additional upstream interstate pipeline and storage capacity. This is a business issue which we must continue to manage as our customer base grows.
Natural gas and propane commodity price changes may affect the operating costs and competitive positions of our natural gas and propane distribution operations, which may adversely affect our results of operations, cash flows and financial condition.
Natural Gas. Higher natural gas prices can significantly increase the cost of gas billed to our customers. Such cost increases generally have no immediate effect on our revenues and net income because of our regulated gas recovery mechanisms. Our net income, however, may be reduced by higher expenses that we may incur for uncollectible customer accounts and by lower volumes of natural gas deliveries when customers reduce their consumption. Therefore, increases in the price of natural gas can affect our operating cash flows and the competitiveness of natural gas as an energy source.
Propane. Propane costs are subject to volatile changes as a result of product supply or other market conditions, including economic and political factors affecting crude oil and natural gas supply or pricing. Such cost changes can occur rapidly and can affect profitability. There is no assurance that we will be able to pass on propane cost increases fully or immediately, particularly when propane costs increase rapidly. Therefore, average retail sales prices can vary significantly from year-to-year as product costs fluctuate in response to propane, fuel oil, crude oil and natural gas commodity market conditions. In addition, in periods of sustained higher commodity prices, declines in retail sales volumes due to reduced consumption and increased amounts of uncollectible accounts may adversely affect net income.
Our propane inventory is subject to inventory risk, which may adversely affect our results of operations and financial condition.
The Company’s propane distribution operations own bulk propane storage facilities, with an aggregate capacity of approximately 2.5 million gallons. We purchase and store propane based on several factors, including inventory levels and the price outlook. We may purchase large volumes of propane at current market prices during periods of low demand and low prices, which generally occur during the summer months. Propane is a commodity, and, as such, its unit price is subject to volatile fluctuations in response to changes in supply or other market conditions. We have no control over these market conditions. Consequently, the unit price of the propane that we purchase can change rapidly over a short period of time. The market price for propane could fall below the price at which we made the purchases, which would adversely affect our profits or cause sales from that inventory to be unprofitable. In addition, falling propane prices may result in inventory write-downs as required by Generally Accepted Accounting Principles (“GAAP”) if the market price of propane falls below our weighted average cost of inventory, and therefore, could adversely affect net income.
Chesapeake Utilities Corporation 2008 Form 10-K     Page 15

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
PESCO competes with third-party suppliers to sell gas to commercial and industrial customers. In our gas transportation and distribution operations, our competitors include interstate pipelines, when our transmission and/or distribution customers are located close enough to a competing pipeline to make direct connections economically feasible.
Our propane distribution operations compete with several other propane distributors, primarily on the basis of service and price, emphasizing reliability of service and responsiveness. Some of our competitors have significantly greater resources. The retail propane industry is mature, and we foresee modest growth in total demand. Given this limited growth, we expect that year-to-year industry volumes will be principally affected by weather patterns. Therefore, our ability to grow the propane distribution business is contingent upon continued execution of our community gas systems strategy to capture additional market share, successful penetration of new service territories, and successful utilization of pricing programs that retain and grow our customer base. Failure to retain and grow our customer base would have an adverse effect on our results.
Xeron competes against various marketers, many of which have significantly greater resources and are able to obtain price or volumetric advantages.
BravePoint faces significant competition from a number of larger competitors having substantially greater resources available to them to compete on the basis of technological expertise, reputation and price.
Changes in technology may adversely affect our advanced information services segment’s results of operations, cash flows and financial condition.
BravePoint participates in a market that is characterized by rapidly changing technology and accelerating product introduction cycles. The success of our advanced information services segment depends upon our ability to address the rapidly changing needs of our customers by developing and supplying high-quality, cost-effective products, product enhancements and services, on a timely basis, and by keeping pace with technological developments and emerging industry standards. There is no assurance that we will be able to keep up with technological advancements necessary to keep our products and services competitive.
Our energy marketing subsidiaries have credit risk and credit requirements that may adversely affect our results of operations, cash flows and financial condition.
Xeron and PESCO extend credit to counter-parties. While we believe Xeron and PESCO utilize prudent credit policies, each of these subsidiaries is exposed to the risk that it may not be able to collect amounts owed to it. If the counter-party to such a transaction fails to perform, and any underlying collateral is inadequate, we could experience financial losses.
Page 16     Chesapeake Utilities Corporation 2008 Form 10-K

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
Fluctuating commodity prices may affect our earnings and financing costs because our propane distribution and wholesale marketing segments use derivative instruments, including forwards, swaps and puts, to hedge price risk. In addition, we have utilized in the past, and may decide, after further evaluation, to continue to utilize derivative instruments to hedge price risk for our Delaware and Maryland natural gas distribution divisions, as well as PESCO. While we have a risk management policy and operating procedures in place to control our exposure to risk, if we purchase derivative instruments that are not properly matched to our exposure, our results of operations, cash flows, and financial conditions may be adversely affected.
Changes in customer growth may affect earnings and cash flows.
Chesapeake’s ability to increase gross margins in its regulated and propane businesses is dependent upon the residential construction market, adding new commercial and industrial customers and conversion of customers to natural gas or propane from other fuel sources. Slowdowns in these markets could adversely affect the Company’s gross margin in its regulated or propane businesses, its earnings and cash flows.
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
Chesapeake’s facilities and operations could be targets of acts of terrorism.
Chesapeake’s natural gas distribution, natural gas transmission and propane storage facilities may be targets of terrorist activities that could result in a disruption of our ability to meet customer requirements. Terrorist attacks may also disrupt capital markets and Chesapeake’s ability to raise capital. A terrorist attack on Chesapeake’s facilities, or those of its suppliers or customers, could result in a significant decrease in revenues or a significant increase in repair costs, which could adversely affect our results of operations, financial position and cash flows.
The risk of terrorism and political unrest and the current hostilities in the Middle East may adversely affect the economy and the price and availability of propane, refined fuels and natural gas.
Terrorist attacks, political unrest and the current hostilities in the Middle East may adversely affect the price and availability of propane, refined fuels and natural gas, as well as our results of operations, our ability to raise capital and our future growth. The impact that the foregoing may have on our industry in general, and on us in particular, is not known at this time. An act of terror could result in disruptions of crude oil or natural gas supplies and markets (the sources of propane), and our infrastructure facilities could be direct or indirect targets. Terrorist activity may also hinder our ability to transport propane and natural gas if our means of supply transportation, such as rail or pipeline, become damaged as a result of an attack. A lower level of economic activity could result in a decline in energy consumption, which could adversely affect our revenues or restrict our future growth. Instability in the financial markets as a result of terrorism could also affect our ability to raise capital. Terrorist activity and hostilities in the Middle East could likely lead to increased volatility in prices for propane, refined fuels and natural gas. We maintain insurance policies with insurers in such amounts and with such coverage and deductibles as we believe are reasonable and prudent. There can be no assurance, however, that such insurance will be adequate to protect us from all material expenses related to potential future claims for personal injury and property damage or that such levels of insurance will be available in the future at economical prices.
Chesapeake Utilities Corporation 2008 Form 10-K     Page 17

Operational interruptions to our gas transmission and distribution activities, caused by accidents, malfunctions, severe weather (such as a major hurricane), a pandemic or acts of terrorism, could adversely impact earnings.
Inherent in our gas transmission and distribution activities are a variety of hazards and operational risks, such as leaks, ruptures and mechanical problems. If they are severe enough or if they lead to operational interruptions, they could cause substantial financial losses. In addition, these risks could result in loss of human life, significant damage to property, environmental damage, impairment of our operations and substantial loss to us. The location of pipeline and storage facilities near populated areas, including residential areas, commercial business centers, industrial sites and other public gathering places, could increase the level of damages resulting from these risks. The occurrence of any of these events could adversely affect our financial position, results of operations and cash flows.
Unionization campaigns could adversely affect our results of operations.
The Company may become a target of unionization campaigns. Unions may attempt to pressure Chesapeake’s employees to choose union representation. Such campaigns could be materially disruptive to our business and could have an adverse effect on our results of operations.
Regulatory and Legal Risks
Regulation of the Company, including changes in the regulatory environment, may adversely affect our results of operations, cash flows and financial condition.
The Delaware, Maryland and Florida PSCs regulate our natural gas distribution operations in those States; ESNG is regulated by the FERC. These commissions set the rates that we can charge customers for services subject to their regulatory jurisdiction. Our ability to obtain timely future rate increases and rate supplements to maintain current rates of return depends on regulatory approvals, and there can be no assurance that our regulated operations will be able to obtain such approvals or maintain currently authorized rates of return.
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
Page 18     Chesapeake Utilities Corporation 2008 Form 10-K

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
We may be exposed to certain regulatory and financial risks related to climate change.
Climate change is receiving ever increasing attention from scientists and legislators alike. The debate is ongoing as to the extent to which our climate is changing, the potential causes of this change and its potential impacts. Some attribute global warming to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions.
There are a number of legislative and regulatory proposals to address greenhouse gas emissions, which are in various phases of discussion or implementation. The outcome of federal and state actions to address global climate change could result in a variety of regulatory programs, including potential new regulations, additional charges to fund energy efficiency activities, or other regulatory actions. These actions could:
•	result in increased costs associated with our operations;
•	increase other costs to our business;
•	affect the demand for natural gas and propane; and
•	impact the prices we charge our customers.
Any adoption by federal or state governments mandating a substantial reduction in greenhouse gas emissions could have far-reaching and significant impacts on the energy industry. We cannot predict the potential impact of such laws or regulations on our future consolidated financial condition, results of operations or cash flows.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
(a) General
The Company owns offices and operates facilities in the following locations: Pocomoke, Salisbury, Cambridge and Princess Anne, Maryland; Dover, Seaford, Laurel and Georgetown, Delaware; Lecato, Virginia; and Winter Haven, Florida. The Company rents office space in Dover, Ocean View, and South Bethany, Delaware; Jupiter and Lecanto, Florida; Chincoteague and Belle Haven, Virginia; Easton, Maryland; Honey Brook and Allentown, Pennsylvania; Houston, Texas; and Norcross, Georgia. In general, the Company believes that its offices and facilities are adequate for the uses for which they are employed.
(b) Natural Gas Distribution
The Company owns over 1,076 miles of natural gas distribution mains (together with related service lines, meters and regulators) located in its Delaware and Maryland service areas and 754 miles of natural gas distribution mains (and related equipment) in its Florida service areas. The Company also owns facilities in Delaware and Maryland, which it uses for propane-air injection during periods of peak demand.
Chesapeake Utilities Corporation 2008 Form 10-K     Page 19

(c) Natural Gas Transmission
ESNG owns and operates approximately 379 miles of transmission pipelines, extending from supply interconnects at Parkesburg, Pennsylvania; Daleville, Pennsylvania; and Hockessin, Delaware, to approximately 81 delivery points in southeastern Pennsylvania, Delaware and the Eastern Shore of Maryland.
(d) Propane Distribution and Wholesale Marketing
The Company’s Delmarva-based propane distribution operation owns bulk propane storage facilities, with an aggregate capacity of approximately 2.4 million gallons, at 42 plant facilities in Delaware, Maryland, Pennsylvania and Virginia, located on real estate that is either owned or leased. The Company’s Florida-based propane distribution operation owns three bulk propane storage facilities with a total capacity of 66,000 gallons. Xeron does not own physical storage facilities or equipment to transport propane; however, it leases propane storage and pipeline capacity.
Item 3. Legal Proceedings.
(a) General
The Company and its subsidiaries are currently involved in various legal actions and claims arising in the normal course of business. The Company is also involved in certain administrative proceedings before various governmental agencies concerning rates. In the opinion of management, the ultimate disposition of these current proceedings will not have a material effect on the Company’s consolidated financial position.
(b) Environmental
See discussion of environmental commitments and contingencies in Item 8 under the heading “Notes to Consolidated Financial Statements — Note N.”
Item 4. Submission of Matters to a Vote of Security Holders.
None
Item 4A. Executive Officers of the Registrant.
Set forth below are the names, ages, and positions of executive officers of the registrant at December 31, 2008, with their recent business experience. The age of each officer is as of the filing date of this report.

Name	Age	Position
John R. Schimkaitis	61	President and Chief Executive Officer
Michael P. McMasters	50	Executive Vice President and Chief Operating Officer
Beth W. Cooper	42	Senior Vice President and Chief Financial Officer
Stephen C. Thompson	48	Senior Vice President and President, ESNG
S. Robert Zola	56	President, Sharp Energy
John R. Schimkaitis is President and Chief Executive Officer of Chesapeake and its subsidiaries. Mr. Schimkaitis assumed the role of Chief Executive Officer on January 1, 1999. He has served as President since 1997. Mr. Schimkaitis previously served as Chief Operating Officer, Executive Vice President, Senior Vice President, Chief Financial Officer, Vice President, Treasurer, Assistant Treasurer and Assistant Secretary of Chesapeake.
Michael P. McMasters was appointed as Executive Vice President and Chief Operating Officer in September of 2008. Prior to this appointment, Mr. McMasters served as Senior Vice President since 2004 and Chief Financial Officer of the Company since 1996. He has previously held the positions of Vice President, Treasurer, Director of Accounting and Rates, and Controller. From 1992 to May 1994, Mr. McMasters was employed as Director of Operations Planning for Equitable Gas Company.
Page 20     Chesapeake Utilities Corporation 2008 Form 10-K

Beth W. Cooper was appointed as Senior Vice President and Chief Financial Officer in September of 2008 in addition to her duties as Treasurer and Corporate Secretary. Prior to this appointment, Ms. Cooper served as Vice President and Corporate Secretary of Chesapeake Utilities Corporation since July 2005. She has served as Treasurer of the Company since 2003. She previously served as Assistant Treasurer and Assistant Secretary, Director of Internal Audit, Director of Strategic Planning, Planning Consultant, Accounting Manager for Non-regulated Operations and Treasury Analyst. Prior to joining Chesapeake, she was employed as an auditor with Ernst & Young’s Entrepreneurial Services Group.
Stephen C. Thompson is Senior Vice President of Chesapeake Utilities Corporation and President of ESNG. Prior to becoming Senior Vice President in 2004, he served as Vice President of Chesapeake. He has also served as Vice President, Director of Gas Supply and Marketing, Superintendent of ESNG and Regional Manager for the Florida distribution operations.
S. Robert Zola joined Sharp Energy in August 2002 as President. Prior to joining Sharp Energy, Mr. Zola most recently served as Northeast Regional Manager of Synergy Gas, now Cornerstone MLP, in Philadelphia, PA. During his 27-year career in the propane industry, Mr. Zola also started and successfully developed Bluestreak Propane, in Phoenix, AZ, which was ultimately sold to Ferrellgas.
Chesapeake Utilities Corporation 2008 Form 10-K     Page 21

Part II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a) Common Stock Price Ranges, Common Stock Dividends and Shareholder Information:
The Company’s common stock is listed on the NYSE under the symbol “CPK.” The high, low and closing prices of the Company’s common stock and dividends declared per share for each calendar quarter during the years 2008 and 2007 were as follows:

					Dividends
					Declared
Quarter Ended		High	Low	Close	Per Share
2008
	March 31	$33.60	$27.21	$29.64	$0.295
	June 30	31.88	25.02	25.72	0.305
	September 30	34.84	24.65	33.21	0.305
	December 31	34.66	21.93	31.48	0.305

2007
	March 31	$31.10	$28.85	$30.94	$0.290
	June 30	35.58	29.92	34.24	0.295
	September 30	37.25	28.00	33.94	0.295
	December 31	36.38	29.59	31.85	0.295
Holders
At December 31, 2008, there were 1,914 holders of record of Chesapeake Utilities Corporation common stock.
Dividends
Chesapeake has paid a cash dividend to common stock shareholders for forty-eight consecutive years. Dividends are payable at the discretion of our Board of Directors. Future payment of dividends, and the amount of these dividends, will depend on our financial condition, results of operations, capital requirements, and other factors. We sold no securities during the year 2008 that were not registered under the Securities Act of 1933, as amended.
Indentures to the long-term debt of the Company contain various restrictions. In terms of restrictions which limit the payment of dividends by the Company, each of the Company’s Unsecured Senior Notes contains a “Restricted Payments” covenant. The most restrictive covenants of this type are included within the 7.83% Senior Notes, due January 1, 2015. The covenant provides that the Company cannot pay or declare any dividends or make any other Restricted Payments (such as dividends) in excess of the sum of $10.0 million plus consolidated net income of the Company accrued on and after January 1, 2001. As of December 31, 2008, the Company’s cumulative consolidated net income base was $86.9 million, offset by Restricted Payments of $54.4 million, leaving $32.5 million of cumulative net income free of restrictions.
Page 22     Chesapeake Utilities Corporation 2008 Form 10-K

(b) Purchases of Equity Securities by the Issuer
The following table sets forth information on purchases by or on behalf of Chesapeake of shares of its common stock during the quarter ended December 31, 2008.

	Total		Total Number of Shares	Maximum Number of
	Number of	Average	Purchased as Part of	Shares That May Yet Be
	Shares	Price Paid	Publicly Announced Plans	Purchased Under the
Period	Purchased	Per Share	or Programs (2)	Plans or Programs (2)
October 1, 2008 through October 31, 2008 (1)	594	$31.62	0	0
November 1, 2008 through November 30, 2008	0	$0.00	0	0
December 1, 2008 through December 31, 2008	0	$0.00	0	0

Total	594	$31.62	0	0

(1)
Chesapeake purchased shares of stock on the open market for the purpose of reinvesting the dividend on deferred stock units held in the Rabbi Trust accounts for certain Senior Executives and Directors under the Deferred Compensation Plan. The Deferred Compensation Plan is discussed in detail in Note K to the Consolidated Financial Statements. During the quarter, 594 shares were purchased through the reinvestment of dividends on deferred stock units.

(2)	Except for the purposes described in Footnote (1), Chesapeake has no publicly announced plans or programs to repurchase its shares.
Discussion of compensation plans of Chesapeake and its subsidiaries, for which shares of Chesapeake common stock are authorized for issuance, included in the portion of the Proxy Statement captioned “Equity Compensation Plan Information” to be filed not later than March 31, 2009, in connection with the Company’s Annual Meeting to be held on May 6, 2009, is incorporated herein by reference.
(c) Chesapeake Utilities Corporation Common Stock Performance Graph
The following stock Performance Graph compares cumulative total shareholder return on a hypothetical investment in the Company’s common stock during the five fiscal years ended December 31, 2008, with the cumulative total shareholder return on a hypothetical investment in both (i) the Standard & Poor’s 500 (“S&P 500 Index”), and (ii) an industry index consisting of 13 companies in the Edward Jones Natural Gas Distribution Group, a published listing of selected gas distribution utilities’ results. The Company’s Performance Graph for the previous year included all but one of these same companies. The Company’s Compensation Committee utilizes the Edward Jones Natural Gas Distribution Group as its peer group to which the Company’s performance is compared for purposes of determining the level of long-term performance awards earned by the Company’s named executives.
The thirteen companies in the Edward Jones Natural Gas Distribution Group industry index include: AGL Resources, Inc., Atmos Energy Corporation, Chesapeake Utilities Corporation, Corning Natural Gas Corporation, Delta Natural Gas Company, Inc., Energy West, Inc., The Laclede Group, Inc., New Jersey Resources Corporation, Northwest Natural Gas Company, Piedmont Natural Gas Co., Inc., RGC Resources, Inc., South Jersey Industries, Inc., and WGL Holdings, Inc. The Company excluded EnergySouth, Inc. from its comparison due to its recent acquisition by Sempra Energy.
The comparison assumes $100 was invested on December 31, 2003 in the Company’s common stock and in each of the foregoing indices and assumes reinvested dividends. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of the Company’s common stock.
Chesapeake Utilities Corporation 2008 Form 10-K     Page 23

	2003	2004	2005	2006	2007	2008
Chesapeake	$100	$107	$128	$133	$143	$147
Industry Index	$100	$117	$123	$147	$152	$163
S&P 500 Index	$100	$111	$116	$135	$142	$90
Page 24     Chesapeake Utilities Corporation 2008 Form 10-K

Item 6. Selected Financial Data

For the Years Ended December 31,	2008	2007	2006 (3)
Operating (in thousands of dollars) (1)
Revenues
Natural gas	$211,402	$181,202	$170,374
Propane	65,877	62,838	48,576
Advanced informations systems	14,720	15,099	12,568
Other and eliminations	(556)	(853)	(318)

Total revenues	$291,443	$258,286	$231,200

Operating income
Natural gas	$25,846	$22,485	$19,733
Propane	1,586	4,498	2,534
Advanced informations systems	695	836	767
Other and eliminations	352	295	298

Total operating income	$28,479	$28,114	$23,332

Net income from continuing operations	$13,607	$13,218	$10,748

Assets (in thousands of dollars)
Gross property, plant and equipment	$381,688	$352,838	$325,836
Net property, plant and equipment (2)	$280,671	$260,423	$240,825
Total assets (2)	$385,795	$381,557	$325,585
Capital expenditures (1)	$30,844	$30,142	$49,154

Capitalization (in thousands of dollars)
Stockholders’ equity	$123,073	$119,576	$111,152
Long-term debt, net of current maturities	86,422	63,256	71,050

Total capitalization	$209,495	$182,832	$182,202

Current portion of long-term debt	6,657	7,656	7,656
Short-term debt	33,000	45,664	27,554

Total capitalization and short-term financing	$249,152	$236,152	$217,412

(1)
These amounts exclude the results of distributed energy and water services due to their reclassification to discontinued operations. The Company closed its distributed energy operation in 2007. All assets of all of the water businesses were sold in 2004 and 2003.

(2)	SFAS No. 143 was adopted in the year 2001; therefore, SFAS No. 143 was not applicable for the years prior to 2001.

(3)	SFAS No. 123R and SFAS No. 158 were adopted in the year 2006; therefore, they were not applicable for the years prior to 2006.
Chesapeake Utilities Corporation 2008 Form 10-K     Page 25

2005	2004	2003	2002	2001	2000	1999

$166,582	$124,246	$110,247	$93,588	$107,418	$101,138	$75,637
48,976	41,500	41,029	29,238	35,742	31,780	25,199
14,140	12,427	12,578	12,764	14,104	12,390	13,531
(213)	(218)	(286)	(334)	(113)	(131)	(14)

$229,485	$177,955	$163,568	$135,256	$157,151	$145,177	$114,353

$17,236	$17,091	$16,653	$14,973	$14,405	$12,798	$10,388
3,209	2,364	3,875	1,052	913	2,135	2,622
1,197	387	692	343	517	336	1,470
279	335	359	237	386	816	495

$21,921	$20,177	$21,579	$16,605	$16,221	$16,085	$14,975

$10,699	$9,686	$10,079	$7,535	$7,341	$7,665	$8,372

$280,345	$250,267	$234,919	$229,128	$216,903	$192,925	$172,068
$201,504	$177,053	$167,872	$166,846	$161,014	$131,466	$117,663
$295,980	$241,938	$222,058	$223,721	$222,229	$211,764	$166,958
$33,423	$17,830	$11,822	$13,836	$26,293	$22,057	$21,365

$84,757	$77,962	$72,939	$67,350	$67,517	$64,669	$60,714
58,991	66,190	69,416	73,408	48,409	50,921	33,777

$143,748	$144,152	$142,355	$140,758	$115,926	$115,590	$94,491

4,929	2,909	3,665	3,938	2,686	2,665	2,665
35,482	5,002	3,515	10,900	42,100	25,400	23,000

$184,159	$152,063	$149,535	$155,596	$160,712	$143,655	$120,156

Page 26     Chesapeake Utilities Corporation 2008 Form 10-K

Item 6. Selected Financial Data

For the Years Ended December 31,	2008	2007	2006 (3)
Common Stock Data and Ratios
Basic earnings per share from continuing operations (1)	$2.00	$1.96	$1.78
Diluted earnings per share from continuing operations (1)	$1.98	$1.94	$1.76

Return on average equity from continuing operations (1)	11.2%	11.5%	11.0%

Common equity / total capitalization	58.7%	65.4%	61.0%
Common equity / total capitalization and short-term financing	49.4%	50.6%	51.1%

Book value per share	$18.03	$17.64	$16.62

Market price:
High	$34.840	$37.250	$35.650
Low	$21.930	$28.000	$27.900
Close	$31.480	$31.850	$30.650

Average number of shares outstanding	6,811,848	6,743,041	6,032,462
Shares outstanding at year-end	6,827,121	6,777,410	6,688,084
Registered common shareholders	1,914	1,920	1,978

Cash dividends declared per share	$1.21	$1.18	$1.16
Dividend yield (annualized) (2)	3.9%	3.7%	3.8%
Payout ratio from continuing operations (1) (4)	60.5%	60.2%	65.2%

Additional Data
Customers
Natural gas distribution and transmission	65,201	62,884	59,132
Propane distribution	34,981	34,143	33,282

Volumes
Natural gas deliveries (in MMCF)	39,778	34,820	34,321
Propane distribution (in thousands of gallons)	27,956	29,785	24,243

Heating degree-days (Delmarva Peninsula)
Actual HDD	4,431	4,504	3,931
10 -year average HDD (normal)	4,401	4,376	4,372

Propane bulk storage capacity (in thousands of gallons)	2,471	2,441	2,315

Total employees (1)	448	445	437

(1)
These amounts exclude the results of distributed energy and water services due to their reclassification to discontinued operations. The Company closed its distributed energy operation in 2007. All assets of all of the water businesses were sold in 2004 and 2003.

(2)	Dividend yield (annualized) is calculated by multiplying the fourth quarter dividend by four (4), then dividing that amount by the closing common stock price at December 31.

(3)	SFAS No. 123R and SFAS No. 158 were adopted in the year 2006; therefore, they were not applicable for the years prior to 2006.

(4)	The payout ratio from continuing operations is calculated by dividing cash dividends declared per share (for the year) by basic earnings per share from continuing operations.
Chesapeake Utilities Corporation 2008 Form 10-K     Page 27

2005	2004	2003	2002	2001	2000	1999
$1.83	$1.68	$1.80	$1.37	$1.37	$1.46	$1.63
$1.81	$1.64	$1.76	$1.37	$1.35	$1.43	$1.59

13.2%	12.8%	14.4%	11.2%	11.1%	12.2%	14.3%

59.0%	54.1%	51.2%	47.8%	58.2%	55.9%	64.3%
46.0%	51.3%	48.8%	43.3%	42.0%	45.0%	50.5%

$14.41	$13.49	$12.89	$12.16	$12.45	$12.21	$11.71

$35.780	$27.550	$26.700	$21.990	$19.900	$18.875	$19.813
$23.600	$20.420	$18.400	$16.500	$17.375	$16.250	$14.875
$30.800	$26.700	$26.050	$18.300	$19.800	$18.625	$18.375

5,836,463	5,735,405	5,610,592	5,489,424	5,367,433	5,249,439	5,144,449
5,883,099	5,778,976	5,660,594	5,537,710	5,424,962	5,297,443	5,186,546
2,026	2,026	2,069	2,130	2,171	2,166	2,212

$1.14	$1.12	$1.10	$1.10	$1.10	$1.07	$1.03
3.7%	4.2%	4.2%	6.0%	5.6%	5.8%	5.7%
62.3%	66.7%	61.1%	80.3%	80.3%	73.3%	63.2%

54,786	50,878	47,649	45,133	42,741	40,854	39,029
32,117	34,888	34,894	34,566	35,530	35,563	35,267

34,981	31,430	29,375	27,935	27,264	30,830	27,383
26,178	24,979	25,147	21,185	23,080	28,469	27,788

4,792	4,553	4,715	4,161	4,368	4,730	4,082
4,436	4,389	4,409	4,393	4,446	4,356	4,409

2,315	2,045	2,195	2,151	1,958	1,928	1,926

423	426	439	455	458	471	466

Page 28     Chesapeake Utilities Corporation 2008 Form 10-K

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
This section provides management’s discussion of Chesapeake and its consolidated subsidiaries, with specific information on results of operations and liquidity and capital resources. It includes management’s interpretation of our financial results, the factors affecting these results, the major factors expected to affect future operating results and future investment and financing plans. This discussion should be read in conjunction with our consolidated financial statements and notes thereto.
Several factors exist that could influence our future financial performance, some of which are described in Item 1A above, “Risk Factors.” They should be considered in connection with evaluating forward-looking statements contained in this report, or otherwise made by or on behalf of us, since these factors could cause actual results and conditions to differ materially from those set out in such forward-looking statements.
EXECUTIVE OVERVIEW
Chesapeake is a diversified utility company engaged, directly or through subsidiaries in natural gas distribution, transmission and marketing, propane distribution and wholesale marketing, advanced information services and other related businesses.
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
The following discussions and those later in the document on operating income and segment results include use of the term “gross margin.” Gross margin is determined by deducting the cost of sales from operating revenue. Cost of sales includes the purchased cost of natural gas and propane and the cost of labor spent on direct revenue-producing activities. Gross margin should not be considered an alternative to operating income or net income, which are determined in accordance with GAAP. Chesapeake believes that gross margin, although a non-GAAP measure, is useful and meaningful to investors as a basis for making investment decisions. It provides investors with information that demonstrates the profitability achieved by the Company under its allowed rates for regulated operations and under its competitive pricing structure for non-regulated segments. Chesapeake’s management uses gross margin in measuring its business units’ performance and has historically analyzed and reported gross margin information publicly. Other companies may calculate gross margin in a different manner.
Chesapeake Utilities Corporation 2008 Form 10-K     Page 29

Management’s Discussion and Analysis
Chesapeake had a successful 2008, in spite of the state of the global economic and financial markets. For the year, net income increased by three percent as the Company earned $13.6 million in net income, or $1.98 per share (diluted), compared to net income of $13.2 million, or $1.94 per share (diluted), earned in 2007. We were able to achieve this growth despite taking a charge of $1.2 million in other operating expenses for costs related to an unconsummated acquisition. Absent this charge, the Company estimates that, compared to 2007, net income would have increased to $14.3 million, or $2.08 per share (diluted).
The higher period-over-period net income was attributable primarily to our natural gas segment. Our natural gas transmission and distribution operations continued to invest capital in current growth initiatives that favorably positioned us for future growth as well. These operations invested $25.6 million in property, plant, and equipment during 2008, primarily to expand our transmission and distribution systems. These expansions were undertaken pursuant to additional long-term firm transportation service contracts for our transmission operation and continued customer growth for the distribution operations. Collectively, these growth initiatives contributed $2.8 million to gross margin in 2008.
As a result of market conditions in the housing industry, the Company continued to see a slowdown in the number of new houses being constructed. Despite this slowdown, the average number of residential customers served by our natural gas distribution operations increased by four percent. While this growth percentage is lower than that experienced in recent years, it is still significantly above the national average.
PESCO experienced a record year as gross margin increased by 91 percent over 2007. This increase was achieved through enhanced sales contract terms, margins on spot sales of approximately $600,000 and a 26-percent growth in its customer base. A 26-percent increase in its customer base contributed to a 41-percent increase in volumes sold in 2008.
The successful completion of rate proceedings for the Company’s natural gas transmission and Delmarva distribution operations added $387,000 to gross margin in 2008. In addition, these rate proceedings provided for lower depreciation allowances and lower asset removal cost allowances, which contributed to the period-over-period decrease in depreciation expense and asset removal costs of $2.3 million in 2008.
Propane price volatility during 2008 affected our wholesale marketing operation positively and our propane distribution operation negatively. Xeron capitalized on the price volatility, seizing opportunities to sell at prices above cost and to manage effectively the larger spreads between the market (spot) prices and forward propane prices experienced in 2008, which contributed to the operation’s 38-percent year-over-year growth in gross margin.
In contrast, the volatility of wholesale propane prices had a negative impact on our propane distribution operations. Wholesale propane prices rose dramatically during the spring months of 2008, when they are traditionally falling. In efforts to protect the Company from the impact that additional price increases would have on our Pro-Cap (propane price-cap) Plan that we offer to customers, the propane distribution operation entered into a swap agreement. By December 31, 2008, the market price of propane had plummeted well below the unit price in the swap agreement. As a result, the Company marked the agreement relating to the January 2009 and February 2009 gallons to market, which increased cost of sales by $939,000 for 2008 and resulted in the Company adjusting the valuation of its propane inventory to current market prices in accordance with Accounting Research Bulletin No. 43. Both of these adjustments reduced gross margin during 2008 by a total of $2.3 million compared to 2007. The Company subsequently terminated the swap agreement in January 2009.
Adverse economic conditions severely affected the advanced information services segment. BravePoint experienced lower consulting revenues as customers began to conserve their information technology spending, resulting in a nine percent decline in billable hours in 2008 compared to 2007.
In response to the instability and volatility of the financial markets, we increased the amounts of our committed short-term borrowing capacity from $15.0 million to $55.0 million, while maintaining total short-term line-of-credit capacity of $100.0 million. In addition, on October 31, 2008, the Company executed a $30.0 million long-term debt placement of 5.93 percent Unsecured Senior Notes, maturing on October 31, 2023.
Page 30     Chesapeake Utilities Corporation 2008 Form 10-K

Operating Income
The year-over-year increase in operating income for 2008, driven by the strong performance of our natural gas business segment, was partially offset by lower operating income from the propane and advanced information services business segments.

				Percentage
(In thousands)	2008	2007	Change	Change
Natural gas	$25,846	$22,485	$3,361	15%
Propane	1,586	4,498	(2,912)	-65%
Advanced information services	695	836	(141)	-17%
Other & eliminations	352	295	57	19%

Total operating income	$28,479	$28,114	$365	1%

The Company’s financial performance is discussed in greater detail below in “Results of Operations.”
Critical Accounting Policies
Chesapeake prepares its financial statements in accordance with GAAP. Application of these accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingencies during the reporting period. Chesapeake bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Since most of Chesapeake’s businesses are regulated and the accounting methods used by these businesses must comply with the requirements of the regulatory bodies, the choices available are limited by these regulatory requirements. In the normal course of business, estimated amounts are subsequently adjusted to actual results that may differ from estimates. Management believes that the following policies require significant estimates or other judgments of matters that are inherently uncertain. These policies and their application have been discussed with Chesapeake’s Audit Committee.
Regulatory Assets and Liabilities
As a result of the ratemaking process, Chesapeake records certain assets and liabilities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 71, “Accounting for the Effects of Certain Types of Regulation;” consequently, the accounting principles applied by our regulated utilities differ in certain respects from those applied by the unregulated businesses. Costs are deferred when there is a probable expectation that they will be recovered in future revenues as a result of the regulatory process. As more fully described in Note A to the Consolidated Financial Statements, Chesapeake had recorded regulatory assets of $3.6 million and regulatory liabilities of $24.7 million, at December 31, 2008. If the Company were required to terminate application of SFAS No. 71, it would be required to recognize all such deferred amounts as a charge or a credit to earnings, net of applicable income taxes. Such an adjustment could have a material effect on the Company’s results of operations.
Valuation of Environmental Assets and Liabilities
As more fully described in Note N, “Environmental Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements, Chesapeake has completed its responsibilities related to one environmental site and is currently participating in the investigation, assessment or remediation of three other former manufactured gas plant sites. Amounts have been recorded as environmental liabilities and associated environmental regulatory assets based on estimates of future costs provided by independent consultants. There is uncertainty in these amounts, because the United States Environmental Protection Agency (“EPA”) or other applicable state environmental authority may not have selected the final remediation methods. In addition, there is uncertainty with regard to amounts that may be recovered from other potentially responsible parties.
Chesapeake Utilities Corporation 2008 Form 10-K     Page 31

Management’s Discussion and Analysis
Since the Company’s management believes that recovery of these expenditures, including any litigation costs, is probable through the regulatory process, the Company has recorded, in accordance with SFAS No. 71, a regulatory asset and corresponding regulatory liability. At December 31, 2008, Chesapeake had recorded an environmental regulatory asset of $779,000 and a liability of $511,000 for environmental costs.
Derivatives
Chesapeake may use derivative instruments to manage the price risk of its natural gas and propane purchasing activities. The Company continually monitors the use of these instruments to ensure compliance with its risk management policies and accounts for them in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” by recording their fair value as assets and liabilities. If the derivative contracts meet the “normal purchase and normal sale” scope exception of SFAS No. 133, the related activities and services are accounted for on an accrual basis of accounting.
The following is a review of Chesapeake’s use of derivative instruments at December 31, 2008 and 2007:
•
The natural gas distribution and marketing operations, during 2008 and 2007, entered into physical contracts for the purchase and sale of natural gas, which qualified for the “normal purchases and normal sales” scope exception under SFAS No. 133 in that they provided for the purchase or sale of natural gas to be delivered in quantities expected to be used or sold by the Company over a reasonable period of time in the normal course of business. Accordingly, they were not subject to the accounting requirements of SFAS No. 133.

•
During 2008 and 2007, Chesapeake’s propane distribution operations entered into physical contracts to buy propane supplies, which qualified for the “normal purchases and normal sales” scope exception under SFAS No. 133 in that they provided for the purchase or sale of propane to be delivered in quantities expected to be used or sold by the Company over a reasonable period of time in the normal course of business. Accordingly, the related liabilities incurred and assets acquired under these contracts were recorded when title to the underlying commodity passed.

•
During 2008, but not during 2007, the propane distribution operation entered into a swap agreement to protect the Company from the impact of price increases on the Pro-Cap (propane price-cap) Plan that we offer to customers. The Company considered this agreement to be an economic hedge that did not qualify for hedge accounting as described in SFAS No. 133. At the end of the period, the market price of propane dropped below the unit price in the swap agreement. As a result of the price drop, the Company marked the agreement relating to the January 2009 and February 2009 gallons to market, which increased cost of sales in 2008 by approximately $939,000. In January 2009, the Company terminated this swap agreement.

•
Chesapeake’s propane wholesale marketing operation enters into forward and futures contracts that are considered derivatives under SFAS No. 133. In accordance with SFAS No. 133, open positions are marked to market using prices at the end of each reporting period and unrealized gains or losses are recorded in the Consolidated Statement of Income as revenue or expense. The contracts mature within one year and are almost exclusively for propane commodities, with delivery points at Mt. Belvieu, Texas; Conway, Kansas; and Hattiesburg, Mississippi. Management estimates the market valuation based on references to exchange-traded futures prices, historical differentials and actual trading activity at the end of the reporting period. Commodity price volatility may have a significant impact on the gain or loss in any given period. At December 31, 2008, these contracts had net unrealized gains of $1.4 million that were recorded in the financial statements. At December 31, 2007, these contracts had net unrealized gains of $179,000 that were recorded in the financial statements.

Operating Revenues
Revenues for the natural gas distribution operations of the Company are based on rates approved by the PSCs of the jurisdictions in which we operate. The natural gas transmission operation’s revenues are based on rates approved by the FERC. Customers’ base rates may not be changed without formal approval by these commissions. The PSCs, however, have granted the Company’s regulated natural gas distribution operations the ability to negotiate rates, based on approved methodologies, with customers that have competitive alternatives. In addition, the natural gas transmission operation can negotiate rates above or below the FERC-approved tariff rates.
Page 32     Chesapeake Utilities Corporation 2008 Form 10-K

For regulated deliveries of natural gas, Chesapeake reads meters and bills customers on monthly cycles that do not coincide with the accounting periods used for financial reporting purposes. Chesapeake accrues unbilled revenues for gas that has been delivered, but not yet billed, at the end of an accounting period to the extent that they do not coincide. In connection with this accrual, Chesapeake must estimate the amount of gas that has not been accounted for on its delivery system and must estimate the amount of the unbilled revenue by jurisdiction and customer class. A similar computation is made to accrue unbilled revenues for propane customers with meters, such as community gas system customers.
The propane wholesale marketing operation records trading activity for open contracts on a net mark-to-market basis in the Company’s income statement. The propane distribution, advanced information services and other segments record revenue in the period the products are delivered and/or services are rendered.
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
The Company charges flexible rates to its natural gas distribution industrial interruptible customers to compete with alternative types of fuel. Based on pricing, these customers can choose natural gas or alternative fuels. Neither the Company nor the interruptible customer is contractually obligated to deliver or receive natural gas.
Allowance for Doubtful Accounts
An allowance for doubtful accounts is recorded against amounts due to reduce the net receivable balance to the amount we reasonably expect to collect based upon our collections experiences, the condition of the overall economy and our assessment of our customers’ inability or reluctance to pay. If circumstances change, however, our estimate of the recoverability of accounts receivable may also change. Circumstances which could affect our estimates include, but are not limited to, customer credit issues, the level of natural gas prices and general economic conditions. Accounts are written off once they are deemed to be uncollectible.
Pension and other Postretirement Benefits
Pension and other postretirement plan costs and liabilities are determined on an actuarial basis and are affected by numerous assumptions and estimates including the market value of plan assets, estimates of the expected return on plan assets, assumed discount rates, the level of contributions made to the plans, current demographic and actuarial mortality data. The assumed discount rate and the expected return on plan assets are the assumptions that generally have the most significant impact on the Company’s pension costs and liabilities. The assumed discount rate, the assumed health care cost trend rate and the assumed rates of retirement generally have the most significant impact on our postretirement plan costs and liabilities. Additional information is presented in Note L, “Employee Benefit Plans,” in the Notes to the Consolidated Financial Statements, including plan asset investment allocation, estimated future benefit payments, general descriptions of the plans, significant assumptions, the impact of certain changes in assumptions, and significant changes in estimates.
The total pension and other postretirement benefit costs included in operating income were $537,000, $370,000 and $387,000 in 2008, 2007 and 2006, respectively. The company expects to record higher pension and postretirement benefit costs in the range of $400,000 to $600,000 for 2009. The increased costs for 2009 represents the significant market decline in the values of the defined pension plan assets when compared to prior years. Actuarial assumptions affecting 2009 include an expected long-term rate of return on plan assets of 6.0 percent, consistent with the prior year, and discount rates of 5.25 percent for each of the plans, compared with 5.5 percent for the plans a year earlier. The discount rates for each plan were determined by the Company considering high quality corporate bond rates based on Moody’s Aa bond index, changes in those rates from the prior year, and other pertinent factors, such as the expected life of the plan and the lump-sum-payment option.
Chesapeake Utilities Corporation 2008 Form 10-K     Page 33

Management’s Discussion and Analysis
Results of Operations
Net Income & Diluted Earnings Per Share Summary

			Increase			Increase
For the Years Ended December 31,	2008	2007	(decrease)	2007	2006	(decrease)
Net Income (Loss)*
Continuing operations	$13,607	$13,218	$389	$13,218	$10,748	$2,470
Discontinued operations	—	(20)	20	(20)	(241)	221

Total Net Income	$13,607	$13,198	$410	$13,198	$10,507	$2,691

Diluted Earnings (Loss) Per Share
Continuing operations	$1.98	$1.94	$0.04	$1.94	$1.76	$0.18
Discontinued operations	—	—	—	—	(0.04)	0.04

Total Earnings Per Share	$1.98	$1.94	$0.04	$1.94	$1.72	$0.22

*	Dollars in thousands.
The Company’s net income from continuing operations increased by $389,000 in 2008 compared to 2007. Net income from continuing operations was $13.6 million, or $1.98 per share (diluted), for 2008, compared to net income from continuing operations of $13.2 million, or $1.94 per share (diluted) in 2007. Our 2008 results include a charge of $1.2 million to other operating expenses for costs relating to an unconsummated acquisition. The Company initiated discussions in the third quarter of 2007 with a potential acquisition target. These discussions continued through the first part of the second quarter of 2008, at which time, we determined that we would not be able to complete the acquisition. In the course of these negotiations, the Company incurred certain accounting, legal and other professional fees and expenses, which were expensed in the second quarter of 2008 in accordance with SFAS No. 141, “Business Combinations.” Absent the charge for the unconsummated acquisition, the Company estimates that period-over-period net income would have increased by $1.1 million in 2008 to $14.3 million, or $2.08 per share (diluted).
The Company’s net income from continuing operations increased by $2.5 million in 2007 compared to 2006. Net income from continuing operations was $13.2 million, or $1.94 per share (diluted), for 2007, compared to net income from continuing operations of $10.8 million, or $1.76 per share (diluted) in 2006.
During 2007, Chesapeake decided to close its distributed energy services company, OnSight, which consistently experienced operating losses since 2004. The results of operations for OnSight have been reclassified to discontinued operations and shown net of tax for all periods presented. The discontinued operations experienced a net loss of $20,000 for 2007, compared to a net loss of $241,000, or $0.04 per share (diluted) for 2006. The Company did not have any discontinued operations in 2008.
Page 34     Chesapeake Utilities Corporation 2008 Form 10-K

Operating Income Summary (in thousands)

			Increase			Increase
For the Years Ended December 31,	2008	2007	(decrease)	2007	2006	(decrease)
Business Segment:
Natural gas	$25,846	$22,485	$3,361	$22,485	$19,733	$2,752
Propane	1,586	4,498	(2,912)	4,498	2,534	1,964
Advanced information services	695	836	(141)	836	767	69
Other & eliminations	352	295	57	295	298	(3)

Operating Income	$28,479	$28,114	$365	$28,114	$23,332	$4,782

Other Income	103	291	(188)	291	189	102
Interest Charges	6,158	6,590	(432)	6,590	5,774	816
Income Taxes	8,817	8,597	220	8,597	6,999	1,598

Net Income from Continuing Operations	$13,607	$13,218	$389	$13,218	$10,748	$2,470

2008 Compared to 2007
Operating income in 2008 increased by approximately $365,000, or one percent, compared to 2007. The financial, operational and other highlights or factors affecting the period-over-period change in operating income included the following:
•
For the Company’s natural gas marketing operation, enhanced sales contract terms, margins on spot sales of approximately $600,000 and a 26 percent growth in its customer base produced a period-over-period increase of $1.5 million, or 91 percent, in gross margin.

•
New long-term, transportation capacity contracts implemented by ESNG in November 2007 provided for 8,300 Dts of additional firm transportation service per day, generating $200,000 of gross margin in 2007 and $1.0 million in 2008 for an annualized gross margin of $1.2 million.

•
On January 7, 2008, ESNG received authorization from the FERC to commence construction of a portion of the Phase III facilities (approximately 9.2 miles) of the 2006-2008 System Expansion Project. These additional facilities, which were completed and placed in service on November 1, 2008, provided for 5,650 Dts of additional firm transportation service per day, generating $165,000 of gross margin in 2008 and annualized gross margin of $988,000.

•
The results of rate proceedings for the Company’s natural gas transmission and Delmarva distribution operations added $387,000 to gross margin in 2008. These rate proceedings also provided for lower depreciation allowances and lower asset removal cost allowances, which contributed to the period-over-period decrease in depreciation expense and asset removal costs of $2.3 million in 2008.

•	Volatile wholesale propane prices in 2008 provided a gross margin increase of $901,000 for the Company’s propane wholesale and marketing subsidiary.
•
Despite the continued slowdown in new residential housing construction as a result of unfavorable economic conditions, the Company’s natural gas distribution operations continued to experience strong customer growth with a four percent increase in 2008.

•
Declining propane prices during the second half of 2008 had a negative impact on operating income for the propane distribution operations as the Company adjusted the valuation of its propane inventory to current market prices in accordance with Accounting Research Bulletin No. 43. These adjustments reduced gross margin by $800,000 during 2008. In addition, the Company recognized a charge of $939,000 to cost of sales as January 2009 and February 2009 gallons in its price swap agreement were marked–to–market as of the end 2008.

•	As previously discussed, a charge of $1.2 million for costs relating to an unconsummated acquisition increased other operating expenses.
•
Corporate overhead increased $519,000 in 2008 due to increased payroll and benefit costs of $132,000 and $83,000, respectively, as several key corporate positions that were vacant in 2007 were filled in 2008. In addition, outside services increased $263,000 due primarily to consulting costs relating to an independent third-party compensation survey, strategic planning and growth initiatives. As a result of the compensation survey, the Company implemented salary adjustments, effective January 1, 2009, that will increase payroll related costs by approximately $754,000 in 2009.

Chesapeake Utilities Corporation 2008 Form 10-K     Page 35

Management’s Discussion and Analysis
•	The Company continued to invest in property, plant and equipment to support current and future growth opportunities, expending $30.8 million in 2008 for such purposes.
•
Even though banks were tightening their lending in response to the current financial crisis, Chesapeake was able to firm up its credit lines during this volatile period by increasing its total committed short-term borrowing capacity from $15.0 million to $55.0 million. In addition, on October 31, 2008, the Company executed a $30.0 million long-term debt placement of 5.93 percent Unsecured Senior Notes.

2007 Compared to 2006
Compared to 2006, operating income in 2007 increased by $4.8 million, or 20 percent. Factors affecting this improvement included the following:
•	New transportation capacity contracts implemented for the natural gas transmission operation in November 2006 and November 2007 provided for $3.3 million of additional gross margin in 2007.
•
Weather on the Delmarva Peninsula was 15 percent colder in 2007 than in 2006, which, the Company estimates contributed approximately $2.0 million in additional gross margin for its Delmarva natural gas and propane distribution operations. This amount differs from the $2.2 million of additional gross margin that the Company had expected the colder weather to contribute, as a result of the season or month that the heating degree-day variance occurred.

•	Rate increases to customers of the natural gas transmission and distribution operations in Delaware and Maryland added $1.4 million to gross margin in 2007.
•	Strong period-over-period residential customer growth of seven percent and five percent, respectively, was achieved for the Delmarva and Florida natural gas distribution operations in 2007.
•	The average gross margin per retail gallon sold to customers increased by $0.05 in 2007 for the Delmarva propane distribution operations, which contributed $1.1 million to gross margin.
•	The Delmarva Community Gas Systems continued to experience strong customer growth as the number of customers increased by 22 percent in 2007.
Natural Gas
The natural gas segment recognized operating income of $25.8 million for 2008, $22.5 million for 2007, and $19.7 million for 2006, representing increases of $3.4 million, or 15 percent for 2008, and $2.8 million, or 14 percent for 2007.
Page 36     Chesapeake Utilities Corporation 2008 Form 10-K

			Increase			Increase
For the Years Ended December 31,	2008	2007	(decrease)	2007	2006	(decrease)
(in thousands)
Revenue	$211,402	$181,202	$30,200	$181,202	$170,374	$10,828
Cost of gas	146,546	121,550	24,996	121,550	117,948	3,602

Gross margin	64,856	59,652	5,204	59,652	52,426	7,226

Operations & maintenance	26,579	26,024	555	26,024	22,673	3,351
Unconsummated acquisition costs	828	—	828	—	—	—
Depreciation & amortization	6,694	6,918	(224)	6,918	6,312	606
Other taxes	4,909	4,225	684	4,225	3,708	517

Other operating expenses	39,010	37,167	1,843	37,167	32,693	4,474

Total Operating Income	$25,846	$22,485	$3,361	$22,485	$19,733	$2,752

Heating Degree-Day (HDD) and Customer Analysis

			Increase			Increase
For the Years Ended December 31,	2008	2007	(decrease)	2007	2006	(decrease)
Heating degree-day data — Delmarva
Actual HDD	4,431	4,504	(73)	4,504	3,931	573
10-year average HDD	4,401	4,376	25	4,376	4,372	4

Estimated gross margin per HDD	$1,937	$1,937	$0	$1,937	$2,013	$(76)

Estimated dollars per residential customer added:
Gross margin	$375	$372	$3	$372	$372	$0
Other operating expenses	$103	$106	$(3)	$106	$111	$(5)

Average number of residential customers
Delmarva	45,570	43,485	2,085	43,485	40,535	2,950
Florida	13,373	13,250	123	13,250	12,663	587

Total	58,943	56,735	2,208	56,735	53,198	3,537

2008 Compared to 2007
Gross margin for the Company’s natural gas segment increased by $5.2 million, or nine percent, and other operating expenses increased by $1.8 million, or five percent, for 2008. Of the total $5.2 million increase in gross margin, $1.7 million was generated from the natural gas transmission operation, $2.0 million from the natural gas distribution operations and $1.5 million from the natural gas marketing operation, as further explained below.
Natural Gas Transmission
The natural gas transmission operation achieved gross margin growth of $1.7 million, or eight percent, in 2008. Of the $1.7 million increase, $1.2 million was attributable to new transportation capacity contracts implemented in November 2007 and 2008. In 2009, the new transportation capacity contracts implemented in November 2008 are expected to generate additional gross margin of $823,000. In addition, the implementation of rate case settlement rates, effective September 1, 2007, contributed an additional $439,000 to gross margin in 2008. A further discussion of the FERC rate proceeding is provided in detail within “Rates and Other Regulatory Activities” section of Note O, “Other Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements. The remaining $61,000 increase to gross margin was primarily attributable to higher interruptible sales revenue, net of required margin-sharing.
The 2009 gross margin for the natural gas transmission operation will be impacted by the following construction projects:
•
The remaining facilities to be constructed under the operation’s multi-year system expansion will be placed into service in November 2009. These services will provide for 7,200 dts of firm service capacity per day and will generate $1.0 million of annualized gross margin. For the years 2009 and 2010, these facilities will contribute $169,300 and $846,700, respectively, to gross margin.

•
On February 5, 2009, ESNG entered into a firm transportation service agreement with an industrial customer in Northern Delaware for the period of February 6, 2009 through October 31, 2009. Pursuant to this agreement, ESNG will provide firm transportation service for a maximum of 7,200 Dts and will recognize gross margin of approximately $573,000 for this service. Subsequent to execution of this agreement, the two parties entered into a second Precedent Agreement for an additional 10,000 Dts of daily firm transportation service beginning November 1, 2009 and ending October 31, 2012. In conjunction with providing this service, ESNG expects to earn additional gross margin of approximately $1.1 million. For the years 2009 and 2010, these two agreements will contribute $753,900 and $1.1 million, respectively, to gross margin.

Chesapeake Utilities Corporation 2008 Form 10-K     Page 37

Management’s Discussion and Analysis
An increase of $669,000 in other operating expenses partially offset the increased gross margin. The factors contributing to the increase in other operating expenses included the following:
•	Corporate overhead increased approximately $420,000 due to the allocation of the unconsummated acquisition costs and the higher costs previously discussed.
•	The higher level of capital investment and adjusted property assessments by various jurisdictions caused increased property taxes of $311,000.
•	Rent and utility expenses increased by $176,000 and $52,000, respectively, as a result of ESNG occupying new office facilities in January of 2008.
•	Incentive compensation costs increased by $98,000 as a result of the improved operating results in 2008.
•
Costs for corporate services increased approximately $97,000 as a result of increased information technology spending to improve the infrastructure, including system performance and disaster recovery. In addition, the Company increased its information technology support.

•	Other operating expenses relating to various items increased by approximately $77,000.
•
The Company experienced a decrease of $316,000 in pipeline integrity costs, compared to those which the Company incurred in 2007 to comply with federal pipeline integrity regulations, issued in May 2004.

•
Depreciation expense and regulatory expense decreased by $110,000 and $136,000, respectively, in 2008 as a result of the 2007 rate case. As part of the rate case settlement that became effective September 1, 2007, the FERC approved a reduction in depreciation rates for ESNG. The impact of the lower depreciation rates was partially offset by the additional depreciation expense from higher plant balances produced by capital investments in 2007 and 2008. Also, the Company incurred regulatory expenses in the first nine months of 2007 associated with the FERC rate proceeding.

Natural Gas Distribution
Gross margin for the Company’s natural gas distribution operations increased by $2.0 million, or five percent, for 2008 compared to 2007. Of the $2.0 million increase, $1.8 million was produced by the Delmarva natural gas distribution operations and $200,000 by the Florida natural gas distribution operations.
Contributing to the Delmarva distribution operations’ increase of $1.8 million, or seven percent, in gross margin, were the following factors:
•
The average number of residential customers on the Delmarva Peninsula increased by 2,085, or five percent, for 2008, and the Company estimates that these additional residential customers contributed approximately $850,000 to gross margin in 2008. The Company continues to see a slowdown in the new housing market as a result of unfavorable market conditions.

•	Growth in commercial and industrial customers contributed $473,000 and $89,000, respectively, to gross margin in 2008.
•	Interruptible services revenue, net of required margin-sharing, increased by $307,000 as customers took advantage of lower natural gas prices compared to prices for alternative fuels.
•
The Company estimates that weather contributed $122,000 to gross margin, despite temperatures on the Delmarva Peninsula being two percent warmer in 2008. This amount differs from the $141,000 reduction of gross margin that the Company had expected from the warmer weather as a result of the month in which the heating degree day variance occurred.

Page 38     Chesapeake Utilities Corporation 2008 Form 10-K

•
Partially offsetting these increases to gross margin was the negative impact of lower consumption per customer in 2008 compared to 2007. The Company estimates that lower consumption per customer reduced gross margin by $118,000. The lower consumption reflects customer conservation efforts in light of higher energy costs, more energy-efficient housing, and current economic conditions.

•	The remaining $77,000 net increase to gross margin was attributable to various other items.
Gross margin for the Florida distribution operation increased by $200,000, or two percent, in 2008 compared to 2007. The higher gross margin for the period was attributable primarily to a one-percent growth in residential customers, an increase in non-residential customer volumes, and higher revenues from third-party natural gas marketers.
Other operating expenses for the natural gas distribution operations increased by $909,000 in 2008 compared to 2007. Among the key components producing this net increase were the following:
•	Corporate overhead increased approximately $777,000 due to the allocation of the unconsummated acquisition costs and the higher costs previously discussed.
•
Costs for corporate services increased approximately $420,000 as a result of increased information technology spending to improve the infrastructure, including system performance and disaster recovery. In addition, the Company increased its information technology support.

•	Property taxes increased by $298,000 as a result of the Company’s continued capital investments.
•	Incentive compensation increased by $225,000 as the Delmarva and Florida operations experienced improved earnings compared to the prior year.
•	Costs relating to outside services, such as legal fees and consulting costs, increased by $208,000 to support several new projects.
•	Payroll and benefits costs for the Delmarva operations increased by $187,000 and $97,000, respectively, from annual salary increases, as compared to the previous year.
•	Regulatory expenses increased by $126,000 as the natural gas distribution operations incurred costs associated with regulatory filings with their respective PSCs.
•
Vehicle fuel and depreciation expense increased by $68,000 and $57,000, respectively, compared to the prior year as a result of rising costs of gasoline and diesel fuel, and higher depreciation rates for vehicles.

•
Depreciation expense and asset removal costs decreased by $114,000 and $1.3 million, respectively, primarily as a result of the Delmarva operations’ rate proceedings, which provided for lower depreciation allowances and lower asset removal cost allowances.

•	Maintenance costs for the Florida operation decreased by $66,000, compared to 2007, when larger expenditures were required to comply with federal pipeline integrity regulations.
•	Merchant payment fees decreased by $79,000, which resulted primarily from the Delmarva operations outsourcing the processing of credit card payments in April 2007.
•	In addition, other operating expenses relating to various other items increased by approximately $5,000.
Natural Gas Marketing
Gross margin for the natural gas marketing operation increased by $1.5 million, or 91 percent, for 2008 compared to 2007. The increase in gross margin was due to enhanced sales contract terms, margins on spot sales of approximately $600,000 and a 26-percent growth in its customer base. The increased customer base contributed to a 41-percent increase in volumes sold in 2008. Other operating expenses increased by $264,000, which was attributable to higher incentive compensation incurred as a result of the improved operating results and increases in the allowance for uncollectible accounts that normally accompany customer growth; these expenses were offset slightly by lower payroll-related and benefit costs.
Chesapeake Utilities Corporation 2008 Form 10-K     Page 39

Management’s Discussion and Analysis
2007 Compared to 2006
Gross margin for the Company’s natural gas segment increased by $7.2 million, or 14 percent, and other operating expenses increased by $4.5 million, or 14 percent, for 2007 compared to 2006. Of the total gross margin increase of $7.2 million, $3.9 million was generated by the natural gas transmission operation and $3.5 million was generated by the natural gas distribution operations. These increases were partially offset by a lower gross margin of $207,000 for the natural gas marketing operation, as further explained below.
Natural Gas Transmission
The natural gas transmission operation achieved gross margin growth of $3.9 million, or 22 percent, in 2007 compared to 2006. Of the $3.9 million increase, $3.3 million was attributable to transportation capacity contracts implemented in November 2006 and 2007. In addition, the implementation of rate case settlement rates, effective September 1, 2007, contributed an additional $563,000 to gross margin in 2007. The remaining $43,000 increase to gross margin in 2007 is attributable to other factors, such as higher interruptible sales. An increase of $2.3 million in other operating expenses partially offset the increased gross margin. The factors contributing to the increase in other operating expenses were as follows:
•
Payroll and benefit costs increased by $282,000 and $90,000, respectively, as the operation increased staff to support compliance with new federal pipeline integrity regulations and to serve the additional growth. The new pipeline integrity regulations require the Company to assess at least 50 percent of the covered segments by December 17, 2007.

•	ESNG also incurred an additional $385,000 of third-party costs to comply with the new federal pipeline integrity regulations previously discussed.
•	The increased level of capital investment caused higher depreciation and asset removal costs of $371,000 and increased property taxes of $188,000.
•	Corporate costs increased by $568,000 as the Company updated its annual corporate cost allocations based on a methodology accepted by the FERC.
•
The increase in operating expenses for 2007 was magnified by the FERC’s authorization, in July 2006, to defer certain pre-service costs of ESNG’s Energylink Expansion Project (“E3 Project”), allowing the Company to treat such costs as a regulatory asset. The deferral of these costs resulted in the reduction of $190,000 in other operating expenses in 2006 for expenses incurred in 2005. Please refer to the “Rates and Other Regulatory Activities” section of Note O, “Other Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements further information on the E3 Project.

•	Other operating expenses relating to various items increased collectively by approximately $226,000.
Natural Gas Distribution
Gross margin for the Company’s natural gas distribution operations increased by $3.5 million, or eleven percent, for 2007 compared to 2006. The gross margin increases for the Delmarva and Florida natural gas distribution operations are further explained below.
The Delmarva distribution operations experienced an increase in gross margin of $3.4 million, or 16 percent. The significant items contributing to the increase in gross margin included the following:
•
Continued residential customer growth contributed to the increase in gross margin. The average number of residential customers on the Delmarva Peninsula increased by 2,950, or seven percent, for 2007 compared to 2006, and the Company estimates that these additional residential customers contributed approximately $1.2 million to gross margin.

•
Rate increases for both the Delaware and Maryland divisions generated an additional $848,000 in gross margin in 2007 compared to 2006. In October 2006, the Maryland PSC granted the Company a base rate increase, which resulted in a $693,000 period-over-period increase to gross margin in 2007. The Delaware division received approval from the Delaware Public Service Commission (“Delaware PSC”) to implement temporary rates, subject to refund, which contributed an additional $155,000 to gross margin in 2007.

•
The Company estimates that weather contributed $819,000 to gross margin in 2007 compared to 2006, as temperatures on the Delmarva Peninsula were 15 percent colder in 2007. This amount differs from the $1.1 million of additional gross margin that the Company had expected the colder weather to contribute as a result of the month in which the heating degree day variance occurred.

Page 40     Chesapeake Utilities Corporation 2008 Form 10-K

•
The colder temperatures did not have a significant impact on the Maryland distribution operation’s gross margin in 2007, because the operation’s approved rate structure included a weather normalization adjustment mechanism. The weather normalization adjustment, implemented in October 2006, was designed to reduce excessive revenue swings caused by weather that is warmer or colder than normal.

•	Growth in commercial and industrial customers contributed $224,000 and $102,000, respectively, to gross margin in 2007.
•	Increased sales volumes to interruptible customers contributed $224,000 to gross margin in 2007.
•	The remaining $31,000 increase in gross margin can be attributed to various other factors.
Gross margin for the Florida distribution operation increased by $88,000, or one percent, in 2007 compared to 2006. The higher gross margin, which resulted from an increase in residential customers, was partially offset by lower volumes sold to industrial customers. The operation experienced a five-percent growth in residential customers in 2007 compared to 2006, which provided for an additional $142,000 in gross margin. The Florida distribution operation also experienced a slowdown in the housing market in 2007.
Other operating expenses for the natural gas distribution operations increased by $2.0 million in 2007 compared to 2006. Among the key components of the increase were the following:
•	Payroll costs increased by $110,000 as vacant positions in 2006 were filled in 2007 and new positions were added to serve the growth experienced by the operations.
•	Health care costs increased by $177,000 as a result of additional personnel and a higher cost of claims.
•	Incentive compensation increased by $229,000 in 2007 as the Delmarva operations experienced improved earnings and increased staffing levels.
•	Depreciation and amortization expense, asset removal cost and property taxes increased by $316,000, $121,000 and $156,000, respectively, as a result of continued capital investments.
•	The Florida distribution operation experienced increased expense of $227,000 in 2007 to maintain compliance with the new federal pipeline integrity regulations.
•	Sales and advertising costs increased by $129,000 in 2007, primarily to promote energy conservation and customer awareness of the availability of natural gas service.
•	Regulatory expenses increased by $113,000 as the Delaware and Maryland operations began expensing costs associated with their respective rate cases.
•	The allowance for uncollectible accounts increased by $183,000 in 2007 due to increased revenues resulting from customer growth and colder temperatures.
•	Merchant payment fees decreased by $116,000 as the Company’s Delmarva operation outsourced the processing of credit card payments in April 2007.
•	Other operating expenses relating to various other items increased by approximately $355,000.
Natural Gas Marketing
Gross margin for the natural gas marketing operation decreased by $207,000, or 11 percent, for 2007 compared to 2006. The decline in gross margin was primarily the result of increases in natural gas supply costs that PESCO was contractually unable to pass through to its customers. In addition, a shift in the market prevented PESCO from selling as much of its available capacity in 2007 as was sold during 2006. Other operating expenses for the marketing operation increased by $258,000 due primarily to increases in payroll and benefit costs, allowance for uncollectible accounts and corporate overhead costs, which were partially offset by lower expenses for consulting services.
Chesapeake Utilities Corporation 2008 Form 10-K     Page 41

Management’s Discussion and Analysis
Propane
The propane segment earned operating income of $1.6 million for 2008, $4.5 million for 2007, and $2.5 million for 2006, resulting in a decrease of $2.9 million, or 65 percent for 2008, and an increase of $2.0 million, or 78 percent for 2007.

			Increase			Increase
For the Years Ended December 31,	2008	2007	(decrease)	2007	2006	(decrease)
(in thousands)
Revenue	$65,877	$62,838	$3,039	$62,838	$48,576	$14,262
Cost of sales	46,066	41,038	5,028	41,038	30,780	10,258

Gross margin	19,811	21,800	(1,989)	21,800	17,796	4,004

Operations & maintenance	15,111	14,594	517	14,594	12,823	1,771
Unconsummated acquisition costs	254	—	254	—	—	—
Depreciation & amortization	2,024	1,842	182	1,842	1,659	183
Other taxes	836	866	(30)	866	780	86

Other operating expenses	18,225	17,302	923	17,302	15,262	2,040

Total Operating Income	$1,586	$4,498	$(2,912)	$4,498	$2,534	$1,964

Propane Heating Degree-Day (HDD) Analysis — Delmarva

			Increase			Increase
For the Years Ended December 31,	2008	2007	(decrease)	2007	2006	(decrease)
Heating degree-days
Actual	4,431	4,504	(73)	4,504	3,931	573
10-year average	4,401	4,376	25	4,376	4,372	4

Estimated gross margin per HDD	$2,465	$1,974	$491	$1,974	$1,743	$231
2008 Compared to 2007
The period-over-period decrease in operating income was due primarily to the Delmarva propane distribution operation, which experienced a lower gross margin from inventory write-downs and marking-to-market its swap agreement, warmer weather on the Delmarva Peninsula, and lower sales volumes.
The gross margin decrease of $3.1 million for the Delmarva propane distribution operations was partially offset by higher gross margin of $181,000 for the Florida propane distribution operations and $901,000 for the propane wholesale and marketing operation, as further explained below:
Delmarva Propane Distribution
The Delmarva propane distribution operation’s decrease in gross margin of $3.1 million resulted from the following:
•
Gross margin decreased by $1.1 million in 2008, compared to 2007, primarily because of a $0.04 decrease in the average gross margin per retail gallon attributable to inventory write-downs of approximately $800,000 during 2008 in response to market prices below the Company’s inventory price per gallon. This trend reverses when market prices of propane exceed the Company’s average inventory price per gallon.

•
Wholesale propane prices rose dramatically during the spring months of 2008, when they are traditionally falling. In efforts to protect the Company from the impact that additional price increases would have on our Pro-Cap (propane price cap) Plan that we offer to customers, the propane distribution operation entered into a swap agreement. By the end of the period, the market price of propane had plummeted well below the unit price in the swap agreement. As a result, the Company marked the agreement relating to the January 2009 and February 2009 gallons to market, which increased cost of sales by $939,000 in 2008. In January 2009, the Company terminated this swap agreement.

•
Non-weather-related volumes sold in 2008 decreased by 1.2 million gallons, or five percent. This decrease in gallons sold reduced gross margin by approximately $867,000 for the Delmarva propane distribution operation. Factors contributing to this decrease in gallons sold included customer conservation and the timing of propane deliveries.

Page 42     Chesapeake Utilities Corporation 2008 Form 10-K

•
Margins per gallon on the Pro-Cap plan for the last four months of 2008 recovered to prior year’s levels with the exception of $113,000, despite the Company realizing a charge to cost of sales of $494,000 as the December gallons related to this plan were valued at current market prices.

•
Temperatures on the Delmarva Peninsula were two percent warmer in 2008 compared to 2007, which contributed to a decrease of 248,000 gallons sold, or one percent. The Company estimates that the warmer weather and decreased volumes sold had a negative impact of approximately $180,000 on gross margin for the Delmarva propane distribution operation.

•	Gross margin from miscellaneous fees, including items such as tank and meter rentals and marketing pricing programs, increased by $271,000.
•	The remaining $172,000 net decrease in gross margin can be attributed to various other items.
Total other operating expenses increased by $503,000 for the Delmarva propane operations in 2008, compared to 2007. The significant items contributing to this increase are explained below:
•	Corporate overhead increased by approximately $380,000 due to the allocation of the unconsummated acquisition costs and the higher costs previously discussed.
•	Vehicle fuel and maintenance costs increased by $235,000 as a result of higher gasoline and diesel fuel costs and continued maintenance of our delivery vehicles.
•
Costs for corporate services increased by approximately $120,000 as a result of increased information technology spending to improve the infrastructure, including system performance and disaster recovery. In addition, the Company increased its information technology support.

•	Mains fees increased by $81,000 in 2008, compared to 2007, as a result of added Community Gas Systems (“CGS”) customers. This expenditure will continue to increase as more CGS customers are added.
•	Depreciation and amortization expense increased by $81,000 as a result of an increase in the Company’s capital investments compared to the prior year.
•	The allowance for uncollectible accounts increased by $65,000 due to increased revenues.
•	Incentive compensation decreased by $387,000 as a result of the lower operating results in 2008.
•
Lower expenses of $199,000 were incurred in 2008 for propane tank recertifications and maintenance as the Company incurred these costs in 2007 to maintain compliance with DOT standards, which require propane tanks or cylinders to be recertified twelve years from their date of manufacture and every five years thereafter.

•	Other operating expenses relating to various items increased by approximately $127,000.
Florida Propane Distribution
The Florida propane distribution operation experienced an increase in gross margin of $181,000, or 15 percent, in 2008 compared to 2007. The higher gross margin resulted from increases of four percent and ten percent in the number of gallons sold to residential and commercial customers, respectively, combined with a higher average gross margin per retail gallon. Other operating expenses increased by $163,000 in 2008, compared to 2007, due primarily to increases in depreciation expense and the allowance for uncollectible accounts.
Propane Wholesale and Marketing
Gross margin for the Company’s propane wholesale marketing operation increased by $901,000, or 38 percent, in 2008 compared to 2007. This increase reflects the operation capitalizing on a larger number of market opportunities that arose in 2008 due to price volatility in the propane wholesale market. This volatility created an opportunity for the operation to capture larger price-spreads between sales contracts and purchase contracts in addition to larger spreads between the market (spot) prices and forward propane prices. The increase in gross margin was partially offset by higher other operating expenses of $257,000, due primarily to higher incentive compensation associated with increased earnings and increased corporate costs associated with updating our annual corporate cost allocations.
Chesapeake Utilities Corporation 2008 Form 10-K     Page 43

Management’s Discussion and Analysis
2007 Compared to 2006
Operating income for the propane segment increased by $2.0 million to $4.5 million for 2007 compared to 2006. Gross margin in the Delmarva propane distribution operations increased by $3.2 million, compared to 2006, due primarily to increases in the average retail margin per gallon and colder weather on the Delmarva Peninsula. Gross margin also increased in the Florida propane distribution operation and the Company’s wholesale propane marketing operation by $100,000 and $677,000, respectively.
Delmarva Propane Distribution
The Delmarva propane distribution operation’s increase in gross margin of $3.2 million, or 22 percent, resulted from the following:
•
Gross margin increased by $1.1 million in 2007, compared to 2006, because of a $0.05 increase in the average gross margin per retail gallon. This increase occurs when market prices of propane exceed the Company’s average inventory price per gallon and reverses when market prices move closer to the Company’s average inventory price per gallon. Propane gross margin is also affected by changes in the Company’s pricing of sales to its customers.

•
Temperatures on the Delmarva Peninsula were 15 percent colder in 2007 compared to 2006, which contributed to the increase of 1.7 million retail gallons, or nine percent, sold during 2007. The Company estimates that the colder weather and increased volumes sold contributed $1.1 million to gross margin for the Delmarva propane distribution operation in 2007 compared to 2006.

•
Non-weather related retail volumes sold in 2007 increased by 1.0 million gallons, or six percent. This increase in gallons sold contributed approximately $665,000 to gross margin for the Delmarva propane distribution operation compared to 2006. Contributing to the increase of gallons sold was the continued growth in the average number of CGS customers, which increased by 972 to a total count of 5,330, or a 22-percent increase, compared to 2006.

•	Wholesale volumes sold in 2007 increased by 2.9 million gallons, or 70 percent, which contributed approximately $119,000 to gross margin for the Delmarva propane distribution operation.
•	The remaining $216,000 increase in gross margin can be attributed to various other factors, including higher service sales and service fees.
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

•	Incentive compensation increased by $361,000 as a result of the improved operating results in 2007.
•	Health care costs increased by $119,000 as the Company experienced a higher cost of claims during the year.
•
The operation incurred an additional $233,000 expense for propane tank recertifications and maintenance to maintain compliance with DOT standards, which require propane tanks or cylinders to be recertified twelve years from their date of manufacture and every five years thereafter.

•	Mains fees increased by $100,000 as a result of new CGS customers.
•	Depreciation and amortization expense increased by $107,000 as a result of increased capital investments.
•	In addition, other operating expenses relating to various items increased by approximately $193,000.
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
Page 44     Chesapeake Utilities Corporation 2008 Form 10-K

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
Advanced Information Services
The advanced information services segment provides domestic and international clients with information-technology-related business services and solutions for both enterprise and e-business applications. The advanced information services business contributed operating income of $695,000 for 2008, $836,000 for 2007, and $767,000 for 2006 resulting in a decrease of $141,000, or 17 percent for 2008, and an increase of $69,000, or nine percent for 2007.

			Increase			Increase
For the Years Ended December 31,	2008	2007	(decrease)	2007	2006	(decrease)
(in thousands)
Revenue	$14,720	$15,099	$(379)	$15,099	$12,568	$2,531
Cost of sales	8,033	8,260	(227)	8,260	7,082	1,178

Gross margin	6,687	6,839	(152)	6,839	5,486	1,353

Operations & maintenance	5,091	5,225	(134)	5,225	4,119	1,106
Unconsummated acquisition costs	60	—	60	—	—	—
Depreciation & amortization	175	144	31	144	113	31
Other taxes	666	634	32	634	487	147

Other operating expenses	5,992	6,003	(11)	6,003	4,719	1,284

Total Operating Income	$695	$836	$(141)	$836	$767	$69

2008 Compared to 2007
Gross margin for the advanced information services business declined by approximately $152,000, or two percent, and contributed operating income of $695,000 for 2008, a decrease of $141,000, or 17 percent, compared to 2007.
The period-over-period decrease in gross margin was attributable to a decrease of $610,000 in consulting revenues as higher average billing rates were not able to overcome a nine-percent decrease in the number of billable hours. The reduction in the number of billable hours is a result of current economic conditions in which information technology spending has broadly declined. The decrease in consulting revenues was partially offset with increased product sales and training revenues of $403,000 and $47,000, respectively. Given the current economic climate, BravePoint does not expect customers’ information technology spending to return to historical levels in the foreseeable future.
Other operating expenses remained relatively unchanged in 2008 compared to the prior year. Absent the unconsummated acquisition costs of $60,000 allocated to the advanced information services segment, other operating expenses in 2008 would have been $71,000, a difference of one percent.
2007 Compared to 2006
The advanced information services business experienced gross margin growth of approximately $1.4 million, or 25 percent, and contributed operating income of $836,000 for 2007, an increase of $69,000, or nine percent, compared to 2006.
Chesapeake Utilities Corporation 2008 Form 10-K     Page 45

Management’s Discussion and Analysis
The period-over-period increase of gross margin resulted primarily from the following:
•	A strong demand for the segment’s consulting services in 2007 generated an increase of $1.9 million in consulting revenues as the number of billable hours increased by 15 percent; and
•	An increase of $276,000 from Managed Database Administration services, which provide clients with professional database monitoring and support solutions during business hours or around the clock.
Other operating expenses increased by $1.3 million to $6.0 million in 2007, compared to $4.7 million for 2006. This increase in operating expenses in 2007 was attributable to the following:
•
Payroll, incentive compensation and commissions, payroll taxes, benefit claims, and consulting expense accounted for $937,000 of the increase. These costs increased as a result of improved earnings and increased staffing levels to support the growth and customer demand experienced in 2007.

•	An increase in the allowance for uncollectible accounts of $223,000 associated with a customer in the mortgage-lending business that filed for bankruptcy in the third quarter of 2007.
•	In addition, other operating expenses relating to various minor items increased by approximately $140,000.
Other Operations and Eliminations
Other operations consist primarily of subsidiaries that own real estate leased to other Company subsidiaries. Eliminations are entries required to eliminate activities between business segments from the consolidated results. Other operations and eliminating entries contributed operating income of $352,000 for 2008, $295,000 for 2007, and $298,000 for 2006.

			Increase			Increase
For the Years Ended December 31,	2008	2007	(decrease)	2007	2006	(decrease)
(in thousands)
Revenue	$652	$622	$30	$622	$618	$4
Cost of sales	—	—	—	—	—	—

Gross margin	652	622	30	622	618	4

Operations & maintenance	116	109	7	109	96	13
Unconsummated acquisition costs	12	—	12	—	—	—
Depreciation & amortization	114	160	(46)	160	163	(3)
Other taxes	62	62	—	62	65	(3)

Other operating expenses	304	331	(27)	331	324	7

Operating Income — Other	348	291	57	291	294	(3)
Operating Income — Eliminations	4	4	—	4	4	—

Total Operating Income	$352	295	$57	$295	298	$(3)

Other Income
Other income for the years 2008, 2007, and 2006, respectively, was $103,000, $291,000, and $189,000, which include interest income, late fees charged to customers and gains or losses from the sale of assets.
Interest Expense
Total interest expense for 2008 decreased by approximately $432,000, or seven percent, compared to 2007. The lower interest expense is primarily the result of the following:
•
Interest on long-term debt decreased by $263,000 in 2008 compared to 2007 as the Company reduced its average long-term debt balance and its weighted average interest rate. The Company’s average long-term debt balance during 2008 was $76.2 million, with a weighted average interest rate of 6.40 percent, compared to $76.5 million, with a weighted average interest rate of 6.71 percent, for the same period in 2007.

•	Other interest charges decreased by $127,000 as higher amounts of interest capitalized were partially offset by interest accrued on pending customer refunds.
Page 46     Chesapeake Utilities Corporation 2008 Form 10-K

•
Interest on short-term borrowings decreased by $42,000 in 2008 compared to 2007, as the weighted average interest rate was nearly 2.7 percentage points lower in 2008 offsetting a $17.7 million increase in the Company’s average short-term borrowing balance. The Company’s average short-term borrowing during 2008 was $38.3 million, with a weighted average interest rate of 2.79 percent, compared to $20.6 million, with a weighted average interest rate of 5.46 percent, for 2007.

Total interest expense for 2007 increased approximately $816,000, or 14 percent, compared to 2006. The higher interest expense was a result of the following developments:
•	As a result of fewer capital projects in 2007 compared to 2006, the Company capitalized $469,000 less interest on debt in 2007 associated with ongoing capital projects.
•
The Company’s average long-term debt balance during 2007 was $76.5 million, with a weighted average interest rate of 6.71 percent, compared to $67.2 million, with a weighted average interest rate of 6.98 percent, for 2006. The large year-over-year increase in the average long-term debt balance was the result of a debt placement of $20 million in Senior Notes at 5.5 percent in October 2006 with three institutional investors (The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company and United Omaha Life Insurance Company).

•
The average short-term borrowing balance in 2007 decreased by $6.3 million to $20.6 million compared to an average balance of $26.9 million in 2006. The weighted average interest rates for short-term borrowing of 5.46 percent for 2007 and 5.47 percent for 2006 had minimum impact on the change in short-term borrowing expense.

Income Taxes
Income tax expense was $8.8 million for 2008, $8.6 million for 2007, and $7.0 million for 2006. The increases in income tax expense reflect the increased taxable income in each period. The effective federal income tax rate for each of the three years 2008, 2007, and 2006 was 35 percent, and the Company realized a benefit of $235,000, $226,000, and $220,000 in those years, respectively, relating to tax deductions for dividends paid on Company stock held in the Employee Stock Ownership Plan.
Discontinued Operations
During 2007, Chesapeake decided to close its distributed energy services subsidiary, OnSight, which had experienced operating losses since its inception in 2004. OnSight was previously reported as part of the Company’s Other Business segment. The results of operations for OnSight have been reclassified to discontinued operations and shown net of tax for all periods presented. The discontinued operations experienced a net loss of $20,000 for 2007, compared to a net loss of $241,000 for 2006. The Company did not have any discontinued operations in 2008.
Liquidity and Capital Resources
Chesapeake’s capital requirements reflect the capital-intensive nature of its business and are principally attributable to investment in new plant and equipment and retirement of outstanding debt. The Company relies on cash generated from operations, short-term borrowing, and other sources to meet normal working capital requirements and to finance capital expenditures. During 2008, net cash provided by operating activities was $28.5 million, cash used by investing activities was $31.2 million, and cash provided by financing activities was $1.7 million.
During 2007, net cash provided by operating activities was $25.7 million, cash used by investing activities was $31.3 million, and cash provided by financing activities was $3.7 million.
Chesapeake Utilities Corporation 2008 Form 10-K     Page 47

Management’s Discussion and Analysis
On December 11, 2008, the Board of Directors authorized the Company to borrow up to $65.0 million of short-term debt, as required, from various banks and trust companies under short-term lines of credit. As of December 31, 2008, Chesapeake had five unsecured bank lines of credit with three financial institutions, for a total of $100.0 million, none of which requires compensating balances. These bank lines are available to provide funds for the Company’s short-term cash needs to meet seasonal working capital requirements and to fund temporarily portions of its capital expenditures. In response to the instability and volatility of the financial markets during 2008, the Company solidified its lines of credit by converting $40.0 million of available credit under uncommitted lines to committed lines of credit. At December 31, 2008, two of the bank lines, totaling $55.0 million, are committed. Advances offered under the uncommitted lines of credit are subject to the discretion of the banks. The outstanding balance of short-term borrowing at December 31, 2008 and 2007 was $33.0 million and $45.7 million, respectively. The level of short-term debt was reduced in 2008 with funds provided from the placement of $30 million of 5.93 percent Unsecured Senior Notes in October 2008.
Chesapeake has budgeted $34.8 million for capital expenditures during 2009. This amount includes $21.6 million for natural gas distribution, $8.8 million for natural gas transmission, $3.6 million for propane distribution and wholesale marketing, $250,000 for advanced information services and $507,000 for other operations. The natural gas distribution and transmission expenditures are for expansion and improvement of facilities. The propane expenditures are to support customer growth and to replace equipment. The advanced information services expenditures are for computer hardware, software and related equipment. The other category includes general plant, computer software and hardware. The Company expects to fund the 2009 capital expenditures program from short-term borrowing, cash provided by operating activities, and other sources. The capital expenditure program is subject to continuous review and modification. Actual capital requirements may vary from the above estimates due to a number of factors, including changing economic conditions, customer growth in existing areas, regulation, new growth or acquisition opportunities and availability of capital.
Capital Structure
The following presents our capitalization as of December 31, 2008 and 2007:

December 31,	2008		2007
	(In thousands, except percentages)
Long-term debt, net of current maturities	$86,422	41%	$63,256	35%
Stockholders’ equity	$123,073	59%	$119,576	65%

Total capitalization, excluding short-term debt	$209,495	100%	$182,832	100%

As of December 31, 2008, common equity represented 59 percent of total capitalization, compared to 65 percent at December 31, 2007.
The following presents our capitalization as of December 31, 2008 and 2007, if short-term borrowing and the current portion of long-term debt were included in capitalization:

December 31,	2008		2007
	(In thousands, except percentages)
Short-term debt	$33,000	13%	$45,664	19%
Long-term debt, including current maturities	$93,079	38%	$70,912	30%
Stockholders’ equity	$123,073	49%	$119,576	51%

Total capitalization, including short-term debt	$249,152	100%	$236,152	100%

If short-term borrowing and the current portion of long-term debt were included in capitalization, total capitalization increased by $13.0 million in 2008. The increased capitalization was primarily used to fund a portion of the $30.8 million of property, plant, and equipment added in 2008 and for other general working capital. In addition, if short-term borrowing and the current portion of long-term debt were included in total capitalization, the equity component of the Company’s capitalization would have been 49 percent at December 31, 2008, compared to 51 percent at December 31, 2007.
Page 48     Chesapeake Utilities Corporation 2008 Form 10-K

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
Shelf Registration
In July 2006, the Company filed a registration statement on Form S-3 with the SEC to issue up to $40.0 million in new common stock and/or debt securities. The registration statement was declared effective by the SEC in November 2006. In November 2006, we sold 690,345 shares of common stock, which included the underwriter’s exercise of an over-allotment option of 90,045 shares, under this registration statement, generating net proceeds of $19.7 million. The net proceeds from the sale were used for general corporate purposes, including financing of capital expenditures, repayment of short-term debt, and funding working capital requirements. At December 31, 2008 and 2007, the Company had approximately $20.0 million remaining under this registration statement.
In December 2008, the Company filed a registration statement on Form S-3 with the SEC relating to the registration of 631,756 shares of our common stock under our Dividend Reinvestment and Direct Stock Purchase Plan (the “Plan”). The registration statement was declared effective by the SEC in January 2009 and replaces the prior registration in place for the Plan that had previously expired.
Cash Flows Provided by Operating Activities
Our cash flows provided by (used in) operating activities were as follows:

For the Years Ended December 31,	2008	2007	2006
Net income	$13,607,259	$13,197,710	$10,506,525
Non-cash adjustments to net income	23,024,317	15,723,829	11,386,670
Changes in assets and liabilities	(8,089,187)	(3,239,655)	8,255,699

Net cash from operating activities	$28,542,389	$25,681,884	$30,148,894

Period-over-period changes in our cash flows from operating activities are attributable primarily to changes in net income, depreciation, deferred taxes and working capital. Changes in working capital are determined by a variety of factors, including weather, the prices of natural gas and propane, the timing of customer collections, payments of natural gas and propane purchases, and deferred gas cost recoveries.
The Company generates a large portion of its annual net income and subsequent increases in our accounts receivable in the first and fourth quarters of each year due to significant volumes of natural gas and propane delivered by our natural gas and propane distribution operations to customers during the peak heating season. In addition, our natural gas and propane inventories, which usually peak in the fall months, are largely drawn down in the heating season and provide a source of cash as the inventory is used to satisfy winter sales demand.
Cash Flows From Operating Activities
In 2008, our net cash flow provided by operating activities was $28.5 million, an increase of $2.9 million compared to 2007. The increase was due primarily to the following:
•
Net cash flows from changes in accounts receivable and accounts payable were primarily due to the timing of collections and payments of trading contracts entered into by the Company’s propane wholesale and marketing operation;

•	Timing of payments for the purchase of propane inventory, natural gas purchases injected into storage, and the relative decline in the unit price of these commodities;
•
Reduction in regulatory liabilities, which resulted primarily from lower deferred gas cost recoveries in our natural gas distribution operations as the price of natural gas declined in the second half of 2008;

Chesapeake Utilities Corporation 2008 Form 10-K     Page 49

Management’s Discussion and Analysis
•	Reduced payments for income taxes payable as a result of higher tax deductions provided by the 2008 Economic Stimulus Act; and
•
Cash flows provided by non-cash adjustments for deferred income taxes. The increase in deferred income taxes is the result of higher book-to-tax timing differences during the period that were generated by the Economic Stimulus Act, which authorized bonus depreciation for certain assets.

In 2007, net cash flow provided by operating activities was $25.7 million, a decrease of $4.4 million from 2006. The 2007 operating cash flows reflect the favorable timing of payments for accounts payable and accrued liabilities, which increased operating cash flow by $22.1 million. In addition, increased net income and favorable non-cash adjustments, primarily depreciation expense, contributed to the increase in operating cash flow. Partially offsetting these increases in operating cash flow was an increase in accounts receivable of $28.2 million associated with increased revenues and the timing of invoicing by our propane wholesale and marketing operation.
Cash Flows Used in Investing Activities
Net cash flows used in investing activities totaled $31.2 million, $31.3 million, and $48.9 million during fiscal years 2008, 2007, and 2006, respectively.
•
Cash utilized for capital expenditures was $30.8 million, $31.3 million, and $48.9 million for 2008, 2007, and 2006, respectively. Additions to property, plant and equipment in 2008 were primarily for natural gas transmission ($10.5 million), natural gas distribution ($15.1 million), propane distribution ($3.1 million), advanced information services ($672,000) and other operations ($1.4 million). In both 2008 and 2007, the natural gas distribution expenditures were used primarily to fund expansion and facilities improvements; in both periods, the natural gas transmission capital expenditures related primarily to expanding the Company’s transmission system.

•	The Company’s environmental expenditures exceeded amounts recovered through rates charged to customers in 2008, 2007 and 2006 by $480,000, $228,000 and $16,000, respectively.
•	Sales of property, plant, and equipment generated $205,000 of cash in 2007.
Cash Flows Provided by Financing Activities
Cash flows provided by financing activities totaled $1.7 million during 2008, $3.7 million during 2007, and $20.7 million during 2006. Significant financing activities included the following:
•
In October 2008, the Company completed the placement of $30.0 million of 5.93 percent Unsecured Senior Notes; in October 2006, the Company also completed the placement of $20.0 million of 5.5 percent Unsecured Senior Notes.

•
During 2008 and 2006, the Company reduced its short-term debt by $12.0 million and $8.0 million, respectively. During 2007, net borrowing of short-term debt increased by $18.7 million, primarily to support our capital investments.

•	The Company repaid $7.7 million of long-term debt during 2008 and 2007, compared with $4.9 million during 2006.
•
During 2008, the Company paid $8.0 million in cash dividends, compared with dividend payments of $7.0 million in 2007, and $6.0 million for 2006. The increase in dividends paid in 2008 compared to 2007 reflects the growth in the annualized dividend rate from $1.18 per share in 2007 to $1.22 per share in 2008. The dividends paid in 2007, compared to 2006 reflects both growth in the annualized dividend rate, from $1.16 per share during 2006 to $1.18 per share during 2007, and the increase in shares outstanding following the issuance of additional shares of common stock in the fourth quarter of 2006.

Page 50     Chesapeake Utilities Corporation 2008 Form 10-K

•
In November 2006, the Company sold 690,345 shares of common stock, which included the underwriter’s exercise of an over-allotment option of 90,045 shares, pursuant to a shelf registration statement declared effective in November 2006, generating net proceeds of $19.7 million.

•	In August 2006, the Company paid cash of $435,000, in lieu of issuing shares of the Company’s common stock, for the 30,000 stock warrants outstanding at December 31, 2005.
Contractual Obligations
We have the following contractual obligations and other commercial commitments as of December 31, 2008:

	Payments Due by Period
	Less than 1			More than 5
Contractual Obligations	year	1 – 3 years	3 – 5 years	years	Total
Long-term debt (1)	$6,656,364	$14,403,636	$13,454,545	$58,564,091	$93,078,636
Operating leases (2)	770,329	1,217,087	929,756	2,446,248	5,363,420
Purchase obligations (3)
Transmission capacity	8,881,750	22,168,145	10,162,156	48,665,180	89,877,231
Storage — Natural Gas	1,507,998	4,145,743	2,719,878	1,707,063	10,080,682
Commodities	31,597,588	57,545	—	—	31,655,133
Forward purchase contracts — Propane (4)	10,181,630	—	—	—	10,181,630
Unfunded benefits (5)	336,637	1,392,409	659,454	1,810,947	4,199,447
Funded benefits (6)	519,319	120,615	60,308	1,396,143	2,096,385

Total Contractual Obligations	$60,451,615	$43,505,180	$27,986,097	$114,589,672	$246,532,564

(1)
Principal payments on long-term debt, see Note H, “Long-Term Debt,” in the Notes to the Consolidated Financial Statements for additional discussion of this item. The expected interest payments on long-term debt are $5.7 million, $10.0 million, $8.0 million and $13.1 million, respectively, for the periods indicated above. Expected interest payments for all periods total $36.8 million.

(2)	See Note J, “Lease Obligations,” in the Notes to the Consolidated Financial Statements for additional discussion of this item.

(3)	See Note N, “Other Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements for further information.

(4)	The Company has also entered into forward sale contracts. See “Market Risk” of the Management’s Discussion and Analysis for further information.

(5)
The Company has recorded long-term liabilities of $4.6 million at December 31, 2008 for unfunded post-retirement benefit plans. The amounts specified in the table are based on expected payments to current retirees and assumes a retirement age of 62 for currently active employees. There are many factors that would cause actual payments to differ from these amounts, including early retirement, future health care costs that differ from past experience and discount rates implicit in calculations.

(6)
The Company has recorded long-term liabilities of $6.5 million at December 31, 2008 for funded benefits. These liabilities have been funded using a Rabbi Trust and an asset in the same amount is recorded under Investments on the Balance Sheet. The defined benefit pension plan was closed to new participants on January 1, 1999 and participants in the plan on that date were given the option to leave the plan. See Note K, “Employee Benefit Plans,” in the Notes to the Consolidated Financial Statements for further information on the plan. The Company expects to contribute $450,000 to the plan in 2009. Additional contributions may be required based on the actual return earned by the plan assets and other actuarial assumptions, such as the discount rate and long-term expected rate of return on plan assets.

Off-Balance Sheet Arrangements
The Company has issued corporate guarantees to certain vendors of its subsidiaries, primarily its propane wholesale marketing subsidiary and its natural gas supply management subsidiary. These corporate guarantees provide for the payment of propane and natural gas purchases in the event of the respective subsidiary’s default. None of these subsidiaries has ever defaulted on its obligations to pay its suppliers. The liabilities for these purchases are recorded in the Consolidated Financial Statements when incurred. The aggregate amount guaranteed at December 31, 2008 was $22.2 million, with the guarantees expiring on various dates in 2009.
Chesapeake Utilities Corporation 2008 Form 10-K     Page 51

Management’s Discussion and Analysis
In addition to the corporate guarantees, the Company has issued a letter of credit to its primary insurance company for $775,000, which expires on May 31, 2009. The letter of credit is provided as security to satisfy the deductibles under the Company’s various insurance policies. There have been no draws on this letter of credit as of December 31, 2008.
Rate Filings and Other Regulatory Activities
The Company’s natural gas distribution operations in Delaware, Maryland and Florida are subject to regulation by their respective PSC; ESNG is subject to regulation by the FERC. At December 31, 2008, Chesapeake was involved in rate filings and/or regulatory matters in each of the jurisdictions in which it operates. Each of these rate filings or regulatory matters is fully described in Note O, “Other Commitments and Contingencies,” to the Consolidated Financial Statements.
Environmental Matters
The Company continues to work with federal and state environmental agencies to assess the environmental impact and explore corrective action at three environmental sites (see Note N to the Consolidated Financial Statements). The Company believes that future costs associated with these sites will be recoverable in rates or through sharing arrangements with, or contributions by, other responsible parties.
Market Risk
Market risk represents the potential loss arising from adverse changes in market rates and prices. Long-term debt is subject to potential losses based on changes in interest rates. The Company’s long-term debt consists of fixed-rate senior notes and convertible debentures (see Note I to the Consolidated Financial Statements for annual maturities of consolidated long-term debt). All of the Company’s long-term debt is fixed-rate debt and was not entered into for trading purposes. The carrying value of long-term debt, including current maturities, was $93.1 million at December 31, 2008, as compared to a fair value of $92.3 million, based on a discounted cash flow methodology that incorporates a market interest rate that is based on published corporate borrowing rates for debt instruments with similar terms and average maturities with adjustments for duration, optionality, and risk profile. The Company evaluates whether to refinance existing debt or permanently refinance existing short-term borrowing, based in part on the fluctuation in interest rates.
The Company’s propane distribution business is exposed to market risk as a result of propane storage activities and entering into fixed price contracts for supply. The Company can store up to approximately four million gallons (including leased storage and rail cars) of propane during the winter season to meet its customers’ peak requirements and to serve metered customers. Decreases in the wholesale price of propane may cause the value of stored propane to decline. To mitigate the impact of price fluctuations, the Company has adopted a Risk Management Policy that allows the propane distribution operation to enter into fair value hedges of its inventory. At December 31, 2008, the propane distribution operation had entered into a swap agreement to protect the Company from the impact of price increases on the Pro-Cap Plan that we offer to customers. The Company considered this agreement to be an economic hedge that did not qualify for hedge accounting as described in SFAS No. 133. At the end of 2008, the market price of propane, valued using broker or dealer quotations, or market transactions in either the listed or OTC markets, dropped below the unit price in the swap agreement. As a result of the price drop, the Company marked the January and February gallons in the agreement to market, which resulted in an increase to cost of sales of $939,000. The Company subsequently terminated the swap agreement in January 2009. The Company did not enter into a similar agreement in 2007.
The Company’s propane wholesale marketing operation is a party to natural gas liquids forward contracts, primarily propane contracts, with various third parties. These contracts require that the propane wholesale marketing operation purchase or sell natural gas liquids at a fixed price at fixed future dates. At expiration, the contracts are settled by the delivery of natural gas liquids to the Company or the counter-party or “booking out” the transaction. Booking out is a procedure for financially settling a contract in lieu of the physical delivery of energy. The propane wholesale marketing operation also enters into futures contracts that are traded on the New York Mercantile Exchange. In certain cases, the futures contracts are settled by the payment or receipt of a net amount equal to the difference between the current market price of the futures contract and the original contract price; however, they may also be settled by physical receipt or delivery of propane.
Page 52     Chesapeake Utilities Corporation 2008 Form 10-K

The forward and futures contracts are entered into for trading and wholesale marketing purposes. The propane wholesale marketing business is subject to commodity price risk on its open positions to the extent that market prices for natural gas liquids deviate from fixed contract settlement prices. Market risk associated with the trading of futures and forward contracts is monitored daily for compliance with the Company’s Risk Management Policy, which includes volumetric limits for open positions. To manage exposures to changing market prices, open positions are marked up or down to market prices and reviewed by the Company’s oversight officials daily. In addition, the Risk Management Committee reviews periodic reports on markets and the credit risk of counter-parties, approves any exceptions to the Risk Management Policy (within limits established by the Board of Directors) and authorizes the use of any new types of contracts. Quantitative information on forward and futures contracts at December 31, 2008 and 2007 is presented in the following tables.

	Quantity in	Estimated Market	Weighted Average
At December 31, 2008	gallons	Prices	Contract Prices
Forward Contracts
Sale	10,626,000	$0.5450 – $1.9100	$0.9984
Purchase	9,949,800	$0.7000 – $1.9600	$1.0233
Estimated market prices and weighted average contract prices are in dollars per gallon. All contracts expire the first quarter of 2009.

	Quantity in	Estimated Market	Weighted Average
At December 31, 2007	gallons	Prices	Contract Prices
Forward Contracts
Sale	30,941,400	$0.8925 – $1.6025	$1.3555
Purchase	30,954,000	$0.8700 – $1.6000	$1.3498
Estimated market prices and weighted average contract prices are in dollars per gallon. All contracts expire in 2008.
At December 31, 2008 and 2007, the Company marked these forward contracts to market, using broker or dealer quotations, or market transactions in either the listed or OTC markets, which resulted in the following assets and liabilities:

December 31,	2008	2007
(in thousands)
Marked-to-market energy assets	$4,482	$7,812
Marked-to-market energy liabilities	$3,052	$7,739
The Company’s natural gas distribution and marketing operations have entered into agreements with natural gas suppliers to purchase natural gas for resale to their customers. Purchases under these contracts either do not meet the definition of derivatives in SFAS No. 133 or are considered “normal purchases and sales” under SFAS No. 138 and are not marked to market.
Chesapeake Utilities Corporation 2008 Form 10-K     Page 53

Management’s Discussion and Analysis
Competition
The Company’s natural gas operations compete with other forms of energy including electricity, oil and propane. The principal competitive factors are price and, to a lesser extent, accessibility. The Company’s natural gas distribution operations have several large-volume industrial customers that can use fuel oil as an alternative to natural gas. When oil prices decline, these interruptible customers may convert to oil to satisfy their fuel requirements, and our interruptible sales volumes may decline because oil prices are lower than the price of natural gas. Oil prices, as well as the prices of electricity and other fuels, fluctuate for a variety of reasons; therefore, future competitive conditions are not predictable. To address this uncertainty, the Company uses flexible pricing arrangements on both the supply and sales sides of this business to compete with alternative fuel price fluctuations. As a result of the transmission operation’s conversion to open access and the Florida gas distribution division’s restructuring of its services, these businesses have shifted from providing bundled transportation and sales service to providing only transportation and contract storage services.
The Company’s natural gas distribution operations in Delaware, Maryland and Florida offer unbundled transportation services to certain commercial and industrial customers. In 2002, the Florida operation extended such service to residential customers. With such transportation service available on the Company’s distribution systems, the Company is competing with third-party suppliers to sell gas to industrial customers. With respect to unbundled transportation services, the Company’s competitors include interstate transmission companies, if the distribution customers are located close enough to a transmission company’s pipeline to make connections economically feasible. The customers at risk are usually large volume commercial and industrial customers with the financial resources and capability to bypass the Company’s distribution operations in this manner. In certain situations, the Company’s distribution operations may adjust services and rates for these customers to retain their business. The Company expects to continue to expand the availability of unbundled transportation service to additional classes of distribution customers in the future. The Company has also established a natural gas sales and supply management operation in Florida, Delaware and Maryland to provide such service to customers eligible for unbundled transportation services.
The Company’s propane distribution operations compete with several other propane distributors in their respective geographic markets, primarily on the basis of service and price, emphasizing responsive and reliable service. Our competitors generally include local outlets of national distributors and local independent distributors, whose proximity to customers entails lower costs to provide service. Propane competes with electricity as an energy source, because it is typically less expensive than electricity, based on equivalent BTU value. Propane also competes with home heating oil as an energy source. Since natural gas has historically been less expensive than propane, propane is generally not distributed in geographic areas served by natural gas pipeline or distribution systems.
The propane wholesale marketing operation competes against various regional and national marketers, many of which have significantly greater resources and are able to obtain price or volumetric advantages.
The advanced information services business faces significant competition from a number of larger competitors having substantially greater resources available to them than does the Company. In addition, changes in the advanced information services business are occurring rapidly, and could adversely affect the markets for the products and services offered by these businesses. This segment competes on the basis of technological expertise, reputation and price.
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
Page 54     Chesapeake Utilities Corporation 2008 Form 10-K

Cautionary Statement
Chesapeake Utilities Corporation has made statements in this Form 10-K that are considered to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not matters of historical fact and are typically identified by words such as, but not limited to, “believes,” “expects,” “intends,” “plans,” and similar expressions, or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could.” These statements relate to matters such as customer growth, changes in revenues or gross margins, capital expenditures, environmental remediation costs, regulatory trends and decisions, market risks associated with our propane operations, the competitive position of the Company, inflation, and other matters. It is important to understand that these forward-looking statements are not guarantees; rather, they are subject to certain risks, uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, but are not limited to:
•	the temperature sensitivity of the natural gas and propane businesses;
•	the effects of spot, forward, futures market prices, and the Company’s use of derivative instruments on the Company’s distribution, wholesale marketing and energy trading businesses;
•	the amount and availability of natural gas and propane supplies;
•	the access to interstate pipelines’ transportation and storage capacity and the construction of new facilities to support future growth;
•	the effects of natural gas and propane commodity price changes on the operating costs and competitive positions of our natural gas and propane distribution operations;
•	the impact that declining propane prices may have on the valuation of our propane inventory;
•	third-party competition for the Company’s unregulated and regulated businesses;
•	changes in federal, state or local regulation and tax requirements, including deregulation;
•	changes in technology affecting the Company’s advanced information services segment;
•	changes in credit risk and credit requirements affecting the Company’s energy marketing subsidiaries;
•	the effects of accounting changes;
•	changes in benefit plan assumptions, return on plan assets, and funding requirements;
•	cost of compliance with environmental regulations or the remediation of environmental damage;
•	the effects of general economic conditions, including interest rates, on the Company and its customers;
•	the impact of the volatility in the financial and credit markets on the Company’s ability to access credit;
•	the ability of the Company’s new and planned facilities and acquisitions to generate expected revenues;
•	the ability of the Company to construct facilities at or below estimated costs;
•	the Company’s ability to obtain the rate relief and cost recovery requested from utility regulators and the timing of the requested regulatory actions;
•	the Company’s ability to obtain necessary approvals and permits from regulatory agencies on a timely basis;
•	the impact of inflation on the results of operations, cash flows, financial position and on the Company’s planned capital expenditures;
•	inability to access the financial markets to a degree that may impair future growth; and
•	operating and litigation risks that may not be covered by insurance.
Chesapeake Utilities Corporation 2008 Form 10-K     Page 55

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
Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, Chesapeake’s management conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria established in a report entitled “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Chesapeake’s management has evaluated and concluded that Chesapeake’s internal control over financial reporting was effective as of December 31, 2008.
Page 56     Chesapeake Utilities Corporation 2008 Form 10-K

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Stockholders of Chesapeake Utilities Corporation
We have audited the accompanying consolidated balance sheets of Chesapeake Utilities Corporation as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, cash flows and income taxes for the years then ended. Chesapeake Utilities Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chesapeake Utilities Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
We also have audited the adjustments to the 2006 consolidated financial statements to retrospectively reflect the discontinued operations described in Note B. In our opinion, such adjustments were appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2006 consolidated financial statements of Chesapeake Utilities Corporation other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2006 consolidated financial statements taken as a whole.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chesapeake Utilities Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2009 expressed an unqualified opinion.
/s/ Beard Miller Company LLP
Beard Miller Company LLP
Reading, Pennsylvania
March 9, 2009
Chesapeake Utilities Corporation 2008 Form 10-K     Page 57

Consolidated Statements of Income
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
of Chesapeake Utilities Corporation
In our opinion, the consolidated statements of income, cash flows, stockholders’ equity and income taxes for the year ended December 31, 2006, before the effects of the adjustments to retrospectively reflect the discontinued operations described in Note B, present fairly, in all material respects, the results of operations and cash flows of Chesapeake Utilities Corporation and its subsidiaries for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America (the 2006 financial statements before the effects of the adjustments discussed in Note B are not presented herein). In addition, in our opinion, the financial statement schedule for the year ended December 31, 2006, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements before the effects of the adjustments described above. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit, before the effects of the adjustments described above, of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
As discussed in Note L to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans, effective December 31, 2006.
We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively reflect the discontinued operations described in Note B and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

/s/ PricewaterhouseCoopers LLP PricewaterhouseCoopers LLP
Boston, MA
March 13, 2007
The accompanying notes are an integral part of the financial statements.
Page 58     Chesapeake Utilities Corporation 2008 Form 10-K

For the Twelve Months Ended December 31,	2008	2007	2006

Operating Revenues	$291,443,477	$258,286,495	$231,199,565

Operating Expenses
Cost of sales, excluding costs below	200,643,518	170,848,211	155,809,747
Operations	43,475,794	42,242,218	36,612,683
Unconsummated acquisition costs	1,152,844	—	—
Maintenance	2,215,123	2,235,605	2,161,177
Depreciation and amortization	9,004,911	9,060,185	8,243,715
Other taxes	6,472,353	5,786,694	5,040,306

Total operating expenses	262,964,543	230,172,913	207,867,628

Operating Income	28,478,934	28,113,582	23,331,937

Other income, net of other expenses	103,039	291,305	189,093

Interest charges	6,157,552	6,589,639	5,773,993

Income Before Income Taxes	22,424,421	21,815,248	17,747,037
Income taxes	8,817,162	8,597,461	6,999,072

Income from Continuing Operations	13,607,259	13,217,787	10,747,965

Loss from discontinued operations, net of tax benefit of $0,$10,898 and $162,510	—	(20,077)	(241,440)

Net Income	$13,607,259	$13,197,710	$10,506,525

Weighted Average Common Shares Outstanding:
Basic	6,811,848	6,743,041	6,032,462
Diluted	6,927,483	6,854,716	6,155,131

Earnings Per Share of Common Stock:
Basic
From continuing operations	$2.00	$1.96	$1.78
From discontinued operations	—	—	(0.04)

Net Income	$2.00	$1.96	$1.74

Diluted
From continuing operations	$1.98	$1.94	$1.76
From discontinued operations	—	—	(0.04)

Net Income	$1.98	$1.94	$1.72

Cash Dividends Declared Per Share of Common Stock:	$1.21	$1.18	$1.16
The accompanying notes are an integral part of the financial statements.
Chesapeake Utilities Corporation 2008 Form 10-K     Page 59

Consolidated Statements of Cash Flows

For the Years Ended December 31,	2008	2007	2006

Operating Activities
Net Income	$13,607,259	$13,197,710	$10,506,525
Adjustments to reconcile net income to net operating cash:
Depreciation and amortization	9,004,911	9,060,185	8,243,715
Depreciation and accretion included in other costs	2,239,018	3,336,506	3,102,066
Deferred income taxes, net	11,441,660	1,831,030	(408,533)
Gain on sale of assets	—	(204,882)	—
Unrealized (gain) loss on commodity contracts	(1,146,486)	(170,465)	37,110
Unrealized (gain) loss on investments	509,084	(122,819)	(151,952)
Employee benefits and compensation	151,910	1,004,273	(158,825)
Share based compensation	820,175	989,945	709,789
Other, net	4,045	56	13,300
Changes in assets and liabilities:
Sale (purchase) of investments	(200,603)	229,125	(177,990)
Accounts receivable and accrued revenue	19,410,552	(28,189,132)	9,705,860
Propane inventory, storage gas and other inventory	(1,729,641)	1,193,336	354,764
Regulatory assets	410,989	(344,680)	2,498,954
Prepaid expenses and other current assets	(1,182,142)	(1,185,829)	(261,017)
Other deferred charges	(153,005)	(2,477,879)	(231,822)
Long-term receivables	207,324	83,653	137,101
Accounts payable and other accrued liabilities	(15,139,134)	22,130,049	(11,434,370)
Income taxes receivable	(6,155,239)	(158,556)	1,800,913
Accrued interest	158,154	33,112	273,672
Customer deposits and refunds	(502,479)	2,534,655	2,361,265
Accrued compensation	(174,946)	946,099	(721,289)
Regulatory liabilities	(3,107,401)	2,124,091	2,824,068
Other liabilities	68,384	(157,699)	1,125,590

Net cash provided by operating activities	28,542,389	25,681,884	30,148,894

Investing Activities
Property, plant and equipment expenditures	(30,755,845)	(31,277,390)	(48,845,828)
Proceeds from sale of assets	—	204,882	—
Environmental expenditures	(479,799)	(227,979)	(15,549)

Net cash used by investing activities	(31,235,644)	(31,300,487)	(48,861,377)

Financing Activities
Common stock dividends	(7,956,843)	(7,029,821)	(5,982,531)
Issuance of stock for Dividend Reinvestment Plan	28,541	299,436	321,865
Stock issuance	—	—	19,698,509
Cash settlement of warrants	—	—	(434,782)
Change in cash overdrafts due to outstanding checks	(683,836)	(541,052)	49,047
Net borrowing (repayment) under line of credit agreements	(11,980,108)	18,651,055	(7,977,347)
Proceeds from issuance of long-term debt	29,960,518	—	19,968,104
Repayment of long-term debt	(7,656,623)	(7,656,580)	(4,929,674)

Net cash provided by financing activities	1,711,649	3,723,038	20,713,191

Net Increase (Decrease) in Cash and Cash Equivalents	(981,606)	(1,895,565)	2,000,708

Cash and Cash Equivalents — Beginning of Period	2,592,801	4,488,366	2,487,658

Cash and Cash Equivalents — End of Period	$1,611,195	$2,592,801	$4,488,366

Supplemental Cash Flow Disclosures (see Note D)
The accompanying notes are an integral part of the financial statements.
Page 60     Chesapeake Utilities Corporation 2008 Form 10-K

Consolidated Balance Sheets

	December 31,	December 31,
Assets	2008	2007

Property, Plant and Equipment
Natural gas	$316,124,761	$289,706,066
Propane	51,827,293	48,506,231
Advanced information services	1,439,390	1,157,808
Other plant	10,815,345	8,567,833

Total property, plant and equipment	380,206,789	347,937,938

Less: Accumulated depreciation and amortization	(101,017,551)	(92,414,289)
Plus: Construction work in progress	1,481,448	4,899,608

Net property, plant and equipment	280,670,686	260,423,257

Investments	1,600,790	1,909,271

Current Assets
Cash and cash equivalents	1,611,195	2,592,801
Accounts receivable (less allowance for uncollectible accounts of $1,159,014 and $952,074, respectively)	52,905,447	72,218,191
Accrued revenue	5,167,666	5,265,474
Propane inventory, at average cost	5,710,673	7,629,295
Other inventory, at average cost	1,479,249	1,280,506
Regulatory assets	826,009	1,575,072
Storage gas prepayments	9,491,690	6,042,169
Income taxes receivable	7,442,921	1,237,438
Deferred income taxes	1,577,805	2,155,393
Prepaid expenses	4,679,368	3,496,517
Mark-to-market energy assets	4,482,473	7,812,456
Other current assets	146,820	146,253

Total current assets	95,521,316	111,451,565

Deferred Charges and Other Assets
Goodwill	674,451	674,451
Other intangible assets, net	164,268	178,073
Long-term receivables	533,356	740,680
Regulatory assets	2,806,195	2,539,235
Other deferred charges	3,823,448	3,640,480

Total deferred charges and other assets	8,001,718	7,772,919

Total Assets	$385,794,510	$381,557,012

The accompanying notes are an integral part of the financial statements.
Chesapeake Utilities Corporation 2008 Form 10-K     Page 61

Consolidated Balance Sheets

	December 31,	December 31,
Capitalization and Liabilities	2008	2007

Capitalization
Stockholders’ equity
Common Stock, par value $0.4867 per share (authorized 12,000,000 shares)	$3,322,668	$3,298,473
Additional paid-in capital	66,680,696	65,591,552
Retained earnings	56,817,921	51,538,194
Accumulated other comprehensive loss	(3,748,093)	(851,674)
Deferred compensation obligation	1,548,507	1,403,922
Treasury stock	(1,548,507)	(1,403,922)

Total stockholders’ equity	123,073,192	119,576,545

Long-term debt, net of current maturities	86,422,273	63,255,636

Total capitalization	209,495,465	182,832,181

Current Liabilities
Current portion of long-term debt	6,656,364	7,656,364
Short-term borrowing	33,000,000	45,663,944
Accounts payable	40,202,280	54,893,071
Customer deposits and refunds	9,534,441	10,036,920
Accrued interest	1,023,658	865,504
Dividends payable	2,082,267	1,999,343
Accrued compensation	3,304,736	3,400,112
Regulatory liabilities	3,227,337	6,300,766
Mark-to-market energy liabilities	3,052,440	7,739,261
Other accrued liabilities	2,967,905	2,500,542

Total current liabilities	105,051,428	141,055,827

Deferred Credits and Other Liabilities
Deferred income taxes	37,719,859	28,795,885
Deferred investment tax credits	235,422	277,698
Regulatory liabilities	875,106	1,136,071
Environmental liabilities	511,223	835,143
Other pension and benefit costs	7,335,116	2,513,030
Accrued asset removal cost	20,641,279	20,249,948
Other liabilities	3,929,612	3,861,229

Total deferred credits and other liabilities	71,247,617	57,669,004

Other Commitments and Contingencies (Note N)

Total Capitalization and Liabilities	$385,794,510	$381,557,012

The accompanying notes are an integral part of the financial statements.
Page 62     Chesapeake Utilities Corporation 2008 Form 10-K

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional		Accumulated Other
	Number of		Paid-In	Retained	Comprehensive	Deferred	Treasury
	Shares	Par Value	Capital	Earnings	Income	Compensation	Stock	Total
Balances at December 31, 2005	5,883,099	$2,863,212	$39,619,849	$42,854,894	$(578,151)	$794,535	$(797,156)	$84,757,183
Net earnings				10,506,525				10,506,525
Other comprehensive income, net of tax:
Minimum pension liability, net of tax (1)					74,036			74,036

Total comprehensive income								10,580,561

Adjustment to initially apply SFAS No. 158, net of tax (5) (6)					169,565			169,565
Dividend Reinvestment Plan	38,392	18,685	1,148,100					1,166,785
Retirement Savings Plan	29,705	14,457	900,354					914,811
Conversion of debentures	16,677	8,117	275,300					283,417
Share based compensation (2) (4)	29,866	14,536	887,426					901,962
Stock warrants, net of tax			(233,327)					(233,327)
Deferred Compensation Plan						323,974	(323,974)	—
Purchase of treasury stock	(97)						(51,572)	(51,572)
Sale and distribution of treasury stock	97						54,193	54,193
Stock issuance	690,345	335,991	19,362,518					19,698,509
Cash dividends (3)				(7,090,535)				(7,090,535)

Balances at December 31, 2006	6,688,084	3,254,998	61,960,220	46,270,884	(334,550)	1,118,509	(1,118,509)	111,151,552
Net earnings				13,197,710				13,197,710
Other comprehensive income, net of tax:
Employee Benefit Plans, net of tax:
Amortization of prior service costs (5)					(2,828)			(2,828)
Net loss (6)					(514,296)			(514,296)

Total comprehensive income								12,680,586

Dividend Reinvestment Plan	35,333	17,197	1,121,190					1,138,387
Retirement Savings Plan	29,563	14,388	934,295					948,683
Conversion of debentures	8,106	3,945	133,839					137,784
Share based compensation (2) (4)	16,324	7,945	1,442,008					1,449,953
Deferred Compensation Plan						285,413	(285,413)	—
Purchase of treasury stock	(971)						(29,771)	(29,771)
Sale and distribution of treasury stock	971						29,771	29,771
Cash dividends (3)				(7,930,400)				(7,930,400)

Balances at December 31, 2007	6,777,410	3,298,473	65,591,552	51,538,194	(851,674)	1,403,922	(1,403,922)	119,576,545
Net earnings				13,607,259				13,607,259
Other comprehensive income, net of tax:
Employee Benefit Plans, net of tax:
Amortization of prior service costs (5)					(71,438)			(71,438)
Net loss(6)					(2,824,981)			(2,824,981)

Total comprehensive income								10,710,840

Dividend Reinvestment Plan	9,060	4,410	269,127					273,537
Retirement Savings Plan	5,260	2,560	156,195					158,755
Conversion of debentures	10,397	5,060	171,680					176,740
Share based compensation (2) (4)	24,994	12,165	441,898					454,063
Tax benefit on stock warrants			50,244					50,244
Deferred Compensation Plan						144,585	(144,585)	—
Purchase of treasury stock	(2,425)						(71,573)	(71,573)
Sale and distribution of treasury stock	2,425						71,573	71,573
Dividends on stock-based compensation				(79,570)				(79,570)
Cash dividends (3)				(8,247,962)				(8,247,962)

Balances at December 31, 2008	6,827,121	$3,322,668	$66,680,696	$56,817,921	$(3,748,093)	$1,548,507	$(1,548,507)	$123,073,192

(1)	Tax expense recognized on the minimum pension liability adjustment for 2006 was $48,889.

(2)	Includes amounts for shares issued for Directors’ compensation.

(3)	Cash dividends per share for 2008, 2007 and 2006 were $1.22, $1.18 and $1.16, respectively.

(4)	The shares issued under the PIP are net of shares withheld for employee taxes. For 2008, the Company withheld 12,511 shares for taxes, 2,420 shares for 2007 and 9,054 shares for 2006.

(5)	Tax expense (benefit) recognized on the prior service cost component of employees benefit plans for 2008, 2007 and 2006 were ($51,841), ($1,871) and $11,756, respectively.

(6)	Tax expense (benefit) recognized on the net gain (loss) component of employees benefit plans for 2008, 2007 and 2006 were ($1.9 million), ($340,449) and $100,217, respectively.
The accompanying notes are an integral part of the financial statements.
Chesapeake Utilities Corporation 2008 Form 10-K     Page 63

Consolidated Statements of Income Taxes

For the Years Ended December 31,	2008	2007	2006

Current Income Tax Expense
Federal	$(2,551,138)	$5,512,071	$5,994,296
State	—	1,223,145	1,424,485
Investment tax credit adjustments, net	(42,276)	(50,579)	(54,816)

Total current income tax expense (benefit)	(2,593,414)	6,684,637	7,363,965

Deferred Income Tax Expense (1)
Property, plant and equipment	10,347,035	2,958,758	1,697,024
Deferred gas costs	781,635	(629,228)	(2,085,066)
Pensions and other employee benefits	(174,365)	(9,154)	(97,436)
Environmental expenditures	144,848	45,872	(5,580)
Other	311,423	(464,322)	(36,345)

Total deferred income tax expense (benefit)	11,410,576	1,901,926	(527,403)

Total Income Tax Expense	$8,817,162	$8,586,563	$6,836,562

Reconciliation of Effective Income Tax Rates
Continuing Operations
Federal income tax expense (2)	$7,862,760	$7,635,336	$6,212,237
State income taxes, net of federal benefit	1,162,081	1,086,680	829,630
Other	(207,679)	(124,555)	(42,795)

Total continuing operations	8,817,162	8,597,461	6,999,072
Discontinued operations	—	(10,898)	(162,510)

Total income tax expense	$8,817,162	$8,586,563	$6,836,562

Effective income tax rate	39.3%	39.4%	39.4%

At December 31,	2008	2007

Deferred Income Taxes
Deferred income tax liabilities:
Property, plant and equipment	$41,248,245	$31,058,050
Environmental costs	394,869	250,021
Other	2,414,121	860,993

Total deferred income tax liabilities	44,057,235	32,169,064

Deferred income tax assets:
Pension and other employee benefits	4,679,075	2,581,853
Self insurance	370,398	384,009
Deferred gas costs	364,498	1,146,133
Other	2,501,210	1,416,577

Total deferred income tax assets	7,915,181	5,528,572

Deferred Income Taxes Per Consolidated Balance Sheet	$36,142,054	$26,640,492

(1)	Includes $1,588,000, $260,000 and ($60,000) of deferred state income taxes for the years 2008, 2007 and 2006, respectively.

(2)	Federal income taxes were recorded at 35% for each year represented.
The accompanying notes are an integral part of the financial statements.
Page 64     Chesapeake Utilities Corporation 2008 Form 10-K

A. Summary of Accounting Policies
Nature of Business
Chesapeake is engaged in natural gas distribution to approximately 65,200 customers located in central and southern Delaware, Maryland’s Eastern Shore and Florida. The Company’s natural gas transmission subsidiary operates an interstate pipeline from various points in Pennsylvania and northern Delaware to the Company’s Delaware and Maryland distribution divisions as well as to other utility and industrial customers in Pennsylvania, Delaware and the Eastern Shore of Maryland. The Company’s natural gas marketing subsidiary sells natural gas supplies directly to commercial and industrial customers in the States of Florida, Delaware and Maryland. The Company’s propane distribution and wholesale marketing segment provides distribution service to 35,200 customers in Delaware, the Eastern Shore of Maryland, southeastern Pennsylvania, central Florida and the Eastern Shore of Virginia and markets propane to wholesale customers including large independent oil and petrochemical companies, resellers and propane distribution companies in the southeastern United States. The advanced information services segment provides domestic and international clients with information-technology-related business services and solutions for both enterprise and e-business applications.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. The Company does not have any ownership interests in investments accounted for using the equity method or any variable interests in a variable interest entity. All intercompany transactions have been eliminated in consolidation.
System of Accounts
The natural gas distribution divisions of the Company located in Delaware, Maryland and Florida are subject to regulation by their respective PSCs with respect to their rates for service, maintenance of their accounting records and various other matters. ESNG is an open access pipeline and is subject to regulation by the FERC. Our financial statements are prepared in accordance with GAAP, which give appropriate recognition to the ratemaking and accounting practices and policies of the various commissions. The propane, advanced information services and other business segments are not subject to regulation with respect to rates or maintenance of accounting records.
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
Chesapeake Utilities Corporation 2008 Form 10-K     Page 65

Notes to the Consolidated Financial Statements

At December 31,	2008	2007	Useful Life(1)
Plant in service
Mains	$184,124,950	$166,202,413	27-65 years
Services — utility	37,946,690	35,127,633	14-55 years
Compressor station equipment	24,980,668	24,959,330	44 years
Liquefied petroleum gas equipment	26,303,832	25,575,213	5-33 years
Meters and meter installations	19,479,360	18,111,466	Propane 10-33 years, Natural gas 25-49 years
Measuring and regulating station equipment	15,092,354	14,067,262	24-54 years
Office furniture and equipment	12,536,281	9,947,881	Non-regulated 3-10 years, Regulated 14-25 years
Transportation equipment	11,266,723	11,194,916	3-11 years
Structures and improvements	10,601,819	10,024,105	10-79 years (2)
Land and land rights	7,901,058	7,404,679	Not depreciable, except certain regulated assets
Propane bulk plants and tanks	6,296,155	5,313,061	15-40 years
Various	23,676,899	20,009,979	Various

Total plant in service	380,206,789	347,937,938
Plus construction work in progress	1,481,448	4,899,608
Less accumulated depreciation	(101,017,551)	(92,414,289)

Net property, plant and equipment	$280,670,686	$260,423,257

(1)	Certain immaterial account balances may fall outside this range.

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
Page 66     Chesapeake Utilities Corporation 2008 Form 10-K

At December 31, 2008 and 2007, the regulated utility operations had recorded the following regulatory assets and liabilities on the Balance Sheets. These assets and liabilities will be recognized as revenues and expenses in future periods as they are reflected in customers’ rates.

At December 31,	2008	2007
Regulatory Assets
Current
Underrecovered purchased gas costs	$650,820	$1,389,454
Swing transportation imbalances	2,059	—
PSC Assessment	18,575	22,290
Flex rate asset	107,943	107,394
Other	46,612	55,934

Total current	826,009	1,575,072

Non-Current
Income tax related amounts due from customers	1,284,552	1,115,638
Deferred regulatory and other expenses	646,126	446,642
Deferred gas supply	12,667	15,201
Deferred post retirement benefits	83,370	111,159
Environmental regulatory assets and expenditures	779,480	850,594

Total non-current	2,806,195	2,539,234

Total Regulatory Assets	$3,632,204	$4,114,306

Regulatory Liabilities
Current
Self insurance — current	$162,616	$191,004
Overrecovered purchased gas costs	1,542,174	4,225,845
Shared interruptible margins	231,919	11,202
Conservation cost recovery	743,874	395,379
Swing transportation imbalances	546,754	1,477,336

Total current	3,227,337	6,300,766

Non-Current
Self insurance — long-term	749,827	757,557
Income tax related amounts due to customers	125,279	151,521
Environmental overcollections	—	226,993

Total non-current	875,106	1,136,071

Accrued asset removal cost	20,641,279	20,249,948

Total Regulatory Liabilities	$24,743,722	$27,686,785

Included in the current regulatory assets listed above is a flex rate asset of approximately $108,000, which is accruing interest. Of the remaining regulatory assets, $1.7 million will be collected in approximately one to two years, $623,000 will be collected within approximately three to ten years, $83,000 will be collected within approximately 11 to 15 years, and $481,000 will be collected within approximately 16-25 years. In addition, there is approximately $711,000 for which the Company is awaiting regulatory approval for recovery; once approved, this amount is expected to be collected over a period greater than 12 months.
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
Chesapeake Utilities Corporation 2008 Form 10-K     Page 67

Notes to the Consolidated Financial Statements
Goodwill and Other Intangible Assets
The Company accounts for its goodwill and other intangibles under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). Under SFAS No. 142, goodwill is not amortized but is tested for impairment at least annually. In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Other intangible assets are amortized on a straight-line basis over their estimated economic useful lives. Please refer to Note G, “Goodwill and Other Intangible Assets,” for additional discussion of this subject.
Other Deferred Charges
Other deferred charges include discount, premium and issuance costs associated with long-term debt. Debt costs are deferred and then are amortized to interest expense over the original lives of the respective debt issuances.
Pension and Other Postretirement Plans
Pension and other postretirement plan costs and liabilities are determined on an actuarial basis and are affected by numerous assumptions and estimates including the market value of plan assets, estimates of the expected return on plan assets, assumed discount rates, the level of contributions made to the plans, current demographic and actuarial mortality data. The Company annually reviews the estimates and assumptions underlying our pension and other postretirement plan costs and liabilities with the assistance of a third-party actuarial firm. The assumed discount rate and the expected return on plan assets are the assumptions that generally have the most significant impact on the Company’s pension costs and liabilities. The assumed discount rate, the assumed health care cost trend rate and the assumed rates of retirement generally have the most significant impact on our postretirement plan costs and liabilities.
The discount rate is utilized principally in calculating the actuarial present value of our pension and postretirement obligations and net pension and postretirement costs. When establishing its discount rate, the Company considers high quality corporate bond rates based on Moody’s Aa bond index, changes in those rates from the prior year, and other pertinent factors, such as the expected life of the plan and the lump-sum-payment option.
The expected long-term rate of return on assets is utilized in calculating the expected return on plan assets component of our annual pension and postretirement plan costs. The Company estimates the expected return on plan assets by evaluating expected bond returns, asset allocations, the effects of active plan management, the impact of periodic plan asset rebalancing and historical performance. The Company also considers the guidance from its investment advisors in making a final determination of its expected rate of return on assets.
The Company estimates the assumed health care cost trend rate used in determining our postretirement net expense based upon its actual health care cost experience, the effects of recently enacted legislation and general economic conditions. The Company’s assumed rate of retirement is estimated based upon its annual review of its participant census information as of the measurement date.
Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets could have a material effect on the amount of pension costs ultimately recognized. A 0.25 percent change in the Company’s discount rate would impact our defined pension cost by approximately $10,000, impact the Pension SERP costs by approximately $2,000 and postretirement costs by approximately $7,000. A 0.25 percent change in the Company’s expected rate of return would impact our defined pension costs by approximately $16,000 and will not have an impact on either the Pension SERP or the other postretirement costs because these plans are unfunded.
Page 68     Chesapeake Utilities Corporation 2008 Form 10-K

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
The Company adopted the provisions of FIN 48, “Uncertain Tax Positions,” (“FIN 48”) effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with SFAS No. 109. FIN 48 requires that an uncertain tax position should be recognized only if it is “more likely than not” that the position is sustainable based on technical merits. Recognizable tax positions should then be measured to determine the amount of benefit recognized in the financial statements. The Company’s adoption of FIN 48 did not have an impact on its financial condition or results of operations.
Financial Instruments
Xeron, the Company’s propane wholesale marketing operation, engages in trading activities using forward and futures contracts, which have been accounted for using the mark-to-market method of accounting. Under mark-to-market accounting, the Company’s trading contracts are recorded at fair value, net of future servicing costs. The changes in market price are recognized as gains or losses in revenues on the income statement in the period of change. The resulting unrealized gains and losses are recorded as assets or liabilities, respectively. There were unrealized gains of $1.4 million and $179,000 at December 31, 2008 and 2007, respectively. Trading liabilities are recorded in mark-to-market energy liabilities. Trading assets are recorded in mark-to-market energy assets.
The Company’s natural gas and propane distribution operations have entered into agreements with suppliers to purchase natural gas and propane for resale to their customers. Purchases under these contracts either do not meet the definition of derivatives under SFAS No. 133 or are considered “normal purchases and sales” under SFAS No. 138 and are accounted for on an accrual basis.
The propane distribution operation may enter into a fair value hedge of its inventory in order to mitigate the impact of wholesale price fluctuations. Wholesale propane prices rose dramatically during the spring months of 2008, when they are traditionally at their lowest. In efforts to protect the Company from the impact that additional price increases would have on the Pro-Cap (propane price cap) Plan that we offer to customers, the propane distribution operation had entered into a swap agreement. By December 31, 2008, the market price of propane declined well below the unit price in the swap agreement. As a result, the Company marked the January 2009 and February 2009 gallons in the agreement to market, which increased 2008 cost of sales by $939,000. The Company terminated this swap agreement in January 2009. At December 31, 2007, the Company had not hedged any of its propane inventories.
Chesapeake Utilities Corporation 2008 Form 10-K     Page 69

Notes to the Consolidated Financial Statements
Earnings Per Share
Chesapeake calculates earnings per share in accordance with SFAS No. 128. The calculations of both basic and diluted earnings per share are presented in the following chart.

For the Periods Ended December 31,	2008	2007	2006

Calculation of Basic Earnings Per Share:
Net Income	$13,607,259	$13,197,710	$10,506,525
Weighted average shares outstanding	6,811,848	6,743,041	6,032,462

Basic Earnings Per Share	$2.00	$1.96	$1.74

Calculation of Diluted Earnings Per Share:
Reconciliation of Numerator:
Net Income	$13,607,259	$13,197,710	$10,506,525
Effect of 8.25% Convertible debentures	88,657	95,611	105,024

Adjusted numerator — Diluted	$13,695,916	$13,293,321	$10,611,549

Reconciliation of Denominator:
Weighted shares outstanding — Basic	6,811,848	6,743,041	6,032,462
Effect of dilutive securities:
Share-based Compensation	12,083	—	—
8.25% Convertible debentures	103,552	111,675	122,669

Adjusted denominator — Diluted	6,927,483	6,854,716	6,155,131

Diluted Earnings Per Share	$1.98	$1.94	$1.72

Operating Revenues
Revenues for the natural gas distribution operations of the Company are based on rates approved by the PSCs in the jurisdictions in which the Company operates. The natural gas transmission operation’s revenues are based on rates approved by the FERC. Customers’ base rates may not be changed without formal approval by these commissions. The PSCs, however, have allowed the natural gas distribution operations to negotiate rates, based on approved methodologies, with customers that have competitive alternatives. The natural gas transmission operation can also negotiate rates above or below the FERC-approved maximum rates, which customers can elect as recourse to negotiated rates.
For regulated deliveries of natural gas, Chesapeake reads meters and bills customers on monthly cycles that do not coincide with the accounting periods used for financial reporting purposes. Chesapeake accrues unbilled revenues for gas that has been delivered but not yet billed at the end of an accounting period to the extent that they do not coincide. In connection with this accrual, Chesapeake must estimate the amount of gas that has not been accounted for on its delivery system and must estimate the amount of the unbilled revenue by jurisdiction and customer class. A similar computation is made to accrue unbilled revenues for propane customers with meters, such as community gas system customers.
The propane wholesale marketing operation records trading activity for open contracts, on a net mark-to-market basis in the Company’s income statement. The propane distribution, advanced information services and other segments record revenue in the period in which the products are delivered and/or services are rendered.
Chesapeake’s natural gas distribution operations in Delaware and Maryland have a PSC-approved purchased gas cost recovery mechanism. This mechanism provides the Company with a method of adjusting the billing rates with its customers for changes in the cost of purchased gas included in base rates. The difference between the current cost of gas purchased and the cost of gas recovered in billed rates is deferred and accounted for as either unrecovered purchased gas costs or amounts payable to customers. Generally, these deferred amounts are recovered or refunded within one year.
Page 70     Chesapeake Utilities Corporation 2008 Form 10-K

The Company charges flexible rates to its natural gas distribution’s industrial interruptible customers to compete with alternative types of fuel. Based on pricing, these customers can choose natural gas or alternative fuels. Neither the Company nor the interruptible customer is contractually obligated to deliver or receive natural gas.
Cost of Sales
Cost of sales includes the direct costs attributable to the products sold or services provided by the Company for its utility and non-utility operations. These costs primarily include the variable cost of natural gas and propane commodities, pipeline capacity costs needed to transport and store natural gas, transportation costs to transport propane purchases to our storage facilities, and the direct cost of labor for our advanced information services segment.
Operations and Maintenance Expenses
Operations and maintenance expenses are costs associated with the operation and maintenance of the Company’s utility and non-utility operations. Major cost components include operation and maintenance salaries and benefits, materials and supplies, usage of vehicles, tools and equipment, payments to contractors, utility plant maintenance, customer service, professional fees and other outside services, insurance expense, minor amounts of depreciation, accretion of cost of removal for future retirements of utility assets, and other administrative expenses.
Depreciation and Accretion Included in Operations Expenses
Depreciation and accretion included in operations expenses consist of the accretion of the costs of removal for future retirement of utility assets, vehicle depreciation, computer software and hardware depreciation, and other minor amounts of depreciation expense.
Allowance for Doubtful Accounts
An allowance for doubtful accounts is recorded against amounts due to reduce the net receivables balance to the amount we reasonably expect to collect based upon the Company’s collections experiences and the Company’s assessment of its customers’ inability or reluctance to pay. If circumstances change, our estimates of recoverable accounts receivable may also change. Circumstances which could affect such estimates include, but are not limited to, customer credit issues, the level of natural gas prices and general economic conditions. Accounts are written off when they are deemed to be uncollectible.
Certain Risks and Uncertainties
The Company’s financial statements are prepared in conformity with GAAP that require management to make estimates in measuring assets and liabilities and related revenues and expenses (see Notes N and O to the Consolidated Financial Statements for significant estimates). These estimates involve judgments with respect to, among other things, various future economic factors that are difficult to predict and are beyond the control of the Company; therefore, actual results could differ from those estimates.
The Company records certain assets and liabilities in accordance with SFAS No. 71. If the Company were required to terminate application of SFAS No. 71 for its regulated operations, all amounts deferred in accordance with SFAS No. 71 would be recognized in the income statement at that time. This could result in a charge to earnings, net of applicable income taxes, which could be material.
Financial Accounting Standards Board (“FASB”) Statements and Other Authoritative Pronouncements
Recent accounting pronouncements:
In December 2007, the FASB issued SFAS No. 141(R), which retains the fundamental requirements of the original pronouncement requiring that the acquisition method be used for all business combinations. SFAS No.141(R): (a) defines the acquirer as the entity that obtains control of one or more businesses in a business combination, (b) establishes the acquisition date as the date that the acquirer achieves control and (c) requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interests at their fair values as of the acquisition date. SFAS No. 141(R) also requires that acquisition-related costs be expensed as incurred. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS No.141(R) to have a material impact on its current consolidated financial position and results of operations. However, depending upon the size, nature and complexity of future acquisition transactions, the adoption of SFAS No. 141(R) could materially affect the Company’s consolidated financial statements.
Chesapeake Utilities Corporation 2008 Form 10-K     Page 71

Notes to the Consolidated Financial Statements
In December 2007, the FASB issued SFAS No. 160, an amendment of Accounting Research Bulletin No. 51, which changes the accounting and reporting for minority interests by recharacterizing them as noncontrolling interests and classifying them as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. No other entity has a minority interest in any of the Company’s subsidiaries; therefore, the Company does not expect the adoption of SFAS No. 160 to have a material impact on its current consolidated financial position and results of operations.
In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.
In March 2008, the FASB issued SFAS No. 161, an amendment of FASB Statement No. 133, which requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008, and will be applicable to the Company in the first quarter of fiscal 2009. The Company does not expect the adoption of SFAS No. 161 to have a material impact on its current consolidated financial position and results of operations.
In April 2008, the FASB issued FSP 142-3. This FSP amends the factors which should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the adoption of FSP SFAS No. 142-3 to have a material impact on its current consolidated financial position and results of operations.
In May 2008, the FASB issued SFAS No. 162 with the intent to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS No. 162 to have a material impact on the preparation of its consolidated financial statements.
In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) APB 14-1, which clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.” In addition, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of FSP APB 14-1 to have a material impact on its current consolidated financial position and results of operations.
Page 72     Chesapeake Utilities Corporation 2008 Form 10-K

In June 2008, the FASB issued Emerging Issues Task force (“EITF”) 03-6-1 to clarify that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities, and the two-class method of computing basic and diluted earnings per share must be applied. This FSP is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of EITF 03-6-1 to have a material impact on its current consolidated financial position and results of operations.
In June 2008, the FASB ratified EITF 07-5. EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign-currency-denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of EITF 07-5 to have a material impact on its current consolidated financial position and results of operations.
In June 2008, the FASB ratified EITF 08-3 to provide guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of EITF 08-3 to have a material impact on its current consolidated financial position and results of operations.
In September 2008, the FASB ratified EITF 08-5 to provide guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. The Company does not expect the adoption of EITF 08-5 to have a material impact on its current consolidated financial position and results of operations.
During 2008, the Company adopted the following accounting standards:
In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP 133-1/FIN 45-4”). FSP 133-1/FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP 133-1/FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008. The implementation of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.
In October 2008, the FASB issued FSP 157-3 to clarify the application of the provisions of SFAS No. 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applied to the Company’s September 30, 2008 financial statements. The application of the provisions of FSP 157-3 did not materially affect the company’s results of operations or financial condition as of and for the period ended December 31, 2008.
Chesapeake Utilities Corporation 2008 Form 10-K     Page 73

Notes to the Consolidated Financial Statements
Effective January 1, 2008, Chesapeake adopted FIN 39-1, which permits companies to offset cash collateral receivables or payables with net derivative positions under certain circumstances. Based on the derivative contracts entered into to date, adoption of this FSP has not materially affected the Company’s consolidated financial statements for the period ended December 31, 2008.
In September 2006, the FASB issued SFAS No. 157, which provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. In February 2008, the FASB issued FSP 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement No. 13” (“FSP 157-1”), and FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2009 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. These non-financial items include assets and liabilities, such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and liabilities assumed in a business combination. SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by the Company, as it applies to its financial instruments, effective January 1, 2008. Adoption of SFAS No. 157 had no financial impact on the Company’s consolidated financial statements. The disclosures required by SFAS No. 157 are discussed in Note E — “Fair Value of Financial Instruments” of the Consolidated Financial Statements.
In February 2007, the FASB issued SFAS No. 159, which permits entities to elect to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. This election is irrevocable. SFAS No. 159 became effective in the first quarter of fiscal 2008. The Company has not elected to apply the fair value option to any of its financial instruments.
Reclassification of Prior Years’ Amounts
The Company reclassified some previously reported amounts to conform to current period classifications.
B. Business Dispositions and Discontinued Operations
During 2007, Chesapeake decided to close its distributed energy services subsidiary, OnSight, which had experienced operating losses since its inception in 2004. OnSight was previously reported as part of the Company’s Other Business segment. The results of operations for OnSight have been reclassified to discontinued operations and shown net of tax for all periods presented. The discontinued operations experienced a net loss of $20,000 for 2007, compared to a net loss of $241,000 for 2006. The Company did not have any discontinued operations in 2008.
Page 74     Chesapeake Utilities Corporation 2008 Form 10-K

C. Segment Information
The following table presents information about the Company’s reportable segments. The table excludes financial data related to its distributed energy company, which was reclassified to discontinued operations for each year presented.

For the Years Ended December 31,	2008	2007	2006
Operating Revenues, Unaffiliated Customers
Natural gas	$210,957,687	$180,842,699	$170,114,512
Propane	65,873,930	62,837,696	48,575,976
Advanced information services	14,611,860	14,606,100	12,509,077

Total operating revenues, unaffiliated customers	$291,443,477	$258,286,495	$231,199,565

Intersegment Revenues (1)
Natural gas	$444,083	$359,235	$259,970
Propane	2,861	406	—
Advanced information services	108,596	492,840	58,532
Other	652,296	622,272	618,492

Total intersegment revenues	$1,207,836	$1,474,753	$936,994

Operating Income
Natural gas	$25,846,346	$22,485,266	$19,733,487
Propane	1,586,414	4,497,843	2,534,035
Advanced information services	694,636	835,981	767,160
Other and eliminations	351,538	294,492	297,255

Operating Income	28,478,934	28,113,582	23,331,937

Other income	103,039	291,305	189,093
Interest charges	6,157,552	6,589,639	5,773,993
Income taxes	8,817,162	8,597,461	6,999,072

Net income from continuing operations	$13,607,259	$13,217,787	$10,747,965

Depreciation and Amortization
Natural gas	$6,694,037	$6,917,609	$6,312,277
Propane	2,024,172	1,842,047	1,658,554
Advanced information services	175,295	143,706	112,729
Other and eliminations	111,407	156,823	160,155

Total depreciation and amortization	$9,004,911	$9,060,185	$8,243,715

Capital Expenditures
Natural gas	$25,386,046	$23,086,713	$43,894,614
Propane	3,416,514	5,290,215	4,778,891
Advanced information services	678,705	174,184	159,402
Other	1,362,246	1,591,272	321,204

Total capital expenditures	$30,843,511	$30,142,384	$49,154,111

(1)	All significant intersegment revenues are billed at market rates and have been eliminated from consolidated revenues.

At December 31,	2008	2007	2006

Identifiable Assets
Natural gas	$297,407,548	$273,500,890	$252,292,600
Propane	72,954,861	94,966,212	60,170,200
Advanced information services	3,544,847	2,507,910	2,573,810
Other	11,849,010	10,533,511	10,503,804

Total identifiable assets	$385,756,266	$381,508,523	$325,540,414

Chesapeake Utilities Corporation 2008 Form 10-K      Page 75

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
D. Supplemental Cash Flow Disclosures
Cash paid for interest and income taxes during the years ended December 31, 2008, 2007, and 2006 was as follow:

For the Years Ended December 31,	2008	2007	2006
Cash paid for interest	$5,835,321	$5,592,279	$5,334,477
Cash paid for income taxes	$3,884,921	$7,009,206	$6,285,272
Non-cash investing and financing activities during the years ended December 31, 2008, 2007, and 2006 were as follow:

For the Years Ended December 31,	2008	2007	2006
Capital property and equipment acquired on account, but not paid as of December 31	$696,268	$365,890	$1,490,890
Retirement Savings Plan	$158,756	$948,683	$914,811
Dividends Reinvestment Plan	$208,194	$840,718	$844,920
Conversion of Debentures	$176,740	$137,784	$283,417
Performance Incentive Plan	$568,361	$435,309	$715,494
Director Stock Compensation Plan	$181,312	$183,573	$175,617
Tax benefit on stock warrants	$50,244	—	$201,455
E. Fair Value of Financial Instruments
Effective January 1, 2008, the Company adopted SFAS No. 157 for financial assets and liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and liabilities that are measured and reported on a fair value basis. Adoption of SFAS No. 157 had no impact on the Consolidated Balance Sheets and Statements of Income. The primary effect of SFAS No. 157 on the Company was to expand the required disclosures pertaining to the methods used to determine fair values.
SFAS No. 157 also establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are the following:
Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and
Level 3: Prices or valuation techniques requiring inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).
Page 76     Chesapeake Utilities Corporation 2008 Form 10-K

The following table summarizes the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and the fair value measurements, by level, within the fair value hierarchy used at December 31, 2008:

		Fair Value Measurements Using:
			Significant
			Other	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments	$1,601	$1,601	—	—
Mark-to-market energy assets	$4,482	—	$4,482	—

Liabilities:
Mark-to-market energy liabilities	$3,052	—	$3,052	—
Price swap agreement	$105	—	$105	—
The following valuation techniques were used to measure fair value assets in the table above on a recurring basis as of December 31, 2008:
Level 1 Fair Value Measurements:
Investments — The fair values of these trading securities are recorded at fair value based on unadjusted quoted prices in active markets for identical securities.
Level 2 Fair Value Measurements:
Mark-to-market energy assets and liabilities — These forward contracts are valued using market transactions in either the listed or OTC markets.
Propane price swap agreement — The fair value of the propane price swap agreement is valued using market transactions in either the listed or OTC markets.
In addition, various items within the balance sheet are considered to be financial instruments, because they are cash or are to be settled in cash. The carrying values of these items generally approximate their fair value. The fair value of the Company’s long-term debt is estimated using a discounted cash flow methodology that incorporates a market interest rate that is based on published corporate borrowing rates for debt instruments with similar terms and average maturities with adjustments for duration, optionality, and risk profile. The Company’s long-term debt at December 31, 2008, including current maturities, had an estimated fair value of $92.3 million compared to a carrying value of $93.1 million. At December 31, 2007, the estimated fair value was approximately $75.0 million compared to a carrying value of $70.9 million.
The Company’s adoption of SFAS No. 157 applies only to its financial instruments and does not apply to those non-financial assets and non-financial liabilities delayed under FSP No. 157-2, which will be implemented for fiscal years beginning after November 15, 2009.
Chesapeake Utilities Corporation 2008 Form 10-K     Page 77

Notes to the Consolidated Financial Statements
F. Investments
The investment balances at December 31, 2008 and 2007 represent a Rabbi Trust associated with the Company’s Supplemental Executive Retirement Savings Plan and a Rabbi Trust related to a stay bonus agreement with a former executive. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company classifies these investments as trading securities. As a result of classifying them as trading securities, the Company is required to report the securities at their fair value, with any unrealized gains and losses included in other income. The Company also has an associated liability that is recorded and adjusted each month for the gains and losses incurred by the Trust. At December 31, 2008 and 2007, total investments had a fair value of $1.6 million and $1.9 million, respectively.
G. Goodwill and Other Intangible Assets
In accordance with SFAS No. 142, goodwill is tested for impairment at least annually. In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The propane segment reported $674,000 in goodwill for the two years ended December 31, 2008 and 2007. Testing for 2008 and 2007 indicated that no impairment of the goodwill has occurred.
The carrying value and accumulated amortization of intangible assets subject to amortization for the years ended December 31, 2008 and 2007 are as follow:

	December 31, 2008		December 31, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer lists	$115,333	$89,481	$115,333	$82,269
Acquisition costs	263,659	125,243	263,659	118,650

Total	$378,992	$214,724	$378,992	$200,919

Amortization of intangible assets was $14,000 for the years ended December 31, 2008 and 2007. The estimated annual amortization of intangibles is $14,000 per year for each of the years 2009 through 2013.
Page 78      Chesapeake Utilities Corporation 2008 Form 10-K

H. Stockholders’ Equity
Changes in common stock shares issued and outstanding are shown in the table below:

For the Years Ended December 31,	2008	2007	2006

Common Stock shares issued and outstanding (1)
Shares issued — beginning of period balance	6,777,410	6,688,084	5,883,099
Dividend Reinvestment Plan (2)	9,060	35,333	38,392
Retirement Savings Plan	5,260	29,563	29,705
Conversion of debentures	10,397	8,106	16,677
Employee award plan	250	350	350
Share-based compensation (3)	24,744	15,974	29,516
Public offering	—	—	690,345

Shares issued — end of period balance (4)	6,827,121	6,777,410	6,688,084
Treasury shares — beginning of period balance	—	—	(97)
Purchases	(2,425)	(971)	—
Deferred Compensation Plan	2,425	971	—
Other issuances	—	—	97

Treasury Shares — end of period balance	—	—	—

Total Shares Outstanding	6,827,121	6,777,410	6,688,084

(1)	12,000,000 shares are authorized at a par value of $0.4867 per share.

(2)	Includes shares purchased with reinvested dividends and optional cash payments.

(3)	Includes shares issued for Directors’ compensation.

(4)	Includes 62,221, 57,309, and 48,187 shares at December 31, 2008, 2007 and 2006, respectively, held in a Rabbi Trust established by the Company relating to the Deferred Compensation Plan.
On November 21, 2006, the Company completed a public offering of 600,300 shares of its common stock at a price per share of $30.10. On November 30, 2006, the Company completed the sale of 90,045 additional shares of its common stock, pursuant to the over-allotment option granted to the underwriters by the Company. The net proceeds from the sale of common stock, after deducting underwriting commissions and expenses, were approximately $19.7 million, which were added to the Company’s general funds and used primarily to repay a portion of the Company’s short-term debt under unsecured lines of credit.
Chesapeake Utilities Corporation 2008 Form 10-K     Page 79

Notes to the Consolidated Financial Statements
I. Long-term Debt
The Company’s outstanding long-term debt is as shown below.

At December 31,	2008	2007
Uncollateralized senior notes:
7.97% note, due February 1, 2008	$—	$1,000,000
6.91% note, due October 1, 2010	1,818,182	2,727,273
6.85% note, due January 1, 2012	3,000,000	4,000,000
7.83% note, due January 1, 2015	12,000,000	14,000,000
6.64% note, due October 31, 2017	24,545,455	27,272,727
5.50% note, due October 12, 2020	20,000,000	20,000,000
5.93% note, due October 31, 2023	30,000,000	—
Convertible debentures:
8.25% due March 1, 2014	1,655,000	1,832,000
Promissory note	60,000	80,000

Total long-term debt	93,078,637	70,912,000
Less: current maturities	(6,656,364)	(7,656,364)

Total long-term debt, net of current maturities	$86,422,273	$63,255,636

Annual maturities of consolidated long-term debt are as follows: $6,656,364 for 2009, $6,656,364 for 2010, $7,747,273 for 2011, $6,727,273 for 2012, $6,727,273 for 2013, and $58,564,091 thereafter.
The convertible debentures may be converted, at the option of the holder, into shares of the Company’s common stock at a conversion price of $17.01 per share. During 2008 and 2007, debentures totaling $177,000 and $138,000, respectively, were converted to stock. The debentures are also redeemable for cash at the option of the holder, subject to an annual non-cumulative maximum limitation of $200,000. In 2008 and 2007, no debentures were redeemed for cash. At the Company’s option, the debentures may be redeemed at stated amounts.
On October 31, 2008, the Company issued $30 million of 5.93 percent Unsecured Senior Notes to two institutional investors (General American Life Insurance Company and New England Life Insurance Company). The terms of the Senior Notes require principal repayments of $1.5 million on the 30th day of April and 31st day of October in each year, commencing on April 30, 2014. The Senior Notes will mature on October 31, 2023. The proceeds of the sale of the Senior Notes were used to refinance capital expenditures and for general corporate purposes.
Debt Covenants
Indentures to the long-term debt of the Company and its subsidiaries contain various restrictions. The most stringent restrictions state that the Company must maintain equity of at least 40 percent of total capitalization, and the pro-forma fixed charge coverage ratio must be 1.5 times. Failure to comply with those covenants could result in accelerated due dates and/or termination of the agreements. As of December 31, 2008, the Company is in compliance with all of its debt covenants.
In terms of restrictions which limit the payment of dividends by the Company, each of the Company’s Unsecured Senior Notes contains a “Restricted Payments” covenant. The most restrictive covenants of this type are included within the 7.83% Senior Notes, due January 1, 2015. The covenant provides that the Company cannot pay or declare any dividends or make any other Restricted Payments (such as dividends) in excess of the sum of $10.0 million, plus consolidated net income of the Company accrued on and after January 1, 2001. As of December 31, 2008, the Company’s cumulative consolidated net income base was $86.9 million, offset by Restricted Payments of $54.4 million, leaving $32.5 million of cumulative net income free of restrictions.
In addition, the Company’s subsidiaries are not restricted from transferring funds to the Company in the form of loans, advances or cash dividends under the terms of the covenants of the Company’s various Unsecured Senior Notes.
Page 80     Chesapeake Utilities Corporation 2008 Form 10-K

J. Short-term Borrowing
At December 31, 2008 and 2007, we had $33.0 million and $45.7 million, respectively, of short-term borrowing outstanding under our bank credit facilities. The annual weighted average interest rates on our short-term borrowing were 2.79 percent and 5.46 percent for 2008 and 2007, respectively.
The Company also had a letter of credit outstanding with its primary insurance company in the amount of $775,000 as security to satisfy the deductibles under the Company’s various insurance policies. This letter of credit reduced the amounts available under the Company’s lines of credit and is scheduled to expire on May 31, 2009. The Company does not anticipate that this letter of credit will be drawn upon by the counterparty, and the Company expects that it will be renewed as necessary.
Credit facilities
As of December 22, 2008, the Board of Directors has authorized the Company to borrow up to $65.0 million of short-term debt, as required, from various banks and trust companies under short-term lines of credit. As of December 31, 2008, Chesapeake had five unsecured bank lines of credit with three financial institutions, totaling $100.0 million, none of which requires compensating balances. These bank lines are available to provide funds for the Company’s short-term cash needs to meet seasonal working capital requirements and to fund temporarily portions of its capital expenditures. We maintain both committed and uncommitted credit facilities. Advances offered under the uncommitted lines of credit are subject to the discretion of the banks.
Committed credit facilities
As of December 31, 2008, we had two committed revolving credit facilities totaling $55.0 million. The first facility is an unsecured $30.0 million revolving line of credit that bears interest at the respective LIBOR rate, plus 0.75 percent per annum. At December 31, 2008, there was $17.0 million available under this credit facility.
The second facility is a $25.0 million committed revolving line of credit that bears interest at a base rate plus 125 basis points, if requested and advanced on the same day, or LIBOR for the applicable period plus 125 basis points if requested three days prior to the advance date. At December 31, 2008, the entire borrowing capacity of $25.0 million was available under this credit facility.
The availability of funds under our credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in our revolving credit facilities to maintain, at the end of each fiscal year:
•	a funded indebtedness ratio of no greater than 65 percent; and

•	A fixed charge coverage ratio of at least 1.20 to 1.0.
The Company is in compliance with all of its debt covenants.
Uncommitted credit facilities
As of December 31, 2008, we had three uncommitted lines of credit facilities totaling $45.0 million. Advances offered under the uncommitted lines of credit are subject to the discretion of the banks.
The first facility is an uncommitted $20.0 million line of credit that bears interest at a rate per annum as offered by the bank for the applicable period. At December 31, 2008, the Company has reached the $20.0 million borrowing capacity under this credit facility.
The second facility is a $10.0 million uncommitted revolving line of credit that bears interest at either the Prime Rate or the daily LIBOR Rate for the applicable period. At December 31, 2008, the entire borrowing capacity of $10.0 million was available under this credit facility.
Chesapeake Utilities Corporation 2008 Form 10-K     Page 81

Notes to the Consolidated Financial Statements
The final facility is a $15.0 million uncommitted line of credit that bears interest at the bank’s base rate or the respective LIBOR rate, plus 1.25 percent per annum. At December 31, 2008, there was $14.2 million available under this credit facility, which was reduced by $775,000 for a letter of credit issued to our primary insurance company. The letter of credit is provided as security to satisfy the deductibles under the Company’s various insurance policies and expires on May 31, 2009. The Company does not anticipate that this letter of credit will be drawn upon by the counter-party and it expects that it will be renewed as necessary.
K. Lease Obligations
The Company has entered into several operating lease arrangements for office space, equipment and pipeline facilities. Rent expense related to these leases was $880,000, $736,000, and $680,000 for 2008, 2007, and 2006, respectively. Future minimum payments under the Company’s current lease agreements are $770,000, $612,000, $605,000, $560,000 and $369,000 for the years 2009 through 2013, respectively; and $2.4 million thereafter, with an aggregate total of $5.4 million.
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
Because the Defined Pension Plan was not open to new participants, the number of active participants in that plan decreased and was approaching the minimum number needed for the Defined Pension Plan to maintain its tax-qualified status. To avoid jeopardizing the tax-qualified status of the Defined Pension Plan, the Company’s Board of Directors amended the Defined Pension Plan on September 24, 2004. To ensure that the Company would continue to provide appropriate levels of benefits to the Company’s employees, the Board amended the Defined Pension Plan and the Retirement Savings Plan, effective January 1, 2005, so that Defined Pension Plan participants who were actively employed by the Company on that date would: (1) receive two additional years of benefit service credit to be used in calculating their Defined Pension Plan benefit (subject to the Defined Pension Plan’s limit of 35 years of benefit service credit), (2) have the option to receive their Defined Pension Plan benefit in the form of a lump sum at the time they retire, and (3) be eligible to receive the enhanced matching contribution in the Retirement Savings Plan. In addition, effective January 1, 2005, the Board amended the Defined Pension Plan so that participants would not accrue any additional benefits under that plan. These changes were communicated to the Company’s employees during the first week of November 2004.
The Company also provides an unfunded pension supplemental executive retirement plan (“Pension SERP”), formerly called the Executive Excess Retirement Plan. This plan was frozen with respect to additional years of service and additional compensation as of December 31, 2004. Benefits under the plan were based on each participant’s years of service and highest average compensation, prior to the freeze. In December 2008, the Pension SERP was amended to allow participants to elect a lump sum payment and to add the other optional forms of benefit payments currently available under the Defined Pension Plan.
In addition to the Defined Pension Plan and the Pension SERP, the Company provides an unfunded postretirement health care and life insurance plan that covers employees who have met certain age and service requirements. The measurement date for each of the three plans was December 31, 2008 and 2007.
Page 82     Chesapeake Utilities Corporation 2008 Form 10-K

In September 2006, the FASB issued SFAS No. 158, which the Company adopted, prospectively, for the Defined Pension, Pension SERP and Other Postretirement Benefits on December 31, 2006. SFAS No. 158 requires that we recognize all obligations related to defined benefit pensions and other postretirement benefits and that we quantify the plans’ funded status as an asset or a liability on our consolidated balance sheets.
SFAS No. 158 further requires that we measure the plans’ assets and obligations that determine our funded status as of the end of the fiscal year. The Company is also required to recognize as a component of accumulated other comprehensive income (“AOCI”) the changes in funded status that occurred during the year that are not recognized as part of net periodic benefit cost, as explained in SFAS No. 87 or SFAS No. 106.
At December 31, 2008, the funded status of the Company’s Defined Pension Plan was a liability of $4.9 million; at December 31, 2007, it was a liability of $275,000. In order to account for the decrease in the funded status in accordance with SFAS No. 158, the Company recorded a charge of $2.8 million, net of tax, to Comprehensive Income. In addition, the funded status of the postretirement health and life insurance plan was a liability of $2.2 million at December 31, 2008 compared to $1.8 million at December 31, 2007. To adjust for the increased liability for the postretirement health and life insurance plan, as required by SFAS No. 158, the Company took a charge of $30,400, net of tax, to Comprehensive Income.
The amounts in AOCI for the respective retirement plans that are expected to be recognized as a component of net benefit cost in 2009 are set forth in the following table.

	Defined		Other
	Benefit	Pension	Postretirement
	Pension	SERP	Benefit
Prior service cost (credit)	$(4,699)	$13,176	—
Net loss	$268,276	$59,089	$158,378
The following table presents the amounts not yet reflected in net periodic benefit cost and included in AOCI as of December 31, 2008.

	Defined		Other
	Benefit	Pension	Postretirement
	Pension	SERP	Benefit
Prior service cost (credit)	$(20,162)	$118,580	—
Net loss (gain)	4,319,514	(175,725)	1,049,291

Subtotal	4,299,352	(57,145)	1,049,291
Tax expense (benefit)	(1,721,460)	20,041	(420,136)

AOCI	$2,577,892	$(37,104)	$629,155

Defined Benefit Pension Plan
As previously described, effective January 1, 2005, the Defined Pension Plan was frozen with respect to additional years of service or additional compensation. Benefits under the plan were based on each participant’s years of service and highest average compensation, prior to the freeze. The Company’s funding policy provides that payments to the trustee shall be equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974. The Company was not required to make any funding payments to the Defined Pension Plan in 2008.
Chesapeake Utilities Corporation 2008 Form 10-K     Page 83

Notes to the Consolidated Financial Statements
The following schedule summarizes the assets of the Defined Pension Plan, by investment type, at December 31, 2008, 2007 and 2006:

At December 31,	2008	2007	2006
Asset Category
Equity securities	48.70%	49.03%	77.34%
Debt securities	51.24%	50.26%	18.59%
Other	0.06%	0.71%	4.07%

Total	100.00%	100.00%	100.00%

The asset listed as “Other” in the above table represents monies temporarily held in money market funds. The money market fund invests at least 80 percent of its total assets in:
•	United States Government obligations; and

•	Repurchase agreements that are fully collateralized by such obligations.
The investment policy of the Plan calls for an allocation of assets between equity and debt instruments, with equity being 30 percent and debt at 70 percent, but allowing for a variance of 20 percent in either direction. In addition, as changes are made to holdings, cash, money market funds or United States Treasury Bills may be held temporarily by the fund. Investments in the following are prohibited: options, guaranteed investment contracts, real estate, venture capital, private placements, futures, commodities, limited partnerships and Chesapeake stock; short selling and margin transactions are prohibited as well. During 2007, Chesapeake modified its investment policy to allow the Employee Benefits Committee to reallocate investments to better match the expected life of the plan.
The following schedule sets forth the funded status of the Defined Pension Plan at December 31, 2008 and 2007:

At December 31,	2008	2007
Change in benefit obligation:
Benefit obligation — beginning of year	$11,073,520	$11,449,725
Interest cost	593,723	622,057
Change in assumptions	267,953	—
Actuarial loss	83,704	282,684
Benefits paid	(426,652)	(1,280,946)

Benefit obligation — end of year	11,592,248	11,073,520

Change in plan assets:
Fair value of plan assets — beginning of year	10,798,781	12,040,287
Actual return on plan assets	(3,683,183)	39,440
Benefits paid	(426,652)	(1,280,946)

Fair value of plan assets — end of year	6,688,946	10,798,781

Reconciliation:
Funded status	(4,903,302)	(274,739)

Accrued pension cost	$(4,903,302)	$(274,739)

Assumptions:
Discount rate	5.25%	5.50%
Expected return on plan assets	6.00%	6.00%
The Company reviewed the assumptions used for the discount rate to calculate the benefit obligation of the plan and has elected a rate of 5.25 percent in 2008, reflecting a reduction of 25 basis points in the interest rates of high-quality bonds in 2008, and reflecting the expected life of the plan, in light of the lump-sum-payment option. In addition, the average expected return on plan assets for the Defined Pension Plan remained constant at six percent due to the adoption of a change in the investment policy that allows for a higher level of investment in bonds and a lower level of equity investments. Since the Plan is frozen with respect to additional years of service and compensation, the rate of assumed compensation rate increases is not applicable. The accumulated benefit obligation was $11.6 million and $11.1 million at December 31, 2008 and 2007, respectively.
Page 84     Chesapeake Utilities Corporation 2008 Form 10-K

Net periodic pension benefit for the Defined Pension Plan for 2008, 2007, and 2006 include the components shown below:

For the Years Ended December 31,	2008	2007	2006
Components of net periodic pension cost:
Interest cost	$593,723	$622,057	$635,877
Expected return on assets	(629,432)	(696,398)	(690,533)
Amortization of prior service cost	(4,699)	(4,699)	(4,699)

Net periodic pension benefit	$(40,408)	$(79,040)	$(59,355)

Assumptions:
Discount rate	5.50%	5.50%	5.25%
Expected return on plan assets	6.00%	6.00%	6.00%
Pension Supplemental Executive Retirement Plan
As previously described, this plan was frozen with respect to additional years of service and additional compensation as of December 31, 2004. Benefits under the plan were based on each participant’s years of service and highest average compensation, prior to the freeze. The accumulated benefit obligation for the Pension SERP, which is unfunded, was $2.5 million and $2.3 million at December 31, 2008 and 2007, respectively.
The following schedule sets forth the status of the Pension SERP:

At December 31,	2008	2007
Change in benefit obligation:
Benefit obligation — beginning of year	$2,326,250	$2,286,970
Interest cost	124,771	123,361
Actuarial (gain) loss	39,227	5,123
Amendments	118,580	—
Benefits paid	(89,204)	(89,204)

Benefit obligation — end of year	2,519,624	2,326,250

Change in plan assets:
Fair value of plan assets — beginning of year	—	—
Employer contributions	89,204	89,204
Benefits paid	(89,204)	(89,204)

Fair value of plan assets — end of year	—	—

Reconciliation:
Funded status	(2,519,624)	(2,326,250)

Accrued pension costs	$(2,519,624)	$(2,326,250)

Assumptions:
Discount rate	5.25%	5.50%
The Company reviewed the assumptions used for the discount rate of the plan to calculate the benefit obligation and has elected a rate of 5.25 percent, reflecting a reduction of 25 basis points in the interest rates of high-quality bonds in 2008 and a reduction in the expected life of the plan. Since the Plan is frozen in regard to additional years of service and compensation, the rate of assumed pay-rate increases is not applicable. The measurement dates for the Pension SERP were December 31, 2008 and 2007.
Chesapeake Utilities Corporation 2008 Form 10-K     Page 85

Notes to the Consolidated Financial Statements
Net periodic pension costs for the Pension SERP for 2008, 2007, and 2006 include the components shown below:

For the Years Ended December 31,	2008	2007	2006
Components of net periodic pension cost:
Interest cost	$124,771	$123,361	$119,588
Amortization of actuarial loss	45,416	51,734	57,039

Net periodic pension cost	$170,187	$175,095	$176,627

Assumptions:
Discount rate	5.50%	5.50%	5.25%
Other Postretirement Benefits
The Company sponsors an unfunded postretirement health care and life insurance plan that covers substantially all employees. The following schedule sets forth the status of the postretirement health care and life insurance plan:

At December 31,	2008	2007
Change in benefit obligation:
Benefit obligation — beginning of year	$1,755,564	$1,763,108
Retirees	551,684	56,123
Fully-eligible active employees	(19,329)	21,012
Other active	(109,852)	(84,679)

Benefit obligation — end of year	$2,178,067	$1,755,564

Change in plan assets:
Fair value of plan assets — beginnning of year	—	—
Employer contributions	39,598	243,660
Plan participant’s contributions	103,572	100,863
Benefits paid	(143,170)	(344,523)

Fair value of plan assets — end of year	—	—

Reconciliation:
Funded status	$(2,178,067)	$(1,755,564)

Accrued OPRB costs	$(2,178,067)	$(1,755,564)

Assumptions:
Discount rate	5.25%	5.50%
Net periodic postretirement costs for 2008, 2007, and 2006 include the following components:

For the Years Ended December 31,	2008	2007	2006
Components of net periodic postretirement cost:
Service cost	$2,826	$6,203	$9,194
Interest cost	114,282	101,776	93,924
Amortization of:
Transition obligation	—	—	22,282
Actuarial loss	289,838	166,423	144,694

Net periodic postretirement cost	$406,946	$274,402	$270,094

The health care inflation rate for 2008 used to calculate the benefit obligation is assumed to be five percent for medical and six percent for prescription drugs. A one-percentage-point increase in the health care inflation rate from the assumed rate would increase the accumulated postretirement benefit obligation by approximately $347,300 as of January 1, 2009, and would increase the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost for 2009 by approximately $20,000. A one-percentage-point decrease in the health care inflation rate from the assumed rate would decrease the accumulated postretirement benefit obligation by approximately $282,500 as of January 1, 2009, and would decrease the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost for 2009 by approximately $16,000. The measurement dates were December 31, 2008 and 2007.
Page 86     Chesapeake Utilities Corporation 2008 Form 10-K

Estimated Future Benefit Payments
The schedule below shows the estimated future benefit payments for each of the years 2009 through 2013 and the aggregate of the next five years for each of the plans previously described.

	Defined	Pension	Other Post-
	Benefit	Supplemental	Retirement
	Pension Plan(1)	Executive Retirement(2)	Benefits(2)
2009	$1,116,199	$87,810	$224,683
2010	936,064	805,978	237,850
2011	441,760	84,623	215,670
2012	1,351,260	82,833	226,548
2013	491,266	80,911	220,874
Years 2014 through 2018	3,643,521	585,796	1,201,769

(1)	The pension plan is funded; therefore, benefit payments are expected to be paid out of the plan assets.

(2)	Benefit payments are expected to be paid out of the general funds of the Company.
In 2009, the Company expects to contribute $450,000 to the Defined Pension Plan and $87,810 to the Pension SERP and $224,683 to the Other Postretirement Benefit Plan for these two plans are unfunded.
Retirement Savings Plan
The Company sponsors a 401(k) Retirement Savings Plan, which provides participants a mechanism for making contributions for retirement savings. Each participant may make pre-tax contributions of up to 80 percent of eligible base compensation, subject to Internal Revenue Service limitations. These participants were eligible for the enhanced matching described below, effective January 1, 2005.
Effective January 1, 1999, the Company began offering an enhanced 401(k) Plan to all new employees, as well as existing employees who elected to no longer participate in the Defined Pension Plan. The Company makes matching contributions on up to six percent of each employee’s eligible pre-tax compensation for the year, except for the employees of our Advanced Information Services segment. The match is between 100 percent and 200 percent of the employee’s contribution, based on the employee’s age and years of service. The first 100 percent is matched with Chesapeake common stock; the remaining match is invested in the Company’s 401(k) Plan according to each employee’s election options.
Effective July 1, 2006, the Company’s contribution made on behalf of the Advanced Information Services segment employees, is a 50 percent matching contribution, on up to six percent of the employee’s annual compensation. The matching contribution is funded in Chesapeake common stock. The Plan was also amended at the same time to enable it to receive discretionary profit-sharing contributions in the form of employee pre-tax deferrals. The extent to which the Advanced Information Services segment has any dollars available for profit-sharing is dependent upon the extent to which the segment’s actual earnings exceed budgeted earnings. Any profit-sharing dollars made available to employees can be deferred into the Plan and/or paid out in the form of a bonus.
On December 1, 2001, the Company converted the 401(k) fund holding Chesapeake stock to an Employee Stock Ownership Plan.
Chesapeake Utilities Corporation 2008 Form 10-K     Page 87

Notes to the Consolidated Financial Statements
Effective January 1, 1999, the Company began offering a non-qualified supplemental employee retirement savings plan (“401(k) SERP”) open to Company executives over a specific income threshold. Participants receive a cash-only matching contribution percentage equivalent to their 401(k) match level. All contributions and matched funds can be invested among the mutual funds available for investment. These same funds are available for investment of employee contributions within the Retirement Savings Plan. All obligations arising under the 401(k) SERP are payable from the general assets of Chesapeake, although Chesapeake has established a Rabbi Trust for the 401(k) SERP. As discussed further in Note F — “Investments,” to the Consolidated Financial Statements, the assets held in the Rabbi Trust had a fair value of $1.6 million and $1.9 million at December 31, 2008 and 2007, respectively. The assets of the Rabbi Trust are at all times subject to the claims of Chesapeake’s general creditors.
The Company’s contributions to the 401(k) plans totaled $1.55 million, $1.48 million, and $1.61 million for the years ended December 31, 2008, 2007, and 2006, respectively. As of December 31, 2008, there are 42,656 shares reserved to fund future contributions to the Retirement Savings Plan.
Deferred Compensation Plan
On December 7, 2006, the Board of Directors approved the Chesapeake Utilities Corporation Deferred Compensation Plan (“Deferred Compensation Plan”), as amended, effective January 1, 2007. The Deferred Compensation Plan is a non-qualified, deferred compensation arrangement under which certain executives and members of the Board of Directors are able to defer payment of part or all of certain specified types of compensation, including executive cash bonuses, executive performance shares, and directors’ retainer and fees. At December 31, 2008, the Deferred Compensation Plan consists solely of shares of common stock related to the deferral of executive performance shares and directors’ stock retainers.
Participants in the Deferred Compensation Plan are able to elect the payment of benefits to begin on a specified future date after the election is made in the form of a lump sum or annual installments. Deferrals of executive cash bonuses and directors’ cash retainers and fees are paid in cash. All deferrals of executive performance shares and directors’ stock retainers are paid in shares of the Company’s common stock, except that cash shall be paid in lieu of fractional shares.
The Company established a Rabbi Trust in connection with the Deferred Compensation Plan. The value of the Company’s stock held in the Rabbi Trust is classified within the stockholders’ equity section of the Balance Sheet and has been accounted for in a manner similar to treasury stock. The amounts recorded under the Deferred Compensation Plan totaled $1.5 million and $1.4 million at December 31, 2008 and 2007, respectively.
M. Share-Based Compensation Plans
The Company accounts for its share-based compensation arrangements under SFAS No. 123R, which requires companies to record compensation costs for all share-based awards over the respective service period for employee services received in exchange for an award of equity or equity-based compensation. The compensation cost is based on the fair value of the grant on the date it was awarded. The Company currently has two share-based compensation plans, the Directors Stock Compensation Plan (“DSCP”) and the Performance Incentive Plan (“PIP”), that require accounting under SFAS 123R.
The table below presents the amounts included in net income related to share-based compensation expense, for the restricted stock awards issued under the DSCP and the PIP.

For the year ended December 31,	2008	2007	2006
Directors Stock Compensation Plan	$180,037	$180,920	$165,340
Performance Incentive Plan	640,138	809,030	544,450

Total compensation expense	820,175	989,950	709,790
Less: tax benefit	326,585	386,080	276,820

Amounts included in net income	$493,590	$603,870	$432,970

Page 88     Chesapeake Utilities Corporation 2008 Form 10-K

Stock Options
The Company did not have any stock options outstanding at December 31, 2008 or December 31, 2007, nor were any stock options issued during 2008 and 2007.
Directors Stock Compensation Plan
Under the DSCP, each non-employee director of the Company received in 2008 an annual retainer of 650 shares of common stock and additional shares of common stock to serve as a committee chairperson. For 2008, the Corporate Governance and Compensation Committee Chairperson each received 150 additional shares of common stock and the Audit Committee Chairperson received 250 additional shares of common stock. Shares granted under the DSCP are issued in advance of the directors’ service period; therefore, these shares are fully vested as of the date of the grant. The Company records a prepaid expense as of the date of the grant equal to the fair value of the shares issued and amortizes the expense equally over a service period of one year.
A summary of stock activity under the DSCP is presented below:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Outstanding — December 31, 2006	—	—

Granted	5,850	$31.38
Vested	5,850	$31.38
Forfeited	—	—

Outstanding — December 31, 2007	—	—

Granted (a)	6,161	$29.43
Vested	6,161	$29.43
Forfeited	—	—

Outstanding — December 31, 2008	—	—

(a)	On September 15, 2008, the Company added a new member to its Board of Directors. The number of shares issued to this Director for her annual retainer was prorated.
Compensation expense related to DSCP awards recorded by the Company for the years 2008, 2007, and 2006 is presented in the following table:

For the year ended December 31,	2008	2007	2006

Compensation expense for DSCP	$180,037	$180,920	$165,340
The weighted-average grant-date fair value of DSCP awards granted during fiscal 2008 and 2007 was $29.43 and $31.38, respectively, per share. The intrinsic values of the DSCP awards are equal to the fair market value of these awards on the date of grant. At December 31, 2008, there was $62,470 of unrecognized compensation expense related to DSCP awards that is expected to be recognized over the first four months of 2009.
As of December 31, 2008, there were 51,289 shares reserved for issuance under the terms of the Company’s DSCP.
Performance Incentive Plan (“PIP”)
The Company’s Compensation Committee of the Board of Directors is authorized to grant key employees of the Company the right to receive awards of shares of the Company’s common stock, contingent upon the achievement of established performance goals. These awards granted under the PIP are subject to certain post-vesting transfer restrictions.
Chesapeake Utilities Corporation 2008 Form 10-K     Page 89

Notes to the Consolidated Financial Statements
In 2006 and 2007, the Board of Directors granted each executive officer equity incentive awards, which entitled each to earn shares of common stock to the extent that pre-established performance goals were achieved by the Company at the end of a one-year performance period. For 2008, the Company adopted multi-year performance plans to be used in lieu of the one-year awards. Similar to the one-year plans, the multi-year plans will provide incentives based upon the achievement of long-term goals, development and success of the Company. The long-term goals have both market-based and performance-based conditions or targets.
The shares granted under the PIP in 2006 and 2007 are fully vested, and the fair value of each share is equal to the market price of the Company’s common stock on the date of the grant. The shares granted under the 2008 long-term plans are unvested at December 31, 2008, and the fair value of each performance-based condition or target is equal to the market price of the Company’s common stock on the date of the grant. For the market-based conditions, we used the Black-Scholes pricing model to estimate the fair value of each market-based award granted.
A summary of stock activity under the PIP is presented below:

		Weighted
	Number of	Average Fair
	Shares	Value
Outstanding — December 31, 2006	31,140	$31.00

Granted	33,760	$29.90
Vested	12,544	$31.00
Fortfeited	6,820	$31.00
Expired	11,776	$31.00

Outstanding — December 31, 2007	33,760	$29.90

Granted	94,200	$27.71
Vested	31,094	$29.90
Fortfeited	—	—
Expired	2,666	$29.90

Outstanding — December 31, 2008	94,200	$27.71

For the years 2008 and 2007, the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities with the executives receiving the net shares. The total number of shares withheld (12,511) for 2008 was based on the value of the PIP shares on their vesting date as determined by the average of the high and low of the Company’s stock price. The total number of shares withheld (2,420) for 2007 was based on the value of the PIP shares on their vesting date as determined by the closing price of the Company’s stock. Total payments for the employees’ tax obligations to the taxing authorities were approximately $382,650 and $69,200 in 2008 and 2007, respectively.
Compensation expense related to the PIP recorded by the Company during 2008, 2007, and 2006 is presented in the following table:

For the year ended December 31,	2008	2007	2006

Compensation expense for PIP	$640,138	$809,030	$544,450
The weighted-average grant-date fair value of PIP awards granted during fiscal 2008, 2007 and 2006 was $27.71, $29.90 and $31.00, respectively, per share. The intrinsic value of the PIP awards was $1,080,161 for 2008. The intrinsic values of the 2007 and 2006 PIP awards are equal to the fair market value of these awards on the date of grant.
As of December 31, 2008, there were 371,293 shares reserved for issuance under the terms of the Company’s PIP.
Page 90     Chesapeake Utilities Corporation 2008 Form 10-K

N. Environmental Commitments and Contingencies
Chesapeake is subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require the Company to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites.
Chesapeake has participated in the investigation, assessment or remediation, and has accrued liabilities, at three former manufactured gas plant sites located in Delaware, Maryland and Florida, referred to, respectively, as the Dover Gas Light Site, the Salisbury Town Gas Light Site and the Winter Haven Coal Gas Site. The Company has also been in discussions with the Maryland Department of Environmental (“MDE”) regarding a fourth former manufactured gas plant site located in Cambridge, Maryland. The following discussion provides details on each site.
Dover Gas Light Site
The Dover Gas Light site is a former manufactured gas plant site located in Dover, Delaware. On January 15, 2004, the Company received a Certificate of Completion of Work from the United States EPA regarding this site. This concluded Chesapeake’s remedial action obligation related to this site and relieves Chesapeake from liability for future remediation at the site, unless previously unknown conditions are discovered there, or information previously unknown to the EPA is received which indicates that the remedial action that has been taken is not sufficiently protective. These contingencies are standard and are required by the EPA in all liability settlements.
The Company has reviewed its remediation costs incurred to date for the Dover Gas Light site and has concluded that all costs incurred have been paid and recovered through rates or other parties. The Company does not expect any future environmental expenditure for this site. On February 5, 2008, the Delaware PSC granted final approval to cease the recovery of environmental costs through the Company’s Environmental Rider recovery mechanism, effective November 30, 2008. Any residual balance shall be included in the Company’s Gas Sales Service Rate application.
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
Through December 31, 2008, the Company has incurred and paid approximately $2.9 million for remedial actions and environmental studies at the Salisbury Town Gas Light site. Of this amount, approximately $2.03 million has been recovered through insurance proceeds or in rates. On September 26, 2006, the Company received approval from the Maryland PSC to recover, through its rates charged to customers, $1.16 million of environmental remediation costs incurred as of that date. As of December 31, 2008, a regulatory asset of approximately $899,000 has been recorded to represent the portion of the clean-up costs not yet recovered.
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
Chesapeake Utilities Corporation 2008 Form 10-K     Page 91

Notes to the Consolidated Financial Statements
Through December 31, 2008, the Company has incurred approximately $1.8 million of environmental costs associated with this site. At December 31, 2008, the Company had recorded a liability associated with this site of $511,000, which partially offsetting (a) approximately $268,000 collected through rates in excess of costs incurred and (b) a regulatory asset of $779,000, representing the uncollected portion of the estimated clean-up costs related to this site.
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
O. Other Commitments and Contingencies
Rates and Other Regulatory Activities
The Company’s natural gas distribution operations in Delaware, Maryland and Florida are subject to regulation by their respective PSCs; ESNG, the Company’s natural gas transmission operation, is subject to regulation by the FERC.
Delaware. On July 6, 2007, the Company filed with the Delaware PSC an application seeking approval of the following: (i) participation by the Company’s Delaware commercial and industrial customers in gas supply buying pools served by third-party natural gas marketers; (ii) an annual base rate adjustment of $1,896,000 that represented approximately a 3.25 percent rate increase on average for the division’s firm customers; (iii) an alternative rate design for residential customers in a defined expansion area in eastern Sussex County, Delaware; and (iv) a revenue normalization mechanism that would have mitigated the price and revenue impacts of seasonal natural gas consumption patterns on both customers and the Company. As part of that filing, the Company also proposed that the Delaware division be permitted to earn a return on equity of up to fifteen percent (15%) as an incentive to make significant capital investments to serve the growing areas of eastern Sussex County, in support of Delaware’s Energy Policy, and to ensure that the Company’s investors are adequately compensated for the increased risk associated with the higher levels of capital investment necessary to provide natural gas in those areas. On August 21, 2007, the Delaware PSC authorized the Company to implement charges reflecting the proposed $1,896,000 increase, effective September 4, 2007, on a temporary basis and subject to refund, pending the completion of full evidentiary hearings and a final decision by the Delaware PSC. The PSC Staff filed testimony recommending a rate decrease of $693,245. The Delaware Public Advocate recommended a rate decrease of $588,670. Neither party recommended approval of the Delaware division’s other proposals mentioned above. The Delaware division disagreed with these positions in its rebuttal, which was filed on February 7, 2008. At an evidentiary hearing on July 9, 2008, the parties presented a joint proposed settlement agreement to resolve all issues in this docket, and the Delaware PSC approved this settlement agreement on September 2, 2008. The major components of the settlement include the following: (i) a rate increase for the division of $325,000, including miscellaneous fees; (ii) an overall rate of return of 8.91% and a return on equity of 10.25%; (iii) a change in depreciation rates that will reduce depreciation expense by approximately $897,000; (iv) the division will retain one hundred percent (100%) of margins on interruptible service over 10,000 Mcf per year; interruptible customers will receive transportation service only; (v) the division will continue to share with firm service customers, through its Gas Sales Service Rates (“GSR”) mechanism, eighty percent (80%) of any margins received from its Asset Manager and any off-system sales; and (vi) the residential service rate schedule will be divided into two separate schedules based on annual volumetric levels.
Page 92     Chesapeake Utilities Corporation 2008 Form 10-K

On September 10, 2007, the Company filed with the Delaware PSC its annual GSR Application, seeking approval to change its GSR rates, effective November 1, 2007. On October 2, 2007, the Delaware PSC authorized the Company to implement the GSR charges on a temporary basis, subject to refund, pending the completion of full evidentiary hearings and a final decision. The Company was required by its natural gas tariff to file a revised application if its projected under-collection of gas costs for the determination period of November through October exceeded six percent (6%) of total firm gas costs. As a result of continued increases in the cost of natural gas, the Company filed with the Delaware PSC, on July 1, 2008, a supplemental GSR Application, seeking approval to change its GSR rates, effective August 1, 2008. On July 8, 2008, the Delaware PSC authorized the Company to implement the supplemental GSR charges on a temporary basis, subject to refund, pending the completion of full evidentiary hearings and a final decision. The Delaware PSC granted final approval of both of the Delaware Division’s GSR rate filings on October 7, 2008.
On November 1, 2007, the Delaware division filed with the Delaware PSC its annual Environmental Rider (“ER”) rate application, to become effective December 1, 2007. The Delaware PSC granted approval of the ER rate at its regularly scheduled meeting on November 20, 2007, subject to full evidentiary hearings and a final decision. On February 5, 2008, the Delaware PSC granted final approval of the ER rates, as filed. Since all of the division’s environmental expenses subject to recovery pursuant to the ER recovery mechanism will have been collected by the end of the determination period, no additional ER rate applications will be filed, and ER charges ceased to appear on customers’ bills as of November 30, 2008.
On September 1, 2008, the Delaware division filed with the Delaware PSC its annual GSR Application, seeking approval to change its GSR rates, effective November 1, 2008. On September 16, 2008, the Delaware PSC authorized the Company to implement the GSR charges on a temporary basis, subject to refund, pending the completion of full evidentiary hearings and a final decision. The Company anticipates a final decision by the Delaware PSC during the first half of 2009.
On September 29, 2008, the Delaware division filed an application with the Delaware PSC, requesting approval for the issuance of $10,000,000 of debt securities. The PSC granted approval of the issuance at its regularly scheduled meeting on October 23, 2008.
On December 2, 2008, the Delaware division filed two applications with the Delaware PSC requesting approval for a Town of Milton Franchise Fee Rider and a City of Seaford Franchise Fee Rider. These Riders will allow the division to charge all natural gas customers within the respective town and city limits the franchise fee paid by the division to the Town of Milton and City of Seaford as a condition to providing natural gas service. The PSC granted approval of both Franchise Fee Riders on January 29, 2009.
Maryland. On September 26, 2006, the Maryland PSC approved a base rate increase for the Maryland division based on an annual cost of service increase of approximately $780,000. As part of a settlement agreement in that proceeding, however, the division was required to file a depreciation study, and it did so on April 9, 2007. The division then filed formal testimony on July 10, 2007, initiating a Phase II of this proceeding and proposing a rate decrease of approximately $80,000 annually, based on lower depreciation expense. On November 29, 2007, the PSC approved a settlement agreement for a rate decrease of $132,155 based on the Company’s revised approved depreciation rates, effective December 1, 2007. Under the settlement, the division reduced its depreciation expense by approximately $119,000 and its asset removal costs by approximately $167,000. The difference between the decrease in depreciation expense and the decrease in delivery service rates is due to an increase in rate case expense amortization and an increase in rates to offset the loss of margin from a large customer in Maryland.
Chesapeake Utilities Corporation 2008 Form 10-K     Page 93

Notes to the Consolidated Financial Statements
On December 17, 2007, the Maryland PSC held an evidentiary hearing to determine the reasonableness of the Maryland division’s four quarterly gas cost recovery filings during the twelve months ended September 30, 2007. No issues were raised at the hearing, and on February 7, 2008, the Maryland PSC approved, without exception, the division’s four quarterly gas cost recovery filings.
On December 16, 2008, the Maryland PSC held an evidentiary hearing to determine the reasonableness of the Maryland division’s four quarterly gas cost recovery filings during the twelve months ended September 30, 2008. No issues were raised at the hearing, and on December 19, 2008, the Hearing Examiner in this proceeding issued a proposed Order approving the division’s four quarterly gas cost recovery filings, which became a final Order of the Maryland PSC on January 21, 2009.
Florida. In compliance with state law, the Florida division filed its 2007 Depreciation Study (“Study”) with the Florida PSC on May 17, 2007. This Study, which superseded the last study performed in 2002, provided the PSC the opportunity to review and address changes in plant and equipment lives, salvage values, reserves and resulting life depreciation rates. The division responded to interrogatories regarding the Study on October 15, 2007, December 24, 2007, and February 7, 2008. Based on the recommendation issued by the PSC Staff, the Commission, at its May 20, 2008 agenda conference, approved certain revisions to the division’s utility plant remaining lives, net salvage values, depreciation reserves, and depreciation rates, effective January 1, 2008. The Florida PSC issued an order on June 27, 2008, which closed this docket.
On August 15, 2008, the Company filed with the Florida PSC a petition seeking a permanent waiver of certain aspects of meter-reading rules that could prevent the Company and its customers from realizing fully the accuracy and efficiency benefits of automatic meter-reading equipment, which enables the Company to take daily meter readings remotely for every customer. Existing Commission rules, established well before automatic meter-reading technology existed, can be read to require a monthly visit to each customer to take a reading from a meter located on the customer’s premises. The Commission, at its October 14, 2008 Agenda Conference, approved the Company’s petition, with a minor modification requiring the Company to read all meters physically once each year. The Florida PSC issued an order on November 3, 2008 confirming its approval and a consummating order on December 2, 2008, which closed this docket.
On August 18, 2008, the Company filed with the Florida PSC a petition seeking recovery of costs incurred to implement Phase 2 of its experimental Transitional Transportation Service program. The Company incurred certain incremental, non-recurring costs from May 2007 through June 2008 ($77,980) and is projecting that it will incur additional non-recurring expenses through May 2009 ($100,000) for a total of approximately $177,980. The Company is seeking recovery of these expenses, plus applicable Regulatory Assessment Fees and interest, through a fixed monthly surcharge from the two approved Transitional Transportation Service Shippers on the Company’s system. The Florida PSC approved the Company’s petition at its October 14, 2008 Agenda Conference. The PSC issued an order on November 3, 2008, and a consummating order on November 26, 2008, which closed this docket.
ESNG. ESNG had the following regulatory activity with the FERC regarding the expansion of its transmission system:
System Expansion 2006 — 2008. On November 15, 2007, ESNG requested FERC authorization to commence construction of facilities (approximately nine miles) included in the third phase of the 2006-08 System Expansion. The FERC granted this authorization on January 7, 2008. Construction began in January 2008, and the facilities were completed and have been placed in service. The 2008 facilities provide 5,650 Dts of additional firm service capacity per day and an annualized gross margin contribution of approximately $988,000. ESNG has until June 2009 to construct the remaining facilities that were included in the 2006-08 System Expansion filing with the FERC, that will provide for the remaining 7,200 Dts of additional firm service capacity approved by the FERC, and which will permit ESNG to earn additional annualized gross margin of approximately $1. million.
Page 94     Chesapeake Utilities Corporation 2008 Form 10-K

E3 Project. In 2006, ESNG proposed to develop, construct and operate approximately 75 miles of new pipeline facilities to transport natural gas from the existing Cove Point Liquefied Natural Gas terminal located in Calvert County, Maryland, crossing under the Chesapeake Bay into Dorchester and Caroline Counties, Maryland, to points on the Delmarva Peninsula, where such facilities would interconnect with ESNG’s existing facilities in Sussex County, Delaware.
On May 31, 2006, ESNG entered into Precedent Agreements (the “Precedent Agreements”) with Delmarva Power & Light Co. and Chesapeake, through its Delaware and Maryland divisions, to provide additional firm transportation services upon completion of the E3 Project. Both Chesapeake and Delmarva Power & Light Co. are parties to existing firm natural gas transportation service agreements with ESNG, and each desired additional firm transportation service under the E3 Project, as evidenced by the Precedent Agreements. Pursuant to the Precedent Agreements, the parties agreed to proceed with the required initiatives to obtain the governmental and regulatory authorizations necessary for ESNG to provide, and for Chesapeake and Delmarva Power & Light Co. to utilize, additional firm transportation service under the E3 Project.
As part of the Precedent Agreements, ESNG, Chesapeake and Delmarva Power & Light Co. also entered into Letter Agreements, which provide that, if the E3 Project is not certificated and placed in service, Chesapeake and Delmarva Power & Light Co. will each pay its proportionate share of certain pre-certification costs by means of a negotiated surcharge over a period of not less than 20 years.
In furtherance of the E3 Project, ESNG submitted a petition to the FERC on June 27, 2006, seeking approval of the pre-construction cost agreements as part of a rate-related Settlement Agreement (the “Settlement Agreement”), which would provide benefits to ESNG and its customers, including but not limited to: (1) advancement of a necessary infrastructure project to meet the growing demand for natural gas on the Delmarva Peninsula; (2) sharing of project development costs by the participating customers in the E3 Project; and (3) no development cost risk for non-participating customers. On August 1, 2006, the FERC approved the Settlement Agreement. On September 6, 2006, ESNG submitted to the FERC proposed tariff sheets to implement the provisions of the Settlement Agreement. By Letter Order dated October 6, 2006, the FERC accepted the tariff sheets, effective September 7, 2006.
On April 23, 2007, ESNG submitted to the FERC its request to commence a pre-filing process, and on May 15, 2007, the FERC notified ESNG that its request had been approved. The pre-filing process was intended to engage all interested and affected stakeholders early in the process with the intention of resolving all environmental issues prior to the formal certificate application being filed. As part of this process, ESNG performed environmental, engineering and cultural surveys and studies in the interest of protecting the environment, minimizing any potential impacts to landowners, and cultural resources. ESNG also held meetings with federal, state and local permitting/regulatory agencies, non-governmental organizations, landowners, and other interested stakeholders.
As part of an updated engineering study, ESNG received additional construction cost estimates for the E3 Project, which indicated substantially higher costs than previously estimated. In an effort to optimize the feasibility of the overall project development plan, ESNG explored all potential construction methods, construction cost mitigation strategies, potential design changes and project schedule changes. ESNG also held discussions and meetings with several potential new customers, who expressed interest in the E3 Project, but elected not to participate.
On December 20, 2007, ESNG withdrew from the pre-filing process as a result of insufficient customer commitments for capacity to make the project economical. ESNG will continue to explore potential construction methods, construction cost mitigation strategies, additional market requests, and potential design changes in its efforts to improve the overall economics of the E3 project.
If ESNG decides to abandon the E3 Project, it will initiate billing of a pre-certification costs surcharge in accordance with the terms of the above described Precedent Agreements and Letter Agreements executed with two of its customers, which provide for these customers to reimburse ESNG for pre-certification costs incurred in connection with the E3 Project, up to a maximum amount of $2.0 million each, with interest, over a period of 20 years. As of December 31, 2008, ESNG had incurred $3.17 million of pre-certification costs relating to the E3 Project.
Chesapeake Utilities Corporation 2008 Form 10-K     Page 95

Notes to the Consolidated Financial Statements
ESNG also had developments in the following FERC rate and certificate matters:
Natural Gas Act Section 4 General Rate Proceeding. On June 6, 2007, ESNG and interested parties reached a settlement agreement in principle on its base rate proceeding filed with the FERC on October 31, 2006. The negotiated settlement provided for an annual cost of service of $21,536,000, which reflected a pretax rate of return of 13.6 percent and a rate increase of approximately $1.07 million on an annual basis. On September 10, 2007, ESNG submitted its Settlement Offer to the Presiding Administrative Law Judge (“ALJ”) for review and certification to the full Commission.
ESNG filed concurrently with its Settlement Agreement a Motion to place the settlement rates into effect on September 1, 2007, in order to expedite the implementation of the reduced settlement rates pending final approval of the settlement. The FERC issued an order on September 25, 2007, authorizing ESNG to commence billing its settlement rates, effective September 1, 2007.
On October 1, 2007, the Presiding ALJ forwarded to the full Commission an order certifying the uncontested Settlement Agreement as fair, reasonable, and in the public interest. A final FERC Order approving the settlement was issued on January 31, 2008. In compliance with the Settlement Agreement, refunds, inclusive of interest, totaling $1.26 million, based on the higher interim rates that were effective for the period from May 15, 2007 through August 31, 2007, were distributed to ESNG’s customers on February 1, 2008.
Interruptible Revenue Sharing. On May 15, 2008, ESNG submitted its annual Interruptible Revenue Sharing Report to the FERC. In this filing, ESNG reported that, since its interruptible service revenue exceeded its annual threshold amount, it refunded a total of $63,675 in the second quarter of 2008 to its eligible firm service customers in accordance with the terms of its tariff and the rate case Settlement Agreement described above.
Fuel Retention Percentage and Cash Out. On June 24, 2008, ESNG submitted its annual Fuel Retention Percentage and Cash-Out Surcharge filings to the FERC. In these filings, ESNG proposed to retain its current Fuel Retention Percentage rate of zero percent and also a zero rate for its Cash-Out Surcharge. ESNG also proposed to refund a total of $412,013, including interest, to its eligible customers in the third quarter of 2008 as a result of netting its over-recovered Gas Required for Operations against its under-recovered Cash-Out Cost. The FERC approved these proposals on July 11, 2008, and customer refunds were distributed that same month.
Prior Notice Activity — Blanket Certificate Authority. On July 2, 2008, ESNG submitted to the FERC a Prior Notice filing under its Blanket Certificate Authority to add a new delivery point to serve an industrial customer located in Seaford, Delaware. In accordance with FERC regulations, a Prior Notice filing requires a 60-day window for protests. No protests were received, and ESNG was authorized to construct and operate the new delivery point. In mid-October and prior to the commencement of any construction, the customer notified ESNG that, based on adverse developments affecting the market for its products, it did not require the new delivery point. Pursuant to a pre-construction contract between the parties, the customer reimbursed ESNG a total of $500,000 for pre-construction costs incurred by ESNG as it pursued this project.
Natural Gas and Propane Supply
The Company’s natural gas and propane distribution operations have entered into contractual commitments to purchase gas from various suppliers. The contracts have various expiration dates. In March 2008, the Company renewed its contract with an energy marketing and risk management company to manage a portion of the Company’s natural gas transportation and storage capacity. This contract expires on March 31, 2009. PESCO is currently in the process of obtaining and reviewing proposals from suppliers and anticipates executing agreements before the existing agreements expire in May 2009.
Page 96     Chesapeake Utilities Corporation 2008 Form 10-K

Corporate Guarantees
The Company has issued corporate guarantees to certain vendors of its subsidiaries, the largest portion of which are for the Company’s propane wholesale marketing subsidiary and its natural gas supply management subsidiary. These corporate guarantees provide for the payment of propane and natural gas purchases in the event of the respective subsidiary’s default. None of these subsidiaries has ever defaulted on its obligations to pay its suppliers. The liabilities for these purchases are recorded in the Consolidated Financial Statements when incurred. The aggregate amount guaranteed at December 31, 2008 was $22.2 million, with the guarantees expiring on various dates in 2009.
In addition to the corporate guarantees, the Company has issued a letter of credit to its primary insurance company for $775,000, which expires on May 31, 2009. The letter of credit is provided as security to satisfy the deductibles under the Company’s various insurance policies. There have been no draws on this letter of credit as of December 31, 2008.
Internal Revenue Service Examination
In November 2007, the Internal Revenue Service (“IRS”) initiated an examination of our consolidated federal tax return for the year ended December 31, 2005. During the review, the IRS expanded its examination to include our 2006 consolidated federal tax return as well.
In September 2008, the IRS completed its examination of our 2005 and 2006 consolidated federal tax returns and issued its Examination Report. As a result of the examination, the Company reduced its income tax receivable by $27,000 for the tax liability associated with disallowed expense deductions included on the tax returns. The Company has amended its 2005 and 2006 federal and state corporate income tax returns to reflect the disallowed expense deductions.
Other
The Company is involved in certain legal actions and claims arising in the normal course of business. The Company is also involved in certain legal proceedings and administrative proceedings before various governmental agencies concerning rates. In the opinion of management, the ultimate disposition of these proceedings will not have a material effect on the consolidated financial position, results of operations or cash flows of the Company.
Chesapeake Utilities Corporation 2008 Form 10-K     Page 97

Notes to the Consolidated Financial Statements
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

For the Quarters Ended	March 31	June 30	September 30	December 31
2008
Operating Revenue	$100,273,502	$69,056,959	$49,698,013	$72,415,004
Operating Income	$14,040,715	$4,329,439	$1,170,393	$8,938,386
Net Income (Loss)	$7,574,343	$1,818,924	$(198,298)	$4,412,291
Earnings per share:
Basic	$1.11	$0.27	$(0.03)	$0.65
Diluted	$1.10	$0.27	$(0.03)	$0.64

2007
Operating Revenue	$93,526,891	$52,501,920	$41,418,718	$70,838,968
Operating Income	$14,613,572	$3,698,066	$985,634	$8,816,310
Net Income (Loss)	$7,991,088	$1,481,791	$(355,898)	$4,080,730
Earnings per share:
Basic	$1.19	$0.22	$(0.05)	$0.60
Diluted	$1.18	$0.22	$(0.05)	$0.60
Page 98      Chesapeake Utilities Corporation 2008 Form 10-K

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and Chief Financial Officer of the Company, with the participation of other Company officials, have evaluated the Company’s “disclosure controls and procedures” (as such term is defined under Rule 13a-15(e) and 15d — 15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2008. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.
Changes in Internal Controls
There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2008, that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.
CEO and CFO Certifications
The Company’s Chief Executive Officer and Chief Financial Officer have filed with the SEC the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. In addition, on May 20, 2008, the Company’s Chief Executive Officer certified to the NYSE that he was not aware of any violation by the Company of the NYSE corporate governance listing standards.
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
Chesapeake Utilities Corporation 2008 Form 10-K      Page 99

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Stockholders of Chesapeake Utilities Corporation
We have audited Chesapeake Utilities Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Chesapeake Utilities Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 8. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Chesapeake Utilities Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chesapeake Utilities Corporation as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, cash flows and income taxes for the years then ended, and our report dated March 9, 2009 expressed an unqualified opinion.
/s/ Beard Miller Company LLP
Beard Miller Company LLP
Reading, Pennsylvania
March 9, 2009
Page 100      Chesapeake Utilities Corporation 2008 Form 10-K

Item 9B. Other Information.
None
Part III
Item 10. Directors, Executive Officers of the Registrant and Corporate Governanace.
The information required by this Item is incorporated herein by reference to the portions of the Proxy Statement, captioned “Proposal I – Election of Directors,” “Information Regarding the Board of Directors and Nominees,” “Corporate Governance Practices and Stockholder Communications – Nomination of Directors,” “Committees of the Board – Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance,” to be filed not later than March 31, 2009, in connection with the Company’s Annual Meeting to be held on May 6, 2009.
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
Item 11. Executive Compensation.
The information required by this Item is incorporated herein by reference to the portion of the Proxy Statement, captioned “Director Compensation,” “Executive Compensation” and “Compensation Discussion and Analysis” in the Proxy Statement to be filed not later than March 31, 2009, in connection with the Company’s Annual Meeting to be held on May 6, 2009.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated herein by reference to the portion of the Proxy Statement, captioned “Beneficial Ownership of Chesapeake’s Securities” to be filed not later than March 31, 2009, in connection with the Company’s Annual Meeting to be held on May 6, 2009.
Chesapeake Utilities Corporation 2008 Form 10-K      Page 101

The following table sets forth information, as of December 31, 2008, with respect to compensation plans of Chesapeake and its subsidiaries, under which shares of Chesapeake common stock are authorized for issuance:

				(c)
				Number of securities
	(a)		(b)	remaining available for future
	Number of securities to		Weighted-average	issuance under equity
	be issued upon exercise		exercise price	compensation plans
	of outstanding options,		of outstanding options,	(excluding securities
	warrants and rights		warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	—		—	446,632	(1)

Equity compensation plans not approved by security holders	—	(2)	—	—

Total	—		—	446,632

(1)
Includes 371,293 shares under the 2005 Performance Incentive Plan, 51,289 shares available under the 2005 Directors Stock Compensation Plan, and 24,050 shares available under the 2005 Employee Stock Awards Plan.

(2)	All warrants were exercised in 2006.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
None
Item 14. Principal Accounting Fees and Services.
The information required by this Item is incorporated herein by reference to the portion of the Proxy Statement, captioned “Fees and Services of the Independent Public Accounting Firm,” to be filed not later than March 31, 2009, in connection with the Company’s Annual Meeting to be held on May 6, 2009.
Page 102      Chesapeake Utilities Corporation 2008 Form 10-K

Part IV
Item 15. Exhibits, Financial Statement Schedules.
(a)	The following documents are filed as part of this report:
1.	Financial Statements:

•	Report of Independent Registered Public Accounting Firm;

•	Consolidated Statements of Income for each of the three years ended December 31, 2008, 2007, and 2006;

•	Consolidated Balance Sheets at December 31, 2008 and December 31, 2007;

•	Consolidated Statements of Cash Flows for each of the three years ended December 31, 2008, 2007, and 2006;

•	Consolidated Statements of Stockholders’ Equity for each of the three years ended December 31, 2008, 2007, and 2006;

•	Consolidated Statements of Income Taxes for each of the three years ended December 31,2008, 2007, and 2006;

•	Notes to the Consolidated Financial Statements.

2.	Financial Statement Schedule:

•	Report of Independent Registered Public Accounting Firm; and

•	Schedule II — Valuation and Qualifying Accounts.

All other schedules are omitted, because they are not required, are inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

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

•	Exhibit 3.2	Amended and Restated Bylaws of Chesapeake Utilities Corporation, effective December 11, 2008, are filed herewith.

•	Exhibit 4.1
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

•	Exhibit 4.3
Note Purchase Agreement, entered into by the Company on December 15, 1997, pursuant to which the Company privately placed $10 million of its 6.85% Senior Notes due in 2012, is not being filed herewith, in accordance with Item 601(b)(4)(iii) of Regulation S-K. The Company hereby agrees to furnish a copy of that agreement to the SEC upon request.

Chesapeake Utilities Corporation 2008 Form 10-K      Page 103

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

•	Exhibit 4.6
Note Agreement entered into by the Company on October 18, 2005, pursuant to which the Company, on October 12, 2006, privately placed $20 million of its 5.5% Senior Notes, due in 2020, with Prudential Investment Management, Inc., is incorporated herein by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 001-11590.

•	Exhibit 4.7
Note Agreement entered into by the Company on October 31, 2008, pursuant to which the Company, on October 31, 2008, privately placed $30 million of its 5.93% Senior Notes, due in 2023, with General American Life Insurance Company and New England Life Insurance Company, is not being filed herewith, in accordance with Item 601(b)(4)(iii) of Regulation S-K. The Company hereby agrees to furnish a copy of that agreement to the SEC upon request.

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

•	Exhibit 10.5*	Chesapeake Utilities Corporation Deferred Compensation Plan, as amended and restated effective January 1, 2009, is filed herewith.
Page 104      Chesapeake Utilities Corporation 2008 Form 10-K

•	Exhibit 10.6*
Executive Employment Agreement dated December 29, 2006, by and between Chesapeake Utilities Corporation and S. Robert Zola, is incorporated herein by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 001-11590.

•	Exhibit 10.7*	Amendment to Executive Employment Agreement, effective January 1, 2009, by and between Chesapeake Utilities Corporation and S. Robert Zola, is filed herewith.

•	Exhibit 10.8*
Executive Employment Agreement dated December 29, 2006, by and between Chesapeake Utilities Corporation and Stephen C. Thompson, is incorporated herein by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 001-11590.

•	Exhibit 10.9*	Amendment to Executive Employment Agreement, effective January 1, 2009, by and between Chesapeake Utilities Corporation and Stephen C. Thompson, is filed herewith.

•	Exhibit 10.10*
Executive Employment Agreement dated December 29, 2006, by and between Chesapeake Utilities Corporation and Beth W. Cooper, is incorporated herein by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 001-11590.

•	Exhibit 10.11*	Amendment to Executive Employment Agreement, effective January 1, 2009, by and between Chesapeake Utilities Corporation and Beth W. Cooper, is filed herewith.

•	Exhibit 10.12*
Executive Employment Agreement dated December 29, 2006, by and between Chesapeake Utilities Corporation and Michael P. McMasters, is incorporated herein by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 001-11590.

•	Exhibit 10.13*	Amendment to Executive Employment Agreement, effective January 1, 2009, by and between Chesapeake Utilities Corporation and Michael P. McMasters, is filed herewith.

•	Exhibit 10.14*
Executive Employment Agreement dated December 29, 2006, by and between Chesapeake Utilities Corporation and John R. Schimkaitis, is incorporated herein by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 001-11590.

•	Exhibit 10.15*	Amendment to Executive Employment Agreement, effective January 1, 2009, by and between Chesapeake Utilities Corporation and John R. Schimkaitis, is filed herewith.

•	Exhibit 10.16*
Performance Share Agreement dated January 23, 2008 for the period 2008 to 2009, pursuant to Chesapeake Utilities Corporation Performance Incentive Plan by and between Chesapeake Utilities Corporation and John R. Schimkaitis, is incorporated herein by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-11590.

•	Exhibit 10.17*
Performance Share Agreement dated January 23, 2008 for the period 2008 to 2010, pursuant to Chesapeake Utilities Corporation Performance Incentive Plan by and between Chesapeake Utilities Corporation and John R. Schimkaitis, is incorporated herein by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-11590.

•	Exhibit 10.18*
Performance Share Agreement dated January 23, 2008 for the period 2008 to 2009, pursuant to Chesapeake Utilities Corporation Performance Incentive Plan by and between Chesapeake Utilities Corporation and Michael P. McMasters, is incorporated herein by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-11590.

•	Exhibit 10.19*
Performance Share Agreement dated January 23, 2008 for the period 2008 to 2010, pursuant to Chesapeake Utilities Corporation Performance Incentive Plan by and between Chesapeake Utilities Corporation and Michael P. McMasters, is incorporated herein by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-11590.

Chesapeake Utilities Corporation 2008 Form 10-K      Page 105

•	Exhibit 10.20*
Performance Share Agreement dated January 23, 2008 for the period 2008 to 2009, pursuant to Chesapeake Utilities Corporation Performance Incentive Plan by and between Chesapeake Utilities Corporation and Stephen C. Thompson, is incorporated herein by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-11590.

•	Exhibit 10.21*
Performance Share Agreement dated January 23, 2008 for the period 2008 to 2010, pursuant to Chesapeake Utilities Corporation Performance Incentive Plan by and between Chesapeake Utilities Corporation and Stephen C. Thompson, is incorporated herein by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-11590.

•	Exhibit 10.22*
Performance Share Agreement dated January 23, 2008 for the period 2008 to 2009, pursuant to Chesapeake Utilities Corporation Performance Incentive Plan by and between Chesapeake Utilities Corporation and Beth W. Cooper, is incorporated herein by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-11590.

•	Exhibit 10.23*
Performance Share Agreement dated January 23, 2008 for the period 2008 to 2010, pursuant to Chesapeake Utilities Corporation Performance Incentive Plan by and between Chesapeake Utilities Corporation and Beth W. Cooper, is incorporated herein by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-11590.

•	Exhibit 10.24*
Performance Share Agreement dated January 23, 2008 for the period 2008 to 2009, pursuant to Chesapeake Utilities Corporation Performance Incentive Plan by and between Chesapeake Utilities Corporation and S. Robert Zola, is incorporated herein by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-11590.

•	Exhibit 10.25*
Performance Share Agreement dated January 23, 2008 for the period 2008 to 2010, pursuant to Chesapeake Utilities Corporation Performance Incentive Plan by and between Chesapeake Utilities Corporation and S. Robert Zola, is incorporated herein by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-11590.

•	Exhibit 10.26*
Form of Performance Share Agreement effective January 7, 2009, pursuant to Chesapeake Utilities Corporation Performance Incentive Plan by and between Chesapeake Utilities Corporation and each of John R. Schimkaitis, Michael P. McMasters, Beth W. Cooper, and Stephen C. Thompson, is filed herewith.

•	Exhibit 10.27*	Chesapeake Utilities Corporation Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009, is filed herewith.

•	Exhibit 10.28*	Chesapeake Utilities Corporation Supplemental Executive Retirement Savings Plan, as amended and restated effective January 1, 2009, is filed herewith.

•	Exhibit 12	Computation of Ratio of Earning to Fixed Charges is filed herewith.
Page 106      Chesapeake Utilities Corporation 2008 Form 10-K

•	Exhibit 14.1	Code of Ethics for Financial Officers is incorporated herein by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 001-11590.

•	Exhibit 14.2	Business Code of Ethics and Conduct is filed herewith.

•	Exhibit 21	Subsidiaries of the Registrant is filed herewith.

•	Exhibit 23.1	Consent of Independent Registered Public Accounting Firm is filed herewith.

•	Exhibit 23.2	Consent of Preceding Independent Registered Public Accounting Firm for the year 2006 is filed herewith.

•	Exhibit 31.1	Certificate of Chief Executive Office of Chesapeake Utilities Corporation pursuant to Exchange Act Rule 13a-14(a), dated March 9, 2009, is filed herewith.

•	Exhibit 31.2	Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to Exchange Act Rule 13a-14(a), dated March 9, 2009, is filed herewith.

•	Exhibit 32.1	Certificate of Chief Executive Office of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350, dated March 9, 2009, is filed herewith.

•	Exhibit 32.2	Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350, dated March 9, 2009, is filed herewith.

*	Management contract or compensatory plan or agreement.
Chesapeake Utilities Corporation 2008 Form 10-K      Page 107

Signatures
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Chesapeake Utilities Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chesapeake Utilities Corporation

By:	/s/ John R. Schimkaitis John R. Schimkaitis
President and Chief Executive Officer

Date:	March 9, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ralph J. Adkins Ralph J. Adkins, Chairman of the Board	/s/ John R. Schimkaitis John R. Schimkaitis, President,
and Director	Chief Executive Officer and Director
Date: March 9, 2009	Date: March 9, 2009

/s/ Beth W. Cooper	/s/ Eugene H. Bayard

Beth W. Cooper, Senior Vice President	Eugene H. Bayard, Director
and Chief Financial Officer	Date: February 24, 2009
(Principal Financial and Accounting Officer)
Date: March 9, 2009

/s/ Richard Bernstein	/s/ Thomas J. Bresnan

Richard Bernstein, Director	Thomas J. Bresnan, Director
Date: February 24, 2009	Date: March 9, 2009

/s/ Thomas P. Hill, Jr.	/s/ J. Peter Martin

Thomas P. Hill, Jr., Director	J. Peter Martin, Director
Date: February 24, 2009	Date: February 24, 2009

/s/ Joseph E. Moore, Esq	/s/ Calvert A. Morgan, Jr.

Joseph E. Moore, Esq., Director	Calvert A. Morgan, Jr., Director
Date: February 24, 2009	Date: February 24, 2009

/s/ Dianna F. Morgan Dianna F. Morgan, Director
Date: February 24, 2009
Page 108      Chesapeake Utilities Corporation 2008 Form 10-K

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Stockholders of Chesapeake Utilities Corporation
The audit referred to in our report dated March 9, 2009 relating to the consolidated financial statements of Chesapeake Utilities Corporation as of December 31, 2008 and 2007 and for the years then ended, which is contained in Item 8 of this Form 10-K also included the audits of the financial statement schedule listed in Item 15. This financial statement schedule is the responsibility of the Chesapeake Utilities Corporation’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.
In our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Beard Miller Company LLP
Beard Miller Company LLP
Reading, Pennsylvania
March 9, 2009

Chesapeake Utilities Corporation and Subsidiaries
Schedule II
Valuation and Qualifying Accounts

	Balance at	Additions
	Beginning of	Charged to	Other		Balance at End
For the Year Ended December 31,	Year	Income	Accounts(1)	Deductions(2)	of Year
Reserve Deducted From Related Assets Reserve for Uncollectible Accounts

2008	$952,075	$1,185,906	$241,153	$(1,220,120)	$1,159,014

2007	$661,597	$818,561	$26,190	$(554,273)	$952,075

2006	$861,378	$381,424	$65,519	$(646,724)	$661,597

(1)	Recoveries.

(2)	Uncollectible accounts charged off.

Upon written request,
Chesapeake will provide, free of
charge, a copy of any exhibit to
the 2008 Annual Report on
Form 10-K not included
in this document.