Form 10-Q
period 2010-06-30
CHESAPEAKE UTILITIES CORP
filed 2010-08-05
CIK 19745

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Common Stock, par value $0.4867 — 9,490,546 shares outstanding as of July 31, 2010.

GLOSSARY OF KEY TERMS
Frequently used abbreviations, acronyms, or terms used in this report:
Subsidiaries of Chesapeake Utilities Corporation

BravePoint	BravePoint, Inc. is a wholly-owned subsidiary of Chesapeake Services Company, which is a wholly-owned subsidiary of Chesapeake
Chesapeake	The Registrant, the Registrant and its subsidiaries, or the Registrant’s subsidiaries, as appropriate in the context of the disclosure
Company	The Registrant, the Registrant and its subsidiaries, or the Registrant’s subsidiaries, as appropriate in the context of the disclosure
ESNG	Eastern Shore Natural Gas Company, a wholly-owned subsidiary of Chesapeake
FPU	Florida Public Utilities Company, a wholly-owned subsidiary of Chesapeake, effective October 28, 2009
PESCO	Peninsula Energy Services Company, Inc., a wholly-owned subsidiary of Chesapeake
PIPECO	Peninsula Pipeline Company, Inc., a wholly-owned subsidiary of Chesapeake
Sharp	Sharp Energy, Inc., a wholly-owned subsidiary of Chesapeake’s and Sharp’s subsidiary, Sharpgas, Inc.
Xeron	Xeron, Inc., a wholly-owned subsidiary of Chesapeake
Regulatory Agencies

Delaware PSC	Delaware Public Service Commission
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FDEP	Florida Department of Environmental Protection
Florida PSC	Florida Public Service Commission
IASB	International Accounting Standards Board
Maryland PSC	Maryland Public Service Commission
MDE	Maryland Department of the Environment
PSC	Public Service Commission
SEC	Securities and Exchange Commission
Accounting Standards Related

ASC	FASB Accounting Standards CodificationTM (Codification)
ASU	FASB Accounting Standards Update
GAAP	Generally Accepted Accounting Principles
IFRS	International Financial Reporting Standards
Other

AS/SVE	Air Sparging and Soil/Vapor Extraction
BS/SVE	Bio-Sparging and Soil/Vapor Extraction
CGS	Community Gas Systems
DSCP	Directors Stock Compensation Plan
Dts	Dekatherms
Dts/d	Dekatherms per day
FRP	Fuel Retention Percentage
GSR	Gas Sales Service Rates
HDD	Heating Degree-Days
Mcf	Thousand Cubic Feet
MWH	Megawatt Hour
MGP	Manufactured Gas Plant
NYSE	New York Stock Exchange
PIP	Performance Incentive Plan
RAP	Remedial Action Plan
TETLP	Texas Eastern Transmission, LP

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

For the Three Months Ended June 30,	2010	2009
(in thousands, except shares and per share data)

Operating Revenues
Regulated Energy	$52,740	$18,869
Unregulated Energy	24,615	19,830
Other	2,706	2,135

Total operating revenues	80,061	40,834

Operating Expenses
Regulated energy cost of sales	24,406	4,285
Unregulated energy and other cost of sales	20,384	16,182
Operations	18,160	11,575
Transaction-related costs	92	1,090
Maintenance	1,789	716
Depreciation and amortization	5,038	2,413
Other taxes	2,431	1,717

Total operating expenses	72,300	37,978

Operating Income	7,761	2,856

Other income (loss), net of expenses	(11)	12

Interest charges	2,305	1,573

Income Before Income Taxes	5,445	1,295

Income tax expense	2,105	489

Net Income	$3,340	$806

Weighted-Average Common Shares Outstanding:
Basic	9,467,222	6,862,248
Diluted	9,557,352	6,868,717

Earnings Per Share of Common Stock:
Basic	$0.35	$0.12
Diluted	$0.35	$0.12

Cash Dividends Declared Per Share of Common Stock	$0.330	$0.315
The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

For the Six Months Ended June 30,	2010	2009
(in thousands, except shares and per share data)

Operating Revenues
Regulated Energy	$144,367	$71,050
Unregulated Energy	83,885	69,225
Other	5,069	5,038

Total operating revenues	233,321	145,313

Operating Expenses
Regulated energy cost of sales	78,174	36,798
Unregulated energy and other cost of sales	65,475	54,891
Operations	36,855	23,820
Transaction-related costs	111	1,204
Maintenance	3,489	1,332
Depreciation and amortization	10,661	4,797
Other taxes	5,397	3,649

Total operating expenses	200,162	126,491

Operating Income	33,159	18,822

Other income, net of expenses	103	45

Interest charges	4,667	3,215

Income Before Income Taxes	28,595	15,652

Income tax expense	11,281	6,253

Net Income	$17,314	$9,399

Weighted-Average Common Shares Outstanding:
Basic	9,443,708	6,847,543
Diluted	9,550,670	6,963,132

Earnings Per Share of Common Stock:
Basic	$1.83	$1.37
Diluted	$1.82	$1.36

Cash Dividends Declared Per Share of Common Stock	$0.645	$0.620
The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30,	2010	2009
(in thousands)

Operating Activities
Net Income	$17,314	$9,399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,661	4,797
Depreciation and accretion included in other costs	1,641	1,318
Deferred income taxes, net	3,683	2,673
Unrealized loss (gain) on commodity contracts	(374)	1,135
Unrealized loss (gain) on investments	60	(19)
Employee benefits	(383)	977
Share-based compensation	612	585
Changes in assets and liabilities:
Purchase of investments	(131)	(28)
Accounts receivable and accrued revenue	26,485	25,406
Propane inventory, storage gas and other inventory	3,382	5,006
Regulatory assets	1,226	309
Prepaid expenses and other current assets	3,549	2,957
Accounts payable and other accrued liabilities	(14,756)	(15,071)
Income taxes receivable	2,201	6,111
Accrued interest	(259)	632
Customer deposits and refunds	1,041	(1,902)
Accrued compensation	83	(1,151)
Regulatory liabilities	1,194	3,454
Other liabilities	479	232

Net cash provided by operating activities	57,708	46,820

Investing Activities
Property, plant and equipment expenditures	(14,250)	(11,969)
Purchase of investments	(310)	—
Environmental expenditures	(410)	(7)

Net cash used in investing activities	(14,970)	(11,976)

Financing Activities
Common stock dividends	(5,369)	(3,752)
Issuance (purchase) of stock for Dividend Reinvestment Plan	268	(69)
Change in cash overdrafts due to outstanding checks	(834)	—
Net repayment under line of credit agreements	(88)	(31,000)
Repayment of long-term debt	(30,277)	(20)

Net cash used in financing activities	(36,300)	(34,841)

Net Increase in Cash and Cash Equivalents	6,438	3
Cash and Cash Equivalents — Beginning of Period	2,828	1,611

Cash and Cash Equivalents — End of Period	$9,266	$1,614

The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
Assets	2010	2009
(in thousands, except shares and per share data)

Property, Plant and Equipment
Regulated energy	$471,803	$463,856
Unregulated energy	59,548	61,360
Other	16,162	16,054

Total property, plant and equipment	547,513	541,270

Less: Accumulated depreciation and amortization	(114,018)	(107,318)
Plus: Construction work in progress	5,362	2,476

Net property, plant and equipment	438,857	436,428

Investments	2,030	1,959

Current Assets
Cash and cash equivalents	9,266	2,828
Accounts receivable (less allowance for uncollectible accounts of $1,313 and $1,609, respectively)	47,448	70,029
Accrued revenue	8,976	12,838
Propane inventory, at average cost	6,538	7,901
Other inventory, at average cost	3,443	3,149
Regulatory assets	50	1,205
Storage gas prepayments	3,831	6,144
Income taxes receivable	479	2,614
Deferred income taxes	1,601	1,498
Prepaid expenses	2,457	5,843
Mark-to-market energy assets	814	2,379
Other current assets	148	147

Total current assets	85,051	116,575

Deferred Charges and Other Assets
Goodwill	34,782	34,095
Other intangible assets, net	3,690	3,951
Long-term receivables	181	343
Regulatory assets	21,052	19,860
Other deferred charges	3,693	3,891

Total deferred charges and other assets	63,398	62,140

Total Assets	$589,336	$617,102

The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
Capitalization and Liabilities	2010	2009
(in thousands, except shares and per share data)

Capitalization
Stockholders’ equity
Common stock, par value $0.4867 per share (authorized 25,000,000 and 12,000,000 shares, respectively)	$4,612	$4,572
Additional paid-in capital	146,123	144,502
Retained earnings	74,395	63,231
Accumulated other comprehensive loss	(2,444)	(2,524)
Deferred compensation obligation	757	739
Treasury stock	(757)	(739)

Total stockholders’ equity	222,686	209,781

Long-term debt, net of current maturities	97,558	98,814

Total capitalization	320,244	308,595

Current Liabilities
Current portion of long-term debt	8,125	35,299
Short-term borrowing	29,100	30,023
Accounts payable	36,153	51,948
Customer deposits and refunds	26,105	24,960
Accrued interest	1,628	1,887
Dividends payable	3,127	2,959
Accrued compensation	3,580	3,445
Regulatory liabilities	10,340	8,882
Mark-to-market energy liabilities	574	2,514
Other accrued liabilities	11,250	8,683

Total current liabilities	129,982	170,600

Deferred Credits and Other Liabilities
Deferred income taxes	70,284	66,923
Deferred investment tax credits	148	193
Regulatory liabilities	3,449	4,154
Environmental liabilities	9,463	11,104
Other pension and benefit costs	16,544	17,505
Accrued asset removal cost — Regulatory liability	34,233	33,214
Other liabilities	4,989	4,814

Total deferred credits and other liabilities	139,110	137,907

Total Capitalization and Liabilities	$589,336	$617,102

The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional		Accumulated Other
	Number of		Paid-In	Retained	Comprehensive	Deferred	Treasury
(in thousands, except per share and share data)	Shares(7)	Par Value	Capital	Earnings	Loss	Compensation	Stock	Total
Balances at December 31, 2008	6,827,121	$3,323	$66,681	$56,817	$(3,748)	$1,549	$(1,549)	123,073
Net Income				15,897				15,897
Other comprehensive income, net of tax:
Employee Benefit Plans, net of tax:
Amortization of prior service costs (4)					7			7
Net Gain (5)					1,217			1,217

Total comprehensive income								$17,121

Dividend Reinvestment Plan	31,607	15	921					936
Retirement Savings Plan	32,375	16	966					982
Conversion of debentures	7,927	4	131					135
Share based compensation (1) (3)	7,374	3	1,332					1,335
Deferred Compensation Plan (6)						(810)	810	—
Purchase of treasury stock	(2,411)						(73)	(73)
Sale and distribution of treasury stock	2,411						73	73
Common stock issued in the merger	2,487,910	1,211	74,471					75,682
Dividends on stock-based compensation				(104)				(104)
Cash dividends (2)				(9,379)				(9,379)

Balances at December 31, 2009	9,394,314	4,572	144,502	63,231	(2,524)	739	(739)	209,781
Net Income				17,314				17,314
Other comprehensive income, net of tax:
Employee Benefit Plans, net of tax:
Amortization of prior service costs (4)					4			4
Net Gain (5)					76			76

Total comprehensive income								$17,394

Dividend Reinvestment Plan	27,182	13	807					820
Retirement Savings Plan	15,632	8	466					474
Conversion of debentures	2,876	1	47					48
Tax benefit on share based compensation			75					75
Share based compensation (1) (3)	36,415	18	226					244
Deferred Compensation Plan (6)						18	(18)	—
Purchase of treasury stock	(580)						(18)	(18)
Sale and distribution of treasury stock	580						18	18
Dividends on stock-based compensation				(50)				(50)
Cash dividends (2)				(6,100)				(6,100)

Balances at June 30, 2010	9,476,419	$4,612	$146,123	$74,395	$(2,444)	$757	$(757)	$222,686

(1)	Includes amounts for shares issued for Directors’ compensation.

(2)	Cash dividends declared per share for the periods ended June 30, 2010 and December 31, 2009 were $0.645 and $1.250, respectively.

(3)
The shares issued under the Performance Incentive Plan (“PIP”) are net of shares withheld for employee taxes. For the period ended June 30, 2010, the Company withheld 17,695 shares for taxes. We did not issue any shares under the PIP in 2009.

(4)	Tax expense recognized on the prior service cost component of employees benefit plans for the periods ended June 30, 2010 and December 31, 2009 were approximately $3 and $5, respectively.

(5)	Tax expense recognized on the net gain component of employees benefit plans for the periods ended June 30, 2010 and December 31, 2009 were $51 and $794, respectively.

(6)	In May and November 2009, certain participants of the Deferred Compensation Plan received distributions totaling $883. There were no distributions in the first six months of 2010.

(7)	Includes 29,032 and 28,452 shares at June 30, 2010 and December 31, 2009, respectively, held in a Rabbi Trust established by the Company relating to the Deferred Compensation Plan.
The accompanying notes are an integral part of these financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
1.	Summary of Accounting Policies
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
As a result of the merger with Florida Public Utilities Company (“FPU”) in October 2009, we changed our operating segments (see Note 5, “Segment Information,” for further discussion). We revised the segment information as of and for the three months and six months ended June 30, 2009, to reflect the new segments. We also revised certain presentations and reclassified certain amounts reported in the condensed consolidated statements of income and cash flows for the three months and six months ended June 30, 2009 to conform to current period presentations and classifications. These reclassifications are considered immaterial to the overall presentation of our condensed consolidated financial statements.
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
Other Accounting Amendments Adopted by the Company during the first six months of 2010
In January 2010, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” This ASU requires certain new disclosures and clarifies certain existing disclosure requirements about fair value measurement, as set forth in FASB Accounting Standards Codification (“ASC”) Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends ASC Subtopic 820-10 to now require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and, in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separate information about purchases, sales, issuances, and settlements. In addition, ASU 2010-06 clarifies certain requirements of the existing disclosures. We adopted the disclosures required by this ASU in the first quarter of 2010, except for disclosures about purchases, sales, issuances, and settlements in the roll-forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We currently do not have any assets or liabilities that would require Level 3 fair value measurements. Adoption of this ASU did not have an impact on our condensed consolidated financial position and results of operations.

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
In consummating the merger, we issued 2,487,910 shares of Chesapeake common stock at a price per share of $30.42 in exchange for all outstanding common stock of FPU. We also paid approximately $16,000 in lieu of issuing fractional shares in the exchange. There is no contingent consideration in the merger. Total value of consideration transferred by Chesapeake in the merger was approximately $75.7 million.
The assets acquired and liabilities assumed in the merger were recorded at their respective fair values at the completion of the merger. For certain assets acquired and liabilities assumed, such as pension and post-retirement benefit obligations, income taxes and contingencies without readily determinable fair values, for which GAAP provides specific exception to the fair value recognition and measurement, we applied other specified GAAP or accounting treatment as appropriate.

The following table summarizes an adjusted allocation of the purchase price to the assets acquired and liabilities assumed at the date of the merger. Estimates of deferred income taxes, recovery of certain regulatory assets, and certain accruals and contingencies are subject to change, pending the finalization of income tax returns and the availability of additional information about the facts and circumstances that existed as of the merger closing. We will complete the purchase price allocation as soon as practicable but no later than one year from the merger closing.

(in thousands)	October 28, 2009
Purchase price	$75,699

Current assets	26,761
Property, plant and equipment	138,998
Regulatory assets	19,899
Investments and other deferred charges	3,659
Intangible assets	4,019

Total assets acquired	193,336

Long term debt	47,812
Borrowings from line of credit	4,249
Other current liabilities	17,427
Other regulatory liabilities	19,414
Pension and post retirement obligations	14,276
Environmental liabilities	12,414
Deferred income taxes	20,686
Customer deposits and other liabilities	15,467

Total liabilities assumed	151,745

Net identifiable assets acquired	41,591

Goodwill	$34,108

During the first six months of 2010, we adjusted the allocation of the purchase price based on additional information available. The adjustments are related to certain accruals, regulatory assets and deferred tax assets. These adjustments also resulted in a change in the fair value of the propane property, plant and equipment. Goodwill from the merger increased to $34.1 million after incorporating these adjustments, compared to $33.4 million as previously disclosed at December 31, 2009.
None of the $34.1 million in goodwill recorded in connection with the merger is deductible for tax purposes. All of the goodwill recorded in connection with the merger is related to the regulated energy segment. We believe the goodwill recognized is attributable to the synergies and opportunities primarily related to FPU’s regulated energy businesses. The intangible assets acquired in connection with the merger are related to propane customer relationships ($3.5 million) and favorable propane supply contracts ($519,000). The intangible value assigned to FPU’s existing propane customer relationships will be amortized over a 12-year period based on the expected duration of the benefit arising from the relationships. The intangible value assigned to FPU’s favorable propane contracts will be amortized over a period ranging from one to 14 months based on contractual terms.
Current assets of $26.8 million acquired during the merger included notes receivable of approximately $5.8 million, for which we received full payment in March 2010, and accounts receivable of approximately $3.1 million, $6.0 million and $891,000 for FPU’s natural gas, electric and propane distribution businesses, respectively.
The financial position and results of operations and cash flows of FPU from the effective date of the merger are included in our consolidated financial statements. The revenue from FPU for the three months and six months ended June 30, 2010, included in our condensed consolidated statements of income, were $39.8 million and $94.0 million, respectively, and the net income from FPU for the three months and six months ended June 30, 2010, included in our condensed consolidated statements of income, were $1.8 million and $6.2 million, respectively.

The following table shows the actual results of combined operations for the six months ended June 30, 2010 and pro forma results of combined operations for the six months ended June 30, 2009, as if the merger had been completed at January 1, 2009. Since the effects of the merger for the six months ended June 30, 2010 were already included in the actual results of our consolidated operations, there is no pro forma adjustment for the six months ended June 30, 2010.

For the Six Months Ended June 30,	2010	2009
(in thousands, except per share data)

Operating Revenues	$233,321	$221,461
Operating Income	33,159	25,214
Net income	17,314	12,303

Earnings per share — basic	$1.83	$1.32
Earnings per share — diluted	$1.82	$1.30
Pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results would have been had the acquisition actually occurred on January 1, 2009.
The acquisition method of accounting requires acquisition-related costs to be expensed in the period in which those costs are incurred, rather than including them as a component of consideration transferred. It also prohibits an accrual of certain restructuring costs at the time of the merger. As we intend to seek recovery in future rates in Florida of a certain portion of the purchase premium paid and merger-related costs incurred, we also considered the impact of ASC Topic 980, “Regulated Operations,” in determining the proper accounting treatment for the merger-related costs. As of June 30, 2010, we incurred approximately $3.2 million in costs to consummate the merger, including the cost associated with merger-related litigation, and integrating operations following the merger. This includes $278,000 incurred during the six months ended June 30, 2010. We deferred approximately $1.6 million of the total costs incurred as a regulatory asset at June 30, 2010, which represents our estimate, based on similar proceedings in Florida in the past, of the costs which we expect to be permitted to recover when we complete the appropriate rate proceedings.
Included in the $3.2 million merger-related costs incurred as of June 30, 2010, were approximately $312,000 of severance and other restructuring charges for our efforts to integrate the operations of the two companies.
Virginia LP Gas
On February 4, 2010, Sharp Energy, Inc. (“Sharp”), our propane distribution subsidiary, purchased the operating assets of Virginia LP Gas, Inc., a propane distributor serving approximately 1,000 retail customers in Northampton and Accomack Counties in Virginia. The total consideration for the purchase was $600,000, of which $300,000 was paid at the closing and the remaining $300,000 will be paid over 60 months. Based on our preliminary valuation, we allocated $188,000 of the purchase price to intangible assets, which will be amortized over a seven-year period. There was no goodwill recorded in connection with this acquisition. The revenue and net income from this acquisition that were included in our condensed consolidated statement of income for the three months and six months ended June 30, 2010 were not material. The allocation of the purchase price is preliminary, and we will complete the purchase price allocation as soon as practicable but no later than one year from the purchase of the assets.

3.	Calculation of Earnings Per Share

	Three Months		Six Months
For the Periods Ended June 30,	2010	2009	2010	2009
(in thousands, except Shares and Per Share Data)
Calculation of Basic Earnings Per Share:
Net Income	$3,340	$806	$17,314	$9,399
Weighted average shares outstanding	9,467,222	6,862,248	9,443,708	6,847,543

Basic Earnings Per Share	$0.35	$0.12	$1.83	$1.37

Calculation of Diluted Earnings Per Share:
Reconciliation of Numerator:
Net Income	$3,340	$806	$17,314	$9,399
Effect of 8.25% Convertible debentures(1)	19	—	37	40

Adjusted numerator — Diluted	$3,359	$806	$17,351	$9,439

Reconciliation of Denominator:
Weighted shares outstanding — Basic	9,467,222	6,862,248	9,443,708	6,847,543
Effect of dilutive securities: (1)
Share-based Compensation	3,347	6,469	19,437	20,714
8.25% Convertible debentures	86,783	—	87,525	94,875

Adjusted denominator — Diluted	9,557,352	6,868,717	9,550,670	6,963,132

Diluted Earnings Per Share	$0.35	$0.12	$1.82	$1.36

(1)	Amounts associated with securities resulting in an anti-dilutive effect on earnings per share are not included in this calculation.
4.	Commitments and Contingencies
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
Delaware. On September 2, 2008, our Delaware division filed with the Delaware Public Service Commission (“Delaware PSC”) its annual Gas Sales Service Rates (“GSR”) Application, seeking approval to change its GSR, effective November 1, 2008. On July 7, 2009, the Delaware PSC granted approval of a settlement agreement presented by the parties in this docket, which included the Delaware PSC, our Delaware division and the Division of the Public Advocate. As part of the settlement, the parties agreed to develop a record in a later proceeding on the price charged by the Delaware division for the temporary release of transmission pipeline capacity to our natural gas marketing subsidiary, Peninsula Energy Services Company, Inc. (“PESCO”). On January 8, 2010, the Hearing Examiner in this proceeding issued a report of Findings and Recommendations in which he recommended, among other things, that the Delaware PSC require the Delaware division to refund to its firm service customers the difference between what the Delaware division would have received had the capacity released to PESCO been priced at the maximum tariff rates under asymmetrical pricing principles and the amount actually received by the Delaware division for capacity released to PESCO. The Hearing Examiner also recommended that the Delaware PSC require us to adhere to asymmetrical pricing principles in all future capacity releases by the Delaware division to PESCO, if any. Accordingly, if the Hearing Examiner’s refund recommendation for past capacity releases were approved without modification by the Delaware PSC, the Delaware division would have to credit to its firm service customers amounts equal to the maximum tariff rates that the Delaware division pays for long-term capacity, which we estimated to be approximately $700,000, even though the temporary releases were made at lower rates based on competitive bidding procedures required by the FERC’s capacity release rules. We disagreed with the Hearing Examiner’s recommendations and filed exceptions to those recommendations on February 18, 2010. At the hearing on March 30, 2010, the Delaware PSC agreed with us that the Delaware division had been releasing capacity based on a previous settlement approved by the Delaware PSC and, therefore, did not require the Delaware division to issue any refunds for past capacity releases. The Delaware PSC, however, required the Delaware division to adhere to asymmetrical pricing principles for future capacity releases to PESCO until a more appropriate pricing methodology is developed and approved. The Delaware PSC issued an order on May 18, 2010, elaborating its decisions at the March hearing and directing the parties to reconvene in a separate docket to determine if a pricing methodology other than asymmetrical pricing principles should apply to future capacity releases by the Delaware division to PESCO. On June 17, 2010, the Division of the Public Advocate filed an appeal with the Delaware Superior Court, asking it to overturn the Delaware PSC’s decision with regard to refunds for past capacity releases. On June 28, 2010, the Delaware division filed a Notice of Cross-Appeal with the Delaware Superior Court, asking it to overturn the Delaware PSC’s decision with regard to requiring the Delaware division to adhere to asymmetrical pricing principles for future capacity releases to PESCO. It is not anticipated that the Court will render a decision prior to the end of this year. Due to the ongoing legal proceedings, the parties have not yet opened a separate docket to determine an alternative pricing methodology for future capacity releases. Since the order from the Delaware PSC on May 18, 2010, the Delaware division has not released any capacity to PESCO.
On September 4, 2009, our Delaware division filed with the Delaware PSC its annual GSR Application, seeking approval to change its GSR, effective November 1, 2009. On October 6, 2009, the Delaware PSC authorized the Delaware division to implement the GSR charges on November 1, 2009, on a temporary basis, subject to refund, pending the completion of full evidentiary hearings and a final decision. The evidentiary hearing in this matter was held on May 19, 2010. At the evidentiary hearing, the parties in this docket, which included the Delaware PSC, our Delaware division and the Division of the Public Advocate, presented a proposed settlement agreement to resolve all issues addressed in this docket. The settlement agreement contemplates that the Delaware division will begin to share interruptible margins with its firm ratepayers when those margins reach a certain level in each twelve-month period ending October 31. Based on the current level of interruptible margins generated by the Delaware division, we do not anticipate that sharing of future interruptible margins will have a significant impact on our results. The Delaware division anticipates a final decision by the Delaware PSC on this application and settlement agreement in the third quarter of 2010.
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
Florida. On July 14, 2009, Chesapeake’s Florida division filed with the Florida PSC its petition for a rate increase and request for interim rate relief. In the application, the Florida division sought approval of: (a) an interim rate increase of $417,555; (b) a permanent rate increase of $2,965,398, which represented an average base rate increase, excluding fuel costs, of approximately 25 percent for the Florida division’s customers; (c) implementation or modification of certain surcharge mechanisms; (d) restructuring of certain rate classifications; and (e) deferral of certain costs and the purchase premium associated with the then pending merger with FPU. On August 18, 2009, the Florida PSC approved the full amount of the Florida division’s interim rate request, subject to refund, applicable to all meters read on or after September 1, 2009. On December 15, 2009, the Florida PSC: (a) approved a $2,536,307 permanent rate increase (86 percent of the requested amount) applicable to all meters read on or after January 14, 2010; (b) determined that there is no refund required of the interim rate increase; and (c) ordered Chesapeake’s Florida division and FPU’s natural gas distribution operations to submit data no later than April 29, 2011 (which is 18 months after the merger) that details all known benefits, synergies, cost savings and cost increases that have resulted from the merger.

Also on December 15, 2009, the Florida PSC approved the settlement agreement for a final natural gas rate increase of $7,969,000 for FPU’s natural gas distribution operation, which represents approximately 80 percent of the requested base rate increase of $9,917,690 filed by FPU in the fourth quarter of 2008. The Florida PSC had approved an annual interim rate increase of $984,054 on February 10, 2009 and approved the permanent rate increase of $8,496,230 in an order issued on May 5, 2009, with the new rates to be effective beginning on June 4, 2009. On June 17, 2009, however, the Office of Public Counsel entered a protest to the Florida PSC’s order and its final natural gas rate increase ruling. Subsequent negotiations led to the settlement agreement between the Office of Public Counsel and FPU, which the Florida PSC approved on December 15, 2009. The rates authorized pursuant to the order approving the settlement agreement became effective on January 14, 2010. In February 2010, FPU refunded to its natural gas customers approximately $290,000, representing revenues in excess of the amount provided by the settlement agreement that had been billed to customers from June 2009 through January 14, 2010.
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
The City of Marianna Commissioners voted on July 7, 2009 to enter into a new 10-year franchise agreement with FPU, effective February 1, 2010. The agreement provides that new interruptible and time-of-use rates shall become available for certain customers prior to February 2011, or, at the option of the City, the franchise agreement could be voided nine months after that date. The new franchise agreement contains a provision that permits the City to purchase the Marianna portion of FPU’s electric system. Should FPU fail to make available the new interruptible and time-of-use rates, and if the franchise agreement is then voided by the City and the City elects to purchase the Marianna portion of the distribution system, the agreement would require the City to pay FPU severance/reintegration costs, the fair market value for the system, and an initial investment in the infrastructure to operate this limited facility. If the City purchased the electric system, FPU would have a gain in the year of the disposition, but ongoing financial results would be negatively impacted from the loss of the Marianna area from FPU’s electric operations.
ESNG. The following are regulatory activities involving FERC Orders applicable to ESNG and the expansions of ESNG’s transmission system:
Energylink Expansion Project: In 2006, ESNG proposed to develop, construct and operate approximately 75 miles of new pipeline facilities from the existing Cove Point Liquefied Natural Gas terminal in Calvert County, Maryland, crossing under the Chesapeake Bay into Dorchester and Caroline Counties, Maryland, to points on the Delmarva Peninsula, where such facilities would interconnect with ESNG’s existing facilities in Sussex County, Delaware. In April 2009, ESNG terminated this project based on the increase in projected construction costs over its original projection and initiated billing to recover approximately $3.2 million of costs incurred in connection with this project and the related cost of capital over a period of 20 years in accordance with the terms of the precedent agreements executed with the two participating customers and approved by the FERC. One of the two participating customers is Chesapeake, through its Delaware and Maryland divisions.

Mainline Extension Project: On November 25, 2009, ESNG filed a notice of its intent under its blanket certificate to construct, own and operate new mainline facilities to deliver additional firm service of 1,594 Mcfs per day of natural gas to Chesapeake’s Delaware division. The FERC published the notice of this filing on December 7, 2009. No protest was filed during the 60-day period following the notice, and ESNG commenced construction on February 6, 2010. The facilities were completed on April 29, 2010, and ESNG commenced billing for the new service on May 1, 2010.
Mainline Extension and Interconnect Project: On March 5, 2010, ESNG submitted an Application for Certificate of Public Convenience and Necessity to the FERC related to a proposed mainline extension and interconnect project that would tie into the interstate pipeline system of Texas Eastern Transmission, LP (“TETLP”). ESNG’s project involves building and operating an eight-mile mainline extension from ESNG’s existing facility in Parkesburg, Pennsylvania to the interconnect with TETLP at Honey Brook, Pennsylvania. The estimated capital cost of this project is approximately $19.4 million. FERC issued a notice of the application on March 15, 2010, and the comment period ended on April 5, 2010. Three protests were filed in connection with ESNG’s application, and ESNG filed an answer to the protests on April 28, 2010. On May 5, 2010, a limited answer from one of the protesting parties was filed in response to ESNG’s April 28, 2010 filing. These protests and responses will be considered by the FERC in rendering its decision to approve ESNG’s application. With respect to environmental issues in ESNG’s application, the FERC issued its Environmental Assessment on July 6, 2010, which assesses the potential environmental effects of the construction and operation of the project in accordance with the requirements of the National Environmental Policy Act. The FERC Staff determined that the project, with appropriate mitigating measures, would not significantly affect the quality of the human environment. The comment period on the Environmental Assessment will end on August 5, 2010.
ESNG also had developments in the following FERC matters:
On April 30, 2010, ESNG submitted its annual Interruptible Revenue Sharing Report to the FERC. ESNG reported in this filing that its interruptible revenue was in excess of its annual threshold amount and refunded $90,718, inclusive of interest, in the second quarter of 2010 to its eligible firm customers.
On May 28, 2010, ESNG submitted its annual Fuel Retention Percentage (“FRP”) and Cash-Out Surcharge filings to the FERC. In these filings, ESNG proposed to implement an FRP rate of 0.00 percent and a zero rate for its Cash-Out Surcharge. ESNG also proposed to refund $310,117, including interest, to its eligible customers in the second quarter of 2010 as a result of combining its over-recovered Gas Required for Operations and its over-recovered Cash-Out Cost. The FERC approved these proposals on June 29, 2010, and ESNG issued refunds to eligible customers.
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

As of June 30, 2010, we had $407,000 in environmental liabilities related to Chesapeake’s MGP sites in Maryland and Florida, representing our estimate of the future costs associated with those sites. As of June 30, 2010, we had approximately $1.5 million in regulatory and other assets for future recovery of environmental costs from Chesapeake’s customers through our approved rates. As of June 30, 2010, we had approximately $11.9 million in environmental liabilities related to FPU’s MGP sites in Florida, primarily from the West Palm Beach site, which represents our estimate of the future costs associated with those sites. FPU has approval to recover up to $14.0 million of its environmental costs from insurance and from customers through rates. Approximately $7.6 million of FPU’s expected environmental costs have been recovered from insurance and customers through rates as of June 30, 2010. We also had approximately $6.4 million in regulatory assets for future recovery of environmental costs from FPU’s customers.
The following discussion provides details on each site.
Salisbury, Maryland
We have substantially completed remediation of this site in Salisbury, Maryland, where it was determined that a former MGP caused localized ground-water contamination. During 1996, we completed construction of an Air Sparging and Soil-Vapor Extraction (“AS/SVE”) system and began remediation procedures. We have reported the remediation and monitoring results to the MDE on an ongoing basis since 1996. In February 2002, the MDE granted permission to permanently decommission the AS/SVE system and to discontinue all on-site and off-site well monitoring, except for one well, which is being maintained for periodic product monitoring and recovery. We have requested and are awaiting a No Further Action determination from the MDE.
Through June 30, 2010, we have incurred and paid approximately $2.9 million for remedial actions and environmental studies. We have recovered approximately $2.2 million through insurance proceeds or in rates and have not yet recovered $725,000 of the clean-up costs.
Winter Haven, Florida
The Winter Haven site is located on the eastern shoreline of Lake Shipp, in Winter Haven, Florida. Pursuant to a Consent Order entered into with the Florida Department of Environmental Protection (“FDEP”), we are obligated to assess and remediate environmental impacts at this former MGP site. In 2001, the FDEP approved a Remedial Action Plan (“RAP”) requiring construction and operation of a bio-sparge/soil vapor extraction (“BS/SVE”) treatment system to address soil and groundwater impacts at a portion of the site. The BS/SVE treatment system has been in operation since October 2002. The Fourteenth Semi-Annual RAP Implementation Status Report was submitted to the FDEP in January 2010. The groundwater sampling results through October 2009 show, in general, a reduction in contaminant concentrations, although the rate of reduction has declined. Modifications and upgrades to the BS/SVE treatment system were completed in October 2009. At present, we predict that remedial action objectives may be met for the area being treated by the BS/SVE treatment system in approximately three years.
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
Through June 30, 2010, we have incurred and paid approximately $1.5 million for this site and estimate an additional cost of $407,000 in the future, which has been accrued. We have recovered through rates $1.1 million of the costs and expect that the remaining $773,000, which is included in regulatory assets, will be recoverable from customers through our approved rates.

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
In January 2007, FPU and other members of the Sanford Group signed a Third Participation Agreement, which provides for funding the final remedy approved by EPA for the site. FPU’s share of remediation costs under the Third Participation Agreement is set at five percent of a maximum of $13 million, or $650,000. As of June 30, 2010, FPU has paid $650,000 to the Sanford Group escrow account for its share of funding requirements.
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
As of June 30, 2010, FPU’s remaining share of remediation expenses, including attorneys’ fees and costs, is estimated to be $28,000. However, we are unable to determine, to a reasonable degree of certainty, whether the other members of the Sanford Group will accept FPU’s asserted defense to liability for costs exceeding $13 million to implement the final remedy for this site or will pursue a claim against FPU for a sum in excess of the $650,000 that FPU has paid under the Third Participation Agreement.

West Palm Beach, Florida
We are currently evaluating remedial options to respond to environmental impacts to soil and groundwater at and in the immediate vicinity of a parcel of property owned by FPU in West Palm Beach, Florida, where FPU previously operated a MGP. Pursuant to a Consent Order between FPU and the FDEP, effective April 8, 1991, FPU completed the delineation of soil and groundwater impacts at the site. On June 30, 2008, FPU transmitted a revised feasibility study, evaluating appropriate remedies for the site, to the FDEP. On April 30, 2009, the FDEP issued a remedial action order, which it subsequently withdrew. In response to the order and as a condition to its withdrawal, FPU committed to perform additional field work in 2009 and complete an additional engineering evaluation of certain remedial alternatives. The scope of this work has increased in response to FDEP’s demands for additional information. The total projected cost of this work is approximately $750,000. FPU recently authorized additional field work to be performed in July and August 2010, including the installation of additional groundwater monitoring wells and performance of a comprehensive groundwater sampling event. The cost of this work, which is included in the projected remediation costs, is estimated to be approximately $91,000.
The revised feasibility study completed in 2008 evaluated a wide range of remedial alternatives based on criteria provided by applicable laws and regulations. Based on the likely acceptability of proven remedial technologies described in the feasibility study and implemented at similar sites, management believes that consulting and remediation costs to address the impacts now characterized at the West Palm Beach site will range from $7.4 million to $19 million. This range of costs covers such remedies as in situ solidification for deeper soil impacts, excavation of superficial soil impacts, installation of a barrier wall with a permeable biotreatment zone, monitored natural attenuation of dissolved impacts in groundwater, or some combination of these remedies.
Negotiations between FPU and the FDEP on a final remedy for the site continue. Until those negotiations are concluded, we are unable to determine, to a reasonable degree of certainty, the full extent or cost of remedial action that may be required. As of June 30, 2010, and subject to the limitations described above, we estimate the remediation expenses, including attorneys’ fees and costs, will range from approximately $7.8 million to $19.4 million for this site.
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
In May 2010, our natural gas marketing subsidiary, PESCO, renewed contracts to purchase natural gas from various suppliers. These contracts expire in May 2011.

FPU’s electric fuel supply contracts require FPU to maintain an acceptable standard of creditworthiness based on specific financial ratios. FPU’s agreement with JEA (formerly known as Jacksonville Electric Authority) requires FPU to comply with the following ratios based on the results of the prior 12 months: (a) total liabilities to tangible net worth less than 3.75; and (b) fixed charge coverage greater than 1.5. If either of the ratios is not met by FPU, we have 30 days to cure the default or provide an irrevocable letter of credit if the default is not cured. FPU’s agreement with Gulf Power Company requires FPU to meet the following ratios based on the average of the prior six quarters: (a) funds from operation interest coverage (minimum of 2 to 1); and (b) total debt to total capital (maximum of 0.65 to 1). If FPU fails to meet the requirements, we have to provide the supplier a written explanation of action taken or proposed to be taken to be compliant. Failure to comply with the ratios specified in the agreement with Gulf Power Company could result in FPU having to provide an irrevocable letter of credit. FPU was in compliance with these requirements as of June 30, 2010.
Corporate Guarantees
We have issued corporate guarantees to certain vendors of our subsidiaries, the largest portion of which are for our propane wholesale marketing subsidiary and our natural gas marketing subsidiary. These corporate guarantees provide for the payment of propane and natural gas purchases in the event of the respective subsidiary’s default. Neither subsidiary has ever defaulted on its obligations to pay its suppliers. The liabilities for these purchases are recorded in our financial statements when incurred. The aggregate amount guaranteed at June 30, 2010 was $22.5 million, with the guarantees expiring on various dates through 2011.
In addition to the corporate guarantees, we have issued a letter of credit to our primary insurance company for $725,000, which expires on August 31, 2010. The letter of credit to our primary insurance company is provided as security to satisfy the deductibles under our various insurance policies. There have been no draws on this letter of credit as of June 30, 2010. We do not anticipate that this letter of credit will be drawn upon by the counterparty, and we expect that it will be renewed to the extent necessary in the future. In addition, we have issued a letter of credit for $526,000 to TETLP related to the Precedent Agreement, which is further described below.
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
Our Delmarva natural gas supplies are currently received primarily from the Gulf of Mexico natural gas production region and are transported through three interstate upstream pipelines, two of which interconnect directly with ESNG’s transmission system. The new firm transportation service contracts between our Delaware and Maryland divisions and TETLP will provide us with an additional direct interconnection with ESNG’s transmission system and access to new sources of natural gas supplies from other natural gas production regions, including the Appalachian production region, thereby providing increased reliability and diversity of supply. They will also provide our Delaware and Maryland divisions additional upstream transportation capacity to meet current customer demands and to plan for sustainable growth.
The Precedent Agreement provides that the parties shall promptly meet and work in good faith to negotiate a mutually acceptable reservation rate. Failure to agree upon a mutually acceptable reservation rate would have enabled either party to terminate the Precedent Agreement, and would have subjected us to reimburse TETLP for certain pre-construction costs; however, on July 2, 2010, our Delaware and Maryland divisions executed the required reservation rate agreements with TETLP.

The Precedent Agreement requires us to reimburse TETLP for our proportionate share of TETLP’s pre-service costs incurred to date, if we terminate the Precedent Agreement, are unwilling or unable to perform our material duties and obligations thereunder, or take certain other actions whereby TETLP is unable to obtain the authorizations and exemptions required for this project. If such termination were to occur, we estimate that our proportionate share of TETLP’s pre-service costs could be approximately $4.7 million by December 31, 2010. If we were to terminate the Precedent Agreement after TETLP completed its construction of all facilities, which is expected to be in the fourth quarter of 2011, our proportionate share could be as much as approximately $45 million. The actual amount of our proportionate share of such costs could differ significantly and would ultimately be based on the level of pre-service costs at the time of any potential termination. As our Delaware and Maryland divisions have now executed the required reservation rate agreements with TETLP, we believe that the likelihood of terminating the Precedent Agreement and having to reimburse TETLP for our proportionate share of TETLP’s pre-service costs is remote.
We provided a letter of credit for $526,000 under the Precedent Agreement with TETLP as required. This letter of credit is expected to increase quarterly as TETLP’s pre-service costs increase and will not exceed more than the three-month reservation charge under the firm transportation service contracts, which we currently estimate to be $2.1 million.
On March 17, 2010, our Delaware and Maryland divisions entered into a separate Precedent Agreement with ESNG to extend its mainline by eight miles to interconnect with TETLP at Honey Brook, Pennsylvania. The estimated capital cost associated with construction of this mainline extension and interconnection is approximately $19.4 million, and the proposed rate for transmission service on this extension is ESNG’s current tariff rate for service in that area.
ESNG and TETLP are proceeding with obtaining the necessary approvals, authorizations or exemptions for construction and operation of their respective projects, including, but not limited to, approval by the FERC. ESNG’s regulatory proceedings related to this project are further discussed under “Mainline Extension and Interconnect Project” in this footnote. Our Delaware and Maryland divisions require no regulatory approvals or exemptions to receive transmission service from TETLP or ESNG.
Once the ESNG and TETLP firm transportation services commence, our Delaware and Maryland divisions will incur costs from those services based on the agreed reservation rates, which will become an integral component of the costs associated with providing natural gas supplies to our Delaware and Maryland divisions. The costs from the ESNG and TETLP firm transportation services will be included in the annual GSR filings for each of our respective divisions.
Other
In May 2010, a FPU propane customer filed a class action complaint against FPU in Palm Beach County, Florida, alleging, among other things, that FPU acted in a deceptive and unfair manner related to a particular charge by FPU in its bills to propane customers and the description of such charge. The suit seeks to certify a class comprised of FPU propane customers to whom such charge was made since May 2006 and requests damages and statutory remedies based on the amounts paid by FPU customers for such charge. We believe the particular charge at issue is customary, proper and fair, and we intend to defend vigorously against the claims. We are unable to predict at this time the outcome of this lawsuit or the costs we may incur in defending this claim. Since most of the charge at issue is related to the period prior to the merger between Chesapeake and FPU, the outcome of this lawsuit could affect the purchase price allocation for the FPU merger.
We are involved in certain other legal actions and claims arising in the normal course of business. We are also involved in certain legal proceedings and administrative proceedings before various governmental agencies concerning rates. In the opinion of management, the ultimate disposition of these proceedings will not have a material effect on our condensed consolidated financial position, results of operations or cash flows.

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

The following table presents information about our reportable segments.

	Three Months Ended		Six Months Ended
For the Periods Ended June 30,	2010	2009	2010	2009
(in thousands)

Operating Revenues, Unaffiliated Customers
Regulated Energy	$52,543	$18,638	$143,845	$70,431
Unregulated Energy	24,494	19,578	83,521	68,971
Other	3,024	2,618	5,955	5,911

Total operating revenues, unaffiliated customers	$80,061	$40,834	$233,321	$145,313

Intersegment Revenues (1)
Regulated Energy	$197	$231	$522	$619
Unregulated Energy	121	252	364	254
Other	259	193	447	377

Total intersegment revenues	$577	$676	$1,333	$1,250

Operating Income (Loss)
Regulated Energy	$8,308	$4,086	$25,824	$13,583
Unregulated Energy	(791)	2	6,969	6,594
Other and eliminations	244	(1,232)	366	(1,355)

Total operating income	$7,761	$2,856	$33,159	$18,822

Other income (loss), net of other expenses	(11)	12	103	45
Interest	2,305	1,573	4,667	3,215
Income taxes	2,105	489	11,281	6,253

Net income	$3,340	$806	$17,314	$9,399

(1)	All significant intersegment revenues are billed at market rates and have been eliminated from consolidated operating revenues.

	June 30,	December 31,
(in thousands)	2010	2009

Identifiable Assets
Regulated energy	$476,123	$480,903
Unregulated energy	76,193	101,437
Other	37,020	34,724

Total identifiable assets	$589,336	$617,064

Our operations are almost entirely domestic. Our advanced information services subsidiary, BravePoint, has infrequent transactions in foreign countries, primarily Canada, which are denominated and paid in U.S. dollars. These transactions are immaterial to the consolidated revenues.

6.	Employee Benefit Plans
Net periodic benefit costs for our pension and post-retirement benefits plans for the three months and six months ended June 30, 2010 and 2009 are set forth in the following table:

						Chesapeake
	Chesapeake		FPU	Chesapeake		Postretirement		FPU
	Pension Plan		Pension Plan	SERP		Plan		Medical Plan
For the Three Months Ended June 30,	2010	2009	2010	2010	2009	2010	2009	2010
(in thousands)
Service Cost	$—	$—	$—	$—	$—	$—	$1	$27
Interest Cost	144	140	637	34	32	31	27	34
Expected return on plan assets	(106)	(87)	(619)	—	—	—	—	—
Amortization of prior service cost	(2)	(1)	—	5	4	—	—	—
Amortization of net loss	39	69	—	14	15	14	39	—

Net periodic cost	$75	$121	$18	$53	$51	$45	$67	$61

						Chesapeake
	Chesapeake		FPU	Chesapeake		Postretirement		FPU
	Pension Plan		Pension Plan	SERP		Plan		Medical Plan
For the Six Months Ended June 30,	2010	2009	2010	2010	2009	2010	2009	2010
(in thousands)
Service Cost	$—	$—	$—	$—	$—	$—	$1	$55
Interest Cost	289	280	1,275	68	64	61	54	68
Expected return on plan assets	(212)	(173)	(1,238)	—	—	—	—	—
Amortization of prior service cost	(3)	(2)	—	10	7	—	—	—
Amortization of net loss	78	137	—	30	30	29	79	—

Net periodic cost	$152	$242	$37	$108	$101	$90	$134	$123

We expect to record pension and postretirement benefit costs of approximately $1.0 million for 2010, $320,000 of which is attributable to FPU’s pension and medical plans. In addition, we expect to record $897,000 in expense for 2010 related to continued amortization of the FPU pension regulatory asset of approximately $7.6 million, which represents the portion attributable to FPU’s regulated energy operations of the changes in funded status that occurred but were not recognized as part of net periodic benefit costs prior to the merger. This was deferred as a regulatory asset prior to the merger by FPU to be recovered through rates pursuant to a previous order by the Florida PSC.
We expect to contribute $450,000 and $1.6 million to the Chesapeake and FPU pension plans, respectively, in 2010. During the three and six months ended June 30, 2010, we contributed $333,000 to the Chesapeake Pension Plan. We also contributed $382,000 and $759,000 to the FPU Pension Plan for the three and six months ended June 30, 2010, respectively.
The Chesapeake SERP, the Chesapeake Postretirement Plan and the FPU Medical Plan are unfunded and are expected to be paid out of our general funds. Cash benefits paid under the Chesapeake SERP for the three and six months ended June 30, 2010, were $22,000 and $45,000, respectively; for the year 2010, such benefits paid are expected to be approximately $88,000. Cash benefits paid for the Chesapeake Postretirement Plan, primarily for medical claims for the three and six months ended June 30, 2010, totaled $19,000 and $35,000, respectively; for the year 2010, we have estimated that approximately $115,000 will be paid for such benefits. Cash benefits paid for the FPU Medical Plan, primarily for medical claims for the three and six months ended June 30, 2010, totaled $24,000 and $44,000, respectively; for the year 2010, we have estimated that approximately $144,000 will be paid for such benefits.

On March 23, 2010, the Patient Protection and Affordable Care Act was signed into law. On March 30, 2010, a companion bill, the Health Care and Education Reconciliation Act of 2010, was also signed into law. Among other things, these new laws, when taken together, reduce the tax benefits available to an employer that receives the Medicare Part D subsidy. The deferred tax effects of the reduced deductibility of the postretirement prescription drug coverage must be recognized in the period these new laws were enacted. The FPU Medical Plan receives the Medicare Part D subsidy. We assessed the deferred tax effects on the reduced deductibility as a result of these new laws and determined that the deferred tax effects were not material to our financial results.
7.	Investments
The investment balance at June 30, 2010, represents a Rabbi Trust associated with our Supplemental Executive Retirement Savings Plan and a Rabbi Trust related to a stay bonus agreement with a former executive. We classify these investments as trading securities and report them at their fair value. Any unrealized gains and losses, net of other expenses, are included in other income in the condensed consolidated statements of income. We also have an associated liability that is recorded and adjusted each month for the gains and losses incurred by the Rabbi Trusts. At June 30, 2010 and December 31, 2009, total investments had a fair value of $2.0 million.
8.	Share-Based Compensation
Our non-employee directors and key employees are awarded share-based awards through our Directors Stock Compensation Plan (“DSCP”) and the Performance Incentive Plan (“PIP”), respectively. We record these share-based awards as compensation costs over the respective service period for which services are received in exchange for an award of equity or equity-based compensation. The compensation cost is primarily based on the fair value of the grant on the date it was awarded.
The table below presents the amounts included in net income related to share-based compensation expense for the awards granted under the DSCP and the PIP for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended		Six Months Ended
For the periods ended June 30,	2010	2009	2010	2009
(in thousands)
Directors Stock Compensation Plan	$71	$48	$135	$95
Performance Incentive Plan	208	295	477	490

Total compensation expense	279	343	612	585
Less: tax benefit	112	137	245	234

Share-Based Compensation amounts included in net income	$167	$206	$367	$351

Directors Stock Compensation Plan
Shares granted under the DSCP are issued in advance of the directors’ service periods and are fully vested as of the date of the grant. We record a prepaid expense of the shares issued and amortize the expense equally over a service period of one year. In May 2010, 9,900 shares were granted to the directors under the DSCP. A summary of stock activity under the DSCP during the six months ended June 30, 2010, is presented below:

	Number of	Weighted Average
	Shares	Grant Date Fair Value
Outstanding — December 31, 2009	—	—

Granted (1)	9,900	$29.99
Vested	9,900	$29.99
Forfeited	—	—

Outstanding — June 30, 2010	—	—

At June 30, 2010, there was $247,000 of unrecognized compensation expense related to the DSCP awards that is expected to be recognized over the remaining 10 months of the directors’ service period ending April 30, 2011.
Performance Incentive Plan
The table below presents the summary of the stock activity for the PIP for the six months ended June 30, 2010:

	Number of	Weighted Average
	Shares	Fair Value
Outstanding — December 31, 2009	123,075	$28.15

Granted	40,875	28.05
Vested	43,960	27.94
Fortfeited	—	—
Expired	18,840	27.94

Outstanding — June 30, 2010	101,150	$28.24

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
At June 30, 2010, the aggregate intrinsic value of the PIP awards was $1.7 million.
9.	Derivative Instruments
We use derivative and non-derivative contracts to engage in trading activities and manage risks related to obtaining adequate supplies and the price fluctuations of natural gas and propane. Our natural gas and propane distribution operations have entered into agreements with suppliers to purchase natural gas and propane for resale to their customers. Purchases under these contracts either do not meet the definition of derivatives or are considered “normal purchases and sales” and are accounted for on an accrual basis. Our propane distribution operation may also enter into fair value hedges of its inventory in order to mitigate the impact of wholesale price fluctuations. As of June 30, 2010, our natural gas and propane distribution operations did not have any outstanding derivative contracts.
Xeron, our propane wholesale and marketing operation, engages in trading activities using forward and futures contracts. These contracts are considered derivatives and have been accounted for using the mark-to-market method of accounting. Under the mark-to-market method of accounting, the trading contracts are recorded at fair value, net of future servicing costs, and the changes in fair value of those contracts are recognized as unrealized gains or losses in the statement of income in the period of change. As of June 30, 2010, we had the following outstanding trading contracts which we accounted for as derivatives:

	Quantity in	Estimated Market	Weighted Average
At June 30, 2010	Gallons	Prices	Contract Prices
Forward Contracts
Sale	10,962,000	$0.9750 — $1.19125	$1.0676
Purchase	10,710,000	$0.9750 — $1.18250	$1.0510
Estimated market prices and weighted average contract prices are in dollars per gallon.
All contracts expire by the end of the first quarter of 2011.

We did not have any derivative contracts with a credit-risk-related contingency.
Fair values of the derivative contracts recorded in the condensed consolidated balance sheet as of June 30, 2010 and December 31, 2009, are the following:

	Asset Derivatives
		Fair Value
(in thousands)	Balance Sheet Location	June 30, 2010	December 31, 2009

Derivatives not designated as hedging instruments

Forward contracts	Mark-to-market energy assets	$814	$2,379
Put option (1)	Mark-to-market energy assets	—	—

Total asset derivatives		$814	$2,379

	Liability Derivatives
		Fair Value
(in thousands)	Balance Sheet Location	June 30, 2010	December 31, 2009

Derivatives not designated as hedging instruments

Forward contracts	Mark-to-market energy liabilities	$574	$2,514

Total liability derivatives		$574	$2,514

(1)	We purchased a put option for the Pro-Cap (propane price cap) plan in September 2009. The put option expired on March 31, 2010. The put option had a fair value of $0 at December 31, 2009.
The effects of gains and losses from derivative instruments on the condensed consolidated statements of income for the three and six months ended June 30, 2010 and 2009, are the following:

	Amount of Gain (Loss) on Derivatives:
	Location of Gain	Three months ended June 30,		Six months ended June 30,
(in thousands)	(Loss) on Derivatives	2010	2009	2010	2009
Derivatives designated as fair value hedges:
Propane swap agreement (1)	Cost of Sales	$—	$—	$—	$(42)

Derivatives not designated as fair value hedges:
Unrealized gains on forward contracts	Revenue	$160	$159	$374	$(1,135)

Total		$160	$159	$374	$(1,177)

(1)
Our propane distribution operation entered into a propane swap agreement to protect it from the impact that wholesale propane price increases would have on the Pro-Cap (propane price cap) plan that was offered to customers. We terminated this swap agreement in January 2009.

The effects of trading activities on the condensed consolidated statements of income for the three and six months ended June 30, 2010 and 2009, are the following:

	Location in the	Three months ended June 30,		Six months ended June 30,
(in thousands)	Statement of Income	2010	2009	2010	2009
Realized gains on forward contracts	Revenue	$60	$287	$738	$2,068
Changes in mark-to-market energy assets	Revenue	160	159	374	(1,135)

Total		$220	$446	$1,112	$933

10.	Fair Value of Financial Instruments
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
The following table summarizes our financial assets and liabilities that are measured at fair value on a recurring basis and the fair value measurements, by level, within the fair value hierarchy used at June 30, 2010:

		Fair Value Measurements Using:
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments	$2,030	$2,030	$—	$—
Mark-to-market energy assets,	$814	$—	$814	$—

Liabilities:
Mark-to-market energy liabilities	$574	$—	$574	$—

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
The following valuation techniques were used to measure fair value assets in the table above on a recurring basis as of June 30, 2010 and December 31, 2009:
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
At June 30, 2010, there were no non-financial assets or liabilities required to be reported at fair value. We review our non-financial assets for impairment at least on an annual basis, as required.
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
At June 30, 2010, long-term debt, which includes the current maturities of long-term debt, had a carrying value of $105.7 million, compared to a fair value of $121.3 million, using a discounted cash flow methodology that incorporates a market interest rate based on published corporate borrowing rates for debt instruments with similar terms and average maturities, with adjustments for duration, optionality, and risk profile. At December 31, 2009, long-term debt, including the current maturities, had a carrying value of $134.1 million, compared to the estimated fair value of $145.5 million.

11.	Long Term Debt
Our outstanding long-term debt is shown below:

	June 30,	December 31,
(in thousands)	2010	2009
FPU secured first mortgage bonds:
9.57% bond, due May 1, 2018	$7,247	$8,156
10.03% bond, due May 1, 2018	3,986	4,486
9.08% bond, due June 1, 2022	7,950	7,950
6.85% bond, due October 1, 2031	—	14,012
4.90% bond, due November 1, 2031	—	13,222
Uncollateralized senior notes:
6.91% note, due October 1, 2010	909	909
6.85% note, due January 1, 2012	2,000	2,000
7.83% note, due January 1, 2015	10,000	10,000
6.64% note, due October 31, 2017	21,818	21,818
5.50% note, due October 12, 2020	20,000	20,000
5.93% note, due October 31, 2023	30,000	30,000
Convertible debentures:
8.25% due March 1, 2014	1,478	1,520
Promissory note	295	40

Total long-term debt	105,683	134,113
Less: current maturities	(8,125)	(35,299)

Total long-term debt, net of current maturities	$97,558	$98,814

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
On June 29, 2010, we entered into an agreement with Metropolitan Life Insurance Company and New England Life Insurance Company to issue up to $36 million in uncollateralized senior notes. We expect to use $29 million of the uncollateralized senior notes to permanently finance the redemption of the 6.85 percent and 4.90 percent series of FPU bonds. The terms of the agreement requires us to issue $29 million of the $36 million in uncollateralized senior notes committed by the lender on or before July 9, 2012 with a 15-year term at a rate ranging from 5.28 percent to 6.13 percent based on the timing of the issuance. The remaining $7 million will be issued prior to May 3, 2013 at a rate ranging from 5.28 percent to 6.43 percent based on the timing of the issuance. These notes, when issued, will have similar covenants and default provisions as the existing senior notes, and will have an annual principal payment beginning in the sixth year after the issuance.

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

We revised the segment information for the three and six months ended June 30, 2009 to reflect the new operating segments.

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
In addition, certain information is presented, which, for comparison purposes, includes only FPU’s results of operations or excludes FPU’s results from the consolidated results of operations for the periods ended June 30, 2010. Certain other information is presented, which, for comparison purposes, excludes all merger-related costs incurred in connection with the FPU merger. Although non-GAAP measures are not intended to replace the GAAP measures for evaluation of our performance, we believe that the portions of the presentation, which include only the FPU results, or which exclude FPU’s financial results for the post-merger period and merger-related costs, provide helpful comparisons for an investor’s evaluation purposes.
Results of Operations for the Quarter Ended June 30, 2010
Overview and Highlights
Our net income for the quarter ended June 30, 2010 was $3.3 million, or $0.35 per share (diluted). This represents an increase of $2.5 million, or $0.23 per share (diluted), compared to a net income of $806,000, or $0.12 per share (diluted), reported in the same period in 2009.

For the Three Months Ended June 30,	2010	2009	Change
(in thousands)

Operating Income (Loss)
Regulated Energy	$8,308	$4,086	$4,222
Unregulated Energy	(791)	2	(793)
Other	244	(1,232)	1,476

Operating Income	7,761	2,856	4,905

Other Income (Loss), net of expenses	(11)	12	(23)
Interest Charges	2,305	1,573	732
Income Taxes	2,105	489	1,616

Net Income	$3,340	$806	$2,534

Earnings Per Share of Common Stock:
Basic	$0.35	$0.12	$0.23
Diluted	$0.35	$0.12	$0.23
Our results for the second quarter of 2010 included approximately $3.7 million in operating income and $1.8 million in net income recorded by FPU. Included in the operating income and net income contributed by FPU for the period were the effects of transferring propane distribution customers previously served by Chesapeake in Florida to FPU after the merger in an effort to integrate operations. Pursuant to the acquisition method of accounting, we consolidated FPU’s results into our consolidated results from October 28, 2009, which is the effective date of the merger. Therefore, our consolidated results for the second quarter of 2009 did not include any results from FPU.

During the second quarter of 2010 and 2009, we expensed approximately $92,000 ($55,000 net of tax) and $1.1 million ($654,000 net of tax), respectively, of merger-related transaction costs, which are included in the “Other” segment. Transaction-related costs expensed in the second quarter of 2010 reflected our costs to integrate operations of Chesapeake and FPU, including certain termination benefits offered to employees, net of the portion we expect to recover through future rates when we complete the appropriate rate proceedings. Transaction-related costs expensed in the second quarter of 2009 included our costs to consummate the merger.

	2010
	Chesapeake,
	excluding		Chesapeake
For the Three Months Ended June 30,	FPU	FPU	Total	2009
(in thousands)

Operating Income (Loss)
Regulated Energy	$5,079	$3,229	$8,308	$4,086
Unregulated Energy	(1,240)	449	(791)	2
Other	244	—	244	(1,232)

Operating Income	4,083	3,678	7,761	2,856

Other Income (Loss), net of expenses	(43)	32	(11)	12
Interest Charges	1,452	853	2,305	1,573
Income Taxes	1,012	1,093	2,105	489

Net Income	$1,576	$1,764	$3,340	$806

Excluding effect of transaction-related costs:
Net Income	$1,576	$1,764	$3,340	$806
Transaction-related costs	92	—	92	1,090
Income tax impact	(37)	—	(37)	(436)

Net Income, excluding transaction-related costs	$1,631	$1,764	$3,395	$1,460

Key Factors Affecting Our Businesses
The following is a summary of key factors affecting our businesses and their impacts on our results in the second quarter of 2010. More detailed analysis is provided in the following section of our results by segment.

Merger. FPU contributed $3.7 million in operating income to our consolidated results in the second quarter of 2010. FPU’s operating results by business for the quarter ended June 30, 2010 are presented below.

	Regulated Energy		Unregulated Energy
For the Three Months Ended June 30, 2010	Natural Gas	Electric	Propane	Other	Total
(in thousands)

Revenue	$13,465	$21,906	$3,837	$603	$39,811
Cost of sales	5,121	17,442	1,853	368	24,784

Gross margin	8,344	4,464	1,984	235	15,027

Other operating expenses	6,115	3,464	1,647	123	11,349

Operating Income	$2,229	$1,000	$337	$112	$3,678

Average number of residential customers	47,163	23,584	12,787	—	83,534
During the second quarter of 2010, we incurred $284,000 to integrate certain operations of Chesapeake and FPU, principally combining customer service and billing functions in Florida, of which $92,000 was expensed. In June 2010, we appointed Jeff Householder as the president of FPU to bring his extensive knowledge and experience of the Florida energy market to FPU. Also during the second quarter of 2010, we completed the integration of the propane distribution operations in Florida by transferring to FPU all of the customers previously served by Chesapeake in Florida to FPU, a process which began in late 2009 after the merger.
Weather. Temperatures on the Delmarva Peninsula during the second quarter of 2010 were nine-percent warmer than the same period in 2009 and consistent with the normal (10-year average) temperatures for the period. The warmer weather on the Delmarva Peninsula reduced gross margin by approximately $162,000 in the second quarter of 2010 compared to the same period in 2009. As our residential natural gas rates in Maryland are normalized for weather, our residential natural gas margin in Maryland is not affected by the weather. There were 90 more cooling degree-days in Florida during the second quarter of 2010 compared to the same period in 2009, which benefited our Florida electric distribution operation. Our Florida natural gas and propane distribution operations are not typically affected by the weather during the second quarter.
Growth. The average number of Delmarva natural gas residential customers increased by one percent in the second quarter of 2010, compared to the same period in 2009. This growth and an increase in commercial and industrial customers contributed approximately $256,000 in period-over-period additional gross margin. Although not affecting the results in the second quarter of 2010, we entered into agreements in 2010 to provide natural gas service to two industrial customers in southern Delaware, which will add annual margin equivalent to 1,575 average residential heating customers once the services begin in the fourth quarter of 2010 and early 2011. New transportation services and new expansion facilities placed in service during 2009 and 2010 by our natural gas transmission subsidiary, ESNG, contributed an additional gross margin of $370,000 in the second quarter of 2010 compared to the same period in 2009. Chesapeake’s Florida natural gas distribution division experienced a period-over-period net customer loss, primarily from the loss of several large industrial customers as a result of plant closings in 2009, which decreased gross margin by $25,000.
Rates and Regulatory Matters. In December 2009, the Florida PSC approved a rate increase of approximately $2.5 million, applicable to all meters read on or after January 14, 2010, for Chesapeake’s Florida natural gas distribution division. The rate increase contributed an additional gross margin of $574,000 in the second quarter of 2010 compared to the same period in 2009. The operating results of FPU’s natural gas distribution operation for the second quarter of 2010 also reflect an increase of $1.3 million in gross margin from its rate increase of approximately $8.0 million approved by the Florida PSC in 2009.

Propane Prices. During the first half of 2009, our Delmarva propane distribution operation experienced higher retail margins benefited from the $939,000 loss recorded in late 2008 on a swap agreement for the 2008/2009 winter Pro-Cap (propane price cap) program. This loss lowered the propane inventory costs and, therefore, increased retail margins during the first half of 2009. During the first half of 2010, the retail margins returned to more normal levels, and it resulted in a lower gross margin per gallon in the second quarter of 2010 compared to the same period in 2009, which decreased gross margin by $290,000. Lower trading volumes in the wholesale propane market have led to greater uncertainty, reducing Xeron’s trading activity and its gross margin by $225,000.
Advanced Information Services. Our advanced information services subsidiary, BravePoint, generated $230,000 in operating income in the second quarter of 2010, compared to an operating loss of $240,000 reported in the same period of 2009. Increased billable consulting hours in 2010 and cost containment actions implemented throughout 2009 contributed to the increased period-over-period operating results.
Other Operating Expenses. Our other operating expenses, excluding expenses reported by FPU, decreased by $350,000 in the second quarter of 2010 compared to the same period in 2009. Lower expenses related to collections and allowance for doubtful accounts receivable as well as cost containment actions implemented throughout 2009 by the advanced information services operation more than fully offset higher other operating expenses related to increased compensation and costs associated with increased capital investments.

Regulated Energy

For the Three Months Ended June 30,	2010	2009	Change
(in thousands)

Revenue	$52,740	$18,869	$33,871
Cost of sales	24,406	4,285	20,121

Gross margin	28,334	14,584	13,750

Operations & maintenance	13,800	7,325	6,475
Depreciation & amortization	4,247	1,820	2,427
Other taxes	1,979	1,353	626

Other operating expenses	20,026	10,498	9,528

Operating Income	$8,308	$4,086	$4,222

Statistical Data — Delmarva Peninsula
Heating degree-days (“HDD”):
Actual	428	470	(42)
10-year average (normal)	495	494	1

Estimated gross margin per HDD	$2,429	$1,937	$492

Per residential customer added:
Estimated gross margin	$375	$375	$—
Estimated other operating expenses	$105	$103	$2

Florida

HDD:
Actual	9	25	(16)
10-year average (normal)	23	32	(9)

Cooling degree-days:
Actual	1,043	953	90
10-year average (normal)	880	894	(14)

Residential Customer Information
Average number of customers (1):
Delmarva	47,431	46,756	675
Florida — Chesapeake	13,418	13,342	76

Total	60,849	60,098	751

(1)	Average number of residential customers for FPU are included in the discussions of FPU’s results on page 35.
Operating income for the regulated energy segment increased by approximately $4.2 million, or 103 percent, in the second quarter of 2010, compared to the same period in 2009, which was generated from a gross margin increase of $13.7 million offset partially by an increase in operating expenses of $9.5 million.

Gross Margin
Gross margin for our regulated energy segment increased by $13.7 million, or 94 percent, in the second quarter of 2010 compared to the same period in 2009.
The natural gas distribution operations for the Delmarva Peninsula generated an increase in gross margin of $235,000 in the second quarter of 2010 compared to the same period in 2009. The factors contributing to this increase were as follows:
•	The Delmarva natural gas distribution operations experienced growth in residential, commercial and industrial customers, which contributed $256,000 to the gross margin increase.
•
Non-weather-related customer consumption decreased during the second quarter of 2010, compared to the same period in 2009, resulting in a decrease of $63,000 in gross margin. This decrease in consumption is primarily by residential customers for our Delaware division. Residential heating rates for the Maryland division are normalized, and we typically do not experience an impact on gross margin from the weather and non-weather factors for our residential customers in Maryland.

•
The remaining gross margin change is attributable primarily to an increase in gross margin due to changes in rates and rate classifications, offset partially by a decrease in gross margin from warmer weather on the Delmarva Peninsula.

Our Florida natural gas distribution operation experienced an increase in gross margin of $8.9 million in the second quarter of 2010 compared to the same period in 2009. The factors contributing to this increase were as follows:
•
FPU’s natural gas distribution operation contributed $8.3 million in gross margin in the second quarter of 2010. FPU’s results in the second quarter of 2009 were not included in our consolidation. Gross margin from FPU’s natural gas distribution operation in the second quarter of 2010 was positively affected by a rate increase of approximately $8.0 million approved by the Florida PSC on December 15, 2009.

•
Chesapeake’s Florida division also experienced an increase in gross margin of $574,000 from a rate increase of approximately $2.5 million approved by the Florida PSC on December 15, 2009 (applicable to all meters read on or after January 14, 2010).

•
Partially offsetting the gross margin increase was a decrease of $68,000 due primarily to the loss of several large industrial customers served by Chesapeake’s Florida division as a result of plant closings in 2009.

The natural gas transmission operations achieved gross margin growth of $124,000 in the second quarter of 2010 compared to the same period in 2009. The factors contributing to this increase were as follows:
•
New transportation services implemented by ESNG in November 2009 as a result of the completion of its latest expansion program, provided for an additional 6,957 Mcfs per day and added $254,000 to gross margin during the second quarter. In addition, a new expansion project, which was completed in May 2010, provided an additional 1,120 Mcfs of service per day, adding $40,000 to gross margin during the second quarter. The new expansion project completed in May 2010 is expected to provide an annualized gross margin of $343,000.

•
New firm transportation service for an industrial customer for the period from November 2009 to October 2012 provided for an additional 2,705 Mcfs per day and added $76,000 to gross margin in the second quarter of 2010. During the second quarter of 2009, a temporary increase in service to the same customer added $106,000 to ESNG’s gross margin but this did not recur in 2010.

•
Offsetting the abovementioned increases to gross margin, ESNG received notices from two customers of their intentions not to renew their firm transportation service contracts. These contracts expired in November 2009 and April 2010, decreasing gross margin by $103,000 in the second quarter of 2010.

Our Florida electric distribution operation, which was acquired in the FPU merger, generated gross margin of $4.5 million in the second quarter of 2010.
Other Operating Expenses
Other operating expenses for the regulated energy segment increased by $9.5 million, or 91 percent, in the second quarter of 2010 compared to the same period in 2009. Other operating expenses of FPU’s regulated energy segment during the period were $9.6 million. The remaining difference in other operating expenses is due primarily to the decrease of $174,000 in allowance for doubtful accounts as a result of lower commodity prices and improved collections.

Other Developments
The following developments, which are not discussed above, may affect the future operating results of the regulated energy segment:
•
In the first half of 2010, we announced two agreements to provide natural gas service to industrial customers in southern Delaware. The anticipated annual margin from these services equates to approximately 1,575 average residential heating customers once the services begin in the fourth quarter of 2010 and early 2011. These services further extend our natural gas distribution and transmission infrastructures to serve other potential customers in the same area.

•
On April 8, 2010, we entered into a Precedent Agreement with TETLP to secure firm transportation service from TETLP in conjunction with its new expansion project. The Precedent Agreement provides that, upon satisfaction of certain conditions, the parties will execute two firm transportation service contracts, one for our Delaware division and one for our Maryland division, for 30,000 and 10,000 Dts/d, respectively, to be effective on the service commencement date of the project, currently projected to occur in November 2012. As a result of this new service, our Delaware and Maryland divisions will have access to new supplies of natural gas, providing increased reliability and diversity of supply. This will also provide them additional upstream transportation capacity, which is essential to meet their current customer demands and to plan for sustainable growth. In conjunction with this project, ESNG will build and operate an eight-mile mainline extension from TETLP’s pipeline to ESNG’s existing facility to provide transportation services for the Delaware and Maryland divisions at ESNG’s current tariff rate for service in that area. ESNG’s transmission service is expected to begin in 2011.

Unregulated Energy

For the Three Months Ended June 30,	2010	2009	Change
(in thousands)
Revenue	$24,615	$19,830	$4,785
Cost of sales	19,068	15,143	3,925

Gross margin	5,547	4,687	860

Operations & maintenance	5,331	3,963	1,368
Depreciation & amortization	718	517	201
Other taxes	289	205	84

Other operating expenses	6,338	4,685	1,653

Operating Income (Loss)	$(791)	$2	$(793)

Statistical Data — Delmarva Peninsula
Heating degree-days (“HDD”):
Actual	428	470	(42)
10-year average (normal)	495	494	1

Estimated gross margin per HDD	$3,083	$2,465	$618
Operating income for the unregulated energy segment decreased by approximately $793,000 in the second quarter of 2010, compared to the same period in 2009, which was attributable to an operating expense increase of $1.7 million, partially offset by a gross margin increase of $860,000.
Gross Margin
Gross margin for our unregulated energy segment increased by $860,000 or 18 percent, in the second quarter of 2010, compared to the same period in 2009.

Our Delmarva propane distribution operations experienced a decrease in gross margin of $712,000, in the second quarter compared to the same period in 2009. The factors contributing to this change are as follows:
•
A lower retail margin per gallon during the second quarter of 2010 compared to the same period in 2009 decreased gross margin by $290,000. Retail margins for the first half of 2009 benefited from the $939,000 loss recorded in late 2008 on a swap agreement for the 2008/2009 winter Pro-Cap (propane price cap) program. This loss lowered the propane inventory costs and, therefore, increased retail margins during the first half of 2009. Retail margins for the first half of 2010 returned to more normal levels.

•
Non-weather-related volumes sold in the second quarter of 2010 decreased by 709,000 gallons, or 15 percent, and provided for a decrease in gross margin of approximately $343,000. The decrease in non-weather-related volumes was primarily related to lower consumption and timing of propane deliveries based on propane prices and weather. Slightly offsetting the impact of conservation and timing of propane deliveries was the addition of 454 community gas system customers and 1,000 customers acquired in February 2010 as part of the purchase of the operating assets of a propane distributor serving Northampton and Accomack counties in Virginia, which contributed $35,000 and $26,000 to gross margin, respectively, in the second quarter.

•	A decrease in gross margin of $140,000 was attributable to warmer weather on the Delmarva Peninsula as the heating degree-days decreased by nine percent over the previous year’s second quarter.
Our Florida propane distribution operations experienced an increase in gross margin of $1.7 million in the second quarter of 2010 compared to the same period in 2009 due to inclusion of FPU’s propane distribution operations.
Xeron, our propane wholesale marketing operation, experienced a decrease in gross margin of $225,000 in the second quarter of 2010 compared to the same period in 2009 as a result of decreased trading activity. Lower trading volumes in the wholesale propane market have led to greater uncertainty, reducing Xeron’s trading activity. Xeron’s trading volumes decreased by 18 percent for the quarter compared to the prior year.
Our natural gas marketing operation experienced a decrease in gross margin of $89,000 in the second quarter of 2010 due primarily to decreased spot sales to one industrial customer on the Delmarva Peninsula. Spot sales are not predictable and, therefore, are not included in our long-term financial plans or forecasts.
Other Operating Expenses
Total other operating expenses for the unregulated energy segment increased by $1.7 million in the second quarter of 2010. Other operating expenses of FPU during the second quarter of 2010 were $1.8 million. Excluding FPU, total other operating expenses decreased by $117,000, due primarily to a decrease in bad debt expense for the natural gas marketing operations, as a result of expanded credit and collection initiatives, and a decrease in accruals for incentive compensation as a result of lower operating results.
Other

For the Three Months Ended June 30,	2010	2009	Change
(in thousands)
Revenue	$2,706	$2,135	$571
Cost of sales	1,316	1,039	277

Gross margin	1,390	1,096	294

Operations & maintenance	818	1,003	(185)
Transaction-related costs	92	1,090	(998)
Depreciation & amortization	73	76	(3)
Other taxes	163	159	4

Other operating expenses	1,146	2,328	(1,182)

Operating Income (Loss)	$244	$(1,232)	$1,476

Note:     Eliminations are entries required to eliminate activities between business segments from the consolidated results.

Operating income for the “Other” segment increased by approximately $1.5 million in the second quarter of 2010 compared to the same period in 2009. Increased operating income from our advanced information services operation of $470,000 and decreased merger-related transaction costs of $1.0 million contributed to this increase.
Gross margin
Period-over-period gross margin increased by $294,000 for our “Other” segment. During the second quarter, our advanced information services operation recognized higher consulting revenues as the result of a 20-percent increase in the number of billable hours. Our advanced information services operation also contributed to the increase in gross margin for the second quarter of 2010, compared to the same period in 2009, with an increase in revenue and gross margin from its professional database monitoring and support solution services.
Operating expenses
Other operating expenses decreased by $1.2 million in the second quarter of 2010 due primarily to the lower merger-related costs expensed in the second quarter of 2010, compared to the same period in 2009 and cost containment actions, including layoffs and compensation adjustments, implemented by our advanced information services operation in March, September and October 2009, that reduced costs to offset the decline in revenues.
Interest Expense
Our total interest expense for the second quarter of 2010 increased by approximately $732,000, or 47 percent, compared to the same period in 2009. The primary drivers of the increased interest expense are related to FPU, including:
•	An increase in long-term interest expense of $467,000 is related to interest on FPU’s first mortgage bonds.
•
Interest expense from a new term loan facility during the second quarter of 2010 was $162,000. Two series of the FPU bonds, 4.9 percent and 6.85 percent series, were redeemed by using this new short-term term loan facility at the end of January 2010.

•	Additional interest expense of $190,000 is related to interest on deposits from FPU’s customers.
Offsetting the increased interest expense from FPU was lower non-FPU-related interest expense from Chesapeake’s unsecured senior notes, as the principal balances decreased from scheduled payments, and absence of any additional short-term borrowings as a result of the timing of our capital expenditures and the increased cash flow generated from ordinary operating activities.
Income Taxes
We recorded an income tax expense of $2.1 million for the quarter ended June 30, 2010, compared to $489,000 for the quarter ended June 30, 2009. The increase in income tax expense primarily reflects the higher earnings for the period. The effective income tax rate for the second quarter of 2010 is 38.7 percent compared to an effective tax rate of 37.8 percent for the second quarter of 2009. Higher earnings for the period decreased the effect of tax-exempt items in the effective tax rate for the quarter.

Results of Operations for the Six Months Ended June 30, 2010
Overview and Highlights
Our net income for the six months ended June 30, 2010 was $17.3 million, or $1.82 per share (diluted). This represents an increase of $7.9 million, or $0.46 per share (diluted), compared to a net income of $9.4 million, or $1.36 per share (diluted), reported in the same period in 2009.

For the Six Months Ended June 30,	2010	2009	Change
(in thousands)
Operating Income (Loss)
Regulated Energy	$25,824	$13,583	$12,241
Unregulated Energy	6,969	6,594	375
Other	366	(1,355)	1,721

Operating Income	33,159	18,822	14,337

Other Income, net of expenses	103	45	58
Interest Charges	4,667	3,215	1,452
Income Taxes	11,281	6,253	5,028

Net Income	17,314	9,399	7,915

Earnings Per Share of Common Stock:
Basic	$1.83	$1.37	$0.46
Diluted	$1.82	$1.36	$0.46
Our results for the six months ended June 30, 2010 included approximately $11.7 million in operating income and $6.2 million in net income recorded by FPU, which included the effects of transferring propane distribution customers previously served by Chesapeake in Florida to FPU after the merger in an effort to integrate operations. Pursuant to the acquisition method of accounting, we consolidated FPU’s results into our consolidated results from October 28, 2009, which is the effective date of the merger. Therefore, our consolidated results for the six months ended June 30, 2009 did not include any results from FPU.

During the six months ended June 30, 2010 and 2009, we expensed approximately $111,000 ($67,000 net of tax) and $1.2 million ($722,000 net of tax), respectively, of merger-related transaction costs, which are included in the “Other” segment. Transaction-related costs expensed in the six months ended June 30, 2010 reflected our costs to integrate operations of Chesapeake and FPU, including certain termination benefits offered to employees, net of the portion we expect to recover through future rates when we complete the appropriate rate proceedings. Transaction-related costs expensed in the six months ended June 30, 2009 included our costs to consummate the merger.

	2010
	Chesapeake,
	excluding		Chesapeake
For the Six Months Ended June 30,	FPU	FPU	Total	2009
(in thousands)

Operating Income (Loss)
Regulated Energy	$15,905	$9,919	$25,824	$13,583
Unregulated Energy	5,158	1,811	6,969	6,594
Other	366	—	366	(1,355)

Operating Income	21,429	11,730	33,159	18,822

Other Income, net of expenses	11	92	103	45
Interest Charges	2,921	1,746	4,667	3,215
Income Taxes	7,432	3,849	11,281	6,253

Net Income	$11,087	$6,227	$17,314	$9,399

Excluding effect of transaction-related costs:
Net Income	$11,087	$6,227	$17,314	$9,399
Transaction-related costs	111	—	111	1,204
Income tax impact	(44)	—	(44)	(482)

Net Income, excluding transaction-related costs	$11,154	$6,227	$17,381	$10,121

Key Factors Affecting Our Businesses
The following is a summary of key factors affecting our businesses and their impacts on our results in the six months ended June 30, 2010. More detailed analysis is provided in the following section of our results by segment.
Merger. FPU contributed $11.7 million in operating income to our consolidated results in the six months ended June 30, 2010. FPU’s operating results by business for the six months ended June 30, 2010 are presented below.

	Regulated Energy		Unregulated Energy
For the Six Months Ended June 30, 2010	Natural Gas	Electric	Propane	Other	Total
(in thousands)
Revenue	$36,628	$46,161	$10,065	$1,184	$94,038
Cost of fuel	16,454	37,070	4,845	707	59,076

Gross margin	20,174	9,091	5,220	477	34,962

Other operating expenses	12,503	6,843	3,665	221	23,232

Operating Income	$7,671	$2,248	$1,555	$256	$11,730

Average number of residential customers	47,090	23,558	12,742	—	83,390

During the six months ended June 30, 2010, we incurred $278,000 to integrate certain operations of Chesapeake and FPU, principally combining customer service and billing functions in Florida, of which $111,000 was expensed. In June 2010, we appointed Jeff Householder as the president of FPU to bring his extensive knowledge and experience of the Florida energy market to FPU. Also during the first half of 2010, we completed the integration of propane distribution operations in Florida by transferring to FPU all of the customers previously served by Chesapeake in Florida to FPU, a process which began in late 2009 after the merger.
Weather. Temperatures on the Delmarva Peninsula during the six months ended June 30, 2010 were two-percent colder than the same period in 2009 and five-percent colder than normal (10-year average) for the period. The colder weather on the Delmarva Peninsula increased gross margin by approximately $311,000 in the six months ended June 30, 2010 compared to the same period in 2009. As our residential rates in Maryland are normalized for weather, our residential margin in Maryland is not affected by the weather. Temperatures in Florida during the six months ended June 30, 2010 were 56-percent colder than the same period in 2009 and 60-percent colder than normal (10-year average) based on the heating-degree-days, which benefited our Florida operations.
Growth. The average number of Delmarva natural gas residential customers increased by two percent in the six months ended June 30, 2010, compared to the same period in 2009. This growth and an increase in commercial and industrial customers contributed approximately $699,000 in period-over-period additional gross margin. Although not affecting the results in the first half of 2010, we entered into agreements in 2010 to provide natural gas service to two industrial customers in southern Delaware, which will add annual margin equivalent to 1,575 average residential heating customers once the services begin in the fourth quarter of 2010 and early 2011. New transportation services and new expansion facilities placed in service during 2009 and 2010 by our natural gas transmission subsidiary, ESNG, contributed an additional gross margin of $776,000 in the six months ended June 30, 2010 compared to the same period in 2009. Chesapeake’s Florida natural gas distribution division experienced a period-over-period net customer decrease, primarily from the loss of several large industrial customers as a result of plant closings in 2009, which decreased gross margin by $43,000.
Rates and Regulatory Matters. In December 2009, the Florida PSC approved a rate increase of approximately $2.5 million, applicable to all meters read on or after January 14, 2010, for Chesapeake’s Florida natural gas distribution division. The rate increase contributed an additional gross margin of $1.2 million in the six months ended June 30, 2010 compared to the same period in 2009. The operating results of FPU’s natural gas distribution operation for the first half of 2010 also reflect an increase of $3.8 million in gross margin from its rate increase of approximately $8.0 million approved by the Florida PSC in 2009.
Propane Prices. During the first half of 2009, our Delmarva propane distribution operation experienced higher retail margins benefited from the $939,000 loss recorded in late 2008 on a swap agreement for the 2008/2009 winter Pro-Cap (propane price cap) program. This loss lowered the propane inventory costs and, therefore, increased retail margins during the first half of 2009. During the first half of 2010, the retail margins returned to more normal levels, and it resulted in a lower retail margin per gallon, which decreased gross margin of the Delmarva propane distribution operation by $872,000. Our propane wholesale marketing subsidiary, Xeron, increased its gross margin by $179,000, primarily from opportunities generated by increased price fluctuations in early 2010.
Natural Gas Spot Sale Opportunities. During the first six months of 2009, our unregulated natural gas marketing subsidiary, PESCO, benefited from increased spot sales on the Delmarva Peninsula. Although PESCO continued to identify spot sale opportunities on the Delmarva Peninsula during the six months ended June 30, 2010, the decreased spot sales, largely due to reduced sales to one industrial customer, resulted in a decrease in gross margin of $688,000 in the six months ended June 30, 2010 compared to the same period in 2009. Spot sales are not predictable, and, therefore, are not included in our long-term financial plans or forecasts.
Advanced Information Services. Our advanced information services subsidiary, BravePoint, generated $265,000 in operating income in the first six months of 2010, compared to an operating loss of $345,000 reported in the same period of 2009. Increased billable consulting hours in 2010 and cost containment actions implemented throughout 2009 contributed to the increased period-over-period operating results.

Other Operating Expenses. Our other operating expenses, excluding FPU’s expenses, decreased by $427,000 in the six months ended June 30, 2010 compared to the same period in 2009. Lower expenses related to collection and allowance for doubtful accounts receivable and cost containment actions implemented throughout 2009 for the advanced information services operation more than fully offset the increases in other operating expenses related to increased compensation and increased costs associated with increased capital investments.
Regulated Energy

For the Six Months Ended June 30,	2010	2009	Change
(in thousands)
Revenue	$144,367	$71,050	$73,317
Cost of sales	78,174	36,798	41,376

Gross margin	66,193	34,252	31,941

Operations & maintenance	27,331	14,275	13,056
Depreciation & amortization	8,751	3,612	5,139
Other taxes	4,287	2,782	1,505

Other operating expenses	40,369	20,669	19,700

Operating Income	$25,824	$13,583	$12,241

Statistical Data — Delmarva Peninsula
Heating degree-days (“HDD”):
Actual	2,971	2,923	48
10-year average (normal)	2,831	2,800	31

Estimated gross margin per HDD	$2,429	$1,937	$492

Per residential customer added:
Estimated gross margin	$375	$375	$—
Estimated other operating expenses	$105	$103	$2

Florida
HDD:
Actual	941	604	337
10-year average (normal)	587	546	41

Cooling degree-days:
Actual	1,045	1,009	36
10-year average (normal)	952	961	(9)

Residential Customer Information
Average number of customers (1):
Delmarva	47,808	47,068	740
Florida — Chesapeake	13,441	13,407	34

Total	61,249	60,475	774

(1)	Average number of residential customers for FPU are included in the discussions of FPU’s results on page 43.
Operating income for the regulated energy segment increased by approximately $12.2 million, or 90 percent, in the first six months of 2010, compared to the same period in 2009, which was generated from a gross margin increase of $31.9 million, offset partially by an operating expense increase of $19.7 million.

Gross Margin
Gross margin for our regulated energy segment increased by $31.9 million, or 93 percent in the first half of 2010 compared to the same period in 2009.
The natural gas distribution operations for the Delmarva Peninsula generated an increase in gross margin of $636,000 during the period. The factors contributing to this increase are as follows:
•
The Delmarva natural gas distribution operations experienced growth in residential, commercial and industrial customers, which contributed $699,000 to the gross margin increase. Residential, commercial and industrial growth by our Delaware division contributed $360,000, $119,000 and $114,000, respectively, to the gross margin increase, and $106,000 was contributed to our gross margin increase by the customer growth in Maryland. We experienced a two-percent increase in average residential customers by the Delmarva natural gas distribution operation since the first half of 2009.

•
Colder weather on the Delmarva Peninsula generated an additional $311,000 to the gross margin as heating degree-days increased by two percent for the first six months of 2010 compared to the same period in 2009. Residential heating rates for our Maryland division are weather-normalized, and we typically do not experience an impact on gross margin from the weather for our residential customers in Maryland.

•
In addition, a decrease of $298,000 in gross margin was attributable to the decline in non-weather-related customer consumption. The decrease in consumption is primarily by residential customers of our Delaware Division.

•
Changes in negotiated rates for a commercial customer in Delaware and an industrial customer in Maryland contributed an increase in gross margin of $137,000 for the first six months of 2010. These increases were offset by a change in rate classifications for certain residential customers in Delaware, which decreased gross margin by $204,000 during the period.

Our Florida natural gas distribution operation experienced an increase in gross margin of $21.7 million for the first six months of 2010 compared to the same period in 2009. The factors contributing to this increase are as follows:
•
FPU’s natural gas distribution operation contributed $20.2 million in gross margin in the six months ended June 30, 2010. FPU’s results in the six months ended June 30, 2009 were not included in our consolidation. Gross margin from FPU’s natural gas distribution operation in the second quarter of 2010 was positively affected by a rate increase of approximately $8.0 million approved by the Florida PSC on December 15, 2009 and colder temperatures during the first quarter of 2010.

•
Chesapeake’s Florida division also experienced an increase in gross margin of $1.2 million from a rate increase of approximately $2.5 million approved by the Florida PSC on December 15, 2009 (applicable to all meters read on or after January 14, 2010).

•
During the first six months of 2010, Chesapeake’s Florida division experienced an increase in customer consumption, which was heavily affected by the colder temperatures in Florida during the first quarter of 2010. We estimate that the colder temperatures contributed an additional $246,000 to gross margin in the first six months of 2010 compared to the same period in 2009.

Our Florida electric distribution operation, which was acquired in the FPU merger, generated gross margin of $9.1 million in the six months ended June 30, 2010.
The natural gas transmission operations achieved gross margin growth of $562,000 during the first six months of 2010 compared to the same period in 2009. The factors contributing to this increase are as follows:
•
New transportation services, implemented by ESNG in November 2009 as a result of the completion of its latest expansion program, provided for an additional 6,957 Mcfs per day and added $508,000 to gross margin during the first six months in 2010. In addition, a new expansion project, which was completed in May 2010, provided for an additional 1,120 Mcfs of service per day, adding $40,000 to gross margin during the six months ended June 30, 2010. The new expansion project completed in May 2010 is expected to provide an annualized gross margin of $343,000.

•
New firm transportation service for an industrial customer for the period from November 2009 to October 2012 provided for an additional 9,662 Mcfs per day for the period January 1, 2010 through February 5, 2010, and an additional 2,705 Mcfs per day for the period February 6, 2010 through June 30, 2010. These new services added $228,000 to gross margin for the first six months of 2010. During the second quarter of 2009, the same customer temporarily increased the service, which increased ESNG’s gross margin by $107,000. This temporary increase in service did not recur in 2010.

•
Offsetting the abovementioned increases to gross margin, ESNG received notices from two customers of their intentions not to renew their firm transportation service contracts. These contracts expired in November 2009 and April 2010, decreasing gross margin by $186,000 for the first six months of 2010. A change in certain customer rates offset these decreases.

Other Operating Expenses
Other operating expenses for the regulated energy segment increased by $19.7 million, or 95 percent, in the first six months of 2010 compared to the same period in 2009, $19.3 million of which was related to other operating expenses of FPU’s regulated energy segment during the period.
Other Developments
The following developments, which are not discussed above, may affect the future operating results of the regulated energy segment:
•
In the first half of 2010, we announced two agreements to provide natural gas service to industrial customers in southern Delaware. The anticipated annual margin from these services equate to approximately 1,575 average residential heating customers once the services begin in the fourth quarter of 2010 and early 2011. These services further extend our natural gas distribution and transmission infrastructures to serve other potential customers in the same area.

•
On April 8, 2010, we entered into a Precedent Agreement with TETLP to secure firm transportation service from TETLP in conjunction with its new expansion project. The Precedent Agreement provides that, upon satisfaction of certain conditions, the parties will execute two firm transportation service contracts, one for our Delaware division and one for our Maryland division, for 30,000 and 10,000 Dts/d, respectively, to be effective on the service commencement date of the project, currently projected to occur in November 2012. As a result of this new service, our Delaware and Maryland divisions will have access to new supplies of natural gas, providing increased reliability and diversity of supply. This will also provide them additional upstream transportation capacity, which is essential to meet their current customer demands and to plan for sustainable growth. In conjunction with this project, ESNG will build and operate an eight-mile mainline extension from TETLP’s pipeline to ESNG’s existing facility to provide transportation services for the Delaware and Maryland divisions at ESNG’s current tariff rate for service in that area. ESNG’s transmission service is expected to begin in 2011.

Unregulated Energy

For the Six Months Ended June 30,	2010	2009	Change
(in thousands)
Revenue	$83,885	$69,225	$14,660
Cost of sales	63,027	52,232	10,795

Gross margin	20,858	16,993	3,865

Operations & maintenance	11,356	8,868	2,488
Depreciation & amortization	1,765	1,031	734
Other taxes	768	500	268

Other operating expenses	13,889	10,399	3,490

Operating Income	$6,969	$6,594	$375

Statistical Data — Delmarva Peninsula
Heating degree-days (“HDD”):
Actual	2,971	2,923	48
10-year average (normal)	2,831	2,800	31

Estimated gross margin per HDD	$3,083	$2,465	$618
Gross Margin
Gross margin for our unregulated energy segment increased by $3.9 million, or 23 percent, in the first six months of 2010, compared to the same period in 2009. FPU’s unregulated energy operation, which is primarily its propane distribution operation, contributed $5.7 million, which included approximately $800,000 generated from customers previously served by Chesapeake and now served by FPU following the integration of our Florida propane distribution operations.
Our Delmarva propane distribution operation experienced a decrease in gross margin of $564,000, as a result of the following factors:
•
A lower margin per gallon during the first six months of 2010 compared to the same period in 2009 decreased gross margin by $872,000. Retail margins for the first half of 2009 benefited from the $939,000 loss recorded in late 2008 on a swap agreement for the 2008/2009 winter Pro-Cap (propane price cap) program. This loss lowered the propane inventory costs and, therefore, increased retail margins during the first half of 2009. Retail margins for the first half of 2010 returned to more normal levels.

•
The addition of 422 community gas system customers and 1,000 customers acquired in February 2010 as part of the purchase of the operating assets of a propane distributor serving Northampton and Accomack Counties in Virginia contributed $125,000 and $114,000, respectively, to gross margin during the first half of 2010.

•
The remaining change was primarily related to an increase in other fees of $128,000, as a result of continued growth and successful implementation of various customer loyalty programs, offset partially by the net impact of the colder weather and decline in non-weather-related volumes.

Our Florida propane distribution operations experienced an increase in gross margin of $4.9 million due to inclusion of FPU’s propane distribution operations.
Xeron, our propane wholesale marketing operation, experienced an increase in gross margin of $179,000 during the first six months of 2010 compared to the same period in 2009. Xeron benefited from increased propane price fluctuations in early 2010.
During the first six months of 2009, our unregulated natural gas marketing subsidiary, PESCO, benefited from increased spot sales on the Delmarva Peninsula. Although PESCO continued to identify spot sale opportunities on the Delmarva Peninsula during the first six months of 2010, the decreased spot sales, due primarily to one industrial customer, resulted in a decrease in gross margin of $688,000 in the first six months of 2010 compared to the same period in 2009. Spot sales are not predictable and, therefore, are not included in our long-term financial plans or forecasts.

Other Operating Expenses
Total other operating expenses for the unregulated energy segment increased by $3.5 million for the six months ended June 30, 2010 compared to the same period in 2009. Other operating expenses of FPU during the first six months of 2010 were $3.9 million. Excluding FPU, total other operating expenses decreased due to a decrease in bad debt expense for the natural gas marketing operations, as a result of expanded credit and collection initiatives, and in lower accruals for incentive compensation
Other

For the Six Months Ended June 30,	2010	2009	Change
(in thousands)
Revenue	$5,069	$5,038	$31
Cost of sales	2,448	2,659	(211)

Gross margin	2,621	2,379	242

Operations & maintenance	1,657	2,009	(352)
Transaction-related costs	111	1,204	(1,093)
Depreciation & amortization	145	154	(9)
Other taxes	342	367	(25)

Other operating expenses	2,255	3,734	(1,479)

Operating Income (Loss)	$366	$(1,355)	$1,721

Note: Eliminations are entries required to eliminate activities between business segments from the consolidated results.
Operating income for the “Other” segment increased by approximately $1.7 million in the first six months of 2010 compared to the same period in 2009. Increased operating income from our advanced information services operation of $610,000 and decreased merger-related transaction costs of $1.1 million contributed to this increase.
Gross margin
The period-over-period increase in gross margin of $242,000 for our “Other” segment was contributed by our advanced information services operation’s increase in revenue and gross margin from its professional database monitoring and support solution services and higher consulting revenues as a result of a nine-percent increase in the number of billable consulting hours for the first six months of 2010 compared to the same period in 2009.
Operating expenses
Other operating expenses decreased by $1.5 million in the first six months of 2010 compared to the same period in 2009. The decrease in operating expenses was attributable primarily to the lower merger-related costs expensed in the first half of 2010 compared to the same period in 2009 and the cost containment actions, including layoffs and compensation adjustments, implemented by the advanced information services operation in March, September and October 2009.

Interest Expense
Our total interest expense increased by approximately $1.5 million or 45 percent, during the first six months of 2010, compared to the same period in 2009. The primary drivers of the increased interest expense are related to FPU, including:
•	An increase in long-term interest expense of $1.1 million is related to interest on FPU’s first mortgage bonds.
•
Interest expense from a new term loan credit facility during the first six months of 2010 was $216,000. Two series of the FPU bonds, 4.9 percent and 6.85 percent series, were redeemed by using this new short-term term loan facility at the end of January 2010.

•	Additional interest expense of $370,000 is related to interest on deposits from FPU’s customers.
Offsetting the increased interest expense from FPU was lower non-FPU-related interest expense from Chesapeake’s unsecured senior notes, as the principal balances decreased from scheduled payments, the absence of any additional short-term borrowings as a result of the timing of our capital expenditures and the increased cash flow generated from ordinary operating activities.
Income Taxes
We recorded an income tax expense of $11.3 million for the first six months of 2010, compared to $6.3 million for the same period in 2009. The increase in income tax expense primarily reflects the higher earnings for the period. The effective income tax rate for the six months ended June 30, 2010 is 39.5 percent compared to an effective tax rate of 40.0 percent for the same period in 2009. The decreased effective income tax rate resulted from a greater portion of our consolidated pre-tax income having been generated from entities in states with lower income tax rates, largely as a result of our expansion in Florida operations through the merger with FPU.
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
During the first six months of 2010, net cash provided by operating activities was $57.7 million, cash used in investing activities was $15.0 million, and cash used in financing activities was $36.3 million.
During the first six months of 2009, net cash provided by operating activities was $46.8 million, cash used in investing activities was $12.0 million, and cash used in financing activities was $34.8 million.
As of June 30, 2010, we had four unsecured bank lines of credit with two financial institutions, for a total of $100.0 million, two of which totaling $60.0 million are available under committed lines of credit. None of the unsecured bank lines of credit requires compensating balances. These bank lines are available to provide funds for our short-term cash needs to meet seasonal working capital requirements and to fund temporarily portions of the capital expenditure program. We are currently authorized by our Board of Directors to borrow up to $85.0 million of short-term debt, as required, from these short-term lines of credit. Advances offered under the uncommitted lines of credit are subject to the discretion of the banks. In addition to the four unsecured bank lines of credit, we entered into a new credit facility for $29.1 million with one of the financial institutions in March 2010. We borrowed $29.1 million under this new credit facility for a term of nine months to finance the early redemption of two series of FPU’s secured first mortgage bonds. The outstanding balance of short-term borrowing at June 30, 2010 and December 31, 2009, was $29.1 and $30.0 million, respectively.

On June 29, 2010, we entered into an agreement with one lender to issue up to $36 million in uncollateralized senior notes. We expect to use $29 million of the uncollateralized senior notes to permanently finance the redemption of the FPU bonds. The terms of the agreement require us to issue $29 million of the $36 million in uncollateralized senior notes committed by the lender on or before July 9, 2012, with a 15-year term at a rate ranging from 5.28 percent to 6.13 percent based on the timing of the issuance. The remaining $7 million will be issued prior to May 3, 2013 at a rate ranging from 5.28 percent to 6.43 percent based on the timing of the issuance.
We have originally budgeted $53.9 million for capital expenditures during 2010. As a result of continued growth, expansion opportunities and timing of capital projects, we increased our capital spending projection for 2010 to $60.9 million. This amount includes $55.5 million for the regulated energy segment, $2.7 million for the unregulated energy segment and $2.7 million for the “Other” segment. The amount for the regulated energy segment includes estimated capital expenditures for the following: natural gas distribution operation ($23.7 million), natural gas transmission operation ($28.4 million) and electric distribution operation ($3.4 million) for expansion and improvement of facilities. The amount for the unregulated energy segment includes estimated capital expenditures for the propane distribution operations for customer growth and replacement of equipment. The amount for the “Other” segment includes an estimated capital expenditure of $762,000 for the advanced information services operation, with the remaining balance for other general plant, computer software and hardware. We expect to fund the 2010 capital expenditures program from short-term borrowing, cash provided by operating activities, and other sources. The capital expenditures program is subject to continuous review and modification. Actual capital requirements may vary from the above estimates due to a number of factors, including changing economic conditions, customer growth in existing areas, regulation, new growth or acquisition opportunities and availability of capital.
Capital Structure
The following presents our capitalization, excluding short-term borrowing, as of June 30, 2010 and December 31, 2009:

	June 30,		December 31,
(in thousands)	2010		2009
Long-term debt, net of current maturities	$97,558	30%	$98,814	32%
Stockholders’ equity	222,686	70%	209,781	68%

Total capitalization, excluding short-term debt	$320,244	100%	$308,595	100%

At June 30, 2010, common equity represented 70 percent of total capitalization, excluding short-term borrowing, compared to 68 percent at December 31, 2009. If short-term borrowing and the current portion of long-term debt were included in total capitalization, the equity component of our capitalization would have been 62 percent at June 30, 2010, compared to 56 percent at December 31, 2009.
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

Cash Flows Provided By Operating Activities
Cash flows provided by operating activities were as follows:

For the Six Months Ended June 30,	2010	2009
(in thousands)
Net Income	$17,314	$9,399
Non-cash adjustments to net income	15,900	11,466
Changes in assets and liabilities	24,494	25,955

Net cash provided by operating activities	$57,708	$46,820

During the six months ended June 30, 2010 and 2009, net cash flow provided by operating activities was $57.7 million and $46.8 million, respectively, a period-over-period increase of $10.9 million. The increase in cash flow provided by operating activities was due primarily to the following:
•	Net income increased by $7.9 million due to consolidation of FPU and lower merger-related costs.
•	Non-cash adjustments increased by $4.4 million, due primarily to higher depreciation and amortization as a result of the FPU merger and changes in unrealized gains/losses on commodity contracts.
•	Net cash flows from income taxes receivable decreased by $3.9 million due to large tax refunds received during the first half of 2009.
•	Net cash flows from the changes in regulatory assets/liabilities decreased by approximately $1.3 million, primarily as a result of lower over-collection of fuel costs from rate-payers.
•	Net cash flows from changes in inventory decreased by approximately $1.6 million due primarily to increased propane commodity costs.
•
Partially offsetting these decreases were increased net cash flows from customer deposits and refunds by approximately $2.9 million primarily from a large deposit, which we required from a new industrial customer for our Delmarva natural gas distribution operations.

Cash Flows Used in Investing Activities
Net cash flows used in investing activities totaled $15.0 million and $12.0 million during the six months ended June 30, 2010 and 2009, respectively. Cash utilized for capital expenditures was $14.3 million and $12.0 million for the first six months of 2010 and 2009, respectively. Additions to property, plant and equipment in the first six months of 2010 included $3.5 million of FPU’s capital expenditures. We also paid $310,000 of the $600,000 in total consideration for the purchase of certain propane assets from a propane distributor during the first six months of 2010.
Cash Flows Used by Financing Activities
Cash flows used in financing activities totaled $36.3 million and $34.8 million for the first six months of 2010 and 2009, respectively. Significant financing activities reflected in the change in cash flows used by financing activities are as follows:
•
During the first six months of 2010, we repaid approximately $30.0 million of our short-term borrowings related to working capital, compared to net repayments of $31.0 million in the first six months of 2009, as we generated higher amounts of cash from operating activities.

•
In January 2010, we borrowed $29.1 million from our short-term credit facilities to redeem two series of FPU’s secured first mortgage bonds prior to their respective maturities. We paid $28.9 million, including fees and penalties, related to the redemption.

•
We paid $5.4 million and $3.8 million in cash dividends for the six months ended June 30, 2010 and 2009, respectively. Dividends paid in the first six months of 2010 increased as a result of growth in the annualized dividend rate and in the number of shares outstanding.

Off-Balance Sheet Arrangements
We have issued corporate guarantees to certain vendors of our subsidiaries, primarily the propane wholesale marketing subsidiary and the natural gas marketing subsidiary. These corporate guarantees provide for the payment of propane and natural gas purchases in the event of the respective subsidiary’s default. None of these subsidiaries have ever defaulted on its obligations to pay its suppliers. The liabilities for these purchases are recorded in our financial statements when incurred. The aggregate amount guaranteed at June 30, 2010 was $22.5 million, with the guarantees expiring on various dates in 2011.
In addition to the corporate guarantees, we have issued a letter of credit to our primary insurance company for $725,000, which expires on August 31, 2010. The letter of credit is provided as security to satisfy the deductibles under our various insurance policies. There have been no draws on this letter of credit as of June 30, 2010, and we do not anticipate that this letter of credit will be drawn upon by the counterparty in the future.
We provided a letter of credit for $526,000 under the Precedent Agreement with TETLP. The letter of credit is expected to increase quarterly as TETLP’s pre-service costs increases. The letter of credit will not exceed more than the three-month reservation charge under the firm transportation service contracts, which we currently estimate to be $2.1 million.
Contractual Obligations
There have not been any material changes in the contractual obligations presented in our 2009 Annual Report on Form 10-K, except for commodity purchase obligations and forward contracts entered into in the ordinary course of our business. The following table summarizes the commodity and forward contract obligations at June 30, 2010.

			3 - 5	More than
Purchase Obligations	Less than 1 year	1 - 3 years	years	5 years	Total
(in thousands)
Commodities (1) (3)	$36,558	$134	$—	$—	$36,692
Propane (2)	23,236	—	—	—	23,236

Total Purchase Obligations	$59,794	$134	$—	$—	$59,928

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

(2)
We have also entered into forward sale contracts in the aggregate amount of $11.7 million. See Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk,” below, for further information.

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
Other Matters
Rates and Regulatory Matters
Our natural gas distribution operations in Delaware, Maryland and Florida and electric distribution operation in Florida are subject to regulation by their respective PSC; ESNG is subject to regulation by the FERC; and Peninsula Pipeline Company, Inc. (“PIPECO”) is subject to regulation by the Florida PSC. At June 30, 2010, we were involved in rate filings and/or regulatory matters in each of the jurisdictions in which we operate. Each of these rates or regulatory matters is fully described in Note 4, “Commitments and Contingencies,” to these unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Competition
Our natural gas and electric distribution operations and our natural gas transmission operation compete with other forms of energy including natural gas, electricity, oil and propane. The principal competitive factors are price and, to a lesser extent, accessibility. Our natural gas distribution operations have several large-volume industrial customers that are able to use fuel oil as an alternative to natural gas. When oil prices decline, these interruptible customers may convert to oil to satisfy their fuel requirements, and our interruptible sales volumes may decline. Oil prices, as well as the prices of other fuels, fluctuate for a variety of reasons; therefore, future competitive conditions are not predictable. To address this uncertainty, we use flexible pricing arrangements on both the supply and sales sides of this business to compete with alternative fuel price fluctuations. As a result of the natural gas transmission operation’s conversion to open access and Chesapeake’s Florida natural gas distribution division’s restructuring of its services, these businesses have shifted from providing bundled transportation and sales service to providing only transmission and contract storage services. Our electric distribution operation currently does not face substantial competition as the electric utility industry in Florida has not been deregulated. In addition, natural gas is the only viable alternative fuel to electricity in our electric service territories and is available only in a small area.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the potential loss arising from adverse changes in market rates and prices. Long-term debt is subject to potential losses based on changes in interest rates. Our long-term debt consists of fixed-rate senior notes, secured debt and convertible debentures. All of our long-term debt is fixed-rate debt and was not entered into for trading purposes. The carrying value of long-term debt, including current maturities, was $105.7 million at June 30, 2010, as compared to a fair value of $121.3 million, based on a discounted cash flow methodology that incorporates a market interest rate that is based on published corporate borrowing rates for debt instruments with similar terms and average maturities with adjustments for duration, optionality, credit risk, and risk profile. We evaluate whether to refinance existing debt or permanently refinance existing short-term borrowing, based in part on the fluctuation in interest rates.
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

The forward and futures contracts are entered into for trading and wholesale marketing purposes. The propane wholesale marketing business is subject to commodity price risk on its open positions to the extent that market prices for natural gas liquids deviate from fixed contract settlement prices. Market risk associated with the trading of futures and forward contracts is monitored daily for compliance with our Risk Management Policy, which includes volumetric limits for open positions. To manage exposures to changing market prices, open positions are marked up or down to market prices and reviewed daily by our oversight officials. In addition, the Risk Management Committee reviews periodic reports on markets and the credit risk of counter-parties, approves any exceptions to the Risk Management Policy (within limits established by the Board of Directors) and authorizes the use of any new types of contracts. Quantitative information on forward and futures contracts at June 30, 2010 is presented in the following tables.

	Quantity in	Estimated Market	Weighted Average
At June 30, 2010	Gallons	Prices	Contract Prices
Forward Contracts
Sale	10,962,000	$0.9750 — $1.19125	$1.0676
Purchase	10,710,000	$0.9750 — $1.18250	$1.0510
Estimated market prices and weighted average contract prices are in dollars per gallon.
All contracts expire by the end of the first quarter of 2011.
At June 30, 2010 and December 31, 2009, we marked these forward contracts to market, using market transactions in either the listed or OTC markets, which resulted in the following assets and liabilities:

	June 30,	December 31,
(in thousands)	2010	2009

Mark-to-market energy assets	$814	$2,379

Mark-to-market energy liabilities	$574	$2,514
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and Chief Financial Officer of the Company, with the participation of other Company officials, have evaluated our “disclosure controls and procedures” (as such term is defined under Rules 13a-15(e) and 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2010. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2010, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and in Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC in connection with evaluating the Company, our business and the forward-looking statements contained in this Report. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may affect the Company. The occurrence of any of these known or unknown risks could have a material adverse impact on our business, financial condition, and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total		Total Number of Shares	Maximum Number of
	Number of	Average	Purchased as Part of	Shares That May Yet Be
	Shares	Price Paid	Publicly Announced Plans	Purchased Under the Plans
Period	Purchased	per Share	or Programs (2)	or Programs (2)
April 1, 2010 through April 30, 2010 (1)	301	$30.06	—	—
May 1, 2010 through May 31, 2010	—	$—	—	—
June 1, 2010 through June 30, 2010	—	$—	—	—

Total	301	$30.06	—	—

(1)
Chesapeake purchased shares of stock on the open market for the purpose of reinvesting the dividend on deferred stock units held in the Rabbi Trust accounts for certain Directors and Senior Executives under the Deferred Compensation Plan. The Deferred Compensation Plan is discussed in detail in Item 8 under the heading “Notes to the Consolidated Financial Statements — Note M, Employee Benefit Plans” of our Form 10-K filed with the Securities and Exchange Commission on March 8, 2010. During the quarter, 301 shares were purchased through the reinvestment of dividends on deferred stock units.

(2)	Except for the purposes described in Footnote (1), Chesapeake has no publicly announced plans or programs to repurchase its shares.
Item 3. Defaults upon Senior Securities
None.

Item 5. Other Information
None.
Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation

31.1	Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated August 5, 2010.

31.2	Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated August 5, 2010.

32.1	Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350, dated August 5, 2010.

32.2	Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350, dated August 5, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Chesapeake Utilities Corporation

/s/ Beth W. Cooper Beth W. Cooper Senior Vice President and Chief Financial Officer
Date: August 5, 2010