Form 10-K
period 2010-12-31
CHESAPEAKE UTILITIES CORP
filed 2011-03-08
CIK 19745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2010
Commission File Number: 001-11590

Chesapeake Utilities Corporation
(Exact name of registrant as specified in its charter)

State of Delaware	51-0064146
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
909 Silver Lake Boulevard, Dover, Delaware 19904
(Address of principal executive offices, including zip code)
302-734-6799
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock — par value per share $0.4867	New York Stock Exchange, Inc.

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐. No ☑.
The aggregate market value of the common shares held by non-affiliates of Chesapeake Utilities Corporation as of June 30, 2010, the last business day of its most recently completed second fiscal quarter, based on the last trade price on that date, as reported by the New York Stock Exchange, was approximately $297.6 million.
As of February 28, 2011, 9,529,333 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference in Part II and Part III.

Chesapeake Utilities Corporation
Form 10-K
YEAR ENDED DECEMBER 31, 2010

Page
Part I	1

Item 1. Business	2

Item 1A. Risk Factors	13

Item 1B. Unresolved Staff Comments	22

Item 2. Properties	22

Item 3. Legal Proceedings	23

Item 4. Removed and Reserved	23

Item 4A. Executive Officers of the Registrant	23

Part II	24

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	24

Item 6. Selected Financial Data	27

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	60

Item 8. Financial Statements and Supplementary Data	60

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	114

Item 9A. Controls and Procedures	114

Item 9B. Other Information	116

Part III	116

Item 10. Directors, Executive Officers of the Registrant and Corporate Governanace	116

Item 11. Executive Compensation	116

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	116

Item 13. Certain Relationships and Related Transactions, and Director Independence	117

Item 14. Principal Accounting Fees and Services	117

Part IV	118

Item 15. Exhibits, Financial Statement Schedules	118

Signatures	124

Exhibit 4.9
Exhibit 10.6
Exhibit 10.8
Exhibit 10.13
Exhibit 10.28
Exhibit 10.30
Exhibit 10.41
Exhibit 10.43
Exhibit 12
Exhibit 14.1
Exhibit 14.2
Exhibit 21
Exhibit 23.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

GLOSSARY OF KEY TERMS
Frequently used abbreviations, acronyms, or terms used in this report:
Subsidiaries of Chesapeake Utilities Corporation

BravePoint	BravePoint®, Inc., a wholly-owned subsidiary of Chesapeake Services Company, which is a wholly-owned subsidiary of Chesapeake
Chesapeake	The Registrant, the Registrant and its subsidiaries, or the Registrant’s subsidiaries, as appropriate in the context of the disclosure
Company	The Registrant, the Registrant and its subsidiaries or the Registrant’s subsidiaries, as appropriate in the context of the disclosure
ESNG	Eastern Shore Natural Gas Company, a wholly-owned subsidiary of Chesapeake
FPU	Florida Public Utilities Company, a wholly-owned subsidiary of Chesapeake, effective October 28, 2009
PESCO	Peninsula Energy Services Company, Inc., a wholly-owned subsidiary of Chesapeake
PIPECO	Peninsula Pipeline Company, Inc., a wholly-owned subsidiary of Chesapeake
Sharp	Sharp Energy, Inc., a wholly-owned subsidiary of Chesapeake’s and Sharp’s subsidiary, Sharpgas, Inc.
Xeron	Xeron, Inc., a wholly-owned subsidiary of Chesapeake
Regulatory Agencies

Delaware PSC	Delaware Public Service Commission
DOT	United States Department of Transportation
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FDEP	Florida Department of Environmental Protection
Florida PSC	Florida Public Service Commission
IASB	International Accounting Standards Board
IRS	Internal Revenue Service
Maryland PSC	Maryland Public Service Commission
MDE	Maryland Department of the Environment
PSC	Public Service Commission
SEC	Securities and Exchange Commission
Accounting Standards Related

ASC	FASB Accounting Standards Codification TM
ASU	FASB Accounting Standards Update
GAAP	Generally Accepted Accounting Principles
IFRS	International Financial Reporting Standards
FASB	Financial Accounting Standards Board

Other

AS/SVE	Air Sparging and Soil/Vapor Extraction
BS/SVE	Bio-Sparging and Soil/Vapor Extraction
CDD	Cooling Degree-Days
Columbia	Columbia Gas Transmission, LLC
DSCP	Directors Stock Compensation Plan
Dts	Dekatherms
Dts/d	Dekatherms per Day
FCG	Florida City Gas
FGT	Florida Gas Transmission Company
FRP	Fuel Retention Percentage
GSR	Gas Sales Service Rates
Gulf	Columbia Gulf Transmission Company
Gulf Power	Gulf Power Company
Gulfstream	Gulfstream Natural Gas System, LLC
HDD	Heating Degree-Days
IGC	Indiantown Gas Company
Mcf	Thousand Cubic Feet
MGP	Manufactured Gas Plant
MWH	Megawatt Hour
NYSE	New York Stock Exchange
PIP	Performance Incentive Plan
RAP	Remedial Action Plan
S&P 500 Index	Standard & Poor’s 500 Index
Sanford Group	FPU and Other Responsible Parties involved with the Sanford Environmental Site
TETLP	Texas Eastern Transmission, LP
Transco	Transcontinental Gas Pipe Line Company, LLC

Part I
References in this document to “Chesapeake,” “the Company,” “we,” “us” and “our” mean Chesapeake Utilities Corporation and/or its wholly-owned subsidiaries, as appropriate in the context of the disclosure.
Safe Harbor for Forward-Looking Statements
We make statements in this Form 10-K that do not directly or exclusively relate to historical facts. Such statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You can typically identify forward-looking statements by the use of forward-looking words, such as “project,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “continue,” “potential,” “forecast” or other similar words, or future or conditional verbs such as “may,” “will,” “should,” “would” or “could.” These statements represent our intentions, plans, expectations, assumptions and beliefs about future financial performance, business strategy, projected plans and objectives of the Company. These statements are subject to many risks and uncertainties. In addition to the risk factors described under Item 1A “Risk Factors,” the following important factors, among others, could cause actual future results to differ materially from those expressed in the forward-looking statements:
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
•
general economic conditions, including any potential effects arising from terrorist attacks and any consequential hostilities, other hostilities or other external factors over which we have no control;

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

•	the ability to manage and maintain key customer relationships;
•	the ability to maintain key supply sources;

Chesapeake Utilities Corporation 2010 Form 10-K     Page 1

•	the effect of spot, forward and future market prices on our distribution, wholesale marketing and energy trading businesses;
•	the effect of competition on our businesses;
•	the ability to construct facilities at or below estimated costs;
•	changes in technology affecting our advanced information services business; and
•	operational and litigation risks that may not be covered by insurance.
Item 1. Business.
(a)	Overview

We are a diversified utility company engaged in various energy and other businesses. Chesapeake is a Delaware corporation that was formed in 1947. On October 28, 2009, we completed a merger with Florida Public Utilities Company (“FPU”), pursuant to which FPU became a wholly-owned subsidiary of Chesapeake. We operate regulated energy businesses through our natural gas distribution divisions in Delaware, Maryland and Florida, natural gas and electric distribution operations in Florida through FPU, and natural gas transmission operations on the Delmarva Peninsula and Florida through our subsidiaries, Eastern Shore Natural Gas Company (“ESNG”) and Peninsula Pipeline Company, Inc. (“PIPECO”), respectively. Our unregulated businesses include our natural gas marketing operation through Peninsula Energy Services Company, Inc. (“PESCO”); propane distribution operations through Sharp Energy, Inc. and its subsidiary Sharpgas, Inc. (collectively “Sharp”) and FPU’s propane distribution subsidiary, Flo-Gas Corporation; and our propane wholesale marketing operation through Xeron, Inc. (“Xeron”). We also have an advanced information services subsidiary, BravePoint®, Inc. (“BravePoint”).

(b)	Operating Segments

We are composed of three operating segments:
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

The following table shows the size of each of our operating segments based on operating income for 2010 and net property, plant and equipment as of December 31, 2010:

			Net Property, Plant
(in thousands)	Operating Income		& Equipment
Regulated Energy	$43,509	84%	$414,622	90%
Unregulated Energy	7,908	15%	35,658	8%
Other	513	1%	12,477	2%

Total	$51,930	100%	$462,757	100%

Additional financial information by business segment is included in Item 8 under the heading “Notes to the Consolidated Financial Statements — Note C, Segment Information.”

Chesapeake Utilities Corporation 2010 Form 10-K     Page 2

(i)	Regulated Energy

Our regulated energy segment provides natural gas distribution services in Delaware, Maryland and Florida, electric distribution services in Florida and natural gas transmission services in Delaware, Maryland, Pennsylvania and Florida.

Natural Gas Distribution

Natural gas supplies nearly one-fourth of the energy used in the United States. Due to its efficiency, cleanliness and reliability, natural gas is growing increasingly popular. With 99 percent of the natural gas consumed in the United States coming from North America, supplies of natural gas are abundant. Natural gas is delivered to customers through a safe and efficient underground pipeline system. As the cleanest-burning fossil fuel, increased use of natural gas can help address various environmental concerns today.

Our Delaware and Maryland natural gas distribution divisions serve 52,686 residential and commercial customers and 177 industrial customers in central and southern Delaware and Maryland’s Eastern Shore. For the year ended December 31, 2010, operating revenues and deliveries by customer class for our Delaware and Maryland distribution divisions were as follows:

	Operating Revenues		Deliveries
	(in thousands)		(Mcfs)
Residential	$46,041	57%	2,881,073	35%
Commercial	27,896	34%	2,145,143	26%
Industrial	3,766	5%	3,020,907	36%

Subtotal	77,703	96%	8,047,123	97%
Interruptible	655	1%	232,653	3%
Other (1)	2,507	3%	—	—

Total	$80,865	100%	8,279,776	100%

(1)	Operating revenues from “other” include unbilled revenue, rental of gas properties, and other miscellaneous charges.
Our Florida natural gas distribution operations consist of Chesapeake’s Florida division and FPU’s natural gas operation, which was acquired in the merger with FPU in October 2009. In August 2010, FPU added a new division through the purchase of the natural gas operating assets of Indiantown Gas Company (“IGC”). On a combined basis, our Florida natural gas distribution operations serve 61,053 residential customers and 6,314 commercial and industrial customers in 20 counties in Florida. For the year ended December 31, 2010, operating revenues and deliveries by customer class for our Florida natural gas distribution operations were as follows:

	Operating Revenues		Deliveries
	(in thousands)		(Mcf’s)
Residential	$27,742	35%	1,716,934	8%
Commercial	39,006	48%	4,451,414	20%
Industrial	13,043	16%	15,582,234	72%
Other (1)	607	1%	12,723	—

Total	$80,398	100%	21,763,305	100%

(1)	Operating revenues from “other” include unbilled revenue, conservation revenue, fees for billing services provided to third parties and other miscellaneous charges.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 3

Electric Distribution
Our Florida electric distribution operation, which was acquired in the FPU merger, distributes electricity to 30,966 customers in four counties in northeast and northwest Florida. For the year ended December 31, 2010, operating revenues and deliveries by customer class for the FPU electric distribution operation were as follows:

	Operating Revenues		Deliveries
	(in thousands)		(MWHs)
Residential	$51,498	55%	347,040	47%
Commercial	45,332	48%	332,322	45%
Industrial	7,705	8%	66,580	9%

Subtotal	104,535	111%	745,942	101%
Other (1)	(10,452)	(11%)	(6,286)	(1%)

Total	$94,083	100%	739,656	100%

(1)	Operating revenues from “other” include unbilled revenue, under (over) recoveries of fuel cost, conservation revenue, other miscellaneous charges and adjustments for pass-through taxes.
Natural Gas Transmission
ESNG operates a 396-mile interstate pipeline system that transports natural gas from various points in Pennsylvania to Chesapeake’s Delaware and Maryland natural gas distribution divisions, as well as to other utilities and industrial customers in southern Pennsylvania, Delaware and on the Eastern Shore of Maryland. ESNG also provides swing transportation service and contract storage services. For the year ended December 31, 2010, operating revenues and deliveries by customer class for ESNG were as follows:

	Operating Revenues		Deliveries
	(in thousands)		(Mcfs)
Local distribution companies	$20,441	76%	10,848,108	62%
Industrial	4,864	18%	4,794,442	27%
Commercial	1,571	6%	1,962,890	11%
Other (1)	41	0%	—	—

Subtotal	26,917	100%	17,605,440	100%
Less: affiliated local distribution companies	(12,903)	(48%)	(5,853,083)	(33%)

Total non-affiliated	$14,014	52%	11,752,357	67%

(1)	Operating revenues from “other” sources are from rental of gas properties.
PIPECO currently provides natural gas transportation services to a customer for a period of 20 years beginning in January 2009 at a fixed monthly charge, through an eight-mile pipeline located in Suwanee County, Florida, which PIPECO owns. For the year ended December 31, 2010, PIPECO had $264,000 in operating revenues under the contract.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 4

Supplies, Transmission and Storage
We believe that the availability of supply and transmission of natural gas and electricity is adequate under existing arrangements to meet the anticipated needs of customers.
Natural Gas Distribution- Delaware and Maryland
Our Delaware and Maryland natural gas distribution divisions have both firm and interruptible transportation service contracts with five interstate “open access” pipeline companies, including the ESNG pipeline. These divisions are directly interconnected with the ESNG pipeline, and have contracts with interstate pipelines upstream of ESNG, including Transcontinental Gas Pipe Line Company LLC (“Transco”), Columbia Gas Transmission LLC (“Columbia”), Columbia Gulf Transmission Company (“Gulf”) and Texas Eastern Transmission, LP (“TETLP”). The Transco, Columbia and TETLP pipelines are directly interconnected with the ESNG pipeline. The Gulf pipeline is directly interconnected with the Columbia pipeline and indirectly interconnected with the ESNG pipeline. None of the upstream pipelines is owned or operated by an affiliate of the Company.
On April 8, 2010, our Delaware and Maryland divisions entered into a Precedent Agreement with TETLP in conjunction with TETLP’s new expansion project. Upon satisfaction of certain conditions provided in the Precedent Agreement, the Delaware and Maryland divisions will execute two firm transportation service contracts, one for our Delaware division for 28,986 Mcfs per day and one for our Maryland division for 9,662 Mcfs per day, to be effective on the service commencement date of the project, which is currently projected to occur in November 2012. The new firm transportation service contracts between our Delaware and Maryland divisions and TETLP will provide us with an additional direct interconnection with ESNG’s transmission system and access to new sources of natural gas supplies from other natural gas production regions, including the Appalachian production region, thereby providing increased reliability and diversity of supply. They will also provide our Delaware and Maryland divisions with additional upstream transportation capacity to meet current customer demands and to plan for sustainable growth. In December 2010, ESNG completed its mainline extension to interconnect with the TETLP pipeline. Until TETLP’s expansion project is completed, our Delaware and Maryland divisions expect to utilize currently available capacity on a portion of TETLP’s existing pipeline. For the 2010 and 2011 winter season, our Delaware and Maryland divisions have contracted for 14,493 Mcfs per day and 4,831 Mcfs per day, respectively, from TETLP.
The Delaware and Maryland divisions use their firm transportation supply resources to meet a significant percentage of their projected demand requirements and they purchase natural gas supplies on the spot market from various suppliers as needed to match firm supply and demand. This gas is transported by the upstream pipelines and delivered to their interconnections with ESNG. These divisions also have the capability to use propane-air peak-shaving to supplement or displace spot market purchases.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 5

The following table shows the firm transportation and storage capacity that the Delaware and Maryland divisions currently have under contract with ESNG and pipelines upstream of the ESNG pipeline, including the respective contract expiration dates.
Delaware

	Firm transportation	Firm storage capacity
	capacity maximum	maximum peak-day
	peak-day daily	daily withdrawal
Pipeline	deliverability (Mcfs)	(Mcfs)	Expiration
Transco	20,699	6,190	Various dates between 2012 and 2028
Columbia	17,836	7,946	Various dates between 2011 and 2020
Gulf	850	—	Expires in 2014
TETLP	14,493	—	Expires in 2012
ESNG	64,602	4,006	Various dates between 2011 and 2027
Maryland

	Firm transportation	Firm storage capacity
	capacity maximum	maximum peak-day
	peak-day daily	daily withdrawal
Pipeline	deliverability (Mcfs)	(Mcfs)	Expiration
Transco	5,921	2,909	Various dates between 2012 and 2013
Columbia	6,473	3,539	Various dates between 2011 and 2018
Gulf	570	—	Expires in 2014
TETLP	4,831	—	Expires in 2012
ESNG	21,380	2,228	Various dates between 2011 and 2027
The Delaware and Maryland divisions currently have contracts with several suppliers for the purchase of firm natural gas supply in the amount of their capacities on the Transco and Columbia pipelines.
Natural Gas Distribution- Florida
Chesapeake’s Florida natural gas distribution division has firm transportation service contracts with Florida Gas Transmission Company (“FGT”) and Gulfstream Natural Gas System, LLC (“Gulfstream”). Pursuant to a program approved by the Florida Public Service Commission (“Florida PSC”), all of the capacity under these agreements has been released to various third-parties, including PESCO. Under the terms of these capacity release agreements, Chesapeake is contingently liable to FGT and Gulfstream, should any party that acquired the capacity through release fail to pay for the service.
Contracts by Chesapeake’s Florida natural gas distribution division with FGT include: (a) a contract, which expires on July 31, 2012, for daily firm transportation capacity of 17,175 Mcfs for the months of November through April, capacity of 14,695 Mcfs for the months of May through September, and 16,143 Mcfs for October; and (b) a contract for daily firm transportation capacity of 974 Mcfs daily, which expires in 2015. Chesapeake’s contract with Gulfstream is for daily firm transportation capacity of 9,737 Mcfs and expires in 2022.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 6

FPU has the following firm transportation contracts with FGT:
(a) two contracts expiring in July 2020 for daily firm transportation capacity of:

Daily Firm
Transportation Capacity
(in Mcfs)
January — March	28,647
April	24,156
May — September	9,681
October	10,210
November — December	28,647
(b) one contract expiring in February 2015 for daily firm transportation capacity of:

Daily Firm
Transportation Capacity
(in Mcfs)
January — April	10,286
May — October	4,360
November — December	10,286
(c) one contract for daily firm transportation capacity of 1,774 Mcfs with various partial expiration dates between 2016 and 2023.
FPU also has a firm transportation contract with Florida City Gas (“FCG”), expiring in 2013, which provides daily firm transportation capacity of 292 Mcfs on its Pioneer Pipeline, and a firm transportation contract with IGC, expiring in 2016, which provides daily firm transportation capacity of 487 Mcfs on its distribution system.
FPU uses gas marketers and producers to procure all of its gas supplies for its natural gas distribution operations. FPU also uses TECO Peoples Gas to provide wholesale gas sales service in areas distant from its interconnections with FGT.
Natural Gas Transmission
ESNG has three contracts with Transco for a total of 7,045 Mcfs of firm peak day storage entitlements and total storage capacity of 278,264 Mcfs, each of which expires in 2013. ESNG has retained these firm storage services in order to provide swing transportation service and firm storage service to those customers that have requested such services.
Electric Distribution
Our electric distribution operation through FPU purchases all of its wholesale electricity from two suppliers: Gulf Power Company (“Gulf Power”) and JEA (formerly known as Jacksonville Electric Authority). Both of these contracts are all requirement contracts and they expire in December 2019 and December 2017, respectively. The JEA contract provides generation, transmission and distribution service to northeast Florida. The Gulf Power contract provides generation, transmission and distribution service to northwest Florida.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 7

Competition
See discussion of competition in Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Competition.”
Rates and Regulation
Our natural gas and electric distribution operations are subject to regulation by the Delaware, Maryland and Florida PSCs with respect to various aspects of their business, including rates for sales and transportation to all customers in each respective jurisdiction. All of our firm distribution sales rates are subject to fuel cost recovery mechanisms, which match revenues with natural gas and electric supply and transportation costs and normally allow full recovery of such costs. Adjustments under these mechanisms, which are limited to such costs, require periodic filings and hearings with the state regulatory authority having jurisdiction.
ESNG is subject to regulation as an interstate pipeline by the FERC, which regulates the terms and conditions of service and the rates ESNG can charge for its transportation and storage services. PIPECO is subject to regulation by the Florida PSC.
The following table shows the regulatory jurisdictions under which our regulated energy businesses currently operate, including the effective dates of the most recent full rate proceedings and the rates of return that were authorized therein:

	Regulatory	Effective Date of	Allowed
Regulated Business	Jurisdiction	the Currrent Rates	Return
Chesapeake — Delaware Division	Delaware PSC	9/3/2008	10.25% (1)
Chesapeake — Maryland Division	Maryland PSC	12/1/2007	10.75% (1)
Chesapeake — Florida Division	Florida PSC	1/14/2010	10.80% (1)
FPU — Natural Gas	Florida PSC	1/14/2010 (3)	10.85% (1)
FPU — Electric	Florida PSC	5/22/2008	11.00% (1)
ESNG	FERC	9/1/2007	13.60% (2)

(1)	Allowed return on equity

(2)	Allowed overall pre-tax, pre-interest rate of return

(3)	Effective date of the Order approving settlement agreement, which adjusted rates originally approved on June 4, 2009.
PIPECO, which is regulated by the Florida PSC, currently provides service to one customer at a negotiated rate.
On December 30, 2010, ESNG submitted a base rate filing to the FERC. See discussion of regulatory activities in Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Rate Filings and Other Regulatory Activities.”
Management monitors the achieved rates of return of each of our regulated energy operations in order to ensure timely filing of rate cases.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 8

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
Delaware, like many other states, has been looking at ways to enable implementation of energy efficiency and considering revenue decoupling, which is a mechanism for separating the revenue needed to recover the fixed cost of delivery from the variable cost that fluctuates with the amount of natural gas consumed. Since March of 2007, the Delaware Public Service Commission (“Delaware PSC”) has been investigating whether to implement a revenue decoupling mechanism for the natural gas distribution utilities. Recently, the Delaware PSC decided in response to a decoupling request by another Delaware distribution utility that it would need a further review of the implementation plan, including more customer education about decoupling and the greater awareness of energy efficiency programs, prior to approving the request. Our Delaware natural gas distribution operation is currently evaluating the feasibility of decoupling. In light of the Delaware PSC’s recent actions, it is uncertain as to when our Delaware natural gas distribution operation will file a request for decoupling or whether it will be required to file such request by the Delaware PSC.
(ii)	Unregulated Energy
Our unregulated energy segment provides natural gas marketing, propane distribution and propane wholesale marketing services to customers.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 9

Natural Gas Marketing
Our natural gas marketing subsidiary, PESCO, provides natural gas supply and supply management services to 2,486 customers in Florida and 11 customers on the Delmarva Peninsula. It competes with regulated utilities and other unregulated third-party marketers to sell natural gas supplies directly to commercial and industrial customers through competitively-priced contracts. PESCO does not own or operate any natural gas transmission or distribution assets. The gas that PESCO sells is delivered to retail customers through affiliated and non-affiliated local distribution company systems and transmission pipelines. PESCO bills its customers through the billing services of the regulated utilities that deliver the gas, or directly, through its own billing capabilities. For the year ended December 31, 2010, PESCO’s operating revenues and deliveries were as follows:

	Operating Revenues		Deliveries
State	(in thousands)		(Mcfs)
Florida	$47,441	86%	8,236,014	84%
Delmarva	8,006	14%	1,538,895	16%

Total	$55,447	100%	9,774,909	100%

PESCO currently has contracts with natural gas production companies for the purchase of firm natural gas supplies. These contracts provide a maximum firm daily entitlement of 35,000 Mcfs, and expire in May 2011. PESCO is currently in the process of obtaining and reviewing proposals from suppliers and anticipates executing agreements prior to the end of the term of the existing contracts.
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
Sharp, our propane distribution subsidiary, serves 34,243 customers throughout Delaware, the Eastern Shore of Maryland and Virginia, and southeastern Pennsylvania. Our Florida propane distribution subsidiary provides propane distribution services to 13,857 customers in parts of Florida. For the year ended December 31, 2010, operating revenues and total gallons sold by our Delmarva and Florida propane distribution operations were as follows:

	Operating Revenues		Total Gallons Sold
State	(in thousands)		(in thousands)
Delmarva	$68,558	79%	32,617	82%
Florida	18,725	21%	6,995	18%

Total	$87,283	100%	39,612	100%

Propane Wholesale Marketing
Xeron, our propane wholesale marketing operation, markets propane to large, independent petrochemical companies, resellers and retail propane companies in the southeastern United States. The propane wholesale marketing business is affected by propane wholesale price volatility and supply levels. In 2010, Xeron had operating revenues totaling approximately $1.8 million, net of the associated cost of propane sold. For further discussion of Xeron’s trading and wholesale marketing activities, market risks and controls that monitor Xeron’s risks, see Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk.”
Xeron does not own physical storage facilities or equipment to transport propane; however, it contracts for storage and pipeline capacity to facilitate the sale of propane on a wholesale basis.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 10

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
The “other” segment consists primarily of our advanced information services subsidiary, other unregulated subsidiaries that own real estate leased to Chesapeake and its subsidiaries and certain unallocated corporate costs. Certain corporate costs that have not been allocated to different operations consist of merger-related costs that have been expensed and have not been allocated because such costs are not directly attributable to the business unit operations.
Advanced Information Services
Our advanced information services subsidiary, BravePoint, is headquartered in Norcross, Georgia, and provides domestic and international clients with information technology services and solutions for both enterprise and e-business applications.
Other Subsidiaries
Skipjack, Inc. and Eastern Shore Real Estate, Inc. own and lease office buildings in Delaware and Maryland to affiliates of Chesapeake. Chesapeake Investment Company is an affiliated investment company incorporated in Delaware.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 11

(c)	Additional information about the Business
(i)	Capital Budget
A discussion of capital expenditures by business segment and capital expenditures for environmental remediation facilities is included in Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
(ii)	Employees
As of December 31, 2010, we had a total of 734 employees, 160 of whom are union employees represented by three labor unions: the International Brotherhood of Electrical Workers, the International Chemical Workers Union and United Food and Commercial Workers Union, all of whose collective bargaining agreements expire in 2013.
(iii)	Financial Information about Geographic Areas
All of our material operations, customers, and assets are located in the United States.
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
We have a Business Code of Ethics and Conduct applicable to all employees, officers and directors and a Code of Ethics for Financial Officers. Copies of the Business Code of Ethics and Conduct and the Financial Officer Code of Ethics are available on our Internet website. We also adopted Corporate Governance Guidelines and Charters for the Audit Committee, Compensation Committee, and Corporate Governance Committee of the Board of Directors, each of which satisfies the regulatory requirements established by the SEC and the New York Stock Exchange (“NYSE”). The Board of Directors has also adopted Corporate Governance Guidelines on Director Independence, which conform to the NYSE listing standards on director independence. Each of these documents also is available on our Internet website or may be obtained by writing to: Corporate Secretary; c/o Chesapeake Utilities Corporation, 909 Silver Lake Boulevard, Dover, DE 19904.
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
Our Chief Executive Officer certified to the NYSE on June 3, 2010 that, as of that date, he was unaware of any violation by Chesapeake of the NYSE’s corporate governance listing standards.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 12

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
We entered into the merger with FPU with the expectation that the merger would result in various benefits, including, among other things, synergies, cost savings and operating efficiencies. Although we have achieved significant synergies, cost savings and operating efficiencies since the merger, there can be no assurance that these benefits will be sustained in the future, or additional benefits will be achieved in the future. Failure to sustain these benefits or achieve additional benefits in the future will adversely affect our expected future performance.
We are currently in discussions with the Office of Public Counsel of Florida and the Florida PSC staff regarding the benefits and cost savings of the merger, current and expected earnings level as well as the recovery of approximately $34.9 million in purchase premium and $2.2 million in merger-related costs. If we fail to obtain the necessary approval to earn a return on the purchase premium and merger-related costs and treat the amortization as allowable operating costs, we may be required to expense the amortization of these assets without recovery which will adversely affect our financial performance for the related periods. We may also be required to pass on to ratepayers, some, or all of the increased earnings generated from cost savings, resulting from the merger.
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

Chesapeake Utilities Corporation 2010 Form 10-K     Page 13

The continuation of recent economic conditions could adversely affect our customers and negatively impact our financial results.
A continued downturn in the economies of the regions in which we operate, together with increased unemployment, mortgage and other credit defaults and significant decreases in the values of homes and investment assets, have adversely affected the financial resources of many domestic households. These economic conditions have slowed the growth in our customer base and cash flows. It is unclear whether governmental responses to these conditions will be successful in lessening the severity or duration of the current recession. As a result, our customers may use less natural gas, electricity or propane and it may become more difficult for them to pay their bills. This may slow collections and lead to higher than normal levels of accounts receivable, which in turn, could increase our financing requirements and result in higher bad debt expense.
An increase in interest rates may adversely affect our results of operations and cash flows.
An increase in interest rates, without the recovery of the higher cost of debt in the sales and/or transportation rates we charge our utility customers, could adversely affect future earnings. An increase in short-term interest rates would negatively affect our results of operations, which depend on short-term lines of credit to finance accounts receivable and storage gas inventories, as well as to temporarily finance capital expenditures.
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
Our natural gas marketing and propane wholesale marketing operations are subject to market risks beyond their control, including market liquidity and commodity price volatility. Although we maintain a risk management policy, we may not be able to offset completely the price risk associated with volatile commodity prices, which could lead to volatility in earnings. Physical trading also has price risk on any net open positions at the end of each trading day, as well as volatility resulting from: (i) intra-day fluctuations of natural gas and/or propane prices, and (ii) daily price movements between the time natural gas and/or propane is purchased or sold for future delivery and the time the related purchase or sale is hedged. The determination of our net open position at the end of any trading day requires Xeron to make assumptions as to future circumstances, including the use of natural gas and/or propane by its customers in relation to its anticipated market positions. Because the price risk associated with any net open position at the end of such day may increase if the assumptions are not realized, we review these assumptions daily. Net open positions may increase volatility in our financial condition or results of operations if market prices move in a significantly favorable or unfavorable manner, because the timing of the recognition of profits or losses on the economic hedges for financial accounting purposes usually does not match up with the timing of the economic profits or losses on the item being hedged. This volatility may occur, with a resulting increase or decrease in earnings or losses, even though the expected profit margin is essentially unchanged from the date the transactions were consummated.
Our energy marketing subsidiaries have credit risk and credit requirements that may adversely affect our results of operations, cash flows and financial condition.
Our energy marketing subsidiaries extend credit to counterparties and continually monitor and manage collections aggressively. Each of these subsidiaries is exposed to the risk that it may not be able to collect amounts owed to it. If the counterparty to such a transaction fails to perform, and any underlying collateral is inadequate, we could experience financial losses. These subsidiaries are also dependent upon the availability of credit to buy propane and natural gas for resale or to trade. If financial market conditions decline generally, or the financial condition of these subsidiaries or of our Company declines, then the cost of credit available to these subsidiaries could increase. If credit is not available, or if credit is more costly, our results of operations, cash flows and financial condition may be adversely affected.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 14

Current market conditions have had an adverse impact on the return on plan assets for our pension plans, which may require significant additional funding and adversely affect our cash flows.
We have pension plans that have been closed to new employees. The costs of providing benefits and related funding requirements of these plans are subject to changes in the market value of the assets that fund the plans. As a result of the extreme volatility and disruption in the domestic and international equity and bond markets in recent years, the asset values of Chesapeake’s and FPU’s pension plans have fluctuated significantly since 2008. The funded status of the plans and the related costs reflected in our financial statements are affected by various factors that are subject to an inherent degree of uncertainty, particularly in the current economic environment. Future losses of asset values may necessitate accelerated funding of the plans in the future to meet minimum federal government requirements. Downward pressure on the asset values of our pension plans may require us to fund obligations earlier than originally planned, which would have an adverse impact on our cash flows from operations, decrease borrowing capacity and increase interest expense.
Operational Risks
We may be unable to successfully integrate operations after the merger.
The merger between Chesapeake and FPU involves the integration of two companies that have previously operated independently. We began the process of integrating operations, both geographically and organizationally, immediately after the merger and this process is still on-going today. While significant progress has been made in integration, we continue to combine and enhance various systems, facilities and personnel deployment. Throughout the integration process, we are subject to employee workforce factors, including loss of key employees, availability of qualified personnel, collective bargaining agreements with unions and work stoppages that could affect our business and financial condition. Continued integration efforts may divert management’s focus and resources from other strategic opportunities. The diversion of management’s attention and any delays or difficulties encountered in connection with continued integration activities could result in the disruption of our ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, suppliers, employees and others with whom we have business dealings.
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
Our electric operations, while generally less seasonal than natural gas and propane sales as electricity is used for both heating and cooling in our service areas, are also affected by variations in general weather conditions and unusually severe weather.
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

Chesapeake Utilities Corporation 2010 Form 10-K     Page 15

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
In order to meet existing and future customer demands for natural gas and electricity, we must acquire sufficient natural gas supplies, interstate pipeline transmission and storage capacity, and electric transmission capacity to serve such requirements. We must contract for reliable and adequate delivery capacity for our distribution systems while considering the dynamics of the interstate pipeline and storage and electric transmission markets, our own on-system resources, as well as the characteristics of our markets. Our financial condition and results of operations would be materially and adversely affected if the future availability of these capacities were insufficient to meet future customer demands for natural gas and electricity. Currently, FPU’s natural gas is transported primarily through one pipeline system. Any interruption to that system could adversely affect our ability to meet the demands of FPU’s customers and our earnings.
Commodity price changes may affect the operating costs and competitive positions of our natural gas, electric and propane distribution operations, which may adversely affect our results of operations, cash flows and financial condition.
Natural Gas/Electric. Higher natural gas prices can significantly increase the cost of gas billed to our natural gas customers. Increases in the cost of coal and other fuels can significantly increase the cost of electricity billed to our electric customers. Such cost increases generally have no immediate effect on our revenues and net income because of our regulated fuel cost recovery mechanisms. Our net income, however, may be reduced by higher expenses that we may incur for uncollectible customer accounts and by lower volumes of natural gas and electricity deliveries when customers reduce their consumption. Therefore, increases in the price of natural gas, coal and other fuels can affect our operating cash flows and the competitiveness of natural gas and electricity as energy sources and consequently have an adverse effect on our operating cash flows.
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

Chesapeake Utilities Corporation 2010 Form 10-K     Page 16

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
Our propane wholesale marketing operations compete with various marketers, many of which have significantly greater resources and are able to obtain price or volumetric advantages.
Changes in technology may adversely affect our advanced information services subsidiary’s results of operations, cash flows and financial condition.
BravePoint participates in a market that is characterized by rapidly changing technology and accelerating product introduction cycles. The success of our advanced information services subsidiary depends upon our ability to address the rapidly changing needs of our customers by developing and supplying high-quality, cost-effective products, product enhancements and services, on a timely basis, and by keeping pace with technological developments and emerging industry standards. There is no assurance that we will be able to keep up with technological advancements to the degree necessary to keep our products and services competitive.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 17

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
Our ability to increase gross margins in our regulated energy and unregulated propane distribution businesses is dependent upon growth in the residential construction market, adding new commercial and industrial customers and conversion of customers to natural gas, electricity or propane from other energy sources. Slowdowns in these markets may adversely affect our gross margin in our regulated energy or propane distribution businesses, earnings and cash flows.
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
Inherent in natural gas transmission and natural gas and electric distribution activities are a variety of hazards and operational risks, such as leaks, ruptures, fires, explosions and mechanical problems. If they are severe enough or if they lead to operational interruptions, they could cause substantial financial losses. In addition, these risks could result in the loss of human life, significant damage to property, environmental damage and impairment of our operations. The location of pipeline, storage, transmission and distribution facilities near populated areas, including residential areas, commercial business centers, industrial sites and other public gathering places, could increase the level of damages resulting from these risks. Our natural gas and electric distribution, natural gas transmission and propane storage facilities may be targets of terrorist activities that could disrupt our ability to meet customer requirements. Terrorist attacks may also disrupt capital markets and our ability to raise capital. A terrorist attack on our facilities, or those of our suppliers or customers, could result in a significant decrease in revenues or a significant increase in repair costs. The occurrence of any of these events could adversely affect our results of operations, cash flows and financial condition.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 18

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
Regulatory and Legal Risks
Regulation of our Company, including changes in the regulatory environment, may adversely affect our results of operations, cash flows and financial condition.
The Delaware, Maryland and Florida PSCs regulate our utility operations in those states. ESNG is regulated by the FERC. These commissions set the rates that we can charge customers for services subject to their regulatory jurisdiction. Our ability to obtain timely future rate increases and rate supplements to maintain current rates of return depends on regulatory approvals, and there can be no assurance that our regulated operations will be able to obtain such approvals or maintain currently authorized rates of return. When our earnings from the regulated utilities exceed the authorized rate of return, these commissions may require us to refund the excess earnings or reduce our rates charged to customers in the future.
We are required to detail known benefits, synergies, cost savings and cost increases resulting from the FPU merger and present the information in the “come-back” filing to the Florida PSC by April 29, 2011 (within 18 months of the FPU merger). We also intend to seek for the recovery of the purchase premium and merger-related costs from the FPU merger. We are currently in discussions with the Office of Public Counsel of Florida regarding the “come-back” filing and the recovery of the purchase premium and merger-related costs. The outcome of such discussions or the ultimate outcome of the “come-back” filing, are unknown at this time.
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
Our operations are subject to the operating hazards and risks normally incidental to handling, storing, transporting/ transmitting and delivering natural gas, electricity and propane to end users. As a result, we are sometimes a defendant in legal proceedings arising in the ordinary course of business. We maintain insurance policies with insurers in the amount of $51 million covering general liabilities of our Company, which we believe are reasonable and prudent. There can be no assurance, however, that such insurance will be adequate to protect us from all material expenses related to potential future claims for personal injury and property damage or that such levels of insurance will be available in the future at economical prices.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 19

We have recorded significant amounts of goodwill and regulatory assets prior to obtaining a rate order. An adverse outcome could result in an impairment of those assets.
The merger with FPU and the purchase of the operating assets from IGC resulted in approximately $34.9 million in purchase premium which is currently recorded as goodwill. We intend to seek regulatory approval to include the purchase premium and approximately $2.2 million in merger-related costs in future rates in Florida. Other utilities in Florida, including Chesapeake and FPU in the past, have been successful in recovering similar costs by demonstrating benefits to customers attributable to the business combination. The ultimate outcome of such regulatory proceedings will depend on various factors, including but not limited to, our ability to demonstrate the benefits of the merger, the regulatory environment in Florida and the results of our Florida regulated operations. If we are not successful in obtaining regulatory approval to recover these costs in future rates, we will be required to perform impairment tests of goodwill and regulatory assets, the results of which could be an impairment of all or part of the goodwill and/or regulatory assets in the future.
We may face certain regulatory and financial risks related to climate change legislation.
A number of proposals to limit greenhouse gas emissions, measured in carbon dioxide equivalent units, are pending, or at least being considered, at regional, federal and international levels. These proposals would require us to measure and potentially limit greenhouse gas emissions from our energy operations and our customers or purchase allowances for such emissions. While we cannot predict with certainty the extent of these limitations or when they will become effective, these actions could:
•	increase our costs related to operations, energy efficiency activities and compliance;
•	affect the demand for natural gas, electricity and propane; and
•	increase the prices we charge our energy customers.
The occurrence of any such legislation could adversely affect our results of operations, financial condition and cash flows. If our regulated energy operations are unable to recover from customers through the regulatory process all or some of these costs and our authorized rate of return on these costs, this also could adversely affect our results of operations, financial condition and cash flows.
We may face certain regulatory and financial risks related to pipeline safety legislation.
A number of proposals to implement increased oversight over pipeline operations and increased investment in facilities to inspect pipeline facilities, upgrade pipeline facilities, or control the impact of a breach of such facilities are pending at the federal level. Additional operating expenses and capital expenditures may be necessary to remain in compliance with the increased federal oversight resulting from such proposals. While we cannot predict with certainty the extent of these expenses and expenditures or when they will become effective, the adoption of such legislation could adversely affect our results of operations, financial conditions and cash flows. If our regulated natural gas operations are unable to recover from customers through the regulatory process all or some of these costs and our authorized rate of return on these costs, this also could adversely affect our results of operations, financial condition and cash flows.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 20

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
Pending environmental matters, particularly with respect to FPU’s site in West Palm Beach, Florida, may have a materially adverse effect on our Company and our results of operations.
We have participated in the investigation, assessment or remediation of environmental matters with respect to certain of our properties and we believe our Company has certain exposures at six former MGP sites. Those sites are located in Salisbury, Maryland, and Winter Haven, Key West, Pensacola, Sanford and West Palm Beach, Florida. We have also been in discussions with the Maryland Department of the Environment (“MDE”) regarding a seventh former MGP site located in Cambridge, Maryland. The Key West, Pensacola, Sanford and West Palm Beach sites are related to FPU, for which we assumed any existing and future contingencies in the merger with FPU.
The site with the most potential exposure is the former West Palm Beach MGP. In November 2010, we presented a new proposed strategy with an aggressive remedial action plan to expedite remediation of this site, and the Florida Department of Environmental Protection (the “FDEP”) agreed with the proposal to implement a phased approach. In February 2011, FDEP approved the interim Remedial Action Plan (“RAP”) for the east parcel of this site, contingent upon certain conditions, and we are currently implementing the plan. Our current estimate of total remediation costs and expenses for the West Palm Beach site based on the most recently proposed remedial action plan is between $5.1 million and $13.3 million. This estimate does not include any costs associated with relocation of our operations from the site, which is necessary to implement the remedial action, and any potential costs associated with re-development of the properties. Actual costs may also be higher or lower than the range of current estimate based upon the final remedy required by FDEP.
As of December 31, 2010, we had recorded $358,000 in environmental liabilities related to Chesapeake’s MGP sites in Maryland and Winter Haven, Florida, representing our estimate of the future costs associated with those sites. We had recorded approximately $1.3 million in assets for future recovery of environmental costs to be received from our customers through our approved rates. As of December 31, 2010, we had recorded approximately $11.6 million in environmental liabilities related to FPU’s MGP sites in Florida, primarily related to the West Palm Beach site. Such amount represents our estimate as of December 31, 2010, of the future costs associated with those sites, although FPU is approved to recover its environmental costs up to $14.0 million from insurance and customers through approved rates. Of the approximately $11.6 million recorded as environmental liabilities related to FPU’s MGP sites in Florida as of December 31, 2010, we have recovered approximately $7.8 million of environmental costs from insurance and customers through rates, and have recorded approximately $6.2 million in assets for future recovery of environmental costs to be received from FPU’s customers through approved rates.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 21

The costs and expenses we incur to address environmental issues at our sites may have a material adverse effect on our results of operations and earnings to the extent that such costs and expenses exceed the amounts we have accrued as environmental reserves or that we are otherwise permitted to recover from customers through rates. At present, we believe that the amounts accrued as environmental reserves and that we are otherwise permitted to recover from customers through rates are sufficient to fund the pending environmental liabilities previously described.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
(a) General
We own offices and operate facilities in the following locations: Pocomoke, Salisbury, Cambridge and Princess Anne, Maryland; Dover, Seaford, Laurel and Georgetown, Delaware; Lecanto, Virginia; and West Palm Beach, DeBary, Inglis, Indiantown, Marianna, Lantana, Lauderhill, Fernandina Beach and Winter Haven, Florida. We rent office space in Dover, Ocean View, and South Bethany, Delaware; Fernandina and Lecanto, Florida; Chincoteague and Belle Haven, Virginia; Easton, Maryland; Honey Brook and Allentown, Pennsylvania; Houston, Texas; and Norcross, Georgia. In general, we believe that our offices and facilities are adequate for the uses for which they are employed.
(b) Natural Gas Distribution
Our Delmarva natural gas distribution operation owns over 1,127 miles of natural gas distribution mains (together with related service lines, meters and regulators) located in our Delaware and Maryland service areas. Our Florida natural gas distribution operations, including Chesapeake’s Florida division and FPU in its service areas, own 2,451 miles of natural gas distribution mains (and related equipment). In addition, we have adequate gate stations to handle receipt of the gas in each of the distribution systems. We also own facilities in Delaware and Maryland, which we use for propane-air injection during periods of peak demand.
(c) Natural Gas Transmission
ESNG owns and operates approximately 396 miles of transmission pipeline, extending from supply interconnects at Parkesburg, Pennsylvania; Daleville, Pennsylvania; Honey Brook, Pennsylvania; and Hockessin, Delaware, to approximately 80 delivery points in southeastern Pennsylvania, Delaware and the Eastern Shore of Maryland.
PIPECO owns and operates approximately eight miles of transmission pipeline in Suwanee County, Florida.
(d) Electric Distribution
The Company’s electric distribution operation owns and operates 20 miles of electric transmission line located in northeast Florida and 1,128 miles of electric distribution line located in northeast and northwest Florida.
(e) Propane Distribution and Wholesale Marketing
Our Delmarva-based propane distribution operation owns bulk propane storage facilities, with an aggregate capacity of approximately 2.4 million gallons, at 42 plant facilities in Delaware, Maryland, Pennsylvania and Virginia, located on real estate that is either owned or leased by our Company. Our Florida-based propane distribution operation owns 24 bulk propane storage facilities with a total capacity of 642,000 gallons. Xeron does not own physical storage facilities or equipment to transport propane; however, it leases propane storage and pipeline capacity from non-affiliated third-parties.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 22

(f) Lien
All of the properties owned by FPU are subject to a lien in favor of the holders of its first mortgage bonds securing its indebtedness under its Mortgage Indenture and Deed of Trust. FPU owns offices and operates facilities in the following locations: West Palm Beach, DeBary, Inglis, Indiantown, Marianna, Lantana, Lauderhill and Fernandina Beach, Florida. FPU’s natural gas distribution operation owns 1,659 miles of natural gas distribution mains (and related equipment) in its service areas. FPU’s electric distribution operation owns and operates 20 miles of electric transmission line located in northeast Florida and 1,128 miles of electric distribution line located in northeast and northwest Florida. FPU’s propane distribution operation owns 24 bulk propane storage facilities with a total capacity of 642,000 gallons located in south and central Florida.
Item 3. Legal Proceedings.
(a) General
As disclosed in Item 8 under the heading “Notes to the Consolidated Financial Statements — Note Q, “Other Commitments and Contingencies,” we are involved in various legal actions and claims arising in the normal course of business. We are also involved in certain administrative proceedings before various governmental or regulatory agencies concerning rates. In the opinion of management, the ultimate disposition of these current proceedings will not have a material effect on our consolidated financial position, results of operations or cash flows.
(b) Environmental
See discussion of environmental commitments and contingencies in Item 8 under the heading “Notes to the Consolidated Financial Statements — Note P, Environmental Commitments and Contingencies.”
Item 4. Removed and Reserved
Item 4A. Executive Officers of the Registrant.
Set forth below are the names, ages, and positions of executive officers of the registrant with their recent business experience. The age of each officer is as of the filing date of this report.

Name	Age	Position
Michael P. McMasters	52	President and Chief Executive Officer
Beth W. Cooper	44	Senior Vice President and Chief Financial Officer
Stephen C. Thompson	50	Senior Vice President and President, ESNG
Joseph Cummiskey	39	Vice President and President, PESCO
Elaine B. Bittner	41	Vice President of Strategic Development
Michael P. McMasters is President and Chief Executive Officer of Chesapeake. Mr. McMasters assumed the role of Chief Executive Officer effective January 1, 2011 and was appointed as President on March 1, 2010. Prior to these appointments, Mr. McMasters served as Chief Operating Officer since 2008, Senior Vice President since 2004 and Chief Financial Officer of Chesapeake since 1996. He has previously held the positions of Vice President, Treasurer, Director of Accounting and Rates, and Controller. From 1992 to May 1994, Mr. McMasters was employed as Director of Operations Planning for Equitable Gas Company.
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

Chesapeake Utilities Corporation 2010 Form 10-K     Page 23

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
Elaine B. Bittner was appointed as Vice President of Strategic Development in June 2010. Prior to this appointment, Ms. Bittner served as Vice President of ESNG since 2005. She previously served as Director of ESNG, Director of Customer Services and Regulatory Affairs for ESNG, Director of Environmental Affairs for Chesapeake, Manager of Environmental Affairs and Environmental Engineer. Prior to joining Chesapeake, Ms. Bittner was a Project Chemist, Client Consultant and Environmental Lab Chemist in the environmental industry specializing in environmental analysis and reporting related to volatile organic compounds.
Part II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a) Common Stock Price Ranges, Common Stock Dividends and Shareholder Information:
Our common stock is listed on the NYSE under the symbol “CPK.” The high, low and closing prices of our common stock and dividends declared per share for each calendar quarter during the years 2010 and 2009 were as follows:

					Dividends
					Declared
	Quarter Ended	High	Low	Close	Per Share
2010
	March 31	$32.25	$28.22	$29.80	$0.315
	June 30	32.20	28.01	31.40	0.330
	September 30	36.93	30.24	36.22	0.330
	December 31	42.20	35.00	41.52	0.330

2009
	March 31	$32.36	$22.02	$30.48	$0.305
	June 30	34.55	27.62	32.53	0.315
	September 30	35.00	29.24	30.99	0.315
	December 31	32.67	29.53	32.05	0.315
Holders
At December 31, 2010, there were 2,482 holders of record of Chesapeake common stock.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 24

Dividends
We have paid a cash dividend to common stock shareholders for 50 consecutive years. Dividends are payable at the discretion of our Board of Directors. Future payment of dividends, and the amount of these dividends, will depend on our financial condition, results of operations, capital requirements, and other factors. We declared quarterly cash dividends on our common stock in 2010 and 2009, totaling $1.305 per share and $1.250 per share, respectively.
Indentures to the long-term debt of the Company contain various restrictions. In terms of restrictions which limit the payment of dividends by Chesapeake, each of its unsecured senior notes contains a “Restricted Payments” covenant. The most restrictive covenants of this type are included within the 7.83 percent Senior Notes, due January 1, 2015. The covenant provides that Chesapeake cannot pay or declare any dividends or make any other Restricted Payments (such as dividends) in excess of the sum of $10.0 million plus consolidated net income of the Company accrued on and after January 1, 2001. As of December 31, 2010, Chesapeake’s cumulative consolidated net income base was $128.9 million, offset by Restricted Payments of $76.2 million, leaving $52.7 million of cumulative net income free of restrictions.
Each series of FPU’s first mortgage bonds contains a similar restriction that limits the payment of dividends by FPU. The most restrictive covenants of this type are included within the series that is due in 2022, which provided that FPU cannot make dividend or other restricted payments in excess of the sum of $2.5 million plus FPU’s consolidated net income accrued on and after January 1, 1992. As of December 31, 2010, FPU had a cumulative net income base of $65.9 million, offset by restricted payments of $37.6 million, leaving $28.3 million of cumulative net income of FPU free of restrictions based on this covenant.
Recent Sales of Unregistered Securities
No securities were sold during the year 2010 that were not registered under the Securities Act of 1933, as amended.
(b) Purchases of Equity Securities by the Issuer
The following table sets forth information on purchases by or on behalf of Chesapeake of shares of its common stock during the quarter ended December 31, 2010.

	Total		Total Number of Shares	Maximum Number of
	Number	Average	Purchased as Part of	Shares That May Yet Be
	of Shares	Price Paid	Publicly Announced Plans	Purchased Under the Plans
Period	Purchased	per Share	or Programs(2)	or Programs(2)
October 1, 2010 through October 31, 2010 (1)	258	$37.58	—	—
November 1, 2010 through November 30, 2010	—	—	—	—
December 1, 2010 through December 31, 2010	—	—	—	—

Total	258	$37.58	—	—

(1)
Chesapeake purchased shares of stock on the open market for the purpose of reinvesting the dividend on deferred stock units held in the Rabbi Trust accounts for certain Directors and Senior Executives under the Deferred Compensation Plan. The Deferred Compensation Plan is discussed in detail in Note N to the Consolidated Financial Statements. During the quarter, 258 shares were purchased through the reinvestment of dividends on deferred stock units.

(2)	Except for the purpose described in Footnote (1), Chesapeake has no publicly announced plans or programs to repurchase its shares.
Discussion of compensation plans of Chesapeake and its subsidiaries, for which shares of Chesapeake common stock are authorized for issuance, is included in the portion of the Proxy Statement captioned “Equity Compensation Plan Information” to be filed no later than March 31, 2011, in connection with the Company’s Annual Meeting to be held on or about May 4, 2011 and, is incorporated herein by reference.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 25

(c) Chesapeake Utilities Corporation Common Stock Performance Graph
The following Stock Performance graph compares cumulative total shareholder return on a hypothetical investment in our common stock during the five fiscal years ended December 31, 2010, with the cumulative total shareholder return on a hypothetical investment in both (i) the Standard & Poor’s 500 Index (“S&P 500 Index”), and (ii) an industry index consisting of Chesapeake and 11 of the companies in the current Edward Jones Natural Gas Distribution Group, a published listing of selected gas distribution utilities’ results. The Compensation Committee utilizes the Edward Jones Natural Gas Distribution Group as our peer group to which our performance is compared for purposes of determining the level of long-term performance awards earned by our named executives.
The eleven companies in the Edward Jones Natural Gas Distribution Group industry index include: AGL Resources, Inc., Atmos Energy Corporation, Delta Natural Gas Company, Inc., Gas Natural, Inc., The Laclede Group, Inc., New Jersey Resources Corporation, Northwest Natural Gas Company, Piedmont Natural Gas Co., Inc., RGC Resources, Inc., South Jersey Industries, Inc, and WGL Holdings, Inc.
The comparison assumes $100 was invested on December 31, 2005 in our common stock and in each of the foregoing indices and assumes reinvested dividends. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

	2005	2006	2007	2008	2009	2010
Chesapeake	$100	$103	$111	$114	$121	$161
Industry Index	$100	$119	$123	$132	$136	$155
S&P 500 Index	$100	$116	$122	$77	$97	$112

Chesapeake Utilities Corporation 2010 Form 10-K     Page 26

Item 6. Selected Financial Data

For the Years Ended December 31,	2010	2009(2)	2008
Operating(1)
(in thousands)
Revenues
Regulated Energy	$269,934	$139,099	$116,468
Unregulated Energy	146,793	119,973	161,290
Other	10,819	9,713	13,685

Total revenues	$427,546	$268,785	$291,443

Operating income
Regulated Energy	$43,509	$26,900	$24,733
Unregulated Energy	7,908	8,158	3,781
Other	513	(1,322)	(35)

Total operating income	$51,930	$33,736	$28,479

Net income from continuing operations	$26,056	$15,897	$13,607

Assets
(in thousands)
Gross property, plant and equipment	$584,385	$543,905	$381,689
Net property, plant and equipment	$462,757	$436,587	$280,671
Total assets	$670,993	$615,811	$385,795
Capital expenditures (1)	$46,955	$26,294	$30,844

Capitalization
(in thousands)
Stockholders’ equity	$226,239	$209,781	$123,073
Long-term debt, net of current maturities	89,642	98,814	86,422

Total capitalization	$315,881	$308,595	$209,495

Current portion of long-term debt	9,216	35,299	6,656
Short-term debt	63,958	30,023	33,000

Total capitalization and short-term financing	$389,055	$373,917	$249,151

(1)
These amounts exclude the results of distributed energy and water services due to their reclassification to discontinued operations. The Company closed its distributed energy operation in 2007. All assets of all of the water businesses were sold in 2004 and 2003.

(2)
These amounts include the financial position and results of operation of FPU for the period from the merger (October 28, 2009) to December 31, 2009. These amounts also include the effects of acquisition accounting and issuance of Chesapeake common shares as a result of the merger. These amounts may not be indicative of future results due to the inclusion of merger effects. See Item 8 under the heading “Notes to the Consolidated Financial Statements - Note B, Acquisitions and Dispositions” for additional discussions and presentation of pro forma results.

(3)
SFAS No. 123R (now codified within FASB ASC 718, 505 and 260 ) and SFAS No. 158 (codified within FASB ASC 715) were adopted in the year 2006; therefore, they were not applicable for the years prior to 2006.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 27

2007	2006 (3)	2005	2004	2003	2002	2001

$128,850	$124,631	$124,563	$98,139	$92,079	$82,098	$87,444
115,190	94,320	90,995	67,607	59,197	40,728	56,970
14,246	12,249	13,927	12,209	12,292	12,430	13,992

$258,286	$231,200	$229,485	$177,955	$163,568	$135,256	$158,406

$21,809	$18,593	$16,248	$16,258	$16,219	$14,867	$14,060
5,174	3,675	4,197	3,197	4,310	1,158	1,259
1,131	1,064	1,476	722	1,050	580	902

$28,114	$23,332	$21,921	$20,177	$21,579	$16,605	$16,221

$13,218	$10,748	$10,699	$9,686	$10,079	$7,535	$7,341

$352,838	$325,836	$280,345	$250,267	$234,919	$229,128	$216,903
$260,423	$240,825	$201,504	$177,053	$167,872	$166,846	$161,014
$381,557	$325,585	$295,980	$241,938	$222,058	$223,721	$222,229
$30,142	$49,154	$33,423	$17,830	$11,822	$13,836	$26,293

$119,576	$111,152	$84,757	$77,962	$72,939	$67,350	$67,517
63,256	71,050	58,991	66,190	69,416	73,408	48,409

$182,832	$182,202	$143,748	$144,152	$142,355	$140,758	$115,926

7,656	7,656	4,929	2,909	3,665	3,938	2,686
45,664	27,554	35,482	5,002	3,515	10,900	42,100

$236,152	$217,412	$184,159	$152,063	$149,535	$155,596	$160,712

Chesapeake Utilities Corporation 2010 Form 10-K     Page 28

For the Years Ended December 31,	2010	2009(3)	2008
Common Stock Data and Ratios
Basic earnings per share from continuing operations (1)	$2.75	$2.17	$2.00
Diluted earnings per share from continuing operations (1)	$2.73	$2.15	$1.98
Return on average equity from continuing operations (1)	11.6%	11.2%	11.2%
Common equity / total capitalization	71.6%	68.0%	58.7%
Common equity / total capitalization and short-term financing	58.2%	56.1%	49.4%

Book value per share	$23.75	$22.33	$18.03

Market price:
High	$42.200	$35.000	$34.840
Low	$28.010	$22.020	$21.930
Close	$41.520	$32.050	$31.480

Average number of shares outstanding	9,474,554	7,313,320	6,811,848
Shares outstanding at year-end	9,524,195	9,394,314	6,827,121
Registered common shareholders	2,482	2,670	1,914

Cash dividends declared per share	$1.31	$1.25	$1.21
Dividend yield (annualized) (2)	3.2%	3.9%	3.9%
Payout ratio from continuing operations (1) (4)	47.6%	57.6%	60.5%

Additional Data
Customers (5)
Natural gas distribution	120,230	117,887	65,201
Electric distribution	30,966	31,030	—
Propane distribution	48,100	48,680	34,981

Volumes(6)
Natural gas deliveries (in Mcfs)	41,795,438	44,586,158	39,778,067
Electric Distribution (in MWHs)	739,656	105,739	—
Propane distribution (in thousands of gallons)	39,612	32,546	27,956

Heating degree-days (Delmarva Peninsula)
Actual HDD	4,831	4,729	4,431
10-year average HDD (normal)	4,528	4,462	4,401

Propane bulk storage capacity (in thousands of gallons)	3,041	3,042	2,471

Total employees (1) (7)	734	757	448

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

(3)
These amounts include the financial position and results of operation of FPU for the period from the merger closing (October 28, 2009) to December 31, 2009. These amounts also include the effects of acquisition accounting and issuance of Chesapeake common shares as a result of the merger. These amounts may not be indicative of future results due to the inclusion of merger effects. See Item 8 under the heading “Notes to the Consolidated Financial Statements — Note B, Acquisitions and Dispositions” for additional discussions and presentation of pro forma results.

(4)	The payout ratio from continuing operations is calculated by dividing cash dividends declared per share (for the year) by basic earnings per share from continuing operations.

(5)	Customer data for 2009 includes 51,536, 31,030 and 13,651 of natural gas distribution, electric distribution and propane distribution customers, respectively, from FPU.

(6)
Volumes data for 2009 includes 1,109,177 Mcfs, 105,739 MWHs and 1.1 million gallons for natural gas distribution, electric distribution and propane distribution, respectively, delivered by FPU from October 28, 2009 through December 31, 2009

(7)	Total employees for 2009 include 332 FPU employees added to the Company upon the merger, effective October 28, 2009.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 29

2007	2006(8)	2005	2004	2003	2002	2001

$1.96	$1.78	$1.83	$1.68	$1.80	$1.37	$1.37
$1.94	$1.76	$1.81	$1.64	$1.76	$1.37	$1.35
11.5%	11.0%	13.2%	12.8%	14.4%	11.2%	11.1%
65.4%	61.0%	59.0%	54.1%	51.2%	47.8%	58.2%
50.6%	51.1%	46.0%	51.3%	48.8%	43.3%	42.0%

$17.64	$16.62	$14.41	$13.49	$12.89	$12.16	$12.45

$37.250	$35.650	$35.780	$27.550	$26.700	$21.990	$19.900
$28.000	$27.900	$23.600	$20.420	$18.400	$16.500	$17.375
$31.850	$30.650	$30.800	$26.700	$26.050	$18.300	$19.800

6,743,041	6,032,462	5,836,463	5,735,405	5,610,592	5,489,424	5,367,433
6,777,410	6,688,084	5,883,099	5,778,976	5,660,594	5,537,710	5,424,962
1,920	1,978	2,026	2,026	2,069	2,130	2,171

$1.18	$1.16	$1.14	$1.12	$1.10	$1.10	$1.10
3.7%	3.8%	3.7%	4.2%	4.2%	6.0%	5.6%
60.2%	65.2%	62.3%	66.7%	61.1%	80.3%	80.3%

62,884	59,132	54,786	50,878	47,649	45,133	42,741
—	—	—	—	—	—	—
34,143	33,282	32,117	34,888	34,894	34,566	35,530

34,820,050	34,321,160	34,980,939	31,429,494	29,374,818	27,934,715	27,263,542
—	—	—	—	—	—	—
29,785	24,243	26,178	24,979	25,147	21,185	23,080

4,504	3,931	4,792	4,553	4,715	4,161	4,368
4,376	4,372	4,436	4,389	4,409	4,393	4,446

2,441	2,315	2,315	2,045	2,195	2,151	1,958

445	437	423	426	439	455	458

(8)
SFAS No. 123R (now codified within FASB ASC 718, 505 and 260 ) and SFAS No. 158 (codified within FASB ASC 715) were adopted in the year 2006; therefore, they were not applicable for the years prior to 2006.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 30

Management’s Discussion and Analysis

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section provides management’s discussion of Chesapeake and its consolidated subsidiaries, with specific information on results of operations, liquidity and capital resources, as well as discussion on how certain accounting principles affect our financial statements. It includes management’s interpretation of financial results of the Company and its operating segments, the factors affecting these results, the major factors expected to affect future operating results as well as investment and financing plans. This discussion should be read in conjunction with our consolidated financial statements and notes thereto.
Several factors exist that could influence our future financial performance, some of which are described in Item 1A, “Risk Factors.” They should be considered in connection with forward-looking statements contained in this report, or otherwise made by or on behalf of us, since these factors could cause actual results and conditions to differ materially from those set out in such forward-looking statements.
The following discussions and those later in the document on operating income and segment results include use of the term “gross margin.” Gross margin is determined by deducting the cost of sales from operating revenue. Cost of sales includes the purchased cost of natural gas, electricity and propane and the cost of labor spent on direct revenue-producing activities. Gross margin should not be considered an alternative to operating income or net income, which are determined in accordance with GAAP. We believe that gross margin, although a non-GAAP measure, is useful and meaningful to investors as a basis for making investment decisions. It provides investors with information that demonstrates the profitability achieved by the Company under its allowed rates for regulated energy operations and under its competitive pricing structure for unregulated natural gas marketing, and propane distribution operations. Chesapeake’s management uses gross margin in measuring its business units’ performance and has historically analyzed and reported gross margin information publicly. Other companies may calculate gross margin in a different manner.
In addition, certain information is presented, which, for comparison purposes, includes only FPU’s results of operations or exclude FPU’s results from the consolidated results of operations for the periods from the merger closing (October 28, 2009) to December 31, 2009 and in 2010. Certain other information is presented, which, for comparison purposes, excludes all merger-related costs incurred in connection with the FPU merger. Although the non-GAAP measures are not intended to replace the GAAP measures for evaluation of Chesapeake’s performance, we believe that the portions of the presentation which include only the FPU results, or which exclude FPU’s financial results for the post-merger period and merger-related costs provide a helpful comparative basis for investors to understand Chesapeake’s performance.
The following discussion sometimes refers to “legacy Chesapeake” and words of similar import. Such terms and phrases mean our results, excluding the impacts from the FPU merger and merger-related costs
(a) Introduction
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
Our strategy is focused on growing earnings from a stable utility foundation and investing in related businesses and services that provide opportunities for returns greater than traditional utility returns. The key elements of this strategy include:
•	executing a capital investment program in pursuit of organic growth opportunities that generate returns equal to or greater than our cost of capital;

•	expanding the regulated energy distribution and transmission businesses into new geographic areas and providing new services in our current service territories;

•	expanding the propane distribution business in existing and new markets through leveraging our community gas system services and our bulk delivery capabilities;

•	utilizing our expertise across our various businesses to improve overall performance;

•	enhancing marketing channels to attract new customers;

•	providing reliable and responsive customer service to retain existing customers;

•	maintaining a capital structure that enables us to access capital as needed;

•	maintaining a consistent and competitive dividend for shareholders; and

•	creating and maintaining a diversified customer base, energy portfolio and utility foundation.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 31

Management’s Discussion and Analysis
(b) Highlights and Recent Developments
(in thousands except per share)

			Increase			Increase
For the Years Ended December 31,	2010	2009	(decrease)	2009	2008	(decrease)
Net income	$26,056	$15,897	$10,159	$15,897	$13,607	$2,290
Earnings per common stock — diluted	$2.73	$2.15	$0.58	$2.15	$1.98	$0.17

Components of net income:
Legacy Cheapeake	$17,192	$15,303	$1,889	$15,303	$14,299	$1,004
FPU	9,339	1,829	7,510	1,829	—	1,829
Merger-related costs	(475)	(1,235)	760	(1,235)	(692)	(543)

Total	$26,056	$15,897	$10,159	$15,897	$13,607	$2,290

Components of EPS — diluted
Legacy Chesapeake (1)	$2.44	$2.20	$0.24	$2.20	$2.08	$0.12
FPU(2)	$0.34	$0.12	$0.22	$0.12	$0.00	$0.12
Merger-related costs	$(0.05)	$(0.17)	$0.12	$(0.17)	$(0.10)	$(0.07)

Total	$2.73	$2.15	$0.58	$2.15	$1.98	$0.17

(1)	Calculated based on weighted average common shares outstanding for the period, which excludes the shares issued in the FPU merger.

(2)	Represents the additional EPS generated by FPU’s results since the merger.
On October 28, 2009, we completed a merger with FPU. The merger increased our overall presence in Florida by adding approximately 51,000 natural gas distribution customers and 12,000 propane distribution customers to our existing natural gas and propane distribution operations in Florida. We also now serve approximately 31,000 electric distribution customers in northwest and northeast Florida as a result of the merger. FPU’s results have been included in our consolidated results since the completion of the merger.
Excluding the impacts from the FPU merger and merger-related costs, our diluted earnings per share from legacy Chesapeake businesses increased by 11 percent and six percent in 2010 and 2009, respectively, compared to the respective prior year.
The following is a summary of key factors affecting our businesses and their impacts on our results. More detailed discussion and analysis are provided in the “Results of Operations” section. Since FPU’s results for the period prior to the merger were not included in our results, the year-over-year variances resulting from the factors described below as they relate to FPU are limited to the period after the merger.
•
Weather. We measure weather based on the number of heating degree-days (“HDD”) for the natural gas and propane distribution operations and the number of HDD and the number of cooling degree-days (“CDD”) for the electric distribution operation. We use historical averages as the “normal” weather for this analysis.

HDD on the Delmarva Peninsula in 2010 increased by 102, or two percent, compared to 2009, and by 303, or seven percent, compared to normal. HDD on the Delmarva Peninsula in 2009 increased by 298, or seven percent, compared to 2008, and by 267, or six percent, compared to normal. We estimate that colder weather contributed approximately $679,000 and $1.6 million in additional gross margin for our Delmarva natural gas and propane distribution operations in 2010 and 2009, respectively, compared to the respective prior year. We also estimate that the effect of the colder-than-normal temperatures on the Delmarva Peninsula in 2010 was increased gross margin of $1.6 million for our Delmarva natural gas and propane distribution operations.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 32

Management’s Discussion and Analysis

The colder temperatures in 2010 in Florida produced average HDD that were 590, or 65 percent, higher than 2009 and 582, or 63 percent, higher than normal. The average HDD in 2009 and 2008 were fairly consistent and did not fluctuate significantly from the normal weather. The warmer temperatures in the summer of 2010 also produced average CDD for the year that were 89, or three percent, higher than the prior year and 141, or five percent, higher than normal. We estimate that colder weather in the winter months and warmer weather in the summer months contributed approximately $1.4 million in additional gross margin for our Florida natural gas and electric distribution operations in 2010, compared to 2009.

•
Growth. Despite the continued slowdown in growth and overall economic conditions on the Delmarva Peninsula, our Delmarva natural gas distribution operations achieved two percent growth in average residential customers in both 2010 and 2009, compared to the respective prior year. These growth rates exceeded the industry’s growth rates. In addition to the residential growth, in 2010, our Delmarva natural gas distribution operations added 10 large commercial and industrial customers with total expected annual margin of $748,000, as they were able to convert these customers to natural gas from other energy sources due to the pricing advantage of natural gas and its environmentally-friendly features. In total, customer growth for the Delmarva natural gas distribution operations generated additional margin of $1.1 million and $1.2 million in 2010 and 2009, respectively, compared to the respective prior year. The addition of certain industrial customers in 2010 also positioned us to further extend our natural gas distribution and transmission infrastructure in southern Delaware to serve other potential customers in the same area.

ESNG continued to expand its infrastructure and add new transportation services. The additional margin generated from the continued expansions and new services, net of the expired services, was $1.1 million and $1.8 million in 2010 and 2009, respectively, compared to the respective prior year. Although not affecting our results in 2010, ESNG completed the eight-mile mainline extension in December 2010 to interconnect with the TETLP pipeline. ESNG commenced its new transportation services to Chesapeake’s Delaware and Maryland divisions in January 2011. The new transportation services have a three-year phase-in from 19,324 Mcfs per day to 38,647 Mcfs per day, providing estimated annualized margin of $2.4 million in 2011, $3.9 million in 2012 and $4.3 million thereafter.

FPU’s natural gas distribution operation experienced growth in commercial and industrial customers in 2010, which contributed $196,000 in additional margin in 2010. Chesapeake’s Florida natural gas distribution division experienced a slight growth in customers in 2010 after experiencing a net customer loss in 2009, including a loss of three large industrial customers, in Florida in late 2008 and 2009, which decreased its margin by $190,000 in 2009 compared to 2008. Customer growth in the Florida electric and propane distribution operations was flat.

•
Rates and Regulatory Matters. On January 14, 2010, new rates for Chesapeake’s Florida natural gas distribution division became effective. The new rates for Chesapeake’s Florida natural gas distribution division represented an annual rate increase of approximately $2.5 million and generated $2.3 million in increased margin in 2010, net of the impact from the interim rates in 2009, compared to 2009. An annual rate increase of approximately $8.0 million for FPU’s natural gas distribution operation pursuant to the settlement agreement also became effective on January 14, 2010. The Florida PSC previously issued an Order in May 2009, approving a rate increase for FPU’s natural gas distribution operation. The subsequent protest by the Office of Public Counsel of Florida led to this settlement agreement between the Office of Public Counsel and FPU, which the Florida PSC approved in December 2009.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 33

Management’s Discussion and Analysis

The merger with FPU and the purchase of the operating assets of IGC resulted in approximately $34.9 million in purchase premium, which we intend to seek the recovery through rates. We also intend to seek the recovery of approximately $2.2 million in merger-related costs attributed to the natural gas operations. Our Florida natural gas distribution operations are required to submit to the Florida PSC by April 29, 2011 data that details benefits, synergies, cost savings and cost increases resulting from the merger. We are currently in the process of discussing with the Office of Public Counsel and the Florida PSC staff the benefits and cost savings resulted from the merger, current and expected operating results of the regulated operations in Florida, and recovery of the purchase premium and merger-related costs. Our results in 2010 reflect an accrual of $750,000 by FPU’s natural gas distribution operation for the regulatory risk associated with its earnings, merger benefits and recovery of purchase premium and merger-related costs. Also reflected in our 2010 results were approximately $75,000 of the costs associated with these discussions, which were expensed in 2010.

Although not affecting our results in 2010, ESNG filed a proposed rate increase with the FERC on December 30, 2010. ESNG expects this base rate proceeding to be completed in 2011. ESNG expensed approximately $147,000 in costs associated with this filing in 2010.

•
Propane Prices. A sharp decline in propane prices in the winter months when our propane inventory is at its highest level exposes us to inventory valuation risk as GAAP requires us to re-value the propane inventory using the “lower-of-cost-or-market” approach. We have implemented various propane supply and inventory strategies to hedge such risk. In late 2008, a sharp decline in propane prices resulted in inventory and swap valuation adjustments of $1.8 million in 2008, which lowered the propane inventory cost of our Delmarva propane distribution operation during the first half of 2009. The absence of similar inventory valuation adjustments in 2009 and increased margin generated from the low propane cost during the first half of 2009, coupled with sustained retail prices, contributed to increased gross margin of $3.5 million in 2009 compared to 2008 for the Delmarva propane distribution operation. Retail margins returned to more normal levels in 2010.

Continued lack of volatility in wholesale propane prices reduced the opportunities for our propane wholesale marketing subsidiary, Xeron, and decreased its trading volume by 13 percent and 57 percent in 2010 and 2009, respectively, compared to the respective prior year. The lower volumes reduced gross margin by approximately $441,000 and $1.0 million for 2010 and 2009, respectively, over the prior year.

•
Natural Gas Spot Sale Opportunities. Our unregulated natural gas marketing subsidiary, PESCO, entered into spot sales in 2009 with a refinery on the Delmarva Peninsula, which contributed significantly to PESCO’s gross margin increase of $1.0 million in 2009. The absence of spot sales opportunities to the same customer in 2010 reduced PESCO’s margin in 2010, compared to 2010. Spot sales are not predictable, and, therefore, are not included in our long-term financial plans or forecasts.

•
Interest Rates. We continued to experience low short-term interest rates throughout 2010 and 2009 as our short-term weighted average interest rate approximated 1.77 percent in 2010, 1.28 percent in 2009, and 2.79 percent in 2008. The level of our short-term borrowings in 2010 increased over 2009 as we used a new short-term term loan facility to finance the redemption of $29.1 million of FPU’s 6.85 percent and 4.90 percent secured first mortgage bonds prior to their respective maturities. The level of our short-term borrowings in 2009 was reduced by the placement of $30.0 million of 5.93 percent unsecured senior notes in October 2008 and a decline in working capital requirements due to lower commodity prices, lower trading volume by the propane wholesale marketing subsidiary, lower income tax payments from bonus depreciation and the timing of our capital expenditures.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 34

Management’s Discussion and Analysis
•
Advanced Information Services. Our advanced information services subsidiary, BravePoint, generated $759,000 in operating income in 2010, compared to an operating loss of $229,000 in 2009. Increased billable consulting hours in 2010 and cost containment actions implemented throughout 2009 contributed to the increased operating results.

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
Regulatory Assets and Liabilities
As a result of the ratemaking process, we record certain assets and liabilities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 980, “Regulated Operations,” consequently, the accounting principles applied by our regulated energy businesses differ in certain respects from those applied by the unregulated businesses. Costs are deferred when there is a probable expectation that they will be recovered in future revenues as a result of the regulatory process. As more fully described in Item 8 under the heading “Notes to the Consolidated Financial Statements — Note A, Summary of Accounting Policies,” we have recorded regulatory assets of $23.9 million and regulatory liabilities of $47.8 million, at December 31, 2010. If we were required to terminate application of this Topic, we would be required to recognize all such deferred amounts as a charge or a credit to earnings, net of applicable income taxes. Such an adjustment could have a material effect on our results of operations.
Valuation of Environmental Assets and Liabilities
As more fully described in Item 8 under the heading “Notes to the Consolidated Financial Statements — Note P, Environmental Commitments and Contingencies,” we have completed our responsibilities related to one environmental site and are currently participating in the investigation, assessment or remediation of seven other former MGP sites. Amounts have been recorded as environmental liabilities and associated environmental regulatory assets based on estimates of future costs provided by independent consultants. There is uncertainty in these amounts, because the United States Environmental Protection Agency (“EPA”), or other applicable state environmental authority, may not have selected the final remediation methods. In addition, there is uncertainty with regard to amounts that may be recovered from other potentially responsible parties.
Since we believe that recovery of these expenditures, including any litigation costs, is probable through the regulatory process, we have recorded a regulatory asset and corresponding environmental liability. At December 31, 2010, we have recorded environmental regulatory and other assets of $7.5 million and a liability of $12.0 million for environmental costs.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 35

Management’s Discussion and Analysis
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
The following is a review of our use of derivative instruments at December 31, 2010 and 2009:
•
During 2010 and 2009, our natural gas distribution, electric distribution, propane distribution and natural gas marketing operations entered into physical contracts for the purchase or sale of natural gas, electricity and propane. These contracts either did not meet the definition of derivatives as they did not have a minimum requirement to purchase/sell or were considered “normal purchases and sales” as they provided for the purchase or sale of natural gas, electricity or propane to be delivered in quantities expected to be used and sold by our operations over a reasonable period of time in the normal course of business. Accordingly, these contracts were accounted for on an accrual basis of accounting.

•
During 2010 and 2009, the propane distribution operation entered into a put option to protect it from the impact of price decreases on the Pro-Cap (propane price-cap) Plan that we offer to customers. We accounted for the put option on a mark-to-market basis and recorded a loss of $168,000 and $41,000, at December 31, 2010 and 2009, respectively.

•
Xeron, our propane wholesale marketing subsidiary, enters into forward, futures and other contracts that are considered derivatives. These contracts are marked-to-market, using prices at the end of each reporting period, and unrealized gains or losses are recorded in the Consolidated Statement of Income as revenue or expense. These contracts generally mature within one year and are almost exclusively for propane commodities. For the years ended December 31, 2010 and 2009, these contracts had net unrealized gains of $284,000 and net unrealized losses of $1.6 million, respectively.

Operating Revenues
Revenues for our natural gas and electric distribution operations are based on rates approved by the PSCs of the jurisdictions in which we operate. The natural gas transmission operation’s revenues are based on rates approved by the FERC. Customers’ base rates may not be changed without formal approval by these commissions. The PSCs, however, have authorized our regulated operations to negotiate rates, based on approved methodologies, with customers that have competitive alternatives. The FERC has also authorized ESNG to negotiate rates above or below the FERC-approved maximum rates, which customers can elect as an alternative to negotiated rates.
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
The propane wholesale marketing operation records trading activity for open contracts on a net mark-to-market basis in our statement of income. For certain propane distribution customers without meters and advanced information services customers, we record revenue in the period the products are delivered and/or services are rendered.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 36

Management’s Discussion and Analysis
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
We charge flexible rates to industrial interruptible customers on our natural gas distribution systems to compete with the price of alternative fuel that they can use. Neither we nor any of our interruptible customers is contractually obligated to deliver or receive natural gas on a firm service basis.
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
Pension and Other Postretirement Benefits
Pension and other postretirement plan costs and liabilities are determined on an actuarial basis and are affected by numerous assumptions and estimates including the market value of plan assets, estimates of the expected returns on plan assets, assumed discount rates, the level of contributions made to the plans, and current demographic and actuarial mortality data. The assumed discount rates and the expected returns on plan assets are the assumptions that generally have the most significant impact on the pension costs and liabilities. The assumed discount rates, the assumed health care cost trend rates and the assumed rates of retirement generally have the most significant impact on our postretirement plan costs and liabilities. Additional information is presented in Item 8 under the heading “Notes to the Consolidated Financial Statements — Note M, Employee Benefit Plans,” including plan asset investment allocation, estimated future benefit payments, general descriptions of the plans, significant assumptions, the impact of certain changes in assumptions, and significant changes in estimates.
The total pension and other postretirement benefit costs included in operating income were $2.0 million, $892,000 and $537,000, in 2010, 2009 and 2008, respectively. We expect to record pension and postretirement benefit costs of approximately $2.0 million for 2011, of which $455,000 are settlement losses related to lump-sum distributions we expect to make during 2011, from the Chesapeake Pension Plan and the Chesapeake SERP related to the retirement of our former Chief Executive Officer, who retired in January 2011. Actuarial assumptions affecting 2011 include expected long-term rates of return on plan assets of 6.0 percent and 7.0 percent for Chesapeake’s pension plan and FPU’s pension plan, respectively, and discount rates of 5.00 percent and 5.25 percent for Chesapeake’s plans and FPU’s plans, respectively. The discount rate for each plan was determined by management considering high quality corporate bond rates based on Moody’s Aa bond index, the Citigroup yield curve, changes in those rates from the prior year, and other pertinent factors, such as the expected lives of the plans and the lump-sum payment option.
Actual changes in the fair value of plan assets and the differences between the actual return on plan assets and the expected return on plan assets could have a material effect on the amount of pension and postretirement benefit costs that we ultimately recognize. A 0.25 percent increase in the discount rate could decrease our pension and postretirement costs by approximately $98,000 and a decrease of 0.25 percent could increase our pension and postretirement costs by $123,000. A 0.25 percent increase in the rate of return would decrease our pension cost by approximately $112,000, and a decrease of 0.25 percent could increase our pension cost by approximately $117,000 and will not have an impact on postretirement and SERP plans because these plans are not funded.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 37

Management’s Discussion and Analysis
Acquisition Accounting
The merger with FPU and other acquisitions were accounted for under the acquisition method of accounting, with Chesapeake treated as the acquirer. The acquisition method of accounting requires, among other things, that the assets acquired and liabilities assumed in the merger be recognized at their fair value as of the acquisition date. It also establishes that the consideration transferred be measured at the closing date of the merger at the then-current market price. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, market participants are assumed to be buyers and sellers in the principal (or the most advantageous) market for the asset or liability and fair value measures for an asset assume the highest and best use by those market participants, rather than our intended use of those assets. In estimating the fair value of the assets and liabilities subject to rate regulation, we considered the nature of the assets and liabilities and the regulatory mechanism for recovery, to which these assets and liabilities are subject, as a factor in determining their appropriate fair value. We also considered the existence of a regulatory process that would allow, or sometimes require, regulatory assets and liabilities to be established to offset the fair value adjustment to certain assets and liabilities subject to rate regulation. If a regulatory asset or liability should be established to offset the fair value adjustment based on the current regulatory process, as was the case for fuel contracts and long-term debt, we did not “gross-up” our balance sheet to reflect the fair value adjustment and corresponding regulatory asset/liability, because such “gross-up” would not have resulted in a change to our value of net assets and future earnings.
The acquisition method of accounting also requires acquisition-related costs to be expensed in the period in which those costs are incurred, rather than including them as a component of consideration transferred. It also prohibits an accrual of certain restructuring costs at the time of the merger for the acquiree. As we intend to seek recovery in future rates in Florida of a certain portion of the purchase premium paid and merger-related costs incurred, we also considered the impact of ASC Topic 980, “Regulated Operations,” in determining proper accounting treatment for the merger-related costs. We deferred a certain portion of the total costs incurred as a regulatory asset, which represents our best estimate of the costs, which we expect to be permitted to recover when we complete the appropriate rate proceedings based on similar proceedings in Florida in the past. The remaining costs have been expensed.
(d)	Results of Operations
(in thousands except per share)

			Increase			Increase
For the Years Ended December 31,	2010	2009	(decrease)	2009	2008	(decrease)
Business Segment:
Regulated Energy	$43,509	$26,900	$16,609	$26,900	$24,733	$2,167
Unregulated Energy	7,908	8,158	(250)	8,158	3,781	4,377
Other	513	(1,322)	1,835	(1,322)	(35)	(1,287)

Operating Income	51,930	33,736	18,194	33,736	28,479	5,257

Other Income	195	165	30	165	103	62
Interest Charges	9,146	7,086	2,060	7,086	6,158	928
Income Taxes	16,923	10,918	6,005	10,918	8,817	2,101

Net Income	$26,056	$15,897	$10,159	$15,897	$13,607	$2,290

Earnings Per Share of Common Stock
Basic	$2.75	$2.17	$0.58	$2.17	$2.00	$0.17
Diluted	$2.73	$2.15	$0.58	$2.15	$1.98	$0.17

Chesapeake Utilities Corporation 2010 Form 10-K     Page 38

Management’s Discussion and Analysis
2010 compared to 2009
Our net income increased by approximately $10.2 million, or $0.58 per share (diluted) in 2010, compared to 2009. Chesapeake’s legacy businesses, which exclude the FPU business and merger-related costs, generated an increase in net income of $1.9 million, or $0.24 per share (diluted) in 2010. The $0.24 per share increase in diluted earnings per share by Chesapeake’s legacy businesses in 2010, which is calculated based on weighted average common shares outstanding, exclusive of the shares issued in the FPU merger, represents 11-percent growth from 2009. Continued growth and expansions of our natural gas distribution and transmission businesses and propane distribution business on the Delmarva Peninsula, the rate increase in Chesapeake’s Florida natural gas distribution division, favorable weather impact and improved results in our advanced information services business contributed to this increase. These increases were partially offset by a decline in earnings from our natural gas marketing business, due primarily to the absence of spot sales to one industrial customer, and our propane wholesale marketing business. FPU’s results, which have been included in our consolidated results since the completion of the merger on October 28, 2009, added $7.5 million to our consolidated net income in 2010, which generated an increase of $0.22 per share (diluted) in 2010. A decrease in FPU merger-related costs also added $0.12 per share (diluted) to the increase in 2010.
The following table illustrates the effect of the merger on our results for the year ended December 31, 2010 and December 31, 2009.

	2010			2009
	Chesapeake,		Chesapeake	Chesapeake,		Chesapeake
For the Years Ended December 31,	excluding FPU	FPU	Total	excluding FPU	FPU(1)	Total
(in thousands)

Operating Income (Loss)
Regulated Energy	$26,711	$16,798	$43,509	$23,908	$2,992	$26,900
Unregulated Energy	6,335	1,573	7,908	7,605	553	8,158
Other, including merger-related costs	513	—	513	(1,322)	—	(1,322)

Operating Income	33,559	18,371	51,930	30,191	3,545	33,736

Other Income, net of expenses	48	147	195	58	107	165
Interest Charges	5,752	3,394	9,146	6,345	741	7,086
Income Taxes	11,138	5,785	16,923	9,836	1,082	10,918

Net Income	$16,717	$9,339	$26,056	$14,068	$1,829	$15,897

(1)	FPU operating results are for the period from the merger closing (October 28, 2009) to December 31, 2009
2009 compared to 2008
Our net income increased by approximately $2.3 million, or $0.17 per share (diluted), in 2009, compared to 2008. Excluding FPU’s results and the merger-related costs, Chesapeake’s legacy businesses generated an increase in net income of $1.0 million, or $0.12 per share (diluted) in 2009. This increase in the diluted earnings per share, which is calculated based on weighted average common shares outstanding, exclusive of the shares issued in the FPU merger, represents five-percent growth in 2009. Continued growth and expansions in our natural gas distribution and transmission businesses on the Delmarva Peninsula, and increased retail margins in the propane distribution business, favorable weather impact and spot sale opportunities by our natural gas marketing business contributed to this increase. FPU’s net income included in our consolidated results in 2009, which represents its net income since the completion of the merger, was $1.8 million, generating an additional $0.12 per share (diluted).

Chesapeake Utilities Corporation 2010 Form 10-K     Page 39

Management’s Discussion and Analysis
The following table illustrates the effect of the merger on our results for the year ended December 31, 2009 and the results in 2008.

	2009			2008
	Chesapeake,		Chesapeake	Chesapeake,		Chesapeake
For the Years Ended December 31,	excluding FPU	FPU(1)	Total	excluding FPU	FPU	Total
(in thousands)

Operating Income (Loss)
Regulated Energy	$23,908	$2,992	$26,900	$24,733	$0	$24,733
Unregulated Energy	7,605	553	8,158	3,781	—	3,781
Other	(1,322)	—	(1,322)	(35)	—	(35)

Operating Income	30,191	3,545	33,736	28,479	0	28,479

Other Income, net of expenses	58	107	165	103	—	103
Interest Charges	6,345	741	7,086	6,158	—	6,158
Income Taxes	9,836	1,082	10,918	8,817	—	8,817

Net Income	$14,068	$1,829	$15,897	$13,607	$0	$13,607

(1)	FPU operating results are for the period from the merger closing (October 28, 2009) to December 31, 2009

Chesapeake Utilities Corporation 2010 Form 10-K     Page 40

Management’s Discussion and Analysis
Regulated Energy

			Increase			Increase
For the Years Ended December 31,	2010	2009	(decrease)	2009	2008	(decrease)
(in thousands)

Revenue	$269,934	$139,099	$130,835	$139,099	$116,468	$22,631
Cost of sales	144,217	64,803	79,414	64,803	54,789	10,014

Gross margin	125,717	74,296	51,421	74,296	61,679	12,617

Operations & maintenance	56,338	32,569	23,769	32,569	25,369	7,200
Depreciation & amortization	17,038	8,866	8,172	8,866	6,694	2,172
Other taxes	8,832	5,961	2,871	5,961	4,883	1,078

Other operating expenses	82,208	47,396	34,812	47,396	36,946	10,450

Operating Income	$43,509	$26,900	$16,609	$26,900	$24,733	$2,167

Weather and Customer Analysis

			Increase			Increase
For the Years Ended December 31,	2010	2009	(decrease)	2009	2008	(decrease)
Delmarva Peninsula
Actual HDD	4,831	4,729	102	4,729	4,431	298
10-year average HDD	4,528	4,462	66	4,462	4,401	61

Estimated gross margin per HDD	$1,995	$2,429	$(434)	$2,429	$1,937	$492

Florida
Actual HDD	1,501	911	590	911	851	60
10-year average HDD	919	863	56	863	848	15

Actual CDD	2,859	2,770	89	2,770	2,553	217
10-year average CDD	2,718	2,694	24	2,694	2,687	7

Average number of residential customers
Delmarva natural gas distribution	47,638	46,717	921	46,717	45,570	1,147
Florida natural gas distribution(1)	61,053	60,048	1,005	60,048	13,373	46,675
Florida electric distribution (1)	23,589	23,679	(90)	23,679	—	23,679

Total	132,280	130,444	1,836	130,444	58,943	71,501

(1)	Average number of residential customers for FPU are included in 2010 and 2009.
2010 Compared to 2009
Operating income for the regulated energy segment increased by approximately $16.6 million, or 62 percent, in 2010, compared to 2009, which was generated from a gross margin increase of $51.4 million, offset partially by an operating expense increase of $34.8 million. Our 2010 results include 12 months of FPU’s results, whereas 2009 includes only two months.
Gross Margin
Gross margin for our regulated energy segment increased by $51.4 million, or 69 percent. Of the $51.4 million increase, Chesapeake’s legacy regulated energy businesses generated $5.2 million of the increase, or 10 percent. FPU’s natural gas and electric distribution operations contributed $46.2 million of this increase. FPU’s results in 2009 have been included in our results since the completion of the merger on October 28, 2009. Our results for 2010 included FPU’s results for the full year.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 41

Management’s Discussion and Analysis
The natural gas distribution operations for the Delmarva Peninsula generated an increase in gross margin of $1.4 million in 2010. The factors contributing to this increase were as follows:
•
$1.1 million of the gross margin increase was a result of a two-percent increase in residential customers as well as additional growth in commercial and industrial customers on the Delmarva Peninsula. Residential, commercial and industrial growth by our Delaware division generated $525,000, $163,000 and $313,000, respectively, of the gross margin increase, and the customer growth by our Maryland division contributed $97,000 to the gross margin increase. In 2010, our Delmarva natural gas distribution operations also added 10 large commercial and industrial customers with total expected annualized margin of $748,000, of which $196,000 has been reflected in 2010’s results. The addition of certain industrial customers in 2010 also positioned us to further extend our natural gas distribution and transmission infrastructure in southern Delaware to serve other potential customers in the same area.

•
Colder weather on the Delmarva Peninsula generated an additional $365,000 to gross margin as heating degree-days increased by 102, or two percent, in 2010, compared to 2009. This increased gross margin is primarily related to our Delaware division, as residential heating rates for our Maryland division are weather-normalized, and we typically do not experience an impact on gross margin from the weather for our residential customers in Maryland.

•	A decline in non-weather-related customer consumption, primarily by residential customers of our Delaware division, decreased gross margin by $111,000.
Our Florida natural gas distribution operations experienced an increase in gross margin of $33.5 million in 2010. The factors contributing to this increase were as follows:
•
FPU’s natural gas distribution operation generated $37.1 million in gross margin for 2010, which includes $148,000 of gross margin generated by the purchase of operating assets from IGC whose operating assets were purchased by FPU on August 9, 2010. Included in gross margin from FPU’s natural gas distribution operation in 2009 was $6.4 million. Gross margin from FPU’s natural gas distribution operation in 2010 was positively affected by an annual rate increase of approximately $8.0 million, effective January 14, 2010, colder temperatures in Florida and growth in commercial and industrial customers. Included in gross margin from FPU’s natural gas distribution operation was the impact of a $750,000 accrual related to the regulatory risk associated with its earnings, merger benefits and recovery of purchase premium. FPU is required to detail known benefits, synergies, cost savings and cost increases resulting from the merger and present the information in the “come-back” filing to the Florida PSC by April 29, 2011 (within 18 months of the merger). We are currently in discussions with the Office of Public Counsel and the Florida PSC staff regarding the benefits and cost savings of the merger, current and expected earnings levels as well as the recovery of approximately $34.9 million in purchase premium and $2.2 million in merger-related costs. We recorded this accrual based on our assessment of FPU’s current earnings, the regulatory environment in Florida and progress of the current discussions.

•
Gross margin from Chesapeake’s Florida division increased by $2.9 million, primarily as a result of an annual rate increase of approximately $2.5 million, which became effective on January 14, 2010. The colder temperatures in 2010 also generated an additional $247,000 in gross margin in 2010, compared to 2009.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 42

Management’s Discussion and Analysis
The natural gas transmission operations achieved gross margin growth of $952,000 in 2010. The factors contributing to this increase were as follows:
•
New transportation services implemented by ESNG in November 2009, May 2010 and November 2010 as a result of its system expansion projects generated an additional $1.1 million to gross margin in 2010, compared to 2009. These expansion projects added 9,623 Mcfs of service per day with estimated annual gross margin of $1.6 million, of which $1.2 million has been reflected in 2010’s results.

•
New firm transportation service for an industrial customer for the period from November 2009 to October 2012 provided an additional 9,662 Mcfs per day for the period January 1, 2010 through February 5, 2010, and an additional 2,705 Mcfs per day for the period February 6, 2010 through October 31, 2010. These new services added $329,000 to gross margin for 2010. Partially offsetting the additional gross margin generated by this new firm transportation service was the margin of $232,000 in 2009 from the temporary interruptible service provided to the same customer. This temporary increase in service did not occur in 2010.

•
ESNG changed its rates effective April 2009 to recover specific project costs in accordance with the terms of precedent agreements with certain customers. These rates generated $508,000 and $381,000 in gross margin in 2010 and 2009, respectively. ESNG and the customers agreed to shorten the recovery period, starting in March 2011.

•
Offsetting the foregoing increases to gross margin, ESNG received notices from two customers of their intentions not to renew their firm transportation service contracts, which expired in November 2009 and April 2010, decreasing gross margin by $341,000 for 2010.

•
Although not affecting our results in 2010, ESNG completed the eight-mile mainline extension in December 2010 to interconnect with the TETLP pipeline. ESNG commenced its new transportation services to Chesapeake’s Delaware and Maryland divisions in January 2011. These new services have a three-year phase-in from 19,324 Mcfs per day to 38,647 Mcfs per day, providing estimated gross margin of $2.4 million in 2011, $3.9 million in 2012 and $4.3 million thereafter.

Our Florida electric distribution operation, which was acquired in the FPU merger, generated gross margin of $18.4 million in 2010, compared to $2.8 million in gross margin generated in 2009. FPU’s results in 2009 were included in our results only after the completion of the merger in 2009. Gross margin from our electric distribution operation was positively affected by colder temperatures in the winter months and warmer temperatures in the summer months in 2010.
Other Operating Expenses
Other operating expenses for the regulated energy segment increased by $34.8 million, or 73 percent, in 2010, of which $32.4 million was related to other operating expenses of FPU. The remaining increase of $2.4 million or a five percent increase from other operating expenses in 2009, exclusive of other operating expenses of FPU, was due primarily to the following factors:
•	Payroll and benefits increased by $705,000 due primarily to annual salary increases and incentive pay as a result of improved performance.

•	Depreciation and asset removal costs increased by $518,000 as a result of our increased capital investments made in 2010 and 2009 to support growth.

•
Regulatory expenses increased by $349,000 due primarily to costs associated with ESNG’s recent rate case filing and ongoing regulatory discussions involving the merger impact and recovery of the purchase premium in Florida.

•	Non-income-taxes increased by $63,000 due primarily to increased gross receipt tax.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 43

Management’s Discussion and Analysis
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
The natural gas distribution operations for the Delmarva Peninsula generated an increase in gross margin of $1.3 million in 2009. The factors contributing to this increase were as follows:
•
The Delmarva natural gas distribution operations experienced growth in residential, commercial, and industrial customers, which contributed $471,000, $149,000 and $589,000, respectively, to the gross margin increase, in spite of the continued slowdown in the new housing construction and industrial growth in the region. A two-percent residential customer growth experienced by the Delmarva natural gas distribution operation in 2009 was lower than the growth experienced in recent years.

•	Colder weather on the Delmarva Peninsula contributed $449,000 to the increased gross margin, as HDD increased by 298, or seven percent, compared to 2008.

•
The Delaware division’s new rate structure allows collection of miscellaneous service fees of $256,000, which, although not representing additional revenue, were previously offset against other operating expenses.

•	Interruptible sales to industrial customers decreased in 2009 due to a reduction in the price of alternative fuels, which reduced gross margin by $355,000.

•	Non-weather related customer consumption decreased in 2009, which reduced gross margin by $187,000.
Chesapeake’s Florida natural gas distribution operation experienced a decrease in gross margin of $333,000, in 2009. This decrease was attributable to reduced consumption by residential and non-residential customers and the loss of three industrial customers, one in 2008 and two in 2009, due to adverse economic conditions in the region. This decrease was partially offset by an increase in gross margin of $99,000 due to implementation of interim natural gas rates in the third quarter of 2009.
The natural gas transmission operations achieved gross margin growth of $2.5 million in 2009. The factors contributing to this increase were as follows:
•
New long-term transmission services implemented by ESNG in November of 2008 and 2009, which provided for an additional 5,459 Mcfs per day and 3,976 Mcfs per day, respectively, added $939,000 to gross margin in 2009.

•
New firm transmission services provided to an industrial customer for the period of February 6, 2009 through October 31, 2009, provided for an additional 6,957 Mcfs per day and added $574,000 to gross margin. In addition, ESNG entered into two additional firm transmission service agreements with this customer for: (1) 6,006 Mcfs per day from November 1, 2009 through November 30, 2009, which added $56,000 to gross margin for 2009; and (2) 9,662 Mcfs per day from November 1, 2009 through October 31, 2012, which added $181,000 to gross margin in 2009. These services generate annual gross margin of $1.1 million.

•
In April 2009, ESNG changed its rates to recover specific project costs in accordance with the terms of precedent agreements with certain customers. These new rates generated $381,000 in gross margin for 2009 and will contribute $516,000 annually thereafter for a period of 20 years.

•
During January 2009, PIPECO, our intrastate pipeline subsidiary in Florida, began to provide natural gas transmission service to a customer under a 20-year contract. This agreement contributed $264,000 to gross margin in 2009.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 44

Management’s Discussion and Analysis
Other Operating Expenses
Other operating expenses for the regulated energy segment increased by $10.4 million, of which $6.2 million was related to other operating expenses of FPU for the period from the merger closing (October 28, 2009) to December 31, 2009. The remaining increase in other operating expenses was due primarily to the following factors:
•
Depreciation expense, asset removal costs and property taxes, collectively, increased by approximately $1.4 million as a result of our continued capital investments to support customer growth. Depreciation expense for 2008 also includes a $305,000 depreciation credit as a result of the Delaware negotiated rate settlement agreement in the third quarter of 2008, of which $295,000 was related to depreciation for the months of October through December 2007.

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

•
Corporate overhead allocated to the regulated energy segment increased by approximately $722,000 due to the overall increase in corporate overhead costs. This increase was related primarily to increased payroll and benefits and increased costs associated with investor relations and financial reporting activities.

Unregulated Energy

			Increase			Increase
For the Years Ended December 31,	2010	2009	(decrease)	2009	2008	(decrease)
(in thousands)

Revenue	$146,793	$119,973	$26,820	$119,973	$161,290	$(41,317)
Cost of sales	110,680	90,408	20,272	90,408	138,302	(47,894)

Gross margin	36,113	29,565	6,548	29,565	22,988	6,577

Operations & maintenance	23,140	18,016	5,124	18,016	16,322	1,694
Depreciation & amortization	3,433	2,415	1,018	2,415	2,024	391
Other taxes	1,632	976	656	976	861	115

Other operating expenses	28,205	21,407	6,798	21,407	19,207	2,200

Operating Income	$7,908	$8,158	$(250)	$8,158	$3,781	$4,377

Weather Analysis — Delmarva

			Increase			Increase
For the Years Ended December 31,	2010	2009	(decrease)	2009	2008	(decrease)

Actual HDD	4,831	4,729	102	4,729	4,431	298
10-year average HDD	4,528	4,462	66	4,462	4,401	61

Estimated gross margin per HDD	$2,415	$3,083	$(668)	$3,083	$2,465	$618

Chesapeake Utilities Corporation 2010 Form 10-K     Page 45

Management’s Discussion and Analysis
2010 Compared to 2009
Operating income for the unregulated energy segment decreased by approximately $250,000, or three percent, in 2010 compared to 2009, which was attributable to an increase in gross margin of $6.5 million, offset by an increase in other operating expenses of $6.8 million. A decline in operating income for the unregulated energy segment is largely attributable to the natural gas marketing business, which experienced a decrease in gross margin due primarily to the absence of spot sales to one industrial customer.
Gross Margin
Gross margin for our unregulated energy segment increased by $6.5 million, or 22 percent, for 2010, compared to the same period in 2009.
Our Delmarva propane distribution operation generated a gross margin increase of $1.0 million, as a result of the following factors:
•
Retail volumes sold increased by 1.6 million gallons, or seven percent, in 2010, which generated additional gross margin of $1.1 million. The addition of 436 community gas system customers and 1,000 other customers acquired in February 2010 as part of the purchase of the operating assets of a propane distributor serving Northampton and Accomack Counties in Virginia contributed approximately 38% of this increase. The two-percent colder weather in 2010, compared to 2009, generated additional margin of $314,000. Timing of propane deliveries to our bulk customers contributed to the remaining increase in gross margin due to an increase in retail volumes.

•	Other fees increased by $340,000 in 2010 driven by increased customer participation in various customer pricing programs.

•
Retail margin per gallon decreased in 2010, compared to 2009, and decreased gross margin by $399,000. Retail margin during the first half of 2009 benefited from the inventory valuation adjustment recorded in late 2008 which lowered the propane inventory costs and, therefore, increased retail margins during the first half of 2009. Retail margins for the second half of 2010 returned to more normal levels. Retail margins in the second half of 2010 increased from the same period in 2009, partially offsetting the impact of the decrease in the first half of the year.

Our Florida propane distribution operation generated $9.4 million in 2010, compared to $3.2 million in 2009. The 2009 results include FPU’s results for the two months after the completion of the merger. Also included in the gross margin increase for 2010 was approximately $767,000 in increased merchandise sales from FPU.
Gross margin for Xeron, our propane wholesale marketing operation, decreased by $441,000 in 2010 compared to 2009. Xeron’s trading volumes decreased by 13 percent in 2010 compared to 2009.
In 2010, gross margin for our unregulated natural gas marketing subsidiary, PESCO, decreased by $1.0 million. In 2009, PESCO benefited from increased spot sales on the Delmarva Peninsula. Spot sales decreased in 2010, due primarily to one industrial customer. Spot sales are not predictable and, therefore, are not included in our long-term financial plans or forecasts.
Other Operating Expenses
Total other operating expenses for the unregulated energy segment increased by $6.8 million in 2010. The Florida distribution operation and FPU’s merchandise activities contributed $6.0 million to this increase. Included in other operating expenses for the Florida propane distribution operation in 2010 was approximately $370,000 expensed in the third and fourth quarters of 2010 for the settlement of a class action complaint (See Item 8 under the heading “Notes to the Consolidated Financial Statements — Note Q, “Other Commitments and Contingencies”). The remaining increase of $771,000 in other operating expenses was due primarily to increased payroll and benefit costs, higher non-income taxes due to increased sales taxes and increased propane delivery costs, partially offset by a decrease in bad debt expenses as a result of expanded credit and collection initiatives by PESCO.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 46

Management’s Discussion and Analysis
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
PESCO, our natural gas marketing operation, experienced an increase in gross margin of $1.0 million in 2009. PESCO increased its sales volumes by 13 percent in 2009 compared to 2008, as it benefited from increased spot sale opportunities on the Delmarva Peninsula during 2009, which contributed significantly to the gross margin increase. Spot sales are opportunistic and unpredictable, and their future availability is highly dependent upon market conditions.
The propane distribution operation, excluding FPU, increased its gross margin by $4.8 million. The absence of inventory valuation adjustments in 2009 and lower propane costs, coupled with sustained retail prices, contributed $3.5 million of the gross margin increase. A sharp decline in propane prices in late 2008 resulted in a loss associated with the inventory and swap valuation adjustments of $1.8 million in 2008. These inventory adjustments in 2008 and relatively low propane prices during the first half of 2009 enabled the Delmarva propane distribution operation to keep its propane cost low. Colder weather on the Delmarva Peninsula in 2009 increased gross margin by $1.2 million, as temperatures were seven percent colder in 2009, compared to 2008. Gross margin for the Florida propane distribution operation in 2009 remained unchanged from 2008 as increased margins per retail gallon were offset by a decline in residential and non-residential consumption.
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
Other Operating Expenses
Total other operating expenses for the unregulated energy segment increased by $2.2 million in 2009, of which $1.2 million was related to other operating expenses of FPU during the period from the merger closing (October 28, 2009) to December 31, 2009. The remaining increase in other operating expenses was due primarily to the following factors:
•	Payroll costs increased by $301,000 in 2009 compared to 2008 due to annual salary increases.

•	Benefit costs increased by $167,000, due primarily to increased pension costs in 2009 as a result of the decline in the value of pension plan assets.

•	Depreciation expense increased by $249,000 as we continued to make capital investments in the propane distribution operations.

•	Additional costs of approximately $115,000 were incurred in 2009 to maintain propane tanks.

•
Corporate overhead costs allocated to the unregulated energy segment increased by approximately $568,000 due to the overall increase in administrative payroll and benefits and increased costs associated with investor relations and financial reporting activities.

•	These increases were partially offset by lower vehicle-related costs of $176,000, due primarily to a decrease in the cost of fuel.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 47

Management’s Discussion and Analysis
Other

			Increase			Increase
For the Years Ended December 31,	2010	2009	(decrease)	2009	2008	(decrease)
(in thousands)

Revenue	$13,142	$11,998	$1,144	$11,998	$15,373	$(3,375)
Cost of sales	6,316	6,036	280	6,036	8,034	(1,998)

Gross margin	6,826	5,962	864	5,962	7,339	(1,377)

Operations & maintenance	4,766	4,859	(93)	4,859	5,206	(347)
Transaction-related costs	660	1,478	(818)	1,478	1,153	325
Depreciation & amortization	289	310	(21)	310	290	20
Other taxes	600	640	(40)	640	728	(88)

Other operating expenses	6,315	7,287	(972)	7,287	7,377	(90)

Operating Income — Other	511	(1,325)	1,836	(1,325)	(38)	(1,287)
Operating Income — Eliminations	2	3	(1)	3	3	—

Operating Income	$513	$(1,322)	1,835	$(1,322)	$(35)	$(1,287)

2010 Compared to 2009
Operating income for the “Other” segment increased by approximately $1.8 million in 2010, compared to 2009. The increase in operating income was attributable to a gross margin increase of $864,000 and a $972,000 decrease in operating expenses.
Gross margin
The period-over-period increase in gross margin of $864,000 for our “Other” segment was generated by our advanced information services subsidiary’s increase in revenue and gross margin from its professional database monitoring and support solution services and higher consulting revenues as a result of a seven-percent increase in the number of billable consulting hours in 2010 compared to 2009.
Operating expenses
Other operating expenses decreased by $972,000 in 2010 compared to 2009. The decrease in operating expenses was attributable primarily to an $818,000 decrease in merger-related costs expensed in 2010 compared to 2009.
2009 compared to 2008
Operating loss for the “Other” segment increased by approximately $1.3 million in 2009 compared to 2008. The increased loss was attributable primarily to the gross margin decrease of $1.4 million in the advanced information services operation.
Gross margin
The period-over-period decrease in gross margin for the “Other” segment was a result of a decrease in consulting revenues by the advanced information services subsidiary due primarily to a 28-percent decrease in the number of billable consulting hours, coupled with a decline in training revenues. The reduction in the number of billable consulting hours was a result of economic conditions. The decrease in consulting revenues was partially offset by an increase of $218,000 from BravePoint’s professional database monitoring and support solution services, and increased product sales of $140,000.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 48

Management’s Discussion and Analysis
Operating expenses
Other operating expenses decreased by $90,000 in 2009. The decrease in operating expenses was attributable primarily to the cost containment actions, including layoffs and compensation adjustments, implemented by the advanced information services subsidiary in 2009 to reduce costs to offset the decline in revenues. This decrease was offset by the increased merger-related costs.
Other Income
Other income for 2010, 2009 and 2008 was $195,000, $165,000, and $103,000, respectively, which includes interest income, late fees charged to customers and gains or losses from the sale of assets.
Interest Expense
2010 Compared to 2009
Our total interest expense for 2010 increased by approximately $2.1 million, or 29 percent, compared to 2009. The primary drivers of the increased interest expense were related to FPU, including:
•	An increase in long-term interest expense of $1.3 million was related to interest on FPU’s first mortgage bonds.

•
Interest expense from a new term loan credit facility during 2010 was $491,000. In January 2010, we redeemed two series of FPU bonds, the 4.9 percent and 6.85 percent series, to achieve interest savings and to maintain compliance with the covenants in our unsecured senior notes. We used $29.1 million of the new term loan facility for the redemptions.

•	Additional interest expense of $730,000 is related to interest on deposits from FPU’s customers.
Offsetting the increased interest expense from FPU was lower non-FPU-related interest expense from Chesapeake’s unsecured senior notes, as the principal balances decreased from scheduled payments, and lower additional short-term borrowings as a result of the timing of our capital expenditures and reduced working capital requirements, partially due to the increased bonus depreciation in 2010.
2009 Compared to 2008
Total interest expense for 2009 increased by approximately $928,000, or 15 percent, compared to 2008. Total interest expense for 2009 includes approximately $741,000 in FPU’s interest expense for the period from the merger closing (October 28, 2009) to December 31, 2009, which was primarily related to $610,000 in interest on FPU’s long-term debt and $115,000 in interest on customer deposits. FPU’s weighted average interest rate was 7.41 percent for the period from the merger closing to December 31, 2009.
The remaining increase in interest expense in 2009 was attributable to the following factors:
•
Excluding FPU’s long-term debt, interest expense on long-term debt increased by $990,000 as our average long-term debt balance increased to $92.1 million in 2009 from $76.2 million in 2008. This increase was primarily related to the placement of $30.0 million of 5.93 percent Unsecured Senior Notes in October 2008. The weighted average interest rate on our long-term debt remained fairly constant at 6.37 percent in 2009, compared to 6.40 percent in 2008.

•
Interest expense on short-term borrowings decreased by $852,000 in 2009, compared to 2008, as our average short-term borrowing balance decreased to $13.0 million in 2009 from $38.3 million in 2008. The $30.0 million long-term placement in October 2008 contributed to this decrease in addition to a decline in working capital requirements in 2009, due to lower capital expenditures, lower income tax payments from bonus depreciation, net tax operating losses carried forward from 2008 and lower commodity costs. The impact from these factors was offset slightly by increased working capital needs as a result of the FPU merger. Also contributing to the decrease in interest expense in short-term borrowings was a decrease in the weighted average short-term interest rate to 1.28 percent in 2009 from 2.79 percent in 2008 as we continued to experience low interest rates throughout 2009.

•	Other interest charges increased by $49,000.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 49

Management’s Discussion and Analysis
Income Taxes
2010 Compared to 2009
Income tax expense was $16.9 million in 2010, compared to $10.9 million in 2009, representing an increase of $6.0 million, as a result of increased taxable income in 2010. During 2009, we expensed approximately $871,000 in merger-related costs that we determined to be non-deductible for income tax purposes. Excluding the impact of these costs, our effective income tax rate for 2010 and 2009 remained unchanged at 39.4 percent.
2009 Compared to 2008
Income tax expense was $10.9 million in 2009, compared to $8.8 million in 2008, representing an increase of $2.1 million. During 2009, we expensed approximately $871,000 in merger-related costs that we determined to be non-deductible for income tax purposes. Excluding the impact of these costs, our effective income tax rate for 2009 and 2008 remained primarily unchanged at 39.4 percent and 39.3 percent, respectively. The increase in income tax expense reflects the increased taxable income in 2009.
(e) Liquidity and Capital Resources
Our capital requirements reflect the capital-intensive and seasonal nature of our business and are principally attributable to investment in new plant and equipment, retirement of outstanding debt and seasonal variability in working capital. We rely on cash generated from operations, short-term borrowings, and other sources to meet normal working capital requirements and to finance capital expenditures.
Our energy businesses are weather sensitive and seasonal. We generate a large portion of our annual net income and subsequent increases in our accounts receivable in the first and fourth quarters of each year due to significant volumes of natural gas and propane delivered by our natural gas and propane distribution operations to customers during the peak heating season. In addition, our natural gas and propane inventories, which usually peak in the fall months, are largely drawn down in the heating season and provide a source of cash as the inventory is used to satisfy winter sales demand.
Capital expenditures are one of our largest capital requirements. During 2010, our capital expenditures increased to $47.0 million, from $26.3 million and $30.8 million in 2009 and 2008, respectively, as a result of continued expansions of our natural gas distribution and transmission systems as well as capital expenditures for FPU of $10.9 million and $1.6 million included in our capital expenditures in 2010 and 2009 since the completion of the merger. We have budgeted $51.7 million for capital expenditures during 2011. This amount includes $43.6 million for the regulated energy segment, $3.7 million for the unregulated energy segment and $4.4 million for the “Other” segment. The amount for the regulated energy segment includes estimated capital expenditures for the following: natural gas distribution operation ($25.4 million), natural gas transmission operation ($12.5 million) and electric distribution operation ($5.7 million) for expansion and improvement of facilities. The amount for the unregulated energy segment includes estimated capital expenditures for the propane distribution operations for customer growth and replacement of equipment. The amount for the “Other” segment includes estimated capital expenditures of $245,000 for the advanced information services subsidiary with the remaining balance for other general plant, computer software and hardware. We expect to fund the 2011 capital expenditures program from short-term borrowings, cash provided by operating activities, and other sources. The capital expenditures program is subject to continuous review and modification. Actual capital requirements may vary from the above estimates due to a number of factors, including changing economic conditions, customer growth in existing areas, regulation, new growth or acquisition opportunities and availability of capital.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 50

Management’s Discussion and Analysis
Capital Structure
We are committed to maintaining a sound capital structure and strong credit ratings to provide the financial flexibility needed to access capital markets when required. This commitment, along with adequate and timely rate relief for our regulated operations, is intended to ensure our ability to attract capital from outside sources at a reasonable cost. We believe that the achievement of these objectives will provide benefits to our customers, creditors and investors. The following presents our capitalization, excluding and including short-term borrowings, as of December 31, 2010 and 2009:

	December 31,		December 31,
(in thousands)	2010		2009

Long-term debt, net of current maturities	$89,642	28%	$98,814	32%
Stockholders’ equity	226,239	72%	209,781	68%

Total capitalization, excluding short-term debt	$315,881	100%	$308,595	100%

	December 31,		December 31,
(in thousands)	2010		2009

Short-term debt	$63,958	17%	$30,023	8%
Long-term debt, including current maturities	98,858	25%	134,113	36%
Stockholders’ equity	226,239	58%	209,781	56%

Total capitalization, including short-term debt	$389,055	100%	$373,917	100%

In consummating the FPU merger, we issued 2,487,910 shares of Chesapeake common stock, valued at approximately $75.7 million, in exchange for all outstanding common stock of FPU. Our balance sheet at the time of the merger also reflected FPU’s long-term debt of $47.8 million as a result of the merger.
Since the consummation of the merger, we have redeemed $29.1 million of FPU’s long-term debt, which was held in the form of first mortgage bonds. We will be refinancing these redeemed bonds with new Chesapeake unsecured senior notes. We have also entered into an arrangement to refinance an additional $7.0 million of FPU’s first mortgage bonds in 2013 with more competitively priced Chesapeake unsecured senior notes. As a result, only $8.0 million of the original $47.8 million of FPU debt as of the merger will be outstanding by 2013 in the form of secured first mortgage bonds.
As of December 31, 2010, we did not have any restrictions on our cash balances. Both Chesapeake’s senior notes and FPU’s first mortgage bonds contain a restriction that limits the payment of dividends or other restricted payments in excess of certain pre-determined thresholds. As of December 31, 2010, $52.7 million of Chesapeake’s cumulative consolidated net income and $28.3 million of FPU’s cumulated net income were free of such restrictions.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 51

Management’s Discussion and Analysis
Short-term Borrowings
Our outstanding short-term borrowings at December 31, 2010 and 2009 were $64.0 million and $30.0 million, respectively, at the weighted average interest rates of 1.77 percent and 1.28 percent, respectively.
We utilize bank lines of credit to provide funds for our short-term cash needs to meet seasonal working capital requirements and to fund temporarily portions of the capital expenditure program. As of December 31, 2010, we had four unsecured bank lines of credit with two financial institutions for a total of $100.0 million. Two of these unsecured bank lines, totaling $60.0 million, are available under committed lines of credit. None of these unsecured bank lines of credit requires compensating balances. Advances offered under the uncommitted lines of credit are subject to the discretion of the banks. We are currently authorized by our Board of Directors to borrow up to $85.0 million of short-term debt, as required, from these unsecured bank lines of credit.
Our outstanding borrowings under these unsecured bank lines of credit at December 31, 2010 and 2009 were $30.8 million and $30.0 million, respectively. During 2010, 2009 and 2008, the average borrowings from these unsecured bank lines of credit were $10.5 million, $13.0 million and $38.3 million, respectively, at weighted average interest rates of 2.40 percent, 1.28 percent and 2.80 percent, respectively. The maximum month-end borrowings from these unsecured bank lines of credit during 2010, 2009 and 2008 were $64.0 million, $33.0 million and $61.2 million, respectively, which occurred during the fall and winter months when our working capital requirements were at the highest level. Also included in our outstanding short-term borrowings at December 31, 2010 was $4.1 million representing outstanding checks in excess of funds in deposit, which if presented would be funded through the bank lines of credit.
In addition to the four unsecured bank lines of credit, we entered into a new credit facility for $29.1 million with an existing lender in March 2010. We borrowed $29.1 million under this new credit facility to finance the early redemption of the 6.85 percent and 4.90 percent series of FPU’s secured first mortgage bonds. The interest rate on the borrowing was fixed at 1.88 percent for nine months and on December 16, 2010 the rate was fixed for three months at 1.55 percent. On November 1, 2010 we extended the maturity of this credit facility from March 15, 2011 until October 31, 2011.
On June 29, 2010, we entered into an agreement with an existing senior note holder to issue up to $36 million in uncollateralized senior notes. We expect to use $29 million of the uncollateralized senior notes to permanently finance the early redemption of the 6.85 percent and 4.90 percent series of FPU bonds previously discussed. If refinanced prior to July 8, 2011, these new uncollateralized senior notes will be issued at 5.68 percent and result in annual long-term interest expense of $1.7 million, representing additional interest of $1.2 million, compared to the interest expense of $491,000 on the new short-term loan facility used in 2010. We also expect to use the remaining $7 million to redeem additional FPU secured first mortgage bonds in 2013.
Cash Flows Provided by Operating Activities
Our cash flows provided by operating activities were as follows:

For the Years Ended December 31,	2010	2009	2008
Net income	$26,056	$15,897	$13,607
Non-cash adjustments to net income	37,364	28,319	22,919
Changes in assets and liabilities	(2,415)	1,583	(7,982)

Net cash from operating activities	$61,005	$45,799	$28,544

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

Chesapeake Utilities Corporation 2010 Form 10-K     Page 52

Management’s Discussion and Analysis
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
In 2010, our net cash flow provided by operating activities was $61.1 million, an increase of $15.3 million compared to 2009. The increase was due primarily to the following:
•
Net cash flows from changes in accounts receivable and accounts payable were due primarily to the inclusion of FPU and timing of collections and payments of trading contracts entered into by our propane wholesale and marketing operation;

•	Net income increased by $10.2 million. A full year’s results for FPU and organic growth within Chesapeake’s legacy businesses contributed to this increase;

•
Non-cash adjustments to net income increased by $12.4 million due primarily to higher depreciation and amortization, changes in deferred income taxes, higher employee benefits and compensation and an increase in share based compensation. Higher depreciation and amortization was due to the inclusion of FPU and an increase in capital investments. The increase in deferred income taxes was a result of bonus depreciation in 2010, which significantly reduced our income tax payment obligations in 2010; and

•
The decrease in income tax receivables was due primarily to the receipt of large refunds in 2009 due to higher tax deductions in 2009 and 2008 and a decrease in taxes payable due to bonus depreciation in 2010.

In 2009, our net cash flow provided by operating activities was $45.8 million, an increase of $17.3 million compared to 2008. The increase was due primarily to the following:
•
Net cash flows from changes in accounts receivable and accounts payable, due primarily to the timing of collections and payments of trading contracts entered into by our propane wholesale and marketing operation;

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

•
Cash flows provided by non-cash adjustments for deferred income taxes. The increase in deferred income taxes was the result of higher book-to-tax timing differences during the period that were generated by the Economic Stimulus Act, which authorized bonus depreciation for certain assets.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 53

Management’s Discussion and Analysis
Cash Flows Used in Investing Activities
In 2010, net cash flows used by investing activities totaled $48.8 million, an increase of $25.7 million compared to 2009. In 2009, net cash flows used by investing activities totaled $23.1 million, a decrease of $8.1 million compared to 2008.
•	Cash utilized for capital expenditures was $45.4 million, $26.6 million and $30.8 million for 2010, 2009, and 2008, respectively.

•	We invested $1.6 million in equity securities and paid $1.2 million and $310,000 for the acquisition of Indiantown Gas Company and Virginia LP, respectively, in 2010.

•
In 2009, we received $3.5 million in proceeds from an investment account related to future environmental costs, as we transferred the amount to our general account that invests in overnight income-producing securities. We also acquired $359,000 in cash, net of cash paid, in the FPU merger in 2009.

•	Environmental expenditures exceeded amounts recovered through rates charged to customers in 2010, 2009 and 2008 by $290,000, $418,000 and $480,000, respectively.
Cash Flows Provided by/Used in Financing Activities
In 2010 and 2009, net cash flows used by financing activities totaled $13.4 million and $21.4 million, respectively, compared to net cash flows provided by financing activities of $1.7 million in 2008. Significant financing activities included the following:
•
During 2010 we entered into a new term loan with an existing lender and we borrowed $29.1 million under this facility in order to temporarily finance the early redemption of the 6.85 percent and 4.90 percent series of FPU’s secured first mortgage bonds prior to their respective maturity.

•
During 2010 we increased our short-term borrowing by $1.6 million primarily to support our capital expenditures. During 2009 and 2008, we reduced our short-term debt by $3.8 million and $12.0 million, respectively.

•	We repaid $36.9 million, $10.9 million and $7.7 million of long-term debt during 2010, 2009 and 2008 respectively.

•
We paid $11.0 million, $8.0 million and $7.8 million in cash dividends in 2010, 2009 and 2008, respectively. An increase in cash dividends paid in each year reflects the growth in the annualized dividend rate. 2010 also reflects dividends on a larger number of shares outstanding, from the FPU shares that were exchanged for Chesapeake shares in the merger.

•	In October 2008, we completed the placement of $30.0 million of 5.93 percent Unsecured Senior Notes.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 54

Management’s Discussion and Analysis
Contractual Obligations
We have the following contractual obligations and other commercial commitments as of December 31, 2010:

	Payments Due by Period
Contractual Obligations	Less than 1			More than 5
(in thousands)	year	1 - 3 years	3 - 5 years	years	Total

Long-term debt (1)	$9,216	$16,393	$21,656	$51,682	$98,947
Operating leases (2)	803	1,234	470	2,017	4,524

Purchase obligations (3)
Transmission capacity	35,051	59,761	37,949	70,293	203,054
Storage — Natural Gas	2,615	4,687	1,525	2,063	10,890
Commodities	37,179	100	—	—	37,279
Electric supply	1,626	26,498	26,498	39,173	93,795
Forward purchase contracts — Propane (4)	15,618	—	—	—	15,618
Other	144	109			253
Unfunded benefits (5)	1,132	731	870	5,706	8,439
Funded benefits (6)	2,400	150	108	1,228	3,886

Total Contractual Obligations	$105,784	$109,663	$89,076	$172,162	$476,685

(1)
Principal payments on long-term debt, see Item 8 under the heading “Notes to the Consolidated Financial Statements — Note J, Long-Term Debt”, for additional discussion of this item. The expected interest payments on long-term debt are $6.6 million, $11.4 million, $8.6 million and $13.3 million, respectively, for the periods indicated above. Expected interest payments for all periods total $40.0 million.

(2)	See Item 8 under the heading “Notes to the Consolidated Financial Statements — Note L, Lease Obligations,” for additional discussion of this item.

(3)
See Item 8 under the heading “Notes to the Consolidated Financial statement — Note Q, Other Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements for further information.

(4)	We have also entered into forward sale contracts. See “Market Risk” of Management’s Discussion and Analysis for further information.

(5)
We have recorded long-term liabilities of $8.4 million at December 31, 2010 for unfunded post-employment and post-retirement benefit plans. The amounts specified in the table are based on expected payments to current retirees and assume a retirement age of 62 for currently active employees. There are many factors that would cause actual payments to differ from these amounts, including early retirement, future health care costs that differ from past experience and discount rates implicit in calculations.

(6)
We have recorded long-term liabilities of $16.3 million at December 31, 2010 for two qualified, defined benefit pension plans. The assets funding these plans are in a separate trust and are not considered assets of the Company or included in the Company’s balance sheets. The Contractual Obligations table above includes $1.5 million, reflecting the expected payments the Company will make to the trust funds in 2011. Additional contributions may be required in future years based on the actual return earned by the plan assets and other actuarial assumptions, such as the discount rate and long-term expected rate of return on plan assets. See Item 8 under the heading “Notes to the Consolidated Financial Statements — Note M, Employee Benefit Plans,” for further information on the plans. Additionally, the Contractual Obligations table includes deferred compensation obligations totaling $2.4 million, funded with Rabbi Trust assets in the same amount. The Rabbi Trust assets are recorded under Investments on the Balance Sheet. We assume a retirement age of 65 for purposes of distribution from this account.

Off-Balance Sheet Arrangements
The Board of Directors has authorized the Company $35 million of corporate guarantees on behalf of our subsidiaries and for letters of credit. As of March 2, 2011, the Board increased this limit from $35 million to $45 million.
We have issued corporate guarantees to certain vendors of our subsidiaries, primarily the propane wholesale marketing subsidiary and the natural gas marketing subsidiary. These corporate guarantees provide for the payment of propane and natural gas purchases in the event of the respective subsidiary’s default. None of these subsidiaries has ever defaulted on its obligations to pay its suppliers. The liabilities for these purchases are recorded in the Consolidated Financial Statements when incurred. The aggregate amount guaranteed at December 31, 2010 was $25.6 million, with the guarantees expiring on various dates in 2011.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 55

Management’s Discussion and Analysis
In addition to the corporate guarantees, we have issued a letter of credit to our primary insurance company for $440,625 which expires on December 2, 2011. The letter of credit is provided as security to satisfy the deductibles under our various insurance outstanding policies. As a result of the recent change in our primary insurance company, we have issued an additional letter of credit for $725,000 to our former primary insurance company, which will expire on June 1, 2011. There have been no draws on these letters of credit as of December 31, 2010. We do not anticipate that the letters of credit will be drawn upon by the counterparties and we expect that the letters of credit will be renewed to the extent necessary in the future.
We provided a letter of credit for $2.0 million to TETLP related to the Precedent Agreement with TETLP. The letter of credit is expected to increase quarterly as TETLP’s pre-service costs increases. The letter of credit will not exceed the three-month reservation charge under the firm transportation service contracts, which we currently estimate to be $2.1 million.
(f) Rate Filings and Other Regulatory Activities
Our natural gas distribution operations in Delaware, Maryland and Florida and electric distribution operation in Florida are subject to regulation by their respective PSC; ESNG is subject to regulation by the FERC; and PIPECO is subject to regulation by the Florida PSC. At December 31, 2010, Chesapeake was involved in rate filings and/or regulatory matters in each of the jurisdictions in which it operates. Each of these rate filings or regulatory matters is fully described in Item 8 under the heading “Notes to the Consolidated Financial Statements — Note O, Rates and Other Regulatory Activities.”
(g) Environmental Matters
We continue to work with federal and state environmental agencies to assess the environmental impact and explore corrective action at seven environmental sites (see Item 8 under the heading “Notes to the Consolidated Financial Statements — Note P, Environmental Commitments and Contingencies” for further detail on each site). We believe that future costs associated with these sites will be recoverable in rates or through sharing arrangements with, or contributions by, other responsible parties.
(h) Market Risk
Market risk represents the potential loss arising from adverse changes in market rates and prices. Long-term debt is subject to potential losses based on changes in interest rates. Our long-term debt consists of fixed-rate senior notes, secured debt and convertible debentures (see Item 8 under the heading “Notes to the Consolidated Financial Statements — Note J, Long-term Debt” for annual maturities of consolidated long-term debt). All of our long-term debt is fixed-rate debt and was not entered into for trading purposes. The carrying value of long-term debt, including current maturities, was $98.9 million at December 31, 2010, as compared to a fair value of $113.4 million, based on a discounted cash flow methodology that incorporates a market interest rate that is based on published corporate borrowing rates for debt instruments with similar terms and average maturities with adjustments for duration, optionality, credit risk, and risk profile. We evaluate whether to refinance existing debt or permanently refinance existing short-term borrowing, based in part on the fluctuation in interest rates.
Our propane distribution business is exposed to market risk as a result of propane storage activities and entering into fixed price contracts for supply. We can store up to approximately six million gallons (including leased storage and rail cars) of propane during the winter season to meet our customers’ peak requirements and to serve metered customers. Decreases in the wholesale price of propane may cause the value of stored propane to decline. To mitigate the impact of price fluctuations, we have adopted a Risk Management Policy that allows the propane distribution operation to enter into fair value hedges or other economic hedges of our inventory.
Our propane wholesale marketing operation is a party to natural gas liquids forward contracts, primarily propane contracts, with various third-parties. These contracts require that the propane wholesale marketing operation purchase or sell natural gas liquids at a fixed price at fixed future dates. At expiration, the contracts are settled by the delivery of natural gas liquids to us or the counterparty or “booking out” the transaction. Booking out is a procedure for financially settling a contract in lieu of the physical delivery of energy. The propane wholesale marketing operation also enters into futures contracts that are traded on the New York Mercantile Exchange. In certain cases, the futures contracts are settled by the payment or receipt of a net amount equal to the difference between the current market price of the futures contract and the original contract price; however, they may also be settled by physical receipt or delivery of propane.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 56

Management’s Discussion and Analysis
The forward and futures contracts are entered into for trading and wholesale marketing purposes. The propane wholesale marketing business is subject to commodity price risk on its open positions to the extent that market prices for natural gas liquids deviate from fixed contract settlement prices. Market risk associated with the trading of futures and forward contracts is monitored daily for compliance with our Risk Management Policy, which includes volumetric limits for open positions. To manage exposures to changing market prices, open positions are marked up or down to market prices and reviewed daily by our oversight officials. In addition, the Risk Management Committee reviews periodic reports on markets and the credit risk of counterparties, approves any exceptions to the Risk Management Policy (within limits established by the Board of Directors) and authorizes the use of any new types of contracts. Quantitative information on forward and futures contracts at December 31, 2010 and 2009 is presented in the following tables:

	Quantity in	Estimated Market	Weighted Average
At December 31, 2010	Gallons	Prices	Contract Prices
Forward Contracts
Sale	13,523,496	$1.0350 — $1.4100	$1.2192
Purchase	12,914,496	$1.0150 — $1.3779	$1.2093

Other Contract
Put option	1,470,000	$—	$0.1150
Estimated market prices and weighted average contract prices are in dollars per gallon.
All contracts expire by the end of the second quarter of 2011.

	Quantity in	Estimated Market	Weighted Average
At December 31, 2009	gallons	Prices	Contract Prices
Forward Contracts
Sale	11,944,800	$0.6900 — $1.3350	$1.1264
Purchase	11,256,000	$0.7275 — $1.3350	$1.1367

Other Contract
Put option	1,260,000	$—	$0.1500
Estimated market prices and weighted average contract prices are in dollars per gallon.
All contracts expire in the first quarter of 2010.
At December 31, 2010 and 2009, we marked these forward and other contracts to market, using market transactions in either the listed or OTC markets, which resulted in the following assets and liabilities:

	December 31,	December 31,
(in thousands)	2010	2009
Mark-to-market energy assets	$1,642	$2,379
Mark-to-market energy liabilities	$1,492	$2,514
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

Chesapeake Utilities Corporation 2010 Form 10-K     Page 57

Management’s Discussion and Analysis
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
Our natural gas distribution operations in Delaware, Maryland and Florida offer unbundled transportation services to certain commercial and industrial customers. In 2002, Chesapeake’s Florida natural gas distribution division, Central Florida Gas, extended such service to residential customers. With such transportation service available on our distribution systems, we are competing with third-party suppliers to sell gas to industrial customers. With respect to unbundled transportation services, our competitors include interstate transmission companies, if the distribution customers are located close enough to a transmission company’s pipeline to make connections economically feasible. The customers at risk are usually large volume commercial and industrial customers with the financial resources and capability to bypass our existing distribution operations in this manner. In certain situations, our distribution operations may adjust services and rates for these customers to retain their business. We expect to continue to expand the availability of unbundled transportation service to additional classes of distribution customers in the future. We have also established a natural gas marketing operation in Florida, Delaware and Maryland to provide such service to customers eligible for unbundled transportation services.
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
Our advanced information services subsidiary faces significant competition from a number of larger competitors having substantially greater resources available to them than does our subsidiary. In addition, changes in the advanced information services business are occurring rapidly, and could adversely affect the markets for the products and services offered by these businesses. This segment competes on the basis of technological expertise, reputation and price.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 58

Management’s Discussion and Analysis
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
(k) Marianna Franchise
On March 2, 2011, the City of Marianna, Florida filed a declaratory action against FPU in the Circuit Court of the Fourteenth Judicial Circuit in and for Jackson County, Florida, alleging that FPU breached its obligations under its franchise with the city to provide electric service to customers within and without the city by failing (i) to develop and implement TOU and interruptible rates that were mutually agreed to by the city and FPU; (ii) to have such mutually agreed upon rates in effect by February 17, 2011; and (iii) to have such rates available to all of FPU’s customers located within and without the corporate limits of the city. The city is seeking a declaratory judgment to exercise its option under the franchise agreement to purchase FPU’s property (consisting of the electric distribution assets) within the City of Marianna. Any such purchase would be subject to approval by the Commission which would also need to approve the presentation of a referendum to voters in the City of Marianna for approval of the purchase and the operation by the city of an electric distribution facility. If the purchase is approved by the Commission and the voters in the City of Marianna, the closing of the purchase must occur within 12 months after the referendum is approved. If the purchase occurs, FPU would have a gain in the year of the disposition. Additionally, future financial results would be negatively impacted from the loss in earnings generated by FPU under the franchise agreement, however such impact is anticipated to be immaterial. FPU intends to file a response to the City’s complaint and vigorously contest this litigation and intends to oppose the passage of any proposed referendum that is presented to voters to approve the purchase of the FPU property in the City of Marianna.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 59

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Information concerning quantitative and qualitative disclosure about market risk is included in Item 7 under the heading “Management’s Discussion and Analysis — Market Risk.”

Item 8.	Financial Statements and Supplementary Data.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records which in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
On October 28, 2009, the previously announced merger between Chesapeake and FPU was consummated. FPU’s activity is included in Chesapeake’s 2010 evaluation of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. See “Notes to the Consolidated Financial Statements — Note B, Acquisitions” for additional information relating to the FPU merger.
Chesapeake’s management has evaluated and concluded that Chesapeake’s internal control over financial reporting was effective as of December 31, 2010.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 60

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Stockholders of Chesapeake Utilities Corporation
We have audited the accompanying consolidated balance sheets of Chesapeake Utilities Corporation (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chesapeake Utilities Corporation as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chesapeake Utilities Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2011 expressed an unqualified opinion.

/s/ ParenteBeard LLC ParenteBeard LLC
Malvern, Pennsylvania
March 8, 2011

Chesapeake Utilities Corporation 2010 Form 10-K     Page 61

Consolidated Statements of Income

For the Years Ended December 31,	2010	2009	2008
(in thousands, except shares and per share data)

Operating Revenues
Regulated Energy	$269,934	$139,099	$116,468
Unregulated Energy	146,793	119,973	161,290
Other	10,819	9,713	13,685

Total operating revenues	427,546	268,785	291,443

Operating Expenses
Regulated energy cost of sales	144,217	64,803	54,789
Unregulated energy and other cost of sales	116,098	95,467	145,854
Operations	75,335	50,706	43,476
Transaction-related costs	660	1,478	1,153
Maintenance	7,484	3,430	2,215
Depreciation and amortization	20,758	11,588	9,005
Other taxes	11,064	7,577	6,472

Total operating expenses	375,616	235,049	262,964

Operating Income	51,930	33,736	28,479

Other income, net of other expenses	195	165	103

Interest charges	9,146	7,086	6,158

Income Before Income Taxes	42,979	26,815	22,424

Income taxes	16,923	10,918	8,817

Net Income	$26,056	$15,897	$13,607

Weighted Average Common Shares Outstanding:
Basic	9,474,554	7,313,320	6,811,848
Diluted	9,582,374	7,440,201	6,927,483

Earnings Per Share of Common Stock:
Basic	$2.75	$2.17	$2.00
Diluted	$2.73	$2.15	$1.98

Cash Dividends Declared Per Share of Common Stock	$1.305	$1.250	$1.210
The accompanying notes are an integral part of the financial statements.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 62

Consolidated Statements of Cash Flows

For the Years Ended December 31,	2010	2009	2008
(in thousands)

Operating Activities
Net Income	$26,056	$15,897	$13,607
Adjustments to reconcile net income to net operating cash:
Depreciation and amortization	20,758	11,588	9,005
Depreciation and accretion included in other costs	3,133	2,789	2,239
Deferred income taxes, net	13,389	10,065	11,442
Unrealized (gain) loss on commodity contracts	(116)	1,606	(1,252)
Unrealized (gain) loss on investments	(181)	(212)	509
Employee benefits and compensation	(757)	1,217	152
Share based compensation	1,155	1,306	820
Other, net	(17)	(40)	4
Changes in assets and liabilities:
Purchase of investments	(297)	(146)	(201)
Accounts receivable and accrued revenue	(20,467)	(13,652)	19,411
Propane inventory, storage gas and other inventory	151	2,597	(1,730)
Regulatory assets	687	(1,842)	411
Prepaid expenses and other current assets	1,157	(757)	(1,182)
Other deferred charges	(156)	(83)	(153)
Long-term receivables	286	191	207
Accounts payable and other accrued liabilities	15,853	10,185	(15,033)
Income taxes receivable	(3,761)	5,020	(6,155)
Accrued interest	(97)	66	158
Customer deposits and refunds	2,038	(75)	(502)
Accrued compensation	1,339	(2,066)	(175)
Regulatory liabilities	665	1,071	(3,107)
Other liabilities	187	1,074	69

Net cash provided by operating activities	61,005	45,799	28,544

Investing Activities
Property, plant and equipment expenditures	(45,411)	(26,603)	(30,756)
Cash acquired in the merger, net of cash paid	—	359	—
(Purchases of) proceeds from investments	(3,108)	3,519	—
Environmental expenditures	(290)	(418)	(480)

Net cash used by investing activities	(48,809)	(23,143)	(31,236)

Financing Activities
Common stock dividends	(11,013)	(7,957)	(7,810)
Issuance of stock for Dividend Reinvestment Plan	568	392	(118)
Change in cash overdrafts due to outstanding checks	3,255	835	(684)
Net borrowing (repayment) under line of credit agreements	1,579	(3,812)	(11,980)
Other short-term borrowing	29,100	—	29,961
Repayment of long-term debt	(36,860)	(10,907)	(7,658)

Net cash provided by (used in) financing activities	(13,371)	(21,449)	1,711

Net Increase (Decrease) in Cash and Cash Equivalents	(1,175)	1,207	(981)
Cash and Cash Equivalents — Beginning of Period	2,818	1,611	2,592

Cash and Cash Equivalents — End of Period	$1,643	$2,818	$1,611

Supplemental Cash Flow Disclosures (see Note D)
The accompanying notes are an integral part of the financial statements.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 63

Consolidated Balance Sheets

	December 31,	December 31,
Assets	2010	2009
(in thousands, except shares and per share data)

Property, Plant and Equipment
Regulated energy	$500,689	$462,061
Unregulated energy	61,313	61,334
Other	16,989	16,049

Total property, plant and equipment	578,991	539,444
Less: Accumulated depreciation and amortization	(121,628)	(107,318)
Plus: Construction work in progress	5,394	4,461

Net property, plant and equipment	462,757	436,587

Investments, at fair value	4,036	1,959

Current Assets
Cash and cash equivalents	1,643	2,818
Accounts receivable (less allowance for uncollectible accounts of $1,194 and $1,609, respectively)	88,074	69,773
Accrued revenue	14,978	12,838
Propane inventory, at average cost	8,876	7,901
Other inventory, at average cost	3,084	3,149
Regulatory assets	51	448
Storage gas prepayments	5,084	6,144
Income taxes receivable	6,748	2,614
Deferred income taxes	2,191	724
Prepaid expenses	4,613	5,853
Mark-to-market energy assets	1,642	2,379
Other current assets	245	147

Total current assets	137,229	114,788

Deferred Charges and Other Assets
Goodwill	35,613	34,095
Other intangible assets, net	3,459	3,951
Long-term receivables	155	440
Regulatory assets	23,884	20,100
Other deferred charges	3,860	3,891

Total deferred charges and other assets	66,971	62,477

Total Assets	$670,993	$615,811

The accompanying notes are an integral part of the financial statements.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 64

Consolidated Balance Sheets

	December 31,	December 31,
Capitalization and Liabilities	2010	2009
(in thousands, except shares and per share data)

Capitalization
Stockholders’ equity
Common stock, par value $0.4867 per share (authorized 25,000,000 and 12,000,000 shares, respectively)	$4,635	$4,572
Additional paid-in capital	148,159	144,502
Retained earnings	76,805	63,231
Accumulated other comprehensive loss	(3,360)	(2,524)
Deferred compensation obligation	777	739
Treasury stock	(777)	(739)

Total stockholders’ equity	226,239	209,781

Long-term debt, net of current maturities	89,642	98,814

Total capitalization	315,881	308,595

Current Liabilities
Current portion of long-term debt	9,216	35,299
Short-term borrowing	63,958	30,023
Accounts payable	65,541	51,462
Customer deposits and refunds	26,317	25,046
Accrued interest	1,789	1,887
Dividends payable	3,143	2,959
Accrued compensation	6,784	5,341
Regulatory liabilities	9,009	8,295
Mark-to-market energy liabilities	1,492	2,514
Other accrued liabilities	10,393	7,017

Total current liabilities	197,642	169,843

Deferred Credits and Other Liabilities
Deferred income taxes	80,031	66,008
Deferred investment tax credits	243	335
Regulatory liabilities	3,734	4,393
Environmental liabilities	10,587	11,104
Other pension and benefit costs	18,199	15,088
Accrued asset removal cost — Regulatory liability	35,092	33,214
Other liabilities	9,584	7,231

Total deferred credits and other liabilities	157,470	137,373

Other commitments and contingencies (Note P and Q)

Total Capitalization and Liabilities	$670,993	$615,811

The accompanying notes are an integral part of the financial statements.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 65

Consolidated Stockholders’ Equity

	Common Stock				Accumulated Other
	Number of		Additional Paid-In		Comprehensive	Deferred
(in thousands, except shares and per share data)	Shares(7)	Par Value	Capital	Retained Earnings	Loss	Compensation	Treasury Stock	Total
Balances at December 31, 2007	6,777,410	$3,298	$65,593	$51,538	$(852)	$1,404	$(1,404)	$119,577
Net Income				13,607				13,607
Other comprehensive income, net of tax:
Employee Benefit Plans, net of tax:
Amortization of prior service costs (4)					(71)			(71)
Net loss (5)					(2,825)			(2,825)

Total comprehensive income								10,711

Dividend Reinvestment Plan	9,060	5	269					274
Retirement Savings Plan	5,260	3	156					159
Conversion of debentures	10,397	5	171					176
Share based compensation (1) (3)	24,994	12	442					454
Tax benefit on stock warrants			50					50
Deferred Compensation Plan						145	(145)	—
Purchase of treasury stock	(2,425)						(72)	(72)
Sale and distribution of treasury stock	2,425						72	72
Dividends on stock-based compensation				(81)				(81)
Cash dividends (2)				(8,247)				(8,247)

Balances at December 31, 2008	6,827,121	3,323	66,681	56,817	(3,748)	1,549	(1,549)	123,073
Net Income				15,897				15,897
Other comprehensive income, net of tax:
Employee Benefit Plans, net of tax:
Amortization of prior service costs (4)					7			7
Net Gain (5)					1,217			1,217

Total comprehensive income								17,121

Dividend Reinvestment Plan	31,607	15	921					936
Retirement Savings Plan	32,375	16	966					982
Conversion of debentures	7,927	4	131					135
Share based compensation (1) (3)	7,374	3	1,332					1,335
Deferred Compensation Plan (6)						(810)	810	—
Purchase of treasury stock	(2,411)						(73)	(73)
Sale and distribution of treasury stock	2,411						73	73
Common stock issued in the merger	2,487,910	1,211	74,471					75,682
Dividends on stock-based compensation				(104)				(104)
Cash dividends (2)				(9,379)				(9,379)

Balances at December 31, 2009	9,394,314	4,572	144,502	63,231	(2,524)	739	(739)	209,781
Net Income				26,056				26,056
Other comprehensive income, net of tax:
Employee Benefit Plans, net of tax:
Amortization of prior service costs (4)					8			8
Net loss (5)					(844)			(844)

Total comprehensive income								25,220

Dividend Reinvestment Plan	53,806	26	1,699					1,725
Retirement Savings Plan	27,795	14	889					903
Conversion of debentures	11,865	6	196					202
Tax benefit on share based compensation			253					253
Share based compensation (1) (3)	36,415	17	620					637
Deferred Compensation Plan (6)						38	(38)	—
Purchase of treasury stock	1,144						(38)	(38)
Sale and distribution of treasury stock	(1,144)						38	38
Dividends on stock-based compensation				(103)				(103)
Cash dividends (2)				(12,379)				(12,379)

Balances at December 31, 2010	9,524,195	$4,635	$148,159	$76,805	$(3,360)	$777	$(777)	$226,239

(1)	Includes amounts for shares issued for Directors’ compensation.

(2)	Cash dividends declared per share for the periods ended December 31, 2010, 2009 and 2008 were $1.305, $1.250 and $1.210 respectively.

(3)
The shares issued under the Performance Incentive Plan (“PIP”) are net of shares withheld for employee taxes. For 2010 and 2008, the Company withheld 17,695 and 12,511 respectively shares for taxes. The Company did not issue any shares for the PIP in 2009.

(4)	Tax expense (benefit) recognized on the prior service cost component of employees benefit plans for the periods ended December 31, 2010, 2009 and 2008 were approximately $5, $5 and ($52) respectively.

(5)	Tax expense (benefit) recognized on the net gain (loss) component of employees benefit plans for the periods ended December 31, 2010, 2009 and 2008 were ($541), $794 and ($1,900) respectively.

(6)	In May and November 2009, certain participants of the Deferred Compensation Plan received distributions totaling $883. There were no distributions in 2010 and 2008.

(7)	Includes 29,600, 28,452, and 62,221 shares at December 31, 2010, 2009 and 2008, respectively, held in a Rabbi Trust established by the Company relating to the Deferred Compensation Plan.
The accompanying notes are an integral part of the financial statements.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 66

Notes to the Consolidated Financial Statements
A. Summary of Accounting Policies
Nature of Business
Chesapeake, incorporated in 1947 in Delaware, is a diversified utility company engaged in regulated energy, unregulated energy and other unregulated businesses. Our regulated energy business delivers natural gas to approximately 120,000 customers located in central and southern Delaware, Maryland’s Eastern Shore and Florida and electricity to approximately 31,000 customers in northeast and northwest Florida. Our regulated energy business also provides natural gas transmission service primarily through a 396-mile interstate pipeline from various points in Pennsylvania and northern Delaware to our natural gas distribution affiliates in Delaware and Maryland as well as to other utility and industrial customers in Pennsylvania, Delaware and the Eastern Shore of Maryland.
Our unregulated energy business includes natural gas marketing, propane distribution and propane wholesale marketing operations. The natural gas marketing operation sells natural gas supplies directly to commercial and industrial customers in Florida, Delaware and Maryland. Through our propane distribution operation, we distribute propane to approximately 48,000 customers in Delaware, the Eastern Shore of Maryland and Virginia, southeastern Pennsylvania and Florida. The propane wholesale marketing operation markets propane to wholesale customers including large independent oil and petrochemical companies, resellers and propane distribution companies in the southeastern United States.
We also engage in non-energy businesses, primarily through our advanced information services subsidiary, which provides information-technology-related business services and solutions for both enterprise and e-business applications.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of Chesapeake and its wholly-owned subsidiaries. As a result of the merger with FPU on October 28, 2009, FPU’s financial position, results of operations and cash flows have been consolidated into our results from the effective date of the merger. We do not have any ownership interests in investments accounted for using the equity method or any variable interests in a variable interest entity. All intercompany transactions have been eliminated in consolidation.
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
Reclassifications
We reclassified certain amounts in the consolidated balance sheet as of December 31, 2009 and in the consolidated statements of cash flows for the years ended December 31, 2009 and 2008 to conform to the current year’s presentation. These reclassifications are considered immaterial to the overall presentation of our consolidated financial statements.
Use of Estimates
Our financial statements are prepared in conformity with GAAP, which requires management to make estimates in measuring assets and liabilities and related revenues and expenses. These estimates involve judgments with respect to, among other things, various future economic factors that are difficult to predict and are beyond our control; therefore, actual results could differ from these estimates.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 67

Notes to the Consolidated Financial Statements
Property, Plant, Equipment and Depreciation
Property, plant and equipment is stated at original cost less accumulated depreciation or fair value, if impaired. Property, plant and equipment acquired in the merger were stated at fair value at the time of the merger. Costs include direct labor, materials and third-party construction contractor costs, allowance for capitalized interest and certain indirect costs related to equipment and employees engaged in construction. The costs of repairs and minor replacements are charged against income as incurred, and the costs of major renewals and betterments are capitalized. Upon retirement or disposition of property owned by the unregulated businesses, the gain or loss, net of salvage value, is charged to income. Upon retirement or disposition of property within the regulated businesses, the gain or loss, net of salvage value, is charged to accumulated depreciation. The provision for depreciation is computed using the straight-line method at rates that amortize the unrecovered cost of depreciable property over the estimated remaining useful life of the asset. Depreciation and amortization expenses for the regulated energy operations are provided at various annual rates, as approved by the regulators.

	December 31,	December 31,
	2010	2009	Useful Life(1)
(in thousands)
Plant in service
Mains	$259,672	$236,352	27-62 years
Services — utility	68,349	65,070	12-48 years
Compressor station equipment	24,952	24,981	42 years
Liquified petroleum gas equipment	27,623	28,240	5-31 years
Meters and meter installations	32,850	28,419	Unregulated energy 3-33 years, regulated energy 14-49 years
Measuring and regulating station equipment	22,332	17,708	14-54 years
Office furniture and equipment	15,796	15,532	Unregulated energy 4-7 years, regulated energy 14-25 years
Transportation equipment	17,046	16,613	1-20 years
Structures and improvements	16,290	15,184	3-44 years (2)
Land and land rights	15,052	12,789	Not depreciable, except certain regulated assets
Propane bulk plants and tanks	7,967	7,275	12-40 years
Electric transmission lines and transformers	30,669	29,024	10-41 years
Poles and towers	9,259	8,434	21-40 years
Other equipment	9,189	11,147	10-61 years
Various	21,945	22,676	Various

Total plant in service	578,991	539,444
Plus construction work in progress	5,394	4,461
Less accumulated depreciation	(121,628)	(107,318)

Net property, plant and equipment	$462,757	$436,587

(1)	Certain immaterial account balances may fall outside this range.

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

Chesapeake Utilities Corporation 2010 Form 10-K     Page 68

Notes to the Consolidated Financial Statements
Plant in service includes $1.4 million of assets owned by one of our natural gas transmission subsidiaries, which it uses to provide natural gas transmission service under a contract with a third- party. This contract is accounted for as an operating lease due to exclusive use of the assets by the customer. The service under this contract commenced in January 2009 and provides $264,000 in annual revenues for a term of 20 years. Accumulated depreciation for these assets total $146,000 at December 31, 2010.
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
Regulatory Assets, Liabilities and Expenditures
We account for our regulated operations in accordance with ASC Topic 980, “Regulated Operations.” This Topic includes accounting principles for companies whose rates are determined by independent third-party regulators. When setting rates, regulators often make decisions, the economics of which require companies to defer costs or revenues in different periods than may be appropriate for unregulated enterprises. When this situation occurs, a regulated company defers the associated costs as regulatory assets on the balance sheet and records them as expense on the income statement as it collects revenues. Further, regulators can also impose liabilities upon a regulated company for amounts previously collected from customers, and for recovery of costs that are expected to be incurred in the future as regulatory liabilities. If we were to require to terminate the application of these regulatory provisions to our regulated operations, all such deferred amounts would be recognized in the statement of income at that time, which could have a material impact to our financial position, result of operation and cash flows.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 69

Notes to the Consolidated Financial Statements
At December 31, 2010 and 2009, the regulated utility operations had recorded the following regulatory assets and liabilities on the Balance Sheets. These assets and liabilities will be recognized as revenues and expenses in future periods as they are reflected in customers’ rates.

	December 31,	December 31,
	2010	2009
(in thousands)
Regulatory Assets
Underrecovered purchased fuel costs	$—	$368
Income tax related amounts due from customers	1,897	2,022
Deferred post retirement benefits	8,304	3,636
Deferred transaction and transition costs	1,264	1,486
Deferred conversion and development costs	2,069	2,720
Environmental regulatory assets and expenditures	6,826	7,510
Acquisition adjustment (1)	764	795
Loss on reacquired debt(3)	1,668	154
Other	1,143	1,857

Total Regulatory Assets	$23,935	$20,548

Regulatory Liabilities
Self insurance	$1,265	$1,152
Overrecovered purchased fuel costs	8,159	6,523
Shared interruptible margins	—	84
Conservation cost recovery	320	1,060
Rate refund(2)	—	258
Income tax related amounts due to customers	48	74
Storm reserve	2,682	2,554
Accrued asset removal cost	35,092	33,214
Other	269	983

Total Regulatory Liabilities	$47,835	$45,902

(1)	Net carrying value of goodwill from FPU’s previous acquisition that is allowed to be amortized pursuant to a rate order.

(2)	Refunded to FPU natural gas customers in February 2010.

(3)	Gains and losses resulting from the reacquisition of long-term debt, which are amortized over future periods as adjustments to interest expense in accordance with established regulatory practice.
We have deferred certain costs as regulatory assets prior to obtaining specific regulatory approvals. We have deferred $1.3 million and $1.5 million, of FPU merger-related costs at December 31, 2010 and 2009, respectively, as deferred transaction and transition costs above, which represent our estimate, based on similar proceedings in Florida in the past, of the merger-related costs which we expect to be permitted to recover when we complete the appropriate proceedings. We are currently in the process of discussing this recovery with the Office of Public Counsel. Also included in income tax related amounts due from customers are $1.2 million and $838,000 at December 31, 2010 and 2009, respectively, for which we are currently seeking recovery in the rate case. With the exception of purchased fuel costs and deferred conversion and development costs, there are no material regulatory assets for which we have not earned the appropriate rate of return.
We monitor our regulatory and competitive environment to determine whether the recovery of our regulatory assets continues to be probable. If we were to determine that recovery of these assets is no longer probable, we would write off the assets against earnings. We believe that provisions of ASC Topic 980 “Regulated Operations” continue to apply to our regulated operations and that the recovery of our regulatory assets is probable.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 70

Notes to the Consolidated Financial Statements
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
The discount rates are utilized principally in calculating the actuarial present value of our pension and postretirement obligations and net pension and postretirement costs. When establishing its discount rates, we consider high quality corporate bond rates based on the Moody’s Aa bond index, the Citigroup yield curve, changes in those rates from the prior year, and other pertinent factors, such as the expected life of each of our plans and their respective payment options.
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
Actual changes in the fair value of plan assets and the differences between the actual return on plan assets and the expected return on plan assets could have a material effect on the amount of pension and postretirement benefit costs that we ultimately recognize. A 0.25 percent increase in the discount rate could decrease our pension and postretirement costs by approximately $98,000 and a decrease of 0.25 percent could increase our pension and postretirement costs by $123,000. A 0.25 percent increase in the rate of return would decrease our pension cost by approximately $112,000, and a decrease of 0.25 percent could increase our pension cost by approximately $117,000 and will not have an impact on postretirement and SERP plans because these plans are not funded.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 71

Notes to the Consolidated Financial Statements
Income Taxes and Investment Tax Credit Adjustments
Deferred tax assets and liabilities are recorded for the tax effect of temporary differences between the financial statement bases and tax bases of assets and liabilities and are measured using the enacted tax rates in effect in the years in which the differences are expected to reverse. The portions of our deferred tax liabilities applicable to regulated energy operations, which have not been reflected in current service rates, represent income taxes recoverable through future rates. Deferred tax assets are recorded net of any valuation allowance when it is more likely than not that such tax benefits will be realized. Investment tax credits on utility property have been deferred and are allocated to income ratably over the lives of the subject property.
We account for uncertainty in income taxes in the financial statements only if it is “more likely than not” that an uncertain tax position is sustainable based on technical merits. Recognizable tax positions are then measured to determine the amount of benefit recognized in the financial statements.
Financial Instruments
Xeron, our propane wholesale marketing operation, engages in trading activities using forward and futures contracts, which have been accounted for using the mark-to-market method of accounting. Under mark-to-market accounting, our trading contracts are recorded at fair value, net of future servicing costs. The changes in market price are recognized as gains or losses in revenues on the consolidated statements of income in the period of change. There were unrealized gains of $284,000 in 2010 and unrealized losses of $1.6 million in 2009. Trading liabilities are recorded as mark-to-market energy liabilities. Trading assets are recorded as mark-to-market energy assets.
Our natural gas, electric and propane distribution operations and natural gas marketing operations have entered into agreements with suppliers to purchase natural gas, electricity and propane for resale to their customers. Purchases under these contracts either do not meet the definition of derivatives or are considered “normal purchases and sales” and are accounted for on an accrual basis.
The propane distribution operation may enter into a fair value hedge of its inventory in order to mitigate the impact of wholesale price fluctuations. During 2008, we entered into a swap agreement to protect the Company from the impact that propane price increases would have on the Pro-Cap (propane price cap) Plan that the Delmarva propane distribution operation offers to our customers. Propane prices declined significantly in late 2008 and we recorded a mark-to-market loss of approximately $939,000 on the swap agreement in 2008, which increased the cost of propane sales. In January 2009, we terminated the swap agreement. The propane distribution operation may enter into a fair value hedge of its inventory in order to mitigate the impact of wholesale price fluctuations. During 2010 and 2009, we purchased a put option related to the Pro-Cap Plan, which we accounted for on a mark-to-market basis, and recorded a loss of $168,000 and $41,000, respectively. At both December 31, 2010 and 2009, the fair value of the put options was $0.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 72

Notes to the Consolidated Financial Statements
Earnings Per Share
Basic earnings per share are computed by dividing income available for common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed by dividing income available for common stockholders by the weighted average number of shares of common stock outstanding during the period adjusted for the exercise and/or conversion of all potentially dilutive securities, such as convertible debt and share-based compensation. The calculations of both basic and diluted earnings per share are presented in the following chart.

For the Years Ended December 31,	2010	2009	2008
(in thousands, except shares and per share data)
Calculation of Basic Earnings Per Share:
Net Income	$26,056	$15,897	$13,607
Weighted average shares outstanding	9,474,554	7,313,320	6,811,848

Basic Earnings Per Share	$2.75	$2.17	$2.00

Calculation of Diluted Earnings Per Share:
Reconciliation of Numerator:
Net Income	$26,056	$15,897	$13,607
Effect of 8.25% Convertible debentures	73	79	89

Adjusted numerator — Diluted	$26,129	$15,976	$13,696

Reconciliation of Denominator:
Weighted shares outstanding — Basic	9,474,554	7,313,320	6,811,848
Effect of dilutive securities:
Share-based Compensation	22,550	34,229	12,083
8.25% Convertible debentures	85,270	92,652	103,552

Adjusted denominator — Diluted	9,582,374	7,440,201	6,927,483

Diluted Earnings Per Share	$2.73	$2.15	$1.98

Common stock issued in connection with the FPU merger (See Note B, “Acquisitions,” to the Consolidated Financial Statements) increased weighted average shares outstanding during 2010 and 2009.
Operating Revenues
Revenues for our natural gas and electric distribution operations are based on rates approved by the PSCs of the states in which they operate. The natural gas transmission operation’s revenues are based on rates approved by the FERC. Customers’ base rates may not be changed without formal approval by these commissions. The PSCs, however, have authorized our regulated operations to negotiate rates, based on approved methodologies, with customers that have competitive alternatives. The FERC has also authorized ESNG to negotiate rates above or below the FERC-approved maximum rates, which customers can elect as an alternative to negotiated rates.
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

Chesapeake Utilities Corporation 2010 Form 10-K     Page 73

Notes to the Consolidated Financial Statements
The propane wholesale marketing operation records trading activity for open contracts on a net mark-to-market basis in our consolidated statement of income. For propane distribution customers without meters and advanced information services customers, we record revenue in the period the products are delivered and/or services are rendered.
Each of our natural gas distribution operations in Delaware and Maryland, our FPU natural gas operation and electric distribution operation in Florida has a purchased fuel cost recovery mechanism. This mechanism provides a method of adjusting the billing rates to reflect changes in the cost of purchased fuel. The difference between the current cost of fuel purchased and the cost of fuel recovered in billed rates is deferred and accounted for as either unrecovered purchased fuel costs or amounts payable to customers. Generally, these deferred amounts are recovered or refunded within one year. Chesapeake’s Florida natural gas distribution division provides only unbundled delivery service.
We charge flexible rates to our natural gas distribution industrial interruptible customers to compete with prices of alternative fuels, which these customers are able to use. Neither we nor any of our interruptible customers is contractually obligated to deliver or receive natural gas on a firm service basis.
We report revenue taxes, such as gross receipts taxes, franchise taxes, and sales taxes, on a net basis.
Cost of Sales
Cost of sales includes the direct costs attributable to the products sold or services we provide for our regulated and unregulated energy segments. These costs include primarily the variable cost of natural gas, electricity and propane commodities, pipeline capacity costs needed to transport and store natural gas, transmission costs for electricity, transportation costs to transport propane purchases to our storage facilities, and the direct cost of labor for our advanced information services operation.
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
Depreciation and Accretion Included in Operations Expenses
Depreciation and accretion included in operations expenses consist of the accretion of the costs of removal for future retirements of utility assets, vehicle depreciation, computer software and hardware depreciation, and other minor amounts of depreciation expense.
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

Chesapeake Utilities Corporation 2010 Form 10-K     Page 74

Notes to the Consolidated Financial Statements
Acquisition Accounting
The merger with FPU was accounted for under the acquisition method of accounting, with Chesapeake treated as the acquirer. The acquisition method of accounting requires, among other things, that the assets acquired and liabilities assumed in the merger be recognized at their fair value as of the acquisition date. It also establishes that the consideration transferred be measured at the closing date of the merger at the then-current market price. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, market participants are assumed to be buyers and sellers in the principal (or the most advantageous) market for the asset or liability and fair value measures for an asset assume the highest and best use by those market participants, rather than the acquirer’s intended use of those assets. In estimating the fair value of the assets and liabilities subject to rate regulation, we considered the nature of the assets and liabilities and the regulatory mechanism for recovery, to which these assets and liabilities are subject, as a factor in determining their appropriate fair value. We also considered the existence of a regulatory process that would allow, or sometimes require, regulatory assets and liabilities to be established for fair value adjustment to certain assets and liabilities subject to rate regulation. If a regulatory asset or liability should be established to offset the fair value adjustment based on the current regulatory process, as was the case for fuel contracts and long-term debt, we did not “gross-up” our balance sheet to reflect the fair value adjustment and corresponding regulatory asset/liability, because such “gross-up” would not have resulted in a change to our value of net assets and future earnings.
Total value of the consideration transferred by Chesapeake in the FPU merger was $75.7 million. Net fair value of the assets acquired and liabilities assumed in the FPU merger was estimated to be $41.5 million. This resulted in a purchase premium of $34.2 million, which was reflected as goodwill. Note B, “Acquisitions,” to the Consolidated Financial Statements describes more fully the purchase price allocation.
Subsequent Events
We have assessed and reported on subsequent events through the date of issuance of these Consolidated Financial Statements.

FASB Statements and Other Authoritative Pronouncements
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
Other Accounting Amendments Adopted by the Company in 2010
In January 2010, the FASB issued FASB Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” This ASU requires certain new disclosures and clarifies certain existing disclosure requirements about fair value measurement, as set forth in FASB ASC Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends ASC Subtopic 820-10 to now require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and, in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separate information about purchases, sales, issuances, and settlements. In addition, ASU 2010-06 clarifies certain requirements of the existing disclosures. We adopted the disclosures required by this ASU in the first quarter of 2010, except for disclosures about purchases, sales, issuances, and settlements in the roll-forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We currently do not have any assets or liabilities that would require Level 3 fair value measurements. Adoption of this ASU did not have an impact on our consolidated financial position and results of operations and cash flows.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 75

Notes to the Consolidated Financial Statements
In April 2010, the FASB issued FASB ASU 2010-12 — Income Taxes (Topic 740), “Accounting for Certain Tax effects of the 2010 Health Care Reform Acts.” This ASU codifies the SEC staff announcement relating to the accounting for the Health Care and Education Reconciliation Act and the Patient Protection and Affordable Care Act, which allows the two Acts to be considered together for accounting purposes. We adopted this ASU in the first quarter of 2010 and have determined that these Acts did not have a material impact on our income tax accounting (see Note M, “Employee Benefit Plans,” to the Consolidated Financial Statements for further discussion).
B. Acquisitions
FPU
On October 28, 2009, we completed a merger with FPU, pursuant to which FPU became a wholly-owned subsidiary of Chesapeake. The merger was accounted for under the acquisition method of accounting, with Chesapeake treated as the acquirer for accounting purposes.
The merger increased our overall presence in Florida by adding approximately 51,000 natural gas distribution customers and 12,000 propane distribution customers to our existing Florida operations. As a result of the merger, we also now serve approximately 31,000 electric customers in northwest and northeast Florida.
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

Chesapeake Utilities Corporation 2010 Form 10-K     Page 76

Notes to the Consolidated Financial Statements
The following table summarizes the final allocation of the purchase price to the assets acquired and liabilities assumed at the date of the merger.

October 28, 2009
(in thousands)
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

None of the $34.2 million in goodwill recorded in connection with the merger is deductible for tax purposes. All of the goodwill recorded in connection with the merger is related to the regulated energy segment. We believe the goodwill recognized is attributable to the synergies and opportunities primarily related to FPU’s regulated energy businesses. The intangible assets acquired in connection with the merger are related to propane customer list ($3.5 million) and favorable propane supply contracts ($519,000). The intangible value assigned to FPU’s existing propane customer list is being amortized over a 12-year period based on the expected duration of the benefit arising from the list. The intangible value assigned to FPU’s favorable propane contracts is being amortized over a period ranging from one to 14 months based on contractual terms.

Current assets of $26.8 million acquired during the merger included notes receivable of approximately $5.8 million, for which we received full payment in March 2010, and accounts receivable of approximately $3.1 million, $6.0 million and $891,000 for FPU’s natural gas, electric and propane distribution businesses, respectively.

The pre-merger contingencies of $923,000 included in the final allocation of the purchase price are primarily related to a pending settlement agreement for a class action complaint against FPU from a propane customer, which is further discussed in Note Q, “Other Commitments and Contingencies” to the Consolidated Financial Statements. The proposed settlement addresses a particular charge by FPU to its propane customers during the period from May 27, 2006 to September 24, 2010, which encompasses both pre-merger and post-merger periods. We used the ratio of the charges assessed to customers during the pre-merger period to the charges assessed to customers during the total settlement period to estimate that $835,000 of the total contingency was related to FPU’s operations prior to the merger with Chesapeake. The portion of the liability related to FPU’s operations after the merger with Chesapeake and any increases to the liability after the measurement date, which totaled to $370,000, was expensed in 2010. Also included in the pre-merger contingencies are liabilities related to FPU’s income taxes for periods prior to the merger.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 77

Notes to the Consolidated Financial Statements

The financial position and results of operations and cash flows of FPU from the effective date of the merger are included in our consolidated financial statements. The revenue from FPU for the years December 31, 2010 and 2009, included in our consolidated statements of income, were $180.2 million and $26.4 million, respectively, and the net income from FPU for the years ended December 31, 2010 and 2009, included in our consolidated statements of income, were $9.3 million and $1.8 million, respectively.

The following table shows the actual results of combined operations for the year ended December 31, 2010 and pro forma results of combined operations for the year ended December 31, 2009, as if the merger had been completed at January 1, 2009. Since the effects of the merger for the year ended December 31, 2010 were already included in the actual results of our consolidated operations, there is no pro forma adjustment for the year ended December 31, 2010.

For the Years Ended December 31,	2010	2009
(in thousands, except per share data)

Operating revenues	$427,546	$394,772
Operating Income	$51,930	$44,382
Net Income	$26,056	$20,872

Earnings per share — basic	$2.75	$2.23
Earnings per share — diluted	$2.73	$2.20
Pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results would have been had the acquisition actually occurred on January 1, 2009.
The acquisition method of accounting requires acquisition-related costs to be expensed in the period in which those costs are incurred, rather than including them as a component of consideration transferred. It also prohibits an accrual of certain restructuring costs at the time of the merger. As we intend to seek recovery in future rates in Florida of a certain portion of the purchase premium paid and merger-related costs incurred, we also considered the impact of ASC Topic 980, “Regulated Operations,” in determining the proper accounting treatment for the merger-related costs. As of December 31, 2010, we incurred approximately $3.3 million in costs to consummate the merger, including the cost associated with merger-related litigation and integrating operations following the merger. This includes $369,000 incurred during the year ended December 31, 2010. We deferred approximately $1.3 million of the total costs incurred as a regulatory asset at December 31, 2010, which represents our best estimate, based on similar proceedings in Florida in the past, of the costs which we expect to be permitted to recover when we complete the appropriate rate proceedings.
Included in the $3.3 million merger-related costs incurred as of December 31, 2010, were approximately $452,000 of severance and other restructuring charges for our efforts to integrate the operations of the two companies.
Virginia LP Gas
On February 4, 2010, Sharp Energy, Inc. (“Sharp”), our propane distribution subsidiary, purchased the operating assets of Virginia LP Gas, Inc., a propane distributor serving approximately 1,000 retail customers in Northampton and Accomack Counties in Virginia. The total consideration for the purchase was $600,000, of which $300,000 was paid at the closing and the remaining $300,000 will be paid over 60 months. Based on our valuation, we allocated $188,000 of the purchase price to intangible assets, which consist of customer lists and non-compete agreements. These intangible assets are being amortized over a seven-year period. There was no goodwill recorded in connection with this acquisition. The revenue and net income from this acquisition which were included in our consolidated statement of income for the year ended December 31, 2010 were not material.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 78

Notes to the Consolidated Financial Statements
Indiantown Gas Company
On August 9, 2010, FPU purchased the natural gas operating assets of IGC, which provides natural gas distribution services to approximately 700 customers including two large industrial customers in Indiantown, Florida. FPU paid approximately $1.2 million for these assets. FPU recorded $742,000 in goodwill in connection with this acquisition, all of which is deductible for income tax purposes. There was no intangible asset recorded in connection with this acquisition. The revenue and net income from this acquisition which were included in our consolidated statement of income for the year ended December 31, 2010 were not material.
C. Segment Information
We use the management approach to identify operating segments. We organize our business around differences in regulatory environment and/or products or services, and the operating results of each segment are regularly reviewed by the chief operating decision maker (our Chief Executive Officer) in order to make decisions about resources and to assess performance. The segments are evaluated based on their pre-tax operating income. Our operations comprise of three operating segments:
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

•
Other. The “Other” segment consists primarily of the advanced information services subsidiary, unregulated subsidiaries that own real estate leased to Chesapeake and certain corporate costs not allocated to other operations.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 79

Notes to the Consolidated Financial Statements
The following table presents information about our reportable segments.

For the Years Ended December 31,	2010	2009	2008
(in thousands)
Operating Revenues, Unaffiliated Customers
Regulated Energy	$268,830	$137,847	$115,544
Unregulated Energy	146,430	119,719	161,287
Other	12,286	11,219	14,612

Total operating revenues, unaffiliated customers	$427,546	$268,785	$291,443

Intersegment Revenues (1)
Regulated Energy	$1,104	$1,252	$924
Unregulated Energy	363	254	3
Other	856	779	761

Total intersegment revenues	$2,323	$2,285	$1,688

Operating Income
Regulated Energy	$43,509	$26,900	$24,733
Unregulated Energy	7,908	8,158	3,781
Other	513	(1,322)	(35)

Operating Income	51,930	33,736	28,479

Other income	195	165	103
Interest charges	9,146	7,086	6,158
Income taxes	16,923	10,918	8,817

Net income from continuing operations	$26,056	$15,897	$13,607

Depreciation and Amortization
Regulated Energy	$17,038	$8,866	$6,694
Unregulated Energy	3,433	2,415	2,024
Other and eliminations	287	307	287

Total depreciation and amortization	$20,758	$11,588	$9,005

Capital Expenditures
Regulated Energy	$41,898	$22,917	$25,386
Unregulated Energy	2,764	1,873	3,417
Other	2,293	1,504	2,041

Total capital expenditures	$46,955	$26,294	$30,844

(1)	All significant intersegment revenues are billed at market rates and have been eliminated from consolidated revenues.

At December 31,	2010	2009
(in thousands)

Identifiable Assets
Regulated Energy	$520,192	$481,606
Unregulated Energy	113,039	99,642
Other	37,762	34,286

Total identifiable assets	$670,993	$615,534

Chesapeake Utilities Corporation 2010 Form 10-K     Page 80

Notes to the Consolidated Financial Statements
Our operations are almost entirely domestic. Our advanced information services subsidiary, BravePoint, has infrequent transactions with foreign companies, located primarily in Canada, which are denominated and paid in U.S. dollars. These transactions are immaterial to the consolidated revenues.
D. Supplemental Cash Flow Disclosures
Cash paid for interest and income taxes during the years ended December 31, 2010, 2009 and 2008 were as follows:

For the Years Ended December 31,	2010	2009	2008
(in thousands)
Cash paid for interest	$8,751	$6,703	$5,835
Cash paid for income taxes	$10,168	$1,111	$3,885
Non-cash investing and financing activities during the years ended December 31, 2010, 2009, and 2008 were as follows:

For the Years Ended December 31,	2010	2009	2008
(in thousands)
Capital property and equipment acquired on account, but not paid as of December 31	$1,064	$1,151	$696
Merger/acquisitions	$300	$75,682	$—
Retirement Savings Plan	$902	$982	$159
Dividend Reinvestment Plan	$1,182	$692	$208
Conversion of Debentures	$202	$135	$177
Performance Incentive Plan	$719	$—	$568
Director Stock Compensation Plan	$297	$214	$181
Tax benefit on stock warrants and share-based compensation	$253	$—	$50
E. Derivative Instruments
We use derivative and non-derivative contracts to engage in trading activities and manage risks related to obtaining adequate supplies and the price fluctuations of natural gas and propane. Our natural gas and propane distribution operations have entered into agreements with suppliers to purchase natural gas and propane for resale to their customers. Purchases under these contracts either do not meet the definition of derivatives or are considered “normal purchases and sales” and are accounted for on an accrual basis. Our propane distribution operation may also enter into fair value hedges of its inventory in order to mitigate the impact of wholesale price fluctuations. As of December 31, 2010, our natural gas and propane distribution operations did not have any outstanding derivative contracts.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 81

Notes to the Consolidated Financial Statements
Xeron, our propane wholesale and marketing operation, engages in trading activities using forward and futures contracts. These contracts are considered derivatives and have been accounted for using the mark-to-market method of accounting. Under the mark-to-market method of accounting, the trading contracts are recorded at fair value and the changes in fair value of those contracts are recognized as unrealized gains or losses in the statement of income in the period of change. As of December 31, 2010, we had the following outstanding trading contracts which we accounted for as derivatives:

	Quantity in	Estimated Market	Weighted Average
At December 31, 2010	Gallons	Prices	Contract Prices
Forward Contracts
Sale	13,523,496	$1.0350 — $1.4100	$1.2192
Purchase	12,914,496	$1.0150 — $1.3779	$1.2093

Other Contract
Put option	1,470,000	$—	$0.1150
Estimated market prices and weighted average contract prices are in dollars per gallon.
All contracts expire by the end of the second quarter of 2011.
The following tables present information about the fair value and related gains and losses of our derivative contracts. We did not have any derivative contracts with a credit-risk-related contingency.
Fair values of the derivative contracts recorded in the Consolidated Balance Sheets as of December 31, 2010 and 2009, are the following:

		Asset Derivatives
		Fair Value
		December 31,	December 31,
(in thousands)	Balance Sheet Location	2010	2009
Derivatives not designated as hedging instruments:
Forward contracts	Mark-to-market energy assets	$1,642	$2,379
Put Option(1) (2)	Mark-to-market energy assets	—	—

Total asset derivatives		$1,642	$2,379

		Liability Derivatives
		Fair Value
		December 31,	December 31,
(in thousands)	Balance Sheet Location	2010	2009
Derivatives not designated as hedging instruments:
Forward contracts	Mark-to-market energy liabilities	$1,492	$2,514

Total liability derivatives		$1,492	$2,514

(1)	We purchased a put option for the Pro-Cap (propane price cap) Plan in October 2010. The put option which expires in January and February 2011 had a fair value of $0 at December 31, 2010.

(2)	We purchased a put option for the Pro-Cap Plan in September 2009. The put option, which expired on March 31, 2010, had a fair value of $0 at December 31, 2009.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 82

Notes to the Consolidated Financial Statements
The effects of gains and losses from derivative instruments on the Consolidated Statement of Income are the following:

		Amount of Gain (Loss) on Derivatives:
	Location of Gain	For the Years Ended December 31,
(in thousands)	(Loss) on Derivatives	2010	2009	2008
Derivatives designated a fair value hedges:
Propane swap agreement(1)	Cost of Sales	$—	$(42)	$1,476

Derivatives not designated as hedging instruments:
Put Option(2)	Cost of Sales	(168)	—	—
Put Option(3)	Revenue	—	(41)	—
Unrealized gain (loss) on forward contracts	Revenue	284	(1,565)	1,357

Total		$116	$(1,648)	$2,833

(1)
Our propane distribution operation entered into a propane swap agreement to protect it from the impact that wholesale propane price increases would have on the Pro-Cap (propane price cap) Plan that was offered to customers. We terminated this swap agreement in January 2009.

(2)	We purchased a put option for the Pro-Cap Plan in October 2010. The put option, which expires in January and February 2011, had a fair value of $0 at December 31, 2010.

(3)	We purchased a put option for the Pro-Cap Plan in September 2009. The put option, which expired on March 31, 2010, had a fair value of $0 at December 31, 2009.
The effects of trading activities on the Consolidated Statements of Income are the following:

		Amount of Trading Revenue
	Location of Gain	For the Years Ended December 31,
(in thousands)	(Loss) on Derivatives	2010	2009	2008
Realized gain on forward contracts/put option	Revenue	$1,540	$3,830	$1,935
Unrealized gain (loss) on forward contracts	Revenue	284	(1,565)	1,357

Total		$1,824	$2,265	$3,292

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

Chesapeake Utilities Corporation 2010 Form 10-K     Page 83

Notes to the Consolidated Financial Statements
The following table summarizes our financial assets and liabilities that are measured at fair value on a recurring basis and the fair value measurements, by level, within the fair value hierarchy used at December 31, 2010:

		Fair Value Measurements Using:
			Significant
			Other	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments	$4,036	$4,036	$—	$—
Mark-to-market energy assets	$1,642	$—	$1,642	$—

Liabilities:
Mark-to-market energy liabilities	$1,492	$—	$1,492	$—
The following table summarizes our financial assets and liabilities that are measured at fair value on a recurring basis and the fair value measurements, by level, within the fair value hierarchy used at December 31, 2009:

		Fair Value Measurements Using:
			Significant
			Other	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments	$1,959	$1,959	—	$—
Mark-to-market energy assets	$2,379	$—	$2,379	$—

Liabilities:
Mark-to-market energy liabilities	$2,514	$—	$2,514	$—
The following valuation techniques were used to measure fair value assets in the table above on a recurring basis as of December 31, 2010 and 2009:
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

At December 31, 2010, there were no non-financial assets or liabilities required to be reported at fair value. We review our non-financial assets for impairment at least on an annual basis, as required.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 84

Notes to the Consolidated Financial Statements
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
At December 31, 2010, long-term debt, which includes the current maturities of long-term debt, had a carrying value of $98.9 million, compared to a fair value of $113.4 million, using a discounted cash flow methodology that incorporates a market interest rate based on published corporate borrowing rates for debt instruments with similar terms and average maturities, with adjustments for duration, optionality, and risk profile. At December 31, 2009, the estimated fair value was approximately $145.5 million, compared to a carrying value of $134.1 million.
G. Investments
The investment balance at December 31, 2010, represents: (a) a Rabbi Trust associated with our Supplemental Executive Retirement Savings Plan; (b) a Rabbi Trust related to a stay bonus agreement with a former executive; and (c) investments in equity securities. We classify these investments as trading securities and report them at their fair value. Any unrealized gains and losses, net of other expenses, are included in other income in the consolidated statements of income. We also have an associated liability that is recorded and adjusted each month for the gains and losses incurred by the Rabbi Trusts. At December 31, 2010 and 2009, total investments had a fair value of $4.0 million and $2.0 million, respectively.
H. Goodwill and Other Intangible Assets
The carrying value of goodwill as of December 31, 2010 and 2009 is as follows:

	December 31,	December 31,
(in thousands)	2010	2009

Regulated Energy	$34,939	$33,421
Unregulated Energy	674	674

Total	$35,613	$34,095

Goodwill in the regulated energy segment is comprised of $34.2 million from the FPU merger and $746,000 from the purchase of operating assets from IGC. Goodwill in the unregulated energy segment is comprised of the premium paid by Sharp in its acquisitions in the late 1980s and 1990s.
We test for impairment of goodwill at least annually. The impairment testing for 2010 and 2009 indicated no impairment of goodwill.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 85

Notes to the Consolidated Financial Statements
The carrying value and accumulated amortization of intangible assets subject to amortization as of December 31, 2010 and 2009 are as follows:

	December 31, 2010		December 31, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
(in thousands)
Favorable propane contracts	$0	$0	$519	$169
Customer list	3,500	340	3,500	49
Other	566	267	379	229

	$4,066	$607	$4,398	$447

Favorable propane contracts and customer list were acquired in the FPU merger in October 2009. All of the favorable propane contracts expired as of December 31, 2010. The propane customer list is amortized over a 12-year period. Other intangible assets include customer lists and a non-compete agreement acquired in the purchase of the operating assets of Virginia LP Gas, Inc. in February 2010 and customer lists and acquisition costs from our acquisitions in the late 1980s and 1990s. These intangible assets are amortized over a period ranging from seven to 40 years.
For the years ended December 31, 2010, 2009 and 2008, amortization expense of intangible assets was $679,000, $232,000 and $14,000, respectively. Amortization expense of intangible assets for 2011 to 2015 is: $332,000 for 2011, $329,000 for 2012, $325,000 for 2013 – 2015.
I. Income Taxes
We file a consolidated federal income tax return. Income tax expense allocated to our subsidiaries is based upon their respective taxable incomes and tax credits. FPU has been included in the Company’s consolidated federal return since the completion of the merger on October 28, 2009. State income tax returns are filed on a separate company basis in most states where we have operations and/or are required to file. FPU will continue to file a separate state income tax return in Florida.
In September 2008, the Internal Revenue Service (“IRS”) completed its examination of our 2005 and 2006 consolidated federal returns and issued its Examination Report. As a result of the examination, we reduced our income tax receivable by $27,000 for the tax liability associated with disallowed expense deductions included on the tax returns. We have amended our 2005 and 2006 federal and state corporate income tax returns to reflect the disallowed expense deductions. We are no longer subject to income tax examinations by the IRS for years before December 31, 2006. FPU filed a separate federal income tax return for the period prior to the merger and is not subject to income tax examinations by the IRS for years before December 31, 2005.
We generated net operating losses in 2008, for federal income tax purposes, primarily from increased book-to-tax timing differences authorized by the 2008 American Recovery and Reinvestment Act, which allowed bonus depreciation for certain assets. A federal tax net operating loss of $9,049,132 was carried forward to 2009 and fully offset taxable income for the year. As of December 31, 2010, we have no remaining carryforward of the 2008 federal tax net operating loss. As of December 31, 2010, we also had tax net operating losses from various states totaling $16.6 million, almost all of which will expire in 2027. We have recorded a deferred tax asset of $1.3 million related to these carry-forwards. We have not recorded a valuation allowance to reduce the future benefit of the tax net operating losses because we believe they will all be utilized.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 86

Notes to the Consolidated Financial Statements
The tables below provide the following: (a) the components of income tax expense; (b) reconciliation between the statutory federal income tax rate and the effective income tax rate; and (c) the components of accumulated deferred income tax assets and liabilities at December 31, 2010 and 2009.

For the Years Ended December 31,	2010	2009	2008
(in thousands)
Current Income Tax Expense
Federal	$1,566	$—	$(2,551)
State	2,116	878	—
Investment tax credit adjustments, net	(91)	(69)	(42)

Total current income tax expense (benefit)	3,591	809	(2,593)

Deferred Income Tax Expense (1)
Property, plant and equipment	16,964	7,098	10,272
Deferred gas costs	(2,505)	(786)	781
Pensions and other employee benefits	(402)	(612)	(174)
Amortization of intangibles	(211)	5	75
Environmental expenditures	32	7	145
Net operating loss carryforwards	99	4,106	—
Merger related costs	(13)	967	—
Reserve for insurance deductibles	(419)	518	462
Other	(213)	(1,194)	(151)

Total deferred income tax expense (benefit)	13,332	10,109	11,410

Total Income Tax Expense	$16,923	$10,918	$8,817

Reconciliation of Effective Income Tax Rates

Continuing Operations
Federal income tax expense (2)	$15,053	$9,171	$7,863
State income taxes, net of federal benefit	2,083	1,490	1,162
Merger related costs	70	299	—
ESOP dividend deduction	(266)	(213)	(205)
Other	(17)	171	(3)

Total income tax expense	$16,923	$10,918	$8,817

Effective income tax rate	39.38%	40.72%	39.32%

At December 31,	2010	2009
(in thousands)
Deferred Income Taxes
Deferred income tax liabilities:
Property, plant and equipment	$89,544	$75,863
Deferred gas costs	—	848
Loss on reacquired debt	643	59
Other	2,891	2,884

Total deferred income tax liabilities	93,078	79,654

Deferred income tax assets:
Pension and other employee benefits	7,849	7,972
Environmental costs	1,770	1,803
Net operating loss carryforwards	1,300	305
Self insurance	419	464
Storm reserve liability	1,034	985
Other	2,866	2,841

Total deferred income tax assets	15,238	14,370

Deferred Income Taxes Per Consolidated Balance Sheet	$77,840	$65,284

(1)	Includes $1,963,000, $1,588,000 and $260,000 of deferred state income taxes for the years 2010, 2009 and 2008, respectively.

(2)	Federal income taxes were recorded at 35% for each year represented.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 87

Notes to the Consolidated Financial Statements
J. Long-term Debt
Our outstanding long-term debt is as shown below.

	December 31,	December 31,
(in thousands)	2010	2009
FPU secured first mortgage bonds:
9.57% bond, due May 1, 2018	$7,248	$8,156
10.03% bond, due May 1, 2018	3,986	4,486
9.08% bond, due June 1, 2022	7,950	7,950
6.85% bond, due October 1, 2031	—	14,012
4.90% bond, due November 1, 2031	—	13,222
Uncollateralized senior notes:
6.91% note, due October 1, 2010	—	909
6.85% note, due January 1, 2012	1,000	2,000
7.83% note, due January 1, 2015	8,000	10,000
6.64% note, due October 31, 2017	19,091	21,818
5.50% note, due October 12, 2020	20,000	20,000
5.93% note, due October 31, 2023	30,000	30,000
Convertible debentures:
8.25% due March 1, 2014	1,318	1,520
Promissory note	265	40

Total long-term debt	98,858	134,113
Less: current maturities	(9,216)	(35,299)

Total long-term debt, net of current maturities	$89,642	$98,814

Annual maturities of consolidated long-term debt are as follows: $9,216 for 2011; $8,196 for 2012; $8,196 for 2013; $12,514 for 2014; $9,141 for 2015 and $51,685 thereafter.
Secured First Mortgage Bonds
In October 2009, we became subject to the obligations of FPU’s secured first mortgage bonds in connection with the merger. FPU’s secured first mortgage bonds are guaranteed by Chesapeake and are secured by a lien covering all of FPU’s property. The 9.57 percent bond and 10.03 percent bond require annual sinking fund payments of $909,000 and $500,000, respectively.
In January 2010, we redeemed the 6.85 percent and 4.90 percent series of FPU’s secured first mortgage bonds prior to their respective maturities. The difference between the carrying value of those bonds and the amount paid at redemption totaling $1.5 million was deferred as a regulatory asset. We are amortizing this difference over the remaining terms of these bonds as adjustments to interest expense as allowed by the Florida PSC.
Uncollateralized Senior Notes
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

Chesapeake Utilities Corporation 2010 Form 10-K     Page 88

Notes to the Consolidated Financial Statements
Convertible Debentures
The convertible debentures may be converted, at the option of the holder, into shares of our common stock at a conversion price of $17.01 per share. During 2010 and 2009, debentures totaling $202,000 and $135,000, respectively, were converted to stock. The debentures are also redeemable for cash at the option of the holder, subject to an annual non-cumulative maximum limitation of $200,000. In 2010 and 2009, no debentures were redeemed for cash. At our option, the debentures may be redeemed at stated amounts.
Debt Covenants
Indentures to our long-term debt contain various restrictions. The most stringent restrictions state that we must maintain equity of at least 40 percent of total capitalization, and the fixed charge coverage ratio must be at least 1.2 times. In connection with the merger, the uncollateralized senior notes were amended to include an additional covenant requiring the Company to maintain no more than a 20-percent ratio of secured and subsidiary long-term debt to consolidated tangible net worth by October 2011. Failure to comply with those covenants could result in accelerated due dates and/or termination of the uncollateralized senior note agreements. As of December 31, 2010, we are in compliance with all of our debt covenants. With the redemption of FPU’s 6.85 percent and 4.90 percent secured first mortgage bonds in January 2010, the additional covenant requiring us to maintain no more than a 20-percent ratio of secured and subsidiary long-term debt to consolidated tangible net worth was met.
Each of Chesapeake’s uncollateralized senior notes contains a “Restricted Payments” covenant as defined in the note agreements. The most restrictive covenants of this type are included within the 7.83 percent Unsecured Senior Notes, due January 1, 2015. The covenant provides that we cannot pay or declare any dividends or make any other Restricted Payments (such as dividends) in excess of the sum of $10.0 million, plus our consolidated net income accrued on and after January 1, 2001. As of December 31, 2010, the cumulative consolidated net income base was $128.9 million, offset by Restricted Payments of $76.2 million, leaving $52.7 million of cumulative net income free of restrictions.
Each series of FPU’s first mortgage bonds contains a similar restriction that limits the payment of dividends by FPU. The most restrictive covenants of this type are included within the series that is due in 2022, which provides that FPU cannot make dividend or other restricted payments in excess of the sum of $2.5 million plus FPU’s consolidated net income accrued on and after January 1, 1992. As of December 31, 2010, FPU’s cumulative net income base was $65.9 million, offset by restricted payments of $37.6 million, leaving $28.3 million of cumulative net income for FPU free of restrictions pursuant to this covenant. In January 2010, this series of first mortgage bonds was redeemed prior to its maturity.
K. Short-term Borrowing
At December 31, 2010 and 2009, we had $64.0 million and $30.0 million, respectively, of short-term borrowings outstanding. The annual weighted average interest rates on our short-term borrowings were 1.77 percent and 1.28 percent for 2010 and 2009, respectively. We incurred commitment fees of $86,000 and $79,000 in 2010 and 2009, respectively.
The outstanding short-term borrowings at December 31, 2010 were composed of $30.8 million in borrowings from the bank lines of credit, $29.1 million in borrowings from a term loan maturing in March 2011 and $4.1 million in book overdrafts representing outstanding checks in excess of funds on deposit, which if presented would be funded through the bank lines of credit. All of the outstanding short-term borrowings at December 31, 2009 were related to the bank lines of credit.
As of December 31, 2010, we had four unsecured bank lines of credit with two financial institutions, totaling $100.0 million, none of which requires compensating balances. These bank lines are available to provide funds for our short-term cash needs to meet seasonal working capital requirements and to temporarily fund portions of our capital expenditures. We maintain both committed and uncommitted credit facilities. Advances offered under the uncommitted lines of credit are subject to the discretion of the banks. We are currently authorized by our Board of Directors to borrow up to $85.0 million of short-term debt, as required, from these short-term lines of credit.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 89

Notes to the Consolidated Financial Statements
Committed credit facilities
As of December 31, 2010 we had two committed revolving credit facilities totaling $60.0 million. The first facility is an unsecured $30.0 million revolving line of credit that bears interest at the respective LIBOR rate, plus 1.25 percent per annum. At December 31, 2010, there were no available funds under this credit facility.
The second facility is a $30.0 million committed revolving line of credit that bears interest at a base rate plus 1.25 percent, if requested and advanced on the same day, or LIBOR for the applicable period plus 1.25 percent if requested three days prior to the advance date. At December 31, 2010, there was $29.2 million available under this credit facility.
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
Uncommitted credit facilities
As of December 31, 2010, we had two uncommitted lines of credit facilities totaling $40.0 million. Advances offered under the uncommitted lines of credit are subject to the discretion of the banks.
The first facility is an uncommitted $20.0 million line of credit that bears interest at a rate per annum as offered by the bank for the applicable period. At December 31, 2010, the entire borrowing capacity of $20.0 million was available under this credit facility.
The second facility is a $20.0 million uncommitted line of credit that bears interest at a rate per annum as offered by the bank for the applicable period. We have issued $3.2 million in letters of credit under this credit facility. There have been no draws on these letters of credit as of December 31, 2010. We do not anticipate that the letters of credit will be drawn upon by the counterparties and we expect that the letters of credit will be renewed to the extent necessary in the future. At December 31, 2010, there was $16.8 million available under this credit facility which was reduced by $3.2 million for letters of credit issued.
In addition to the four unsecured bank lines of credit, we entered into a new term loan for $29.1 million with an existing lender in March 2010. We borrowed $29.1 million under this new credit facility related to the early redemption of the 6.85 percent and 4.90 percent series of FPU’s secured first mortgage bonds prior to their respective maturities. The interest rate on the borrowing was fixed at 1.88 percent for nine months and on December 16, 2010 the rate was fixed for three months at 1.55 percent. On November 1, 2010 we extended the maturity of this credit facility from March 15, 2011 until October 31, 2011. We are subject to the same covenants representations and warranties for this term loan facility as we are for the $20 million second uncommitted line of credit facility.
In October 2009 in connection with the FPU merger, we became subject to $4.2 million in outstanding borrowings under FPU’s revolving line of credit. All of the outstanding borrowings were repaid in full in November 2009 and FPU’s revolving line of credit was terminated on November 23, 2009.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 90

Notes to the Consolidated Financial Statements
L. Lease Obligations
We have entered into several operating lease arrangements for office space, equipment and pipeline facilities. Rent expense related to these leases was $1.1 million, $997,000 and $880,000 for 2010, 2009 and 2008, respectively. Future minimum payments under our current lease agreements are $803,000, $717,000, $517,000, $377,000 and $93,000 for the years 2011 through 2015, respectively; and $2.0 million thereafter, with an aggregate total of $4.5 million.
M. Employee Benefit Plans
Retirement Plans
We sponsor a defined benefit pension plan (“Chesapeake Pension Plan”), an unfunded pension supplemental executive retirement plan (“Chesapeake SERP”), and an unfunded postretirement health care and life insurance plan (“Chesapeake Postretirement Plan”). As a result of the merger with FPU, we now also sponsor and maintain a separate defined benefit pension plan for FPU (“FPU Pension Plan”) and a separate unfunded postretirement medical plan for FPU (“FPU Medical Plan”).
We measure the assets and obligations of the defined benefit pension plans and other postretirement benefits plans to determine the plans’ funded status as of the end of the year as an asset or a liability on our consolidated balance sheets. We record as a component of other comprehensive income/loss or a regulatory asset the changes in funded status that occurred during the year that are not recognized as part of net periodic benefit costs.
The following table presents the amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income/loss or as a regulatory asset as of December 31, 2010:

	Chesapeake	FPU		Chesapeake	FPU
	Pension	Pension	Chesapeake	Postretirement	Medical
(in thousands)	Plan	Plan	SERP	Plan	Plan	Total
Prior service cost (credit)	$(11)	$—	$83	$—	$—	$72
Net loss	3,221	1,409	793	1,145	531	7,099

Total unrecognized cost	$3,210	$1,409	$876	$1,145	$531	$7,171

Accumulated other comprehesive loss pre-tax(1)	$3,210	$268	$876	$1,145	$101	$5,600
Regulatory asset post merger	—	1,141	—	—	430	1,571

Subtotal	3,210	1,409	876	1,145	531	7,171
Regulatory asset pre-merger	—	6,631	—	—	78	6,709

Total	$3,210	$8,040	$876	$1,145	$609	$13,880

(1)	The total amount of accumulated other comprehensive loss recorded on our consolidated balance sheets as of December 31, 2010 is net of income tax benefits of $2.2 million.
The pre-merger regulatory asset of $6.7 million at December 31, 2010 represents the portion attributable to FPU’s regulated energy operations of the changes in the funded status in the FPU Pension Plan and FPU Medical Plan that occurred but were not recognized as part of the net periodic benefit costs prior to the merger. This portion was deferred as a regulatory asset prior to the merger by FPU pursuant to a previous order by the Florida PSC and continues to be amortized over the remaining service period of the participants at the time of the merger.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 91

Notes to the Consolidated Financial Statements
The amounts in accumulated other comprehensive income/loss and regulatory asset for our pension and postretirement benefits plans that are expected to be recognized as a component of net benefit cost in 2011 are set forth in the following table:

	Chesapeake	FPU		Chesapeake	FPU
	Pension	Pension	Chesapeake	Postretirement	Medical
(in thousands)	Plan	Plan	SERP	Plan	Plan	Total
Prior service cost (credit)	$(5)	$—	$19	$—	$—	$14
Net (gain) loss	$173	$—	$43	$58	$22	$296
Amortization of pre-merger regulatory asset	$—	$761	$—	$—	$8	$769
In January 2011, our former Chief Executive Officer, John Schimkaitis, retired and received a lump-sum pension distribution of $844,000 from the Chesapeake Pension Plan. He is also expected to receive $765,000 in the form of a lump-sum distribution from the Chesapeake SERP in July 2011. In connection with these lump-sum payment distributions, we expect to record $455,000 in pension settlement losses which will be recorded in addition to the net benefit cost in 2011. Based upon the current funding status of the Chesapeake Pension Plan, which does not meet or exceed 110 percent of the benefit obligation as required per the regulations, Mr. Schimkaitis was required to deposit property equal to 125 percent of the restricted portion of his lump sum distribution into an escrow. Each year, an amount equal to the value of payments that would have been paid to him if he had elected the life annuity form of distribution will become unrestricted. Property equal to the life annuity amount will be returned to him from the escrow account. These same regulations will apply to the top 20 highest compensated employees taking distributions from the Pension Plan.
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
The following schedule summarizes the assets of the Chesapeake Pension Plan, by investment type, at December 31, 2010, 2009 and 2008 and the assets of the FPU Pension Plan, by investment type, at December 31, 2010 and 2009:

	Chesapeake			FPU
	Pension Plan			Pension Plan
At December 31,	2010	2009	2008	2010	2009
Asset Category
Equity securities	64.33%	66.22%	48.70%	60.00%	63.00%
Debt securities	30.60%	33.76%	51.24%	35.00%	29.00%
Other	5.07%	0.02%	0.06%	5.00%	8.00%

Total	100.00%	100.00%	100.00%	100.00%	100.00%

Chesapeake Utilities Corporation 2010 Form 10-K     Page 92

Notes to the Consolidated Financial Statements
The asset listed as “Other” in the above table represents monies temporarily held in money market funds, which invest at least 80 percent of their total assets in:
•	United States government obligations; and
•	Repurchase agreements that are fully collateralized by such obligations.
All of the equity securities held by the Chesapeake Pension Plan as of December 31, 2010 and 2009 are classified under Level 1 of the fair value hierarchy and are recorded at fair value based on unadjusted quoted prices in active markets for identical securities. All of the debt securities and other assets held by the Chesapeake Pension Plan as of December 31, 2010 and 2009 are classified under Level 2 of the fair value hierarchy and are recorded at fair value based on quoted market prices in active markets for similar assets or closing prices reported in active markets for those assets. All of the assets held by the FPU Pension Plan as of December 31, 2010 and 2009 are also classified under Level 2 of the fair value hierarchy and are recorded at fair value based on net asset value per unit of those assets.
The investment policy for the Chesapeake Pension Plan calls for an allocation of assets between equity and debt instruments, with equity being 60 percent and debt at 40 percent, but allowing for a variance of 20 percent in either direction. In addition, as changes are made to holdings, cash, money market funds or United States Treasury Bills may be held temporarily by the fund. Investments in the following are prohibited: options, guaranteed investment contracts, real estate, venture capital, private placements, futures, commodities, limited partnerships and Chesapeake stock; short selling and margin transactions are prohibited as well. Investment allocation decisions are made by the Employee Benefits Committee. During 2004, Chesapeake modified its investment policy to allow the Employee Benefits Committee to reallocate investments to better match the expected life of the Chesapeake Pension Plan.
The investment policy for the FPU Pension Plan is designed to achieve a long-term rate of return, including investment income and appreciation, sufficient to meet the actuarial requirements of the plan. The FPU Pension Plan’s investment strategy is to achieve its return objectives by investing in a diversified portfolio of equity, fixed income and cash securities seeking a balance of growth and stability as well as an adequate level of liquidity for pension distributions as they fall due. Plan assets are constrained such that no more than 10 percent of the portfolio will be invested in any one issue. Investment allocation decisions for the FPU Pension Plan are also made under the direction of the Employee Benefits Committee.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 93

Notes to the Consolidated Financial Statements
The following schedule sets forth the funded status at December 31, 2010 and 2009:

	Chesapeake		FPU
	Pension Plan		Pension Plan
At December 31,	2010	2009	2010	2009
(in thousands)
Change in benefit obligation:
Benefit obligation — beginning of year (1)	$11,127	$11,593	$45,420	$46,851
Interest cost	570	547	2,729	418
Change in assumptions	(5)	(188)	—	—
Actuarial loss	776	(307)	6,326	(1,544)
Benefits paid	(708)	(518)	(1,997)	(305)

Benefit obligation — end of year	11,760	11,127	52,478	45,420

Change in plan assets:
Fair value of plan assets — beginning of year (1)	7,449	6,689	36,427	35,037
Actual return on plan assets	490	1,278	4,605	1,695
Employer contributions	556	—	1,166
Benefits paid	(708)	(518)	(1,997)	(305)

Fair value of plan assets — end of year	7,787	7,449	40,201	36,427

Reconciliation:
Funded status	(3,973)	(3,678)	(12,277)	(8,993)

Accrued pension cost	$(3,973)	$(3,678)	$(12,277)	$(8,993)

Assumptions:
Discount rate	5.00%	5.25%	5.25%	5.75%
Expected return on plan assets	6.00%	6.00%	7.00%	7.00%

(1)	FPU Pension Plan’s beginning balance for 2009 reflects the benefit obligations as of the merger date of October 28, 2009.
Net periodic pension cost (benefit) for the plans for 2010, 2009, and 2008 include the components shown below:

	Chesapeake			FPU
For the Years Ended December 31,	2010	2009	2008	2010	2009(1)
(In thousands)
Components of net periodic pension cost:
Interest cost	$570	$547	$594	$2,729	$418
Expected return on assets	(423)	(362)	(629)	(2,532)	(396)
Amortization of prior service cost	(5)	(5)	(5)	—	—
Amortization of actuarial loss	155	237	—	—	—

Net periodic pension benefit	$297	$417	$(40)	$197	$22

Assumptions:
Discount rate	5.25%	5.25%	5.50%	5.75%	5.50%
Expected return on plan assets	6.00%	6.00%	6.00%	7.00%	7.00%

(1)	FPU’s net periodic pension cost is from the merger date (October 28, 2009) through December 31, 2009.
In addition, we recorded $888,000 in expense in 2010 related to continued amortization of FPU’s pre-merger pension regulatory asset.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 94

Notes to the Consolidated Financial Statements
Pension Supplemental Executive Retirement Plan
The Chesapeake SERP was frozen with respect to additional years of service and additional compensation as of December 31, 2004. Benefits under the Chesapeake SERP were based on each participant’s years of service and highest average compensation, prior to the freezing of the plan. The accumulated benefit obligation for the Chesapeake SERP, which is unfunded, was $2.7 million and $2.5 million, at December 31, 2010 and 2009, respectively.

At December 31,	2010	2009
(in thousands)
Change in benefit obligation:
Benefit obligation — beginning of year	$2,505	$2,520
Interest cost	136	129
Actuarial (gain) loss	179	(55)
Amendments	—	—
Benefits paid	(89)	(89)

Benefit obligation — end of year	2,731	2,505

Change in plan assets:
Fair value of plan assets — beginning of year	—	—
Employer contributions	89	89
Benefits paid	(89)	(89)

Fair value of plan assets — end of year	—	—

Reconciliation:
Funded status	(2,731)	(2,505)

Accrued pension cost	$(2,731)	$(2,505)

Assumptions:
Discount rate	5.00%	5.25%
Net periodic pension costs for the Chesapeake Pension SERP for 2010, 2009, and 2008 include the components shown below:

For the Years Ended December 31,	2010	2009	2008
(in thousands)
Components of net periodic pension cost:
Interest cost	$136	$130	$125
Amortization of prior service cost	18	18	—
Amortization of actuarial loss	59	54	45

Net periodic pension cost	$213	$202	$170

Assumptions:
Discount rate	5.25%	5.25%	5.50%

Chesapeake Utilities Corporation 2010 Form 10-K     Page 95

Notes to the Consolidated Financial Statements
Other Postretirement Benefits Plans
The following schedule sets forth the status of other postretirement benefit plans:

	Chesapeake		FPU
	Postretirement Plan		Medical Plan
At December 31,	2010	2009	2010	2009
(in thousands)
Change in benefit obligation:
Benefit obligation — beginning of year (1)	$2,585	$2,179	$2,417	$2,457
Service cost	—	3	76	18
Interest cost	121	131	122	23
Plan participants contributions	100	90	—	6
Actuarial (gain) loss	(149)	378	595	(71)
Benefits paid	(183)	(196)	(112)	(16)

Benefit obligation — end of year	2,474	2,585	3,098	2,417

Change in plan assets:
Fair value of plan assets — beginning of year (1)	—	—	—	—
Employer contributions(2)	83	106	112	10
Plan participants contributions	100	90	—	6
Benefits paid	(183)	(196)	(112)	(16)

Fair value of plan assets — end of year	—	—	—	—

Reconciliation:
Funded status	(2,474)	(2,585)	(3,098)	(2,417)

Accrued postretirement cost	$(2,474)	$(2,585)	$(3,098)	$(2,417)

Assumptions:
Discount rate	5.00%	5.25%	5.25%	5.75%

(1)	FPU Medical Plan’s beginning balance for 2009 reflects the benefit obligation as of the merger date of October 28, 2009.

(2)	Chesapeake’s Postretirement Plan does not receive a Medicare Part-D subsidy. The FPU Medical Plan did not receive a significant subsidy for the post-merger period.
Net periodic postretirement benefit costs for 2010, 2009, and 2008 include the following components:

	Chesapeake			FPU
	Postretirement Plan			Medical Plan
For the Years Ended December 31,	2010	2009	2008	2010	2009(1)
(in thousands)
Components of net periodic postretirement cost:
Service cost	$—	$3	$3	$76	$18
Interest cost	122	131	114	123	23
Amortization of:
Actuarial (gain) loss	57	76	290	(6)	—

Net periodic postretirement cost	$179	$210	$407	$193	$41

Assumptions
Discount rate	5.25%	5.25%	5.50%	5.75%	5.50%

(1)	FPU Medical Plan’s net periodic cost includes only the cost from the merger date (October 28, 2009) through December 31, 2009.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 96

Notes to the Consolidated Financial Statements
In addition, we recorded $9,000 in expense in 2010 related to continued amortization of FPU’s pre-merger postretirement benefit regulatory asset.
Assumptions
The assumptions used for the discount rate to calculate the benefit obligations of all the plans were based on the interest rates of high-quality bonds in 2010, reflecting the expected lives of the plans. In determining the average expected return on plan assets for each applicable plan, various factors, such as historical long-term return experience, investment policy and current and expected allocation, were considered. Since Chesapeake’s plans and FPU’s plans have different expected lives of the plan and investment policies, particularly in light of the lump-sum-payment option provided in the Chesapeake Pension Plan, different discount rate and expected return on plan asset assumptions were selected for Chesapeake’s plans and FPU’s plans. Since all of the pension plans are frozen with respect to additional years of service and compensation, the rate of assumed compensation increases is not applicable.
The health care inflation rate for 2010 used to calculate the benefit obligation is seven percent for medical and eight percent for prescription drugs for the Chesapeake Postretirement Plan; and 10.50 percent for the FPU Medical Plan. A one-percentage point increase in the health care inflation rate from the assumed rate would increase the accumulated postretirement benefit obligation by approximately $787,000 as of January 1, 2010, and would increase the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost for 2010 by approximately $48,000. A one-percentage point decrease in the health care inflation rate from the assumed rate would decrease the accumulated postretirement benefit obligation by approximately $582,000 as of January 1, 2010, and would decrease the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost for 2010 by approximately $40,000.
Estimated Future Benefit Payments
In 2011, we expect to contribute $205,000 and $1.3 million to the Chesapeake Pension Plan and FPU Pension Plan, respectively, and $853,000 to the Chesapeake SERP. We also expect to contribute $96,000 and $158,000 to the Chesapeake Postretirement Plan and FPU Medical Plan, respectively, in 2011. The schedule below shows the estimated future benefit payments for each of the plans previously described:

	Chesapeake	FPU		Chesapeake	FPU
	Pension	Pension	Chesapeake	Postretirement	Medical
(in thousands)	Plan(1)	Plan(1)	SERP(2)	Plan(2)	Plan(2)(3)
2011	$1,315	$2,324	$853	$96	$158
2012	$465	$2,484	$87	$104	$151
2013	$533	$2,662	$86	$111	$144
2014	$556	$2,815	$84	$119	$169
2015	$686	$2,939	$133	$128	$189
Years 2016 through 2020	$3,932	$15,974	$672	$703	$1,040

(1)	The pension plan is funded; therefore, benefit payments are expected to be paid out of the plan assets.

(2)	Benefit payments are expected to be paid out of our general funds.

(3)
These amounts are shown net of estimated Medicare Part-D reimbursements of $9,000, $10,000, $11,000, $12,000 and $13,000 for the years 2011 to 2015, respectively, and $78,000 for the years 2015 through 2019.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 97

Notes to the Consolidated Financial Statements
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
Chesapeake’s 401(k) plan is offered to all eligible employees, except for those FPU employees, who have the opportunity to participate in FPU’s 401(k) plan. Effective January 1, 2011, we match 100 percent of eligible participants’ pre-tax contributions to the Chesapeake 401(k) plan up to a maximum of six percent of the eligible compensation, including pre-tax contributions made by BravePoint employees. In addition, we may make a supplemental contribution to all participants in the plan, without regard to whether or not they make pre-tax contributions. Beginning January 1, 2011, the employer matching contribution is made in cash and will be invested based on a participant’s investment directions. Any supplemental employer contribution is generally made in Chesapeake stock. With respect to the employer match and supplemental employer contribution participants, employees are 100 percent vested after two years of service or have attained an age of 55 years while still employed by Chesapeake. Employees with one year of service are 20 percent vested and will become 100 percent vested after two years of service. Employees who do not make an election to contribute or do not opt out of the Chesapeake 401(k) plan will be automatically enrolled at a deferral rate of three percent.
Prior to January 1, 2011, we made matching contributions on up to six percent of each Chesapeake employee’s eligible pre-tax compensation for the year, except for the employees of our advanced information services subsidiary, as further explained below. The match was between 100 percent and 200 percent of the employee’s contribution (up to six percent), based on the employee’s age and years of service. The first 100 percent was matched with Chesapeake common stock; the remaining match was invested in Chesapeake’s 401(k) Plan according to each employee’s investment direction. Employees were automatically enrolled at a two-percent contribution, with the option of opting out, and were eligible for the company match after three months of continuing service, with vesting of 20 percent per year.
From July 1, 2006 to December 31, 2010, our contribution made on behalf of BravePoint employees was a 50 percent matching contribution, for up to six percent of each employee’s annual compensation contributed to the plan. The matching contribution was funded in Chesapeake common stock. The plan was also amended at the same time to enable it to receive discretionary profit-sharing contributions in the form of employee pre-tax deferrals. The extent to which the advanced information services subsidiary had funds available for profit-sharing was dependent upon the extent to which the segment’s actual earnings exceeded budgeted earnings. Any profit-sharing dollars made available to employees could be deferred into the plan and/or paid out in the form of a bonus.
We continue to maintain a separate 401(k) retirement savings plan for FPU. Effective January 1, 2011, we match 100 percent of eligible non-union participants’ pre-tax contributions to the FPU 401(k) plan up to a maximum of six percent of the eligible compensation. Eligible employees who have not opted out of the plan are automatically enrolled at the three-percent deferral rate and the automatic deferral will increase by one percent per year up to a maximum of six percent, unless an employee elects otherwise, with vesting of 100 percent after two years of service. Employees with one year of service are 20 percent vested and become 100 percent vested after two years of service. Also, we may make other supplemental employer contributions to the plan at such time that we deem appropriate. Supplemental employer contributions may be made to the eligible plan participants based on the employee compensation for the year. Participants are only eligible for the employer and supplemental employer contributions if they have worked for at least 501 hours and 1000 hours respectively during the Plan Year.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 98

Notes to the Consolidated Financial Statements
Prior to January 1, 2011, FPU’s 401(k) plan provided a matching contribution of 50 percent of an employee’s pre-tax contributions, up to six percent of the employee’s salary, for a maximum company contribution of up to three percent. For non-union employees the plan provided a company match of 100 percent for the first two percent of an employee’s contribution, and a match of 50 percent for the next four percent of an employee’s contribution, for a total company match of up to four percent. Employees were automatically enrolled at the three percent contribution, with the option of opting out, and were eligible for the company match after six months of continuous service, with vesting of 100 percent after three years of continuous service.
Effective January 1, 1999, we began offering a non-qualified supplemental employee retirement savings plan (“401(k) SERP”) to our executives over a specific income threshold. Participants receive a cash-only matching contribution percentage equivalent to their 401(k) match level. All contributions and matched funds can be invested among the mutual funds available for investment. These same funds are available for investment of employee contributions within Chesapeake’s 401(k) plan. All obligations arising under the 401(k) SERP are payable from our general assets, although we have established a Rabbi Trust for the 401(k) SERP. As discussed further in Note G — “Investments,” to the Consolidated Financial Statements, the assets held in the Rabbi Trust included a fair value of $2.4 million and $2.0 million at December 31, 2010 and 2009, respectively, related to the 401(k) SERP. The assets of the Rabbi Trust are at all times subject to the claims of our general creditors.
Contributions to all of our 401(k) plans totaled $1.7 million for the year ended December 31, 2010 and $1.6 million for both years ended December 31, 2009 and 2008. As of December 31, 2010, there are 582,486 shares reserved to fund future contributions to the 401(k) plans.
Deferred Compensation Plan
On December 7, 2006, the Board of Directors approved the Chesapeake Utilities Corporation Deferred Compensation Plan (“Deferred Compensation Plan”), as amended, effective January 1, 2007. The Deferred Compensation Plan is a non-qualified, deferred compensation arrangement under which certain executives and members of the Board of Directors are able to defer payment of all or a part of certain specified types of compensation, including executive cash bonuses, executive performance shares, and directors’ retainers and fees. At December 31, 2010, the Deferred Compensation Plan consisted solely of shares of common stock related to the deferral of executive performance shares and directors’ stock retainers.
Participants in the Deferred Compensation Plan are able to elect the payment of benefits to begin on a specified future date after the election is made in the form of a lump sum or annual installments. Deferrals of executive cash bonuses and directors’ cash retainers and fees are paid in cash. All deferrals of executive performance shares and directors’ stock retainers are paid in shares of our common stock, except that cash is paid in lieu of fractional shares.
We established a Rabbi Trust in connection with the Deferred Compensation Plan. The value of our stock held in the Rabbi Trust is classified within the stockholders’ equity section of the Balance Sheet and has been accounted for in a manner similar to treasury stock. The amounts recorded under the Deferred Compensation Plan totaled $777,000 and $739,000 at December 31, 2010 and 2009, respectively.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 99

Notes to the Consolidated Financial Statements
N. Share-Based Compensation Plans
Our non-employee directors and key employees are awarded share-based awards through our Directors Stock Compensation Plan (“DSCP”) and the Performance Incentive Plan (“PIP”), respectively. We record these share-based awards as compensation costs over the respective service period for which services are received in exchange for an award of equity or equity-based compensation. The compensation cost is based on the fair value of the grant on the date it was granted.
The table below presents the amounts included in net income related to share-based compensation expense, for the restricted stock awards issued under the DSCP and the PIP for the years ended December 31, 2010, 2009 and 2008:

For the Years Ended December 31,	2010	2009	2008
(in thousands)
Directors Stock Compensation Plan	$283	$191	$180
Performance Incentive Plan	872	1,115	640

Total compensation expense	1,155	1,306	820
Less: tax benefit	463	523	327

Share-Based Compensation amounts included in net income	$692	$783	$493

Stock Options
We did not have any stock options outstanding at December 31, 2010 or 2009, nor were any stock options issued during 2010, 2009 and 2008.
Directors Stock Compensation Plan
Under the DSCP, each of our non-employee directors received in 2010 an annual retainer of 900 shares of common stock. Shares granted under the DSCP are issued in advance of the directors’ service period; therefore, these shares are fully vested as of the grant date. We record a prepaid expense as of the date of the grant equal to the fair value of the shares issued and amortize the expense equally over a service period of one year.
A summary of stock activity under the DSCP is presented below:

	Number of	Weighted Average
	Shares	Grant Date Fair Value
Outstanding — December 31, 2008	—	—

Granted (1)	7,174	$29.83
Vested	7,174	$29.83
Forfeited	—	—

Outstanding — December 31, 2009	—	—

Granted	9,900	$29.99
Vested	9,900	$29.99
Forfeited	—	—

Outstanding — December 31, 2010	—	—

(1)	On October 28, 2009, we added two new members to our Board of Directors; each new member was awarded 337 shares of common stock for the prorated portion of their service period.
We recorded compensation expense of $283,000, $191,000 and $180,000 related to DSCP awards for the years ended December 31, 2010, 2009 and 2008, respectively.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 100

Notes to the Consolidated Financial Statements
The weighted average grant-date fair value of DSCP awards granted during 2010 and 2009 was $29.99 and $29.83, per share, respectively. The intrinsic values of the DSCP awards are equal to the fair value of these awards on the date of grant. At December 31, 2010, there was $99,000 of unrecognized compensation expense related to DSCP awards that is expected to be recognized over the first four months of 2011.
As of December 31, 2010, there were 34,215 shares reserved for issuance under the DSCP.
Performance Incentive Plan (“PIP”)
Our Compensation Committee is authorized to grant key employees of the Company the right to receive awards of shares of our common stock, contingent upon the achievement of established performance goals. These awards are subject to certain post-vesting transfer restrictions.
In 2007, the Board of Directors granted each executive officer equity incentive awards, which entitled each to earn shares of common stock to the extent that we achieved pre-established performance goals at the end of a one-year performance period. In 2008, we adopted multi-year performance plans to be used in lieu of the one-year awards. Similar to the one-year plans, the multi-year plans provide incentives based upon the successful achievement of long-term goals, growth, and financial results and they are comprised of both market-based and performance-based conditions or targets.
A portion of the shares granted under the PIP in 2008 vested in 2010, and the fair value of each share is equal to the market price of our common stock on the date of the grant. The shares granted under the 2009 and 2010 long-term plans have not vested as of December 31, 2010, and the fair value of each performance-based condition or target is equal to the market price of our common stock on the date of the grant. For the market-based conditions, we used the Black-Scholes pricing model to estimate the fair value of each market-based award granted.
A summary of stock activity under the PIP is presented below:

	Number of	Weighted Average
	Shares	Fair Value
Outstanding — December 31, 2008	94,200	$27.84

Granted	28,875	$29.19
Vested	—	—
Fortfeited	—	—
Expired	—	—

Outstanding — December 31, 2009	123,075	$28.15

Granted	40,875	29.38
Vested	43,960	27.94
Fortfeited	—	—
Expired	18,840	27.94

Outstanding — December 31, 2010	101,150	$28.78

In 2010 and 2008 (in 2009, no shares under the PIP vested), we withheld shares with value at least equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities with the executives receiving the net shares. The total number of shares withheld 17,695 and 12,511 for 2010 and 2008, respectively, was based on the value of the PIP shares on their vesting date, determined by the average of the high and low of our stock price. No payments for the employee’s tax obligations were made to taxing authorities in 2009 as no shares vested during this period. Total payments for the employees’ tax obligations to the taxing authorities were approximately $538,000 and $383,000 in 2010 and 2008, respectively.

Chesapeake Utilities Corporation 2010 Form 10-K      Page 101

Notes to the Consolidated Financial Statements
We recorded compensation expense of $872,000, $1.1 million and $640,000 related to the PIP for the years ended December 31, 2010, 2009, and 2008, respectively.
The weighted average grant-date fair value of PIP awards granted during 2010, 2009 and 2008 was $29.38, $29.19 and $27.84, per share, respectively. The intrinsic value of the PIP awards was $2.7 million, $2.1 million and $1.1 million for 2010, 2009 and 2008, respectively.
As of December 31, 2010, there were 345,028 shares reserved for issuance under the PIP.
O. Rates and other regulatory activities
Our natural gas and electric distribution operations in Delaware, Maryland and Florida are subject to regulation by their respective PSC; ESNG, our natural gas transmission subsidiary, is subject to regulation by the FERC; and PIPECO, our intrastate pipeline subsidiary, is subject to regulation by the Florida PSC. Chesapeake’s Florida natural gas distribution division and FPU’s natural gas and electric operations continue to be subject to regulation by the Florida PSC as separate entities.
Delaware
On September 2, 2008, our Delaware division filed with the Delaware PSC its annual Gas Sales Service Rates (“GSR”) Application, seeking approval to change its GSR, effective November 1, 2008. On July 7, 2009, the Delaware PSC granted approval of a settlement agreement presented by the parties in this docket, which included the Delaware PSC, our Delaware division and the Division of the Public Advocate. As part of the settlement, the parties agreed to develop a record in a later proceeding on the price charged by the Delaware division for the temporary release of transmission pipeline capacity to our natural gas marketing subsidiary, PESCO. On January 8, 2010, the Hearing Examiner in this proceeding issued a report of Findings and Recommendations in which he recommended, among other things, that the Delaware PSC require the Delaware division to refund to its firm service customers the difference between what the Delaware division would have received had the capacity released to PESCO been priced at the maximum tariff rates under asymmetrical pricing principles and the amount actually received by the Delaware division for capacity released to PESCO. The Hearing Examiner also recommended that the Delaware PSC require us to adhere to asymmetrical pricing principles in all future capacity releases by the Delaware division to PESCO, if any. Accordingly, if the Hearing Examiner’s refund recommendation for past capacity releases were approved without modification by the Delaware PSC, the Delaware division would have to credit to its firm service customers amounts equal to the maximum tariff rates that the Delaware division pays for long-term capacity, which we estimated to be approximately $700,000, even though the temporary releases were made at lower rates based on competitive bidding procedures required by the FERC’s capacity release rules. We disagreed with the Hearing Examiner’s recommendations and filed exceptions to those recommendations on February 18, 2010.
At the hearing on March 30, 2010, the Delaware PSC agreed with us that the Delaware division had been releasing capacity based on a previous settlement approved by the Delaware PSC and, therefore, did not require the Delaware division to issue any refunds for past capacity releases. The Delaware PSC, however, required the Delaware division to adhere to asymmetrical pricing principles for future capacity releases to PESCO until a more appropriate pricing methodology is developed and approved. The Delaware PSC issued an order on May 18, 2010 elaborating its decisions at the March hearing and directing the parties to reconvene in a separate docket to determine if a pricing methodology other than asymmetrical pricing principles should apply to future capacity releases by the Delaware division to PESCO. On June 17, 2010, the Division of the Public Advocate filed an appeal with the Delaware Superior Court, asking it to overturn the Delaware PSC’s decision with regard to refunds for past capacity releases. On June 28, 2010, the Delaware division filed a Notice of Cross Appeal with the Delaware Superior Court asking it to overturn the Delaware PSC’s decision with regard to requiring the Delaware division to adhere to asymmetrical pricing principles for future capacity releases to PESCO. The parties involved filed opening briefs with the Delaware Superior Court on September 30, 2010, answering briefs on October 20, 2010, and reply briefs on November 3, 2010. We anticipate that the Court will render a decision sometime in 2011. Due to the ongoing legal proceeding, the parties have not yet opened a separate docket to determine an alternative pricing methodology for future capacity releases. We did not accrue any contingent liability related to potential refunds for past capacity releases. Since the Delaware PSC’s Order on May 18, 2010, the Delaware division has not released any capacity to PESCO.

Chesapeake Utilities Corporation 2010 Form 10-K      Page 102

Notes to the Consolidated Financial Statements
On September 4, 2009, the Delaware division filed with the Delaware PSC its annual GSR Application, seeking approval to change its GSR, effective November 1, 2009. On October 6, 2009, the Delaware PSC authorized the Delaware division to implement the GSR charges on November 1, 2009, on a temporary basis, subject to refund, pending the completion of full evidentiary hearings and a final decision. The evidentiary hearing in this matter was held on May 19, 2010. At the evidentiary hearing, the parties in this docket, which included the Delaware PSC, the Delaware division and the Division of the Public Advocate, presented a proposed settlement agreement to resolve all issues addressed in this docket. The settlement agreement contemplates that the Delaware division will begin to share interruptible margins with its firm ratepayers when those margins reach a certain level in each 12-month period ending October 31. Based on the current level of interruptible margins generated by the Delaware division, we do not anticipate that sharing of future interruptible margins will have a significant impact on our results. The Delaware PSC approved the settlement agreement on September 7, 2010.
On December 17, 2009, the Delaware division filed an application with the Delaware PSC, requesting approval for an Individual Contract Rate for service to be rendered to a potential large industrial customer. The Delaware PSC granted approval of the Individual Contract Rate on February 18, 2010.
On September 1, 2010, the Delaware division filed with the Delaware PSC its annual GSR Application, seeking approval to change its GSR, effective November 1, 2010. On September 21, 2010, the Delaware PSC authorized the Delaware division to implement the GSR charges on November 1, 2010, on a temporary basis, subject to refund, pending the completion of full evidentiary hearings and a final decision. The Delaware division anticipates a final decision no later than the third quarter of 2011.
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
On December 14, 2010, the Maryland PSC held an evidentiary hearing to determine the reasonableness of the four quarterly gas cost recovery filings submitted by the Maryland division during the 12 months ended September 30, 2010. No issues were raised at the hearing, and on December 20, 2010, the Hearing Examiner in this proceeding issued a proposed Order approving the division’s four quarterly filings. This proposed Order became a final Order of the Maryland PSC on January 20, 2011.
Florida
On July 14, 2009, Chesapeake’s Florida division filed with the Florida PSC its petition for a rate increase and request for interim rate relief. In the application, the Florida division sought approval of (a) an interim rate increase of $417,555; (b) a permanent rate increase of $2,965,398, which represented an average base rate increase, excluding fuel costs, of approximately 25 percent for the Florida division’s customers; (c) implementation or modification of certain surcharge mechanisms; (d) restructuring of certain rate classifications; and (e) deferral of certain costs and the purchase premium associated with the then pending merger with FPU. On August 18, 2009, the Florida PSC approved the full amount of the Florida division’s interim rate request, subject to refund, applicable to all meters read on or after September 1, 2009. On December 15, 2009, the Florida PSC (a) approved a $2,536,307 permanent rate increase applicable to all meters read on or after January 14, 2010; (b) determined that there is no refund required of the interim rate increase; and (c) ordered Chesapeake’s Florida division and FPU’s natural gas distribution operations to submit data no later than April 29, 2011 (which is 18 months after the merger) that details all known benefits, synergies, cost savings and cost increases that have resulted from the merger.

Chesapeake Utilities Corporation 2010 Form 10-K      Page 103

Notes to the Consolidated Financial Statements
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
In 2010, we recorded a $750,000 accrual related to the regulatory risk for FPU’s natural gas distribution operation associated with its earnings, merger benefits and recovery of the purchase premium.. We are required to detail known benefits, synergies, cost savings and cost increases resulting from the merger and present the information in the “come-back” filing to the Florida PSC by April 29, 2011 (within 18 months of the merger). We are currently in discussions with the Office of Public Counsel and the Florida PSC staff regarding the benefits and cost savings of the merger, current and expected earnings levels as well as the recovery of approximately $34.9 million in purchase premium and $2.2 million in merger-related costs. We recorded this accrual based on our assessment of FPU’s current earnings, the regulatory environment in Florida and progress of the current discussions.
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
On September 1, 2010, FPU’s electric distribution operation filed its annual Fuel and Purchased Power Cost Recovery Clause, which seeks final approval of the levelized fuel adjustment and purchased power cost recovery factors for 2011. On December 20, 2010, the Florida PSC issued an order approving the proposed 2011 fuel rates, effective for meters read on and after January 1, 2011.
On September 10, 2010, FPU’s electric distribution operation filed its annual Energy Conservation Cost Recovery (“ECCR”) Clause, which seeks final approval of the 2009 conservation-related revenues and expenses and new ECCR recovery factors for 2011. On November 29, 2010, the Florida PSC issued an order approving the proposed 2011 ECCR recovery factors, effective for meters read on and after January 1, 2011
On September 13, 2010, Chesapeake’s Florida division, FPU’s Indiantown division and FPU’s natural gas distribution operation separately filed their annual ECCR Clauses, seeking final approval of the 2009 conservation-related revenues and expenses and new ECCR recovery factors for 2011. On November 29, 2010, the Florida PSC issued an order approving all of the proposed 2011 ECCR recovery factors, effective for meters read on or after January 1, 2011.

Chesapeake Utilities Corporation 2010 Form 10-K      Page 104

Notes to the Consolidated Financial Statements
On September 13, 2010, FPU’s natural gas distribution operation filed its annual Purchased Gas Adjustment (“PGA”) Clause seeking final approval of its 2009 purchased gas-related revenues and expenses and new PGA cap rate for 2011. On November 29, 2010, the Florida PSC issued an order approving the proposed 2011 PGA cap rate, effective for meters read on or after January 1, 2011.
On, July 7, 2009, the City of Marianna, Florida Commission (the “Commission”) passed an ordinance granting a franchise to FPU effective February 1, 2010 for a period not to exceed 10 years for the operation and distribution and/or sale of electric energy (the “franchise agreement”). The franchise agreement provides that FPU will develop and implement new time-of-use (“TOU”) and interruptible electric power rates that shall be mutually agreed upon by FPU and the city. The franchise agreement further provides that the TOU and interruptible rates be effective no later than February 17, 2011 and available to all customers within the corporate limits of the City of Marianna. If the rates are not in effect by February 17, 2011, the city has the right to give notice to FPU within 180 days thereafter of its intent to exercise its option to purchase FPU’s property (consisting of the electric distribution assets) within the City of Marianna. Any such purchase would be subject to approval by the Commission which would also need to approve the presentation of a referendum to voters in the City of Marianna for the approval of the purchase and the operation by the city of an electric distribution facility. If the purchase is approved by the Commission and the voters in the City of Marianna, the closing of the purchase must occur within 12 months after the referendum is approved. If the city elects to purchase the Marianna property, the agreement requires the city to pay FPU the fair market value for such property as determined by three qualified appraisers.
In accordance with the terms of the franchise agreement, FPU developed reasonable TOU and interruptible rates and on December 14, 2010, filed a petition with the Florida PSC for authority to implement a demonstration project consisting of such proposed TOU and interruptible rates for approval and implementation on or before February 17, 2011. The Florida PSC issued an order approving the proposed TOU and interruptible rates for a four-year period on February 11, 2011. The city has objected to the proposed rates and has filed a petition protesting the entry of the Florida PSC’s order.
As disclosed in Note Q, “Other Commitments and Contingencies,” on March 2, 2011, the city filed a declaratory action against FPU in the Circuit Court of the Fourteenth Judicial Circuit in and for Jackson County, Florida, alleging breaches of the franchise agreement by FPU and seeking a declaratory judgment that the city has the right to exercise its option to purchase FPU’s property in the City of Marianna in accordance with the terms of the franchise agreement.

Chesapeake Utilities Corporation 2010 Form 10-K      Page 105

Notes to the Consolidated Financial Statements
ESNG
The following are regulatory activities involving FERC Orders applicable to ESNG and the expansions of ESNG’s transmission system:
Energylink Expansion Project: In 2006, ESNG proposed to develop, construct and operate approximately 75 miles of new pipeline facilities from the existing Cove Point Liquefied Natural Gas terminal in Calvert County, Maryland, crossing under the Chesapeake Bay into Dorchester and Caroline Counties, Maryland, to points on the Delmarva Peninsula, where such facilities would interconnect with ESNG’s existing facilities in Sussex County, Delaware. In April 2009, ESNG terminated this project based on increased construction costs over its original projection and initiated billing to recover approximately $3.2 million of costs incurred in connection with this project and the related cost of capital over a period of 20 years in accordance with the terms of the precedent agreements executed with the two participating customers and approved by the FERC. One of the two participating customers is Chesapeake, through its Delaware and Maryland divisions. During 2010, ESNG and the participating customers negotiated to reduce the recovery period of this cost from 20 years to five years. On January 27, 2011, ESNG filed with the FERC the request to amend the cost recovery period, which was approved by the FERC on February 14, 2011.
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
Mainline Extension and Interconnect Project: On March 5, 2010, ESNG submitted an Application for Certificate of Public Convenience and Necessity to the FERC related to a proposed mainline extension and interconnect project that would tie into the interstate pipeline system of TETLP. ESNG’s project involved building and operating an eight-mile mainline extension from ESNG’s existing facility in Parkesburg, Pennsylvania to the interconnection with TETLP at Honey Brook, Pennsylvania. The estimated capital cost of this project is approximately $19.4 million. On September 3, 2010, the FERC approved ESNG’s application, subject to certain environmental conditions, some of which had to be met prior to the commencement of construction. ESNG accepted the Order Issuing Certificate on October 4, 2010. On October 13, 2010, the FERC issued a Notice to Proceed with the construction of the project’s facilities as all conditions that must be met prior to the commencement of construction were satisfied. The facilities were completed on December 15, 2010, and on December 21, ESNG received FERC approval to place the facilities into service. ESNG commenced billing for the new service on January 1, 2011.
Rate Case Filing: On December 30, 2010, ESNG filed a base rate proceeding in compliance with the terms of the settlement in its prior rate base proceeding. ESNG’s filed rates, proposed to be effective February 1, 2011, reflect an annual increase of $6,748,628 over its current rates. The proposed rate increase reflects increases in operating and maintenance expenses, depreciation expense, and return on new gas plant facilities that are expected to be placed into service before June 30, 2011. ESNG proposed a return on equity of 13.5 percent. ESNG expects to reach a settlement agreement on the filing in 2011.
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

Chesapeake Utilities Corporation 2010 Form 10-K      Page 106

Notes to the Consolidated Financial Statements
On August 16, 2010, ESNG submitted its compliance filing with regard to the FERC’s Order on Electronic Tariff Filings (Order No. 714). This Order required all natural gas pipelines subject to FERC jurisdiction to file baseline tariff sheets electronically. All subsequent rate and tariff-related filings are to be made electronically. On October 13, 2010, the FERC approved ESNG’s compliance filing for this Order.
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
P. Environmental Commitments and Contingencies
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
As of December 31, 2010, we had $358,000 in environmental liabilities related to Chesapeake’s MGP sites in Maryland and Florida, representing our estimate of the future costs associated with those sites. As of December 31, 2010, we had approximately $1.3 million in regulatory and other assets for future recovery of environmental costs from Chesapeake’s customers through our approved rates. As of December 31, 2010, we had approximately $11.6 million in environmental liabilities related to FPU’s MGP sites in Florida, primarily from the West Palm Beach site, which represents our estimate of the future costs associated with those sites. FPU has approval to recover up to $14.0 million of its environmental costs from insurance and from customers through rates. Approximately $7.8 million of FPU’s expected environmental costs have been recovered from insurance and customers through rates as of December 31, 2010. We also had approximately $6.2 million in regulatory assets for future recovery of environmental costs from FPU’s customers.
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

Chesapeake Utilities Corporation 2010 Form 10-K      Page 107

Notes to the Consolidated Financial Statements
Through December 31, 2010, we have incurred and paid approximately $2.9 million for remedial actions and environmental studies. We have recovered approximately $2.2 million through insurance proceeds or in rates and have $667,000 to be recovered through future rates.
Winter Haven, Florida
The Winter Haven site is located on the eastern shoreline of Lake Shipp, in Winter Haven, Florida. Pursuant to a Consent Order entered into with the FDEP, we are obligated to assess and remediate environmental impacts at this former MGP site. In 2001, the FDEP approved a RAP requiring construction and operation of a Bio-Sparging and Soil/Vapor Extraction (“BS/SVE”) treatment system to address soil and groundwater impacts at a portion of the site. The BS/SVE treatment system has been in operation since October 2002. Modifications and upgrades to the BS/SVE treatment system were completed in October 2009. The Sixteenth Semi-Annual RAP Implementation Status Report was submitted to the FDEP in December 2010. The groundwater sampling results through December 2010 show a continuing reduction in contaminant concentrations and indicate that the recent treatment system modifications and upgrades have had a beneficial impact on the rate of reduction. At present, we predict that remedial action objectives may be met for the area being treated by the BS/SVE treatment system in approximately two to three years. The cost of operating and monitoring the system is approximately $46,000.
The BS/SVE treatment system does not address impacted soils in the southwest corner of the site. On April 16, 2010, a soil excavation interim RAP describing the proposed excavation of approximately 4,000 cubic yards of impacted soils from the southwest corner of the site was submitted to the FDEP for review. The FDEP provided comments to the soil excavation interim RAP by letter, dated June 24, 2010. A response letter, dated August 3, 2010, was submitted to FDEP. A subsequent conditional approval letter, dated August 27, 2010, was issued by FDEP. The cost to implement this excavation plan has been estimated at $250,000; however, this estimate does not include costs associated with dewatering or shoreline stabilization, which would be required to complete the excavation. Because the costs associated with shoreline stabilization and dewatering (including treatment and discharge of the pumped water) are likely substantial, alternatives to this excavation plan will to be evaluated. We plan to perform the excavation in late 2011 or early 2012.
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
Through December 31, 2010, we have incurred and paid approximately $1.6 million for this site and estimate an additional cost of $358,000 in the future, which has been accrued. We have recovered through rates $1.3 million of the costs and continue to expect that the remaining $658,000, which is included in regulatory assets, will be recoverable from customers through our approved rates.
Key West, Florida
FPU formerly owned and operated an MGP in Key West, Florida. Field investigations performed in the 1990s identified limited environmental impacts at the site, which is currently owned by an unrelated third party, Suburban Propane. In September 2010, FDEP issued a Preliminary Contamination Assessment Report, for additional soil and groundwater investigation work that was undertaken by FDEP in November 2009 and January 2010, after 17 years of regulatory inactivity. Because FDEP observed that some soil and groundwater standards were exceeded, FDEP is seeking to meet with FPU and the current site owner, Suburban Propane, to discuss additional field work which the FDEP believes is warranted for the site. Potential costs for investigation and remediation are projected to be $153,000.

Chesapeake Utilities Corporation 2010 Form 10-K      Page 108

Notes to the Consolidated Financial Statements
Pensacola, Florida
FPU formerly owned and operated an MGP in Pensacola, Florida. The MGP was also owned by Gulf Power. Portions of the site are now owned by the city of Pensacola and the Florida Department of Transportation (“FDOT”). In October 2009, FDEP informed Gulf Power that FDEP would approve a conditional No Further Action (“NFA”) determination for the site, which must include a requirement for institutional and engineering controls. On November 9, 2010, an NFA Proposal was submitted to FDEP, along with a draft restrictive covenant for the property currently owned by FDOT. At this point, it is anticipated that no further monitoring will be required on the site. The remaining consulting and remediation costs are projected to be $7,000.
Sanford, Florida
FPU is the current owner of property in Sanford, Florida, a former MGP site which was operated by several other entities before FPU acquired the property. FPU was never an owner or an operator of the MGP. In late September 2006, EPA sent a Special Notice Letter, notifying FPU, and the other responsible parties at the site (Florida Power Corporation, Florida Power & Light Company, Atlanta Gas Light Company, and the city of Sanford, Florida, collectively with FPU, “the Sanford Group”), of EPA’s selection of a final remedy for OU1 (soils), OU2 (groundwater), and OU3 (sediments) for the site. The total estimated remediation costs for this site were projected at the time by EPA to be approximately $12.9 million.
In January 2007, FPU and other members of the Sanford Group signed a Third Participation Agreement, which provides for funding the final remedy approved by EPA for the site. FPU’s share of remediation costs under the Third Participation Agreement is set at five percent of a maximum of $13 million, or $650,000. As of December 31, 2010, FPU has paid $650,000 to the Sanford Group escrow account for its share of funding requirements.
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
As of December 31, 2010, FPU’s remaining share of remediation expenses, including attorneys’ fees and costs, is estimated to be $20,000. However, we are unable to determine, to a reasonable degree of certainty, whether the other members of the Sanford Group will accept FPU’s asserted defense to liability for costs exceeding $13 million to implement the final remedy for this site or will pursue a claim against FPU for a sum in excess of the $650,000 that FPU has paid under the Third Participation Agreement.

Chesapeake Utilities Corporation 2010 Form 10-K      Page 109

Notes to the Consolidated Financial Statements
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
FPU performed additional field work in August 2010, which included the installation of additional groundwater monitoring wells and performance of a comprehensive groundwater sampling event. FPU also performed vapor intrusion sampling in October 2010. The results of the field work were submitted to the FDEP for their review and comment in October 2010. On November 4, 2010, the FDEP issued its comments on the feasibility study and the proposed remedy. On November 16, 2010, FPU presented to the FDEP a new proposed strategy for the site remedy with an aggressive remedial action plan, and the FDEP agreed with the proposal to implement a phased approach. On December 22, 2010, FPU submitted to the FDEP an interim RAP to remediate the east parcel of the site, which the FDEP conditionally approved on February 4, 2011.
FPU is currently implementing the interim RAP for the east parcel of the West Palm Beach site, including the incorporation of FDEP’s conditions for approval. We estimate that the updated costs of remediation will range from approximately $5.1 million to $13.3 million. This estimate does not include any costs associated with relocation of operations, which is necessary to implement the remedial plan, and any potential costs associated with re-development of the properties.
We continue to expect that all costs related to these activities will be recoverable from customers through rates.
Other
We are in discussions with the MDE regarding a former MGP site located in Cambridge, Maryland. The outcome of this matter cannot be determined at this time; therefore, we have not recorded an environmental liability for this location.
Q. Other Commitments and Contingencies
Litigation
In May 2010, a FPU propane customer filed a class action complaint against FPU in Palm Beach County, Florida, alleging, among other things, that FPU acted in a deceptive and unfair manner related to a particular charge by FPU on its bills to propane customers and the description of such charge. The suit sought to certify a class comprised of FPU propane customers to whom such charge was assessed since May 2006 and requested damages and statutory remedies based on the amounts paid by FPU customers for such charge. FPU vigorously denies any wrongdoing and maintains that the particular charge at issue is customary, proper and fair. Without any admission by FPU of any wrongdoing, validity of the claims or a properly certifiable class for the complaint, FPU entered into a settlement agreement with the plaintiff in September 2010 to avoid the burden and expenses of continued litigation. The court approved the final settlement. The judgement becomes final when the time for appeal expires, which is expected on March 13, 2011. To date, there has been no notice of appeal.

Chesapeake Utilities Corporation 2010 Form 10-K      Page 110

Notes to the Consolidated Financial Statements
On March 2, 2011, the City of Marianna, Florida filed a declaratory action against FPU in the Circuit Court of the Fourteenth judicial Circuit in and for Jackson County, Florida, alleging that FPU breached its obligations under its franchise with the city to provide electric service to customers within and without the city by failing (i) to develop and implement TOU and interruptible rates that were mutually agreed to by the city and FPU; (ii) to have such mutually agreed upon rates in effect by February 17,2011; and (iii) to have such rates available to all of FPU’s customers located within and without the corporate limits of the city. The city is seeking a declaratory judgment to exercise its option under the franchise agreement to purchase FPU’s property (consisting of the electric distribution assets) within the City of Marianna. Any such purchase would be subject to approval by the Commission which would also need to approve the presentation of a referendum to voters in the City of Marianna for approval of the purchase and the operation by the city of an electric distribution facility. If the purchase is approved by the Commission and the voters in the City of Marianna, the closing of the purchase must occur within 12 months after the referendum is approved. FPU intends to file a response to the City’s complaint and vigorously contest this litigation and intends to oppose the passage of any proposed referendum that is presented to voters to approve the purchase of the FPU property in the City of Marianna.
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
Chesapeake’s Florida natural gas distribution division has firm transportation service contracts with Florida Gas Transmission Company (“FGT”) and Gulfstream Natural Gas System, LLC (“Gulfstream”). Pursuant to a program approved by the Florida Public Service Commission (“Florida PSC”), all of the capacity under these agreements has been released to various third-parties, including PESCO. Under the terms of these capacity release agreements, Chesapeake is contingently liable to FGT and Gulfstream, should any party that acquired the capacity through release fail to pay for the service.
PESCO is currently in the process of obtaining and reviewing proposals from suppliers and anticipates executing agreements before the existing agreements expire in May 2011.
FPU’s electric fuel supply contracts require FPU to maintain an acceptable standard of creditworthiness based on specific financial ratios. FPU’s agreement with JEA requires FPU to comply with the following ratios based on the result of the prior 12 months: (a) total liabilities to tangible net worth less than 3.75 times and (b) fixed charge coverage ratio greater than 1.5. If either ratio is not met by FPU, it has 30 days to cure the default or provide an irrevocable letter of credit if the default is not cured. FPU’s agreement with Gulf Power requires FPU to meet the following ratios based on the average of the prior six quarters: (a) funds from operation interest coverage ratio (minimum of 2 times) and (b) total debt to total capital (maximum of 65 percent). If FPU fails to meet the requirements, it has to provide the supplier a written explanation of action taken or proposed to be taken to be compliant. Failure to comply with the ratios specified in the Gulf Power agreement could result in FPU providing an irrevocable letter of credit. FPU was in compliance with these requirements as of December 31, 2010.
Corporate Guarantees
The Board of Directors has authorized the Company to issue up to $35 million of corporate guarantees on behalf of our subsidiaries and for letters of credit. As of March 2, 2011, the Board increased this limit from $35 million to $45 million.
We have issued corporate guarantees to certain vendors of our subsidiaries, primarily the propane wholesale marketing subsidiary and our natural gas marketing subsidiary. These corporate guarantees provide for the payment of propane and natural gas purchases in the event of the respective subsidiary’s default. Neither subsidiary has ever defaulted on its obligations to pay its suppliers. The liabilities for these purchases are recorded in the Consolidated Financial Statements when incurred. The aggregate amount guaranteed at December 31, 2010 was $25.6 million, with the guarantees expiring on various dates in 2011.
In addition to the corporate guarantees, we have issued a letter of credit to our primary insurance company for $440,625 which expires on December 2, 2011. The letter of credit is provided as security to satisfy the deductibles under our various outstanding insurance policies. As a result of the recent change in our primary insurance company, we have issued an additional letter of credit for $725,000 to our former primary insurance company, which will expire on June 1, 2011. There have been no draws on these letters of credit as of December 31, 2010. We do not anticipate that the letters of credit will be drawn upon by the counterparties and we expect that the letters of credit will be renewed to the extent necessary in the future.

Chesapeake Utilities Corporation 2010 Form 10-K      Page 111

Notes to the Consolidated Financial Statements
We provided a letter of credit for $2.0 million to TETLP related to the Precedent Agreement with TETLP, which is further described below.
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
The Precedent Agreement requires us to reimburse TETLP for our proportionate share of TETLP’s pre-service costs incurred to date, if we terminate the Precedent Agreement, are unwilling or unable to perform our material duties and obligations thereunder, or take certain other actions whereby TETLP is unable to obtain the authorizations and exemptions required for this project. If such termination were to occur, we estimate that our proportionate share of TETLP’s pre-service costs could be approximately $4.7 million as of December 31, 2010. If we were to terminate the Precedent Agreement after TETLP completed its construction of all facilities, which is expected to be in the fourth quarter of 2011, our proportionate share could be as much as approximately $45 million. The actual amount of our proportionate share of such costs could differ significantly and would ultimately be based on the level of pre-service costs at the time of any potential termination. As our Delaware and Maryland divisions have now executed the required reservation rate agreements with TETLP, we believe that the likelihood of terminating the Precedent Agreement and having to reimburse TETLP for our proportionate share of TETLP’s pre-service costs is remote.
As of December 31, 2010, we provided a letter of credit for $2.0 million under the Precedent Agreement with TETLP as required. This letter of credit is expected to increase quarterly as TETLP’s pre-service costs increase and will not exceed more than the three-month reservation charge under the firm transportation service contracts, which we currently estimate to be $2.1 million.
On March 17, 2010, our Delaware and Maryland divisions entered into a separate Precedent Agreement with ESNG to extend its mainline by eight miles to interconnect with TETLP at Honey Brook, Pennsylvania. As discussed in Note O, “Rates and Other Regulatory Activities,” ESNG completed the extension project in December 2010 and commenced the service in January 2011. The rate for the transportation service on this extension is ESNG’s current tariff rate for service in that area.

Chesapeake Utilities Corporation 2010 Form 10-K      Page 112

Notes to the Consolidated Financial Statements
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
Non-income-based Taxes
From time to time, we are subject to various audits and reviews by the states and other regulatory authorities regarding non-income-based taxes. We are currently undergoing a sales tax audit in Florida. During 2010, we recorded an accrual of $698,000 related to additional sales taxes and gross receipts taxes owed to various states.
Other Contingency
In 2010, we recorded a $750,000 accrual related to the regulatory risk for FPU’s natural gas distribution operation associated with its earnings, merger benefits and recovery of its purchase premium (See Note O, “Rates and Other Regulatory Activities,” to the Consolidated Financial Statements for further discussion).
R. Quarterly Financial Data (Unaudited)
In our opinion, the quarterly financial information shown below includes all adjustments necessary for a fair presentation of the operations for such periods. Due to the seasonal nature of our business, there are substantial variations in operations reported on a quarterly basis.

For the Quarters Ended	March 31	June 30	September 30	December 31
(in thousands except per share amounts)
2010
Operating Revenue	$153,260	$80,061	$76,466	$117,759
Operating Income	$25,398	$7,761	$4,583	$14,188
Net Income	$13,974	$3,340	$1,628	$7,113
Earnings per share:
Basic	$1.48	$0.35	$0.17	$0.75
Diluted	$1.47	$0.35	$0.17	$0.74

2009(1)
Operating Revenue	$104,479	$40,834	$31,758	$91,715
Operating Income	$15,966	$2,856	$2,257	$12,658
Net Income	$8,593	$806	$308	$6,191
Earnings per share:
Basic	$1.26	$0.12	$0.04	$0.71
Diluted	$1.24	$0.12	$0.04	$0.71

(1)	The quarterly results prior to the completion of the merger with FPU exclude the result from FPU. The merger became effective on October 28, 2009.

(2)	The sum of the four quarters does not equal the total year due to rounding.

Chesapeake Utilities Corporation 2010 Form 10-K      Page 113

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and Chief Financial Officer of the Company, with the participation of other Company officials, have evaluated the Company’s “disclosure controls and procedures” (as such term is defined under Rule 13a-15(e) and 15d — 15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2010. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.
Changes in Internal Controls
There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2010, that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.
On October 28, 2009, the previously announced merger between Chesapeake and FPU was consummated. Chesapeake has included FPU’s activity in its evaluation of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. See Item 8 under the heading “Notes to the Consolidated Financial Statements — Note B, Acquisitions” for additional information relating to the FPU merger.
CEO and CFO Certifications
The Company’s Chief Executive Officer and Chief Financial Officer have filed with the SEC the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. In addition, on June 3, 2010 the Company’s Chief Executive Officer certified to the NYSE that he was not aware of any violation by the Company of the NYSE corporate governance listing standards.
Management’s Report on Internal Control Over Financial Reporting
The report of management required under this Item 9A is contained in Item 8 of this Form 10-K under the caption “Management’s Report on Internal Control over Financial Reporting.”
Our independent auditors, ParenteBeard LLC, have audited and issued their report on effectiveness of our internal control over financial reporting. That report appears on the following page.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 114

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Stockholders of Chesapeake Utilities Corporation
We have audited Chesapeake Utilities Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Chesapeake Utilities Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 8. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Chesapeake Utilities Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chesapeake Utilities Corporation as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and cash flows of Chesapeake Utilities Corporation, and our report dated March 8, 2011 expressed an unqualified opinion.

/s/ ParenteBeard LLC ParenteBeard LLC
Malvern, Pennsylvania
March 8, 2011

Chesapeake Utilities Corporation 2010 Form 10-K     Page 115

Item 9B.	Other Information.
None
Part III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governanace.
The information required by this Item is incorporated herein by reference to the portions of the Proxy Statement, captioned “Election of Directors (Proposal 1),” “Information Concerning Nominees and Continuing Directors,” “Corporate Governance,” “Committees of the Board — Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance,” to be filed no later than March 31, 2011, in connection with the Company’s Annual Meeting to be held on or about May 4, 2011.
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
The information required by this Item is incorporated herein by reference to the portion of the Proxy Statement, captioned “Director Compensation,” “Executive Compensation” and “Compensation Discussion and Analysis” in the Proxy Statement to be filed no later than March 31, 2011, in connection with the Company’s Annual Meeting to be held on or about May 4, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated herein by reference to the portion of the Proxy Statement, captioned “Security Ownership of Certain Beneficial Owners and Management” to be filed no later than March 31, 2011, in connection with the Company’s Annual Meeting to be held on or about May 4, 2011.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 116

The following table sets forth information, as of December 31, 2010, with respect to compensation plans of Chesapeake and its subsidiaries, under which shares of Chesapeake common stock are authorized for issuance:

	(a)	(b)	(c)
Number of securities
remaining available for future
	Number of securities to	Weighted-average	issuance under equity
	be issued upon exercise	exercise price	compensation plans
	of outstanding options,	of outstanding options,	(excluding securities
	warrants, and rights	warrants, and rights	reflected in column (a))
Equity compensation plans approved by security holders	—	—	402,843	(1)

Equity compensation plans not approved by security holders	—	—	—

Total	—	—	402,843

(1)
Includes 345,028 shares under the 2005 Performance Incentive Plan, 34,215 shares available under the 2005 Directors Stock Compensation Plan, and 23,600 shares available under the 2005 Employee Stock Awards Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated herein by reference to the portions of the Proxy Statement captioned, “Corporate Governance,” to be filed no later than March 31, 2011 in connection with the Company’s Annual Meeting to be held on or about May 4, 2011.

Item 14.	Principal Accounting Fees and Services.
The information required by this Item is incorporated herein by reference to the portion of the Proxy Statement, captioned “Fees and Services of Independent Registered Public Accounting Firm,” to be filed not later than March 31, 2011, in connection with the Company’s Annual Meeting to be held on or about May 4, 2011.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 117

Part IV

Item 15.	Exhibits, Financial Statement Schedules.
(a)	The following documents are filed as part of this report:
1.	Financial Statements:

•	Report of Independent Registered Public Accounting Firm;

•	Consolidated Statements of Income for each of the three years ended December 31, 2010, 2009, and 2008;

•	Consolidated Balance Sheets at December 31, 2010 and December 31, 2009;

•	Consolidated Statements of Cash Flows for each of the three years ended December 31, 2010, 2009, and 2008;

•	Consolidated Statements of Stockholders’ Equity for each of the three years ended December 31, 2010, 2009, and 2008; and

•	Notes to the Consolidated Financial Statements.

2.	Financial Statement Schedules:

•	Report of Independent Registered Public Accounting Firm;

•	Schedule I — Parent Company Condensed Financial Statements; and

•	Schedule II — Valuation and Qualifying Accounts.

All other schedules are omitted, because they are not required, are inapplicable, or the information is otherwise shown in the financial statements or notes thereto.
3.	Exhibits

• Exhibit 1.1
Underwriting Agreement entered into by Chesapeake Utilities Corporation and Robert W. Baird & Co. Incorporated and A.G. Edwards & Sons, Inc., on November 15, 2006 relating to the sale and issuance of 600,300 shares of Chesapeake’s common stock, is incorporated herein by reference to Exhibit 1.1 of our Current Report on Form 8-K, filed November 16, 2006, File No. 001-11590.

• Exhibit 2.1
Agreement and Plan of Merger between Chesapeake Utilities Corporation and Florida Public Utilities Company dated April 17, 2009, is incorporated herein by reference to Exhibit 2.1 of our Current Report on Form 8-K, filed April 20, 2009, File No. 001-11590.

• Exhibit 3.1
Amended and Restated Certificate of Incorporation of Chesapeake Utilities Corporation is incorporated herein by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the period ended June 30, 2010, File No. 001-11590.

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

• Exhibit 4.2
Note Purchase Agreement, entered into by the Company on October 2, 1995, pursuant to which Chesapeake privately placed $10 million of its 6.91% Senior Notes, paid off in 2010, is not being filed herewith, in accordance with Item 601(b)(4)(iii) of Regulation S-K. We hereby agree to furnish a copy of that agreement to the SEC upon request.

Chesapeake Utilities Corporation 2010 Form 10-K     Page 118

• Exhibit 4.3
Note Purchase Agreement, entered into by Chesapeake on December 15, 1997, pursuant to which Chesapeake privately placed $10 million of its 6.85% Senior Notes due in 2012, is incorporated by reference to Exhibit 4.3 of our Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-11590.

• Exhibit 4.4
Note Purchase Agreement entered into by Chesapeake on December 27, 2000, pursuant to which Chesapeake privately placed $20 million of its 7.83% Senior Notes, due in 2015, is incorporated by reference to Exhibit 4.4 of our Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-11590.

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

• Exhibit 4.7
Note Agreement entered into by Chesapeake on October 31, 2008, pursuant to which Chesapeake, on October 31, 2008, privately placed $30 million of its 5.93% Senior Notes, due in 2023, with General American Life Insurance Company and New England Life Insurance Company, is incorporated by reference to Exhibit 4.7 of our Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-11590.

• Exhibit 4.8
Form of Indenture of Mortgage and Deed of Trust between Florida Public Utilities Company and the trustee, dated September 1, 1942 for the First Mortgage Bonds, is incorporated herein by reference to Exhibit 7-A of Florida Public Utilities Company’s Registration No. 2-6087.

• Exhibit 4.9
Sixteenth Supplemental Indenture entered into by Chesapeake Utilities Corporation and Florida Public Utilities Company, on December 1, 2009, pursuant to which Chesapeake Utilities Corporation, on December 1, 2009 guaranteed the secured First Mortgage Bonds of Florida Public Utilities Company under the Merger Agreement, is filed herewith.

• Exhibit 4.10
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

• Exhibit 4.11
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

• Exhibit 4.12
Thirteenth Supplemental Indenture entered into by Florida Public Utilities Company on June 1, 1992, pursuant to which Florida Public Utilities, on May 1, 1992, privately placed $8,000,000 of its 9.08% First Mortgage Bonds, is incorporated herein by reference to Exhibit 4 to Florida Public Utilities Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1992.

• Exhibit 4.13
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

Chesapeake Utilities Corporation 2010 Form 10-K      Page 119

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

• Exhibit 10.5*
Chesapeake Utilities Corporation Deferred Compensation Plan, amended and restated as of January 1, 2009, is incorporated herein by reference to Exhibit 10.5 of our Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-11590.

• Exhibit 10.6	First Amendment to the Chesapeake Utilities Corporation Deferred Compensation Plan, dated December 28, 2010, is filed herewith.

• Exhibit 10.7*
Executive Employment Agreement dated December 31, 2009, by and between Chesapeake Utilities Corporation and John R. Schimkaitis, is incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed January 7, 2010, File No. 001-11590.

• Exhibit 10.8*	Consulting Agreement dated January 3, 2011, by and between Chesapeake Utilities Corporation and John R. Schimkaitis, is filed herewith.

• Exhibit 10.9*
Executive Employment Agreement dated January 14, 2011, by and between Chesapeake Utilities Corporation and Michael P. McMasters, is incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed January 21, 2011, File No. 001-11590.

• Exhibit 10.10*
Executive Employment Agreement dated December 31, 2009, by and between Chesapeake Utilities Corporation and Stephen C. Thompson, is incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed January 7, 2010, File No. 001-11590.

• Exhibit 10.11*
Executive Employment Agreement dated December 31, 2009, by and between Chesapeake Utilities Corporation and Beth W. Cooper, is incorporated herein by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed January 7, 2010, File No. 001-11590.

• Exhibit 10.12*
Executive Employment Agreement dated December 31, 2009, by and between Chesapeake Utilities Corporation and Joseph Cummiskey, is incorporated herein by reference to Exhibit 10.5 of our Current Report on Form 8-K, filed January 7, 2010, File No. 001-11590.

• Exhibit 10.13*	Executive Employment Agreement dated March 3, 2011, by and between Chesapeake Utilities Corporation and Elaine B. Bittner, is filed herewith.

• Exhibit 10.14*
Performance Share Agreement dated January 23, 2008 for the period 2008 to 2009, pursuant to Chesapeake Utilities Corporation Performance Incentive Plan by and between Chesapeake Utilities Corporation and John R. Schimkaitis, is incorporated herein by reference to Exhibit 10.11 of our Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-11590.

Chesapeake Utilities Corporation 2010 Form 10-K      Page 120

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

• Exhibit 10.24*
Form of Performance Share Agreement effective January 7, 2009 for the period 2009 to 2011, pursuant to Chesapeake Utilities Corporation Performance Incentive Plan by and between Chesapeake Utilities Corporation and each of John R. Schimkaitis, Michael P. McMasters, Beth W. Cooper and Stephen C. Thompson, is incorporated herein by reference to Exhibit 10.26 on Form 10-K for the year ended December 31, 2008, File No. 001-11590.

Chesapeake Utilities Corporation 2010 Form 10-K      Page 121

• Exhibit 10.25*
Form of Performance Share Agreement effective January 6, 2010 for the period 2010 to 2012, pursuant to Chesapeake Utilities Corporation Performance Incentive Plan by and between Chesapeake Utilities Corporation and each of John R. Schimkaitis, Michael P. McMasters, Beth W. Cooper, Stephen C. Thompson, and Joseph Cummiskey is incorporated herein by reference to Exhibit 10.24 on Form 10-K for the year ended December 31, 2009, File No. 001-11590

• Exhibit 10.26*
Performance Share Agreement dated January 20, 2010 for the period 2010 to 2011, pursuant to Chesapeake Utilities Corporation Performance Incentive Plan by and between Chesapeake Utilities Corporation and Joseph Cummiskey is incorporated herein by reference to Exhibit 10.24 on Form 10-K for the year ended December 31, 2009, File No. 001-11590.

• Exhibit 10.27*
Form of Performance Share Agreement effective January 14, 2011 for the period 2011 to 2013, pursuant to Chesapeake Utilities Corporation Performance Incentive Plan by and between Chesapeake Utilities Corporation and each of Michael P. McMasters, Beth W. Cooper, Stephen C. Thompson, Joseph Cummiskey, and Elaine B. Bittner, is incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed January 21, 2011, File No. 001-11590.

• Exhibit 10.28*
Form of Performance Share Agreement effective January 14, 2011 for the period 2011 to 2012, pursuant to Chesapeake Utilities Corporation Performance Incentive Plan by and between Chesapeake Utilities Corporation and each of Michael P. McMasters and Elaine B. Bittner, is filed herewith.

• Exhibit 10.29*
Chesapeake Utilities Corporation Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009, is incorporated herein by reference to Exhibit 10.27 of our Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-11590.

• Exhibit 10.30*	First Amendment to the Chesapeake Utilities Corporation Supplemental Executive Retirement Plan as amended and restated effective January 1, 2009, is filed herewith.

• Exhibit 10.31*
Chesapeake Utilities Corporation Supplemental Executive Retirement Savings Plan, as amended and restated effective January 1, 2009, is incorporated herein by reference to Exhibit 10.28 of our Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-11590.

• Exhibit 10.32*
First Amendment to the Chesapeake Utilities Corporation Supplemental Executive Retirement Savings Plan, dated October 28, 2010, is incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the period ended September 30, 2010, File No. 001-11590.

• Exhibit 10.33
Amended and Restated Electric Service Contract between Florida Public Utilities Company and JEA dated November 6, 2008, is incorporated herein by reference to Exhibit 10.1 of Florida Public Utilities Company’s Current Report on Form 8-K, filed on November 6, 2008, File No. 001-10908.

• Exhibit 10.34
Networking Operating Agreement between Florida Public Utilities Company and Southern Company Services, Inc. dated December 27, 2007 and amended on June 3, 2008, is incorporated herein by reference to Exhibit 10.3 of Florida Public Utilities Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008, File No. 001-10608.

• Exhibit 10.35
Network Integration Transmission Service Agreement between Florida Public Utilities Company and Southern Company Services, Inc. dated December 27, 2007 and amended on June 3, 2008, is incorporated herein by reference to Exhibit 10.4 of Florida Public Utilities Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008, File No. 001-10608.

Chesapeake Utilities Corporation 2010 Form 10-K      Page 122

• Exhibit 10.36
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

• Exhibit 10.37
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

• Exhibit 10.38
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

• Exhibit 10.39
Term Note Agreement entered into by Chesapeake Utilities Corporation on March 16, 2010, pursuant to the $29 million credit facility with PNC Bank, N.A., is incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the period ended March 31, 2010, File No. 001-11590.

• Exhibit 10.40
Precedent Agreement between Chesapeake Utilities Corporation and Texas Eastern Transmission LP, dated April 8, 2010 is incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the period ended March 31, 2010, File No. 001-11590.

• Exhibit 10.41	Form of Franchise Agreement between Florida Public Utilities Company and the city of Marianna, effective February 1, 2010, is filed herewith.

• Exhibit 10.42
Form of Service Agreement for Generation Services entered into by Florida Public Utilities Company and Gulf Power Company, dated December 28, 2006, effective January 1, 2008 is hereby incorporated by reference as Exhibit 10(s) on Florida Public Utilities Company’s Annual Report on Form 10-K for the year ended December 31, 2006, file No. 001-10608.

• Exhibit 10.43	Amendment to Form of Service Agreement for Generation Services entered into by Florida Public Utilities Company and Gulf Power Company, effective January 25, 2011, is filed herewith.

• Exhibit 12	Computation of Ratio of Earning to Fixed Charges is filed herewith.

• Exhibit 14.1	Code of Ethics for Financial Officers is filed herewith.

• Exhibit 14.2	Business Code of Ethics and Conduct is filed herewith.

• Exhibit 21	Subsidiaries of the Registrant is filed herewith.

• Exhibit 23.1	Consent of Independent Registered Public Accounting Firm is filed herewith.

• Exhibit 31.1	Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to Exchange Act Rule 13a-14(a) and 15d — 14(a), dated March 8, 2011, is filed herewith.

• Exhibit 31.2	Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to Exchange Act Rule 13a-14(a) and 15d — 14(a), dated March 8, 2011, is filed herewith.

• Exhibit 32.1	Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350, dated March 8, 2011, is filed herewith.

• Exhibit 32.2	Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350, dated March 8, 2011, is filed herewith.

*	Management contract or compensatory plan or agreement.

Chesapeake Utilities Corporation 2010 Form 10-K      Page 123

Signatures
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Chesapeake Utilities Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chesapeake Utilities Corporation
By:	/s/ Michael P. Mcmasters
Michael P. McMasters,
President and Chief Executive Officer Date: March 8, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ralph J. Adkins Ralph J. Adkins,	/s/ Michael P. McMasters Michael P. McMasters,
Chairman of the Board and Director	President, Chief Executive Officer and Director
Date: March 2, 2011	Date: March 8, 2011

/s/ Beth W. Cooper Beth W. Cooper, Senior Vice President	/s/ Eugene H. Bayard Eugene H. Bayard, Director
and Chief Financial Officer	Date: March 2, 2011
(Principal Financial and Accounting Officer)
Date: March 8, 2011

/s/ Richard Bernstein Richard Bernstein, Director	/s/ Thomas J. Bresnan Thomas J. Bresnan, Director
Date: March 2, 2011	Date: March 7, 2011

/s/ Thomas P. Hill, Jr. Thomas P. Hill, Jr., Director	/s/ Dennis S, Hudson, III Dennis S. Hudson, III, Director
Date: March 2, 2011	Date: March 2, 2011

/s/ Paul L. Maddock, Jr. Paul L. Maddock, Jr., Director	/s/ J. Peter Martin J. Peter Martin, Director
Date: March 2, 2011	Date: March 2, 2011

/s/ Joseph E. Moore, Esq Joseph E. Moore, Esq., Director	/s/ Calvert A. Morgan, Jr Calvert A. Morgan, Jr., Director
Date: March 2, 2011	Date: March 2, 2011

/s/ Dianna F. Morgan Dianna F. Morgan, Director	/s/ John Schimkaitis John R. Schimkaitis
Date: March 2, 2011	Vice Chairman of the Board and Director Date: March 2, 2011

Chesapeake Utilities Corporation 2010 Form 10-K      Page 124

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Stockholders of Chesapeake Utilities Corporation
The audit referred to in our report dated March 8, 2011 relating to the consolidated financial statements of Chesapeake Utilities Corporation as of December 31, 2010 and 2009 and for each of the years in the three-year period ended December 31, 2010, which is contained in Item 8 of this Form 10-K also included the audits of the financial statement schedules listed in Item 15(a)2. These financial statement schedules are the responsibility of the Chesapeake Utilities Corporation’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.
In our opinion such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ ParenteBeard LLC ParenteBeard LLC
Malvern, Pennsylvania
March 8, 2011

Chesapeake Utilities Corporation and Subsidiaries
Schedule I
Parent Company Condensed Financial Statements
Chesapeake Utilities Corporation (Parent)
Condensed Balance Sheets

	December 31,	December 31,
Assets	2010	2009
(in thousands)

Total property, plant and equipment	$202,807	$191,440
Less: Accumulated depreciation and amortization	(49,223)	(46,297)
Plus: Construction work in progress	1,492	1,338

Net property, plant and equipment	155,076	146,481

Investments, at fair value	2,368	1,959
Investments in subsidiaries	179,580	160,150

Current Assets
Cash and cash equivalents	4,229	973
Accounts receivable (less allowance for uncollectible accounts of $432 and $458, respectively)	11,623	9,356
Accrued revenue	6,458	4,936
Accounts receivable from affiliates	74,663	56,587
Propane inventory, at average cost	635	624
Other inventory, at average cost	970	971
Regulatory assets	51	1,205
Storage gas prepayments	5,084	6,144
Income taxes receivable	4,003	822
Deferred income taxes	369	1,909
Prepaid expenses	2,310	3,047
Other current assets	176	79

Total current assets	110,571	86,653

Deferred Charges and Other Assets
Long-term receivables	133	331
Regulatory assets	2,820	3,610
Other deferred charges	603	479

Total deferred charges and other assets	3,556	4,420

Total Assets	$451,151	$399,663

The accompanying notes are an integral part of the financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Schedule I
Parent Company Condensed Financial Statements
Chesapeake Utilities Corporation (Parent)
Condensed Balance Sheets

	December 31,	December 31,
Capitalization and Liabilities	2010	2009
(in thousands)

Capitalization
Stockholders’ equity
Common stock, par value $0.4867 per share (authorized 25,000,000 and 12,000,000 shares, respectively)	$4,635	$4,572
Additional paid-in capital	148,159	144,502
Retained earnings	76,805	63,231
Accumulated other comprehensive loss	(3,134)	(2,865)
Deferred compensation obligation	777	739
Treasury stock	(777)	(739)

Total stockholders’ equity	226,465	209,440

Long-term debt, net of current maturities	71,682	79,611

Total capitalization	298,147	289,051

Current Liabilities
Current portion of long-term debt	7,727	6,636
Short-term borrowing	63,958	30,023
Accounts payable	10,401	9,157
Customer deposits and refunds	7,619	4,410
Accrued interest	1,015	1,003
Dividends payable	3,143	2,959
Accrued compensation	3,377	2,450
Regulatory liabilities	2,432	5,934
Other accrued liabilities	2,635	1,647

Total current liabilities	102,307	64,219

Deferred Credits and Other Liabilities
Deferred income taxes	20,999	16,494
Deferred investment tax credits	122	157
Regulatory liabilities	709	695
Environmental liabilities	358	531
Other pension and benefit costs	5,045	5,674
Accrued asset removal cost — Regulatory liability	18,805	18,248
Other liabilities	4,659	4,594

Total deferred credits and other liabilities	50,697	46,393

Other commitments and contingencies

Total Capitalization and Liabilities	$451,151	$399,663

The accompanying notes are an integral part of the financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Schedule I
Parent Company Condensed Financial Statements
Chesapeake Utilities Corporation (Parent)
Condensed Statements of Income

For the Years Ended December 31,	2010	2009	2008
(in thousands)

Operating Revenues	$95,764	$101,577	$103,733

Operating Expenses
Cost of sales	52,295	62,339	65,446
Operations	19,919	18,487	16,039
Transaction-related costs	660	1,478	1,153
Maintenance	1,165	1,535	1,303
Depreciation and amortization	4,365	4,194	3,918
Other taxes	3,788	3,564	3,380

Total operating expenses	82,192	91,597	91,239

Operating Income	13,572	9,980	12,494
Income from equity investments	19,430	12,042	7,781
Other loss, net of other expenses	(30)	(30)	(106)
Interest charges	2,837	3,066	3,026

Income Before Income Taxes	30,135	18,926	17,143
Income taxes	4,079	3,029	3,536

Net Income	$26,056	$15,897	$13,607

The accompanying notes are an integral part of the financial statements.

Chesapeake Utilities Corporation and subsidiaries
Schedule I
Parent Company Condensed financial statements
Chesapeake Utilities Corporation (Parent)
Condensed Statement of Cash Flows

For the Years Ended December 31,	2010	2009	2008
(in thousands)

Operating Activities
Net Income	$26,056	$15,897	$13,607
Adjustments to reconcile net income to net operating cash:
Equity earnings in subsidiaries	(19,382)	(12,042)	(7,781)
Depreciation and amortization	4,366	4,190	3,918
Depreciation and accretion included in other costs	1,878	1,773	1,389
Deferred income taxes, net	6,901	2,821	5,147
Unrealized (gain) loss on investments	(113)	(212)	509
Employee benefits and compensation	(169)	1,217	152
Share based compensation	1,155	1,306	820
Other, net	(46)	8	11
Changes in assets and liabilities:
Purchase of investments	(297)	(146)	(201)
Accounts receivable and accrued revenue	(3,814)	(16,770)	(3,016)
Propane inventory, storage gas and other inventory	1,050	3,383	(3,854)
Regulatory assets	1,716	(1,825)	606
Prepaid expenses and other current assets	653	(1,050)	(516)
Other deferred charges	(180)	(72)	(8)
Long-term receivables	198	181	199
Accounts payable and other accrued liabilities	1,636	9,832	3,323
Income taxes receivable	(3,858)	2,791	(3,113)
Accrued interest	12	(20)	158
Customer deposits and refunds	3,208	(1,147)	34
Accrued compensation	823	352	377
Regulatory liabilities	(3,488)	3,603	(2,379)
Other liabilities	64	886	(23)

Net cash provided by operating activities	18,369	14,956	9,359

Investing Activities
Property, plant and equipment expenditures	(13,969)	(12,615)	(16,328)
Proceeds from investments	—	1,000	500
Cash acquired in the merger, net of cash paid	—	(16)	—
Environmental expenditures	54	(86)	(480)

Net cash used in investing activities	(13,915)	(11,717)	(16,308)

Financing Activities
Change in receivable/payable with affiliates	(18,051)	13,379	4,302
Common stock dividends	(11,013)	(7,957)	(7,810)
Issuance of stock for Dividend Reinvestment Plan	568	392	(118)
Change in cash overdrafts due to outstanding checks	3,256	835	(684)
Net borrowing (repayment) under line of credit agreements	1,579	(3,812)	(11,980)
Other short-term borrowing	29,100	—	—
Proceeds from issuance of long-term debt	—	—	29,961
Repayment of long-term debt	(6,637)	(6,637)	(7,637)

Net cash provided by (used in) financing activities	(1,198)	(3,800)	6,034

Net Increase (Decrease) in Cash and Cash Equivalents	3,256	(561)	(915)
Cash and Cash Equivalents — Beginning of Period	973	1,534	2,449

Cash and Cash Equivalents — End of Period	$4,229	$973	$1,534

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
For information concerning Chesapeake’s material contingencies and guarantees, see Item 8 under the heading “Notes to the Consolidated Financial Statements — Note P, Environmental Commitments and Contingencies and Note Q, Other Commitments and Contingencies.”
Chesapeake’s wholly-owned subsidiaries are accounted for using the equity method of accounting.

Chesapeake Utilities Corporation and Subsidiaries
Schedule II
Valuation and Qualifying Accounts

	Balance at	Additions
	Beginning of	Charged to	Other		Balance at End
For the Year Ended December 31,	Year	Income	Accounts (1)	Deductions (2)	of Year
Reserve Deducted From Related Assets
Reserve for Uncollectible Accounts
(In thousands)

2010	$1,609	$1,129	$181	$(1,725)	$1,194

2009	$1,159	$1,138	$616	$(1,304)	$1,609

2008	$952	$1,186	$241	$(1,220)	$1,159

(1)	Recoveries.

(2)	Uncollectible accounts charged off.