Form 10-Q
period 2011-06-30
CHESAPEAKE UTILITIES CORP
filed 2011-08-05
CIK 19745

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2011
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Common Stock, par value $0.4867 — 9,564,197 shares outstanding as of July 31, 2011.

PART I — FINANCIAL INFORMATION	1

Item 1. Financial Statements	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3. Quantitative and Qualitative Disclosures about Market Risk	55

Item 4. Controls and Procedures	56

PART II — OTHER INFORMATION	57

Item 1. Legal Proceedings	57

Item 1A. Risk Factors	57

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	57

Item 3. Defaults upon Senior Securities	57

Item 5. Other Information	57

Item 6. Exhibits	58

SIGNATURES	59

EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

GLOSSARY OF KEY TERMS
Frequently used abbreviations, acronyms, or terms used in this report:
Subsidiaries of Chesapeake Utilities Corporation

BravePoint	BravePoint®, Inc. is a wholly-owned subsidiary of Chesapeake Services Company, which is a wholly-owned subsidiary of Chesapeake
Chesapeake	The Registrant, the Registrant and its subsidiaries, or the Registrant’s subsidiaries, as appropriate in the context of the disclosure
Company	The Registrant, the Registrant and its subsidiaries, or the Registrant’s subsidiaries, as appropriate in the context of the disclosure
Eastern Shore	Eastern Shore Natural Gas Company, a wholly-owned subsidiary of Chesapeake
FPU	Florida Public Utilities Company, a wholly-owned subsidiary of Chesapeake, effective October 28, 2009
PESCO	Peninsula Energy Services Company, Inc., a wholly-owned subsidiary of Chesapeake
Peninsula Pipeline	Peninsula Pipeline Company, Inc., a wholly-owned subsidiary of Chesapeake
Sharp	Sharp Energy, Inc., a wholly-owned subsidiary of Chesapeake’s and Sharp’s subsidiary, Sharpgas, Inc.
Xeron	Xeron, Inc., a wholly-owned subsidiary of Chesapeake
Regulatory Agencies

Delaware PSC	Delaware Public Service Commission
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
FDEP	Florida Department of Environmental Protection
FDOT	Florida Department of Transportation
Florida PSC	Florida Public Service Commission
Maryland PSC	Maryland Public Service Commission
MDE	Maryland Department of the Environment
PSC	Public Service Commission
SEC	Securities and Exchange Commission
Accounting Standards Related

FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles
Other

AS/SVE	Air Sparging and Soil/Vapor Extraction
BS/SVE	Bio-Sparging and Soil/Vapor Extraction
CDD	Cooling Degree-Days
DSCP	Directors Stock Compensation Plan
Dts	Dekatherms
Dts/d	Dekatherms per day
ECCR	Energy Conservation Cost Recovery
FGT	Florida Gas Transmission Company
FRP	Fuel Retention Percentage
GSR	Gas Sales Service Rates
Gulf Power	Gulf Power Corporation
Gulfstream	Gulfstream Natural Gas System, LLC
HDD	Heating Degree-Days
MWH	Megawatt Hour
Mcf	Thousand Cubic Feet
MGP	Manufactured Gas Plant
NYSE	New York Stock Exchange
OCI	Other Comprehensive Income
OTC	Over-the-Counter
PIP	Performance Incentive Plan
RAP	Remedial Action Plan
Sanford Group	FPU and Other Responsible Parties involved with the Sanford Environmental Site
TETLP	Texas Eastern Transmission, LP
TOU	Time-of-Use

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

For the Three Months Ended June 30,	2011	2010
(in thousands, except shares and per share data)

Operating Revenues
Regulated Energy	$54,327	$52,740
Unregulated Energy	29,692	24,615
Other	2,812	2,706

Total operating revenues	86,831	80,061

Operating Expenses
Regulated energy cost of sales	24,882	24,625
Unregulated energy and other cost of sales	24,420	20,384
Operations	20,401	18,526
Maintenance	1,892	1,789
Depreciation and amortization	4,937	4,545
Other taxes	2,523	2,431

Total operating expenses	79,055	72,300

Operating Income	7,776	7,761

Other income (loss), net of expenses	27	(11)

Interest charges	2,114	2,305

Income Before Income Taxes	5,689	5,445

Income tax expense	2,169	2,105

Net Income	$3,520	$3,340

Weighted-Average Common Shares Outstanding:
Basic	9,557,707	9,467,222
Diluted	9,650,887	9,557,352

Earnings Per Share of Common Stock:
Basic	$0.37	$0.35
Diluted	$0.37	$0.35

Cash Dividends Declared Per Share of Common Stock	$0.345	$0.330
The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

For the Six Months Ended June 30,	2011	2010
(in thousands, except shares and per share data)

Operating Revenues
Regulated Energy	$139,329	$144,367
Unregulated Energy	88,442	83,885
Other	5,658	5,069

Total operating revenues	233,429	233,321

Operating Expenses
Regulated energy cost of sales	72,872	78,889
Unregulated energy and other cost of sales	68,711	65,474
Operations	40,237	37,524
Maintenance	3,595	3,489
Depreciation and amortization	9,958	9,389
Other taxes	5,441	5,397

Total operating expenses	200,814	200,162

Operating Income	32,615	33,159

Other income, net of expenses	50	103

Interest charges	4,265	4,667

Income Before Income Taxes	28,400	28,595

Income tax expense	11,133	11,281

Net Income	$17,267	$17,314

Weighted-Average Common Shares Outstanding:
Basic	9,546,606	9,443,708
Diluted	9,642,374	9,550,670

Earnings Per Share of Common Stock:
Basic	$1.81	$1.83
Diluted	$1.79	$1.82

Cash Dividends Declared Per Share of Common Stock	$0.675	$0.645
The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30,	2011	2010
(in thousands)

Operating Activities
Net Income	$17,267	$17,314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,958	9,389
Depreciation and accretion included in other costs	2,473	2,199
Deferred income taxes, net	12,449	3,683
Loss on sale of assets	94	71
Unrealized (gain) loss on commodity contracts	30	(374)
Unrealized (gain) loss on investments	(131)	60
Employee benefits	309	(383)
Share-based compensation	705	612
Other, net	(18)	(105)
Changes in assets and liabilities:
Sale (purchase) of investments	258	(131)
Accounts receivable and accrued revenue	14,017	26,485
Propane inventory, storage gas and other inventory	3,315	3,382
Regulatory assets	601	1,226
Prepaid expenses and other current assets	1,792	3,539
Accounts payable and other accrued liabilities	674	(14,796)
Income taxes receivable	(2,666)	2,201
Accrued interest	(241)	(259)
Customer deposits and refunds	(1,182)	1,041
Accrued compensation	(2,234)	83
Regulatory liabilities	2,887	1,194
Other liabilities	(268)	583

Net cash provided by operating activities	60,089	57,014

Investing Activities
Property, plant and equipment expenditures	(21,236)	(13,600)
Proceeds from sales of assets	344	34
Purchase of investments	(200)	(310)
Environmental expenditures	(326)	(410)

Net cash used in investing activities	(21,418)	(14,286)

Financing Activities
Common stock dividends	(5,685)	(5,369)
(Purchase) issuance of stock for Dividend Reinvestment Plan	(609)	268
Change in cash overdrafts due to outstanding checks	(3,193)	(834)
Net repayment under line of credit agreements	(27,417)	(29,188)
Other short-term borrowing	(29,100)	29,100
Proceeds from issuance of long-term debt	29,000	—
Repayment of long-term debt	(1,482)	(30,277)

Net cash used in financing activities	(38,486)	(36,300)

Net Increase in Cash and Cash Equivalents	185	6,428
Cash and Cash Equivalents — Beginning of Period	1,643	2,828

Cash and Cash Equivalents — End of Period	$1,828	$9,256

The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
Assets	2011	2010
(in thousands, except shares and per share data)

Property, Plant and Equipment
Regulated energy	$511,008	$500,689
Unregulated energy	62,399	61,313
Other	18,926	16,989

Total property, plant and equipment	592,333	578,991

Less: Accumulated depreciation and amortization	(129,054)	(121,628)
Plus: Construction work in progress	8,317	5,394

Net property, plant and equipment	471,596	462,757

Investments, at fair value	4,109	4,036

Current Assets
Cash and cash equivalents	1,828	1,643
Accounts receivable (less allowance for uncollectible accounts of $1,095 and $1,194, respectively)	80,381	88,074
Accrued revenue	8,655	14,978
Propane inventory, at average cost	6,790	8,876
Other inventory, at average cost	3,266	3,084
Regulatory assets	289	51
Storage gas prepayments	3,672	5,084
Income taxes receivable	9,414	6,748
Deferred income taxes	2,170	2,191
Prepaid expenses	3,111	4,613
Mark-to-market energy assets	335	1,642
Other current assets	226	245

Total current assets	120,137	137,229

Deferred Charges and Other Assets
Goodwill	35,613	35,613
Other intangible assets, net	3,293	3,459
Long-term receivables	26	155
Regulatory assets	22,300	23,884
Other deferred charges	3,415	3,860

Total deferred charges and other assets	64,647	66,971

Total Assets	$660,489	$670,993

The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
Capitalization and Liabilities	2011	2010
(in thousands, except shares and per share data)

Capitalization
Stockholders’ equity
Common stock, par value $0.4867 per share (authorized 25,000,000 shares)	$4,654	$4,635
Additional paid-in capital	148,796	148,159
Retained earnings	87,549	76,805
Accumulated other comprehensive loss	(2,999)	(3,360)
Deferred compensation obligation	796	777
Treasury stock	(796)	(777)

Total stockholders’ equity	238,000	226,239

Long-term debt, net of current maturities	117,123	89,642

Total capitalization	355,123	315,881

Current Liabilities
Current portion of long-term debt	9,196	9,216
Short-term borrowing	4,248	63,958
Accounts payable	64,427	65,541
Customer deposits and refunds	25,135	26,317
Accrued interest	1,548	1,789
Dividends payable	3,299	3,143
Accrued compensation	4,623	6,784
Regulatory liabilities	11,960	9,009
Mark-to-market energy liabilities	216	1,492
Other accrued liabilities	12,081	10,393

Total current liabilities	136,733	197,642

Deferred Credits and Other Liabilities
Deferred income taxes	92,700	80,031
Deferred investment tax credits	203	243
Regulatory liabilities	3,670	3,734
Environmental liabilities	9,414	10,587
Other pension and benefit costs	17,816	18,199
Accrued asset removal cost — Regulatory liability	35,919	35,092
Other liabilities	8,911	9,584

Total deferred credits and other liabilities	168,633	157,470

Other commitments and contingencies (Note 4 and 5)

Total Capitalization and Liabilities	$660,489	$670,993

The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

									Accumulated
	Common Stock				Additional				Other
	Number of				Paid-In		Retained		Comprehensive		Deferred	Treasury
(in thousands, except shares and per share data)	Shares(6)		Par Value		Capital		Earnings		Loss		Compensation	Stock	Total
Balances at December 31, 2009	9,394,314	(6)	$4,572		$144,502		$63,231		$(2,524)		$739	$(739)	$209,781
Net Income							26,056						26,056
Other comprehensive income, net of tax:
Employee Benefit Plans, net of tax:
Amortization of prior service costs (4)									8	(4)			8
Net Loss (5)									(844	)(5)			(844)

Total comprehensive income													25,220

Dividend Reinvestment Plan	53,806		26		1,699								1,725
Retirement Savings Plan	27,795		14		889								903
Conversion of debentures	11,865		6		196								202
Tax benefit on share based compensation					253								253
Share based compensation (1) (3)	36,415	(1)(3)	17	(1)(3)	620	(1)(3)							637
Deferred Compensation Plan											38	(38)	—
Purchase of treasury stock	(1,144)											(38)	(38)
Sale and distribution of treasury stock	1,144											38	38
Dividends on stock-based compensation							(104)						(104)
Cash dividends (2)							(12,378	)(2)					(12,378)

Balances at December 31, 2010	9,524,195	(6)	4,635		148,159		76,805		(3,360)		777	(777)	226,239
Net Income							17,267						17,267
Other comprehensive income, net of tax:
Employee Benefit Plans, net of tax:
Amortization of prior service costs (4)									4	(4)			4
Net Gain (5)									357	(5)			357

Total comprehensive income													17,628

Dividend Reinvestment Plan	—				(11)								(11)
Retirement Savings Plan	2,002		1		79								80
Conversion of debentures	5,691		3		94								97
Share based compensation (1) (3)	30,430		15	(1)(3)	475	(1)(3)							490
Deferred Compensation Plan											19	(19)	—
Purchase of treasury stock	(473)											(19)	(19)
Sale and distribution of treasury stock	473											19	19
Dividends on stock-based compensation							(73)						(73)
Cash dividends (2)							(6,450	)(2)					(6,450)

Balances at June 30, 2011	9,562,318		$4,654		$148,796		$87,549		$(2,999)		$796	$(796)	$238,000

(1)	Includes amounts for shares issued for Directors’ compensation.

(2)	Cash dividends declared per share for the periods ended June 30, 2011 and December 31, 2010 were $0.675 and $1.305, respectively.

(3)
The shares issued under the Performance Incentive Plan (“PIP”) are net of shares withheld for employee taxes. For the periods ended June 30, 2011 and December 31, 2010 the Company withheld 12,324 and 17,695 shares, respectively, for taxes.

(4)	Tax expense recognized on the prior service cost component of employees benefit plans for the periods ended June 30, 2011 and December 31, 2010 were approximately $3 and $5, respectively.

(5)	Tax expense (benefit) recognized on the net gain (loss) component of employees benefit plans for the periods ended June 30, 2011 and December 31, 2010, were $239 and ($541), respectively.

(6)	Includes 30,078 and 29,596 shares at June 30, 2011 and December 31, 2010, respectively, held in a Rabbi Trust established by the Company relating to the Deferred Compensation Plan.
The accompanying notes are an integral part of these financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
1.	Summary of Accounting Policies
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
Reclassifications
We reclassified certain amounts in the condensed consolidated statements of income for the three and six months ended June 30, 2010, and the condensed consolidated statement of cash flows for the six months ended June 30, 2010, to conform to the current year’s presentation. These reclassifications are considered immaterial to the overall presentation of our condensed consolidated financial statements.
Recent Accounting Amendments Yet to be Adopted by the Company
In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” Amendments in the ASU do not extend the use of fair value accounting, but provide guidance on how it should be applied where its use is already required or permitted by other standards within International Financial Accounting Standards (“IFRS”) or U.S. GAAP. ASU 2011-04 supersedes most of the guidance in Topic 820, although many of the changes are clarifications of existing guidance or wording changes to align with IFRS. Certain amendments in ASU 2011-04 change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements. The amendments in ASU 2011-04 are effective for public entities for interim and annual periods beginning after December 15, 2011, and should be applied prospectively. Early adoption is not permitted for public entities. We expect the adoption of ASU 2011-04 to have no material impact on our financial position and results of operations.
In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 amends the guidance in Topic 220 “Comprehensive Income,” by eliminating the option to present components of other comprehensive income in the statement of stockholders’ equity. Instead, the new guidance now requires entities to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. The components of other comprehensive income (“OCI”) have not changed nor has the guidance on when OCI items are reclassified to net income; however, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income. Similarly, ASU 2011-05 does not change the guidance to disclose OCI components gross or net of the effect of income taxes, provided that the tax effects are presented on the face of the statement in which OCI is presented, or disclosed in the notes to the financial statements. For public entities, the amendments in ASU 2011-05 are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2011. The amendments should be applied retrospectively, and early adoption is permitted. We plan on complying with the new OCI presentation at the end of 2011.

2.	Calculation of Earnings Per Share

	Three Months		Six Months
For the Periods Ended June 30,	2011	2010	2011	2010
(in thousands, except shares and per share data)
Calculation of Basic Earnings Per Share:
Net Income	$3,520	$3,340	$17,267	$17,314
Weighted average shares outstanding	9,557,707	9,467,222	9,546,606	9,443,708

Basic Earnings Per Share	$0.37	$0.35	$1.81	$1.83

Calculation of Diluted Earnings Per Share:
Reconciliation of Numerator:
Net Income	$3,520	$3,340	$17,267	$17,314
Effect of 8.25% Convertible debentures	15	19	31	37

Adjusted numerator — Diluted	$3,535	$3,359	$17,298	$17,351

Reconciliation of Denominator:
Weighted shares outstanding — Basic	9,557,707	9,467,222	9,546,606	9,443,708
Effect of dilutive securities:
Share-based Compensation	20,699	3,347	21,958	19,437
8.25% Convertible debentures	72,481	86,783	73,810	87,525

Adjusted denominator — Diluted	9,650,887	9,557,352	9,642,374	9,550,670

Diluted Earnings Per Share	$0.37	$0.35	$1.79	$1.82

3.	Rates and Other Regulatory Activities
Our natural gas and electric distribution operations in Delaware, Maryland and Florida are subject to regulation by their respective Public Service Commission (“PSC”); Eastern Shore Natural Gas Company (“Eastern Shore”), our natural gas transmission operation, is subject to regulation by the Federal Energy Regulatory Commission (“FERC”); and Peninsula Pipeline Company, Inc. (“Peninsula Pipeline”) is subject to regulation by the Florida Public Service Commission (“Florida PSC”). Chesapeake’s Florida natural gas distribution division and the natural gas and electric distribution operations of Florida Public Utilities Company (“FPU”) continue to be subject to regulation by the Florida PSC as separate entities.
Delaware
Capacity Release: On September 2, 2008, our Delaware division filed with the Delaware Public Service Commission (“Delaware PSC”) its annual Gas Sales Service Rates (“GSR”) Application, seeking approval to change its GSR, effective November 1, 2008. On July 7, 2009, the Delaware PSC granted approval of a settlement agreement presented by the parties in this docket, which included the Delaware PSC, our Delaware division and the Division of the Public Advocate. As part of the settlement agreement, the parties agreed to develop a record in a later proceeding on the price charged by the Delaware division for the temporary release of transmission pipeline capacity to our natural gas marketing subsidiary, Peninsula Energy Services Company, Inc. (“PESCO”). On January 8, 2010, the Hearing Examiner in this proceeding issued a report of Findings and Recommendations in which he recommended, among other things, that the Delaware PSC require the Delaware division to refund to its firm service customers the difference between what the Delaware division would have received had the capacity released to PESCO been priced at the maximum tariff rates under asymmetrical pricing principles and the amount actually received by the Delaware division for capacity released to PESCO. The Hearing Examiner also recommended that the Delaware PSC require us to adhere to asymmetrical pricing principles in all future capacity releases by the Delaware division to PESCO, if any. If the Hearing Examiner’s refund recommendation for past capacity releases were ultimately approved without modification by the Delaware PSC, the Delaware division would have to credit to its firm service customers amounts equal to the maximum tariff rates that the Delaware division pays for long-term capacity, which we estimated to be approximately $700,000, even though the temporary releases were made at lower rates based on competitive bidding procedures required by the FERC’s capacity release rules. On February 18, 2010, we filed exceptions to the Hearing Examiner’s recommendations.

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
On June 17, 2010, the Division of the Public Advocate filed an appeal with the Delaware Superior Court, asking it to overturn the Delaware PSC’s decision with regard to refunds for past capacity releases. On June 28, 2010, the Delaware division filed a Notice of Cross Appeal with the Delaware Superior Court, asking it to overturn the Delaware PSC’s decision with regard to requiring the Delaware division to adhere to asymmetrical pricing principles for future capacity releases to PESCO. On June 13, 2011, the Delaware Superior Court issued its decision affirming all aspects of the Delaware PSC’s Order of May 18, 2010, which included its decision not to require the Delaware division to issue any refunds for past releases.
On June 29, 2011, the Delaware Attorney General filed an appeal with the Delaware Supreme Court, asking it to review the Delaware Superior Court’s decision affirming the Delaware PSC decision with regard to refunds for past capacity releases. The Delaware Attorney General was substituted in the case for the Division of the Public Advocate in the period between when the former Public Advocate retired and a new Public Advocate was appointed by the Governor. On July 12, 2011, the Delaware division filed a Notice of Cross Appeal with the Delaware Supreme Court, asking it to overturn the Superior Court’s decision with regard to the Delaware PSC’s decision on future capacity releases to PESCO. We have not accrued any contingent liability related to potential refunds for past capacity releases. We anticipate that the Delaware Supreme Court will render a decision sometime in the first half of 2012. In addition, due to the ongoing legal proceedings, the parties have not yet opened a separate docket to determine an alternative pricing methodology for future capacity releases. Since the Delaware PSC’s Order on May 18, 2010, the Delaware division has not released any capacity to PESCO.
Chesapeake’s Delaware division also had developments in the following matters with the Delaware PSC:
On September 1, 2010, the Delaware division filed with the Delaware PSC its annual GSR Application, seeking approval to change its GSR, effective November 1, 2010. On September 21, 2010, the Delaware PSC authorized the Delaware division to implement the GSR charges on November 1, 2010, on a temporary basis, subject to refund, pending the completion of full evidentiary hearings and a final decision. The Delaware PSC granted approval of the GSR charges at its regularly scheduled meeting on June 7, 2011.
On March 10, 2011, the Delaware division filed with the Delaware PSC an application requesting approval to guarantee certain debt of FPU. Specifically, the Delaware division sought approval to execute a Seventeenth Supplemental Indenture, in which Chesapeake guarantees the payment of certain debt of FPU and FPU is permitted to deliver Chesapeake’s consolidated financial statements in lieu of FPU’s stand-alone financial statements to satisfy certain covenants within the indentures of FPU’s debt. The Delaware PSC granted approval of the guarantee of certain debt of FPU at its regularly scheduled meeting on April 4, 2011.

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
On March 2, 2011, the Maryland division filed with the Maryland PSC an application for the approval of a franchise executed between the Maryland division and the Board of County Commissioners of Cecil County, Maryland. In this franchise agreement, the County granted the Maryland division a 50-year, non-exclusive, franchise to construct and operate natural gas distribution facilities within the present and future jurisdictional boundaries of Cecil County. On April 11, 2011, the Maryland PSC issued an Order approving the franchise between the Maryland division and Cecil County, subject to no adverse comments being received within 30 days after the issuance of the Order. On May 10, 2011, comments opposing the application were filed by Pivotal Utility Holdings, Inc. d/b/a Elkton Gas (“Pivotal”). Pivotal also provides natural gas service to customers in a portion of Cecil County. On June 8, 2011, the Maryland PSC granted the Maryland division the authority to exercise its franchise in a majority of the area requested in the Maryland division’s application. The approval for a small portion of the area within the requested franchise area, which is closest to the area served by Pivotal, has been withheld until an evidentiary hearing is convened. It is anticipated that the Maryland PSC will render a decision on the remaining area in the fourth quarter of 2011 or the first quarter of 2012.
On May 17, 2011, the Maryland division filed with the Maryland PSC an application for the approval of a franchise executed between the Maryland division and the Board of County Commissioners for Worcester County, Maryland. In this franchise agreement, the County granted the Maryland division a 25-year, non-exclusive, franchise to construct and operate natural gas distribution facilities within the present and future jurisdictional boundaries of Worcester County. On June 14, 2011, the Maryland PSC issued an Order approving the franchise between the Maryland division and Worcester County, subject to no adverse comments being received within 20 days after the issuance of the Order. No adverse comments were filed within the comment period and the order became effective on July 5, 2011.
Florida
“Come-Back” Filing: As part of our rate case settlement in Florida in 2010, the Florida PSC required us to submit a “Come-Back” filing, detailing all known benefits, synergies, cost savings and cost increases resulting from the merger with FPU. We submitted this filing on April 29, 2011. We are requesting the recovery, through rates, of approximately $34.2 million in acquisition adjustment (the price paid in excess of the book value) and $2.2 million in merger-related costs. In the past, the Florida PSC has allowed recovery of an acquisition adjustment under certain circumstances to provide an incentive for larger utilities to purchase smaller utilities. The Florida PSC requires a company seeking recovery of the acquisition adjustment and merger-related costs to demonstrate that customers will benefit from the acquisition. They use the following five factors to determine if the customers are benefiting from the transaction: (a) increased quality of service; (b) lower operating costs; (c) increased ability to attract capital for improvements; (d) lower overall cost of capital; and (e) more professional and experienced managerial, financial, technical and operational resources. With respect to lower costs, the Florida PSC effectively requires that the synergies be sufficient to offset the rate impact of the recovery of the acquisition adjustment and merger-related costs. The Florida PSC’s decision on our request for recovery of the acquisition adjustment and merger-related costs is expected in the fourth quarter of 2011.

If the Florida PSC approves recovery of the acquisition adjustment and merger-related costs, we would be able to classify these amounts as regulatory assets and include them in our investment, or rate base, when determining our Florida natural gas rates. Additionally, we would calculate our rate of return based upon this higher level of investment which effectively enables us to earn a return on this investment. We would also be able to amortize the acquisition adjustment and merger-related costs over 30 and five years, respectively. Amortization expense would be included in the calculation of our rates.
Our earnings may be reduced by as much as $1.6 million annually for the amortization expense (approximately $1.3 million is non-tax-deductible) until 2014 and $1.1 million annually (non-tax deductible) thereafter until 2039. This amortization expense would be a non-cash charge, and the net effect of the recovery would be positive cash flow. Over the long-term, however, the inclusion of the acquisition adjustment and merger-related costs in our rate base and the recovery of these regulatory assets through amortization expense will increase our earnings and cash flows above what we would have otherwise been able to achieve.
If the Florida PSC does not allow recovery of the acquisition adjustment and merger-related costs, there is some likelihood that we would have to reduce rates in the State of Florida, which would adversely affect our future earnings.
We continue to maintain a $750,000 accrual, which was recorded in 2010 based on management’s assessment of FPU’s earnings and regulatory risk to its earnings associated with possible Florida PSC action related to our requested recovery and the matters set forth in this filing.
Marianna Franchise: On July 7, 2009, the City Commission of Marianna, Florida (“Marianna Commission”) adopted an ordinance granting a franchise to FPU effective February 1, 2010 for a period not to exceed 10 years for the operation and distribution and/or sale of electric energy (the “Franchise Agreement”). The Franchise Agreement provides that FPU will develop and implement new time-of-use (“TOU”) and interruptible electric power rates mutually agreeable to FPU and the City of Marianna. The Franchise Agreement further provides for the TOU and interruptible rates to be effective no later than February 17, 2011, and available to all customers within the corporate limits of the City of Marianna. If the rates were not in effect by February 17, 2011, the City of Marianna would have the right to give notice to FPU within 180 days thereafter of its intent to exercise its option to purchase FPU’s property (consisting of the electric distribution assets) within the City of Marianna. Any such purchase would be subject to approval by the Marianna Commission, which would also need to approve the presentation of a referendum to voters in the City of Marianna for the approval of the purchase and the operation by the City of Marianna of an electric distribution facility. If the purchase is approved by the Marianna Commission and by the referendum, the closing of the purchase must occur within 12 months after the referendum is approved. If the City of Marianna elects to purchase the Marianna property, the Franchise Agreement requires the City of Marianna to pay FPU the fair market value for such property as determined by three qualified appraisers. Future financial results would be negatively affected by the loss in earnings generated by FPU from its approximately 3,000 customers in the City under the Franchise Agreement.
In accordance with the terms of the Franchise Agreement, FPU developed reasonable TOU and interruptible rates and on December 14, 2010, FPU filed a petition with the Florida PSC for authority to implement such proposed TOU and interruptible rates on or before February 17, 2011. On February 11, 2011, the Florida PSC issued an Order approving FPU’s petition for authority to implement the proposed TOU and interruptible rates, which became effective on February 8, 2011. The City of Marianna has objected to the proposed rates and has filed a petition protesting the entry of the Florida PSC’s Order. On March 17, 2011, FPU filed a Motion to Dismiss the petition by the City of Marianna and requested oral argument. On June 14, 2011, the Florida PSC granted FPU’s request for oral argument and on July 5, 2011, issued an Order approving FPU’s Motion to Dismiss the protest by the City of Marianna, without prejudice. On July 25, 2011, the City of Marianna filed an amended petition protesting the entry of the Florida PSC’s Order.

On January 26, 2011, FPU filed a petition with the Florida PSC for approval of an amendment to FPU’s Generation Services Agreement entered into between FPU and Gulf Power Corporation (“Gulf Power”). The amendment provides for a reduction in the capacity demand quantity, which generates the savings necessary to support the TOU and interruptible rates approved by the Florida PSC. The amendment also extends the current agreement by two years, with a new expiration date of December 31, 2019. Pursuant to its Order dated June 21, 2011, the Florida PSC approved the amendment. On July 12, 2011, the City of Marianna filed a protest of this decision and requested a hearing on the amendment.
On April 7, 2011, FPU filed a petition for approval of a mid-course reduction to its Northwest Division fuel rates based on two factors: 1) the previously discussed amendment to the Generation Services Agreement with Gulf Power; and 2) a weather-related increase in sales resulting in an accelerated collection of prior year’s under-recovered costs. Pursuant to its Order dated July 5, 2011, the Florida PSC approved the petition, which is projected to reduce customers’ fuel rates by approximately 10 percent per month.
As disclosed in Note 5, “Other Commitments and Contingencies,” to the unaudited condensed consolidated financial statements, the City of Marianna, on March 2, 2011, filed a complaint against FPU in the Circuit Court of the Fourteenth Judicial Circuit in and for Jackson County, Florida, alleging breaches of the Franchise Agreement by FPU and seeking a declaratory judgment that the City of Marianna has the right to exercise its option to purchase FPU’s property in the City of Marianna in accordance with the terms of the Franchise Agreement. On March 28, 2011, FPU filed its answer to the declaratory action by the City of Marianna, in which it denied the material allegation by the City of Marianna and asserted several affirmative defenses.
Eastern Shore
The following are regulatory activities involving FERC Orders applicable to Eastern Shore and the expansions of Eastern Shore’s transmission system:
Energylink Expansion Project: In 2006, Eastern Shore proposed to develop, construct and operate approximately 75 miles of new pipeline facilities from the existing Cove Point Liquefied Natural Gas terminal in Calvert County, Maryland, crossing under the Chesapeake Bay into Dorchester and Caroline Counties, Maryland, to points on the Delmarva Peninsula, where such facilities would interconnect with Eastern Shore’s existing facilities in Sussex County, Delaware. In April 2009, Eastern Shore terminated this project based on increased construction costs over its original projection. As approved by the FERC, Eastern Shore initiated billing to recover approximately $3.2 million of costs incurred in connection with this project and the related cost of capital over a period of 20 years in accordance with the terms of the precedent agreements executed with the two participating customers. One of the two participating customers is Chesapeake, through its Delaware and Maryland divisions. During 2010, Eastern Shore and the participating customers negotiated to reduce the recovery period of this cost from 20 years to five years. On January 27, 2011, Eastern Shore filed with the FERC the request to amend the cost recovery period, which was approved by the FERC on February 14, 2011. Eastern Shore revised its billing to reflect the five-year surcharge effective March 1, 2011.
Rate Case Filing: On December 30, 2010, Eastern Shore filed with the FERC a base rate proceeding in compliance with the terms of the settlement in its prior base rate proceeding. The rate filing reflects increases in operating and maintenance expenses, depreciation expense, and a return on existing and new gas plant facilities expected to be placed into service before June 30, 2011. The FERC issued a notice of the filing on January 3, 2011. Protests were received from several interested parties, and other parties intervened in the proceeding. On January 31, 2011, the FERC issued its Order accepting the filing and suspending its effectiveness for the full five-month period permitted under the Natural Gas Act. The discovery process commenced on February 22, 2011, and FERC Staff performed an on-site audit on March 16-17, 2011. Settlement conferences involving Eastern Shore, FERC Staff and other interested parties were held beginning in April and have extended through early August 2011. Eastern Shore expects the base rate proceeding to be resolved in 2011.

Mainline Extension Project: On April 1, 2011, Eastern Shore filed a notice of its intent under its blanket certificate to construct, own and operate new mainline facilities to deliver additional firm service of 3,405 Dekatherms per day (“Dts/d”) of natural gas to an existing industrial customer. The FERC published notice of this filing on April 7, 2011. The 60-day comment period subsequent to the FERC notice expired on June 6, 2011, and the requested authorization became effective on that date. Construction is expected to commence during the third quarter of 2011.
On April 28, 2011, Eastern Shore filed a notice of its intent under its blanket certificate to construct, own and operate new mainline facilities to deliver additional firm service of 6,250 Dts/d of natural gas to Chesapeake’s Delaware and Maryland divisions and Eastern Shore Gas, an unaffiliated provider of piped propane service in Maryland. The FERC published notice of this filing on May 12, 2011 and one of Eastern Shore’s customers filed a conditional protest with the FERC, which it withdrew on July 29, 2011. Upon withdrawal of the protest, the requested authorization became effective.
Also on April 28, 2011, Eastern Shore filed a notice of its intent under its blanket certificate to construct, own and operate new mainline facilities to deliver additional firm service of 4,070 Dts/d of natural gas to Chesapeake’s Maryland division to provide new natural gas service in Cecil County, Maryland. The FERC published notice of this filing on May 12, 2011 and one of Eastern Shore’s customers filed a conditional protest with the FERC, which it withdrew on July 29, 2011. Upon withdrawal of the protest, the requested authorization became effective.
Eastern Shore also had developments in the following FERC matters:
On March 7, 2011, Eastern Shore filed certain tariff sheets to amend the creditworthiness provisions contained in its FERC Gas Tariff. On April 6, 2011, the FERC issued an Order accepting and suspending Eastern Shore’s filed tariff revisions for an effective date of April 1, 2011, subject to Eastern Shore submitting certain clarifications with regard to several proposed revisions.
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
On June 24, 2011, Eastern Shore filed certain tariff sheets to amend the General Terms and Conditions and the Firm Transportation Service Agreement contained in its FERC Gas Tariff to allow for specification of minimum delivery pressures and maximum hourly quantity. The FERC published the notice of this filing on June 27, 2011, and no protests or adverse comments opposing this filing were submitted. On July 15, 2011, the FERC issued a Letter Order, accepting the tariff revisions as proposed, effective July 24, 2011.
4.	Environmental Commitments and Contingencies
We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy at current and former operating sites the effect on the environment of the disposal or release of specified substances.
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

As of June 30, 2011, we had approximately $11.2 million in environmental liabilities related to all of FPU’s MGP sites in Florida, which include the Key West, Pensacola, Sanford and West Palm Beach sites, representing our estimate of the future costs associated with those sites. FPU has approval to recover up to $14.0 million of its environmental costs related to all of its MGP sites from insurance and from customers through rates. Approximately $8.1 million of FPU’s expected environmental costs have been recovered from insurance and customers through rates as of June 30, 2011. We also had approximately $5.9 million in regulatory assets for future recovery of environmental costs from FPU’s customers.
West Palm Beach, Florida
Remedial options are being evaluated to respond to environmental impacts to soil and groundwater at and in the immediate vicinity of a parcel of property owned by FPU in West Palm Beach, Florida, where FPU previously operated an MGP. Pursuant to a Consent Order between FPU and the Florida Department of Environmental Protection (“FDEP”), effective April 8, 1991, FPU is required to complete the delineation of soil and groundwater impacts at the site, and implement an effective remedy.
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
FPU performed additional field work in August 2010, which included the installation of additional groundwater monitoring wells and performance of a comprehensive groundwater sampling event. FPU also performed vapor intrusion sampling in October 2010. The results of the field work were submitted to FDEP for their review and comment in October 2010. On November 4, 2010, FDEP issued its comments on the feasibility study and the proposed remedy.
On November 16, 2010, FPU presented to FDEP a new remedial action plan for the site, and FDEP agreed with FPU’s proposal to implement a phased approach to remediation. On December 22, 2010, FPU submitted to FDEP an interim Remedial Action Plan (“RAP”) to remediate the east parcel of the site, which FDEP conditionally approved on February 4, 2011. Subsequent modifications to the interim RAP, dated March 12, 2011 and April 18, 2011, were submitted to address potential concerns raised by FDEP. An Approval Order for the interim RAP was issued by FDEP on May 2, 2011, and subsequently modified by FDEP on May 18, 2011.
FPU is currently implementing the interim RAP for the east parcel of the West Palm Beach site, including the incorporation of FDEP’s conditions for approval. The operations on the east parcel have been relocated, and the structures removed. New monitoring wells and Air Sparging and Soil-Vapor Extraction (“AS/SVE”) test wells were installed on the east parcel in May of 2011. The initial round of SVE and sparging pilot testing was completed in July of 2011 and the results of the testing are currently being analyzed.
Estimated costs of remediation for the West Palm Beach site range from approximately $4.9 million to $13.1 million. This estimate does not include any costs associated with relocation of FPU’s operations at this site, which is necessary to implement the remedial plan, and any potential costs associated with future redevelopment of the properties.
We continue to expect that all costs related to these activities will be recoverable from customers through rates.

Sanford, Florida
FPU is the current owner of property in Sanford, Florida, which was a former MGP site that was operated by several other entities before FPU acquired the property. FPU was never an owner or an operator of the MGP. In late September 2006, the United States Environmental Protection Agency (“EPA”) sent a Special Notice Letter, notifying FPU, and the other responsible parties at the site (Florida Power Corporation, Florida Power & Light Company, Atlanta Gas Light Company, and the city of Sanford, Florida, collectively with FPU, “the Sanford Group”), of EPA’s selection of a final remedy for OU1 (soils), OU2 (groundwater), and OU3 (sediments) for the site. The EPA projected the total estimated remediation costs for this site to be approximately $12.9 million.
In January 2007, FPU and other members of the Sanford Group signed a Third Participation Agreement, which provides for funding the final remedy approved by EPA for the site. FPU’s share of remediation costs under the Third Participation Agreement is set at five percent of a maximum of $13 million, or $650,000. As of June 30, 2011, FPU has paid $650,000 to the Sanford Group escrow account for its share of the funding requirements.
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
As of June 30, 2011, FPU’s remaining share of remediation expenses, including attorneys’ fees and costs, is estimated to be $20,000. However, we are unable to determine, to a reasonable degree of certainty, whether the other members of the Sanford Group will accept FPU’s asserted defense to liability for costs exceeding $13.0 million to implement the final remedy for this site or will pursue a claim against FPU for a sum in excess of the $650,000 that FPU has paid under the Third Participation Agreement. No such claims have been made as of June 30, 2011.
Key West, Florida
FPU formerly owned and operated an MGP in Key West, Florida. Field investigations performed in the 1990s identified limited environmental impacts at the site, which is currently owned by an unrelated third party. In September 2010, FDEP issued a Preliminary Contamination Assessment Report, for additional soil and groundwater investigation work that was undertaken by FDEP in November 2009 and January 2010, after 17 years of regulatory inactivity. Because FDEP observed that some soil and groundwater standards were exceeded, FDEP is requesting implementation of additional fieldwork which FDEP believes is warranted for the site.
FPU and the current site owner have had several discussions regarding the approach to be taken with FDEP and the proposed scope of work. Representatives of FPU, FDEP and the current site owner participated in a teleconference on July 7, 2011. During that call, the scope of work was tentatively agreed upon, and FDEP agreed to proceed without using a consent order. FPU and the current site owner will submit a work plan and schedule to FDEP in August of 2011. Total potential costs for investigation and remediation are projected to be $153,000.

Pensacola, Florida
FPU formerly owned and operated an MGP in Pensacola, Florida, which was subsequently owned by Gulf Power. Portions of the site are now owned by the City of Pensacola and the Florida Department of Transportation (“FDOT”). In October 2009, FDEP informed Gulf Power that FDEP would approve a conditional No Further Action (“NFA”) determination for the site, which must include a requirement for institutional and engineering controls. On November 9, 2010, an NFA Proposal was submitted to FDEP, along with a draft restrictive covenant for that portion of the property currently owned by FDOT. FPU, FDOT and the City of Pensacola are working together to obtain a restrictive covenant that is acceptable to FDEP to complete closure of the site, and it is anticipated that no further monitoring will be required on the site. FPU’s total remaining consulting and remediation costs for this site are projected to be $5,000.
In addition, we had $284,000 in environmental liabilities at June 30, 2011, related to Chesapeake’s MGP sites in Maryland and Florida, representing our estimate of future costs associated with these sites. As of June 30, 2011, we had approximately $1.2 million in regulatory and other assets for future recovery through rates. The following discussion provides details on MGP sites for Chesapeake’s Maryland and Florida divisions:
Salisbury, Maryland
We have substantially completed remediation of a site in Salisbury, Maryland, where it was determined that a former MGP caused localized ground-water contamination. During 1996, we completed construction of an AS/SVE system and began remediation procedures. We have reported the remediation and monitoring results to the MDE on an ongoing basis since 1996. In February 2002, the MDE granted permission to permanently decommission the AS/SVE system and to discontinue all on-site and off-site well monitoring, except for one well, which is being maintained for periodic product monitoring and recovery.
Through June 30, 2011, we have incurred and paid approximately $2.9 million for remedial actions and environmental studies related to this site. We have recovered approximately $2.3 million through insurance proceeds or in rates, and $609,000 is expected to be recovered through future rates.
Winter Haven, Florida
The Winter Haven site is located on the eastern shoreline of Lake Shipp, in Winter Haven, Florida. Pursuant to a Consent Order entered into with the FDEP, we are obligated to assess and remediate environmental impacts at this former MGP site. In 2001, FDEP approved a RAP requiring construction and operation of a Bio-Sparging and Soil/Vapor Extraction (“BS/SVE”) treatment system to address soil and groundwater impacts at a portion of the site. The BS/SVE treatment system has been in operation since October 2002. Modifications and upgrades to the BS/SVE treatment system were completed in October 2009. The Seventeenth Semi-Annual RAP Implementation Status Report was submitted to FDEP in June 2011. The groundwater sampling results through June 2011 show a continuing reduction in contaminant concentrations and indicate that the recent treatment system modifications and upgrades have had a beneficial impact on the rate of reduction. At present, we predict that remedial action objectives could be met in approximately two to three years for the area being treated by the BS/SVE treatment system. The total expected cost of operating and monitoring the system is approximately $46,000.

The BS/SVE treatment system at the Winter Haven site does not address impacted soils in the southwest corner of the site. On April 16, 2010, a soil excavation interim RAP describing the proposed excavation of approximately 4,000 cubic yards of impacted soils from the southwest corner of the site was submitted to FDEP for review. On June 24, 2010, FDEP provided comments on the soil excavation interim RAP by letter, to which we responded, and a subsequent conditional approval letter was issued by FDEP on August 27, 2010. The cost to implement this excavation plan has been estimated at $250,000; however, this estimate does not include costs associated with dewatering or shoreline stabilization, which would be required to complete the excavation. Because the costs associated with shoreline stabilization and dewatering (including treatment and discharge of the pumped water) are likely to be substantial, alternatives to this excavation plan are being evaluated. One alternative currently being evaluated involves sparging into the southwest portion of the property to treat soils rather than excavating the soils.
Two new sparge points were installed in the southwest portion of the property in February of 2011. Sparging into these points has been initiated and operational and monitoring data over the next few quarters should provide the information needed to make this evaluation.
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
Through June 30, 2011, we have incurred and paid approximately $1.7 million for remedial activities at this site, and we have estimated and accrued for additional future costs of $284,000. We have recovered through rates $1.4 million of the costs to remediate the Winter Haven site and continue to expect that the remaining $542,000, which is included in regulatory assets, will be recoverable from customers through our approved rates.
Other
We are in discussions with the MDE regarding a former MGP site located in Cambridge, Maryland. The outcome of this matter cannot be determined at this time; therefore, we have not recorded an environmental liability for this location.
5.	Other Commitments and Contingencies
Litigation
In May 2010, an FPU propane customer filed a class action complaint against FPU in Palm Beach County, Florida, alleging, among other things, that FPU acted in a deceptive and unfair manner related to a particular charge by FPU on its bills to propane customers and the description of such charge. The suit sought to certify a class comprised of FPU propane customers to whom such charge was assessed since May 2006 and requested damages and statutory remedies based on the amounts paid by FPU customers for such charge. FPU vigorously denied any wrongdoing and maintained that the particular charge at issue is customary, proper and fair. Without admitting any wrongdoing, validity of the claims or a properly certifiable class for the complaint, FPU entered into a settlement agreement with the plaintiff in September 2010 to avoid the burden and expenses of continued litigation. The court approved the final settlement agreement, and the judgment became final on March 13, 2011. In 2010, we recorded $1.2 million of the total estimated costs related to this litigation. Pursuant to the final settlement agreement, the distribution to the class was made by May 13, 2011.

On March 2, 2011, the City of Marianna, Florida filed a complaint against FPU in the Circuit Court of the Fourteenth Judicial Circuit in and for Jackson County, Florida, alleging that FPU breached its obligations under its franchise with the City of Marianna to provide electric service to customers within and without the City of Marianna by failing: (i) to develop and implement TOU and interruptible rates that were mutually agreed to by the City of Marianna and FPU; (ii) to have such mutually agreed upon rates in effect by February 17, 2011; and (iii) to have such rates available to all of FPU’s customers located within and without the corporate limits of the City of Marianna. The City of Marianna is seeking a declaratory judgment allowing it to exercise its option under the Franchise Agreement to purchase FPU’s property (consisting of the electric distribution assets) within the City of Marianna. Any such purchase would be subject to approval by the Marianna Commission, which would also need to approve the presentation of a referendum to voters in the City of Marianna related to the purchase and the operation by the City of Marianna of an electric distribution facility. If the purchase is approved by the Marianna Commission and the referendum is approved by the voters, the closing of the purchase must occur within 12 months after the referendum is approved. On March 28, 2011, FPU filed its answer to the declaratory action by the City of Marianna, in which it denied the material allegations by the City of Marianna and asserted several affirmative defenses. FPU intends to vigorously contest this litigation and intends to oppose the adoption of any proposed referendum to approve the purchase of the FPU property in the City of Marianna.
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
In May 2011, PESCO renewed contracts to purchase natural gas from various suppliers. These contracts expire in May 2012.
As discussed in Note 3 “Rates and Other Regulatory Activities,” on January 25, 2011, FPU entered into an amendment to its Generation Services Agreement with Gulf Power, which reduces the capacity demand quantity and provides the savings necessary to support the TOU and interruptible rates for the customers in the City of Marianna, both of which were approved by the Florida PSC. The amendment also extends the current agreement by two years, with a new expiration date of December 31, 2019.
FPU’s electric fuel supply contracts require FPU to maintain an acceptable standard of creditworthiness based on specific financial ratios. FPU’s agreement with JEA requires FPU to comply with the following ratios based on the results of the prior 12 months: (a) total liabilities to tangible net worth less than 3.75 times, and (b) fixed charge coverage ratio greater than 1.5 times. If either ratio is not met by FPU, it has 30 days to cure the default or provide an irrevocable letter of credit if the default is not cured. FPU’s electric fuel supply agreement with Gulf Power requires FPU to meet the following ratios based on the average of the prior six quarters: (a) funds from operations interest coverage ratio (minimum of 2 times), and (b) total debt to total capital (maximum of 65 percent). If FPU fails to meet the requirements, it has to provide the supplier a written explanation of actions taken or proposed to be taken to become compliant. Failure to comply with the ratios specified in the Gulf Power agreement could result in FPU providing an irrevocable letter of credit. As of June 30, 2011, FPU was in compliance with all of the requirements of its fuel supply contracts.

Corporate Guarantees
The Board of Directors has previously authorized the Company to issue up to $35 million of corporate guarantees or letters of credit on behalf of our subsidiaries. On March 2, 2011, the Board increased this limit from $35 million to $45 million.
We have issued corporate guarantees to certain vendors of our subsidiaries, the largest portion of which are for our propane wholesale marketing subsidiary and our natural gas marketing subsidiary. These corporate guarantees provide for the payment of propane and natural gas purchases in the event of the respective subsidiary’s default. Neither subsidiary has ever defaulted on its obligations to pay its suppliers. The liabilities for these purchases are recorded in our financial statements when incurred. The aggregate amount guaranteed at June 30, 2011 was $25.6 million, with the guarantees expiring on various dates through December 2011.
Chesapeake guarantees the payment of FPU’s first mortgage bonds. The maximum exposure under the guarantee is the outstanding principal and accrued interest balances. The outstanding principal balances of FPU’s first mortgage bonds approximate their carrying values (see Note 12, “Long-Term Debt,” to the unaudited condensed consolidated financial statements for further details).
In addition to the corporate guarantees, we have issued a letter of credit to our primary insurance company for $441,000, which expires on December 2, 2011. The letter of credit is provided as security to satisfy the deductibles under our various outstanding insurance policies. As a result of a change in our primary insurance company in 2010, we renewed the letter of credit for $725,000 to our former primary insurance company, which will expire on June 1, 2012. There have been no draws on these letters of credit as of June 30, 2011. We do not anticipate that the letters of credit will be drawn upon by the counterparties, and we expect that the letters of credit will be renewed to the extent necessary in the future.
We provided a letter of credit for $2.5 million to Texas Eastern Transmission, LP (“TETLP”) related to the Precedent Agreement, which is further described below.
Agreements for Access to New Natural Gas Supplies
On April 8, 2010, our Delaware and Maryland divisions entered into a Precedent Agreement with TETLP to secure firm transportation service from TETLP in conjunction with its new expansion project, which is expected to expand TETLP’s mainline system by up to 190,000 Dts/d. The Precedent Agreement provides that, upon satisfaction of certain conditions, the parties will execute two firm transportation service contracts, one for our Delaware division and one for our Maryland division, for 34,100 and 15,900 Dts/d, respectively, including the additional volume subscribed in a subsequent agreement, to be effective on the service commencement date of the project, which is currently projected to occur in November 2012. Each firm transportation service contract shall, among other things, provide for: (a) the maximum daily quantity of Dts/d described above; (b) a term of 15 years; (c) a receipt point at Clarington, Ohio; (d) a delivery point at Honey Brook, Pennsylvania; and (e) certain credit standards and requirements for security. Commencement of service and TETLP’s and our rights and obligations under the two firm transportation service contracts are subject to satisfaction of various conditions specified in the Precedent Agreement.
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
The Precedent Agreement requires us to reimburse TETLP for our proportionate share of TETLP’s pre-service costs incurred to date, if we terminate the Precedent Agreement, are unwilling or unable to perform our material duties and obligations thereunder, or take certain other actions whereby TETLP is unable to obtain the authorizations and exemptions required for this project. If such termination were to occur, we estimate that our proportionate share of TETLP’s pre-service costs could be approximately $8.6 million as of June 30, 2011. If we were to terminate the Precedent Agreement after TETLP completed its construction of all facilities, which is expected to be in the fourth quarter of 2011, our proportionate share could be as much as approximately $50 million. The actual amount of our proportionate share of such costs could differ significantly and would ultimately be based on the level of pre-service costs at the time of any potential termination. As our Delaware and Maryland divisions have now executed the required reservation rate agreements with TETLP, we believe that the likelihood of terminating the Precedent Agreement and having to reimburse TETLP for our proportionate share of TETLP’s pre-service costs is remote.
As previously mentioned, we have provided a letter of credit for $2.5 million, which is the maximum amount required under the Precedent Agreement with TETLP.
On March 17, 2010, our Delaware and Maryland divisions entered into a separate Precedent Agreement with Eastern Shore to extend its mainline by eight miles to interconnect with TETLP at Honey Brook, Pennsylvania. As discussed in Note 3, “Rates and Other Regulatory Activities,” to the unaudited condensed consolidated financial statements, Eastern Shore completed the extension project in December 2010 and commenced the service in January 2011. The rate for the transportation service on this extension is Eastern Shore’s current tariff rate for service in that area.
TETLP is proceeding with obtaining the necessary approvals, authorizations or exemptions for construction and operation of its portion of the project, including, but not limited to, approval by the FERC. TETLP is expecting the FERC approval by the end of 2011. Our Delaware and Maryland divisions require no regulatory approvals or exemptions to receive transmission service from TETLP or Eastern Shore.
As the Eastern Shore and TETLP firm transportation services commence, our Delaware and Maryland divisions incur costs for those services based on the agreed and FERC-approved reservation rates, which will become an integral component of the costs associated with providing natural gas supplies to our Delaware and Maryland divisions and will be included in the annual GSR filings for each of our respective divisions.
Non-income-based Taxes
From time to time, we are subject to various audits and reviews by the states and other regulatory authorities regarding non-income-based taxes. We are currently undergoing a sales tax audit in Florida. As of June 30, 2011, we maintained an accrual of $698,000 related to additional sales taxes and gross receipts taxes owed to various states, all of which were recorded in 2010.
Other Contingency
As of June 30, 2011, we maintained a $750,000 accrual, which was recorded in 2010 based on management’s assessment of FPU’s earnings and regulatory risk to its earnings associated with possible Florida PSC action related to our requested recovery and the matters set forth in the “Come-Back” filing (See Note 3, “Rates and Other Regulatory Activities,” to the unaudited condensed consolidated financial statements for further discussion).

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

•
Unregulated Energy. The unregulated energy segment includes natural gas marketing, propane distribution and propane wholesale marketing operations, which are unregulated as to their rates and charges for their services.

•
Other. The “other” segment consists primarily of the advanced information services operation, unregulated subsidiaries that own real estate leased to Chesapeake and certain corporate costs not allocated to other operations.

The following table presents information about our reportable segments.

	Three Months Ended		Six Months Ended
For the Perionds Ended June 30,	2011	2010	2011	2010
(in thousands)

Operating Revenues, Unaffiliated Customers
Regulated Energy	$54,011	$52,543	$138,695	$143,845
Unregulated Energy	29,692	24,494	88,442	83,521
Other	3,128	3,024	6,292	5,955

Total operating revenues, unaffiliated customers	$86,831	$80,061	$233,429	$233,321

Intersegment Revenues (1)
Regulated Energy	$316	$197	$634	$522
Unregulated Energy	—	121	—	364
Other	195	259	389	447

Total intersegment revenues	$511	$577	$1,023	$1,333

Operating Income
Regulated Energy	$7,863	$8,308	$24,171	$25,824
Unregulated Energy	4	(791)	8,518	6,969
Other and eliminations	(91)	244	(74)	366

Total operating income	7,776	7,761	32,615	33,159

Other income, net of other expenses	27	(11)	50	103
Interest	2,114	2,305	4,265	4,667
Income taxes	2,169	2,105	11,133	11,281

Net income	$3,520	$3,340	$17,267	$17,314

(1)	All significant intersegment revenues are billed at market rates and have been eliminated from consolidated operating revenues.

	June 30,	December 31,
(in thousands)	2011	2010

Identifiable Assets
Regulated energy	$517,737	$520,192
Unregulated energy	111,357	113,039
Other	31,395	37,762

Total identifiable assets	$660,489	$670,993

Our operations are almost entirely domestic. Our advanced information services subsidiary, BravePoint, has infrequent transactions in foreign countries, primarily Canada, which are denominated and paid in U.S. dollars. These transactions are immaterial to the consolidated revenues.

7.	Employee Benefit Plans
Net periodic benefit costs for our pension and post-retirement benefits plans for the three and six months ended June 30, 2011 and 2010 are set forth in the following table:

							Chesapeake
	Chesapeake		FPU		Chesapeake		Postretirement		FPU
	Pension Plan		Pension Plan		SERP		Plan		Medical Plan
For the Three Months Ended June 30,	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
(in thousands)
Service Cost	$—	$—	$—	$—	$—	$—	$—	$—	$27	$27
Interest Cost	130	144	672	637	27	34	15	31	39	34
Expected return on plan assets	(101)	(106)	(684)	(619)	—	—	—	—	—	—
Amortization of prior service cost	(2)	(2)	—	—	5	5	—	—	—	—
Amortization of net loss	39	39	—	—	9	14	—	14	5	—

Net periodic cost (benefit)	66	75	(12)	18	41	53	15	45	71	61

Amortization of pre-merger regulatory asset	—	—	191	190	—	—	—	—	2	2

Total periodic cost	$66	$75	$179	$208	$41	$53	$15	$45	$73	$63

							Chesapeake
	Chesapeake		FPU		Chesapeake		Postretirement		FPU
	Pension Plan		Pension Plan		SERP		Plan		Medical Plan
For the Six Months Ended June 30,	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
(in thousands)
Service Cost	$—	$—	$—	$—	$—	$—	$—	$—	$53	$55
Interest Cost	260	289	1,343	1,275	54	68	30	61	78	68
Expected return on plan assets	(202)	(212)	(1,368)	(1,238)	—	—	—	—	—	—
Amortization of prior service cost	(3)	(3)	—	—	10	10	—	—	—	—
Amortization of net loss	78	78	—	—	19	30	—	29	10	—

Net periodic cost (benefit)	133	152	(25)	37	83	108	30	90	141	123

Settlement expense	217	—	—	—	—	—	—	—	—	—
Amortization of pre-merger regulatory asset	—	—	381	507	—	—	—	—	4	5

Total periodic cost	$350	$152	$356	$544	$83	$108	$30	$90	$145	$128

We expect to record pension and postretirement benefit costs of approximately $1.9 million for 2011. Included in that amount is a pension settlement expense of $217,000 recorded during the first six months of 2011 related to a lump-sum pension distribution of $844,000 from the Chesapeake Pension Plan in January 2011 and $219,000 of settlement expense in July 2011 related to a lump-sum distribution from the Chesapeake SERP. Also included in that amount is $769,000 related to continued amortization of the FPU pension regulatory asset, which represents the portion attributable to FPU’s regulated energy operations of the changes in funded status that occurred but were not recognized as part of net periodic benefit costs prior to the merger. This was deferred as a regulatory asset by FPU prior to the merger to be recovered through rates pursuant to a previous order by the Florida PSC. The unamortized balance of this regulatory asset was $6.3 million and $6.7 million at June 30, 2011 and December 31, 2010, respectively.
During the six months ended June 30, 2011, we contributed $68,000 to the Chesapeake pension plan. We also contributed $292,000 and $555,000 to the FPU pension plan during the three and six months ended June 30, 2011, respectively. We expect to contribute $955,000 and $1.3 million to the Chesapeake and FPU pension plans, respectively, during the year 2011.

The Chesapeake SERP, the Chesapeake Postretirement Plan and the FPU Medical Plan are unfunded and are expected to be paid out of our general funds. Cash benefits paid under the Chesapeake SERP for the three and six months ended June 30, 2011, were $22,000 and $45,000, respectively; for the year 2011, such benefits paid are expected to be approximately $853,000, which includes the expected lump-sum distribution of $765,000 as mentioned above. Cash benefits paid for the Chesapeake Postretirement Plan, primarily for medical claims for the three and six months ended June 30, 2011, totaled $22,000 and $47,000, respectively; for the year 2011, we have estimated that approximately $96,000 will be paid for such benefits. Cash benefits paid for the FPU Medical Plan, primarily for medical claims for the three and six months ended June 30, 2011, totaled $24,000 and $35,000, respectively; for the year 2011, we have estimated that approximately $158,000 will be paid for such benefits.
In connection with the lump-sum pension distribution from the Chesapeake Pension Plan in January 2011 and the Chesapeake SERP in July 2011, and related settlement accounting, we re-measured the assets and obligations of the Chesapeake Pension Plan. The assumptions used for the discount rate to calculate the benefit obligation remained unchanged at five percent. The average expected return on plan assets also did not change and remained at six percent.
8.	Investments
The investment balance at June 30, 2011, represents: (a) a Rabbi Trust associated with our Supplemental Executive Retirement Savings Plan, (b) a Rabbi Trust related to a stay bonus agreement with a former executive, and (c) investments in equity securities. We classify these investments as trading securities and report them at their fair value. Any unrealized gains and losses, net of other expenses, are included in other income in the condensed consolidated statements of income. We also have recorded an associated liability that is adjusted each month for the gains and losses incurred by the Rabbi Trusts. At June 30, 2011 and December 31, 2010, total investments had a fair value of $4.1 million and $4.0 million, respectively.
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
The table below presents the amounts included in net income related to share-based compensation expense for the awards granted under the DSCP and the PIP for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
For the Periods Ended June 30,	2011	2010	2011	2010
(in thousands)
Directors Stock Compensation Plan	$102	$71	$185	$135
Performance Incentive Plan	274	208	520	477

Total compensation expense	376	279	705	612
Less: tax benefit	151	112	283	245

Share-Based Compensation amounts included in net income	$225	$167	$422	$367

Directors Stock Compensation Plan
Shares granted under the DSCP are issued in advance of the directors’ service periods and are fully vested as of the date of the grant. We record a prepaid expense of the shares issued and amortize the expense equally over a service period of one year. In May 2011, each of our non-employee directors received an annual retainer of 900 shares of common stock under the DSCP. A summary of stock activity under the DSCP during the six months ended June 30, 2011 is presented below:

	Number of	Weighted Average
	Shares	Grant Date Fair Value
Outstanding — December 31, 2010	—	—

Granted(1)	11,104	$41.03
Vested	11,104	$41.03
Forfeited	—	—

Outstanding — June 30, 2011	—	—

(1)
In January 2011, our former Chief Executive Officer John Schimkaitis, retired from the Company and was awarded 304 shares of common stock for the prorated portion of his service period as he began his service as a non-executive board member.

At June 30, 2011, there was $369,000 of unrecognized compensation expense related to the DSCP awards. This expense is expected to be recognized over the remaining directors’ service periods ending as of the 2012 Annual Meeting.
Performance Incentive Plan
The table below presents the summary of the stock activity for the PIP for the six months ended June 30, 2011:

		Weighted Average
	Number of Shares	Fair Value
Outstanding — December 31, 2010	101,150	$28.78
Granted	41,664	40.16
Vested	31,400	27.63
Forfeited	24,000	29.31
Expired	—	—

Outstanding — June 30, 2011	87,414	$34.47

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
At June 30, 2011, the aggregate intrinsic value of the PIP awards was $1.9 million.

10.	Derivative Instruments
We use derivative and non-derivative contracts to engage in trading activities and manage risks related to obtaining adequate supplies and the price fluctuations of natural gas, electricity and propane. Our natural gas, electric and propane distribution operations have entered into agreements with suppliers to purchase natural gas, electricity and propane for resale to their customers. Purchases under these contracts either do not meet the definition of derivatives or are considered “normal purchases and sales” and are accounted for on an accrual basis. Our propane distribution operation may also enter into fair value hedges of its inventory in order to mitigate the impact of wholesale price fluctuations. As of June 30, 2011, our natural gas, electric and propane distribution operations did not have any outstanding derivative contracts.
Xeron, our propane wholesale and marketing subsidiary, engages in trading activities using forward and futures contracts. These contracts are considered derivatives and have been accounted for using the mark-to-market method of accounting. Under the mark-to-market method of accounting, the trading contracts are recorded at fair value, and the changes in fair value of those contracts are recognized as unrealized gains or losses in the statement of income in the period of change. As of June 30, 2011, we had the following outstanding trading contracts which we accounted for as derivatives:

	Quantity in	Estimated Market	Weighted Average
At June 30, 2011	Gallons	Prices	Contract Prices
Forward Contracts
Sale	9,240,000	$1.3900 – $1.5700	$1.5005
Purchase	8,106,000	$1.3344 – $1.5850	$1.4878
Estimated market prices and weighted average contract prices are in dollars per gallon.
All contracts expire during or prior to the first quarter of 2012.
The following tables present information about the fair value and related gains and losses of our derivative contracts. We did not have any derivative contracts with a credit-risk-related contingency.
Fair values of the derivative contracts recorded in the condensed consolidated balance sheet as of June 30, 2011 and December 31, 2010, are the following:

	Asset Derivatives
		Fair Value
(in thousands)	Balance Sheet Location	June 30, 2011	December 31, 2010
Derivatives not designated as hedging instruments

Forward contracts	Mark-to-market energy assets	$335	$1,642
Put option (1)	Mark-to-market energy assets	—	—

Total asset derivatives		$335	$1,642

	Liability Derivatives
		Fair Value
(in thousands)	Balance Sheet Location	June 30, 2011	December 31, 2010
Derivatives not designated as hedging instruments
Forward contracts	Mark-to-market energy liabilities	$216	$1,492

Total liability derivatives		$216	$1,492

(1)	We purchased a put option for the Pro-Cap (propane price cap) Plan in October 2010. The put option, which expired in January and February 2011, had a fair value of $0 at December 31, 2010.

The effects of gains and losses from derivative instruments on the condensed consolidated statements of income are the following:

		Amount of Gain (Loss) on Derivatives:
	Location of Gain	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	(Loss) on Derivatives	2011	2010	2011	2010
Derivatives not designated as hedging instruments:
Put Option(1) (2)	Cost of Sales	$—	$—	$—	$—
Unrealized gain on forward contracts	Revenue	(112)	160	(30)	374

Total		$(112)	$160	$(30)	$374

(1)	We purchased a put option for the Pro-Cap Plan in October 2010. The put option, which expired in January and February 2011, had a fair value of $0 at December 31, 2010.

(2)	We purchased a put option for the Pro-Cap Plan in September 2009. The put option, which expired on March 31, 2010, had a fair value of $0 at March 31, 2010.
The effects of trading activities on the condensed consolidated statements of income are the following:

	Location in the	Three months ended June 30,		Six months ended June 30,
(in thousands)	Statement of Income	2011	2010	2011	2010
Realized gains on forward contracts	Revenue	$647	$60	$1,554	$738
Changes in mark-to-market energy assets	Revenue	(112)	160	(30)	374

Total		$535	$220	$1,524	$1,112

11.	Fair Value of Financial Instruments
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

The following table summarizes our financial assets and liabilities that are measured at fair value on a recurring basis and the fair value measurements, by level, within the fair value hierarchy used at June 30, 2011:

		Fair Value Measurements Using:
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments — equity securities	$1,705	$1,705	$—	$—
Investments — other	$2,404	$2,404	$—	$—
Mark-to-market energy assets	$335	$—	$335	$—

Liabilities:
Mark-to-market energy liabilities	$216	$—	$216	$—
The following table summarizes our financial assets and liabilities that are measured at fair value on a recurring basis and the fair value measurements, by level, within the fair value hierarchy used at December 31, 2010:

	Fair Value Measurements Using:
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments — equity securities	$1,515	$1,515	$—	$—
Investments — other	$2,521	$2,521	$—	$—
Mark-to-market energy assets, including put option	$1,642	$—	$1,642	$—

Liabilities:
Mark-to-market energy liabilities	$1,492	$—	$1,492	$—
The following valuation techniques were used to measure fair value assets in the table above on a recurring basis as of June 30, 2011 and December 31, 2010:
Level 1 Fair Value Measurements:
Investments- equity securities — The fair values of these trading securities are recorded at fair value based on unadjusted quoted prices in active markets for identical securities.
Investments- other – The fair values of these investments, comprised of money market and mutual funds, are recorded at fair value based on quoted net asset values of the shares.
Level 2 Fair Value Measurements:
Mark-to-market energy assets and liabilities — These forward contracts are valued using market transactions in either the listed or over the counter (“OTC”) markets.
Propane put option — The fair value of the propane put option is determined using market transactions for similar assets and liabilities in either the listed or OTC markets.
At June 30, 2011, there were no non-financial assets or liabilities required to be reported at fair value. We review our non-financial assets for impairment at least on an annual basis, as required.

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
At June 30, 2011, long-term debt, which includes the current maturities of long-term debt, had a carrying value of $126.3 million, compared to a fair value of $145.0 million, using a discounted cash flow methodology that incorporates a market interest rate based on published corporate borrowing rates for debt instruments with similar terms and average maturities, with adjustments for duration, optionality, and risk profile. At December 31, 2010, long-term debt, including the current maturities, had a carrying value of $98.9 million, compared to the estimated fair value of $113.4 million.
12.	Long-Term Debt
Our outstanding long-term debt is shown below:

	June 30,	December 31,
(in thousands)	2011	2010
FPU secured first mortgage bonds (A):
9.57% bond, due May 1, 2018	$6,346	$7,248
10.03% bond, due May 1, 2018	3,490	3,986
9.08% bond, due June 1, 2022	7,956	7,950
Uncollateralized senior notes:
6.85% note, due January 1, 2012	1,000	1,000
7.83% note, due January 1, 2015	8,000	8,000
6.64% note, due October 31, 2017	19,091	19,091
5.50% note, due October 12, 2020	20,000	20,000
5.93% note, due October 31, 2023	30,000	30,000
5.68% note, due June 30, 2026	29,000	—
Convertible debentures:
8.25% due March 1, 2014	1,221	1,318
Promissory note	215	265

Total long-term debt	126,319	98,858
Less: current maturities	(9,196)	(9,216)

Total long-term debt, net of current maturities	$117,123	$89,642

(A)	FPU secured first mortgage bonds are guaranteed by Chesapeake.
On June 23, 2011, we issued $29.0 million of 5.68 percent unsecured senior notes to Metropolitan Life Insurance Company and New England Life Insurance Company, pursuant to an agreement we entered into with them on June 29, 2010. These notes have similar covenants and default provisions as Chesapeake’s existing senior notes, and they require annual principal payments of $2.9 million beginning in the sixth year after the issuance. We used the proceeds to permanently finance the redemption of the 6.85 percent and 4.90 percent series of FPU first mortgage bonds. These redemptions occurred in January 2010 and were previously financed by Chesapeake’s short-term loan facilities. Under the same agreement, we may issue an additional $7.0 million of unsecured senior notes prior to May 3, 2013, at a rate ranging from 5.28 percent to 6.43 percent based on the timing of the issuance. These notes, if issued, will have similar covenants and default provisions as the senior notes issued in June 2011.

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
Safe Harbor for Forward-Looking Statements
We make statements in this Quarterly Report on Form 10-Q that do not directly or exclusively relate to historical facts. Such statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. One can typically identify forward-looking statements by the use of forward-looking words, such as “project,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “continue,” “potential,” “forecast” or other similar words, or future or conditional verbs such as “may,” “will,” “should,” “would” or “could.” These statements represent our intentions, plans, expectations, assumptions and beliefs about future financial performance, business strategy, projected plans and objectives of the Company. These statements are subject to many risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed in the forward-looking statements. Such factors include, but are not limited to:
•
state and federal legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures, and affect the speed at and degree to which competition enters the electric and natural gas industries (including deregulation);

•	the outcomes of regulatory, tax, environmental and legal matters, including whether pending matters are resolved within current estimates;
•	the loss of customers due to government mandated sale of our utility distribution facilities;
•	industrial, commercial and residential growth or contraction in our service territories;
•	the weather and other natural phenomena, including the economic, operational and other effects of hurricanes and ice storms;
•	the timing and extent of changes in commodity prices and interest rates;
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

Results of Operations for the Quarter Ended June 30, 2011
Overview and Highlights
Our net income for the quarter ended June 30, 2011 was $3.5 million, or $0.37 per share (diluted). This represents an increase of $180,000, or $0.02 per share (diluted), compared to a net income of $3.3 million, or $0.35 per share (diluted), as reported in the same period in 2010.

			Increase
For the Three Months Ended June 30,	2011	2010	(decrease)
(in thousands except per share)
Business Segment:
Regulated Energy	$7,863	$8,308	($445)
Unregulated Energy	4	(791)	795
Other	(91)	244	(335)

Operating Income	7,776	7,761	15

Other Income	27	(11)	38
Interest Charges	2,114	2,305	(191)
Income Taxes	2,169	2,105	64

Net Income	$3,520	$3,340	$180

Earnings Per Share of Common Stock
Basic	$0.37	$0.35	$0.02
Diluted	$0.37	$0.35	$0.02
Key Factors Affecting Our Businesses
The following is a summary of key factors affecting our businesses and their impacts on our results during the second quarter of 2011. More detailed analysis of our results by segment is provided in the following section.
Growth. We are continuing to see growth in our natural gas businesses from our efforts over the past several years to expand our services by delivering clean-burning, environmentally friendly natural gas to customers. We are identifying and developing additional opportunities that will generate growth over the next several years.
Eastern Shore, our natural gas transmission subsidiary, generated gross margin of $542,000 in the second quarter of 2011 from new transportation services associated with its eight-mile mainline extension to interconnect with TETLP’s pipeline system. These services commenced in January 2011 and have a three-year phase-in from 19,324 Mcfs per day to 38,647 Mcfs per day, and an estimated gross margin of $2.4 million in 2011, $3.9 million in 2012 and $4.3 million annually thereafter.
14 large commercial and industrial customers added by the Delmarva natural gas operation since July 2010 generated $261,000 in additional gross margin during the second quarter of 2011. These new customers are expected to generate annual margin of $1.1 million in 2011, compared to $196,000 of gross margin generated from these customers in 2010. Also generating additional gross margin of $105,000 for the second quarter of 2011 was a three-percent growth in residential customers for the Delmarva natural gas distribution operation.
The Florida natural gas distribution operations generated $376,000 from one-percent growth in residential customers and three-percent growth in commercial customers in the second quarter of 2011, compared to the same quarter in 2010. In addition, 700 new customers, added as a result of our purchase of the operating assets of Indiantown Gas Company in August 2010, generated $142,000 of additional gross margin during the quarter.

We are continuing our efforts to extend natural gas service to Lewes, Delaware and Cecil and Worcester Counties, Maryland. We signed service agreements in March 2011 with Beebe Medical Center and SPI Pharma, both located in Lewes, Delaware, with natural gas service expected to commence to these customers in the third and fourth quarters of 2011, respectively. Gross margin from these customers is expected to equate to gross margin generated by approximately 1,000 residential customers. We have obtained the necessary natural gas franchises from Cecil and Worcester Counties, Maryland and the approval from the Maryland PSC to exercise those franchises, except for the final determination of the service boundary in a small portion of the franchise area in Cecil County.
Propane Prices. Higher price volatility and trading volumes in Xeron, our wholesale marketing subsidiary, resulted in a 56-percent increase in its trading volumes during the second quarter of 2011, compared to the same quarter in 2010, and generated $314,000 of additional gross margin.
Our propane distribution operations generated additional gross margin of $658,000 from higher margins per gallon in the second quarter of 2011, compared to the same quarter in 2010. Propane retail margins per gallon on the Delmarva Peninsula during the second quarter of 2011 returned to more normal levels, compared to the lower margins per gallon reported during the second quarter of 2010 caused by the higher cost of spot purchases during the peak heating season. Propane retail margins per gallon in Florida also increased in the second quarter of 2011, compared to the same quarter in 2010, as we continued to adjust our retail pricing in response to market conditions.
Rates and Regulatory Matters. Eastern Shore’s base rate proceeding, which was filed with the FERC on December 30, 2010, is still underway. Eastern Shore expects this proceeding to be completed in 2011. The “Come-Back” filing in Florida, which includes our request for recovery, through rates, of approximately $34.2 million in acquisition adjustment and $2.2 million in merger-related costs, is also still underway. See Note 3, “Rates and Other Regulatory Activities,” to the unaudited condensed consolidated financial statements for further discussion.
Advanced Information Services. BravePoint, our advanced information services subsidiary, reported $188,000 in operating loss in the second quarter of 2011, compared to operating income of $230,000 reported in the same quarter in 2010. BravePoint’s operating results in the second quarter of 2011 reflect approximately $341,000 in additional costs associated with the initial roll-out and implementation of a new product, ProfitZoom™. BravePoint completed the first successful implementation of ProfitZoom™ in July 2011. At present, BravePoint has three customers, which have implemented, or are in the process of implementing, this new product and has several outstanding sales proposals under consideration by other customers. ProfitZoom™ is an integrated system designed specifically for the fire protection and specialty contracting industries, which includes a comprehensive suite of financial, job costing and service management modules, and is a successor product to another software solution that BravePoint previously marketed and supported for companies in the fire suppression industry. Understanding the needs of the industry and utilizing its technology expertise, BravePoint began developing the ProfitZoom™ product in 2009.
Other Operating Expenses. Our other operating expenses increased by $2.5 million in the second quarter of 2011, compared to the same quarter in 2010. Included in this increase are $808,000 in non-recurring charges incurred during the second quarter of 2011, which were comprised of $259,000 in additional marketing and development costs of ProfitZoom™, and $549,000 in one-time charges in May 2011 associated with the voluntary workforce reduction of 31 employees in Florida as we continue to integrate our Florida operations. The voluntary workforce reduction in Florida is expected to generate $500,000 in cost savings in 2011 and $800,000 in annual savings thereafter.

The remaining $1.7 million of the increase in other operating expenses, or a six-percent increase compared to other operating expenses during the second quarter of 2010, was attributable to the following factors:
•
$558,000 in increased payroll and benefits expense, excluding one-time charges associated with the voluntary workforce reduction, due primarily to enhanced benefits offered to FPU and BravePoint employees and higher accruals for performance incentive compensation;

•
Increased regulatory, legal and other costs related to our regulated energy businesses, including $316,000 of additional costs associated with our electric franchise dispute in Marianna, Florida and $83,000 in costs with respect to our “Come-Back” filing in Florida and the rate case proceeding for Eastern Shore;

•	$258,000 in higher depreciation expense and asset removal costs in our regulated energy businesses from capital investments made since the second half of 2010;
•	$153,000 in additional expenses related to pipeline integrity projects for Eastern Shore to comply with pipeline regulatory requirements; and
•	$79,000 of other operating expenses during the second quarter of 2011 from the purchase of the operating assets of Indiantown Gas Company in August 2010.
Both the “Come-Back” filing and the Eastern Shore rate case proceeding are expected to be resolved in 2011. Eastern Shore projects pipeline integrity expenditures to be at about the same level in 2011 and 2012 and projects a decrease in such expenditures in 2013.

Regulated Energy

			Increase
For the Three Months Ended June 30,	2011	2010	(decrease)
(in thousands, except degree-day and customer information)

Revenue	$54,327	$52,740	$1,587
Cost of sales	24,882	24,625	257

Gross margin	29,445	28,115	1,330

Operations & maintenance	15,552	14,074	1,478
Depreciation & amortization	4,020	3,754	266
Other taxes	2,010	1,979	31

Other operating expenses	21,582	19,807	1,775

Operating Income	$7,863	$8,308	$(445)

Weather and Customer analysis
Delmarva Peninsula
Heating degree-days (“HDD”):
Actual	382	428	(46)
10-year average	487	495	(8)

Per residential customer added:
Estimated gross margin	$375	$375	$0
Estimated other operating expenses	$111	$105	$6

Florida
HDD:
Actual	14	9	5
10-year average	30	33	(3)

Cooling degree-days:
Actual	1,027	1,037	(10)
10-year average	894	880	14
Residential Customer Information
Average number of customers:
Delmarva natural gas distribution	48,660	47,431	1,229
Florida natural gas distribution	61,659	60,580	1,079
Florida electric distribution	23,593	23,585	8

Total	133,912	131,596	2,316

Operating income for the regulated energy segment decreased by approximately $445,000, or five percent, in the second quarter of 2011, compared to the same quarter in 2010. An increase in gross margin of $1.3 million, offset by an increase in other operating expense of $1.8 million, resulted in the decrease in operating income.

Gross Margin
Gross margin for our regulated energy segment increased by $1.3 million, or five percent, in the second quarter of 2011 compared to the same quarter in 2010.
Our Delmarva natural gas distribution operation generated an increase in gross margin of $426,000 in the second quarter of 2011, compared to the same quarter in 2010. The factors contributing to this increase were as follows:
•
Customer growth generated a $400,000 increase in gross margin in the second quarter of 2011, compared to the same quarter in 2010. Commercial and industrial customer growth, due primarily to $261,000 in additional gross margin generated from 14 large commercial and industrial customers added since July 2010, generated $295,000 of this increase. These 14 new large commercial and industrial customers are expected to generate annual gross margin of $1.1 million in 2011. The same customers generated $196,000 of gross margin following their addition in the second half of 2010. Three-percent growth in residential customers generated an additional $105,000 in gross margin.

•
The remaining increase in gross margin of $26,000 was attributable to increased non-weather-related customer consumption, offset partially by a decrease from a change in customer rates and rate classes.

Gross margin for our Florida natural gas distribution operation increased by $141,000 in the second quarter of 2011, compared to the same quarter in 2010. The factors contributing to this increase were as follows:
•
One-percent growth in residential customers and three-percent growth in commercial customers generated additional gross margin of $376,000 in the second quarter of 2011, compared to the same quarter in 2010.

•	700 new customers, added as a result of our purchase of the operating assets of Indiantown Gas Company in August 2010, generated $142,000 in gross margin in the second quarter of 2011.
•
These increases in gross margin in the second quarter were partially offset by decreased gross margin of $377,000, primarily attributable to lower customer consumption during the second quarter, compared to the same quarter in 2010.

Our natural gas transmission operations achieved gross margin growth of $761,000 in the second quarter of 2011, compared to the same quarter in 2010. The factors contributing to this increase were as follows:
•
New transportation services associated with Eastern Shore’s eight-mile mainline extension to interconnect with TETLP’s pipeline system generated an additional $542,000 of gross margin in the second quarter. These new services commenced in January 2011 and have a three-year phase-in from 19,324 Mcfs per day to 38,647 Mcfs per day, and an estimated annual gross margin of $2.4 million in 2011, $3.9 million in 2012 and $4.3 million annually thereafter.

•
New transportation services implemented by Eastern Shore in May 2010 and November 2010 as a result of its system expansion projects generated an additional $103,000 of gross margin in the second quarter of 2011, compared to the same quarter in 2010. These expansions added 2,666 Mcfs per day and an estimated annual gross margin of $574,000 in 2011. In 2010, these projects generated $216,000 of gross margin, of which $40,000 was recorded in the second quarter of 2010.

•
Eastern Shore entered into two additional transportation services agreements with an existing industrial customer, one for the period of May 2011 through April 2021 for an additional 3,290 Mcfs per day and the other one for the period of November 2011 through October 2012 for an additional 9,212 Mcfs. These services generated additional gross margin of $61,000 in the second quarter of 2011 and are expected to generate additional gross margin of $356,000 in 2011, $1.2 million in 2012 and $369,000 annually thereafter.

•	The remaining gross margin increase of $55,000 was attributable primarily to higher volumes delivered to customers on a non-recurring basis during the second quarter.

Gross margin for our Florida electric distribution operation remained relatively unchanged with a slight increase of $2,000 in the second quarter of 2011, compared to the same quarter in 2010.
Other Operating Expenses
Other operating expenses for the regulated energy segment increased by $1.8 million, or nine percent, in the second quarter of 2011, compared to the same quarter in 2010, due largely to the following factors:
•	One-time charges of $481,000 for the regulated energy businesses associated with the voluntary workforce reduction in Florida;
•
Increased regulatory, legal and other costs, including $316,000 of additional costs associated with our electric franchise dispute in Marianna, Florida and $83,000 in costs associated with the “Come-Back” filing in Florida and the rate case proceeding for Eastern Shore;

•	$258,000 in higher depreciation expense and asset removal costs from capital investments made since the second half of 2010;
•	$153,000 in additional expenses related to pipeline integrity projects for Eastern Shore to comply with increased pipeline regulatory requirements; and
•	$79,000 of other operating expenses associated with the purchase of the operating assets of Indiantown Gas Company in August 2010.
Other Development
In June 2011, Allen Family Foods, Inc. and related entities (collectively, “Allen”) filed for bankruptcy. Our Delmarva natural gas distribution operation serves two of Allen’s poultry facilities, one of which is included in our discussion of 14 new large commercial and industrial customers added since July 2010. Gross margin generated from our natural gas service to these two Allen facilities was approximately $94,000 and $24,000 for the three months ended June 30, 2011 and 2010, respectively, and approximately $211,000 and $51,000 for the first six months of 2011 and 2010, respectively. The total gross margin for 2010 from our natural gas service to these two facilities was approximately $156,000. As of June 30, 2011, we had approximately $40,000 in outstanding receivable balances with Allen. Since the bankruptcy filing, these two facilities have been sold to another poultry processor. We cannot predict the future plan for these two facilities by the new purchaser or the level of natural gas consumption, if any, at these two facilities in the future.

Unregulated Energy

			Increase
For the Three Months Ended June 30,	2011	2010	(decrease)
(in thousands, except degree-day data)
Revenue	$29,692	$24,615	$5,077
Cost of sales	22,849	19,068	3,781

Gross margin	6,843	5,547	1,296

Operations & maintenance	5,692	5,331	361
Depreciation & amortization	807	718	89
Other taxes	340	289	51

Other operating expenses	6,839	6,338	501

Operating Income (Loss)	$4	$(791)	$795

Weather Analysis — Delmarva Peninsula

Actual HDD	382	428	(46)
10-year average HDD	487	495	(8)
Operating income for the unregulated energy segment in the second quarter of 2011 was $4,000, an increase of $795,000, compared to an operating loss of $791,000 in the same quarter in 2010. The increase resulted from an increase in gross margin of $1.3 million, which was offset by an increase in other operating expense of $501,000.
Gross Margin
Gross margin for our unregulated energy segment increased by $1.3 million, or 23 percent, in the second quarter of 2011, compared to the same quarter in 2010.
Our Delmarva propane distribution operation generated an increase in gross margin of $481,000, or 21 percent, in the second quarter of 2011, compared to the same quarter in 2010. The factors contributing to this increase were as follows:
•
Our Delmarva propane distribution operation generated additional gross margin of $220,000 due to higher margins per gallon in the second quarter of 2011, compared to the same quarter in 2010, as margins per gallon returned to more normal levels during the current quarter. Propane margins per gallon during the second quarter of 2010 were low, compared to historical levels, due to additional spot purchases at increased costs during the peak heating season to meet the weather-related increase in customer consumption. More normal temperatures and fewer spot purchases during 2011 resulted in margins per gallon returning to more normal levels in the second quarter of 2011.

•
An increase in volumes sold in the second quarter of 2011, compared to the same period in 2010, generated additional gross margin of $109,000. This increase was attributable to the timing of deliveries to bulk customers, offset partially by a decrease in weather-related consumption due to the warmer temperatures on the Delmarva Peninsula.

•
The remaining gross margin increase of $152,000 is due primarily to increased wholesale margins and higher fees generated from increased service work, continued growth and successful implementation of various customer loyalty programs.

Our Florida propane distribution operations generated increased gross margin of $302,000 in the second quarter of 2011, compared to the same quarter in 2010. Higher margins per gallon, as we continued to adjust our retail pricing in response to market conditions, generated $438,000 of additional gross margin. Also generating additional gross margin of $77,000 during the current quarter was a new propane rail terminal arrangement with a supplier from November 2010 to May 2011 to provide terminal and storage services. These additional gross margins were offset partially by a decrease in volume sold in the second quarter of 2011, compared to the same period in 2010.
Xeron, our propane wholesale marketing subsidiary, generated $314,000 of increase in gross margin during the second quarter of 2011, compared to the same quarter in 2010, due primarily to an increase in Xeron’s trading activity by 56 percent in the second quarter of 2011, compared to the same period in 2010.
Gross margin generated by PESCO, our natural gas marketing subsidiary, increased by $291,000 in the second quarter of 2011 compared to the same quarter in 2010. This increase was due to favorable imbalance resolutions during the second quarter of 2011 with third-party intrastate pipelines, with which PESCO contracts for supply. Revenues generated from such favorable imbalance resolutions are not predictable and, therefore, are not included in our long-term financial plans or forecasts.
Merchandise sales in Florida decreased in the second quarter of 2011, compared to the same period in 2010, resulting in lower gross margin of $92,000.
Other Operating Expenses
Other operating expenses for the unregulated energy segment increased by $501,000 for the second quarter of 2011, compared to the same period in 2010, due primarily to: (a) increased payroll and benefit costs of $344,000, attributable primarily to higher accruals for performance incentive compensation; (b) increased vehicle expenses of $108,000 resulting from an increase in fuel prices; and (c) one-time charges of $67,000 for the unregulated energy businesses associated with the voluntary workforce reduction in Florida.
Other

			Increase
For the Three Months Ended June 30,	2011	2010	(decrease)
(in thousands)
Revenue	$2,812	$2,706	$106
Cost of sales	1,571	1,316	255

Gross margin	1,241	1,390	(149)

Operations & maintenance	1,049	910	139
Depreciation & amortization	110	73	37
Other taxes	173	163	10

Other operating expenses	1,332	1,146	186

Operating Income — Other	(91)	244	(335)
Operating Income — Eliminations	—	—	—

Operating Income	$(91)	$244	$(335)

Note:	Eliminations are entries required to eliminate activities between business segments from the consolidated results.
Operating income for the “other” segment decreased by approximately $335,000 in the second quarter of 2011, compared to the same quarter in 2010, which was attributable to a gross margin decrease of $149,000, and an operating expense increase of $186,000.

Gross margin
The gross margin for our “other” segment decreased by $149,000 in the second quarter of 2011, compared to the same quarter in 2010, due primarily to BravePoint, our advanced information services subsidiary. Gross margin for BravePoint decreased by $114,000 as a result of decreased product sales, lower consulting margin and additional costs incurred during initial implementations of ProfitZoom™.
Other Operating Expenses
Other operating expenses for our “other” segment increased by $186,000 in the second quarter of 2011, compared to the same quarter in 2010. Other operating expenses for BravePoint increased by $304,000, due primarily to $259,000 in additional marketing and development costs, as it began to roll out ProfitZoom™, and $116,000 in increased benefit costs. Benefit costs increased for BravePoint as Chesapeake adopted a safe harbor 401(k) plan design on January 1, 2011, which resulted in an increased 401(k) benefit for BravePoint employees in 2011. The increase in BravePoint’s other operating expenses was partially offset by the absence in 2011 of $92,000 in merger-related costs in the second quarter of 2010.
Interest Expense
Interest expense for the quarter ended June 30, 2011 decreased by approximately $191,000, or eight percent, compared to the same quarter in 2010, due primarily to lower interest expenses on short-term borrowings and long-term debt. Short-term interest expense decreased by $42,000, which is largely attributable to lower rates on the $29.1 million term loan credit facility used to temporarily refinance the redemption of the 6.85 percent and 4.90 percent series of FPU first mortgage bonds in January 2010. Long-term interest expense decreased by $135,000 due to lower long-term debt as a result of scheduled principal payments.
On June 23, 2011, we issued $29 million of 5.68 percent unsecured senior notes to Metropolitan Life Insurance Company and New England Life Insurance Company, pursuant to an agreement executed in June 2010. We used the proceeds to permanently refinance the redemption of the two series of FPU first mortgage bonds mentioned previously, which were temporarily refinanced using a short-term loan credit facility. Compared to interest expense incurred under the short-term loan credit facility during the first half of 2011, issuance of these senior notes will result in an increase in interest expense of $550,000 in the second half of 2011.
Income Taxes
We recorded an income tax expense of $2.2 million for the quarter ended June 30, 2011, compared to $2.1 million for the quarter ended June 30, 2010. The increase is attributable to increased earnings in the second quarter of 2011 compared to the same period in 2010.

Results of Operations for the Six Months Ended June 30, 2011
Overview and Highlights
Our net income during the six months ended June 30, 2011 was $17.3 million, or $1.79 per share (diluted). This represents a decrease of $0.03 per share (diluted), compared to $1.82 per share (diluted), as reported for the same period in 2010.

			Increase
For the Six Months Ended June 30,	2011	2010	(decrease)
(in thousands, except per share)
Business Segment:
Regulated Energy	$24,171	$25,824	$(1,653)
Unregulated Energy	8,518	6,969	1,549
Other	(74)	366	(440)

Operating Income	32,615	33,159	(544)

Other Income	50	103	(53)
Interest Charges	4,265	4,667	(402)
Income Taxes	11,133	11,281	(148)

Net Income	$17,267	$17,314	$(47)

Earnings Per Share of Common Stock
Basic	$1.81	$1.83	$(0.02)
Diluted	$1.79	$1.82	$(0.03)
Key Factors Affecting Our Businesses
The following is a summary of key factors affecting our businesses and their impacts on our results during the first six months of 2011. More detailed analysis of our results by segment is provided in the following section.
Growth. We are continuing to see growth in our natural gas businesses from our efforts over the past several years to expand our services by delivering clean-burning, environmentally friendly natural gas to customers. We are identifying and developing additional opportunities that will generate growth over the next several years.
Eastern Shore, our natural gas transmission subsidiary, generated gross margin of $1.1 million in the first six months of 2011 from new transportation services associated with its eight-mile mainline extension to interconnect with TETLP’s system. These services commenced in January 2011 and have a three-year phase-in from 19,324 Mcfs per day to 38,647 Mcfs per day, and an estimated gross margin of $2.4 million in 2011, $3.9 million in 2012 and $4.3 million annually thereafter.
14 large commercial and industrial customers added by the Delmarva natural gas operation since July 2010 generated $509,000 in additional gross margin during the first six months of 2011. These new customers are expected to generate annual margin of $1.1 million in 2011, compared to $196,000 of gross margin generated from these customers in the second half of 2010. Also generating additional gross margin of $271,000 for the first six months of 2011 was a two-percent growth in residential customers for the Delmarva natural gas distribution operation.
The Florida natural gas distribution operations generated $576,000 from one-percent growth in residential customers and three-percent growth in commercial customers in the six months ended June 30, 2011, compared to the same period in 2010. In addition, 700 new customers, added as a result of our purchase of the operating assets of Indiantown Gas Company in August 2010, generated $325,000 of additional gross margin during the first half of 2011.
We are continuing our efforts to extend natural gas service to Lewes, Delaware and Cecil and Worcester Counties, Maryland. We signed service agreements in March 2011 with Beebe Medical Center and SPI Pharma, both located in Lewes, Delaware, with natural gas service expected to commence to these customers in the third and fourth quarters of 2011, respectively. Gross margin from these customers is expected to equate to gross margin generated by approximately 1,000 residential customers. We have obtained the necessary natural gas franchises from Cecil and Worcester Counties, Maryland and the approval from the Maryland PSC to exercise those franchises, except for the final determination of the service boundary in a small portion of the franchise area in Cecil County.

Weather. Warmer temperatures on the Delmarva Peninsula and in Florida during the first half of 2011, compared to the same period in 2010, particularly during the peak heating season, decreased consumer consumption of natural gas and electricity. Lower consumption, attributable primarily to warmer weather, decreased our period-over-period gross margin by approximately $2.4 million. Heating degree-days decreased by five percent, or 144 heating degree-days, on the Delmarva Peninsula and by 43 percent, or 408 heating degree-days, in Florida during the first six months of 2011, compared to the same period in 2010.
Propane Prices. Xeron, our wholesale marketing subsidiary, generated a period-over-period gross margin increase of $412,000, resulting from higher price volatility and a 50-percent increase in its trading activity during the first six months of 2011, compared to the same period in 2010.
The propane distribution operations generated additional gross margin of $980,000 from higher margins per gallon in the first six months of 2011, compared to the same period in 2010. Propane retail margins per gallon on the Delmarva Peninsula during the first half of 2011 returned to more normal levels, compared to the lower margins per gallon reported during the same period in 2010 caused by colder temperatures and the high cost of spot purchases during the peak heating season. Propane retail margins per gallon in Florida also increased in the first half of 2011, compared to the same period in 2010, as we continued to adjust our retail pricing in response to market conditions.
Rates and Regulatory Matters. Eastern Shore’s base rate proceeding, which was filed with the FERC on December 30, 2010, is still underway. Eastern Shore expects this proceeding to be completed in 2011. The “Come-Back” filing in Florida, which includes our request for recovery, through rates, of approximately $34.2 million in acquisition adjustment and $2.2 million in merger-related costs, is also still underway. See Note 3, “Rates and Other Regulatory Activities,” to the unaudited condensed consolidated financial statements for further discussion.
Advanced Information Services. BravePoint, our advanced information services subsidiary, reported $282,000 in operating loss in the six months ended June 30, 2011, compared to operating income of $265,000 reported in the same period in 2010. BravePoint’s operating results for the six months ended June 30, 2011 reflected approximately $549,000 in additional costs associated with the initial roll-out and implementation of a new product, ProfitZoom™. BravePoint completed the first successful implementation of ProfitZoom™ in July 2011. At present, BravePoint has three customers, which have implemented, or are currently implementing, this new product and has several outstanding sales proposals under consideration by other potential customers. ProfitZoom™ is an integrated system designed specifically for the fire protection and specialty contracting industries, which includes a comprehensive suite of financial, job costing and service management modules, and is a successor product to another software solution previously marketed and supported for companies in the fire suppression industry. Understanding the needs of the industry and utilizing its technology expertise, BravePoint began developing the ProfitZoom™ product in 2009.
Other Operating Expenses. Our other operating expenses increased by $3.4 million in the six months ended June 30, 2011, compared to the same period in 2010. Included in this increase are approximately $1.2 million in non-recurring charges incurred during the first six months of 2011, which were comprised of $439,000 in additional marketing and development costs of ProfitZoom™ and $788,000 in one-time charges associated with the voluntary workforce reduction in Florida and a pension settlement.

The remaining $2.2 million of the increase in other operating expenses, or a four-percent increase compared to other operating expenses during the first six months of 2010, was attributable to the following factors:
•	$559,000 in higher depreciation expense and asset removal costs in our regulated energy businesses from capital investments made since the second half of 2010;
•
Increased regulatory, legal and other costs related to our regulated energy businesses, including $316,000 of additional costs associated with our electric franchise dispute in Marianna, Florida and $137,000 in costs with respect to our “Come-Back” filing in Florida and the rate case proceeding for Eastern Shore;

•	$416,000 in additional expenses related to pipeline integrity projects for Eastern Shore to comply with pipeline regulatory requirements; and
•	$147,000 of other operating expenses during the first six months of 2011 from the purchase of the operating assets of Indiantown Gas Company in August 2010.
Both the “Come-Back” filing and the Eastern Shore rate case proceeding are expected to be resolved in 2011. Eastern Shore projects pipeline integrity expenditures to be at about the same level in 2011 and 2012 and projects a decrease in such expenditures in 2013.

Regulated Energy

			Increase
For the Six Months Ended June 30,	2011	2010	(decrease)
(in thousands, except degree-day and customer information)
Revenue	$139,329	$144,367	$(5,038)
Cost of sales	72,872	78,889	(6,017)

Gross margin	66,457	65,478	979

Operations & maintenance	29,862	27,889	1,973
Depreciation & amortization	8,187	7,478	709
Other taxes	4,237	4,287	(50)

Other operating expenses	42,286	39,654	2,632

Operating Income	$24,171	$25,824	$(1,653)

Weather and Customer analysis
Delmarva Peninsula
Heating degree-days (“HDD”):
Actual	2,827	2,971	(144)
10-year average	2,863	2,831	32

Per residential customer added:
Estimated gross margin	$375	$375	$0
Estimated other operating expenses	$111	$105	$6

Florida
HDD:
Actual	534	942	(408)
10-year average	594	547	47

Cooling degree-days:
Actual	1,107	1,040	67
10-year average	961	952	9
Residential Customer Information
Average number of customers:
Delmarva natural gas distribution	48,986	47,808	1,178
Florida natural gas distribution	61,603	60,530	1,073
Florida electric distribution	23,591	23,558	33

Total	134,180	131,896	2,284

Operating income for the regulated energy segment decreased by approximately $1.7 million, or six percent, during the first six months of 2011, compared to the same period in 2010. An increase in gross margin of $979,000, offset by an increase in other operating expenses of $2.6 million, resulted in the decrease in operating income.
Gross Margin
Gross margin for our regulated energy segment increased by $979,000, or two percent, during the first six months of 2011, compared to the same period in 2010.
Our Delmarva natural gas distribution operation generated an increase in gross margin of $866,000 in the first six months of 2011, compared to the same period in 2010. The factors contributing to this increase were as follows:
•
Customer growth generated an $855,000 increase in gross margin in the first six months of 2011, compared to the same period in 2010. Commercial and industrial customer growth, due primarily to $509,000 in addition gross margin generated from 14 large commercial and industrial customers added since the second half of 2010, generated $584,000 of this increase. These 14 new large commercial and industrial customers are expected to generate annual gross margin of $1.1 million in 2011. The same customers generated $196,000 of gross margin following their addition in the second half of 2010. Two-percent growth in residential customers generated an additional $271,000 in gross margin for the Delmarva natural gas distribution operation.

•	The remaining increase in gross margin of $11,000 was attributable to higher customer consumption, offset partially by a decrease from a change in customer rates and rate classes.
Gross margin for our Florida natural gas distribution operation decreased by $977,000 during the first six months of 2011 compared to the same quarter in 2010. The factors contributing to this decrease were as follows:
•
Lower customer consumption during the first six months of 2011, compared to the same period in 2010, due primarily to significantly warmer weather during the heating season, decreased gross margin by $1.9 million. Heating degree-days in Florida decreased by 43 percent, or 408 heating degree-days, during the first six months of 2011, compared to the same period in 2010.

•
One-percent customer growth in residential customers and three-percent growth in commercial customers for the Florida natural gas distribution operation generated additional gross margin of $576,000 in the first half of 2011, compared to the same period in 2010.

•	700 new customers, added as a result of our purchase of the operating assets of Indiantown Gas Company in August 2010, generated $325,000 in new gross margin in the first six months of 2011.
Our natural gas transmission operations achieved gross margin growth of $1.4 million during the first six months of 2011 compared to the same period in 2010. The factors contributing to this increase were as follows:
•
New transportation services associated with Eastern Shore’s eight-mile mainline extension to interconnect with TETLP’s pipeline system generated an additional $1.1 million of gross margin in the six months ended June 30, 2011. These new services commenced in January 2011 and have a three-year phase-in from 19,324 Mcfs per day to 38,647 Mcfs per day, and an estimated annual gross margin of $2.4 million in 2011, $3.9 million in 2012 and $4.3 million annually thereafter.

•
New transportation services implemented by Eastern Shore in May 2010 and November 2010 as a result of its system expansion projects generated an additional $247,000 of gross margin during the first half of 2011, compared to 2010. These expansions added 2,666 Mcfs of capacity per day and an estimated annual gross margin of $574,000 in 2011. These projects generated $216,000 of gross margin in 2010, $40,000 of which was recorded in the first half of 2010.

•
Eastern Shore entered into two additional transportation services agreements with an existing industrial customer, one for the period of May 2011 through April 2021 for an additional 3,290 Mcfs per day and the other one for the period of November 2011 through October 2012 for an additional 9,192 Mcfs per day. These services generated additional gross margin of $61,000 in the first half of 2011 and are expected to generate additional gross margin of $356,000 in 2011, $1.2 million in 2012 and $369,000 annually thereafter.

•	The foregoing increases to gross margin were offset by the expiration of two small firm transportation service contracts in April 2010, decreasing gross margin by $40,000 in the second half of 2011.
Gross margin for our Florida electric distribution operation decreased by $319,000 in the first six months of 2011, compared to the same period in 2010, due primarily to lower customer consumption during the heating season. Heating degree-days in Florida decreased by 43 percent, or 408 heating degree-days during the first six months of 2011, compared to the same period in 2010.
Other Operating Expenses
Other operating expenses for the regulated energy segment increased by $2.6 million in the six months ended June 30, 2011, due largely to the following factors:
•	One-time charges totaling $651,000 associated with the voluntary workforce reduction in Florida and a pension settlement;
•
Increased regulatory, legal and other costs, including $316,000 of additional costs associated with the electric franchise dispute in Marianna, Florida and $137,000 in costs with respect to the “Come-Back” filing in Florida and the rate case proceeding for Eastern Shore;

•	$559,000 in higher depreciation expense and asset removal costs from capital investments made since the second half of 2010;
•	$416,000 in additional expenses related to pipeline integrity projects for Eastern Shore to comply with increased pipeline regulatory requirements; and
•	$147,000 of other operating expenses during the first half of 2011 associated with the purchase of the operating assets of Indiantown Gas Company in August 2010.
Other Development
In June 2011, Allen Family Foods, Inc. and related entities (collectively, “Allen”) filed for bankruptcy. Our Delmarva natural gas distribution operation serves two of Allen’s poultry facilities, one of which is included in our discussion of 14 new large commercial and industrial customers added since July 2010. Gross margin generated from our natural gas service to these two Allen facilities was approximately $94,000 and $24,000 for the three months ended June 30, 2011 and 2010, respectively, and approximately $211,000 and $51,000 for the first six months of 2011 and 2010, respectively. The total gross margin for 2010 from our natural gas service to these two facilities was approximately $156,000. As of June 30, 2011, we had approximately $40,000 in outstanding receivable balances with Allen. Since the bankruptcy filing, these two facilities have been sold to another poultry processor. We cannot predict the future plan for these two facilities by the new purchaser or the level of natural gas consumption, if any, at these two facilities in the future.

Unregulated Energy

			Increase
For the Six Months Ended June 30,	2011	2010	(decrease)
(in thousands, except degree-day data)
Revenue	$88,442	$83,885	$4,557
Cost of sales	65,604	63,027	2,577

Gross margin	22,838	20,858	1,980

Operations & maintenance	11,924	11,356	568
Depreciation & amortization	1,562	1,765	(203)
Other taxes	834	768	66

Other operating expenses	14,320	13,889	431

Operating Income	$8,518	$6,969	$1,549

Weather Analysis — Delmarva Peninsula

Actual HDD	2,827	2,971	(144)
10-year average HDD	2,863	2,831	32
Operating income for the unregulated energy segment increased by approximately $1.5 million, or 22 percent, during the first six months of 2011, compared to the same period in 2010, primarily due to a gross margin increase of $2.0 million, partially offset by an operating expense increase of $431,000.
Gross Margin
Gross margin for our unregulated energy segment increased by $2.0 million, or nine percent, for the first six months of 2011, compared to the same period in 2010.
Our Delmarva propane distribution operation experienced an increase in gross margin of $1.4 million for the first six months of 2011, compared to the same period in 2010. The factors contributing to this increase were as follows:
•
Our Delmarva propane distribution operation generated additional gross margin of $980,000 due to higher margins per gallon during the first six months of 2011, compared to the same quarter in 2010, as margins per gallon returned to more normal levels during the current period. Propane margins per gallon during the first half of 2010 were low, compared to historical levels, due to additional spot purchases at increased costs during the peak heating season to meet the weather-related increase in customer consumption. More normal temperatures and fewer spot purchases during 2011 resulted in margins per gallon in the first six months of 2011 returning to more normal levels.

•	A one-time gain of $575,000 was recorded in the first six months of 2011, as a result of our share of proceeds received from an antitrust litigation settlement with a major propane supplier.
•	An increase in other fees generated additional gross margin of $152,000, due primarily to the continued growth and successful implementation of various customer pricing programs.
•
A decline in volumes sold in the first half of 2011, compared to the same period in 2010, decreased gross margin by $279,000. This decrease was attributable to timing of deliveries to bulk customers and a decrease in weather-related consumption due to the warmer temperatures on the Delmarva Peninsula.

Our Florida propane distribution operations experienced an increase in gross margin of $75,000 during the first half of 2011 compared to the same period in 2010. Higher margins per gallon, as we continued to adjust our retail pricing in response to market conditions, were offset by a decrease in volume sold during the period.

Xeron, the Company’s propane wholesale marketing subsidiary, generated $412,000 of increase in gross margin during the first six months of 2011, compared to the same period in 2010, due primarily to an increase in Xeron’s trading activity by 50 percent in the first six months of 2011, compared to the same period in 2010.
Gross margin generated by PESCO, our natural gas marketing subsidiary, increased by $301,000 during the first six months of 2011, compared to the same period in 2010. This increase was due to favorable imbalance resolutions during the first half of 2011 with third-party intrastate pipelines, with which PESCO contracts for supply. Revenues generated from favorable imbalance resolutions with intrastate pipelines are not predictable and, therefore, are not included in our long-term financial plans or forecasts.
Merchandise sales in Florida decreased in the first six months of 2011, compared to the same period in 2010, resulting in lower gross margin of $174,000.
Other Operating Expenses
Other operating expenses for the unregulated energy segment increased by $430,000 for the first half of 2011, compared to the same period in 2010, due primarily to the following factors: (a) increased payroll and benefit costs of $347,000, attributable primarily to higher accruals for performance incentive compensation; (b) increased vehicle expenses of $202,000 resulting from an increase in fuel prices; and (c) one-time charges of $67,000 for the unregulated energy businesses associated with the voluntary workforce reduction in Florida.

Other

			Increase
For the Six Months Ended June 30,	2011	2010	(decrease)
(in thousands)
Revenue	$5,658	$5,069	$589
Cost of sales	3,107	2,448	659

Gross margin	2,551	2,621	(70)

Operations & maintenance	2,046	1,768	278
Depreciation & amortization	209	145	64
Other taxes	370	342	28

Other operating expenses	2,625	2,255	370

Operating Income — Other	(74)	366	(440)
Operating Income — Eliminations	—	—	—

Operating Income	($74)	$366	($440)

Note:	Eliminations are entries required to eliminate activities between business segments from the consolidated results.
Operating income for the “other” segment decreased by approximately $440,000 during the first six months of 2011, compared to the same period in 2010, which was attributable to a gross margin decrease of $70,000 and an operating expense increase of $370,000.
Gross margin
The gross margin decrease of $70,000 for our “other” segment was primarily a result of lower consulting margin and additional costs associated with initial implementation of ProfitZoom™, which were slightly offset by an increase of product sales for BravePoint, our advanced information services subsidiary.
Other Operating Expenses
Other operating expenses increased by $370,000 in the first six months of 2011, compared to the same period in 2010. Other operating expenses for BravePoint increased by $498,000, due primarily to $439,000 in additional marketing and development costs, as it began to roll out ProfitZoom™, and $249,000 in increased benefit costs. Benefit costs increased for BravePoint as Chesapeake adopted a safe harbor 401(k) plan design on January 1, 2011, which resulted in an increased 401(k) benefit for BravePoint employees in 2011. The increase in BravePoint’s other operating expenses was offset partially by the absence in 2011 of $111,000 in merger-related costs in the first half of 2010.
Interest Expense
Interest expense for the six months ended June 30, 2011 decreased by approximately $403,000, or nine percent, compared to the same period in 2010, due primarily to a decrease of $424,000 in other long-term interest expense as the outstanding principal balance decreased as a result of scheduled repayments.
On June 23, 2011, we issued $29 million of 5.68 percent unsecured senior notes to Metropolitan Life Insurance Company and New England Life Insurance Company, pursuant to an agreement executed in June 2010. We used the proceeds to permanently refinance the redemption of the two series of FPU first mortgage bonds mentioned previously, which were temporarily refinanced using a short-term loan credit facility. Compared to interest expense incurred under the short-term loan credit facility during the first half of 2011, issuance of these senior notes will result in an increase in interest expense of $550,000 in the second half of 2011.

Income Taxes
We recorded an income tax expense of $11.1 million for the first half of 2011, compared to $11.3 million for the same period in 2010. The period-over-period decrease in income tax expense is primarily a function of lower earnings for the period.
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
Capital expenditures are one of our largest capital requirements. We originally budgeted $51.7 million for capital expenditures during 2011. As a result of continued growth, expansion opportunities and timing of capital projects, we increased our capital spending projection for 2011 to $62.6 million. This amount includes $54.3 million for the regulated energy segment, $2.9 million for the unregulated energy segment and $5.4 million for the “other” segment. The amount for the regulated energy segment includes estimated capital expenditures for expansion and improvement of facilities for the following: (a) natural gas distribution operation ($21.8 million); (b) natural gas transmission operation ($27.3 million); and (c) electric distribution operation ($5.2 million). The amount for the unregulated energy segment includes estimated capital expenditures for the propane distribution operations for customer growth and replacement of equipment. The amount for the “other” segment includes an estimated capital expenditure of $377,000 for the advanced information services operation, with the remaining balance for other general plant, computer software and hardware. We expect to fund the 2011 capital expenditures program from short-term borrowing, cash provided by operating activities, and other sources. The capital expenditures program is subject to continuous review and modification. Actual capital requirements may vary from the above estimates due to a number of factors, including changing economic conditions, customer growth in existing areas, regulation, new growth or acquisition opportunities and availability of capital.

Capital Structure
We are committed to maintaining a sound capital structure and strong credit ratings to provide the financial flexibility needed to access capital markets when required. This commitment, along with adequate and timely rate relief for our regulated operations, is intended to ensure our ability to attract capital from outside sources at a reasonable cost. We believe that the achievement of these objectives will provide benefits to our customers, creditors and investors. The following presents our capitalization, excluding and including short-term borrowings, as of June 30, 2011 and December 31, 2010:

	June 30,		December 31,
(in thousands)	2011		2010
Long-term debt, net of current maturities	$117,123	33%	$89,642	28%
Stockholders’ equity	238,000	67%	226,239	72%

Total capitalization, excluding short-term debt	$355,123	100%	$315,881	100%

	June 30,		December 31,
(in thousands)	2011		2010
Short-term debt	$4,248	1%	$63,958	16%
Long-term debt, including current maturities	126,319	34%	98,858	25%
Stockholders’ equity	238,000	65%	226,239	59%

Total capitalization, including short-term debt	$368,567	100%	$389,055	100%

Short-term Borrowings
Our outstanding short-term borrowings at June 30, 2011 and December 31, 2010 were $4.2 million and $64.0 million, respectively, at weighted average interest rates of 1.54 percent and 1.77 percent, respectively.
We utilize bank lines of credit to provide funds for our short-term cash needs to meet seasonal working capital requirements and to fund temporarily portions of the capital expenditure program. As of June 30, 2011, we had four unsecured bank lines of credit with two financial institutions for a total of $100.0 million. Two of these unsecured bank lines, totaling $60.0 million, are available under committed lines of credit. None of these unsecured bank lines of credit requires compensating balances. Advances offered under the uncommitted lines of credit are subject to the discretion of the banks. We are currently authorized by our Board of Directors to borrow up to $85.0 million of short-term debt, as required, from these unsecured bank lines of credit.
Our outstanding borrowings under these unsecured bank lines of credit at June 30, 2011 and December 31, 2010 were $3.4 million and $30.8 million, respectively, at weighted average interest rates of 1.50 percent and 1.65 percent, respectively. In addition to the four unsecured bank lines of credit, we entered into a new short-term credit facility for $29.1 million with an existing lender in March 2010 to temporarily finance the early redemption of the 6.85 percent and 4.90 percent series of FPU’s secured first mortgage bonds. On June 23, 2011, we issued $29.0 million of 5.68 percent Chesapeake’s unsecured senior notes to repay the new short-term credit facility and permanently finance the FPU first mortgage bonds.
Cash Flows Provided By Operating Activities
Cash flows provided by operating activities were as follows:

For the Six Months Ended June 30,	2011	2010
(in thousands)
Net Income	$17,267	$17,314
Non-cash adjustments to net income	25,869	15,152
Changes in assets and liabilities	16,953	24,549

Net cash provided by operating activities	$60,089	$57,015

During the six months ended June 30, 2011 and 2010, net cash flow provided by operating activities was $60.1 million and $57.0 million, respectively, a period-over-period increase of $3.1 million. Significant operating activities reflected in the change in cash flows provided by operating activities were as follows:
•
Net cash flows related to income taxes, which include deferred income taxes in non-cash adjustments to net income and the change in income taxes receivable, increased by $3.9 million in the first half of 2011, compared to the same period in 2010, due primarily to the 100 percent bonus depreciation deduction allowed in 2011, which is reducing our income tax payments in the current period.

•
Net cash flows from trading receivables and payables increased by $3.0 million, due primarily to the timing of collections and payments of trading contracts entered into by our propane wholesale marketing operation, offset partially by a decrease in net cash flows from receivables and payables in the natural gas and propane distributions operations.

•
Net cash flows from customer deposits decreased by $2.2 million, due primarily to a large deposit received from a new industrial customer during the first half of 2010, which increased the cash flow for that period.

•
Net cash flows from accrued compensation decreased by $2.3 million, as a result of a smaller decrease in the change in accrued payroll due to timing of payroll periods and higher incentive compensation payments in the first half of 2011, compared to the same period in 2010.

Cash Flows Used in Investing Activities
Net cash flows used in investing activities totaled $21.4 million and $14.3 million during the six months ended June 30, 2011 and 2010, respectively. Cash utilized for capital expenditures was $21.2 million and $13.6 million for the first six months of 2011 and 2010, respectively.
Cash Flows Used by Financing Activities
Cash flows used in financing activities totaled $38.5 million and $36.3 million for the first six months of 2011 and 2010, respectively. Significant financing activities reflected in the change in cash flows used by financing activities were as follows:
•
During the first six months of 2011 we had a net repayment of $27.4 million under our line of credit agreements related to working capital, compared to $29.2 million in the same period in 2010, resulting in a period-over-period net cash increase of $1.8 million. Changes in cash overdrafts increased by $2.4 million, resulting in a period-over-period net cash decrease.

•
Net repayments of other short-term debt and long-term debt during the first six months of 2011 were $1.6 million, compared to net repayments of $1.2 million in the same period in 2010. During the first six months of 2010, we redeemed the 6.85 and 4.90 series of FPU’s secured first mortgage bonds prior to their respective maturities by using the proceeds from a new short-term credit facility. During the first six months of 2011, we issued Chesapeake’s unsecured senior notes, using the proceeds to repay the new short-term credit facility and permanently finance the FPU bonds.

•	We paid $5.7 million and $5.4 million in cash dividends for the six months ended June 30, 2011 and 2010, respectively.
Off-Balance Sheet Arrangements
We have issued corporate guarantees to certain vendors of our subsidiaries, primarily the propane wholesale marketing subsidiary and the natural gas marketing subsidiary. These corporate guarantees provide for the payment of propane and natural gas purchases in the event of the respective subsidiary’s default. None of these subsidiaries has ever defaulted on its obligations to pay its suppliers. The liabilities for these purchases are recorded in our financial statements when incurred. The aggregate amount guaranteed at June 30, 2011 was $25.6 million, with the guarantees expiring on various dates through 2012.

In addition to the corporate guarantees, we have issued a letter of credit to our primary insurance company for $441,000, which expires on December 2, 2011. The letter of credit is provided as security to satisfy the deductibles under our various insurance policies. Although we recently changed our primary insurance company, we still have an outstanding letter of credit for $725,000 to our former primary insurance company, which will expire on June 1, 2012. There have been no draws on these letters of credit as of June 30, 2011. We do not anticipate that the letters of credit will be drawn upon by the counterparties, and we expect that the letters of credit will be renewed to the extent necessary in the future.
We provided a letter of credit for $2.5 million under the Precedent Agreement with TETLP, which is the maximum amount required under the agreement.
Contractual Obligations
There has not been any material change in the contractual obligations presented in our 2010 Annual Report on Form 10-K, except for commodity purchase obligations and forward contracts entered into in the ordinary course of our business. The following table summarizes the commodity and forward contract obligations at June 30, 2011.

	Payments Due by Period
Purchase Obligations	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
(in thousands)
Commodities (1)	$13,892	$—	$—	$—	$13,892
Propane (2)	24,406	—	—	—	24,406

Total Purchase Obligations	$38,298	$—	$—	$—	$38,298

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

(2)
We have also entered into forward sale contracts in the aggregate amount of $13.9 million. See Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk,” below, for further information.

Environmental Matters
As more fully described in Note 4, “Environmental Commitments and Contingencies,” to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, we continue to work with federal and state environmental agencies to assess the environmental impact and explore corrective action at seven environmental sites. We believe that future costs associated with these sites will be recoverable in rates or through sharing arrangements with, or contributions by, other responsible parties.
Other Matters
Rates and Regulatory Matters
Our natural gas distribution operations in Delaware, Maryland and Florida and electric distribution operation in Florida are subject to regulation by their respective PSC; Eastern Shore is subject to regulation by the FERC; and Peninsula Pipeline is subject to regulation by the Florida PSC. At June 30, 2011, we were involved in rate filings and/or regulatory matters in each of the jurisdictions in which we operate. Each of these rate filings and/or regulatory matters is fully described in Note 3, “Rates and Other Regulatory Activities,” to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Competition
Our natural gas and electric distribution operations and our natural gas transmission operation compete with other forms of energy, including natural gas, electricity, oil and propane. The principal competitive factors are price and, to a lesser extent, accessibility. Our natural gas distribution operations have several large-volume industrial customers that are able to use fuel oil as an alternative to natural gas. When oil prices decline, these interruptible customers may convert to oil to satisfy their fuel requirements, and our interruptible sales volumes may decline. Oil prices, as well as the prices of other fuels, fluctuate for a variety of reasons; therefore, future competitive conditions are not predictable. To address this uncertainty, we use flexible pricing arrangements on both the supply and sales sides of this business to compete with alternative fuel price fluctuations. As a result of the transmission operation’s conversion to open access and Chesapeake’s Florida natural gas distribution division’s restructuring of its services, these businesses have shifted from providing bundled transportation and sales service to providing only transmission and contract storage services. Our electric distribution operation currently does not face substantial competition because the electric utility industry in Florida has not been deregulated. In addition, natural gas is the only viable alternative fuel to electricity in our electric service territories and is available only in a small area.
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
Our advanced information services subsidiary faces significant competition from a number of larger competitors having substantially greater resources available to them than does our subsidiary. In addition, changes in the advanced information services business are occurring rapidly and could adversely affect the markets for the products and services offered by these businesses. This segment competes on the basis of technological expertise, reputation and price.
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

Recent Authoritative Pronouncements on Financial Reporting and Accounting
Recent accounting developments applicable to us and their impact on our financial position, results of operations and cash flows are described in Note 1, “Summary of Accounting Policies,” to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the potential loss arising from adverse changes in market rates and prices. Long-term debt is subject to potential losses based on changes in interest rates. Our long-term debt consists of fixed-rate senior notes, secured debt and convertible debentures. All of our long-term debt is fixed-rate debt and was not entered into for trading purposes. The carrying value of long-term debt, including current maturities, was $126.3 million at June 30, 2011, as compared to a fair value of $145.0 million, based on a discounted cash flow methodology that incorporates a market interest rate that is based on published corporate borrowing rates for debt instruments with similar terms and average maturities with adjustments for duration, optionality, credit risk, and risk profile. We evaluate whether to refinance existing debt or permanently refinance existing short-term borrowing, based in part on the fluctuation in interest rates.
Our propane distribution business is exposed to market risk as a result of propane storage activities and entering into fixed price contracts for supply. We can store up to approximately six million gallons of propane (including leased storage and rail cars) during the winter season to meet our customers’ peak requirements and to serve metered customers. Decreases in the wholesale price of propane may cause the value of stored propane to decline. To mitigate the impact of price fluctuations, we have adopted a Risk Management Policy that allows the propane distribution operation to enter into fair value hedges or other economic hedges of our inventory.
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

The forward and futures contracts are entered into for trading and wholesale marketing purposes. The propane wholesale marketing business is subject to commodity price risk on its open positions to the extent that market prices for natural gas liquids deviate from fixed contract settlement prices. Market risk associated with the trading of futures and forward contracts is monitored daily for compliance with our Risk Management Policy, which includes volumetric limits for open positions. To manage exposures to changing market prices, open positions are marked up or down to market prices and reviewed daily by our oversight officials. In addition, the Risk Management Committee reviews periodic reports on markets and the credit risk of counter-parties, approves any exceptions to the Risk Management Policy (within limits established by the Board of Directors) and authorizes the use of any new types of contracts. Quantitative information on forward and futures contracts at June 30, 2011 is presented in the following tables.

	Quantity in	Estimated Market	Weighted Average
At June 30, 2011	Gallons	Prices	Contract Prices
Forward Contracts
Sale	9,240,000	$1.3900 – $1.5700	$1.5005
Purchase	8,106,000	$1.3344 – $1.5850	$1.4878
Estimated market prices and weighted average contract prices are in dollars per gallon.
All contracts expire during or prior to the first quarter of 2012.
At June 30, 2011 and December 31, 2010, we marked these forward contracts to market, using market transactions in either the listed or OTC markets, which resulted in the following assets and liabilities:

	June 30,	December 31,
(in thousands)	2011	2010

Mark-to-market energy assets	$335	$1,642
Mark-to-market energy liabilities	$216	$1,492

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and Chief Financial Officer of the Company, with the participation of other Company officials, have evaluated our “disclosure controls and procedures” (as such term is defined under Rules 13a-15(e) and 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2011. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
As disclosed in Note 5, “Other Commitments and Contingencies,” of the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, we are involved in certain legal actions and claims arising in the normal course of business. We are also involved in certain legal and administrative proceedings before various governmental or regulatory agencies concerning rates and other regulatory actions. In the opinion of management, the ultimate disposition of these proceedings and claims will not have a material effect on our condensed consolidated financial position, results of operations or cash flows.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total		Total Number of Shares	Maximum Number of
	Number of	Average	Purchased as Part of	Shares That May Yet Be
	Shares	Price Paid	Publicly Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs (2)	Plans or Programs(2)
April 1, 2011 through April 30, 2011 (1)	231	$42.62	—	—
May 1, 2011 through May 31, 2011	—	$—	—	—
June 1, 2011 through June 30, 2011	—	$—	—	—

Total	231	$42.62	—	—

(1)
Chesapeake purchased shares of stock on the open market for the purpose of reinvesting the dividend on deferred stock units held in the Rabbi Trust accounts for certain Directors and Senior Executives under the Deferred Compensation Plan. The Deferred Compensation Plan is discussed in detail in Item 8 under the heading “Notes to the Consolidated Financial Statements — Note M, Employee Benefit Plans” of our Form 10-K filed with the Securities and Exchange Commission on March 8, 2011. During the quarter, 231 shares were purchased through the reinvestment of dividends on deferred stock units.

(2)	Except for the purposes described in Footnote (1), Chesapeake has no publicly announced plans or programs to repurchase its shares.

Item 3.	Defaults upon Senior Securities
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
31.1	Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated August 5, 2011.

31.2	Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated August 5, 2011.

32.1	Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350, dated August 5, 2011.

32.2	Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350, dated August 5, 2011.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chesapeake Utilities Corporation
/s/ Beth W. Cooper
Beth W. Cooper
Senior Vice President and Chief Financial Officer
Date: August 5, 2011