Form 10-Q
period 2011-09-30
CHESAPEAKE UTILITIES CORP
filed 2011-11-04
CIK 19745

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Common Stock, par value $0.4867 — 9,565,253 shares outstanding as of October 31, 2011.

PART I — FINANCIAL INFORMATION	1

Item 1. Financial Statements	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3. Quantitative and Qualitative Disclosures about Market Risk	56

Item 4. Controls and Procedures	57

PART II — OTHER INFORMATION	58

Item 1. Legal Proceedings	58

Item 1A. Risk Factors	58

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	58

Item 3. Defaults upon Senior Securities	58

Item 5. Other Information	58

Item 6. Exhibits	59

SIGNATURES	60

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

GLOSSARY OF KEY TERMS
Frequently used abbreviations, acronyms, or terms used in this report:

Subsidiaries of Chesapeake Utilities Corporation

BravePoint	BravePoint®, Inc. is a wholly-owned subsidiary of Chesapeake Services Company, which is a wholly-owned subsidiary of Chesapeake
Chesapeake	The Registrant, the Registrant and its subsidiaries, or the Registrant’s subsidiaries, as appropriate in the context of the disclosure
Company	The Registrant, the Registrant and its subsidiaries, or the Registrant’s subsidiaries, as appropriate in the context of the disclosure
Eastern Shore	Eastern Shore Natural Gas Company, a wholly-owned subsidiary of Chesapeake
FPU	Florida Public Utilities Company, a wholly-owned subsidiary of Chesapeake, effective October 28, 2009
PESCO	Peninsula Energy Services Company, Inc., a wholly-owned subsidiary of Chesapeake
Peninsula Pipeline	Peninsula Pipeline Company, Inc., a wholly-owned subsidiary of Chesapeake
Sharp	Sharp Energy, Inc., a wholly-owned subsidiary of Chesapeake’s and Sharp’s subsidiary, Sharpgas, Inc.
Xeron	Xeron, Inc., a wholly-owned subsidiary of Chesapeake

Regulatory Agencies

Delaware PSC	Delaware Public Service Commission
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
FDEP	Florida Department of Environmental Protection
FDOT	Florida Department of Transportation
Florida PSC	Florida Public Service Commission
Maryland PSC	Maryland Public Service Commission
MDE	Maryland Department of the Environment
PSC	Public Service Commission
SEC	Securities and Exchange Commission

Accounting Standards Related

FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles

Other

AS/SVE	Air Sparging and Soil/Vapor Extraction
BS/SVE	Bio-Sparging and Soil/Vapor Extraction
CDD	Cooling Degree-Days
DSCP	Directors Stock Compensation Plan
Dts	Dekatherms
Dts/d	Dekatherms per day
ECCR	Energy Conservation Cost Recovery
FGT	Florida Gas Transmission Company
FRP	Fuel Retention Percentage
GSR	Gas Sales Service Rates
Gulf Power	Gulf Power Corporation
Gulfstream	Gulfstream Natural Gas System, LLC
HDD	Heating Degree-Days
MWH	Megawatt Hour
Mcf	Thousand Cubic Feet
MGP	Manufactured Gas Plant
NYSE	New York Stock Exchange
OCI	Other Comprehensive Income
OTC	Over-the-Counter
PIP	Performance Incentive Plan
RAP	Remedial Action Plan
Sanford Group	FPU and Other Responsible Parties involved with the Sanford Environmental Site
TETLP	Texas Eastern Transmission, LP
TOU	Time-of-Use

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

For the Three Months Ended September 30,	2011	2010
(in thousands, except shares and per share data)
Operating Revenues
Regulated energy	$53,789	$53,412
Unregulated energy	23,721	20,134
Other	3,100	2,920

Total operating revenues	80,610	76,466

Operating Expenses
Regulated energy cost of sales	25,811	27,257
Unregulated energy and other cost of sales	20,306	17,238
Operations	19,560	18,322
Maintenance	2,029	1,899
Depreciation and amortization	4,978	4,688
Other taxes	2,332	2,479

Total operating expenses	75,016	71,883

Operating Income	5,594	4,583

Other income, net of expenses	649	102

Interest charges	2,389	2,256

Income Before Income Taxes	3,854	2,429

Income tax expense	1,457	801

Net Income	$2,397	$1,628

Weighted-Average Common Shares Outstanding:
Basic	9,564,012	9,493,425
Diluted	9,657,970	9,497,696

Earnings Per Share of Common Stock:
Basic	$0.25	$0.17
Diluted	$0.25	$0.17

Cash Dividends Declared Per Share of Common Stock	$0.345	$0.330
The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

For the Nine Months Ended September 30,	2011	2010
(in thousands, except shares and per share data)
Operating Revenues
Regulated energy	$193,118	$197,779
Unregulated energy	112,164	104,018
Other	8,757	7,990

Total operating revenues	314,039	309,787

Operating Expenses
Regulated energy cost of sales	98,683	106,146
Unregulated energy and other cost of sales	89,017	82,713
Operations	59,796	55,847
Maintenance	5,624	5,388
Depreciation and amortization	14,936	14,075
Other taxes	7,774	7,876

Total operating expenses	275,830	272,045

Operating Income	38,209	37,742

Other income, net of expenses	699	206

Interest charges	6,654	6,924

Income Before Income Taxes	32,254	31,024

Income tax expense	12,590	12,082

Net Income	$19,664	$18,942

Weighted-Average Common Shares Outstanding:
Basic	9,552,472	9,460,462
Diluted	9,647,632	9,570,921

Earnings Per Share of Common Stock:
Basic	$2.06	$2.00
Diluted	$2.04	$1.98

Cash Dividends Declared Per Share of Common Stock	$1.020	$0.975

The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30,	2011	2010
(in thousands)
Operating Activities
Net Income	$19,664	$18,942
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,936	14,075
Depreciation and accretion included in other costs	3,755	3,248
Deferred income taxes, net	14,183	9,847
(Gain) loss on sale of assets	(449)	37
Unrealized gain on commodity contracts	(33)	(443)
Unrealized gain on investments	(51)	(13)
Employee benefits	(607)	(594)
Share-based compensation	1,078	899
Other, net	(43)	(155)
Changes in assets and liabilities:
Sale (purchase) of investments	699	(234)
Accounts receivable and accrued revenue	28,975	23,337
Propane inventory, storage gas and other inventory	159	(411)
Regulatory assets	962	967
Prepaid expenses and other current assets	(744)	621
Accounts payable and other accrued liabilities	(25,783)	(13,977)
Income taxes receivable	(3,064)	(6,392)
Accrued interest	1,562	1,381
Customer deposits and refunds	727	1,891
Accrued compensation	(1,220)	735
Regulatory liabilities	(1,534)	453
Other liabilities	(398)	580

Net cash provided by operating activities	52,774	54,794

Investing Activities
Property, plant and equipment expenditures	(33,377)	(26,201)
Proceeds from sales of assets	905	90
Purchase of investments	(300)	(2,308)
Environmental expenditures	(525)	(522)

Net cash used in investing activities	(33,297)	(28,941)

Financing Activities
Common stock dividends	(8,673)	(8,187)
(Purchase) issuance of stock for Dividend Reinvestment Plan	(920)	405
Change in cash overdrafts due to outstanding checks	1,079	7,020
Net repayment under line of credit agreements	(9,346)	(23,069)
Other short-term borrowing	(29,100)	29,100
Proceeds from issuance of long-term debt	29,000	—
Repayment of long-term debt	(1,390)	(31,207)

Net cash used in financing activities	(19,350)	(25,938)

Net Increase (decrease) in Cash and Cash Equivalents	127	(85)
Cash and Cash Equivalents — Beginning of Period	1,643	2,828

Cash and Cash Equivalents — End of Period	$1,770	$2,743

The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
Assets	2011	2010
(in thousands, except shares and per share data)

Property, Plant and Equipment
Regulated energy	$519,713	$500,689
Unregulated energy	62,828	61,313
Other	19,359	16,989

Total property, plant and equipment	601,900	578,991
Less: Accumulated depreciation and amortization	(133,751)	(121,628)
Plus: Construction work in progress	10,610	5,394

Net property, plant and equipment	478,759	462,757

Investments, at fair value	3,688	4,036

Current Assets
Cash and cash equivalents	1,770	1,643
Accounts receivable (less allowance for uncollectible accounts of $906 and $1,194, respectively)	65,692	88,074
Accrued revenue	8,434	14,978
Propane inventory, at average cost	8,351	8,876
Other inventory, at average cost	2,946	3,084
Regulatory assets	499	51
Storage gas prepayments	5,558	5,084
Income taxes receivable	9,812	6,748
Deferred income taxes	1,264	2,191
Prepaid expenses	5,549	4,613
Mark-to-market energy assets	1,229	1,642
Other current assets	212	245

Total current assets	111,316	137,229

Deferred Charges and Other Assets
Goodwill	35,613	35,613
Other intangible assets, net	3,210	3,459
Long-term receivables	51	155
Regulatory assets	21,644	23,884
Other deferred charges	3,235	3,860

Total deferred charges and other assets	63,753	66,971

Total Assets	$657,516	$670,993

The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
Capitalization and Liabilities	2011	2010
(in thousands, except shares and per share data)

Capitalization
Stockholders’ equity
Common stock, par value $0.4867 per share (authorized 25,000,000 shares)	$4,655	$4,635
Additional paid-in capital	149,091	148,159
Retained earnings	86,619	76,805
Accumulated other comprehensive loss	(2,817)	(3,360)
Deferred compensation obligation	807	777
Treasury stock	(807)	(777)

Total stockholders’ equity	237,548	226,239

Long-term debt, net of current maturities	117,069	89,642

Total capitalization	354,617	315,881

Current Liabilities
Current portion of long-term debt	9,196	9,216
Short-term borrowing	26,591	63,958
Accounts payable	38,539	65,541
Customer deposits and refunds	27,769	26,317
Accrued interest	3,351	1,789
Dividends payable	3,300	3,143
Accrued compensation	5,665	6,784
Regulatory liabilities	7,628	9,009
Mark-to-market energy liabilities	956	1,492
Other accrued liabilities	11,785	10,393

Total current liabilities	134,780	197,642

Deferred Credits and Other Liabilities
Deferred income taxes	93,650	80,031
Deferred investment tax credits	187	243
Regulatory liabilities	3,581	3,734
Environmental liabilities	9,615	10,587
Other pension and benefit costs	16,596	18,199
Accrued asset removal cost — Regulatory liability	36,280	35,092
Other liabilities	8,210	9,584

Total deferred credits and other liabilities	168,119	157,470

Other commitments and contingencies (Note 4 and 5)

Total Capitalization and Liabilities	$657,516	$670,993

The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-In	Retained	Comprehensive	Deferred	Treasury
(in thousands, except shares and per share data)	Shares(6)	Par Value	Capital	Earnings	Loss	Compensation	Stock	Total
Balances at December 31, 2009	9,394,314	$4,572	$144,502	$63,231	$(2,524)	$739	$(739)	$209,781
Net Income				26,056				26,056
Other comprehensive income, net of tax:
Employee Benefit Plans, net of tax:
Amortization of prior service costs (4)					8			8
Net Loss(5)					(844)			(844)

Total comprehensive income								25,220

Dividend Reinvestment Plan	53,806	26	1,699					1,725
Retirement Savings Plan	27,795	14	889					903
Conversion of debentures	11,865	6	196					202
Share based compensation (1) (3)	36,415	17	620					637
Tax benefit on share based compensation			253					253
Deferred Compensation Plan						38	(38)	—
Purchase of treasury stock	(1,144)						(38)	(38)
Sale and distribution of treasury stock	1,144						38	38
Dividends on share-based compensation				(104)				(104)
Cash dividends (2)				(12,378)				(12,378)

Balances at December 31, 2010	9,524,195	4,635	148,159	76,805	(3,360)	777	(777)	226,239

Net Income				19,664				19,664
Other comprehensive income, net of tax:
Employee Benefit Plans, net of tax:
Amortization of prior service costs (4)					6			6
Net Gain (5)					537			537

Total comprehensive income								20,207

Dividend Reinvestment Plan	—	—	(16)					(16)
Retirement Savings Plan	2,002	1	79					80
Conversion of debentures	8,039	4	132					136
Share based compensation (1) (3)	30,430	15	737					752
Deferred Compensation Plan						30	(30)	—
Purchase of treasury stock	(731)						(30)	(30)
Sale and distribution of treasury stock	731						30	30
Dividends on share-based compensation				(100)				(100)
Cash dividends (2)				(9,750)				(9,750)

Balances at September 30, 2011	9,564,666	$4,655	$149,091	$86,619	$(2,817)	$807	$(807)	$237,548

(1)	Includes amounts for shares issued for Directors’ compensation.

(2)	Cash dividends declared per share for the periods ended September 30, 2011 and December 31, 2010 were $1.02 and $1.305, respectively.

(3)
The shares issued under the Performance Incentive Plan (“PIP”) are net of shares withheld for employee taxes. For the periods ended September 30, 2011 and December 31, 2010 the Company withheld 12,324 and 17,695, respectively, shares for taxes.

(4)	Tax expense recognized on the prior service cost component of employees benefit plans for the periods ended September 30, 2011 and December 31, 2010 were approximately $4 and $5, respectively.

(5)	Tax expense (benefit) recognized on the net gain (loss) component of employees benefit plans for the periods ended September 30, 2011 and December 31, 2010, were $359 and ($541), respectively.

(6)	Includes 30,335 and 29,596 shares at September 30, 2011 and December 31, 2010, respectively, held in a Rabbi Trust established by the Company relating to the Deferred Compensation Plan.
The accompanying notes are an integral part of these financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
1.	Summary of Accounting Policies
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
Sale of Assets

In July 2011, we sold an Internet Protocol address asset to an unaffiliated entity for approximately $553,000. This particular Internet Protocol address was not used by us and did not have any net carrying value at the time of the sale. We recognized a non-operating gain of $553,000 from this sale, which is included in other income in the accompanying condensed consolidated statements of income.

In September 2011, we entered into an agreement with an unaffiliated entity to sell our office building located in West Palm Beach, Florida for $2.2 million. We also entered into a separate agreement to lease an office space at a different location in West Palm Beach, which is expected to commence in February 2012. The sale of our West Palm Beach office building is expected to be finalized in February 2012, at which point we expect to move some of the approximately 70 employees currently located in this building into the newly leased office space and the remaining employees into another nearby operational center in West Palm Beach, which we own. We are treating the West Palm Beach office building as an asset held for sale. The office building is included in other property, plant and equipment in the accompanying condensed consolidated balance sheets and had a net carrying value of approximately $2.0 million at September 30, 2011. Since the expected sales price, less costs to consummate the sale, exceed the net carrying value of the building, there was no impairment related to the West Palm Beach office building when we committed to the sale. As most of the West Palm Beach building is considered a property within the regulated businesses, most of the gain resulted from the sale will be charged to accumulated depreciation.

Reclassifications

We reclassified certain amounts in the condensed consolidated statements of income for the three and nine months ended September 30, 2010, and the condensed consolidated statement of cash flows for the nine months ended September 30, 2010, to conform to the current year’s presentation. These reclassifications are considered immaterial to the overall presentation of our condensed consolidated financial statements.

Recent Accounting Amendments Yet to be Adopted by the Company

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” Amendments in the ASU do not extend the use of fair value accounting but provide guidance on how it should be applied where its use is already required or permitted by other standards within International Financial Accounting Standards (“IFRS”) or U.S. GAAP. ASU 2011-04 supersedes most of the guidance in Topic 820, although many of the changes are clarifications of existing guidance or wording changes to align with IFRS. Certain amendments in ASU 2011-04 change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements. The amendments in ASU 2011-04 are effective for public entities for interim and annual periods beginning after December 15, 2011, and should be applied prospectively. Early adoption is not permitted for public entities. We expect the adoption of ASU 2011-04 to have no material impact on our financial position and results of operations.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 amends the guidance in Topic 220 “Comprehensive Income,” by eliminating the option to present components of other comprehensive income (“OCI”) in the statement of stockholders’ equity. Instead, the new guidance now requires entities to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. The components of OCI have not changed nor has the guidance on when OCI items are reclassified to net income; however, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income. Similarly, ASU 2011-05 does not change the guidance to disclose OCI components gross or net of the effect of income taxes, provided that the tax effects are presented on the face of the statement in which OCI is presented, or disclosed in the notes to the financial statements. For public entities, the amendments in ASU 2011-05 are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2011. The amendments should be applied retrospectively, and early adoption is permitted. We plan to comply with the new OCI presentation at the end of 2011.

In September 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other (Topic 350) Testing Goodwill for Impairment.” ASU 2011-08 allows an entity to assess qualitatively whether it is necessary to perform step one of the two-step annual goodwill impairment test. Step one would be required if it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount. This is different than previous guidance, which required entities to perform step one of the test, at least annually, by comparing the fair value of a reporting unit to its carrying amount. An entity may elect to bypass the qualitative assessment and proceed directly to step one, for any reporting unit, in any period. ASU 2011-08 does not change the guidance on when to test goodwill for impairment. The amendments in ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We expect the adoption of ASU 2011-08 to have no material impact on our financial position and results of operations.

2.	Calculation of Earnings Per Share

	Three Months		Nine Months
For the Periods Ended September 30,	2011	2010	2011	2010
(in thousands, except shares and per share data)
Calculation of Basic Earnings Per Share:
Net Income	$2,397	$1,628	$19,664	$18,942
Weighted average shares outstanding	9,564,012	9,493,425	9,552,472	9,460,462

Basic Earnings Per Share	$0.25	$0.17	$2.06	$2.00

Calculation of Diluted Earnings Per Share:
Reconciliation of Numerator:
Net Income	$2,397	$1,628	$19,664	$18,942
Effect of 8.25% Convertible debentures (1)	15	—	46	56

Adjusted numerator — Diluted	$2,412	$1,628	$19,710	$18,998

Reconciliation of Denominator:
Weighted shares outstanding — Basic	9,564,012	9,493,425	9,552,472	9,460,462
Effect of dilutive securities (1):
Share-based Compensation	23,925	4,271	22,623	23,708
8.25% Convertible debentures	70,033	—	72,537	86,751

Adjusted denominator — Diluted	9,657,970	9,497,696	9,647,632	9,570,921

Diluted Earnings Per Share	$0.25	$0.17	$2.04	$1.98

(1)	Amounts associated with securities resulting in an anti-dilutive effect on earnings per share are not included in this calculation.
3.	Rates and Other Regulatory Activities

Our natural gas and electric distribution operations in Delaware, Maryland and Florida are subject to regulation by their respective Public Service Commission (“PSC”); Eastern Shore Natural Gas Company (“Eastern Shore”), our natural gas transmission operation, is subject to regulation by the Federal Energy Regulatory Commission (“FERC”); and Peninsula Pipeline Company, Inc. (“Peninsula Pipeline”) is subject to regulation by the Florida PSC. Chesapeake’s Florida natural gas distribution division and the natural gas and electric distribution operations of Florida Public Utilities Company (“FPU”) continue to be subject to regulation by the Florida PSC as separate entities.

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

On June 17, 2010, the Division of the Public Advocate filed an appeal with the Delaware Superior Court, asking it to overturn the Delaware PSC’s decision with regard to refunds for past capacity releases. On June 28, 2010, the Delaware division filed a Notice of Cross Appeal with the Delaware Superior Court, asking it to overturn the Delaware PSC’s decision with regard to requiring the Delaware division to adhere to asymmetrical pricing principles for future capacity releases to PESCO. On June 13, 2011, the Delaware Superior Court issued its decision affirming all aspects of the Delaware PSC’s Order on May 18, 2010, which included its decision not to require the Delaware division to issue any refunds for past releases.

On June 29, 2011, the Delaware Attorney General filed an appeal with the Delaware Supreme Court, asking it to review the Delaware Superior Court’s decision affirming the Delaware PSC decision with regard to refunds for past capacity releases. On July 12, 2011, the Delaware division filed a Notice of Cross Appeal with the Delaware Supreme Court, asking it to overturn the Superior Court’s decision with regard to the Delaware PSC’s decision on future capacity releases to PESCO. On August 3, 2011, the Delaware Attorney General filed a Notice of Dismissal with the Supreme Court in which the Delaware Attorney General withdrew its appeal. Consequently, on August 4, 2011, the Delaware division filed a Notice of Dismissal with the Supreme Court to withdrawal its cross appeal. This officially closes the case and eliminates any potential liability related to potential refunds for past capacity releases. Due to the ongoing legal proceedings, the parties have not yet opened a separate docket to determine an alternative pricing methodology for future capacity releases.

Our Delaware division also had developments in the following matters with the Delaware PSC:

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

On September 1, 2011, the Delaware division filed with the Delaware PSC its annual GSR Application, seeking approval to change its GSR, effective November 1, 2011. On September 20, 2011, the Delaware PSC authorized the Delaware division to implement the GSR charges, as filed, on November 1, 2011, on a temporary basis, subject to refund, pending the completion of full evidentiary hearings and a final decision. We anticipate that the Delaware PSC will render a final decision on the GSR charges in the second or third quarter of 2012.

On September 19, 2011, the Delaware division filed with the Delaware PSC two applications seeking approval to begin charging customers for the franchise fees imposed upon the Delaware division by the City of Lewes, Delaware and the Town of Dagsboro, Delaware. These applications are very similar to requests the Delaware PSC has already approved for six other local governments. On October 3, 2011, the Delaware PSC issued orders on both matters, effectively opening the proceedings and setting evidentiary hearings for November 8, 2011. We anticipate that the Delaware PSC will render a decision in the fourth quarter of 2011.

Maryland

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

On March 2, 2011, the Maryland division filed with the Maryland PSC an application for the approval of a franchise executed between the Maryland division and the Board of County Commissioners of Cecil County, Maryland. In this franchise agreement, the County granted the Maryland division a 50-year, non-exclusive franchise to construct and operate natural gas distribution facilities within the present and future jurisdictional boundaries of Cecil County. On April 11, 2011, the Maryland PSC issued an Order approving the franchise between the Maryland division and Cecil County, subject to no adverse comments being received within 30 days after the issuance of the Order. On May 10, 2011, comments opposing the application were filed by Pivotal Utility Holdings, Inc. d/b/a Elkton Gas (“Pivotal”). Pivotal also provides natural gas service to customers in a portion of Cecil County. On June 8, 2011, the Maryland PSC granted the Maryland division the authority to exercise its franchise in a majority of the area requested in the Maryland division’s application. The approval for a small portion of the area within the requested franchise area, which is closest to the area served by Pivotal, has been withheld until an evidentiary hearing is convened. On August 16, 2011, the Maryland division submitted testimony in support of its proposed boundary with Pivotal. On September 29, 2011, the parties in the proceeding (Maryland division, Pivotal, Maryland PSC Staff, and the Office of People’s Counsel) submitted a proposed settlement agreement for the Maryland PSC’s consideration that outlines an agreed upon boundary between the Maryland division and Pivotal in the small portion of Cecil County that was subject to further review. On October 12, 2011, the assigned Public Utility Law Judge in this matter issued a Proposed Order, approving the proposed settlement agreement as submitted by the parties in the proceeding. The Proposed Order will become a final order of the Maryland PSC on November 15, 2011, unless an appeal is noted with the Maryland PSC before that date by any party to this proceeding, or the Maryland PSC modifies or reverses the Proposed Order or initiates further proceedings into this matter.

On May 17, 2011, the Maryland division filed with the Maryland PSC an application for approval of a franchise executed between the Maryland division and the Board of County Commissioners for Worcester County, Maryland. In this franchise agreement, the County granted the Maryland division a 25-year, non-exclusive, franchise to construct and operate natural gas distribution facilities within the present and future jurisdictional boundaries of Worcester County. On June 14, 2011, the Maryland PSC issued an Order approving the franchise between the Maryland division and Worcester County, subject to no adverse comments being received within 20 days after the issuance of the Order. No adverse comments were filed within the comment period and the order became effective on July 5, 2011.

On August 12, 2011, the Maryland division submitted a request to the Maryland PSC for approval of a negotiated delivery service rate for a large customer on its system. At its regularly scheduled meeting on September 21, 2011, the Maryland PSC granted approval of the negotiated delivery service rate effective for bills rendered after that date.

Florida

“Come-Back” Filing: As part of our 2010 rate case settlement in Florida, the Florida PSC required us to submit a “Come-Back” filing, detailing all known benefits, synergies, cost savings and cost increases resulting from the merger with FPU. We submitted this filing on April 29, 2011. We are requesting the recovery, through rates, of approximately $34.2 million in acquisition adjustment (the price paid in excess of the book value) and $2.2 million in merger-related costs. In the past, the Florida PSC has allowed recovery of an acquisition adjustment under certain circumstances to provide an incentive for larger utilities to purchase smaller utilities. The Florida PSC requires a company seeking recovery of the acquisition adjustment and merger-related costs to demonstrate that customers will benefit from the acquisition. They use the following five factor test to determine if the customers are benefiting from the transaction: (a) increased quality of service; (b) lower operating costs; (c) increased ability to attract capital for improvements; (d) lower overall cost of capital; and (e) more professional and experienced managerial, financial, technical and operational resources. With respect to lower costs, the Florida PSC effectively requires that the synergies be sufficient to offset the rate impact of the recovery of the acquisition adjustment and merger-related costs. The Florida PSC is expected to address our request for recovery of the acquisition adjustment and merger-related costs at the November 2011 agenda conference.

If the Florida PSC approves recovery of the acquisition adjustment and merger-related costs, we would be able to classify these amounts as regulatory assets and include them in our investment, or rate base, when determining our Florida natural gas rates. Additionally, we would calculate our rate of return based upon this higher level of investment, which would effectively enable us to earn a return on this investment. We would also be able to amortize the acquisition adjustment and merger-related costs over 30 and five years, respectively. Amortization expense would be included in the calculation of our rates.

If recovery of the acquisition adjustment and merger-related costs is approved, our earnings may be reduced by as much as $1.6 million annually for the amortization expense (approximately $1.3 million is non-tax-deductible) until 2014 and $1.1 million annually (non-tax deductible) thereafter until 2039. This amortization expense would be a non-cash charge, and the net effect of the recovery would be positive cash flow. Over the long-term, however, the inclusion of the acquisition adjustment and merger-related costs in our rate base and the recovery of these regulatory assets through amortization expense will increase our earnings and cash flows above what we would have otherwise been able to achieve.

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

Marianna Franchise: On July 7, 2009, the City Commission of Marianna, Florida (“Marianna Commission”) adopted an ordinance granting a franchise to FPU effective February 1, 2010 for a period not to exceed 10 years for the operation and distribution and/or sale of electric energy (the “Franchise Agreement”). The Franchise Agreement provides that FPU will develop and implement new time-of-use (“TOU”) and interruptible electric power rates, or other similar rates, mutually agreeable to FPU and the City of Marianna. The Franchise Agreement further provides for the TOU and interruptible rates to be effective no later than February 17, 2011, and available to all customers within FPU’s Northwest Division, which includes the City of Marianna. If the rates were not in effect by February 17, 2011, the City of Marianna would have the right to give notice to FPU within 180 days thereafter of its intent to exercise an option in the Franchise Agreement to purchase FPU’s property (consisting of the electric distribution assets) within the City of Marianna. Any such purchase would be subject to approval by the Marianna Commission, which would also need to approve the presentation of a referendum to voters in the City of Marianna for the approval of the purchase and the operation by the City of Marianna of an electric distribution facility. If the purchase is approved by the Marianna Commission and by the referendum, the closing of the purchase must occur within 12 months after the referendum is approved. If the City of Marianna elects to purchase the Marianna property, the Franchise Agreement requires the City of Marianna to pay FPU the fair market value for such property as determined by three qualified appraisers. Future financial results would be negatively affected by the loss of earnings generated by FPU from its approximately 3,000 customers in the City under the Franchise Agreement.

In accordance with the terms of the Franchise Agreement, FPU developed TOU and interruptible rates and on December 14, 2010, FPU filed a petition with the Florida PSC for authority to implement such proposed TOU and interruptible rates on or before February 17, 2011. On February 11, 2011, the Florida PSC issued an Order approving FPU’s petition for authority to implement the proposed TOU and interruptible rates, which became effective on February 8, 2011. The City of Marianna has objected to the proposed rates and has filed a petition protesting the entry of the Florida PSC’s Order. On March 17, 2011, FPU filed a Motion to Dismiss the petition by the City of Marianna and requested oral argument. On June 14, 2011, the Florida PSC granted FPU’s request for oral argument and on July 5, 2011, issued an Order approving FPU’s Motion to Dismiss the protest by the City of Marianna, without prejudice. On July 25, 2011, the City of Marianna filed an amended petition protesting the entry of the Florida PSC’s Order. On August 12, 2011, FPU filed a new Motion to Dismiss the petition by the City of Marianna and requested oral argument. The Florida PSC’s decision with respect to the amended petition by the City of Marianna is expected in December 2011.

On January 26, 2011, FPU filed a petition with the Florida PSC for approval of an amendment to FPU’s Generation Services Agreement entered into between FPU and Gulf Power Corporation (“Gulf Power”). The amendment provides for a reduction in the capacity demand quantity, which generates the savings necessary to support the TOU and interruptible rates approved by the Florida PSC. The amendment also extends the current agreement by two years, with a new expiration date of December 31, 2019. Pursuant to its Order dated June 21, 2011, the Florida PSC approved the amendment. On July 12, 2011, the City of Marianna filed a protest of this decision and requested a hearing on the amendment. On July 28, 2011, FPU filed a Motion to Dismiss the petition by the City of Marianna and requested oral argument. The Florida PSC’s decision with respect to the protest filed by the City of Marianna is expected in December 2011.

On April 7, 2011, FPU filed a petition for approval of a mid-course reduction to its Northwest Division fuel rates based on two factors: (1) the previously discussed amendment to the Generation Services Agreement with Gulf Power and (2) a weather-related increase in sales resulting in an accelerated collection of the prior year’s under-recovered costs. Pursuant to its Order dated July 5, 2011, the Florida PSC approved the petition, which is projected to reduce customers’ fuel rates for the remaining months of 2011 by approximately 10 percent.

As disclosed in Note 5, “Other Commitments and Contingencies,” to the unaudited condensed consolidated financial statements, the City of Marianna, on March 2, 2011, filed a complaint against FPU in the Circuit Court of the Fourteenth Judicial Circuit in and for Jackson County, Florida, alleging breaches of the Franchise Agreement by FPU and seeking a declaratory judgment that the City of Marianna has the right to exercise its option to purchase FPU’s property in the City of Marianna in accordance with the terms of the Franchise Agreement. On March 28, 2011, FPU filed its answer to the declaratory action by the City of Marianna, in which it denied the material allegation by the City of Marianna and asserted several affirmative defenses. The litigation remains pending and discovery is still underway.

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

Rate Case Filing: On December 30, 2010, Eastern Shore filed with the FERC a base rate proceeding in accordance with the terms of the settlement in its prior base rate proceeding. The rate filing reflects increases in operating and maintenance expenses, depreciation expense, and a return on existing and new gas plant facilities expected to be placed into service before June 30, 2011. The FERC issued a notice of the filing on January 3, 2011. Protests were received from several interested parties, and other parties intervened in the proceeding. On January 31, 2011, the FERC issued its Order accepting the filing and suspending its effectiveness for the full five-month period permitted under the Natural Gas Act. The discovery process commenced on February 22, 2011, and FERC Staff performed an on-site audit on March 16-17, 2011. Settlement conferences involving Eastern Shore, FERC Staff and other interested parties have resulted in a settlement in principle, which provides a cost of service of approximately $29.1 million and a pre-tax return of 13.9 percent. This represents an annual rate increase of approximately $805,000, effective July 29, 2011. The settlement also includes a rate reduction, effective November 1, 2011, associated with the 15,000 Dekatherms per day (“Dts/d”) phase-in of new transportation services on Eastern Shore’s eight-mile extension to interconnect with the Texas Eastern Transmission LP (“TETLP”) pipeline system. This rate reduction fully offsets the increased revenue that would have been generated from the 15,000 Dts/d increase in firm service. The settlement also provides a five-year moratorium on the parties’ rights to challenge Eastern Shore’s rates and on Eastern Shore’s right to file a base rate increase. The settlement allows Eastern Shore to file for rate adjustments during those five years in the event certain costs related to government-mandated obligations are incurred and Eastern Shore’s pre-tax earnings do not equal or exceed 13.9 percent. Eastern Shore expects to finalize the settlement with the parties in November 2011 and submit it to the FERC for approval. The FERC’s approval is expected by late 2011 or early 2012.

Starting in July 2011, Eastern Shore adjusted its billing to reflect the rates requested in the base rate proceeding, subject to refund to customers upon the conclusion of this proceeding. Eastern Shore recorded approximately $911,000 as a regulatory liability as of September 30, 2011, to fully reserve any incremental revenues generated by the new rates until the settlement is filed and approved by the FERC.

Mainline Extension Project: On April 1, 2011, Eastern Shore filed a notice of its intent under its blanket certificate to construct, own and operate new mainline facilities to deliver additional firm service of 3,405 Dts/d of natural gas to an existing industrial customer. The FERC published notice of this filing on April 7, 2011. The 60-day comment period subsequent to the FERC notice expired on June 6, 2011, and the requested authorization became effective on that date.

On April 28, 2011, Eastern Shore filed a notice of intent under its blanket certificate to construct, own and operate new mainline facilities to deliver additional firm service of 6,250 Dts/d of natural gas to Chesapeake’s Delaware and Maryland divisions and Eastern Shore Gas, an unaffiliated provider of piped propane service in Maryland. The FERC published notice of this filing on May 12, 2011 and one of Eastern Shore’s customers filed a conditional protest with the FERC, which it withdrew on July 29, 2011. Upon withdrawal of the protest, the requested authorization became effective.

Also on April 28, 2011, Eastern Shore filed a notice of intent under its blanket certificate to construct, own and operate new mainline facilities to deliver additional firm service of 4,070 Dts/d of natural gas to Chesapeake’s Maryland division to provide new natural gas service in Cecil County, Maryland. The FERC published notice of this filing on May 12, 2011 and one of Eastern Shore’s customers filed a conditional protest with the FERC, which it withdrew on July 29, 2011. Upon withdrawal of the protest, the requested authorization became effective.

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

On August 15, 2011, Eastern Shore filed certain tariff sheets to update certain Delivery Point Area definitions contained in its FERC Gas Tariff. The FERC published the notice of this filing on August 16, 2011, and no protests or adverse comments opposing this filing were submitted. On September 13, 2011, the FERC issued a Letter Order, accepting the tariff revisions as proposed, effective September 14, 2011.

On September 7, 2011, Eastern Shore filed certain tariff sheets to reflect a decrease in the Annual Charge Adjustment, which is a surcharge designed to recover applicable program costs incurred by the FERC. The surcharge decreased from $0.0019 per Dt to $0.0018 per Dt. The FERC published the notice of this filing on September 8, 2011, and no protests or adverse comments opposing this filing were submitted. On September 27, 2011, the FERC issued a Letter Order, accepting the tariff revisions as proposed, effective October 1, 2011.

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

As of September 30, 2011, we had approximately $11.1 million in environmental liabilities related to all of FPU’s MGP sites in Florida, which include the Key West, Pensacola, Sanford and West Palm Beach sites, representing our estimate of the future costs associated with those sites. FPU has approval to recover up to $14.0 million of its environmental costs related to all of its MGP sites from insurance and from customers through rates. Approximately $8.2 million of FPU’s expected environmental costs have been recovered from insurance and customers through rates as of September 30, 2011. We also had approximately $5.8 million in regulatory assets for future recovery of environmental costs from FPU’s customers.

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

FPU is currently implementing the interim RAP for the east parcel of the West Palm Beach site, including the incorporation of FDEP’s conditions for approval. The operations on the east parcel have been relocated, and the structures removed. New monitoring wells and Air Sparging and Soil-Vapor Extraction (“AS/SVE”) test wells were installed on the east parcel in May 2011. The initial round of SVE and sparging pilot testing was conducted in June 2011, and a subsequent round of testing was conducted in July of 2011. A supplement to the interim RAP is being prepared to present to FDEP the findings of the pilot testing and proposed design details for a full-scale remediation system.

Estimated costs of remediation for the West Palm Beach site range from approximately $4.7 million to $15.8 million. We have revised our estimated maximum cost of $13.1 million to $15.8 million to include costs associated with relocation of FPU’s operations at this site, which may be necessary to implement the remedial plan, and any potential costs associated with future redevelopment of the properties.

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

In January 2007, FPU and other members of the Sanford Group signed a Third Participation Agreement, which provides for funding the final remedy approved by EPA for the site. FPU’s share of remediation costs under the Third Participation Agreement is set at five percent of a maximum of $13 million, or $650,000. As of September 30, 2011, FPU has paid $650,000 to the Sanford Group escrow account for its share of the funding requirements.

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

As of September 30, 2011, FPU’s remaining share of remediation expenses, including attorneys’ fees and costs, is estimated to be $24,000. However, we are unable to determine, to a reasonable degree of certainty, whether the other members of the Sanford Group will accept FPU’s asserted defense to liability for costs exceeding $13.0 million to implement the final remedy for this site or will pursue a claim against FPU for a sum in excess of the $650,000 that FPU has paid under the Third Participation Agreement. No such claims have been made as of September 30, 2011.

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

FPU and the current site owner have had several discussions regarding the approach to be taken with FDEP and the proposed scope of work. Representatives of FPU, FDEP and the current site owner participated in a teleconference on July 7, 2011. During that call, the scope of work was tentatively agreed upon, and FDEP agreed to proceed without using a consent order. FPU and the current site owner submitted a work plan and schedule to FDEP on September 30, 2011. Potential costs for investigation and remediation are projected to be $118,000.

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

In addition, we had $284,000 in environmental liabilities at September 30, 2011, related to Chesapeake’s MGP sites in Maryland and Florida, representing our estimate of future costs associated with these sites. As of September 30, 2011, we had approximately $1.1 million in regulatory and other assets for future recovery through rates. The following discussion provides details on MGP sites for Chesapeake’s Maryland and Florida divisions:

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

Through September 30, 2011, we have incurred and paid approximately $2.9 million for remedial actions and environmental studies related to this site. We have recovered approximately $2.3 million through insurance proceeds or in rates, and $580,000 is expected to be recovered through future rates.

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

Through September 30, 2011, we have incurred and paid approximately $1.7 million for remedial activities at this site, and we have estimated and accrued for additional future costs of $284,000. We have recovered through rates $1.5 million of the costs to remediate the Winter Haven site and continue to expect that the remaining $481,000, which is included in regulatory assets, will be recoverable from customers through our approved rates.

Other

We are in discussions with the MDE regarding a former MGP site located in Cambridge, Maryland. The outcome of this matter cannot be determined at this time; therefore, we have not recorded an environmental liability for this location.

5.	Other Commitments and Contingencies
Litigation

In May 2010, an FPU propane customer filed a class action complaint against FPU in Palm Beach County, Florida, alleging, among other things, that FPU acted in a deceptive and unfair manner related to a particular charge by FPU on its bills to propane customers and the description of such charge. The suit sought to certify a class comprised of FPU propane customers to whom such charge was assessed since May 2006 and requested damages and statutory remedies based on the amounts paid by FPU customers for such charge. FPU vigorously denied any wrongdoing and maintained that the particular charge at issue is customary, proper and fair. Without admitting any wrongdoing, validity of the claims or a properly certifiable class for the complaint, FPU entered into a settlement agreement with the plaintiff in September 2010 to avoid the burden and expense of continued litigation. The court approved the final settlement agreement, and the judgment became final on March 13, 2011. In 2010, we recorded $1.2 million of the total estimated costs related to this litigation. Pursuant to the final settlement agreement, the distribution to the class was made by May 13, 2011.

On March 2, 2011, the City of Marianna, Florida filed a complaint against FPU in the Circuit Court of the Fourteenth Judicial Circuit in and for Jackson County, Florida. In the complaint, the City of Marianna alleged three breaches of the Franchise Agreement by FPU: (i) FPU failed to develop and implement TOU and interruptible rates that were mutually agreed to by the City of Marianna and FPU; (ii) mutually agreed upon TOU and interruptible rates by FPU were not effective or in effect by February 17, 2011; and (iii) FPU did not have such rates available to all of FPU’s customers located within and without the corporate limits of the City of Marianna. The City of Marianna is seeking a declaratory judgment allowing it to exercise its option under the Franchise Agreement to purchase FPU’s property (consisting of the electric distribution assets) within the City of Marianna. Any such purchase would be subject to approval by the Marianna Commission, which would also need to approve the presentation of a referendum to voters in the City of Marianna related to the purchase and the operation by the City of Marianna of an electric distribution facility. If the purchase is approved by the Marianna Commission and the referendum is approved by the voters, the closing of the purchase must occur within 12 months after the referendum is approved. On March 28, 2011, FPU filed its answer to the declaratory action by the City of Marianna, in which it denied the material allegations by the City of Marianna and asserted several affirmative defenses. The litigation remains pending and discovery is still underway. On August 3, 2011, the City of Marianna notified FPU that it was formally exercising its option to purchase FPU’s property. On August 31, 2011, FPU advised the City of Marianna that it has no right to exercise the purchase option under the Franchise Agreement and that FPU would continue to oppose the effort by the City of Marianna to purchase FPU’s property. FPU intends to continue its vigorous defense of the lawsuit filed by the City of Marianna and intends to oppose the adoption of any proposed referendum to approve the purchase of the FPU property in the City of Marianna.

Natural Gas, Electric and Propane Supply

Our natural gas, electric and propane distribution operations have entered into contractual commitments to purchase gas, electricity and propane from various suppliers. The contracts have various expiration dates. We have a contract with an energy marketing and risk management company to manage a portion of our natural gas transportation and storage capacity. This contract expires on March 31, 2013.

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

FPU’s electric fuel supply contracts require FPU to maintain an acceptable standard of creditworthiness based on specific financial ratios. FPU’s agreement with JEA requires FPU to comply with the following ratios based on the results of the prior 12 months: (a) total liabilities to tangible net worth less than 3.75 times, and (b) fixed charge coverage ratio greater than 1.5 times. If either ratio is not met by FPU, it has 30 days to cure the default or provide an irrevocable letter of credit if the default is not cured. FPU’s electric fuel supply agreement with Gulf Power requires FPU to meet the following ratios based on the average of the prior six quarters: (a) funds from operations interest coverage ratio (minimum of 2 times), and (b) total debt to total capital (maximum of 65 percent). If FPU fails to meet the requirements, it has to provide the supplier a written explanation of actions taken or proposed to be taken to become compliant. Failure to comply with the ratios specified in the Gulf Power agreement could result in FPU providing an irrevocable letter of credit. As of September 30, 2011, FPU was in compliance with all of the requirements of its fuel supply contracts.

Corporate Guarantees

The Board of Directors has previously authorized the Company to issue up to $35 million of corporate guarantees or letters of credit on behalf of our subsidiaries. On March 2, 2011, the Board increased this limit from $35 million to $45 million.

We have issued corporate guarantees to certain vendors of our subsidiaries, the largest portion of which are for our propane wholesale marketing subsidiary and our natural gas marketing subsidiary. These corporate guarantees provide for the payment of propane and natural gas purchases in the event of the respective subsidiary’s default. Neither subsidiary has ever defaulted on its obligations to pay its suppliers. The liabilities for these purchases are recorded in our financial statements when incurred. The aggregate amount guaranteed at September 30, 2011 was $26.7 million, with the guarantees expiring on various dates through December 2012.

Chesapeake guarantees the payment of FPU’s first mortgage bonds. The maximum exposure under the guarantee is the outstanding principal and accrued interest balances. The outstanding principal balances of FPU’s first mortgage bonds approximate their carrying values (see Note 12, “Long-Term Debt,” to the unaudited condensed consolidated financial statements for further details).

In addition to the corporate guarantees, we have issued a letter of credit for $1.0 million, which expires on September 12, 2012, related to the electric transmission services for FPU’s northwest electric division. We have also issued a letter of credit to our current primary insurance company for $656,000, which expires on December 2, 2011, as security to satisfy the deductibles under our various outstanding insurance policies. As a result of a change in our primary insurance company in 2010, we renewed the letter of credit for $725,000 to our former primary insurance company, which will expire on June 1, 2012. There have been no draws on these letters of credit as of September 30, 2011. We do not anticipate that the letters of credit will be drawn upon by the counterparties, and we expect that the letters of credit will be renewed to the extent necessary in the future.

We provided a letter of credit for $2.5 million to TETLP related to the Precedent Agreement, which is further described below.
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

Our Delmarva natural gas supplies are currently received primarily from the Gulf of Mexico natural gas production region and are transported through three interstate upstream pipelines, two of which interconnect directly with Eastern Shore’s transmission system. The new firm transportation service contracts between our Delaware and Maryland divisions and TETLP will provide an additional direct interconnection with Eastern Shore’s transmission system and access to new sources of natural gas supplies from other natural gas production regions, including the Appalachian production region, thereby providing increased reliability and diversity of supply. They will also provide our Delaware and Maryland divisions with additional upstream transportation capacity to meet current customer demands and to plan for sustainable growth.

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

The Precedent Agreement requires us to reimburse TETLP for our proportionate share of TETLP’s pre-service costs incurred to date, if we terminate the Precedent Agreement, are unwilling or unable to perform our material duties and obligations thereunder, or take certain other actions whereby TETLP is unable to obtain the authorizations and exemptions required for this project. If such termination were to occur, we estimate that our proportionate share of TETLP’s pre-service costs could be approximately $3.8 million as of September 30, 2011. If we were to terminate the Precedent Agreement after TETLP completed its construction of all facilities, which is expected to be in the fourth quarter of 2012, our proportionate share could be as much as approximately $50 million. The actual amount of our proportionate share of such costs could differ significantly and would ultimately be based on the level of pre-service costs at the time of any potential termination. As our Delaware and Maryland divisions have now executed the required reservation rate agreements with TETLP, we believe that the likelihood of terminating the Precedent Agreement and having to reimburse TETLP for our proportionate share of TETLP’s pre-service costs is remote.

As previously mentioned, we have provided a letter of credit to TETLP for $2.5 million, which is the maximum amount required under the Precedent Agreement with TETLP.

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

Non-income-based Taxes

From time to time, we are subject to various audits and reviews by the states and other regulatory authorities regarding non-income-based taxes. We are currently undergoing a sales tax audit in Florida. As of September 30, 2011, we maintained an accrual of $578,000 related to additional sales taxes and gross receipts taxes owed to various states, all of which were recorded in 2010.

Other Contingency

As of September 30, 2011, we maintained a $750,000 accrual, which was recorded in 2010 based on management’s assessment of FPU’s earnings and regulatory risk to its earnings associated with possible Florida PSC action related to our requested recovery and the matters set forth in the “Come-Back” filing (See Note 3, “Rates and Other Regulatory Activities,” to the unaudited condensed consolidated financial statements for further discussion).

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

The following table presents information about our reportable segments.

	Three Months Ended		Nine Months Ended
For the Perionds Ended September 30,	2011	2010	2011	2010
(in thousands)

Operating Revenues, Unaffiliated Customers

Regulated Energy	$53,435	$53,112	$192,130	$196,957
Unregulated Energy	23,720	20,134	112,163	103,654
Other	3,455	3,220	9,746	9,176

Total operating revenues, unaffiliated customers	$80,610	$76,466	$314,039	$309,787

Intersegment Revenues (1)

Regulated Energy	$354	$300	$988	$822
Unregulated Energy	1	—	1	364
Other	196	197	586	644

Total intersegment revenues	$551	$497	$1,575	$1,830

Operating Income (Loss)

Regulated Energy	$7,023	$6,536	$31,194	$32,360
Unregulated Energy	(1,472)	(2,237)	7,047	4,732
Other and eliminations	43	284	(32)	650

Total operating income	5,594	4,583	38,209	37,742

Other income, net of other expenses	649	102	699	206
Interest	2,389	2,256	6,654	6,924
Income taxes	1,457	801	12,590	12,082

Net income	$2,397	$1,628	$19,664	$18,942

(1)	All significant intersegment revenues are billed at market rates and have been eliminated from consolidated operating revenues.

	September 30,	December 31,
(in thousands)	2011	2010

Identifiable Assets
Regulated energy	$528,492	$520,192
Unregulated energy	96,760	113,039
Other	32,264	37,762

Total identifiable assets	$657,516	$670,993

Our operations are almost entirely domestic. Our advanced information services subsidiary, BravePoint, has infrequent transactions in foreign countries, primarily Canada, which are denominated and paid in U.S. dollars. These transactions are immaterial to the consolidated revenues.

7.	Employee Benefit Plans
Net periodic benefit costs for our pension and post-retirement benefits plans for the three and nine months ended September 30, 2011 and 2010 are set forth in the following table:

							Chesapeake
	Chesapeake		FPU		Chesapeake		Postretirement		FPU
(in thousands)	Pension Plan		Pension Plan		SERP		Plan		Medical Plan
For the Three Months Ended September 30,	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
Service Cost	$—	$—	$—	$—	$—	$—	$—	$—	$26	$28
Interest Cost	130	147	671	638	26	35	14	30	38	33
Expected return on plan assets	(100)	(108)	(683)	(618)	—	—	—	—	—	—
Amortization of prior service cost	(1)	(1)	—	—	4	5	—	—	—	—
Amortization of net loss	39	40	—	—	10	15	—	15	5	—

Net periodic cost (benefit)	68	78	(12)	20	40	55	14	45	69	61

Settlement expense	—	—	—	—	219	—	—	—	—	—
Amortization of pre-merger regulatory asset	—	—	190	191	—	—	—	—	2	2

Total periodic cost	$68	$78	$178	$211	$259	$55	$14	$45	$71	$63

							Chesapeake
	Chesapeake		FPU		Chesapeake		Postretirement		FPU
(in thousands)	Pension Plan		Pension Plan		SERP		Plan		Medical Plan
For the Nine Months Ended September 30,	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
Service Cost	$—	$—	$—	$—	$—	$—	$—	$—	$79	$83
Interest Cost	390	441	2,014	1,913	80	105	44	91	116	101
Expected return on plan assets	(302)	(323)	(2,051)	(1,856)	—	—	—	—	—	—
Amortization of prior service cost	(4)	(4)	—	—	14	15	—	—	—	—
Amortization of net loss	117	119	—	—	29	45	—	44	15	—

Net periodic cost (benefit)	201	233	(37)	57	123	165	44	135	210	184

Settlement expense	217	—	—	—	219	—	—	—	—	—
Amortization of pre-merger regulatory asset	—	—	571	698	—	—	—	—	6	6

Total periodic cost	$418	$233	$534	$755	$342	$165	$44	$135	$216	$190

We expect to record pension and postretirement benefit costs of approximately $1.9 million for 2011. Included in that amount is a pension settlement expense of $217,000 recorded during the first nine months of 2011 related to a lump-sum pension distribution of $844,000 from the Chesapeake Pension Plan in January 2011 and $219,000 of settlement expense in July 2011 related to a lump-sum distribution of $765,000 from the Chesapeake SERP. Also included in the $1.9 million pension and postretirement benefit costs for 2011 is $769,000 related to continued amortization of the FPU pension regulatory asset, which represents the portion attributable to FPU’s regulated energy operations of the changes in funded status that occurred but were not recognized as part of net periodic benefit costs prior to the merger. This was deferred as a regulatory asset by FPU prior to the merger to be recovered through rates pursuant to a previous order by the Florida PSC. The unamortized balance of this regulatory asset was $6.1 million and $6.7 million at September 30, 2011 and December 31, 2010, respectively.

During the three and nine months ended September 30, 2011, we contributed $818,000 and $885,000, respectively, to the Chesapeake Pension Plan. We also contributed $466,000 and $1.0 million to the FPU Pension Plan during the three and nine months ended September 30, 2011, respectively. We expect to contribute $1.0 million and $1.3 million to the Chesapeake and FPU Pension Plans, respectively, during the year 2011.

The Chesapeake SERP, the Chesapeake Postretirement Plan and the FPU Medical Plan are unfunded and are expected to be paid out of our general funds. Cash benefits paid under the Chesapeake SERP for the three and nine months ended September 30, 2011, were $22,000 and $67,000, respectively; for the year 2011, such benefits paid are expected to be approximately $853,000, which includes the lump-sum distribution of $765,000 as mentioned above. Cash benefits paid for the Chesapeake Postretirement Plan, primarily for medical claims for the three and nine months ended September 30, 2011, totaled $22,000 and $68,000, respectively; for the year 2011, we have estimated that approximately $96,000 will be paid for such benefits. Cash benefits paid for the FPU Medical Plan, primarily for medical claims for the three and nine months ended September 30, 2011, totaled $72,000 and $107,000, respectively; for the year 2011, we have estimated that approximately $158,000 will be paid for such benefits.

In connection with the lump-sum pension distribution from the Chesapeake Pension Plan in January 2011 and the Chesapeake SERP in July 2011, and related settlement accounting, we re-measured the assets and obligations of the Chesapeake Pension Plan and the Chesapeake SERP. The assumptions used for the discount rate to calculate the benefit obligation remained unchanged at five percent. The average expected return on plan assets also did not change and remained at six percent.

8.	Investments

The investment balance at September 30, 2011, represents: (a) a Rabbi Trust associated with our Supplemental Executive Retirement Savings Plan, (b) a Rabbi Trust related to a stay bonus agreement with a former executive, and (c) investments in equity securities. We classify these investments as trading securities and report them at their fair value. Any unrealized gains and losses, net of other expenses, are included in other income in the condensed consolidated statements of income. We also have recorded an associated liability that is adjusted each month for the gains and losses incurred by the Rabbi Trusts. At September 30, 2011 and December 31, 2010, total investments had a fair value of $3.7 million and $4.0 million, respectively.

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

The table below presents the amounts included in net income related to share-based compensation expense for the awards granted under the DSCP and the PIP for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
For the Periods Ended September 30,	2011	2010	2011	2010
(in thousands)
Directors Stock Compensation Plan	$111	$74	$296	$209
Performance Incentive Plan	262	213	782	690

Total compensation expense	373	287	1,078	899
Less: tax benefit	150	115	432	361

Share-Based Compensation amounts included in net income	$223	$172	$646	$538

Directors Stock Compensation Plan

Shares granted under the DSCP are issued in advance of the directors’ service periods and are fully vested as of the date of the grant. We record a prepaid expense of the shares issued and amortize the expense equally over a service period of one year. In May 2011, each of our non-employee directors received an annual retainer of 900 shares of common stock under the DSCP. A summary of stock activity under the DSCP during the nine months ended September 30, 2011 is presented below:

	Number of	Weighted Average
	Shares	Grant Date Fair Value
Outstanding — December 31, 2010	—	—

Granted (1)	11,104	$41.03
Vested	11,104	$41.03
Forfeited	—	—

Outstanding — September 30, 2011	—	—

(1)
In January 2011, our former Chief Executive Officer John Schimkaitis, retired from the Company and was awarded 304 shares of common stock for the prorated portion of his service period as he began his service as a non-executive board member.

At September 30, 2011, there was $258,000 of unrecognized compensation expense related to the DSCP awards. This expense is expected to be recognized over the remaining directors’ service periods ending as of the 2012 Annual Meeting.

Performance Incentive Plan
The table below presents the summary of the stock activity for the PIP for the nine months ended September 30, 2011:

	Number of	Weighted Average
	Shares	Fair Value
Outstanding — December 31, 2010	101,150	$28.78
Granted	41,664	40.16
Vested	31,400	27.63
Forfeited	24,000	29.31
Expired	—	—

Outstanding — September 30, 2011	87,414	$34.47

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

At September 30, 2011, the aggregate intrinsic value of the PIP awards was $1.9 million.

10.	Derivative Instruments

We use derivative and non-derivative contracts to engage in trading activities and manage risks related to obtaining adequate supplies and the price fluctuations of natural gas, electricity and propane. Our natural gas, electric and propane distribution operations have entered into agreements with suppliers to purchase natural gas, electricity and propane for resale to their customers. Purchases under these contracts either do not meet the definition of derivatives or are considered “normal purchases and sales” and are accounted for on an accrual basis. Our propane distribution operation may also enter into fair value hedges of its inventory in order to mitigate the impact of wholesale price fluctuations. As of September 30, 2011, our natural gas and electric distribution operations did not have any outstanding derivative contracts. In August 2011, our propane distribution operation entered into a put option to protect against the decline in propane prices and related potential inventory losses associated with 630,000 gallons purchased for the propane price cap program in the upcoming heating season. This put option is exercised if the propane prices fall below the strike price of $1.445 per gallon in January through March of 2012 and we will receive the difference between the market price and the strike price during those months. We paid $91,000 to purchase the put option. We account for this put option as a fair value hedge. As of September 30, 2011, the put option had a fair value of $92,000. The change in the fair value of the put option reduced our propane inventory balance.

Xeron, our propane wholesale and marketing subsidiary, engages in trading activities using forward and futures contracts. These contracts are considered derivatives and have been accounted for using the mark-to-market method of accounting. Under the mark-to-market method of accounting, the trading contracts are recorded at fair value, and the changes in fair value of those contracts are recognized as unrealized gains or losses in the statement of income in the period of change. As of September 30, 2011, we had the following outstanding trading contracts which we accounted for as derivatives:

	Quantity in	Estimated Market	Weighted Average
At September 30, 2011	Gallons	Prices	Contract Prices
Forward Contracts
Sale	21,361,200	$1.3900 – $1.6200	$1.5231
Purchase	21,193,200	$1.3344 – $1.6047	$1.5149

Estimated market prices and weighted average contract prices are in dollars per gallon.
All contracts expire during or prior to the first quarter of 2012.
The following tables present information about the fair value and related gains and losses of our derivative contracts. We did not have any derivative contracts with a credit-risk-related contingency.

Fair values of the derivative contracts recorded in the condensed consolidated balance sheet as of September 30, 2011 and December 31, 2010, are the following:

	Asset Derivatives
		Fair Value
(in thousands)	Balance Sheet Location	September 30, 2011	December 31, 2010
Derivatives not designated as hedging instruments
Forward contracts	Mark-to-market energy assets	$1,137	$1,642
Put option (1)	Mark-to-market energy assets	—	—

Derivatives designated as fair value hedges
Put option (2)	Mark-to-market energy assets	92	—

Total asset derivatives		$1,229	$1,642

	Liability Derivatives
		Fair Value
(in thousands)	Balance Sheet Location	September 30, 2011	December 31, 2010
Derivatives not designated as hedging instruments

Forward contracts	Mark-to-market energy liabilities	$956	$1,492

Total liability derivatives		$956	$1,492

(1)	We purchased a put option for the Pro-Cap (propane price cap) Plan in October 2010. The put option, which expired in January and February 2011, had a fair value of $0 at December 31, 2010.

(2)	We purchased a put option for the Pro-Cap Plan in August 2011. The put option, which will expire during the first quarter of 2012, has a fair value of $92 at September 30, 2011.
The effects of gains and losses from derivative instruments on the condensed consolidated financial statements are the following:

		Amount of Gain (Loss) on Derivatives:
	Location of Gain	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	(Loss) on Derivatives	2011	2010	2011	2010

Derivatives not designated as hedging instruments:

Put Option(1)	Cost of Sales	$—	$—	$—	$—
Unrealized gain on forward contracts	Revenue	62	69	32	443

Derivatives designated as fair value hedges:

Put Option(2)	Propane inventory	1	—	1	—

Total		$63	$69	$33	$443

(1)	We purchased a put option for the Pro-Cap Plan in October 2010. The put option, which expired in January and February 2011, had a fair value of $0 at December 31, 2010.

(2)	We purchased a put option for the Pro-Cap Plan in August 2011. The put option, which will expire during the first quarter of 2012, has a fair value of $92 at September 30, 2011.
The effects of trading activities on the condensed consolidated statements of income are the following:

	Location in the	Three months ended September 30,		Nine months ended September 30,
(in thousands)	Statement of Income	2011	2010	2011	2010
Realized gains on forward contracts	Revenue	$380	$271	$1,934	$1,010
Changes in mark-to-market energy assets	Revenue	62	69	32	443

Total		$442	$340	$1,966	$1,453

11.	Fair Value of Financial Instruments

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

The following table summarizes our financial assets and liabilities that are measured at fair value on a recurring basis and the fair value measurements, by level, within the fair value hierarchy used at September 30, 2011:

		Fair Value Measurements Using:
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments — equity securities	$1,937	$1,937	$—	$—
Investments — other	$1,751	$1,751	$—	$—
Mark-to-market energy assets, including put option	$1,229	$—	$1,229	$—

Liabilities:
Mark-to-market energy liabilities	$956	$—	$956	$—

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

The following valuation techniques were used to measure fair value assets in the table above on a recurring basis as of September 30, 2011 and December 31, 2010:
Level 1 Fair Value Measurements:
Investments- equity securities - The fair values of these trading securities are recorded at fair value based on unadjusted quoted prices in active markets for identical securities.
Investments- other - The fair values of these investments, comprised of money market and mutual funds, are recorded at fair value based on quoted net asset values of the shares.
Level 2 Fair Value Measurements:
Mark-to-market energy assets and liabilities — These forward contracts are valued using market transactions in either the listed or over the counter (“OTC”) markets.
Propane put option — The fair value of the propane put option is determined using market transactions for similar assets and liabilities in either the listed or OTC markets.

At September 30, 2011, there were no non-financial assets or liabilities required to be reported at fair value. We review our non-financial assets for impairment at least on an annual basis, as required.

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

At September 30, 2011, long-term debt, which includes the current maturities of long-term debt, had a carrying value of $126.3 million, compared to a fair value of $150.4 million, using a discounted cash flow methodology that incorporates a market interest rate based on published corporate borrowing rates for debt instruments with similar terms and average maturities, with adjustments for duration, optionality, and risk profile. At December 31, 2010, long-term debt, including the current maturities, had a carrying value of $98.9 million, compared to the estimated fair value of $113.4 million.

12.	Long-Term Debt
Our outstanding long-term debt is shown below:

	September 30,	December 31,
(in thousands)	2011	2010

FPU secured first mortgage bonds (A):
9.57% bond, due May 1, 2018	$6,347	$7,248
10.03% bond, due May 1, 2018	3,491	3,986
9.08% bond, due June 1, 2022	7,957	7,950
Uncollateralized senior notes:
6.85% note, due January 1, 2012	1,000	1,000
7.83% note, due January 1, 2015	8,000	8,000
6.64% note, due October 31, 2017	19,091	19,091
5.50% note, due October 12, 2020	20,000	20,000
5.93% note, due October 31, 2023	30,000	30,000
5.68% note, due June 30, 2026	29,000	—
Convertible debentures:
8.25% due March 1, 2014	1,179	1,318
Promissory note	200	265

Total long-term debt	126,265	98,858
Less: current maturities	(9,196)	(9,216)

Total long-term debt, net of current maturities	$117,069	$89,642

(A)	FPU secured first mortgage bonds are guaranteed by Chesapeake.

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
Due to the seasonality of our business, results for interim periods are not necessarily indicative of results for the entire fiscal year. Revenue and earnings are typically greater during the first and fourth quarters, when consumption of energy is normally highest due to colder temperatures.
The following discussions and those later in the document on operating income and segment results include the use of the term “gross margin.” Gross margin is determined by deducting the cost of sales from operating revenue. Cost of sales includes the purchased cost of natural gas, electricity and propane and the cost of labor spent on direct revenue-producing activities. Gross margin should not be considered an alternative to operating income or net income, which are determined in accordance with GAAP. We believe that gross margin, although a non-GAAP measure, is useful and meaningful to investors as a basis for making investment decisions. It provides investors with information that demonstrates the profitability achieved by the Company under its allowed rates for regulated energy operations and under its competitive pricing structure for unregulated natural gas marketing and propane distribution operations. Our management uses gross margin in measuring our business units’ performance and has historically analyzed and reported gross margin information publicly. Other companies may calculate gross margin in a different manner.

The discussion of forward-looking gross margin information for Eastern Shore is based on the rates currently agreed to by the parties in the settlement of Eastern Shore’s base rate proceeding. The settlement has not been finalized and is subject to FERC approval. Depending on the final resolution of the base rate proceeding, which is expected in late 2011 or early 2012, forward-looking gross margin information may change.
Results of Operations for the Quarter Ended September 30, 2011
Overview and Highlights
Our net income for the quarter ended September 30, 2011 was $2.4 million, or $0.25 per share (diluted). This represents an increase of $769,000, or $0.08 per share (diluted), compared to a net income of $1.6 million, or $0.17 per share (diluted), as reported in the same period in 2010.

			Increase
For the Three Months Ended September 30,	2011	2010	(decrease)
(in thousands except per share)
Business Segment:
Regulated Energy	$7,023	$6,536	$487
Unregulated Energy	(1,472)	(2,237)	765
Other	43	284	(241)

Operating Income	5,594	4,583	1,011

Other Income	649	102	547
Interest Charges	2,389	2,256	133
Income Taxes	1,457	801	656

Net Income	$2,397	$1,628	$769

Earnings Per Share of Common Stock
Basic	$0.25	$0.17	$0.08
Diluted	$0.25	$0.17	$0.08
Our results for the quarter ended September 30, 2011 were enhanced by a one-time, non-operating gain of $553,000 from the sale of an Internet Protocol address asset, offset partially by a one-time pension charge of $219,000. Our results for the quarter ended September 30, 2010 were reduced by a $500,000 accrual for the regulatory risk to FPU’s earnings associated with our request for recovery of the FPU acquisition adjustment and merger-related costs and a $278,000 non-recurring charge for the Florida propane class action settlement. These non-recurring items, net of the income tax effect, contributed approximately $673,000, or $0.07 per share (diluted), to the increase in our net income.
Key Factors Affecting Our Businesses
The following is a summary of key factors affecting our businesses and their impacts on our results during the third quarter of 2011. The following section also provides a more detailed analysis of our results by segment.
Growth. We continue to see growth in our natural gas businesses from our efforts over the past several years to expand our services by delivering clean-burning, environmentally friendly natural gas to customers. We are identifying and developing additional opportunities that will generate growth over the next several years.
Eastern Shore, our natural gas transmission subsidiary, continues to extend its natural gas transmission system on the Delmarva Peninsula. Eastern Shore generated additional gross margin of $717,000 in the third quarter of 2011 from the following new transportation services:
•
Eastern Shore’s new service on the eight-mile mainline extension to interconnect with TETLP’s pipeline system, which commenced in January 2011, generated $542,000 of additional gross margin in the quarter. These new services for 19,324 Mcfs per day are expected to generate annual gross margin of approximately $1.9 million. Based upon the proposed settlement (see further discussion later in the section), as the services increase in November 2011 to 33,817 Mcfs per day, the new rate under the proposed settlement for these incremental services will negate the gross margin impact from the increase in volumes. In November 2012, as the new services increase to 38,647 Mcfs per day, additional annual gross margin of approximately $263,000 is expected to be generated from these services.

•
Eastern Shore entered into two additional transportation service agreements with an existing industrial customer, one for the period of May 2011 through April 2021 for an additional 3,290 Mcfs per day and the other for the period of November 2011 through October 2012 for an additional 9,192 Mcfs per day. These new services generated additional gross margin of $92,000 in the third quarter of 2011. The 10-year service from May 2011 to April 2021 is expected to generate gross margin of $243,000 in 2011 and $361,000 annually thereafter. The one-year service from November 2011 to October 2012 is expected to generate gross margin of $168,000 in 2011 and $842,000 in 2012.

Eastern Shore began construction of its mainline extension projects to serve southern Delaware and Cecil and Worcester Counties, Maryland. These mainline extension projects are expected to be completed between November 2011 and June 2012. Once completed, these projects will enable Eastern Shore to deliver additional firm service of 6,039 Mcfs per day to our Delaware and Maryland divisions and an affiliated customer. These new services are expected to generate additional gross margin of $156,000 in 2011, $1.6 million in 2012 and $1.8 million annually thereafter.
Our Delmarva natural gas distribution operation has successfully expanded its service to large commercial and industrial customers and has continued its efforts to extend natural gas service to Lewes, Delaware and Cecil and Worcester Counties, Maryland. We signed service agreements with two industrial customers in Lewes, Delaware, for natural gas service expected to commence in the foutth quarter 2011. Gross margin from these customers is expected to equate to gross margin generated by approximately 1,000 residential customers. In August 2011, we entered into a new agreement to provide natural gas service to an existing industrial customer at two of its facilities located in southern Delaware. These new services are expected to begin in the first quarter 2012 and generate estimated annual gross margin equivalent to 415 residential customers. We also added 21 other large commercial and industrial services since July 2010, which generated $334,000 in additional gross margin during the third quarter of 2011. These new services are expected to generate annual gross margin of $1.2 million in 2011, compared to the $196,000 of gross margin they generated in 2010. Our Delmarva natural gas distribution operation also experienced two-percent growth in residential customers, generating additional gross margin of $58,000 for the third quarter of 2011.
Our Florida natural gas distribution operations generated $159,000 of additional gross margin in the third quarter of 2011, primarily from a two-percent growth in commercial customers in the quarter, compared to the same quarter in 2010.
Propane Prices. Propane prices affect both retail and wholesale marketing margins. Our propane distribution operation usually benefits from rising propane prices by selling propane to its distribution customers based upon higher wholesale prices, while its average cost of inventory trails behind. Retail prices generally take into account replacement cost, along with other factors, such as competition and market conditions. When wholesale prices (replacement costs) increase, retail prices generally increase and our margins expand until the current wholesale price is fully reflected in the average cost of inventory. The opposite occurs when propane prices decline. Our propane wholesale marketing operation benefits from price volatility in the propane wholesale market by entering into trading transactions.
Our propane distribution operations generated additional gross margin of $522,000 from higher retail margins per gallon in the third quarter of 2011, compared to the same quarter in 2010. A favorable physical inventory adjustment and positive differential between propane wholesale prices and our average cost of inventory, as well as continued adjustment of Florida retail pricing in response to market opportunities, contributed to the increased retail margins.
Higher price volatility in the wholesale propane market resulted in a 20-percent increase in its trading volumes for Xeron, our propane wholesale marketing subsidiary, during the third quarter of 2011, compared to the same quarter in 2010, and generated $102,000 of additional gross margin.

Rates and Regulatory Matters. We have various rates and regulatory proceedings currently underway. The proceedings with potentially material financial impact are discussed below. See Note 3, “Rates and Other Regulatory Activities,” to the unaudited condensed consolidated financial statements for further discussion.
•
Eastern Shore, FERC Staff and other interested parties in Eastern Shore’s base rate proceeding reached a settlement in principle, which provides a cost of service of approximately $29.1 million and pre-tax return of 13.9 percent. This represents an annual rate increase of approximately $805,000, effective July 29, 2011. The settlement also includes a rate reduction, effective November 1, 2011, to correspond with the 15,000 Dts/d (approximately 14,493 Mcfs per day) phase-in of new transportation services on Eastern Shore’s eight-mile extension. This rate reduction fully offsets the increased revenue that would have been generated from the 15,000 Dts/d increase in firm service. The settlement also provides a five-year moratorium on the parties’ rights to challenge Eastern Shore’s rates and on Eastern Shore’s right to file a base rate increase. The settlement allows Eastern Shore to file for rate adjustments during those five years in the event certain costs related to government-mandated obligations are incurred and Eastern Shore’s pre-tax earnings do not equal or exceed 13.9 percent. Eastern Shore expects to finalize the settlement with the parties in November 2011 and submit it to the FERC for approval. The FERC’s approval is expected by late 2011 or early 2012. Starting in July 2011, Eastern Shore adjusted its billing to reflect the rates requested in the base rate proceeding, subject to refund to customers upon the conclusion of this proceeding. Eastern Shore recorded approximately $911,000 as a regulatory liability as of September 30, 2011, to fully reserve any incremental revenues generated by the new rates until the settlement is filed and approved by the FERC.

•
The “Come-Back” filing in Florida, which includes our request for recovery, through rates, of approximately $34.2 million in acquisition adjustment and $2.2 million in merger-related costs, is also still underway. We expect the Florida PSC to address our request at the November 2011 agenda conference. If the Florida PSC approves recovery of the acquisition adjustment and merger-related costs, we would be able to classify these amounts as regulatory assets and include them in our investment, or rate base, when determining our Florida natural gas rates. Additionally, we would calculate our rate of return based upon this higher level of investment, which would effectively enable us to earn a return on this investment. We would also be able to amortize the acquisition adjustment and merger-related costs, which may reduce our earnings by as much as $1.6 million annually until 2014 and $1.1 million annually thereafter until 2039. This amortization expense would be a non-cash charge and included in the calculation of our rates, which, along with the recovery of these assets, will increase our earnings and cash flows above what we would have otherwise been able to achieve.

In addition to regulatory proceedings, we are currently involved in a legal dispute with the City of Marianna, Florida, in which the City alleges breaches of the Franchise Agreement by FPU and seeks a declaratory judgment that the City has the right to exercise its option to purchase FPU’s electric distribution property in the City. FPU intends to vigorously contest this litigation and intends to oppose the adoption of any proposed referendum to approve the purchase of the FPU property in the City. FPU serves approximately 3,000 customers in the City. FPU incurred approximately $145,000 in legal, regulatory and other costs associated with this electric franchise dispute in the third quarter of 2011.
Advanced Information Services. In September 2011, BravePoint, our advanced information services subsidiary, released a new product, ProfitZoom™, an integrated system encompassing financial, job costing and service management module, which was designed specifically for the fire protection and specialty contracting industries. ProfitZoom™ was built as a successor product to another software solution that BravePoint previously marketed and supported for companies in the fire suppression industry. Understanding the needs of the industry and utilizing its technology expertise, BravePoint began developing the ProfitZoom™ product in 2009. BravePoint incurred $274,000 in additional costs associated with the release and initial implementation of this product in the third quarter of 2011. BravePoint has successfully implemented this product for three customers, and two additional customers have executed sales contracts with implementations scheduled for December 2011 and January 2012. Several other sales proposals are under consideration by other potential customers.

Regulated Energy

			Increase
For the Three Months Ended September 30,	2011	2010	(decrease)
(in thousands, except degree-day and customer information)

Revenue	$53,789	$53,412	$377
Cost of sales	25,811	27,257	(1,446)

Gross margin	27,978	26,155	1,823

Operations & maintenance	14,938	13,881	1,057
Depreciation & amortization	4,132	3,722	410
Other taxes	1,885	2,016	(131)

Other operating expenses	20,955	19,619	1,336

Operating Income	$7,023	$6,536	$487

Weather and Customer Analysis
Delmarva Peninsula
Heating degree-days (“HDD”):
Actual	49	50	(1)
10-year average	53	60	(7)

Per residential customer added:
Estimated gross margin	$375	$375	$0
Estimated other operating expenses	$111	$105	$6

Florida
HDD:
Actual	0	0	0
10-year average	0	0	0

Cooling degree-days:
Actual	1,569	1,654	(85)
10-year average	1,483	1,466	17

Residential Customer Information
Average number of customers:
Delmarva natural gas distribution	47,810	46,908	902
Florida natural gas distribution	61,261	60,813	448
Florida electric distribution	23,583	23,594	(11)

Total	132,654	131,315	1,339

Operating income for the regulated energy segment increased by approximately $487,000, or seven percent, in the third quarter of 2011, compared to the same quarter in 2010. An increase in gross margin of $1.8 million was partially offset by an increase in operating expenses of $1.3 million.

Gross Margin
Gross margin for our regulated energy segment increased by $1.8 million, or seven percent, in the third quarter of 2011 compared to the same quarter in 2010.
Our Delmarva natural gas distribution operation generated an increase in gross margin of $279,000 in the third quarter of 2011, compared to the same quarter in 2010. The factors contributing to this increase were as follows:
•
Customer growth generated a $385,000 increase in gross margin in the third quarter of 2011, compared to the same quarter in 2010. Commercial and industrial customer growth, due primarily to additional gross margin generated from 21 large commercial and industrial services added since July 2010, generated $337,000 of this increase. These 21 new large commercial and industrial services are expected to generate annual gross margin of $1.2 million in 2011. The same services generated $196,000 of gross margin following their addition in the second half of 2010. Two-percent growth in residential customers generated an additional $58,000 in gross margin.

•
Offsetting these gross margin increases were decreases in gross margin of $68,000 and $37,000 attributable to a change in customer rates and rate classes and decreased non-weather-related customer consumption, respectively.

Gross margin for our Florida natural gas distribution operation increased by $749,000 in the third quarter of 2011, compared to the same quarter in 2010. The factors contributing to this increase were as follows:
•
During the third quarter of 2010, the Florida natural gas distribution operation recorded an accrual of $500,000 to reserve for regulatory risk. The establishment of this reserve was based on management’s assessment of its earnings and the risk associated with possible action by the Florida PSC related to our request for recovery of the acquisition adjustment and merger-related costs.

•
Two-percent growth in commercial customers and the addition of 700 customers as a result of our purchase of the operating assets of Indiantown Gas Company in August 2010, generated additional gross margin of $200,000 in the third quarter of 2011, compared to the same quarter in 2010.

Our natural gas transmission operations achieved gross margin growth of $830,000 in the third quarter of 2011, compared to the same quarter in 2010. The factors contributing to this increase were as follows:
•
New transportation services associated with Eastern Shore’s eight-mile mainline extension to interconnect with TETLP’s pipeline system generated an additional $542,000 of gross margin in the third quarter of 2011. These new services for 19,324 Mcfs per day, which commenced in January 2011, are expected to generate annual gross margin of approximately $1.9 million. Based upon the proposed settlement discussed previously, as the services increase in November 2011 to 33,817 Mcfs per day, the new rate under the proposed settlement of these incremental services will negate the gross margin impact from the increase in volumes. In November 2012, as the new services increase to 38,647 Mcfs per day, additional annual gross margin of approximately $263,000 is expected to be generated from these services.

•
Eastern Shore entered into two additional transportation service agreements with an existing industrial customer, one for the period of May 2011 through April 2021 for an additional 3,290 Mcfs per day and the other for the period of November 2011 through October 2012 for an additional 9,192 Mcfs. These services generated additional gross margin of $92,000 in the third quarter of 2011. The 10-year service from May 2011 to April 2021 is expected to generate gross margin of $243,000 in 2011 and $361,000 annually thereafter. The one-year service from November 2011 to October 2012 is expected to generate gross margin of $168,000 in 2011 and $842,000 in 2012.

•
New transportation services implemented by Eastern Shore in November 2010 as a result of its system expansion projects generated an additional $83,000 of gross margin in the third quarter of 2011, compared to the same quarter in 2010. This expansion added 1,546 Mcfs per day and an estimated annual gross margin of $351,000 in 2011. In 2010, this project generated $56,000 of gross margin.

•
The remaining gross margin increase of $113,000 was attributable primarily to higher volumes delivered during the third quarter of 2011 on a non-recurring basis to customers that operate electric generation facilities.

Gross margin for our Florida electric distribution operation remained relatively unchanged with a slight decrease of $46,000 in the third quarter of 2011, compared to the same quarter in 2010.
Other Operating Expenses

Other operating expenses for the regulated energy segment increased by $1.3 million, or seven percent, in the third quarter of 2011, compared to the same period in 2010, due largely to the following factors:
•	$260,000 in higher depreciation expense and asset removal costs from capital investments made since the third quarter of 2010;
•	$220,000 in increased costs related to Florida customer-service-related activities, due to service enhancements;
•	$212,000 in additional expenses related to pipeline integrity projects for Eastern Shore to comply with increased pipeline regulatory requirements;
•	$173,000 related to a one-time pension charge allocated to the regulated energy operations during the quarter;
•	$145,000 in increased regulatory, legal and other costs associated with the electric franchise dispute in Marianna, Florida; and
•	$122,000 in additional costs related to maintenance of mains, electric lines and facilities.
Other Development
In June 2011, Allen Family Foods, Inc. and related entities (collectively, “Allen”) filed for bankruptcy. Our Delmarva natural gas distribution operation serves two of Allen’s poultry facilities, one of which is included in our discussion of the 21 new large commercial and industrial services added since July 2010. The total gross margin for 2010 from our natural gas service to these two facilities was approximately $156,000. Since the bankruptcy filing, these two facilities have been sold to another poultry processor. The facilities continue to operate and we continue to serve them. While we cannot predict the future plan for these two facilities by the new purchaser, the level of natural gas consumption at these two facilities has not changed significantly.
Unregulated Energy

			Increase
For the Three Months Ended September 30,	2011	2010	(decrease)
(in thousands, except degree-day data)
Revenue	$23,721	$20,134	$3,587
Cost of sales	18,622	15,714	2,908

Gross margin	5,099	4,420	679

Operations & maintenance	5,552	5,435	117
Depreciation & amortization	739	896	(157)
Other taxes	280	326	(46)

Other operating expenses	6,571	6,657	(86)

Operating Loss	$(1,472)	$(2,237)	$765

Weather Analysis — Delmarva Peninsula

Actual HDD	49	50	(1)
10-year average HDD	53	60	(7)
The unregulated energy segment reported an operating loss of $1.5 million, an improvement of $765,000, or 34 percent, compared to the operating loss in the same period in 2010. An increase in gross margin of $679,000 and a decrease in operating expenses of $86,000 contributed to the increase in operating results.

Gross Margin
Gross margin for our unregulated energy segment increased by $679,000, or 15 percent, in the third quarter of 2011, compared to the same quarter in 2010.
Our Delmarva propane distribution operation generated an increase in gross margin of $274,000, or 16 percent, in the third quarter of 2011, compared to the same quarter in 2010. The factors contributing to this increase were as follows:
•
Our Delmarva propane distribution operation generated additional gross margin of $184,000 in the third quarter of 2011, compared to the same quarter in 2010. A favorable physical inventory adjustment and the positive differential between propane wholesale prices and our average cost of inventory during the third quarter of 2011 contributed to the increased margins per gallon on the Delmarva Peninsula.

•
The remaining gross margin increase of $90,000 is due primarily to increased wholesale margins and higher fees generated from continued growth and successful implementation of various customer pricing programs, slightly offset by a decrease in gross margins attributable to decreased non-weather-related customer consumption.

Our Florida propane distribution operation generated increased gross margin of $353,000 in the third quarter of 2011, compared to the same quarter in 2010, due primarily to improved margins per gallon in Florida as the Florida propane distribution operation continued to adjust its retail pricing in response to local market conditions.
Xeron generated $102,000 of additional gross margin during the third quarter of 2011, compared to the same quarter in 2010, due primarily to an increase in Xeron’s trading activity by 20 percent in the third quarter of 2011, compared to the same period in 2010.
Gross margin generated by PESCO, our natural gas marketing subsidiary, remained substantially unchanged at $621,000 and $627,000 for the quarters ended September 30, 2011 and 2010, respectively.
Merchandise sales in Florida decreased in the third quarter of 2011, compared to the same period in 2010, resulting in lower gross margin of $44,000.
Other Operating Expenses
Other operating expenses for the unregulated energy segment decreased by $86,000 for the third quarter of 2011, compared to the same period in 2010. The decrease in operating expenses as a result of the absence of a $278,000 non-recurring charge in the third quarter of 2010 related to Florida propane class action settlement was partially offset by higher vehicle fuel and maintenance costs and increased bad debt expenses in the propane distribution operations.

Other

			Increase
For the Three Months Ended September 30,	2011	2010	(decrease)
(in thousands)
Revenue	$3,100	$2,920	$180
Cost of sales	1,684	1,524	160

Gross margin	1,416	1,396	20

Operations & maintenance	1,099	905	194
Depreciation & amortization	107	70	37
Other taxes	167	137	30

Other operating expenses	1,373	1,112	261

Operating Income — Other	43	284	(241)
Operating Income — Eliminations	—	—	—

Operating Income	$43	$284	$(241)

Note: Eliminations are entries required to eliminate activities between business segments from the consolidated results.
Operating income for the “other” segment decreased by approximately $241,000 in the third quarter of 2011, compared to the same quarter in 2010, which was attributable to an operating expense increase of $261,000, partially offset by a gross margin increase of $20,000.
Gross margin
The gross margin for our “other” segment remained substantially unchanged, at $1.4 million for the three months ended September 30, 2011 and 2010.
Other Operating expenses
Other operating expenses for our “other” segment increased by $261,000 in the third quarter of 2011, compared to the same quarter in 2010. Other operating expenses for BravePoint increased by $362,000, due primarily to $274,000 in additional marketing and development costs, as it began to roll out ProfitZoom™, and $94,000 in increased benefit costs. Benefit costs increased for BravePoint as Chesapeake adopted a safe harbor 401(k) plan design on January 1, 2011, which resulted in an increased 401(k) benefit for BravePoint employees in 2011.
Interest Expense
Interest expense for the quarter ended September 30, 2011 increased by approximately $133,000, or six percent, compared to the same quarter in 2010. The long-term debt issuance of $29 million in June 2011 to permanently finance the redemption of two series of FPU mortgage bonds resulted in additional interest expense of $240,000 for the third quarter of 2011, compared to the same period in 2010. Prior to the long-term debt issuance, we had temporarily financed the redemption of these bonds through a short-term loan credit facility. This increase was partially offset by lower interest expense as a result of scheduled principal payments of other long-term debt.
Income Taxes
We recorded an income tax expense of $1.5 million for the quarter ended September 30, 2011, compared to $801,000 for the quarter ended September 30, 2010. The increase is attributable to increased earnings in the third quarter of 2011 compared to the same period in 2010.

Results of Operations for the Nine Months Ended September 30, 2011
Overview and Highlights
Our net income during the nine months ended September 30, 2011 was $19.7 million, or $2.04 per share (diluted). This represents an increase of $722,000, or $0.06 per share (diluted), compared to net income of $18.9 million, or $1.98 per share (diluted), as reported for the same period in 2010.

			Increase
For the Nine Months Ended September 30,	2011	2010	(decrease)
(in thousands, except per share)
Business Segment:
Regulated Energy	$31,194	$32,360	($1,166)
Unregulated Energy	7,047	4,732	2,315
Other	(32)	650	(682)

Operating Income	38,209	37,742	467

Other Income	699	206	493
Interest Charges	6,654	6,924	(270)
Income Taxes	12,590	12,082	508

Net Income	$19,664	$18,942	$722

Earnings Per Share of Common Stock
Basic	$2.06	$2.00	$0.06
Diluted	$2.04	$1.98	$0.06
Our results for the nine months ended September 30, 2011 were enhanced slightly by one-time gains of $575,000 from the proceeds received from an antitrust litigation settlement with a major propane supplier and $553,000 from the sale of an Internet Protocol address asset, offset almost entirely by non-recurring severance and pension charges of $1.1 million. Our results for the nine months ended September 30, 2010 were reduced by a $500,000 accrual for the Florida natural gas regulatory reserve previously discussed and a $278,000 non-recurring charge for the Florida propane class action settlement. These non-recurring items, net of the income tax effect, contributed approximately $475,000, or $0.05 per share (diluted), to the increase in our net income.
Key Factors Affecting Our Businesses
The following is a summary of key factors affecting our businesses and their impacts on our results during the first nine months of 2011. The following section also provides a more detailed analysis of our results by segment.
Growth. We continue to see growth in our natural gas businesses from our efforts over the past several years to expand our services by delivering clean-burning, environmentally friendly natural gas to customers. We are identifying and developing additional opportunities that will generate growth over the next several years.
Eastern Shore, our natural gas transmission subsidiary, continues to extend its natural gas transmission system on the Delmarva Peninsula. Eastern Shore generated additional gross margin of $2.1 million in the nine months ended September 30, 2011, compared to the same period in 2010, from the following new transportation services:
•
Eastern Shore’s new service on the eight-mile mainline extension to interconnect with TETLP’s pipeline system, which commenced in January 2011, generated $1.6 million of the additional gross margin in the first nine months of 2011. These new services for 19,324 Mcfs per day are expected to generate annual gross margin of approximately $1.9 million. Based upon the proposed settlement discussed previously, as the services increase in November 2011 to 33,817 Mcfs per day, the new rate under the proposed settlement for these incremental services will negate the gross margin impact from the increase in volumes. In November 2012, as the new services increase to 38,647 Mcfs per day, additional annual gross margin of approximately $263,000 is expected to be generated from these services.

•
Eastern Shore entered into two additional transportation service agreements with an existing industrial customer, one for the period of May 2011 through April 2021 for an additional 3,290 Mcfs per day and the other for the period of November 2011 through October 2012 for an additional 9,192 Mcfs per day. These new services generated additional gross margin of $154,000 in the first nine months of 2011. The 10-year service from May 2011 to April 2021 is expected to generate gross margin of $243,000 in 2011 and $361,000 annually thereafter. The one-year service from November 2011 to October 2012 is expected to generate gross margin of $168,000 in 2011 and $842,000 in 2012.

•
Also generating additional gross margin of $330,000 in the first nine months of 2011, compared to the same period in 2010, were new transportation services that commenced in May and November 2010 as a result of Eastern Shore’s system expansion projects. These expansions added 2,666 Mcfs per day of capacity with an estimated annual gross margin of $606,000 in 2011 ($431,000 in the first nine months of 2011). These projects generated $216,000 of gross margin in 2010 ($40,000 in the first nine months of 2010).

Eastern Shore began construction of its mainline extension projects to serve southern Delaware and Cecil and Worcester Counties, Maryland. These mainline extension projects are expected to be completed between November 2011 and June 2012. Once completed, these projects will enable Eastern Shore to deliver additional firm service of 6,039 Mcfs per day to our Delaware and Maryland divisions and an affiliated customer. These new services are expected to generate additional gross margin of $156,000 in 2011, $1.6 million in 2012 and $1.8 million annually thereafter.
Our Delmarva natural gas distribution operation has successfully expanded its service to large commercial and industrial customers and has continued its efforts to extend natural gas service to Lewes, Delaware and Cecil and Worcester Counties, Maryland. We signed service agreements with two industrial customers in Lewes, Delaware, for natural gas service expected to commence in the fourth quarter 2011. Gross margin from these customers is expected to equate to the gross margin that would be generated by approximately 1,000 residential customers. In August 2011, we entered into a new agreement to provide natural gas service to an existing industrial customer at two of its facilities located in southern Delaware. These new services are expected to begin in the first quarter 2012 and generate estimated annual gross margin equivalent to 415 residential customers. Our Delmarva natural gas distribution operation also added 21 other large commercial and industrial services since July 2010, which generated $859,000 in additional gross margin during the first nine months of 2011. These new services are expected to generate annual gross margin of $1.2 million in 2011, compared to the $196,000 of gross margin they generated in 2010. Our Delmarva natural gas distribution operation also experienced two-percent growth in residential customers, generating additional gross margin of $328,000 for the nine months ended September 30, 2011.
Our Florida natural gas distribution operations generated $754,000 of additional gross margin in the first nine months of 2011, primarily from a two-percent growth in commercial customers in the first nine months of 2011, compared to the same period in 2010. In addition, 700 new customers, added as a result of our purchase of the operating assets of Indiantown Gas Company in August 2010, generated $367,000 of additional gross margin during the period
Weather. Warmer temperatures on the Delmarva Peninsula and in Florida during the first nine months of 2011, compared to the same period in 2010, particularly during the peak heating season, decreased consumer consumption of natural gas and electricity. Lower consumption, attributable primarily to warmer weather, decreased our period-over-period gross margin by approximately $2.5 million. Heating degree-days decreased by five percent, or 145 heating degree-days, on the Delmarva Peninsula and by 43 percent, or 408 heating degree-days, in Florida during the first nine months of 2011, compared to the same period in 2010.
Propane Prices. Propane prices affect both retail and wholesale marketing margins. Our propane distribution operation usually benefits from rising propane prices by selling propane to its distribution customers based upon higher wholesale prices, while its average cost of inventory trails behind. Retail prices generally take into account replacement cost, along with other factors, such as competition and market conditions. When wholesale prices (replacement costs) increase, retail prices generally increase and our margins expand until the current wholesale price is fully reflected in the average cost of inventory. The opposite occurs when propane prices decline. Our propane wholesale marketing operation benefits from price volatility in the propane wholesale market by entering into trading transactions.

Our propane distribution operations generated additional gross margin of $2.1 million due to higher retail margins per gallon in the first nine months of 2011, compared to the same period in 2010. Propane retail margins per gallon on the Delmarva Peninsula during the first nine months of 2011 returned to more normal levels, compared to the lower margins per gallon reported during the same period in 2010, which was caused by colder temperatures and the high cost of spot purchases during the peak heating season. Also contributing to the gross margin increase were higher margins per gallon in Florida as the Florida propane operation continued to adjust its retail pricing in response to market opportunities, which contributed to the increased retail margins.
Higher price volatility in the wholesale propane market resulted in a 40-percent increase in its trading volumes for Xeron during the first nine months of 2011, compared to the same period in 2010, and generated $514,000 of additional gross margin.
Rates and Regulatory Matters. We have various rates and regulatory proceedings currently underway. The proceedings with potentially material financial impact are discussed below. See Note 3, “Rates and Other Regulatory Activities,” to the unaudited condensed consolidated financial statements for further discussion.
•
Eastern Shore, FERC Staff and other interested parties in Eastern Shore’s base rate proceeding reached a settlement in principle, which provides a cost of service of approximately $29.1 million and pre-tax return of 13.9 percent. This represents an annual rate increase of approximately $805,000, effective July 29, 2011. The settlement also includes a rate reduction, effective November 1, 2011, associated with the 15,000 Dts/d (approximately 14,493 Mcfs perday) phase-in of new transportation services on Eastern Shore’s eight-mile extension. This rate reduction fully offsets the increased revenue that would have been generated from the 15,000 Dts/d increase in firm service. The settlement also provides a five-year moratorium on the parties’ rights to challenge Eastern Shore’s rates and on Eastern Shore’s right to file a base rate increase. The settlement allows Eastern Shore to file for rate adjustments during those five years in the event certain costs related to government-mandated obligations are incurred and Eastern Shore’s pre-tax earnings do not equal or exceed 13.9 percent. Eastern Shore expects to finalize the settlement with the parties in November 2011 and submit it to the FERC for approval. The FERC’s approval is expected by late 2011 or early 2012. Starting in July 2011, Eastern Shore adjusted its billing to reflect the rates requested in the base rate proceeding, subject to refund to customers upon the conclusion of this proceeding. Eastern Shore recorded approximately $911,000 as regulatory liability as of September 30, 2011, to fully reserve any incremental revenues generated by the new rates until the settlement is filed and approved by the FERC.

•
The “Come-Back” filing in Florida, which includes our request for recovery, through rates, of approximately $34.2 million in acquisition adjustment and $2.2 million in merger-related costs, is also still underway. We expect the Florida PSC to address our request at the November 2011 agenda conference. If the Florida PSC approves recovery of the acquisition adjustment and merger-related costs, we would be able to classify these amounts as regulatory assets and include them in our investment, or rate base, when determining our Florida natural gas rates. Additionally, we would calculate our rate of return based upon this higher level of investment, which would effectively enable us to earn a return on this investment. We would also be able to amortize the acquisition adjustment and merger-related costs, which may reduce our earnings by as much as $1.6 million annually until 2014 and $1.1 million annually thereafter until 2039. This amortization expense would be a non-cash charge and included in the calculation of our rates, which, along with the recovery of these assets, will increase our earnings and cash flows above what we would have otherwise been able to achieve.

In addition to regulatory proceedings, we are currently involved in a legal dispute with the City of Marianna, Florida, in which the City alleges breaches of the Franchise Agreement by FPU and seeks a declaratory judgment that the City has the right to exercise its option to purchase FPU’s electric distribution property in the City. FPU intends to vigorously contest this litigation and intends to oppose the adoption of any proposed referendum to approve the purchase of the FPU property in the City. FPU serves approximately 3,000 customers in the City. FPU incurred approximately $439,000 in legal, regulatory and other costs associated with this electric franchise dispute in the first nine months of 2011.
Advanced Information Services. In September 2011, BravePoint, our advanced information services subsidiary, released a new product, ProfitZoom™, an integrated system encompassing financial, job costing and service management modules, which was designed specifically for the fire protection and specialty contracting industries. ProfitZoom™ was built as a successor product to another software solution that BravePoint previously marketed and supported for companies in the fire suppression industry. Understanding the needs of the industry and utilizing its technology expertise, BravePoint began developing the ProfitZoom™ product in 2009. BravePoint incurred $823,000 in additional costs associated with the release and initial implementation of this product in the nine months ended September 30, 2011. BravePoint has successfully implemented this product for three customers, and two additional customers have executed sales contracts with implementations scheduled for December 2011 and January 2012. Several other sales proposals are under consideration by other potential customers.

Regulated Energy

			Increase
For the Nine Months Ended September 30,	2011	2010	(decrease)
(in thousands, except degree-day and customer information)
Revenue	$193,118	$197,779	($4,661)
Cost of sales	98,683	106,146	(7,463)

Gross margin	94,435	91,633	2,802

Operations & maintenance	44,800	41,771	3,029
Depreciation & amortization	12,319	11,199	1,120
Other taxes	6,122	6,303	(181)

Other operating expenses	63,241	59,273	3,968

Operating Income	$31,194	$32,360	$(1,166)

Weather and Customer Analysis
Delmarva Peninsula
Heating degree-days (“HDD”):
Actual	2,876	3,021	(145)
10-year average	2,905	2,923	(18)

Per residential customer added:
Estimated gross margin	$375	$375	$0
Estimated other operating expenses	$111	$105	$6

Florida
HDD:
Actual	534	942	(408)
10-year average	594	547	47

Cooling degree-days:
Actual	2,676	2,694	(18)
10-year average	2,444	2,418	26

Residential Customer Information
Average number of customers:
Delmarva natural gas distribution	48,594	47,508	1,086
Florida natural gas distribution	61,489	61,087	402
Florida electric distribution	23,588	23,570	18

Total	133,671	132,165	1,506

Operating income for the regulated energy segment decreased by approximately $1.2 million, or four percent, during the first nine months of 2011, compared to the same period in 2010. An increase in gross margin of $2.8 million was offset by an increase in other operating expenses of $4.0 million and resulted in this decrease in operating income.

Gross Margin
Gross margin for our regulated energy segment increased by $2.8 million, or three percent, during the first nine months of 2011, compared to the same period in 2010.
Our Delmarva natural gas distribution operation generated an increase in gross margin of $1.2 million in the first nine months of 2011, compared to the same period in 2010, due primarily to customer growth. Commercial and industrial customer growth, due primarily to $859,000 in additional gross margin generated from 21 large commercial and industrial services added since the second half of 2010, generated $921,000 of this increase. These 21 new large commercial and industrial services are expected to generate annual gross margin of $1.2 million in 2011. The same services generated $196,000 of gross margin following their addition in the second half of 2010. Two-percent growth in residential customers generated an additional $328,000 in gross margin for the Delmarva natural gas distribution operation.
Gross margin for our Florida natural gas distribution operations decreased by $228,000 during the first nine months of 2011 compared to the same period in 2010. Included in gross margin for the first nine months of 2010 is the impact of the $500,000 reserve for regulatory risk as previously described. The factors contributing to the remaining $728,000 decrease were as follows:
•
Lower customer consumption during the first nine months of 2011, compared to the same period in 2010, due primarily to significantly warmer weather during the heating season, decreased gross margin by $1.6 million. Heating degree-days in Florida decreased by 43 percent, or 408 heating degree-days, during the first nine months of 2011, compared to the same period in 2010.

•
Offsetting the decrease from lower customer consumption are: (1) two-percent growth in commercial customers for our Florida natural gas distribution operation, which generated additional gross margin of $754,000 in the first nine months of 2011, compared to the same period in 2010; and (2) 700 new customers, added as a result of our purchase of the operating assets of Indiantown Gas Company in August 2010, which generated $367,000 in additional gross margin in the first nine months of 2011.

Our natural gas transmission operations achieved gross margin growth of $2.2 million during the first nine months of 2011 compared to the same period in 2010. The factors contributing to this increase were as follows:
•
New transportation services associated with Eastern Shore’s eight-mile mainline extension to interconnect with TETLP’s pipeline system generated an additional $1.6 million of gross margin in the nine months ended September 30, 2011. These new services for 19,324 Mcfs per day, which commenced in January 2011, are expected to generate annual gross margin of approximately $1.9 million. Based upon the proposed settlement discussed previously, as the services increase in November 2011 to 33,817 Mcfs per day, the new rate under the proposed settlement of these incremental services will negate the gross margin impact from the increase in volumes. In November 2012, as the new services increase to 38,647 Mcfs per day, additional annual gross margin of approximately $263,000 is expected to be generated from these services.

•
New transportation services implemented by Eastern Shore in May 2010 and November 2010 as a result of its system expansion projects generated an additional $330,000 of gross margin during the first nine months of 2011, compared to 2010. These expansions added 2,666 Mcfs of capacity per day and an estimated annual gross margin of $606,000 in 2011. These projects generated $216,000 of gross margin in 2010.

•
Eastern Shore entered into two additional transportation services agreements with an existing industrial customer, one for the period of May 2011 through April 2021 for an additional 3,290 Mcfs per day and the other for the period of November 2011 through October 2012 for an additional 9,192 Mcfs per day. These services generated additional gross margin of $154,000 in the first nine months of 2011. The 10-year service from May 2011 to April 2021 is expected to generate gross margin of $243,000 in 2011 and $361,000 annually thereafter. The one-year service from November 2011 to October 2012 is expected to generate gross margin of $168,000 in 2011 and $842,000 in 2012.

•
The foregoing increases to gross margin were offset by the expiration of two small firm transportation service contracts in April 2010, decreasing gross margin by $40,000 in the first nine months of 2011.

Gross margin for our Florida electric distribution operation decreased by $365,000 in the first nine months of 2011, compared to the same period in 2010, due primarily to lower customer consumption during the heating season. Heating degree-days in Florida decreased by 43 percent, or 408 heating degree-days during the first nine months of 2011, compared to the same period in 2010.
Other Operating Expenses
Other operating expenses for the regulated energy segment increased by $4.0 million in the nine months ended September 30, 2011. Included in this increase are non-recurring items of $503,000 for severance charges and $334,000 for pension charges during the first nine months of 2011. The remaining increase of $3.1 million is due largely to the following factors:
•	$820,000 in higher depreciation expense and asset removal costs form capital investments made since the third quarter of 2010;
•
Increased regulatory, legal and other costs, including $439,000 of additional costs associated with the electric franchise dispute in Marianna, Florida and $245,000 in costs with respect to the “Come-Back” filing in Florida, the rate case proceeding for Eastern Shore and other regulatory proceedings;

•	$628,000 in additional expenses related to pipeline integrity projects for Eastern Shore to comply with increased pipeline regulatory requirements;
•	$202,000 in higher costs related to maintenance of mains, electric lines and facilities;
•
a reduction of $139,000 in expense for the nine months ended September 2010, resulting from a reversal of bad debt expense, which was previously reserved for a receivable from a Florida electric customer in bankruptcy; and

•	$192,000 in increased payroll costs, due primarily to higher accruals for performance incentive compensation.
Other Development
In June 2011, Allen Family Foods, Inc. and related entities (collectively, “Allen”) filed for bankruptcy. Our Delmarva natural gas distribution operation serves two of Allen’s poultry facilities, one of which is included in our discussion of the 21 new large commercial and industrial services added since July 2010. The total gross margin for 2010 from our natural gas service to these two facilities was approximately $156,000. Since the bankruptcy filing, these two facilities have been sold to another poultry processor. The facilities continue to operate and we continue to serve them. While we cannot predict the future plan for these two facilities by the new purchaser, the level of natural gas consumption at these two facilities has not changed significantly.
Unregulated Energy

			Increase
For the Nine Months Ended September 30,	2011	2010	(decrease)
(in thousands, except degree-day data)
Revenue	$112,164	$104,018	$8,146
Cost of sales	84,227	78,740	5,487

Gross margin	27,937	25,278	2,659

Operations & maintenance	17,475	16,792	683
Depreciation & amortization	2,301	2,660	(359)
Other taxes	1,114	1,094	20

Other operating expenses	20,890	20,546	344

Operating Income	$7,047	$4,732	$2,315

Weather Analysis — Delmarva Peninsula

Actual HDD	2,876	3,021	(145)
10-year average HDD	2,905	2,923	(18)

Operating income for the unregulated energy segment for the nine months ended September 30, 2011 was $7.0 million, an increase of $2.3 million, or 49 percent, compared to the same period in 2010. An increase in gross margin of $2.7 million was slightly offset by an increase in operating expenses of $344,000.
Gross Margin
Gross margin for our unregulated energy segment increased by $2.7 million, or 11 percent, for the first nine months of 2011, compared to the same period in 2010.
Our Delmarva propane distribution operation experienced an increase in gross margin of $1.6 million for the first nine months of 2011, compared to the same period in 2010. The factors contributing to this increase were as follows:
•
Our Delmarva propane distribution operation generated additional gross margin of $1.2 million due to higher margins per gallon during the first nine months of 2011, compared to the same period in 2010, as margins per gallon returned to more normal levels during the current period. Propane margins per gallon during the first half of 2010 were low, compared to historical levels, due to additional spot purchases at increased costs during the peak heating season to meet the weather-related increase in customer consumption. More normal temperatures and fewer spot purchases during 2011 resulted in margins per gallon returning to more normal levels.

•	A one-time gain of $575,000 was recorded in the first nine months of 2011, as a result of our share of proceeds received from an antitrust litigation settlement with a major propane supplier.
•	An increase in other fees generated additional gross margin of $174,000, due primarily to the continued growth and successful implementation of various customer pricing programs.
•
A decline in volumes sold in the first nine months of 2011, compared to the same period in 2010, decreased gross margin by $287,000. This decrease was attributable to timing of deliveries to bulk customers and a decrease in weather-related consumption due to the warmer temperatures on the Delmarva Peninsula.

Our Florida propane distribution operations experienced an increase in gross margin of $428,000 during the first nine months of 2011 compared to the same period in 2010. Higher margins per gallon, as we continued to adjust our retail pricing in response to market conditions, contributed $897,000 additional gross margin. Also generating $195,000 in gross margin during the period was a propane rail terminal agreement with a supplier to provide terminal and storage services from November 2010 to May 2011. A decrease in heating degree-days in the first nine months of 2011, compared to the same period in 2010, and a decrease in propane deliveries to bulk customers due to a decrease in non-weather volumes, resulted in decreased gross margin of $652,000.
Xeron generated a $514,000 increase in gross margin during the first nine months of 2011, compared to the same period in 2010, due primarily to a 40-percent increase in Xeron’s trading activity in the first nine months of 2011, compared to the same period in 2010.
Gross margin generated by PESCO increased by $295,000 during the first nine months of 2011, compared to the same period in 2010. This increase was due to favorable imbalance resolutions during the first nine months of 2011 with third-party pipelines, with which PESCO contracts for natural gas supply. Revenues generated from favorable imbalance resolutions with intrastate pipelines are not predictable and, therefore, are not included in our long-term financial plans or forecasts.
Merchandise sales in Florida decreased in the first nine months of 2011, compared to the same period in 2010, resulting in lower gross margin of $218,000.

Other Operating Expenses
Other operating expenses for the unregulated energy segment increased by $344,000 for the nine months of 2011, compared to the same period in 2010, due primarily to the following factors: (a) increased payroll and benefit costs of $335,000, attributable primarily to higher accruals for performance incentive compensation; (b) increased vehicle expenses of $282,000 resulting from an increase in fuel prices; and (c) one-time charges of $67,000 associated with the voluntary workforce reduction in Florida as we continued to integrate the Florida operations. These increases were partially offset by the absence of a $278,000 non-recurring charge recorded in the third quarter of 2010 for a Florida propane class action settlement.
Other

			Increase
For the Nine Months Ended September 30,	2011	2010	(decrease)
(in thousands)
Revenue	$8,757	$7,990	$767
Cost of sales	4,790	3,973	817

Gross margin	3,967	4,017	(50)

Operations & maintenance	3,145	2,672	473
Depreciation & amortization	316	216	100
Other taxes	538	479	59

Other operating expenses	3,999	3,367	632

Operating Income — Other	(32)	650	(682)
Operating Income — Eliminations	—	—	—

Operating (Loss) Income	$(32)	$650	$(682)

Note: Eliminations are entries required to eliminate activities between business segments from the consolidated results.
The other segment reported an operating loss of $32,000 for the nine months ended September 30, 2011, compared to operating income of $650,000 for the same period in 2010. The decrease in operating results of $682,000 was attributable primarily to lower operating income of $860,000 from BravePoint, offset partially by the absence in 2011 of $179,000 in merger-related costs expensed in the first nine months of 2010.
Gross margin
The gross margin decrease of $50,000 for our “other” segment was primarily a result of lower consulting margin and approximately $101,000 in gross margin loss associated with initial implementation of ProfitZoom™, which were slightly offset by an increase of product sales and consulting revenue for BravePoint, our advanced information services subsidiary.
Other Operating expenses
Other operating expenses increased by $632,000 in the first nine months of 2011, compared to the same period in 2010. Other operating expenses for BravePoint increased by $860,000, due primarily to $722,000 in additional marketing and development costs, as it began to roll out ProfitZoom™, and $287,000 in increased benefit costs. Benefit costs increased for BravePoint as Chesapeake adopted a safe harbor 401(k) plan design on January 1, 2011, which resulted in an increased 401(k) benefit for BravePoint employees in 2011. The increase in BravePoint’s other operating expenses was offset partially by the absence in 2011 of $179,000 in merger-related costs in the first half of 2010.
Interest Expense
Interest expense for the nine months ended September 30, 2011 decreased by approximately $270,000, or four percent, compared to the same period in 2010. The decrease is attributable primarily to a decrease of $582,000 in other long-term interest expense as scheduled repayments decreased the outstanding principal balance. Partially offsetting this decrease was additional interest expense of $240,000 related to the $29 million long-term debt issuance in June 2011 to permanently finance two series of FPU mortgage bonds.

Income Taxes
We recorded an income tax expense of $12.6 million for the first nine months of 2011, compared to $12.1 million for the same period in 2010. The period-over-period increase in income tax expense is primarily a function of higher earnings for the period.
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
Our energy businesses are weather-sensitive and seasonal. We normally generate a large portion of our annual net income and subsequent increases in our accounts receivable in the first and fourth quarters of each year due to significant volumes of natural gas, electricity, and propane delivered by our natural gas, electric, and propane distribution operations to customers during the peak heating season. In addition, our natural gas and propane inventories, which usually peak in the fall months, are largely drawn down in the heating season and provide a source of cash as the inventory is used to satisfy winter sales demand.
We originally budgeted $51.7 million for capital expenditures during 2011. Our current capital spending projection for 2011 is $53.6 million. This amount includes $45.0 million for the regulated energy segment, $2.8 million for the unregulated energy segment and $5.8 million for the “other” segment. The amount for the regulated energy segment includes estimated capital expenditures for expansion and improvement of facilities for the following: (a) natural gas distribution operation ($23.4 million); (b) natural gas transmission operation ($15.7 million); and (c) electric distribution operation ($5.9 million). The amount for the unregulated energy segment includes estimated capital expenditures for the propane distribution operations for customer growth and replacement of equipment. The amount for the “other” segment includes an estimated capital expenditure of $292,000 for the advanced information services operation and $2.5 million for a billing system enhancement, with the remaining balance for other general plant, computer software and hardware. We expect to fund the 2011 capital expenditures program from short-term borrowing, cash provided by operating activities, and other sources. The capital expenditures program is subject to continuous review and modification. Actual capital requirements may vary from the above estimates due to a number of factors, including changing economic conditions, customer growth in existing areas, regulation, new growth or acquisition opportunities and availability of capital.

Capital Structure
We are committed to maintaining a sound capital structure and strong credit ratings to provide the financial flexibility needed to access capital markets when required. This commitment, along with adequate and timely rate relief for our regulated operations, is intended to ensure our ability to attract capital from outside sources at a reasonable cost. We believe that the achievement of these objectives will provide benefits to our customers, creditors and investors. The following presents our capitalization, excluding and including short-term borrowings, as of September 30, 2011 and December 31, 2010:

	September 30,		December 31,
(in thousands)	2011		2010
Long-term debt, net of current maturities	$117,069	33%	$89,642	28%
Stockholders’ equity	237,548	67%	226,239	72%

Total capitalization, excluding short-term debt	$354,617	100%	$315,881	100%

	September 30,		December 31,
(in thousands)	2011		2010
Short-term debt	$26,591	7%	$63,958	16%
Long-term debt, including current maturities	126,265	32%	98,858	25%
Stockholders’ equity	237,548	61%	226,239	59%

Total capitalization, including short-term debt	$390,404	100%	$389,055	100%

Short-term Borrowings
Our outstanding short-term borrowings at September 30, 2011 and December 31, 2010 were $26.6 million and $64.0 million, respectively, at weighted average interest rates of 1.53 percent and 1.77 percent, respectively.
We utilize bank lines of credit to provide funds for our short-term cash needs to meet seasonal working capital requirements and to fund temporarily portions of the capital expenditure program. As of September 30, 2011, we had four unsecured bank lines of credit with two financial institutions for a total of $100.0 million. Two of these unsecured bank lines, totaling $60.0 million, are available under committed lines of credit. None of these unsecured bank lines of credit requires compensating balances. Advances offered under the uncommitted lines of credit are subject to the discretion of the banks. We are currently authorized by our Board of Directors to borrow up to $85.0 million of short-term debt, as required, from these unsecured bank lines of credit.
Our outstanding borrowings under these unsecured bank lines of credit at September 30, 2011 and December 31, 2010 were $21.4 million and $30.8 million, respectively, at weighted average interest rates of 1.49 percent and 1.65 percent, respectively. In addition to the four unsecured bank lines of credit, we entered into a new short-term credit facility for $29.1 million with an existing lender in March 2010 to temporarily finance the early redemption of the 6.85 percent and 4.90 percent series of FPU’s secured first mortgage bonds. On June 23, 2011, we issued $29.0 million of 5.68 percent Chesapeake’s unsecured senior notes to repay the new short-term credit facility and permanently finance the FPU first mortgage bonds.
Cash Flows Provided By Operating Activities
Cash flows provided by operating activities were as follows:

For the Nine Months Ended September 30,	2011	2010
(in thousands)
Net Income	$19,664	$18,942
Non-cash adjustments to net income	32,769	26,901
Changes in assets and liabilities	341	8,951

Net cash provided by operating activities	$52,774	$54,794

During the nine months ended September 30, 2011 and 2010, net cash flow provided by operating activities was $52.8 million and $54.8 million, respectively, a period-over-period decrease of $2.0 million. Significant operating activities reflected in the change in cash flows provided by operating activities were as follows:
•
Net cash flows related to income taxes, which include deferred income taxes in non-cash adjustments to net income and the change in income taxes receivable, increased by $7.7 million in the first nine months of 2011, compared to the same period in 2010, due primarily to the 100-percent bonus depreciation deduction allowed in 2011, which is reducing our income tax payments in the current period.

•
Net cash flows from receivables and payables in the natural gas and propane distribution operations decreased by $6.2 million, offset partially by an increase in net cash flows due primarily to the timing of collections and payments of trading contracts entered into by our propane wholesale marketing operation.

•
Net cash flows from accrued compensation decreased by $2.0 million, as a result of a smaller decrease in the change in accrued payroll due to timing of payroll periods and higher incentive compensation and severance payments in the first nine months of 2011.

•	Net cash flows from the changes in regulatory assets and liabilities decreased by approximately $2.0 million, primarily as a result of a reduction in fuel costs due and collected from rate payers.
Cash Flows Used in Investing Activities
Net cash flows used in investing activities totaled $33.3 million and $28.9 million during the nine months ended September 30, 2011 and 2010, respectively. Cash utilized for capital expenditures was $33.4 million and $26.2 million for the first nine months of 2011 and 2010, respectively.
Cash Flows Used by Financing Activities
Cash flows used in financing activities totaled $19.4 million and $25.9 million for the first nine months of 2011 and 2010, respectively. Significant financing activities reflected in the change in cash flows used by financing activities were as follows:
•
During the first nine months of 2011 we had a net repayment of $9.3 million under our line of credit agreements related to working capital, compared to $23.1 million during the same period in 2010, resulting in a period-over-period net cash increase of $13.7 million. Changes in cash overdrafts decreased by $5.9 million, resulting in a period-over-period net cash increase.

•
Net repayments of other short-term debt and long-term debt during the first nine months of 2011 were $1.5 million, compared to net repayments of $2.1 million in the same period in 2010. During the first nine months of 2010, we redeemed the 6.85 and 4.90 percent series of FPU’s secured first mortgage bonds prior to their respective maturities by using the proceeds from a new short-term credit facility. During the first nine months of 2011, we issued Chesapeake’s unsecured senior notes, using the proceeds to repay the new short-term credit facility and permanently finance the FPU bonds.

•	We paid $8.7 million and $8.2 million in cash dividends for the nine months ended September 30, 2011 and 2010, respectively.
Off-Balance Sheet Arrangements
We have issued corporate guarantees to certain vendors of our subsidiaries, primarily the propane wholesale marketing subsidiary and the natural gas marketing subsidiary. These corporate guarantees provide for the payment of propane and natural gas purchases in the event of the respective subsidiary’s default. None of these subsidiaries has ever defaulted on its obligations to pay its suppliers. The liabilities for these purchases are recorded in our financial statements when incurred. The aggregate amount guaranteed at September 30, 2011 was $26.7 million, with the guarantees expiring on various dates through 2012.

In addition to the corporate guarantees, we have issued a letter of credit for $1.0 million, which expires on September 12, 2012, related to the electric transmission services for FPU’s northwest electric division. We have also issued a letter of credit to our current primary insurance company for $656,000, which expires on December 2, 2011, to provide as security to satisfy the deductibles under our various insurance policies. Although we recently changed our primary insurance company, we still have an outstanding letter of credit for $725,000 to our former primary insurance company, which will expire on June 1, 2012. There have been no draws on these letters of credit as of September 30, 2011. We do not anticipate that the letters of credit will be drawn upon by the counterparties, and we expect that the letters of credit will be renewed to the extent necessary in the future.
We provided a letter of credit for $2.5 million under the Precedent Agreement with TETLP, which is the maximum amount required under the agreement.
Contractual Obligations
There has not been any material change in the contractual obligations presented in our 2010 Annual Report on Form 10-K, except for commodity purchase obligations and forward contracts entered into in the ordinary course of our business. The following table summarizes the commodity and forward contract obligations at September 30, 2011.

	Payments Due by Period
Purchase Obligations	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
(in thousands)
Commodities (1)	$19,463	$366	$—	$—	$19,829
Propane (2)	54,115	—	—	—	54,115

Total Purchase Obligations	$73,578	$366	$—	$—	$73,944

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

(2)
We have also entered into forward sale contracts in the aggregate amount of $32.5 million. See Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk,” below, for further information.

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
Other Matters
Rates and Regulatory Matters
Our natural gas distribution operations in Delaware, Maryland and Florida and electric distribution operation in Florida are subject to regulation by their respective PSC; Eastern Shore is subject to regulation by the FERC; and Peninsula Pipeline is subject to regulation by the Florida PSC. At September 30, 2011, we were involved in rate filings and/or regulatory matters in each of the jurisdictions in which we operate. Each of these rate filings and/or regulatory matters is fully described in Note 3, “Rates and Other Regulatory Activities,” to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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
Market risk represents the potential loss arising from adverse changes in market rates and prices. Long-term debt is subject to potential losses based on changes in interest rates. Our long-term debt consists of fixed-rate senior notes, secured debt and convertible debentures. All of our long-term debt is fixed-rate debt and was not entered into for trading purposes. The carrying value of long-term debt, including current maturities, was $126.3 million at September 30, 2011, as compared to a fair value of $150.4 million, based on a discounted cash flow methodology that incorporates a market interest rate that is based on published corporate borrowing rates for debt instruments with similar terms and average maturities with adjustments for duration, optionality, credit risk, and risk profile. We evaluate whether to refinance existing debt or permanently refinance existing short-term borrowing, based in part on the fluctuation in interest rates.
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
In August 2011, our Delmarva propane distribution operation entered into a put option to protect against the decline in propane prices and related potential inventory losses associated with 630,000 gallons purchased for the propane price cap program in the upcoming heating season. This put option is exercised if the propane prices fall below the strike price of $1.445 per gallon in January through March of 2012 and we will receive the difference between the market price and the strike price during those months. We paid $91,000 to purchase the put option. We account for this put option as a fair value hedge. As of September 30, 2011, the put option had a fair value of $92,000. The change in the fair value of the put option reduced our propane inventory balance.
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

The forward and futures contracts are entered into for trading and wholesale marketing purposes. The propane wholesale marketing business is subject to commodity price risk on its open positions to the extent that market prices for natural gas liquids deviate from fixed contract settlement prices. Market risk associated with the trading of futures and forward contracts is monitored daily for compliance with our Risk Management Policy, which includes volumetric limits for open positions. To manage exposures to changing market prices, open positions are marked up or down to market prices and reviewed daily by our oversight officials. In addition, the Risk Management Committee reviews periodic reports on markets and the credit risk of counter-parties, approves any exceptions to the Risk Management Policy (within limits established by the Board of Directors) and authorizes the use of any new types of contracts. Quantitative information on forward and futures contracts at September 30, 2011 is presented in the following tables.

	Quantity in	Estimated Market	Weighted Average
At September 30, 2011	Gallons	Prices	Contract Prices
Forward Contracts
Sale	21,361,200	$1.3900 – $1.6200	$1.5231
Purchase	21,193,200	$1.3344 – $1.6047	$1.5149
Estimated market prices and weighted average contract prices are in dollars per gallon.
All contracts expire during or prior to the first quarter of 2012.
At September 30, 2011 and December 31, 2010, we marked these forward and other contracts to market, using market transactions in either the listed or OTC markets, which resulted in the following assets and liabilities:

	September 30,	December 31,
(in thousands)	2011	2010

Mark-to-market energy assets, including put option	$1,229	$1,642
Mark-to-market energy liabilities	$956	$1,492

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and Chief Financial Officer of the Company, with the participation of other Company officials, have evaluated our “disclosure controls and procedures” (as such term is defined under Rules 13a-15(e) and 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2011. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total		Total Number of Shares	Maximum Number of
	Number of	Average	Purchased as Part of	Shares That May Yet Be
	Shares	Price Paid	Publicly Announced Plans	Purchased Under the Plans
Period	Purchased	per Share	or Programs (2)	or Programs (2)
July 1, 2011 through July 31, 2011 (1)	260	$40.06	—	—
August 1, 2011 through August 31, 2011	—	$—	—	—
September 1, 2011 through September 30, 2011	—	$—	—	—

Total	260	$40.06	—	—

(1)
Chesapeake purchased shares of stock on the open market for the purpose of reinvesting the dividend on deferred stock units held in the Rabbi Trust accounts for certain Directors and Senior Executives under the Deferred Compensation Plan. The Deferred Compensation Plan is discussed in detail in Item 8 under the heading “Notes to the Consolidated Financial Statements — Note M, Employee Benefit Plans” of our Form 10-K filed with the SEC on March 8, 2011. During the quarter, 260 shares were purchased through the reinvestment of dividends on deferred stock units.

(2)	Except for the purposes described in Footnote (1), Chesapeake has no publicly announced plans or programs to repurchase its shares.

Item 3.	Defaults upon Senior Securities
None.

Item 5.	Other Information
None.

Item 6.	Exhibits

31.1	Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated November 4, 2011.

31.2	Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated November 4, 2011.

32.1	Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350, dated November 4, 2011.

32.2	Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350, dated November 4, 2011.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chesapeake Utilities Corporation

/s/ Beth W. Cooper Beth W. Cooper
Senior Vice President and Chief Financial Officer

Date: November 4, 2011