Form 10-K
period 2011-12-31
CHESAPEAKE UTILITIES CORP
filed 2012-03-07
CIK 19745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2011

Commission File Number: 001-11590

CHESAPEAKE UTILITIES CORPORATION

(Exact name of registrant as specified in its charter)

State of Delaware	51-0064146
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

909 Silver Lake Boulevard, Dover, Delaware 19904

(Address of principal executive offices, including zip code)

302-734-6799

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock - par value per share $0.4867	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

8.25% Convertible Debentures Due 2014

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐.    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐.     No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒.    No  ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒.    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐.    No  ☒.

The aggregate market value of the common shares held by non-affiliates of Chesapeake Utilities Corporation as of June 30, 2011, the last business day of its most recently completed second fiscal quarter, based on the last trade price on that date, as reported by the New York Stock Exchange, was approximately $382.8 million.

As of February 29, 2012, 9,576,780 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference in Part II and Part III.

CHESAPEAKE UTILITIES CORPORATION

FORM 10-K

YEAR ENDED DECEMBER 31, 2011

GLOSSARY OF KEY TERMS AND DEFINITIONS

Accounting Principles Generally Accepted in the United States of America (GAAP): A standard framework of accounting rules used to prepare, present and report financial statements in the United States of America.

Acquisition adjustment: The recovery, through rates, and inclusion in rate base of the premium paid for an acquisition as approved by the state PSCs for the regulated operations.

Allowed return: Return on equity or pre-tax, pre-interest rate of return on investment approved by the state PSCs or the FERC for the respective regulated operations.

BravePoint®, Inc. (BravePoint): An advanced information services subsidiary, headquartered in Norcross, Georgia. BravePoint is a wholly owned subsidiary of Chesapeake Services Company, which is a wholly owned subsidiary of Chesapeake.

Chesapeake’s legacy business: Chesapeake’s businesses, exclusive of FPU. We use this term to highlight our organic growth and assist the readers with the comparable results of operations between 2010 and 2009 from businesses that Chesapeake owned prior to the FPU acquisition.

Chesapeake Utilities Corporation (Chesapeake or the Company): The Registrant, its divisions, the Registrant and its subsidiaries, or the Registrant’s subsidiaries, as appropriate in the context of the disclosure.

Come-Back filing: The regulatory filing that was required by the Florida PSC within 18 months of the completion of the FPU merger to detail known benefits, synergies, cost savings and cost increases resulting from the merger.

Cooling Degree-Day (CDD): A measure of the variation in weather based on the extent to which the daily average temperature (from 10:00 am to 10:00 am) is above 65 degrees Fahrenheit. This measurement is used to determine the impact of hot weather on our electric distribution operation during the cooling season.

Cost of sales: Includes the purchased cost of natural gas, electricity and propane commodities, pipeline capacity costs needed to transport and store natural gas, transmission costs for electricity, transportation costs to transport propane purchases to our storage facilities and the direct cost of labor spent on direct revenue-producing activities.

Dekatherms (Dts): A natural gas unit of measurement that includes a standard measure for heating value. A dekatherm (or 10 therms) of gas contains 10,000 British thermal units of heat, or the energy equivalent of burning approximately 100 cubic feet of natural gas under normal conditions.

Dekatherms per day (Dts/d): Natural gas volume in dekatherms measured on a daily basis.

Delmarva natural gas distribution operation: Chesapeake’s Delaware and Maryland divisions.

Delmarva Peninsula: A peninsula in the east coast of the United States of America occupied by Delaware and portions of Maryland and Virginia. Chesapeake provides natural gas distribution, transmission and marketing services and propane distribution service to its customers on the Delmarva Peninsula.

Eastern Shore Natural Gas Company (Eastern Shore): a wholly owned natural gas transmission subsidiary of Chesapeake. Eastern Shore operates an interstate pipeline system that transports natural gas from various points in Pennsylvania to customers in southern Pennsylvania and on the Delmarva Peninsula.

Federal Energy Regulatory Commission (FERC): An independent agency of the Federal government that regulates the interstate transmission of electricity, natural gas, and oil. The FERC also reviews proposals to build liquefied natural gas terminals and interstate natural gas pipelines. Eastern Shore is regulated by the FERC.

Firm service: Customers whose gas supply will not be disrupted to meet the needs of other customers. Typically, this class of customer comprises residential customers and most commercial customers.

Florida natural gas distribution operation: Chesapeake’s Florida division and the natural gas operation of Florida Public Utilities Company, including its Indiantown division.

Florida Public Utilities Company (FPU): a wholly owned subsidiary of Chesapeake as of October 28, 2009, the date we acquired FPU through the merger. FPU provides natural gas, electric and propane distribution services in Florida.

Gross Margin: A non-GAAP measure, which Chesapeake uses to evaluate the performance of its business segments. Gross margin is calculated by deducting the cost of sales from operating revenues.

Heating Degree-Day (HDD): A measure of the variation in weather based on the extent to which the daily average temperature (from 10:00 am to 10:00 am) is below 65 degrees Fahrenheit. This measurement is used to determine the impact of cold weather on our natural gas, electric and propane distribution operations during the heating season.

Interruptible Service: Large commercial customers whose services can be temporarily interrupted in order for the regulated utility to meet the needs of firm customers. These customers pay lower delivery rates than firm customers and they must be able to readily substitute an alternate fuel for natural gas.

Lower of Cost or Market: The process of adjusting inventory in order to reflect the lesser of its original cost or its current market value.

Manufactured Gas Plant (MGP): The sites that previously used coal to manufacture gaseous fuel that was used for industrial, commercial and residential use. These sites are currently undergoing remedial action plans to remove contaminations in the soil and water at or near these sites.

Mark-to-Market: The process of adjusting the carrying value of a position held in our forward contracts and derivative instruments to reflect their current fair value.

Normal Weather: An average equal to the most recent 10–year average of heating and/or cooling degree-days.

Peninsula Pipeline Company, Inc. (Peninsula Pipeline): A wholly owned Florida intrastate pipeline subsidiary of Chesapeake.

Performance Incentive Plan (PIP): A program that grants key employees of Chesapeake the right to receive awards of shares of common stock, contingent upon the achievement of established performance goals.

Peninsula Energy Services Company, Inc. (PESCO): A wholly owned natural gas marketing subsidiary of Chesapeake. PESCO competes with regulated utilities and other unregulated third-party marketers to sell natural gas supplies directly to commercial and industrial customers through competitively-priced contracts.

Peoples Gas: The Peoples Gas System division of Tampa Electric Company.

ProfitZoom™: A new product developed and launched by BravePoint. ProfitZoom™ is an integrated system encompassing financial, job costing and service management modules, which was designed specifically for the fire protection and specialty contracting industries.

Public Service Commission (PSC): The state regulatory agencies that regulate Chesapeake’s natural gas and electric distribution operations as to their rates and service. Chesapeake’s natural gas operations operate in Delaware, Maryland and Florida and are regulated by the PSCs in those states. Chesapeake’s electric operation operates in Florida and is regulated by the Florida PSC. Peninsula Pipeline is also regulated by the Florida PSC.

Purchased fuel cost recovery mechanism: A regulatory method of adjusting the billing rates to reflect changes in the cost of purchased fuel for the natural gas and electric distribution operations. This allows matching of revenues with natural gas and electric supply and transportation costs and typically provides full recovery of such costs.

Rate Case: A periodic filing with the state PSC or the FERC to establish equitable rates and balance the interests of all classes of customers and shareholders.

Remedial Action Plan (RAP): Procedures taken or being considered in removing contaminants from a MGP formerly owned or operated by Chesapeake or FPU.

Sharp Energy, Inc. (Sharp): a wholly owned propane distribution subsidiary of Chesapeake. Sharp and its subsidiary, Sharpgas, Inc., provide propane distribution service in Delaware, Maryland, Pennsylvania and Virginia.

Tariffs: Documents issued by the regulatory agencies in each jurisdiction that establish the rates that Chesapeake and its regulated subsidiaries/operations may charge and the practices it must follow when providing utility service to our customers.

Xeron, Inc. (Xeron): a wholly owned propane wholesale marketing subsidiary of Chesapeake, based in Houston, Texas.

PART I

References in this document to “Chesapeake,” the “Company,” “we,” “us” and “our” mean Chesapeake Utilities Corporation, its divisions and/or its wholly owned subsidiaries, as appropriate in the context of the disclosure.

Safe Harbor for Forward-Looking Statements

We make statements in this Annual Report on Form 10-K that do not directly or exclusively relate to historical facts. Such statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. One can typically identify forward-looking statements by the use of forward-looking words, such as “project,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “continue,” “potential,” “forecast” or other similar words, or future or conditional verbs such as “may,” “will,” “should,” “would” or “could.” These statements represent our intentions, plans, expectations, assumptions and beliefs about future financial performance, business strategy, projected plans and objectives of the Company. These statements are subject to many risks and uncertainties. In addition to the risk factors described under Item 1A “Risk Factors,” the following important factors, among others, could cause actual future results to differ materially from those expressed in the forward-looking statements:

•

state and federal legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures, and affect the speed at and degree to which competition enters the electric and natural gas industries (including deregulation);

•	the outcomes of regulatory, tax, environmental and legal matters, including whether pending matters are resolved within current estimates;

•	the loss of customers due to government mandated sale of our utility distribution facilities;

•	industrial, commercial and residential growth or contraction in our markets or service territories;

•	the weather and other natural phenomena, including the economic, operational and other effects of hurricanes and ice storms;

•	the timing and extent of changes in commodity prices and interest rates;

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

Chesapeake Utilities Corporation 2011 Form 10-K      Page 1

•	the ability to construct facilities at or below estimated costs;

•	changes in technology affecting our advanced information services business; and

•	operation and litigation risks that may not be covered by insurance.

ITEM 1. BUSINESS.

(a) Overview

We are a diversified utility company engaged in various energy and other businesses. Chesapeake is a Delaware corporation that was formed in 1947. On October 28, 2009, we completed a merger with Florida Public Utilities Company (“FPU”), pursuant to which FPU became a wholly owned subsidiary of Chesapeake. We operate regulated energy businesses through our natural gas distribution divisions in Delaware, Maryland and Florida, natural gas and electric distribution operations in Florida through FPU, and natural gas transmission operations on the Delmarva Peninsula and Florida through our subsidiaries, Eastern Shore Natural Gas Company (“Eastern Shore”) and Peninsula Pipeline Company, Inc. (“Peninsula Pipeline”), respectively. Our unregulated businesses include our natural gas marketing operation through Peninsula Energy Services Company, Inc. (“PESCO”); propane distribution operations through Sharp Energy, Inc. and its subsidiary Sharpgas, Inc. (collectively “Sharp”) and FPU’s propane distribution subsidiary, Flo-Gas Corporation; and our propane wholesale marketing operation through Xeron, Inc. (“Xeron”). We also have an advanced information services subsidiary, BravePoint®, Inc. (“BravePoint”).

(b) Operating Segments

We are composed of three operating segments:

•

Regulated Energy. The regulated energy segment includes natural gas distribution, electric distribution and natural gas transmission operations. All operations in this segment are regulated, as to their rates and service, by the Public Service Commission (“PSC”) having jurisdiction in each operating territory or by the Federal Energy Regulatory Commission (“FERC”) in the case of Eastern Shore.

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

The following table shows the size of each of our operating segments based on operating income for 2011 and net property, plant and equipment as of December 31, 2011:

(in thousands)	Operating Income		Net Property, Plant & Equipment
Regulated Energy	$44,204	83%	$436,438	90%
Unregulated Energy	9,326	17%	35,508	7%
Other	175	0%	15,758	3%

Total	$53,705	100%	$487,704	100%

Additional financial information by business segment is included in Item 8 under the heading “Notes to the Consolidated Financial Statements — Note C, Segment Information.”

Chesapeake Utilities Corporation 2011 Form 10-K      Page 2

(i) Regulated Energy

Overview of Business

Our regulated energy segment provides natural gas distribution service in Delaware, Maryland and Florida, electric distribution service in Florida and natural gas transmission service in Delaware, Maryland, Pennsylvania and Florida.

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

Our Delaware and Maryland natural gas distribution divisions serve 53,851 residential and commercial customers and 97 industrial customers in central and southern Delaware and on Maryland’s eastern shore. For the year ended December 31, 2011, operating revenues and deliveries by customer class for our Delaware and Maryland distribution divisions were as follows:

	Operating Revenues (in thousands)		Deliveries (in Dts)
Residential	$46,688	62%	2,970,589	32%
Commercial	24,318	33%	3,150,272	33%
Industrial	5,044	7%	3,206,004	34%

Subtotal	76,050	102%	9,326,865	99%
Interruptible	175	0%	106,772	1%
Other (1)	(1,361)	-2%	—	—

Total	$74,864	100%	9,433,637	100%

(1)	Operating revenues from “other” include unbilled revenue, rental of gas properties, and other miscellaneous charges.

Our Florida natural gas distribution operation consists of Chesapeake’s Florida division and FPU’s natural gas operation, which was acquired in the merger with FPU in October 2009. In August 2010, FPU added a new division through the purchase of the natural gas operating assets of Indiantown Gas Company (“IGC”). On a combined basis, our Florida natural gas distribution operation serves 61,525 residential customers and 6,461 commercial and industrial customers in 20 counties in Florida. For the year ended December 31, 2011, operating revenues and deliveries by customer class for our Florida natural gas distribution operation were as follows:

	Operating Revenues (in thousands)		Deliveries (in Dts)
Residential	$22,511	30%	1,503,135	7%
Commercial	35,438	46%	4,239,328	19%
Industrial	14,052	18%	17,073,057	75%
Other (1)	4,361	6%	(170,316)	-1%

Total	$76,362	100%	22,645,204	100%

(1)	Operating revenues from “other” include unbilled revenue, conservation revenue, fees for billing services provided to third parties, other miscellaneous charges and adjustments for pass-through taxes.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 3

Electric Distribution

Our Florida electric distribution operation, which was acquired in the FPU merger, distributes electricity to 30,986 customers in four counties in northeast and northwest Florida. For the year ended December 31, 2011, operating revenues and deliveries by customer class for the FPU electric distribution operation were as follows:

	Operating Revenues (in thousands)		Deliveries (in MWHs)
Residential	$45,945	52%	318,065	46%
Commercial	41,525	47%	326,704	47%
Industrial	7,414	8%	52,440	7%

Subtotal	94,884	107%	697,209	100%
Other (1)	(5,813)	-7%	(2,556)	0%

Total	$89,071	100%	694,653	100%

(1)	Operating revenues from “other” include unbilled revenue, conservation revenue, other miscellaneous charges and adjustments for pass-through taxes.

Natural Gas Transmission

Eastern Shore operates a 402-mile interstate pipeline system that transports natural gas from various points in Pennsylvania to our Delaware and Maryland natural gas distribution divisions, as well as to other utilities and industrial customers in southern Pennsylvania, Delaware and on the eastern shore of Maryland. Eastern Shore also provides swing transportation service and contract storage services. For the year ended December 31, 2011, operating revenues and deliveries by customer class for Eastern Shore were as follows:

	Operating Revenues (in thousands)		Deliveries (in Dts)
Local distribution companies	$22,363	73%	8,840,109	35%
Industrial	6,793	22%	14,056,267	55%
Commercial	2,649	9%	2,517,806	10%
Other (1)	(1,191)	-4%	—	—

Subtotal	30,614	100%	25,414,182	100%
Less: affiliated local distribution companies	(14,945)	-49%	(5,555,586)	-22%

Total non-affiliated	$15,669	51%	19,858,596	78%

(1)	Operating revenues from “other” sources are from rental of gas properties and reserve for rate case refund.

Peninsula Pipeline currently provides natural gas transportation service to a customer for a period of 20 years. This service, which began in January 2009, is provided at a fixed monthly charge, through Peninsula Pipeline’s eight-mile pipeline located in Suwanee County, Florida. For the year ended December 31, 2011, Peninsula Pipeline generated $264,000 in operating revenues under the contract. As further discussed in Item 8 under the heading “Notes to the Consolidated Financial Statements – Note O, Rates and Regulatory Activities,” Peninsula Pipeline has executed an agreement with the Peoples Gas System division of Tampa Electric Company (“Peoples Gas”) for the joint construction, ownership and operation of a 16-mile pipeline from the Duval/Nassau county line to Amelia Island in Nassau County, Florida. This jointly owned pipeline will facilitate our effort to extend natural gas service to Nassau County.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 4

Supplies, Transmission and Storage

We believe that the availability of supply and transmission of natural gas and electricity is adequate under existing arrangements to meet the anticipated needs of customers.

Natural Gas Distribution- Delaware and Maryland

Our Delaware and Maryland natural gas distribution divisions have both firm and interruptible transportation service contracts with five interstate “open access” pipeline companies, including the Eastern Shore pipeline. These divisions are directly interconnected with the Eastern Shore pipeline, and have contracts with interstate pipelines upstream of Eastern Shore, including Transcontinental Gas Pipe Line Company LLC (“Transco”), Columbia Gas Transmission LLC (“Columbia”), Columbia Gulf Transmission Company (“Gulf”) and Texas Eastern Transmission, LP (“TETLP”). The Transco, Columbia and TETLP pipelines are directly interconnected with the Eastern Shore pipeline. The Gulf pipeline is directly interconnected with the Columbia pipeline and indirectly interconnected with the Eastern Shore pipeline. None of the upstream pipelines is owned or operated by an affiliate of the Company.

On April 8, 2010, our Delaware and Maryland divisions entered into a Precedent Agreement with TETLP in conjunction with TETLP’s new expansion project. Upon satisfaction of certain conditions provided in the Precedent Agreement, the Delaware and Maryland divisions will execute two firm transportation service contracts, one for our Delaware division and one for our Maryland division, for 34,100 dekatherms per day (“Dts/d”) and 15,900 Dts/d, respectively. The 34,000 Dts/d for our Delaware division and the 15,900 Dts/d for our Maryland division reflect the additional volume subscribed to by our divisions above the volume originally agreed to by the parties. These contracts will be effective on the service commencement date of the project, which is currently projected to occur in November 2012. The new firm transportation service contracts between our Delaware and Maryland divisions and TETLP will provide us with an additional direct interconnection with Eastern Shore’s transmission system and access to new sources of supply from other natural gas production regions, including the Appalachian production region, thereby providing increased reliability and diversity of supply. They will also provide our Delaware and Maryland divisions with additional upstream transportation capacity to meet current customer demands and to plan for sustainable growth. In December 2010, Eastern Shore completed its mainline extension to interconnect with the TETLP pipeline. Until TETLP’s expansion project is completed, our Delaware and Maryland divisions expect to utilize currently available capacity on a portion of TETLP’s existing pipeline. For the 2011-2012 winter heating season, our Delaware and Maryland divisions have contracted for 26,250 Dts/d and 8,750 Dts/d, respectively, from TETLP.

The Delaware and Maryland divisions use their firm transportation resources to meet a significant percentage of their projected demand requirements, and they purchase firm natural gas supplies on the spot market from various suppliers as needed to match firm supply and demand. This gas is transported by the upstream pipelines and delivered to their interconnections with Eastern Shore. The Delaware and Maryland divisions also have the capability to use propane-air peak-shaving equipment to supplement or displace natural gas purchases.

The following table shows the firm transportation and storage capacity for peak-day deliverability that the Delaware and Maryland divisions currently have under contract with Eastern Shore and pipelines upstream of the Eastern Shore pipeline, including the respective contract expiration dates.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 5

Delaware
Pipeline	Firm transportation capacity maximum peak-day daily deliverability (in Dts)	Firm storage capacity maximum peak-day daily withdrawal (in Dts)	Expiration
Transco	21,423	6,230	Various dates between 2012 and 2028
Columbia	10,960	8,224	Various dates between 2014 and 2020
Gulf	880	—	Expires in 2014
TETLP	26,250	—	Expires in 2012
Eastern Shore	68,613	4,146	Various dates between 2012 and 2027

Maryland
Pipeline	Firm transportation capacity maximum peak-day daily deliverability (in Dts)	Firm storage capacity maximum peak-day daily withdrawal (in Dts)	Expiration
Transco	6,128	2,970	Various dates between 2012 and 2015
Columbia	4,200	3,663	Various dates between 2014 and 2019
Gulf	590	—	Expires in 2014
TETLP	8,750	—	Expires in 2012
Eastern Shore	22,878	2,307	Various dates between 2013 and 2027

Natural Gas Distribution – Florida

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

Chesapeake Utilities Corporation 2011 Form 10-K      Page 6

Contracts by Chesapeake’s Florida natural gas distribution division with FGT include two contracts, which expire on July 31, 2012 and 2015, and one contract with Gulfstream, which expires in 2022. These contracts are summarized in the following table:

Pipeline	Month(s)	Daily Firm Transportation Capacity (in Dts)	Expiration
FGT	November to April	17,639	July 31, 2012
FGT	May to September	15,092	July 31, 2012
FGT	October	16,579	July 31, 2012
FGT	January to December	1,000	2015
Gulfstream	January to December	10,000	2022

FPU has two firm transportation contracts with FGT, which expire in February 2015 and July 2020, and a third contract with various expiration dates between 2016 and 2023. FPU’s firm transportation contract with Florida City Gas expires in 2013. These contracts are summarized in the following table:

Pipeline	Month(s)	Daily Firm Transportation Capacity (in Dts)	Expiration
FGT	January to March	29,421	July 2020
FGT	April	24,808	July 2020
FGT	May to September	9,943	July 2020
FGT	October	10,485	July 2020
FGT	November to December	29,421	July 2020
FGT	January to April	10,564	February 2015
FGT	May to October	4,478	February 2015
FGT	November to December	10,564	February 2015
FGT	January to December	1,822	Various dates between 2016 and 2023
Florida City Gas	January to December	300	2013

FPU uses gas marketers and producers to procure all of its gas supplies for its natural gas distribution operation. FPU also uses Peoples Gas to provide wholesale gas sales service in areas distant from its interconnections with FGT.

Natural Gas Transmission

Eastern Shore has three contracts with Transco for a total of 7,292 dekatherms (“Dts”) of firm peak day storage entitlements and total storage capacity of 288,003 Dts. One of the contracts expires in 2013 and the other two contracts expire in 2023. Eastern Shore has retained these firm storage services in order to provide swing transportation service and firm storage service to those customers that have requested such services.

Electric Distribution

Our electric distribution operation through FPU purchases all of its wholesale electricity from two suppliers: Gulf Power Company (“Gulf Power”) and JEA (formerly known as Jacksonville Electric Authority). Both of these contracts are all requirements contracts, and they expire in December 2019 and December 2017, respectively. The JEA contract provides generation, transmission and distribution service to northeast Florida. The Gulf Power contract provides generation, transmission and distribution service to northwest Florida.

Competition

See discussion of competition in Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Competition.”

Chesapeake Utilities Corporation 2011 Form 10-K      Page 7

Rates and Regulation

Our natural gas and electric distribution operations are subject to regulation by the Delaware, Maryland or Florida PSCs with respect to various aspects of their business, including rates for sales and transportation to all customers in each respective regulatory jurisdiction. All of our firm distribution sales rates are subject to fuel cost recovery mechanisms, which match revenues with natural gas and electric supply and transportation costs and normally allow full recovery of such costs. Adjustments under these mechanisms, which are limited to such costs, require periodic filings and hearings with the state PSC having jurisdiction.

Eastern Shore is subject to regulation as an interstate pipeline by the FERC, which regulates the terms and conditions of service and the rates Eastern Shore can charge for its transportation and storage services. Peninsula Pipeline is subject to regulation by the Florida PSC.

The following table shows the regulatory jurisdictions under which our regulated energy businesses currently operate, including the effective dates of the most recent full rate proceedings and the rates of return that were authorized therein:

Regulated Business	Regulatory Jurisdiction	Effective Date of the Currrent Rates	Allowed Return
Chesapeake - Delaware Division	Delaware PSC	9/3/2008	10.25	% (1)
Chesapeake - Maryland Division	Maryland PSC	12/1/2007	10.75	% (1)
Chesapeake - Florida Division	Florida PSC	1/14/2010	10.80	% (1)
FPU - Natural Gas	Florida PSC	1/14/2010 (3)	10.85	% (1)
FPU - Indiantown Division	Florida PSC	6/17/2004	11.50	% (1)
FPU - Electric	Florida PSC	5/22/2008	11.00	% (1)
Eastern Shore	FERC	7/29/2011	13.90	% (2)

(1)	Allowed return on equity
(2)	Allowed overall pre-tax, pre-interest rate of return
(3)	Effective date of the Order approving settlement agreement, which adjusted rates originally approved on June 4, 2009.

Peninsula Pipeline, which is regulated by the Florida PSC, currently provides service to one customer at a negotiated rate.

Management monitors the achieved rates of return of each of our regulated energy operations in order to ensure timely filing of rate cases.

Regulatory Proceedings

See discussion of regulatory activities in Item 8 under the heading “Notes to the Consolidated Financial Statements—Note O, Rates and Other Regulatory Activities.”

Chesapeake Utilities Corporation 2011 Form 10-K      Page 8

Seasonality of Natural Gas and Electric Distribution Revenues

Revenues from our residential and commercial natural gas distribution activities are affected by seasonal variations in weather conditions, which directly influence the volume of natural gas and electricity sold and delivered. Specifically, customer demand substantially increases during the winter months, when natural gas and electricity are used for heating. For electricity, customer demand also increases during the summer months, when electricity is used for cooling. Accordingly, the volumes sold for these purposes are directly affected by the severity of summer and winter weather and can vary substantially from year to year. Sustained warmer-than-normal temperatures during the heating season will tend to reduce use of natural gas and electricity, while sustained colder-than-normal temperatures will tend to increase consumption. Sustained cooler-than-normal temperatures during the cooling season will negatively affect electricity consumption. We measure the relative impact of weather by using an accepted degree-day methodology. Degree-day data is used to estimate amounts of energy required to maintain comfortable indoor temperature levels based on each day’s average temperature. A degree-day is the measure of the variation in the weather based on the extent to which the average daily temperature (from 10:00 am to 10:00 am) falls above or below 65 degrees Fahrenheit. Each degree of temperature below 65 degrees Fahrenheit is counted as one heating degree-day (“HDD”). Each degree of temperature above 65 degree Fahrenheit is counted as one cooling degree-day (“CDD”). Normal heating degree-days are based on the most recent 10-year average.

For the electric distribution operations in northeast and northwest Florida, hot summers and cold winters produce year-round electric sales that normally do not have large seasonal fluctuations.

In an effort to stabilize the level of net revenues collected from customers regardless of weather conditions, we received approval from the Maryland PSC on September 26, 2006 to implement a weather normalization adjustment for our residential heating and smaller commercial heating customers. A weather normalization adjustment is a billing adjustment mechanism that is designed to eliminate the effect of deviations from average seasonal temperatures on utility net revenues.

Delaware, like many other states, has been looking at ways to enable implementation of energy efficiency and is considering revenue decoupling, which is a mechanism for separating the revenue needed to recover the fixed cost of delivery from the variable cost that fluctuates with the amount of natural gas consumed. Since March of 2007, the Delaware PSC has been investigating whether to implement a revenue decoupling mechanism for the natural gas distribution utilities that it regulates. Recently in response to a decoupling request by another Delaware distribution utility, the Delaware PSC decided that it would need a further review of the proposed implementation plan, including more customer education about decoupling and a greater awareness of energy efficiency programs, prior to approving the request. In light of the Delaware PSC’s recent actions, it is uncertain as to whether our Delaware natural gas distribution division will file or be required to file a request for decoupling.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 9

(ii) Unregulated Energy

Overview of Business

Our unregulated energy segment provides natural gas marketing, propane distribution and propane wholesale marketing services to customers.

Natural Gas Marketing

Our natural gas marketing subsidiary, PESCO, provides natural gas supply and supply management services to 3,080 customers in Florida and 16 customers on the Delmarva Peninsula. It competes with regulated utilities and other unregulated third-party marketers to sell natural gas supplies directly to commercial and industrial customers through competitively-priced contracts. PESCO does not own or operate any natural gas transmission or distribution assets. The gas that PESCO sells is delivered to retail customers through affiliated and non-affiliated local distribution company systems and transmission pipelines. PESCO bills its customers through the billing services of the regulated utilities that deliver the gas, or directly, through its own billing capabilities. For the year ended December 31, 2011, PESCO’s operating revenues and deliveries were as follows:

Service Area	Operating Revenues (in thousands)		Deliveries (in Dts)
Florida	$46,249	87%	11,324,032	90%
Delmarva	7,037	13%	1,236,079	10%

Total	$53,286	100%	12,560,111	100%

PESCO currently has contracts with natural gas production companies for the purchase of firm natural gas supplies. These contracts provide a maximum firm daily entitlement of 35,000 Dts and expire in May 2012. PESCO is currently in the process of obtaining and reviewing proposals from suppliers and anticipates executing agreements prior to the end of the term of the existing contracts.

Propane Distribution

Propane is a form of liquefied petroleum gas, which is typically extracted from natural gas or separated during the crude oil refining process. Although propane is a gas at normal pressure, it is easily compressed into liquid form for storage and transportation. Propane is a clean-burning fuel, gaining increased recognition for its environmental superiority, safety, efficiency, transportability and ease of use relative to alternative forms of fossil fuels. Propane is sold primarily in suburban and rural areas which are not served by natural gas distributors.

Sharp, our propane distribution subsidiary, serves 34,317 customers throughout Delaware, the eastern shore of Maryland and Virginia, and southeastern Pennsylvania. Our Florida propane distribution subsidiary provides propane distribution service to 14,507 customers in parts of Florida. For the year ended December 31, 2011, operating revenues and total gallons sold by our Delmarva and Florida propane distribution operations were as follows:

Service Area	Operating Revenues (in thousands)		Total Gallons Sold (in thousands)
Delmarva	$72,441	78%	31,003	83%
Florida	20,149	22%	6,404	17%

Total	$92,590	100%	37,407	100%

Chesapeake Utilities Corporation 2011 Form 10-K      Page 10

Propane Wholesale Marketing

Xeron, our propane wholesale marketing subsidiary, markets propane to large, independent petrochemical companies, resellers and retail propane companies in the southeastern United States. The propane wholesale marketing business is affected by both propane wholesale price volatility and supply levels. In 2011, Xeron had operating revenues totaling approximately $2.3 million, net of the associated cost of propane sold. For further discussion of Xeron’s wholesale marketing activities, market risks and controls that monitor Xeron’s risks, see Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk.”

Xeron does not own physical storage facilities or equipment to transport propane; however, it contracts for storage and pipeline capacity to facilitate the sale of propane on a wholesale basis.

Supplies, Transportation and Storage

Our propane distribution operations purchase propane primarily from suppliers, including major oil companies, independent producers of natural gas liquids and from Xeron. In current markets, supplies of propane from these and other sources are readily available for purchase.

Our propane distribution operations use trucks and railroad cars to transport propane from refineries, natural gas processing plants or pipeline terminals to our bulk storage facilities. We own bulk propane storage facilities with an aggregate capacity of approximately 3.4 million gallons at various locations in Delaware, Maryland, Pennsylvania, Virginia and Florida. From these storage facilities, propane is delivered by “bobtail” trucks, owned and operated by us, to tanks located at the customers’ premises.

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

Chesapeake Utilities Corporation 2011 Form 10-K      Page 11

Advanced Information Services

Our advanced information services subsidiary, BravePoint, is headquartered in Norcross, Georgia, and provides domestic and a limited number of international clients with information technology services and solutions for both enterprise and e-business applications.

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

(ii) Employees

As of December 31, 2011, we had a total of 711 employees, 130 of whom are union employees represented by three labor unions: the International Brotherhood of Electrical Workers, the International Chemical Workers Union and United Food and Commercial Workers Union, all of whose collective bargaining agreements expire in 2013.

(iii) Financial Information about Geographic Areas

All of our material operations, customers and assets are located in the United States.

(d) Available Information

As a public company, we file annual, quarterly and other reports, as well as our annual proxy statement and other information, with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549-5546; the public may obtain information from the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

We have a Business Code of Ethics and Conduct applicable to all employees, officers and directors and a Code of Ethics for Financial Officers. Copies of the Business Code of Ethics and Conduct and the Financial Officer Code of Ethics are available on our Internet website. We also adopted Corporate Governance Guidelines and Charters for the Audit Committee, Compensation Committee and Corporate Governance Committee of the Board of Directors, each of which satisfies the regulatory requirements established by the SEC and the New York Stock Exchange (“NYSE”). The Board of Directors has also adopted Corporate Governance Guidelines on Director Independence, which conform to the NYSE listing standards on director independence. These documents are available on our Internet website or may be obtained by writing to: Corporate Secretary; c/o Chesapeake Utilities Corporation, 909 Silver Lake Boulevard, Dover, DE 19904.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 12

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

Our Chief Executive Officer certified to the NYSE on June 2, 2011, that as of that date, he was unaware of any violation by Chesapeake of the NYSE’s corporate governance listing standards.

ITEM 1A. RISK FACTORS.

The following is a discussion of the primary factors that may affect the operations or financial performance of our regulated and unregulated businesses. Refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this report for an additional discussion of these and other related factors that affect our operations and/or financial performance.

Financial Risks

Instability and volatility in the financial markets could have a negative impact on our growth strategy.

Our business strategy includes the continued pursuit of growth, both organically and through acquisitions. To the extent that we do not generate sufficient cash flow from operations, we may incur additional indebtedness to finance our growth. Specifically, we rely on access to both short-term and long-term capital markets as a significant source of liquidity for capital requirements not satisfied by the cash flows from our operations. Currently, $40 million of the total $100 million of short-term lines of credit utilized to satisfy our short-term financing requirements are discretionary, uncommitted lines of credit. We utilize discretionary lines of credit to reduce the cost associated with these short-term financing requirements. We are committed to maintaining a sound capital structure and strong credit ratings to provide the financial flexibility needed to access the capital markets when required. However, if we are not able to access capital at competitive rates, our ability to implement our strategic plan, undertake improvements and make other investments required for our future growth may be limited.

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

Our financial condition would be adversely affected if we fail to comply with our debt covenant obligations.

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

Chesapeake Utilities Corporation 2011 Form 10-K      Page 13

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

Our natural gas marketing and propane wholesale marketing operations are subject to market risks beyond their control, including market liquidity and commodity price volatility. Although we maintain risk management policies, we may not be able to offset completely the price risk associated with volatile commodity prices, which could lead to volatility in earnings. Physical trading also has price risk on any net open positions at the end of each trading day, as well as volatility resulting from: (i) intra-day fluctuations of natural gas and/or propane prices, and (ii) daily price movements between the time natural gas and/or propane is purchased or sold for future delivery and the time the related purchase or sale is hedged. The determination of our net open position at the end of any trading day requires us to make assumptions as to future circumstances, including the use of natural gas and/or propane by its customers in relation to its anticipated market positions. Because the price risk associated with any net open position at the end of such day may increase if the assumptions are not realized, we review these assumptions daily. Net open positions may increase volatility in our financial condition or results of operations if market prices move in a significantly favorable or unfavorable manner, because the timing of the recognition of profits or losses on the economic hedges for financial accounting purposes usually does not match up with the timing of the economic profits or losses on the item being hedged. This volatility may occur, with a resulting increase or decrease in earnings or losses, even though the expected profit margin is essentially unchanged from the date the transactions were consummated.

Our energy marketing subsidiaries are exposed to credit risk, which could adversely affect our results of operations, cash flows and financial condition.

Our energy marketing subsidiaries extend credit to counterparties and continually monitor and manage collections aggressively. Each of these subsidiaries is exposed to the risk that it may not be able to collect amounts owed to it. If the counterparty to such a transaction fails to perform, and any underlying collateral is inadequate, we could experience financial losses.

Our energy marketing subsidiaries are subject to credit requirements that may adversely affect our results of operations, cash flows and financial condition.

Our energy marketing subsidiaries are dependent upon the availability of credit to buy propane and natural gas for resale or to trade. If financial market conditions decline generally, or the financial condition of these subsidiaries or of our Company declines, then the cost of credit available to these subsidiaries could increase. If credit is not available, or if credit is more costly, our results of operations, cash flows and financial condition may be adversely affected.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 14

Current market conditions have adversely impacted the return on plan assets for our pension plans, which may require significant additional funding and adversely affect our cash flows and results of operations.

We have pension plans that have been closed to new employees. The costs of providing benefits and related funding requirements of these plans are subject to changes in the market value of the assets that fund the plans and the discount rates used to estimate the pension benefit obligations. As a result of the extreme volatility and disruption in the domestic and international equity, bond and interest rate markets in recent years, the asset values and benefit obligations of Chesapeake’s and FPU’s pension plans have fluctuated significantly since 2008. The funded status of the plans and the related costs reflected in our financial statements are affected by various factors that are subject to an inherent degree of uncertainty, particularly in the current economic environment. Future losses of asset values and further declines in discount rates may necessitate accelerated funding of the plans in the future to meet minimum federal government requirements as well as higher pension expense to be recorded in future years. Adverse changes on the asset values and benefit obligations of our pension plans may require us to record higher pension expense and fund obligations earlier than originally planned, which would have an adverse impact on our cash flows from operations, decrease borrowing capacity and increase interest expense.

Operational Risks

Fluctuations in weather may adversely affect our results of operations, cash flows and financial condition.

Our natural gas and propane distribution operations are sensitive to fluctuations in weather conditions, which directly influence the volume of natural gas and propane we sell and deliver to our customers. A significant portion of our natural gas and propane distribution revenues is derived from the sales and deliveries of natural gas and propane to residential and commercial heating customers during the five-month peak heating season (November through March). If the weather is warmer than normal, we sell and deliver less natural gas and propane to customers, and earn less revenue, which could adversely affect our results of operations, cash flows and financial condition.

Our electric operations, while generally less seasonal than natural gas and propane sales as electricity is used for both heating and cooling in our service areas, are also affected by variations in general weather conditions and particularly unusually severe weather conditions.

The amount and availability of natural gas, propane and electricity supplies are difficult to predict; a substantial reduction in available supplies could reduce our earnings in those segments.

Natural gas, propane and electricity production can be affected by factors beyond our control, such as weather, closings of generation facilities and refineries. If we are unable to obtain sufficient natural gas, electricity and propane supplies to meet demand, results in those businesses may be adversely affected. Any decrease in the availability of supplies of natural gas, propane and electricity could result in increased supply costs and higher prices for customers, which could also adversely affect our financial condition and results of operations.

We rely on a limited number of natural gas, propane and electricity suppliers, the loss of which could have a materially adverse effect on our financial condition and results of operations.

We have entered into various agreements with suppliers to purchase natural gas, propane and electricity to serve our customers. The loss of any significant suppliers or our inability to renew these contracts at favorable terms upon their expiration could significantly affect our ability to serve our customers and have a material adverse impact on our financial condition and results of operations.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 15

A substantial disruption or lack of growth in interstate natural gas pipelines’ transmission and storage capacity and electric transmission capacity may impair our ability to meet customers’ existing and future requirements.

In order to meet existing and future customer demands for natural gas and electricity, we must acquire sufficient supplies of natural gas and electricity, interstate pipeline transmission and storage capacity, and electric transmission capacity to serve such requirements. We must contract for reliable and adequate upstream transmission capacity for our distribution systems while considering the dynamics of the interstate pipeline and storage and electric transmission markets, our own on-system resources, as well as the characteristics of our markets. Our financial condition and results of operations would be materially and adversely affected if the future availability of these capacities were insufficient to meet future customer demands for natural gas and electricity. Currently, our Florida natural gas operation relies on one pipeline system, FGT, for most of its natural gas supply and transmission. Our Florida electric operation relies on two suppliers, Gulf Power for the northwest service territory and JEA for the northeast service territory. Any interruption to these systems could adversely affect our ability to meet the demands of FPU’s customers and our earnings.

Commodity price changes may affect the operating costs and competitive positions of our natural gas, electric and propane distribution operations, which may adversely affect our results of operations, cash flows and financial condition.

Natural Gas/Electric. Higher natural gas prices can significantly increase the cost of gas billed to our natural gas customers. Increases in the cost of coal, natural gas and other fuels can significantly increase the cost of electricity billed to our electric customers. Damage to the production or transportation facilities of our suppliers, decreasing their supply of natural gas and electricity, could result in increased supply costs and higher prices for our customers. Such cost increases generally have no immediate effect on our revenues and net income because of our regulated fuel cost recovery mechanisms. Our net income, however, may be reduced by higher expenses that we may incur for uncollectible customer accounts and by lower volumes of natural gas and electricity deliveries when customers reduce their consumption. Therefore, increases in the price of natural gas, coal and other fuels can affect our operating cash flows and the competitiveness of natural gas and electricity as energy sources and consequently have an adverse effect on our operating cash flows.

Propane. Propane costs are subject to volatile changes as a result of product supply or other market conditions, including weather and economic and political factors affecting crude oil and natural gas supply or pricing. For example, weather conditions could damage production or transportation facilities, which could result in decreased supplies of propane, increased supply costs and higher prices for customers. Such cost changes can occur rapidly and can affect profitability. There is no assurance that we will be able to pass on propane cost increases fully or immediately, particularly when propane costs increase rapidly. Therefore, average retail sales prices can vary significantly from year to year as product costs fluctuate in response to propane, fuel oil, crude oil and natural gas commodity market conditions. In addition, in periods of sustained higher commodity prices, declines in retail sales volumes due to reduced consumption and increased amounts of uncollectible accounts may adversely affect net income.

Our propane inventory is subject to inventory risk, which may adversely affect our results of operations and financial condition.

Our propane distribution operations own bulk propane storage facilities, with an aggregate capacity of approximately 3.4 million gallons. We purchase and store propane based on several factors, including inventory levels and the price outlook. We may purchase large volumes of propane at current market prices during periods of low demand and low prices, which generally occur during the summer months. Propane is a commodity, and as such, its price is subject to volatile fluctuations in response to changes in supply or other market conditions. We have no control over these market conditions. Consequently, the wholesale price of the propane that we purchase can change rapidly over a short period of time. The retail market price for propane could fall below the price at which we made the purchases, which would adversely affect our profits or cause sales from that inventory to be unprofitable. In addition, falling propane prices may result in inventory write-downs as required by accounting principles generally accepted in the United States of America (“GAAP”) if the market price of propane falls below our weighted average cost of inventory, which could adversely affect net income.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 16

Operating events affecting public safety and the reliability of our natural gas and electric distribution systems could adversely affect the results of operations, cash flows and financial condition.

Our natural gas and electric operations are exposed to operational events, such as major leaks, mechanical problems and accidents that could affect public safety and the reliability of our natural gas distribution and transmission systems, significantly increase costs and cause loss of customer confidence. If we are unable to recover from customers through the regulatory process, all or some of these costs and our authorized rate of return, our results of operations, financial condition and cash flows could be adversely affected.

Our electric operation is subject to various operational risks, including accidents, outages, equipment breakdowns or failures, or operations below expected levels of performance or efficiency. Problems such as the breakdown or failure of electric equipment or processes and interruptions in service, which would result in performance below expected levels of output or efficiency, particularly if extended for prolonged periods of time, could have a materially adverse effect on our financial condition and results of operations.

Because we operate in a competitive environment, we may lose customers to competitors, which could adversely affect our results of operations, cash flows and financial condition.

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

Electric. While there is active wholesale power sales competition in Florida, our retail electric business through FPU has remained substantially free from direct competition from other electric service providers. Generally, however, our retail electric business through FPU remains subject to competition from other energy sources. Changes in the competitive environment caused by legislation, regulation, market conditions or initiatives of other electric power providers, particularly with respect to retail competition, could adversely affect our results of operations, cash flows and financial condition.

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

Fluctuating commodity prices may affect our earnings and financing costs because our propane distribution and wholesale marketing operations use derivative instruments, including forwards, futures, swaps and puts, to hedge price risk. In addition, we have utilized in the past, and may decide, after further evaluation, to continue to utilize derivative instruments to hedge price risk. While we have risk management policies and operating procedures in place to control our exposure to risk, if we purchase derivative instruments that are not properly matched to our exposure, our results of operations, cash flows, and financial condition may be adversely affected.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 17

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

Our regulated energy business may be at risk if franchise agreements are not renewed.

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

Terrorist attacks, political unrest and the current hostilities in the Middle East may adversely affect the price and availability of propane, refined fuels, electricity and natural gas, as well as our results of operations, our ability to raise capital and our future growth. The impact that the foregoing may have on our industry in general, and on us in particular, is not known at this time. An act of terror could result in disruptions of crude oil, electricity or natural gas supplies and markets, and our infrastructure facilities could be direct or indirect targets. Terrorist activity may also hinder our ability to transport or transmit propane, electricity and natural gas if our means of supply transportation, such as rail, power grid or pipeline, become damaged as a result of an attack. A lower level of economic activity following such events could result in a decline in energy consumption, which could adversely affect our revenues or restrict our future growth. Instability in the financial markets as a result of terrorism could also affect our ability to raise capital. Terrorist activity and hostilities in the Middle East could likely lead to increased volatility in prices for propane, refined fuels, electricity and natural gas. We maintain insurance policies with insurers in such amounts and with such coverage and deductibles as we believe are reasonable and prudent. There can be no assurance, however, that such insurance will be adequate to protect us from all material expenses related to potential future claims for personal injury and property damage or that such levels of insurance will be available in the future at economical prices.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 18

Operational interruptions to our natural gas transmission and natural gas and electric distribution activities, caused by accidents, malfunctions, severe weather (such as a major hurricane), or acts of terrorism, could adversely impact earnings.

Inherent in natural gas transmission and natural gas and electric distribution activities are a variety of hazards and operational risks, such as leaks, ruptures, fires, explosions, severe weather, major storms and mechanical problems. If they are severe enough or if they lead to operational interruptions, they could cause substantial financial losses. In addition, these risks could result in the loss of human life, significant damage to property, environmental damage and impairment of our operations. The location of pipeline, storage, transmission and distribution facilities near populated areas, including residential areas, commercial business centers, industrial sites and other public gathering places, could increase the level of damages resulting from these risks. Our natural gas and electric distribution, natural gas transmission and propane storage facilities may suffer damage as a result of severe weather or a major storm or other casualty, and may be targets of terrorist activities that could disrupt our ability to meet customer requirements. Damage to our facilities, or those of our suppliers or customers, could result in a significant decrease in revenues or a significant increase in repair costs. The occurrence of any of these events could adversely affect our results of operations, cash flows and financial condition.

Regulatory and Legal Risks

Regulation of our businesses, including changes in the regulatory environment, may adversely affect our results of operations, cash flows and financial condition.

The Delaware, Maryland and Florida PSCs regulate our utility operations in those states. Eastern Shore is regulated by the FERC. The PSCs and the FERC set the rates that we can charge customers for services subject to their regulatory jurisdiction. Our ability to obtain timely future rate increases and rate supplements to maintain current rates of return depends on regulatory approvals, and there can be no assurance that our regulated operations will be able to obtain such approvals or maintain currently authorized rates of return. When our earnings from the regulated utilities exceed the authorized rate of return, the respective PSCs or the FERC in the case of Eastern Shore may require us to reduce our rates charged to customers in the future.

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

Our operations are subject to the operating hazards and risks normally incidental to handling, storing, transporting, transmitting and delivering natural gas, electricity and propane to end users. From time to time, we are a defendant in legal proceedings arising in the ordinary course of business. We maintain insurance policies with insurers to cover our general liabilities in the amount of $51 million, which we believe are reasonable and prudent. There can be no assurance, however, that such insurance will be adequate to protect us from all material expenses related to potential future claims for personal injury and property damage or that such levels of insurance will be available in the future at economical prices.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 19

We may face certain regulatory and financial risks related to pipeline safety legislation.

A number of legislative proposals to implement increased oversight over natural gas pipeline operations and increased investment in facilities to inspect pipeline facilities, upgrade pipeline facilities, or control the impact of a breach of such facilities are pending at the federal level. Additional operating expenses and capital expenditures may be necessary to remain in compliance with the increased federal oversight resulting from such proposals. If such legislation is adopted and we incur additional expenses and expenditures as a result, our financial conditions, results of operations and cash flows could be adversely affected, particularly if we are not authorized through the regulatory process to recover from customers some or all of these costs and our authorized rate of return.

Environmental Risks

Costs of compliance with environmental laws may be significant.

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These evolving laws and regulations may require expenditures over a long period of time to control environmental effects at our current and former operating sites, especially former manufactured gas plant (“MGP”) sites. Compliance with these legal obligations requires us to commit capital. If we fail to comply with environmental laws and regulations, even if such failure is caused by factors beyond our control, we may be assessed civil or criminal penalties and fines.

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

We have participated in the investigation, assessment or remediation of environmental matters with respect to certain of our properties and we believe we have exposures at six former MGP sites located in Salisbury, Maryland, and Winter Haven, Key West, Pensacola, Sanford and West Palm Beach, Florida. We have also been in discussions with the Maryland Department of the Environment (“MDE”) regarding a seventh former MGP site located in Cambridge, Maryland.

The site with the most potential exposure is the former West Palm Beach MGP. In November 2010, we presented a new proposed strategy with an aggressive remedial action plan to expedite remediation of this site, and the Florida Department of Environmental Protection (“FDEP”) agreed with the proposal to implement a phased approach. In February 2011, FDEP approved the interim Remedial Action Plan (“RAP”) for the east parcel of this site, contingent upon certain conditions. Subsequent modifications to the interim RAP, dated March 12, 2011 and April 18, 2011, were submitted to address potential concerns raised by FDEP. An Approval Order for the interim RAP was issued by FDEP on May 2, 2011, and subsequently modified by FDEP on May 18, 2011. FPU is currently implementing the interim RAP. Our current estimate of total remediation costs and expenses for the West Palm Beach site based on the most recently proposed RAP is between $4.7 million and $15.8 million. This estimate includes costs associated with relocation of our operations from the site, which may be necessary to implement the remedial action, and any potential costs associated with re-development of the property. Actual costs may also be higher or lower than the range of current estimates based upon the final remedy required by FDEP.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 20

As of December 31, 2011, we had recorded $254,000 in environmental liabilities related to Chesapeake’s MGP sites in Maryland and Winter Haven, Florida, representing our estimate of the future costs associated with those sites. We had recorded approximately $991,000 in assets for future recovery of environmental costs to be received from our customers through our approved rates. As of December 31, 2011, we had recorded approximately $11.0 million in environmental liabilities related to FPU’s MGP sites in Florida, which includes the Key West, Pensacola, Sanford and West Palm Beach sites, representing our estimate of the future costs associated with those sites. FPU has approval to recover up to $14.0 million of its environmental costs related to all of its MGP sites from insurance and from customers through rates. Approximately $8.3 million of FPU’s expected environmental costs have been recovered from insurance and customers through rates as of December 31, 2011. We also had approximately $5.7 million in regulatory assets for future recovery of environmental costs from FPU’s customers.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

(a) General

We own offices and operate facilities in the following locations: Pocomoke, Salisbury, Cambridge and Princess Anne, Maryland; Dover, Seaford, Laurel and Georgetown, Delaware; Lecato, Virginia; and West Palm Beach, DeBary, Inglis, Indiantown, Marianna, Lantana, Lauderhill, Fernandina Beach and Winter Haven, Florida. We rent office space in Dover, Ocean View, and South Bethany, Delaware; West Palm Beach, Fernandina Beach and Lecanto, Florida; Chincoteague and Belle Haven, Virginia; Easton, Maryland; Honey Brook and Allentown, Pennsylvania; Houston, Texas; and Norcross, Georgia. In general, we believe that our offices and facilities are adequate for the uses for which they are employed.

(b) Natural Gas Distribution

Our Delmarva natural gas distribution operation owns approximately 1,181 miles of natural gas distribution mains (together with related service lines, meters and regulators) located in our Delaware and Maryland service areas. Our Florida natural gas distribution operation owns 2,481 miles of natural gas distribution mains (and related equipment). In addition, we have adequate gate stations to handle receipt of the gas in each of the distribution systems. We also own facilities in Delaware and Maryland, which we use for propane-air injection during periods of peak demand.

(c) Natural Gas Transmission

Eastern Shore owns and operates approximately 402 miles of transmission pipeline, extending from supply interconnects at Parkesburg, Daleville and Honey Brook, Pennsylvania; and Hockessin, Delaware, to approximately 85 delivery points in southeastern Pennsylvania, Delaware and the eastern shore of Maryland.

Peninsula Pipeline owns and operates approximately eight miles of transmission pipeline in Suwanee County, Florida.

(d) Electric Distribution

Our electric distribution operation owns and operates 20 miles of electric transmission line located in northeast Florida and 895 miles of electric distribution line located in northeast and northwest Florida.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 21

(e) Propane Distribution and Wholesale Marketing

Our Delmarva-based propane distribution operation owns bulk propane storage facilities, with an aggregate capacity of approximately 2.7 million gallons, at 32 plant facilities in Delaware, Maryland, Pennsylvania and Virginia, located on real estate that is either owned or leased by our Company. Our Florida-based propane distribution operation owns 31 bulk propane storage facilities with a total capacity of 690,000 gallons. Xeron does not own physical storage facilities or equipment to transport propane; however, it leases propane storage and pipeline capacity from non-affiliated third parties.

(f) Lien

All of the properties owned by FPU are subject to a lien in favor of the holders of its first mortgage bonds securing its indebtedness under its Mortgage Indenture and Deed of Trust. FPU owns offices and operates facilities in the following locations: West Palm Beach, DeBary, Inglis, Indiantown, Marianna, Lantana, Lauderhill and Fernandina Beach, Florida. FPU’s natural gas distribution operation owns 1,681 miles of natural gas distribution mains (and related equipment) in its service areas. FPU’s electric distribution operation owns and operates 20 miles of electric transmission line located in northeast Florida and 895 miles of electric distribution line located in northeast and northwest Florida. FPU’s propane distribution operation owns 31 bulk propane storage facilities with a total capacity of 690,000 gallons located in south and central Florida.

ITEM 3. LEGAL PROCEEDINGS.

(a) General

As disclosed in Item 8 under the heading “Notes to the Consolidated Financial Statements — Note Q, Other Commitments and Contingencies,” we are involved in various legal actions and claims arising in the normal course of business. We are also involved in certain administrative proceedings before various governmental or regulatory agencies concerning rates. In the opinion of management, the ultimate disposition of these current proceedings will not have a material effect on our consolidated financial position, results of operations or cash flows.

(b) Environmental

See discussion of environmental commitments and contingencies in Item 8 under the heading “Notes to the Consolidated Financial Statements — Note P, Environmental Commitments and Contingencies.”

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 22

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below are the names, ages, and positions of executive officers of the registrant with their recent business experience. The age of each officer is as of the filing date of this report.

Name	Age	Position
Michael P. McMasters	53	President and Chief Executive Officer
Beth W. Cooper	45	Senior Vice President and Chief Financial Officer
Stephen C. Thompson	51	Senior Vice President and President, Eastern Shore
Elaine B. Bittner	42	Vice President of Strategic Development

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

Beth W. Cooper was appointed as Senior Vice President and Chief Financial Officer in September 2008 in addition to her duties as Treasurer and Corporate Secretary. Prior to this appointment, Ms. Cooper served as Vice President and Corporate Secretary since July 2005. She has served as Treasurer since 2003. She previously served as Assistant Treasurer and Assistant Secretary, Director of Internal Audit, Director of Strategic Planning, Planning Consultant, Accounting Manager for Non-regulated Operations and Treasury Analyst. Prior to joining Chesapeake, she was employed as an auditor with Ernst & Young’s Entrepreneurial Services Group.

Stephen C. Thompson is Senior Vice President of Chesapeake and President of Eastern Shore. Prior to becoming Senior Vice President in 2004, he served as Vice President of Chesapeake. He has also served as Vice President, Director of Gas Supply and Marketing, Superintendent of Eastern Shore and Regional Manager for the Florida distribution operations.

Elaine B. Bittner was appointed as Vice President of Strategic Development in June 2010. Prior to this appointment, Ms. Bittner served as Vice President of Eastern Shore since 2005. She previously served as Director of Eastern Shore, Director of Customer Services and Regulatory Affairs for Eastern Shore, Director of Environmental Affairs for Chesapeake, Manager of Environmental Affairs and Environmental Engineer. Prior to joining Chesapeake, Ms. Bittner was a Project Chemist, Client Consultant and Environmental Lab Chemist in the environmental industry specializing in environmental analysis and reporting related to volatile organic compounds.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 23

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Common Stock Price Ranges, Common Stock Dividends and Shareholder Information:

Our common stock is listed on the NYSE under the symbol “CPK.” The high, low and closing prices of our common stock and dividends declared per share for each calendar quarter during 2011 and 2010 were as follows:

	Quarter Ended	High	Low	Close	Dividends Declared Per Share
2011
	March 31	$42.47	$37.67	$41.62	$0.330
	June 30	$43.14	$37.66	$40.03	$0.345
	September 30	$41.50	$36.00	$40.11	$0.345
	December 31	$44.53	$38.30	$43.35	$0.345

2010
	March 31	$32.25	$28.22	$29.80	$0.315
	June 30	$32.20	$28.01	$31.40	$0.330
	September 30	$36.93	$30.24	$36.22	$0.330
	December 31	$42.20	$35.00	$41.52	$0.330

Holders

At February 29, 2012, there were 2,461 holders of record of Chesapeake common stock.

Dividends

We have paid a cash dividend to common stock shareholders for 51 consecutive years. Dividends are payable at the discretion of our Board of Directors. Future payment of dividends, and the amount of these dividends, will depend on our financial condition, results of operations, capital requirements, and other factors. We declared quarterly cash dividends on our common stock in 2011 and 2010, totaling $1.365 per share and $1.305 per share, respectively.

Indentures to our long-term debt contain various restrictions. In terms of restrictions which limit the payment of dividends by Chesapeake, each of its unsecured senior notes contains a “Restricted Payments” covenant. The most restrictive covenants of this type are included within the 7.83 percent Senior Notes, due January 1, 2015. The covenant provides that Chesapeake cannot pay or declare any dividends or make any other Restricted Payments (such as dividends) in excess of the sum of $10.0 million plus consolidated net income of the Company accrued on and after January 1, 2001. As of December 31, 2011, Chesapeake’s cumulative consolidated net income base was $156.5 million, offset by Restricted Payments of $89.2 million, leaving $67.3 million of cumulative net income free of restrictions.

Each series of FPU’s first mortgage bonds contains a similar restriction that limits the payment of dividends by FPU. The most restrictive covenants of this type are included within the series that is due in 2022, which provides that FPU cannot make dividend or other restricted payments in excess of the sum of $2.5 million plus FPU’s consolidated net income accrued on and after January 1, 1992. As of December 31, 2011, FPU had a cumulative net income base of $74.0 million, offset by restricted payments of $37.6 million, leaving $36.4 million of cumulative net income of FPU free of restrictions based on this covenant.

Recent Sales of Unregistered Securities

No securities were sold during the year 2011 that were not registered under the Securities Act of 1933, as amended.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 24

(b) Purchases of Equity Securities by the Issuer

The following table sets forth information on purchases by or on behalf of Chesapeake of shares of its common stock during the quarter ended December 31, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2011 through October 31, 2011 (1)	261	$40.08	—	—
November 1, 2011 through November 30, 2011	—	—	—	—
December 1, 2011 through December 31, 2011	—	—	—	—

Total	261	$40.08	—	—

(1)

Chesapeake purchased shares of stock on the open market for the purpose of reinvesting the dividend on deferred stock units held in the Rabbi Trust accounts for certain Directors and Senior Executives under the Deferred Compensation Plan. The Deferred Compensation Plan is discussed in detail in Item 8 under the heading “Notes to the Consolidated Financial Statements – Note N, Share-based Compensation Plans.” During the quarter, 261 shares were purchased through the reinvestment of dividends on deferred stock units.

(2)	Except for the purpose described in Footnote (1), Chesapeake has no publicly announced plans or programs to repurchase its shares.

Discussion of our compensation plans, for which shares of Chesapeake common stock are authorized for issuance, is included in the portion of the Proxy Statement captioned “Equity Compensation Plan Information” to be filed no later than March 31, 2012, in connection with our Annual Meeting to be held on or about May 2, 2012, and is incorporated herein by reference.

(c) Chesapeake Utilities Corporation Common Stock Performance Graph

The following Stock Performance graph compares cumulative total stockholder return on a hypothetical investment in our common stock during the five fiscal years ended December 31, 2011, with the cumulative total stockholder return on a hypothetical investment in both (i) the Standard & Poor’s 500 Index (“S&P 500 Index”), and (ii) an industry index consisting of Chesapeake and 10 other companies from the current Edward Jones Natural Gas Distribution Group, a published listing of selected gas distribution utilities’ results. The Compensation Committee compares the performance of the companies from the Edward Jones Natural Gas Distribution Group to our performance for purposes of determining the level of long-term performance awards earned by our named executive officers.

The 10 other companies from the current Edward Jones Natural Gas Distribution Group are: AGL Resources, Inc., Atmos Energy Corporation, Delta Natural Gas Company, Inc., The Laclede Group, Inc., New Jersey Resources Corporation, Northwest Natural Gas Company, Piedmont Natural Gas Company, Inc., RGC Resources, Inc., South Jersey Industries, Inc., and WGL Holdings, Inc.

The comparison assumes $100 was invested on December 31, 2006 in our common stock and in each of the foregoing indices and assumes reinvested dividends. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 25

	2006	2007	2008	2009	2010	2011
Chesapeake	$100	$108	$111	$117	$156	$168
Industry Index	$100	$103	$111	$114	$134	$155
S&P 500 Index	$100	$105	$67	$84	$97	$99

Chesapeake Utilities Corporation 2011 Form 10-K      Page 26

ITEM 6. SELECTED FINANCIAL DATA

For the Years Ended December 31,	2011	2010	2009 (2)
Operating (1)
(in thousands)
Revenues
Regulated Energy	$256,773	$269,934	$139,099
Unregulated Energy	149,586	146,793	119,973
Other	11,668	10,819	9,713

Total revenues	$418,027	$427,546	$268,785

Operating income
Regulated Energy	$44,204	$43,509	$26,900
Unregulated Energy	9,326	7,908	8,158
Other	175	513	(1,322)

Total operating income	$53,705	$51,930	$33,736

Net income from continuing operations	$27,622	$26,056	$15,897
Assets
(in thousands)
Gross property, plant and equipment	$625,488	$584,385	$543,905
Net property, plant and equipment	$487,704	$462,757	$436,587
Total assets	$709,066	$670,993	$615,811
Capital expenditures (1)	$44,431	$46,955	$26,294
Capitalization
(in thousands)
Stockholders’ equity	$240,780	$226,239	$209,781
Long-term debt, net of current maturities	110,285	89,642	98,814

Total capitalization	$351,065	$315,881	$308,595

Current portion of long-term debt	8,196	9,216	35,299
Short-term debt	34,707	63,958	30,023

Total capitalization and short-term financing	$393,968	$389,055	$373,917

(1)

These amounts exclude the results of distributed energy and water services due to their reclassification to discontinued operations. We closed our distributed energy operation in 2007. All assets of the water businesses were sold in 2004 and 2003.

(2)

These amounts include the financial position and results of operation of FPU for the period from the merger (October 28, 2009) to December 31, 2009. These amounts also include the effects of acquisition accounting and issuance of Chesapeake common shares as a result of the merger.

(3)	FASB ASC 718, Compensation—Stock Compensation, and FASB ASC 715, Compensation—Retirement Plans, were adopted in the year 2006; therefore, they were not applicable for the years prior to 2006.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 27

2008	2007	2006 (3)	2005	2004	2003	2002

$116,468	$128,850	$124,631	$124,563	$98,139	$92,079	$82,098
161,290	115,190	94,320	90,995	67,607	59,197	40,728
13,685	14,246	12,249	13,927	12,209	12,292	12,430

$291,443	$258,286	$231,200	$229,485	$177,955	$163,568	$135,256

$24,733	$21,809	$18,593	$16,248	$16,258	$16,219	$14,867
3,781	5,174	3,675	4,197	3,197	4,310	1,158
(35)	1,131	1,064	1,476	722	1,050	580

$28,479	$28,114	$23,332	$21,921	$20,177	$21,579	$16,605

$13,607	$13,218	$10,748	$10,699	$9,686	$10,079	$7,535

$381,689	$352,838	$325,836	$280,345	$250,267	$234,919	$229,128
$280,671	$260,423	$240,825	$201,504	$177,053	$167,872	$166,846
$385,795	$381,557	$325,585	$295,980	$241,938	$222,058	$223,721
$30,844	$30,142	$49,154	$33,423	$17,830	$11,822	$13,836

$123,073	$119,576	$111,152	$84,757	$77,962	$72,939	$67,350
86,422	63,256	71,050	58,991	66,190	69,416	73,408

$209,495	$182,832	$182,202	$143,748	$144,152	$142,355	$140,758

6,656	7,656	7,656	4,929	2,909	3,665	3,938
33,000	45,664	27,554	35,482	5,002	3,515	10,900

$249,151	$236,152	$217,412	$184,159	$152,063	$149,535	$155,596

Chesapeake Utilities Corporation 2011 Form 10-K      Page 28

For the Years Ended December 31,	2011	2010	2009 (2)
Common Stock Data and Ratios
Basic earnings per share from continuing operations (1)	$2.89	$2.75	$2.17
Diluted earnings per share from continuing operations (1)	$2.87	$2.73	$2.15
Return on average equity from continuing operations (1)	11.6%	11.6%	11.2%
Common equity / total capitalization	68.6%	71.6%	68.0%
Common equity / total capitalization and short-term financing	61.1%	58.2%	56.1%

Book value per share	$25.15	$23.75	$22.33

Market price:
High	$44.530	$42.200	$35.000
Low	$36.000	$28.010	$22.020
Close	$43.350	$41.520	$32.050

Average number of shares outstanding	9,555,799	9,474,554	7,313,320
Shares outstanding at year-end	9,567,307	9,524,195	9,394,314
Registered common shareholders	2,481	2,482	2,670

Cash dividends declared per share	$1.37	$1.31	$1.25
Dividend yield (annualized) (4)	3.2%	3.2%	3.9%
Payout ratio from continuing operations (1) (5)	47.4%	47.6%	57.6%

Additional Data
Customers
Natural gas distribution	121,934	120,230	117,887
Electric distribution	30,986	30,966	31,030
Propane distribution	48,824	48,100	48,680

Volumes
Natural gas deliveries (in Dts)	57,493,022	49,310,314	50,159,227
Electric Distribution (in MWHs)	694,653	751,507	105,739
Propane distribution (in thousands of gallons)	37,387	39,807	32,546

Heating degree-days (Delmarva Peninsula)
Actual HDD	4,221	4,831	4,729
10-year average HDD (normal)	4,499	4,528	4,462

Propane bulk storage capacity (in thousands of gallons)	3,351	3,041	3,042

Total employees (1)	711	734	757

(1)

These amounts exclude the results of distributed energy and water services due to their reclassification to discontinued operations. We closed our distributed energy operation in 2007. All assets of the water businesses were sold in 2004 and 2003.

(2)	These amounts include the financial position and results of operation of FPU for the period from the merger closing (October 28, 2009) to December 31, 2009.
(3)	FASB ASC 718, Compensation—Stock Compensation, and FASB ASC 715, Compensation—Retirement Plans, were adopted in the year 2006; therefore, they were not applicable for the years prior to 2006.
(4)	Dividend yield (annualized) is calculated by multiplying the fourth quarter dividend by four (4), then dividing that amount by the closing common stock price at December 31.
(5)	The payout ratio from continuing operations is calculated by dividing cash dividends declared per share (for the year) by basic earnings per share from continuing operations.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 29

2008	2007	2006 (3)	2005	2004	2003	2002

$2.00	$1.96	$1.78	$1.83	$1.68	$1.80	$1.37
$1.98	$1.94	$1.76	$1.81	$1.64	$1.76	$1.37
11.2%	11.5%	11.0%	13.2%	12.8%	14.4%	11.2%
58.7%	65.4%	61.0%	59.0%	54.1%	51.2%	47.8%
49.4%	50.6%	51.1%	46.0%	51.3%	48.8%	43.3%

$18.03	$17.64	$16.62	$14.41	$13.49	$12.89	$12.16

$34.840	$37.250	$35.650	$35.780	$27.550	$26.700	$21.990
$21.930	$28.000	$27.900	$23.600	$20.420	$18.400	$16.500
$31.480	$31.850	$30.650	$30.800	$26.700	$26.050	$18.300

6,811,848	6,743,041	6,032,462	5,836,463	5,735,405	5,610,592	5,489,424
6,827,121	6,777,410	6,688,084	5,883,099	5,778,976	5,660,594	5,537,710
1,914	1,920	1,978	2,026	2,026	2,069	2,130

$1.21	$1.18	$1.16	$1.14	$1.12	$1.10	$1.10
3.9%	3.7%	3.8%	3.7%	4.2%	4.2%	6.0%
60.5%	60.2%	65.2%	62.3%	66.7%	61.1%	80.3%

65,201	62,884	59,132	54,786	50,878	47,649	45,133
—	—	—	—	—	—	—
34,981	34,143	33,282	32,117	34,888	34,894	34,566

46,539,142	42,910,964	41,826,357	43,716,921	39,469,915	37,478,009	36,160,884
—	—	—	—	—	—	—
27,956	29,785	24,243	26,178	24,979	25,147	21,185

4,431	4,504	3,931	4,792	4,553	4,715	4,161
4,401	4,376	4,372	4,436	4,389	4,409	4,393

2,471	2,441	2,315	2,315	2,045	2,195	2,151

448	445	437	423	426	439	455

Chesapeake Utilities Corporation 2011 Form 10-K      Page 30

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section provides management’s discussion of Chesapeake and its consolidated subsidiaries, with specific information on results of operations, liquidity and capital resources, as well as discussion of how certain accounting principles affect our financial statements. It includes management’s interpretation of financial results of the Company and its operating segments, the factors affecting these results, the major factors expected to affect future operating results as well as investment and financing plans. This discussion should be read in conjunction with our consolidated financial statements and notes thereto.

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

Our strategy is focused on growing earnings from a stable utility foundation and investing in related businesses and services that provide opportunities for returns greater than traditional utility returns. The key elements of this strategy include:

•	executing a capital investment program in pursuit of organic growth opportunities that generate returns equal to or greater than our cost of capital;
•	expanding the regulated energy distribution and transmission businesses into new geographic areas and providing new services in our current service territories;
•	expanding the propane distribution business in existing and new markets through leveraging our community gas system services and our bulk delivery capabilities;
•	utilizing our expertise across our various businesses to improve overall performance;
•	enhancing marketing channels to attract new customers;
•	providing reliable and responsive customer service to retain existing customers;
•	maintaining a capital structure that enables us to access capital as needed;
•	maintaining a consistent and competitive dividend for shareholders; and
•	creating and maintaining a diversified customer base, energy portfolio and utility foundation.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 31

(b)	Highlights and Recent Developments

Our net income for 2011 was $27.6 million, or $2.87 per share (diluted), compared to $26.1 million, or $2.73 per share (diluted), and $15.9 million, or $2.15 per share (diluted), for 2010 and 2009, respectively. Our results for 2009 included only the results of FPU after the acquisition on October 28, 2009.

Our operations are primarily related to natural gas, electricity and propane, both in the regulated and unregulated sectors and are generally located on the Delmarva Peninsula and in Florida. We also have an advanced information services subsidiary, which provides both products and consulting services. The following is a summary of key factors affecting our businesses and their impacts on our results. More detailed discussion and analysis are provided in the “Results of Operations” section.

Weather. Weather affects customer energy consumption, especially the consumption by residential and commercial customers during the peak heating and cooling seasons. Natural gas, electricity and propane are all used for heating in our service territories and we use the number of HDD to analyze the weather impact. Only electricity is used for cooling and we use the number of CDD to analyze the weather impact. A degree-day is the measure of the variation in the weather based on the extent to which the average daily temperature (from 10:00 am to 10:00 am) falls above or below 65 degrees Fahrenheit. Each degree of temperature above or below 65 degrees Fahrenheit is counted as one CDD or one HDD. We use 10-year historical averages to define the “normal” weather for this analysis.

The weather in 2011 on the Delmarva Peninsula and in Florida was six percent and 18 percent, respectively, warmer than normal. HDD in 2011 on the Delmarva Peninsula and Florida were 4,221 and 753, respectively, compared to the normal HDD of 4,499 and 920, respectively. The weather in 2010 on the Delmarva Peninsula and in Florida was seven percent and 74 percent, respectively, colder than normal. On the year-over-year basis, the weather in 2011 on the Delmarva Peninsula and in Florida was 13 percent, or 610 HDD, and 50 percent, or 748 HDD, respectively, warmer than the weather in 2010. This year-over-year weather variance significantly reduced our customers’ consumption and decreased our gross margin by approximately $5.2 million in 2011, compared to 2010. Compared to normal weather, we estimated decreased gross margin of $2.8 million in 2011 as a result of the lower customer consumption, due primarily to warmer-than-normal temperatures in 2011 on the Delmarva Peninsula and in Florida.

CDD remained relatively unchanged in 2011 and 2010 (2,858 CDD in Florida in 2011, compared to 2,859 CDD in Florida in 2010) and did not result in a significant variance in our gross margin.

Growth. We continue to see growth in our natural gas businesses from our efforts over the past several years to expand our services by delivering clean-burning, environmentally friendly natural gas to customers. We are identifying and developing additional opportunities that will generate growth over the next several years.

Eastern Shore, our natural gas transmission subsidiary, continues to extend its natural gas transmission system on the Delmarva Peninsula. Continued expansion of the transmission system and new services are in response to increased demand for natural gas services on the Delmarva Peninsula by both our Delmarva natural gas distribution operation and other unaffiliated industrial customers directly connected to our transmission system. Eastern Shore generated additional gross margin of $3.0 million in 2011, compared to 2010, from the following new transportation services:

•

Eastern Shore’s new service on the eight-mile mainline extension to interconnect with TETLP’s pipeline system, which commenced in January 2011, generated $2.0 million of the additional gross margin in 2011. This new service is expected to generate gross margin of $1.9 million in 2012 and $2.1 million annually thereafter.

•

Eastern Shore entered into two additional transportation service agreements with an existing industrial customer, one for the period from May 2011 to April 2021 and the other for the period from November 2011 to October 2012. These additional services generated additional gross margin of $243,000 and $168,000, respectively, in 2011. The 10-year service from May 2011 to April 2021 is expected to generate annual gross margin of $362,000. The one-year service from November 2011 to October 2012 is expected to generate gross margin of $842,000 in 2012.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 32

•

Also generating additional gross margin of $542,000 in 2011, compared to 2010, were other mainline transportation services that commenced in May 2010, November 2010 and November 2011, as a result of Eastern Shore’s system expansion projects. These other mainline transportation services are expected to generate an estimated annual gross margin of $1.6 million, $758,000 of which was recorded in 2011.

In 2011, Eastern Shore began construction of its mainline extension projects to serve southern Delaware and Cecil and Worcester Counties, Maryland. These mainline extension projects are expected to be placed in service in the first half of 2012.

On December 22, 2011, Eastern Shore entered into a Precedent Agreement with NRG Energy Center Dover LLC (“NRG”) to provide firm natural gas transportation service to NRG’s electric power generation plant in Dover, Delaware. Eastern Shore has previously provided interruptible service to NRG at this plant. To provide the firm service, Eastern Shore will construct new facilities at an estimated cost of $12.5 million to $15.0 million. The Precedent Agreement provides that upon satisfying certain conditions, Eastern Shore and NRG will sign a 15-year firm transportation service agreement for a maximum daily quantity of 13,440 Dts/d. This service is projected to commence in May 2013 and is expected to generate estimated annual gross margin of $2.4 to $2.8 million. If the necessary facilities are not operational on or before December 31, 2013, or if Eastern Shore is not able to provide the firm transportation service by utilizing other capacity, either Eastern Shore or NRG may terminate both the Precedent Agreement and the firm transportation service agreement. Eastern Shore and NRG are proceeding with obtaining necessary governmental and regulatory approvals associated with this service.

Our Delmarva natural gas distribution operation has successfully expanded its service to large commercial and industrial customers and has continued its efforts to extend natural gas service to Lewes, Delaware and Cecil and Worcester Counties, Maryland. Since July 2010, our Delmarva natural gas distribution operation added 20 large commercial and industrial customers with an estimated annual gross margin of $2.1 million ($1.2 million and $196,000 was recorded in 2011 and 2010, respectively, from these new customers), including two industrial customers in Lewes, Delaware. In addition to these new customers, we entered into a new agreement in August 2011 to provide natural gas service to an existing industrial customer at two of its facilities located in southern Delaware. These new services are expected to begin in the first quarter of 2012 and generate estimated annual gross margin equivalent to 415 residential customers. Our Delmarva natural gas distribution operation also experienced two-percent growth in residential customers, generating additional gross margin of $429,000 in 2011.

Our Florida natural gas distribution operation generated $771,000 of additional gross margin in 2011, primarily from a two-percent growth in commercial and industrial customers. In addition, 700 new customers, added as a result of our purchase of the IGC operating assets in August 2010, generated $377,000 of additional gross margin during 2011, due to the inclusion of a full year of results. In January 2012, Peninsula Pipeline executed an agreement with Peoples Gas for the joint construction, ownership and operation of a 16-mile pipeline from the Duval/Nassau county line to Amelia Island, Florida. This jointly owned pipeline will provide us with the ability to extend natural gas service to Nassau County. Peninsula Pipeline’s portion of the estimated cost in this project is approximately $5.7 million, with the completion of the construction projected to be in the second half of 2012.

Our Florida electric distribution operation did not experience significant customer growth in 2011.

Rates and Regulatory Matters. During 2011, we concluded two major regulatory proceedings. Following its agenda conference in December 2011, the Florida PSC issued an order in January 2012, approving the recovery of $34.2 million in acquisition adjustment and $2.2 million in merger-related costs in connection with our acquisition of FPU in 2009. In the order, the Florida PSC also determined that no refund is required to customers from the 2010 earnings of our Florida natural gas distribution operation. The outcome of this “Come-Back” filing resulted in the reversal in the fourth quarter of 2011, of the $750,000 regulatory reserve, which was previously accrued in the third and fourth quarters of 2010. This reserve was previously accrued based on the contingent regulatory risk associated with our Florida operation’s natural gas earnings, merger benefits and recovery of the acquisition adjustment.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 33

The inclusion of the acquisition adjustment and merger-related costs in our rate base and the recovery of these assets through amortization expense will increase our earnings and cash flows above what we would have been able to achieve absent the regulatory approval. The acquisition adjustment and merger-related costs will be amortized over 30 years and five years, respectively, beginning in November 2009. Based upon the effective date and outcome of the order, amortization will be reflected as expense in our consolidated statement of income beginning in 2012. We will record $2.4 million ($1.4 million, net of tax) in amortization expense related to these assets in 2012 and 2013, $2.3 million ($1.4 million, net of tax) in 2014 and $1.8 million ($1.1 million, net of tax) annually, thereafter until 2039.

On January 24, 2012, the FERC approved the rate case settlement for Eastern Shore. The settlement provides for a pre-tax return of 13.9 percent. Also included in the settlement is a negotiated rate adjustment, effective November 1, 2011, associated with the phase-in of an additional 15,000 Dts/d of new transportation service on Eastern Shore’s eight-mile extension to interconnect with TETLP’s pipeline system. This rate adjustment reduces the rate per Dt of the service on this eight-mile extension by reflecting the increased service of 15,000 Dts/d with no additional revenue. This rate adjustment effectively offsets the increased revenue that would have been generated from the 15,000 Dts/d increase in firm service. In 2011, we recorded $409,000 in additional gross margin as a result of implementing the new rates pursuant to the settlement.

In addition to regulatory proceedings, we are currently involved in a legal dispute over alleged breaches of the Franchise Agreement by FPU. The alleging City seeks a declaratory judgment that the City has the right to exercise its option to purchase FPU’s electric distribution property in the City. FPU intends to vigorously contest this litigation and intends to oppose the adoption of any proposed referendum to approve the purchase of the FPU property in the City. FPU serves approximately 3,000 customers in the City. In 2011, we incurred approximately $537,000 in legal costs associated with this electric franchise dispute.

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

Our propane distribution operations generated additional gross margin of $2.2 million due to higher retail margins per gallon in 2011, compared to 2010. Propane retail margins per gallon on the Delmarva Peninsula during 2011 returned to more normal levels, compared to the lower margins per gallon reported during 2010, which was caused by colder temperatures and the high cost of spot purchases during the first quarter of 2010. Also contributing to the gross margin increase were higher margins per gallon in Florida as the Florida propane operation continued to adjust its retail pricing in response to market opportunities, which contributed to the increased retail margins.

Higher price volatility in the wholesale propane market resulted in a 22-percent increase in Xeron’s trading volumes in 2011, compared to 2010, and generated $431,000 of additional gross margin.

Advanced Information Services. In September 2011, BravePoint, our advanced information services subsidiary, released a new product, ProfitZoom™, an integrated system encompassing financial, job costing and service management modules, which was designed specifically for the fire protection and specialty contracting industries. ProfitZoom™ was built as a successor product to another software solution that BravePoint previously marketed and supported for companies in the fire suppression industry. Understanding the needs of the industry and utilizing its technology expertise, BravePoint began developing the ProfitZoom™ product in 2009. BravePoint’s operating income declined by $858,000 in 2011, compared to 2010, as a result of additional costs incurred in connection with the launch of ProfitZoom TM. BravePoint has successfully implemented ProfitZoomTM for three customers and two additional customers have executed contracts to implement it in early 2012. In addition, BravePoint is utilizing a component of ProfitZoomTM, “Application EvolutionTM”, to provide services to new and existing customers. “Application EvolutionTM” is currently being used to provide services to seven customers and BravePoint currently has contracts for services to four additional customers in 2012. BravePoint recorded $572,000 in revenue in 2011 from these new contracts with approximately $522,000 in additional revenue associated with these contracts to be recognized in the first half of 2012. Several other sales proposals are under consideration by current and other potential customers.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 34

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

Regulatory Assets and Liabilities

As a result of the ratemaking process, we record certain assets and liabilities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 980, “Regulated Operations,” and consequently, the accounting principles applied by our regulated energy businesses differ in certain respects from those applied by the unregulated businesses. Costs are deferred when there is a probable expectation that they will be recovered in future revenues as a result of the regulatory process. As more fully described in Item 8 under the heading “Notes to the Consolidated Financial Statements – Note A, Summary of Accounting Policies,” we have recorded regulatory assets of $81.1 million and regulatory liabilities of $46.8 million at December 31, 2011. If we were required to terminate application of ASC Topic 980, we would be required to recognize all such deferred amounts as a charge or a credit to earnings, net of applicable income taxes. Such an adjustment could have a material effect on our results of operations.

Valuation of Environmental Assets and Liabilities

As more fully described in Item 8 under the heading “Notes to the Consolidated Financial Statements – Note P, Environmental Commitments and Contingencies,” we are currently participating in the investigation, assessment or remediation of six former MGP sites. We have also been in discussions with MDE regarding a seventh former MGP site. Amounts have been recorded as environmental liabilities and associated environmental regulatory assets based on estimates of future costs to remediate these sites, which are provided by independent consultants, and future recovery of those costs in rates. At December 31, 2011, we had $11.3 million in environmental liabilities, representing our estimate of such future costs. We also had $6.7 million in regulatory and other assets, representing the amount of our environmental remediation costs to be recovered in future rates. There is uncertainty in these amounts, because the United States Environmental Protection Agency (“EPA”), or other applicable state environmental authority, may not have selected the final remediation methods. In addition, there is uncertainty with regard to amounts that may be recovered from other potentially responsible parties.

Derivatives

We use derivative and non-derivative instruments to manage the risks related to obtaining adequate supplies and the price fluctuations of natural gas, electricity and propane. We also use derivative instruments to engage in propane wholesale marketing activities. We continually monitor the use of these instruments to ensure compliance with our risk management policies and account for them in accordance with appropriate GAAP. If these instruments do not meet the definition of derivatives or are considered “normal purchases and sales,” they are accounted for on an accrual basis of accounting.

The following is a review of our use of derivative instruments at December 31, 2011 and 2010:

•

During 2011 and 2010, our natural gas distribution, electric distribution, propane distribution and natural gas marketing operations entered into physical contracts for the purchase or sale of natural gas, electricity and propane. These contracts either did not meet the definition of derivatives as they did not have a minimum requirement to purchase/sell or were considered “normal purchases and sales,” as they provided for the purchase or sale of natural gas, electricity or propane to be delivered in quantities expected to be used and sold by our operations over a reasonable period of time in the normal course of business. Accordingly, these contracts were accounted for on an accrual basis of accounting.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 35

•

During 2011 and 2010, the propane distribution operation entered into put options to protect against the decline in propane prices and related potential inventory losses associated with the propane purchased for the propane price cap program in the upcoming heating season. We accounted for the put option entered in August 2011 as a fair value hedge. Accordingly, the change in the fair value of this put option of $23,000 during 2011 effectively reduced propane inventory balance. For the put option entered in October 2010, we elected not to designate it as a fair value hedge although it met all the accounting requirements. Accordingly, the change in the fair value of this put option of $168,000 during 2010 reduced our earnings. At December 31, 2011 and 2010, these put options had the fair value of $68,000 and $0, respectively.

•

Xeron, our propane wholesale marketing subsidiary, enters into forward, futures and other contracts that are considered derivatives. These contracts are mark-to-market, using prices at the end of each reporting period, and unrealized gains or losses are recorded in the Consolidated Statement of Income as revenue or expense. These contracts generally mature within one year and are almost exclusively for propane commodities. For 2011 and 2010, these contracts had net unrealized gains of $41,000 and $284,000, respectively. We had $1.7 million in mark-to-market energy assets and $1.5 million in mark-to-market energy liabilities related to these contracts at December 31, 2011. We had $1.6 million in mark-to-market energy assets and $1.5 million in mark-to-market energy liabilities related to these contracts at December 31, 2010.

Operating Revenues

Revenues for our natural gas and electric distribution operations are based on rates approved by the PSC of the state in which we operate. Eastern Shore’s revenues are based on rates approved by the FERC. Customers’ base rates may not be changed without formal approval by these commissions. The PSCs, however, have authorized our regulated operations to negotiate rates, based on approved methodologies, with customers that have competitive alternatives. The FERC has also authorized Eastern Shore to negotiate rates above or below the FERC-approved maximum rates, which customers can elect as an alternative to negotiated rates.

For regulated deliveries of natural gas and electricity, we read meters and bill customers on monthly cycles that do not coincide with the accounting periods used for financial reporting purposes. We accrue unbilled revenues for natural gas and electricity that have been delivered, but not yet billed, at the end of an accounting period to the extent that they do not coincide. In connection with this accrual, we must estimate amounts of natural gas and electricity that have been delivered to our systems but have not been accounted for (commonly known as “unaccounted for” gas and electricity). We estimate the amount of the unbilled revenue by jurisdiction and customer class. A similar computation is made to accrue unbilled revenues for propane customers with meters, such as community gas system customers, and natural gas marketing customers, whose billing cycles do not coincide with the accounting periods.

The propane wholesale marketing operation records trading activity for open contracts on a net mark-to-market basis in the statement of income. For certain propane distribution customers without meters and advanced information services customers, we record revenue in the period the products are delivered and/or services are rendered.

Each of our natural gas distribution operations in Delaware and Maryland, our bundled natural gas distribution service in Florida and our electric distribution operation in Florida has a purchased fuel cost recovery mechanism. This mechanism provides us with a method of adjusting billing rates to customers to reflect changes in the cost of purchased fuel. The difference between the current cost of fuel purchased and the cost of fuel recovered in billed rates is deferred and accounted for as either unrecovered purchased fuel cost or amounts payable to customers. Generally, these deferred amounts are recovered or refunded within one year.

We charge flexible rates to industrial interruptible customers on our natural gas distribution systems to compete with the price of alternative fuel that they can use. Neither we nor any of our interruptible customers are contractually obligated to deliver or receive natural gas on a firm service basis.

Allowance for Doubtful Accounts

An allowance for doubtful accounts is recorded against amounts due to reduce the net receivable balance to the amount we reasonably expect to collect based upon our collections experience, the condition of the overall economy and our assessment of our customers’ inability or reluctance to pay. If circumstances change, however, our estimate of the recoverability of accounts receivable may also change. Circumstances which could affect our estimates include, but are not limited to, customer credit issues, the level of natural gas, electricity and propane prices and general economic conditions. Accounts are written off once they are deemed to be uncollectible.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 36

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

The total pension and other postretirement benefit costs included in operating income were $1.9 million, $2.0 million and $892,000, in 2011, 2010 and 2009, respectively. The total costs for 2011 included $436,000 of settlement charges associated with the retirement of a former executive. We expect to record pension and postretirement benefit costs of approximately $1.9 million for 2012. Actuarial assumptions affecting 2012 include expected long-term rates of return on plan assets of 6.0 percent and 7.0 percent for Chesapeake’s pension plan and FPU’s pension plan, respectively, and discount rates of 4.25 percent and 4.50 percent for Chesapeake’s plans and FPU’s plans, respectively. The discount rate for each plan was determined by management considering high quality corporate bond rates, such as Moody’s Aa bond index and the Citigroup yield curve, changes in those rates from the prior year and other pertinent factors, including the expected lives of the plans and the availability of the lump-sum payment option.

Actual changes in the fair value of plan assets and the differences between the actual return on plan assets and the expected return on plan assets could have a material effect on the amount of pension and postretirement benefit costs that we ultimately recognize. A 0.25 percent change in the discount rate could change our pension and postretirement costs by approximately $34,000. A 0.25 percent change in the rate of return could change our pension cost by approximately $108,000 and will not have an impact on the postretirement and SERP plans because these plans are not funded.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 37

(d)	Results of Operations

(in thousands except per share)
For the Years Ended December 31,	2011	2010	Increase (decrease)	2010	2009	Increase (decrease)
Business Segment:
Regulated Energy	$44,204	$43,509	$695	$43,509	$26,900	$16,609
Unregulated Energy	9,326	7,908	1,418	7,908	8,158	(250)
Other	175	513	(338)	513	(1,322)	1,835

Operating Income	53,705	51,930	1,775	51,930	33,736	18,194
Other Income	906	195	711	195	165	30
Interest Charges	9,000	9,146	(146)	9,146	7,086	2,060
Income Taxes	17,989	16,923	1,066	16,923	10,918	6,005

Net Income	$27,622	$26,056	$1,566	$26,056	$15,897	$10,159

Earnings Per Share of Common Stock
Basic	$2.89	$2.75	$0.14	$2.75	$2.17	$0.58
Diluted	$2.87	$2.73	$0.14	$2.73	$2.15	$0.58

2011 compared to 2010

Our net income increased by approximately $1.6 million, or $0.14 per share (diluted) in 2011, compared to 2010. An increase in operating income of $1.8 million and an increase in other income of $711,000 contributed to the increase in net income. The factors contributing to the increase in our operating and other income are as follows:

•	New natural gas transportation services generated $3.0 million in additional gross margin.

•	Growth in natural gas distribution customers generated $2.7 million in additional gross margin.

•	Higher retail margins per gallon in the propane distribution operations increased gross margin by $2.2 million.

•	Lower customer energy consumption, due primarily to warmer temperatures in 2011, compared to 2010, reduced gross margin by $5.2 million.

•	Several unusual items affected our results:

•	A reversal in 2011 of the $750,000 reserve recorded in 2010 due to the regulatory approval for recovery of the acquisition premium and merger-related costs;

•

$959,000 in lower sales and gross receipts taxes, due to an accrual in 2010 of $698,000 for potential additional taxes and the reversal in 2011 of $261,000 of the accrual as a result of the collection of those taxes from customers;

•	The absence in 2011 of $660,000 of merger-related costs expensed in 2010;

•	A gain of $575,000 related to the proceeds received from an antitrust litigation settlement with a major propane supplier;

•	A $553,000 gain from the sale of a non-operating Internet Protocol address asset;

•	Severance and pension settlements charges of $1.3 million;

•	BravePoint’s decline in operating income of $858,000 as a result of the launch of ProfitZoomTM; and

•	Additional legal costs of $537,000 were incurred in 2011 as a result of an electric franchise dispute, for which we could incur a similar level of costs in 2012.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 38

2010 compared to 2009

Our net income increased by approximately $10.2 million, or $0.58 per share (diluted) in 2010, compared to 2009. An increase in operating income of $18.2 million, offset partially by higher interest expense of $2.1 million, contributed to the increase in net income. The factors contributing to the increase in our operating income are as follows:

•	Inclusion of the full year results of FPU in 2010, compared to inclusion in 2009 of only the results after the acquisition on October 28, 2009;

•	Continued growth and expansion of our natural gas distribution and transmission businesses and propane distribution business on the Delmarva Peninsula;

•	Rate increase in Chesapeake’s Florida natural gas distribution division;

•	Favorable weather impact; and

•	Improved results in our advanced information services business.

These increases were partially offset by a decline in earnings from our natural gas marketing business, due primarily to the absence of spot sales to one industrial customer, and our propane wholesale marketing business.

Regulated Energy

For the Years Ended December 31,	2011	2010	Increase (decrease)	2010	2009	Increase (decrease)
(in thousands)
Revenue	$256,773	$269,934	($13,161)	$269,934	$139,099	$130,835
Cost of sales	128,111	145,207	(17,096)	145,207	64,803	80,404

Gross margin	128,662	124,727	3,935	124,727	74,296	50,431
Operations & maintenance	59,915	57,571	2,344	57,571	32,569	25,002
Depreciation & amortization	16,650	14,815	1,835	14,815	8,866	5,949
Other taxes	7,893	8,832	(939)	8,832	5,961	2,871

Other operating expenses	84,458	81,218	3,240	81,218	47,396	33,822

Operating Income	$44,204	$43,509	$695	$43,509	$26,900	$16,609

Weather and Customer Analysis
For the Years Ended December 31,	2011	2010	Increase (decrease)	2010	2009	Increase (decrease)
Delmarva Peninsula
Actual HDD	4,221	4,831	(610)	4,831	4,729	102
10-year average HDD	4,499	4,528	(29)	4,528	4,462	66
Estimated gross margin per HDD	$2,064	$1,995	$69	$1,995	$2,429	$(434)
Per residential customer added:
Estimated gross margin	$375	$375	$0	$375	$375	$0
Estimated other operating expenses	$111	$105	$6	$105	$100	$5
Florida
Actual HDD	753	1,501	(748)	1,501	911	590
10-year average HDD	920	863	57	863	849	14
Actual CDD	2,858	2,859	(1)	2,859	2,770	89
10-year average CDD	2,718	2,695	23	2,695	2,687	8
Average number of residential customers
Delmarva natural gas distribution	48,680	47,638	1,042	47,638	46,717	921
Florida natural gas distribution	61,525	61,053	472	61,053	60,048	1,005
Florida electric distribution	23,598	23,589	9	23,589	23,679	(90)

Total	133,803	132,280	1,523	132,280	130,444	1,836

Chesapeake Utilities Corporation 2011 Form 10-K      Page 39

2011 Compared to 2010

Operating income for the regulated energy segment increased by approximately $695,000, or two percent, in 2011, compared to 2010, which was generated from a gross margin increase of $3.9 million, offset by an operating expense increase of $3.2 million.

Gross Margin

Gross margin for our regulated energy segment increased by $3.9 million, or three percent in 2011, compared to 2010.

Our Delmarva natural gas distribution operation generated an increase in gross margin of $738,000 in 2011, compared to 2010. The factors contributing to this increase are as follows:

•

Customer growth increased gross margin for our Delmarva natural gas distribution operation by approximately $1.6 million in 2011, compared to 2010. Gross margin from commercial and industrial customers for our Delmarva natural gas distribution operation increased by $1.2 million in 2011, due primarily to the addition of 20 large commercial and industrial customers since June 2010. These 20 new customers are expected to generate annual margin of approximately $2.1 million in 2012, $1.2 million of which was recorded in 2011. Two-percent growth in residential customers generated an additional $429,000 in gross margin for our Delmarva natural gas distribution operation.

•

The increase in gross margin in 2011 was offset by $634,000 due to lower consumption during 2011, compared to 2010, primarily as a result of warmer weather on the Delmarva Peninsula. In 2011, HDD decreased by 610, or 13 percent on the Delmarva Peninsula, compared to 2010. This decrease in gross margin is mainly related to our Delaware division, as residential heating rates for our Maryland division are weather-normalized, and we typically do not experience an impact on gross margin from the weather for our residential customers in Maryland.

Gross margin for our Florida natural gas distribution operation increased by $198,000 in 2011, compared to 2010. The factors contributing to this increase are as follows:

•

In January 2012, the Florida PSC issued an order, approving the recovery of $34.2 million in acquisition adjustment and $2.2 million in merger-related costs. In the order, the Florida PSC also determined that no refund is required to customers from the 2010 earnings of the Company’s Florida natural gas distribution operation. The outcome of this “Come-Back” filing resulted in the reversal in the fourth quarter of 2011, of the $750,000 regulatory reserve, which was previously accrued in 2010 based on the contingent regulatory risk associated with Florida natural gas earnings, merger benefits and recovery of the acquisition adjustment.

•

Customer growth for our Florida natural gas distribution operations in 2011 generated an increase in gross margin of $771,000, primarily as a result of a two-percent growth in commercial and industrial customers for our Florida natural gas distribution operations in 2011, compared to 2010. Also, the addition of 700 customers as a result of our purchase of the operating assets of IGC in August 2010, generated additional gross margin of $377,000 in 2011, compared to 2010, due to the inclusion of results for the full year.

•

Gross margin decreased by $2.6 million, as a result of lower consumption during 2011, compared to 2010, due primarily to significantly warmer weather during the heating season. HDD in Florida decreased by 748, or 50 percent in 2011, compared to 2010.

Our natural gas transmission operations achieved gross margin growth of $3.7 million in 2011 compared to 2010. The factors contributing to this increase are as follows:

•

In January 2011, Eastern Shore commenced new transportation service for 20,000 Dts/d of capacity associated with its eight-mile mainline extension to interconnect with TETLP’s pipeline system and generated gross margin of $2.0 million in 2011 from this service. Gross margin generated from this eight-mile extension, including the phase-in of additional service and the effect of the rate case settlement previously described, is expected to be $1.9 million in 2012 and $2.1 million annually thereafter.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 40

•

Also generating additional gross margin of $542,000 in 2011 were other mainline transportation services that commenced in May 2010, November 2010 and November 2011, as a result of Eastern Shore’s system expansion projects. These expansions added 4,409 Dts/d of capacity and are expected to generate an estimated annual gross margin of $1.6 million, $758,000 of which was recorded in 2011.

•

Eastern Shore entered into two additional transportation services agreements with an existing industrial customer, one for the period from May 2011 to April 2021 for an additional 3,405 Dts/d and the other one for the period from November 2011 to October 2012 for an additional 9,514 Dts/d. These additional services generated additional gross margin of $243,000 and $168,000, respectively, in 2011. The 10-year service from May 2011 to April 2021 is expected to generate annual gross margin of $362,000. The one-year service from November 2011 to October 2012 is expected to generate gross margin of $842,000 in 2012.

•

On January 24, 2012, the FERC approved the rate case settlement for Eastern Shore. The settlement provides a pre-tax return of 13.9 percent. We recorded $409,000 in additional gross margin in 2011 as a result of the settlement.

•	The foregoing increases to gross margin were partially offset by decreased margins of $66,000 from the full year impact of two transportation service contracts, which expired in April 2010.

Gross margin for our Florida electric distribution operation decreased by $760,000 in 2011, compared to 2010, due primarily to lower customer consumption during the heating season as a result of significantly warmer weather in 2011 during the heating season, compared to 2010. HDD in Florida decreased by 50 percent (748 HDD) in 2011, compared to 2010.

Other Operating Expenses

Other operating expenses for the regulated energy segment increased by $3.2 million in 2011, due largely to the following factors:

•	$1.2 million in higher depreciation expense and asset removal costs from capital investments;

•	$1.1 million in non-recurring severance charges and pension settlement charges;

•	$537,000 in increased legal costs associated with an electric franchise dispute;

•	$403,000 in additional expenses related to pipeline integrity projects for Eastern Shore to comply with increased pipeline regulatory requirements;

•	$375,000 in increased amortization expense related to the change in the recovery period of project costs associated with Eastern Shore’s former Energylink expansion project;

•	$355,000 in higher vehicle fuel costs; and

•

$896,000 in lower taxes other than income taxes, due to an accrual in 2010 for potential additional sales taxes and gross receipts taxes and the reversal of a portion of the accrual in 2011 as a result of collection and remittance of those taxes.

2010 Compared to 2009

Operating income for the regulated energy segment increased by approximately $16.6 million, or 62 percent, in 2010, compared to 2009, which was generated from a gross margin increase of $50.4 million, offset partially by an operating expense increase of $33.8 million. Our 2010 results included 12 months of FPU’s operating results, whereas 2009 included only two months.

Gross Margin

Gross margin for our regulated energy segment increased by $50.4 million, or 68 percent. Of the $50.4 million increase, Chesapeake’s legacy regulated energy businesses generated $5.2 million of the increase, or 10 percent. FPU’s natural gas and electric distribution operations contributed $45.2 million of this increase. FPU’s results in 2009 have been included in our results since the completion of the merger on October 28, 2009. Our results for 2010 included FPU’s results for the full year.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 41

Our Delmarva natural gas distribution operation generated an increase in gross margin of $1.4 million in 2010. The factors contributing to this increase were as follows:

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

•

Colder weather on the Delmarva Peninsula generated an additional $365,000 to gross margin as HDD increased by 102, or two percent, in 2010, compared to 2009. This increased gross margin is primarily related to our Delaware division, as residential heating rates for our Maryland division are weather-normalized, and we typically do not experience an impact on gross margin from the weather for our residential customers in Maryland.

•	A decline in non-weather-related customer consumption, primarily by residential customers of our Delaware division, decreased gross margin by $111,000.

Our Florida natural gas distribution operation experienced an increase in gross margin of $32.5 million in 2010. The factors contributing to this increase were as follows:

•

FPU’s natural gas distribution operation generated $36.1 million in gross margin for 2010, which includes $148,000 of gross margin generated by the purchase of operating assets from IGC on August 9, 2010. Gross margin from FPU’s natural gas distribution operation in 2009 was $6.4 million. Gross margin from FPU’s natural gas distribution operation in 2010 was positively affected by an annual rate increase of approximately $8.0 million, effective January 14, 2010, colder temperatures in Florida and growth in commercial and industrial customers. Included in gross margin from FPU’s natural gas distribution operation for 2010 was the impact of a $750,000 accrual related to the regulatory risk associated with its earnings, merger benefits and recovery of purchase premium. This accrual was subsequently reversed in 2011, pursuant to the outcome of the “Come-Back” filing.

•

Gross margin from Chesapeake’s Florida division increased by $2.9 million, primarily as a result of an annual rate increase of approximately $2.5 million, which became effective on January 14, 2010. The colder temperatures in 2010 also generated an additional $247,000 in gross margin in 2010, compared to 2009.

Our natural gas transmission operations achieved gross margin growth of $952,000 in 2010. The factors contributing to this increase were as follows:

•

New transportation services implemented by Eastern Shore in November 2009, May 2010 and November 2010 as a result of its system expansion projects generated an additional $1.1 million to gross margin in 2010, compared to 2009.

•

New firm transportation service for an industrial customer for the period from November 2009 to October 2012 added $329,000 to gross margin for 2010. Partially offsetting the additional gross margin generated by this new firm transportation service was the margin of $232,000 in 2009 from the temporary interruptible service provided to the same customer. This temporary increase in service did not recur in 2010.

•

Eastern Shore changed its rates effective April 2009 to recover specific project costs in accordance with the terms of precedent agreements with certain customers. These rates generated $508,000 and $381,000 in gross margin in 2010 and 2009, respectively. Eastern Shore and the customers agreed to shorten the recovery period, starting in March 2011.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 42

•

Offsetting the foregoing increases to gross margin, Eastern Shore received notices from two customers of their intentions not to renew their firm transportation service contracts, which expired in November 2009 and April 2010, decreasing gross margin by $341,000 for 2010.

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

Other Operating Expenses

Other operating expenses for the regulated energy segment increased by $33.8 million, or 71 percent, in 2010, of which $32.4 million was related to other operating expenses of FPU. The remaining increase of $2.4 million, or a five percent increase over other operating expenses in 2009, exclusive of other operating expenses of FPU, was due primarily to the following factors:

•	$705,000 in increased payroll and benefits, due primarily to annual salary increases and incentive pay as a result of improved performance;

•	$518,000 in higher depreciation and asset removal costs as a result of our increased capital investments made in 2010 and 2009 to support growth;

•

$349,000 in increased regulatory expenses, due primarily to costs associated with Eastern Shore’s rate case filing in 2010 and regulatory discussions involving and preparation of the “Come-Back” filing for recovery of the purchase premium in Florida; and

•	$63,000 in increased taxes other than income taxes, due primarily to increased gross receipts tax.

Unregulated Energy

For the Years Ended December 31,	2011	2010	Increase (decrease)	2010	2009	Increase (decrease)
(in thousands)
Revenue	$149,586	$146,793	$2,793	$146,793	$119,973	$26,820
Cost of sales	112,415	110,680	1,735	110,680	90,408	20,272

Gross margin	37,171	36,113	1,058	36,113	29,565	6,548
Operations & maintenance	23,312	23,140	172	23,140	18,016	5,124
Depreciation & amortization	3,090	3,433	(343)	3,433	2,415	1,018
Other taxes	1,443	1,632	(189)	1,632	976	656

Other operating expenses	27,845	28,205	(360)	28,205	21,407	6,798

Operating Income	$9,326	$7,908	$1,418	$7,908	$8,158	$(250)

Weather Analysis — Delmarva
For the Years Ended December 31,	2011	2010	Increase (decrease)	2010	2009	Increase (decrease)
Actual HDD	4,221	4,831	(610)	4,831	4,729	102
10-year average HDD	4,499	4,528	(29)	4,528	4,462	66
Estimated gross margin per HDD	$2,869	$2,611	$258	$2,611	$3,083	$(472)

2011 Compared to 2010

Operating income for the unregulated energy segment increased by approximately $1.4 million, or 18 percent, in 2011 compared to 2010, which was attributable to an increase in gross margin of $1.1 million and a decrease in other operating expenses of $360,000.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 43

Gross Margin

Gross margin for our unregulated energy segment increased by $1.1 million, or three percent in 2011 compared to 2010.

Our Delmarva propane distribution operation experienced a decrease in gross margin of $265,000 in 2011, compared to 2010. The factors contributing to this decrease are as follows:

•

Warmer weather on the Delmarva Peninsula during 2011, compared to 2010 decreased customer consumption and reduced gross margin by $1.5 million as HDD decreased by 610, or 13 percent, in 2011, compared to 2010. Also, non-weather-related volumes sold in 2011 decreased, compared to 2010, as a result of the timing of bulk deliveries and reduced gross margin by $303,000.

•

The aforementioned decreases were partially offset by an increase in retail margins. Our Delmarva propane distribution operation generated additional gross margin of $736,000 due to higher retail margins per gallon during 2011, compared to 2010, as margins per gallon returned to more normal levels during the current year. Propane retail margins per gallon during the first half of 2010 were low, compared to historical levels, due to additional high-cost spot purchases incurred during the peak heating season to meet the weather-related increase in customer consumption. More normal temperatures and fewer spot purchases during 2011 resulted in margins per gallon returning to more normal levels.

•	A one-time gain of $575,000 was recorded in 2011 as a result of our share of proceeds received from an antitrust litigation settlement with a major propane supplier.

•	An increase in other fees generated additional gross margin of $217,000, due primarily to the continued growth and successful implementation of various pricing programs available to customers.

Our Florida propane distribution operation generated increased gross margin of $683,000 in 2011, compared to 2010. Higher retail margins per gallon, as we continued to adjust our retail pricing in response to market conditions, contributed $1.5 million in additional gross margin. Also generating $136,000 in gross margin in 2011 was a propane rail terminal agreement with a supplier to provide terminal and storage services from November 2010 to May 2011. These increases were partially offset by decreased gross margin of $964,000 as a result of lower non-weather-related consumption.

Xeron generated a $431,000 increase in gross margin in 2011, compared to 2010, due primarily to a 22-percent increase in Xeron’s trading activity.

Gross margin generated by PESCO increased by $362,000 in 2011, compared to 2010. This increase was due to favorable imbalance resolutions in 2011 with third-party pipelines, with which PESCO contracts for natural gas supply. Revenues generated from favorable imbalance resolutions with intrastate pipelines are not predictable and, therefore, are not included in our long-term financial plans or forecasts.

Merchandise sales in Florida decreased in 2011, compared to 2010, resulting in lower gross margin of $153,000.

Other Operating Expenses

Other operating expenses for the unregulated energy segment decreased by $361,000 in 2011, compared to 2010. In 2010, we expensed $370,000 of the accrual related to the settlement of a propane class action litigation and recorded $351,000 in amortization expense associated with the favorable propane supply contracts acquired in the merger with FPU, which was recorded as an intangible asset. The absence of these expenses in 2011 resulted in a decrease in other operating expenses in 2011, compared to 2010. These decreases were partially offset by a $265,000 increase in vehicle fuel costs in 2011.

2010 Compared to 2009

Operating income for the unregulated energy segment decreased by approximately $250,000, or three percent, in 2010 compared to 2009, which was attributable to an increase in gross margin of $6.5 million, offset by an increase in other operating expenses of $6.8 million. A decline in operating income for the unregulated energy segment was largely attributable to the natural gas marketing business, which experienced a decrease in gross margin due primarily to the absence of spot sales to one industrial customer.

Gross Margin

Gross margin for our unregulated energy segment increased by $6.5 million, or 22 percent, for 2010, compared to 2009.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 44

Our Delmarva propane distribution operation generated a gross margin increase of $1.0 million, as a result of the following factors:

•

Retail volumes sold increased by 1.6 million gallons, or seven percent, in 2010, which generated additional gross margin of $1.1 million. The addition of 436 community gas system customers and 1,000 other customers acquired in February 2010, as part of the purchase of the operating assets of a propane distributor serving Northampton and Accomack Counties in Virginia, contributed approximately 38 percent of this increase. The two-percent colder weather in 2010, compared to 2009, generated additional margin of $314,000. Timing of propane deliveries to our bulk customers contributed to the remaining increase in gross margin due to an increase in retail volumes.

•	Other fees increased by $340,000 in 2010 driven by customer participation in various pricing programs available to customers.

•

Retail margins per gallon decreased in 2010, compared to 2009, and decreased gross margin by $399,000. Retail margins per gallon during the first half of 2010 were low, compared to historical levels, due to additional high-cost spot purchases during the peak heating season. Retail margins per gallon during the first half of 2009 benefited from the inventory valuation adjustment recorded in late 2008, which lowered the propane inventory costs and, therefore, increased retail margins during the first half of 2009.

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

Other Operating Expenses

Other operating expenses for the unregulated energy segment increased by $6.8 million in 2010. The Florida distribution operation and FPU’s merchandise activities contributed $6.0 million to this increase. Included in other operating expenses for the Florida propane distribution operation in 2010 was approximately $370,000 expensed in the third and fourth quarters of 2010 for the settlement of a class action complaint (See Item 8 under the heading “Notes to the Consolidated Financial Statements – Note Q, Other Commitments and Contingencies”). The remaining increase of $771,000 in other operating expenses was due primarily to increased payroll and benefit costs, higher non-income taxes due to increased sales taxes and increased propane delivery costs, partially offset by a decrease in bad debt expenses as a result of expanded credit and collection initiatives by PESCO.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 45

Other

For the Years Ended December 31,	2011	2010	Increase (decrease)	2010	2009	Increase (decrease)
(in thousands)
Revenue	$13,829	$13,142	$687	$13,142	$11,998	$1,144
Cost of sales	7,051	6,316	735	6,316	6,036	280

Gross margin	6,778	6,826	(48)	6,826	5,962	864
Operations & maintenance	5,515	5,426	89	5,426	6,337	(911)
Depreciation & amortization	413	289	124	289	310	(21)
Other taxes	676	600	76	600	640	(40)

Other operating expenses	6,604	6,315	289	6,315	7,287	(972)
Operating Income (Loss) — Other	174	511	(337)	511	(1,325)	1,836
Operating Income — Eliminations	1	2	(1)	2	3	(1)

Operating Income (Loss)	$175	$513	(338)	$513	($1,322)	$1,835

2011 Compared to 2010

Operating income for the “Other” segment for 2011 was $175,000, representing a decrease of $338,000 from operating income of $513,000 for 2010. The decrease in operating income was attributable to lower operating income of $1.0 million from BravePoint, our advanced information services subsidiary, offset partially by the absence in 2011 of $660,000 in merger-related costs expensed in 2010.

BravePoint reported an operating loss of $270,000 in 2011, compared to operating income of $759,000 in 2010. During 2011, BravePoint incurred additional costs associated with the product development and release of a new product, ProfitZoomTM. BravePoint has successfully implemented ProfitZoomTM for three customers and two additional customers have executed contracts to implement it in early 2012. In addition, BravePoint is utilizing a component of ProfitZoomTM, “Application EvolutionTM” to provide services to new and existing customers. “Application EvolutionTM” is currently being used to provide services to seven customers and BravePoint currently has contracts for services to four additional customers in 2012. BravePoint recorded $572,000 in revenue in 2011 from these new contracts with approximately $522,000 in additional revenue associated with these contracts to be recognized in the first half of 2012. Several other sales proposals are under consideration by current and other potential customers.

2010 Compared to 2009

Operating income for the “Other” segment for 2010 was $513,000, compared to an operating loss of $1.3 million in 2009. The increase in operating results of $1.8 million was attributable to higher operating income of $982,000 from BravePoint and $818,000 in lower merger-related costs expensed in 2010.

BravePoint reported operating income of $759,000 in 2010, compared to an operating loss of $229,000 in 2009. BravePoint’s gross margin increased by $801,000 in 2010, compared to 2009, due to an increase in revenue and gross margin from its professional database monitoring and support solution services and higher consulting revenues as a result of a seven-percent increase in the number of billable consulting hours in 2010 compared to 2009.

Other Income

Other income for 2011, 2010 and 2009 was $906,000, $195,000, and $165,000, respectively. Included in other income for 2011 was a $553,000 gain from the sale of a non-operating Internet Protocol address asset. The remaining balance in other income includes non-operating investment income, interest income, late fees charged to customers and gains or losses from the sale of assets.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 46

Interest Expense

2011 Compared to 2010

Total interest expense for 2011 decreased by $146,000, or two percent, compared to 2010. The decrease in interest expense is attributable primarily to a decrease of $651,000 in long-term interest expense as scheduled repayments decreased the outstanding principal balances. Offsetting this decrease was additional interest expense of $505,000 related to the $29 million long-term debt issuance of 5.68 percent unsecured senior notes on June 23, 2011 to Metropolitan Life Insurance Company and New England Life Insurance Company, pursuant to an agreement we entered into with them on June 29, 2010. We used the proceeds to permanently finance the redemption of the 6.85 percent and 4.90 percent series of FPU first mortgage bonds. These redemptions occurred in January 2010 and were previously financed by Chesapeake’s short-term loan facilities.

2010 Compared to 2009

Total interest expense for 2010 increased by $2.1 million, or 29 percent, compared to 2009. The primary drivers of the increased interest expense were related to FPU, including:

•	An increase in long-term interest expense of $1.3 million was related to interest on FPU’s first mortgage bonds.

•

Interest expense from a new term loan credit facility during 2010 was $491,000. We used $29.1 million of the new term loan facility for the redemptions of the FPU 4.90 percent and 6.85 percent first mortgage bonds redeemed in January 2010.

•	Additional interest expense of $730,000 was related to interest on deposits from FPU’s customers.

Offsetting the increased interest expense from FPU was lower non-FPU-related interest expense from Chesapeake’s unsecured senior notes, as the principal balances decreased from scheduled payments, and lower additional short-term borrowings as a result of the timing of our capital expenditures and reduced working capital requirements, partially due to the increased bonus depreciation in 2010.

Income Taxes

2011 Compared to 2010

Income tax expense was $18.0 million in 2011, compared to $16.9 million in 2010. Our effective income tax rate for 2011 and 2010 remained unchanged at 39.4 percent.

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

Chesapeake Utilities Corporation 2011 Form 10-K      Page 47

(e)	Liquidity and Capital Resources

Our capital requirements reflect the capital-intensive and seasonal nature of our business and are principally attributable to investments in new plant and equipment, retirement of outstanding debt and seasonal variability in working capital. We rely on cash generated from operations, short-term borrowings, and other sources to meet normal working capital requirements and to finance capital expenditures.

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

Capital expenditures are one of our largest capital requirements. Our capital expenditures during 2011, 2010 and 2009 were $44.4 million, $47.0 million and $26.3 million, respectively. We experienced a significant increase in our capital expenditures in 2011 and 2010, compared to 2009, as a result of continued expansions of our natural gas distribution and transmission systems as well as inclusion of FPU’s capital expenditures. We have budgeted $88.5 million for capital expenditures during 2012. This amount includes $75.9 million for the regulated energy segment, $3.1 million for the unregulated energy segment and $9.5 million for the “Other” segment. The amount for the regulated energy segment includes estimated capital expenditures for the following: natural gas distribution operations ($32.1 million), natural gas transmission operations ($40.4 million) and electric distribution operation ($3.4 million) for expansion and improvement of facilities. The amount for the unregulated energy segment includes estimated capital expenditures for the propane distribution operations for customer growth and replacement of equipment. The amount for the “Other” segment includes estimated capital expenditures of $515,000 for the advanced information services subsidiary with the remaining balance for improvements of various offices and operations centers, other general plant, computer software and hardware. We expect to fund the 2012 capital expenditures program from short-term borrowings, cash provided by operating activities, and other sources. The capital expenditures program is subject to continuous review and modification. Actual capital requirements may vary from the above estimates due to a number of factors, including changing economic conditions, customer growth in existing areas, regulation, new growth or acquisition opportunities and availability of capital.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 48

Capital Structure

We are committed to maintaining a sound capital structure and strong credit ratings to provide the financial flexibility needed to access capital markets when required. This commitment, along with adequate and timely rate relief for our regulated operations, is intended to ensure our ability to attract capital from outside sources at a reasonable cost. We believe that the achievement of these objectives will provide benefits to our customers, creditors and investors. The following presents our capitalization, excluding and including short-term borrowings, as of December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
(in thousands)
Long-term debt, net of current maturities	$110,285	31%	$89,642	28%
Stockholders’ equity	240,780	69%	226,239	72%

Total capitalization, excluding short-term debt	$351,065	100%	$315,881	100%

	December 31, 2011		December 31, 2010
(in thousands)
Short-term debt	$34,707	9%	$63,958	17%
Long-term debt, including current maturities	118,481	30%	98,858	25%
Stockholders’ equity	240,780	61%	226,239	58%

Total capitalization, including short-term debt	$393,968	100%	$389,055	100%

In consummating the FPU merger in October 2009, we issued 2,487,910 shares of Chesapeake common stock, valued at approximately $75.7 million, in exchange for all outstanding common stock of FPU. Our balance sheet at the time of the merger also reflected FPU’s long-term debt of $47.8 million as a result of the merger. Since the consummation of the merger, we have redeemed $29.1 million of FPU’s long-term debt, which was held in the form of first mortgage bonds. We temporarily financed this early redemption of FPU’s long-term debt through a new short-term credit facility from March 2010 to June 2011. On June 23, 2011, we issued $29.0 million of 5.68 percent Chesapeake’s unsecured senior notes to repay the new short-term credit facility and permanently finance the redemption of FPU’s long-term debt. We have also entered into an arrangement to refinance an additional $7.0 million of FPU’s first mortgage bonds in 2013 with more competitively priced Chesapeake unsecured senior notes. As a result, only $8.0 million of the original $47.8 million of FPU debt as of the merger will be outstanding by 2013 in the form of secured first mortgage bonds.

As of December 31, 2011, we did not have any restrictions on our cash balances. Both Chesapeake’s senior notes and FPU’s first mortgage bonds contain a restriction that limits the payment of dividends or other restricted payments in excess of certain pre-determined thresholds. As of December 31, 2011, $67.3 million of Chesapeake’s cumulative consolidated net income and $36.4 million of FPU’s cumulative net income were free of such restrictions.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 49

Short-term Borrowings

Our outstanding short-term borrowings at December 31, 2011 and 2010 were $34.7 million and $64.0 million, respectively, at the weighted average interest rates of 1.57 percent and 1.77 percent, respectively.

We utilize bank lines of credit to provide funds for our short-term cash needs to meet seasonal working capital requirements and to fund temporarily portions of the capital expenditure program. As of December 31, 2011, we had four unsecured bank lines of credit with two financial institutions for a total of $100.0 million. Two of these unsecured bank lines, totaling $60.0 million, are available under committed lines of credit. None of these unsecured bank lines of credit requires compensating balances. Advances offered under the uncommitted lines of credit are subject to the discretion of the banks. We are currently authorized by our Board of Directors to borrow up to $85.0 million of short-term debt, as required, from these unsecured bank lines of credit.

Our outstanding borrowings under these unsecured bank lines of credit at December 31, 2011 and 2010 were $30.5 million and $30.8 million, respectively. During 2011, 2010 and 2009, the average borrowings from these unsecured bank lines of credit were $11.0 million, $10.5 million and $13.0 million, respectively, at weighted average interest rates of 2.35 percent, 2.40 percent and 1.28 percent, respectively. The maximum month-end borrowings from these unsecured bank lines of credit during 2011, 2010 and 2009 were $35.4 million, $64.0 million and $33.0 million, respectively, which occurred during the fall and winter months when our working capital requirements were at the highest level. Also included in our outstanding short-term borrowings at December 31, 2011 and 2010 was $4.2 million and $4.1 million, respectively, in book overdrafts, which if presented would be funded through the bank lines of credit.

In addition to the four unsecured bank lines of credit, we entered into a new short-term credit facility for $29.1 million with an existing lender in March 2010 to temporarily finance the early redemption of FPU’s long-term debt, as previously discussed. In connection with the issuance of Chesapeake’s 5.68 percent unsecured notes in June 2011, we repaid the $29.1 million short-term credit facility.

Cash Flows Provided by Operating Activities

Our cash flows provided by operating activities were as follows:

For the Years Ended December 31,	2011	2010	2009
Net income	$27,622	$26,056	$15,897
Non-cash adjustments to net income	42,884	36,487	28,366
Changes in assets and liabilities	615	(1,425)	1,583

Net cash from operating activities	$71,121	$61,118	$45,846

Changes in our cash flows from operating activities are attributable primarily to changes in net income, non-cash adjustments for depreciation and income taxes and working capital. Changes in working capital are determined by a variety of factors, including weather, the prices of natural gas, electricity and propane, the timing of customer collections, payments for purchases of natural gas, electricity and propane, and deferred fuel cost recoveries.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 50

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

In 2011, our net cash flow provided by operating activities was $71.1 million, an increase of $10.0 million, compared to 2010. The increase was due primarily to the following:

•

Net cash flows related to income taxes, which include deferred income taxes in non-cash adjustments to net income and the change in income taxes receivable, increased by $7.8 million during 2011, compared to 2010, due primarily to the 100-percent bonus depreciation deduction allowed in 2011, which reduced our income tax payments in the current period.

•

Net cash flows from trading receivables and payables increased by $6.0 million, due primarily to the timing of collections and payments of trading contracts entered into by our propane wholesale marketing operation and an increase in net cash flows from receivables and payables in various other operations.

•	Net cash flows from customer deposits increased by $3.1 million, due primarily to a large deposit received in 2011 from an industrial customer on the Delmarva Peninsula.

•

Net cash flows from propane inventory, storage gas and other inventory decreased by $2.6 million, due primarily to additional pipes and other construction inventory purchased during 2011. Also contributing to this cash flow decrease is the period-over-period changes in the storage gas balance, which reduced our cash flows.

•

Net cash flows from the changes in regulatory assets and liabilities decreased by approximately $5.2 million, primarily as a result of a reduction in fuel costs due and collected from regulated customers.

In 2010, our net cash flow provided by operating activities was $61.1 million, an increase of $15.3 million compared to 2009. The increase was due primarily to the following:

•

Net cash flows from changes in accounts receivable and accounts payable were due primarily to the inclusion of FPU’s accounts and the timing of collections and payments of trading contracts entered into by our propane wholesale and marketing operation.

•	Net income increased by $10.2 million. A full year’s results for FPU and organic growth within Chesapeake’s legacy businesses contributed to this increase.

•

Non-cash adjustments to net income increased by $12.4 million due primarily to higher depreciation and amortization, changes in deferred income taxes, higher employee benefits and compensation and an increase in share based compensation. Higher depreciation and amortization was due to the inclusion of FPU and an increase in capital investments. The increase in deferred income taxes was a result of bonus depreciation in 2010, which significantly reduced our income tax payment obligations in 2010.

•

The decrease in income tax receivables was due primarily to the receipt of large refunds in 2009 due to higher tax deductions in 2009 and 2008 and a decrease in taxes payable due to bonus depreciation in 2010.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 51

Cash Flows Used in Investing Activities

In 2011, net cash flows used in investing activities totaled $47.8 million, representing a decrease of $1.1 million compared to 2010. In 2010, net cash flows used by investing activities totaled $48.9 million, an increase of $25.7 million compared to 2009.

•	Cash utilized for capital expenditures was $47.0 million, $45.6 million and $26.7 million for 2011, 2010, and 2009, respectively.

•

In 2011, we invested $300,000 in equity securities and paid $790,000 to acquire certain Florida propane assets. In 2010, we invested $1.6 million in equity securities and paid $1.2 million and $310,000 for certain natural gas distribution assets in Florida and propane distribution assets in Virginia.

•

In 2009, we received $3.5 million in proceeds from an investment account related to future environmental costs, as we transferred the amount to our general account that invests in overnight income-producing securities. We also acquired $359,000 in cash, net of cash paid, in the FPU merger in 2009.

•	Environmental expenditures exceeded amounts recovered through rates charged to customers in 2011, 2010 and 2009 by $645,000, $290,000 and $418,000, respectively.

•	We received $553,000 in 2011 in connection with a sale of a non-operating Internet Protocol address asset.

Cash Flows Provided by/Used in Financing Activities

In 2011 and 2010, net cash flows used by financing activities totaled $22.3 million and $13.4 million, respectively, compared to net cash flows used by financing activities of $21.4 million in 2009. Significant financing activities included the following:

•

We repaid $9.1 million, $36.9 million and $10.9 million of long-term debt in 2011, 2010 and 2009, respectively. Included in the long-term debt repayment during 2010 was the redemption of the 6.85 percent and 4.90 percent series of FPU’s secured first mortgage bonds prior to their respective maturities by using the proceeds from a new short-term credit facility with an existing lender. During 2011, we issued $29.0 million of Chesapeake’s 5.68 percent unsecured senior notes and used the proceeds to repay the new short-term credit facility and permanently finance the redemption of FPU bonds.

•	During 2011 and 2009, we reduced our short-term borrowing by $241,000 and $3.8 million, respectively. During 2010, we increased our short-term borrowing by $1.6 million.

•

We paid $11.7 million, $11.0 million and $8.0 million in cash dividends in 2011, 2010 and 2009, respectively. An increase in cash dividends paid in each year reflects the growth in the annualized dividend rate. Dividends paid in 2011 and 2010 also reflect a larger number of shares outstanding as a result of issuance of our shares in exchange for the FPU shares in the merger.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 52

Contractual Obligations

We have the following contractual obligations and other commercial commitments as of December 31, 2011:

	Payments Due by Period
Contractual Obligations	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
(in thousands)
Long-term debt (1)	$8,196	$20,527	$18,273	$71,546	$118,542
Operating leases (2)	1,074	1,727	1,466	2,703	6,970
Purchase obligations (3)
Transmission capacity	19,362	38,784	28,541	75,673	162,360
Storage — Natural Gas	2,475	3,465	2,090	3,071	11,101
Commodities	46,671	277	—	—	46,948
Electric supply	13,195	28,082	30,430	44,196	115,903
Forward purchase contracts — Propane (4)	17,451	—	—	—	17,451
Unfunded benefits (5)	392	861	1,052	5,461	7,766
Funded benefits (6)	2,595	131	67	1,360	4,153

Total Contractual Obligations	$111,411	$93,854	$81,919	$204,010	$491,194

(1)

Principal payments on long-term debt, see Item 8 under the heading “Notes to the Consolidated Financial Statements - Note J, Long-term Debt”, for additional discussion of this item. The expected interest payments on long-term debt are $7.6 million, $13.4 million, $10.5 million and $18.3 million, respectively, for the periods indicated above. Expected interest payments for all periods total $49.8 million.

(2)	See Item 8 under the heading “Notes to the Consolidated Financial Statements - Note L, Lease Obligations,” for additional discussion of this item.
(3)

See Item 8 under the heading “Notes to the Consolidated Financial Statement - Note P, Other Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements for further information.

(4)	The Company has also entered into forward sale contracts. See “Market Risk” of the Management’s Discussion and Analysis for further information.
(5)

We have recorded long-term liabilities of $7.8 million at December 31, 2011 for unfunded post-employment and post-retirement benefit plans. The amounts specified in the table are based on expected payments to current retirees and assume a retirement age of 62 for currently active employees. There are many factors that would cause actual payments to differ from these amounts, including early retirement, future health care costs that differ from past experience and discount rates implicit in calculations.

(6)

We have recorded long-term liabilities of $24.7 million at December 31, 2011 for two qualified, defined benefit pension plans. The assets funding these plans are in a separate trust and are not considered assets of the Company or included in our balance sheets. The Contractual Obligations table above includes $2.5 million, reflecting the expected payments the Company will make to the trust funds in 2012. Additional contributions may be required in future years based on the actual return earned by the plan assets and other actuarial assumptions, such as the discount rate and long-term expected rate of return on plan assets. See Item 8 under the heading “Notes to the Consolidated Financial Statements - Note M, Employee Benefit Plans,” for further information on the plans. Additionally, the Contractual Obligations table includes deferred compensation obligations totaling $1.7 million funded with Rabbi Trust assets in the same amount. The Rabbi Trust assets are recorded under Investments on the Balance Sheet. We assume a retirement age of 65 for purposes of distribution from this account.

Off-Balance Sheet Arrangements

We have issued corporate guarantees to certain vendors of our subsidiaries, the largest portion of which are for our propane wholesale marketing subsidiary and our natural gas marketing subsidiary. These corporate guarantees provide for the payment of propane and natural gas purchases in the event of the respective subsidiary’s default. Neither subsidiary has ever defaulted on its obligations to pay its suppliers. The liabilities for these purchases are recorded in our financial statements when incurred. The aggregate amount guaranteed at December 31, 2011 was $27.6 million, with the guarantees expiring on various dates through December 2012.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 53

In addition to the corporate guarantees, we have issued a letter of credit for $1.0 million, which expires on September 2, 2012, related to the electric transmission services for FPU’s northwest electric division. We have also issued a letter of credit to our current primary insurance company for $656,000, which expires on December 2, 2012, as security to satisfy the deductibles under our various outstanding insurance policies. As a result of a change in our primary insurance company in 2010, we renewed the letter of credit for $725,000 to our former primary insurance company, which will expire on June 1, 2012. There have been no draws on these letters of credit as of December 31, 2011. We do not anticipate that the letters of credit will be drawn upon by the counterparties, and we expect that the letters of credit will be renewed to the extent necessary in the future.

We provided a letter of credit for $2.5 million to TETLP related to the Precedent Agreement, which is further described in Item 8 under the heading, “Notes to the Consolidated Financial Statements – Note Q, Other Commitments and Contingencies.”

(f)	Rate Filings and Other Regulatory Activities

Our natural gas distribution operations in Delaware, Maryland and Florida and electric distribution operation in Florida are subject to regulation by the PSCs in their respective states; Eastern Shore is subject to regulation by the FERC; and Peninsula Pipeline is subject to regulation by the Florida PSC. At December 31, 2011, Chesapeake was involved in rate filings and/or regulatory matters in each of the jurisdictions in which it operates. Each of these rate filings or regulatory matters is fully described in Item 8 under the heading “Notes to the Consolidated Financial Statements – Note O, Rates and Other Regulatory Activities.”

(g)	Environmental Matters

We continue to work with federal and state environmental agencies to assess the environmental impact and explore corrective action at seven environmental sites (see Item 8 under the heading “Notes to the Consolidated Financial Statements – Note P, Environmental Commitments and Contingencies” for further detail on each site). We believe that future costs associated with these sites will be recoverable in rates or through sharing arrangements with, or contributions by, other responsible parties.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 54

(h)	Market Risk

Market risk represents the potential loss arising from adverse changes in market rates and prices. Long-term debt is subject to potential losses in value based on changes in interest rates after issuance, to the extent such losses are not recovered through a regulatory process. Our outstanding long-term debt consists of fixed-rate senior notes, secured debt and convertible debentures (see Item 8 under the heading “Notes to the Consolidated Financial Statements – Note J, Long-term Debt” for annual maturities of consolidated long-term debt). All of our outstanding long-term debt is fixed-rate debt and was not entered into for trading purposes. The carrying value of outstanding long-term debt, including current maturities, was $118.5 million at December 31, 2011, as compared to a fair value of $142.3 million, based on a discounted cash flow methodology that incorporates a market interest rate that is based on published corporate borrowing rates for debt instruments with similar terms and average maturities with adjustments for duration, optionality, credit risk, and risk profile. We evaluate whether to refinance existing debt or permanently refinance existing short-term borrowing, based in part on the fluctuation in interest rates.

Our propane distribution business is exposed to market risk as a result of propane storage activities and entering into fixed price contracts for supply. We can store up to approximately 5.4 million gallons (including leased storage and rail cars) of propane during the winter season to meet our customers’ peak requirements and to serve metered customers. Decreases in the wholesale price of propane may cause the value of stored propane to decline. To mitigate the impact of price fluctuations, we have adopted a Risk Management Policy that allows the propane distribution operation to enter into fair value hedges or other economic hedges of our inventory.

In August 2011, our Delmarva propane distribution operation entered into a put option to protect against the decline in propane prices and related potential inventory losses associated with 630,000 gallons purchased for the propane price cap program in the upcoming heating season. This put option is exercised if the propane prices fall below the strike price of $1.445 per gallon in January through March of 2012 and we will receive the difference between the market price and the strike price during those months. We paid $91,000 to purchase the put option. We account for this put option as a fair value hedge. As of December 31, 2011, the put option had a fair value of $68,000. The change in the fair value of the put option effectively reduced our propane inventory balance.

In October 2010, Sharp entered into put options to protect against the decline in propane prices and related potential inventory losses associated with 1,470,000 gallons purchased for the propane price cap program in the upcoming heating season. This put option would be exercised if the propane prices fell below the strike prices of $1.251 per gallon and $1.230 per gallon in January and February of 2011, respectively, at which point we would have received the difference between the market price and the strike price during those months. We paid $168,000 to purchase the put option. Although the put option met the accounting requirements for fair value hedge, we elected not to designate it as a fair value hedge and accounted for it on a mark-to-market basis. As of December 31, 2010, the put option had no fair value. The change in the fair value of the put option reduced our earnings in 2010.

Our propane wholesale marketing operation is a party to natural gas liquids forward contracts, primarily propane contracts, with various third parties. These contracts require that the propane wholesale marketing operation purchase or sell natural gas liquids at a fixed price at fixed future dates. At expiration, the contracts are settled by the delivery of natural gas liquids to us, or the counterparty or by “booking out” the transaction. Booking out is a procedure for financially settling a contract in lieu of the physical delivery of energy. The propane wholesale marketing operation also enters into futures contracts that are traded on the New York Mercantile Exchange. In certain cases, the futures contracts are settled by the payment or receipt of a net amount equal to the difference between the current market price of the futures contract and the original contract price; however, they may also be settled by physical receipt or delivery of propane.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 55

The forward and futures contracts entered into by our propane wholesale marketing subsidiary are for trading purposes. The propane wholesale marketing business is subject to commodity price risk on its open positions to the extent that market prices for natural gas liquids deviate from fixed contract settlement prices. Market risk associated with the trading of futures and forward contracts is monitored daily for compliance with our Risk Management Policy, which includes volumetric limits for open positions. To manage exposures to changing market prices, open positions are marked up or down to market prices and reviewed daily by our oversight officials. In addition, the Risk Management Committee reviews periodic reports on markets and the credit risk of counterparties, approves any exceptions to the Risk Management Policy (within limits established by the Board of Directors) and authorizes the use of any new types of contracts.

Quantitative information on forward, futures and other contracts at December 31, 2011 and 2010 is presented in the following tables:

At December 31, 2011	Quantity in Gallons	Estimated Market Prices	Weighted Average Contract Prices
Forward Contracts
Sale	12,075,000	$1.3100 — $1.6063	$1.4785
Purchase	11,928,000	$1.3050 — $1.6000	$1.4630
Other Contract
Put option	630,000	$0.1080	$0.1450

Estimated market prices and weighted average contract prices are in dollars per gallon.

All contracts expire by the end of the first quarter of 2012.

At December 31, 2010	Quantity in Gallons	Estimated Market Prices	Weighted Average Contract Prices
Forward Contracts
Sale	13,523,496	$1.0350 — $1.4100	$1.2192
Purchase	12,914,496	$1.0150 — $1.3779	$1.2093
Other Contract
Put option	1,470,000	$—	$0.1150

Estimated market prices and weighted average contract prices are in dollars per gallon.

All contracts expire by the end of the second quarter of 2011.

At December 31, 2011 and 2010, we marked these forward and other contracts to market, using market transactions in either the listed or OTC markets, which resulted in the following assets and liabilities:

(in thousands)	2011	2010
Mark-to-market energy assets, including put option	$1,754	$1,642
Mark-to-market energy liabilities	$1,496	$1,492

Our natural gas distribution, electric distribution and natural gas marketing operations have entered into agreements with various suppliers to purchase natural gas, electricity and propane for resale to their customers. Purchases under these contracts either do not meet the definition of derivatives or are considered “normal purchases and sales” and are accounted for on an accrual basis.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 56

(i)	Competition

Our natural gas and electric distribution operations and our natural gas transmission operation compete with other forms of energy including natural gas, electricity, oil, propane and other alternative sources of energy. The principal competitive factors are price and, to a lesser extent, accessibility. Our natural gas distribution operations have several large-volume industrial customers that are able to use fuel oil as an alternative to natural gas. When oil prices decline, these interruptible customers may convert to oil to satisfy their fuel requirements, and our interruptible sales volumes may decline. Oil prices, as well as the prices of other fuels, fluctuate for a variety of reasons; therefore, future competitive conditions are not predictable. To address this uncertainty, we use flexible pricing arrangements on both the supply and sales sides of this business to compete with alternative fuel price fluctuations. As a result of the transmission operation’s conversion to open access and Chesapeake’s Florida natural gas distribution division’s restructuring of its services, these businesses have shifted from providing bundled transportation and sales service to providing only transmission and contract storage services. Our electric distribution operation currently does not face substantial competition since the electric utility industry in Florida has not been deregulated. In addition, natural gas is the only viable alternative fuel to electricity in our electric service territories and is available only in a small area.

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

Chesapeake Utilities Corporation 2011 Form 10-K      Page 57

(j)	Inflation

Inflation affects the cost of supply, labor, products and services required for operations, maintenance and capital improvements. While the impact of inflation has remained low in recent years, natural gas and propane prices are subject to rapid fluctuations. In the regulated natural gas and electric distribution operations, fluctuations in natural gas and electricity prices are passed on to customers through the fuel cost recovery mechanism in our tariffs. To help cope with the effects of inflation on our capital investments and returns, we seek rate increases from regulatory commissions for our regulated operations and closely monitor the returns of our unregulated business operations. To compensate for fluctuations in propane gas prices, we adjust our propane sales prices to the extent allowed by the market.

(k)	Marianna Franchise

On March 2, 2011, the City of Marianna, Florida filed a complaint against FPU in the Circuit Court of the Fourteenth Judicial Circuit in and for Jackson County, Florida. In the complaint, the City of Marianna alleged three breaches of the Franchise Agreement by FPU: (i) FPU failed to develop and implement time-of-use (“TOU”) and interruptible rates that were mutually agreed to by the City of Marianna and FPU; (ii) mutually agreed upon TOU and interruptible rates by FPU were not effective or in effect by February 17, 2011; and (iii) FPU did not have such rates available to all of FPU’s customers located within and without the corporate limits of the City of Marianna. The City of Marianna is seeking a declaratory judgment allowing it to exercise its option under the Franchise Agreement to purchase FPU’s property (consisting of the electric distribution assets) within the City of Marianna. Any such purchase would be subject to approval by the City Commission of Marianna (“Marianna Commission”), which would also need to approve the presentation of a referendum to voters in the City of Marianna related to the purchase and the operation by the City of Marianna of an electric distribution facility. If the purchase is approved by the Marianna Commission and the referendum is approved by the voters, the closing of the purchase must occur within 12 months after the referendum is approved. On March 28, 2011, FPU filed its answer to the declaratory action by the City of Marianna, in which it denied the material allegations by the City of Marianna and asserted several affirmative defenses. On August 3, 2011, the City of Marianna notified FPU that it was formally exercising its option to purchase FPU’s property. On August 31, 2011, FPU advised the City of Marianna that it has no right to exercise the purchase option under the Franchise Agreement and that FPU would continue to oppose the effort by the City of Marianna to purchase FPU’s property. At a hearing on January 10, 2012 the judge presiding over this case set plaintiff’s motion for summary judgment for hearing on April 2, 2012. The court directed the parties to complete by March 23, 2012, depositions necessary for consideration at the summary judgment hearing. The court also set the case for trial commencing July 30, 2012. We anticipate that the case will be tried at that time. FPU intends to continue its vigorous defense of the lawsuit filed by the City of Marianna and intends to oppose the adoption of any proposed referendum to approve the purchase of the FPU property in the City of Marianna.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information concerning quantitative and qualitative disclosure about market risk is included in Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 58

(This page intentionally left blank)

Chesapeake Utilities Corporation 2011 Form 10-K      Page 59

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Chesapeake Utilities Corporation

We have audited the accompanying consolidated balance sheets of Chesapeake Utilities Corporation (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chesapeake Utilities Corporation as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chesapeake Utilities Corporation’s internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2012 expressed an unqualified opinion.

/s/ ParenteBeard LLC
ParenteBeard LLC Malvern, Pennsylvania March 7, 2012

Chesapeake Utilities Corporation 2011 Form 10-K      Page 60

Consolidated Statements of Income

For the Years Ended December 31,	2011	2010	2009
(in thousands, except shares and per share data)
Operating Revenues
Regulated Energy	$256,773	$269,934	$139,099
Unregulated Energy	149,586	146,793	119,973
Other	11,668	10,819	9,713

Total operating revenues	418,027	427,546	268,785

Operating Expenses
Regulated energy cost of sales	128,111	145,207	64,803
Unregulated energy and other cost of sales	118,787	116,098	95,467
Operations	79,810	77,227	52,184
Maintenance	7,449	7,484	3,430
Depreciation and amortization	20,153	18,536	11,588
Other taxes	10,012	11,064	7,577

Total operating expenses	364,322	375,616	235,049

Operating Income	53,705	51,930	33,736
Other income, net of other expenses	906	195	165
Interest charges	9,000	9,146	7,086

Income Before Income Taxes	45,611	42,979	26,815
Income taxes	17,989	16,923	10,918

Net Income	$27,622	$26,056	$15,897

Weighted Average Common Shares Outstanding:
Basic	9,555,799	9,474,554	7,313,320
Diluted	9,651,058	9,582,374	7,440,201
Earnings Per Share of Common Stock:
Basic	$2.89	$2.75	$2.17
Diluted	$2.87	$2.73	$2.15
Cash Dividends Declared Per Share of Common Stock	$1.365	$1.305	$1.250

The accompanying notes are an integral part of the financial statements.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 61

Consolidated Statements of Comprehensive Income

For the Years Ended December 31,	2011	2010	2009
(in thousands)
Net Income	$27,622	$26,056	$15,897
Other Comprehensive Income (Loss), net of tax:
Employee Benefits, net of tax:
Amortization of prior service cost, net of tax of $432, $5 and $5, respectively	645	8	7
Net Gain (Loss), net of tax of ($1,164), ($541) and $794, respectively	(1,812)	(844)	1,217

Total other comprehensive income (loss)	(1,167)	(836)	1,224

Comprehensive Income	$26,455	$25,220	$17,121

The accompanying notes are an integral part of the financial statements.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 62

Consolidated Balance Sheets

Assets	December 31, 2011	December 31, 2010
(in thousands, except shares and per share data)
Property, Plant and Equipment
Regulated energy	$532,616	$500,689
Unregulated energy	63,501	61,313
Other	19,988	16,989

Total property, plant and equipment	616,105	578,991
Less: Accumulated depreciation and amortization	(137,784)	(121,628)
Plus: Construction work in progress	9,383	5,394

Net property, plant and equipment	487,704	462,757

Current Assets
Cash and cash equivalents	2,637	1,643
Accounts receivable (less allowance for uncollectible accounts of $1,090 and $1,194, respectively)	76,605	88,074
Accrued revenue	10,403	14,978
Propane inventory, at average cost	9,726	8,876
Other inventory, at average cost	4,785	3,084
Regulatory assets	1,846	51
Storage gas prepayments	5,003	5,084
Income taxes receivable	6,998	6,748
Deferred income taxes	2,712	2,191
Prepaid expenses	5,072	4,613
Mark-to-market energy assets	1,754	1,642
Other current assets	219	289

Total current assets	127,760	137,273

Deferred Charges and Other Assets
Goodwill	4,090	35,613
Other intangible assets, net	3,127	3,459
Investments, at fair value	3,918	3,992
Long-term receivables	79	155
Regulatory assets	79,256	23,884
Other deferred charges	3,132	3,860

Total deferred charges and other assets	93,602	70,963

Total Assets	$709,066	$670,993

The accompanying notes are an integral part of the financial statements.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 63

Consolidated Balance Sheets

Capitalization and Liabilities	December 31, 2011	December 31, 2010
(in thousands, except shares and per share data)
Capitalization
Stockholders’ equity
Common stock, par value $0.4867 per share (authorized 25,000,000)	$4,656	$4,635
Additional paid-in capital	149,403	148,159
Retained earnings	91,248	76,805
Accumulated other comprehensive loss	(4,527)	(3,360)
Deferred compensation obligation	817	777
Treasury stock	(817)	(777)

Total stockholders’ equity	240,780	226,239
Long-term debt, net of current maturities	110,285	89,642

Total capitalization	351,065	315,881

Current Liabilities
Current portion of long-term debt	8,196	9,216
Short-term borrowing	34,707	63,958
Accounts payable	55,581	65,541
Customer deposits and refunds	30,918	26,317
Accrued interest	1,637	1,789
Dividends payable	3,300	3,143
Accrued compensation	6,932	6,784
Regulatory liabilities	6,653	9,009
Mark-to-market energy liabilities	1,496	1,492
Other accrued liabilities	8,079	10,393

Total current liabilities	157,499	197,642

Deferred Credits and Other Liabilities
Deferred income taxes	115,624	80,031
Deferred investment tax credits	171	243
Regulatory liabilities	3,564	3,734
Environmental liabilities	9,492	10,587
Other pension and benefit costs	26,808	18,199
Accrued asset removal cost - Regulatory liability	36,584	35,092
Other liabilities	8,259	9,584

Total deferred credits and other liabilities	200,502	157,470

Other commitments and contingencies (Note P and Q)
Total Capitalization and Liabilities	$709,066	$670,993

The accompanying notes are an integral part of the financial statements.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 64

Consolidated Statements of Cash Flows

For the Years Ended December 31,	2011	2010	2009
(in thousands)
Operating Activities
Net Income	$27,622	$26,056	$15,897
Adjustments to reconcile net income to net operating cash:
Depreciation and amortization	20,153	18,537	11,588
Depreciation and accretion included in other costs	5,116	4,364	2,789
Deferred income taxes, net	17,714	13,389	10,065
(Gain) loss on sale of assets	(453)	113	47
Unrealized (gain) loss on commodity contracts	(41)	(116)	1,606
Unrealized gain on investments	(282)	(181)	(212)
Employee benefits and compensation	(723)	(757)	1,217
Share based compensation	1,450	1,155	1,306
Other, net	(50)	(17)	(40)
Changes in assets and liabilities:
Sale (purchase) of investments	660	(297)	(146)
Accounts receivable and accrued revenue	14,979	(20,467)	(13,652)
Propane inventory, storage gas and other inventory	(2,484)	151	2,597
Regulatory assets	(324)	1,677	(1,842)
Prepaid expenses and other current assets	(345)	1,157	(757)
Other deferred charges	179	(156)	(83)
Long-term receivables	76	286	191
Accounts payable and other accrued liabilities	(13,612)	15,853	10,185
Income taxes receivable	(237)	(3,761)	5,020
Accrued interest	(152)	(97)	66
Customer deposits and refunds	5,096	2,038	(75)
Accrued compensation	19	1,339	(2,066)
Regulatory liabilities	(2,527)	665	1,071
Other liabilities	(713)	187	1,074

Net cash provided by operating activities	71,121	61,118	45,846

Investing Activities
Property, plant and equipment expenditures	(47,037)	(45,637)	(26,703)
Cash acquired in the merger, net of cash paid	—	—	359
Proceeds from sale of assets	937	113	53
(Purchases of) proceeds from investments	(1,091)	(3,108)	3,519
Environmental expenditures	(645)	(290)	(418)

Net cash used by investing activities	(47,836)	(48,922)	(23,190)

Financing Activities
Common stock dividends	(11,663)	(11,013)	(7,957)
(Purchase) issuance of stock for Dividend Reinvestment Plan	(1,244)	568	392
Change in cash overdrafts due to outstanding checks	91	3,255	835
Net borrowing (repayment) under line of credit agreements	(241)	1,579	(3,812)
Other short-term borrowing	(29,100)	29,100	—
Proceeds from issuance of long-term debt	29,000	—	—
Repayment of long-term debt	(9,134)	(36,860)	(10,907)

Net cash used in financing activities	(22,291)	(13,371)	(21,449)

Net Increase (Decrease) in Cash and Cash Equivalents	994	(1,175)	1,207
Cash and Cash Equivalents — Beginning of Period	1,643	2,818	1,611

Cash and Cash Equivalents — End of Period	$2,637	$1,643	$2,818

The accompanying notes are an integral part of the financial statements.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 65

Consolidated Statements of Stockholders’ Equity

	xxx	xxx	xxx	xxx	xxx	xxx	xxx	xxx
	Common Stock
(in thousands, except shares and per share data)	Number of Shares (1)	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation	Treasury Stock	Total
Balances at December 31, 2008	6,827,121	$3,323	$66,681	$56,817	$(3,748)	$1,549	$(1,549)	$123,073
Net Income				15,897				15,897
Other comprehensive income					1,224			1,224
Dividend Reinvestment Plan	31,607	15	921					936
Retirement Savings Plan	32,375	16	966					982
Conversion of debentures	7,927	4	131					135
Share-based compensation (2) (3)	7,374	3	1,332					1,335
Deferred Compensation Plan (4)						(810)	810	—
Purchase of treasury stock	(2,411)						(73)	(73)
Sale and distribution of treasury stock	2,411						73	73
Common stock issued in the merger	2,487,910	1,211	74,471					75,682
Dividends on share-based compensation				(104)				(104)
Cash dividends (5)				(9,379)				(9,379)

Balances at December 31, 2009	9,394,314	4,572	144,502	63,231	(2,524)	739	(739)	209,781
Net Income				26,056				26,056
Other comprehensive loss					(836)			(836)
Dividend Reinvestment Plan	53,806	26	1,699					1,725
Retirement Savings Plan	27,795	14	889					903
Conversion of debentures	11,865	6	196					202
Share-based compensation (2) (3)	36,415	17	620					637
Tax benefit on share-based compensation			253					253
Deferred Compensation Plan (4)						38	(38)	—
Purchase of treasury stock	(1,144)						(38)	(38)
Sale and distribution of treasury stock	1,144						38	38
Dividends on share-based compensation				(104)				(104)
Cash dividends (5)				(12,378)				(12,378)

Balances at December 31, 2010	9,524,195	4,635	148,159	76,805	(3,360)	777	(777)	226,239
Net Income				27,622				27,622
Other comprehensive loss					(1,167)			(1,167)
Dividend Reinvestment Plan	—	—	(22)					(22)
Retirement Savings Plan	2,002	1	79					80
Conversion of debentures	10,680	5	176					181
Share-based compensation (2) (3)	30,430	15	998					1,013
Tax benefit on share-based compensation			13					13
Deferred Compensation Plan (4)						40	(40)	—
Purchase of treasury stock	(993)						(40)	(40)
Sale and distribution of treasury stock	993						40	40
Dividends on share-based compensation				(129)				(129)
Cash dividends (5)				(13,050)				(13,050)

Balances at December 31, 2011	9,567,307	$4,656	$149,403	$91,248	$(4,527)	$817	$(817)	$240,780

(1)	Includes 30,597, 29,596 and 28,452, shares at December 31, 2011, 2010 and 2009, respectively, held in a Rabbi Trust established by the Company relating to the Deferred Compensation Plan.
(2)	Includes amounts for shares issued for Directors’ compensation.
(3)

The shares issued under the Performance Incentive Plan (“PIP”) are net of shares withheld for employee taxes. For 2011 and 2010, the Company withheld 12,324 and 17,695 shares, respectively, for taxes. The Company did not issue any shares for the PIP in 2009.

(4)	In May and November 2009, certain participants of the Deferred Compensation Plan received distributions totaling $883. There were no distributions in 2011 and 2010.
(5)	Cash dividends per share for the periods ended December 31, 2011, 2010 and 2009 were $1.365, $1.305, and $1.250, respectively.

The accompanying notes are an integral part of the financial statements.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 66

Notes to the Consolidated Financial Statements

A. SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Chesapeake, incorporated in 1947 in Delaware, is a diversified utility company engaged in regulated energy, unregulated energy and other unregulated businesses. Our regulated energy business delivers natural gas to approximately 122,000 customers located in central and southern Delaware, Maryland’s eastern shore and Florida and electricity to approximately 31,000 customers in northeast and northwest Florida. Our regulated energy business also provides natural gas transmission service primarily through a 402-mile interstate pipeline from various points in Pennsylvania and northern Delaware to our natural gas distribution affiliates in Delaware and Maryland as well as to other utility and industrial customers in Pennsylvania, Delaware and the eastern shore of Maryland.

Our unregulated energy business includes natural gas marketing, propane distribution and propane wholesale marketing operations. The natural gas marketing operation sells natural gas supplies directly to commercial and industrial customers in Florida, Delaware and Maryland. Through our propane distribution operation, we distribute propane to approximately 49,000 customers in Delaware, the eastern shore of Maryland and Virginia, southeastern Pennsylvania and Florida. The propane wholesale marketing operation markets propane to wholesale customers including large independent oil and petrochemical companies, resellers and propane distribution companies in the southeastern United States.

We also engage in non-energy businesses, primarily through our advanced information services subsidiary, which provides information-technology-related business services and solutions for both enterprise and e-business applications.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Chesapeake and its wholly owned subsidiaries. As a result of the merger with FPU on October 28, 2009, FPU’s financial position, results of operations and cash flows have been consolidated into our results from the effective date of the merger. We do not have any ownership interests in investments accounted for using the equity method or any variable interests in a variable interest entity. All intercompany transactions have been eliminated in consolidation.

System of Accounts

Our natural gas and electric distribution operations in Delaware, Maryland and Florida are subject to regulation by the PSCs in their respective states with respect to their rates for service, maintenance of their accounting records and various other matters. Eastern Shore is an open access pipeline regulated by the FERC. Our financial statements are prepared in accordance with GAAP, which give appropriate recognition to the ratemaking and accounting practices and policies of the various regulatory commissions. Our unregulated energy and other unregulated businesses are not subject to regulation with respect to rates, service or maintenance of accounting records.

Reclassifications

We reclassified certain amounts in the consolidated statement of income for the year ended December 31, 2010 and in the consolidated statements of cash flows for the years ended December 31, 2010 and 2009, to conform to the current year’s presentation. We also reclassified certain amounts in the consolidated balance sheet as of December 31, 2010, to conform to the current year’s presentation. These reclassifications are considered immaterial to the overall presentation of our consolidated financial statements.

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

Chesapeake Utilities Corporation 2011 Form 10-K      Page 67

Notes to the Consolidated Financial Statements

Property, Plant, Equipment and Depreciation

Property, plant and equipment are stated at original cost less accumulated depreciation or fair value, if impaired. Property, plant and equipment acquired in the merger were stated at fair value at the time of the merger. Costs include direct labor, materials and third-party construction contractor costs, allowance for capitalized interest and certain indirect costs related to equipment and employees engaged in construction. The costs of repairs and minor replacements are charged against income as incurred, and the costs of major renewals and betterments are capitalized. Upon retirement or disposition of property owned by the unregulated businesses, the gain or loss, net of salvage value, is charged to income. Upon retirement or disposition of property within the regulated businesses, the gain or loss, net of salvage value, is charged to accumulated depreciation. The provision for depreciation is computed using the straight-line method at rates that amortize the unrecovered cost of depreciable property over the estimated remaining useful life of the asset. Depreciation and amortization expenses for the regulated energy operations are provided at various annual rates, as approved by the regulators.

	December 31, 2011	December 31, 2010	Useful Life (1)
(In thousands)
Plant in service
Mains	$278,274	$259,672	27-62 years
Services — utility	72,341	68,349	12-48 years
Compressor station equipment	25,066	24,952	42 years
Liquified petroleum gas equipment	27,915	27,623	5-31 years
Meters and meter installations	35,006	32,850	Unregulated energy 3-33 years, regulated energy 14-49 years
Measuring and regulating station equipment	25,166	22,332	14-54 years
Office furniture and equipment	19,431	15,796	Unregulated energy 4-7 years, regulated energy14-25 years
Transportation equipment	18,441	17,046	1-20 years
Structures and improvements	16,553	16,290	3-44 years (2)
Land and land rights	16,577	15,052	Not depreciable, except certain regulated assets
Propane bulk plants and tanks	8,010	7,967	12-40 years
Electric transmission lines and transformers	31,937	30,669	10-41 years
Poles and towers	9,899	9,259	21-40 years
Other equipment	8,873	9,189	Various
Various	22,616	21,945	Various

Total plant in service	616,105	578,991
Plus construction work in progress	9,383	5,394
Less accumulated depreciation	(137,784)	(121,628)

Net property, plant and equipment	$487,704	$462,757

(1)	Certain immaterial account balances may fall outside this range.

The regulated operations compute depreciation in accordance with rates approved by either the state PSC or the FERC. These rates are based on depreciation studies and may change periodically upon receiving approval from the appropriate regulatory body. The depreciation rates shown above are based on the remaining useful lives of the assets at the time of the depreciation study, rather than the original lives of the assets. The depreciation rates are composite, straight-line rates applied to the average investment for each class of depreciable property and are adjusted for anticipated cost of removal less salvage value.

The non-regulated operations compute depreciation using the straight-line method over the estimated useful life of the asset.

(2)	Includes buildings, structures used in connection with natural gas, electric and propane operations, improvements to those facilities and leasehold improvements.

Plant in service includes $1.4 million of assets owned by one of our natural gas transmission subsidiaries, which it uses to provide natural gas transmission service under a contract with a third party. This contract is accounted for as an operating lease due to exclusive use of the assets by the customer. The service under this contract commenced in January 2009 and provides $264,000 in annual revenues for a term of 20 years. Accumulated depreciation for these assets total $218,000 at December 31, 2011.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 68

Notes to the Consolidated Financial Statements

In July 2011, we sold an Internet Protocol address asset to an unaffiliated entity for approximately $553,000. This particular Internet Protocol address was not used by us and did not have any net carrying value at the time of the sale. We recognized a non-operating pre-tax gain of $553,000 from this sale, which is included in other income in the accompanying consolidated statements of income.

In September 2011, FPU entered into an agreement with an unaffiliated entity to sell its office building located in West Palm Beach, Florida for $2.2 million. FPU also entered into a separate agreement to lease office space at a different location in West Palm Beach, which commenced in February 2012. The sale of FPU’s West Palm Beach office building was finalized in February 2012. Some of the approximately 70 employees previously located in the West Palm Beach office building moved into the newly leased office space and the remaining employees moved into another nearby operations center, which FPU owns, in West Palm Beach. We treated the West Palm Beach office building as an asset held for sale and it was included in other property, plant and equipment at December 31, 2011 in the accompanying consolidated balance sheet. The West Palm Beach office building had a net carrying value of approximately $2.0 million at December 31, 2011. Since the sale price, less costs to consummate the sale, exceeded the net carrying value of the building, no impairment was recorded. As most of the West Palm Beach office building was considered a property within the regulated businesses, most of the gain resulting from the sale was charged to accumulated depreciation when the sale was completed in February 2012.

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

Chesapeake Utilities Corporation 2011 Form 10-K      Page 69

Notes to the Consolidated Financial Statements

Regulatory Assets, Liabilities and Expenditures

We account for our regulated operations in accordance with ASC Topic 980, “Regulated Operations.” This Topic includes accounting principles for companies whose rates are determined by independent third-party regulators. When setting rates, regulators often make decisions, the economics of which require companies to defer costs or revenues in different periods than may be appropriate for unregulated enterprises. When this situation occurs, a regulated company defers the associated costs as regulatory assets on the balance sheet and records them as expense on the income statement as it collects revenues. Further, regulators can also impose liabilities upon a regulated company for amounts previously collected from customers, and for recovery of costs that are expected to be incurred in the future as regulatory liabilities. If we were required to terminate the application of these regulatory provisions to our regulated operations, all such deferred amounts would be recognized in the statement of income at that time, which could have a material impact on our financial position, results of operations and cash flows.

At December 31, 2011 and 2010, the regulated utility operations had recorded the following regulatory assets and liabilities on our consolidated balance sheets. These assets and liabilities will be recognized as revenues and expenses in future periods as they are reflected in customers’ rates.

	December 31, 2011	December 31, 2010
(in thousands)
Regulatory Assets
Underrecovered purchased fuel costs (1)	$911	$—
Income tax related amounts due from customers	2,075	1,897
Deferred post retirement benefits (2)	15,640	8,304
Deferred transaction and transition costs (3)	1,600	1,264
Deferred conversion and development costs (1)	1,143	2,069
Environmental regulatory assets and expenditures (4)	6,131	6,826
Acquisition adjustment (5)	50,546	764
Loss on reacquired debt (6)	1,576	1,668
Other	1,480	1,143

Total Regulatory Assets	$81,102	$23,935

Regulatory Liabilities
Self insurance	$1,010	$1,265
Overrecovered purchased fuel costs (1)	4,664	8,159
Conservation cost recovery (1)	12	320
Rate Refund (7)	1,250	—
Income tax related amounts due to customers	22	48
Storm reserve	2,812	2,682
Accrued asset removal cost	36,584	35,092
Other	447	269

Total Regulatory Liabilities	$46,801	$47,835

Chesapeake Utilities Corporation 2011 Form 10-K      Page 70

Notes to the Consolidated Financial Statements

(1)	We are allowed to recover the asset or are required to pay the liability in rates. We do not earn the overall rates of return.
(2)

The Florida PSC allowed FPU to treat as a regulatory asset the portion of the unrecognized costs pursuant to ASC Topic 715 related to its regulated operations. See Note M, “Employee Benefit Plan,” for additional information.

(3)

The Florida PSC approved the inclusion of FPU merger-related costs in our rate base and the recovery of those costs in rates. The balance at December 31, 2011 includes the gross-up of this regulatory asset for income tax because a portion of the costs is not tax-deductible.

(4)	All of our environmental expenditures and liabilities have been approved by various PSC’s for recovery. See Note P, “Environmental Commitments and Contingencies,” for additional information.
(5)

The Florida PSC approved the inclusion of approximately $1.3 million of the premium paid by FPU for an acquisition of another natural gas utility in 2002 (prior to Chesapeake’s acquisition of FPU) in its rate base and the recovery of it in rates. The Florida PSC also approved the inclusion of approximately $34.2 million in the premium paid by Chesapeake in its acquisition of FPU in the rate base and the recovery of it in rates. During 2011, we reclassified to a regulatory asset the portion of the goodwill related to the FPU acquisition, which was approved for recovery in future rates, along with the gross-up for income taxes. See Note B, “Acquisitions,” for additional information.

(6)	Gains and losses resulting from the reacquisition of long-term debt are amortized over future periods as adjustments to interest expense in accordance with established regulatory practice.
(7)	Eastern Shore refunded this amount to customers in February 2012 as a result of the rate case settlement. See Note O, “Rates and Other Regulatory Activities,” for additional information.

We monitor our regulatory and competitive environment to determine whether the recovery of our regulatory assets continues to be probable. If we were to determine that recovery of these assets is no longer probable, we would write off the assets against earnings. We believe that provisions of ASC Topic 980, “Regulated Operations,” continue to apply to our regulated operations and that the recovery of our regulatory assets is probable.

Goodwill and Other Intangible Assets

Goodwill is not amortized but is tested for impairment at least annually. In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Other intangible assets are amortized on a straight-line basis over their estimated economic useful lives. Please refer to Note H, “Goodwill and Other Intangible Assets,” for additional discussion of this subject.

Other Deferred Charges

Other deferred charges include discount, premium and issuance costs associated with long-term debt. Debt issuance costs are deferred and then are amortized to interest expense over the original lives of the respective debt issuances.

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

Chesapeake Utilities Corporation 2011 Form 10-K      Page 71

Notes to the Consolidated Financial Statements

The discount rates are utilized principally in calculating the actuarial present value of our pension and postretirement obligations and net pension and postretirement costs. When estimating our discount rates, we consider high quality corporate bond rates, such as the Moody’s Aa bond index and the Citigroup yield curve, changes in those rates from the prior year and other pertinent factors, including the expected life of each of our plans and their respective payment options.

The expected long-term rates of return on assets are utilized in calculating the expected returns on plan assets component of our annual pension plan costs. We estimate the expected returns on plan assets of each of our plans by evaluating expected bond returns, asset allocations, the effects of active plan management, the impact of periodic plan asset rebalancing and historical performance. We also consider the guidance from our investment advisors in making a final determination of our expected rates of return on assets.

We estimate the assumed health care cost trend rates used in determining our postretirement net expense based upon actual health care cost experience, the effects of recently enacted legislation and general economic conditions. Our assumed rate of retirement is estimated based upon our annual reviews of participant census information as of the measurement date.

Actual changes in the fair value of plan assets and the differences between the actual return on plan assets and the expected return on plan assets could have a material effect on the amount of pension and postretirement benefit costs that we ultimately recognize. A 0.25 percent change in the discount rate could change our pension and postretirement costs by approximately $34,000. A 0.25 percent change in the rate of return could change our pension cost by approximately $108,000 and will not have an impact on the postretirement and supplemental pension plans because these plans are not funded.

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

We account for uncertainty in income taxes in the financial statements only if it is more likely than not that an uncertain tax position is sustainable based on technical merits. Recognizable tax positions are then measured to determine the amount of benefit recognized in the financial statements. We recognize penalties and interest related to unrecognized tax benefits as a component of other income.

Financial Instruments

Xeron, our propane wholesale marketing subsidiary, engages in trading activities using forward and futures contracts, which have been accounted for using the mark-to-market method of accounting. Under mark-to-market accounting, our trading contracts are recorded at fair value. The changes in market price are recognized as gains or losses in revenues on the consolidated statements of income in the period of change. Trading liabilities are recorded as mark-to-market energy liabilities. Trading assets are recorded as mark-to-market energy assets.

Our natural gas, electric and propane distribution operations and natural gas marketing operations enter into agreements with suppliers to purchase natural gas, electricity and propane for resale to their customers. Purchases under these contracts either do not meet the definition of derivatives or are considered “normal purchases and sales” and are accounted for on an accrual basis.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 72

Notes to the Consolidated Financial Statements

Our propane distribution operation may enter into derivative transactions, such as swaps and puts, in order to mitigate the impact of wholesale price fluctuations on its inventory valuation. These transactions may be designated as fair value hedges if they meet all of the accounting requirements pursuant to ASC 815 and we elect to designate the instruments as fair value hedges. If designated as a fair value hedge, the value of the hedging instrument, such as a swap or put, is recorded at fair value with the effective portion of the gain or loss of the hedging instrument effectively reducing or increasing the value of propane inventory. The ineffective portion of the gain or loss is recorded in earnings. If the instrument is not designated as a fair value hedge or does not meet the accounting requirements of a fair value hedge, it is recorded at fair value with the gain or loss being recorded in earnings.

Earnings Per Share

Basic earnings per share are computed by dividing income available for common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed by dividing income available for common stockholders by the weighted average number of shares of common stock outstanding during the period adjusted for the exercise and/or conversion of all potentially dilutive securities, such as convertible debt and share-based compensation. The calculations of both basic and diluted earnings per share are presented in the following chart.

For the Years Ended December 31,	2011	2010	2009
(in thousands, except shares and per share data)
Calculation of Basic Earnings Per Share:
Net Income	$27,622	$26,056	$15,897
Weighted average shares outstanding	9,555,799	9,474,554	7,313,320

Basic Earnings Per Share	$2.89	$2.75	$2.17

Calculation of Diluted Earnings Per Share:
Reconciliation of Numerator:
Net Income	$27,622	$26,056	$15,897
Effect of 8.25% Convertible debentures	61	73	79

Adjusted numerator — Diluted	$27,683	$26,129	$15,976

Reconciliation of Denominator:
Weighted shares outstanding — Basic	9,555,799	9,474,554	7,313,320
Effect of dilutive securities:
Share-based Compensation	23,792	22,550	34,229
8.25% Convertible debentures	71,467	85,270	92,652

Adjusted denominator — Diluted	9,651,058	9,582,374	7,440,201

Diluted Earnings Per Share	$2.87	$2.73	$2.15

In 2009, common stock issued in connection with the FPU merger (See Note B, “Acquisitions,” to the Consolidated Financial Statements) was outstanding for only two months (from the merger closing on October 28, 2009 to December 31, 2009).

Operating Revenues

Revenues for our natural gas and electric distribution operations are based on rates approved by the PSCs in the states in which they operate. Eastern Shore’s revenues are based on rates approved by the FERC. Customers’ base rates may not be changed without formal approval by these commissions. The PSCs, however, have authorized our regulated operations to negotiate rates, based on approved methodologies, with customers that have competitive alternatives. The FERC has also authorized Eastern Shore to negotiate rates above or below the FERC-approved maximum rates, which customers can elect as an alternative to negotiated rates.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 73

Notes to the Consolidated Financial Statements

For regulated deliveries of natural gas and electricity, we read meters and bill customers on monthly cycles that do not coincide with the accounting periods used for financial reporting purposes. We accrue unbilled revenues for natural gas and electricity that have been delivered, but not yet billed, at the end of an accounting period to the extent that they do not coincide. In connection with this accrual, we must estimate the amounts of natural gas and electricity that have been delivered to our systems but have not been accounted for (commonly known as “unaccounted for” gas and electricity). We estimate the amount of the unbilled revenue by jurisdiction and customer class. A similar computation is made to accrue unbilled revenues for propane customers with meters, such as community gas system customers, and natural gas marketing customers, whose billing cycles do not coincide with our accounting periods.

The propane wholesale marketing operation records trading activity for open contracts on a net mark-to-market basis in our consolidated statement of income. For propane distribution customers without meters and advanced information services customers, we record revenue in the period the products are delivered and/or services are rendered.

Each of our natural gas distribution operations in Delaware and Maryland, our FPU natural gas operation and our electric distribution operation in Florida has a purchased fuel cost recovery mechanism. This mechanism provides a method of adjusting the billing rates to reflect changes in the cost of purchased fuel. The difference between the current cost of fuel purchased and the cost of fuel recovered in billed rates is deferred and accounted for as either unrecovered purchased fuel cost or amounts payable to customers. Generally, these deferred amounts are recovered or refunded within one year. Chesapeake’s Florida natural gas distribution division provides only unbundled delivery service.

We charge flexible rates to our natural gas distribution industrial interruptible customers to compete with prices of alternative fuels, which these customers are able to use. Neither we nor our interruptible customers are contractually obligated to deliver or receive natural gas on a firm service basis.

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

Depreciation and Accretion Included in Operations Expenses

We report certain depreciation and accretion in operations expense rather than depreciation and amortization expense in the accompanying consolidated statements of income in accordance with industry practice and regulatory requirements. Depreciation and accretion included in operations expenses consist of the accretion of the costs of removal for future retirements of utility assets, vehicle depreciation, computer software and hardware depreciation, and other minor amounts of depreciation expense. For the years ended December 31, 2011, 2010 and 2009, $5.1 million, $4.4 million and $2.8 million, respectively, of depreciation and accretion were reported in operations expenses.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 74

Notes to the Consolidated Financial Statements

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

FASB Statements and Other Authoritative Pronouncements

Recent Accounting Amendments Yet to be Adopted by the Company

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” Amendments in the ASU do not extend the use of fair value accounting but provide guidance on how it should be applied where its use is already required or permitted by other standards within International Financial Accounting Standards (“IFRS”) or U.S. GAAP. ASU 2011-04 supersedes most of the guidance in Topic 820, although many of the changes are clarifications of existing guidance or wording changes to align with IFRS. Certain amendments in ASU 2011-04 change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements. The amendments in ASU 2011-04 are effective for public entities for interim and annual periods beginning after December 15, 2011, and should be applied prospectively. Early adoption is not permitted for public entities. We expect the adoption of ASU 2011-04 to have no material impact on our financial position and results of operations.

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350) Testing Goodwill for Impairment.” ASU 2011-08 allows an entity to assess qualitatively whether it is necessary to perform step one of the two-step annual goodwill impairment test. Step one would be required if it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount. This is different than previous guidance, which required entities to perform step one of the test, at least annually, by comparing the fair value of a reporting unit to its carrying amount. An entity may elect to bypass the qualitative assessment and proceed directly to step one, for any reporting unit, in any period. ASU 2011-08 does not change the guidance on when to test goodwill for impairment. The amendments in ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We expect the adoption of ASU 2011-08 to have no material impact on our financial position and results of operations.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 75

Notes to the Consolidated Financial Statements

Other Accounting Amendments Adopted by the Company in 2011

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 amends the guidance in Topic 220, “Comprehensive Income,” by eliminating the option to present components of other comprehensive income (“OCI”) in the statement of stockholders’ equity. Instead, the new guidance now requires entities to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements of income and comprehensive income. The components of OCI have not changed nor has the guidance on when OCI items are reclassified to net income. Similarly, ASU 2011-05 does not change the guidance to disclose OCI components gross or net of the effect of income taxes, provided that the tax effects are presented on the face of the statement in which OCI is presented, or disclosed in the notes to the financial statements. For public entities, the amendments in ASU 2011-05 are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2011 with early adoption permitted. In December 2011, the FASB indefinitely deferred provisions of ASU 2011-05 that require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income. On December 31, 2011, we voluntarily adopted ASU 2011-05 early, except for the provisions deferred indefinitely. As a result of our early adoption of ASU 2011-05, we are now presenting a separate statement of comprehensive income, following the statement of income. The change is for presentation only, and the early adoption of ASU 2011-05 did not impact our financial position, results of operations or cash flows.

B. ACQUISITIONS

FPU

On October 28, 2009, we completed a merger with FPU, pursuant to which FPU became a wholly owned subsidiary of Chesapeake. The merger was accounted for under the acquisition method of accounting, with Chesapeake treated as the acquirer for accounting purposes. In consummating the merger, we issued 2,487,910 shares of Chesapeake common stock at a price per share of $30.42 in exchange for all outstanding common stock of FPU. We also paid approximately $16,000 in lieu of issuing fractional shares in the exchange. There was no contingent consideration in the merger. The total value of consideration transferred by Chesapeake in the merger was approximately $75.7 million. The assets acquired and liabilities assumed in the merger were recorded at their respective fair values at the completion of the merger. For certain assets acquired and liabilities assumed, such as pension and post-retirement benefit obligations, income taxes and contingencies without readily determinable fair values, for which GAAP provides specific exception to the fair value recognition and measurement, we applied other specified GAAP or accounting treatment as appropriate. Goodwill from the merger was $34.2 million. Pursuant to the approval by the Florida PSC in January 2012 to include the $34.2 million premium paid in this merger in the rate base and amortize it over a 30-year period beginning in November 2009 (see Note O, “Rates and Other Regulatory Activities”), we reclassified to a regulatory asset at December 31, 2011, $31.7 million of the goodwill, which represents the portion of the goodwill allowed to be recovered in future rates after the effective date of the Florida PSC order.

The acquisition method of accounting requires acquisition-related costs to be expensed in the period, in which those costs are incurred, rather than including them as a component of consideration transferred. As we intended to seek recovery in future rates in Florida of the merger-related costs incurred, we also considered the impact of ASC Topic 980, “Regulated Operations,” in determining the proper accounting treatment for those costs. We deferred approximately $1.3 million as a regulatory asset, which represented our best estimate of the costs we expected to be permitted to recover when we completed the appropriate rate proceedings. In January 2012, the Florida PSC approved the recovery of the $1.3 million deferred merger-related costs in future rates (see Note O, “Rates and Other Regulatory Activities”).

Chesapeake Utilities Corporation 2011 Form 10-K      Page 76

Notes to the Consolidated Financial Statements

Virginia LP Gas

On February 4, 2010, Sharp, our propane distribution subsidiary, purchased the operating assets of Virginia LP Gas, Inc. (“Virginia LP”), a propane distributor serving approximately 1,000 retail customers in Northampton and Accomack Counties in Virginia. The total consideration for the purchase was $600,000, $300,000 of which was paid at the closing and the remaining $300,000 is to be paid over 60 months. Based on our valuation, we allocated $188,000 of the purchase price to intangible assets, which consist of customer lists and non-compete agreements. These intangible assets are being amortized over a seven-year period. There was no goodwill recorded in connection with this acquisition. The revenue and net income from this acquisition, which were included in our consolidated statement of income for the year ended December 31, 2010, were not material.

Indiantown Gas Company

On August 9, 2010, FPU purchased the natural gas operating assets of IGC, which provides natural gas distribution services to approximately 700 customers including two large industrial customers in Indiantown, Florida. FPU paid approximately $1.2 million for these assets. FPU recorded $742,000 in goodwill in connection with this acquisition, all of which is deductible for income tax purposes. There was no intangible asset recorded in connection with this acquisition. The revenue and net income from this acquisition, which were included in our consolidated statement of income for the year ended December 31, 2010, were not material.

Crescent Propane

On December 12, 2011, Flo-Gas Corporation, the propane distribution subsidiary of FPU, purchased the operating assets of Crescent Propane, Inc. (“Crescent”) for approximately $790,000. These assets are used to provide propane distribution services to approximately 800 customers in north central Florida. In connection with this acquisition, we recorded $200,000 in goodwill, all of which is deductible for income tax purposes. There was no intangible asset recorded in connection with this acquisition. The revenue and net income from this acquisition, which were included in our consolidated statement of income for the year ended December 31, 2011, were not material.

C. SEGMENT INFORMATION

We use the management approach to identify operating segments. We organize our business around differences in regulatory environment and/or products or services, and the operating results of each segment are regularly reviewed by the chief operating decision maker (our Chief Executive Officer) in order to make decisions about resources and to assess performance. The segments are evaluated based on their pre-tax operating income. Our operations comprise of three operating segments:

•

Regulated Energy. The regulated energy segment includes natural gas distribution, electric distribution and natural gas transmission operations. All operations in this segment are regulated, as to their rates and services, by the PSCs having jurisdiction in each operating territory or by the FERC in the case of Eastern Shore.

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

Chesapeake Utilities Corporation 2011 Form 10-K      Page 77

Notes to the Consolidated Financial Statements

The following table presents information about our reportable segments.

For the Years Ended December 31,	2011	2010	2009
(in thousands)
Operating Revenues, Unaffiliated Customers
Regulated Energy	$255,405	$268,830	$137,847
Unregulated Energy	149,586	146,430	119,719
Other	13,036	12,286	11,219

Total operating revenues, unaffiliated customers	$418,027	$427,546	$268,785

Intersegment Revenues (1)
Regulated Energy	$1,368	$1,104	$1,252
Unregulated Energy	—	363	254
Other	793	856	779

Total intersegment revenues	$2,161	$2,323	$2,285

Operating Income
Regulated Energy	$44,204	$43,509	$26,900
Unregulated Energy	9,326	7,908	8,158
Other	175	513	(1,322)

Operating Income	53,705	51,930	33,736
Other income	906	195	165
Interest charges	9,000	9,146	7,086
Income taxes	17,989	16,923	10,918

Net income from continuing operations	$27,622	$26,056	$15,897

Depreciation and Amortization
Regulated Energy	$16,650	$14,815	$8,866
Unregulated Energy	3,090	3,433	2,415
Other and eliminations	413	288	307

Total depreciation and amortization	$20,153	$18,536	$11,588

Capital Expenditures
Regulated Energy	$37,104	$41,898	$22,917
Unregulated Energy	2,432	2,764	1,873
Other	4,895	2,293	1,504

Total capital expenditures	$44,431	$46,955	$26,294

(1)	All significant intersegment revenues are billed at market rates and have been eliminated from consolidated revenues.

At December 31,	2011	2010
Identifiable Assets
Regulated Energy	$569,389	$520,192
Unregulated Energy	104,090	113,039
Other	35,587	37,762

Total identifiable assets	$709,066	$670,993

Our operations are almost entirely domestic. Our advanced information services subsidiary, BravePoint, has infrequent transactions with foreign companies, located primarily in Canada. These transactions, which are denominated and paid in U.S. dollars, are immaterial to the consolidated revenues.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 78

Notes to the Consolidated Financial Statements

D. SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid for interest and income taxes during the years ended December 31, 2011, 2010 and 2009 were as follows:

For the Years Ended December 31,	2011	2010	2009
(in thousands)
Cash paid for interest	$7,746	$8,134	$6,703
Cash paid for income taxes	$2,327	$10,168	$1,111

Non-cash investing and financing activities during the years ended December 31, 2011, 2010, and 2009 were as follows:

For the Years Ended December 31,	2011	2010	2009
(in thousands)
Capital property and equipment acquired on account, but not paid as of December 31	$938	$1,064	$1,151
Merger/acquisitions	$—	$300	$75,682
Retirement Savings Plan	$80	$902	$982
Dividend Reinvestment Plan	$—	$1,182	$692
Conversion of Debentures	$181	$202	$135
Performance Incentive Plan	$280	$719	$—
Director Stock Compensation Plan	$456	$297	$214

E. DERIVATIVE INSTRUMENTS

Xeron, our propane wholesale and marketing subsidiary, engages in trading activities using forward and futures contracts. These contracts are considered derivatives and have been accounted for using the mark-to-market method of accounting. As of December 31, 2011, we had the following outstanding trading contracts which we accounted for as derivatives:

At December 31, 2011	Quantity in Gallons	Estimated Market Prices	Weighted Average Contract Prices
Forward Contracts
Sale	12,075,000	$1.3100 — $1.6063	$1.4785
Purchase	11,928,000	$1.3050 — $1.6000	$1.4630

Estimated market prices and weighted average contract prices are in dollars per gallon.

All contracts expire by the end of the first quarter of 2012.

In August 2011, Sharp, our Delmarva propane distribution subsidiary, entered into a put option to protect against the decline in propane prices and related potential inventory losses associated with 630,000 gallons purchased for the propane price cap program in the upcoming heating season. This put option is exercised if the propane prices fall below the strike price of $1.445 per gallon in January through March of 2012, and we will receive the difference between the market price and the strike price during those months. We paid $91,000 to purchase the put option. We account for this put option as a fair value hedge. As of December 31, 2011, the put option had a fair value of $68,000. The change in the fair value of the put option effectively reduced our propane inventory balance. There was no ineffective portion of this fair value hedge in 2011.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 79

Notes to the Consolidated Financial Statements

In October 2010, Sharp entered into put options to protect against the decline in propane prices and related potential inventory losses associated with 1,470,000 gallons purchased for the propane price cap program in the upcoming heating season. This put option would be exercised if the propane prices fell below the strike prices of $1.251 per gallon and $1.230 per gallon in January and February of 2011, respectively, at which point we would have received the difference between the market price and the strike price during those months. We paid $168,000 to purchase the put option. Although the put option met the accounting requirements for fair value hedge, we elected not to designate it as a fair value hedge and accounted for it on a mark-to-market basis. As of December 31, 2010, the put option had no fair value. The change in the fair value of the put option reduced our earnings in 2010.

The following tables present information about the fair value and related gains and losses of our derivative contracts. We did not have any derivative contracts with a credit-risk-related contingency.

Fair values of the derivative contracts recorded in the consolidated balance sheets as of December 31, 2011 and 2010, are the following:

	Asset Derivatives
		Fair Value
(in thousands)	Balance Sheet Location	December 31, 2011	December 31, 2010
Derivatives not designated as hedging instruments
Forward contracts	Mark-to-market energy assets	$1,686	$1,642
Put option	Mark-to-market energy assets	—	—
Derivatives designated as fair value hedges
Put option	Mark-to-market energy assets	68	—

Total asset derivatives		$1,754	$1,642

	Liability Derivatives
		Fair Value
(in thousands)	Balance Sheet Location	December 31, 2011	December 31, 2010
Derivatives not designated as hedging instruments
Forward contracts	Mark-to-market energy liabilities	$1,496	$1,492

Total liability derivatives		$1,496	$1,492

Chesapeake Utilities Corporation 2011 Form 10-K      Page 80

Notes to the Consolidated Financial Statements

The effects of gains and losses from derivative instruments are the following:

	Amount of Gain (Loss) on Derivatives:
(in thousands)	Location of Gain (Loss) on Derivatives	For the Years Ended December 31,
		2011	2010	2009
Derivatives designated as fair value hedges:
Propane swap agreement (1)	Cost of Sales	$—	$—	$(42)
Put Option (2)	Propane Inventory	(23)	—	—

Derivatives not designated as hedging instruments:
Put Option	Cost of Sales	—	(168)	—
Put Option (3)	Revenue	—	—	(41)
Unrealized gain (loss) on forward contracts	Revenue	41	284	(1,565)

Total		$18	$116	$(1,648)

(1)

Our propane distribution operation entered into a propane swap agreement to protect it from the impact that wholesale propane price increases would have on the propane price cap plan that was offered to customers. We terminated this swap agreement in January 2009.

(2)

As a fair value hedge with no ineffective portion, the unrealized gains and losses associated with this put option are recorded in cost of sales, offset by the corresponding change in the value of propane inventory (hedged item), which is also recorded in cost of sales. The amounts in cost of sales offset to zero and the unrealized gains and losses of this put option effectively changed the value of propane inventory.

(3)	We purchased a put option for the propane price cap plan in September 2009. The put option, which expired on March 31, 2010, had a fair value of $0 at December 31, 2009.

The effects of trading activities on the Consolidated Statements of Income are the following:

	Amount of Trading Revenue
	Location of Gain (Loss) on Derivatives	For the Years Ended December 31,
(in thousands)		2011	2010	2009
Realized gain on forward contracts/put option	Revenue	$2,215	$1,540	$3,830
Unrealized gain (loss) on forward contracts	Revenue	41	284	(1,565)

Total		$2,256	$1,824	$2,265

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

Chesapeake Utilities Corporation 2011 Form 10-K      Page 81

Notes to the Consolidated Financial Statements

The following table summarizes our financial assets and liabilities that are measured at fair value on a recurring basis and the fair value measurements, by level, within the fair value hierarchy used at December 31, 2011:

		Fair Value Measurements Using:
(in thousands)	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments - equity securities	$2,224	$2,224	$—	$—
Investments - other (1)	$1,734	$1,734	$—	$—
Mark-to-market energy assets, including put option	$1,754	$—	$1,754	$—

Liabilities:
Mark-to-market energy liabilities	$1,496	$—	$1,496	$—

(1)	The current portion of this investment ($40) is included in other current assets in the accompanying consolidated balance sheets.

The following table summarizes our financial assets and liabilities that are measured at fair value on a recurring basis and the fair value measurements, by level, within the fair value hierarchy used at December 31, 2010:

		Fair Value Measurements Using:
(in thousands)	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments - equity securities	$1,515	$1,515	$—	$—
Investments - other (1)	$2,521	$2,521	$—	$—
Mark-to-market energy assets, including put option	$1,642	$—	$1,642	$—

Liabilities:
Mark-to-market energy liabilities	$1,492	$—	$1,492	$—

(1)	The current portion of this investment ($44) is included in other current assets in the accompanying consolidated balance sheets.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 82

Notes to the Consolidated Financial Statements

The following valuation techniques were used to measure fair value assets in the table above on a recurring basis as of December 31, 2011 and 2010:

Level 1 Fair Value Measurements:

Investments- equity securities - The fair values of these trading securities are recorded at fair value based on unadjusted quoted prices in active markets for identical securities.

Investments- other - The fair values of these investments, comprised of money market and mutual funds, are recorded at fair value based on quoted net asset values of the shares.

Level 2 Fair Value Measurements:

Mark-to-market energy assets and liabilities - These forward contracts are valued using market transactions in either the listed or OTC markets.

Propane put option – The fair value of the propane put option is valued using market transactions for similar assets and liabilities in either the listed or OTC markets.

At December 31, 2011, there were no non-financial assets or liabilities required to be reported at fair value. We review our non-financial assets for impairment at least on an annual basis, as required.

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

At December 31, 2011, long-term debt, which includes the current maturities of long-term debt, had a carrying value of $118.5 million, compared to a fair value of $142.3 million, using a discounted cash flow methodology that incorporates a market interest rate based on published corporate borrowing rates for debt instruments with similar terms and average maturities, with adjustments for duration, optionality, and risk profile. The valuation technique used to estimate the fair value of long-term debt would be considered Level 3 measurement.

G. INVESTMENTS

The investment balance at December 31, 2011, represents: (a) a Rabbi Trust associated with our Supplemental Executive Retirement Savings Plan; (b) a Rabbi Trust related to a stay bonus agreement with a former executive; and (c) investments in equity securities. We classify these investments as trading securities and report them at their fair value. We recorded $282,000 for an unrealized gain, net of other expenses, in other income in the consolidated statements of income. We also have an associated liability that is recorded and adjusted each month for the gains and losses incurred by the Rabbi Trusts. At December 31, 2011 and 2010, total investments had a fair value of $4.0 million.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 83

Notes to the Consolidated Financial Statements

H. GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying value of goodwill as of December 31, 2011 and 2010 was as follows:

	December 31, 2011	December 31, 2010
(in thousands)
Regulated Energy	$3,216	$34,939
Unregulated Energy	874	674

Total	$4,090	$35,613

Goodwill in the regulated energy segment is comprised of approximately $2.5 million from the FPU merger and $746,000 from the purchase of operating assets from IGC. Goodwill in the unregulated energy segment is comprised of $200,000 from the purchase of the operating assets from Crescent on December 12, 2011, and $674,000 related to the premium paid by Sharp in its acquisitions in the late 1980s and 1990s.

As discussed in Note B, “Acquisitions,” we reclassified to a regulatory asset during 2011, $31.7 million of the $34.2 million goodwill previously recorded in connection with the FPU acquisition.

We test for impairment of goodwill at least annually. The impairment testing for 2011 and 2010 indicated no impairment of goodwill.

The carrying value and accumulated amortization of intangible assets subject to amortization as of December 31, 2011 and 2010 are as follows:

	December 31, 2011		December 31, 2010
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer list	$3,500	$631	$3,500	$340
Other	566	308	566	267

	$4,066	$939	$4,066	$607

The customer list is an intangible asset which was acquired in the FPU merger in October 2009 and is being amortized over a 12-year period. Other intangible assets include customer lists and a non-compete agreement acquired in the purchase of the operating assets of Virginia LP in February 2010 and customer lists and acquisition costs from our acquisitions in the late 1980s and 1990s. These intangible assets are being amortized over a period ranging from seven to 40 years.

For the years ended December 31, 2011, 2010 and 2009, amortization expense of intangible assets was $332,000, $679,000 and $232,000, respectively. Amortization expense of intangible assets for 2012 to 2016 is: $329,000 for 2012 and, $325,000 for 2013-2016.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 84

Notes to the Consolidated Financial Statements

I. INCOME TAXES

We file a consolidated federal income tax return. Income tax expense allocated to our subsidiaries is based upon their respective taxable incomes and tax credits. FPU has been included in our consolidated federal return since the completion of the merger on October 28, 2009. State income tax returns are filed on a separate company basis in most states where we have operations and/or are required to file. FPU continues to file a separate state income tax return in Florida.

During 2011, the Internal Revenue Service (“IRS”) performed its examination of FPU’s consolidated federal returns for 2008 and for the period from January 1, 2009 to October 28, 2009 (the pre-merger period in 2009, during which FPU was required to file a separate federal tax return) and proposed a disallowance of approximately $135,000 and $256,000, respectively, of the environmental expenditure deductions taken by FPU related to one of the environmental remediation sites. We disagreed with the IRS finding and filed an appeal, which is currently underway. The IRS finding is based on the failure of FPU to follow a technical requirement to label these environmental expenditures in a specific way on the returns. The IRS has granted relief in the past to other companies in a similar situation, which allowed those companies to correctly label such expenditures. We have requested this relief with the IRS and upon receiving this relief, we believe that those deductions will likely be sustained during the appeal process. Accordingly, we did not record any accrual as of December 31, 2011, related to the examination by the IRS of the FPU returns.

In January 2012, the IRS informed us that Chesapeake’s consolidated federal return for 2009 has been selected for examination. The IRS previously examined our 2005 and 2006 consolidated federal returns, which resulted in a total adjustment of $27,000 in our tax liability. The IRS is currently performing its examination and we cannot predict the outcome at this time. We did not record any accrual for uncertain income tax positions in 2009, 2010 and 2011.

We generated net operating losses of $1.5 million in 2011, for federal income tax purposes, primarily from increased book-to-tax timing differences authorized by The Tax Relief Unemployment Insurance Reauthorization, and Job Creation Act of 2010, which allowed bonus depreciation for certain assets. The federal net operating losses are available to offset future taxable income and will expire in 2026. We had previously generated net operating losses in 2008 for federal income tax purposes, which were carried forward to fully offset our taxable income in 2009 and partially offset our taxable income in 2010. None of the federal net operating losses from 2008 remained at December 31, 2010. We also had tax net operating losses in various states totaling $19.0 million as of December 31, 2011, almost all of which will expire in 2028. We have recorded a deferred tax asset of $991,000 and $1.3 million related to the federal and state net operating loss carry-forwards at December 31, 2011 and 2010, respectively. We have not recorded a valuation allowance to reduce the future benefit of the tax net operating losses because we believe they will all be fully utilized.

The following tables provide: (a) the components of income tax expense in 2011, 2010 and 2009; (b) the reconciliation between the statutory federal income tax rate and the effective income tax rate for 2011, 2010 and 2009; and (c) the components of accumulated deferred income tax assets and liabilities at December 31, 2011 and 2010.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 85

Notes to the Consolidated Financial Statements

For the Years Ended December 31,	2011	2010	2009
(in thousands)
Current Income Tax Expense
Federal	$—	$1,566	$0
State	742	2,116	878
Investment tax credit adjustments, net	(73)	(91)	(69)

Total current income tax expense	669	3,591	809

Deferred Income Tax Expense (1)
Property, plant and equipment	16,885	16,964	7,098
Deferred gas costs	591	(2,505)	(786)
Pensions and other employee benefits	786	(402)	(612)
Amortization of intangibles	17	(211)	5
Environmental expenditures	(65)	32	7
Net operating loss carryforwards	(1,000)	99	4,106
Merger related costs	—	(13)	967
Reserve for insurance deductibles	18	(419)	518
Other	88	(213)	(1,194)

Total deferred income tax expense	17,320	13,332	10,109

Total Income Tax Expense	$17,989	$16,923	$10,918

Reconciliation of Effective Income Tax Rates
Continuing Operations
Federal income tax expense (2)	$16,146	$15,053	$9,171
State income taxes, net of federal benefit	2,216	2,083	1,490
Merger related costs	—	70	299
ESOP dividend deduction	(236)	(266)	(213)
Other	(137)	(17)	171

Total income tax expense	$17,989	$16,923	$10,918

Effective income tax rate	39.44%	39.38%	40.72%

At December 31,	2011	2010
(in thousands)
Deferred Income Taxes
Deferred income tax liabilities:
Property, plant and equipment	$123,940	$89,544
Deferred gas costs	301	—
Loss on reacquired debt	608	643
Other	3,872	2,891

Total deferred income tax liabilities	128,721	93,078

Deferred income tax assets:
Pension and other employee benefits	7,796	7,849
Environmental costs	1,835	1,770
Net operating loss carryforwards	2,401	1,300
Self insurance	452	419
Storm reserve liability	1,085	1,034
Other	2,240	2,866

Total deferred income tax assets	15,809	15,238

Deferred Income Taxes Per Consolidated Balance Sheet	$112,912	$77,840

(1)	Includes $2,280,000, $1,963,000 and $1,588,000 of deferred state income taxes for the years 2011, 2010 and 2009, respectively.
(2)	Federal income taxes were recorded at 35% for each year represented.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 86

Notes to the Consolidated Financial Statements

J. LONG-TERM DEBT

Our outstanding long-term debt is as shown below.

	December 31, 2011	December 31, 2010
(in thousands)
FPU secured first mortgage bonds:
9.57% bond, due May 1, 2018	$6,348	$7,248
10.03% bond, due May 1, 2018	3,492	3,986
9.08% bond, due June 1, 2022	7,958	7,950
Uncollateralized senior notes:
6.85% note, due January 1, 2012	—	1,000
7.83% note, due January 1, 2015	6,000	8,000
6.64% note, due October 31, 2017	16,363	19,091
5.50% note, due October 12, 2020	18,000	20,000
5.93% note, due October 31, 2023	30,000	30,000
5.68% note, due June 30, 2026	29,000	—
Convertible debentures:
8.25% due March 1, 2014	1,134	1,318
Promissory note	186	265

Total long-term debt	118,481	98,858
Less: current maturities	(8,196)	(9,216)

Total long-term debt, net of current maturities	$110,285	$89,642

Annual maturities of consolidated long-term debt are as follows: $8,196 for 2012; $8,196 for 2013;

$11,196 for 2014; $10,275 for 2015 and $80,683 thereafter.

Secured First Mortgage Bonds

FPU’s secured first mortgage bonds are guaranteed by Chesapeake and are secured by a lien covering all of FPU’s property. The 9.57 percent bond and 10.03 percent bond require annual sinking fund payments of $909,000 and $500,000, respectively.

Uncollateralized Senior Notes

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

Convertible Debentures

The convertible debentures may be converted, at the option of the holder, into shares of our common stock at a conversion price of $17.01 per share. During 2011 and 2010, debentures totaling $181,000 and $202,000, respectively, were converted to stock. The debentures are also redeemable for cash at the option of the holder, subject to an annual non-cumulative maximum limitation of $200,000. In 2011, debentures totaling $2,000 were redeemed for cash. In 2010, no debentures were redeemed for cash. At our option, the debentures may be redeemed at stated amounts.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 87

Notes to the Consolidated Financial Statements

Debt Covenants

Indentures to our long-term debt contain various restrictions. The most stringent restrictions state that we must maintain equity of at least 40 percent of total capitalization, and the fixed charge coverage ratio must be at least 1.2 times. In connection with the merger, the uncollateralized senior notes were amended to include an additional covenant requiring us to maintain no more than a 20-percent ratio of secured and subsidiary long-term debt to consolidated tangible net worth by October 2011. Failure to comply with those covenants could result in accelerated due dates and/or termination of the uncollateralized senior note agreements. As of December 31, 2011, we are in compliance with all of our debt covenants. With the redemption of FPU’s 6.85 percent and 4.90 percent secured first mortgage bonds in January 2010, the additional covenant requiring us to maintain no more than a 20-percent ratio of secured and subsidiary long-term debt to consolidated tangible net worth was met.

Each of Chesapeake’s uncollateralized senior notes contains a “Restricted Payments” covenant as defined in the note agreements. The most restrictive covenants of this type are included within the 7.83 percent Unsecured Senior Notes, due January 1, 2015. The covenant provides that we cannot pay or declare any dividends or make any other Restricted Payments (such as dividends) in excess of the sum of $10.0 million, plus our consolidated net income accrued on and after January 1, 2001. As of December 31, 2011, the cumulative consolidated net income base was $156.5 million, offset by Restricted Payments of $89.2 million, leaving $67.3 million of cumulative net income free of restrictions.

Each series of FPU’s first mortgage bonds contains a similar restriction that limits the payment of dividends by FPU. The most restrictive covenants of this type are included within the series that is due in 2022, which provides that FPU cannot make dividend or other restricted payments in excess of the sum of $2.5 million plus FPU’s consolidated net income accrued on and after January 1, 1992. As of December 31, 2011, FPU’s cumulative net income base was $74.0 million, offset by restricted payments of $37.6 million, leaving $36.4 million of cumulative net income for FPU free of restrictions pursuant to this covenant.

The dividend restrictions by FPU’s first mortgage bonds resulted in approximately $57.2 million of the net assets of our consolidated subsidiaries to be restricted at December 31, 2011. This represents approximately 24 percent of our consolidated net assets. Other than the dividend restrictions by FPU’s first mortgage bonds, there are no legal, contractual or regulatory restrictions on the net assets of our consolidated subsidiaries for the purposes of determining the disclosure of parent-only financial statements.

K. SHORT-TERM BORROWING

At December 31, 2011 and 2010, we had $34.7 million and $64.0 million, respectively, of short-term borrowings outstanding. The annual weighted average interest rates on our short-term borrowings were 1.57 percent and 1.77 percent for 2011 and 2010, respectively. We incurred commitment fees of $85,000 and $86,000 in 2011 and 2010, respectively.

The outstanding short-term borrowings at December 31, 2011 were composed of $30.5 million in borrowings from bank lines of credit and $4.2 million in book overdrafts, which if presented would be funded through the bank lines of credit. The outstanding short-term borrowings at December 31, 2010 included $30.8 million in borrowings from the bank lines of credit, $29.1 million in borrowings from a term loan, which matured in June 2011, and $4.1 million in book overdrafts.

As of December 31, 2011, we had four unsecured bank lines of credit with two financial institutions, totaling $100.0 million, none of which requires compensating balances. These bank lines are available to provide funds for our short-term cash needs to meet seasonal working capital requirements and to temporarily fund portions of our capital expenditures. We maintain both committed and uncommitted credit facilities. Advances offered under the uncommitted lines of credit are subject to the discretion of the banks. We are currently authorized by our Board of Directors to borrow up to $85.0 million of short-term debt, as required, from these short-term lines of credit.

Committed credit facilities

As of December 31, 2011, we had two committed revolving credit facilities totaling $60.0 million. The first facility is an unsecured $30.0 million revolving line of credit that bears interest at the respective LIBOR rate, plus 1.25 percent per annum. At December 31, 2011, there was $2.0 million available under this credit facility.

The second facility is a $30.0 million committed revolving line of credit that bears interest at a base rate plus 1.25 percent, if requested and advanced on the same day, or LIBOR for the applicable period plus 1.25 percent if requested three days prior to the advance date. At December 31, 2011, there was $27.5 million available under this credit facility.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 88

Notes to the Consolidated Financial Statements

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

Uncommitted credit facilities

As of December 31, 2011, we had two uncommitted line-of-credit facilities totaling $40.0 million. Advances offered under the uncommitted lines of credit are subject to the discretion of the banks.

The first facility is an uncommitted $20.0 million line of credit that bears interest at a rate per annum as offered by the bank for the applicable period. At December 31, 2011, the entire borrowing capacity of $20.0 million was available under this credit facility.

The second facility is a $20.0 million uncommitted line of credit that bears interest at a rate per annum as offered by the bank for the applicable period. We have issued $4.9 million in letters of credit under this credit facility. There have been no draws on these letters of credit as of December 31, 2011. We do not anticipate that the letters of credit will be drawn upon by the counterparties, and we expect that the letters of credit will be renewed to the extent necessary in the future. At December 31, 2011, there was $15.1 million available under this credit facility, which was reduced by $4.9 million for letters of credit issued.

In addition to the four unsecured bank lines of credit, we entered into a new term loan for $29.1 million with an existing lender in March 2010 to temporarily finance the early redemption of the 6.85 percent and 4.90 percent series of FPU’s secured first mortgage bonds. On June 23, 2011, we issued $29.0 million of 5.68 percent Chesapeake unsecured senior notes to repay the new short-term credit facility and permanently finance the FPU first mortgage bonds.

L. LEASE OBLIGATIONS

We have entered into several operating lease arrangements for office space, equipment and pipeline facilities. Rent expense related to these leases for 2011, 2010 and 2009 was $1.2 million, $1.1 million and $997,000, respectively. Future minimum payments under our current lease agreements for the years 2012 through 2016 are $1.1 million, $866,000, $860,000, $733,000 and $733,000, respectively; and approximately $2.7 million thereafter, with an aggregate total of approximately $7.0 million.

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

Chesapeake Utilities Corporation 2011 Form 10-K      Page 89

Notes to the Consolidated Financial Statements

The following table presents the amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income/loss or as a regulatory asset as of December 31, 2011:

(in thousands)	Chesapeake Pension Plan	FPU Pension Plan	Chesapeake SERP	Chesapeake Postretirement Plan	FPU Medical Plan	Total
Prior service cost (credit)	$(6)	$—	$65	$(1,063)	$—	$(1,004)
Net loss	4,337	10,697	712	1,178	1,277	18,201

Total	$4,331	$10,697	$777	$115	$1,277	$17,197
Accumulated other comprehesive loss pre-tax (1)	$4,331	$2,032	$777	$115	$243	$7,498
Regulatory asset post merger	—	8,665	—	—	1,034	9,699

Subtotal	4,331	10,697	777	115	1,277	17,197
Regulatory asset pre-merger	—	5,870	—	—	70	5,940

Total unrecognized cost	$4,331	$16,567	$777	$115	$1,347	$23,137

(1)	The total amount of accumulated other comprehensive loss recorded on our consolidated balance sheet as of December 31, 2011 is net of income tax benefits of $3.0 million.

The pre-merger regulatory asset of $5.9 million at December 31, 2011 represents the portion attributable to FPU’s regulated energy operations of the changes in the funded status in the FPU Pension Plan and FPU Medical Plan that occurred but were not recognized, as part of the net periodic benefit costs prior to the merger. This portion was deferred as a regulatory asset prior to the merger by FPU pursuant to a previous order by the Florida PSC and continues to be amortized over the remaining service period of the participants at the time of the merger.

During the second half of 2011, we experienced a significant decline in interest and other corporate bond rates, and as a result, we used lower discount rates for our pension and other postretirement plans at December 31, 2011 to estimate the benefit obligations of those plans. We also experienced a decline in plan asset values during 2011, which, in conjunction with the higher benefit obligations, resulted in higher unrecognized costs at December 31, 2011. The total unrecognized cost of our pension and postretirement benefits plans was $23.1 million at December 31, 2011, compared to $13.9 million at December 31, 2010.

The amounts in accumulated other comprehensive income/loss and regulatory asset for our pension and postretirement benefits plans that are expected to be recognized as a component of net benefit cost in 2012 are set forth in the following table:

(in thousands)	Chesapeake Pension Plan	FPU Pension Plan	Chesapeake SERP	Chesapeake Postretirement Plan	FPU Medical Plan	Total
Prior service cost (credit)	$(5)	$—	$19	$(77)	$—	$(63)
Net loss	$339	$175	$46	$70	$91	$721
Amortization of pre-merger regulatory asset	$—	$761	$—	$—	$8	$769

In January 2011, our former Chief Executive Officer retired and received a lump-sum pension distribution of $844,000 and $765,000 from the Chesapeake Pension Plan and Chesapeake SERP, respectively. In connection with these lump-sum payment distributions, we recorded $436,000 in pension settlement losses in addition to the net benefit cost in 2011. Based upon the current funding status of the Chesapeake Pension Plan, which does not meet or exceed 110 percent of the benefit obligation as required per the regulations, our former executive officer was required to deposit property equal to 125 percent of the restricted portion of his lump sum distribution into an escrow. Each year, an amount equal to the value of payments that would have been paid to him if he had elected the life annuity form of distribution will become unrestricted. Property equal to the life annuity amount will be returned to him from the escrow account. These same regulations will apply to the top 20 highest compensated employees taking distributions from the Pension Plan.

Defined Benefit Pension Plans

The Chesapeake Pension Plan was closed to new participants effective January 1, 1999, and was frozen with respect to additional years of service and additional compensation effective January 1, 2005. Benefits under the Chesapeake Pension Plan were based on each participant’s years of service and highest average compensation, prior to the freezing of the plan.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 90

Notes to the Consolidated Financial Statements

The FPU Pension Plan covers eligible FPU non-union employees hired before January 1, 2005 and union employees hired before the respective union contract expiration dates in 2005 and 2006. Prior to the merger, the FPU Pension Plan was frozen with respect to additional years of service and additional compensation effective December 31, 2009.

Our funding policy provides that payments to the trustee of each plan shall be equal to at least the minimum funding requirements of the Employee Retirement Income Security Act of 1974. The following schedule summarizes the assets of the Chesapeake Pension Plan and the FPU Pension Plan, by investment type, at December 31, 2011, 2010 and 2009:

	Chesapeake Pension Plan			FPU Pension Plan
At December 31,	2011	2010	2009	2011	2010	2009
Asset Category
Equity securities	51.75%	64.33%	66.22%	51.98%	60.00%	63.00%
Debt securities	37.88%	30.60%	33.76%	38.05%	35.00%	29.00%
Other	10.37%	5.07%	0.02%	9.97%	5.00%	8.00%

Total	100.00%	100.00%	100.00%	100.00%	100.00%	100.00%

In December 2011, we changed the investments and investment asset allocation of our pension assets to better align them with the investment goals and objectives. This change also resulted in the pension assets of the Chesapeake Pension Plan and FPU Pension Plan being invested in similar investments. The investment policy of both the Chesapeake and FPU Pension Plans is designed to provide the capital assets necessary to meet the financial obligations of the Plans. Investment assets are intended to provide a level of return generating sufficient capital to meet those obligations. The investment goals and objectives are to achieve investment returns that together with contributions will provide funds adequate to pay promised benefits to present and future beneficiaries of the Plans, earn a long-term investment return in excess of the growth of the Plans’ retirement liabilities, minimize pension expense and cumulative contributions resulting from liability measurement and asset performance and maintain a diversified portfolio to reduce the risk of large losses.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 91

Notes to the Consolidated Financial Statements

The following allocation range of asset classes is intended to produce a rate of return sufficient to meet the plans’ goals and objectives:

Asset Allocation Strategy
Asset Class	Minimum Allocation Percentage	Maximum Allocation Percentage
Domestic Equities (Large Cap, Mid Cap and Small Cap)	14%	32%
Foreign Equities (Developed and Emerging Markets)	13%	25%
Fixed Income (Inflation Bond and Taxable Fixed)	26%	40%
Alternative Strategies (Long/Short Equity and Hedge Fund of Funds)	6%	14%
Diversifying Assets (High Yield Fixed Income, Commodities, and Real Estate)	7%	19%
Cash	0%	5%

Due to periodic contributions and different asset classes producing different returns, the actual asset values may temporarily move outside of the intended ranges. The investments are monitored on a quarterly basis, at a minimum, for asset allocation and performance.

At December 31, 2011, the assets of the Chesapeake Pension Plan and the FPU Pension Plan were comprised of the following investments:

	Fair Value Measurement Hierarchy			Total
Asset Category	Level 1	Level 2	Level 3
(in thousands)
Equity securities
Domestic equities	$3,146	$7,175	$—	$10,321
Foreign equities	8,563	—	—	8,563
Alternative strategies	4,489	—	—	4,489

	16,198	7,175	—	23,373
Debt securities
Fixed income	2,237	12,617	—	14,854
Diversifying assets	—	2,256	—	2,256

	2,237	14,873	—	17,110
Other
Diversifying assets	3,586	—	—	3,586
Guaranteed deposit	—	—	897	897
Other	32	—	—	32

	3,618	—	897	4,515

Total Pension Plan Assets	$22,053	$22,048	$897	$44,998

At December 31, 2011, all of the investments classified under Level 1 of the fair value measurement hierarchy were recorded at fair value based on unadjusted quoted prices in active markets for identical investments. The Level 2 investments were recorded at fair value based on net asset value per unit of the investments, which used significant observable inputs although those investments were not traded publicly and did not have quoted market prices in active markets. The level 3 investments were guaranteed deposit accounts, which were valued based on liquidation value of those accounts, including the effect of the balance and interest guarantee and liquidation restriction.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 92

Notes to the Consolidated Financial Statements

Prior to the change in the pension asset investments and investment allocation in December 2011, all of the equity securities held by the Chesapeake Pension Plan were classified under Level 1 of the fair value hierarchy and were recorded at fair value based on unadjusted quoted prices in active markets for identical securities. All of the debt securities and other assets held by the Chesapeake Pension Plan were classified under Level 2 of the fair value hierarchy and were recorded at fair value based on quoted market prices in active markets for similar assets or closing prices reported in active markets for those assets. All of the assets held by the FPU Pension Plan were also classified under Level 2 of the fair value hierarchy and are recorded at fair value based on net asset value per unit of those assets.

The following schedule sets forth the funded status at December 31, 2011 and 2010:

	Chesapeake Pension Plan		FPU Pension Plan
At December 31,	2011	2010	2011	2010
(in thousands)
Change in benefit obligation:
Benefit obligation — beginning of year	$11,760	$11,127	$52,478	$45,420
Interest cost	520	570	2,695	2,729
Change in assumptions	49	(5)	—	—
Actuarial loss	892	776	5,403	6,326
Benefits paid	(705)	(708)	(2,577)	(1,997)
Effect of settlement	(844)	—	—	—

Benefit obligation — end of year	11,672	11,760	57,999	52,478

Change in plan assets:
Fair value of plan assets — beginning of year	7,787	7,449	40,201	36,427
Actual return on plan assets	(124)	490	(1,101)	4,605
Employer contributions	1,048	556	1,313	1,166
Benefits paid	(705)	(708)	(2,577)	(1,997)
Effect of settlement	(844)	—	—	—

Fair value of plan assets — end of year	7,162	7,787	37,836	40,201

Reconciliation:
Funded status	(4,510)	(3,973)	(20,163)	(12,277)

Accrued pension cost	$(4,510)	$(3,973)	$(20,163)	$(12,277)

Assumptions:
Discount rate	4.25%	5.00%	4.50%	5.25%
Expected return on plan assets	6.00%	6.00%	7.00%	7.00%

Chesapeake Utilities Corporation 2011 Form 10-K      Page 93

Notes to the Consolidated Financial Statements

Net periodic pension cost (benefit) for the plans for 2011, 2010 and 2009 include the components shown below:

	Chesapeake Pension Plan			FPU Pension Plan
For the Years Ended December 31,	2011	2010	2009	2011	2010	2009 (1)
(In thousands)
Components of net periodic pension cost:
Interest cost	$520	$570	$547	$2,695	$2,729	$418
Expected return on assets	(424)	(423)	(362)	(2,783)	(2,532)	(396)
Amortization of prior service cost	(5)	(5)	(5)	—	—	—
Amortization of actuarial loss	156	155	237	—	—	—

Net periodic pension cost	247	297	417	(88)	197	22
Settlement Expense	217	—	—	—	—	—
Amortization of pre-merger regulatory asset	—	—	—	761	888	—

Total periodic cost	$464	$297	$417	$673	$1,085	$22

Assumptions:
Discount rate	5.00%	5.25%	5.25%	5.25%	5.75%	5.50%
Expected return on plan assets	6.00%	6.00%	6.00%	7.00%	7.00%	7.00%

(1)	FPU’s net periodic pension cost is from the merger date (October 28, 2009) through December 31, 2009.

Pension Supplemental Executive Retirement Plan

The Chesapeake SERP was frozen with respect to additional years of service and additional compensation as of December 31, 2004. Benefits under the Chesapeake SERP were based on each participant’s years of service and highest average compensation, prior to the freezing of the plan. The accumulated benefit obligation for the Chesapeake SERP, which is unfunded, was $2.2 million and $2.7 million, at December 31, 2011 and 2010, respectively.

At December 31,	2011	2010
(in thousands)
Change in benefit obligation:
Benefit obligation — beginning of year	$2,731	$2,505
Interest cost	107	136
Actuarial loss	176	179
Benefits paid	(89)	(89)
Effect of settlement	(765)	—

Benefit obligation — end of year	2,160	2,731

Change in plan assets:
Fair value of plan assets — beginning of year	—	—
Employer contributions	854	89
Benefits paid	(89)	(89)
Effect of settlement	(765)	—

Fair value of plan assets — end of year	—	—

Reconciliation:
Funded status	(2,160)	(2,731)

Accrued pension cost	($2,160)	($2,731)

Assumptions:
Discount rate	4.25%	5.00%

Chesapeake Utilities Corporation 2011 Form 10-K      Page 94

Notes to the Consolidated Financial Statements

Net periodic pension costs for the Chesapeake SERP for 2011, 2010, and 2009 include the components shown below:

For the Years Ended December 31,	2011	2010	2009
(in thousands)
Components of net periodic pension cost:
Interest cost	$107	$136	$130
Amortization of prior service cost	19	18	18
Amortization of actuarial loss	38	59	54

Net periodic pension cost	164	213	202
Settlement expense	219	—	—

Total periodic cost	$383	$213	$202

Assumptions:
Discount rate	5.00%	5.25%	5.25%

Other Postretirement Benefits Plans

The following schedule sets forth the status of other postretirement benefit plans:

	Chesapeake Postretirement Plan		FPU Medical Plan
At December 31,	2011	2010	2011	2010
(in thousands)
Change in benefit obligation:
Benefit obligation — beginning of year	$2,474	$2,585	$3,098	$2,417
Service cost	—	—	125	76
Interest cost	64	121	176	122
Plan amendments	(1,140)	—	—	—
Plan participants contributions	108	100	88	47
Actuarial (gain) loss	100	(149)	802	595
Benefits paid	(210)	(183)	(208)	(159)

Benefit obligation — end of year	1,396	2,474	4,081	3,098

Change in plan assets:
Fair value of plan assets — beginning of year	—	—	—	—
Employer contributions (1)	102	83	120	112
Plan participants contributions	108	100	88	47
Benefits paid	(210)	(183)	(208)	(159)

Fair value of plan assets — end of year	—	—	—	—

Reconciliation:
Funded status	(1,396)	(2,474)	(4,081)	(3,098)

Accrued postretirement cost	$(1,396)	$(2,474)	$(4,081)	$(3,098)

Assumptions:
Discount rate	4.25%	5.00%	4.50%	5.25%

(1)	Chesapeake’s Postretirement Plan does not receive a Medicare Part-D subsidy. The FPU Medical Plan did not receive a significant subsidy for the post-merger period.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 95

Notes to the Consolidated Financial Statements

Net periodic postretirement benefit costs for 2011, 2010, and 2009 include the following components:

	Chesapeake Postretirement Plan			FPU Medical Plan
For the Years Ended December 31,	2011	2010	2009	2011	2010	2009 (1)
(in thousands)
Components of net periodic postretirement cost:
Service cost	$—	$—	$3	$125	$76	$18
Interest cost	64	122	131	176	123	23
Amortization of:
Actuarial (gain) loss	67	57	76	55	(6)	—
Prior service cost	(77)	—	—	—	—	—

Net periodic postretirement cost	$54	$179	$210	$356	$193	$41

Assumptions
Discount rate	5.00%	5.25%	5.25%	5.25%	5.75%	5.50%

(1)	FPU Medical Plan’s net periodic cost includes only the cost from the merger date (October 28, 2009) through December 31, 2009.

In addition, we recorded $8,000 and $9,000 in expense in 2011 and 2010, respectively, related to continued amortization of FPU’s pre-merger postretirement benefit regulatory asset.

Assumptions

The assumptions used for the discount rate to calculate the benefit obligations of all the plans were based on the interest rates of high-quality bonds in 2011, reflecting the expected lives of the plans. In determining the average expected return on plan assets for each applicable plan, various factors, such as historical long-term return experience, investment policy and current and expected allocation, were considered. Since Chesapeake’s plans and FPU’s plans have different expected plan lives and investment policies, particularly in light of the lump-sum-payment option provided in the Chesapeake Pension Plan, different assumptions regarding discount rate and expected return on plan assets were selected for Chesapeake’s plans and FPU’s plans. Since all of the pension plans are frozen with respect to additional years of service and compensation, the rate of assumed compensation increases is not applicable.

The health care inflation rate for 2011 used to calculate the benefit obligation is 6.5 percent for medical and 7.5 percent for prescription drugs for the Chesapeake Postretirement Plan; and 9.5 percent for the FPU Medical Plan. A one–percentage point increase in the health care inflation rate from the assumed rate would increase the accumulated postretirement benefit obligation by approximately $602,000 as of January 1, 2011, and would increase the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost for 2011 by approximately $46,000. A one-percentage point decrease in the health care inflation rate from the assumed rate would decrease the accumulated postretirement benefit obligation by approximately $515,000 as of January 1, 2011, and would decrease the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost for 2011 by approximately $39,000.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 96

Notes to the Consolidated Financial Statements

Estimated Future Benefit Payments

In 2012, we expect to contribute $443,000 and $2.0 million to the Chesapeake Pension Plan and FPU Pension Plan, respectively, and $88,000 to the Chesapeake SERP. We also expect to contribute $87,000 and $193,000 to the Chesapeake Postretirement Plan and FPU Medical Plan, respectively, in 2012. The schedule below shows the estimated future benefit payments for each of the plans previously described:

	Chesapeake Pension Plan(1)	FPU Pension Plan(1)	Chesapeake SERP(2)	Chesapeake Postretirement Plan(2)	FPU Medical Plan(2)(3)
(in thousands)
2012	$443	$2,500	$88	$87	$193
2013	$513	$2,677	$87	$91	$215
2014	$536	$2,807	$85	$91	$244
2015	$605	$2,935	$134	$93	$269
2016	$560	$3,033	$142	$95	$272
Years 2017 through 2021	$3,803	$16,295	$663	$464	$1,759

(1)	The pension plan is funded; therefore, benefit payments are expected to be paid out of the plan assets.
(2)	Benefit payments are expected to be paid out of our general funds.
(3)

These amounts are shown net of estimated Medicare Part-D reimbursements of $11,000, $12,000, $13,000, $14,000 and $14,000 for the years 2012 to 2016, respectively, and $80,000 for the years 2017 through 2021.

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

Chesapeake Utilities Corporation 2011 Form 10-K      Page 97

Notes to the Consolidated Financial Statements

Retirement Savings Plan

Effective January 1, 2012, we sponsor one 401(k) retirement savings plan and one non-qualified supplemental employee retirement savings plan.

Our 401(k) plan is offered to all eligible employees who have completed three months of service, except for employees represented by a collective bargaining agreement that does not specifically provide for participation in the plan, non-resident aliens with no U.S. source income and individuals classified as consultants, independent contractors or leased employees. Effective January 1, 2011, we match 100 percent of eligible participants’ pre-tax contributions to the Chesapeake 401(k) plan up to a maximum of six percent of the eligible compensation, including pre-tax contributions made by BravePoint employees. In addition, we may make a supplemental contribution to participants in the plan, without regard to whether or not they make pre-tax contributions. Beginning January 1, 2011, the employer matching contribution is made in cash and is invested based on a participant’s investment directions. Any supplemental employer contribution is generally made in Chesapeake stock. With respect to the employer match and supplemental employer contribution, employees are 100 percent vested after two years of service or upon reaching 55 years of age while still employed by Chesapeake. Employees with one year of service are 20 percent vested and will become 100 percent vested after two years of service. Employees who do not make an election to contribute or do not opt out of the Chesapeake 401(k) plan will be automatically enrolled at a deferral rate of three percent and the automatic deferral rate will increase by one percent per year up to a maximum of six percent.

Effective January 1, 1999, we began offering a non-qualified supplemental employee retirement savings plan (“401(k) SERP”) to our executive officers over a specific income threshold. Participants receive a cash-only matching contribution percentage equivalent to their 401(k) match level. All contributions and matched funds can be invested among the mutual funds available for investment. These same funds are available for investment of employee contributions within Chesapeake’s 401(k) plan. All obligations arising under the 401(k) SERP are payable from our general assets, although we have established a Rabbi Trust for the 401(k) SERP. Assets held in the Rabbi Trust for the 401(k) SERP had a fair value of $1.7 million and $2.4 million at December 31, 2011 and 2010, respectively. (See Note G, “Investments,” to the Consolidated Financial Statements for further details). The assets of the Rabbi Trust are at all times subject to the claims of our general creditors.

Prior to January 1, 2012, we sponsored two separate 401(k) retirement savings plans, one for FPU employees and the second one covering all other Chesapeake employees. From January 1, 2011 to December 31, 2011, benefits offered under the two separate 401(k) retirement savings plans were substantially the same. Those benefits were also similar to the benefits offered under the one combined 401(k) retirement savings plan effective January 1, 2012.

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

Prior to January 1, 2011, we made matching contributions up to six percent of employee’s eligible pre-tax compensation for Chesapeake legacy businesses, except for BravePoint, as further explained below. The match was between 100 percent and 200 percent of the employee’s contribution (up to six percent of eligible compensation), based on the employee’s age and years of service. The first 100 percent was matched with Chesapeake common stock; the remaining match was invested in Chesapeake’s 401(k) Plan according to each employee’s investment direction. Employees were automatically enrolled at a two-percent contribution, with the option of opting out, and were eligible for the company match after three months of continuing service, with vesting of 20 percent per year.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 98

Notes to the Consolidated Financial Statements

From July 1, 2006 to December 31, 2010, our contribution made on behalf of BravePoint employees was a 50 percent matching contribution, for up to six percent of each employee’s annual compensation contributed to the plan. The matching contribution was funded in Chesapeake common stock. The plan was also amended at the same time to enable it to receive discretionary profit-sharing contributions in the form of employee pre-tax deferrals. The extent to which BravePoint had funds available for profit-sharing was dependent upon the extent to which the segment’s actual earnings exceeded budgeted earnings. Any profit-sharing dollars made available to employees could be deferred into the plan and/or paid out in the form of a bonus.

Contributions to all of our 401(k) plans totaled $2.0 million for the year ended December 31, 2011, $1.7 million for the year ended December 31, 2010, and $1.6 million for the year ended December 31, 2009. As of December 31, 2011, there are 580,484 shares reserved to fund future contributions to the 401(k) plans.

Deferred Compensation Plan

On December 7, 2006, the Board of Directors approved the Chesapeake Utilities Corporation Deferred Compensation Plan (“Deferred Compensation Plan”), as amended, effective January 1, 2007. The Deferred Compensation Plan is a non-qualified, deferred compensation arrangement under which certain executives and members of the Board of Directors are able to defer payment of all or a part of certain specified types of compensation, including executive cash bonuses, executive performance shares, and directors’ retainers and fees. At December 31, 2011, the Deferred Compensation Plan consisted solely of shares of common stock related to the deferral of executive performance shares and directors’ stock retainers.

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

We established a Rabbi Trust in connection with the Deferred Compensation Plan. The value of our stock held in the Rabbi Trust is classified within the stockholders’ equity section of the Balance Sheet and has been accounted for in a manner similar to treasury stock. The amounts recorded under the Deferred Compensation Plan totaled $817,000 and $777,000 at December 31, 2011 and 2010, respectively.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 99

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

The table below presents the amounts included in net income related to share-based compensation expense, for the restricted stock awards issued under the DSCP and the PIP for the years ended December 31, 2011, 2010 and 2009:

For the Years Ended December 31,	2011	2010	2009
(in thousands)
Directors Stock Compensation Plan	$407	$283	$191
Performance Incentive Plan	1,043	872	1,115

Total compensation expense	1,450	1,155	1,306
Less: tax benefit	581	463	523

Share-Based Compensation amounts included in net income	$869	$692	$783

Stock Options

We did not have any stock options outstanding at December 31, 2011 or 2010, nor were any stock options issued during 2011, 2010 and 2009.

Directors Stock Compensation Plan

Under the DSCP, each of our non-employee directors received in May 2011 an annual retainer of 900 shares of common stock. Shares granted under the DSCP are issued in advance of the directors’ service period; therefore, these shares are fully vested as of the grant date. We record a prepaid expense as of the date of the grant equal to the fair value of the shares issued and amortize the expense equally over a service period of one year.

A summary of stock activity under the DSCP is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding — December 31, 2009	—	—
Granted (1)	9,900	$29.99
Vested	9,900	$29.99
Forfeited	—	—

Outstanding — December 31, 2010	—	—

Granted (1)	11,104	$41.02
Vested	11,104	$41.02
Forfeited	—	—

Outstanding — December 31, 2011	—	—

(1)

In January 2011, our former Chief Executive Officer John Schimkaitis, retired from the Company and was awarded 304 shares of common stock for the prorated portion of his service period as he began his service as a non-executive board member.

We recorded compensation expense of $407,000, $283,000 and $191,000 related to DSCP awards for the years ended December 31, 2011, 2010 and 2009, respectively.

The weighted average grant-date fair value of DSCP awards granted during 2011 and 2010 was $41.02 and $29.99, per share, respectively. The intrinsic values of the DSCP awards are equal to the fair value of these awards on the date of grant. At December 31, 2011, there was $148,000 of unrecognized compensation expense related to DSCP awards that is expected to be recognized over the first four months of 2012.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 100

Notes to the Consolidated Financial Statements

As of December 31, 2011, there were 23,111 shares reserved for issuance under the DSCP.

Performance Incentive Plan

Our Compensation Committee is authorized to grant key employees of the Company the right to receive awards of shares of our common stock, contingent upon the achievement of established performance goals. These awards are subject to certain post-vesting transfer restrictions.

In 2007, the Board of Directors granted each executive officer equity incentive awards, which entitled each to earn shares of common stock to the extent that we achieved pre-established performance goals at the end of a one-year performance period. In 2008, we adopted multi-year performance plans to be used in lieu of the one-year awards. Similar to the one-year plans, the multi-year plans provide incentives based upon the successful achievement of long-term goals, growth and financial results, and they are comprised of both market-based and performance-based conditions or targets.

The multi-year shares granted under the PIP in 2008 vested in 2011, and the fair value of each share is equal to the market price of our common stock on the date of the grant. The shares granted under the 2009, 2010 and 2011 long-term plans have not vested as of December 31, 2011, and the fair value of each performance-based condition or target is equal to the market price of our common stock on the date of the grant. For the market-based conditions, we used the Black-Scholes pricing model to estimate the fair value of each market-based award granted.

In conjunction with his retirement, our former Chief Executive Officer forfeited 24,000 shares, which represents the shares awarded under the PIP in January 2009 for the performance period ending December 31, 2011 and in January 2010 for the performance period ending December 31, 2012, that had not vested.

A summary of stock activity under the PIP is presented below:

	Number of Shares	Weighted Average Fair Value
Outstanding — December 31, 2009	123,075	$28.15

Granted	40,875	29.38
Vested	43,960	27.94
Fortfeited	—	—
Expired	18,840	27.94

Outstanding — December 31, 2010	101,150	$28.78

Granted	41,664	40.16
Vested	31,400	27.63
Fortfeited	24,000	29.31
Expired	—	—

Outstanding — December 31, 2011	87,414	$34.47

In 2011 and 2010 (in 2009, no shares under the PIP vested), we withheld shares with value at least equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities with the executives receiving the net shares. The total number of shares withheld of 12,324 and 17,695 for 2011 and 2010, respectively, was based on the value of the PIP shares on their vesting date, determined by the average of the high and low of our stock price. No payments for the employee’s tax obligations were made to taxing authorities in 2009 as no shares vested during this period. Total payments for the employees’ tax obligations to the taxing authorities were approximately $496,000 and $538,000 in 2011 and 2010, respectively.

We recorded compensation expense of $1.0 million, $872,000 and $1.1 million related to the PIP for the years ended December 31, 2011, 2010, and 2009, respectively.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 101

Notes to the Consolidated Financial Statements

The weighted average grant-date fair value of PIP awards granted during 2011, 2010 and 2009 was $40.16, $29.38 and $29.19, per share, respectively. The intrinsic value of the PIP awards was $1.9 million, $2.7 million and $2.1 million for 2011, 2010 and 2009, respectively.

As of December 31, 2011, there were 325,952 shares reserved for issuance under the PIP.

O. RATES AND OTHER REGULATORY ACTIVITIES

Our natural gas and electric distribution operations in Delaware, Maryland and Florida are subject to regulation by their respective PSCs; Eastern Shore, our natural gas transmission subsidiary, is subject to regulation by the FERC; and Peninsula Pipeline, our intrastate pipeline subsidiary, is subject to regulation by the Florida PSC. Chesapeake’s Florida natural gas distribution division and FPU’s natural gas and electric operations continue to be subject to regulation by the Florida PSC as separate entities.

Delaware

Capacity Release: On September 2, 2008, our Delaware division filed with the Delaware PSC its annual Gas Sales Service Rates (“GSR”) Application, seeking approval to change its GSR, effective November 1, 2008. On July 7, 2009, the Delaware PSC granted approval of a settlement agreement presented by the parties in this docket, which included the Delaware PSC, our Delaware division and the Division of the Public Advocate. As part of the settlement agreement, the parties agreed to develop a record in a later proceeding on the price charged by the Delaware division for the temporary release of transmission pipeline capacity to our natural gas marketing subsidiary, PESCO. On January 8, 2010, the Hearing Examiner in this proceeding issued a report of Findings and Recommendations in which he recommended, among other things, that the Delaware PSC require the Delaware division to refund to its firm service customers the difference between what the Delaware division would have received had the capacity released to PESCO been priced at the maximum tariff rates under asymmetrical pricing principles and the amount actually received by the Delaware division for capacity released to PESCO. The Hearing Examiner also recommended that the Delaware PSC require us to adhere to asymmetrical pricing principles in all future capacity releases by the Delaware division to PESCO, if any. If the Hearing Examiner’s refund recommendation for past capacity releases had ultimately been approved without modification by the Delaware PSC, the Delaware division would have had to credit to its firm service customers amounts equal to the maximum tariff rates that the Delaware division paid for long-term capacity, which we estimated to be approximately $700,000, even though the temporary releases were made at lower rates based on competitive bidding procedures required by the FERC’s capacity release rules. On February 18, 2010, we filed exceptions to the Hearing Examiner’s recommendations.

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

Chesapeake Utilities Corporation 2011 Form 10-K      Page 102

Notes to the Consolidated Financial Statements

On June 29, 2011, the Delaware Attorney General filed an appeal with the Delaware Supreme Court, asking it to review the Delaware Superior Court’s decision affirming the Delaware PSC decision with regard to refunds for past capacity releases. On July 12, 2011, the Delaware division filed a Notice of Cross Appeal with the Delaware Supreme Court, asking it to overturn the Superior Court’s decision with regard to the Delaware PSC’s decision on future capacity releases to PESCO. On August 3, 2011, the Delaware Attorney General filed a Notice of Dismissal with the Supreme Court withdrawing its appeal. Consequently, on August 4, 2011, the Delaware division filed a Notice of Dismissal with the Supreme Court to withdrawal its cross appeal and the filing of the Notice of Dismissal eliminates any potential liability related to potential refunds for past capacity releases and the matter is officially closed. The parties have not yet opened a separate docket to determine an alternative pricing methodology for future capacity releases by the Delaware division to PESCO or any other affiliates.

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

On September 19, 2011, the Delaware division filed with the Delaware PSC two applications seeking approval to begin charging customers for the franchise fees imposed upon the Delaware division by the City of Lewes, Delaware and the Town of Dagsboro, Delaware. On October 3, 2011, the Delaware PSC issued orders on both matters, effectively opening the proceedings and setting evidentiary hearings for November 8, 2011. The Delaware PSC granted approval for the franchise fees at its regularly scheduled meeting on November 8, 2011.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 103

Notes to the Consolidated Financial Statements

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

On March 2, 2011, the Maryland division filed with the Maryland PSC an application for the approval of a franchise executed between the Maryland division and the Board of County Commissioners of Cecil County, Maryland. In this franchise agreement, the County granted the Maryland division a 50-year, non-exclusive franchise to construct and operate natural gas distribution facilities within the present and future jurisdictional boundaries of Cecil County. On April 11, 2011, the Maryland PSC issued an Order approving the franchise between the Maryland division and Cecil County, subject to no adverse comments being received within 30 days after the issuance of the Order. On May 10, 2011, comments opposing the application were filed by Pivotal Utility Holdings, Inc. d/b/a Elkton Gas (“Pivotal”). Pivotal also provides natural gas service to customers in a portion of Cecil County. On June 8, 2011, the Maryland PSC granted the Maryland division the authority to exercise its franchise in a majority of the area requested in the Maryland division’s application. The approval for a small portion of the area within the requested franchise area, which is closest to the area served by Pivotal, was withheld until an evidentiary hearing could be convened. On August 16, 2011, the Maryland division submitted testimony in support of its proposed boundary with Pivotal. On September 29, 2011, the parties in the proceeding (Maryland division, Pivotal, Maryland PSC Staff, and the Office of People’s Counsel) submitted a proposed settlement agreement for the Maryland PSC’s consideration that outlined an agreed upon boundary between the Maryland division and Pivotal in the small portion of Cecil County that was subject to further review. On October 12, 2011, the assigned Public Utility Law Judge in this matter issued a Proposed Order, approving the proposed settlement agreement as submitted by the parties in the proceeding. The Proposed Order became a final order of the Maryland PSC on November 15, 2011.

On May 17, 2011, the Maryland division filed with the Maryland PSC an application for approval of a franchise executed between the Maryland division and the Board of County Commissioners for Worcester County, Maryland. In this franchise agreement, the County granted the Maryland division a 25-year, non-exclusive franchise to construct and operate natural gas distribution facilities within the present and future jurisdictional boundaries of Worcester County. On June 14, 2011, the Maryland PSC issued an Order approving the franchise between the Maryland division and Worcester County, subject to no adverse comments being received within 20 days after the issuance of the Order. No adverse comments were filed within the comment period, and the order became effective on July 5, 2011.

On August 12, 2011, the Maryland division submitted a request to the Maryland PSC for approval of a negotiated delivery service rate for a large customer on its system. At its regularly scheduled meeting on September 21, 2011, the Maryland PSC granted approval of the negotiated delivery service rate effective for bills rendered after that date.

On December 12, 2011, the Maryland PSC held an evidentiary hearing to determine the reasonableness of the four quarterly gas cost recovery filings submitted by the Maryland division during the 12 months ended September 30, 2011. No issues were raised at the hearing, and on December 13, 2011, the Hearing Examiner in this proceeding issued a proposed Order approving the division’s four quarterly filings. This proposed Order became a final Order of the Maryland PSC on December 29, 2011.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 104

Notes to the Consolidated Financial Statements

Florida

“Come-Back” Filing: As part of our 2010 rate case settlement in Florida, the Florida PSC required us to submit a “Come-Back” filing, detailing all known benefits, synergies, cost savings and cost increases resulting from the merger with FPU. We submitted this filing on April 29, 2011, and requested the recovery, through rates, of approximately $34.2 million in acquisition adjustment (the price paid in excess of the book value) and $2.2 million in merger-related costs. In the past, the Florida PSC has allowed recovery of an acquisition adjustment under certain circumstances to provide an incentive for larger utilities to purchase smaller utilities. The Florida PSC requires a company seeking recovery of the acquisition adjustment and merger-related costs to demonstrate that customers will benefit from the acquisition. They use the following five factor test to determine if the customers are benefiting from the transaction: (a) increased quality of service; (b) lower operating costs; (c) increased ability to attract capital for improvements; (d) lower overall cost of capital; and (e) more professional and experienced managerial, financial, technical and operational resources. With respect to lower costs, the Florida PSC effectively requires that the synergies be sufficient to offset the rate impact of the recovery of the acquisition adjustment and merger-related costs.

At the December 6, 2011 agenda conference, the Florida PSC approved the following: (a) FPU and the Florida division of Chesapeake have complied with the reporting requirements in the 2010 rate case settlement; (b) FPU is authorized to reflect an acquisition adjustment of $34.2 million, to be amortized over a 30-year period using the straight-line method beginning in November 2009; (c) FPU is authorized to reflect a regulatory asset of $2.2 million for the merger-related costs, to be amortized over a five-year period using the straight-line method beginning in November 2009; (d) FPU and the Florida division of Chesapeake are not permitted to consolidate the earnings surveillance reporting and accounting records until such time as the rates and tariffs are combined; (e) FPU and the Florida division of Chesapeake are not permitted to establish a combined benchmark for the purpose of evaluating incremental cost increases in their future rate proceedings until those entities are functioning as a single utility for regulatory purposes; and (f) FPU and the Florida division of Chesapeake do not have any 2010 excess earnings to be refunded to customers.

The Florida PSC Order allows us to classify the acquisition adjustment and merger-related costs as regulatory assets and include them in our investment, or rate base, when determining our Florida natural gas rates. Additionally, our rate of return calculation will be based upon this higher level of investment, which effectively enables us to earn a return on this investment. Pursuant to the Order, we reclassified to a regulatory asset at December 31, 2011, $31.7 million of the $34.2 million goodwill, which represents the portion of the goodwill allowed to be recovered in future rates after the effective date of the Florida PSC Order. We also recorded as a regulatory asset $18.1 million related to the gross-up of the acquisition adjustment for income tax. The $1.3 million of the $2.2 million of merger-related costs, which represent the portion of the merger-related costs allowed to be recovered in future rates after the effective date of the Florida PSC Order, had previously been deferred as a regulatory asset. We also recorded as a regulatory asset $349,000 related to the gross-up of the merger-related costs for income tax. As a result of this Order, we will record $2.4 million ($1.4 million, net of tax) in amortization expense related to these assets in 2012 and 2013, $2.3 million ($1.4 million, net of tax) in 2014 and $1.8 million ($1.1 million, net of tax) annually, thereafter until 2039. These amortization expenses will be a non-cash charge, and the net effect of the recovery will be positive cash flow. Over the long-term, however, the inclusion of the acquisition adjustment and merger-related costs in our rate base and the recovery of these regulatory assets through amortization expense will increase our earnings and cash flows above what we would have otherwise been able to achieve.

In FPU’s future rate proceedings, if it is determined that the level of cost savings supporting the lower operating costs in its request for the recovery of the acquisition adjustment no longer exists, the remaining acquisition adjustment may be partially or entirely disallowed by the Florida PSC. In such event, we will have to expense the corresponding amount of the disallowed acquisition adjustment.

The Florida PSC Order also resulted in the reversal in December 2011, of the $750,000 regulatory accrual, which was recorded in 2010 based on management’s assessment of FPU’s earnings and regulatory risk to its earnings associated with possible Florida PSC action related to our requested recovery and the matters set forth in this “Come-Back” filing. The reversal of the $750,000 regulatory accrual was reflected in operating revenue in 2011 in the accompanying consolidated statements of income.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 105

Notes to the Consolidated Financial Statements

Peninsula Pipeline: On September 19, 2011, Peninsula Pipeline filed a petition seeking the Florida PSC’s approval of a Firm Transportation Agreement (“FTA”) between Peninsula Pipeline and FPU, an affiliated company, in accordance with its tariff. On February 8, 2012 Peninsula Pipeline filed a petition with the Florida PSC seeking approval of an amended and revised FTA between Peninsula Pipeline and FPU. This amended and revised FTA provides for upstream interconnection of Peninsula Pipeline’s facilities with the Peoples Gas’ distribution facilities at the Duval/Nassau County line and several downstream interconnections with FPU’s facilities. This amended and revised FTA replaces, in its entirety, the agreement originally filed on September 19, 2011. The revised and amended FTA comes as a result of negotiations between Peoples Gas, FPU, and Peninsula Pipeline, which resulted in a territorial agreement and related service arrangements described below.

In January 2012, Peninsula Pipeline executed an agreement with Peoples Gas for the joint construction, ownership and operation of an approximately 16-mile pipeline from the Duval/Nassau County line to Amelia Island in Nassau County, Florida. Under the terms of the agreement, Peninsula Pipeline will own approximately 45 percent of this 16-mile pipeline. Peninsula Pipeline’s portion of the estimated project cost is $5.7 million. Peoples Gas will operate the pipeline and Peninsula Pipeline will be responsible for its portion of the operation and maintenance expenses of the pipeline based on its ownership percentage. Peninsula Pipeline will contract with Peoples Gas for capacity from the unaffiliated upstream interstate pipeline to this jointly-owned pipeline. Peninsula Pipeline will utilize both the capacity contracted with Peoples Gas and the capacity on the new jointly-owned pipeline to provide transportation service to FPU for its natural gas distribution service in Nassau County. The new jointly-owned pipeline is expected to be completed and placed into service in the second half of 2012.

Marianna Franchise: On July 7, 2009, the Marianna Commission adopted an ordinance granting a franchise to FPU effective February 1, 2010 for a period not to exceed 10 years for the operation and distribution and/or sale of electric energy (the “Franchise Agreement”). The Franchise Agreement provides that FPU will develop and implement new TOU and interruptible electric power rates, or other similar rates, mutually agreeable to FPU and the City of Marianna. The Franchise Agreement further provides for the TOU and interruptible rates to be effective no later than February 17, 2011, and available to all customers within FPU’s Northwest Division, which includes the City of Marianna. If the rates were not in effect by February 17, 2011, the City of Marianna would have the right to give notice to FPU within 180 days thereafter of its intent to exercise an option in the Franchise Agreement to purchase FPU’s property (consisting of the electric distribution assets) within the City of Marianna. Any such purchase would be subject to approval by the Marianna Commission, which would also need to approve the presentation of a referendum to voters in the City of Marianna for the approval of the purchase and the operation by the City of Marianna of an electric distribution facility. If the purchase is approved by the Marianna Commission and by the referendum, the closing of the purchase must occur within 12 months after the referendum is approved. If the City of Marianna elects to purchase the Marianna property, the Franchise Agreement requires the City of Marianna to pay FPU the fair market value for such property as determined by three qualified appraisers. Future financial results would be negatively affected by the loss of earnings generated by FPU from its approximately 3,000 customers in the City under the Franchise Agreement.

In accordance with the terms of the Franchise Agreement, FPU developed TOU and interruptible rates and on December 14, 2010, FPU filed a petition with the Florida PSC for authority to implement such proposed TOU and interruptible rates on or before February 17, 2011. On February 11, 2011, the Florida PSC issued an Order approving FPU’s petition for authority to implement the proposed TOU and interruptible rates, which became effective on February 8, 2011. The City of Marianna objected to the proposed rates and filed a petition protesting the entry of the Florida PSC’s Order. On January 24, 2012, the Florida PSC dismissed with prejudice the protest by the City of Marianna.

On January 26, 2011, FPU filed a petition with the Florida PSC for approval of an amendment to FPU’s Generation Services Agreement entered into between FPU and Gulf Power. The amendment provides for a reduction in the capacity demand quantity, which generates the savings necessary to support the TOU and interruptible rates approved by the Florida PSC. The amendment also extends the current agreement by two years, with a new expiration date of December 31, 2019. Pursuant to its Order dated June 21, 2011, the Florida PSC approved the amendment. On July 12, 2011, the City of Marianna filed a protest of this decision and requested a hearing on the amendment. On January 24, 2012, the Florida PSC dismissed with prejudice the protest by the City of Marianna.

On April 7, 2011, FPU filed a petition for approval of a mid-course reduction to its Northwest Division fuel rates based on two factors: (1) the previously discussed amendment to the Generation Services Agreement with Gulf Power, and (2) a weather-related increase in sales resulting in an accelerated collection of the prior year’s under-recovered costs. Pursuant to its Order dated July 5, 2011, the Florida PSC approved the petition, which reduced the fuel rates of FPU’s northwest division.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 106

Notes to the Consolidated Financial Statements

On February 24, 2012, FPU filed a revised petition for approval of a mid-course reduction to its Northwest Division fuel rates based on a mid-course reduction to its supplier’s fuel rates. FPU expects to significantly lower purchased power costs for its Northwest Division in 2012 as a result of this reduction by the supplier. In order to ensure that its customers receive these significant savings in the most timely manner, FPU filed this petition. We anticipate Florida PSC’s decision on this petition in April 2012.

As disclosed in Note Q, “Other Commitments and Contingencies,” to the Consolidated Financial Statements, the City of Marianna, on March 2, 2011, filed a complaint against FPU in the Circuit Court of the Fourteenth Judicial Circuit in and for Jackson County, Florida, alleging breaches of the Franchise Agreement by FPU and seeking a declaratory judgment that the City of Marianna has the right to exercise its option to purchase FPU’s property in the City of Marianna in accordance with the terms of the Franchise Agreement. On March 28, 2011, FPU filed its answer to the declaratory action by the City of Marianna, in which it denied the material allegation by the City of Marianna and asserted affirmative defenses. The litigation remains pending and discovery is still underway.

We also had developments in the following regulatory matters in Florida:

On June 21, 2011, FPU, in accordance with the Florida PSC rules, filed its 2011 depreciation study and request for new depreciation rates effective January 1, 2012 for its electric distribution operation. The Florida PSC approved the depreciation study at its January 24, 2012 Agenda Conference. The new approved depreciation rates are expected to reduce annual depreciation expense by approximately $227,000.

On February 3, 2012, FPU’s natural gas distribution operation and the Florida Division of Chesapeake filed a petition with the Florida PSC for approval of a surcharge to customers for a Gas Reliability Infrastructure Program. We are seeking approval to recover costs, inclusive of an appropriate return on investment, associated with accelerating the replacement of qualifying distribution mains and services (defined as any material other than coated steel or plastic (Polyethylene)) in their respective systems. If the petition is approved, we will replace qualifying mains and services over a 10-year period.

Eastern Shore

The following are regulatory activities involving the FERC Orders applicable to Eastern Shore and the expansions of Eastern Shore’s transmission system:

Energylink Expansion Project: In 2006, Eastern Shore proposed to develop, construct and operate approximately 75 miles of new pipeline facilities from the existing Cove Point Liquefied Natural Gas terminal in Calvert County, Maryland, crossing under the Chesapeake Bay into Dorchester and Caroline Counties, Maryland, to points on the Delmarva Peninsula, where such facilities would interconnect with Eastern Shore’s existing facilities in Sussex County, Delaware. In April 2009, Eastern Shore terminated this project based on increased construction costs over its original projection. As approved by the FERC, Eastern Shore initiated billing to recover approximately $3.2 million of costs incurred in connection with this project and the related cost of capital over a period of 20 years in accordance with the terms of the precedent agreements executed with the two participating customers. One of the two participating customers is Chesapeake, through its Delaware and Maryland divisions. During 2010, Eastern Shore and the participating customers negotiated to reduce the recovery period of this cost from 20 years to five years. On January 27, 2011, Eastern Shore filed with the FERC the request to amend the cost recovery period, which was approved by the FERC on February 14, 2011. Eastern Shore revised its billing to reflect the five-year surcharge, effective March 1, 2011.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 107

Notes to the Consolidated Financial Statements

Rate Case Filing: On December 30, 2010, Eastern Shore filed with the FERC a base rate proceeding in accordance with the terms of the settlement in its prior base rate proceeding. The rate filing reflected increases in operating and maintenance expenses, depreciation expense, and a return on existing and new gas plant facilities expected to be placed into service before June 30, 2011. The FERC issued a notice of the filing on January 3, 2011. Protests were received from several interested parties, and other parties intervened in the proceeding. On January 31, 2011, the FERC issued its Order accepting the filing and suspending its effectiveness for the full five-month period permitted under the Natural Gas Act. The discovery process commenced on February 22, 2011, and the FERC Staff performed an on-site audit on March 16-17, 2011. Subsequent to the on-site audit, settlement conferences involving Eastern Shore, the FERC Staff and other interested parties resulted in a settlement, which provides a cost of service of approximately $29.1 million and a pre-tax return of 13.9 percent. Also included in the settlement is a negotiated rate adjustment, effective November 1, 2011, associated with the phase-in of an additional 15,000 Dts/d of new transportation service on Eastern Shore’s eight-mile extension to interconnect with TETLP’s pipeline system. This rate adjustment reduces the rate per Dt of the service on this eight-mile extension by reflecting the increased service of 15,000 Dts/d with no additional revenue. This rate adjustment effectively offsets the increased revenue that would have been generated from the 15,000 Dts/d increase in firm service although Eastern Shore may still benefit from the increased commodity charge on the increased volume from the phase-in of service. The settlement also provides a five-year moratorium on the parties’ rights to challenge Eastern Shore’s rates and on Eastern Shore’s right to file a base rate increase. The settlement allows Eastern Shore to file for rate adjustments during those five years in the event certain costs related to government-mandated obligations are incurred and Eastern Shore’s pre-tax earnings do not equal or exceed 13.9 percent. The FERC approved the settlement on January 24, 2011.

From July 2011 through October 2011, Eastern Shore adjusted its billing to reflect the rates requested in the base rate proceeding, subject to refund to customers upon the FERC’s approval of the new rates. From November 2011, Eastern Shore adjusted its billing to reflect the settlement rates, subject to refund to customers upon FERC’s approval of the settlement. As of December 31, 2011, Eastern Shore has recorded approximately $1.3 million as a regulatory liability related to the refund due to customers as a result of the settlement, which refund was paid in January and February 2012.

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

On April 28, 2011, Eastern Shore filed a notice of intent under its blanket certificate to construct, own and operate new mainline facilities to deliver additional firm service of 6,250 Dts/d of natural gas to Chesapeake’s Delaware and Maryland divisions and Eastern Shore Gas, an unaffiliated provider of piped propane service in Maryland. The FERC published notice of this filing on May 12, 2011, and one of Eastern Shore’s customers filed a conditional protest with the FERC, which it withdrew on July 29, 2011. Upon withdrawal of the protest, the requested authorization became effective.

Also on April 28, 2011, Eastern Shore filed a notice of intent under its blanket certificate to construct, own and operate new mainline facilities to deliver additional firm service of 4,070 Dts/d of natural gas to Chesapeake’s Maryland division to provide new natural gas service in Cecil County, Maryland. The FERC published notice of this filing on May 12, 2011, and one of Eastern Shore’s customers filed a conditional protest with the FERC, which it withdrew on July 29, 2011. Upon withdrawal of the protest, the requested authorization became effective.

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

Chesapeake Utilities Corporation 2011 Form 10-K      Page 108

Notes to the Consolidated Financial Statements

On June 24, 2011, Eastern Shore filed certain tariff sheets to amend the General Terms and Conditions and the pro forma FTA contained in its FERC Gas Tariff to allow for specification of minimum delivery pressures and maximum hourly quantity. The FERC published the notice of this filing on June 27, 2011, and no protests or adverse comments opposing this filing were submitted. On July 15, 2011, the FERC issued a Letter Order, accepting the tariff revisions as proposed, effective July 24, 2011.

On August 15, 2011, Eastern Shore filed certain tariff sheets to update certain Delivery Point Area definitions contained in its FERC Gas Tariff. The FERC published notice of this filing on August 16, 2011, and no protests or adverse comments opposing this filing were submitted. On September 13, 2011, the FERC issued a Letter Order, accepting the tariff revisions as proposed, effective September 14, 2011.

On September 7, 2011, Eastern Shore filed certain tariff sheets to reflect a decrease in the Annual Charge Adjustment, which is a surcharge designed to recover applicable program costs incurred by the FERC to discharge its jurisdictional responsibilities. The surcharge decreased from $0.0019 per Dt to $0.0018 per Dt. The FERC published the notice of this filing on September 8, 2011, and no protests or adverse comments opposing this filing were submitted. On September 27, 2011, the FERC issued a Letter Order, accepting the tariff revisions as proposed, effective October 1, 2011.

P. ENVIRONMENTAL COMMITMENTS AND CONTINGENCIES

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy at current and former operating sites the effect on the environment of the disposal or release of specified substances.

We have participated in the investigation, assessment or remediation, and have exposures at six former MGP sites. Those sites are located in Salisbury, Maryland, and Winter Haven, Key West, Pensacola, Sanford and West Palm Beach, Florida. We have also been in discussions with the MDE regarding a seventh former MGP site located in Cambridge, Maryland.

As of December 31, 2011, we had approximately $11.0 million in environmental liabilities related to all of FPU’s MGP sites in Florida, which include the Key West, Pensacola, Sanford and West Palm Beach sites, representing our estimate of the future costs associated with those sites. FPU has approval to recover up to $14.0 million of its environmental costs related to all of its MGP sites from insurance and from customers through rates. Approximately $8.3 million of FPU’s expected environmental costs have been recovered from insurance and customers through rates as of December 31, 2011. We also had approximately $5.7 million in regulatory assets for future recovery of environmental costs from FPU’s customers.

In addition to the FPU MGP sites, we had $254,000 in environmental liabilities at December 31, 2011, related to Chesapeake’s MGP sites in Maryland and Florida, representing our estimate of future costs associated with these sites. As of December 31, 2011, we had approximately $991,000 in regulatory and other assets for future recovery through Chesapeake’s rates.

We continue to expect that all costs related to environmental remediation and related activities will be recoverable from customers through rates.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 109

Notes to the Consolidated Financial Statements

The following discussion provides details on MGP sites:

West Palm Beach, Florida

Remedial options are being evaluated to respond to environmental impacts to soil and groundwater at and in the immediate vicinity of a parcel of property owned by FPU in West Palm Beach, Florida, where FPU previously operated an MGP. Pursuant to a Consent Order between FPU and the FDEP, effective April 8, 1991, FPU is required to complete the delineation of soil and groundwater impacts at the site and implement an effective remedy.

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

FPU performed additional fieldwork in August 2010, which included the installation of additional groundwater monitoring wells and performance of a comprehensive groundwater sampling event. FPU also performed vapor intrusion sampling in October 2010. The results of the fieldwork were submitted to FDEP for their review and comment in October 2010. On November 4, 2010, FDEP issued its comments on the feasibility study and the proposed remedy.

On November 16, 2010, FPU presented to FDEP a new remedial action plan for the site, and FDEP agreed with FPU’s proposal to implement a phased approach to remediation. On December 22, 2010, FPU submitted to FDEP an interim RAP to remediate the east parcel of the site, which FDEP conditionally approved on February 4, 2011. Subsequent modifications to the interim RAP, dated March 12, 2011 and April 18, 2011, were submitted to address potential concerns raised by FDEP. An Approval Order for the interim RAP was issued by FDEP on May 2, 2011, and subsequently modified by FDEP on May 18, 2011.

FPU is currently implementing the interim RAP for the east parcel of the West Palm Beach site, including the incorporation of FDEP’s conditions for approval. The operations on the east parcel have been relocated, and the structures removed. New monitoring wells and Bio Sparging and Soil-Vapor Extraction (“BS/SVE”) test wells were installed on the east parcel in May 2011. The initial round of SVE and sparging pilot testing was conducted in June 2011, and a subsequent round of testing was conducted in July of 2011. A supplement to the interim RAP was prepared to present the findings of the pilot testing and the proposed design details for a full-scale remediation system, and was submitted to FDEP on October 31, 2011. On December 22, 2011, FDEP issued conditional approval for full-scale implementation of BS/SVE on the east parcel.

Estimated costs of remediation for the West Palm Beach site range from approximately $4.7 million to $15.8 million. We have revised our estimated maximum cost of $13.1 million to $15.8 million to include costs associated with the relocation of FPU’s operations at this site, which may be necessary to implement the remedial plan, and any potential costs associated with future redevelopment of the properties.

We continue to expect that all costs related to these activities will be recoverable from customers through rates.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 110

Notes to the Consolidated Financial Statements

Sanford, Florida

FPU is the current owner of property in Sanford, Florida, which was a former MGP site that was operated by several other entities before FPU acquired the property. FPU was never an owner or an operator of the MGP. In late September 2006, the EPA sent a Special Notice Letter, notifying FPU, and the other responsible parties at the site (Florida Power Corporation, Florida Power & Light Company, Atlanta Gas Light Company, and the city of Sanford, Florida, collectively with FPU, “the Sanford Group”), of EPA’s selection of a final remedy for OU1 (soils), OU2 (groundwater), and OU3 (sediments) for the site. The EPA projected the total estimated remediation costs for this site to be approximately $12.9 million.

In January 2007, FPU and other members of the Sanford Group signed a Third Participation Agreement, which provides for funding the final remedy approved by EPA for the site. FPU’s share of remediation costs under the Third Participation Agreement is set at five percent of a maximum of $13 million, or $650,000. As of December 31, 2011, FPU has paid $650,000 to the Sanford Group escrow account for its share of the funding requirements.

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

As of December 31, 2011, FPU’s remaining share of remediation expenses, including attorneys’ fees and costs, is estimated to be $24,000. However, we are unable to determine, to a reasonable degree of certainty, whether the other members of the Sanford Group will accept FPU’s asserted defense to liability for costs exceeding $13.0 million to implement the final remedy for this site or will pursue a claim against FPU for a sum in excess of the $650,000 that FPU has paid under the Third Participation Agreement. No such claims have been made as of December 31, 2011.

Key West, Florida

FPU formerly owned and operated an MGP in Key West, Florida. Field investigations performed in the 1990s identified limited environmental impacts at the site, which is currently owned by an unrelated third party. In September 2010, FDEP issued a Preliminary Contamination Assessment Report, for additional soil and groundwater investigation work that was undertaken by FDEP in November 2009 and January 2010, after 17 years of regulatory inactivity. Because FDEP observed that some soil and groundwater standards were exceeded, FDEP is requesting implementation of additional fieldwork, which FDEP believes is warranted for the site.

FPU and the current site owner have had several discussions regarding the approach to be taken with FDEP and the proposed scope of work. Representatives of FPU, FDEP and the current site owner participated in a teleconference on July 7, 2011. During that call, the scope of work was tentatively agreed upon, and FDEP agreed to proceed without using a Consent Order. The scope of work is limited to the installation of two additional monitoring wells and periodic monitoring of the new and existing wells.

FPU and the current site owner, Suburban Propane, submitted a work plan and schedule to FDEP on September 30, 2011. FDEP conditionally approved the work plan in a letter dated October 19, 2011, and further clarified the conditions of approval in an e-mail dated October 24, 2011. The two new monitoring wells were installed in November of 2011, and groundwater monitoring was begun in December 2011.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 111

Notes to the Consolidated Financial Statements

FPU and Suburban Propane have entered into a cost-sharing agreement, whereby Suburban Propane has agreed to contribute $15,000 to complete the agreed-upon scope of work. FPU’s estimated share of the cost to complete the work is $21,000. Prior to completion of the monitoring program, we cannot determine to a reasonable degree of certainty the probable costs to resolve FPU’s liability for the Key West MGP Site, although we do not anticipate the cost to exceed $100,000.

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

On December 13, 2011, Gulf Power, City of Pensacola, FDOT and FPU submitted a draft covenant for institutional and engineering controls for the site to the FDEP. Upon FDEP’s approval and the subsequent recording of the institutional and engineering controls, no further work will be required of the parties. Assuming the FDEP approves the draft institutional and engineering controls, it is anticipated that FPU’s share of remaining legal and cleanup costs will not exceed $5,000.

Salisbury, Maryland

We have substantially completed remediation of a site in Salisbury, Maryland, where it was determined that a former MGP caused localized ground-water contamination. During 1996, we completed construction of an Air Sparging and Soil/Vapor Extraction system and began remediation procedures. We have reported the remediation and monitoring results to the MDE on an ongoing basis since 1996. In February 2002, the MDE granted permission to permanently decommission the Air Sparging and Soil/Vapor Extraction system and to discontinue all on-site and off-site well monitoring, except for one well, which is being maintained for periodic product monitoring and recovery. We anticipate that the remaining costs will not exceed $5,000 annually. We cannot predict at this time when the MDE will grant permission to permanently decommission the one remaining monitoring well.

Winter Haven, Florida

The Winter Haven site is located on the eastern shoreline of Lake Shipp, in Winter Haven, Florida. Pursuant to a Consent Order entered into with the FDEP, we are obligated to assess and remediate environmental impacts at this former MGP site. In 2001, FDEP approved a RAP requiring construction and operation of a BS/SVE treatment system to address soil and groundwater impacts at a portion of the site. The BS/SVE treatment system has been in operation since October 2002. Modifications and upgrades to the BS/SVE treatment system were completed in October 2009. The Eighteenth Semi-Annual RAP Implementation Status Report was submitted to FDEP in December 2011. The groundwater sampling results through December 2011 show a continuing reduction in contaminant concentrations and indicate that the recent treatment system modifications and upgrades have had a beneficial impact on the rate of reduction. At present, we predict that remedial action objectives could be met in approximately two to three years for the area being treated by the BS/SVE treatment system. The total expected cost of operating and monitoring the system is approximately $46,000.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 112

Notes to the Consolidated Financial Statements

The BS/SVE treatment system at the Winter Haven site does not address impacted soils in the southwest corner of the site. On April 16, 2010, a soil excavation interim RAP describing the proposed excavation of approximately 4,000 cubic yards of impacted soils from the southwest corner of the site was submitted to FDEP for review. On June 24, 2010, FDEP provided comments on the soil excavation interim RAP by letter, to which we responded, and a subsequent conditional approval letter was issued by FDEP on August 27, 2010. The cost to implement this excavation plan has been estimated at $250,000; however, this estimate does not include costs associated with dewatering or shoreline stabilization, which would be required to complete the excavation. Because the costs associated with shoreline stabilization and dewatering (including treatment and discharge of the pumped water) are likely to be substantial, alternatives to this excavation plan are being evaluated. One alternative currently being evaluated involves sparging into the southwest portion of the property to treat soils rather than excavating the soils. Two new sparge points were installed in the southwest portion of the property in February of 2011. Sparging into these points has been initiated, and operational and monitoring data over the next few quarters should provide the information needed to make this evaluation.

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

Q. OTHER COMMITMENTS AND CONTINGENCIES

Litigation

In May 2010, an FPU propane customer filed a class action complaint against FPU in Palm Beach County, Florida, alleging, among other things, that FPU acted in a deceptive and unfair manner related to a particular charge by FPU on its bills to propane customers and the description of such charge. The suit sought to certify a class comprised of FPU propane customers to whom such charge was assessed since May 2006 and requested damages and statutory remedies based on the amounts paid by FPU customers for such charge. FPU vigorously denied any wrongdoing and maintained that the particular charge at issue is customary, proper and fair. Without admitting any wrongdoing, validity of the claims or a properly certifiable class for the complaint, FPU entered into a settlement agreement with the plaintiff in September 2010 to avoid the burden and expense of continued litigation. The court approved the final settlement agreement, and the judgment became final on March 13, 2011. In 2010, we recorded $1.2 million of the total estimated costs related to this litigation. Pursuant to the final settlement agreement, the distribution to the class was completed by May 13, 2011.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 113

Notes to the Consolidated Financial Statements

On March 2, 2011, the City of Marianna, Florida filed a complaint against FPU in the Circuit Court of the Fourteenth Judicial Circuit in and for Jackson County, Florida. In the complaint, the City of Marianna alleged three breaches of the Franchise Agreement by FPU: (i) FPU failed to develop and implement TOU and interruptible rates that were mutually agreed to by the City of Marianna and FPU; (ii) mutually agreed upon TOU and interruptible rates by FPU were not effective or in effect by February 17, 2011; and (iii) FPU did not have such rates available to all of FPU’s customers located within and without the corporate limits of the City of Marianna. The City of Marianna is seeking a declaratory judgment allowing it to exercise its option under the Franchise Agreement to purchase FPU’s property (consisting of the electric distribution assets) within the City of Marianna. Any such purchase would be subject to approval by the Marianna Commission, which would also need to approve the presentation of a referendum to voters in the City of Marianna related to the purchase and the operation by the City of Marianna of an electric distribution facility. If the purchase is approved by the Marianna Commission and the referendum is approved by the voters, the closing of the purchase must occur within 12 months after the referendum is approved. On March 28, 2011, FPU filed its answer to the declaratory action by the City of Marianna, in which it denied the material allegations by the City of Marianna and asserted several affirmative defenses. On August 3, 2011, the City of Marianna notified FPU that it was formally exercising its option to purchase FPU’s property. On August 31, 2011, FPU advised the City of Marianna that it has no right to exercise the purchase option under the Franchise Agreement and that FPU would continue to oppose the effort by the City of Marianna to purchase FPU’s property. At a hearing on January 10, 2012 the judge presiding over this case set plaintiff’s motion for summary judgment for hearing on April 2, 2012. The court directed the parties to complete by March 23, 2012, depositions necessary for consideration at the summary judgment hearing. The court also set the case for trial commencing July 30, 2012. We anticipate that the case will be tried at this time. FPU intends to continue its vigorous defense of the lawsuit filed by the City of Marianna and intends to oppose the adoption of any proposed referendum to approve the purchase of the FPU property in the City of Marianna.

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

Natural Gas, Electric and Propane Supply

Our natural gas, electric and propane distribution operations and propane wholesale marketing operation have entered into contractual commitments to purchase gas, electricity and propane from various suppliers. The contracts have various expiration dates. We have a contract with an energy marketing and risk management company to manage a portion of our natural gas transportation and storage capacity. This contract expires on March 31, 2013.

Chesapeake’s Florida natural gas distribution division has firm transportation service contracts with FGT and Gulfstream. Pursuant to a capacity release program approved by the Florida PSC, all of the capacity under these agreements has been released to various third parties, including PESCO. Under the terms of these capacity release agreements, Chesapeake is contingently liable to FGT and Gulfstream, should any party that acquired the capacity through release fail to pay for the service.

In May 2011, PESCO renewed contracts to purchase natural gas from various suppliers. These contracts expire in May 2012. PESCO is currently in the process of obtaining and reviewing proposals from suppliers and anticipates executing agreements before the existing agreements expire.

As discussed in Note O “Rates and Other Regulatory Activities,” on January 25, 2011, FPU entered into an amendment to its Generation Services Agreement with Gulf Power, which reduces the capacity demand quantity and provides the savings necessary to support the TOU and interruptible rates for the customers in the City of Marianna, both of which were approved by the Florida PSC. The amendment also extends the current agreement by two years, with a new expiration date of December 31, 2019.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 114

Notes to the Consolidated Financial Statements

FPU’s electric fuel supply contracts require FPU to maintain an acceptable standard of creditworthiness based on specific financial ratios. FPU’s agreement with JEA requires FPU to comply with the following ratios based on the result of the prior 12 months: (a) total liabilities to tangible net worth less than 3.75 times, and (b) fixed charge coverage ratio greater than 1.5. If either ratio is not met by FPU, it has 30 days to cure the default or provide an irrevocable letter of credit if the default is not cured. FPU’s agreement with Gulf Power requires FPU to meet the following ratios based on the average of the prior six quarters: (a) funds from operation interest coverage ratio (minimum of 2 times), and (b) total debt to total capital (maximum of 65 percent). If FPU fails to meet the requirements, it has to provide the supplier a written explanation of action taken or proposed to be taken to be compliant. Failure to comply with the ratios specified in the Gulf Power agreement could result in FPU providing an irrevocable letter of credit. FPU was in compliance with these requirements as of December 31, 2011.

The total purchase obligations for natural gas, electric and propane supplies are $99.2 million for 2012, $70.6 million for 2013 – 2014, $61.1 million for 2015 – 2016 and $122.9 million thereafter.

Corporate Guarantees

The Board of Directors has authorized the Company to issue up to $45 million of corporate guarantees on behalf of our subsidiaries and for letters of credit.

We have issued corporate guarantees to certain vendors of our subsidiaries, the largest portion of which are for our propane wholesale marketing subsidiary and our natural gas marketing subsidiary. These corporate guarantees provide for the payment of propane and natural gas purchases in the event of the respective subsidiary’s default. Neither subsidiary has ever defaulted on its obligations to pay its suppliers. The liabilities for these purchases are recorded in the Consolidated Financial Statements when incurred. The aggregate amount guaranteed at December 31, 2011 was $27.6 million, with the guarantees expiring on various dates through December 2012.

Chesapeake guarantees the payment of FPU’s first mortgage bonds. The maximum exposure under the guarantee is the outstanding principal and accrued interest balances. The outstanding principal balances of FPU’s first mortgage bonds approximate their carrying values (see Note J, “Long-Term Debt,” to the Consolidated Financial Statements for further details).

In addition to the corporate guarantees, we have issued a letter of credit for $1.0 million, which expires on September 12, 2012, related to the electric transmission services for FPU’s northwest electric division. We have also issued a letter of credit to our current primary insurance company for $656,000, which expires on December 2, 2012, as security to satisfy the deductibles under our various outstanding insurance policies. As a result of a change in our primary insurance company in 2010, we renewed the letter of credit for $725,000 to our former primary insurance company, which will expire on June 1, 2012. There have been no draws on these letters of credit as of December 31, 2011. We do not anticipate that the letters of credit will be drawn upon by the counterparties, and we expect that the letters of credit will be renewed to the extent necessary in the future.

We provided a letter of credit for $2.5 million to TETLP related to the Precedent Agreement with TETLP, which is further described below.

Agreements for Access to New Natural Gas Supplies

On April 8, 2010, our Delaware and Maryland divisions entered into a Precedent Agreement with TETLP to secure firm transportation service from TETLP in conjunction with its new expansion project, which is expected to expand TETLP’s mainline system by up to 190,000 Dts/d. The Precedent Agreement provides that, upon satisfaction of certain conditions, the parties will execute two firm transportation service contracts, one for our Delaware division and one for our Maryland division, for 34,100 Dts/d and 15,900 Dts/d, respectively. The 34,000 Dts/d for our Delaware division and15,900 Dts/d for our Maryland division reflect the additional volume subscribed to by our divisions above the volume originally agreed to by the parties. These contracts will be effective on the service commencement date of the project, which is currently projected to occur in November 2012. Each firm transportation service contract shall, among other things, provide for: (a) the maximum daily quantity of Dts/d described above; (b) a term of 15 years; (c) a receipt point at Clarington, Ohio; (d) a delivery point at Honey Brook, Pennsylvania; and (e) certain credit standards and requirements for security. Commencement of service and TETLP’s and our rights and obligations under the two firm transportation service contracts are subject to satisfaction of various conditions specified in the Precedent Agreement.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 115

Notes to the Consolidated Financial Statements

Our Delmarva natural gas supplies have been received primarily from the Gulf of Mexico natural gas production region and have been transported through three interstate upstream pipelines, two of which interconnect directly with Eastern Shore’s transmission system. The new firm transportation service contracts between our Delaware and Maryland divisions and TETLP will provide gas supply through an additional direct interconnection with Eastern Shore’s transmission system and provide access to new sources of supply from other natural gas production regions, including the Appalachian production region, thereby providing increased reliability and diversity of supply. They will also provide our Delaware and Maryland divisions with additional upstream transportation capacity to meet current customer demands and to plan for sustainable growth.

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

The Precedent Agreement requires us to reimburse TETLP for our proportionate share of TETLP’s pre-service costs incurred to date, if we terminate the Precedent Agreement, are unwilling or unable to perform our material duties and obligations thereunder, or take certain other actions whereby TETLP is unable to obtain the authorizations and exemptions required for this project. If such termination were to occur, we estimate that our proportionate share of TETLP’s pre-service costs could be approximately $6.1 million as of December 31, 2011. If we were to terminate the Precedent Agreement after TETLP completed its construction of all facilities, which is expected to be in the fourth quarter of 2012, our proportionate share could be as much as approximately $50 million. The actual amount of our proportionate share of such costs could differ significantly and would ultimately be based on the level of pre-service costs at the time of any potential termination. As our Delaware and Maryland divisions have now executed the required reservation rate agreements with TETLP, we believe that the likelihood of terminating the Precedent Agreement and having to reimburse TETLP for our proportionate share of TETLP’s pre-service costs is remote.

As previously mentioned, we have provided a letter of credit to TETLP for $2.5 million, which is the maximum amount required under the Precedent Agreement with TETLP.

On March 17, 2010, our Delaware and Maryland divisions entered into a separate Precedent Agreement with Eastern Shore to extend its mainline by eight miles to interconnect with TETLP at Honey Brook, Pennsylvania. As discussed in Note O, “Rates and Other Regulatory Activities,” to Consolidated Financial Statements, Eastern Shore completed the extension project in December 2010 and commenced the service in January 2011. The rate for the transportation service on this extension is Eastern Shore’s current tariff rate for service in that area.

In November 2011, TETLP obtained the necessary approvals, authorizations or exemptions for construction and operation of its portion of the project from the FERC. Our Delaware and Maryland divisions require no regulatory approvals or exemptions to receive transmission service from TETLP or Eastern Shore.

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

Non-income-based Taxes

From time to time, we are subject to various audits and reviews by the states and other regulatory authorities regarding non-income-based taxes. We are currently undergoing sales tax audits in Florida. As of December 31, 2011 and 2010, we maintained accruals of $307,000 and $698,000, respectively, related to additional sales taxes and gross receipts taxes that we may owe to various states.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 116

Notes to the Consolidated Financial Statements

R. QUARTERLY FINANCIAL DATA (UNAUDITED)

In our opinion, the quarterly financial information shown below includes all adjustments necessary for a fair presentation of the operations for such periods. Due to the seasonal nature of our business, there are substantial variations in operations reported on a quarterly basis.

For the Quarters Ended	March 31	June 30	September 30	December 31
(in thousands except per share amounts)
2011
Operating Revenue	$146,597	$86,831	$80,610	$103,988
Operating Income	$24,839	$7,776	$5,594	$15,495
Net Income	$13,747	$3,520	$2,397	$7,957
Earnings per share:
Basic	$1.44	$0.37	$0.25	$0.83
Diluted	$1.43	$0.37	$0.25	$0.83

2010
Operating Revenue	$153,260	$80,061	$76,466	$117,759
Operating Income	$25,398	$7,761	$4,583	$14,188
Net Income	$13,974	$3,340	$1,628	$7,113
Earnings per share:
Basic	$1.48	$0.35	$0.17	$0.75
Diluted	$1.47	$0.35	$0.17	$0.74

(1)	The sum of the four quarters does not equal the total year due to rounding.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 117

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of the Company, with the participation of other Company officials, have evaluated the Company’s “disclosure controls and procedures” (as such term is defined under Rule 13a-15(e) and 15d – 15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2011. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

Changes in Internal Controls

There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2011, that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

On October 28, 2009, the previously announced merger between Chesapeake and FPU was consummated. Chesapeake has included FPU’s activity in its evaluation of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. See Item 8 under the heading “Notes to the Consolidated Financial Statements – Note B, Acquisitions” for additional information relating to the FPU merger.

CEO and CFO Certifications

The Company’s Chief Executive Officer and Chief Financial Officer have filed with the SEC the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. In addition, on June 2, 2011 the Company’s Chief Executive Officer certified to the NYSE that he was not aware of any violation by the Company of the NYSE corporate governance listing standards.

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

Chesapeake’s management has evaluated and concluded that Chesapeake’s internal control over financial reporting was effective as of December 31, 2011.

Our independent auditors, ParenteBeard LLC, have audited and issued their report on effectiveness of our internal control over financial reporting. That report appears on the following page.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 118

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Chesapeake Utilities Corporation

We have audited Chesapeake Utilities Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Chesapeake Utilities Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Chesapeake Utilities Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chesapeake Utilities Corporation as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows of Chesapeake Utilities Corporation, and our report dated March 7, 2012 expressed an unqualified opinion.

/s/ ParenteBeard LLC
ParenteBeard LLC
Malvern, Pennsylvania
March 7, 2012

Chesapeake Utilities Corporation 2011 Form 10-K      Page 119

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANACE.

The information required by this Item is incorporated herein by reference to the portions of the Proxy Statement, captioned “Election of Directors (Proposal 1),” “Information Concerning Nominees and Continuing Directors,” “Corporate Governance,” “Committees of the Board – Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance,” to be filed no later than March 31, 2012, in connection with the Company’s Annual Meeting to be held on or about May 2, 2012.

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

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference to the portions of the Proxy Statement, captioned “Director Compensation,” “Executive Compensation” and “Compensation Discussion and Analysis” in the Proxy Statement to be filed no later than March 31, 2012, in connection with the Company’s Annual Meeting to be held on or about May 2, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference to the portion of the Proxy Statement, captioned “Security Ownership of Certain Beneficial Owners and Management” to be filed no later than March 31, 2012, in connection with the Company’s Annual Meeting to be held on or about May 2, 2012.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 120

The following table sets forth information, as of December 31, 2011, with respect to compensation plans of Chesapeake and its subsidiaries, under which shares of Chesapeake common stock are authorized for issuance:

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	372,413	(1)

Equity compensation plans not approved by security holders	—	—	—

Total	—	—	372,413

(1)

Includes 325,952 shares under the 2005 Performance Incentive Plan, 23,111 shares available under the 2005 Directors Stock Compensation Plan, and 23,350 shares available under the 2005 Employee Stock Awards Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference to the portion of the Proxy Statement captioned, “Corporate Governance,” to be filed no later than March 31, 2012 in connection with the Company’s Annual Meeting to be held on or about May 2, 2012.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated herein by reference to the portion of the Proxy Statement, captioned “Fees and Services of Independent Registered Public Accounting Firm,” to be filed no later than March 31, 2012, in connection with the Company’s Annual Meeting to be held on or about May 2, 2012.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 121

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

1.	Financial Statements:

•	Report of Independent Registered Public Accounting Firm;

•	Consolidated Statements of Income for each of the three years ended December 31, 2011, 2010, and 2009;

•	Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2011, 2010, and 2009;

•	Consolidated Balance Sheets at December 31, 2011 and December 31, 2010;

•	Consolidated Statements of Cash Flows for each of the three years ended December 31, 2011, 2010, and 2009;

•	Consolidated Statements of Stockholders’ Equity for each of the three years ended December 31, 2011, 2010, and 2009; and

•	Notes to the Consolidated Financial Statements.

2.	Financial Statement Schedules:

•	Report of Independent Registered Public Accounting Firm; and

•	Schedule II—Valuation and Qualifying Accounts.

All other schedules are omitted, because they are not required, are inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

3.	Exhibits

• Exhibit 1.1	Underwriting Agreement entered into by Chesapeake Utilities Corporation and Robert W. Baird & Co. Incorporated and A.G. Edwards & Sons, Inc., on November 15, 2006 relating to the sale and issuance of 600,300 shares of Chesapeake’s common stock, is incorporated herein by reference to Exhibit 1.1 of our Current Report on Form 8-K, filed November 16, 2006, File No. 001-11590.

• Exhibit 2.1	Agreement and Plan of Merger between Chesapeake Utilities Corporation and Florida Public Utilities Company dated April 17, 2009, is incorporated herein by reference to Exhibit 2.1 of our Current Report on Form 8-K, filed April 20, 2009, File No. 001-11590.

• Exhibit 3.1	Amended and Restated Certificate of Incorporation of Chesapeake Utilities Corporation is incorporated herein by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the period ended June 30, 2010, File No. 001-11590.

• Exhibit 3.2	Amended and Restated Bylaws of Chesapeake Utilities Corporation, effective April 7, 2010, are incorporated herein by reference to Exhibit 3 of the Company’s Current Report on Form 8-K, filed April 13, 2010, File No. 001-11590.

• Exhibit 4.1	Form of Indenture between Chesapeake and Boatmen’s Trust Company, Trustee, with respect to the 8 1/4% Convertible Debentures is incorporated herein by reference to Exhibit 4.2 of our Registration Statement on Form S-2, Reg. No. 33-26582, filed on January 13, 1989.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 122

• Exhibit 4.2	Note Purchase Agreement, entered into by the Company on October 2, 1995, pursuant to which Chesapeake privately placed $10 million of its 6.91% Senior Notes, paid off in 2010, is not being filed herewith, in accordance with Item 601(b)(4)(iii) of Regulation S-K. We hereby agree to furnish a copy of that agreement to the SEC upon request.

• Exhibit 4.3	Note Purchase Agreement, entered into by Chesapeake on December 15, 1997, pursuant to which Chesapeake privately placed $10 million of its 6.85% Senior Notes due in 2012, is incorporated by reference to Exhibit 4.3 of our Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-11590.

• Exhibit 4.4	Note Purchase Agreement entered into by Chesapeake on December 27, 2000, pursuant to which Chesapeake privately placed $20 million of its 7.83% Senior Notes, due in 2015, is incorporated by reference to Exhibit 4.4 of our Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-11590.

• Exhibit 4.5	Note Agreement entered into by Chesapeake on October 31, 2002, pursuant to which Chesapeake privately placed $30 million of its 6.64% Senior Notes, due in 2017, is incorporated herein by reference to Exhibit 2 of our Current Report on Form 8-K, filed November 6, 2002, File No. 001-11590.

• Exhibit 4.6	Note Agreement entered into by Chesapeake on October 18, 2005, pursuant to which Chesapeake, on October 12, 2006, privately placed $20 million of its 5.5% Senior Notes, due in 2020, with Prudential Investment Management, Inc., is incorporated herein by reference to Exhibit 4.1 of our Annual Report on Form 10-K for the year ended December 31, 2005, File No. 001-11590.

• Exhibit 4.7	Note Agreement entered into by Chesapeake on October 31, 2008, pursuant to which Chesapeake, on October 31, 2008, privately placed $30 million of its 5.93% Senior Notes, due in 2023, with General American Life Insurance Company and New England Life Insurance Company, is incorporated by reference to Exhibit 4.7 of our Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-11590.

• Exhibit 4.8	Form of Indenture of Mortgage and Deed of Trust between Florida Public Utilities Company and the trustee, dated September 1, 1942 for the First Mortgage Bonds, is incorporated herein by reference to Exhibit 7-A of Florida Public Utilities Company’s Registration No. 2-6087.

• Exhibit 4.9	Seventeenth Supplemental Indenture entered into by Chesapeake Utilities Corporation and Florida Public Utilities Company, on April 12, 2011, pursuant to which Chesapeake Utilities Corporation guarantees the payment and performance obligations of Florida Public Utilities Company under the Indenture, is incorporated herein by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q for the period ended March 31, 2011, File No. 001-11590.

• Exhibit 4.10	Sixteenth Supplemental Indenture entered into by Chesapeake Utilities Corporation and Florida Public Utilities Company, on December 1, 2009, pursuant to which Chesapeake Utilities Corporation, on December 1, 2009 guaranteed the secured First Mortgage Bonds of Florida Public Utilities Company under the Merger Agreement, is incorporated herein by reference to Exhibit 4.9 of our Annual Report on Form 10-K for the year ended December 31, 2010, File No. 001-11590.

• Exhibit 4.11	Fifteenth Supplemental Indenture entered into by Florida Public Utilities Company on November 1, 2001, pursuant to which Florida Public Utilities Company, on November 1, 2001, privately placed $14,000,000 of its 4.90% First Mortgage Bonds, is incorporated herein by reference to Exhibit 4(c) of Florida Public Utilities Company’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 001-10608.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 123

• Exhibit 4.12	Fourteenth Supplemental Indenture entered into by Florida Public Utilities Company on September 1, 2001, pursuant to which Florida Public Utilities Company, on September 1, 2001, privately placed $15,000,000 of its 6.85% First Mortgage Bonds, is incorporated herein by reference to Exhibit 4(b) of Florida Public Utilities Company’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 001-10608.

• Exhibit 4.13	Thirteenth Supplemental Indenture entered into by Florida Public Utilities Company on June 1, 1992, pursuant to which Florida Public Utilities, on May 1, 1992, privately placed $8,000,000 of its 9.08% First Mortgage Bonds, is incorporated herein by reference to Exhibit 4 to Florida Public Utilities Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1992.

• Exhibit 4.14	Twelfth Supplemental Indenture entered into by Florida Public Utilities on May 1, 1988, pursuant to which Florida Public Utilities Company, on May 1, 1988, privately placed $10,000,000 and $5,000,000 of its 9.57% First Mortgage Bonds and 10.03% First Mortgage Bonds, respectively, are incorporated herein by reference to Exhibit 4 to Florida Public Utilities Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1988.

• Exhibit 4.15	Term Note Agreement entered into by Chesapeake Utilities Corporation on March 16, 2010, pursuant to the $29 million credit facility with PNC Bank, N.A., is incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the period ended March 31, 2010, File No. 001-11590.

• Exhibit 10.1*	Chesapeake Utilities Corporation Cash Bonus Incentive Plan, dated January 1, 2005, is incorporated herein by reference to Exhibit 10.3 of our Annual Report on Form 10-K for the year ended December 31, 2004, File No. 001-11590.

• Exhibit 10.2*	Chesapeake Utilities Corporation Directors Stock Compensation Plan, adopted in 2005, is incorporated herein by reference to our Proxy Statement dated March 28, 2005, in connection with our Annual Meeting held on May 5, 2005, File No. 001-11590.

• Exhibit 10.3*	Chesapeake Utilities Corporation Employee Stock Award Plan, adopted in 2005, is incorporated herein by reference to our Proxy Statement dated March 28, 2005, in connection with our Annual Meeting held on May 5, 2005, File No. 001-11590.

• Exhibit 10.4*	Chesapeake Utilities Corporation Performance Incentive Plan, adopted in 2005, is incorporated herein by reference to our Proxy Statement dated March 28, 2005, in connection with our Annual Meeting held on May 5, 2005, File No. 001-11590.

• Exhibit 10.5*	Chesapeake Utilities Corporation Deferred Compensation Plan, amended and restated as of January 1, 2009, is incorporated herein by reference to Exhibit 10.5 of our Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-11590.

• Exhibit 10.6*	First Amendment to the Chesapeake Utilities Corporation Deferred Compensation Plan, dated December 28, 2010, is incorporated herein by reference to Exhibit 10.6 of our Annual Report on Form 10-K for the year ended December 31, 2010, File No. 001-11590.

• Exhibit 10.7	Consulting Agreement dated January 3, 2011, by and between Chesapeake Utilities Corporation and John R. Schimkaitis, is incorporated herein by reference to Exhibit 10.8 of our Annual Report on Form 10-K for the year ended December 31, 2010, File No. 001-11590.

• Exhibit 10.8*	Executive Employment Agreement dated January 14, 2011, by and between Chesapeake Utilities Corporation and Michael P. McMasters, is incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed January 21, 2011, File No. 001-11590.

• Exhibit 10.9*	Executive Employment Agreement dated December 31, 2009, by and between Chesapeake Utilities Corporation and Stephen C. Thompson, is incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed January 7, 2010, File No. 001-11590.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 124

• Exhibit 10.10*	Executive Employment Agreement dated December 31, 2009, by and between Chesapeake Utilities Corporation and Beth W. Cooper, is incorporated herein by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed January 7, 2010, File No. 001-11590.

• Exhibit 10.11*	Executive Employment Agreement dated December 31, 2009, by and between Chesapeake Utilities Corporation and Joseph Cummiskey, is incorporated herein by reference to Exhibit 10.5 of our Current Report on Form 8-K, filed January 7, 2010, File No. 001-11590.

• Exhibit 10.12*	Executive Employment Agreement dated March 3, 2011, by and between Chesapeake Utilities Corporation and Elaine B. Bittner, is incorporated herein by reference to Exhibit 10.13 of our Annual Report on Form 10-K for the year ended December 31, 2010, File No. 001-11590.

• Exhibit 10.13*	Amendment to Executive Employment Agreement, effective January 1, 2012, by and between Chesapeake Utilities Corporation and Elaine B. Bittner, is filed herewith.

• Exhibit 10.14*	Form of Performance Share Agreement effective January 7, 2009 for the period 2009 to 2011, pursuant to Chesapeake Utilities Corporation Performance Incentive Plan by and between Chesapeake Utilities Corporation and each of Michael P. McMasters, Beth W. Cooper and Stephen C. Thompson, is incorporated herein by reference to Exhibit 10.26 on Form 10-K for the year ended December 31, 2008, File No. 001-11590.

• Exhibit 10.15*	Form of Performance Share Agreement effective January 6, 2010 for the period 2010 to 2012, pursuant to Chesapeake Utilities Corporation Performance Incentive Plan by and between Chesapeake Utilities Corporation and each of Michael P. McMasters, Beth W. Cooper, Stephen C. Thompson, and Joseph Cummiskey is incorporated herein by reference to Exhibit 10.24 on Form 10-K for the year ended December 31, 2009, File No. 001-11590.

• Exhibit 10.16*	Performance Share Agreement dated January 20, 2010 for the period 2010 to 2011, pursuant to Chesapeake Utilities Corporation Performance Incentive Plan by and between Chesapeake Utilities Corporation and Joseph Cummiskey is incorporated herein by reference to Exhibit 10.24 on Form 10-K for the year ended December 31, 2009, File No. 001-11590.

• Exhibit 10.17*	Form of Performance Share Agreement effective January 14, 2011 for the period 2011 to 2013, pursuant to Chesapeake Utilities Corporation Performance Incentive Plan by and between Chesapeake Utilities Corporation and each of Michael P. McMasters, Beth W. Cooper, Stephen C. Thompson, Joseph Cummiskey, and Elaine B. Bittner, is incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed January 21, 2011, File No. 001-11590.

• Exhibit 10.18*	Form of Performance Share Agreement effective January 14, 2011 for the period 2011 to 2012, pursuant to Chesapeake Utilities Corporation Performance Incentive Plan by and between Chesapeake Utilities Corporation and each of Michael P. McMasters and Elaine B. Bittner, is incorporated herein by reference to Exhibit 10.28 of our Annual Report on Form 10-K for the year ended December 31, 2010, File No. 001-11590.

• Exhibit 10.19*	Chesapeake Utilities Corporation Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009, is incorporated herein by reference to Exhibit 10.27 of our Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-11590.

• Exhibit 10.20*	First Amendment to the Chesapeake Utilities Corporation Supplemental Executive Retirement Plan as amended and restated effective January 1, 2009, is incorporated herein by reference to Exhibit 10.30 of our Annual Report on Form 10-K for the year ended December 31, 2010, File No. 001-11590.

• Exhibit 10.21*	Chesapeake Utilities Corporation Supplemental Executive Retirement Savings Plan, as amended and restated effective January 1, 2009, is incorporated herein by reference to Exhibit 10.28 of our Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-11590.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 125

• Exhibit 10.22*	First Amendment to the Chesapeake Utilities Corporation Supplemental Executive Retirement Savings Plan, dated October 28, 2010, is incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the period ended September 30, 2010, File No. 001-11590.

• Exhibit 10.23	Amended and Restated Electric Service Contract between Florida Public Utilities Company and JEA dated November 6, 2008, is incorporated herein by reference to Exhibit 10.1 of Florida Public Utilities Company’s Current Report on Form 8-K, filed on November 6, 2008, File No. 001-10908.

• Exhibit 10.24	Networking Operating Agreement between Florida Public Utilities Company and Southern Company Services, Inc. dated December 27, 2007 and amended on June 3, 2008, is incorporated herein by reference to Exhibit 10.3 of Florida Public Utilities Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008, File No. 001-10608.

• Exhibit 10.25	Network Integration Transmission Service Agreement between Florida Public Utilities Company and Southern Company Services, Inc. dated December 27, 2007 and amended on June 3, 2008, is incorporated herein by reference to Exhibit 10.4 of Florida Public Utilities Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008, File No. 001-10608.

• Exhibit 10.26	Form of Service Agreement for Firm Transportation Service between Florida Public Utilities Company and Florida Gas Transmission Company, LLC dated November 1, 2007 for the period November 2007 to February 2016 (Contract No. 107033), is incorporated herein by reference to Exhibit 10.1 of Florida Public Utilities Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, File No. 001-10608.

• Exhibit 10.27	Form of Service Agreement for Firm Transportation Service between Florida Public Utilities Company and Florida Gas Transmission Company, LLC dated November 1, 2007 for the period November 2007 to March 2022 (Contract No. 107034), is incorporated herein by reference to Exhibit 10.2 of Florida Public Utilities Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, File No. 001-10608.

• Exhibit 10.28	Form of Service Agreement for Firm Transportation Service between Florida Public Utilities Company and Florida Gas Transmission Company, LLC dated November 1, 2007 for the period November 2007 to February 2022 (Contract No. 107035), is incorporated herein by reference to Exhibit 10.3 of Florida Public Utilities Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, File No. 001-10608.

• Exhibit 10.29	Precedent Agreement between Chesapeake Utilities Corporation and Texas Eastern Transmission LP, dated April 8, 2010 is incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the period ended March 31, 2010, File No. 001-11590.

• Exhibit 10.30	Form of Franchise Agreement between Florida Public Utilities Company and the city of Marianna, effective February 1, 2010, is incorporated herein by reference to Exhibit 10.41 of our Annual Report on Form 10-K for the year ended December 31, 2010, File No. 001-1068.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 126

• Exhibit 10.31	Form of Service Agreement for Generation Services entered into by Florida Public Utilities Company and Gulf Power Company, dated December 28, 2006, effective January 1, 2008 is hereby incorporated herein by reference to Exhibit 10(s) on Florida Public Utilities Company’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 001-10608.

• Exhibit 10.32	Amendment to Form of Service Agreement for Generation Services entered into by Florida Public Utilities Company and Gulf Power Company, effective January 25, 2011, is incorporated herein by reference to Exhibit 10.43 of our Annual Report on Form 10-K for the year ended December 31, 2010, File No. 001-10608.

• Exhibit 12	Computation of Ratio of Earning to Fixed Charges is filed herewith.

• Exhibit 14.1	Code of Ethics for Financial Officers is filed herewith.

• Exhibit 14.2	Business Code of Ethics and Conduct is filed herewith.

• Exhibit 21	Subsidiaries of the Registrant is filed herewith.

• Exhibit 23.1	Consent of Independent Registered Public Accounting Firm is filed herewith.

• Exhibit 31.1	Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to Exchange Act Rule 13a-14(a) and 15d – 14(a), dated March 7, 2012, is filed herewith.

• Exhibit 31.2	Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to Exchange Act Rule 13a-14(a) and 15d – 14(a), dated March 7, 2012, is filed herewith.

• Exhibit 32.1	Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350, dated March 7, 2012, is filed herewith.

• Exhibit 32.2	Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350, dated March 7, 2012, is filed herewith.

• Exhibit 101. INS**	XBRL Instance Document

• Exhibit 101. SCH**	XBRL Taxonomy Extension Schema Document

• Exhibit 101. CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

• Exhibit 101. DEF**	XBRL Taxonomy Extension Definition Linkbase Document

• Exhibit 101. LAB**	XBRL Taxonomy Extension Label Linkbase Document

• Exhibit 101. PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or agreement.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 of this Annual Report on Form 10-K shall not be subject to the liability of Section 18 of the Securities Exchange Act of 1934 and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

Chesapeake Utilities Corporation 2011 Form 10-K      Page 127

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Chesapeake Utilities Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE UTILITIES CORPORATION

By:	/s/ MICHAEL P. MCMASTERS
Michael P. McMasters,
President and Chief Executive Officer
Date: March 7, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ RALPH J. ADKINS	/S/ MICHAEL P. MCMASTERS
Ralph J. Adkins,	Michael P. McMasters,
Chairman of the Board and Director Date: February 29, 2012	President, Chief Executive Officer and Director Date: March 7, 2012

/S/ BETH W. COOPER	/S/ EUGENE H. BAYARD,ESQ
Beth W. Cooper, Senior Vice President	Eugene H. Bayard, Director
and Chief Financial Officer	Date: February 29, 2012
(Principal Financial and Accounting Officer)
Date: March 7, 2012

/S/ RICHARD BERNSTEIN	/S/ THOMAS J. BRESNAN
Richard Bernstein, Director	Thomas J. Bresnan, Director
Date: February 29, 2012	Date: March 5, 2012

/S/ THOMAS P. HILL, JR.	/S/ DENNIS S. HUDSON, III
Thomas P. Hill, Jr., Director	Dennis S. Hudson, III, Director
Date: February 29, 2012	Date: February 29, 2012

/S/ PAUL L. MADDOCK, JR.	/S/ J. PETER MARTIN
Paul L. Maddock, Jr., Director	J. Peter Martin, Director
Date: February 29, 2012	Date: February 29, 2012

/S/ JOSEPH E. MOORE, ESQ	/S/ CALVERT A. MORGAN, JR
Joseph E. Moore, Esq., Director	Calvert A. Morgan, Jr., Director
Date: February 29, 2012	Date: February 29, 2012

/S/ DIANNA F. MORGAN	/S/ JOHN R. SCHIMKAITIS
Dianna F. Morgan, Director	John R. Schimkaitis
Date: February 29, 2012	Vice Chairman of the Board and Director
Date: February 29, 2012

Chesapeake Utilities Corporation 2011 Form 10-K      Page 128

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Chesapeake Utilities Corporation

The audit referred to in our report dated March 7, 2012 relating to the consolidated financial statements of Chesapeake Utilities Corporation as of December 31, 2011 and 2010 and for each of the years in the three-year period ended December 31, 2011, which is contained in Item 8 of this Form 10-K also included the audits of the financial statement schedule listed in Item 15(a)2. This financial statement schedule is the responsibility of the Chesapeake Utilities Corporation’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ ParenteBeard LLC
ParenteBeard LLC Malvern, Pennsylvania March 7, 2012

Chesapeake Utilities Corporation and Subsidiaries

Schedule II

Valuation and Qualifying Accounts

		Additions
	Balance at Beginning of Year	Charged to Income	Other Accounts (1)	Deductions (2)	Balance at End of Year
For the Year Ended December 31,
Reserve Deducted From Related Assets
Reserve for Uncollectible Accounts
(In thousands)
2011	$1,194	$1,157	$293	$(1,554)	$1,090
2010	$1,609	$1,129	$181	$(1,725)	$1,194
2009	$1,159	$1,138	$616	$(1,304)	$1,609

(1)	Recoveries.
(2)	Uncollectible accounts charged off.