Form 10-K/A
period 2011-12-31
CHESAPEAKE UTILITIES CORP
filed 2012-03-09
CIK 19745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

302-734-6799

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock—par value per share $0.4867	New York Stock Exchange, Inc.

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

As of February 29, 2012 9,576,780 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference in Part II and Part III.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment”) to Chesapeake Utilities Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, originally filed with the Securities and Exchange Commission on March 7, 2012 (the “Original Filing”), is being filed for the sole purpose of amending the Exhibits contained in Item 15(a)(3) of Part IV to include Exhibit 10.33, which was inadvertently omitted in the Original Filing. Except as described above, no other changes have been made to the Original Filing, and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Amendment does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, this Amendment also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

1.	Financial Statements:

•	Report of Independent Registered Public Accounting Firm (1);

•	Consolidated Statements of Income for each of the three years ended December 31, 2011, 2010, and 2009(1);

•	Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2011, 2010, and 2009(1);

•	Consolidated Balance Sheets at December 31, 2011 and December 31, 2010(1);

•	Consolidated Statements of Cash Flows for each of the three years ended December 31, 2011, 2010, and 2009(1);

•	Consolidated Statements of Stockholders’ Equity for each of the three years ended December 31, 2011, 2010, and 2009(1); and

•	Notes to the Consolidated Financial Statements. (1)

2.	Financial Statement Schedules:

•	Report of Independent Registered Public Accounting Firm (1); and

•	Schedule II - Valuation and Qualifying Accounts (1).

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

•	Exhibit 10.13*	Amendment to Executive Employment Agreement, effective January 1, 2012, by and between Chesapeake Utilities Corporation and Elaine B. Bittner. (1)

•	Exhibit 10.14*

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

•	Exhibit 10.33	Separation Agreement and Release executed on February 25, 2012, by and between Chesapeake Utilities Corporation and Joseph Cummiskey. (2)

•	Exhibit 12	Computation of Ratio of Earning to Fixed Charges. (1)

•	Exhibit 14.1	Code of Ethics for Financial Officers. (1)

•	Exhibit 14.2	Business Code of Ethics and Conduct. (1)

•	Exhibit 21	Subsidiaries of the Registrant. (1)

•	Exhibit 23.1	Consent of Independent Registered Public Accounting Firm. (1)

•	Exhibit 31.1	Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to Exchange Act Rule 13a-14(a) and 15d – 14(a). (2)

•	Exhibit 31.2	Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to Exchange Act Rule 13a-14(a) and 15d – 14(a). (2)

•	Exhibit 32.1	Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350, dated March 7, 2012. (1)

•	Exhibit 32.2	Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350, dated March 7, 2012. (1)

•	Exhibit 101.INS**	XBRL Instance Document (3)

•	Exhibit 101.SCH**	XBRL Taxonomy Extension Schema Document (3)

•	Exhibit 101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document (3)

•	Exhibit 101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document (3)

•	Exhibit 101.LAB**	XBRL Taxonomy Extension Label Linkbase Document (3)

•	Exhibit 101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document (3)

*	Management contract or compensatory plan or agreement.

**

XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 of the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 7, 2012, shall not be subject to the liability of Section 18 of the Securities Exchange Act of 1934 and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth in specific reference in such filing.

(1)	Previously filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011, File No. 001-11590.

(2)	Filed herewith.

(3)	Previously furnished as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011, File No. 001-11590.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Chesapeake Utilities Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE UTILITIES CORPORATION

By:	/s/ MICHAEL P. MCMASTERS
Michael P. McMasters, President and Chief Executive Officer Date: March 9, 2012