Form 10-Q
period 2012-09-30
CHESAPEAKE UTILITIES CORP
filed 2012-11-08
CIK 19745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

Common Stock, par value $0.4867 — 9,594,446 shares outstanding as of October 31, 2012.

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

Come-Back filing: The regulatory filing that was required by the Florida PSC within 18 months of the completion of the FPU merger to detail known benefits, synergies, cost savings and cost increases as a result of the merger.

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

Xeron, Inc. (Xeron): A wholly owned propane wholesale marketing subsidiary of Chesapeake based in Houston, Texas.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Chesapeake Utilities Corporation and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

For the Three Months Ended September 30,	2012	2011
(in thousands, except shares and per share data)
Operating Revenues
Regulated Energy	$52,196	$53,651
Unregulated Energy	23,259	23,721
Other	2,720	3,238

Total operating revenues	78,175	80,610

Operating Expenses
Regulated energy cost of sales	22,102	25,811
Unregulated energy and other cost of sales	17,602	20,306
Operations	20,804	19,560
Maintenance	1,801	2,029
Depreciation and amortization	5,767	4,978
Other taxes	2,535	2,332

Total operating expenses	70,611	75,016

Operating Income	7,564	5,594

Other (loss) income, net of expenses	(136)	649

Interest charges	2,126	2,389

Income Before Income Taxes	5,302	3,854

Income tax expense	2,083	1,457

Net Income	$3,219	$2,397

Weighted-Average Common Shares Outstanding:
Basic	9,592,417	9,564,012
Diluted	9,676,658	9,657,970

Earnings Per Share of Common Stock:
Basic	$0.34	$0.25
Diluted	$0.33	$0.25

Cash Dividends Declared Per Share of Common Stock	$0.365	$0.345

The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

For the Nine Months Ended September 30,	2012	2011
(in thousands, except shares and per share data)
Operating Revenues
Regulated Energy	$180,045	$192,713
Unregulated Energy	93,323	112,164
Other	9,619	9,162

Total operating revenues	282,987	314,039

Operating Expenses
Regulated energy cost of sales	81,207	98,683
Unregulated energy and other cost of sales	72,056	89,017
Operations	60,831	59,796
Maintenance	5,635	5,624
Depreciation and amortization	17,413	14,936
Other taxes	7,753	7,774

Total operating expenses	244,895	275,830

Operating Income	38,092	38,209
Other income, net of expenses	212	699
Interest charges	6,657	6,654

Income Before Income Taxes	31,647	32,254
Income tax expense	12,641	12,590

Net Income	$19,006	$19,664

Weighted-Average Common Shares Outstanding:
Basic	9,583,316	9,552,472
Diluted	9,673,681	9,647,632
Earnings Per Share of Common Stock:
Basic	$1.98	$2.06
Diluted	$1.97	$2.04
Cash Dividends Declared Per Share of Common Stock	$1.080	$1.020

The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months		Nine months
For the periods ended September 30,	2012	2011	2012	2011
(in thousands)
Net Income	$3,219	$2,397	$19,006	$19,664
Other Comprehensive Income, net of tax:
Employee Benefits net of tax:
Amortization of prior service cost, net of tax of ($6), $1, $(19) and $4, respectively	(9)	2	(28)	6
Amortization of actuarial gain/loss, net of tax of $51, $120, $152 and $359, respectively	76	180	228	537

Other comprehensive income	67	182	200	543

Comprehensive income	$3,286	$2,579	$19,206	$20,207

The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

Assets	September 30, 2012	December 31, 2011
(in thousands, except shares and per share data)
Property, Plant and Equipment
Regulated energy	$549,318	$528,790
Unregulated energy	68,956	67,327
Other	19,031	19,988

Total property, plant and equipment	637,305	616,105
Less: Accumulated depreciation and amortization	(150,859)	(137,784)
Plus: Construction work in progress	36,745	9,383

Net property, plant and equipment	523,191	487,704

Current Assets
Cash and cash equivalents	2,046	2,637
Accounts receivable (less allowance for uncollectible accounts of $961 and $1,090, respectively)	42,107	76,605
Accrued revenue	8,394	10,403
Propane inventory, at average cost	6,256	9,726
Other inventory, at average cost	3,284	4,785
Regulatory assets	2,745	1,846
Storage gas prepayments	4,593	5,003
Income taxes receivable	7,967	6,998
Deferred income taxes	2,158	2,712
Prepaid expenses	6,097	5,072
Mark-to-market energy assets	721	1,754
Other current assets	121	219

Total current assets	86,489	127,760

Deferred Charges and Other Assets
Goodwill	4,090	4,090
Other intangible assets, net	2,879	3,127
Investments, at fair value	4,670	3,918
Regulatory assets	75,634	79,256
Receivables and other deferred charges	2,999	3,211

Total deferred charges and other assets	90,272	93,602

Total Assets	$699,952	$709,066

The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

Capitalization and Liabilities	September 30, 2012	December 31, 2011
(in thousands, except shares and per share data)
Capitalization
Stockholders’ equity
Common stock, par value $0.4867 per share (authorized 25,000,000 shares)	$4,669	$4,656
Additional paid-in capital	150,230	149,403
Retained earnings	99,912	91,248
Accumulated other comprehensive loss	(4,327)	(4,527)
Deferred compensation obligation	970	817
Treasury stock	(970)	(817)

Total stockholders’ equity	250,484	240,780

Long-term debt, net of current maturities	108,721	110,285

Total capitalization	359,205	351,065

Current Liabilities
Current portion of long-term debt	8,196	8,196
Short-term borrowing	30,756	34,707
Accounts payable	35,478	55,581
Customer deposits and refunds	29,832	30,918
Accrued interest	3,146	1,637
Dividends payable	3,501	3,300
Accrued compensation	6,417	6,932
Regulatory liabilities	2,641	6,653
Mark-to-market energy liabilities	556	1,496
Other accrued liabilities	10,078	8,079

Total current liabilities	130,601	157,499

Deferred Credits and Other Liabilities
Deferred income taxes	127,262	115,624
Deferred investment tax credits	127	171
Regulatory liabilities	3,479	3,564
Environmental liabilities	9,170	9,492
Other pension and benefit costs	22,947	26,808
Accrued asset removal cost—Regulatory liability	37,899	36,584
Other liabilities	9,262	8,259

Total deferred credits and other liabilities	210,146	200,502

Other commitments and contingencies (Note 6)

Total Capitalization and Liabilities	$699,952	$709,066

The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30,	2012	2011
(in thousands)
Operating Activities
Net Income	$19,006	$19,664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,413	14,936
Depreciation and accretion included in other costs	4,079	3,755
Deferred income taxes, net	12,102	14,183
(Gain) loss on sale of assets	18	(449)
Unrealized (gain) loss on commodity contracts	147	(33)
Unrealized gain on investments	(401)	(51)
Realized gain on sale of investments, net	(20)	—
Employee benefits	435	823
Share-based compensation	1,111	1,078
Other, net	(21)	(43)
Changes in assets and liabilities:
Sale (purchase) of investments	(292)	699
Accounts receivable and accrued revenue	36,523	28,975
Propane inventory, storage gas and other inventory	3,722	159
Regulatory assets	(249)	962
Prepaid expenses and other current assets	(856)	(744)
Accounts payable and other accrued liabilities	(20,138)	(24,884)
Income taxes receivable	(1,010)	(3,064)
Accrued interest	1,509	1,562
Customer deposits and refunds	(1,086)	727
Accrued compensation	(554)	(1,220)
Regulatory liabilities	(4,097)	(1,534)
Other liabilities	(3,245)	(2,727)

Net cash provided by operating activities	64,096	52,774

Investing Activities
Property, plant and equipment expenditures	(50,982)	(33,377)
Proceeds from sales of assets	2,281	905
Purchase of investments	(124)	(300)
Environmental expenditures	(345)	(525)

Net cash used in investing activities	(49,170)	(33,297)

Financing Activities
Common stock dividends	(9,160)	(8,673)
Purchase of stock for Dividend Reinvestment Plan	(946)	(920)
Change in cash overdrafts due to outstanding checks	(4,181)	1,079
Net repayment under line of credit agreements	229	(9,346)
Other short-term borrowing	—	(29,100)
Proceeds from issuance of long-term debt	—	29,000
Repayment of long-term debt	(1,459)	(1,390)

Net cash used in financing activities	(15,517)	(19,350)

Net Increase (Decrease) in Cash and Cash Equivalents	(591)	127
Cash and Cash Equivalents — Beginning of Period	2,637	1,643

Cash and Cash Equivalents — End of Period	$2,046	$1,770

The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock				Accumulated
(in thousands, except shares and per share data)	Number of Shares(1)	Par Value	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Deferred Compensation	Treasury Stock	Total
Balances at December 31, 2010	9,524,195	$4,635	$148,159	$76,805	($3,360)	$777	($777)	$226,239
Net Income				27,622				27,622
Other comprehensive loss					(1,167)			(1,167)
Dividend Reinvestment Plan	—	—	(22)					(22)
Retirement Savings Plan	2,002	1	79					80
Conversion of debentures	10,680	5	176					181
Share-based compensation (2) (3)	30,430	15	998					1,013
Tax benefit on share-based compensation			13					13
Deferred Compensation Plan						40	(40)	—
Purchase of treasury stock	(993)						(40)	(40)
Sale and distribution of treasury stock	993						40	40
Dividends on share-based compensation				(129)				(129)
Cash dividends (4)				(13,050)				(13,050)

Balances at December 31, 2011	9,567,307	4,656	149,403	91,248	(4,527)	817	(817)	240,780
Net Income				19,006				19,006
Other comprehensive income					200			200
Dividend Reinvestment Plan	—	—	(5)					(5)
Conversion of debentures	6,572	3	108					111
Share-based compensation (2) (3)	19,217	10	724					734
Deferred Compensation Plan						153	(153)	—
Purchase of treasury stock	(768)						(33)	(33)
Sale and distribution of treasury stock	768						33	33
Dividends on share-based compensation				(36)				(36)
Cash dividends (4)				(10,306)				(10,306)

Balances at September 30, 2012	9,593,096	$4,669	$150,230	$99,912	($4,327)	$970	($970)	$250,484

(1)	Includes 33,169 and 30,597 shares at September 30, 2012 and December 31, 2011, respectively, held in a Rabbi Trust established by the Company relating to the Deferred Compensation Plan.
(2)	Includes amounts for shares issued for Directors' compensation.
(3)

The shares issued under the Performance Incentive Plan ("PIP") are net of shares withheld for employee taxes. For nine months ended September 30, 2012 and for the year ended December 31, 2011, the Company withheld 5,670 and 12,234 shares, respectively, for taxes.

(4)	Cash dividends per share for the periods ended September 30, 2012 and December 31, 2011 were $1.080 and $1.365 respectively.

The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Summary of Accounting Policies

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

Reclassifications

We reclassified certain amounts in the condensed consolidated statement of income for the three and nine months ended September 30, 2011, in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2012, and in the condensed consolidated balance sheet as of December 31, 2011 to conform to the current year’s presentation. We also reclassified certain segment information as of December 31, 2011, and for the three and nine months ended September 30, 2011 to conform to the current year’s presentation. These reclassifications are considered immaterial to the overall presentation of our condensed consolidated financial statements.

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

In June and July 2012, FPU entered into a contract to sell its land located in West Palm Beach, Florida and a contract to purchase two parcels of land also located in the same city. FPU entered into the contract to sell its land and the contract to purchase one of the parcels to effectively exchange those lands. Therefore, these transactions will be accounted for as a non-monetary exchange and are expected to qualify as a “like-kind” exchange for income tax purposes. There will be no gain or loss related to the exchange portion of these transactions. The contract to purchase the other parcel of land will be recorded at the purchase price allocated to that parcel, which is approximately $600,000. The transactions are expected to be completed in the fourth quarter of 2012.

Financial Accounting Standards Board (“FASB”) Statements and Other Authoritative Pronouncements

Recently Adopted Accounting Standards

In September 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which allows an entity to assess qualitatively whether it is necessary to perform step one of the two-step annual goodwill impairment test. Step one would be required if it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount. This differs from previous guidance, which required entities to perform step one of the test, at least annually, by comparing the fair value of a reporting unit to its carrying amount. An entity may elect to bypass the qualitative assessment and proceed directly to step one, for any reporting unit, in any period. ASU 2011-08 does not change the guidance on when to test goodwill for impairment. The amendments in ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted the guidance of ASU 2011-08, effective January 1, 2012. Adoption of ASU 2011-08 did not have a material impact on our financial position and results of operations.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” Amendments in the ASU do not extend the use of fair value accounting but provide guidance on how it should be applied where its use is already required or permitted by other standards within International Financial Accounting Standards (“IFRS”) or GAAP. ASU 2011-04 supersedes most of the guidance in Topic 820, although many of the changes are clarifications of existing guidance or wording changes to align with IFRS. Certain amendments in ASU 2011-04 change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements. The amendments in ASU 2011-04 are effective for public entities for interim and annual periods beginning after December 15, 2011, and should be applied prospectively. We adopted the guidance of ASU 2011-04, effective January 1, 2012, and provided additional disclosures as required. Adoption of ASU 2011-04 did not have a material impact on our financial position and results of operations.

2.	Calculation of Earnings Per Share

	Three Months		Nine Months
For the Periods Ended September 30,	2012	2011	2012	2011
(in thousands, except shares and per share data)
Calculation of Basic Earnings Per Share:
Net Income	$3,219	$2,397	$19,006	$19,664
Weighted average shares outstanding	9,592,417	9,564,012	9,583,316	9,552,472

Basic Earnings Per Share	$0.34	$0.25	$1.98	$2.06

Calculation of Diluted Earnings Per Share:
Reconciliation of Numerator:
Net Income	$3,219	$2,397	$19,006	$19,664
Effect of 8.25% Convertible debentures	13	15	41	46

Adjusted numerator — Diluted	$3,232	$2,412	$19,047	$19,710

Reconciliation of Denominator:
Weighted shares outstanding — Basic	9,592,417	9,564,012	9,583,316	9,552,472
Effect of dilutive securities:
Share-based Compensation	23,770	23,925	22,684	22,623
8.25% Convertible debentures	60,471	70,033	67,681	72,537

Adjusted denominator — Diluted	9,676,658	9,657,970	9,673,681	9,647,632

Diluted Earnings Per Share	$0.33	$0.25	$1.97	$2.04

3.	Acquisition

On June 22, 2012, we entered into an agreement to purchase the operating assets of The Eastern Shore Gas Company and its affiliates (collectively, “ESG”). These assets are currently used to provide propane distribution service in Worcester County, Maryland to approximately 11,000 residential and commercial customers through underground propane gas distribution systems and to over 500 customers through bulk propane delivery service. The purchase price is approximately $16.5 million, which is subject to certain adjustments as specified in the purchase agreement. At the closing of the purchase, we will enter into a capacity, supply and operating agreement with ESG for supply and storage of propane, which will be utilized to serve the ESG system customers. We are evaluating the potential conversion of some of the underground propane distribution systems to natural gas where it is both economical and feasible. The transaction is subject to approval by the Maryland Public Service Commission (“PSC”), the receipt of consents of certain local jurisdictions to the assignment of certain franchise agreements and satisfaction of other closing conditions. On September 7, 2012, we filed an application with the Maryland PSC for approval of the purchase (see Note 4, “Rates and Other Regulatory Activities,” for additional information). The transaction, which is a cash purchase of assets, is expected to be completed in 2013. We expect to finance the acquisition using unsecured short-term debt.

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

Delaware

On September 1, 2011, the Delaware division filed with the Delaware PSC its annual Gas Service Rates (“GSR”) Application, seeking approval to change its GSR, effective November 1, 2011. On September 20, 2011, the Delaware PSC authorized the Delaware division to implement the GSR charges, as filed on November 1, 2011, on a temporary basis. The Delaware PSC granted approval of the GSR charges at its regularly scheduled meeting on July 17, 2012.

On June 18, 2012, the Delaware division filed an application with the Delaware PSC requesting approval for a Town of Selbyville Franchise Fee Rider. This rider allows the Delaware division to charge all natural gas customers within the town limits the franchise fee paid by the Delaware division to the Town of Selbyville as a condition to providing natural gas service. The Delaware PSC granted approval of this Franchise Fee Rider on August 7, 2012.

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

On July 3, 2012, the Delaware PSC officially opened the docket and set a period for formal interventions to be filed. The parties are in the process of developing a procedural schedule for this proceeding. We anticipate that the Delaware PSC will render a final decision on these proposals in the first quarter of 2013.

On September 21, 2012, the Delaware division filed with the Delaware PSC its annual GSR Application, seeking approval to change its GSR, effective November 1, 2012. On October 9, 2012, the Delaware PSC authorized the Delaware division to implement the GSR charges, as filed, effective November 1, 2012, on a temporary basis and subject to refund, pending the completion of a full evidentiary hearing and a final decision.

Maryland

On September 7, 2012, we filed an application with the Maryland PSC for approval of the purchase of the ESG operating assets and the transfer of the ESG franchises to Chesapeake (see Note 3, “Acquisition,” for additional information on the ESG asset purchase). In this application, we also requested the Maryland PSC to approve the overall regulatory framework, which we proposed for our operation in Worcester County. The proposed regulatory framework includes: (i) a request for approval of a new gas service tariff and rates applicable to natural gas and propane distribution customers in Worcester County, including the customers currently being served by ESG; (ii) a request for approval of the capacity, supply and operating agreement with ESG for the supply and storage of propane, which will be utilized to serve the ESG system customers; and (iii) a request for approval of the accounting treatment for certain of the purchased assets. We anticipate that the Maryland PSC will render a final decision on this filing in 2013.

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

We also recorded as a regulatory asset $18.1 million related to the gross-up of the acquisition adjustment for income tax. Of the $2.2 million of merger-related costs, $1.3 million, which represents the portion of the merger-related costs allowed to be recovered in future rates after the effective date of the Florida PSC order, had previously been deferred as a regulatory asset. We also recorded as a regulatory asset $349,000 related to the gross-up of the merger-related costs for income tax. Based upon the effective date and outcome of the order, we began reflecting the amortization of the acquisition adjustment and merger-related costs as an expense in January 2012, and included $589,000 and $1.8 million of the amortization expense in depreciation and amortization in the accompanying condensed consolidated statement of income for the three and nine months ended September 30, 2012, respectively. We will record $2.4 million ($1.4 million, net of tax) in amortization expense related to these assets in 2012 and 2013, $2.3 million ($1.4 million, net of tax) in 2014 and $1.8 million ($1.1 million, net of tax) annually thereafter until 2039. These amortization expenses will be non-cash charges, and the net effect of the recovery will be positive cash flow. Over the long term, inclusion of the acquisition adjustment and merger-related costs in our rate base and the recovery of these regulatory assets through amortization expense will increase our earnings and cash flows above what we would have been able to achieve absent this regulatory authorization.

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

One of the agreements provides for the joint construction, ownership and operation of a pipeline extending approximately 16 miles from the Duval/Nassau County line to Amelia Island in Nassau County, Florida. Under the terms of the agreement, Peninsula Pipeline will own approximately 45 percent of this 16-mile pipeline, and its portion of the estimated project cost is expected to be approximately $5.8 million. Peoples Gas will operate the pipeline, and Peninsula Pipeline will be responsible for its portion of the operation and maintenance expenses of the pipeline based on its ownership percentage. The new jointly-owned pipeline is expected to be completed and placed into service in late 2012. Under a separate agreement, Peninsula Pipeline will contract with Peoples Gas for transportation service from the Peoples Gas interconnection point with an unaffiliated upstream interstate pipeline to the new jointly-owned pipeline for an annual charge of approximately $800,000. Peninsula Pipeline will then utilize the transportation agreement with Peoples Gas and the jointly-owned pipeline capacity to provide transmission service to FPU for an annual charge of approximately $2.1 million for its natural gas distribution service in Nassau County. The cost of transportation service paid to Peninsula Pipeline by FPU based on the Florida-PSC-approved annual rate is included in FPU’s fuel costs. In April 2012, pending the completion of the new 16-mile pipeline, Peninsula Pipeline commenced its service to FPU, using compressed natural gas.

Marianna Franchise: On July 7, 2009, the City Commission of Marianna, Florida (the “Marianna Commission”) adopted an ordinance granting a franchise to FPU, effective February 1, 2010, for a period not to exceed 10 years for the operation and distribution and/or sale of electric energy (the “Franchise Agreement”). The Franchise Agreement provides that FPU will develop and implement new time-of-use (“TOU”) and interruptible electric power rates, or other similar rates, mutually agreeable to FPU and the City of Marianna. The Franchise Agreement further provides for the TOU and interruptible rates to be effective no later than February 17, 2011, and available to all customers within FPU’s northwest division, which includes the City of Marianna. If the rates were not in effect by February 17, 2011, the City of Marianna would have the right to give notice to FPU within 180 days thereafter of its intent to exercise an option in the Franchise Agreement to purchase FPU’s property (consisting of the electric distribution assets) within the City of Marianna. Any such purchase would be subject to approval by the Marianna Commission, which would also need to approve the presentation of a referendum to voters in the City of Marianna for the approval of the purchase and the operation by the City of Marianna of an electric distribution facility. If the purchase is approved by the Marianna Commission and by the referendum, the closing of the purchase must occur within 12 months after the referendum is approved. If the City of Marianna elects to purchase the Marianna property, the Franchise Agreement requires the City of Marianna to pay FPU the fair market value for such property as determined by three qualified appraisers. Our future financial results would be negatively affected by the loss of earnings generated by FPU from its approximately 3,000 customers in the City of Marianna.

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

On January 26, 2011, FPU filed a petition with the Florida PSC for approval of an amendment to FPU’s Generation Services Agreement entered into between FPU and Gulf Power Company (“Gulf Power”). The amendment provides for a reduction in the capacity demand quantity, which generates the savings necessary to support the TOU and interruptible rates approved by the Florida PSC. The amendment also extends the current agreement by two years, with a new expiration date of December 31, 2019. By its order dated June 21, 2011, the Florida PSC approved the amendment. On July 12, 2011, the City of Marianna filed a protest of this decision and requested a hearing on the amendment. On January 24, 2012, the Florida PSC dismissed with prejudice the protest by the City of Marianna.

The City of Marianna filed an appeal with the Florida Supreme Court on March 7, 2012 and with the Florida PSC on March 19, 2012, seeking an appellate review of both of the decisions by the Florida PSC with respect to the protests by the City of Marianna and at this time, this appeal is pending before the Florida Supreme Court. These Florida PSC Dockets are currently in litigation status awaiting a decision by the Florida Supreme Court on the administrative appeal.

As disclosed in Note 6, “Other Commitments and Contingencies,” the City of Marianna, on March 2, 2011, filed a complaint against FPU in the Circuit Court of the Fourteenth Judicial Circuit in and for Jackson County, Florida, alleging breaches of the Franchise Agreement by FPU and seeking a declaratory judgment that the City of Marianna has the right to exercise its option to purchase FPU’s property in the City of Marianna in accordance with the terms of the Franchise Agreement. The litigation remains pending and all related litigation expenses have been recorded as operating expenses.

On August 27, 2012, FPU filed a petition with the Florida PSC for approval to defer, as a regulatory asset, the litigation expenses associated with the litigation initiated by the City of Marianna and to amortize previously expensed and future litigation expenses over five years beginning January 2013. The proposed amortization period corresponds to the remaining life of FPU’s Generation Services Agreement with Gulf Power prior to the pending amendment. At the October 16, 2012 agenda conference, the Florida PSC approved FPU’s request for deferral and amortization of the litigation expenses for accounting and reporting purposes. This approval does not change the current rates charged by FPU to its electric customers. FPU expects the Florida PSC to issue an order in mid-November affirming the approval at the October 16, 2012 agenda conference. We are currently assessing the potential impact under GAAP of the expected Florida PSC order regarding the litigation expenses. Any deferral of the previously expensed litigation expense will not be recorded until an order is issued by the Florida PSC. The total litigation expense associated with the City of Marianna litigation could be as high as $1.4 million by the end of 2012.

We have the following additional regulatory matters involving the City of Marianna:

On April 7, 2011, FPU filed a petition for approval of a mid-course reduction to its northwest division fuel rates based on two factors: (1) the amendment to the Generation Services Agreement with Gulf Power approved by the Florida PSC on June 21, 2011, and (2) a weather-related increase in sales resulting in an accelerated collection of the prior year’s under-recovered costs. Pursuant to its order dated July 5, 2011, the Florida PSC approved the petition, which reduced the fuel rates of FPU’s northwest division, which includes the fuel rates charged to customers in the City of Marianna.

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

Gas Reliability Infrastructure Program (“GRIP”): On February 3, 2012, FPU’s natural gas distribution operation and Chesapeake’s Florida division filed a petition with the Florida PSC for approval of a surcharge to customers for the GRIP. GRIP is designed to recover capital and other program-related-costs, inclusive of an appropriate return on investment, associated with accelerating the replacement of qualifying distribution mains and services (defined as any material other than coated steel or plastic (Polyethylene)) in their respective systems. We expect to incur approximately $75 million over a 10-year period to replace qualifying mains and services. At the August 14, 2012 agenda conference, the Florida PSC approved a GRIP for FPU and Chesapeake’s Florida division to provide an annual surcharge mechanism with quarterly reporting requirements, effective January 1, 2013. The first year surcharge will include investments made in the period from August 14, 2012 through December 31, 2013.

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

On July 12, 2012, FPU filed a petition with the Florida PSC for approval of recognition of a regulatory liability for a one-time tax contingency gain related to FPU’s income tax liability, which originated prior to the acquisition by Chesapeake from excess tax depreciation on vehicles. FPU recently determined that this tax liability was no longer needed because the applicable statute of limitation of the Internal Revenue Service and the tax remittance period related to this tax liability has expired. FPU believes that the treatment most consistent with prior regulatory treatment of one-time gains would be to record the amount as a regulatory liability and amortize that amount over a specified period. FPU proposed to establish approximately $1.9 million of regulatory liability ($1.2 million of the tax contingency gain and $748,000 as the tax gross-up) and amortize it over a period from January 2012 to October 2014. At the October 16, 2012 agenda conference, the Florida PSC approved FPU’s petition. FPU expects the Florida PSC to issue an order in mid-November affirming the approval at the October 16, 2012 agenda conference. Once an order is issued, FPU will begin to record the amortization of this regulatory liability, effective January 1, 2012, with the cumulative effect of the amortization recorded at that time.

On August 28, 2012, Chesapeake’s Florida Division filed a petition with the Florida PSC for approval of a special contract with one of its customers for transportation service under its Special Contract Service tariff. The initial term of the new Special Contract Service is three years with provisions for extension unless either party gives notice of termination to the other party. We expect the Florida PSC to address this petition at its November 27, 2012 agenda conference.

On September 28, 2012, FPU provided a letter to the Florida PSC stating its intent to request approval of a positive acquisition adjustment associated with FPU’s purchase of Indiantown Gas Company’s operating assets in 2010. FPU provided this letter to the Florida PSC in response to the most recent earnings surveillance report of the FPU-Indiantown division showing potential overearnings. In this letter, FPU also acknowledged the jurisdiction of the Florida PSC to calculate and dispose prospective overearnings, if any, occurring after October 1, 2012 that may be found at the conclusion of the acquisition adjustment proceeding. FPU plans to file its request for approval of the acquisition adjustment before the end of 2012.

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

Mainline Expansion Project: On May 14, 2012, Eastern Shore submitted to the FERC an Application for a Certificate of Public Convenience and Necessity for approval to construct, own and operate the facilities necessary to deliver additional firm service of 15,040 Dts/d to an existing electric power generation customer and to Chesapeake’s Delaware and Maryland divisions. The estimated capital cost of the project is approximately $16.3 million. The filing was publicly noticed on May 25, 2012. Two of Eastern Shore’s existing customers and Chesapeake’s Delaware and Maryland divisions filed motions to intervene in support of the project. One existing customer filed a motion to intervene and protest. On June 28, 2012, Eastern Shore submitted a response to the protest, and on August 31, 2012, the same existing customer filed a response to Eastern Shore’s response. We expect the FERC ruling on this application by the end of 2012.

Daleville Compressor Station Upgrade Filing: On October 12, 2012, Eastern Shore submitted to the FERC an Application for a Certificate of Public Convenience and Necessity, seeking authorization to construct, own, operate, and maintain a new gas fired compressor unit at its existing Daleville Compressor Station located in Chester County, Pennsylvania. The new compressor unit will provide 17,500 Dts/d of additional firm transportation service to two of Eastern Shore’s existing customers. In this application, Eastern Shore also included a description of a second new gas fired compressor unit to be installed at the Daleville Compressor Station, which will replace the three existing compressors that serve as back up units to existing primary compressor units. Eastern Shore also plans to replace the engine exhaust devices of the existing primary compressor units with air emissions control equipment to comply with new required environmental regulations. The replacement compressor unit and new engine exhaust devices will result in improved air emissions, reliability and flexibility on Eastern Shore’s system. Eastern Shore does not need specific FERC approval to construct the replacement compressor unit or emission controls. While approval is not required for the replacement compressor unit, Eastern Shore wants the FERC to be fully advised of these improvement efforts. The estimated capital costs of the project are approximately $12.1 million. Eastern Shore anticipates a completion date that will allow for service to commence utilizing the new facilities in November 2013.

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

On June 27, 2012, Eastern Shore submitted a combined filing for its Fuel Retention Percentage (“FRP”) and Cash-Out Surcharge to the FERC, which encompassed a 24-month period from April 2010 to March 2012. In the filing, Eastern Shore proposed to maintain its existing zero FRP rate and its existing zero rate for the Cash-Out Surcharge. Eastern Shore also proposed to refund approximately $320,000, inclusive of interest, to its eligible customers as a result of combining its over-recovered Gas Required for Operations and its over-recovered Cash-Out Cost. On October 19, 2012, the FERC issued an order accepting Eastern Shore’s proposal. The proposed refund has been accrued and included in regulatory liabilities (current) in the accompanying condensed consolidated balance sheet at September 30, 2012.

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

As of September 30, 2012, we had approximately $10.7 million in environmental liabilities related to all of FPU’s MGP sites in Florida, which include the Key West, Pensacola, Sanford and West Palm Beach sites, representing our estimate of the future costs associated with those sites. FPU has approval to recover up to $14.0 million of its environmental costs related to all of its MGP sites from insurance and from customers through rates, approximately $8.6 million of which has been recovered as of September 30, 2012. We also had approximately $5.4 million in regulatory assets for future recovery of environmental costs from FPU’s customers.

In addition to the FPU MGP sites, we had $207,000 in environmental liabilities as of September 30, 2012, related to Chesapeake’s MGP sites in Maryland and Florida, representing our estimate of future costs associated with these sites. As of September 30, 2012, we had approximately $702,000 in regulatory and other assets for future recovery through Chesapeake’s rates.

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

Sanford, Florida

FPU is the current owner of property in Sanford, Florida, which was a former MGP site that was operated by several other entities before FPU acquired the property. FPU was never an owner or an operator of the MGP. In January 2007, FPU and other responsible parties at the Sanford site (collectively with FPU the “Sanford Group”) signed a Third Participation Agreement, which provides for the funding of the final remedy approved by the Environmental Protection Agency (“EPA”) for the site. FPU’s share of remediation costs under the Third Participation Agreement is set at five percent of a maximum of $13 million, or $650,000. As of September 30, 2012, FPU has paid $650,000 to the Sanford Group escrow account for all of its share of the funding requirements.

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

As of September 30, 2012, FPU’s remaining remediation expenses, including attorneys’ fees and costs, are estimated to be $24,000. However, we are unable to determine, to a reasonable degree of certainty, whether the other members of the Sanford Group will accept FPU’s asserted defense to liability for costs exceeding $13.0 million as provided in the Third Participation Agreement to implement the final remedy for this site or will pursue a claim against FPU for a sum in excess of the $650,000 that FPU has paid under the Third Participation Agreement. No such claims have been made as of September 30, 2012.

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

Winter Haven, Florida

The Winter Haven site is located on the eastern shoreline of Lake Shipp, in Winter Haven, Florida. Pursuant to a consent order entered into with the FDEP, we are obligated to assess and remediate environmental impacts at this former MGP site. The recent groundwater sampling results show a continuing reduction in contaminant concentrations from the treatment system, which has been in operation since 2002. Currently, we predict that remedial action objectives could be met in approximately two to three years for the area being treated by the remediation system. On August 7, 2012, FDEP issued a letter discussing the need to evaluate further remedial options, which could incorporate risk-management options, including natural attenuation and the use of institutional and engineering controls. Modifications to the existing consent order and the remedial action plan modification could be required to incorporate risk-management options into the remedy for the site. If such modifications are required, we estimate that future remediation costs could be as much as $443,000, which includes an estimate of $100,000 to implement additional actions, such as institutional controls, at the site. If we are required to incur this cost, we continue to believe that the entire amount will be recoverable from customers through our approved rates.

The current treatment system at the Winter Haven site does not address impacted soils in the southwest corner of the site. In 2010, we obtained a conditional approval from FDEP for a soil excavation plan; however, because the costs associated with shoreline stabilization and dewatering are likely to be substantial, alternatives to this excavation plan are being evaluated.

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

Other

We have had discussions with the MDE regarding a former MGP site located in Cambridge, Maryland. The outcome of this matter cannot be determined at this time; therefore, we have not recorded an environmental liability for this location.

6.	Other Commitments and Contingencies

Litigation

On March 2, 2011, the City of Marianna filed a complaint against FPU in the Circuit Court of the Fourteenth Judicial Circuit in and for Jackson County, Florida. In the complaint, the City of Marianna alleged three breaches of the Franchise Agreement by FPU: (i) FPU failed to develop and implement TOU and interruptible rates that were mutually agreed to by the City of Marianna and FPU; (ii) mutually agreed upon TOU and interruptible rates by FPU were not effective or in effect by February 17, 2011; and (iii) FPU did not have such rates available to all of FPU’s customers located within and without the corporate limits of the City of Marianna. The City of Marianna is seeking a declaratory judgment allowing it to exercise its option under the Franchise Agreement to purchase FPU’s property (consisting of the electric distribution assets) within the City of Marianna. Any such purchase would be subject to approval by the Marianna Commission, which would also need to approve the presentation of a referendum to voters in the City of Marianna related to the purchase and the operation by the City of Marianna of an electric distribution facility. If the purchase is approved by the Marianna Commission and the referendum is approved by the voters, the closing of the purchase must occur within 12 months after the referendum is approved. On March 28, 2011, FPU filed its answer to the declaratory action by the City of Marianna, in which it denied the material allegations by the City of Marianna and asserted several affirmative defenses. On August 3, 2011, the City of Marianna notified FPU that it was formally exercising its option to purchase FPU’s property. On August 31, 2011, FPU advised the City of Marianna that it has no right to exercise the purchase option under the Franchise Agreement and that FPU would continue to oppose the effort by the City of Marianna to purchase FPU’s property. In December 2011, the City of Marianna filed a motion for summary judgment. FPU opposed the motion. On April 3, 2012, the court conducted a hearing on the City of Marianna’s motion for summary judgment. The court subsequently denied in part and granted in part the City of Marianna’s motion after concluding that fact issues remained for trial with respect to each of the three alleged breaches of the Franchise Agreement. Mediation was conducted on May 11, 2012, and again on July 6, 2012, but no resolution was reached. The parties will continue to conduct informal negotiations to explore a potential settlement. The case was originally scheduled for trial in October 2012, however, due to a scheduling conflict, the trial has been rescheduled to February 2013. Unless resolved through informal negotiations, we anticipate that the case will be tried and intend to defend this lawsuit vigorously. We also intend to oppose the adoption of any proposed referendum to approve the purchase of the FPU property by the City of Marianna. We have expensed approximately $1.2 million in legal costs associated with this litigation, approximately $689,000 of which was expensed in 2012. The total litigation expense associated with this litigation could be as high as $1.4 million by the end of 2012.

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

FPU’s electric fuel supply contracts require FPU to maintain an acceptable standard of creditworthiness based on specific financial ratios. FPU’s agreement with JEA (formerly known as Jacksonville Electric Authority) requires FPU to comply with the following ratios based on the results of the prior 12 months: (a) total liabilities to tangible net worth less than 3.75 times, and (b) fixed charge coverage ratio greater than 1.5 times. If either ratio is not met by FPU, it has 30 days to cure the default or provide an irrevocable letter of credit if the default is not cured. FPU’s electric fuel supply agreement with Gulf Power requires FPU to meet the following ratios based on the average of the prior nine quarters: (a) funds from operations interest coverage ratio (minimum of 2 times), and (b) total debt to total capital (maximum of 65 percent). If FPU fails to meet the requirements, it has to provide the supplier a written explanation of actions taken or proposed to be taken to become compliant. Failure to comply with the ratios specified in the Gulf Power agreement could result in FPU providing an irrevocable letter of credit. As of September 30, 2012, FPU was in compliance with all of the requirements of its fuel supply contracts.

Corporate Guarantees

The Board of Directors has authorized the Company to issue corporate guarantees securing obligations of our subsidiaries and to obtain letters of credit securing our obligations, including the obligations of our subsidiaries. The maximum authorized liability under such guarantees and letters of credit is $45 million.

We have issued corporate guarantees to certain vendors of our subsidiaries, primarily for our propane wholesale marketing subsidiary and our natural gas marketing subsidiary. These corporate guarantees provide for the payment of propane and natural gas purchases in the event of the respective subsidiary’s default. Neither subsidiary has ever defaulted on its obligations to pay its suppliers. The liabilities for these purchases are recorded in the condensed consolidated financial statements when incurred. The aggregate amount guaranteed at September 30, 2012 was $28.5 million, with the guarantees expiring on various dates through September 2013.

Chesapeake guarantees the payment of FPU’s first mortgage bonds. The maximum exposure under the guarantee is the outstanding principal plus accrued interest balances. The outstanding principal balances of FPU’s first mortgage bonds approximate their carrying values (see Note 13, “Long-Term Debt,” to the condensed consolidated financial statements for further details).

In addition to the corporate guarantees, we have issued a letter of credit for $1.0 million, which expires on September 12, 2013, related to the electric transmission services for FPU’s northwest electric division. We have also issued a letter of credit to our current primary insurance company for $656,000, which expires on December 2, 2012, as security to satisfy the deductibles under our various outstanding insurance policies. As a result of a change in our primary insurance company in 2010, we renewed and decreased the letter of credit for $304,000 to our former primary insurance company, which will expire on June 1, 2013. There have been no draws on these letters of credit as of September 30, 2012. We do not anticipate that the letters of credit will be drawn upon by the counterparties, and we expect that the letters of credit will be renewed to the extent necessary in the future.

We provided a letter of credit for $2.5 million to TETLP related to the Precedent Agreement and firm transportation service agreement between our Delaware and Maryland divisions and TETLP, which is described below.

Agreements for Access to New Natural Gas Supplies

On April 8, 2010, our Delaware and Maryland divisions entered into a Precedent Agreement to secure firm transportation service from TETLP in conjunction with its new expansion project, which is expected to expand TETLP’s mainline system by up to 190,000 Dts/d. The Precedent Agreement provided that, upon satisfaction of certain conditions, the parties would execute two firm transportation service contracts, one for our Delaware division and one for our Maryland division. On February 23, 2012, in accordance with the terms outlined in the Precedent Agreement, our Delaware and Maryland divisions entered into two separate firm transportation service agreements with TETLP for 30,000 Dts/d and 10,000 Dts/d, respectively, commencing in November 2012. The maximum daily quantity under these agreements increases to 34,100 Dts/d and 15,900 Dts/d, respectively in November 2013. By entering into these agreements, our Delaware and Maryland divisions satisfied the requirements of the Precedent Agreement and no longer have any financial exposure under the Precedent Agreement.

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

As the Eastern Shore and TETLP transmission services commence, our Delaware and Maryland divisions incur costs for those services based on the agreed upon FERC-approved reservation rates. These rates become an integral component of the costs associated with providing natural gas supplies to our Delaware and Maryland divisions and will be included in the annual GSR filings for each of our respective divisions.

Non-income-based Taxes

From time to time, we are subject to various audits and reviews by the states and other regulatory authorities regarding non-income-based taxes. We are currently undergoing sales tax audits in Florida. As of September 30, 2012 and December 31, 2011, we maintained accruals of $173,000 and $307,000, respectively, related to additional sales taxes and gross receipts taxes that we may owe to various states.

7.	Segment Information

We use the management approach to identify operating segments. We organize our business around differences in regulatory environment and/or products or services, and the operating results of each segment are regularly reviewed by the chief operating decision maker (our Chief Executive Officer) in order to make decisions about resources and to assess performance. The segments are evaluated based on their pre-tax operating income. Our operations comprise three operating segments:

•	Regulated Energy. The regulated energy segment includes natural gas distribution, electric distribution and natural gas transmission operations. All operations in this segment are regulated, as to their rates and services, by the PSC having jurisdiction in each operating territory or by the FERC in the case of Eastern Shore.

•	Unregulated Energy. The unregulated energy segment includes natural gas marketing, propane distribution and propane wholesale marketing operations, which are unregulated as to their rates and charges for their services.

•	Other. The “other” segment consists primarily of the advanced information services operation, unregulated subsidiaries that own real estate leased to Chesapeake and certain corporate costs not allocated to other operations.

The following table presents information about our reportable segments.

	Three Months Ended		Nine Months Ended
For the Periods Ended September 30,	2012	2011	2012	2011
(in thousands)
Operating Revenues, Unaffiliated Customers
Regulated Energy	$51,868	$53,504	$179,139	$192,513
Unregulated Energy	21,861	23,721	91,001	112,164
Other	4,446	3,385	12,846	9,362

Total operating revenues, unaffiliated customers	$78,175	$80,610	$282,986	$314,039

Intersegment Revenues (1)
Regulated Energy	$328	$147	$906	$200
Unregulated Energy	1,398	—	2,322	—
Other	220	266	675	970

Total intersegment revenues	$1,946	$413	$3,903	$1,170

Operating Income
Regulated Energy	$7,848	$6,943	$33,151	$30,964
Unregulated Energy	(709)	(1,392)	4,044	7,276
Other and eliminations	425	43	897	(31)

Total operating income	7,564	5,594	38,092	38,209

Other (loss) income, net of other expenses	(136)	649	212	699
Interest	2,126	2,389	6,657	6,654

Income before income taxes	5,302	3,854	31,647	32,254

Income taxes	2,083	1,457	12,641	12,590

Net income	$3,219	$2,397	$19,006	$19,664

(1)	All significant intersegment revenues are billed at market rates and have been eliminated from consolidated operating revenues.

	September 30,	December 31,
	2012	2011
(in thousands)
Identifiable Assets
Regulated energy	$593,336	$565,563
Unregulated energy	68,757	107,916
Other	37,859	35,587

Total identifiable assets	$699,952	$709,066

Our operations are almost entirely domestic. Our advanced information services subsidiary, BravePoint, has infrequent transactions in foreign countries, primarily Canada, which are denominated and paid in U.S. dollars. These transactions are immaterial to the consolidated revenues.

8.	Employee Benefit Plans

Net periodic benefit costs for our pension and post-retirement benefits plans for the three and nine months ended September 30, 2012 and 2011 are set forth in the following table:

	Chesapeake Pension Plan		FPU Pension Plan		Chesapeake SERP		Chesapeake Postretirement Plan		FPU Medical Plan
For the Three Months Ended September 30,	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
(in thousands)
Service Cost	$—	$—	$—	$—	$—	$—	$—	$—	$40	$26
Interest Cost	125	130	638	671	23	26	15	14	45	38
Expected return on plan assets	(108)	(100)	(658)	(683)	—	—	—	—	—	—
Amortization of prior service cost	(1)	(1)	—	—	5	4	(20)	—	—	—
Amortization of net loss	85	39	43	—	11	10	18	—	23	5

Net periodic cost (benefit)	101	68	23	(12)	39	40	13	14	108	69

Settlement expense	—	—	—	—		219	—	—	—	—
Amortization of pre-merger regulatory asset	—	—	190	190	—	—	—	—	2	2

Total periodic cost	$100	$68	$213	$178	$39	$259	$13	$14	$110	$71

	Chesapeake Pension Plan		FPU Pension Plan		Chesapeake SERP		Chesapeake Postretirement Plan		FPU Medical Plan
For the Nine Months Ended September 30,	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
(in thousands)
Service Cost	$—	$—	$—	$—	$—	$—	$—	$—	$120	$79
Interest Cost	375	390	1,916	2,014	68	80	45	44	135	116
Expected return on plan assets	(326)	(302)	(1,973)	(2,051)	—	—	—	—	—	—
Amortization of prior service cost	(4)	(4)	—	—	15	14	(60)	—	—	—
Amortization of net loss	255	117	131	—	34	29	53	—	68	15

Net periodic cost (benefit)	300	201	74	(37)	117	123	38	44	323	210

Settlement expense	—	217	—	—	—	219	—	—	—	—
Amortization of pre-merger regulatory asset	—	—	571	571	—	—	—	—	6	6

Total periodic cost	$300	$418	$645	$534	$117	$342	$38	$44	$329	$216

We expect to record pension and postretirement benefit costs of approximately $1.9 million for 2012. Included in that amount is $769,000 related to continued amortization of the FPU pension regulatory asset, which represents the portion attributable to FPU’s regulated energy operations of the changes in funded status that occurred but were not recognized as part of net periodic benefit costs prior to the merger. This was deferred as a regulatory asset by FPU prior to the merger to be recovered through rates pursuant to a previous order by the Florida PSC. The unamortized balance of this regulatory asset was $5.4 million and $5.9 million at September 30, 2012 and December 31, 2011, respectively.

On June 29, 2012, the U.S. Congress passed the “Moving Ahead for Progress in the 21st Century Act” (also known as the “Transportation and Student Loan Bill”). Included in this legislation was pension funding relief, which allowed pension sponsors to use 25-year average corporate bond rates rather than current interest rates, which are lower, to measure pension obligations for pension funding purposes. Although this legislation does not affect accounting for pension plans, the use of higher interest rates to measure pension obligations for funding purposes reduces the minimum pension contribution requirements. Despite the reduction in the minimum pension contribution requirements under this legislation, we have decided to continue our 2012 pension contributions at similar levels as we had initially estimated prior to the passage of the legislation, which included minimum contribution payments using the current interest rate to measure pension obligations and any additional contributions that we may make to maintain a certain level of funding in those plans. During the three and nine months ended September 30, 2012, we contributed $1.1 million and $1.3 million respectively, to the Chesapeake pension plan. We also contributed $1.9 million and $2.6 million to the FPU pension plan during the three and nine months ended September 30, 2012, respectively. All of the expected contributions to the pension plans during 2012 have been made as of September 30, 2012.

The Chesapeake Pension Supplemental Executive Retirement Plan (“SERP”), the Chesapeake Postretirement Plan and the FPU Medical Plan are unfunded and are expected to be paid out of our general funds. Cash benefits paid under the Chesapeake Pension SERP for the three and nine months ended September 30, 2012, were $22,000 and $67,000, respectively; we expect to pay cash benefits of approximately $88,000 in 2012. Cash benefits paid for the Chesapeake Postretirement Plan, primarily for medical claims for the three and nine months ended September 30, 2012, totaled $20,000 and $60,000, respectively, and we have estimated that approximately $87,000 will be paid for such benefits in 2012. Cash benefits paid for the FPU Medical Plan, primarily for medical claims for the three and nine months ended September 30, 2012, totaled $40,000 and $198,000, respectively. We have originally estimated that approximately $193,000 will be paid for such benefits in 2012.

9.	Investments

The investment balance at September 30, 2012, represents: (a) a Rabbi Trust associated with our Supplemental Executive Retirement Savings Plan, (b) a Rabbi Trust related to the deferral of certain director compensation, and (c) investments in equity securities. We classify these investments as trading securities and report them at their fair value. For the three months ended September 30, 2012 and 2011, we recorded net unrealized loss of $102,000 and $80,000, respectively, in other (loss) income in the condensed consolidated statements of income related to these investments. For the nine months ended September 30, 2012 and 2011, we recorded net unrealized gain of $401,000 and $51,000, respectively, in other income in the condensed consolidated statements of income related to these investments. We also have recorded an associated liability that is adjusted each month for the gains and losses incurred by the Rabbi Trusts. At September 30, 2012 and December 31, 2011, total investments had a fair value of $4.7 million and $4.0 million, respectively.

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

The table below presents the amounts included in net income related to share-based compensation expense for the awards granted under the DSCP and the PIP for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
For the Periods Ended September 30,	2012	2011	2012	2011
(in thousands)
Directors Stock Compensation Plan	$111	$111	$332	$296
Performance Incentive Plan	304	262	779	782

Total compensation expense	415	373	1,111	1,078
Less: tax benefit	(166)	(150)	(446)	(432)

Share-Based Compensation amounts included in net income	$249	$223	$665	$646

Directors Stock Compensation Plan

Shares granted under the DSCP are issued in advance of the directors’ service periods and are fully vested as of the date of the grant. We record a prepaid expense of the shares issued and amortize the expense equally over a service period of one year.

In May 2012, each of our non-employee directors received an annual retainer of 900 shares of common stock under the DSCP. A summary of stock activity under the DSCP during the nine months ended September 30, 2012 is presented below.

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding — December 31, 2011	—	—

Granted	10,800	$41.06
Vested	10,800	$41.06
Forfeited	—	—

Outstanding — September 30, 2012	—	—

At September 30, 2012, there was $259,000 of unrecognized compensation expense related to the DSCP awards. This expense is expected to be recognized over the directors’ remaining service period ending April 30, 2013.

Performance Incentive Plan

The table below presents the summary of the stock activity for the PIP for the nine months ended September 30, 2012:

	Number of Shares	Weighted Average Fair Value
Outstanding — December 31, 2011	87,414	$34.47
Granted	35,706	$39.62
Vested	13,837	$29.19
Forfeited (1)	21,600	$36.57
Expired	3,038	$26.29

Outstanding — September 30, 2012	84,645	$37.86

(1)	Includes shares settled with a cash payment pursuant to the terms of a separation agreement with a former named executive officer.

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

In July 2012, we replaced a subsidiary officer’s multi-year cash-based incentive award with an award of 4,800 shares under the PIP. These shares will vest at the end of the service period ending December 31, 2014 and have terms and market/performance targets similar to other shares granted under the PIP in January 2012.

Effective February 24, 2012, one of our named executive officers, who was a participant in the PIP, resigned. Pursuant to a separation agreement entered into between the Company and the named executive officer, the executive officer received a cash payment of $181,500 and other benefits in lieu of other performance-based compensation, which he might have been entitled to receive.

At September 30, 2012, the aggregate intrinsic value of the PIP awards was $1.2 million.

11.	Derivative Instruments

We use derivative and non-derivative contracts to engage in trading activities and manage risks related to obtaining adequate supplies and the price fluctuations of natural gas, electricity and propane. Our natural gas, electric and propane distribution operations have entered into agreements with suppliers to purchase natural gas, electricity and propane for resale to their customers. Purchases under these contracts either do not meet the definition of derivatives or are considered “normal purchases and sales” and are accounted for on an accrual basis. Our propane distribution operation may also enter into fair value hedges of its inventory in order to mitigate the impact of wholesale price fluctuations. As of September 30, 2012, our natural gas and electric distribution operations did not have any outstanding derivative contracts.

In May 2012, our propane distribution operation entered into call options to protect against an increase in propane prices associated with 1,260,000 gallons purchased for the propane price cap program in December 2012 through March 2013. The call options are exercised if the propane prices rise above the strike prices, which range from $0.905 per gallon to $0.99 per gallon during this four-month period. We will receive the difference between the market price and the strike price during those months. We paid $139,000 to purchase the call options and we accounted for the call options as a fair value hedge. As of September 30, 2012, the call options had a fair value of $121,000. There has been no ineffective portion of this fair value hedge thus far in 2012.

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

Xeron, our propane wholesale and marketing subsidiary, engages in trading activities using forward and futures contracts. These contracts are considered derivatives and have been accounted for using the mark-to-market method of accounting. Under the mark-to-market method of accounting, the trading contracts are recorded at fair value, and the changes in fair value of those contracts are recognized as unrealized gains or losses in the statement of income in the period of change. As of September 30, 2012, we had the following outstanding trading contracts, which we accounted for as derivatives:

	Quantity in	Estimated Market	Weighted Average
At September 30, 2012	Gallons	Prices	Contract Prices
Forward Contracts
Sale	5,964,000	$0.7200 — $1.3775	$0.9469
Purchase	5,670,000	$0.6825 — $1.3300	$0.9251

Estimated market prices and weighted average contract prices are in dollars per gallon.

All contracts expire by the end of March 2013.

The following tables present information about the fair value and related gains and losses of our derivative contracts. We did not have any derivative contracts with a credit-risk-related contingency.

Fair values of the derivative contracts recorded in the condensed consolidated balance sheet as of September 30, 2012 and December 31, 2011, are as follows:

	Asset Derivatives
		Fair Value
(in thousands)	Balance Sheet Location	September 30, 2012	December 31, 2011
Derivatives not designated as hedging instruments

Forward contracts	Mark-to-market energy assets	$600	$1,686

Derivatives designated as fair value hedges
Put option (1)	Mark-to-market energy assets	—	68
Call option (2)	Mark-to-market energy assets	121	—

Total asset derivatives		$721	$1,754

	Liability Derivatives
		Fair Value
(in thousands)	Balance Sheet Location	September 30, 2012	December 31, 2011
Derivatives not designated as hedging instruments

Forward contracts	Mark-to-market energy liabilities	$556	$1,496

Total liability derivatives		$556	$1,496

(1)	We purchased a put option for the Pro-Cap Plan in August 2011. The put option, which expired in March 2012, had a fair value of $0 at December 31, 2011.
(2)	As a fair value hedge with no ineffective portion, the unrealized gains and losses associated with this call option are recorded in cost of sales, offset by the corresponding change in the value of propane inventory (hedged item), which is also recorded in cost of sales. The amounts in cost of sales offset to zero and the unrealized gains and losses of this call option effectively changed the value of propane inventory.

The effects of gains and losses from derivative instruments on the condensed consolidated financial statements are as follows:

		Amount of Gain (Loss) on Derivatives
	Location of Gain	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	(Loss) on Derivatives	2012	2011	2012	2011
Derivatives not designated as hedging instruments:
Unrealized gain (loss) on forward contracts	Revenue	$86	$62	$(147)	$32
Derivatives designated as fair value hedges:
Put Option	Cost of sales	—	—	27	—
Put/Call Option (1)	Inventory	(2)	1	(17)	1

Total		$84	$63	$(137)	$33

(1)

The change in fair value of the put/call option effectively adjusts the propane inventory balance until it is exercised, at which point the proceeds, if any, reduce cost of sales. There is no ineffective portion of this call option.

The effects of trading activities on the condensed consolidated statements of income are the following:

	Location in the	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Statement of Income	2012	2011	2012	2011
Realized gains on forward contracts/put option	Revenue	$911	$380	$2,233	$1,934
Unrealized gain (loss) on forward contracts	Revenue	86	62	(147)	32

Total		$997	$442	$2,086	$1,966

12.	Fair Value of Financial Instruments

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

The following table summarizes our financial assets and liabilities that are measured at fair value on a recurring basis and the fair value measurements, by level, within the fair value hierarchy used at September 30, 2012:

		Fair Value Measurements Using:
			Significant Other	Significant
		Quoted Prices in	Observable	Unobservable
		Active Markets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments—equity securities	$2,341	$2,341	$—	$—
Investments—other	$2,329	$2,329	$—	$—
Mark-to-market energy assets, including call option	$721	$—	$721	$—
Liabilities:
Mark-to-market energy liabilities	$556	$—	$556	$—

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

The following valuation techniques were used to measure fair value assets in the table above on a recurring basis as of September 30, 2012 and December 31, 2011:

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

At September 30, 2012, there were no non-financial assets or liabilities required to be reported at fair value. We review our non-financial assets for impairment at least on an annual basis, as required.

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

At September 30, 2012, long-term debt, which includes the current maturities of long-term debt, had a carrying value of $116.9 million, compared to a fair value of $140.5 million, using a discounted cash flow methodology that incorporates a market interest rate based on published corporate borrowing rates for debt instruments with similar terms and average maturities, with adjustments for duration, optionality, and risk profile. At December 31, 2011, long-term debt, including the current maturities, had a carrying value of $118.5 million, compared to the estimated fair value of $142.3 million. The valuation technique used to estimate the fair value of long-term debt would be considered Level 3 measurement.

13.	Long-Term Debt

Our outstanding long-term debt is shown below:

	September 30,	December 31,
	2012	2011
(in thousands)
FPU secured first mortgage bonds (A):
9.57% bond, due May 1, 2018	$5,443	$6,348
10.03% bond, due May 1, 2018	2,993	3,492
9.08% bond, due June 1, 2022	7,961	7,958
Uncollateralized senior notes:
7.83% note, due January 1, 2015	6,000	6,000
6.64% note, due October 31, 2017	16,363	16,363
5.50% note, due October 12, 2020	18,000	18,000
5.93% note, due October 31, 2023	30,000	30,000
5.68% note, due June 30, 2026	29,000	29,000
Convertible debentures:
8.25% due March 1, 2014	1,017	1,134
Promissory note	140	186

Total long-term debt	116,917	118,481
Less: current maturities	(8,196)	(8,196)

Total long-term debt, net of current maturities	$108,721	$110,285

(A)	FPU secured first mortgage bonds are guaranteed by Chesapeake.

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

On June 22, 2012, we entered into a new $40 million unsecured, short-term credit facility with an existing lender. The credit facility, which was structured in the form of a revolving credit note maturing on June 1, 2013, increases the short-term loan capacity available from this lender from $50 million to $90 million, and the total short-term loan capacity available to us from all lenders from $100 million to $140 million, during that period. Borrowings under this new facility bear interest at LIBOR plus 80 basis points or, at our discretion, this lender’s Base Rate (as defined in the term note agreement) plus 80 basis points. Other terms and conditions of this facility are substantially the same as the other existing loan facilities available from the same lender. In November 2012, our Board of Directors has authorized us to borrow up to $100.0 million in the aggregate short-term borrowings.

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

New natural gas transmission services and growth in natural gas distribution customers generated $1.1 million and $615,000, respectively, in additional gross margin for the third quarter of 2012, compared to the same period in 2011. New natural gas transmission services and growth in natural gas distribution customers generated $2.8 million and $1.8 million, respectively, in additional gross margin for the first nine months of 2012, compared to the same period in 2011. Most of these increases in gross margin were related to the continued execution of our strategic plan, including expansion of natural gas service to new areas and conversion of several large commercial and industrial customers to natural gas. New services are being initiated by our natural gas transmission subsidiaries in response to increased demand for natural gas service on the Delmarva Peninsula and in Florida, both from our natural gas distribution operations and other unaffiliated customers directly connected to the transmission systems.

Major Expansion Initiatives and Customer Growth Reflected in Results

In late 2011 and during the first nine months of 2012, we expanded natural gas transmission and distribution services to Sussex County, Delaware and Nassau County, Florida and also initiated natural gas transmission service in Worcester County, Maryland. These major expansion initiatives increased our natural gas footprint, delivering natural gas service to areas where it was not previously available. These initiatives generated $903,000 of additional gross margin for the natural gas transmission operations and $110,000 of additional gross margin for the natural gas distribution operations during the third quarter of 2012. For the first nine months of 2012, these initiatives generated $2.0 million and $396,000 of additional gross margin for the natural gas transmission and distribution operations, respectively. New transmission services associated with these initiatives are expected to generate gross margin of $2.9 million in 2012 ($2.0 million has been recorded in the first nine months of 2012), compared to $156,000 in 2011 (all of which occurred in the fourth quarter) and $3.9 million in annualized gross margin thereafter. New distribution services associated with these initiatives are expected to generate gross margin of $534,000 in 2012 ($396,000 has been recorded in the first nine months of 2012) and $545,000 in annualized gross margin thereafter.

•	Sussex County, Delaware – In November 2011, Eastern Shore increased its transmission service by 3,250 Dts/d to our Delaware division in response to its expansion of natural gas distribution service in Lewes, Delaware. Eastern Shore generated $234,000 and $701,000 in additional gross margin for the three and nine months ended September 30, 2012, respectively, from this service. Estimated annual gross margin from this service is expected to be $935,000 in 2012. We recorded $156,000 in gross margin in 2011 upon the commencement of the service. In December 2011, our Delaware division commenced new distribution service to two large industrial customers in Lewes, Delaware. Our Delaware division generated $91,000 and $357,000 in additional gross margin from these new customers for the three and nine months ended September 30, 2012, respectively. Estimated annual gross margin from these new customers is expected to be $456,000 in 2012. We recorded $1,000 in gross margin upon the commencement of the service in December 2011.

In March through May of 2012, Eastern Shore expanded its mainline capacity to provide an additional transmission service of 1,550 Dts/d to our Delaware division in response to its expansion of natural gas distribution service in the southeastern part of Sussex County. This new transmission service generated $111,000 and $223,000 in gross margin for the three and nine months ended September 30, 2012, respectively. We expect to generate $334,000 in gross margin in 2012 from this new service. Estimated future annual gross margin is $446,000. In March and August 2012, our Delaware division commenced new distribution services to two industrial facilities of an existing customer in southeastern Sussex County and generated $19,000 and $39,000 in gross margin for the three and nine months ended September 30, 2012, respectively, from these new services. We expect to generate $78,000 in gross margin in 2012 from these services. Estimated future annual gross margin expected to be generated from these services is $154,000.

•	Worcester County, Maryland – Eastern Shore expanded its mainline capacity to provide additional transmission services totaling 1,450 Dts/d to our Maryland division and to an unaffiliated customer. A portion of these services began in June 2012 and Eastern Shore expects to complete its expansion by December 2012. These new transmission services generated $29,000 and $39,000 in gross margin for the three and nine months ended September 30, 2012, respectively. We expect to generate $102,000 in gross margin in 2012 from these new services and estimated future annual gross margin of $391,000 thereafter.

•	Nassau County, Florida – In April 2012, the Florida PSC approved the firm transportation agreement between Peninsula Pipeline and FPU. Under this agreement, Peninsula Pipeline provides natural gas transmission service to support FPU’s expansion of natural gas distribution service in Nassau County, Florida for an annual rate of $2.1 million. Peninsula Pipeline began its service to FPU in April 2012, using compressed natural gas pending the completion of a 16-mile pipeline, which generated $529,000 and $1.1 million in additional gross margin for the three and nine months ended September 30, 2012, respectively. Peninsula Pipeline expects to incur approximately $800,000 in annual transportation costs once the new pipeline is completed, which will reduce gross margin.

In addition to the recent expansion initiatives, the Delmarva natural gas distribution operation has added another 10 new large industrial and commercial customers since the beginning of 2011, which generated $122,000 in additional gross margin in the third quarter of 2012 and $468,000 in the first nine months of 2012, compared to the same periods in 2011, respectively. These 10 new customers are expected to generate $950,000 of gross margin in 2012, compared to $429,000 generated in 2011. Customer growth in Florida, primarily from commercial and industrial customers, also generated $351,000 and $686,000 in additional gross margin in the third quarter and first nine months of 2012, respectively.

Future Major Expansion Initiatives and Opportunities

Although not affecting results in the third quarter and first nine months of 2012, we are continuing our effort to extend natural gas service to Cecil County, Maryland, with the transmission service expected to commence in November 2012. Eastern Shore has executed precedent agreements with NRG Energy Center Dover LLC (“NRG”) and PBF Energy Inc. (“Delaware City Refinery”) to further expand its transmission system to provide additional capacities to these customers. Firm transportation service agreements are expected to be executed by NRG and Delaware City Refinery with Eastern Shore for 13,440 Dts/d and 15,000 Dts/d, respectively, upon satisfaction of certain conditions pursuant to the respective precedent agreements. These additional services are expected to be initiated in mid-to-late 2013.

As we expand our natural gas service to new areas, first through transmission service and distribution service to large industrial customers, our natural gas distribution operations continue to pursue additional opportunities to provide service to residential and other commercial and industrial customers in those areas. In an effort to increase the availability of natural gas within our Delaware service areas, our Delaware natural gas distribution division filed an application with the Delaware PSC in June 2012 to add several natural gas expansion service offerings. These offerings include a monthly fixed charge in lieu of upfront contributions from customers to extend the distribution system and optional service offerings to assist customers in the process of converting to natural gas. The goal of these new offerings is to meet the energy needs of residents, communities and businesses throughout our service territory, specifically in areas of southeastern Sussex County, where natural gas will now be available.

Acquisition

In June 2012, we entered into an agreement to purchase the operating assets of ESG for approximately $16.5 million. These assets are currently used to provide propane distribution service to approximately 11,000 residential and commercial customers in Worcester County, Maryland, primarily through underground propane gas distribution systems. We are evaluating the potential conversion of some of these underground propane distribution systems to natural gas where it is economical and feasible. In August 2012, we filed an application for approval of the transaction with the Maryland PSC. The transaction, which is also subject to the receipt of consents of certain local jurisdictions to the assignment of certain franchise agreements and satisfaction of other closing conditions, is expected to be completed in 2013. We expect to finance the acquisition using unsecured short-term debt. The acquisition is expected to be accretive to earnings per share in 2013 and thereafter.

Investing in Growth

To continue our growth, we are expanding our resources and capabilities. We are in the early stages of several natural gas expansions on the Delmarva Peninsula. These include expansions into Sussex County, Delaware, and Worcester and Cecil Counties in Maryland. These expansions will require not only the construction or conversion of distribution facilities, but also the conversion of customers’ appliances or equipment inside their homes. We are currently in the process of reorganizing our Delmarva natural gas distribution operation and expect to increase our staffing to support these expansions. Secondly, as a result of BravePoint’s growth over the last several quarters, BravePoint is continuing to add staff. During the quarter and nine months ended September 30, 2012, BravePoint’s other operating expenses increased by $208,000 and $937,000, respectively, compared to the same periods in 2011, due primarily to additional staff. Finally, to increase our capacity for future growth, resources will be added in several key functional areas, including, but not limited to, Human Resources, Communications and Strategic Business Development. For the quarter and nine months ended September 30, 2012, we incurred $105,000 and $429,000, respectively, on acquisition-related costs and $292,000 and $314,000, respectively, associated with increased capacity for future growth. We expect additional increases in costs associated with these key functional areas in the future.

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

Although weather was not a significant factor in the second and third quarters of 2012, warmer temperatures during the first three months of the year, compared to temperatures in 2011, had a significant impact on our earnings. Lower customer energy consumption directly attributable to warmer temperatures in the nine months ended September 30, 2012, compared to temperatures in the same period in 2011, reduced gross margin by $4.0 million. Temperatures on the Delmarva Peninsula in the first nine months of 2012 were 17 percent (501 heating degree-days) warmer than the same period in 2011 and 18 percent (524 heating degree-days) warmer than normal temperatures, based on 10-year historic average of heating degree-days. Temperatures in Florida in the first nine months of 2012 were 35 percent (187 heating degree-days) warmer than the same period in 2011 and 41 percent (240 heating degree-days) warmer than normal temperatures. We estimate that this variance reduced gross margin for the first nine months of 2012 by approximately $3.9 million, compared to gross margin under normal temperatures.

Variations due to CDD, in comparison to the prior periods and normal temperatures, were not a significant factor during the third quarter and the first nine months of 2012.

Rates and Regulatory Matters

In January 2012, the Florida PSC issued an order, approving the recovery of $34.2 million in acquisition adjustment and $2.2 million in merger-related costs in connection with Chesapeake’s acquisition of FPU in 2009. The inclusion of the acquisition adjustment and merger-related costs in our rate base and the recovery of these assets through amortization expense will increase our earnings and cash flows above what FPU would have achieved absent the regulatory approval. The acquisition adjustment and merger-related costs are amortized over 30 years and five years, respectively, beginning in November 2009. Based upon the effective date and outcome of the order, we recorded the amortization as an expense in 2012, which increased amortization expense by $589,000 in the third quarter of 2012 and $1.8 million in the first nine months of 2012. We expect to record $2.4 million ($1.4 million, net of tax) in amortization expense in 2012 and 2013, $2.3 million ($1.4 million, net of tax) in 2014, and $1.8 million ($1.1 million, net of tax) annually thereafter until 2039.

In August 2012, the Florida PSC approved a GRIP for FPU’s natural gas operation and Chesapeake’s Florida division which provides an annual surcharge mechanism to recover capital and other program-related-costs, inclusive of an appropriate return on investment, associated with accelerating the replacement of qualifying distribution mains and services (defined as any material other than coated steel or plastic). The annual surcharge is effective January 1, 2013, and the first year surcharge will include investments made in the period from August 14, 2012 through December 31, 2013. We expect to incur approximately $75 million over a 10-year period to replace qualifying mains and services in Florida.

At the October 16, 2012 agenda conference, the Florida PSC approved two petitions, which had been filed by FPU: (a) recognition of a $1.9 million regulatory liability for a one-time tax contingency gain, including appropriate gross-up for tax, to be amortized over a period from January 2012 to October 2014, and (b) deferral, as a regulatory asset, of the previously expensed and future litigation expenses associated with the litigation initiated by the City of Marianna to be amortized over five years beginning in January 2013 for accounting and reporting purposes. We expect the Florida PSC to issue its order in mid-November 2012, affirming its approval at the October 16, 2012 agenda conference. Once the order is issued, we will begin to record the amortization of the tax regulatory liability, effective January 1, 2012, with the cumulative effect of the amortization recorded at that time, which will increase operating income by approximately $684,000 in 2012 and 2013 and $570,000 in 2014. We are currently assessing the potential impact under GAAP of the expected Florida PSC order regarding the litigation expenses. Any deferral of the previously expensed litigation expense will not be recorded until the order is issued by the Florida PSC. The total litigation expense associated with the City of Marianna litigation could be as high as $1.4 million by the end of 2012.

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

Retail margins per gallon did not have a significant impact on gross margin of our Delmarva propane distribution operation during the third quarter of 2012, compared to the same quarter in 2011. For the first nine months of 2012, compared to the same periods in 2011, lower retail margins per gallon primarily during the first half of 2012 decreased gross margin of our Delmarva propane distribution operation by $675,000. A significant decline in wholesale propane prices during mid-2012, which resulted in a write-down of $465,000 in the inventory value during the first half of 2012, contributed to this decrease. Our Florida propane distribution operation generated $524,000 and $1.6 million in additional gross margin during the third quarter and first nine months of 2012, compared to the same periods in 2011, respectively, from higher retail margins per gallon. Sustained retail pricing in Florida in response to local market conditions and lower average propane inventory cost are contributing to the increased retail margins per gallon.

Xeron, our propane wholesale marketing subsidiary, executed trades with higher margins, which generated an increase in gross margin of $481,000 in the third quarter of 2012, compared to the same quarter of 2011, as the market presented opportunities resulting from the fluctuation in propane wholesale prices. Xeron’s gross margin increased by $231,000 in the first nine months of 2012, compared to the same period in 2011.

Advanced Information Services

BravePoint, our advanced information services subsidiary, reported operating income of $312,000 and $557,000 in the third quarter and first nine months of 2012, compared to an operating loss of $74,000 and $356,000 in the same periods in 2011, respectively. $188,000 and $464,000 of BravePoint’s operating income for the quarter and nine-month period, respectively, were a result of ProfitZoom™ and Application Evolution™ sales and related services. The remaining increase was due to higher consulting revenues and other product sales.

BravePoint continues to market its new products, ProfitZoom™ and Application Evolution™. BravePoint generated $324,000 and $900,000 in revenue from the sale of these two products and related services during the third quarter and first nine months of 2012, respectively. To date, BravePoint has successfully implemented or is currently implementing ProfitZoom™ for eight customers in the fire suppression industry. Application Evolution™, which is a component of ProfitZoom™, is being marketed to customers both in the fire suppression industry and other unrelated businesses. Nine customers are currently utilizing this product. These ProfitZoom™ and Application Evolution™ contracts are expected to generate approximately $1.0 million in additional revenue over the next 12 months. Additional sales proposals are under consideration by both existing and potential new customers.

Results of Operations for the Quarter Ended September 30, 2012

Overview and Highlights

Our net income for the quarter ended September 30, 2012 was $3.2 million, or $0.33 per share (diluted). This represents an increase of $822,000, or $0.09 per share (diluted), compared to a net income of $2.4 million, or $0.25 per share (diluted), as reported for the same quarter in 2011.

For the Three Months Ended September 30,	2012	2011	Increase (decrease)
(in thousands except per share)
Business Segment:
Regulated Energy	$7,848	$6,943	$905
Unregulated Energy	(709)	(1,392)	683
Other	425	43	382

Operating Income	7,564	5,594	1,970
Other (loss) Income, net of other expenses	(136)	649	(785)
Interest Charges	2,126	2,389	(263)

Pre-tax Income	5,302	3,854	1,448
Income Taxes	2,083	1,457	626

Net Income	$3,219	$2,397	$822

Earnings Per Share of Common Stock
Basic	$0.34	$0.25	$0.09
Diluted	$0.33	$0.25	$0.08

Key variances for the quarter ended September 30, 2012 include:

(in thousands, except per share amounts)	Pre-tax Income	Net Income	Diluted Earnings Per Share
Q3 2011 Reported Results	$3,854	$2,397	$0.25
Normalizing Items:
Amortization of acquisition premium and costs	(589)	(366)	(0.04)
Pension settlement charge in 2011	219	136	0.01
Gain from the sale of Internet Protocol asset in 2011	(553)	(344)	(0.03)

	(923)	(574)	(0.06)
Increased Margins:
Natural gas growth	1,731	1,077	0.11
BravePoint	594	369	0.04
Higher propane retail margins per gallon	497	309	0.03
Propane wholesale marketing	481	299	0.03

	3,303	2,054	0.21
Increased Other Expenses:
Higher depreciation and asset removal costs	(339)	(211)	(0.02)
Increased capacity for future growth	(292)	(182)	(0.02)
BravePoint, primarily due to employee-related costs	(208)	(129)	(0.01)
Acquisition-related costs	(105)	(65)	(0.01)

	(944)	(587)	(0.06)

Net other changes	12	(71)	(0.01)

Q3 2012 Reported Results	$5,302	$3,219	$0.33

The strong third-quarter performance in 2012 was due primarily to increased gross margin generated by natural gas transmission and distribution operations, higher revenues from BravePoint product sales and consulting activities and higher margins generated from propane retail sales in Florida and wholesale marketing activities. These gross margin increases more than offset amortization expense related to the recovery of the FPU acquisition adjustment and merger-related costs, higher costs associated with growth initiatives, depreciation on new capital investments and the one-time gain recorded in 2011 from the sale of a non-operating Internet Protocol asset.

The following section also provides a more detailed analysis of our results by segment.

Regulated Energy

For the Three Months Ended September 30,	2012	2011	Increase (decrease)
(in thousands, except degree-day and customer information)
Revenue	$52,196	$53,651	($1,455)
Cost of sales	22,102	25,811	(3,709)

Gross margin	30,094	27,840	2,254
Operations & maintenance	15,421	14,918	503
Depreciation & amortization	4,798	4,098	700
Other taxes	2,027	1,881	146

Other operating expenses	22,246	20,897	1,349

Operating Income	$7,848	$6,943	$905

Weather and Customer Analysis
Delmarva Peninsula
HDD:

Actual	79	49	30
10-year average	47	53	(6)

Estimated gross margin per HDD	$2,064	$1,995	$69

Per residential customer added:
Estimated gross margin	$375	$375	$0
Estimated other operating expenses	$113	$111	$2

Florida
HDD:

Actual	0	0	0
10-year average	0	0	0

CDD:
Actual	1,475	1,569	(94)
10-year average	1,505	1,483	22

Residential Customer Information
Average number of customers:
Delmarva natural gas distribution	48,927	47,810	1,117
Florida natural gas distribution	62,215	61,261	954
Florida electric distribution	23,703	23,583	120

Total	134,845	132,654	2,191

Operating income for the regulated energy segment increased by approximately $905,000, or 13 percent, in the third quarter of 2012, compared to the same quarter in 2011. An increase in gross margin of $2.3 million, partially offset by an increase in operating expenses of $1.4 million, contributed to this increase.

Gross Margin

Gross margin for our regulated energy segment increased by $2.3 million, or eight percent, in the third quarter of 2012, compared to the same quarter in 2011.

Our Delmarva natural gas distribution operation experienced an increase in gross margin of $462,000 in the third quarter of 2012, compared to the same quarter in 2011, due primarily to the following factors:

•	Gross margin from distribution service to four commercial and industrial customers added as part of the major expansion initiatives in Sussex County, Delaware generated $110,000 in additional gross margin in the third quarter of 2012, compared to the same quarter in 2011.

•	Gross margin from commercial and industrial customers for the Delmarva natural gas distribution operation increased by $82,000 in the third quarter of 2012, due primarily to the additional margin of $122,000 generated by another 10 new large commercial and industrial customers since the beginning of 2011, offset by a slight decline in other commercial and industrial customers of $40,000. Two-percent growth in residential customers generated an additional $72,000 in gross margin for the Delmarva natural gas distribution operation.

•	Additional gross margin of $198,000 was due primarily to an increase in customer consumption of natural gas.

Gross margin for our Florida natural gas distribution operation increased by $519,000 in the third quarter of 2012, compared to the same quarter in 2011. The factors contributing to this increase were as follows:

•	Customer growth, primarily in commercial and industrial customers, generated $352,000 of additional gross margin.

•	The remaining increase was due to margins generated from an increase in customer consumption of natural gas, partially offset by lower gross margin as a result of a decline in fees and service revenues and a change in customer rates and rate classes.

Our natural gas transmission operations generated gross margin growth of $1.4 million in the third quarter of 2012, compared to the same quarter in 2011. The factors contributing to this increase were as follows:

•	Peninsula Pipeline, our Florida intrastate natural gas transmission subsidiary, generated $529,000 in additional gross margin as part of the major expansion initiative in Nassau County, Florida.

•	Major expansion initiatives in Sussex County, Delaware, and Worcester County, Maryland generated $374,000 in additional gross margin in the third quarter of 2012 for Eastern Shore, our interstate natural gas transmission subsidiary.

•	Eastern Shore also generated $213,000 in additional gross margin in the third quarter of 2012, due primarily to a new transmission agreement with an existing industrial customer for an additional 9,514 Dts/d for a one-year period from November 2011 to October 2012. This additional service, which is the result of a system expansion, is expected to generate additional gross margin of $84,000 during the fourth quarter of 2012.

•	Also contributing to gross margin was an additional increase of $241,000 due to additional gross margin by Eastern Shore as a result of new rates implemented, effective July 2011, pursuant to a rate case settlement. Eastern Shore did not record the additional margin from the base rate increase until November 2011, when the rate case settlement was finalized by Eastern Shore, the FERC Staff and other interested parties and submitted for approval. The rate case settlement was approved without any modification by the FERC in January 2012.

Gross margin for our Florida electric distribution operation decreased by $163,000 in the third quarter of 2012, compared to the same quarter in 2011, due primarily to lower energy consumption by customers.

Other Operating Expenses

Other operating expenses for the regulated energy segment increased by $1.4 million in the third quarter of 2012, compared to the same quarter in 2011, due largely to $589,000 in increased amortization expense associated with the recovery of the FPU acquisition adjustment and merger-related costs, $314,000 in increased costs associated with investing in growth and $249,000 in higher depreciation expense and asset removal costs associated with capital investments made during 2011 and early 2012.

Unregulated Energy

For the Three Months Ended September 30,	2012	2011	Increase (decrease)
(in thousands, except degree-day data)
Revenue	$23,259	$23,721	($462)
Cost of sales	17,033	18,622	(1,589)

Gross margin	6,226	5,099	1,127
Operations & maintenance	5,756	5,432	324
Depreciation & amortization	861	774	87
Other taxes	318	285	33

Other operating expenses	6,935	6,491	444

Operating Loss	($709)	($1,392)	$683

Weather Analysis — Delmarva Peninsula
Actual HDD	79	49	30
10-year average HDD	47	53	(6)
Estimated gross margin per HDD	$2,869	$2,611	$258

Operating loss for the unregulated energy segment decreased by $683,000, or 49 percent, in the third quarter of 2012, compared to the same quarter in 2011. An increase in gross margin of $1.1 million was partially offset by an increase in other operating expenses of $444,000.

Gross Margin

Gross margin for our unregulated energy segment increased by $1.1 million, or 22 percent, in the third quarter of 2012, compared to the same quarter in 2011.

Our Delmarva propane distribution operation reported an increase in gross margin of $51,000 in the third quarter of 2012, compared to the same quarter in 2011, due primarily to higher gross margin generated by wholesale volumes.

Gross margin for our Florida propane distribution operation increased by $581,000 in the third quarter of 2012, compared to 2011.

The factors contributing to this increase were as follows:

•

Higher retail margins per gallon in Florida generated an additional gross margin of $524,000 due to our ability to maintain our current level of retail pricing in response to local market condition and lower average propane inventory cost.

•

Additional gross margin of $57,000 was generated from 1,180 customers acquired in late 2011 and early 2012, following the purchase of the operating assets of several small propane distribution companies.

Xeron, our propane wholesale marketing subsidiary, generated an increase in gross margin of $481,000 in the third quarter of 2012, compared to the same quarter in 2011, as a result of higher margins in its trading activity. Xeron executed trades with higher margins during the third quarter of 2012 as the market presented opportunities resulting from fluctuation in wholesale propane prices.

Gross margin from PESCO slightly decreased by $28,000 during the third quarter of 2012, compared to the same quarter in 2011. Additional gross margin generated by new customers and contracts was more than offset by a quarter-over-quarter decrease in imbalance resolutions.

Other Operating Expenses

Other operating expenses for the unregulated energy segment increased by $444,000 in the third quarter of 2012, compared to the same quarter in 2011. This increase was due largely to increased payroll and benefits costs in the Florida propane operation, resulting from resources added to serve new territories, and increased costs associated investing in growth.

Other

For the Three Months Ended September 30,	2012	2011	Increase (decrease)
(in thousands)
Revenue	$2,720	$3,238	($518)
Cost of sales	569	1,684	(1,115)

Gross margin	2,151	1,554	597
Operations & maintenance	1,428	1,238	190
Depreciation & amortization	108	106	2
Other taxes	190	167	23

Other operating expenses	1,726	1,511	215
Operating Income—Other	425	43	382
Operating Income—Eliminations (1)	—	—	—

Operating Income	$425	$43	$382

(1)	Eliminations are entries required to eliminate activities between business segments from the consolidated results.

Operating income for our “other” segment increased by approximately $382,000 in the third quarter of 2012, compared to the same quarter in 2011, which was attributable to a gross margin increase of $597,000, partially offset by an operating expense increase of $215,000.

Gross margin

Our “other” segment generated gross margin of $2.2 million during the third quarter, compared to $1.6 million for the same quarter of 2011, as a result of an increase of $594,000 in gross margin generated by BravePoint, $188,000 of which represented higher margin from ProfitZoom™ and Application Evolution™ sales and related services. The remaining increase was generated from higher consulting revenues and other product sales.

Other Operating Expenses

Other operating expenses for our “other” segment increased by $215,000 in the third quarter of 2012, compared to the same quarter in 2011. BravePoint accounted for $208,000 of this increase as it added resources to support consulting and other service engagements.

Interest Expense

Total interest expense for the quarter ended September 30, 2012 decreased by approximately $263,000, or 11 percent, compared to the same quarter in 2011. The decrease in interest expense is attributable primarily to decreases of $168,000 in other long-term interest expense due to scheduled repayments reducing the outstanding principal balance and $141,000 in interest on deposits from FPU’s customers due to a lower interest rate applied to those deposits. Partially offsetting this decrease was an increase of $46,000 in short-term interest expense due to slightly increased short-term borrowings and rates in 2012 compared to the same quarter in 2011.

Income Taxes

Income tax expense was $2.1 million in the third quarter of 2012, compared to $1.5 million in the same quarter in 2011. The increase in income tax expense was due primarily to higher earnings for the period.

Results of Operations for the Nine Months Ended September 30, 2012

Overview and Highlights

Our net income for the nine months ended September 30, 2012 was $19.0 million, or $1.97 per share (diluted). This represents a decrease of $658,000, or $0.07 per share (diluted), compared to a net income of $19.7 million, or $2.04 per share (diluted), as reported for the same period in 2011.

			Increase
For the Nine Months Ended September 30,	2012	2011	(decrease)
(in thousands except per share)
Business Segment:
Regulated Energy	$33,151	$30,964	$2,187
Unregulated Energy	4,044	7,276	(3,232)
Other	897	(31)	928

Operating Income	38,092	38,209	(117)

Other Income, net of other expenses	212	699	(487)
Interest Charges	6,657	6,654	3

Pre-tax Income	31,647	32,254	(607)

Income Taxes	12,641	12,590	51

Net Income	$19,006	$19,664	($658)

Earnings Per Share of Common Stock
Basic	$1.98	$2.06	($0.08)
Diluted	$1.97	$2.04	($0.07)

Key variances for the nine months ended September 30, 2012 include:

			Diluted
	Pre-tax	Net	Earnings
(in thousands, except per share amounts)	Income	Income	Per Share
Year-to-date 2011 Reported Results	$32,254	$19,664	$2.04
Normalizing Items:
Weather	(4,016)	(2,448)	(0.25)
Amortization of acquisition premium and costs	(1,767)	(1,077)	(0.11)
Severance and pension settlement charge in 2011	1,006	613	0.06
Litigation settlement with a major propane supplier	(575)	(351)	(0.04)
Gain from the sale of Internet Protocol asset in 2011	(553)	(337)	(0.03)

	(5,905)	(3,600)	(0.37)
Increased Margins:
Natural gas growth	4,623	2,818	0.29
BravePoint	1,850	1,128	0.12
Higher propane retail margins per gallon	922	562	0.06
Eastern Shore rate case settlement	729	444	0.05

	8,124	4,952	0.52
Increased Other Expenses:
BravePoint, primarily due to employee-related costs	(937)	(571)	(0.06)
Higher depreciation and asset removal costs	(900)	(549)	(0.06)
Florida savings on payroll and benefit costs	594	362	0.04
Acquisition-related cost	(429)	(262)	(0.03)
Higher legal costs due to Marianna litigation	(334)	(204)	(0.02)
Increased capacity for future growth	(314)	(191)	(0.02)
Increased cost from pipeline integrity requirements	(255)	(155)	(0.02)

	(2,575)	(1,570)	(0.17)
Net other changes	(251)	(440)	(0.05)

Year-to-date 2012 Reported Results	$31,647	$19,006	$1.97

Our results for the nine months ended September 30, 2012 reflected a reduction of $4.0 million in gross margin due to the warm weather, primarily during the first three months of 2012, and amortization expense of $1.8 million related to the recovery of the FPU acquisition adjustment and merger-related costs. The negative weather impact was more than fully offset by additional gross margin generated by: (a) the natural gas transmission and distribution operations as a result of the major expansion initiatives in Sussex County, Delaware; Worcester County, Maryland; and Nassau County, Florida; (b) additional customer growth; and (c) additional transmission services provided to an existing industrial customer. Increased product sales and consulting activities by BravePoint and higher propane retail margins per gallon in Florida also generated additional gross margin. These increases offset higher costs associated with growth initiatives and capital investments.

Regulated Energy

For the Nine Months Ended September 30,	2012	2011	Increase (decrease)
(in thousands, except degree-day and customer information)
Revenue	$180,045	$192,713	($12,668)
Cost of sales	81,207	98,683	(17,476)

Gross margin	98,838	94,030	4,808
Operations & maintenance	45,148	44,740	408
Depreciation & amortization	14,527	12,216	2,311
Other taxes	6,012	6,110	(98)

Other operating expenses	65,687	63,066	2,621

Operating Income	$33,151	$30,964	$2,187

Weather and Customer Analysis
Delmarva Peninsula
HDD:
Actual	2,375	2,876	(501)
10-year average	2,899	2,905	(6)
Estimated gross margin per HDD	$2,064	$1,995	$69
Per residential customer added:
Estimated gross margin	$375	$375	$0
Estimated other operating expenses	$113	$111	$2
Florida
HDD:
Actual	347	534	(187)
10-year average	587	594	(7)
CDD:
Actual	2,622	2,678	(56)
10-year average	2,486	2,445	41

Residential Customer Information
Average number of customers:
Delmarva natural gas distribution	49,516	48,593	923
Florida natural gas distribution	62,316	61,489	827
Florida electric distribution	23,663	23,588	75

Total	135,495	133,670	1,825

Operating income for the regulated energy segment increased by approximately $2.2 million, or seven percent, in the first nine months of 2012, compared to the same period in 2011. The increase in operating income reflected an increase in gross margin of $4.8 million partially offset by an increase in operating expenses of $2.6 million.

Gross Margin

Gross margin for our regulated energy segment increased by $4.8 million, or five percent, in the first nine months of 2012, compared to the same period in 2011.

Our Delmarva natural gas distribution operation experienced an increase in gross margin of $207,000 in the first nine months of 2012, compared to the same period in 2011. The factors contributing to this increase were as follows:

•

Gross margin from distribution service to four commercial and industrial customers, added as part of the major expansion initiatives in Sussex County, Delaware, as discussed previously, generated $396,000 in additional gross margin in the first nine months of 2012, compared to the same period in 2011.

•

Gross margin from commercial and industrial customers for the Delmarva natural gas distribution operation increased by $469,000 in the first nine months of 2012, due primarily to the additional margin of $468,000 generated by another 10 new large commercial and industrial customers since the beginning of 2011. Two-percent growth in residential customers generated an additional $291,000 in gross margin for the Delmarva natural gas distribution operation.

•

The above increases were partially offset by lower customer consumption, due primarily to warmer weather on the Delmarva Peninsula, particularly during the first three months of 2012, which decreased gross margin by $1.1 million.

Gross margin for our Florida natural gas distribution operation increased by $1.3 million in the first nine months of 2012, compared to the same period in 2011. The factors contributing to this increase were as follows:

•	Customer growth, primarily in commercial and industrial customers, generated $686,000 of additional gross margin.

•

Despite warmer weather, customer energy consumption increased during the first nine months of 2012, compared to the same period in 2011, due primarily to higher consumptions by residential and small commercial customers, which generated additional gross margin of $1.0 million.

•	Partially offsetting these increases was $468,000 due primarily to lower gross margin as a result of a decline in fees and service revenues and a change in certain customer rates.

Our natural gas transmission operations achieved gross margin growth of $3.8 million in the first nine months of 2012, compared to the same period in 2011. The factors contributing to this increase were as follows:

•

Peninsula Pipeline, our Florida intrastate natural gas transmission subsidiary, generated $1.1 million in additional gross margin as part of the major expansion initiative in Nassau County, Florida, as previously discussed.

•

Major expansion initiatives in Sussex County, Delaware and Worcester County, Maryland, generated $963,000 in additional gross margin in the first nine months of 2012 for Eastern Shore, our interstate natural gas transmission subsidiary.

•

Eastern Shore generated additional gross margin of $762,000 in the first nine months of 2012, due primarily to two new transmission service agreements with an existing industrial customer; one for the period from May 2011 to April 2021 for an additional 3,405 Dts/d and the second for a one-year period from November 2011 to October 2012 for an additional 9,514 Dts/d. These new services generated $117,000 and $758,000, respectively, of additional gross margin in the first nine months of 2012. The service associated with the one-year transmission service agreement is expected to generate additional gross margin of $84,000 during the fourth quarter of 2012. The increases from new services were partially offset by a decrease of $173,000 from transmission service contracts, which expired in November 2011 and April 2012.

•	Increased interruptible usage by an industrial customer and two electric generation facilities generated $310,000 additional gross margin for Eastern Shore.

•

Eastern Shore also generated $729,000 in additional gross margin as a result of new rates that became effective July 2011. Eastern Shore did not record the additional margin from the base rate increase until November 2011, when the rate case settlement was finalized by Eastern Shore, the FERC Staff and other interested parties and submitted for approval. The rate case settlement was approved without any modification by the FERC in January 2012.

Gross margin for our Florida electric distribution operation decreased by $489,000 in the first nine months of 2012, compared to the same period in 2011, due primarily to lower energy consumption by customers as a result of warmer weather during the heating season.

Other Operating Expenses

Other operating expenses for the regulated energy segment increased by $2.6 million for the first nine months of 2012 due largely to: (a) $1.8 million in increased amortization expense associated with the recovery of the FPU acquisition adjustment and merger-related costs, (b) $725,000 in higher depreciation expense and asset removal costs associated with capital investments, (c) $587,000 in increased costs associated with investing in growth; (d) $334,000 in higher legal costs associated with an electric franchise dispute; and (e) $255,000 in increased cost related to pipeline integrity requirements. These increases in expense were partially offset by one-time charges totaling $836,000 in the first nine months of 2011 as a result of the voluntary workforce reduction in Florida and pension settlements, and $780,000 in reduced payroll and benefits, primarily in Florida because of the reduction in the workforce in 2011.

Unregulated Energy

For the Nine Months Ended September 30,	2012	2011	Increase (decrease)
(in thousands, except degree-day data)
Revenue	$93,323	$112,164	($18,841)
Cost of sales	68,646	84,227	(15,581)

Gross margin	24,677	27,937	(3,260)
Operations & maintenance	16,974	17,129	(155)
Depreciation & amortization	2,552	2,405	147
Other taxes	1,107	1,127	(20)

Other operating expenses	20,633	20,661	(28)

Operating Income	$4,044	$7,276	($3,232)

Weather Analysis — Delmarva Peninsula
Actual HDD	2,375	2,876	(501)
10-year average HDD	2,899	2,905	(6)
Estimated gross margin per HDD	$2,869	$2,611	$258

The unregulated energy segment reported operating income of $4.0 million in the first nine months of 2012, a decrease of $3.2 million, or 44 percent, compared to the same period in 2011. A decrease in gross margin of $3.3 million was slightly offset by a decrease in other operating expenses of $28,000.

Gross Margin

Gross margin for our unregulated energy segment decreased by $3.3 million, or 12 percent, in the first nine months of 2012, compared to the same period in 2011.

Our Delmarva propane distribution operation reported a decrease in gross margin of $3.8 million in the first nine months of 2012, compared to the same period in 2011. The factors contributing to this decrease were as follows:

•

Significantly warmer weather resulted in decreased gross margin of $2.5 million during the first nine months of 2012, compared to the same period in 2011. Propane sales to bulk-delivery customers declined beyond the estimated weather impact due to the timing of deliveries, conservation and other factors, which further reduced gross margin by $584,000. Lower wholesale propane volumes also decreased gross margin by $31,000.

•

Lower retail margins per gallon during the first nine months of 2012, compared to the same period in 2011, decreased gross margin by $299,000. This decrease in retail margins per gallon was attributable to a significant decline in wholesale propane prices during the first six months of 2012, which resulted in a write-down of $465,000 in the inventory value.

•

A non-recurring gain of $575,000 was recorded in 2011 related to our share of proceeds received from an antitrust litigation settlement with a major propane supplier and is reflected in 2012 as a period-over-period decrease in gross margin.

The gross margin generated by our Florida propane distribution operation increased by $849,000 in the first nine months of 2012, compared to the same period in 2011. The factors contributing to this increase were as follows:

•

Higher retail margins per gallon in Florida generated an additional gross margin of $1.6 million due to our ability to maintain our current level of retail pricing in Florida in response to local market conditions and lower average propane inventory cost.

•

A decrease in customer consumption reduced gross margin by $866,000, due partially to warmer weather in 2012. This decrease was partially offset by $244,000 in additional gross margin generated from 1,180 customers acquired in late 2011 and early 2012, following the purchase of the operating assets of several small propane distribution companies.

Xeron’s gross margin increased by $231,000 in the first nine months of 2012, compared to the same period in 2011, as a result of higher margins from its trading activity, slightly offset by a 42-percent decrease in trading activity. Xeron executed trades with higher margins in 2012 as the market presented opportunities resulting from fluctuation in wholesale propane prices.

Gross margin from PESCO decreased by $185,000 during the first nine months of 2012, compared to the same period in 2011. PESCO’s gross margin in the first nine months of 2011 benefited from unusually large favorable imbalance resolutions with third-party intrastate pipelines, with which PESCO contracts for supply. Imbalance resolutions are not predictable and, therefore, are not included in our long-term financial plans or forecasts. Lower gross margin from imbalance resolutions was partially offset by additional gross margin generated by new customers and contracts

Merchandise sales in Florida decreased in the first nine months of 2012, compared to the same period in 2011, resulting in lower gross margin of $214,000, as we transition from a merchandise goods business to a services business.

Other Operating Expenses

Other operating expenses for the unregulated energy segment were $20.6 million for the first nine months of 2012, which is consistent with the same period in 2011.

Other

For the Nine Months Ended September 30,	2012	2011	Increase (decrease)
(in thousands)
Revenue	$9,619	$9,162	$457
Cost of sales	3,410	4,789	(1,379)

Gross margin	6,209	4,373	1,836

Operations & maintenance	4,345	3,552	793
Depreciation & amortization	333	315	18
Other taxes	634	537	97

Other operating expenses	5,312	4,404	908

Operating Income—Other	897	(31)	928
Operating Income—Eliminations (1)	—	—	—

Operating Income (Loss)	$897	($31)	$928

(1)	Eliminations are entries required to eliminate activities between business segments from the consolidated results.

Operating income for our “other” segment increased by approximately $928,000 in the first nine months of 2012, compared to the same period in 2011, which was attributable to a gross margin increase of $1.8 million, partially offset by an operating expense increase of $908,000.

Gross margin

Our “other” segment generated gross margin of $6.2 million during the first nine months of 2012, compared to $4.4 million for the same period of 2011, as a result of an increase of $1.9 million by BravePoint, $464,000 of which represents higher margin from ProfitZoom™ and Application Evolution™ sales and related services. The remaining increase was generated from higher consulting revenues and other product sales.

Other Operating expenses

Other operating expenses for our “other” segment increased by $908,000 in the first nine months of 2012, compared to the same period in 2011. The increase was primarily attributable to BravePoint as it added resources to support consulting and other service engagements.

Interest Expense

Total interest expense for the nine months ended September 30, 2012 remained unchanged from the same period in 2011. An increase in long-term interest expense of $294,000, which includes interest related to the $29 million long-term debt issuance in June 2011, was offset by decreases of $139,000 in short-term interest expense and $152,000 in interest on deposits from FPU’s customers. These decreases were a result of lower short-term borrowings and a lower interest rate applied to those deposits.

Income Taxes

Income tax expense remained unchanged at $12.6 million.

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

We originally budgeted $88.5 million for capital expenditures during 2012. As a result of continued growth, expansion opportunities and the timing of capital projects, we have increased our capital spending projection for 2012 to $93.2 million. This amount includes $81.8 million for the regulated energy segment, $4.3 million for the unregulated energy segment and $7.1 million for the “Other” segment. The amount for the regulated energy segment includes estimated capital expenditures for the following: natural gas distribution operations ($32.6 million), natural gas transmission operations ($41.3 million) and electric distribution operation ($7.9 million) for expansion and improvement of facilities. The amount for the unregulated energy segment includes estimated capital expenditures for the propane distribution operations for customer growth and replacement of equipment. The amount for the “Other” segment includes estimated capital expenditures of $533,000 for the advanced information services subsidiary with the remaining balance for improvements of various offices and operations centers, other general plant, computer software and hardware. We expect to fund the 2012 capital expenditures program from short-term borrowings, cash provided by operating activities, and other sources. The capital expenditures program is subject to continuous review and modification. Actual capital requirements may vary from the above estimates due to a number of factors, including changing economic conditions, customer growth in existing areas, regulation, new growth or acquisition opportunities and availability of capital.

We recently entered into an agreement with ESG to purchase its propane distribution assets currently used to serve approximately 11,000 residential and commercial customers in Worcester County, Maryland, primarily through underground propane gas distribution systems. The purchase price is approximately $16.5 million, which is subject to certain adjustments as specified in the agreement. We expect to finance the purchase of these assets using unsecured short-term debt. The transaction is expected to be completed in 2013.

Capital Structure

We are committed to maintaining a sound capital structure and strong credit ratings to provide the financial flexibility needed to access capital markets when required. This commitment, along with adequate and timely rate relief for our regulated operations, is intended to ensure our ability to attract capital from outside sources at a reasonable cost. We believe that the achievement of these objectives will provide benefits to our customers, creditors and investors. The following presents our capitalization, excluding and including short-term borrowings, as of September 30, 2012 and December 31, 2011:

	September 30,		December 31,
	2012		2011
(in thousands)
Long-term debt, net of current maturities	$108,721	30%	$110,285	31%
Stockholders’ equity	250,484	70%	240,780	69%

Total capitalization, excluding short-term debt	$359,205	100%	$351,065	100%

	September 30,		December 31,
	2012		2011
(in thousands)
Short-term debt	$30,756	8%	$34,707	9%
Long-term debt, including current maturities	116,917	29%	118,481	30%
Stockholders’ equity	250,484	63%	240,780	61%

Total capitalization, including short-term debt	$398,157	100%	$393,968	100%

Short-term Borrowings

Our outstanding short-term borrowings at September 30, 2012 and December 31, 2011 were $30.8 million and $34.7 million, respectively, at weighted average interest rates of 1.50 percent and 1.57 percent, respectively.

We utilize bank lines of credit to provide funds for our short-term cash needs to meet seasonal working capital requirements and to fund temporarily portions of the capital expenditure program. As of September 30, 2012, we had four unsecured bank lines of credit with two financial institutions for a total of $100.0 million. Two of these unsecured bank lines, totaling $60.0 million, are available under committed lines of credit. None of these unsecured bank lines of credit requires compensating balances. Advances offered under the uncommitted lines of credit are subject to the discretion of the banks. Our outstanding borrowings under these unsecured bank lines of credit at September 30, 2012 and December 31, 2011 were $28.1 million and $30.5 million, respectively, at weighted average interest rates of 1.50 percent and 1.57 percent, respectively.

In addition to the four unsecured bank lines of credit, we entered into a new, unsecured short-term credit facility for $40 million with an existing lender on June 22, 2012. Short-term borrowings under this new facility bear interest at LIBOR plus 80 basis points or, at our discretion, the lender’s base rate plus 80 basis points. This facility, which is structured in the form of a revolving credit note, matures on June 1, 2013. Our total short-term borrowing capacity available under this facility at September 30, 2012 was $40 million.

In November 2012, our Board of Directors has authorized us to borrow up to $100.0 million in the aggregate short-term borrowings.

Cash Flows Provided By Operating Activities

Cash flows provided by operating activities were as follows:

For the Nine Months Ended September 30,	2012	2011
(in thousands)
Net Income	$19,006	$19,664
Non-cash adjustments to net income	34,863	34,199
Changes in assets and liabilities	10,227	(1,089)

Net cash provided by operating activities	$64,096	$52,774

During the nine months ended September 30, 2012 and 2011, net cash flow provided by operating activities was $64.1 million and $52.8 million, respectively, a period-over-period increase of $11.3 million. Significant operating activities reflected in the change in cash flows provided by operating activities were as follows:

•	Net cash flows from changes in accounts receivable and accounts payable increased by approximately $12.3 million. The timing of trading contracts entered into by our propane wholesale marketing operation contributed $9.9 million of this increase. The remaining increase is due to the timing of collection and payments from our natural gas, electric and propane distribution businesses.

•	Net cash flows from the changes in regulatory assets and liabilities decreased by approximately $3.8 million, due primarily to a reduction in fuel costs due and collected from rate payers and a refund of $1.3 million to customers by Eastern Shore as a result of a rate case settlement in January 2012.

•	Net cash flows from changes in propane and natural gas inventories increased by approximately $3.6 million as a result of lower commodity prices.

Cash Flows Used in Investing Activities

Net cash flows used in investing activities totaled $49.2 million and $33.3 million during the nine months ended September 30, 2012 and 2011, respectively. Cash utilized for capital expenditures was $51.0 million and $33.4 million for the first nine months of 2012 and 2011, respectively.

Cash Flows Used by Financing Activities

Cash flows used in financing activities totaled $15.6 million and $19.4 million for the first nine months of 2012 and 2011, respectively. Significant financing activities reflected in the change in cash flows used by financing activities were as follows:

•	During the first nine months of 2012, we had a net borrowing of $229,000 under our line of credit agreements related to working capital, compared to a net repayment of $9.3 million during the same period in 2011. This resulted in a period-over-period net cash increase of $9.6 million. This increase was partially offset by the changes in cash overdrafts, which resulted in a period-over-period net cash decrease of $5.3 million.

•	Net repayment of long-term debt during the first nine months of 2012 and 2011 remained consistent at $1.5 million and $1.4 million, respectively. During the first nine months of 2011, we issued Chesapeake’s unsecured senior notes, using the proceeds to repay a short-term credit facility and permanently finance the FPU bonds.

•	We paid $9.2 million and $8.7 million in cash dividends for the nine months ended September 30, 2012 and 2011, respectively.

Off-Balance Sheet Arrangements

We have issued corporate guarantees to certain vendors of our subsidiaries, primarily the propane wholesale marketing subsidiary and the natural gas marketing subsidiary. These corporate guarantees provide for the payment of propane and natural gas purchases in the event of the respective subsidiary’s default. None of these subsidiaries has ever defaulted on its obligations to pay its suppliers. The liabilities for these purchases are recorded in our financial statements when incurred. The aggregate amount guaranteed at September 30, 2012 was $28.5 million, with the guarantees expiring on various dates through September 2013.

In addition to the corporate guarantees, we have issued a letter of credit for $1.0 million, which expires on September 12, 2013, related to the electric transmission services for FPU’s northwest electric division. We have also issued a letter of credit to our current primary insurance company for $656,000, which expires on December 2, 2012, as security to satisfy the deductibles under our various insurance policies. Although we changed our primary insurance company, we still have an outstanding letter of credit for $304,000 to our former primary insurance company, which will expire on June 1, 2013. There have been no draws on these letters of credit as of September 30, 2012. We do not anticipate that the letters of credit will be drawn upon by the counterparties, and we expect that the letters of credit will be renewed to the extent necessary in the future.

We provided a letter of credit for $2.5 million under the Precedent Agreement, which is the maximum amount required under the agreement.

Contractual Obligations

There has not been any material change in the contractual obligations presented in our 2011 Annual Report on Form 10-K, as amended, except for commodity purchase obligations and forward contracts entered into in the ordinary course of our business. The following table summarizes the commodity and forward contract obligations at September 30, 2012.

	Payments Due by Period
Purchase Obligations	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
(in thousands)
Commodities (1)	$13,501	$261	$—	$—	$13,762
Propane (2)	18,454	—	—	—	18,454

Total Purchase Obligations	$31,955	$261	$—	$—	$32,216

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

(2)

We have also entered into forward sale contracts in the aggregate amount of $5.3 million. See Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk,” below, for further information.

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

OTHER MATTERS

Rates and Regulatory Matters

Our natural gas distribution operations in Delaware, Maryland and Florida and electric distribution operation in Florida are subject to regulation by their respective PSC; Eastern Shore is subject to regulation by the FERC; and Peninsula Pipeline is subject to regulation by the Florida PSC. At September 30, 2012, we were involved in rate filings and/or regulatory matters in each of the jurisdictions in which we operate. Each of these rate filings and/or regulatory matters is fully described in Note 4, “Rates and Other Regulatory Activities,” to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

Market risk represents the potential loss arising from adverse changes in market rates and prices. Long-term debt is subject to potential losses based on changes in interest rates. Our long-term debt consists of fixed-rate senior notes, secured debt and convertible debentures. All of our long-term debt is fixed-rate debt and was not entered into for trading purposes. The carrying value of long-term debt, including current maturities, was $116.9 million at September 30, 2012, as compared to a fair value of $140.5 million, using a discounted cash flow methodology that incorporates a market interest rate that is based on published corporate borrowing rates for debt instruments with similar terms and average maturities with adjustments for duration, optionality, credit risk, and risk profile. We evaluate whether to refinance existing debt or permanently refinance existing short-term borrowing, based in part on the fluctuation in interest rates.

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

In May 2012, our propane distribution operation entered into call options to protect against an increase in propane prices associated with 1,260,000 gallons purchased for the propane price cap program in December 2012 through March 2013. The call options are exercised if the propane prices rise above the strike prices, which range from $0.905 per gallon to $0.99 per gallon during this four-month period. We will receive the difference between the market price and the strike price during those months. We paid $139,000 to purchase the call options, and we accounted for the call options as a fair value hedge. As of September 30, 2012, the call options had a fair value of $121,000. There has been no ineffective portion of this fair value hedge thus far in 2012.

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

The forward and futures contracts are entered into for trading and wholesale marketing purposes. The propane wholesale marketing business is subject to commodity price risk on its open positions to the extent that market prices for natural gas liquids deviate from fixed contract settlement prices. Market risk associated with the trading of futures and forward contracts is monitored daily for compliance with our Risk Management Policy, which includes volumetric limits for open positions. To manage exposures to changing market prices, open positions are marked up or down to market prices and reviewed daily by our oversight officials. In addition, the Risk Management Committee reviews periodic reports on markets and the credit risk of counter-parties, approves any exceptions to the Risk Management Policy (within limits established by the Board of Directors) and authorizes the use of any new types of contracts. Quantitative information on forward and futures contracts at September 30, 2012 is presented in the following tables.

	Quantity in	Estimated Market	Weighted Average
At September 30, 2012	Gallons	Prices	Contract Prices
Forward Contracts
Sale	5,964,000	$0.7200 — $1.3775	$0.9469
Purchase	5,670,000	$0.6825 — $1.3300	$0.9251

Estimated market prices and weighted average contract prices are in dollars per gallon.

All contracts expire by the end of January 2013.

At September 30, 2012 and December 31, 2011, we marked these forward and other contracts to market, using market transactions in either the listed or OTC markets, which resulted in the following assets and liabilities:

	September 30,	December 31,
(in thousands)	2012	2011
Mark-to-market energy assets, including put/call option	$721	$1,754
Mark-to-market energy liabilities	$556	$1,496

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of the Company, with the participation of other Company officials, have evaluated our “disclosure controls and procedures” (as such term is defined under Rules 13a-15(e) and 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2012. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2012, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2012 through July 31, 2012 (1)	266	$45.35	—	—
August 1, 2012 through August 31, 2012	—	$—	—	—
September 1, 2012 through September 30, 2012	—	$—	—	—

Total	266	$45.35	—	—

(1)

Chesapeake purchased shares of stock on the open market for the purpose of reinvesting the dividend on deferred stock units held in the Rabbi Trust accounts for certain Directors and Senior Executives under the Deferred Compensation Plan. The Deferred Compensation Plan is discussed in detail in Item 8 under the heading "Notes to the Consolidated Financial Statements—Note M, Employee Benefit Plans" in our latest Annual Report on Form 10-K for the year ended December 31, 2011, as amended. During the quarter, 266 shares were purchased through the reinvestment of dividends on deferred stock units.

(2)	Except for the purposes described in Footnote (1), Chesapeake has no publicly announced plans or programs to repurchase its shares.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated November 7, 2012.

31.2	Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated November 7, 2012.

32.1	Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350, dated November 7, 2012.

32.2	Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350, dated November 7, 2012.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 of this Form 10-Q shall not be subject to the liability of Section 18 of the Securities Exchange Act of 1934 and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth in specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE UTILITIES CORPORATION

/s/ BETH W. COOPER
Beth W. Cooper
Senior Vice President and Chief Financial Officer

Date: November 7, 2012