Form 10-Q
period 2013-06-30
CHESAPEAKE UTILITIES CORP
filed 2013-08-09
CIK 19745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2013
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Common Stock, par value $0.4867 — 9,625,132 shares outstanding as of July 31, 2013.

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
Interruptible service: Large commercial customers whose regulated utility service can be temporarily interrupted in order for the utility to meet the needs of firm service customers. The interruptible service customers pay lower delivery rates than firm service customers, and they must be able to readily substitute an alternate fuel for natural gas.
Margin per gallon: A measure of profitability for propane distribution sales, calculated for each gallon of propane sold by deducting the cost of propane sold from the propane revenue.
Mark-to-market: The process of adjusting the carrying value of a position held in our forward contracts and derivative instruments to reflect their current fair value.
Natural gas distribution: Regulated natural gas distribution utility service. Both Chesapeake Utilities Corporation, through its Delaware, Maryland and Florida divisions, and Florida Public Utilities Company provide this service, which is regulated by the Public Service Commission of each respective state.
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
DEFINITIONS
ASU: Accounting Standards Update
Austin Cox: Austin Cox Home Services, Inc.
BravePoint: BravePoint®, Inc., Chesapeake's advanced information services subsidiary, headquartered in Norcross, Georgia
Calpine: Calpine Energy Services, L.P.
CDD: Cooling degree-days, which is the measure of the variation in weather based on the extent to which the daily average temperature (from 10:00 am to 10:00 am) is above 65 degrees Fahrenheit
Chesapeake or Company: Chesapeake Utilities Corporation, its divisions and its subsidiaries, as appropriate in the context of the disclosure
CP: Certificate of Public Convenience and Necessity
DSCP: Directors Stock Compensation Plan
Dts/d: Dekatherms per day
DPA: The Division of the Public Advocate
Eastern Shore: Eastern Shore Natural Gas Company, a wholly-owned natural gas transmission subsidiary of Chesapeake
EGWIC: Eastern Gas & Water Investment Company, LLC, an affiliate of Eastern Shore Gas Company
ESG: Eastern Shore Gas Company and its affiliates
EPA: United States Environmental Protection Agency
FASB: Financial Accounting Standards Board
FERC: Federal Energy Regulatory Commission, an independent agency of the Federal government that regulates the interstate transmission of electricity, natural gas, and oil
FDEP: Florida Department of Environmental Protection
FDOT: Florida Department of Transportation
FGT: Florida Gas Transmission Company
FPU: Florida Public Utilities Company, a wholly-owned subsidiary of Chesapeake as of October 28, 2009, the date we acquired FPU
FRP: Fuel Retention Percentage
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
PBF Energy: PBF Energy Inc.
PESCO: Peninsula Energy Services Company, Inc., a wholly-owned natural gas marketing subsidiary of Chesapeake
Peninsula Pipeline: Peninsula Pipeline Company, Inc., a wholly-owned Florida intrastate pipeline subsidiary of Chesapeake
PIP: Performance Incentive Plan
PSC: Public Service Commission, which is the state agency that regulates the rates and services provided by Chesapeake’s natural gas and electric distribution operations in Delaware, Maryland and Florida and Peninsula Pipeline in Florida
Sandpiper: Sandpiper Energy, Inc.
Sanford Group: Florida Public Utilities Company and other responsible parties involved with the Sanford environmental site
SEC: Securities and Exchange Commission
SERP: Supplemental Executive Retirement Plan
TETLP: Texas Eastern Transmission, LP
TOU: Time-of-use
Xeron: Xeron, Inc., a wholly-owned propane wholesale marketing subsidiary of Chesapeake, based in Houston, Texas

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three Months		Six Months
For the Periods Ended June 30,	2013	2012	2013	2012
(in thousands, except shares and per share data)
Operating Revenues
Regulated energy	$55,216	$55,553	$136,783	$127,849
Unregulated energy	36,025	25,176	91,016	70,063
Other	2,905	3,168	7,075	6,899
Total Operating Revenues	94,146	83,897	234,874	204,811
Operating Expenses
Regulated energy cost of sales	22,115	23,433	63,730	59,105
Unregulated energy and other cost of sales	28,773	19,861	68,861	54,453
Operations	22,822	20,071	44,577	40,027
Maintenance	1,820	1,858	3,542	3,834
Depreciation and amortization	5,977	5,885	11,797	11,646
Other taxes	3,487	2,334	6,665	5,218
Total Operating Expenses	84,994	73,442	199,172	174,283
Operating Income	9,152	10,455	35,702	30,528
Other income, net of other expenses	24	153	312	349
Interest charges	2,016	2,241	4,088	4,532
Income Before Income Taxes	7,160	8,367	31,926	26,345
Income taxes	2,804	3,307	12,701	10,558
Net Income	$4,356	$5,060	$19,225	$15,787
Weighted Average Common Shares Outstanding:
Basic	9,621,580	9,586,159	9,611,610	9,578,715
Diluted	9,695,470	9,681,597	9,687,253	9,674,240
Earnings Per Share of Common Stock:
Basic	$0.45	$0.53	$2.00	$1.65
Diluted	$0.45	$0.52	$1.99	$1.63
Cash Dividends Declared Per Share of Common Stock	$0.385	$0.365	$0.750	$0.710
The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months		Six Months
For the Periods Ended June 30,	2013	2012	2013	2012
(in thousands)
Net Income	$4,356	$5,060	$19,225	$15,787
Other Comprehensive Income (Loss), net of tax:
Employee Benefits, net of tax:
Amortization of prior service cost, net of tax of ($6), ($6), ($12) and ($13), respectively	(9)	(9)	(18)	(19)
Net gain, net of tax of $43, $50, $81 and $101, respectively	64	76	122	152
Total other comprehensive income	55	67	104	133
Comprehensive Income	$4,411	$5,127	$19,329	$15,920
The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

Assets	June 30, 2013	December 31, 2012
(in thousands, except shares and per share data)
Property, Plant and Equipment
Regulated energy	$622,895	$585,429
Unregulated energy	72,877	70,218
Other	20,660	20,067
Total property, plant and equipment	716,432	675,714
Less: Accumulated depreciation and amortization	(165,646)	(155,378)
Plus: Construction work in progress	42,421	21,445
Net property, plant and equipment	593,207	541,781
Current Assets
Cash and cash equivalents	2,210	3,361
Accounts receivable (less allowance for uncollectible accounts of $1,125 and $826, respectively)	66,933	53,787
Accrued revenue	7,188	11,688
Propane inventory, at average cost	6,375	7,612
Other inventory, at average cost	3,361	5,841
Regulatory assets	1,084	2,736
Storage gas prepayments	3,262	3,716
Income taxes receivable	—	4,703
Deferred income taxes	919	791
Prepaid expenses	3,798	6,020
Mark-to-market energy assets	248	210
Other current assets	165	132
Total current assets	95,543	100,597
Deferred Charges and Other Assets
Goodwill	4,716	4,090
Other intangible assets, net	3,175	2,798
Investments, at fair value	4,917	4,168
Regulatory assets	75,331	77,408
Receivables and other deferred charges	2,769	2,904
Total deferred charges and other assets	90,908	91,368
Total Assets	$779,658	$733,746

The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

Capitalization and Liabilities	June 30, 2013	December 31, 2012
(in thousands, except shares and per share data)
Capitalization
Stockholders’ equity
Common stock, par value $0.4867 per share (authorized 25,000,000 shares)	$4,684	$4,671
Additional paid-in capital	151,391	150,750
Retained earnings	118,187	106,239
Accumulated other comprehensive loss	(4,958)	(5,062)
Deferred compensation obligation	1,096	982
Treasury stock	(1,096)	(982)
Total stockholders’ equity	269,304	256,598
Long-term debt, net of current maturities	107,674	101,907
Total capitalization	376,978	358,505
Current Liabilities
Current portion of long-term debt	7,996	8,196
Short-term borrowing	75,491	61,199
Accounts payable	45,789	41,992
Customer deposits and refunds	25,532	29,271
Accrued interest	1,121	1,437
Dividends payable	3,706	3,502
Income taxes payable	1,896	—
Accrued compensation	5,437	7,435
Regulatory liabilities	5,329	1,577
Mark-to-market energy liabilities	74	331
Other accrued liabilities	9,126	7,226
Total current liabilities	181,497	162,166
Deferred Credits and Other Liabilities
Deferred income taxes	131,199	125,205
Deferred investment tax credits	93	113
Regulatory liabilities	6,947	5,454
Environmental liabilities	8,905	9,114
Other pension and benefit costs	33,491	33,535
Accrued asset removal cost—Regulatory liability	38,923	38,096
Other liabilities	1,625	1,558
Total deferred credits and other liabilities	221,183	213,075
Other commitments and contingencies (Note 5 and 6)
Total Capitalization and Liabilities	$779,658	$733,746
The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30,	2013	2012
(in thousands)
Operating Activities
Net Income	$19,225	$15,787
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,797	11,646
Depreciation and accretion included in other costs	3,030	2,686
Deferred income taxes, net	5,796	8,562
(Gain) loss on sale of assets	(39)	33
Unrealized (gain) loss on commodity contracts	(153)	232
Unrealized gain on investments	(42)	(502)
Realized gain on sales of investments, net	(310)	—
Employee benefits	458	1,541
Share-based compensation	861	697
Other, net	(22)	(14)
Changes in assets and liabilities:
Purchase of investments	(398)	(232)
Accounts receivable and accrued revenue	(6,268)	37,103
Propane inventory, storage gas and other inventory	2,180	5,416
Regulatory assets	1,721	(162)
Prepaid expenses and other current assets	2,312	2,084
Accounts payable and other accrued liabilities	8,074	(18,359)
Income taxes receivable	6,599	920
Accrued interest	(316)	(215)
Customer deposits and refunds	(3,958)	(927)
Accrued compensation	(2,060)	(1,853)
Regulatory liabilities	5,588	(2,859)
Other assets and liabilities, net	(12)	(825)
Net cash provided by operating activities	54,063	60,759
Investing Activities
Property, plant and equipment expenditures	(41,220)	(34,386)
Proceeds from sales of assets	45	2,249
Purchase of investments and acquisitions	(19,541)	(124)
Environmental expenditures	(209)	(194)
Net cash used in investing activities	(60,925)	(32,455)
Financing Activities
Common stock dividends	(6,356)	(5,987)
Purchase of stock for Dividend Reinvestment Plan	(655)	(619)
Change in cash overdrafts due to outstanding checks	(1,240)	(2,144)
Net borrowing (repayment) under line of credit agreements	15,532	(19,010)
Proceeds from issuance of long-term debt	7,000	—
Repayment of long-term debt	(8,570)	(1,444)
Net cash provided by (used in) financing activities	5,711	(29,204)
Net Decrease in Cash and Cash Equivalents	(1,151)	(900)
Cash and Cash Equivalents—Beginning of Period	3,361	2,637
Cash and Cash Equivalents—End of Period	$2,210	$1,737
The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock
(in thousands, except shares and per share data)	Number of Shares(1)	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation	Treasury Stock	Total
Balances at December 31, 2011	9,567,307	$4,656	$149,403	$91,248	$(4,527)	$817	$(817)	$240,780
Net Income	—	—	—	28,863	—	—	—	28,863
Other comprehensive loss	—	—	—	—	(535)	—	—	(535)
Dividend Reinvestment Plan	—	—	(7)	—	—	—	—	(7)
Conversion of debentures	10,975	5	181	—	—	—	—	186
Share-based compensation (2) (3)	19,217	10	1,001	—	—	—	—	1,011
Tax benefit on share-based compensation	—	—	172	—	—	—	—	172
Deferred Compensation Plan		—	—	—	—	165	(165)	—
Purchase of treasury stock	(1,019)	—	—	—	—	—	(45)	(45)
Sale and distribution of treasury stock	1,019	—	—	—	—	—	45	45
Dividends on share-based compensation	—	—	—	(64)	—	—	—	(64)
Cash dividends (4)	—	—	—	(13,808)	—	—	—	(13,808)
Balances at December 31, 2012	9,597,499	$4,671	$150,750	$106,239	$(5,062)	$982	$(982)	$256,598
Net Income	—	—	—	19,225	—	—	—	19,225
Other comprehensive income				—	104	—	—	104
Dividend Reinvestment Plan	—	—	(3)	—	—	—	—	(3)
Conversion of debentures	4,227	2	70	—	—	—	—	72
Share-based compensation (2) (3)	23,348	11	574	—	—	—	—	585
Deferred Compensation Plan	—	—	—	—	—	114	(114)	—
Purchase of treasury stock	(504)	—	—	—	—	—	(24)	(24)
Sale and distribution of treasury stock	504	—	—	—	—	—	24	24
Dividends on share-based compensation	—	—	—	(62)	—	—	—	(62)
Cash dividends (4)	—	—	—	(7,215)	—	—	—	(7,215)
Balances at June 30, 2013	9,625,074	$4,684	$151,391	$118,187	$(4,958)	$1,096	$(1,096)	$269,304

(1)	Includes 33,965 and 33,461 shares at June 30, 2013 and December 31, 2012, respectively, held in a Rabbi Trust related to the Company's Deferred Compensation Plan.

(2)	Includes amounts for shares issued for Directors’ compensation.

(3)
The shares issued under the Performance Incentive Plan (“PIP”) are net of shares withheld for employee taxes. For the six months ended June 30, 2013 and for the year ended December 31, 2012, the Company withheld 10,411 and 5,670 shares, respectively, for taxes.

(4)	Cash dividends per share for the periods ended June 30, 2013 and December 31, 2012 were $0.75 and $1.440, respectively.
The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Summary of Accounting Policies
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
Reclassifications
We reclassified certain amounts in the condensed consolidated cash flows statement for the six months ended June 30, 2012 to conform to the current year’s presentation. These reclassifications are considered immaterial to the overall presentation of our condensed consolidated financial statements.

Financial Accounting Standards Board (“FASB”) Statements and Other Authoritative Pronouncements
Recently Adopted Accounting Standards
In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out Of Accumulated Other Comprehensive Income.” ASU 2013-02 requires entities to report either on their income statement or disclose in footnotes to the financial statements the effects on net income from significant items that are classified out of accumulated other comprehensive income for all reporting periods (annual and interim) covered by the financial statements. The standard also requires cross-reference to other disclosures currently required under GAAP for other reclassification items that are not required to be reclassified directly to net income. This standard is effective for us for fiscal periods beginning after December 15, 2012. We provided the required disclosures of ASU 2013-02 in Note 8, “Accumulated Other Comprehensive Income (Loss).” Other than providing the additional disclosures, the adoption of ASU 2013-02 had no impact on our financial position and results of operations.
In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The FASB issued ASU 2013-01 in response to concerns raised by constituents regarding the potential broad scope of disclosure requirements upon adoption of ASU 2011-11. It limits the scope of the new balance sheet offsetting disclosures to derivatives, repurchase agreements and securities lending transactions to the extent that they are: (i) offsetting in the financial statements or (ii) subject to an enforceable master netting arrangement or similar agreement. ASU 2013-01 became effective for us on January 1, 2013. The adoption of ASU 2013-01 had no material impact on our financial position and results of operations.
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

2.	Calculation of Earnings Per Share

	Three Months		Six Months
For the Periods Ended June 30,	2013	2012	2013	2012
(in thousands, except shares and per share data)
Calculation of Basic Earnings Per Share:
Net Income	$4,356	$5,060	$19,225	$15,787
Weighted average shares outstanding	9,621,580	9,586,159	9,611,610	9,578,715
Basic Earnings Per Share	$0.45	$0.53	$2.00	$1.65
Calculation of Diluted Earnings Per Share:
Reconciliation of Numerator:
Net Income	$4,356	$5,060	$19,225	$15,787
Effect of 8.25% Convertible debentures	11	13	22	27
Adjusted numerator—Diluted	$4,367	$5,073	$19,247	$15,814
Reconciliation of Denominator:
Weighted shares outstanding—Basic	9,621,580	9,586,159	9,611,610	9,578,715
Effect of dilutive securities:
Share-based Compensation	22,454	32,380	22,789	31,162
8.25% Convertible debentures	51,436	63,058	52,854	64,363
Adjusted denominator—Diluted	9,695,470	9,681,597	9,687,253	9,674,240
Diluted Earnings Per Share	$0.45	$0.52	$1.99	$1.63

3.	Acquisitions
Eastern Shore Gas Company
On May 31, 2013, upon obtaining the necessary approval from the Maryland Public Service Commission (“PSC”), which is further discussed in Note 4, “Rates and Other Regulatory Activities,” we completed the purchase of the operating assets of Eastern Shore Gas Company and its affiliates (collectively “ESG”). ESG was not related to or affiliated with our interstate natural gas transmission subsidiary, Eastern Shore Natural Gas Company ("ESNG"). The total purchase price was approximately $16.5 million, which is subject to certain adjustments specified in the asset purchase agreement. The purchase price included approximately $759,000 of sales tax related to the transaction. We financed the acquisition using unsecured short-term debt.
Approximately 11,000 residential and commercial underground propane distribution system customers and 500 bulk propane delivery customers acquired in the transaction are being served by our new subsidiary, Sandpiper Energy, Inc. (“Sandpiper”) and our propane distribution subsidiary, Sharpgas, Inc. ("Sharp"), respectively. Sandpiper's operations, which cover all of Worcester County, Maryland, are now subject to rate and service regulation by the Maryland PSC. We are evaluating the potential conversion of some of the underground propane distribution systems to natural gas distribution where such conversion is both economical and feasible.
In connection with this acquisition, we recorded $13.2 million in property, plant and equipment, $309,000 in propane inventory, $2.4 million in accounts receivable and accrued revenue and $212,000 in other current liabilities. All but insignificant amounts of assets and liabilities are recorded in the regulated energy segment. No goodwill or intangible asset was recorded from this acquisition. The allocation of the purchase price and valuation of assets are preliminary, and we will complete the purchase price allocation as soon as practicable but no later than one year from the purchase of the assets.
Sales tax of approximately $759,000 included in the purchase price was expensed as a transaction cost and was reflected in other taxes in the accompanying condensed consolidated statements of income for the three and six months ended June 30, 2013. Excluding this $759,000 of sales tax expense, the revenue and net income from this acquisition that were included in our condensed consolidated statements of income for the three months and six months ended June 30, 2013 were not material.
At closing, we entered into a capacity, supply and operating agreement with Eastern Gas & Water Investment Company, LLC ("EGWIC"), an affiliate of the seller. Pursuant to this agreement, Sandpiper has access to 13 propane storage tanks in Worcester County, Maryland, with total storage capacity of 570,000 gallons for a six-year period. Sandpiper has agreed to pay a monthly fee of $42,000 for the first annual period and a monthly fee of $125,000 for the remainder term of the agreement. Sandpiper will also purchase propane supply (initially estimated at approximately 7.4 million gallons of annual contract volume) from EGWIC over the same six-year period. Sandpiper has the option to pay a fixed per-gallon price for some or all of the propane purchases under this agreement or a market-based price using one of two local propane pricing indices. As further discussed in Note 4, “Rates and Other Regulatory Activities,” the cost of the capacity, supply and operating agreement will be recovered as a fuel cost in Sandpiper's new annual Gas Service Rate (“GSR”) filing.
Due to the specific property involved and the fixed monthly payments for the use of the storage capacity, the capacity portion of the capacity, supply and operating agreement must be accounted for as a capital lease. As a result, we recorded a capital lease asset and capital lease obligation of $7.1 million at the inception of the agreement. During the second quarter of 2013, we recorded approximately $21,000, for both the amortization of the capital lease asset and the interest on the capital lease obligation. Since the entire amount of the capacity payments is expected to be recovered through the GSR mechanism, the timing and amount of the expense recognition as well as the presentation of the expenses will also follow the regulatory accounting.
Other Acquisitions
On June 7, 2013, we acquired the operating assets of Austin Cox Home Services, Inc. ("Austin Cox") for approximately $600,000. The purchased assets are used to provide heating, ventilation and air conditioning, plumbing and electrical services to residential, commercial and industrial customers throughout the lower Delmarva Peninsula. In connection with this acquisition, we recorded $105,000 in property, plant and equipment, $94,000 in inventory, $250,000 as an intangible asset related to a non-compete agreement and $173,000 in goodwill. Valuation of certain property, plant and equipment and the intangible asset is preliminary and may be adjusted in the future based upon the final valuation, but no later than one year from the date of acquisition. All of the goodwill is expected to be deductible for income tax purposes.

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
Our natural gas and electric distribution operations in Delaware, Maryland and Florida are subject to regulation by their respective PSC; Eastern Shore, our natural gas transmission subsidiary, is subject to regulation by the Federal Energy Regulatory Commission (“FERC”); and Peninsula Pipeline Company, Inc. (“Peninsula Pipeline”), our intrastate pipeline subsidiary, is subject to regulation by the Florida PSC. Chesapeake’s Florida natural gas distribution division and the natural gas and electric operations of Florida Public Utilities Company (“FPU”) continue to be subject to regulation by the Florida PSC as separate entities.
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
On July 3, 2012, the Delaware PSC officially opened the docket and set a period for formal interventions to be filed. On January 4, 2013, the Division of the Public Advocate (“DPA”) filed a motion to close the docket on the grounds that the proposed expansion service offerings should only be considered in the context of a full base rate case. On February 6, 2013, the Hearing Examiner assigned to the case issued a report recommending that the Delaware PSC deny the DPA’s motion. Subsequently, the DPA, Delaware PSC staff and our Delaware division reached an agreement in principle, which included the key provisions described above. In July 2013, we filed the terms of this agreement in principle in supplemental testimony. A public comment hearing is expected to be held in August 2013. We anticipate that the Delaware PSC will render a final decision on the matter by September 2013.
Other Matters: We also had developments in the following regulatory matter in Delaware:
On September 21, 2012, the Delaware division filed with the Delaware PSC its annual GSR application, seeking approval to change its GSR, effective November 1, 2012. On October 9, 2012, the Delaware PSC authorized the Delaware division to implement the GSR charges, as filed, effective November 1, 2012, on a temporary basis and subject to refund, pending the completion of a full evidentiary hearing and a final decision. Prior to the evidentiary hearing, the parties to the proceeding reached a settlement agreement on all issues in the case, which included, among others, approval of the GSR rates as filed. On July 2, 2013, the PSC Hearing Examiner issued her report recommending approval of the settlement agreement. The Delaware PSC is scheduled to hear the matter and make a final decision on August 13, 2013.
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
On April 8, 2013, the parties finalized a settlement agreement which was approved by the Maryland PSC, effective May 29, 2013. Under the order, the Maryland PSC granted approval of: (i) the ESG acquisition; (ii) the overall regulatory framework requested; and (iii) recovery of the cost of the capacity, supply and operating agreement with ESG. In addition, the Maryland PSC's order requires us to file a depreciation study within the first year after the acquisition, at which point, the proper amount of the accumulated depreciation associated with the purchased assets in the rate base and the depreciation rates on those assets will be determined and then applied prospectively. The order also requires us to file a base rate case within two and a half years of Sandpiper's new service in Worcester County. The acquisition of the ESG operating assets was consummated on May 31, 2013.

Florida
Marianna Franchise: On July 7, 2009, the City Commission of Marianna, Florida (the “Marianna Commission”) adopted an ordinance granting a franchise to FPU, effective February 1, 2010, for a period not to exceed ten years for the operation and distribution and/or sale of electric energy (the “Franchise Agreement”). The Franchise Agreement required FPU to develop and implement new time-of-use (“TOU”) and interruptible electric power rates, or other similar rates, mutually agreeable to FPU and the City of Marianna, effective no later than February 17, 2011, and available to all customers within FPU’s northwest division, which includes the City of Marianna. If the rates were not in effect by February 17, 2011, the City of Marianna would have the right to give notice to FPU within 180 days thereafter of its intent to exercise an option in the Franchise Agreement to purchase FPU’s property (consisting of the electric distribution assets) within the City of Marianna. Any such purchase would be subject to approval by the Marianna Commission, which would also need to approve the presentation of a referendum to voters in the City of Marianna for the approval of the purchase and the operation by the City of Marianna of an electric distribution facility. If the purchase was approved by the Marianna Commission and by the referendum, the closing of the purchase would have had to occur within 12 months after the referendum was approved. If the City of Marianna had elected to purchase the Marianna property, the Franchise Agreement would require the City of Marianna to pay FPU the fair market value for such property as determined by three qualified appraisers.
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
On February 11, 2011, the Florida PSC issued an order approving FPU’s petition for authority to implement the proposed TOU and interruptible rates, which became effective on February 8, 2011. The City of Marianna objected to the proposed rates and filed a petition protesting the entry of the Florida PSC’s order. On June 21, 2011, the Florida PSC issued an order approving the amendment to FPU's Generation Services Agreement. On July 12, 2011, the City of Marianna filed a protest of this decision and requested a hearing on the amendment. On January 24, 2012, the Florida PSC dismissed with prejudice the protests by the City of Marianna regarding both the TOU and interruptible rates and the amendment to the Generation Services Agreement.
The City of Marianna filed an appeal with the Florida Supreme Court on March 7, 2012 and with the Florida PSC on March 19, 2012, seeking an appellate review of both of the decisions by the Florida PSC with respect to the protests by the City of Marianna.
As more fully disclosed in Note 6, “Other Commitments and Contingencies,” on March 2, 2011, the City of Marianna filed a complaint against FPU in the Circuit Court of the Fourteenth Judicial Circuit in and for Jackson County, Florida, alleging breaches of the Franchise Agreement by FPU and seeking a declaratory judgment that the City of Marianna has the right to exercise its option to purchase FPU’s property in the City of Marianna in accordance with the terms of the Franchise Agreement. Prior to the scheduled trial date, FPU and the City of Marianna reached an agreement in principle to resolve their dispute, which resulted in the City of Marianna dismissing its legal action with prejudice on February 11, 2013. Subsequently, FPU and the City of Marianna entered into a settlement agreement, which contemplated among other items, the City of Marianna proceeding with a referendum on the purchase of FPU’s facilities. On April 9, 2013, the referendum took place and the citizens of the City of Marianna voted, by a wide margin, to reject the purchase of FPU's facilities by the City of Marianna. As a result of the outcome of the referendum and pursuant to the terms of the settlement agreement, FPU’s franchise with the City of Marianna was extended by 10 years. Also pursuant to the settlement agreement, the City of Marianna withdrew its appeals before the Florida Supreme Court of the Florida PSC’s orders regarding the implementation of TOU and interruptible rates and the amendment to the Generation Services Agreement between FPU and Gulf Power.

FPU has incurred over $1.6 million of expenses associated with the City of Marianna litigation. In order to seek regulatory recovery of these extraordinary expenses, FPU filed a petition with the Florida PSC on August 27, 2012, for approval to: (i) defer, as a regulatory asset, the expenses associated with the litigation initiated by the City of Marianna; and (ii) amortize over five years, beginning in January 2013, previously expensed as well as future litigation expenses. On December 3, 2012, the Florida PSC issued an order approving FPU's request for deferral and amortization of the litigation expenses for regulatory accounting and reporting purposes. This order does not change the current rates charged by FPU to its electric customers unless FPU seeks and receives an approval from the Florida PSC in a future proceeding to recover the litigation expenses in rates. However, through this approval, FPU obtained deferral treatment of the expenses for regulatory purposes, which could allow future recovery of those expenses. FPU is currently discussing with the Office of Public Counsel potential recovery of its litigation and other expenses associated with the City of Marianna litigation. Any resulting settlement agreement would be subject to review and approval by the Florida PSC.
We have not deferred the litigation expenses as a regulatory asset at June 30, 2013 and December 31, 2012 in the accompanying condensed consolidated balance sheets. If we determine in the future that recovery of the litigation expenses in future rates is probable, we will establish a regulatory asset in accordance with GAAP.
Other Matters: We also had developments in the following regulatory matters in Florida:
On September 28, 2012, FPU provided a letter to the Florida PSC stating its intent to request approval of a $745,800 acquisition adjustment associated with FPU’s purchase of the operating assets of Indiantown Gas Company (“IGC”) in 2010. In this letter, FPU also acknowledged the jurisdiction of the Florida PSC to calculate and dispose of prospective overearnings, if any, occurring after October 1, 2012 as the Florida PSC may determine at the conclusion of the acquisition adjustment proceeding. On December 11, 2012, FPU filed a petition to request approval of this acquisition adjustment associated with FPU’s purchase of IGC’s assets. At this time, the Florida PSC has not scheduled an agenda date for this matter.
On December 14, 2012, Peninsula Pipeline filed a petition with the Florida PSC, asking for approval of a transportation service agreement with FPU. The agreement provides for an upstream interconnection of Peninsula Pipeline’s facilities with the Florida Gas Transmission Company (“FGT”) system and a downstream interconnection with FPU’s facilities. At the agenda conference on July 30, 2013, the Florida PSC approved this agreement.

On July 2, 2013, FPU filed a petition with the Florida PSC for approval of recognition of a regulatory liability for a one-time curtailment gain associated with a change in the FPU Medical Plan. The change in the FPU Medical Plan was implemented effective January 1, 2012 in an effort to conform the benefits offered to FPU's employees to those offered by Chesapeake. The change in the FPU Medical Plan resulted in a total curtailment gain of $892,000, $722,000 of which was allocated to FPU's regulated operations. Since this gain resulted from the merger integration effort, FPU believes that the treatment most consistent with prior regulatory treatment would be to record the gain allocated to the regulated operations as a regulatory liability and amortize that amount over a specified period. This treatment is similar to how merger-related costs and a one-time tax contingency gain were both treated. FPU is requesting approval to record regulatory liabilities in its natural gas and electric operations of $464,000 and $258,000, respectively. FPU also seeks permission to amortize the proposed regulatory liabilities over a 34-month period, beginning January 1, 2012, and ending October 30, 2014. At this time an agenda date for the Florida PSC to review and approve this petition has not been set.

Eastern Shore
The following are regulatory activities involving FERC orders applicable to Eastern Shore and the expansions of Eastern Shore’s transmission system:
Mainline Expansion Project: On May 14, 2012, Eastern Shore submitted to the FERC an Application for a Certificate of Public Convenience and Necessity ("CP") for approval to construct, own and operate the facilities necessary to deliver additional firm service of 15,040 dekatherms per day (“Dts/d”) to an existing electric power generation customer and to Chesapeake’s Delaware and Maryland divisions. The estimated capital cost of the project is approximately $16.3 million. The filing was publicly noticed on May 25, 2012. Two of Eastern Shore’s existing customers and Chesapeake’s Delaware and Maryland divisions filed motions to intervene in support of the project. One existing customer filed a motion to intervene and protest. On June 28, 2012, Eastern Shore submitted a response to the protest, and on August 31, 2012, the protesting customer filed a response to Eastern Shore’s response. On October 3, 2012, the US Department of the Interior submitted comments on the FERC’s environmental assessment regarding Eastern Shore’s re-vegetation plan. On October 9, 2012, a non-profit organization also submitted comments on the FERC’s environmental assessment, asserting that the environmental assessment was deficient and requesting the FERC to extend the comment period by 60 days. In February 2013, the FERC approved Eastern Shore’s application and issued a CP. On March 11, 2013, Eastern Shore accepted the certificate and filed its environmental compliance plan. On March 21, 2013, the FERC issued a notice to proceed with construction.
Daleville Compressor Station Upgrade Filing: On October 12, 2012, Eastern Shore submitted to the FERC an Application for a CP, seeking authorization to construct, own, operate, and maintain a new gas-fired compressor unit at its existing Daleville Compressor Station located in Chester County, Pennsylvania. The new unit will provide 17,500 Dts/d of additional firm transportation service to two of Eastern Shore’s existing customers. In this application, Eastern Shore also included a description of a second new gas fired compressor unit to be installed at the Daleville Compressor Station, which will replace the three existing compressors that serve as back-up units to existing primary compressor units. Eastern Shore also plans to replace the engine exhaust devices of the existing primary compressor units with air emissions control equipment to comply with new environmental regulations. The replacement compressor unit and new engine exhaust devices will result in improved air emissions, reliability and flexibility on Eastern Shore’s system. Eastern Shore does not need specific FERC approval to construct the replacement compressor unit or emission controls; however, Eastern Shore wants the FERC to be fully advised of these improvement efforts. The estimated capital costs of the project are approximately $12.1 million. The application was publicly noticed on October 23, 2012, and the comment period ended on November 13, 2012. Three unaffiliated entities entered timely petitions to intervene on Eastern Shore’s behalf. On March 4, 2013, the FERC approved this application.

White Oak Lateral Project Filing: On June 13, 2013, Eastern Shore submitted to the FERC an application for a CP, seeking authorization to construct, own, operate, and maintain the White Oak lateral project located in Kent County, Delaware. The project consists of installing approximately 5.5 miles of 16-inch diameter pipeline, metering facilities and miscellaneous appurtenances extending from Eastern Shore's mainline system near its North Dover City Gate Station and extending to the Garrison Oak Technical Park, all located in Dover, Delaware. This project is designed to provide 55,200 Dts/d of delivery lateral firm transportation service to Calpine Energy Services, L.P. ("Calpine") for its proposed 309 megawatt combined-cycle power plant under development. The total cost of the project is estimated to be approximately $11.2 million. Eastern Shore requested that the FERC issue an order granting the CP by December 14, 2013.

Other matters: Eastern Shore also had developments in the following FERC matters:

On May 31, 2013, Eastern Shore submitted to the FERC a combined filing of its Fuel Retention Percentage (“FRP”) and Cash-Out Refund for a twelve-month period beginning April 2012 and ending March 2013. In this filing, Eastern Shore proposed an FRP rate of 0.24 percent and maintain its existing zero percent rate for the Cash-Out Surcharge. During the period, Eastern Shore experienced an under-recovery of $285,000 in its Deferred Gas Required for Operations costs and an over-recovery of $146,000 in its Deferred Cash-Out costs. Eastern Shore proposed to incorporate the Cash-Out Refund into its FRP to mitigate the effect of the increase in the FRP to its customers. On June 27, 2013, the FERC issued an order accepting Eastern Shore's submittal of a combined filing to update both its FRP and Cash-Out Refund mechanisms, effective July 1, 2013.

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
As of June 30, 2013, we had approximately $10.4 million in environmental liabilities related to all of FPU’s MGP sites in Florida, which include the Key West, Pensacola, Sanford and West Palm Beach sites, representing our estimate of the future costs associated with those sites. FPU has approval to recover up to $14.0 million of its environmental costs related to all of its MGP sites from insurance and from customers through rates, approximately $9.0 million of which has been recovered as of June 30, 2013. We had approximately $5.0 million in regulatory assets for future recovery of environmental costs from FPU’s customers.
In addition to the FPU MGP sites, we had $117,000 in environmental liabilities at June 30, 2013, related to Chesapeake’s MGP sites in Maryland and Florida, representing our estimate of future costs associated with these sites. As of June 30, 2013, we had approximately $430,000 in regulatory and other assets for future recovery through Chesapeake’s rates. Environmental liabilities for all of our MGP sites are recorded on an undiscounted basis based on the estimate of future costs provided by independent consultants.
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
Sanford, Florida
FPU is the current owner of property in Sanford, Florida, which was a former MGP site that was operated by several other entities before FPU acquired the property. FPU was never an owner or an operator of the MGP. In January 2007, FPU and other responsible parties at the Sanford site (collectively with FPU the “Sanford Group”) signed a Third Participation Agreement, which provides for the funding of the final remedy approved by the United States Environmental Protection Agency (“EPA”) for the site. FPU’s share of remediation costs under the Third Participation Agreement is set at five percent of a maximum of $13.0 million, or $650,000. As of June 30, 2013, FPU has paid $650,000 to the Sanford Group escrow account for its entire share of the funding requirements.
The total cost of the final remedy is now estimated to be over $20.0 million, which includes long-term monitoring and the settlement of claims asserted by two adjacent property owners to resolve damages that the property owners allege they have incurred and will incur as a result of the implementation of the EPA-approved remediation. In settlement of these claims, members of the Sanford Group, which in this instance does not include FPU, have agreed to pay specified sums of money to the parties. FPU has refused to participate in the funding of the third-party settlement agreements based on its contention that it did not contribute to the release of hazardous substances at the site giving rise to the third-party claims. FPU has advised the other members of the Sanford Group that it is unwilling at this time to agree to pay any sum in excess of the $650,000 committed by FPU in the Third Participation Agreement.

As of June 30, 2013, FPU’s remaining remediation expenses, including attorneys’ fees and costs, are estimated to be $24,000. However, we are unable to determine, to a reasonable degree of certainty, whether the other members of the

Sanford Group will accept FPU’s asserted defense to liability for costs exceeding $13.0 million as provided in the Third Participation Agreement to implement the final remedy for this site or will pursue a claim against FPU for a sum in excess of the $650,000 that FPU has paid under the Third Participation Agreement. No such claims have been made as of June 30, 2013.
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
Winter Haven, Florida
The Winter Haven site is located on the eastern shoreline of Lake Shipp, in Winter Haven, Florida. Pursuant to a consent order entered into with FDEP, we are obligated to assess and remediate environmental impacts at this former MGP site. The recent groundwater sampling results show a continuing reduction in contaminant concentrations from the treatment system, which has been in operation since 2002. Currently, we predict that remedial action objectives could be met in approximately two to three years for the area being treated by the remediation system. On August 7, 2012, FDEP issued a letter discussing the need to evaluate further remedial options, which could incorporate risk-management options, including natural attenuation and the use of institutional and engineering controls. Modifications to the existing consent order and the remedial action plan modification could be required to incorporate risk-management options into the remedy for the site. A response letter was submitted to FDEP on May 7, 2013, and the most recent groundwater monitoring report was submitted on June 17, 2013. If modifications to the existing consent order and remedial action plan are required, we estimate that future remediation costs could be as much as $443,000, which includes an estimate of $100,000 to implement additional actions, such as institutional controls, at the site. If we are required to incur this cost, we continue to believe that the entire amount will be recoverable from customers through our approved rates.

The current treatment system at the Winter Haven site does not address impacted soils in the southwest corner of the site. In 2010, we obtained conditional approval from FDEP for a soil excavation plan; however, because the costs associated with shoreline stabilization and dewatering are likely to be substantial, alternatives to this excavation plan are being evaluated.
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
We have investigated a potential environmental matter involving a property we recently purchased in Fernandina Beach, Florida. We determined that there was no contamination on this site, therefore, we have not recorded an environmental liability for this site.

6.	Other Commitments and Contingencies
Litigation
On March 2, 2011, the City of Marianna filed a complaint against FPU in the Circuit Court of the Fourteenth Judicial Circuit in and for Jackson County, Florida. In the complaint, the City of Marianna alleged three breaches of the Franchise Agreement by FPU: (i) FPU failed to develop and implement TOU and interruptible rates that were mutually agreed to by the City of Marianna and FPU; (ii) mutually agreed upon TOU and interruptible rates by FPU were not effective or in effect by February 17, 2011; and (iii) FPU did not have such rates available to all of FPU’s customers located within and without the corporate limits of the City of Marianna. The City of Marianna was seeking a declaratory judgment allowing it to exercise its option under the Franchise Agreement to purchase FPU’s property (consisting of the electric distribution assets) within the City of Marianna. Any such purchase would be subject to approval by the Marianna Commission, which would also need to approve the presentation of a referendum to voters in the City of Marianna related to the purchase and the operation by the City of Marianna of an electric distribution facility. If the purchase was approved by the Marianna Commission and the referendum was approved by the voters, the closing of the purchase had to occur within 12 months after the referendum was approved. On March 28, 2011, FPU filed its answer to the declaratory action by the City of Marianna, in which it denied the material allegations by the City of Marianna and asserted several affirmative defenses. On August 3, 2011, the City of Marianna notified FPU that it was formally exercising its option to purchase FPU’s property. On August 31, 2011, FPU advised the City of Marianna that it had no right to exercise the purchase option under the Franchise Agreement and that FPU would continue to oppose the effort by the City of Marianna to purchase FPU’s property. In December 2011, the City of Marianna filed a motion for summary judgment. On April 3, 2012, the court conducted a hearing on the City of Marianna’s motion for summary judgment. The court subsequently denied in part and granted in part the City of Marianna’s motion after concluding that issues of fact remained for trial with respect to each of the three alleged breaches of the Franchise Agreement. Mediation was conducted on May 11, 2012, and again on July 6, 2012, but no resolution was reached.
Prior to the February 2013 trial date, FPU and the City of Marianna reached an agreement in principle to resolve their dispute, which resulted in the City of Marianna dismissing its legal action with prejudice on February 11, 2013. Subsequently, FPU and the City of Marianna entered into a settlement agreement, which contemplated, among other items, the City of Marianna proceeding with a referendum on the purchase of FPU’s facilities within the City of Marianna. On April 9, 2013, the referendum took place, and the citizens of the City of Marianna voted, by a wide margin, to reject the purchase of FPU’s facilities by the City of Marianna. As a result of the dismissal with prejudice of its legal action by the City of Marianna and the outcome of the referendum on the purchase of FPU’s facilities, we no longer have any contingencies related to claims by the City of Marianna.
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
Natural Gas, Electric and Propane Supply
Our natural gas, electric and propane distribution operations have entered into contractual commitments to purchase gas, electricity and propane from various suppliers. The contracts have various expiration dates. Our Delaware and Maryland natural gas distribution divisions had a contract with an unaffiliated energy marketing and risk management company to manage a portion of their natural gas transportation and storage capacity, which expired on March 31, 2013. On April 1, 2013, our Delaware and Maryland divisions entered into a new contact with a different company to perform similar asset management functions. The new contract expires on March 31, 2015.
As discussed in Note 3, "Acquisitions," in May 2013, Sandpiper entered into a capacity, supply and operating agreement with EGWIC to purchase propane over a six-year term. Sandpiper's initial annual commitment is estimated at approximately 7.4 million gallons. Sandpiper has the option to enter into either a fixed per-gallon price for some or all of the propane purchases or a market-based price utilizing one of two local propane pricing indices.
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

In May 2013, PESCO renewed contracts to purchase natural gas from various suppliers. These contracts expire in May 2014.
FPU’s electric fuel supply contracts require FPU to maintain an acceptable standard of creditworthiness based on specific financial ratios. FPU’s agreement with JEA (formerly known as Jacksonville Electric Authority) requires FPU to comply with the following ratios based on the results of the prior 12 months: (a) total liabilities to tangible net worth less than 3.75 times, and (b) fixed charge coverage ratio greater than 1.5 times. If either ratio is not met by FPU, it has 30 days to cure the default or provide an irrevocable letter of credit if the default is not cured. FPU’s electric fuel supply agreement with Gulf Power requires FPU to meet the following ratios based on the average of the prior six quarters: (a) funds from operations interest coverage ratio (minimum of 2 times), and (b) total debt to total capital (maximum of 65 percent). If FPU fails to meet the requirements, it has to provide the supplier a written explanation of actions taken or proposed to be taken to become compliant. Failure to comply with the ratios specified in the Gulf Power agreement could result in FPU providing an irrevocable letter of credit. As of June 30, 2013, FPU was in compliance with all of the requirements of its fuel supply contracts.
Sharp, our propane distribution subsidiary, entered into a separate supply and operating agreement with EGWIC. Under this agreement, Sharp has a commitment to supply propane to EGWIC over the same six-year term. Sharp's initial annual commitment is estimated at approximately 7.4 million gallons. The agreement between Sharp and EGWIC is separate from the agreement between Sandpiper and EGWIC, and neither agreement permits the parties to set off the rights and obligations specified in one agreement against those specified in the other agreement.
Corporate Guarantees
The Board of Directors has authorized the Company to issue corporate guarantees securing obligations of our subsidiaries and to obtain letters of credit securing our obligations, including the obligations of our subsidiaries. The maximum authorized liability under such guarantees and letters of credit is $45.0 million.
We have issued corporate guarantees to certain vendors of our subsidiaries, primarily our propane wholesale marketing subsidiary and our natural gas marketing subsidiary. These corporate guarantees provide for the payment of propane and natural gas purchases in the event of the respective subsidiary’s default. Neither subsidiary has ever defaulted on its obligations to pay its suppliers. The liabilities for these purchases are recorded when incurred. The aggregate amount guaranteed at June 30, 2013 was $31.1 million, with the guarantees expiring on various dates through June 2014.
Chesapeake guarantees the payment of FPU’s first mortgage bonds. The maximum exposure under the guarantee is the outstanding principal plus accrued interest balances. The outstanding principal balances of FPU’s first mortgage bonds approximate their carrying values (see Note 14, “Long-Term Debt,” to the condensed consolidated financial statements for further details).
In addition to the corporate guarantees, we have issued a letter of credit for $1.0 million, which expires on September 12, 2013, related to the electric transmission services for FPU’s northwest electric division. We have also issued a letter of credit to our current primary insurance company for $400,000, which expires on December 2, 2013, as security to satisfy the deductibles under our various insurance policies. As a result of a change in our primary insurance company in 2010, we renewed and decreased the letter of credit for $304,000 to our former primary insurance company, which will expire on June 1, 2014. There have been no draws on these letters of credit as of June 30, 2013. We do not anticipate that the letters of credit will be drawn upon by the counterparties, and we expect that the letters of credit will be renewed to the extent necessary in the future.
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

The following table presents financial information about our reportable segments.

	Three Months		Six Months
For the Periods Ended June 30,	2013	2012	2013	2012
(in thousands)
Operating Revenues, Unaffiliated Customers
Regulated Energy	$54,975	$55,253	$136,279	$127,271
Unregulated Energy	34,273	24,253	89,264	69,140
Other	4,898	4,391	9,331	8,400
Total operating revenues, unaffiliated customers	$94,146	$83,897	$234,874	$204,811
Intersegment Revenues (1)
Regulated Energy	$241	$300	$504	$578
Unregulated Energy	1,752	923	1,752	923
Other	227	221	470	456
Total intersegment revenues	$2,220	$1,444	$2,726	$1,957
Operating Income
Regulated Energy	$8,619	$10,505	$25,925	$25,303
Unregulated Energy	447	(401)	9,816	4,753
Other and eliminations	86	351	(39)	472
Total operating income	9,152	10,455	35,702	30,528
Other income, net of other expenses	24	153	312	349
Interest	2,016	2,241	4,088	4,532
Income before Income Taxes	7,160	8,367	31,926	26,345
Income taxes	2,804	3,307	12,701	10,558
Net Income	$4,356	$5,060	$19,225	$15,787

(1)	All significant intersegment revenues are billed at market rates and have been eliminated from consolidated operating revenues.

(in thousands)	June 30, 2013	December 31, 2012
Identifiable Assets
Regulated energy	$658,171	$615,438
Unregulated energy	92,838	79,287
Other	28,649	39,021
Total identifiable assets	$779,658	$733,746

Our operations are almost entirely domestic. Our advanced information services subsidiary, BravePoint, has infrequent transactions in foreign countries, which are denominated and paid primarily in U.S. dollars. These transactions are immaterial to the consolidated revenues.

8.	Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the balance of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2013. Defined benefit pension and postretirement plan items are the only component of our accumulated comprehensive income (loss). All amounts in the following table are presented net of tax.

For the Periods Ended June 30, 2013	Three Months	Six Months
(in thousands)
Beginning balance	$(5,013)	$(5,062)
Other comprehensive loss before reclassifications	—	(6)
Amounts reclassified from accumulated other comprehensive loss	55	110
Net current-period other comprehensive income (loss)	55	104
Ending balance	$(4,958)	$(4,958)
The following table presents amounts reclassified out of accumulated other comprehensive loss for the three and six months ended June 30, 2013.

For the Periods Ended June 30, 2013	Three Months	Six Months
(in thousands)
Amortization of defined benefit pension and postretirement plan items:
Prior service cost (1)	$15	$30
Net loss (1)	$(107)	$(213)
Total before tax	(92)	(183)
Tax benefit	37	73
Net of tax	$(55)	$(110)

(1)	These amounts are included in the computation of net periodic costs (benefits). See Note 9, “Employee Benefit Plans,” for additional details.
Amortization of defined benefit pension and postretirement plan items are included in operations expense in the accompanying condensed consolidated statement of income. Tax benefit is included in income tax expenses in the accompanying condensed consolidated statement of income.

9.	Employee Benefit Plans
Net periodic benefit costs for our pension and post-retirement benefits plans for the three and six months ended June 30, 2013 and 2012 are set forth in the following tables:

	Chesapeake Pension Plan		FPU Pension Plan		Chesapeake Pension SERP		Chesapeake Postretirement Plan		FPU Medical Plan
For the Three Months Ended June 30,	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
(in thousands)
Service cost	$—	$—	$—	$—	$—	$—	$—	$—	$—	$40
Interest cost	103	125	594	639	20	22	12	15	16	45
Expected return on plan assets	(126)	(109)	(718)	(657)	—	—	—	—	—	—
Amortization of prior service cost	—	(2)	—	—	5	5	(20)	(20)	—	—
Amortization of net loss	57	85	81	44	16	12	19	17	—	22
Net periodic cost (benefit)	34	99	(43)	26	41	39	11	12	16	107
Amortization of pre-merger regulatory asset	—	—	191	191	—	—	—	—	2	2
Total periodic cost	$34	$99	$148	$217	$41	$39	$11	$12	$18	$109

	Chesapeake Pension Plan		FPU Pension Plan		Chesapeake Pension SERP		Chesapeake Postretirement Plan		FPU Medical Plan
For the Six Months Ended June 30,	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
(in thousands)
Service cost	$—	$—	$—	$—	$—	$—	$—	$—	$—	$80
Interest cost	205	250	1,188	1,278	41	45	24	30	32	90
Expected return on plan assets	(252)	(218)	(1,437)	(1,315)	—	—	—	—	—	—
Amortization of prior service cost	(1)	(3)	—	—	10	10	(39)	(40)	—	—
Amortization of net loss	114	170	162	88	32	23	36	35	—	45
Net periodic cost (benefit)	66	199	(87)	51	83	78	21	25	32	215
Amortization of pre-merger regulatory asset	—	—	381	381	—	—	—	—	4	4
Total periodic cost	$66	$199	$294	$432	$83	$78	$21	$25	$36	$219

We expect to record pension and postretirement benefit costs of approximately $999,000 for 2013. Included in these costs is $769,000 related to continued amortization of the FPU pension regulatory asset, which represents the portion attributable to FPU’s regulated energy operations of the changes in funded status that occurred but were not recognized as part of net periodic benefit costs prior to the merger. This was deferred as a regulatory asset by FPU prior to the merger to be recovered through rates pursuant to a previous order by the Florida PSC. The unamortized balance of this regulatory asset was $4.8 million and $5.2 million at June 30, 2013 and December 31, 2012, respectively.
FPU continues to record as a regulatory asset a portion of the unrecognized pension and postretirement benefit costs related to its regulated operations after the merger pursuant to a Florida PSC order. The portion of the unrecognized pension and postretirement benefit costs related to FPU’s unregulated operations and Chesapeake’s operations is recorded to accumulated other comprehensive income/loss. The following table presents the amounts included in the regulatory asset and accumulated other comprehensive income/loss that were recognized as components of net periodic benefit cost during the three and six months ended June 30, 2013:

For Three Months Ended June 30, 2013	Chesapeake Pension Plan	FPU Pension Plan	Chesapeake SERP	Chesapeake Postretirement Plan	FPU Medical Plan	Total
(in thousands)
Prior service cost (credit)	$—	$—	$5	$(20)	$—	(15)
Net loss	57	81	16	19	—	173
Total recognized in net periodic benefit cost	$57	$81	$21	$(1)	$—	$158
Recognized from accumulated other comprehensive loss (1)	$57	$15	$21	$(1)	$—	$92
Recognized from regulatory asset	—	66	—	—	—	66
Total	$57	$81	$21	$(1)	$—	$158

For the Six Months Ended June 30, 2013	Chesapeake Pension Plan	FPU Pension Plan	Chesapeake SERP	Chesapeake Postretirement Plan	FPU Medical Plan	Total
(in thousands)
Prior service cost (credit)	$(1)	$—	$10	$(39)	$—	(30)
Net loss	114	162	32	36	—	344
Total recognized in net periodic benefit cost	$113	$162	$42	$(3)	$—	$314
Recognized from accumulated other comprehensive loss (1)	$113	$31	$42	$(3)	$—	$183
Recognized from regulatory asset	—	131	—	—	—	131
Total	$113	$162	$42	$(3)	$—	$314

(1)	See Note 8, “Accumulated Other Comprehensive Income (Loss).
During the three and six months ended June 30, 2013, we contributed $91,000 and $211,000, respectively, to the Chesapeake pension plan and FPU pension plan. We expect to contribute a total of $364,000 and $842,000 to the Chesapeake and FPU pension plans, respectively, during 2013, representing minimum contribution payments required in 2013.
The Chesapeake Pension Supplemental Executive Retirement Plan (“SERP”), the Chesapeake Postretirement Plan and the FPU Medical Plan are unfunded and are expected to be paid out of our general funds. Cash benefits paid under the Chesapeake Pension SERP for the three months and six months ended June 30, 2013, were $23,000 and $45,000, respectively. We expect to pay total cash benefits of approximately $88,000 under the Chesapeake Pension SERP in 2013. Cash benefits paid for the Chesapeake Postretirement Plan, primarily for medical claims for the three months and six months ended June 30, 2013, were $13,000 and $34,000, respectively. We have estimated that approximately $97,000 will be paid for such benefits under the Chesapeake Postretirement Plan in 2013. Cash benefits paid for the FPU Medical Plan, primarily for medical claims for the three and six months ended June 30, 2013, were $22,000 and $39,000, respectively. We estimate that approximately $258,000 will be paid for such benefits under the FPU Medical Plan in 2013.

10.	Investments
The investment balances at June 30, 2013 and December 31, 2012, consist of the following:

(in thousands)	June 30, 2013	December 31, 2012
Rabbi trust (associated with Supplemental Executive Retirement Savings Plan)	$2,613	$2,116
Rabbi trust (associated with certain directors' compensation)	89	39
Investments in equity securities	2,215	2,013
Total	$4,917	$4,168
We classify these investments as trading securities and report them at their fair value. For the three months ended June 30, 2013 and 2012, we recorded a net unrealized loss of $241,000 and a net unrealized gain of $185,000, respectively, in other income in the condensed consolidated statements of income related to these investments. For the six months ended June 30, 2013 and 2012, we recorded net unrealized gains of $42,000 and $502,000, respectively, in other income in the condensed consolidated statements of income related to these investments. We also have recorded an associated liability, which is included in other pension and benefit costs in the condensed consolidated balance sheets and is adjusted each month for the gains and losses incurred by the Rabbi Trusts.

11.	Share-Based Compensation
Effective May 2, 2013, our non-employee directors and key employees are awarded share-based awards through our 2013 stock and incentive compensation plan. Prior to May 2, 2013, our non-employee directors and key employees were awarded share-based awards through our Directors Stock Compensation Plan (“DSCP”) and our Performance Incentive Plan (“PIP”), respectively. We record these share-based awards as compensation costs over the respective service period for which services are received in exchange for an award of equity or equity-based compensation. The compensation cost is based primarily on the fair value of each award on the date it was granted.
The table below presents the amounts included in net income related to share-based compensation expense for the awards granted under the DSCP and the PIP for the three and six months ended June 30, 2013 and 2012:

	Three Months		Six Months
For the Periods Ended June 30,	2013	2012	2013	2012
(in thousands)
Directors Stock Compensation Plan	$120	$111	$231	$222
Performance Incentive Plan	341	240	630	475
Total compensation expense	461	351	861	697
Less: tax benefit	(186)	(141)	(347)	(280)
Share-Based Compensation amounts included in net income	$275	$210	$514	$417
Directors Stock Compensation Plan
Shares granted under the DSCP are issued in advance of the directors’ service periods and are fully vested as of the date of the grant. We record a prepaid expense equal to the fair value of the shares issued and amortize the expense equally over a service period of one year.
In May 2013, each of our non-employee directors received an annual retainer of 857 shares of common stock under the DSCP. A summary of the stock activity under the DSCP during the six months ended June 30, 2013 is presented below.

	Number of Shares	Weighted Average Grant date Fair Value
Outstanding - December 31, 2012	—	—
Granted	9,427	$52.49
Vested	9,427	$52.49
Forfeited	—	—
Outstanding - June 30, 2013	—	—
At June 30, 2013, there was $412,000 of unrecognized compensation expense related to the DSCP awards. This expense will be recognized over the directors’ remaining service periods ending April 30, 2014.

Performance Incentive Plan
The table below presents the summary of the stock activity for the PIP for the six months ended June 30, 2013:

	Number of Shares	Weighted Average Fair Value
Outstanding—December 31, 2012	84,645	$37.86
Granted	23,491	$44.85
Vested	24,332	$33.26
Expired	3,043	$39.12
Outstanding—June 30, 2013	80,761	$42.39
In January 2013, the Board of Directors granted awards of 23,491 shares under the PIP, which are multi-year awards that will vest at the end of the three-year service period, or December 31, 2015. These awards are earned based upon the successful achievement of long-term goals, growth and financial results, which are comprised of both market-based and performance-based conditions or targets. The fair value of each performance-based condition or target is equal to the market price of our common stock on the date each award is granted. For the market-based conditions, we used the Black-Scholes pricing model to estimate the fair value of each market-based award granted.
At June 30, 2013, the aggregate intrinsic value of the PIP awards was $4.2 million.

12.	Derivative Instruments

We use derivative and non-derivative contracts to engage in trading activities and manage risks related to obtaining adequate supplies and the price fluctuations of natural gas, electricity and propane. Our natural gas, electric and propane distribution operations have entered into agreements with suppliers to purchase natural gas, electricity and propane for resale to their customers. Purchases under these contracts either do not meet the definition of derivatives or are considered “normal purchases and sales” and are accounted for on an accrual basis. Our propane distribution operation may also enter into fair value hedges of its inventory in order to mitigate the impact of wholesale price fluctuations. As of June 30, 2013, our natural gas and electric distribution operations did not have any outstanding derivative contracts.

In June 2013, our propane distribution operation entered into put options to protect against the decline in propane prices and related potential inventory losses associated with 1,260,000 gallons purchased for the propane price cap program in the upcoming heating season. The put options are exercised if propane prices fall below the strike prices of $0.830 per gallon in December 2013 through February of 2014, and $0.860 per gallon in January through March 2014. We will receive the difference between the market price and the strike prices during those months. We paid $120,000 to purchase the put options, and we accounted for them as fair value hedges. As of June 30, 2013, the put options had a fair value of $105,000. The change in the fair value of the put options reduced our propane inventory balance.

In May 2013, our propane distribution operation entered into a call option to protect against an increase in propane prices associated with 630,000 gallons expected to be purchased at market-based prices to supply the demands of our propane price cap program customers. The retail price that we can charge to those customers during the upcoming heating season, is capped at a pre-determined level. The call option is exercised if the propane prices rise above the strike price of $0.975 per gallon in January through March of 2014. We will receive the difference between the market price and the strike price during those months. We paid $72,000 to purchase the call option, and we accounted for it as a derivative instrument on a mark-to-market basis with any change in its fair value being reflected in current period earnings. As of June 30, 2013, the call option had a fair value of $64,000.
In May 2012, our propane distribution operation entered into call options to protect against an increase in propane prices associated with 1,260,000 gallons purchased for the propane price cap program for December 2012 through March 2013. The call options would have been exercised if the propane prices had risen above the strike prices, which ranged from $0.905 per gallon to $0.990 per gallon during that four-month period. We paid $139,000 to purchase the call options, which expired without exercise as the market prices were below the strike prices. We accounted for these call options as a fair value hedge. There was no ineffective portion of this fair value hedge.
Xeron, Inc. (“Xeron”), our propane wholesale marketing subsidiary, engages in trading activities using forward and futures contracts. These contracts are considered derivatives and have been accounted for using the mark-to-market method of accounting. Under this method, the trading contracts are recorded at fair value, and the changes in fair value of those contracts are recognized as unrealized gains or losses in the statement of income for the period of change. As of June 30, 2013, we had the following outstanding trading contracts which we accounted for as derivatives:

At June 30, 2013	Quantity in Gallons	Estimated Market Prices	Weighted Average Contract Prices
Forward Contracts
Sale	2,102,000	$0.8225 - $0.9625	$0.8752
Purchase	2,102,000	$0.8275 - $1.3176	$0.8734
Estimated market prices and weighted average contract prices are in dollars per gallon.
All contracts expire by the end of the fourth quarter of 2013.

Xeron has entered into master netting agreements with two counterparties to mitigate exposure to counterparty credit risk. The master netting agreements enable Xeron to net these two counterparties' outstanding accounts receivable and payable, which are presented on a gross basis in the accompanying condensed consolidated balance sheets. At June 30, 2013, Xeron had a right to offset $5.8 million and $516,000 of accounts receivable and accounts payable, respectively, with these two counterparties. At December 31, 2012, Xeron had a right to offset $1.2 million and $511,000 of accounts receivable and accounts payable, respectively, with these two counterparties.
The following tables present information about the fair value and related gains and losses of our derivative contracts. We did not have any derivative contracts with a credit-risk-related contingency.
Fair values of the derivative contracts recorded in the condensed consolidated balance sheet as of June 30, 2013 and December 31, 2012, are as follows:

	Asset Derivatives
		Fair Value
(in thousands)	Balance Sheet Location	June 30, 2013	December 31, 2012
Derivatives not designated as hedging instruments
Forward contracts	Mark-to-market energy assets	$79	$182
Call Option	Mark-to-market energy assets	64	$—
Derivatives designated as fair value hedges
Call options (1)	Mark-to-market energy assets	—	28
Put Options(2)	Mark-to-market energy assets	105	—
Total asset derivatives		$248	$210

	Liability Derivatives
		Fair Value
(in thousands)	Balance Sheet Location	June 30, 2013	December 31, 2012
Derivatives not designated as hedging instruments
Forward contracts	Mark-to-market energy liabilities	$74	$331
Total liability derivatives		$74	$331

(1)	We purchased call options for the propane price cap program in May 2012. The call options expired in March 2013.

(2)
As a fair value hedge with no ineffective portion, the unrealized gains and losses associated with these put options are recorded in cost of sales, offset by the corresponding change in the value of propane inventory (hedged item), which is also recorded in cost of sales. The amounts in cost of sales offset to zero and the unrealized gains and losses of this call option effectively changed the value of propane inventory.

The effects of gains and losses from derivative instruments on the condensed consolidated financial statements are as follows:

		Amount of Gain (Loss) on Derivatives:
	Location of Gain	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	(Loss) on Derivatives	2013	2012	2013	2012
Derivatives not designated as hedging instruments:
Unrealized gain (loss) on forward contracts	Revenue	$(60)	(172)	153	(232)
Call Option	Inventory	(8)	—	(8)	—
Derivatives designated as fair value hedges:
Put/Call Option	Cost of sales	—	—	(28)	27
Put/Call Options	Inventory	(14)	(16)	(14)	(16)
Total		$(82)	$(188)	$103	$(221)
The effects of trading activities on the condensed consolidated statements of income are the following:

	Location in the	Three months ended June 30,		Six Months Ended June 30,
(in thousands)	Statements of Income	2013	2012	2013	2012
Realized gain on forward contracts and options	Revenue	$110	$807	$185	$1,321
Unrealized gain (loss) on forward contracts	Revenue	(60)	(172)	153	(232)
Total		$50	$635	$338	$1,089

13.	Fair Value of Financial Instruments
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

The following table summarizes our financial assets and liabilities that are measured at fair value on a recurring basis and the fair value measurements, by level, within the fair value hierarchy used at June 30, 2013 and December 31, 2012:

		Fair Value Measurements Using:
June 30, 2013	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Assets:
Investments—equity securities	$1,024	$1,024	$—	$—
Investments—guaranteed income fund	$509	$—	$—	$509
Investments—other	$3,384	$3,384	$—	$—
Mark-to-market energy assets, including put/call options	$248	$—	$248	$—
Liabilities:
Mark-to-market energy liabilities	$74	$—	$74	$—

		Fair Value Measurements Using:
December 31, 2012 (in thousands)	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments—equity securities	$2,007	$2,007	$—	$—
Investments—other	$2,161	$2,161	$—	$—
Mark-to-market energy assets, including call options	$210	$—	$210	$—
Liabilities:
Mark-to-market energy liabilities	$331	$—	$331	$—
The following table sets forth the summary of the changes in the fair value of Level 3 investments for the six months ended June 30, 2013:

At June 30,	2013
(in thousands)
Beginning Balance	$—
Transfers in due to change in trustee	425
Purchases and adjustments	96
Transfers	(16)
Investment Income	4

Ending Balance	$509

The following valuation techniques were used to measure fair value assets in the table above on a recurring basis as of June 30, 2013 and December 31, 2012:
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
Propane put/call options—The fair value of the propane put/ call options are determined using market transactions for similar assets and liabilities in either the listed or OTC markets.
Level 3 Fair Value Measurements:
Investments- guaranteed income fund—The fair values of these investments are recorded at the contract value, which approximates their fair value.

At June 30, 2013, there were no non-financial assets or liabilities required to be reported at fair value. We review our non-financial assets for impairment at least on an annual basis, as required.
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
At June 30, 2013, long-term debt, including the current maturities but excluding a capital lease obligation, had a carrying value of $108.6 million. This compares to a fair value of $128.8 million, using a discounted cash flow methodology that incorporates a market interest rate based on published corporate borrowing rates for debt instruments with similar terms and average maturities, and with adjustments for duration, optionality, and risk profile. At December 31, 2012, long-term debt, including the current maturities, had a carrying value of $110.1 million, compared to the estimated fair value of $133.2 million. The valuation technique used to estimate the fair value of long-term debt would be considered a Level 3 measurement.

14.	Long-Term Debt
Our outstanding long-term debt is shown below:

	June 30,	December 31,
(in thousands)	2013	2012
FPU secured first mortgage bonds (A) :
9.57% bond, due May 1, 2018	$—	$5,444
10.03% bond, due May 1, 2018	—	2,994
9.08% bond, due June 1, 2022	7,964	7,962
Uncollateralized senior notes:
7.83% note, due January 1, 2015	4,000	4,000
6.64% note, due October 31, 2017	13,636	13,636
5.50% note, due October 12, 2020	16,000	16,000
5.93% note, due October 31, 2023	30,000	30,000
5.68% note, due June 30, 2026	29,000	29,000
6.43% note, due May 2, 2028	7,000	—
Convertible debentures:
8.25% due March 1, 2014	870	942
Promissory note	95	125
Capital lease obligation	7,105	—
Total long-term debt	115,670	110,103
Less: current maturities	(7,996)	(8,196)
Total long-term debt, net of current maturities	$107,674	$101,907

(A)	FPU secured first mortgage bonds are guaranteed by Chesapeake.
In June 2010, we entered into an agreement with Metropolitan Life Insurance Company and New England Life Insurance Company to issue up to $36.0 million of Chesapeake’s unsecured senior notes. In June 2011, we issued $29.0 million of 5.68 percent unsecured senior notes to permanently finance the redemption of two series of FPU first mortgage bonds in 2010. On May 2, 2013, we issued an additional $7.0 million of 6.43 percent unsecured senior notes under the same agreement. These notes have similar covenants and default provisions as the senior notes issued in June 2011. We used these proceeds to redeem the 9.57 percent and 10.03 percent series of FPU’s first mortgage bonds in May 2013, prior to their respective maturities. The difference between the carrying value of those bonds and the amount paid at redemption totaling $93,000 was deferred as a regulatory asset. We are amortizing this difference over the remaining terms of these bonds as adjustments to interest expense as allowed by the Florida PSC.

15. Short-Term Debt

On June 28, 2013, we entered into a $55.0 million committed unsecured, short-term credit facility with Bank of America, N.A., which increases the total short-term loan capacity available from Bank of America, N.A. from $50.0 million to $75.0 million. This facility replaces a $30.0 million committed unsecured, short-term credit facility which expired on June 28, 2013. This new committed unsecured, short-term facility matures on June 27, 2014. Borrowings under this new credit facility will bear interest at a rate equal to LIBOR plus 125 basis points or Bank of America’s Base Rate (as defined in the term note agreement) plus 125 basis points, with the form of interest rate selected at our discretion. Other terms and conditions of this facility are substantially the same as the former facility available from Bank of America, N.A. We intend to utilize this credit facility for working capital needs, to temporarily fund capital expenditures and general corporate purposes. In addition to the $55.0 million, committed unsecured short-term credit facility, we have a $20.0 million uncommitted unsecured, short-term credit facility with Bank of America, N.A., which was also renewed on June 28, 2013. In addition to the Bank of America, N.A. facilities, Chesapeake has other short-term credit facilities with PNC Bank, N.A. totaling $90.0 million, $70.0 million of which is committed and $20.0 million of which is uncommitted.

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

•	the loss of customers due to a government-mandated sale of our utility distribution facilities;

•	industrial, commercial and residential growth or contraction in our markets or service territories;

•	the weather and other natural phenomena, including the economic, operational and other effects of hurricanes, ice storms and other damaging weather events;

•	the timing and extent of changes in commodity prices and interest rates;

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
Our strategy is focused on growing earnings from a stable utility foundation and investing in related businesses and services that provide opportunities for returns greater than traditional utility returns. The key elements of this strategy include:

•	executing a capital investment program in pursuit of organic growth opportunities that generate returns equal to or greater than our cost of capital;

•	expanding the regulated energy distribution and transmission businesses into new geographic areas;

•	providing additional services in our current and new service territories, including conversion opportunities;

•	expanding the propane distribution business in existing and new markets through leveraging our community gas system services and our bulk delivery capabilities;

•	expanding both our regulated energy and unregulated energy businesses through strategic acquisitions;

•	utilizing our expertise across our various businesses to improve overall performance;

•	pursuing and executing new unregulated energy opportunities that will complement our existing strategy and operating units;

•	enhancing marketing channels to attract new customers;

•	providing reliable and responsive customer service to existing customers so they become our best promoters;

•	empowering and energizing our employees at all levels to work in unison to achieve our strategy;

•	engaging our local communities and government in a cooperative and mutually beneficial way;

•	maintaining a capital structure that enables us to access capital as needed;

•	maintaining a consistent and competitive dividend for shareholders; and

•	creating and maintaining a diversified customer base, energy portfolio and utility foundation.
Due to the seasonality of our business, results for interim periods are not necessarily indicative of results for the entire fiscal year. Revenue and earnings are typically greater during the first and fourth quarters, when consumption of energy is normally highest due to colder temperatures.
The following discussions, and those elsewhere in the document, on operating income and segment results include the use of the term “gross margin.” Gross margin is determined by deducting the cost of sales from operating revenue. Cost of sales includes the purchased cost of natural gas, electricity and propane and the cost of labor spent on direct revenue-producing activities. Gross margin should not be considered an alternative to operating income or net income, which are determined in accordance with GAAP. We believe that gross margin, although a non-GAAP measure, is useful and meaningful to investors as a basis for making investment decisions. It provides investors with information that demonstrates the profitability achieved by the Company under its allowed rates for regulated energy operations and under its competitive pricing structure for unregulated natural gas marketing and propane distribution operations. Our management uses gross margin in measuring our business units’ performance and has historically analyzed and reported gross margin information publicly. Other companies may calculate gross margin in a different manner.

Results of Operations for the Three and Six Months Ended June 30, 2013
Overview and Highlights
Our net income for the quarter ended June 30, 2013 was $4.4 million, or $0.45 per share (diluted). This represents a decrease of $704,000, or $0.07 per share (diluted), compared to net income of $5.1 million, or $0.52 per share (diluted), as reported for the same quarter in 2012.

			Increase
For the Three Months Ended June 30,	2013	2012	(decrease)
(in thousands except per share)
Business Segment:
Regulated Energy	$8,619	$10,505	$(1,886)
Unregulated Energy	447	(401)	848
Other	86	351	(265)
Operating Income	9,152	10,455	(1,303)
Other Income	24	153	(129)
Interest Charges	2,016	2,241	(225)
Income Taxes	2,804	3,307	(503)
Net Income	$4,356	$5,060	$(704)
Earnings Per Share of Common Stock
Basic	$0.45	$0.53	$(0.08)
Diluted	$0.45	$0.52	$(0.07)

Key variances included:

(in thousands, except per share)	Pre-tax Income	Net Income	Earnings Per Share
Second Quarter of 2012 Reported Results	$8,367	$5,060	$0.52
Adjusting for unusual items:
Contribution from New Acquisitions	150	90	0.01
Non-recurring adjustment to accrued revenues in 2012	(568)	(344)	(0.03)
One-time sales tax expense associated with the ESG acquisition	(759)	(459)	(0.05)
Weather impact	547	330	0.03
	(630)	(383)	(0.04)
Increased (Decreased) Gross Margins:
Natural gas growth	1,149	693	0.07
Higher propane retail margins per gallon	1,154	698	0.07
Propane wholesale marketing	(770)	(466)	(0.05)
	1,533	925	0.09
Increased Other Operating Expenses:
Larger accrual for incentive bonuses	(699)	(423)	(0.04)
Increased administrative costs (accounting, information technology and insurance)	(421)	(255)	(0.03)
Additional investments in corporate resources to capitalize on future growth opportunities	(263)	(159)	(0.02)
	(1,383)	(837)	(0.09)
Net Other Changes	(727)	(409)	(0.03)
Second Quarter of 2013 Reported Results	$7,160	$4,356	$0.45

Our results in the second quarter of 2013 reflected a one-time sales tax expense of $759,000 related to the acquisition of the ESG assets. Our results in the second quarter of 2012 reflected a non-recurring increase in gross margin of $568,000 related to prior period accrued revenues. These two items resulted in a quarter-over-quarter decrease in pre-tax income of $1.3 million ($803,000 in net income, or $0.08 per share (diluted)). Absent these non-recurring adjustments, net income for the current quarter would have increased by $99,000.
Our results also reflected additional gross margin generated by:
(a) new services and customer growth in our natural gas transmission and distribution operations as a result of major expansion initiatives completed in 2012 and 2013;
(b) new and additional transmission services to a Dover electric generation plant owned by NRG Energy Center Dover LLC ("NRG") and the PBF Energy Inc. ("PBF Energy") refinery in Delaware City, Delaware, which commenced in May 2013;
(c) residential, commercial and industrial natural gas distribution customer growth on the Delmarva Peninsula and in Florida;
(d) strong retail propane margins per gallon during the second quarter of 2013, as a significant decrease in the average wholesale market price of propane lowered our cost of propane sales (retail margins remained strong through the second quarter of 2013, as a decline in our propane costs from lower propane wholesale prices outpaced the decline in retail prices); and
(e) temperatures on the Delmarva Peninsula returning to more normal levels during the second quarter of 2013, compared to the same quarter in 2012, resulting in higher propane sales.
These increases were offset by lower gross margin generated by Xeron, our propane wholesale marketing subsidiary, as lower volatility in wholesale propane prices resulted in fewer trading opportunities.
Other operating expenses partially offset the gross margin increase as a result of:
(a) increased accruals for incentive bonuses due to the timing of bonus recognition, increased participation in the bonus program and our financial performance on a year-to-date basis;
(b) increased costs associated with administrative functions, such as accounting, information technology and insurance; and
(c) additional investments in corporate resources to further develop our capability to capitalize on future growth opportunities.

Our net income for the six months ended June 30, 2013 was $19.2 million or $1.99 per share (diluted). This represents an increase of $3.4 million, or $0.36 per share (diluted), compared to a net income of $15.8 million, or $1.63 per share (diluted), as reported for the same period in 2012.

			Increase
For the Six Months Ended June 30,	2013	2012	(decrease)
(in thousands except per share)
Business Segment:
Regulated Energy	$25,925	$25,303	$622
Unregulated Energy	9,816	4,753	5,063
Other	(39)	472	(511)
Operating Income	35,702	30,528	5,174
Other Income	312	349	(37)
Interest Charges	4,088	4,532	(444)
Income Taxes	12,701	10,558	2,143
Net Income	$19,225	$15,787	$3,438
Earnings Per Share of Common Stock
Basic	$2.00	$1.65	$0.35
Diluted	$1.99	$1.63	$0.36

Key variances included:

(in thousands, except per share)	Pre-tax Income	Net Income	Earnings Per Share
Six months ended June 30, 2012 Reported Results	$26,345	$15,787	$1.63
Adjusting for unusual items:
Contribution from New Acquisitions	216	129	0.01
Non-recurring adjustment to accrued revenues in 2012	(128)	(77)	(0.01)
One-time sales tax expense associated with the ESG acquisition	(759)	(455)	(0.05)
Weather impact (due primarily to significantly warmer-than-normal weather in 2012)	3,739	2,240	0.23
	3,068	1,837	0.18
Increased (Decreased) Gross Margins:
Natural gas growth	2,725	1,632	0.18
Higher propane retail margins per gallon	3,297	1,976	0.20
Propane wholesale marketing	(936)	(561)	(0.06)
	5,086	3,047	0.32
Increased Other Operating Expenses:
Larger accrual for incentive bonuses	(1,430)	(857)	(0.09)
Increased administrative costs (accounting, information technology and insurance)	(582)	(349)	(0.04)
Additional investments in corporate resources to capitalize on future growth opportunities	(712)	(427)	(0.04)
	(2,724)	(1,633)	(0.17)
Net Other Changes	151	187	0.03
Six months ended June 30, 2013 Reported Results	$31,926	$19,225	$1.99

Our results in the first six months of 2013 reflected additional gross margin generated by:
(a) temperatures on the Delmarva Peninsula returning to more normal levels during the first six months of 2013 (primarily during the heating season), compared to the same period in 2012;
(b) new services and customer growth in the natural gas transmission and distribution operations as a result of major expansion initiatives completed in 2012 and 2013;
(c) new and additional transmission services to the NRG Dover electric generation plant and the PBF Energy refinery in Delaware City, Delaware, which commenced in May 2013; and
(d) strong retail propane margins per gallon through the first six months of 2013 due to the significant decrease in the average wholesale market price of propane, which lowered our cost of propane sales.
These increases in gross margin were partially offset by:
(a) decreased gross margins for our propane wholesale marketing subsidiary as lower price volatility during the current period resulted in lower-than-usual trading volume and profitability;
(b) increased accruals for incentive bonuses due to the timing of bonus recognition, increased participation in the bonus program and our financial performance on a year-to-date basis;
(c) a one-time sales tax expense related to the acquisition of the ESG assets in Maryland;
(d) increased costs associated with administrative functions, such as accounting, information technology and insurance; and
(e) additional investments in corporate resources to further develop our capability to capitalize on future growth opportunities.

Summary of Key factors
The following is a summary of key factors affecting our businesses and their impacts on our results during the current and future periods.
Growth
New natural gas transmission services and growth in natural gas distribution customers generated $1.1 million and $2.7 million, respectively, in additional gross margin during the three and six months ended June 30, 2013. These growth initiatives are further explained in the following section.
We continue to see growth in our natural gas businesses as a result of our strategic initiatives over the past several years to expand our delivery of clean-burning, environmentally-friendly natural gas to customers on the Delmarva Peninsula and in Florida. In 2012 and 2013, we expanded natural gas transmission and distribution services in Sussex County, Delaware, Worcester County, Maryland, and Nassau County, Florida, where natural gas was not previously available. We also initiated natural gas transmission service in Cecil County, Maryland. We continue to pursue several opportunities on the Delmarva Peninsula to expand our transmission facilities to meet increased demand for natural gas by industrial customers, including electric power generation plants in Dover, Delaware and a refinery in Delaware City, Delaware.
Major Service Expansions and Customer Growth Reflected in Results
Expansion of natural gas transmission and distribution services in Sussex County, Delaware, Cecil and Worcester Counties, Maryland, and Nassau County, Florida, which commenced during the period from March 2012 to January 2013, generated additional gross margin of $163,000 and $958,000 in the three and six months ended June 30, 2013, compared to the same periods in 2012, respectively.
In May 2013, Eastern Shore commenced a new transmission service to the NRG Dover electric generation plant. This new service, which generated $386,000 in additional gross margin in the second quarter of 2013, is part of Eastern Shore's current system expansion to provide 13,440 Dts/d of firm transportation service to this plant. Eastern Shore and NRG entered into a precedent agreement in the first quarter of 2012, and Eastern Shore received necessary approval from the FERC in February 2013 to construct the new facilities required for this service. In advance of completion of the construction, which is anticipated in November 2013, Eastern Shore began providing the service using existing system capacity in May 2013 under a short-term contract. Once the facilities are constructed for the NRG plant, the long-term service contracts will replace the short-term contract and generate $2.4 million to $2.8 million of annual gross margin.

Also in May 2013, Eastern Shore commenced additional services to the PBF Energy refinery located in Delaware City, Delaware. These new services, which generated $88,000 in gross margin in the second quarter of 2013, are also part of Eastern Shore's current system expansion to provide 15,000 Dts/d of firm transportation service to this existing customer. Eastern Shore and PBF Energy entered into a precedent agreement in the first quarter of 2012, and Eastern Shore received necessary approval from the FERC in March 2013 to construct the new facilities required for this service. Once the additional facilities to serve the PBF Energy Delaware City refinery are constructed, the incremental service is expected to generate annual gross margin of $1.6 million. This long-term service contract with the PBF Energy will replace the 10,000 Dts/d contract that expired in November 2012. Eastern Shore provided additional interruptible service for the three and six months ended June 30, 2013, which generated $179,000 and $445,000, respectively, of additional gross margin. This interruptible service will be partially replaced by a short-term firm service contract for 5.000 Dts/d for the period from May to October 2013, which will generate $264,000 of gross margin, and ultimately by a new long-term firm service contract for 15,000 Dts/d, commencing in December 2013.
The following table summarizes our major service expansions initiated in 2012 and 2013 (dollars in thousands):

Project	Date of New Service	Q2 2013 Margin	YTD 2013 Margin	Estimated 2013 Margin	Estimated Annualized Margin
Sussex County, DE expansion
Transmission (for southeastern part) 1,550 Dts/d(1)	Mar-12 to May-12	$112	$223	$446	$446
Distribution—Two facilities of an existing customer in the southeastern part of Sussex County (2)	Mar-12 to Aug-12	48	101	151	154
		$160	$324	$597	$600
Cecil County, MD expansion
Transmission - 4,070 Dts/d(3)	Nov-12	$220	$441	$882	$882
Worcester County, MD expansion
Transmission - 1,450 Dts/d(4)	Jun-12 to Jan-13	$98	$195	$391	$391
Nassau County, FL expansion
Transmission - A new fixed annual rate service(5)	Apr-12	$333	$665	$1,300	$1,300
Service to NRG's Dover, DE electric generation plant
Short-term contract - 13,440 Dts/d(6)	May-13 to Oct-13	$386	$386	$1,158	$—
Transmission - 13,440 Dts/d (7)	Starting in Nov-13	$—	$—	$400 to $467	$2,400 to $2,800
PBF Energy's Delaware City, DE refinery expansion
Short-term contract - 5,000 Dts/d(6)	May-13 to Oct-13	$88	$88	$264	$—
Transmission - 15,000 Dts/d (6) (7) (8)	Starting in Dec-13	$—	$—	$133	1,600
		$1,285	$2,099	$5,125 to $5,192	$7,173 to $7,573

2012 margin		$648	$667	$2,197
Incremental margin in 2013 over 2012		$637	$1,432	$2,928 to $2,995

Total by Geographic Location of the Project:
Delmarva Natural Gas Distribution		$48	$101	$151	$154
Delmarva Natural Gas Transmission		904	1,333	$3,674 to $3,741	$5,719 to $6,119
Florida Natural Gas Transmission		333	665	1,300	1,300
		$1,285	$2,099	$5,125 to $5,192	$7,173 to $7,573

(1) These services generated $96,000 and $111,000 in gross margin for the three and six months ended June 30, 2012, respectively. These services also generated $334,000 in gross margin for the year ended December 31, 2012.
(2) These services generated $16,000 and $20,000 in gross margin for the three and six months ended June 30, 2012, respectively.These services also generated $89,000 in gross margin for the year ended December 31, 2012.
(3) These services generated $147,000 in gross margin for the year ended December 31, 2012.
(4) These services generated $10,000 in gross margin for the three and six months ended June 30, 2012. These services also generated $90,000 in gross margin for the year ended December 31, 2012.

(5) These services generated $526,000 in gross margin for the three and six months ended June 30, 2012.These services also generated $1.5 million in gross margin for the year ended December 31, 2012.
(6) Prior to commencing the new service using new facilities, Eastern Shore agreed to provide a short-term service utilizing the existing system capacity from May 2013 to October 2013. During the three and six months ended June 30, 2013, Eastern Shore provided interruptible service to the Delaware City Refinery that generated $179,000 and $445,000, in additional gross margin, respectively.
(7) A precedent agreement has been entered into by the parties for these services. The figures provided represent the estimated gross margin pursuant to the respective precedent agreement. A firm transportation service agreement will be entered into by the parties upon satisfying certain conditions.
(8) This contract is expected to replace the 10,000 Dts/d contract with annualized gross margin of $1.1 million, which expired in November 2012.

In addition to these service expansions, our natural gas distribution operations on the Delmarva Peninsula and in Florida have generated $493,000 and $1.1 million in additional gross margin in the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, due to increases in the number of residential, commercial and industrial customers served. These increases are due primarily to a two percent increase in residential customers on the Delmarva Peninsula, excluding the impact of the acquisition in Worcester County, Maryland, and increases in commercial and industrial customers in Florida.
Future Major Expansion Initiatives and Opportunities
Peninsula Pipeline, our intrastate natural gas transmission subsidiary, entered into a firm transportation agreement in Florida with an unaffiliated utility, which will generate estimated annual gross margin of approximately $840,000. This service is expected to commence in the third quarter of 2013 upon completion of the construction of a new natural gas transmission pipeline.
In June 2013, Eastern Shore filed an application with the FERC seeking approval to construct a pipeline lateral to the electric power plant owned by Calpine and under construction in Dover, Delaware. Eastern Shore and Calpine entered into a precedent agreement in February 2013 for this expansion of facilities and service. Upon obtaining approval from the FERC and completing construction of the required facilities, this new service is expected to generate annual gross margin of approximately $1.2 million to $1.8 million. The new facilities include approximately 5.5 miles of lateral pipeline and metering facilities and extend from Eastern Shore's mainline. The construction of this lateral will not increase the overall capacity of our mainline system. Service is projected to commence in October 2014 although this is dependent upon the timing of the necessary regulatory approval.
The following table summarizes our future major expansion initiatives and opportunities with executed contracts (dollars in thousands):

Project	Estimated Date of New Service	Estimated 2013 Margin	Estimated Annualized Margin
Service to an unaffiliated Florida utility (1)	Starting in Aug-13	$350	$840
Service to Calpine's Dover, DE proposed electric generation plant
Transmission - 55,200 Dts/d (2)	Starting in Jan-15	$—	$1,200 to $1,800
		$350	$2,040 to $2,640

(1)	Estimated annual margin is based on a fixed monthly reservation charge agreed to by the customer.

(2)
A precedent agreement has been entered into by the parties for these services. These services require construction of a lateral pipeline from our mainline to this facility. The construction of this lateral will not increase the overall capacity of our mainline system. The estimated gross margin is based upon the precedent agreement. A firm transportation service agreement will be entered into by the parties upon satisfying certain conditions.

As we expand our natural gas service to new areas, initially through transmission and distribution service to large industrial customers, our natural gas distribution operations continue to pursue additional opportunities to provide service to residential and other commercial and industrial customers in those areas. In an effort to increase the availability of natural gas within Delaware, we filed an application with the Delaware PSC in June 2012 to add several natural gas expansion service offerings. These offerings include a monthly fixed charge in lieu of upfront contributions from customers to extend the distribution system and optional service offerings to assist customers in the process of converting to natural gas. The goal of these new offerings is to meet the energy needs of residents, communities and businesses throughout our service territory, including areas of southeastern Sussex County. We expect the Delaware PSC to render a final decision by September 2013.

Acquisition

In late May 2013, we completed the purchase of the operating assets of ESG. Approximately 11,000 residential and commercial underground propane distribution system customers acquired in this transaction are now being served by Sandpiper under the tariff approved by the Maryland PSC. We are evaluating the potential conversion of some of these systems to natural gas and will pursue such conversion where it is both feasible and economical. This acquisition is expected to be accretive to earnings per share in the first full year of operations. We generated $538,000 in additional gross margin and incurred $463,000 in other operating expenses for the three and six months ended June 30, 2013.

Investing in Growth
We continue to expand our resources and capabilities to support growth. Our Delmarva natural gas distribution operation is in the early stages of natural gas distribution expansions in Sussex County, Delaware, and Worcester and Cecil Counties, Maryland. These expansions will require not only the construction or conversion of distribution facilities, but also the conversion of residential customers’ appliances or equipment. We have begun the process of reorganizing our Delmarva natural gas distribution operation and expect to increase our staffing to support these expansions. Eastern Shore is currently working on construction of new facilities to provide additional services to NRG and the Delaware City Refinery as well as developing other opportunities to further expand its transmission system. As Eastern Shore continues to expand its facilities and service, Eastern Shore also expects to increase its staffing. Finally, to increase our overall capabilities to move growth initiatives forward and to assist in developing additional strategic initiatives for sustained future growth, resources have been, and will continue to be, added in several key functional areas, including, but not limited to, Human Resources, Communications and Strategic Business Development. We expect to make additional investments in corporate resources to further develop our capability to capitalize on future growth opportunities.
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
Weather was not a significant factor in the second quarter. For the six months ended June 30, 2013, temperatures on the Delmarva Peninsula and in Florida returned to more normal levels and generated $3.7 million of additional gross margin due to higher energy consumption. Temperatures on the Delmarva Peninsula and in Florida in the first six months of 2013 were 26 percent (601 HDD) and 40 percent (140 HDD), respectively, colder than the same period in 2012.
Propane Prices
Propane prices affect both retail and wholesale marketing margins. Our propane distribution operation usually benefits from rising propane prices by selling propane to its customers based upon higher wholesale prices, while its average cost of inventory trails behind. Retail prices generally take into account replacement cost, along with other factors, such as competition and market conditions. When wholesale prices (replacement costs) increase, retail prices generally increase, and our margins expand until the current wholesale price is fully reflected in the average cost of inventory. The opposite occurs when wholesale propane prices decline.
Our propane distribution operation generated additional gross margins of $1.2 million and $3.3 million during the first three and six months of 2013, compared to the same periods in 2012, respectively, due to higher retail margins per gallon. Retail margins remained strong through the first six months of 2013, as the 25-percent decline in our propane costs from lower propane wholesale prices in late 2012 and early 2013 outpaced the slight decline in retail prices. The propane retail price per gallon is subject to various market conditions, including competition with other propane suppliers and the availability and price of alternative energy sources, and may fluctuate based on changes in demand, supply and other energy commodity prices.
Xeron, our propane wholesale marketing subsidiary, benefits from price volatility in the propane wholesale market by entering into trading transactions. Xeron experienced a decrease in gross margin of $770,000 and $936,000 for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. Lower propane wholesale price volatility during the current periods resulted in lower-than-usual trading volume and profitability.

Regulated Energy
For the quarter ended June 30, 2013 compared to 2012

			Increase
For the Three Months Ended June 30,	2013	2012	(decrease)
(in thousands, except degree-day and customer information)
Revenue	$55,216	$55,553	$(337)
Cost of sales	22,115	23,433	(1,318)
Gross margin	33,101	32,120	981
Operations & maintenance	16,683	14,872	1,811
Depreciation & amortization	4,897	4,920	(23)
Other taxes	2,902	1,823	1,079
Other operating expenses	24,482	21,615	2,867
Operating Income	$8,619	$10,505	$(1,886)

Weather and Customer Analysis
Delmarva Peninsula
HDD:
Actual	490	416	74
10-year average	473	476	(3)

Estimated gross margin per HDD	$1,712	$2,064	$(352)
Per residential customer added:
Estimated gross margin	$375	$375	$—
Estimated other operating expenses	$116	$113	$3

Florida
HDD:
Actual	19	12	7
10-year average	29	28	1
Cooling degree-days:
Actual	865	960	(95)
10-year average	911	914	(3)

Residential Customer Information
Average number of customers:
Delmarva natural gas distribution	60,581	49,445	11,136
Florida natural gas distribution	63,530	62,482	1,048
Florida electric distribution	23,835	23,670	165
Total	147,946	135,597	12,349
Operating income for the regulated energy segment for the three months ended June 30, 2013 was $8.6 million, a decrease of $1.9 million, or 18 percent, compared to the same quarter in 2012. An increase in gross margin of $981,000 was offset by an increase in other operating expenses of $2.9 million.

Gross Margin
Gross margin for our regulated energy segment increased by $981,000, or three percent, in the second quarter of 2013, compared to the same quarter in 2012. Items contributing to the quarter-over-quarter increase in gross margin are listed in the following table:

(in thousands)
Gross margin for the three months ended June 30, 2012	$32,120
Factors contributing to the gross margin increase for the three months ended June 30, 2013:
Customer growth	1,689
Florida natural gas accrued revenue adjustment - recorded in 2012	(568)
Decreased customer consumption - weather and other	(224)
Other	84

Gross margin for the three months ended June 30, 2013	$33,101

Customer Growth
Increased gross margin from customer growth is due primarily to the following:

•
$474,000 from Eastern Shore's short-term services - Eastern Shore generated additional gross margins of $386,000 and $88,000 from short-term services to NRG and Delaware City Refinery, respectively, which commenced in May 2013. These interim services are utilizing existing system capacity and will be replaced with long-term firm transportation services when new expansion facilities are completed in the fourth quarter of 2013.

•
$538,000 from Sandpiper's gross margin - In late May 2013 upon completion of the purchase of the ESG operating assets, Sandpiper, our new subsidiary, began providing service to approximately 11,000 propane underground distribution system customers in Worcester County, Maryland under the new tariff approved by the Maryland PSC. Sandpiper generated $538,000 of gross margin in the second quarter of 2013.

•
$356,000 from major expansion initiatives - Major expansion initiatives completed in 2012 and 2013 in Sussex County, Delaware and Worcester and Cecil Counties, Maryland generated $356,000 in additional gross margin in the second quarter of 2013, compared to the same quarter in 2012.

•
$354,000 from Florida customer growth - Our Florida natural gas distribution operation generated $354,000 of additional gross margin in the second quarter of 2013, compared to the same quarter in 2012, due primarily to growth in commercial and industrial customers.

•
$139,000 from Delmarva customer growth - A two-percent growth in residential customer and other growth in commercial and industrial customers in our Delmarva natural gas distribution operation generated $139,000 of additional gross margin in the second quarter of 2013, compared to the same quarter in 2012.

Partially offsetting the above increases was a decrease of $193,000 in gross margin generated by Peninsula Pipeline due to additional transportation costs incurred to serve Nassau County, Florida. Peninsula Pipeline began its service to Nassau County in April 2012, using compressed natural gas while a new pipeline was being constructed. The new pipeline was completed and placed in service in December 2012. Upon completion of the new pipeline, Peninsula Pipeline began to incur approximately $800,000 in annual transportation costs, which reduced its gross margin.
Florida Natural Gas Accrued Revenue Adjustment
In the second quarter of 2012, we recorded a $568,000 adjustment to increase Florida natural gas accrued revenues. This adjustment was related to accrued revenues in the first quarter of 2012 ($444,000) and the period prior to 2012 ($128,000).
Decreased Customer Consumption—Weather and Other
Lower customer consumption of natural gas and electricity due to weather and other factors decreased gross margin by $224,000.

Other Operating Expenses
Other operating expenses for the regulated energy segment increased by $2.9 million, or 13 percent, in the second quarter of 2013, compared to the same quarter in 2012. Included in other operating expenses for the second quarter of 2013 were: (a) a one-time sales tax expense of $759,000 related to the purchase of the ESG operating assets; (b) $463,000 in other operating expenses associated with Sandpiper's operations; (c) an increase of $685,000 in the accrual for incentive bonuses as a result of the timing of bonus recognition, increased participation in the bonus program and our financial performance on a year-to-date basis; (b) $395,000 in increased administrative costs, such as accounting, information technology and insurance costs; and (c) $301,000 in additional investment in corporate resources to further develop our capability to capitalize on future growth opportunities.
For the six months ended June 30, 2013 compared to 2012

			Increase
For the Six Months Ended June 30,	2013	2012	(decrease)
(in thousands, except degree-day and customer information)
Revenue	$136,783	$127,849	$8,934
Cost of sales	63,731	59,105	4,626
Gross margin	73,052	68,744	4,308
Operations & maintenance	32,150	29,726	2,424
Depreciation & amortization	9,706	9,730	(24)
Other taxes	5,271	3,985	1,286
Other operating expenses	47,127	43,441	3,686
Operating Income	$25,925	$25,303	$622

Weather and Customer Analysis
Delmarva Peninsula
HDD:
Actual	2,897	2,296	601
10-year average	2,850	2,852	(2)

Estimated gross margin per HDD	$1,712	$2,064	$(352)
Per residential customer added:
Estimated gross margin	$375	$375	$—
Estimated other operating expenses	$116	$113	$3

Florida
HDD:
Actual	487	347	140
10-year average	570	587	(17)
Cooling degree-days:
Actual	946	1,144	(198)
10-year average	985	980	5

Residential Customer Information
Average number of customers:
Delmarva natural gas distribution	60,825	49,809	11,016
Florida natural gas distribution	63,335	62,368	967
Florida electric distribution	23,751	23,643	108
Total	147,911	135,820	12,091

Operating income for the regulated energy segment for the six months ended June 30, 2013 was $25.9 million, an increase of $622,000, or two percent, compared to the same period in 2012. An increase in gross margin of $4.3 million was partially offset by an increase in other operating expenses of $3.7 million.

Gross Margin
Gross margin for our regulated energy segment increased by $4.3 million, or six percent, for the six months ended June 30, 2013, compared to the same period in 2012. Items contributing to the quarter-over-quarter increase in gross margin are listed in the following table:

(in thousands)
Gross margin for the six months ended June 30, 2012	$68,744
Factors contributing to the gross margin increase for the six months ended June 30, 2013:
Customer growth	3,264
Increased customer consumption—weather and other	932
Florida natural gas accrued revenue adjustment - recorded in 2012	(128)
Other	240
Gross margin for the six months ended June 30, 2013	$73,052
Customer Growth
Increased gross margin from customer growth is due primarily to the following:

•
$958,000 from major expansion initiatives - Major expansion initiatives completed in 2012 and 2013 in Sussex County, Delaware; Worcester and Cecil Counties, Maryland; and Nassau County, Florida generated $958,000 in additional gross margin in the first six months of 2013.

•
$810,000 from Florida customer growth - Our Florida natural gas distribution operation generated $810,000 of additional gross margin in the first six months of 2013, compared to the same period in 2012, due primarily to a three-percent growth in commercial and industrial customers.

•
$474,000 from Eastern Shore's short-term services - Eastern Shore generated additional margins of $386,000 and $88,000 from short-term services with NRG and Delaware City Refinery, respectively, which commenced in May 2013. These interim services are utilizing existing system capacity and will be replaced with long-term firm transportation services when new expansion facilities are completed in the fourth quarter of 2013.

•
$538,000 from Sandpiper's gross margin - In late May 2013 upon completion of the purchase of the ESG operating assets, Sandpiper, our new subsidiary, began providing service to approximately 11,000 propane underground distribution system customers in Worcester County, Maryland under the new tariff approved by the Maryland PSC. Sandpiper generated $538,000 of gross margin in the second quarter of 2013.

•
$329,000 from Delmarva customer growth - A two-percent residential customer growth and other growth in commercial and industrial customers in our Delmarva natural gas distribution operation generated $329,000 of additional gross margin in the first six months of 2013, compared to the same period in 2012.

•
$154,000 from Eastern Shore's other increases - Eastern Shore generated $154,000 in additional gross margin as a result of increased transmission service commenced in late 2012 and increased interruptible service during the current period, net of an expired contract in late 2012.

Increased Customer Consumption—Weather and Other
Higher customer consumption, due to temperatures on the Delmarva Peninsula and in Florida returning to more normal levels during the first half of 2013 generated increased gross margin of approximately $1.0 million. HDD increased by 601, or 26 percent, on the Delmarva Peninsula and 140, or 40 percent, in Florida during the first half of 2013, compared to the same period in 2012.

Other Operating Expenses
Other operating expenses for the regulated energy segment increased by $3.7 million, or eight percent, in the first six months of 2013, compared to the same period in 2012. Included in other operating expenses for the six months ended June 30, 2013 were: (a) a one-time sales tax expense of $759,000 related to the purchase of the ESG operating assets; (b) $463,000 in other operating expenses associated with Sandpiper's operation; (c) an increase of $917,000 in the accrual for incentive bonuses as a result of the timing of bonus recognition, increased participation in the bonus program and our financial performance on a year-to-date basis; (d) $616,000 in increased administrative support costs, such as accounting, information technology and insurance costs; and (e) $699,000 in additional investment in corporate resources to further develop our capability to capitalize on future growth opportunities.

Unregulated Energy
For the quarter ended June 30, 2013 compared to 2012

			Increase
For the Three Months Ended June 30,	2013	2012	(decrease)
(in thousands, except degree-day data)
Revenue	$36,025	$25,176	$10,849
Cost of sales	27,934	18,887	9,047
Gross margin	8,091	6,289	1,802
Operations & maintenance	6,319	5,535	784
Depreciation & amortization	967	854	113
Other taxes	358	301	57
Other operating expenses	7,644	6,690	954
Operating Income	$447	$(401)	$848
Weather Analysis—Delmarva Peninsula
Actual HDD	490	416	74
10-year average HDD	473	476	(3)
Estimated gross margin per HDD	$2,882	$2,869	$13
Operating income for the unregulated energy segment for the second quarter of 2013 was $447,000, an increase of $848,000, compared to an operating loss of $401,000 in the same quarter in 2012. An increase in gross margin of $1.8 million was partially offset by an increase in other operating expenses of $954,000.
Gross Margin
Gross margin for our unregulated energy segment increased by $1.8 million, or 29 percent, in the second quarter of 2013, compared to the same quarter in 2012. Items contributing to the quarter-over-quarter increase in gross margin are listed in the following table:

(in thousands)
Gross margin for the three months ended June 30, 2012	$6,289
Factors contributing to the gross margin increase for the three months ended June 30, 2013:
Increase in retail margins per gallon	1,154
Increased customer consumption—weather and other	816
Decreased margins from propane wholesale marketing	(770)
Other	602
Gross margin for the three months ended June 30, 2013	$8,091

Increase in Retail Margins per Gallon
Higher retail margins per gallon for our Delmarva propane distribution operation generated $1.3 million of additional gross margin in the second quarter of 2013, compared to the same quarter in 2012, partially offset by lower margins per gallon of $98,000 for our Florida propane distribution operation. Retail margins in the Delmarva Peninsula have remained strong through the second quarter of 2013, as the 25-percent decline in propane inventory costs from lower propane wholesale prices in late 2012 and early 2013 outpaced the slight decline in retail prices. The propane retail price per gallon is subject to various market conditions, including competition with other propane suppliers and the availability and price of alternative energy sources, and may fluctuate based on changes in demand, supply and other energy commodity prices.
Increased Customer Consumption—Weather and Other
Increased gross margin from higher customer consumption is due primarily to the following:

•	$680,000 from increased weather-related consumption - Temperatures on the Delmarva Peninsula returning to more normal levels during the second quarter of 2013 increased gross margin by $680,000.

•
$275,000 from lower non-weather-related consumption - Gross margin decreased by $275,000 as a result of lower customer consumption due to the timing of deliveries to bulk-delivery customers on the Delmarva Peninsula, and a decline in non-weather-related consumption by Florida customers in the second quarter of 2013, compared to the same quarter in 2012.

•
$341,000 from increased sales due to the Glades acquisition - As a result of the acquisition of the operating assets of Glades in February 2013, our Florida propane distribution operation added 3,000 residential and commercial propane customers and generated $341,000 of additional gross margin during the second quarter of 2013.

•	$70,000 from higher wholesale sales - An increase in wholesale propane sales generated $70,000 of additional gross margin in the second quarter of 2013, compared to the same quarter in 2012.

Decreased Margins from the Propane Wholesale Marketing Operation
Xeron, our propane wholesale marketing operation, experienced a decrease in gross margin of $770,000 in the second quarter of 2013 compared to the same quarter in 2012 as a result of a decrease in trading activity and lower margins in executed trades. Xeron executed trades with lower margins due primarily to lower price volatility in the wholesale propane market during the current quarter compared to the same quarter in 2012.
Other
Increased margin from other factors is primarily attributable to the acquisition of the operating assets of Austin Cox in June 2013, which generated $237,000 in gross margin, and an increase in margin of $118,000 and $252,000, from merchandise sales and miscellaneous fees, respectively.
Other Operating Expenses
Other operating expenses for the unregulated energy segment increased by $954,000, or 14 percent, in the second quarter of 2013, compared to the same quarter in 2012, due primarily to additional expenses associated with serving the customers acquired from Glades and Austin Cox Home Services as well as a higher accrual for incentive bonuses as a result of the strong 2013 year-to-date financial performance of the unregulated energy segment and increased costs related to propane tank and vehicle maintenance activities.

For the six months ended June 30, 2013 compared to 2012

			Increase
For the Six Months Ended June 30,	2013	2012	(decrease)
(in thousands, except degree-day data)
Revenue	$91,016	$70,063	$20,953
Cost of sales	65,741	51,612	14,129
Gross margin	25,275	18,451	6,824
Operations & maintenance	12,706	11,218	1,488
Depreciation & amortization	1,867	1,692	175
Other taxes	886	788	98
Other operating expenses	15,459	13,698	1,761
Operating Income	$9,816	$4,753	$5,063
Weather Analysis—Delmarva Peninsula
Actual HDD	2,897	2,296	601
10-year average HDD	2,850	2,852	(2)
Estimated gross margin per HDD	$2,882	$2,869	$13

Operating income for the unregulated energy segment for the six months ended June 30, 2013 was $9.8 million, an increase of $5.1 million, or 107 percent, compared to the same period in 2012. An increase in gross margin of $6.8 million was partially offset by an increase in other operating expenses of $1.8 million.
Gross Margin
Gross margin for our unregulated energy segment increased by $6.8 million, or 37 percent, in the first six months of 2013, compared to the same period in 2012. Items contributing to the period-over-period increase in gross margin are listed in the following table:

(in thousands)
Gross margin for the six months ended June 30, 2012	$18,451
Factors contributing to the gross margin increase for the six months ended June 30, 2013:
Increased customer consumption—weather and other	3,669
Increase in retail margins per gallon	3,297
Decreased propane wholesale marketing margins	(936)
Other	794
Gross margin for the six months ended June 30, 2013	$25,275
Increased Customer Consumption—Weather and Other
Increased gross margin from higher customer consumption is due primarily to the following:

•
$2.7 million from increased weather-related consumption - Temperatures on the Delmarva Peninsula and in Florida that returned to more normal levels during the first six months of 2013, compared to the same period in 2012, increased gross margin by $2.7 million.

•
$561,000 from additional gross margin from the Glades acquisition - As a result of the acquisition of the operating assets of Glades in February 2013, our Florida propane distribution operation added 3,000 residential and commercial propane customers and generated $561,000 of additional gross margin.

•	$270,000 from higher wholesale sales - An increase in wholesale propane sales generated $270,000 of additional gross margin in the first six months of 2013, compared to the same period in 2012.

Increase in Retail Margins per Gallon
Higher retail margins per gallon in the Delmarva and Florida propane distribution operations generated $3.1 million and $202,000 respectively, of additional gross margin in the first six months of 2013, compared to the same period in 2012. Retail margins remained strong through the first six months of 2013, as the 25-percent decline in propane inventory costs from lower propane wholesale prices in late 2012 and early 2013 outpaced the slight decline in retail prices. The propane retail price per gallon is subject to various market conditions, including competition with other propane suppliers and the availability and price of alternative energy sources, and may fluctuate based on changes in demand, supply and other energy commodity prices.

Decreased Margins from the Propane Wholesale Marketing Operation
Xeron, our propane wholesale marketing operation, experienced a decrease in gross margin of $936,000 in the first six months of 2013 compared to the same period in 2012, as a result of a 19-percent decreased trading activity and lower margins on executed trades. Lower margins in executed trades as a result of low price volatility in the wholesale propane market, and a decrease in trading volume reduced Xeron's gross margin in the first six months of 2013 compared to the same period in 2012.
Other
Increased margins from other factors is primarily attributable to the acquisition of the operating assets of Austin Cox in June 2013, which generated $237,000 in gross margin, and an increase in margin of $196,000 and $487,000, from merchandise sales and miscellaneous fees, respectively.
Other Operating Expenses
Other operating expenses for the unregulated energy segment increased by $1.8 million, or 13 percent, in the first six months of 2013, compared to the same period in 2012, due primarily to additional expenses associated with serving the new Glades customers, an increase in the accrual for incentive bonuses as a result of the strong 2013 year-to-date financial performance of the unregulated energy segment and increased costs related to propane tank and vehicle maintenance activities.

Other

For the quarter ended June 30, 2013 compared to 2012

			Increase
For the Three Months Ended June 30,	2013	2012	(decrease)
(in thousands)
Revenue	$2,905	$3,168	$(263)
Cost of sales	839	974	(135)
Gross margin	2,066	2,194	(128)
Operations & maintenance	1,640	1,522	118
Depreciation & amortization	113	111	2
Other taxes	227	210	17
Other operating expenses	1,980	1,843	137
Operating Income—Other	$86	$351	$(265)
Operating income for our “other” segment, which is comprised primarily of BravePoint®, Inc. (“BravePoint”), our advanced information services subsidiary, decreased by $265,000 or 75 percent in the second quarter of 2013 compared to the same quarter in 2012, which was attributable to a gross margin decrease of $128,000 and an operating expenses increase of $137,000.

For the six months ended June 30, 2013 compared to 2012

			Increase
For the Six Months Ended June 30,	2013	2012	(decrease)
(in thousands)
Revenue	$7,075	$6,899	$176
Cost of sales	3,120	2,841	279
Gross margin	3,955	4,058	(103)
Operations & maintenance	3,262	2,917	345
Depreciation & amortization	224	224	—
Other taxes	508	445	63
Other operating expenses	3,994	3,586	408
Operating Income—Other	$(39)	$472	$(511)
The “other” segment reported an operating loss of $39,000 through the first six months of 2013, compared to operating income of $472,000 through the same period in 2012. The decrease in operating income was attributable to a gross margin decrease of $90,000 and an increase of $428,000 in other operating expenses for BravePoint. Higher payroll and related costs contributed to BravePoint's increased other operating expenses.

Interest Charges
For the quarter ended June 30, 2013 compared to 2012
Interest charges for the three months ended June 30, 2013 decreased by approximately $225,000, or 10 percent, compared to the same quarter in 2012. The decrease in interest charges is attributable primarily to decreases of $161,000 in other long-term interest expense due to scheduled repayments and $163,000 in interest on deposits from FPU’s customers due to a lower interest rate on those deposits. These decreases were partially offset by an increase of $99,000 in short-term interest expense due to higher borrowings in 2013.
For the six months ended June 30, 2013 compared to 2012
Interest charges for the six months ended June 30, 2013 decreased by approximately $444,000, or 10 percent, compared to the same period in 2012. The decrease in interest charges is attributable primarily to decreases of $312,000 in other long-term interest expense due to scheduled repayments and $318,000 in interest on deposits from FPU’s customers due to a lower interest rate on those deposits. These decreases were partially offset by an increase of $187,000 in short-term interest expense due to higher borrowings in 2013.
Income Taxes
For the quarter ended June 30, 2013 compared to 2012
Income tax expense was $2.8 million in the second quarter of 2013, compared to $3.3 million in the same quarter in 2012. The decrease in income tax expense was due to lower taxable income. Our effective income tax rate was 39.2 percent and 39.5 percent for the second quarters of 2013 and 2012, respectively.
For the six months ended June 30, 2013 compared to 2012
Income tax expense was $12.7 million through the first six months of 2013, compared to $10.6 million for the same period in 2012. The increase in income tax expense was due to higher taxable income. Our effective income tax rate was 39.8 percent and 40.1 percent for the first six months of 2013 and 2012, respectively.

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
Capital expenditures, which are our investments in new or acquired plant and equipment, are our largest capital requirements. We originally budgeted $112.3 million for capital expenditures during 2013. As a result of continued growth, expansion opportunities and the timing of capital projects, we have increased our capital expenditure projection for 2013 to $123.5 million. Included in the 2013 capital expenditure projection is approximately $16.5 million of the purchase price for the ESG acquisition, which was completed in May 2013. The following table shows the 2013 capital expenditure projection by segment:

(dollars in thousands)
Regulated Energy:
Natural gas distribution	$69,280
Natural gas transmission	36,089
Electric distribution	6,224
Total Regulated Energy	111,593
Unregulated Energy:
Propane distribution	4,973
Other unregulated energy	1,653
Total Unregulated Energy	6,626
Other
Advanced information services	623
Other	4,615
Total Other	5,238
Total 2013 projected capital expenditures	$123,457
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

Capital Structure
We are committed to maintaining a sound capital structure and strong credit ratings to provide the financial flexibility needed to access capital markets when required. This commitment, along with adequate and timely rate relief for our regulated operations, will enable us to attract capital from outside sources at a reasonable cost. We believe that the achievement of these objectives will provide benefits to our customers, creditors and investors. The following presents our capitalization, excluding and including short-term borrowings, as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
(in thousands)
Long-term debt, net of current maturities	$107,674	29%	$101,907	28%
Stockholders’ equity	269,304	71%	256,598	72%
Total capitalization, excluding short-term debt	$376,978	100%	$358,505	100%
	June 30, 2013		December 31, 2012
(in thousands)
Short-term debt	$75,491	16%	$61,199	14%
Long-term debt, including current maturities	115,670	25%	110,103	26%
Stockholders’ equity	269,304	59%	256,598	60%
Total capitalization, including short - term debt	$460,465	100%	$427,900	100%
On May 2, 2013, we issued $7.0 million of 6.43 percent unsecured senior notes pursuant to an agreement we entered into in 2010. These notes have similar covenants and default provisions as the senior notes issued in June 2011 under the same agreement. We used proceeds from these notes to finance the redemption of the 9.57 percent and 10.03 percent series of FPU’s first mortgage bonds.
At closing of the ESG acquisition in May 2013, Sandpiper entered into a capacity, supply and operating agreement. The capacity portion of this agreement over a six-year term is accounted for as a capital lease. As a result, we recorded $7.1 million of a capital lease obligation at the inception of the agreement, which is included in long-term debt. The effective interest rate used in the capital lease obligation is 3.5 percent.
Short-term Borrowings
Our outstanding short-term borrowings at June 30, 2013 and December 31, 2012 were $75.5 million and $61.2 million, respectively, at weighted average interest rates of 1.30 percent and 1.48 percent, respectively.
We utilize bank lines of credit to provide funds for our short-term cash needs to meet seasonal working capital requirements and to fund temporarily portions of the capital expenditure program. On June 28, 2013, we entered into a $55.0 million committed unsecured, short-term credit facility with Bank of America, N.A., which increases the total short-term loan capacity available from Bank of America, N.A. from $50.0 million to $75.0 million. This facility replaces a $30.0 million committed unsecured, short-term credit facility, which expired on June 28, 2013. This new committed unsecured, short-term facility matures on June 27, 2014. Borrowings under this new credit facility will bear interest at a rate equal to LIBOR plus 125 basis points or Bank of America’s Base Rate (as defined in the term note agreement) plus 125 basis points, with the form of interest rate selected at our discretion. Other terms and conditions of this facility are substantially the same as the former facility available from Bank of America, N.A. We intend to utilize this credit facility for working capital needs, to temporarily fund capital expenditures and general corporate purposes. In addition to the $55.0 million, committed unsecured, short-term credit facility, we have a $20.0 million uncommitted unsecured, short-term credit facility, which was also renewed on June 28, 2013.
As of June 30, 2013, we had four unsecured bank lines of credit with two financial institutions for a total of $125.0 million. Two of these unsecured bank lines, totaling $85.0 million, are available under committed lines of credit. None of these unsecured bank lines of credit requires compensating balances. Advances offered under the uncommitted lines of credit are subject to the discretion of the banks. We are currently authorized by our Board of Directors to borrow up to $140.0 million of short-term debt, as required, from these unsecured bank lines of credit.
In addition to the four unsecured bank lines of credit, we entered into a new, unsecured, short-term credit facility for $40.0 million with an existing lender on June 22, 2012. Short-term borrowings under this new facility bear interest at LIBOR plus 80 basis points or, at our discretion, the lender’s base rate plus 80 basis points. This facility, which is structured in the form of a revolving credit note, matures on October 31, 2013.

Cash Flows
The following table provides a summary of our operating, investing and financing cash flows for the six months ended June 30 2013 and 2012:

For the Six Months Ended June 30,	2013	2012
(in thousands)
Net cash provided by (used in):
Operating activities	$54,063	$60,759
Investing activities	(60,925)	(32,455)
Financing activities	5,711	(29,204)
Net decrease in cash and cash equivalents	(1,151)	(900)
Cash and cash equivalents—beginning of period	3,361	2,637
Cash and cash equivalents—end of period	$2,210	$1,737
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
During the six months ended June 30, 2013 and 2012, net cash provided by operating activities was $54.1 million and $60.8 million, respectively, resulting in a decrease in cash flows of $6.7 million. Significant operating activities generating the cash flow change were as follows:

•
Higher net accounts receivable and payable decreased the cash flows by $16.9 million, due primarily to the timing of the collections and payments associated with trading contracts entered into by our propane wholesale and marketing subsidiary.

•
Lower net regulatory assets and liabilities increased the cash flows by $10.3 million, due primarily to an increase in fuel costs collected through fuel cost recovery. Also, the absence of a $1.2 million refund in January 2012 by Eastern Shore to customers as a result of its rate case settlement contributed to this increase.

•
Lower net income taxes paid increased the cash flows by $2.9 million, due primarily to a tax refund of approximately $5.0 million received from the Internal Revenue Service during the first six months of 2013. This was partially offset by an increase in estimated tax payments in 2013 due to higher operating results.

Cash Flows Used in Investing Activities
Net cash used in investing activities totaled $60.9 million and $32.5 million during the six months ended June 30, 2013 and 2012, respectively, resulting in a decrease in cash flows of $28.5 million. Significant investing activities generating the cash flow change were as follows:

•	Cash paid for capital expenditures increased by $6.8 million to $41.2 million for the first six months of 2013, compared to $34.4 million for the same period in 2012.

•	Cash paid for acquisitions in the first six months of 2013 was $19.5 million.

•	In February 2012, we sold an office building in West Palm Beach, Florida for approximately $2.2 million in cash.

Cash Flows Used by Financing Activities
Net cash provided by financing activities totaled $5.7 million in the first six months of 2013, compared to net cash used in financing activities of $29.2 million for the same period in 2012, resulting in an increase of $34.9 million in cash flows. Significant financing activities generating the cash flow change were as follows:

•
During the first six months of 2013, we had a net borrowing of $15.5 million under our line of credit agreements, compared to a net repayment of $19.0 million for the same period in 2012, resulting in a net cash increase of $34.5 million. Changes in cash overdrafts increased by $$904,000, resulting in a period-over-period net cash increase.

•	We paid $6.4 million and $6.0 million in cash dividends for the six months ended June 30, 2013 and 2012, respectively.
Off-Balance Sheet Arrangements
We have issued corporate guarantees to certain vendors of our subsidiaries, primarily our propane wholesale marketing subsidiary and natural gas marketing subsidiary. These corporate guarantees provide for the payment of propane and natural gas purchases in the event of the respective subsidiary’s default. None of these subsidiaries has ever defaulted on its obligations to pay its suppliers. The liabilities for these purchases are recorded in our financial statements when incurred. The aggregate amount guaranteed at June 30, 2013 was $31.1 million, with the guarantees expiring on various dates through February 2014.

In addition to the corporate guarantees, we have issued a letter of credit for $1.0 million, which expires on September 12, 2013, related to the electric transmission services for FPU’s northwest electric division. We have also issued a letter of credit to our current primary insurance company for $400,000, which expires on December 2, 2013, as security to satisfy the deductibles under our various insurance policies. As a result of a change in our primary insurance company in 2010, we renewed and decreased the letter of credit for $304,000 to our former primary insurance company, which will expire on June 1, 2014. There have been no draws on these letters of credit as of June 30, 2013. We do not anticipate that the letters of credit will be drawn upon by the counterparties, and we expect that the letters of credit will be renewed to the extent necessary in the future.
We provided a letter of credit for $2.3 million to TETLP related to the precedent agreement and firm transportation service agreement between our Delaware and Maryland divisions and TETLP, which is further described in Note 6, “Other Commitments and Contingencies.”

Contractual Obligations
There has not been any material change in the contractual obligations presented in our 2012 Annual Report on Form 10-K, except for commodity purchase obligations and forward contracts entered into in the ordinary course of our business. The following table summarizes the commodity and forward contract obligations at June 30, 2013.

	Payments Due by Period
Purchase Obligations	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
(in thousands)
Commodities (1)	$7,463	$544	$42		$8,049
Propane (2)	18,157	16,963	6,476	1,259	42,855
Total Purchase Obligations	$25,620	$17,507	$6,518	$1,259	$50,904

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

(2)
We have also entered into forward sale contracts in the aggregate amount of $1.8 million. See Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk,” below, for further information.

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
OTHER MATTERS
Rates and Regulatory Matters
Our natural gas distribution operations in Delaware, Maryland and Florida and electric distribution operation in Florida are subject to regulation by their respective PSC; Eastern Shore is subject to regulation by the FERC; and Peninsula Pipeline is subject to regulation by the Florida PSC. At June 30 2013, we were involved in rate filings and/or regulatory matters in each of the jurisdictions in which we operate. Each of these rate filings and/or regulatory matters is fully described in Note 4, “Rates and Other Regulatory Activities,” to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the potential loss arising from adverse changes in market rates and prices. Long-term debt is subject to potential losses based on changes in interest rates. Our long-term debt consists of fixed-rate senior notes, secured debt and convertible debentures. All of our long-term debt, excluding a capital lease obligation, is fixed-rate debt and was not entered into for trading purposes. The carrying value of these long-term debt, including current maturities, was $108.6 million at June 30, 2013, as compared to a fair value of $128.8 million, using a discounted cash flow methodology that incorporates a market interest rate that is based on published corporate borrowing rates for debt instruments with similar terms and average maturities with adjustments for duration, optionality, credit risk, and risk profile. We evaluate whether to refinance existing debt or permanently refinance existing short-term borrowing, based in part on the fluctuation in interest rates.

Our propane distribution business is exposed to market risk as a result of propane storage activities and entering into fixed price contracts for supply. We can store up to approximately 6.1 million million gallons of propane (including leased storage and rail cars) during the winter season to meet our customers’ peak requirements and to serve metered customers. Decreases in the wholesale price of propane may cause the value of stored propane to decline. To mitigate the impact of price fluctuations, we have adopted a Risk Management Policy that allows the propane distribution operation to enter into fair value hedges or other economic hedges of our inventory.
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
The forward and futures contracts are entered into for trading and wholesale marketing purposes. The propane wholesale marketing business is subject to commodity price risk on its open positions to the extent that market prices for natural gas liquids deviate from fixed contract settlement prices. Market risk associated with the trading of futures and forward contracts is monitored daily for compliance with our Risk Management Policy, which includes volumetric limits for open positions. To manage exposures to changing market prices, open positions are marked up or down to market prices and reviewed daily by our oversight officials. In addition, the Risk Management Committee reviews periodic reports on markets and the credit risk of counter-parties, approves any exceptions to the Risk Management Policy (within limits established by the Board of Directors) and authorizes the use of any new types of contracts. Quantitative information on forward and futures contracts at June 30, 2013 is presented in the following tables.

	Quantity in	Estimated Market	Weighted Average
At June 30, 2013	Gallons	Prices	Contract Prices
Forward Contracts
Sale	2,102,000	$0.8225 - $0.9625	$0.8752
Purchase	2,102,000	$0.8275 - $1.3176	$0.8734
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

At June 30, 2013 and December 31, 2012, we marked these forward and other contracts to market, using market transactions in either the listed or OTC markets, which resulted in the following assets and liabilities:

	June 30,	December 31,
(in thousands)	2013	2012
Mark-to-market energy assets, including call options	$248	$210
Mark-to-market energy liabilities	$74	$331

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and Chief Financial Officer of the Company, with the participation of other Company officials, have evaluated our “disclosure controls and procedures” (as such term is defined under Rules 13a-15(e) and 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2013. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2013, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 4.	Legal Proceedings
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
Period	Purchased	per Share	or Programs (2)	or Programs (2)
April 1, 2013 through April 30, 2013 (1)	243	$50.28	—	—
May 1, 2013 through May 31, 2013	—	$—	—	—
June 1, 2013 through June 30, 2013	—	$—	—	—
Total	243	$50.28	—	—

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

(2)	Except for the purposes described in Footnote (1), Chesapeake has no publicly announced plans or programs to repurchase its shares.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits

31.1	Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated August 9, 2013.

31.2	Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated August 9, 2013.

32.1	Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350, dated August 9, 2013.

32.2	Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350, dated August 9, 2013.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE UTILITIES CORPORATION

/S/ BETH W. COOPER
Beth W. Cooper Senior Vice President and Chief Financial Officer
Date: August 9, 2013

