Form 10-Q
period 2016-03-31
CHESAPEAKE UTILITIES CORP
filed 2016-05-05
CIK 19745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Common Stock, par value $0.4867 — 15,308,467 shares outstanding as of April 30, 2016.

GLOSSARY OF DEFINITIONS

ASC: Accounting Standards Codification
ASU: Accounting Standards Update
Aspire Energy: Aspire Energy of Ohio, LLC, a wholly-owned subsidiary of Chesapeake Utilities into which Gatherco merged on April 1, 2015
CDD: Cooling degree-day, which is the measure of the variation in weather based on the extent to which the daily average temperature (from 10:00 am to 10:00 am) is above 65 degrees Fahrenheit
Chesapeake or Chesapeake Utilities: Chesapeake Utilities Corporation, its divisions and its subsidiaries, as appropriate in the context of the disclosure
Chesapeake Pension Plan: A defined benefit pension plan sponsored by Chesapeake Utilities
Chesapeake Postretirement Plan: An unfunded postretirement health care and life insurance plan sponsored by Chesapeake Utilities
Chesapeake SERP: An unfunded supplemental executive retirement pension plan sponsored by Chesapeake Utilities
CHP: A combined heat and power plant being constructed by Eight Flags in Nassau County, Florida
Company: Chesapeake Utilities Corporation, its divisions and its subsidiaries, as appropriate in the context of the disclosure
Credit Agreement: An agreement between Chesapeake Utilities and the lenders related to the Revolver
Deferred Compensation Plan: A non-qualified, deferred compensation arrangement under which certain of our executives and members of the Board of Directors are able to defer payment of all or a part of certain specified types of compensation, including executive cash bonuses, executive performance shares, and directors’ retainers and fees
Delmarva Peninsula: A peninsula on the east coast of the United States of America occupied by Delaware and portions of Maryland and Virginia
DNREC: Delaware Department of Natural Resources and Environmental Control
Dts/d: Dekatherms per day
Eastern Shore: Eastern Shore Natural Gas Company, a wholly-owned natural gas transmission subsidiary of Chesapeake Utilities
EGWIC: Eastern Gas & Water Investment Company, LLC, an affiliate of ESG
Eight Flags: Eight Flags Energy, LLC, a subsidiary of Chesapeake OnSight Services, LLC
EPA: United States Environmental Protection Agency
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
GRIP: The Gas Reliability Infrastructure Program is a natural gas pipeline replacement program in Florida, pursuant to which we collect a surcharge from certain of our Florida customers to recover capital and other program-related costs associated with the replacement of qualifying distribution mains and services in Florida
Gulf Power: Gulf Power Company
Gulfstream: Gulfstream Natural Gas System, LLC
HDD: Heating degree-day, which is a measure of the variation in weather based on the extent to which the daily average temperature (from 10:00 am to 10:00 am) is below 65 degrees Fahrenheit
JEA: The community-owned utility located in Jacksonville, Florida, formerly known as Jacksonville Electric Authority
Lenders: PNC, Bank of America N.A., Citizens Bank N.A., Royal Bank of Canada, and Wells Fargo Bank, National Association, which are collectively the lenders that entered into the Credit Agreement with Chesapeake Utilities on October 8, 2015
MDE: Maryland Department of Environment
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
OPT ≤ 90 Service: Off Peak ≤ 90 Firm Transportation Service, a new tariff associated with Eastern Shore's firm transportation service that will allow Eastern Shore not to schedule service for up to 90 days during the peak months of November through April
OTC: Over-the-counter
Peninsula Pipeline: Peninsula Pipeline Company, Inc., our wholly-owned Florida intrastate pipeline subsidiary
PESCO: Peninsula Energy Services Company, Inc., our wholly-owned natural gas marketing subsidiary
PNC: PNC Bank, National Association, the administrative agent and primary lender for our Revolver
Prudential: Prudential Investment Management Inc., an institutional investment management firm, with which we have entered into the Shelf Agreement for the future purchase of our Shelf Notes
PSC: Public Service Commission, which is the state agency that regulates the rates and services provided by Chesapeake Utilities’ natural gas and electric distribution operations in Delaware, Maryland and Florida and Peninsula Pipeline in Florida
RAP: Remedial Action Plan, which is a plan that outlines the procedures taken or being considered in removing contaminants from a MGP formerly owned by Chesapeake Utilities or FPU
Revolver: The unsecured revolving credit facility issued to us by the Lenders
Sandpiper: Sandpiper Energy, Inc., a wholly-owned subsidiary of Chesapeake Utilities providing a tariff-based distribution service to customers in Worcester County, Maryland

Sanford Group: FPU and other responsible parties involved with the Sanford environmental site
SEC: Securities and Exchange Commission
Sharp: Sharp Energy, Inc., our wholly-owned propane distribution subsidiary
Shelf Agreement: An agreement entered into by Chesapeake Utilities and Prudential pursuant to which Chesapeake Utilities may request that Prudential purchase, over the next three years, up to $150.0 million of Shelf Notes at a fixed interest rate and with a maturity date not to exceed twenty years from the date of issuance
Shelf Notes: Unsecured senior promissory notes that we may request Prudential to purchase under the Shelf Agreement
SICP: 2013 Stock and Incentive Compensation Plan
TETLP: Texas Eastern Transmission, LP
Xeron: Xeron, Inc., our propane wholesale marketing subsidiary, based in Houston, Texas

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,
	2016	2015
(in thousands, except shares and per share data)
Operating Revenues
Regulated Energy	$89,216	$109,582
Unregulated Energy	57,080	60,499
Total Operating Revenues	146,296	170,081
Operating Expenses
Regulated Energy cost of sales	34,905	57,129
Unregulated Energy and other cost of sales	34,024	35,234
Operations	27,159	26,945
Maintenance	2,479	2,703
Depreciation and amortization	7,503	6,975
Other taxes	3,846	3,587
Total Operating Expenses	109,916	132,573
Operating Income	36,380	37,508
Other (Expense) Income, net	(34)	133
Interest charges	2,650	2,448
Income Before Income Taxes	33,696	35,193
Income taxes	13,329	14,084
Net Income	$20,367	$21,109
Weighted Average Common Shares Outstanding:
Basic	15,286,842	14,604,841
Diluted	15,331,912	14,656,310
Earnings Per Share of Common Stock:
Basic	$1.33	$1.45
Diluted	$1.33	$1.44
Cash Dividends Declared Per Share of Common Stock	$0.2875	$0.2700
The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
	2016	2015
(in thousands)
Net Income	$20,367	$21,109
Other Comprehensive Income (Loss), net of tax:
Employee Benefits, net of tax:
Amortization of prior service cost, net of tax of $(8) and $(7), respectively	(12)	(10)
Net gain, net of tax of $67 and $62, respectively	101	92
Cash Flow Hedges, net of tax:
Unrealized loss on commodity contract cash flow hedges, net of tax of $- and $17, respectively	—	26
Total Other Comprehensive Income	89	108
Comprehensive Income	$20,456	$21,217
The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

Assets	March 31, 2016	December 31, 2015
(in thousands, except shares and per share data)
Property, Plant and Equipment
Regulated Energy	$850,041	$842,756
Unregulated Energy	147,221	145,734
Other businesses and eliminations	19,430	18,999
Total property, plant and equipment	1,016,692	1,007,489
Less: Accumulated depreciation and amortization	(222,650)	(215,313)
Plus: Construction work in progress	87,187	62,774
Net property, plant and equipment	881,229	854,950
Current Assets
Cash and cash equivalents	3,315	2,855
Accounts receivable (less allowance for uncollectible accounts of $684 and $909, respectively)	44,434	41,007
Accrued revenue	12,331	12,452
Propane inventory, at average cost	5,412	6,619
Other inventory, at average cost	4,289	3,803
Regulatory assets	6,451	8,268
Storage gas prepayments	1,213	3,410
Income taxes receivable	16,260	24,950
Prepaid expenses	4,982	7,146
Mark-to-market energy assets	—	153
Other current assets	1,688	1,044
Total current assets	100,375	111,707
Deferred Charges and Other Assets
Goodwill	15,070	14,548
Other intangible assets, net	2,128	2,222
Investments, at fair value	3,674	3,644
Regulatory assets	76,934	77,519
Receivables and other deferred charges	2,574	2,831
Total deferred charges and other assets	100,380	100,764
Total Assets	$1,081,984	$1,067,421

The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

Capitalization and Liabilities	March 31, 2016	December 31, 2015
(in thousands, except shares and per share data)
Capitalization
Stockholders’ equity
Common stock, par value $0.4867 per share (authorized 25,000,000 shares)	$7,449	$7,432
Additional paid-in capital	190,389	190,311
Retained earnings	182,165	166,235
Accumulated other comprehensive loss	(5,751)	(5,840)
Deferred compensation obligation	2,221	1,883
Treasury stock	(2,221)	(1,883)
Total stockholders’ equity	374,252	358,138
Long-term debt, net of current maturities	148,602	149,006
Total capitalization	522,854	507,144
Current Liabilities
Current portion of long-term debt	9,163	9,151
Short-term borrowing	172,742	173,397
Accounts payable	36,299	39,300
Customer deposits and refunds	27,039	27,173
Accrued interest	3,021	1,311
Dividends payable	4,400	4,390
Accrued compensation	4,107	10,014
Regulatory liabilities	9,313	7,365
Mark-to-market energy liabilities	423	433
Other accrued liabilities	7,942	7,059
Total current liabilities	274,449	279,593
Deferred Credits and Other Liabilities
Deferred income taxes	197,416	192,600
Regulatory liabilities	42,946	43,064
Environmental liabilities	8,843	8,942
Other pension and benefit costs	32,848	33,481
Deferred investment tax credits and other liabilities	2,628	2,597
Total deferred credits and other liabilities	284,681	280,684
Other commitments and contingencies (Note 6)
Total Capitalization and Liabilities	$1,081,984	$1,067,421
The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2016	2015
(in thousands)
Operating Activities
Net income	$20,367	$21,109
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,503	6,975
Depreciation and accretion included in other costs	1,646	1,689
Deferred income taxes, net	4,326	(496)
Realized (gain) loss on commodity contracts/sale of assets/investments	479	(840)
Unrealized loss on investments/commodity contracts	18	21
Employee benefits and compensation	380	300
Share-based compensation	649	537
Other, net	24	4
Changes in assets and liabilities:
Accounts receivable and accrued revenue	(3,738)	(8,014)
Propane inventory, storage gas and other inventory	3,073	5,337
Regulatory assets/liabilities, net	3,941	16,507
Prepaid expenses and other current assets	1,358	2,500
Accounts payable and other accrued liabilities	(1,604)	350
Income taxes receivable	8,841	21,753
Customer deposits and refunds	(134)	(2,890)
Accrued compensation	(5,943)	(5,262)
Other assets and liabilities, net	1,242	2,753
Net cash provided by operating activities	42,428	62,333
Investing Activities
Property, plant and equipment expenditures	(36,847)	(25,482)
Proceeds from sales of assets	51	198
Environmental expenditures	(99)	(49)
Net cash used in investing activities	(36,895)	(25,333)
Financing Activities
Common stock dividends	(4,204)	(3,763)
Issuance of stock for Dividend Reinvestment Plan	195	217
Change in cash overdrafts due to outstanding checks	(1,501)	(2,191)
Net borrowing (repayment) under line of credit agreements	839	(19,269)
Repayment of long-term debt and capital lease obligation	(402)	(398)
Net cash used in financing activities	(5,073)	(25,404)
Net Increase in Cash and Cash Equivalents	460	11,596
Cash and Cash Equivalents—Beginning of Period	2,855	4,574
Cash and Cash Equivalents—End of Period	$3,315	$16,170
The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock
(in thousands, except shares and per share data)	Number of Shares(1)	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation	Treasury Stock	Total
Balance at December 31, 2014	14,588,711	$7,100	$156,581	$142,317	$(5,676)	$1,258	$(1,258)	$300,322
Net income		—	—	41,140	—	—	—	41,140
Other comprehensive loss	—	—	—	—	(164)	—	—	(164)
Dividend declared ($1.1325 per share)	—	—	—	(17,222)	—	—	—	(17,222)
Retirement savings plan and dividend reinvestment plan	43,275	21	2,214	—	—	—	—	2,235
Common stock issued in acquisition	592,970	289	29,876					30,165
Share-based compensation and tax benefit (2) (3)	45,703	22	1,640	—	—	—	—	1,662
Treasury stock activities	—	—	—	—	—	625	(625)	—
Balance at December 31, 2015	15,270,659	7,432	190,311	166,235	(5,840)	1,883	(1,883)	358,138
Net income	—	—	—	20,367	—	—	—	20,367
Other comprehensive income	—	—	—	—	89	—	—	89
Dividend declared ($0.2875 per share) and dividend reinvestment plan	6,787	3	377	(4,437)	—	—	—	(4,057)
Share-based compensation and tax benefit (3)	27,522	14	(299)	—	—	—	—	(285)
Treasury stock activities	—	—	—	—	—	338	(338)	—
Balance at March 31, 2016	15,304,968	$7,449	$190,389	$182,165	$(5,751)	$2,221	$(2,221)	$374,252

(1)	Includes 75,959 and 70,631 shares at March 31, 2016 and December 31, 2015, respectively, held in a Rabbi Trust related to our Deferred Compensation Plan.

(2)	Includes amounts for shares issued for Directors’ compensation.

(3)
The shares issued under the SICP are net of shares withheld for employee taxes. For the three months ended March 31, 2016, and for the year ended December 31, 2015, we withheld 12,031 and 12,620 shares, respectively, for taxes.

The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Summary of Accounting Policies
Basis of Presentation
References in this document to the “Company,” “Chesapeake Utilities,” “we,” “us” and “our” are intended to mean Chesapeake Utilities Corporation, its divisions and/or its subsidiaries, as appropriate in the context of the disclosure.
The accompanying unaudited condensed consolidated financial statements have been prepared in compliance with the rules and regulations of the SEC and GAAP. In accordance with these rules and regulations, certain information and disclosures normally required for audited financial statements have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in our latest Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, these financial statements reflect normal recurring adjustments that are necessary for a fair presentation of our results of operations, financial position and cash flows for the interim periods presented.
Due to the seasonality of our business, results for interim periods are not necessarily indicative of results for the entire fiscal year. Revenue and earnings are typically greater during the first and fourth quarters, when consumption of energy is highest due to colder temperatures.
We reclassified certain amounts in the condensed consolidated balance sheet as of December 31, 2015 and condensed consolidated statement of cash flows for the three months ended March 31, 2015 to conform to the current year’s presentation. These reclassifications are considered immaterial to the overall presentation of our consolidated financial statements.

FASB Statements and Other Authoritative Pronouncements
Recently Adopted Accounting Standards
Interest - Imputation of Interest (ASC 835-30) - In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This standard requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. ASU 2015-03 became effective for us on January 1, 2016, and we applied the provisions of this standard on a retrospective basis. As a result of the adoption of this standard, debt issuance costs totaling $323,000 and $333,000 at March 31, 2016 and December 31, 2015, respectively, previously presented as other deferred charges, a non-current asset, are now presented as a deduction from long-term debt, net of current maturities in our condensed consolidated balance sheets.

Customer's Accounting for Fees Paid in a Cloud Computing Arrangement (ASC 350-40) - In April 2015, the FASB issued ASU 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. Under the new standard, unless a software arrangement includes specific elements enabling customers to possess and operate software on platforms other than that offered by the cloud-based provider, the cost of such arrangements is to be accounted for as an operating expense in the period incurred. ASU 2015-05 became effective for us on January 1, 2016, and has been applied on a prospective basis. The standard did not have a material impact on our financial position or results of operations for the quarter.

Debt Issuance Costs (ASC 835-30) - In August 2015, the FASB issued ASU 2015-15, Simplifying the Presentation of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This standard clarifies treatment of debt issuance costs associated with line-of-credit arrangements that were not specifically addressed in ASU 2015-03. Issuance costs incurred in connection with line-of-credit arrangements may be treated as an asset and amortized over the term of the line-of-credit arrangement. ASU 2015-15 became effective for us on January 1, 2016. The standard did not have a material impact on our financial position and results of operations.

Business Combinations (ASC 805) - In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The standard eliminates the requirement to restate prior period financial statements for measurement period adjustments. The guidance requires that the cumulative impact of a measurement-period adjustment (including the impact of prior periods) be recognized in the reporting period in which the adjustment is identified. ASU 2015-16 was effective for our interim and annual financial statements issued after January 1, 2016 and was adopted on a prospective basis. Adoption of this standard did not have a material impact on our financial position and results of operations.

Balance Sheet Classification of Deferred Taxes (ASC 740) - In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires all deferred assets and liabilities along with any related valuation allowance to be classified as noncurrent on the balance sheet for our annual financial statements beginning January 1,

2017 and for our interim financial statements beginning January 1, 2018; however, early adoption is permitted. We adopted this standard in the first quarter of 2016 on a retrospective basis and adjusted the December 31, 2015 balance sheet, by eliminating the current deferred income taxes asset and decreasing noncurrent deferred income taxes liability by $831,000.

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
Inventory (ASC 330) - In July 2015, the FASB issued ASU 2015-11, Inventory. Under this guidance, inventories are required to be measured at the lower of cost or net realizable value. Net realizable value represents the estimated selling price less costs associated with completion, disposal and transportation. ASU 2015-11 will be effective for our interim and annual financial statements issued beginning January 1, 2017; however, early adoption is permitted. The standard is to be adopted on a prospective basis. We are assessing the impact this standard may have on our financial position and results of operations.
Leases (ASC 842) - In February 2016, the FASB issued ASU 2016-02, Leases, which provides updated guidance regarding accounting for leases. This update requires a lessee to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. ASU 2016-02 will be effective for our annual and interim financial statements beginning January 1, 2019, although early adoption is permitted. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are evaluating the effect of this update on our financial position and results of operations.

Compensation (ASC 718) - In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures, and statutory tax withholding requirements, and classification in the statement of cash flows. ASU 2016-09 will be effective for our annual and interim financial statements beginning January 1, 2017, although early adoption is permitted. The amendments included in this update are to be applied prospectively except for changes impacting the presentation of the cash flow statement that can be applied prospectively or retrospectively. We are evaluating the effect of this update on our financial position and results of operations.

2.	Calculation of Earnings Per Share

	Three Months Ended
	March 31,
	2016	2015
(in thousands, except shares and per share data)
Calculation of Basic Earnings Per Share:
Net Income	$20,367	$21,109
Weighted average shares outstanding	15,286,842	14,604,841
Basic Earnings Per Share	$1.33	$1.45

Calculation of Diluted Earnings Per Share:
Reconciliation of Numerator:
Net Income	$20,367	$21,109
Reconciliation of Denominator:
Weighted shares outstanding—Basic	15,286,842	14,604,841
Effect of dilutive securities:
Share-based compensation	45,070	51,469
Adjusted denominator—Diluted	15,331,912	14,656,310
Diluted Earnings Per Share	$1.33	$1.44

3.	Acquisitions
Gatherco Acquisition
On April 1, 2015, we completed the merger with Gatherco, in which Gatherco merged with and into Aspire Energy, our then newly formed, wholly-owned subsidiary. Aspire Energy is an unregulated natural gas infrastructure company with approximately 2,500 miles of pipeline systems in 40 counties throughout Ohio.  The majority of Aspire Energy’s margin is derived from long-term supply agreements with Columbia Gas of Ohio and Consumers Gas Cooperative which together serve more than 20,000 end-use customers.  Aspire Energy sources gas primarily from 300 conventional producers. Aspire Energy also provides gathering and processing services necessary to maintain quality and reliability to its wholesale markets.
At closing, we issued 592,970 shares of our common stock, valued at $30.2 million based on the closing price of our common stock as reported on the NYSE on April 1, 2015. In addition, we paid $27.5 million in cash and assumed $1.7 million of existing outstanding debt, which we paid off on the same date. We also acquired $6.8 million of cash on hand at closing.

(in thousands)	Net Purchase Price
Chesapeake Utilities common stock	$30,164
Cash	27,494
Acquired debt	1,696
Aggregate amount paid in the acquisition	59,354
Less: cash acquired	(6,806)
Net amount paid in the acquisition	$52,548
The merger agreement provided for additional contingent cash consideration to Gatherco's shareholders of up to $15.0 million based on a percentage of revenue generated from potential new gathering opportunities over five years.
We incurred $1.3 million in transaction costs associated with this merger, $514,000 of which was expensed during 2015. Transaction costs were included in operations expense in the accompanying condensed consolidated statements of income. The revenue and net income from this acquisition for the three months ended March 31, 2016, included in our condensed consolidated statements of income, were $7.9 million and $1.7 million, respectively. This acquisition was accretive to earnings per share in the first full year of operations, generating $0.03 in additional earnings per share.

The purchase price allocation of the Gatherco acquisition is as follows:

Purchase price
(in thousands)	Allocation
Purchase price	$57,658

Property plant and equipment	53,203
Cash	6,806
Accounts receivable	3,629
Income taxes receivable	3,163
Other assets	425
Total assets acquired	67,226

Long-term debt	1,696
Deferred income taxes	13,409
Accounts payable	3,837
Other current liabilities	745
Total liabilities assumed	19,687
Net identifiable assets acquired	47,539
Goodwill	$10,119
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
In December 2015 and during the first quarter of 2016, we adjusted the allocation of the purchase price based on additional information available. The adjustments resulted in a change in the fair value of property, plant and equipment, deferred income tax liabilities, inventory, income taxes receivable and other current liabilities. Goodwill from the merger decreased from $11.1 million to $10.1 million after incorporating these adjustments. The allocation of the purchase price and valuation of assets are final. The valuation of additional contingent cash consideration may be adjusted as additional information becomes available.
Other acquisitions
On May 7, 2015, we purchased certain propane distribution assets used to serve 253 customers in Citrus County, Florida for approximately $242,000. In connection with this acquisition, we recorded $186,000 in intangible assets related to a non-compete agreement and the customer list to be amortized over six and 10 years, respectively. The remaining purchase price was allocated to property, plant and equipment and accounts receivable. The revenue and net income from this acquisition that were included in our condensed consolidated statements of income for the three months ended March 31, 2016 were not material.

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
Delaware
Rate Case Filing: On December 21, 2015, our Delaware division filed an application with the Delaware PSC for a base rate increase and certain other changes to its tariff. We proposed an increase of $4.7 million, or nearly ten percent, in our revenue requirement based on the test period ending March 31, 2016. We also proposed new service offerings to promote growth and a revenue decoupling mechanism for residential and small commercial customers. A decision on the application is expected during the fourth quarter of 2016. Pending the decision, the Delaware division increased rates on an interim basis by $2.5 million effective February 19, 2016. These rates, which are subject to refund, represent a five percent increase over current rates.
Maryland
Sandpiper Rate Case Filing: On December 1, 2015, Sandpiper filed an application with the Maryland PSC for a base rate increase and certain other changes to its tariff. We proposed an increase of $950,000, or five percent, in our revenue requirement, based on the test period ended December 31, 2015. We also proposed a stratification of rate classes, based on cost of service, and a revenue-decoupling mechanism for residential and small commercial customers. A decision on the application is expected during the third quarter of 2016.
Florida
On September 1, 2015, FPU’s electric division filed to recover the cost of the proposed Florida Power & Light Company interconnect project through FPU's annual Fuel and Purchased Power Cost Recovery Clause filing. The interconnect project will enable FPU's electric division to negotiate a new power purchase agreement that will mitigate fuel costs for its Northeast division. This action was approved by the Florida PSC at its Agenda Conference held on December 3, 2015. On January 22, 2016, the Office of Public Counsel filed an appeal of the Florida PSC's decision with the Florida Supreme Court. Legal briefs have been filed, but no decision has been reached at this time.

On February 2, 2016, FPU’s natural gas division filed a petition with the Florida PSC for approval of an amendment to its existing transportation agreement with the City of Lake Worth, located in Palm Beach County, Florida. The amendment allows the city to resell natural gas distributed by FPU to the city’s compressed natural gas station. The city will then resell the natural gas, after compression, to its customers. The amendment to the transportation agreement was approved by the Florida PSC at its Agenda Conference held April 5, 2016.

Eastern Shore
White Oak Mainline Expansion Project: On November 21, 2014, Eastern Shore submitted an application to the FERC seeking authorization to construct, own and operate certain expansion facilities designed to provide 45,000 Dts/d of firm transportation service to an industrial customer in Kent County, Delaware. Eastern Shore proposes to construct approximately 7.2 miles of 16-inch diameter pipeline looping in Chester County, Pennsylvania and 3,550 horsepower of additional compression at Eastern Shore’s existing Delaware City Compressor Station in New Castle County, Delaware. On January 22, 2015, the FERC issued a notice of intent to prepare an environmental assessment for this project. In February, April and May 2015, Eastern Shore filed environmental data in response to comments regarding evaluation of alternate routes for a segment of the pipeline route in the vicinity of the Kemblesville, Pennsylvania Historic District. On June 2, 2015, a field meeting was conducted to review the proposed route and alternate routes. In response to comments received from the National Park Service and other stakeholders, the FERC requested that Eastern Shore conduct an additional investigation in relation to Eastern Shore's existing right-of-way. On July 9, 2015, the FERC issued a 30-day public scoping notice in advance of issuing an environmental assessment in order to solicit comments from the public regarding construction of the Kemblesville loop. On August 18, 2015, Eastern Shore submitted supplemental information to the FERC regarding the results of its investigation of the Kemblesville loop.
On November 18, 2015, Eastern Shore filed an amendment to this application, which indicated the preferred pipeline route. On February 10, 2016 the FERC issued a notice to prepare an environmental assessment and will combine both the White Oak Mainline Expansion project and System Reliability Project into a single assessment. The environmental assessment was issued on April 25, 2016, with the FERC's 90-day authorization decision to be issued on July 24, 2016.
On March 28, 2016, subsequent to the issuance of the schedule, FERC issued another environmental data request concerning the United States Department of Agriculture and an agricultural conservation easement on a tract of land where the White Oak Mainline Project would install a portion of the pipeline in its existing right-of way. On April 4, 2016, Eastern Shore responded to the data request.
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
On June 8, 2015, the FERC filed a notice of the application, and the comment period ended on June 29, 2015. Two interested parties filed comments and protests with the FERC. Eastern Shore has filed answers to the comments and protests from the two parties.

On September 4, 2015, the FERC issued a notice of intent to prepare an environmental assessment, and Eastern Shore responded to the FERC Staff's environmental data requests. On February 10, 2016, the FERC issued a notice combining the System Reliability Project and White Oak Mainline Expansion project into a single environmental assessment. On March 2, 2016, the FERC issued a revised notice rescheduling the issuance of the combined environmental assessment to April 25, 2016, with the 90-day authorization decision to be issued on July 24, 2016.

TETLP Capacity Expansion Project: On October 13, 2015, Eastern Shore submitted an application to the FERC to make certain measurement and related improvements at its TETLP interconnect facilities, which would enable Eastern Shore to increase natural gas receipts from TETLP by 53,000 Dts/d, for a total capacity of 160,000 Dts/d. On December 22, 2015, the FERC authorized Eastern Shore to proceed with the project. On March 11, 2016, the capacity expansion project was placed into service.

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
As of March 31, 2016, we had approximately $10.0 million in environmental liabilities, representing our estimate of the future costs associated with all of FPU’s MGP sites in Florida, which include the Key West, Pensacola, Sanford and West Palm Beach sites. FPU has approval to recover, from insurance and from customers through rates, up to $14.0 million of its environmental costs related to all of its MGP sites, approximately $10.2 million of which has been recovered as of March 31, 2016, leaving approximately $3.8 million in regulatory assets for future recovery of environmental costs from FPU’s customers.
In addition to the FPU MGP sites, we had $353,000 in environmental liabilities at March 31, 2016 related to Chesapeake Utilities' MGP sites in Salisbury, Maryland and Winter Haven, Florida, representing our estimate of future costs associated with these sites. As of March 31, 2016, we had approximately $58,000 in regulatory and other assets for future recovery through Chesapeake Utilities' rates.
During the first quarter of 2015, we established $273,000 in environmental liabilities related to Chesapeake Utilities' MGP site in Seaford, Delaware, representing our estimate of future costs associated with this site, and recorded a regulatory asset for the same amount for probable future recovery through Chesapeake Utilities' rates via our environmental rider. On February 23, 2016, the Delaware PSC approved an environmental surcharge for the recovery of Chesapeake Utilities' environmental expenses associated with the Seaford site for the period of October 1, 2014 through September 30, 2015. Chesapeake Utilities will file for recovery of its expenses incurred between October 1, 2015 and September 30, 2016 by October 31, 2016. As of March 31, 2016, we had approximately $186,000 in environmental liabilities and $269,000 in regulatory and other assets related to this site.
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
West Palm Beach, Florida
Remedial options are being evaluated to respond to environmental impacts to soil and groundwater at and in the immediate vicinity of a parcel of property owned by FPU in West Palm Beach, Florida, where FPU previously operated a MGP. FPU is implementing a remedial plan approved by the FDEP for the east parcel of the West Palm Beach site, which includes installation of monitoring test wells, sparging of air into the groundwater system and extraction of vapors from the subsurface. The Start-Up and Monitoring Report, dated November 30, 2015, was submitted for review and comment. A letter dated January 6, 2016, was received from FDEP, which provided minor comments. On January 12, 2016, FDEP conducted a facility inspection and found no problems or deficiencies.

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
Sanford, Florida
FPU is the current owner of property in Sanford, Florida, which was a former MGP site that was operated by several other entities before FPU acquired the property. FPU was never an owner or an operator of the MGP at this site. In January 2007, FPU and the Sanford Group signed a Third Participation Agreement, which provides for the funding of the final remedy approved by the EPA for the site. FPU’s share of remediation costs under the Third Participation Agreement is set at five percent of a maximum of $13.0 million, or $650,000. As of March 31, 2016, FPU has paid $650,000 to the Sanford Group escrow account for its entire share of the funding requirements.
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
As of March 31, 2016, FPU’s remaining remediation expenses, including attorneys’ fees and costs, are estimated to be $24,000. However, we are unable to determine, to a reasonable degree of certainty, whether the other members of the Sanford Group will accept FPU’s asserted defense to liability for costs exceeding $13.0 million to implement the final remedy for this site, as provided in the Third Participation Agreement, or will pursue a claim against FPU for a sum in excess of the $650,000 that FPU has paid under the Third Participation Agreement. No such claims have been made as of March 31, 2016.
Key West, Florida
FPU formerly owned and operated a MGP in Key West, Florida. Field investigations performed in the 1990s identified limited environmental impacts at the site, which is currently owned by an unrelated third party. In 2010, after 17 years of regulatory inactivity, FDEP observed that some soil and groundwater standards were exceeded and requested implementation of additional soil and groundwater fieldwork. The scope of work is limited to the installation of two additional monitoring wells and periodic monitoring of the new and existing wells. The two additional monitoring wells were installed in November 2011, and groundwater monitoring began in December 2011. The first semi-annual report from the monitoring program was issued in May 2012. The data from the June 2012 and September 2012 monitoring events were submitted to the FDEP on October, 2012. FDEP responded on October 9, 2012 that, based on the data, NAM appears to be an appropriate remedy for the site.
In October 2012, FDEP issued a RAP approval order, which requires a limited semi-annual monitoring program. The most recent groundwater-monitoring event was conducted in March of 2016. Natural Attenuation Default criteria were met at all locations sampled.
Although the duration of the FDEP-required limited NAM cannot be determined with certainty, we anticipate that total costs to complete the remedial action will not exceed $50,000. The annual cost to conduct the limited NAM program is not expected to exceed $8,000.
Pensacola, Florida
FPU formerly owned and operated a MGP in Pensacola, Florida, which was subsequently owned by Gulf Power. Portions of the site are now owned by the City of Pensacola and the FDOT. In October 2009, FDEP informed Gulf Power that it would approve a conditional No Further Action determination for the site with the requirement for institutional and engineering controls. On June 16, 2014, FDEP issued a draft memorandum of understanding between FDOT and FDEP to implement site closure with approved institutional and engineering controls for the site. We anticipate that FPU’s share of remaining legal and cleanup costs will not exceed $5,000

Winter Haven, Florida
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
Groundwater monitoring results on the southern portion of this site indicate that natural attenuation default criteria continue to be exceeded. Plans to modify the monitoring network on the southern portion of the site in order to collect additional data to support the development of a remedial plan were specified in a letter to FDEP, dated October 17, 2014. The well installation and abandonment program was implemented in October 2014, and documentation was reported in the next semi-annual RAP implementation status report, submitted on January 8, 2015. FDEP approved the plan to expand the bio-sparging operations in the southern portion of the site, and additional sparge points were installed and connected to the operating system in the first quarter of 2016.
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

Seaford, Delaware
In a letter dated December 5, 2013, the DNREC notified us that it would be conducting a facility evaluation of a former MGP site in Seaford, Delaware. In a report issued in January 2015, the DNREC provided the evaluation, which found several compounds within the groundwater and soil that require further investigation. We submitted an application to the DNREC on April 2, 2015, which was approved on September 17, 2015, to enter this site into the voluntary cleanup program. A remedial investigation was conducted in December 2015, and a draft remedial investigation report was submitted to the DNREC on March 7, 2016. We anticipate submitting the final report, based on comments from the DNREC during the second quarter of 2016. We estimate the cost of potential remedial actions, based on the findings of the DNREC report, to be between $273,000 and $465,000. We also believe these costs will be recoverable from customers through rates.
Cambridge, Maryland
We are discussing with the MDE a former MGP site located in Cambridge, Maryland. The outcome of this matter cannot be determined at this time; therefore, we have not recorded an environmental liability for this location.
Ohio
We have also completed the investigation, assessment and remediation of eight natural gas pipeline facilities in Ohio that Aspire Energy acquired from Gatherco pursuant to the merger. The costs incurred to date associated with remediation activities for these facilities, is approximately $1.4 million. Pursuant to the merger agreement, an escrow was established to fund certain claims by Chesapeake Utilities and Aspire Energy for indemnification by Gatherco, including environmental claims. Gatherco's indemnification obligations for environmental matters apply to remediation costs in excess of $431,250 and are capped at $1.7 million. We have submitted our request for reimbursement to the escrow agent.

6.	Other Commitments and Contingencies
Natural Gas, Electric and Propane Supply
Our natural gas, electric and propane distribution operations have entered into contractual commitments to purchase natural gas, electricity and propane from various suppliers. The contracts have various expiration dates. For our Delaware and Maryland natural gas distribution divisions, we have a contract with an unaffiliated energy marketing and risk management company to manage a portion of their natural gas transportation and storage capacity, which expires on March 31, 2017.
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
Also in May 2013, Sharp entered into a separate supply and operating agreement with EGWIC. Under this agreement, Sharp has a commitment to supply propane to EGWIC over a six-year term. Approximately three years remain under this contract. Sharp's current annual commitment is estimated at approximately 6.5 million gallons. The agreement between Sharp and EGWIC is separate from the agreement between Sandpiper and EGWIC, and neither agreement permits the parties to set off the rights and obligations specified in one agreement against those specified in the other agreement.
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
In May 2015, PESCO renewed contracts to purchase natural gas from various suppliers. The total monthly purchase commitment ranges from 9,982 to 13,423 Dts/d for a one-year term. PESCO is obtaining and reviewing proposals from suppliers and anticipates executing new agreements before the existing agreements expire.
FPU’s electric fuel supply contracts require FPU to maintain an acceptable standard of creditworthiness based on specific financial ratios. FPU’s agreement with JEA requires FPU to comply with the following ratios based on the results of the prior 12 months: (a) total liabilities to tangible net worth less than 3.75 times, and (b) a fixed charge coverage ratio greater than 1.5 times. If FPU fails to comply with either of these ratios, it has 30 days to cure the default or, if the default is not cured, to provide an irrevocable letter of credit. FPU’s electric fuel supply agreement with Gulf Power requires FPU to meet the following ratios based on the average of the prior six quarters: (a) funds from operations interest coverage ratio (minimum of 2 times), and (b) total debt to total capital (maximum of 65 percent). If FPU fails to meet either of these ratios, it has to provide the supplier a written explanation of actions taken, or proposed to be taken, to become compliant. Failure to comply with the ratios specified in the Gulf Power agreement could also result in FPU having to provide an irrevocable letter of credit. As of March 31, 2016, FPU was in compliance with all of the requirements of its fuel supply contracts.
Corporate Guarantees
The Board of Directors has authorized the Company to issue corporate guarantees securing obligations of our subsidiaries and to obtain letters of credit securing our obligations, including the obligations of our subsidiaries. The maximum authorized liability under such guarantees and letters of credit is $65.0 million.
We have issued corporate guarantees to certain vendors of our subsidiaries, the largest of which are for Xeron and PESCO. These corporate guarantees provide for the payment of propane and natural gas purchases in the event that Xeron or PESCO defaults. Neither subsidiary has ever defaulted on its obligations to pay its suppliers. The liabilities for these purchases are recorded when incurred. The aggregate amount guaranteed at March 31, 2016 was $48.7 million, with the guarantees expiring on various dates through March 2017.
Chesapeake Utilities also guarantees the payment of FPU’s first mortgage bonds. The maximum exposure under the guarantee is the outstanding principal plus accrued interest balances. The outstanding principal balances of FPU’s first mortgage bonds approximate their carrying values (see Note 14, Long-Term Debt, for further details).
We issued letters of credit totaling $8.1 million related to the electric transmission services for FPU's northwest electric division, the firm transportation service agreement between TETLP and our Delaware and Maryland divisions and to our current and previous primary insurance carriers. These letters of credit have various expiration dates through March 2017. There have been no draws on these letters of credit as of March 31, 2016. We do not anticipate that the letters of credit will be drawn upon by the counterparties, and we expect that the letters of credit will be renewed to the extent necessary in the future.
Tax-related Contingencies
We are subject to various audits and reviews by the federal, state, local and other governmental authorities regarding income taxes and taxes other than income. As of March 31, 2016, we maintained a liability of $50,000 related to unrecognized income tax benefits and $196,000 related to contingencies for taxes other than income. As of December 31, 2015, we maintained a liability of $50,000 related to unrecognized income tax benefits and $310,000 related to contingencies for taxes other than income.
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

•
Unregulated Energy. The Unregulated Energy segment includes propane distribution and wholesale marketing operations, and natural gas marketing operations, which are unregulated as to their rates and services. Effective April 1, 2015, this segment includes Aspire Energy, whose services include natural gas gathering, processing, transportation and supply (See Note 3, Acquisitions, regarding the acquisition of Gatherco). Also included in this segment are other unregulated energy services, such as energy-related merchandise sales and heating, ventilation and air conditioning, plumbing and electrical services.

The remainder of our operations is presented as “Other businesses and eliminations”, which consists of unregulated subsidiaries that own real estate leased to Chesapeake Utilities, as well as certain corporate costs not allocated to other operations.

The following table presents financial information about our reportable segments:

	Three Months Ended
	March 31,
	2016	2015
(in thousands)
Operating Revenues, Unaffiliated Customers
Regulated Energy segment	$88,894	$109,292
Unregulated Energy segment	57,402	60,789
Total operating revenues, unaffiliated customers	$146,296	$170,081
Intersegment Revenues (1)
Regulated Energy segment	$322	$290
Unregulated Energy segment	113	207
Other businesses	226	221
Total intersegment revenues	$661	$718
Operating Income
Regulated Energy segment	$24,319	$22,182
Unregulated Energy segment	11,936	15,229
Other businesses and eliminations	125	97
Total operating income	36,380	37,508
Other (Expense) income, net	(34)	133
Interest	2,650	2,448
Income before Income Taxes	33,696	35,193
Income taxes	13,329	14,084
Net Income	$20,367	$21,109

(1)	All significant intersegment revenues are billed at market rates and have been eliminated from consolidated operating revenues.

(in thousands)	March 31, 2016	December 31, 2015
Identifiable Assets
Regulated Energy segment	$879,878	$872,065
Unregulated Energy segment	178,723	171,840
Other businesses and eliminations	23,383	23,516
Total identifiable assets	$1,081,984	$1,067,421

Our operations are entirely domestic.

8.	Accumulated Other Comprehensive Loss
Defined benefit pension and postretirement plan items, unrealized gains (losses) of our propane swap agreements, call options and natural gas futures contracts, designated as commodity contracts cash flow hedges, are the components of our accumulated comprehensive income (loss). The following tables present the changes in the balance of accumulated other comprehensive loss for the three months ended March 31, 2016 and 2015. All amounts are presented net of tax.

	Defined Benefit	Commodity
	Pension and	Contracts
	Postretirement	Cash Flow
	Plan Items	Hedges	Total
(in thousands)
As of December 31, 2015	$(5,580)	$(260)	$(5,840)
Other comprehensive loss before reclassifications	—	(283)	(283)
Amounts reclassified from accumulated other comprehensive loss	89	283	372
Net current-period other comprehensive income	89	—	89
As of March 31, 2016	$(5,491)	$(260)	$(5,751)

	Defined Benefit	Commodity
	Pension and	Contracts
	Postretirement	Cash Flow
	Plan Items	Hedges	Total
(in thousands)
As of December 31, 2014	$(5,643)	$(33)	$(5,676)
Other comprehensive loss before reclassifications	—	(7)	(7)
Amounts reclassified from accumulated other comprehensive loss	82	33	115
Net prior-period other comprehensive income	82	26	108
As of March 31, 2015	$(5,561)	$(7)	$(5,568)

The following table presents amounts reclassified out of accumulated other comprehensive loss for the three months ended March 31, 2016 and 2015. Deferred gains or losses for our commodity contracts cash flow hedges are recognized in earnings upon settlement.

	Three Months Ended
	March 31,
	2016	2015
(in thousands)
Amortization of defined benefit pension and postretirement plan items:
Prior service cost (1)	$20	$17
Net loss (1)	(168)	(154)
Total before income taxes	(148)	(137)
Income tax benefit	59	55
Net of tax	$(89)	$(82)

Gains and losses on commodity contracts cash flow hedges
Propane swap agreements (2)	$(322)	$—
Call options (2)	—	(55)
Natural gas futures (2)	(149)	—
Total before income taxes	(471)	(55)
Income tax benefit	188	22
Net of tax	(283)	(33)
Total reclassifications for the period	$(372)	$(115)

(1) These amounts are included in the computation of net periodic costs (benefits). See Note 9, Employee Benefit Plans, for additional details.
(2) These amounts are included in the effects of gains and losses from derivative instruments. See Note 12, Derivative Instruments, for additional details.
Amortization of defined benefit pension and postretirement plan items is included in operations expense, and gains and losses on propane swap agreements and call options are included in cost of sales in the accompanying condensed consolidated statements of income. The income tax benefit is included in income tax expense in the accompanying condensed consolidated statements of income.

9.	Employee Benefit Plans
Net periodic benefit costs for our pension and post-retirement benefits plans for the three months ended March 31, 2016 and 2015 are set forth in the following table:

	Chesapeake Pension Plan		FPU Pension Plan		Chesapeake SERP		Chesapeake Postretirement Plan		FPU Medical Plan
For the Three Months Ended March 31,	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
(in thousands)
Interest cost	$105	$102	$630	$626	$23	$23	$11	$11	$14	$15
Expected return on plan assets	(131)	(135)	(701)	(777)	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	2	(20)	(19)	—	—
Amortization of net loss	104	90	128	114	22	25	18	17	—	2
Net periodic cost (benefit)	78	57	57	(37)	45	50	9	9	14	17
Amortization of pre-merger regulatory asset	—	—	191	190	—	—	—	—	2	2
Total periodic cost	$78	$57	$248	$153	$45	$50	$9	$9	$16	$19

We expect to record pension and postretirement benefit costs of approximately $1.6 million for 2016. Included in these costs is $769,000 related to continued amortization of the FPU pension regulatory asset, which represents the portion attributable to FPU’s regulated energy operations for the changes in funded status that occurred, but were not recognized, as part of net periodic benefit costs prior to the FPU merger in 2009. This was deferred as a regulatory asset by FPU prior to the merger, to be recovered through rates pursuant to a previous order by the Florida PSC. The unamortized balance of this regulatory asset was $2.7 million and $2.8 million at March 31, 2016 and December 31, 2015, respectively. The amortization included in pension expense is also being added to a net periodic loss of $802,000, which will increase our total expected benefit costs to $1.6 million.
Pursuant to a Florida PSC order, FPU continues to record as a regulatory asset a portion of the unrecognized pension and postretirement benefit costs related to its regulated operations after the FPU merger. The portion of the unrecognized pension and postretirement benefit costs related to FPU’s unregulated operations and Chesapeake Utilities' operations is recorded to accumulated other comprehensive loss. The following table presents the amounts included in the regulatory asset and accumulated other comprehensive loss that were recognized as components of net periodic benefit cost during the three months ended March 31, 2016 and 2015:

For the Three Months Ended March 31, 2016	Chesapeake Pension Plan	FPU Pension Plan	Chesapeake SERP	Chesapeake Postretirement Plan	FPU Medical Plan	Total
(in thousands)
Prior service cost (credit)	$—	$—	$—	$(20)	$—	$(20)
Net loss	104	128	22	18	—	272
Total recognized in net periodic benefit cost	$104	$128	$22	$(2)	$—	$252
Recognized from accumulated other comprehensive loss (1)	$104	$24	$22	$(2)	$—	$148
Recognized from regulatory asset	—	104	—	—	—	104
Total	$104	$128	$22	$(2)	$—	$252

For the Three Months Ended March 31, 2015	Chesapeake Pension Plan	FPU Pension Plan	Chesapeake SERP	Chesapeake Postretirement Plan	FPU Medical Plan	Total
(in thousands)
Prior service cost (credit)	$—	$—	$2	$(19)	$—	$(17)
Net loss	90	114	25	17	2	248
Total recognized in net periodic benefit cost	$90	$114	$27	$(2)	$2	$231
Recognized from accumulated other comprehensive loss (1)	$90	$22	$27	$(2)	$—	$137
Recognized from regulatory asset	—	92	—	—	2	94
Total	$90	$114	$27	$(2)	$2	$231

(1)	See Note 8, Accumulated Other Comprehensive Loss.
During the three months ended March 31, 2016, we contributed $104,000 to the Chesapeake Pension Plan and $337,000 to the FPU Pension Plan. We expect to contribute a total of $508,000 and $1.6 million to the Chesapeake Pension Plan and FPU Pension Plan, respectively, during 2016, which represent the minimum annual contribution payments required.
The Chesapeake SERP, the Chesapeake Postretirement Plan and the FPU Medical Plan are unfunded and are expected to be paid out of our general funds. Cash benefits paid under the Chesapeake SERP for the three months ended March 31, 2016, were $38,000. We expect to pay total cash benefits of approximately $151,000 under the Chesapeake Pension SERP in 2016. Cash benefits paid under the Chesapeake Postretirement Plan, primarily for medical claims for the three months ended March 31, 2016, were $21,000. We estimate that approximately $82,000 will be paid for such benefits under the Chesapeake Postretirement Plan in 2016. Cash benefits paid under the FPU Medical Plan, primarily for medical claims for the three months ended March 31, 2016, were $38,000. We estimate that approximately $149,000 will be paid for such benefits under the FPU Medical Plan in 2016.

10.	Investments
The investment balances at March 31, 2016 and December 31, 2015, consisted of the following:

(in thousands)	March 31, 2016	December 31, 2015
Rabbi trust (associated with the Deferred Compensation Plan)	$3,654	$3,626
Investments in equity securities	20	18
Total	$3,674	$3,644
We classify these investments as trading securities and report them at their fair value. For the three months ended March 31, 2016 and 2015, we recorded a net unrealized loss of $18,000 and a net unrealized gain of $104,000, respectively, in other income in the condensed consolidated statements of income related to these investments. For the investment in the Rabbi Trust, we also have recorded an associated liability, which is included in other pension and benefit costs in the condensed consolidated balance sheets and is adjusted each month for the gains and losses incurred by the investments in the Rabbi Trust.

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
The table below presents the amounts included in net income related to share-based compensation expense for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
(in thousands)
Awards to non-employee directors	$165	$150
Awards to key employees	484	387
Total compensation expense	649	537
Less: tax benefit	(261)	(217)
Share-based compensation amounts included in net income	$388	$320
Non-employee Directors
Shares granted to non-employee directors are issued in advance of the directors’ service periods and are fully vested as of the grant date. We record a prepaid expense equal to the fair value of the shares issued and amortize the expense equally over a service period of one year. In May 2015, each of our non-employee directors received an annual retainer of 1,207 shares of common stock under the SICP for service as a director through the 2016 Annual Meeting of Stockholders. At March 31, 2016, there was $55,000 of unrecognized compensation expense related to these awards. This expense will be recognized over the directors' remaining service periods ending April 30, 2016.

Key Employees
The table below presents the summary of the stock activity for awards to key employees for the three months ended March 31, 2016:

	Number of Shares	Weighted Average Fair Value
Outstanding— December 31, 2015	110,398	$38.34
Granted	46,571	$61.50
Vested	(39,553)	$31.79
Expired	(2,325)	$42.25
Outstanding— March 31, 2016	115,091	$49.26
In February 2016, our Board of Directors granted awards of 46,571 shares of common stock to key employees under the SICP. The shares granted in February 2016 are multi-year awards that will vest at the end of the three-year service period ending December 31, 2018. All of these stock awards are earned based upon the successful achievement of long-term goals, growth and financial results, which comprise both market-based and performance-based conditions or targets. The fair value of each performance-based condition or target is equal to the market price of our common stock on the grant date of each award. For the market-based conditions, we used the Black-Scholes pricing model to estimate the fair value of each market-based award granted.
At March 31, 2016, the aggregate intrinsic value of the SICP awards granted to key employees was $7.2 million. At March 31, 2016, there was $3.3 million of unrecognized compensation cost related to these awards, which is expected to be recognized during 2016 through 2018.

12.	Derivative Instruments
We use derivative and non-derivative contracts to engage in trading activities and manage risks related to obtaining adequate supplies and the price fluctuations of natural gas, electricity and propane. Our natural gas, electric and propane distribution operations have entered into agreements with suppliers to purchase natural gas, electricity and propane for resale to their customers. Aspire Energy has entered into contracts with producers to secure natural gas to meet its obligations. Purchases under these contracts typically either do not meet the definition of derivatives or are considered “normal purchases and sales” and are accounted for on an accrual basis. Our propane distribution and natural gas marketing operations may also enter into fair value hedges of their inventory or cash flow hedges of their future purchase commitments in order to mitigate the impact of wholesale price fluctuations. As of March 31, 2016, our natural gas and electric distribution operations did not have any outstanding derivative contracts.

Hedging Activities in 2016
Beginning in October 2015, PESCO entered into natural gas futures contracts associated with the purchase and sale of natural gas to specific customers. These contracts expire within two years and we have accounted for them as cash flow hedges. There is no ineffective portion of these hedges. At March 31, 2016, PESCO had a total of 6,723 Dts/d hedged under natural gas futures contracts, with a liability fair value of $423,000. The change in fair value of the natural gas futures contracts is recorded as unrealized gain/loss in other comprehensive income (loss).
Hedging Activities in 2015
In March, May and June 2015, Sharp paid a total of $143,000 to purchase put options to protect against a decline in propane prices and related potential inventory losses associated with 2.5 million gallons for the propane price cap program in the 2015-2016 heating season. We exercised the put options as propane prices fell below the strike prices of $0.4950, $0.4888 and $0.4500 per gallon in December 2015 through February 2016 and $0.4200 per gallon in January through March 2016. We received $239,000 representing the difference between the market prices and the strike prices during those months. We accounted for the put options as fair value hedges.
In March, May and June 2015, Sharp entered into swap agreements to mitigate the risk of fluctuations in wholesale propane index prices associated with 2.5 million gallons purchased in December 2015 through March 2016. Under these swap agreements, Sharp would have received the difference between the index prices (Mont Belvieu prices in December 2015 through March 2016) and the swap prices, which ranged from $0.5200 to $0.5950 per gallon, for each swap agreement, to the extent the index prices exceeded the swap prices. If the index prices were lower than the swap prices, Sharp would pay the difference. These swap agreements essentially fixed the price of the 2.5 million gallons that we purchased during this period. We accounted for the swap agreements as cash flow hedges. Sharp paid $484,000, representing the difference between the index prices and swap prices during those months of the swap agreements.
Commodity Contracts for Trading Activities
Xeron engages in trading activities using forward and futures contracts. These contracts are considered derivatives and have been accounted for using the mark-to-market method of accounting. Under this method, the trading contracts are recorded at fair value, and the changes in fair value of those contracts are recognized as unrealized gains or losses in the statements of income for the period of change. As of March 31, 2016, we had the following outstanding trading contracts, which we accounted for as derivatives:

	Quantity in	Estimated Market	Weighted Average
At March 31, 2016	Gallons	Prices	Contract Prices
Forward Contracts
Sale	630,000	$0.4425	$0.4425
Purchase	631,000	$0.4413	$0.4422
Estimated market prices and weighted average contract prices are in dollars per gallon. All contracts expire by the end of the second quarter of 2016.

Xeron entered into master netting agreements with two counterparties to mitigate exposure to counterparty credit risk. The master netting agreements enable Xeron to net these two counterparties' outstanding accounts receivable and payable, which are presented on a gross basis in the accompanying condensed consolidated balance sheets. At March 31, 2016, Xeron had no accounts receivable or accounts payable balances to offset with these two counterparties. At December 31, 2015, Xeron had a right to offset $431,000 of accounts payable with these two counterparties. At December 31, 2015, Xeron did not have outstanding accounts receivable with these two counterparties.
The following tables present information about the fair value and related gains and losses of our derivative contracts. We did not have any derivative contracts with a credit-risk-related contingency. The fair values of the derivative contracts recorded in the condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015, are as follows:

	Asset Derivatives
		Fair Value As Of
(in thousands)	Balance Sheet Location	March 31, 2016	December 31, 2015
Derivatives not designated as hedging instruments
Forward contracts	Mark-to-market energy assets	$—	$1
Derivatives designated as fair value hedges
Put options	Mark-to-market energy assets		152
Total asset derivatives		$—	$153

	Liability Derivatives
		Fair Value As Of
(in thousands)	Balance Sheet Location	March 31, 2016	December 31, 2015
Derivatives not designated as hedging instruments
Forward contracts	Mark-to-market energy liabilities	$—	$1
Derivatives designated as cash flow hedges
Propane swap agreements	Mark-to-market energy liabilities	—	323
Natural gas futures contracts	Mark-to-market energy liabilities	423	109
Total liability derivatives		$423	$433

The effects of gains and losses from derivative instruments on the condensed consolidated financial statements are as follows:

		Amount of Gain (Loss) on Derivatives:
	Location of Gain	For the Three Months Ended March 31,
(in thousands)	(Loss) on Derivatives	2016	2015
Derivatives not designated as hedging instruments
Realized gain on forward contracts (1)	Revenue	$187	$277
Unrealized gain (loss) on forward contracts (1)	Revenue	1	(125)
Propane swap agreements	Cost of sales	—	18
Derivatives designated as fair value hedges
Put /Call options	Cost of sales	73	506
Put /Call options (2)	Propane Inventory	—	(3)
Derivatives designated as cash flow hedges
Propane swap agreements	Cost of sales	(364)	—
Propane swap agreements	Other Comprehensive Loss	—	(12)
Call options	Cost of sales	—	(81)
Natural gas futures contracts	Cost of sales	149	—
Natural gas futures contracts	Other Comprehensive Loss	(462)	—
Total		$(416)	$580

(1)	All of the realized and unrealized gain (loss) on forward contracts represents the effect of trading activities on our condensed consolidated statements of income.

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

Financial Assets and Liabilities Measured at Fair Value
The following table summarizes our financial assets and liabilities that are measured at fair value on a recurring basis and the fair value measurements, by level, within the fair value hierarchy as of March 31, 2016 and December 31, 2015:

		Fair Value Measurements Using:
As of March 31, 2016	Fair Value	Quoted- Prices- in Active Markets (Level 1)	Significant- Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Assets:
Investments—equity securities	$20	$20	$—	$—
Investments—guaranteed income fund	$525	$—	$—	$525
Investments—mutual funds and other	$3,129	$3,129	$—	$—
Mark-to-market energy assets, incl. put options and swap agreements	$—	$—	$—	$—
Liabilities:
Mark-to-market energy liabilities incl. swap agreements	$423	$—	$423	$—

		Fair Value Measurements Using:
As of December 31, 2015	Fair Value	Quoted- Prices- in Active Markets (Level 1)	Significant- Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Assets:
Investments—equity securities	$18	$18	$—	$—
Investments—guaranteed income fund	$279	$—	$—	$279
Investments—mutual funds and other	$3,347	$3,347	$—	$—
Mark-to-market energy assets, incl. put/call options	$153	$—	$153	$—
Liabilities:
Mark-to-market energy liabilities, incl. swap agreements	$433	$—	$433	$—

The following valuation techniques were used to measure fair value assets in the tables above on a recurring basis as of March 31, 2016 and December 31, 2015:
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
Level 3 Fair Value Measurements:
Investments- guaranteed income fund—The fair values of these investments are recorded at the contract value, which approximates their fair value.

The following table sets forth the summary of the changes in the fair value of Level 3 investments for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
(in thousands)
Beginning Balance	$279	$287
Purchases and adjustments	2	(5)
Transfers	242	(3)
Investment income	2	1
Ending Balance	$525	$280

Investment income from the Level 3 investments is reflected in other income (expense) in the accompanying condensed consolidated statements of income.

At March 31, 2016, there were no non-financial assets or liabilities required to be reported at fair value. We review our non-financial assets for impairment at least on an annual basis, as required.
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
At March 31, 2016, long-term debt, including current maturities but excluding a capital lease obligation, had a carrying value of $153.6 million. This compares to a fair value of $171.4 million, using a discounted cash flow methodology that incorporates a market interest rate based on published corporate borrowing rates for debt instruments with similar terms and average maturities, and with adjustments for duration, optionality, and risk profile. At December 31, 2015, long-term debt, including the current maturities but excluding a capital lease obligation, had a carrying value of $153.7 million, compared to the estimated fair value of $165.1 million. The valuation technique used to estimate the fair value of long-term debt would be considered a Level 3 measurement.

14.	Long-Term Debt
Our outstanding long-term debt is shown below:

	March 31,	December 31,
(in thousands)	2016	2015
FPU secured first mortgage bonds (1) :
9.08% bond, due June 1, 2022	$7,975	$7,973
Uncollateralized senior notes:
6.64% note, due October 31, 2017	5,455	5,455
5.50% note, due October 12, 2020	10,000	10,000
5.93% note, due October 31, 2023	24,000	24,000
5.68% note, due June 30, 2026	29,000	29,000
6.43% note, due May 2, 2028	7,000	7,000
3.73% note, due December 16, 2028	20,000	20,000
3.88% note, due May 15, 2029	50,000	50,000
Promissory notes	168	238
Capital lease obligation	4,490	4,824
Total long-term debt	158,088	158,490
Less: current maturities	(9,163)	(9,151)
Less: debt issuance costs	(323)	(333)
Total long-term debt, net of current maturities	$148,602	$149,006

(1) FPU secured first mortgage bonds are guaranteed by Chesapeake Utilities.
Shelf Agreement
On October 8, 2015, we entered into a Shelf Agreement with Prudential. Under the terms of the Shelf Agreement, we may request that Prudential purchase, over the next three years, up to $150.0 million of our Shelf Notes at a fixed interest rate and with a maturity date not to exceed 20 years from the date of issuance. Prudential is under no obligation to purchase any of the Shelf Notes. The interest rate and terms of payment of any series of Shelf Notes will be determined at the time of purchase. We currently anticipate the proceeds from the sale of any series of Shelf Notes will be used for general corporate purposes, including refinancing of short-term borrowing and/or repayment of outstanding indebtedness and financing capital expenditures on future projects; however, actual use of such proceeds will be determined at the time of a purchase, and each request for purchase with respect to a series of Shelf Notes will specify the exact use of the proceeds.
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

Borrowings under the Revolver will bear interest at: (i) the LIBOR Rate plus an applicable margin of 1.25 percent or less, with such margin based on total indebtedness as a percentage of total capitalization, both as defined by the Credit Agreement, or (ii) the base rate plus 0.25 percent or less. Interest will be payable quarterly, and the Revolver is subject to a commitment fee on the unused portion of the facility. We may extend the expiration date for up to two years on any anniversary date of the Revolver, with such extension subject to the Lenders' approval. We may also request the Lenders to increase the Revolver to $200.0 million, with any increase at the sole discretion of each Lender. At March 31, 2016 and December 31, 2015, we had borrowed $40.0 million and $35.0 million, respectively, under the Revolver.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations and liquidity. This discussion and analysis should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2015, including the audited consolidated financial statements and notes thereto.
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

•
the impact on our cost and funding obligations under our pension and other post-retirement benefit plans of potential downturns in the financial markets, lower discount rates, and costs associated with the Patient Protection and Affordable Care Act;

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

Introduction
We are a diversified energy company engaged, directly or through our operating divisions and subsidiaries, in various energy and other businesses.
Our strategy is focused on growing earnings from a stable utility foundation and investing in related businesses and services that provide opportunities for returns greater than traditional utility returns. The key elements of this strategy include:

•	executing a capital investment program in pursuit of organic growth opportunities that generate returns equal to or greater than our cost of capital;

•	expanding the regulated energy distribution and transmission businesses into new geographic areas and providing new services in our current service territories;

•	expanding the propane distribution business in existing and new markets through leveraging our community gas system services and our bulk delivery capabilities;

•	expanding both our regulated energy and unregulated energy businesses through strategic acquisitions;

•	utilizing our expertise across our various businesses to improve overall performance;

•	pursuing and entering new unregulated energy markets and business lines that will complement our existing strategy and operating units;

•	enhancing marketing channels to attract new customers;

•	providing reliable and responsive customer service to existing customers so they become our best promoters;

•	engaging our customers through a distinctive service excellence initiative;

•	developing and retaining a high-performing team that advances our goals;

•	empowering and engaging our employees at all levels to live our brand and vision;

•	demonstrating community leadership and engaging our local communities and governments in a cooperative and mutually beneficial way;

•	maintaining a capital structure that enables us to access capital as needed;

•	continuing to build a branded culture that drives a shared mission, vision, and values;

•	maintaining a consistent and competitive dividend for stockholders; and

•	creating and maintaining a diversified customer base, energy portfolio and utility foundation.
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

Results of Operations for the Three Months ended March 31, 2016
Overview and Highlights
Our net income for the quarter ended March 31, 2016 was $20.4 million, or $1.33 per share. This represents a decrease of $742,000, or $0.11 per share, compared to net income of $21.1 million, or $1.44 per share, as reported for the same quarter in 2015.

	Three Months Ended
	March 31,		Increase
	2016	2015	(decrease)
(in thousands except per share)
Business Segment:
Regulated Energy segment	$24,319	$22,182	$2,137
Unregulated Energy segment	11,936	15,229	(3,293)
Other businesses and eliminations	125	97	28
Operating Income	$36,380	$37,508	(1,128)
Other (Expense) Income, net	(34)	133	(167)
Interest Charges	2,650	2,448	202
Pre-tax Income	33,696	35,193	(1,497)
Income Taxes	13,329	$14,084	(755)
Net Income	$20,367	$21,109	$(742)
Earnings Per Share of Common Stock
Basic	$1.33	$1.45	$(0.12)
Diluted	$1.33	$1.44	$(0.11)

Key variances included:

(in thousands, except per share data)	Pre-tax Income	Net Income	Earnings Per Share
First Quarter of 2015 Reported Results	$35,193	$21,109	$1.44
Adjusting for Unusual Items:
Weather impact	(6,656)	(3,992)	(0.27)
	(6,656)	(3,992)	(0.27)
Increased (Decreased) Gross Margins:
Service expansions (See Major Projects and Initiatives table)	1,947	1,168	0.08
Lower retail propane margins	(1,837)	(1,102)	(0.07)
GRIP	1,108	665	0.05
Natural gas growth (excluding service expansions)	745	447	0.03
	1,963	1,178	0.09
Decreased (Increased) Other Operating Expenses:
Higher depreciation, asset removal and property tax costs due to recent capital investments	(740)	(444)	(0.03)
Decreased incentive compensation	717	430	0.03
	(23)	(14)	—

Net contribution from Aspire Energy, including impact of shares issued	2,633	1,676	0.06
Interest Charges	(202)	(121)	(0.01)
Net Other Changes	788	531	0.02
First Quarter of 2016 Reported Results	$33,696	$20,367	$1.33

Summary of Key Factors
Major Projects and Initiatives

The following table summarizes gross margin for our existing and future major projects and initiatives (dollars in thousands):

	Gross Margin for the Period
	Three Months Ended		Total
	March 31,		2015	Estimate for
	2016	2015	Margin	2016	2017	2018
Completed major projects and initiatives	$11,445	$4,149	$25,270	$40,791	$42,350	$44,846
Major projects and initiatives underway	—	—	—	3,700	9,550	11,800
	$11,445	$4,149	$25,270	$44,491	$51,900	$56,646
Completed Major Projects and Initiatives
The following table summarizes our major projects and initiatives completed since 2014 (dollars in thousands):

	Gross Margin for the Period
	Three Months Ended			Total
	March 31,			2015	Estimate for
	2016	2015	Variance	Margin	2016	2017	2018
Acquisition:
Aspire Energy	$4,241	$—	$4,241	$6,324	$12,824	$14,198	$15,415
Natural Gas Transmission Expansions and Contracts:
Short-term contracts
New Castle County, Delaware	$760	$968	$(208)	$2,682	$2,607	$1,578	$677
Kent County, Delaware (1)	1,783	—	1,783	2,270	6,951	—	—
Total short-term contracts	$2,543	$968	$1,575	$4,952	$9,558	$1,578	$677
Long-term contracts
Kent County, Delaware	$455	$463	$(8)	$1,844	1,815	$7,629	$7,605
Polk County, Florida	407	27	380	908	1,627	1,627	1,627
Total long-term contracts	$862	$490	$372	$2,752	$3,442	$9,256	$9,232
Total Expansions & Contracts	$3,405	$1,458	$1,947	$7,704	$13,000	$10,834	$9,909
Florida GRIP	$2,587	$1,479	$1,108	$7,508	$11,405	$13,756	$15,960
Florida Electric Rate Case	$1,212	$1,212	$—	$3,734	$3,562	$3,562	$3,562
Total Completed Major Projects and Initiatives	$11,445	$4,149	$7,296	$25,270	$40,791	$42,350	$44,846

(1) In April 2015, Eastern Shore, commenced interruptible service to an industrial customer facility in Kent County, Delaware. The interruptible service concluded in December 2015 and was replaced by a short-term OPT ≤ 90 Service. The short-term OPT ≤ 90 Service is expected to be replaced by a 20-year contract for OPT ≤ 90 Service in the first quarter of 2017.

Aspire Energy
On April 1, 2015, we completed the merger of Gatherco with and into Aspire Energy, a newly-formed, wholly-owned subsidiary of Chesapeake Utilities. Aspire Energy is an unregulated natural gas infrastructure company with approximately 2,500 miles of pipeline systems in 40 counties throughout Ohio. The majority of Aspire Energy's margin is derived from long-term supply agreements with Columbia Gas of Ohio and Consumers Gas Cooperative, which together serve more than 20,000 end-use customers. Aspire Energy sources gas primarily from 300 conventional producers. Aspire Energy also provides gathering and processing services necessary to maintain quality and reliability to its wholesale markets.
Aspire Energy generated $4.2 million in additional gross margin and incurred $1.6 million in other operating expenses for the three months ended March 31, 2016. This acquisition was accretive to our earnings per share in the first full year of operations, generating $0.03 in additional earnings per share.
Service Expansions
In April 2015, Eastern Shore commenced interruptible service to an industrial customer facility in Kent County, Delaware. The interruptible service concluded in December 2015 and was replaced by a short-term OPT ≤ 90 Service, which generated additional gross margin of $1.8 million during the three months ended March 31, 2016. The short-term OPT ≤ 90 Service is expected to be replaced by a 20-year contract for OPT ≤ 90 Service in the first quarter of 2017.
On January 16, 2015, the Florida PSC approved a firm transportation agreement between Peninsula Pipeline and our Florida natural gas distribution division. Under this agreement, Peninsula Pipeline provides natural gas transmission service to support our expansion of natural gas distribution service in Polk County, Florida. Peninsula Pipeline began the initial phase of its service to Chesapeake Utilities' Florida natural gas distribution division in March 2015. This new service generated $380,000 of additional gross margin for the three months ended March 31, 2016 compared to the same quarter in 2015. When all phases of this service are complete, this expansion will generate an estimated annual gross margin of $1.6 million.
On October 13, 2015, Eastern Shore submitted an application to the FERC to make certain measurement and related improvements at its TETLP interconnect facilities, which will enable Eastern Shore to increase natural gas receipts from TETLP by 53,000 Dts/d, for a total capacity of 160,000 Dts/d. In December 2015, the FERC authorized Eastern Shore to proceed with this project, which was completed and placed in service in March 2016. Currently, 8,100 Dts/d of the increased capacity have been subscribed on a firm service basis. This service will generate approximately $344,000 in additional gross margin through 2016. The remaining capacity is available for firm or interruptible service.
GRIP
GRIP is a natural gas pipe replacement program approved by the Florida PSC, designed to expedite the replacement of qualifying distribution mains and services (any material other than coated steel or plastic) to enhance reliability and integrity of the Florida natural gas distribution systems. This program allows recovery, through regulated rates, of capital and other program-related costs, inclusive of a return on investment, associated with the replacement of the mains and services. Since the program's inception in August 2012, we have invested $84.3 million to replace 174 miles of qualifying distribution mains, including $7.4 million during the first quarter of 2016. We expect to invest an additional $13.6 million in this program during the remainder of 2016. The increased investment in GRIP generated additional gross margin of $1.1 million for the three months ended March 31, 2016, compared to the same quarter in 2015.

Major Projects and Initiatives Underway
White Oak Mainline Expansion Project: In December 2014, Eastern Shore entered into a precedent agreement with an industrial customer in Kent County, Delaware, to provide a 20-year natural gas transmission service for 45,000 Dts/d for the customer's facility, upon the satisfaction of certain conditions. This new service will be provided as OPT ≤ 90 Service and is expected to generate at least $5.8 million in annual gross margin. In November 2014, Eastern Shore requested authorization by the FERC to construct 7.2 miles of 16-inch pipeline looping and 3,550 horsepower of new compression in Delaware to provide this service. As previously discussed, during the three months ended March 31, 2016, we generated $1.8 million in additional gross margin by providing interruptible service and short-term OPT ≤ 90 Service to this customer. The estimated annual gross margin contribution from this project, once it is placed in service, is approximately $5.8 million.

System Reliability Project: On May 22, 2015, Eastern Shore submitted an application to the FERC seeking authorization to construct, own and operate approximately 10.1 miles of 16-inch pipeline looping and auxiliary facilities in New Castle and Kent Counties, Delaware and a new compressor at its existing Bridgeville compressor station in Sussex County, Delaware. Eastern Shore further proposes to reinforce critical points on its pipeline system. The total project will benefit all of Eastern Shore’s customers by modifying the pipeline system to respond to severe operational conditions experienced during actual winter peak days. Since the project is intended to improve system reliability, Eastern Shore requested a predetermination of rolled-in rate treatment for the costs of the project and an order granting the requested authorization. This project will be included in Eastern Shore's upcoming 2017 rate case filing. The estimated annual gross margin associated with this project, assuming recovery in the 2017 rate case filing, is approximately $4.5 million.
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
The following table summarizes estimated gross margin for the foregoing projects (dollars in thousands):

	Estimated Margin for (1)
Project	2016	2017	Annualized Margin
Eastern Shore System Reliability Project	$—	$2,250	$4,500
Eight Flags CHP plant in Nassau County, Florida	3,700	7,300	7,300
Total Major Projects and Initiatives Underway (2)	$3,700	$9,550	$11,800
(1)Estimated gross margin for these projects is based on current tariff or negotiated rates.
(2)This table excludes gross margin associated with the White Oak Mainline Expansion project. The gross margin for short-term OPT ≤ 90 Service contract in place through December 2016, and for the long-term OPT ≤ 90 Service contract associated with this project are shown in the Completed Major Projects and Initiatives table above.

Other factors influencing gross margin

Weather and Consumption
Significantly warmer temperatures during the three months ended March 31, 2016 when the demand for natural gas and propane is normally high, had a large negative impact on our gross margin for that quarter. Lower customer consumption, directly attributable to warmer than normal temperatures during the three months ended March 31, 2016, reduced gross margin by $6.7 million compared to the same quarter in 2015. This reduction was significantly offset by increased gross margin from expansion services under long-term and short-term contracts, customer growth and Aspire Energy. The following tables summarize the HDD and CDD information for the three months ended March 31, 2016 and 2015 and the gross margin variance resulting from weather fluctuations in those periods.

HDD and CDD Information

	Three Months Ended
	March 31,
	2016	2015	Variance
Delmarva
Actual HDD	2,094	2,822	(728)
10-Year Average HDD ("Delmarva Normal")	2,400	2,372	28
Variance from Delmarva Normal	(306)	450
Florida
Actual HDD	597	501	96
10-Year Average HDD ("Florida Normal")	534	533	1
Variance from Florida Normal	63	(32)
Ohio
Actual HDD	2,854	—	N/A
10-Year Average HDD ("Ohio Normal")	3,176	—	N/A
Variance from Ohio Normal	(322)	—
Florida
Actual CDD	186	122	64
10-Year Average CDD ("Florida CDD Normal")	77	73	4
Variance from Florida CDD Normal	109	49

Gross Margin Variance Attributed to Weather

(in thousands)	Q1 2016 vs. Q1 2015	Q1 2016 vs. Normal	Q1 2015 vs. Normal
Delmarva
Regulated Energy segment	$(2,036)	$(866)	$1,088
Unregulated Energy segment	(4,810)	(2,985)	1,185
Florida
Regulated Energy segment	(4)	(85)	(448)
Unregulated Energy segment	194	(109)	122
Total	$(6,656)	$(4,045)	$1,947

Propane prices
Lower retail margins per gallon reduced gross margin by $2.0 million for our Delmarva propane distribution operation for the three months ended March 31, 2016, compared to the same period in 2015, as margins per retail gallon began to return to more normal levels. The decline in margin was principally driven by lower propane prices, as well as local market conditions. The level of retail margins per gallon generated during 2015 were not expected to be sustained over the long term; accordingly, we have assumed more normal levels of margins in our long-term financial plans and forecasts.

In Florida, higher retail propane margins per gallon as a result of local market conditions generated $122,000 of additional gross margin for the three months ended March 31, 2016.

These market conditions, which are influenced by competition with other propane suppliers as well as the availability and price of alternative energy sources, may fluctuate based on changes in demand, supply and other energy commodity prices.
Other Natural Gas Growth - Distribution Operations
In addition to service expansions, the natural gas distribution operations on the Delmarva Peninsula generated $346,000 in additional gross margin for the three months ended March 31, 2016, compared to the same period in 2015, due to an increase in residential, commercial and industrial customers served. The average number of residential customers on the Delmarva Peninsula increased by 2.6 percent in the first quarter of 2016, compared to the same quarter in 2015. The natural gas distribution operations in Florida generated $341,000 in additional gross margin for the three months ended March 31, 2016, compared to the same period in 2015, due primarily to an increase in commercial and industrial customers in Florida.

Regulated Energy Segment

For the quarter ended March 31, 2016 compared to the quarter ended March 31, 2015

	Three Months Ended
	March 31,		Increase
	2016	2015	(decrease)
(in thousands)
Revenue	$89,216	$109,582	$(20,366)
Cost of sales	34,905	57,129	(22,224)
Gross margin	54,311	52,453	1,858
Operations & maintenance	20,460	21,283	(823)
Depreciation & amortization	6,296	5,900	396
Other taxes	3,236	3,088	148
Other operating expenses	29,992	30,271	(279)
Operating income	$24,319	$22,182	$2,137
Operating income for the Regulated Energy segment for the quarter ended March 31, 2016 was $24.3 million, an increase of $2.1 million, or 9.6 percent, compared to the same quarter in 2015. The increased operating income was primarily due to an increase in gross margin of $1.9 million.
Gross Margin
Items contributing to the quarter-over-quarter increase of $1.9 million, or 3.5 percent, in gross margin are listed in the following table:

(in thousands)
Gross margin for the three months ended March 31, 2015	$52,453
Factors contributing to the gross margin increase for the three months ended March 31, 2016:
Decreased customer consumption - weather and other	(2,445)
Service expansions	1,947
Additional revenue from GRIP in Florida	1,108
Natural gas growth (excluding service expansions)	745
Other	503
Gross margin for the three months ended March 31, 2016	$54,311
The following is a narrative discussion of the significant items, which we believe is necessary to understand the information disclosed in the foregoing table.
Decreased Customer Consumption—Weather and Other
In the first quarter of 2016, customer consumption of natural gas and electricity decreased primarily due to significantly warmer weather on the Delmarva Peninsula, which reduced gross margin by approximately $2.4 million.

Service Expansions
Increased gross margin from natural gas service expansions was generated primarily from the following:

•
$1.8 million from the short-term OPT ≤ 90 Service that commenced in December 2015 to an industrial customer in Kent County, Delaware following the conclusion of an interruptible service Eastern Shore had provided this customer. The short-term OPT ≤ 90 Service is expected to be replaced by a 20-year OPT ≤ 90 Service in the first quarter of 2017.

•	$380,000 from natural gas transmission service as part of the major expansion initiative in Polk County, Florida.

Additional Revenue from GRIP in Florida
Additional GRIP investments during 2015 and 2016 by our Florida natural gas distribution operations generated $1.1 million in additional gross margin.
Natural Gas Growth (excluding service expansions)
Increased gross margin from other growth in natural gas (excluding service expansions) was generated primarily from the following:

•	$341,000 from Florida natural gas customer growth due primarily to new services to commercial and industrial customers; and

•	$346,000 from a 2.6 percent increase in the average number of residential customers in the Delmarva natural gas distribution operations, as well as growth in commercial and industrial customers.
Other Operating Expenses
Other operating expenses decreased by $279,000.

Unregulated Energy Segment

For the quarter ended March 31, 2016 compared to the quarter ended March 31, 2015

	Three Months Ended
	March 31,		Increase
	2016	2015	(decrease)
(in thousands)
Revenue	$57,516	$60,996	$(3,480)
Cost of sales	34,415	35,677	(1,262)
Gross margin	23,101	25,319	(2,218)
Operations & maintenance	9,389	8,557	832
Depreciation & amortization	1,183	1,051	132
Other taxes	593	482	111
Other operating expenses	11,165	10,090	1,075
Operating Income	$11,936	$15,229	$(3,293)
Operating income for the Unregulated Energy segment decreased by $3.3 million, to $11.9 million in the first quarter of 2016, compared to $15.2 million in the same quarter of 2015. The results for the first quarter include gross margin of $4.2 million and other operating expenses of $1.6 million from Aspire Energy. Excluding these impacts, gross margin decreased by $6.5 million, partially offset by a $533,000 increase in other operating expenses.
Gross Margin
Items contributing to the quarter-over-quarter decrease of $2.2 million, or 8.8 percent, in gross margin are listed in the following table:

(in thousands)
Gross margin for the three months ended March 31, 2015	$25,319
Factors contributing to the gross margin decrease for the three months ended March 31, 2016:
Decreased customer consumption - weather and other	(4,329)
Margin generated by Aspire Energy	4,241
Decrease in retail propane margins	(1,837)
Other	(293)
Gross margin for the three months ended March 31, 2016	$23,101

The following is a discussion of the significant items, which we believe is necessary to understand the information disclosed in the foregoing table.

Decreased Customer Consumption - Weather and Other
Gross margin decreased by $4.3 million due to lower customer consumption of propane. The decrease was mainly driven by weather as a result of warmer temperatures on the Delmarva Peninsula during the first quarter of 2016 compared to significantly colder temperatures during the first quarter of 2015.
Margin generated by Aspire Energy
Aspire Energy generated $4.2 million in additional gross margin for the three months ended March 31, 2016. Since Aspire Energy commenced operations on April 1, 2015, it had no operating results for the quarter ended March 31, 2015.

Decrease in Retail Propane Margins
Lower retail propane margins for our Delmarva propane distribution operation decreased gross margin by $2.0 million, as margins per retail gallon returned to more normal levels. The decline in margin was principally driven by lower propane prices, as well as local market conditions. The level of retail margins per gallon generated during 2015 were not expected to be sustained over the long term; accordingly, we have assumed more normal levels of margins in our long-term financial plans and forecasts.
This decrease was partially offset by $122,000 in higher retail propane margins per gallon for our Florida propane distribution operation as a result of local market conditions.
Other Operating Expenses
The increase in other operating expenses, which was due primarily to $1.6 million in other operating expenses incurred by Aspire Energy, was partially offset by $436,000 in lower accruals for incentive compensation as a result of the lower financial results, due to the impact of weather on financial results during the quarter.

Interest Charges
For the quarter ended March 31, 2016 compared to the quarter ended March 31, 2015
Interest charges for the three months ended March 31, 2016 increased slightly by approximately $202,000, compared to the same quarter in 2015.

Income Taxes
For the quarter ended March 31, 2016 compared to the quarter ended March 31, 2015
Income tax expense was $13.3 million in the first quarter of 2016, compared to $14.1 million in the same quarter in 2015. The decrease in income tax expense was due primarily to lower taxable income. Our effective income tax rate was 39.6 percent and 40.0 percent, for the first quarter of 2016 and 2015, respectively.

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
Our capital expenditures for the three months ended March 31, 2016 were approximately $30.4 million. We budgeted $179.3 million for capital expenditures in 2016. The following table shows the 2016 capital expenditure budget by segment and business line:

(dollars in thousands)
Regulated Energy:
Natural gas distribution	$73,285
Natural gas transmission	66,938
Electric distribution	7,566
Total Regulated Energy	147,789
Unregulated Energy:
Propane distribution	11,141
Other unregulated energy	13,504
Total Unregulated Energy	24,645

Other	6,871

Total 2016 capital expenditures	$179,305
The 2016 budget is a significant increase over prior years’ average annual level of capital expenditures, excluding the Gatherco acquisition, due to a shifting in the capital outlay from 2015 to 2016 for several ongoing projects, including but not limited to the Eight Flags' CHP plant, anticipated new facilities to serve an industrial customer in Kent County, Delaware under the OPT ≤90 Service and Eastern Shore's system reliability projects; additional expansions of our natural gas distribution and transmission systems; continued natural gas infrastructure improvement activities as well as expenditures for continued replacement under the Florida GRIP; replacement of several facilities and systems; and other strategic initiatives and investments expected in 2016. In addition, $30.0 million is included in the 2016 capital budget for projects that are in the early development stage.
Actual capital requirements may vary from the above estimates due to a number of factors, including changing economic conditions, customer growth in existing areas, regulation, new growth or acquisition opportunities and availability of capital. Historically, actual capital expenditures have typically lagged behind the budgeted amounts.
The timing of capital expenditures can vary based on securing environmental reviews and other permits. The regulatory application and approval process has lengthened compared to our previous filings, and we expect this trend to continue.

Capital Structure
We are committed to maintaining a sound capital structure and strong credit ratings to provide the financial flexibility needed to access capital markets when required. This commitment, along with adequate and timely rate relief for our regulated operations, is intended to ensure our ability to attract capital from outside sources at a reasonable cost. We believe that the achievement of these objectives will provide benefits to our customers, creditors and investors. The following table presents our capitalization, excluding and including short-term borrowings, as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
(in thousands)
Long-term debt, net of current maturities	$148,602	28%	$149,006	29%
Stockholders’ equity	374,252	72%	358,138	71%
Total capitalization, excluding short-term debt	$522,854	100%	$507,144	100%
	March 31, 2016		December 31, 2015
(in thousands)
Short-term debt	$172,742	25%	$173,397	25%
Long-term debt, including current maturities	157,765	22%	158,157	23%
Stockholders’ equity	374,252	53%	358,138	52%
Total capitalization, including short-term debt	$704,759	100%	$689,692	100%
Included in the long-term debt balances at March 31, 2016 and December 31, 2015, was a capital lease obligation associated with Sandpiper's capacity, supply and operating agreement ($3.1 million and $3.5 million, respectively, net of current maturities and $4.5 million and $4.8 million, respectively, including current maturities). Sandpiper entered into this six-year agreement at the closing of the ESG acquisition in May 2013. The capacity portion of this agreement is accounted for as a capital lease.
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
As described below under “Short-term Borrowings,” we entered into a new Revolver with the Lenders on October 8, 2015, which increased our borrowing capacity by $150.0 million. To facilitate the refinancing of a portion of the short-term borrowings into long-term debt, as appropriate, we also entered into a long-term private placement Shelf Agreement with Prudential that is further described below under “Shelf Agreement.”
We will seek to align, as much as feasible, any such long-term debt or equity issuance(s) with the commencement of service, and associated earnings, for larger revenue generating capital projects. In addition, the exact timing of any long-term debt or equity issuance(s) will be based on market conditions.
Short-term Borrowings
Our outstanding short-term borrowings at March 31, 2016 and December 31, 2015 were $172.7 million and $173.4 million, respectively. The weighted average interest rates for our short-term borrowings were 1.42 percent and 1.09 percent, for the three months ended March 31, 2016 and 2015, respectively.
We utilize bank lines of credit to provide funds for our short-term cash needs to meet seasonal working capital requirements and to temporarily fund portions of the capital expenditure program. As of March 31, 2016, we had four unsecured bank credit facilities with three financial institutions totaling $170.0 million in total available credit. In addition, since October 2015, we have $150.0 million of additional short-term debt capacity available under a Revolver with five participating Lenders. The terms of the Revolver are described in further detail below. We also had access to two credit facilities, which totaled $40.0 million; however, these credit facilities expired on October 31, 2015 and were not renewed given the addition of the new Revolver. None of the unsecured bank lines of credit requires compensating balances. We are currently authorized by our Board of Directors to borrow up to $275.0 million of short-term borrowing.
The $150.0 million Revolver for five years is subject to specified terms and conditions. Borrowings under the Revolver will be used for general corporate purposes, including repayments of short-term borrowings, working capital requirements and capital expenditures. Borrowings under the Revolver will bear interest at: (i) the LIBOR Rate plus an applicable margin of 1.25 percent or less, with such margin based on total indebtedness as a percentage of total capitalization, both as defined by the Credit Agreement, or (ii) the base rate plus 0.25% or less. Interest is payable quarterly, and the Revolver is subject to a commitment fee on the unused portion of the facility. We may extend the expiration date for up to two years on any anniversary date of the Revolver, with such extension subject to the Lenders' approval. We may also request the Lenders to increase the Revolver to $200.0 million, with any increase at the sole discretion of each Lender. At March 31, 2016 and December 31, 2015, we had borrowed $40.0 million and $35.0 million, respectively, under the Revolver.
Shelf Agreement
On October 8, 2015, we entered into a committed Shelf Agreement with Prudential and other purchasers that may become a party to the Shelf Agreement. Under the terms of the Shelf Agreement, we may request that Prudential purchase, over the next three years, up to $150.0 million of our Shelf Notes at a fixed interest rate and with a maturity date not to exceed twenty years from the date of issuance. Prudential and its affiliates are under no obligation to purchase any of the Shelf Notes. The interest rate and terms of payment of any series of Shelf Notes will be determined at the time of purchase. We currently anticipate that the proceeds from the sale of any series of Shelf Notes will be used for general corporate purposes, including refinancing of short-term borrowings and/or repayment of outstanding indebtedness and financing of capital expenditures on future projects; however, actual use of such proceeds will be determined at the time of a purchase and each request for purchase with respect to a series of Shelf Notes will specify the use of the proceeds.
The Shelf Agreement sets forth certain business covenants to which we are subject when any Shelf Note is outstanding, including covenants that limit or restrict us and our subsidiaries from incurring indebtedness and incurring liens and encumbrances on any of our property.
Cash Flows
The following table provides a summary of our operating, investing and financing cash flows for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
(in thousands)
Net cash provided by (used in):
Operating activities	$42,428	$62,333
Investing activities	(36,895)	(25,333)
Financing activities	(5,073)	(25,404)
Net increase in cash and cash equivalents	460	11,596
Cash and cash equivalents—beginning of period	2,855	4,574
Cash and cash equivalents—end of period	$3,315	$16,170
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
During the three months ended March 31, 2016 and 2015, net cash provided by operating activities was $42.4 million and $62.3 million, respectively, resulting in a decrease in cash flows of $19.9 million. Significant operating activities generating the cash flows change were as follows:

•	The changes in net regulatory assets and liabilities decreased cash flows by $12.6 million, due primarily to the change in fuel costs collected through the various fuel cost recovery mechanisms.

•
The change in income taxes receivable decreased cash flows by $12.9 million, due primarily to the absence of a large tax refund received during the first three months of 2015, related to our 2014 federal income tax obligation. The tax refund was due to bonus depreciation (approved by the President of the United States in December 2014), which reduced our 2014 federal income tax obligation.

•	Net cash flows from changes in propane, natural gas and materials inventories decreased by approximately $2.3 million.

- 42

•
Net income, adjusted for reconciling activities, increased cash flows by $6.1 million, due primarily to an increase in deferred income taxes as a result of availability and implementation of bonus depreciation in the first quarter of 2016, which resulted in higher book-to-tax timing difference, and higher non-cash adjustments for depreciation and amortization.

•	Changes in customer deposits and refunds increased cash flows by $2.8 million.

•
The changes in net accounts receivable and payable increased cash flows by $2.3 million, due primarily to an increase in net cash flows from receivables and payables from natural gas and electric distribution operations, partially offset by the timing of the collections and payments associated with our natural gas marketing subsidiary.

Cash Flows Used in Investing Activities
Net cash used in investing activities totaled $36.9 million and $25.3 million during the three months ended March 31, 2016 and 2015, respectively, resulting in a decrease in cash flows of $11.6 million. The decrease was due primarily to an increase in cash used for capital expenditures.
Cash Flows Used in Financing Activities
Net cash used in financing activities totaled $5.1 million in the first three months of 2016, compared to $25.4 million in the same period in 2015, resulting in an increase in cash flows of $20.3 million. The decrease in net cash used in financing activities during the first three months of 2016 was due primarily to $20.1 million in higher borrowing under our line of credit agreements and a $690,000 increase in cash overdrafts.
Off-Balance Sheet Arrangements
We have issued corporate guarantees to certain vendors of our subsidiaries, primarily Xeron and PESCO, which provide for the payment of propane and natural gas purchases in the event that the subsidiary defaults. Neither subsidiary has ever defaulted on its obligations to pay its suppliers. The liabilities for these purchases are recorded in our financial statements when incurred. The aggregate amount guaranteed at March 31, 2016 was $48.7 million, with the guarantees expiring on various dates through March 31, 2017.
We have issued letters of credit totaling $8.1 million related to the electric transmission services for FPU's northwest electric division, the firm transportation service agreement between TETLP and our Delaware and Maryland divisions and to our current and previous primary insurance carriers. These letters of credit have various expiration dates through March 2017. There have been no draws on these letters of credit as of March 31, 2016. We do not anticipate that the letters of credit will be drawn upon by the counterparties, and we expect that they will be renewed to the extent necessary in the future. Additional information is presented in Item 1, Financial Statements, Note 6, Other Commitments and Contingencies in the Condensed Consolidated Financial Statements.

Contractual Obligations
There has been no material change in the contractual obligations presented in our 2015 Annual Report on Form 10-K, except for commodity purchase obligations and forward contracts entered into in the ordinary course of our business. The following table summarizes commodity and forward contract obligations at March 31, 2016.

	Payments Due by Period
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
(in thousands)
Purchase obligations - Commodity (1)	$19,155	$7,334	$—	$—	$26,489
Forward purchase contracts - Propane (2)	279	—	—	—	279
Total	$19,434	$7,334	$—	$—	$26,768

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

Rates and Regulatory Matters
Our natural gas distribution operations in Delaware, Maryland and Florida and electric distribution operation in Florida are subject to regulation by the respective state PSC; Eastern Shore is subject to regulation by the FERC; and Peninsula Pipeline is subject to regulation by the Florida PSC. At March 31, 2016, we were involved in regulatory matters in each of the jurisdictions in which we operate. Our significant regulatory matters are fully described in Note 4, Rates and Other Regulatory Activities, to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Recent Authoritative Pronouncements on Financial Reporting and Accounting
Recent accounting developments applicable to us and their impact on our financial position, results of operations and cash flows are described in Note 1, Summary of Accounting Policies, to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the potential loss arising from adverse changes in market rates and prices. Long-term debt is subject to potential losses based on changes in interest rates. Our long-term debt consists of fixed-rate senior notes and secured debt. All of our long-term debt, excluding a capital lease obligation, is fixed-rate debt and was not entered into for trading purposes. The carrying value of our long-term debt, including current maturities, but excluding a capital lease obligation, was $153.6 million at March 31, 2016, as compared to a fair value of $171.4 million, using a discounted cash flow methodology that incorporates a market interest rate based on published corporate borrowing rates for debt instruments with similar terms and average maturities, with adjustments for duration, optionality, credit risk, and risk profile. We evaluate whether to refinance existing debt or permanently refinance existing short-term borrowing, based in part on the fluctuation in interest rates.

Our propane distribution business is exposed to market risk as a result of our propane storage activities and entering into fixed price contracts for supply. We can store up to approximately 6.6 million gallons of propane (including leased storage and rail cars) during the winter season to meet our customers’ peak requirements and to serve metered customers. Decreases in the wholesale price of propane may cause the value of stored propane to decline. To mitigate the impact of price fluctuations, we have adopted a Risk Management Policy that allows the propane distribution operation to enter into fair value hedges or other economic hedges of our inventory.
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
The forward and futures contracts are entered into for trading and wholesale marketing purposes. The propane wholesale marketing business is subject to commodity price risk on its open positions to the extent that market prices for natural gas liquids deviate from fixed contract settlement prices. Market risk associated with the trading of futures and forward contracts is monitored daily for compliance with our Risk Management Policy, which includes volumetric limits for open positions. To manage exposures to changing market prices, open positions are marked up or down to market prices and reviewed daily by our oversight officials. In addition, the Risk Management Committee reviews periodic reports on markets and the credit risk of counter-parties, approves any exceptions to the Risk Management Policy (within limits established by the Board of Directors) and authorizes the use of any new types of contracts. Quantitative information on forward and future contracts at March 31, 2016 is presented in the following table:

	Quantity in	Estimated Market	Weighted Average
At March 31, 2016	Gallons	Prices	Contract Prices
Forward Contracts
Sale	630,000	$0.4425	$0.4425
Purchase	631,000	$0.4413	$0.4422
Estimated market prices and weighted average contract prices are in dollars per gallon. All contracts expire by the end of the second quarter of 2016.

Our natural gas distribution, electric distribution and natural gas marketing operations have entered into agreements with various suppliers to purchase natural gas, electricity and propane for resale to their customers. Purchases under these contracts either do not meet the definition of derivatives or are considered “normal purchases and sales” and are accounted for on an accrual basis.

At March 31, 2016 and December 31, 2015, we marked these forward and other contracts to market, using market transactions in either the listed or OTC markets, which resulted in the following assets and liabilities:

(in thousands)	March 31, 2016	December 31, 2015
Mark-to-market energy assets, including put and call options and swap agreements	$—	$153
Mark-to-market energy liabilities, including swap agreements	$423	$433

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and Chief Financial Officer of the Company, with the participation of other Company officials, have evaluated our “disclosure controls and procedures” (as such term is defined under Rules 13a-15(e) and 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2016. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2016, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the year ended December 31, 2015, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC in connection with evaluating the Company, our business and the forward-looking statements contained in this Quarterly Report on Form 10-Q. Additional risks and uncertainties not known to us at present, or that we currently deem immaterial also may affect the Company. The occurrence of any of these known or unknown risks could have a material adverse impact on our business, financial condition, and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
Period	Purchased	per Share	or Programs (2)	or Programs (2)
January 1, 2016 through January 31, 2016 (1)	379	$53.54	—	—
February 1, 2016 through February 29, 2016	—	$—	—	—
March 1, 2016 through March 31, 2016	—	$—	—	—
Total	379	$53.54	—	—

(1)
Chesapeake Utilities purchased shares of stock on the open market for the purpose of reinvesting the dividend on deferred stock units held in the Rabbi Trust accounts for certain Directors and Senior Executives under the Deferred Compensation Plan. The Deferred Compensation Plan is discussed in detail in Item 8 under the heading “Notes to the Consolidated Financial Statements—Note 16, Employee Benefit Plans” in our latest Annual Report on Form 10-K for the year ended December 31, 2015. During the quarter ended March 31, 2016, 379 shares were purchased through the reinvestment of dividends on deferred stock units.

(2)	Except for the purposes described in Footnote (1), Chesapeake Utilities has no publicly announced plans or programs to repurchase its shares.

Item 3.	Defaults upon Senior Securities
None.

Item 5.	Other Information
None.

Item 6.	Exhibits

31.1	Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated May 4, 2016.

31.2	Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated May 4, 2016.

32.1	Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350, dated May 4, 2016.

32.2	Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350, dated May 4, 2016.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE UTILITIES CORPORATION

/S/ BETH W. COOPER
Beth W. Cooper Senior Vice President and Chief Financial Officer
Date: May 5, 2016

