Form 10-Q
period 2017-09-30
CHESAPEAKE UTILITIES CORP
filed 2017-11-09
CIK 19745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Common Stock, par value $0.4867 — 16,344,442 shares outstanding as of October 31, 2017.

GLOSSARY OF DEFINITIONS

ARM: ARM Energy Management, LLC, a natural gas supply and supply management company servicing commercial and industrial customers in Western Pennsylvania, which sold certain natural gas marketing assets to PESCO in August 2017
ASC: Accounting Standards Codification
ASU: Accounting Standards Update
Aspire Energy: Aspire Energy of Ohio, LLC, a wholly-owned subsidiary of Chesapeake Utilities
CDD: Cooling degree-day, which is a measure of the variation in weather based on the extent to which the daily average temperature (from 10:00 am to 10:00 am) is above 65 degrees Fahrenheit
Chesapeake or Chesapeake Utilities: Chesapeake Utilities Corporation, and its direct and indirect subsidiaries, as appropriate in the context of the disclosure
Chesapeake Pension Plan: A defined benefit pension plan sponsored by Chesapeake Utilities
Chesapeake Postretirement Plan: An unfunded postretirement health care and life insurance plan sponsored by Chesapeake Utilities
Chesapeake SERP: An unfunded supplemental executive retirement pension plan sponsored by Chesapeake Utilities
Chipola: Chipola Propane Gas Company, Inc., a propane distribution service provider in Northwest Florida, which sold certain assets to Flo-gas in August 2017
CIAC: Contributions from customers that are used to construct facilities
CGC: Consumer Gas Cooperative, an Ohio natural gas cooperative
CHP: Combined heat and power plant
Columbia Gas: Columbia Gas of Ohio, an unaffiliated local distribution company based in Ohio
Company: Chesapeake Utilities Corporation, and its direct and indirect subsidiaries, as appropriate in the context of the disclosure
CP: Certificate of Public Convenience and Necessity
Credit Agreement: The Credit Agreement dated October 8, 2015, among Chesapeake Utilities and the Lenders related to the Revolver
Deferred Compensation Plan: A non-qualified, deferred compensation arrangement under which certain of our executives and members of the Board of Directors are able to defer payment of all or a part of certain specified types of compensation, including executive cash bonuses, executive performance shares, and directors’ retainers
Degree-Day: A degree-day is the measure of the variation in the weather based on the extent to which the average daily temperature (from 10:00 am to 10:00 am) falls above or below 65 degrees Fahrenheit
Delaware Division: Chesapeake Utilities' natural gas distribution operation serving customers in Delaware
Delmarva Peninsula: A peninsula on the east coast of the United States of America occupied by Delaware and portions of Maryland and Virginia
DNREC: Delaware Department of Natural Resources and Environmental Control
Dt(s): Dekatherm(s), which is a natural gas unit of measurement that includes a standard measure for heating value
Dts/d: Dekatherms per day
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
MetLife: MetLife Investment Advisors, an institutional debt investment management firm, with which we entered into the MetLife Shelf Agreement
MetLife Shelf Agreement: An agreement entered into by Chesapeake Utilities and MetLife in March 2017 pursuant to which Chesapeake Utilities may request that MetLife purchase, through March 2, 2020, up to $150.0 million of unsecured senior debt at a fixed interest rate and with a maturity date not to exceed 20 years from the date of issuance
MGP: Manufactured gas plant, which is a site where coal was previously used to manufacture gaseous fuel for industrial, commercial and residential use
MWH: Megawatt hour, which is a unit of measurement for electricity
NYL: New York Life Investors LLC, an institutional debt investment management firm, with which we entered into the NYL Shelf Agreement
NYL Shelf Agreement: An agreement entered into by Chesapeake Utilities and NYL in March 2017 pursuant to which Chesapeake Utilities may request that NYL purchase, through March 2, 2020, up to $100.0 million of unsecured senior debt at a fixed interest rate and with a maturity date not to exceed 20 years from the date of issuance

OPT ≤ 90 Service: Off Peak ≤ 90 Firm Transportation Service, a tariff associated with Eastern Shore's firm transportation service that enables Eastern Shore to forgo scheduling service for up to 90 days during the peak months of November through April each year
OTC: Over-the-counter
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
(in thousands, except shares and per share data)
Operating Revenues
Regulated Energy	$69,703	$70,019	$238,353	$226,630
Unregulated Energy and other	57,233	38,329	198,827	130,356
Total Operating Revenues	126,936	108,348	437,180	356,986
Operating Expenses
Regulated Energy cost of sales	22,794	24,644	87,206	81,184
Unregulated Energy and other cost of sales	44,066	28,183	145,325	85,142
Operations	29,667	30,126	92,990	85,370
Maintenance	2,737	3,542	9,370	8,925
Gain from a settlement	—	—	(130)	(130)
Depreciation and amortization	9,362	8,209	27,267	23,493
Other taxes	4,071	3,488	12,572	10,725
Total Operating Expenses	112,697	98,192	374,600	294,709
Operating Income	14,239	10,156	62,580	62,277
Other income (expense), net	239	(28)	(643)	(68)
Interest charges	3,321	2,722	9,133	7,996
Income Before Income Taxes	11,157	7,406	52,804	54,213
Income taxes	4,324	2,990	20,781	21,401
Net Income	$6,833	$4,416	$32,023	$32,812
Weighted Average Common Shares Outstanding:
Basic	16,344,442	15,372,413	16,334,210	15,324,932
Diluted	16,389,635	15,412,783	16,378,633	15,365,955
Earnings Per Share of Common Stock:
Basic	$0.42	$0.29	$1.96	$2.14
Diluted	$0.42	$0.29	$1.96	$2.14
Cash Dividends Declared Per Share of Common Stock	$0.3250	$0.3050	$0.9550	$0.8975
The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
(in thousands)
Net Income	$6,833	$4,416	$32,023	$32,812
Other Comprehensive (Loss) Income, net of tax:
Employee Benefits, net of tax:
Amortization of prior service cost, net of tax of $(8), $(8), $(23) and $(23), respectively	(11)	(12)	(35)	(37)
Net gain, net of tax of $69, $66, $212 and $200, respectively	102	100	297	300
Cash Flow Hedges, net of tax:
Unrealized (loss)/gain on commodity contract cash flow hedges, net of tax of $(15), $38, $(376) and $360, respectively	(104)	51	(643)	548
Total Other Comprehensive (Loss) Income	(13)	139	(381)	811
Comprehensive Income	$6,820	$4,555	$31,642	$33,623
The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

Assets	September 30, 2017	December 31, 2016
(in thousands, except shares and per share data)
Property, Plant and Equipment
Regulated Energy	$1,050,332	$957,681
Unregulated Energy	207,331	196,800
Other businesses and eliminations	26,061	21,114
Total property, plant and equipment	1,283,724	1,175,595
Less: Accumulated depreciation and amortization	(267,138)	(245,207)
Plus: Construction work in progress	69,053	56,276
Net property, plant and equipment	1,085,639	986,664
Current Assets
Cash and cash equivalents	3,386	4,178
Accounts receivable (less allowance for uncollectible accounts of $912 and $909, respectively)	52,775	62,803
Accrued revenue	14,307	16,986
Propane inventory, at average cost	5,226	6,457
Other inventory, at average cost	12,711	4,576
Regulatory assets	9,761	7,694
Storage gas prepayments	6,876	5,484
Income taxes receivable	26,741	22,888
Prepaid expenses	10,899	6,792
Derivative assets, at fair value	1,526	823
Other current assets	4,797	2,470
Total current assets	149,005	141,151
Deferred Charges and Other Assets
Goodwill	21,944	15,070
Other intangible assets, net	4,608	1,843
Investments, at fair value	6,380	4,902
Regulatory assets	75,793	76,803
Receivables and other deferred charges	3,381	2,786
Total deferred charges and other assets	112,106	101,404
Total Assets	$1,346,750	$1,229,219

The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

Capitalization and Liabilities	September 30, 2017	December 31, 2016
(in thousands, except shares and per share data)
Capitalization
Stockholders’ equity
Preferred stock, par value $0.01 per share (authorized 2,000,000 shares), no shares issued and outstanding	$—	$—
Common stock, par value $0.4867 per share (authorized 25,000,000 shares)	7,955	7,935
Additional paid-in capital	252,722	250,967
Retained earnings	208,402	192,062
Accumulated other comprehensive loss	(5,259)	(4,878)
Deferred compensation obligation	3,366	2,416
Treasury stock	(3,366)	(2,416)
Total stockholders’ equity	463,820	446,086
Long-term debt, net of current maturities	201,248	136,954
Total capitalization	665,068	583,040
Current Liabilities
Current portion of long-term debt	12,136	12,099
Short-term borrowing	203,098	209,871
Accounts payable	53,284	56,935
Customer deposits and refunds	32,493	29,238
Accrued interest	3,361	1,312
Dividends payable	5,312	4,973
Accrued compensation	8,544	10,496
Regulatory liabilities	5,338	1,291
Derivative liabilities, at fair value	1,732	773
Other accrued liabilities	13,972	7,063
Total current liabilities	339,270	334,051
Deferred Credits and Other Liabilities
Deferred income taxes	252,273	222,894
Regulatory liabilities	42,915	43,064
Environmental liabilities	8,382	8,592
Other pension and benefit costs	32,059	32,828
Deferred investment tax credits and other liabilities	6,783	4,750
Total deferred credits and other liabilities	342,412	312,128
Environmental and other commitments and contingencies (Note 4 and 5)
Total Capitalization and Liabilities	$1,346,750	$1,229,219
The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
(in thousands)
Operating Activities
Net income	$32,023	$32,812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,267	23,493
Depreciation and accretion included in other costs	5,989	5,357
Deferred income taxes	29,520	12,004
Realized gain on commodity contracts/sale of assets/investments	(2,817)	(405)
Unrealized gain on investments/commodity contracts	(695)	(243)
Employee benefits and compensation	1,212	1,217
Share-based compensation	1,608	1,887
Other, net	(39)	42
Changes in assets and liabilities:
Accounts receivable and accrued revenue	12,912	(3,835)
Propane inventory, storage gas and other inventory	(8,256)	(2,179)
Regulatory assets/liabilities, net	927	(3,326)
Prepaid expenses and other current assets	(2,860)	485
Accounts payable and other accrued liabilities	4,515	7,187
Income taxes (payable) receivable	(3,810)	14,897
Customer deposits and refunds	3,255	(314)
Accrued compensation	(2,030)	(2,293)
Other assets and liabilities, net	(349)	(1,053)
Net cash provided by operating activities	98,372	85,733
Investing Activities
Property, plant and equipment expenditures	(130,137)	(109,589)
Proceeds from sales of assets	601	119
Acquisitions, net of cash acquired	(11,707)	—
Environmental expenditures	(210)	(260)
Net cash used in investing activities	(141,453)	(109,730)
Financing Activities
Common stock dividends	(14,780)	(12,964)
Issuance of stock for Dividend Reinvestment Plan	254	600
Stock issuance	(10)	57,306
Tax withholding payments related to net settled stock compensation	(692)	(770)
Change in cash overdrafts due to outstanding checks	(3,013)	2,466
Net repayment under line of credit agreements	(3,760)	(21,379)
Proceeds from issuance of long-term debt	69,800	—
Repayment of long-term debt and capital lease obligation	(5,510)	(2,581)
Net cash provided by financing activities	42,289	22,678
Net Decrease in Cash and Cash Equivalents	(792)	(1,319)
Cash and Cash Equivalents—Beginning of Period	4,178	2,855
Cash and Cash Equivalents—End of Period	$3,386	$1,536
The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock (1)
(in thousands, except shares and per share data)	Number of Shares(2)	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation	Treasury Stock	Total (2)
Balance at December 31, 2015	15,270,659	$7,432	$190,311	$166,235	$(5,840)	$1,883	$(1,883)	$358,138
Net income	—	—	—	44,675	—	—	—	44,675
Other comprehensive income	—	—	—	—	962	—	—	962
Dividend declared ($1.2025 per share)	—	—	—	(18,848)	—	—	—	(18,848)
Retirement savings plan and dividend reinvestment plan	36,253	17	2,225	—	—	—	—	2,242
Stock issuance (3)	960,488	467	56,893	—	—	—	—	57,360
Share-based compensation and tax benefit (4) (5)	36,099	19	1,538	—	—	—	—	1,557
Treasury stock activities	—	—	—	—	—	533	(533)	—
Balance at December 31, 2016	16,303,499	7,935	250,967	192,062	(4,878)	2,416	(2,416)	446,086
Net income	—	—	—	32,023	—	—	—	32,023
Other comprehensive loss	—	—	—	—	(381)	—	—	(381)
Dividend declared ($0.9550 per share)	—	—	—	(15,683)	—	—	—	(15,683)
Dividend reinvestment plan	10,771	5	731	—	—	—	—	736
Stock issuance	—	—	(10)	—	—	—	—	(10)
Share-based compensation and tax benefit (4) (5)	30,172	15	1,034	—	—	—	—	1,049
Treasury stock activities	—	—	—	—	—	950	(950)	—
Balance at September 30, 2017	16,344,442	$7,955	$252,722	$208,402	$(5,259)	$3,366	$(3,366)	$463,820

(1)
2,000,000 shares of preferred stock at $0.01 par value have been authorized. None has been issued or is outstanding; accordingly, no information has been included in the statements of stockholders’ equity.

(2)	Includes 90,588 and 76,745 shares at September 30, 2017 and December 31, 2016, respectively, held in a Rabbi Trust related to our Deferred Compensation Plan.

(3)
On September 22, 2016, we completed a public offering of 960,488 shares of our common stock at a price per share of $62.26. The net proceeds from the sale of common stock, after deducting underwriting commissions and expenses, were approximately $57.4 million.

(4)	Includes amounts for shares issued for Directors’ compensation.

(5)
The shares issued under the SICP are net of shares withheld for employee taxes. For the nine months ended September 30, 2017, and for the year ended December 31, 2016, we withheld 10,269 and 12,031 shares, respectively, for taxes.

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
We reclassified certain amounts in the condensed consolidated statement of cash flows for the nine months ended September 30, 2016 to conform to the current year’s presentation. These reclassifications are considered immaterial to the overall presentation of our condensed consolidated financial statements.
Acquisitions

In August 2017, PESCO acquired certain natural gas marketing assets of ARM. We have accounted for the purchase of these assets as a business combination. The acquired assets complement PESCO’s current asset portfolio and will expand our regional footprint and retail demand in a market where we have existing pipeline capacity and wholesale liquidity. In connection with the acquisition, we recorded a contingent liability of $2.5 million, which represents the expected payment of contingent consideration to ARM. The payment, which is expected to be paid in 2019, is contingent upon the achievement of certain gross margin targets during the 2018 calendar year. The recorded liability is based upon our most recent gross margin projections for the acquired business and is subject to change based on actual performance or changes in our gross margin projections.

In August 2017, Flo-gas acquired certain operating assets of Chipola, which provides propane distribution service to approximately 800 residential and commercial customers in Jackson, Calhoun, Gadsden, Liberty, Bay and Washington Counties, Florida.

The revenue and net income from these acquisitions that we included in our condensed consolidated statements of income for the three and nine months ended September 30, 2017, were not material. The amounts recorded in conjunction with our acquisitions are preliminary and subject to adjustment based on additional valuations performed during the measurement period.

FASB Statements and Other Authoritative Pronouncements
Recently Adopted Accounting Standards
Inventory (ASC 330) - In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. Under this guidance, inventories are required to be measured at the lower of cost or net realizable value. Net realizable value represents the estimated selling price less costs associated with completion, disposal and transportation. We adopted ASU 2015-11 on January 1, 2017, on a prospective basis. Adoption of this standard did not have a material impact on our financial position or results of operations.

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
We have completed our evaluation of our revenue sources and will continue assessing the impact on our financial position, results of operations and cash flows during the fourth quarter of 2017. In tandem, we have developed and documented accounting policies and position papers, which are intended to meet the requirements of this new revenue recognition standard. We have also completed our plan to update our internal controls. In the third quarter of 2017, we began providing additional training to our employees and implementing system and process changes that are associated with the adoption of the standard. We plan to utilize the modified retrospective transition method upon adoption of this standard.
Based on our current assessment, we believe that the implementation of this new standard will not have a material impact on the amount and timing of revenue recognition except for one long-term contract for which we will delay the recognition of revenue of approximately $407,000 in 2018. Since we have not yet finalized our assessment, we will continue to monitor and subsequently disclose future identified material impacts, if any, in our annual report on Form 10-K for the year ended December 31, 2017. In addition, the AICPA Power and Utilities Industry Task Force is addressing issues specific to our industry, including CIAC, and has concluded that CIAC is outside of the scope of this standard; accordingly, our Regulated Energy segment accounting for CIAC will not change as a result of ASC 606.
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
We have assessed all of our leases and have concluded that a majority of our operating leases would continue to fall within the category of operating leases; however, we may have some leases that qualify for the short-term lease exception. We will record the right to use of assets and the lease liability related to the operating leases, but we do not believe that this will have a material impact on our financial position, results of operations and cash flows. During the fourth quarter of 2017, we intend to quantify the overall impact that may result from early adoption of the standard and implementation of the overall process. This guidance will be applied using the modified retrospective transition method for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.
Statement of Cash Flows (ASC 230) - In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which clarifies how certain transactions are classified in the statement of cash flows. ASU 2016-15 will be effective for our annual and interim financial statements beginning January 1, 2018, although early adoption is permitted. We believe that the implementation of this new standard will not have a material impact on our statement of cash flows.
Intangibles-Goodwill (ASC 350) - In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. ASU 2017-04 will be effective for our annual and interim financial statements beginning January 1, 2020, although early adoption is permitted. The amendments included in this ASU are to be applied prospectively. We believe that the implementation of this new standard will not have a material impact on our financial position or results of operations.
Compensation-Retirement Benefits (ASC 715) - In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post Retirement Benefit Cost. Under this guidance, employers are required to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit costs are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The update allows for capitalization of the service cost component when applicable. ASU 2017-07 will be effective for our annual and interim financial statements beginning January 1, 2018, although early adoption is permitted. The presentation of the service cost and other components in this update are to be applied retrospectively, and the capitalization of the service cost is to be applied prospectively on or after the effective date. Aside from changes in presentation, we believe that the implementation of this new standard will not have a material impact on our financial position or results of operations.
Compensation - Stock Compensation (ASC 718) - In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, to clarify when to account for a change in the terms or conditions of a share-based payment award as a modification. Under this guidance, modification accounting is required only if the fair value, the vesting conditions or the award classification (equity or liability) changes as a result of a change in the terms or conditions of the award. The guidance is effective for our annual financial statements beginning January 1, 2018, although early adoption is permitted. The amendments included in this standard are to be applied prospectively. We believe that the implementation of this new standard will not have a material impact on our financial position or results of operations.
Derivatives and Hedging (ASC 815) - In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. Among other changes to hedge designation, ASU 2017-12 expands the risks that can be designated as hedged risks in cash flow hedges to include cash flow variability from contractually specified components of forecasted purchases or sales of non-financial assets. ASU 2017-12 requires the entire change in fair value of a hedging instrument included in the assessment of hedge effectiveness be presented in the same income statement line that is used to present the earnings effects of the hedged item for fair value hedges and in other comprehensive income for cash flow hedges. For disclosures, ASU 2017-12 requires a tabular presentation of the income statement effect of fair value and cash flow hedges, and it eliminates the requirement to disclose the ineffective portion of the change in fair value of hedging instruments. ASU 2017-12 will be effective for our annual and interim financial statements beginning January 1, 2019, although early adoption is permitted. We are evaluating the effect of this standard on our future financial position and results of operations.

2.	Calculation of Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
(in thousands, except shares and per share data)
Calculation of Basic Earnings Per Share:

Net Income	$6,833	$4,416	$32,023	$32,812
Weighted average shares outstanding	16,344,442	15,372,413	16,334,210	15,324,932
Basic Earnings Per Share	$0.42	$0.29	$1.96	$2.14

Calculation of Diluted Earnings Per Share:
Reconciliation of Numerator:
Net Income	$6,833	$4,416	$32,023	$32,812
Reconciliation of Denominator:
Weighted shares outstanding—Basic	16,344,442	15,372,413	16,334,210	15,324,932
Effect of dilutive securities—Share-based compensation	45,193	40,370	44,423	41,023
Adjusted denominator—Diluted	16,389,635	15,412,783	16,378,633	15,365,955
Diluted Earnings Per Share	$0.42	$0.29	$1.96	$2.14

3.	Rates and Other Regulatory Activities
Our natural gas and electric distribution operations in Delaware, Maryland and Florida are subject to regulation by their respective PSC; Eastern Shore, our natural gas transmission subsidiary, is subject to regulation by the FERC; and Peninsula Pipeline, our intrastate pipeline subsidiary, is subject to regulation by the Florida PSC. Chesapeake Utilities' Florida natural gas distribution division and FPU’s natural gas and electric distribution operations continue to be subject to regulation, as separate entities, by the Florida PSC.

Delaware
Rate Case Filing: In December 2015, our Delaware Division filed an application with the Delaware PSC for a base rate increase and certain other changes to its tariff. The Delaware Division, Delaware PSC Staff, the Division of the Public Advocate and other intervenors met and reached a settlement agreement in November 2016. The terms of the settlement agreement included an annual increase of $2.3 million in base rates. The order became final in December 2016, and the new rates became effective January 1, 2017. Amounts collected through interim rates in excess of the respective portion of the $2.3 million increase through December 31, 2016 were accrued as of that date. In January 2017, we filed our proposed refund plan with the Delaware PSC and subsequently issued refunds to customers in March 2017.
Maryland
There were no material rates and other regulatory activities for our Maryland division during the period.
Sandpiper
There were no material rates and other regulatory activities for Sandpiper during the period.
Florida
Cost Recovery for the Electric Interconnect Project: In September 2015, FPU’s electric division filed to recover the cost of the proposed Florida Power & Light Company interconnect project through FPU's annual Fuel and Purchased Power Cost Recovery Clause filing. The interconnect project would enable FPU's electric division to negotiate a new power purchase agreement to mitigate fuel costs for its Northeast division. FPU's proposal was approved by the Florida PSC at its Agenda Conference held in December 2015. In January 2016, however, the Office of Public Counsel filed an appeal of the Florida PSC's decision with the Florida Supreme Court. The Florida Supreme Court reversed the Florida PSC decision in March 2017, after consideration of the parties' legal briefs and oral arguments. As a result, FPU excluded the recovery of these costs from its 2018 Fuel and Purchased Power Cost Recovery Clause and included the costs for recovery in the limited proceeding filing described below.
Surcharge Associated with Modernization of Electric Distribution System Project: In February 2017, FPU’s electric division filed a petition with the Florida PSC requesting a temporary surcharge mechanism to recover costs and generate an appropriate return on investment associated with an essential reliability and modernization project for its electric distribution system. We requested approval to invest approximately $59.8 million, over a five-year period, associated with the modernization project. In February 2017, the Office of Public Counsel intervened in this petition. The Florida PSC requested that FPU file a limited proceeding to include these investments in base rates instead of seeking approval of a temporary surcharge. In April 2017, FPU voluntarily withdrew its petition and subsequently filed the limited proceeding described in the next paragraph.
Electric Limited Proceeding: In July 2017, FPU’s electric division filed a petition with the Florida PSC, requesting approval to include $15.2 million of certain capital project expenditures in its rate base and to adjust its base rates accordingly. These expenditures are designed to improve the stability and safety of the electric system while enhancing the capability of FPU’s grid. Included in the $15.2 million is the interconnection project with Florida Power & Light Company, which enables FPU to mitigate fuel costs for its electric customers. This petition is scheduled for the Florida PSC's December 2017 Agenda.
Northwest Florida Expansion Project: Peninsula Pipeline and FPU's natural gas division are constructing a pipeline in Escambia County, Florida that will interconnect with FGT's pipeline. The project consists of 33 miles of 12-inch transmission line from the FGT interconnect that will be operated by Peninsula Pipeline and 8 miles of 8-inch lateral distribution lines that will be operated by Chesapeake Utilities' Florida natural gas division. We have entered into agreements to serve two large customers and are marketing to other customers close to the facilities.

New Smyrna Beach, Florida Project: Peninsula Pipeline is constructing a pipeline in Volusia County, Florida that will interconnect with FGT's pipeline. The project consists of 14 miles of transmission line from the FGT interconnect that will be operated by Peninsula Pipeline and will serve FPU natural gas distribution customers.
Eastern Shore
White Oak Mainline Expansion Project: In July 2016, Eastern Shore received FERC authorization to construct, own and operate certain expansion facilities designed to provide 45,000 Dts/d of firm transportation service to an electric power generator in Kent County, Delaware ("White Oak Mainline Project"). Eastern Shore constructed approximately 5.4 miles of 16-inch diameter pipeline looping in Chester County, Pennsylvania and increased compression capability at Eastern Shore’s existing Delaware City compressor station in New Castle County, Delaware. At the end of March 2017, the entire project was placed into service. The total cost to complete the project was approximately $42.0 million.

System Reliability Project: In September 2016, the FERC approved Eastern Shore's application to construct, own and operate approximately 10.1 miles of 16-inch pipeline looping and auxiliary facilities in New Castle and Kent Counties, Delaware, and a new compressor at its existing Bridgeville compressor station in Sussex County, Delaware. Eastern Shore further proposed to reinforce critical points on its pipeline system. Previously, in July 2016, the FERC granted Eastern Shore’s pre-determination of rolled-in rate treatment absent any significant change in circumstances.
As of June 2017, the entire project was placed into service. The total cost to complete the project was approximately $38.0 million. We began to recover the project's costs in August 2017, coinciding with the proposed effectiveness of new rates, subject to refund, pending final resolution of the base rate case described below.
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
In December 2016, Eastern Shore submitted an application for a CP seeking authorization to construct the expansion facilities. Six of Eastern Shore's existing customers timely intervened to become parties. In February and March 2017, Eastern Shore submitted responses to the FERC staff's data requests.
In October 2017, FERC issued a CP authorizing Eastern Shore to construct and operate the proposed 2017 Expansion Project. The estimated cost of the 2017 Expansion Project is approximately $115.0 million
Eastern Shore is preparing its implementation plan, which will be filed with the FERC, addressing the actions Eastern Shore will undertake to meet the Environmental Conditions set forth in the FERC's order. Eastern Shore anticipates placing certain facilities into service by the end of the year and completing the entire project in 2018.
2017 Rate Case Filing: In January 2017, Eastern Shore filed a base rate proceeding with the FERC, as required by the terms of its 2012 rate case settlement agreement. Eastern Shore's proposed rates were based on the mainline cost of service of approximately $60.0 million resulting in an overall requested revenue increase of approximately $18.9 million and a requested rate of return on common equity of 13.75 percent. The filing includes incremental rates for the White Oak Lateral Project and White Oak Mainline Expansion Project, which benefits a single customer. Eastern Shore also proposed to revise its depreciation rates and negative salvage rate based on the results of independent, third-party depreciation and negative salvage value studies. In March 2017, the FERC issued an order suspending the tariff rates for the usual five-month period.
On August 1, 2017, Eastern Shore implemented new rates, subject to refund based upon the outcome of the rate proceeding.  Eastern Shore recorded incremental revenue of approximately $1.0 million for the three and nine months ended September 30, 2017, and established a regulatory liability to reserve a portion of the total incremental revenues generated by the new rates until the rate case is resolved. Settlement discussions continue among the other parties to the case.

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
As of September 30, 2017, we had approximately $9.7 million in environmental liabilities, related to FPU’s MGP sites in Florida, which include the Key West, Pensacola, Sanford and West Palm Beach sites. FPU has approval to recover, from insurance and from customers through rates, up to $14.0 million of its environmental costs related to its MGP sites. Approximately $10.9 million has been recovered as of September 30, 2017, leaving approximately $3.1 million in regulatory assets for future recovery of environmental costs from FPU’s customers.
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
The following is a summary of our remediation status and estimated costs to implement clean-up of our MGP sites:

Jurisdiction	MGP Site	Status	Cost to Clean up	Recovery through Rates
Florida	West Palm Beach	Remedial actions approved by FDEP have been implemented on the east parcel of the site. Similar remedial actions expected to be implemented on other remaining portions.
Between $4.5 million to $15.4 million, including costs associated with the relocation of FPU’s operations at this site, which is necessary to implement the remedial plan, and any potential costs associated with future redevelopment of the properties
Yes
Florida	Sanford
In January 2007, FPU and the Sanford group signed a Third Participation Agreement. FPU's share of remediation costs under the Third Participation Agreement is set at five percent of a maximum of $13.0 million, or $650,000, which has been paid to an escrow account.

The EPA issued a preliminary close-out report in December 2014. Groundwater monitoring and statutory five-year reviews to ensure performance of the approved remedy will continue on this site.
			FPU's remaining remediation expenses, including attorneys' fees and costs, are estimated to be approximately $24,000	Yes
Florida	Winter Haven	Remediation is ongoing.	Not expected to exceed $425,000, which includes costs of implementing institutional controls at the site	Yes
Delaware	Seaford	Proposed plan for implementation approved by DNREC in July 2017.	$273,000 to $465,000	Yes
Maryland	Cambridge	Currently in discussions with MDE	Unable to estimate	N/A

5.	Other Commitments and Contingencies
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
In May 2013, Sandpiper entered into a capacity, supply and operating agreement with EGWIC to purchase propane over a six-year term ending in May 2019. Sandpiper's current annual commitment is estimated at approximately 2.8 million gallons. Sandpiper has the option to enter into either a fixed per-gallon price for some or all of the propane purchases or a market-based price utilizing one of two local propane pricing indices.
Also in May 2013, Sharp entered into a separate supply and operating agreement with EGWIC. Under this agreement, Sharp has a commitment to supply propane to EGWIC over a six-year term ending in May 2019. Sharp's current annual commitment is estimated at approximately 2.8 million gallons. The agreement between Sharp and EGWIC is separate from the agreement between Sandpiper and EGWIC, and neither agreement permits the parties to set off the rights and obligations specified in one agreement against those specified in the other agreement.
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
FPU’s electric fuel supply contracts require FPU to maintain an acceptable standard of creditworthiness based on specific financial ratios. FPU’s agreement with JEA requires FPU to comply with the following ratios based on the results of the prior 12 months: (a) total liabilities to tangible net worth less than 3.75 times and (b) a fixed charge coverage ratio greater than 1.5 times. If either ratio is not met by FPU, it has 30 days to cure the default or provide an irrevocable letter of credit if the default is not cured. FPU’s electric fuel supply agreement with Gulf Power requires FPU to meet the following ratios based on the average of the prior six quarters: (a) funds from operations interest coverage ratio (minimum of 2 times) and (b) total debt to total capital (maximum of 65 percent). If FPU fails to meet the requirements, it has to provide the supplier a written explanation of actions taken, or proposed to be taken, to become compliant. Failure to comply with the ratios specified in the Gulf Power agreement could also result in FPU having to provide an irrevocable letter of credit. As of September 30, 2017, FPU was in compliance with all of the requirements of its fuel supply contracts.
Eight Flags provides electricity and steam generation services through its CHP plant located on Amelia Island, Florida. In June 2016, Eight Flags began selling power generated from the CHP plant to FPU pursuant to a 20-year power purchase agreement for distribution to its retail electric customers. In July 2016, Eight Flags also started selling steam an industrial customer that owns the property on which the CHP plant is located pursuant to a separate 20-year contract. The CHP plant is powered by natural gas transported by FPU through its distribution system and Peninsula Pipeline through its intrastate pipeline.

Corporate Guarantees
We have issued corporate guarantees to certain vendors of our subsidiaries, primarily PESCO. These corporate guarantees provide for the payment of propane and natural gas purchases in the event that PESCO defaults. PESCO has never defaulted on its obligations to pay its suppliers. The liabilities for these purchases are recorded when incurred. The aggregate amount guaranteed at September 30, 2017 was approximately $71.9 million, with the guarantees expiring on various dates through September 2018.
Chesapeake Utilities also guarantees the payment of FPU’s first mortgage bonds. The maximum exposure under this guarantee is the outstanding principal plus accrued interest balances. The outstanding principal balances of FPU’s first mortgage bonds approximate their carrying values (see Note 13, Long-Term Debt, for further details).
Letters of Credit
As of September 30, 2017, we have issued letters of credit totaling approximately $5.8 million related to the electric transmission services for FPU's electric division, the firm transportation service agreement between TETLP and our Delaware and Maryland divisions, and to our current and previous primary insurance carriers. These letters of credit have various expiration dates through June 2018. There have been no draws on these letters of credit as of September 30, 2017. We do not anticipate that the letters of credit will be drawn upon by the counterparties, and we expect that the letters of credit will be renewed to the extent necessary in the future.
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

•
Unregulated Energy. The Unregulated Energy segment includes propane distribution as well as natural gas marketing, gathering, processing, transportation and supply. These operations are unregulated as to their rates and services. Effective June 2016, this segment includes electricity and steam generation through Eight Flags' CHP plant. Through March 2017, this segment also included the operations of Xeron, our propane and crude oil trading subsidiary that began winding down operations at the end of the first quarter of 2017.

Other operations are presented as “Other businesses and eliminations,” which consist of unregulated subsidiaries that own real estate leased to Chesapeake Utilities, as well as certain corporate costs not allocated to other operations.

Our operations are entirely domestic.

The following table presents financial information about our reportable segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
(in thousands)
Operating Revenues, Unaffiliated Customers
Regulated Energy segment	$67,257	$68,899	$232,519	$224,382
Unregulated Energy segment and other businesses	59,679	39,449	204,661	132,604
Total operating revenues, unaffiliated customers	$126,936	$108,348	$437,180	$356,986
Intersegment Revenues (1)
Regulated Energy segment	$2,446	$1,120	$5,834	$2,248
Unregulated Energy segment	5,009	2,593	15,801	3,759
Other businesses	194	240	581	705
Total intersegment revenues	$7,649	$3,953	$22,216	$6,712
Operating Income
Regulated Energy segment	$15,168	$13,115	$51,915	$52,660
Unregulated Energy segment	(989)	(3,080)	10,504	9,267
Other businesses and eliminations	60	121	161	350
Total operating income	14,239	10,156	62,580	62,277
Other income (expense), net	239	(28)	(643)	(68)
Interest charges	3,321	2,722	9,133	7,996
Income before Income Taxes	11,157	7,406	52,804	54,213
Income taxes	4,324	2,990	20,781	21,401
Net Income	$6,833	$4,416	$32,023	$32,812

(1)	All significant intersegment revenues are billed at market rates and have been eliminated from consolidated operating revenues.

(in thousands)	September 30, 2017	December 31, 2016
Identifiable Assets
Regulated Energy segment	$1,084,961	$986,752
Unregulated Energy segment	233,785	226,368
Other businesses and eliminations	28,004	16,099
Total identifiable assets	$1,346,750	$1,229,219

7.	Stockholder's Equity
Preferred Stock
We had 2,000,000 authorized and unissued shares of preferred stock, $0.01 par value per share, as of September 30, 2017 and December 31, 2016. Shares of preferred stock may be issued from time to time, by authorization of our Board of Directors and without the necessity of further action or authorization by stockholders, in one or more series and with such voting powers, designations, preferences and relative, participating, optional or other special rights and qualifications as the Board of Directors may, in its discretion, determine.

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
Accumulated Other Comprehensive Loss
Defined benefit pension and postretirement plan items, unrealized gains (losses) of our propane swap agreements, call options and natural gas futures contracts, designated as commodity contracts cash flow hedges, are the components of our accumulated other comprehensive loss.
The following tables present the changes in the balance of accumulated other comprehensive loss for the nine months ended September 30, 2017 and 2016. All amounts are presented net of tax.

	Defined Benefit	Commodity
	Pension and	Contracts
	Postretirement	Cash Flow
	Plan Items	Hedges	Total
(in thousands)
As of December 31, 2016	$(5,360)	$482	$(4,878)
Other comprehensive income/(loss) before reclassifications	(9)	322	313
Amounts reclassified from accumulated other comprehensive income/(loss)	271	(965)	(694)
Net current-period other comprehensive income/(loss)	262	(643)	(381)
As of September 30, 2017	$(5,098)	$(161)	$(5,259)

	Defined Benefit	Commodity
	Pension and	Contracts
	Postretirement	Cash Flow
	Plan Items	Hedges	Total
(in thousands)
As of December 31, 2015	$(5,580)	$(260)	$(5,840)
Other comprehensive income before reclassifications	—	641	641
Amounts reclassified from accumulated other comprehensive income/(loss)	263	(93)	170
Net prior-period other comprehensive income	263	548	811
As of September 30, 2016	$(5,317)	$288	$(5,029)
The following table presents amounts reclassified out of accumulated other comprehensive loss for the three and nine months ended September 30, 2017 and 2016. Deferred gains or losses for our commodity contracts cash flow hedges are recognized in earnings upon settlement.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
(in thousands)
Amortization of defined benefit pension and postretirement plan items:
Prior service credit (1)	$19	$20	$58	$60
Net loss(1)	(171)	(166)	(509)	(500)
Total before income taxes	(152)	(146)	(451)	(440)
Income tax benefit	61	58	180	177
Net of tax	$(91)	$(88)	$(271)	$(263)

Gains and losses on commodity contracts cash flow hedges
Propane swap agreements (2)	$198	$—	$663	$(322)
Natural gas swaps (2)	1	—	1	—
Natural gas futures (2)	(852)	105	929	464
Total before income taxes	(653)	105	1,593	142
Income tax benefit (expense)	248	(41)	(628)	(49)
Net of tax	(405)	64	965	93
Total reclassifications for the period	$(496)	$(24)	$694	$(170)

(1) These amounts are included in the computation of net periodic costs (benefits). See Note 8, Employee Benefit Plans, for additional details.
(2) These amounts are included in the effects of gains and losses from derivative instruments. See Note 11, Derivative Instruments, for additional details.
Amortization of defined benefit pension and postretirement plan items is included in operations expense, and gains and losses on propane swap agreements and call options are included in cost of sales, in the accompanying condensed consolidated statements of income. The income tax benefit is included in income tax income (expense) in the accompanying condensed consolidated statements of income.

8.	Employee Benefit Plans
Net periodic benefit costs for our pension and post-retirement benefits plans for the three and nine months ended September 30, 2017 and 2016 are set forth in the following tables:

	Chesapeake Pension Plan		FPU Pension Plan		Chesapeake SERP		Chesapeake Postretirement Plan		FPU Medical Plan
For the Three Months Ended September 30,	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
(in thousands)
Interest cost	$103	$105	$623	$635	$22	$23	$11	$11	$13	$14
Expected return on plan assets	(127)	(131)	(699)	(625)	—	—	—	—	—	—
Amortization of prior service credit	—	—	—	—	—	—	(19)	(20)	—	—
Amortization of net loss	107	103	131	133	22	22	17	16	—	—
Net periodic cost (benefit)	83	77	55	143	44	45	9	7	13	14
Amortization of pre-merger regulatory asset	—	—	191	191	—	—	—	—	2	2
Total periodic cost	$83	$77	$246	$334	$44	$45	$9	$7	$15	$16

	Chesapeake Pension Plan		FPU Pension Plan		Chesapeake SERP		Chesapeake Postretirement Plan		FPU Medical Plan
For the Nine Months Ended September 30,	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
(in thousands)
Interest cost	$309	$315	$1,870	$1,894	$66	$68	$31	$32	$38	$41
Expected return on plan assets	(381)	(392)	(2,098)	(2,027)	—	—	—	—	—	—
Amortization of prior service credit	—	—	—	—	—	—	(58)	(60)	—	—
Amortization of net loss	319	309	392	389	65	66	50	51	—	—
Net periodic cost (benefit)	247	232	164	256	131	134	23	23	38	41
Amortization of pre-merger regulatory asset	—	—	571	571	—	—	—	—	6	6
Total periodic cost	$247	$232	$735	$827	$131	$134	$23	$23	$44	$47

We expect to record pension and postretirement benefit costs of approximately $1.6 million for 2017. Included in these costs is approximately $769,000 related to continued amortization of the FPU pension regulatory asset, which represents the portion attributable to FPU’s regulated energy operations for the changes in funded status that occurred, but were not recognized, as part of net periodic benefit costs prior to the FPU merger in 2009. This was deferred as a regulatory asset by FPU prior to the merger, to be recovered through rates pursuant to a previous order by the Florida PSC. The unamortized balance of this regulatory asset was approximately $1.5 million and approximately $2.1 million at September 30, 2017 and December 31, 2016, respectively.
Pursuant to a Florida PSC order, FPU continues to record, as a regulatory asset, a portion of the unrecognized pension and postretirement benefit costs related to its regulated operations after the FPU merger. The portion of the unrecognized pension and postretirement benefit costs related to FPU’s unregulated operations and Chesapeake Utilities' operations is recorded to accumulated other comprehensive loss.

The following tables present the amounts included in the regulatory asset and accumulated other comprehensive loss that were recognized as components of net periodic benefit cost during the three and nine months ended September 30, 2017 and 2016:

For the Three Months Ended September 30, 2017	Chesapeake Pension Plan	FPU Pension Plan	Chesapeake SERP	Chesapeake Postretirement Plan	FPU Medical Plan	Total
(in thousands)
Prior service credit	$—	$—	$—	$(19)	$—	$(19)
Net loss	107	131	22	17	—	277
Total recognized in net periodic benefit cost	107	131	22	(2)	—	258
Recognized from accumulated other comprehensive loss (1)	107	25	22	(2)	—	152
Recognized from regulatory asset	—	106	—	—	—	106
Total	$107	$131	$22	$(2)	$—	$258

For the Three Months Ended September 30, 2016	Chesapeake Pension Plan	FPU Pension Plan	Chesapeake SERP	Chesapeake Postretirement Plan	FPU Medical Plan	Total
(in thousands)
Prior service credit	$—	$—	$—	$(20)	$—	$(20)
Net loss	103	133	22	16	—	274
Total recognized in net periodic benefit cost	103	133	22	(4)	—	254
Recognized from accumulated other comprehensive loss (1)	103	25	22	(4)	—	146
Recognized from regulatory asset	—	108	—	—	—	108
Total	$103	$133	$22	$(4)	$—	$254

For the Nine Months Ended September 30, 2017	Chesapeake Pension Plan	FPU Pension Plan	Chesapeake SERP	Chesapeake Postretirement Plan	FPU Medical Plan	Total
(in thousands)
Prior service credit	$—	$—	$—	$(58)	$—	$(58)
Net loss	319	392	65	50	—	826
Total recognized in net periodic benefit cost	319	392	65	(8)	—	768
Recognized from accumulated other comprehensive loss (1)	319	75	65	(8)	—	451
Recognized from regulatory asset	—	317	—	—	—	317
Total	$319	$392	$65	$(8)	$—	$768

For the Nine Months Ended September 30, 2016	Chesapeake Pension Plan	FPU Pension Plan	Chesapeake SERP	Chesapeake Postretirement Plan	FPU Medical Plan	Total
(in thousands)
Prior service credit	$—	$—	$—	$(60)	$—	$(60)
Net loss	309	389	66	51	—	815
Total recognized in net periodic benefit cost	309	389	66	(9)	—	755
Recognized from accumulated other comprehensive loss (1)	309	74	66	(9)	—	440
Recognized from regulatory asset	—	315	—	—	—	315
Total	$309	$389	$66	$(9)	$—	$755

(1) See Note 7, Stockholder's Equity.
During the three and nine months ended September 30, 2017, we contributed approximately $67,000 and $234,000, respectively, to the Chesapeake Pension Plan and approximately $110,000 and $1.6 million, respectively, to the FPU Pension Plan. We expect to contribute a total of approximately $746,000 and approximately $3.0 million to the Chesapeake Pension Plan and FPU Pension Plan, respectively, during 2017, which represents the minimum annual contribution payments required.
The Chesapeake SERP, the Chesapeake Postretirement Plan and the FPU Medical Plan are unfunded and are expected to be paid out of our general funds. Cash benefits paid under the Chesapeake SERP for the three and nine months ended September 30, 2017, were approximately $38,000 and $114,000, respectively. We expect to pay total cash benefits of approximately $151,000 under the Chesapeake SERP in 2017. Cash benefits paid under the Chesapeake Postretirement Plan, primarily for medical claims for the three and nine months ended September 30, 2017, were approximately $30,000 and $94,000, respectively. We estimate that approximately $83,000 will be paid for such benefits under the Chesapeake Postretirement Plan in 2017. Cash benefits paid under the FPU Medical Plan, primarily for medical claims for the three and nine months ended September 30, 2017, were approximately $13,000 and $48,000, respectively. We estimate that approximately $129,000 will be paid for such benefits under the FPU Medical Plan in 2017.

9.	Investments
The investment balances at September 30, 2017 and December 31, 2016, consisted of the following:

(in thousands)	September 30, 2017	December 31, 2016
Rabbi trust (associated with the Deferred Compensation Plan)	$6,358	$4,881
Investments in equity securities	22	21
Total	$6,380	4,902
We classify these investments as trading securities and report them at their fair value. For the three months ended September 30, 2017 and 2016, we recorded a net unrealized gain of approximately $261,000 and $193,000, respectively, in other income (expense), net in the condensed consolidated statements of income related to these investments. For the nine months ended September 30, 2017 and 2016, we recorded an unrealized gain of approximately $694,000 and $246,000, respectively, in other income (expense), net in the condensed consolidated statements of income related to these investments. For the investment in the Rabbi Trust, we also have recorded an associated liability, which is included in other pension and benefit costs in the condensed consolidated balance sheets and is adjusted each month for the gains and losses incurred by the investments in the Rabbi Trust.

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
The table below presents the amounts included in net income related to share-based compensation expense for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
(in thousands)
Awards to non-employee directors	$134	$135	$406	$445
Awards to key employees	662	488	1,202	1,442
Total compensation expense	796	623	1,608	1,887
Less: tax benefit	(320)	(251)	(647)	(760)
Share-based compensation amounts included in net income	$476	$372	$961	$1,127
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
A summary of the stock activity for our non-employee directors during the nine months ended September 30, 2017 is presented below:

	Number of Shares	Weighted Average Fair Value
Outstanding— December 31, 2016	—	$—
Granted	7,515	$71.80
Vested	(7,515)	$71.80
Outstanding— September 30, 2017	—	$—
At September 30, 2017, there was approximately $314,000 of unrecognized compensation expense related to these awards. This expense will be recognized over the directors' remaining service periods ending April 30, 2018.
Key Employees
The table below presents the summary of the stock activity for awards to key employees for the nine months ended September 30, 2017:

	Number of Shares	Weighted Average Fair Value
Outstanding— December 31, 2016	115,091	$51.85
Granted	52,355	$63.42
Vested	(32,926)	$38.88
Expired	(1,878)	$39.97
Outstanding— September 30, 2017	132,642	$52.42
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

At the election of certain of our executives, in March 2017, for shares that were awarded for the performance period ending December 31, 2016, we withheld shares with a value at least equivalent to each such executive’s minimum statutory obligation for applicable income and other employment taxes, remitted the cash to the appropriate taxing authorities, and paid the balance of such shares to each such executive. We withheld 10,269 shares, based on the value of the shares on their award date, determined by the average of the high and low prices of our common stock. Total combined payments for the employees’ tax obligations to the taxing authorities were approximately $692,000.
At September 30, 2017, the aggregate intrinsic value of the SICP awards granted to key employees was approximately $10.4 million. At September 30, 2017, there was approximately $2.7 million of unrecognized compensation cost related to these awards, which is expected to be recognized from 2017 through 2019.
Stock Options
We did not have any stock options outstanding at September 30, 2017 or 2016, nor were any stock options issued during these periods.

11.	Derivative Instruments

We use derivative and non-derivative contracts to engage in trading activities and manage risks related to obtaining adequate supplies and the price fluctuations of natural gas, electricity and propane. Our natural gas, electric and propane distribution operations have entered into agreements with suppliers to purchase natural gas, electricity and propane for resale to our customers. Aspire Energy has entered into contracts with producers to secure natural gas to meet its obligations. Purchases under these contracts typically either do not meet the definition of derivatives or are considered “normal purchases and normal sales” and are accounted for on an accrual basis. Our propane distribution and natural gas marketing operations may also enter into fair value hedges of their inventory or cash flow hedges of their future purchase commitments in order to mitigate the impact of wholesale price fluctuations. As of September 30, 2017, our natural gas and electric distribution operations did not have any outstanding derivative contracts.
Hedging Activities in 2017
In 2017, Sharp entered into several swap agreements to mitigate the risk of fluctuations in wholesale propane index prices associated with 11.1 million gallons expected to be purchased from October 2017 through September 2018. Under the swap agreements, Sharp will receive the difference between the index prices (Mont Belvieu prices in October 2017 through September 2018) and the swap prices of $0.5900 and $0.6750 per gallon, to the extent the index prices exceed the swap prices. If the index prices are lower than the swap price, Sharp will pay the difference. We accounted for these swap agreements as cash flow hedges, and there is no ineffective portion of these hedges. At September 30, 2017, the swap agreements had a fair value asset of approximately $1.5 million. The change in the fair value of the swap agreements is recorded as unrealized gain (loss) in other comprehensive income (loss).

PESCO enters into natural gas futures contracts associated with the purchase and sale of natural gas to other specific customers. These contracts have a two-year term, and we accounted for them as cash flow hedges. There is no ineffective portion of these hedges. At September 30, 2017, PESCO had a total of 4.0 million Dts hedged under natural gas futures contracts, with a liability fair value of approximately $1.3 million accounted for as a cash flow hedge. The change in fair value of the natural gas futures contracts is recorded as unrealized gain (loss) in other comprehensive income (loss).
In August 2017, PESCO entered into natural gas swap agreements associated with ARM's financial contracts to mitigate the risk of fluctuations in wholesale natural gas prices associated with 12.0 million Dts PESCO expects to purchase through January 2020. We accounted for these swap agreements as cash flow hedges, with a liability fair value of approximately $412,000. The change in fair value of the natural gas swap agreements is recorded as unrealized gain (loss) in other comprehensive income (loss).
The impact of PESCO's financial instruments that were not designated as hedges in our condensed consolidated financial statements for the nine months ended September 30, 2017 was $13,000, which was recorded as an increase in gas costs and is associated with 1.4 million Dts of natural gas. This presentation does not reflect the expected gains or losses arising from the underlying physical transactions associated with these financial instruments.

Hedging Activities in 2016
In 2016, Sharp entered into swap agreements to mitigate the risk of fluctuations in wholesale propane index prices associated with 4.8 million gallons expected to be purchased through September 2017. Under the swap agreements, Sharp would receive the difference between the index prices (Mont Belvieu prices in October 2016 through September 2017) and the swap prices of $0.5225 and $0.5650 per gallon, to the extent the index prices exceeded the swap prices. If the index prices were lower than the swap price, Sharp would pay the difference. Sharp received a total of approximately $193,000, which represented the difference between the index prices and swap prices during the months of October 2016 through September 2017. We had accounted for these swap agreements as cash flow hedges.
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
In January 2016, PESCO entered into a supplier agreement with Columbia Gas to provide natural gas supply for one of its local distribution customer pools. PESCO also assumed the obligation to store natural gas inventory to satisfy its obligations under the supplier agreement, which terminated on March 31, 2017. In conjunction with the supplier agreement, PESCO entered into natural gas futures contracts during the second quarter of 2016 in order to protect its natural gas inventory against market price fluctuations. We had previously accounted for these contracts as fair value hedges, with any ineffective portion being reported directly in earnings and offset by any associated gain (loss) on the inventory value being hedged. During the third quarter of 2016, we discontinued hedge accounting as the hedges were no longer highly effective. As of September 30, 2017, these contracts have all expired and are no longer reported on the balance sheet.

Commodity Contracts for Trading Activities
Shortly after the first quarter of 2017, Xeron wound down its operations. Xeron was previously engaged in trading activities using forward and futures contracts for propane and crude oil. These contracts were considered derivatives and were accounted for using the mark-to-market method of accounting. As of September 30, 2017, Xeron had no outstanding contracts that were accounted for as derivatives.
The following tables present information about the fair value and related gains and losses of our derivative contracts. We did not have any derivative contracts with a credit risk-related contingency. The fair values of the derivative contracts recorded in the condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016, are as follows:

		Fair Value As Of
(in thousands)	Balance Sheet Location	September 30, 2017	December 31, 2016
Derivatives not designated as hedging instruments
Propane swap agreements	Derivative assets, at fair value	$15	$8
Put options	Derivative assets, at fair value	—	9
Natural gas swap contracts	Derivative assets, at fair value	1	—
Derivatives designated as cash flow hedges
Natural gas futures contracts	Derivative assets, at fair value	—	113
Propane swap agreements	Derivative assets, at fair value	1,510	693
Total asset derivatives		$1,526	$823

	Liability Derivatives
		Fair Value As Of
(in thousands)	Balance Sheet Location	September 30, 2017	December 31, 2016
Derivatives not designated as hedging instruments
Natural gas futures contracts	Derivative liabilities, at fair value	$13	$773
Derivatives designated as cash flow hedges
Natural gas swap contracts	Derivative liabilities, at fair value	412	—
Natural gas futures contracts	Derivative liabilities, at fair value	1,307	—
Total liability derivatives		$1,732	$773
The effects of gains and losses from derivative instruments on the condensed consolidated financial statements are as follows:

		Amount of Gain (Loss) on Derivatives:
	Location of Gain	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	(Loss) on Derivatives	2017	2016	2017	2016
Derivatives not designated as hedging instruments
Realized gain on forward contracts and options (1)	Revenue	$—	$(231)	$112	$44
Unrealized gain (loss) on forward contracts (1)	Revenue	—	(2)	—	—
Natural gas futures contracts	Cost of sales	286	205	907	205
Propane swap agreements	Cost of sales	15	—	11	—
Natural gas swap contracts	Cost of sales	1	—	1	—
Derivatives designated as fair value hedges
Put /Call option (2)	Cost of sales	—	—	(9)	73
Natural gas futures contracts	Natural gas inventory	—	—	—	(233)
Derivatives designated as cash flow hedges
Propane swap agreements	Cost of sales	198	—	663	(364)
Propane swap agreements	Other comprehensive income	1,590	213	814	559
Natural gas futures contracts	Cost of sales	(852)	105	929	464
Natural gas futures contracts	Other comprehensive income (loss)	(1,296)	(123)	(1,420)	349
Natural gas swap agreements	Cost of sales	1	—	1	—
Natural gas swap agreements	Other comprehensive loss	(413)	—	(413)	—
Total		$(470)	$167	$1,596	$1,097

(1)	All of the realized and unrealized gain (loss) on forward contracts represents the effect of trading activities on our condensed consolidated statements of income.

(2)
As a fair value hedge with no ineffective portion, the unrealized gains and losses associated with this call option are recorded in cost of sales, offset by the corresponding change in the value of propane inventory (hedged item), which is also recorded in cost of sales. The amounts in cost of sales offset to zero, and the unrealized gains and losses of this put option effectively changed the value of propane inventory on the condensed consolidated balance sheets.

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

Financial Assets and Liabilities Measured at Fair Value
The following table summarizes our financial assets and liabilities that are measured at fair value on a recurring basis and the fair value measurements, by level, within the fair value hierarchy as of September 30, 2017 and December 31, 2016:

		Fair Value Measurements Using:
As of September 30, 2017	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Assets:
Investments—equity securities	$22	$22	$—	$—
Investments—guaranteed income fund	642	—	—	642
Investments—mutual funds and other	5,716	5,716	—	—
Total investments	6,380	5,738	—	642
Derivative assets	1,526	—	1,526	—
Total assets	$7,906	$5,738	$1,526	$642
Liabilities:
Derivative liabilities	$1,732	$—	$1,732	$—

		Fair Value Measurements Using:
As of December 31, 2016	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Assets:
Investments—equity securities	$21	$21	$—	$—
Investments—guaranteed income fund	561	—	—	561
Investments—mutual funds and other	4,320	4,320	—	—
Total investments	4,902	4,341	—	561
Derivative assets	823	—	823	—
Total assets	$5,725	$4,341	$823	$561
Liabilities:
Derivative liabilities	$773	$—	$773	$—

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

Level 2 Fair Value Measurements:
Derivative assets and liabilities — The fair values of forward contracts are measured using market transactions in either the listed or OTC markets. The fair value of the propane put/call options, swap agreements and natural gas futures contracts are measured using market transactions for similar assets and liabilities in either the listed or OTC markets.
Level 3 Fair Value Measurements:
Investments - guaranteed income fund — The fair values of these investments are recorded at the contract value, which approximates their fair value.
The following table sets forth the summary of the changes in the fair value of Level 3 investments for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
(in thousands)
Beginning Balance	$561	$279
Purchases and adjustments	76	120
Transfers	—	88
Distribution	(2)	(8)
Investment income	7	6
Ending Balance	$642	$485

Investment income from the Level 3 investments is reflected in other expense, (net) in the accompanying condensed consolidated statements of income.

At September 30, 2017, there were no non-financial assets or liabilities required to be reported at fair value. We review our non-financial assets for impairment at least on an annual basis, as required.
Other Financial Assets and Liabilities
Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other accrued liabilities and short-term debt. The fair value of cash and cash equivalents is measured using the comparable value in the active market and approximates its carrying value (Level 1 measurement). The fair value of short-term debt approximates the carrying value due to its short maturities and because interest rates approximate current market rates (Level 3 measurement). At September 30, 2017, long-term debt, including current maturities but excluding a capital lease obligation, had a carrying value of approximately $211.4 million. This compares to a fair value of approximately $224.2 million, using a discounted cash flow methodology that incorporates a market interest rate based on published corporate borrowing rates for debt instruments with similar terms and average maturities, and with adjustments for duration, optionality, and risk profile. At December 31, 2016, long-term debt, including the current maturities but excluding a capital lease obligation, had a carrying value of approximately $145.9 million, compared to the estimated fair value of approximately $161.5 million. The valuation technique used to estimate the fair value of long-term debt would be considered a Level 3 measurement.

13.	Long-Term Debt
Our outstanding long-term debt is shown below:

	September 30,	December 31,
(in thousands)	2017	2016
FPU secured first mortgage bonds (1) :
9.08% bond, due June 1, 2022	$7,981	$7,978
Uncollateralized senior notes:
6.64% note, due October 31, 2017	2,727	2,727
5.50% note, due October 12, 2020	8,000	8,000
5.93% note, due October 31, 2023	19,500	21,000
5.68% note, due June 30, 2026	26,100	29,000
6.43% note, due May 2, 2028	7,000	7,000
3.73% note, due December 16, 2028	20,000	20,000
3.88% note, due May 15, 2029	50,000	50,000
3.25% note, due April 30, 2032	70,000	—
Promissory notes	97	168
Capital lease obligation	2,425	3,471
Less: debt issuance costs	(446)	(291)
Total long-term debt	213,384	149,053
Less: current maturities	(12,136)	(12,099)
Total long-term debt, net of current maturities	$201,248	$136,954
(1) FPU secured first mortgage bonds are guaranteed by Chesapeake Utilities.
Shelf Agreements
In October 2015, we entered into the Prudential Shelf Agreement, under which we may request that Prudential purchase, through October 8, 2018, up to $150.0 million of Prudential Shelf Notes. The Prudential Shelf Notes have a fixed interest rate and a maturity date not to exceed 20 years from the date of issuance. Prudential is under no obligation to purchase any of the Prudential Shelf Notes. The interest rate and terms of payment of any series of the Prudential Shelf Notes will be determined at the time of purchase.
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
In March 2017, we entered into the MetLife Shelf Agreement and the NYL Shelf Agreement, under which we may request that MetLife and NYL, through March 2, 2020, purchase up to $150.0 million and $100.0 million, respectively, of our unsecured senior debt. The unsecured senior debt would have a fixed interest rate and a maturity date not to exceed 20 years from the date of issuance. MetLife and NYL are under no obligation to purchase any unsecured senior debt. The interest rate and terms of payment of any series of unsecured senior debt will be determined at the time of purchase. As of September 30, 2017, no unsecured senior debt has been issued under the MetLife and NYL Shelf Agreements.

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
Safe Harbor for Forward-Looking Statements
We make statements in this Quarterly Report on Form 10-Q that do not directly or exclusively relate to historical facts. Such statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. One can typically identify forward-looking statements by the use of forward-looking words, such as “project,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “continue,” “potential,” “forecast” or other similar words, or future or conditional verbs such as “may,” “will,” “should,” “would” or “could.” These statements represent our intentions, plans, expectations, assumptions and beliefs about future financial performance, business strategy, projected plans and objectives of the Company. Forward-looking statements speak only as of the date they are made or as of the date indicated and we do not undertake any obligation to update forward-looking statements as a result of new information, future event or otherwise. These statements are subject to many risks and uncertainties. In addition to the risk factors described under Item 1A, Risk Factors in our 2016 Annual Report on Form 10-K, the following important factors, among others, could cause actual future results to differ materially from those expressed in the forward-looking statements:

•
state and federal legislative and regulatory initiatives (including deregulation) that affect cost and investment recovery, have an impact on rate structures and affect the speed and degree of competition entering the electric and natural gas industries;

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

•	the ability to continue to hire, train and retain appropriately qualified personnel;

•	the effect of accounting pronouncements issued periodically by accounting standard-setting bodies;

•	the timing and success of technological improvements;

•	risks related to cyber-attacks that could disrupt our business operations or result in failure of information technology systems;

•	the impact of significant changes to current tax regulations and rates; and

•	the impact of future rate case proceedings.
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

Results of Operations for the Three and Nine Months ended September 30, 2017
Overview
Chesapeake Utilities Corporation is a Delaware corporation formed in 1947. We are a diversified energy company engaged, through our operating divisions and subsidiaries, in regulated energy, unregulated energy and other businesses. We operate primarily on the Delmarva Peninsula and in Florida, Pennsylvania and Ohio and provide natural gas distribution, transmission, supply, gathering, processing and marketing; electric distribution and generation; propane distribution; steam generation; and other energy-related services.
Operational Highlights
Our net income for the quarter ended September 30, 2017 was $6.8 million, or $0.42 per share. This represents an increase of $2.4 million, or $0.13 per share, compared to net income of $4.4 million, or $0.29 per share, reported for the same quarter in 2016. Operating income increased $4.1 million for the three months ended September 30, 2017.

	Three Months Ended
	September 30,		Increase
	2017	2016	(decrease)
(in thousands except per share)
Business Segment:
Regulated Energy segment	$15,168	$13,115	$2,053
Unregulated Energy segment	(989)	(3,080)	2,091
Other businesses and eliminations	60	121	(61)
Operating Income	$14,239	$10,156	$4,083
Other income (expense), net	239	(28)	267
Interest charges	3,321	2,722	599
Pre-tax Income	11,157	7,406	3,751
Income taxes	4,324	2,990	1,334
Net Income	$6,833	$4,416	$2,417
Earnings Per Share of Common Stock
Basic	$0.42	$0.29	$0.13
Diluted	$0.42	$0.29	$0.13

Key variances, between the third quarter of 2017 and the third quarter of 2016, included:

(in thousands, except per share data)	Pre-tax Income	Net Income	Earnings Per Share
Third Quarter of 2016 Reported Results	$7,406	$4,416	$0.29

Adjusting for unusual items:
Absence of Xeron's third quarter 2016 loss	545	334	0.02
Weather impact	(333)	(204)	(0.01)
	212	130	0.01
Increased Gross Margins:
Customer consumption (non-weather)	1,166	714	0.05
Implementation of new rates for Eastern Shore*	1,020	625	0.04
Retail propane margins	440	270	0.02
GRIP*	406	249	0.02
Natural gas growth (excluding service expansions)	347	213	0.01
Eight Flags' CHP plant	304	186	0.01
Pricing amendments to Aspire Energy's long-term agreements	291	178	0.01
Higher wholesale propane volumes and margins	271	166	0.01
	4,245	2,601	0.17
Decreased (Increased) Other Operating Expenses:
Higher depreciation, asset removal and property tax costs due to new capital investments	(1,710)	(1,047)	(0.07)
Lower outside services and facilities maintenance costs	1,678	1,028	0.07
Higher payroll expense	(913)	(559)	(0.04)
Lower benefit and other employee-related expenses	295	181	0.01
Eight Flags' operating expenses	293	179	0.01
	(357)	(218)	(0.02)

Net other changes	(349)	(96)	(0.01)
	(349)	(96)	(0.01)

EPS impact of increase in outstanding shares due to September 2016 offering	—	—	(0.02)
Third Quarter of 2017 Reported Results	$11,157	$6,833	$0.42

*See the Major Projects and Initiatives table.

Our net income for the nine months ended September 30, 2017 was $32.0 million, or $1.96 per share. This represents a decrease of $789,000, or $0.18 per share, compared to net income of $32.8 million, or $2.14 per share, reported for the same period in 2016. Operating income increased $303,000 for the nine months ended September 30, 2017.

	Nine Months Ended
	September 30,		Increase
	2017	2016	(decrease)
(in thousands except per share)
Business Segment:
Regulated Energy segment	$51,915	$52,660	$(745)
Unregulated Energy segment	10,504	9,267	1,237
Other businesses and eliminations	161	350	(189)
Operating Income	$62,580	$62,277	$303
Other expense, net	(643)	(68)	(575)
Interest charges	9,133	7,996	1,137
Pre-tax Income	52,804	54,213	(1,409)
Income taxes	20,781	21,401	(620)
Net Income	$32,023	$32,812	$(789)
Earnings Per Share of Common Stock
Basic	$1.96	$2.14	$(0.18)
Diluted	$1.96	$2.14	$(0.18)

Key variances, between the nine months ended 2017 and the nine months ended 2016, included:

(in thousands, except per share data)	Pre-tax Income	Net Income	Earnings Per Share
Nine Months Ended September 30, 2016 Reported Results	$54,213	$32,812	$2.14

Adjusting for unusual items:
Weather impact	(1,782)	(1,081)	(0.07)
Wind-down and absence of loss from Xeron operations	(341)	(207)	(0.01)
	(2,123)	(1,288)	(0.08)
Increased Gross Margins:
Eight Flags' CHP plant	4,721	2,863	0.19
Natural gas marketing	1,760	1,067	0.07
GRIP*	1,619	982	0.06
Natural gas growth (excluding service expansions)	1,574	955	0.06
Service expansions*	1,371	831	0.05
Pricing amendments to Aspire Energy's long-term agreements	1,143	693	0.04
Implementation of new rates for Eastern Shore*	1,020	619	0.04
Wholesale propane margins	728	441	0.03
Customer consumption (non-weather)	700	425	0.03
Implementation of Delaware Division settled rates	249	151	0.01
	14,885	9,027	0.58
Increased Other Operating Expenses:
Higher depreciation, asset removal and property tax costs due to new capital investments	(4,251)	(2,578)	(0.17)
Higher payroll expense	(3,074)	(1,864)	(0.12)
Eight Flags' operating expenses	(2,821)	(1,711)	(0.11)
Higher benefit and other employee-related expenses	(1,669)	(1,012)	(0.07)
Higher regulatory expenses associated with rate filings	(855)	(519)	(0.03)
Higher outside services and facilities maintenance costs	(318)	(193)	(0.01)
	(12,988)	(7,877)	(0.51)

Interest charges	(1,136)	(689)	(0.04)
Net other changes	(47)	38	(0.01)
	(1,183)	(651)	(0.05)

EPS impact of increase in outstanding shares due to September 2016 offering	—	—	(0.12)
Nine Months Ended September 30, 2017 Reported Results	$52,804	$32,023	$1.96

*See the Major Projects and Initiatives table.

Summary of Key Factors
Major Projects and Initiatives
The following table summarizes gross margin for our major projects and initiatives recently completed and initiatives currently underway, but which will be completed in the future. Gross margin reflects operating revenue less cost of sales, excluding depreciation, amortization and accretion (dollars in thousands):

	Gross Margin for the Period
	Three Months Ended			Nine Months Ended			Year Ended
	September 30,			September 30,			December 31,	Estimate for
	2017	2016	Variance	2017	2016	Variance	2016	2017	2018	2019
Major Projects and Initiatives Recently Completed
Capital Investment Projects	$9,807	$8,963	$844	$29,533	$21,822	$7,711	$29,819	$35,346	$31,814	$32,724
Eastern Shore Rate Case (1)	1,020	—	1,020	1,020	—	1,020	—	TBD	TBD	TBD
Settled Delaware Division Rate Case	431	469	(38)	1,596	1,347	249	1,487	2,250	2,250	2,250
Total Major Projects and Initiatives Recently Completed	11,258	9,432	1,826	32,149	23,169	8,980	31,306	37,596	34,064	34,974
Future Major Projects and Initiatives
Capital Investment Projects
2017 Eastern Shore System Expansion	—	—	—	—	—	—	—	126	9,313	15,799
Northwest Florida Expansion	—	—	—	—	—	—	—	—	3,484	5,127
Other Florida Pipeline Expansions	—	—	—	—	—	—	—	—	2,044	2,542
Total Future Major Projects and Initiatives	—	—	—	—	—	—	—	126	14,841	23,468
Total	$11,258	$9,432	$1,826	$32,149	$23,169	$8,980	$31,306	$37,722	$48,905	$58,442
(1) In January 2017, Eastern Shore filed a rate case with the FERC to recover the costs of the 2016 System Reliability Project and other investments and expenses associated with the expansion, reliability and safety initiatives completed by ESNG since its last rate settlement in 2012. Settlement discussions among Eastern Shore, intervenors and the FERC Staff are ongoing and future margin contributions will be provided once a settlement is finalized. For the third quarter of 2017, a portion of the increase in rates, implemented subject to refund in August 2017, has been recorded as revenue and the remainder has been reserved pending the settlement. See Note 3, Rates and Other Regulatory Activities, for additional information.

Major Projects and Initiatives Recently Completed
The following table summarizes gross margin generated by our major projects and initiatives recently completed (dollars in thousands):

	Gross Margin for the Period
	Three Months Ended			Nine Months Ended			Year Ended
	September 30,			September 30,			December 31,	Estimate for
	2017	2016	Variance	2017	2016	Variance	2016	2017	2018	2019
Capital Investment Projects:
Service Expansions:
Short-term contracts (Delaware)	$1,283	$3,080	$(1,797)	$5,140	$8,271	$(3,131)	$11,454	$5,642	$1,096	$1,096
Long-term contracts (Delaware)	2,793	862	1,931	7,089	2,587	4,502	1,815	7,611	7,605	7,583
Total Service Expansions	4,076	3,942	134	12,229	10,858	1,371	13,269	13,253	8,701	8,679
Florida GRIP	3,393	2,987	406	10,002	8,383	1,619	11,552	13,727	14,407	15,085
Eight Flags' CHP Plant	2,338	2,034	304	7,302	2,581	4,721	4,998	8,366	8,706	8,960
Total Capital Investment Projects	9,807	8,963	844	29,533	21,822	7,711	29,819	35,346	31,814	32,724
Eastern Shore Rate Case (1)	1,020	—	1,020	1,020	—	1,020	—	TBD	TBD	TBD
Settled Delaware Division Rate Case	431	469	(38)	1,596	1,347	249	1,487	2,250	2,250	2,250
Total Major Projects and Initiatives Recently Completed	$11,258	$9,432	$1,826	$32,149	$23,169	$8,980	$31,306	$37,596	$34,064	$34,974

(1) In January 2017, Eastern Shore filed a rate case with the FERC to recover the costs of the 2016 System Reliability Project and other investments and expenses associated with the expansion, reliability and safety initiatives completed by ESNG since its last rate settlement in 2012. Settlement discussions among Eastern Shore, intervenors and the FERC Staff are ongoing and future margin contributions will be provided once a settlement is finalized. For the third quarter of 2017, a portion of the increase in rates, implemented subject to refund in August 2017, has been recorded as revenue and the remainder has been reserved pending the settlement. See Note 3, Rates and Other Regulatory Activities, for additional information.

Service Expansions
In August 2014, Eastern Shore entered into a precedent agreement with an electric power generator in Kent County, Delaware, to provide a 20-year OPT 90 ≤ natural gas transmission service for 45,000 Dts/d deliverable to the lateral serving the customer's facility. In July 2016, the FERC authorized Eastern Shore to construct and operate the project, which consists of 5.4 miles of 16-inch pipeline looping and new compression capability in Delaware. Eastern Shore provided interim services to this customer pending construction of facilities. Construction of the project was completed, and long-term service commenced in March 2017. This service generated an additional gross margin of $106,000 during the nine months ended September 30, 2017 compared to the same period in 2016. There was no incremental margin change during the third quarter as the margin generated from the permanent services equated to the margin generated from providing interim services during the third quarter of 2016. This service is expected to generate gross margin of $7.0 million for 2017 and between $5.8 million and $7.8 million annually through the remaining term of the agreement.
In December 2015, the FERC approved Eastern Shore's application to make certain meter tube and control valve replacements and related improvements at its TETLP interconnect facilities to increase natural gas receipts from TETLP by 53,000 Dts/d, for a total capacity of 160,000 Dts/d. The project was completed and placed in service in March 2016. Approximately 35 percent of the increased capacity has been subscribed on a short-term firm service basis through October 2017. This service generated additional gross margin of $80,000 and $1.3 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The remaining capacity is available for firm or interruptible service.
GRIP
GRIP is a natural gas pipe replacement program approved by the Florida PSC, designed to expedite the replacement of qualifying distribution mains and services (any material other than coated steel or plastic) to enhance the reliability and integrity of the Florida natural gas distribution systems. This program allows recovery, through regulated rates, of capital and other program-related costs, inclusive of a return on investment, associated with the replacement of the mains and services. Since the program's inception in August 2012, we have invested $110.5 million to replace 240 miles of qualifying distribution mains, including $7.6 million during the first nine months of 2017. The increased investment in GRIP generated additional gross margin of $406,000 and $1.6 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016.
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
The CHP plant is powered by natural gas transported by FPU through its distribution system and by Peninsula Pipeline. For the three and nine months ended September 30, 2017, Eight Flags and other affiliates of Chesapeake Utilities generated $304,000 and $4.7 million, in additional gross margin as a result of these services that began in June 2016. This amount includes gross margin of $7,000 and $534,000, for the three and nine months ended September 30, 2017, respectively, attributable to natural gas distribution and transportation services provided to the CHP plant by Chesapeake Utilities' regulated affiliates.
System Reliability Project
In July 2016, the FERC authorized Eastern Shore to construct and operate the System Reliability Project, which consisted of approximately 10.1 miles of 16-inch pipeline looping and auxiliary facilities in New Castle and Kent Counties, Delaware, and a new compressor at its existing Bridgeville compressor station in Sussex County, Delaware. A 2.5 mile looping segment was completed and placed into service in December 2016. The remaining looping and the new compressor were completed and placed into service in the second quarter of 2017. This project was included in Eastern Shore's January 2017 base rate case filing with the FERC. We began to recover the project's costs in August 2017, coinciding with the proposed effectiveness of new rates, subject to refund pending final resolution of the base rate case.

Major Projects and Initiatives Currently Underway
Northwest Florida Expansion Project
Peninsula Pipeline and FPU's natural gas division are constructing a pipeline in Escambia County, Florida that will interconnect with FGT's pipeline. The project consists of 33 miles of 12-inch transmission line from the FGT interconnect that will be operated by Peninsula Pipeline and 8 miles of 8-inch lateral distribution lines that will be operated by Chesapeake Utilities' Florida natural gas division. We entered into agreements to serve two industrial customers and are currently marketing to other potential customers located close to the facilities. The estimated annual gross margin associated with this project, once in service, is approximately $5.1 million.

New Smyrna Beach, Florida Project
Peninsula Pipeline is constructing a pipeline in Volusia County, Florida that will interconnect with FGT's pipeline. The project consists of 14 miles of transmission line from the FGT interconnect that will be operated by Peninsula Pipeline and will serve FPU natural gas distribution customers. The estimated annual gross margin associated with this project, once in service, is approximately $1.4 million.
2017 Expansion Project
In May 2016, Eastern Shore submitted a request to the FERC to initiate the FERC's pre-filing process for its proposed 2017 Expansion Project. This project, which will expand Eastern Shore's firm service capacity by 26 percent, will provide 61,162 Dts/d of additional firm natural gas transportation service on Eastern Shore's pipeline system with an additional 52,500 Dts/d of firm transportation service at certain Eastern Shore receipt facilities pursuant to precedent agreements Eastern Shore entered into with existing customers. We expect to invest approximately $115.0 million in this expansion project, and for the project to generate approximately $15.8 million of gross margin in the first full year after the new transportation services go into effect. On October 4, 2017, the FERC issued a CP authorizing Eastern Shore to construct and operate the proposed 2017 expansion project.

Other major factors influencing gross margin

Weather and Consumption
Temperature variation in 2017 negatively impacted our earnings. Compared to the prior year, cooler temperatures in Florida during the third quarter of 2017, reduced gross margin by $333,000, and warmer temperatures in all of our service territories during the first nine months of 2017, reduced gross margin by $1.8 million, respectively. Warmer than normal temperatures for the quarter and nine months ended September 30, 2017 reduced gross margin by $193,000 and $4.3 million, respectively. The following table summarizes HDD and CDD variances from the 10-year average HDD/CDD ("Normal") for the three and nine months ended September 30, 2017 and 2016.

HDD and CDD Information

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	Variance	2017	2016	Variance
Delmarva
Actual HDD	16	11	5	2,262	2,590	(328)
10-Year Average HDD ("Delmarva Normal")	62	65	(3)	2,845	2,919	(74)
Variance from Delmarva Normal	(46)	(54)		(583)	(329)
Florida
Actual HDD	—	—	—	298	514	(216)
10-Year Average HDD ("Florida Normal")	—	—	—	602	553	49
Variance from Florida Normal	—	—		(304)	(39)
Ohio
Actual HDD	80	39	41	3,072	3,596	(524)
10-Year Average HDD ("Ohio Normal")	92	103	(11)	3,866	3,865	1
Variance from Ohio Normal	(12)	(64)		(794)	(269)
Florida
Actual CDD	1,526	1,679	(153)	2,606	2,792	(186)
10-Year Average CDD ("Florida CDD Normal")	1,542	1,523	19	2,579	2,548	31
Variance from Florida CDD Normal	(16)	156		27	244

Propane Operations
Our Florida and Delmarva propane distribution operations added $2.0 million and $1.4 million, in incremental margin for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. Higher volumes sold to retail customers and improved margins due to effective supply management activities generated $905,000 and $440,000, in incremental margin, for the three months ended September 30, 2017, respectively, compared to the same period in 2016 and higher service revenue added $187,000 in additional margin, during the quarter.

For the nine months ended September 2017, higher volumes sold to retail customers and improved margins due to effective supply management activities generated $142,000 and $121,000, in incremental margin, respectively, compared to the same period in 2016 and higher service revenue added $244,000, in additional margin during the period.

Wholesale propane margins increased, generating additional gross margin of $271,000 and $728,000 for the three and nine months ended September 30, 2017, respectively, due primarily to higher volumes sold and improved margins resulting from supply management activities.

PESCO
PESCO provides natural gas supply and supply management services to residential, commercial, industrial and wholesale customers. PESCO operates primarily in Florida, on the Delmarva Peninsula, in Ohio, and, as a result of the recent acquisition of certain operating assets of ARM, in western Pennsylvania. PESCO competes with regulated utilities and other unregulated third-party marketers to sell natural gas supplies directly to residential, commercial and industrial customers through competitively-priced contracts. PESCO does not currently own or operate any natural gas transmission or distribution assets but sells gas that is delivered to retail, commercial or wholesale customers through affiliated and non-affiliated local distribution company systems and transmission pipelines.
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
For the three months ended September 30, 2017, PESCO's gross margin increased by $56,000. For the nine months ended September 30, 2017, PESCO generated additional gross margin of $1.8 million compared to the same period in 2016, as a result of revenues from a supplier agreement with a customer in Ohio, which expired on March 31, 2017, as well as additional customers in Florida, partially offset by lower margin in the Mid-Atlantic region, primarily during the first quarter of 2017.
Xeron
As disclosed previously, Xeron's operations were wound down during the second quarter of 2017. As a result, Xeron did not generate an operating loss during the third quarter of 2017 and will not report operating results during the fourth quarter of 2017 or subsequent years. During the third quarter of 2016, Xeron generated a pre-tax loss of $486,000. On a year-to-date basis, Xeron's pre-tax operating loss increased by $375,000, compared to the same period in 2016, driven primarily by non-recurring employee severance costs and costs associated with the termination of leased office space in Houston, Texas. The Company does not anticipate incurring any additional costs that will have a material impact associated with winding down Xeron's operations.
Other Natural Gas Growth - Distribution Operations
In addition to service expansions, the natural gas distribution operations on the Delmarva Peninsula generated $379,000 and $1.0 million in additional gross margin for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016, due to an increase in residential, commercial and industrial customers served. The average number of residential customers on the Delmarva Peninsula increased by 3.7 percent and 3.8 percent during the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The natural gas distribution operations in Florida generated $187,000 and $1.2 million in additional gross margin for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016, due primarily to an increase in commercial and industrial customers in Florida.

Regulatory Proceedings
Delaware Division Rate Case
In December 2016, the Delaware PSC approved a settlement agreement, which, among other things, provided for an increase in our Delaware division revenue requirement of $2.25 million and a rate of return on common equity of 9.75 percent. The new authorized rates went into effect on January 1, 2017. For the three months ended September 30, 2017, compared to the same period in 2016, revenue decreased by $38,000, reflecting the variance between settled and interim rates. For the nine months ended September 30, 2017 compared to the same period in 2016, we recorded incremental revenue of approximately $249,000 related to the rate case. Any amounts collected through 2016 interim rates in excess of the respective portion of the $2.25 million were refunded to the ratepayers in March 2017.
Eastern Shore Rate Case
In January 2017, Eastern Shore filed a base rate proceeding with the FERC, as required by the terms of its 2012 rate case settlement agreement. Eastern Shore's proposed rates were based on the mainline cost of service of approximately $60.0 million, resulting in an overall requested revenue increase of approximately $18.9 million and a requested rate of return on common equity of 13.75 percent. The filing includes incremental rates for the White Oak Lateral Project and White Oak Mainline Expansion Project, which benefits a single customer. Eastern Shore also proposed to revise its depreciation rates and negative salvage rate based on the results of independent, third-party depreciation and negative salvage value studies. In March 2017, the FERC issued an order suspending the tariff rates for the usual five-month period.
On August 1, 2017, Eastern Shore implemented new rates, subject to refund based upon the outcome of the rate proceeding.  Eastern Shore recorded incremental revenue of approximately $1.0 million for the three and nine months ended September 30, 2017, and established a regulatory liability to reserve a portion of the total incremental revenues generated by the new rates until resolution of the rate case.  Settlement discussions continue with other parties to the case.
Investing for Future Growth
To support and continue our growth, we have expanded, and will continue to expand, our resources and capabilities. Eastern Shore previously expanded, and continues to significantly expand, its transmission system, which require additional staffing. We requested recovery of most of Eastern Shore's increased staffing costs in its 2017 rate case. Growth in non-regulated energy businesses, including Aspire Energy, PESCO and Eight Flags, also requires additional staff as well as corporate resources to support the increased level of business operations. Finally, to allow us to continue to identify and move growth initiatives forward and to assist in developing additional initiatives, staffing and resources have been added in our corporate shared services departments. For the three and nine months ended September 30, 2017, our staffing and associated costs increased by $617,000 and $4.7 million, respectively, or three percent and nine percent, respectively, compared to the same periods in 2016. We are prudently managing the pace and magnitude of the investments being made, while ensuring that we appropriately expand our human resources and systems capabilities to capitalize on future growth opportunities.

Regulated Energy Segment

For the quarter ended September 30, 2017 compared to the quarter ended September 30, 2016

	Three Months Ended
	September 30,		Increase
	2017	2016	(decrease)
(in thousands)
Revenue	$69,703	$70,019	$(316)
Cost of sales	22,794	24,644	(1,850)
Gross margin	46,909	45,375	1,534
Operations & maintenance	21,149	22,912	(1,763)
Depreciation & amortization	7,338	6,346	992
Other taxes	3,254	3,002	252
Other operating expenses	31,741	32,260	(519)
Operating income	$15,168	$13,115	$2,053
Operating income for the Regulated Energy segment for the three months ended September 30, 2017 was $15.2 million, an increase of $2.1 million compared to the same period in 2016. The increased operating income resulted from increased gross margin of $1.5 million and a decrease in operating expenses of $519,000.
Gross Margin
Items contributing to the quarter-over-quarter increase of $1.5 million, or 3.4 percent, in gross margin are listed in the following table:

(in thousands)
Gross margin for the three months ended September 30, 2016	$45,375
Factors contributing to the gross margin increase for the three months ended September 30, 2017:
Implementation of Eastern Shore rates	1,020
Additional Revenue from GRIP in Florida	406
Natural gas growth (excluding service expansions)	347
Other	(239)
Gross margin for the three months ended September 30, 2017	$46,909
The following is a narrative discussion of the significant items in the foregoing table, which we believe is necessary to understand the information disclosed in the table.
Implementation of Eastern Shore Rates
Eastern Shore generated additional gross margin of $1.0 million from the implementation of new rates as a result of its rate case filing. See Note 3, Rates and Other Regulatory Activities, to the condensed consolidated financial statements for additional details.
Additional Revenue from GRIP in Florida
Increased investment in GRIP generated additional gross margin of $406,000 for the three months ended September 30, 2017, compared to the same period in 2016.
Natural Gas Growth (excluding service expansions)
Increased gross margin of $347,000 from other growth in natural gas (excluding service expansions) was generated primarily from the following:

•
$379,000 from a four-percent increase in the average number of residential customers in the Delmarva natural gas distribution operations, as well as growth in the number of commercial and industrial customers;

•	$187,000 from Florida natural gas customer growth, due primarily to new services to commercial and industrial customers; and

•	which were partially offset by $219,000 in decreased margin from Eastern Shore's interruptible services.

Other Operating Expenses
Other operating expenses decreased by $519,000. The significant factors contributing to the decrease in other operating expenses included:

•	$1.6 million in lower costs related to outside services and facilities and maintenance costs, due primarily to lower consulting and service contractor costs;

•	$437,000 in lower benefits and employee-related costs (since we are self-insured for healthcare, benefits costs fluctuate depending upon filed claims);

•	$1.4 million in higher depreciation, asset removal and property tax costs associated with recent capital investments.

For the Nine Months Ended September 30, 2017 compared to the nine months ended September 30, 2016

	Nine Months Ended
	September 30,		Increase
	2017	2016	(decrease)
(in thousands)
Revenue	$238,353	$226,630	$11,723
Cost of sales	87,206	81,184	6,022
Gross margin	151,147	145,446	5,701
Operations & maintenance	67,869	64,673	3,196
Depreciation & amortization	21,365	18,909	2,456
Other taxes	9,998	9,204	794
Other operating expenses	99,232	92,786	6,446
Operating income	$51,915	$52,660	$(745)
Operating income for the Regulated Energy segment for the nine months ended September 30, 2017 was $51.9 million, a decrease of $745,000 compared to the same period in 2016. The decreased operating income was due to an increase in gross margin of $5.7 million, offset by higher operating expenses of $6.4 million. Of the total $6.4 million increase in operating expenses, $4.7 million is associated with Eastern Shore's recently completed projects as well as initiatives underway.
Gross Margin
Items contributing to the period-over-period increase of $5.7 million, or 3.9 percent, in gross margin are listed in the following table:

(in thousands)
Gross margin for the nine months ended September 30, 2016	$145,446
Factors contributing to the gross margin increase for the nine months ended September 30, 2017:
Additional revenue from GRIP in Florida	1,619
Natural gas growth (excluding service expansions)	1,574
Service expansions	1,371
Customer consumption - weather and other	(1,249)
Implementation of Eastern Shore rates	1,020
Service to Eight Flags	534
Implementation of Delaware Division Rates	249
Other	583
Gross margin for the nine months ended September 30, 2017	$151,147
The following is a narrative discussion of the significant items in the foregoing table, which we believe is necessary to understand the information disclosed in the table.
Additional Revenue from GRIP in Florida
Increased investment in GRIP generated additional gross margin of $1.6 million for the nine months ended September 30, 2017, compared to the same period in 2016.

Natural Gas Growth (Excluding Service Expansions)
Increased gross margin of $1.6 million from growth (excluding service expansions) was generated primarily from the following:

•	$1.2 million from Florida natural gas customer growth, due primarily to new services to commercial and industrial customers; and

•
$1.0 million from a four-percent increase in the average number of residential customers in the Delmarva natural gas distribution operations, as well as growth in the number of commercial and industrial customers.

Service Expansions
Eastern Shore generated increased gross margin of $1.4 million from natural gas service expansions related to short-term firm service that commenced in March 2016. Following certain measurement and related improvements to Eastern Shore's interconnect with TETLP, Eastern Shore's natural gas receipt capacity from TETLP increased by 53,000 Dts/d, for a total capacity of 160,000 Dts/d. The remaining capacity is available for firm or interruptible service.
Customer Consumption - Weather and Other
Gross margin decreased by $1.2 million from lower customer consumption of electricity and natural gas, due primarily to warmer temperatures in Florida and on the Delmarva Peninsula. Because Maryland and Sandpiper Energy rates include a weather normalization adjustment for residential heating and smaller commercial heating customers, these operations experienced minimal impact from the warmer weather during the first nine months of 2017.
Implementation of Eastern Shore Rates
Eastern Shore generated additional gross margin of $1.0 million from implementation of new rates as a result of its rate case filing. See Note 3, Rates and Other Regulatory Activities, to the condensed consolidated financial statements for additional details.
Service to Eight Flags
We generated additional gross margin of $534,000 in the nine months ended September 30, 2017, compared to the same period in 2016, from new natural gas transmission and distribution services provided by our affiliates to Eight Flags' CHP plant.
Implementation of Delaware Division Rates
Our Delaware Division generated additional gross margin of $249,000 as a result of the settlement of the rate case. See Note 3, Rates and Other Regulatory Activities, to the condensed consolidated financial statements for additional details.
Other Operating Expenses
Other operating expenses increased by $6.4 million. The significant components of the increase in other operating expenses included:

•	$3.5 million in higher depreciation, asset removal and property tax costs associated with recent capital investments;

•	$1.6 million in higher payroll expenses for addition personnel to support growth;

•	$855,000 in increased regulatory expenses, due primarily to costs associated with Eastern Shore’s rate case filing in 2017; and

•	$722,000 in higher benefits and employee-related costs in 2017 (since we are self-insured for healthcare, benefits costs fluctuate depending upon claims filed).

Unregulated Energy Segment

For the quarter ended September 30, 2017 compared to the quarter ended September 30, 2016

	Three Months Ended
	September 30,		Increase
	2017	2016	(decrease)
(in thousands)
Revenue	$64,688	$42,042	$22,646
Cost of sales	51,416	31,840	19,576
Gross margin	13,272	10,202	3,070
Operations & maintenance	11,460	10,975	485
Depreciation & amortization	2,001	1,840	161
Other taxes	800	467	333
Total operating expenses	14,261	13,282	979
Operating loss	$(989)	$(3,080)	$2,091

Operating loss for the Unregulated Energy segment for the three months ended September 30, 2017 was $989,000, compared to the operating loss of $3.1 million for same period in 2016. The decreased operating loss was due to an increase in gross margin of $3.1 million, which was offset by a $1.0 million increase in operating expenses.
Gross Margin
Items contributing to the quarter-over-quarter increase of $3.1 million in gross margin are listed in the following table:

(in thousands)
Gross margin for the three months ended September 30, 2016	$10,202
Factors contributing to the gross margin increase for the three months ended September 30, 2017:
Customer Consumption - Weather and Other	1,165
Retail Propane Margins	440
Eight Flags' CHP Plant	297
Pricing Amendments to Aspire Energy's Long-Term Agreements	291
Wholesale Propane Margins	271
Wind-down of Xeron operations	233
Other	373
Gross margin for the three months ended September 30, 2017	$13,272

The following is a narrative discussion of the significant items in the foregoing table, which we believe is necessary to understand the information disclosed in the table.
Customer Consumption - Weather and Other
Gross margin increased by $1.2 million, due primarily to increased sales volumes of propane to wholesale and retail customers on the Delmarva Peninsula and higher retail propane sales volumes in Florida due primarily to the timing of deliveries.
Retail Propane Margins
Gross margin increased by $440,000, due primarily to favorable supply management activities.
Eight Flags
Eight Flags' CHP plant, which commenced operations in June 2016, generated $297,000 in additional gross margin due primarily to Eight Flags being fully on-line in the third quarter of 2017.
Pricing Amendments to Aspire Energy Long-Term Agreements
An increase in gross margin of $291,000 was due to pricing amendments to long-term sales agreements.

Wholesale Propane Margins
Gross margin increased by $271,000, due primarily to favorable supply management activities for the Delmarva propane distribution operations.
Xeron
The absence of the prior year operating loss increased gross margin by $233,000.
Other Operating Expenses
Other operating expenses increased by $1.0 million. The significant components of the increase in other operating expenses included:

•	$730,000 in higher staffing and associated costs for additional personnel to support growth (since we are self-insured for healthcare, benefits costs fluctuate depending upon claims filed);

•	$347,000 in higher depreciation, amortization and property tax costs due to increased capital investments and amortization of intangible assets acquired through acquisitions in 2017; and

•	$293,000 in expenses associated with the incremental margin from Eight Flags

For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

	Nine Months Ended
	September 30,		Increase
	2017	2016	(decrease)
(in thousands)
Revenue	$220,462	$136,361	$84,101
Cost of sales	166,635	90,981	75,654
Gross margin	53,827	45,380	8,447
Operations & maintenance	34,971	30,136	4,835
Depreciation & amortization	5,833	4,512	1,321
Other taxes	2,519	1,465	1,054
Total operating expenses	43,323	36,113	7,210
Operating income	$10,504	$9,267	$1,237
Operating income for the Unregulated Energy segment for the nine months ended September 30, 2017 was $10.5 million, an increase of $1.2 million compared to the same period in 2016. The increased operating income was due to an increase in gross margin of $8.4 million, which was partially offset by a $7.2 million increase in operating expenses.
Gross Margin
Items contributing to the period-over-period increase of $8.4 million in gross margin are listed in the following table:

(in thousands)
Gross margin for the nine months ended September 30, 2016	$45,380
Factors contributing to the gross margin increase for the nine months ended September 30, 2017:
Eight Flags' CHP plant	4,186
Natural Gas Marketing	1,760
Pricing Amendments to Aspire Energy's Long-Term Agreements	1,143
Propane Wholesale Sales	728
Customer consumption - weather and other	168
Other	462
Gross margin for the nine months ended September 30, 2017	$53,827

The following is a narrative discussion of the significant items in the foregoing table, which we believe is necessary to understand the information disclosed in the table.
Eight Flags
Eight Flags' CHP plant, which commenced operations in June 2016, generated $4.2 million in additional gross margin.

Natural Gas Marketing
PESCO generated additional gross margin of $1.8 million for the nine months ended September 30, 2017 compared to the same period in 2016. The increase in gross margin was generated primarily from providing natural gas to approximately 40,000 end users within one customer pool pursuant to the supplier agreement with Columbia Gas, which expired on March 31, 2017, as well as an increase in commercial and industrial customers served in Florida, offset by lower gross margin in the Mid-Atlantic region.
Pricing Amendments to Aspire Energy's Long-Term Agreements
An increase in gross margin of $1.1 million was due to favorable pricing amendments to long-term sales agreements, which generated $1.6 million in gross margin, offset by the absence of a one-time management fee of $560,000 paid to Aspire Energy by CGC in the first quarter of 2016.
Wholesale Propane Margins
Gross margin increased by $728,000, due primarily to favorable supply management activities for the Delmarva propane distribution operations.
Customer Consumption - Weather and Other
Gross margin increased by $168,000, due primarily to higher sales of propane as a result of timing of deliveries for our propane distributions operations, coupled with increased demand for propane in Florida due to weather conditions in the third quarter of 2017. This was partially offset by the impact of warmer weather primarily during the first three months of 2017.
Other Operating Expenses
Other operating expenses increased by $7.2 million. The significant components of the increase in other operating expenses included:

•	$2.8 million in higher operating expenses by Eight Flags' CHP plant in support of the margin generated;

•	$1.5 million in higher payroll costs for additional personnel to support growth;

•	$950,000 in higher benefits and employee-related costs in 2017 (since we are self-insured for healthcare, benefits costs fluctuate depending upon claims filed);

•	$800,000 in higher depreciation expense, of which $424,000 relates to a credit adjustment in 2016 recorded in conjunction with the final valuation for Aspire Energy; and

•	$350,000 in higher outside services costs associated primarily with growth and ongoing compliance activities.

OTHER INCOME (EXPENSE), NET
For the quarter ended September 30, 2017 compared to the quarter ended September 30, 2016
Other income (expense), net, which includes non-operating investment income (expense), interest income, late fees charged to customers and gains or losses from the sale of assets, increased by $267,000 in the third quarter of 2017, compared to the same period in 2016, due primarily to the gain from the sale of assets within our unregulated energy businesses.
For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2017
Other income (expense), net, which includes non-operating investment income (expense), interest income, late fees charged to customers and gains or losses from the sale of assets, decreased by $575,000 for the first nine months of 2017, compared to the same period in 2016, due partly to costs associated with the termination of a lease for Xeron partially offset by the gain from the sale of assets within our unregulated energy businesses.

INTEREST CHARGES
For the quarter ended September 30, 2017 compared to the quarter ended September 30, 2016
Interest charges for the three months ended September 30, 2017 increased by $599,000, compared to the same period in 2016, attributable to an increase of $410,000 in interest on long-term debt, largely as a result of the issuance of the Prudential Shelf Notes in April 2017, and an increase of $266,000 in interest on higher short-term borrowings.

For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016
Interest charges for the nine months ended September 30, 2017 increased by $1.1 million, compared to the same period in 2016, attributable to an increase of $691,000 in interest on higher short-term borrowings and an increase of $618,000 in interest on long-term debt, largely as a result of the issuance of the Prudential Shelf Notes in April 2017.

INCOME TAXES
For the quarter ended September 30, 2017 compared to the quarter ended September 30, 2016
Income tax expense was $4.3 million for the three months ended September 30, 2017, compared to $3.0 million in the same period in 2016. The increase in income tax expense was due primarily to an increase in our operating results. Our effective income tax rate was 38.8 percent and 40.4 percent, for the three months ended September 30, 2017 and 2016, respectively.

For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2017
Income tax expense was $20.8 million for the nine months ended September 30, 2017, compared to $21.4 million in the same period in 2016. The decrease in income tax expense was due primarily to a decrease in our operating results. Our effective income tax rate was 39.4 percent and 39.5 percent, for the nine months ended September 30, 2017 and 2016, respectively.

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
Capital expenditures for investments in new or acquired plant and equipment are our largest capital requirements. Our capital expenditures were $132.4 million for the nine months ended September 30, 2017.
We originally budgeted $260.3 million for capital expenditures during 2017, and we currently project capital expenditures of approximately $214.7 million in 2017. Our current forecast by segment and by business line is shown below:

2017
(dollars in thousands)
Regulated Energy:
Natural gas distribution	$76,771
Natural gas transmission	93,737
Electric distribution	10,768
Total Regulated Energy	181,276
Unregulated Energy:
Propane distribution	10,458
Other unregulated energy	16,417
Total Unregulated Energy	26,875
Other:
Corporate and other businesses	6,507
Total Other	6,507
Total 2017 Capital Expenditures	$214,658
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
The following table presents our capitalization, excluding and including short-term borrowings, as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
(in thousands)
Long-term debt, net of current maturities	$201,248	30%	$136,954	23%
Stockholders’ equity	463,820	70%	446,086	77%
Total capitalization, excluding short-term debt	$665,068	100%	$583,040	100%

	September 30, 2017		December 31, 2016
(in thousands)
Short-term debt	$203,098	23%	$209,871	26%
Long-term debt, including current maturities	213,384	24%	149,053	19%
Stockholders’ equity	463,820	53%	446,086	55%
Total capitalization, including short-term debt	$880,302	100%	$805,010	100%
Included in the long-term debt balances at September 30, 2017 and December 31, 2016, was a capital lease obligation associated with Sandpiper's capacity, supply and operating agreement (at September 30, 2017, $1.0 million excluding current maturities and $2.4 million including current maturities, and, at December 31, 2016, $2.1 million excluding current maturities and $3.5 million including current maturities). At the closing of the ESG acquisition in May 2013, Sandpiper entered into this agreement, which has a six-year term. The capacity portion of this agreement is accounted for as a capital lease.
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
For larger revenue-generating capital projects, we will seek to align, as much as feasible, any long-term debt or equity issuance(s) with the commencement of service and associated earnings. In addition, the exact timing of any long-term debt or equity issuance(s) will be based on market conditions.
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
In March 2017, we entered into the MetLife Shelf Agreement and NYL Shelf Agreement, under which we may request that MetLife and NYL, through March 2, 2020, purchase up to $150.0 million and $100.0 million, respectively, of our unsecured senior debt at a fixed interest rate and with a maturity date not to exceed 20 years from the date of issuance. MetLife and NYL are under no obligation to purchase any unsecured senior debt. The interest rate and terms of payment of any series of unsecured senior debt will be determined at the time of purchase. As of September 30, 2017, no unsecured notes have been issued under either the MetLife Shelf Agreement or the NYL Shelf Agreement.
Short-term Borrowings
Our outstanding short-term borrowings at September 30, 2017 and December 31, 2016 were $203.1 million and $209.9 million, respectively. The weighted average interest rates for our short-term borrowings were 1.96 percent and 1.49 percent, for the nine months ended September 30, 2017 and 2016, respectively.
We utilize bank lines of credit to provide funds for our short-term cash needs to meet seasonal working capital requirements and to temporarily fund portions of the capital expenditure program. As of September 30, 2017, we had four unsecured bank credit facilities with three financial institutions totaling $180.0 million in available credit.
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
Cash Flows
The following table provides a summary of our operating, investing and financing cash flows for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30,
	2017	2016
(in thousands)
Net cash provided by (used in):
Operating activities	$98,372	$85,733
Investing activities	(141,453)	(109,730)
Financing activities	42,289	22,678
Net decrease in cash and cash equivalents	(792)	(1,319)
Cash and cash equivalents—beginning of period	4,178	2,855
Cash and cash equivalents—end of period	$3,386	$1,536
Cash Flows Provided By Operating Activities
Changes in our cash flows from operating activities are attributable primarily to changes in net income, adjusted for non-cash items such as changes in deferred income taxes, depreciation and working capital. Changes in working capital are determined by a variety of factors, including weather, the prices of natural gas, electricity and propane, the timing of customer collections, payments for purchases of natural gas, electricity and propane, and deferred fuel cost recoveries.

During the nine months ended September 30, 2017 and 2016, net cash provided by operating activities was $98.4 million and $85.7 million, respectively, resulting in an increase in cash flows of $12.6 million. Significant operating activities generating the cash flows change were as follows:

•
Net income, adjusted for reconciling activities, increased cash flows by $17.9 million, due primarily to an increase in deferred income taxes as a result of the availability and utilization of bonus depreciation in the first nine months of 2017, which resulted in a higher book-to-tax timing difference and higher non-cash adjustments for depreciation and amortization related to increased investing activities.

•	Changes in income taxes receivable decreased cash flows by $18.7 million, due to lower tax refunds during the first nine months of 2017 compared to the same period in 2016.

•
Changes in net accounts receivable and accrued revenue and accounts payable and accrued liabilities increased cash flows by $14.1 million, due primarily to higher revenues and the timing of the receipt of customer payments as well as the timing of payments to vendors.

•
Net cash flows from changes in other inventories decreased by approximately $6.1 million, due primarily to additional pipes and other construction inventory purchases, which increased the levels of our inventory.

•	Changes in net regulatory assets and liabilities increased cash flows by $4.3 million, due primarily to changes in GRIP and fuel costs collected through the various cost recovery mechanisms.

•	Changes in net prepaid expenses and other current assets, customer deposits and refunds, other assets and liabilities and accrued compensation increased cash flows by $1.2 million.
Cash Flows Used in Investing Activities
Net cash used in investing activities totaled $141.5 million and $109.7 million during the nine months ended September 30, 2017 and 2016, respectively, resulting in a decrease in cash flows of $31.8 million. Significant investing activities generating the cash flows change were as follows:

•	Cash paid for capital expenditures increased by $20.5 million to $130.1 million for the first nine months of 2017, compared to $109.6 million for the same period in 2016.

•	Net cash of $11.7 million was used to acquire ARM and Chipola during the first nine months of 2017; there were no corresponding transactions in 2016.
Cash Flows Used in Financing Activities
Net cash provided in financing activities totaled $42.3 million and $22.7 million during the nine months ended September 30, 2017 and 2016, respectively. The increase in net cash used in financing activities for the nine months ended September 30, 2017 resulted primarily from the following:

•
We received $69.8 million in net cash proceeds from the issuance of the Prudential Shelf Notes, and we paid $2.9 million more in scheduled long-term debt principal payments and capital lease obligations payments.

•	Net cash flows decreased by $57.3 million from proceeds related to the issuance of common stock during the third quarter of 2016.

•
Net repayments under our line of credit arrangements of $3.8 million for the nine months ended September 30, 2017, compared to net repayments of $21.4 million for the same period in 2016, increased cash flows by $17.6 million. Change in cash overdrafts decreased cash flows by $5.5 million.

•	We paid $14.8 million in cash dividends for the nine months ended September 30, 2017, compared to $13.0 million for the nine months ended September 30, 2016.
Off-Balance Sheet Arrangements
We have issued corporate guarantees to certain vendors of our subsidiaries, primarily PESCO. These corporate guarantees provide for the payment of natural gas purchases in the event of default. PESCO has never defaulted on its obligations to pay its suppliers. The liabilities for these purchases are recorded in our financial statements when incurred. The aggregate amount guaranteed at September 30, 2017 was $71.9 million, with the guarantees expiring on various dates through September 2018.
We have issued letters of credit totaling $5.8 million related to the electric transmission services for FPU's northwest electric division, the firm transportation service agreement between TETLP and our Delaware and Maryland divisions, and to our current and previous primary insurance carriers. These letters of credit have various expiration dates through June 2018. There have been no draws on these letters of credit as of September 30, 2017. We do not anticipate that the letters of credit will be drawn upon by the counterparties, and we expect that they will be renewed to the extent necessary in the future. Additional information is presented in Note 5, Other Commitments and Contingencies in the condensed consolidated financial statements.

Contractual Obligations
There has been no material change in the contractual obligations presented in our 2016 Annual Report on Form 10-K, except for long-term debt, commodity purchase obligations and forward contracts entered into in the ordinary course of our business. The following table summarizes long-term debt, commodity and forward contract obligations at September 30, 2017:

	Payments Due by Period
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
(in thousands)
Long-term debt (1)	$10,698	$24,226	$40,700	$135,800	$211,424
Purchase obligations - Commodity (2)	47,069	1,693	—	—	48,762
Total	$57,767	$25,919	$40,700	$135,800	$260,186

(1)	Excludes capital lease obligation, debt issuance costs and unamortized debt discount of $1,960.

(2)
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

Rates and Regulatory Matters
Our natural gas distribution operations in Delaware, Maryland and Florida and electric distribution operation in Florida are subject to regulation by the respective state PSC; Eastern Shore is subject to regulation by the FERC; and Peninsula Pipeline is subject to regulation by the Florida PSC. At September 30, 2017, we were involved in regulatory matters in each of the jurisdictions in which we operate. Our significant regulatory matters are fully described in Note 3, Rates and Other Regulatory Activities, to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
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
Long-term debt is subject to potential losses based on changes in interest rates. Our long-term debt at September 30, 2017, consists of fixed-rate Senior Notes and $8.0 million of fixed-rate secured debt. We evaluate whether to refinance existing debt or permanently refinance existing short-term borrowings based in part on the fluctuation in interest rates. Additional information about our long-term debt is disclosed in Note 13, Long-term Debt, in the condensed consolidated financial statements.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and Chief Financial Officer of Chesapeake Utilities, with the participation of other Company officials, have evaluated our “disclosure controls and procedures” (as such term is defined under Rules 13a-15(e) and 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2017. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2017, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
Period	Purchased	per Share	or Programs (2)	or Programs (2)
July 1, 2017 through July 31, 2017 (1)	387	$75.75	—	—
August 1, 2017 through August 31, 2017	—	$—	—	—
September 1, 2017 through September 30, 2017	—	$—	—	—
Total	387	$75.75	—	—

(1)
Chesapeake Utilities purchased shares of stock on the open market for the purpose of reinvesting the dividend on deferred stock units held in the Rabbi Trust accounts for certain Directors and Senior Executives under the Deferred Compensation Plan. The Deferred Compensation Plan is discussed in detail in Item 8 under the heading “Notes to the Consolidated Financial Statements—Note 16, Employee Benefit Plans” in our latest Annual Report on Form 10-K for the year ended December 31, 2016. During the quarter ended September 30, 2017, 387 shares were purchased through the reinvestment of dividends on deferred stock units.

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
Date: November 9, 2017

