Form 10-Q
period 2018-06-30
CHESAPEAKE UTILITIES CORP
filed 2018-08-09
CIK 19745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2018
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Common Stock, par value $0.4867 — 16,378,545 shares outstanding as of July 31, 2018.

GLOSSARY OF DEFINITIONS
ARM: ARM Energy Management, LLC, a natural gas supply and supply management company servicing commercial and industrial customers in Western Pennsylvania, which sold certain natural gas marketing assets to PESCO in August 2017
ASC: Accounting Standards Codification issued by the FASB
Aspire Energy: Aspire Energy of Ohio, LLC, a wholly-owned subsidiary of Chesapeake Utilities
ASU: Accounting Standards Update issued by the FASB
AutoGas: Alliance AutoGas, a national consortium of companies, of which Sharp is a member, providing an industry-leading complete program for fleets interested in shifting from gasoline to clean-burning propane
CDD: Cooling degree-day, which is a measure of the variation in weather based on the extent to which the daily average temperature (from 10:00 am to 10:00 am) is above 65 degrees Fahrenheit
Central Gas: Central Gas Company of Okeechobee, Incorporated, a propane distribution provider in Southeast Florida, which sold certain assets to Flo-gas in December 2017
CGC: Consumer Gas Cooperative, an Ohio natural gas cooperative
CGS: Community Gas Systems
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
Peninsula Pipeline: Peninsula Pipeline Company, Inc., Chesapeake Utilities' wholly-owned Florida intrastate pipeline subsidiary
PESCO: Peninsula Energy Services Company, Inc., Chesapeake Utilities' wholly-owned natural gas marketing subsidiary
PNC: PNC Bank, National Association, the administrative agent and primary lender for our Revolver
Prudential: Prudential Investment Management Inc., an institutional investment management firm, with which we have entered into the Prudential Shelf Agreement
Prudential Shelf Agreement: An agreement entered into by Chesapeake Utilities and Prudential pursuant to which Chesapeake Utilities may request that Prudential purchase, through October 7, 2018, up to $150.0 million of Prudential Shelf Notes at a fixed interest rate and with a maturity date not to exceed 20 years from the date of issuance
Prudential Shelf Notes: Unsecured senior promissory notes issuable under the Prudential Shelf Agreement
PSC: Public Service Commission, which is the state agency that regulates the rates and services provided by Chesapeake Utilities’ natural gas and electric distribution operations in Delaware, Maryland and Florida and Peninsula Pipeline in Florida
RAP: Remedial Action Plan, which is a plan that outlines the procedures taken or being considered in removing contaminants from a MGP formerly owned by Chesapeake Utilities or FPU
Rayonier: Rayonier Performance Fibers, LLC, the company that owns the property on which Eight Flags' CHP plant is located, and a customer of the steam generated by the CHP plant
Retirement Savings Plan: Chesapeake Utilities' qualified 401(k) retirement savings plan
Revolver: Our unsecured revolving credit facility with the Lenders
Sandpiper: Sandpiper Energy, Inc., Chesapeake Utilities' wholly-owned subsidiary, which provides a tariff-based distribution service to customers in Worcester County, Maryland
Sanford Group: FPU and other responsible parties involved with the Sanford MGP site
SEC: U.S. Securities and Exchange Commission
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
(in thousands, except shares and per share data)
Operating Revenues
Regulated Energy	$70,504	$70,996	$179,897	$168,650
Unregulated Energy and other	66,160	54,088	196,123	141,594
Total Operating Revenues	136,664	125,084	376,020	310,244
Operating Expenses
Regulated Energy cost of sales	20,010	24,167	68,241	64,411
Unregulated Energy and other cost of sales	49,393	40,505	149,219	101,260
Operations	36,281	30,013	68,983	62,502
Maintenance	3,619	3,403	7,211	6,634
Gain from a settlement	(130)	(130)	(130)	(130)
Depreciation and amortization	9,839	9,094	19,543	17,906
Other taxes	4,404	3,971	9,299	8,501
Total Operating Expenses	123,416	111,023	322,366	261,084
Operating Income	13,248	14,061	53,654	49,160
Other expense, net	(262)	(1,002)	(194)	(1,703)
Interest charges	3,881	3,073	7,545	5,811
Income Before Income Taxes	9,105	9,986	45,915	41,646
Income taxes	2,718	3,940	12,674	16,456
Net Income	$6,387	$6,046	$33,241	$25,190
Weighted Average Common Shares Outstanding:
Basic	16,369,641	16,340,665	16,360,540	16,329,009
Diluted	16,417,082	16,382,207	16,410,061	16,373,038
Earnings Per Share of Common Stock:
Basic	$0.39	$0.37	$2.03	$1.54
Diluted	$0.39	$0.37	$2.03	$1.54
Cash Dividends Declared Per Share of Common Stock	$0.3700	$0.3250	$0.6950	$0.6300
The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
(in thousands)
Net Income	$6,387	$6,046	$33,241	$25,190
Other Comprehensive Income (Loss), net of tax:
Employee Benefits, net of tax:
Amortization of prior service cost, net of tax of $(5), $(8), $(11) and $(16), respectively	(14)	(12)	(28)	(23)
Net gain, net of tax of $41, $69, $80 and $145, respectively	108	101	217	194
Cash Flow Hedges, net of tax:
Unrealized gain (loss) on commodity contract cash flow hedges, net of tax of $429, $(554), $(327) and $(362), respectively	1,061	(875)	(728)	(537)
Total Other Comprehensive Income (Loss), net of tax	1,155	(786)	(539)	(366)
Comprehensive Income	$7,542	$5,260	$32,702	$24,824
The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

Assets	June 30, 2018	December 31, 2017
(in thousands, except shares and per share data)
Property, Plant and Equipment
Regulated Energy	$1,174,407	$1,073,736
Unregulated Energy	216,125	210,682
Other businesses and eliminations	30,170	27,699
Total property, plant and equipment	1,420,702	1,312,117
Less: Accumulated depreciation and amortization	(287,942)	(270,599)
Plus: Construction work in progress	101,904	84,509
Net property, plant and equipment	1,234,664	1,126,027
Current Assets
Cash and cash equivalents	4,512	5,614
Trade and other receivables (less allowance for uncollectible accounts of $1,076 and $936, respectively)	53,419	77,223
Accrued revenue	12,353	22,279
Propane inventory, at average cost	6,597	8,324
Other inventory, at average cost	4,791	12,022
Regulatory assets	13,330	10,930
Storage gas prepayments	4,365	5,250
Income taxes receivable	6,420	14,778
Prepaid expenses	5,162	13,621
Derivative assets, at fair value	534	1,286
Other current assets	4,560	7,260
Total current assets	116,043	178,587
Deferred Charges and Other Assets
Goodwill	19,604	19,604
Other intangible assets, net	4,277	4,686
Investments, at fair value	7,486	6,756
Regulatory assets	76,427	75,575
Other assets	4,440	3,699
Total deferred charges and other assets	112,234	110,320
Total Assets	$1,462,941	$1,414,934

The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

Capitalization and Liabilities	June 30, 2018	December 31, 2017
(in thousands, except shares and per share data)
Capitalization
Stockholders’ equity
Preferred stock, par value $0.01 per share (authorized 2,000,000 shares), no shares issued and outstanding	$—	$—
Common stock, par value $0.4867 per share (authorized 50,000,000 shares)	7,971	7,955
Additional paid-in capital	255,356	253,470
Retained earnings	250,377	229,141
Accumulated other comprehensive loss	(5,718)	(4,272)
Deferred compensation obligation	3,782	3,395
Treasury stock	(3,782)	(3,395)
Total stockholders’ equity	507,986	486,294
Long-term debt, net of current maturities	241,596	197,395
Total capitalization	749,582	683,689
Current Liabilities
Current portion of long-term debt	9,977	9,421
Short-term borrowing	235,288	250,969
Accounts payable	60,769	74,688
Customer deposits and refunds	32,018	34,751
Accrued interest	1,891	1,742
Dividends payable	6,060	5,312
Accrued compensation	7,953	13,112
Regulatory liabilities	22,194	6,485
Derivative liabilities, at fair value	886	6,247
Other accrued liabilities	11,495	10,273
Total current liabilities	388,531	413,000
Deferred Credits and Other Liabilities
Deferred income taxes	143,147	135,850
Regulatory liabilities	141,499	140,978
Environmental liabilities	8,090	8,263
Other pension and benefit costs	28,996	29,699
Deferred investment tax credits and other liabilities	3,096	3,455
Total deferred credits and other liabilities	324,828	318,245
Environmental and other commitments and contingencies (Note 5 and 6)
Total Capitalization and Liabilities	$1,462,941	$1,414,934
The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2018	2017
(in thousands)
Operating Activities
Net income	$33,241	$25,190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,543	17,906
Depreciation and accretion included in other costs	4,428	3,939
Deferred income taxes	7,668	12,034
Realized loss on commodity contracts/sale of assets/investments	3,857	2,223
Unrealized (gain) loss on investments/commodity contracts	(114)	184
Employee benefits and compensation	456	819
Share-based compensation	2,247	812
Other, net	(23)	(17)
Changes in assets and liabilities:
Accounts receivable and accrued revenue	32,230	26,862
Propane inventory, storage gas and other inventory	9,844	(2,543)
Regulatory assets/liabilities, net	11,035	4,255
Prepaid expenses and other current assets	11,523	2,129
Accounts payable and other accrued liabilities	(26,152)	(280)
Income taxes receivable	8,358	8,500
Customer deposits and refunds	(2,733)	1,487
Accrued compensation	(5,196)	(3,876)
Other assets and liabilities, net	(1,860)	(3,254)
Net cash provided by operating activities	108,352	96,370
Investing Activities
Property, plant and equipment expenditures	(126,811)	(88,627)
Proceeds from sales of assets	323	185
Environmental expenditures	(173)	(135)
Net cash used in investing activities	(126,661)	(88,577)
Financing Activities
Common stock dividends	(10,301)	(9,636)
(Purchase) issuance of stock under the Dividend Reinvestment Plan	(328)	421
Tax withholding payments related to net settled stock compensation	(1,210)	(692)
Change in cash overdrafts due to outstanding checks	632	(2,370)
Net repayment under line of credit agreements and short-term borrowing under the Revolver	(16,313)	(61,910)
Proceeds from long-term debt and long-term borrowing under the Revolver	74,916	69,800
Repayment of long-term debt, long-term borrowing under the Revolver and capital lease obligation	(30,189)	(5,165)
Net cash provided (used) in financing activities	17,207	(9,552)
Net Decrease in Cash and Cash Equivalents	(1,102)	(1,759)
Cash and Cash Equivalents—Beginning of Period	5,614	4,178
Cash and Cash Equivalents—End of Period	$4,512	$2,419
The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock (1)
(in thousands, except shares and per share data)	Number of Shares(2)	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation	Treasury Stock	Total
Balance at December 31, 2016	16,303,499	$7,935	$250,967	$192,062	$(4,878)	$2,416	$(2,416)	$446,086
Net income	—	—	—	58,124	—	—	—	58,124
Other comprehensive income	—	—	—	—	606	—	—	606
Dividend declared ($1.28 per share)	—	—	—	(21,045)	—	—	—	(21,045)
Dividend reinvestment plan	10,771	5	730	—	—	—	—	735
Stock issuance	—	—	(10)	—	—	—	—	(10)
Share-based compensation and tax benefit (3)(4)	30,172	15	1,783	—	—	—	—	1,798
Treasury stock activities	—	—	—	—	—	979	(979)	—
Balance at December 31, 2017	16,344,442	7,955	253,470	229,141	(4,272)	3,395	(3,395)	486,294
Net income	—	—	—	33,241	—	—	—	33,241
Cumulative effect of the adoption of ASU 2014-09	—	—	—	(1,498)	—	—	—	(1,498)
Reclassification upon the adoption of ASU 2018-02	—	—	—	907	(907)	—	—	—
Other comprehensive loss	—	—	—	—	(539)	—	—	(539)
Dividend declared ($0.6950 per share)	—	—	—	(11,414)	—	—	—	(11,414)
Dividend reinvestment plan	—	—	(2)	—	—	—	—	(2)
Share-based compensation and tax benefit (3) (4)	34,103	16	1,888	—	—	—	—	1,904
Treasury stock activities	—	—	—	—	—	387	(387)	—
Balance at June 30, 2018	16,378,545	$7,971	$255,356	$250,377	$(5,718)	$3,782	$(3,782)	$507,986

(1)
2,000,000 shares of preferred stock at $0.01 par value have been authorized. None has been issued or is outstanding; accordingly, no information has been included in the statements of stockholders’ equity.

(2)	Includes 96,204 and 90,961 shares at June 30, 2018 and December 31, 2017, respectively, held in a Rabbi Trust related to our Deferred Compensation Plan.

(3)	Includes amounts for shares issued for directors’ compensation.

(4)
The shares issued under the SICP are net of shares withheld for employee taxes. For the six months ended June 30, 2018, and for the year ended December 31, 2017, we withheld 16,918 and 10,269 shares, respectively, for taxes.

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

ARM, Chipola and Central Gas Asset Acquisitions
In August 2017, PESCO acquired certain natural gas marketing assets of ARM. The acquired assets complement PESCO’s existing asset portfolio and expanded our regional footprint and retail demand in a market where we had existing pipeline capacity and wholesale liquidity.  We accounted for the purchase of these assets as a business combination and initially recorded goodwill of $6.8 million, within our Unregulated Energy segment. In connection with the acquisition, we initially recorded a contingent consideration liability of $2.5 million, based on the acquired business achieving a gross margin target in 2018. During the second quarter of 2018, we identified certain known information as of the acquisition date that was not considered in our original assessment and would have resulted in no contingent consideration liability being initially recorded. Therefore, we reversed the originally-recorded contingent liability and reduced goodwill by $2.5 million. We have similarly revised the condensed consolidated balance sheet as of December 31, 2017. These revisions are considered immaterial to our condensed consolidated financial statements. The contingent liability will be re-evaluated each reporting period in 2018. However, our current assessment is that no contingent consideration will be paid.

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
The revenue and net income from these acquisitions that were included in our condensed consolidated statements of income for the three and six months ended June 30, 2018, were not material. The amounts recorded in conjunction with our acquisitions are preliminary and subject to adjustment based on additional valuations performed during the measurement period.

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

This standard requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. The guidance also requires a number of disclosures regarding the nature, amount, timing, and uncertainty of revenue and the related cash flows. See Note 3, Revenue Recognition, for additional information.

The following highlights the impact of the adoption of ASC 606 on our condensed consolidated income statements for the three and six months ended June 30, 2018 and condensed consolidated balance sheet as of June 30, 2018:

	Three months ended June 30, 2018			Six months ended June 30, 2018
Income statement	As Reported	Without Adoption of ASC 606	Effect of Change Higher (Lower)	As Reported	Without Adoption of ASC 606	Effect of Change Higher (Lower)
(in thousands)
Regulated Energy operating revenues	$70,504	$70,728	$(224)	$179,897	$180,780	$(883)
Regulated Energy cost of sales	20,010	20,139	(129)	68,241	68,942	(701)
Depreciation and amortization	9,839	9,832	7	19,543	19,521	22
Income before income taxes	9,105	9,207	(102)	45,915	46,119	(204)
Income taxes	2,718	2,746	(28)	12,674	12,733	(59)
Net income	6,387	6,461	(74)	33,241	33,386	(145)

	As of June 30, 2018
Balance sheet	As Reported	Without Adoption of ASC 606	Effect of Change Higher (Lower)
(in thousands)
Assets
Accrued revenues	$12,353	$13,659	$(1,306)
Other assets	$4,440	$4,777	$(337)

Capitalization
Retained earnings	$250,377	$248,734	$1,643

The primary impact of the adoption of ASC 606 on our income statement was the delayed recognition of approximately $204,000 in revenue in the first six months of 2018 to future years and a cumulative adjustment that decreased retained earnings and other assets by $1.6 million at June 30, 2018, associated with a long-term firm transmission contract with an industrial customer.
Compensation-Retirement Benefits (ASC 715) - In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post Retirement Benefit Cost. Under this guidance, employers are required to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit costs are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The update allows for capitalization of the service cost component when applicable. We adopted ASU 2017-07 on January 1, 2018 and applied the changes in the presentation of the service cost and other components of net benefit costs, retrospectively. Aside from changes in presentation, implementation of this standard did not have a material impact on our financial position or results of operations.
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
Income Statement - Reporting Comprehensive Income (ASC 220) - In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA. We adopted ASU 2018-02 on January 1, 2018 and reclassified stranded tax effects from accumulated other comprehensive loss related to our employee benefit plans and commodity contract cash flows hedges. Implementation of this new standard did not have a material impact on our financial position and results of operations. See Note 8, Stockholders' Equity, for additional information.
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
Intangibles-Goodwill (ASC 350) - In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. ASU 2017-04 will be effective for our annual and interim financial statements beginning January 1, 2020, although early adoption is permitted. The amendments included in this ASU are to be applied prospectively. We believe that implementation of this new standard will not have a material impact on our financial position or results of operations.
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

Compensation - Stock Compensation (ASC 718) - In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 will be effective for our annual and interim financial statements beginning January 1, 2019, although early adoption is permitted. We believe that implementation of this new standard will not have a material impact on our financial position or results of operations.

2.	Calculation of Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
(in thousands, except shares and per share data)
Calculation of Basic Earnings Per Share:

Net Income	$6,387	$6,046	$33,241	$25,190
Weighted average shares outstanding	16,369,641	16,340,665	16,360,540	16,329,009
Basic Earnings Per Share	$0.39	$0.37	$2.03	$1.54

Calculation of Diluted Earnings Per Share:
Reconciliation of Numerator:
Net Income	$6,387	$6,046	$33,241	$25,190
Reconciliation of Denominator:
Weighted shares outstanding—Basic	16,369,641	16,340,665	16,360,540	16,329,009
Effect of dilutive securities—Share-based compensation	47,441	41,542	49,521	44,029
Adjusted denominator—Diluted	16,417,082	16,382,207	16,410,061	16,373,038
Diluted Earnings Per Share	$0.39	$0.37	$2.03	$1.54

3.     Revenue Recognition

We recognize revenue when our performance obligations under contracts with customers have been satisfied, which generally occurs when our businesses have delivered or transported natural gas, electricity or propane to customers. We exclude sales taxes and other similar taxes from the transaction price. Typically, our customers pay for the goods and/or services we provide in the month following the satisfaction of our performance obligation.

The following table displays our revenue by major source based on product and service type for the three months ended June 30, 2018:

	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Energy distribution
Florida natural gas division	$6,317	$—	$—	$6,317
Delaware natural gas division	11,882	—	—	11,882
FPU electric distribution	18,362	—	—	18,362
FPU natural gas distribution	18,281	—	—	18,281
Maryland natural gas division	4,001	—	—	4,001
Sandpiper	4,367	—	—	4,367
Total energy distribution	63,210	—	—	63,210

Energy transmission
Aspire Energy	—	5,854	—	5,854
Eastern Shore	14,502	—	—	14,502
Peninsula Pipeline	2,968	—	—	2,968
Total energy transmission	17,470	5,854	—	23,324

Energy generation
Eight Flags	—	4,230	—	4,230

Propane delivery
Delmarva Peninsula propane delivery	—	15,264	—	15,264
Florida propane delivery	—	4,942	—	4,942
Total propane delivery	—	20,206	—	20,206

Energy services
PESCO	—	48,798	—	48,798

Other and eliminations
Eliminations	(10,176)	(3,248)	(10,379)	(23,803)
Other	—	505	194	699
Total other and eliminations	(10,176)	(2,743)	(10,185)	(23,104)

Total operating revenues (1)	$70,504	$76,345	$(10,185)	$136,664
(1) Includes other revenue (revenues from sources other than contracts with customers) of $(356,000) and $82,000 for our Regulated and Unregulated Energy segments, respectively. The sources of other revenues include revenue from alternative revenue programs related to weather normalization for Maryland division and Sandpiper and late fees.

The following table displays our revenue by major source based on product and service type for the six months ended June 30, 2018:

	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Energy distribution
Florida natural gas division	$12,180	$—	$—	$12,180
Delaware natural gas division	43,954	—	—	43,954
FPU electric distribution	37,103	—	—	37,103
FPU natural gas distribution	41,494	—	—	41,494
Maryland natural gas division	14,673	—	—	14,673
Sandpiper	13,331	—	—	13,331
Total energy distribution	162,735	—	—	162,735

Energy transmission
Aspire Energy	—	17,931	—	17,931
Eastern Shore	30,100	—	—	30,100
Peninsula Pipeline	5,065	—	—	5,065
Total energy transmission	35,165	17,931	—	53,096

Energy generation
Eight Flags	—	8,608	—	8,608

Propane delivery
Delmarva Peninsula propane delivery	—	60,735	—	60,735
Florida propane delivery	—	11,576	—	11,576
Total propane delivery	—	72,311	—	72,311

Energy services
PESCO	—	130,357	—	130,357

Other and eliminations
Eliminations	(18,003)	(8,494)	(25,976)	(52,473)
Other	—	999	387	1,386
Total other and eliminations	(18,003)	(7,495)	(25,589)	(51,087)

Total operating revenues (1)	$179,897	$221,712	$(25,589)	$376,020
(1) Includes other revenue (revenues from sources other than contracts with customers) of $(945,000) and $155,000 for our Regulated and Unregulated Energy segments, respectively. The sources of other revenues include revenue from alternative revenue programs related to weather normalization for Maryland division and Sandpiper and late fees.

Regulated Energy segment
The businesses within our Regulated Energy segment are regulated utilities whose operations and customer contracts are subject to rates approved by the state PSC or the FERC.
Our energy distribution operations deliver natural gas or electricity to customers and we bill the customers for both the delivery of natural gas or electricity and the related commodity, where applicable. In most jurisdictions, our customers are also required to purchase the commodity from us, although certain customers in some jurisdictions may purchase the commodity from a third-party retailer (in which case we provide delivery service only). We consider the delivery of natural gas or electricity and/or the related commodity sale as one performance obligation because the commodity and its delivery are highly interrelated with two-way dependency on one another. Our performance obligation is satisfied over time as natural gas or electricity is delivered and consumed by the customer. We recognize revenues based on monthly meter readings, which are based on the quantity of natural gas or electricity used and the approved rates. We accrue unbilled revenues for natural gas and electricity that have been delivered, but not yet billed, at the end of an accounting period to the extent that billing and delivery do not coincide.

Revenues for Eastern Shore are based on rates approved by the FERC. The FERC has also authorized Eastern Shore to negotiate rates above or below the FERC-approved maximum rates, which customers can elect as an alternative to the FERC-approved maximum rates. Eastern Shore's services can be firm or interruptible. Firm services are offered on a guaranteed basis and are available at all times unless prevented by force majeure or other permitted curtailments. Interruptible customers receive service only when there is available capacity or supply. Our performance obligation is satisfied over time as we deliver natural gas to the customers' locations. We recognize revenues based on meter readings at the end of the month, which are based on capacity used or reserved and the fixed monthly charge.

Peninsula Pipeline is engaged in natural gas intrastate transmission to third-party customers and certain affiliates in the State of Florida. Our performance obligation is satisfied over time as the natural gas is transported to customers. We recognize revenue based on rates approved by the Florida PSC and the capacity used or reserved. Since we bill customers at the end of each month, we do not have any unbilled revenue.

Unregulated Energy segment
Revenues generated from the Unregulated Energy segment are not subject to any federal, state, or local pricing regulations. Aspire Energy primarily sources gas from hundreds of conventional producers and performs gathering and processing functions to maintain the quality and reliability of its gas for its wholesale customers. Aspire Energy's performance obligation is satisfied over time as natural gas is delivered to its customers. Aspire Energy recognizes revenue based on the deliveries of natural gas at contractually agreed upon rates (which are based upon an established monthly index price and a monthly operating fee, as applicable). For natural gas customers, we accrue unbilled revenues for natural gas that has been delivered, but not yet billed, at the end of an accounting period to the extent that billing and delivery do not coincide with the end of the accounting period.
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
PESCO provides natural gas supply and asset management services to customers (including affiliates of Chesapeake Utilities) located primarily in Florida, the Delmarva Peninsula, and the Appalachian Basin. PESCO's performance obligation is satisfied over time as natural gas is delivered to its customers. PESCO recognizes revenue over time based on customer meter readings, on a monthly basis. We accrue unbilled revenues for natural gas that has been delivered, but not yet billed, at the end of an accounting period to the extent that billing and delivery do not coincide with the end of the accounting period.

Contract balances
The timing of revenue recognition, customer billings and cash collections results in trade receivables, unbilled receivables (contract assets), and customer advances (contract liabilities) in our consolidated balance sheets. The opening and closing balances of our trade receivables, contract assets, and contract liabilities are as follows:

	Trade Receivables	Contract Assets (Non-current)	Contract Liabilities (Current)
in thousands
Balance at 12/31/2017	$74,962	$1,270	$407
Balance at 6/30/2018	51,511	1,967	175
Increase (decrease)	$(23,451)	$697	$(232)

Our trade receivables are included in trade and other receivables in the condensed consolidated balance sheets. Our non-current contract assets are included in other assets in the condensed consolidated balance sheet and relate to operations and maintenance costs incurred by Eight Flags that have not yet been recovered through rates for the sale of electricity to our electric distribution operation pursuant to a long-term service agreement.

At times, we receive advances or deposits from our customers before we satisfy our performance obligation, resulting in contract liabilities. At June 30, 2018 and December 31, 2017, we had a contract liability, which was included in other accrued liabilities in the condensed consolidated balance sheet, of $175,000 and $407,000, respectively, and which relates to non-refundable prepaid fixed fees for our Delmarva Peninsula propane delivery operation's retail offerings. Our performance obligation is satisfied over the term of the respective retail offering plan on a ratable basis. For the three and six months ended June 30, 2018, we recognized revenue of $84,000 and $336,000, respectively.

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
Delaware
Effect of the TCJA on rate payers: As a result of the enactment of the TCJA, the Delaware PSC issued an order requiring all rate-regulated utilities to file estimates of the impact of the TCJA on their cost of service for the most recent test year available (including new rate schedules). The order also required utilities to propose procedures for changing rates to reflect those impacts on or before March 31, 2018. Our Delaware Division filed the requisite reports with the Delaware PSC on March 30, 2018. Subsequently, the Delaware Division filed an updated report reflecting the impact of the TCJA on May 31, 2018. If, after reviewing the required filing, the Delaware PSC determines to reduce our rates, it will open a new docket and establish a procedural schedule for conducting an evidentiary hearing regarding the impacts of the TCJA on our operations and existing rates.
In addition, on February 1, 2018, the Delaware PSC issued an order requiring Delaware rate-regulated public utilities to accrue regulatory liabilities reflecting the jurisdictional revenue requirement impacts of changes in the federal corporate income tax laws. In compliance with this order, we have established a regulatory liability to reflect the estimated impacts of the changes in the federal corporate income tax rate. We believe that the ultimate impact of the TCJA on rates charged by our Delaware Division will not have a material effect on our financial position or results of operations.
Underserved Area Rates: In December 2017, we filed an application for approval of natural gas expansion service offerings. We requested authorization to utilize existing expansion area tariff rates to serve customers located outside of the current Sussex County, Delaware expansion area boundaries that cannot be economically served under the regular tariff rates. In June 2018, we reached a settlement agreement with the relevant parties, which allows us to utilize higher rates for areas outside of our existing expansion area. The settlement agreement was presented before the Delaware PSC at its public meeting on July 10, 2018, where it was unanimously passed.
CGS: In June 2018, we filed with the Delaware PSC an application requesting approval of the acquisition and subsequent conversion of propane CGS to natural gas located within our territory. We requested the establishment of regulatory accounting treatment and valuation of the acquisition of certain CGS, approval of a methodology to set new distribution rates for CGS customers and approval of a new system-wide tariff rate that will recover CGS conversion costs. The Delaware PSC has not reached a decision as of the date of this filing.
Maryland Division and Sandpiper
Effect of the TCJA on rate payers: The Maryland PSC issued an order requiring all Maryland public utilities whose rates are explicitly grossed-up for income taxes to track the impacts of the TCJA beginning January 1, 2018. The order required utilities to: (a) apply regulatory accounting treatment, which includes the use of regulatory assets and liabilities, for all impacts of the TCJA; (b) file an explanation of the expected effects of the TCJA on their expenses and revenues; and (c) explain when and how they expect to pass on to their customers the net results of those effects. We established a regulatory liability to reflect the impacts of the changes in the federal corporate income tax rate in compliance with the Maryland PSC’s order. In addition, our Maryland Division and Sandpiper made compliance filings that included preliminary estimates of the annual impact of the change in the statutory federal income tax rate from 35 percent to 21 percent. In April 2018, the Maryland PSC ordered both the Maryland Division and Sandpiper to implement reduced rates effective May 1, 2018 reflecting the impact of the TCJA. We implemented a one-time bill credit for the regulatory liability established for the refunds and issued the refunds to customers in June. We must also submit an informational filing to the Maryland PSC within 60 days of the refund payment date. Additionally, pursuant to the Maryland PSC’s order, if in the future the Maryland Division or Sandpiper identify any additional tax savings, we must submit an additional filing to the Maryland PSC in order to return those savings to customers as soon as possible. We believe that the ultimate impact of the TCJA on rates charged by our Maryland Division and Sandpiper will not have a material effect on our financial position or results of operations.
Florida
Florida Electric Reliability/Modernization Pilot Program: In July 2017, FPU’s electric division filed a petition with the Florida PSC requesting approval to include $15.2 million of certain capital project expenditures in its rate base and to adjust its base rates accordingly. These expenditures are designed to improve the stability and safety of the electric system, while enhancing the capability of FPU’s electrical grid. An interconnection project with FPL, which enables FPU to mitigate fuel costs for its electric customers, was included in the $15.2 million capital project expenditures. In December 2017, the Florida PSC approved this petition, effective January 1, 2018. The settlement agreement prescribed the methodology for adjusting the new rates based on the lower federal income tax rate and the process and methodology regarding the refund of deferred income taxes, reclassified as a regulatory liability, as a result of the TCJA. We have established a regulatory liability to reflect the impacts of the changes in the federal corporate income tax rate in compliance with the settlement agreement.
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
Effect of the TCJA on ratepayers: The Office of Public Counsel filed a petition requesting that the Florida PSC establish a general docket to investigate and adjust rates for all investor-owned utilities related to the passage of the TCJA. The Florida PSC issued a Memorandum with a recommendation that, if utilities do not agree to a January 1, 2018 effective date, then the effective date should be February 6, 2018. On January 30, 2018, the Florida PSC scheduled informal meetings between its staff and interested persons to discuss the impact of the TCJA. Hearings for Florida’s electric utilities are tentatively scheduled for the first quarter of 2019 and hearings for the natural gas utilities are tentatively scheduled for the fourth quarter of 2018.

In December 2017, the Florida PSC issued an order regarding the limited proceeding for FPU's electric division, which prescribes the applicability, timing and treatment of the implications of the TCJA, as discussed above. In June, each of our Florida natural gas operations filed a petition and testimony in support of the disposition of the impacts created by the TCJA. We believe that the ultimate impact of the TCJA on rates charged by FPU's electric division and our Florida natural gas operations will not have a material effect on our financial position or results of operations.
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
In October 2017, the FERC issued a CP authorizing Eastern Shore to construct the expansion facilities. The estimated cost of the 2017 Expansion Project is approximately $117.0 million. Eastern Shore submitted its Implementation Plan in October 2017, addressing the actions Eastern Shore will undertake to meet the environmental conditions set forth in the FERC's order.
In December 2017, the TETLP interconnect upgrade was placed into service. In June 2018, the Fair Hill Loop in Chester County, Pennsylvania and Cecil County, Maryland was placed into service. With the exception of some minor facilities, the remaining segments of the 2017 Expansion Project are expected to be placed into service in various phases during the remainder of 2018.
2017 Rate Case Filing: In January 2017, Eastern Shore filed a base rate proceeding with the FERC, as required by the terms of its 2012 rate case settlement agreement. Eastern Shore based its proposed rates on the mainline cost of service of approximately $60.0 million resulting in an overall requested revenue increase of approximately $18.9 million and a requested rate of return on common equity of 13.75 percent. In March 2017, the FERC issued an order suspending the tariff rates for the usual five-month period.
In August 2017, Eastern Shore implemented new rates, subject to refund, based on the outcome of the rate proceeding.  Eastern Shore recorded incremental revenue of approximately $3.7 million for the year ended December 31, 2017, and established a regulatory liability to reserve a portion of the total incremental revenues generated by the new rates until the rate case settlement is approved by the FERC and customers receive refunds according to the terms of the settlement agreement. Eastern Shore filed an uncontested settlement agreement and a motion to place interim settlement rates into effect beginning on January 1, 2018. The FERC approved the settlement agreement in February 2018, and it became final in March 2018. Exclusive of the TCJA impact, base rates would have increased, on an annual basis, by approximately $9.8 million.
Effect of the TCJA on ratepayers: In March 2018, Eastern Shore filed with the FERC its revised base rates, reflecting the change in its federal corporate income tax rate. These adjusted base rates became effective April 1, 2018 and will generate approximately $6.6 million, on an annual basis. Any excess accumulated deferred income tax balances will flow back to customers over the period determined in the next rate case, absent any transition rule included in the TCJA or other statutes or rules that would govern the flow-back period. In April 2018, Eastern Shore refunded to its customers, with interest, the difference between the proposed rates and the settlement rates. The refund to customers also reflected the difference in rates due to the impact of the TCJA.
In March 2018, the FERC issued a Notice of Proposed Rulemaking that proposed a process to determine which jurisdictional natural gas pipelines may be collecting unjust and unreasonable rates in light of the recent reduction in the corporate income tax rate in the TCJA and changes to the FERC’s income tax allowance policies following the United Airlines, Inc. v. FERC decision. The Notice of Proposed Rulemaking proposed requiring interstate natural gas pipelines to provide an informational filing to allow the FERC to evaluate the impact of the TCJA on the pipelines’ revenue requirement. In April 2018, Eastern Shore filed comments in this proceeding requesting confirmation that Eastern Shore is not required to provide an informational filing because it has already implemented lower rates in accordance with the settlement agreement in its 2017 rate case approved by the FERC. In July 2018, the FERC issued a final rule, which largely adopted the process proposed in the Notice of Proposed Rulemaking requiring all interstate natural gas companies to file an informational filing for the purpose of evaluating the impact of the TCJA and the United Airlines, Inc. v. FERC decision on interstate natural gas pipelines’ revenue requirements. The final rule provides that an individual pipeline has the option to request a waiver if the pre-March 2018 settlement justifies not adjusting its rates at this time. We plan to file such a request. We believe that the ultimate resolution of this matter will not have a material effect on Eastern Shore’s financial position or results of operations.

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
As of June 30, 2018, we had approximately $9.5 million in environmental liabilities related to FPU’s MGP sites in Key West, Pensacola, Sanford and West Palm Beach, Florida. FPU has approval to recover, from insurance and from customers through rates, up to $14.0 million of its environmental costs related to its MGP sites. Approximately $11.3 million has been recovered as of June 30, 2018, leaving approximately $2.7 million in regulatory assets for future recovery of environmental costs from FPU’s customers.
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
Remedial actions approved by the FDEP have been implemented on the east parcel of the site. We expect to implement similar remedial actions on other remaining portions, including the anticipated demolition of buildings on the site's west parcel in 2018.

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
			FPU's remaining remediation expenses, including attorneys' fees and costs, are anticipated to be less than $10,000.	Yes
Florida	Winter Haven	Remediation is ongoing.	Not expected to exceed $425,000, which includes costs of implementing institutional controls at the site.	Yes
Delaware	Seaford	Proposed plan for implementation approved by the DNREC in July 2017. Site assessment is ongoing.	Between $273,000 and $465,000.	Yes
Maryland	Cambridge	Currently in discussions with the MDE.	Unable to estimate.	N/A

6.	Other Commitments and Contingencies
Natural Gas, Electric and Propane Supply
We have entered into contractual commitments, with various expiration dates, to purchase natural gas, electricity and propane from various suppliers. In 2017, our Delmarva Peninsula natural gas distribution operations entered into asset management agreements with PESCO to manage their natural gas transportation and storage capacity. The agreements were effective as of April 1, 2017, and each has a three-year term, expiring on March 31, 2020. Previously, the Delaware PSC approved PESCO to serve as an asset manager with respect to our Delaware Division.
In May 2013, Sandpiper entered into a capacity, supply and operating agreement with EGWIC to purchase propane over a six-year term ending in May 2019. Sandpiper's current annual commitment is approximately 2.2 million gallons. Sandpiper has the option to enter into either a fixed per-gallon price for some or all of the propane purchases or a market-based price utilizing one of two local propane pricing indices.
Also in May 2013, Sharp entered into a separate supply and operating agreement with EGWIC. Under this agreement, Sharp has a commitment to supply propane to EGWIC over a six-year term ending in May 2019. Sharp's current annual commitment is approximately 2.2 million gallons. The agreement between Sharp and EGWIC is separate from the agreement between Sandpiper and EGWIC, and neither agreement permits the parties to set off the rights and obligations specified in one agreement against those specified in the other agreement.

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
FPU’s electric fuel supply contracts require FPU to maintain an acceptable standard of creditworthiness based on specific financial ratios. FPU’s agreement with FPL requires FPU to meet or exceed a debt service coverage ratio of 1.25 times based on the results of the prior 12 months. If FPU fails to meet this ratio, it must provide an irrevocable letter of credit or pay all amounts outstanding under the agreement within five business days. FPU’s electric fuel supply agreement with Gulf Power requires FPU to meet the following ratios based on the average of the prior six quarters: (a) funds from operations interest coverage ratio (minimum of 2 times), and (b) total debt to total capital (maximum of 65 percent). If FPU fails to meet the requirements, it has to provide the supplier a written explanation of actions taken, or proposed to be taken, to become compliant. Failure to comply with the ratios specified in the Gulf Power agreement could also result in FPU having to provide an irrevocable letter of credit. As of June 30, 2018, FPU was in compliance with all of the requirements of its fuel supply contracts.
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
Corporate Guarantees
We have issued corporate guarantees to certain vendors of our subsidiaries, primarily PESCO. These corporate guarantees provide for the payment of natural gas purchases in the event that PESCO defaults. PESCO has never defaulted on its obligations to pay its suppliers. The liabilities for these purchases are recorded when incurred. The aggregate amount guaranteed at June 30, 2018 was approximately $72.5 million, with the guarantees expiring on various dates through June 2019.
Chesapeake Utilities also guarantees the payment of FPU’s first mortgage bonds. The maximum exposure under this guarantee is the outstanding principal plus accrued interest balances. The outstanding principal balances of FPU’s first mortgage bonds approximate their carrying values (see Note 14, Long-Term Debt, for further details).
Letters of Credit
As of June 30, 2018, we have issued letters of credit totaling approximately $5.0 million related to the electric transmission services for FPU's electric division, the firm transportation service agreement between TETLP and our Delaware and Maryland divisions, the payment of natural gas purchases for PESCO, and to our current and previous primary insurance carriers. These letters of credit have various expiration dates through December 2019. There have been no draws on these letters of credit as of June 30, 2018. We do not anticipate that the counterparties will draw upon these letters of credit, and we expect that the letters of credit will be renewed to the extent necessary in the future.
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

The following table presents financial information about our reportable segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
(in thousands)
Operating Revenues, Unaffiliated Customers
Regulated Energy segment	$67,731	$68,815	$173,685	$165,261
Unregulated Energy segment and other businesses	68,933	56,269	202,335	144,983
Total operating revenues, unaffiliated customers	$136,664	$125,084	$376,020	$310,244
Intersegment Revenues (1)
Regulated Energy segment	$2,773	$2,181	$6,212	$3,389
Unregulated Energy segment	7,412	6,780	19,377	10,791
Other businesses	194	159	387	387
Total intersegment revenues	$10,379	$9,120	$25,976	$14,567
Operating Income
Regulated Energy segment	$14,304	$14,086	$41,015	$37,481
Unregulated Energy segment	490	2	14,174	11,577
Other businesses and eliminations	(1,546)	(27)	(1,535)	102
Total operating income	13,248	14,061	53,654	49,160
Other expense, net	(262)	(1,002)	(194)	(1,703)
Interest charges	3,881	3,073	7,545	5,811
Income before Income Taxes	9,105	9,986	45,915	41,646
Income taxes	2,718	3,940	12,674	16,456
Net Income	$6,387	$6,046	$33,241	$25,190

(1)	All significant intersegment revenues are billed at market rates and have been eliminated from consolidated operating revenues.

(in thousands)	June 30, 2018	December 31, 2017
Identifiable Assets
Regulated Energy segment	$1,199,672	$1,121,673
Unregulated Energy segment	227,191	259,041
Other businesses and eliminations	36,078	34,220
Total identifiable assets	$1,462,941	$1,414,934

Our operations are entirely domestic.

8.	Stockholder's Equity
Preferred Stock
We had 2,000,000 authorized and unissued shares of preferred stock, $0.01 par value per share, as of June 30, 2018 and December 31, 2017. Shares of preferred stock may be issued from time to time, by authorization of our Board of Directors and without the necessity of further action or authorization by stockholders, in one or more series and with such voting powers, designations, preferences and relative, participating, optional or other special rights and qualifications as the Board of Directors may, in its discretion, determine.
Accumulated Other Comprehensive Loss
Defined benefit pension and postretirement plan items, unrealized gains (losses) of our propane swap agreements, call options and natural gas futures contracts, designated as commodity contracts cash flow hedges, are the components of our accumulated other comprehensive loss. During the first quarter of 2018, we elected early adoption of ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. Accordingly, we reclassified stranded tax effects resulting from the TCJA from accumulated other comprehensive loss to retained earnings, related to our employee benefit plans and commodity contracts cash flow hedges.
The following tables present the changes in the balance of accumulated other comprehensive (loss)/income as of June 30, 2018 and 2017. All amounts except the stranded tax reclassification are presented net of tax.

	Defined Benefit	Commodity
	Pension and	Contracts
	Postretirement	Cash Flow
	Plan Items	Hedges	Total
(in thousands)
As of December 31, 2017	$(4,743)	$471	$(4,272)
Other comprehensive loss before reclassifications	—	(1,440)	(1,440)
Amounts reclassified from accumulated other comprehensive income	189	712	901
Net current-period other comprehensive income/(loss)	189	(728)	(539)
Stranded tax reclassification to retained earnings	(1,022)	115	(907)
As of June 30, 2018	$(5,576)	$(142)	$(5,718)

	Defined Benefit	Commodity
	Pension and	Contracts
	Postretirement	Cash Flow
	Plan Items	Hedges	Total
(in thousands)
As of December 31, 2016	$(5,360)	$482	$(4,878)
Other comprehensive (loss)/income before reclassifications	(9)	837	828
Amounts reclassified from accumulated other comprehensive income/(loss)	180	(1,374)	(1,194)
Net prior-period other comprehensive income/(loss)	171	(537)	(366)
As of June 30, 2017	$(5,189)	$(55)	$(5,244)
The following table presents amounts reclassified out of accumulated other comprehensive loss for the three and six months ended June 30, 2018 and 2017. Deferred gains or losses for our commodity contracts cash flow hedges are recognized in earnings upon settlement.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
(in thousands)
Amortization of defined benefit pension and postretirement plan items:
Prior service credit (1)	$19	$20	$39	$39
Net loss(1)	(149)	(170)	(297)	(339)
Total before income taxes	(130)	(150)	(258)	(300)
Income tax benefit	36	61	69	120
Net of tax	$(94)	$(89)	$(189)	$(180)

Gains and losses on commodity contracts cash flow hedges:
Propane swap agreements (2)	$(181)	$77	$(645)	$465
Natural gas swaps (2)	(31)	—	(481)	—
Natural gas futures (2)	(161)	631	137	1,781
Total before income taxes	(373)	708	(989)	2,246
Income tax benefit (expense)	105	(273)	277	(872)
Net of tax	(268)	435	(712)	1,374
Total reclassifications for the period	$(362)	$346	$(901)	$1,194

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
Net periodic benefit costs for our pension and post-retirement benefits plans for the three and six months ended June 30, 2018 and 2017 are set forth in the following tables:

	Chesapeake Pension Plan		FPU Pension Plan		Chesapeake SERP		Chesapeake Postretirement Plan		FPU Medical Plan
For the Three Months Ended June 30,	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
(in thousands)
Interest cost	$98	$103	$592	$624	$21	$22	$9	$11	$13	$13
Expected return on plan assets	(138)	(127)	(774)	(700)	—	—	—	—	—	—
Amortization of prior service credit	—	—	—	—	—	—	(19)	(20)	—	—
Amortization of net loss	88	106	108	131	25	22	15	17	—	—
Net periodic cost (benefit) (1)	48	82	(74)	55	46	44	5	8	13	13
Amortization of pre-merger regulatory asset	—	—	191	191	—	—	—	—	2	2
Total periodic cost	$48	$82	$117	$246	$46	$44	$5	$8	$15	$15

	Chesapeake Pension Plan		FPU Pension Plan		Chesapeake SERP		Chesapeake Postretirement Plan		FPU Medical Plan
For the Six Months Ended June 30,	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
(in thousands)
Interest cost	$195	$206	$1,184	$1,247	$42	$44	$19	$21	$26	$26
Expected return on plan assets	(276)	(254)	(1,549)	(1,399)	—	—	—	—	—	—
Amortization of prior service credit	—	—	—	—	—	—	(39)	(39)	—	—
Amortization of net loss	176	213	217	262	50	44	30	32	—	—
Net periodic cost (benefit) (1)	95	165	(148)	110	92	88	10	14	26	26
Amortization of pre-merger regulatory asset	—	—	381	381	—	—	—	—	4	4
Total periodic cost	$95	$165	$233	$491	$92	$88	$10	$14	$30	$30

(1)As a result of our adoption of ASU 2017-07 on January 1, 2018, the "other than service" cost components of net periodic costs have been recorded or reclassified to other income (expense), net in the condensed consolidated statements of income.

We expect to record pension and postretirement benefit costs of approximately $913,000 for 2018. Included in these costs is approximately $769,000 related to continued amortization of the FPU pension regulatory asset, which represents the portion attributable to FPU’s regulated energy operations for the changes in funded status that occurred, but were not recognized, as part of net periodic benefit costs prior to the FPU merger in 2009. This was deferred as a regulatory asset by FPU prior to the merger, to be recovered through rates pursuant to a previous order by the Florida PSC. The unamortized balance of this regulatory asset was approximately $942,000 and approximately $1.3 million at June 30, 2018 and December 31, 2017, respectively.
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

The following tables present the amounts included in the regulatory asset and accumulated other comprehensive loss that were recognized as components of net periodic benefit cost during the three months ended June 30, 2018 and 2017:

For the Three Months Ended June 30, 2018	Chesapeake Pension Plan	FPU Pension Plan	Chesapeake SERP	Chesapeake Postretirement Plan	FPU Medical Plan	Total
(in thousands)
Prior service credit	$—	$—	$—	$(19)	$—	$(19)
Net loss	88	108	25	15	—	236
Total recognized in net periodic benefit cost	88	108	25	(4)	—	217
Recognized from accumulated other comprehensive loss (1)	88	21	25	(4)	—	130
Recognized from regulatory asset	—	87	—	—	—	87
Total	$88	$108	$25	$(4)	$—	$217

For the Three Months Ended June 30, 2017	Chesapeake Pension Plan	FPU Pension Plan	Chesapeake SERP	Chesapeake Postretirement Plan	FPU Medical Plan	Total
(in thousands)
Prior service credit	$—	$—	$—	$(20)	$—	$(20)
Net loss	106	131	22	17	—	276
Total recognized in net periodic benefit cost	106	131	22	(3)	—	256
Recognized from accumulated other comprehensive loss (1)	106	25	22	(3)	—	150
Recognized from regulatory asset	—	106	—	—	—	106
Total	$106	$131	$22	$(3)	$—	$256

For the Six Months Ended June 30, 2018	Chesapeake Pension Plan	FPU Pension Plan	Chesapeake SERP	Chesapeake Postretirement Plan	FPU Medical Plan	Total
(in thousands)
Prior service credit	$—	$—	$—	$(39)	$—	$(39)
Net loss	176	217	50	30	—	473
Total recognized in net periodic benefit cost	176	217	50	(9)	—	434
Recognized from accumulated other comprehensive loss (1)	176	41	50	(9)	—	258
Recognized from regulatory asset	—	176	—	—	—	176
Total	$176	$217	$50	$(9)	$—	$434

For the Six Months Ended June 30, 2017	Chesapeake Pension Plan	FPU Pension Plan	Chesapeake SERP	Chesapeake Postretirement Plan	FPU Medical Plan	Total
(in thousands)
Prior service credit	$—	$—	$—	$(39)	$—	$(39)
Net loss	213	262	44	32	—	551
Total recognized in net periodic benefit cost	213	262	44	(7)	—	512
Recognized from accumulated other comprehensive loss (1)	213	50	44	(7)	—	300
Recognized from regulatory asset	—	212	—	—	—	212
Total	$213	$262	$44	$(7)	$—	$512

(1) See Note 8, Stockholder's Equity.
During the three and six months ended June 30, 2018, we contributed approximately $126,000 and $198,000, respectively, to the Chesapeake Pension Plan and approximately $539,000 and $848,000, respectively, to the FPU Pension Plan. We expect to contribute a total of approximately $359,000 and approximately $1.5 million to the Chesapeake Pension Plan and FPU Pension Plan, respectively, during 2018, which represents the minimum annual contribution payments required.
The Chesapeake SERP, the Chesapeake Postretirement Plan and the FPU Medical Plan are unfunded and are expected to be paid out of our general funds. Cash benefits paid under the Chesapeake SERP for the three and six months ended June 30, 2018, were approximately $38,000 and $76,000, respectively. We expect to pay total cash benefits of approximately $151,000 under the Chesapeake SERP in 2018. Cash benefits paid under the Chesapeake Postretirement Plan, primarily for medical claims for the three and six months ended June 30, 2018, were approximately $7,000 and $18,000, respectively. We estimate that approximately $97,000 will be paid for such benefits under the Chesapeake Postretirement Plan in 2018. Cash benefits paid under the FPU Medical Plan, primarily for medical claims for the three and six months ended June 30, 2018, were approximately $13,000 and $24,000, respectively. We estimate that approximately $88,000 will be paid for such benefits under the FPU Medical Plan in 2018.

10.	Investments
The investment balances at June 30, 2018 and December 31, 2017, consisted of the following:

(in thousands)	June 30, 2018	December 31, 2017
Rabbi trust (associated with the Deferred Compensation Plan)	$7,465	$6,734
Investments in equity securities	21	22
Total	$7,486	6,756
We classify these investments as trading securities and report them at their fair value. For the three months ended June 30, 2018 and 2017, we recorded a net unrealized loss of approximately $158,000 and a net unrealized gain of approximately $181,000, respectively, in other expense, net in the condensed consolidated statements of income related to these investments. For the six months ended June 30, 2018 and 2017, we recorded a net unrealized loss of approximately $113,000 and a net unrealized gain of approximately $433,000, respectively, in other expense, net in the condensed consolidated statements of income related to these investments. For the investment in the Rabbi Trust, we also have recorded an associated liability, which is included in other pension and benefit costs in the consolidated balance sheets and is adjusted each period for the gains and losses incurred by the investments in the Rabbi Trust.

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

The table below presents the amounts included in net income related to share-based compensation expense for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
(in thousands)
Awards to non-employee directors	$135	$136	$269	$271
Awards to key employees	1,190	37	2,575	541
Total compensation expense	1,325	173	2,844	812
Less: tax benefit	(363)	(70)	(779)	(327)
Share-based compensation amounts included in net income	$962	$103	$2,065	$485
Non-employee Directors
Shares granted to non-employee directors are issued in advance of the directors’ service periods and are fully vested as of the grant date. We record a prepaid expense equal to the fair value of the shares issued and amortize the expense equally over a one-year service period. In May 2018, each of our non-employee directors received an annual retainer of 792 shares of common stock under the SICP for service as a director through the 2019 Annual Meeting of Stockholders. The table below presents the summary of the stock activity for awards to non-employee directors for the six months ended June 30, 2018:

	Number of Shares	Weighted Average Fair Value
Outstanding—December 31, 2017	—	$—
Granted	7,128	$75.70
Vested	(7,128)	$75.70
Outstanding—June 30, 2018	—	$—
At June 30, 2018, there was approximately $450,000 of unrecognized compensation expense related to these awards. This expense will be recognized over the directors' remaining service periods ending April 30, 2019. See Note 1, Summary of Accounting Policies, for additional information regarding ASU 2018-07 and its impact on the accounting for non-employee share-based payments.
Key Employees
The table below presents the summary of the stock activity for awards to key employees for the six months ended June 30, 2018:

	Number of Shares	Weighted Average Fair Value
Outstanding—December 31, 2017	132,642	$59.31
Granted	49,494	$67.76
Vested	(29,786)	$47.39
Vested - Accelerated pursuant to separation agreement (1)	(16,676)	$75.78
Expired	(3,933)	$49.66
Outstanding—June 30, 2018	131,741	$67.46

(1)Includes 2,569 shares that were forfeited.
In February 2018, our Board of Directors granted awards of 49,494 shares of common stock to key employees under the SICP. The shares granted are multi-year awards that will vest at the end of the three-year service period ending December 31, 2020. All of these stock awards are earned based upon the successful achievement of long-term financial results, which comprise market-based and performance-based conditions or targets. The fair value of each performance-

based condition or target is equal to the market price of our common stock on the grant date of each award. For the market-based conditions, we used the Black-Scholes pricing model to estimate the fair value of each market-based award granted.
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
In June 2018, the Company and a former executive officer entered into a separation agreement and release (the "Separation Agreement"). Pursuant to the Separation Agreement, three awards, representing a total of 14,107 shares of common stock previously granted to the executive officer under the SICP, immediately vested at the time of separation, and an additional 2,569 shares were forfeited. We settled the awards that vested in cash and recognized $1.1 million as share-based compensation expense.
At June 30, 2018, the aggregate intrinsic value of the SICP awards granted to key employees was approximately $10.5 million. At June 30, 2018, there was approximately $3.2 million of unrecognized compensation cost related to these awards, which is expected to be recognized from 2018 through 2020.
Stock Options
We did not have any stock options outstanding at June 30, 2018 or 2017, nor were any stock options issued during these periods.

12.	Derivative Instruments

We use derivative and non-derivative contracts to engage in trading activities and manage risks related to obtaining adequate supplies and the price fluctuations of natural gas, electricity and propane. Our natural gas, electric and propane distribution operations have entered into agreements with suppliers to purchase natural gas, electricity and propane for resale to our customers. Aspire Energy has entered into contracts with producers to secure natural gas to meet its obligations. Purchases under these contracts typically either do not meet the definition of derivatives or are considered “normal purchases and normal sales” and are accounted for on an accrual basis. Our propane distribution and natural gas marketing operations may also enter into fair value hedges of their inventory or cash flow hedges of their future purchase commitments in order to mitigate the impact of wholesale price fluctuations. As of June 30, 2018, our natural gas and electric distribution operations did not have any outstanding derivative contracts.
Hedging Activities in 2018
PESCO enters into natural gas futures contracts associated with the purchase and sale of natural gas to specific customers. These contracts are effective through March 2022, and we designate and account for them as cash flow hedges. There is no ineffective portion of these hedges. At June 30, 2018, PESCO had a total of 16.9 million Dts hedged under natural gas futures contracts, with a liability fair value of approximately $779,000. The change in fair value of the natural gas futures contracts is recorded as unrealized gain (loss) in other comprehensive income (loss).
In June 2018, Sharp entered into futures and swap agreements to mitigate the risk of fluctuations in wholesale propane index prices associated with 1.4 million gallons of propane expected to be purchased from August 2018 through June 2021. Under the futures and swap agreements, Sharp will receive the difference between the index prices (Mont Belvieu prices in August 2018 through June 2021) and the swap prices of $0.76 to $0.875 per gallon, to the extent the index price exceeds the contracted prices. If the index prices are lower than the swap prices, Sharp will pay the difference. At June 30, 2018, the futures and swap agreements had a fair value asset of approximately $18,000 and a fair value liability of $30,000. The change in the fair value of the swap agreements is recorded as unrealized gain (loss) in other comprehensive income (loss).
Hedging Activities in 2017
In 2017, Sharp entered into futures and swap agreements to mitigate the risk of fluctuations in wholesale propane index prices associated with 7.7 million gallons of propane expected to be purchased from October 2017 through March 2019, of which positions covering 1.4 million gallons of forecasted future purchases were outstanding as of June 30, 2018. Under the futures and swap agreements, Sharp will receive the difference between the index prices (Mont Belvieu prices in October 2017 through March 2019) and the swap prices of $0.59 per gallon, to the extent the index price exceeds the contracted price. If the index prices are lower than the swap prices, Sharp will pay the difference. Sharp received approximately $645,000, which represented the difference between the index prices and the contracted prices in 2018 related to hedging activities originated in 2017 and received $11,000, which represented the mark-to-market activities for the three months ended June 30, 2018. At June 30, 2018, the futures and swap agreements had a fair value asset of approximately $306,000. The change in the fair value of the swap agreements is recorded as unrealized gain (loss) in other comprehensive income (loss).
In August 2017, PESCO entered into natural gas swap agreements associated with financial contracts acquired in the ARM acquisition to mitigate the risk of fluctuations in wholesale natural gas prices associated with 844,000 Dts of natural gas PESCO expects to purchase through January 2020. We accounted for these swap agreements as cash flow hedges, which have a fair value liability of approximately $120,000 at June 30, 2018. The change in fair value of the natural gas swap agreements is recorded as unrealized gain (loss) in other comprehensive income (loss).
The impact of PESCO's financial instruments that were not designated as hedges in our consolidated financial statements as of June 30, 2018 was a fair value asset of $90,000 and fair value liability of $77,000, respectively, which was recorded as an increase in gas costs during the six months ended June 30, 2018 associated with 1.1 million and 512,500 Dts of natural gas, respectively.
Balance Sheet Offsetting

PESCO has entered into master netting agreements with counterparties that enable it to net the counterparties' outstanding accounts receivable and payable, which are presented on a net basis in the consolidated balance sheets. The following table summarizes the accounts receivable and payable on a gross and net basis at June 30, 2018 and December 31, 2017:

	At June 30, 2018
(in thousands)	Gross amounts	Amounts offset	Net amounts
Accounts receivable	$5,723	$1,288	$4,435
Accounts payable	$10,326	$1,288	$9,038

	At December 31, 2017
(in thousands)	Gross amounts	Amounts offset	Net amounts
Accounts receivable	$8,283	$2,391	$5,892
Accounts payable	$16,643	$2,391	$14,252

The following tables present information about the fair value and related gains and losses of our derivative contracts. We did not have any derivative contracts with a credit risk-related contingency.

The fair values of the derivative contracts recorded in the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017, are as follows:

	Asset Derivatives
		Fair Value As Of
(in thousands)	Balance Sheet Location	June 30, 2018	December 31, 2017
Derivatives not designated as hedging instruments
Propane swap agreements	Derivative assets, at fair value	$—	$13
Natural gas futures contracts	Derivative assets, at fair value	90	—
Derivatives designated as cash flow hedges
Natural gas futures contracts	Derivative assets, at fair value	120	92
Propane swap agreements	Derivative assets, at fair value	324	1,181
Total asset derivatives		$534	$1,286

	Liability Derivatives
		Fair Value As Of
(in thousands)	Balance Sheet Location	June 30, 2018	December 31, 2017
Derivatives not designated as hedging instruments
Natural gas futures contracts	Derivative liabilities, at fair value	$77	$5,776
Derivatives designated as cash flow hedges
Natural gas futures contracts	Derivative liabilities, at fair value	779	469
Natural gas swap contracts	Derivative liabilities, at fair value	—	2
Propane swap agreements	Derivative liabilities, at fair value	30	—
Total liability derivatives		$886	$6,247
The effects of gains and losses from derivative instruments on the condensed consolidated financial statements are as follows:

		Amount of Gain (Loss) on Derivatives:
	Location of Gain	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	(Loss) on Derivatives	2018	2017	2018	2017
Derivatives not designated as hedging instruments
Realized gain on forward contracts and options (1)	Revenue	$—	$—	$—	$112
Natural gas futures contracts	Cost of sales	(128)	497	(2,963)	621
Propane swap agreements	Cost of sales	(4)	—	(13)	(4)
Derivatives designated as fair value hedges
Put /Call option (2)	Cost of sales	—	—	—	(9)
Derivatives designated as cash flow hedges
Propane swap agreements	Cost of sales	(181)	77	(645)	465
Propane swap agreements	Other comprehensive loss	106	(218)	(886)	(775)
Natural gas futures contracts	Cost of sales	(161)	631	137	1,781
Natural gas swap contracts	Cost of sales	(31)	—	(481)	—
Natural gas swap contracts	Other comprehensive income	523	—	588	—
Natural gas futures contracts	Other comprehensive loss	861	(1,211)	(871)	(124)
Total		$985	$(224)	$(5,134)	$2,067

(1)	All of the realized and unrealized gain (loss) on forward contracts represents the effect of trading activities on our condensed consolidated statements of income.

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

Financial Assets and Liabilities Measured at Fair Value
The following table summarizes our financial assets and liabilities that are measured at fair value on a recurring basis and the fair value measurements, by level, within the fair value hierarchy as of June 30, 2018 and December 31, 2017:

		Fair Value Measurements Using:
As of June 30, 2018	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Assets:
Investments—equity securities	$21	$21	$—	$—
Investments—guaranteed income fund	671	—	—	671
Investments—mutual funds and other	6,794	6,794	—	—
Total investments	7,486	6,815	—	671
Derivative assets	534	—	534	—
Total assets	$8,020	$6,815	$534	$671
Liabilities:
Derivative liabilities	$886	$—	$886	$—

		Fair Value Measurements Using:
As of December 31, 2017	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Assets:
Investments—equity securities	$22	$22	$—	$—
Investments—guaranteed income fund	648	—	—	648
Investments—mutual funds and other	6,086	6,086	—	—
Total investments	6,756	6,108	—	648
Derivative assets	1,286	—	1,286	—
Total assets	$8,042	$6,108	$1,286	$648
Liabilities:
Derivative liabilities	$6,247	$—	$6,247	$—

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
Level 3 Fair Value Measurements:
Investments - guaranteed income fund — The fair values of these investments are recorded at the contract value, which approximates their fair value.
The following table sets forth the summary of the changes in the fair value of Level 3 investments for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
(in thousands)
Beginning Balance	$648	$561
Purchases and adjustments	54	65
Transfers	(24)	—
Distribution	(12)	—
Investment income	5	4
Ending Balance	$671	$630

Investment income from the Level 3 investments is reflected in other expense, (net) in the accompanying condensed consolidated statements of income.

At June 30, 2018, there were no non-financial assets or liabilities required to be reported at fair value. We review our non-financial assets for impairment at least on an annual basis, as required.
Other Financial Assets and Liabilities
Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other accrued liabilities and short-term debt. The fair value of cash and cash equivalents is measured using the comparable value in the active market and approximates its carrying value (Level 1 measurement). The fair value of short-term debt approximates the carrying value due to its short maturities and because interest rates approximate current market rates (Level 3 measurement). At June 30, 2018, long-term debt, including current maturities but excluding a capital lease obligation, had a carrying value of approximately $250.7 million. This compares to a fair value of approximately $250.3 million, using a discounted cash flow methodology that incorporates a market interest rate based on published corporate borrowing rates for debt instruments with similar terms and average maturities, and with adjustments for duration, optionality, and risk profile. At December 31, 2017, long-term debt, including the current maturities but excluding a capital lease obligation, had a carrying value of approximately $205.2 million, compared to the estimated fair value of approximately $215.4 million. The valuation technique used to estimate the fair value of long-term debt would be considered a Level 3 measurement.

14.	Long-Term Debt
Our outstanding long-term debt is shown below:

	June 30,	December 31,
(in thousands)	2018	2017
FPU secured first mortgage bonds (1) :
9.08% bond, due June 1, 2022	$7,984	$7,982
Uncollateralized senior notes:
5.50% note, due October 12, 2020	6,000	6,000
5.93% note, due October 31, 2023	16,500	18,000
5.68% note, due June 30, 2026	23,200	26,100
6.43% note, due May 2, 2028	7,000	7,000
3.73% note, due December 16, 2028	20,000	20,000
3.88% note, due May 15, 2029	50,000	50,000
3.25% note, due April 30, 2032	70,000	70,000
3.48% note, due May 31, 2038	50,000	—
Promissory notes	26	97
Capital lease obligation	1,351	2,070
Less: debt issuance costs	(488)	(433)
Total long-term debt	251,573	206,816
Less: current maturities	(9,977)	(9,421)
Total long-term debt, net of current maturities	$241,596	$197,395
(1) FPU secured first mortgage bonds are guaranteed by Chesapeake Utilities.

In January 2018, we borrowed an additional $25.0 million under the Revolver, which we classified as long-term debt due to the stated maturity date of October 8, 2020. In May 2018, we utilized a portion of the proceeds from the issuance of $50.0 million of 3.48% Series A notes to repay the $25.0 million of long-term debt borrowed under the Revolver. For additional information regarding the issuance of the Series A notes, see "Shelf Agreements" below.
Shelf Agreements
In October 2015, we entered into the $150.0 million Prudential Shelf Agreement, under which we may request that Prudential purchase up to $150.0 million of our unsecured senior debt. As of June 30, 2018, we have issued $70.0 million of 3.25% Prudential Shelf Notes.
In March 2017, we entered into the MetLife Shelf Agreement and the NYL Shelf Agreement, under which we may request that MetLife and NYL, through March 2, 2020, purchase up to $150.0 million of Met Life Shelf Notes and $100.0 million NYL Shelf Notes, respectively. The unsecured senior debt would have a fixed interest rate and a maturity date not to exceed 20 years from the date of issuance. MetLife and NYL are under no obligation to purchase any unsecured senior debt. The interest rate and terms of payment of any series of unsecured senior debt will be determined at the time of purchase.
In November 2017, NYL agreed to purchase $50.0 million of 3.48% Series A notes and $50.0 million of 3.58% Series B notes. The Series A notes were issued in May 2018 and the Series B notes will be issued on or before November 20, 2018. The proceeds received from the issuances of these NYL Shelf Notes will be used to reduce borrowings under the Revolver and/or lines of credit and/or to fund capital expenditures. The NYL Shelf Agreement has been fully utilized.
As of June 30, 2018, we have $230.0 million of additional potential borrowing capacity under the Prudential and MetLife Shelf Agreements. The Prudential Shelf Agreement and the NYL Shelf Agreement set forth certain business covenants to which we are subject when any note is outstanding, including covenants that limit or restrict our ability, and the ability of our subsidiaries, to incur indebtedness, or place or permit liens and encumbrances on any of our property or the property of our subsidiaries.

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

Results of Operations for the Three and Six Months ended June 30, 2018
Overview
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
Operational Highlights
Our net income for the quarter ended June 30, 2018 was $6.4 million, or $0.39 per share. This represents an increase of $341,000, or $0.02 per share, compared to net income of $6.0 million, or $0.37 per share, reported for the same quarter in 2017. Operating income decreased by $813,000 for the three months ended June 30, 2018, compared to the same period in the prior year, as margin increased by $6.9 million, or 11.3 percent, but was offset by a $1.0 million increase in depreciation, amortization and property taxes and a $6.6 million increase in other operating expenses. The decrease in operating income primarily reflected the impact of the TCJA on margins generated by our regulated energy businesses. During the second quarter, we refunded or reserved for future refunds $2.3 million in margin, which represents a pass-through to regulated energy customers of the $2.3 million benefit from lower Federal income taxes during the quarter. Excluding the estimated customer refunds reserved or refunded during the second quarter of 2018 associated with the TCJA, gross margin and operating income increased by $9.1 million, or 15.1 percent, and $1.5 million, or 10.5 percent, respectively, compared to the same period in the prior year. The decrease in the Federal income tax rate positively impacted earnings in our unregulated energy businesses.

	Three Months Ended
	June 30,		Increase
	2018	2017	(decrease)
(in thousands except per share)
Business Segment:
Regulated Energy segment	$14,304	$14,086	$218
Unregulated Energy segment	490	2	488
Other businesses and eliminations	(1,546)	(27)	(1,519)
Operating Income	$13,248	$14,061	$(813)
Other expense, net	(262)	(1,002)	740
Interest charges	3,881	3,073	808
Pre-tax Income	9,105	9,986	(881)
Income taxes	2,718	3,940	(1,222)
Net Income	$6,387	$6,046	$341
Earnings Per Share of Common Stock
Basic	$0.39	$0.37	$0.02
Diluted	$0.39	$0.37	$0.02

Key variances, between the second quarter of 2018 and the second quarter of 2017, included:

(in thousands, except per share data)	Pre-tax Income	Net Income	Earnings Per Share
Second Quarter of 2017 Reported Results	$9,986	$6,046	$0.37
Adjusting for unusual items:
One-time separation expenses associated with a former executive	(1,548)	(1,421)	(0.09)
Absence of Xeron expenses, including 2017 wind-down expenses	173	122	0.01
	(1,375)	(1,299)	(0.08)

Increased Gross Margins:
Implementation of Eastern Shore settled rates* (1)	2,365	1,659	0.10
TCJA impact - refunds and reserves for future refunds to ratepayers(2)	(2,284)	(1,602)	(0.10)
Service expansions*	1,652	1,158	0.07
Natural gas growth (including customer and consumption growth but excluding service expansions)	1,575	1,105	0.07
Return to normal weather	1,108	778	0.05
Nonrecurring margin increase at PESCO	1,092	766	0.05
Incremental margin from PESCO operations	592	415	0.03
Unregulated Energy growth excluding PESCO	503	353	0.02
Florida electric reliability/modernization program*	352	247	0.02
GRIP*	306	215	0.01
	7,261	5,094	0.32

Decreased (Increased) Other Operating Expenses:
Higher outside services and facilities maintenance costs (3)	(1,602)	(1,124)	(0.07)
Higher payroll expense (increased staffing and annual salary increases) (3)	(1,534)	(1,076)	(0.07)
Higher depreciation, asset removal and property tax costs due to new capital investments (3)	(848)	(595)	(0.04)
Higher incentive compensation costs (based on period-over-period results) (3)	(811)	(569)	(0.03)
Incremental operating expenses for PESCO	(764)	(536)	(0.03)
Higher benefit and other employee-related expenses (3)	(365)	(256)	(0.02)
	(5,924)	(4,156)	(0.26)

Interest charges	(808)	(567)	(0.03)
Income taxes - including TCJA impact - decreased effective tax rate	—	1,295	0.08
Net other changes	(35)	(26)	(0.01)
	(843)	702	0.04

Second Quarter of 2018 Reported Results	$9,105	$6,387	$0.39
(1) Excluding amounts refunded to customers associated with the TCJA, which are broken out separately and discussed in footnote 2.
(2) "TCJA impact - refunds and reserves for future refunds to ratepayers" represents the amounts that have already been refunded to customers or reserves established for future refunds to customers in the second quarter of 2018 as a result of lower taxes due to the TCJA. Refunds made to customers are offset by the corresponding decrease in federal income taxes and are expected to have no net impact on net income.
(3) Excluding incremental operating expenses at PESCO.

*See the Major Projects and Initiatives table.

Our net income for the six months ended June 30, 2018 was $33.2 million, or $2.03 per share. This represents an increase of $8.0 million, or $0.49 per share, compared to net income of $25.2 million, or $1.54 per share, reported for the same period in 2017. Operating income increased by $4.5 million for the six months ended June 30, 2018, compared to the same period in the prior year. This increase was driven by a $14.0 million, or 9.7 percent, increase in gross margin, which was partially offset by a $2.2 million increase in depreciation, amortization and property taxes and a $5.7 million increase in other operating expenses. Excluding the estimated customer refunds reserved or refunded to customers for the six months ended June 30, 2018 associated with the TCJA, gross margin and operating income increased by $19.4 million, or 13.4 percent, and $9.9 million, or 20.2 percent, respectively, compared to the same period in the prior year. The decrease in the Federal income tax rate positively impacted earnings in our unregulated energy businesses.

	Six Months Ended
	June 30,		Increase
	2018	2017	(decrease)
(in thousands except per share)
Business Segment:
Regulated Energy segment	$41,015	$37,481	$3,534
Unregulated Energy segment	14,174	11,577	2,597
Other businesses and eliminations	(1,535)	102	(1,637)
Operating Income	$53,654	$49,160	$4,494
Other expense, net	(194)	(1,703)	1,509
Interest charges	7,545	5,811	1,734
Pre-tax Income	45,915	41,646	4,269
Income taxes	12,674	16,456	(3,782)
Net Income	$33,241	$25,190	$8,051
Earnings Per Share of Common Stock
Basic	$2.03	$1.54	$0.49
Diluted	$2.03	$1.54	$0.49

Key variances, between the six months ended 2018 and the six months ended 2017, included:

(in thousands, except per share data)	Pre-tax Income	Net Income	Earnings Per Share
Six Months Ended June 30, 2017 Reported Results	$41,646	$25,190	$1.54
Adjusting for unusual items:
One-time separation expenses associated with a former executive	(1,548)	(1,421)	(0.09)
Absence of Xeron expenses, including 2017 wind-down expenses	870	630	0.04
	(678)	(791)	(0.05)

Increased Gross Margins:
TCJA impact - refunds and reserves for future refunds to ratepayers(2)	(5,421)	(3,925)	(0.24)
Return to normal weather	5,159	3,735	0.23
Implementation of Eastern Shore settled rates* (1)	5,095	3,689	0.22
Natural gas growth (including customer and consumption growth but excluding service expansions)	3,342	2,420	0.15
Service expansions*	2,316	1,677	0.10
Unregulated Energy growth excluding PESCO	2,044	1,480	0.09
Nonrecurring margin decrease at PESCO	(863)	(625)	(0.04)
Florida electric reliability/modernization program*	767	555	0.03
GRIP*	602	436	0.03
Incremental margin from PESCO operations	255	185	0.01
	13,296	9,627	0.58

Decreased (Increased) Other Operating Expenses:
Higher payroll expense (increased staffing and annual salary increases) (3)	(2,395)	(1,734)	(0.11)
Higher depreciation, asset removal and property tax costs due to new capital investments (3)	(1,949)	(1,411)	(0.09)
Incremental operating expenses for PESCO	(1,715)	(1,242)	(0.08)
Higher facilities maintenance costs (3)	(1,554)	(1,125)	(0.07)
Lower regulatory and outside services costs (3)	1,298	940	0.06
Higher incentive compensation costs (based on period-over-period results) (3)	(1,187)	(859)	(0.05)
	(7,502)	(5,431)	(0.34)

Interest charges	(1,734)	(1,255)	(0.08)
Income taxes - including TCJA impact - decreased effective tax rate	—	5,262	0.32
Net other changes	887	639	0.06
	(847)	4,646	0.30

Six Months Ended June 30, 2018 Reported Results	$45,915	$33,241	$2.03
(1) Excluding amounts refunded to customers associated with the TCJA, which are broken out separately and discussed in footnote 2.
(2) "TCJA impact - refunds and reserves for future refunds to ratepayers" represents amounts that have already been refunded to customers or reserves established for future refunds to customers in the first six months of 2018 as a result of lower taxes due to the TCJA. Refunds made to customers are offset by the corresponding decrease in federal income taxes and are expected to have no net impact on net income.
(3) Excluding incremental operating expenses at PESCO.

*See the Major Projects and Initiatives table.

Summary of Key Factors
Recently Completed and Ongoing Major Projects and Initiatives
We constantly seek and develop additional projects and initiatives in order to increase shareholder value and serve our customers. The following table represents the major projects recently completed and currently underway. In the future, we will add new projects to this table as projects are initiated.

	Gross Margin for the Period
	Three Months Ended		Six Months Ended		Year Ended	Estimate for
	June 30,		June 30,		December 31,	Fiscal
in thousands	2018	2017	2018	2017	2017	2018	2019
Florida GRIP	$3,647	$3,341	$7,211	$6,609	$13,454	$14,287	$14,370
Eastern Shore Rate Case (1)	2,365	—	5,095	—	3,693	9,800	9,800
Florida Electric Reliability/Modernization Pilot Program (1)	352	—	767	—	94	1,558	1,558
New Smyrna Beach, Florida Project (1)	352	—	704	—	235	1,409	1,409
2017 Eastern Shore System Expansion Project - including interim services (1)	859	—	1,995	—	433	8,101	15,799
Northwest Florida Expansion Project (1)	870	—	870	—	—	3,484	6,500
(Palm Beach County) Belvedere, Florida Project (1)	—	—	—	—	—	635	1,131
Total	$8,445	$3,341	$16,642	$6,609	$17,909	$39,274	$50,567
(1) Gross margin amount included in this table has not been adjusted to reflect the impact of the TCJA. The refunds and rate reductions implemented have been or will be offset by lower federal income taxes due to the TCJA.

Ongoing Growth Initiatives
GRIP
GRIP is a natural gas pipe replacement program approved by the Florida PSC that allows automatic recovery, through regulated rates, of capital and other program-related costs, inclusive of a return on investment, associated with the replacement of mains and services. Since the program's inception in August 2012, we have invested $120.1 million to replace 250 miles of qualifying distribution mains, including $6.4 million during the first six months of 2018. The increased investments in GRIP generated additional gross margin of $306,000 and $602,000 for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017.
Regulatory Proceedings
Eastern Shore Rate Case
Eastern Shore's rate case settlement agreement became final on April 1, 2018. The final agreement increases Eastern Shore's operating income by $6.6 million, which consists of $9.8 million in additional margin from base rates offset by $3.2 million in lower Federal income taxes resulting from the TCJA. For the three and six months ended June 30, 2018, Eastern Shore recognized incremental gross margin of approximately $2.4 million and $5.1 million, respectively. As of June 30, 2018, Eastern Shore refunded its customers a total of $1.7 million related to the decrease in federal income taxes as a result of the TCJA. The settlement rates were effective January 1, 2018.

Florida Electric Reliability/Modernization Pilot Program
In December 2017, the Florida PSC approved a $1.6 million annualized rate increase, effective January 2018, for the recovery of a limited number of investments and costs related to reliability, safety and modernization for FPU's electric distribution system. This increase will continue through at least the last billing cycle of December 2019. For the three and six months ended June 30, 2018, additional margin of $352,000 and $767,000, respectively, was generated.
Major Projects and Initiatives Currently Underway
New Smyrna Beach, Florida Project
In the fourth quarter of 2017, we commenced construction of a 14-mile gas transmission pipeline to provide additional capacity to serve current and planned customer growth in the New Smyrna Beach service area. The project was partially placed into service at the end of 2017 and is expected to be fully in service in September 2018. For the three and six months ended June 30, 2018, the project generated incremental gross margin of approximately $352,000 and $704,000, respectively.

2017 Eastern Shore System Expansion Project
In November 2017, Eastern Shore began construction of a $117.0 million system expansion that will increase its capacity by 26 percent once completed. We have invested $89.6 million through June 30, 2018 and expect to invest approximately $24.8 million during the remainder of 2018 to substantially complete the project. The first phase of the project was placed into service in December 2017, and generated $859,000 and $2.0 million in incremental gross margin, including margin from interim services, during the three and six months ended June 30, 2018, respectively. With the exception of some minor facilities, the remaining segments are scheduled to be completed and begin generating margin during the second half of 2018. The project is expected to produce approximately $15.8 million in gross margin in its first full year of service.

Northwest Florida Expansion Project
Peninsula Pipeline has completed construction of transmission lines and the Florida natural gas division has completed construction of lateral distribution lines to serve two large customers and other customers close to these facilities. This is our first expansion of natural gas service into Northwest Florida. The project was placed into service in May 2018 and generated incremental gross margin of $870,000 for the three and six months ended June 30, 2018. The estimated annual gross margin from this project is $6.5 million.
(Palm Beach County) Belvedere, Florida Project
Peninsula Pipeline is constructing a pipeline to bring gas directly to our natural gas distribution system in West Palm Beach, Florida. We expect to complete this project by the end of the third quarter of 2018. Estimated annual gross margin associated with the project is approximately $1.1 million.

Other major factors influencing gross margin

Weather and Consumption
Gross margin increased by $1.1 million and $5.2 million in the three and six months ended June 30, 2018, respectively, as a result of colder temperatures, compared to the extremely warm temperatures experienced during the same period in 2017. While temperatures during the first half of 2018 were colder than 2017, they were still warmer than normal, as shown in the table below. We estimate that we would have generated an additional $2.4 million in gross margin if temperatures for the six months ended June 30, 2018 had been normal. The following table summarizes HDD and CDD variances from the 10-year average HDD/CDD ("Normal") for the three and six months ended June 30, 2018 and 2017.

HDD and CDD Information

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	Variance	2018	2017	Variance
Delmarva
Actual HDD	424	288	136	2,719	2,246	473
10-Year Average HDD ("Delmarva Normal")	423	429	(6)	2,785	2,783	2
Variance from Delmarva Normal	1	(141)		(66)	(537)
Florida
Actual HDD	17	13	4	507	298	209
10-Year Average HDD ("Florida Normal")	16	19	(3)	533	555	(22)
Variance from Florida Normal	1	(6)		(26)	(257)
Ohio
Actual HDD	662	508	154	3,652	2,992	660
10-Year Average HDD ("Ohio Normal")	614	637	(23)	3,683	3,774	(91)
Variance from Ohio Normal	48	(129)		(31)	(782)
Florida
Actual CDD	952	935	17	1,091	1,080	11
10-Year Average CDD ("Florida CDD Normal")	969	955	14	1,058	1,037	21
Variance from Florida CDD Normal	(17)	(20)		33	43

Natural Gas Distribution Customer and Consumption Growth
The Company's natural gas distribution operations generated $1.6 million and $3.3 million of additional margin for the three and six months ended June 30, 2018, respectively. The breakdown of the increased margin is as follows:

	Three Months Ended	Six Months Ended
In thousands	June 30, 2018	June 30, 2018
Customer growth:
Residential	$351	$864
Commercial and industrial excluding new service in Northwest Florida	303	604
New service in Northwest Florida	276	305
Total customer growth	930	1,773

Volume growth:
Residential	151	855
Commercial and industrial	387	1,026
Other - including unbilled revenue	107	(312)
Total volume growth	645	1,569

Total natural gas distribution growth	$1,575	$3,342
Customer growth for the Company's Delmarva Peninsula and Florida natural gas distribution operations generated $930,000 and $1.8 million in additional gross margin for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The additional margin was generated from an approximately 3.8 percent increase in the average number of residential customers as well as growth in commercial and industrial customers on the Delmarva Peninsula in the second quarter and first six months of 2018, compared to the corresponding periods in 2017. Residential customer growth on the Delaware Peninsula has averaged 3.0 percent over the past five years. The Company's Florida natural gas distribution operations generated additional gross margin for the three and six months ended June 30, 2018, due to growth in all customer classes and new service to customers in Northwest Florida.

The Company's Delmarva Peninsula and Florida natural gas distribution operations generated $645,000 and $1.6 million in additional gross margin for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017 from higher sales to residential and commercial customers.
Propane Operations
The Company’s Florida and Delmarva Peninsula propane operations generated $1.6 million and $5.7 million in incremental margin for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. A return to more normal temperatures accounted for $806,000 and $2.9 million of the margin increase during the three and six months ended June 30, 2018, respectively. The balance of the increase reflects increased customer consumption driven by growth and other factors, higher sales and revenues from service contracts and increased wholesale sales activities.

PESCO
For the three and six months ended June 30, 2018, PESCO recorded a series of adjustments, MTM gains and recognized extraordinary costs, which impacted reported results. Excluding the impact of these items, PESCO's gross margin increased by $592,000 and $255,000, during the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The total of the adjustments increased gross margin by $1.1 million and reduced gross margin by $863,000 for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The following table summarizes the changes in PESCO’S year-over-year margin for the three and six months ended June 30, 2018:

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
(in thousands)
Three and Six Months Ended June 30, 2017 Reported Results	$921	$4,389
Incremental Margin from Growth and ARM Acquisition in 2017	592	255
Nonrecurring Margin factors - non-renewal of Supply Agreement, MTM and Other Adjustments	1,092	(863)
2018 Margin	$2,605	$3,781

The following table compares the margin, operating expenses and operating income from PESCO for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
in thousands	2018	2017	2018	2017
Total Gross Margin	$2,606	$921	$3,781	$4,389
Operating Expense	(1,918)	(1,154)	(3,857)	(2,143)
Operating Income/(Loss)	$688	$(233)	$(76)	$2,246

Operating income for PESCO improved to $688,000 for the three months ended June 30, 2018, from a loss of $233,000 during the same period in the prior year. The improvement reflects the benefit of several nonrecurring margin adjustments in the business, growth in margins from existing operations as well as the addition of margin from the business purchased from ARM during the third quarter of 2017. This was partially offset by a $764,000 increase in operating expenses, including $262,000 associated with the ARM margins previously mentioned, as well as $501,000 in increased staffing, infrastructure and risk management system costs to ensure the profitable future growth of this business.

For the six months ended June 30, 2018, PESCO reported an operating loss of $76,000, compared to income of $2.2 million during the same period in the prior year. The decline primarily reflects increased expenses incurred to build out the staff, infrastructure and risk management systems necessary for the success of this business, as well as the impact of several nonrecurring margin adjustments, largely during the first quarter of 2018.
Xeron
Xeron's operations were wound down during the second quarter of 2017. Operating income for the three and six months ended June 30, 2018, improved by $173,000 and $870,000, respectively, due to the absence of wind-down expenses and the absence of operating losses for Xeron in 2018.

Regulated Energy Segment

For the quarter ended June 30, 2018, compared to the quarter ended June 30, 2017:

	Three Months Ended
	June 30,		Increase
	2018	2017	(decrease)
(in thousands)
Revenue	$70,504	$70,996	$(492)
Cost of sales	20,010	24,167	(4,157)
Gross margin	50,494	46,829	3,665
Operations & maintenance	25,022	22,407	2,615
Depreciation & amortization	7,620	7,142	478
Other taxes	3,548	3,194	354
Other operating expenses	36,190	32,743	3,447
Operating income	$14,304	$14,086	$218
Operating income for the Regulated Energy segment for the three months ended June 30, 2018 was $14.3 million, an increase of $218,000 compared to the same period in 2017. The increased operating income resulted from increased gross margin of $3.7 million, offset by a $3.4 million increase in operating expenses.
Excluding the impact of the customer refunds and reserves for future refunds of approximately $2.3 million for lower income taxes due to the TCJA, gross margin and operating income for the three months ended June 30, 2018 increased by $5.9 million and $2.5 million, or 12.7 percent and 17.8 percent, respectively.
Gross Margin
Items contributing to the quarter-over-quarter increase in gross margin are listed in the following table:

(in thousands)	Margin Impact
Implementation of Eastern Shore settled rates	$2,365
Service expansions	1,652
Natural gas growth (including customer and consumption growth but excluding service expansions)	1,575
Return to more normal weather	359
Florida electric reliability/modernization program	352
Florida GRIP	306
Other	(660)
Total	5,949
TCJA impact - refunds and reserves for future refunds to ratepayers*	(2,284)
Quarter-over-quarter increase in gross margin	$3,665
*As a result of the TCJA, an estimated amount of $2.3 million was reserved or refunded to customers during the second quarter of 2018 to reflect the impact of lower tax rates on our regulated businesses. In some jurisdictions, we have paid refunds to customers, while in other jurisdictions, we have established reserves until final agreements are approved and changes are made to customer rates. The reserves and lower customer rates are equal to the estimated reduction in Federal income taxes due to the TCJA and have no material impact on after-tax earnings from the Regulated Energy segment

The following is a narrative discussion of the significant items in the foregoing table, which we believe is necessary to understand the information disclosed in the table.

Implementation of Eastern Shore Settled Rates
Eastern Shore generated additional gross margin of $2.4 million from the implementation of new rates as a result of its rate case filing. See Note 4, Rates and Other Regulatory Activities, to the condensed consolidated financial statements for additional details.

Service Expansions
We generated additional gross margin of $1.7 million primarily from the following natural gas service expansions:

•	$1.2 million generated by Peninsula Pipeline from the New Smyrna Beach and Northwest Pipeline Expansion Projects; and

•
$859,000 from Eastern Shore's services, including those provided on an interim basis, to industrial customers in Delaware in conjunction with a portion of Eastern Shore's 2017 Expansion Project that was placed in service in December 2017, and $223,000 in additional margin as a result of an increase in rates from service provided to an industrial customer, partially offset by the absence of short-term contracts totaling $544,000 that were replaced by long-term service agreements.

Natural Gas Growth (including customer and consumption growth but excluding service expansions)
Increased gross margin of $1.6 million from natural gas growth and consumption (excluding service expansions) was generated primarily from the following:

•	$645,000 from higher sales on the Delmarva Peninsula and in Florida that were not driven by weather;

•	$560,000 from Florida natural gas customer growth, due primarily to an increase in residential and commercial customers served as well as expansion to Northwest Florida; and

•
$371,000 from a 3.8 percent increase in the average number of residential customers served by the Delmarva natural gas distribution operations, as well as growth in the number of commercial and industrial customers served.

Return to More Normal Weather
Temperatures during the second quarter of 2018 were nearly normal, compared to 32.9 percent warmer than normal weather during the second quarter of 2017. Comparatively colder weather during the second quarter of 2018 increased usage and generated $359,000 in additional margin.

Florida Electric Reliability/Modernization Program
Gross margin increased by $352,000, due primarily to the rates that went into effect in January 2018. See Note 4, Rates and Other Regulatory Activities, to the condensed consolidated financial statements for additional details.
GRIP
Increased investment in GRIP generated additional gross margin of $306,000 for the three months ended June 30, 2018, compared to the same period in 2017.
Impact of the TCJA on customer rates
The adjustment to customer rates, because of the implementation of the TCJA, decreased gross margin by $2.3 million due to refunds paid to customers and the establishment of reserves for future refunds and/or rate reductions to customers. The decrease in gross margin was offset by a $2.3 million reduction in Federal income taxes.
Other Operating Expenses
Other operating expenses increased by $3.4 million. The significant factors contributing to the increase in other operating expenses included:

•	$1.2 million in higher costs related to outside services to support growth and facilities and maintenance costs to maintain system integrity;

•	$1.0 million in higher staffing costs for additional personnel to support growth, including the largest project to date in our history, Eastern Shore's 2017 System Expansion Project;

•	$722,000 in higher depreciation, asset removal and property tax costs associated with recent capital investments; and

•	$384,000 in higher incentive compensation costs due to improved period-over-period results.

For the six months ended June 30, 2018, compared to the six months ended June 30, 2017:

	Six Months Ended
	June 30,		Increase
	2018	2017	(decrease)
(in thousands)
Revenue	$179,897	$168,650	$11,247
Cost of sales	68,241	64,411	3,830
Gross margin	111,656	104,239	7,417
Operations & maintenance	48,169	45,987	2,182
Depreciation & amortization	15,136	14,027	1,109
Other taxes	7,336	6,744	592
Other operating expenses	70,641	66,758	3,883
Operating income	$41,015	$37,481	$3,534
Operating income for the Regulated Energy segment for the six months ended June 30, 2018 was $41.0 million, an increase of $3.5 million compared to the same period in 2017. The increased operating income resulted from increased gross margin of $7.4 million, offset by an increase in operating expenses of $3.9 million.
Excluding the impact of refunds to customers and reserves for future refunds of approximately $5.4 million for lower income taxes due to the TCJA, gross margin and operating income increased by $12.8 million and $9.0 million, or 12.3 percent and 24.0 percent, respectively.
Gross Margin
Items contributing to the period-over-period increase in gross margin are listed in the following table:

(in thousands)	Margin Impact
Implementation of Eastern Shore settled rates	$5,095
Natural gas growth (including customer and consumption growth but excluding service expansions)	3,342
Service expansions	2,316
Return to more normal weather	1,314
Florida electric reliability/modernization program	767
Florida GRIP	602
Other	(598)
Total	12,838
TCJA impact - refunds and reserves for future refunds to ratepayers*	(5,421)
Period-over-Period increase in gross margin	$7,417
*As a result of the TCJA, an estimated $5.4 million was reserved or refunded to customers during the first half of 2018 to reflect the impact of lower tax rates on the Company's regulated businesses. In some jurisdictions, the Company has paid refunds to customers, while in other jurisdictions, the Company has established reserves until final agreements are approved and changes are made to customer rates. The reserves and lower customer rates are equal to the estimated reduction in Federal income taxes due to the TCJA and have no material impact on after-tax earnings from the Regulated Energy segment

The following is a narrative discussion of the significant items in the foregoing table, which we believe is necessary to understand the information disclosed in the table.

Implementation of Eastern Shore's Settled Rates
Eastern Shore generated additional gross margin of $5.1 million from the implementation of new rates as a result of its rate case filing. See Note 4, Rates and Other Regulatory Activities, to the condensed consolidated financial statements for additional details.
Natural Gas Growth (including customer and consumption growth but excluding service expansions)
Increased gross margin of $3.3 million from natural gas growth and consumption (excluding service expansions) was generated primarily from the following:

•	$1.6 million from higher sales on the Delmarva Peninsula and in Florida that were not driven by weather;

•	$889,000 from Florida natural gas customer growth, due primarily to an increase in residential and commercial customers served; and

•
$885,000 from a 3.7 percent increase in the average number of residential customers served by the Delmarva natural gas distribution operations, as well as growth in the number of commercial and industrial customers served.

Service Expansions
We generated additional gross margin of $2.3 million primarily from the following natural gas service expansions:

•
$2.0 million from Eastern Shore's services, including those provided on an interim basis, to industrial customers in Delaware in conjunction with a portion of Eastern Shore's 2017 Expansion Project that was placed in service in December 2017, and $447,000 in additional margin as a result of an increase in rates from service provided to an industrial customer, partially offset by the absence of short-term contracts totaling $1.2 million that were replaced by long-term service agreements; and

•	$1.6 million generated by Peninsula Pipeline from the New Smyrna Beach and Northwest Pipeline Expansion Projects.

Return to More Normal Weather
Temperatures during the first six months of 2018 were 1.8 percent warmer than normal compared to 22.2 percent warmer than normal weather during the first six months of 2017. Comparatively colder weather during the first six months of 2018 increased usage and generated $1.3 million in additional margin.
Florida Electric Reliability/Modernization Program
Gross margin increased by $767,000, due primarily to the rates that went into effect in January 2018. See Note 4, Rates and Other Regulatory Activities, to the condensed consolidated financial statements for additional details.
GRIP
Increased investment in GRIP generated additional gross margin of $602,000 for the six months ended June 30, 2018, compared to the same period in 2017.
Impact of the TCJA on customer rates
The adjustment to customer rates, because of the implementation of the TCJA, decreased gross margin by $5.4 million due to refunds and reserves for future refunds to customers. The decrease in gross margin was offset by a reduction in Federal income taxes.
Other Operating Expenses
Other operating expenses increased by $3.9 million. The significant factors contributing to the increase in other operating expenses included:

•	$1.7 million in higher depreciation, asset removal and property tax costs associated with recent capital investments;

•	$1.4 million in higher staffing costs for additional personnel to support growth, including the largest project to date in the Company's history, Eastern Shore's 2017 System Expansion Project;

•	$1.1 million in higher facilities and maintenance costs to maintain system integrity; and

•	$592,000 in higher incentive compensation costs as a result of improved period-over-period results; offset by

•	$1.1 million in lower regulatory and outside services costs due to the absence of rate case filings in 2018.

Unregulated Energy Segment

For the quarter ended June 30, 2018, compared to the quarter ended June 30, 2017:

	Three Months Ended
	June 30,		Increase
	2018	2017	(decrease)
(in thousands)
Revenue	$76,345	$63,049	$13,296
Cost of sales	59,430	49,313	10,117
Gross margin	16,915	13,736	3,179
Operations & maintenance	13,406	11,047	2,359
Depreciation & amortization	2,198	1,929	269
Other taxes	821	758	63
Total operating expenses	16,425	13,734	2,691
Operating income	$490	$2	$488

Operating income for the Unregulated Energy segment for the three months ended June 30, 2018 was $490,000, compared to operating income of $2,000 for the same period in 2017. The increase in operating income of $488,000 was due to an increase in gross margin of $3.2 million, offset by a $2.7 million increase in operating expenses.
Gross Margin
Items contributing to the quarter-over-quarter increase in gross margin are listed in the following table:

(in thousands)	Margin Impact
PESCO	$1,684
Propane delivery operations - additional customer consumption - weather	806
Propane delivery operations - increased margin driven by growth and other factors	536
Aspire Energy - increased margins largely due to higher commodity pricing on natural gas liquid sales	207
Other	(54)
Quarter-over-quarter increase in gross margin	$3,179

The following is a narrative discussion of the significant items in the foregoing table, which we believe is necessary to understand the information disclosed in the table.
PESCO
For the three months ended June 30, 2018, PESCO's gross margin increased by $1.7 million compared to the same period in 2017. Higher second quarter 2018 margin from PESCO resulted from the following:

(in thousands)	Margin Impact
Nonrecurring margin increase associated with the Southeast portfolio	$642
Nonrecurring annual imbalance settlement from 2017 customer Supply Agreement	451
Additional margin associated with the acquisition of the Midwest portfolio in the third quarter of 2017	325
Incremental margin from growth	266
Total Incremental Margin from PESCO for the Second Quarter of 2018	$1,684

Propane delivery operations - additional customer consumption - weather
Gross margin increased by $806,000, due primarily to increased deliveries of propane as a result of colder temperatures in the three months ended June 30, 2018, compared to the same period in 2017.

Propane delivery operations - increased margin driven by growth and other factors
Gross margin increased by $536,000, due primarily to increased sales of propane as a result of growth in customers and other factors.

Aspire Energy - increased margin due to changes in natural gas liquids commodity prices
Gross margin increased by $207,000, as a result of higher commodity pricing on natural gas liquid sales, compared to the same period in 2017.
Other Operating Expenses
Other operating expenses increased by $2.7 million. The significant components of the increase in other operating expenses included:

•	$764,000 in higher expenses as a result of increased staffing, infrastructure and risk management system costs to ensure the profitable future growth of PESCO;

•
$515,000 in higher staffing and associated costs for additional personnel to support growth and increased deliveries driven by the colder weather in the second quarter of 2018, compared to the same period in 2017;

•	$475,000 in higher outside services associated primarily with growth and ongoing compliance activities;

•	$427,000 in higher incentive compensation costs as a result of improved period-over-period results;

•	$173,000 in higher benefits and employee-related costs (since we self-insure for healthcare, benefits costs fluctuate depending upon filed claims); and

•	$131,000 in higher depreciation expense.

For the six months ended June 30, 2018, compared to the six months ended June 30, 2017:

	Six Months Ended
	June 30,		Increase
	2018	2017	(decrease)
(in thousands)
Revenue	$221,712	$155,774	$65,938
Cost of sales	174,496	115,219	59,277
Gross margin	47,216	40,555	6,661
Operations & maintenance	26,766	23,426	3,340
Depreciation & amortization	4,364	3,833	531
Other taxes	1,912	1,719	193
Total operating expenses	33,042	28,978	4,064
Operating income	$14,174	$11,577	$2,597

Operating income for the Unregulated Energy segment for the six months ended June 30, 2018 was $14.2 million, compared to operating income of $11.6 million for same period in 2017. The $2.6 million increase in operating income was due to an increase in gross margin of $6.7 million, offset by a $4.1 million increase in operating expenses.
Gross Margin

Items contributing to the period-over-period increase in gross margin are listed in the following table:

(in thousands)	Margin Impact
Propane delivery operations - additional customer consumption - weather	2,923
Propane delivery operations - increased margin driven by growth and other factors	1,789
Aspire Energy - customer consumption - weather	921
PESCO	(608)
Aspire Energy - increased margin driven by growth and other factors	585
Growth in wholesale propane margins and sales	333
Other	718
Period-over-period increase in gross margin	$6,661

The following is a narrative discussion of the significant items in the foregoing table, which we believe is necessary to understand the information disclosed in the table.

Propane delivery operations - additional customer consumption - weather
Gross margin increased by $2.9 million, due primarily to increased propane deliveries as a result of colder temperatures in the six months ended June 30, 2018, compared to the same period in 2017.

Propane delivery operations - increased margin driven by growth and other factors
Gross margin increased by $1.8 million, due primarily to increased propane sales as a result of customer growth and other factors.

Aspire Energy - customer consumption - weather
Gross margin increased by $921,000, as a result of increased natural gas deliveries, due primarily to colder temperatures during the six months ended June 30, 2018, compared to the same period in 2017.
PESCO
For the six months ended June 30, 2018, PESCO's gross margin decreased by $608,000 compared to the same period in 2017. Lower gross margin for the six months ended June 30, 2018 from PESCO resulted from the following:

(in thousands)	Margin Impact
Reversal of unrealized MTM loss recorded in the fourth quarter of 2017	$5,713
Nonrecurring margin and annual imbalance settlement from 2017 customer Supply Agreement	(1,673)
Net impact of extraordinary costs associated with the 2018 Bomb Cyclone for the Mid-Atlantic wholesale portfolio (1)	(3,284)
Loss for the Mid-Atlantic retail portfolio caused by pipeline capacity constraints in January and warm weather in February 2018 (1)	(2,261)
Nonrecurring margin increase associated with the Southeast portfolio	642
Additional margin associated with the acquisition of the Midwest portfolio in the third quarter of 2017	273
Other	(18)
Total Change in Gross Margin for PESCO for the six months ended June 30, 2018	$(608)
(1) The 2018 Bomb Cyclone refers to the early January, high-intensity winter storms that impacted the Company's Mid-Atlantic service territory and which had a residual impact on the Company's businesses through the month of February.   The exceedingly high demand and associated impacts on pipeline capacity and gas supply in the Delmarva Peninsula region created significant, unusual costs for PESCO. While such concerted impacts will recur infrequently, the Company's management revisited and refined its risk management strategies and implemented additional controls.

Aspire Energy - increased margin driven by growth and other factors
Gross margin increased by $585,000, due to customer growth, increased deliveries of natural gas because of an upgrade of pipeline pressure and improved margins on natural gas liquid sales.
Wholesale Propane Margins
Gross margin increased by $333,000, due to a higher margin per gallon and an increase in volume delivered for the Delmarva Peninsula propane distribution operations.

Other Operating Expenses
Other operating expenses increased by $4.1 million. The significant components of the increase in other operating expenses included:

•	$1.7 million in higher expenses as a result of increased staffing, infrastructure and risk management system costs to ensure the profitable future growth of PESCO;

•
$996,000 in higher staffing and associated costs for additional personnel to support growth and increased deliveries driven by the colder weather in the first six months of 2018, compared to the same period in 2017;

•	$646,000 in higher expenses, including vehicle fuel costs, sales and advertising, taxes other than income taxes and credit collections costs;

•	$594,000 in higher incentive compensation costs as a result of improved period-over-period results;

•	$443,000 in higher maintenance costs as a result of ongoing compliance activities;

•	$266,000 in higher depreciation and amortization expense due to increased investments; offset by

•	the absence of $870,000 in 2017 Xeron wind-down expenses.

OTHER EXPENSE, NET
For the quarter ended June 30, 2018 compared to the quarter ended June 30, 2017
Other expense, net, which includes non-operating investment income (expense), interest income, late fees charged to customers, gains or losses from the sale of assets and pension and other benefits expense, decreased by $740,000 in the second quarter of 2018, compared to the same period in 2017, due partly to the recognition of Xeron lease termination expenses in 2017.
For the six months ended June 30, 2018 compared to the six months ended June 30, 2017
Other expense, net, which includes non-operating investment income (expense), interest income, late fees charged to customers, gains or losses from the sale of assets and pension and other benefits expense, decreased by $1.5 million for the first six months of 2018, compared to the same period in 2017, due partly to the recognition of Xeron lease termination expenses in 2017.
INTEREST CHARGES
For the quarter ended June 30, 2018 compared to the quarter ended June 30, 2017
Interest charges for the three months ended June 30, 2018 increased by $808,000, compared to the same period in 2017, attributable primarily to an increase of $804,000 in interest on higher short-term borrowings, and an increase of $273,000 in interest on long-term debt, largely as a result of the issuance of the NYL Shelf Notes (Series A) in May 2018.
For the six months ended June 30, 2018 compared to the six months ended June 30, 2017
Interest charges for the six months ended June 30, 2018 increased by $1.7 million, compared to the same period in 2017, attributable primarily to an increase of $1.4 million in interest on higher short-term borrowings, and an increase of $804,000 in interest on long-term debt, largely as a result of the issuance of the Prudential Shelf Notes in April 2017 and the issuance of the NYL Shelf Notes (Series A) in May 2018.

INCOME TAXES
For the quarter ended June 30, 2018 compared to the quarter ended June 30, 2017
Income tax expense was $2.7 million for the three months ended June 30, 2018, compared to $3.9 million in the same period in 2017. The decrease in income tax expense was due primarily to the impact of the TCJA in the second quarter of 2018. Our effective income tax rate was 29.9 percent and 39.5 percent, for the three months ended June 30, 2018 and 2017, respectively.

For the six months ended June 30, 2018 compared to the six months ended June 30, 2017
Income tax expense was $12.7 million for the six months ended June 30, 2018, compared to $16.5 million in the same period in 2017. The decrease in income tax expense was due primarily to the impact of the TCJA in the first six months of 2018. Our effective income tax rate was 27.6 percent and 39.5 percent for the six months ended June 30, 2018 and 2017, respectively.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Our capital requirements reflect the capital-intensive and seasonal nature of our business and are principally attributable to investment in new plant and equipment, retirement of outstanding debt and seasonal variability in working capital. We rely on cash generated from operations, short-term borrowings, and other sources to meet normal working capital requirements and to temporarily finance capital expenditures. We may also issue long-term debt and equity to fund capital expenditures and to more closely align our capital structure with our target capital structure.
Our energy businesses are weather-sensitive and seasonal. We normally generate a large portion of our annual net income and subsequent increases in our accounts receivable in the first and fourth quarters of each year due to significant volumes of natural gas, electricity, and propane delivered by our distribution operations, and our natural gas gathering and processing operation to customers during the peak heating season. In addition, our natural gas and propane inventories, which usually peak in the fall months, are largely drawn down in the heating season and provide a source of cash as the inventory is used to satisfy winter sales demand.
Capital expenditures for investments in new or acquired plant and equipment are our largest capital requirements. Our capital expenditures were $134.7 million for the six months ended June 30, 2018.
We originally budgeted $181.6 million for capital expenditures in 2018, and we currently project capital expenditures of approximately $216.4 million in 2018. Our current capital projection by segment and by business line is shown below:

2018
(dollars in thousands)
Regulated Energy:
Natural gas distribution	$65,594
Natural gas transmission	110,813
Electric distribution	8,930
Total Regulated Energy	185,337
Unregulated Energy:
Propane distribution	13,359
Other unregulated energy	7,413
Total Unregulated Energy	20,772
Other:
Corporate and other businesses	10,289
Total Other	10,289
Total 2018 Budgeted Capital Expenditures	$216,398
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
The following table presents our capitalization, excluding and including short-term borrowings, as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
(in thousands)
Long-term debt, net of current maturities	$241,596	32%	$197,395	29%
Stockholders’ equity	507,986	68%	486,294	71%
Total capitalization, excluding short-term debt	$749,582	100%	$683,689	100%

	June 30, 2018		December 31, 2017
(in thousands)
Short-term debt	$235,288	24%	$250,969	26%
Long-term debt, including current maturities	251,573	25%	206,816	22%
Stockholders’ equity	507,986	51%	486,294	52%
Total capitalization, including short-term debt	$994,847	100%	$944,079	100%
Included in the long-term debt balances at June 30, 2018 and December 31, 2017, was a capital lease obligation associated with Sandpiper's capacity, supply and operating agreement (at June 30, 2018, zero excluding current maturities and $1.4 million including current maturities and, at December 31, 2017, $620,000 excluding current maturities and $2.1 million including current maturities). At the closing of the ESG acquisition in May 2013, Sandpiper entered into this agreement, which has a six-year term ending in May 2019. The capacity portion of this agreement is accounted for as a capital lease.
Our target ratio of equity to total capitalization, including short-term borrowings, is between 50 and 60 percent. From time to time, we may go below the lower end of the target range as we seek to align, as much as feasible, any long-term debt or equity issuance(s) with the commencement of service, and associated earnings, for larger revenue generating capital projects. In addition, the exact timing of any long-term debt or equity issuance(s) will be based on market conditions.
Shelf Agreements
In October 2015, we entered into the $150.0 million Prudential Shelf Agreement, under which we may request that Prudential purchase up to $150.0 million of our unsecured senior debt. As of June 30, 2018, we have issued $70.0 million of 3.25% Prudential Shelf Notes.
In March 2017, we entered into the MetLife Shelf Agreement and the NYL Shelf Agreement, under which we may request that MetLife and NYL, through March 2, 2020, purchase up to $150.0 million in Met Life Shelf Notes and $100.0 million in NYL Shelf Notes, respectively. The unsecured senior debt would have a fixed interest rate and a maturity date not to exceed 20 years from the date of issuance. MetLife and NYL are under no obligation to purchase any unsecured senior debt. The interest rate and terms of payment of any series of unsecured senior debt will be determined at the time of purchase.
In November 2017, NYL agreed to purchase $50.0 million of 3.48% Series A notes and $50.0 million of 3.58% Series B notes. The Series A notes were issued in May 2018, and the Series B notes will be issued on or before November 20, 2018. The proceeds received from the issuances of these NYL Shelf Notes will be used to reduce borrowings under the Revolver and/or lines of credit and/or to fund capital expenditures. The NYL Shelf Agreement has been fully utilized.
As of June 30, 2018, we have $230.0 million of additional potential borrowing capacity under the Prudential and MetLife Shelf Agreements. The Prudential Shelf Agreement and the NYL Shelf Agreement set forth certain business covenants to which we are subject when any note is outstanding, including covenants that limit or restrict our ability, and the ability of our subsidiaries, to incur indebtedness, or place or permit liens and encumbrances on any of our property or the property of our subsidiaries.

Short-term Borrowings
Our outstanding short-term borrowings at June 30, 2018 and December 31, 2017 were $235.3 million and $251.0 million at weighted average interest rates of 2.98 percent and 2.42 percent, respectively. Our current short-term borrowing limit, authorized by our Board of Directors, is $350.0 million.
We utilize bank lines of credit to provide funds for our short-term cash needs to meet seasonal working capital requirements and to temporarily fund portions of the capital expenditure program. As of June 30, 2018, we had five unsecured bank credit facilities with four financial institutions totaling $220.0 million in available credit. In addition, since October 2015, we have $150.0 million of additional short-term debt capacity available under the Revolver. The terms of the Revolver are described in further detail below. None of the unsecured bank lines of credit requires compensating balances.
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
Cash Flows
The following table provides a summary of our operating, investing and financing cash flows for the six months ended June 30, 2018 and 2017:

	Six Months Ended
	June 30,
	2018	2017
(in thousands)
Net cash provided by (used in):
Operating activities	$108,352	$96,370
Investing activities	(126,661)	(88,577)
Financing activities	17,207	(9,552)
Net decrease in cash and cash equivalents	(1,102)	(1,759)
Cash and cash equivalents—beginning of period	5,614	4,178
Cash and cash equivalents—end of period	$4,512	$2,419
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
During the six months ended June 30, 2018 and 2017, net cash provided by operating activities was $108.4 million and $96.4 million, respectively, resulting in an increase in cash flows of $12.0 million. Significant operating activities generating the cash flows change were as follows:

•
Changes in net accounts receivable and accrued revenue and accounts payable and accrued liabilities decreased cash flows by $20.5 million, due primarily to the timing of the receipt of customer payments as well as the timing of payments to vendors.

•	Net income, adjusted for reconciling activities, increased cash flows by $8.2 million, due primarily to the higher performance during the period.

•	Net cash flows from changes in propane inventories increased by approximately $12.4 million as a result of higher use of propane, which decreased our inventory levels.

•	Changes in net regulatory assets and liabilities increased cash flows by $6.8 million, due primarily to the change in fuel costs collected through the various cost recovery mechanisms.

•	Changes in net prepaid expenses and other current assets, customer deposits and refunds increased cash flows by $5.2 million.
Cash Flows Used in Investing Activities
Net cash used in investing activities totaled $126.7 million and $88.6 million during the six months ended June 30, 2018 and 2017, respectively, resulting in a decrease in cash flows of $38.1 million. Cash paid for capital expenditures increased by $38.2 million to $126.8 million for the first six months of 2018, compared to $88.6 million for the same period in 2017.
Cash Flows Provided (Used) by Financing Activities
Net cash provided by financing activities totaled $17.2 million during the six months ended June 30, 2018 compared to net cash of $9.6 million used in financing activities during the prior year period resulting in an increase in cash flows of $26.8 million. The increase in net cash provided by financing activities resulted primarily from the following:

•	Increased cash flows from lower repayments of short-term borrowing of $45.6 million under our line of credit arrangements;

•
Receipt of $74.9 million in net cash proceeds from the Revolver and the issuance of the NYL Shelf Notes (Series A) in January and May 2018, respectively, which increased cash flow by $5.1 million during the six months ended June 30, 2018, compared to the same period in 2017. For the six months ended June 30, 2017, we received $69.8 million in net proceeds from the issuance of the Prudential Shelf Notes;

•	Increased cash flows of $3.0 million as a result of changes in cash overdrafts; partially offset by

•	Higher repayment of long-term debt of $25.0 million during the six months ended June 30, 2018, compared to the same period in 2017.
Off-Balance Sheet Arrangements
We have issued corporate guarantees to certain vendors of our subsidiaries, primarily PESCO. These corporate guarantees provide for the payment of propane and natural gas purchases in the event of the respective subsidiary’s default. These subsidiaries have never defaulted on their obligations to pay their suppliers. The liabilities for these purchases are recorded in our financial statements when incurred. The aggregate amount guaranteed at June 30, 2018 was $72.5 million, with the guarantees expiring on various dates through June 2019.
We have issued letters of credit totaling $5.0 million related to the electric transmission services for FPU's northwest electric division, the firm transportation service agreement between TETLP and our Delaware and Maryland divisions, and to our current and previous primary insurance carrier. These letters of credit have varying expiration dates through December 2019. There have been no draws on these letters of credit as of June 30, 2018. We do not anticipate that the letters of credit will be drawn upon by the counterparties, and we expect that they will be renewed to the extent necessary in the future. Additional information is presented in Note 6, Other Commitments and Contingencies in the condensed consolidated financial statements.

Contractual Obligations
There has been no material change in the contractual obligations presented in our 2017 Annual Report on Form 10-K, except for long-term debt and commodity purchase obligations entered into in the ordinary course of our business. The following table summarizes long-term debt and commodity purchase contract obligations at June 30, 2018:

	Payments Due by Period
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
(in thousands)
Long-term debt(1)	$8,626	$31,200	$38,700	$172,200	$250,726
Purchase obligations - Commodity (2)	116,416	39,752	77	—	156,245
Total	$125,042	$70,952	$38,777	$172,200	$406,971

(1)	Excludes capital lease obligation, debt issuance costs and an unamortized discount of $847,000.

- 54

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

Rates and Regulatory Matters
Our natural gas distribution operations in Delaware, Maryland and Florida and electric distribution operation in Florida are subject to regulation by the respective state PSC; Eastern Shore is subject to regulation by the FERC; and Peninsula Pipeline is subject to regulation by the Florida PSC. At June 30, 2018, we were involved in regulatory matters in each of the jurisdictions in which we operate. Our significant regulatory matters are fully described in Note 4, Rates and Other Regulatory Activities, to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
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
Long-term debt is subject to potential losses based on changes in interest rates. Our long-term debt at June 30, 2018, consists of fixed-rate Senior Notes and $8.0 million of fixed-rate secured debt. We evaluate whether to refinance existing debt or permanently refinance existing short-term borrowings based in part on the fluctuation in interest rates. Additional information about our long-term debt is disclosed in Note 14, Long-term Debt, in the condensed consolidated financial statements.
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
We can store up to approximately 6.9 million gallons of propane (including leased storage and rail cars) during the winter season to meet our customers’ peak requirements and to serve metered customers. Decreases in the wholesale price of propane may cause the value of stored propane to decline, particularly if we utilize fixed price forward contracts for supply. To mitigate the risk of propane commodity price fluctuations on the inventory valuation, we have adopted a Risk Management Policy that allows our propane distribution operation to enter into fair value hedges, cash flow hedges or other economic hedges of our inventory.
Aspire Energy is exposed to commodity price risk, primarily during the winter season, to the extent we are not successful in balancing our natural gas purchases and sales and have to secure natural gas from alternative sources at higher spot prices. In order to mitigate this risk, we procure firm capacity that meets our estimated volume requirements and we continue to seek out new producers in order to fulfill our natural gas purchase requirements.
PESCO is a party to natural gas swap and futures contracts. These contracts provide PESCO with the right to purchase natural gas at a fixed price at future dates. Upon expiration, the contracts can be settled financially without taking delivery of natural gas, or PESCO can take delivery of natural gas for its customers.
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

The following table reflects the changes in the fair market value of financial derivatives contracts related to natural gas and propane purchases and sales from December 31, 2017 to June 30, 2018:

(in thousands)	Balance at December 31, 2017	Increase (Decrease) in Fair Market Value	Less Amounts Settled	Balance at June 30, 2018
PESCO	$(6,153)	$14,607	$(9,099)	$(645)
Sharp	1,192	(1,553)	655	294
Total	$(4,961)	$13,054	$(8,444)	$(351)
There were no changes in methods of valuations during the six months ended June 30, 2018.
The following is a summary of fair market value of financial derivatives as of June 30, 2018, by method of valuation and by maturity for each fiscal year period.

(in thousands)	2018	2019	2020	2021	2022	Total Fair Value
Price based on ICE - PESCO	$(750)	$(541)	$972	$(329)	$3	$(645)
Price based on Mont Belvieu - Sharp	244	65	(8)	(7)	—	294
Total	$(506)	$(476)	$964	$(336)	$3	$(351)
WHOLESALE CREDIT RISK
The Risk Management Committee reviews credit risks associated with counterparties to commodity derivative contracts prior to such contracts being approved.
Additional information about our derivative instruments is disclosed in Note 12, Derivative Instruments, in the condensed consolidated financial statements.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and Chief Financial Officer of Chesapeake Utilities, with the participation of other Company officials, have evaluated our “disclosure controls and procedures” (as such term is defined under Rules 13a-15(e) and 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2018. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.
Changes in Internal Control over Financial Reporting
Beginning January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers. The impacts of the adoption are discussed in detail in Note 1, Summary of Accounting Policies, and Note 3, Revenue Recognition, in the notes to the condensed consolidated financial statements within this Form 10-Q. In conjunction with this adoption, we implemented changes to our controls related to revenue that were not material to our internal controls over financial reporting. These included the development of new policies based on the five-step model provided in the new revenue standard, enhanced contract review requirements, and other ongoing monitoring activities. These controls were designed to provide assurance, at a reasonable level, of the fair presentation of our condensed consolidated financial statements and related disclosures. During the quarter ended June 30, 2018, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
Period	Purchased	per Share	or Programs (2)	or Programs (2)
April 1, 2018 through April 30, 2018 (1)	406	$73.05	—	—
May 1, 2018 through May 31, 2018	—	$—	—	—
June 1, 2018 through June 30, 2018	—	$—	—	—
Total	406	$73.05	—	—

(1)
Chesapeake Utilities purchased shares of common stock on the open market for the purpose of reinvesting the dividend on deferred stock units held in the Rabbi Trust accounts for certain directors and senior executives under the Deferred Compensation Plan. The Deferred Compensation Plan is discussed in detail in Item 8 under the heading “Notes to the Consolidated Financial Statements—Note 16, Employee Benefit Plans” in our latest Annual Report on Form 10-K for the year ended December 31, 2017. During the quarter ended June 30, 2018, 406 shares were purchased through the reinvestment of dividends on deferred stock units.

(2)	Except for the purposes described in Footnote (1), Chesapeake Utilities has no publicly announced plans or programs to repurchase its shares.

Item 3. Defaults upon Senior Securities
None.

Item 5. Other Information

None.

Item 6.	Exhibits

10.1
Separation Agreement and Release, effective as of June 7, 2018, by and between Chesapeake Utilities Corporation and Elaine B. Bittner, which was filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2018, and is incorporated herein by reference thereto.

31.1*	Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350.

32.2*	Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE UTILITIES CORPORATION

/S/ BETH W. COOPER
Beth W. Cooper Senior Vice President and Chief Financial Officer
Date: August 9, 2018

