Form 10-Q
period 2018-09-30
CHESAPEAKE UTILITIES CORP
filed 2018-11-09
CIK 19745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Common Stock, par value $0.4867 — 16,378,545 shares outstanding as of October 31, 2018.

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

Del-Mar Energy Pathway Project - A project for the construction of pipeline looping in Kent County, Delaware, and additional mainline extension in Sussex County, Delaware. The project also upgrades an existing pressure control facility, which includes a portion of mainline extension in Sussex County, Delaware, as well as in Somerset County, Maryland.
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

MTM: Fair value (mark-to-market) accounting required for derivatives in accordance with ASC 815, Derivatives and Hedging
NOPR: Notice of Proposed Rulemaking
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
Peninsula Pipeline: Peninsula Pipeline Company, Inc., Chesapeake Utilities' wholly-owned Florida intrastate pipeline subsidiary
PESCO: Peninsula Energy Services Company, Inc., Chesapeake Utilities' wholly-owned natural gas marketing subsidiary
PNC: PNC Bank, National Association, the administrative agent and primary lender for our Revolver
Prudential: PGIM, Inc., formerly known as Prudential Investment Management Inc., an institutional investment management firm, with which we have entered into the Prudential Shelf Agreement
Prudential Shelf Agreement: An agreement entered into by Chesapeake Utilities and Prudential in October 2015 pursuant to which Chesapeake Utilities could request that Prudential purchase, through October 7, 2018, up to $150.0 million of Prudential Shelf Notes at a fixed interest rate and with a maturity date not to exceed 20 years from the date of issuance, as subsequently amended in September 2018, pursuant to which we may request that Prudential purchase up to $150.0 million of our unsecured debt over a three-year period, expiring in August 2021
Prudential Shelf Notes: Unsecured senior promissory notes issuable under the Prudential Shelf Agreement
PSC: Public Service Commission, which is the state agency that regulates the rates and services provided by Chesapeake Utilities’ natural gas and electric distribution operations in Delaware, Maryland and Florida and Peninsula Pipeline in Florida
Rayonier: Rayonier Performance Fibers, LLC, the company that owns the property on which Eight Flags' CHP plant is located, and a customer of the steam generated by the CHP plant
Retirement Savings Plan: A qualified 401(k) retirement savings plan sponsored by Chesapeake Utilities
Revolver: Our unsecured revolving credit facility with the Lenders
ROU: Right of use
Sandpiper: Sandpiper Energy, Inc., Chesapeake Utilities' wholly-owned subsidiary, which provides a tariff-based distribution service to customers in Worcester County, Maryland
Sanford Group: FPU and other responsible parties involved with the Sanford MGP site
SEC: U.S. Securities and Exchange Commission
Senior Notes: Our unsecured long-term debt issued primarily to insurance companies on various dates
Sharp: Sharp Energy, Inc., Chesapeake Utilities' wholly-owned propane distribution subsidiary
SICP: Chesapeake Utilities' 2013 Stock and Incentive Compensation Plan
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
(in thousands, except shares and per share data)
Operating Revenues
Regulated Energy	$72,770	$69,703	$252,667	$238,353
Unregulated Energy and other	67,509	57,233	263,632	198,827
Total Operating Revenues	140,279	126,936	516,299	437,180
Operating Expenses
Regulated Energy cost of sales	21,501	22,794	89,741	87,206
Unregulated Energy and other cost of sales	55,660	44,066	204,880	145,325
Operations	32,821	29,274	101,804	91,778
Maintenance	3,208	2,737	10,419	9,370
Gain from a settlement	—	—	(130)	(130)
Depreciation and amortization	10,633	9,362	30,176	27,267
Other taxes	4,420	4,071	13,719	12,572
Total Operating Expenses	128,243	112,304	450,609	373,388
Operating Income	12,036	14,632	65,690	63,792
Other expense, net	(11)	(154)	(204)	(1,855)
Interest charges	4,430	3,321	11,976	9,133
Income Before Income Taxes	7,595	11,157	53,510	52,804
Income taxes	2,057	4,324	14,731	20,781
Net Income	$5,538	$6,833	$38,779	$32,023
Weighted Average Common Shares Outstanding:
Basic	16,378,545	16,344,442	16,366,608	16,334,210
Diluted	16,428,439	16,389,635	16,416,255	16,378,633
Earnings Per Share of Common Stock:
Basic	$0.34	$0.42	$2.37	$1.96
Diluted	$0.34	$0.42	$2.36	$1.96
Cash Dividends Declared Per Share of Common Stock	$0.3700	$0.3250	$1.0650	$0.9550
The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
(in thousands)
Net Income	$5,538	$6,833	$38,779	$32,023
Other Comprehensive Income (Loss), net of tax:
Employee Benefits, net of tax:
Amortization of prior service cost, net of tax of $(5), $(8), $(16) and $(23), respectively	(14)	(11)	(42)	(35)
Net gain, net of tax of $38, $69, $118 and $212, respectively	100	102	317	297
Cash Flow Hedges, net of tax:
Unrealized gain (loss) on commodity contract cash flow hedges, net of tax of $257, $(15), $(70) and $(376), respectively	644	(104)	(83)	(643)
Total Other Comprehensive Income (Loss), net of tax	730	(13)	192	(381)
Comprehensive Income	$6,268	$6,820	$38,971	$31,642
The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

Assets	September 30, 2018	December 31, 2017
(in thousands, except shares and per share data)
Property, Plant and Equipment
Regulated Energy	$1,242,840	$1,073,736
Unregulated Energy	220,721	210,682
Other businesses and eliminations	34,975	27,699
Total property, plant and equipment	1,498,536	1,312,117
Less: Accumulated depreciation and amortization	(295,449)	(270,599)
Plus: Construction work in progress	60,243	84,509
Net property, plant and equipment	1,263,330	1,126,027
Current Assets
Cash and cash equivalents	6,215	5,614
Trade and other receivables (less allowance for uncollectible accounts of $987 and $936, respectively)	52,660	77,223
Accrued revenue	12,352	22,279
Propane inventory, at average cost	7,444	8,324
Other inventory, at average cost	4,786	12,022
Regulatory assets	6,891	10,930
Storage gas prepayments	6,989	5,250
Income taxes receivable	8,725	14,778
Prepaid expenses	9,775	13,621
Derivative assets, at fair value	10,568	1,286
Other current assets	2,557	7,260
Total current assets	128,962	178,587
Deferred Charges and Other Assets
Goodwill	19,604	19,604
Other intangible assets, net	4,073	4,686
Investments, at fair value	7,951	6,756
Regulatory assets	76,343	75,575
Other assets	5,293	3,699
Total deferred charges and other assets	113,264	110,320
Total Assets	$1,505,556	$1,414,934

The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

Capitalization and Liabilities	September 30, 2018	December 31, 2017
(in thousands, except shares and per share data)
Capitalization
Stockholders’ equity
Preferred stock, par value $0.01 per share (authorized 2,000,000 shares), no shares issued and outstanding	$—	$—
Common stock, par value $0.4867 per share (authorized 50,000,000 shares)	7,971	7,955
Additional paid-in capital	255,509	253,470
Retained earnings	249,805	229,141
Accumulated other comprehensive loss	(4,987)	(4,272)
Deferred compensation obligation	3,818	3,395
Treasury stock	(3,818)	(3,395)
Total stockholders’ equity	508,298	486,294
Long-term debt, net of current maturities	241,597	197,395
Total capitalization	749,895	683,689
Current Liabilities
Current portion of long-term debt	9,613	9,421
Short-term borrowing	268,293	250,969
Accounts payable	60,228	74,688
Customer deposits and refunds	34,887	34,751
Accrued interest	3,969	1,742
Dividends payable	6,060	5,312
Accrued compensation	10,396	13,112
Regulatory liabilities	9,099	6,485
Derivative liabilities, at fair value	9,774	6,247
Other accrued liabilities	14,819	10,273
Total current liabilities	427,138	413,000
Deferred Credits and Other Liabilities
Deferred income taxes	146,814	135,850
Regulatory liabilities	141,840	140,978
Environmental liabilities	7,941	8,263
Other pension and benefit costs	28,839	29,699
Deferred investment tax credits and other liabilities	3,089	3,455
Total deferred credits and other liabilities	328,523	318,245
Environmental and other commitments and contingencies (Notes 5 and 6)
Total Capitalization and Liabilities	$1,505,556	$1,414,934
The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
(in thousands)
Operating Activities
Net income	$38,779	$32,023
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,176	27,267
Depreciation and accretion included in other costs	6,464	5,989
Deferred income taxes	11,047	29,520
Realized loss (gain) on commodity contracts/sale of assets/investments	4,015	(2,817)
Unrealized gain on investments/commodity contracts	(427)	(695)
Employee benefits and compensation	456	1,212
Share-based compensation	2,535	1,608
Other, net	(35)	(39)
Changes in assets and liabilities:
Accounts receivable and accrued revenue	32,988	12,912
Propane inventory, storage gas and other inventory	6,379	(8,256)
Regulatory assets/liabilities, net	3,899	927
Prepaid expenses and other current assets	(1,533)	(2,860)
Accounts payable and other accrued liabilities	(9,590)	4,515
Income taxes receivable	6,053	(3,810)
Customer deposits and refunds	136	3,255
Accrued compensation	(2,804)	(2,030)
Other assets and liabilities, net	(542)	(349)
Net cash provided by operating activities	127,996	98,372
Investing Activities
Property, plant and equipment expenditures	(171,410)	(130,137)
Proceeds from sales of assets	565	601
Acquisitions, net of cash acquired	—	(11,707)
Environmental expenditures	(322)	(210)
Net cash used in investing activities	(171,167)	(141,453)
Financing Activities
Common stock dividends	(16,171)	(14,780)
(Purchase) issuance of stock under the Dividend Reinvestment Plan	(518)	254
Stock issuance	—	(10)
Tax withholding payments related to net settled stock compensation	(1,210)	(692)
Change in cash overdrafts due to outstanding checks	712	(3,013)
Net borrowing (repayment) under line of credit agreements and short-term borrowing under the Revolver	16,612	(3,760)
Proceeds from long-term debt and long-term borrowing under the Revolver	74,901	69,800
Repayment of long-term debt, long-term borrowing under the Revolver and capital lease obligation	(30,554)	(5,510)
Net cash provided in financing activities	43,772	42,289
Net Increase (Decrease) in Cash and Cash Equivalents	601	(792)
Cash and Cash Equivalents—Beginning of Period	5,614	4,178
Cash and Cash Equivalents—End of Period	$6,215	$3,386
The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock (1)
(in thousands, except shares and per share data)	Number of Shares(2)	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation	Treasury Stock	Total
Balance at December 31, 2016	16,303,499	$7,935	$250,967	$192,062	$(4,878)	$2,416	$(2,416)	$446,086
Net income	—	—	—	58,124	—	—	—	58,124
Other comprehensive income	—	—	—	—	606	—	—	606
Dividend declared ($1.28 per share)	—	—	—	(21,045)	—	—	—	(21,045)
Dividend reinvestment plan	10,771	5	730	—	—	—	—	735
Stock issuance	—	—	(10)	—	—	—	—	(10)
Share-based compensation and tax benefit (3)(4)	30,172	15	1,783	—	—	—	—	1,798
Treasury stock activities	—	—	—	—	—	979	(979)	—
Balance at December 31, 2017	16,344,442	7,955	253,470	229,141	(4,272)	3,395	(3,395)	486,294
Net income	—	—	—	38,779	—	—	—	38,779
Cumulative effect of the adoption of ASU 2014-09	—	—	—	(1,498)	—	—	—	(1,498)
Reclassification upon the adoption of ASU 2018-02	—	—	—	907	(907)	—	—	—
Other comprehensive income	—	—	—	—	192	—	—	192
Dividend declared ($1.065 per share)	—	—	—	(17,524)	—	—	—	(17,524)
Dividend reinvestment plan	—	—	(2)	—	—	—	—	(2)
Share-based compensation and tax benefit (3) (4)	34,103	16	2,041	—	—	—	—	2,057
Treasury stock activities	—	—	—	—	—	423	(423)	—
Balance at September 30, 2018	16,378,545	$7,971	$255,509	$249,805	$(4,987)	$3,818	$(3,818)	$508,298

(1)
2,000,000 shares of preferred stock at $0.01 par value have been authorized. None has been issued or is outstanding; accordingly, no information has been included in the statements of stockholders’ equity.

(2)	Includes 96,622 and 90,961 shares at September 30, 2018 and December 31, 2017, respectively, held in a Rabbi Trust related to our Deferred Compensation Plan.

(3)	Includes amounts for shares issued for directors’ compensation.

(4)
The shares issued under the SICP are net of shares withheld for employee taxes. For the nine months ended September 30, 2018, and for the year ended December 31, 2017, we withheld 16,918 and 10,269 shares, respectively, for taxes.

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

ARM, Chipola and Central Gas Asset Acquisitions
In August 2017, PESCO acquired certain natural gas marketing assets of ARM. The acquired assets complemented PESCO’s existing asset portfolio and expanded our regional footprint and retail demand in a market where we had existing pipeline capacity and wholesale liquidity.  We accounted for the purchase of these assets as a business combination and initially recorded goodwill of $6.8 million within our Unregulated Energy segment. In connection with the acquisition, we initially recorded a contingent consideration liability of $2.5 million, based on our preliminary analysis projecting that the acquired business would achieve at least a certain gross margin target in 2018. During the second quarter of 2018, we identified certain known information as of the acquisition date that was not considered in our original analysis and would have resulted in no contingent consideration liability being initially recorded. Therefore, we reversed the originally-recorded contingent liability and reduced goodwill by $2.5 million. We similarly revised the condensed consolidated balance sheet as of December 31, 2017. These revisions are considered immaterial to our condensed consolidated financial statements. The need for a contingent consideration liability will be re-evaluated in the final reporting period in 2018. However, our current assessment is that no contingent consideration will be paid.

In August 2017, Flo-gas acquired certain operating assets of Chipola, which provided propane distribution service to approximately 800 residential and commercial customers in Bay, Calhoun, Gadsden, Jackson, Liberty, and Washington Counties, Florida.

In December 2017, Flo-gas acquired certain operating assets of Central Gas, which provides propane distribution service to approximately 325 residential and commercial customers in Glades, Highlands, Martin, Okeechobee, and St. Lucie Counties, Florida.

The revenue and net income from these acquisitions, which were included in our condensed consolidated statements of income for the three and nine months ended September 30, 2018, were not material. The acquisition accounting amounts recorded in conjunction with the ARM and Chipola acquisitions are now final although the amounts associated with the Central Gas acquisition are preliminary and subject to adjustment based on additional valuations performed during the measurement period.

FASB Statements and Other Authoritative Pronouncements
Recently Adopted Accounting Standards
Revenue from Contracts with Customers (ASC 606) - On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers, and all the related amendments using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard to all of our contracts as an adjustment to the beginning balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The impact of adoption of the new revenue standard was immaterial to our net income.

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

The following highlights the impact of the adoption of ASC 606 on our condensed consolidated income statements for the three and nine months ended September 30, 2018 and condensed consolidated balance sheet as of September 30, 2018:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
Income statement	As Reported	Without Adoption of ASC 606	Effect of Change Higher (Lower)	As Reported	Without Adoption of ASC 606	Effect of Change Higher (Lower)
(in thousands)
Regulated Energy operating revenues	$72,770	$72,879	$(109)	$252,667	$253,659	$(992)
Regulated Energy cost of sales	21,501	21,512	(11)	89,741	90,454	(713)
Depreciation and amortization	10,633	10,629	4	30,176	30,150	26
Income before income taxes	7,595	7,697	(102)	53,510	53,815	(305)
Income taxes	2,057	2,086	(29)	14,731	14,819	(88)
Net income	5,538	5,611	(73)	38,779	38,996	(217)

	As of September 30, 2018
Balance sheet	As Reported	Without Adoption of ASC 606	Effect of Change Higher (Lower)
(in thousands)
Assets
Accrued revenues	$12,352	$13,658	$(1,306)
Other assets	$5,293	$5,702	$(409)

Capitalization
Retained earnings	$249,805	$251,520	$(1,715)

The primary impact of the adoption of ASC 606 on our income statement was the delayed recognition of approximately $305,000 in revenue in the first nine months of 2018 to future years and a cumulative adjustment that decreased retained earnings and other assets by $1.7 million at September 30, 2018, associated with a long-term firm transmission contract with an industrial customer.
Compensation-Retirement Benefits (ASC 715) - In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post Retirement Benefit Cost. Under this guidance, employers are required to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit costs are required to be presented in the income statement separately from the service cost component and should not be included operating expenses. The update allows for capitalization of the service cost component when applicable. We adopted ASU 2017-07 on January 1, 2018 and applied the changes in the presentation of the service cost and other components of net benefit costs, retrospectively. Aside from changes in presentation, implementation of this standard did not have a material impact on our financial position or results of operations.
Statement of Cash Flows (ASC 230) - In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which clarifies how certain transactions are classified in the statement of cash flows. We adopted ASU 2016-15 on January 1, 2018. Implementation of this new standard did not have a material impact on our condensed consolidated statement of cash flows.
Compensation - Stock Compensation (ASC 718) - In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, to clarify when to account for a change in the terms or conditions of a share-based payment award as a modification. Under this guidance, modification accounting is required only if the fair value, the vesting conditions or the award classification (equity or liability) change because of a change in the terms or conditions of the award. We adopted

ASU 2017-09, prospectively, on January 1, 2018. Implementation of this new standard did not have a material impact on our financial position or results of operations.
Income Statement - Reporting Comprehensive Income (ASC 220) - In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA. We adopted ASU 2018-02 on January 1, 2018, and reclassified stranded tax effects from accumulated other comprehensive loss related to our employee benefit plans and commodity contract cash flows hedges. Implementation of this new standard did not have a material impact on our financial position and results of operations. See Note 8, Stockholders' Equity, for additional information.
Derivatives and Hedging (ASC 815) - In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. ASU 2017-12 expands the risks that can be designated as hedged risks in cash flow hedges to include cash flow variability from contractually specified components of forecasted purchases or sales of non-financial assets. ASU 2017-12 requires the entire change in fair value of a hedging instrument that is included in the assessment of hedge effectiveness to be presented in the same income statement line that is used to present the earnings effects of the hedged item for fair value hedges and in other comprehensive income for cash flow hedges. ASU 2017-12 requires a tabular presentation of the income statement effect of fair value and cash flow hedges and eliminates the requirement to disclose the ineffective portion of the change in fair value of hedging instruments. ASU 2017-12 will be effective for our annual and interim financial statements beginning January 1, 2019, although early adoption is permitted. We adopted ASU 2017-12 effective July 1, 2018, with no material impact on our financial statements. See Note 12, Derivative Instruments, for additional information with respect to the disclosures required by ASU 2017-12.
Recent Accounting Standards Yet to be Adopted
Leases (ASC 842) - In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. The standard establishes a ROU model that requires a lessee to recognize a ROU asset and lease liability for all leases with a term greater than 12 months. The update also expands the required quantitative and qualitative disclosures surrounding leases. ASC 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. ASU 2016-02 will be effective for our annual and interim financial statements, beginning January 1, 2019, although early adoption is permitted. We expect to adopt ASU 2016-02 effective January 1, 2019 and use the modified retrospective transition approach to all existing leases.
The new standard permits companies to elect several practical expedients. We expect to elect: (1) the ‘package of practical expedients,’ pursuant to which we do not need to reassess our prior conclusions about lease identification, lease classification and initial direct costs and (2) the ‘use-of-hindsight’ practical expedient, which allows us to use hindsight in assessing impairment of our existing land easements. We also intend to aggregate all non-lease components with the lease components to which they relate.

The most significant effect of ASC 842 will be recognition of ROU assets and lease liabilities on our balance sheet for our operating leases and providing significant new disclosures about our leasing activities. We currently expect that upon adoption, we will recognize lease liabilities ranging from $4.0 million to $5.0 million, with corresponding ROU of the same amount based on the present value of the remaining minimum rental payments for existing operating leases.
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

Fair Value Measurement (ASC 820) - In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which removes, modifies and adds certain disclosure requirements on fair value measurements in ASC 820. ASU 2018-13 will be effective for our annual and interim financial statements beginning January 1, 2020 and, since the changes only impact disclosures, will not have a material impact on our financial position or results of operations.
Compensation - Retirement Benefits - Defined Benefit Plans - General (ASC 715-20) - In August 2018, the FASB issued ASU 2018-14, Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, which removes, clarifies and adds certain disclosure requirements in ASC 715-20 related to defined benefit pension and other postretirement plans. ASU 2018-14 will be effective for our annual and interim financial statements, on a retrospective basis, beginning January 1, 2021 and, since the changes only impact disclosures, will not have a material impact on our financial position or results of operations.

2.	Calculation of Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
(in thousands, except shares and per share data)
Calculation of Basic Earnings Per Share:

Net Income	$5,538	$6,833	$38,779	$32,023
Weighted average shares outstanding	16,378,545	16,344,442	16,366,608	16,334,210
Basic Earnings Per Share	$0.34	$0.42	$2.37	$1.96

Calculation of Diluted Earnings Per Share:
Reconciliation of Numerator:
Net Income	$5,538	$6,833	$38,779	$32,023
Reconciliation of Denominator:
Weighted shares outstanding—Basic	16,378,545	16,344,442	16,366,608	16,334,210
Effect of dilutive securities—Share-based compensation	49,894	45,193	49,647	44,423
Adjusted denominator—Diluted	16,428,439	16,389,635	16,416,255	16,378,633
Diluted Earnings Per Share	$0.34	$0.42	$2.36	$1.96

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

The following table displays our revenue by major source based on product and service type for the three months ended September 30, 2018:

(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Energy distribution
Florida natural gas division	$6,282	$—	$—	$6,282
Delaware natural gas division	7,010	—	—	7,010
FPU electric distribution	23,830	—	—	23,830
FPU natural gas distribution	17,390	—	—	17,390
Maryland natural gas division	2,463	—	—	2,463
Sandpiper	3,561	—	—	3,561
Total energy distribution	60,536	—	—	60,536

Energy transmission
Aspire Energy	—	5,750	—	5,750
Eastern Shore	16,189	—	—	16,189
Peninsula Pipeline	3,404	—	—	3,404
Total energy transmission	19,593	5,750	—	25,343

Energy generation
Eight Flags	—	4,044	—	4,044

Propane delivery
Delmarva Peninsula propane delivery	—	13,172	—	13,172
Florida propane delivery	—	4,166	—	4,166
Total propane delivery	—	17,338	—	17,338

Energy services
PESCO	—	51,619	—	51,619

Other and eliminations
Eliminations	(7,359)	(3,185)	(8,668)	(19,212)
Other	—	476	135	611
Total other and eliminations	(7,359)	(2,709)	(8,533)	(18,601)

Total operating revenues (1)	$72,770	$76,042	$(8,533)	$140,279
(1) Includes other revenue (revenues from sources other than contracts with customers) of $546,000 and $91,000 for our Regulated and Unregulated Energy segments, respectively. The sources of other revenues include revenue from alternative revenue programs related to revenue normalization for Maryland division and Sandpiper and late fees.

The following table displays our revenue by major source based on product and service type for the nine months ended September 30, 2018:

(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Energy distribution
Florida natural gas division	$18,462	$—	$—	$18,462
Delaware natural gas division	50,963	—	—	50,963
FPU electric distribution	60,933	—	—	60,933
FPU natural gas distribution	58,885	—	—	58,885
Maryland natural gas division	17,136	—	—	17,136
Sandpiper	16,892	—	—	16,892
Total energy distribution	223,271	—	—	223,271

Energy transmission
Aspire Energy	—	23,682	—	23,682
Eastern Shore	46,289	—	—	46,289
Peninsula Pipeline	8,469	—	—	8,469
Total energy transmission	54,758	23,682	—	78,440

Energy generation
Eight Flags	—	12,652	—	12,652

Propane delivery
Delmarva Peninsula propane delivery	—	73,907	—	73,907
Florida propane delivery	—	15,741	—	15,741
Total propane delivery	—	89,648	—	89,648

Energy services
PESCO	—	181,976	—	181,976

Other and eliminations
Eliminations	(25,362)	(11,679)	(34,643)	(71,684)
Other	—	1,475	521	1,996
Total other and eliminations	(25,362)	(10,204)	(34,122)	(69,688)

Total operating revenues (1)	$252,667	$297,754	$(34,122)	$516,299
(1) Includes other revenue (revenues from sources other than contracts with customers) of $(399,000) and $246,000 for our Regulated and Unregulated Energy segments, respectively. The sources of other revenues include revenue from alternative revenue programs related to revenue normalization for Maryland division and Sandpiper and late fees.

Regulated Energy segment
The businesses within our Regulated Energy segment are regulated utilities whose operations and customer contracts are subject to rates approved by the respective state PSC or the FERC.
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

Revenues for Eastern Shore are based on rates approved by the FERC. The FERC has also authorized Eastern Shore to negotiate rates above or below the FERC-approved maximum rates, which customers can elect as an alternative to the FERC-approved maximum rates. Eastern Shore's services can be firm or interruptible. Firm services are offered on a guaranteed basis and are available at all times unless prevented by force majeure or other permitted curtailments. Interruptible customers receive service only when there is available capacity or supply. Our performance obligation is satisfied over time as we deliver natural gas to the customers' locations. We recognize revenues based on capacity used or reserved and the fixed monthly charge.

Peninsula Pipeline is engaged in natural gas intrastate transmission to third-party customers and certain affiliates in the State of Florida. Our performance obligation is satisfied over time as the natural gas is transported to customers. We recognize revenue based on rates approved by the Florida PSC and the capacity used or reserved. We accrue unbilled revenues for transportation services provided and not yet billed at the end of an accounting period.

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
Contract balances
The timing of revenue recognition, customer billings and cash collections results in trade receivables, unbilled receivables (contract assets), and customer advances (contract liabilities) in our consolidated balance sheets. The balances of our trade receivables, contract assets, and contract liabilities as of December 31, 2017 and September 30, 2018 were as follows:

	Trade Receivables	Contract Assets (Non-current)	Contract Liabilities (Current)
(in thousands)
Balance at 12/31/2017	$74,962	$1,270	$407
Balance at 9/30/2018	50,937	2,331	583
Increase (decrease)	$(24,025)	$1,061	$176

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

At times, we receive advances or deposits from our customers before we satisfy our performance obligation, resulting in contract liabilities. At September 30, 2018 and December 31, 2017, we had a contract liability of $583,000 and $407,000, respectively, which was included in other accrued liabilities in the condensed consolidated balance sheet, and which relates to non-refundable prepaid fixed fees for our Delmarva Peninsula propane delivery operation's retail offerings. Our performance obligation is satisfied over the term of the respective retail offering plan on a ratable basis. For the three and nine months ended September 30, 2018, we recognized revenue of $48,000 and $384,000, respectively.

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
Delaware
Effect of the TCJA on customers: The Delaware PSC issued an order requiring all rate-regulated utilities to file estimates of the impact of the TCJA on their cost of service for the most recent test year available (including new rate schedules). The order also required utilities to propose procedures for changing rates to reflect those impacts on or before March 31, 2018. Our Delaware Division filed the requisite reports with the Delaware PSC on March 30, 2018. Subsequently, the Delaware Division filed an updated report reflecting the impact of the TCJA on May 31, 2018. If, after reviewing the required filing, the Delaware PSC determines to reduce our rates, it will open a new docket and establish a procedural schedule for conducting an evidentiary hearing regarding the impacts of the TCJA on our operations and existing rates.

In addition, on February 1, 2018, the Delaware PSC issued an order requiring Delaware rate-regulated public utilities to accrue regulatory liabilities reflecting the impacts of changes in the federal corporate income tax laws. In compliance with the Delaware PSC order, we have established a regulatory liability to reflect the estimated impacts of the changes in the federal corporate income tax rate. We believe that the reduction in rates charged by our Delaware Division because of the lower federal income taxes resulting from the TCJA will not have a material effect on our financial position or results of operations, because the reduction will be offset by an equal reduction in income tax expense.

Underserved Area Rates: In December 2017, we filed an application requesting authorization to utilize existing expansion area tariff rates to serve customers located outside of the current Sussex County, Delaware expansion area boundaries that cannot be economically served under the regular tariff rates. In June 2018, we reached a settlement agreement with the relevant parties, which allows us to utilize higher rates for areas outside of our existing expansion area. The Delaware PSC unanimously approved the settlement at its public meeting on July 10, 2018. The new rate schedule became effective on August 1, 2018.
CGS: In June 2018, we filed with the Delaware PSC an application requesting approval of the acquisition and subsequent conversion of propane to natural gas for certain CGS located within our territory. We requested the establishment of regulatory accounting treatment and valuation of the acquisition of certain CGS, approval of a methodology to set new distribution rates for CGS customers and approval of a new system-wide tariff rate that will recover CGS conversion costs. The Delaware PSC has not reached a decision as of the date of this filing.
Maryland Division and Sandpiper
Effect of the TCJA on customers: The Maryland PSC issued an order requiring all Maryland public utilities with rates explicitly grossed-up for income taxes to track the impacts of the TCJA, beginning January 1, 2018. The order required utilities to: (a) apply regulatory accounting treatment, which includes the use of regulatory assets and liabilities, for all impacts of the TCJA; (b) file an explanation of the expected effects of the TCJA on their expenses and revenues; and (c) explain when and how they expect to pass on to their customers the net results of those effects. We established a regulatory liability to reflect the impacts of the changes in the federal corporate income tax rate in compliance with the Maryland PSC’s order and made compliance filings that included preliminary estimates of the annual impact of the change in the statutory federal income tax rate. In April 2018, the Maryland PSC ordered both the Maryland Division and Sandpiper to implement reduced rates effective May 1, 2018, reflecting the impact of the TCJA. We implemented a one-time bill credit for the regulatory liability established for the refunds and issued the refunds to customers in July 2018. We submitted an informational filing to the Maryland PSC within the requisite 60 days of completing the refund payments. Additionally, if in the future the Maryland Division or Sandpiper identify any additional tax savings, we must submit an additional filing to the Maryland PSC in order to return those savings to customers as soon as possible. We believe that the reduction in rates charged by our Maryland Division and Sandpiper because of the lower federal income taxes resulting from the TCJA will not have a material effect on our financial position or results of operations, because the reduction is offset by an equal reduction in income tax expense.
Florida
Florida Electric Reliability/Modernization Pilot Program: In July 2017, our Florida electric operations filed a petition with the Florida PSC requesting approval to include $15.2 million of certain capital project expenditures in its rate base and to adjust its base rates accordingly. These expenditures are designed to improve the stability and safety of the electric system, while enhancing the capability of our electrical grid. An interconnection project with FPL, which enables us to mitigate fuel costs for our electric customers, was included in the $15.2 million capital project expenditures. In December 2017, the Florida PSC approved this petition, effective January 1, 2018. The settlement agreement prescribed the methodology for adjusting the new rates based on the lower federal income tax rate and the process and methodology regarding the refund of deferred income taxes, reclassified as a regulatory liability, as a result of the TCJA. We have established a regulatory liability to reflect the impacts of the changes in the federal corporate income tax rate in compliance with the settlement agreement.
Electric Limited Proceeding-Storm Recovery: In February 2018, our Florida electric operations filed a petition with the Florida PSC, requesting recovery of incremental storm restoration costs related to several hurricanes and tropical storms, along with the replenishment of storm reserve to its pre-storm level of $1.5 million. As a result of these hurricanes and tropical storms, our Florida electric operation’s storm reserve was depleted and is currently at a deficit of $779,000. We have requested approval of a surcharge of $1.82 per kilowatt per hour for two years to recover and replenish storm-related costs. This matter is scheduled for review at the Florida PSC’s meeting in the fourth quarter of 2018.
Effect of the TCJA on customers: The Office of Public Counsel filed a petition requesting that the Florida PSC establish a general docket to investigate and adjust rates for all investor-owned utilities related to the passage of the TCJA. The Florida PSC issued a Memorandum with a recommendation that, if utilities do not agree to a January 1, 2018 effective date, then the effective date should be February 6, 2018. On January 30, 2018, the Florida PSC scheduled informal meetings between its staff and interested persons to discuss the impact of the TCJA. Hearings for Florida’s electric utilities are tentatively scheduled for the first quarter of 2019, and hearings for the natural gas utilities are tentatively scheduled for the fourth quarter of 2018.
In December 2017, the Florida PSC issued an order regarding the limited proceeding for our Florida electric operations, which prescribes the applicability, timing and treatment of the impacts of the TCJA, as discussed above. In June, our

Florida natural gas operations filed petitions and testimony in support of the disposition of the impacts created by the TCJA. We believe that the reduction in rates charged by our Florida electric and natural gas operations because of the lower federal income taxes resulting from the TCJA will not have a material effect on our financial position or results of operations, because the reduction is offset by an equal reduction in income tax expense.

In October 18, 2018, our electric distribution operation reached a settlement agreement with the Office of Public Counsel. This settlement agreement was filed for approval with the Florida PSC on October 19, 2018 and hearing in this action is expected to be held in December 2018. This agreement proposes that our electric distribution operation will flow benefit associated with the TCJA back to its customers through a combination of reductions to the fuel cost recovery rate, base rates, as well as application to the storm reserve over the next several years.

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
In December 2017, the TETLP interconnect upgrade was placed into service. In June 2018, the Fair Hill Loop in Chester County, Pennsylvania and Cecil County, Maryland was placed into service. With the exception of some minor facilities, the remaining segments of the 2017 Expansion Project are expected to be placed into service in various phases during the fourth quarter of 2018.
2017 Rate Case Filing: In January 2017, Eastern Shore filed a base rate proceeding with the FERC, as required by the terms of its 2012 rate case settlement agreement. Eastern Shore based its proposed rates on the mainline cost of service of approximately $60.0 million resulting in an overall requested annual revenue increase of approximately $18.9 million and a requested rate of return on common equity of 13.75 percent. In March 2017, the FERC issued an order suspending the tariff rates for the usual five-month period.
In August 2017, Eastern Shore implemented new rates, subject to refund, based on the outcome of the rate proceeding.  Eastern Shore recorded incremental revenue of approximately $3.7 million for the year ended December 31, 2017, and established a regulatory liability to reserve a portion of the total incremental revenues generated by the new rates pending FERC approval of the settlement and refunds to customers according to the terms of the settlement agreement. The FERC approved the settlement agreement in February 2018, and it became final in March 2018. Exclusive of the TCJA impact, base rates would have increased, on an annual basis, by approximately $9.8 million.
Effect of the TCJA on customers: In March 2018, Eastern Shore filed with the FERC its revised base rates, reflecting the change in its federal corporate income tax rate. These adjusted base rates became effective April 1, 2018 and will generate approximately $6.6 million in incremental margin, on an annual basis. Any excess accumulated deferred income tax balances will flow back to customers over the period determined in the next rate case, absent any transition rule included in the TCJA or other statutes or rules that would govern the flow-back period. In April 2018, Eastern Shore refunded to its customers, with interest, the difference between the proposed rates and the settlement rates. The refund to customers also reflected the difference in rates due to the impact of the TCJA.
In March 2018, the FERC issued a NOPR that proposed a process to determine which natural gas pipelines may be collecting unjust and unreasonable rates in light of the recent reduction in the corporate income tax rate in the TCJA and changes to the FERC’s income tax allowance policies following the United Airlines, Inc. v. FERC decision. The NOPR proposed requiring interstate natural gas pipelines to provide an informational filing to allow the FERC to evaluate the impact of the TCJA on the pipelines’ revenue requirement. In April 2018, Eastern Shore filed comments in this proceeding requesting confirmation that Eastern Shore is not required to provide an informational filing because it has already implemented lower rates in accordance with the settlement agreement in its 2017 rate case approved by the FERC. In July 2018, the FERC issued a final rule, which largely adopted the process proposed in the NOPR, requiring all interstate natural gas companies to file an informational filing for the purpose of evaluating the impact of the TCJA and the United

Airlines, Inc. v. FERC decision on interstate natural gas pipelines’ revenue requirements. The final rule provides that an individual pipeline has the option to request a waiver if the pre-March 2018 settlement justifies not adjusting its rates at this time. In September 2018, Eastern Shore requested that the FERC grant it a waiver of the requirement. In October 2018, the FERC issued an order granting the waiver.
Del-Mar Energy Pathway Project: In September 2018, Eastern Shore filed a Certificate Application for the Del-Mar Energy Pathway project with the FERC. The proposed project would provide an additional 14,300 Dts/d of capacity to four customers. Facilities to be constructed include six miles of pipeline looping in Delaware, 13 miles of new mainline extension in Sussex County, Delaware and Somerset County, Maryland as well as new pressure control and delivery stations in these counties. The benefits of this project include (i) further natural gas transmission pipeline infrastructure in eastern Sussex County, Delaware and (ii) first extension of Eastern Shore’s pipeline system into Somerset County, Maryland.

5. Environmental Commitments and Contingencies
We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remediate, at current and former operating sites, the effect on the environment of the disposal or release of specified substances.
MGP Sites
We have participated in the investigation, assessment or remediation of, and have exposures at, seven former MGP sites. Those sites are located in Salisbury, Maryland; Seaford, Delaware; and Winter Haven, Key West, Pensacola, Sanford and West Palm Beach, Florida. We are also in discussions with the MDE regarding another former MGP site located in Cambridge, Maryland.
As of September 30, 2018, we had approximately $9.4 million in environmental liabilities related to FPU’s MGP sites in Key West, Pensacola, Sanford and West Palm Beach. FPU has approval to recover, from insurance and from customers through rates, up to $14.0 million of its environmental costs related to its MGP sites. As of September 30, 2018 we have recovered approximately $11.4 million, leaving approximately $2.6 million in regulatory assets for future recovery of environmental costs from FPU’s customers.
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
In May 2013, Sandpiper entered into a capacity, supply and operating agreement with EGWIC to purchase propane over a six-year term ending in May 2019. Sandpiper's current annual commitment is approximately 1.8 million gallons. Sandpiper has the option to enter into either a fixed per-gallon price for some or all of the propane purchases or a market-based price utilizing one of two local propane pricing indices.
Also in May 2013, Sharp entered into a separate supply and operating agreement with EGWIC. Under this agreement, Sharp has a commitment to supply propane to EGWIC over a six-year term ending in May 2019. Sharp's current annual commitment is approximately 1.8 million gallons. The agreement between Sharp and EGWIC is separate from the agreement between Sandpiper and EGWIC, and neither agreement permits the parties to set off the rights and obligations specified in one agreement against those specified in the other agreement.

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
FPU’s electric supply contracts require FPU to maintain an acceptable standard of creditworthiness based on specific financial ratios. FPU’s agreement with FPL requires FPU to meet or exceed a debt service coverage ratio of 1.25 times based on the results of the prior 12 months. If FPU fails to meet this ratio, it must provide an irrevocable letter of credit or pay all amounts outstanding under the agreement within five business days. FPU’s electric supply agreement with Gulf Power requires FPU to meet the following ratios based on the average of the prior six quarters: (a) funds from operations interest coverage ratio (minimum of 2 times), and (b) total debt to total capital (maximum of 65 percent). If FPU fails to meet the requirements, it has to provide the supplier a written explanation of actions taken, or proposed to be taken, to become compliant. Failure to comply with the ratios specified in the Gulf Power agreement could also result in FPU having to provide an irrevocable letter of credit. As of September 30, 2018, FPU was in compliance with all of the requirements of its fuel supply contracts.
Eight Flags provides electricity and steam generation services through its CHP plant located on Amelia Island, Florida. In June 2016, Eight Flags began selling power generated from the CHP plant to FPU pursuant to a 20-year power purchase agreement for distribution to our electric customers. In July 2016, Eight Flags also started selling steam, pursuant to a separate 20-year contract, to Rayonier, the landowner on which the CHP plant is located. The CHP plant is powered by natural gas transported by FPU through its distribution system and Peninsula Pipeline through its intrastate pipeline.

Corporate Guarantees
We have issued corporate guarantees to certain vendors of our subsidiaries, primarily PESCO. These corporate guarantees provide for the payment of natural gas purchases in the event that PESCO defaults. PESCO has never defaulted on its obligations to pay its suppliers. The liabilities for these purchases are recorded when incurred. The aggregate amount guaranteed at September 30, 2018 was approximately $73.9 million, with the guarantees expiring on various dates through September 2019.
Chesapeake Utilities also guarantees the payment of FPU’s first mortgage bonds. The maximum exposure under this guarantee is the outstanding principal plus accrued interest balances. The outstanding principal balances of FPU’s first mortgage bonds approximate their carrying values (see Note 14, Long-Term Debt, for further details).
Letters of Credit
As of September 30, 2018, we have issued letters of credit totaling approximately $5.0 million related to the electric transmission services for FPU's electric division, the firm transportation service agreement between TETLP and our Delaware and Maryland divisions, the payment of natural gas purchases for PESCO, and to our current and previous primary insurance carriers. These letters of credit have various expiration dates through December 2019. There have been no draws on these letters of credit as of September 30, 2018. We do not anticipate that the counterparties will draw upon these letters of credit, and we expect that the letters of credit will be renewed to the extent necessary in the future.
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

•
Unregulated Energy. Includes energy transmission, energy generation, propane delivery, and other energy services (propane distribution, the operations of our Eight Flags' CHP plant, as well as natural gas marketing, gathering, processing, transportation and supply). These operations are unregulated as to their rates and services. Through March 2017, this segment also included the operations of Xeron, our propane and crude oil trading subsidiary, that wound down its operations shortly after the first quarter of 2017. Also included in this segment are other unregulated energy services, such as energy-related merchandise sales and heating, ventilation and air conditioning, plumbing and electrical services.

The remainder of our operations is presented as “Other businesses and eliminations”, which consists of unregulated subsidiaries that own real estate leased to Chesapeake Utilities, as well as certain corporate costs not allocated to other operations.

The following table presents financial information about our reportable segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
(in thousands)
Operating Revenues, Unaffiliated Customers
Regulated Energy segment	$69,697	$67,257	$243,382	$232,519
Unregulated Energy segment and other businesses	70,582	59,679	272,917	204,661
Total operating revenues, unaffiliated customers	$140,279	$126,936	$516,299	$437,180
Intersegment Revenues (1)
Regulated Energy segment	$3,073	$2,446	$9,285	$5,834
Unregulated Energy segment	5,460	5,009	24,837	15,801
Other businesses	135	194	521	581
Total intersegment revenues	$8,668	$7,649	$34,643	$22,216
Operating Income
Regulated Energy segment	$15,915	$15,523	$56,930	$53,004
Unregulated Energy segment	(3,933)	(951)	10,241	10,626
Other businesses and eliminations	54	60	(1,481)	162
Total operating income	12,036	14,632	65,690	63,792
Other expense, net	(11)	(154)	(204)	(1,855)
Interest charges	4,430	3,321	11,976	9,133
Income before Income Taxes	7,595	11,157	53,510	52,804
Income taxes	2,057	4,324	14,731	20,781
Net Income	$5,538	$6,833	$38,779	$32,023

(1)	All significant intersegment revenues are billed at market rates and have been eliminated from consolidated operating revenues.

(in thousands)	September 30, 2018	December 31, 2017
Identifiable Assets
Regulated Energy segment	$1,223,537	$1,121,673
Unregulated Energy segment	244,390	259,041
Other businesses and eliminations	37,629	34,220
Total identifiable assets	$1,505,556	$1,414,934

Our operations are entirely domestic.

8.	Stockholder's Equity
Preferred Stock
We had 2,000,000 authorized and unissued shares of preferred stock, $0.01 par value per share, as of September 30, 2018 and December 31, 2017. Shares of preferred stock may be issued from time to time, by authorization of our Board of Directors and without the necessity of further action or authorization by stockholders, in one or more series and with such voting powers, designations, preferences and relative, participating, optional or other special rights and qualifications as the Board of Directors may, in its discretion, determine.
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
The following tables present the changes in the balance of accumulated other comprehensive (loss)/income as of September 30, 2018 and 2017. All amounts except the stranded tax reclassification are presented net of tax.

	Defined Benefit	Commodity
	Pension and	Contracts
	Postretirement	Cash Flow
	Plan Items	Hedges	Total
(in thousands)
As of December 31, 2017	$(4,743)	$471	$(4,272)
Other comprehensive loss before reclassifications	—	(1,126)	(1,126)
Amounts reclassified from accumulated other comprehensive income	275	1,043	1,318
Net current-period other comprehensive income/(loss)	275	(83)	192
Stranded tax reclassification to retained earnings	(1,022)	115	(907)
As of September 30, 2018	$(5,490)	$503	$(4,987)

	Defined Benefit	Commodity
	Pension and	Contracts
	Postretirement	Cash Flow
	Plan Items	Hedges	Total
(in thousands)
As of December 31, 2016	$(5,360)	$482	$(4,878)
Other comprehensive (loss)/income before reclassifications	(9)	322	313
Amounts reclassified from accumulated other comprehensive income/(loss)	271	(965)	(694)
Net prior-period other comprehensive income/(loss)	262	(643)	(381)
As of September 30, 2017	$(5,098)	$(161)	$(5,259)
The following table presents amounts reclassified out of accumulated other comprehensive loss for the three and nine months ended September 30, 2018 and 2017. Deferred gains or losses for our commodity contracts cash flow hedges are recognized in earnings upon settlement.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
(in thousands)
Amortization of defined benefit pension and postretirement plan items:
Prior service credit (1)	$19	$19	$58	$58
Net loss(1)	(138)	(171)	(435)	(509)
Total before income taxes	(119)	(152)	(377)	(451)
Income tax benefit	33	61	102	180
Net of tax	$(86)	$(91)	$(275)	$(271)

Gains and losses on commodity contracts cash flow hedges:
Propane swap agreements (2)	$(276)	$198	$(921)	$663
Natural gas swaps (2)	123	1	(358)	1
Natural gas futures (2)	(308)	(852)	(171)	929
Total before income taxes	(461)	(653)	(1,450)	1,593
Income tax benefit (expense)	129	248	407	(628)
Net of tax	(332)	(405)	(1,043)	965
Total reclassifications for the period	$(418)	$(496)	$(1,318)	$694

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
Net periodic benefit costs for our pension and post-retirement benefits plans for the three and nine months ended September 30, 2018 and 2017 are set forth in the following tables:

	Chesapeake Pension Plan		FPU Pension Plan		Chesapeake SERP		Chesapeake Postretirement Plan		FPU Medical Plan
For the Three Months Ended September 30,	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
(in thousands)
Interest cost	$94	$103	$570	$623	$21	$22	$10	$11	$12	$13
Expected return on plan assets	(131)	(127)	(770)	(699)	—	—	—	—	—	—
Amortization of prior service credit	—	—	—	—	—	—	(19)	(19)	—	—
Amortization of net loss	82	107	86	131	25	22	15	17	—	—
Net periodic cost (benefit) (1)	45	83	(114)	55	46	44	6	9	12	13
Amortization of pre-merger regulatory asset	—	—	191	191	—	—	—	—	2	2
Total periodic cost	$45	$83	$77	$246	$46	$44	$6	$9	$14	$15

	Chesapeake Pension Plan		FPU Pension Plan		Chesapeake SERP		Chesapeake Postretirement Plan		FPU Medical Plan
For the Nine Months Ended September 30,	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
(in thousands)
Interest cost	$288	$309	$1,754	$1,870	$63	$66	$29	$31	$38	$38
Expected return on plan assets	(406)	(381)	(2,318)	(2,098)	—	—	—	—	—	—
Amortization of prior service credit	—	—	—	—	—	—	(58)	(58)	—	—
Amortization of net loss	258	319	302	392	75	65	45	50	—	—
Net periodic cost (benefit) (1)	140	247	(262)	164	138	131	16	23	38	38
Amortization of pre-merger regulatory asset	—	—	571	571	—	—	—	—	6	6
Total periodic cost	$140	$247	$309	$735	$138	$131	$16	$23	$44	$44

(1)As a result of our adoption of ASU 2017-07 on January 1, 2018, the "other than service" cost components of net periodic costs have been recorded or reclassified to other income (expense), net in the condensed consolidated statements of income.

We expect to record pension and postretirement benefit costs of approximately $856,000 for 2018. Included in these costs is approximately $769,000 related to continued amortization of the FPU pension regulatory asset, which represents the portion attributable to FPU’s regulated energy operations for the changes in funded status that occurred, but were not recognized, as part of net periodic benefit costs prior to the FPU merger in 2009. This was deferred as a regulatory asset by FPU prior to the merger, to be recovered through rates pursuant to a previous order by the Florida PSC. The unamortized balance of this regulatory asset was approximately $749,000 and approximately $1.3 million at September 30, 2018 and December 31, 2017, respectively.
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

The following tables present the amounts included in the regulatory asset and accumulated other comprehensive loss that were recognized as components of net periodic benefit cost during the three months ended September 30, 2018 and 2017:

For the Three Months Ended September 30, 2018	Chesapeake Pension Plan	FPU Pension Plan	Chesapeake SERP	Chesapeake Postretirement Plan	FPU Medical Plan	Total
(in thousands)
Prior service credit	$—	$—	$—	$(19)	$—	$(19)
Net loss	82	86	25	15	—	208
Total recognized in net periodic benefit cost	82	86	25	(4)	—	189
Recognized from accumulated other comprehensive loss (1)	82	16	25	(4)	—	119
Recognized from regulatory asset	—	70	—	—	—	70
Total	$82	$86	$25	$(4)	$—	$189

For the Three Months Ended September 30, 2017	Chesapeake Pension Plan	FPU Pension Plan	Chesapeake SERP	Chesapeake Postretirement Plan	FPU Medical Plan	Total
(in thousands)
Prior service credit	$—	$—	$—	$(19)	$—	$(19)
Net loss	107	131	22	17	—	277
Total recognized in net periodic benefit cost	107	131	22	(2)	—	258
Recognized from accumulated other comprehensive loss (1)	107	25	22	(2)	—	152
Recognized from regulatory asset	—	106	—	—	—	106
Total	$107	$131	$22	$(2)	$—	$258

For the Nine Months Ended September 30, 2018	Chesapeake Pension Plan	FPU Pension Plan	Chesapeake SERP	Chesapeake Postretirement Plan	FPU Medical Plan	Total
(in thousands)
Prior service credit	$—	$—	$—	$(58)	$—	$(58)
Net loss	258	302	75	45	—	680
Total recognized in net periodic benefit cost	258	302	75	(13)	—	622
Recognized from accumulated other comprehensive loss (1)	258	57	75	(13)	—	377
Recognized from regulatory asset	—	245	—	—	—	245
Total	$258	$302	$75	$(13)	$—	$622

For the Nine Months Ended September 30, 2017	Chesapeake Pension Plan	FPU Pension Plan	Chesapeake SERP	Chesapeake Postretirement Plan	FPU Medical Plan	Total
(in thousands)
Prior service credit	$—	$—	$—	$(58)	$—	$(58)
Net loss	319	392	65	50	—	826
Total recognized in net periodic benefit cost	319	392	65	(8)	—	768
Recognized from accumulated other comprehensive loss (1)	319	75	65	(8)	—	451
Recognized from regulatory asset	—	317	—	—	—	317
Total	$319	$392	$65	$(8)	$—	$768

(1) See Note 8, Stockholder's Equity.
During the three and nine months ended September 30, 2018, we contributed approximately $235,000 and $433,000, respectively, to the Chesapeake Pension Plan and approximately $123,000 and $971,000, respectively, to the FPU Pension Plan. We expect to contribute a total of approximately $359,000 and approximately $1.5 million to the Chesapeake Pension Plan and FPU Pension Plan, respectively, during 2018, which represents the minimum annual contribution payments required.
The Chesapeake SERP, the Chesapeake Postretirement Plan and the FPU Medical Plan are unfunded and are expected to be paid out of our general funds. Cash benefits paid under the Chesapeake SERP for the three and nine months ended September 30, 2018, were approximately $38,000 and $113,000, respectively. We expect to pay total cash benefits of approximately $151,000 under the Chesapeake SERP in 2018. Cash benefits paid under the Chesapeake Postretirement Plan, primarily for medical claims for nine months ended September 30, 2018, were approximately $15,000 and no cash benefits were paid for medical claims during the third quarter of 2018. We estimate that approximately $97,000 will be paid for such benefits under the Chesapeake Postretirement Plan in 2018. Cash benefits paid under the FPU Medical Plan, primarily for medical claims for the three and nine months ended September 30, 2018, were approximately $9,000 and $33,000, respectively. We estimate that approximately $88,000 will be paid for such benefits under the FPU Medical Plan in 2018.

10.	Investments
The investment balances at September 30, 2018 and December 31, 2017, consisted of the following:

(in thousands)	September 30, 2018	December 31, 2017
Rabbi trust (associated with the Deferred Compensation Plan)	$7,929	$6,734
Investments in equity securities	22	22
Total	$7,951	6,756
We classify these investments as trading securities and report them at their fair value. For the three months ended September 30, 2018 and 2017, we recorded a net unrealized gain of approximately $313,000 and $261,000, respectively, in other expense, net in the condensed consolidated statements of income related to these investments. For the nine months ended September 30, 2018 and 2017, we recorded a net unrealized gain of approximately $426,000 and $694,000, respectively, in other expense, net in the condensed consolidated statements of income related to these investments. For the investment in the Rabbi Trust, we also have recorded an associated liability, which is included in other pension and benefit costs in the consolidated balance sheets and is adjusted each period for the gains and losses incurred by the investments in the Rabbi Trust.

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

The table below presents the amounts included in net income related to share-based compensation expense for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
(in thousands)
Awards to non-employee directors	$135	$134	$404	$406
Awards to key employees	153	662	2,728	1,202
Total compensation expense	288	796	3,132	1,608
Less: tax benefit	(79)	(320)	(858)	(647)
Share-based compensation amounts included in net income	$209	$476	$2,274	$961
Non-employee Directors
Shares granted to non-employee directors are issued in advance of the directors’ service periods and are fully vested as of the grant date. We record a prepaid expense equal to the fair value of the shares issued and amortize the expense equally over a one-year service period. In May 2018, each of our non-employee directors received an annual retainer of 792 shares of common stock under the SICP for service as a director through the 2019 Annual Meeting of Stockholders. The table below presents the summary of the stock activity for awards to non-employee directors for the nine months ended September 30, 2018:

	Number of Shares	Weighted Average Fair Value
Outstanding—December 31, 2017	—	$—
Granted	7,128	$75.70
Vested	(7,128)	$75.70
Outstanding—September 30, 2018	—	$—
At September 30, 2018, there was approximately $315,000 of unrecognized compensation expense related to these awards. This expense will be recognized over the directors' remaining service periods ending April 30, 2019. See Note 1, Summary of Accounting Policies, for additional information regarding ASU 2018-07 and its impact on the accounting for non-employee share-based payments.
Key Employees
The table below presents the summary of the stock activity for awards to key employees for the nine months ended September 30, 2018:

	Number of Shares	Weighted Average Fair Value
Outstanding—December 31, 2017	132,642	$59.31
Granted	49,494	$67.76
Vested	(29,786)	$47.39
Vested - Accelerated pursuant to separation agreement (1)	(16,676)	$75.78
Expired	(3,933)	$49.66
Outstanding—September 30, 2018	131,741	$67.43

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
At September 30, 2018, the aggregate intrinsic value of the SICP awards granted to key employees was approximately $11.1 million. At September 30, 2018, there was approximately $2.6 million of unrecognized compensation cost related to these awards, which is expected to be recognized as expense from 2018 through 2020.
Stock Options
We did not have any stock options outstanding at September 30, 2018 or 2017, nor were any stock options issued during these periods.

12.	Derivative Instruments

We use derivative and non-derivative contracts to manage risks related to obtaining adequate supplies and the price fluctuations of natural gas, electricity and propane. Our natural gas, electric and propane distribution operations have entered into agreements with suppliers to purchase natural gas, electricity and propane for resale to our customers. Aspire Energy has entered into contracts with producers to secure natural gas to meet its obligations. Purchases under these contracts typically either do not meet the definition of derivatives or are considered “normal purchases and normal sales” and are accounted for on an accrual basis. Our propane distribution and natural gas marketing operations may also enter into fair value hedges of their inventory or cash flow hedges of their future purchase commitments in order to mitigate the impact of wholesale price fluctuations. As of September 30, 2018, our natural gas and electric distribution operations did not have any outstanding derivative contracts.
We adopted ASU 2017-12 as of July 1, 2018. See Note 1, Summary of Accounting Policies, under the heading "FASB Statements and Other Authoritative Pronouncements" for additional details.
Volume of Derivative Activity
As of September 30, 2018, the volume of our open commodity derivative contracts were as follows:

Business unit	Commodity	Quantity hedged (in millions)	Designation	Longest Expiration date of hedge
PESCO	Natural gas (Dts)	22.1	Cash flows hedges	March 2022
PESCO	Natural gas (Dts)	1.1	Not designated	January 2020
Sharp	Propane (gallons)	4.4	Cash flows hedges	June 2021
Sharp	Propane (gallons)	0.3	Fair value hedges	March 2019
PESCO entered into natural gas futures contracts associated with the purchase and sale of natural gas to specific customers. We designated and accounted for them as cash flow hedges. The change in fair value of the natural gas futures contracts is recorded as unrealized gain (loss) in other comprehensive income (loss) and later recognized in the statement of income in the same period and in the same line item as the hedged transaction. We expect to reclassify approximately $570,000 from accumulated other comprehensive loss to earnings during the next 12-month period ending September 30, 2019.

Sharp entered into futures and swap agreements to mitigate the risk of fluctuations in wholesale propane index prices associated with the propane volumes expected to be purchased during the heating season. Under the futures and swap agreements, Sharp will receive the difference between (i) the index prices (Mont Belvieu prices in August 2018 through June 2021) and (ii) the per gallon propane swap prices, to the extent the index prices exceed the contracted prices. If the index prices are lower than the swap prices, Sharp will pay the difference. We designated and accounted for propane swaps as cash flows hedges. The change in the fair value of the swap agreements is recorded as unrealized gain (loss) in other comprehensive income (loss) and later recognized in the statement of income in the same period and in the same line item as the hedged transaction. We expect to reclassify approximately $392,000 from accumulated other comprehensive income to earnings during the next 12-month period ending September 30, 2019.
Sharp paid a total of $28,000 to purchase a put option to protect against a decline in propane prices and related potential inventory losses associated volumes of propane for its propane price cap program during the upcoming heating season. We will exercise the put option if propane prices fall below specified strike price(s) per gallon in December 2018 to March 2019. If exercised, we will receive the difference between the market price and the strike price during those months. We accounted for the put option as a fair value hedge. The premium paid by Sharp is amortized and recorded in earnings over the duration of the put option and recorded in the same line item as the hedged item. The change in the fair value of the put option is recorded in derivative assets and or derivative liability and later recognized in cost of sales.

Balance Sheet Offsetting

PESCO has entered into master netting agreements with counterparties that enable it to net the counterparties' outstanding accounts receivable and payable, which are presented on a net basis in the consolidated balance sheets. The following table summarizes the accounts receivable and payable on a gross and net basis at September 30, 2018 and December 31, 2017:

	At September 30, 2018
(in thousands)	Gross amounts	Amounts offset	Net amounts
Accounts receivable	$7,042	$1,158	$5,884
Accounts payable	$11,264	$1,158	$10,106

	At December 31, 2017
(in thousands)	Gross amounts	Amounts offset	Net amounts
Accounts receivable	$8,283	$2,391	$5,892
Accounts payable	$16,643	$2,391	$14,252
Broker Margin
Futures exchanges have contract specific margin requirements that require the posting of cash or cash equivalents relating to traded contracts. Margin requirements consist of initial margin that is posted upon the initiation of a position, maintenance margin that is usually expressed as a percent of initial margin, and variation margin that fluctuates based on the daily MTM relative to maintenance margin requirements. We maintain separate broker margin accounts for Sharp and PESCO. The balances are as follows:

(in thousands)	Balance Sheet Location	At September 30, 2018	At December 31, 2017
Sharp	Other Current Liabilities	$18	$—
PESCO	Other Current Assets	$2,060	$6,300

Financial Statements Presentation

The following tables present information about the fair value and related gains and losses of our derivative contracts. We did not have any derivative contracts with a credit risk-related contingency.

The fair values of the derivative contracts recorded in the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017, are as follows:

	Asset Derivatives
		Fair Value As Of
(in thousands)	Balance Sheet Location	September 30, 2018	December 31, 2017
Derivatives not designated as hedging instruments
Propane swap agreements	Derivative assets, at fair value	$—	$13
Natural gas futures contracts	Derivative assets, at fair value	1,841	—
Derivatives designated as fair value hedges
Propane put options	Derivative assets, at fair value	19	—
Derivatives designated as cash flow hedges
Natural gas futures contracts	Derivative assets, at fair value	8,114	92
Propane swap agreements	Derivative assets, at fair value	594	1,181
Total asset derivatives		$10,568	$1,286

	Liability Derivatives
		Fair Value As Of
(in thousands)	Balance Sheet Location	September 30, 2018	December 31, 2017
Derivatives not designated as hedging instruments
Natural gas futures contracts	Derivative liabilities, at fair value	$1,602	$5,776
Derivatives designated as cash flow hedges
Natural gas futures contracts	Derivative liabilities, at fair value	8,168	469
Natural gas swap contracts	Derivative liabilities, at fair value	—	2
Propane swap agreements	Derivative liabilities, at fair value	4	—
Total liability derivatives		$9,774	$6,247

The effects of gains and losses from derivative instruments on the condensed consolidated financial statements are as follows:

		Amount of Gain (Loss) on Derivatives:
	Location of Gain	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	(Loss) on Derivatives	2018	2017	2018	2017
Derivatives not designated as hedging instruments
Realized gain on forward contracts and options (1)	Revenue	$—	$—	$—	$112
Natural gas futures contracts	Cost of sales	197	286	(2,766)	907
Propane swap agreements	Cost of sales	—	15	(13)	11
Natural gas swap contracts	Cost of sales	—	1	—	1
Derivatives designated as fair value hedges
Put /Call option (2)	Cost of sales	—	—	—	(9)
Derivatives designated as cash flow hedges
Propane swap agreements	Cost of sales	(276)	198	(921)	663
Propane swap agreements	Other comprehensive income (loss)	296	1,590	(590)	814
Natural gas futures contracts	Cost of sales	(308)	(852)	(171)	929
Natural gas swap contracts	Cost of sales	123	1	(358)	1
Natural gas swap contracts	Other comprehensive income (loss)	(25)	(413)	563	(413)
Natural gas futures contracts	Other comprehensive income (loss)	630	(1,296)	(241)	(1,420)
Total		$637	$(470)	$(4,497)	$1,596

(1)	All of the realized and unrealized gain (loss) on forward contracts represents the effect of trading activities on our condensed consolidated statements of income.

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

As of September 30, 2018, the following amounts were recorded in the condensed consolidated balance sheets related to fair value hedges:

(in thousands)	Carrying Amount of Hedged Item		Cumulative Adjustment Included in Carrying Amount of Hedged Item
Balance Sheet Location of Hedged Items	At September 30, 2018	At December 31, 2017	At September 30, 2018	At December 31, 2017
Inventory	$290	$—	$—	$—

13.	Fair Value of Financial Instruments
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

Financial Assets and Liabilities Measured at Fair Value
The following table summarizes our financial assets and liabilities that are measured at fair value on a recurring basis and the fair value measurements, by level, within the fair value hierarchy as of September 30, 2018 and December 31, 2017:

		Fair Value Measurements Using:
As of September 30, 2018	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Assets:
Investments—equity securities	$22	$22	$—	$—
Investments—guaranteed income fund	679	—	—	679
Investments—mutual funds and other	7,250	7,250	—	—
Total investments	7,951	7,272	—	679
Derivative assets	10,568	—	10,568	—
Total assets	$18,519	$7,272	$10,568	$679
Liabilities:
Derivative liabilities	$9,774	$—	$9,774	$—

		Fair Value Measurements Using:
As of December 31, 2017	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Assets:
Investments—equity securities	$22	$22	$—	$—
Investments—guaranteed income fund	648	—	—	648
Investments—mutual funds and other	6,086	6,086	—	—
Total investments	6,756	6,108	—	648
Derivative assets	1,286	—	1,286	—
Total assets	$8,042	$6,108	$1,286	$648
Liabilities:
Derivative liabilities	$6,247	$—	$6,247	$—

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
The following table sets forth the summary of the changes in the fair value of Level 3 investments for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
(in thousands)
Beginning Balance	$648	$561
Purchases and adjustments	64	76
Transfers	(29)	—
Distribution	(12)	(2)
Investment income	8	7
Ending Balance	$679	$642

Investment income from the Level 3 investments is reflected in other expense, (net) in the accompanying condensed consolidated statements of income.

At September 30, 2018, there were no non-financial assets or liabilities required to be reported at fair value. We review our non-financial assets for impairment at least on an annual basis, as required.
Other Financial Assets and Liabilities
Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other accrued liabilities and short-term debt. The fair value of cash and cash equivalents is measured using the comparable value in the active market and approximates its carrying value (Level 1 measurement). The fair value of short-term debt approximates the carrying value due to its short maturities and because interest rates approximate current market rates (Level 3 measurement). At September 30, 2018, long-term debt, including current maturities but excluding a capital lease obligation, had a carrying value of approximately $250.7 million. This compares to a fair value of approximately $248.9 million, using a discounted cash flow methodology that incorporates a market interest rate based on published corporate borrowing rates for debt instruments with similar terms and average maturities, and with adjustments for duration, optionality, and risk profile. At December 31, 2017, long-term debt, including the current maturities but excluding a capital lease obligation, had a carrying value of approximately $205.2 million, compared to the estimated fair value of approximately $215.4 million. The valuation technique used to estimate the fair value of long-term debt would be considered a Level 3 measurement.

14.	Long-Term Debt
Our outstanding long-term debt is shown below:

	September 30,	December 31,
(in thousands)	2018	2017
FPU secured first mortgage bonds (1) :
9.08% bond, due June 1, 2022	$7,985	$7,982
Uncollateralized senior notes:
5.50% note, due October 12, 2020	6,000	6,000
5.93% note, due October 31, 2023	16,500	18,000
5.68% note, due June 30, 2026	23,200	26,100
6.43% note, due May 2, 2028	7,000	7,000
3.73% note, due December 16, 2028	20,000	20,000
3.88% note, due May 15, 2029	50,000	50,000
3.25% note, due April 30, 2032	70,000	70,000
3.48% note, due May 31, 2038	50,000	—
Promissory notes	26	97
Capital lease obligation	987	2,070
Less: debt issuance costs	(488)	(433)
Total long-term debt	251,210	206,816
Less: current maturities	(9,613)	(9,421)
Total long-term debt, net of current maturities	$241,597	$197,395
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
Shelf Agreements
In October 2015, we entered into the $150.0 million Prudential Shelf Agreement, under which we may request that Prudential purchase up to $150.0 million of our unsecured senior debt. Prudential is under no obligation to purchase any unsecured senior debt. As of September 30, 2018, we had issued $70.0 million of 3.25% Prudential Shelf Notes. In September 2018, we amended the Prudential Shelf Agreement, pursuant to which we may request that Prudential purchase up to $150.0 million of our unsecured debt over a three-year period which expires in August 2021. Following this amendment, in September 2018, Prudential accepted our request to purchase $100 million of Shelf Notes on or before August 20, 2019. The new Prudential Shelf Notes will bear interest at the rate of 3.98% and have a maturity date not to exceed 20 years from the date of issuance. The proceeds received from the issuance of these Prudential Shelf Notes will be used to reduce short-term borrowings under the Revolver, lines of credit and/or to fund capital expenditures.
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
As of September 30, 2018, we have $200.0 million of additional potential borrowing capacity (after excluding existing unfunded commitments) under the Prudential Shelf Agreement ($50.0 million) and MetLife Shelf Agreement ($150.0 million). The Prudential Shelf Agreement and the NYL Shelf Agreement set forth certain business covenants to which we are subject when any note is outstanding, including covenants that limit or restrict our ability, and the ability of our subsidiaries, to incur indebtedness, or place or permit liens and encumbrances on any of our property or the property of our subsidiaries.

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

Results of Operations for the Three and Nine Months ended September 30, 2018
Overview
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
Operational Highlights
Our net income for the quarter ended September 30, 2018 was $5.5 million, or $0.34 per share. This represents a decrease of $1.3 million, or $0.08 per share, compared to net income of $6.8 million, or $0.42 per share, reported for the same quarter in 2017. Operating income decreased by $2.6 million for the three months ended September 30, 2018, compared to the same period in the prior year, as margin increased by $3.0 million, or 5.1 percent, and was offset by a $1.5 million increase in depreciation, amortization and property taxes and a $4.1 million increase in other operating expenses. During the third quarter, we refunded $2.0 million in margin, which represents a pass-through to regulated energy customers of the $2.0 million benefit from lower federal income taxes during the quarter. Excluding the estimated customer refunds during the third quarter of 2018 associated with the TCJA, gross margin increased by $5.0 million, or 8.4 percent, and operating income decreased by $603,000, or 4.1 percent, compared to the same period in the prior year. The decrease in the federal income tax rate positively impacted earnings in our unregulated energy businesses.

	Three Months Ended
	September 30,		Increase
	2018	2017	(decrease)
(in thousands except per share)
Business Segment:
Regulated Energy segment	$15,915	$15,523	$392
Unregulated Energy segment	(3,933)	(951)	(2,982)
Other businesses and eliminations	54	60	(6)
Operating Income	$12,036	$14,632	$(2,596)
Other expense, net	(11)	(154)	143
Interest charges	4,430	3,321	1,109
Pre-tax Income	7,595	11,157	(3,562)
Income taxes	2,057	4,324	(2,267)
Net Income	$5,538	$6,833	$(1,295)
Earnings Per Share of Common Stock
Basic	$0.34	$0.42	$(0.08)
Diluted	$0.34	$0.42	$(0.08)

Key variances, between the third quarter of 2018 and the third quarter of 2017, included:

(in thousands, except per share data)	Pre-tax Income	Net Income	Earnings Per Share
Third Quarter of 2017 Reported Results	$11,157	$6,833	$0.42

Increased (Decreased) Gross Margins:
Eastern Shore and Peninsula Pipeline service expansions*	3,616	2,636	0.16
Pass-through of lower taxes to regulated energy customers(1)	(1,993)	(1,454)	(0.09)
Implementation of Eastern Shore settled rates* (2)	1,161	847	0.05
Natural gas growth (including customer and consumption growth, but excluding service expansions)	734	535	0.03
PESCO results (decrease primarily due to imbalance adjustments)	(629)	(459)	(0.03)
Retail margins per gallon	(469)	(342)	(0.02)
Florida electric reliability/modernization program*	464	339	0.02
Unregulated energy customer consumption	(374)	(273)	(0.02)
GRIP*	329	240	0.01
	2,839	2,069	0.11

Decreased (Increased) Other Operating Expenses:
Outside services and facilities maintenance costs (3)	(1,532)	(1,117)	(0.07)
Depreciation, asset removal and property tax costs due to new capital investments (3)	(1,447)	(1,055)	(0.06)
Benefits and other employee-related expenses (3)	(758)	(553)	(0.03)
Payroll expense (increased staffing and annual salary increases) (3)	(754)	(550)	(0.03)
Operating expenses to increase staffing, infrastructure and risk management systems necessary to support growth for PESCO	(452)	(330)	(0.02)
Early termination of facility lease due to consolidation of operations facilities(3)	(423)	(309)	(0.02)
	(5,366)	(3,914)	(0.23)

Interest charges	(1,109)	(809)	(0.04)
Income taxes - including TCJA impact - decreased effective tax rate for regulated energy	—	1,454	0.09
Income taxes - including TCJA impact - change in effective tax rate for unregulated energy and other operations	—	(151)	(0.01)
Net other changes	74	56	—
	(1,035)	550	0.04

Third Quarter of 2018 Reported Results	$7,595	$5,538	$0.34
(1) "Pass-through of lower taxes to regulated customers" represents the amounts that have already been refunded to customers or reserves established for future refunds and/or reduced rates to customers in the third quarter of 2018 as a result of lower taxes due to the TCJA. Refunds made to customers are offset by the corresponding decrease in federal income taxes and are expected to have no net impact on net income.
(2) Excluding amounts refunded to customers associated with the TCJA, which are broken out separately and discussed in footnote 1.
(3) Excluding incremental operating expenses at PESCO.

*See the Major Projects and Initiatives table.

Our net income for the nine months ended September 30, 2018 was $38.8 million, or $2.36 per share. This represents an increase of $6.8 million, or $0.40 per share, compared to net income of $32.0 million, or $1.96 per share, reported for the same period in 2017. Operating income increased by $1.9 million for the nine months ended September 30, 2018, compared to the same period in the prior year. This increase was driven by a $17.0 million, or 8.3 percent, increase in gross margin, which was offset by a $3.7 million increase in depreciation, amortization and property taxes and an $11.4 million increase in other operating expenses. Excluding the estimated customer refunds reserved or refunded to regulated customers for the nine months ended September 30, 2018, associated with the TCJA, gross margin and operating income increased by $24.6 million, or 12.0 percent, and $9.4 million, or 14.8 percent, respectively, compared to the same period in the prior year. The decrease in the federal income tax rate positively impacted earnings in our unregulated energy businesses.

	Nine Months Ended
	September 30,		Increase
	2018	2017	(decrease)
(in thousands except per share)
Business Segment:
Regulated Energy segment	$56,930	$53,004	$3,926
Unregulated Energy segment	10,241	10,626	(385)
Other businesses and eliminations	(1,481)	162	(1,643)
Operating Income	$65,690	$63,792	$1,898
Other expense, net	(204)	(1,855)	1,651
Interest charges	11,976	9,133	2,843
Pre-tax Income	53,510	52,804	706
Income taxes	14,731	20,781	(6,050)
Net Income	$38,779	$32,023	$6,756
Earnings Per Share of Common Stock
Basic	$2.37	$1.96	$0.41
Diluted	$2.36	$1.96	$0.40

Key variances, between the nine months ended 2018 and the nine months ended 2017, included:

(in thousands, except per share data)	Pre-tax Income	Net Income	Earnings Per Share
Nine Months Ended September 30, 2017 Reported Results	$52,804	$32,023	$1.96
Adjusting for unusual items:
One-time separation expenses associated with a former executive	(1,548)	(1,421)	(0.09)
Absence of Xeron expenses, including 2017 wind-down expenses	829	601	0.04
	(719)	(820)	(0.05)
Increased (Decreased) Gross Margins:
Pass-through of lower taxes to regulated energy customers(1)	(7,530)	(5,457)	(0.33)
Implementation of Eastern Shore settled rates* (2)	6,256	4,534	0.28
Eastern Shore and Peninsula Pipeline service expansions*	5,966	4,323	0.26
Return to normal weather	5,342	3,872	0.24
Natural gas growth (including customer and consumption growth, but excluding service expansions)	4,098	2,970	0.18
Unregulated energy growth excluding PESCO	1,704	1,234	0.08
Florida electric reliability/modernization program*	1,231	892	0.05
GRIP*	931	675	0.04
Non-recurring margin decrease at PESCO	(863)	(626)	(0.04)
Margin from PESCO operations	(373)	(271)	(0.02)
	16,762	12,146	0.74
Decreased (Increased) Other Operating Expenses:
Depreciation, asset removal and property tax costs due to new capital investments (3)	(3,401)	(2,465)	(0.15)
Payroll expense (increased staffing and annual salary increases)(3)	(3,287)	(2,382)	(0.15)
Facilities maintenance costs (3)	(2,275)	(1,649)	(0.10)
Operating expenses to increase staffing, infrastructure and risk management systems necessary to support growth for PESCO	(2,167)	(1,571)	(0.10)
Incentive compensation costs (based on period-over-period results)(3)	(1,046)	(758)	(0.05)
Vehicle, credit collections, other taxes, sales and advertising costs (3)	(1,010)	(732)	(0.04)
Benefits and other employee-related expenses (3)	(749)	(543)	(0.03)
Regulatory costs (3)	536	389	0.02
Early termination of facility lease due to consolidation of operations facilities(3)	(423)	(306)	(0.02)
	(13,822)	(10,017)	(0.62)

Interest charges	(2,843)	(2,060)	(0.13)
Income taxes - including TCJA impact - decreased effective tax rate for regulated energy	—	5,457	0.33
Income taxes - including TCJA impact - decreased effective tax rate for unregulated energy and other operations		1,087	0.07
Net other changes	1,328	963	0.06
	(1,515)	5,447	0.33
Nine Months Ended September 30, 2018 Reported Results	$53,510	$38,779	$2.36
(1) "Pass-through of lower taxes to regulated customers" represents the amounts that have already been refunded to customers or reserves established for future refunds and/or reduced rates to customers in the third quarter of 2018 as a result of lower taxes due to the TCJA. Refunds made to customers are offset by the corresponding decrease in federal income taxes and are expected to have no net impact on net income.
(2) Excluding amounts refunded to regulated customers associated with the TCJA, which are broken out separately and discussed in footnote 1.
(3) Excluding incremental operating expenses at PESCO.
*See the Major Projects and Initiatives table.

Summary of Key Factors
Recently Completed and Ongoing Major Projects and Initiatives
We constantly seek and develop additional projects and initiatives in order to increase shareholder value and serve our customers. The following table represents the major projects recently completed and currently underway. In the future, we will add new projects to this table as such projects are initiated.

	Gross Margin for the Period
	Three Months Ended		Nine Months Ended		Year Ended	Estimate for
	September 30,		September 30,		December 31,	Fiscal
in thousands	2018	2017	2018	2017	2017	2018	2019
Florida GRIP	$3,722	$3,393	$10,933	$10,002	$13,454	$14,287	$14,370
Eastern Shore Rate Case (1)	2,181	1,020	7,276	1,020	3,693	9,800	9,800
Florida Electric Reliability/Modernization Pilot Program (1)	464	—	1,231	—	94	1,558	1,558
New Smyrna Beach, Florida Project (1)	352	—	1,056	—	235	1,409	1,409
2017 Eastern Shore System Expansion Project - including interim services (1)	2,409	—	4,439	—	433	8,009	15,773
Northwest Florida Expansion Project (1)	1,307	—	2,177	—	—	3,484	6,500
(Palm Beach County) Belvedere, Florida Project (1)	—	—	—	—	—	—	2,023
Total	$10,435	$4,413	$27,112	$11,022	$17,909	$38,547	$51,433
(1)Gross margin amount included in this table has not been adjusted to reflect the impact of the TCJA. The refunds and rate reductions implemented were or will be, offset by lower federal income taxes due to the TCJA.

Ongoing Growth Initiatives
GRIP
GRIP is a natural gas pipe replacement program approved by the Florida PSC that allows automatic recovery, through regulated rates, of capital and other program-related costs, inclusive of a return on investment, associated with the replacement of mains and services. Since the program's inception in August 2012, we have invested $123.4 million to replace 261 miles of qualifying distribution mains, including $9.5 million during the first nine months of 2018. The increased investments in GRIP generated additional gross margin of $329,000 and $931,000 for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017.
Regulatory Proceedings
Eastern Shore Rate Case
Eastern Shore's rate case settlement agreement became final on April 1, 2018, with settlement rates effective January 1, 2018. The final agreement increases Eastern Shore's operating income by $6.6 million, representing $9.8 million in additional margin from base rates offset by $3.2 million in lower federal income tax expense for Eastern Shore resulting from the TCJA. For the three and nine months ended September 30, 2018, Eastern Shore recognized incremental gross margin of approximately $1.2 million and $6.3 million, respectively. As of September 30, 2018, Eastern Shore has provided rate reductions to its customers totaling approximately $2.5 million related to the decrease in federal income taxes as a result of the TCJA.

Florida Electric Reliability/Modernization Pilot Program
In December 2017, the Florida PSC approved a $1.6 million annualized rate increase, effective January 2018, for the recovery of a limited number of investments and costs related to reliability, safety and modernization for our Florida electric distribution system. This increase will continue through at least the last billing cycle of December 2019. For the three and nine months ended September 30, 2018, additional margin of $464,000 and $1.2 million, respectively, was generated.

Major Projects and Initiatives Currently Underway
New Smyrna Beach, Florida Project
In the fourth quarter of 2017, we commenced construction of a 14-mile natural gas transmission pipeline to serve current and planned customer growth in the New Smyrna Beach service area. The project was partially placed into service at the end of 2017 and is expected to be fully in service during the fourth quarter of 2018. For the three and nine months ended September 30, 2018, the project generated incremental gross margin of approximately $352,000 and $1.1 million, respectively, and is expected to generate $1.4 million of annual gross margin beginning in fiscal year 2019.
2017 Eastern Shore System Expansion Project
In November 2017, Eastern Shore began construction of a $117.0 million system expansion that will increase its capacity by 26 percent once completed. We have invested $103.3 million through September 30, 2018 and expect to substantially complete the project during the remainder of 2018. The first phase of the project was placed into service in December 2017. Additional segments of the project were placed into service over the first nine months of 2018. The project generated $2.4 million and $4.4 million in incremental gross margin, including margin from interim services, during the three and nine months ended September 30, 2018, respectively. The project is expected to produce approximately $15.8 million annually in gross margin through 2022 and $13.2 million annually in gross margin thereafter.

Northwest Florida Expansion Project
In our first expansion of natural gas service into Northwest Florida, Peninsula Pipeline has completed construction of transmission lines and the Florida natural gas division has completed construction of lateral distribution lines to serve several customers. The project was placed into service in May 2018 and generated incremental gross margin of $1.3 million and $2.2 million for the three and nine months ended September 30, 2018, respectively. The estimated annual gross margin from this project is $6.5 million.
(Palm Beach County) Belvedere, Florida Project
Peninsula Pipeline is constructing a transmission line to bring natural gas to our natural gas distribution system in West Palm Beach, Florida. We expect to complete this project by mid-2019 and estimate that the annual gross margin associated with this project will be approximately $2.0 million.

Impact of Hurricane Michael
In October 2018, Hurricane Michael passed through our electric distribution operation's service territory in Northwest Florida. The hurricane caused widespread and severe damage to our infrastructure resulting in 100% of our customers losing electrical service. We have restored power to those customers who are able to accept power following Hurricane Michael. Efforts to restore the severely damaged infrastructure will continue into the foreseeable future and we estimates that we will spend over $50.0 million towards these restoration and reliability efforts. Consistent with past practices, at the appropriate time, FPU will seek a recovery of the associated storm related costs. We have developed a preliminary range of the negative earnings impact on 2018’s results, which is estimated at $0.01-$0.03 per share.

Future Projects Not Included in the Table Above

Del-Mar Energy Pathway Project
In September 2018, Eastern Shore filed with the FERC a CP to construct the Del-Mar Energy Pathway project. The proposed project will provide an additional 14,300 Dts/d of capacity to four customers. The benefits of this project include additional natural gas transmission pipeline infrastructure in eastern Sussex County, Delaware, and the initial extension of Eastern Shore’s pipeline system into Somerset County, Maryland. The estimated annual gross margin from this project is $5.1 million.

Other major factors influencing gross margin

Weather and Consumption
Weather did not have a material impact on results for the three months ended September 30, 2018. For the nine months ended September 30, 2018, colder temperatures compared to the prior year contributed $5.3 million in incremental gross margin. While temperatures during the first nine months of 2018 were colder than the first nine months of 2017, they were still warmer than normal, as shown in the table below. We estimate that we would have generated an additional $2.2 million in gross margin if temperatures for the nine months ended September 30, 2018 had been normal. The following table summarizes HDD and CDD variances from the 10-year average HDD/CDD ("Normal") for the three and nine months ended September 30, 2018 and 2017.

HDD and CDD Information

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	Variance	2018	2017	Variance
Delmarva
Actual HDD	10	16	(6)	2,729	2,262	467
10-Year Average HDD ("Delmarva Normal")	61	61	—	2,846	2,850	(4)
Variance from Delmarva Normal	(51)	(45)		(117)	(588)
Florida
Actual HDD	—	—	—	507	298	209
10-Year Average HDD ("Florida Normal")	—	—	—	533	555	(22)
Variance from Florida Normal	—	—		(26)	(257)
Ohio
Actual HDD	55	80	(25)	3,707	3,070	637
10-Year Average HDD ("Ohio Normal")	91	92	(1)	3,774	3,866	(92)
Variance from Ohio Normal	(36)	(12)		(67)	(796)
Florida
Actual CDD	1,613	1,526	87	2,704	2,606	98
10-Year Average CDD ("Florida CDD Normal")	1,535	1,542	(7)	2,593	2,579	14
Variance from Florida CDD Normal	78	(16)		111	27

Natural Gas Distribution Customer and Consumption Growth
The Company's natural gas distribution operations generated $734,000 and $4.1 million of additional margin for the three and nine months ended September 30, 2018, respectively. The breakdown of the increased margin is as follows:

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2018	September 30, 2018
Customer growth:
Residential	$309	$1,171
Commercial and industrial, excluding new service in Northwest Florida	283	927
New service in Northwest Florida	305	652
Total customer growth	897	2,750

Volume growth:
Residential	(239)	613
Commercial and industrial	57	1,030
Other - including unbilled revenue	19	(295)
Total volume growth	(163)	1,348

Total natural gas distribution growth	$734	$4,098

Customer growth for our Delmarva Peninsula and Florida natural gas distribution operations generated $897,000 and $2.8 million in additional gross margin for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The additional margin was generated from an approximately 3.9 percent and 3.8 percent increase in the average number of residential customers for the three and nine months ended September 30, 2018, respectively, as well as growth in commercial and industrial customers on the Delmarva Peninsula in the third quarter and first nine months of 2018, compared to the corresponding periods in 2017. Residential customer growth on the Delmarva Peninsula has averaged 3.0 percent over the past five years. Our Florida natural gas distribution operations generated additional gross margin for the three and nine months ended September 30, 2018, due to growth in all customer classes and new service to customers in Northwest Florida.

Lower consumption by natural gas distribution customers reduced gross margin by $163,000 during the third quarter of 2018 compared to the same period in 2017. The lower consumption was primarily due to a decline in residential consumption in Florida, as compared to the increased customer consumption due to Hurricane Irma in the prior year period. These businesses generated $1.3 million in additional gross margin for the nine months ended September 30, 2018, compared to the same period in 2017, from higher consumption by residential and commercial customers.

Propane Operations
Gross margin generated by our propane operations decreased by $834,000 during the three months ended September 30, 2018, compared to the same period in 2017, as a result of lower retail margins per gallon and the timing of propane deliveries to customers. Customer consumption for our Florida propane operations was higher during the third quarter of 2017 due to the impact of Hurricane Irma.

For the nine months ended September 30, 2018, propane operations generated $4.9 million in incremental margin compared to the same period in 2017. More normal temperatures accounted for $2.9 million of the margin increase during the nine months ended September 30, 2018. The balance of the increase reflected increased customer growth, continued expansion of AutoGas through the addition of new customers and other factors, higher sales and revenues from service contracts and increased wholesale sales activities.

PESCO
PESCO's gross margin for the three and nine months ended September 30, 2018 was lower by $629,000 and $1.2 million, compared to the same periods in 2017, respectively. The following table summarizes the changes in PESCO’S year-over-year margin for the three and nine months ended September 30, 2018:

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
(in thousands)
2017 Gross margin	$1,360	$5,749
Imbalance positions and true up	(493)	(493)
Margin changes from growth and the acquisition of certain assets from ARM in 2017	(136)	119
Non-recurring margin factors - change in gross margin contribution from various asset management agreements, MTM impact, Bomb Cyclone impact and other adjustments	—	(863)
2018 Gross Margin	$731	$4,512

PESCO generated an operating loss of $1.1 million for the three months ended September 30, 2018, compared to a loss of $63,000 during the prior year period. The quarter-over-quarter decreased results reflect lower gross margin growth accompanied by a $452,000 increase in planned operating expenses as a result of increased staffing, infrastructure and risk management system costs as PESCO executes its growth strategy.

For the nine months ended September 30, 2018, PESCO reported an operating loss of $1.2 million, compared to operating income of $2.2 million during the prior year period. The year-over-year operating loss primarily reflects increased expenses incurred for the reasons discussed in the paragraph above, $596,000 in additional expenses related to the acquisition of certain assets from ARM, as well as the impact of several non-recurring margin adjustments, largely during the first quarter of 2018.

Xeron
Xeron's operations were wound down during the second quarter of 2017. Operating income for the nine months ended September 30, 2018, improved by $829,000, compared to the prior year period due to the absence of Xeron's 2017 wind-down expenses and operating losses.

Regulated Energy Segment

For the quarter ended September 30, 2018, compared to the quarter ended September 30, 2017:

	Three Months Ended
	September 30,		Increase
	2018	2017	(decrease)
(in thousands)
Revenue	$72,770	$69,703	$3,067
Cost of sales	21,501	22,794	(1,293)
Gross margin	51,269	46,909	4,360
Operations & maintenance	23,376	20,794	2,582
Depreciation & amortization	8,405	7,338	1,067
Other taxes	3,573	3,254	319
Other operating expenses	35,354	31,386	3,968
Operating income	$15,915	$15,523	$392
Operating income for the Regulated Energy segment for the three months ended September 30, 2018 was $15.9 million, an increase of $392,000 compared to the same period in 2017. The increased operating income resulted from increased gross margin of $4.4 million, offset by a $4.0 million increase in operating expenses.
Excluding the impact of the customer refunds and reserves for future refunds and/ or rate reductions of approximately $2.0 million for lower income taxes due to the TCJA, gross margin and operating income for the three months ended September 30, 2018 increased by $6.4 million and $2.4 million, or 13.5 percent and 15.4 percent, respectively.
Gross Margin
Items contributing to the quarter-over-quarter increase in gross margin are listed in the following table:

(in thousands)	Margin Impact
Eastern Shore and Peninsula Pipeline service expansions	$3,616
Implementation of Eastern Shore settled rates	1,161
Natural gas growth (including customer and consumption growth, but excluding service expansions)	734
Florida electric reliability/modernization program	464
Florida GRIP	329
Other	49
Total	6,353
Pass-through to regulated customers of lower taxes as a result of the TCJA*	(1,993)
Quarter-over-quarter increase in gross margin	$4,360
*As a result of the TCJA and ensuing directives by federal and state regulatory commissions, we reserved or refunded to customers of our regulated businesses an estimated $2.0 million during the three months ended September 30, 2018. In some jurisdictions, we have paid refunds to customers, while in other jurisdictions, we have established reserves until agreements are approved and changes are made to customer rates. The reserves and lower customer rates are equal to the estimated reduction in federal income taxes due to the TCJA and have no material impact on after-tax earnings from the Regulated Energy segment.

The following is a narrative discussion of the significant items in the foregoing table, which we believe is necessary to understand the information disclosed in the table.

Service Expansions
We generated additional gross margin of $3.6 million primarily from the following natural gas service expansions:

•
$2.4 million from Eastern Shore's services, including those provided to customers on an interim basis, in conjunction with portions of Eastern Shore's 2017 Expansion Project that were placed in service in December 2017 and July 2018, partially offset by the absence of short-term contracts totaling $343,000 that were replaced by long-term service agreements; and

•	$1.7 million generated by Peninsula Pipeline from the New Smyrna Beach and Northwest Pipeline Expansion Projects.

Implementation of Eastern Shore Settled Rates
Eastern Shore generated additional gross margin of $1.2 million from the implementation of new rates as a result of its rate case filing. See Note 4, Rates and Other Regulatory Activities, to the condensed consolidated financial statements for additional details.
Natural Gas Growth (including customer and consumption growth but excluding service expansions)
Increased gross margin of $734,000 from natural gas growth and consumption (excluding service expansions) was generated primarily from the following:

•	$591,000 from Florida natural gas customer growth, due primarily to an increase in residential and commercial customers served as well as expansion to Northwest Florida;

•
$307,000 from a 3.9 percent increase in the average number of residential customers served by the Delmarva natural gas distribution operations, as well as growth in the number of commercial and industrial customers served; offset by

•	$165,000 from lower sales on the Delmarva Peninsula and absence of the positive impact on consumption growth in Florida in the third quarter of 2017.

Florida Electric Reliability/Modernization Program
Gross margin increased by $464,000, due primarily to the rates that went into effect in January 2018. See Note 4, Rates and Other Regulatory Activities, to the condensed consolidated financial statements for additional details.
GRIP
Increased investment in GRIP generated additional gross margin of $329,000 for the three months ended September 30, 2018, compared to the same period in 2017.
Impact of the TCJA on Customer Rates
Adjustments to customer rates, because of the implementation of the TCJA, decreased gross margin by $2.0 million due to refunds paid to customers and the establishment of reserves for future refunds and/or rate reductions to customers. The decrease in gross margin was offset by a $2.0 million reduction in federal income taxes.
Other Operating Expenses
Other operating expenses increased by $4.0 million. The significant factors contributing to the increase in other operating expenses included:

•	$1.2 million in higher costs related to outside services to support growth and facilities and maintenance costs to maintain system integrity;

•	$1.3 million in higher depreciation, asset removal and property tax costs associated with recent capital investments;

•	$530,000 in higher benefits and other employee-related expenses (since we self-insure for health care costs, benefits costs fluctuate depending upon filed claims);

•	$446,000 in higher payroll expense for additional personnel to support growth, including Eastern Shore's 2017 System Expansion Project, which is our largest project to date; and

•	$323,000 in early lease termination fees for our former service center, which service center moved to our newly constructed “Energy Lane Campus” in Dover, Delaware during the third quarter of 2018.

For the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017:

	Nine Months Ended
	September 30,		Increase
	2018	2017	(decrease)
(in thousands)
Revenue	$252,667	$238,353	$14,314
Cost of sales	89,741	87,206	2,535
Gross margin	162,926	151,147	11,779
Operations & maintenance	71,546	66,780	4,766
Depreciation & amortization	23,541	21,365	2,176
Other taxes	10,909	9,998	911
Other operating expenses	105,996	98,143	7,853
Operating income	$56,930	$53,004	$3,926
Operating income for the Regulated Energy segment for the nine months ended September 30, 2018 was $56.9 million, an increase of $3.9 million compared to the same period in 2017. The increased operating income resulted from increased gross margin of $11.8 million, offset by an increase in operating expenses of $7.9 million.
Excluding the impact of refunds to customers and reserves for future refunds and/or rate reductions of approximately $7.5 million for lower income taxes due to the TCJA, gross margin and operating income increased by $19.3 million and $11.4 million, or 12.8 percent and 21.6 percent, respectively.
Gross Margin
Items contributing to the period-over-period increase in gross margin are listed in the following table:

(in thousands)	Margin Impact
Implementation of Eastern Shore settled rates	$6,256
Eastern Shore and Peninsula Pipeline service expansions	5,966
Natural gas growth (including customer and consumption growth but excluding service expansions)	4,098
Return to more normal weather	1,498
Florida electric reliability/modernization program	1,231
Florida GRIP	931
Other	(671)
Total	19,309
Pass-through to regulated customers of lower taxes as a result of the TCJA*	(7,530)
Period-over-Period increase in gross margin	$11,779
*As a result of the TCJA, and ensuing directives by federal and state regulatory commissions, we reserved or refunded to customers of our regulated businesses an estimated $7.5 million during the first nine months of 2018. In some jurisdictions, we have paid refunds to customers, while in other jurisdictions, we have established reserves until agreements are approved and changes are made to customer rates. The reserves and lower customer rates are equal to the estimated reduction in federal income taxes due to the TCJA and have no material impact on after-tax earnings from the Regulated Energy segment.

The following is a narrative discussion of the significant items in the foregoing table, which we believe is necessary to understand the information disclosed in the table.

Implementation of Eastern Shore's Settled Rates
Eastern Shore generated additional gross margin of $6.3 million from the implementation of new rates as a result of its rate case filing. See Note 4, Rates and Other Regulatory Activities, to the condensed consolidated financial statements for additional details.
Service Expansions
We generated additional gross margin of $6.0 million primarily from the following natural gas service expansions:

•
$4.4 million from Eastern Shore's services, including those provided to customers on an interim basis, in conjunction with portions of Eastern Shore's 2017 Expansion Project that were placed in service in December 2017 and July 2018;

- 48

•
$446,000 in additional margin as a result of an increase in rates from service provided to an industrial customer, partially offset by the absence of short-term contracts totaling $1.6 million that were replaced by long-term service agreements; and

•	$3.2 million generated by Peninsula Pipeline from the New Smyrna Beach and Northwest Pipeline Expansion Projects.
Natural Gas Growth (including customer and consumption growth but excluding service expansions)
Increased gross margin of $4.1 million from natural gas growth and consumption (excluding service expansions) was generated primarily from the following:

•	$1.5 million from Florida natural gas customer growth, due primarily to an increase in residential and commercial customers served;

•	$1.3 million from higher sales on the Delmarva Peninsula and in Florida that were not driven by weather; and

•
$1.2 million from a 3.8 percent increase in the average number of residential customers served by the Delmarva natural gas distribution operations, as well as growth in the number of commercial and industrial customers served.

Return to More Normal Weather
Temperatures during the first nine months of 2018 were 2.9 percent warmer than normal, compared to 22.6 percent warmer than normal during the first nine months of 2017. Comparatively colder weather during the first nine months of 2018 increased usage and generated $1.5 million in additional margin.
Florida Electric Reliability/Modernization Program
Gross margin increased by $1.2 million, due primarily to the rates that went into effect in January 2018. See Note 4, Rates and Other Regulatory Activities, to the condensed consolidated financial statements for additional details.
GRIP
Increased investment in GRIP generated additional gross margin of $931,000 for the nine months ended September 30, 2018, compared to the same period in 2017.
Impact of the TCJA on Customer Rates
Adjustments to customer rates, because of the implementation of the TCJA, decreased gross margin by $7.5 million due to refunds and reserves for future refunds and/or rate reductions to customers. The decrease in gross margin was offset by a reduction in federal income taxes.
Other Operating Expenses
Other operating expenses increased by $7.9 million. The significant factors contributing to the increase in other operating expenses included:

•	$3.0 million in higher depreciation, asset removal and property tax costs associated with recent capital investments;

•	$1.9 million in higher payroll expenses for additional personnel to support growth, including Eastern Shore's 2017 System Expansion Project, our largest project to date;

•	$1.5 million in higher facilities and maintenance costs to maintain system integrity;

•	$401,000 in higher incentive compensation costs as a result of improved period-over-period results;

•	$356,000 in higher vehicle, credit collections, other taxes, sales and advertising costs;

•	$323,000 in early lease termination fees for our former service center, which service center moved to our newly constructed “Energy Lane Campus” in Dover, Delaware during the third quarter; and

•	$307,000 in higher benefit and other employee-related expenses (since we self-insure for health care costs, benefits costs fluctuate depending upon filed claims); offset by

•	$536,000 in lower regulatory costs due to the absence of rate case filings in 2018.

Unregulated Energy Segment

For the quarter ended September 30, 2018, compared to the quarter ended September 30, 2017:

	Three Months Ended
	September 30,		Increase
	2018	2017	(decrease)
(in thousands)
Revenue	$76,042	$64,688	$11,354
Cost of sales	64,109	51,416	12,693
Gross margin	11,933	13,272	(1,339)
Operations & maintenance	12,832	11,422	1,410
Depreciation & amortization	2,207	2,001	206
Other taxes	827	800	27
Total operating expenses	15,866	14,223	1,643
Operating loss	$(3,933)	$(951)	$(2,982)

The Unregulated Energy segment had an operating loss of $3.9 million for the three months ended September 30, 2018 compared to an operating loss of $951,000 for the same period in 2017. The increased operating loss of approximately $3.0 million was due to a decrease in gross margin of $1.3 million, accompanied by a $1.6 million increase in operating expenses.
Gross Margin
Items contributing to the quarter-over-quarter decrease in gross margin are listed in the following table:

(in thousands)	Margin Impact
PESCO	$(629)
Propane retail operations - decreased margins driven by lower prices per gallon	(469)
Unregulated Energy customer consumption decrease	(374)
Other	133
Quarter-over-quarter decrease in gross margin	$(1,339)

The following is a narrative discussion of the significant items in the foregoing table, which we believe is necessary to understand the information disclosed in the table.
PESCO
For the three months ended September 30, 2018, PESCO's gross margin decreased by $629,000 compared to the same period in 2017. Reduced third quarter 2018 margin from PESCO primarily resulted from the timing and true-up of various imbalance positions with pipelines.
Propane Retail Operations - Decreased Prices Per Gallon
Gross margin decreased by $469,000 for the three months ended September 30, 2018, mainly driven by lower prices per retail gallon as these businesses responded to current market conditions.
Unregulated Energy customer consumption decrease
Gross margin decreased by $374,000, due primarily to decreased sales of propane resulting from timing of propane deliveries to customers. Propane deliveries in Florida during the third quarter of 2017 were positively impacted by Hurricane Irma.
Other Operating Expenses
Other operating expenses increased by $1.6 million in the third quarter of 2018. The significant components of the increase in other operating expenses included:

•
$452,000 in higher expenses as a result of increased staffing, infrastructure and risk management system costs to ensure the appropriate infrastructure is in place as PESCO executes its growth strategy;

•	$308,000 in higher staffing and associated costs for additional personnel to support growth;

•	$275,000 in higher outside services associated primarily with growth and ongoing compliance activities;

•	$228,000 in higher benefits and employee-related costs (since we self-insure for health care costs, benefits costs fluctuate depending upon filed claims);

•	$176,000 in higher incentive compensation costs as a result of improved period-over-period results for most of the unregulated energy business; and

•	$144,000 in higher depreciation, amortization and property tax expense.

For the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017:

	Nine Months Ended
	September 30,		Increase
	2018	2017	(decrease)
(in thousands)
Revenue	$297,754	$220,462	$77,292
Cost of sales	238,605	166,635	71,970
Gross margin	59,149	53,827	5,322
Operations & maintenance	39,597	34,849	4,748
Depreciation & amortization	6,572	5,833	739
Other taxes	2,739	2,519	220
Total operating expenses	48,908	43,201	5,707
Operating income	$10,241	$10,626	$(385)

Operating income for the Unregulated Energy segment for the nine months ended September 30, 2018 was $10.2 million, compared to operating income of $10.6 million for same period in 2017. The $385,000 decrease in operating income in the nine months ended September 30, 2018 was due to an increase in gross margin of $5.3 million, offset by a $5.7 million increase in operating expenses.
Gross Margin
Items contributing to the period-over-period increase in gross margin are listed in the following table:

(in thousands)	Margin Impact
Propane delivery operations - additional customer consumption - (weather)	2,923
Propane delivery operations - increased margin driven by growth and other factors	1,552
PESCO	(1,236)
Aspire Energy - customer consumption - (weather)	921
Aspire Energy - increased margin driven by growth and other factors	592
Growth in wholesale propane margins and sales	255
Other	315
Period-over-period increase in gross margin	$5,322

The following is a narrative discussion of the significant items in the foregoing table, which we believe is necessary to understand the information disclosed in the table.

Propane Delivery Operations - Additional Customer Consumption - (Weather)
Gross margin increased by $2.9 million, due primarily to increased propane deliveries in the Mid-Atlantic region as a result of colder temperatures during the nine months ended September 30, 2018, compared to the same period in 2017.

Propane Delivery Operations - Increased Margin Driven by Growth and Other Factors
Gross margin increased by $1.6 million, due primarily to increased propane sales as a result of growth in customers and other factors in Florida and in the Mid-Atlantic region.

PESCO
For the nine months ended September 30, 2018, PESCO's gross margin decreased by $1.2 million compared to the same period in 2017. Lower gross margin for the nine months ended September 30, 2018 from PESCO resulted from the following:

(in thousands)	Margin Impact
Reversal of unrealized MTM loss recorded in the fourth quarter of 2017	$5,713
Net impact of extraordinary costs associated with the 2018 Bomb Cyclone for the Mid-Atlantic wholesale portfolio (1)	(3,284)
Loss for the Mid-Atlantic retail portfolio caused by pipeline capacity constraints in January and warm weather in February 2018 (1)	(2,261)
Non-recurring margin and annual imbalance settlement from 2017 customer Supply Agreement	(1,673)
Non-recurring margin increase associated with the Southeast portfolio	642
Other	(373)
Total Change in Gross Margin for PESCO for the nine months ended September 30, 2018	$(1,236)
(1) The 2018 Bomb Cyclone refers to the high-intensity winter storms in early January 2018 that impacted the Company's Mid-Atlantic service territory and which had a residual impact on the Company's businesses through the month of February.   The exceedingly high demand and associated impacts on pipeline capacity and gas supply in the Delmarva Peninsula region created significant, unusual costs for PESCO. While such concerted impacts will recur infrequently, the Company's management revisited and refined its risk management strategies and implemented additional controls.

Aspire Energy - Customer Consumption (Weather)
Gross margin increased by $921,000, as a result of increased natural gas deliveries, due primarily to colder temperatures during the nine months ended September 30, 2018, compared to the same period in 2017.

Aspire Energy - Customer Consumption (Growth and Other Factors)
Gross margin increased by $592,000, in the nine months ended September 30, 2018, due primarily to increased sales as a result of customer consumption growth and other factors.

Wholesale Propane Margins
Gross margin increased by $255,000, in the nine months ended September 30, 2018 due to a higher margin per gallon and an increase in volume delivered for the Mid-Atlantic propane distribution operations.
Other Operating Expenses
Other operating expenses increased by $5.7 million in the nine months ended September 30, 2018. The significant components of the increase in other operating expenses included:

•
$2.2 million in higher expenses as a result of increased staffing, infrastructure and risk management system costs to ensure the appropriate infrastructure is in place as PESCO executes its growth strategy;

•
$1.4 million in higher staffing and associated costs for additional personnel to support growth and increased deliveries driven by the colder weather during the nine months ended September 30, 2018, compared to the same period in 2017;

•	$706,000 in higher maintenance costs as a result of ongoing compliance activities;

•	$654,000 in higher expenses, including vehicle fuel costs, sales and advertising, taxes other than income taxes and credit collections costs;

•	$645,000 in higher incentive compensation costs as a result of improved period-over-period results for many of the unregulated energy businesses;

•	$442,000 in higher benefits and employee-related costs (since we self-insure for health care costs, benefits costs fluctuate depending upon filed claims); and

•	$410,000 in higher depreciation, amortization and property tax expense due to increased investments; offset by

•	the absence of $829,000 in 2017 Xeron wind-down expenses.

OTHER EXPENSE, NET
For the quarter ended September 30, 2018 compared to the quarter ended September 30, 2017
Other expense, net, which includes non-operating investment income (expense), interest income, late fees charged to customers, gains or losses from the sale of assets and pension and other benefits expense, decreased by $143,000 in the third quarter of 2018, compared to the same period in 2017, due to gain from the sale of assets within our unregulated businesses in the third quarter of 2017.
For the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017
Other expense, net, which includes non-operating investment income (expense), interest income, late fees charged to customers, gains or losses from the sale of assets and pension and other benefits expense, decreased by $1.7 million for the first three quarters of 2018, compared to the same period in 2017, due partly to the recognition of Xeron lease termination expenses in 2017.
INTEREST CHARGES
For the quarter ended September 30, 2018 compared to the quarter ended September 30, 2017
Interest charges for the three months ended September 30, 2018 increased by $1.1 million, compared to the same period in 2017, attributable primarily to an increase of $953,000 in interest on higher short-term borrowings, and an increase of $277,000 in interest on long-term debt, largely as a result of the issuance of the NYL Shelf Notes (Series A) in May 2018.
For the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017
Interest charges for the nine months ended September 30, 2018 increased by $2.8 million, compared to the same period in 2017, attributable primarily to an increase of $2.3 million in interest on higher short-term borrowings, and an increase of $1.1 million in interest on long-term debt, largely as a result of the issuance of the Prudential Shelf Notes in April 2017 and the issuance of the NYL Shelf Notes (Series A) in May 2018.

INCOME TAXES
For the quarter ended September 30, 2018 compared to the quarter ended September 30, 2017
Income tax expense was $2.1 million for the three months ended September 30, 2018, compared to $4.3 million in the same period in 2017. The decrease in income tax expense was due primarily to the impact of the TCJA in the third quarter of 2018. Our effective income tax rate was 27.1 percent and 39.5 percent, for the three months ended September 30, 2018 and 2017, respectively.

For the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017
Income tax expense was $14.7 million for the nine months ended September 30, 2018, compared to $20.8 million in the same period in 2017. The decrease in income tax expense was due primarily to the impact of the TCJA in the first nine months of 2018. Our effective income tax rate was 27.5 percent and 39.5 percent for the nine months ended September 30, 2018 and 2017, respectively.

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
Capital expenditures for investments in new or acquired plant and equipment are our largest capital requirements. Our capital expenditures were $176.1 million for the nine months ended September 30, 2018.
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
The following table presents our capitalization, excluding and including short-term borrowings, as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
(in thousands)
Long-term debt, net of current maturities	$241,597	32%	$197,395	29%
Stockholders’ equity	508,298	68%	486,294	71%
Total capitalization, excluding short-term debt	$749,895	100%	$683,689	100%

	September 30, 2018		December 31, 2017
(in thousands)
Short-term debt	$268,293	26%	$250,969	26%
Long-term debt, including current maturities	251,210	24%	206,816	22%
Stockholders’ equity	508,298	50%	486,294	52%
Total capitalization, including short-term debt	$1,027,801	100%	$944,079	100%
Included in the long-term debt balances at September 30, 2018 and December 31, 2017, was a capital lease obligation associated with Sandpiper's capacity, supply and operating agreement (at September 30, 2018, zero excluding current maturities and $1.0 million including current maturities and, at December 31, 2017, $620,000 excluding current maturities and $2.1 million including current maturities). At the closing of the ESG acquisition in May 2013, Sandpiper entered into this agreement, which has a six-year term ending in May 2019. The capacity portion of this agreement is accounted for as a capital lease.
Our target equity to total capitalization ratio, including short-term borrowings, is between 50 and 60 percent. From time to time, we may go below the lower end of the target range as we seek to align, as much as feasible, any long-term debt or equity issuance(s) with the commencement of service, and associated earnings, for larger revenue generating capital projects. In addition, the exact timing of any long-term debt or equity issuance(s) will be based on market conditions.
Shelf Agreements
In October 2015, we entered into the $150.0 million Prudential Shelf Agreement, under which we may request that Prudential purchase up to $150.0 million of our unsecured senior debt. Prudential is under no obligation to purchase any unsecured senior debt. As of September 30, 2018, we have issued $70.0 million of 3.25% Prudential Shelf Notes. In September 2018, we amended the Prudential Shelf Agreement, pursuant to which we may request that Prudential purchase up to $150.0 million of our unsecured debt over a three year period which expires in August 2021. Following this amendment, in September 2018, Prudential accepted our request to purchase $100.0 million of Shelf Notes on or before August 20, 2019. The new Prudential Shelf Notes will bear interest at the rate of 3.98% and have a maturity date not to exceed 20 years from the date of issuance. The proceeds received from the issuance of these Prudential Shelf Notes will be used to reduce short-term borrowings under our Revolver, lines of credit and/or to fund capital expenditures.
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
As of September 30, 2018, we have $200.0 million of additional potential borrowing capacity (after excluding existing unfunded commitments) under the Prudential Shelf Agreement ($50.0 million) and MetLife Shelf Agreement ($150.0 million). The Prudential Shelf Agreement and the NYL Shelf Agreement set forth certain business covenants to which we are subject when any note is outstanding, including covenants that limit or restrict our ability, and the ability of our subsidiaries, to incur indebtedness, or place or permit liens and encumbrances on any of our property or the property of our subsidiaries.
Short-term Borrowings
Our outstanding short-term borrowings at September 30, 2018 and December 31, 2017 were $268.3 million and $251.0 million at weighted average interest rates of 3.12 percent and 2.42 percent, respectively. Our current short-term borrowing limit, authorized by our Board of Directors, is $350.0 million.
We utilize bank lines of credit to provide funds for our short-term cash needs to meet seasonal working capital requirements and to temporarily fund portions of the capital expenditure program. As of September 30, 2018, we had five unsecured bank credit facilities with four financial institutions totaling $220.0 million in available credit. In addition, we have $150.0 million of additional short-term debt capacity available under the Revolver. The terms of the Revolver are described in further detail below. None of the unsecured bank lines of credit requires compensating balances.
The $150.0 million Revolver is available through October 8, 2020, which was recently extended by two years and is subject to the terms and conditions set forth in the Credit Agreement. Borrowings under the Revolver will be used for general corporate purposes, including repayments of short-term borrowings, working capital requirements and capital expenditures. Borrowings under the Revolver will bear interest at: (i) the LIBOR Rate plus an applicable margin of 1.25 percent or less, with such margin based on total indebtedness as a percentage of total capitalization, both as defined by the Credit Agreement, or (ii) the base rate plus 0.25% or less. Interest is payable quarterly, and the Revolver is subject to a commitment fee on the unused portion of the facility. We have the right, under certain circumstances, to extend the expiration date for up to two years on any anniversary date of the Revolver, with such extension subject to the Lenders' approval. We may also request the Lenders to increase the Revolver to $200.0 million, with any increase at the sole discretion of each Lender.
Cash Flows
The following table provides a summary of our operating, investing and financing cash flows for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended
	September 30,
	2018	2017
(in thousands)
Net cash provided by (used in):
Operating activities	$127,996	$98,372
Investing activities	(171,167)	(141,453)
Financing activities	43,772	42,289
Net increase (decrease) in cash and cash equivalents	601	(792)
Cash and cash equivalents—beginning of period	5,614	4,178
Cash and cash equivalents—end of period	$6,215	$3,386
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
During the nine months ended September 30, 2018 and 2017, net cash provided by operating activities was $128.0 million and $98.4 million, respectively, resulting in an increase in cash flows of $29.6 million. Significant operating activities generating the cash flows change were as follows:

•	Net cash flows from changes in propane inventory, storage gas and other inventories increased by approximately $14.6 million due primarily to higher levels of our inventory during 2017.

•	Changes in net regulatory assets and liabilities increased cash flows by $3.0 million, due primarily to the change in fuel costs collected through the various cost recovery mechanisms.

- 56

•
Changes in net accounts receivable and accrued revenue and accounts payable and accrued liabilities decreased cash flows by $6.0 million, due primarily higher to the timing of the receipt of customer payments from increased revenue as well as the timing of payments to vendors.

•	Changes in net prepaid expenses and other current assets, customer deposits and refunds decreased cash flows by $1.8 million.

•
Net income, adjusted for reconciling activities, decreased cash flows by $1.1 million, primarily due to the absence of deferred tax assets pertaining to the availability and utilization of bonus depreciation during the first nine months 2018, offset by an increase in net income, higher non-cash adjustments for depreciation and amortization related to increased investing activities and adjustments for realized gains on investments.

Cash Flows Used in Investing Activities
Net cash used in investing activities totaled $171.2 million and $141.5 million during the nine months ended September 30, 2018 and 2017, respectively, resulting in a decrease in cash flows of $29.7 million. Cash paid for capital expenditures, including acquisitions increased by $41.3 million to $171.4 million for the first nine months of 2018, compared to $130.1 million for the same period in 2017.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities totaled $43.8 million during the nine months ended September 30, 2018 compared to net cash of $42.3 million provided by in financing activities during the prior year period resulting in an increase in cash flows of $1.5 million. The increase in net cash provided by financing activities resulted primarily from the following:

•	Increased cash flows from lower repayments of short-term borrowing of $20.4 million under our line of credit arrangements;

•
Receipt of $74.9 million in net cash proceeds from the Revolver and the issuance of the NYL Shelf Notes (Series A) in January and May 2018, respectively, which increased cash flow by $5.1 million during the nine months ended September 30, 2018, compared to the same period in 2017. For the nine months ended September 30, 2017, we received $69.8 million in net proceeds from the issuance of the Prudential Shelf Notes; and

•	Increased cash flows of $3.7 million as a result of changes in cash overdrafts; partially offset by

•	Higher repayment of long-term debt of $25.0 million during the nine months ended September 30, 2018, compared to the same period in 2017.
Off-Balance Sheet Arrangements
We have issued corporate guarantees to certain vendors of our subsidiaries, primarily PESCO. These corporate guarantees provide for the payment of propane and natural gas purchases in the event of the respective subsidiary’s default. These subsidiaries have never defaulted on their obligations to pay their suppliers. The liabilities for these purchases are recorded in our financial statements when incurred. The aggregate amount guaranteed at September 30, 2018 was $73.9 million, with the guarantees expiring on various dates through September 2019.
We have issued letters of credit totaling $5.0 million related to the electric transmission services for FPU's electric division, the firm transportation service agreement between TETLP and our Delaware and Maryland divisions, the payment of natural gas purchases for PESCO, and to our current and previous primary insurance carriers. These letters of credit have varying expiration dates through December 2019. There have been no draws on these letters of credit as of September 30, 2018. We do not anticipate that the letters of credit will be drawn upon by the counterparties, and we expect that they will be renewed to the extent necessary in the future. Additional information is presented in Note 6, Other Commitments and Contingencies in the condensed consolidated financial statements.

Contractual Obligations
There has been no material change in the contractual obligations presented in our 2017 Annual Report on Form 10-K, except for long-term debt and commodity purchase obligations entered into in the ordinary course of our business. The following table summarizes long-term debt and commodity purchase contract obligations at September 30, 2018:

	Payments Due by Period
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
(in thousands)
Long-term debt(1)	$8,626	$31,200	$38,700	$172,200	$250,726
Purchase obligations - Commodity (2)	95,964	22,335	28	—	118,327
Total	$104,590	$53,535	$38,728	$172,200	$369,053

(1)	Excludes capital lease obligation, debt issuance costs and an unamortized discount of $484,000.

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

Rates and Regulatory Matters
Our natural gas distribution operations in Delaware, Maryland and Florida and electric distribution operation in Florida are subject to regulation by the respective state PSC; Eastern Shore is subject to regulation by the FERC; and Peninsula Pipeline is subject to regulation by the Florida PSC. At September 30, 2018, we were involved in regulatory matters in each of the jurisdictions in which we operate. Our significant regulatory matters are fully described in Note 4, Rates and Other Regulatory Activities, to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
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
Long-term debt is subject to potential losses based on changes in interest rates. Our long-term debt at September 30, 2018, consists of fixed-rate Senior Notes and $8.0 million of fixed-rate secured debt. We evaluate whether to refinance existing debt or permanently refinance existing short-term borrowings based in part on the fluctuation in interest rates. Additional information about our long-term debt is disclosed in Note 14, Long-term Debt, in the condensed consolidated financial statements.
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
We can store up to approximately 7.0 million gallons of propane (including leased storage and rail cars) during the winter season to meet our customers’ peak requirements and to serve metered customers. Decreases in the wholesale price of propane may cause the value of stored propane to decline, particularly if we utilize fixed price forward contracts for supply. To mitigate the risk of propane commodity price fluctuations on the inventory valuation, we have adopted a Risk Management Policy that allows our propane distribution operation to enter into fair value hedges, cash flow hedges or other economic hedges of our inventory.
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
The following table reflects the changes in the fair market value of financial derivatives contracts related to natural gas and propane purchases and sales from December 31, 2017 to September 30, 2018:

(in thousands)	Balance at December 31, 2017	Increase (Decrease) in Fair Market Value	Less Amounts Settled	Balance at September 30, 2018
PESCO	$(6,153)	$15,293	$(8,954)	$186
Sharp	1,192	(1,237)	654	609
Total	$(4,961)	$14,056	$(8,300)	$795
There were no changes in methods of valuations during the nine months ended September 30, 2018.
The following is a summary of fair market value of financial derivatives as of September 30, 2018, by method of valuation and by maturity for each fiscal year period.

(in thousands)	2018	2019	2020	2021	2022	Total Fair Value
Price based on ICE - PESCO	$482	$(1,285)	$1,027	$(35)	$(3)	$186
Price based on Mont Belvieu - Sharp	117	346	132	14	—	609
Total	$599	$(939)	$1,159	$(21)	$(3)	$795
WHOLESALE CREDIT RISK
The Risk Management Committee reviews credit risks associated with counterparties to commodity derivative contracts prior to such contracts being approved.
Additional information about our derivative instruments is disclosed in Note 12, Derivative Instruments, in the condensed consolidated financial statements.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and Chief Financial Officer of Chesapeake Utilities, with the participation of other Company officials, have evaluated our “disclosure controls and procedures” (as such term is defined under Rules 13a-15(e) and 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2018. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.
Changes in Internal Control over Financial Reporting
Beginning January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers. The impacts of the adoption are discussed in detail in Note 1, Summary of Accounting Policies, and Note 3, Revenue Recognition, in the notes to the condensed consolidated financial statements within this Form 10-Q. In conjunction with this adoption, we implemented changes to our controls related to revenue that were not material to our internal controls over financial reporting. These included the development of new policies based on the five-step model provided in the new revenue standard, enhanced contract review requirements, and other ongoing monitoring activities. These controls were designed to provide assurance, at a reasonable level, of the fair presentation of our condensed consolidated financial statements and related disclosures. During the quarter ended September 30, 2018, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
Period	Purchased	per Share	or Programs (2)	or Programs (2)
July 1, 2018 through July 31, 2018 (1)	417	$85.25	—	—
August 1, 2018 through August 31, 2018	—	$—	—	—
September 1, 2018 through September 30, 2018	—	$—	—	—
Total	417	$85.25	—	—

(1)
Chesapeake Utilities purchased shares of common stock on the open market for the purpose of reinvesting the dividend on deferred stock units held in the Rabbi Trust accounts for certain directors and senior executives under the Deferred Compensation Plan. The Deferred Compensation Plan is discussed in detail in Item 8 under the heading “Notes to the Consolidated Financial Statements—Note 16, Employee Benefit Plans” in our latest Annual Report on Form 10-K for the year ended December 31, 2017. During the quarter ended September 30, 2018, 417 shares were purchased through the reinvestment of dividends on deferred stock units.

(2)	Except for the purposes described in Footnote (1), Chesapeake Utilities has no publicly announced plans or programs to repurchase its shares.

Item 3. Defaults upon Senior Securities
None.

Item 5. Other Information

None.

Item 6.	Exhibits

4.1†
Form of Note Agreement dated September 14, 2018, among Chesapeake Utilities Corporation, as issuer, and certain note holders relating to the private placement of Chesapeake Utilities Corporation’s 3.98% Senior Notes due 2039.

10.1†
First Amendment to Private Shelf Agreement dated September 14, 2018, by and between Chesapeake Utilities Corporation and PGIM, Inc. formerly known as Prudential Investment Management, Inc., and other purchasers that may become a party thereto.

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

*Filed herewith
†Pursuant to Item 601(b)(4)(v) of Regulation S-K under the Securities Act of 1933, as amended, these exhibits are not being filed herewith and Chesapeake Utilities agrees to furnish a copy to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE UTILITIES CORPORATION

/S/ BETH W. COOPER
Beth W. Cooper Senior Vice President and Chief Financial Officer
Date: November 9, 2018

