Form 10-Q
period 2019-03-31
CHESAPEAKE UTILITIES CORP
filed 2019-05-08
CIK 19745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2019
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
(302) 734-6799
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock - par value per share $0.4867	CPK	New York Stock Exchange, Inc.
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Common Stock, par value $0.4867 — 16,397,017 shares outstanding as of April 30, 2019.

GLOSSARY OF DEFINITIONS
ASC: Accounting Standards Codification issued by the FASB
ASU: Accounting Standards Update issued by the FASB
CDD: Cooling degree-day, which is a measure of the variation in weather based on the extent to which the daily average temperature (from 10:00 am to 10:00 am) is above 65 degrees Fahrenheit
Chesapeake or Chesapeake Utilities: Chesapeake Utilities Corporation, and its direct and indirect subsidiaries, as appropriate in the context of the disclosure
CHP: Combined heat and power plant
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
FERC: Federal Energy Regulatory Commission
FPU: Florida Public Utilities Company, a wholly-owned subsidiary of Chesapeake Utilities
GAAP: Accounting principles generally accepted in the United States of America
GRIP: Gas Reliability Infrastructure Program
Gross Margin: a non-GAAP measure defined as operating revenues less the cost of sales. The Company's cost of sales includes purchased fuel cost for natural gas, electricity and propane and the cost of labor spent on direct revenue-producing activities and excludes depreciation, amortization and accretion
Gulfstream: Gulfstream Natural Gas System, LLC, an unaffiliated pipeline network that supplies natural gas to FPU
HDD: Heating Degree-Day
Marlin Gas Services: Marlin Gas Services, LLC, a newly created subsidiary of Chesapeake Utilities that acquired certain operating assets of Marlin Gas Transport, Inc.
Marlin Gas Transport: Marlin Gas Transport, Inc., a supplier of mobile compressed natural gas utility and pipeline solutions
MetLife: MetLife Investment Advisors, an institutional debt investment management firm, with which we entered into the MetLife Shelf Agreement
MGP: Manufactured gas plant, which is a site where coal was previously used to manufacture gaseous fuel for industrial, commercial and residential use
MTM: Mark-to-Market (fair value accounting)
NYL: New York Life Investors LLC, an institutional debt investment management firm, with which Chesapeake Utilities entered into a Shelf Agreement
Peninsula Pipeline: Peninsula Pipeline Company, Inc., a wholly-owned subsidiary of Chesapeake Utilities
PESCO: Peninsula Energy Services Company, Inc., a wholly-owned subsidiary of Chesapeake Utilities

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,
	2019	2018
(in thousands, except shares and per share data)
Operating Revenues
Regulated Energy	$103,618	$109,393
Unregulated Energy and other	123,998	129,963
Total Operating Revenues	227,616	239,356
Operating Expenses
Regulated Energy cost of sales	36,516	48,231
Unregulated Energy and other cost of sales	89,703	99,826
Operations	37,144	32,702
Maintenance	3,681	3,593
Depreciation and amortization	11,074	9,704
Other taxes	5,505	4,894
Total Operating Expenses	183,623	198,950
Operating Income	43,993	40,406
Other income (expense), net	(45)	68
Interest charges	5,710	3,664
Income Before Income Taxes	38,238	36,810
Income taxes	9,574	9,955
Net Income	$28,664	$26,855
Weighted Average Common Shares Outstanding:
Basic	16,384,927	16,351,338
Diluted	16,432,852	16,402,985
Earnings Per Share of Common Stock:
Basic	$1.75	$1.64
Diluted	$1.74	$1.64
The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
	2019	2018
(in thousands)
Net Income	$28,664	$26,855
Other Comprehensive Income (Loss), net of tax:
Employee Benefits, net of tax:
Amortization of prior service cost, net of tax of $(5) and $(5), respectively	(14)	(14)
Net gain, net of tax of $42 and $41, respectively	121	108
Cash Flow Hedges, net of tax:
Unrealized gain (loss) on commodity contract cash flow hedges, net of tax of $1,194 and $(756), respectively	2,982	(1,788)
Total Other Comprehensive Income (Loss), net of tax	3,089	(1,694)
Comprehensive Income	$31,753	$25,161
The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

Assets	March 31, 2019	December 31, 2018
(in thousands, except shares and per share data)
Property, Plant and Equipment
Regulated Energy	$1,346,221	$1,297,416
Unregulated Energy	241,126	237,682
Other businesses and eliminations	30,282	34,585
Total property, plant and equipment	1,617,629	1,569,683
Less: Accumulated depreciation and amortization	(312,949)	(294,295)
Plus: Construction work in progress	90,453	108,584
Net property, plant and equipment	1,395,133	1,383,972
Current Assets
Cash and cash equivalents	7,975	6,089
Trade and other receivables (less allowance for uncollectible accounts of $1,054 and $1,108, respectively)	74,098	85,404
Accrued revenue	20,747	27,499
Propane inventory, at average cost	6,865	9,791
Other inventory, at average cost	8,122	7,127
Regulatory assets	7,913	4,796
Storage gas prepayments	1,327	6,603
Income taxes receivable	9,059	15,300
Prepaid expenses	7,192	10,079
Derivative assets, at fair value	9,221	13,165
Other current assets	1,121	5,684
Total current assets	153,640	191,537
Deferred Charges and Other Assets
Goodwill	25,785	25,837
Other intangible assets, net	5,909	6,207
Investments, at fair value	7,509	6,711
Operating lease right-of-use assets (refer to Note 15)	12,523	—
Regulatory assets	77,101	72,422
Other assets	5,197	6,985
Total deferred charges and other assets	134,024	118,162
Total Assets	$1,682,797	$1,693,671

The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

Capitalization and Liabilities	March 31, 2019	December 31, 2018
(in thousands, except shares and per share data)
Capitalization
Stockholders’ equity
Preferred stock, par value $0.01 per share (authorized 2,000,000 shares), no shares issued and outstanding	$—	$—
Common stock, par value $0.4867 per share (authorized 50,000,000 shares)	7,980	7,971
Additional paid-in capital	255,307	255,651
Retained earnings	284,111	261,530
Accumulated other comprehensive loss	(3,739)	(6,713)
Deferred compensation obligation	4,376	3,854
Treasury stock	(4,376)	(3,854)
Total stockholders’ equity	543,659	518,439
Long-term debt, net of current maturities	285,998	316,020
Total capitalization	829,657	834,459
Current Liabilities
Current portion of long-term debt	71,509	11,935
Short-term borrowing	276,393	294,458
Accounts payable	75,277	129,804
Customer deposits and refunds	29,710	34,155
Accrued interest	4,505	2,317
Dividends payable	6,067	6,060
Accrued compensation	8,506	13,923
Regulatory liabilities	15,085	7,883
Derivative liabilities, at fair value	6,798	14,871
Other accrued liabilities	14,719	12,828
Total current liabilities	508,569	528,234
Deferred Credits and Other Liabilities
Deferred income taxes	160,912	156,820
Regulatory liabilities	132,686	135,039
Environmental liabilities	7,370	7,638
Other pension and benefit costs	29,822	28,513
Operating lease - liabilities (refer to Note 15)	10,873	—
Deferred investment tax credits and other liabilities	2,908	2,968
Total deferred credits and other liabilities	344,571	330,978
Environmental and other commitments and contingencies (Notes 5 and 6)
Total Capitalization and Liabilities	$1,682,797	$1,693,671
The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2019	2018
(in thousands)
Operating Activities
Net income	$28,664	$26,855
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,074	9,704
Depreciation and accretion included in other costs	2,135	2,276
Deferred income taxes	3,430	6,469
Realized (gain) loss on commodity contracts/sale of assets/investments	(363)	3,416
Unrealized (gain) loss on investments/commodity contracts	(721)	44
Employee benefits and compensation	382	228
Share-based compensation	487	1,520
Other, net	—	(12)
Changes in assets and liabilities:
Accounts receivable and accrued revenue	18,147	9,649
Propane inventory, storage gas and other inventory	7,207	12,448
Regulatory assets/liabilities, net	3,121	11,511
Prepaid expenses and other current assets	11,873	8,095
Accounts payable and other accrued liabilities	(44,783)	(26,932)
Income taxes receivable	6,241	8,741
Customer deposits and refunds	(4,445)	44
Accrued compensation	(5,548)	(7,731)
Other assets and liabilities, net	3,585	347
Net cash provided by operating activities	40,486	66,672
Investing Activities
Property, plant and equipment expenditures	(43,216)	(63,116)
Proceeds from sales of assets	115	193
Environmental expenditures	(268)	(48)
Net cash used in investing activities	(43,369)	(62,971)
Financing Activities
Common stock dividends	(5,877)	(5,147)
Issuance of stock under the Dividend Reinvestment Plan	(183)	(164)
Tax withholding payments related to net settled stock compensation	(692)	(719)
Change in cash overdrafts due to outstanding checks	84	2,352
Net repayment under line of credit agreements	(18,149)	(24,213)
Proceeds from long-term debt	30,000	25,000
Repayment of long-term debt, long-term borrowing under the Revolver and capital lease obligation	(414)	(428)
Net cash provided (used) by financing activities	4,769	(3,319)
Net Increase in Cash and Cash Equivalents	1,886	382
Cash and Cash Equivalents—Beginning of Period	6,089	5,614
Cash and Cash Equivalents—End of Period	$7,975	$5,996
The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock (1)
(in thousands, except shares and per share data)	Number of Shares(2)	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation	Treasury Stock	Total
Balance at December 31, 2017	16,344,442	$7,955	$253,470	$229,141	$(4,272)	$3,395	$(3,395)	$486,294
Net income	—	—	—	26,855	—	—	—	26,855
Cumulative effect of the adoption of ASU 2014-09	—	—	—	(1,498)	—	—	—	(1,498)
Reclassification upon the adoption of ASU 2018-02	—	—	—	907	(907)	—	—	—
Other comprehensive loss	—	—	—	—	(1,694)	—	—	(1,694)
Dividend declared ($.3250 per share)	—	—	—	(5,381)	—	—	—	(5,381)
Dividend reinvestment plan	—	—	(1)	—	—	—	—	(1)
Share-based compensation and tax benefit (3)(4)	19,350	9	657	—	—	—	—	666
Treasury stock activities	—	—	—	—	—	178	(178)	—
Balance at March 31, 2018	16,363,792	$7,964	$254,126	$250,024	$(6,873)	$3,573	$(3,573)	$505,241

Balance at December 31, 2018	16,378,545	$7,971	$255,651	$261,530	$(6,713)	$3,854	$(3,854)	$518,439
Net income	—	—	—	28,664	—	—	—	28,664
Prior period reclassification	—	—	—	115	(115)	—	—	—
Other comprehensive income	—	—	—	—	3,089	—	—	3,089
Dividend declared ($0.3700 per share)	—	—	—	(6,198)	—	—	—	(6,198)
Dividend reinvestment plan	—	—	(1)	—	—	—	—	(1)
Share-based compensation and tax benefit (3) (4)	18,472	9	(343)	—	—	—	—	(334)
Treasury stock activities	—	—	—	—	—	522	(522)	—
Balance at March 31, 2019	16,397,017	$7,980	$255,307	$284,111	$(3,739)	$4,376	$(4,376)	$543,659

(1)
2,000,000 shares of preferred stock at $0.01 par value have been authorized. None has been issued or is outstanding; accordingly, no information has been included in the statements of stockholders’ equity.

(2)
Includes 101,997 shares at March 31, 2019, 97,053 shares at December 31, 2018, 93,422 shares at March 31, 2018 and 90,961 shares at December 31, 2017, respectively, held in a Rabbi Trust related to our Non-Qualified Deferred Compensation Plan.

(3)	Includes amounts for shares issued for directors’ compensation.

(4)	The shares issued under the SICP are net of shares withheld for employee taxes. For the three months ended March 31, 2019 and 2018, we withheld 7,635 and 10,436 shares, respectively, for taxes.

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
The accompanying unaudited condensed consolidated financial statements have been prepared in compliance with the rules and regulations of the SEC and GAAP. In accordance with these rules and regulations, certain information and disclosures normally required for audited financial statements have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in our latest Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, these financial statements reflect normal recurring adjustments that are necessary for a fair presentation of our results of operations, financial position and cash flows for the interim periods presented.
Due to the seasonality of our business, results for interim periods are not necessarily indicative of results for the entire fiscal year. Revenue and earnings are typically greater during the first and fourth quarters, when consumption of energy is highest due to colder temperatures.

Marlin Gas Transport and Ohl Fuel Oil Acquisitions
In December 2018, Marlin Gas Services acquired certain operating assets of Marlin Gas Transport. The acquisition will enable us to offer solutions to supply interruption scenarios and tailor other alternatives where pipeline supplies are unavailable or inadequate to meet customer requirements.
In December 2018, Sharp acquired certain propane operating assets and customers of R. F. Ohl Fuel Oil, Inc. ("Ohl"), which provided propane distribution service to approximately 2,500 residential and commercial customers in Pennsylvania.
We accounted for the purchases of the operating assets of Marlin Gas Transport and Ohl, which totaled approximately $18.4 million, as business combinations within our Unregulated Energy segment. Goodwill of $4.8 million, related to the Marlin Gas Transport acquisition, and $1.5 million, associated with the Ohl acquisition, were initially recorded at the close of these transactions. The amounts recorded in conjunction with these acquisitions are preliminary and subject to adjustment based on additional valuations performed during the measurement period. Due to the timing of these acquisitions, the revenue and net income from these acquisitions in 2018 were immaterial. For the quarter ended March 31, 2019, these acquisitions generated the following operating revenue and income:

	Three Months Ended March 31, 2019
	Operating Revenue	Operating Income
(in thousands)
Marlin Gas Services	$2,434	$1,375
Ohl	$822	$273

FASB Statements and Other Authoritative Pronouncements
Recently Adopted Accounting Standards
Leases (ASC 842) - In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. The standard establishes a right of use model that requires a lessee to recognize a right of use asset and lease liability for all leases with a term greater than 12 months. The update also expands the required quantitative and qualitative disclosures surrounding leases. ASC 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; ASU No. 2018-11, Targeted Improvements; and ASU No. 2019-01, Codification Improvements. We adopted ASU 2016-02 and the related amendments on January 1, 2019, and used the optional transition method for all existing leases. The optional transition method enables us to adopt the new standard as of the beginning of the period of adoption and does not require restatement of prior period financial information. As a result, prior period financial information has not been recast and continues to be reported under the accounting guidance that was effective during those periods.

At adoption, we elected the following practical expedients: (1) the ‘package of practical expedients,’ pursuant to which we did not need to reassess our prior conclusions about lease identification, lease classification and initial direct costs, (2) the ‘use-of-hindsight’ practical expedient, which allowed us to use hindsight in assessing impairment of our existing land easements, (3) creation of an accounting policy for short-term leases resulting in lease payments being recorded as an expense on a straight-line basis over the lease term, and (4) to not separate lease and non-lease components for all leases.

See Note 15, Leases, for additional information with respect to the impact of the adoption of the lease accounting guidance and the disclosures required by ASU 2016-02 and the related amendments.

Compensation - Stock Compensation (ASC 718) - In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. We adopted ASU 2018-07 on January 1, 2019. Implementation of this new standard did not have a material impact on our financial position or results of operations.
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

2.	Calculation of Earnings Per Share

	Three Months Ended
	March 31,
	2019	2018
(in thousands, except shares and per share data)
Calculation of Basic Earnings Per Share:

Net Income	$28,664	$26,855
Weighted average shares outstanding	16,384,927	16,351,338
Basic Earnings Per Share	$1.75	$1.64

Calculation of Diluted Earnings Per Share:
Reconciliation of Numerator:
Net Income	$28,664	$26,855
Reconciliation of Denominator:
Weighted shares outstanding—Basic	16,384,927	16,351,338
Effect of dilutive securities—Share-based compensation	47,925	51,647
Adjusted denominator—Diluted	16,432,852	16,402,985
Diluted Earnings Per Share	$1.74	$1.64

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
The following table displays our revenue by major source based on product and service type for the three months ended March 31, 2019 and 2018:

	Three months ended March 31, 2019				Three Months Ended March 31, 2018
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Energy distribution
Delaware natural gas division	$27,549	$—	$—	$27,549	$32,072	$—	$—	$32,072
Florida natural gas division	7,900	—	—	7,900	5,864	—	—	5,864
FPU electric distribution	14,378	—	—	14,378	18,741	—	—	18,741
FPU natural gas distribution	23,786	—	—	23,786	23,213	—	—	23,213
Maryland natural gas division	10,047	—	—	10,047	10,672	—	—	10,672
Sandpiper natural gas/propane operations	7,082	—	—	7,082	8,964	—	—	8,964
Total energy distribution	90,742	—	—	90,742	99,526	—	—	99,526

Energy transmission
Aspire Energy	—	13,470	—	13,470	—	12,077	—	12,077
Eastern Shore	19,056	—	—	19,056	15,597	—	—	15,597
Peninsula Pipeline	3,565	—	—	3,565	2,098	—	—	2,098
Total energy transmission	22,621	13,470	—	36,091	17,695	12,077	—	29,772

Energy generation
Eight Flags	—	4,142	—	4,142	—	4,378	—	4,378

Propane operations
Propane delivery operations	—	46,125	—	46,125	—	52,104	—	52,104

Energy services
Marlin Gas Services	—	2,434	—	2,434	—	—	—	—
PESCO - Natural Gas Marketing	—	77,022	—	77,022		81,559	—	81,559
Total energy services	—	79,456	—	79,456	—	81,559	—	81,559

Other and eliminations
Eliminations	(9,745)	(5,496)	(14,236)	(29,477)	(7,828)	(5,245)	(15,598)	(28,671)
Other	—	405	132	537	—	494	194	688
Total other and eliminations	(9,745)	(5,091)	(14,104)	(28,940)	(7,828)	(4,751)	(15,404)	(27,983)

Total operating revenues (1)	$103,618	$138,102	$(14,104)	$227,616	$109,393	$145,367	$(15,404)	$239,356
(1) Total operating revenues for the three months ended March 31, 2019, include other revenue (revenues from sources other than contracts with customers) of $121,000 and $84,000 for our Regulated and Unregulated Energy segments, respectively and $(589,000) and $73,000 for our Regulated and Unregulated Energy segments, respectively, for the three months ended March 31, 2018. The sources of other revenues include revenue from alternative revenue programs related to revenue normalization for the Maryland division and Sandpiper and late fees.
Contract balances

The timing of revenue recognition, customer billings and cash collections results in trade receivables, unbilled receivables (contract assets), and customer advances (contract liabilities) in our condensed consolidated balance sheets. The balances of our trade receivables, contract assets, and contract liabilities as of December 31, 2018 and March 31, 2019 were as follows:

	Trade Receivables	Contract Assets (Non-current)	Contract Liabilities (Current)
(in thousands)
Balance at 12/31/2018	$83,214	$2,614	$480
Balance at 3/31/2019	72,162	3,004	305
Increase (decrease)	$(11,052)	$390	$(175)
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

At times, we receive advances or deposits from our customers before we satisfy our performance obligation, resulting in contract liabilities. At March 31, 2019 and December 31, 2018, we had a contract liability of $305,000 and $480,000, respectively, which was included in other accrued liabilities in the condensed consolidated balance sheet, and which relates to non-refundable prepaid fixed fees for our Delmarva Peninsula propane delivery operation's retail offerings. Our performance obligation is satisfied over the term of the respective retail offering plan on a ratable basis. For the three months ended March 31, 2019 and 2018, we recognized revenue of $287,000 and $251,000, respectively.

Remaining performance obligations
Our businesses have long-term fixed fee contracts with customers in which revenues are recognized as performance obligations are satisfied over the contract term. Revenue for these businesses for the remaining performance obligations at March 31, 2019 are expected to be recognized as follows:

(in thousands)	2019	2020	2021	2022	2023	2024	2025 and thereafter
Eastern Shore and Peninsula Pipeline	$28,754	$36,791	$33,510	$26,566	$21,146	$18,969	$193,651
Natural gas distribution operations	2,999	3,587	3,358	3,320	2,924	2,910	27,916
PESCO - Natural Gas Marketing	4,435	4,585	1,706	22	—	—	—
FPU electric distribution	223	297	297	109	—	—	—
Total revenue contracts with remaining performance obligations	$36,411	$45,260	$38,871	$30,017	$24,070	$21,879	$221,567

4.	Rates and Other Regulatory Activities

Our natural gas and electric distribution operations in Delaware, Maryland and Florida are subject to regulation by their respective PSC; Eastern Shore, our natural gas transmission subsidiary, is subject to regulation by the FERC; and Peninsula Pipeline, our intrastate pipeline subsidiary, is subject to regulation by the Florida PSC.
Delaware
Effect of the TCJA on Customers: On January 31, 2019, the Delaware PSC approved the as-filed Delaware Division Delivery Service Rates reflecting the impact of the TCJA.  The new rates went into effect March 1, 2019, and we will have to complete refunds retroactive to February 2018, by June 30, 2019.  The order also provided for a line item billing credit that went into effect on April 1, 2019, for the return of the excess accumulated deferred income taxes ("ADIT").  Additional information on the TCJA impact is included in the table at the end of this Note 4, Rates and Other Regulatory Activities.

Weather Normalization Adjustment: In January 2019, we filed with the Delaware PSC an application requesting approval to implement a weather normalization adjustment. The proposed weather normalization adjustment will provide either a billing credit (during colder than normal weather) or surcharge (during warmer than normal weather) designed to produce natural gas bills for customers that reflect normal temperatures. The weather normalization adjustment will ensure we do not over or under-collect Delaware PSC authorized levels of distribution revenues due to weather variability. The Delaware PSC issued an order on March 19, 2019 to open a docket and formally review the case.
Florida
Electric Limited Proceeding-Storm Recovery: In February 2018, FPU filed a petition with the Florida PSC, requesting recovery of incremental storm restoration costs related to several hurricanes and tropical storms, along with the replenishment of the storm reserve to its pre-storm level of $1.5 million. As a result of these hurricanes and tropical storms, FPU’s storm reserve was depleted and, at the time of this filing, had a deficit of $779,000. This matter went to hearing in December 2018 and was subsequently approved at the March 5, 2019 Agenda with the Final Order issued on March 25, 2019. FPU received approval to begin a surcharge of $1.54 per 1,000 kilowatt hour on customer bills for two years beginning in April 2019, to recover storm-related costs and replenish the storm reserve.
Hurricane Michael: In October 2018, Hurricane Michael passed through FPU's electric distribution operation's service territory in Northwest Florida. The hurricane caused widespread and severe damage to FPU's infrastructure resulting in 100 percent of its customers losing electrical service. FPU, after exerting extraordinary hurricane restoration efforts, restored service to those customers who were able to accept it. FPU expended more than $65.0 million to restore service, which has been recorded as new plant and equipment or charged against FPU’s storm reserve. In conjunction with the hurricane-related expenditures, we executed two 13-month unsecured term loans as temporary financing, each in the amount of $30 million. The interest cost associated with these loans is LIBOR plus 75 points. One of the term loans was executed in December 2018; the other was executed in January 2019. While there is a short-term negative impact, the storm is not expected to have a significant impact going forward, assuming reasonable regulatory treatment. We have begun preparing the necessary regulatory filings to seek recovery of the costs incurred, including the financing costs for the temporary debt issued to fund the new plant and equipment.
Effect of the TCJA on Customers: In February 2018, the Florida PSC opened dockets to consider the impacts associated with the TCJA. In May 2018, FPU’s natural gas divisions filed petitions and supporting testimony regarding the disposition of the related impacts of the TCJA. Hearings on this matter took place in November 2018, and the staff's recommendation was approved by the Florida PSC at the February 5, 2019 Agenda. Final orders were issued on February 25, 2019. Staff’s recommendations are summarized in the table at the end of this Note 4, Rates and Other Regulatory Activities.
Imbalance Petition: In February 2019, FPU filed a petition, with the Florida PSC, to modify the pool manager cash out tiers and respective cash out rates. With this petition, FPU further facilitates consistency across the Florida business units and eliminates the unintentional arbitrage opportunity created by the tariff. The petition does not have a financial impact for FPU, and it will benefit customers by lowering costs. This petition was approved by the Florida PSC at the April 2, 2019 Agenda.
Maryland Division and Sandpiper
There were no material regulatory matters during the quarter.
Eastern Shore
Del-Mar Energy Pathway Project: In September 2018, Eastern Shore filed a Certificate Application with the FERC, requesting authorization to construct and operate the Del-Mar Energy Pathway project, which will provide an additional 14,300 Dts/d of firm service to four customers. Facilities to be constructed include six miles of pipeline looping in Delaware; 13 miles of new mainline extension in Sussex County, Delaware and Somerset County, Maryland; and new pressure control and delivery stations in these counties. The benefits of this project include: (i) additional natural gas transmission pipeline infrastructure in eastern Sussex County, Delaware, and (ii) extension of Eastern Shore’s pipeline system, for the first time, into Somerset County, Maryland. During the fourth quarter of 2018, the FERC held a full project area scoping meeting in Sussex County, Delaware and issued a Notice of Schedule for Environmental Review. The Environmental Assessment for the Del-Mar Energy Pathway project was issued on April 1, 2019. As of the date of this filing, final FERC authorization was still pending.

Summary TCJA Table

The following table summarizes the TCJA impact on our regulated businesses:

	Regulatory Liabilities related to ADIT
Operation and Regulatory Jurisdiction	Amount (in thousands)	Status	Status of Customer Rate impact related to lower federal corporate income tax rate
Eastern Shore (FERC)	$34,190	Will be addressed in Eastern Shore's next rate case filing	Implemented one-time bill credit (totaling $900,000) in April 2018 - Customer rates adjusted in April, 2018
Delaware Division (Delaware PSC)	$13,082	PSC approved amortization of ADIT in January 2019	Customer rates adjusted March 1, 2019. One-time bill credit to be implemented during the second quarter of 2019
Maryland Division (Maryland PSC)	$4,171	PSC approved amortization of ADIT in May 2018	Implemented one-time bill credit (totaling $365,000) in July 2018 - Customer rates adjusted effective May 1, 2018
Sandpiper Energy (Maryland PSC)	$3,803	PSC approved amortization of ADIT in May 2018	Implemented one-time bill credit (totaling $608,000) in July 2018 - Customer rates adjusted effective May 1, 2018
Chesapeake Florida Gas Division/Central Florida Gas (Florida PSC)	$8,346	PSC issued order authorizing amortization and retention of net ADIT liability by the Company on February 25, 2019
PSC Staff recommendation issued on January 24, 2019; final order was issued on February 25, 2019; No one-time bill credit or adjustment in rates will be applied; the tax savings arising from the TCJA rate reduction will be retained by the Company

FPU Natural Gas (includes FPU, Fort Meade, and Indiantown) (Florida PSC)	$19,478	Same treatment on a net basis as Chesapeake Florida Gas Division (above)	Same treatment on a net basis as Chesapeake Florida Gas Division (above)
FPU Electric (Florida PSC)	$5,950	In January 2019, PSC issued order approving amortization of ADIT through purchased power cost recovery, storm reserve and rates	TCJA benefit will flow back to its customers through a combination of reductions to the fuel cost recovery rate, base rates, as well as application to the storm reserve over the next several years

5. Environmental Commitments and Contingencies
We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remediate, at current and former operating sites, the effect on the environment of the disposal or release of specified substances.
MGP Sites
We have participated in the investigation, assessment or remediation of, and have exposures at, seven former MGP sites. We have received approval for recovery of clean-up costs in rates for sites located in Salisbury, Maryland; Seaford, Delaware; and Winter Haven, Key West, Pensacola, Sanford and West Palm Beach, Florida. We are also in discussions with the Maryland Department of Environment ("MDE") regarding another former MGP site located in Cambridge, Maryland.
As of March 31, 2019 and December 31, 2018, we had approximately $8.9 million and $9.1 million, respectively, in environmental liabilities related to FPU’s MGP sites in Key West, Pensacola, Sanford and West Palm Beach. FPU has approval to recover, from insurance and through customer rates, up to $14.0 million of its environmental costs related to its MGP sites. As of March 31, 2019 and December 31, 2018, we had recovered approximately $11.6 million and $11.5 million, respectively, leaving approximately $2.4 million and $2.5 million, respectively, in regulatory assets for future recovery of environmental costs from FPU’s customers.
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
The following is a summary of our remediation status and estimated costs to implement clean-up of our key MGP sites:

MGP Site (Jurisdiction)	Status	Estimated Cost to Clean up (Expect to Recover through Rates with Customers)
West Palm Beach (Florida)
Remedial actions approved by the Florida Department of Environmental Protection have been implemented on the east parcel of the site. We expect to implement similar remedial actions on other remaining portions, including the anticipated demolition of buildings on the site's west parcel in 2019.

Between $4.5 million to $15.4 million, including costs associated with the relocation of FPU’s operations at this site, which is necessary to implement the remedial plan, and any potential costs associated with future redevelopment of the properties.

Sanford (Florida)
In March 2018, the United States Environmental Protection Agency ("EPA") approved a "site-wide ready for anticipated use" status, which is the final step before delisting a site. Construction has been completed and restrictive covenants are in place to ensure protection of human health. The only remaining activity is long-term groundwater monitoring.

FPU's remaining remediation expenses, including attorneys' fees and costs, are anticipated to be less than $10,000. It is unlikely that FPU will incur any significant future costs associated with the site.

Winter Haven (Florida)	Remediation is ongoing.	Not expected to exceed $425,000, which includes costs of implementing institutional controls at the site.
Seaford (Delaware)
Conducted investigations of on-site and off-site impacts in the vicinity of the site, from 2014 through 2018, and submitted the findings to Delaware Department of Natural Resources and Environmental Control ("DNREC") in a March 2019 report. An interim action involving air-sparging/vapor extraction to mitigate on-site impact will be implemented, after the Work Plan has been submitted and approved by DNREC.
Between $273,000 and $465,000.
Cambridge (Maryland)	Currently in discussions with the MDE.	Unable to estimate.

6.	Other Commitments and Contingencies
Natural Gas, Electric and Propane Supply
Our Delmarva Peninsula natural gas distribution operations have asset management agreements with PESCO to manage their natural gas transportation and storage capacity. The agreements were effective as of April 1, 2017, and each has a three-year term, expiring on March 31, 2020.
In May 2013, Sandpiper entered into a capacity, supply and operating agreement with Eastern Gas & Water Investment Company, LLC ("EGWIC") to purchase propane through May 2019. Sandpiper has the option to enter into either a fixed per-gallon price for some or all of the propane purchases or a market-based price utilizing one of two local propane pricing indices. Sandpiper's remaining commitment at March 31, 2019 was approximately 288,000 gallons. Sandpiper has entered into an agreement with EGWIC to purchase any remaining assets at the end of the lease term and will transfer them to Sharp.
Also in May 2013, Sharp entered into a separate supply and operating agreement with EGWIC. Under this agreement, Sharp has a commitment to supply propane to EGWIC through May 2019. Sharp's remaining commitment as of March 31, 2019 was approximately 288,000 gallons. The agreement between Sharp and EGWIC is separate from the agreement between Sandpiper and EGWIC.
Chesapeake Utilities' Florida Division has firm transportation service contracts with Florida Gas Transmission Company ("FGT") and Gulfstream. Pursuant to a capacity release program approved by the Florida PSC, all of the capacity under these agreements has been released to various third parties, including PESCO. Under the terms of these capacity release agreements, Chesapeake Utilities is contingently liable to FGT and Gulfstream should any party, that acquired the capacity through release, fail to pay the capacity charge.

FPU’s electric supply contracts require FPU to maintain an acceptable standard of creditworthiness based on specific financial ratios. FPU’s agreement with Florida Power & Light Company requires FPU to meet or exceed a debt service coverage ratio of 1.25 times based on the results of the prior 12 months. If FPU fails to meet this ratio, it must provide an irrevocable letter of credit or pay all amounts outstanding under the agreement within five business days. FPU’s electric supply agreement with Gulf Power requires FPU to meet the following ratios based on the average of the prior six quarters: (a) funds from operations interest coverage ratio (minimum of two times), and (b) total debt to total capital (maximum of 65 percent). If FPU fails to meet the requirements, it has to provide the supplier a written explanation of actions taken, or proposed to be taken, to become compliant. Failure to comply with the ratios specified in the Gulf Power agreement could also result in FPU having to provide an irrevocable letter of credit. As of March 31, 2019, FPU was in compliance with all of the requirements of its fuel supply contracts.
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

Corporate Guarantees
We have issued corporate guarantees to certain vendors of our subsidiaries, primarily PESCO. These corporate guarantees provide for the payment of natural gas purchases in the event that PESCO defaults. PESCO has never defaulted on its obligations to pay its suppliers. The liabilities for these purchases are recorded when incurred. The aggregate amount guaranteed at March 31, 2019 was approximately $77.3 million, with the guarantees expiring on various dates through December 2020.
Chesapeake Utilities also guarantees the payment of FPU’s first mortgage bonds. The maximum exposure under this guarantee is the outstanding principal plus accrued interest balances. The outstanding principal balances of FPU’s first mortgage bonds approximate their carrying values (see Note 14, Long-Term Debt, for further details).
As of March 31, 2019, we have issued letters of credit totaling approximately $7.0 million related to the electric transmission services for FPU's electric division, the firm transportation service agreement between TETLP and our Delaware and Maryland divisions, the payment of natural gas purchases for PESCO, and to our current and previous primary insurance carriers. These letters of credit have various expiration dates through March 2020. There have been no draws on these letters of credit as of March 31, 2019. We do not anticipate that the counterparties will draw upon these letters of credit, and we expect that they will be renewed to the extent necessary in the future.

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

•
Unregulated Energy. Includes energy transmission, energy generation (the operations of our Eight Flags' CHP plant), propane operations, the new mobile compressed natural gas utility and pipeline solutions subsidiary, and other energy services (natural gas marketing and related services). These operations are unregulated as to their rates and services. Also included in this segment are other unregulated energy services, such as energy-related merchandise sales and heating, ventilation and air conditioning, plumbing and electrical services.

The remainder of our operations is presented as “Other businesses and eliminations,” which consists of unregulated subsidiaries that own real estate leased to Chesapeake Utilities, as well as certain corporate costs not allocated to other operations.

The following table presents financial information about our reportable segments:

	Three Months Ended
	March 31,
	2019	2018
(in thousands)
Operating Revenues, Unaffiliated Customers
Regulated Energy	$100,739	$105,954
Unregulated Energy	126,877	133,402
Total operating revenues, unaffiliated customers	$227,616	$239,356
Intersegment Revenues (1)
Regulated Energy	$2,879	$3,439
Unregulated Energy	11,225	11,965
Other businesses	132	194
Total intersegment revenues	$14,236	$15,598
Operating Income
Regulated Energy	$29,741	$26,711
Unregulated Energy	15,127	13,684
Other businesses and eliminations	(875)	11
Operating income	43,993	40,406
Other income (expense), net	(45)	68
Interest charges	5,710	3,664
Income before Income Taxes	38,238	36,810
Income taxes	9,574	9,955
Net Income	$28,664	$26,855

(1) All significant intersegment revenues are billed at market rates and have been eliminated from consolidated operating revenues.

(in thousands)	March 31, 2019	December 31, 2018
Identifiable Assets
Regulated Energy segment	$1,343,061	$1,345,805
Unregulated Energy segment	296,836	306,045
Other businesses and eliminations	42,900	41,821
Total identifiable assets	$1,682,797	$1,693,671

Our operations are entirely domestic.

8.	Stockholder's Equity
Accumulated Other Comprehensive Loss
Defined benefit pension and postretirement plan items, unrealized gains (losses) of our propane swap agreements, call options natural gas swaps and futures contracts, designated as commodity contracts cash flow hedges, are the components of our accumulated other comprehensive loss. The following tables present the changes in the balance of accumulated other comprehensive (loss)/income as of March 31, 2019 and 2018. All amounts except the stranded tax reclassification are presented net of tax.

	Defined Benefit	Commodity
	Pension and	Contracts
	Postretirement	Cash Flow
	Plan Items	Hedges	Total
(in thousands)
As of December 31, 2018	$(5,928)	$(785)	$(6,713)
Other comprehensive income before reclassifications	—	3,021	3,021
Amounts reclassified from accumulated other comprehensive income/(loss)	107	(39)	68
Net current-period other comprehensive income	107	2,982	3,089
Prior-year reclassification	—	(115)	(115)
As of March 31, 2019	$(5,821)	$2,082	$(3,739)

(in thousands)
As of December 31, 2017	$(4,743)	$471	$(4,272)
Other comprehensive loss before reclassifications	—	(2,232)	(2,232)
Amounts reclassified from accumulated other comprehensive income/(loss)	94	444	538
Net prior-period other comprehensive income/(loss)	94	(1,788)	(1,694)
Stranded tax reclassification to retained earnings	(1,022)	115	(907)
As of March 31, 2018	$(5,671)	$(1,202)	$(6,873)
The following table presents amounts reclassified out of accumulated other comprehensive loss for the three months ended March 31, 2019 and 2018. Deferred gains or losses for our commodity contracts cash flow hedges are recognized in earnings upon settlement.

	Three Months Ended
	March 31,
	2019	2018
(in thousands)
Amortization of defined benefit pension and postretirement plan items:
Prior service credit (1)	$19	$19
Net loss(1)	(163)	(149)
Total before income taxes	(144)	(130)
Income tax benefit	37	36
Net of tax	$(107)	$(94)
Gains and losses on commodity contracts cash flow hedges:
Propane swap agreements (2)	$606	$(464)
Natural gas swaps (2)	11	(450)
Natural gas futures (2)	(573)	298
Total before income taxes	44	(616)
Income tax benefit (expense)	(5)	172
Net of tax	39	(444)
Total reclassifications for the period	$(68)	$(538)
(1) These amounts are included in the computation of net periodic costs (benefits). See Note 9, Employee Benefit Plans, for additional details.
(2) These amounts are included in the effects of gains and losses from derivative instruments. See Note 12, Derivative Instruments, for additional details.
Amortization of defined benefit pension and postretirement plan items is included in operations expense, and gains and losses on propane swap agreements, call options and natural gas futures contracts are included in cost of sales in the accompanying condensed consolidated statements of income. The income tax benefit is included in income tax expense in the accompanying condensed consolidated statements of income.

9.	Employee Benefit Plans
Net periodic benefit costs for our pension and post-retirement benefits plans for the three months ended March 31, 2019 and 2018 are set forth in the following tables:

	Chesapeake Pension Plan		FPU Pension Plan		Chesapeake SERP		Chesapeake Postretirement Plan		FPU Medical Plan
For the Three Months Ended March 31,	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
(in thousands)
Interest cost	$105	$97	$615	$592	$21	$21	$10	$10	$12	$12
Expected return on plan assets	(127)	(138)	(693)	(774)	—	—	—	—	—	—
Amortization of prior service credit	—	—	—	—	—	—	(19)	(19)	—	—
Amortization of net loss	101	88	129	109	26	25	12	15	—	—
Net periodic cost (benefit)	79	47	51	(73)	47	46	3	6	12	12
Amortization of pre-merger regulatory asset	—	—	190	191	—	—	—	—	2	2
Total periodic cost	$79	$47	$241	$118	$47	$46	$3	$6	$14	$14

We expect to record pension and postretirement benefit costs of approximately $1.3 million for 2019. Included in these costs is approximately $543,000 related to continued amortization of the FPU pension regulatory asset, which represents the portion attributable to FPU’s regulated energy operations for the changes in funded status that occurred, but were not recognized, as part of net periodic benefit costs prior to the FPU merger in 2009. This was deferred as a regulatory asset by FPU prior to the merger, to be recovered through rates pursuant to a previous order by the Florida PSC. The unamortized balance of this regulatory asset was approximately $351,000 and approximately $543,000 at March 31, 2019 and December 31, 2018, respectively. The other than service cost components of the net periodic costs have been recorded or reclassified to other income (expense), net in the condensed consolidated statements of income.

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
The following tables present the amounts included in the regulatory asset and accumulated other comprehensive loss that were recognized as components of net periodic benefit cost during the three months ended March 31, 2019 and 2018:

For the Three Months Ended March 31, 2019	Chesapeake Pension Plan	FPU Pension Plan	Chesapeake SERP	Chesapeake Postretirement Plan	FPU Medical Plan	Total
(in thousands)
Prior service credit	$—	$—	$—	$(19)	$—	$(19)
Net loss	101	129	26	12	—	268
Total recognized in net periodic benefit cost	101	129	26	(7)	—	249
Recognized from accumulated other comprehensive loss (1)	101	24	26	(7)	—	144
Recognized from regulatory asset	—	105	—	—	—	105
Total	$101	$129	$26	$(7)	$—	$249

For the Three Months Ended March 31, 2018	Chesapeake Pension Plan	FPU Pension Plan	Chesapeake SERP	Chesapeake Postretirement Plan	FPU Medical Plan	Total
(in thousands)
Prior service credit	$—	$—	$—	$(19)	$—	$(19)
Net loss	88	109	25	15	—	237
Total recognized in net periodic benefit cost	88	109	25	(4)	—	218
Recognized from accumulated other comprehensive loss (1)	88	21	25	(4)	—	130
Recognized from regulatory asset	—	88	—	—	—	88
Total	$88	$109	$25	$(4)	$—	$218

(1) See Note 8, Stockholder's Equity.
During the three months ended March 31, 2019, we contributed approximately $33,000 to the Chesapeake Pension Plan and approximately $233,000 to the FPU Pension Plan. We expect to contribute a total of approximately $163,000 and approximately $1.2 million to the Chesapeake Pension Plan and FPU Pension Plan, respectively, during 2019, which represents the minimum annual contribution payments required.
The Chesapeake SERP, the Chesapeake Postretirement Plan and the FPU Medical Plan are unfunded and are expected to be paid out of our general funds. Cash benefits paid under the Chesapeake SERP for the three months ended March 31, 2019, were approximately $38,000. We expect to pay total cash benefits of approximately $383,000 under the Chesapeake SERP in 2019. Cash benefits paid under the Chesapeake Postretirement Plan, primarily for medical claims for the three months ended March 31, 2019, were approximately $1,000. We estimate that approximately $96,000 will be paid for such benefits under the Chesapeake Postretirement Plan in 2019. Cash benefits paid under the FPU Medical Plan, primarily for medical claims for the three months ended March 31, 2019, were approximately $6,000. We estimate that approximately $94,000 will be paid for such benefits under the FPU Medical Plan in 2019.

10.	Investments
The investment balances at March 31, 2019 and December 31, 2018, consisted of the following:

(in thousands)	March 31, 2019	December 31, 2018
Rabbi trust (associated with the Non-Qualified Deferred Compensation Plan)	$7,484	$6,689
Investments in equity securities	25	22
Total	$7,509	$6,711
We classify these investments as trading securities and report them at their fair value. For the three months ended March 31, 2019 and 2018, we recorded a net unrealized gain of approximately $727,000 and a net unrealized loss of approximately $44,000, respectively, in other expense, net in the condensed consolidated statements of income related to these investments. For the investment in the Rabbi Trust, we also have recorded an associated liability, which is included in other pension and benefit costs in the condensed consolidated balance sheets and is adjusted each period for the gains and losses incurred by the investments in the Rabbi Trust.

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
The table below presents the amounts included in net income related to share-based compensation expense for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
(in thousands)
Awards to non-employee directors	$149	$135
Awards to key employees	338	1,385
Total compensation expense	487	1,520
Less: tax benefit	(127)	(416)
Share-based compensation amounts included in net income	$360	$1,104
Non-employee Directors
Shares granted to non-employee directors are issued in advance of the directors’ service periods and are fully vested as of the date of the grant. We record a prepaid expense equal to the fair value of the shares issued and amortize the expense equally over a service period of one year. In May 2018, each of our non-employee directors received an annual retainer of 792 shares of common stock under the SICP for service as a director through the 2019 Annual Meeting of Stockholders. Our former President and Chief Executive Officer, Michael P. McMasters, retired on December 31, 2018 and continued as a member of the Board of Directors beginning January 1, 2019. Mr. McMasters received a pro-rated grant of 276 shares of common stock under the SICP for service as a non-employee director from January 1, 2019 through the 2019 Annual Meeting of Stockholders. These shares were issued and vested in January 2019 at a weighted average fair value of $75.70.
At March 31, 2019, there was approximately $52,000 of unrecognized compensation expense related to shares granted to non-employee directors. This expense will be recognized over the remaining service period ending April 30, 2019. See Note 1, Summary of Accounting Policies, for additional information regarding ASU 2018-07 and its impact on the accounting for non-employee share-based payments.
Key Employees
The table below presents the summary of the stock activity for awards to key employees for the three months ended March 31, 2019:

	Number of Shares	Weighted Average Fair Value
Outstanding—December 31, 2018	131,741	$67.24
Granted	45,016	$91.19
Vested	(25,831)	$67.08
Expired	(15,086)	$69.28
Outstanding—March 31, 2019	135,840	$74.05
In February 2019, our Board of Directors granted awards of 45,016 shares of common stock to key employees under the SICP. The shares granted are multi-year awards that will vest at the end of the three-year service period ending December 31, 2021. All of these stock awards are earned based upon the successful achievement of long-term financial results, which comprise market-based and performance-based conditions or targets. The fair value of each performance-based condition or target is equal to the market price of our common stock on the grant date of each award. For the market-based conditions, we used the Black-Scholes pricing model to estimate the fair value of each market-based award granted.
In March 2019, upon the election of certain of our executive officers, we withheld shares with a value at least equivalent to each such executive officer’s minimum statutory obligation for applicable income and other employment taxes related to shares that we awarded in February 2019 for the performance period ended December 31, 2018, remitted the cash to the appropriate taxing authorities, and paid the balance of such awarded shares to each such executive officer. We withheld 7,635 shares, based on the value of the shares on their award date, determined by the average of the high and low prices of our common stock. Total combined payments for the employees’ tax obligations to the taxing authorities were approximately $692,000.

At March 31, 2019, the aggregate intrinsic value of the SICP awards granted to key employees was approximately $12.4 million. At March 31, 2019, there was approximately $4.3 million of unrecognized compensation cost related to these awards, which is expected to be recognized as expense from 2019 through 2021.
Stock Options
We did not have any stock options outstanding at March 31, 2019 or 2018, nor were any stock options issued during these periods.

12.	Derivative Instruments

We use derivative and non-derivative contracts to manage risks related to obtaining adequate supplies and the price fluctuations of natural gas, electricity and propane. Our natural gas, electric and propane distribution operations have entered into agreements with suppliers to purchase natural gas, electricity and propane for resale to our customers. Aspire Energy has entered into contracts with producers to secure natural gas to meet its obligations. Purchases under these contracts typically either do not meet the definition of derivatives or are considered “normal purchases and normal sales” and are accounted for on an accrual basis. Both our propane distribution and natural gas marketing operations may also enter into fair value hedges of their inventory or cash flow hedges of their future purchase commitments in order to mitigate the impact of wholesale price fluctuations. As of March 31, 2019, our natural gas and electric distribution operations did not have any outstanding derivative contracts.
Volume of Derivative Activity
As of March 31, 2019, the volume of our open commodity derivative contracts were as follows:

Business unit	Commodity	Quantity hedged (in millions)	Designation	Longest Expiration date of hedge
PESCO	Natural gas (Dts)	21.7	Cash flows hedges	December 2022
PESCO	Natural gas (Dts)	3.8	Not designated	March 2021
Sharp	Propane (gallons)	5.4	Cash flows hedges	June 2021
PESCO entered into natural gas futures contracts associated with the purchase and sale of natural gas to specific customers. We designated and accounted for them as cash flow hedges. The change in fair value of the natural gas futures contracts is recorded as unrealized gain (loss) in other comprehensive income (loss) and later recognized in the statement of income in the same period and in the same line item as the hedged transaction. We expect to reclassify approximately $2.1 million from accumulated other comprehensive loss to earnings during the next 12-month period ending March 31, 2020.
Sharp entered into futures and swap agreements to mitigate the risk of fluctuations in wholesale propane index prices associated with the propane volumes expected to be purchased during the heating season. Under the futures and swap agreements, Sharp will receive the difference between: (i) the index prices (Mont Belvieu prices in August 2018 through June 2021), and (ii) the per gallon propane swap prices, to the extent the index prices exceed the contracted prices. If the index prices are lower than the swap prices, Sharp will pay the difference. We designated and accounted for propane swaps as cash flows hedges. The change in the fair value of the swap agreements is recorded as unrealized gain (loss) in other comprehensive income (loss) and later recognized in the statement of income in the same period and in the same line item as the hedged transaction. We expect to reclassify approximately $503,000 from accumulated other comprehensive income (loss) to earnings during the next 12-month period ending March 31, 2020.
Balance Sheet Offsetting

PESCO has entered into master netting agreements with counterparties that enable it to net the counterparties' outstanding accounts receivable and payable, which are presented on a net basis in the condensed consolidated balance sheets. The following table summarizes the accounts receivable and payable on a gross and net basis at March 31, 2019 and December 31, 2018:

	At March 31, 2019
(in thousands)	Gross amounts	Amounts offset	Net amounts
Accounts receivable	$8,832	$3,264	$5,568
Accounts payable	$15,906	$3,264	$12,642

	At December 31, 2018
(in thousands)	Gross amounts	Amounts offset	Net amounts
Accounts receivable	$12,368	$3,834	$8,534
Accounts payable	$24,741	$3,834	$20,907
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

(in thousands)	Balance Sheet Location	At March 31, 2019	At December 31, 2018
PESCO	Other Current Assets	$(335)	$2,810

Financial Statements Presentation

The following tables present information about the fair value and related gains and losses of our derivative contracts. We did not have any derivative contracts with a credit-risk-related contingency.

The fair values of the derivative contracts recorded in the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018, are as follows:

	Asset Derivatives
		Fair Value As Of
(in thousands)	Balance Sheet Location	March 31, 2019	December 31, 2018
Derivatives not designated as hedging instruments
Natural gas futures contracts	Derivative assets, at fair value	$2,122	$4,024
Derivatives designated as fair value hedges
Propane put options	Derivative assets, at fair value	—	71
Derivatives designated as cash flow hedges
Natural gas futures contracts	Derivative assets, at fair value	7,055	9,059
Propane swap agreements	Derivative assets, at fair value	44	11
Total asset derivatives		$9,221	$13,165

	Liability Derivatives
		Fair Value As Of
(in thousands)	Balance Sheet Location	March 31, 2019	December 31, 2018
Derivatives not designated as hedging instruments
Natural gas futures contracts	Derivative liabilities, at fair value	$2,638	$4,562
Derivatives designated as cash flow hedges
Natural gas futures contracts	Derivative liabilities, at fair value	3,533	8,705
Propane swap agreements	Derivative liabilities, at fair value	627	1,604
Total liability derivatives		$6,798	$14,871
The effects of gains and losses from derivative instruments on the condensed consolidated financial statements are as follows:

		Amount of Gain (Loss) on Derivatives:
	Location of Gain	For the Three Months Ended March 31,
(in thousands)	(Loss) on Derivatives	2019	2018
Derivatives not designated as hedging instruments
Natural gas futures contracts	Cost of sales	$(22)	$(2,835)
Propane swap agreements	Cost of sales	—	(9)
Derivatives designated as cash flow hedges
Propane swap agreements	Cost of sales	606	(464)
Propane swap agreements	Other comprehensive income (loss)	1,009	(992)
Natural gas futures contracts	Cost of sales	(573)	298
Natural gas swap contracts	Cost of sales	11	(450)
Natural gas swap contracts	Other comprehensive income (loss)	3,226	(1,617)
Natural gas futures contracts	Other comprehensive income (loss)	(59)	65
Total		$4,198	$(6,004)

As of March 31, 2019, the following amounts were recorded in the condensed consolidated balance sheets related to fair value hedges:

(in thousands)	Carrying Amount of Hedged Item		Cumulative Adjustment Included in Carrying Amount of Hedged Item
Balance Sheet Location of Hedged Items	At March 31, 2019	At December 31, 2018	At March 31, 2019	At December 31, 2018
Inventory	$6	$212	$—	$—

13.	Fair Value of Financial Instruments
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

Financial Assets and Liabilities Measured at Fair Value
The following tables summarize our financial assets and liabilities that are measured at fair value on a recurring basis and the fair value measurements, by level, within the fair value hierarchy as of March 31, 2019 and December 31, 2018:

		Fair Value Measurements Using:
As of March 31, 2019	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Assets:
Investments—equity securities	$25	$25	$—	$—
Investments—guaranteed income fund	695	—	—	695
Investments—mutual funds and other	6,789	6,789	—	—
Total investments	7,509	6,814	—	695
Derivative assets	9,221	—	9,221	—
Total assets	$16,730	$6,814	$9,221	$695
Liabilities:
Derivative liabilities	$6,798	$—	$6,798	$—

		Fair Value Measurements Using:
As of December 31, 2018	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Assets:
Investments—equity securities	$22	$22	$—	$—
Investments—guaranteed income fund	686	—	—	686
Investments—mutual funds and other	6,003	6,003	—	—
Total investments	6,711	6,025	—	686
Derivative assets	13,165	—	13,165	—
Total assets	$19,876	$6,025	$13,165	$686
Liabilities:
Derivative liabilities	$14,871	$—	$14,871	$—
The following table sets forth the summary of the changes in the fair value of Level 3 investments for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
(in thousands)
Beginning Balance	$686	$648
Purchases and adjustments	6	(48)
Investment income	3	2
Ending Balance	$695	$602

Investment income from the Level 3 investments is reflected in other expense, (net) in the consolidated statements of income.

At March 31, 2019, there were no non-financial assets or liabilities required to be reported at fair value. We review our non-financial assets for impairment at least on an annual basis, as required.
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
At March 31, 2019, long-term debt which includes current maturities but excludes capital lease obligations, had a carrying value of approximately $357.2 million, compared to the estimated fair value of $361.3 million, using a discounted cash flow methodology that incorporates a market interest rate based on published corporate borrowing rates for debt instruments with similar terms and average maturities, and with adjustments for duration, optionality, and risk profile. At December 31, 2018, long-term debt, which includes the current maturities but excludes a capital lease obligation, had a carrying value of approximately $327.2 million, compared to a fair value of approximately $323.8 million. The valuation technique used to estimate the fair value of long-term debt would be considered a Level 3 measurement.

14.	Long-Term Debt
Our outstanding long-term debt is shown below:

	March 31,	December 31,
(in thousands)	2019	2018
FPU secured first mortgage bonds (1) :
9.08% bond, due June 1, 2022	$7,987	$7,986
Uncollateralized senior notes:
5.50% note, due October 12, 2020	4,000	4,000
5.93% note, due October 31, 2023	15,000	15,000
5.68% note, due June 30, 2026	23,200	23,200
6.43% note, due May 2, 2028	7,000	7,000
3.73% note, due December 16, 2028	20,000	20,000
3.88% note, due May 15, 2029	50,000	50,000
3.25% note, due April 30, 2032	70,000	70,000
3.48% note, due May 31, 2038	50,000	50,000
3.58% note, due November 30, 2038	50,000	50,000
Term Note due January 21, 2020	30,000	30,000
Term Note due February 28, 2020	30,000	—
Promissory notes	—	26
Finance lease obligation	909	1,310
Less: debt issuance costs	(589)	(567)
Total long-term debt	357,507	327,955
Less: current maturities	(71,509)	(11,935)
Total long-term debt, net of current maturities	$285,998	$316,020
(1) FPU secured first mortgage bonds are guaranteed by Chesapeake Utilities.
Term Notes
In December 2018, we issued a $30.0 million unsecured term note through PNC Bank N.A. with maturity date of January 21, 2020. The interest rate at March 31, 2019 and December 31, 2018 was 3.24% and 3.23%, respectively, which equals one month LIBOR rate plus 75 basis points. In January 2019, we issued a $30.0 million unsecured term note through Branch Banking and Trust Company, with a maturity date of February 28, 2020. The interest rate at March 31, 2019 was 3.24%, which equals the one month LIBOR rate plus 75 basis points. As of March 31, 2019, these term notes totaling $60.0 million are included in the current maturities of long-term debt.
Shelf Agreements
We have entered into Shelf Agreements with Prudential, MetLife and NYL, whom are under no obligation to purchase any unsecured debt. We entered into the Prudential Shelf Agreement, totaling $150.0 million, in October 2015, and we issued $70.0 million of 3.25% unsecured debt in April 2017. The Prudential Shelf Agreement was then amended in September 2018 to increase the borrowing capacity back up to $150.0 million, and Prudential accepted our request to purchase our unsecured debt of $100.0 million at an interest rate of 3.98% on or before August 20, 2019. We entered into the NYL Shelf Agreement, totaling $100.0 million, in March 2017, and we issued unsecured debt totaling $100.0 million during 2018. The NYL Shelf Agreement was amended in November 2018 to add incremental borrowing capacity of $50.0 million. As of March 31, 2019, we had not requested that MetLife purchase unsecured senior debt under the MetLife Shelf Agreement, which we entered into in March 2017. The following table summarizes the borrowing information under our Shelf Agreements at March 31, 2019:

	Total Borrowing Capacity	Less: Amount of Debt Issued	Less: Unfunded Commitments	Remaining Borrowing Capacity
(in thousands)
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

15.	Leases

We have entered into lease arrangements for office space, land, equipment, pipeline facilities and warehouses. These leases have been entered into to better enable us to conduct our business operations in the regions in which we operate. Office space is leased to provide adequate workspace for all our employees in several locations throughout the Mid-Atlantic, Mid-West and in Florida. We lease land at various locations throughout our service territories to enable us to inject natural gas into underground storage and distribution systems, for bulk storage capacity, for our propane operations and for storage of equipment used in repairs and maintenance of our infrastructure. We lease natural gas compressors to ensure timely and reliable transportation of natural gas to our customers. Additionally, we lease a pipeline to deliver natural gas to an industrial customer in Polk County, Florida. We lease warehouses to store equipment and materials used in repairs and maintenance for our businesses.
Some of our leases are subject to annual changes in the Consumer Price Index (“CPI”). While lease liabilities are not re-measured as a result of changes to the CPI, changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. A 100-basis-point increase in CPI would have resulted in immaterial additional annual lease costs.

Most of our leases include options to renew, with renewal terms that can extend the lease term from one to 25 years or more. The exercise of lease renewal options is at our sole discretion. The amounts disclosed in our condensed consolidated balance sheet at March 31, 2019, pertaining to the right of use assets and lease liabilities, are measured based on our current expectations of exercising our available renewal options.

Our existing leases are not subject to any restrictions or covenants which preclude our ability to pay dividends, obtain financing or enter into additional leases.

We utilize our incremental borrowing rate, as the basis to calculate the present value of future lease payments, at lease commencement. Our incremental borrowing rate represents the rate that we would have to pay to borrow funds on a collateralized basis over a similar term and in a similar economic environment.

Leases with an initial term of 12 months or less are not recorded on our balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

We have elected not to separate non-lease components from all classes of our existing leases. Non-lease components have been accounted for as part of the single lease component to which they are related.

As of March 31, 2019, we have not entered into any leases, which have not yet commenced, that would entitle us to significant rights or create additional obligations. The following table presents information related to our total lease cost included in our condensed consolidated statements of income:

		Three Months Ended
		March 31,
( in thousands)	Classification	2019	2018
Operating lease cost (1)	Operations expense	$635	$1,107
Finance lease cost
Amortization of lease assets	Depreciation and amortization	401	358
Interest on lease liabilities	Interest expense	4	17
Net lease cost		$1,040	$1,482
(1) Includes short-term leases and variable lease costs, which are immaterial

The following table presents the balance and classifications of our right of use assets and lease liabilities included in our consolidated balance sheet at March 31, 2019:

(in thousands)	Balance sheet classification	Amount
Assets
Operating lease assets	Operating lease right-of-use assets	$12,523
Finance lease assets	Property, plant and equipment	1,839
Total lease assets		$14,362
Liabilities
Current
Operating lease liabilities	Other accrued liabilities	$1,642
Finance lease liabilities	Current portion of long-term debt	909
Noncurrent
Operating lease liabilities	Other liabilities	10,873
Finance lease liabilities	Long-term debt	—
Total lease liabilities		$13,424

The following table presents our weighted-average remaining lease terms and weighted-average discount rates for our operating and financing leases at March 31, 2019:

At March 31, 2019
Weighted-average remaining lease term (in years)
Operating leases	9.32
Finance leases	0.17
Weighted-average discount rate
Operating leases	3.8%
Finance leases	3.5%
The following table presents additional information related to cash paid for amounts included in the measurement of lease liabilities included in our condensed consolidated statements of cash flows as of March 31, 2019 and March 31, 2018:

	Three Months Ended
	March 31,
(in thousands)	2019	2018
Operating cash flows from operating leases	$537	$1,018
Operating cash flows from finance leases	4	17
Financing cash flows from finance leases	401	358

The following table presents the future undiscounted maturities of our operating and financing leases at March 31, 2019 and for each of the next five years and thereafter:

(in thousands)	Operating Leases (1)	Finance Leases	Total
Remainder of 2019	$1,539	$910	$2,449
2020	2,045	—	2,045
2021	1,765	—	1,765
2022	1,659	—	1,659
2023	1,669	—	1,669
2024	1,431	—	1,431
Thereafter	4,860	—	4,860
Total lease payments	$14,968	$910	$15,878
Less: Interest	2,453	1	2,454
Present value of lease liabilities	$12,515	$909	13,424
(1)  Operating lease payments include $3.8 million related to options to extend lease terms that are reasonably certain of being exercised.
The following table presents future minimum lease payments for our operating leases at December 31, 2018 under ASC 840 and is being presented for comparative purposes:

Year(s)	2019	2020	2021	2022	2023	Thereafter	Total
(in thousands)
Expected payments	$2,349	$1,998	$1,761	$1,689	$1,642	$5,398	$14,837

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations and liquidity. This discussion and analysis should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2018, including the audited consolidated financial statements and notes thereto.
Safe Harbor for Forward-Looking Statements
We make statements in this Quarterly Report on Form 10-Q that do not directly or exclusively relate to historical facts. Such statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. One can typically identify forward-looking statements by the use of forward-looking words, such as “project,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “continue,” “potential,” “forecast” or other similar words, or future or conditional verbs such as “may,” “will,” “should,” “would” or “could.” These statements represent our intentions, plans, expectations, assumptions and beliefs about future financial performance, business strategy, projected plans and objectives of the Company. Forward-looking statements speak only as of the date they are made or as of the date indicated and we do not undertake any obligation to update forward-looking statements as a result of new information, future events or otherwise. These statements are subject to many risks, uncertainties and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements. In addition to the risk factors described under Item 1A, Risk Factors in our 2018 Annual Report on Form 10-K, such factors include, but are not limited to:
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
• the economy in our service territories or markets, the nation, and worldwide, including the impact of economic conditions (which we do not control) on demand for electricity, natural gas, propane or other fuels;
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

Introduction
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

Our strategy is to consistently produce industry-leading total shareholder returns by profitably investing capital into opportunities that leverage our skills and expertise in energy distribution and transmission to achieve high levels of service and growth. The key elements of our strategy include:
•
capital investment in growth opportunities that generate our target returns;
•
expanding our energy distribution and transmission operations within our existing service areas as well as into new geographic areas;
•
providing new services in our current service areas;
•
expanding our footprint in potential growth markets through strategic acquisitions;
•
entering new energy markets and businesses that complement our existing operations and growth strategy; and
•
operating as a customer-centric full-service energy supplier/partner/provider of safe and reliable service.
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

Results of Operations for the Three Months ended March 31, 2019
Overview
Chesapeake Utilities is a Delaware corporation formed in 1947. We are a diversified energy company engaged, through our operating divisions and subsidiaries, in regulated energy, unregulated energy and other businesses. We operate primarily on the Delmarva Peninsula and in Florida, Pennsylvania and Ohio and provide services centered on energy distribution, energy transmission, energy generation, propane operations and other energy services. These services include: natural gas distribution, transmission, and marketing; electric distribution and generation; propane operations; steam generation; and other energy-related services.
Operational Highlights
Our net income for the quarter ended March 31, 2019 was $28.7 million, or $1.74 per share. This represents an increase of $1.8 million, or $0.10 per share, compared to net income of $26.9 million, or $1.64 per share, reported for the same quarter in 2018. Operating income increased by $3.6 million for the three months ended March 31, 2019, compared to the same period in the prior year, as margin increased by $10.1 million, or 11.1 percent, and was offset by a $1.8 million increase in growth-related depreciation, amortization and property taxes and a $4.7 million increase in other operating expenses. In addition, a final order by the Florida PSC allowing us to retain TCJA tax savings associated with lower federal income tax rates resulted in the reversal, during the first quarter of 2019, of $1.3 million in reserves for customer refunds recorded in 2018.
Our net income for the quarter was impacted by an increase in interest charges of $2.0 million, compared to the same period in 2018. The increase was attributable primarily to an increase of $980,000 in interest on higher levels of short-term borrowings, and an increase of $742,000 in interest on long-term debt, largely as a result of the issuance of the NYL Shelf Notes in May and November 2018 and term notes issued in December 2018 and January 2019 to finance the restoration of service to customers who lost service due to the impact of Hurricane Michael.

	Three Months Ended
	March 31,		Increase
	2019	2018	(decrease)
(in thousands except per share)
Business Segment:
Regulated Energy segment	$29,741	$26,711	$3,030
Unregulated Energy segment	15,127	13,684	1,443
Other businesses and eliminations	(875)	11	(886)
Operating Income	$43,993	$40,406	$3,587
Other expense income (expense), net	(45)	68	(113)
Interest charges	5,710	3,664	2,046
Pre-tax Income	38,238	36,810	1,428
Income taxes	9,574	9,955	(381)
Net Income	$28,664	$26,855	$1,809
Earnings Per Share of Common Stock
Basic	$1.75	$1.64	$0.11
Diluted	$1.74	$1.64	$0.10

Key variances, between the first quarter of 2019 and the first quarter of 2018, included:

(in thousands, except per share data)	Pre-tax Income	Net Income	Earnings Per Share
First Quarter of 2018 Reported Results	$36,810	$26,855	$1.64

Adjusting for Unusual Items:
Net impact of PESCO's MTM activity	(5,591)	(4,088)	(0.24)
Impact of weather on customer consumption	(2,523)	(1,891)	(0.12)
2018 retained tax savings for certain Florida natural gas operations	1,321	990	0.06
	(6,793)	(4,989)	(0.30)

Increased (Decreased) Gross Margins:
Absence of the 2018 Bomb Cyclone and capacity constraints cost for PESCO	5,545	4,157	0.25
Eastern Shore and Peninsula Pipeline service expansions*	4,266	3,198	0.19
Margin contribution from Marlin Gas Services and Ohl (assets acquired in December 2018)*	2,805	2,103	0.13
Natural gas distribution - customer growth (excluding service expansions)	1,451	1,088	0.06
Higher propane retail margins per gallon	1,259	944	0.06
Unregulated Energy customers' consumption growth	879	659	0.04
Aspire Energy rate increases	779	584	0.04
Other margin for PESCO operations	731	548	0.03
Natural gas distribution - change in customer consumption (non-weather)	(485)	(364)	(0.02)
Lower wholesale propane margins and sales	(453)	(340)	(0.02)
Conversion of Sandpiper customers to natural gas	382	287	0.02
Florida GRIP*	223	167	0.01
	17,382	13,031	0.79

Decreased (Increased) Other Operating Expenses:
Depreciation, asset removal and property tax costs due to growth investments	(1,560)	(1,169)	(0.07)
Incentive compensation costs (based on timing and period-over-period results)	(1,931)	(1,448)	(0.09)
Operating expenses for Marlin Gas Services and Ohl (assets acquired in December 2018)	(1,157)	(867)	(0.05)
Benefits and other employee-related expenses	(732)	(549)	(0.03)
Payroll expense (increased staffing and annual salary increases)	(673)	(504)	(0.03)
Operating expenses to support growth for PESCO	(431)	(323)	(0.02)
	(6,484)	(4,860)	(0.29)

Interest charges	(2,046)	(1,534)	(0.09)
Change in effective tax rate	—	768	0.05
Net other changes	(631)	(607)	(0.06)
	(2,677)	(1,373)	(0.10)

First Quarter of 2019 Reported Results	$38,238	$28,664	$1.74
*See the Major Projects and Initiatives table.

Summary of Key Factors
Recently Completed and Ongoing Major Projects and Initiatives
We constantly seek and develop additional projects and initiatives in order to increase shareholder value and serve our existing and new customers. The following table represents the major projects recently completed and currently underway. In the future, we will add new projects to this table as such projects are initiated.

	Gross Margin for the Period
	Three Months Ended		Year Ended	Estimate for
	March 31,		December 31,	Fiscal
in thousands	2019	2018	2018	2019	2020
Florida GRIP (1)	$3,565	$3,342	$13,323	$14,204	$15,565
2017 Eastern Shore System Expansion Project - including interim services	4,800	2,263	9,238	16,183	15,799
Tax benefit retained by certain Florida entities(2)	2,115	—	—	3,199	1,879
Northwest Florida Expansion	1,307	—	3,485	6,500	6,500
Western Palm Beach County, Florida Expansion	161	—	54	605	4,711
Marlin Gas Services	2,329	—	110	5,100	6,000
Ohl propane acquisition (rolled into Sharp)	476	—	—	1,200	1,236
Del-Mar Energy Pathway Project - including interim services	165	—	—	725	3,039
Total	$14,918	$5,605	$26,210	$47,716	$54,729
(1) All periods shown have been adjusted to reflect the lower customer rates as a result of the TCJA. Lower customer rates are offset by the corresponding decrease in federal income tax expense and have no negative impact on net income.
(2) The amount disclosed for the first quarter of 2019 includes tax savings of $1.3 million for the year ended December 31, 2018, due to an order by the Florida PSC allowing reversal of a TCJA refund reserve, recorded in 2018, which increased gross margin for the quarter by that amount.

Ongoing Growth Initiatives
GRIP
Florida GRIP is a natural gas pipe replacement program approved by the Florida PSC that allows automatic recovery, through rates, of costs associated with the replacement of mains and services. Since the program's inception in August 2012, we have invested $131.4 million of capital expenditures to replace 268 miles of qualifying distribution mains, including $4.1 million during the first three months of 2019. GRIP generated additional gross margin of $223,000 for the three months ended March 31, 2019 compared to the same period in 2018.
Major Projects and Initiatives Currently Underway
2017 Eastern Shore System Expansion Project
Eastern Shore has substantially completed the construction of a system expansion project that has increased its capacity by 26 percent. A few remaining segments are expected to be placed into service in various phases during the second quarter of 2019. The project generated $2.5 million in incremental gross margin during the three months ended March 31, 2019, compared to the same period in 2018. The project is expected to produce gross margin of approximately $16.2 million this year; $15.8 million annually, through 2022; and $13.2 million annually thereafter.
Northwest Florida Expansion Project
In May 2018, Peninsula Pipeline completed construction of transmission lines, and our Florida natural gas division completed construction of lateral distribution lines, to serve customers in Northwest Florida. The project generated incremental gross margin of $1.3 million for the three months ended March 31, 2019. The estimated annual gross margin from this project is $6.5 million, with the opportunity for additional margin as the remaining capacity is sold.
Western Palm Beach County Belvedere, Florida Project
Peninsula Pipeline is constructing four transmission lines to bring natural gas to our distribution system in West Palm Beach, Florida. The first phase of this project was placed into service in December 2018 and generated $161,000 in additional gross margin for the three months ended March 31, 2019. We expect to complete the remainder of the project in phases through early 2020, and we estimate that the project will generate gross margin of $605,000 in 2019 and approximately $4.7 million in future years once fully in service.

Marlin Gas Services
In December 2018, Marlin Gas Services, our newly created subsidiary, acquired certain operating assets of Marlin Gas Transport, a supplier of mobile compressed natural gas utility and pipeline solutions. The acquisition will allow us to offer solutions to supply interruption scenarios and provide other unique applications where pipeline supplies are unavailable or inadequate to meet customer requirements. Marlin Gas Services generated $2.3 million of incremental gross margin for the three months ended March 31, 2019. We estimate that this acquisition will generate additional annual gross margin of approximately $5.1 million in 2019 and $6.0 million annually thereafter.
Ohl Propane Acquisition
In December 2018, Sharp acquired certain propane customers and operating assets of Ohl. Located between two of Sharp's existing districts, Ohl provided propane distribution service to approximately 2,500 residential and commercial customers in Pennsylvania. The customers and assets acquired from Ohl have been assimilated into Sharp. The operations acquired from Ohl generated $476,000 of incremental gross margin for the three months ended March 31, 2019. We estimate that this acquisition will generate additional gross margin of approximately $1.2 million for Sharp in 2019, with the potential for additional growth in future years.
Del-Mar Energy Pathway Project
In September 2018, Eastern Shore filed for FERC authorization to construct the Del-Mar Energy Pathway project to provide an additional 14,300 dekatherms per day of capacity to four customers. The benefits of this project include additional natural gas transmission pipeline infrastructure in eastern Sussex County, Delaware, and the initial extension of Eastern Shore’s pipeline system into Somerset County, Maryland. Interim services in advance of this project generated $165,000 for the three months ended March 31, 2019. The estimated annual gross margin from this project is approximately $725,000 in 2019, $3.0 million in 2020, $4.6 million in 2021 and $5.1 million annually thereafter. Eastern Shore anticipates that this project will be fully in-service by mid-2021, contingent upon FERC issuing authorization for the project by August 2019.
Regulatory Initiatives
Florida Tax Savings Related to TCJA
In the first quarter of 2019, the Florida PSC issued orders authorizing certain of our natural gas distribution operations to retain a portion of the tax savings associated with the lower federal tax rates resulting from the TCJA. We expect these savings to continue in future years.
Other major factors influencing gross margin

Weather and Consumption
Weather conditions accounted for a $2.5 million decrease in gross margin during the first quarter of 2019 compared to the same period in 2018.  While period-over-period heating degree-days ("HDD") were essentially flat on the Delmarva Peninsula, extreme conditions during the 2018 "Bomb Cyclone" drove weather-related consumption in the first quarter of 2018 compared to the same period in 2019.  The decrease in consumption on the Delmarva Peninsula accounted for $1.1 million in lower first quarter 2019 gross margin for the propane operations and $310,000 for the natural gas distribution operations.  Weather in Florida was approximately 26 percent warmer in the first quarter of 2019, compared to the same period in 2018, and reduced consumption by propane, electric and natural gas distribution customers which resulted in decreased margin of approximately $951,000.  The following table summarizes HDD and cooling degree-day (“CDD”) variances from the 10-year average HDD/CDD ("Normal") for the three months ended March 31, 2019 and 2018.

	Three Months Ended
	March 31,
	2019	2018	Variance
Delmarva
Actual HDD	2,322	2,295	27
10-Year Average HDD ("Normal")	2,362	2,354	8
Variance from Normal	(40)	(59)
Florida
Actual HDD	361	490	(129)
10-Year Average HDD ("Normal")	518	517	1
Variance from Normal	(157)	(27)
Ohio
Actual HDD	2,996	2,991	5
10-Year Average HDD ("Normal")	3,045	3,069	(24)
Variance from Normal	(49)	(78)
Florida
Actual CDD	134	139	(5)
10-Year Average CDD ("Normal")	97	89	8
Variance from Normal	37	50
Natural Gas Distribution Margin Growth
New customer growth in the Company's natural gas distribution operations generated $1.5 million of additional margin, which was partially offset by $485,000 in lower margin due to fewer volumes sold to commercial and industrial customers in Florida and at Sandpiper. The details for the three months ended March 31, 2019 are provided in the following table:

Three Months Ended
(in thousands)	March 31, 2019
Customer Growth:
Residential	$637
Commercial and industrial, excluding new service in Northwest Florida	529
New service in Northwest Florida	285
Total Customer Growth	1,451
Non-Weather Change in Customer Consumption:
Residential	(89)
Commercial and industrial	(396)
Total Decline in Customer Consumption	(485)
Total (or net) Increase in Natural Gas Distribution Margin	$966

The additional margin from new customers reflects an increase of approximately 3.9 percent in the average number of residential customers served on the Delmarva Peninsula, approximately 3.2 percent growth in new residential customers served in Florida, new service to customers in Northwest Florida, as well as an increase in the number of commercial and industrial customers served.

Propane Operations
Gross margin generated by our propane operations increased by $305,000 during the three months ended March 31, 2019, compared to the same period in 2018. The following table summarizes the year-over-year changes in gross margin for the propane business for the quarter ended March 31, 2019:

Three Months Ended
March 31, 2019
(in thousands)
Decrease in customer consumption due to warmer weather	$(1,307)
Increased retail margins per gallon	1,259
Customer growth, increased sales volumes (non-weather-related) and other factors	482
Ohl acquisition (assets acquired in December 2018)	476
Lower wholesale propane margins and sales	(453)
Other	(152)
2019 Change in gross margin by our propane operations	$305
Aspire Energy
Gross margin generated by Aspire Energy increased by $796,000 during the three months ended March 31, 2019, compared to the same period in 2018. The increase reflects $779,000 of rate increases and $397,000 of consumption growth, offset by a $380,000 decrease in gross margin due to various factors.
PESCO
PESCO's gross margin for the three months ended March 31, 2019 was higher by $685,000 compared to the same period in 2018. The following table summarizes the changes in PESCO’s quarter-over-quarter margin for the three months ended March 31, 2019:

Three Months Ended
(in thousands)	March 31, 2019
Net impact of PESCO's MTM activity	$(5,591)
Net impact of extraordinary costs associated with the 2018 Bomb Cyclone for the Mid-Atlantic wholesale portfolio (1)	3,284
Mid-Atlantic retail portfolio loss due to pipeline capacity constraints in the first quarter of 2018 (1)	2,261
Other margin for PESCO operations (net)	731
2019 Change in PESCO gross margin	$685
(1) The 2018 Bomb Cyclone refers to the high-intensity winter storms in early January 2018 that impacted the Mid-Atlantic region and had a residual impact on our businesses through the month of February 2018.   The exceedingly high demand and associated impacts on pipeline capacity and gas supply in the Mid-Atlantic region created significant, unusual costs for PESCO. While such concerted impacts are not expected to occur frequently, our management revisited and refined its risk management strategies and implemented additional controls.
PESCO generated an operating loss of $510,000 for the three months ended March 31, 2019, compared to an operating loss of $764,000 during the prior year period. The improvement in the quarter-over-quarter results reflects higher gross margin growth, partially offset by a $431,000 increase in operating expenses for increased staffing, infrastructure and risk management system resources to support continued execution of PESCO's growth strategy.

Impact of Hurricane Michael
In October 2018, Hurricane Michael passed through FPU's electric distribution operation's service territory in Northwest Florida. The hurricane caused widespread and severe damage to FPU's infrastructure, resulting in 100 percent of its Northwest Florida customers losing electrical service. FPU, after exerting extraordinary hurricane restoration efforts, restored service to those customers who were able to accept it. Through March 31, 2019, FPU has spent approximately $65.0 million to restore service, which has been recorded as new plant and equipment or charged against FPU’s accumulated depreciation and storm reserve. In conjunction with the hurricane-related expenditures, we executed two 13-month unsecured term loans as temporary financing, each in the amount of $30.0 million. The interest cost associated with these loans is LIBOR plus 75 basis points. One term loan was executed in December 2018; the other was executed in January 2019. The storm did not have a material impact on the margin from these operations, as services were restored to a majority of our customers. Pending the outcome of the regulatory filings associated with the storm, our results for the first quarter included higher interest expense of $435,000, or $326,000 on an after-tax basis, associated with the intermediate term loans discussed above. We are in the process of preparing the necessary regulatory filings to seek recovery of the costs incurred, including the associated interest costs.

Regulated Energy Segment

For the quarter ended March 31, 2019, compared to the quarter ended March 31, 2018:

	Three Months Ended
	March 31,		Increase
	2019	2018	(decrease)
(in thousands)
Revenue	$103,618	$109,393	$(5,775)
Cost of sales	36,516	48,231	(11,715)
Gross margin	67,102	61,162	5,940
Operations & maintenance	24,548	23,147	1,401
Depreciation & amortization	8,446	7,516	930
Other taxes	4,367	3,788	579
Other operating expenses	37,361	34,451	2,910
Operating income	$29,741	$26,711	$3,030
Operating income for the Regulated Energy segment for the three months ended March 31, 2019 was $29.7 million, an increase of $3.0 million compared to the same period in 2018. The increased operating income resulted from increased gross margin of $5.9 million, offset by $1.5 million in higher depreciation and taxes and a $1.4 million increase in operating expenses. On February 25, 2019, the Florida PSC issued a final order regarding the treatment of TCJA impact, allowing us to retain the savings associated with lower federal tax rates for certain of our natural gas distribution operations. As a result, $1.3 million in reserves for customer refunds, recorded in 2018, were reversed in 2019. Excluding the impact of the reversal, gross margin and operating income for the three months ended March 31, 2019 increased by $4.6 million and $1.7 million, or 7.6 percent and 6.4 percent, respectively.
Gross Margin
Items contributing to the quarter-over-quarter increase in gross margin are listed in the following table:

(in thousands)	Margin Impact
Eastern Shore and Peninsula Pipeline service expansions	$4,266
Natural gas distribution - customer growth (excluding service expansions)	1,451
2018 retained tax savings for certain Florida natural gas distribution operations	1,321
Impact of weather on customer consumption (primarily in Florida)	(1,093)
Natural gas distribution - change in customer consumption (non-weather)	(485)
Conversion of Sandpiper customers to natural gas	382
Florida GRIP	223
Other immaterial variances	(125)
Quarter-over-quarter increase in gross margin	$5,940
The following is a narrative discussion of the significant items in the foregoing table, which we believe is necessary to understand the information disclosed in the table.
Eastern Shore and Peninsula Pipeline Service Expansions
We generated additional gross margin of $4.3 million, primarily from the following natural gas service expansions:

•	$2.5 million from Eastern Shore's services in conjunction with its 2017 Expansion Project.

•	$1.5 million generated by Peninsula Pipeline from the Belvedere Pipeline and Northwest Pipeline Expansion Projects.

Natural Gas Customer Growth
We generated additional gross margin of $1.5 million from natural gas customer growth. Gross margin increased by $748,000 in Florida and $703,000 on the Delmarva Peninsula.

2018 retained tax savings for Florida natural gas operations
We generated additional gross margin of $1.3 million, due to a final order from the Florida PSC allowing us to retain the tax savings associated with TCJA. Pursuant to the order, refund reserves recorded by our Florida natural gas businesses in 2018, were reversed in 2019. See Note 4, Rates and Other Regulatory Activities, for additional information.

Impact of Weather on Customer Consumption
Gross margin decreased by $1.1 million, as weather in Florida was approximately 26 percent warmer in the first quarter of 2019, compared to the same period in 2018. This reduced consumption by Florida electric and natural gas distribution customers, decreasing gross margin by approximately $784,000. Our Delmarva natural gas operations experienced a decrease in margin of $310,000, reflecting the absence, during the first quarter of 2019, of the much higher consumption experienced during the first quarter of 2018 due to the extreme Bomb Cyclone weather conditions.

Consumption Changes (non-weather)
Gross margin decreased by $485,000 due to non-weather-related decreases in customer sales volumes in Florida and on the Delmarva Peninsula.

Sandpiper's margin from natural gas conversions
Gross margin increased by $382,000, due primarily to continuing conversion of the Sandpiper system from propane service to natural gas service.

Florida GRIP
Continued investment in the Florida GRIP generated additional gross margin of $223,000 for the three months ended March 31, 2019, compared to the same period in 2018.

Other Operating Expenses
Items contributing to the quarter-over-quarter increase in operating expenses are listed in the following table:

(in thousands)	Other Operating Expenses
Depreciation, amortization and property taxes primarily associated with recent growth projects	$1,375
Incentive compensation costs (based on timing and period-over-period results)	653
Outside services, facilities and maintenance costs	(609)
Payroll expense (increased staffing and annual salary increases)	608
Benefits and other employee-related expenses(1)	551
Other immaterial variances	332
Quarter-over-quarter increase in other operating expenses	$2,910
(1) Since we self-insure for healthcare costs, benefits costs fluctuate depending upon filed claims.

Unregulated Energy Segment

For the quarter ended March 31, 2019, compared to the quarter ended March 31, 2018:

	Three Months Ended
	March 31,		Increase
	2019	2018	(decrease)
(in thousands)
Revenue	$138,102	$145,367	$(7,265)
Cost of sales	103,700	115,066	(11,366)
Gross margin	34,402	30,301	4,101
Operations & maintenance	15,555	13,359	2,196
Depreciation & amortization	2,611	2,167	444
Other taxes	1,109	1,091	18
Total operating expenses	19,275	16,617	2,658
Operating income	$15,127	$13,684	$1,443

The Unregulated Energy segment had operating income of $15.1 million and $13.7 million for the three months ended March 31, 2019 and 2018, respectively. The increased operating income of approximately $1.4 million was due to an increase in gross margin of $4.1 million, partially offset by a $2.7 million increase in operating expenses.
Unregulated Energy, excluding PESCO

			Increase
For the Three Months Ended March 31,	2019	2018	(decrease)
(in thousands)
Gross margin	$32,542	$29,126	$3,416
Depreciation, amortization and property taxes	2,792	2,357	435
Other operating expenses	14,113	12,321	1,792
Operating Income	$15,637	$14,448	$1,189
Gross Margin
Items contributing to the quarter-over-quarter increase in gross margin are listed in the following table:

(in thousands)	Margin Impact
Marlin Gas Services (acquired assets of Marlin Gas Transport in December 2018)	$2,329
Propane Operations
Decrease in weather-related customer consumption due to the absence of the 2018 Bomb Cyclone	(1,307)
Increased retail margins per gallon	1,259
Customer growth, increased sales volumes (non-weather-related) and other factors	482
Ohl acquisition (assets acquired in December 2018)	476
Lower wholesale propane margins and sales	(453)
Aspire Energy
Rate increases	779
Increased customer consumption	397
Other immaterial variances	(546)
Quarter-over-quarter increase in gross margin	$3,416
The following is a narrative discussion of the significant items in the foregoing table, which we believe is necessary to understand the information disclosed in the table.

Marlin Gas Services
Gross margin increased by $2.3 million as a result of the acquisition of certain assets of Marlin Gas Transport in December 2018.

Propane Operations - Decreased Customer Consumption - (Weather)
While HDDs were essentially flat period-over-period on the Delmarva Peninsula, extreme conditions during the January 2018 "Bomb Cyclone" drove weather-related consumption in the first quarter of 2018 compared to the same period in 2019, and which reduced gross margin by $1.1 million for the Delmarva propane operations.  Weather in Florida was approximately 26 percent warmer in the first quarter of 2019 reducing consumption by propane distribution customers and decreasing gross margin by approximately $167,000, compared to the same period in 2018.

Propane Operations - Increased Retail Margins Per Gallon
Gross margin increased by $1.3 million, due to lower propane costs during the first quarter of 2019, compared to the same period in 2018. Our retail pricing strategy, guided by local market conditions, further increased margins in the first quarter of 2019. These market conditions, which include competition with other propane suppliers, as well as the availability and price of alternative energy sources, may fluctuate based on changes in demand, supply and other energy commodity prices.

Aspire Energy - Increased Margin Driven by Changes in Rates
Gross margin increased by $779,000, due primarily to changes in customer rates on various dates during 2018.

Aspire Energy - Increased Margin Driven by Growth in Customer Consumption
Gross margin increased by $397,000, due to an increase in customer consumption during the first quarter of 2019, compared to the same period in 2018.

Propane Operations - Increased Margin Driven by Growth and Other Factors
Gross margin increased by $482,000, due to increased propane sales as a result of customer growth and other factors in Florida and the Mid-Atlantic region.

Propane Operations - Ohl Acquisition
Gross margin increased by $476,000 as a result of the acquisition of R.F. Ohl in December 2018, which was rolled into Sharp.

Wholesale Propane Margins
Gross margin decreased by $453,000 in 2019 due to a lower margin per gallon and a decrease in volumes delivered for the Mid-Atlantic propane operations.
Other Operating Expenses
Other operating expenses increased by $2.2 million in the first quarter of 2019. The significant components of the increase in other operating expenses included:

(in thousands)	Other Operating Expenses
Operating expenses associated with operating Marlin Gas Services and Ohl (Asset acquisitions in December 2018)	$1,157
Incentive compensation costs (based on timing and period-over-period results)	466
Outside services and facilities maintenance costs	286
Depreciation, asset removal and property tax costs due to new capital investments	187
Benefits and other employee-related expenses(1)	133
Other immaterial variances	(2)
Quarter-over-quarter increase in other operating expenses	$2,227
(1) Since the Company self-insures for healthcare costs, benefits costs fluctuate depending upon filed claims.

PESCO

			Increase
For the Three Months Ended March 31,	2019	2018	(decrease)
(in thousands)
Gross margin	$1,860	$1,175	$685
Depreciation, amortization and property taxes	147	148	(1)
Other operating expenses	2,223	1,791	432
Operating Income	$(510)	$(764)	$254

For the three months ended March 31, 2019, PESCO's gross margin increased by $685,000 compared to the same period in 2018. Higher gross margin from PESCO for the three months ended March 31, 2019 resulted from the following:

(in thousands)	Margin Impact
Net impact of PESCO's MTM activity	$(5,591)
Net impact of extraordinary costs associated with the 2018 Bomb Cyclone for the Mid-Atlantic wholesale portfolio (1)	3,284
Mid-Atlantic retail portfolio loss due to pipeline capacity constraints in the first quarter of 2018 (1)	2,261
Other margin for PESCO operations (net)	731
Quarter-over-quarter increase in gross margin for PESCO	$685
(1) The 2018 Bomb Cyclone refers to the high-intensity winter storms in early January 2018 that impacted the Mid-Atlantic region and had a residual impact on our businesses through the month of February.   The exceedingly high demand and associated impacts on pipeline capacity and gas supply in the Mid-Atlantic region created significant, unusual costs for PESCO. While such concerted impacts are not expected to occur frequently, our management revisited and refined its risk management strategies and implemented additional controls.

Operating expenses increased by $432,000, reflecting increased staffing, infrastructure and risk management systems necessary to support growth. Overall, PESCO’s quarter-over-quarter performance improved by $254,000.

OTHER INCOME (EXPENSE), NET
For the quarter ended March 31, 2019 compared to the quarter ended March 31, 2018
Other income (expense), net, which includes non-operating investment income (expense), interest income, late fees charged to customers, gains or losses from the sale of assets and pension and other benefits expense, decreased by $113,000 in the first quarter of 2019, compared to the same period in 2018.
INTEREST CHARGES
For the quarter ended March 31, 2019 compared to the quarter ended March 31, 2018
Interest charges for the three months ended March 31, 2019 increased by $2.0 million, compared to the same period in 2018, attributable primarily to an increase of $980,000 in interest on higher levels of short-term borrowings, and an increase of $742,000 in interest on long-term debt, largely as a result of the issuance of the NYL Shelf Notes in May and November 2018 and term notes issued in December 2018 and January 2019 to finance the restoration of service to customers who lost service due to the impact of Hurricane Michael.
INCOME TAXES
For the quarter ended March 31, 2019 compared to the quarter ended March 31, 2018
Income tax expense was $9.6 million for the three months ended March 31, 2019, compared to $10.0 million in the same period in 2018. The decrease in income tax expense was attributed to the amortization of deferred taxes gross up associated with TCJA. Our effective income tax rate was 25.0 percent and 27.0 percent, for the three months ended March 31, 2019 and 2018, respectively.

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
Capital expenditures for investments in new or acquired plant and equipment are our largest capital requirements. Our capital expenditures were $33.8 million for the three months ended March 31, 2019.
The following table shows the 2019 capital expenditure budget of $168.2 million by segment and by business line:

2019
(dollars in thousands)
Regulated Energy:
Natural gas distribution	$64,143
Natural gas transmission	66,787
Electric distribution	5,949
Total Regulated Energy	136,879
Unregulated Energy:
Propane distribution	11,870
Energy transmission	8,345
Other unregulated energy	1,416
Total Unregulated Energy	21,631
Other:
Corporate and other businesses	9,705
Total Other	9,705
Total 2019 Budgeted Capital Expenditures	$168,215

The 2019 budget, excluding acquisitions, includes: Eastern Shore's 2017 Expansion Project and Del-Mar Energy Pathway Project, Florida's Palm Beach County Western Expansion and other potential pipeline projects, continued expenditures under Florida GRIP, further expansions of our natural gas distribution and transmission systems, continued natural gas infrastructure improvement activities, information technology systems, new buildings and facilities, and other strategic initiatives and investments.
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
The following table presents our capitalization, excluding and including short-term borrowings, as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
(in thousands)
Long-term debt, net of current maturities	$285,998	34%	$316,020	38%
Stockholders’ equity	543,659	66%	518,439	62%
Total capitalization, excluding short-term debt	$829,657	100%	$834,459	100%

	March 31, 2019		December 31, 2018
(in thousands)
Short-term debt	$276,393	24%	$294,458	26%
Long-term debt, including current maturities	357,507	30%	327,955	29%
Stockholders’ equity	543,659	46%	518,439	45%
Total capitalization, including short-term debt	$1,177,559	100%	$1,140,852	100%
Included in the long-term debt balances at March 31, 2019 and December 31, 2018, were finance lease obligations for Sandpiper and Sharp. Sandpiper entered into a capacity, supply and operating agreement which expires in May 2019. The capacity portion of this agreement is accounted for as a finance lease. At March 31, 2019 and December 31, 2018, the remaining balance of $249,000 and $620,000, respectively, was included in current maturities.
Sharp had previously entered into an agreement to rent property in Anne Arundel County, Maryland, which it subsequently acquired in April 2019 (at March 31, 2019, $660,000 of current maturities and at December 31, 2018, $690,000 of current maturities).
Our target ratio of equity to total capitalization, including short-term borrowings, is between 50 and 60 percent. Including the funds expended specifically related to the impact of Hurricane Michael, our equity to total capitalization ratio, including short-term borrowings, was 46.0 percent as of March 31, 2019. Excluding the funds expended for Hurricane Michael restoration activities, our equity to total capitalization ratio, including short-term borrowings, would have been approximately 49 percent. The Company seeks to align permanent financing with the in-service dates of its capital projects. The Company may utilize more temporary short-term debt when the financing cost is attractive as a bridge to the permanent long-term financing.
Term Notes
In December 2018, we issued a $30.0 million unsecured term note through PNC Bank N.A. with maturity of January 21, 2020. The interest rate at March 31, 2019 and December 31, 2018 was 3.24% and 3.23%, respectively, which equals one month LIBOR rate plus 75 basis points. In January 2019, we issued a $30.0 million unsecured term note through Branch Banking and Trust Company, with maturity of February 28, 2020. The interest rate at March 31, 2019 was 3.24% which equals one month LIBOR rate plus 75 basis points. These term notes totaling $60.0 million are included in the current maturities of long-term debt as of March 31, 2019.
Shelf Agreements
We have entered into Shelf Agreements with Prudential, MetLife and NYL who are under no obligation to purchase any unsecured debt. The proceeds received from the issuances of these shelf notes was used to reduce borrowings under the Revolver and/or lines of credit and/or to fund capital expenditures. We entered into the Prudential Shelf Agreement, totaling $150.0 million, in October 2015, and we issued $70.0 million of 3.25% unsecured debt in April 2017. The Prudential Shelf Agreement was then amended in September 2018 to increase the borrowing capacity back up to $150.0 million, and Prudential accepted our request to purchase our unsecured debt of $100.0 million at an interest rate of 3.98% on or before August 20, 2019. We entered into the NYL Shelf Agreement, totaling $100.0 million, in March 2017, and we issued unsecured debt totaling $100.0 million during 2018. The NYL Shelf Agreement was amended in November 2018 to add incremental borrowing capacity of $50.0 million. As of March 31, 2019, we had not requested that MetLife purchase unsecured senior debt under the MetLife Shelf Agreement, which we entered into in March 2017. The following table summarizes our shelf agreements borrowing information at March 31, 2019:

	Total Borrowing Capacity	Less: Amount of Debt Issued	Less: Unfunded Commitments	Remaining Borrowing Capacity
(in thousands)
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
Short-term Borrowings
Our outstanding short-term borrowings at March 31, 2019 and December 31, 2018 were $276.4 million and $294.5 million at weighted average interest rates of 3.75 percent and 3.44 percent, respectively. Our current short-term borrowing limit, authorized by our Board of Directors, is $370.0 million.
We utilize bank lines of credit to provide funds for our short-term cash needs to meet seasonal working capital requirements and to temporarily fund portions of the capital expenditure program. As of March 31, 2019, we had five unsecured bank credit facilities with four financial institutions totaling $220.0 million in available credit. In addition, we have a $150.0 million Revolver under which borrowings can be designated as short-term debt. The terms of the Revolver are further described below. None of the unsecured bank lines of credit requires compensating balances.
The $150.0 million Revolver is available through October 8, 2020 and is subject to the terms and conditions set forth in the credit agreement among us and the lenders related to the Revolver ("Credit Agreement"). Borrowings under the Revolver will be used for general corporate purposes, including repayments of short-term borrowings, working capital requirements and capital expenditures. Borrowings under the Revolver will bear interest at: (i) the LIBOR Rate plus an applicable margin of 1.25 percent or less, with such margin based on total indebtedness as a percentage of total capitalization, both as defined by the Credit Agreement, or (ii) the base rate plus 0.25 percent or less. Interest is payable quarterly, and the Revolver is subject to a commitment fee on the unused portion of the facility. We have the right, under certain circumstances, to extend the expiration date for up to two years on any anniversary date of the Revolver, with such extension subject to the lenders' approval. We may also request the lenders to increase the Revolver to $200.0 million, with any increase at the sole discretion of each lender.
Cash Flows
The following table provides a summary of our operating, investing and financing cash flows for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
(in thousands)
Net cash provided by (used in):
Operating activities	$40,486	$66,672
Investing activities	(43,369)	(62,971)
Financing activities	4,769	(3,319)
Net increase in cash and cash equivalents	1,886	382
Cash and cash equivalents—beginning of period	6,089	5,614
Cash and cash equivalents—end of period	$7,975	$5,996

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
During the three months ended March 31, 2019 and 2018, net cash provided by operating activities was $40.5 million and $66.7 million, respectively, resulting in a decrease in cash flows of $26.2 million. Significant operating activities generating the cash flows change were as follows:

•	Changes in net accounts receivable and accrued revenue and accounts payable and accrued liabilities decreased cash flows by $9.4 million, due primarily to the timing and receipt of payments.

•	Changes in net regulatory assets and liabilities decreased cash flows by $8.4 million, due primarily to the change in fuel costs collected through the various cost recovery mechanisms.

•	Net cash flows from changes in propane inventory, storage gas and other inventories decreased by approximately $5.2 million due primarily to lower levels of our inventory during 2018.

•
Net income, adjusted for reconciling activities, decreased cash flows by $5.4 million, primarily due to the absence of deferred tax assets pertaining to the availability and utilization of bonus depreciation during 2018, offset by an increase in net income and higher non-cash adjustments for depreciation and amortization related to increased investing activities.

Cash Flows Used in Investing Activities
Net cash used in investing activities totaled $43.4 million and $63.0 million during the three months ended March 31, 2019 and 2018, respectively, resulting in an increase in cash of $19.6 million. Cash paid for capital expenditures decreased by $19.9 million to $43.2 million for the first three months of 2019, compared to $63.1 million for the same period in 2018.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities totaled $4.8 million during the three months ended March 31, 2019 compared to net cash of $3.3 million used in financing activities during the prior year period resulting in an increase in cash flows of $8.1 million. The increase in net cash provided by financing activities resulted primarily from the following:

•
Increased cash flows of $5.0 million as a result of $30.0 million in proceeds from a term note issued in January 2019. During the three months ended March 31, 2018, we received $25.0 million in proceeds from the Revolver, which was advanced on a long-term basis.

•	Increased cash flows from lower repayments of short-term borrowing of $6.1 million under our line of credit arrangements.

•	Decreased cash flows of $2.3 million as a result of changes in cash overdrafts and;

•	Cash dividends of $5.9 million paid during the three months ended March 31, 2019, compared to $5.1 million for the three months ended March 31, 2018.
Off-Balance Sheet Arrangements
We have issued corporate guarantees to certain vendors of our subsidiaries that provide for the payment of propane and natural gas purchases in the event of the subsidiary’s default. The liabilities for these purchases are recorded in our financial statements when incurred. The aggregate amount guaranteed at March 31, 2019 was $77.3 million, with the guarantees expiring on various dates through December 2020.
We have issued letters of credit totaling $7.0 million related to the electric transmission services for FPU's northwest electric division, the firm transportation service agreement between TETLP and our Delaware and Maryland divisions, and to our current and previous primary insurance carriers with expiration dates extending through March 2020. There were no draws on these letters of credit as of March 31, 2019. We do not anticipate that the letters of credit will be drawn upon by the counterparties, and we expect that the letters of credit will be renewed to the extent necessary in the future. Additional information is presented in Note 6, Other Commitments and Contingencies in the condensed consolidated financial statements.

Contractual Obligations
There has been no material change in the contractual obligations presented in our 2018 Annual Report on Form 10-K, except for long-term debt and commodity purchase obligations entered into in the ordinary course of our business. The following table summarizes long-term debt and commodity purchase contract obligations at March 31, 2019:

	Payments Due by Period
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
(in thousands)
Long-term debt (1)	$70,600	$29,200	$45,700	$211,700	$357,200
Purchase obligations - Commodity (2)	112,947	34,384	13,483	11,762	172,576
Total	$183,547	$63,584	$59,183	$223,462	$529,776

(1) Excludes finance lease obligation, debt issuance costs and an unamortized discount of $307,000.
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
Rates and Regulatory Matters
Our natural gas distribution operations in Delaware, Maryland and Florida and electric distribution operation in Florida are subject to regulation by the respective state PSC; Eastern Shore is subject to regulation by the FERC; and Peninsula Pipeline is subject to regulation by the Florida PSC. At March 31, 2019, we were involved in regulatory matters in each of the jurisdictions in which we operate. Our significant regulatory matters are fully described in Note 4, Rates and Other Regulatory Activities, to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
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
Long-term debt is subject to potential losses based on changes in interest rates. Our long-term debt at March 31, 2019, consists of fixed-rate Senior Notes and $8.0 million of fixed-rate secured debt. We evaluate whether to refinance existing debt or permanently refinance existing short-term borrowings based in part on the fluctuation in interest rates. Additional information about our long-term debt is disclosed in Note 14, Long-term Debt, in the condensed consolidated financial statements.
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
We can store up to approximately 7 million gallons of propane (including leased storage and rail cars) during the winter season to meet our customers’ peak requirements and to serve metered customers. Decreases in the wholesale price of propane may cause the value of stored propane to decline, particularly if we utilize fixed price forward contracts for supply. To mitigate the risk of propane commodity price fluctuations on the inventory valuation, we have adopted a Risk Management Policy that allows our propane distribution operation to enter into fair value hedges, cash flow hedges or other economic hedges of our inventory.

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
The following table reflects the changes in the fair market value of financial derivatives contracts related to natural gas and propane purchases and sales from December 31, 2018 to March 31, 2019:

(in thousands)	Balance at December 31, 2018	Increase (Decrease) in Fair Market Value	Less Amounts Settled	Balance at March 31, 2019
PESCO	$(184)	$3,807	$(617)	$3,006
Sharp	(1,522)	354	585	(583)
Total	$(1,706)	$4,161	$(32)	$2,423
There were no changes in methods of valuations during the three months ended March 31, 2019.
The following is a summary of fair market value of financial derivatives as of March 31, 2019, by method of valuation and by maturity for each fiscal year period.

(in thousands)	2019	2020	2021	2022	Total Fair Value
Price based on ICE - PESCO	$18	$2,091	$848	$49	$3,006
Price based on Mont Belvieu - Sharp	(386)	(161)	(36)	—	(583)
Total	$(368)	$1,930	$812	$49	$2,423
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and Chief Financial Officer of Chesapeake Utilities, with the participation of other Company officials, have evaluated our “disclosure controls and procedures” (as such term is defined under Rules 13a-15(e) and 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2019. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting
Beginning January 1, 2019, we adopted ASU 2016-02, Leases. The impacts of the adoption are discussed in detail in Note 1, Summary of Accounting Policies, and Note 15, Leases, in the notes to the condensed consolidated financial statements within this Form 10-Q. In conjunction with this adoption, we implemented changes to our controls related to leases, which were not material to our internal controls over financial reporting. These included the development of new policies for the identification of leases and other ongoing monitoring activities. These controls were designed to provide assurance, at a reasonable level, of the fair presentation of our condensed consolidated financial statements and related disclosures. During the quarter ended March 31, 2019, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the year ended December 31, 2018, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC in connection with evaluating Chesapeake Utilities, our business and the forward-looking statements contained in this Quarterly Report on Form 10-Q. Additional risks and uncertainties not known to us at present, or that we currently deem immaterial, also may affect Chesapeake Utilities. The occurrence of any of these known or unknown risks could have a material adverse impact on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
Period	Purchased	per Share	or Programs (2)	or Programs (2)
January 1, 2019 through January 31, 2019 (1)	388	$81.65	—	—
February 1, 2019 through February 28, 2019	—	$—	—	—
March 1, 2019 through March 31, 2019	—	$—	—	—
Total	388	$81.65	—	—

(1) Chesapeake Utilities purchased shares of common stock on the open market for the purpose of reinvesting the dividend on shares held in the Rabbi Trust accounts for certain directors and senior executives under the Non-Qualified Deferred Compensation Plan. The Non-Qualified Deferred Compensation Plan is discussed in detail in Item 8 under the heading “Notes to the Consolidated Financial Statements—Note 9, Employee Benefit Plans” in our latest Annual Report on Form 10-K for the year ended December 31, 2018. During the quarter ended March 31, 2019, 388 shares were purchased through the reinvestment of dividends on deferred stock units.
(2) Except for the purposes described in Footnote (1), Chesapeake Utilities has no publicly announced plans or programs to repurchase its shares.

Item 3. Defaults upon Senior Securities
None.

Item 5. Other Information

None.

Item 6.	Exhibits

10.1*	Term Note issued by Chesapeake Utilities Corporation in favor of Branch Banking and Trust Company on January 31, 2019.

10.2*	Term Loan Credit Agreement, dated January 31, 2019, by and between Chesapeake Utilities Corporation and Branch Banking and Trust Company.

31.1*	Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350.

32.2*	Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE UTILITIES CORPORATION

/S/ BETH W. COOPER
Beth W. Cooper Executive Vice President, Chief Financial Officer, and Assistant Corporate Secretary
Date: May 8, 2019

