Form 10-Q
period 2019-06-30
CHESAPEAKE UTILITIES CORP
filed 2019-08-08
CIK 19745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2019
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Common Stock, par value $0.4867 — 16,403,776 shares outstanding as of July 31, 2019.

GLOSSARY OF DEFINITIONS
ASC: Accounting Standards Codification issued by the FASB
Aspire Energy: Aspire Energy of Ohio, LLC
ASU: Accounting Standards Update issued by the FASB
CDD: Cooling Degree-Day
Chesapeake or Chesapeake Utilities: Chesapeake Utilities Corporation, and its direct and indirect subsidiaries, as appropriate in the context of the disclosure
CHP: Combined heat and power plant
Company: Chesapeake Utilities Corporation, and its direct and indirect subsidiaries, as appropriate in the context of the disclosure
Degree-Day: A degree-day is the measure of the variation in the weather based on the extent to which the average daily temperature (from 10:00 am to 10:00 am) falls above (CDD) or below (HDD) 65 degrees Fahrenheit
Delmarva Peninsula: A peninsula on the east coast of the U. S. occupied by Delaware and portions of Maryland and Virginia
Dt(s): Dekatherm(s), which is a natural gas unit of measurement that includes a standard measure for heating value
Dts/d: Dekatherms per day
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
Marlin Gas Services: Marlin Gas Services, LLC, a wholly-owned subsidiary of Chesapeake Utilities that acquired certain operating assets of Marlin Gas Transport, Inc.
Marlin Gas Transport: Marlin Gas Transport, Inc., a former supplier of mobile compressed natural gas distribution and pipeline solutions
MetLife: MetLife Investment Advisors, an institutional debt investment management firm, with which we entered into the MetLife Shelf Agreement
MGP: Manufactured gas plant, which is a site where coal was previously used to manufacture gaseous fuel for industrial, commercial and residential use
MTM: Mark-to-Market (fair value accounting)
NYL: New York Life Investors LLC, an institutional debt investment management firm, with which Chesapeake Utilities entered into a Shelf Agreement
Peninsula Pipeline: Peninsula Pipeline Company, Inc., a wholly-owned subsidiary of Chesapeake Utilities

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
(in thousands, except shares and per share data)
Operating Revenues
Regulated Energy	$73,403	$70,504	$177,021	$179,897
Unregulated Energy and other	57,500	66,160	181,498	196,123
Total Operating Revenues	130,903	136,664	358,519	376,020
Operating Expenses
Regulated Energy cost of sales	18,317	20,010	54,833	68,241
Unregulated Energy and other cost of sales	42,476	49,393	132,179	149,219
Operations	32,696	36,281	69,839	68,983
Maintenance	3,600	3,619	7,280	7,211
Gain from a settlement	(130)	(130)	(130)	(130)
Depreciation and amortization	11,609	9,839	22,684	19,543
Other taxes	4,899	4,404	10,405	9,299
Total Operating Expenses	113,467	123,416	297,090	322,366
Operating Income	17,436	13,248	61,429	53,654
Other expense, net	(316)	(262)	(361)	(194)
Interest charges	5,655	3,881	11,365	7,545
Income Before Income Taxes	11,465	9,105	49,703	45,915
Income taxes	3,161	2,718	12,735	12,674
Net Income	$8,304	$6,387	$36,968	$33,241
Weighted Average Common Shares Outstanding:
Basic	16,401,028	16,369,641	16,393,022	16,360,540
Diluted	16,445,743	16,417,082	16,439,333	16,410,061
Earnings Per Share of Common Stock:
Basic	$0.51	$0.39	$2.26	$2.03
Diluted	$0.50	$0.39	$2.25	$2.03
The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
(in thousands)
Net Income	$8,304	$6,387	$36,968	$33,241
Other Comprehensive Income (Loss), net of tax:
Employee Benefits, net of tax:
Amortization of prior service cost, net of tax of $(5), $(5), $(10) and $(11), respectively	(14)	(14)	(29)	(28)
Net gain, net of tax of $42, $41, $86 and $80, respectively	121	108	242	217
Cash Flow Hedges, net of tax:
Unrealized gain (loss) on commodity contract cash flow hedges, net of tax of $(850), $429, $343 and $(327), respectively	(2,115)	1,061	868	(728)
Total Other Comprehensive Income (Loss), net of tax	(2,008)	1,155	1,081	(539)
Comprehensive Income	$6,296	$7,542	$38,049	$32,702
The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

Assets	June 30, 2019	December 31, 2018
(in thousands, except shares and per share data)
Property, Plant and Equipment
Regulated Energy	$1,380,591	$1,297,416
Unregulated Energy	245,738	237,682
Other businesses and eliminations	30,347	34,585
Total property, plant and equipment	1,656,676	1,569,683
Less: Accumulated depreciation and amortization	(321,284)	(294,295)
Plus: Construction work in progress	85,630	108,584
Net property, plant and equipment	1,421,022	1,383,972
Current Assets
Cash and cash equivalents	7,254	6,089
Trade and other receivables (less allowance for uncollectible accounts of $1,190 and $1,108, respectively)	48,908	85,404
Accrued revenue	12,724	27,499
Propane inventory, at average cost	5,143	9,791
Other inventory, at average cost	7,778	7,127
Regulatory assets	6,842	4,796
Storage gas prepayments	4,143	6,603
Income taxes receivable	10,984	15,300
Prepaid expenses	5,873	10,079
Derivative assets, at fair value	10,571	13,165
Other current assets	4,022	5,684
Total current assets	124,242	191,537
Deferred Charges and Other Assets
Goodwill	25,785	25,837
Other intangible assets, net	5,611	6,207
Investments, at fair value	8,821	6,711
Operating lease right-of-use assets (refer to Note 15)	12,404	—
Regulatory assets	76,945	72,422
Other assets	6,212	6,985
Total deferred charges and other assets	135,778	118,162
Total Assets	$1,681,042	$1,693,671

The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

Capitalization and Liabilities	June 30, 2019	December 31, 2018
(in thousands, except shares and per share data)
Capitalization
Stockholders’ equity
Preferred stock, par value $0.01 per share (authorized 2,000,000 shares), no shares issued and outstanding	$—	$—
Common stock, par value $0.4867 per share (authorized 50,000,000 shares)	7,984	7,971
Additional paid-in capital	256,385	255,651
Retained earnings	285,762	261,530
Accumulated other comprehensive loss	(5,747)	(6,713)
Deferred compensation obligation	4,694	3,854
Treasury stock	(4,694)	(3,854)
Total stockholders’ equity	544,384	518,439
Long-term debt, net of current maturities	275,924	316,020
Total capitalization	820,308	834,459
Current Liabilities
Current portion of long-term debt	75,600	11,935
Short-term borrowing	301,226	294,458
Accounts payable	50,645	129,804
Customer deposits and refunds	29,839	34,155
Accrued interest	2,073	2,317
Dividends payable	6,644	6,060
Accrued compensation	8,699	13,923
Regulatory liabilities	10,168	7,883
Derivative liabilities, at fair value	10,994	14,871
Other accrued liabilities	16,527	12,828
Total current liabilities	512,415	528,234
Deferred Credits and Other Liabilities
Deferred income taxes	164,421	156,820
Regulatory liabilities	133,858	135,039
Environmental liabilities	6,994	7,638
Other pension and benefit costs	29,675	28,513
Operating lease - liabilities (refer to Note 15)	10,710	—
Deferred investment tax credits and other liabilities	2,661	2,968
Total deferred credits and other liabilities	348,319	330,978
Environmental and other commitments and contingencies (Notes 5 and 6)
Total Capitalization and Liabilities	$1,681,042	$1,693,671
The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2019	2018
(in thousands)
Operating Activities
Net income	$36,968	$33,241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,684	19,543
Depreciation and accretion included in other costs	4,322	4,428
Deferred income taxes	7,746	7,668
Realized (gain) loss on commodity contracts/sale of assets/investments	(572)	3,857
Unrealized gain on investments/commodity contracts	(1,089)	(114)
Employee benefits and compensation	764	456
Share-based compensation	1,095	2,247
Other, net	—	(23)
Changes in assets and liabilities:
Accounts receivable and accrued revenue	51,362	32,230
Propane inventory, storage gas and other inventory	6,458	9,844
Regulatory assets/liabilities, net	(1,610)	11,035
Prepaid expenses and other current assets	9,660	11,523
Accounts payable and other accrued liabilities	(56,902)	(26,152)
Income taxes receivable	4,316	8,358
Customer deposits and refunds	(4,316)	(2,733)
Accrued compensation	(5,365)	(5,196)
Other assets and liabilities, net	(946)	(1,860)
Net cash provided by operating activities	74,575	108,352
Investing Activities
Property, plant and equipment expenditures	(90,443)	(126,811)
Proceeds from sales of assets	207	323
Environmental expenditures	(644)	(173)
Net cash used in investing activities	(90,880)	(126,661)
Financing Activities
Common stock dividends	(11,759)	(10,301)
Issuance of stock under the Dividend Reinvestment Plan	(368)	(328)
Tax withholding payments related to net settled stock compensation	(692)	(1,210)
Change in cash overdrafts due to outstanding checks	548	632
Net borrowings (repayments) under line of credit agreements	6,220	(16,313)
Proceeds from long-term debt	29,956	74,916
Repayment of long-term debt, long-term borrowing under the Revolver and capital lease obligation	(6,435)	(30,189)
Net cash provided by financing activities	17,470	17,207
Net Increase (Decrease) in Cash and Cash Equivalents	1,165	(1,102)
Cash and Cash Equivalents—Beginning of Period	6,089	5,614
Cash and Cash Equivalents—End of Period	$7,254	$4,512
The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock (1)
(in thousands, except shares and per share data)	Number of Shares(2)	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation	Treasury Stock	Total
Balance at December 31, 2017	16,344,442	$7,955	$253,470	$229,141	$(4,272)	$3,395	$(3,395)	$486,294
Net income	—	—	—	26,854	—	—	—	26,854
Cumulative effect of the adoption of ASU 2014-09	—	—	—	(1,498)	—	—	—	(1,498)
Reclassification upon the adoption of ASU 2018-02	—	—	—	907	(907)	—	—	—
Other comprehensive loss	—	—	—	—	(1,694)	—	—	(1,694)
Dividend declared ($0.3250 per share)	—	—	—	(5,380)	—	—	—	(5,380)
Dividend reinvestment plan	—	—	(1)	—	—	—	—	(1)
Share-based compensation and tax benefit (3)(4)	19,350	9	657	—	—	—	—	666
Treasury stock activities	—	—	—	—	—	178	(178)	—
Balance at March 31, 2018	16,363,792	7,964	254,126	250,024	(6,873)	3,573	(3,573)	505,241
Net income	—	—	—	6,387	—	—	—	6,387
Other comprehensive income	—	—	—	—	1,155	—	—	1,155
Dividend declared ($0.3700 per share)	—	—	—	(6,034)	—	—	—	(6,034)
Dividend reinvestment plan	—	—	(1)	—	—	—	—	(1)
Share-based compensation and tax benefit (3)(4)	14,753	7	1,231	—	—	—	—	1,238
Treasury stock activities	—	—	—	—	—	209	(209)	—
Balance at June 30, 2018	16,378,545	$7,971	$255,356	$250,377	$(5,718)	$3,782	$(3,782)	$507,986

Balance at December 31, 2018	16,378,545	$7,971	$255,651	$261,530	$(6,713)	$3,854	$(3,854)	$518,439
Net income	—	—	—	28,664	—	—	—	28,664
Prior period reclassification	—	—	—	115	(115)	—	—	—
Other comprehensive income	—	—	—	—	3,089	—	—	3,089
Dividend declared ($0.3700 per share)	—	—	—	(6,198)	—	—	—	(6,198)
Dividend reinvestment plan	—	—	(1)	—	—	—	—	(1)
Share-based compensation and tax benefit (3) (4)	18,472	9	(343)	—	—	—	—	(334)
Treasury stock activities	—	—	—	—	—	522	(522)	—
Balance at March 31, 2019	16,397,017	7,980	255,307	284,111	(3,739)	4,376	(4,376)	543,659
Net income	—	—	—	8,304	—	—	—	8,304
Other comprehensive loss	—	—	—	—	(2,008)	—	—	(2,008)
Dividend declared ($0.4050 per share)	—	—	—	(6,653)	—	—	—	(6,653)
Dividend reinvestment plan	—	—	(1)	—	—	—	—	(1)
Share-based compensation and tax benefit (3) (4)	6,759	4	1,079	—	—	—	—	1,083
Treasury stock activities	—	—	—	—	—	318	(318)	—
Balance at June 30, 2019	16,403,776	$7,984	$256,385	$285,762	$(5,747)	$4,694	$(4,694)	$544,384

(1)
2,000,000 shares of preferred stock at $0.01 par value have been authorized. No shares have been issued or are outstanding; accordingly, no information has been included in the statements of stockholders’ equity.

(2)
Includes 105,409 shares at June 30, 2019, 97,053 shares at December 31, 2018, 96,204 shares at June 30, 2018 and 90,961 shares at December 31, 2017, respectively, held in a Rabbi Trust related to our Non-Qualified Deferred Compensation Plan.

(3)	Includes amounts for shares issued for directors’ compensation.

(4)
The shares issued under the SICP are net of shares withheld for employee taxes. For the three months ended June 30, 2018, we withheld 6,482 shares for employee taxes. We did not withhold any shares for employee taxes for the three months ended June 30, 2019. For the six months ended June 30, 2019 and 2018, we withheld 7,635 and 16,918 shares, respectively, for employee taxes.

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
Where necessary to improve comparability, prior period amounts have been changed to conform to current period presentation.

Marlin Gas Transport and Ohl Fuel Oil Acquisitions
In December 2018, Marlin Gas Services acquired certain operating assets of Marlin Gas Transport. The acquisition allows us to offer solutions to supply interruption scenarios and other situations where pipeline supplies are unavailable or inadequate to meet customer requirements.
In December 2018, Sharp acquired certain propane operating assets and customers of R. F. Ohl Fuel Oil, Inc. ("Ohl"), which provides propane distribution service to approximately 2,500 residential and commercial customers in Pennsylvania.
We initially accounted for the purchases of the operating assets of Marlin Gas Transport and Ohl, which totaled approximately $18.4 million, as business combinations within our Unregulated Energy segment. Goodwill of $4.8 million, related to the Marlin Gas Transport acquisition, and $1.5 million, associated with the Ohl acquisition, were initially recorded at the close of these transactions. In the second quarter of 2019, we recorded a reduction to the purchase price for Ohl of $0.2 million upon completing our inspection of the assets purchased.  The purchase price adjustment was recorded as a reduction in our property, plant and equipment balance.  The amounts recorded in conjunction with these acquisitions are preliminary and subject to adjustment based on additional valuations performed during the measurement period. Due to the timing of these acquisitions, the revenue and operating income from these acquisitions in 2018 were immaterial. For the quarter and six months ended June 30, 2019, these acquisitions generated the following operating revenue and income:

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Operating Revenue	Operating Income	Operating Revenue	Operating Income
(in thousands)
Marlin Gas Services	$1,108	$48	$3,541	$1,423
Ohl propane acquisition	$174	$(61)	$997	$212

FASB Statements and Other Authoritative Pronouncements
Recently Adopted Accounting Standards
Leases (ASC 842) - In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. The standard establishes a right of use model that requires a lessee to recognize a right of use asset and lease liability for all leases with a term greater than 12 months. The update also expands the required quantitative and qualitative disclosures surrounding leases. ASC 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; ASU No. 2018-11, Targeted Improvements; and ASU No. 2019-01, Codification Improvements. We adopted ASU 2016-02 and the related amendments on January 1, 2019, and used the optional transition method for all existing leases. The optional transition method enabled us to adopt the new standard as of the beginning of the period of adoption and did not require restatement of prior period financial information. As a result, prior period financial information was not recast and continues to be reported under the accounting guidance effective during those periods.
At adoption, we elected the following practical expedients: (1) the ‘package of practical expedients,’ pursuant to which we did not need to reassess our prior conclusions about lease identification, lease classification and initial direct costs, (2) the ‘use-of-hindsight’ practical expedient, which allowed us to use hindsight in assessing impairment of our existing land easements, (3) the creation of an accounting policy for short-term leases resulting in lease payments being recorded as an expense on a straight-line basis over the lease term, and (4) the aggregation, rather than separation, of the lease and non-lease components for all leases.

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
Recent Accounting Standards Yet to be Adopted
Financial Instruments - Credit Losses (ASC 326) - In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which changes how an entity accounts for credit losses for most financial assets and certain other instruments, and subsequent guidance which served to clarify or amend the original standard. ASU 2016-13 and the related amendments require entities to estimate lifetime expected credit losses for trade receivables and to provide additional disclosure related to credit losses. ASU 2016-13 will be effective for our annual and interim financial statements beginning in January 1, 2020 and is not expected to have a material impact on our financial position or results of operations.
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

2.	Calculation of Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
(in thousands, except shares and per share data)
Calculation of Basic Earnings Per Share:

Net Income	$8,304	$6,387	$36,968	$33,241
Weighted average shares outstanding	16,401,028	16,369,641	16,393,022	16,360,540
Basic Earnings Per Share	$0.51	$0.39	$2.26	$2.03

Calculation of Diluted Earnings Per Share:
Reconciliation of Numerator:
Net Income	$8,304	$6,387	$36,968	$33,241
Reconciliation of Denominator:
Weighted shares outstanding—Basic	16,401,028	16,369,641	16,393,022	16,360,540
Effect of dilutive securities—Share-based compensation	44,715	47,441	46,311	49,521
Adjusted denominator—Diluted	16,445,743	16,417,082	16,439,333	16,410,061
Diluted Earnings Per Share	$0.50	$0.39	$2.25	$2.03

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
The following table displays our revenue by major source based on product and service type for the three months ended June 30, 2019 and 2018:

	Three months ended June 30, 2019				Three Months Ended June 30, 2018
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Energy distribution
Delaware natural gas division	$8,256	$—	$—	$8,256	$11,882	$—	$—	$11,882
Florida natural gas division	7,015	—	—	7,015	6,317	—	—	6,317
FPU electric distribution	20,464	—	—	20,464	18,362	—	—	18,362
FPU natural gas distribution	18,663	—	—	18,663	18,281	—	—	18,281
Maryland natural gas division	3,186	—	—	3,186	4,001	—	—	4,001
Sandpiper natural gas/propane operations	3,482	—	—	3,482	4,367	—	—	4,367
Total energy distribution	61,066	—	—	61,066	63,210	—	—	63,210

Energy transmission
Aspire Energy	—	5,421	—	5,421	—	5,854	—	5,854
Eastern Shore	17,740	—	—	17,740	14,502	—	—	14,502
Peninsula Pipeline	3,565	—	—	3,565	2,968	—	—	2,968
Total energy transmission	21,305	5,421	—	26,726	17,470	5,854	—	23,324

Energy generation
Eight Flags	—	4,235	—	4,235	—	4,230	—	4,230

Propane operations
Propane delivery operations	—	17,018	—	17,018	—	20,206	—	20,206

Energy services
Marlin Gas Services	—	1,108	—	1,108	—	—	—	—
PESCO - Natural Gas Marketing	—	41,280	—	41,280	—	48,798	—	48,798
Total energy services	—	42,388	—	42,388	—	48,798	—	48,798

Other and eliminations
Eliminations	(8,968)	(2,628)	(9,536)	(21,132)	(10,176)	(3,248)	(10,379)	(23,803)
Other	—	470	132	602	—	505	194	699
Total other and eliminations	(8,968)	(2,158)	(9,404)	(20,530)	(10,176)	(2,743)	(10,185)	(23,104)

Total operating revenues (1)	$73,403	$66,904	$(9,404)	$130,903	$70,504	$76,345	$(10,185)	$136,664
(1) Total operating revenues for the three months ended June 30, 2019, include other revenue (revenues from sources other than contracts with customers) of $(0.3) million and $0.1 million for our Regulated and Unregulated Energy segments, respectively, and $(0.4) million and $0.1 million for our Regulated and Unregulated Energy segments, respectively, for the three months ended June 30, 2018. The sources of other revenues include revenue from alternative revenue programs related to revenue normalization for the Maryland division and Sandpiper and late fees.

The following table displays our revenue by major source based on product and service type for the six months ended June 30, 2019 and 2018:

	Six months ended June 30, 2019				Six months ended June 30, 2018
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Energy distribution
Delaware natural gas division	$35,805	$—	$—	$35,805	$43,954	$—	$—	$43,954
Florida natural gas division	14,915	—	—	14,915	12,180	—	—	12,180
FPU electric distribution	34,842	—	—	34,842	37,103	—	—	37,103
FPU natural gas distribution	42,449	—	—	42,449	41,494	—	—	41,494
Maryland natural gas division	13,233	—	—	13,233	14,673	—	—	14,673
Sandpiper natural gas/propane operations	10,564	—	—	10,564	13,331	—	—	13,331
Total energy distribution	151,808	—	—	151,808	162,735	—	—	162,735

Energy transmission
Aspire Energy	—	18,892	—	18,892	—	17,931	—	17,931
Eastern Shore	36,796	—	—	36,796	30,100	—	—	30,100
Peninsula Pipeline	7,131	—	—	7,131	5,065	—	—	5,065
Total energy transmission	43,927	18,892	—	62,819	35,165	17,931	—	53,096

Energy generation
Eight Flags	—	8,377	—	8,377	—	8,608	—	8,608

Propane operations
Propane delivery operations	—	63,143	—	63,143	—	72,311	—	72,311

Energy services
Marlin Gas Services	—	3,541	—	3,541	—	—	—	—
PESCO - Natural Gas Marketing	—	118,302	—	118,302		130,357	—	130,357
Total energy services	—	121,843	—	121,843	—	130,357	—	130,357

Other and eliminations
Eliminations	(18,714)	(8,123)	(23,773)	(50,610)	(18,003)	(8,494)	(25,976)	(52,473)
Other	—	875	264	1,139	—	999	387	1,386
Total other and eliminations	(18,714)	(7,248)	(23,509)	(49,471)	(18,003)	(7,495)	(25,589)	(51,087)

Total operating revenues (1)	$177,021	$205,007	$(23,509)	$358,519	$179,897	$221,712	$(25,589)	$376,020
(1) Total operating revenues for the six months ended June 30, 2019, include other revenue (revenues from sources other than contracts with customers) of $(0.2) million and $0.2 million for our Regulated and Unregulated Energy segments, respectively, and $(0.9) million and $0.2 million for our Regulated and Unregulated Energy segments, respectively, for the six months ended June 30, 2018. The sources of other revenues include revenue from alternative revenue programs related to revenue normalization for the Maryland division and Sandpiper and late fees.
- 11

Contract balances
The timing of revenue recognition, customer billings and cash collections results in trade receivables, unbilled receivables (contract assets), and customer advances (contract liabilities) in our condensed consolidated balance sheets. The balances of our trade receivables, contract assets, and contract liabilities as of December 31, 2018 and June 30, 2019 were as follows:

	Trade Receivables	Contract Assets (Current)	Contract Assets (Non-current)	Contract Liabilities (Current)
(in thousands)
Balance at 12/31/2018	$83,214	—	$2,614	$480
Balance at 6/30/2019	47,254	18	3,051	316
Increase (decrease)	$(35,960)	$18	$437	$(164)

Our trade receivables are included in trade and other receivables in the condensed consolidated balance sheets. Our current contract assets are included in other current assets in the condensed consolidated balance sheet. Our non-current contract assets are included in other assets in the condensed consolidated balance sheet and primarily relate to operations and maintenance costs incurred by Eight Flags that have not yet been recovered through rates for the sale of electricity to our electric distribution operation pursuant to a long-term service agreement.

At times, we receive advances or deposits from our customers before we satisfy our performance obligation, resulting in contract liabilities. Contract liabilities are included in other accrued liabilities in the condensed consolidated balance sheet and relate to non-refundable prepaid fixed fees for our Delmarva Peninsula propane delivery operation's retail offerings. Our performance obligation is satisfied over the term of the respective retail offering plan on a ratable basis. For the three months ended June 30, 2019 and 2018, we recognized revenue of $0.2 million and $0.1 million, respectively. For the six months ended June 30, 2019 and 2018, we recognized revenue of $0.5 million and $0.3 million, respectively.

Remaining performance obligations
Our businesses have long-term fixed fee contracts with customers in which revenues are recognized when performance obligations are satisfied over the contract term. Revenue for these businesses for the remaining performance obligations, at June 30, 2019, are expected to be recognized as follows:

(in thousands)	2019	2020	2021	2022	2023	2024	2025 and thereafter
Eastern Shore and Peninsula Pipeline	$19,210	$36,835	$33,519	$26,575	$21,148	$18,969	$193,651
Natural gas distribution operations	2,007	3,624	3,403	3,369	2,971	2,957	27,941
PESCO - Natural Gas Marketing	2,903	7,529	1,925	23	—	—	—
FPU electric distribution	149	297	297	109	—	—	—
Total revenue contracts with remaining performance obligations	$24,269	$48,285	$39,144	$30,076	$24,119	$21,926	$221,592

4.	Rates and Other Regulatory Activities

Our natural gas and electric distribution operations in Delaware, Maryland and Florida are subject to regulation by their respective PSC; Eastern Shore, our natural gas transmission subsidiary, is subject to regulation by the FERC; and Peninsula Pipeline, our intrastate pipeline subsidiary, is subject to regulation by the Florida PSC.
Delaware
Effect of the TCJA on Customers: On January 31, 2019, the Delaware PSC approved the as-filed Delaware Division Delivery Service Rates reflecting the impact of the TCJA.  The new rates went into effect March 1, 2019. The refunds, which were retroactive to February 2018, were completed prior to the mandated deadline of June 30, 2019.  The order also provided for a line item billing credit that went into effect on April 1, 2019, for the return of the excess accumulated deferred income taxes ("ADIT").  Additional information on the TCJA impact is included in the table at the end of this Note 4, Rates and Other Regulatory Activities.
Weather Normalization Adjustment: In January 2019, we filed with the Delaware PSC an application requesting approval to implement a weather normalization adjustment. The proposed weather normalization adjustment would have provided either a billing credit (during colder than normal weather) or surcharge (during warmer than normal weather) designed to produce natural gas bills for customers that reflect normal temperatures. The weather normalization adjustment would have ensured we did not over or under-collect Delaware PSC authorized levels of distribution revenues due to weather variability. The Delaware PSC issued an order on March 19, 2019 to open a docket. In July 2019, the Delaware Division withdrew the petition and is planning, as proposed by the Delaware PSC, to include a weather normalization adjustment in its next rate case.
Florida
Electric Limited Proceeding-Storm Recovery: In February 2018, FPU filed a petition with the Florida PSC, requesting recovery of incremental storm restoration costs related to several hurricanes and tropical storms, along with the replenishment of the storm reserve to its pre-storm level of $1.5 million. As a result of these hurricanes and tropical storms, FPU’s storm reserve was depleted and, at the time of this filing, had a deficit of $0.8 million. This matter went to hearing in December 2018 and was subsequently approved at the March 5, 2019 Agenda with the Final Order issued on March 25, 2019. FPU received approval to include a surcharge of $1.54 per 1,000-kilowatt hour on customer bills for two years beginning in April 2019, to recover storm-related costs and replenish the storm reserve.
Hurricane Michael: In October 2018, Hurricane Michael passed through FPU's electric distribution operation's service territory in Northwest Florida. The hurricane caused widespread and severe damage to FPU's infrastructure resulting in 100 percent of its customers in the Northwest Florida service territory losing electrical service. FPU, after exerting extraordinary hurricane restoration efforts, restored service to those customers who were able to accept it. FPU expended more than $65 million to restore service, which has been recorded as new plant and equipment, charged against FPU’s accumulated depreciation or charged against FPU’s storm reserve. In conjunction with the hurricane-related expenditures, we executed two 13-month unsecured term loans as temporary financing, each in the amount of $30 million. The interest cost associated with these loans is one-month LIBOR rate plus 75 points. One of the term loans was executed in December 2018; the other was executed in January 2019. While there is a short-term negative impact, the storm is not expected to have a significant impact on our financial results going forward, assuming recovery is granted through the regulatory process. We expect to file the necessary regulatory filings in the third quarter of 2019 to seek recovery of the restoration costs incurred, including eligible financing costs.
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
Natural Gas Depreciation Study: In March 2019, FPU filed a petition, with the Florida PSC, for approval of its Consolidated Natural Gas depreciation rates. If approved, the new rates will decrease expense approximately $0.3 million annually and be effective retro-actively to January 2019. The petition is on the Florida PSC's September 2019 Agenda for approval.
Auburndale Project: In June 2019, Peninsula Pipeline filed with the Florida PSC for approval of its Transportation Service Agreement with the Florida Division of Chesapeake Utilities. Peninsula Pipeline will purchase existing pipeline owned by the Florida Division of Chesapeake Utilities and Calpine and construct pipeline in Polk County, Florida. Peninsula Pipeline will provide transportation service to the Florida Division of Chesapeake Utilities increasing both delivery capacity and downstream pressure as well as introducing a secondary source of natural gas for the Florida Division of Chesapeake Utilities' distribution system. The petition is on the Florida PSC's August 2019 Agenda for approval.
Palm Beach Expansion Project: In June 2019, Peninsula Pipeline filed with the Florida PSC for approval of its Transportation Service Agreement with FPU. Peninsula Pipeline will construct several new interconnection points and pipeline expansions in Palm Beach County, Florida, which will enable FPU to serve an industrial research park and several new residential developments. Peninsula Pipeline will provide transportation service to FPU, increasing reliability, system pressure as well as introducing diversity in fuel source for natural gas to serve the increased demand in these areas. The petition is on the Florida PSC's August 2019 Agenda for approval.
Maryland Division and Sandpiper
There were no material regulatory matters during the quarter.
Eastern Shore
Del-Mar Energy Pathway Project: In September 2018, Eastern Shore filed a Certificate Application with the FERC, requesting authorization to construct and operate the Del-Mar Energy Pathway project, which will provide an additional 14,300 Dts/d of firm service to four customers. Facilities to be constructed include six miles of pipeline looping in Delaware; 13 miles of new mainline extension in Sussex County, Delaware and Somerset County, Maryland; and new pressure control and delivery stations in these counties. The benefits of this project include: (i) additional natural gas transmission pipeline infrastructure in eastern Sussex County, Delaware, and (ii) extension of Eastern Shore’s pipeline system, for the first time, into Somerset County, Maryland. During the fourth quarter of 2018, the FERC held a full project area scoping meeting in Sussex County, Delaware and issued a Notice of Schedule for Environmental Review. The Environmental Assessment for the Del-Mar Energy Pathway project was issued in April 2019; however, final FERC authorization is still pending. Eastern Shore anticipates that this project will be fully in-service by mid-2021, contingent upon the FERC issuing authorization for the project in the third quarter of 2019.

Summary TCJA Table

The following table summarizes the TCJA impact on our regulated businesses:

	Regulatory Liabilities related to ADIT
Operation and Regulatory Jurisdiction	Amount (in thousands)	Status	Status of Customer Rate impact related to lower federal corporate income tax rate
Eastern Shore (FERC)	$34,190	Will be addressed in Eastern Shore's next rate case filing.	Implemented one-time bill credit (totaling $0.9 million) in April 2018. Customer rates adjusted in April 2018.
Delaware Division (Delaware PSC)	$12,906	PSC approved amortization of ADIT in January 2019.	Implemented one-time bill credit (totaling $1.5 million) in April 2019. Customer rates adjusted in March 2019.
Maryland Division (Maryland PSC)	$4,143	PSC approved amortization of ADIT in May 2018.	Implemented one-time bill credit (totaling $0.4 million) in July 2018. Customer rates adjusted effective May 1, 2018.
Sandpiper Energy (Maryland PSC)	$3,790	PSC approved amortization of ADIT in May 2018.	Implemented one-time bill credit (totaling $0.6 million) in July 2018 - Customer rates adjusted effective May 1, 2018.
Chesapeake Florida Gas Division/Central Florida Gas (Florida PSC)	$8,318	PSC issued order authorizing amortization and retention of net ADIT liability by the Company in February 2019.
Florida PSC's final order was issued in February 2019. Excluding GRIP, tax savings arising from the TCJA rate reduction will be retained by the Company.

GRIP: Tax savings for 2018 will be refunded to customers in 2020 through the annual GRIP cost recovery mechanism. Future customer GRIP surcharges will be adjusted to reflect tax savings associated with TCJA.

FPU Natural Gas (excludes Fort Meade and Indiantown) (Florida PSC)	$19,173	Same treatment on a net basis as Chesapeake Florida Gas Division (above).	Same treatment on a net basis as Chesapeake Florida Gas Division (above).
FPU Fort Meade and Indiantown Divisions	$298	Same treatment on a net basis as Chesapeake Florida Gas Division (above).	Tax rate reduction: The impact was immaterial for the divisions. GRIP (Applicable to Fort Meade division only): Same treatment as Chesapeake Florida Gas Division (above).
FPU Electric (Florida PSC)	$5,858	In January 2019, PSC issued order approving amortization of ADIT through purchased power cost recovery, storm reserve and rates.	TCJA benefit will flow back to its customers through a combination of reductions to the fuel cost recovery rate, base rates, as well as application to the storm reserve over the next several years.

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
As of June 30, 2019 and December 31, 2018, we had approximately $8.5 million and $9.1 million, respectively, in environmental liabilities related to FPU’s MGP sites in Key West, Pensacola, Sanford and West Palm Beach. FPU has approval to recover, from insurance and through customer rates, up to $14.0 million of its environmental costs related to its MGP sites. As of June 30, 2019 and December 31, 2018, we had recovered approximately $11.7 million and $11.5 million, respectively, leaving approximately $2.3 million and $2.5 million, respectively, in regulatory assets for future recovery of environmental costs from FPU’s customers.
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
FPU's remaining remediation expenses, including attorneys' fees and costs, are anticipated to be immaterial.
Winter Haven (Florida)	Remediation is ongoing.	Not expected to exceed $0.4 million, which includes costs of implementing institutional controls at the site.
Seaford (Delaware)
Conducted investigations of on-site and off-site impacts in the vicinity of the site, from 2014 through 2018, and submitted the findings to Delaware Department of Natural Resources and Environmental Control ("DNREC") in a March 2019 report. An interim action involving air-sparging/vapor extraction to mitigate on-site impact will be implemented, after the Work Plan submitted in June 2019 is approved by DNREC.
Between $0.2 million and $0.5 million.
Cambridge (Maryland)	Currently in discussions with the MDE.	Unable to estimate.

6.	Other Commitments and Contingencies
Natural Gas and Electric
Our Delmarva Peninsula natural gas distribution operations have asset management agreements with PESCO to manage their natural gas transportation and storage capacity. The agreements were effective as of April 1, 2017, and each has a three-year term, expiring on March 31, 2020.
In May 2019, FPU natural gas distribution operations and Eight Flags entered into separate asset management agreements with Emera Energy Services, Inc. to manage their natural gas transportation capacity. The agreements will commence on or about July 2020, and each has a 10-year term.
Chesapeake Utilities' Florida Division has firm transportation service contracts with Florida Gas Transmission Company ("FGT") and Gulfstream. Pursuant to a capacity release program approved by the Florida PSC, all of the capacity under these agreements has been released to various third parties, including PESCO. Under the terms of these capacity release agreements, Chesapeake Utilities is contingently liable to FGT and Gulfstream should any party, that acquired the capacity through release, fail to pay the capacity charge. To date, Chesapeake Utilities has not been required to make a payment resulting from this contingency.
FPU’s electric supply contracts require FPU to maintain an acceptable standard of creditworthiness based on specific financial ratios. FPU’s agreement with Florida Power & Light Company requires FPU to meet or exceed a debt service coverage ratio of 1.25 times based on the results of the prior 12 months. If FPU fails to meet this ratio, it must provide an irrevocable letter of credit or pay all amounts outstanding under the agreement within five business days. FPU’s electric supply agreement with Gulf Power requires FPU to meet the following ratios based on the average of the prior six quarters: (a) funds from operations interest coverage ratio (minimum of two times), and (b) total debt to total capital (maximum of 65 percent). If FPU fails to meet the requirements, it has to provide the supplier a written explanation of actions taken, or proposed to be taken, to become compliant. Failure to comply with the ratios specified in the Gulf Power agreement could also result in FPU having to provide an irrevocable letter of credit. As of June 30, 2019, FPU was in compliance with all of the requirements of its fuel supply contracts.
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

Corporate Guarantees
We have issued corporate guarantees to certain vendors of our subsidiaries, primarily PESCO. These corporate guarantees provide for the payment of natural gas purchases in the event that PESCO defaults. PESCO has never defaulted on its obligations to pay its suppliers. The liabilities for these purchases are recorded when incurred. The aggregate amount guaranteed at June 30, 2019 was approximately $68.1 million, with the guarantees expiring on various dates through December 31, 2020.
Chesapeake Utilities also guarantees the payment of FPU’s first mortgage bonds. The maximum exposure under this guarantee is the outstanding principal plus accrued interest balances. The outstanding principal balances of FPU’s first mortgage bonds approximate their carrying values (see Note 14, Long-Term Debt, for further details).
As of June 30, 2019, we have issued letters of credit totaling approximately $7.0 million related to the electric transmission services for FPU's electric division, the firm transportation service agreement between TETLP and our Delaware and Maryland divisions, the payment of natural gas purchases for PESCO, and to our current and previous primary insurance carriers. These letters of credit have various expiration dates through April 5, 2020. There have been no draws on these letters of credit as of June 30, 2019. We do not anticipate that the counterparties will draw upon these letters of credit, and we expect that they will be renewed to the extent necessary in the future.

7.	Segment Information
We use the management approach to identify operating segments. We organize our business around differences in regulatory environment and the operating results of each segment are regularly reviewed by the chief operating decision maker (our Chief Executive Officer) in order to make decisions about resources and to assess performance.
Our operations are entirely domestic and are comprised of two reportable segments:

•
Regulated Energy. Includes energy distribution and transmission services (natural gas distribution, natural gas transmission and electric distribution operations). All operations in this segment are regulated, as to their rates and services, by the PSC having jurisdiction in each operating territory or by the FERC in the case of Eastern Shore.

•
Unregulated Energy. Includes energy transmission, energy generation (the operations of our Eight Flags' CHP plant), propane operations, the new mobile compressed natural gas distribution and pipeline solutions subsidiary, and other energy services (natural gas marketing and related services). These operations are unregulated as to their rates and services. Also included in this segment are other unregulated energy services, such as energy-related merchandise sales and heating, ventilation and air conditioning, plumbing and electrical services.

The remainder of our operations are presented as “Other businesses and eliminations,” which consists of unregulated subsidiaries that own real estate leased to Chesapeake Utilities, as well as certain corporate costs not allocated to other operations.
The following table presents financial information about our reportable segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
(in thousands)
Operating Revenues, Unaffiliated Customers
Regulated Energy	$70,719	$67,731	$171,458	$173,685
Unregulated Energy	60,184	68,933	187,061	202,335
Total operating revenues, unaffiliated customers	$130,903	$136,664	$358,519	$376,020
Intersegment Revenues (1)
Regulated Energy	$2,684	$2,773	$5,563	$6,212
Unregulated Energy	6,720	7,412	17,946	19,377
Other businesses	132	194	264	387
Total intersegment revenues	$9,536	$10,379	$23,773	$25,976
Operating Income
Regulated Energy	$18,752	$14,304	$47,769	$41,015
Unregulated Energy	(1,348)	490	13,628	14,174
Other businesses and eliminations	32	(1,546)	32	(1,535)
Operating income	17,436	13,248	61,429	53,654
Other expense, net	(316)	(262)	(361)	(194)
Interest charges	5,655	3,881	11,365	7,545
Income before Income Taxes	11,465	9,105	49,703	45,915
Income taxes	3,161	2,718	12,735	12,674
Net Income	$8,304	$6,387	$36,968	$33,241

(1) All significant intersegment revenues are billed at market rates and have been eliminated from consolidated operating revenues.

(in thousands)	June 30, 2019	December 31, 2018
Identifiable Assets
Regulated Energy segment	$1,349,422	$1,345,805
Unregulated Energy segment	284,888	306,045
Other businesses and eliminations	46,732	41,821
Total identifiable assets	$1,681,042	$1,693,671

8.	Stockholder's Equity
Accumulated Other Comprehensive Loss
Defined benefit pension and postretirement plan items, unrealized gains (losses) of our propane swap agreements and natural gas swaps and futures contracts, designated as commodity contracts cash flow hedges, are the components of our accumulated other comprehensive loss. The following tables present the changes in the balance of accumulated other comprehensive (loss)/income as of June 30, 2019 and 2018. All amounts except the stranded tax reclassification are presented net of tax.

	Defined Benefit	Commodity
	Pension and	Contracts
	Postretirement	Cash Flow
	Plan Items	Hedges	Total
(in thousands)
As of December 31, 2018	$(5,928)	$(785)	$(6,713)
Other comprehensive income before reclassifications	—	1,000	1,000
Amounts reclassified from accumulated other comprehensive income/(loss)	213	(132)	81
Net current-period other comprehensive income	213	868	1,081
Prior-year reclassification	—	(115)	(115)
As of June 30, 2019	$(5,715)	$(32)	$(5,747)

(in thousands)
As of December 31, 2017	$(4,743)	$471	$(4,272)
Other comprehensive loss before reclassifications	—	(1,440)	(1,440)
Amounts reclassified from accumulated other comprehensive income/(loss)	189	712	901
Net prior-period other comprehensive income/(loss)	189	(728)	(539)
Stranded tax reclassification to retained earnings	(1,022)	115	(907)
As of June 30, 2018	$(5,576)	$(142)	$(5,718)

The following table presents amounts reclassified out of accumulated other comprehensive loss for the three and six months ended June 30, 2019 and 2018. Deferred gains or losses for our commodity contracts cash flow hedges are recognized in earnings upon settlement.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
(in thousands)
Amortization of defined benefit pension and postretirement plan items:
Prior service credit (1)	$19	$19	$39	$39
Net loss(1)	(163)	(149)	(328)	(297)
Total before income taxes	(144)	(130)	(289)	(258)
Income tax benefit	37	36	76	69
Net of tax	$(107)	$(94)	$(213)	$(189)
Gains and losses on commodity contracts cash flow hedges:
Propane swap agreements (2)	$252	$(181)	$858	$(645)
Natural gas swaps (2)	—	(31)	11	(481)
Natural gas futures (2)	(125)	(161)	(698)	137
Total before income taxes	127	(373)	171	(989)
Income tax benefit (expense)	(34)	105	(39)	277
Net of tax	93	(268)	132	(712)
Total reclassifications for the period	$(14)	$(362)	$(81)	$(901)

(1) These amounts are included in the computation of net periodic costs (benefits). See Note 9, Employee Benefit Plans, for additional details.
(2) These amounts are included in the effects of gains and losses from derivative instruments. See Note 12, Derivative Instruments, for additional details.
Amortization of defined benefit pension and postretirement plan items is included in other expense, net gains and losses on propane swap agreements, call options and natural gas futures contracts are included in cost of sales in the accompanying condensed consolidated statements of income. The income tax benefit is included in income tax expense in the accompanying condensed consolidated statements of income.

9.	Employee Benefit Plans
Net periodic benefit costs for our pension and post-retirement benefits plans for the three and six months ended June 30, 2019 and 2018 are set forth in the following tables:

	Chesapeake Pension Plan		FPU Pension Plan		Chesapeake SERP		Chesapeake Postretirement Plan		FPU Medical Plan
For the Three Months Ended June 30,	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
(in thousands)
Interest cost	$104	$98	$615	$592	$21	$21	$9	$9	$12	$13
Expected return on plan assets	(127)	(138)	(693)	(774)	—	—	—	—	—	—
Amortization of prior service credit	—	—	—	—	—	—	(19)	(19)	—	—
Amortization of net loss	101	88	129	108	26	25	12	15	—	—
Net periodic cost (benefit)	78	48	51	(74)	47	46	2	5	12	13
Amortization of pre-merger regulatory asset	—	—	191	191	—	—	—	—	2	2
Total periodic cost	$78	$48	$242	$117	$47	$46	$2	$5	$14	$15

	Chesapeake Pension Plan		FPU Pension Plan		Chesapeake SERP		Chesapeake Postretirement Plan		FPU Medical Plan
For the Six Months Ended June 30,	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
(in thousands)
Interest cost	$209	$195	$1,230	$1,184	$42	$42	$19	$19	$24	$26
Expected return on plan assets	(254)	(276)	(1,386)	(1,549)	—	—	—	—	—	—
Amortization of prior service credit	—	—	—	—	—	—	(39)	(39)	—	—
Amortization of net loss	203	176	258	217	52	50	24	30	—	—
Net periodic cost (benefit)	158	95	102	(148)	94	92	4	10	24	26
Amortization of pre-merger regulatory asset	—	—	381	381	—	—	—	—	4	4
Total periodic cost	$158	$95	$483	$233	$94	$92	$4	$10	$28	$30

We expect to record pension and postretirement benefit costs of approximately $1.3 million for 2019. Included in these costs is approximately $0.6 million related to continued amortization of the FPU pension regulatory asset, which represents the portion attributable to FPU’s regulated energy operations for the changes in funded status that occurred, but were not recognized, as part of net periodic benefit costs prior to the FPU merger in 2009. This was deferred as a regulatory asset by FPU prior to the merger, to be recovered through rates pursuant to a previous order by the Florida PSC. The unamortized balance of this regulatory asset was approximately $0.2 million and approximately $0.6 million at June 30, 2019 and December 31, 2018, respectively. Excluding the service cost component, the other components of the net periodic costs have been recorded or reclassified to other expense, net in the condensed consolidated statements of income.

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

The following tables present the amounts included in the regulatory asset and accumulated other comprehensive loss that were recognized as components of net periodic benefit cost during the three and six months ended June 30, 2019 and 2018:

For the Three Months Ended June 30, 2019	Chesapeake Pension Plan	FPU Pension Plan	Chesapeake SERP	Chesapeake Postretirement Plan	FPU Medical Plan	Total
(in thousands)
Prior service credit	$—	$—	$—	$(19)	$—	$(19)
Net loss	101	129	26	12	—	268
Total recognized in net periodic benefit cost	101	129	26	(7)	—	249
Recognized from accumulated other comprehensive loss (1)	101	24	26	(7)	—	144
Recognized from regulatory asset	—	105	—	—	—	105
Total	$101	$129	$26	$(7)	$—	$249

For the Three Months Ended June 30, 2018	Chesapeake Pension Plan	FPU Pension Plan	Chesapeake SERP	Chesapeake Postretirement Plan	FPU Medical Plan	Total
(in thousands)
Prior service credit	$—	$—	$—	$(19)	$—	$(19)
Net loss	88	108	25	15	—	236
Total recognized in net periodic benefit cost	88	108	25	(4)	—	217
Recognized from accumulated other comprehensive loss (1)	88	21	25	(4)	—	130
Recognized from regulatory asset	—	87	—	—	—	87
Total	$88	$108	$25	$(4)	$—	$217

For the Six Months Ended June 30, 2019	Chesapeake Pension Plan	FPU Pension Plan	Chesapeake SERP	Chesapeake Postretirement Plan	FPU Medical Plan	Total
(in thousands)
Prior service credit	—	—	—	(39)	—	(39)
Net loss	203	258	52	24	—	537
Total recognized in net periodic benefit cost	203	258	52	(15)	—	498
Recognized from accumulated other comprehensive loss (1)	203	49	52	(15)	—	289
Recognized from regulatory asset	—	209	—	—	—	209
Total	$203	$258	$52	$(15)	$—	$498

For the Six Months Ended June 30, 2018	Chesapeake Pension Plan	FPU Pension Plan	Chesapeake SERP	Chesapeake Postretirement Plan	FPU Medical Plan	Total
(in thousands)
Prior service credit	$—	$—	$—	$(39)	$—	$(39)
Net loss	176	217	50	30	—	473
Total recognized in net periodic benefit cost	176	217	50	(9)	—	434
Recognized from accumulated other comprehensive loss (1)	176	41	50	(9)	—	258
Recognized from regulatory asset	—	176	—	—	—	176
Total	$176	$217	$50	$(9)	$—	$434
(1) See Note 8, Stockholder's Equity.
During the three and six months ended June 30, 2019, we contributed approximately $0.1 million to the Chesapeake Pension Plan and approximately $0.4 million and $0.6 million, respectively, to the FPU Pension Plan. We expect to contribute a total of approximately $0.2 million and approximately $1.2 million to the Chesapeake Pension Plan and FPU Pension Plan, respectively, during 2019, which represents the minimum annual contribution payments required.
The Chesapeake SERP, the Chesapeake Postretirement Plan and the FPU Medical Plan are unfunded and are expected to be paid out of our general funds. Cash benefits paid under the Chesapeake SERP for the six months ended June 30, 2019 were $0.1 million. There were immaterial cash benefits paid for the three months ended June 30, 2019. We expect to pay total cash benefits of approximately $0.4 million under the Chesapeake SERP in 2019. Cash benefits paid under the Chesapeake Postretirement Plan, primarily for medical claims for the six months ended June 30, 2019, were immaterial and no cash benefits were paid for medical claims during the second quarter of 2019. We estimate that approximately $0.1 million will be paid for such benefits under the Chesapeake Postretirement Plan in 2019. Cash benefits paid under the FPU Medical Plan, primarily for medical claims for the three and six months ended June 30, 2019, were immaterial for each period. We estimate that approximately $0.1 million will be paid for such benefits under the FPU Medical Plan in 2019.

10.	Investments
The investment balances at June 30, 2019 and December 31, 2018, consisted of the following:

(in thousands)	June 30, 2019	December 31, 2018
Rabbi trust (associated with the Non-Qualified Deferred Compensation Plan)	$8,795	$6,689
Investments in equity securities	26	22
Total	$8,821	$6,711

We classify these investments as trading securities and report them at their fair value. For the three months ended June 30, 2019 and 2018, we recorded a net unrealized gain of approximately $0.4 million and a net unrealized loss of approximately $0.2 million, respectively, in other expense, net in the condensed consolidated statements of income related to these investments. For the six months ended June 30, 2019 and 2018, we recorded a net unrealized gain of approximately $1.1 million and a net unrealized loss of approximately $0.1 million, respectively, in other expense, net in the condensed consolidated statements of income related to these investments. For the investment in the Rabbi Trust, we also have recorded an associated liability, which is included in other pension and benefit costs in the condensed consolidated balance sheets and is adjusted each period for the gains and losses incurred by the investments in the Rabbi Trust.

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

The table below presents the amounts included in net income related to share-based compensation expense for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
(in thousands)
Awards to non-employee directors	$157	$135	$305	$269
Awards to key employees	452	1,190	790	2,575
Total compensation expense	609	1,325	1,095	2,844
Less: tax benefit	(158)	(363)	(285)	(779)
Share-based compensation amounts included in net income	$451	$962	$810	$2,065

Non-employee Directors
Shares granted to non-employee directors are issued in advance of the directors’ service periods and are fully vested as of the date of the grant. We record a deferred expense equal to the fair value of the shares issued and amortize the expense equally over a service period of one year. In May 2019, after the most recent election of directors, each of our continuing non-employee directors received an annual retainer of 751 shares of common stock under the SICP for service as a director through the 2020 Annual Meeting of Stockholders.

	Number of Shares	Weighted Average Fair Value
Outstanding—December 31, 2018	—	$—
Granted	6,759	$93.14
Vested	(6,759)	$93.14
Outstanding—June 30, 2019	—	$—

At June 30, 2019, there was approximately $0.5 million of unrecognized compensation expense related to shares granted to non-employee directors. This expense will be recognized over the remaining service period ending April 30, 2020. See Note 1, Summary of Accounting Policies, for additional information regarding ASU 2018-07 and its impact on the accounting for non-employee share-based payments.
Our former President and Chief Executive Officer, Michael P. McMasters, retired as an executive officer on December 31, 2018 but continued as a member of the Board of Directors until the 2019 Annual Meeting of Stockholders. Mr. McMasters received a pro-rated grant of 276 shares of common stock under the SICP for service as a non-employee director from January 1, 2019 through May 8, 2019. These shares awarded to Mr. McMasters immediately vested upon issuance in January 2019, had a weighted average fair value of $75.70 per share, and were fully expensed as of April 30, 2019.
Key Employees
The table below presents the summary of the stock activity for awards to key employees for the six months ended June 30, 2019:

	Number of Shares	Weighted Average Fair Value
Outstanding—December 31, 2018	131,741	$67.24
Granted	45,016	$91.19
Vested	(25,831)	$67.08
Expired	(15,086)	$69.28
Outstanding—June 30, 2019	135,840	$74.05

In June 2018, the Company and a former executive officer entered into a separation agreement and release (the "Separation Agreement"). Pursuant to the Separation Agreement, three awards, representing a total of 14,107 shares of common stock previously granted to the executive officer under the SICP, immediately vested at the time of separation; 2,569 shares were forfeited, and we recognized $1.1 million as share-based compensation expense.
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
In March 2019, upon the election of certain of our executive officers, we withheld shares with a value at least equivalent to each such executive officer’s minimum statutory obligation for applicable income and other employment taxes related to shares that we awarded in February 2019 for the performance period ended December 31, 2018, remitted the cash to the appropriate taxing authorities, and paid the balance of such awarded shares to each such executive officer. We withheld 7,635 shares, based on the value of the shares on their award date, determined by the average of the high and low prices of our common stock. Total combined payments for the employees’ tax obligations to the taxing authorities were approximately $0.7 million.
At June 30, 2019, the aggregate intrinsic value of the SICP awards granted to key employees was approximately $12.9 million. At June 30, 2019, there was approximately $3.8 million of unrecognized compensation cost related to these awards, which is expected to be recognized as expense from July 1, 2019 through December 31, 2021.
Stock Options
We did not have any stock options outstanding at June 30, 2019 or 2018, nor were any stock options issued during these periods.

12.	Derivative Instruments

We use derivative and non-derivative contracts to manage risks related to obtaining adequate supplies and the price fluctuations of natural gas, electricity and propane. Our natural gas, electric and propane distribution operations have entered into agreements with suppliers to purchase natural gas, electricity and propane for resale to our customers. Aspire Energy has entered into contracts with producers to secure natural gas to meet its obligations. Purchases under these contracts typically either do not meet the definition of derivatives or are considered “normal purchases and normal sales” and are accounted for on an accrual basis. Both our propane distribution and natural gas marketing operations may also enter into fair value hedges of their inventory or cash flow hedges of their future purchase commitments in order to mitigate the impact of wholesale price fluctuations. As of June 30, 2019, our natural gas and electric distribution operations did not have any outstanding derivative contracts.
Volume of Derivative Activity
As of June 30, 2019, the volume of our open commodity derivative contracts were as follows:

Business unit	Commodity	Quantity hedged (in millions)	Designation	Longest Expiration date of hedge
PESCO	Natural gas (Dts)	30.6	Cash flows hedges	October 2023
PESCO	Natural gas (Dts)	5.6	Not designated	October 2022
Sharp	Propane (gallons)	12.1	Cash flows hedges	June 2022

PESCO entered into natural gas futures contracts associated with the purchase and sale of natural gas to specific customers. We designated and accounted for them as cash flow hedges. The change in fair value of the natural gas futures contracts is recorded as unrealized gain (loss) in other comprehensive income (loss) and later recognized in the statement of income in the same period and in the same line item as the hedged transaction. We expect to reclassify approximately $0.5 million from accumulated other comprehensive loss to earnings during the next 12-month period ended June 30, 2020.
Sharp entered into futures and swap agreements to mitigate the risk of fluctuations in wholesale propane index prices associated with the propane volumes expected to be purchased during the heating season. Under the futures and swap agreements, Sharp will receive the difference between: (i) the index prices (Mont Belvieu prices in August 2018 through March 2023), and (ii) the per gallon propane swap prices, to the extent the index prices exceed the contracted prices. If the index prices are lower than the swap prices, Sharp will pay the difference. We designated and accounted for propane swaps as cash flows hedges. The change in the fair value of the swap agreements is recorded as unrealized gain (loss) in other comprehensive income (loss) and later recognized in the statement of income in the same period and in the same line item as the hedged transaction. We expect to reclassify approximately $1.0 million from accumulated other comprehensive income (loss) to earnings during the next 12-month period ended June 30, 2020.
Balance Sheet Offsetting

PESCO has entered into master netting agreements with counterparties that enable it to net the counterparties' outstanding accounts receivable and payable, which are presented on a net basis in the condensed consolidated balance sheets. The following table summarizes the accounts receivable and payable on a gross and net basis at June 30, 2019 and December 31, 2018:

	At June 30, 2019
(in thousands)	Gross amounts	Amounts offset	Net amounts
Accounts receivable	$2,964	$927	$2,037
Accounts payable	$10,418	$927	$9,491

	At December 31, 2018
(in thousands)	Gross amounts	Amounts offset	Net amounts
Accounts receivable	$12,368	$3,834	$8,534
Accounts payable	$24,741	$3,834	$20,907

Broker Margin
Futures exchanges have contract specific margin requirements that require the posting of cash or cash equivalents relating to traded contracts. Margin requirements consist of initial margin that is posted upon the initiation of a position, maintenance margin that is usually expressed as a percent of initial margin, and variation margin that fluctuates based on the daily MTM relative to maintenance margin requirements. We maintain separate broker margin accounts for Sharp and PESCO. The balance related to the margin accounts are as follows:

(in thousands)	Balance Sheet Location	At June 30, 2019	At December 31, 2018
Sharp	Other Current Assets	$1,841	$2,170
PESCO	Other Current Assets	$1,592	$2,810

Financial Statements Presentation

The following tables present information about the fair value and related gains and losses of our derivative contracts. We did not have any derivative contracts with a credit-risk-related contingency.

The fair values of the derivative contracts recorded in the condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018, are as follows:

	Derivative Assets
		Fair Value As Of
(in thousands)	Balance Sheet Location	June 30, 2019	December 31, 2018
Derivatives not designated as hedging instruments
Natural gas futures contracts	Derivative assets, at fair value	$2,747	$4,024
Derivatives designated as fair value hedges
Propane put options	Derivative assets, at fair value	—	71
Derivatives designated as cash flow hedges
Natural gas futures contracts	Derivative assets, at fair value	7,715	9,059
Propane swap agreements	Derivative assets, at fair value	109	11
Total asset derivatives		$10,571	$13,165

	Liability Derivatives
		Fair Value As Of
(in thousands)	Balance Sheet Location	June 30, 2019	December 31, 2018
Derivatives not designated as hedging instruments
Natural gas futures contracts	Derivative liabilities, at fair value	$3,144	$4,562
Derivatives designated as cash flow hedges
Natural gas futures contracts	Derivative liabilities, at fair value	6,663	8,705
Propane swap agreements	Derivative liabilities, at fair value	1,187	1,604
Total liability derivatives		$10,994	$14,871

The effects of gains and losses from derivative instruments on the condensed consolidated financial statements are as follows:

		Amount of Gain (Loss) on Derivatives:
	Location of Gain	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	(Loss) on Derivatives	2019	2018	2019	2018
Derivatives not designated as hedging instruments
Natural gas futures contracts	Cost of sales	$28	$(128)	$6	$(2,963)
Propane swap agreements	Cost of sales	—	(4)	—	(13)
Derivatives designated as cash flow hedges
Propane swap agreements	Cost of sales	252	(181)	858	(645)
Propane swap agreements	Other comprehensive income (loss)	(494)	106	515	(886)
Natural gas futures contracts	Cost of sales	(125)	(161)	(698)	137
Natural gas swap contracts	Cost of sales	—	(31)	11	(481)
Natural gas swap contracts	Other comprehensive income (loss)	(2,463)	523	763	588
Natural gas futures contracts	Other comprehensive income (loss)	(8)	861	(67)	(871)
Total		$(2,810)	$985	$1,388	$(5,134)

As of June 30, 2019, the following amounts were recorded in the condensed consolidated balance sheets related to fair value hedges:

(in thousands)	Carrying Amount of Hedged Item		Cumulative Adjustment Included in Carrying Amount of Hedged Item
Balance Sheet Location of Hedged Items	At June 30, 2019	At December 31, 2018	At June 30, 2019	At December 31, 2018
Inventory	$—	$212	$—	$—

13.	Fair Value of Financial Instruments
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

Financial Assets and Liabilities Measured at Fair Value
The following tables summarize our financial assets and liabilities that are measured at fair value on a recurring basis and the fair value measurements, by level, within the fair value hierarchy as of June 30, 2019 and December 31, 2018:

		Fair Value Measurements Using:
As of June 30, 2019	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Assets:
Investments—equity securities	$26	$26	$—	$—
Investments—guaranteed income fund	791	—	—	791
Investments—mutual funds and other	8,004	8,004	—	—
Total investments	8,821	8,030	—	791
Derivative assets	10,571	—	10,571	—
Total assets	$19,392	$8,030	$10,571	$791
Liabilities:
Derivative liabilities	$10,994	$—	$10,994	$—

		Fair Value Measurements Using:
As of December 31, 2018	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Assets:
Investments—equity securities	$22	$22	$—	$—
Investments—guaranteed income fund	686	—	—	686
Investments—mutual funds and other	6,003	6,003	—	—
Total investments	6,711	6,025	—	686
Derivative assets	13,165	—	13,165	—
Total assets	$19,876	$6,025	$13,165	$686
Liabilities:
Derivative liabilities	$14,871	$—	$14,871	$—

The following table sets forth the summary of the changes in the fair value of Level 3 investments for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
(in thousands)
Beginning Balance	$686	$648
Purchases and adjustments	110	54
Transfers	—	(24)
Distribution	(12)	(12)
Investment income	7	5
Ending Balance	$791	$671

Investment income from the Level 3 investments is reflected in other expense, (net) in the condensed consolidated statements of income.

At June 30, 2019, there were no non-financial assets or liabilities required to be reported at fair value. We review our non-financial assets for impairment at least on an annual basis, as required.
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
At June 30, 2019, long-term debt which includes current maturities, had a carrying value of approximately $352.1 million, compared to the estimated fair value of $363.4 million. At December 31, 2018, long-term debt, which includes the current maturities but excluded finance lease obligations and debt issuance costs, had a carrying value of approximately $327.2 million, compared to a fair value of approximately $323.8 million. The fair value was calculated using a discounted cash flow methodology that incorporates a market interest rate based on published corporate borrowing rates for debt instruments with similar terms and average maturities, and with adjustments for duration, optionality, and risk profile. The valuation technique used to estimate the fair value of long-term debt would be considered a Level 3 measurement.
- 29

14.	Long-Term Debt
Our outstanding long-term debt is shown below:

	June 30,	December 31,
(in thousands)	2019	2018
FPU secured first mortgage bonds (1) :
9.08% bond, due June 1, 2022	$7,988	$7,986
Uncollateralized senior notes:
5.50% note, due October 12, 2020	4,000	4,000
5.93% note, due October 31, 2023	13,500	15,000
5.68% note, due June 30, 2026	20,300	23,200
6.43% note, due May 2, 2028	6,300	7,000
3.73% note, due December 16, 2028	20,000	20,000
3.88% note, due May 15, 2029	50,000	50,000
3.25% note, due April 30, 2032	70,000	70,000
3.48% note, due May 31, 2038	50,000	50,000
3.58% note, due November 30, 2038	50,000	50,000
Term Note due January 21, 2020	30,000	30,000
Term Note due February 28, 2020	30,000	—
Promissory notes	—	26
Finance lease obligation	—	1,310
Less: debt issuance costs	(564)	(567)
Total long-term debt	351,524	327,955
Less: current maturities	(75,600)	(11,935)
Total long-term debt, net of current maturities	$275,924	$316,020
(1) FPU secured first mortgage bonds are guaranteed by Chesapeake Utilities.
Term Notes
In December 2018, we issued a $30.0 million unsecured term note through PNC Bank N.A. with a maturity date of January 21, 2020. The interest rate at June 30, 2019 and December 31, 2018 was 3.13% and 3.23%, respectively, which equals one-month LIBOR rate plus 75 basis points. In January 2019, we issued a $30.0 million unsecured term note through Branch Banking and Trust Company, with a maturity date of February 28, 2020. The interest rate, at June 30, 2019, was 3.19%, which equals the one-month LIBOR rate plus 75 basis points. As of June 30, 2019, these term notes totaling $60.0 million are included in the current maturities of long-term debt.
Shelf Agreements
We have entered into Shelf Agreements with Prudential, MetLife and NYL, whom are under no obligation to purchase any unsecured debt. We entered into the Prudential Shelf Agreement, totaling $150.0 million, in October 2015, and we issued $70.0 million of 3.25% unsecured debt in April 2017. The Prudential Shelf Agreement was then amended in September 2018 to increase the borrowing capacity back up to $150.0 million, and Prudential accepted our request to purchase unsecured debt of $100.0 million at an interest rate of 3.98% on or before August 20, 2019. We entered into the NYL Shelf Agreement, totaling $100.0 million, in March 2017, and we issued unsecured debt totaling $100.0 million during 2018. The NYL Shelf Agreement was amended in November 2018 to add incremental borrowing capacity of $50.0 million. As of June 30, 2019, we had not requested that MetLife purchase unsecured senior debt under the MetLife Shelf Agreement, which we entered into in March 2017. The following table summarizes the borrowing information under our Shelf Agreements at June 30, 2019:

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

Most of our leases include options to renew, with renewal terms that can extend the lease term from one to 25 years or more. The exercise of lease renewal options is at our sole discretion. The amounts disclosed in our condensed consolidated balance sheet at June 30, 2019, pertaining to the right of use assets and lease liabilities, are measured based on our current expectations of exercising our available renewal options.

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

As of June 30, 2019, we have not entered into any leases, which have not yet commenced, that would entitle us to significant rights or create additional obligations. The following table presents information related to our total lease cost included in our condensed consolidated statements of income:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
( in thousands)	Classification	2019	2018	2019	2018
Operating lease cost (1)	Operations expense	$654	$698	$1,288	$1,805
Finance lease cost:
Amortization of lease assets	Depreciation and amortization	249	361	650	719
Interest on lease liabilities	Interest expense	1	14	5	31
Net lease cost		$904	$1,073	$1,943	$2,555
(1) Includes short-term leases and variable lease costs, which are immaterial

The following table presents the balance and classifications of our right of use assets and lease liabilities included in our condensed consolidated balance sheet at June 30, 2019:

(in thousands)	Balance sheet classification	Amount
Assets
Operating lease assets	Operating lease right-of-use assets	$12,404
Total lease assets		$12,404
Liabilities
Current
Operating lease liabilities	Other accrued liabilities	$1,704
Noncurrent
Operating lease liabilities	Operating lease - liabilities	10,710
Total lease liabilities		$12,414

The following table presents our weighted-average remaining lease terms and weighted-average discount rates for our operating and financing leases at June 30, 2019:

At June 30, 2019
Weighted-average remaining lease term (in years)
Operating leases	9.13
Weighted-average discount rate
Operating leases	3.8%

The following table presents additional information related to cash paid for amounts included in the measurement of lease liabilities included in our condensed consolidated statements of cash flows as of June 30, 2019 and June 30, 2018:

	Six Months Ended
	June 30,
(in thousands)	2019	2018
Operating cash flows from operating leases	$1,100	$1,715
Operating cash flows from finance leases	$5	$31
Financing cash flows from finance leases	$650	$719

The following table presents the future undiscounted maturities of our operating and financing leases at June 30, 2019 and for each of the next five years and thereafter:

(in thousands)	Operating Leases (1)	Finance Leases	Total
Remainder of 2019	$1,089	$—	$1,089
2020	2,091	—	2,091
2021	1,852	—	1,852
2022	1,691	—	1,691
2023	1,695	—	1,695
2024	1,451	—	1,451
Thereafter	4,916	—	4,916
Total lease payments	$14,785	$—	$14,785
Less: Interest	2,371	—	2,371
Present value of lease liabilities	$12,414	$—	12,414
(1)  Operating lease payments include $3.9 million related to options to extend lease terms that are reasonably certain of being exercised.
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

Results of Operations for the Three and Six Months Ended June 30, 2019
Overview
Chesapeake Utilities is a Delaware corporation formed in 1947. We are a diversified energy company engaged, through our operating divisions and subsidiaries, in regulated energy, unregulated energy and other businesses. We operate primarily on the Delmarva Peninsula and in Florida, Pennsylvania and Ohio and provide natural gas distribution, transmission, and marketing; electric distribution and generation; propane operations; steam generation; and other energy-related services.
Operational Highlights
Our net income for the quarter ended June 30, 2019 was $8.3 million, or $0.50 per share. This represents an increase of $1.9 million, or $0.11 per share, compared to net income of $6.4 million, or $0.39 per share, reported for the same quarter in 2018. Operating income increased by $4.2 million for the three months ended June 30, 2019, compared to the same period in the prior year, as margin increased by $2.8 million, or 4.2 percent, and operating expenses decreased by $1.4 million.  The higher earnings for the second quarter primarily reflect contributions from recently completed and ongoing pipeline expansion projects, organic growth in the natural gas distribution operations and lower operating expenses, partially offset by lower results from PESCO and higher interest expense. The benefit of the absence of a one-time non-recurring severance charge recorded in the second quarter of 2018, was offset by the impact of warmer weather in the second quarter of 2019.
Our net income for the quarter was impacted by an increase in interest charges of $1.8 million, compared to the same period in 2018. The increase was attributable primarily to an increase of $0.8 million in interest expense on higher levels of short-term borrowings as well as higher rates on those borrowings and an increase of $0.6 million in interest expense on long-term debt, largely as a result of the issuance of the NYL Shelf Notes in May and November 2018 and term notes issued in December 2018 and January 2019 to finance the restoration of service to customers who lost service due to the impact of Hurricane Michael.

	Three Months Ended
	June 30,		Increase
	2019	2018	(decrease)
(in thousands except per share)
Business Segment:
Regulated Energy segment	$18,752	$14,304	$4,448
Unregulated Energy segment	(1,348)	490	(1,838)
Other businesses and eliminations	32	(1,546)	1,578
Operating Income	$17,436	$13,248	$4,188
Other expense, net	(316)	(262)	(54)
Interest charges	5,655	3,881	1,774
Pre-tax Income	11,465	9,105	2,360
Income taxes	3,161	2,718	443
Net Income	$8,304	$6,387	$1,917
Earnings Per Share of Common Stock
Basic	$0.51	$0.39	$0.12
Diluted	$0.50	$0.39	$0.11

Key variances, between the second quarter of 2019 and the second quarter of 2018, included:

(in thousands, except per share data)	Pre-tax Income	Net Income	Earnings Per Share
Second Quarter of 2018 Reported Results	$9,105	$6,387	$0.39

Adjusting for Unusual Items:
Nonrecurring separation expenses associated with a former executive	1,548	1,421	0.09
Decreased customer consumption - primarily due to warmer weather	(2,081)	(1,507)	(0.09)
Net impact of PESCO's MTM activity	(302)	(210)	(0.02)
	(835)	(296)	(0.02)

Increased (Decreased) Gross Margins:
Eastern Shore and Peninsula Pipeline service expansions (including related Florida natural gas distribution operation expansions)*	3,680	2,666	0.16
Margin contribution from Marlin Gas Services (acquired assets of Marlin Gas Transport in December 2018) and Ohl acquisition (assets acquired in December 2018)*	1,142	827	0.05
Natural gas distribution growth (excluding service expansions)	867	628	0.04
Florida GRIP*	310	225	0.01
TCJA impact - primarily from the 2019 retained tax savings for certain Florida natural gas operations*	255	185	0.01
Sandpiper's margin from natural gas conversions	231	167	0.01
Aspire Energy rate increases	203	147	0.01
Other margin change for PESCO operations	(1,563)	(1,132)	(0.07)
	5,125	3,713	0.22

(Increased) Decreased Operating Expenses (Excluding Cost of Sales):
Depreciation, asset removal and property tax costs due to growth investments	(2,055)	(1,488)	(0.09)
Operating expenses for Marlin Gas Services and Ohl (Assets acquired in December 2018) including costs to expand the future growth prospects for the businesses	(1,155)	(837)	(0.05)
Outside services, regulatory, and facilities maintenance costs	1,866	1,351	0.08
Payroll, benefits and other employee-related expenses	678	491	0.03
Incentive compensation costs (including timing of accruals)	512	371	0.03
	(154)	(112)	—

Change in effective tax rate	—	(100)	(0.01)
Interest charges	(1,774)	(1,285)	(0.08)
Net other changes	(2)	(3)	—
	(1,776)	(1,388)	(0.09)

Second Quarter of 2019 Reported Results	$11,465	$8,304	$0.50
*See the Major Projects and Initiatives table.

Our net income for the six months ended June 30, 2019 was $37.0 million, or $2.25 per share. This represents an increase of $3.7 million, or $0.22 per share, compared to net income of $33.2 million, or $2.03 per share, reported for the same period in 2018. Operating income increased by $7.8 million for the six months ended June 30, 2019, compared to the same period in the prior year, as margin increased by $12.9 million, or 8.2 percent, and was offset by a $4.2 million increase in growth-related depreciation, amortization and property taxes and a $1.0 million increase in other operating expenses. In addition, a final order by the Florida PSC allowing us to retain TCJA tax savings associated with lower federal income tax rates resulted in the reversal, during the first quarter of 2019, of $1.3 million in reserves for customer refunds recorded in 2018.
Our net income for the six months ended June 30, 2019 was impacted by an increase in interest charges of $3.8 million, compared to the same period in 2018. The increase was attributable, primarily to an increase of $1.8 million in interest expense on higher levels of short-term borrowings as well as higher interest rates, and an increase of $1.3 million in interest expense on long-term debt, largely as a result of the issuance of the NYL Shelf Notes in May and November 2018 and term notes issued in December 2018 and January 2019 to finance the restoration of service to customers who lost service due to the impact of Hurricane Michael.

	Six Months Ended
	June 30,		Increase
	2019	2018	(decrease)
(in thousands except per share)
Business Segment:
Regulated Energy segment	$47,769	$41,015	$6,754
Unregulated Energy segment	13,628	14,174	(546)
Other businesses and eliminations	32	(1,535)	1,567
Operating Income	$61,429	$53,654	$7,775
Other expense, net	(361)	(194)	(167)
Interest charges	11,365	7,545	3,820
Pre-tax Income	49,703	45,915	3,788
Income taxes	12,735	12,674	61
Net Income	$36,968	$33,241	$3,727
Earnings Per Share of Common Stock
Basic	$2.26	$2.03	$0.23
Diluted	$2.25	$2.03	$0.22

Key variances, between the six months ended 2019 and the six months ended 2018, included:

(in thousands, except per share data)	Pre-tax Income	Net Income	Earnings Per Share
Six Month Ended June 30, 2018 Reported Results	$45,915	$33,241	$2.03

Adjusting for Unusual Items:
Nonrecurring separation expenses associated with a former executive	1,548	1,421	0.09
2018 retained tax savings for certain Florida natural gas operations*	1,321	990	0.06
Net impact of PESCO's MTM activity	(5,892)	(4,267)	(0.26)
Decreased customer consumption - primarily due to warmer weather	(4,264)	(3,171)	(0.19)
	(7,287)	(5,027)	(0.30)

Increased (Decreased) Gross Margins:
Eastern Shore and Peninsula Pipeline service expansions (including new service in Northwest Florida for related Florida natural gas distribution operations)*	8,140	6,055	0.37
Absence of the 2018 Bomb Cyclone and capacity constraints cost for PESCO	5,545	4,124	0.25
Margin contribution from Marlin Gas Services (acquired assets of Marlin Gas Transport) and Ohl acquisition (assets acquired in December 2018)*	3,947	2,936	0.18
Natural gas distribution growth (excluding service expansions)	2,253	1,675	0.10
Higher propane retail margins per gallon	1,159	862	0.05
Aspire Energy rate increases	892	664	0.04
TCJA impact - primarily from the 2019 retained tax savings for certain Florida natural gas operations*	810	602	0.04
Sandpiper's margin from natural gas conversions	614	456	0.03
Florida GRIP*	534	397	0.02
Other margin change for PESCO operations	(832)	(619)	(0.04)
Wholesale propane margins and sales	(534)	(398)	(0.02)
	22,528	16,754	1.02

(Increased) Decreased Operating Expenses (Excluding Cost of Sales):
Depreciation, asset removal and property tax costs due to new capital investments	(3,559)	(2,647)	(0.16)
Operating expenses for Marlin Gas Services and Ohl (Assets acquired in December 2018) including costs to expand the future growth prospects for the businesses	(2,312)	(1,720)	(0.10)
Payroll, benefits and other employee-related expenses	(1,568)	(1,166)	(0.07)
Incentive compensation costs (including timing of accruals)	(578)	(430)	(0.03)
Operating expenses to support PESCO	(349)	(259)	(0.02)
Facilities maintenance costs	1,201	893	0.05
Outside services and regulatory costs	952	708	0.04
	(6,213)	(4,621)	(0.29)

Change in effective tax rate	—	516	0.03
Interest Charges	(3,820)	(2,841)	(0.17)
Net other changes	(1,420)	(1,054)	(0.07)
	(5,240)	(3,379)	(0.21)

Six Month Ended June 30, 2019 Reported Results	$49,703	$36,968	$2.25
*See the Major Projects and Initiatives table.

Summary of Key Factors
Recently Completed and Ongoing Major Projects and Initiatives
We constantly pursue and develop additional projects and initiatives to serve existing and new customers, further grow our businesses and earnings, with the intention to increase shareholder value. The following represent the major projects/initiatives recently completed and currently underway. In the future, we will add new projects and initiatives to this table once negotiations are substantially final and the associated earnings can be estimated.

	Gross Margin for the Period
	Three Months Ended		Six Months Ended		Year Ended	Estimate for
	June 30,		June 30,		December 31,	Fiscal
in thousands	2019	2018	2019	2018	2018	2019	2020
Florida GRIP (1)	$3,530	$3,220	$6,904	$6,370	$13,323	$14,172	$15,491
2017 Eastern Shore System Expansion - including interim services	3,645	859	8,445	3,117	9,103	16,183	15,799
Northwest Florida Expansion (including related natural gas distribution services)	1,691	1,147	3,289	1,152	4,350	6,500	6,500
Western Palm Beach County, Florida Expansion	161	—	322	—	54	676	4,581
Marlin Gas Services	1,030	—	3,359	—	110	5,400	6,300
Ohl Propane Acquisition	112	—	588	—	—	1,200	1,236
Del-Mar Energy Pathway - including interim services	189	—	353	—	—	725	3,039
Callahan Intrastate Pipeline	—	—	—	—	—	—	2,250
Tax benefit retained by certain Florida entities(2)	249	—	2,329	—	—	3,039	1,879
Total	$10,607	$5,226	$25,589	$10,639	$26,940	$47,895	$57,075
(1) All periods shown have been adjusted to reflect the lower customer rates as a result of the TCJA. Lower customer rates are offset by the corresponding decrease in federal income tax expense and have no negative impact on net income.
(2) The amount disclosed for the six months ended 2019 includes tax savings of $1.3 million for the year ended December 31, 2018. The tax savings were recorded in the first quarter of 2019 due to an order by the Florida PSC allowing reversal of a TCJA refund reserve, recorded in 2018, which increased gross margin for the six months ended by that amount.

Major Projects and Initiatives
Florida GRIP
Florida GRIP is a natural gas pipe replacement program approved by the Florida PSC that allows automatic recovery, through rates, of costs associated with the replacement of mains and services. Since the program's inception in August 2012, we have invested $135.2 million of capital expenditures to replace 298 miles of qualifying distribution mains, including $7.9 million of new pipes during the first six months of 2019. GRIP generated additional gross margin of $0.3 million and $0.5 million for the three and six months ended June 30, 2019, respectively, compared to the same period in 2018.
2017 Eastern Shore System Expansion
Eastern Shore has substantially completed the construction of a system expansion project that increased its capacity by 26 percent. Two remaining segments are expected to be placed into service during the third quarter of 2019. The project generated $2.8 million and $5.3 million in incremental gross margin during the three and six months ended June 30, 2019, compared to the same periods in 2018, respectively. The project is expected to produce gross margin of approximately $16.2 million in 2019; $15.8 million annually, from 2020 through 2022; and $13.2 million annually thereafter based on current customer capacity commitments.
Northwest Florida Expansion
In May 2018, Peninsula Pipeline completed construction of transmission lines, and our Florida natural gas division completed construction of lateral distribution lines, to serve customers in Northwest Florida. The project generated incremental gross margin of $0.5 million and $2.1 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The estimated annual gross margin from this project is $6.5 million for 2019 and beyond, with the opportunity for additional margin as the remaining capacity is sold.

Western Palm Beach County, Florida Expansion
Peninsula Pipeline is constructing four transmission lines to bring natural gas to our distribution system in West Palm Beach, Florida. The first phase of this project was placed into service in December 2018 and generated $0.2 million and $0.3 million in additional gross margin for the three and six months ended June 30, 2019, respectively. We expect to complete the remainder of the project in phases through early 2020, and estimate that the project will generate gross margin of $0.7 million in 2019 and $4.6 million annually thereafter.

Marlin Gas Services
In December 2018, Marlin Gas Services, our wholly-owned subsidiary, acquired certain operating assets of Marlin Gas Transport, a supplier of mobile compressed natural gas distribution and pipeline solutions. The acquisition will allow us to offer solutions to supply interruption scenarios and provide other unique applications where pipeline supplies are unavailable or inadequate to meet customer requirements. Marlin Gas Services generated $1.0 million and $3.4 million of gross margin for the three and six months ended June 30, 2019, respectively. We estimate that Marlin Gas Services will generate additional gross margin of approximately $5.4 million in 2019 and $6.3 million in 2020, and expect gross margin to grow beyond 2020 as Marlin Gas Services continues to actively expand the territories it serves as well as leverages its patented technology to potentially serve liquefied natural gas transportation needs.
Ohl Propane Acquisition
In December 2018, Sharp acquired certain propane customers and operating assets of Ohl. Located between two of Sharp's existing districts, Ohl provided propane distribution service to approximately 2,500 residential and commercial customers in Pennsylvania. The customers and assets acquired from Ohl have been assimilated into Sharp. The operations acquired from Ohl generated $0.1 million and $0.6 million of incremental gross margin for the three and six months ended June 30, 2019 compared to the same periods in 2018, respectively. We estimate that this acquisition will generate additional gross margin of approximately $1.2 million for Sharp in 2019, with the potential for additional growth in future years.
Del-Mar Energy Pathway
In September 2018, Eastern Shore filed for FERC authorization to construct the Del-Mar Energy Pathway project to provide an additional 14,300 dts/d of capacity to four customers. The project will provide additional natural gas transmission pipeline infrastructure in eastern Sussex County, Delaware, and it will represent the first extension of Eastern Shore’s pipeline system into Somerset County, Maryland. Interim services in advance of this project generated $0.2 million and $0.4 million for the three and six months ended June 30, 2019, respectively. The estimated annual gross margin from this project is approximately $0.7 million in 2019, $3.0 million in 2020, $4.6 million in 2021 and $5.1 million annually thereafter. Eastern Shore anticipates that this project will be fully in-service by mid-2021, contingent upon FERC issuing authorization for the project in the third quarter of 2019.
Callahan Intrastate Pipeline
In May 2018, Peninsula Pipeline announced its plan to construct a jointly owned intrastate transmission pipeline with Seacoast Gas Transmission in Nassau County, Florida.  The 26-mile pipeline, having an initial capacity of 148,000 dts/d, will serve growing demand in both Nassau and Duval counties, Florida.  The project is expected to be placed in-service during the third quarter of 2020 and will generate gross margin for Peninsula Pipeline of $2.3 million in 2020 and $6.0 million annually thereafter.

Regulatory Initiatives
Florida Tax Savings Related to the TCJA
In February 2019, the Florida PSC issued orders authorizing certain of our natural gas distribution operations to retain a portion of the tax savings associated with the lower federal tax rates resulting from the TCJA. In accordance with the PSC orders, we recognized $1.3 million in margin during the first quarter of 2019, reflecting the reversal of reserves recorded during 2018. We recognized additional margin of $0.2 million and $1.0 million during the three and six months ended June 30, 2019, respectively, and expect the annual savings beginning in 2019 to continue in future years.

Other major factors influencing gross margin

Weather and Consumption
Weather conditions accounted for a $2.1 million decrease in gross margin during the second quarter of 2019, compared to the same period in 2018.  For the second quarter period-over-period HDD declined 42 percent on the Delmarva Peninsula and 19 percent in our Ohio service territory.   For the six months ended June 30, 2019, weather conditions accounted for a $4.3 million decrease in gross margin. Lower period-over-period HDD's in all of our service territories and extreme conditions due to the absence of the "Bomb Cyclone" in early 2018 reduced consumption in the first six months of 2019 compared to the same period in 2018 and impacted both our Regulated and Unregulated Energy segments. The following table summarizes HDD and CDD variances from the 10-year average HDD/CDD ("Normal") for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2018	Variance	2019	2018	Variance
Delmarva
Actual HDD	247	424	(177)	2,569	2,719	(150)
10-Year Average HDD ("Normal")	400	423	(23)	2,749	2,785	(36)
Variance from Normal	(153)	1		(180)	(66)
Florida
Actual HDD	18	17	1	379	507	(128)
10-Year Average HDD ("Normal")	14	16	(2)	532	533	(1)
Variance from Normal	4	1		(153)	(26)
Ohio
Actual HDD	535	662	(127)	3,531	3,652	(121)
10-Year Average HDD ("Normal")	607	614	(7)	3,652	3,683	(31)
Variance from Normal	(72)	48		(121)	(31)
Florida
Actual CDD	1,086	952	134	1,220	1,091	129
10-Year Average CDD ("Normal")	975	969	6	1,072	1,058	14
Variance from Normal	111	(17)		148	33
Natural Gas Distribution Margin Growth
New customer growth for our natural gas distribution operations generated $0.9 million and $2.3 million of additional margin for the three and six months ended June 30, 2019, respectively. The details for the three and six months ended June 30, 2019 are provided in the following table:

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2019	June 30, 2019
Customer Growth:
Residential	$446	$1,085
Commercial and industrial	421	1,168
Total Customer Growth	$867	$2,253

For the three and six months ended June 30, 2019, the additional margin from new customers reflects an increase (i) of approximately 3.7 percent and 3.8 percent, respectively, in the average number of residential customers served on the Delmarva Peninsula, (ii) approximately 3.8 percent and 3.5 percent growth, respectively, in new residential customers served in Florida, and (iii) an increase in the number of commercial and industrial customers served.

Impact of Hurricane Michael
In October 2018, Hurricane Michael passed through FPU's electric distribution service territory in Northwest Florida. The hurricane caused widespread and severe damage to FPU's infrastructure, resulting in 100 percent of its Northwest Florida customers losing electrical service. FPU, after exerting extraordinary hurricane restoration efforts, restored service to those customers who were able to accept it. Through June 30, 2019, FPU incurred approximately $65.0 million to restore service, which has been recorded as new plant and equipment or charged against FPU’s accumulated depreciation and storm reserve. In conjunction with the hurricane-related expenditures, we executed two 13-month unsecured term loans as temporary financing, each in the amount of $30.0 million. The interest cost associated with these loans is one-month LIBOR rate plus 75 basis points. One term loan was executed in December 2018; the other was executed in January 2019. While there was a short-term negative impact, the storm is not expected to have a significant impact going forward, assuming recovery is granted through the regulatory process. On August 7, 2019, we filed the necessary regulatory filings seeking recovery of the restoration costs incurred, including eligible financing costs. FPU's results for the six months ended June 30, 2019 included interest expense of $0.5 million, or $0.4 million on an after-tax basis, associated with the intermediate term loans discussed above.

Regulated Energy Segment

For the quarter ended June 30, 2019, compared to the quarter ended June 30, 2018:

	Three Months Ended
	June 30,		Increase
	2019	2018	(decrease)
(in thousands)
Revenue	$73,403	$70,504	$2,899
Cost of sales	18,317	20,010	(1,693)
Gross margin	55,086	50,494	4,592
Operations & maintenance	23,425	25,022	(1,597)
Depreciation & amortization	8,969	7,620	1,349
Other taxes	3,940	3,548	392
Other operating expenses	36,334	36,190	144
Operating income	$18,752	$14,304	$4,448
Operating income for the Regulated Energy segment for the three months ended June 30, 2019 was $18.8 million, an increase of $4.4 million compared to the same period in 2018. The increased operating income resulted from increased gross margin of $4.6 million and $1.6 million in lower operations and maintenance expense, which were partially offset by $1.7 million in higher depreciation, amortization and other taxes.
Gross Margin
Items contributing to the quarter-over-quarter increase in gross margin are listed in the following table:

(in thousands)	Margin Impact
Eastern Shore and Peninsula Pipeline service expansions (including related Florida natural gas distribution operation expansions)	$3,680
Natural gas distribution growth (excluding service expansions)	867
Electric operations consumption growth	316
Florida GRIP	310
TCJA impact - primarily from the 2019 retained tax savings for certain Florida natural gas operations	255
Sandpiper's margin from natural gas conversions	231
Decreased customer consumption - primarily due to warmer weather	(1,159)
Other variances	92
Quarter-over-quarter increase in gross margin	$4,592
The following is a narrative discussion of the significant items in the foregoing table, which we believe is necessary to understand the information disclosed in the table.
Eastern Shore and Peninsula Pipeline Service Expansions (including new natural gas distribution service in Northwest Florida)
We generated additional gross margin of $3.7 million, primarily from the following natural gas service expansions:

•	$2.8 million from Eastern Shore's 2017 System Expansion Project.

•	$0.2 million generated from Eastern Shore's Del-Mar Energy Pathway Project.

•	$0.6 million generated by Peninsula Pipeline from the Western Palm Beach County Pipeline and Northwest Pipeline Expansion Projects.

•	$0.1 million from new service in Northwest Florida provided by our Florida natural gas distribution operations.

Natural Gas Customer Growth
We generated additional gross margin of $0.9 million from natural gas customer growth. Gross margin increased by $0.5 million in Florida and $0.4 million on the Delmarva Peninsula for the three months ended June 30, 2019, as compared to the same period in 2018, due primarily to residential customer growth of 3.8 percent and 3.7 percent in Florida and on the Delmarva Peninsula, respectively, as well as increases in the number of commercial and industrial customers served.

Electric Operations Consumption Growth
Gross margin increased by $0.3 million as a result of increased customer consumption for our Florida electric operations for the second quarter of 2019 compared to 2018.

Florida GRIP
Continued investment in the Florida GRIP generated additional gross margin of $0.3 million for the three months ended June 30, 2019, as compared to the same period in 2018.

TCJA Impact
We generated additional gross margin of $0.3 million for the three months ended June 30, 2019, as compared to the same period in 2018, related to the tax savings we retained in 2019 as compared to reserving for those taxes in 2018. See Note 4, Rates and Other Regulatory Activities, for additional information.

Sandpiper's Margin from Natural Gas Conversions
Gross margin increased by $0.2 million in the second quarter of 2019, as compared to the same period in 2018, due primarily to the continuing conversion of the Sandpiper system from propane service to natural gas service.

Impact of Weather on Customer Consumption
Gross margin decreased by $1.2 million due to weather-related usage as weather on the Delmarva Peninsula was approximately 42 percent warmer in the second quarter of 2019, compared to the same period in 2018, leading to lower consumption. This decrease was partially offset by increased consumption by our Florida electric distribution operations due to a 14 percent increase in CDD for our Florida electric operations in the second quarter of 2019, compared to the same period in 2018.

Other Operating Expenses
Items contributing to the quarter-over-quarter increase in other operating expenses are listed in the following table:

(in thousands)
Depreciation, asset removal and property tax costs due to growth investments	$1,926
Outside services, regulatory, facilities and maintenance costs	(1,466)
Incentive compensation costs (including timing of accruals)	(328)
Payroll, benefits and other employee-related expenses(1)	(257)
Other variances	269
Quarter-over-quarter increase in other operating expenses	$144
(1) Since we self-insure for healthcare costs, benefits costs fluctuate depending upon filed claims.

For the six months ended June 30, 2019, compared to the six months ended June 30, 2018:

	Six Months Ended
	June 30,		Increase
	2019	2018	(decrease)
(in thousands)
Revenue	$177,021	$179,897	$(2,876)
Cost of sales	54,833	68,241	(13,408)
Gross margin	122,188	111,656	10,532
Operations & maintenance	48,697	48,169	528
Depreciation & amortization	17,415	15,136	2,279
Other taxes	8,307	7,336	971
Other operating expenses	74,419	70,641	3,778
Operating income	$47,769	$41,015	$6,754
Operating income for the Regulated Energy segment for the six months ended June 30, 2019 was $47.8 million, an increase of $6.8 million or 16.5%, compared to the same period in 2018. The increased operating income resulted from increased gross margin of $10.5 million, offset by $3.3 million in higher depreciation and property taxes and a $0.5 million increase in other operating expenses. In February 2019, the Florida PSC issued a final order regarding the treatment of the TCJA impact, allowing us to retain the savings associated with lower federal tax rates for certain of our natural gas distribution operations. As a result, $1.3 million in reserves for customer refunds, recorded in 2018, were reversed in the first quarter of 2019. Excluding the impact of the reversal, gross margin and operating income for the six months ended June 30, 2019 increased by $9.2 million and $5.4 million, or 8.2 percent and 13.2 percent, respectively.
Gross Margin
Items contributing to the period-over-period increase in gross margin are listed in the following table:

(in thousands)	Margin Impact
Eastern Shore and Peninsula Pipeline service expansions (including related Florida natural gas distribution operation expansions)	$8,140
Natural gas distribution - customer growth (excluding service expansions)	2,253
2018 retained tax savings for certain Florida natural gas distribution operations	1,321
TCJA impact - primarily from the 2019 retained tax savings for certain Florida natural gas operations	810
Sandpiper's margin from natural gas conversions	614
Florida GRIP	534
Decreased customer consumption - primarily due to warmer weather	(2,841)
Other variances	(299)
Period-over-period increase in gross margin	$10,532
The following is a narrative discussion of the significant items in the foregoing table, which we believe is necessary to understand the information disclosed in the table.
Eastern Shore and Peninsula Pipeline Service Expansions (including new natural gas distribution service in Northwest Florida)
We generated additional gross margin of $8.1 million, primarily from the following natural gas service expansions:

•	$5.3 million from Eastern Shore's services in conjunction with its 2017 System Expansion Project.

•	$0.4 million generated from Eastern Shore's Del-Mar Energy Pathway Project.

•	$2.0 million generated by Peninsula Pipeline from the Western Palm Beach County Pipeline and Northwest Pipeline Expansion Projects.

•	$0.4 million for new services in Northwest Florida provided by our Florida natural gas distribution operations.

Natural Gas Customer Growth
We generated additional gross margin of $2.3 million from natural gas customer growth. Gross margin increased by $1.2 million in Florida and $1.1 million on the Delmarva Peninsula for the six months ended June 30, 2019, as compared to the same period in 2018, due primarily to residential customer growth of 3.5 percent and 3.8 percent in Florida and on the Delmarva Peninsula, respectively, as well as increases in the number of commercial and industrial customers served.

2018 Retained Tax Savings for Florida Natural Gas Operations
We generated additional gross margin of $1.3 million for the six months ended June 30, 2019, as compared to the prior period, due to a final order from the Florida PSC allowing us to retain the tax savings associated with TCJA. Pursuant to the order, refund reserves recorded by our Florida natural gas businesses in 2018, were reversed in 2019. See Note 4, Rates and Other Regulatory Activities, for additional information.

Tax Reform Impact
We generated additional gross margin of $0.8 million for the six months ended June 30, 2019, as compared to the prior period, related to the tax savings we retained in 2019 as compared to reserving for those taxes in 2018. See Note 4, Rates and Other Regulatory Activities, for additional information.

Sandpiper's Margin from Natural Gas Conversions
Gross margin increased by $0.6 million for the six months ended June 30, 2019, as compared to the prior period, due primarily to the continuing conversion of the Sandpiper system from propane service to natural gas service.

Florida GRIP
Continued investment in the Florida GRIP generated additional gross margin of $0.5 million for the six months ended June 30, 2019, compared to the same period in 2018.

Impact of Weather on Customer Consumption
Gross margin decreased by $2.8 million due to the impact of warmer weather during the first six months of 2019 compared to the same period in 2018. Warmer weather reduced consumption, which negatively impacted gross margin from Delmarva gas distribution operations by approximately $1.5 million and gross margin from our Florida natural gas and electric operations by approximately $1.3 million.

Other Operating Expenses
Items contributing to the period-over-period increase in other operating expenses are listed in the following table:

(in thousands)
Depreciation, asset removal and property tax costs due to new capital investments	$3,301
Payroll, benefits and other employee-related expenses(1)	1,619
Incentive compensation costs (including timing of accruals)	331
Outside services and regulatory costs	(1,070)
Facilities maintenance costs	(1,005)
Other variances	602
Period-over-period increase in other operating expenses	$3,778
(1) Since we self-insure for healthcare costs, benefits costs fluctuate depending upon filed claims.

Unregulated Energy Segment

For the quarter ended June 30, 2019, compared to the quarter ended June 30, 2018:

	Three Months Ended
	June 30,		Increase
	2019	2018	(decrease)
(in thousands)
Revenue	$66,904	$76,345	$(9,441)
Cost of sales	51,783	59,430	(7,647)
Gross margin	15,121	16,915	(1,794)
Operations & maintenance	12,891	13,406	(515)
Depreciation & amortization	2,623	2,198	425
Other taxes	955	821	134
Total operating expenses	16,469	16,425	44
Operating (loss) income	$(1,348)	$490	$(1,838)

The Unregulated Energy segment had an operating loss of $1.3 million and operating income of $0.5 million for the three months ended June 30, 2019 and 2018, respectively. The decrease in operating income of approximately $1.8 million was principally due to lower operating income from PESCO.
We have elected to show the results of the Unregulated Energy segment separate from PESCO given its recent performance.

Unregulated Energy, excluding PESCO

			Increase
For the Three Months Ended June 30,	2019	2018	(decrease)
(in thousands)
Gross margin	$14,380	$14,309	$71
Depreciation, amortization and property taxes	2,850	2,399	451
Other operating expenses	11,805	12,108	(303)
Operating Loss	$(275)	$(198)	$(77)
Excluding PESCO, operating loss for the Unregulated Energy segment increased by $0.1 million for the three months ended June 30, 2019, compared to the same period in 2018. The increased operating loss was driven by $0.5 million in higher depreciation amortization and property taxes, partially offset by a $0.1 million increase in gross margin and $0.3 million in lower other operating expenses. While Marlin Gas Services generated an additional $1.0 million of gross margin for the segment, this was largely offset by warmer weather during the quarter.

Gross Margin
Items contributing to the quarter-over-quarter increase in gross margin are listed in the following table:

(in thousands)	Margin Impact
Marlin Gas Services (acquired assets of Marlin Gas Transport in December 2018)	$1,030
Propane Operations
Ohl acquisition (assets acquired in December 2018)	112
Decreased customer consumption - primarily due to warmer weather	(818)
Decrease in retail and wholesale propane margins	(166)
Aspire Energy
Rate increases	203
Decreased customer consumption - primarily due to warmer weather	(104)
Other variances	(186)
Quarter-over-quarter increase in gross margin	$71
The following is a narrative discussion of the significant items in the foregoing table, which we believe is necessary to understand the information disclosed in the table.

Marlin Gas Services
Gross margin increased by $1.0 million in the second quarter of 2019, as compared to the same period in the prior year, as a result of the acquisition of certain assets of Marlin Gas Transport in December 2018.

Propane Operations - Ohl Asset Acquisition
Gross margin increased by $0.1 million in the second quarter of 2019, as compared to the same period in the prior year, as a result of the acquisition of certain assets of Ohl by Sharp in December 2018.

Propane Operations - Decreased Customer Consumption - (Weather)
Gross margin decreased by $0.8 million for the Mid-Atlantic propane operations in the second quarter of 2019, as compared to the same period in the prior year. Weather in the Mid-Atlantic region was approximately 42 percent warmer in the second quarter of 2019 which reduced consumption by propane distribution customers and decreased gross margin, compared to the same period in 2018.

Propane Operations - Decreased Retail and Wholesale Propane Margins
Gross Margin decreased by $0.2 million, in the second quarter of 2019, as compared to the same period in the prior year, due primarily to lower margins per gallon and a physical inventory adjustment in the Mid-Atlantic propane operations.

Aspire Energy - Increased Margin Driven by Changes in Rates
Gross margin increased by $0.2 million in the second quarter of 2019, as compared to the same period in the prior year, due primarily to changes in customer rates during the quarter.

Aspire Energy - Decreased Customer Consumption - (Weather)
Gross margin decreased by $0.1 million in the second quarter of 2019, as compared to the same period in the prior year, due primarily to changes in customer consumption because of weather that was approximately 19 percent warmer in the second quarter of 2019 compared to the same period in 2018.
Other Operating Expenses
Items contributing to the quarter-over-quarter increase in other operating expenses are listed in the following table:

(in thousands)
Operating expenses for Marlin Gas Services and Ohl (Assets acquired in December 2018) including costs to expand the future growth prospects for the businesses (1)	$835
Outside services and facilities maintenance costs	(469)
Payroll, benefits and other employee-related expenses	(361)
Incentive compensation costs (including timing of accruals)	(239)
Depreciation, asset removal and property tax costs due to new capital investments	130
Other variances	252
Quarter-over-quarter increase in other operating expenses	$148
(1) The Ohl and Marlin Gas Services expenses have been aggregated and are excluded from the expense changes shown in the remainder of the table.
PESCO

			Increase
For the Three Months Ended June 30,	2019	2018	(decrease)
(in thousands)
Gross margin	$741	$2,606	$(1,865)
Depreciation, amortization and property taxes	153	154	(1)
Other operating expenses	1,661	1,764	(103)
Operating Income	$(1,073)	$688	$(1,761)

Operating income for PESCO decreased by $1.8 million for the three months ended June 30, 2019 compared to the same period in 2018. The decline in operating income was driven by a $1.9 million decrease in PESCO's gross margin compared to the same period in 2018 resulting from the following:

(in thousands)	Margin Impact
Increased supply costs	$(742)
Absence of nonrecurring margin in 2018 associated with the Southeast portfolio	(642)
Net impact of PESCO's MTM activity	(302)
Other variances	(179)
Quarter-over-quarter decrease in gross margin for PESCO	$(1,865)

For the six months ended June 30, 2019, compared to the six months ended June 30, 2018:

	Six Months Ended
	June 30,		Increase
	2019	2018	(decrease)
(in thousands)
Revenue	$205,007	$221,712	$(16,705)
Cost of sales	155,484	174,496	(19,012)
Gross margin	49,523	47,216	2,307
Operations & maintenance	28,597	26,766	1,831
Depreciation & amortization	5,234	4,364	870
Other taxes	2,064	1,912	152
Total operating expenses	35,895	33,042	2,853
Operating income	$13,628	$14,174	$(546)

The Unregulated Energy segment had operating income of $13.6 million and $14.2 million for the six months ended June 30, 2019 and 2018, respectively. The decreased operating income of approximately $0.5 million was due to an increase in gross margin of $2.3 million, offset by a $2.9 million increase in operating expenses.

We have elected to show the results of the Unregulated Energy segment separate from PESCO given its recent performance.

Unregulated Energy, excluding PESCO

			Increase
For the Six Months Ended June 30,	2019	2018	(decrease)
(in thousands)
Gross margin	$46,922	$43,435	$3,487
Depreciation, amortization and property taxes	5,641	4,757	884
Other operating expenses	26,048	24,428	1,620
Operating Income	$15,233	$14,250	$983
Excluding PESCO, operating income for the Unregulated Energy segment increased by $1.0 million for the six months ended June 30, 2019, compared to the same period in 2018. The increased operating income was driven by a $3.5 million increase in gross margin, partially offset by $1.6 million in higher operating expenses and $0.9 million in higher depreciation, amortization and property taxes.
Gross Margin
Items contributing to the period-over-period increase in gross margin are listed in the following table:

(in thousands)
Marlin Gas Services (acquired assets of Marlin Gas Transport in December 2018)	$3,359
Propane Operations
Increased retail margins per gallon	1,159
Ohl acquisition (assets acquired in December 2018)	588
Decrease in customer consumption due to the absence of the 2018 Bomb Cyclone and warmer weather in 2019	(1,623)
Lower wholesale propane margins and sales	(534)
Aspire Energy
Rate increases	892
Customer consumption growth	200
Other variances	(554)
Period-over-period increase in gross margin	$3,487
The following is a narrative discussion of the significant items in the foregoing table, which we believe is necessary to understand the information disclosed in the table.

Marlin Gas Services
Gross margin increased by $3.4 million for the six months ended June 30, 2019, as compared to the prior year period, as a result of the acquisition of certain assets of Marlin Gas Transport in December 2018.

Propane Operations - Increased Retail Margins Per Gallon
Gross margin increased by $1.2 million, due to lower propane costs during the first six months of 2019, compared to the same period in 2018. Our retail pricing strategy, guided by local market conditions, further increased margins in the first six months of 2019. These market conditions, which include competition with other propane suppliers, as well as the availability and price of alternative energy sources, may fluctuate based on changes in demand, supply and other energy commodity prices.

Propane Operations - Ohl Asset Acquisition
Gross margin increased by $0.6 million as a result of the acquisition of certain assets of Ohl by Sharp in December 2018, which was rolled into Sharp.

Propane Operations - Decreased Customer Consumption - (Weather)
The absence of extreme conditions during the January 2018 "Bomb Cyclone," drove weather-related consumption in the first six months of 2018 compared to the same period in 2019 and, along with warmer weather in the Mid-Atlantic region during 2019, reduced gross margin by $1.3 million for the Mid-Atlantic propane operations during the six months ended June 30, 2019, compared to the same period of the prior year period. Weather in Florida was approximately 25 percent warmer in the first six months of 2019 reducing consumption by propane distribution customers and decreasing gross margin by approximately $0.3 million, compared to the same period in 2018.

Propane Operations - Wholesale Propane Margins
Gross margin decreased by $0.5 million in 2019 due to a lower margin per gallon and a decrease in volumes delivered for the Mid-Atlantic propane operations.

Aspire Energy - Increased Margin Driven by Changes in Rates
Gross margin increased by $0.9 million during the six months ended June 30, 2019, compared to the same period of the prior year period, due primarily to changes in customer rates on various dates during 2018.

Aspire Energy - Customer Consumption Growth
Gross margin increased by $0.2 million during the six months ended June 30, 2019, compared to the same period in 2018, due to higher volumes delivered to customers.
Other Operating Expenses
Items contributing to the period-over-period increase in other operating expenses are listed in the following table:

(in thousands)
Operating expenses for Marlin Gas Services and Ohl (Asset acquisitions in December 2018) including costs to expand the future growth prospects for the businesses (1)	$1,689
Depreciation, asset removal and property tax costs due to new capital investments	261
Incentive compensation costs (including timing of accruals)	255
Outside services	117
Facilities maintenance costs	(336)
Payroll, benefits and other employee-related expenses(2)	(39)
Other variances	557
Period-over-period increase in other operating expenses	$2,504
(1) The Ohl and Marlin Gas Services expenses have been aggregated and are excluded from the expense changes shown in the remainder of the table
(2) Since the Company self-insures for healthcare costs, benefits costs fluctuate depending upon filed claims.

PESCO

			Increase
For the Six Months Ended June 30,	2019	2018	(decrease)
(in thousands)
Gross margin	$2,601	$3,781	$(1,180)
Depreciation, amortization and property taxes	301	302	(1)
Other operating expenses	3,905	3,555	350
Operating Income	$(1,605)	$(76)	$(1,529)

For the six months ended June 30, 2019, PESCO's gross margin decreased by $1.2 million compared to the same period in 2018. Lower gross margin from PESCO for the six months ended June 30, 2019 resulted from the following:

(in thousands)
Net impact of extraordinary costs associated with the 2018 Bomb Cyclone for the Mid-Atlantic wholesale portfolio (1)	$5,545
Net impact of PESCO's MTM activity	(5,892)
Absence of nonrecurring margin in 2018 associated with the Southeast portfolio	(642)
Other variances	(191)
Period-over-period increase in gross margin for PESCO	$(1,180)
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
Operating expenses increased by $0.3 million, reflecting increased staffing, infrastructure and risk management systems necessary to support growth. Overall, PESCO’s period-over-period performance decreased by $1.5 million.

OTHER EXPENSE, NET
For the quarter ended June 30, 2019 compared to the quarter ended June 30, 2018
Other expense, net, which includes non-operating investment income (expense), interest income, late fees charged to customers, gains or losses from the sale of assets and pension and other benefits expense, decreased by an immaterial amount in the second quarter of 2019, compared to the same period in 2018.
For the six months ended June 30, 2019 compared to the six months ended June 30, 2018
Other expense, net, which includes non-operating investment income (expense), interest income, late fees charged to customers, gains or losses from the sale of assets and pension and other benefits expense, decreased by $0.2 million for the first six months of 2019, compared to the same period in 2018.

INTEREST CHARGES
For the quarter ended June 30, 2019 compared to the quarter ended June 30, 2018
Interest charges for the three months ended June 30, 2019 increased by $1.8 million, compared to the same period in 2018, attributable primarily to: (1) an increase of $0.6 million in interest on long-term debt largely as a result of the issuance of the NYL Shelf Notes in May and November 2018 and the issuance of term notes issued in December 2018 and January 2019 to finance the restoration of service to customers who lost service due to the impact of Hurricane Michael, (2) an increase of $0.8 million in interest on higher levels of short-term borrowings coupled with higher rates related to those borrowings; and (3) an increase of $0.4 million in other interest due primarily to lower capitalization of interest associated with Eastern Shore's pipeline construction projects which are now fully completed.
For the six months ended June 30, 2019 compared to the six months ended June 30, 2018
Interest charges for the six months ended June 30, 2019 increased by $3.8 million, compared to the same period in 2018, attributable primarily to an increase of $1.3 million in interest on long-term debt and an increase of $1.8 million in interest on higher levels of short-term borrowings coupled with higher interest rates related to those borrowings, largely as a result of the issuance of the NYL Shelf Notes in May and November 2018 and term notes issued in December 2018 and January 2019 to finance the restoration of service to customers who lost service due to the impact of Hurricane Michael. In addition, other interest increased by $0.7 million due primarily to lower capitalization of interest associated with Eastern Shore's pipeline construction projects, which are now fully completed.

INCOME TAXES
For the quarter ended June 30, 2019 compared to the quarter ended June 30, 2018
Income tax expense was $3.2 million for the three months ended June 30, 2019, compared to $2.7 million in the same period in 2018. The increase in income tax expense was attributed to higher taxable income. Our effective income tax rate was 27.6 percent and 29.9 percent, for the three months ended June 30, 2019 and 2018, respectively.

For the six months ended June 30, 2019 compared to the six months ended June 30, 2018
Income tax expense was $12.7 million for both of the six months ended June 30, 2019, and 2018. Income tax expense remained flat due to the amortization of the deferred tax gross up associated with TCJA. In effect, the lower income tax rate in 2019, coupled with the amortization of the deferred tax gross up, generated a tax expense largely equal to the income tax expenses in 2018 based upon the higher income tax rate. Our effective income tax rate was 25.6 percent and 27.6 percent for the six months ended June 30, 2019 and 2018, respectively.

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
Our energy businesses are weather-sensitive and seasonal. We normally generate a large portion of our annual net income and subsequent increases in our accounts receivable in the first and fourth quarters of each year due to significant volumes of natural gas, electricity, and propane delivered by our distribution operations, and our natural gas transmission operations to customers during the peak heating season. In addition, our natural gas and propane inventories, which usually peak in the fall months, are largely drawn down in the heating season and provide a source of cash as the inventory is used to satisfy winter sales demand.
Capital expenditures for investments in new or acquired plant and equipment are our largest capital requirements. Our capital expenditures were $72.9 million for the six months ended June 30, 2019. The following table shows the 2019 capital expenditure forecast of $177.8 million by segment and by business line:

2019
(dollars in thousands)
Regulated Energy:
Natural gas distribution	$64,143
Natural gas transmission	66,787
Electric distribution	5,949
Total Regulated Energy	136,879
Unregulated Energy:
Propane distribution	11,870
Energy transmission	8,345
Other unregulated energy	11,000
Total Unregulated Energy	31,215
Other:
Corporate and other businesses	9,705
Total Other	9,705
Total 2019 Projected Capital Expenditures	$177,799

The 2019 forecast, excluding acquisitions, includes: Eastern Shore's 2017 System Expansion and Del-Mar Energy Pathway, Florida's Palm Beach County Western Expansion, Callahan Intrastate Pipeline and other potential pipeline projects, continued expenditures under Florida GRIP, further expansions of our natural gas distribution and transmission systems, continued natural gas infrastructure improvement activities, information technology systems, new buildings and facilities, and other strategic initiatives and investments.
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
The following table presents our capitalization, excluding and including short-term borrowings, as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
(in thousands)
Long-term debt, net of current maturities	$275,924	34%	$316,020	38%
Stockholders’ equity	544,384	66%	518,439	62%
Total capitalization, excluding short-term debt	$820,308	100%	$834,459	100%

	June 30, 2019		December 31, 2018
(in thousands)
Short-term debt	$301,226	26%	$294,458	26%
Long-term debt, including current maturities	351,524	29%	327,955	29%
Stockholders’ equity	544,384	45%	518,439	45%
Total capitalization, including short-term debt	$1,197,134	100%	$1,140,852	100%
Included in the long-term debt balances at December 31, 2018, were finance lease obligations for Sandpiper and Sharp. Sandpiper entered into a capacity, supply and operating agreement which expired in May 2019. The capacity portion of this agreement was accounted for as a finance lease. At December 31, 2018, the remaining balance of $0.6 million was included in current maturities.
Sharp had previously entered into an agreement to rent property in Anne Arundel County, Maryland, which it subsequently acquired in April 2019 (at December 31, 2018, $0.7 million of current maturities).
Our target ratio of equity to total capitalization, including short-term borrowings, is between 50 and 60 percent. Including the funds expended specifically related to the impact of Hurricane Michael, our equity to total capitalization ratio, including short-term borrowings, was 45.5 percent as of June 30, 2019. Excluding the funds expended for Hurricane Michael restoration activities, our equity to total capitalization ratio, including short-term borrowings, would have been approximately 47.9 percent. We seek to align permanent financing with the in-service dates of its capital projects. We may utilize more temporary short-term debt when the financing cost is attractive as a bridge to the permanent long-term financing.
Term Notes
In December 2018, we issued a $30.0 million unsecured term note through PNC Bank N.A. with a maturity date of January 21, 2020. The interest rate at June 30, 2019 and December 31, 2018 was 3.13% and 3.23%, respectively, which equals the one-month LIBOR rate plus 75 basis points. In January 2019, we issued a $30.0 million unsecured term note through Branch Banking and Trust Company, with a maturity date of February 28, 2020. The interest rate at June 30, 2019 was 3.19% which equals the one-month LIBOR rate plus 75 basis points. These term notes totaling $60.0 million are included in the current maturities of long-term debt as of June 30, 2019.
Shelf Agreements
We have entered into Shelf Agreements with Prudential, MetLife and NYL who are under no obligation to purchase any unsecured debt. The proceeds received from the issuances of these shelf notes was used to reduce borrowings under the Revolver and/or lines of credit and/or to fund capital expenditures. We entered into the Prudential Shelf Agreement, totaling $150.0 million, in October 2015, and we issued $70.0 million of 3.25% unsecured debt in April 2017. The Prudential Shelf Agreement was then amended in September 2018 to increase the borrowing capacity back up to $150.0 million, and Prudential accepted our request to purchase our unsecured debt of $100.0 million at an interest rate of 3.98% on or before August 20, 2019. We entered into the NYL Shelf Agreement, totaling $100.0 million, in March 2017, and we issued unsecured debt totaling $100.0 million during 2018. The NYL Shelf Agreement was amended in November 2018 to add incremental borrowing capacity of $50.0 million. As of June 30, 2019, we had not requested that MetLife purchase unsecured senior debt under the MetLife Shelf Agreement, which we entered into in March 2017. The following table summarizes our shelf agreements borrowing information at June 30, 2019:

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
Short-term Borrowings
Our outstanding short-term borrowings at June 30, 2019 and December 31, 2018 were $301.2 million and $294.5 million at weighted average interest rates of 3.40 percent and 3.44 percent, respectively. Our current short-term borrowing limit, authorized by our Board of Directors, is $400.0 million.
We utilize bank lines of credit to provide funds for our short-term cash needs to meet seasonal working capital requirements and to temporarily fund portions of the capital expenditure program. As of June 30, 2019, we had five unsecured bank credit facilities with four financial institutions totaling $220.0 million in available credit. In addition, we have a $150.0 million Revolver under which borrowings can be designated as short-term debt. The terms of the Revolver are further described below. None of the unsecured bank lines of credit requires compensating balances.
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
Cash Flows
The following table provides a summary of our operating, investing and financing cash flows for the six months ended June 30, 2019 and 2018:

	Six Months Ended
	June 30,
	2019	2018
(in thousands)
Net cash provided by (used in):
Operating activities	$74,575	$108,352
Investing activities	(90,880)	(126,661)
Financing activities	17,470	17,207
Net increase (decrease) in cash and cash equivalents	1,165	(1,102)
Cash and cash equivalents—beginning of period	6,089	5,614
Cash and cash equivalents—end of period	$7,254	$4,512

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
During the six months ended June 30, 2019 and 2018, net cash provided by operating activities was $74.6 million and $108.4 million, respectively, resulting in a decrease in cash flows of $33.8 million. Significant operating activities generating the cash flows change were as follows:

•	Changes in net regulatory assets and liabilities decreased cash flows by $12.6 million, due primarily to the change in fuel costs collected through the various cost recovery mechanisms.

•	Changes in net accounts receivable and accrued revenue and accounts payable and accrued liabilities decreased cash flows by $11.6 million, due primarily to the timing and receipt of payments.

•
Net cash flows from income taxes receivable decreased by $4.0 million due primarily to the absence of tax refunds associated with lower corporate tax rates implemented in the prior year as a component of the TCJA.

•	Net cash flows from changes in propane inventory, storage gas and other inventories decreased by approximately $3.4 million due primarily to lower levels of our inventory during 2018; and

•	Net cash flows from changes in customer deposits, prepaid expenses and other assets decreased by approximately $3.4 million.
Cash Flows Used in Investing Activities
Net cash used in investing activities totaled $90.9 million and $126.7 million during the six months ended June 30, 2019 and 2018, respectively, resulting in an increase in cash of $35.8 million. Cash paid for capital expenditures was $90.4 million for the first six months of 2019, compared to $126.8 million for the same period in 2018, resulting in increased cash flows of $36.4 million.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities totaled $17.5 million during the six months ended June 30, 2019 compared to net cash of $17.2 million used in financing activities during the prior year period resulting in an increase in cash flows of $0.3 million. The increase in net cash provided by financing activities resulted primarily from the following:

•	Increased cash flows from lower repayments of long-term debt of $23.8 million.

•
Decreased cash flows of $44.9 million associated with the issuance of long-term debt. For the six months ended June 30, 2019 we received $30.0 million from the issuance of term notes to finance the restoration of service to customers who lost service due to the impact of Hurricane Michael. For the six months ended June 30, 2018, we had received $74.9 million in net cash proceeds from the Revolver and the issuance of the NYL Shelf Notes (Series A).

•	Increased cash flows from lower repayments of short-term borrowing of $22.5 million under our line of credit arrangements and;

•	Cash dividends of $11.8 million paid during the six months ended June 30, 2019, compared to $10.3 million for the six months ended June 30, 2018.
Off-Balance Sheet Arrangements
We have issued corporate guarantees to certain vendors of our subsidiaries that provide for the payment of propane and natural gas purchases in the event of the subsidiary’s default. The liabilities for these purchases are recorded in our financial statements when incurred. The aggregate amount guaranteed at June 30, 2019 was $68.1 million, with the guarantees expiring on various dates through December 31, 2020.
We have issued letters of credit totaling $7.0 million related to the electric transmission services for FPU's northwest electric division, the firm transportation service agreement between TETLP and our Delaware and Maryland divisions, and to our current and previous primary insurance carriers with expiration dates extending through April 5, 2020. There were no draws on these letters of credit as of June 30, 2019. We do not anticipate that the letters of credit will be drawn upon by the counterparties, and we expect that the letters of credit will be renewed to the extent necessary in the future. Additional information is presented in Note 6, Other Commitments and Contingencies in the condensed consolidated financial statements.

Contractual Obligations
There has been no material change in the contractual obligations presented in our 2018 Annual Report on Form 10-K, except for long-term debt and commodity purchase obligations entered into in the ordinary course of our business. The following table summarizes long-term debt and commodity purchase contract obligations at June 30, 2019:

	Payments Due by Period
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
(in thousands)
Long-term debt (1)	$75,600	$40,700	$39,700	$196,100	$352,100
Purchase obligations - Commodity (2)	104,916	32,899	13,123	9,680	160,618
Total	$180,516	$73,599	$52,823	$205,780	$512,718

(1) Excludes finance lease obligation, debt issuance costs and an unamortized discount of $0.6 million.
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
Rates and Regulatory Matters
Our natural gas distribution operations in Delaware, Maryland and Florida and electric distribution operation in Florida are subject to regulation by the respective state PSC; Eastern Shore is subject to regulation by the FERC; and Peninsula Pipeline is subject to regulation by the Florida PSC. At June 30, 2019, we were involved in regulatory matters in each of the jurisdictions in which we operate. Our significant regulatory matters are fully described in Note 4, Rates and Other Regulatory Activities, to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
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
Long-term debt is subject to potential losses based on changes in interest rates. Our long-term debt at June 30, 2019, consists of fixed-rate Senior Notes and $8.0 million of fixed-rate secured debt. We evaluate whether to refinance existing debt or permanently refinance existing short-term borrowings based in part on the fluctuation in interest rates. Additional information about our long-term debt is disclosed in Note 14, Long-term Debt, in the condensed consolidated financial statements.
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
The following table reflects the changes in the fair market value of financial derivatives contracts related to natural gas and propane purchases and sales from December 31, 2018 to June 30, 2019:

(in thousands)	Balance at December 31, 2018	Increase (Decrease) in Fair Market Value	Less Amounts Settled	Balance at June 30, 2019
PESCO	$(184)	$1,673	$(834)	$655
Sharp	(1,522)	(392)	836	(1,078)
Total	$(1,706)	$1,281	$2	$(423)
There were no changes in methods of valuations during the six months ended June 30, 2019.
The following is a summary of fair market value of financial derivatives as of June 30, 2019, by method of valuation and by maturity for each fiscal year period.

(in thousands)	2019	2020	2021	2022	2023	Total Fair Value
Price based on ICE - PESCO	$(889)	$1,096	$524	$(68)	$(8)	$655
Price based on Mont Belvieu - Sharp	(481)	(546)	(45)	(6)	—	(1,078)
Total	$(1,370)	$550	$479	$(74)	$(8)	$(423)
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and Chief Financial Officer of Chesapeake Utilities, with the participation of other Company officials, have evaluated our “disclosure controls and procedures” (as such term is defined under Rules 13a-15(e) and 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2019. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting
Beginning January 1, 2019, we adopted ASU 2016-02, Leases. The impacts of the adoption are discussed in detail in Note 1, Summary of Accounting Policies, and Note 15, Leases, in the notes to the condensed consolidated financial statements within this Form 10-Q. In conjunction with this adoption, we implemented changes to our controls related to leases, which were not material to our internal controls over financial reporting. These included the development of new policies for the identification of leases and other ongoing monitoring activities. These controls were designed to provide assurance, at a reasonable level, of the fair presentation of our condensed consolidated financial statements and related disclosures. During the quarter ended June 30, 2019, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
Period	Purchased	per Share	or Programs (2)	or Programs (2)
April 1, 2019 through April 30, 2019 (1)	407	$92.58	—	—
May 1, 2019 through May 31, 2019	—	—	—	—
June 1, 2019 through June 30, 2019	—	—	—	—
Total	407	$92.58	—	—

(1) Chesapeake Utilities purchased shares of common stock on the open market for the purpose of reinvesting the dividend on shares held in the Rabbi Trust accounts for certain directors and senior executives under the Non-Qualified Deferred Compensation Plan. The Non-Qualified Deferred Compensation Plan is discussed in detail in Item 8 under the heading “Notes to the Consolidated Financial Statements—Note 9, Employee Benefit Plans” in our latest Annual Report on Form 10-K for the year ended December 31, 2018. During the quarter ended June 30, 2019, 407 shares were purchased through the reinvestment of dividends on deferred stock units.
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
Date: August 8, 2019

