Form 10-Q
period 2019-09-30
CHESAPEAKE UTILITIES CORP
filed 2019-11-07
CIK 19745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2019
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Common Stock, par value $0.4867 — 16,403,776 shares outstanding as of October 31, 2019.

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
FERC: Federal Energy Regulatory Commission
FPU: Florida Public Utilities Company, a wholly-owned subsidiary of Chesapeake Utilities
Gas South: Gas South, LLC, a subsidiary of Cobb Electric Membership Corporation
GAAP: Accounting principles generally accepted in the United States of America
GRIP: Gas Reliability Infrastructure Program
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
LIBOR: The London Inter-Bank Offered Rate
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

MTM: Mark-to-Market (fair value accounting)
NJRES: New Jersey Resource Energy Services Company a subsidiary of New Jersey Resources Inc.
NYL: New York Life Investors LLC, an institutional debt investment management firm, with which Chesapeake Utilities entered into a Shelf Agreement and issued Shelf Notes
Peninsula Pipeline: Peninsula Pipeline Company, Inc., a wholly-owned subsidiary of Chesapeake Utilities
PESCO: Peninsula Energy Services Company, Inc., a wholly-owned subsidiary of Chesapeake Utilities
Prudential: Prudential Investment Management Inc., an institutional investment management firm, with which Chesapeake Utilities has entered into a Shelf Agreement and issued Shelf Notes
PSC: Public Service Commission, which is the state agency that regulates utility rates and/or services in certain of our jurisdictions
Retirement Savings Plan: A qualified 401(k) retirement savings plan sponsored by Chesapeake Utilities
Revolver: Our unsecured revolving credit facility with certain lenders
Sandpiper: Sandpiper Energy, Inc., a wholly-owned subsidiary of Chesapeake Utilities
SEC: U.S. Securities and Exchange Commission
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
TCJA: Tax Cuts and Jobs Act enacted on December 22, 2017
TETLP: Texas Eastern Transmission, LP, an interstate pipeline interconnected with Eastern Shore's pipeline
UET: United Energy Trading, LLC a subsidiary of United Energy Corporation

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
(in thousands, except shares and per share data)
Operating Revenues
Regulated Energy	$74,580	$72,770	$251,601	$252,667
Unregulated Energy and other	18,046	20,630	96,029	103,435
Total Operating Revenues	92,626	93,400	347,630	356,102
Operating Expenses
Regulated Energy cost of sales	19,619	21,501	74,452	89,741
Unregulated Energy and other cost of sales	5,709	9,512	36,975	49,196
Operations	32,623	31,449	99,596	97,723
Maintenance	3,920	3,208	11,199	10,419
Gain from a settlement	—	—	(130)	(130)
Depreciation and amortization	11,219	10,487	33,612	29,739
Other taxes	5,178	4,364	15,282	13,446
Total Operating Expenses	78,268	80,521	270,986	290,134
Operating Income	14,358	12,879	76,644	65,968
Other expense, net	(350)	(4)	(729)	(168)
Interest charges	5,403	4,357	16,583	11,764
Income from Continuing Operations Before Income Taxes	8,605	8,518	59,332	54,036
Income Taxes on Continuing Operations	2,360	2,428	15,355	14,918
Income from Continuing Operations	6,245	6,090	43,977	39,118
Loss from Discontinued Operations, Net of Tax	(624)	(552)	(1,388)	(339)
Net Income	$5,621	$5,538	$42,589	$38,779
Weighted Average Common Shares Outstanding:
Basic	16,403,776	16,378,545	16,396,646	16,366,608
Diluted	16,453,867	16,428,439	16,444,231	16,416,255
Basic Earnings Per Share of Common Stock:
Earnings from Continuing Operations	$0.38	$0.37	$2.68	$2.39
Earnings from Discontinued Operations	(0.04)	(0.03)	(0.08)	(0.02)
Basic Earnings Per Share of Common Stock	$0.34	$0.34	$2.60	$2.37

Diluted Earnings Per Share of Common Stock:
Earnings from Continuing Operations	$0.38	$0.37	$2.67	$2.38
Earnings from Discontinued Operations	(0.04)	(0.03)	(0.08)	(0.02)
Diluted Earnings Per Share of Common Stock	$0.34	$0.34	$2.59	$2.36
The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
(in thousands)
Net Income	$5,621	$5,538	$42,589	$38,779
Other Comprehensive Income (Loss), net of tax:
Employee Benefits, net of tax:
Amortization of prior service cost, net of tax of $(5), $(5), $(15) and $(16), respectively	(14)	(14)	(43)	(42)
Net gain, net of tax of $39, $38, $125 and $118, respectively	114	100	355	317
Cash Flow Hedges, net of tax:
Unrealized gain (loss) on commodity contract cash flow hedges, net of tax of $152, $257, $496 and $(70), respectively	324	644	1,193	(83)
Total Other Comprehensive Income, net of tax	424	730	1,505	192
Comprehensive Income	$6,045	$6,268	$44,094	$38,971
The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

Assets	September 30, 2019	December 31, 2018
(in thousands, except shares and per share data)
Property, Plant and Equipment
Regulated Energy	$1,407,371	$1,297,416
Unregulated Energy	250,826	236,440
Other businesses and eliminations	30,596	34,585
Total property, plant and equipment	1,688,793	1,568,441
Less: Accumulated depreciation and amortization	(330,479)	(294,089)
Plus: Construction work in progress	102,640	108,584
Net property, plant and equipment	1,460,954	1,382,936
Current Assets
Cash and cash equivalents	4,320	6,089
Trade and other receivables (less allowance for uncollectible accounts of $1,350 and $1,058, respectively)	34,504	53,837
Accrued revenue	11,538	22,640
Propane inventory, at average cost	4,370	9,791
Other inventory, at average cost	6,037	7,127
Regulatory assets	6,633	4,796
Storage gas prepayments	2,158	3,433
Income taxes receivable	11,100	15,300
Prepaid expenses	10,571	10,079
Derivative assets, at fair value	—	82
Other current assets	2,489	5,682
Current assets held for sale	21,155	52,681
Total current assets	114,875	191,537
Deferred Charges and Other Assets
Goodwill	21,516	21,568
Other intangible assets, net	3,272	3,850
Investments, at fair value	8,536	6,711
Operating lease right-of-use assets (refer to Note 16)	12,004	—
Regulatory assets	77,030	72,422
Other assets	8,874	6,985
Noncurrent assets held for sale	7,179	7,662
Total deferred charges and other assets	138,411	119,198
Total Assets	$1,714,240	$1,693,671

The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

Capitalization and Liabilities	September 30, 2019	December 31, 2018
(in thousands, except shares and per share data)
Capitalization
Stockholders’ equity
Preferred stock, par value $0.01 per share (authorized 2,000,000 shares), no shares issued and outstanding	$—	$—
Common stock, par value $0.4867 per share (authorized 50,000,000 shares)	7,984	7,971
Additional paid-in capital	257,436	255,651
Retained earnings	284,694	261,530
Accumulated other comprehensive loss	(5,403)	(6,713)
Deferred compensation obligation	4,505	3,854
Treasury stock	(4,505)	(3,854)
Total stockholders’ equity	544,711	518,439
Long-term debt, net of current maturities	375,810	316,020
Total capitalization	920,521	834,459
Current Liabilities
Current portion of long-term debt	75,600	11,935
Short-term borrowing	224,744	294,458
Accounts payable	53,150	98,681
Customer deposits and refunds	29,629	32,620
Accrued interest	4,891	2,317
Dividends payable	6,644	6,060
Accrued compensation	10,362	13,923
Regulatory liabilities	5,691	7,883
Derivative liabilities, at fair value	2,216	1,604
Other accrued liabilities	15,210	10,081
Current liabilities held for sale	18,110	48,672
Total current liabilities	446,247	528,234
Deferred Credits and Other Liabilities
Deferred income taxes	165,492	156,820
Regulatory liabilities	133,966	135,039
Environmental liabilities	6,713	7,638
Other pension and benefit costs	27,890	28,513
Operating lease - liabilities (refer to Note 16)	10,392	—
Deferred investment tax credits and other liabilities	3,019	2,968
Total deferred credits and other liabilities	347,472	330,978
Environmental and other commitments and contingencies (Notes 6 and 7)
Total Capitalization and Liabilities	$1,714,240	$1,693,671
The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
(in thousands)
Operating Activities
Net income	$42,589	$38,779
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,049	30,176
Depreciation and accretion included in other costs	6,380	6,464
Deferred income taxes	8,789	11,047
Realized (gain) loss on commodity contracts/sale of assets/investments	(1,087)	4,015
Unrealized gain on investments/commodity contracts	(1,025)	(427)
Employee benefits and compensation	1,163	456
Share-based compensation	2,305	2,535
Other, net	—	(35)
Changes in assets and liabilities:
Accounts receivable and accrued revenue	51,997	32,988
Propane inventory, storage gas and other inventory	7,996	6,379
Regulatory assets/liabilities, net	(7,160)	3,899
Prepaid expenses and other current assets	13,959	(1,533)
Accounts payable and other accrued liabilities	(51,550)	(9,590)
Income taxes receivable	4,200	6,053
Customer deposits and refunds	(2,992)	136
Accrued compensation	(3,747)	(2,804)
Other assets and liabilities, net	(1,927)	(542)
Net cash provided by operating activities	103,939	127,996
Investing Activities
Property, plant and equipment expenditures	(139,315)	(171,410)
Proceeds from sale of assets	327	565
Environmental expenditures	(925)	(322)
Net cash used in investing activities	(139,913)	(171,167)
Financing Activities
Common stock dividends	(18,235)	(16,171)
Issuance of stock under the Dividend Reinvestment Plan	(536)	(518)
Tax withholding payments related to net settled stock compensation	(692)	(1,210)
Change in cash overdrafts due to outstanding checks	(2,855)	712
Net borrowings (repayments) under line of credit agreements	(66,859)	16,612
Proceeds from long-term debt	129,817	74,901
Repayment of long-term debt, long-term borrowing under the Revolver and capital lease obligation	(6,435)	(30,554)
Net cash provided by financing activities	34,205	43,772
Net Increase (Decrease) in Cash and Cash Equivalents	(1,769)	601
Cash and Cash Equivalents—Beginning of Period	6,089	5,614
Cash and Cash Equivalents—End of Period	$4,320	$6,215
The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock (1)
(in thousands, except shares and per share data)	Number of Shares(2)	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation	Treasury Stock	Total
Balance at June 30, 2018	16,378,545	$7,971	$255,356	$250,377	$(5,717)	$3,782	$(3,782)	$507,987
Net income	—	—	—	5,538	—	—	—	5,538
Other comprehensive income	—	—	—	—	730	—	—	730
Dividend declared ($0.3700 per share)	—	—	—	(6,110)	—	—	—	(6,110)
Dividend reinvestment plan	—	—	—	—	—	—	—	—
Share-based compensation and tax benefit (3)(4)	—	—	153	—	—	—	—	153
Treasury stock activities	—	—	—	—	—	36	(36)	—
Balance at September 30, 2018	16,378,545	$7,971	$255,509	$249,805	$(4,987)	$3,818	$(3,818)	$508,298

Balance at December 31, 2017	16,344,442	$7,955	$253,470	$229,141	$(4,272)	$3,395	$(3,395)	$486,294
Net income	—	—	—	38,779	—	—	—	38,779
Cumulative effect of the adoption of ASU 2014-09	—	—	—	(1,498)	—	—	—	(1,498)
Reclassification upon the adoption of ASU 2018-02	—	—	—	907	(907)	—	—	—
Other comprehensive loss	—	—	—	—	192	—	—	192
Dividend declared ($1.065 per share)	—	—	—	(17,524)	—	—	—	(17,524)
Dividend reinvestment plan	—	—	(2)	—	—	—	—	(2)
Share-based compensation and tax benefit (3)(4)	34,103	16	2,041	—	—	—	—	2,057
Treasury stock activities	—	—	—	—	—	423	(423)	—
Balance at September 30, 2018	16,378,545	$7,971	$255,509	$249,805	$(4,987)	$3,818	$(3,818)	$508,298

Balance at June 30, 2019	16,403,776	$7,984	$256,385	$285,762	$(5,747)	$4,694	$(4,694)	544,384
Net income	—	—	—	5,621	—	—	—	5,621
Other comprehensive loss	—	—	—	—	344	—	—	344
Dividend declared ($0.4050 per share)	—	—	—	(6,689)	—	—	—	(6,689)
Dividend reinvestment plan	—	—	(1)	—	—	—	—	(1)
Share-based compensation and tax benefit (3) (4)		—	1,052	—	—	—	—	1,052
Treasury stock activities	—	—	—	—	—	(189)	189	—
Balance at September 30, 2019	16,403,776	$7,984	$257,436	$284,694	$(5,403)	$4,505	$(4,505)	$544,711

Balance at December 31, 2018	16,378,545	$7,971	$255,651	$261,530	$(6,713)	$3,854	$(3,854)	$518,439
Net income	—	—	—	42,589	—	—	—	42,589
Prior period reclassification	—	—	—	115	(115)	—	—	—
Other comprehensive income	—	—	—	—	1,425	—	—	1,425
Dividend declared ($1.1800 per share)	—	—	—	(19,540)	—	—	—	(19,540)
Dividend reinvestment plan	—	—	(3)	—	—	—	—	(3)
Share-based compensation and tax benefit (3) (4)	25,231	13	1,788	—	—	—	—	1,801
Treasury stock activities	—	—	—	—	—	651	(651)	—
Balance at September 30, 2019	16,403,776	$7,984	$257,436	$284,694	$(5,403)	$4,505	$(4,505)	$544,711

(1)
2,000,000 shares of preferred stock at $0.01 par value have been authorized. No shares have been issued or are outstanding; accordingly, no information has been included in the statements of stockholders’ equity.

(2)
Includes 94,923 shares at September 30, 2019, 97,053 shares at December 31, 2018, 96,622 shares at September 30, 2018 and 90,961 shares at December 31, 2017, respectively, held in a Rabbi Trust related to our Non-Qualified Deferred Compensation Plan.

(3)	Includes amounts for shares issued for directors’ compensation.

(4)
The shares issued under the SICP are net of shares withheld for employee taxes. For the nine months ended September 30, 2019 and 2018, we withheld 7,635 and 16,918 shares, respectively, for employee taxes.

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
The accompanying unaudited condensed consolidated financial statements have been prepared in compliance with the rules and regulations of the SEC and GAAP. In accordance with these rules and regulations, certain information and disclosures normally required for audited financial statements have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in our latest Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair presentation of our results of operations, financial position and cash flows for the interim periods presented.
Where necessary to improve comparability, prior period amounts have been changed to conform to current period presentation.
Beginning in the third quarter of 2019, management began executing a strategy to sell the operating assets of PESCO. In connection with this strategy, during the third quarter of 2019, we reached agreements with three entities to sell PESCO's assets and contracts. Two transactions closed in October 2019 and one transaction closed in November 2019 with subsequent closings scheduled for December 2019 and January 2020. As a result of the sale, we are fully exiting the natural gas marketing business. Accordingly, PESCO’s historical financial results are reflected in our condensed consolidated financial statements as discontinued operations, which required retrospective application to financial information for all periods presented. Refer to Note 3, Discontinued Operations for further information.
Due to the seasonality of our business, results for interim periods are not necessarily indicative of results for the entire fiscal year. Revenue and earnings are typically greater during the first and fourth quarters, when consumption of energy is highest due to colder temperatures.
Except for the completion of the sale of certain PESCO's assets and contracts on October 1, 2019, as discussed in Note 3, Discontinued Operations and the settlement of Chesapeake Pension Plan obligations, see Note 10, Employee Benefit Plans, no events have occurred subsequent to the balance sheet date that would require recognition or disclosure in the condensed consolidated financial statements. We have evaluated subsequent events for recognition or disclosure through November 6, 2019, the date the financial statements were available to be issued.

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
We accounted for the purchases of the operating assets of Marlin Gas Transport and Ohl, which totaled approximately $18.4 million, as business combinations within our Unregulated Energy segment. Goodwill of $4.8 million, related to the Marlin Gas Transport acquisition, and $1.5 million, associated with the Ohl acquisition, were initially recorded at the close of these transactions. In 2019, we recorded a reduction to the purchase price for Ohl of $0.2 million upon completing our inspection of the assets purchased.  The purchase price adjustment was recorded as a reduction in our property, plant and equipment balance.  The amounts recorded in conjunction with these acquisitions are preliminary and subject to adjustment based on additional valuations performed during the measurement period. Due to the timing of these acquisitions, the revenue and operating income from these acquisitions in 2018 were immaterial. For the quarter and nine months ended September 30, 2019, these acquisitions generated the following operating revenue and income:

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Operating Revenue	Operating Income	Operating Revenue	Operating Income
(in thousands)
Marlin Gas Services	$1,059	$68	$4,601	$1,491
Ohl propane acquisition	$149	$(35)	$1,146	$177

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

See Note 16, Leases, for additional information with respect to the impact of the adoption of the lease accounting guidance and the disclosures required by ASU 2016-02 and the related amendments.

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
Recent Accounting Standards Yet to be Adopted
Financial Instruments - Credit Losses (ASC 326) - In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which changes how entities account for credit losses for most financial assets and certain other instruments, and subsequent guidance which served to clarify or amend the original standard. ASU 2016-13 and the related amendments require entities to estimate lifetime expected credit losses for trade receivables and to provide additional disclosure related to credit losses. ASU 2016-13 will be effective for our annual and interim financial statements beginning in January 1, 2020 and is not expected to have a material impact on our financial position or results of operations.
Intangibles - Goodwill (ASC 350) - In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. ASU 2017-04 will be effective for our annual and interim financial statements beginning January 1, 2020, although early adoption is permitted. The amendments included in this ASU are to be applied prospectively, and is not expected to have a material impact on our financial position or results of operations.
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

2.	Calculation of Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
(in thousands, except shares and per share data)
Calculation of Basic Earnings Per Share:
Income from Continuing Operations	$6,245	$6,090	$43,977	$39,118
Loss from Discontinued Operations	(624)	(552)	(1,388)	(339)
Net Income	$5,621	$5,538	$42,589	$38,779

Weighted average shares outstanding	16,403,776	16,378,545	16,396,646	16,366,608
Earnings from Continuing Operations	$0.38	$0.37	$2.68	$2.39
Earnings from Discontinued Operations	(0.04)	(0.03)	(0.08)	(0.02)
Basic Earnings Per Share	$0.34	$0.34	$2.60	$2.37

Calculation of Diluted Earnings Per Share:
Reconciliation of Numerator:
Income from Continuing Operations	$6,245	$6,090	$43,977	$39,118
Loss from Discontinued Operations	(624)	(552)	(1,388)	(339)
Net Income	$5,621	$5,538	$42,589	$38,779

Reconciliation of Denominator:
Weighted shares outstanding—Basic	16,403,776	16,378,545	16,396,646	16,366,608
Effect of dilutive securities—Share-based compensation	50,091	49,894	47,585	49,647
Adjusted denominator—Diluted	16,453,867	16,428,439	16,444,231	16,416,255
Diluted Earnings Per Share from Continuing Operations	$0.38	$0.37	$2.67	$2.38
Diluted Earnings Per Share from Discontinued Operations	(0.04)	(0.03)	(0.08)	(0.02)
Diluted Earnings Per Share	$0.34	$0.34	$2.59	$2.36

3.	Discontinued Operations

In September of 2019, we initiated a plan to sell a majority of the assets of PESCO, our natural gas marketing subsidiary. This was done in an effort to enable us to focus on the strategies that support our core energy delivery business. To date, we have executed the following three separate transactions to sell PESCO’s assets and contracts:

•	PESCO’s Florida retail operations were sold to Gas South. The initial closing for the transaction was completed in November 2019 with subsequent closings expected for December 2019 and January 2020.

•	PESCO’s other non-Florida retail operations and contracts were sold to UET in October 2019.

•	PESCO’s Mid-Atlantic wholesale contracts and Chesapeake Utilities’ Delaware division, Maryland division and Sandpiper Energy asset management agreements were sold to NJRES in October 2019.

In addition to these transactions, we are actively marketing PESCO’s producer services portfolio and are targeting a sale by the end of 2019. We expect to recognize a pre-tax gain ranging from $5.0 million to $7.0 million in connection with the closing of the three transactions during the fourth quarter of 2019.

As a result of the sales agreements, we began to report PESCO as discontinued operations during the third quarter of 2019, we began to exclude PESCO's performance from continuing operations and segment results for all periods presented and classified its assets and liabilities as held for sale. The assets and liabilities of PESCO are presented as current and noncurrent assets and liabilities of a business held for sale in the condensed consolidated balance sheets.

Additionally, amounts for operating revenues and costs of sales which had previously been eliminated in consolidation related to intercompany sales and purchases have been grossed up and are now reflected as a component of operating revenues and costs of sales for all periods presented. We have recast these amounts because upon completion of the sales transactions, we will continue to provide and receive services from the buyers.

A summary of discontinued operations presented in the condensed consolidated statements of income includes the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019 (1)	2018 (2)	2019 (1)	2018 (2)
Operating revenues	$34,271	$51,619	$152,573	$181,976
Cost of sales	33,763	50,888	149,464	177,463
Other operating expenses	1,361	1,574	4,818	4,791
Operating loss	(853)	(843)	(1,709)	(278)
Interest and other expense	75	80	243	248
Loss from Discontinued Operations before income taxes	(928)	(923)	(1,952)	(526)
Income tax benefit	(304)	(371)	(564)	(187)
Loss from Discontinued Operations, net of tax	$(624)	$(552)	$(1,388)	$(339)
(1) Included in operating revenues and cost of sales for the three and nine months ended September 30, 2019, is $4.3 million and $19.1 million respectively, representing amounts which had been previously eliminated in consolidation related to intercompany activity that will continue with the buyers after the disposition of the assets of PESCO.
(2) Included in operating revenues and cost of sales for the three and nine months ended September 30, 2018 is $4.7 million and $22.1 million respectively, representing amounts which had been previously eliminated in consolidation related to intercompany activity that will continue with the buyers after the disposition of the assets of PESCO.

The assets and liabilities of the discontinued operations classified as held for sale in the condensed consolidated balance sheet include the following:

	September 30,	December 31,
(in thousands)	2019	2018
Property, plant and equipment	$1,203	$1,242
Less: accumulated depreciation	(334)	(206)
Net property, plant and equipment (1)	869	1,036
Current assets	21,155	52,681
Deferred charges and other assets (1)	6,310	6,626
Assets of Discontinued Operations held for sale	$28,334	$60,343

Current liabilities	$18,110	$48,672
Liabilities of Discontinued Operations held for sale	$18,110	$48,672
Net assets	$10,224	$11,671
(1) These balances have been combined within the condensed consolidated balance sheets to arrive at non-current assets held for sale.

We have elected not to separately disclose discontinued operations on the condensed consolidated statement of cash flows. The following table summarizes significant statement of cash flow data related to the discontinued operations of PESCO:

	Nine Months Ended
	September 30,
(in thousands)	2019	2018
Depreciation and amortization	$437	$437
Property, plant and equipment expenditures	$—	$72
Deferred income taxes	$513	$403
Realized gain on commodity contracts	$623	$3,295

Our Delmarva Peninsula natural gas distribution operations had asset management agreements with PESCO to manage their natural gas transportation and storage capacity. The agreements were effective as of April 1, 2017, and each expire on March 31, 2020. As a result of the sale of the assets of PESCO, effective October 1, 2019, these agreements are now managed by NJRES through the remainder of the contract term. In addition to the asset management agreements, our Eastern Shore subsidiary had several firm transportation and capacity arrangements with PESCO which were included in the assets sold to UET. Eastern Shore will continue to fulfill these arrangements throughout the remainder of their contractual term. These agreements currently have expiration dates of March 31, 2020 and November 30, 2021.

4.     Revenue Recognition
We recognize revenue when our performance obligations under contracts with customers have been satisfied, which generally occurs when our businesses have delivered or transported natural gas, electricity or propane to customers. We exclude sales taxes and other similar taxes from the transaction price. Typically, our customers pay for the goods and/or services we provide in the month following the satisfaction of our performance obligation. The revenues in the following tables exclude operating revenues from PESCO that are now reflected as discontinued operations. The following table displays our revenue from continuing operations by major source based on product and service type for the three months ended September 30, 2019 and 2018:

	Three months ended September 30, 2019				Three Months Ended September 30, 2018
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Energy distribution
Delaware natural gas division	$6,953	$—	$—	$6,953	$7,010	$—	$—	$7,010
Florida natural gas division	6,710	—	—	6,710	6,282	—	—	6,282
FPU electric distribution	24,174	—	—	24,174	23,830	—	—	23,830
FPU natural gas distribution	17,908	—	—	17,908	17,390	—	—	17,390
Maryland natural gas division	2,634	—	—	2,634	2,463	—	—	2,463
Sandpiper natural gas/propane operations	3,673	—	—	3,673	3,561	—	—	3,561
Total energy distribution	62,052	—	—	62,052	60,536	—	—	60,536

Energy transmission
Aspire Energy	—	4,247	—	4,247	—	5,750	—	5,750
Eastern Shore	17,573	—	—	17,573	16,189	—	—	16,189
Peninsula Pipeline	4,442	—	—	4,442	3,404	—	—	3,404
Total energy transmission	22,015	4,247	—	26,262	19,593	5,750	—	25,343

Energy generation
Eight Flags	—	4,027	—	4,027	—	4,044	—	4,044

Propane operations
Propane delivery operations	—	13,805	—	13,805	—	17,338	—	17,338

Energy delivery services
Marlin Gas Services	—	1,059	—	1,059	—	—	—	—

Other and eliminations
Eliminations	(9,487)	(1,254)	(4,367)	(15,108)	(7,359)	(3,185)	(3,928)	(14,472)
Other	—	395	134	529	—	476	135	611
Total other and eliminations	(9,487)	(859)	(4,233)	(14,579)	(7,359)	(2,709)	(3,793)	(13,861)

Total operating revenues (1)	$74,580	$22,279	$(4,233)	$92,626	$72,770	$24,423	$(3,793)	$93,400
(1) Total operating revenues for the three months ended September 30, 2019, include other revenue (revenues from sources other than contracts with customers) of $0.1 million and $0.1 million for our Regulated and Unregulated Energy segments, respectively, and $0.5 million and $0.1 million for our Regulated and Unregulated Energy segments, respectively, for the three months ended September 30, 2018. The sources of other revenues include revenue from alternative revenue programs related to revenue normalization for the Maryland division and Sandpiper and late fees.
- 12

The following table displays our revenue from continuing operations by major source based on product and service type for the nine months ended September 30, 2019 and 2018:

	Nine months ended September 30, 2019				Nine months ended September 30, 2018
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Energy distribution
Delaware natural gas division	$42,758	$—	$—	$42,758	$50,963	$—	$—	$50,963
Florida natural gas division	21,625	—	—	21,625	18,462	—	—	18,462
FPU electric distribution	59,016	—	—	59,016	60,933	—	—	60,933
FPU natural gas distribution	60,357	—	—	60,357	58,885	—	—	58,885
Maryland natural gas division	15,867	—	—	15,867	17,136	—	—	17,136
Sandpiper natural gas/propane operations	14,237	—	—	14,237	16,892	—	—	16,892
Total energy distribution	213,860	—	—	213,860	223,271	—	—	223,271

Energy transmission
Aspire Energy	—	23,139	—	23,139	—	23,682	—	23,682
Eastern Shore	54,368	—	—	54,368	46,289	—	—	46,289
Peninsula Pipeline	11,573	—	—	11,573	8,469	—	—	8,469
Total energy transmission	65,941	23,139	—	89,080	54,758	23,682	—	78,440

Energy generation
Eight Flags	—	12,405	—	12,405	—	12,652	—	12,652

Propane operations
Propane delivery operations	—	76,947	—	76,947	—	89,648	—	89,648

Energy delivery services
Marlin Gas Services	—	4,601	—	4,601	—	—	—	—

Other and eliminations
Eliminations	(28,200)	(9,377)	(13,351)	(50,928)	(25,362)	(11,679)	(12,864)	(49,905)
Other	—	1,270	395	1,665	—	1,475	521	1,996
Total other and eliminations	(28,200)	(8,107)	(12,956)	(49,263)	(25,362)	(10,204)	(12,343)	(47,909)

Total operating revenues (1)	$251,601	$108,985	$(12,956)	$347,630	$252,667	$115,778	$(12,343)	$356,102
(1) Total operating revenues for the nine months ended September 30, 2019, include other revenue (revenues from sources other than contracts with customers) of $(0.1) million and $0.3 million for our Regulated and Unregulated Energy segments, respectively, and $(0.4) million and $0.2 million for our Regulated and Unregulated Energy segments, respectively, for the nine months ended September 30, 2018. The sources of other revenues include revenue from alternative revenue programs related to revenue normalization for the Maryland division and Sandpiper and late fees.

Contract balances
The timing of revenue recognition, customer billings and cash collections results in trade receivables, unbilled receivables (contract assets), and customer advances (contract liabilities) in our condensed consolidated balance sheets. The balances of our trade receivables, contract assets, and contract liabilities as of September 30, 2019 and December 31, 2018 were as follows:

	Trade Receivables	Contract Assets (Current)	Contract Assets (Non-current)	Contract Liabilities (Current)
(in thousands)
Balance at 12/31/2018	$52,140	$—	$2,614	$480
Balance at 9/30/2019	33,205	18	3,255	774
Increase (decrease)	$(18,935)	$18	$641	$294

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

At times, we receive advances or deposits from our customers before we satisfy our performance obligation, resulting in contract liabilities. Contract liabilities are included in other accrued liabilities in the condensed consolidated balance sheets and relate to non-refundable prepaid fixed fees for our Mid-Atlantic propane delivery operation's retail offerings. Our performance obligation is satisfied over the term of the respective retail offering plan on a ratable basis. For the three months ended September 30, 2019 and 2018, we recognized revenue of $0.2 million and $0.1 million, respectively. For the nine months ended September 30, 2019 and 2018, we recognized revenue of $0.7 million and $0.4 million, respectively.

Remaining performance obligations
Our businesses have long-term fixed fee contracts with customers in which revenues are recognized when performance obligations are satisfied over the contract term. Revenue for these businesses for the remaining performance obligations, at September 30, 2019, are expected to be recognized as follows:

(in thousands)	2019	2020	2021	2022	2023	2024	2025 and thereafter
Eastern Shore and Peninsula Pipeline	$9,603	$36,628	$33,293	$26,349	$20,923	$18,744	$192,842
Natural gas distribution operations	1,009	3,646	3,964	5,007	4,609	4,587	31,172
FPU electric distribution	74	297	297	109	—	—	—
Total revenue contracts with remaining performance obligations	$10,686	$40,571	$37,554	$31,465	$25,532	$23,331	$224,014

5.	Rates and Other Regulatory Activities

Our natural gas and electric distribution operations in Delaware, Maryland and Florida are subject to regulation by their respective PSC; Eastern Shore, our natural gas transmission subsidiary, is subject to regulation by the FERC; and Peninsula Pipeline, our intrastate pipeline subsidiary, is subject to regulation (excluding cost of service) by the Florida PSC.
Delaware
Effect of the TCJA on Customers: On January 31, 2019, the Delaware PSC approved the as-filed Delaware Division Delivery Service Rates reflecting the impact of the TCJA.  The new rates went into effect March 1, 2019. The refunds, which were retroactive to February 2018, were completed prior to the mandated deadline of June 30, 2019.  The order also provided for a line item billing credit that went into effect on April 1, 2019, for the return of the excess accumulated deferred income taxes ("ADIT").  Additional information on the TCJA impact is included in the table at the end of this Note 5, Rates and Other Regulatory Activities.
CGS: In August 2019, we filed with the Delaware PSC an application seeking an order that will establish the regulatory accounting treatment and valuation methodology for the acquisition of propane CGS owned by our affiliate, Sharp and the conversion of the CGS to natural gas service. We propose to acquire each CGS one at a time and to pay replacement cost for each CGS system. In addition, we are requesting authorization to pay for and capitalize the CGS residents’ behind-the-meter conversion costs. Our existing natural gas customers will be protected against subsidizing the acquisitions and conversions of the CGS systems because we will complete only those systems that meet our economic test. On September 26, 2019, the Delaware PSC issued an order to open a docket for the purpose of reviewing our application and to conduct evidentiary hearings on the matter.
Florida
Electric Limited Proceeding-Storm Recovery (Pre-Hurricane Michael): In February 2018, FPU filed a petition with the Florida PSC, requesting recovery of incremental storm restoration costs related to several hurricanes and tropical storms, along with the replenishment of the storm reserve to its pre-storm level of $1.5 million. As a result of these hurricanes and tropical storms, FPU’s storm reserve was depleted and, at the time of this filing, had a deficit of $0.8 million. This matter went to hearing in December 2018 and was subsequently approved at the March 5, 2019 Agenda with the Final Order issued on March 25, 2019. FPU received approval to begin a surcharge of $1.54 per 1,000-kilowatt hour on customer bills for two years beginning in April 2019, to recover storm-related costs and replenish the storm reserve.
Hurricane Michael: In October 2018, Hurricane Michael passed through FPU's electric distribution operation's service territory in Northwest Florida. The hurricane caused widespread and severe damage to FPU's infrastructure resulting in 100 percent of its customers in the Northwest Florida service territory losing electrical service. FPU, after exerting extraordinary hurricane restoration efforts, restored service to those customers who were able to accept it. FPU expended more than $65.0 million to restore service, which has been recorded as new plant and equipment, charged against FPU’s accumulated depreciation or charged against FPU’s storm reserve. In conjunction with the hurricane-related expenditures, we executed two 13-month unsecured term loans as temporary financing, each in the amount of $30 million. The interest cost associated with these loans is the one-month LIBOR rate plus 75 points. One of the term loans was executed in December 2018; the other was executed in January 2019.
In August 2019, FPU filed a limited proceeding requesting recovery of storm-related costs associated with Hurricane Michael (capital and expenses) through a change in base rates. FPU also requested treatment and recovery of certain storm-related costs as regulatory asset for items currently not allowed to be recovered through the storm reserve as well as the recovery of capital replaced as a result of the storm. Recovery of these costs includes a component of an overall return on capital additions and regulatory assets. In the fourth quarter of 2019, FPU along with the Office of Public Counsel in Florida, filed a joint motion with the Florida PSC to approve an interim rate increase, subject to refund, pending the final ruling on the recovery of the restoration costs incurred. The petition was approved by the Florida PSC on November 5, 2019 and interim rate increases will be effective January 2, 2020. While there is a short-term negative impact, the storm is not expected to have a significant impact on our financial results going forward, assuming permanent recovery is granted through the regulatory process.
Effect of the TCJA on Customers: In February 2018, the Florida PSC opened dockets to consider the impacts associated with the TCJA. In May 2018, FPU’s natural gas divisions filed petitions and supporting testimony regarding the disposition of the related impacts of the TCJA. Hearings on this matter took place in November 2018, and the staff's recommendation was approved by the Florida PSC at the February 5, 2019 Agenda. Final orders were issued on February 25, 2019. Staff’s recommendations are summarized in the table at the end of this Note 5, Rates and Other Regulatory Activities.
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
Electric Depreciation Study: In September 2019, FPU filed a petition, with the Florida PSC, for approval of its consolidated electric depreciation rates. The new rates will be effective January 1, 2020. The petition is currently scheduled for review for approval at the Florida PSC February 2020 Agenda.
Natural Gas Depreciation Study: In March 2019, FPU filed a petition, with the Florida PSC, for approval of its consolidated natural gas depreciation rates. The petition was approved by the Florida PSC at Agenda on October 3, 2019. The new

rates were effective retroactive to January 1, 2019, and are expected to decrease depreciation expense by approximately $0.9 million annually.
Auburndale Project: In June 2019, Peninsula Pipeline filed with the Florida PSC for approval of its Transportation Service Agreement with the Florida Division of Chesapeake Utilities. Peninsula Pipeline will purchase existing pipeline owned by the Florida Division of Chesapeake Utilities and Calpine and construct pipeline facilities in Polk County, Florida. Peninsula Pipeline will provide transportation service to the Florida Division of Chesapeake Utilities increasing both delivery capacity and downstream pressure as well as introducing a secondary source of natural gas for the Florida Division of Chesapeake Utilities' distribution system. The petition was approved by the Florida PSC at the August 6, 2019 Agenda. The project was placed in service in the third quarter of 2019.
Palm Beach Expansion Project: In June 2019, Peninsula Pipeline filed with the Florida PSC for approval of its Transportation Service Agreement with FPU. Peninsula Pipeline will construct several new interconnection points and pipeline expansions in Palm Beach County, Florida, which will enable FPU to serve an industrial research park and several new residential developments. Peninsula Pipeline will provide transportation service to FPU, increasing reliability, system pressure as well as introducing diversity in fuel source for natural gas to serve the increased demand in these areas. The petition was approved by the Florida PSC at the August 6, 2019 Agenda. Interim services were offered beginning in the third quarter of 2019.
Callahan Pipeline, Nassau County: On July 19, 2019, Peninsula Pipeline filed a petition for approval of the firm transportation service agreement with FPU as well as the restructuring of the business and operational agreements between Peoples Gas ("PGS"), FPU and Seacoast Gas Transmission. Peninsula Pipeline will construct and jointly own 26 miles of 16 inch steel pipeline with Seacoast Gas Transmission and interconnect to the Cypress Pipeline interstate system in western Nassau County. The Callahan pipeline will terminate into the existing Peninsula Pipeline-PGS jointly owned pipeline, which serves Amelia Island and the PGS distribution system. Callahan pipeline will enhance FPU’s ability to expand service into Nassau County and will enable PGS to enhance its system pressure and reliability of its service in Duval County. This petition is currently scheduled for review for approval by the Florida PSC at the December 3, 2019 Agenda.
Maryland Division and Sandpiper
There were no material regulatory matters during the quarter.
Eastern Shore
Del-Mar Energy Pathway Project: In September 2018, Eastern Shore filed a Certificate Application with the FERC, requesting authorization to construct and operate the Del-Mar Energy Pathway project, which will provide an additional 14,300 Dts/d of firm service to four customers. Facilities to be constructed include six miles of pipeline looping in Delaware; 13 miles of new mainline extension in Sussex County, Delaware and Somerset County, Maryland; and new pressure control and delivery stations in these counties. The benefits of this project include: (i) additional natural gas transmission pipeline infrastructure in eastern Sussex County, Delaware, and (ii) extension of Eastern Shore’s pipeline system, for the first time, into Somerset County, Maryland. During the fourth quarter of 2018, the FERC held a full project area scoping meeting in Sussex County, Delaware and issued a Notice of Schedule for Environmental Review. The Environmental Assessment for the Del-Mar Energy Pathway project was issued on April 1, 2019. As of the date of this filing, final FERC authorization is still pending.

Renewable Natural Gas Tariff: On October 16, 2019, Eastern Shore filed an application with the FERC to include renewable natural gas (biogas) utilization and standards in its tariff with a proposed effective date of November 1, 2019. Eastern Shore is proposing changes to its gas quality specifications that will enable it to accommodate renewable natural gas at various receipt points on its system. Changes to the gas quality specifications will ensure interchangeability of renewable natural gas with the natural gas currently delivered to Eastern Shore. This application is expected to be approved by the FERC in 30 days absent opposing comments.

Summary TCJA Table
The following table summarizes the TCJA impact on our regulated businesses:

	Regulatory Liabilities related to ADIT
Operation and Regulatory Jurisdiction	Amount (in thousands)	Status	Status of Customer Rate impact related to lower federal corporate income tax rate
Eastern Shore (FERC)	$34,190	Will be addressed in Eastern Shore's next rate case filing.	Implemented one-time bill credit (totaling $0.9 million) in April 2018. Customer rates were adjusted in April 2018.
Delaware Division (Delaware PSC)	$12,877	PSC approved amortization of ADIT in January 2019.	Implemented one-time bill credit (totaling $1.5 million) in April 2019. Customer rates were adjusted in March 2019.
Maryland Division (Maryland PSC)	$4,115	PSC approved amortization of ADIT in May 2018.	Implemented one-time bill credit (totaling $0.4 million) in July 2018. Customer rates were adjusted in May 2018.
Sandpiper Energy (Maryland PSC)	$3,778	PSC approved amortization of ADIT in May 2018.	Implemented one-time bill credit (totaling $0.6 million) in July 2018. Customer rates were adjusted in May 2018.
Chesapeake Florida Gas Division/Central Florida Gas (Florida PSC)	$8,289	PSC issued order authorizing amortization and retention of net ADIT liability by the Company in February 2019.
Florida PSC's final order was issued in February 2019. Excluding GRIP, tax savings arising from the TCJA rate reduction will be retained by the Company.

GRIP: Tax savings for 2018 will be refunded to customers in 2020 through the annual GRIP cost recovery mechanism. Future customer GRIP surcharges will be adjusted to reflect tax savings associated with TCJA.

FPU Natural Gas (excludes Fort Meade and Indiantown) (Florida PSC)	$19,168	Same treatment on a net basis as Chesapeake Florida Gas Division (above).	Same treatment on a net basis as Chesapeake Florida Gas Division (above).
FPU Fort Meade and Indiantown Divisions	$295	Same treatment on a net basis as Chesapeake Florida Gas Division (above).	Tax rate reduction: The impact was immaterial for the divisions. GRIP (Applicable to Fort Meade division only): Same treatment as Chesapeake Florida Gas Division (above).
FPU Electric (Florida PSC)	$5,789	In January 2019, PSC issued order approving amortization of ADIT through purchased power cost recovery, storm reserve and rates.	TCJA benefit will flow back to its customers through a combination of reductions to the fuel cost recovery rate, base rates, as well as application to the storm reserve over the next several years.

6. Environmental Commitments and Contingencies
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

As of September 30, 2019 and December 31, 2018, we had approximately $8.3 million and $9.1 million, respectively, in environmental liabilities related to FPU’s MGP sites in Key West, Pensacola, Sanford and West Palm Beach. FPU has approval to recover, from insurance and through customer rates, up to $14.0 million of its environmental costs related to its MGP sites. As of September 30, 2019 and December 31, 2018, we had recovered approximately $11.8 million and $11.5 million, respectively, leaving approximately $2.2 million and $2.5 million, respectively, in regulatory assets for future recovery of environmental costs from FPU’s customers.
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
West Palm Beach (Florida)
Remedial actions approved by the Florida Department of Environmental Protection have been implemented on the east parcel of the site. We expect to implement similar remedial actions on the site's west parcel in 2019.
Between $4.5 million to $15.4 million, including costs associated with the relocation of FPU’s operations at this site, and any potential costs associated with future redevelopment of the properties.
Sanford (Florida)
In March 2018, the United States Environmental Protection Agency ("EPA") approved a "site-wide ready for anticipated use" status, which is the final step before delisting a site. Construction has been completed and restrictive covenants are in place to ensure protection of human health. The only remaining activity is long-term groundwater monitoring.
FPU's remaining remediation expenses, including attorneys' fees and costs, are anticipated to be immaterial.
Winter Haven (Florida)	Remediation is ongoing.	Not expected to exceed $0.4 million.
Seaford (Delaware)
Conducted investigations of on-site and off-site impacts in the vicinity of the site, from 2014 through 2018, and submitted the findings to Delaware Department of Natural Resources and Environmental Control ("DNREC") in a March 2019 report. An interim action involving air-sparging/vapor extraction is being implemented, in accordance with the DNREC-approved Work Plan.
Between $0.2 million and $0.5 million.
Cambridge (Maryland)	Currently in discussions with the MDE.	Unable to estimate.

7.	Other Commitments and Contingencies
Natural Gas and Electric
Our Delmarva Peninsula natural gas distribution operations had asset management agreements with PESCO to manage their natural gas transportation and storage capacity. The agreements were effective as of April 1, 2017, and each expire on March 31, 2020. As a result of the sale of PESCO's assets and contracts, effective October 1, 2019, these agreements are now managed by NJRES. See Note 3, Discontinued Operations for additional details regarding the sale of PESCO's assets and contracts.
In May 2019, FPU natural gas distribution operations and Eight Flags entered into separate asset management agreements with Emera Energy Services, Inc. to manage their natural gas transportation capacity. Long-term agreements will commence on or about July 2020, and each has a 10-year term. Short-term agreements were entered for a one year term beginning July 2019 through July 2020.
Chesapeake Utilities' Florida Division has firm transportation service contracts with Florida Gas Transmission Company ("FGT") and Gulfstream. Pursuant to a capacity release program approved by the Florida PSC, all of the capacity under these agreements has been released to various third parties. Under the terms of these capacity release agreements, Chesapeake Utilities is contingently liable to FGT and Gulfstream should any party, that acquired the capacity through release, fail to pay the capacity charge. To date, Chesapeake Utilities has not been required to make a payment resulting from this contingency.
FPU’s electric supply contracts require FPU to maintain an acceptable standard of creditworthiness based on specific financial ratios. FPU’s agreement with Florida Power & Light Company requires FPU to meet or exceed a debt service coverage ratio of 1.25 times based on the results of the prior 12 months. If FPU fails to meet this ratio, it must provide an irrevocable letter of credit or pay all amounts outstanding under the agreement within five business days. FPU’s electric supply agreement with Gulf Power requires FPU to meet the following ratios based on the average of the prior six quarters: (a) funds from operations interest coverage ratio (minimum of two times), and (b) total debt to total capital (maximum of 65 percent). If FPU fails to meet the requirements, it has to provide the supplier a written explanation of actions taken, or proposed to be taken, to become compliant. Failure to comply with the ratios specified in the Gulf Power agreement could also result in FPU having to provide an irrevocable letter of credit. As of September 30, 2019, FPU was in compliance with all of the requirements of its fuel supply contracts.
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

Corporate Guarantees
We have issued corporate guarantees to certain vendors of our subsidiaries. As of September 30, 2019 the majority of our corporate guarantees were related to the operations of PESCO. These corporate guarantees provided for the payment of natural gas purchases in the event that PESCO defaults. PESCO has never defaulted on its obligations to pay its suppliers. The liabilities for these purchases are recorded when incurred. The aggregate amount guaranteed at September 30, 2019 was approximately $72.4 million, with the guarantees expiring on various dates through December 31, 2020.
As a result of the sale of assets and contracts for PESCO, corporate guarantees and letters of credit associated with PESCO totaling $69.0 million will be terminated or expire without being renewed. See Note 3, Discontinued Operations, for additional details on the sale of PESCO.
Chesapeake Utilities also guarantees the payment of FPU’s first mortgage bonds. The maximum exposure under this guarantee is the outstanding principal plus accrued interest balances. The outstanding principal balances of FPU’s first mortgage bonds approximate their carrying values (see Note 15, Long-Term Debt, for further details).
As of September 30, 2019, we have issued letters of credit totaling approximately $7.0 million related to the electric transmission services for FPU's electric division, the firm transportation service agreement between TETLP and our Delaware and Maryland divisions, the payment of natural gas purchases for PESCO, and to our current and previous primary insurance carriers. These letters of credit have various expiration dates through August 22, 2020. There have been no draws on these letters of credit as of September 30, 2019. We do not anticipate that the counterparties will draw upon these letters of credit, and we expect that they will be renewed to the extent necessary in the future.

8.	Segment Information
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

- 19

•
Unregulated Energy. Includes energy transmission, energy generation (the operations of our Eight Flags' CHP plant), propane operations, and the new mobile compressed natural gas distribution and pipeline solutions subsidiary. Also included in this segment are other unregulated energy services, such as energy-related merchandise sales and heating, ventilation and air conditioning, plumbing and electrical services. These operations are unregulated as to their rates and services. Effective in the third quarter of 2019, the natural gas marketing and related services subsidiary (PESCO), previously reported in the Unregulated Energy segment, are reflected in discontinued operations. See Note 3, Discontinued Operations for additional details of the sale of PESCO.

The remainder of our operations are presented as “Other businesses and eliminations,” which consists of unregulated subsidiaries that own real estate leased to Chesapeake Utilities, as well as certain corporate costs not allocated to other operations.
The following table presents financial information about our reportable segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
(in thousands)
Operating Revenues, Unaffiliated Customers
Regulated Energy	$74,027	$72,187	$249,978	$251,259
Unregulated Energy	18,599	21,213	97,652	104,843
Total operating revenues, unaffiliated customers	$92,626	$93,400	$347,630	$356,102
Intersegment Revenues (1)
Regulated Energy	$553	$583	$1,623	$1,408
Unregulated Energy	3,682	3,210	11,332	10,935
Other businesses	132	135	396	521
Total intersegment revenues	$4,367	$3,928	$13,351	$12,864
Operating Income
Regulated Energy	$17,540	$15,915	$65,310	$56,930
Unregulated Energy	(3,168)	(3,090)	11,316	10,519
Other businesses and eliminations	(14)	54	18	(1,481)
Operating income	14,358	12,879	76,644	65,968
Other expense, net	(350)	(4)	(729)	(168)
Interest charges	5,403	4,357	16,583	11,764
Income from Continuing Operations before Income Taxes	8,605	8,518	59,332	54,036
Income Taxes on Continuing Operations	2,360	2,428	15,355	14,918
Income from Continuing Operations	$6,245	$6,090	$43,977	$39,118
Loss from Discontinued Operations, net of tax	(624)	(552)	(1,388)	(339)
Net Income	$5,621	$5,538	$42,589	$38,779

(1) All significant intersegment revenues are billed at market rates and have been eliminated from consolidated operating revenues.

(in thousands)	September 30, 2019	December 31, 2018
Identifiable Assets (1)
Regulated Energy segment	$1,384,057	$1,345,805
Unregulated Energy segment (1)	250,849	245,702
Other businesses and eliminations	51,000	41,821
Total identifiable assets (1)	$1,685,906	$1,633,328

(1) Excludes assets held for sale related to the sale of assets and contracts for PESCO.

9.	Stockholder's Equity
Accumulated Other Comprehensive Loss
Defined benefit pension and postretirement plan items, unrealized gains (losses) of our propane swap agreements and natural gas swaps and futures contracts, designated as commodity contracts cash flow hedges, are the components of our accumulated other comprehensive loss. The following tables present the changes in the balance of accumulated other comprehensive (loss)/income as of September 30, 2019 and 2018. All amounts except the stranded tax reclassification are presented net of tax.

	Defined Benefit	Commodity
	Pension and	Contracts
	Postretirement	Cash Flow
	Plan Items	Hedges	Total
(in thousands)
As of December 31, 2018	$(5,928)	$(785)	$(6,713)
Other comprehensive income (loss) before reclassifications	(80)	1,780	1,700
Amounts reclassified from accumulated other comprehensive income (loss)	312	(587)	(275)
Net current-period other comprehensive income	232	1,193	1,425
Prior-year reclassification	—	(115)	(115)
As of September 30, 2019	$(5,696)	$293	$(5,403)

(in thousands)
As of December 31, 2017	$(4,743)	$471	$(4,272)
Other comprehensive loss before reclassifications	—	(1,126)	(1,126)
Amounts reclassified from accumulated other comprehensive income	275	1,043	1,318
Net prior-period other comprehensive income/(loss)	275	(83)	192
Stranded tax reclassification to retained earnings	(1,022)	115	(907)
As of September 30, 2018	$(5,490)	$503	$(4,987)

The following table presents amounts reclassified out of accumulated other comprehensive loss for the three and nine months ended September 30, 2019 and 2018. Deferred gains or losses for our commodity contracts cash flow hedges are recognized in earnings upon settlement.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
(in thousands)
Amortization of defined benefit pension and postretirement plan items:
Prior service credit (1)	$19	$19	$58	$58
Net loss(1)	(153)	(138)	(480)	(435)
Total before income taxes	(134)	(119)	(422)	(377)
Income tax benefit	34	33	110	102
Net of tax	$(100)	$(86)	$(312)	$(275)
Gains and losses on commodity contracts cash flow hedges:
Propane swap agreements (2)	$290	$(276)	$1,148	$(921)
Natural gas swaps (2)(3)	(4)	123	7	(358)
Natural gas futures (2)(3)	348	(308)	(350)	(171)
Total before income taxes	634	(461)	805	(1,450)
Income tax benefit (expense)	(179)	129	(218)	407
Net of tax	455	(332)	587	(1,043)
Total reclassifications for the period	$355	$(418)	$275	$(1,318)

(1) These amounts are included in the computation of net periodic costs (benefits). See Note 10, Employee Benefit Plans, for additional details.
(2) These amounts are included in the effects of gains and losses from derivative instruments. See Note 13, Derivative Instruments, for additional details.
(3) PESCO's results are reflected as discontinued operations in our condensed consolidated statements of income.

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

10.	Employee Benefit Plans
Net periodic benefit costs for our pension and post-retirement benefits plans for the three and nine months ended September 30, 2019 and 2018 are set forth in the following tables:

	Chesapeake Pension Plan		FPU Pension Plan		Chesapeake SERP		Chesapeake Postretirement Plan		FPU Medical Plan
For the Three Months Ended September 30,	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
(in thousands)
Interest cost	$104	$94	$614	$570	$16	$21	$10	$10	$12	$12
Expected return on plan assets	(127)	(131)	(693)	(770)	—	—	—	—	—	—
Amortization of prior service credit	—	—	—	—	—	—	(19)	(19)	—	—
Amortization of net loss	101	82	128	86	17	25	11	15	—	—
Net periodic cost (benefit)	78	45	49	(114)	33	46	2	6	12	12
Settlement expense	—	—	—	—	58	—	—	—	—	—
Amortization of pre-merger regulatory asset	—	—	162	191	—	—	—	—	2	2
Total periodic cost	$78	$45	$211	$77	$91	$46	$2	$6	$14	$14

	Chesapeake Pension Plan		FPU Pension Plan		Chesapeake SERP		Chesapeake Postretirement Plan		FPU Medical Plan
For the Nine Months Ended September 30,	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
(in thousands)
Interest cost	$314	$288	$1,844	$1,754	$58	$63	$29	$29	$36	$38
Expected return on plan assets	(381)	(406)	(2,079)	(2,318)	—	—	—	—	—	—
Amortization of prior service credit	—	—	—	—	—	—	(58)	(58)	—	—
Amortization of net loss	304	258	386	302	68	75	35	45	—	—
Net periodic cost (benefit)	237	140	151	(262)	126	138	6	16	36	38
Settlement expense	—	—	—	—	58	—	—	—	—	—
Amortization of pre-merger regulatory asset	—	—	543	571	—	—	—	—	6	6
Total periodic cost	$237	$140	$694	$309	$184	$138	$6	$16	$42	$44

We expect to record pension and postretirement benefit costs of approximately $1.3 million for 2019. Included in these costs is approximately $0.6 million related to amortization of the FPU pension regulatory asset, which represents the portion attributable to FPU’s regulated energy operations for the changes in funded status that occurred, but were not recognized, as part of net periodic benefit costs prior to the FPU merger in 2009. This was deferred as a regulatory asset by FPU prior to the merger, to be recovered through rates pursuant to a previous order by the Florida PSC. As of September 30, 2019, a larger portion of the regulatory asset related primarily to the FPU Pension Plan was fully amortized. The unamortized balance of this regulatory asset was approximately $0.6 million at December 31, 2018. Excluding the service cost component, the other components of the net periodic costs have been recorded or reclassified to other expense, net in the condensed consolidated statements of income.

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

In connection with the lump sum distribution from the Chesapeake SERP in July 2019 and the related settlement accounting we re-measured the benefit obligation using a discount rate of three percent.

We began executing a de-risking strategy for the Chesapeake Pension Plan. As a result, during the fourth quarter of 2019 we will purchase annuities for those retirees currently receiving monthly payments. We also offered lump-sum payments to our terminated vested employees. We will recognize the appropriate settlement accounting associated with retirees and terminated vested employees that are selecting lump sum payments in the fourth quarter of 2019.
The following tables present the amounts included in the regulatory asset and accumulated other comprehensive loss that were recognized as components of net periodic benefit cost during the three and nine months ended September 30, 2019 and 2018:

For the Three Months Ended September 30, 2019	Chesapeake Pension Plan	FPU Pension Plan	Chesapeake SERP	Chesapeake Postretirement Plan	FPU Medical Plan	Total
(in thousands)
Prior service credit	$—	$—	$—	$(19)	$—	$(19)
Net loss	101	128	17	11	—	257
Total recognized in net periodic benefit cost	101	128	17	(8)	—	238
Recognized from accumulated other comprehensive loss/(gain) (1)	101	24	17	(8)	—	134
Recognized from regulatory asset	—	104	—	—	—	104
Total	$101	$128	$17	$(8)	$—	$238

For the Three Months Ended September 30, 2018	Chesapeake Pension Plan	FPU Pension Plan	Chesapeake SERP	Chesapeake Postretirement Plan	FPU Medical Plan	Total
(in thousands)
Prior service credit	$—	$—	$—	$(19)	$—	$(19)
Net loss	82	86	25	15	—	208
Total recognized in net periodic benefit cost	82	86	25	(4)	—	189
Recognized from accumulated other comprehensive loss/(gain) (1)	82	16	25	(4)	—	119
Recognized from regulatory asset	—	70	—	—	—	70
Total	$82	$86	$25	$(4)	$—	$189

For the Nine Months Ended September 30, 2019	Chesapeake Pension Plan	FPU Pension Plan	Chesapeake SERP	Chesapeake Postretirement Plan	FPU Medical Plan	Total
(in thousands)
Prior service credit	$—	$—	$—	$(58)	$—	$(58)
Net loss	304	386	68	35	—	793
Total recognized in net periodic benefit cost	304	386	68	(23)	—	735
Recognized from accumulated other comprehensive loss/(gain) (1)	304	73	68	(23)	—	422
Recognized from regulatory asset	—	313	—	—	—	313
Total	$304	$386	$68	$(23)	$—	$735

For the Nine Months Ended September 30, 2018	Chesapeake Pension Plan	FPU Pension Plan	Chesapeake SERP	Chesapeake Postretirement Plan	FPU Medical Plan	Total
(in thousands)
Prior service credit	$—	$—	$—	$(58)	$—	$(58)
Net loss	258	302	75	45	—	680
Total recognized in net periodic benefit cost	258	302	75	(13)	—	622
Recognized from accumulated other comprehensive loss/(gain) (1)	258	57	75	(13)	—	377
Recognized from regulatory asset	—	245	—	—	—	245
Total	$258	$302	$75	$(13)	$—	$622
(1) See Note 9, Stockholder's Equity.
During the three and nine months ended September 30, 2019, we contributed approximately $1.0 million and $1.1 million, respectively, to the Chesapeake Pension Plan and approximately $0.3 million and $0.9 million, respectively, to the FPU Pension Plan. We expect to contribute a total of approximately $1.1 million and $1.2 million, respectively to the Chesapeake Pension Plan and FPU Pension Plans during 2019, which represents the minimum annual contribution payments required.
The Chesapeake SERP, the Chesapeake Postretirement Plan and the FPU Medical Plan are unfunded and are expected to be paid out of our general funds. Cash benefits paid under the Chesapeake SERP for the nine months ended September 30, 2019 were $0.1 million. There were immaterial cash benefits paid for the three months ended September 30, 2019. We expect to pay total cash benefits of approximately $0.4 million under the Chesapeake SERP in 2019. There were no cash benefits paid under the Chesapeake Postretirement Plan, for the three and nine months ended September 30, 2019. We estimate that approximately $0.1 million will be paid, primarily for medical claims under the Chesapeake Postretirement Plan in 2019. Cash benefits paid under the FPU Medical Plan, primarily for medical claims for the three and nine months ended September 30, 2019, were immaterial for each period. We estimate that approximately $0.1 million will be paid for such benefits under the FPU Medical Plan in 2019.

11.	Investments
The investment balances at September 30, 2019 and December 31, 2018, consisted of the following:

(in thousands)	September 30, 2019	December 31, 2018
Rabbi trust (associated with the Non-Qualified Deferred Compensation Plan)	$8,509	$6,689
Investments in equity securities	27	22
Total	$8,536	$6,711

We classify these investments as trading securities and report them at their fair value. For the three months ended September 30, 2019 and 2018, we recorded a net unrealized loss of approximately $0.1 million and a net unrealized gain of approximately $0.3 million, respectively, in other expense, net in the condensed consolidated statements of income related to these investments. For the nine months ended September 30, 2019 and 2018, we recorded a net unrealized gain of approximately $1.0 million and $0.4 million, respectively, in other expense, net in the condensed consolidated statements of income related to these investments. For the investment in the Rabbi Trust, we also have recorded an associated liability, which is included in other pension and benefit costs in the condensed consolidated balance sheets and is adjusted each period for the gains and losses incurred by the investments in the Rabbi Trust.

12.	Share-Based Compensation
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
The table below presents the amounts included in net income related to share-based compensation expense for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
(in thousands)
Awards to non-employee directors	$158	$135	$463	$404
Awards to key employees	1,052	153	1,842	2,728
Total compensation expense	1,210	288	2,305	3,132
Less: tax benefit	(315)	(79)	(600)	(858)
Share-based compensation amounts included in net income	$895	$209	$1,705	$2,274

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

	Number of Shares	Weighted Average Fair Value
Outstanding—December 31, 2018	—	$—
Granted	6,759	$93.14
Vested	(6,759)	$93.14
Outstanding—September 30, 2019	—	$—

At September 30, 2019, there was approximately $0.4 million of unrecognized compensation expense related to shares granted to non-employee directors. This expense will be recognized over the remaining service period ending April 30, 2020. See Note 1, Summary of Accounting Policies, for additional information regarding ASU 2018-07 and its impact on the accounting for non-employee share-based payments.
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
Key Employees
The table below presents the summary of the stock activity for awards to key employees for the nine months ended September 30, 2019:

	Number of Shares	Weighted Average Fair Value
Outstanding—December 31, 2018	131,741	$67.24
Granted	45,016	$94.34
Vested	(25,831)	$67.08
Expired	(15,086)	$69.28
Outstanding—September 30, 2019	135,840	$76.05

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
At September 30, 2019, the aggregate intrinsic value of the SICP awards granted to key employees was approximately $12.9 million. At September 30, 2019, there was approximately $4.3 million of unrecognized compensation cost related to these awards, which is expected to be recognized as expense from October 1, 2019 through December 31, 2021.
Stock Options
We did not have any stock options outstanding at September 30, 2019 or 2018, nor were any stock options issued during these periods.

13.	Derivative Instruments

We use derivative and non-derivative contracts to manage risks related to obtaining adequate supplies and the price fluctuations of natural gas, electricity and propane. Our natural gas, electric and propane distribution operations have entered into agreements with suppliers to purchase natural gas, electricity and propane for resale to our customers. Aspire Energy has entered into contracts with producers to secure natural gas to meet its obligations. Purchases under these contracts typically either do not meet the definition of derivatives or are considered “normal purchases and normal sales” and are accounted for on an accrual basis. Our propane distribution may also enter into fair value hedges of their inventory or cash flow hedges of their future purchase commitments in order to mitigate the impact of wholesale price fluctuations. As of September 30, 2019, our natural gas and electric distribution operations did not have any outstanding derivative contracts.
PESCO's Derivative Instruments
As discussed in Note 3, Discontinued Operations, we reached an agreement to sell a majority of PESCO's operations to UET, NJRES and Gas South. The sale of assets and contracts to UET and NJRES closed on October 1, 2019. In anticipation of the consummation of the sale to UET and NJRES, the financial and commodity contracts sold were novated prior to the close of sale. At September 30, 2019, PESCO's natural gas futures contracts were primarily associated with the purchase and sale of natural gas for the producer services portfolio. We are actively marketing PESCO’s producer services portfolio and are targeting a sale by December 31, 2019. At September 30, 2019 and December 31, 2018, the fair value of PESCO's derivative assets was $3.2 million and $13.1 million, respectively. At September 30, 2019 and December 31, 2018, the fair value of PESCO's derivative liabilities was $0.9 million and $13.3 million, respectively. These amounts are reflected as assets and liabilities held for sale in the condensed consolidated balance sheets. The gains and losses associated with PESCO's financial instruments are reflected as discontinued operations in the condensed consolidated statements of income.
Volume of Derivative Activity
As of September 30, 2019, our financial instruments were comprised of both long and short commodity positions. A long position is a contract to purchase the commodity and a short position is a contract to sell the commodity. The volume of our open long/(short) commodity derivative contracts were as follows:

Business unit	Commodity	Quantity hedged (in millions)	Designation	Longest Expiration date of hedge
Sharp	Propane (gallons)	11.4	Cash flows hedges	June 2022

Sharp entered into futures and swap agreements to mitigate the risk of fluctuations in wholesale propane index prices associated with the propane volumes expected to be purchased during the heating season. Under the futures and swap agreements, Sharp will receive the difference between: (i) the index prices (Mont Belvieu prices in August 2018 through March 2023), and (ii) the per gallon propane swap prices, to the extent the index prices exceed the contracted prices. If the index prices are lower than the swap prices, Sharp will pay the difference. We designated and accounted for propane swaps as cash flows hedges. The change in the fair value of the swap agreements is recorded as unrealized gain (loss) in other comprehensive income (loss) and later recognized in the statement of income in the same period and in the same line item as the hedged transaction. We expect to reclassify approximately $1.7 million from accumulated other comprehensive loss to earnings during the next 12-month period ended September 30, 2020.
Broker Margin
Futures exchanges have contract specific margin requirements that require the posting of cash or cash equivalents relating to traded contracts. Margin requirements consist of initial margin that is posted upon the initiation of a position, maintenance margin that is usually expressed as a percent of initial margin, and variation margin that fluctuates based on the daily MTM relative to maintenance margin requirements. We currently maintain a broker margin account for Sharp, and prior to September 30, 2019, we also maintained a broker margin account for PESCO. The balances related to the margin accounts are as follows:

(in thousands)	Balance Sheet Location	September 30, 2019	December 31, 2018
Sharp	Other Current Assets	$2,488	$2,170
PESCO	Other Current Assets	$(524)	$2,810

Financial Statements Presentation

The following tables present information about the fair value and related gains and losses of our derivative contracts. We did not have any derivative contracts with a credit-risk-related contingency. PESCO's derivatives assets and derivative liabilities are presented as assets or liabilities held for sale in our condensed consolidated balance sheets.

The fair values of the derivative contracts recorded in the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, are as follows:

	Derivative Assets
		Fair Value As Of
(in thousands)	Balance Sheet Location	September 30, 2019	December 31, 2018
Derivatives designated as fair value hedges
Propane put options	Derivative assets, at fair value	$—	$71
Derivatives designated as cash flow hedges
Propane swap agreements	Derivative assets, at fair value	—	11
Total asset derivatives		$—	$82

	Derivative Liabilities
		Fair Value As Of
(in thousands)	Balance Sheet Location	September 30, 2019	December 31, 2018
Derivatives designated as cash flow hedges
Propane swap agreements	Derivative liabilities, at fair value	$2,216	$1,604
Total liability derivatives		$2,216	$1,604
- 28

The effects of gains and losses from derivative instruments on the condensed consolidated financial statements are as follows:

		Amount of Gain (Loss) on Derivatives:
	Location of Gain	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	(Loss) on Derivatives	2019	2018	2019	2018
Derivatives not designated as hedging instruments
Propane swap agreements	Cost of sales	$—	$—	$—	$(13)
Derivatives designated as cash flow hedges
Propane swap agreements	Cost of sales	290	(276)	1,148	(921)
Propane swap agreements	Other comprehensive income (loss)	(1,139)	296	(624)	(590)
Natural gas swap contracts	Other comprehensive income (loss)	4	(25)	(63)	563
Natural gas futures contracts	Other comprehensive income (loss)	1,612	630	2,376	(241)
Total		$767	$625	$2,837	$(1,202)

Gains and losses associated with PESCO are presented in discontinued operations in the condensed consolidated statements of income. As of September 30, 2019, the following amounts were recorded in the condensed consolidated balance sheets related to fair value hedges:

(in thousands)	Carrying Amount of Hedged Item		Cumulative Adjustment Included in Carrying Amount of Hedged Item
Balance Sheet Location of Hedged Items	At September 30, 2019	At December 31, 2018	At September 30, 2019	At December 31, 2018
Inventory	$—	$212	$—	$—

14.	Fair Value of Financial Instruments
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

Financial Assets and Liabilities Measured at Fair Value
The following tables summarize our financial assets and liabilities that are measured at fair value on a recurring basis and the fair value measurements, by level, within the fair value hierarchy as of September 30, 2019 and December 31, 2018:

		Fair Value Measurements Using:
As of September 30, 2019	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Assets:
Investments—equity securities	$27	$27	$—	$—
Investments—guaranteed income fund	806	—	—	806
Investments—mutual funds and other	7,703	7,703	—	—
Total investments	8,536	7,730	—	806
Derivative assets (1)	—	—	—	—
Total assets	$8,536	$7,730	$—	$806
Liabilities:
Derivative liabilities (1)	$2,216	$—	$2,216	$—

(1) PESCO's derivative assets and liabilities are included in assets held for sale or liabilities held for sale in the condensed consolidated balance sheets as of September 30, 2019. See Note 3, Discontinued Operations, for additional details.

		Fair Value Measurements Using:
As of December 31, 2018	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Assets:
Investments—equity securities	$22	$22	$—	$—
Investments—guaranteed income fund	686	—	—	686
Investments—mutual funds and other	6,003	6,003	—	—
Total investments	6,711	6,025	—	686
Derivative assets (1)	82	—	82	—
Total assets	$6,793	$6,025	$82	$686
Liabilities:
Derivative liabilities (1)	$1,604	$—	$1,604	$—

(1) PESCO's derivative assets and liabilities are included in assets held for sale or liabilities held for sale in the condensed consolidated balance sheets as of December 31, 2018. See Note 3, Discontinued Operations, for additional details.
The following table sets forth the summary of the changes in the fair value of Level 3 investments for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
(in thousands)
Beginning Balance	$686	$648
Purchases and adjustments	123	64
Transfers	—	(29)
Distribution	(14)	(12)
Investment income	11	8
Ending Balance	$806	$679

Investment income from the Level 3 investments is reflected in other expense, (net) in the condensed consolidated statements of income.
At September 30, 2019, there were no non-financial assets or liabilities required to be reported at fair value. We review our non-financial assets for impairment at least on an annual basis, as required.
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
At September 30, 2019, long-term debt which includes current maturities but excludes debt issuance costs, had a carrying value of approximately $452.1 million, compared to the estimated fair value of $473.4 million. At December 31, 2018, long-term debt, which includes the current maturities but excludes finance lease obligations and debt issuance costs, had a carrying value of approximately $327.2 million, compared to a fair value of approximately $323.8 million. The fair value was calculated using a discounted cash flow methodology that incorporates a market interest rate based on published corporate borrowing rates for debt instruments with similar terms and average maturities, and with adjustments for duration, optionality, and risk profile. The valuation technique used to estimate the fair value of long-term debt would be considered a Level 3 measurement.

15.	Long-Term Debt
Our outstanding long-term debt is shown below:

	September 30,	December 31,
(in thousands)	2019	2018
FPU secured first mortgage bonds (1) :
9.08% bond, due June 1, 2022	$7,989	$7,986
Uncollateralized senior notes:
5.50% note, due October 12, 2020	4,000	4,000
5.93% note, due October 31, 2023	13,500	15,000
5.68% note, due June 30, 2026	20,300	23,200
6.43% note, due May 2, 2028	6,300	7,000
3.73% note, due December 16, 2028	20,000	20,000
3.88% note, due May 15, 2029	50,000	50,000
3.25% note, due April 30, 2032	70,000	70,000
3.48% note, due May 31, 2038	50,000	50,000
3.58% note, due November 30, 2038	50,000	50,000
3.98% note, due August 20, 2039	100,000	—
Term Note due January 21, 2020	30,000	30,000
Term Note due February 28, 2020	30,000	—
Promissory notes	—	26
Finance lease obligation	—	1,310
Less: debt issuance costs	(679)	(567)
Total long-term debt	451,410	327,955
Less: current maturities	(75,600)	(11,935)
Total long-term debt, net of current maturities	$375,810	$316,020
(1) FPU secured first mortgage bonds are guaranteed by Chesapeake Utilities.
Uncollateralized Senior Notes
In October 2019, we reached commercial terms with four financial institutions with respect to the anticipated issuance of $70.0 million of 2.98% uncollateralized senior notes. The note issuance to these institutions is subject to the negotiation and execution of a note purchase agreement and satisfaction of customary conditions included therein.  We expect to issue the notes in December 2019, with the notes having a maturity date of December 2034.  If issued, we anticipate using the proceeds to pay the Term Notes described below.
Term Notes
In December 2018, we issued a $30.0 million unsecured term note through PNC Bank N.A. with a maturity date of January 21, 2020. The interest rate at September 30, 2019 and December 31, 2018 was 2.80% and 3.23%, respectively, which equals one-month LIBOR rate plus 75 basis points. In January 2019, we issued a $30.0 million unsecured term note through Branch Banking and Trust Company, with a maturity date of February 28, 2020. The interest rate, at September 30, 2019, was 2.84%, which equals the one-month LIBOR rate plus 75 basis points. As of September 30, 2019, these term notes totaling $60.0 million are included in the current maturities of long-term debt.

Shelf Agreements

We have entered into Shelf Agreements with Prudential, MetLife and NYL, whom are under no obligation to purchase any unsecured debt. We entered into the Prudential Shelf Agreement, totaling $150.0 million, in October 2015, and we issued $70.0 million of 3.25% unsecured debt in April 2017. The Prudential Shelf Agreement was then amended in September 2018 to increase the borrowing capacity back up to $150.0 million, and in August 2019, we issued $100.0 million of unsecured debt. We entered into the NYL Shelf Agreement, totaling $100.0 million, in March 2017, and we issued unsecured debt totaling $100.0 million during 2018. The NYL Shelf Agreement was amended in November 2018 to add incremental borrowing capacity of $50.0 million. As of September 30, 2019, we had not requested that MetLife purchase unsecured senior debt under the MetLife Shelf Agreement, which we entered into in March 2017. The following table summarizes the borrowing information under our Shelf Agreements at September 30, 2019:

	Total Borrowing Capacity	Less: Amount of Debt Issued	Less: Unfunded Commitments	Remaining Borrowing Capacity
(in thousands)
Shelf Agreement
Prudential Shelf Agreement	$220,000	$(170,000)	$—	$50,000
MetLife Shelf Agreement	150,000	—	—	150,000
NYL Shelf Agreement	150,000	(100,000)	—	50,000
Total	$520,000	$(270,000)	$—	$250,000

The Uncollateralized Senior Notes, Shelf Agreements or Shelf Notes set forth certain business covenants to which we are subject when any note is outstanding, including covenants that limit or restrict our ability, and the ability of our subsidiaries, to incur indebtedness, or place or permit liens and encumbrances on any of our property or the property of our subsidiaries.

16.	Leases

We have entered into lease arrangements for office space, land, equipment, pipeline facilities and warehouses. These leases have been entered into to better enable us to conduct our business operations in the regions in which we operate. Office space is leased to provide adequate workspace for all our employees in several locations throughout the Mid-Atlantic, Mid-West and in Florida. We lease land at various locations throughout our service territories to enable us to inject natural gas into underground storage and distribution systems, for bulk storage capacity, for our propane operations and for storage of equipment used in repairs and maintenance of our infrastructure. We lease natural gas compressors to ensure timely and reliable transportation of natural gas to our customers. Additionally, we lease a pipeline to deliver natural gas to an industrial customer in Polk County, Florida. We also lease warehouses to store equipment and materials used in repairs and maintenance for our businesses.
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

Most of our leases include options to renew, with renewal terms that can extend the lease term from one to 25 years or more. The exercise of lease renewal options is at our sole discretion. The amounts disclosed in our condensed consolidated balance sheet at September 30, 2019, pertaining to the right of use assets and lease liabilities, are measured based on our current expectations of exercising our available renewal options.

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

As of September 30, 2019, we have not entered into any leases, which have not yet commenced, that would entitle us to significant rights or create additional obligations. The following table presents information related to our total lease cost included in our condensed consolidated statements of income:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
( in thousands)	Classification	2019	2018	2019	2018
Operating lease cost (1)	Operations expense	$638	$1,055	$1,926	$2,860
Finance lease cost:
Amortization of lease assets	Depreciation and amortization	—	364	650	1,083
Interest on lease liabilities	Interest expense	—	11	5	42
Net lease cost		$638	$1,430	$2,581	$3,985
(1) Includes short-term leases and variable lease costs, which are immaterial.

The following table presents the balance and classifications of our right of use assets and lease liabilities included in our condensed consolidated balance sheet at September 30, 2019:

(in thousands)	Balance sheet classification	Amount
Assets
Operating lease assets	Operating lease right-of-use assets	$12,004
Total lease assets		$12,004
Liabilities
Current
Operating lease liabilities	Other accrued liabilities	$1,694
Noncurrent
Operating lease liabilities	Operating lease - liabilities	10,392
Total lease liabilities		$12,086

The following table presents our weighted-average remaining lease terms and weighted-average discount rates for our operating and financing leases at September 30, 2019:

At September 30, 2019
Weighted-average remaining lease term (in years)
Operating leases	8.9
Weighted-average discount rate
Operating leases	3.8%

The following table presents additional information related to cash paid for amounts included in the measurement of lease liabilities included in our condensed consolidated statements of cash flows as of September 30, 2019 and 2018:

	Nine Months Ended
	September 30,
(in thousands)	2019	2018
Operating cash flows from operating leases	$1,580	$2,272
Operating cash flows from finance leases	$5	$42
Financing cash flows from finance leases	$650	$1,083

The following table presents the future undiscounted maturities of our operating and financing leases at September 30, 2019 and for each of the next five years and thereafter:

(in thousands)	Operating Leases (1)	Finance Leases	Total
Remainder of 2019	$612	$—	$612
2020	2,104	—	2,104
2021	1,866	—	1,866
2022	1,705	—	1,705
2023	1,709	—	1,709
2024	1,463	—	1,463
Thereafter	4,916	—	4,916
Total lease payments	$14,375	$—	$14,375
Less: Interest	2,289	—	2,289
Present value of lease liabilities	$12,086	$—	$12,086
(1)  Operating lease payments include $3.9 million related to options to extend lease terms that are reasonably certain of being exercised.
The following table presents future minimum lease payments for our operating leases at December 31, 2018 under ASC 840 and is being presented for comparative purposes:

Year(s)	2019	2020	2021	2022	2023	Thereafter	Total
(in thousands)
Expected payments	$2,335	$1,993	$1,761	$1,689	$1,642	$5,397	$14,817

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
Earnings per share information is presented for continuing operations on a diluted basis, unless otherwise noted.

Results of Operations for the Three and Nine Months Ended September 30, 2019
Overview
Chesapeake Utilities is a Delaware corporation formed in 1947. We are a diversified energy company engaged, through our operating divisions and subsidiaries, in regulated energy, unregulated energy and other businesses. We operate primarily on the Delmarva Peninsula and in Florida, Pennsylvania and Ohio and provide natural gas distribution and transmission; electric distribution and generation; propane operations; steam generation; and other energy-related services.
Operational Highlights
Our net income for the quarter ended September 30, 2019 was $5.6 million, compared to $5.5 million for the same quarter of 2018. Our earnings per share for both quarters ended September 30, 2019 and 2018 was $0.34 per share. Net income for the nine months ended September 30, 2019 was $42.6 million, or $2.59 per share, compared to $38.8 million, or $2.36 per share, for the same period in 2018. On October 9, 2019, we announced our exit from the natural gas marketing business through the sale of the majority of the assets of PESCO. Additional details on the transactions to sell PESCO’s assets and contracts are included in Note 3 Discontinued Operations. As a result of this decision and announcement, PESCO’s results for all periods presented have been separately reported as discontinued operations and its assets and liabilities have been reclassified as held for sale.
Our income from continuing operations for the quarter ended September 30, 2019 was $6.2 million, compared to $6.1 million for the same quarter of 2018. Our earnings per share from continuing operations for the quarter ended September 30, 2019 increased $0.01 to $0.38 per share, compared to the same quarter of 2018. Operating income increased by $1.5 million for the quarter ended September 30, 2019, compared to the same period in the prior year, as margin increased by $4.9 million, or 7.9 percent, and operating expenses increased by $3.4 million.
Higher earnings for the third quarter primarily reflect increased gross margin from recently completed and ongoing pipeline expansion projects, organic growth in the natural gas distribution operations and higher retail propane margins per gallon. These increases were largely offset by an increase in operating expenses and higher interest expense associated with financing our expansion projects.
Our income from continuing operations for the quarter was impacted by an increase in interest charges of $1.0 million, compared to the same period in 2018. The increase was attributable to: (1) an increase of $0.8 million in interest expense on long-term debt as a result of the issuance of the NYL Shelf Notes in November 2018 and Prudential Shelf Notes issued in August 2019; (2) an increase of $0.2 million in interest expense on higher levels of short-term borrowings as well as higher rates on those borrowings; and (3) an increase of interest expense on long-term debt of $0.1 million as a result of term notes issued in December 2018 and January 2019 to finance the restoration of service to customers who lost service due to the impact of Hurricane Michael.

	Three Months Ended
	September 30,		Increase
	2019	2018	(decrease)
(in thousands except per share)
Business Segment:
Regulated Energy segment	$17,540	$15,915	$1,625
Unregulated Energy segment	(3,168)	(3,090)	(78)
Other businesses and eliminations	(14)	54	(68)
Operating Income	14,358	12,879	1,479
Other expense, net	(350)	(4)	(346)
Interest charges	5,403	4,357	1,046
Income from Continuing Operations Before Income Taxes	8,605	8,518	87
Income Taxes on Continuing Operations	2,360	2,428	(68)
Income from Continuing operations	6,245	6,090	155
Loss from Discontinued Operations	(624)	(552)	(72)
Net Income	$5,621	$5,538	$83
Basic Earnings Per Share of Common Stock
Earnings from Continuing Operations	$0.38	$0.37	$0.01
Earnings from Discontinued Operations	(0.04)	(0.03)	(0.01)
Basic Earnings Per Share of Common Stock	$0.34	$0.34	$—

Diluted Earnings Per Share of Common Stock
Earnings from Continuing Operations	$0.38	$0.37	$0.01
Earnings from Discontinued Operations	(0.04)	(0.03)	(0.01)
Diluted Earnings Per Share of Common Stock	$0.34	$0.34	$—

Key variances in continuing operations, between the third quarter of 2019 and the third quarter of 2018, included:

(in thousands, except per share data)	Pre-tax Income	Net Income	Earnings Per Share
Third Quarter of 2018 Reported Results from Continuing Operations	$8,518	$6,090	$0.37

Increased (Decreased) Gross Margins:
Eastern Shore and Peninsula Pipeline service expansions (including related Florida natural gas distribution operation expansions)*	2,312	1,678	0.10
Margin contribution from Marlin Gas Services and Ohl*	1,088	790	0.05
Natural gas distribution growth (excluding service expansions)	791	574	0.04
Increased retail propane margins per gallon	470	341	0.02
Sandpiper's margin from natural gas conversions	224	162	0.01
Increased margin primarily from the storm recovery surcharge for Florida electric distribution operations	169	122	0.01
TCJA impact from the 2019 retained tax savings for certain Florida natural gas operations*	109	79	0.01
Aspire Energy higher gas supply costs	(233)	(169)	(0.01)
Florida GRIP* (1)	(144)	(104)	(0.01)
	4,786	3,473	0.22

(Increased) Decreased Operating Expenses (Excluding Cost of Sales):
Depreciation, amortization and property tax costs due to growth investments	(1,152)	(836)	(0.05)
Operating expenses for Marlin Gas Services and Ohl including costs to expand the future growth prospects for the businesses	(1,055)	(766)	(0.05)
Insurance - both insured and self-insured components	(790)	(573)	(0.03)
Payroll, benefits and other employee-related expenses	(392)	(285)	(0.02)
	(3,389)	(2,460)	(0.15)

Change in effective tax rate	—	23	—
Interest charges	(1,046)	(759)	(0.05)
Net other changes	(264)	(122)	(0.01)
	(1,310)	(858)	(0.06)

Third Quarter of 2019 Reported Results from Continuing Operations	$8,605	$6,245	$0.38
*See the Major Projects and Initiatives table.
(1) In the third quarter of 2019, we recorded a reduction in depreciation expense totaling $0.8 million retroactive to January 1, 2019, as a result of a Florida PSC approved depreciation study that lowered annual depreciation rates. We also recorded $0.4 million in lower GRIP margin due to a concurrent reduction in surcharge collected from customers as a result of the reduced depreciation rates during the third quarter of 2019.

Our net income for the nine months ended September 30, 2019 was $42.6 million compared to $38.8 million for the same period of 2018. Our earnings per share for the nine months ended September 30, 2019 increased $0.23 to $2.59 per share, compared to the same period of 2018. Our net income from continuing operations for the nine months ended September 30, 2019 was $44.0 million compared to $39.1 million for the same period of 2018.
Our earnings per share from continuing operations for the nine months ended September 30, 2019 increased $0.29 to $2.67 per share, compared to the same period in 2018. Operating income increased by $10.7 million for the nine months ended September 30, 2019, compared to the same period in the prior year, as margin increased by $19.0 million, or 8.8 percent, and was offset by a $5.6 million increase in depreciation amortization and property taxes, and a $2.7 million increase in other operating expenses.
The increase in operating income reflects continued growth generated by organic growth within existing businesses, recent expansion investments, regulatory initiatives and rate/pricing mechanisms, the successful integration of the Ohl acquisition, higher retail propane margins per gallon and the strong performance of Marlin Gas Services. In addition, the benefit of the absence of a one-time non-recurring severance charge recorded in 2018, was offset by the impact of warmer weather in 2019.
Our income from continuing operations for the nine months ended September 30, 2019 was impacted by an increase in interest charges of $4.8 million, compared to the same period in 2018. The increase was attributable to: (1) an increase of $1.9 million in interest expense on long-term debt, largely as a result of the issuance of the NYL Shelf Notes in May and November 2018 and Prudential Shelf Notes in August 2019; (2) an increase of $1.9 million in interest expense on higher levels of short-term borrowings as well as higher interest rates; (3) an increase of $0.6 million in other interest due primarily to lower capitalization of interest associated with Eastern Shore's 2017 System Expansion Project which is now fully completed; and (4) an increase of $0.3 million as a result of term notes issued in December 2018 and January 2019 to finance the restoration of service to customers who lost service due to the impact of Hurricane Michael.

	Nine Months Ended
	September 30,		Increase
	2019	2018	(decrease)
(in thousands except per share)
Business Segment:
Regulated Energy segment	$65,310	$56,930	$8,380
Unregulated Energy segment	11,316	10,519	797
Other businesses and eliminations	18	(1,481)	1,499
Operating Income	$76,644	$65,968	$10,676
Other expense, net	(729)	(168)	(561)
Interest charges	16,583	11,764	4,819
Income from Continuing Operations Before Income Taxes	59,332	54,036	5,296
Income taxes on Continuing Operations	15,355	14,918	437
Income from Continuing operations	43,977	39,118	4,859
Loss from Discontinued Operations	(1,388)	(339)	(1,049)
Net Income	$42,589	$38,779	$3,810
Basic Earnings Per Share of Common Stock
Earnings from Continuing Operations	$2.68	$2.39	$0.29
Earnings from Discontinued Operations	(0.08)	(0.02)	(0.06)
Basic Earnings Per Share of Common Stock	$2.60	$2.37	$0.23

Diluted Earnings Per Share of Common Stock
Earnings from Continuing Operations	$2.67	$2.38	$0.29
Earnings from Discontinued Operations	(0.08)	(0.02)	(0.06)
Diluted Earnings Per Share of Common Stock	$2.59	$2.36	$0.23

Key variances in continuing operations, between the nine months ended 2019 and the nine months ended 2018, included:

(in thousands, except per share data)	Pre-tax Income	Net Income	Earnings Per Share
Nine Months Ended September 30, 2018 Reported Results from Continuing Operations	$54,036	$39,118	$2.38

Adjusting for Unusual Items:
Decreased customer consumption - primarily due to warmer weather	(4,511)	(3,344)	(0.20)
Nonrecurring separation expenses associated with a former executive	1,548	1,421	0.09
2018 retained tax savings for certain Florida natural gas operations*	1,321	990	0.06
	(1,642)	(933)	(0.05)

Increased (Decreased) Gross Margins:
Eastern Shore and Peninsula Pipeline service expansions (including new service in Northwest Florida for related Florida natural gas distribution operations)*	10,452	7,747	0.47
Margin contribution from Marlin Gas Services and Ohl*	5,036	3,733	0.23
Natural gas distribution growth (excluding service expansions)	3,446	2,554	0.16
Increased retail propane margins per gallon	1,689	1,252	0.08
TCJA impact from the 2019 retained tax savings for certain Florida natural gas operations*	1,117	828	0.05
Aspire Energy rate increases	858	636	0.04
Sandpiper's margin from natural gas conversions	837	621	0.04
Florida GRIP* (1)	391	290	0.02
Absence of Bomb Cyclone impact on wholesale propane margins	(785)	(582)	(0.04)
Aspire Energy higher gas supply costs	(429)	(318)	(0.02)
	22,612	16,761	1.03

(Increased) Decreased Operating Expenses (Excluding Cost of Sales):
Depreciation, amortization and property tax costs due to new capital investments	(4,711)	(3,492)	(0.21)
Operating expenses for Marlin Gas Services and Ohl including costs to expand the future growth prospects for the businesses	(3,367)	(2,496)	(0.15)
Payroll, benefits and other employee-related expenses	(2,471)	(1,832)	(0.11)
Insurance - both insured and self-insured components	(1,223)	(907)	(0.06)
Vehicle expenses due to additional fleet to support growth	(331)	(246)	(0.01)
Facilities and maintenance costs due to consolidation of facilities and lower levels of tank refurbishments	1,425	1,056	0.06
Outside services and regulatory costs due to lower consulting costs, absence of Eastern Shore rate case and the timing of expenses	865	641	0.04
	(9,813)	(7,276)	(0.44)

Change in effective tax rate	—	556	0.03
Interest Charges	(4,819)	(3,572)	(0.22)
Net other changes	(1,042)	(677)	(0.06)
	(5,861)	(3,693)	(0.25)

Nine Months Ended September 30, 2019 Reported Results from Continuing Operations	$59,332	$43,977	$2.67
*See the Major Projects and Initiatives table.
(1) In the third quarter of 2019, we recorded a reduction in depreciation expense totaling $0.8 million retroactive to January 1, 2019, as a result of a Florida PSC approved depreciation study that lowered annual depreciation rates. We also recorded $0.4 million in lower GRIP margin due to a concurrent reduction in surcharge collected from customers as a result of the reduced depreciation rates during the third quarter of 2019.

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

	Gross Margin for the Period
	Three Months Ended		Nine Months Ended		Year Ended	Estimate for
	September 30,		September 30,		December 31,	Fiscal
in thousands	2019	2018	2019	2018	2018	2019	2020
Expansions:
2017 Eastern Shore System Expansion - including interim services	$3,671	$2,409	$12,116	$5,527	$9,103	$16,209	$15,799
Northwest Florida Expansion (including related natural gas distribution services)	1,592	1,589	4,881	2,741	4,350	6,500	6,500
Western Palm Beach County, Florida Expansion	745	—	1,068	—	54	2,254	5,047
Del-Mar Energy Pathway - including interim services	189	—	542	—	—	725	3,039
Auburndale	113	—	113	—	—	283	679
Callahan Intrastate Pipeline	—	—	—	—	—	—	3,219
Total Expansions	6,310	3,998	18,720	8,268	13,507	25,971	34,283
Acquisitions:
Marlin Gas Services	993	—	4,353	—	110	5,500	6,400
Ohl Propane Acquisition	95	—	683	—	—	1,200	1,236
Total Acquisitions	1,088	—	5,036	—	110	6,700	7,636
Regulatory Initiatives
Florida GRIP (1) (2)	3,145	3,289	10,050	9,659	13,323	13,587	14,854
Tax benefit retained by certain Florida entities(3)	109	—	2,438	—	—	2,980	1,879
Total Regulatory Initiatives	3,254	3,289	12,488	9,659	13,323	16,567	16,733

Total	$10,652	$7,287	$36,244	$17,927	$26,940	$49,238	$58,652
(1) All periods shown have been adjusted to reflect the lower customer rates as a result of the TCJA. Lower customer rates are offset by the corresponding decrease in federal income tax expense and have no negative impact on net income.
(2) In the third quarter of 2019, we recorded a reduction in depreciation expense totaling $0.8 million retroactive to January 1, 2019, as a result of a Florida PSC approved depreciation study that lowered annual depreciation rates. We also recorded $0.4 million in lower GRIP margin due to a concurrent reduction in surcharge collected from customers as a result of the reduced depreciation rates during the third quarter of 2019.
(3) The amount disclosed for the nine months ended September 30, 2019 includes tax savings of $1.3 million for the year ended December 31, 2018. The tax savings were recorded in the first quarter of 2019 due to an order by the Florida PSC allowing reversal of a TCJA refund reserve, recorded in 2018, which increased gross margin for the nine months ended by that amount.

Detailed Discussion of Major Projects and Initiatives
Expansions

2017 Eastern Shore System Expansion
Eastern Shore has completed the construction of a system expansion project that increased its capacity by 26 percent. The project generated $1.3 million and $6.6 million in incremental gross margin during the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The project is expected to produce gross margin of approximately $16.2 million in 2019; $15.8 million annually, from 2020 through 2022; and $13.2 million annually thereafter based on current customer capacity commitments.

Northwest Florida Expansion
In May 2018, Peninsula Pipeline completed construction of transmission lines, and our Florida natural gas division completed construction of lateral distribution lines, to serve customers in Northwest Florida. The project generated incremental gross margin of $2.1 million for the nine months ended September 30, 2019, compared to the same periods in 2018. The estimated annual gross margin from this project is $6.5 million for 2019 and beyond, with the opportunity for additional margin as the remaining capacity is sold.

Western Palm Beach County, Florida Expansion
Peninsula Pipeline is constructing four transmission lines to bring additional natural gas to our distribution system in West Palm Beach, Florida. The first phase of this project was placed into service in December 2018 and generated $0.7 million and $1.1 million in additional gross margin for the three and nine months ended September 30, 2019, respectively. We expect to complete the remainder of the project in phases through early 2020, and estimate that the project will generate gross margin of $2.3 million in 2019, $5.0 million in 2020 and $5.2 million annually thereafter.

Del-Mar Energy Pathway
In September 2018, Eastern Shore filed for FERC authorization to construct the Del-Mar Energy Pathway project to provide an additional 14,300 dts/d of capacity to four customers. The project will provide additional natural gas transmission pipeline infrastructure in eastern Sussex County, Delaware, and it will represent the first extension of Eastern Shore’s pipeline system into Somerset County, Maryland. Interim services in advance of this project generated $0.2 million and $0.5 million for the three and nine months ended September 30, 2019, respectively. The estimated annual gross margin from this project is approximately $0.7 million in 2019, $3.0 million in 2020, $4.1 million in 2021 and $5.1 million annually thereafter. Eastern Shore anticipates that this project will be fully in-service by the beginning of the fourth quarter of 2021, contingent upon FERC issuing authorization for the project in the fourth quarter of 2019.

Auburndale
In August 2019, the Florida PSC approved Peninsula Pipeline's Transportation Service Agreement with the Florida Division of Chesapeake Utilities. Peninsula Pipeline will purchase an existing pipeline owned by the Florida Division of Chesapeake Utilities and Calpine and construct pipeline facilities in Polk County, Florida. Peninsula Pipeline will provide transportation service to the Florida Division of Chesapeake Utilities increasing both delivery capacity and downstream pressure as well as introducing a secondary source of natural gas for the Florida Division of Chesapeake Utilities' distribution system. Peninsula Pipeline generated gross margin of $0.1 million in the three and nine months ended September 30, 2019 from this project. This project is expected to generate $0.3 million in 2019 and $0.7 million annually thereafter.

Callahan Intrastate Pipeline
In May 2018, Peninsula Pipeline announced a plan to construct a jointly owned intrastate transmission pipeline in Nassau County, Florida with Seacoast Gas Transmission in Nassau County, Florida.  The 26-mile pipeline, having an initial capacity of 148,000 dts/d, will serve growing demand in both Nassau and Duval counties, Florida.  The project is expected to be placed in-service during the third quarter of 2020 and is expected to generate gross margin for Peninsula Pipeline of $3.2 million in 2020 and $6.4 million annually thereafter.

Guernsey Power Station
In December 2017, Guernsey Power Station, LLC, and a Chesapeake affiliate, Aspire Energy Express, LLC, entered into a precedent firm transportation capacity agreement whereby Guernsey Power Station will construct a power generation facility and Aspire Energy Express will provide natural gas transportation service to this facility.  Aspire Energy Express will construct gas transmission facilities connecting to a third party natural gas supplier to provide the firm transportation service to the power generation facility.  The Aspire Energy Express facilities are expected to be placed in service during the first quarter of 2021. This project is expected to produce gross margin of approximately $1.4 million annually once placed into service in 2021.

Acquisitions

Marlin Gas Services
In December 2018, Marlin Gas Services, our wholly-owned subsidiary, acquired certain operating assets of Marlin Gas Transport, a supplier of mobile compressed natural gas distribution and pipeline solutions. The acquisition enables us to offer solutions to supply interruption scenarios and provide other unique applications where pipeline supplies are unavailable or inadequate to meet customer requirements. Marlin Gas Services generated $1.0 million and $4.4 million of gross margin for the three and nine months ended September 30, 2019, respectively. We estimate that Marlin Gas Services will generate gross margin of approximately $5.5 million in 2019 and $6.4 million in 2020, and we expect gross margin to grow beyond 2020 as Marlin Gas Services continues to actively expand the territories it serves as well as leverages its patented technology to potentially serve liquefied natural gas transportation needs.
Ohl Propane Acquisition
In December 2018, Sharp acquired certain propane customers and operating assets of Ohl. Located between two of Sharp's existing districts, Ohl provided propane distribution service to approximately 2,500 residential and commercial customers in Pennsylvania. The customers and assets acquired from Ohl have been assimilated into Sharp. The operations acquired from Ohl generated $0.1 million and $0.7 million of incremental gross margin for the three and nine months ended September 30, 2019 compared to the same periods in 2018, respectively. We estimate that this acquisition will generate additional gross margin of approximately $1.2 million for Sharp in 2019, with the potential for additional growth in future years.

Regulatory Initiatives

Florida GRIP
Florida GRIP is a natural gas pipe replacement program approved by the Florida PSC that allows automatic recovery, through rates, of costs associated with the replacement of mains and services. Since the program's inception in August 2012, we have invested $139.8 million of capital expenditures to replace 299 miles of qualifying distribution mains, including $12.5 million of new pipes during the first nine months of 2019. GRIP generated additional gross margin of $0.4 million for nine months ended September 30, 2019, compared to the same period in 2018.

In the third quarter of 2019, we recorded a reduction in depreciation expense totaling $0.8 million retroactive to January 1, 2019, as a result of a Florida PSC approved depreciation study that lowered annual depreciation rates. We also recorded $0.4 million in lower GRIP margin due to a concurrent reduction in surcharge collected from customers as a result of the reduced depreciation rates during the third quarter of 2019.

Florida Tax Savings Related to the TCJA
In February 2019, the Florida PSC issued orders authorizing certain of our natural gas distribution operations to retain a portion of the tax savings associated with the lower federal tax rates resulting from the TCJA. In accordance with the PSC orders, we recognized $1.3 million in margin during the first quarter of 2019, reflecting the reversal of reserves recorded during 2018. We expect the annual savings beginning in 2019 to continue in future years, and recognized additional margin of $0.1 million and $1.1 million during the three and nine months ended September 30, 2019, respectively.

Hurricane Michael
In October 2018, Hurricane Michael passed through FPU's electric distribution operation's service territory in Northwest Florida. The hurricane caused widespread and severe damage to FPU's infrastructure resulting in 100 percent of its customers in the Northwest Florida service territory losing electrical service. FPU, after exerting extraordinary hurricane restoration efforts, restored service to those customers who were able to accept it. FPU expended more than $65.0 million to restore service, which has been recorded as new plant and equipment, charged against FPU’s accumulated depreciation or charged against FPU’s storm reserve. In conjunction with the hurricane-related expenditures, we executed two 13-month unsecured term loans as temporary financing, each in the amount of $30 million. The interest cost associated with these loans is the one-month LIBOR rate plus 75 points. One of the term loans was executed in December 2018; the other was executed in January 2019.
In August 2019, FPU filed a limited proceeding requesting recovery of storm-related costs associated with Hurricane Michael (capital and expenses) through a change in base rates. FPU also requested treatment and recovery of certain storm-related costs as regulatory asset for items currently not allowed to be recovered through the storm reserve as well as the recovery of capital replaced as a result of the storm. Recovery of these costs includes a component of an overall return on capital additions and regulatory assets. In the fourth quarter of 2019, FPU along with the Office of Public Counsel in Florida, filed a joint motion with the Florida PSC to approve an interim rate increase, subject to refund, pending the final ruling on the recovery of the restoration costs incurred. The petition was approved by the Florida PSC on November 5, 2019 and interim rate increases will be effective January 2, 2020. While there is a short-term negative impact, the storm is not expected to have a significant impact on our financial results going forward, assuming permanent recovery is granted through the regulatory process.

Other major factors influencing gross margin

Weather and Consumption
Weather was not a factor during the third quarter of 2019, compared to the same period in 2018. For the nine months ended September 30, 2019, compared to the same period in 2018, weather conditions accounted for a $4.5 million decrease in gross margin. Lower period-over-period HDD's in all of our service territories and extreme conditions due to the absence of the impact of the "Bomb Cyclone" in early 2018 reduced consumption in the first nine months of 2019 compared to the same period in 2018 and impacted both our Regulated and Unregulated Energy segments. In terms of normal temperatures, our results for the first nine months of 2019 were negatively impacted by $2.6 million due to warmer temperatures.

The following table summarizes HDD and CDD variances from the 10-year average HDD/CDD ("Normal") for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	Variance	2019	2018	Variance
Delmarva
Actual HDD	7	10	(3)	2,576	2,729	(153)
10-Year Average HDD ("Normal")	55	61	(6)	2,803	2,846	(43)
Variance from Normal	(48)	(51)		(227)	(117)
Florida
Actual HDD	—	—	—	379	507	(128)
10-Year Average HDD ("Normal")	—	—	—	532	533	(1)
Variance from Normal	—	—		(153)	(26)
Ohio
Actual HDD	2	55	(53)	3,533	3,707	(174)
10-Year Average HDD ("Normal")	90	91	(1)	3,742	3,774	(32)
Variance from Normal	(88)	(36)		(209)	(67)
Florida
Actual CDD	1,620	1,613	7	2,840	2,704	136
10-Year Average CDD ("Normal")	1,553	1,535	18	2,625	2,593	32
Variance from Normal	67	78		215	111
Natural Gas Distribution Margin Growth
New customer growth for our natural gas distribution operations generated $0.8 million and $3.4 million of additional margin for the three and nine months ended September 30, 2019, respectively. The details for the three and nine months ended September 30, 2019 are provided in the following table:

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2019	September 30, 2019
Customer Growth:
Residential	$358	$1,450
Commercial and industrial	433	1,996
Total Customer Growth	$791	$3,446

The additional margin from new customers reflects an increase of approximately 3.8 percent in the average number of residential customers served on the Delmarva Peninsula for both the three and nine months ended September 30, 2019, and approximately 4.3 percent and 3.8 percent growth in new residential customers served in Florida. Additional gross margin was also generated by growth in commercial and industrial customers in Florida.

Regulated Energy Segment

For the quarter ended September 30, 2019, compared to the quarter ended September 30, 2018:

	Three Months Ended
	September 30,		Increase
	2019	2018	(decrease)
(in thousands)
Revenue	$74,580	$72,770	$1,810
Cost of sales	19,619	21,501	(1,882)
Gross margin	54,961	51,269	3,692
Operations & maintenance	24,374	23,376	998
Depreciation & amortization	8,684	8,405	279
Other taxes	4,363	3,573	790
Total operating expenses	37,421	35,354	2,067
Operating income	$17,540	$15,915	$1,625
Operating income for the Regulated Energy segment for the three months ended September 30, 2019 was $17.5 million, an increase of $1.6 million compared to the same period in 2018. The increased operating income resulted from increased gross margin of $3.7 million offset by $2.1 million in higher operating expenses.
Gross Margin
Items contributing to the quarter-over-quarter increase in gross margin are listed in the following table:

(in thousands)	Margin Impact
Eastern Shore and Peninsula Pipeline service expansions (including related Florida natural gas distribution operation expansions)	$2,312
Natural gas distribution growth (excluding service expansions)	791
Sandpiper's margin primarily from natural gas conversions	224
Increased margin primarily from the storm recovery surcharge for Florida electric distribution operations	169
TCJA impact from the 2019 retained tax savings for certain Florida natural gas operations	109
Florida GRIP (1)	(144)
Other variances	231
Quarter-over-quarter increase in gross margin	$3,692
(1) In the third quarter of 2019, we recorded a reduction in depreciation expense totaling $0.8 million retroactive to January 1, 2019, as a result of a Florida PSC approved depreciation study that lowered annual depreciation rates. We also recorded $0.4 million in lower GRIP margin due to a concurrent reduction in surcharge collected from customers as a result of the reduced depreciation rates during the third quarter of 2019.

The following is a narrative discussion of the significant items in the foregoing table, which we believe is necessary to understand the information disclosed in the table.
Eastern Shore and Peninsula Pipeline Service Expansions (including new natural gas distribution service in Northwest Florida)
We generated additional gross margin of $2.3 million, primarily from the following natural gas service expansions:

•	$1.3 million from Eastern Shore's 2017 System Expansion Project.

•	$0.8 million generated from Peninsula Pipeline's Western Palm Beach County, Northwest Pipeline and Auburndale Projects.

•	$0.2 million generated from interim services in advance of Eastern Shore's Del-Mar Energy Pathway Project.

Natural Gas Customer Growth
We generated additional gross margin of $0.8 million from natural gas customer growth. Gross margin increased by $0.5 million in Florida and $0.3 million on the Delmarva Peninsula for the three months ended September 30, 2019, as compared to the same period in 2018, due primarily to residential customer growth of 4.3 percent and 3.8 percent in Florida and on the Delmarva Peninsula, respectively. Gross margin generated by Florida's commercial and industrial customers increased by 8.6 percent during the third quarter compared to the same period in 2018.

Sandpiper's Margin Primarily from Natural Gas Conversions
Gross margin increased by $0.2 million in the third quarter of 2019, as compared to the same period in 2018, due primarily to the continuing conversion of the Sandpiper system from propane service to natural gas service.

Increased margin primarily from the storm recovery surcharge for Florida electric distribution operations
Gross margin increased by $0.2 million due to storm recovery surcharges collected by our Florida electric distribution operation in the third quarter of 2019, compared to the same period in 2018.

TCJA Impact
We generated additional gross margin of $0.1 million for the three months ended September 30, 2019, as compared to the same period in 2018, related to the tax savings we retained in 2019 as compared to reserving for those taxes in 2018 for our Florida natural gas businesses. See Note 5, Rates and Other Regulatory Activities, for additional information.

Florida GRIP
Florida GRIP generated lower gross margin of $0.1 million for the three months ended September 30, 2019, as compared to the same period in 2018. In the third quarter of 2019, we recorded a reduction in depreciation expense totaling $0.8 million retroactive to January 1, 2019, as a result of a Florida PSC approved depreciation study that lowered annual depreciation rates. We also recorded $0.4 million in lower GRIP margin due to a concurrent reduction in surcharge collected from customers as a result of the reduced depreciation rates during the third quarter of 2019. Excluding the impact of the retroactive adjustment of $0.4 million, additional gross margin generated from Florida GRIP for the three months ended September 30, 2019 increased by $0.3 million. as a result of recent investments.

Other Operating Expenses
Items contributing to the quarter-over-quarter increase in other operating expenses are listed in the following table:

(in thousands)
Depreciation, amortization and property tax costs due to growth investments(1)	$991
Insurance expense - both insured and self-insured components	718
Payroll, benefits and other employee-related expenses	345
Other variances	13
Quarter-over-quarter increase in other operating expenses	$2,067
(1) Depreciation expense includes a year-to-date amount of $0.8 million recorded in the third quarter of 2019 resulting from the depreciation study approved by the Florida PSC that lowered annual depreciation rates.

For the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018:

	Nine Months Ended
	September 30,		Increase
	2019	2018	(decrease)
(in thousands)
Revenue	$251,601	$252,667	$(1,066)
Cost of sales	74,452	89,741	(15,289)
Gross margin	177,149	162,926	14,223
Operations & maintenance	73,071	71,546	1,525
Depreciation & amortization	26,099	23,541	2,558
Other taxes	12,669	10,909	1,760
Total operating expenses	111,839	105,996	5,843
Operating income	$65,310	$56,930	$8,380
Operating income for the Regulated Energy segment for the nine months ended September 30, 2019 was $65.3 million, an increase of $8.4 million or 14.7 percent, compared to the same period in 2018. The increased operating income resulted from increased gross margin of $14.2 million, offset by $4.3 million in higher depreciation, amortization and other taxes and $1.5 million in higher operating and maintenance expenses. In February 2019, the Florida PSC issued a final order regarding the treatment of the TCJA impact, allowing us to retain the savings associated with lower federal tax rates for certain of our natural gas distribution operations. As a result, $1.3 million in reserves for customer refunds, recorded in 2018, were reversed in the first quarter of 2019. Excluding the impact of the reversal, gross margin and operating income for the nine months ended September 30, 2019 increased by $12.9 million and $7.1 million, or 7.9 percent and 12.4 percent, respectively.
Gross Margin
Items contributing to the period-over-period increase in gross margin are listed in the following table:

(in thousands)	Margin Impact
Eastern Shore and Peninsula Pipeline service expansions (including related Florida natural gas distribution operation expansions)	$10,452
Natural gas distribution - customer growth (excluding service expansions)	3,446
2018 retained tax savings for certain Florida natural gas distribution operations	1,321
TCJA impact from the 2019 retained tax savings for certain Florida natural gas operations	1,117
Sandpiper's margin primarily from natural gas conversions	837
Florida GRIP (1)	391
Decreased customer consumption - primarily due to warmer weather	(3,248)
Other variances	(93)
Period-over-period increase in gross margin	$14,223
(1) In the third quarter of 2019, we recorded a reduction in depreciation expense totaling $0.8 million retroactive to January 1, 2019, as a result of a Florida PSC approved depreciation study that lowered annual depreciation rates. We also recorded $0.4 million in lower GRIP margin due to a concurrent reduction in surcharge collected from customers as a result of the reduced depreciation rates during the third quarter of 2019.

The following is a narrative discussion of the significant items in the foregoing table, which we believe is necessary to understand the information disclosed in the table.
Eastern Shore and Peninsula Pipeline Service Expansions (including new natural gas distribution service in Northwest Florida)
We generated additional gross margin of $10.5 million, primarily from the following natural gas service expansions:

•	$6.6 million from Eastern Shore's services in conjunction with its 2017 System Expansion Project.

•	$3.3 million generated from Peninsula Pipeline's Western Palm Beach County Pipeline, Northwest Pipeline Expansion and Auburndale Projects.

•	$0.6 million generated from interim services in advance of Eastern Shore's Del-Mar Energy Pathway Project.

Natural Gas Customer Growth
We generated additional gross margin of $3.4 million from natural gas customer growth. Gross margin increased by $2.0 million in Florida and $1.4 million on the Delmarva Peninsula for the nine months ended September 30, 2019, as compared to the same period in 2018, due primarily to residential customer growth of 3.8 percent in Florida and on the Delmarva Peninsula, as well as increases in the number of commercial and industrial customers served.

2018 Retained Tax Savings for Florida Natural Gas Operations
We generated additional gross margin of $1.3 million for the nine months ended September 30, 2019, as compared to the prior period, due to a final order from the Florida PSC allowing us to retain the tax savings associated with TCJA. Pursuant to the order, refund reserves recorded by our Florida natural gas businesses in 2018, were reversed in 2019. See Note 5, Rates and Other Regulatory Activities, for additional information.

Tax Reform Impact
We generated additional gross margin of $1.1 million for the nine months ended September 30, 2019, as compared to the prior period, related to the tax savings we retained in 2019 as compared to reserving for those taxes in 2018. See Note 5, Rates and Other Regulatory Activities, for additional information.

Sandpiper's Margin Primarily from Natural Gas Conversions
Gross margin increased by $0.8 million for the nine months ended September 30, 2019, as compared to the prior period, due primarily to the continuing conversion of the Sandpiper system from propane service to natural gas service.

Florida GRIP
Continued investment in the Florida GRIP generated additional gross margin of $0.4 million for the nine months ended September 30, 2019, compared to the same period in 2018. Excluding the impact of the retroactive adjustment of $0.4 million associated with the natural gas depreciation study, gross margin generated from Florida GRIP, for the nine months ended September 30, 2019 increased by $0.8 million.

Impact of Weather on Customer Consumption
Gross margin decreased by $3.2 million due to weather-related usage as weather on the Delmarva Peninsula was approximately 5.6 percent warmer and 25.2 percent warmer in Florida during the first nine months of 2019 compared to the same period in 2018.

Other Operating Expenses
Items contributing to the period-over-period increase in other operating expenses are listed in the following table:

(in thousands)
Depreciation, amortization and property tax costs due to growth investments(1)	$4,292
Payroll, benefits and other employee-related expenses	2,299
Insurance expense - both insured and self-insured components	975
Vehicle expenses due to additional fleet to support growth	168
Facilities and maintenance costs due to the consolidation of facilities	(1,194)
Outside services and regulatory costs due to lower consulting fees and timing of expense	(1,062)
Other variances	365
Period-over-period increase in other operating expenses	$5,843
(1) Depreciation expense includes a year-to-date amount of $0.8 million recorded in the third quarter of 2019 resulting from the depreciation study approved by the Florida PSC that lowered annual depreciation rates.

Unregulated Energy Segment

For the quarter ended September 30, 2019, compared to the quarter ended September 30, 2018:

	Three Months Ended
	September 30,		Increase
	2019	2018	(decrease)
(in thousands)
Revenue	$22,280	$24,423	$(2,143)
Cost of sales	9,862	13,221	(3,359)
Gross margin	12,418	11,202	1,216
Operations & maintenance	12,270	11,460	810
Depreciation & amortization	2,519	2,061	458
Other taxes	797	771	26
Total operating expenses	15,586	14,292	1,294
Operating loss (1)	$(3,168)	$(3,090)	$(78)
(1) These results exclude operating results from PESCO that are now reflected as discontinued operations.

Operating loss for the Unregulated Energy segment remained largely unchanged for both three month periods ended September 30, 2019 and 2018. Gross margin increased by $1.2 million largely driven by $1.0 million in additional gross margin from Marlin Gas Services and was offset by $0.5 million in higher depreciation and amortization and $0.8 million in higher other operating expenses largely associated with Marlin Gas Services' growth and expansion offerings.
Gross Margin
Items contributing to the quarter-over-quarter increase in gross margin are listed in the following table:

(in thousands)	Margin Impact
Marlin Gas Services (acquired assets of Marlin Gas Transport in December 2018)	$993
Propane Operations
Increased retail propane margins per gallon driven by favorable market conditions and supply management	470
Ohl acquisition (assets acquired in December 2018)	95
Aspire Energy
Higher gas supply costs	(233)
Other variances	(109)
Quarter-over-quarter increase in gross margin	$1,216
The following is a narrative discussion of the significant items in the foregoing table, which we believe is necessary to understand the information disclosed in the table.

Marlin Gas Services
Gross margin increased by $1.0 million in the third quarter of 2019, as compared to the same period in the prior year, as a result of the acquisition of certain assets of Marlin Gas Transport in December 2018.

Propane Operations - Increased Retail Propane Margins
Gross Margin increased by $0.5 million, in the third quarter of 2019, as compared to the same period in the prior year, due primarily to higher margins per gallon generated as a result of favorable market conditions and lower propane inventory costs.

Propane Operations - Ohl Asset Acquisition
Gross margin increased by $0.1 million in the third quarter of 2019, as compared to the same period in the prior year, as a result of the acquisition of certain assets of Ohl by Sharp in December 2018.

Aspire Energy - Higher Gas Supply Costs
Gross margin decreased by $0.2 million in the third quarter of 2019, as compared to the same period in the prior year, due primarily to higher gas supply costs.
Other Operating Expenses
Items contributing to the quarter-over-quarter increase in other operating expenses are listed in the following table:

(in thousands)
Operating expenses for Marlin Gas Services and Ohl (Assets acquired in December 2018) including costs to expand the future growth prospects for the businesses	$746
Depreciation and amortization due to new capital investments	458
Insurance expense - both insured and self-insured components	179
Other variances	(89)
Quarter-over-quarter increase in other operating expenses	$1,294

For the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018:

	Nine Months Ended
	September 30,		Increase
	2019	2018	(decrease)
(in thousands)
Revenue	$108,985	$115,778	$(6,793)
Cost of sales	49,645	61,142	(11,497)
Gross margin	59,340	54,636	4,704
Operations & maintenance	38,001	35,516	2,485
Depreciation & amortization	7,462	6,135	1,327
Other taxes	2,561	2,466	95
Total operating expenses	48,024	44,117	3,907
Operating income (1)	$11,316	$10,519	$797
(1) These results exclude operating results from PESCO that are now reflected as discontinued operations.
The Unregulated Energy segment had operating income of $11.3 million and $10.5 million for the nine months ended September 30, 2019 and 2018, respectively. The increased operating income of approximately $0.8 million was due to an increase in gross margin of $4.7 million, offset by a $3.9 million increase in operating expenses.
Gross Margin
Items contributing to the period-over-period increase in gross margin are listed in the following table:

(in thousands)
Marlin Gas Services (acquired assets of Marlin Gas Transport in December 2018)	$4,353
Propane Operations
Increased retail propane margins per gallon driven by favorable market conditions and supply management	1,689
Ohl acquisition (assets acquired in December 2018)	683
Decrease in customer consumption due primarily to the absence of the 2018 Bomb Cyclone	(1,559)
Decrease in wholesale propane margins due primarily to the absence of the 2018 Bomb Cyclone	(785)
Aspire Energy
Rate increases	858
Customer consumption growth	296
Higher gas supply costs	(429)
Other variances	(402)
Period-over-period increase in gross margin	$4,704

The following is a narrative discussion of the significant items in the foregoing table, which we believe is necessary to understand the information disclosed in the table.

Marlin Gas Services
Gross margin increased by $4.4 million for the nine months ended September 30, 2019, as compared to the prior year period, as a result of the acquisition of certain assets of Marlin Gas Transport in December 2018.

Propane Operations - Increased Retail Propane Margins
Gross margin increased by $1.7 million, due to lower propane inventory costs during the first nine months of 2019, compared to the same period in 2018. In addition, favorable market conditions further increased margins in the first nine months of 2019. These market conditions, which include competition with other propane suppliers, as well as the availability and price of alternative energy sources, may fluctuate based on changes in demand, supply and other energy commodity prices.

Propane Operations - Ohl Asset Acquisition
Gross margin increased by $0.7 million as a result of the acquisition of certain assets of Ohl by Sharp in December 2018.

Propane Operations - Decreased Customer Consumption - (Weather)
The absence of extreme conditions during the January 2018 "Bomb Cyclone," drove weather-related consumption in the first nine months of 2018 compared to the same period in 2019 and, along with warmer weather in the Mid-Atlantic region during 2019, reduced gross margin by $1.3 million for the Mid-Atlantic propane operations during the nine months ended September 30, 2019, compared to the same period of the prior year. Weather in Florida was approximately 25 percent warmer in the first nine months of 2019 reducing consumption by propane distribution customers and decreasing gross margin by approximately $0.3 million, compared to the same period in 2018.

Propane Operations - Lower Wholesale Propane Margins and Volumes
Gross margin decreased by $0.8 million in 2019 due to a lower margin per gallon and a decrease in volumes delivered for the Mid-Atlantic propane operations as a result of higher demand in 2018 associated with the Bomb Cyclone.

Aspire Energy - Increased Margin Driven by Changes in Rates
Gross margin increased by $0.9 million during the nine months ended September 30, 2019, compared to the same period of the prior year period, due primarily to changes in customer rates on various dates during 2018.

Aspire Energy - Increased Margin Driven by Customer Consumption Growth
Gross margin increased by $0.3 million during the nine months ended September 30, 2019, compared to the same period of the prior year period, due primarily to customer consumption growth and other factors.

Aspire Energy - Higher Gas Supply Costs
Gross margin decreased by $0.4 million during the nine months ended September 30, 2019 as compared to the same period in the prior year, due primarily to higher gas supply costs.
Other Operating Expenses
Items contributing to the period-over-period increase in other operating expenses are listed in the following table:

(in thousands)
Operating expenses for Marlin Gas Services and Ohl (Asset acquisitions in December 2018) including costs to expand the future growth prospects for the businesses	$2,435
Depreciation and amortization due to new capital investments	1,327
Insurance expense - both insured and self-insured components	244
Facilities and maintenance costs primarily due to lower level of tank refurbishments for propane operations	(380)
Other variances	281
Period-over-period increase in other operating expenses	$3,907

OTHER EXPENSE, NET
For the quarter ended September 30, 2019 compared to the quarter ended September 30, 2018
Other expense, net, which includes non-operating investment income (expense), interest income, late fees charged to customers, gains or losses from the sale of assets and pension and other benefits expense, increased by $0.3 million in the third quarter of 2019, compared to the same period in 2018.
For the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018
Other expense, net, which includes non-operating investment income (expense), interest income, late fees charged to customers, gains or losses from the sale of assets and pension and other benefits expense, increased by $0.5 million for the first nine months of 2019, compared to the same period in 2018.

INTEREST CHARGES
For the quarter ended September 30, 2019 compared to the quarter ended September 30, 2018
Interest charges for the quarter ended September 30, 2019 increased by $1.0 million, compared to the same period in 2018, attributable primarily to: (1) an increase of $0.8 million in interest expense on long-term debt as a result of the issuance of the NYL Shelf Notes in November 2018 and Prudential Shelf Notes issued in August 2019; (2) an increase of $0.2 million in interest expense on higher levels of short-term borrowings as well as higher rates on those borrowings; and (3) an increase of interest expense on long-term debt of $0.1 million as a result of term notes issued in December 2018 and January 2019 to finance the restoration of service to customers who lost service due to the impact of Hurricane Michael.
For the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018
Interest charges for the nine months ended September 30, 2019 increased by $4.8 million, compared to the same period in 2018, attributable primarily to: (1) an increase of $1.9 million in interest expense on long-term debt, largely as a result of the issuance of the NYL Shelf Notes in May and November 2018 and Prudential Shelf Notes in August 2019; (2) an increase of $1.9 million in interest expense on higher levels of short-term borrowings as well as higher interest rates; (3) an increase of $0.6 million in other interest due primarily to lower capitalization of interest associated with Eastern Shore's 2017 System Expansion Project which is now fully completed; and (4) an increase of interest expense in long-term debt of $0.3 million as a result of term notes issued in December 2018 and January 2019 to finance the restoration of service to customers who lost service due to the impact of Hurricane Michael.

INCOME TAXES
For the quarter ended September 30, 2019 compared to the quarter ended September 30, 2018
Income tax expense was $2.4 million for both quarters ended September 30, 2019 and 2018. Our effective income tax rate was 27.4 percent and 28.5 percent, for the three months ended September 30, 2019 and 2018, respectively.

For the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018
Income tax expense was $15.4 million for the nine months ended September 30, 2019, compared to $14.9 million in the same period in 2018. The increase in income tax expense was due primarily to higher taxable income. Our effective income tax rate was 25.9 percent and 27.6 percent for the nine months ended September 30, 2019 and 2018, respectively.

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
Capital expenditures for investments in new or acquired plant and equipment are our largest capital requirements. Our capital expenditures were $124.2 million for the nine months ended September 30, 2019. The following table shows a range of the expected 2019 capital expenditures by segment and by business line:

	2019
(dollars in thousands)	Low	High
Regulated Energy:
Natural gas distribution	$63,000	$65,000
Natural gas transmission	62,000	64,000
Electric distribution	4,000	6,000
Total Regulated Energy	129,000	135,000
Unregulated Energy:
Propane distribution	12,000	13,000
Energy transmission	11,000	12,000
Other unregulated energy	8,000	14,000
Total Unregulated Energy	31,000	39,000
Other:
Corporate and other businesses	10,000	11,000
Total Other	10,000	11,000
Total 2019 Expected Capital Expenditures	$170,000	$185,000

The 2019 forecast, excluding possible acquisitions, includes: Eastern Shore's 2017 System Expansion and Del-Mar Energy Pathway, Florida's Palm Beach County Western Expansion, Callahan Intrastate Pipeline, Guernsey Power Station and other potential pipeline projects, continued expenditures under Florida GRIP, further expansions of our natural gas distribution and transmission systems, continued natural gas infrastructure improvement activities, information technology systems, new buildings and facilities, and other strategic initiatives and investments.
Beginning this quarter, we are providing a range of capital expenditures for 2019 rather than a definitive number. This range is subject to continuous review and modification. The timing of capital expenditures can vary based on delays in regulatory approvals, securing environmental approvals and other permits. The regulatory application and approval process has lengthened in the past few years, and we expect this trend to continue. Actual capital requirements may vary from the above estimates due to a number of factors, including changing economic conditions, customer growth in existing areas, regulation, new growth or acquisition opportunities and availability of capital.
- 55

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
The following table presents our capitalization, excluding and including short-term borrowings, as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
(in thousands)
Long-term debt, net of current maturities	$375,810	41%	$316,020	38%
Stockholders’ equity	544,711	59%	518,439	62%
Total capitalization, excluding short-term debt	$920,521	100%	$834,459	100%

	September 30, 2019		December 31, 2018
(in thousands)
Short-term debt	$224,744	18%	$294,458	26%
Long-term debt, including current maturities	451,410	37%	327,955	29%
Stockholders’ equity	544,711	45%	518,439	45%
Total capitalization, including short-term debt	$1,220,865	100%	$1,140,852	100%
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
Our target ratio of equity to total capitalization, including short-term borrowings, is between 50 and 60 percent. Including the funds expended specifically related to the impact of Hurricane Michael, our equity to total capitalization ratio, including short-term borrowings, was 45 percent as of September 30, 2019. Excluding the funds expended for Hurricane Michael restoration activities, our equity to total capitalization ratio, including short-term borrowings, would have been approximately 47 percent. We seek to align permanent financing with the in-service dates of its capital projects. We may utilize more temporary short-term debt when the financing cost is attractive as a bridge to the permanent long-term financing.
Uncollateralized Senior Notes
In October 2019, we reached commercial terms with four financial institutions with respect to the anticipated issuance of $70.0 million of 2.98% uncollateralized senior notes. The note issuance to these institutions is subject to the negotiation and execution of a note purchase agreement and satisfaction of customary conditions included therein.  We expect to issue the notes in December 2019, with the notes having a maturity date of December 2034.  If issued, we anticipate using the proceeds to pay the Term Notes described below.
Term Notes
In December 2018, we issued a $30.0 million unsecured term note through PNC Bank N.A. with a maturity date of January 21, 2020. The interest rate at September 30, 2019 and December 31, 2018 was 2.80% and 3.23%, respectively, which equals the one-month LIBOR rate plus 75 basis points. In January 2019, we issued a $30.0 million unsecured term note through Branch Banking and Trust Company, with a maturity date of February 28, 2020. The interest rate at September 30, 2019 was 2.84% which equals the one-month LIBOR rate plus 75 basis points. These term notes totaling $60.0 million are included in the current maturities of long-term debt as of September 30, 2019.
Shelf Agreements
We have entered into Shelf Agreements with Prudential, MetLife and NYL, whom are under no obligation to purchase any unsecured debt. We entered into the Prudential Shelf Agreement, totaling $150.0 million, in October 2015, and we issued $70.0 million of 3.25% unsecured debt in April 2017. The Prudential Shelf Agreement was then amended in September 2018 to increase the borrowing capacity back up to $150.0 million, and in August 2019, we issued $100.0 million of unsecured debt. We entered into the NYL Shelf Agreement, totaling $100.0 million, in March 2017, and we issued unsecured debt totaling $100.0 million during

2018. The NYL Shelf Agreement was amended in November 2018 to add incremental borrowing capacity of $50.0 million. As of September 30, 2019, we had not requested that MetLife purchase unsecured senior debt under the MetLife Shelf Agreement, which we entered into in March 2017. The following table summarizes the borrowing information under our Shelf Agreements at September 30, 2019:

	Total Borrowing Capacity	Less: Amount of Debt Issued	Less: Unfunded Commitments	Remaining Borrowing Capacity
(in thousands)
Shelf Agreement
Prudential Shelf Agreement	$220,000	$(170,000)	$—	$50,000
MetLife Shelf Agreement	150,000	—	—	150,000
NYL Shelf Agreement	150,000	(100,000)	—	50,000
Total	$520,000	$(270,000)	$—	$250,000
The Shelf Agreements or Shelf Notes set forth certain business covenants to which we are subject when any note is outstanding, including covenants that limit or restrict our ability, and the ability of our subsidiaries, to incur indebtedness, or place or permit liens and encumbrances on any of our property or the property of our subsidiaries.
Short-term Borrowings
Our outstanding short-term borrowings, including the Revolver, at September 30, 2019 and December 31, 2018 were $224.7 million and $294.5 million at weighted average interest rates of 2.99 percent and 3.44 percent, respectively. Our current short-term borrowing limit, authorized by our Board of Directors, is $400.0 million, including the Revolver.
We utilize bank lines of credit to provide funds for our short-term cash needs to meet seasonal working capital requirements and to temporarily fund portions of the capital expenditure program. As of September 30, 2019, we had five unsecured bank credit facilities with four financial institutions totaling $220.0 million in available credit. In addition, we have a $150.0 million Revolver under which borrowings can be designated as short-term debt. The terms of the Revolver are further described below. None of the unsecured bank lines of credit requires compensating balances.
The $150.0 million Revolver is available through October 8, 2020 and is subject to the terms and conditions set forth in the credit agreement among us and the lenders related to the Revolver ("Credit Agreement"). Borrowings under the Revolver will be used for general corporate purposes, including repayments of short-term borrowings, working capital requirements and capital expenditures. Borrowings under the Revolver will bear interest at: (i) the LIBOR rate plus an applicable margin of 1.125 percent or less, with such margin based on total indebtedness as a percentage of total capitalization, both as defined by the Credit Agreement, or (ii) the base rate plus 0.125 percent or less. Interest is payable quarterly, and the Revolver is subject to a commitment fee on the unused portion of the facility. We have the right, under certain circumstances, to extend the expiration date for up to two years on any anniversary date of the Revolver, with such extension subject to the lenders' approval. We may also request the lenders to increase the Revolver to $200.0 million, with any increase at the sole discretion of each lender.
Cash Flows
The following table provides a summary of our operating, investing and financing cash flows for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30,
	2019	2018
(in thousands)
Net cash provided by (used in):
Operating activities	$103,939	$127,996
Investing activities	(139,913)	(171,167)
Financing activities	34,205	43,772
Net increase (decrease) in cash and cash equivalents	(1,769)	601
Cash and cash equivalents—beginning of period	6,089	5,614
Cash and cash equivalents—end of period	$4,320	$6,215

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
During the nine months ended September 30, 2019 and 2018, net cash provided by operating activities was $103.9 million and $128.0 million, respectively, resulting in a decrease in cash flows of $24.1 million. Significant operating activities generating the cash flows change were as follows:

•	Changes in net accounts receivable and accrued revenue and accounts payable and accrued liabilities decreased cash flows by $23.0 million, due primarily to the timing and receipt of payments.

•	Net cash flows from changes in customer deposits and prepaid expenses increased by approximately $12.4 million.

•	Changes in net regulatory assets and liabilities decreased cash flows by $11.1 million, due primarily to the change in fuel costs collected through the various cost recovery mechanisms.

•
Net income, adjusted for non-cash adjustments and reconciling activities, decreased cash flows by $3.7 million, primarily due to lower non-cash adjustments to deferred income taxes and loss on sale of assets.

•
Net cash flows from income taxes receivable decreased by $1.9 million due primarily to the absence of tax refunds associated with lower corporate tax rates implemented in the prior year as a component of the TCJA; and

•	Net cash flows from changes in propane inventory, storage gas and other inventories increased by approximately $1.6 million.
Cash Flows Used in Investing Activities
Net cash used in investing activities totaled $139.9 million and $171.2 million during the nine months ended September 30, 2019 and 2018, respectively, resulting in an increase in cash flows of $31.3 million. Cash paid for capital expenditures was $139.3 million for the first nine months of 2019, compared to $171.4 million for the same period in 2018, resulting in increased cash flows of $32.1 million.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities totaled $34.2 million during the nine months ended September 30, 2019 compared to net cash of $43.8 million used in financing activities during the prior year period resulting in an decrease in cash flows of $9.6 million. The decrease in net cash provided by financing activities resulted primarily from the following:

•	Increased cash flows from lower repayments of long-term debt of $24.1 million.

•
Increased cash flows of $54.9 million associated with the issuance of long-term debt. For the nine months ended September 30, 2019 we received $129.8 million from the issuance of the Prudential Shelf Notes in August 2019 and term notes in January 2019. For the nine months ended September 30, 2018, we had received $74.9 million in net cash proceeds from the Revolver and the issuance of the NYL Shelf Notes (Series A).

•	Decreased cash flows from repayments of short-term borrowing of $83.5 million under our line of credit arrangements; and

•	Cash dividends of $18.2 million paid during the nine months ended September 30, 2019, compared to $16.2 million for the nine months ended September 30, 2018.
Off-Balance Sheet Arrangements
We have issued corporate guarantees to certain vendors of our subsidiaries that provide for the payment of propane and natural gas purchases in the event of the subsidiary’s default. The liabilities for these purchases are recorded in our financial statements when incurred. The aggregate amount guaranteed at September 30, 2019 was $72.4 million, with the guarantees expiring on various dates through December 31, 2020.
At September 30, 2019, a majority of our corporate guarantees were associated with the operations of PESCO. As a result of the sale of PESCO's assets and contracts we are finalizing the wind-down of corporate guarantees and letters of credit associated with the business. See Note 3, Discontinued Operations, for additional details on the sale of PESCO.

As of September 30, 2019, we have issued letters of credit totaling approximately $7.0 million related to the electric transmission services for FPU's electric division, the firm transportation service agreement between TETLP and our Delaware and Maryland divisions, the payment of natural gas purchases for PESCO, and to our current and previous primary insurance carriers. These letters of credit have various expiration dates through August 22, 2020. There have been no draws on these letters of credit as of September 30, 2019. We do not anticipate that the counterparties will draw upon these letters of credit, and we expect that they will be renewed to the extent necessary in the future. Additional information is presented in Note 7, Other Commitments and Contingencies in the condensed consolidated financial statements. As a result of the sale of assets and contracts for PESCO, letters of credit associated with PESCO will be terminated or expire without being renewed. See Note 3, Discontinued Operations, for additional details on the sale of PESCO.

Contractual Obligations
There has been no material change in the contractual obligations presented in our 2018 Annual Report on Form 10-K, except for long-term debt and commodity purchase obligations entered into in the ordinary course of our business. The following table summarizes long-term debt and commodity purchase contract obligations at September 30, 2019:

	Payments Due by Period
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
(in thousands)
Long-term debt (1)	$75,600	$40,689	$39,700	$296,100	$452,089
Purchase obligations - Commodity (2)	26,105	156	—	—	26,261
Total	$101,705	$40,845	$39,700	$296,100	$478,350

(1) Excludes finance lease obligation, debt issuance costs and an unamortized discount of $0.7 million.
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
Rates and Regulatory Matters
Our natural gas distribution operations in Delaware, Maryland and Florida and electric distribution operation in Florida are subject to regulation by the respective state PSC; Eastern Shore is subject to regulation by the FERC; and Peninsula Pipeline is subject to regulation by the Florida PSC. At September 30, 2019, we were involved in regulatory matters in each of the jurisdictions in which we operate. Our significant regulatory matters are fully described in Note 5, Rates and Other Regulatory Activities, to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
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
Long-term debt is subject to potential losses based on changes in interest rates. Our long-term debt at September 30, 2019, consists of fixed-rate Senior Notes and $8.0 million of fixed-rate secured debt. We evaluate whether to refinance existing debt or permanently refinance existing short-term borrowings based in part on the fluctuation in interest rates. Additional information about our long-term debt is disclosed in Note 15, Long-term Debt, in the condensed consolidated financial statements.
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
PESCO is a party to natural gas swap and futures contracts, which provide us the right to purchase natural gas at a fixed price at future dates. Upon expiration, the contracts can be settled financially without taking delivery of natural gas, or PESCO can procure natural gas and deliver it to its customers. PESCO is subject to commodity price risk on its open positions to the extent that market prices for natural gas liquids and natural gas deviate from fixed contract settlement prices. Market risk associated with the trading of futures and forward contracts is monitored daily for compliance with our Risk Management Policy, which includes volumetric limits for open positions. To manage exposures to changing market prices, open positions are marked up or down to market prices and reviewed daily by our oversight officials. In addition, the Risk Management Committee reviews periodic reports on markets, approves any exceptions to the Risk Management Policy (within limits established by the Board of Directors) and authorizes the use of any new types of contracts. As discussed in Note 3, Discontinued Operations, we reached an agreement to sell a majority of PESCO's financial and commodity contracts to NJRES, UET and Gas South. PESCO's derivative assets and derivative liabilities are presented as assets or liabilities held for sale in our condensed consolidated balance sheets.
The following table reflects the changes in the fair market value of financial derivatives contracts related to propane purchases and sales from December 31, 2018 to September 30, 2019:

(in thousands)	Balance at December 31, 2018	Increase (Decrease) in Fair Market Value	Less Amounts Settled	Balance at September 30, 2019
Sharp	$(1,522)	$(1,820)	$1,126	$(2,216)
Total	$(1,522)	$(1,820)	$1,126	$(2,216)
There were no changes in methods of valuations during the nine months ended September 30, 2019.
The following is a summary of fair market value of financial derivatives as of September 30, 2019, by method of valuation and by maturity for each fiscal year period.

(in thousands)	2019	2020	2021	2022	2023	Total Fair Value
Price based on Mont Belvieu - Sharp	$(491)	$(1,400)	$(301)	$(24)	$—	$(2,216)
Total	$(491)	$(1,400)	$(301)	$(24)	$—	$(2,216)
WHOLESALE CREDIT RISK
The Risk Management Committee reviews credit risks associated with counterparties to commodity derivative contracts prior to such contracts being approved.
Additional information about our derivative instruments is disclosed in Note 13, Derivative Instruments, in the condensed consolidated financial statements.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and Chief Financial Officer of Chesapeake Utilities, with the participation of other Company officials, have evaluated our “disclosure controls and procedures” (as such term is defined under Rules 13a-15(e) and 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2019. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.
Changes in Internal Control over Financial Reporting
Beginning January 1, 2019, we adopted ASU 2016-02, Leases. The impacts of the adoption are discussed in detail in Note 1, Summary of Accounting Policies, and Note 16, Leases, in the notes to the condensed consolidated financial statements within this Form 10-Q. In conjunction with this adoption, we implemented changes to our controls related to leases, which were not material to our internal controls over financial reporting. These included the development of new policies for the identification of leases and other ongoing monitoring activities. These controls were designed to provide assurance, at a reasonable level, of the fair presentation of our condensed consolidated financial statements and related disclosures. During the quarter ended September 30, 2019, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
As disclosed in Note 7, Other Commitments and Contingencies, of the condensed consolidated financial statements in this Quarterly Report on Form 10-Q, we are involved in certain legal actions and claims arising in the normal course of business. We are also involved in certain legal and administrative proceedings before various governmental or regulatory agencies concerning rates and other regulatory actions. In the opinion of management, the ultimate disposition of these proceedings and claims will not have a material effect on our condensed consolidated financial position, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
Period	Purchased	per Share	or Programs (2)	or Programs (2)
July 1, 2019 through July 31, 2019 (1)	418	$94.86	—	—
August 1, 2019 through August 31, 2019	—	—	—	—
September 1, 2019 through September 30, 2019	—	—	—	—
Total	418	$94.86	—	—

(1) Chesapeake Utilities purchased shares of common stock on the open market for the purpose of reinvesting the dividend on shares held in the Rabbi Trust accounts for certain directors and senior executives under the Non-Qualified Deferred Compensation Plan. The Non-Qualified Deferred Compensation Plan is discussed in detail in Item 8 under the heading “Notes to the Consolidated Financial Statements—Note 9, Employee Benefit Plans” in our latest Annual Report on Form 10-K for the year ended December 31, 2018. During the quarter ended September 30, 2019, 418 shares were purchased through the reinvestment of dividends on deferred stock units.
(2) Except for the purposes described in Footnote (1), Chesapeake Utilities has no publicly announced plans or programs to repurchase its shares.

Item 3. Defaults upon Senior Securities
None.

Item 5. Other Information

None.

Item 6.	Exhibits

10.1*	Executive Retirement Agreement dated October 9, 2019, between Chesapeake Utilities Corporation and Stephen C. Thompson.

31.1*	Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350.

32.2*	Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE UTILITIES CORPORATION

/S/ BETH W. COOPER
Beth W. Cooper Executive Vice President, Chief Financial Officer, and Assistant Corporate Secretary
Date: November 7, 2019

