Form 10-K
period 2019-12-31
CHESAPEAKE UTILITIES CORP
filed 2020-02-26
CIK 19745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2019
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
302-734-6799
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock—par value per share $0.4867	CPK	New York Stock Exchange, Inc.
Securities registered pursuant to Section 12(g) of the Act:
None
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
The aggregate market value of the common shares held by non-affiliates of Chesapeake Utilities Corporation as of June 30, 2019, the last business day of its most recently completed second fiscal quarter, based on the last sale price on that date, as reported by the New York Stock Exchange, was approximately $1.5 billion.

The number of shares of Chesapeake Utilities Corporation's common stock outstanding as of February 20, 2020 was 16,407,017
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated by reference in Part II and Part III, which Proxy Statement shall be filed with the Securities and Exchange Commission within 120 days after the end of registrant's fiscal year ended December 31, 2019.

CHESAPEAKE UTILITIES CORPORATION
FORM 10-K
YEAR ENDED DECEMBER 31, 2019

GLOSSARY OF DEFINITIONS
ASC: Accounting Standards Codification
ASU: Accounting Standards Update
Boulden: Boulden, Inc., an entity from whom we acquired certain propane operating assets
CDD: Cooling Degree-Day
Chesapeake or Chesapeake Utilities: Chesapeake Utilities Corporation, its divisions and subsidiaries, as appropriate in the context of the disclosure
CHP: Combined Heat and Power Plant
Company: Chesapeake Utilities Corporation, its divisions and subsidiaries, as appropriate in the context of the disclosure
Degree-day: A degree-day is the measure of the variation in the weather based on the extent to which the average daily temperature (from 10:00 am to 10:00 am) falls above or below 65 degrees Fahrenheit
Delmarva Peninsula: A peninsula on the east coast of the U. S. occupied by Delaware and portions of Maryland and Virginia
DFS: Dominion Field Services, Inc., a subsidiary of Dominion Energy, Inc.
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
Gas South: Gas South LLC
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
NYL: NYL Investors LLC, an institutional debt investment management firm, with which Chesapeake Utilities has entered into a Shelf Agreement and issued Shelf Notes
Peninsula Pipeline: Peninsula Pipeline Company, Inc., a wholly-owned subsidiary of Chesapeake Utilities
Peoples Gas: Peoples Gas System division of Tampa Electric Company
PESCO: Peninsula Energy Services Company, Inc., a wholly-owned subsidiary of Chesapeake Utilities
Prudential: Prudential Investment Management Inc., an institutional investment management firm, with which Chesapeake Utilities has entered into a Shelf Agreement and issued Shelf Notes
PSC: Public Service Commission, which is the state agency that regulates utility rates and/or services in certain of our jurisdictions
Rayonier: Rayonier Performance Fibers, LLC, the company that owns the property on which Eight Flags' CHP plant is located and a customer of the steam generated by the CHP plant
Revolver: Our unsecured revolving credit facility with certain lenders
Sandpiper Energy: Sandpiper Energy, Inc., a wholly-owned subsidiary of Chesapeake Utilities
SEC: Securities and Exchange Commission
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
UET: United Energy Trading, LLC
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

•	the impact of climate change, including the impact of greenhouse gas emissions or other legislation or regulations intended to address climate change;

•	the impact of significant changes to current tax regulations and rates;

•	the timing of certification authorizations associated with new capital projects and the ability to construct facilities at or below estimated costs;

•	changes in environmental and other laws and regulations to which we are subject and environmental conditions of property that we now, or may in the future, own or operate;

•	possible increased federal, state and local regulation of the safety of our operations;

•	the inherent hazards and risks involved in transporting and distributing natural gas and electricity;

•
the economy in our service territories or markets, the nation, and worldwide, including the impact of economic conditions (which we do not control ) on demand for electricity, natural gas, propane or other fuels;

•
risks related to cyber-attacks or cyber-terrorism that could disrupt our business operations or result in failure of information technology systems or result in the loss or exposure of confidential or sensitive customer, employee or Company information;

•	adverse weather conditions, including the effects of hurricanes, ice storms and other damaging weather events;

•	customers' preferred energy sources;

•	industrial, commercial and residential growth or contraction in our markets or service territories;

•	the effect of competition on our businesses from other energy suppliers and alternative forms of energy;

•	the timing and extent of changes in commodity prices and interest rates;

•	the effect of spot, forward and future market prices on our various energy businesses;

•	the extent of our success in connecting natural gas and electric supplies to transmission systems, establishing and maintaining key supply sources; and expanding natural gas and electric markets;

•	the creditworthiness of counterparties with which we are engaged in transactions;

•	the capital-intensive nature of our regulated energy businesses;

•
our ability to access the credit and capital markets to execute our business strategy, including our ability to obtain financing on favorable terms, which can be affected by various factors, including credit ratings and general economic conditions;

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

Chesapeake Utilities Corporation 2019 Form 10-K Page 1

ITEM 1. Business.
Corporate Overview and Strategy
Chesapeake Utilities Corporation is a Delaware corporation formed in 1947 with operations primarily in the Mid-Atlantic region, Florida and Ohio. We are an energy delivery company engaged in the distribution of natural gas, propane and electricity; the transmission of natural gas; the generation of electricity and steam, and in providing related services to our customers.

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
•
expanding our footprint in potential growth markets through strategic acquisitions that complement our businesses;
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

Regulated Energy
Our regulated energy businesses are comprised of natural gas and electric distribution as well as natural gas transmission services. The following table presents net income for the year ended December 31, 2019 and total assets as of December 31, 2019, for our Regulated Energy segment by operation and area served:

Operations	Areas Served	Net Income	Total Assets
(in thousands)
Natural Gas Distribution
Delmarva Natural Gas (Delaware division, Maryland division and Sandpiper Energy)	Delaware/Maryland	$9,873	$280,002
Central Florida Gas and FPU	Florida	13,721	420,483
Natural Gas Transmission
Eastern Shore	Delaware/Maryland/ Pennsylvania	17,965	447,041
Peninsula Pipeline	Florida	5,571	115,685

Electric Distribution
FPU	Florida	640	170,855
Total Regulated Energy		$47,770	$1,434,066
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

Chesapeake Utilities Corporation 2019 Form 10-K Page 2

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
Operational Highlights
The following table presents operating revenues, volumes and the average number of customers by customer class for our natural gas and electric distribution operations for the year ended December 31, 2019:

	Delmarva Natural Gas Distribution		Florida Natural Gas Distribution (2)		FPU Electric Distribution
Operating Revenues (in thousands)
Residential	$62,708	60%	$38,248	34%	$45,738	59%
Commercial	33,070	32%	33,126	30%	38,254	49%
Industrial	8,314	8%	37,202	34%	2,128	3%
Other (1)	152	<1%	2,327	2%	(8,704)	(11)%
Total Operating Revenues	$104,244	100%	110,903	100%	$77,416	100%

Volumes (in Dts for natural gas/KW Hours for electric)
Residential	3,871,032	29%	1,744,486	4%	306,445	47%
Commercial	3,776,388	29%	6,190,350	14%	310,856	49%
Industrial	5,358,474	40%	32,736,870	76%	27,929	4%
Other	220,541	2%	2,574,925	6%	—	—%
Total Volumes	13,226,435	100%	43,246,631	100%	645,230	100%

Average Number of Customers (3)
Residential	73,995	91%	74,915	90%	24,573	77%
Commercial	7,097	9%	5,478	7%	7,243	23%
Industrial	169	<1%	2,453	3%	2	<1%
Other	15	<1%	12	<1%	—	—%
Total Average Number of Customers	81,276	100%	82,858	100%	31,818	100%
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
(2) Florida natural gas distribution includes Chesapeake Utilities' Central Florida Gas division, FPU and FPU's Indiantown and Fort Meade divisions.
(3) Average number of customers is based on the twelve-month average for the year ended December 31, 2019.

Chesapeake Utilities Corporation 2019 Form 10-K     Page 3

The following table presents operating revenues, by customer type, for Eastern Shore and Peninsula Pipeline for the year ended December 31, 2019, as well as contracted firm transportation capacity by customer type, and design day capacity at December 31, 2019:

	Eastern Shore		Peninsula Pipeline
Operating Revenues (in thousands)
Local distribution companies - affiliated (1)	$24,709	33%	$14,003	85%
Local distribution companies - non-affiliated	25,171	35%	840	5%
Commercial and industrial - affiliated	—	—%	1,120	7%
Commercial and industrial - non-affiliated	22,527	31%	490	3%
Other (2)	516	1%	—	—%
Total Operating Revenues	$72,923	100%	$16,453	100%

Contracted firm transportation capacity (in Dts/d)
Local distribution companies - affiliated	125,152	42%	243,500	95%
Local distribution companies - non-affiliated	76,619	26%	4,825	2%
Commercial and industrial - affiliated	—	—%	1,500	1%
Commercial and industrial - non-affiliated	96,348	32%	5,100	2%
Total Contracted firm transportation capacity	298,119	100%	254,925	100%

Design day capacity (in Dts/d)	298,119	100%	254,925	100%
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

Natural Gas Distribution
	Delmarva			Florida		Electric Distribution	Natural Gas Transmission
Operation/Division	Delaware	Maryland	Sandpiper	Chesapeake's Florida natural gas division	FPU	FPU	Eastern Shore
Regulatory Agency	Delaware PSC	Maryland PSC	Maryland PSC	Florida PSC	Florida PSC	Florida PSC	FERC
Effective date - Last Rate Order	01/01/2017	12/1/2007	12/01/2019	01/14/2010	01/14/2010(1)	01/03/2018	08/01/2017
Rate Base (in Rates)	Not stated	Not stated	Not stated	$46,680,000	$68,940,000	$11,850,000	Not stated
Annual Rate Increase Approved	$2,250,000	$648,000	N/A(2)	$2,540,000	$7,970,000	$1,560,000	$9,800,000
Capital Structure (in rates)(3)*	Not stated	LTD: 42.00% STD: 5.00% Equity: 53.00%	Not stated	LTD: 30.63% STD: 6.26% Equity: 43.49% Other: 19.62%	LTD: 30.75% Equity: 46.67% Other: 22.58%	LTD: 21.91% STD: 23.50% Equity: 54.59%	Not stated
Allowed Return on Equity	9.75% (4)	10.75%(4)	Not Stated (5)	10.80%(4)	10.85%(4)	10.25%(4), (6)	Not Stated
TJCA Refund Status associated with customer rates	Refunded	Refunded	Refunded	Retained	Retained	Refunded	Refunded
(1) The effective date of the order approving the settlement agreement, which adjusted the rates originally approved on June 4, 2009.
(2) The Maryland PSC approved a declining return on equity that will result in a decline in our rates.
(3) Other components of capital structure include customer deposits, deferred income taxes and tax credits.
(4) Allowed after-tax return on equity.

Chesapeake Utilities Corporation 2019 Form 10-K Page 4

(5) The terms of the agreement include revenue neutral rates for the first year (December 1, 2016 through November 30, 2017), followed by a schedule of rate reductions in subsequent years based upon the projected rate of propane to natural gas conversions.
(6) The terms of the settlement agreement for the FPU electric division limited proceeding with the Florida PSC prescribed an authorized return on equity range of 9.25 to 11.25 percent, with a mid-point of 10.25 percent. The FPU electric division could not file for a base rate increase prior to December 2019, unless its allowed return on equity was below the authorized range and it experienced an unanticipated and unforeseen event that impacted the annual revenue requirement in excess of $800,000 within any contiguous four-month period.
* LTD-Long-term debt; STD-Short-term debt.
In October 2018, Hurricane Michael passed through FPU’s electric distribution service territory in Northwest Florida. The hurricane caused widespread and severe damage to FPU’s infrastructure resulting in 100 percent of its customers in the service territory losing electrical service. FPU expended more than $65.0 million to restore service, which has been recorded as new plant and equipment, charged against FPU’s accumulated depreciation or charged against FPU’s storm reserve. While there is a short-term negative impact, the storm is not expected to have a significant impact on our financial results going forward, assuming permanent recovery is granted through the regulatory process.
In August 2019, FPU filed a limited proceeding requesting recovery of storm-related costs associated with Hurricane Michael (capital and expenses) through a change in base rates. FPU also requested treatment and recovery of certain storm-related costs as a regulatory asset for items currently not allowed to be recovered through the storm reserve as well as the recovery of capital replaced as a result of the storm. Recovery of these costs includes a component of an overall return on capital additions and regulatory assets. In the fourth quarter of 2019, FPU along with the Office of Public Counsel in Florida, filed a joint motion with the Florida PSC to approve an interim rate increase, subject to refund, pending the final ruling on the recovery of the restoration costs incurred. The petition was approved by the Florida PSC on November 5, 2019 and interim rate increases became effective January 2, 2020. FPU continues to work with the Florida PSC and expects to reach a final ruling in the second half of 2020. See Item 8, Financial Statements and Supplementary Data (Note 19, Rates and Other Regulatory Activities in the consolidated financial statements) for further information.
The following table presents surcharge and other mechanisms that have been approved by the respective PSC for our regulated energy distribution businesses. These include Delaware’s surcharge to expand natural gas service in eastern Sussex County; Maryland's surcharge to fund natural gas conversions and system improvement in Worcester County; Florida’s GRIP surcharge which provides accelerated recovery of the costs of replacing older portions of the natural gas distribution system to improve safety and reliability and the Florida electric distribution operation's limited proceeding.

Operation(s)/Division(s)	Jurisdiction	Infrastructure mechanism	Revenue normalization
Delaware division	Delaware	Yes	No
Maryland division	Maryland	No	Yes
Sandpiper Energy	Maryland	Yes	Yes
FPU and Central Florida Gas natural gas divisions	Florida	Yes	No
FPU electric division	Florida	Yes	No
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

Chesapeake Utilities Corporation 2019 Form 10-K     Page 5

and industrial markets, and reliability of natural gas supply and service has been excellent. In addition, we provide flexible pricing to our large customers to minimize fuel switching and protect these volumes and their contributions to the profitability of our natural gas distribution operations.
Natural Gas Transmission
Our natural gas transmission business competes with other pipeline companies to provide service to large industrial, generation and distribution customers, primarily in the northern portion of Delmarva Peninsula and in Florida.
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
The Delmarva natural gas distribution systems are directly connected to Eastern Shore’s pipeline, which has connections to the other pipelines that provide us with transportation and storage. These operations can also use propane-air and liquefied natural gas peak-shaving equipment to serve customers. Our Delmarva Peninsula natural gas distribution operations had asset management agreements with PESCO to manage their natural gas transportation and storage capacity. The agreements were effective as of April 1, 2017, and each has a three-year term, expiring on March 31, 2020. As a result of the sale of PESCO's assets and contracts, effective October 1, 2019, these agreements are now managed by NJRES. Our Delmarva operations receive a fee, which we share with our customers, from the asset manager, who optimizes the transportation, storage and natural gas supply for these operations.
Our Florida natural gas distribution operation uses Peninsula Pipeline and the Peoples Gas System division of Tampa Electric Company ("Peoples Gas") to transport natural gas where there is no direct connection with FGT. In May 2019, FPU natural gas distribution and Eight Flags entered into separate asset management agreements with Emera Energy Services, Inc. to manage their natural gas transportation capacity. Short-term agreements were entered for a one year term beginning July 2019 through July 2020 with the expectation that long-term agreements will then be executed for a 10-year term commencing on or about July 2020.
A summary of our pipeline capacity contracts follows:

		Maximum Daily Firm Transportation Capacity (Dts)	Contract Expiration Date
Division	Pipeline
Delmarva Natural Gas Distribution	Eastern Shore	125,152	2020-2028
	Columbia Gas(1)	15,160	2020-2024
	Transco(1)	27,732	2019-2028
	TETLP(1)	50,000	2027

Florida Natural Gas Distribution	Gulfstream(2)	10,000	2022
	FGT	53,409 - 84,817	2020-2041
	Peninsula Pipeline	237,500	2033-2048
	Peoples Gas	2,660	2024-2035
	Florida Southeast Connection	5,000	2045
	Southern Natural Gas Company	5,000	2020
(1) Transcontinental Gas Pipe Line Company, LLC ("Transco"), Columbia Gas Transmission, LLC ("Columbia Gas") and Texas Eastern Transmission, LP ("TETLP") are interstate pipelines interconnected with Eastern Shore's pipeline

Chesapeake Utilities Corporation 2019 Form 10-K Page 6

(2) Pursuant to a capacity release program approved by the Florida PSC, all of the capacity under this agreement has been released to various third parties. Under the terms of these capacity release agreements, Chesapeake Utilities is contingently liable to Gulfstream should any party, that acquired the capacity through release, fail to pay the capacity charge.
Eastern Shore has three agreements with Transco for a total of 7,292 Dts/d of firm daily storage injection and withdrawal entitlements and total storage capacity of 288,003 Dts. These agreements expire in March 2023. Eastern Shore retains these firm storage services in order to provide swing transportation service and firm storage service to customers requesting such services.
Electric Distribution
Our Florida electric distribution operation purchases wholesale electricity under the power supply contracts summarized below:

Counterparty	Area Served by Contract	Contracted Amount (MW)	Contract Expiration Date
Gulf Power Company	Northwest Florida	Full Requirement*	2026
FPL	Northeast Florida	Full Requirement*	2026
Eight Flags	Northeast Florida	21	2036
Rayonier	Northeast Florida	1.7 to 3.0	2036
WestRock Company	Northwest Florida	As-available	N/A
*The counter party is obligated to provide us with the electricity to meet our customers’ demand, which may vary.
Unregulated Energy
In the third and fourth quarter of 2019, we reached agreements with four entities to sell PESCO's assets and contracts. These transactions closed during the fourth quarter of 2019. As a result of the sale, we have fully exited the natural gas marketing business, which provided natural gas management and supply services to commercial and industrial customers in Florida, Delaware, Maryland, Pennsylvania, Ohio and other states. Accordingly, PESCO’s historical financial results are reflected in our consolidated financial statements as discontinued operations, which required retrospective application to financial information for all periods presented. See Item 8, Financial Statements and Supplementary Data (Note 4, Acquisitions and Divestitures in the consolidated financial statements) for further information. The following table presents net income for the year ended December 31, 2019 and total assets as of December 31, 2019, for our Unregulated Energy segment by operation and area served:

Operations	Area Served	Net Income	Total Assets
(in thousands)
Propane Operations (Sharp, FPU and Flo-gas)	Delaware, Maryland, Virginia, Pennsylvania, Florida	$6,297	$134,791
Energy Transmission (Aspire Energy)	Ohio	3,822	94,124
Energy Generation (Eight Flags)	Florida	1,908	38,569
Marlin Gas Services	The Eastern U.S.	986	27,269
Other	Other	382	171
Total		$13,395	$294,924
Propane Operations
Our propane operations sell propane to residential, commercial/industrial, wholesale and AutoGas customers, in the Mid-Atlantic region, through Sharp Energy, Inc. and Sharpgas, Inc., and in Florida through FPU and Flo-gas. We deliver to and bill our propane customers based on two primary customer types: bulk delivery customers and metered customers. Bulk delivery customers receive deliveries into tanks at their location. We invoice and record revenues for these customers at the time of delivery. Metered customers are either part of an underground propane distribution system or have a meter installed on the tank at their location. We invoice and recognize revenue for these customers based on their consumption as dictated by scheduled meter reads. As a member of AutoGas Alliance, we install and support propane vehicle conversion systems for vehicle fleets and provide on-site fueling infrastructure.

Chesapeake Utilities Corporation 2019 Form 10-K     Page 7

Propane Operations - Operational Highlights
For the year ended December 31, 2019, operating revenues, volumes sold and average number of customers by customer class for our Mid-Atlantic and Florida propane operations were as follows:

	Operating Revenues (in thousands)				Volumes (in thousands of gallons)				Average Number of Customers (1)
	Mid-Atlantic		Florida		Mid-Atlantic		Florida		Mid-Atlantic (2)		Florida

Residential bulk	$26,190	30%	$6,639	34%	10,491	18%	1,489	23%	27,729	67%	10,416	60%
Residential metered	9,407	11%	4,852	25%	4,146	7%	818	13%	9,863	23%	5,922	34%
Commercial bulk	20,079	23%	4,506	23%	13,979	24%	2,372	36%	4,418	10%	934	5%
Commercial metered	—	—%	1,971	10%	—	—%	814	13%	—	—%	271	1%
Wholesale	21,154	24%	862	4%	25,629	44%	983	15%	26	<1%	6	<1%
AutoGas	4,806	6%	—	—%	3,895	7%	—	—%	86	<1%	—	—%
Other (3)	6,822	6%	676	4%	—	—%	—	—%	—	—%	—	—%
Total	$88,458	100%	$19,506	100%	58,140	100%	6,476	100%	42,122	100%	17,549	100%

(1) Average number of customers is based on a twelve-month average for the year ended December 31, 2019.
(2) Average numbers of customers for the Mid-Atlantic propane operations includes approximately 5,200 customers added in December 2019 in the acquisition of certain propane operating assets of Boulden. See Item 8, Financial Statements and Supplementary Data (Note 4, Acquisitions and Divestitures in the consolidated financial statements) for further information.
(3) Operating revenues from "Other" sources include revenues from customer loyalty programs; delivery, service and appliance fees; and unbilled revenues.
Competition
Our propane operations compete with national and local independent companies primarily on the basis of price and service. Propane is generally a cheaper fuel for home heating than oil and electricity but more expensive than natural gas. Our propane operations are largely concentrated in areas that are not currently served by natural gas distribution systems.
Supplies, Transportation and Storage
We purchase propane from major oil companies and independent natural gas liquids producers. Propane is transported by truck and rail to our bulk storage facilities in Delaware, Maryland, Florida, Pennsylvania and Virginia, which have a total storage capacity of 7.4 million gallons. Deliveries are made from these facilities by truck to tanks located on customers’ premises or to central storage tanks that feed our underground propane distribution systems. While propane supply has traditionally been adequate, significant fluctuations in weather, closing of refineries and disruption in supply chains, could cause temporary reductions in available supplies.
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
Unregulated Energy Transmission and Supply (Aspire Energy)
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

Chesapeake Utilities Corporation 2019 Form 10-K Page 8

For the twelve-month period ended December 31, 2019, Aspire Energy's operating revenues and deliveries by customer type were as follows:

	Operating revenues		Deliveries
	(in thousands)	% of Total	(in thousands Dts)	% of Total
Supply to Columbia Gas of Ohio	$13,391	41%	2,607	41%
Supply to CGC	12,544	39%	1,615	25%
Supply to Marketers - affiliated	1,952	6%	929	15%
Supply to Marketers - unaffiliated	2,307	7%	1,096	17%
Other (including natural gas gathering and processing)	2,299	7%	120	2%
Total	$32,493	100%	6,367	100%
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
Marlin Gas Services
Marlin Gas Services is a supplier of mobile compressed natural gas (“CNG”) and pipeline solutions, primarily to utilities and pipelines. Marlin Gas Services provides temporary hold services, pipeline integrity services, emergency services for damaged pipelines and specialized gas services for customers who have unique requirements. These services are provided by a highly trained staff of drivers and maintenance technicians who safely perform these functions throughout the eastern United States. Marlin Gas Services maintains a fleet of steel tube CNG trailers, composite CNG trailers, mobile compression equipment and an internally developed patented regulator system which allows for delivery of over 7,000 Dts/d of natural gas. Marlin Gas Services continues to actively expand the territories it serves, as well as leverages its patented technology to potentially serve liquefied natural gas and renewable natural gas transportation needs.
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
Employees
As of December 31, 2019, we had a total of 955 employees, 120 of whom are union employees represented by two labor unions: the International Brotherhood of Electrical Workers and the United Food and Commercial Workers Union. The collective bargaining agreements with these labor unions expire in 2022.

Chesapeake Utilities Corporation 2019 Form 10-K     Page 9

Executive Officers
Set forth below are the names, ages, and positions of our executive officers with their recent business experience. The age of each officer is as of the filing date of this report.

Name	Age	Officer Since	Offices Held During the Past Five Years
Jeffry M. Householder	62	2010	President (January 2019 - present) Chief Executive Officer (January 2019 - present) Director (January 2019 - present) President of FPU (June 2010 - February 2019)
Beth W. Cooper	53	2005
Executive Vice President (February 2019 - present)
Chief Financial Officer (September 2008 - present)
Senior Vice President (September 2008 - February 2019)
Assistant Corporate Secretary (March 2015 - present) Corporate Secretary (June 2005 - March 2015)

James F. Moriarty	62	2015
Executive Vice President (February 2019 - present) General Counsel & Corporate Secretary (March 2015 - present) Chief Policy and Risk Officer (February 2019 - present)
Senior Vice President (February 2017 - February 2019) Vice President (March 2015 - February 2017)

Kevin J. Webber	61	2010	Senior Vice President (February 2019 - present) President FPU (February 2019 - present) Vice President Gas Operations and Business Development Florida Business Units (July 2010 - February 2019)
Available Information on Corporate Governance Documents
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and amendments to these reports that we file with or furnish to the SEC at their website, www.sec.gov, are also available free of charge at our website, www.chpk.com, as soon as reasonably practicable after we electronically file these reports with, or furnish these reports to the SEC. The content of this website is not part of this report.

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

Chesapeake Utilities Corporation 2019 Form 10-K Page 10

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
We adjust the price of the propane we sell based on changes in our cost of purchasing propane. However, if the market does not allow us to increase propane sales prices to compensate fully for fluctuations in purchased propane costs, our results of operations and earnings could be negatively affected.

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

Chesapeake Utilities Corporation 2019 Form 10-K     Page 11

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
Our electric distribution operation is also affected by variations in weather conditions and unusually severe weather conditions. However, electricity consumption is generally less seasonal than natural gas and propane because it is used for both heating and cooling in our service areas.

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
We continue to heavily rely on technological tools that support our business operations and corporate functions. There are various risks associated with our information technology infrastructure, including hardware and software failure, communications failure,

Chesapeake Utilities Corporation 2019 Form 10-K Page 12

data distortion or destruction, unauthorized access to data, misuse of proprietary or confidential data, unauthorized control through electronic means, cyber-attacks, cyber-terrorism, data breaches, programming mistakes, and other inadvertent errors or deliberate human acts. The failure of, or security breaches related to, our information technology infrastructure, could lead to system disruptions or cause facility shutdowns. If such a failure, attack, or security breach were to occur, our business, our earnings, results of operation and financial condition could be adversely affected. In addition, the protection of customer, employee and Company data is crucial to our operational security. A breach or breakdown of our systems that results in the unauthorized release of individually identifiable customer or other sensitive data could have an adverse effect on our reputation, results of operations and financial condition and could also materially increase our costs of maintaining our system and protecting it against future breakdowns or breaches. We take reasonable precautions to safeguard our information systems from cyber-attacks and security breaches; however, there is no guarantee that the procedures implemented to protect against unauthorized access to our information systems are adequate to safeguard against all attacks and breaches. We also cannot assure that any redundancies built into our networks and technology, or the procedures we have implemented to protect against cyber-attacks and other unauthorized access to secured data, are adequate to safeguard against all failures of technology or security breaches.
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
Our ability to increase gross margins in our natural gas, propane and electric distribution businesses is dependent upon growth in the residential construction market, adding new commercial and industrial customers and conversion of customers to natural gas, electricity or propane from other energy sources. Slowdowns in growth may adversely affect our results of operations, cash flows and financial condition.
Energy conservation could lower energy consumption, which would adversely affect our earnings.
Federal and state legislative and regulatory initiatives to promote energy efficiency, conservation and the use of alternative energy sources could lower energy consumption by our customers. In addition, higher costs of natural gas, propane and electricity may cause customers to conserve fuel. To the extent a PSC or the FERC does not allow the recovery through customer rates of higher costs or lower consumption from energy efficiency or conservation, and our propane margins cannot be increased due to market conditions, our results of operations, cash flows and financial condition may be adversely affected.

Chesapeake Utilities Corporation 2019 Form 10-K     Page 13

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
Fluctuating commodity prices may affect our earnings and financing costs because our propane operations use derivative instruments, including forwards, futures, swaps, puts, and calls, to hedge price risk. While we have risk management policies and operating procedures in place to control our exposure to risk, if we purchase derivative instruments that are not properly matched to our exposure, our results of operations, cash flows, and financial condition may be adversely affected.
Our ability to grow our businesses could be adversely affected if we are not successful in making acquisitions or integrating the acquisitions we have completed.

One of our strategies is to grow through acquisitions of complementary businesses. Acquisitions involve a number or risks including, but not limited to, the assumption of material liabilities, the diversion of management’s attention from the management of daily operations to the integration of operations, difficulties in the assimilation and retention of employees and difficulties in the assimilation of different cultures and internal controls. Future acquisitions could also result in, among other things, the failure to identify material issues during due diligence, the risk of overpaying for assets, unanticipated capital expenditures, the failure to maintain effective internal control over financial reporting, recording goodwill and other intangible assets at values that ultimately may be subject to impairment charges and fluctuations in quarterly results. There can also be no assurance that our past and future acquisitions will deliver the strategic, financial and operational benefits that we anticipate. The failure to successfully integrate acquisitions could have an adverse effect on our results of operations, cash flows and financial condition.

Chesapeake Utilities Corporation 2019 Form 10-K Page 14

An impairment of goodwill could result in a significant charge to earnings.

In accordance with GAAP, goodwill is tested for impairment annually or whenever events or changes in circumstances indicate impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record an impairment charge for the difference between the carrying value of the goodwill and the implied fair value of the goodwill in the period the determination is made. The testing of goodwill for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including: future business operating performance, changes in economic conditions and interest rates, regulatory, industry or market conditions, changes in business operations, changes in competition or changes in technologies. Any changes in key assumptions, or actual performance compared with key assumptions, about our business and its future prospects could affect the fair value of one or more business segments, which may result in an impairment charge.

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

Chesapeake Utilities Corporation 2019 Form 10-K     Page 15

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
Significant climatic change creates physical and financial risks for us. Our customers' energy needs vary with weather conditions, primarily temperature and humidity. For residential customers, heating and cooling represent their largest energy use. To the extent weather conditions may be affected by climate change, customers' energy use could increase or decrease depending on the duration and magnitude of any changes. To the extent that climate change adversely impacts the economic health or weather conditions of our service territories directly, it could adversely impact customer demand or our customers’ ability to pay. Changes in energy use due to weather variations may affect our financial condition through volatility and/or decreased revenues and cash flows. Extreme weather conditions require more system backups and can increase costs and system stresses, including service interruptions. Severe weather impacts our operating territories primarily through thunderstorms, tornadoes, hurricanes, and snow or ice storms. Weather conditions outside of our operating territories could also have an impact on our revenues and cash flows by affecting natural gas prices. To the extent the frequency of extreme weather events increases, this could increase our costs of providing services. We may not be able to pass on the higher costs to our customers or recover all the costs related to mitigating these physical risks. To the extent financial markets view climate change and emissions of greenhouse gases as a financial risk, this could adversely affect our ability to access capital markets or cause us to receive less favorable terms and conditions in future financings. Our business could be affected by the potential for lawsuits related to or against greenhouse gas emitters based on the claimed connection between greenhouse gas emissions and climate change, which could impact adversely our business, results of operations and cash flows.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

Chesapeake Utilities Corporation 2019 Form 10-K Page 16

ITEM 2. Properties.
Offices and other operational facilities
We own or lease offices and other operational facilities in our service territories located in Delaware, Maryland, Virginia, Florida, Pennsylvania and Ohio.
Regulated Energy Segment
We own approximately 1,690 miles of natural gas distribution mains (together with related service lines, meters and regulators) in Kent, New Castle and Sussex Counties, Delaware; and Caroline, Cecil, Dorchester, Wicomico and Worcester Counties, Maryland. We own approximately 2,860 miles of natural gas distribution mains (and related equipment) in Brevard, Broward, Citrus, Clay, DeSoto, Escambia, Gadsden, Gilchrist, Hernando, Hillsborough, Holmes, Indian River, Jackson, Liberty, Marion, Martin, Nassau, Okeechobee, Osceola, Palm Beach, Polk, Seminole, Suwannee, Union, Volusia and Washington Counties, Florida. In addition, we have adequate gate stations to handle receipt of the gas into each of the distribution systems. We also own approximately 50 miles of underground propane distribution mains in Worcester County, Maryland and facilities in Delaware and Maryland, which we use for propane-air injection during periods of peak demand.
We own and operate approximately 500 miles of natural gas transmission pipeline, extending from interconnects at Daleville, Honey Brook and Parkesburg, Pennsylvania; and Hockessin, Delaware, to 93 delivery points in southeastern Pennsylvania, Delaware and the eastern shore of Maryland and approximately 90 miles of natural gas transmission pipeline in Escambia, Indian River, Palm Beach, Pensacola, Polk, Suwannee and Volusia Counties, Florida. We also own approximately 45 percent of the 16-mile natural gas pipeline extending from the Duval/Nassau County line to Amelia Island in Nassau County, Florida. The remaining 55 percent of the natural gas pipeline is owned by Peoples Gas.
We own and operate approximately 16 miles of electric transmission line located in Nassau County, Florida and approximately 900 miles of electric distribution line in Calhoun, Jackson, Liberty and Nassau Counties, Florida.
Unregulated Energy Segment
We own bulk propane storage facilities, with an aggregate capacity of approximately 7.4 million gallons, in Delaware, Maryland, Virginia, Pennsylvania, and Florida. These facilities are located on real estate that is either owned or leased by us.
We own approximately 190 miles of underground propane distribution mains in New Castle County, Delaware; Cecil, Dorchester, Princess Anne, Queen Anne's, Somerset, Talbot, Wicomico and Worcester Counties, Maryland; Chester and Delaware Counties, Pennsylvania; and Alachua, Brevard, Broward, Citrus, Duval, Hillsborough, Marion, Nassau, Orange, Palm Beach, Polk, Seminole, St. Johns and Volusia Counties, Florida.
We own 16 natural gas gathering systems and approximately 2,700 miles of pipeline in central and eastern Ohio.
Florida liens
All of the assets owned by FPU are subject to a lien in favor of the holders of its first mortgage bond securing its indebtedness under its Mortgage Indenture and Deed of Trust. These assets are not subject to any other lien as all other debt is unsecured. FPU owns offices and facilities in the following locations: Alachua, Brevard, Broward, Citrus, Hendry, Jackson, Nassau, Okeechobee, Palm Beach and Volusia Counties, Florida. The FPU assets subject to the lien also include: 2,000 miles of natural gas distribution mains (and related equipment) in its service areas; 16 miles of electric transmission line located in Nassau County, Florida; 900 miles of electric distribution line located in Calhoun, Jackson, Liberty and Nassau Counties in Florida; propane storage facilities with a total capacity of 1.1 million gallons, located in south, central and north Florida; and 65 miles of underground propane distribution mains in Alachua, Brevard, Broward, Citrus, Duval, Hillsborough, Indian River, Marion, Martin, Nassau, Orange, Palm Beach, Polk, Seminole, St. Johns and Volusia Counties, Florida.

ITEM 3. Legal Proceedings.
See Note 21, Other Commitments and Contingencies to the Consolidated Financial Statements, which is incorporated into Item 3 by reference.

ITEM 4. Mine Safety Disclosures.

Chesapeake Utilities Corporation 2019 Form 10-K     Page 17

Not applicable.

PART II
ITEM 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock Dividends and Stockholder Information:
Chesapeake Utilities common stock is traded on the New York Stock Exchange ("NYSE") under the ticker symbol CPK. As of February 20, 2020, we had 2,177 holders of record of our common stock. We declared quarterly cash dividends on our common stock totaling $1.585 per share in 2019 and $1.435 per share in 2018, and have paid a cash dividend to our common stock stockholders for 59 consecutive years. Future dividend payments and amounts are at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, and other factors.
Indentures to our long-term debt contain various restrictions which limit our ability to pay dividends. FPU’s first mortgage bonds, which are due in 2022, contain a similar restriction that limits the payment of dividends by FPU. Refer to Item 8, Financial Statements and Supplementary Data (see Note 13, Long-Term Debt, in the consolidated financial statements) for additional information.
Purchases of Equity Securities by the Issuer
The following table sets forth information on purchases by us or on our behalf of shares of our common stock during the quarter ended December 31, 2019.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
Period
October 1, 2019 through October 31, 2019 (1)	406	$94.79	—	—
November 1, 2019 through November 30, 2019	—	—	—	—
December 1, 2019 through December 31, 2019	—	—	—	—
Total	406	$94.79	—	—
(1) In October 2019, we purchased 406 shares of common stock on the open market for the purpose of reinvesting the dividend on shares held in the Rabbi Trust accounts for certain directors and senior executives under the Non-Qualified Deferred Compensation Plan. The Non-Qualified Deferred Compensation Plan is discussed in detail in Item 8, Financial Statements and Supplementary Data (see Note 17, Employee Benefit Plans, in the consolidated financial statements).
(2) Except for the purpose described in footnote (1), we have no publicly announced plans or programs to repurchase our shares.
Discussion of our compensation plans, for which shares of our common stock are authorized for issuance, is included in the section of our Proxy Statement captioned “Equity Compensation Plan Information” and is incorporated herein by reference.

Chesapeake Utilities Corporation 2019 Form 10-K Page 18

Common Stock Performance Graph
The stock performance graph and table below compares cumulative total stockholder return on our common stock during the five fiscal years ended December 31, 2019, with the cumulative total stockholder return of the Standard & Poor’s 500 Index and the cumulative total stockholder return of select peers, which include the following companies: Atmos Energy Corporation; Black Hills Corporation; New Jersey Resources Corporation; NiSource Inc.; Northwest Natural Holding Company; NorthWestern Corporation; ONE Gas Inc.; RGC Resources, Inc.; South Jersey Industries, Inc.; Spire Inc. and Unitil Corporation.
The comparison assumes $100 was invested on December 31, 2014 in our common stock and in each of the foregoing indices and assumes reinvested dividends. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

	2014	2015	2016	2017	2018	2019
Chesapeake Utilities	$100	$117	$141	$168	$177	$212
Industry Index	$100	$111	$134	$154	$165	$195
S&P 500 Index	$100	$101	$113	$138	$132	$174

Chesapeake Utilities Corporation 2019 Form 10-K     Page 19

ITEM 6. SELECTED FINANCIAL DATA

	For the Year Ended December 31,
	2019	2018	2017	2016	2015
Operating (1)
(in thousands)
Revenues
Regulated Energy	$343,006	$345,281	$326,310	$305,689	$301,902
Unregulated Energy	154,150	161,904	140,076	108,364	105,861
Other businesses and eliminations	(17,552)	(16,869)	(16,740)	(9,318)	(3,920)
Total revenues	$479,604	$490,316	$449,646	$404,735	$403,843
Operating income from Continuing Operations
Regulated Energy	$86,584	$79,215	$74,584	$71,515	$62,137
Unregulated Energy	19,939	17,124	14,941	11,732	14,244
Other businesses and eliminations	(236)	(1,496)	205	402	418
Total operating income from Continuing Operations	$106,287	$94,843	$89,730	$83,649	$76,799
Income from Continuing Operations	$61,142	$56,862	$60,326	$43,284	$39,813
Income/(Loss) from Discontinued Operations, Net of tax	(1,391)	(282)	(2,202)	1,391	1,327
Gain on sale of Discontinued Operations, Net of Tax	5,402	—	—	—	—
Net Income	$65,153	$56,580	$58,124	$44,675	$41,140
Assets
(in thousands)
Gross property, plant and equipment (1)	$1,746,532	$1,568,441	$1,310,993	$1,175,595	$1,007,489
Net property, plant and equipment (1)	$1,463,797	$1,353,520	$1,124,938	$986,664	$854,951
Total assets (2)	$1,783,198	$1,693,671	$1,414,934	$1,229,219	$1,067,421
Capital expenditures (3)	$198,986	$282,861	$179,337	$169,376	$195,261
Capitalization
(in thousands)
Stockholders’ equity	$561,577	$518,439	$486,294	$446,086	$358,138
Long-term debt, net of current maturities	440,168	316,020	197,395	136,954	149,006
Total capitalization	$1,001,745	$834,459	$683,689	$583,040	$507,144
Current portion of long-term debt	45,600	11,935	9,421	12,099	9,151
Short-term debt	247,371	294,458	250,969	209,871	173,397
Total capitalization and short-term financing	$1,294,716	$1,140,852	$944,079	$805,010	$689,692
(1) As a result of the sale of PESCO's assets and contracts during the fourth quarter of 2019, certain amounts have been revised to reflect application of classification of PESCO as a discontinued operation for all periods presented and assets held for sale.
(2) Total assets for 2015 through 2018, include assets held for sale for PESCO.
(3) As a result of the sale of PESCO's assets and contracts during the fourth quarter of 2019, capital expenditures for 2015 to 2018 were recast to exclude amounts associated with PESCO.

Chesapeake Utilities Corporation 2019 Form 10-K Page 20

	For the Year Ended December 31,
	2019	2018	2017	2016	2015
Common Stock Data and Ratios
Basic Earnings Per Share:
Earnings Per Share from Continuing Operations	$3.73	$3.48	$3.69	$2.78	$2.64
Earnings/(Loss) Per Share from Discontinued Operations	0.24	(0.02)	(0.13)	0.09	0.09
Basic Earnings Per Share	$3.97	$3.46	$3.56	$2.87	$2.73
Diluted Earnings Per Share
Earnings Per Share from Continuing Operations	$3.72	$3.47	$3.68	$2.77	$2.63
Earnings/(Loss) Per Share from Discontinued Operations	0.24	(0.02)	(0.13)	0.09	0.09
Diluted Earnings Per Share	$3.96	$3.45	$3.55	$2.86	$2.72
Diluted earnings per share growth - 1 year (1)	7.2%	(5.7)%	32.9%	5.3%	11.0%
Diluted earnings per share growth - 5 year (1)	9.4%	10.0%	14.3%	9.0%	8.9%
Diluted earnings per share growth - 10 year (1)	11.3%	11.3%	11.5%	9.8%	8.9%
Return on average equity (1)	11.3%	11.2%	13.0%	11.0%	11.7%
Common equity / total capitalization	56.1%	62.1%	71.1%	76.5%	70.6%
Common equity / total capitalization and short-term financing	43.4%	45.4%	51.5%	55.4%	51.9%
Capital expenditures / average total capitalization (1)	21.7%	37.3%	30.2%	31.1%	29.5%
Book value per share	$34.23	$31.65	$29.75	$27.36	$23.45
Weighted average number of shares outstanding	16,398,443	16,369,616	16,336,789	15,570,539	15,094,423
Shares outstanding at year-end	16,403,776	16,378,545	16,344,442	16,303,499	15,270,659
Cash dividends declared per share	$1.59	$1.44	$1.28	$1.20	$1.13
Dividend yield (annualized) (2)	1.7%	1.8%	1.7%	1.8%	2.0%
Book yield (3)	4.8%	4.7%	4.5%	4.7%	5.1%
Payout ratio (1)(4)	42.6%	41.4%	34.7%	43.2%	42.8%
Additional Data
Customers
Natural gas distribution	164,134	158,387	153,537	149,179	144,872
Electric distribution	31,818	32,185	32,026	31,695	31,430
Propane operations	59,671	56,915	54,760	54,947	53,682
Total employees	955	983	945	903	832
(1) Diluted earnings per share growth, return on average equity, capital expenditures / average capitalization and payout ratio are calculated for continuing operations.
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

Chesapeake Utilities Corporation 2019 Form 10-K     Page 21

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
In the fourth quarter of 2019, we completed the previously announced sale of assets and contracts of PESCO and recorded a pre-tax gain of $7.3 million ($5.4 million after tax). As a result, PESCO’s results for all periods presented have been separately reported as discontinued operations and its assets and liabilities have been reclassified as held for sale where applicable.
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
Earnings per share information is presented on a diluted basis, unless otherwise noted.

Chesapeake Utilities Corporation 2019 Form 10-K Page 22

OVERVIEW AND HIGHLIGHTS

(in thousands except per share data)			Increase			Increase
For the Year Ended December 31,	2019	2018	(decrease)	2018	2017	(decrease)
Business Segment:
Regulated Energy	$86,584	$79,215	$7,369	$79,215	$74,584	$4,631
Unregulated Energy	19,939	17,124	2,815	17,124	14,941	2,183
Other businesses and eliminations	(236)	(1,496)	1,260	(1,496)	205	(1,701)
Operating Income	106,287	94,843	11,444	94,843	89,730	5,113
Other expense, net	(1,830)	(603)	(1,227)	(603)	(2,204)	1,601
Interest charges	22,224	16,146	6,078	16,146	12,530	3,616
Income from Continuing Operations Before Income Taxes	82,233	78,094	4,139	78,094	74,996	3,098
Income Taxes on Continuing Operations	21,091	21,232	(141)	21,232	14,670	6,562
Income from Continuing Operations	61,142	56,862	4,280	56,862	60,326	(3,464)
Loss from Discontinued Operations, Net of tax	(1,391)	(282)	(1,109)	(282)	(2,202)	1,920
Gain on sale of Discontinued Operations, Net of tax	5,402	—	5,402	—	—	—
Net Income	$65,153	$56,580	$8,573	$56,580	$58,124	$(1,544)
Basic Earnings Per Share of Common Stock
Earnings Per Share from Continuing Operations	$3.73	$3.48	$0.25	$3.48	$3.69	$(0.21)
Earnings/(loss) Per Share from Discontinued Operations	0.24	(0.02)	0.26	(0.02)	(0.13)	0.11
Basic Earnings Per Share of Common Stock	$3.97	$3.46	$0.51	$3.46	$3.56	$(0.10)
Diluted Earnings Per Share of Common Stock:
Earnings Per Share from Continuing Operations	$3.72	$3.47	$0.25	$3.47	$3.68	$(0.21)
Earnings/(loss) Per Share from Discontinued Operations	0.24	(0.02)	0.26	(0.02)	(0.13)	0.11
Diluted Earnings Per Share of Common Stock	$3.96	$3.45	$0.51	$3.45	$3.55	$(0.10)

Chesapeake Utilities Corporation 2019 Form 10-K     Page 23

2019 compared to 2018
Key variances in continuing operations between 2019 and 2018 included:

(in thousands, except per share data)	Pre-tax Income	Net Income	Earnings Per Share
Year ended December 31, 2018 Reported Results from Continuing Operations	$78,094	$56,862	$3.47
Adjusting for unusual items:
Decreased customer consumption - primarily due to warmer weather	(4,852)	(3,607)	(0.22)
Nonrecurring separation expenses associated with a former executive	1,548	1,421	0.09
2018 retained tax savings for certain Florida natural gas operations*	1,321	990	0.06
Lower wholesale propane margins due to non-recurring impact of the 2018 Bomb Cyclone	(866)	(644)	(0.04)
Pension settlement expense associated with the de-risking of the Chesapeake Utilities Pension Plan (1)	(693)	(515)	(0.03)
	(3,542)	(2,355)	(0.14)
Increased (Decreased) Gross Margins:
Eastern Shore and Peninsula Pipeline service expansions (including related Florida natural gas distribution operation expansions)*	12,600	9,369	0.57
Margin contribution from Unregulated Energy acquisitions*	6,830	5,078	0.31
Natural gas distribution growth (excluding service expansions)	4,718	3,508	0.21
Increased retail propane margins	3,229	2,401	0.15
Retained tax savings for certain Florida natural gas operations in 2019 associated with TCJA*	1,023	760	0.05
Sandpiper's margin primarily from natural gas conversions	983	731	0.04
Higher Aspire Energy margins from rate increases	518	385	0.02
Florida GRIP*	508	378	0.02
Higher Eight Flags margin from increased production	418	311	0.02
	30,827	22,921	1.39
(Increased) Decreased Other Operating Expenses (Excluding Cost of Sales):
Depreciation, amortization and property tax costs due to new capital investments	(5,727)	(4,258)	(0.26)
Operating expenses for Unregulated Energy acquisitions	(4,636)	(3,447)	(0.21)
Payroll, benefits and other employee-related expenses	(4,204)	(3,126)	(0.19)
Insurance expense (non-health) - both insured and self-insured components	(2,267)	(1,685)	(0.10)
Stock compensation expense associated with leadership transitions during 2019	(1,114)	(828)	(0.05)
Vehicle expenses due to additional fleet to support growth	(309)	(230)	(0.01)
Timing of excavation and inspection activities in 2018 to comply with the Company's integrity management program	1,733	1,289	0.08
Facilities and maintenance costs due to consolidation of facilities	581	432	0.03

	(15,943)	(11,853)	(0.71)
Other income tax effects	—	816	0.05
Interest charges	(6,078)	(4,519)	(0.27)
Net Other changes	(1,125)	(730)	(0.07)
Year ended December 31, 2019 Reported Results from Continuing Operations	$82,233	$61,142	$3.72
(1) In the fourth quarter of 2019, the Company executed a de-risking strategy for its Pension Plan. This amount reflects a portion of the cost of the pension settlement that was charged to expense as it was deemed not recoverable through the regulatory process.

* See the Major Projects and Initiatives table.

Chesapeake Utilities Corporation 2019 Form 10-K Page 24

SUMMARY OF KEY FACTORS
Recently Completed and Ongoing Major Projects and Initiatives
We constantly pursue and develop additional projects and initiatives to serve existing and new customers, further grow our businesses and earnings, with the intention of increasing shareholder value. The following represent the major projects/initiatives recently completed and currently underway. In the future, we will add new projects and initiatives to this table once substantially finalized and the associated earnings can be estimated.

	Gross Margin for the Period
	Year Ended December 31,			Estimate for Fiscal
(in thousands)	2017	2018	2019	2020	2021
Expansions:
2017 Eastern Shore System Expansion - including interim services	$483	$9,103	$16,434	$15,799	$15,799
Northwest Florida Expansion (including related natural gas distribution services)	—	4,350	6,516	6,500	6,500
Western Palm Beach County, Florida Expansion	—	54	2,139	5,047	5,227
Del-Mar Energy Pathway - including interim services	—	—	731	2,512	4,100
Auburndale	—	—	283	679	679
Callahan Intrastate Pipeline	—	—	—	3,219	6,400
Guernsey Power Station	—	—	—	—	1,400
Total Expansions	483	13,507	26,103	33,756	40,105
Acquisitions:
Marlin Gas Services	—	110	5,410	6,400	7,000
Ohl Propane	—	—	1,200	1,236	1,250
Boulden Propane	—	—	329	4,000	4,200
Elkton Gas Company	—	—	—	TBD (4)	TBD
Total Acquisitions	—	110	6,939	11,636	12,450
Regulatory Initiatives:
Florida GRIP(1) (2)	13,454	13,020	13,528	14,858	15,831
Tax benefit retained by certain Florida entities(3)	—	—	2,740	1,400	1,500
Hurricane Michael regulatory proceeding	—	—	—	TBD	TBD
Total Regulatory Initiatives	13,454	13,020	16,268	16,258	17,331

Total	$13,937	$26,637	$49,310	$61,650	$69,886
(1) All periods shown have been adjusted to reflect lower customer rates as a result of the TCJA. Lower customer rates are offset by the corresponding decrease in federal income tax expense and have no negative impact on net income.
(2) During 2019, we recorded a reduction in depreciation expense totaling $1.3 million, as a result of a Florida PSC approved depreciation study that lowered annual depreciation rates. We also recorded $0.6 million in lower GRIP margin due to a concurrent reduction in surcharge collected from customers as a result of the reduced depreciation rates.
(3) The amount disclosed for the year ended December 31, 2019 includes tax savings of $1.3 million for the year ended December 31, 2018. The tax savings were recorded in the first quarter of 2019 due to an order by the Florida PSC allowing reversal of a TCJA refund reserve, recorded in 2018, which increased gross margin for the year ended December 31, 2019 by that amount.
(4) The amount of margin to be generated by Elkton Gas Company in 2020 will depend, largely, on the date the acquisition closes. Further guidance will be provided during 2020 as the timing becomes certain.

Detailed Discussion of Major Projects and Initiatives

Expansions
2017 Eastern Shore System Expansion
Eastern Shore has completed the construction of a system expansion project that increased its capacity by 26 percent. The project generated $7.3 million in incremental gross margin, including margin from interim services, for the year ended December 31, 2019, compared to 2018. The project is expected to produce gross margin of approximately $15.8 million annually, from 2020 through 2022; and $13.2 million annually thereafter based on current customer capacity commitments.

Chesapeake Utilities Corporation 2019 Form 10-K     Page 25

Northwest Florida Expansion
In May 2018, Peninsula Pipeline completed construction of transmission lines, and our Florida natural gas division completed construction of lateral distribution lines, to serve customers in Northwest Florida. The project generated incremental gross margin of $2.2 million during 2019 compared to 2018. The estimated annual gross margin from this project is $6.5 million for 2020 and beyond, with the opportunity for additional margin as the remaining capacity is sold.
Western Palm Beach County, Florida Expansion
Peninsula Pipeline is constructing four transmission lines to bring additional natural gas to our distribution system in West Palm Beach, Florida. The first phase of this project was placed into service in December 2018 and generated incremental gross margin of $2.1 million during 2019 compared to 2018. We expect to complete the remainder of the project in phases through early 2020, and estimate that the project will generate gross margin of $5.0 million in 2020 and $5.2 million annually thereafter.
Del-Mar Energy Pathway
In December 2019, the FERC issued an order approving the construction of the Del-Mar Energy Pathway project. Eastern Shore anticipates that this project will be fully in-service by the beginning of the fourth quarter of 2021. The new facilities will provide an additional 14,300 Dts/d of firm service to four customers, will provide additional natural gas transmission pipeline infrastructure in eastern Sussex County, Delaware, and it will represent the first extension of Eastern Shore’s pipeline system into Somerset County, Maryland. Interim services in advance of this project generated gross margin of $0.7 million for the year ended December 31, 2019. The estimated annual gross margin from this project is approximately $2.5 million in 2020, $4.1 million in 2021 and $5.1 million annually thereafter.

Auburndale
In August 2019, the Florida PSC approved Peninsula Pipeline's Transportation Service Agreement with the Florida Division of Chesapeake Utilities. Peninsula Pipeline purchased an existing pipeline owned by the Florida Division of Chesapeake Utilities and Calpine and constructed pipeline facilities in Polk County, Florida. Peninsula Pipeline will provide transportation service to the Florida Division of Chesapeake Utilities increasing both delivery capacity and downstream pressure as well as introducing a secondary source of natural gas for the Florida Division of Chesapeake Utilities' distribution system. Peninsula Pipeline generated gross margin from this project of $0.3 million for the year ended December 31, 2019 and expects to generate annual gross margin of $0.7 million in 2020 and beyond.

Callahan Intrastate Pipeline
In May 2018, Peninsula Pipeline announced a plan to construct a jointly owned intrastate transmission pipeline in Nassau County, Florida with Seacoast Gas Transmission.  The 26-mile pipeline, having an initial capacity of 148,000 Dts/d, will serve growing demand in both Nassau and Duval Counties, Florida. The project is expected to be placed in-service during the third quarter of 2020 and is expected to generate gross margin for Peninsula Pipeline of $3.2 million in 2020 and $6.4 million annually thereafter.

Guernsey Power Station
Guernsey Power Station, LLC ("Guernsey Power Station") and our affiliate, Aspire Energy Express, LLC ("Aspire Energy Express"), entered into a precedent firm transportation capacity agreement whereby Guernsey Power Station will construct a power generation facility and Aspire Energy Express will provide natural gas transportation service to this facility. Guernsey Power Station commenced construction of the project in October 2019.  Aspire Energy Express is expected to commence construction of the gas transmission facilities to provide the firm transportation service to the power generation facility in the third quarter of 2020.  This project is expected to produce gross margin of approximately $1.4 million annually once placed into service in the first quarter of 2021.
Acquisitions
Marlin Gas Services
In December 2018, Marlin Gas Services, our wholly-owned subsidiary, acquired certain operating assets of Marlin Gas Transport, a supplier of mobile CNG and pipeline solutions, primarily to utilities and pipelines. Marlin Gas Services provides temporary hold services, pipeline integrity services, emergency services for damaged pipelines and specialized gas services for customers who have unique requirements. Marlin Gas Services generated incremental gross margin of $5.3 million in 2019 compared to 2018. We estimate that Marlin Gas Services will generate annual gross margin of approximately $6.4 million in 2020 and $7.0 million in 2021 and beyond. Marlin Gas Services continues to actively expand the territories it serves, as well as leverage its patented technology to serve liquefied natural gas transportation needs and to aid in the transportation of renewable natural gas from the supply sources to various pipeline interconnection points.

Chesapeake Utilities Corporation 2019 Form 10-K Page 26

Ohl Propane
In December 2018, Sharp acquired certain propane customers and operating assets of R. F. Ohl Fuel Oil, Inc. ("Ohl"). Located between two of Sharp's existing districts, Ohl provided propane distribution service to approximately 2,500 residential and commercial customers in Pennsylvania. The customers and assets acquired from Ohl have been assimilated into Sharp. The operations acquired from Ohl generated $1.2 million of incremental gross margin in 2019. We estimate that this acquisition will generate additional gross margin for Sharp in 2020 and beyond.
Boulden Propane
In December 2019, Sharp acquired certain propane customers and operating assets of Boulden which provides propane distribution service to approximately 5,200 customers in Delaware, Maryland and Pennsylvania. The customers and assets acquired from Boulden have been assimilated into Sharp. The operations acquired from Boulden generated $0.3 million of incremental gross margin for 2019. We estimate that this acquisition will generate additional gross margin of approximately $4.0 million in 2020, and $4.2 million in 2021, with the potential for additional growth in future years.

Elkton Gas Company
In December 2019, we entered into an agreement with South Jersey Industries, Inc. ("SJI") to acquire Elkton Gas Company, which provides natural gas distribution service to approximately 7,000 residential and commercial customers in Cecil County, Maryland contiguous to our existing franchise territory in Cecil County. The acquisition is expected to close in the second half of 2020, subject to approval by the Maryland PSC.

Regulatory Initiatives
Florida GRIP
Florida GRIP is a natural gas pipe replacement program approved by the Florida PSC that allows automatic recovery, through rates, of costs associated with the replacement of mains and services. Since the program's inception in August 2012, we have invested $143.9 million of capital expenditures to replace 303 miles of qualifying distribution mains, including $16.7 million and $13.3 million of new pipes during 2019 and 2018, respectively. GRIP generated additional gross margin of $0.5 million in 2019 compared to 2018.

During 2019, we recorded a reduction in depreciation expense totaling $1.3 million, as a result of a Florida PSC approved depreciation study that lowered annual depreciation rates. We also recorded $0.6 million in lower GRIP margin due to a concurrent reduction in surcharges collected from customers as a result of the reduced depreciation rates.

Florida Tax Savings Related to the TCJA
In February 2019, the Florida PSC issued orders authorizing certain of our natural gas distribution operations to retain a portion of the tax savings associated with the lower federal tax rates resulting from the TCJA. In accordance with the PSC orders, we recognized $1.3 million in margin during the first quarter of 2019, reflecting the reversal of reserves recorded during 2018. We expect the annual savings beginning in 2019 to continue in future years, and recognized additional margin of $1.0 million during 2019.

Hurricane Michael
In October 2018, Hurricane Michael passed through FPU's electric distribution operation's service territory in Northwest Florida. The hurricane caused widespread and severe damage to FPU's infrastructure resulting in 100 percent of its customers in the Northwest Florida service territory losing electrical service. FPU expended more than $65.0 million to restore service as quickly as possible, which has been recorded as new plant and equipment, charged against FPU’s accumulated depreciation or charged against FPU’s storm reserve. Additionally, amounts currently being reviewed by the Florida PSC for regulatory asset treatment have been recorded as receivables and other deferred charges.
In August 2019, FPU filed a limited proceeding requesting recovery of storm-related costs associated with Hurricane Michael (plant investment and expenses) through a change in base rates. FPU also requested treatment and recovery of certain storm-related costs as a regulatory asset for items currently not allowed to be recovered through the storm reserve as well as the recovery of plant investment replaced as a result of the storm. FPU has proposed an overall return component on both the plant additions and regulatory assets. In the fourth quarter of 2019, FPU along with the Office of Public Counsel in Florida, filed a joint motion with the Florida PSC to approve an interim rate increase, subject to refund, pending the final ruling on the recovery of the restoration costs incurred. The petition was approved by the Florida PSC in November 2019 and interim rate increases were implemented effective January 2020. FPU continues to work with the Florida PSC and expects to reach a final ruling in the second half of 2020.

Chesapeake Utilities Corporation 2019 Form 10-K     Page 27

Other Major Factors Influencing Gross Margin
Weather and Consumption
Weather conditions accounted for decreased gross margin of $4.9 million in 2019 compared to 2018 and $3.4 million compared to Normal temperatures as defined below. The following table summarizes heating degree day ("HDD") and cooling degree day (“CDD”) variances from the 10-year average HDD/CDD ("Normal") for the year ended December 31, 2019 compared to 2018.

HDD and CDD Information

	For the Years Ended December 31,
	2019	2018	Variance	2018	2017	Variance
Delmarva
Actual HDD	4,089	4,251	(162)	4,251	3,800	451
10-Year Average HDD ("Normal")	4,323	4,379	(56)	4,379	4,374	5
Variance from Normal	(234)	(128)		(128)	(574)

Florida
Actual HDD	619	780	(161)	780	533	247
10-Year Average HDD ("Normal")	792	800	(8)	800	818	(18)
Variance from Normal	(173)	(20)		(20)	(285)

Ohio
Actual HDD	5,498	5,845	(347)	5,845	5,126	719
10-Year Average HDD ("Normal")	5,983	5,823	160	5,823	5,914	(91)
Variance from Normal	(485)	22		22	(788)

Florida
Actual CDD	3,200	3,105	95	3,105	3,013	92
10-Year Average CDD ("Normal")	2,939	2,889	50	2,889	2,865	24
Variance from Normal	261	216		216	148
Natural Gas Distribution Margin Growth
New customer growth for our natural gas distribution operations generated $4.7 million of additional margin in 2019. The average number of residential customers served on the Delmarva Peninsula and Florida increased by approximately 3.7 percent during 2019. Growth in commercial and industrial customers also contributed additional margin during 2019. The details are provided in the following table:

	Gross Margin increase
	For the Year Ended December 31, 2019
(in thousands)	Delmarva	Florida
Customer growth:
Residential	$1,179	$769
Commercial and industrial, excluding the impact of the Northwest Florida expansion project	664	2,106
Total customer growth	$1,843	$2,875

Chesapeake Utilities Corporation 2019 Form 10-K Page 28

REGULATED ENERGY

			Increase			Increase
For the Year Ended December	2019	2018	(decrease)	2018	2017	(decrease)
(in thousands)
Revenue	$343,006	$345,281	$(2,275)	$345,281	$326,310	$18,971
Cost of sales	102,803	121,828	(19,025)	121,828	118,769	3,059
Gross margin	240,203	223,453	16,750	223,453	207,541	15,912
Operations & maintenance	102,099	97,741	4,358	97,741	90,931	6,810
Gain from a settlement	(130)	(130)	—	(130)	(130)	—
Depreciation & amortization	35,227	31,876	3,351	31,876	28,554	3,322
Other taxes	16,423	14,751	1,672	14,751	13,602	1,149
Other operating expenses	153,619	144,238	9,381	144,238	132,957	11,281
Operating Income	$86,584	$79,215	$7,369	$79,215	$74,584	$4,631
2019 compared to 2018
Operating income for the Regulated Energy segment for 2019 was $86.6 million, an increase of $7.4 million, or 9.3 percent, compared to 2018. The increased operating income resulted from increased gross margin of $16.8 million, offset by $5.0 million in higher depreciation, amortization and other taxes and $4.4 million in higher operating and maintenance expenses. In February 2019, the Florida PSC issued a final order regarding the treatment of the TCJA impact, allowing us to retain the savings associated with lower federal tax rates for certain of our natural gas distribution operations. As a result, $1.3 million in reserves for customer refunds, recorded in 2018, were reversed in the first quarter of 2019. Excluding the impact of the reversal, gross margin and operating income for 2019 increased by $15.5 million and $6.1 million, or 6.9 percent and 7.7 percent, respectively.
Gross Margin
Items contributing to the year-over-year gross margin increase are listed in the following table:

(in thousands)	Margin Impact
Eastern Shore and Peninsula Pipeline service expansions (including related Florida natural gas distribution operation expansions)	$12,600
Natural gas distribution - customer growth (excluding service expansions)	4,718
2018 retained tax savings for certain Florida natural gas distribution operations	1,321
Retained tax savings for certain Florida natural gas operations in 2019 associated with TCJA	1,023
Sandpiper's margin primarily from natural gas conversions	983
Florida GRIP (1)	508
Decreased customer consumption - primarily due to warmer weather	(3,295)
Other	(1,108)
Year-over-year increase in gross margin	$16,750

(1) In 2019, we recorded a reduction in depreciation expense totaling $1.3 million as a result of a Florida PSC approved depreciation study that lowered annual depreciation rates. We also recorded $0.6 million in lower GRIP margin due to a concurrent reduction in surcharge collected from customers as a result of the reduced depreciation rates.

The following is a narrative discussion of the significant items in the foregoing table, which we believe is necessary to understand the information disclosed in the table.
Eastern Shore and Peninsula Pipeline Service Expansions (including new natural gas distribution service in Northwest Florida)
We generated additional gross margin of $12.6 million, primarily from the following natural gas service expansions:

•	$7.3 million from Eastern Shore's services in conjunction with its 2017 System Expansion Project.

•	$4.6 million generated from Peninsula Pipeline's Western Palm Beach County Pipeline, Northwest Pipeline Expansion and Auburndale Projects.

•	$0.7 million generated from interim services in advance of Eastern Shore's Del-Mar Energy Pathway Project.

Chesapeake Utilities Corporation 2019 Form 10-K     Page 29

Natural Gas Customer Growth
We generated additional gross margin of $4.7 million from natural gas customer growth. Gross margin increased by $2.9 million in Florida and $1.8 million on the Delmarva Peninsula in 2019 compared to 2018, due primarily to residential customer growth of 3.8 percent in Florida and 3.7 percent on the Delmarva Peninsula, as well as increases in the number of commercial and industrial customers served.

2018 Retained Tax Savings for Florida Natural Gas Operations
We generated additional gross margin of $1.3 million in 2019 compared to 2018, due to a final order from the Florida PSC allowing us to retain the tax savings associated with TCJA. Pursuant to the order, refund reserves recorded by our Florida natural gas businesses in 2018, were reversed in 2019. See Note 19, Rates and Other Regulatory Activities, for additional information.

Tax Reform Impact
We generated additional gross margin of $1.0 million in 2019 compared to 2018, related to the tax savings we retained in 2019 as compared to reserving for those taxes in 2018. See Note 19, Rates and Other Regulatory Activities, for additional information.

Sandpiper's Margin Primarily from Natural Gas Conversions
Gross margin increased by $1.0 million in 2019 compared to 2018 due primarily to the continuing conversion of the Sandpiper system from propane service to natural gas service. We expect to complete conversion of customers from propane to natural gas service in 2020.

Florida GRIP
Continued investment in the Florida GRIP generated additional gross margin of $0.5 million in 2019 compared to 2018. Excluding the impact of $0.6 million associated with the natural gas depreciation study, gross margin generated from Florida GRIP in 2019 compared to 2018 increased by $1.1 million.

Impact of Weather on Customer Consumption
Gross margin decreased by $3.3 million due to lower weather-related usage as weather on the Delmarva Peninsula was approximately 3.8 percent warmer and 20.6 percent warmer in Florida in 2019 compared to 2018.

The major components of the increase in other operating expenses are as follows:

(in thousands)
Depreciation, amortization and property tax costs due to growth investments(1)	$5,160
Payroll, benefits and other employee-related expenses	3,705
Insurance (non-health) expense - both insured and self-insured components	1,847
Stock compensation expense associated with leadership transitions during 2019	908
Vehicle expenses due to additional fleet to support growth	268
Timing of excavation and inspection activities in 2018 to comply with the Company's integrity management program	(1,733)
Facilities and maintenance costs due to consolidation of facilities	(542)
Other variances	(232)
Period-over-period increase in other operating expenses	$9,381
(1) In 2019 we recorded lower depreciation expense of $1.3 million resulting from the depreciation study approved by the Florida PSC that lowered annual depreciation rates.

2018 compared to 2017
The results for the Regulated Energy segment for the year ended December 31, 2018 compared 2017 are described in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2018.

Chesapeake Utilities Corporation 2019 Form 10-K Page 30

UNREGULATED ENERGY

			Increase			Increase
For the Year Ended December 31,	2019	2018	(decrease)	2018	2017	(decrease)
(in thousands)
Revenue	$154,150	$161,904	$(7,754)	$161,904	$140,076	$21,828
Cost of sales	68,884	84,708	(15,824)	84,708	69,716	14,992
Gross margin	85,266	77,196	8,070	77,196	70,360	6,836
Operations & maintenance	52,038	48,697	3,341	48,697	44,833	3,864
Depreciation & amortization	10,129	8,263	1,866	8,263	7,741	522
Other taxes	3,160	3,112	48	3,112	2,845	267
Other operating expenses	65,327	60,072	5,255	60,072	55,419	4,653
Operating Income	$19,939	$17,124	$2,815	$17,124	$14,941	$2,183
(1) These results exclude operating results from PESCO that are now reflected as discontinued operations.
2019 Compared to 2018
Operating income for the Unregulated Energy segment for 2019 was $19.9 million, an increase of $2.8 million compared to 2018. The increased operating income was due to an increase in gross margin of $8.1 million, which was partially offset by an increase of $5.3 million in other operating expenses.
Gross Margin
Items contributing to the year-over-year increase in gross margin are listed in the following table:

(in thousands)	Margin Impact
Marlin Gas Services (acquired assets of Marlin Gas Transport in December 2018)	$5,300
Propane Operations:
Increased retail propane margins per gallon driven by favorable market conditions and supply management	3,229
Ohl acquisition (assets acquired in December 2018)	1,200
Boulden acquisition (assets acquired in December 2019)	329
Decrease in customer consumption due primarily to the absence of the 2018 Bomb Cyclone	(1,800)
Lower wholesale propane margins due to non-recurring impact of the 2018 Bomb Cyclone	(866)
Aspire Energy - higher margins from rate increases	518
Eight Flags - higher margin from increased production	418
Other variances	(258)
Year-over-year increase in gross margin	$8,070

The following is a narrative discussion of the significant items in the foregoing table, which we believe is necessary to understand the information disclosed in the table.
Acquisitions
Marlin Gas Services - Gross margin increased by $5.3 million, as a result of the acquisition of certain assets of Marlin Gas Transport in December 2018.

Propane Operations

•
Increased Retail Propane Margins - Gross margin increased by $3.2 million, due to lower propane inventory costs and favorable market conditions. These market conditions, which include competition with other propane suppliers, as well as the availability and price of alternative energy sources, may fluctuate based on changes in demand, supply and other energy commodity prices.

•	Ohl Propane - Gross margin increased by $1.2 million as a result of the acquisition of certain assets of Ohl in December 2018.

•	Boulden Propane - Gross margin increased by $0.3 million as a result of the acquisition of certain assets of Boulden by Sharp in December 2019.

Chesapeake Utilities Corporation 2019 Form 10-K     Page 31

•
Decreased Customer Consumption Primarily Driven by Weather - Gross margin decreased by $1.1 million for the Mid-Atlantic propane operations due primarily to extreme weather conditions during the January 2018 "Bomb Cyclone," which drove weather-related consumption in 2018, along with warmer weather in the Mid-Atlantic region in 2019. Weather in Florida was approximately 21 percent warmer in 2019 reducing consumption by propane distribution customers and decreasing gross margin by approximately $0.7 million.

•
Lower Wholesale Propane Margins and Volumes - Gross margin decreased by $0.9 million in 2019 due to a lower margin per gallon and a decrease in volumes delivered for the Mid-Atlantic propane operations as a result of higher demand in 2018 associated with the Bomb Cyclone.

Aspire Energy

•	Increased Margin Driven by Changes in Rates - Gross margin increased by $0.5 million, due primarily to changes in customer rates in 2019.

Eight Flags

•	Increased Production - Gross margin increased by $0.4 million as a result of increased production associated with a higher output of electricity after the turbine upgrade.
Other Operating Expenses
Items contributing to the period-over-period increase in other operating expenses are listed in the following table:

(in thousands)
Operating expenses for unregulated energy acquisitions	$3,314
Depreciation and amortization due to new capital investments	1,866
Insurance expense (non-health) - both insured and self-insured components	415
Other variances	(340)
Period-over-period increase in other operating expenses	$5,255
2018 compared to 2017
The results for the Unregulated Energy segment for the year ended December 31, 2018 compared 2017 are described in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2018.
Divestiture of PESCO
As discussed in Note 4, Acquisitions and Divestitures, during the fourth quarter of 2019, we sold PESCO's assets and contracts and accordingly have exited the natural gas marketing business. This was done in an effort to enable us to focus on the strategies that support our core energy delivery business. We executed four separate transactions associated with the sale of PESCO’s assets and contracts:

•	PESCO’s Florida retail operations were sold to Gas South. The initial closing for the transaction was completed in November 2019 with subsequent closings occurring in December 2019.

•	PESCO’s other non-Florida retail operations and contracts were sold to UET in October 2019.

•	PESCO’s Mid-Atlantic wholesale contracts and Chesapeake Utilities’ Delaware division, Maryland division and Sandpiper Energy asset management agreements were sold to NJRES in October 2019.

•	PESCO's producer services portfolio was sold to DFS in December 2019.

As a result of the sales agreements, we began to report PESCO as discontinued operations during the third quarter of 2019 and excluded PESCO's performance from continuing operations for all periods presented and classified its assets and liabilities as held for sale, where applicable. PESCO's results for the year ended December 31, 2018 compared to 2017 are described in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2018.
We received a total of $22.9 million in cash consideration from the aforementioned buyers that was inclusive of working capital of $8.0 million from UET. We recognized a pre-tax gain of $7.3 million ($5.4 million after tax) in connection with the closing of these transactions during the fourth quarter of 2019. The final working capital true up, and sale of certain contracts, to UET is expected to be finalized in the first quarter of 2020.

Chesapeake Utilities Corporation 2019 Form 10-K Page 32

OTHER EXPENSE, NET
Other expense, net was $1.8 million and $0.6 million for 2019 and 2018, respectively. Other expense, net includes non-operating investment income (expense), interest income, late fees charged to customers, gains or losses from the sale of assets for our unregulated businesses and pension and other benefits expense. The increase in other expense, net in 2019 was due to higher pension expense as well as pension settlement expense associated with the de-risking of the Chesapeake Pension Plan see Note 17, Employee Benefit Plans, for additional information.
INTEREST CHARGES
2019 Compared to 2018
Interest charges for 2019 increased by approximately $6.1 million, compared to 2018 attributable primarily to:

(in thousands)
Long-term debt - largely for the NYL Shelf Notes issued in November 2018 and Prudential Shelf Notes issued in August 2019	$3,007
Lower capitalization of interest largely as a result of Eastern Shore's 2017 System Expansion Project being fully completed	1,309
Higher short-term borrowings to support growth	1,186
Term Notes - issued in connection with Hurricane Michael	383
Other	193
Year-over-year increase	$6,078
INCOME TAXES
2019 Compared to 2018
Income tax expense was $21.1 million for 2019 compared to $21.2 million for 2018. Our effective income tax rate was 25.6 percent and 27.1 percent for the year ended December 31, 2019 and 2018, respectively.

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
Capital expenditures for investments in new or acquired plant and equipment are our largest capital requirements. Our capital expenditures were $199.0 million (including the purchase of certain propane assets of Boulden) in 2019 and $282.9 million in 2018 (including the purchase of certain assets from Marlin Gas Services and Ohl). The 2018 capital expenditures also includes over $60.0 million of restoration costs associated with repairing damages caused by Hurricane Michael to our electric distribution operations’ service territory in Northwest Florida.

Chesapeake Utilities Corporation 2019 Form 10-K     Page 33

The following table shows total capital expenditures for the year ended December 31, 2019 by segment and by business line:

For the Year Ended December 31, 2019
(dollars in thousands)
Regulated Energy:
Natural gas distribution	$62,744
Natural gas transmission	62,000
Electric distribution	5,860
Total Regulated Energy	130,604
Unregulated Energy:
Propane distribution (1)	38,347
Energy transmission	11,206
Other unregulated energy	10,481
Total Unregulated Energy	60,034
Other:
Corporate and other businesses	8,348
Total Other	8,348
Total 2019 Capital Expenditures	$198,986
(1) This amount includes $24.5 million for the acquisition of certain propane operating assets of Boulden completed in December 2019.
The following table shows a range of the expected 2020 capital expenditure by segment and by business line:

	Estimate for Fiscal 2020
(dollars in thousands)	Low	High
Regulated Energy:
Natural gas distribution	$72,000	$83,000
Natural gas transmission	83,000	96,000
Electric distribution	5,000	7,000
Total Regulated Energy	160,000	186,000
Unregulated Energy:
Propane distribution	10,000	11,000
Energy transmission	6,000	6,000
Other unregulated energy	6,000	8,000
Total Unregulated Energy	22,000	25,000
Other:
Corporate and other businesses	3,000	4,000
Total Other	3,000	4,000
Total 2020 Expected Capital Expenditures	$185,000	$215,000

The 2020 budget, excluding acquisitions, includes: Eastern Shore's Del-Mar Energy Pathway Project, Florida's Callahan and Palm Beach County Western Expansion and other potential pipeline projects, continued expenditures under Florida GRIP, further expansions of our natural gas distribution and transmission systems, continued natural gas infrastructure improvement activities, information technology systems, and other strategic initiatives and investments.
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

Chesapeake Utilities Corporation 2019 Form 10-K Page 34

Capital Structure

We are committed to maintaining a sound capital structure and strong credit ratings. This commitment, along with adequate and timely rate relief for our regulated energy operations, is intended to ensure our ability to attract capital from outside sources at a reasonable cost, which will benefit our customers, creditors, employees and stockholders.
The following table presents our capitalization, excluding and including short-term borrowings, as of December 31, 2019 and 2018 follows:

	December 31, 2019		December 31, 2018
(in thousands)
Long-term debt, net of current maturities	$440,168	44%	$316,020	38%
Stockholders’ equity	561,577	56%	518,439	62%
Total capitalization, excluding short-term borrowings	$1,001,745	100%	$834,459	100%

	December 31, 2019		December 31, 2018
(in thousands)
Short-term debt	$247,371	19%	$294,458	26%
Long-term debt, including current maturities	485,768	38%	327,955	29%
Stockholders’ equity	561,577	43%	518,439	45%
Total capitalization, including short-term borrowings	$1,294,716	100%	$1,140,852	100%
As of December 31, 2019, we had no restrictions on our cash balances. Chesapeake Utilities’ Senior Notes and FPU’s first mortgage bonds contain a restriction that limits the payment of dividends or other restricted payments in excess of certain pre-determined thresholds. As of December 31, 2019, $282.0 million of our consolidated net income and $130.5 million of FPU’s net income were free of such restrictions.
Our target ratio of equity to total capitalization, including short-term borrowings, is between 50 and 60 percent. Including the funds expended specifically related to the impact of Hurricane Michael, our equity to total capitalization ratio, including short-term borrowings, was 43 percent as of December 31, 2019. Excluding the funds expended for Hurricane Michael restoration activities, our equity to total capitalization ratio, including short-term borrowings, would have been approximately 45 percent. We seek to align permanent financing with the in-service dates of its capital projects. We may utilize more temporary short-term debt when the financing cost is attractive as a bridge to the permanent long-term financing.
Term Notes
In December 2018, we issued a $30.0 million unsecured term note through PNC Bank N.A. with a maturity date of January 21, 2020. This note was paid off in December 2019 utilizing the proceeds from the issuance of uncollateralized senior notes discussed below. In January 2019, we issued a $30.0 million unsecured term note through Branch Banking and Trust Company, with a maturity date of February 28, 2020. The interest rate, at December 31, 2019, was 2.46%, which equals the one-month LIBOR rate plus 75 basis points. As of December 31, 2019, this term note is included in the current maturities of long-term debt.
Uncollateralized Senior Notes
In December 2019, we issued $70.0 million of 2.98% uncollateralized senior notes to four financial institutions. We used the proceeds to pay off the $30.0 million PNC Term Note described above to reduce our short-term borrowing amount and to finance our purchase of certain propane operating assets of Boulden.
All of our uncollateralized Senior Notes require periodic principal and interest payments as specified in each note. They also contain various restrictions. The most stringent restrictions state that we must maintain equity of at least 40.0 percent of total capitalization, and the fixed charge coverage ratio must be at least 1.2 times. The most recent Senior Notes issued since September 2013 also contain a restriction that we must maintain an aggregate net book value in our regulated business assets of at least 50.0 percent of our consolidated total assets. Failure to comply with those covenants could result in accelerated due dates and/or termination of the Senior Note agreements.

Chesapeake Utilities Corporation 2019 Form 10-K     Page 35

Shelf Agreements
We have entered into Shelf Agreements with Prudential, MetLife and NYL who are under no obligation to purchase any unsecured debt. The Prudential Shelf Agreement totaling $150.0 million was entered in October 2015 and we issued $70.0 million of 3.25% unsecured debt in April 2017. The Prudential Shelf Agreement was amended in September 2018 to increase the borrowing capacity to $150.0 million, and in August 2019, we issued $100.0 million of 3.98% unsecured debt. In January 2020, we submitted a request that Prudential purchase $50.0 million of our unsecured debt which was accepted and confirmed by Prudential. The Shelf notes will bear interest at the rate of 3.00% per annum and the proceeds received from the issuances will be used to reduce short-term borrowings under our revolving credit facility, lines of credit and/or to fund capital expenditures. The closing of the sale and issuance of the Shelf Notes is expected to occur on or before July 15, 2020.
We entered into the NYL Shelf Agreement, totaling $100.0 million, in March 2017, and we issued unsecured debt totaling $100.0 million during 2018. The NYL Shelf Agreement was amended in November 2018 to provide additional borrowing capacity of $50.0 million. As of December 31, 2019, we had not requested that MetLife purchase unsecured senior debt under the MetLife Shelf Agreement, which we entered into in March 2017. In February 2020, we submitted a request for NYL to purchase $40.0 million of our unsecured debt which was accepted and confirmed by NYL. The Shelf Notes will bear interest at the rate of 2.96% per annum and the proceeds received from the issuance will be used to reduce short-term borrowings under our revolving credit facility, lines of credit and/or to fund capital expenditures. The closing of the issuance of the Shelf Notes is expected to occur on or before August 14, 2020.
The following table summarizes our shelf agreements at December 31, 2019:

	Total Borrowing Capacity	Less: Amount of Debt Issued	Less: Unfunded Commitments	Remaining Borrowing Capacity
Shelf Agreement
(in thousands)
Prudential Shelf Agreement (1)	$220,000	$(170,000)	$—	$50,000
MetLife Shelf Agreement	150,000	—	—	150,000
NYL Shelf Agreement (2)	150,000	(100,000)	—	50,000
Total	$520,000	$(270,000)	$—	$250,000
(1) As described above, in January 2020, we requested and Prudential accepted our request to purchase $50 million of our unsecured debt.
(2) As described above, in February 2020, we requested and NYL accepted our request to purchase $40 million of our unsecured debt.
The Uncollateralized Senior Notes, Shelf Agreements or Shelf Notes set forth certain business covenants to which we are subject when any note is outstanding, including covenants that limit or restrict our ability, and the ability of our subsidiaries, to incur indebtedness, or place or permit liens and encumbrances on any of our property or the property of our subsidiaries.
Short-Term Borrowings
Our outstanding short-term borrowings at December 31, 2019 and 2018 were $247.4 million and $294.5 million, respectively, at weighted average interest rates of 2.62 percent and 3.44 percent, respectively. Our current short-term borrowing limit, authorized by our Board of Directors, is $370.0 million, including the Revolver.
We utilize bank lines of credit to provide funds for our short-term cash needs to meet seasonal working capital requirements and to temporarily fund portions of our capital expenditures program. As of December 31, 2019, we had four unsecured bank credit facilities with four financial institutions totaling $220.0 million in available credit. In addition, we have $150.0 million of additional short-term debt capacity available under the Revolver. The terms of the Revolver are described in further detail below. None of the unsecured bank lines of credit requires compensating balances.
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

Chesapeake Utilities Corporation 2019 Form 10-K Page 36

Our outstanding short-term borrowings at December 31, 2019 and 2018 included $3.2 million and $4.4 million, respectively, of book overdrafts, which are not actual borrowings under the credit facilities but, if presented, would be funded through the credit facilities and, therefore, were included in the short-term borrowings.
Our outstanding borrowings under these unsecured short-term credit facilities at December 31, 2019 and 2018 were $244.2 million and $290.1 million, respectively. Short-term borrowings were as follows during 2019, 2018 and 2017:

(in thousands)	2019	2018	2017
Average borrowings during the year	$257,587	$238,750	$183,561
Weighted average interest rate for the year	3.11%	2.93%	2.03%
Maximum month-end borrowings	$244,190	$290,103	$240,671
As of December 31, 2019, we had issued $5.0 million in letters of credit to various counterparties under the Revolver. Although the letters of credit are not included in the outstanding short-term borrowings and we do not anticipate they will be drawn upon by the counterparties, the letters of credit reduce the available borrowings under the Revolver.
Cash Flows
The following table provides a summary of our operating, investing and financing cash flows for the years ended December 31, 2019, 2018 and 2017:

	For the Year Ended December 31,
	2019	2018	2017
(in thousands)
Net cash provided by (used in):
Operating activities	$102,964	$117,362	$110,089
Investing activities	(186,587)	(256,848)	(186,895)
Financing activities	84,519	139,961	78,242
Net increase in cash and cash equivalents	896	475	1,436
Cash and cash equivalents—beginning of period	6,089	5,614	4,178
Cash and cash equivalents—end of period	$6,985	$6,089	$5,614
Cash Flows Provided by Operating Activities
Changes in our cash flows from operating activities are attributable primarily to changes in net income, adjusted for non-cash items, such as depreciation and changes in deferred income taxes, and changes in working capital. Working capital requirements are determined by a variety of factors, including weather, the prices of natural gas, electricity and propane, the timing of customer collections, payments for purchases of natural gas, electricity and propane, and deferred fuel cost recoveries.
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
During 2019 and 2018, net cash provided by operating activities was $103.0 million and $117.4 million, respectively, resulting in a decrease in cash flows of $14.4 million. Significant operating activities generating the cash flows change were as follows:

•
Changes in net accounts receivable and accrued revenue and accounts payable and accrued liabilities decreased cash flows by $45.1 million, in part due to the absence of PESCO which ceased invoicing the majority of its former customers during the middle of the fourth quarter of 2019 and had also settled most of its outstanding vendor obligations at December 31, 2019. The remainder of the decrease was primarily driven by the timing of the receipt of payments from continuing operations.

•	Changes in net prepaid expenses and other current assets, customer deposits and refunds and other assets and liabilities, net increased cash flows by $38.2 million.

•	Changes in net regulatory assets and liabilities decreased cash flows by $10.1 million due primarily to the change in fuel costs collected through the various cost recovery mechanisms.

Chesapeake Utilities Corporation 2019 Form 10-K     Page 37

•
Net income, adjusted for non-cash adjustments and reconciling activities, decreased cash flows by $7.8 million, primarily due to recognition of the gain on the sale of the assets of PESCO, partially offset by increases in depreciation, amortization, and deferred income taxes;

•	Net cash flows from changes in propane inventory, storage gas and other inventories increased by approximately $6.1 million;

•
Net cash flows from income taxes receivable decreased by $4.2 million due primarily to the absence of tax refunds associated with lower corporate tax rates implemented in the prior year as a component of the TCJA.

Cash Flows Used in Investing Activities
Net cash used in investing activities totaled $186.6 million and $256.8 million during the year ended December 31, 2019 and 2018, respectively, resulting in a decrease in cash flows of $70.2 million. Key investing activities contributing to the cash flow change included:

•	Cash used to pay for capital expenditures was $184.7 million for the year ended December 31, 2019, compared to $240.4 million in December 31, 2018, resulting in increased cash flows of $55.7 million;

•
Net cash of $24.0 million was primarily used to acquire certain propane operating assets of Boulden in 2019 compared to net cash of $16.7 million used to acquire operating assets of Ohl and Marlin Gas Services in 2018; and

•	Change in cash flows of $22.9 million for the year ended December 31, 2019 is attributed to the proceeds from the sale of assets and contracts for PESCO.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities totaled $84.5 million for the year ended December 31, 2019, compared to net cash of $140.0 million provided by financing activities during the prior year resulted in a decrease in cash flows of $55.5 million, primarily due to the following:

•	Decreased cash flows from repayments of short-term borrowing of $95.3 million under our line of credit arrangements;

•
Increased cash flows of $44.8 million associated with the issuance of long-term debt. For the year ended December 31, 2019, we received net proceeds of $199.6 million from the issuance of Term Notes, Prudential Shelf Notes and uncollateralized senior notes. For the year ended December 31, 2018 we had received $154.8 million in net cash proceeds from the Revolver, the Term Notes and the issuance of the NYL Shelf Notes (Series A) in May and November 2018;

•	Decreased cash flows of $7.5 million as a result of repayment of long-term debt;

•	Increased cash flows of $4.8 million as a result of changes in cash overdrafts in 2019; and

•	Cash dividend payments of $24.7 million in 2019 compared to $22.0 million for 2018.

CONTRACTUAL OBLIGATIONS
We have the following contractual obligations and other commercial commitments as of December 31, 2019:

	Payments Due by Period
Contractual Obligations	2020	2021-2022	2023-2024	After 2024	Total
(in thousands)
Long-term debt (1)	$45,600	$38,700	$38,200	$364,100	$486,600
Operating leases (2)	2,104	3,582	3,182	4,916	13,784
Purchase obligations (3)
Transmission capacity	34,484	58,408	47,102	162,273	302,267
Storage capacity	814	871	109	—	1,794
Commodities	19,105	104	—	—	19,209
Electric supply	6,333	12,739	12,838	38,857	70,767
Unfunded benefits (4)	351	700	607	1,401	3,059
Funded benefits (5)	4,425	—	—	8,287	12,712
Total Contractual Obligations	$113,216	$115,104	$102,038	$579,834	$910,192
(1) This represents principal payments on long-term debt. See Item 8, Financial Statements and Supplementary Data, Note 13, Long-Term Debt, for additional information. The expected interest payments on long-term debt are $17.5 million, $31.9 million, $27.7 million and $94.4 million, respectively, for the periods indicated above. Expected interest payments for all periods total $171.5 million.
(2) See Item 8, Financial Statements and Supplementary Data, Note 15, Leases, for additional information.
(3) See Item 8, Financial Statements and Supplementary Data, Note 21, Other Commitments and Contingencies, for additional information.
(4) These amounts associated with our unfunded post-employment and post-retirement benefit plans are based on expected payments to current retirees and assume a retirement age of 62 for currently active employees. There are many factors that would cause actual payments to differ from these amounts, including early

Chesapeake Utilities Corporation 2019 Form 10-K Page 38

retirement, future health care costs that differ from past experience and discount rates implicit in calculations. See Item 8, Financial Statements and Supplementary Data, Note 17, Employee Benefit Plans, for additional information on the plans.
(5) We have recorded long-term liabilities of $17.2 million at December 31, 2019 for two qualified, defined benefit pension plans. The assets funding these plans are in a separate trust and are not considered assets of ours or included in our balance sheets. The Contractual Obligations table above includes $3.5 million, reflecting the payments we expect to make to the trust funds in 2020. Additional contributions may be required in future years based on the actual return earned by the plan assets and other actuarial assumptions, such as the discount rate and long-term expected rate of return on plan assets. See Item 8, Financial Statements and Supplementary Data, Note 17, Employee Benefit Plans, for further information on the plans. Additionally, the Contractual Obligations table above includes deferred compensation obligations totaling $9.2 million, funded with Rabbi Trust assets in the same amount. The Rabbi Trust assets are recorded under Investments on the consolidated balance sheets. We assume a retirement age of 65 for purposes of distribution from this trust.
OFF-BALANCE SHEET ARRANGEMENTS
We have issued corporate guarantees to certain vendors of our subsidiaries that provide for the payment of propane and natural gas purchases in the event of the subsidiary’s default. The liabilities for these purchases are recorded in our financial statements when incurred. The aggregate amount guaranteed at December 31, 2019 was $24.7 million, with the guarantees expiring on various dates throughout 2020.
At December 31, 2019, a majority of our corporate guarantees were associated with the operations of PESCO. As a result of the sale of PESCO's assets and contracts we are finalizing the wind-down of corporate guarantees and letters of credit associated with the business. See Note 4, Acquisitions and Divestitures, for additional details on the sale of PESCO.
We have issued letters of credit totaling $5.4 million related to the electric transmission services for FPU's northwest electric division, the firm transportation service agreement between TETLP and our Delaware and Maryland divisions, and to our current and previous primary insurance carrier with expiration dates extending through October 22, 2020. There were no draws on these letters of credit as of December 31, 2019. We do not anticipate that the letters of credit will be drawn upon by the counterparties, and we expect that the letters of credit will be renewed to the extent necessary in the future. Additional information is presented in Item 8, Financial Statements and Supplementary Data, Note 21, Other Commitments and Contingencies in the consolidated financial statements.
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
Valuation of Environmental Liabilities and Related Regulatory Assets
As more fully described in Item 8, Financial Statements and Supplementary Data, Note 20, Environmental Commitments and Contingencies, in the consolidated financial statements, we are currently participating in the investigation, assessment or remediation of former MGP sites for which we have sought or will seek regulatory approval to recover through rates the estimated costs of remediation and related activities. Amounts have been recorded as environmental liabilities based on estimates of future costs to remediate these sites, which are provided by independent consultants.

Chesapeake Utilities Corporation 2019 Form 10-K     Page 39

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
Our mobile compressed natural gas operation recognizes revenue for CNG services at the end of each calendar month for services provided during the month based on agreed upon rates for labor, equipment utilized, costs incurred for natural gas compression, miles driven, mobilization and demobilization fees.
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

Chesapeake Utilities Corporation 2019 Form 10-K Page 40

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
Goodwill and Other Intangible Assets
We test goodwill for impairment at least annually in December. The annual impairment testing for 2019 indicated no impairment of goodwill. Additional information is presented in Item 8, Financial Statements and Supplementary Data, Note 11, Goodwill and Other Intangible Assets, in the consolidated financial statements.
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
For 2019, actuarial assumptions include expected long-term rates of return on plan assets of 6.00 percent and 6.50 percent for Chesapeake Utilities' pension plan and FPU’s pension plan, respectively, and discount rates of 3.00 percent and 4.25 percent for Chesapeake Utilities' and FPU’s plans, respectively. The discount rate for each plan was determined by management considering high-quality corporate bond rates, such as the Prudential curve index and the FTSE yield curve Index, changes in those rates from the prior year and other pertinent factors, including the expected lives of the plans and the availability of the lump-sum payment option. A 0.25 percent decrease in the discount rate could decrease our annual pension and postretirement costs by an immaterial amount, and a 0.25 percent increase could increase our annual pension and postretirement costs by an immaterial amount.
Actual changes in the fair value of plan assets and the differences between the actual return on plan assets and the expected return on plan assets could have a material effect on the amount of pension benefit costs that we ultimately recognize. A 0.25 percent change in the rate of return could change our annual pension cost by approximately $0.1 million and would not have an impact on the postretirement and Chesapeake SERP because these plans are not funded.
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

Chesapeake Utilities Corporation 2019 Form 10-K     Page 41

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
We can store up to approximately 7.4 million gallons of propane (including leased storage and rail cars) during the winter season to meet our customers’ peak requirements and to serve metered customers. Decreases in the wholesale price of propane may cause the value of stored propane to decline, particularly if we utilize fixed price forward contracts for supply. To mitigate the risk of propane commodity price fluctuations on the inventory valuation, we have adopted a Risk Management Policy that allows our propane distribution operation to enter into fair value hedges, cash flow hedges or other economic hedges of our inventory.
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
The following table reflects the changes in the fair market value of financial derivatives contracts related to natural gas and propane purchases and sales from December 31, 2018 to December 31, 2019:

(in thousands)	Balance at December 31, 2018	Increase (Decrease) in Fair Market Value	Less Amounts Settled	Balance at December 31, 2019
Sharp	$(1,522)	$1,177	$(1,499)	$(1,844)
Total	$(1,522)	$1,177	$(1,499)	$(1,844)
There were no changes in the methods of valuations during the year ended December 31, 2019.
The following is a summary of fair market value of financial derivatives as of December 31, 2019, by method of valuation and by maturity for each fiscal year period.

(in thousands)	2020	2021	2022	2023	Total Fair Value
Price based on Mont Belvieu - Sharp	$(1,525)	$(296)	$(23)	—	$(1,844)
Total	$(1,525)	$(296)	$(23)	$—	$(1,844)
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

Chesapeake Utilities Corporation 2019 Form 10-K Page 42

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Chesapeake Utilities Corporation

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Chesapeake Utilities Corporation and Subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule listed in Item 15(a)2 (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

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

Chesapeake Utilities Corporation 2019 Form 10-K     Page 43

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Goodwill - Energy Transmission and Supply Services, Mid-Atlantic Propane Operations, Florida Propane Operations and Marlin Gas Services - Unregulated Energy Segment - Refer to Notes 1 and 11 to the consolidated financial statements

Critical Audit Matter Description

As described in Notes 1 and 11 to the consolidated financial statements, the Company has recorded approximately $29.3 million of goodwill within the Unregulated Energy reportable segment as of December 31, 2019, all of which relates to the four reporting units listed above. To test goodwill for impairment, the Company uses a present value technique based on discounted cash flows to estimate the fair value of its reporting units. Management’s testing of goodwill for 2019 indicated no impairment.

We determined the goodwill impairment assessment for the four reporting units listed above was a critical audit matter because the fair value estimates require significant estimates and assumptions by management, including those relating to future revenue and operating margin forecasts and discount rates. Testing these estimates involved increased auditor judgment and effort.

How the Critical Audit Matter was Addressed in the Audit

The primary procedures we performed to address this critical audit matter included:

•
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the reporting units within the Unregulated Energy reportable segment.

•	We evaluated the appropriateness of management’s valuation methodology, including testing the mathematical accuracy of the calculation.

•	We assessed the historical accuracy of management’s revenue and operating margin forecasts.

•	We compared the significant assumptions used by management to current industry and economic trends, current and historical performance of each reporting unit, and other relevant factors.

•	We performed sensitivity analyses of the significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions.

•
We evaluated whether the assumptions were consistent with evidence obtained in other areas of the audit, including testing the Company’s fair value of all reporting units, inclusive of the Regulated and Unregulated Energy reporting units, in relation to the market capitalization of the Company and assessed the results.

/s/ Baker Tilly Virchow Krause, LLP

We have served as the Company's auditor since 2007.

Philadelphia, Pennsylvania
February 26, 2020

Chesapeake Utilities Corporation 2019 Form 10-K Page 44

Chesapeake Utilities Corporation and Subsidiaries Consolidated Statements of Income

	For the Year Ended December 31,
	2019	2018	2017
(in thousands, except shares and per share data)
Operating Revenues
Regulated Energy	$343,006	$345,281	$326,310
Unregulated Energy	154,150	161,904	140,076
Other businesses and eliminations	(17,552)	(16,869)	(16,740)
Total operating revenues	479,604	490,316	449,646
Operating Expenses
Regulated Energy cost of sales	102,803	121,828	118,769
Unregulated Energy and other cost of sales	51,697	68,342	53,420
Operations	137,844	132,523	121,949
Maintenance	15,679	14,387	12,701
Gain from a settlement	(130)	(130)	(130)
Depreciation and amortization	45,423	40,220	36,386
Other taxes	20,001	18,303	16,821
Total operating expenses	373,317	395,473	359,916
Operating Income	106,287	94,843	89,730
Other expense, net	(1,830)	(603)	(2,204)
Interest charges	22,224	16,146	12,530
Income from Continuing Operations Before Income Taxes	82,233	78,094	74,996
Income Taxes on Continuing Operations	21,091	21,232	14,670
Income from Continuing Operations	61,142	56,862	60,326
Loss from Discontinued Operations, Net of tax	(1,391)	(282)	(2,202)
Gain on sale of Discontinued Operations, Net of tax	5,402	—	—
Net Income	$65,153	$56,580	$58,124

Weighted Average Common Shares Outstanding:
Basic	16,398,443	16,369,616	16,336,789
Diluted	16,448,486	16,419,870	16,383,352
Basic Earnings Per Share of Common Stock:
Earnings Per Share from Continuing Operations	$3.73	$3.48	$3.69
Earnings/(Loss) Per Share from Discontinued Operations	0.24	(0.02)	(0.13)
Basic Earnings Per Share of Common Stock	$3.97	$3.46	$3.56

Diluted Earnings Per Share of Common Stock:
Earnings Per Share from Continuing Operations	$3.72	$3.47	$3.68
Earnings/(Loss) Per Share from Discontinued Operations	0.24	(0.02)	(0.13)
Diluted Earnings Per Share of Common Stock	$3.96	$3.45	$3.55
The accompanying notes are an integral part of the financial statements.

Chesapeake Utilities Corporation 2019 Form 10-K     Page 45

Chesapeake Utilities Corporation and Subsidiaries Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
	2019	2018	2017
(in thousands)
Net Income	$65,153	$56,580	$58,124
Other Comprehensive Income (Loss), net of tax:
Employee Benefits, net of tax:
Amortization of prior service cost, net of tax of $(20), $(22) and $(31), respectively	(57)	(55)	(46)
Net gain(loss), net of tax of $368, $(49), and $432, respectively	1,052	(108)	663
Cash Flow Hedges, net of tax:
Unrealized (loss) on commodity contract cash flow hedges, net of tax of $(176), $(555) and $(8), respectively	(434)	(1,371)	(11)
Total Other Comprehensive Income (Loss)	561	(1,534)	606
Comprehensive Income	$65,714	$55,046	$58,730
The accompanying notes are an integral part of the financial statements.

Chesapeake Utilities Corporation 2019 Form 10-K Page 46

Chesapeake Utilities Corporation and Subsidiaries Consolidated Balance Sheets

	As of December 31,
Assets	2019	2018
(in thousands, except shares and per share data)
Property, Plant and Equipment
Regulated Energy	$1,441,473	$1,297,416
Unregulated Energy	265,209	236,440
Other businesses and eliminations	39,850	34,585
Total property, plant and equipment	1,746,532	1,568,441
Less: Accumulated depreciation and amortization	(336,876)	(294,089)
Plus: Construction work in progress	54,141	79,168
Net property, plant and equipment	1,463,797	1,353,520
Current Assets
Cash and cash equivalents	6,985	6,089
Accounts receivable (less allowance for uncollectible accounts of $1,337 and $1,058, respectively)	49,562	53,837
Accrued revenue	20,846	22,640
Propane inventory, at average cost	5,824	9,791
Other inventory, at average cost	6,067	7,127
Regulatory assets	5,144	4,796
Storage gas prepayments	3,541	3,433
Income taxes receivable	20,050	15,300
Prepaid expenses	13,928	10,079
Derivative assets, at fair value	—	82
Other current assets	2,879	5,682
Current assets held for sale	—	52,681
Total current assets	134,826	191,537
Deferred Charges and Other Assets
Goodwill	32,668	21,568
Other intangible assets, net	8,129	3,850
Investments, at fair value	9,229	6,711
Operating lease right-of-use assets	11,563	—
Regulatory assets	73,407	72,422
Receivables and other deferred charges	49,579	36,401
Noncurrent assets held for sale	—	7,662
Total deferred charges and other assets	184,575	148,614
Total Assets	$1,783,198	$1,693,671
The accompanying notes are an integral part of the financial statements.

Chesapeake Utilities Corporation 2019 Form 10-K     Page 47

Chesapeake Utilities Corporation and Subsidiaries Consolidated Balance Sheets

	As of December 31,
Capitalization and Liabilities	2019	2018
(in thousands, except shares and per share data)
Capitalization
Stockholders’ equity
Preferred stock, par value $0.01 per share (authorized 2,000,000 shares), no shares issued and outstanding	$—	$—
Common stock, par value $0.4867 per share (authorized 50,000,000 shares)	7,984	7,971
Additional paid-in capital	259,253	255,651
Retained earnings	300,607	261,530
Accumulated other comprehensive loss	(6,267)	(6,713)
Deferred compensation obligation	4,543	3,854
Treasury stock	(4,543)	(3,854)
Total stockholders’ equity	561,577	518,439
Long-term debt, net of current maturities	440,168	316,020
Total capitalization	1,001,745	834,459
Current Liabilities
Current portion of long-term debt	45,600	11,935
Short-term borrowing	247,371	294,458
Accounts payable	54,068	98,681
Customer deposits and refunds	30,939	32,620
Accrued interest	2,554	2,317
Dividends payable	6,644	6,060
Accrued compensation	16,236	13,923
Regulatory liabilities	5,991	7,883
Derivative liabilities, at fair value	1,844	1,604
Other accrued liabilities	12,077	10,081
Current liabilities held for sale	—	48,672
Total current liabilities	423,324	528,234
Deferred Credits and Other Liabilities
Deferred income taxes	180,656	156,820
Regulatory liabilities	127,744	135,039
Environmental liabilities	6,468	7,638
Other pension and benefit costs	30,569	28,513
Operating lease - liabilities	9,896	—
Deferred investment tax credits and other liabilities	2,796	2,968
Total deferred credits and other liabilities	358,129	330,978
Environmental and other commitments and contingencies (Note 20 and 21)
Total Capitalization and Liabilities	$1,783,198	$1,693,671
The accompanying notes are an integral part of the financial statements.

Chesapeake Utilities Corporation 2019 Form 10-K Page 48

Chesapeake Utilities Corporation and Subsidiaries Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2019	2018	2017
(in thousands)
Operating Activities
Net Income	$65,153	$56,580	$58,124
Adjustments to reconcile net income to net operating cash:
Depreciation and amortization	45,900	40,802	36,599
Depreciation and accretion included in operations expenses	8,752	8,535	8,122
Deferred income taxes, net	24,476	21,226	11,085
Gain on sale of discontinued operations	(7,344)	—	—
Realized gain (loss) on sale of assets/commodity contracts	(4,135)	5,497	3,179
Unrealized loss (gain) on investments/commodity contracts	(1,595)	429	(1,001)
Employee benefits and compensation	1,985	856	1,577
Share-based compensation	4,279	2,813	2,490
Other, net	—	—	(750)
Changes in assets and liabilities:
Accounts receivable and accrued revenue	36,489	(16,311)	(19,506)
Propane inventory, storage gas and other inventory	8,227	2,107	(9,036)
Regulatory assets/liabilities, net	(7,812)	2,250	(2,855)
Prepaid expenses and other current assets	11,115	(7,421)	(7,001)
Accounts payable and other accrued liabilities	(62,021)	35,907	15,596
Income taxes receivable (payable)	(4,750)	(522)	8,110
Customer deposits and refunds	(1,811)	(596)	5,513
Accrued compensation	2,120	708	2,488
Other assets and liabilities, net	(16,064)	(35,498)	(2,645)
Net cash provided by operating activities	102,964	117,362	110,089
Investing Activities
Property, plant and equipment expenditures	(184,727)	(240,351)	(175,329)
Proceeds from sale of assets	427	782	708
Acquisitions, net of cash acquired	(23,988)	(16,654)	(11,945)
Proceeds from the sale of discontinued operations	22,871	—	—
Environmental expenditures	(1,170)	(625)	(329)
Net cash used in investing activities	(186,587)	(256,848)	(186,895)
Financing Activities
Common stock dividends	(24,693)	(22,043)	(19,928)
Issuance of stock for Dividend Reinvestment Plan	(721)	(706)	89
Proceeds from issuance of common stock, net of expenses	—	—	(10)
Tax withholding payments related to net settled stock compensation	(692)	(1,210)	(692)
Change in cash overdrafts due to outstanding checks	(1,174)	(5,943)	1,738
Net borrowings (repayments) under line of credit agreements	(45,913)	49,432	39,338
Proceeds from issuance of long-term debt	199,648	154,819	69,807
Repayment of long-term debt and finance lease obligation	(41,936)	(34,388)	(12,100)
Net cash provided by financing activities	84,519	139,961	78,242
Net Increase in Cash and Cash Equivalents	896	475	1,436
Cash and Cash Equivalents — Beginning of Period	6,089	5,614	4,178
Cash and Cash Equivalents — End of Period	$6,985	$6,089	$5,614
Supplemental Cash Flow Disclosures (see Note 7)
The accompanying notes are an integral part of the financial statements.

Chesapeake Utilities Corporation 2019 Form 10-K     Page 49

Chesapeake Utilities Corporation and Subsidiaries Consolidated Statements of Stockholders' Equity

	Common Stock (1)
(in thousands, except shares and per share data)	Number of Shares(2)	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation	Treasury Stock	Total
Balance at December 31, 2016	16,303,499	$7,935	$250,967	$192,062	$(4,878)	$2,416	$(2,416)	$446,086
Net Income	—	—	—	58,124	—	—	—	58,124
Other comprehensive income	—	—	—	—	606	—	—	606
Dividends declared ($1.2800 per share)	—	—	—	(21,045)	—	—	—	(21,045)
Retirement savings plan and dividend reinvestment plan	10,771	5	730	—	—	—	—	735
Stock issuance (3)	—	—	(10)	—	—	—	—	(10)
Share-based compensation and tax benefit (4) (5)	30,172	15	1,783	—	—	—	—	1,798
Treasury stock activities(2)	—	—	—	—	—	979	(979)	—
Balance at December 31, 2017	16,344,442	7,955	253,470	229,141	(4,272)	3,395	(3,395)	486,294
Net Income	—	—	—	56,580	—	—	—	56,580
Cumulative effect of the adoption of ASU 2014-09	—	—	—	(1,498)	—	—	—	(1,498)
Reclassification upon the adoption of ASU 2018-02	—	—	—	907	(907)	—	—	—
Other comprehensive income	—	—	—	—	(1,534)	—	—	(1,534)
Dividends declared ($1.4350 per share)	—	—	—	(23,600)	—	—	—	(23,600)
Dividend reinvestment plan	—	—	(3)	—	—	—	—	(3)
Share-based compensation and tax benefit (4) (5)	34,103	16	2,184	—	—	—	—	2,200
Treasury stock activities(2)	—	—	—	—	—	459	(459)	—
Balance at December 31, 2018	16,378,545	7,971	255,651	261,530	(6,713)	3,854	(3,854)	518,439
Net Income	—	—	—	65,153	—	—	—	65,153
Prior period reclassification	—	—		115	(115)	—	—	—
Other comprehensive income	—	—	—		561	—	—	561
Dividends declared ($1.585 per share)	—	—	—	(26,191)	—	—	—	(26,191)
Dividend reinvestment plan	—	—	(3)	—	—	—	—	(3)
Share-based compensation and tax benefit (4) (5)	25,231	13	3,605	—	—	—	—	3,618
Treasury stock activities (2)	—	—	—	—	—	689	(689)	—
Balances at December 31, 2019	16,403,776	$7,984	$259,253	$300,607	$(6,267)	$4,543	$(4,543)	$561,577

(1) 2,000,000 shares of preferred stock at $0.01 par value per share have been authorized. No shares have been issued or are outstanding; accordingly, no information has been included in the Consolidated Statements of Stockholders’ Equity.
(2) Includes 95,329, 97,053 and 90,961 shares at December 31, 2019, 2018 and 2017, respectively, held in a Rabbi Trust related to our Non-Qualified Deferred Compensation Plan.
(3) Represents capitalized legal fees associated with our September 22, 2016 public offering.
(4) Includes amounts for shares issued for directors’ compensation.
(5) The shares issued under the SICP are net of shares withheld for employee taxes. For 2019, 2018 and 2017, we withheld 7,635, 16,918 and 10,269 shares, respectively, for taxes.

The accompanying notes are an integral part of the financial statements.

Chesapeake Utilities Corporation 2019 Form 10-K Page 50

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
Our unregulated energy businesses primarily include: (a) propane operations in the Mid-Atlantic region and Florida; (b) our unregulated natural gas transmission/supply operation in central and eastern Ohio; (c) our CHP plant in Florida that generates electricity and steam; and (d) our subsidiary, based in Florida, that provides CNG and pipeline solutions, primarily to utilities and pipelines throughout the eastern United States.
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
Beginning in the third quarter of 2019, our management began executing a strategy to sell the operating assets of PESCO. In connection with this strategy, during the third and fourth quarter of 2019, we reached agreements with four entities to sell PESCO's assets and contracts. These transactions closed during the fourth quarter of 2019. As a result of the sale, we have fully exited the natural gas marketing business, which provided natural gas management and supply services to commercial and industrial customers in Florida, Delaware, Maryland, Pennsylvania, Ohio and other states. Accordingly, PESCO’s historical financial results are reflected in our consolidated financial statements as discontinued operations, which required retrospective application to financial information for all periods presented. Refer to Note 4, Acquisitions and Divestitures for further information.

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
Property, Plant and Equipment
Property, plant and equipment are stated at original cost less accumulated depreciation or fair value, if impaired. Costs include direct labor, materials and third-party construction contractor costs, allowance for funds used during construction ("AFUDC"), and certain indirect costs related to equipment and employees engaged in construction. The costs of repairs and minor replacements are charged to expense as incurred, and the costs of major renewals and betterments are capitalized. Upon retirement or disposition of property within the regulated businesses, the gain or loss, net of salvage value, is charged to accumulated depreciation. Upon retirement or disposition of property owned by the unregulated businesses, the gain or loss, net of salvage value, is charged to income. A summary of property, plant and equipment for continuing operations by classification as of December 31, 2019 and 2018 is provided in the following table:

Chesapeake Utilities Corporation 2019 Form 10-K     Page 51

Notes to the Consolidated Financial Statements

	As of December 31,
(in thousands)	2019	2018
Property, plant and equipment
Regulated Energy
Natural gas distribution - Delmarva Peninsula and Florida	$705,095	$657,630
Natural gas transmission - Delmarva Peninsula, Pennsylvania and Florida	608,727	537,654
Electric distribution	127,651	102,133
Unregulated Energy
Propane operations – Mid-Atlantic and Florida	141,841	123,632
Natural gas transmission and supply – Ohio	73,658	70,225
Electricity and steam generation	35,436	35,239
Mobile CNG and pipeline solutions	14,014	7,240
Other unregulated energy	104	104
Other	40,006	34,584
Total property, plant and equipment	1,746,532	1,568,441
Less: Accumulated depreciation and amortization	(336,876)	(294,089)
Plus: Construction work in progress	54,141	79,168
Net property, plant and equipment	$1,463,797	$1,353,520

Contributions or Advances in Aid of Construction
Customer contributions or advances in aid of construction reduce property, plant and equipment, unless the amounts are refundable to customers. Contributions or advances may be refundable to customers after a number of years based on the amount of revenues generated from the customers or the duration of the service provided to the customers. Refundable contributions or advances are recorded initially as liabilities. Non-refundable contributions reduce property, plant and equipment at the time of such determination. As of December 31, 2019 and 2018, the non-refundable contributions totaled $2.1 million and $2.8 million, respectively.
AFUDC
Some of the additions to our regulated property, plant and equipment include AFUDC, which represents the estimated cost of funds, from both debt and equity sources, used to finance the construction of major projects. AFUDC is capitalized in the applicable rate base for ratemaking purposes when the completed projects are placed in service. During the years ended December 31, 2019 and 2018, AFUDC totaled $0.7 million and $1.9 million, respectively, which was reflected as a reduction of interest charges. During the year ended December 31, 2017, AFUDC was not material.
Leases
We have entered into lease arrangements for office space, land, equipment, pipeline facilities and warehouses. These leases enable us to conduct our business operations in the regions in which we operate. Our operating leases are included in operating lease right-of-use assets, other accrued liabilities, and operating lease - liabilities in our consolidated balance sheets.

Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less are not recorded on our balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Our leases do not provide an implicit lease rate, therefore, we utilize our incremental borrowing rate, as the basis to calculate the present value of future lease payments, at lease commencement. Our incremental borrowing rate represents the rate that we would have to pay to borrow funds on a collateralized basis over a similar term and in a similar economic environment.

We have lease agreements with lease and non-lease components. At the adoption of ASC 842, we elected not to separate non-lease components from all classes of our existing leases. The non-lease components have been accounted for as part of the single lease component to which they are related. See Note 15, Leases for additional information.
Jointly-owned Pipelines

Chesapeake Utilities Corporation 2019 Form 10-K Page 52

Notes to the Consolidated Financial Statements

Property, plant and equipment for our Florida natural gas transmission operation also included $6.7 million of assets, at December 31, 2019 and 2018, which consist of the 16-mile pipeline from the Duval/Nassau County line to Amelia Island in Nassau County, Florida, jointly owned with Peoples Gas. The amount included in property, plant and equipment represents Peninsula Pipeline’s 45-percent ownership of this pipeline. Peninsula Pipeline's share of direct expenses for the jointly-owned pipeline are included in operating expenses of our consolidated statements of income. Accumulated depreciation for this pipeline totaled $1.5 million and $1.4 million, at December 31, 2019 and 2018, respectively.

In May 2018, Peninsula Pipeline announced a plan to construct a jointly-owned 26-mile intrastate transmission pipeline in Nassau County, Florida with Seacoast Gas Transmission.  Peninsula Pipeline's ownership will be 50 percent. The pipeline is expected to be placed in-service during the third quarter of 2020.
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
Depreciation and Accretion Included in Operations Expenses
We compute depreciation expense for our regulated operations by applying composite, annual rates, as approved by the respective regulatory bodies. The following table shows the average depreciation rates used for regulated operations during the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Natural gas distribution – Delmarva Peninsula	2.5%	2.5%	2.5%
Natural gas distribution – Florida	2.6%	2.9%	2.9%
Natural gas transmission – Delmarva Peninsula	2.6%	2.7%	2.8%
Natural gas transmission – Florida	2.4%	2.3%	3.5%
Electric distribution	3.4%	3.4%	3.4%

For our unregulated operations, we compute depreciation expense on a straight-line basis over the following estimated useful lives of the assets:

Asset Description	Useful Life
Propane distribution mains	10-37 years
Propane bulk plants and tanks	10-40 years
Propane equipment, meters and meter installations	5-33 years
Measuring and regulating station equipment	5-37 years
Natural gas pipelines	45 years
Natural gas right of ways	Perpetual
CHP plant	30 years
Natural gas processing equipment	20-25 years
Office furniture and equipment	3-10 years
Transportation equipment	4-20 years
Structures and improvements	5-45 years
Other	Various

We report certain depreciation and accretion in operations expense, rather than as a depreciation and amortization expense, in the accompanying consolidated statements of income in accordance with industry practice and regulatory requirements. Depreciation and accretion included in operations expense consists of the accretion of the costs of removal for future retirements of utility assets, vehicle depreciation, computer software and hardware depreciation, and other minor amounts of depreciation expense. For the years ended December 31, 2019, 2018 and 2017, we reported $8.8 million, $8.5 million and $8.1 million, respectively, of depreciation and accretion in operations expenses.
Chesapeake Utilities Corporation 2019 Form 10-K     Page 53

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
Our unregulated propane delivery businesses record revenue in the period the products are delivered and/or services are rendered for their bulk delivery customers. For propane customers with meters whose billing cycles do not coincide with our accounting periods, we accrue unbilled revenue for product delivered but not yet billed and bill customers at the end of an accounting period, as we do in our regulated energy businesses.
Our Ohio natural gas transmission/supply operation recognizes revenues based on actual volumes of natural gas shipped using contractual rates based upon index prices that are published monthly.
Eight Flags records revenues based on the amount of electricity and steam generated and sold to its customers.
Our mobile compressed natural gas operation recognizes revenue for CNG services at the end of each calendar month for services provided during the month based on agreed upon rates for labor, equipment utilized, costs incurred for natural gas compression, miles driven, mobilization and demobilization fees.
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

Chesapeake Utilities Corporation 2019 Form 10-K Page 54

Notes to the Consolidated Financial Statements

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
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable consist primarily of amounts due for sales of natural gas, electricity and propane and transportation and distribution services to customers. An allowance for doubtful accounts is recorded against amounts due based upon our collections experiences and an assessment of our customers’ inability or reluctance to pay. If circumstances change, our estimates of recoverable accounts receivable may also change. Circumstances which could affect such estimates include, but are not limited to, customer credit issues, natural gas, electricity and propane prices and general economic conditions. Accounts are written off when they are deemed to be uncollectible.
Inventories
We use the average cost method to value propane, materials and supplies, and other merchandise inventory. If market prices drop below cost, inventory balances that are subject to price risk are adjusted to their net realizable value. There was no lower-of-cost-or-net realizable value adjustment during 2019, 2018 or 2017.
Goodwill and Other Intangible Assets
Goodwill is not amortized but is tested for impairment at least annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We use a present value technique based on discounted cash flows to estimate the fair value of our reporting units. An impairment charge is recognized if the carrying value of a reporting unit’s goodwill exceeds its implied fair value. The testing of goodwill for 2019, 2018 and 2017 indicated no goodwill impairment. Other intangible assets are amortized on a straight-line basis over their estimated economic useful lives.
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
The discount rates are utilized principally in calculating the actuarial present value of our pension and postretirement obligations and net pension and postretirement costs. When estimating our discount rates, we consider high-quality corporate bond rates, such

Chesapeake Utilities Corporation 2019 Form 10-K     Page 55

Notes to the Consolidated Financial Statements

as the Prudential curve index and the FTSE Pension Discount curve, formerly the Citigroup yield curve, changes in those rates from the prior year and other pertinent factors, including the expected life of each of our plans and their respective payment options.
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
The mortality assumption used for our pension and postretirement plans is reviewed periodically and is based on the actuarial table that best reflects the expected mortality of the plan participants.
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
Our natural gas, electric and propane operations enter into agreements with suppliers to purchase natural gas, electricity, and propane for resale to our respective customers. Purchases under these contracts, as well as distribution and sales agreements with counterparties or customers, either do not meet the definition of a derivative, or qualify for “normal purchases and sales” treatment under ASC Topic 815 Derivatives and Hedging, and are accounted for on an accrual basis.
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

Chesapeake Utilities Corporation 2019 Form 10-K Page 56

Notes to the Consolidated Financial Statements

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
Recent Accounting Standards Yet to be Adopted
Financial Instruments - Credit Losses (ASC 326) - In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which changes how entities account for credit losses for most financial assets and certain other instruments, and subsequent guidance which served to clarify or amend the original standard. ASU 2016-13 and the related amendments require entities to estimate lifetime expected credit losses for trade receivables and to provide additional disclosure related to credit losses. ASU 2016-13 will be effective for our annual and interim financial statements beginning January 1, 2020 and is not expected to have a material impact on our financial position or results of operations.
Intangibles - Goodwill (ASC 350) - In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. ASU 2017-04 will be effective for our annual and interim financial statements beginning January 1, 2020, although early adoption is permitted. The amendments included in this ASU are to be applied prospectively, and are not expected to have a material impact on our financial position or results of operations.
Fair Value Measurement (ASC 820) - In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which removes, modifies and adds certain disclosure requirements on fair value measurements in ASC 820. ASU 2018-13 will be effective for our annual and interim financial statements beginning January 1, 2020, and since the changes only impact disclosures, will not have a material impact on our financial position or results of operations.

Chesapeake Utilities Corporation 2019 Form 10-K     Page 57

Notes to the Consolidated Financial Statements

3. EARNINGS PER SHARE

The following table presents the calculation of our basic and diluted earnings per share for the years ended December 31:

	For the Year Ended December 31,
	2019	2018	2017
(in thousands, except shares and per share data)
Calculation of Basic Earnings Per Share:
Income from Continuing Operations	$61,142	$56,862	$60,326
Income/(Loss) from Discontinued Operations	4,011	(282)	(2,202)
Net Income	$65,153	$56,580	$58,124

Weighted average shares outstanding	16,398,443	16,369,616	16,336,789
Earnings Per Share from Continuing Operations	$3.73	$3.48	$3.69
Earnings/(Loss) Per Share from Discontinued Operations	0.24	(0.02)	(0.13)
Basic Earnings Per Share	$3.97	$3.46	$3.56

Calculation of Diluted Earnings Per Share:
Reconciliation of Denominator:
Weighted average shares outstanding — Basic	16,398,443	16,369,616	16,336,789
Effect of dilutive securities — Share-based compensation	50,043	50,254	46,563
Adjusted denominator — Diluted	16,448,486	16,419,870	16,383,352
Earnings Per Share from Continuing Operations	$3.72	$3.47	$3.68
Earnings/(Loss) Per Share from Discontinued Operations	0.24	(0.02)	(0.13)
Diluted Earnings Per Share	$3.96	$3.45	$3.55

4. ACQUISITIONS AND DIVESTITURES

Acquisition of Elkton Gas Company
In December 2019, we entered into an agreement with SJI to acquire its subsidiary, Elkton Gas Company, which provides natural gas distribution service to approximately 7,000 residential and commercial customers within a franchised area of Cecil County, Maryland. Upon completion of the transaction, Elkton Gas Company will become our wholly-owned subsidiary. The acquisition, which is expected to close in the second half of 2020, is subject to approval by the Maryland PSC. Elkton Gas Company's territory is contiguous to our franchised service territory in Cecil County, Maryland and it will continue to operate out of its existing office with the same local personnel.
Acquisitions in 2019
In December 2019, Sharp acquired certain propane operating assets of Boulden which provides propane distribution service to approximately 5,200 customers in Delaware, Maryland and Pennsylvania, for approximately $24.6 million, net of cash acquired. Additionally, the purchase price included $0.2 million of working capital. We recorded contingent consideration of $0.6 million related to the seller's adherence to various provisions contained in the contract through the first anniversary of the transaction closing. We accounted for the purchase of the operating assets of Boulden as a business combination within our Unregulated Energy segment. In connection with this acquisition, we recorded $8.3 million in property, plant and equipment, $5.1 million in intangible assets associated with customer relationships and non-compete agreements and $11.2 million in goodwill, all of which is deductible for income tax purposes. The amounts recorded in conjunction with the acquisition are preliminary and subject to adjustment based on contractual provisions that will be finalized at the end of the measurement period. Contributions to our operating revenues and operating income as a result of this acquisition for the year ended December 31, 2019 can be found in the table below.
Acquisitions in 2018
In December 2018, Marlin Gas Services acquired certain operating assets of Marlin Gas Transport, a supplier of CNG and pipeline solutions, primarily to utilities and pipelines. Marlin Gas Services provides temporary hold services, pipeline integrity services,

Chesapeake Utilities Corporation 2019 Form 10-K Page 58

Notes to the Consolidated Financial Statements

emergency services for damaged pipelines and specialized gas services for customers who have unique requirements. These services are provided by a highly trained staff of drivers and maintenance technicians who safely perform these functions throughout the eastern United States. Marlin Gas Services maintains a fleet of steel tube CNG trailers, composite CNG trailers, mobile compression equipment and an internally-developed patented regulator system which allows for delivery of over 7,000 Dts/d of natural gas.
In December 2018, Sharp acquired certain propane operating assets and customers of Ohl, which provided propane distribution service to approximately 2,500 residential and commercial customers in Pennsylvania.
We accounted for the purchases of the operating assets of Marlin Gas Transport and Ohl, which totaled approximately $18.2 million, as business combinations within our Unregulated Energy segment. Goodwill of $4.8 million, related to the Marlin Gas Transport acquisition, and $1.5 million, associated with the Ohl acquisition, were initially recorded at the close of these transactions. In 2019, we recorded a reduction to the purchase price for Ohl of $0.2 million upon completing our verification of the assets purchased.  The purchase price adjustment was recorded as a reduction in our property, plant and equipment balance.  Due to the timing of these acquisitions, the revenue and operating income from these acquisitions in 2018 were immaterial. For the year ended December 31, 2019, these acquisitions generated the following operating revenue and income:

	For the Year Ended
	December 31, 2019
	Operating Revenues	Operating Income
(in thousands)
Marlin Gas Services	$5,702	$1,500
Ohl propane acquisition	$1,662	$385
Boulden acquisition	$550	$239

Divestiture of PESCO
In September of 2019, we initiated a plan to sell a majority of the assets of PESCO, our natural gas marketing subsidiary. This was done in an effort to enable us to focus on the strategies that support our core energy delivery business. During the fourth quarter of 2019, we executed four separate transactions associated with the sale of PESCO’s assets and contracts:

•	PESCO’s Florida retail operations were sold to Gas South. The initial closing for the transaction was completed in November 2019 with subsequent closings occurring in December 2019.

•	PESCO’s other non-Florida retail operations and contracts were sold to UET in October 2019.

•	PESCO’s Mid-Atlantic wholesale contracts and Chesapeake Utilities’ Delaware division, Maryland division and Sandpiper Energy asset management agreements were sold to NJRES in October 2019.

•	PESCO's producer services portfolio was sold to DFS in December 2019.

We received a total of $22.9 million in cash consideration from the aforementioned buyers that was inclusive of working capital of $8.0 million from UET. We recognized a pre-tax gain of $7.3 million in connection with the closing of these transactions during the fourth quarter of 2019. The final working capital true up associated with the sale of assets and contracts to UET will be finalized in the first quarter of 2020.

As a result of the sales agreements, we began to report PESCO as discontinued operations during the third quarter of 2019 and excluded PESCO's performance from continuing operations for all periods presented and classified its assets and liabilities as held for sale. The assets and liabilities of PESCO are presented as current and noncurrent assets and liabilities of a business held for sale in the consolidated balance sheets.

Additionally, amounts for operating revenues and costs of sales which had previously been eliminated in consolidation related to intercompany sales and purchases have been grossed up and are now reflected as a component of operating revenues and costs of sales for all periods presented. We have recast these amounts because, upon completion of the sales transactions, we will continue to provide and receive services from the buyers.

Chesapeake Utilities Corporation 2019 Form 10-K     Page 59

Notes to the Consolidated Financial Statements

A summary of discontinued operations presented in the consolidated statements of income includes the following:

	For the Year Ended December 31,
(in thousands)	2019	2018	2017
Operating revenues(1)	$161,289	$258,713	$184,519
Cost of sales(1)	157,646	252,111	182,307
Other operating expenses	5,222	6,825	4,522
Operating loss	(1,579)	(223)	(2,310)
Interest and other expense	315	297	253
Loss from Discontinued Operations before income taxes	(1,894)	(520)	(2,563)
Gain on sale of Discontinued Operations	7,344	—	—
Income tax (benefit) / expense	1,439	(238)	(361)
Gain / (Loss) from Discontinued Operations, Net of Tax	$4,011	$(282)	$(2,202)
(1) Included in operating revenues and cost of sales for the years ended December 31, 2019, 2018 and 2017, is $19.8 million, $31.5 million and $16.6 million respectively, representing amounts which had been previously eliminated in consolidation related to intercompany activity that will continue with the buyers after the disposition of the assets of PESCO.

As a result of the disposition of the assets and contracts of PESCO, there were no assets or liabilities classified as held for sale at December 31, 2019. The assets and liabilities of the discontinued operations classified as held for sale in the consolidated balance sheet at December 31, 2018 include the following:

As of
(in thousands)	December 31, 2018
Property, plant and equipment	$1,242
Less: accumulated depreciation	(206)
Net property, plant and equipment (1)	1,036
Current assets (2)	52,681
Deferred charges and other assets (1)	6,626
Assets of Discontinued Operations held for sale	$60,343

Current liabilities (3)	$48,672
Liabilities of Discontinued Operations held for sale	$48,672
Net assets	$11,671
(1) These balances have been combined within the consolidated balance sheets to arrive at noncurrent assets held for sale.
(2) At December 31, 2018, current assets were primarily comprised of $31.1 million of accounts receivable, $13.1 million of derivative assets at fair value, $4.9 million of accrued revenue and $3.2 million of storage gas prepayments.
(3) At December 31, 2018, current liabilities were primarily comprised of $31.1 million of accounts payable, $13.3 million of derivative liabilities at fair value and $2.7 million of other accrued liabilities.

We have elected not to separately disclose discontinued operations on the consolidated statements of cash flows. The following table summarizes significant statements of cash flows data related to the discontinued operations of PESCO:

	For the Year Ended December 31,
(in thousands)	2019	2018	2017
Depreciation and amortization	$477	$582	$213
Property, plant and equipment expenditures	—	115	11,766
Deferred income taxes	(125)	1,088	(1,515)
Realized / (loss) gain on commodity contracts	(2,161)	5,002	4,911

Our Delmarva Peninsula natural gas distribution operations had asset management agreements with PESCO to manage their natural gas transportation and storage capacity. The agreements were effective as of April 1, 2017, and each expires on March 31, 2020. As a result of the sale of the assets of PESCO, effective October 1, 2019, these agreements are now managed by NJRES through the remainder of the contract term. In addition to the asset management agreements, Eastern Shore had several firm transportation

Chesapeake Utilities Corporation 2019 Form 10-K Page 60

Notes to the Consolidated Financial Statements

and capacity arrangements with PESCO which were included in the assets sold to UET. Eastern Shore will continue to fulfill these arrangements throughout the remainder of their contractual term. These agreements currently have expiration dates of March 31, 2020 and November 30, 2021.
5. REVENUE RECOGNITION
We recognize revenue when our performance obligations under contracts with customers have been satisfied, which generally occurs when our businesses have delivered or transported natural gas, electricity or propane to customers. We exclude sales taxes and other similar taxes from the transaction price. Typically, our customers pay for the goods and/or services we provide in the month following the satisfaction of our performance obligation. The following table displays revenue from continuing operations by major source based on product and service type for the years ended December 31, 2019 and 2018:

Chesapeake Utilities Corporation 2019 Form 10-K     Page 61

Notes to the Consolidated Financial Statements

	For the Year Ended December 31, 2019				For the Year Ended December 31, 2018
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Energy distribution
Delaware natural gas division	$62,659	$—	$—	$62,659	$70,338	$—	$—	$70,338
Florida natural gas division	28,485	—	—	28,485	25,341	—	—	25,341
FPU electric distribution	77,416	—	—	77,416	79,803	—	—	79,803
FPU natural gas distribution	82,418	—	—	82,418	81,118	—	—	81,118
Maryland natural gas division	22,517	—	—	22,517	24,172	—	—	24,172
Sandpiper natural gas/propane operations	19,068	—	—	19,068	22,088	—	—	22,088
Total energy distribution	292,563	—	—	292,563	302,860	—	—	302,860

Energy transmission
Aspire Energy	—	32,493	—	32,493	—	35,407	—	35,407
Eastern Shore	72,924	—	—	72,924	64,248	—	—	64,248
Peninsula Pipeline	16,453	—	—	16,453	11,927	—	—	11,927
Total energy transmission	89,377	32,493	—	121,870	76,175	35,407	—	111,582

Energy generation
Eight Flags	—	16,749	—	16,749	—	17,302	—	17,302

Propane operations
Propane delivery operations	—	107,964	—	107,964	—	123,603	—	123,603

Energy delivery services
Marlin Gas Services	—	5,702	—	5,702	—	121	—	121

Other and eliminations
Eliminations	(38,934)	(10,407)	(18,080)	(67,421)	(33,754)	(16,486)	(17,522)	(67,762)
Other	—	1,649	528	2,177	—	1,957	653	2,610
Total other and eliminations	(38,934)	(8,758)	(17,552)	(65,244)	(33,754)	(14,529)	(16,869)	(65,152)

Total operating revenues (1)	$343,006	$154,150	$(17,552)	$479,604	$345,281	$161,904	$(16,869)	$490,316
(1) Total operating revenues for the year ended December 31, 2019, include other revenue (revenues from sources other than contracts with customers) of $(0.1) million and $0.3 million for our Regulated and Unregulated Energy segments, respectively, and $0.2 million and $0.3 million for our Regulated and Unregulated Energy segments, respectively, for the year ended December 31, 2018. The sources of other revenues include revenue from alternative revenue programs related to revenue normalization for Maryland division and Sandpiper and late fees.
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

Chesapeake Utilities Corporation 2019 Form 10-K Page 62

Notes to the Consolidated Financial Statements

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
Eight Flags' CHP plant, which is located on land leased from Rayonier, produces three sources of energy: electricity, steam and heated water. Rayonier purchases the steam (unfired and fired) and heated water, which are used in Rayonier’s production facility. Our electric distribution operation purchases the electricity generated by the CHP plant for distribution to its customers. Eight Flags' performance obligation is satisfied over time as deliveries of heated water, steam and electricity occur. Eight Flags recognizes revenues over time based on the amount of heated water, steam and electricity generated and delivered to its customers.
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
Marlin Gas Services provides mobile CNG and pipeline solutions primarily to utilities and pipelines. Marlin Gas Services provides temporary hold services, pipeline integrity services, emergency services for damaged pipelines and specialized gas services for customers who have unique requirements. Marlin Gas Services' performance obligations are comprised of the compression of natural gas, mobilization of CNG equipment, utilization of equipment and on-site CNG support. Our performance obligations for the compression of natural gas, utilization of mobile CNG equipment and for the on-site CNG staff support are satisfied over time when the natural gas is compressed, equipment is utilized or as our staff provide support services to our customers. Our performance obligation for the mobilization of CNG equipment is satisfied at a point-in-time when the equipment is delivered to the customer project location. We recognize revenue for CNG services at the end of each calendar month for services provided during the month based on agreed upon rates for equipment utilized, costs incurred for natural gas compression, miles driven, mobilization and demobilization fees.

Chesapeake Utilities Corporation 2019 Form 10-K Page 63

Notes to the Consolidated Financial Statements

Contract balances
The timing of revenue recognition, customer billings and cash collections results in trade receivables, unbilled receivables (contract assets), and customer advances (contract liabilities) in our consolidated balance sheets. The balances of our trade receivables, contract assets, and contract liabilities as of December 31, 2019 and 2018 were as follows:

	Trade Receivables	Contract Assets (Noncurrent)	Contract Liabilities (Current)
(in thousands)
Balance at 12/31/2018	$52,140	$2,614	$480
Balance at 12/31/2019	47,430	3,465	589
Increase (decrease)	$(4,710)	$851	$109

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

At times, we receive advances or deposits from our customers before we satisfy our performance obligation, resulting in contract liabilities. Contract liabilities are included in other accrued liabilities in the consolidated balance sheets and relate to non-refundable prepaid fixed fees for our Mid-Atlantic propane delivery operation's retail offerings. Our performance obligation is satisfied over the term of the respective retail offering plan on a ratable basis. For the years ended December 31, 2019 and 2018, we recognized revenue of $1.0 million and $0.7 million, respectively.

Remaining performance obligations
Our businesses have long-term fixed fee contracts with customers in which revenues are recognized when performance obligations are satisfied over the contract term. Revenue for these businesses for the remaining performance obligations at December 31, 2019 are expected to be recognized as follows:

(in thousands)	2020	2021	2022	2023	2024	2025 and thereafter
Eastern Shore and Peninsula Pipeline	$37,307	$34,000	$27,034	$21,608	$19,385	$194,868
Natural gas distribution operations	3,996	4,058	5,100	4,916	4,681	37,149
FPU electric distribution	566	566	566	566	566	1,100
Total revenue contracts with remaining performance obligations	$41,869	$38,624	$32,700	$27,090	$24,632	$233,117

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

Chesapeake Utilities Corporation 2019 Form 10-K Page 64

Notes to the Consolidated Financial Statements

•
Unregulated Energy. Includes energy transmission, energy generation (the operations of our Eight Flags' CHP plant), propane operations, and our mobile compressed natural gas and pipeline solutions subsidiary. Also included in this segment are other unregulated energy services, such as energy-related merchandise sales and heating, ventilation and air conditioning, plumbing and electrical services. These operations are unregulated as to their rates and services. Effective in the third quarter of 2019, PESCO's results, previously reported in the Unregulated Energy segment, are reflected in discontinued operations. See Note 4, Acquisitions and Divestitures for additional details regarding the divestiture of PESCO.

The remainder of our operations is presented as “Other businesses and eliminations,” which consists of unregulated subsidiaries that own real estate leased to Chesapeake Utilities, as well as certain corporate costs not allocated to other operations.

The following table presents information about our reportable segments.

	For the Year Ended December 31,
	2019	2018	2017
(in thousands)
Operating Revenues, Unaffiliated Customers
Regulated Energy	$340,857	$343,313	$323,972
Unregulated Energy	138,747	147,003	125,674
Total operating revenues, unaffiliated customers	$479,604	$490,316	$449,646
Intersegment Revenues (1)
Regulated Energy	$2,149	$1,968	$2,338
Unregulated Energy	15,403	14,902	14,402
Other businesses	528	652	774
Total intersegment revenues	$18,080	$17,522	$17,514
Operating Income
Regulated Energy	$86,584	$79,215	$74,584
Unregulated Energy	19,939	17,124	14,941
Other businesses and eliminations	(236)	(1,496)	205
Operating Income	106,287	94,843	89,730
Other expense, net	(1,830)	(603)	(2,204)
Interest charges	22,224	16,146	12,530
Income from Continuing Operations before Income Taxes	$82,233	$78,094	$74,996
Income Taxes on Continuing Operations	21,091	21,232	14,670
Income from Continuing Operations	61,142	56,862	60,326
Loss from Discontinued Operations, Net of tax	(1,391)	(282)	(2,202)
Gain on sale of Discontinued Operations, Net of tax	5,402	—	—
Net Income	$65,153	$56,580	$58,124
Depreciation and Amortization
Regulated Energy	$35,227	$31,876	$28,554
Unregulated Energy	10,129	8,263	7,741
Other businesses and eliminations	67	81	91
Total depreciation and amortization	$45,423	$40,220	$36,386
Capital Expenditures
Regulated Energy	$130,604	$235,912	$159,011
Unregulated Energy	60,034	38,585	14,424
Other businesses	8,348	8,364	5,902
Total capital expenditures	$198,986	$282,861	$179,337

(1) All significant intersegment revenues are billed at market rates and have been eliminated from consolidated revenues.

Chesapeake Utilities Corporation 2019 Form 10-K     Page 65

Notes to the Consolidated Financial Statements

	As of December 31,
	2019	2018
Identifiable Assets (1)
Regulated Energy segment	$1,434,066	$1,345,805
Unregulated Energy segment (1)	296,810	245,702
Other businesses and eliminations	52,322	41,821
Total identifiable assets (1)	$1,783,198	$1,633,328

(1) 2018 balance excludes assets held for sale related to the sale of assets and contracts for PESCO.

7. SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest and income taxes during the years ended December 31, 2019, 2018 and 2017 were as follows:

	For the Year Ended December 31,
	2019	2018	2017
(in thousands)
Cash paid for interest	$22,611	$16,741	$12,420
Cash paid for income taxes, net of refunds	$3,221	$477	$(4,114)

Non-cash investing and financing activities during the years ended December 31, 2019, 2018, and 2017 were as follows:

	For the Year Ended December 31,
	2019	2018	2017
(in thousands)
Capital property and equipment acquired on account, but not paid for as of December 31	$13,470	$39,402	$15,457
Common stock issued under the SICP	$1,691	$2,006	$1,127
Capital lease obligation	$—	$1,310	$2,070

8. DERIVATIVE INSTRUMENTS
We use derivative and non-derivative contracts to manage risks related to obtaining adequate supplies and the price fluctuations of natural gas, electricity and propane. Our natural gas, electric and propane distribution operations have entered into agreements with suppliers to purchase natural gas, electricity and propane for resale to our customers. Aspire Energy has entered into contracts with producers to secure natural gas to meet its obligations. Purchases under these contracts typically either do not meet the definition of derivatives or are considered “normal purchases and normal sales” and are accounted for on an accrual basis. Our propane distribution operations may also enter into fair value hedges of their inventory or cash flow hedges of their future purchase commitments in order to mitigate the impact of wholesale price fluctuations. As of December 31, 2019 and 2018, our natural gas and electric distribution operations did not have any outstanding derivative contracts.
PESCO's Derivative Instruments
As discussed in Note 4, Acquisitions and Divestitures, during the fourth quarter of 2019, we sold PESCO's assets and contracts to UET, NJRES, Gas South, and DFS and, therefore, no longer have natural gas futures and contracts recorded in our consolidated financial statements. The gains and losses associated with PESCO's financial instruments are reflected as discontinued operations in the consolidated statements of income and PESCO's assets and liabilities are reflected as held-for-sale in the consolidated balance sheets.
Volume of Derivative Activity
As of December 31, 2019, the volume of our open commodity derivative contracts were as follows:

Business unit	Commodity	Quantity hedged (in millions)	Designation	Longest expiration date of hedge
Sharp	Propane (gallons)	9.9	Cash flows hedges	June 2022

Chesapeake Utilities Corporation 2019 Form 10-K Page 66

Notes to the Consolidated Financial Statements

Sharp entered into futures and swap agreements to mitigate the risk of fluctuations in wholesale propane index prices associated with the propane volumes expected to be purchased during the heating season. Under the futures and swap agreements, Sharp will receive the difference between (i) the index prices (Mont Belvieu prices in December 2019 through June 2022) and (ii) the per gallon propane swap prices, to the extent the index prices exceed the contracted prices. If the index prices are lower than the swap prices, Sharp will pay the difference. We designated and accounted for propane swaps as cash flows hedges. The change in the fair value of the swap agreements is recorded as unrealized gain (loss) in other comprehensive income (loss) and later recognized in the statement of income in the same period and in the same line item as the hedged transaction. We expect to reclassify approximately $1.5 million from accumulated other comprehensive income to earnings during the next 12-month period ending December 31, 2020.
Broker Margin
Futures exchanges have contract specific margin requirements that require the posting of cash or cash equivalents relating to traded contracts. Margin requirements consist of initial margin that is posted upon the initiation of a position, maintenance margin that is usually expressed as a percent of initial margin, and variation margin that fluctuates based on the daily MTM relative to maintenance margin requirements. We currently maintain a broker margin account for Sharp, with the balance related to the account is as follows:

(in thousands)	Balance Sheet Location	December 31, 2019	December 31, 2018
Sharp	Other Current Assets	$2,317	$2,173

Financial Statements Presentation

The following tables present information about the fair value and related gains and losses of our derivative contracts. We did not have any derivative contracts with a credit-risk-related contingency. As discussed in Note 4, Acquisitions and Divestitures, during the fourth quarter of 2019, we sold PESCO's assets and contracts. PESCO's derivative assets and liabilities are reflected as assets and liabilities held-for-sale in the consolidated balance sheet as of December 31, 2018. Fair values of the derivative contracts recorded in the consolidated balance sheets as of December 31, 2019 and 2018 are as follows:

	Derivative Assets
		Fair Value as of
(in thousands)	Balance Sheet Location	December 31, 2019	December 31, 2018
Derivatives designated as fair value hedges
Propane put options	Derivative assets, at fair value	$—	$71
Derivatives designated as cash flow hedges
Propane swap agreements	Derivative assets, at fair value	—	11
Total Derivative Assets		$—	$82

	Derivative Liabilities
		Fair Value as of
(in thousands)	Balance Sheet Location	December 31, 2019	December 31, 2018
Derivatives designated as cash flow hedges
Propane swap agreements	Derivative liabilities, at fair value	$1,844	$1,604
Total Derivative Liabilities		$1,844	$1,604

Chesapeake Utilities Corporation 2019 Form 10-K     Page 67

Notes to the Consolidated Financial Statements

 The effects of gains and losses from derivative instruments are as follows:

	Amount of Gain (Loss) on Derivatives:
	Location of Gain (Loss) on Derivatives	For the Year Ended December 31,
(in thousands)		2019	2018	2017
Derivatives not designated as hedging instruments
Realized gain on forward contracts and options (1)	Revenue	$—	$—	$112
Propane swap agreements	Cost of sales	—	(13)	8
Derivatives designated as fair value hedges
Put/Call option	Cost of sales	—	—	(9)
Derivatives designated as cash flow hedges
Propane swap agreements	Cost of sales	1,520	(647)	1,607
Propane swap agreements	Other comprehensive income (loss)	(253)	(2,773)	487
Natural gas swap contracts	Other comprehensive income (loss)	(63)	200	986
Natural gas futures contracts	Other comprehensive income (loss)	(294)	532	(1,476)
Total		$910	$(2,701)	$1,715
(1) All of the realized and unrealized gain (loss) on forward contracts represented the effect of trading activities for Xeron on our consolidated statement of income.
As of December 31, 2019 and 2018, we did not have any material fair value hedges.
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
Derivative assets and liabilities - The fair value of the propane put/call options and swap agreements are measured using market transactions for similar assets and liabilities in either the listed or over-the-counter markets.

Level 3	Prices or valuation techniques requiring inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity)	Investments - guaranteed income fund - The fair values of these investments are recorded at the contract value, which approximates their fair value.

Chesapeake Utilities Corporation 2019 Form 10-K Page 68

Notes to the Consolidated Financial Statements

Financial Assets and Liabilities Measured at Fair Value
The following tables summarize our financial assets and liabilities that are measured at fair value on a recurring basis and the fair value measurements, by level, within the fair value hierarchy as of December 31, 2019 and 2018, respectively:

		Fair Value Measurements Using:
As of December 31, 2019	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Assets:
Investments—equity securities	$27	$27	$—	$—
Investments—guaranteed income fund	803	—	—	803
Investments—mutual funds and other	8,399	8,399	—	—
Total investments	9,229	8,426	—	803
Derivative assets	—	—	—	—
Total assets	$9,229	$8,426	$—	$803
Liabilities:
Derivative liabilities	$1,844	$—	$1,844	$—

		Fair Value Measurements Using:
As of December 31, 2018	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Assets:
Investments—equity securities	$22	$22	$—	$—
Investments—guaranteed income fund	686	—	—	686
Investments—mutual funds and other	6,003	6,003	—	—
Total investments	6,711	6,025	—	686
Derivative assets (1)	82	—	82	—
Total assets	$6,793	$6,025	$82	$686
Liabilities:
Derivative liabilities (1)	$1,604	$—	$1,604	$—

(1)As discussed in Note 4, Acquisitions and Divestitures, during the fourth quarter of 2019, we sold PESCO's assets and contracts. PESCO's derivative assets and liabilities are reflected as assets held-for-sale in the consolidated balance sheet as of December 31, 2018.

Chesapeake Utilities Corporation 2019 Form 10-K     Page 69

Notes to the Consolidated Financial Statements

The following table sets forth the summary of the changes in the fair value of Level 3 investments for the years ended December 31, 2019 and 2018:

	For the Year Ended December 31,
	2019	2018
(in thousands)
Beginning Balance	$686	$648
Purchases and adjustments	131	68
Transfers/disbursements	(29)	(41)
Investment income	15	11
Ending Balance	$803	$686

Investment income from the Level 3 investments is reflected in other expense, net in the consolidated statements of income.

At December 31, 2019 and 2018, there were no non-financial assets or liabilities required to be reported at fair value. We review our non-financial assets for impairment at least on an annual basis, as required.
Other Financial Assets and Liabilities
Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable, other accrued liabilities and short-term debt. The fair value of cash and cash equivalents is measured using the comparable value in the active market and approximates its carrying value (Level 1 measurement). The fair value of short-term debt approximates the carrying value due to its short maturities and because interest rates approximate current market rates (Level 3 measurement).
At December 31, 2019, long-term debt, which includes the current maturities but excludes debt issuance cost, had a carrying value of $486.6 million, compared to the estimated fair value of $505.0 million. At December 31, 2018, long-term debt, which includes the current maturities but excludes finance lease obligations and debt issuance costs, had a carrying value of $327.2 million, compared to a fair value of $323.8 million. The fair value was calculated using a discounted cash flow methodology that incorporates a market interest rate based on published corporate borrowing rates for debt instruments with similar terms and average maturities, and with adjustments for duration, optionality, and risk profile. The valuation technique used to estimate the fair value of long-term debt would be considered a Level 3 measurement.
See Note 17, Employee Benefit Plans, for fair value measurement information related to our pension plan assets.

10. INVESTMENTS

The investment balances at December 31, 2019 and 2018, consisted of the following:

	As of December 31,
(in thousands)	2019	2018
Rabbi trust (associated with the Non-Qualified Deferred Compensation Plan)	$9,202	$6,689
Investments in equity securities	27	22
Total	$9,229	$6,711

We classify these investments as trading securities and report them at their fair value. For the years ended December 31, 2019, 2018 and 2017, we recorded net unrealized gains of $1.6 million, net unrealized losses of $0.4 million, and net unrealized gains of $1.0 million, respectively in other income (expense) in the consolidated statements of income related to these investments. For the investments in the Rabbi Trust, we also have recorded an associated liability, which is included in other pension and benefit costs in the consolidated balance sheets and is adjusted each period for the gains and losses incurred by the investments in the Rabbi Trust.

Chesapeake Utilities Corporation 2019 Form 10-K Page 70

Notes to the Consolidated Financial Statements

11. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying value of goodwill from continuing operations as of December 31, 2019 and 2018 was as follows:

	As of December 31,
(in thousands)	2019	2018
Goodwill
Regulated Energy
Florida Natural Gas Distribution(1)	$3,353	$3,353
Unregulated Energy(2)
Mid-Atlantic Propane Operations(3)	13,299	2,147
Florida Propane Operations	1,188	1,188
Aspire Energy	10,120	10,120
Marlin Gas Services	4,708	4,760
Total Goodwill	$32,668	$21,568
(1) Florida Natural Gas Distribution includes Chesapeake Utilities' Central Florida Gas division, FPU and FPU's Indiantown and Fort Meade divisions.
(2)As discussed in Note 4, Acquisitions and Divestitures, during the fourth quarter of 2019, we sold PESCO's assets and contracts. The goodwill balance for PESCO is reflected as assets held-for-sale in the consolidated balance sheet as of December 31, 2018.
(3) Mid-Atlantic Propane Operations goodwill balance includes $11.2 million recognized as a result of the purchase of the operating assets of Boulden in December 2019.
The annual impairment testing for 2019 and 2018 indicated no impairment of goodwill.
The carrying value and accumulated amortization of intangible assets subject to amortization as of December 31, 2019 and 2018 are as follows:

	As of December 31,
	2019		2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships (1)	$9,391	$3,463	$4,801	$3,066
Non-Compete agreements (1) (2)	2,252	451	1,793	202
Patents	452	118	452	—
Other	270	204	270	198
Total	$12,365	$4,236	$7,316	$3,466

(1) The customer relationship and non-compete agreements amounts includes $4.6 million and $0.5 million, respectively, recorded as a result of the purchase of the operating assets of Boulden in December 2019.
(2)As discussed in Note 4, Acquisitions and Divestitures, during the fourth quarter of 2019, we sold PESCO's assets and contracts. Intangible assets for PESCO are reflected as assets held-for-sale in the consolidated balance sheet as of December 31, 2018 and amortization is reflected as discontinued operations in the consolidated statements of income.
The customer relationships, non-compete agreements, patents and other intangible assets acquired in the purchases of the operating assets of several companies are being amortized over a weighted average of 11 years. Amortization expense of intangible assets for the year ended December 31, 2019 was $0.8 million and $0.4 million for both years ended December 31, 2018 and 2017. Amortization expense of intangible assets is expected to be $1.2 million for the years 2020 and 2021, $0.9 million for the year 2022 and $0.8 million for the years 2023 and 2024.
12. INCOME TAXES
We file a consolidated federal income tax return. Income tax expense allocated to our subsidiaries is based upon their respective taxable incomes and tax credits. State income tax returns are filed on a separate company basis in most states where we have operations and/or are required to file. Our state returns for tax years after 2014 are subject to examination. At December 31, 2019, the 2015 through 2018 federal income tax returns are under examination, and no report has been issued at this time.

We had a net operating loss for federal income tax purposes as of December 31, 2019 totaling $3.0 million. We will have a federal net operating loss totaling $12.2 million for 2018 upon the settlement of the Internal Revenue Service audit described above. We did not have a federal net operating loss for tax year 2017. For state income tax purposes, we had net operating losses in various

Chesapeake Utilities Corporation 2019 Form 10-K     Page 71

Notes to the Consolidated Financial Statements

states of $54.7 million and $60.1 million as of December 31, 2019 and 2018, respectively, almost all of which will expire in 2038. Excluding net operating losses from discontinued operations we have recorded deferred tax assets of $5.5 million and $2.0 million related to state net operating loss carry-forwards at December 31, 2019 and 2018, respectively, but we have not recorded a valuation allowance to reduce the future benefit of the tax net operating losses because we believe they will be fully utilized.
Federal Tax Reform
On December 22, 2017, President Trump signed into law the TCJA. Substantially all of the provisions of the TCJA were effective for taxable years beginning on or after January 1, 2018. The provisions that significantly impacted us include the reduction of the corporate federal income tax rate from 35 percent to 21 percent. Our federal income tax expense for periods beginning on January 1, 2018 are based on the new federal corporate income tax rate. The TCJA included changes to the Internal Revenue Code, which materially impacted our 2017 financial statements. ASC 740, Income Taxes, requires recognition of the effects of changes in tax laws in the period in which the law is enacted. ASC 740 requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. During 2018, we completed the assessment of the impact of accounting for certain effects of the TCJA. At the date of enactment in 2017, we re-measured deferred income taxes based upon the new corporate tax rate. See Note 19, Rates and Other Regulatory Activities, for further discussion of the TCJA's impact on our regulated businesses.
In 2018, we elected early adoption of ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. Accordingly, we reclassified stranded tax effects resulting from the TCJA from accumulated other comprehensive loss to retained earnings, related to our employee benefit plans and commodity contracts cash flow hedges.
The following tables provide: (a) the components of income tax expense in 2019, 2018, and 2017; (b) the reconciliation between the statutory federal income tax rate and the effective income tax rate for 2019, 2018, and 2017 from continuing operations; and (c) the components of accumulated deferred income tax assets and liabilities at December 31, 2019 and 2018.

	For the Year Ended December 31,
	2019	2018	2017
(in thousands)
Current Income Tax Expense
Federal	$(2,271)	$48	$2,046
State	(492)	581	610
Other	(47)	(47)	(71)
Total current income tax expense (benefit)	(2,810)	582	2,585
Deferred Income Tax Expense (1)
Property, plant and equipment	25,910	19,189	8,181
Deferred gas costs	79	(1,435)	2,002
Pensions and other employee benefits	(454)	446	180
FPU merger-related premium cost and deferred gain	(278)	(528)	(1,148)
Net operating loss carryforwards	(3,776)	(183)	193
Other	2,420	3,161	2,677
Total deferred income tax expense	23,901	20,650	12,085
Income Tax Expense from Continuing Operations	21,091	21,232	14,670
Income Tax Expense (benefit) from Discontinued Operations	1,439	(238)	(361)
Total Income Tax	$22,530	$20,994	$14,309

(1) Includes $4.7 million, $3.5 million, and $0.9 million of deferred state income taxes for the years 2019, 2018 and 2017, respectively.

Chesapeake Utilities Corporation 2019 Form 10-K Page 72

Notes to the Consolidated Financial Statements

	For the Year Ended December 31,
	2019	2018	2017
(in thousands)
Reconciliation of Effective Income Tax Rates for Continuing Operations
Federal income tax expense (1)	$17,246	$16,491	$26,249
State income taxes, net of federal benefit	5,088	4,057	2,000
ESOP dividend deduction	(173)	(158)	(257)
Revaluation of deferred tax assets and liabilities	—	—	(14,299)
Other	(1,070)	842	977
Total Income Tax Expense for Continuing Operations	$21,091	$21,232	$14,670
Effective Income Tax Rate for Continuing Operations (2)	25.65%	27.19%	19.56%

(1) Federal income taxes were calculated at 21 percent for 2019 and 2018 and 35 percent for 2017.
(2)The effective tax rate for 2017 includes the impact of the revaluation of deferred tax assets and liabilities for our unregulated businesses due to implementation of the TCJA.

	As of December 31,
	2019	2018
(in thousands)
Deferred Income Taxes
Deferred income tax liabilities:
Property, plant and equipment	$173,466	$153,423
Acquisition adjustment	6,969	8,896
Loss on reacquired debt	220	32
Deferred gas costs	1,223	1,139
Natural gas conversion costs	4,956	3,987
Storm reserve liability	10,316	97
Other	1,456	2,544
Total deferred income tax liabilities	198,606	170,118
Deferred income tax assets:
Pension and other employee benefits	3,818	3,711
Environmental costs	1,486	1,710
Net operating loss carryforwards	5,523	2,010
Self-insurance	146	151
Storm reserve liability	96	—
Other	6,881	5,716
Total deferred income tax assets	17,950	13,298
Deferred Income Taxes Per Consolidated Balance Sheets	$180,656	$156,820

Chesapeake Utilities Corporation 2019 Form 10-K     Page 73

Notes to the Consolidated Financial Statements

13. LONG-TERM DEBT
Our outstanding long-term debt is shown below:

	As of December 31,
(in thousands)	2019	2018
FPU secured first mortgage bonds:
9.08% bond, due June 1, 2022	$7,990	$7,986
Uncollateralized Senior Notes:
5.50% note, due October 12, 2020	2,000	4,000
5.93% note, due October 31, 2023	12,000	15,000
5.68% note, due June 30, 2026	20,300	23,200
6.43% note, due May 2, 2028	6,300	7,000
3.73% note, due December 16, 2028	18,000	20,000
3.88% note, due May 15, 2029	50,000	50,000
3.25% note, due April 30, 2032	70,000	70,000
3.48% note, due May 31, 2038	50,000	50,000
3.58% note, due November 30, 2038	50,000	50,000
3.98% note, due August 20, 2039	100,000	—
2.98% note, due December 20, 2034	70,000	—
Term Note due January 21, 2020	—	30,000
Term Note due February 28, 2020	30,000	—
Promissory notes	—	26
Finance lease obligations	—	1,310
Less: debt issuance costs	(822)	(567)
Total long-term debt	485,768	327,955
Less: current maturities	(45,600)	(11,935)
Total long-term debt, net of current maturities	$440,168	$316,020

Annual maturities
Annual maturities and principal repayments of long-term debt are as follows:

Year	2020	2021	2022	2023	2024	Thereafter	Total
(in thousands)
Payments	$45,600	$13,600	$25,100	$20,600	$17,600	$364,100	$486,600

Shelf Agreements
We have entered into Shelf Agreements with Prudential, MetLife and NYL who are under no obligation to purchase any unsecured debt. The Prudential Shelf Agreement totaling $150.0 million was entered into in October 2015 and we issued $70.0 million of 3.25% unsecured debt in April 2017. The Prudential Shelf Agreement was amended in September 2018 to increase the borrowing capacity back to $150.0 million, and in August 2019, we issued $100.0 million of 3.98% unsecured debt. In January 2020, we submitted a request for Prudential to purchase $50 million of our unsecured debt which was accepted and confirmed by Prudential. The Shelf notes will bear interest at the rate of 3.00% per annum and the proceeds received from the issuance will be used to reduce short-term borrowings under our revolving credit facility, lines of credit and/or to fund capital expenditures. The closing of the issuance of the Shelf Notes is expected to occur on or before July 15, 2020.
The NYL Shelf Agreement totaling $100.0 million was entered into in March 2017 and we issued unsecured debt totaling $100.0 million during 2018. The NYL Shelf Agreement was amended in November 2018 to provide additional borrowing capacity of $50.0 million. As of December 31, 2019, we had not requested that MetLife purchase unsecured senior debt under the MetLife Shelf Agreement, which we entered into in March 2017. In February 2020, we submitted a request for NYL to purchase $40.0 million of our unsecured debt which was accepted and confirmed by NYL. The Shelf notes will bear interest at the rate of 2.96% per annum and the proceeds received from the issuance will be used to reduce short-term borrowings under our revolving credit facility, lines of credit and/or to fund capital expenditures. The closing of the issuance of the Shelf Notes is expected to occur on or before August 14, 2020.

Chesapeake Utilities Corporation 2019 Form 10-K Page 74

Notes to the Consolidated Financial Statements

The following table summarizes our shelf agreements at December 31, 2019:

(in thousands)	Total Borrowing Capacity	Less Amount of Debt Issued	Less Unfunded Commitments	Remaining Borrowing Capacity
Shelf Agreement
Prudential Shelf Agreement (1)	$220,000	$(170,000)	$—	$50,000
MetLife Shelf Agreement	150,000	—	—	150,000
NYL Shelf Agreement (2)	150,000	(100,000)	—	50,000
Total	$520,000	$(270,000)	$—	$250,000

(1) As described above, in January 2020, we requested and Prudential accepted our request to purchase $50.0 million of our unsecured debt.
(2) As described above, in February 2020, we requested and NYL accepted our request to purchase $40.0 million of our unsecured debt.
The Uncollateralized Senior Notes, Shelf Agreements or Shelf Notes set forth certain business covenants to which we are subject when any note is outstanding, including covenants that limit or restrict our ability, and the ability of our subsidiaries, to incur indebtedness, or place or permit liens and encumbrances on any of our property or the property of our subsidiaries.
Term Notes
In December 2018, we issued a $30 million unsecured term note through PNC Bank N.A. with a maturity date of January 21, 2020. This note was paid off in December 2019 utilizing the proceeds from the issuance of uncollateralized senior notes discussed below. In January 2019, we issued a $30.0 million unsecured term note through Branch Banking and Trust Company, with a maturity date of February 28, 2020. The interest rate, at December 31, 2019, was 2.46%, which equals the one-month LIBOR rate plus 75 basis points. As of December 31, 2019, this term note is included in the current maturities of long-term debt.
Secured First Mortgage Bonds
We guaranteed FPU’s first mortgage bonds, which are secured by a lien covering all of FPU’s property. FPU’s first mortgage bonds contain a restriction that limits the payment of dividends by FPU to an amount less than the sum of $2.5 million plus FPU’s consolidated net income accrued on and after January 1, 1992. As of December 31, 2019, FPU’s cumulative net income base was $168.1 million, offset by restricted payments of $37.6 million, leaving $130.5 million of available dividend capacity.
The dividend restrictions in FPU’s first mortgage bonds resulted in approximately $38.8 million of the net assets of our consolidated subsidiaries being restricted at December 31, 2019. This represents approximately 6.92% of our consolidated net assets. Other than the dividend restrictions associated with FPU’s first mortgage bonds, there are no legal, contractual or regulatory restrictions on the net assets of our subsidiaries.
Uncollateralized Senior Notes
In December 2019, we issued $70.0 million of 2.98% uncollateralized senior notes to four financial institutions.  We used the proceeds to pay off the $30 million PNC Term Note described above, reduce our short-term borrowing amount and to finance our purchase of certain propane operating assets of Boulden.
All of our uncollateralized Senior Notes require periodic principal and interest payments as specified in each note. They also contain various restrictions. The most stringent restrictions state that we must maintain equity of at least 40.0 percent of total capitalization, and the fixed charge coverage ratio must be at least 1.2 times. The most recent Senior Notes issued since September 2013 also contain a restriction that we must maintain an aggregate net book value in our regulated business assets of at least 50.0 percent of our consolidated total assets. Failure to comply with those covenants could result in accelerated due dates and/or termination of the Senior Note agreements.
Certain uncollateralized Senior Notes contain a “restricted payments” covenant as defined in the respective note agreements. The most restrictive covenants of this type are included within the 5.93% Senior Note, due October 31, 2023. The covenant provides that we cannot pay or declare any dividends or make any other restricted payments in excess of the sum of $10.0 million, plus our consolidated net income accrued on and after January 1, 2003. As of December 31, 2019, the cumulative consolidated net income base was $509.5 million, offset by restricted payments of $227.5 million, leaving $282.0 million of cumulative net income free of restrictions. As of December 31, 2019, we are in compliance with all of our debt covenants.
Chesapeake Utilities Corporation 2019 Form 10-K     Page 75

Notes to the Consolidated Financial Statements

14. SHORT-TERM BORROWINGS
At December 31, 2019 and 2018, we had $247.4 million and $294.5 million, respectively, of short-term borrowings outstanding at the weighted average interest rates of 2.62 percent and 3.44 percent, respectively. We have an aggregate of $370.0 million in credit lines comprised of four unsecured bank credit facilities with four financial institutions, with $220.0 million in total available credit, and a Revolver with five participating Lenders totaling $150.0 million. All of these facilities expire in October 2020. We incurred commitment fees of $0.1 million in 2019, 2018 and 2017. The following table summarizes our short-term borrowing facilities information at December 31, 2019 and 2018.

			Outstanding borrowings at
(in thousands)	Total Facility	LIBOR Based Interest Rate	December 31, 2019	December 31, 2018	Available at December 31, 2019
Bank Credit Facility
Committed revolving credit facility A	$55,000	plus 0.75 percent	$55,000	$25,000	$—
Committed revolving credit facility B	80,000	plus 0.75 percent	57,150	65,431	22,850
Committed revolving credit facility C	45,000	plus 0.75 percent	42,040	34,672	2,960
Committed revolving credit facility D	40,000	plus 0.85 percent	40,000	40,000	—
Committed revolving credit facility E(2)	150,000	plus 1.125 percent	50,000	125,000	100,000
Total short term credit facilities	$370,000		$244,190	$290,103	$125,810
Book overdrafts(1)			3,181	4,355
Total short-term borrowing			$247,371	$294,458

(1) If presented, these book overdrafts would be funded through the bank revolving credit facilities.
(2) This committed revolving credit facility includes a restriction that our short-term borrowings, excluding any borrowings under the committed revolving credit facility, shall not exceed $250.0 million.
We are authorized by our Board of Directors to borrow up to $370.0 million of short-term debt, as required, from these short-term lines of credit. These bank credit facilities are available to provide funds for our short-term cash needs to meet seasonal working capital requirements and to temporarily fund portions of our capital expenditures.
The availability of funds under our credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in our revolving credit facilities to maintain, at the end of each fiscal year, a funded indebtedness ratio of no greater than 65 percent. As of December 31, 2019, we are in compliance with all of our debt covenants.

15. LEASES

We have entered into lease arrangements for office space, land, equipment, pipeline facilities and warehouses. These lease arrangements enable us to better conduct business operations in the regions in which we operate. Office space is leased to provide adequate workspace for all our employees in several locations throughout the Mid-Atlantic, Mid-West and in Florida. We lease land at various locations throughout our service territories to enable us to inject natural gas into underground storage and distribution systems, for bulk storage capacity, for our propane operations and for storage of equipment used in repairs and maintenance of our infrastructure. We lease natural gas compressors to ensure timely and reliable transportation of natural gas to our customers. Additionally, we lease a pipeline to deliver natural gas to an industrial customer in Polk County, Florida. We also lease warehouses to store equipment and materials used in repairs and maintenance for our businesses.
Some of our leases are subject to annual changes in the Consumer Price Index (“CPI”). While lease liabilities are not re-measured as a result of changes to the CPI, changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. A 100-basis-point increase in CPI would not have resulted in material additional annual lease costs. Most of our leases include options to renew, with renewal terms that can extend the lease term from one to 25

Chesapeake Utilities Corporation 2019 Form 10-K Page 76

Notes to the Consolidated Financial Statements

years or more. The exercise of lease renewal options is at our sole discretion. The amounts disclosed in our consolidated balance sheet at December 31, 2019, pertaining to the right-of-use assets and lease liabilities, are measured based on our current expectations of exercising our available renewal options. Our existing leases are not subject to any restrictions or covenants which preclude our ability to pay dividends, obtain financing or enter into additional leases. As of December 31, 2019, we have not entered into any leases, which have not yet commenced, that would entitle us to significant rights or create additional obligations. The following table presents information related to our total lease cost included in our consolidated statements of income:

		Year Ended
		December 31,
( in thousands)	Classification	2019	2018
Operating lease cost (1)	Operations expense	$2,577	$3,339
Finance lease cost:
Amortization of lease assets	Depreciation and amortization	650	1,451
Interest on lease liabilities	Interest expense	5	49
Net lease cost		$3,232	$4,839
(1) Includes short-term leases and variable lease costs, which are immaterial.

The following table presents the balance and classifications of our right-of-use assets and lease liabilities included in our consolidated balance sheet at December 31, 2019:

(in thousands)	Balance sheet classification	Amount
Assets
Operating lease assets	Operating lease right-of-use assets	$11,563
Liabilities
Current
Operating lease liabilities	Other accrued liabilities	1,705
Noncurrent
Operating lease liabilities	Operating lease - liabilities	9,896
Total lease liabilities		$11,601

The following table presents our weighted-average remaining lease term and weighted-average discount rate for our operating leases at December 31, 2019:

December 31, 2019
Weighted-average remaining lease term (in years)
Operating leases	8.88
Weighted-average discount rate
Operating leases	3.8%

The following table presents additional information related to cash paid for amounts included in the measurement of lease liabilities included in our consolidated statements of cash flows as of December 31, 2019 and 2018:

	Year Ended December 31,
(in thousands)	2019	2018
Operating cash flows from operating leases	$2,230	$2,759
Operating cash flows from finance leases	$5	$49
Financing cash flows from finance leases	$650	$1,451

Chesapeake Utilities Corporation 2019 Form 10-K     Page 77

Notes to the Consolidated Financial Statements

The following table presents the future undiscounted maturities of our operating leases at December 31, 2019 and for each of the next five years and thereafter:

(in thousands)	Operating Leases (1)
2020	$2,104
2021	1,866
2022	1,716
2023	1,719
2024	1,463
Thereafter	4,916
Total lease payments	13,784
Less: Interest	2,183
Present value of lease liabilities	$11,601
(1)  Operating lease payments include $3.7 million related to options to extend lease terms that are reasonably certain of being exercised.

16. STOCKHOLDERS' EQUITY
Accumulated Other Comprehensive (Loss)
Defined benefit pension and postretirement plan items, unrealized gains (losses) of our propane swap agreements, call options and natural gas futures and swap contracts, designated as commodity contracts cash flow hedges, are the components of our accumulated comprehensive income (loss). In 2018, we elected early adoption of ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. Accordingly, we reclassified stranded tax effects resulting from the TCJA from accumulated other comprehensive loss to retained earnings, related to our employee benefit plans and commodity contract cash flow hedges. The following table presents the changes in the balance of accumulated other comprehensive loss for the years ended December 31, 2019 and 2018. All amounts in the following tables are presented net of tax.

	Defined Benefit Pension and Postretirement Plan Items	Commodity Contract Cash Flow Hedges	Total
(in thousands)
As of December 31, 2017	$(4,743)	$471	$(4,272)
Other comprehensive loss before reclassifications	(602)	(3,130)	(3,732)
Amounts reclassified from accumulated other comprehensive income	439	1,759	2,198
Net current-period other comprehensive loss	(163)	(1,371)	(1,534)
Stranded tax reclassification to retained earnings	(1,022)	115	(907)
As of December 31, 2018	(5,928)	(785)	(6,713)
Other comprehensive income/(loss) before reclassifications	(872)	2,161	1,289
Amounts reclassified from accumulated other comprehensive income/(loss)	1,867	(2,595)	(728)
Net current-period other comprehensive income/(loss)	995	(434)	561
Prior-year reclassification	—	(115)	(115)
As of December 31, 2019	$(4,933)	$(1,334)	$(6,267)

The following table presents amounts reclassified out of accumulated other comprehensive income (loss) for the years ended December 31, 2019, 2018 and 2017. Deferred gains and losses of our commodity contracts cash flow hedges are recognized in earnings upon settlement.

Chesapeake Utilities Corporation 2019 Form 10-K Page 78

Notes to the Consolidated Financial Statements

	For the Year Ended December 31,
(in thousands)	2019	2018	2017
Amortization of defined benefit pension and postretirement plan items:
Prior service cost (1)	$77	$77	$77
Net gain (1)	(2,600)	(579)	(636)
Total before income taxes	(2,523)	(502)	(559)
Income tax benefit (4)	656	63	223
Net of tax	$(1,867)	$(439)	$(336)

Gains and losses on commodity contracts cash flow hedges
Propane swap agreements (2)	$1,520	$(647)	$1,607
Natural gas swaps (2)(3)	7	197	(822)
Natural gas futures (2)(3)	2,096	(2,010)	(456)
Total before income taxes	3,623	(2,460)	329
Income tax impact (4)	(1,028)	701	(159)
Net of tax	$2,595	$(1,759)	$170

Total reclassifications for the period	$728	$(2,198)	$(166)

(1) These amounts are included in the computation of net periodic benefits. See Note 17, Employee Benefit Plans, for additional details.
(2) These amounts are included in the effects of gains and losses from derivative instruments. See Note 8, Derivative Instruments, for additional details.
(3) PESCO's results are reflected as discontinued operations in our consolidated statements of income.
(4) The income tax benefit is included in income tax expense in the accompanying consolidated statements of income.
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
The Chesapeake Pension Plan, a qualified plan, was closed to new participants, effective January 1, 1999, and was frozen with respect to additional years of service and additional compensation, effective January 1, 2005. Benefits under the Chesapeake Pension Plan were based on each participant’s years of service and highest average compensation, prior to the freezing of the plan. Active participants on the date the Chesapeake Pension Plan was frozen were credited with two additional years of service. In 2019, we executed a de-risking strategy for the Chesapeake Pension Plan. As a result, during the fourth quarter of 2019, we purchased annuities for those retirees currently receiving monthly payments and offered lump-sum payments to terminated vested employees. Accordingly, the pension settlement expense associated with the de-risking strategy allocated to our Regulated Energy operations was recorded as regulatory assets or deferred pending regulatory approval authorizing recovery through rates. The remaining portion of the pension settlement expense totaling $0.7 million was recorded in other expense in our consolidated statement of income which reflected the amount allocated to our Unregulated Energy operations or was deemed not recoverable through the regulatory process.
The FPU Pension Plan, a qualified plan, covers eligible FPU non-union employees hired before January 1, 2005 and union employees hired before the respective union contract expiration dates in 2005 and 2006. Prior to the FPU merger, the FPU Pension Plan was frozen with respect to additional years of service and additional compensation, effective December 31, 2009.
The Chesapeake SERP, a nonqualified plan, is comprised of two sub-plans. The first sub-plan was frozen with respect to additional years of service and additional compensation as of December 31, 2004. Benefits under the Chesapeake SERP for the first sub-plan were based on each participant’s years of service and highest average compensation, prior to the freezing of the plan. Active participants on the date the Chesapeake SERP was frozen were credited with two additional years of service. The second sub-

Chesapeake Utilities Corporation 2019 Form 10-K     Page 79

Notes to the Consolidated Financial Statements

plan provides fixed payments for several executives who joined the Company as a result of an acquisition and whose agreements with the Company provided for this benefit.

The unfunded liability for all three plans at both December 31, 2019 and 2018, is included in the other pension and benefit costs liability in our consolidated balance sheets.
The following schedules set forth the funded status at December 31, 2019 and 2018 and the net periodic cost for the years ended December 31, 2019, 2018 and 2017 for the Chesapeake and FPU Pension Plans as well as the Chesapeake SERP:

	Chesapeake Pension Plan		FPU Pension Plan		Chesapeake SERP
At December 31,	2019	2018	2019	2018	2019	2018
(in thousands)
Change in benefit obligation:
Benefit obligation — beginning of year	$10,712	$11,443	$59,377	$64,664	$2,285	$2,428
Interest cost	375	384	2,452	2,339	74	83
Actuarial loss (gain)	1,443	(610)	6,508	(4,739)	159	(74)
Effect of settlement	(5,833)	—	—	—	—	—
Benefits paid	(483)	(505)	(3,033)	(2,887)	(361)	(152)
Benefit obligation — end of year	6,214	10,712	65,304	59,377	2,157	2,285
Change in plan assets:
Fair value of plan assets — beginning of year	8,649	9,350	43,601	48,396	—	—
Actual return on plan assets	1,180	(647)	7,978	(3,113)	—	—
Employer contributions	1,117	451	1,157	1,205	361	152
Effect of settlement	(5,833)	—	—	—		—
Benefits paid	(483)	(505)	(3,033)	(2,887)	(361)	(152)
Fair value of plan assets — end of year	4,630	8,649	49,703	43,601	—	—
Reconciliation:
Funded status	(1,584)	(2,063)	(15,601)	(15,776)	(2,157)	(2,285)
Accrued pension cost	$(1,584)	$(2,063)	$(15,601)	$(15,776)	$(2,157)	$(2,285)
Assumptions:
Discount rate	3.00%	4.00%	3.25%	4.25%	3.00%	4.00%
Expected return on plan assets	6.00%	6.00%	6.50%	6.50%	—%	—%

	Chesapeake Pension Plan			FPU Pension Plan			Chesapeake SERP
For the Years Ended December 31,	2019 (1)	2018	2017	2019	2018	2017	2019	2018	2017
(in thousands)
Components of net periodic pension cost:
Interest cost	$375	$384	$402	$2,452	$2,339	$2,482	$74	$83	$89
Expected return on assets	(487)	(542)	(495)	(2,770)	(3,091)	(2,779)	—	—	—
Amortization of actuarial loss	391	343	399	505	404	513	85	101	87
Settlement expense	1,982	—	—	—	—	—	58	—	—
Net periodic pension cost	2,261	185	306	187	(348)	216	217	184	176
Amortization of pre-merger regulatory asset	—	—	—	543	761	761	—	—	—
Total periodic cost	$2,261	$185	$306	$730	$413	$977	$217	$184	$176
Assumptions:
Discount rate	3.00%	3.50%	3.75%	4.25%	3.75%	4.00%	4.00%	3.50%	3.75%
Expected return on plan assets	6.00%	6.00%	6.00%	6.50%	6.50%	6.50%	—%	—%	—%

Chesapeake Utilities Corporation 2019 Form 10-K Page 80

Notes to the Consolidated Financial Statements

(1) As a result of annuity purchases and lump sum payments associated with the de-risking of the Chesapeake Pension Plan, the discount rate for Chesapeake Pension Plan was remeasured which triggered settlement accounting expense in the fourth quarter of 2019. We recorded $0.7 million of the settlement expense in our consolidated statement of income which reflected a portion of the pension settlement expense that was deemed not recoverable through the regulatory process.

Included in the net periodic costs for the FPU Pension Plan is amortization of the FPU pension regulatory asset, which represents the portion attributable to FPU's regulated operations for the changes in funded status that occurred, but were not recognized as part of net periodic cost, prior to the merger with Chesapeake Utilities in October 2009. This was previously deferred as a regulatory asset to be recovered through rates pursuant to an order by the Florida PSC. At December 31, 2019, this regulatory asset was fully amortized. Excluding the service cost component, the other components of the net periodic costs have been recorded or reclassified to other expense, net of tax, in the consolidated statements of income.
Our funding policy provides that payments to the trustee of each qualified plan shall be equal to at least the minimum funding requirements of the Employee Retirement Income Security Act of 1974. The changes in investment types for the Chesapeake Pension Plan at December 31, 2019, compared to same period in 2018, are associated with the de-risking strategy executed during the fourth quarter of 2019. The following schedule summarizes the assets of the Chesapeake Pension Plan and the FPU Pension Plan, by investment type, at December 31, 2019, 2018 and 2017:

	Chesapeake Pension Plan			FPU Pension Plan
At December 31,	2019	2018	2017	2019	2018	2017
Asset Category
Equity securities	—%	49%	53%	53%	50%	55%
Debt securities	92%	41%	38%	37%	41%	37%
Other	8%	10%	9%	10%	9%	8%
Total	100%	100%	100%	100%	100%	100%

The investment policy of both the Chesapeake Utilities and FPU Pension Plans is designed to provide the capital assets necessary to meet the financial obligations of the plans. The investment goals and objectives are to achieve investment returns that, together with contributions, will provide funds adequate to pay promised benefits to present and future beneficiaries of the plans, earn a competitive return to increasingly fund a large portion of the plans’ retirement liabilities, minimize pension expense and cumulative contributions resulting from liability measurement and asset performance, and maintain the appropriate mix of investments to reduce the risk of large losses over the expected remaining life of each plan.
The following allocation range of asset classes is intended to produce a rate of return sufficient to meet the plans’ goals and objectives (this allocation range applied to Chesapeake Pension Plan prior to the de-risking strategy executed during the fourth quarter of 2019):

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

Chesapeake Utilities Corporation 2019 Form 10-K     Page 81

Notes to the Consolidated Financial Statements

At December 31, 2019 and 2018, the assets of the Chesapeake Pension Plan and the FPU Pension Plan were comprised of the following investments:

	Fair Value Measurement Hierarchy

	At December 31, 2019				At December 31, 2018
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
(in thousands)
Mutual Funds - Equity securities
U.S. Large Cap (1)	$3,553	$—	$—	$3,553	$3,399	$—	$—	$3,399
U.S. Mid Cap (1)	1,604	—	—	1,604	1,478	—	—	1,478
U.S. Small Cap (1)	726	—	—	726	670	—	—	670
International (2)	9,855	—	—	9,855	9,226	—	—	9,226
Alternative Strategies (3)	4,739	—	—	4,739	5,726	—	—	5,726
	20,477	—	—	20,477	20,499	—	—	20,499
Mutual Funds - Debt securities
Fixed income (4)	19,220	—	—	19,220	18,630	—	—	18,630
High Yield (4)	2,476	—	—	2,476	2,818	—	—	2,818
	21,696	—	—	21,696	21,448	—	—	21,448
Mutual Funds - Other
Commodities (5)	1,708	—	—	1,708	1,902	—	—	1,902
Real Estate (6)	2,288	—	—	2,288	2,216	—	—	2,216
Guaranteed deposit (7)	—	—	1,147	1,147	—	—	627	627
	3,996	—	1,147	5,143	4,118	—	627	4,745
Total Pension Plan Assets in fair value hierarchy	$46,169	$—	$1,147	47,316	$46,065	$—	$627	46,692
Investments measured at net asset value (8)				7,017				5,558
Total Pension Plan Assets				$54,333				$52,250

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

At December 31, 2019 and 2018, all of the investments were classified under the same fair value measurement hierarchy (Level 1 through Level 3) described under Note 9, Fair Value of Financial Instruments. The Level 3 investments were recorded at fair value based on the contract value of annuity products underlying guaranteed deposit accounts, which was calculated using discounted cash flow models. The contract value of these products represented deposits made to the contract, plus earnings at guaranteed crediting rates, less withdrawals and fees.

Chesapeake Utilities Corporation 2019 Form 10-K Page 82

Notes to the Consolidated Financial Statements

The following table sets forth the summary of the changes in the fair value of Level 3 investments for the years ended December 31, 2019 and 2018:

	For the Year Ended December 31,
	2019	2018
(in thousands)
Balance, beginning of year	$627	$436
Purchases	2,274	1,674
Transfers in	3,090	2,375
Disbursements	(4,907)	(3,872)
Investment income	63	14
Balance, end of year	$1,147	$627

Other Postretirement Benefits Plans
We sponsor two defined benefit postretirement health plans: the Chesapeake Postretirement Plan and the FPU Medical Plan. The following table sets forth the funded status at December 31, 2019 and 2018:

	Chesapeake Postretirement Plan		FPU Medical Plan
At December 31,	2019	2018	2019	2018
(in thousands)
Change in benefit obligation:
Benefit obligation — beginning of year	$1,002	$1,128	$1,187	$1,287
Interest cost	39	38	48	47
Plan participants contributions	149	136	38	41
Actuarial loss (gain)	73	(131)	47	(89)
Benefits paid	(163)	(169)	(96)	(99)
Benefit obligation — end of year	1,100	1,002	1,224	1,187
Change in plan assets:
Fair value of plan assets — beginning of year	—	—	—	—
Employer contributions(1)	14	33	58	58
Plan participants contributions	149	136	38	41
Benefits paid	(163)	(169)	(96)	(99)
Fair value of plan assets — end of year	—	—	—	—
Reconciliation:
Funded status	(1,100)	(1,002)	(1,224)	(1,187)
Accrued postretirement cost	$(1,100)	$(1,002)	$(1,224)	$(1,187)
Assumptions:
Discount rate	3.00%	4.00%	3.25%	4.25%
(1) The Chesapeake Postretirement Plan does not receive a Medicare Part-D subsidy. The FPU Medical Plan did not receive a significant subsidy for the post-merger period.

Chesapeake Utilities Corporation 2019 Form 10-K     Page 83

Notes to the Consolidated Financial Statements

Net periodic postretirement benefit costs for 2019, 2018, and 2017 include the following components:

	Chesapeake Postretirement Plan			FPU Medical Plan
For the Years Ended December 31,	2019	2018	2017	2019	2018	2017
(in thousands)
Components of net periodic postretirement cost:
Interest cost	$39	$38	$41	$48	$47	$50
Amortization of actuarial loss	46	58	53	—	—	—
Amortization of prior service cost (credit)	(77)	(77)	(77)	—	—	—
Net periodic cost	8	19	17	48	47	50
Amortization of pre-merger regulatory asset	—	—	—	8	8	8
Total periodic cost	$8	$19	$17	$56	$55	$58
Assumptions
Discount rate	4.00%	3.50%	3.75%	4.25%	3.75%	4.00%

The following table presents the amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss or as a regulatory asset as of December 31, 2019:

(in thousands)	Chesapeake Pension Plan	FPU Pension Plan	Chesapeake SERP	Chesapeake Postretirement Plan	FPU Medical Plan	Total
Prior service cost (credit)	$—	$—	$—	$(447)	$—	$(447)
Net loss (gain)	2,241	19,339	575	604	(32)	22,727
Total	$2,241	$19,339	$575	$157	$(32)	$22,280

Accumulated other comprehensive loss (gain) pre-tax(1)	$2,241	$3,674	$575	$157	$(6)	$6,641
Post-merger regulatory asset	—	15,665	—	—	(26)	15,639
Subtotal	2,241	19,339	575	157	(32)	22,280
Pre-merger regulatory asset	—	—	—	—	6	6
Total unrecognized cost	$2,241	$19,339	$575	$157	$(26)	$22,286
(1) The total amount of accumulated other comprehensive loss recorded on our consolidated balance sheet as of December 31, 2019 is net of income tax benefits of $1.7 million.
Pursuant to a Florida PSC order, FPU continues to record as a regulatory asset a portion of the unrecognized pension and postretirement benefit costs after the merger with Chesapeake Utilities related to its regulated operations, which is included in the above table as a post-merger regulatory asset. FPU continues to maintain and amortize a portion of the unrecognized postretirement benefit costs prior to the merger with Chesapeake Utilities related to its regulated operations, which is shown as a pre-merger regulatory asset. The portion of the regulatory asset related to the FPU Pension was fully amortized at December 31, 2019.

 Assumptions
The assumptions used for the discount rate to calculate the benefit obligations were based on the interest rates of high-quality bonds in 2019, considering the expected lives of each of the plans. In determining the average expected return on plan assets for each applicable plan, various factors, such as historical long-term return experience, investment policy and current and expected allocation, were considered. Since Chesapeake Utilities' plans and FPU’s plans have different expected plan lives, particularly in light of the lump-sum-payment option provided in the Chesapeake Pension Plan and the de-risking strategy implemented in the fourth quarter of 2019 for Chesapeake's Plan, different assumptions regarding discount rate and expected return on plan assets were selected for Chesapeake Utilities' and FPU’s plans. Since both pension plans are frozen with respect to additional years of service and compensation, the rate of assumed compensation increases is not applicable.

Chesapeake Utilities Corporation 2019 Form 10-K Page 84

Notes to the Consolidated Financial Statements

The health care inflation rate for 2019 used to calculate the benefit obligation is 5.0 percent for medical and 6.0 percent for prescription drugs for the Chesapeake Postretirement Plan; and 5.0 percent for both medical and prescription drugs for the FPU Medical Plan.
Estimated Future Benefit Payments
In 2020, we expect to contribute $0.3 million and $3.2 million to the Chesapeake Pension Plan and FPU Pension Plan, respectively, and $0.2 million to the Chesapeake SERP. We also expect to contribute $0.1 million to both the Chesapeake Postretirement Plan and FPU Medical Plan, in 2020.
The schedule below shows the estimated future benefit payments for each of the plans previously described:

	Chesapeake Pension Plan(1)	FPU Pension Plan(1)	Chesapeake SERP(2)	Chesapeake Postretirement Plan(2)	FPU Medical Plan(2)
(in thousands)
2020	$115	$3,281	$151	$90	$86
2021	$368	$3,348	$150	$87	$90
2022	$106	$3,424	$148	$85	$91
2023	$927	$3,498	$146	$67	$79
2024	$111	$3,549	$144	$64	$80
Years 2025 through 2029	$2,300	$18,429	$748	$264	$389
(1) The pension plan is funded; therefore, benefit payments are expected to be paid out of the plan assets.
(2) Benefit payments are expected to be paid out of our general funds.

Retirement Savings Plan
For the years ended December 31, 2019, 2018 and 2017, we sponsored a 401(k) Retirement Savings Plan. This plan is offered to all eligible employees who have completed three months of service. We match 100 percent of eligible participants’ pre-tax contributions to the Retirement Savings Plan up to a maximum of six percent of eligible compensation. The employer matching contribution is made in cash and is invested based on a participant’s investment directions. In addition, we may make a discretionary supplemental contribution to participants in the plan, without regard to whether or not they make pre-tax contributions. Any supplemental employer contribution is generally made in our common stock. With respect to the employer match and supplemental employer contribution, employees are 100 percent vested after two years of service or upon reaching 55 years of age while still employed by us. New employees who do not make an election to contribute and do not opt out of the Retirement Savings Plan will be automatically enrolled at a deferral rate of three percent, and the automatic deferral rate will increase by one percent per year up to a maximum of ten percent. All contributions and matched funds can be invested among the mutual funds available for investment.
Employer contributions to our Retirement Savings Plan totaled $5.7 million, $5.5 million, and $5.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, there were 831,183 shares of our common stock reserved to fund future contributions to the Retirement Savings Plan.
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

All obligations arising under the Non-Qualified Deferred Compensation Plan are payable from our general assets, although we have established a Rabbi Trust to informally fund the plan. Deferrals of cash compensation may be invested by the participants in various mutual funds (the same options that are available in the Retirement Savings Plan). The participants are credited with gains or losses on those investments. Deferred stock compensation may not be diversified. The participants are credited with dividends

Chesapeake Utilities Corporation 2019 Form 10-K     Page 85

Notes to the Consolidated Financial Statements

on our common stock in the same amount that is received by all other stockholders. Such dividends are reinvested into our common stock. Assets held in the Rabbi Trust, recorded as Investments on the consolidated balance sheet, had a fair value of $9.2 million and $6.7 million at December 31, 2019 and 2018, respectively. (See Note 10, Investments, for further details). The assets of the Rabbi Trust are at all times subject to the claims of our general creditors.
Deferrals of officer base compensation and cash bonuses and directors’ cash retainers are paid in cash. All deferrals of executive performance shares, which represent deferred stock units, and directors’ stock retainers are paid in shares of our common stock, except that cash is paid in lieu of fractional shares. The value of our stock held in the Rabbi Trust is classified within the stockholders’ equity section of the consolidated balance sheets and has been accounted for in a manner similar to treasury stock. The amounts recorded under the Non-Qualified Deferred Compensation Plan totaled $4.5 million and $3.9 million at December 31, 2019 and 2018, respectively, which are also shown as a deduction against stockholders' equity in the consolidated balance sheet.
18. SHARE-BASED COMPENSATION PLANS
Our non-employee directors and key employees have been granted share-based awards through our SICP. We record these share-based awards as compensation costs over the respective service period for which services are received in exchange for an award of equity or equity-based compensation. The compensation cost is based primarily on the fair value of the shares awarded, using the estimated fair value of each share on the date it was granted and the number of shares to be issued at the end of the service period. We have 449,868 shares of common stock reserved for issuance under the SICP.
The table below presents the amounts included in net income related to share-based compensation expense for the awards granted under the SICP for the years ended December 31, 2019, 2018 and 2017:

	For the Year Ended December 31,
	2019	2018	2017
(in thousands)
Awards to non-employee directors	$620	$539	$540
Awards to key employees	3,659	2,871	1,950
Total compensation expense	4,279	3,410	2,490
Less: tax benefit	(1,117)	(934)	(1,003)
Share-based compensation amounts included in net income	$3,162	$2,476	$1,487

Stock Options
There were no stock options outstanding or issued during the years 2017 through 2019.
Non-employee Directors
Shares granted to non-employee directors are issued in advance of these directors’ service periods and are fully vested as of the date of the grant. We record a prepaid expense equal to the fair value of the shares issued and amortize the expense equally over a service period of one year. In May 2018, each of our non-employee directors received an annual retainer of 792 shares of common stock under the SICP for board service through the 2019 Annual Meeting of Stockholders; accordingly, 7,128 shares, with a weighted average fair value of $75.70 per share, were issued and vested in 2018. In May 2019, each of our non-employee directors received an annual retainer of 751 shares of common stock under the SICP for service as a director through the 2020 Annual Meeting of Stockholders; accordingly, 6,759 shares, with a weighted average fair value of $93.14 per share, were issued and vested in 2019.
In January 2020, a newly appointed member of the Board of Directors received a pro-rated retainer of 254 shares of common stock under the SICP to serve as a non-employee director through the 2020 Annual Meeting of Stockholders. The shares awarded to the non-employee director immediately vested upon issuance in January 2020, had a weighted average fair value of $95.83 per share, and the expense will be recognized over the remaining service period ending on the 2020 Annual Meeting of Stockholders.
At December 31, 2019, there was $0.2 million of unrecognized compensation expense related to shares granted to non-employee directors. This expense will be recognized over the remaining service period ending on the 2020 Annual Meeting of Stockholders.
Our former President and Chief Executive Officer, Michael P. McMasters, retired as an executive officer on December 31, 2018 but continued as a member of the Board of Directors until the 2019 Annual Meeting of Stockholders. Mr. McMasters received a pro-rated grant of 276 shares of common stock under the SICP for service as a non-employee director from January 1, 2019 through May 8, 2019. The shares awarded to Mr. McMasters vested immediately upon issuance in January 2019, had a weighted average fair value of $81.30 per share, and were fully expensed as of the 2019 Annual Meeting of Stockholders.

Chesapeake Utilities Corporation 2019 Form 10-K Page 86

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
The table below presents the summary of the stock activity for awards to key employees:

	Number of Shares	Weighted Average Fair Value
Outstanding — December 31, 2017	132,642	$59.31
Granted	49,494	67.76
Vested	(29,786)	47.39
Vested - Accelerated pursuant to separation agreement	(16,676)	75.78
Expired	(3,933)	49.66
Outstanding — December 31, 2018	131,741	67.24
Granted (1)	88,048	92.74
Vested	(25,831)	67.08
Expired	(15,086)	69.28
Forfeited (2)	(21,055)	71.67
Outstanding — December 31, 2019	157,817	$80.28

(1) Includes 43,032 shares that were granted to certain key employees in December 2019 associated with their promotion.
(2) In conjunction with the retirement of two key employees during 2019, these shares were forfeited for the remainder of the service periods associated with awards granted during their employment with the Company.
The intrinsic value of these awards was $15.1 million, $10.7 million and $10.4 million in 2019, 2018 and 2017, respectively. At December 31, 2019, there was $4.3 million of unrecognized compensation cost related to these awards, which is expected to be recognized through 2021.
In June 2018, we entered into a separation agreement and release (the "Separation Agreement") with a former executive officer. Pursuant to the Separation Agreement, three awards, representing a total of 14,107 shares of common stock previously granted to the executive officer under the SICP, immediately vested at the time of separation; 2,569 shares were forfeited, and we recognized $1.1 million as share-based compensation expense.

In 2019, 2018 and 2017, we withheld shares with a value at least equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities with the executives electing to receive the net shares. The below table presents the number of shares withheld, amounts remitted to taxing authorities and the tax benefits associated with these obligations:

	For the Year Ended December 31,
	2019	2018	2017
(amounts except shares, in thousands)
Shares withheld to satisfy tax obligations	7,635	16,918	10,269
Amounts remitted to tax authorities to satisfy obligations	$692	$1,210	$692
Tax benefit associated with settlement of share based payments	$—	$—	$349

Chesapeake Utilities Corporation 2019 Form 10-K     Page 87

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
Delaware
Effect of the TCJA on Customers: In January 2019, the Delaware PSC approved the as-filed Delaware Division Delivery Service Rates reflecting the impact of the TCJA.  The new rates went into effect in March 2019. The refunds, which were retroactive to February 2018, were completed prior to the mandated deadline of June 2019.  The order also provided for a line item billing credit that went into effect in April 2019, for the return of the excess accumulated deferred income taxes ("ADIT").
CGS: In August 2019, we filed with the Delaware PSC an application seeking an order that will establish the regulatory accounting treatment and valuation methodology for the acquisition of propane CGS owned by our affiliate, Sharp, and the conversion of the CGS to natural gas service. We propose to acquire each CGS one at a time and to pay replacement cost for each CGS system. In addition, we are requesting authorization to pay for and capitalize the CGS residents’ behind-the-meter conversion costs. Our existing natural gas customers will be protected against subsidizing the acquisitions and conversions of the CGS systems because we will complete only those systems that meet our economic test. In September 2019, the Delaware PSC issued an order to open a docket for the purpose of reviewing our application and to conduct evidentiary hearings on the matter. We are currently responding to discovery requests and an evidentiary hearing is scheduled for the second quarter of 2020.
Maryland
Approval of the Elkton Gas Company Acquisition: In December 2019, we entered into an agreement with SJI to acquire its subsidiary, Elkton Gas Company, which provides natural gas distribution service to approximately 7,000 residential and commercial customers within a franchised area of Cecil County, Maryland. Upon completion of the transaction, Elkton Gas Company will become our wholly-owned subsidiary. The acquisition, which is expected to close in the second half of 2020, is subject to approval by the Maryland PSC. Elkton Gas Company's territory is contiguous to our franchised service territory in Cecil County, Maryland and it will continue to operate out of its existing office with the same local personnel.

Florida
Electric Limited Proceeding-Storm Recovery (Pre-Hurricane Michael): In February 2018, FPU filed a petition with the Florida PSC, requesting recovery of incremental storm restoration costs related to several hurricanes and tropical storms, along with the replenishment of the storm reserve to its pre-storm level of $1.5 million. As a result of these hurricanes and tropical storms, FPU’s storm reserve was depleted and, at the time of filing the petition, had a deficit of $0.8 million. This matter went to hearing in December 2018 and was subsequently approved at the March 2019 Agenda with the Final Order issued on March 25, 2019. FPU received approval to begin a surcharge on customer bills for two years beginning in April 2019, to recover storm-related costs and replenish the storm reserve.
Hurricane Michael: In October 2018, Hurricane Michael passed through FPU's electric distribution operation's service territory in Northwest Florida. The hurricane caused widespread and severe damage to FPU's infrastructure resulting in the loss of electric service to 100 percent of its customers in the Northwest Florida service territory. FPU, after exerting extraordinary hurricane restoration efforts, restored service to those customers who were able to accept it. FPU expended more than $65.0 million to restore service, which was recorded as new plant and equipment, charged against FPU’s accumulated depreciation or charged against FPU’s storm reserve. Additionally, amounts currently being reviewed by the Florida PSC for regulatory asset treatment have been recorded as receivables and other deferred charges. In December 2018 and January 2019, we executed two 13-month unsecured term loans as temporary financing for the Hurricane Michael-related expenditures, each in the amount of $30.0 million. The interest cost associated with these loans is the one-month LIBOR rate plus 75 basis points. In December 2019, we utilized the proceeds from the issuance of uncollateralized senior notes to repay the term notes issued in December 2018.
In August 2019, FPU filed a limited proceeding requesting recovery of storm-related costs associated with Hurricane Michael (capital and expenses) through a change in base rates. FPU also requested treatment and recovery of certain storm-related costs as regulatory assets for items currently not allowed to be recovered through the storm reserve as well as the recovery of capital replaced as a result of the storm. Recovery of these costs includes a component of an overall return on capital additions and regulatory assets. In the fourth quarter of 2019, FPU along with the Office of Public Counsel in Florida, filed a joint motion with the Florida PSC to approve an interim rate increase, subject to refund, pending the final ruling on the recovery of the restoration costs incurred. The petition was approved by the Florida PSC in November 2019 and temporary rate increases were implemented effective January 2020. FPU continues to work with the Florida PSC and expects to reach a final ruling in the second half of 2020.

Chesapeake Utilities Corporation 2019 Form 10-K Page 88

Notes to the Consolidated Financial Statements

Effect of the TCJA on Customers: In February 2018, the Florida PSC opened dockets to consider the impacts associated with the TCJA. In May 2018, FPU’s natural gas divisions filed petitions and supporting testimony regarding the disposition of the related impacts of the TCJA. Hearings on this matter took place in November 2018, and the staff's recommendation was approved by the Florida PSC at the February 2019 Agenda and final orders were issued on February 25, 2019. Staff’s recommendations are summarized in the table at the end of this section.
Electric Depreciation Study: In September 2019, FPU filed a petition, with the Florida PSC, for approval of its consolidated electric depreciation rates. The new rates will be effective January 1, 2020. The petition has not been scheduled for approval by the Florida PSC.
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
Palm Beach Expansion Project: In June 2019, Peninsula Pipeline filed with the Florida PSC for approval of its Transportation Service Agreement with FPU. Peninsula Pipeline will construct several new interconnection points and pipeline expansions in Palm Beach County, Florida, which will enable FPU to serve an industrial research park and several new residential developments. Peninsula Pipeline will provide transportation service to FPU, increasing reliability, system pressure as well as introducing diversity in fuel source for natural gas to serve the increased demand in these areas. The petition was approved by the Florida PSC at the August 6, 2019 Agenda. Interim services began in the fourth quarter of 2019.
Callahan Pipeline Project, Nassau County: In July 2019, Peninsula Pipeline filed a petition for approval of the firm transportation service agreement with FPU and the restructuring of the business and operational agreements between Peoples Gas, FPU and Seacoast Gas Transmission. Peninsula Pipeline will construct and jointly own 26 miles of 16 inch steel pipeline with Seacoast Gas Transmission and interconnect to the Cypress Pipeline interstate system in western Nassau County. The Callahan pipeline will terminate into the existing Peninsula Pipeline-Peoples Gas jointly owned pipeline, which serves Amelia Island and the Peoples Gas distribution system. Callahan pipeline will enhance FPU’s ability to expand service into Nassau County and will enable Peoples Gas to enhance its system pressure and reliability of its service in Duval County. This petition was approved by the Florida PSC at the December 10, 2019 Agenda. The project is expected to be placed in-service during the third quarter of 2020.
Eastern Shore
Del-Mar Energy Pathway Project: In December 2019, the FERC issued an order approving the construction of the Del-Mar Energy Pathway project. The order, which was applied for in September 2018 by Eastern Shore, approved the construction and operation of new facilities that will provide an additional 14,300 Dts/d of firm service to four customers. Facilities to be constructed include six miles of pipeline looping in Delaware; 13 miles of new mainline extension in Sussex County, Delaware and Wicomico and Somerset counties in Maryland; and new pressure control and delivery stations in these counties. The benefits of this project include: (i) additional natural gas transmission pipeline infrastructure in eastern Sussex County, Delaware, and (ii) extension of Eastern Shore’s pipeline system, for the first time, into Somerset County, Maryland. Eastern Shore anticipates that this project will be fully in-service by the beginning of the fourth quarter of 2021.
Renewable Natural Gas Tariff: In October 2019, Eastern Shore filed an application with the FERC to include renewable natural gas (biogas) utilization and standards in its tariff. Eastern Shore had proposed changes to its gas quality specifications that would enable it to accommodate renewable natural gas at various receipt points on its system. Changes to the gas quality specifications would ensure interchangeability of renewable natural gas with the natural gas currently delivered to Eastern Shore. The tariffs became effective November 2019 after the end of 30 days of no opposing comments.

Chesapeake Utilities Corporation 2019 Form 10-K     Page 89

Notes to the Consolidated Financial Statements

Summary TCJA Table

	Regulatory Liabilities related to ADIT
Operation and Regulatory Jurisdiction	Amount (in thousands)	Status	Status of Customer Rate impact related to lower federal corporate income tax rate
Eastern Shore (FERC)	$34,190	Will be addressed in Eastern Shore's next rate case filing.	Implemented one-time bill credit (totaling $0.9 million) in April 2018. Customer rates were adjusted in April 2018.
Delaware Division (Delaware PSC)	$12,847	PSC approved amortization of ADIT in January 2019.	Implemented one-time bill credit (totaling $1.5 million) in April 2019. Customer rates were adjusted in March 2019.
Maryland Division (Maryland PSC)	$4,087	PSC approved amortization of ADIT in May 2018.	Implemented one-time bill credit (totaling $0.4 million) in July 2018. Customer rates were adjusted in May 2018.
Sandpiper Energy (Maryland PSC)	$3,765	PSC approved amortization of ADIT in May 2018.	Implemented one-time bill credit (totaling $0.6 million) in July 2018. Customer rates were adjusted in May 2018.
Chesapeake Florida Gas Division/Central Florida Gas (Florida PSC)	$8,304	PSC issued order authorizing amortization and retention of net ADIT liability by the Company in February 2019.
Florida PSC's final order was issued in February 2019. Excluding GRIP, tax savings arising from the TCJA rate reduction will be retained by the Company.

GRIP: Tax savings for 2018 will be refunded to customers in 2020 through the annual GRIP cost recovery mechanism. Future customer GRIP surcharges will be adjusted to reflect tax savings associated with TCJA.

FPU Natural Gas (excludes Fort Meade and Indiantown) (Florida PSC)	$19,218	Same treatment on a net basis as Chesapeake Florida Gas Division (above).	Same treatment on a net basis as Chesapeake Florida Gas Division (above).
FPU Fort Meade and Indiantown Divisions	$294	Same treatment on a net basis as Chesapeake Florida Gas Division (above).	Tax rate reduction: The impact was immaterial for the divisions. GRIP (Applicable to Fort Meade division only): Same treatment as Chesapeake Florida Gas Division (above).
FPU Electric (Florida PSC)	$5,769	In January 2019, PSC issued order approving amortization of ADIT through purchased power cost recovery, storm reserve and rates.	TCJA benefit will flow back to its customers through a combination of reductions to the fuel cost recovery rate, base rates, as well as application to the storm reserve over the next several years.
Chesapeake Utilities Corporation 2019 Form 10-K Page 90

Notes to the Consolidated Financial Statements

Regulatory Assets and Liabilities
At December 31, 2019 and 2018, our regulated utility operations had recorded the following regulatory assets and liabilities included in our consolidated balance sheets. These assets and liabilities will be recognized as revenues and expenses in future periods as they are reflected in customers’ rates.

	As of December 31,
	2019	2018
(in thousands)
Regulatory Assets
Under-recovered purchased fuel and conservation cost recovery (1)	$5,144	$4,631
Under-recovered GRIP revenue (2)	—	165
Deferred postretirement benefits (3)	16,311	15,517
Deferred conversion and development costs (1)	20,881	16,727
Environmental regulatory assets and expenditures (4)	2,241	2,731
Acquisition adjustment (5)	30,329	33,255
Loss on reacquired debt (6)	869	942
Other	2,776	3,250
Total Regulatory Assets	$78,551	$77,218

Regulatory Liabilities
Self-insurance (7)	$873	$947
Over-recovered purchased fuel and conservation cost recovery (1)	2,724	5,856
Over-recovered GRIP revenue (2)	2,668	1,563
Storm reserve (7)	1,437	677
Accrued asset removal cost (8)	36,767	42,401
Deferred income taxes due to rate change (9)	89,191	91,236
Other	75	242
Total Regulatory Liabilities	$133,735	$142,922

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
(3) The Florida PSC allowed FPU to treat as a regulatory asset the portion of the unrecognized costs pursuant to ASC Topic 715, Compensation - Retirement Benefits, related to its regulated operations. In 2019, we recorded as a regulatory asset the portion of pension settlement expense associated with the de-risking of the Chesapeake Pension Plan pursuant to an order from the FERC that allowed us to defer Eastern Shore's portion. See Note 17, Employee Benefit Plans, for additional information.
(4) All of our environmental expenditures incurred to date and our current estimate of future environmental expenditures have been approved by various PSCs for recovery. See Note 20, Environmental Commitments and Contingencies, for additional information on our environmental contingencies.
(5) We are allowed to include the premiums paid in various natural gas utility acquisitions in Florida in our rate bases and recover them over a specific time period pursuant to the Florida PSC approvals. We paid $34.2 million of the premium in 2009, including a gross up for income tax, because it is not tax deductible, and $0.7 million of the premium paid by FPU in 2010.
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

Chesapeake Utilities Corporation 2019 Form 10-K     Page 91

Notes to the Consolidated Financial Statements

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
As of December 31, 2019 and 2018, we had approximately $8.0 million and $9.1 million, respectively, in environmental liabilities, related to FPU’s MGP sites in Key West, Pensacola, Sanford and West Palm Beach. FPU has approval to recover, from insurance and from customers through rates, up to $14.0 million of its environmental costs related to its MGP sites. As of December 31, 2019 and 2018, we have recovered approximately $11.9 million and $11.5 million, respectively, leaving approximately $2.1 million and $2.5 million, respectively, in regulatory assets for future recovery from FPU’s customers.
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
West Palm Beach (Florida)
Remedial actions approved by the Florida Department of Environmental Protection have been implemented on the east parcel of the site. We expect to implement similar remedial actions on the site's west parcel in 2020.
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
Between $0.2 million and $0.5 million.

Chesapeake Utilities Corporation 2019 Form 10-K Page 92

Notes to the Consolidated Financial Statements

21. OTHER COMMITMENTS AND CONTINGENCIES
Natural Gas, Electric and Propane Supply
Our Delmarva Peninsula natural gas distribution operations had asset management agreements with PESCO to manage their natural gas transportation and storage capacity. The agreements were effective as of April 1, 2017, and each has a three-year term, expiring on March 31, 2020. As a result of the sale of PESCO's assets and contracts, effective October 1, 2019, these agreements are now managed by NJRES. See Note 4, Acquisitions and Divestitures for additional details regarding the sale of PESCO's assets and contracts.
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
FPU’s electric supply contracts require FPU to maintain an acceptable standard of creditworthiness based on specific financial ratios. FPU’s agreement with Florida Power & Light Company requires FPU to meet or exceed a debt service coverage ratio of 1.25 times based on the results of the prior 12 months. If FPU fails to meet this ratio, it must provide an irrevocable letter of credit or pay all amounts outstanding under the agreement within five business days. FPU’s electric supply agreement with Gulf Power requires FPU to meet the following ratios based on the average of the prior six quarters: (a) funds from operations interest coverage ratio (minimum of 2 times), and (b) total debt to total capital (maximum of 65 percent). If FPU fails to meet the requirements, it has to provide the supplier a written explanation of actions taken, or proposed to be taken, to become compliant. Failure to comply with the ratios specified in the Gulf Power agreement could also result in FPU having to provide an irrevocable letter of credit. As of December 31, 2019, FPU was in compliance with all of the requirements of its fuel supply contracts.
Eight Flags provides electricity and steam generation services through its CHP plant located on Amelia Island, Florida. Eight Flags sells power generated from the CHP plant to FPU pursuant to a 20-year power purchase agreement for distribution to our electric customers. Eight Flags also sells steam and heated water pursuant to a separate 20-year contract, to Rayonier on which the CHP plant is located. The CHP plant is powered by natural gas transported by FPU through its distribution system and Peninsula Pipeline through its intrastate pipeline.
The total purchase obligations for natural gas, electric and propane supplies are as follows:

Year	2020	2021-2022	2023-2024	Beyond 2024	Total
(in thousands)
Purchase Obligations	$60,735	$72,123	$60,049	$201,131	$394,038

Corporate Guarantees
The Board of Directors has authorized us to issue corporate guarantees securing obligations of our subsidiaries and to obtain letters of credit securing our subsidiaries' obligations. The maximum authorized liability under such guarantees and letters of credit as of December 31, 2019 was $37.0 million. The aggregate amount guaranteed at December 31, 2019 was approximately $24.7 million, of which $16.3 million is related to the operations of PESCO, with the guarantees expiring on various dates through October 2020. The amounts related to PESCO will decrease as soon as those guarantees are transferred to the respective counterparties. See Note 4, Acquisitions and Divestitures, for additional details on the sale of assets and contracts for PESCO.
Chesapeake Utilities also guarantees the payment of FPU’s first mortgage bonds. The maximum exposure under this guarantee is the outstanding principal plus accrued interest balances. The outstanding principal balances of FPU’s first mortgage bonds approximate their carrying values (see Note 13, Long-Term Debt, for further details).
As of December 31, 2019, we have issued letters of credit totaling approximately $5.4 million related to the electric transmission services for FPU's electric division, the firm transportation service agreement between TETLP and our Delaware and Maryland divisions and our current and previous primary insurance carriers. These letters of credit have various expiration dates through August 22, 2020. There have been no draws on these letters of credit as of December 31, 2019. We do not anticipate that the counterparties will draw upon these letters of credit, and we expect that they will be renewed to the extent necessary in the future. The outstanding letters of credit as of December 31, 2019 also included those issued to support the operations of our divested

Chesapeake Utilities Corporation 2019 Form 10-K     Page 93

Notes to the Consolidated Financial Statements

subsidiary, PESCO. As a result of the sale of assets and contracts for PESCO, letters of credit related to PESCO will be terminated early or expire without being renewed in 2020.
22. QUARTERLY FINANCIAL DATA (UNAUDITED)
In our opinion, the quarterly financial information shown below includes all adjustments necessary for a fair presentation of the operations for such periods. Due to the seasonal nature of our business, there are substantial variations in operations reported on a quarterly basis.

	For the Quarters Ended
	March 31	June 30	September 30	December 31
(in thousands except per share amounts)
2019 (1)
Operating Revenues	$160,464	$94,541	$92,626	$131,973
Operating Income	$44,123	$18,164	$14,358	$29,642
Net Income:
Income from Continuing Operations	$28,814	$8,913	$6,246	$17,169
Loss from Discontinued Operations, Net of Tax	(149)	(609)	(624)	(9)
Gain on sale of Discontinued Operations, Net of Tax	—	—	—	5,402
	$28,665	$8,304	$5,622	$22,562
Basic Earnings Per Share of Common Stock:
Earnings Per Share from Continuing Operations	$1.76	$0.54	$0.38	$1.05
Earnings/(Loss) Per Share from Discontinued Operations	(0.01)	(0.03)	(0.04)	0.33
	$1.75	$0.51	$0.34	$1.38
Diluted Earnings Per Share of Common Stock:
Earnings Per Share from Continuing Operations	$1.75	$0.54	$0.38	$1.04
Earnings/(Loss) Per Share from Discontinued Operations	(0.01)	(0.04)	(0.04)	0.33
	$1.74	$0.50	$0.34	$1.37
2018 (1)
Operating Revenues	$168,831	$93,872	$93,400	$134,214
Operating Income	$40,853	$12,238	$12,879	$28,873
Net Income:
Income from Continuing Operations	$27,271	$5,705	$6,090	$17,796
Income/(Loss) from Discontinued Operations	(415)	680	(552)	5
	$26,856	$6,385	$5,538	$17,801
Basic Earnings Per Share of Common Stock:
Earnings Per Share from Continuing Operations	$1.67	$0.35	$0.37	$1.09
Earnings/(Loss) Per Share from Discontinued Operations	(0.03)	0.04	(0.03)	—
	$1.64	$0.39	$0.34	$1.09
Diluted Earnings Per Share of Common Stock:
Earnings Per Share from Continuing Operations	$1.66	$0.35	$0.37	$1.09
Earnings/(Loss) Per Share from Discontinued Operations	(0.02)	0.04	(0.04)	—
	$1.64	$0.39	$0.33	$1.09
(1) The sum of the four quarters does not equal the total for the year due to rounding.

Chesapeake Utilities Corporation 2019 Form 10-K Page 94

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A. CONTROLS AND PROCEDURES.
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our Chief Executive Officer and Chief Financial Officer, with the participation of other Company officials, have evaluated our “disclosure controls and procedures” (as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.
CHANGE IN INTERNAL CONTROLS
There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2019, that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.
CEO AND CFO CERTIFICATIONS
Our Chief Executive Officer and Chief Financial Officer have filed with the SEC the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. In addition, on June 7, 2019, our Chief Executive Officer certified to the NYSE that he was not aware of any violation by us of the NYSE corporate governance listing standards.
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
Our management has evaluated and concluded that our internal control over financial reporting was effective as of December 31, 2019.
Our independent auditors, Baker Tilly Virchow Krause, LLP, have audited the effectiveness of our internal control over financial reporting as of December 31, 2019, as stated in their report which appears under Part II, Item 8. Financial Statements and Supplementary Data.

Chesapeake Utilities Corporation 2019 Form 10-K     Page 95

ITEM 9B. OTHER INFORMATION.
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE.

In November 2019, we announced that Lila A. Jaber, Regional Managing Shareholder who leads the regulatory and legislative government affairs practice in Florida for Gunster Yoakley & Stewart, P.A., was appointed to serve as a member of our Board of Directors effective January 1, 2020.

We have adopted a Code of Ethics that applies to our Principal Executive Officer, President, Principal Financial Officer, Principal Accounting Officer, Controller, Treasurer, and persons performing similar functions, which is a “code of ethics” as defined by applicable rules of the SEC. This Code of Ethics is publicly available on our website at https://chpk.com. If we make any amendments to this code other than technical, administrative or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of this code to our Principal Executive Officer, President, Principal Financial Officer, Principal Accounting Officer or Controller, we intend to disclose the nature of the amendment or waiver, its effective date and to whom it applies by posting such information on our website at the address and location specified above.

The remaining information required by this Item is incorporated herein by reference to the sections of our Proxy Statement captioned “Election of Directors (Proposal 1),” “Overview,” “Corporate Governance,” “Board of Directors and its Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item is incorporated herein by reference to the sections of our Proxy Statement captioned “Director Compensation,” “Executive Compensation” and “Compensation Discussion and Analysis".

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

Chesapeake Utilities Corporation 2019 Form 10-K Page 96

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

• Exhibit 3.7
Third Amendment to the Amended and Restated Bylaws of Chesapeake Utilities Corporation, effective May 8, 2019, is incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed May 14, 2019, File No. 001-11590.

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

Chesapeake Utilities Corporation 2019 Form 10-K     Page 97

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

• Exhibit 10.6*
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

• Exhibit 10.7*
Form of Performance Share Agreement, dated March 6, 2015 for the period 2015 to 2017, pursuant to Chesapeake Utilities Corporation 2013 Stock and Incentive Compensation Plan by and between Chesapeake Utilities Corporation and James F. Moriarty is incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the year ended September 30, 2015, File No. 001-11590.

• Exhibit 10.8*
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

Chesapeake Utilities Corporation 2019 Form 10-K Page 98

• Exhibit 10.9*
Chesapeake Utilities Corporation Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009, is incorporated herein by reference to Exhibit 10.27 of our Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-11590.

• Exhibit 10.10*
First Amendment to the Chesapeake Utilities Corporation Supplemental Executive Retirement Plan as amended and restated effective January 1, 2009, is incorporated herein by reference to Exhibit 10.30 of our Annual Report on Form 10-K for the year ended December 31, 2010, File No. 001-11590.

• Exhibit 10.11
Revolving Credit Agreement dated October 8, 2015, between Chesapeake Utilities Corporation and PNC Bank, National Association, Bank of America, N.A., Citizens Bank N.A., Royal Bank of Canada and Wells Fargo Bank, National Association as lenders, is incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the period ended September 30, 2015, File No. 001-11590.

• Exhibit 10.12
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

• Exhibit 10.13*
Executive Employment Agreement dated May 10, 2016, between Chesapeake Utilities Corporation and James F. Moriarty, is incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the year ended June 30, 2016, File No. 001-11590.

• Exhibit 10.14*
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

• Exhibit 10.15
Credit Agreement, dated November 28, 2017, by and between Chesapeake Utilities Corporation and Branch Banking and Trust Company is incorporated herein by reference to Exhibit 10.20 of our Annual Report on Form 10-K for the year ended December 31, 2018, File No. 001-11590.

• Exhibit 10.16*
Separation Agreement and Release, effective as of June 7, 2018, by and between Chesapeake Utilities Corporation and Elaine B. Bittner, is incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 8, 2018, File No. 001-11590.

• Exhibit 10.17*
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

• Exhibit 10.18
Term Note dated December 21, 2018 issued by Chesapeake Utilities Corporation in favor of PNC Bank, National Association is incorporated herein by reference to Exhibit 10.23 of our Annual Report on Form 10-K for the year ended December 31, 2018, File No. 001-11590.

• Exhibit 10.19*
Form of Performance Share Agreement, effective February 25, 2019 for the period January 01, 2019 to December 31, 2021, pursuant to Chesapeake Utilities Corporation 2013 Stock and Incentive Compensation Plan by and between Chesapeake Utilities Corporation and Jeffry M. Householder is incorporated herein by reference to Exhibit 10.24 of our Annual Report on Form 10-K for the year ended December 31, 2018, File No. 001-11590..

• Exhibit 10.20*
Executive Employment Agreement dated February 25, 2019, between Chesapeake Utilities Corporation and Jeffry M. Householder, is incorporated herein by reference to Exhibit 10.25 of our Annual Report on Form 10-K for the year ended December 31, 2018, File No. 001-11590.

• Exhibit 10.21
Term Note dated January 31, 2019 issued by Chesapeake Utilities Corporation in favor of Branch Banking & Trust Company is incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 30, 2019, File No. 001-11590.

Chesapeake Utilities Corporation 2019 Form 10-K     Page 99

• Exhibit 10.22
Term Loan Credit Agreement, dated January 31, 2019, by and between Chesapeake Utilities Corporation and Branch Banking and Trust Company is incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 30, 2019, File No. 001-11590.

• Exhibit 10.23*
Executive Retirement Agreement dated October 9, 2019, between Chesapeake Utilities Corporation and Stephen C. Thompson is incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, File No. 001-11590.

• Exhibit 10.24
Note Purchase Agreement dated November 19, 2019, between Chesapeake Utilities Corporation, The Guardian Life Insurance Company of America, The Guardian Insurance & Annuity Company, Inc., Berkshire Life Insurance Company of America, Thrivent Financial for Lutherans, United of Omaha Life Insurance Company, and CMFG Life Insurance Company is incorporated herein by reference to our Current Report on Form 8-K filed on November 20, 2019, File No. 001-11590.

• Exhibit 10.25*
Form of Performance Share Agreement, effective December 3, 2019 for the period 2019 to 2020, pursuant to Chesapeake Utilities Corporation 2013 Stock and Incentive Compensation Plan by and between Chesapeake Utilities Corporation and each of Jeffry M. Householder, Beth W. Cooper, James F. Moriarty and Kevin Webber is filed herewith.

• Exhibit 10.26*
Form of Performance Share Agreement, effective December 3, 2019 for the period 2019 to 2021, pursuant to Chesapeake Utilities Corporation 2013 Stock and Incentive Compensation Plan by and between Chesapeake Utilities Corporation and each of Jeffry M. Householder, Beth W. Cooper, James F. Moriarty and Kevin Webber is filed herewith.

• Exhibit 10.27*	Executive Employment Agreement dated December 4, 2019, between Chesapeake Utilities Corporation and Kevin Webber, is filed herewith.

• Exhibit 10.28*
Form of Performance Share Agreement, effective February 25, 2020 for the period 2020 to 2022, pursuant to Chesapeake Utilities Corporation 2013 Stock and Incentive Compensation Plan by and between Chesapeake Utilities Corporation and each of Jeffry M. Householder, Beth W. Cooper, James F. Moriarty and Kevin Webber is filed herewith.

• Exhibit 10.29*	Amendment to Executive Employment Agreement dated December 4, 2019, between Chesapeake Utilities Corporation and Jeffry M. Householder, is filed herewith.

• Exhibit 10.30*	Amendment to Executive Employment Agreement dated December 4, 2019, between Chesapeake Utilities Corporation and Beth W. Cooper, is filed herewith.

• Exhibit 10.31*	Amendment to Executive Employment Agreement dated December 4, 2019, between Chesapeake Utilities Corporation and James F. Moriarty, is filed herewith.

• Exhibit 21	Subsidiaries of the Registrant is filed herewith.

• Exhibit 23.1	Consent of Independent Registered Public Accounting Firm is filed herewith.

• Exhibit 31.1	Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to Exchange Act Rule 13a-14(a) and 15d – 14(a), is filed herewith.

• Exhibit 31.2	Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to Exchange Act Rule 13a-14(a) and 15d – 14(a), is filed herewith.

• Exhibit 32.1	Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350, is filed herewith.

• Exhibit 32.2	Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350, is filed herewith.

• Exhibit 101.INS XBRL Instance Document is filed herewith.

• Exhibit 101.SCH XBRL Taxonomy Extension Schema Document is filed herewith.

• Exhibit 101.CAL XBRL Taxonomy Extension Calculation Linkbase Document is filed herewith.

• Exhibit 101.DEF XBRL Taxonomy Extension Definition Linkbase Document is filed herewith.

• Exhibit 101.LAB XBRL Taxonomy Extension Label Linkbase Document is filed herewith.

Chesapeake Utilities Corporation 2019 Form 10-K Page 100

• Exhibit 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document is filed herewith.

• Exhibit 104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101.

*	Management contract or compensatory plan or agreement.
†	These agreements have not been filed herewith pursuant to Item 601(b)(4)(v) of Regulation S-K under the Securities Act of 1933, as amended. We hereby agree to furnish copies to the SEC upon request.

Chesapeake Utilities Corporation 2019 Form 10-K     Page 101

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
February 26, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JEFFRY M. HOUSEHOLDER	/S/ BETH W. COOPER
Jeffry M. Householder	Beth W. Cooper, Executive Vice President,
President, Chief Executive Officer and Director	Chief Financial Officer,
February 26, 2020	and Assistant Corporate Secretary
(Principal Financial and Accounting Officer)
February 26, 2020

/S/ JOHN R. SCHIMKAITIS	/S/ DENNIS S. HUDSON, III
John R. Schimkaitis	Dennis S. Hudson, III, Director
Chair of the Board and Director	February 26, 2020
February 26, 2020

/S/ EUGENE H. BAYARD, ESQ	/S/ LILA A. JABER
Eugene H. Bayard, Esq., Director	Lila A. Jaber, Director
February 26, 2020	February 26, 2020

/S/ THOMAS J. BRESNAN	/S/ PAUL L. MADDOCK, JR.
Thomas J. Bresnan, Director	Paul L. Maddock, Jr., Director
February 26, 2020	February 26, 2020

/S/ RONALD G. FORSYTHE, JR.	/S/ CALVERT A. MORGAN, JR.
Dr. Ronald G. Forsythe, Jr., Director	Calvert A. Morgan, Jr., Director
February 26, 2020	February 26, 2020

/S/ THOMAS P. HILL, JR.	/S/ DIANNA F. MORGAN
Thomas P. Hill, Jr., Director	Dianna F. Morgan, Director
February 26, 2020	February 26, 2020

Chesapeake Utilities Corporation 2019 Form 10-K Page 102

Chesapeake Utilities Corporation and Subsidiaries
Schedule II
Valuation and Qualifying Accounts

		Additions
For the Year Ended December 31,	Balance at Beginning of Year	Charged to Income	Other Accounts (1)	Deductions (2)	Balance at End of Year
(In thousands)
Reserve Deducted From Related Assets
Reserve for Uncollectible Accounts
2019	1,058	$1,392	$278	$(1,391)	$1,337
2018	876	1,119	133	(1,070)	1,058
2017	897	541	339	(901)	876
(1) Recoveries.
(2) Uncollectible accounts charged off.

Chesapeake Utilities Corporation 2019 Form 10-K     Page 103