Form 10-Q
period 2020-03-31
CHESAPEAKE UTILITIES CORP
filed 2020-05-06
CIK 19745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2020
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Common Stock, par value $0.4867 — 16,435,835 shares outstanding as of April 30, 2020.

GLOSSARY OF DEFINITIONS
ASC: Accounting Standards Codification issued by the FASB
Aspire Energy: Aspire Energy of Ohio, LLC
ASU: Accounting Standards Update issued by the FASB
Boulden: Boulden, Inc., an entity from whom we acquired certain propane operating assets
CDC: U.S. Centers for Disease Control and Prevention
CDD: Cooling Degree-Day
CGS: Community Gas Systems
Chesapeake or Chesapeake Utilities: Chesapeake Utilities Corporation, and its direct and indirect subsidiaries, as appropriate in the context of the disclosure
CHP: Combined heat and power plant
Company: Chesapeake Utilities Corporation, and its direct and indirect subsidiaries, as appropriate in the context of the disclosure
COVID-19: An infectious disease caused by a newly discovered coronavirus
Degree-Day: A degree-day is the measure of the variation in the weather based on the extent to which the average daily temperature (from 10:00 am to 10:00 am) falls above (CDD) or below (HDD) 65 degrees Fahrenheit
Delmarva Peninsula: A peninsula on the east coast of the U.S. occupied by Delaware and portions of Maryland and Virginia
Dt(s): Dekatherm(s), which is a natural gas unit of measurement that includes a standard measure for heating value
Dts/d: Dekatherms per day
Eastern Shore: Eastern Shore Natural Gas Company, a wholly-owned subsidiary of Chesapeake Utilities
Eight Flags: Eight Flags Energy, LLC, a subsidiary of Chesapeake OnSight Services, LLC

Elkton Gas: Elkton Gas Company, a subsidiary of SJI that we entered into an agreement to acquire in December 2019

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
MetLife: MetLife Investment Advisors, an institutional debt investment management firm, with which we have previously issued Senior Notes and which is a party to the current MetLife Shelf Agreement, as amended
MGP: Manufactured gas plant, which is a site where coal was previously used to manufacture gaseous fuel for industrial, commercial and residential use

NYL: New York Life Investors LLC, an institutional debt investment management firm, with which Chesapeake Utilities entered into a Shelf Agreement and issued Shelf Notes
Peninsula Pipeline: Peninsula Pipeline Company, Inc., a wholly-owned subsidiary of Chesapeake Utilities
Peoples Gas: Peoples Gas System division of Tampa Electric Company
PESCO: Peninsula Energy Services Company, Inc., a wholly-owned subsidiary of Chesapeake Utilities
Prudential: Prudential Investment Management Inc., an institutional investment management firm, with which Chesapeake Utilities entered into a previous Shelf Agreement, which has been subsequently amended, and issued Shelf Notes
PSC: Public Service Commission, which is the state agency that regulates utility rates and/or services in certain of our jurisdictions
Revolver: Our unsecured revolving credit facility with certain lenders
Sandpiper Energy: Sandpiper Energy, Inc., a wholly-owned subsidiary of Chesapeake Utilities
SEC: U.S. Securities and Exchange Commission
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
SJI: South Jersey Industries, Inc.
TCJA: Tax Cuts and Jobs Act enacted on December 22, 2017
TETLP: Texas Eastern Transmission, LP, an interstate pipeline interconnected with Eastern Shore's pipeline
Uncollateralized Senior Notes: Our unsecured long-term debt issued primarily to insurance companies on various dates
U.S.: The United States of America

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,
	2020	2019
(in thousands, except shares and per share data)
Operating Revenues
Regulated Energy	$102,955	$103,618
Unregulated Energy and other	49,755	56,846
Total Operating Revenues	152,710	160,464
Operating Expenses
Regulated Energy cost of sales	34,832	36,516
Unregulated Energy and other cost of sales	18,036	24,411
Operations	35,992	35,413
Maintenance	3,836	3,680
Depreciation and amortization	12,252	10,928
Other taxes	5,649	5,392
Total Operating Expenses	110,597	116,340
Operating Income	42,113	44,124
Other income (expense), net	3,318	(57)
Interest charges	5,814	5,628
Income from Continuing Operations Before Income Taxes	39,617	38,439
Income Taxes on Continuing Operations	10,591	9,625
Income from Continuing Operations	29,026	28,814
Loss from Discontinued Operations, Net of Tax	(96)	(150)
Net Income	$28,930	$28,664
Weighted Average Common Shares Outstanding:
Basic	16,414,773	16,384,927
Diluted	16,471,827	16,432,852

Basic Earnings Per Share of Common Stock:
Earnings from Continuing Operations	$1.77	$1.76
Loss from Discontinued Operations	(0.01)	(0.01)
Basic Earnings Per Share of Common Stock	$1.76	$1.75

Diluted Earnings Per Share of Common Stock:
Earnings from Continuing Operations	$1.77	$1.75
Loss from Discontinued Operations	(0.01)	(0.01)
Diluted Earnings Per Share of Common Stock	$1.76	$1.74
The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
	2020	2019
(in thousands)
Net Income	$28,930	$28,664
Other Comprehensive Income (Loss), net of tax:
Employee Benefits, net of tax:
Amortization of prior service cost, net of tax of $(5), and $(5), respectively	(14)	(14)
Net gain, net of tax of $28, and $42, respectively	80	121
Cash Flow Hedges, net of tax:
Unrealized gain on commodity contract cash flow hedges, net of tax of $2, and $1,194, respectively	7	2,982
Total Other Comprehensive Income, net of tax	73	3,089
Comprehensive Income	$29,003	$31,753
The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

Assets	March 31, 2020	December 31, 2019
(in thousands, except shares and per share data)
Property, Plant and Equipment
Regulated Energy	$1,447,089	$1,441,473
Unregulated Energy	274,970	265,209
Other businesses and eliminations	39,370	39,850
Total property, plant and equipment	1,761,429	1,746,532
Less: Accumulated depreciation and amortization	(345,206)	(336,876)
Plus: Construction work in progress	75,510	54,141
Net property, plant and equipment	1,491,733	1,463,797
Current Assets
Cash and cash equivalents	3,982	6,985
Trade and other receivables	46,730	50,899
Less: Allowance for credit losses	(1,421)	(1,337)
Trade receivables, net	45,309	49,562
Accrued revenue	16,931	20,846
Propane inventory, at average cost	5,136	5,824
Other inventory, at average cost	5,621	6,067
Regulatory assets	4,441	5,144
Storage gas prepayments	753	3,541
Income taxes receivable	15,230	20,050
Prepaid expenses	10,707	13,928
Derivative assets, at fair value	151	—
Other current assets	3,666	2,879
Total current assets	111,927	134,826
Deferred Charges and Other Assets
Goodwill	32,668	32,668
Other intangible assets, net	7,824	8,129
Investments, at fair value	7,217	9,229
Operating lease right-of-use assets	11,696	11,563
Regulatory assets	73,552	73,407
Receivables and other deferred charges	51,602	49,579
Total deferred charges and other assets	184,559	184,575
Total Assets	$1,788,219	$1,783,198

The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

Capitalization and Liabilities	March 31, 2020	December 31, 2019
(in thousands, except shares and per share data)
Capitalization
Stockholders’ equity
Preferred stock, par value $0.01 per share (authorized 2,000,000 shares), no shares issued and outstanding	$—	$—
Common stock, par value $0.4867 per share (authorized 50,000,000 shares)	7,998	7,984
Additional paid-in capital	259,521	259,253
Retained earnings	322,804	300,607
Accumulated other comprehensive loss	(6,194)	(6,267)
Deferred compensation obligation	5,468	4,543
Treasury stock	(5,468)	(4,543)
Total stockholders’ equity	584,129	561,577
Long-term debt, net of current maturities	440,183	440,168
Total capitalization	1,024,312	1,001,745
Current Liabilities
Current portion of long-term debt	15,600	45,600
Short-term borrowing	254,339	247,371
Accounts payable	52,568	54,068
Customer deposits and refunds	29,122	30,939
Accrued interest	5,014	2,554
Dividends payable	6,655	6,644
Accrued compensation	7,518	16,236
Regulatory liabilities	13,524	5,991
Derivative liabilities, at fair value	1,986	1,844
Other accrued liabilities	16,170	12,077
Total current liabilities	402,496	423,324
Deferred Credits and Other Liabilities
Deferred income taxes	186,431	180,656
Regulatory liabilities	128,027	127,744
Environmental liabilities	6,046	6,468
Other pension and benefit costs	28,043	30,569
Operating lease liabilities	10,165	9,896
Deferred investment tax credits and other liabilities	2,699	2,796
Total deferred credits and other liabilities	361,411	358,129
Environmental and other commitments and contingencies (Notes 6 and 7)
Total Capitalization and Liabilities	$1,788,219	$1,783,198
The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2020	2019
(in thousands)
Operating Activities
Net income	$28,930	$28,664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,252	11,074
Depreciation and accretion included in other costs	2,361	2,135
Deferred income taxes	5,738	3,430
Realized gain on commodity contracts and sale of assets	(4,458)	(363)
Unrealized loss (gain) on investments and commodity contracts	1,511	(721)
Employee benefits and compensation	11	382
Share-based compensation	1,056	487
Changes in assets and liabilities:
Accounts receivable and accrued revenue	8,139	18,147
Propane inventory, storage gas and other inventory	3,921	7,207
Regulatory assets/liabilities, net	7,309	3,121
Prepaid expenses and other current assets	3,359	11,873
Accounts payable and other accrued liabilities	(4,243)	(44,783)
Income taxes receivable	4,820	6,241
Customer deposits and refunds	(1,817)	(4,445)
Accrued compensation	(8,766)	(5,548)
Other assets and liabilities, net	(1,315)	3,585
Net cash provided by operating activities	58,808	40,486
Investing Activities
Property, plant and equipment expenditures	(35,182)	(43,216)
Proceeds from sale of assets	4,106	115
Environmental expenditures	(422)	(268)
Net cash used in investing activities	(31,498)	(43,369)
Financing Activities
Common stock dividends	(6,483)	(5,877)
Issuance (repurchase) of stock under the Dividend Reinvestment Plan	192	(183)
Tax withholding payments related to net settled stock compensation	(977)	(692)
Change in cash overdrafts due to outstanding checks	(4,727)	84
Net borrowings (repayments) under line of credit agreements	11,695	(18,149)
Proceeds from issuance of long-term debt, net of offering fees	(13)	30,000
Repayment of long-term debt and capital lease obligation	(30,000)	(414)
Net cash (used) provided by financing activities	(30,313)	4,769
Net Increase (Decrease) in Cash and Cash Equivalents	(3,003)	1,886
Cash and Cash Equivalents—Beginning of Period	6,985	6,089
Cash and Cash Equivalents—End of Period	$3,982	$7,975
The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock (1)
(in thousands, except shares and per share data)	Number of Shares(2)	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation	Treasury Stock	Total
Balance at December 31, 2018	16,378,545	$7,971	$255,651	$261,530	$(6,713)	$3,854	$(3,854)	$518,439
Net income	—	—	—	28,664	—	—	—	28,664
Prior period reclassification	—	—	—	115	(115)	—	—	—
Other comprehensive income	—	—	—	—	3,089	—	—	3,089
Dividend declared ($0.3700 per share)	—	—	—	(6,198)	—	—	—	(6,198)
Dividend reinvestment plan	—	—	(1)	—	—	—	—	(1)
Share-based compensation and tax benefit (3)(4)	18,472	9	(343)	—	—	—	—	(334)
Treasury stock activities	—	—	—	—	—	522	(522)	—
Balance at March 31, 2019	16,397,017	$7,980	$255,307	$284,111	$(3,739)	$4,376	$(4,376)	$543,659

Balance at December 31, 2019	16,403,776	$7,984	$259,253	$300,607	$(6,267)	$4,543	$(4,543)	$561,577
Net income	—	—	—	28,930	—	—	—	28,930
Other comprehensive income	—	—	—	—	73	—	—	73
Dividend declared ($0.4050 per share)	—	—	—	(6,703)	—	—	—	(6,703)
Dividend reinvestment plan	3,743	2	352	—	—	—	—	354
Share-based compensation and tax benefit (3) (4)	25,586	12	(84)	—	—	—	—	(72)
Treasury stock activities	—	—	—	—	—	925	(925)	—
Cumulative effect of the adoption of ASU 2016-13	—	—	—	(30)	—	—	—	(30)
Balance at March 31, 2020	16,433,105	$7,998	$259,521	$322,804	$(6,194)	$5,468	$(5,468)	$584,129

(1)
2,000,000 shares of preferred stock at $0.01 par value have been authorized. No shares have been issued or are outstanding; accordingly, no information has been included in the statements of stockholders’ equity.

(2)	Includes 104,871 shares at March 31, 2020, and 95,329 shares at December 31, 2019, respectively, held in a Rabbi Trust related to our Non-Qualified Deferred Compensation Plan.

(3)	Includes amounts for shares issued for directors’ compensation.

(4)
The shares issued under the SICP are net of shares withheld for employee taxes. For the three months ended March 31, 2020 and 2019, we withheld 10,319 and 7,635 shares, respectively, for employee taxes.

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
The accompanying unaudited condensed consolidated financial statements have been prepared in compliance with the rules and regulations of the SEC and GAAP. In accordance with these rules and regulations, certain information and disclosures normally required for audited financial statements have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in our latest Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair presentation of our results of operations, financial position and cash flows for the interim periods presented.
Where necessary to improve comparability, prior period amounts have been changed to conform to current period presentation.
Due to the seasonality on our business, results for interim periods are not necessarily indicative of results for the entire fiscal year. Revenue and earnings are typically greater during the first and fourth quarters, when consumption of energy is highest due to colder temperatures.
Beginning in the third quarter of 2019, our management began executing a strategy to sell the operating assets of PESCO. In connection with this strategy, during the third and fourth quarter of 2019, we reached agreements with four entities to sell PESCO's assets and contracts. These transactions closed during the fourth quarter of 2019. As a result of the sale, we have fully exited the natural gas marketing business, which provided natural gas management and supply services to commercial and industrial customers in Florida, Delaware, Maryland, Pennsylvania, Ohio and other states. Accordingly, PESCO’s historical financial results are reflected in our condensed consolidated financial statements as discontinued operations, which required retrospective application to financial information for all periods presented. Refer to Note 3, Acquisitions and Divestitures for further information.
Effects of COVID-19
On March 13, 2020, the CDC declared a national emergency due to the rapidly growing outbreak of COVID-19. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country have imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These restrictions have significantly impacted economic conditions in the United States, and the economic impact is expected to continue as long as the social distancing restrictions remain in place. We are considered an “essential business,” which allows us to continue operational activities and construction projects while the social distancing restrictions remain in place. In response to the COVID-19 pandemic and related restrictions, we have implemented our pandemic response plan, which includes having all employees who can work remotely do so in order to promote social distancing and providing personal protective equipment to field employees to reduce the spread of COVID-19. For the first quarter of 2020, the COVID-19 impact on our results of operations or financial position was immaterial. Any future impact on our results of operations, liquidity or financial position from COVID-19, particularly from continued social distancing and other restrictions recommended or required by federal, state and local authorities, cannot be estimated at this time.  We are committed to communicating timely updates and will continue to monitor developments affecting our employees, customers, suppliers and shareholders and take additional precautions as warranted to operate safely and to comply with the CDC, state and local requirements in order to protect our employees, customers and the communities we serve.

FASB Statements and Other Authoritative Pronouncements
Recently Adopted Accounting Standards
Financial Instruments - Credit Losses (ASC 326) - In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which changes how entities account for credit losses for most financial assets and certain other instruments, and subsequent guidance which served to clarify or amend the original standard. ASU 2016-13 and the related amendments require entities to estimate lifetime expected credit losses for trade receivables and to provide additional disclosure related to credit losses. We adopted ASU 2016-13 on January 1, 2020 and recorded an immaterial cumulative effect in retained earnings as of that date. As a result, prior period financial information has not been recast and continues to be reported under the accounting guidance that was effective during those periods.

Our estimate for expected credit losses has been developed by analyzing our portfolio of financial assets that present potential credit exposure risk. These assets consist solely of our trade receivables from customers and contract assets. The estimate is based on five years of historical collections experience, a review of current economic and operating conditions in our service territories, and an examination of economic indicators which provide a reasonable and supportable basis of potential future activity. Those indicators include metrics which we believe provide insight into the future collectability of our trade receivables such as unemployment rates and economic growth statistics in our service territories.
When determining estimated credit losses we analyzed the balance of our trade receivables based on the underlying service line they pertain to. This resulted in an examination of trade receivables from our energy distribution, energy transmission, energy delivery services and propane operations service lines. Our energy distribution service line consists of all our regulated distribution utility operations on the Delmarva Peninsula and throughout Florida. These business units have the ability to recover their costs through the rate making process, which can include consideration for amounts historically written off as a component of their rate base. Therefore, they possess a mechanism to recover credit losses which we believe reduces their exposure to credit risk. Our energy transmission and energy delivery service business units consist of our natural gas pipelines and our mobile CNG delivery operations. The majority of the customer base these business units serve are regulated distribution utilities who also have the ability to recover their costs. We believe this cost recovery mechanism significantly reduces the amount of credit risk they present. Our propane operations are unregulated and do not have the same ability to recover their costs as our regulated operations. However, historically our propane operations have not had material write offs relative to the amounts of revenues earned.
Our estimate of expected credit losses reflects our anticipated losses associated with our trade receivables as a result of non-payment from our customers beginning the day the trade receivable is established. We believe the risk of loss associated with trade receivables classified as current presents the least amount of credit exposure risk and therefore, we assign a lower estimate to our current trade receivables. As our trade receivables age outside of their expected due date, our estimate increases. Our allowance for credit losses relative to the balance of our trade receivables has historically been immaterial as a result of on time payment activity from our customers.
During the first quarter of 2020, the COVID-19 virus began to rapidly spread within the United States. Federal, state and local governments throughout the country imposed restrictions to promote social distancing to slow the spread of the virus, which has also had the effect of limiting commercial activity. These measures have resulted in significant job loss and a slowing of economic activity across the United States and in the areas that we serve. At this time it is unclear as to when these restrictions might be eased or lifted, and the timing and extent to which they are lifted or eased may be determined by the state and local authorities with guidance from the CDC. We have been identified as an “essential business” which allows us to continue operational activity and construction projects with social distancing restrictions in place. We considered the impact of the COVID-19 virus for the first quarter of 2020 and will continue to monitor developments which impact our customers’ ability to pay and revise our estimates as new information becomes available.
Our prior estimates for expected credit losses had not included an evaluation of current conditions or forward-looking economic indicators as we were not required to consider those factors under the previous incurred loss accounting guidance. The below table provides a reconciliation of our allowance for credit losses at March 31, 2020:

(in thousands)
Balance at December 31, 2019	$1,337
Additions:
Provision for credit losses	273
Recoveries	84
Deductions:
Write offs	(273)
Balance at March 31, 2020	$1,421

Fair Value Measurement (ASC 820) - In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which removes, modifies and adds certain disclosure requirements on fair value measurements in ASC 820. We adopted ASU 2018-13 for our annual and interim financial statements beginning January 1, 2020 and, since the changes only impacted disclosures, its adoption did not have a material impact on our financial position or results of operations.

Intangibles - Goodwill (ASC 350) - In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. ASU 2017-04 was effective for our annual and interim financial statements beginning January 1, 2020. The amendments included in this ASU are to be applied prospectively, and are not expected to have a material impact on our financial position or results of operations.

2.	Calculation of Earnings Per Share

	Three Months Ended
	March 31,
	2020	2019
(in thousands, except shares and per share data)
Calculation of Basic Earnings Per Share:
Income from Continuing Operations	$29,026	$28,814
Loss from Discontinued Operations	(96)	(150)
Net Income	$28,930	$28,664

Weighted average shares outstanding	16,414,773	16,384,927

Basic Earnings Per Share from Continuing Operations	$1.77	$1.76
Basic Loss Per Share from Discontinued Operations	(0.01)	(0.01)
Basic Earnings Per Share	$1.76	$1.75

Calculation of Diluted Earnings Per Share:
Reconciliation of Denominator:
Weighted shares outstanding—Basic	16,414,773	16,384,927
Effect of dilutive securities—Share-based compensation	57,054	47,925
Adjusted denominator—Diluted	16,471,827	16,432,852

Diluted Earnings Per Share from Continuing Operations	$1.77	$1.75
Diluted Loss Per Share from Discontinued Operations	(0.01)	(0.01)
Diluted Earnings Per Share	$1.76	$1.74

3.	Acquisitions and Divestitures

Acquisition of Elkton Gas
In December 2019, we entered into an agreement with SJI to acquire its subsidiary, Elkton Gas which provides natural gas distribution service to approximately 7,000 residential and commercial customers within a franchised area of Cecil County, Maryland. Upon completion of the transaction, Elkton Gas will become our wholly-owned subsidiary. The acquisition, which is expected to close in the third quarter of 2020, is subject to approval by the Maryland PSC. Elkton Gas’ territory is contiguous to our franchised service territory in Cecil County, Maryland. Elkton Gas will continue to operate out of its existing office with the same local personnel who are also expected to serve our existing franchised service territory in Cecil County.
Acquisition of Boulden
In December 2019, Sharp acquired certain propane operating assets of Boulden which provides propane distribution service to approximately 5,200 customers in Delaware, Maryland and Pennsylvania, for approximately $24.6 million, net of cash acquired. Additionally, the purchase price included $0.2 million of working capital. We recorded contingent consideration of $0.6 million related to the seller's adherence to various provisions contained in the contract through the first anniversary of the transaction closing. We accounted for the purchase of the operating assets of Boulden as a business combination and integrated the business into our Sharp operation. There are multiple strategic benefits to this acquisition including it: (i) overlays with the Elkton Gas acquisition to establish an integrated energy delivery platform in Cecil County, Maryland; (ii) includes an established customer base with opportunities for future growth; (iii) enables operational synergies, including supply, for the northern Delmarva Peninsula; and (iv) provides opportunities to market additional services and pricing programs to these customers.
In connection with this acquisition, we recorded $8.3 million in property, plant and equipment, $5.1 million in intangible assets associated with customer relationships and non-compete agreements and $11.2 million in goodwill, all of which is deductible for income tax purposes. The amounts recorded in conjunction with the acquisition are preliminary, and subject to adjustment based on contractual provisions and will be finalized in the fourth quarter of 2020. For the quarter ended March 31, 2020, Boulden generated operating revenue and income of $2.8 million and $1.4 million respectively.
Divestiture of PESCO
During the fourth quarter of 2019, we sold PESCO's assets and contracts in four separate transactions and exited the natural gas marketing business. As a result of the sales agreements, we began to report PESCO as discontinued operations during the third quarter of 2019 and excluded PESCO's performance from continuing operations for all periods presented and classified its assets and liabilities as held for sale where applicable.
We received a total of $22.9 million in cash consideration from the buyers, inclusive of working capital of $8.0 million. We recognized a pre-tax gain of $7.3 million ($5.4 million after tax) in connection with the closing of these transactions during the fourth quarter of 2019.

Operating revenues and costs of sales from the previous reporting periods, which were previously eliminated in consolidation, have been grossed up and are now reflected as a component of operating revenues and costs of sales for the three months ended March 31, 2019. We recast these amounts because, upon completion of the sales transactions, we continued to provide and receive services from the buyers through the remainder of the contractual terms.

A summary of discontinued operations presented in the condensed consolidated statements of income includes the following:

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Operating revenues(1)	$—	$77,022
Cost of sales(1)	(9)	75,162
Other operating expenses	116	1,991
Operating loss	(107)	(131)
Interest and other expense	(24)	(70)
Loss from Discontinued Operations before income taxes	(131)	(201)
Income tax benefit	(35)	(51)
Loss from Discontinued Operations, Net of Tax	$(96)	$(150)

(1) Included in operating revenues and cost of sales for the three months ended March 31, 2019, is $9.9 million representing amounts which had been previously eliminated in consolidation related to intercompany activity that will continue with the buyers after the disposition of the assets of PESCO.

Since the disposition of the assets and contracts of PESCO was completed in the fourth quarter 2019, there were no assets or liabilities classified as held for sale at March 31, 2020 and December 31, 2019.
We have elected not to separately disclose discontinued operations on the condensed consolidated statements of cash flows. The following table summarizes significant statements of cash flows data related to the discontinued operations of PESCO:

(in thousands)	Three Months Ended March 31, 2019
Depreciation and amortization	$146
Deferred income taxes	$1,396
Realized loss on commodity contracts	$584

Our Delmarva Peninsula natural gas distribution operations had asset management agreements with PESCO to manage their natural gas transportation and storage capacity. The agreements were effective as of April 1, 2017, and expired on March 31, 2020. As a result of the sale of the assets of PESCO, effective October 1, 2019, these agreements were managed by New Jersey Resource Energy Services Company through the remainder of the contract term. In March 2020, our Delmarva Peninsula natural gas distribution operations entered into asset management agreements with a third party to manage their natural gas transportation and storage capacity. The agreements were effective as of April 1, 2020, and expire on March 31, 2023. In addition to the asset management agreements, Eastern Shore had several firm transportation and capacity arrangements with PESCO which were included in the assets sold to United Energy Trading, LLC. Eastern Shore will continue to fulfill these arrangements throughout the remainder of their contractual term. These agreements currently have expiration dates of November 30, 2021.

4.     Revenue Recognition
We recognize revenue when our performance obligations under contracts with customers have been satisfied, which generally occurs when our businesses have delivered or transported natural gas, electricity or propane to customers. We exclude sales taxes and other similar taxes from the transaction price. Typically, our customers pay for the goods and/or services we provide in the month following the satisfaction of our performance obligation. The revenues in the following tables exclude operating revenues from PESCO that are now reflected as discontinued operations. The following table displays our revenue from continuing operations by major source based on product and service type for the three months ended March 31, 2020 and 2019:

	Three months ended March 31, 2020				Three Months Ended March 31, 2019
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Energy distribution
Delaware natural gas division	$26,567	$—	$—	$26,567	$27,549	$—	$—	$27,549
Florida natural gas division	8,477	—	—	8,477	7,900	—	—	7,900
FPU electric distribution	14,219	—	—	14,219	14,378	—	—	14,378
FPU natural gas distribution	25,444	—	—	25,444	23,786	—	—	23,786
Maryland natural gas division	9,138	—	—	9,138	10,047	—	—	10,047
Sandpiper Energy natural gas/propane operations	6,292	—	—	6,292	7,082	—	—	7,082
Total energy distribution	90,137	—	—	90,137	90,742	—	—	90,742

Energy transmission
Aspire Energy	—	9,781	—	9,781	—	13,470	—	13,470
Eastern Shore	19,279	—	—	19,279	19,056	—	—	19,056
Peninsula Pipeline	4,824	—	—	4,824	3,565	—	—	3,565
Total energy transmission	24,103	9,781	—	33,884	22,621	13,470	—	36,091

Energy generation
Eight Flags	—	4,323	—	4,323	—	4,142	—	4,142

Propane operations
Propane delivery operations	—	38,282	—	38,282	—	46,125	—	46,125

Energy delivery services
Marlin Gas Services	—	1,309	—	1,309	—	2,434	—	2,434
Other	—	20	—	20	—	—	—	—
Total energy delivery services	—	1,329	—	1,329	—	2,434	—	2,434

Other and eliminations
Eliminations	(11,285)	(25)	(4,409)	(15,719)	(9,745)	(5,496)	(4,366)	(19,607)
Other	—	341	133	474	—	405	132	537
Total other and eliminations	(11,285)	316	(4,276)	(15,245)	(9,745)	(5,091)	(4,234)	(19,070)

Total operating revenues (1)	$102,955	$54,031	$(4,276)	$152,710	$103,618	$61,080	$(4,234)	$160,464
(1) Total operating revenues for the three months ended March 31, 2020, include other revenue (revenues from sources other than contracts with customers) of $0.7 million and $0.1 million for our Regulated and Unregulated Energy segments, respectively, and $0.1 million and $0.1 million for our Regulated and Unregulated Energy segments, respectively, for the three months ended March 31, 2019. The sources of other revenues include revenue from alternative revenue programs related to revenue normalization for the Maryland division and Sandpiper and late fees

Contract balances
The timing of revenue recognition, customer billings and cash collections results in trade receivables, unbilled receivables (contract assets), and customer advances (contract liabilities) in our condensed consolidated balance sheets. The balances of our trade receivables, contract assets, and contract liabilities as of March 31, 2020 and December 31, 2019 were as follows:

	Trade Receivables	Contract Assets (Current)	Contract Assets (Non-current)	Contract Liabilities (Current)
(in thousands)
Balance at 12/31/2019	$47,430	$18	$3,465	$589
Balance at 3/31/2020	43,614	18	4,098	428
Increase (decrease)	$(3,816)	$—	$633	$(161)

Our trade receivables are included in trade and other receivables in the condensed consolidated balance sheets. Our current contract assets are included in other current assets in the condensed consolidated balance sheets. Our non-current contract assets are included in receivables and other deferred charges in the condensed consolidated balance sheets and primarily relate to operations and maintenance costs incurred by Eight Flags that have not yet been recovered through rates for the sale of electricity to our electric distribution operation pursuant to a long-term service agreement.

At times, we receive advances or deposits from our customers before we satisfy our performance obligation, resulting in contract liabilities. Contract liabilities are included in other accrued liabilities in the condensed consolidated balance sheets and relate to non-refundable prepaid fixed fees for our Mid-Atlantic propane delivery operation's retail offerings. Our performance obligation is satisfied over the term of the respective retail offering plan on a ratable basis. For the three months ended March 31, 2020 and 2019, we recognized revenue of $0.4 million and $0.3 million, respectively.

Remaining performance obligations
Our businesses have long-term fixed fee contracts with customers in which revenues are recognized when performance obligations are satisfied over the contract term. Revenue for these businesses for the remaining performance obligations, at March 31, 2020, are expected to be recognized as follows:

(in thousands)	2020	2021	2022	2023	2024	2025	2026 and thereafter
Eastern Shore and Peninsula Pipeline	$28,084	$34,404	$27,249	$21,795	$19,548	$18,699	$177,607
Natural gas distribution operations	2,992	4,124	5,167	4,936	4,699	4,166	32,996
FPU electric distribution	424	566	566	566	566	275	825
Total revenue contracts with remaining performance obligations	$31,500	$39,094	$32,982	$27,297	$24,813	$23,140	$211,428

5.	Rates and Other Regulatory Activities

Our natural gas and electric distribution operations in Delaware, Maryland and Florida are subject to regulation by their respective PSC; Eastern Shore, our natural gas transmission subsidiary, is subject to regulation by the FERC; and Peninsula Pipeline, our intrastate pipeline subsidiary, is subject to regulation (excluding cost of service) by the Florida PSC.
Delaware
CGS: In August 2019, we filed with the Delaware PSC an application seeking an order that will establish the regulatory accounting treatment and valuation methodology for the acquisition of propane CGS owned by our affiliate, Sharp, and the conversion of the CGS to natural gas service. We propose to acquire each CGS one at a time and to pay replacement cost for each CGS system. In addition, we are requesting authorization to pay for and capitalize the CGS residents’ behind-the-meter conversion costs. Our existing natural gas customers will be protected against subsidizing the acquisitions and conversions of the CGS systems because we will complete only those systems that meet our economic test. In September 2019, the Delaware PSC issued an order to open a docket for the purpose of reviewing our application and to conduct evidentiary hearings on the matter. A final order is anticipated in the second quarter of 2020.
Maryland
Approval of the Elkton Gas Acquisition: In December 2019, we entered into an agreement with SJI to acquire its subsidiary, Elkton Gas, which provides natural gas distribution service to approximately 7,000 residential and commercial customers within a franchised area of Cecil County, Maryland. Upon completion of the transaction, Elkton Gas will become our wholly-owned subsidiary. The acquisition, which is expected to close in the third quarter of 2020, is subject to approval by the Maryland PSC. Elkton Gas territory is contiguous to our franchised service territory in Cecil County, Maryland. We expect Elkton Gas will continue to operate out of its existing office with the same local personnel.
Application for Authority to Exercise a Franchise: In March 2020, we filed with the Maryland PSC an application seeking approval to exercise a franchise granted to us by the Board of County Commissioners of Somerset County, Maryland dated December 2019. We are anticipating a decision by the Maryland PSC in the second quarter of 2020.
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
In August 2019, FPU filed a limited proceeding requesting recovery of storm-related costs associated with Hurricane Michael (capital and expenses) through a change in base rates. FPU also requested treatment and recovery of certain storm-related costs as regulatory assets for items currently not allowed to be recovered through the storm reserve as well as the recovery of capital replaced as a result of the storm. Recovery of these costs includes a component of an overall return on capital additions and regulatory assets. In the fourth quarter of 2019, FPU along with the Office of Public Counsel in Florida, filed a joint motion with the Florida PSC to approve an interim rate increase, subject to refund, pending the final ruling on the recovery of the restoration costs incurred. The petition was approved by the Florida PSC in November 2019 and temporary rate increases were implemented effective January 2020. The Company has fully reserved these interim rates, pending a final resolution and settlement of the limited proceeding.
In March 2020, we filed an update to our original filing to account for actual charges incurred through December 2019, revised the amortization period of the storm-related costs from 30 years as originally requested to 10 years, and included costs related to Hurricane Dorian of approximately $1.2 million in this filing. We continue to work with the Florida PSC and the petition is currently on the schedule for approval at the Florida PSC Agenda in September 2020.
Electric Depreciation Study: In September 2019, FPU filed a petition, with the Florida PSC, for approval of its consolidated electric depreciation rates. Once approved, we expect the new rates to be retroactively effective to January 1, 2020. The petition is currently on the schedule for approval at the Florida PSC agenda in September 2020.
Western Palm Beach Expansion Project: In June 2019, Peninsula Pipeline filed with the Florida PSC for approval of its Transportation Service Agreement with FPU. Peninsula Pipeline will construct several new interconnection points and pipeline expansions in Palm Beach County, Florida, which will enable FPU to serve an industrial research park and several new residential developments. Peninsula Pipeline will provide transportation service to FPU, increasing reliability, system pressure as well as introducing diversity in fuel source for natural gas to serve the increased demand in these areas. The petition was approved by the Florida PSC at the August 6, 2019 Agenda. Interim services began in the fourth quarter of 2019. The Company expects to complete the remainder of the project in phases through the third quarter of 2020.
Callahan Pipeline, Nassau County: In July 2019, Peninsula Pipeline filed a petition for approval of the firm transportation service agreement with FPU and the restructuring of the business and operational agreements between Peoples Gas, FPU and Seacoast Gas Transmission. This petition was approved by the Florida PSC at the December 10, 2019 Agenda. Peninsula Pipeline and Seacoast Gas Transmission are constructing a jointly owned 26-mile, 16-inch steel pipeline that interconnects to the Cypress Pipeline interstate system in western Nassau County in order to serve growing demand in both Nassau and Duval counties, Florida. The Callahan pipeline will terminate into the existing Peninsula Pipeline-Peoples Gas jointly owned pipeline, which serves Amelia Island and the Peoples Gas distribution system. The Callahan Pipeline will enhance FPU’s ability to expand service into Nassau County and will enable Peoples Gas to enhance its system pressure and the reliability of its service in Duval County. The project is expected to be placed in-service during the third quarter of 2020.
Eastern Shore
Del-Mar Energy Pathway Project: In December 2019, the FERC issued an order approving the construction of the Del-Mar Energy Pathway project. The order, which was applied for in September 2018 by Eastern Shore, approved the construction and operation of new facilities that will provide an additional 14,300 Dts/d of firm service to four customers. Facilities to be constructed include six miles of pipeline looping in Delaware; 13 miles of new mainline extension in Sussex County, Delaware and Wicomico and Somerset Counties in Maryland; and new pressure control and delivery stations in these counties. The benefits of this project include: (i) additional natural gas transmission pipeline infrastructure in eastern Sussex County, Delaware, and (ii) extension of Eastern Shore’s pipeline system, for the first time, into Somerset County, Maryland. Construction on the project began in January 2020, and Eastern Shore anticipates that this project will be fully in-service by the beginning of the fourth quarter of 2021.

Capital Cost Surcharge: In December 2019, the FERC approved Eastern Shore’s proposed capital cost surcharge to become effective January 1, 2020. The surcharge, an approved item in the settlement of Eastern Shore’s last general rate case, allows Eastern Shore to recover capital costs associated with mandated highway or railroad relocation projects that required the replacement of existing Eastern Shore facilities. Eastern Shore expects to recover $0.5 million in capital cost surcharges on an annual basis.

Renewable Natural Gas Tariff: In October 2019, Eastern Shore filed an application with the FERC to include renewable natural gas (biogas) utilization and standards in its tariff. Eastern Shore had proposed changes to its gas quality specifications that would enable it to accommodate renewable natural gas at various receipt points on its system. Changes to the gas quality specifications would ensure interchangeability of renewable natural gas with the natural gas currently delivered to Eastern Shore. The tariffs became effective in November 2019.

COVID-19 Impact
We are monitoring the global outbreak of COVID-19 and taking steps to mitigate the potential risks posed by its spread. We provide an “essential service” to our customers which means that it is paramount that we keep our employees who operate our business safe and informed. We have taken and are continuously monitoring and updating precautions and protocols to ensure the safety of our employees and customers. As an “essential business” we are allowed to continue operational activity and construction projects with appropriate safety precautions, personal protective equipment and social distancing restrictions in place. We have taken steps to assure our customers that disconnections for non-payment will be temporarily suspended. We are also working with our suppliers to understand the potential impacts to our supply chain; if material negative impacts are identified, we will work to mitigate them. This is a rapidly evolving situation, and could lead to extended disruption of economic activity in our markets. We will continue to monitor developments affecting our employees, customers, suppliers and shareholders, and will take additional precautions as warranted to comply with the CDC, state and local requirements and recommendations to protect our employees, customers and the communities we serve.

As a result of these measures, we are incurring costs associated with crisis management and the pandemic response including restrictions put in place by the state PSCs on utility disconnects for non-payment, technology costs incurred to expand work from home capabilities, additional sanitation and cleaning costs and costs of acquiring personal protective equipment as well as other expenses. We are tracking and analyzing whether these costs qualify for cost recovery and could be classified as regulatory assets.

In April 2020, the Maryland PSC issued an order that authorized utilities to establish a regulatory asset to record prudently incurred incremental costs related to COVID-19, for the period beginning on March 16, 2020. The Maryland PSC found that the creation of a regulatory asset for COVID-19 related expenses will facilitate the recovery of those costs prudently incurred to serve customers during this period, and that the deferral of such costs is appropriate because the current catastrophic health emergency is outside the control of the utility and is a non-recurring event. We will continue to monitor similar orders issued by the FERC or the respective PSCs in our service territories to identify additional relief which could be available to our regulated businesses.

Summary TCJA Table

The following table summarizes the TCJA impact on our regulated businesses as of March 31, 2020:

	Regulatory Liabilities related to Accumulated Deferred Income Taxes ("ADIT")
Operation and Regulatory Jurisdiction	Amount (in thousands)	Status	Status of Customer Rate impact related to lower federal corporate income tax rate
Eastern Shore (FERC)	$34,190	Will be addressed in Eastern Shore's next rate case filing.	Implemented one-time bill credit (totaling $0.9 million) in April 2018. Customer rates were adjusted in April 2018.
Delaware Division (Delaware PSC)	$12,818	PSC approved amortization of ADIT in January 2019.	Implemented one-time bill credit (totaling $1.5 million) in April 2019. Customer rates were adjusted in March 2019.
Maryland Division (Maryland PSC)	$4,058	PSC approved amortization of ADIT in May 2018.	Implemented one-time bill credit (totaling $0.4 million) in July 2018. Customer rates were adjusted in May 2018.
Sandpiper Energy (Maryland PSC)	$3,752	PSC approved amortization of ADIT in May 2018.	Implemented one-time bill credit (totaling $0.6 million) in July 2018. Customer rates were adjusted in May 2018.
Chesapeake Florida Gas Division/Central Florida Gas (Florida PSC)	$8,274	PSC issued order authorizing amortization and retention of net ADIT liability by the Company in February 2019.
Florida PSC's final order was issued in February 2019. Excluding GRIP, tax savings arising from the TCJA rate reduction will be retained by the Company.

GRIP: Tax savings for 2018 will be refunded to customers in 2020 through the annual GRIP cost recovery mechanism. Future customer GRIP surcharges will be adjusted to reflect tax savings associated with TCJA.

FPU Natural Gas (excludes Fort Meade and Indiantown) (Florida PSC)	$19,209	Same treatment on a net basis as Chesapeake Florida Gas Division (above).	Same treatment on a net basis as Chesapeake Florida Gas Division (above).
FPU Fort Meade and Indiantown Divisions	$291	Same treatment on a net basis as Chesapeake Florida Gas Division (above).	Tax rate reduction: The impact was immaterial for the divisions. GRIP (Applicable to Fort Meade division only): Same treatment as Chesapeake Florida Gas Division (above).
FPU Electric (Florida PSC)	$5,704	In January 2019, PSC issued order approving amortization of ADIT through purchased power cost recovery, storm reserve and rates.	TCJA benefit is provided to customers through a combination of reductions to the fuel cost recovery rate, base rates, as well as application to the storm reserve over the next several years.

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
As of March 31, 2020 and December 31, 2019, we had approximately $7.6 million and $8.0 million, respectively, in environmental liabilities related to FPU’s MGP sites in Key West, Pensacola, Sanford and West Palm Beach. FPU has approval to recover, from insurance and from customers through rates, up to $14.0 million of its environmental costs related to its MGP sites. As of March 31, 2020 and December 31, 2019, we had recovered approximately $12.1 million and $11.9 million, respectively, leaving approximately $1.9 million and $2.1 million, respectively, in regulatory assets for future recovery from FPU’s customers.
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
Between $0.2 million and $0.5 million.

7.	Other Commitments and Contingencies
Natural Gas and Electric
In March 2020, our Delmarva Peninsula natural gas distribution operations entered into asset management agreements with a third party to manage their natural gas transportation and storage capacity. The agreements are effective as of April 1, 2020 and expire on March 31, 2023. Previously, our Delmarva Peninsula natural gas distribution operations had asset management agreements with PESCO to manage their natural gas transportation and storage capacity. See Note 3, Acquisitions and Divestitures for additional details regarding the sale of PESCO's assets and contracts.
In May 2019, our natural gas distribution operations and Eight Flags entered into separate asset management agreements with Emera Energy Services, Inc. to manage their natural gas transportation capacity. The parties entered into short-term agreements for a one-year term beginning July 2019 through July 2020. The parties also entered into long-term agreements for a 10-year term that will commence in July 2020.
Chesapeake Utilities' Florida Division has firm transportation service contracts with Florida Gas Transmission Company ("FGT") and Gulfstream Natural Gas System, LLC ("Gulfstream"). Pursuant to a capacity release program approved by the Florida PSC, all of the capacity under these agreements has been released to various third parties. Under the terms of these capacity release agreements, Chesapeake Utilities is contingently liable to FGT and Gulfstream should any party, that acquired the capacity through release, fail to pay the capacity charge. To date, Chesapeake Utilities has not been required to make a payment resulting from this contingency.
FPU’s electric supply contracts require FPU to maintain an acceptable standard of creditworthiness based on specific financial ratios. FPU’s agreement with Florida Power & Light Company requires FPU to meet or exceed a debt service coverage ratio of 1.25 times based on the results of the prior 12 months. If FPU fails to meet this ratio, it must provide an irrevocable letter of credit or pay all amounts outstanding under the agreement within five business days. FPU’s electric supply agreement with Gulf Power requires FPU to meet the following ratios based on the average of the prior six quarters: (a) funds from operations interest coverage ratio (minimum of two times), and (b) total debt to total capital (maximum of 65 percent). If FPU fails to meet the requirements, it has to provide the supplier a written explanation of actions taken, or proposed to be taken, to become compliant. Failure to comply with the ratios specified in the Gulf Power agreement could also result in FPU having to provide an irrevocable letter of credit. As of March 31, 2020, FPU was in compliance with all of the requirements of its fuel supply contracts.
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

Corporate Guarantees
The Board of Directors has authorized us to issue corporate guarantees securing obligations of our subsidiaries and to obtain letters of credit securing our subsidiaries' obligations. The maximum authorized liability under such guarantees and letters of credit as of March 31, 2020 was $37.0 million. The aggregate amount guaranteed at March 31, 2020 was approximately $17.9 million with the guarantees expiring on various dates through March 2, 2021. The amounts related to PESCO were $6.8 million and are expected to be terminated or transferred in the second quarter of 2020. See Note 3, Acquisitions and Divestitures, for additional details on the sale of assets and contracts for PESCO.
Chesapeake Utilities also guarantees the payment of FPU’s first mortgage bonds. The maximum exposure under this guarantee is the outstanding principal plus accrued interest balances. The outstanding principal balances of FPU’s first mortgage bonds approximate their carrying values (see Note 15, Long-Term Debt, for further details).
As of March 31, 2020, we have issued letters of credit totaling approximately $5.4 million related to the electric transmission services for FPU's electric division, the firm transportation service agreement between TETLP and our Delaware and Maryland divisions and our current and previous primary insurance carriers. These letters of credit have various expiration dates through October 22, 2020. There have been no draws on these letters of credit as of March 31, 2020. We do not anticipate that the counterparties will draw upon these letters of credit, and we expect that they will be renewed to the extent necessary in the future. The outstanding letters of credit as of March 31, 2020 also included those issued to support the operations of our divested subsidiary, PESCO. As a result of the sale of assets and contracts for PESCO, letters of credit associated with PESCO are expected to be terminated or transferred in the second quarter of 2020.

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

•
Unregulated Energy. Includes energy transmission, energy generation (the operations of our Eight Flags' CHP plant), propane operations, and our mobile compressed natural gas and pipeline solutions subsidiary. Also included in this segment are other unregulated energy services, such as energy-related merchandise sales and heating, ventilation and air conditioning, plumbing and electrical services. These operations are unregulated as to their rates and services. Effective in the third quarter of 2019, the natural gas marketing and related services subsidiary (PESCO), previously reported in the Unregulated Energy segment, are reflected in discontinued operations. See Note 3, Acquisitions and Divestitures for additional details of the sale of PESCO.

The remainder of our operations are presented as “Other businesses and eliminations,” which consists of unregulated subsidiaries that own real estate leased to Chesapeake Utilities, as well as certain corporate costs not allocated to other operations.
The following table presents financial information about our reportable segments:

	Three Months Ended
	March 31,
	2020	2019
(in thousands)
Operating Revenues, Unaffiliated Customers
Regulated Energy	$102,494	$103,071
Unregulated Energy	50,216	57,393
Total operating revenues, unaffiliated customers	$152,710	$160,464
Intersegment Revenues (1)
Regulated Energy	$461	$547
Unregulated Energy	3,815	3,687
Other businesses	132	132
Total intersegment revenues	$4,408	$4,366
Operating Income
Regulated Energy	$27,888	$29,741
Unregulated Energy	13,841	15,258
Other businesses and eliminations	384	(875)
Operating income	42,113	44,124
Other income (expense), net	3,318	(57)
Interest charges	5,814	5,628
Income from Continuing Operations before Income Taxes	39,617	38,439
Income Taxes on Continuing Operations	10,591	9,625
Income from Continuing Operations	29,026	28,814
Loss from Discontinued Operations, net of tax	(96)	(150)
Net Income	$28,930	$28,664

(1) All significant intersegment revenues are billed at market rates and have been eliminated from consolidated operating revenues.

(in thousands)	March 31, 2020	December 31, 2019
Identifiable Assets
Regulated Energy segment	$1,448,114	$1,434,066
Unregulated Energy segment	295,470	296,810
Other businesses and eliminations	44,635	52,322
Total identifiable assets	$1,788,219	$1,783,198

9.	Stockholder's Equity
Accumulated Other Comprehensive Loss
Defined benefit pension and postretirement plan items, unrealized gains (losses) of our propane swap agreements and natural gas swaps and futures contracts, designated as commodity contracts cash flow hedges, are the components of our accumulated other comprehensive loss. The following tables present the changes in the balance of accumulated other comprehensive (loss)/income as of March 31, 2020 and 2019. All amounts except the stranded tax reclassification are presented net of tax.

	Defined Benefit	Commodity
	Pension and	Contract
	Postretirement	Cash Flow
	Plan Items	Hedges	Total
(in thousands)
As of December 31, 2019	$(4,933)	$(1,334)	$(6,267)
Other comprehensive income before reclassifications	—	895	895
Amounts reclassified from accumulated other comprehensive income (loss)	66	(888)	(822)
Net current-period other comprehensive income	66	7	73
As of March 31, 2020	$(4,867)	$(1,327)	$(6,194)

(in thousands)
As of December 31, 2018	$(5,928)	$(785)	$(6,713)
Other comprehensive income before reclassifications	—	3,021	3,021
Amounts reclassified from accumulated other comprehensive income	107	(39)	68
Net prior-period other comprehensive income	107	2,982	3,089
Prior-year reclassification		(115)	(115)
As of March 31, 2019	$(5,821)	$2,082	$(3,739)

The following table presents amounts reclassified out of accumulated other comprehensive loss for the three months ended March 31, 2020 and 2019. Deferred gains or losses for our commodity contract cash flow hedges are recognized in earnings upon settlement.

	Three Months Ended
	March 31,
	2020	2019
(in thousands)
Amortization of defined benefit pension and postretirement plan items:
Prior service credit (1)	$19	$19
Net loss(1)	(108)	(163)
Total before income taxes	(89)	(144)
Income tax benefit	23	37
Net of tax	$(66)	$(107)
Gains and losses on commodity contracts cash flow hedges:
Propane swap agreements (2)	$1,227	$606
Natural gas swaps (2)(3)	—	11
Natural gas futures (2)(3)	—	(573)
Total before income taxes	1,227	44
Income tax benefit (expense)	(339)	(5)
Net of tax	888	39
Total reclassifications for the period	$822	$(68)

(1) These amounts are included in the computation of net periodic costs (benefits). See Note 10, Employee Benefit Plans, for additional details.
(2) These amounts are included in the effects of gains and losses from derivative instruments. See Note 13, Derivative Instruments, for additional details.
(3) PESCO's results for the first quarter of 2019 are reflected as discontinued operations in our condensed consolidated statements of income.
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
Net periodic benefit costs for our pension and post-retirement benefits plans for the three months ended March 31, 2020 and 2019 are set forth in the following tables:

	Chesapeake Pension Plan		FPU Pension Plan		Chesapeake SERP		Chesapeake Postretirement Plan		FPU Medical Plan
For the Three Months Ended March 31,	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
(in thousands)
Interest cost	$46	$105	$518	$615	$16	$21	$8	$10	$10	$12
Expected return on plan assets	(42)	(127)	(745)	(693)	—	—	—	—	—	—
Amortization of prior service credit	—	—	—	—	—	—	(19)	(19)	—	—
Amortization of net loss	65	101	135	129	5	26	12	12	—	—
Net periodic cost (benefit)	69	79	(92)	51	21	47	1	3	10	12
Amortization of pre-merger regulatory asset	—	—	—	190	—	—	—	—	2	2
Total periodic cost	$69	$79	$(92)	$241	$21	$47	$1	$3	$12	$14

We expect to record immaterial pension and postretirement benefit costs for 2020. The components of our net periodic costs have been recorded or reclassified to other expense, net in the condensed consolidated statements of income. Pursuant to a Florida PSC order, FPU continues to record, as a regulatory asset, a portion of the unrecognized postretirement benefit costs related to its regulated operations after the FPU merger. The portion of the unrecognized pension and postretirement benefit costs related to FPU’s unregulated operations and Chesapeake Utilities' operations is recorded to accumulated other comprehensive loss.

The following tables present the amounts included in the regulatory asset and accumulated other comprehensive loss that were recognized as components of net periodic benefit cost during the three months ended March 31, 2020 and 2019:

For the Three Months Ended March 31, 2020	Chesapeake Pension Plan	FPU Pension Plan	Chesapeake SERP	Chesapeake Postretirement Plan	FPU Medical Plan	Total
(in thousands)
Prior service credit	$—	$—	$—	$(19)	$—	$(19)
Net loss	65	135	5	12	—	217
Total recognized in net periodic benefit cost	65	135	5	(7)	—	198

Recognized from accumulated other comprehensive loss/(gain) (1)	65	26	5	(7)	—	89
Recognized from regulatory asset	—	109	—	—	—	109
Total	$65	$135	$5	$(7)	$—	$198

For the Three Months Ended March 31, 2019	Chesapeake Pension Plan	FPU Pension Plan	Chesapeake SERP	Chesapeake Postretirement Plan	FPU Medical Plan	Total
(in thousands)
Prior service credit	$—	$—	$—	$(19)	$—	$(19)
Net loss	101	129	26	12	—	268
Total recognized in net periodic benefit cost	101	129	26	(7)	—	249

Recognized from accumulated other comprehensive loss/(gain) (1)	101	24	26	(7)	—	144
Recognized from regulatory asset	—	105	—	—	—	105
Total	$101	$129	$26	$(7)	$—	$249

(1) See Note 9, Stockholder's Equity.
During the three months ended March 31, 2020, we contributed approximately $0.3 million to the FPU Pension Plan. Our contribution to the Chesapeake Pension Plan was immaterial. We expect to contribute approximately $0.3 million and $3.2 million to the Chesapeake Pension Plan and FPU Pension Plans, respectively, during 2020, which represents the minimum annual contribution payments required. A provision in the Coronavirus Aid, Relief, and Economy Stimulus Act, which was passed by Congress and signed into law by President Trump in March 2020, authorized the deferral of 2020 pension contributions to January 1, 2021. Despite this authorization, we will not defer any of our pension plan contributions to 2021.
The Chesapeake SERP, the Chesapeake Postretirement Plan and the FPU Medical Plan are unfunded and are expected to be paid out of our general funds. Cash benefits paid under the Chesapeake SERP for the three months ended March 31, 2020 were immaterial. We expect to pay total cash benefits of approximately $0.2 million under the Chesapeake SERP in 2020. Cash benefits paid under the Chesapeake Postretirement Plan, primarily for medical claims for the three months ended March 31, 2020 were immaterial. We estimate that approximately $0.1 million will be paid for such benefits under the Chesapeake Postretirement Plan in 2020. Cash benefits paid under the FPU Medical Plan, primarily for medical claims for the three months ended March 31, 2020 were immaterial. We estimate that approximately $0.1 million will be paid for such benefits under the FPU Medical Plan in 2020.

11.	Investments
The investment balances at March 31, 2020 and December 31, 2019, consisted of the following:

(in thousands)	March 31, 2020	December 31, 2019
Rabbi trust (associated with the Non-Qualified Deferred Compensation Plan)	$7,194	$9,202
Investments in equity securities	23	27
Total	$7,217	$9,229

We classify these investments as trading securities and report them at their fair value. For the three months ended March 31, 2020 and 2019, we recorded a net unrealized loss of approximately $1.5 million and a net unrealized gain of approximately $0.7 million, respectively, in other expense, net in the condensed consolidated statements of income related to these investments. For the investment in the Rabbi Trust, we also have recorded an associated liability, which is included in other pension and benefit costs in the condensed consolidated balance sheets and is adjusted each period for the gains and losses incurred by the investments in the Rabbi Trust.

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
The table below presents the amounts included in net income related to share-based compensation expense for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
(in thousands)
Awards to non-employee directors	$176	$149
Awards to key employees	880	338
Total compensation expense	1,056	487
Less: tax benefit	(276)	(127)
Share-based compensation amounts included in net income	$780	$360

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
In January 2020, a newly appointed member of the Board of Directors received a pro-rated retainer of 254 shares of common stock under the SICP to serve as a non-employee director through the 2020 Annual Meeting of Stockholders. The shares awarded to the non-employee director immediately vested upon issuance in January 2020, had a weighted average fair value of $95.83 per share, and the expense will be recognized over the remaining service period ending on the date of the 2020 Annual Meeting of Stockholders.
At March 31, 2020, there was approximately $0.1 million of unrecognized compensation expense related to shares granted to non-employee directors. This expense will be recognized over the remaining service period ending on the date of the 2020 Annual Meeting of Stockholders.
Key Employees
The table below presents the summary of the stock activity for awards to key employees for the three months ended March 31, 2020:

	Number of Shares	Weighted Average Fair Value
Outstanding—December 31, 2019	157,817	$80.28
Granted	65,775	$92.78
Vested	(35,651)	$66.48
Expired	(5,302)	$65.32
Outstanding—March 31, 2020	182,639	$87.01

In February 2020, our Board of Directors granted awards of 65,775 shares of common stock to key employees under the SICP. The shares granted are multi-year awards that will vest at the end of the three-year service period ending December 31, 2022. All of these stock awards are earned based upon the successful achievement of long-term financial results, which comprise market-based and performance-based conditions or targets. The fair value of each performance-based condition or target is equal to the market price of our common stock on the grant date of each award. For the market-based conditions, we used the Monte Carlo valuation to estimate the fair value of each market-based award granted.
In March 2020, upon the election of certain of our executive officers, we withheld shares with a value at least equivalent to each such executive officer’s minimum statutory obligation for applicable income and other employment taxes related to shares that we awarded in February 2020 for the performance period ended December 31, 2019, remitted the cash to the appropriate taxing authorities, and paid the balance of such awarded shares to each such executive officer. We withheld 10,319 shares, based on the value of the shares on their award date. Total combined payments for the employees’ tax obligations to the taxing authorities were approximately $1.0 million.
At March 31, 2020, the aggregate intrinsic value of the SICP awards granted to key employees was approximately $15.7 million. At March 31, 2020, there was approximately $6.7 million of unrecognized compensation cost related to these awards, which is expected to be recognized as expense from the remainder of 2020 through 2022.
Stock Options
There were no stock options outstanding or issued during the three months ended March 31, 2020 and 2019.

13.    Derivative Instruments

We use derivative and non-derivative contracts to manage risks related to obtaining adequate supplies and the price fluctuations of natural gas, electricity and propane. Our natural gas, electric and propane distribution operations have entered into agreements with suppliers to purchase natural gas, electricity and propane for resale to our customers. Aspire Energy has entered into contracts with producers to secure natural gas to meet its obligations. Purchases under these contracts typically either do not meet the definition of derivatives or are considered “normal purchases and normal sales” and are accounted for on an accrual basis. Our propane distribution operations may also enter into fair value hedges of their inventory or cash flow hedges of their future purchase commitments in order to mitigate the impact of wholesale price fluctuations. As of March 31, 2020, our natural gas and electric distribution operations did not have any outstanding derivative contracts.
PESCO's Derivative Instruments
As discussed in Note 3, Acquisitions and Divestitures, during the fourth quarter of 2019, we sold PESCO's assets and contracts, and therefore, no longer have natural gas futures and contracts recorded in our condensed consolidated financial statements.
Volume of Derivative Activity
As of March 31, 2020, the volume of our commodity derivative contracts were as follows:

Business unit	Commodity	Quantity hedged (in millions)	Designation	Longest Expiration date of hedge
Sharp	Propane (gallons)	15.9	Cash flows hedges	June 2022

Sharp entered into futures and swap agreements to mitigate the risk of fluctuations in wholesale propane index prices associated with the propane volumes expected to be purchased during the heating season. Under the futures and swap agreements, Sharp will receive the difference between: (i) the index prices (Mont Belvieu prices for March 2020 through March 2024), and (ii) the per gallon propane swap prices, to the extent the index prices exceed the contracted prices. If the index prices are lower than the swap prices, Sharp will pay the difference. We designated and accounted for propane swaps as cash flows hedges. The change in the fair value of the swap agreements is recorded as unrealized gain (loss) in other comprehensive income (loss) and later recognized in the statement of income in the same period and in the same line item as the hedged transaction. We expect to reclassify approximately $1.5 million from accumulated other comprehensive loss to earnings during the next 12-month period ended March 31, 2021.
Broker Margin
Futures exchanges have contract specific margin requirements that require the posting of cash or cash equivalents relating to traded contracts. Margin requirements consist of initial margin that is posted upon the initiation of a position, maintenance margin that is usually expressed as a percent of initial margin, and variation margin that fluctuates based on the daily mark-to-market relative to maintenance margin requirements. We currently maintain a broker margin account for Sharp, with the balance related to the account is as follows:

(in thousands)	Balance Sheet Location	March 31, 2020	December 31, 2019
Sharp	Other Current Assets	$3,111	$2,317

Financial Statements Presentation

The following tables present information about the fair value and related gains and losses of our derivative contracts. We did not have any derivative contracts with a credit-risk-related contingency.
As of March 31, 2020 and December 31, 2019, we did not have material fair value hedges. The fair values of the derivative contracts recorded in the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, are as follows:

	Derivative Assets
		Fair Value As Of
(in thousands)	Balance Sheet Location	March 31, 2020	December 31, 2019
Derivatives designated as cash flow hedges
Propane swap agreements	Derivative assets, at fair value	$151	$—
Total asset derivatives		$151	$—

	Derivative Liabilities
		Fair Value As Of
(in thousands)	Balance Sheet Location	March 31, 2020	December 31, 2019
Derivatives designated as cash flow hedges
Propane swap agreements	Derivative liabilities, at fair value	$1,986	$1,844
Total liability derivatives		$1,986	$1,844

The effects of gains and losses from derivative instruments on the condensed consolidated financial statements are as follows:

		Amount of Gain (Loss) on Derivatives:
	Location of Gain	For the Three Months Ended March 31,
(in thousands)	(Loss) on Derivatives	2020	2019
Derivatives designated as cash flow hedges
Propane swap agreements	Cost of sales	$1,227	$606
Propane swap agreements	Other comprehensive income	9	1,009
Natural gas swap contracts	Other comprehensive loss	—	(59)
Natural gas futures contracts	Other comprehensive income	—	3,226
Total		$1,236	$4,782

14.	Fair Value of Financial Instruments
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

Financial Assets and Liabilities Measured at Fair Value
The following tables summarize our financial assets and liabilities that are measured at fair value on a recurring basis and the fair value measurements, by level, within the fair value hierarchy as of March 31, 2020 and December 31, 2019:

		Fair Value Measurements Using:
As of March 31, 2020	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Assets:
Investments—equity securities	$23	$23	$—	$—
Investments—guaranteed income fund	835	—	—	835
Investments—mutual funds and other	6,359	6,359	—	—
Total investments	7,217	6,382	—	835
Derivative assets	151	—	151	—
Total assets	$7,368	$6,382	$151	$835
Liabilities:
Derivative liabilities	$1,986	$—	$1,986	$—

		Fair Value Measurements Using:
As of December 31, 2019	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Assets:
Investments—equity securities	$27	$27	$—	$—
Investments—guaranteed income fund	803	—	—	803
Investments—mutual funds and other	8,399	8,399	—	—
Total investments	9,229	8,426	—	803
Derivative assets	—	—	—	—
Total assets	$9,229	$8,426	$—	$803
Liabilities:
Derivative liabilities	$1,844	$—	$1,844	$—

The following table sets forth the summary of the changes in the fair value of Level 3 investments for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
(in thousands)
Beginning Balance	$803	$686
Purchases and adjustments	9	6
Transfers	57	—
Distribution	(38)	—
Investment income	4	3
Ending Balance	$835	$695

Investment income from the Level 3 investments is reflected in other expense, (net) in the condensed consolidated statements of income.

At March 31, 2020, there were no non-financial assets or liabilities required to be reported at fair value. We review our non-financial assets for impairment at least on an annual basis, as required.
Other Financial Assets and Liabilities
Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other accrued liabilities and short-term debt. The fair value of cash and cash equivalents is measured using the comparable value in the active market and approximates its carrying value (Level 1 measurement). The fair value of short-term debt approximates the carrying value due to its near-term maturities and because interest rates approximate current market rates (Level 3 measurement).
At March 31, 2020, long-term debt which includes current maturities but excludes debt issuance costs, had a carrying value of approximately $456.6 million, compared to the estimated fair value of $447.8 million. At December 31, 2019, long-term debt, which includes the current maturities but excludes debt issuance costs, had a carrying value of approximately $486.6 million, compared to a fair value of approximately $505.0 million. The fair value was calculated using a discounted cash flow methodology that incorporates a market interest rate based on published corporate borrowing rates for debt instruments with similar terms and average maturities, and with adjustments for duration, optionality, and risk profile. The valuation technique used to estimate the fair value of long-term debt would be considered a Level 3 measurement.

15.	Long-Term Debt
Our outstanding long-term debt is shown below:

	March 31,	December 31,
(in thousands)	2020	2019
FPU secured first mortgage bonds (1) :
9.08% bond, due June 1, 2022	$7,991	$7,990
Uncollateralized senior notes:
5.50% note, due October 12, 2020	2,000	2,000
5.93% note, due October 31, 2023	12,000	12,000
5.68% note, due June 30, 2026	20,300	20,300
6.43% note, due May 2, 2028	6,300	6,300
3.73% note, due December 16, 2028	18,000	18,000
3.88% note, due May 15, 2029	50,000	50,000
3.25% note, due April 30, 2032	70,000	70,000
3.48% note, due May 31, 2038	50,000	50,000
3.58% note, due November 30, 2038	50,000	50,000
3.98% note, due August 20, 2039	100,000	100,000
2.98% note, due December 20, 2034	70,000	70,000
Term Note due February 28, 2020	—	30,000
Less: debt issuance costs	(808)	(822)
Total long-term debt	455,783	485,768
Less: current maturities	(15,600)	(45,600)
Total long-term debt, net of current maturities	$440,183	$440,168
(1) FPU secured first mortgage bonds are guaranteed by Chesapeake Utilities.
Term Notes
In January 2019, we issued a $30.0 million unsecured term note through Branch Banking and Trust Company, with a maturity date of February 28, 2020. This note was paid in full in February 2020 utilizing our short-term borrowing facilities.
Shelf Agreements
We have entered into Shelf Agreements with Prudential, MetLife and NYL, with no party under any obligation to purchase any unsecured debt. The Prudential Shelf Agreement totaling $150.0 million was entered into in October 2015 and we issued $70.0 million of 3.25 percent unsecured debt in April 2017. The Prudential Shelf Agreement was then amended in September 2018 to increase the borrowing capacity back to $150.0 million, and in August 2019, we issued $100.0 million of 3.98 percent unsecured debt. In January 2020, we submitted a request for Prudential to purchase $50.0 million of our unsecured debt which was accepted and confirmed by Prudential. The Shelf Notes will bear interest at the rate of 3.00 percent per annum and the proceeds received from the issuance will be used to reduce short-term borrowings under our revolving credit facility, lines of credit and/or to fund capital expenditures. The closing of the issuance of the Shelf Notes is expected to occur on or before July 15, 2020. In April 2020, the Prudential Shelf Agreement was amended to reinstate and increase the available borrowing capacity back to $150.0 million.
The NYL Shelf Agreement totaling $100.0 million was entered into in March 2017 and we issued unsecured debt totaling $100.0 million during 2018. The NYL Shelf Agreement was amended in November 2018 to provide additional borrowing capacity of $50.0 million. In February 2020, we submitted a request for NYL to purchase $40.0 million of our unsecured debt which was accepted and confirmed by NYL. The Shelf Notes will bear interest at the rate of 2.96 percent per annum and the proceeds received from the issuance will be used to reduce short-term borrowings under our revolving credit facility, lines of credit and/or to fund capital expenditures. The closing of the issuance of the Shelf Notes is expected to occur on or before August 14, 2020.

The MetLife Shelf Agreement was entered into in March 2017 and it expired in March 2020. As of March 31, 2020, we had not requested that MetLife purchase unsecured senior debt under the MetLife Shelf Agreement. In April 2020, we agreed to commercial terms with MetLife to provide a new $150.0 million MetLife Shelf Agreement for a three-year term ending March 31, 2023. The MetLife Shelf Agreement will be finalized in May 2020.

The following table summarizes the available borrowing capacity under our Shelf Agreements and is reflective of activity that occurred subsequent to March 31, 2020:

(in thousands)	Total Borrowing Capacity	Less: Amount of Debt Issued	Less: Unfunded Commitments	Remaining Borrowing Capacity
Shelf Agreement
Prudential Shelf Agreement (1)	$220,000	$(170,000)	$(50,000)	$—
NYL Shelf Agreement (2)	150,000	(100,000)	(40,000)	10,000
Total Shelf Agreements as of March 31, 2020	370,000	(270,000)	(90,000)	10,000

Subsequent amendments / renewals:
Prudential Shelf Agreement (3)	150,000	—	—	150,000
MetLife Shelf Agreement (4)	150,000	—	—	150,000
Total Shelf Agreements added after March 31, 2020	300,000	—	—	300,000
Total Shelf Agreements as of May 5, 2020	$670,000	$(270,000)	$(90,000)	$310,000

(1) In January 2020, we requested and Prudential accepted our request to purchase $50.0 million of our unsecured debt.
(2) In February 2020, we requested and NYL accepted our request to purchase $40.0 million of our unsecured debt.
(3) In April 2020, the Prudential Shelf Agreement was amended to reinstate and increase the available borrowing capacity back to $150.0 million.
(4) In April 2020, we agreed to commercial terms with MetLife to provide a new $150.0 million MetLife Shelf Agreement for a three-year term ending March 31, 2023. The MetLife Shelf Agreement will be finalized in May 2020.

The Uncollateralized Senior Notes, Shelf Agreements or Shelf Notes set forth certain business covenants to which we are subject when any note is outstanding, including covenants that limit or restrict our ability, and the ability of our subsidiaries, to incur indebtedness, or place or permit liens and encumbrances on any of our property or the property of our subsidiaries.

16.	Short-Term Borrowings
We are authorized by our Board of Directors to borrow up to $400.0 million of short-term debt, as required, from among our various short-term debt facilities. These facilities are available to provide funds for our short-term cash needs to meet seasonal working capital requirements and to temporarily fund portions of our capital expenditures.

At March 31, 2020 and December 31, 2019, we had $254.3 million and $247.4 million, respectively, of short-term borrowings outstanding at the weighted average interest rates of 2.30 percent and 2.62 percent, respectively. We have an aggregate of $370.0 million in credit lines comprised of four unsecured bank credit facilities with four financial institutions, with $220.0 million in total available credit, and a Revolver with five participating Lenders totaling $150.0 million. All of these facilities expire in October 2020. The following table summarizes our short-term borrowing facilities information at March 31, 2020 and December 31, 2019:

			Outstanding borrowings at
(in thousands)	Total Facility	LIBOR Based Interest Rate	March 31, 2020	December 31, 2019	Available at March 31, 2020
Bank Credit Facility
Committed revolving credit facility A	$55,000	plus 0.75 percent	$55,000	$55,000	$—
Committed revolving credit facility B	80,000	plus 0.75 percent	72,389	57,150	7,611
Committed revolving credit facility C	45,000	plus 0.75 percent	35,515	42,040	9,485
Committed revolving credit facility D	40,000	plus 0.85 percent	40,000	40,000	—
Committed revolving credit facility E(2)	150,000	plus 1.125 percent	50,000	50,000	100,000
Total short term credit facilities	$370,000		252,904	244,190	$117,096
Book overdrafts(1)			1,435	3,181
Total short-term borrowing			$254,339	$247,371
(1) If presented, these book overdrafts would be funded through the bank revolving credit facilities.
(2) This committed revolving credit facility includes a restriction that our short-term borrowings, excluding any borrowings under the committed revolving credit facility, shall not exceed $350.0 million.
As a result of the uncertainty regarding the length of and depth of the impacts of the COVID-19 pandemic, in April 2020, we received commitments for an additional $50.0 million of short-term debt capacity through two credit facilities that mature on October 31, 2020.  These facilities have a commitment fee of 35 basis points with an interest rate of 175 basis points over LIBOR, to the extent we borrow under these facilities. Additionally, we have also agreed to commercial terms for two additional short-term credit facilities totaling $45.0 million that mature on October 31, 2020. These credit facilities are expected to be finalized in May 2020.
The availability of funds under our credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in our revolving credit facilities to maintain, at the end of each fiscal year, a funded indebtedness ratio of no greater than 65 percent. As of March 31, 2020, we are in compliance with all of our debt covenants.

In April 2020, we entered into interest rate swaps with notional amounts totaling $70.0 million associated with two of our short-term lines of credit for a six-month term beginning April 2020 and terminating in October 2020. The interest rate swaps were entered to hedge the variability in cash flows attributable to changes in the short-term borrowing rates during this period. The respective fixed swap rates will be 0.3875 and 0.275 percent for the period. Our short-term borrowing will be based on the 30-day LIBOR rate. The interest swap will be cash settled monthly as the counter-party will pay us the 30-day LIBOR rate less the fixed rate.

17.	Leases

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
Some of our leases are subject to annual changes in the Consumer Price Index (“CPI”). While lease liabilities are not re-measured as a result of changes to the CPI, changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. A 100-basis-point increase in CPI would not have resulted in material additional annual lease costs. Most of our leases include options to renew, with renewal terms that can extend the lease term from one to 25 years or more. The exercise of lease renewal options is at our sole discretion. The amounts disclosed in our condensed consolidated balance sheet at March 31, 2020 pertaining to the right-of-use assets and lease liabilities, are measured based on our current expectations of exercising our available renewal options. Our existing leases are not subject to any restrictions or covenants which preclude our ability to pay dividends, obtain financing or enter into additional leases. As of March 31, 2020, we have not entered into any leases, which have not yet commenced, that would entitle us to significant rights or create additional obligations. The following table presents information related to our total lease cost included in our condensed consolidated statements of income:

		Three Months Ended
		March 31,
( in thousands)	Classification	2020	2019
Operating lease cost (1)	Operations expense	$626	$635
Finance lease cost:
Amortization of lease assets	Depreciation and amortization	—	401
Interest on lease liabilities	Interest expense	—	4
Net lease cost		$626	$1,040
(1) Includes short-term leases and variable lease costs, which are immaterial.

The following table presents the balance and classifications of our right of use assets and lease liabilities included in our condensed consolidated balance sheet at March 31, 2020 and December 31, 2019:

(in thousands)	Balance sheet classification	March 31, 2020	December 31, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$11,696	$11,563
Total lease assets		$11,696	$11,563
Liabilities
Current
Operating lease liabilities	Other accrued liabilities	$1,608	$1,705
Noncurrent
Operating lease liabilities	Operating lease - liabilities	10,165	9,896
Total lease liabilities		$11,773	$11,601

The following table presents our weighted-average remaining lease terms and weighted-average discount rates for our operating and financing leases at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Weighted-average remaining lease term (in years)
Operating leases	8.75	8.88
Weighted-average discount rate
Operating leases	3.8%	3.8%

The following table presents additional information related to cash paid for amounts included in the measurement of lease liabilities included in our condensed consolidated statements of cash flows as of March 31, 2020 and 2019:

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Operating cash flows from operating leases	$527	$537
Operating cash flows from finance leases	$—	$4
Financing cash flows from finance leases	$—	$401

The following table presents the future undiscounted maturities of our operating leases at March 31, 2020 and for each of the next five years and thereafter:

(in thousands)	Operating Leases (1)
Remainder of 2020	$1,545
2021	2,010
2022	1,916
2023	1,852
2024	1,597
2025	1,363
Thereafter	3,787
Total lease payments	$14,070
Less: Interest	2,297
Present value of lease liabilities	$11,773
(1) Operating lease payments include $4.1 million related to options to extend lease terms that are reasonably certain of being exercised.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations and liquidity. This discussion and analysis should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2019, including the audited consolidated financial statements and notes thereto.
Safe Harbor for Forward-Looking Statements
We make statements in this Quarterly Report on Form 10-Q that do not directly or exclusively relate to historical facts. Such statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. One can typically identify forward-looking statements by the use of forward-looking words, such as “project,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “continue,” “potential,” “forecast” or other similar words, or future or conditional verbs such as “may,” “will,” “should,” “would” or “could.” These statements represent our intentions, plans, expectations, assumptions and beliefs about future financial performance, business strategy, projected plans and objectives of the Company. Forward-looking statements speak only as of the date they are made or as of the date indicated and we do not undertake any obligation to update forward-looking statements as a result of new information, future events or otherwise. These statements are subject to many risks, uncertainties and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements. In addition to the risk factors described under Item 1A, Risk Factors in our 2019 Annual Report on Form 10-K, and Item 1A, Risk Factors, in this Quarterly Report on Form 10-Q, such factors include, but are not limited to:

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

- 34

•
risks related to the outbreak of a pandemic, including the duration and scope of the pandemic and the corresponding impact on our supply chains, our personnel, our contract counterparties, general economic conditions and growth, and the financial markets.

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

Results of Operations for the Three Months Ended March 31, 2020
Overview
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
In the fourth quarter of 2019, we completed the sale of the assets and contracts of PESCO. As a result, PESCO’s results for all periods presented have been separately reported as discontinued operations.
On March 13, 2020, the CDC declared a national emergency due to the rapidly growing outbreak of COVID-19. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country have imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These restrictions have significantly impacted economic conditions in the United States, and the economic impact is expected to continue as long as the social distancing restrictions remain in place. We are considered an “essential business,” which allows us to continue operational activities and construction projects while the social distancing restrictions remain in place. In response to the COVID-19 pandemic and related restrictions, we have implemented our pandemic response plan, which includes having all employees who can work remotely do so in order to promote social distancing and providing personal protective equipment to field employees to reduce the spread of COVID-19. For the first quarter of 2020, the COVID-19 impact on our results of operations or financial position was immaterial. Any future impact on our results of operations, liquidity, or financial position from COVID-19, particularly from continued social distancing and other restrictions recommended or required by federal, state and local authorities, cannot be estimated at this time.  We are committed to communicating timely updates and will continue to monitor developments affecting our employees, customers, suppliers and shareholders and take additional precautions as warranted to operate safely and to comply with the CDC, state and local requirements in order to protect our employees, customers and the communities we serve.
Operational Highlights
Our net income for the quarter ended March 31, 2020 was $28.9 million, compared to $28.7 million for the same quarter of 2019. Our earnings per share for the quarter ended March 31, 2020 increased $0.02 to $1.76 per share, compared to the same quarter of 2019.
Our income from continuing operations for the quarter ended March 31, 2020 was $29.0 million, compared to $28.8 million for the same quarter of 2019. Our earnings per share from continuing operations for the quarter ended March 31, 2020 increased $0.02 to $1.77 per share, compared to the same quarter of 2019. Operating income decreased by $2.0 million for the quarter ended March 31, 2020, compared to the same period in the prior year. Weather during the first quarter of 2020, was 20 and 17 percent warmer than the first quarter of 2019, on the Delmarva Peninsula and in Ohio, respectively, which was a significant driver of lower consumption and reduced operating income by $4.2 million. This decrease was largely offset by growth in earnings from our organic growth projects and contributions from the December 2019 acquisition of certain propane assets of Boulden. The decrease in operating income was offset by a $3.2 million gain from the sale of two properties as we consolidate our facilities in support of our strategic initiatives.

	Three Months Ended
	March 31,		Increase
	2020	2019	(decrease)
(in thousands except per share)
Gross Margin
Regulated Energy segment	$68,123	$67,102	$1,021
Unregulated Energy segment	31,803	32,542	(739)
Other businesses and eliminations	(85)	(107)	22
Total Gross Margin	$99,841	$99,537	$304

Operating Income
Regulated Energy segment	$27,888	$29,741	$(1,853)
Unregulated Energy segment	13,841	15,258	(1,417)
Other businesses and eliminations	384	(875)	1,259
Total Operating Income	42,113	44,124	(2,011)
Other income (expense), net	3,318	(57)	3,375
Interest charges	5,814	5,628	186
Income from Continuing Operations Before Income Taxes	39,617	38,439	1,178
Income Taxes on Continuing Operations	10,591	9,625	966
Income from Continuing operations	29,026	28,814	212
Loss from Discontinued Operations	(96)	(150)	54
Net Income	$28,930	$28,664	$266
Basic Earnings Per Share of Common Stock
Earnings from Continuing Operations	$1.77	$1.76	$0.01
Loss from Discontinued Operations	(0.01)	(0.01)	—
Basic Earnings Per Share of Common Stock	$1.76	$1.75	$0.01

Diluted Earnings Per Share of Common Stock
Earnings from Continuing Operations	$1.77	$1.75	$0.02
Loss from Discontinued Operations	(0.01)	(0.01)	—
Diluted Earnings Per Share of Common Stock	$1.76	$1.74	$0.02

Key variances in continuing operations, between the first quarter of 2020 and the first quarter of 2019, included:

(in thousands, except per share data)	Pre-tax Income	Net Income	Earnings Per Share
First Quarter of 2019 Reported Results from Continuing Operations	$38,439	$28,814	$1.75

Adjusting for Unusual Items:
Decreased customer consumption primarily due to warmer weather	(4,220)	(3,092)	(0.19)
Absence of Florida tax savings (net of GRIP refunds) recorded in Q1 2019 for 2018	(910)	(667)	(0.04)
Gains from sales of assets	3,162	2,317	0.14
	(1,968)	(1,442)	(0.09)

Increased (Decreased) Gross Margins:
Margin contribution from Boulden acquisition (completed December 2019)*	1,888	1,383	0.08
Increased retail propane margins per gallon	1,217	892	0.05
Natural gas distribution growth (excluding service expansions)	1,096	803	0.05
Peninsula Pipeline service expansions*	1,039	761	0.05
Higher Aspire Energy margins from negotiated rate increases	388	284	0.02
Marlin Gas Services - higher level of pipeline integrity services for existing customers in 2019*	(982)	(720)	(0.04)
	4,646	3,403	0.21

(Increased) Decreased Operating Expenses (Excluding Cost of Sales):
Depreciation, amortization and property tax costs due to new capital investments	(1,347)	(987)	(0.06)
Insurance expense (non-health) - both insured and self-insured	(1,028)	(753)	(0.05)
Operating expenses from Boulden acquisition (completed December 2019)	(535)	(392)	(0.02)
Facilities maintenance costs and outside services	(462)	(338)	(0.02)
Payroll, Benefits and other employee-related expenses	1,293	947	0.06
	(2,079)	(1,523)	(0.09)

Interest Charges	(186)	(136)	(0.01)
Other income tax effects	—	(651)	(0.04)
Net other changes	765	561	0.04
	579	(226)	(0.01)

First Quarter of 2020 Reported Results from Continuing Operations	$39,617	$29,026	$1.77
*See the Major Projects and Initiatives table.

Summary of Key Factors
Recently Completed and Ongoing Major Projects and Initiatives
We constantly pursue and develop additional projects and initiatives to serve existing and new customers, further grow our businesses and earnings, with the intention to increase shareholder value. The following represent the major projects/initiatives recently completed and currently underway. Major projects/initiatives that have generated consistent year-over-year margin contributions are removed from the table. In the future, we will add new projects and initiatives to this table once negotiations are substantially final and the associated earnings can be estimated.

	Gross Margin for the Period
	Three Months Ended		Year Ended	Estimate for
	March 31,		December 31,	Fiscal
in thousands	2020	2019	2019	2020	2021
Expansions:
Western Palm Beach County, Florida Expansion - including interim services	$1,000	$131	$2,139	$5,227	$5,227
Del-Mar Energy Pathway - including interim services	189	165	731	2,512	4,100
Auburndale	170	—	283	679	679
Callahan Intrastate Pipeline	—	—	—	3,219	6,400
Guernsey Power Station	—	—	—	—	700
Marlin Gas Services	1,347	2,329	5,410	6,400	7,000
Total Expansions	2,706	2,625	8,563	18,037	24,106
Acquisitions:
Boulden Propane	1,888	—	329	3,800	4,200
Elkton Gas	—	—	—	TBD	TBD
Total Acquisitions	1,888	—	329	3,800	4,200
Regulatory Initiatives
Florida GRIP (1)	3,695	3,782	13,528	14,858	15,831
Hurricane Michael regulatory proceeding	—	—	—	TBD	TBD
Total Regulatory Initiatives	3,695	3,782	13,528	14,858	15,831

Total	$8,289	$6,407	$22,420	$36,695	$44,137
(1) In the first quarter of 2020, we recorded a reduction in depreciation expense totaling $0.3 million, as a result of a Florida PSC approved depreciation study that lowered annual depreciation rates. We also recorded $0.2 million in lower GRIP margin due to a concurrent reduction in the surcharge collected from customers as a result of the reduced depreciation rates during the first quarter of 2020.

Detailed Discussion of Major Projects and Initiatives
Expansions

Western Palm Beach County, Florida Expansion
Peninsula Pipeline is constructing four transmission lines to bring additional natural gas to our distribution system in West Palm Beach, Florida. The first phase of this project was placed into service in December 2018 and generated incremental gross margin of $0.9 million, including interim services, for the three months ended March 31, 2020 compared to 2019. We expect to complete the remainder of the project in phases through the third quarter of 2020, and estimate that the project will generate gross margin of $5.2 million in 2020 and beyond.

Del-Mar Energy Pathway
In December 2019, the FERC issued an order approving the construction of the Del-Mar Energy Pathway project. Eastern Shore anticipates that this project will be fully in-service by the beginning of the fourth quarter of 2021. The new facilities will provide: (i) an additional 14,300 Dts/d of firm service to four customers, (ii) additional natural gas transmission pipeline infrastructure in eastern Sussex County, Delaware, and (iii) represent the first extension of Eastern Shore’s pipeline system into Somerset County, Maryland. Construction of the project began in January 2020, and interim services in advance of this project generated $0.2 million gross margin for the three months ended March 31, 2020. The estimated gross margin from this project is approximately $2.5 million in 2020, $4.1 million in 2021 and $5.1 million annually thereafter.

Auburndale
In August 2019, the Florida PSC approved Peninsula Pipeline's Transportation Service Agreement with the Florida Division of Chesapeake Utilities. Peninsula Pipeline purchased an existing pipeline owned by the Florida Division of Chesapeake Utilities and Calpine and has completed the construction of pipeline facilities in Polk County, Florida. Peninsula Pipeline provides transportation service to the Florida Division of Chesapeake Utilities increasing both delivery capacity and downstream pressure as well as introducing a secondary source of natural gas for the Florida Division of Chesapeake Utilities' distribution system. Peninsula Pipeline generated gross margin from this project of $0.2 million for the three months ended March 31, 2020 and expects to generate annual gross margin of $0.7 million in 2020 and beyond.

Callahan Intrastate Pipeline
In May 2018, Peninsula Pipeline announced a plan to construct a jointly owned intrastate transmission pipeline in Nassau County, Florida with Seacoast Gas Transmission.  The 26-mile pipeline, having an initial capacity of 148,000 Dts/d, will serve growing demand in both Nassau and Duval Counties, Florida. Construction of the project is currently ongoing and it is expected to be placed in-service during the third quarter of 2020. Peninsula Pipeline expects to generate gross margin of $3.2 million in 2020 and $6.4 million annually thereafter.

Guernsey Power Station
Guernsey Power Station, LLC ("Guernsey Power Station") and our affiliate, Aspire Energy Express, LLC ("Aspire Energy Express"), entered into a precedent firm transportation capacity agreement whereby Guernsey Power Station will construct a power generation facility and Aspire Energy Express will provide natural gas transportation service to this facility. Guernsey Power Station commenced construction of the project in October 2019.  Aspire Energy Express is expected to commence construction of the gas transmission facilities to provide the firm transportation service to the power generation facility in the second quarter of 2021.  This project is expected to produce gross margin of approximately $0.7 million in 2021 and $1.5 million in 2022.

Marlin Gas Services
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

Acquisitions

Boulden Propane
In December 2019, Sharp acquired certain propane customers and operating assets of Boulden which provides propane distribution service to approximately 5,200 customers in Delaware, Maryland and Pennsylvania. The customers and assets acquired from Boulden have been assimilated into Sharp. The operations acquired from Boulden generated $1.9 million of incremental gross margin for the three months ended March 31, 2020. We estimate that this acquisition will generate annual gross margin of approximately $3.8 million in 2020, and $4.2 million in 2021, with the potential for additional growth in future years.
Elkton Gas
In December 2019, we entered into an agreement with SJI to acquire Elkton Gas, which provides natural gas distribution service to approximately 7,000 residential and commercial customers in Cecil County, Maryland contiguous to our existing franchise territory in Cecil County. The acquisition is expected to close in third quarter of 2020, subject to approval by the Maryland PSC.

Regulatory Initiatives

Florida GRIP
Florida GRIP is a natural gas pipe replacement program approved by the Florida PSC that allows automatic recovery, through rates, of costs associated with the replacement of mains and services. Since the program's inception in August 2012, we have invested $148.7 million of capital expenditures to replace 303 miles of qualifying distribution mains, including $4.8 million of new pipes during the first three months of 2020. GRIP gross margin increased by $0.1 million for the three months ended March 31, 2020 compared to 2019, on a gross basis.

In the first quarter of 2020, we recorded a reduction in depreciation expense totaling $0.3 million, as a result of a Florida PSC approved depreciation study that lowered annual depreciation rates. We also recorded $0.2 million in lower GRIP margin due to a concurrent reduction in the surcharge collected from customers as a result of the reduced depreciation rates during the first quarter of 2020. Including this impact, gross margin generated from Florida GRIP for the first quarter of 2020 decreased on a net basis by $0.1 million.

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
In August 2019, FPU filed a limited proceeding requesting recovery of storm-related costs associated with Hurricane Michael (plant investment and expenses) through a change in base rates. FPU also requested treatment and recovery of certain storm-related costs as a regulatory asset for items currently not allowed to be recovered through the storm reserve as well as the recovery of plant investment replaced as a result of the storm. FPU has proposed an overall return component on both the plant additions and the proposed regulatory assets. In the fourth quarter of 2019, FPU along with the Office of Public Counsel in Florida, filed a joint motion with the Florida PSC to approve an interim rate increase, subject to refund, pending the final ruling on the recovery of the restoration costs incurred. The petition was approved by the Florida PSC in November 2019 and interim rate increases were implemented effective January 2020. At this time, the Company has recorded a reserve for the interim rate increases, pending a final resolution of the proceeding.
In March 2020, FPU filed an update to the original filing to account for actual charges incurred through December 2019, revised the amortization period of the storm-related costs from 30 years as originally requested to 10 years, and included costs related to Hurricane Dorian of approximately $1.2 million in this filing. FPU continues to work with the Florida PSC and the petition is currently on the schedule for approval at the Florida PSC Agenda in September 2020.
Other major factors influencing gross margin

Weather and Consumption
Significantly warmer temperatures during the three months ended March 31, 2020, had a negative impact on gross margin for the quarter. Lower customer consumption, directly attributable to warmer than normal temperatures during the three months ended March 31, 2020, reduced gross margin by $4.2 million compared to the same quarter in 2019 and $5.1 million compared to normal temperatures as defined below. The following table summarizes heating degree day ("HDD") and cooling degree day (“CDD”) variances from the 10-year average HDD/CDD ("Normal") for the three months ended March 31, 2020 and 2019.

	Three Months Ended
	March 31,
	2020	2019	Variance
Delmarva
Actual HDD	1,859	2,322	(463)
10-Year Average HDD ("Normal")	2,349	2,362	(13)
Variance from Normal	(490)	(40)
Florida
Actual HDD	334	361	(27)
10-Year Average HDD ("Normal")	495	518	(23)
Variance from Normal	(161)	(157)
Ohio
Actual HDD	2,496	2,996	(500)
10-Year Average HDD ("Normal")	3,019	3,045	(26)
Variance from Normal	(523)	(49)
Florida
Actual CDD	226	134	92
10-Year Average CDD ("Normal")	105	97	8
Variance from Normal	121	37
Natural Gas Distribution Margin Growth
Customer growth for our natural gas distribution operations, as a result of the addition of new customers and the conversion of customers from alternative fuel sources to natural gas service, generated $1.1 million of additional margin for the three months ended March 31, 2020 compared to 2019. The average number of residential customers served on the Delmarva Peninsula and in Florida increased by 3.9 percent and 3.8 percent, respectively, during the first quarter of 2020. Growth in commercial and industrial customers also contributed additional margin during 2020. The details are provided in the following table:

	Gross Margin Increase
	Three Months Ended March 31, 2020
Customer growth:	Delmarva Peninsula	Florida
Residential	$441	$223
Commercial and industrial	154	278
Total customer growth	$595	$501

Regulated Energy Segment

For the quarter ended March 31, 2020, compared to the quarter ended March 31, 2019:

	Three Months Ended
	March 31,		Increase
	2020	2019	(decrease)
(in thousands)
Revenue	$102,955	$103,618	$(663)
Cost of sales	34,832	36,516	(1,684)
Gross margin	68,123	67,102	1,021
Operations & maintenance	26,241	24,548	1,693
Depreciation & amortization	9,319	8,446	873
Other taxes	4,675	4,367	308
Total operating expenses	40,235	37,361	2,874
Operating income	$27,888	$29,741	$(1,853)
Operating income for the Regulated Energy segment for the three months ended March 31, 2020 was $27.9 million, a decrease of $1.9 million compared to the same period in 2019. The decreased operating income resulted from increased gross margin of $1.0 million offset by $2.9 million in higher operating expenses.
Gross Margin
Items contributing to the quarter-over-quarter increase in gross margin are listed in the following table:

(in thousands)	Margin Impact
Natural gas distribution growth (excluding service expansions)	$1,096
Peninsula Pipeline service expansions	1,039
Tax savings (net of GRIP refunds) recorded in Q1 2019 for 2018 associated with lower federal tax rates for certain Florida natural gas distribution operations	(910)
Decreased customer consumption - primarily due to warmer weather	(521)
Other variances	317
Quarter-over-quarter increase in gross margin	$1,021
The following is a narrative discussion of the significant items in the foregoing table, which we believe is necessary to understand the information disclosed in the table.
Natural Gas Distribution Customer Growth
We generated additional gross margin of $1.1 million from natural gas distribution customer growth. Gross margin increased by $0.6 million on the Delmarva Peninsula and $0.5 million in Florida for the three months ended March 31, 2020, as compared to the same period in 2019. These increases were the result of residential customer growth of 3.9 percent and 3.8 percent on the Delmarva Peninsula and in Florida, respectively, as well as increases in the number of commercial and industrial customers served.

Peninsula Pipeline Service Expansions
We generated additional gross margin of $1.0 million from Peninsula Pipeline's Western Palm Beach County and Auburndale Projects.

Absence of Florida Tax Savings Recorded in the First Quarter of 2019
Gross margin decreased by $0.9 million for the three months ended March 31, 2020, as compared to the same period in 2019, due primarily to the TCJA related tax savings from 2018 that the Florida PSC allowed us to retain during the first quarter of 2019. In February 2019, the Florida PSC issued a final order regarding the treatment of the TCJA impact, allowing us to retain the savings associated with lower federal tax rates for certain of our natural gas distribution operations. As a result, refunds to GRIP customers and reserves for customer refunds, recorded in 2018 were reversed in the first quarter of 2019.

Decreased Customer Consumption - Primarily Due to Warmer Weather
Gross margin decreased by $0.5 million due to lower weather-related usage as weather on the Delmarva Peninsula and in Florida was approximately 20 percent and 7 percent, respectively, warmer for the three months ended March 31, 2020, compared to the same period in 2019.

Other Operating Expenses
Items contributing to the quarter-over-quarter increase in other operating expenses are listed in the following table:

(in thousands)
Depreciation, amortization and property tax costs due to growth investments	$1,227
Insurance expense (non-health) - both insured and self-insured components	834
Outside services, regulatory, and facilities maintenance costs	540
Payroll, benefits and other employee-related expenses	200
Other variances	73
Quarter-over-quarter increase in other operating expenses	$2,874

Unregulated Energy Segment

For the quarter ended March 31, 2020, compared to the quarter ended March 31, 2019:

	Three Months Ended
	March 31,		Increase
	2020	2019	(decrease)
(in thousands)
Revenue	$54,031	$61,081	$(7,050)
Cost of sales	22,228	28,539	(6,311)
Gross margin	31,803	32,542	(739)
Operations & maintenance	14,076	13,823	253
Depreciation & amortization	2,918	2,465	453
Other taxes	968	996	(28)
Total operating expenses	17,962	17,284	678
Operating income	$13,841	$15,258	$(1,417)
Operating income for the Unregulated Energy segment for the first quarter of 2020 was $13.8 million a 9.3 percent decrease over the same period in 2019. The decreased operating income reflects $3.7 million in lower gross margin primarily due to the impact of warmer weather during the first quarter of 2020. These decreases were partially offset by the incremental margin from the Boulden assets and higher propane retail margins per gallon.
Gross Margin
Items contributing to the quarter-over-quarter decrease in gross margin are listed in the following table:

(in thousands)	Margin Impact
Propane Operations
Decrease in customer consumption - primarily due to warmer weather	$(2,799)
Boulden acquisition (assets acquired in December 2019)	1,888
Increased retail propane margins per gallon driven by favorable market conditions and supply management	1,217
Aspire Energy
Decrease in customer consumption - primarily due to warmer weather	(900)
Higher margins from negotiated rate increases	388
Marlin Gas Services - higher level of pipeline integrity services for existing customers in 2019	(982)
Other variances	449
Quarter-over-quarter decrease in gross margin	$(739)
The following is a narrative discussion of the significant items in the foregoing table, which we believe is necessary to understand the information disclosed in the table.
Propane Operations

•
Decreased Customer Consumption Primarily Driven by Weather - Gross margin decreased by $2.7 million for the Mid-Atlantic propane operations and by $0.1 million in Florida as weather on the Delmarva Peninsula and in Florida was approximately 20 and 7 percent, respectively, warmer for the three months ended March 31, 2020 compared to the same period in 2019.

•	Propane Operations - Boulden - Gross margin increased by $1.9 million due to the inclusion of operating results from Boulden, which was acquired by Sharp in December 2019.

•
Increased Retail Propane Margins - Gross Margin increased by $1.2 million, in the first quarter of 2020, as compared to the same period in the prior year, due to lower propane inventory costs and favorable market conditions. These market conditions, which include competition with other propane suppliers, as well as the availability and price of alternative energy sources, may fluctuate based on changes in demand, supply and other energy commodity prices.

Aspire Energy

•
Decreased Customer Consumption Primarily Driven by Weather - Gross margin decreased by $0.9 million due to decreased consumption as weather in Ohio was approximately 17 percent warmer for the three months ended March 31, 2020 compared to the same period in 2019.

•
Increased Margin Driven by Changes in Rates - Gross margin increased by $0.4 million in the first quarter of 2020, as compared to the same period in the prior year, due primarily to higher margins from negotiated rate increases.

Marlin Gas Services

•
Gross margin decreased by $1.0 million in the first quarter of 2020, as compared to the same period in the prior year. First quarter 2019 results included gross margin from existing customers for a higher level of pipeline integrity services.

Other Operating Expenses
Items contributing to the quarter-over-quarter increase in other operating expenses are listed in the following table:

(in thousands)
Operating expenses for Boulden (assets acquired in December 2019)	$342
Depreciation, amortization and property taxes due to new capital investments	448
Insurance expense (non-health) - both insured and self-insured components	194
Payroll, benefits and other employee-related expenses	(292)
Other variances	(14)
Quarter-over-quarter increase in other operating expenses	$678
Divestiture of PESCO
As discussed in Note 3, Acquisitions and Divestitures, during the fourth quarter of 2019, we sold PESCO's assets and contracts and accordingly have exited the natural gas marketing business. This was done in an effort to enable us to focus on the strategies that support our core energy delivery business. As a result, we began to report PESCO as discontinued operations during the third quarter of 2019 and excluded PESCO's performance from continuing operations for all periods presented and classified its assets and liabilities as held for sale, where applicable.

OTHER INCOME (EXPENSE), NET
For the quarter ended March 31, 2020 compared to the quarter ended March 31, 2019
Other income (expense), net, which includes non-operating investment income (expense), interest income, late fees charged to customers, gains or losses from the sale of assets and pension and other benefits expense, increased by $3.4 million in the first quarter of 2020, compared to the same period in 2019. The increase was primarily due to gains from the sale of two properties. The property sales related to operations which, have been consolidated into our state-of-the-art Energy Lane campus and through the completion of the conversion of the piped propane system in Ocean City, Maryland to natural gas service.
INTEREST CHARGES
For the quarter ended March 31, 2020 compared to the quarter ended March 31, 2019
Interest charges for the quarter ended March 31, 2020 increased by $0.2 million, compared to the same period in 2019, attributable primarily to an increase of $1.4 million in interest expense on long-term debt as a result of the issuance of $100.0 million of Prudential Shelf Notes in August 2019 and $70.0 million of uncollateralized senior notes in December 2019; offset by a decrease of $1.0 million in interest expense primarily on lower levels outstanding under our revolving credit facilities and lower rates on short-term borrowings and $0.2 million in higher capitalization of interest associated with a completed building in Florida.
INCOME TAXES
For the quarter ended March 31, 2020 compared to the quarter ended March 31, 2019
Income tax expense was $10.6 million and $9.6 million for the quarters ended March 31, 2020 and 2019, respectively. Our effective income tax rate was 26.7 percent for the three months ended March 31, 2020, compared to 25.0 percent for the three months ended March 31, 2019. The lower effective tax rate for the first quarter of 2019 was principally due to the impact of a gross up in deferred taxes associated with the TCJA for certain of our Florida natural gas distribution operations.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Our capital requirements reflect the capital-intensive and seasonal nature of our business and are principally attributable to investment in new plant and equipment, retirement of outstanding debt and seasonal variability in working capital. We rely on cash generated from operations, short-term borrowings, and other sources to meet normal working capital requirements and to temporarily finance capital expenditures. We may also issue long-term debt and equity to fund capital expenditures and to more closely align our capital structure with our target capital structure. We maintain an effective shelf registration statement with the SEC for the issuance of shares under our Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP”). Depending on our capital needs and subject to market conditions, in addition to other possible debt and equity offerings, we may consider issuing additional shares under the direct share purchase component of the DRIP.
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
Capital expenditures for investments in new or acquired plant and equipment are our largest capital requirements. Our capital expenditures were $41.2 million for the three months ended March 31, 2020. The following table shows a range of the expected 2020 capital expenditures by segment and by business line:

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

The capital expenditure projection is subject to continuous review and modification. Actual capital requirements may vary from the above estimates due to a number of factors, including changing economic conditions, capital delays because of COVID-19 that are greater than currently anticipated, customer growth in existing areas, regulation, new growth or acquisition opportunities and availability of capital. Historically, actual capital expenditures have typically lagged behind the budgeted amounts.

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

The following table presents our capitalization, excluding and including short-term borrowings, as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
(in thousands)
Long-term debt, net of current maturities	$440,183	43%	$440,168	44%
Stockholders’ equity	584,129	57%	561,577	56%
Total capitalization, excluding short-term debt	$1,024,312	100%	$1,001,745	100%

	March 31, 2020		December 31, 2019
(in thousands)
Short-term debt	$254,339	20%	$247,371	19%
Long-term debt, including current maturities	455,783	35%	485,768	38%
Stockholders’ equity	584,129	45%	561,577	43%
Total capitalization, including short-term debt	$1,294,251	100%	$1,294,716	100%
Our target ratio of equity to total capitalization, including short-term borrowings, is between 50 and 60 percent. Our equity to total capitalization ratio, including short-term borrowings, was 45 percent as of March 31, 2020. We seek to align permanent financing with the in-service dates of our capital projects. We may utilize more temporary short-term debt when the financing cost is attractive as a bridge to the permanent long-term financing or if the equity markets are volatile.
Term Notes
In January 2019, we issued a $30.0 million unsecured term note through Branch Banking and Trust Company, with a maturity date of February 28, 2020. This note was paid in full in February 2020 utilizing our short-term borrowing facilities.
Shelf Agreements
We have entered into Shelf Agreements with Prudential, MetLife and NYL, with no party under any obligation to purchase any unsecured debt. The Prudential Shelf Agreement totaling $150.0 million was entered into in October 2015 and we issued $70.0 million of 3.25 percent unsecured debt in April 2017. The Prudential Shelf Agreement was then amended in September 2018 to increase the borrowing capacity back to $150.0 million, and in August 2019, we issued $100.0 million of 3.98 percent unsecured debt. In January 2020, we submitted a request for Prudential to purchase $50.0 million of our unsecured debt which was accepted and confirmed by Prudential. The Shelf Notes will bear interest at the rate of 3.00 percent per annum and the proceeds received from the issuance will be used to reduce short-term borrowings under our revolving credit facility, lines of credit and/or to fund capital expenditures. The closing of the issuance of the Shelf Notes is expected to occur on or before July 15, 2020. In April 2020, the Prudential Shelf Agreement was amended to reinstate and increase the available borrowing capacity back to $150.0 million.
The NYL Shelf Agreement totaling $100.0 million was entered into in March 2017 and we issued unsecured debt totaling $100.0 million during 2018. The NYL Shelf Agreement was amended in November 2018 to provide additional borrowing capacity of $50.0 million. In February 2020, we submitted a request for NYL to purchase $40.0 million of our unsecured debt which was accepted and confirmed by NYL. The Shelf Notes will bear interest at the rate of 2.96 percent per annum and the proceeds received from the issuance will be used to reduce short-term borrowings under our revolving credit facility, lines of credit and/or to fund capital expenditures. The closing of the issuance of the Shelf Notes is expected to occur on or before August 14, 2020.

The MetLife Shelf Agreement was entered into in March 2017 and it expired in March 2020. As of March 31, 2020, we had not requested that MetLife purchase unsecured senior debt under the MetLife Shelf Agreement. In April 2020, we agreed to commercial terms with MetLife to provide a new $150.0 million MetLife Shelf Agreement for a three-year term ending March 31, 2023. The MetLife Shelf Agreement will be finalized in May 2020.

The following table summarizes the available borrowing capacity under our Shelf Agreements and is reflective of activity that occurred subsequent to March 31, 2020:

(in thousands)	Total Borrowing Capacity	Less: Amount of Debt Issued	Less: Unfunded Commitments	Remaining Borrowing Capacity
Shelf Agreement
Prudential Shelf Agreement (1)	$220,000	$(170,000)	$(50,000)	$—
NYL Shelf Agreement (2)	150,000	(100,000)	(40,000)	10,000
Total Shelf Agreements as of March 31, 2020	370,000	(270,000)	(90,000)	10,000

Subsequent amendments / renewals:
Prudential Shelf Agreement (3)	150,000	—	—	150,000
MetLife Shelf Agreement (4)	150,000	—	—	150,000
Total Shelf Agreements added after March 31, 2020	300,000	—	—	300,000
Total Shelf Agreements as of May 5, 2020	$670,000	$(270,000)	$(90,000)	$310,000
(1) In January 2020, we requested and Prudential accepted our request to purchase $50.0 million of our unsecured debt.
(2) In February 2020, we requested and NYL accepted our request to purchase $40.0 million of our unsecured debt.
(3) In April 2020, the Prudential Shelf Agreement was amended to reinstate and increase the available borrowing capacity back to $150.0 million.
(4) In April 2020, we agreed to commercial terms with MetLife to provide a new $150.0 million MetLife Shelf Agreement for a three-year term ending March 31, 2023. The MetLife Shelf Agreement will be finalized in the May 2020.

The Uncollateralized Senior Notes, Shelf Agreements or Shelf Notes set forth certain business covenants to which we are subject when any note is outstanding, including covenants that limit or restrict our ability, and the ability of our subsidiaries, to incur indebtedness, or place or permit liens and encumbrances on any of our property or the property of our subsidiaries.
Short-term Borrowings
We are authorized by our Board of Directors to borrow up to $400.0 million of short-term debt, as required, from among our various short-term debt facilities. We utilize bank lines of credit to provide funds for our short-term cash needs to meet seasonal working capital requirements and to temporarily fund portions of the capital expenditure program.
As of March 31, 2020, we had five unsecured bank credit facilities with four financial institutions totaling $220.0 million in available credit. In addition, we have a $150.0 million Revolver under which borrowings can be designated as short-term debt. The terms of the Revolver are further described below. None of the unsecured bank lines of credit requires compensating balances. Our outstanding short-term borrowings at March 31, 2020 and December 31, 2019 were $254.3 million and $247.4 million at weighted average interest rates of 2.30 percent and 2.62 percent, respectively.
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
As a result of the uncertainty regarding the length of and depth of the impacts of the COVID-19 pandemic, in April 2020, we received commitments for an additional $50.0 million of short-term debt capacity through two credit facilities that mature on October 31, 2020.  These facilities have a commitment fee of 35 basis points with an interest rate of 175 basis points over LIBOR, to the extent we borrow under these facilities. Additionally, we have also agreed to commercial terms for two additional short-term credit facilities totaling $45.0 million that mature on October 31, 2020. These credit facilities are expected to be finalized in May 2020.

In April 2020, we entered into interest rate swaps with notional amounts totaling $70.0 million associated with two of our short-term lines of credit for a six-month term beginning April 2020 and terminating in October 2020. The interest rate swaps were entered to hedge the variability in cash flows attributable to changes in the short-term borrowing rates during this period. The respective fixed swap rates will be 0.3875 and 0.275 percent for the period. Our short-term borrowing will be based on the 30-day LIBOR rate. The interest swap will be cash settled monthly as the counter-party will pay us the 30-day LIBOR rate less the fixed rate.
Cash Flows
The following table provides a summary of our operating, investing and financing cash flows for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
(in thousands)
Net cash provided by (used in):
Operating activities	$58,808	$40,486
Investing activities	(31,498)	(43,369)
Financing activities	(30,313)	4,769
Net increase (decrease) in cash and cash equivalents	(3,003)	1,886
Cash and cash equivalents—beginning of period	6,985	6,089
Cash and cash equivalents—end of period	$3,982	$7,975

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
During the three months ended March 31, 2020 and 2019, net cash provided by operating activities was $58.8 million and $40.5 million, respectively, resulting in an increase in cash flows of $18.3 million. Significant operating activities generating the cash flows change were as follows:

•
Changes in net accounts receivable and accrued revenue and accounts payable and accrued liabilities increased cash flows by $30.5 million, due in part to the timing and receipt of payments and the absence of PESCO, whose assets and contracts we sold in the fourth quarter of 2019;

•	Changes in net regulatory assets and liabilities increased cash flows by $4.2 million due primarily to the change in fuel costs collected through the various cost recovery mechanisms;

•
Net income, adjusted for reconciling activities, increased cash flows by $2.3 million, due primarily to deferred income taxes, unrealized loss from investments and commodity contracts and depreciation and amortization, offset by realized gain from property sales due to consolidation of facilities in line with our strategic initiatives;

•	Changes in net prepaid expenses and other current assets, accrued compensation and other assets and liabilities, net decreased cash flows by $16.6 million; and

•	Net cash flows from changes in propane inventory, storage gas and other inventories decreased by approximately $3.3 million.
Cash Flows Used in Investing Activities
Net cash used in investing activities totaled $31.5 million and $43.4 million during the three months ended March 31, 2020 and 2019, respectively, resulting in an increase in cash flows of $11.9 million. Proceeds from sale of assets increased by $4.0 million due primarily to the sale of two properties in the first quarter of 2020. Cash paid for capital expenditures was $35.2 million for the first three months of 2020, compared to $43.2 million for the same period in 2019, resulting in increased cash flows of $8.0 million.

Cash Flows Provided by Financing Activities
Net cash used by financing activities totaled $30.3 million during the three months ended March 31, 2020 compared to net cash provided of $4.8 million used in financing activities during the prior year period resulting in an decrease in cash flows of $35.1 million. The decrease in net cash provided by financing activities resulted primarily from the following:

•
Decreased cash flows of $59.6 million from repayments of term notes of $29.6 million during the three months ended March 31, 2020 and decreased cash flows of $30.0 million from the issuance of term notes in January 2019;

•	Increased cash flows from short-term borrowing of $29.8 million under our line of credit arrangements; and

•	Cash dividends of $6.5 million paid during the three months ended March 31, 2020, compared to $5.9 million for the three months ended March 31, 2019.
Off-Balance Sheet Arrangements
We have issued corporate guarantees to certain vendors of our subsidiaries that provide for the payment of propane and natural gas purchases in the event of the subsidiary’s default. The liabilities for these purchases are recorded in our financial statements when incurred. The aggregate amount guaranteed at March 31, 2020 was $17.9 million, with the guarantees expiring on various dates through March 2, 2021.
The amounts related to PESCO were $6.8 million and are expected to be terminated or transferred in the second quarter of 2020. See Note 3, Acquisitions and Divestitures, for additional details on the sale of assets and contracts for PESCO.
As of March 31, 2020, we have issued letters of credit totaling approximately $5.4 million related to the electric transmission services for FPU's electric division, the firm transportation service agreement between TETLP and our Delaware and Maryland divisions, to our current and previous primary insurance carriers as well as PESCO. These letters of credit have various expiration dates through October 22, 2020. There have been no draws on these letters of credit as of March 31, 2020. We do not anticipate that the counterparties will draw upon these letters of credit, and we expect that they will be renewed to the extent necessary in the future. Additional information is presented in Note 7, Other Commitments and Contingencies in the condensed consolidated financial statements. As a result of the sale of assets and contracts for PESCO, letters of credit associated with PESCO are expected to be terminated or transferred in the second quarter of 2020. See Note 3, Acquisitions and Divestitures, for additional details on the sale of PESCO.

Contractual Obligations
There has been no material change in the contractual obligations presented in our 2019 Annual Report on Form 10-K, except for commodity purchase obligations entered into in the ordinary course of our business. The following table summarizes commodity purchase contract obligations at March 31, 2020:

	Payments Due by Period
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
(in thousands)
Purchase obligations - Commodity (1)	8,276	6,402	—	—	14,678
Total	$8,276	$6,402	$—	$—	$14,678

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
Rates and Regulatory Matters
Our natural gas distribution operations in Delaware, Maryland and Florida and electric distribution operation in Florida are subject to regulation by the respective state PSC; Eastern Shore is subject to regulation by the FERC; and Peninsula Pipeline is subject to regulation by the Florida PSC. At March 31, 2020, we were involved in regulatory matters in each of the jurisdictions in which we operate. Our significant regulatory matters are fully described in Note 5, Rates and Other Regulatory Activities, to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
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
Long-term debt is subject to potential losses based on changes in interest rates. Our long-term debt at March 31, 2020, consists of fixed-rate Senior Notes and $8.0 million of fixed-rate secured debt. We evaluate whether to refinance existing debt or permanently refinance existing short-term borrowings based in part on the fluctuation in interest rates. Additional information about our long-term debt is disclosed in Note 15, Long-term Debt, in the condensed consolidated financial statements.
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
We can store up to approximately 8.0 million gallons of propane (including leased storage and rail cars) during the winter season to meet our customers’ peak requirements and to serve metered customers. Decreases in the wholesale price of propane may cause the value of stored propane to decline, particularly if we utilize fixed price forward contracts for supply. To mitigate the risk of propane commodity price fluctuations on the inventory valuation, we have adopted a Risk Management Policy that allows our propane distribution operation to enter into fair value hedges, cash flow hedges or other economic hedges of our inventory.
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
The following table reflects the changes in the fair market value of financial derivatives contracts related to propane purchases and sales from December 31, 2019 to March 31, 2020:

(in thousands)	Balance at December 31, 2019	Increase (Decrease) in Fair Market Value	Less Amounts Settled	Balance at March 31, 2020
Sharp	$(1,844)	$(1,218)	$1,227	$(1,835)
Total	$(1,844)	$(1,218)	$1,227	$(1,835)
There were no changes in methods of valuations during the three months ended March 31, 2020.
The following is a summary of fair market value of financial derivatives as of March 31, 2020, by method of valuation and by maturity for each fiscal year period.

(in thousands)	2020	2021	2022	2023	2024	Total Fair Value
Price based on Mont Belvieu - Sharp	$(1,083)	$(681)	$(71)	$—	$—	$(1,835)
Total	$(1,083)	$(681)	$(71)	$—	$—	$(1,835)
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and Chief Financial Officer of Chesapeake Utilities, with the participation of other Company officials, have evaluated our “disclosure controls and procedures” (as such term is defined under Rules 13a-15(e) and 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2020. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.
Changes in Internal Control over Financial Reporting
In response to the COVID-19 pandemic and the current social distancing restrictions that have been established in our service territories, we have implemented our pandemic response plan, which includes having office staff work remotely to promote social distancing in efforts to reduce the spread of COVID-19.  During the quarter ended March 31, 2020, the implementation of our pandemic response plan did not result in a change in the design or operations of our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the year ended December 31, 2019, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC in connection with evaluating Chesapeake Utilities, our business and the forward-looking statements contained in this Quarterly Report on Form 10-Q.

We could be negatively impacted by the recent outbreak of COVID-19.

The outbreak of COVID-19 poses a health and financial crisis in the United States and globally, and related government restrictions and requirements and private sector responses could adversely affect our business operations.  It is impossible to predict the effect and ultimate impact of COVID-19 pandemic as the situation is rapidly evolving.  We are responding to COVID-19 by taking steps to mitigate the potential risks to us posed by its spread.  We provide a critical service to our customers, which means that it is paramount that we keep our employees who operate our businesses safe and minimize unnecessary risk of exposure to COVID-19.  We have a Pandemic Response Plan that dates back to 2007.  As soon as there were indications that the virus was spreading from China to other countries, we updated this plan, and continue to modify and adapt given the fluid situation.  This plan guides our emergency response, business continuity, and the precautionary measures we are taking on behalf of our employees, our customer and the communities we serve. We have taken extra precautions for our employees who work in the field and for employees who continue to work in our facilities, and we have implemented work from home policies where appropriate.  We have canceled travel plans, stopped movement between offices, transitioned to virtual, or on-line meetings and events, and instituted “social distancing” as directed by the CDC and state and local governments in the areas we serve.  We temporarily suspended walk-in customer access to our natural gas, propane and electric offices, and reminded customers of our on-line and direct mail payment options.  We also established critical teams and task forces to guide us through key aspects of this pandemic.  This is a rapidly evolving situation that could lead to extended disruption of economic activity in our markets.  We have instituted measures to ensure our supply chains remain open to us; however, there could be global shortages that will impact our maintenance and capital programs that we currently cannot anticipate.  We will continue to monitor developments affecting our workforce, our customers and our suppliers, and we will take additional precautions that we determine are necessary in order to mitigate the impacts.  We continue to implement measures to ensure that our systems remain functional in order to both serve our operational needs with a remote workforce and keep them running to ensure uninterrupted service to our customers.  We currently cannot estimate the potential impacts to our financial position, results of operations, and cash flows.

Although it is not possible to reliably estimate the duration or severity of the pandemic and, hence, its financial impact on the Company, the extent to which COVID-19 impacts our results, financial position and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including new information, which may emerge concerning the severity and duration of the pandemic, the actions mandated by governmental authorities to contain COVID-19 and the availability for vaccines or therapies to treat its impact, among others.
Additional risks and uncertainties not known to us at present, or that we currently deem immaterial, also may affect Chesapeake Utilities. The occurrence of any of these known or unknown risks could have a material adverse impact on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
Period	Purchased	per Share	or Programs (2)	or Programs (2)
January 1, 2020 through January 31, 2020 (1)	411	$93.41	—	—
February 1, 2020 through February 29, 2020	—	—	—	—
March 1, 2020 through March 31, 2020	—	—	—	—
Total	411	$93.41	—	—

(1) Chesapeake Utilities purchased shares of common stock on the open market for the purpose of reinvesting the dividend on shares held in the Rabbi Trust accounts for certain directors and senior executives under the Non-Qualified Deferred Compensation Plan. The Non-Qualified Deferred Compensation Plan is discussed in detail in Item 8 under the heading “Notes to the Consolidated Financial Statements—Note 9, Employee Benefit Plans” in our latest Annual Report on Form 10-K for the year ended December 31, 2019. During the quarter ended March 31, 2020, 411 shares were purchased through the reinvestment of dividends on deferred stock units.
(2) Except for the purposes described in Footnote (1), Chesapeake Utilities has no publicly announced plans or programs to repurchase its shares.

Item 3. Defaults upon Senior Securities
None.

Item 5. Other Information

None.

Item 6.	Exhibits

10.1*	Executive Employment Agreement dated May 6, 2020 between Chesapeake Utilities Corporation and Beth W. Cooper.

10.2*	Executive Employment Agreement dated May 6, 2020 between Chesapeake Utilities Corporation and James F. Moriarty.

10.3*	Loan Agreement dated April 24, 2020, between Chesapeake Utilities Corporation and PNC Bank, National Association.

10.4*	Loan Agreement dated April 27, 2020, between Chesapeake Utilities Corporation and Bank of America, N.A.

10.5*	Revolving Line of Credit Note dated April 24, 2020, issued by Chesapeake Utilities Corporation in favor of PNC Bank, National Association.

10.6*	Promissory Note dated April 27, 2020, issued by Chesapeake Utilities Corporation in favor of Bank of America, N.A.

31.1*	Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350.

32.2*	Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE UTILITIES CORPORATION

/S/ BETH W. COOPER
Beth W. Cooper Executive Vice President, Chief Financial Officer, and Assistant Corporate Secretary
Date: May 6, 2020

