Form 10-K/A
period 2019-12-31
CHESAPEAKE UTILITIES CORP
filed 2020-06-29
CIK 19745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

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
302-734-6799
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock-par value per share $0.4867	CPK	New York Stock Exchange, Inc.

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
☒
    No
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

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
The number of shares of Chesapeake Utilities Corporation’s common stock outstanding as of February 20, 2020 was 16,407,017.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated by reference in Part II and Part III, which Proxy Statement shall be filed with the Securities and Exchange Commission within 120 days after the end of registrant’s fiscal year ended December 31, 2019.

EXPLANATORY NOTE
This Amendment No. 1 on Form
10-K/A
(this “Amendment”) to Chesapeake Utilities Corporation’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2019 (the “Original Filing”), which was originally filed with the Securities and Exchange Commission on February 26, 2020 (the “Original Filing Date”), is being filed for the sole purpose of amending the Exhibits contained in Item 15(a)(3) of Part IV of the Original Filing to include Exhibit 4.12, Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended, which was not included in the Original Filing, and to amend the descriptions of Exhibits 4.10 and 4.11.
Except as described above, no changes have been made to the Original Filing and this Amendment does not modify, amend, or update in any way any of the financial or other information contained in the Original Filing. This Amendment does not reflect events that may have occurred subsequent to the Original Filing Date.
Pursuant to Rule
12b-15
of the Securities Exchange Act of 1934, as amended, new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment under Item 15 of Part IV hereof. Because no financial statements have been included in this Amendment and this Amendment does not contain any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4, and 5 of the certifications have been omitted.
PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:
(a)(1) All of the financial statements, reports and notes to the financial statements included in Item 8 of Part II of this Annual Report on Form
10-K.
(1)
(a)(2) Schedule
II-Valuation
and Qualifying Accounts.
(1)
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

• Exhibit 4.2
Note Agreement dated October 31, 2008, among Chesapeake Utilities Corporation, as issuer, General American Life Insurance Company and New England Life Insurance Company, relating to the private placement of Chesapeake Utilities Corporation’s 5.93% Senior Notes due 2023.†

• Exhibit 4.3
Note Agreement dated June 29, 2010, among Chesapeake Utilities Corporation, as issuer, Metropolitan Life Insurance Company and New England Life Insurance Company, relating to the private placement of Chesapeake Utilities Corporation’s 5.68% Senior Notes due 2026 and Chesapeake Utilities Corporation’s 6.43% Senior Notes due 2028.†

• Exhibit 4.4
Note Agreement dated September 5, 2013, among Chesapeake Utilities Corporation, as issuer, and certain note holders, relating to the private placement of Chesapeake Utilities Corporation’s 3.73% Senior Notes due 2028 and Chesapeake Utilities Corporation’s 3.88% Senior Notes due 2029.†

• Exhibit 4.5
Form of Indenture of Mortgage and Deed of Trust dated September 1, 1942, between Florida Public Utilities Company and the trustee, for the First Mortgage Bonds, is incorporated herein by reference to Exhibit
7-A
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
for the period ended June 30, 1992.

• Exhibit 4.9
Private Shelf Agreement dated October 8, 2015, between Chesapeake Utilities Corporation, as issuer, and Prudential Investment Management Inc., relating to the private placement of Chesapeake Utilities Corporation’s 3.25% Senior Notes due 2032 and the sale of other Chesapeake Utilities Corporation unsecured Senior Notes from time to time, is incorporated herein by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q for the period ended September 30, 2015, File No. 001-11590.

• Exhibit 4.10
First Amendment to Private Shelf Agreement dated September 14, 2018, between Chesapeake Utilities Corporation, as issuer, and PGIM, Inc. (formerly known as Prudential Investment Management, Inc.), and other purchasers that may become party thereto, relating to the private placement of Chesapeake Utilities Corporation’s 3.98% Senior Notes due 2039 and 3.0% Senior Notes due 2035. †

• Exhibit 4.11
Master Note Agreement dated March 2, 2017, as subsequently amended on November 15, 2018, among Chesapeake Utilities Corporation, as issuer, NYL Investors LLC, and other certain note holders that may become party thereto from time to time relating to the private placement of Chesapeake Utilities Corporation’s 3.48% Senior Notes due 2038, Chesapeake Utilities Corporation’s 3.58% Senior Notes due 2038, and Chesapeake Utilities Corporation’s 2.96% Senior Notes due 2035. †

• Exhibit 4.12	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended, is filed herewith.

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

• Exhibit 10.25*
Form of Performance Share Agreement, effective December 3, 2019 for the period 2019 to 2020, pursuant to Chesapeake Utilities Corporation 2013 Stock and Incentive Compensation Plan by and between Chesapeake Utilities Corporation and each of Jeffry M. Householder, Beth W. Cooper, James F. Moriarty and Kevin Webber. (1)

• Exhibit 10.26*
Form of Performance Share Agreement, effective December 3, 2019 for the period 2019 to 2021, pursuant to Chesapeake Utilities Corporation 2013 Stock and Incentive Compensation Plan by and between Chesapeake Utilities Corporation and each of Jeffry M. Householder, Beth W. Cooper, James F. Moriarty and Kevin Webber. (1)

• Exhibit 10.27*	Executive Employment Agreement dated December 4, 2019, between Chesapeake Utilities Corporation and Kevin Webber. (1)

• Exhibit 10.28*
Form of Performance Share Agreement, effective February 25, 2020 for the period 2020 to 2022, pursuant to Chesapeake Utilities Corporation 2013 Stock and Incentive Compensation Plan by and between Chesapeake Utilities Corporation and each of Jeffry M. Householder, Beth W. Cooper, James F. Moriarty and Kevin Webber. (1)

• Exhibit 10.29*	Amendment to Executive Employment Agreement dated December 4, 2019, between Chesapeake Utilities Corporation and Jeffry M. Householder. (1)

• Exhibit 10.30*	Amendment to Executive Employment Agreement dated December 4, 2019, between Chesapeake Utilities Corporation and Beth W. Cooper. (1)

• Exhibit 10.31*	Amendment to Executive Employment Agreement dated December 4, 2019, between Chesapeake Utilities Corporation and James F. Moriarty. (1)

• Exhibit 21	Subsidiaries of the Registrant. (1)

• Exhibit 23.1	Consent of Independent Registered Public Accounting Firm. (1)

• Exhibit 31.1	Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to Exchange Act Rule 13a-14(a) and 15d—14(a), is filed herewith.

• Exhibit 31.2	Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to Exchange Act Rule 13a-14(a) and 15d—14(a), is filed herewith.

• Exhibit 32.1	Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350. (1)

• Exhibit 32.2	Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350. (1)

• Exhibit 101.INS XBRL Instance Document. (2)

• Exhibit 101.SCH XBRL Taxonomy Extension Schema Document. (2)

• Exhibit 101.CAL XBRL Taxonomy Extension Calculation Linkbase Document. (2)

• Exhibit 101.DEF XBRL Taxonomy Extension Definition Linkbase Document. (2)

• Exhibit 101.LAB XBRL Taxonomy Extension Label Linkbase Document. (2)

• Exhibit 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document. (2)

• Exhibit 104 Cover Page Interactive Data File—formatted in Inline XBRL and contained in Exhibit 101.

*	Management contract or compensatory plan or agreement.

†	These agreements have not been filed herewith pursuant to Item 601(b)(4) of Regulation S-K under the Securities Act of 1933, as amended. We hereby agree to furnish copies to the SEC upon request.

(1)
Previously filed as an exhibit to the Annual Report on Form
10-K
for the fiscal year ended December 31, 2019, and filed with the Securities and Exchange Commission on February 26, 2020, File No.
 001-11590.

(2)
Previously furnished as an exhibit to the Annual Report on Form
10-K
for the fiscal year ended December 31, 2019, and filed with the Securities and Exchange Commission on February 26, 2020, File No.
 001-11590.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Chesapeake Utilities Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chesapeake Utilities Corporation

By:	/s/ Jeffry M. Householder
Jeffry M. Householder
President, Chief Executive Officer and Director
June 26, 2020