Form 10-Q
period 2020-06-30
CHESAPEAKE UTILITIES CORP
filed 2020-08-05
CIK 19745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2020
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Common Stock, par value $0.4867 — 16,493,573 shares outstanding as of July 31, 2020.

GLOSSARY OF DEFINITIONS
ASC: Accounting Standards Codification issued by the FASB
Aspire Energy: Aspire Energy of Ohio, LLC
ASU: Accounting Standards Update issued by the FASB
Boulden: Boulden, Inc., an entity from whom we acquired certain propane operating assets
CARES Act: Coronavirus Aid, Relief, and Economic Security Act
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
(in thousands, except shares and per share data)
Operating Revenues
Regulated Energy	$73,518	$73,403	$176,473	$177,021
Unregulated Energy and other	23,533	21,139	73,268	77,984
Total Operating Revenues	97,051	94,542	249,741	255,005
Operating Expenses
Regulated Energy cost of sales	16,387	18,317	51,219	54,833
Unregulated Energy and other cost of sales	6,573	6,857	24,609	31,267
Operations	34,607	31,531	70,559	66,945
Maintenance	4,143	3,600	7,979	7,280
Gain from a settlement	(130)	(130)	(130)	(130)
Depreciation and amortization	12,247	11,464	24,500	22,392
Other taxes	5,247	4,738	10,894	10,131
Total Operating Expenses	79,074	76,377	189,630	192,718
Operating Income	17,977	18,165	60,111	62,287
Other income (expense), net	(279)	(320)	3,039	(380)
Interest charges	5,054	5,552	10,868	11,180
Income from Continuing Operations Before Income Taxes	12,644	12,293	52,282	50,727
Income Taxes on Continuing Operations	1,983	3,379	12,580	13,002
Income from Continuing Operations	10,661	8,914	39,702	37,725
Income (loss) from Discontinued Operations, Net of Tax	295	(610)	184	(757)
Net Income	$10,956	$8,304	$39,886	$36,968
Weighted Average Common Shares Outstanding:
Basic	16,448,490	16,401,028	16,431,724	16,393,022
Diluted	16,503,603	16,445,743	16,487,807	16,439,333
Basic Earnings Per Share of Common Stock:
Earnings from Continuing Operations	$0.65	$0.55	$2.42	$2.31
Earnings (loss) from Discontinued Operations	0.02	(0.04)	0.01	(0.05)
Basic Earnings Per Share of Common Stock	$0.67	$0.51	$2.43	$2.26

Diluted Earnings Per Share of Common Stock:
Earnings from Continuing Operations	$0.64	$0.54	$2.41	$2.30
Earnings (loss) from Discontinued Operations	0.02	(0.04)	0.01	(0.05)
Diluted Earnings Per Share of Common Stock	$0.66	$0.50	$2.42	$2.25
The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
(in thousands)
Net Income	$10,956	$8,304	$39,886	$36,968
Other Comprehensive Income (Loss), net of tax:
Employee Benefits, net of tax:
Amortization of prior service cost, net of tax of $(5), $(5), $(10) and $(10), respectively	(14)	(14)	(28)	(29)
Net gain, net of tax of $28, $42, $55 and $86, respectively	80	121	160	242
Cash Flow Hedges, net of tax:
Unrealized gain (loss) on commodity contract cash flow hedges, net of tax of $651, $(850), $653 and $343, respectively	1,703	(2,115)	1,710	868
Unrealized loss on interest rate swap cash flow hedges, net of tax of $(14), $0, $(14) and $0, respectively	(37)	—	(37)	—
Total Other Comprehensive Income (Loss), net of tax	1,732	(2,008)	1,805	1,081
Comprehensive Income	$12,688	$6,296	$41,691	$38,049
The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

Assets	June 30, 2020	December 31, 2019
(in thousands, except shares and per share data)
Property, Plant and Equipment
Regulated Energy	$1,499,389	$1,441,473
Unregulated Energy	277,209	265,209
Other businesses and eliminations	39,798	39,850
Total property, plant and equipment	1,816,396	1,746,532
Less: Accumulated depreciation and amortization	(357,303)	(336,876)
Plus: Construction work in progress	66,267	54,141
Net property, plant and equipment	1,525,360	1,463,797
Current Assets
Cash and cash equivalents	3,590	6,985
Trade and other receivables	48,799	50,899
Less: Allowance for credit losses	(2,104)	(1,337)
Trade receivables, net	46,695	49,562
Accrued revenue	12,076	20,846
Propane inventory, at average cost	3,951	5,824
Other inventory, at average cost	5,397	6,067
Regulatory assets	3,625	5,144
Storage gas prepayments	1,943	3,541
Income taxes receivable	9,827	20,050
Prepaid expenses	9,167	13,928
Derivative assets, at fair value	1,270	—
Other current assets	1,017	2,879
Total current assets	98,558	134,826
Deferred Charges and Other Assets
Goodwill	32,684	32,668
Other intangible assets, net	7,520	8,129
Investments, at fair value	9,571	9,229
Operating lease right-of-use assets	11,546	11,563
Regulatory assets	74,814	73,407
Receivables and other deferred charges	62,122	49,579
Total deferred charges and other assets	198,257	184,575
Total Assets	$1,822,175	$1,783,198

The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

Capitalization and Liabilities	June 30, 2020	December 31, 2019
(in thousands, except shares and per share data)
Capitalization
Stockholders’ equity
Preferred stock, par value $0.01 per share (authorized 2,000,000 shares), no shares issued and outstanding	$—	$—
Common stock, par value $0.4867 per share (authorized 50,000,000 shares)	8,013	7,984
Additional paid-in capital	263,272	259,253
Retained earnings	326,454	300,607
Accumulated other comprehensive loss	(4,462)	(6,267)
Deferred compensation obligation	5,659	4,543
Treasury stock	(5,659)	(4,543)
Total stockholders’ equity	593,277	561,577
Long-term debt, net of current maturities	430,106	440,168
Total capitalization	1,023,383	1,001,745
Current Liabilities
Current portion of long-term debt	15,600	45,600
Short-term borrowing	286,405	247,371
Accounts payable	46,382	54,069
Customer deposits and refunds	30,707	30,939
Accrued interest	2,169	2,554
Dividends payable	7,244	6,644
Accrued compensation	9,260	16,236
Regulatory liabilities	10,328	5,991
Derivative liabilities, at fair value	802	1,844
Other accrued liabilities	20,926	12,076
Total current liabilities	429,823	423,324
Deferred Credits and Other Liabilities
Deferred income taxes	193,595	180,656
Regulatory liabilities	130,180	127,744
Environmental liabilities	4,520	6,468
Other pension and benefit costs	28,185	30,569
Operating lease - liabilities	10,055	9,896
Deferred investment tax credits and other liabilities	2,434	2,796
Total deferred credits and other liabilities	368,969	358,129
Environmental and other commitments and contingencies (Notes 6 and 7)
Total Capitalization and Liabilities	$1,822,175	$1,783,198
The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2020	2019
(in thousands)
Operating Activities
Net income	$39,886	$36,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,500	22,684
Depreciation and accretion included in other costs	4,807	4,322
Deferred income taxes	12,232	7,746
Gain on sale of discontinued operations	(200)	—
Realized gain on commodity contracts and sale of assets	(3,496)	(572)
Unrealized loss (gain) on investments/commodity contracts	130	(1,089)
Employee benefits and compensation	21	764
Share-based compensation	2,322	1,095
Changes in assets and liabilities:
Accounts receivable and accrued revenue	11,455	51,362
Propane inventory, storage gas and other inventory	4,140	6,458
Regulatory assets/liabilities, net	4,133	(1,610)
Prepaid expenses and other current assets	6,016	9,660
Accounts payable and other accrued liabilities	(1,604)	(56,902)
Income taxes (payable) receivable	(1,480)	4,316
Customer deposits and refunds	(232)	(4,316)
Accrued compensation	(7,086)	(5,365)
Other assets and liabilities, net	(3,866)	(946)
Net cash provided by operating activities	91,678	74,575
Investing Activities
Property, plant and equipment expenditures	(82,779)	(90,443)
Proceeds from sale of assets	4,273	207
Proceeds from the sale of discontinued operations	200	—
Environmental expenditures	(1,948)	(644)
Net cash used in investing activities	(80,254)	(90,880)
Financing Activities
Common stock dividends	(12,976)	(11,759)
Issuance (repurchase) of stock under the Dividend Reinvestment Plan	359	(368)
Tax withholding payments related to net settled stock compensation	(977)	(692)
Change in cash overdrafts due to outstanding checks	(3,431)	548
Net borrowings under line of credit agreements	42,319	6,220
Proceeds from issuance of long-term debt, net of offering fees	(13)	29,956
Repayment of long-term debt and capital lease obligation	(40,100)	(6,435)
Net cash (used) provided by financing activities	(14,819)	17,470
Net (Decrease) Increase in Cash and Cash Equivalents	(3,395)	1,165
Cash and Cash Equivalents—Beginning of Period	6,985	6,089
Cash and Cash Equivalents—End of Period	$3,590	$7,254
The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock (1)
(in thousands, except shares and per share data)	Number of Shares(2)	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation	Treasury Stock	Total
Balance at March 31, 2019	16,397,017	$7,980	$255,307	$284,111	$(3,739)	$4,376	$(4,376)	$543,659
Net income	—	—	—	8,304	—	—	—	8,304
Other comprehensive loss	—	—	—	—	(2,008)	—	—	(2,008)
Dividend declared ($0.4050 per share)	—	—	—	(6,653)	—	—	—	(6,653)
Dividend reinvestment plan	—	—	(1)	—	—	—	—	(1)
Share-based compensation and tax benefit (3)(4)	6,759	4	1,079	—	—	—	—	1,083
Treasury stock activities	—	—	—	—	—	318	(318)	—
Balance at June 30, 2019	16,403,776	$7,984	$256,385	$285,762	$(5,747)	$4,694	$(4,694)	$544,384

Balance at December 31, 2018	16,378,545	$7,971	$255,651	$261,530	$(6,713)	$3,854	$(3,854)	$518,439
Net income	—	—	—	36,968	—	—	—	36,968
Prior period reclassification	—	—	—	115	(115)	—	—	—
Other comprehensive income	—	—	—	—	1,081	—	—	1,081
Dividend declared ($0.775 per share)	—	—	—	(12,851)	—	—	—	(12,851)
Dividend reinvestment plan	—	—	(2)	—	—	—	—	(2)
Share-based compensation and tax benefit (3)(4)	25,231	13	736	—	—	—	—	749
Treasury stock activities	—	—	—	—	—	840	(840)	—
Balance at June 30, 2019	16,403,776	$7,984	$256,385	$285,762	$(5,747)	$4,694	$(4,694)	$544,384

Balance at March 31, 2020	16,433,105	$7,998	$259,521	$322,804	$(6,194)	$5,468	$(5,468)	584,129
Net income	—	—	—	10,956	—	—	—	10,956
Other comprehensive income	—	—	—	—	1,732	—	—	1,732
Dividend declared ($0.440 per share)	—	—	—	(7,306)	—	—	—	(7,306)
Retirement Savings Plan and Dividend Reinvestment Plan	21,833	11	1,921	—	—	—	—	1,932
Share-based compensation and tax benefit (3) (4)	8,870	4	1,830	—	—	—	—	1,834
Treasury stock activities	—	—	—	—	—	191	(191)	—
Balance at June 30, 2020	16,463,808	$8,013	$263,272	$326,454	$(4,462)	$5,659	$(5,659)	$593,277

Balance at December 31, 2019	16,403,776	$7,984	$259,253	$300,607	$(6,267)	$4,543	$(4,543)	$561,577
Net income	—	—	—	39,886	—	—	—	39,886
Other comprehensive income	—	—	—	—	1,805	—	—	1,805
Dividend declared ($0.8450 per share)	—	—	—	(14,009)	—	—	—	(14,009)
Retirement Savings Plan and Dividend Reinvestment Plan	25,576	13	2,273	—	—	—	—	2,286
Share-based compensation and tax benefit (3) (4)	34,456	16	1,746	—	—	—	—	1,762
Treasury stock activities	—	—	—	—	—	1,116	(1,116)	—
Cumulative effect of the adoption of ASU 2016-13	—	—	—	(30)	—	—	—	(30)
Balance at June 30, 2020	16,463,808	$8,013	$263,272	$326,454	$(4,462)	$5,659	$(5,659)	$593,277

(1)
2,000,000 shares of preferred stock at $0.01 par value have been authorized. No shares have been issued or are outstanding; accordingly, no information has been included in the statements of stockholders’ equity.

(2)	Includes 107,141 shares at June 30, 2020, 95,329 shares at December 31, 2019, 105,409 shares at June 30, 2019 and 97,053 shares at December 31, 2018, respectively, held in a Rabbi Trust related to our Non-Qualified Deferred Compensation Plan.

(3)	Includes amounts for shares issued for directors’ compensation.

(4)	The shares issued under the SICP are net of shares withheld for employee taxes. For the six months ended June 30, 2020 and 2019, we withheld 10,319 and 7,635 shares, respectively, for employee taxes.

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
Beginning in the third quarter of 2019, our management began executing a strategy to sell the operating assets of PESCO. In the fourth quarter of 2019, we closed on four separate transactions to sell PESCO's assets and contracts. As a result of these sales, we have fully exited the natural gas marketing business, which provided natural gas management and supply services to commercial and industrial customers in Florida, Delaware, Maryland, Pennsylvania, Ohio and other states. Accordingly, PESCO’s historical financial results are reflected in our condensed consolidated financial statements as discontinued operations, which required retrospective application to financial information for all periods presented. Refer to Note 3, Acquisitions and Divestitures, for further information
Effects of COVID-19
On March 13, 2020, the CDC declared a national emergency due to the rapidly growing outbreak of COVID-19. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These restrictions have continued to significantly impact economic conditions in the United States. We are considered an “essential business,” which allows us to continue our operational activities and construction projects while the social distancing restrictions remain in place. In response to the COVID-19 pandemic and related restrictions, we implemented our pandemic response plan, which includes having all employees who can work remotely do so in order to promote social distancing and providing personal protective equipment to field employees to reduce the spread of COVID-19. Impacts from the restrictions imposed in our service territories and the implementation of our pandemic response plan, included reduced energy consumption primarily in the commercial and industrial sectors, incremental expenses associated with COVID-19 including protective personal equipment, premium pay for field employees and higher bad debt expense. The additional operating expenses we incurred support the ongoing delivery of our essential services during these unprecedented times. The negative impact was partially offset by reduced federal income tax expense recognized in connection with implementation of the CARES Act and lower short-term borrowing costs resulting from a decrease in interest rates. As the COVID-19 pandemic is still ongoing, to date we have not established regulatory assets associated with the incremental expense impacts, as currently authorized by the Delaware and Maryland PSCs. In Florida, the PSC requires utility companies seeking regulatory asset treatment for COVID-19 related expenses to individually file a formal petition for consideration. We are committed to communicating timely updates and will continue to monitor developments affecting our employees, customers, suppliers, stockholders and take additional precautions as warranted to operate safely and to comply with the CDC, Occupational Safety and Health Administration, state and local requirements in order to protect our employees, customers and the communities we serve, and update and communicate the ongoing financial impact on our results once determined. Refer to Note 5, Rates and Other Regulatory Activities, for further information on the potential deferral of incremental expenses associated with COVID-19.

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
When determining estimated credit losses we analyzed the balance of our trade receivables based on the underlying service line they pertain to. This resulted in an examination of trade receivables from our energy distribution, energy transmission, energy delivery services and propane operations service lines. Our energy distribution service line consists of all our regulated distribution utility operations on the Delmarva Peninsula and throughout Florida. These business units have the ability to recover their costs through the rate making process, which can include consideration for amounts historically written off as a component of their rate base. Therefore, they possess a mechanism to recover credit losses which we believe reduces their exposure to credit risk. Our energy transmission and energy delivery services business units consist of our natural gas pipelines and our mobile compressed natural gas ("CNG") delivery operations. The majority of the customer base these business units serve are regulated distribution utilities who also have the ability to recover their costs. We believe this cost recovery mechanism significantly reduces the amount of credit risk they present. Our propane operations are unregulated and do not have the same ability to recover their costs as our regulated operations. However, historically our propane operations have not had material write offs relative to the amounts of revenues earned.
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
During the first quarter of 2020, COVID-19 began to rapidly spread within the United States. Federal, state and local governments throughout the country imposed restrictions to promote social distancing to slow the spread of the virus, which has also had the effect of limiting commercial activity. These measures have resulted in significant job losses and a slowing of economic activity across the United States and in the areas that we serve. We have been identified as an “essential business,” which allowed us to continue operational activity and construction projects with social distancing restrictions in place. We have considered the impact of COVID-19 for the six months ended June 30, 2020, monitored developments that impact our customers’ ability to pay and have revised our estimates of expected credit losses.
Our prior estimates for expected credit losses had not included an evaluation of current conditions or forward-looking economic indicators as we were not required to consider those factors under the previous incurred loss accounting guidance. The below table provides a reconciliation of our allowance for credit losses at June 30, 2020:

(in thousands)
Balance at December 31, 2019	$1,337
Additions:
Provision for credit losses	794
Recoveries	450
Deductions:
Write offs	(477)
Balance at June 30, 2020	$2,104

Fair Value Measurement (ASC 820) - In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which removes, modifies and adds certain disclosure requirements on fair value measurements in ASC 820. We adopted ASU 2018-13 beginning January 1, 2020 and, since the changes only impacted disclosures, its adoption did not have a material impact on our financial position or results of operations.
Intangibles - Goodwill (ASC 350) - In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. ASU 2017-04 was effective beginning January 1, 2020. The amendments included in this ASU are to be applied prospectively, and are not expected to have a material impact on our financial position or results of operations.

2.	Calculation of Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
(in thousands, except shares and per share data)
Calculation of Basic Earnings Per Share:
Income from Continuing Operations	$10,661	$8,914	$39,702	$37,725
Income (Loss) from Discontinued Operations	295	(610)	184	(757)
Net Income	$10,956	$8,304	$39,886	$36,968

Weighted average shares outstanding	16,448,490	16,401,028	16,431,724	16,393,022
Basic Earnings Per Share from Continuing Operations	$0.65	$0.55	$2.42	$2.31
Basic Earnings (Loss) Per Share from Discontinued Operations	0.02	(0.04)	0.01	(0.05)
Basic Earnings Per Share	$0.67	$0.51	$2.43	$2.26

Calculation of Diluted Earnings Per Share:
Reconciliation of Denominator:
Weighted shares outstanding—Basic	16,448,490	16,401,028	16,431,724	16,393,022
Effect of dilutive securities—Share-based compensation	55,113	44,715	56,083	46,311
Adjusted denominator—Diluted	16,503,603	16,445,743	16,487,807	16,439,333
Diluted Earnings Per Share from Continuing Operations	$0.64	$0.54	$2.41	$2.30
Diluted Earnings (Loss) Per Share from Discontinued Operations	0.02	(0.04)	0.01	(0.05)
Diluted Earnings Per Share	$0.66	$0.50	$2.42	$2.25

3.	Acquisitions and Divestitures

Pending Acquisition of Elkton Gas
In July 2020, we closed on the acquisition of Elkton Gas, which provides natural gas distribution service to approximately 7,000 residential and commercial customers within a franchised area of Cecil County, Maryland. The purchase price is approximately $15.0 million. Elkton Gas’ territory is contiguous to our franchised service territory in Cecil County, Maryland. Elkton Gas will continue to operate out of its existing office with the same local personnel who are also expected to serve our existing franchised service territory in Cecil County.

Acquisition of Boulden
In December 2019, Sharp acquired certain propane operating assets of Boulden, which provides propane distribution service to approximately 5,200 customers in Delaware, Maryland and Pennsylvania, for approximately $24.6 million, net of cash acquired. Additionally, the purchase price included $0.2 million of working capital. We recorded contingent consideration of $0.6 million related to the seller's adherence to various provisions contained in the contract through the first anniversary of the transaction closing. We accounted for the purchase of the operating assets of Boulden as a business combination and integrated the business into our Sharp operation. There are multiple strategic benefits to this acquisition including it: (i) overlays with the pending Elkton Gas acquisition to establish an integrated energy delivery platform in Cecil County, Maryland; (ii) includes an established customer base with opportunities for future growth; (iii) enables operational synergies, including supply, for the northern Delmarva Peninsula; and (iv) provides opportunities to market additional services and pricing programs to these customers.
In connection with this acquisition, we recorded $8.3 million in property, plant and equipment, $5.1 million in intangible assets associated with customer relationships and non-compete agreements and $11.2 million in goodwill, all of which is deductible for income tax purposes. The amounts recorded in conjunction with the acquisition are preliminary, and subject to adjustment based on contractual provisions and will be finalized in the fourth quarter of 2020. For the three months ended June 30, 2020, Boulden generated operating revenue and income of $0.8 million and $0.1 million, respectively. For the six months ended June 30, 2020, Boulden generated operating revenue and income of $3.6 million and $1.4 million, respectively.
Divestiture of PESCO
During the fourth quarter of 2019, we sold PESCO's assets and contracts in four separate transactions and exited the natural gas marketing business. As a result of the sales agreements, we began to report PESCO as discontinued operations during the third quarter of 2019, excluded PESCO's performance from continuing operations for all periods presented and classified its assets and liabilities as held for sale where applicable. We received a total of $23.1 million in cash consideration from the buyers, inclusive of working capital of $8.0 million and recognized total pre-tax gain of $7.5 million ($5.5 million after tax) in connection with these transactions, $7.3 million of this gain was recognized in the fourth quarter of 2019.
Operating revenues and costs of sales from the previous reporting periods, which were previously eliminated in consolidation, have been grossed up and are now reflected as a component of operating revenues and costs of sales for the three and six months ended June 30, 2019. We recast these amounts because, upon completion of the sales transactions, we continued to provide and receive services from the buyers through the remainder of the contractual terms.

A summary of discontinued operations presented in the condensed consolidated statements of income includes the following:

	Three Months		Six Months
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Operating revenues(1)	$3	$41,280	$23	$118,302
Cost of sales(1)	10	40,539	1	115,701
Other operating expenses	39	1,470	197	3,460
Operating loss	(46)	(729)	(175)	(859)
Interest and other expense	(6)	(101)	(29)	(166)
Loss from Discontinued Operations before income taxes	(52)	(830)	(204)	(1,025)
Gain on sale of Discontinued Operations	200	—	200
Income tax benefit	(147)	(220)	(188)	(268)
Gain (Loss) from Discontinued Operations, Net of Tax	$295	$(610)	$184	$(757)
(1) Included in operating revenues and cost of sales for the three and six months ended June 30, 2019, is $4.9 million and $14.8 million, respectively, representing amounts which had been previously eliminated in consolidation related to intercompany activity that continued with the buyers after the disposition of the assets of PESCO.

Since the disposition of the assets and contracts of PESCO was completed in the fourth quarter of 2019, there were no assets or liabilities classified as held for sale at June 30, 2020 and December 31, 2019.

We have elected not to separately disclose discontinued operations on the condensed consolidated statements of cash flows. The following table summarizes significant statements of cash flows data related to the discontinued operations of PESCO:

(in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Depreciation and amortization	$146	$291
Deferred income taxes	$(1,021)	$375
Realized loss on commodity contracts	$(97)	$(681)

Our Delmarva Peninsula natural gas distribution operations had asset management agreements with PESCO to manage their natural gas transportation and storage capacity. The agreements were effective as of April 1, 2017, and expired on March 31, 2020. As a result of the sale of the assets of PESCO, effective October 1, 2019, these agreements were managed by New Jersey Resource Energy Services Company through the remainder of the contract term. In March 2020, our Delmarva Peninsula natural gas distribution operations entered into asset management agreements with a third party to manage their natural gas transportation and storage capacity. The agreements were effective as of April 1, 2020, and expire on March 31, 2023. In addition to the asset management agreements, Eastern Shore had several firm transportation and capacity arrangements with PESCO, which were included in the assets sold to United Energy Trading, LLC. Eastern Shore will continue to fulfill these arrangements throughout the remainder of their contractual term. These agreements currently have expiration dates of November 30, 2021.

4.     Revenue Recognition
We recognize revenue when our performance obligations under contracts with customers have been satisfied, which generally occurs when our businesses have delivered or transported natural gas, electricity or propane to customers. We exclude sales taxes and other similar taxes from the transaction price. Typically, our customers pay for the goods and/or services we provide in the month following the satisfaction of our performance obligation. The revenues in the following tables exclude operating revenues from PESCO that are reflected as discontinued operations. The following table displays our revenue from continuing operations by major source based on product and service type for the three months ended June 30, 2020 and 2019:

	Three months ended June 30, 2020				Three Months Ended June 30, 2019
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Energy distribution
Delaware natural gas division	$11,758	$—	$—	$11,758	$8,256	$—	$—	$8,256
Florida natural gas division	7,231	—	—	7,231	7,015	—	—	7,015
FPU electric distribution	15,701	—	—	15,701	20,464	—	—	20,464
FPU natural gas distribution	19,498	—	—	19,498	18,663	—	—	18,663
Maryland natural gas division	3,979	—	—	3,979	3,186	—	—	3,186
Sandpiper natural gas/propane operations	2,858	—	—	2,858	3,482	—	—	3,482
Total energy distribution	61,025	—	—	61,025	61,066	—	—	61,066

Energy transmission
Aspire Energy	—	4,555	—	4,555	—	5,422	—	5,422
Eastern Shore	18,277	—	—	18,277	17,740	—	—	17,740
Peninsula Pipeline	5,361	—	—	5,361	3,565	—	—	3,565
Total energy transmission	23,638	4,555	—	28,193	21,305	5,422	—	26,727

Energy generation
Eight Flags	—	3,694	—	3,694	—	4,235	—	4,235

Propane operations
Propane delivery operations	—	17,260	—	17,260	—	17,488	—	17,488

Energy delivery services
Marlin Gas Services	—	2,248	—	2,248	—	1,108	—	1,108

Other and eliminations
Eliminations	(11,145)	(16)	(4,340)	(15,501)	(8,968)	(2,628)	(4,618)	(16,214)
Other	—	—	132	132	—	—	132	132
Total other and eliminations	(11,145)	(16)	(4,208)	(15,369)	(8,968)	(2,628)	(4,486)	(16,082)

Total operating revenues (1)	$73,518	$27,741	$(4,208)	$97,051	$73,403	$25,625	$(4,486)	$94,542
(1) Total operating revenues for the three months ended June 30, 2020, include other revenue (revenues from sources other than contracts with customers) of $0.1 million and $0.04 million for our Regulated and Unregulated Energy segments, respectively, and $(0.3) million and $0.1 million for our Regulated and Unregulated Energy segments, respectively, for the three months ended June 30, 2019. The sources of other revenues include revenue from alternative revenue programs related to revenue normalization for the Maryland division and Sandpiper and late fees.

The following table displays our revenue from continuing operations by major source based on product and service type for the six months ended June 30, 2020 and 2019:

	Six months ended June 30, 2020				Six months ended June 30, 2019
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Energy distribution
Delaware natural gas division	$38,325	$—	$—	$38,325	$35,805	$—	$—	$35,805
Florida natural gas division	15,708	—	—	15,708	14,915	—	—	14,915
FPU electric distribution	29,920	—	—	29,920	34,842	—	—	34,842
FPU natural gas distribution	44,942	—	—	44,942	42,449	—	—	42,449
Maryland natural gas division	13,117	—	—	13,117	13,233	—	—	13,233
Sandpiper natural gas/propane operations	9,150	—	—	9,150	10,564	—	—	10,564
Total energy distribution	151,162	—	—	151,162	151,808	—	—	151,808

Energy transmission
Aspire Energy	—	14,336	—	14,336	—	18,892	—	18,892
Eastern Shore	37,556	—	—	37,556	36,796	—	—	36,796
Peninsula Pipeline	10,185	—	—	10,185	7,131	—	—	7,131
Total energy transmission	47,741	14,336	—	62,077	43,927	18,892	—	62,819

Energy generation
Eight Flags	—	8,017	—	8,017	—	8,377	—	8,377

Propane operations
Propane delivery operations	—	55,883	—	55,883	—	64,017	—	64,017

Energy delivery services
Marlin Gas Services	—	3,557	—	3,557	—	3,541	—	3,541

Other and eliminations
Eliminations	(22,430)	(40)	(8,749)	(31,219)	(18,714)	(8,123)	(8,984)	(35,821)
Other	—	—	264	264	—	—	264	264
Total other and eliminations	(22,430)	(40)	(8,485)	(30,955)	(18,714)	(8,123)	(8,720)	(35,557)

Total operating revenues (1)	$176,473	$81,753	$(8,485)	$249,741	$177,021	$86,704	$(8,720)	$255,005
(1) Total operating revenues for the six months ended June 30, 2020, include other revenue (revenues from sources other than contracts with customers) of $0.8 million and $0.1 million for our Regulated and Unregulated Energy segments, respectively, and $(0.2) million and $0.2 million for our Regulated and Unregulated Energy segments, respectively, for the six months ended June 30, 2019. The sources of other revenues include revenue from alternative revenue programs related to revenue normalization for the Maryland division and Sandpiper and late fees.
- 13

Contract balances
The timing of revenue recognition, customer billings and cash collections results in trade receivables, unbilled receivables (contract assets), and customer advances (contract liabilities) in our condensed consolidated balance sheets. The balances of our trade receivables, contract assets, and contract liabilities as of June 30, 2020 and December 31, 2019 were as follows:

	Trade Receivables	Contract Assets (Current)	Contract Assets (Non-current)	Contract Liabilities (Current)
(in thousands)
Balance at 12/31/2019	$47,430	$18	$3,465	$589
Balance at 6/30/2020	35,764	18	4,338	347
Increase (decrease)	$(11,666)	$—	$873	$(242)

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

At times, we receive advances or deposits from our customers before we satisfy our performance obligation, resulting in contract liabilities. Contract liabilities are included in other accrued liabilities in the condensed consolidated balance sheets and relate to non-refundable prepaid fixed fees for our Mid-Atlantic propane delivery operation's retail offerings. Our performance obligation is satisfied over the term of the respective retail offering plan on a ratable basis. For each of the three months ended June 30, 2020 and 2019, we recognized revenue of $0.2 million. For the six months ended June 30, 2020 and 2019, we recognized revenue of $0.6 million and $0.5 million, respectively.

Remaining performance obligations
Our businesses have long-term fixed fee contracts with customers in which revenues are recognized when performance obligations are satisfied over the contract term. Revenue for these businesses for the remaining performance obligations, at June 30, 2020, are expected to be recognized as follows:

(in thousands)	2020	2021	2022	2023	2024	2025	2026 and thereafter
Eastern Shore and Peninsula Pipeline	$19,059	$35,720	$28,513	$22,930	$20,641	$19,283	$175,743
Natural gas distribution operations	1,950	4,124	5,167	4,936	4,699	4,166	32,996
FPU electric distribution	283	566	566	566	566	275	825
Total revenue contracts with remaining performance obligations	$21,292	$40,410	$34,246	$28,432	$25,906	$23,724	$209,564

5.	Rates and Other Regulatory Activities

Our natural gas and electric distribution operations in Delaware, Maryland and Florida are subject to regulation by their respective PSC; Eastern Shore, our natural gas transmission subsidiary, is subject to regulation by the FERC; and Peninsula Pipeline, our intrastate pipeline subsidiary, is subject to regulation (excluding cost of service) by the Florida PSC.

Delaware
CGS: In August 2019, we filed with the Delaware PSC an application seeking an order that will establish the regulatory accounting treatment and valuation methodology for the acquisition of propane CGS owned by our affiliate, Sharp and the conversion of the CGS to natural gas service. We proposed to acquire each CGS one at a time and to pay replacement cost for each CGS system. In addition, we requested authorization to pay for and capitalize the CGS residents’ behind-

the-meter conversion costs. Our existing natural gas customers will be protected against subsidizing the acquisitions and conversions of the CGS systems because we will complete only those systems that meet our economic test. In September 2019, the Delaware PSC issued an order to open a docket for the purpose of reviewing our application and to conduct evidentiary hearings on the matter. A final order was approved by the Delaware PSC in June 2020.
Maryland
Approval of the Elkton Gas Acquisition: In December 2019, we entered into an agreement with SJI to acquire its subsidiary, Elkton Gas, which provides natural gas distribution service to approximately 7,000 residential and commercial customers within a franchised area of Cecil County, Maryland. Upon completion of the transaction, Elkton Gas will become our wholly-owned subsidiary. Elkton Gas territory is contiguous to our franchised service territory in Cecil County, Maryland. In May 2020, we, the Maryland Office of People’s Counsel and the Maryland PSC staff reached a settlement agreement with regard to our acquisition of Elkton Gas.  The parties participated in an evidentiary hearing before the Maryland Public Law Judge, providing testimony in support of the proposed settlement agreement.  On June 29, 2020, the Maryland PSC issued a final order approving the settlement agreement. The acquisition was closed in July 2020. We expect Elkton Gas will continue to operate out of its existing office with the same local personnel.
Application for Authority to Exercise a Franchise: In March 2020, we filed with the Maryland PSC an application seeking approval to exercise a franchise granted to us by the Board of County Commissioners of Somerset County, Maryland in December 2019. The application was approved in June 2020.
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
In August 2019, FPU filed a limited proceeding requesting recovery of storm-related costs associated with Hurricane Michael (capital and expenses) through a change in base rates. FPU also requested treatment and recovery of certain storm-related costs as regulatory assets for items currently not allowed to be recovered through the storm reserve as well as the recovery of capital replaced as a result of the storm. Recovery of these costs includes a component of an overall return on capital additions and regulatory assets. In the fourth quarter of 2019, FPU along with the Office of Public Counsel in Florida, filed a joint motion with the Florida PSC to approve an interim rate increase, subject to refund, pending the final ruling on the recovery of the restoration costs incurred. The petition was approved by the Florida PSC in November 2019 and temporary rate increases were implemented effective January 2020. We have fully reserved these interim rates, pending a final resolution and settlement of the limited proceeding.
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
Electric Depreciation Study: In September 2019, FPU filed a petition, with the Florida PSC, for approval of its consolidated electric depreciation rates. Once approved, we expect the new rates to be retroactively effective to January 1, 2020. The petition, was joined to the open docket regarding Hurricane Michael, and is currently on the schedule for hearing at the Florida PSC agenda in September 2020.
West Palm Beach Expansion Project: In June 2019, Peninsula Pipeline filed with the Florida PSC for approval of its Transportation Service Agreement with FPU. Peninsula Pipeline will construct several new interconnection points and pipeline expansions in Palm Beach County, Florida, which will enable FPU to serve an industrial research park and several new residential developments. Peninsula Pipeline will provide transportation service to FPU, increasing reliability, system pressure as well as introducing diversity in fuel source for natural gas to serve the increased demand in these areas. The petition was approved by the Florida PSC at the August 6, 2019 Agenda. Interim services began in the fourth quarter of 2019. We expect to complete the remainder of the project in phases through the second quarter of 2021.
Callahan Pipeline, Nassau County: Peninsula Pipeline and Seacoast Gas Transmission are constructing a jointly owned 26-mile, 16-inch steel pipeline that interconnects to the Cypress Pipeline interstate system in western Nassau County in order to serve growing demand in both Nassau and Duval counties, Florida. The Callahan pipeline will terminate into the existing Peninsula Pipeline-Peoples Gas jointly owned pipeline, which serves Amelia Island and the Peoples Gas distribution system. The Callahan Pipeline enhances FPU’s ability to expand service into Nassau County and enables Peoples Gas to enhance its system pressure and the reliability of its service in Duval County. This project was placed in-service in the second quarter of 2020.
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

Capital Cost Surcharge: In December 2019, the FERC approved Eastern Shore’s proposed capital cost surcharge to become effective January 1, 2020. The surcharge, an approved item in the settlement of Eastern Shore’s last general rate case, allows Eastern Shore to recover capital costs associated with mandated highway or railroad relocation projects that required the replacement of existing Eastern Shore facilities. Eastern Shore expects to recover $0.5 million in capital cost surcharges on an annual basis. As Eastern Shore continues to relocate its pipeline and incur capital expenditures, we will continue to utilize the surcharge to seek recovery of its costs.

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

COVID-19 Impact
We are monitoring the global outbreak of COVID-19 and taking steps to mitigate the potential risks posed by its spread. We provide an “essential service” to our customers, which means that it is paramount that we keep our employees who operate our business safe and informed. We have taken and are continuously monitoring and updating precautions and protocols to ensure the safety of our employees and customers. As an “essential business” we are allowed to continue operational activity and construction projects with appropriate safety precautions, personal protective equipment and social distancing restrictions in place. We have taken steps to assure our customers that disconnections for non-payment will be temporarily suspended. We are also working with our suppliers to understand the potential impacts to our supply chain; if material negative impacts are identified, we will work to mitigate them. This is a rapidly evolving situation, and could lead to extended disruption of economic activity in our markets. We will continue to monitor developments affecting our employees, customers, suppliers and shareholders, and will take additional precautions as warranted to comply with the CDC, state and local requirements and recommendations to protect our employees, customers and the communities we serve.

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

In April 2020, the Maryland PSC issued an order that authorized utilities to establish a regulatory asset to record prudently incurred incremental costs related to COVID-19, beginning on March 16, 2020. The Maryland PSC found that the creation of a regulatory asset for COVID-19 related expenses will facilitate the recovery of those costs prudently incurred to serve customers during this period, and that the deferral of such costs is appropriate because the current catastrophic health emergency is outside the control of the utility and is a non-recurring event.

In May 2020, the Delaware PSC issued an order authorizing Delaware utilities to establish a regulatory asset to record COVID-19 related incremental costs incurred to ensure customers have essential utility services, for the period beginning on March 24, 2020 and ending 30 days after the state of emergency ends. The creation of the regulatory asset for COVID-19 related costs offers utilities the ability to seek recovery of those costs.

The Florida PSC has not issued a regulatory order authorizing utilities to defer incremental costs related to COVID-19 as a regulatory asset. As such, utilities have to petition the Florida PSC for approval to establish a regulatory asset for these costs. As of June 30, 2020, we have not deferred any COVID-19 related incremental costs as regulatory assets as we continue to assess these costs. We will continue to monitor similar orders issued by the FERC or the respective PSCs in our service territories to identify additional relief which could be available to our regulated businesses.

Summary TCJA Table
The following table summarizes the TCJA impact on our regulated businesses:

	Regulatory Liabilities related to Accumulated Deferred Income Taxes ("ADIT")
Operation and Regulatory Jurisdiction	Amount (in thousands)	Status	Status of Customer Rate impact related to lower federal corporate income tax rate
Eastern Shore (FERC)	$34,190	Will be addressed in Eastern Shore's next rate case filing.	Implemented one-time bill credit (totaling $0.9 million) in April 2018. Customer rates were adjusted in April 2018.
Delaware Division (Delaware PSC)	$12,788	PSC approved amortization of ADIT in January 2019.	Implemented one-time bill credit (totaling $1.5 million) in April 2019. Customer rates were adjusted in March 2019.
Maryland Division (Maryland PSC)	$4,029	PSC approved amortization of ADIT in May 2018.	Implemented one-time bill credit (totaling $0.4 million) in July 2018. Customer rates were adjusted in May 2018.
Sandpiper Energy (Maryland PSC)	$3,739	PSC approved amortization of ADIT in May 2018.	Implemented one-time bill credit (totaling $0.6 million) in July 2018. Customer rates were adjusted in May 2018.
Chesapeake Florida Gas Division/Central Florida Gas (Florida PSC)	$8,244	PSC issued order authorizing amortization and retention of net ADIT liability by the Company in February 2019.
Florida PSC's final order was issued in February 2019. Excluding GRIP, tax savings arising from the TCJA rate reduction will be retained by the Company.

GRIP: Tax savings for 2018 will be refunded to customers in 2020 through the annual GRIP cost recovery mechanism. Future customer GRIP surcharges will be adjusted to reflect tax savings associated with TCJA.

FPU Natural Gas (excludes Fort Meade and Indiantown) (Florida PSC)	$19,201	Same treatment on a net basis as Chesapeake Florida Gas Division (above).	Same treatment on a net basis as Chesapeake Florida Gas Division (above).
FPU Fort Meade and Indiantown Divisions	$312	Same treatment on a net basis as Chesapeake Florida Gas Division (above).	Tax rate reduction: The impact was immaterial for the divisions. GRIP (Applicable to Fort Meade division only): Same treatment as Chesapeake Florida Gas Division (above).
FPU Electric (Florida PSC)	$6,823	In January 2019, PSC issued order approving amortization of ADIT through purchased power cost recovery, storm reserve and rates.	TCJA benefit is provided to customers through a combination of reductions to the fuel cost recovery rate, base rates, as well as application to the storm reserve over the next several years.

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

As of June 30, 2020 and December 31, 2019, we had approximately $6.1 million and $8.0 million, respectively, in environmental liabilities related to FPU’s MGP sites in Key West, Pensacola, Sanford and West Palm Beach. FPU has approval to recover, from insurance and through customer rates, up to $14.0 million of its environmental costs related to its MGP sites. As of June 30, 2020 and December 31, 2019, we had recovered approximately $12.2 million and $11.9 million, respectively, leaving approximately $1.8 million and $2.1 million, respectively, in regulatory assets for future recovery of environmental costs from FPU’s customers.
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
Between $3.3 million to $14.2 million, including costs associated with the relocation of FPU’s operations at this site, and any potential costs associated with future redevelopment of the properties.
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
Natural Gas and Electric
In March 2020, our Delmarva Peninsula natural gas distribution operations entered into asset management agreements with a third party to manage their natural gas transportation and storage capacity. The agreements are effective as of April 1, 2020 and expire on March 31, 2023. Previously, our Delmarva Peninsula natural gas distribution operations had asset management agreements with PESCO to manage their natural gas transportation and storage capacity. See Note 3, Acquisitions and Divestitures, for additional details regarding the sale of PESCO's assets and contracts.
In May 2019, FPU natural gas distribution operations and Eight Flags entered into separate asset management agreements with Emera Energy Services, Inc. to manage their natural gas transportation capacity. The parties entered into short-term agreements for a one year term beginning July 2019 through July 2020. The parties also entered into long-term agreements for a 10-year term that will commence in July 2020.

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
FPU’s electric supply contracts require FPU to maintain an acceptable standard of creditworthiness based on specific financial ratios. FPU’s agreement with Florida Power & Light Company requires FPU to meet or exceed a debt service coverage ratio of 1.25 times based on the results of the prior 12 months. If FPU fails to meet this ratio, it must provide an irrevocable letter of credit or pay all amounts outstanding under the agreement within five business days. FPU’s electric supply agreement with Gulf Power requires FPU to meet the following ratios based on the average of the prior six quarters: (a) funds from operations interest coverage ratio (minimum of two times), and (b) total debt to total capital (maximum of 65 percent). If FPU fails to meet the requirements, it has to provide the supplier a written explanation of actions taken, or proposed to be taken, to become compliant. Failure to comply with the ratios specified in the Gulf Power agreement could also result in FPU having to provide an irrevocable letter of credit. As of June 30, 2020, FPU was in compliance with all of the requirements of its fuel supply contracts.
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

Corporate Guarantees
The Board of Directors has authorized us to issue corporate guarantees securing obligations of our subsidiaries and to obtain letters of credit securing our subsidiaries' obligations. The maximum authorized liability under such guarantees and letters of credit as of June 30, 2020 was $37.0 million. The aggregate amount guaranteed at June 30, 2020 was approximately $11.2 million with the guarantees expiring on various dates through March 2, 2021. At June 30, 2020, the corporate guarantees related to PESCO were less than $0.1 million and are expected to be terminated in the third quarter of 2020. See Note 3, Acquisitions and Divestitures, for additional details on the sale of assets and contracts for PESCO.
Chesapeake Utilities also guarantees the payment of FPU’s first mortgage bonds. The maximum exposure under this guarantee is the outstanding principal plus accrued interest balances. The outstanding principal balances of FPU’s first mortgage bonds approximate their carrying values. See Note 15, Long-Term Debt, for further details.
As of June 30, 2020, we have issued letters of credit totaling approximately $4.4 million related to the electric transmission services for FPU's electric division, the firm transportation service agreement between TETLP and our Delaware and Maryland divisions and our current and previous primary insurance carriers. These letters of credit have various expiration dates through October 22, 2020. There have been no draws on these letters of credit as of June 30, 2020. We do not anticipate that the counterparties will draw upon these letters of credit, and we expect that they will be renewed to the extent necessary in the future. At June 30, 2020, letters of credit associated with PESCO had been terminated or transferred.

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
The following table presents financial information about our reportable segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
(in thousands)
Operating Revenues, Unaffiliated Customers
Regulated Energy	$73,043	$72,880	$175,536	$175,951
Unregulated Energy	24,008	21,662	74,205	79,054
Total operating revenues, unaffiliated customers	$97,051	$94,542	$249,741	$255,005
Intersegment Revenues (1)
Regulated Energy	$475	$523	$937	$1,070
Unregulated Energy	3,733	3,963	7,548	7,650
Other businesses	132	132	264	264
Total intersegment revenues	$4,340	$4,618	$8,749	$8,984
Operating Income
Regulated Energy	$18,006	$18,028	$45,894	$47,769
Unregulated Energy	281	(771)	14,142	14,486
Other businesses and eliminations	(310)	908	75	32
Operating income	17,977	18,165	60,111	62,287
Other income (expense), net	(279)	(320)	3,039	(380)
Interest charges	5,054	5,552	10,868	11,180
Income from Continuing Operations before Income Taxes	12,644	12,293	52,282	50,727
Income Taxes on Continuing Operations	1,983	3,379	12,580	13,002
Income from Continuing Operations	10,661	8,914	39,702	37,725
Income (loss) from Discontinued Operations, Net of Tax	295	(610)	184	(757)
Net Income	$10,956	$8,304	$39,886	$36,968

(1) All significant intersegment revenues are billed at market rates and have been eliminated from consolidated operating revenues.

(in thousands)	June 30, 2020	December 31, 2019
Identifiable Assets
Regulated Energy segment	$1,477,616	$1,434,066
Unregulated Energy segment	296,140	296,810
Other businesses and eliminations	48,419	52,322
Total identifiable assets	$1,822,175	$1,783,198

9.	Stockholder's Equity
Accumulated Other Comprehensive Loss
Defined benefit pension and postretirement plan items, unrealized gains (losses) of our propane swap agreements and natural gas swaps and futures contracts, designated as commodity contracts cash flow hedges, and the unrealized gains (losses) of our interest rate swap agreements designated as cash flow hedges are the components of our accumulated other comprehensive loss. The following tables present the changes in the balance of accumulated other comprehensive (loss)/income as of June 30, 2020 and 2019. All amounts except the stranded tax reclassification are presented net of tax.

	Defined Benefit	Commodity	Interest Rate
	Pension and	Contracts	Swap
	Postretirement	Cash Flow	Cash Flow
	Plan Items	Hedges	Hedges	Total
(in thousands)
As of December 31, 2019	$(4,933)	$(1,334)	$—	$(6,267)
Other comprehensive income (loss) before reclassifications	—	2,770	(29)	2,741
Amounts reclassified from accumulated other comprehensive income (loss)	132	(1,060)	(8)	(936)
Net current-period other comprehensive income	132	1,710	(37)	1,805
As of June 30, 2020	$(4,801)	$376	$(37)	$(4,462)

(in thousands)
As of December 31, 2018	$(5,928)	$(785)	$—	$(6,713)
Other comprehensive income before reclassifications	—	1,000	—	1,000
Amounts reclassified from accumulated other comprehensive income/(loss)	213	(132)	—	81
Net prior-period other comprehensive income	213	868	—	1,081
Prior-year reclassification	—	(115)	—	(115)
As of June 30, 2019	$(5,715)	$(32)	$—	$(5,747)

The following table presents amounts reclassified out of accumulated other comprehensive loss for the three and six months ended June 30, 2020 and 2019. Deferred gains or losses for our commodity contracts and interest rate swap cash flow hedges are recognized in earnings upon settlement.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
(in thousands)
Amortization of defined benefit pension and postretirement plan items:
Prior service credit (1)	$19	$19	$38	$39
Net loss(1)	(108)	(163)	(215)	(328)
Total before income taxes	(89)	(144)	(177)	(289)
Income tax benefit	23	37	45	76
Net of tax	(66)	(107)	(132)	(213)
Gains and losses on commodity contracts cash flow hedges:
Propane swap agreements (2)	238	252	1,465	858
Natural gas swaps (2)(3)	—	—	—	11
Natural gas futures (2)(3)	—	(125)	—	(698)
Total before income taxes	238	127	1,465	171
Income tax expense	(66)	(34)	(405)	(39)
Net of tax	172	93	1,060	132
Gains on interest rate swap cash flow hedges:
Interest rate swap agreements	11	—	11	—
Total before income taxes	11	—	11	—
Income tax expense	(3)	—	(3)	—
Net of tax	8	—	8	—
Total reclassifications for the period	$114	$(14)	$936	$(81)

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

Amortization of defined benefit pension and postretirement plan items is included in other expense, net gains and losses on propane swap agreements, call options and natural gas futures contracts are included in cost of sales, the realized gain or loss on interest rate swap agreements is recognized as a component of interest charges in the accompanying condensed consolidated statements of income. The income tax benefit is included in income tax expense in the accompanying condensed consolidated statements of income.

10.	Employee Benefit Plans
Net periodic benefit costs for our pension and post-retirement benefits plans for the three and six months ended June 30, 2020 and 2019 are set forth in the following tables:

	Chesapeake Pension Plan		FPU Pension Plan		Chesapeake SERP		Chesapeake Postretirement Plan		FPU Medical Plan
For the Three Months Ended June 30,	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
(in thousands)
Interest cost	$46	$104	$518	$615	$16	$21	$8	$9	$10	$12
Expected return on plan assets	(42)	(127)	(745)	(693)	—	—	—	—	—	—
Amortization of prior service credit	—	—	—	—	—	—	(19)	(19)	—	—
Amortization of net loss	65	101	135	129	5	26	12	12	—	—
Net periodic cost (benefit)	69	78	(92)	51	21	47	1	2	10	12
Amortization of pre-merger regulatory asset	—	—	—	191	—	—	—	—	2	2
Total periodic cost	$69	$78	$(92)	$242	$21	$47	$1	$2	$12	$14

	Chesapeake Pension Plan		FPU Pension Plan		Chesapeake SERP		Chesapeake Postretirement Plan		FPU Medical Plan
For the Six Months Ended June 30,	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
(in thousands)
Interest cost	$92	$209	$1,036	$1,230	$32	$42	$16	$19	$20	$24
Expected return on plan assets	(84)	(254)	(1,490)	(1,386)	—	—	—	—	—	—
Amortization of prior service credit	—	—	—	—	—	—	(38)	(39)	—	—
Amortization of net loss	130	203	270	258	10	52	24	24	—	—
Net periodic cost (benefit)	138	158	(184)	102	42	94	2	4	20	24
Amortization of pre-merger regulatory asset	—	—	—	381	—	—	—	—	4	4
Total periodic cost	$138	$158	$(184)	$483	$42	$94	$2	$4	$24	$28

We expect to record immaterial pension and post-retirement benefit costs for 2020. The components of our net periodic costs have been recorded or reclassified to other expense, net in the condensed consolidated statements of income. Pursuant to a Florida PSC order, FPU continues to record, as a regulatory asset, a portion of the unrecognized postretirement benefit costs related to its regulated operations after the FPU merger. The portion of the unrecognized pension and postretirement benefit costs related to FPU’s unregulated operations and Chesapeake Utilities' operations is recorded to accumulated other comprehensive loss.

The following tables present the amounts included in the regulatory asset and accumulated other comprehensive loss that were recognized as components of net periodic benefit cost during the three and six months ended June 30, 2020 and 2019:

For the Three Months Ended June 30, 2020	Chesapeake Pension Plan	FPU Pension Plan	Chesapeake SERP	Chesapeake Postretirement Plan	FPU Medical Plan	Total
(in thousands)
Prior service credit	$—	$—	$—	$(19)	$—	$(19)
Net loss	65	135	5	12	—	217
Total recognized in net periodic benefit cost	65	135	5	(7)	—	198
Recognized from accumulated other comprehensive loss/(gain) (1)	65	26	5	(7)	—	89
Recognized from regulatory asset	—	109	—	—	—	109
Total	$65	$135	$5	$(7)	$—	$198

For the Three Months Ended June 30, 2019	Chesapeake Pension Plan	FPU Pension Plan	Chesapeake SERP	Chesapeake Postretirement Plan	FPU Medical Plan	Total
(in thousands)
Prior service credit	$—	$—	$—	$(19)	$—	$(19)
Net loss	101	129	26	12	—	268
Total recognized in net periodic benefit cost	101	129	26	(7)	—	249
Recognized from accumulated other comprehensive loss/(gain) (1)	101	24	26	(7)	—	144
Recognized from regulatory asset	—	105	—	—	—	105
Total	$101	$129	$26	$(7)	$—	$249

For the Six Months Ended June 30, 2020	Chesapeake Pension Plan	FPU Pension Plan	Chesapeake SERP	Chesapeake Postretirement Plan	FPU Medical Plan	Total
(in thousands)
Prior service credit	$—	$—	$—	$(38)	$—	$(38)
Net loss	130	270	10	24	—	434
Total recognized in net periodic benefit cost	130	270	10	(14)	—	396
Recognized from accumulated other comprehensive loss/(gain) (1)	130	52	10	(14)	—	178
Recognized from regulatory asset	—	218	—	—	—	218
Total	$130	$270	$10	$(14)	$—	$396

For the Six Months Ended June 30, 2019	Chesapeake Pension Plan	FPU Pension Plan	Chesapeake SERP	Chesapeake Postretirement Plan	FPU Medical Plan	Total
(in thousands)
Prior service credit	$—	$—	$—	$(39)	$—	$(39)
Net loss	203	258	52	24	—	537
Total recognized in net periodic benefit cost	203	258	52	(15)	—	498
Recognized from accumulated other comprehensive loss/(gain) (1)	203	49	52	(15)	—	289
Recognized from regulatory asset	—	209	—	—	—	209
Total	$203	$258	$52	$(15)	$—	$498
(1) See Note 9, Stockholder's Equity.
During the three and six months ended June 30, 2020, we contributed approximately $0.2 million to the Chesapeake Pension Plan and approximately $1.8 million and $2.1 million, respectively, to the FPU Pension Plan. We expect to contribute approximately $0.3 million and $3.2 million, respectively, to the Chesapeake Pension Plan and FPU Pension Plans during 2020, which represents the minimum annual contribution payments required. A provision in the CARES Act, which was passed by Congress and signed into law by President Trump in March 2020, authorized the deferral of 2020 pension contributions to January 1, 2021. Despite this authorization, we have not deferred, and do not expect to defer, any of our 2020 pension plan contributions to 2021.
The Chesapeake SERP, the Chesapeake Postretirement Plan and the FPU Medical Plan are unfunded and are expected to be paid out of our general funds. Cash benefits paid under the Chesapeake SERP for the three and six months ended June 30, 2020 were immaterial and $0.1 million, respectively. We expect to pay total cash benefits of approximately $0.2 million under the Chesapeake SERP in 2020. Cash benefits paid under the Chesapeake Postretirement Plan, primarily for medical claims for the three and six months ended June 30, 2020 were immaterial. We estimate that approximately $0.1 million will be paid for such benefits under the Chesapeake Postretirement Plan in 2020. Cash benefits paid under the FPU Medical Plan, primarily for medical claims for the three and six months ended June 30, 2020, were immaterial. We estimate that approximately $0.1 million will be paid for such benefits under the FPU Medical Plan in 2020.

11.	Investments
The investment balances at June 30, 2020 and December 31, 2019, consisted of the following:

(in thousands)	June 30, 2020	December 31, 2019
Rabbi trust (associated with the Non-Qualified Deferred Compensation Plan)	$9,551	$9,202
Investments in equity securities	20	27
Total	$9,571	$9,229

We classify these investments as trading securities and report them at their fair value. For the three months ended June 30, 2020 and 2019, we recorded a net unrealized gain of approximately $1.4 million and $0.4 million, respectively, in other expense, net in the condensed consolidated statements of income related to these investments. For the six months ended June 30, 2020 and 2019, we recorded a net unrealized loss of approximately $0.1 million and a net unrealized gain of approximately $1.1 million, respectively, in other expense, net in the condensed consolidated statements of income related to these investments. For the investment in the Rabbi Trust, we also have recorded an associated liability, which is included in other pension and benefit costs in the condensed consolidated balance sheets and is adjusted each period for the gains and losses incurred by the investments in the Rabbi Trust.

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

The table below presents the amounts included in net income related to share-based compensation expense for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
(in thousands)
Awards to non-employee directors	$181	$157	$357	$305
Awards to key employees	1,085	452	1,965	790
Total compensation expense	1,266	609	2,322	1,095
Less: tax benefit	(331)	(158)	(607)	(285)
Share-based compensation amounts included in net income	$935	$451	$1,715	$810

Non-employee Directors
Shares granted to non-employee directors are issued in advance of the directors’ service periods and are fully vested as of the date of the grant. We record a deferred expense equal to the fair value of the shares issued and amortize the expense equally over a service period of one year. In May 2020, after the most recent election of directors, each of our continuing non-employee directors received an annual retainer of 887 shares of common stock under the SICP for service as a director through the 2021 Annual Meeting of Stockholders; accordingly, 8,870 shares, with a weighted average fair value of $84.47 per share, were issued and vested in 2020.
In January 2020, a newly appointed member of the Board of Directors received a pro-rated retainer of 254 shares of common stock under the SICP to serve as a non-employee director through the 2020 Annual Meeting of Stockholders. The shares awarded to the non-employee director immediately vested upon issuance in January 2020, had a weighted average fair value of $95.83 per share, and the expense was recognized over the remaining service period ending on the date of the 2020 Annual Meeting of Stockholders.
At June 30, 2020, there was approximately $0.6 million of unrecognized compensation expense related to shares granted to non-employee directors. This expense will be recognized over the remaining service period ending on the date of the 2021 Annual Meeting of Stockholders.
Key Employees
The table below presents the summary of the stock activity for awards to key employees for the six months ended June 30, 2020:

	Number of Shares	Weighted Average Fair Value
Outstanding—December 31, 2019	157,817	$80.28
Granted	66,857	$92.78
Vested	(35,651)	$66.48
Expired	(5,302)	$65.32
Outstanding—June 30, 2020	183,721	$86.98

In February 2020, our Board of Directors granted awards of 66,857 shares of common stock to key employees under the SICP. The shares granted are multi-year awards that will vest at the end of the three-year service period ending December 31, 2022. All of these stock awards are earned based upon the successful achievement of long-term financial results, which comprise market-based and performance-based conditions or targets. The fair value of each performance-based condition or target is equal to the market price of our common stock on the grant date of each award. For the market-based conditions, we used the Monte Carlo valuation to estimate the fair value of each market-based award granted.
In March 2020, upon the appointment of certain of our executive officers, we withheld shares with a value at least equivalent to each such executive officer’s minimum statutory obligation for applicable income and other employment taxes related to shares that we awarded in February 2020 for the performance period ended December 31, 2019, remitted the cash to the appropriate taxing authorities, and paid the balance of such awarded shares to each such executive officer.

We withheld 10,319 shares, based on the value of the shares on their award date. Total combined payments for the employees’ tax obligations to the taxing authorities were approximately $1.0 million.
At June 30, 2020, the aggregate intrinsic value of the SICP awards granted to key employees was approximately $15.4 million. At June 30, 2020, there was approximately $5.8 million of unrecognized compensation cost related to these awards, which is expected to be recognized as expense from the remainder of 2020 through 2022.
Stock Options
There were no stock options outstanding or issued during the six months ended June 30, 2020 and 2019.

13.	Derivative Instruments

We use derivative and non-derivative contracts to manage risks related to obtaining adequate supplies and the price fluctuations of natural gas, electricity and propane and to mitigate interest rate risk. Our natural gas, electric and propane distribution operations have entered into agreements with suppliers to purchase natural gas, electricity and propane for resale to our customers. Aspire Energy has entered into contracts with producers to secure natural gas to meet its obligations. Purchases under these contracts typically either do not meet the definition of derivatives or are considered “normal purchases and normal sales” and are accounted for on an accrual basis. Our propane distribution operations may also enter into fair value hedges of their inventory or cash flow hedges of their future purchase commitments in order to mitigate the impact of wholesale price fluctuations. Occasionally, we may enter into interest rate swap agreements to mitigate risk associated with changes in short-term borrowing rates. As of June 30, 2020, our natural gas and electric distribution operations did not have any outstanding derivative contracts.
PESCO's Derivative Instruments
As discussed in Note 3, Acquisitions and Divestitures, during the fourth quarter of 2019, we sold PESCO's assets and contracts and, therefore, no longer have natural gas futures and contracts recorded in our condensed consolidated financial statements.
Commodity Derivative Activities
As of June 30, 2020, the volume of our commodity derivative contracts were as follows:

Business unit	Commodity	Quantity hedged (in millions)	Designation	Longest Expiration date of hedge
Sharp	Propane (gallons)	22.5	Cash flows hedges	May 2023

Sharp entered into futures and swap agreements to mitigate the risk of fluctuations in wholesale propane index prices associated with the propane volumes expected to be purchased during the heating season. Under the futures and swap agreements, Sharp will receive the difference between: (i) the index prices (Mont Belvieu prices for June 2020 through May 2023), and (ii) the per gallon propane swap prices, to the extent the index prices exceed the contracted prices. If the index prices are lower than the swap prices, Sharp will pay the difference. We designated and accounted for propane swaps as cash flows hedges. The change in the fair value of the swap agreements is recorded as unrealized gain (loss) in other comprehensive income (loss) and later recognized in the statement of income in the same period and in the same line item as the hedged transaction. We expect to reclassify approximately $0.3 million from accumulated other comprehensive income (loss) to earnings during the next 12-month period ended June 30, 2021.

Interest Rate Swap Activities
We manage interest rate risk by entering into derivative contracts to hedge the variability in cash flows attributable to changes in the short-term borrowing rates. In the second quarter of 2020, we entered into interest rate swaps with notional amounts totaling $100.0 million associated with three of our short-term lines of credit through October 2020. The interest rate swaps were entered to hedge the variability in cash flows attributable to changes in the short-term borrowing rates during this period. Pricing on the interest rate swaps range between 0.2615 and 0.3875 percent for the period. Our short-term borrowing will be based on the 30-day LIBOR rate. The interest rate swaps will be cash settled monthly as the counter-party will pay us the 30-day LIBOR rate less the fixed rate.

We designated and accounted for interest rate swaps as cash flows hedges. Accordingly, unrealized gains and losses associated with the interest rate swaps are recorded as a component of accumulated other comprehensive income (loss). When the interest rate swaps settle, the realized gain or loss will be recorded in the income statement and recognized as a component of interest charges. We expect to reclassify less than $0.1 million from accumulated other comprehensive income (loss) to earnings during the next 12-month period ended June 30, 2021.

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

(in thousands)	Balance Sheet Location	June 30, 2020	December 31, 2019
Sharp	Other Current Assets	$595	$2,317

Financial Statements Presentation

The following tables present information about the fair value and related gains and losses of our derivative contracts. We did not have any derivative contracts with a credit-risk-related contingency.

As of June 30, 2020 and December 31, 2019, we did not have material fair value hedges. The fair values of the derivative contracts recorded in the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, are as follows:

	Derivative Assets
		Fair Value As Of
(in thousands)	Balance Sheet Location	June 30, 2020	December 31, 2019
Derivatives designated as cash flow hedges
Propane swap agreements	Derivative assets, at fair value	$1,270	$—
Total asset derivatives		$1,270	$—

	Derivative Liabilities
		Fair Value As Of
(in thousands)	Balance Sheet Location	June 30, 2020	December 31, 2019
Derivatives designated as cash flow hedges
Propane swap agreements	Derivative liabilities, at fair value	$751	$1,844
Interest rate swap agreements	Derivative liabilities, at fair value	51	—
Total liability derivatives		$802	$1,844

The effects of gains and losses from derivative instruments on the condensed consolidated financial statements are as follows:

		Amount of Gain (Loss) on Derivatives:
	Location of Gain	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	(Loss) on Derivatives	2020	2019	2020	2019
Derivatives designated as cash flow hedges
Propane swap agreements	Cost of sales	$238	$252	$1,465	$858
Propane swap agreements	Other comprehensive income (loss)	2,354	(494)	2,363	515
Interest rate swap agreements	Interest expense	11	—	11	—
Interest rate swap agreements	Other comprehensive loss	(51)	—	(51)	—
Natural gas swap contracts	Other comprehensive loss	—	(8)	—	(67)
Natural gas futures contracts	Other comprehensive income (loss)	—	(2,463)	—	763
Total		$2,552	$(2,713)	$3,788	$2,069

14.	Fair Value of Financial Instruments
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

Financial Assets and Liabilities Measured at Fair Value
The following tables summarize our financial assets and liabilities that are measured at fair value on a recurring basis and the fair value measurements, by level, within the fair value hierarchy as of June 30, 2020 and December 31, 2019:

		Fair Value Measurements Using:
As of June 30, 2020	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Assets:
Investments—equity securities	$20	$20	$—	$—
Investments—guaranteed income fund	2,334	—	—	2,334
Investments—mutual funds and other	7,217	7,217	—	—
Total investments	9,571	7,237	—	2,334
Derivative assets	1,270	—	1,270	—
Total assets	$10,841	$7,237	$1,270	$2,334
Liabilities:
Derivative liabilities	$802	$—	$802	$—

		Fair Value Measurements Using:
As of December 31, 2019	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Assets:
Investments—equity securities	$27	$27	$—	$—
Investments—guaranteed income fund	803	—	—	803
Investments—mutual funds and other	8,399	8,399	—	—
Total investments	9,229	8,426	—	803
Derivative assets	—	—	—	—
Total assets	$9,229	$8,426	$—	$803
Liabilities:
Derivative liabilities	$1,844	$—	$1,844	$—

The following table sets forth the summary of the changes in the fair value of Level 3 investments for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
(in thousands)
Beginning Balance	$803	$686
Purchases and adjustments	226	110
Transfers	1,345	—
Distribution	(50)	(12)
Investment income	10	7
Ending Balance	$2,334	$791

Investment income from the Level 3 investments is reflected in other expense, (net) in the condensed consolidated statements of income.
At June 30, 2020, there were no non-financial assets or liabilities required to be reported at fair value. We review our non-financial assets for impairment at least on an annual basis, as required.
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
At June 30, 2020, long-term debt which includes current maturities but excludes debt issuance costs, had a carrying value of approximately $446.5 million, compared to the estimated fair value of $481.7 million. At December 31, 2019, long-term debt, which includes the current maturities but excludes debt issuance costs, had a carrying value of approximately $486.6 million, compared to a fair value of approximately $505.0 million. The fair value was calculated using a discounted cash flow methodology that incorporates a market interest rate based on published corporate borrowing rates for debt instruments with similar terms and average maturities, and with adjustments for duration, optionality, and risk profile. The valuation technique used to estimate the fair value of long-term debt would be considered a Level 3 measurement.

15.	Long-Term Debt
Our outstanding long-term debt is shown below:

	June 30,	December 31,
(in thousands)	2020	2019
FPU secured first mortgage bonds (1) :
9.08% bond, due June 1, 2022	$7,992	$7,990
Uncollateralized senior notes:
5.50% note, due October 12, 2020	2,000	2,000
5.93% note, due October 31, 2023	10,500	12,000
5.68% note, due June 30, 2026	17,400	20,300
6.43% note, due May 2, 2028	5,600	6,300
3.73% note, due December 16, 2028	18,000	18,000
3.88% note, due May 15, 2029	45,000	50,000
3.25% note, due April 30, 2032	70,000	70,000
3.48% note, due May 31, 2038	50,000	50,000
3.58% note, due November 30, 2038	50,000	50,000
3.98% note, due August 20, 2039	100,000	100,000
2.98% note, due December 20, 2034	70,000	70,000
Term Note due February 28, 2020	—	30,000
Less: debt issuance costs	(786)	(822)
Total long-term debt	445,706	485,768
Less: current maturities	(15,600)	(45,600)
Total long-term debt, net of current maturities	$430,106	$440,168
(1) FPU secured first mortgage bonds are guaranteed by Chesapeake Utilities.
Term Notes
In January 2019, we issued a $30 million unsecured term note through Branch Banking and Trust Company, with a maturity date of February 28, 2020. This note was paid in full in February 2020 utilizing our short-term borrowing facilities.

Shelf Agreements

We have entered into Shelf Agreements with Prudential, MetLife and NYL, whom are under no obligation to purchase any unsecured debt. The following table summarizes our Shelf Agreements at June 30, 2020:

(in thousands)	Total Borrowing Capacity	Less: Amount of Debt Issued	Less: Unfunded Commitments	Remaining Borrowing Capacity
Shelf Agreement
Prudential Shelf Agreement (1) (2)	$370,000	$(170,000)	$(50,000)	$150,000
MetLife Shelf Agreement (3)	150,000	—	—	150,000
NYL Shelf Agreement (4)	150,000	(100,000)	(40,000)	10,000
Total Shelf Agreements as of June 30, 2020	$670,000	$(270,000)	$(90,000)	$310,000
- 33

(1) In January 2020, we requested and Prudential accepted our request to purchase $50.0 million of our unsecured debt. We issued the Shelf Notes in July 2020 at the rate of 3.00 percent per annum.
(2) In April 2020, the Prudential Shelf Agreement was amended to increase the available borrowing capacity to $150.0 million.
(3) In May 2020, we reached into an agreement with MetLife to provide a new $150.0 million MetLife Shelf Agreement for a three-year term ending in March 31, 2023.
(4) In February 2020, we requested and NYL accepted our request to purchase $40.0 million of our unsecured debt. We expect to issue the Shelf Notes in August 2020 at the rate of 2.96 percent per annum.

The Uncollateralized Senior Notes, Shelf Agreements or Shelf Notes set forth certain business covenants to which we are subject when any note is outstanding, including covenants that limit or restrict our ability, and the ability of our subsidiaries, to incur indebtedness, or place or permit liens and encumbrances on any of our property or the property of our subsidiaries.

16.    Short-Term Borrowings
At June 30, 2020 and December 31, 2019, we had $286.4 million and $247.4 million, respectively, of short-term borrowings outstanding at the weighted average interest rates of 1.05 percent and 2.62 percent, respectively. Included in the June 30, 2020 balance, is $100.0 million in short-term debt for which we have entered into interest rate swap agreements as discussed below. We have an aggregate of $370.0 million in credit lines comprised of four unsecured bank credit facilities with four financial institutions, with $220.0 million in total available credit, and a Revolver with five participating Lenders totaling $150.0 million. As a result of the uncertainty regarding the length of and depth of the impacts of the COVID-19 pandemic, in the second quarter of 2020, we received commitments for an additional $95.0 million of short-term debt capacity through four credit facilities that mature on October 31, 2020.  These facilities have a commitment fee of 0.35 percent with an interest rate of 1.75 percent over LIBOR, to the extent we borrow under these facilities. All of these facilities expire in October 2020. The following table summarizes our short-term borrowing facilities information at June 30, 2020 and December 31, 2019:

			Outstanding borrowings at
(in thousands)	Total Facility	LIBOR Based Interest Rate	June 30, 2020	December 31, 2019	Available at June 30, 2020
Bank Credit Facility
Existing Bilateral Facilities
Committed revolving credit facility A	$55,000	plus 0.75 percent	$55,000	$55,000	$—
Committed revolving credit facility B	80,000	plus 0.75 percent	77,501	57,150	2,499
Committed revolving credit facility C	45,000	plus 0.75 percent	32,412	42,040	12,588
Committed revolving credit facility D	40,000	plus 0.85 percent	40,000	40,000	—
Committed revolving credit facility E(2)	150,000	plus 1.125 percent	80,000	50,000	70,000
Total existing bilateral facilities	370,000		284,913	244,190	85,087
Incremental Facilities
Committed revolving credit facility F	35,000	plus 1.75 percent	—	—	35,000
Committed revolving credit facility G	15,000	plus 1.75 percent	—	—	15,000
Committed revolving credit facility H	25,000	plus 1.75 percent	—	—	25,000
Committed revolving credit facility I	20,000	plus 1.75 percent	—	—	20,000
Total incremental facilities	95,000		—	—	95,000
Total short term credit facilities	$465,000		284,913	244,190	$180,087
Book overdrafts(1)			1,492	3,181
Total short-term borrowing			$286,405	$247,371
(1) If presented, these book overdrafts would be funded through the bank revolving credit facilities.
(2) This committed revolving credit facility includes a restriction that our short-term borrowings, excluding any borrowings under the committed revolving credit facility, cannot exceed $350.0 million.
The availability of funds under our credit facilities is subject to conditions specified in the respective credit agreements, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in our revolving credit facilities to maintain, at the end of each fiscal year, a funded indebtedness ratio of no greater than 65 percent. As of June 30, 2020, we are in compliance with all of our debt covenants.

In the second quarter of 2020, we entered into interest rate swaps with notional amounts totaling $100.0 million associated with three of our short-term lines of credit through October 2020. The interest rate swaps were entered to hedge the variability in cash flows attributable to changes in the short-term borrowing rates during this period. The fixed swap rates will range between 0.2615 and 0.3875 percent for the period. Our short-term borrowing will be based on the 30-day LIBOR rate. The interest swap will be cash settled monthly as the counter-party will pay us the 30-day LIBOR rate less the fixed rate.

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
Some of our leases are subject to annual changes in the Consumer Price Index (“CPI”). While lease liabilities are not re-measured as a result of changes to the CPI, changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. A 100-basis-point increase in CPI would have resulted in immaterial additional annual lease costs. Most of our leases include options to renew, with renewal terms that can extend the lease term from one to 25 years or more. The exercise of lease renewal options is at our sole discretion. The amounts disclosed in our condensed consolidated balance sheet at June 30, 2020 pertaining to the right-of-use assets and lease liabilities, are measured based on our current expectations of exercising our available renewal options. Our existing leases are not subject to any restrictions or covenants which preclude our ability to pay dividends, obtain financing or enter into additional leases. As of June 30, 2020, we have not entered into any leases, which have not yet commenced, that would entitle us to significant rights or create additional obligations. The following table presents information related to our total lease cost included in our condensed consolidated statements of income:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
( in thousands)	Classification	2020	2019	2020	2019
Operating lease cost (1)	Operations expense	$629	$654	$1,255	$1,288
Finance lease cost:
Amortization of lease assets	Depreciation and amortization	—	249	—	650
Interest on lease liabilities	Interest expense	—	1	—	5
Net lease cost		$629	$904	$1,255	$1,943
(1) Includes short-term leases and variable lease costs, which are immaterial.

The following table presents the balance and classifications of our right of use assets and lease liabilities included in our condensed consolidated balance sheet at June 30, 2020 and December 31, 2019:

(in thousands)	Balance sheet classification	June 30, 2020	December 31, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$11,546	$11,563
Total lease assets		$11,546	$11,563
Liabilities
Current
Operating lease liabilities	Other accrued liabilities	$1,647	$1,705
Noncurrent
Operating lease liabilities	Operating lease - liabilities	10,055	9,896
Total lease liabilities		$11,702	$11,601

The following table presents our weighted-average remaining lease terms and weighted-average discount rates for our operating and financing leases at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Weighted-average remaining lease term (in years)
Operating leases	8.6	8.88
Weighted-average discount rate
Operating leases	3.8%	3.8%

The following table presents additional information related to cash paid for amounts included in the measurement of lease liabilities included in our condensed consolidated statements of cash flows as of June 30, 2020 and 2019:

	Six Months Ended
	June 30,
(in thousands)	2020	2019
Operating cash flows from operating leases	$1,034	$1,100
Operating cash flows from finance leases	$—	$5
Financing cash flows from finance leases	$—	$650

The following table presents the future undiscounted maturities of our operating and financing leases at June 30, 2020 and for each of the next five years and thereafter:

(in thousands)	Operating Leases (1)
Remainder of 2020	$1,089
2021	2,031
2022	1,937
2023	1,874
2024	1,619
2025	1,383
Thereafter	3,876
Total lease payments	$13,809
Less: Interest	2,107
Present value of lease liabilities	$11,702
(1)  Operating lease payments include $4.0 million related to options to extend lease terms that are reasonably certain of being exercised.

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

- 38

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

Our strategy is to consistently produce industry-leading total shareholder return by profitably investing capital into opportunities that leverage our skills and expertise in energy distribution and transmission to achieve high levels of service and growth. The key elements of our strategy include:
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

Results of Operations for the Three and Six months Ended June 30, 2020
Overview
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
On March 13, 2020, the CDC declared a national emergency due to the rapidly growing outbreak of COVID-19. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These restrictions have continued to significantly impact economic conditions in the United States. We are considered an “essential business,” which allows us to continue our operational activities and construction projects while the social distancing restrictions remain in place. In response to the COVID-19 pandemic and related restrictions, we implemented our pandemic response plan, which includes having all employees who can work remotely do so in order to promote social distancing and providing personal protective equipment to field employees to reduce the spread of COVID-19. For the three and six months ended June 30, 2020, the estimated impacts that COVID-19 had on our earnings was $0.9 million and $1.1 million, respectively, primarily driven by reduced consumption of energy largely in the commercial and industrial sectors, and incremental expenses associated with COVID-19, including protective personal equipment, premium pay for field personnel and higher bad debt expense. The additional operating expenses we incurred support the ongoing delivery of our essential services during these unprecedented times. The negative impact was partially offset by reduced federal income tax expense recognized in connection with implementation of the CARES Act and lower short-term borrowing costs resulting from a decrease in interest rates. As the COVID-19 pandemic is ongoing, to date we have not established regulatory assets associated with the incremental expense impacts, as currently authorized by the Delaware and Maryland PSCs. In Florida, the PSC requires utility companies seeking regulatory asset treatment for COVID-19 related expenses to individually file a formal petition for consideration. We are committed to communicating timely updates and will continue to monitor developments affecting our employees, customers, suppliers, stockholders and take additional precautions as warranted to operate safely and to comply with the CDC, Occupational Safety and Health Administration, state and local requirements in order to protect our employees, customers and the communities we serve, and update and communicate the ongoing financial impact on our results once determined. Refer to Note 5, Rates and Other Regulatory Activities, in the condensed consolidated financial statements for further information on the potential deferral of incremental expenses associated with COVID-19.
Operational Highlights
Our net income for the three months ended June 30, 2020 was $11.0 million, or $0.66 per share, compared to $8.3 million, or $0.50 per share, for the same quarter of 2019. Our income from continuing operations for the three months ended June 30, 2020 was $10.7 million, or $0.64 per share, compared to $8.9 million, or $0.54 per share for the same quarter of 2019. Operating income for the three months ended June 30, 2020 decreased by $0.2 million, compared to the same period in 2019. The decrease in operating income was driven by higher operating expenses associated with growth as well as the unfavorable impacts of COVID-19.

	Three Months Ended
	June 30,		Increase /
	2020	2019	(decrease)
(in thousands except per share)
Gross Margin
Regulated Energy segment	$57,131	$55,086	$2,045
Unregulated Energy segment	17,032	14,380	2,652
Other businesses and eliminations	(73)	(97)	24
Total Gross Margin	$74,090	$69,369	$4,721

Operating Income
Regulated Energy segment	$18,006	$18,028	$(22)
Unregulated Energy segment	281	(771)	1,052
Other businesses and eliminations	(310)	908	(1,218)
Total Operating Income	17,977	18,165	(188)
Other expense, net	(279)	(320)	41
Interest charges	5,054	5,552	(498)
Income from Continuing Operations Before Income Taxes	12,644	12,293	351
Income Taxes on Continuing Operations	1,983	3,379	(1,396)
Income from Continuing operations	10,661	8,914	1,747
Gain (Loss) from Discontinued Operations	295	(610)	905
Net Income	$10,956	$8,304	$2,652
Basic Earnings Per Share of Common Stock
Earnings from Continuing Operations	$0.65	$0.55	$0.10
Earnings (loss) from Discontinued Operations	0.02	(0.04)	0.06
Basic Earnings Per Share of Common Stock	$0.67	$0.51	$0.16

Diluted Earnings Per Share of Common Stock
Earnings from Continuing Operations	$0.64	$0.54	$0.10
Earnings (loss) from Discontinued Operations	0.02	(0.04)	0.06
Diluted Earnings Per Share of Common Stock	$0.66	$0.50	$0.16

Key variances in continuing operations, between the second quarter of 2020 and the second quarter of 2019, included:

(in thousands, except per share data)	Pre-tax Income	Net Income	Earnings Per Share
Second Quarter of 2019 Reported Results from Continuing Operations	$12,293	$8,914	$0.54

Adjusting for Unusual Items:
Unfavorable COVID-19 impacts	(3,595)	(2,557)	(0.15)
Increased customer consumption - primarily due to colder weather	2,013	1,432	0.08
Favorable federal income tax impact associated with the CARES Act	—	1,669	0.10
	(1,582)	544	0.03

Increased (Decreased) Gross Margins:
Eastern Shore and Peninsula Pipeline service expansions*	1,776	1,263	0.07
Increased gross margin from demand for Marlin Gas Services *	1,077	766	0.05
Increased retail propane margins per gallon	867	616	0.04
Natural gas growth (excluding service expansions)	832	592	0.04
Margin contributions from Boulden acquisition (completed December 2019)*	549	390	0.02
	5,101	3,627	0.22

(Increased) Decreased Operating Expenses (Excluding Cost of Sales):
Payroll, Benefits and other employee-related expenses	(967)	(688)	(0.05)
Depreciation, asset removal and property tax costs due to new capital investments	(932)	(663)	(0.04)
Insurance expense (non-health) - both insured and self-insured	(547)	(389)	(0.02)
Operating expenses from Boulden acquisition (completed December 2019) *	(498)	(354)	(0.02)
	(2,944)	(2,094)	(0.13)

Other income tax effects	—	(177)	(0.01)
Interest charges	(436)	(310)	(0.02)
Lower pension expense	371	264	0.02
Net other changes	(159)	(107)	(0.01)
	(224)	(330)	(0.02)

Second Quarter of 2020 Reported Results from Continuing Operations	$12,644	$10,661	$0.64
*See the Major Projects and Initiatives table.

Our net income for the six months ended June 30, 2020 was $39.9 million, or $2.42 per share, compared to $37.0 million, or $2.25 per share for the same period of 2019. Our net income from continuing operations for the six months ended June 30, 2020 was $39.7 million, or $2.41 per share compared to $37.7 million, or $2.30 per share, for the same period of 2019. Operating income for the six months ended June 30, 2020 decreased by $2.2 million, or 3.5 percent, compared to the same period in 2019. Higher operating income from organic growth projects, contributions from the Boulden asset acquisition in December 2019 and higher retail propane margins were offset by the unfavorable impacts of COVID-19.

	Six Months Ended
	June 30,		Increase
	2020	2019	(decrease)
(in thousands except per share)
Gross Margin
Regulated Energy segment	$125,254	$122,188	$3,066
Unregulated Energy segment	48,815	46,922	1,893
Other businesses and eliminations	(158)	(205)	47
Total Gross Margin	$173,911	$168,905	5,006

Operating Income
Regulated Energy segment	$45,894	$47,769	$(1,875)
Unregulated Energy segment	14,142	14,486	(344)
Other businesses and eliminations	75	32	43
Total Operating Income	60,111	62,287	(2,176)
Other income (expense), net	3,039	(380)	3,419
Interest charges	10,868	11,180	(312)
Income from Continuing Operations Before Income Taxes	52,282	50,727	1,555
Income taxes on Continuing Operations	12,580	13,002	(422)
Income from Continuing operations	39,702	37,725	1,977
Income (loss) from Discontinued Operations	184	(757)	941
Net Income	$39,886	$36,968	$2,918
Basic Earnings Per Share of Common Stock
Earnings from Continuing Operations	$2.42	$2.31	$0.11
Earnings (loss) from Discontinued Operations	0.01	(0.05)	0.06
Basic Earnings Per Share of Common Stock	$2.43	$2.26	$0.17

Diluted Earnings Per Share of Common Stock
Earnings from Continuing Operations	$2.41	$2.30	$0.11
Earnings (loss) from Discontinued Operations	0.01	(0.05)	0.06
Diluted Earnings Per Share of Common Stock	$2.42	$2.25	$0.17

Key variances in continuing operations, between the six months ended 2020 and the six months ended 2019, included:

(in thousands, except per share data)	Pre-tax Income	Net Income	Earnings Per Share
Six Months Ended June 30, 2019 Reported Results from Continuing Operations:	$50,727	$37,725	$2.30

Adjusting for Unusual Items:
Unfavorable COVID-19 impacts	(3,800)	(2,764)	(0.17)
Decreased customer consumption - primarily due to milder weather	(1,931)	(1,405)	(0.09)
Absence of Florida tax savings (net of GRIP refunds) recorded in first quarter of 2019 for 2018	(910)	(667)	(0.04)
Gains from sales of assets	3,162	2,317	0.14
Favorable income tax impact associated with the CARES Act	—	1,669	0.10
	(3,479)	(850)	(0.06)

Increased (Decreased) Gross Margins:
Eastern Shore and Peninsula Pipeline service expansions*	2,839	2,065	0.12
Margin contribution from Boulden acquisition (completed December 2019)*	2,437	1,773	0.11
Increased retail propane margins per gallon	2,009	1,461	0.09
Natural gas growth (excluding service expansions)	1,928	1,403	0.09
Aspire Energy rate increases	308	224	0.01
	9,521	6,926	0.42

(Increased) Decreased Operating Expenses (Excluding Cost of Sales):
Depreciation, asset removal and property taxes	(2,421)	(1,761)	(0.11)
Insurance expense (non-health) - both insured and self-insured	(1,578)	(1,148)	(0.07)
Operating expenses from Boulden acquisition (completed December 2019)	(1,032)	(751)	(0.05)
Facilities maintenance costs	(757)	(550)	(0.03)
Payroll, benefits and other employee-related expenses	261	190	0.01
	(5,527)	(4,020)	(0.25)

Other income tax effects	—	(849)	(0.05)
Interest Charges	(783)	(570)	(0.03)
Lower pension expense	743	540	0.03
Net other changes	1,080	800	0.05
	1,040	(79)	—

Six Months Ended June 30, 2020 Reported Results from Continuing Operations	$52,282	$39,702	$2.41
*See the Major Projects and Initiatives table.

Summary of Key Factors
Recently Completed and Ongoing Major Projects and Initiatives
We constantly pursue and develop additional projects and initiatives to serve existing and new customers, and to further grow our businesses and earnings, with the intention to increase shareholder value. The following represent the major projects/initiatives recently completed and currently underway. Major projects and initiatives that have generated consistent year-over-year margin contributions are removed from the table. In the future, we will add new projects and initiatives to this table once negotiations are substantially final and the associated earnings can be estimated.

	Gross Margin for the Period
	Three Months Ended		Six Months Ended		Year Ended	Estimate for
	June 30,		June 30,		December 31,	Fiscal
in thousands	2020	2019	2020	2019	2019	2020	2021
Pipeline Expansions:
Regulated Energy
West Palm Beach County, Florida Expansion(1)	$967	$161	$1,968	$293	$2,139	$4,092	$5,227
Del-Mar Energy Pathway(1)	452	189	641	353	731	2,398	4,100
Auburndale	170	—	340	—	283	679	679
Callahan Intrastate Pipeline (including related natural gas distribution services)	536	—	536	—	—	4,039	7,564
Guernsey Power Station	—	—	—	—	—	—	700
Total Pipeline Expansions	2,125	350	3,485	646	3,153	11,208	18,270

Virtual Pipeline Growth:
Compressed Natural Gas Transportation	2,107	1,030	3,454	3,359	5,410	6,900	7,700
Renewable Natural Gas Transportation	—	—	—	—	—	—	1,000
Total Virtual Pipeline Growth	2,107	1,030	3,454	3,359	5,410	6,900	8,700

Acquisitions:
Boulden Propane	549	—	2,437	—	329	3,800	4,200
Elkton Gas	—	—	—	—	—	1,207	3,992
Total Acquisitions	549	—	2,437	—	329	5,007	8,192

Regulatory Initiatives:
Florida GRIP	3,609	3,530	7,305	7,311	13,939	15,206	16,898
Hurricane Michael regulatory proceeding	—	—	—	—	—	TBD	TBD
Total Regulatory Initiatives	3,609	3,530	7,305	7,311	13,939	15,206	16,898

Total	$8,390	$4,910	$16,681	$11,316	$22,831	$38,321	$52,060
(1) Includes margin generated from interim services.

Detailed Discussion of Major Projects and Initiatives
Pipeline Expansions - Regulated Energy

West Palm Beach County, Florida Expansion
Peninsula Pipeline is constructing four transmission lines to bring additional natural gas to our distribution system in West Palm Beach, Florida. The first phase of this project was placed into service in December 2018 and generated incremental gross margin of $0.8 million and $1.7 million, including interim services, for the three and six months ended June 30, 2020 compared to 2019, respectively. We expect to complete the remainder of the project in phases through the third quarter of 2020, and estimate that the project will generate gross margin of $4.1 million in 2020 and $5.2 million annually thereafter.

Del-Mar Energy Pathway
In December 2019, the FERC issued an order approving the construction of the Del-Mar Energy Pathway project. Eastern Shore anticipates that this project will be fully in-service by the beginning of the fourth quarter of 2021. The new facilities will provide: (i) an additional 14,300 Dts/d of firm service to four customers, (ii) additional natural gas transmission pipeline infrastructure in eastern Sussex County, Delaware, and (iii) represent the first extension of Eastern Shore’s pipeline system into Somerset County, Maryland. Construction of the project began in January 2020, and interim services in advance of this project generated $0.5 million and $0.6 million for the three and six months ended June 30, 2020, respectively. The estimated gross margin from this project is approximately $2.4 million in 2020, $4.1 million in 2021 and $5.1 million annually thereafter.

Auburndale
In August 2019, the Florida PSC approved Peninsula Pipeline's Transportation Service Agreement with the Florida Division of Chesapeake Utilities. Peninsula Pipeline purchased an existing pipeline owned by the Florida Division of Chesapeake Utilities and Calpine and has completed the construction of pipeline facilities in Polk County, Florida. Peninsula Pipeline provides transportation service to the Florida Division of Chesapeake Utilities increasing both delivery capacity and downstream pressure as well as introducing a secondary source of natural gas for the Florida Division of Chesapeake Utilities' distribution system. Peninsula Pipeline generated gross margin from this project of $0.2 million and $0.3 million for the three and six months ended June 30, 2020, respectively, and expects to generate annual gross margin of $0.7 million in 2020 and beyond.

Callahan Intrastate Pipeline
In May 2018, Peninsula Pipeline announced a plan to construct a jointly owned intrastate transmission pipeline with Seacoast Gas Transmission in Nassau County, Florida.  The 26-mile pipeline will serve growing demand in both Nassau and Duval Counties. This project was placed in service in June 2020, one month earlier than initially forecasted, and generated $0.5 million in additional gross for the three and six months ended June 30, 2020. Peninsula Pipeline expects to generate gross margin of $4.0 million in 2020 and $7.6 million annually thereafter.

Pipeline Expansions - Unregulated Energy

Guernsey Power Station
Guernsey Power Station, LLC ("Guernsey Power Station") and our affiliate, Aspire Energy Express, LLC ("Aspire Energy Express"), entered into a precedent firm transportation capacity agreement whereby Guernsey Power Station will construct a power generation facility and Aspire Energy Express will provide firm natural gas transportation service to this facility. Guernsey Power Station commenced construction of the project in October 2019.  Aspire Energy Express is expected to commence construction of the gas transmission facilities to provide the firm transportation service to the power generation facility in the second quarter of 2021.  This project is expected to produce gross margin of approximately $0.7 million in 2021 and $1.5 million in 2022 and beyond.

Virtual Pipeline Growth
CNG Transportation
Marlin Gas Services provides CNG temporary hold services, contracted pipeline integrity services, emergency services for damaged pipelines and specialized gas services for customers who have unique requirements. For the three and six months ended June 30, 2020, Marlin Gas Services generated additional gross margin of $1.1 million and $0.1 million, respectively. We estimate that Marlin Gas Services will generate annual gross margin of approximately $6.9 million in 2020 and $7.7 million in 2021, with potential for additional growth in future years. Marlin Gas Services continues to actively expand the territories it serves, as well as leverage its patented technology to serve other markets, including pursuing liquefied natural gas transportation opportunities and most recently, announcing its expansion into the transportation of renewable natural gas from diverse supply sources to various pipeline interconnection points, as further outlined below.
Renewable Natural Gas Transportation

Bioenergy Devco
In June 2020, our Delmarva natural gas operations and Bioenergy Devco (“BDC”), a developer of anaerobic digestion facilities that create renewable energy and healthy soil products from organic material, entered into an agreement related to a project to remove excess organics from poultry waste and convert it into renewable natural gas. BDC and our affiliates are collaborating on this project in addition to several other project sites where organic waste can be converted into a carbon-negative energy source.

This project provides us the opportunity to maintain the green attributes of renewable natural gas as the gas is distributed to natural gas distribution customers.
The resources generated from organic material at BDC's anaerobic digestion facilities in Delaware, will be processed by our Delmarva natural gas operations and Eastern Shore, and Marlin Gas Services will facilitate the transportation and receipt of renewable natural gas for multiple suppliers through its interconnect facility and equipment. Marlin Gas Services will transport the sustainable fuel to Eastern Shore, where it will be introduced to our distribution system and ultimately distributed to our natural gas customers.
CleanBay Project
In July 2020, our Delmarva natural gas operations and CleanBay Renewables Inc. ("CleanBay") announced a new partnership to bring renewable natural gas to our operations. As part of this partnership, we will transport the renewable natural gas produced at CleanBay's planned Westover, Maryland bio-refinery, to our natural gas infrastructure in the Delmarva Peninsula region. Eastern Shore and Marlin Gas Services, will transport and distribute the renewable natural gas from CleanBay where it will ultimately be delivered to the Delmarva natural gas distribution end use customers.
At the present time, we have disclosed that we expect to generate $1.0 million in 2021 in incremental margin from renewable natural gas transportation beginning in 2021. We are finalizing contract terms associated with some of these projects. Additional information will be provided regarding incremental margin on these projects at a future time, as contracts are finalized.
Acquisitions

Boulden Propane
In December 2019, Sharp acquired certain propane customers and operating assets of Boulden, which provides propane distribution service to approximately 5,200 customers in Delaware, Maryland and Pennsylvania. The customers and assets acquired from Boulden have been assimilated into Sharp. The operations acquired from Boulden generated $0.5 million and $2.4 million of incremental gross margin for the three and six months ended June 30, 2020, respectively. We estimate that this acquisition will generate annual gross margin of approximately $3.8 million in 2020, and $4.2 million in 2021, with the potential for additional growth in future years.
Elkton Gas
In December 2019, we entered into an agreement with SJI to acquire Elkton Gas, which provides natural gas distribution service to approximately 7,000 residential and commercial customers in Cecil County, Maryland contiguous to our existing franchise territory in Cecil County. The acquisition closed at the end of July 2020. The purchase price was approximately $15.0 million. We estimate that this acquisition will generate gross margin of approximately $1.2 million in 2020 and $4.0 million in 2021.

Regulatory Initiatives

Florida GRIP
Florida GRIP is a natural gas pipe replacement program approved by the Florida PSC that allows automatic recovery, through rates, of costs associated with the replacement of mains and services. Since the program's inception in August 2012, we have invested $154.2 million of capital expenditures to replace 312 miles of qualifying distribution mains, including $10.3 million of new pipes during the first six months of 2020. We expect to generate annual gross margin of approximately $15.2 million in 2020, and $16.9 million in 2021.

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
In August 2019, FPU filed a limited proceeding requesting recovery of storm-related costs associated with Hurricane Michael (plant investment and expenses) through a change in base rates. FPU also requested treatment and recovery of certain storm-related costs as a regulatory asset for items currently not allowed to be recovered through the storm reserve as well as the recovery of plant investment replaced as a result of the storm. FPU has proposed an overall return component on both the plant additions and the proposed regulatory assets. In the fourth quarter of 2019, FPU along with the Office of Public Counsel in Florida, filed a joint motion with the Florida PSC to approve an interim rate increase, subject to refund, pending the final ruling on the recovery of the restoration costs incurred. The petition was approved by the Florida PSC in November 2019 and interim rate increases were implemented effective January 2020. At this time, we have recorded a reserve for the interim rate increases, pending a final resolution of the proceeding.
In September 2019, FPU filed a petition, with the Florida PSC, for approval of its consolidated electric depreciation rates. Once approved, we expect the new rates to be retroactively effective to January 1, 2020. The petition, was joined to the open dockets regarding Hurricane Michael and Dorian, and is currently on the schedule for hearing at the Florida PSC agenda in September 2020.
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

Other major factors influencing gross margin

Weather and Consumption
Colder weather conditions accounted for a $2.0 million increase in gross margin during the second quarter of 2020, compared to the same period in 2019, as HDD increased by 266 days for both the Delmarva Peninsula and our Ohio service territory. Compared to normal temperatures, as detailed below, gross margin was $1.0 million higher due to a higher number of HDDs. For the six months ended June 30, 2020, there was overall lower customer consumption as warmer weather in the first quarter was partially offset by colder temperatures during the second quarter. For the six-month period, overall milder temperatures decreased gross margin by $1.9 million compared to the same period in 2019 and $2.0 million compared to normal temperatures. The following table summarizes HDD and CDD variances from the 10-year average HDD/CDD ("Normal") for the three and six months ended June 30, 2020 and 2019.

The following table summarizes HDD and CDD variances from the 10-year average HDD/CDD ("Normal") for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	Variance	2020	2019	Variance
Delmarva
Actual HDD	513	247	266	2,373	2,569	(196)
10-Year Average HDD ("Normal")	400	423	(23)	2,749	2,785	(36)
Variance from Normal	113	(176)		(376)	(216)
Florida
Actual HDD	9	18	(9)	343	379	(36)
10-Year Average HDD ("Normal")	13	14	(1)	508	532	(24)
Variance from Normal	(4)	4		(165)	(153)
Ohio
Actual HDD	801	535	266	3,297	3,531	(234)
10-Year Average HDD ("Normal")	593	607	(14)	3,612	3,652	(40)
Variance from Normal	208	(72)		(315)	(121)
Florida
Actual CDD	849	1,086	(237)	1,075	1,220	(145)
10-Year Average CDD ("Normal")	988	975	13	1,093	1,072	21
Variance from Normal	(139)	111		(18)	148
Natural Gas Distribution Margin Growth
Customer growth for our natural gas distribution operations, as a result of the addition of new customers and the conversion of customers from alternative fuel sources to natural gas service, generated $0.8 million and $1.9 million of the three and six months ended June 30, 2020, respectively. The average number of residential customers served on the Delmarva Peninsula and in Florida increased by 5.3 percent and 3.6 percent, respectively, during the second quarter of 2020 and 4.6 percent and 3.7 percent, respectively, for the six months ended June 30, 2020. On the Delmarva Peninsula, a larger percentage of the margin growth is generated from residential growth given the expansion of gas into new communities and conversions to natural gas as our distribution infrastructure continues to build out, while in Florida, as gas heating is not a significant portion of residential use, a greater portion of the margin growth occurred in the commercial and industrial sectors. The details for the three and six months ended June 30, 2020 are provided in the following table:

	Three Months Ended		Six Months Ended
	June 30, 2020		June 30, 2020
(in thousands)	Delmarva Peninsula	Florida	Delmarva Peninsula	Florida
Customer Growth:
Residential	$326	$171	$767	$394
Commercial and industrial	70	265	224	543
Total Customer Growth	$396	$436	$991	$937

Regulated Energy Segment

For the quarter ended June 30, 2020, compared to the quarter ended June 30, 2019:

	Three Months Ended
	June 30,		Increase
	2020	2019	(decrease)
(in thousands)
Revenue	$73,518	$73,403	$115
Cost of sales	16,387	18,317	(1,930)
Gross margin	57,131	55,086	2,045
Operations & maintenance	25,456	24,149	1,307
Depreciation & amortization	9,347	8,969	378
Other taxes	4,322	3,940	382
Total operating expenses	39,125	37,058	2,067
Operating income	$18,006	$18,028	$(22)
Operating income for the Regulated Energy segment remained largely unchanged for the three months ended June 30, 2020 compared to 2019, as a result of the impact of COVID-19. Results for the second quarter of 2020 included $3.2 million of negative impacts from COVID-19. Excluding these impacts, operating income increased $3.2 million as a result of higher gross margin from expansion projects completed and underway by Eastern Shore and Peninsula Pipeline, increased customer consumption due to colder weather and organic growth in our natural gas distribution businesses.
Gross Margin
Items contributing to the quarter-over-quarter increase in gross margin are listed in the following table:

(in thousands)	Margin Impact
Eastern Shore and Peninsula Pipeline service expansions	$1,776
Increased customer consumption - primarily due to colder weather	1,127
Natural gas growth (excluding service expansions)	832
Unfavorable COVID-19 impacts on gross margin	(2,201)
Other variances	511
Quarter-over-quarter increase in gross margin	$2,045

The following is a narrative discussion of the significant items in the foregoing table, which we believe is necessary to understand the information disclosed in the table.
Eastern Shore and Peninsula Pipeline Service Expansions
We generated additional gross margin of $1.5 million from Peninsula Pipeline's Western Palm Beach County, Auburndale and Callahan Intrastate Projects and $0.3 million from Eastern Shore's Del-Mar Energy Pathway project.

Increased Customer Consumption - Primarily Due to Colder Weather
Gross margin increased by $1.2 million due to colder weather on the Delmarva Peninsula for the three months ended June 30, 2020, compared to the same period in 2019.

Natural Gas Distribution Customer Growth
We generated additional gross margin of $0.8 million from natural gas customer growth. Gross margin increased by $0.4 million in Florida and $0.4 million on the Delmarva Peninsula for the three months ended June 30, 2020, as compared to the same period in 2019, due primarily to residential customer growth of 5.3 percent and 3.6 percent on the Delmarva Peninsula and in Florida, respectively. On the Delmarva Peninsula, a larger percentage of the margin growth was generated from residential growth given the expansion of gas into new communities and conversions, while in Florida, as gas heating is not a significant portion of residential use, a greater portion of the margin growth occurred in the commercial and industrial sectors.

Unfavorable COVID-19 Impacts
Gross margin decreased by $2.2 million for the three months ended June 30, 2020, as compared to the same period in 2019, as a result of the lower customer consumption, which was caused by the slowing of economic activities in our service territories as a result of restrictions imposed to promote social distancing and slow down the spread of COVID-19.

Other Operating Expenses
Items contributing to the quarter-over-quarter increase in other operating expenses are listed in the following table:

(in thousands)
Unfavorable COVID-19 impacts (higher operating and bad debt expenses)	$1,014
Depreciation, asset removal and property tax costs due to new capital investments	682
Payroll, Benefits and other employee-related expenses	612
Insurance expense (non-health) - both insured and self-insured	438
Other variances	(679)
Quarter-over-quarter increase in other operating expenses	$2,067

For the six months ended June 30, 2020, compared to the six months ended June 30, 2019:

	Six Months Ended
	June 30,		Increase
	2020	2019	(decrease)
(in thousands)
Revenue	$176,473	$177,021	$(548)
Cost of sales	51,219	54,833	(3,614)
Gross margin	125,254	122,188	3,066
Operations & maintenance	51,697	48,697	3,000
Depreciation & amortization	18,666	17,415	1,251
Other taxes	8,997	8,307	690
Total operating expenses	79,360	74,419	4,941
Operating income	$45,894	$47,769	$(1,875)
Operating income for the Regulated Energy segment for the six months ended June 30, 2020 was $45.9 million, a decrease of $1.9 million, compared to the same period in 2019. Excluding the COVID-19 impacts of $3.3 million, operating income increased $1.4 million as a result of higher gross margin from expansion projects completed by Eastern Shore and Peninsula Pipeline, organic growth in the natural gas distribution businesses, and increased customer consumption, which was offset by $1.9 million in higher depreciation, amortization and other taxes and $2.1 million in higher other operating expenses.
Gross Margin
Items contributing to the period-over-period increase in gross margin are listed in the following table:

(in thousands)	Margin Impact
Eastern Shore and Peninsula Pipeline service expansions	$2,839
Natural gas distribution - customer growth (excluding service expansions)	1,928
Increased customer consumption	620
Absence of Florida tax savings (net of GRIP refunds) recorded in the first quarter of 2019 for 2018	(910)
Unfavorable COVID-19 impacts on gross margin	(2,430)
Other variances	1,019
Period-over-period increase in gross margin	$3,066

The following is a narrative discussion of the significant items in the foregoing table, which we believe is necessary to understand the information disclosed in the table.
Eastern Shore and Peninsula Pipeline Service Expansions
We generated additional gross margin of $2.5 million from Peninsula Pipeline's Western Palm Beach County, Auburndale and Callahan Intrastate Projects and $0.3 million from Eastern Shore's Del-Mar Energy Pathway project.

Natural Gas Distribution Customer Growth
We generated additional gross margin of $1.9 million from natural gas customer growth. Gross margin increased by $0.9 million in Florida and $1.0 million on the Delmarva Peninsula for the six months ended June 30, 2020, as compared to the same period in 2019, due primarily to residential customer growth of 4.6 percent on the Delmarva Peninsula and 3.7 percent in Florida. On the Delmarva Peninsula, a larger percentage of the margin growth was generated from residential growth given the expansion of gas into new communities and conversions, while in Florida, as gas heating is not a significant portion of residential use, a greater portion of the margin growth occurred in the commercial and industrial sectors.

Increased Customer Consumption - Due to Weather and Other
Gross margin increased by $0.6 million due to weather and other consumption on the Delmarva Peninsula and in Florida during the first six months of 2020 compared to the same period in 2019.

Absence of Florida Tax Savings Recorded in the First Quarter of 2019
Gross margin decreased by $0.9 million for the six months ended June 30, 2020, as compared to the same period in 2019, due primarily to the TCJA related tax savings from 2018 that the Florida PSC allowed us to retain during the first quarter of 2019. In February 2019, the Florida PSC issued a final order regarding the treatment of the TCJA impact, allowing us to retain the savings associated with lower federal tax rates for certain of our natural gas distribution operations. As a result, refunds to GRIP customers and reserves for customer refunds, recorded in 2018 were reversed in the first quarter of 2019.

Unfavorable COVID-19 Impacts
Gross margin decreased by $2.4 million for the six months ended June 30, 2020, as compared to the same period in 2019, as a result of the lower customer consumption, which was caused by the slowing of economic activities in our service territories as a result of restrictions imposed to promote social distancing and slow down the spread of COVID-19.

Other Operating Expenses
Items contributing to the period-over-period increase in other operating expenses are listed in the following table:

(in thousands)
Depreciation, asset removal and property tax costs due to new capital investments	$1,909
Insurance expense (non-health) - both insured and self-insured	1,272
Unfavorable COVID-19 impacts (higher operating and bad debt expenses)	906
Facilities maintenance costs	837
Other variances	17
Period-over-period increase in other operating expenses	$4,941
.

Unregulated Energy Segment

For the quarter ended June 30, 2020, compared to the quarter ended June 30, 2019:

	Three Months Ended
	June 30,		Increase
	2020	2019	(decrease)
(in thousands)
Revenue	$27,741	$25,625	$2,116
Cost of sales	10,709	11,245	(536)
Gross margin	17,032	14,380	2,652
Operations & maintenance	12,959	11,881	1,078
Depreciation & amortization	2,889	2,477	412
Other taxes	903	793	110
Total operating expenses	16,751	15,151	1,600
Operating gain/loss	$281	$(771)	$1,052
Operating income for the Unregulated Energy segment increased by $1.1 million for the second quarter, as compared to the second quarter of 2019. Excluding the impacts of COVID-19 of $0.7 million, operating income increased by $1.8 million. The increased operating income reflects margin growth from Marlin Gas Services, higher retail propane margins per gallon and incremental margin from the Boulden assets. These increases were partially offset by $0.5 million in higher depreciation, amortization and property taxes and $0.8 million in higher operating expenses.

Gross Margin
Items contributing to the quarter-over-quarter increase in gross margin are listed in the following table:

(in thousands)	Margin Impact
Propane Operations
Increased retail propane margins per gallon driven by favorable market conditions and supply management	$867
Boulden acquisition (assets acquired in December 2019)	549
Increase in customer consumption - primarily due to colder weather	535
Marlin Gas Services - increased gross margin from demand for services	1,077
Aspire Energy
Increase in customer consumption - primarily due to colder weather	351
Unfavorable COVID-19 impacts on gross margin	(317)
Other variances	(410)
Quarter-over-quarter increase in gross margin	$2,652
The following is a narrative discussion of the significant items in the foregoing table, which we believe is necessary to understand the information disclosed in the table.
Propane Operations

•
Increased Retail Propane Margins - Gross margin increased by $0.9 million, in the second quarter of 2020, as compared to the same period in the prior year, due to lower propane inventory costs and favorable market conditions. These market conditions, which include market pricing and competition with other propane suppliers, as well as the availability and price of alternative energy sources, may fluctuate based on changes in demand, supply and other energy commodity prices.

•	Propane Operations - Boulden - Gross margin increased by $0.5 million due to the inclusion of operating results from Boulden, which was acquired by Sharp in December 2019.

•
Increased Customer Consumption Primarily Driven by Weather - Gross margin increased by $0.5 million due to colder weather on the Delmarva Peninsula for the three months ended June 30, 2020, compared to the same period in 2019.

Marlin Gas Services

•
Gross margin increased by $1.1 million in the second quarter of 2020, as compared to the same period in the prior year due to higher demand for compressed natural gas hold services and pipeline integrity solutions.

Aspire Energy

•
Increased Customer Consumption Primarily Driven by Weather - Gross margin increased by $0.4 million due to increased consumption as weather in Ohio was approximately 50 percent colder for the three months ended June 30, 2020 compared to the same period in 2019.

Unfavorable COVID-19 Impacts

•
Gross margin decreased by $0.3 million, as a result of the lower customer consumption, which was caused by the slowing of economic activities in our service territories as a result of restrictions imposed to promote social distancing and slow down the spread of COVID-19.

Other Operating Expenses
Items contributing to the quarter-over-quarter increase in other operating expenses are listed in the following table:

(in thousands)
Depreciation, asset removal and property tax costs due to new capital investments	$453
Payroll, Benefits and other employee-related expenses	302
Unfavorable COVID-19 impacts (operating and bad debt expenses)	369
Operating expenses from Boulden acquisition (completed December 2019) *	305
Insurance expense (non-health) - both insured and self-insured	218
Other variances	(47)
Quarter-over-quarter increase in other operating expenses	$1,600

For the six months ended June 30, 2020, compared to the six months ended June 30, 2019:

	Six Months Ended
	June 30,		Increase
	2020	2019	(decrease)
(in thousands)
Revenue	$81,753	$86,704	$(4,951)
Cost of sales	32,938	39,782	(6,844)
Gross margin	48,815	46,922	1,893
Operations & maintenance	26,997	25,703	1,294
Depreciation & amortization	5,806	4,943	863
Other taxes	1,870	1,790	80
Total operating expenses	34,673	32,436	2,237
Operating income	$14,142	$14,486	$(344)
Operating income for the Unregulated Energy segment decreased by $0.3 million for the six months ended June 30, 2020, compared to the same period in 2019. Excluding the COVID-19 impacts of $0.9 million, operating income increased by $0.6 million as a result of incremental gross margin primarily from the Boulden assets and higher propane retail margins per gallon which more than overcame reduced gross margin due to warmer temperatures.

Gross Margin
Items contributing to the period-over-period increase in gross margin are listed in the following table:

(in thousands)
Propane Operations
Boulden acquisition (assets acquired in December 2019)	$2,437
Increased retail propane margins per gallon driven by favorable market conditions and supply management	2,009
Decrease in customer consumption - primarily due to milder weather	(2,003)
Aspire Energy
Decrease in customer consumption - primarily due to milder weather	(549)
Higher margins from negotiated rate increases	308
Unfavorable COVID-19 impacts on gross margin	(442)
Other variances	133
Period-over-period increase in gross margin	$1,893
The following is a narrative discussion of the significant items in the foregoing table, which we believe is necessary to understand the information disclosed in the table.

Propane Operations

•	Propane Operations - Boulden - Gross margin increased by $2.4 million due to the inclusion of operating results from Boulden, which was acquired by Sharp in December 2019.

•
Increased Retail Propane Margins - Gross margin increased by $2.0 million, for the six months ended June 30, 2020 as compared to the same period in the prior year, due to lower propane inventory costs and favorable market conditions. These market conditions, which include market pricing and competition with other propane suppliers, as well as the availability and price of alternative energy sources, may fluctuate based on changes in demand, supply and other energy commodity prices.

•
Decreased Customer Consumption Primarily Driven by Weather - Gross margin decreased by $2.0 million primarily from the Mid-Atlantic propane operations as weather on the Delmarva Peninsula was 8 percent warmer for the six months ended June 30, 2020 compared to the same period in 2019.

Aspire Energy

•
Decreased Customer Consumption Primarily Driven by Weather - Gross margin decreased by $0.5 million due to decreased consumption as weather in Ohio was approximately 7 percent warmer for the six months ended June 30, 2020 compared to the same period in 2019.

•	Increased Margin Driven by Changes in Rates - Gross margin increased by $0.3 million in 2020, as compared to the prior year, due primarily to higher margins from negotiated rate increases.
Unfavorable COVID-19 Impacts

•
Gross margin decreased by $0.4 million as a result of the lower customer consumption, which was caused by the slowing of economic activities in our service territories as a result of restrictions imposed to promote social distancing and slow down the spread of COVID-19.

Other Operating Expenses
Items contributing to the period-over-period increase in other operating expenses are listed in the following table:

(in thousands)
Depreciation, asset removal and property tax costs due to new capital investments	$901
Operating expenses from Boulden acquisition (completed in December 2019)	646
Unfavorable COVID-19 impacts (higher operating and bad debt expenses)	487
Insurance expense (non-health) - both insured and self-insured	414
Other variances	(211)
Period-over-period increase in other operating expenses	$2,237
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

OTHER EXPENSE, NET
For the quarter ended June 30, 2020 compared to the quarter ended June 30, 2019
Other expense, net, which includes non-operating investment income (expense), interest income, late fees charged to customers, gains or losses from the sale of assets and pension and other benefits expense, increased by less than $0.1 million in the second quarter of 2020, compared to the same period in 2019.
For the six months ended June 30, 2020 compared to the six months ended June 30, 2019
Other expense, net, which includes non-operating investment income (expense), interest income, late fees charged to customers, gains or losses from the sale of assets and pension and other benefits expense, increased by $3.4 million for the first six months of 2020, compared to the same period in 2019. The increase was primarily due to gains from the sale of two properties. The property sales related to operations which, have been consolidated into our state-of-the-art Energy Lane campus and through the completion of the conversion of the piped propane system in Ocean City, Maryland to natural gas service.
INTEREST CHARGES
For the quarter ended June 30, 2020 compared to the quarter ended June 30, 2019
Interest charges for the quarter ended June 30, 2020 decreased by $0.5 million, compared to the same period in 2019, attributable primarily to a decrease of $1.4 million in interest expense primarily on lower levels outstanding under our revolving credit facilities and lower rates on short-term borrowings and $0.2 million in higher capitalization of interest associated with growth projects; offset by an increase of $1.3 million in interest expense on long-term debt as a result of the issuance of $100.0 million of Prudential Shelf Notes in August 2019 and $70.0 million of uncollateralized senior notes in December 2019.

For the six months ended June 30, 2020 compared to the six months ended June 30, 2019
Interest charges for the six months ended June 30, 2020 decreased by $0.3 million, compared to the same period in 2019, attributable primarily to a decrease of $2.4 million in interest expense primarily on lower levels outstanding under our revolving credit facilities and lower rates on short-term borrowings and $0.5 million in higher capitalization of interest associated with a completed building in Florida; offset by an increase of $2.7 million in interest expense on long-term debt as a result of the issuance of $100.0 million of Prudential Shelf Notes in August 2019 and $70.0 million of uncollateralized senior notes in December 2019.

INCOME TAXES
For the quarter ended June 30, 2020 compared to the quarter ended June 30, 2019
Income tax expense was $2.0 million for the quarter ended June 30, 2020, compared to $3.4 million for the quarter ended June 30, 2019. Our effective income tax rate was 15.7 percent and 27.5 percent, for the three months ended June 30, 2020 and 2019, respectively. During the quarter, we implemented certain provisions of the CARES Act which allowed us to carryback net operating losses from 2018 and 2019 into prior year periods where the federal income tax rate was higher. As a result, we recognized a $1.7 million reduction in tax expense in the second quarter 2020. Excluding this impact of the CARES Act, our effective tax rate for the three months ended June 30, 2020 was 28.9 percent.

For the six months ended June 30, 2020 compared to the six months ended June 30, 2019
Income tax expense was $12.6 million for the six months ended June 30, 2020, compared to $13.0 million in the same period in 2019. Our effective income tax rate was 24.1 percent and 25.6 percent for the six months ended June 30, 2020 and 2019, respectively. During the quarter, we implemented certain provisions of the CARES Act which allowed us to carryback net operating losses from 2018 and 2019 into prior year periods where the federal income tax rate was higher. As a result, we recognized a $1.7 million reduction in tax expense in the second quarter 2020. Excluding this impact of the CARES Act, our effective tax rate for the six months ended June 30, 2020 was 27.3 percent.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Our capital requirements reflect the capital-intensive and seasonal nature of our business and are principally attributable to investment in new plant and equipment, retirement of outstanding debt and seasonal variability in working capital. We rely on cash generated from operations, short-term borrowings, and other sources to meet normal working capital requirements and to temporarily finance capital expenditures. We may also issue long-term debt and equity to fund capital expenditures and to more closely align our capital structure with our target capital structure. We maintain an effective shelf registration statement with the SEC for the issuance of shares under our Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP”). Depending on our capital needs and subject to market conditions, in addition to other possible debt and equity offerings, we may consider issuing additional shares under the direct share purchase component of the DRIP. Beginning in the third quarter of 2020, we started issuing shares under the DRIP.
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
Capital expenditures for investments in new or acquired plant and equipment are our largest capital requirements. Our capital expenditures were $88.4 million for the six months ended June 30, 2020. The following table shows a range of the expected 2020 capital expenditures by segment and by business line:

	2020
(dollars in thousands)	Low	High
Regulated Energy:
Natural gas distribution	$75,000	$80,000
Natural gas transmission	70,000	80,000
Electric distribution	5,000	7,000
Total Regulated Energy	150,000	167,000
Unregulated Energy:
Propane distribution	10,000	13,000
Energy transmission	10,000	15,000
Other unregulated energy	14,000	19,000
Total Unregulated Energy	34,000	47,000
Other:
Corporate and other businesses	1,000	1,000
Total Other	1,000	1,000
Total 2020 Expected Capital Expenditures	$185,000	$215,000

The 2020 budget includes: Eastern Shore's Del-Mar Energy Pathway, Florida's Callahan and West Palm Beach County Expansions and other potential pipeline projects, continued expenditures under Florida GRIP, further expansions of our natural gas distribution and transmission systems, continued natural gas infrastructure improvement activities, information technology systems, and other strategic initiatives and investments.

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
The following table presents our capitalization, excluding and including short-term borrowings, as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
(in thousands)
Long-term debt, net of current maturities	$430,106	42%	$440,168	44%
Stockholders’ equity	593,277	58%	561,577	56%
Total capitalization, excluding short-term debt	$1,023,383	100%	$1,001,745	100%

	June 30, 2020		December 31, 2019
(in thousands)
Short-term debt	$286,405	21%	$247,371	19%
Long-term debt, including current maturities	445,706	34%	485,768	38%
Stockholders’ equity	593,277	45%	561,577	43%
Total capitalization, including short-term debt	$1,325,388	100%	$1,294,716	100%
Our target ratio of equity to total capitalization, including short-term borrowings, is between 50 and 60 percent. Our equity to total capitalization ratio, including short-term borrowings, was 45 percent as of June 30, 2020. We seek to align permanent financing with the in-service dates of our capital projects. We may utilize more temporary short-term debt when the financing cost is attractive as a bridge to the permanent long-term financing or if the equity markets are volatile.
Term Notes
In January 2019, we issued a $30.0 million unsecured term note through Branch Banking and Trust Company, with a maturity date of February 28, 2020. This note was paid in full in February 2020 utilizing our short-term borrowing facilities.
Shelf Agreements
We have entered into Shelf Agreements with Prudential, MetLife and NYL, whom are under no obligation to purchase any unsecured debt. The following table summarizes our Shelf Agreements at June 30, 2020:

(in thousands)	Total Borrowing Capacity	Less: Amount of Debt Issued	Less: Unfunded Commitments	Remaining Borrowing Capacity
Shelf Agreement
Prudential Shelf Agreement (1) (2)	$370,000	$(170,000)	$(50,000)	$150,000
MetLife Shelf Agreement (3)	150,000	—	—	150,000
NYL Shelf Agreement (4)	150,000	(100,000)	(40,000)	10,000
Total Shelf Agreements as of June 30, 2020	670,000	(270,000)	(90,000)	310,000
(1) In January 2020, we requested and Prudential accepted our request to purchase $50.0 million of our unsecured debt. We issued the Shelf Notes in July 2020 at the rate of 3.00 percent per annum.
(2) In April 2020, the Prudential Shelf Agreement was amended to increase the available borrowing capacity to $150.0 million.
(3) In May 2020, we reached into an agreement with MetLife to provide a new $150.0 million MetLife Shelf Agreement for a three-year term ending March 31, 2023.
(4) In February 2020, we requested and NYL accepted our request to purchase $40.0 million of our unsecured debt. We expect to issue the Shelf Notes in August 2020 at the rate of 2.96 percent per annum.

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
As of June 30, 2020, we had four unsecured bank credit facilities with four financial institutions totaling $220.0 million in available credit. In addition, we have a $150.0 million Revolver under which borrowings can be designated as short-term debt. The terms of the Revolver are further described below. As a result of the uncertainty regarding the length of and depth of the impacts of the COVID-19 pandemic, in the second quarter of 2020, we received commitments for an additional $95.0 million of short-term debt capacity through four credit facilities that mature on October 31, 2020.  These facilities have a commitment fee of 0.35 percent with an interest rate of 1.75 percent over LIBOR, to the extent we borrow under these facilities.
None of the unsecured bank lines of credit requires compensating balances. Our outstanding short-term borrowings at June 30, 2020 and December 31, 2019 were $286.4 million and $247.4 million at weighted average interest rates of 1.05 percent and 2.62 percent, respectively. Included in the June 30, 2020 balance, is $100 million in short-term debt for which we have entered into interest rate swap agreements as discussed below.
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
In the second quarter of 2020, we entered into interest rate swaps with notional amounts totaling $100.0 million associated with three of our short-term lines of credit through October 2020. The interest rate swaps were entered to hedge the variability in cash flows attributable to changes in the short-term borrowing rates during this period. The fixed swap rates will range between 0.2615 and 0.3875 percent for the period. Our short-term borrowing will be based on the 30-day LIBOR rate. The interest swap will be cash settled monthly as the counter-party will pay us the 30-day LIBOR rate less the fixed rate.
Cash Flows
The following table provides a summary of our operating, investing and financing cash flows for the six months ended June 30, 2020 and 2019:

	Six Months Ended
	June 30,
(in thousands)	2020	2019
Net cash provided by (used in):
Operating activities	$91,678	$74,575
Investing activities	(80,254)	(90,880)
Financing activities	(14,819)	17,470
Net increase (decrease) in cash and cash equivalents	(3,395)	1,165
Cash and cash equivalents—beginning of period	6,985	6,089
Cash and cash equivalents—end of period	$3,590	$7,254

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
During the six months ended June 30, 2020 and 2019, net cash provided by operating activities was $91.7 million and $74.6 million, respectively, resulting in an increase in cash flows of $17.1 million. Significant operating activities generating the cash flows change were as follows:

- 60

•
Changes in net accounts receivable and accrued revenue and accounts payable and accrued liabilities increased cash flows by $15.4 million, due in part to the timing and receipt of payments and the absence of PESCO, whose assets and contracts were sold in the fourth quarter of 2019;

•	Changes in net regulatory assets and liabilities increased cash flows by $5.7 million, due primarily to the change in fuel costs collected through the various cost recovery mechanisms;

•
Net income, adjusted for non-cash adjustments and reconciling activities, increased cash flows by $5.4 million, due primarily to deferred income taxes, unrealized loss from investments and commodity contracts and depreciation and amortization, offset by realized gains on sale of assets;

•	Net cash flows from income taxes receivable decreased by $5.8 million due primarily to the implementation of the federal tax law associated with CARES Act;

•	Changes in net prepaid expenses and other current assets, customer deposits and refunds, accrued compensation and other assets and liabilities, net decreased cash flows by $4.2 million; and

•	Net cash flows from changes in propane inventory, storage gas and other inventories decreased by approximately $2.3 million.
Cash Flows Used in Investing Activities
Net cash used in investing activities totaled $80.3 million and $90.9 million during the six months ended June 30, 2020 and 2019, respectively, resulting in an increase in cash flows of $10.6 million. Cash paid for capital expenditures was $82.8 million for the first six months of 2020, compared to $90.4 million for the same period in 2019, resulting in increased cash flows of $7.6 million.

Cash Flows Provided by Financing Activities
Net cash used by financing activities totaled $14.8 million during the six months ended June 30, 2020 compared to $17.5 million of net cash provided by financing activities during the prior year period resulting in an decrease in cash flows of $32.3 million. The decrease in net cash provided by financing activities resulted primarily from the following:

•
Decreased cash flows of $63.6 million primarily from repayments of the $30 million term notes during the six months ended June 30, 2020 coupled with issuance of $30.0 million term notes in January 2019;

•	Increased cash flows from short-term borrowing of $36.1 million under our line of credit arrangements;

•	Decreased cash flows of $4.0 million as a result of changes in cash overdrafts in 2020; and

•	Cash dividends of $13.0 million paid during the six months ended June 30, 2020, compared to $11.8 million for the six months ended June 30, 2019.
Off-Balance Sheet Arrangements
We have issued corporate guarantees to certain vendors of our subsidiaries that provide for the payment of propane and natural gas purchases in the event of the subsidiary’s default. The liabilities for these purchases are recorded in our financial statements when incurred. The aggregate amount guaranteed at June 30, 2020 was $11.2 million, with the guarantees expiring on various dates through March 2, 2021. At June 30, 2020, the corporate guarantees related to PESCO were less than $0.1 million and are expected to be terminated in the third quarter of 2020. See Note 3, Acquisitions and Divestitures, in the condensed consolidated financial statements for additional details on the sale of assets and contracts for PESCO.
As of June 30, 2020, we have issued letters of credit totaling approximately $4.4 million related to the electric transmission services for FPU's electric division, the firm transportation service agreement between TETLP and our Delaware and Maryland divisions, to our current and previous primary insurance carriers. These letters of credit have various expiration dates through October 22, 2020. There have been no draws on these letters of credit as of June 30, 2020. We do not anticipate that the counterparties will draw upon these letters of credit, and we expect that they will be renewed to the extent necessary in the future. Additional information is presented in Note 7, Other Commitments and Contingencies, in the condensed consolidated financial statements. As a result of the sale of assets and contracts for PESCO, letters of credit associated with PESCO were terminated in the second quarter of 2020. See Note 3, Acquisitions and Divestitures, in the condensed consolidated financial statements for additional details on the sale of PESCO.

Contractual Obligations
There has been no material change in the contractual obligations presented in our 2019 Annual Report on Form 10-K, except for commodity purchase obligations entered into in the ordinary course of our business. The following table summarizes commodity purchase contract obligations at June 30, 2020:

	Payments Due by Period
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
(in thousands)
Purchase obligations - Commodity (1)	17,644	16,819	—	—	34,463
Total	$17,644	$16,819	$—	$—	$34,463

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
Rates and Regulatory Matters
Our natural gas distribution operations in Delaware, Maryland and Florida and electric distribution operation in Florida are subject to regulation by the respective state PSC; Eastern Shore is subject to regulation by the FERC; and Peninsula Pipeline is subject to regulation by the Florida PSC. At June 30, 2020, we were involved in regulatory matters in each of the jurisdictions in which we operate. Our significant regulatory matters are fully described in Note 5, Rates and Other Regulatory Activities, to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
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
Long-term debt is subject to potential losses based on changes in interest rates. Our long-term debt at June 30, 2020, consists of fixed-rate Senior Notes and $8.0 million of fixed-rate secured debt. We evaluate whether to refinance existing debt or permanently refinance existing short-term borrowings based in part on the fluctuation in interest rates. The fluctuation in interest rates expose us to potential increased cost we could incur when we issue debt instruments or to provide financing and liquidity for our business activities. Occasionally, we utilize interest rate swap agreements to mitigate short-term borrowing rate risk. Additional information about our long-term debt and short-term borrowing is disclosed in Note 15, Long-Term Debt, and Note 16, Short-Term Borrowings, respectively, in the condensed consolidated financial statements.
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
The following table reflects the changes in the fair market value of financial derivatives contracts related to propane purchases and sales from December 31, 2019 to June 30, 2020:

(in thousands)	Balance at December 31, 2019	Increase (Decrease) in Fair Market Value	Less Amounts Settled	Balance at June 30, 2020
Sharp	$(1,844)	$898	$1,465	$519
Total	$(1,844)	$898	$1,465	$519
There were no changes in methods of valuations during the six months ended June 30, 2020.
The following is a summary of fair market value of financial derivatives as of June 30, 2020, by method of valuation and by maturity for each fiscal year period.

(in thousands)	2020	2021	2022	2023	2024	Total Fair Value
Price based on Mont Belvieu - Sharp	$129	$303	$88	$(1)	$—	$519
Total	$129	$303	$88	$(1)	$—	$519
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and Chief Financial Officer of Chesapeake Utilities, with the participation of other Company officials, have evaluated our “disclosure controls and procedures” (as such term is defined under Rules 13a-15(e) and 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2020. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.
Changes in Internal Control over Financial Reporting
In response to the COVID-19 pandemic and the current social distancing restrictions that have been established in our service territories, we have implemented our pandemic response plan, which includes having office staff work remotely to promote social distancing in efforts to reduce the spread of COVID-19.  During the quarter ended June 30, 2020, the implementation of our pandemic response plan did not result in a change in the design or operations of our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the year ended December 31, 2019, and Part II, "Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q, for the quarter ended March 31, 2020, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC in connection with evaluating Chesapeake Utilities, our business and the forward-looking statements contained in this Quarterly Report on Form 10-Q. Additional risks and uncertainties not known to us at present, or that we currently deem immaterial, also may affect Chesapeake Utilities. The occurrence of any of these known or unknown risks could have a material adverse impact on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
Period	Purchased	per Share	or Programs (2)	or Programs (2)
April 1, 2020 through April 30, 2020 (1)	496	$85.57	—	—
May 1, 2020 through May 31, 2020	—	—	—	—
June1, 2020 through June30, 2020	—	—	—	—
Total	496	$85.57	—	—

(1) Chesapeake Utilities purchased shares of common stock on the open market for the purpose of reinvesting the dividend on shares held in the Rabbi Trust accounts for certain directors and senior executives under the Non-Qualified Deferred Compensation Plan. The Non-Qualified Deferred Compensation Plan is discussed in detail in Item 8 under the heading “Notes to the Consolidated Financial Statements—Note 9, Employee Benefit Plans,” in our latest Annual Report on Form 10-K for the year ended December 31, 2019. During the quarter ended June 30, 2020, 496 shares were purchased through the reinvestment of dividends on deferred stock units.
(2) Except for the purposes described in Footnote (1), Chesapeake Utilities has no publicly announced plans or programs to repurchase its shares.

Item 3. Defaults upon Senior Securities
None.

Item 5. Other Information

None.

Item 6.	Exhibits

10.1*	Credit Agreement dated May 29, 2020, between Chesapeake Utilities Corporation and Citizens Bank National Association.

10.2*	Loan Agreement dated May 6, 2020, between Chesapeake Utilities Corporation and Royal Bank of Canada.

10.3*	Form of Revolving Loan Note in favor of Citizens Bank, National Association.

10.4*	Form of Revolving Credit Note in favor of Royal Bank of Canada.

31.1*	Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350.

32.2*	Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

*Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE UTILITIES CORPORATION

/S/ BETH W. COOPER
Beth W. Cooper Executive Vice President, Chief Financial Officer, and Assistant Corporate Secretary
Date: August 5, 2020

