Form 10-Q
period 2020-09-30
CHESAPEAKE UTILITIES CORP
filed 2020-11-05
CIK 19745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2020
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Common Stock, par value $0.4867 — 17,460,906 shares outstanding as of October 30, 2020.

GLOSSARY OF DEFINITIONS
ASC: Accounting Standards Codification issued by the FASB
Aspire Energy: Aspire Energy of Ohio, LLC
Aspire Energy Express: Aspire Energy Express, LLC
ASU: Accounting Standards Update issued by the FASB
ATM: At-the-market
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
Company: Chesapeake Utilities Corporation, and its direct and indirect subsidiaries, as appropriate in the context of the disclosure
COVID-19: An infectious disease caused by a newly discovered coronavirus
CNG: Compressed natural gas
Degree-Day: A degree-day is the measure of the variation in the weather based on the extent to which the average daily temperature (from 10:00 am to 10:00 am) falls above (CDD) or below (HDD) 65 degrees Fahrenheit
Delmarva Peninsula: A peninsula on the east coast of the U.S. occupied by Delaware and portions of Maryland and Virginia
DRIP: Dividend Reinvestment and Direct Stock Purchase Plan
Dt(s): Dekatherm(s), which is a natural gas unit of measurement that includes a standard measure for heating value
Dts/d: Dekatherms per day
Eastern Shore: Eastern Shore Natural Gas Company, a wholly-owned subsidiary of Chesapeake Utilities
Eight Flags: Eight Flags Energy, LLC, a subsidiary of Chesapeake OnSight Services, LLC

Elkton Gas: Elkton Gas Company, a wholly-owned subsidiary of Chesapeake Utilities

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
MetLife: MetLife Investment Advisors, an institutional debt investment management firm, with which we have previously issued Senior Notes and which is a party to the current MetLife Shelf Agreement, as amended
MGP: Manufactured gas plant, which is a site where coal was previously used to manufacture gaseous fuel for industrial, commercial and residential use
NYL: New York Life Investors LLC, an institutional debt investment management firm, with which Chesapeake Utilities entered into a Shelf Agreement and issued Shelf Notes
Peninsula Pipeline: Peninsula Pipeline Company, Inc., a wholly-owned subsidiary of Chesapeake Utilities
Peoples Gas: Peoples Gas System division of Tampa Electric Company
PESCO: Peninsula Energy Services Company, Inc., an inactive wholly-owned subsidiary of Chesapeake Utilities
Prudential: Prudential Investment Management Inc., an institutional investment management firm, with which Chesapeake Utilities entered into a previous Shelf Agreement, which has been subsequently amended, and issued Shelf Notes
PSC: Public Service Commission, which is the state agency that regulates utility rates and/or services in certain of our jurisdictions
Revolver: Our new $375 million unsecured revolving credit facility with certain lenders
Sandpiper Energy: Sandpiper Energy, Inc., a wholly-owned subsidiary of Chesapeake Utilities
SEC: U.S. Securities and Exchange Commission
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
(in thousands, except shares and per share data)
Operating Revenues
Regulated Energy	$82,762	$74,580	$259,235	$251,601
Unregulated Energy and other	18,657	18,046	91,925	96,029
Total Operating Revenues	101,419	92,626	351,160	347,630
Operating Expenses
Regulated Energy cost of sales	16,271	19,619	67,490	74,452
Unregulated Energy and other cost of sales	5,640	5,709	30,250	36,975
Operations	34,959	32,614	105,516	99,558
Maintenance	3,717	3,920	11,695	11,200
Gain from a settlement	—	—	(130)	(130)
Depreciation and amortization	18,293	11,220	42,793	33,612
Other taxes	5,133	5,187	16,028	15,318
Total Operating Expenses	84,013	78,269	273,642	270,985
Operating Income	17,406	14,357	77,518	76,645
Other income (expense), net	(40)	(351)	2,997	(731)
Interest charges	4,584	5,403	15,452	16,583
Income from Continuing Operations Before Income Taxes	12,782	8,603	65,063	59,331
Income Taxes on Continuing Operations	3,502	2,352	16,082	15,354
Income from Continuing Operations	9,280	6,251	48,981	43,977
Income (loss) from Discontinued Operations, Net of Tax	(19)	(630)	165	(1,388)
Net Income	$9,261	$5,621	$49,146	$42,589
Weighted Average Common Shares Outstanding:
Basic	16,533,748	16,403,776	16,466,106	16,396,646
Diluted	16,592,842	16,453,867	16,523,200	16,444,231
Basic Earnings Per Share of Common Stock:
Earnings from Continuing Operations	$0.56	$0.38	$2.97	$2.68
Earnings (loss) from Discontinued Operations	—	(0.04)	0.01	(0.08)
Basic Earnings Per Share of Common Stock	$0.56	$0.34	$2.98	$2.60

Diluted Earnings Per Share of Common Stock:
Earnings from Continuing Operations	$0.56	$0.38	$2.96	$2.67
Earnings (loss) from Discontinued Operations	—	(0.04)	0.01	(0.08)
Diluted Earnings Per Share of Common Stock	$0.56	$0.34	$2.97	$2.59
The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
(in thousands)
Net Income	$9,261	$5,621	$49,146	$42,589
Other Comprehensive Income (Loss), net of tax:
Employee Benefits, net of tax:
Amortization of prior service cost, net of tax of $(5), $(5), $(15) and $(15), respectively	(14)	(14)	(42)	(43)
Net gain, net of tax of $28, $10, $83 and $95, respectively	80	34	240	275
Cash Flow Hedges, net of tax:
Unrealized gain on commodity contract cash flow hedges, net of tax of $282, $152, $935 and $496, respectively	740	324	2,450	1,193
Unrealized loss (gain) on interest rate swap cash flow hedges, net of tax of $10, $0, $(4) and $0, respectively	27	—	(10)	—
Total Other Comprehensive Income, net of tax	833	344	2,638	1,425
Comprehensive Income	$10,094	$5,965	$51,784	$44,014
The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

Assets	September 30, 2020	December 31, 2019
(in thousands, except shares and per share data)
Property, Plant and Equipment
Regulated Energy	$1,564,420	$1,441,473
Unregulated Energy	278,897	265,209
Other businesses and eliminations	30,365	39,850
Total property, plant and equipment	1,873,682	1,746,532
Less: Accumulated depreciation and amortization	(358,851)	(336,876)
Plus: Construction work in progress	52,519	54,141
Net property, plant and equipment	1,567,350	1,463,797
Current Assets
Cash and cash equivalents	3,056	6,985
Trade and other receivables	53,132	50,899
Less: Allowance for credit losses	(4,130)	(1,337)
Trade receivables, net	49,002	49,562
Accrued revenue	11,545	20,846
Propane inventory, at average cost	4,099	5,824
Other inventory, at average cost	5,583	6,067
Regulatory assets	10,372	5,144
Storage gas prepayments	2,971	3,541
Income taxes receivable	15,156	20,050
Prepaid expenses	14,817	13,928
Derivative assets, at fair value	1,967	—
Other current assets	753	2,879
Total current assets	119,321	134,826
Deferred Charges and Other Assets
Goodwill	36,930	32,668
Other intangible assets, net	7,215	8,129
Investments, at fair value	9,680	9,229
Operating lease right-of-use assets	11,077	11,563
Regulatory assets	112,650	73,407
Receivables and other deferred charges	23,865	49,579
Total deferred charges and other assets	201,417	184,575
Total Assets	$1,888,088	$1,783,198

The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

Capitalization and Liabilities	September 30, 2020	December 31, 2019
(in thousands, except shares and per share data)
Capitalization
Stockholders’ equity
Preferred stock, par value $0.01 per share (authorized 2,000,000 shares), no shares issued and outstanding	$—	$—
Common stock, par value $0.4867 per share (authorized 50,000,000 shares)	8,126	7,984
Additional paid-in capital	283,836	259,253
Retained earnings	328,357	300,607
Accumulated other comprehensive loss	(3,629)	(6,267)
Deferred compensation obligation	5,634	4,543
Treasury stock	(5,634)	(4,543)
Total stockholders’ equity	616,690	561,577
Long-term debt, net of current maturities	519,971	440,168
Total capitalization	1,136,661	1,001,745
Current Liabilities
Current portion of long-term debt	15,600	45,600
Short-term borrowing	216,388	247,371
Accounts payable	46,492	54,068
Customer deposits and refunds	32,635	30,939
Accrued interest	5,231	2,554
Dividends payable	7,293	6,644
Accrued compensation	10,903	16,236
Regulatory liabilities	6,460	5,991
Derivative liabilities, at fair value	439	1,844
Other accrued liabilities	18,531	12,077
Total current liabilities	359,972	423,324
Deferred Credits and Other Liabilities
Deferred income taxes	202,649	180,656
Regulatory liabilities	142,280	127,744
Environmental liabilities	4,447	6,468
Other pension and benefit costs	27,462	30,569
Operating lease - liabilities	9,681	9,896
Deferred investment tax credits and other liabilities	4,936	2,796
Total deferred credits and other liabilities	391,455	358,129
Environmental and other commitments and contingencies (Notes 6 and 7)
Total Capitalization and Liabilities	$1,888,088	$1,783,198
The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
(in thousands)
Operating Activities
Net income	$49,146	$42,589
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,793	34,049
Depreciation and accretion included in other costs	7,062	6,380
Deferred income taxes	22,184	8,789
Gain on sale of discontinued operations	(200)	—
Realized gain on commodity contracts and sale of assets	(4,876)	(1,087)
Unrealized gain on investments/commodity contracts	(432)	(1,025)
Employee benefits and compensation	32	1,163
Share-based compensation	3,654	2,305
Changes in assets and liabilities:
Accounts receivable and accrued revenue	10,255	51,997
Propane inventory, storage gas and other inventory	2,824	7,996
Regulatory assets/liabilities, net	(2,284)	(7,160)
Prepaid expenses and other current assets	1,135	13,959
Accounts payable and other accrued liabilities	(924)	(51,550)
Income taxes (payable) receivable	(6,809)	4,200
Customer deposits and refunds	1,572	(2,992)
Accrued compensation	(5,506)	(3,747)
Other assets and liabilities, net	(3,746)	(1,927)
Net cash provided by operating activities	115,880	103,939
Investing Activities
Property, plant and equipment expenditures	(123,421)	(139,315)
Proceeds from sale of assets	4,320	327
Acquisitions, net of cash acquired	(15,629)	—
Proceeds from the sale of discontinued operations	200	—
Environmental expenditures	(2,021)	(925)
Net cash used in investing activities	(136,551)	(139,913)
Financing Activities
Common stock dividends	(20,044)	(18,235)
Issuance (repurchase) of stock under equity issuance plans, net of offering fees	19,731	(536)
Tax withholding payments related to net settled stock compensation	(977)	(692)
Change in cash overdrafts due to outstanding checks	(2,310)	(2,406)
Net repayments under line of credit agreements	(29,385)	(67,308)
Proceeds from issuance of long-term debt, net of offering fees	89,827	129,817
Repayment of long-term debt and capital lease obligation	(40,100)	(6,435)
Net cash provided by financing activities	16,742	34,205
Net Decrease in Cash and Cash Equivalents	(3,929)	(1,769)
Cash and Cash Equivalents—Beginning of Period	6,985	6,089
Cash and Cash Equivalents—End of Period	$3,056	$4,320
The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock (1)
(in thousands, except shares and per share data)	Number of Shares(2)	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation	Treasury Stock	Total
Balance at June 30, 2019	16,403,776	$7,984	$256,385	$285,762	$(5,747)	$4,694	$(4,694)	$544,384
Net income	—	—	—	5,621	—	—	—	5,621
Other comprehensive loss	—	—	—	—	344	—	—	344
Dividend declared ($0.4050 per share)	—	—	—	(6,689)	—	—	—	(6,689)
Dividend reinvestment plan	—	—	(1)	—	—	—	—	(1)
Share-based compensation and tax benefit (3)(4)	—	—	1,052	—	—	—	—	1,052
Treasury stock activities	—	—	—	—	—	(189)	189	—
Balance at September 30, 2019	16,403,776	$7,984	$257,436	$284,694	$(5,403)	$4,505	$(4,505)	$544,711

Balance at December 31, 2018	16,378,545	$7,971	$255,651	$261,530	$(6,713)	$3,854	$(3,854)	$518,439
Net income	—	—	—	42,589	—	—	—	42,589
Prior period reclassification	—	—	—	115	(115)	—	—	—
Other comprehensive income	—	—	—	—	1,425	—	—	1,425
Dividend declared ($1.1800 per share)	—	—	—	(19,540)	—	—	—	(19,540)
Dividend reinvestment plan	—	—	(3)	—	—	—	—	(3)
Share-based compensation and tax benefit (3)(4)	25,231	13	1,788	—	—	—	—	1,801
Treasury stock activities	—	—	—	—	—	651	(651)	—
Balance at September 30, 2019	16,403,776	$7,984	$257,436	$284,694	$(5,403)	$4,505	$(4,505)	$544,711

Balance at June 30, 2020	16,463,808	$8,013	$263,272	$326,454	$(4,462)	$5,659	$(5,659)	$593,277
Net income	—	—	—	9,261	—	—	—	9,261
Other comprehensive income	—	—	—	—	833	—	—	833
Dividend declared ($0.440 per share)	—	—	—	(7,358)	—	—	—	(7,358)
Equity issuances under various plans (5)	232,684	113	19,420	—	—	—	—	19,533
Share-based compensation and tax benefit (3) (4)			1,144	—	—	—	—	1,144
Treasury stock activities	—	—	—	—	—	(25)	25	—
Balance at September 30, 2020	16,696,492	$8,126	$283,836	$328,357	$(3,629)	$5,634	$(5,634)	$616,690

Balance at December 31, 2019	16,403,776	$7,984	$259,253	$300,607	$(6,267)	$4,543	$(4,543)	$561,577
Net income	—	—	—	49,146	—	—	—	49,146
Other comprehensive income	—	—	—	—	2,638	—	—	2,638
Dividend declared ($1.285 per share)	—	—	—	(21,366)	—	—	—	(21,366)
Equity issuances under various plans (5)	258,260	126	21,693	—	—	—	—	21,819
Share-based compensation and tax benefit (3) (4)	34,456	16	2,890	—	—	—	—	2,906
Treasury stock activities	—	—	—	—	—	1,091	(1,091)	—
Cumulative effect of the adoption of ASU 2016-13	—	—	—	(30)	—	—	—	(30)
Balance at September 30, 2020	16,696,492	$8,126	$283,836	$328,357	$(3,629)	$5,634	$(5,634)	$616,690

(1)2,000,000 shares of preferred stock at $0.01 par value have been authorized. No shares have been issued or are outstanding; accordingly, no information has been included in the statements of stockholders’ equity.
(2)Includes 104,119 shares at September 30, 2020, 95,329 shares at December 31, 2019, 94,923 shares at September 30, 2019 and 97,053 shares at December 31, 2018, respectively, held in a Rabbi Trust related to our Non-Qualified Deferred Compensation Plan.
(3)Includes amounts for shares issued for directors’ compensation.
(4)The shares issued under the SICP are net of shares withheld for employee taxes. For the nine months ended September 30, 2020 and 2019, we withheld 10,319 and 7,635 shares, respectively, for employee taxes.
(5)Includes the Retirement Savings Plan, DRIP and ATM equity issuances.

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
On March 13, 2020, the CDC declared a national emergency due to the rapidly growing outbreak of COVID-19. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These restrictions have continued to significantly impact economic conditions in the United States. We are considered an “essential business,” which allows us to continue our operational activities and construction projects while the social distancing restrictions remain in place. In response to the COVID-19 pandemic and related restrictions, we implemented our pandemic response plan, which includes having all employees who can work remotely do so in order to promote social distancing and providing personal protective equipment to field employees to reduce the spread of COVID-19. Impacts from the restrictions imposed in our service territories and the implementation of our pandemic response plan, included reduced consumption of energy largely in the commercial and industrial sectors, higher bad debt expenses and incremental expenses associated with COVID-19, including personal protective equipment and premium pay for field personnel. The additional operating expenses we incurred support the ongoing delivery of our essential services during these unprecedented times. As the COVID-19 pandemic is still ongoing, we are continuing to assess recoverability and to date, have not established regulatory assets associated with the incremental net expense impacts, as currently authorized by the Delaware, Maryland and Florida PSCs. We are committed to communicating timely updates and will continue to monitor developments affecting our employees, customers, suppliers, and stockholders and take additional precautions as warranted to operate safely and to comply with the CDC, Occupational Safety and Health Administration, state and local requirements in order to protect our employees, customers and the communities we serve, and update and communicate the ongoing financial impact on our results once determined. Refer to Note 5, Rates and Other Regulatory Activities, for further information on the potential deferral of incremental expenses associated with COVID-19.

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
When determining estimated credit losses, we analyzed the balance of our trade receivables based on the underlying service line they pertain to. This resulted in an examination of trade receivables from our energy distribution, energy transmission, energy delivery services and propane operations service lines. Our energy distribution service line consists of all our regulated distribution utility operations on the Delmarva Peninsula and throughout Florida. These business units have the ability to recover their costs through the rate making process, which can include consideration for amounts historically written off as a component of their rate base. Therefore, they possess a mechanism to recover credit losses which we believe reduces their exposure to credit risk. Our energy transmission and energy delivery services business units consist of our natural gas pipelines and our mobile compressed natural gas ("CNG") delivery operations. The majority of the customer base these business units serve are regulated distribution utilities who also have the ability to recover their costs. We believe this cost recovery mechanism significantly reduces the amount of credit risk they present. Our propane operations are unregulated and do not have the same ability to recover their costs as our regulated operations. However, historically our propane operations have not had material write offs relative to the amounts of revenues earned.
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
During the first quarter of 2020, COVID-19 began to rapidly spread within the United States. Federal, state and local governments throughout the country imposed restrictions to promote social distancing to slow the spread of the virus, which has also had the effect of limiting commercial activity. These measures have resulted in significant job losses and a slowing of economic activity across the United States and in the areas that we serve. We have been identified as an “essential business,” which allowed us to continue operational activity and construction projects with social distancing restrictions in place. We have considered the impact of COVID-19 for the nine months ended September 30, 2020, monitored developments that impact our customers’ ability to pay and have revised our estimates of expected credit losses.
Our prior estimates for expected credit losses had not included an evaluation of current conditions or forward-looking economic indicators as we were not required to consider those factors under the previous incurred loss accounting guidance. The below table provides a reconciliation of our allowance for credit losses at September 30, 2020:

(in thousands)
Balance at December 31, 2019	$1,337
Additions:
Provision for credit losses	2,810
Recoveries	577
Deductions:
Write offs	(594)
Balance at September 30, 2020	$4,130
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

2.    Calculation of Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
(in thousands, except shares and per share data)
Calculation of Basic Earnings Per Share:
Income from Continuing Operations	$9,280	$6,251	$48,981	$43,977
Income (Loss) from Discontinued Operations	(19)	(630)	165	(1,388)
Net Income	$9,261	$5,621	$49,146	$42,589

Weighted average shares outstanding	16,533,748	16,403,776	16,466,106	16,396,646
Basic Earnings Per Share from Continuing Operations	$0.56	$0.38	$2.97	$2.68
Basic Earnings (Loss) Per Share from Discontinued Operations	—	(0.04)	0.01	(0.08)
Basic Earnings Per Share	$0.56	$0.34	$2.98	$2.60

Calculation of Diluted Earnings Per Share:
Reconciliation of Denominator:
Weighted shares outstanding—Basic	16,533,748	16,403,776	16,466,106	16,396,646
Effect of dilutive securities—Share-based compensation	59,094	50,091	57,094	47,585
Adjusted denominator—Diluted	16,592,842	16,453,867	16,523,200	16,444,231
Diluted Earnings Per Share from Continuing Operations	$0.56	$0.38	$2.96	$2.67
Diluted Earnings (Loss) Per Share from Discontinued Operations	—	(0.04)	0.01	(0.08)
Diluted Earnings Per Share	$0.56	$0.34	$2.97	$2.59

3.     Acquisitions and Divestitures

Acquisition of Western Natural Gas Company
In October 2020, Sharp acquired certain propane operating assets of Western Natural Gas Company, which provides propane distribution service throughout Jacksonville, Florida and the surrounding communities, for approximately $6.7 million, net of cash acquired. The acquisition will be accounted for as a business combination within our Unregulated Energy Segment beginning in the fourth quarter of 2020. There are multiple strategic benefits to this acquisition including it: (i) expands our propane territory serviced in Florida; (ii) includes an established customer base with opportunities for future growth; and (iii) provides opportunities to market additional services and pricing programs to these customers.

Acquisition of Elkton Gas
In July 2020, we closed on the acquisition of Elkton Gas, which provides natural gas distribution service to approximately 7,000 residential and commercial customers within a franchised area of Cecil County, Maryland for approximately, $15.6 million, net of cash acquired. Additionally, the purchase price included $0.6 million of working capital. Elkton Gas’ territory is contiguous to our franchised service territory in Cecil County, Maryland. Elkton Gas continues to operate out of its existing office with the same local personnel who are now also serving our existing franchised service territory in Cecil County.
In connection with this acquisition, we recorded $15.9 million in property, plant and equipment, $0.6 million in accounts receivable, $2.6 million in other liabilities, $2.6 million in regulatory liabilities and $4.3 million in goodwill, all of which is deductible for income tax purposes. All of the assets and liabilities are recorded in the Regulated Energy segment. The amounts recorded in conjunction with the acquisition are preliminary, and subject to adjustment based on contractual provisions. The purchase price allocation will be finalized in the third quarter of 2021. For the three and nine months ended September 30, 2020, Elkton Gas generated operating revenue of $0.6 million and an operating loss of less than $0.1 million, respectively. The immaterial operating loss is reflective of less than a full quarter of results; in addition, the third quarter is typically the warmest quarter of the year.
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
In connection with this acquisition, we recorded $8.3 million in property, plant and equipment, $5.1 million in intangible assets associated with customer relationships and non-compete agreements and $11.2 million in goodwill, all of which is deductible for income tax purposes. The amounts recorded in conjunction with the acquisition are preliminary, and subject to adjustment based on contractual provisions and will be finalized in the fourth quarter of 2020. For the three months ended September 30, 2020, Boulden generated operating revenue of $0.4 million and an operating loss of $0.2 million, respectively. For the nine months ended September 30, 2020, Boulden generated operating revenue and income of $4.1 million and $1.2 million, respectively. The third quarter is typically the warmest quarter of the year, with the smallest amount of gallons being delivered during that quarter.
    Divestiture of PESCO
During the fourth quarter of 2019, we sold PESCO's assets and contracts in four separate transactions and exited the natural gas marketing business. As a result of the sales agreements, we began to report PESCO as discontinued operations during the third quarter of 2019, excluded PESCO's performance from continuing operations for all periods presented and classified its assets and liabilities as held for sale where applicable. We received a total of $23.1 million in cash consideration from the buyers, inclusive of working capital of $8.0 million and recognized total pre-tax gain of $7.5 million ($5.4 million after tax) in connection with these transactions of which, $7.3 million of this gain was recognized in the fourth quarter of 2019.
Operating revenues and costs of sales from the previous reporting periods, which were previously eliminated in consolidation, have been grossed up and are now reflected as a component of operating revenues and costs of sales for the three and nine months ended September 30, 2019. We recast these amounts because, upon completion of the sales transactions, we continued to provide and receive services from the buyers through the remainder of the contractual terms.

A summary of discontinued operations presented in the condensed consolidated statements of income includes the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019 (1)	2020	2019 (1)
Operating revenues(1)	$3	$34,271	$26	$152,573
Cost of sales(1)	(40)	33,763	(39)	149,464
Other operating expenses	75	1,360	272	4,819
Operating loss	(32)	(852)	(207)	(1,710)
Interest and other expense	6	(74)	(23)	(242)
Loss from Discontinued Operations before income taxes	(26)	(926)	(230)	(1,952)
Gain on sale of Discontinued Operations	—	—	200	—
Income tax benefit	(7)	(296)	(195)	(564)
Gain (Loss) from Discontinued Operations, Net of Tax	$(19)	$(630)	$165	$(1,388)

(1) Included in operating revenues and cost of sales for the three and nine months ended September 30, 2019, is $4.3 million and $19.1 million, respectively, representing amounts which had been previously eliminated in consolidation related to intercompany activity that continued with the buyers after the disposition of the assets of PESCO.

Since the disposition of the assets and contracts of PESCO was completed in the fourth quarter of 2019, there were no assets or liabilities classified as held for sale at September 30, 2020 and December 31, 2019.
We have elected not to separately disclose discontinued operations on the condensed consolidated statements of cash flows. The following table summarizes significant statements of cash flows data related to the discontinued operations of PESCO:

Nine Months Ended September 30, 2019
In thousands
Depreciation and amortization	$437
Deferred income taxes	$513
Realized gain on commodity contracts	$(623)

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

4.     Revenue Recognition
We recognize revenue when our performance obligations under contracts with customers have been satisfied, which generally occurs when our businesses have delivered or transported natural gas, electricity or propane to customers. We exclude sales taxes and other similar taxes from the transaction price. Typically, our customers pay for the goods and/or services we provide in the month following the satisfaction of our performance obligation. The revenues in the following tables exclude operating revenues from PESCO that are reflected as discontinued operations. The following table displays our revenue from continuing operations by major source based on product and service type for the three months ended September 30, 2020 and 2019:

	Three months ended September 30, 2020				Three Months Ended September 30, 2019
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Energy distribution
Delaware natural gas division	$7,243	$—	$—	$7,243	$6,953	$—	$—	$6,953
Florida natural gas division	7,309	—	—	7,309	6,710	—	—	6,710
FPU electric distribution	29,051	—	—	29,051	24,174	—	—	24,174
FPU natural gas distribution	19,935	—	—	19,935	17,908	—	—	17,908
Maryland natural gas division	2,824	—	—	2,824	2,634	—	—	2,634
Sandpiper natural gas/propane operations	3,290	—	—	3,290	3,673	—	—	3,673
Elkton Gas	623	—	—	623	—	—	—	—
Total energy distribution	70,275	—	—	70,275	62,052	—	—	62,052

Energy transmission
Aspire Energy	—	3,449	—	3,449	—	4,247	—	4,247
Eastern Shore	18,389	—	—	18,389	17,573	—	—	17,573
Peninsula Pipeline	6,433	—	—	6,433	4,442	—	—	4,442
Total energy transmission	24,822	3,449	—	28,271	22,015	4,247	—	26,262

Energy generation
Eight Flags	—	3,882	—	3,882	—	4,027	—	4,027

Propane operations
Propane delivery operations	—	13,710	—	13,710	—	14,200	—	14,200

Energy delivery services
Marlin Gas Services	—	1,708	—	1,708	—	1,059	—	1,059

Other and eliminations
Eliminations	(12,335)	(35)	(4,188)	(16,558)	(9,487)	(1,253)	(4,367)	(15,107)
Other	—	—	131	131	—	—	133	133
Total other and eliminations	(12,335)	(35)	(4,057)	(16,427)	(9,487)	(1,253)	(4,234)	(14,974)

Total operating revenues (1)	$82,762	$22,714	$(4,057)	$101,419	$74,580	$22,280	$(4,234)	$92,626
(1) Total operating revenues for the three months ended September 30, 2020, include other revenue (revenues from sources other than contracts with customers) of $0.2 million and $0.05 million for our Regulated and Unregulated Energy segments, respectively, and $0.1 million and $0.1 million for our Regulated and Unregulated Energy segments, respectively, for the three months ended September 30, 2019. The sources of other revenues include revenue from alternative revenue programs related to revenue normalization for the Maryland division and Sandpiper and late fees.

The following table displays our revenue from continuing operations by major source based on product and service type for the nine months ended September 30, 2020 and 2019:

	Nine months ended September 30, 2020				Nine months ended September 30, 2019
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Energy distribution
Delaware natural gas division	$45,568	$—	$—	$45,568	$42,758	$—	$—	$42,758
Florida natural gas division	23,018	—	—	23,018	21,625	—	—	21,625
FPU electric distribution	58,972	—	—	58,972	59,016	—	—	59,016
FPU natural gas distribution	64,877	—	—	64,877	60,357	—	—	60,357
Maryland natural gas division	15,941	—	—	15,941	15,867	—	—	15,867
Sandpiper natural gas/propane operations	12,440	—	—	12,440	14,237	—	—	14,237
Elkton Gas	623	—	—	623	—	—	—	—
Total energy distribution	221,439	—	—	221,439	213,860	—	—	213,860

Energy transmission
Aspire Energy	—	17,784	—	17,784	—	23,139	—	23,139
Eastern Shore	55,944	—	—	55,944	54,368	—	—	54,368
Peninsula Pipeline	16,618	—	—	16,618	11,573	—	—	11,573
Total energy transmission	72,562	17,784	—	90,346	65,941	23,139	—	89,080

Energy generation
Eight Flags	—	11,898	—	11,898	—	12,405	—	12,405

Propane operations
Propane delivery operations	—	69,593	—	69,593	—	78,217	—	78,217

Energy delivery services
Marlin Gas Services	—	5,266	—	5,266	—	4,601	—	4,601

Other and eliminations
Eliminations	(34,766)	(75)	(12,937)	(47,778)	(28,200)	(9,377)	(13,351)	(50,928)
Other	—	—	396	396	—	—	395	395
Total other and eliminations	(34,766)	(75)	(12,541)	(47,382)	(28,200)	(9,377)	(12,956)	(50,533)

Total operating revenues (1)	$259,235	$104,466	$(12,541)	$351,160	$251,601	$108,985	$(12,956)	$347,630
(1) Total operating revenues for the nine months ended September 30, 2020, include other revenue (revenues from sources other than contracts with customers) of $1.0 million and $0.2 million for our Regulated and Unregulated Energy segments, respectively, and $(0.1) million and $0.3 million for our Regulated and Unregulated Energy segments, respectively, for the nine months ended September 30, 2019. The sources of other revenues include revenue from alternative revenue programs related to revenue normalization for the Maryland division and Sandpiper and late fees.

Contract balances
The timing of revenue recognition, customer billings and cash collections results in trade receivables, unbilled receivables (contract assets), and customer advances (contract liabilities) in our condensed consolidated balance sheets. The balances of our trade receivables, contract assets, and contract liabilities as of September 30, 2020 and December 31, 2019 were as follows:

	Trade Receivables	Contract Assets (Current)	Contract Assets (Non-current)	Contract Liabilities (Current)
(in thousands)
Balance at 12/31/2019	$47,430	$18	$3,465	$589
Balance at 9/30/2020	37,190	18	4,537	971
Increase (decrease)	$(10,240)	$—	$1,072	$382
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

At times, we receive advances or deposits from our customers before we satisfy our performance obligation, resulting in contract liabilities. Contract liabilities are included in other accrued liabilities in the condensed consolidated balance sheets and relate to non-refundable prepaid fixed fees for our Mid-Atlantic propane delivery operation's retail offerings. Our performance obligation is satisfied over the term of the respective retail offering plan on a ratable basis. For each of the three months ended September 30, 2020 and 2019, we recognized revenue of $0.2 million. For the nine months ended September 30, 2020 and 2019, we recognized revenue of $0.8 million and $0.7 million, respectively.

Remaining performance obligations
Our businesses have long-term fixed fee contracts with customers in which revenues are recognized when performance obligations are satisfied over the contract term. Revenue for these businesses for the remaining performance obligations, at September 30, 2020, are expected to be recognized as follows:

(in thousands)	2020	2021	2022	2023	2024	2025	2026 and thereafter
Eastern Shore and Peninsula Pipeline	$9,115	$34,541	$27,047	$21,664	$19,587	$18,736	$174,774
Natural gas distribution operations	970	4,351	5,394	4,937	4,705	4,172	32,996
FPU electric distribution	141	566	566	566	566	275	825
Total revenue contracts with remaining performance obligations	$10,226	$39,458	$33,007	$27,167	$24,858	$23,183	$208,595

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

Delaware

CGS: In August 2019, we filed with the Delaware PSC an application seeking an order that will establish the regulatory accounting treatment and valuation methodology for the acquisition of propane CGS owned by our affiliate, Sharp and the conversion of the CGS to natural gas service. We proposed to acquire each CGS one at a time and to pay replacement cost for each CGS system. In addition, we requested authorization to pay for and capitalize the CGS residents’ behind-the-meter conversion costs. Our existing natural gas customers will be protected against subsidizing the acquisitions and conversions of the CGS systems because we will complete only those systems that meet our economic test. The application was reviewed by the Delaware PSC, who approved and issued a final order in June 2020.
Maryland

Approval of the Elkton Gas Acquisition: In December 2019, we entered into an agreement with SJI to acquire its subsidiary, Elkton Gas, which provides natural gas distribution service to approximately 7,000 residential and commercial customers within a franchised area of Cecil County, Maryland. Elkton Gas territory is contiguous to our franchised service territory in Cecil County, Maryland. On June 29, 2020, the Maryland PSC issued a final order approving the settlement agreement, therefore, enabling the transaction to move forward. In July 2020, the transaction closed and we acquired Elkton Gas as our wholly-owned subsidiary.

Application for Authority to Exercise a Franchise: In March 2020, we filed with the Maryland PSC an application seeking approval to exercise a franchise granted to us by the Board of County Commissioners of Somerset County, Maryland in December 2019. The application was approved in June 2020.
Florida
Hurricane Michael: In October 2018, Hurricane Michael passed through FPU's electric distribution operation's service territory in Northwest Florida and caused widespread and severe damage to FPU's infrastructure resulting in the loss of electric service to 100 percent of its customers in the Northwest Florida service territory. FPU, after exerting extraordinary hurricane restoration efforts, restored service to those customers who were able to accept it. FPU expended more than $65.0 million to restore service, which was recorded as new plant and equipment, charged against FPU’s accumulated depreciation or charged against FPU’s storm reserve. Additionally, amounts undergoing review by the Florida PSC for regulatory asset treatment were recorded as receivables and other deferred charges.
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
In late 2019, the Florida PSC approved an interim rate increase, subject to refund, effective January 1, 2020, associated with the restoration effort following Hurricane Michael. We fully reserved these interim rates, pending a final resolution and settlement of the limited proceeding. In September 2020, the Florida PSC approved a settlement agreement between FPU and the Office of the Public Counsel regarding final cost recovery and rates associated with Hurricane Michael. The settlement agreement allowed us to: (a) record regulatory assets for storm costs in the amount of $45.8 million including interest which will be amortized over six years; (b) recover these storm costs through a surcharge for a total of $7.7 million annually; and (c) collect an annual increase in revenue of $3.3 million to recover capital costs associated with new plant and a regulatory asset for cost of removal and undepreciated plant. The new base rates and storm surcharge were effective on November 1, 2020.
Electric Depreciation Study: In September 2019, FPU filed a petition, with the Florida PSC, for approval of its consolidated electric depreciation rates. The petition was joined to the Hurricane Michael docket, and was approved at the Florida PSC Agenda in September 2020. The approved rates were retroactively applied effective January 1, 2020.
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
Callahan Pipeline, Nassau County: In the second quarter of 2020, Peninsula Pipeline and Seacoast Gas Transmission completed construction of a jointly owned 26-mile, 16-inch steel pipeline that interconnects to the Cypress Pipeline interstate system in western Nassau County in order to serve growing demand in both Nassau and Duval counties, Florida. The Callahan pipeline terminates into the existing Peninsula Pipeline-Peoples Gas jointly owned pipeline, which serves Amelia Island and the Peoples Gas distribution system. The Callahan Pipeline has enhanced FPU’s ability to expand service into Nassau County and has enabled Peoples Gas to enhance its system pressure and the reliability of its service in Duval County.
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

Ohio
Aspire Energy Express: In October 2020, the Public Utilities Commission of Ohio approved the request by Aspire Energy Express for authority to operate as an intrastate pipeline company in Ohio and also approved the submitted tariff. Aspire Energy Express will utilize the pipeline to provide natural gas transportation service in Ohio, including delivery to the Guernsey Power Station and other potential customers elsewhere in Ohio. Aspire Energy Express has entered into agreements with the Guernsey Power Station to construct the pipeline and provide natural gas transportation service to the facility pending approval of the application. Aspire Energy Express intends to own and operate the proposed intrastate pipeline facilities that will interconnect with the Rockies Express Pipeline and other potential points of receipt. The pipeline facilities that will be initially constructed are near the Guernsey Power Station. Aspire Energy Express will be subject to ongoing jurisdiction and supervision of the Public Utilities Commission of Ohio with respect to the gas pipeline safety standards and requirements.

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

In May 2020, the Delaware PSC issued an order that authorized Delaware utilities to establish a regulatory asset to record COVID-19 related incremental costs incurred to ensure customers have essential utility services, for the period beginning on March 24, 2020 and ending 30 days after the state of emergency ends. The creation of the regulatory asset for COVID-19 related costs offers utilities the ability to seek recovery of those costs.

In October 2020, the Florida PSC approved a joint petition of our natural gas and electric distribution utilities in Florida to establish regulatory asset to record incremental expenses incurred due to COVID-19. This regulatory asset will allow us to seek recovery of these costs in our next base rate proceeding.

As the COVID-19 pandemic is still ongoing, to date we have not established regulatory assets associated with the incremental expense impacts, as currently authorized by the Delaware, Maryland and Florida PSCs.

    Summary TCJA Table
The following table summarizes the TCJA impact on our regulated businesses:

	Regulatory Liabilities related to Accumulated Deferred Income Taxes ("ADIT")
Operation and Regulatory Jurisdiction	Amount (in thousands)	Status	Status of Customer Rate impact related to lower federal corporate income tax rate
Eastern Shore (FERC)	$34,190	Will be addressed in Eastern Shore's next rate case filing.	Implemented one-time bill credit (totaling $0.9 million) in April 2018. Customer rates were adjusted in April 2018.
Delaware Division (Delaware PSC)	$12,758	PSC approved amortization of ADIT in January 2019.	Implemented one-time bill credit (totaling $1.5 million) in April 2019. Customer rates were adjusted in March 2019.
Maryland Division (Maryland PSC)	$4,000	PSC approved amortization of ADIT in May 2018.	Implemented one-time bill credit (totaling $0.4 million) in July 2018. Customer rates were adjusted in May 2018.
Sandpiper Energy (Maryland PSC)	$3,726	PSC approved amortization of ADIT in May 2018.	Implemented one-time bill credit (totaling $0.6 million) in July 2018. Customer rates were adjusted in May 2018.
Chesapeake Florida Gas Division/Central Florida Gas (Florida PSC)	$8,214	PSC issued order authorizing amortization and retention of net ADIT liability by the Company in February 2019.	Florida PSC's final order was issued in February 2019. Excluding GRIP, tax savings arising from the TCJA rate reduction will be retained by the Company.

GRIP: Tax savings for 2018 will be refunded to customers in 2020 through the annual GRIP cost recovery mechanism. Future customer GRIP surcharges will be adjusted to reflect tax savings associated with TCJA.

FPU Natural Gas (excludes Fort Meade and Indiantown) (Florida PSC)	$19,192	Same treatment on a net basis as Chesapeake Florida Gas Division (above).	Same treatment on a net basis as Chesapeake Florida Gas Division (above).
FPU Fort Meade and Indiantown Divisions	$309	Same treatment on a net basis as Chesapeake Florida Gas Division (above).	Tax rate reduction: The impact was immaterial for the divisions. GRIP (Applicable to Fort Meade division only): Same treatment as Chesapeake Florida Gas Division (above).
FPU Electric (Florida PSC)	$6,758	In January 2019, PSC issued order approving amortization of ADIT through purchased power cost recovery, storm reserve and rates.	TCJA benefit is provided to customers through a combination of reductions to the fuel cost recovery rate, base rates, as well as application to the storm reserve over the next several years.
Elkton Gas (Maryland PSC)	$1,124	PSC approved amortization of ADIT in March 2018.	Implemented one-time bill credit (totaling less than $0.1 million) in May 2020. Customer rates were adjusted in April 2020.
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

As of September 30, 2020 and December 31, 2019, we had approximately $6.2 million and $8.0 million, respectively, in environmental liabilities related to FPU’s MGP sites in Key West, Pensacola, Sanford and West Palm Beach. FPU has approval to recover, from insurance and through customer rates, up to $14.0 million of its environmental costs related to its MGP sites. As of September 30, 2020 and December 31, 2019, we had recovered approximately $12.3 million and $11.9 million, respectively, leaving approximately $1.7 million and $2.1 million, respectively, in regulatory assets for future recovery of environmental costs from FPU’s customers.
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
The following is a summary of our remediation status and estimated costs to implement clean-up of our key MGP sites:

MGP Site (Jurisdiction)	Status	Estimated Clean Up Costs
West Palm Beach (Florida)	Remedial actions approved by the Florida Department of Environmental Protection have been implemented on the east parcel of the site. Similar remedial actions have been initiated on the site's west parcel, and construction of active remedial systems are expected be completed in 2021.	Between $3.3 million to $14.2 million, including costs associated with the relocation of FPU’s operations at this site, and any potential costs associated with future redevelopment of the properties.
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

7.     Other Commitments and Contingencies
Natural Gas and Electric
In March 2020, our Delmarva Peninsula natural gas distribution operations entered into asset management agreements with a third party to manage their natural gas transportation and storage capacity. The agreements were effective as of April 1, 2020 and expire on March 31, 2023. Previously, our Delmarva Peninsula natural gas distribution operations had asset management agreements with PESCO to manage their natural gas transportation and storage capacity. See Note 3, Acquisitions and Divestitures, for additional details regarding the sale of PESCO's assets and contracts.
In May 2019, FPU natural gas distribution operations and Eight Flags entered into separate asset management agreements with Emera Energy Services, Inc. to manage their natural gas transportation capacity. The parties also entered into long-term agreements for a 10-year term that commenced in July 2020.
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
FPU’s electric supply contracts require FPU to maintain an acceptable standard of creditworthiness based on specific financial ratios. FPU’s agreement with Florida Power & Light Company requires FPU to meet or exceed a debt service coverage ratio of 1.25 times based on the results of the prior 12 months. If FPU fails to meet this ratio, it must provide an irrevocable letter of credit or pay all amounts outstanding under the agreement within five business days. FPU’s electric supply agreement with Gulf Power requires FPU to meet the following ratios based on the average of the prior six quarters: (a) funds from operations interest coverage ratio (minimum of two times), and (b) total debt to total capital (maximum of 65 percent). If FPU fails to meet the requirements, it has to provide the supplier a written explanation of actions taken, or proposed to be taken, to become compliant. Failure to comply with the ratios specified in the Gulf Power agreement could also result in FPU having to provide an irrevocable letter of credit. As of September 30, 2020, FPU was in compliance with all of the requirements of its fuel supply contracts.
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

Corporate Guarantees
The Board of Directors has authorized us to issue corporate guarantees securing obligations of our subsidiaries and to obtain letters of credit securing our subsidiaries' obligations. The maximum authorized liability under such guarantees and letters of credit as of September 30, 2020 was $20.0 million. The aggregate amount guaranteed at September 30, 2020 was approximately $7.9 million with the guarantees expiring on various dates through September 24, 2021. The amounts related to PESCO were immaterial and were fully terminated in October 2020. See Note 3, Acquisitions and Divestitures, for additional details on the sale of assets and contracts for PESCO.
Chesapeake Utilities also guarantees the payment of FPU’s first mortgage bonds. The maximum exposure under this guarantee is the outstanding principal plus accrued interest balances. The outstanding principal balances of FPU’s first mortgage bonds approximate their carrying values. See Note 15, Long-Term Debt, for further details.
As of September 30, 2020, we have issued letters of credit totaling approximately $4.8 million related to the electric transmission services for FPU's electric division, the firm transportation service agreement between TETLP and our Delaware and Maryland divisions and our current and previous primary insurance carriers. These letters of credit have various expiration dates through October 5, 2021. There have been no drawings on these letters of credit as of September 30, 2020. We do not anticipate that the counterparties will draw upon these letters of credit, and we expect that they will be renewed to the extent necessary in the future. At September 30, 2020, letters of credit associated with PESCO were fully terminated.

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
Our operations are entirely domestic and are comprised of two reportable segments:
•Regulated Energy. Includes energy distribution and transmission services (natural gas distribution, natural gas transmission and electric distribution operations). All operations in this segment are regulated, as to their rates and services, by the PSC having jurisdiction in each operating territory or by the FERC in the case of Eastern Shore.
•Unregulated Energy. Includes energy transmission, energy generation (the operations of our Eight Flags' CHP plant), propane operations, and the new mobile compressed natural gas distribution and pipeline solutions subsidiary. Also included in this segment are other unregulated energy services, such as energy-related merchandise sales and heating, ventilation and air conditioning, plumbing and electrical services. These operations are unregulated as to their rates and services. Effective in the third quarter of 2019, the natural gas marketing and related services subsidiary (PESCO), previously reported in the Unregulated Energy segment, was reflected in discontinued operations. See Note 3, Acquisitions and Divestitures for additional details of the sale of PESCO.
The remainder of our operations are presented as “Other businesses and eliminations,” which consists of unregulated subsidiaries that own real estate leased to Chesapeake Utilities, as well as certain corporate costs not allocated to other operations. The following table presents financial information about our reportable segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
(in thousands)
Operating Revenues, Unaffiliated Customers
Regulated Energy	$82,297	$74,027	$257,810	$249,978
Unregulated Energy	19,122	18,599	93,350	97,652
Total operating revenues, unaffiliated customers	$101,419	$92,626	$351,160	$347,630
Intersegment Revenues (1)
Regulated Energy	$465	$553	$1,425	$1,623
Unregulated Energy	3,592	3,681	11,116	11,333
Other businesses	131	133	396	395
Total intersegment revenues	$4,188	$4,367	$12,937	$13,351
Operating Income
Regulated Energy	$20,482	$17,540	$66,376	$65,310
Unregulated Energy	(3,092)	(3,169)	11,050	11,317
Other businesses and eliminations	16	(14)	92	18
Operating income	17,406	14,357	77,518	76,645
Other income (expense), net	(40)	(351)	2,997	(731)
Interest charges	4,584	5,403	15,452	16,583
Income from Continuing Operations before Income Taxes	12,782	8,603	65,063	59,331
Income Taxes on Continuing Operations	3,502	2,352	16,082	15,354
Income from Continuing Operations	9,280	6,251	48,981	43,977
Income (loss) from Discontinued Operations, Net of Tax	(19)	(630)	165	(1,388)
Net Income	$9,261	$5,621	$49,146	$42,589

(1) All significant intersegment revenues are billed at market rates and have been eliminated from consolidated operating revenues.

(in thousands)	September 30, 2020	December 31, 2019
Identifiable Assets
Regulated Energy segment	$1,530,689	$1,434,066
Unregulated Energy segment	305,536	296,810
Other businesses and eliminations	51,863	52,322
Total identifiable assets	$1,888,088	$1,783,198

9.    Stockholders' Equity
Common Stock Issuances

On June 30, 2020, we filed a shelf registration statement with the SEC to facilitate the issuance of our common stock from time to time. On August 17, 2020, we filed a prospectus supplement under the shelf registration statement for an ATM equity program under which we may issue and sell shares of our common stock up to an aggregate offering price of $75.0 million. In September 2020, we issued 0.1 million shares of common stock at price per share of $83.21 and received net proceeds of approximately $10.2 million, after deducting commissions and other fees of $0.4 million. In October 2020, we issued an additional 0.6 million shares at price per share of $82.88 and received approximately $50.8 million in net proceeds, after deducting commissions and other fees of $1.1 million.

We maintain an effective shelf registration statement with the SEC for the issuance of shares under our DRIP. Depending on our capital needs and subject to market conditions, in addition to other possible debt and equity offerings, we may consider issuing additional shares under the direct stock purchase component of the DRIP. In the third quarter of 2020, we issued 0.1 million shares at price per share of $84.90 and received net proceeds of $9.0 million under the DRIP. In October 2020, we issued an additional 0.1 million shares at price per share of $86.99 and received approximately $13.0 million in net proceeds.

We intend to use the net proceeds from the ATM equity program and the DRIP, after deducting the commissions or other fees and related offering expenses payable by us, for general corporate purposes, including, but not limited to, financing of capital expenditures, repayment of short-term debt, financing acquisitions, investing in subsidiaries, and general working capital purposes.

Accumulated Other Comprehensive Loss
Defined benefit pension and postretirement plan items, unrealized gains (losses) of our propane swap agreements and natural gas swaps and futures contracts, designated as commodity contracts cash flow hedges, and the unrealized gains (losses) of our interest rate swap agreements designated as cash flow hedges are the components of our accumulated other comprehensive loss. The following tables present the changes in the balance of accumulated other comprehensive (loss)/income as of September 30, 2020 and 2019. All amounts except the stranded tax reclassification are presented net of tax.

	Defined Benefit	Commodity	Interest Rate
	Pension and	Contracts	Swap
	Postretirement	Cash Flow	Cash Flow
	Plan Items	Hedges	Hedges	Total
(in thousands)
As of December 31, 2019	$(4,933)	$(1,334)	$—	$(6,267)
Other comprehensive income before reclassifications	—	3,594	23	3,617
Amounts reclassified from accumulated other comprehensive income (loss)	198	(1,144)	(33)	(979)
Net current-period other comprehensive income	198	2,450	(10)	2,638
As of September 30, 2020	$(4,735)	$1,116	$(10)	$(3,629)

(in thousands)
As of December 31, 2018	$(5,928)	$(785)	$—	$(6,713)
Other comprehensive income (loss) before reclassifications	(80)	1,780	—	1,700
Amounts reclassified from accumulated other comprehensive income/(loss)	312	(587)	—	(275)
Net prior-period other comprehensive income	232	1,193	—	1,425
Prior-year reclassification	—	(115)	—	(115)
As of September 30, 2019	$(5,696)	$293	$—	$(5,403)

The following table presents amounts reclassified out of accumulated other comprehensive loss for the three and nine months ended September 30, 2020 and 2019. Deferred gains or losses for our commodity contracts and interest rate swap cash flow hedges are recognized in earnings upon settlement.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
(in thousands)
Amortization of defined benefit pension and postretirement plan items:
Prior service credit (1)	$19	$19	$57	$58
Net loss(1)	(108)	(44)	(323)	(370)
Total before income taxes	(89)	(25)	(266)	(312)
Income tax benefit	23	5	68	80
Net of tax	(66)	(20)	(198)	(232)
Gains and losses on commodity contracts cash flow hedges:
Propane swap agreements (2)	116	290	1,581	1,148
Natural gas swaps (2)(3)	—	(4)	—	7
Natural gas futures (2)(3)	—	348	—	(350)
Total before income taxes	116	634	1,581	805
Income tax expense	(32)	(179)	(437)	(218)
Net of tax	84	455	1,144	587
Gains on interest rate swap cash flow hedges:
Interest rate swap agreements	34	—	45	—
Total before income taxes	34	—	45	—
Income tax expense	(9)	—	(12)	—
Net of tax	25	—	33	—
Total reclassifications for the period	$43	$435	$979	$355
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

Amortization of defined benefit pension and postretirement plan items is included in other expense, net gains and losses on propane swap agreements, natural gas swaps, and natural gas futures contracts are included in cost of sales, the realized gain or loss on interest rate swap agreements is recognized as a component of interest charges in the accompanying condensed consolidated statements of income. The income tax benefit is included in income tax expense in the accompanying condensed consolidated statements of income.

10.    Employee Benefit Plans
Net periodic benefit costs for our pension and post-retirement benefits plans for the three and nine months ended September 30, 2020 and 2019 are set forth in the following tables:

	Chesapeake Pension Plan		FPU Pension Plan		Chesapeake SERP		Chesapeake Postretirement Plan		FPU Medical Plan
For the Three Months Ended September 30,	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
(in thousands)
Interest cost	$46	$104	$518	$614	$16	$16	$8	$10	$10	$12
Expected return on plan assets	(42)	(127)	(745)	(693)	—	—	—	—	—	—
Amortization of prior service credit	—	—	—	—	—	—	(19)	(19)	—	—
Amortization of net loss	65	101	135	128	5	17	12	11	—	—
Net periodic cost (benefit)	69	78	(92)	49	21	33	1	2	10	12
Settlement expense	—	—	—	—	—	58	—	—	—	—
Amortization of pre-merger regulatory asset	—	—	—	162	—	—	—	—	2	2
Total periodic cost	$69	$78	$(92)	$211	$21	$91	$1	$2	$12	$14

	Chesapeake Pension Plan		FPU Pension Plan		Chesapeake SERP		Chesapeake Postretirement Plan		FPU Medical Plan
For the Nine Months Ended September 30,	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
(in thousands)
Interest cost	$138	$314	$1,554	$1,844	$48	$58	$24	$29	$30	$36
Expected return on plan assets	(126)	(381)	(2,235)	(2,079)	—	—	—	—	—	—
Amortization of prior service credit	—	—	—	—	—	—	(57)	(58)	—	—
Amortization of net loss	195	304	405	386	15	68	36	35	—	—
Net periodic cost (benefit)	207	237	(276)	151	63	126	3	6	30	36
Settlement expense	—	—	—	—	—	58	—	—	—	—
Amortization of pre-merger regulatory asset	—	—	—	543	—	—	—	—	6	6
Total periodic cost	$207	$237	$(276)	$694	$63	$184	$3	$6	$36	$42

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

The following tables present the amounts included in the regulatory asset and accumulated other comprehensive loss that were recognized as components of net periodic benefit cost during the three and nine months ended September 30, 2020 and 2019:

For the Three Months Ended September 30, 2020	Chesapeake Pension Plan	FPU Pension Plan	Chesapeake SERP	Chesapeake Postretirement Plan	FPU Medical Plan	Total
(in thousands)
Prior service credit	$—	$—	$—	$(19)	$—	$(19)
Net loss	65	135	5	12	—	217
Total recognized in net periodic benefit cost	65	135	5	(7)	—	198
Recognized from accumulated other comprehensive loss/(gain) (1)	65	26	5	(7)	—	89
Recognized from regulatory asset	—	109	—	—	—	109
Total	$65	$135	$5	$(7)	$—	$198

For the Three Months Ended September 30, 2019	Chesapeake Pension Plan	FPU Pension Plan	Chesapeake SERP	Chesapeake Postretirement Plan	FPU Medical Plan	Total
(in thousands)
Prior service credit	$—	$—	$—	$(19)	$—	$(19)
Net loss	101	128	17	11	—	257
Total recognized in net periodic benefit cost	101	128	17	(8)	—	238
Recognized from accumulated other comprehensive loss/(gain) (1)	101	24	(93)	(8)	—	24
Recognized from regulatory asset	—	104	—	—	—	104
Total	$101	$128	$(93)	$(8)	$—	$128

For the Nine Months Ended September 30, 2020	Chesapeake Pension Plan	FPU Pension Plan	Chesapeake SERP	Chesapeake Postretirement Plan	FPU Medical Plan	Total
(in thousands)
Prior service credit	$—	$—	$—	$(57)	$—	$(57)
Net loss	195	405	15	36	—	651
Total recognized in net periodic benefit cost	195	405	15	(21)	—	594
Recognized from accumulated other comprehensive loss/(gain) (1)	195	78	15	(21)	—	267
Recognized from regulatory asset	—	327	—	—	—	327
Total	$195	$405	$15	$(21)	$—	$594

For the Nine Months Ended September 30, 2019	Chesapeake Pension Plan	FPU Pension Plan	Chesapeake SERP	Chesapeake Postretirement Plan	FPU Medical Plan	Total
(in thousands)
Prior service credit	$—	$—	$—	$(58)	$—	$(58)
Net loss	304	386	(42)	35	—	683
Total recognized in net periodic benefit cost	304	386	(42)	(23)	—	625
Recognized from accumulated other comprehensive loss/(gain) (1)	304	73	(42)	(23)	—	312
Recognized from regulatory asset	—	313	—	—	—	313
Total	$304	$386	$(42)	$(23)	$—	$625
    (1) See Note 9, Stockholders' Equity.

During the three and nine months ended September 30, 2020, we contributed approximately $0.1 million and $0.3 million, respectively, to the Chesapeake Pension Plan and approximately $0.5 million and $2.6 million, respectively, to the FPU Pension Plan. We expect to contribute approximately $0.3 million and $3.2 million, respectively, to the Chesapeake Pension Plan and FPU Pension Plans during 2020, which represents the minimum annual contribution payments required. A provision in the CARES Act, which was passed by Congress and signed into law by President Trump in March 2020, authorized the deferral of 2020 pension contributions to January 1, 2021. Despite this authorization, we have not deferred, and do not expect to defer, any of our 2020 pension plan contributions to 2021.
The Chesapeake SERP, the Chesapeake Postretirement Plan and the FPU Medical Plan are unfunded and are expected to be paid out of our general funds. Cash benefits paid under the Chesapeake SERP for the three and nine months ended September 30, 2020 were immaterial and $0.1 million, respectively. We expect to pay total cash benefits of approximately $0.2 million under the Chesapeake SERP in 2020. Cash benefits paid under the Chesapeake Postretirement Plan, primarily for medical claims for the three and nine months ended September 30, 2020 were immaterial. We estimate that approximately $0.1 million will be paid for such benefits under the Chesapeake Postretirement Plan in 2020. Cash benefits paid under the FPU Medical Plan, primarily for medical claims for the three and nine months ended September 30, 2020, were immaterial. We estimate that approximately $0.1 million will be paid for such benefits under the FPU Medical Plan in 2020.

11.    Investments
The investment balances at September 30, 2020 and December 31, 2019, consisted of the following:

(in thousands)	September 30, 2020	December 31, 2019
Rabbi trust (associated with the Non-Qualified Deferred Compensation Plan)	$9,663	$9,202
Investments in equity securities	17	27
Total	$9,680	$9,229
We classify these investments as trading securities and report them at their fair value. For the three months ended September 30, 2020 and 2019, we recorded a net unrealized gain of approximately $0.6 million and a net unrealized loss of approximately $0.1 million, respectively, in other expense, net in the condensed consolidated statements of income related to these investments. For the nine months ended September 30, 2020 and 2019, we recorded a net unrealized gain of approximately $0.4 million and $1.0 million, respectively, in other expense, net in the condensed consolidated statements of income related to these investments. For the investment in the Rabbi Trust, we also have recorded an associated liability, which is included in other pension and benefit costs in the condensed consolidated balance sheets and is adjusted each period for the gains and losses incurred by the investments in the Rabbi Trust.

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
The table below presents the amounts included in net income related to share-based compensation expense for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
(in thousands)
Awards to non-employee directors	$188	$158	$545	$463
Awards to key employees	1,144	1,052	3,109	1,842
Total compensation expense	1,332	1,210	3,654	2,305
Less: tax benefit	(348)	(315)	(955)	(600)
Share-based compensation amounts included in net income	$984	$895	$2,699	$1,705
    Non-employee Directors
Shares granted to non-employee directors are issued in advance of the directors’ service periods and are fully vested as of the date of the grant. We record a deferred expense equal to the fair value of the shares issued and amortize the expense equally over a service period of one year. In May 2020, after the most recent election of directors, each of our non-employee directors received an annual retainer of 887 shares of common stock under the SICP for service as a director through the 2021 Annual Meeting of Stockholders; accordingly, 8,870 shares, with a weighted average fair value of $84.47 per share, were issued and vested in 2020. At September 30, 2020, there was approximately $0.4 million of unrecognized compensation expense related to shares granted to non-employee directors. This expense will be recognized over the remaining service period ending on the date of the 2021 Annual Meeting of Stockholders.
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
Key Employees
The table below presents the summary of the stock activity for awards to key employees for the nine months ended September 30, 2020:

	Number of Shares	Weighted Average Fair Value
Outstanding—December 31, 2019	157,817	$80.28
Granted	69,345	$92.78
Vested	(35,651)	$66.48
Expired	(5,302)	$65.32
Outstanding—September 30, 2020	186,209	$86.98
In February 2020, our Board of Directors granted awards of 69,345 shares of common stock to key employees under the SICP. The shares granted are multi-year awards that will vest at the end of the three-year service period ending December 31, 2022. All of these stock awards are earned based upon the successful achievement of long-term financial results, which comprise market-based and performance-based conditions or targets. The fair value of each performance-based condition or target is equal to the market price of our common stock on the grant date of each award. For the market-based conditions, we used the Monte Carlo valuation to estimate the fair value of each market-based award granted.
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
At September 30, 2020, the aggregate intrinsic value of the SICP awards granted to key employees was approximately $15.7 million. At September 30, 2020, there was approximately $4.9 million of unrecognized compensation cost related to these awards, which is expected to be recognized as expense for the remainder of 2020 through 2022.

Stock Options
There were no stock options outstanding or issued during the nine months ended September 30, 2020 and 2019.

13.    Derivative Instruments

We use derivative and non-derivative contracts to manage risks related to obtaining adequate supplies and the price fluctuations of natural gas, electricity and propane and to mitigate interest rate risk. Our natural gas, electric and propane distribution operations have entered into agreements with suppliers to purchase natural gas, electricity and propane for resale to our customers. Our natural gas gathering and transmission company has entered into contracts with producers to secure natural gas to meet its obligations. Purchases under these contracts typically either do not meet the definition of derivatives or are considered “normal purchases and normal sales” and are accounted for on an accrual basis. Our propane distribution operations may also enter into fair value hedges of their inventory or cash flow hedges of their future purchase commitments in order to mitigate the impact of wholesale price fluctuations. Occasionally, we may enter into interest rate swap agreements to mitigate risk associated with changes in short-term borrowing rates. As of September 30, 2020, our natural gas and electric distribution operations did not have any outstanding derivative contracts.

PESCO's Derivative Instruments
As discussed in Note 3, Acquisitions and Divestitures, during the fourth quarter of 2019, we sold PESCO's assets and contracts and, therefore, no longer have natural gas futures and contracts recorded in our condensed consolidated financial statements.
Commodity Derivative Activities
As of September 30, 2020, the volume of our commodity derivative contracts were as follows:

Business unit	Commodity	Quantity hedged (in millions)	Designation	Longest Expiration date of hedge
Sharp	Propane (gallons)	21.7	Cash flows hedges	May 2023
Sharp entered into futures and swap agreements to mitigate the risk of fluctuations in wholesale propane index prices associated with the propane volumes expected to be purchased during the heating season. Under the futures and swap agreements, Sharp will receive the difference between: (i) the index prices (Mont Belvieu prices for September 2020 through May 2023), and (ii) the per gallon propane swap prices, to the extent the index prices exceed the contracted prices. If the index prices are lower than the swap prices, Sharp will pay the difference. We designated and accounted for propane swaps as cash flows hedges. The change in the fair value of the swap agreements is recorded as unrealized gain (loss) in other comprehensive income (loss) and later recognized in the statement of income in the same period and in the same line item as the hedged transaction. We expect to reclassify approximately $1.0 million from accumulated other comprehensive income (loss) to earnings during the next 12-month period ended September 30, 2021.

Interest Rate Swap Activities
We manage interest rate risk by entering into derivative contracts to hedge the variability in cash flows attributable to changes in the short-term borrowing rates. In the second quarter of 2020, we entered into interest rate swaps with notional amounts totaling $100.0 million associated with three of our short-term lines of credit through October 2020. The interest rate swaps were entered to hedge the variability in cash flows attributable to changes in the short-term borrowing rates during this period. Pricing on the interest rate swaps range between 0.2615 and 0.3875 percent for the period. Our short-term borrowing is based on the 30-day LIBOR rate. The interest rate swaps are cash settled monthly as the counter-party pays us the 30-day LIBOR rate less the fixed rate.

We designated and accounted for interest rate swaps as cash flows hedges. Accordingly, unrealized gains and losses associated with the interest rate swaps are recorded as a component of accumulated other comprehensive income (loss). When the interest rate swaps settle, the realized gain or loss will be recorded in the income statement and recognized as a component of interest charges. We expect to reclassify less than $0.1 million from accumulated other comprehensive income (loss) to earnings during the next 12-month period ended September 30, 2021.

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

(in thousands)	Balance Sheet Location	September 30, 2020	December 31, 2019
Sharp	Other Current Assets	$177	$2,317

Financial Statements Presentation

The following tables present information about the fair value and related gains and losses of our derivative contracts. We did not have any derivative contracts with a credit-risk-related contingency.

As of September 30, 2020 and December 31, 2019, we did not have material fair value hedges. The fair values of the derivative contracts recorded in the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, are as follows:

	Derivative Assets
		Fair Value As Of
(in thousands)	Balance Sheet Location	September 30, 2020	December 31, 2019
Derivatives designated as cash flow hedges
Propane swap agreements	Derivative assets, at fair value	$1,967	$—
Total asset derivatives		$1,967	$—

	Derivative Liabilities
		Fair Value As Of
(in thousands)	Balance Sheet Location	September 30, 2020	December 31, 2019
Derivatives designated as cash flow hedges
Propane swap agreements	Derivative liabilities, at fair value	$426	$1,844
Interest rate swap agreements	Derivative liabilities, at fair value	13	—
Total liability derivatives		$439	$1,844

The effects of gains and losses from derivative instruments on the condensed consolidated financial statements are as follows:

		Amount of Gain (Loss) on Derivatives:
	Location of Gain	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	(Loss) on Derivatives	2020	2019	2020	2019
Derivatives designated as cash flow hedges
Propane swap agreements	Cost of sales	$116	$290	$1,581	$1,148
Propane swap agreements	Other comprehensive income (loss)	1,022	(1,139)	3,385	(624)
Interest rate swap agreements	Interest expense	34	—	45	—
Interest rate swap agreements	Other comprehensive income (loss)	37	—	(14)	—
Natural gas swap contracts	Other comprehensive income (loss)	—	4	—	(63)
Natural gas futures contracts	Other comprehensive income (loss)	—	1,612	—	2,376
Total		$1,209	$767	$4,997	$2,837

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

Financial Assets and Liabilities Measured at Fair Value
The following tables summarize our financial assets and liabilities that are measured at fair value on a recurring basis and the fair value measurements, by level, within the fair value hierarchy as of September 30, 2020 and December 31, 2019:

		Fair Value Measurements Using:
As of September 30, 2020	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Assets:
Investments—equity securities	$17	$17	$—	$—
Investments—guaranteed income fund	2,129	—	—	2,129
Investments—mutual funds and other	7,534	7,534	—	—
Total investments	9,680	7,551	—	2,129
Derivative assets	1,967	—	1,967	—
Total assets	$11,647	$7,551	$1,967	$2,129
Liabilities:
Derivative liabilities	$439	$—	$439	$—

		Fair Value Measurements Using:
As of December 31, 2019	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Assets:
Investments—equity securities	$27	$27	$—	$—
Investments—guaranteed income fund	803	—	—	803
Investments—mutual funds and other	8,399	8,399	—	—
Total investments	9,229	8,426	—	803
Derivative assets	—	—	—	—
Total assets	$9,229	$8,426	$—	$803
Liabilities:
Derivative liabilities	$1,844	$—	$1,844	$—
The following table sets forth the summary of the changes in the fair value of Level 3 investments for the nine months ended September 30, 2020 and 2019:

	Nine months ended September 30,
	2020	2019
(in thousands)
Beginning Balance	$803	$686
Purchases and adjustments	243	123
Transfers	1,579	—
Distribution	(514)	(14)
Investment income	18	11
Ending Balance	$2,129	$806

Investment income from the Level 3 investments is reflected in other expense, (net) in the condensed consolidated statements of income.
At September 30, 2020, there were no non-financial assets or liabilities required to be reported at fair value. We review our non-financial assets for impairment at least on an annual basis, as required.
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
At September 30, 2020, long-term debt, which includes current maturities but excludes debt issuance costs, had a carrying value of approximately $536.5 million, compared to the estimated fair value of $567.0 million. At December 31, 2019, long-term debt, which includes the current maturities but excludes debt issuance costs, had a carrying value of approximately $486.6 million, compared to a fair value of approximately $505.0 million. The fair value was calculated using a discounted cash flow methodology that incorporates a market interest rate based on published corporate borrowing rates for debt instruments with similar terms and average maturities, and with adjustments for duration, optionality, and risk profile. The valuation technique used to estimate the fair value of long-term debt would be considered a Level 3 measurement.

15.    Long-Term Debt
Our outstanding long-term debt is shown below:

	September 30,	December 31,
(in thousands)	2020	2019
FPU secured first mortgage bonds (1) :
9.08% bond, due June 1, 2022	$7,993	$7,990
Uncollateralized senior notes:
5.50% note, due October 12, 2020	2,000	2,000
5.93% note, due October 31, 2023	10,500	12,000
5.68% note, due June 30, 2026	17,400	20,300
6.43% note, due May 2, 2028	5,600	6,300
3.73% note, due December 16, 2028	18,000	18,000
3.88% note, due May 15, 2029	45,000	50,000
3.25% note, due April 30, 2032	70,000	70,000
3.48% note, due May 31, 2038	50,000	50,000
3.58% note, due November 30, 2038	50,000	50,000
3.98% note, due August 20, 2039	100,000	100,000
2.98% note, due December 20, 2034	70,000	70,000
3.00% note, due July 15, 2035	50,000	—
2.96% note, due August 15, 2035	40,000	—
Term Note due February 28, 2020	—	30,000
Less: debt issuance costs	(922)	(822)
Total long-term debt	535,571	485,768
Less: current maturities	(15,600)	(45,600)
Total long-term debt, net of current maturities	$519,971	$440,168
    (1) FPU secured first mortgage bonds are guaranteed by Chesapeake Utilities.
    Term Notes
In January 2019, we issued a $30 million unsecured term note through Branch Banking and Trust Company, with a maturity date of February 28, 2020. This note was paid in full in February 2020 utilizing our short-term borrowing facilities.

    Shelf Agreements

We have entered into Shelf Agreements with Prudential, MetLife and NYL, whom are under no obligation to purchase any unsecured debt. The following table summarizes our Shelf Agreements at September 30, 2020:

(in thousands)	Total Borrowing Capacity	Less: Amount of Debt Issued	Less: Unfunded Commitments	Remaining Borrowing Capacity
Shelf Agreement
Prudential Shelf Agreement (1) (2)	$370,000	$(220,000)	$—	$150,000
MetLife Shelf Agreement (3)	150,000	—	—	150,000
NYL Shelf Agreement (4)	150,000	(140,000)	—	10,000
Total Shelf Agreements as of September 30, 2020	$670,000	$(360,000)	$—	$310,000

(1) In January 2020, we requested and Prudential accepted our request to purchase $50.0 million of our unsecured debt. We issued the Shelf Notes in July 2020 at the rate of 3.00 percent per annum.
(2) In April 2020, the Prudential Shelf Agreement was amended to increase the available borrowing capacity to $150.0 million. The Shelf Agreement expires in April 2023.
(3) In May 2020, we reached into an agreement with MetLife to provide a new $150.0 million MetLife Shelf Agreement for a three-year term ending May 2023.
(4) In February 2020, we requested and NYL accepted our request to purchase $40.0 million of our unsecured debt. The Shelf Notes were issued in August 2020 at the rate of 2.96 percent per annum. The Shelf Agreement expires in November 2021.

The Uncollateralized Senior Notes, Shelf Agreements or Shelf Notes set forth certain business covenants to which we are subject when any note is outstanding, including covenants that limit or restrict our ability, and the ability of our subsidiaries, to incur indebtedness, or place or permit liens and encumbrances on any of our property or the property of our subsidiaries.

16.    Short-Term Borrowings
At September 30, 2020 and December 31, 2019, we had $216.4 million and $247.4 million, respectively, of short-term borrowings outstanding at weighted average interest rates of 1.28 percent and 2.62 percent, respectively. Our short-term borrowings balance at September 30, 2020 and December 31, 2019, included book overdrafts of $0.9 million and $3.2 million, respectively. Included in the September 30, 2020 balance, is $100.0 million in short-term debt for which we have entered into interest rate swap agreements.

In the second quarter of 2020, we entered into interest rate swaps with notional amounts totaling $100.0 million associated with three of our short-term lines of credit through October 2020. The interest rate swaps were entered to hedge the variability in cash flows attributable to changes in the short-term borrowing rates during this period. The fixed swap rates will range between 0.2615 and 0.3875 percent for the period. Our short-term borrowing is based on the 30-day LIBOR rate. The interest swap is cash settled monthly as the counter-party pays us the 30-day LIBOR rate less the fixed rate.

In September 2020, we entered into a new $375.0 million syndicated Revolver with six participating lenders. The Revolver expires on September 29, 2021 and has a commitment fee of 0.175 percent and an interest rate of 1.125 percent over LIBOR. As a result of entering into the Revolver, in September 2020, we terminated and paid outstanding balances for all of our previously existing bilateral lines of credit and the previous revolving credit facility. Our available credit under the new Revolver at September 30, 2020 was $154.7 million.
The availability of funds under the Revolver is subject to conditions specified in the credit agreement, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in the agreement. We are required by the financial covenants our Revolver to maintain, at the end of each fiscal year, a funded indebtedness ratio of no greater than 65 percent. As of September 30, 2020, we are in compliance with all of our debt covenants.

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
Some of our leases are subject to annual changes in the Consumer Price Index (“CPI”). While lease liabilities are not re-measured as a result of changes to the CPI, changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. A 100-basis-point increase in CPI would have resulted in immaterial additional annual lease costs. Most of our leases include options to renew, with renewal terms that can extend the lease term from one to 25 years or more. The exercise of lease renewal options is at our sole discretion. The amounts disclosed in our condensed consolidated balance sheet at September 30, 2020 pertaining to the right-of-use assets and lease liabilities, are measured based on our current expectations of exercising our available renewal options. Our existing leases are not subject to any restrictions or covenants which would preclude our ability to pay dividends, obtain financing or enter into additional leases. As of September 30, 2020, we have not entered into any leases, which have not yet commenced, that would entitle us to significant rights or create additional obligations. The following table presents information related to our total lease cost included in our condensed consolidated statements of income:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
( in thousands)	Classification	2020	2019	2020	2019
Operating lease cost (1)	Operations expense	$627	$638	$1,882	$1,926
Finance lease cost:
Amortization of lease assets	Depreciation and amortization	—	—	—	650
Interest on lease liabilities	Interest expense	—	—	—	5
Net lease cost		$627	$638	$1,882	$2,581
     (1) Includes short-term leases and variable lease costs, which are immaterial.

The following table presents the balance and classifications of our right of use assets and lease liabilities included in our condensed consolidated balance sheet at September 30, 2020 and December 31, 2019:

(in thousands)	Balance sheet classification	September 30, 2020	December 31, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$11,077	$11,563
Total lease assets		$11,077	$11,563
Liabilities
Current
Operating lease liabilities	Other accrued liabilities	$1,733	$1,705
Noncurrent
Operating lease liabilities	Operating lease - liabilities	9,681	9,896
Total lease liabilities		$11,414	$11,601

The following table presents our weighted-average remaining lease terms and weighted-average discount rates for our operating and financing leases at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Weighted-average remaining lease term (in years)
Operating leases	8.5	8.88
Weighted-average discount rate
Operating leases	3.8%	3.8%
The following table presents additional information related to cash paid for amounts included in the measurement of lease liabilities included in our condensed consolidated statements of cash flows as of September 30, 2020 and 2019:

	Nine Months Ended
	September 30,
(in thousands)	2020	2019
Operating cash flows from operating leases	$1,435	$1,580
Operating cash flows from finance leases	$—	$5
Financing cash flows from finance leases	$—	$650

The following table presents the future undiscounted maturities of our operating and financing leases at September 30, 2020 and for each of the next five years and thereafter:

(in thousands)	Operating Leases (1)
Remainder of 2020	$602
2021	1,984
2022	1,939
2023	1,874
2024	1,619
2025	1,383
Thereafter	3,876
Total lease payments	$13,277
Less: Interest	1,863
Present value of lease liabilities	$11,414
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

Safe Harbor for Forward-Looking Statements
We make statements in this Quarterly Report on Form 10-Q that do not directly or exclusively relate to historical facts. Such statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. One can typically identify forward-looking statements by the use of forward-looking words, such as “project,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “continue,” “potential,” “forecast” or other similar words, or future or conditional verbs such as “may,” “will,” “should,” “would” or “could.” These statements represent our intentions, plans, expectations, assumptions and beliefs about future financial performance, business strategy, projected plans and objectives of the Company. Forward-looking statements speak only as of the date they are made or as of the date indicated and we do not undertake any obligation to update forward-looking statements as a result of new information, future events or otherwise. These statements are subject to many risks, uncertainties and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements. In addition to the risk factors described under Item 1A, Risk Factors in our 2019 Annual Report on Form 10-K, and Item 1A, Risk Factors, in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, such factors include, but are not limited to:
•state and federal legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures, and affect the speed and the degree to which competition enters the electric and natural gas industries;
•the outcomes of regulatory, environmental and legal matters, including whether pending matters are resolved within current estimates and whether the related costs are adequately covered by insurance or recoverable in rates;
•the impact of climate change, including the impact of greenhouse gas emissions or other legislation or regulations intended to address climate change;
•the impact of significant changes to current tax regulations and rates;
•the timing of certification authorizations associated with new capital projects and the ability to construct facilities at or below estimated costs;
•changes in environmental and other laws and regulations to which we are subject and environmental conditions of property that we now, or may in the future, own or operate;
•possible increased federal, state and local regulation of the safety of our operations;
•the inherent hazards and risks involved in transporting and distributing natural gas and electricity;
•the economy in our service territories or markets, the nation, and worldwide, including the impact of economic conditions (which we do not control ) on demand for electricity, natural gas, propane or other fuels;
•risks related to cyber-attacks or cyber-terrorism that could disrupt our business operations or result in failure of information technology systems or result in the loss or exposure of confidential or sensitive customer, employee or Company information;
•adverse weather conditions, including the effects of hurricanes, ice storms and other damaging weather events;
•customers' preferred energy sources;
•industrial, commercial and residential growth or contraction in our markets or service territories;
•the effect of competition on our businesses from other energy suppliers and alternative forms of energy;
•the timing and extent of changes in commodity prices and interest rates;
•the effect of spot, forward and future market prices on our various energy businesses;
•the extent of our success in connecting natural gas and electric supplies to transmission systems, establishing and maintaining key supply sources; and expanding natural gas and electric markets;
•the creditworthiness of counterparties with which we are engaged in transactions;
•the capital-intensive nature of our regulated energy businesses;
•our ability to access the credit and capital markets to execute our business strategy, including our ability to obtain financing on favorable terms, which can be affected by various factors, including credit ratings and general economic conditions;
•the ability to successfully execute, manage and integrate a merger, acquisition or divestiture of assets or businesses and the related regulatory or other conditions associated with the merger, acquisition or divestiture;
•the impact on our costs and funding obligations, under our pension and other post-retirement benefit plans, of potential downturns in the financial markets, lower discount rates, and costs associated with health care legislation and regulation;
•the ability to continue to hire, train and retain appropriately qualified personnel;
•the effect of accounting pronouncements issued periodically by accounting standard-setting bodies; and
•risks related to the outbreak of a pandemic, including the duration and scope of the pandemic and the corresponding impact on our supply chains, our personnel, our contract counterparties, general economic conditions and growth, and the financial markets.

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

Our strategy is to consistently produce industry-leading total shareholder return by profitably investing capital into opportunities that leverage our skills and expertise in energy distribution and transmission to achieve high levels of service and growth. The key elements of our strategy include:
•capital investment in growth opportunities that generate our target returns;
•expanding our energy delivery businesses within our existing service areas as well as into new geographic areas;
•providing new services in our current service areas;
•expanding our footprint in potential growth markets through strategic acquisitions that complement our businesses;
•entering new energy markets and businesses that complement our existing operations and growth strategy; and
•operating as a customer-centric full-service energy supplier/partner/provider, while providing safe and reliable service.
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

Results of Operations for the Three and Nine Ended September 30, 2020
Overview
Chesapeake Utilities is a Delaware corporation formed in 1947. We are a diversified energy company engaged, through our operating divisions and subsidiaries, in regulated energy, unregulated energy and other businesses. We operate primarily on the Delmarva Peninsula and in Florida, Pennsylvania and Ohio and provide natural gas distribution and transmission; electric distribution and generation; propane gas distribution; mobile compressed natural gas services; steam generation; and other energy-related services.
In the fourth quarter of 2019, we completed the sale of the assets and contracts of PESCO. As a result, PESCO’s results for all periods presented have been separately reported as discontinued operations.
In March 2020, the CDC declared a national emergency due to the rapidly growing outbreak of COVID-19. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These restrictions have continued to significantly impact economic conditions in the United States. Chesapeake Utilities is considered an “essential business,” which allows us to continue its operational activities and construction projects while the social distancing restrictions remain in place. In response to the COVID-19 pandemic and related restrictions, we implemented our pandemic response plan, which includes having all employees who can work remotely do so in order to promote social distancing and providing personal protective equipment to field employees to reduce the spread of COVID-19. For the three and nine months ended September 30, 2020, the estimated impacts that COVID-19 had on our earnings were approximately $0.7 million and $1.9 million, respectively, primarily driven by reduced consumption of energy largely in the commercial and industrial sectors, higher bad debt expenses and incremental expenses associated with COVID-19, including protective personal equipment and premium pay for field personnel. The additional operating expenses we incurred support the ongoing delivery of our essential services during these unprecedented times. As the COVID-19 pandemic is still ongoing, we are continuing to assess recoverability and to date, have not established regulatory assets associated with the incremental expense impacts, as currently authorized by the Delaware, Maryland and Florida PSCs. We are committed to communicating timely updates and will continue to monitor developments affecting our employees, customers, suppliers, stockholders and take additional precautions as warranted to operate safely and to comply with the CDC, Occupational Safety and Health Administration, state and local requirements in order to protect its employees, customers and the communities. Refer to Note 5, Rates and Other Regulatory Activities, for further information on the potential deferral of incremental expenses associated with COVID-19.

Operational Highlights
Our net income for the three months ended September 30, 2020 was $9.3 million, or $0.56 per share, compared to $5.6 million, or $0.34 per share, for the same quarter of 2019. Our income from continuing operations for the three months ended September 30, 2020 was $9.3 million, or $0.56 per share, compared to $6.3 million, or $0.38 per share for the same quarter of 2019. Operating income for the three months ended September 30, 2020 increased by $3.0 million, or 21.2 percent, compared to the same period in 2019. The increase in operating income was largely driven by the settlement of the Hurricane Michael regulatory proceeding which improved operating income by $2.9 million, including $1.9 million in operating income that was previously billed under interim rates during the first half of 2020. Operating income for the quarter was reduced by an estimated $1.9 million due to unfavorable impacts of COVID-19. For additional details on the Hurricane Michael regulatory proceeding, see the Major Projects and Initiatives discussion below.
Further contributing to the improved performance for the quarter was margin growth from our organic growth projects, increased margins from investments in Florida GRIP and increased demand for Marlin Gas Services' CNG transportation services. These increases were partially offset by higher operating expenses related to growth initiatives.

	Three Months Ended
	September 30,		Increase /
	2020	2019	(decrease)
(in thousands except per share)
Gross Margin
Regulated Energy segment	$66,491	$54,961	$11,530
Unregulated Energy segment	13,068	12,418	650
Other businesses and eliminations	(51)	(81)	30
Total Gross Margin	$79,508	$67,298	$12,210

Operating Income
Regulated Energy segment	$20,482	$17,540	$2,942
Unregulated Energy segment	(3,092)	(3,169)	77
Other businesses and eliminations	16	(14)	30
Total Operating Income	17,406	14,357	3,049
Other expense, net	(40)	(351)	311
Interest charges	4,584	5,403	(819)
Income from Continuing Operations Before Income Taxes	12,782	8,603	4,179
Income Taxes on Continuing Operations	3,502	2,352	1,150
Income from Continuing operations	9,280	6,251	3,029
Loss from Discontinued Operations	(19)	(630)	611
Net Income	$9,261	$5,621	$3,640
Basic Earnings Per Share of Common Stock
Earnings from Continuing Operations	$0.56	$0.38	$0.18
Loss from Discontinued Operations	—	(0.04)	0.04
Basic Earnings Per Share of Common Stock	$0.56	$0.34	$0.22

Diluted Earnings Per Share of Common Stock
Earnings from Continuing Operations	$0.56	$0.38	$0.18
Loss from Discontinued Operations	—	(0.04)	0.04
Diluted Earnings Per Share of Common Stock	$0.56	$0.34	$0.22

Key variances in continuing operations, between the third quarter of 2020 and the third quarter of 2019, included:

(in thousands, except per share data)	Pre-tax Income	Net Income	Earnings Per Share
Third Quarter of 2019 Reported Results from Continuing Operations	$8,603	$6,251	$0.38

Adjusting for Unusual Items:
Hurricane Michael (net impact of the first and second quarter of 2020)(1)	2,705	1,964	0.12
Unfavorable COVID-19 impacts	(1,023)	(742)	(0.04)
Decreased customer consumption - primarily weather related	(1,005)	(729)	(0.05)
	677	493	0.03

Increased (Decreased) Gross Margins:
Margin contribution from the Hurricane Michael regulatory proceeding settlement*	2,754	1,999	0.12
Eastern Shore and Peninsula Pipeline service expansions*	2,677	1,943	0.12
Natural gas growth (excluding service expansions)	797	578	0.03
Florida GRIP*	685	498	0.03
Margin contributions from Boulden and Elkton Gas acquisitions (completed July 2020 and December 2019, respectively)*	684	496	0.03
Increased demand for CNG services for Marlin Gas Services*	599	435	0.03
	8,196	5,949	0.36

(Increased) Decreased Operating Expenses (Excluding Cost of Sales):
Depreciation and amortization associated with Hurricane Michael regulatory proceeding settlement	(1,781)	(1,293)	(0.08)
Depreciation, amortization and property tax costs due to new capital investments	(1,312)	(952)	(0.06)
Operating expenses from Elkton Gas and Boulden acquisitions (completed July 2020 and December 2019, respectively)	(867)	(630)	(0.04)
Facilities, maintenance and outside services costs	(414)	(301)	(0.02)
Insurance expense (non-health) - both insured and self-insured	(323)	(234)	(0.01)
	(4,697)	(3,410)	(0.21)

Interest charges	(841)	(611)	(0.04)
Lower pension expense	388	282	0.02
Net other changes	456	326	0.02
	3	(3)	—

Third Quarter of 2020 Reported Results from Continuing Operations	$12,782	$9,280	$0.56
*See the Major Projects and Initiatives table.
(1) Includes amortization of regulatory liability associated with interest expense of $0.8 million related to the Hurricane Michael regulatory proceeding settlement.

Our net income for the nine months ended September 30, 2020 was $49.1 million, or $2.97 per share, compared to $42.6 million, or $2.59 per share for the same period of 2019. Our net income from continuing operations for the nine months ended September 30, 2020 was $49.0 million, or $2.96 per share compared to $44.0 million, or $2.67 per share, for the same period of 2019. Operating income for the nine months ended September 30, 2020 increased by $0.9 million compared to the same period in 2019. Operating income for the period was reduced by an estimated $6.7 million due to unfavorable impacts of COVID-19, inclusive of an increase in bad debt expense of $1.9 million compared to the same period in 2019. Excluding this impact, operating income for the quarter increased by $7.6 million which included operating income of $2.9 million from the settlement of the Hurricane Michael regulatory proceeding, higher operating income from organic growth projects, gross margin contributions from the Boulden and Elkton Gas asset acquisitions completed in December 2019 and July 2020, respectively, and higher retail propane margins per gallon, partially offset by decreased margin from customer consumption associated with milder weather during 2020.

	Nine Months Ended
	September 30,		Increase
	2020	2019	(decrease)
(in thousands except per share)
Gross Margin
Regulated Energy segment	$191,745	$177,149	$14,596
Unregulated Energy segment	61,883	59,340	2,543
Other businesses and eliminations	(210)	(286)	76
Total Gross Margin	$253,418	$236,203	$17,215

Operating Income
Regulated Energy segment	$66,376	$65,310	$1,066
Unregulated Energy segment	11,050	11,317	(267)
Other businesses and eliminations	92	18	74
Total Operating Income	77,518	76,645	873
Other income (expense), net	2,997	(731)	3,728
Interest charges	15,452	16,583	(1,131)
Income from Continuing Operations Before Income Taxes	65,063	59,331	5,732
Income taxes on Continuing Operations	16,082	15,354	728
Income from Continuing operations	48,981	43,977	5,004
Income (loss) from Discontinued Operations	165	(1,388)	1,553
Net Income	$49,146	$42,589	$6,557
Basic Earnings Per Share of Common Stock
Earnings from Continuing Operations	$2.97	$2.68	$0.29
Earnings (loss) from Discontinued Operations	0.01	(0.08)	0.09
Basic Earnings Per Share of Common Stock	$2.98	$2.60	$0.38

Diluted Earnings Per Share of Common Stock
Earnings from Continuing Operations	$2.96	$2.67	$0.29
Earnings (loss) from Discontinued Operations	0.01	(0.08)	0.09
Diluted Earnings Per Share of Common Stock	$2.97	$2.59	$0.38

Key variances in continuing operations, between the nine months ended 2020 and the nine months ended 2019, included:

(in thousands, except per share data)	Pre-tax Income	Net Income	Earnings Per Share
Nine Months Ended September 30, 2019 Reported Results from Continuing Operations:	$59,331	$43,977	$2.67

Adjusting for Unusual Items:
Unfavorable COVID-19 impacts	(4,933)	(3,587)	(0.22)
Decreased customer consumption - primarily weather related	(3,090)	(2,247)	(0.14)
Absence of Florida tax savings (net of GRIP refunds) recorded in first quarter of 2019 for 2018	(910)	(667)	(0.04)
Gains from sales of assets	3,162	2,317	0.14
Favorable income tax impact associated with net operating loss carryback	—	1,669	0.10
	(5,771)	(2,515)	(0.16)

Increased (Decreased) Gross Margins:
Margin contribution from the Hurricane Michael regulatory proceeding settlement*	8,261	6,007	0.36
Eastern Shore and Peninsula Pipeline service expansions*	5,485	3,988	0.24
Margin contribution from Elkton Gas and Boulden acquisitions (completed July 2020 and December 2019, respectively)*	3,120	2,269	0.14
Natural gas growth (excluding service expansions)	2,497	1,816	0.11
Increased retail propane margins per gallon	1,892	1,375	0.08
Eastern Shore margin from capital improvements and non-service expansion projects	793	576	0.04
Increased demand for CNG services for Marlin Gas Services*	694	505	0.03
Florida GRIP*	678	493	0.03
Aspire Energy rate increases	443	322	0.02
	23,863	17,351	1.05

(Increased) Decreased Operating Expenses (Excluding Cost of Sales):
Depreciation and amortization associated with Hurricane Michael regulatory proceeding settlement	(5,355)	(3,894)	(0.24)
Depreciation, amortization and property tax costs due to new capital investments	(3,732)	(2,714)	(0.16)
Insurance expense (non-health) - both insured and self-insured	(1,900)	(1,382)	(0.08)
Operating expenses from Elkton Gas and Boulden acquisitions (completed July 2020 and December 2019, respectively)	(1,900)	(1,382)	(0.08)
Facilities maintenance and outside services costs	(1,294)	(941)	(0.06)
	(14,181)	(10,313)	(0.62)

Other income tax effects	—	(914)	(0.06)
Interest charges (1)	(852)	(620)	(0.04)
Lower pension expense	1,131	822	0.05
Net other changes	1,542	1,193	0.07
	1,821	481	0.02

Nine Months Ended September 30, 2020 Reported Results from Continuing Operations	$65,063	$48,981	$2.96
*See the Major Projects and Initiatives table.
(1) Interest charges includes amortization of a regulatory liability of $1.1 million related to the Hurricane Michael regulatory proceeding settlement.

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

	Gross Margin for the Period
	Three Months Ended		Nine Months Ended		Year Ended	Estimate for
	September 30,		September 30,		December 31,	Fiscal
in thousands	2020	2019	2020	2019	2019	2020	2021
Pipeline Expansions:
Regulated Energy
West Palm Beach County, Florida Expansion(1)	$1,020	$745	$2,988	$1,068	$2,139	$4,076	$4,984
Del-Mar Energy Pathway(1)	925	189	1,565	542	731	2,398	4,100
Auburndale	170	113	509	113	283	679	679
Callahan Intrastate Pipeline (including related natural gas distribution services)	1,609	—	2,146	—	—	4,039	6,437
Guernsey Power Station	—	—	—	—	—	—	514
Total Pipeline Expansions	3,724	1,047	7,208	1,723	3,153	11,192	16,714

Virtual Pipeline Growth:
Compressed Natural Gas Transportation	1,592	993	5,047	4,353	5,410	7,000	8,000
Renewable Natural Gas Transportation	—	—	—	—	—	—	1,000
Total Virtual Pipeline Growth	1,592	993	5,047	4,353	5,410	7,000	9,000

Acquisitions:
Boulden Propane	327	—	2,763	—	329	4,000	4,200
Elkton Gas	357	—	357	—	—	1,365	3,992
Western Natural Gas Company	—	—	—	—	—	250	1,800
Total Acquisitions	684	—	3,120	—	329	5,615	9,992

Regulatory Initiatives:
Florida GRIP	3,831	3,146	11,135	10,457	13,939	14,976	16,739
Hurricane Michael regulatory proceeding(2)	8,261	—	8,261	—	—	11,014	11,014
Total Regulatory Initiatives	12,092	3,146	19,396	10,457	13,939	25,990	27,753

Total	$18,092	$5,186	$34,771	$16,533	$22,831	$49,797	$63,459
(1) Includes margin generated from interim services.
(2) This amount includes $5.5 million of gross margin previously invoiced under interim rates that was not recognized in revenue during the first and second quarters of 2020.

Detailed Discussion of Major Projects and Initiatives
Pipeline Expansions - Regulated Energy

West Palm Beach County, Florida Expansion
Peninsula Pipeline is constructing four transmission lines to bring additional natural gas to our distribution system in West Palm Beach, Florida. The first phase of this project was placed into service in December 2018 and generated $0.3 million and $1.9 million in additional gross margin for the three and nine months ended September 30, 2020 compared to 2019, respectively. We expect to complete the remainder of the project in phases through the second quarter of 2021, and estimate that the project will generate gross margin of $4.1 million in 2020 and $5.0 million annually thereafter.

Del-Mar Energy Pathway
In December 2019, the FERC issued an order approving the construction of the Del-Mar Energy Pathway project. Eastern Shore anticipates that this project will be fully in-service by the beginning of the fourth quarter of 2021. The new facilities will: (i) ensure an additional 14,300 Dts/d of firm service to four customers, (ii) provide additional natural gas transmission pipeline infrastructure in eastern Sussex County, Delaware, and (iii) represent the first extension of Eastern Shore’s pipeline system into Somerset County, Maryland. Construction of the project began in January 2020, and interim services in advance of this project generated $0.9 million and $1.6 million for the three and nine months ended September 30, 2020, respectively. The estimated gross margin from this project is approximately $2.4 million in 2020, $4.1 million in 2021 and $5.1 million annually thereafter.

Auburndale
In August 2019, the Florida PSC approved Peninsula Pipeline's Transportation Service Agreement with the Florida Division of Chesapeake Utilities. Peninsula Pipeline purchased an existing pipeline owned by the Florida Division of Chesapeake Utilities and Calpine, and has completed the construction of pipeline facilities in Polk County, Florida. Peninsula Pipeline provides transportation service to the Florida Division of Chesapeake Utilities increasing both delivery capacity and downstream pressure as well as introducing a secondary source of natural gas for the Florida Division of Chesapeake Utilities' distribution system. Peninsula Pipeline generated additional gross margin from this project of $0.2 million and $0.5 million for the three and nine months ended September 30, 2020, respectively, and expects to generate annual gross margin of $0.7 million in 2020 and beyond.

Callahan Intrastate Pipeline
In May 2018, Peninsula Pipeline announced a plan to construct a jointly owned intrastate transmission pipeline with Seacoast Gas Transmission in Nassau County, Florida. The 26-mile pipeline will serve growing demand in both Nassau and Duval Counties. This project was placed in service in June 2020, one month earlier than initially forecasted, and generated $1.6 million and $2.1 million in additional gross for the three and nine months ended September 30, 2020, respectively. Peninsula Pipeline expects to generate gross margin of $4.0 million in 2020 and $6.4 million annually thereafter.

Pipeline Expansions - Unregulated Energy

Guernsey Power Station
Guernsey Power Station, LLC ("Guernsey Power Station") and our affiliate, Aspire Energy Express, entered into a precedent firm transportation capacity agreement whereby Guernsey Power Station will construct a power generation facility and Aspire Energy Express will provide firm natural gas transportation service to this facility. Guernsey Power Station commenced construction of the project in October 2019. Aspire Energy Express is expected to commence construction of the gas transmission facilities to provide the firm transportation service to the power generation facility in the fourth quarter of 2021. This project is expected to produce gross margin of approximately $0.5 million in 2021 and $1.5 million in 2022 and beyond.

Virtual Pipeline Growth
CNG Transportation
Marlin Gas Services provides CNG temporary hold services, contracted pipeline integrity services, emergency services for damaged pipelines and specialized gas services for customers who have unique requirements. For the three and nine months ended September 30, 2020, Marlin Gas Services generated additional gross margin of $0.6 million and $0.7 million, respectively. We estimate that Marlin Gas Services will generate annual gross margin of approximately $7.0 million in 2020 and $8.0 million in 2021, with potential for additional growth in future years. Marlin Gas Services continues to actively expand the territories it serves, as well as leverage its patented technology to serve other markets, including pursuing liquefied natural gas transportation opportunities and most recently, announcing its expansion into the transportation of renewable natural gas from diverse supply sources to various pipeline interconnection points, as further outlined below.
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
CleanBay Project
In July 2020, our Delmarva natural gas operations and CleanBay Renewables Inc. ("CleanBay") announced a new partnership to bring renewable natural gas to our operations. As part of this partnership, we will transport the renewable natural gas produced at CleanBay's planned Westover, Maryland bio-refinery, to our natural gas infrastructure in the Delmarva Peninsula region. Eastern Shore and Marlin Gas Services, will transport the renewable natural gas from CleanBay to our Delmarva natural gas distribution system where it is ultimately delivered to the Delmarva natural gas distribution end use customers.
At the present time, we have disclosed that we expect to generate $1.0 million in 2021 in incremental margin from renewable natural gas transportation beginning in 2021. We continue to finalize contract terms associated with some of these projects. Additional information will be provided regarding incremental margin on these projects at a future time, as contracts are finalized.
Acquisitions

Boulden Propane
In December 2019, Sharp acquired certain propane customers and operating assets of Boulden, which provides propane distribution service to approximately 5,200 customers in Delaware, Maryland and Pennsylvania. The customers and assets acquired from Boulden have been assimilated into Sharp. The operations acquired from Boulden generated $0.3 million and $2.8 million of incremental gross margin for the three and nine months ended September 30, 2020, respectively. We estimate that this acquisition will generate annual gross margin of approximately $4.0 million in 2020, and $4.2 million in 2021, with the potential for additional growth in future years.
Elkton Gas
In July 2020, we closed on the acquisition of Elkton Gas, which provides natural gas distribution service to approximately 7,000 residential and commercial customers within a franchised area of Cecil County, Maryland. The purchase price is approximately $15.6 million, which included $0.6 million of working capital. Elkton Gas’ territory is contiguous to our franchised service territory in Cecil County, Maryland. We generated $0.4 million in additional gross margin from Elkton Gas and estimate that this acquisition will generate gross margin of approximately $1.4 million in 2020 and $4.0 million in 2021.

Western Natural Gas Company
In October 2020, Sharp acquired certain propane operating assets of Western Natural Gas Company, which provides propane distribution service throughout Jacksonville, Florida and the surrounding communities, for approximately $6.7 million, net of cash acquired. The acquisition will be accounted for as a business combination within our Unregulated Energy Segment beginning in the fourth quarter of 2020. We estimate that this acquisition will generate gross margin of approximately of $0.3 million in 2020 and $1.8 million in 2021.

Regulatory Initiatives

Florida GRIP
Florida GRIP is a natural gas pipe replacement program approved by the Florida PSC that allows automatic recovery, through rates, of costs associated with the replacement of mains and services. Since the program's inception in August 2012, we have invested $160.1 million of capital expenditures to replace 322 miles of qualifying distribution mains, including $16.1 million of new pipes during the first nine months of 2020. We expect to generate annual gross margin of approximately $15.0 million in 2020, and $16.7 million in 2021.

Hurricane Michael
In October 2018, Hurricane Michael passed through FPU's electric distribution operation's service territory in Northwest Florida and caused widespread and severe damage to FPU's infrastructure resulting in 100 percent of its customers in the Northwest Florida service territory losing electrical service.

In August 2019, FPU filed a limited proceeding requesting recovery of storm-related costs associated with Hurricane Michael (capital and expenses) through a change in base rates. FPU also requested treatment and recovery of certain storm-related costs as regulatory assets for items currently not allowed to be recovered through the storm reserve as well as the recovery of capital replaced as a result of the storm. Recovery of these costs included a component of an overall return on capital additions and regulatory assets. In March 2020, we filed an update to our original filing to account for actual charges incurred through December 2019, revised the amortization period of the storm-related costs from 30 years as originally requested to 10 years, and included costs related to Hurricane Dorian of approximately $1.2 million in this filing.
In September 2019, FPU filed a petition, with the Florida PSC, for approval of its consolidated electric depreciation rates. The petition was joined to the Hurricane Michael docket, and was approved at the Florida PSC Agenda on September 21, 2020. The approved rates were retroactively effective January 1, 2020.
In September 2020, the Florida PSC approved a settlement agreement between FPU and the Office of the Public Counsel regarding final cost recovery and rates associated with Hurricane Michael. Previously, the Florida PSC approved an interim rate increase, subject to refund, effective January 1, 2020, associated with the restoration effort following Hurricane Michael. We fully reserved these interim rates, pending a final resolution and settlement of the limited proceeding. The settlement agreement allowed us to: (a) record regulatory assets for storm costs in the amount of $45.8 million including interest which will be amortized over six years; (b) recover these storm costs through a surcharge for a total of $7.7 million annually; (c) collect an annual increase in revenue of $3.3 million to recover capital costs associated with new plant and regulatory asset for cost of removal and undepreciated plant. The new base rates and storm surcharge were effective on November 1, 2020. The following table summarizes the impact of Hurricane Michael regulatory proceeding for the three and nine months ended September 30, 2020:

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2020(1)	September 30, 2020
Gross Margin	$2,754	$8,261
Depreciation	(298)	(883)
Amortization of regulatory assets	2,079	6,238
Operating income	973	2,906
Amortization of liability associated with interest expense	(360)	(1,132)
Pre-tax income	1,333	4,038
Income tax expense	365	1,106
Net income	$968	$2,932

(1) The Hurricane Michael impact for three months ended September 30, 2020, is presented for comparison purposes.
Other major factors influencing gross margin

Weather and Consumption
Weather conditions accounted for a $1.0 million decrease in gross margin during the third quarter of 2020, compared to the same period in 2019, due to a 17 percent decrease in CDDs in Florida that resulted in reduced customer consumption for our electric operations. Compared to normal temperatures, as detailed below, gross margin was lower by $0.5 million. For the nine-month period, overall milder temperatures decreased gross margin by $3.1 million compared to the same period in 2019 and $3.2 million compared to normal temperatures. The following table summarizes HDD and CDD variances from the 10-year average HDD/CDD ("Normal") for the three and nine months ended September 30, 2020 and 2019.

The following table summarizes HDD and CDD variances from the 10-year average HDD/CDD ("Normal") for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	Variance	2020	2019	Variance
Delmarva
Actual HDD	43	7	36	2,416	2,576	(160)
10-Year Average HDD ("Normal")	48	61	(13)	2,797	2,846	(49)
Variance from Normal	(5)	(54)		(381)	(270)
Florida
Actual HDD	—	—	—	343	379	(36)
10-Year Average HDD ("Normal")	—	—	—	508	532	(24)
Variance from Normal	—	—		(165)	(153)
Ohio
Actual HDD	86	2	84	3,383	3,533	(150)
10-Year Average HDD ("Normal")	79	90	(11)	3,691	3,742	(51)
Variance from Normal	7	(88)		(308)	(209)
Florida
Actual CDD	1,337	1,620	(283)	2,412	2,840	(428)
10-Year Average CDD ("Normal")	1,573	1,553	20	2,666	2,625	41
Variance from Normal	(236)	67		(254)	215
Natural Gas Distribution Margin Growth
Customer growth for our natural gas distribution operations, as a result of the addition of new customers and the conversion of customers from alternative fuel sources to natural gas service, generated $0.8 million and $2.5 million of the three and nine months ended September 30, 2020, respectively. The average number of residential customers served on the Delmarva Peninsula and in Florida increased by 4.9 percent and 3.9 percent, respectively, during the third quarter of 2020 and 4.0 percent and 3.8 percent, respectively, for the nine months ended September 30, 2020. On the Delmarva Peninsula, a larger percentage of the margin growth is generated from residential growth given the expansion of gas into new communities and conversions to natural gas as our distribution infrastructure continues to build out, while in Florida, as gas heating is not a significant portion of residential use, a greater portion of the margin growth occurred in the commercial and industrial sectors. The details for the three and nine months ended September 30, 2020 are provided in the following table:

	Three Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2020
(in thousands)	Delmarva Peninsula	Florida	Delmarva Peninsula	Florida
Customer Growth:
Residential	$302	$166	$1,069	$560
Commercial and industrial	78	251	302	566
Total Customer Growth	$380	$417	$1,371	$1,126

Regulated Energy Segment

For the quarter ended September 30, 2020, compared to the quarter ended September 30, 2019:

	Three Months Ended
	September 30,		Increase
	2020	2019	(decrease)
(in thousands)
Revenue	$82,762	$74,580	$8,182
Cost of sales	16,271	19,619	(3,348)
Gross margin	66,491	54,961	11,530
Operations & maintenance	26,364	24,374	1,990
Depreciation & amortization	15,314	8,684	6,630
Other taxes	4,331	4,363	(32)
Total operating expenses	46,009	37,421	8,588
Operating income	$20,482	$17,540	$2,942
Operating income for the Regulated Energy segment increased by $2.9 million for the three months ended September 30, 2020 compared to 2019, or 16.8 percent. Higher operating income was a result of the settlement of the Hurricane Michael regulatory proceeding, which included recognizing the first and second quarter rate impacts associated with the settlement, expansion projects completed and underway by Eastern Shore and Peninsula Pipeline, organic growth in our natural gas distribution businesses, margin from increased investments in Florida GRIP and the gross margin generated from the acquisition of Elkton Gas. These increases were partially offset by higher depreciation, amortization and property taxes including amortization of the regulatory asset associated with the Hurricane Michael regulatory proceeding settlement and higher other operating expenses. Operating income for the quarter was reduced by an estimated $1.5 million due to unfavorable impacts of COVID-19, which included an increase in bad debt expense of $1.3 million compared to the third quarter 2019.
Items contributing to the quarter-over-quarter increase in gross margin are listed in the following table:

(in thousands)
Margin contribution from Hurricane Michael regulatory proceeding settlement (1)	$8,261
Eastern Shore and Peninsula Pipeline service expansions	2,677
Natural gas growth (excluding service expansions)	797
Florida GRIP	685
Margin contribution from Elkton Gas (acquisition completed in July 2020)	357
Decreased customer consumption - weather related	(1,013)
Other variances	(234)
Quarter-over-quarter increase in gross margin	$11,530
(1) This amount includes $5.5 million of gross margin previously invoiced under interim rates that was not recognized in revenue during the first and second quarter of 2020.
The following is a narrative discussion of the significant items in the foregoing table, which we believe is necessary to understand the information disclosed in the table.
Margin Contribution from Hurricane Michael Regulatory Proceeding Settlement
We generated $8.3 million in additional gross margin in the third quarter of 2020 as a result of the settlement of the Hurricane Michael regulatory proceeding which included $5.5 million of gross margin previously invoiced under interim rates that were not recognized in revenue during the first and second quarters. Refer to Note 5, Rates and Other Regulatory Activities, in the condensed consolidated financial statements for additional information.
Eastern Shore and Peninsula Pipeline Service Expansions
We generated additional gross margin of $1.9 million from Peninsula Pipeline's Western Palm Beach County, Auburndale and Callahan projects and $0.7 million from Eastern Shore's Del-Mar Energy Pathway project.

Natural Gas Distribution Customer Growth
We generated additional gross margin of $0.8 million from natural gas customer growth. Gross margin increased by $0.4 million in Florida and $0.4 million on the Delmarva Peninsula for the three months ended September 30, 2020, as compared to the same period in 2019, due primarily to residential customer growth of 4.9 percent and 3.9 percent on the Delmarva Peninsula and in Florida, respectively. On the Delmarva Peninsula, a larger percentage of the margin growth was generated from residential growth given the expansion of gas into new communities and conversions, while in Florida, as gas heating is not a significant portion of residential use, a greater portion of the margin growth occurred in the commercial and industrial sectors.

Florida GRIP
Continued investment in the Florida GRIP generated additional gross margin of $0.7 million in 2020 compared to 2019.

Elkton Gas
Gross margin increased by $0.4 million due to the margin generated by Elkton Gas which was acquired in July 2020.

Decreased Customer Consumption - Weather Related
Gross margin decreased by $1.0 million for the for the three months ended September 30, 2020, compared to the same period in 2019, primarily due to a 17 percent decrease in CDDs in Florida that resulted in reduced customer consumption for our electric operations.

Other Operating Expenses
Items contributing to the quarter-over-quarter increase in other operating expenses are listed in the following table:

(in thousands)
Hurricane Michael regulatory proceeding settlement - depreciation and amortization impact(1)	$5,355
Unfavorable COVID-19 impacts (primarily bad debt expense)	1,334
Depreciation, asset removal and property tax costs due to new capital investments	1,187
Payroll, Benefits and other employee-related expenses	447
Operating expenses from Elkton Gas acquisition (completed July 2020)	276
Other variances	(11)
Quarter-over-quarter increase in other operating expenses	$8,588
(1) This amount includes $3.6 million of depreciation and amortization for the first and second quarter of 2020.

For the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019:

	Nine Months Ended
	September 30,		Increase
	2020	2019	(decrease)
(in thousands)
Revenue	$259,235	$251,601	$7,634
Cost of sales	67,490	74,452	(6,962)
Gross margin	191,745	177,149	14,596
Operations & maintenance	78,062	73,071	4,991
Depreciation & amortization	33,979	26,099	7,880
Other taxes	13,328	12,669	659
Total operating expenses	125,369	111,839	13,530
Operating income	$66,376	$65,310	$1,066

Operating income for the Regulated Energy segment for the nine months ended September 30, 2020 was $66.4 million, an increase of $1.1 million, compared to the same period in 2019. Excluding the estimated unfavorable COVID-19 impacts of $4.8 million, which included an increase in bad debt expense of $1.9 million, operating income increased $5.9 million as a result of the Hurricane Michael regulatory proceeding settlement, higher gross margin from expansion projects completed by Eastern Shore and Peninsula Pipeline and organic growth in our natural gas distribution businesses. These increases were offset by higher depreciation, amortization and property taxes, including amortization of the regulatory asset associated with the Hurricane Michael regulatory proceeding settlement and higher other operating expenses.

Gross Margin
Items contributing to the period-over-period increase in gross margin are listed in the following table:

(in thousands)
Margin Contribution from Hurricane Michael regulatory proceeding settlement	$8,261
Eastern Shore and Peninsula Pipeline service expansions	5,485
Natural gas distribution - customer growth (excluding service expansions)	2,497
Eastern Shore margin from capital improvements and non-service expansion projects	793
Florida GRIP	678
Margin contribution from Elkton Gas acquisition (completed July 2020)	357
Unfavorable COVID-19 impacts on gross margin	(2,634)
Absence of Florida tax savings (net of GRIP refunds) recorded in the first quarter of 2019 for 2018	(910)
Decreased customer consumption - weather related	(863)
Other variances	932
Period-over-period increase in gross margin	$14,596

The following is a narrative discussion of the significant items in the foregoing table, which we believe is necessary to understand the information disclosed in the table.
Margin Contribution from Hurricane Michael Regulatory Proceeding Settlement
We generated $8.3 million in additional gross margin related as a result of the settlement of the Hurricane Michael regulatory proceeding. Refer to Note 5, Rates and Other Regulatory Activities, in the condensed consolidated financial statements for additional information.

Eastern Shore and Peninsula Pipeline Service Expansions
We generated additional gross margin of $4.5 million from Peninsula Pipeline's Western Palm Beach County, Auburndale and Callahan projects and $1.0 million from Eastern Shore's Del-Mar Energy Pathway project.

Natural Gas Distribution Customer Growth
We generated additional gross margin of $2.5 million from natural gas customer growth. Gross margin increased by $1.1 million in Florida and $1.4 million on the Delmarva Peninsula for the nine months ended September 30, 2020, as compared to the same period in 2019, due primarily to residential customer growth of 4.0 percent on the Delmarva Peninsula and 3.8 percent in Florida. On the Delmarva Peninsula, a larger percentage of the margin growth was generated from residential growth given the expansion of gas into new communities and conversions, while in Florida, as gas heating is not a significant portion of residential use, a greater portion of the margin growth occurred in the commercial and industrial sectors.

Eastern Shore margin from capital improvements and non-service expansion projects
We generated additional gross margin of $0.8 million from Eastern Shore's surcharge on capital spent on several relocation projects and non-service expansion projects.

Florida GRIP
Continued investment in the Florida GRIP generated additional gross margin of $0.7 million in 2020 compared to 2019.

Elkton Gas
Gross margin increased by $0.4 million due to the margin generated by Elkton Gas which we acquired in July 2020.

Unfavorable COVID-19 Impacts
Gross margin decreased by $2.6 million for the nine months ended September 30, 2020, as compared to the same period in 2019, as a result of the lower customer consumption, which was caused by the slowing of economic activities in our service territories as a result of restrictions imposed to promote social distancing and slow down the spread of COVID-19.

Absence of Florida Tax Savings Recorded in the First Quarter of 2019
Gross margin decreased by $0.9 million for the nine months ended September 30, 2020, as compared to the same period in 2019, due primarily to the absence of TCJA related tax savings from 2018 that the Florida PSC allowed us to retain during the first quarter of 2019. In February 2019, the Florida PSC issued a final order regarding the treatment of the TCJA impact, allowing us to retain the savings associated with lower federal tax rates for certain of our natural gas distribution operations. As a result, refunds to GRIP customers and reserves for customer refunds, recorded in 2018 were reversed in the first quarter of 2019.

Decreased Customer Consumption - Weather Related
Gross margin decreased by $0.9 million due to weather and other consumption on the Delmarva Peninsula and in Florida during the first nine months of 2020 compared to the same period in 2019.

Other Operating Expenses
Items contributing to the period-over-period increase in other operating expenses are listed in the following table:

(in thousands)
Hurricane Michael settlement agreement - depreciation and amortization impact	$5,355
Depreciation, asset removal and property tax costs due to new capital investments	3,095
Unfavorable COVID-19 impacts (largely higher bad debt expense)	2,194
Insurance expense (non-health) - both insured and self-insured	1,377
Payroll, benefits and other employee-related expenses	1,029
Facilities maintenance and outside services costs	777
Operating expenses from Elkton acquisition (completed July 2020)	276
Other variances	(573)
Period-over-period increase in other operating expenses	$13,530
.

Unregulated Energy Segment

For the quarter ended September 30, 2020, compared to the quarter ended September 30, 2019:

	Three Months Ended
	September 30,		Increase
	2020	2019	(decrease)
(in thousands)
Revenue	$22,714	$22,280	$434
Cost of sales	9,646	9,862	(216)
Gross margin	13,068	12,418	650
Operations & maintenance	12,412	12,262	150
Depreciation & amortization	2,968	2,519	449
Other taxes	780	806	(26)
Total operating expenses	16,160	15,587	573
Operating loss	$(3,092)	$(3,169)	$77

Operating results for the Unregulated Energy segment increased by $0.1 million for the third quarter, as compared to the third quarter of 2019. Excluding the estimated COVID-19 impacts of $0.3 million, operating income increased $0.4 million driven by margin growth from Marlin Gas Services and incremental margin from the Boulden assets. These increases were partially offset by higher depreciation, amortization and property taxes and higher other operating expenses.

Gross Margin
Items contributing to the quarter-over-quarter increase in gross margin are listed in the following table:

(in thousands)	Margin Impact
Marlin Gas Services - increased gross margin from demand for CNG transportation services	$599
Boulden acquisition (assets acquired in December 2019)	327
Unfavorable COVID-19 impacts on gross margin	(399)
Other variances	123
Quarter-over-quarter increase in gross margin	$650
The following is a narrative discussion of the significant items in the foregoing table, which we believe is necessary to understand the information disclosed in the table.
Marlin Gas Services
•Gross margin increased by $0.6 million in the third quarter of 2020, as compared to the same period in the prior year due to higher demand for compressed natural gas hold services.
Boulden acquisition
•Gross margin increased by $0.3 million due to the margin generated from Boulden, which was acquired by Sharp in December 2019.
Unfavorable COVID-19 Impacts
•Gross margin decreased by $0.4 million as a result of the lower customer consumption, which was caused by the slowing of economic activities in our service territories as a result of restrictions imposed to promote social distancing and slow down the spread of COVID-19.

Other Operating Expenses
Items contributing to the quarter-over-quarter increase in other operating expenses are listed in the following table:

(in thousands)
Depreciation, amortization and property tax costs due to new capital investments	$425
Operating expenses from Boulden acquisition (completed December 2019)	290
Payroll, Benefits and other employee-related expenses	(202)
Other variances	60
Quarter-over-quarter increase in other operating expenses	$573

For the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019:

	Nine Months Ended
	September 30,		Increase
	2020	2019	(decrease)
(in thousands)
Revenue	$104,466	$108,985	$(4,519)
Cost of sales	42,583	49,645	(7,062)
Gross margin	61,883	59,340	2,543
Operations & maintenance	39,408	37,965	1,443
Depreciation & amortization	8,774	7,462	1,312
Other taxes	2,651	2,596	55
Total operating expenses	50,833	48,023	2,810
Operating income	$11,050	$11,317	$(267)
Operating income for the Unregulated Energy segment decreased by $0.3 million for the nine months ended September 30, 2020, compared to the same period in 2019. Excluding the estimated COVID-19 impacts of $1.6 million, operating income increased $1.3 million as a result of incremental gross margin from the acquisition of the Boulden propane assets, higher retail propane margins per gallon and increased demand for Marlin Gas Services' CNG transportation services. These increases were partially offset by reduced gross margins from overall warmer temperatures, expenses associated with recent acquisitions, and increased insurance expense.
Gross Margin
Items contributing to the period-over-period increase in gross margin are listed in the following table:

(in thousands)
Propane Operations
Boulden acquisition (assets acquired in December 2019)	$2,763
Increased retail propane margins per gallon driven by favorable market conditions and supply management	1,892
Decreased customer consumption - primarily weather related	(1,540)
Marlin Gas Services
Increased demand for CNG services	694
Aspire Energy
Decreased customer consumption - primarily weather related	(687)
Higher margins from negotiated rate increases	443
Unfavorable COVID-19 impacts on gross margin	(1,145)
Other variances	123
Period-over-period increase in gross margin	$2,543
The following is a narrative discussion of the significant items in the foregoing table, which we believe is necessary to understand the information disclosed in the table.

Propane Operations
•Propane Operations - Boulden - Gross margin increased by $2.8 million due to the margin generated from Boulden, which was acquired by Sharp in December 2019.
•Increased Retail Propane Margins - Gross margin increased by $1.9 million, for the nine months ended September 30, 2020 as compared to the same period in the prior year, due to lower propane inventory costs and favorable market conditions. These market conditions, which include market pricing and competition with other propane suppliers, as well as the availability and price of alternative energy sources, may fluctuate based on changes in demand, supply and other energy commodity prices.
•Decreased Customer Consumption Primarily Driven by Weather - Gross margin decreased by $1.5 million primarily from the Mid-Atlantic propane operations as weather on the Delmarva Peninsula was 6 percent warmer for the nine months ended September 30, 2020 compared to the same period in 2019.

Marlin Gas Services
•Gross margin increased by $0.7 million for the nine months ended September 30, 2020, as compared to the same period in the prior year due to higher demand for compressed natural gas hold services.
Aspire Energy
•Decreased Customer Consumption Primarily Driven by Weather - Gross margin decreased by $0.7 million due to lower consumption as weather in Ohio was approximately 4 percent warmer for the nine months ended September 30, 2020 compared to the same period in 2019.
•Increased Margin Driven by Changes in Rates - Gross margin increased by $0.4 million in 2020, as compared to the prior year, due primarily to higher margins from negotiated rate increases.
Unfavorable COVID-19 Impacts
•Gross margin decreased by $1.1 million as a result of lower customer consumption, which was caused by the slowing of economic activities in our service territories as a result of restrictions imposed to promote social distancing and to slow down the spread of COVID-19.

Other Operating Expenses
Items contributing to the period-over-period increase in other operating expenses are listed in the following table:

(in thousands)
Depreciation, amortization and property tax costs due to new capital investments	$1,326
Operating expenses from Boulden acquisition (completed in December 2019)	939
Insurance expense (non-health) - both insured and self-insured	523
Unfavorable COVID-19 impacts (higher operating and bad debt expenses)	417
Other variances	(395)
Period-over-period increase in other operating expenses	$2,810
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

OTHER EXPENSE, NET
For the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019
Other expense, net, which includes non-operating investment income (expense), interest income, late fees charged to customers, gains or losses from the sale of assets and pension and other benefits expense, increased by $0.3 million in the third quarter of 2020, compared to the same period in 2019. The increase was primarily due to lower pension expense.
For the nine months ended September 30, 2020 compared to for the nine months ended September 30, 2019
Other expense, net, which includes non-operating investment income (expense), interest income, late fees charged to customers, gains or losses from the sale of assets and pension and other benefits expense, increased by $3.7 million for the first nine months of 2020, compared to the same period in 2019. The increase was primarily due to gains from the sale of two properties as well as lower pension expense. The property sales were made possible due to changes in the consolidation of certain operations.

INTEREST CHARGES
For the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019
Interest charges for the quarter ended September 30, 2020 decreased by $0.8 million, compared to the same period in 2019, attributable primarily to $1.1 million in amortization expense associated with a regulatory liability that was established in connection with the Hurricane Michael regulatory proceeding settlement offset by $0.2 million in lower capitalized interest associated with growth projects. Higher interest expense from long-term debt offset the decreased interest from short-term borrowings as we consummated several refinancing of short-term debt to long-term debt in mid-2019 and earlier this year.

For the nine months ended September 30, 2020 compared to for the nine months ended September 30, 2019
Interest charges for the nine months ended September 30, 2020 decreased by $1.1 million, compared to the same period in 2019, attributable primarily to a decrease of $3.6 million in interest expense primarily on lower levels outstanding under our revolving credit facilities and lower interest rates on short-term borrowings, $1.1 million in amortization expense associated with a regulatory liability that was established in connection with the Hurricane Michael regulatory proceeding settlement, and $0.3 million in higher capitalized interest associated with growth projects. This decrease was offset by an increase of $3.9 million in interest expense on long-term debt as a result of several long-term debt placements in 2019 and 2020.

INCOME TAXES
For the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019
Income tax expense was $3.5 million for the quarter ended September 30, 2020, compared to $2.4 million for the quarter ended September 30, 2019. Our effective income tax rate was 27.4 percent and 27.3 percent, for the three months ended September 30, 2020 and 2019, respectively.

For the nine months ended September 30, 2020 compared to for the nine months ended September 30, 2019
Income tax expense was $16.1 million for the nine months ended September 30, 2020, compared to $15.4 million in the same period in 2019. Our effective income tax rate was 24.7 percent and 25.9 percent for the nine months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020, we implemented certain provisions of the CARES Act that allowed us to carryback net operating losses from 2018 and 2019 into prior year periods where the federal income tax rate was higher. As a result, we recognized a $1.7 million reduction in tax expense for the nine months ended September 30, 2020. Excluding this impact of the CARES Act, our effective tax rate for the nine months ended September 30, 2020 was 27.3 percent.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Our capital requirements reflect the capital-intensive and seasonal nature of our business and are principally attributable to investment in new plant and equipment, retirement of outstanding debt and seasonal variability in working capital. We rely on cash generated from operations, short-term borrowings, and other sources to meet normal working capital requirements and to temporarily finance capital expenditures. We may also issue long-term debt and equity to fund capital expenditures and to more closely align our capital structure with our target capital structure. We maintain an effective shelf registration statement with the SEC for the issuance of shares of common stock in various types of equity offerings, including shares of common stock under our ATM equity program, as well as an effective registration statement with respect to the DRIP. Depending on our capital needs and subject to market conditions, in addition to other possible debt and equity offerings, we may consider issuing additional shares under the direct share purchase component of the DRIP and/or under the ATM equity program. Beginning in the third quarter of 2020, we issued shares of common stock under both the DRIP and the ATM equity program.
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
Capital expenditures for investments in new or acquired plant and equipment are our largest capital requirements. Our capital expenditures were $143.9 million for the nine months ended September 30, 2020. The following table shows a range of the expected 2020 capital expenditures by segment and by business line:

	2020
(dollars in thousands)	Low	High
Regulated Energy:
Natural gas distribution	$77,000	$85,000
Natural gas transmission	70,000	74,000
Electric distribution	3,000	5,000
Total Regulated Energy	150,000	164,000
Unregulated Energy:
Propane distribution	14,000	16,000
Energy transmission	17,000	18,000
Other unregulated energy	12,000	14,000
Total Unregulated Energy	43,000	48,000
Other:
Corporate and other businesses	2,000	3,000
Total Other	2,000	3,000
Total 2020 Expected Capital Expenditures	$195,000	$215,000

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
The following table presents our capitalization, excluding and including short-term borrowings, as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
(in thousands)
Long-term debt, net of current maturities	$519,971	46%	$440,168	44%
Stockholders’ equity	616,690	54%	561,577	56%
Total capitalization, excluding short-term debt	$1,136,661	100%	$1,001,745	100%

	September 30, 2020		December 31, 2019
(in thousands)
Short-term debt	$216,388	16%	$247,371	19%
Long-term debt, including current maturities	535,571	39%	485,768	38%
Stockholders’ equity	616,690	45%	561,577	43%
Total capitalization, including short-term debt	$1,368,649	100%	$1,294,716	100%
Our target ratio of equity to total capitalization, including short-term borrowings, is between 50 and 60 percent. We seek to align permanent financing with the in-service dates of our capital projects. We may utilize more temporary short-term debt when the financing cost is attractive as a bridge to the permanent long-term financing or if the equity markets are volatile.
Our equity to total capitalization ratio, including short-term borrowings, was 45 percent as of September 30, 2020. As a result of issuing additional equity in October 2020, as described below, our equity to total capitalization ratio including short-term borrowings was approximately 50 percent at October 31, 2020.
In September 2020, we issued 0.2 million shares of common stock through our DRIP and the ATM programs and received net proceeds of approximately $19.2 million which were added to our general funds. In October 2020, we issued an additional 0.7 million shares of common stock through the same programs and received approximately $63.8 million in net proceeds, for the DRIP and ATM issuances. See Note 9, Stockholders’ Equity, in the condensed consolidated financial statements for additional information on commissions and fees paid in connection with these issuances.
Term Notes
In January 2019, we issued a $30.0 million unsecured term note through Branch Banking and Trust Company, with a maturity date of February 28, 2020. This note was paid in full in February 2020 utilizing our short-term borrowing facilities.
Shelf Agreements
We have entered into Shelf Agreements with Prudential, MetLife and NYL, whom are under no obligation to purchase any unsecured debt. The following table summarizes our Shelf Agreements at September 30, 2020:

(in thousands)	Total Borrowing Capacity	Less: Amount of Debt Issued	Less: Unfunded Commitments	Remaining Borrowing Capacity
Shelf Agreement
Prudential Shelf Agreement (1) (2)	$370,000	$(220,000)	$—	$150,000
MetLife Shelf Agreement (3)	150,000	—	—	150,000
NYL Shelf Agreement (4)	150,000	(140,000)	—	10,000
Total Shelf Agreements as of September 30, 2020	$670,000	$(360,000)	$—	$310,000

(1) In January 2020, we requested and Prudential accepted our request to purchase $50.0 million of our unsecured debt. We issued the Shelf Notes in July 2020 at the rate of 3.00 percent per annum.
(2) In April 2020, the Prudential Shelf Agreement was amended to increase the available borrowing capacity to $150.0 million. The Shelf Agreement expires in April 2023.
(3) In May 2020, we reached into an agreement with MetLife to provide a new $150.0 million MetLife Shelf Agreement for a three-year term ending May 2023.
(4) In February 2020, we requested and NYL accepted our request to purchase $40.0 million of our unsecured debt. The Shelf Notes were issued in August 2020 at the rate of 2.96 percent per annum. The Shelf Agreement expires in November 2021.
The Uncollateralized Senior Notes, Shelf Agreements or Shelf Notes set forth certain business covenants to which we are subject when any note is outstanding, including covenants that limit or restrict our ability, and the ability of our subsidiaries, to incur indebtedness, or place or permit liens and encumbrances on any of our property or the property of our subsidiaries.
Short-term Borrowings
We are authorized by our Board of Directors to borrow up to $375.0 million of short-term debt, as required, from among our various short-term debt facilities. We utilize bank lines of credit to provide funds for our short-term cash needs to meet seasonal working capital requirements and to temporarily fund portions of the capital expenditure program.

In the second quarter of 2020, we entered into interest rate swaps with notional amounts totaling $100.0 million associated with three of our short-term lines of credit through October 2020. The interest rate swaps were entered to hedge the variability in cash flows attributable to changes in the short-term borrowing rates during this period. The fixed swap rates ranged between 0.2615 and 0.3875 percent for the period. Our short-term borrowing is based on the 30-day LIBOR rate. The interest swap is cash settled monthly as the counter-party pays us the 30-day LIBOR rate less the fixed rate.

In September 2020, we entered into a new $375.0 million syndicated revolving line of credit, the Revolver, with six participating lenders. The Revolver expires on September 29, 2021 and has a commitment fee of 0.175 percent and an interest rate of 1.125 percent over LIBOR. As a result of entering into the Revolver, in September 2020, we terminated and paid the outstanding balances for all of our previously existing bilateral lines of credit and the previous revolving credit facility. Our available credit under the new Revolver at September 30, 2020 was $154.7 million. Our book overdrafts were $0.9 million and $3.2 million at September 30, 2020 and December 31, 2019, respectively. If presented, the book overdrafts would be funded through the Revolver.
The availability of funds under the Revolver is subject to conditions specified in the credit agreement, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in the agreement. We are required by the financial covenants our Revolver to maintain, at the end of each fiscal year, a funded indebtedness ratio of no greater than 65 percent. As of September 30, 2020, we are in compliance with all of our debt covenants.

Cash Flows
The following table provides a summary of our operating, investing and financing cash flows for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,
(in thousands)	2020	2019
Net cash provided by (used in):
Operating activities	$115,880	$103,939
Investing activities	(136,551)	(139,913)
Financing activities	16,742	34,205
Net decrease in cash and cash equivalents	(3,929)	(1,769)
Cash and cash equivalents—beginning of period	6,985	6,089
Cash and cash equivalents—end of period	$3,056	$4,320

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
During the nine months ended September 30, 2020 and 2019, net cash provided by operating activities was $115.9 million and $103.9 million, respectively, resulting in an increase in cash flows of $12.0 million. Significant operating activities generating the cash flows change were as follows:
•Net income, adjusted for non-cash adjustments and reconciling activities, increased cash flows by $26.2 million, due primarily to deferred income taxes and depreciation and amortization, offset by realized gain on commodity contracts and sale of assets;
•Changes in net accounts receivable and accrued revenue and accounts payable and accrued liabilities increased cash flows by $8.9 million, due in part to the timing and receipt of payments and the absence of PESCO, whose assets and contracts were sold in the fourth quarter of 2019;
•Changes in net regulatory assets and liabilities increased cash flows by $4.9 million due primarily to the change in fuel costs collected through the various cost recovery mechanisms;
•Net cash flows from income taxes receivable decreased by $11.0 million due primarily to the implementation of the federal tax law associated with the CARES Act;
•Changes in net prepaid expenses and other current assets, customer deposits and refunds, accrued compensation and other net assets and liabilities, decreased cash flows by $11.8 million; and
•Net cash flows from changes in propane inventory, storage gas and other inventories decreased by approximately $5.2 million.

Cash Flows Used in Investing Activities
Net cash used in investing activities totaled $136.6 million and $139.9 million during the nine months ended September 30, 2020 and 2019, respectively, resulting in an increase in cash flows of $3.3 million. Cash paid for capital expenditures was $123.4 million for the first nine months of 2020, compared to $139.3 million for the same period in 2019, resulting in increased cash flows of $15.9 million, and was offset by cash paid for the acquisition of Elkton Gas of $15.6 million.

Cash Flows Provided by Financing Activities
Net cash used by financing activities totaled $16.7 million during the nine months ended September 30, 2020 compared to $34.2 million of net cash provided by financing activities during the prior year period resulting in a decrease in cash flows of $17.5 million. The decrease in net cash provided by financing activities resulted primarily from the following:
•Decreased cash flows of $40.0 million associated with issuance of long-term debt. For the nine months ended September 30, 2020, we received $89.8 million from the issuance of Prudential Shelf Notes in July 2020 and NYL Shelf Notes in August 2020. For the nine months ended September 30, 2019, we received $129.8 million from the issuance of the Prudential Shelf Notes in August 2019 and term notes in January 2019;
•Decreased cash flows of $33.7 million from repayments of long-term debt;
•Increased cash flows of $0.1 million as a result of changes in cash overdrafts in 2020;
•Cash dividends of $20.0 million paid during the nine months ended September 30, 2020, compared to $18.2 million for the nine months ended September 30, 2019;
•Increased cash flows from short-term borrowing of $37.9 million under our line of credit arrangements; and
•Increased cash flows of $20.3 million as a result of issuing stock under the DRIP and the ATM equity program.
Off-Balance Sheet Arrangements
We have issued corporate guarantees to certain vendors of our subsidiaries that provide for the payment of propane and natural gas purchases in the event of the subsidiary’s default. The liabilities for these purchases are recorded in our financial statements when incurred. The aggregate amount guaranteed at September 30, 2020 was $7.9 million, with the guarantees expiring on various dates through September 24, 2021. The amounts related to PESCO were immaterial and were fully terminated in October 2020. See Note 3, Acquisitions and Divestitures, in the condensed consolidated financial statements for additional details on the sale of assets and contracts for PESCO.

As of September 30, 2020, we have issued letters of credit totaling approximately $4.8 million related to the electric transmission services for FPU's electric division, the firm transportation service agreement between TETLP and our Delaware and Maryland divisions, to our current and previous primary insurance carriers. These letters of credit have various expiration dates through October 5, 2021. There have been no draws on these letters of credit as of September 30, 2020. We do not anticipate that the counterparties will draw upon these letters of credit, and we expect that they will be renewed to the extent necessary in the future. Additional information is presented in Note 7, Other Commitments and Contingencies, in the condensed consolidated financial statements. At September 30, 2020, letters of credit associated with PESCO were fully terminated. See Note 3, Acquisitions and Divestitures, in the condensed consolidated financial statements for additional details on the sale of PESCO.

Contractual Obligations
There has been no material change in the contractual obligations presented in our 2019 Annual Report on Form 10-K, except for commodity purchase obligations entered into in the ordinary course of our business. The following table summarizes commodity purchase contract obligations at September 30, 2020:

	Payments Due by Period
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
(in thousands)
Purchase obligations - Commodity (1)	13,732	17,502	—	—	31,234
Total	$13,732	$17,502	$—	$—	$31,234

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
Rates and Regulatory Matters
Our natural gas distribution operations in Delaware, Maryland and Florida and electric distribution operation in Florida are subject to regulation by the respective state PSC; Eastern Shore is subject to regulation by the FERC; and Peninsula Pipeline is subject to regulation by the Florida PSC. At September 30, 2020, we were involved in regulatory matters in each of the jurisdictions in which we operate. Our significant regulatory matters are fully described in Note 5, Rates and Other Regulatory Activities, to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
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
Long-term debt is subject to potential losses based on changes in interest rates. Our long-term debt at September 30, 2020, consists of fixed-rate Senior Notes and $8.0 million of fixed-rate secured debt. We evaluate whether to refinance existing debt or permanently refinance existing short-term borrowings based in part on the fluctuation in interest rates. The fluctuation in interest rates expose us to potential increased cost we could incur when we issue debt instruments or to provide financing and liquidity for our business activities. Occasionally, we utilize interest rate swap agreements to mitigate short-term borrowing rate risk. Additional information about our long-term debt and short-term borrowing is disclosed in Note 15, Long-Term Debt, and Note 16, Short-Term Borrowings, respectively, in the condensed consolidated financial statements.
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
The following table reflects the changes in the fair market value of financial derivatives contracts related to propane purchases and sales from December 31, 2019 to September 30, 2020:

(in thousands)	Balance at December 31, 2019	Increase (Decrease) in Fair Market Value	Less Amounts Settled	Balance at September 30, 2020
Sharp	$(1,844)	$1,803	$1,582	$1,541
Total	$(1,844)	$1,803	$1,582	$1,541
There were no changes in methods of valuations during the nine months ended September 30, 2020.
The following is a summary of fair market value of financial derivatives as of September 30, 2020, by method of valuation and by maturity for each fiscal year period.

(in thousands)	2020	2021	2022	2023	2024	Total Fair Value
Price based on Mont Belvieu - Sharp	$460	$834	$244	$3	$—	$1,541
Total	$460	$834	$244	$3	$—	$1,541

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and Chief Financial Officer of Chesapeake Utilities, with the participation of other Company officials, have evaluated our “disclosure controls and procedures” (as such term is defined under Rules 13a-15(e) and 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2020. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.
Changes in Internal Control over Financial Reporting
In September 2020, we implemented a new fixed assets tracking system. Throughout this system implementation, we appropriately considered internal controls over financial reporting. Additionally, in response to the COVID-19 pandemic and the current social distancing restrictions that have been established in our service territories, we have implemented our pandemic response plan, which includes having office staff work remotely to promote social distancing in efforts to reduce the spread of COVID-19. During the quarter ended September 30, 2020, the implementation of the new fixed asset tracking system and our pandemic response plan did not result in a change in the design or operations of our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
Period	Purchased	per Share	or Programs (2)	or Programs (2)
July 1, 2020 through July 31, 2020 (1)	556	$84.77	—	—
August 1, 2020 through August 31, 2020	—	—	—	—
September 1, 2020 through September 30, 2020	—	—	—	—
Total	556	$84.77	—	—

(1) Chesapeake Utilities purchased shares of common stock on the open market for the purpose of reinvesting the dividend on shares held in the Rabbi Trust accounts for certain directors and senior executives under the Non-Qualified Deferred Compensation Plan. The Non-Qualified Deferred Compensation Plan is discussed in detail in Item 8 under the heading “Notes to the Consolidated Financial Statements—Note 9, Employee Benefit Plans,” in our latest Annual Report on Form 10-K for the year ended December 31, 2019. During the quarter ended September 30, 2020, 556 shares were purchased through the reinvestment of dividends on deferred stock units.
(2) Except for the purposes described in Footnote (1), Chesapeake Utilities has no publicly announced plans or programs to repurchase its shares.

Item 3. Defaults upon Senior Securities
None.

Item 5. Other Information

    None.

Item 6.     Exhibits

1.1
Equity Distribution Agreement, dated August 17, 2020, by and between Chesapeake Utilities Corporation and each of RBC Capital Markets, LLC, BofA Securities, Inc., Wells Fargo Securities, LLC, Janney Montgomery Scott LLC, Guggenheim Securities, LLC, Maxim Group LLC, Sidoti & Company, LLC, and Siebert Williams Shank & Co., LLC, which was filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed August 18, 2020, File No. 001-11590

10.1*	Credit Agreement, dated September 30, 2020, by and between Chesapeake Utilities Corporation PNC Bank, National Association, and several other financial institutions named therein.

31.1*	Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350.

32.2*	Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

*Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE UTILITIES CORPORATION

/S/ BETH W. COOPER
Beth W. Cooper Executive Vice President, Chief Financial Officer, and Assistant Corporate Secretary
Date: November 4, 2020