Form 10-K
period 2020-12-31
CHESAPEAKE UTILITIES CORP
filed 2021-02-24
CIK 19745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934      For the Fiscal Year Ended: December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

The aggregate market value of the common shares held by non-affiliates of Chesapeake Utilities Corporation as of June 30, 2020, the last business day of its most recently completed second fiscal quarter, based on the last sale price on that date, as reported by the New York Stock Exchange, was approximately $1.3 billion.
The number of shares of Chesapeake Utilities Corporation's common stock outstanding as of February 18, 2021 was 17,473,124
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Chesapeake Utilities Corporation Proxy Statement for the 2021 Annual Meeting of Shareholders are incorporated by reference in Part II and Part III hereof.

CHESAPEAKE UTILITIES CORPORATION
FORM 10-K
YEAR ENDED DECEMBER 31, 2020

GLOSSARY OF DEFINITIONS
ASC: Accounting Standards Codification issued by the FASB
Aspire Energy: Aspire Energy of Ohio, LLC, a wholly-owned subsidiary of Chesapeake Utilities

Aspire Energy Express: Aspire Energy Express, LLC, a wholly-owned subsidiary of Chesapeake Utilities

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
LNG: Liquefied Natural Gas
Marlin Gas Services: Marlin Gas Services, LLC, a wholly-owned subsidiary of Chesapeake Utilities

MetLife: MetLife Investment Advisors, an institutional debt investment management firm, with which we have previously issued Senior Notes and which is a party to the current MetLife Shelf Agreement, as amended
MGP: Manufactured gas plant, which is a site where coal was previously used to manufacture gaseous fuel for industrial, commercial and residential use
MW: Megawatt, which is a unit of measurement for electric power or capacity
NOL: Net operating losses
NYL: New York Life Investors LLC, an institutional debt investment management firm, with which Chesapeake Utilities entered into a Shelf Agreement and issued Shelf Notes
Peninsula Pipeline: Peninsula Pipeline Company, Inc., a wholly-owned subsidiary of Chesapeake Utilities
Peoples Gas: Peoples Gas System, an Emera Incorporated subsidiary
PESCO: Peninsula Energy Services Company, Inc., an inactive wholly-owned subsidiary of Chesapeake Utilities
Prudential: Prudential Investment Management Inc., an institutional investment management firm, with which Chesapeake Utilities entered into a previous Shelf Agreement, which has been subsequently amended, and issued Shelf Notes
PSC: Public Service Commission, which is the state agency that regulates utility rates and/or services in certain of our jurisdictions
Revolver: Our new $375 million unsecured revolving credit facility with certain lenders
RNG: Renewable natural gas
Sandpiper Energy: Sandpiper Energy, Inc., a wholly-owned subsidiary of Chesapeake Utilities
SEC: Securities and Exchange Commission
Senior Notes: Our unsecured long-term debt issued primarily to insurance companies on various dates
Sharp: Sharp Energy, Inc., a wholly-owned subsidiary of Chesapeake Utilities
Shelf Agreement: An agreement entered into by Chesapeake Utilities and a counterparty pursuant to which Chesapeake Utilities may request that the counterparty purchase our unsecured senior debt with a fixed interest rate and a maturity date not to exceed 20 years from the date of issuance
Shelf Notes: Unsecured senior promissory notes issuable under the respective Shelf Agreement executed with various counterparties
SICP: 2013 Stock and Incentive Compensation Plan
TCJA: Tax Cuts and Jobs Act enacted on December 22, 2017
TETLP: Texas Eastern Transmission, LP, an interstate pipeline interconnected with Eastern Shore's pipeline
Uncollateralized Senior Notes: Our unsecured long-term debt issued primarily to insurance companies on various dates
U.S.: The United States of America
Western Natural Gas: Western Natural Gas Company

PART I
References in this document to “Chesapeake,” “Chesapeake Utilities,” the “Company,” “we,” “us” and “our” mean Chesapeake Utilities Corporation, its divisions and/or its subsidiaries, as appropriate in the context of the disclosure.
Safe Harbor for Forward-Looking Statements
We make statements in this Annual Report on Form 10-K (this "Annual Report") that do not directly or exclusively relate to historical facts. Such statements are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. One can typically identify forward-looking statements by the use of forward-looking words, such as “project,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “continue,” “potential,” “forecast” or other similar words, or future or conditional verbs such as “may,” “will,” “should,” “would” or “could.” These statements represent our intentions, plans, expectations, assumptions and beliefs about future financial performance, business strategy, projected plans and objectives of the Company. Forward-looking statements speak only as of the date they are made or as of the date indicated and we do not undertake any obligation to update forward-looking statements as a result of new information, future events or otherwise. These statements are subject to many risks and uncertainties. In addition to the risk factors described under Item 1A, Risk Factors, the following important factors, among others, could cause actual future results to differ materially from those expressed in the forward-looking statements:
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
•the inherent hazards and risks involved in transporting and distributing natural gas, electricity and propane;
•the economy in our service territories or markets, the nation, and worldwide, including the impact of economic conditions (which we do not control) on demand for natural gas, electricity, propane or other fuels;
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
•the extent of our success in connecting natural gas and electric supplies to our transmission systems, establishing and maintaining key supply sources, and expanding natural gas and electric markets;
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
Chesapeake Utilities Corporation 2020 Form 10-K Page 1

ITEM 1. Business.
Corporate Overview and Strategy
Chesapeake Utilities Corporation is a Delaware corporation formed in 1947 with operations primarily in the Mid-Atlantic region, Florida and Ohio. We are an energy delivery company engaged in the distribution of natural gas, electricity and propane; the transmission of natural gas; the generation of electricity and steam, and in providing related services to our customers. Our strategy is focused on growing earnings from a stable utility foundation and investing in related businesses and services that provide opportunities for returns greater than traditional utility returns. We are focused on identifying and developing opportunities across the energy value chain, with emphasis on midstream and downstream investments that are accretive to earnings per share, consistent with our long-term growth strategy and create opportunities to continue our record of top tier returns on equity relative to our peer group. The Company’s growth strategy includes the continued investment and expansion of the Company’s natural gas operations that provide a stable base of earnings, as well as investments in other related (non-regulated businesses) and services. By investing in these related business and services, the Company creates opportunities to sustain its track record of higher returns, as compared to a traditional utility.

Currently, the Company’s growth strategy is focused on the following platforms, including:
•Optimizing the earnings growth in our existing businesses, which includes organic growth, territory expansions, and new products and services as well as increased opportunities for collaboration and efficiencies across the organization.
•Identification and pursuit of additional pipeline expansions, including new interstate and intrastate transmission projects.
•Growth of Marlin Gas Services’ CNG transport business and expansion into LNG and RNG transport services as well as methane capture.
•Identifying and undertaking additional strategic propane acquisitions that provide a larger foundation in current markets and expand our brand and presence into new strategic growth markets.
•Pursuit of growth opportunities that enable us to utilize our integrated set of energy delivery businesses to participate in renewable energy opportunities.

Operating Segments
We operate within two reportable segments: Regulated Energy and Unregulated Energy. The remainder of our operations is presented as “Other businesses and eliminations." These segments are described below in detail.

Regulated Energy
Our regulated energy businesses are comprised of natural gas and electric distribution, as well as natural gas transmission services. The following table presents net income for the year ended December 31, 2020 and total assets as of December 31, 2020, for our Regulated Energy segment by operation and area served:

Operations	Areas Served	Net Income	Total Assets
(in thousands)
Natural Gas Distribution
Delmarva Natural Gas (1)	Delaware/Maryland	$9,448	$319,028
Central Florida Gas and FPU	Florida	12,542	451,966
Natural Gas Transmission
Eastern Shore	Delaware/Maryland/ Pennsylvania	20,320	471,492
Peninsula Pipeline	Florida	9,359	129,862
Aspire Energy Express	Ohio	34	1,599
Electric Distribution
FPU	Florida	3,942	173,672
Total Regulated Energy		$55,645	$1,547,619
Chesapeake Utilities Corporation 2020 Form 10-K     Page 2

(1) Delmarva Natural Gas consists of Delaware division, Maryland division, Sandpiper Energy and Elkton Gas.
Revenues in the Regulated Energy segment are based on rates regulated by the PSC in the states in which we operate or, in the case of Eastern Shore, which is an interstate business, by the FERC. The rates are designed to generate revenues to recover all prudent operating and financing costs and provide a reasonable return for our stockholders. Each of our distribution and transmission operations has a rate base, which generally consists of the original cost of the operation's plant, less accumulated depreciation, working capital and other assets. For Delmarva Natural Gas and Eastern Shore, rate base also includes deferred income tax liabilities and other additions or deductions. Our Regulated Energy operations in Florida do not include deferred income tax liabilities in their rate base.
Our natural gas and electric distribution operations bill customers at standard rates approved by their respective state PSC. Each state PSC allows us to negotiate rates, based on approved methodologies, for large customers that can switch to other fuels. Some of our customers in Maryland receive propane through underground distribution systems in Worcester County. We bill these customers under PSC-approved rates and include them in the natural gas distribution results and customer statistics.
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
Acquisition of Elkton Gas
In July 2020, we closed on the acquisition of Elkton Gas, which provides natural gas distribution service to approximately 7,000 residential and commercial customers within a franchised area of Cecil County, Maryland. See Item 8, Financial Statements and Supplementary Data (Note 4, Acquisitions and Divestitures in the consolidated financial statements) for further information. The results of Elkton Gas are now included within our Delmarva Natural Gas distribution operations.

Operational Highlights
The following table presents operating revenues, volumes and the average number of customers by customer class for our natural gas and electric distribution operations for the year ended December 31, 2020:

	Delmarva Natural Gas Distribution (2)		Florida Natural Gas Distribution (3)		FPU Electric Distribution
Operating Revenues (in thousands)
Residential	$64,640	62%	$38,975	32%	$45,550	59%
Commercial	30,788	29%	30,745	26%	34,494	45%
Industrial	9,138	9%	39,054	32%	1,336	2%
Other (1)	290	<1%	12,225	10%	(4,517)	(6)%
Total Operating Revenues	$104,856	100%	$120,999	100%	$76,863	100%

Volumes (in Dts for natural gas/KW Hours for electric)
Residential	3,697,300	29%	1,897,364	4%	305,020	50%
Commercial	3,671,768	29%	5,921,505	14%	293,262	48%
Industrial	5,236,104	40%	32,215,804	75%	14,806	2%
Other	270,013	2%	2,900,247	7%	—	—%
Total Volumes	12,875,185	100%	42,934,920	100%	613,088	100%

Average Number of Customers (4)
Residential	84,191	91%	77,936	91%	25,044	77%
Commercial	7,764	9%	5,574	6%	7,280	23%
Industrial	195	<1%	2,530	3%	2	<1%
Other	16	<1%	14	<1%	—	—%
Total Average Number of Customers	92,166	100%	86,054	100%	32,326	100%
(1) Operating Revenues from "Other" sources include revenue, unbilled revenue, under (over) recoveries of fuel cost, conservation revenue, other miscellaneous charges, fees for billing services provided to third parties, and adjustments for pass-through taxes.
(2) Operating revenues, volumes and average customers for the Delmarva natural gas distribution operations includes those for Elkton Gas which was acquired in July 2020. See Item 8, Financial Statements and Supplementary Data (Note 4, Acquisitions and Divestitures in the consolidated financial statements) for further information.
(3) Florida natural gas distribution includes Chesapeake Utilities' Central Florida Gas division, FPU and FPU's Indiantown and Fort Meade divisions.
Chesapeake Utilities Corporation 2020 Form 10-K Page 3

(4) Average number of customers is based on the twelve-month average for the year ended December 31, 2020.

The following table presents operating revenues, by customer type, for Eastern Shore and Peninsula Pipeline for the year ended December 31, 2020, as well as contracted firm transportation capacity by customer type, and design day capacity at December 31, 2020:

	Eastern Shore		Peninsula Pipeline
Operating Revenues (in thousands)
Local distribution companies - affiliated (1)	$26,855	36%	$20,827	90%
Local distribution companies - non-affiliated	24,953	33%	840	4%
Commercial and industrial - affiliated	—	—%	1,120	5%
Commercial and industrial - non-affiliated	22,905	31%	264	1%
Other (2)	404	<1%	29	<1%
Total Operating Revenues	$75,117	100%	$23,080	100%

Contracted firm transportation capacity (in Dts/d)
Local distribution companies - affiliated	148,795	49%	306,400	98%
Local distribution companies - non-affiliated	58,576	20%	4,825	1%
Commercial and industrial - affiliated	—	—%	1,500	1%
Commercial and industrial - non-affiliated	93,540	31%	600	<1%
Total Contracted firm transportation capacity	300,911	100%	313,325	100%

Design day capacity (in Dts/d)	300,911	100%	313,325	100%
(1) Eastern Shore's and Peninsula Pipeline's service to our local distribution affiliates is based on the respective regulator's approved rates and is an integral component of the cost associated with providing natural gas supplies to the end users of those affiliates. We eliminate operating revenues of these entities against the cost of sales of those affiliates in our consolidated financial information; however, our local distribution affiliates include this amount in their purchased fuel cost and recover it through fuel cost recovery mechanisms.
(2) Operating revenues from "Other" sources are from the rental of gas properties.
Regulatory Overview
The following table highlights key regulatory information for each of our principal Regulated Energy operations. Peninsula Pipeline is not regulated with regard to cost of service by either the Florida PSC or FERC and is therefore excluded from the table. See Item 8, Financial Statements and Supplementary Data (Note 19, Rates and Other Regulatory Activities, in the consolidated financial statements) for further discussion on the impact of this legislation on our regulated businesses.

	Natural Gas Distribution
	Delmarva				Florida		Electric Distribution	Natural Gas Transmission
Operation/Division	Delaware	Maryland	Sandpiper	Elkton Gas (7)	Chesapeake's Florida natural gas division	FPU	FPU	Eastern Shore
Regulatory Agency	Delaware PSC	Maryland PSC			Florida PSC			FERC
Effective date - Last Rate Order	01/01/2017	12/1/2007	12/01/2019	02/07/2019	01/14/2010	01/14/2010(1)	10/8/2020	08/01/2017
Rate Base (in Rates) (in Millions)	Not stated	Not stated	Not stated	Not stated	$46.7	$68.9	$24.9	Not stated
Annual Rate Increase Approved (in Millions)	$2.3	$0.6	N/A(2)	$0.1	$2.5	$8.0	$3.4 base rate and $7.7 from storm surcharge	$9.8
Capital Structure (in rates)(3)*	Not stated	LTD: 42% STD: 5% Equity: 53%	Not stated	LTD: 50% Equity: 50%	LTD: 31% STD: 6% Equity: 43% Other: 20%	LTD: 31% Equity: 47% Other: 22%	LTD: 22% STD: 23% Equity: 55%	Not stated
Allowed Return on Equity	9.75% (4)	10.75%(4)	Not stated (5)	9.80%	10.80%(4)	10.85%(4)	10.25%(4), (6)	Not stated
TJCA Refund Status associated with customer rates	Refunded	Refunded	Refunded	N/A	Retained	Retained	Refunded	Refunded
(1) The effective date of the order approving the settlement agreement, which adjusted the rates originally approved on June 4, 2009.
(2) The Maryland PSC approved a declining return on equity that will result in a decline in our rates.
(3) Other components of capital structure include customer deposits, deferred income taxes and tax credits.
Chesapeake Utilities Corporation 2020 Form 10-K     Page 4

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
(7) The rate increase and allowed return on equity for Elkton Gas were approved by the Maryland PSC before we acquired the company.
* LTD-Long-term debt; STD-Short-term debt.

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

In late 2019, the Florida PSC approved an interim rate increase, subject to refund, effective January 1, 2020, associated with the restoration effort following Hurricane Michael. We fully reserved these interim rates, pending a final resolution and settlement of the limited proceeding. In September 2020, the Florida PSC approved a settlement agreement between FPU and the Office of the Public Counsel regarding final cost recovery and rates associated with Hurricane Michael. The settlement agreement allowed us to: (a) refund the over-collection of interim rates through the fuel clause; (b) record regulatory assets for storm costs in the amount of $45.8 million including interest which will be amortized over six years; (c) recover these storm costs through a surcharge totaling $7.7 million annually; and (d) collect an annual increase in revenue of $3.3 million to recover capital costs associated with new plant investments and a regulatory asset for the cost of removal and undepreciated plant. The new base rates and storm surcharge were effective on November 1, 2020.

In September 2019, FPU filed a petition, with the Florida PSC, for approval of its consolidated electric depreciation rates. The petition was joined to the Hurricane Michael docket, and was approved at the Florida PSC Agenda in September 2020. The approved rates were retroactively applied effective January 1, 2020. See Item 8, Financial Statements and Supplementary Data (Note 19, Rates and Other Regulatory Activities, in the consolidated financial statements) for further information.

The following table presents surcharge and other mechanisms that have been approved by the respective PSC for our regulated energy distribution businesses. These include Delaware surcharges to expand natural gas service in its service territory as well as for the conversion of propane distribution systems to natural gas, Maryland’s surcharges to fund natural gas conversions and system improvements in Worcester County, Florida’s GRIP surcharge which provides accelerated recovery of the costs of replacing older portions of the natural gas distribution system to improve safety and reliability and the Florida electric distribution operation's limited proceeding which allowed recovery of storm-related costs.

Operation(s)/Division(s)	Jurisdiction	Infrastructure mechanism	Revenue normalization
Delaware division	Delaware	Yes	No
Maryland division	Maryland	No	Yes
Sandpiper Energy	Maryland	Yes	Yes
Elkton Gas	Maryland	No	Yes
FPU and Central Florida Gas natural gas divisions	Florida	Yes	No
FPU electric division	Florida	Yes	No

Chesapeake Utilities Corporation 2020 Form 10-K Page 5

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
Competition
Natural Gas Distribution
While our natural gas distribution operations do not compete directly with other distributors of natural gas for residential and commercial customers in our service areas, we do compete with other natural gas suppliers and alternative fuel providers for sales to industrial customers. Large customers could bypass our natural gas distribution systems and connect directly to interstate or interstate transmission pipelines, and we compete in all aspects of our natural gas business with alternative energy sources, including electricity, oil, propane and renewables. The most effective means to compete against alternative fuels are lower prices, superior reliability and flexibility of service. Natural gas historically has maintained a price advantage in the residential, commercial and industrial markets, and reliability of natural gas supply and service has been excellent. In addition, we provide flexible pricing to our large customers to minimize fuel switching and protect these volumes and their contributions to the profitability of our natural gas distribution operations.
Natural Gas Transmission
Our natural gas transmission business competes with other interstate and intrastate pipeline companies to provide service to large industrial, generation and distribution customers, primarily in the northern portion of the Delmarva Peninsula and in Florida.
Electric Distribution
While our electric distribution operations do not compete directly with other distributors of electricity for residential and commercial customers in our service areas, we do compete with other electricity suppliers and alternative fuel providers for sales to industrial customers. Some of our large industrial customers may be capable of generating their own electricity, and we structure rates, service offerings and flexibility to retain these customers in order to retain their business and contributions to the profitability of our electric distribution operations.
Supplies, Transmission and Storage
Natural Gas Distribution
Our natural gas distribution operations purchase natural gas from marketers and producers and maintain contracts for transportation and storage with several interstate pipeline companies to meet projected customer demand requirements. We believe that our supply and capacity strategy will adequately meet our customers’ needs over the next several years and we will continue to adapt our supply strategy to meet projected growth in customer demand within our service territories.
The Delmarva natural gas distribution systems are directly connected to Eastern Shore’s pipeline, which has connections to other pipelines that provide us with transportation and storage. These operations can also use propane-air and liquefied natural gas peak-shaving equipment to serve customers. In March 2020, our Delmarva Peninsula natural gas distribution operations entered into asset management agreements with a third party to manage their natural gas transportation and storage capacity. The agreements were effective as of April 1, 2020 and expire on March 31, 2023. Previously, our Delmarva Peninsula natural gas distribution operation had asset management agreements with PESCO to manage their natural gas transportation and storage capacity. Our Delmarva operations receive a fee, which we share with our customers, from the asset manager, who optimizes the transportation, storage and natural gas supply for these operations.
Our Florida natural gas distribution operation uses Peninsula Pipeline and Peoples Gas to transport natural gas where there is no direct connection with FGT. In May 2019, FPU natural gas distribution and Eight Flags entered into separate asset management agreements with Emera Energy Services, Inc. to manage their natural gas transportation capacity. Short-term agreements were entered for a term beginning July 2019 through October 2020 with long-term agreements executed for a 10-year term commencing on November 2020. An agreement with Florida Southeast Connection LLC commenced in June 2020 for additional service to Palm Beach County for an initial term through December 2044.
Chesapeake Utilities Corporation 2020 Form 10-K     Page 6

A summary of our pipeline capacity contracts follows:

		Maximum Daily Firm Transportation Capacity (Dts)	Contract Expiration Date
Division	Pipeline
Delmarva Natural Gas Distribution	Eastern Shore	148,795	2021-2035
	Columbia Gas(1)	5,246	2023-2024
	Transco(1)	30,419	2021-2028
	TETLP(1)	50,000	2027

Florida Natural Gas Distribution	Gulfstream(2)	10,000	2022
	FGT	45,909 - 77,317	2022-2041
	Peninsula Pipeline	306,400	2033-2048
	Peoples Gas	160	2024
	Florida Southeast Connection LLC	5,000	2044
	Southern Natural Gas Company	1,750	2030
(1) Transcontinental Gas Pipe Line Company, LLC ("Transco"), Columbia Gas Transmission, LLC ("Columbia Gas") and TETLP are interstate pipelines interconnected with Eastern Shore's pipeline
(2) Pursuant to a capacity release program approved by the Florida PSC, all of the capacity under this agreement has been released to various third parties. Under the terms of these capacity release agreements, Chesapeake Utilities is contingently liable to Gulfstream should any party, that acquired the capacity through release, fail to pay the capacity charge.
Eastern Shore has three agreements with Transco for a total of 7,292 Dts/d of firm daily storage injection and withdrawal entitlements and total storage capacity of 288,003 Dts. These agreements expire in March 2023. Eastern Shore retains these firm storage services in order to provide swing transportation service and firm storage service to customers requesting such services.
Aspire Energy Express, our Ohio intrastate pipeline subsidiary, entered into a precedent agreement for firm transportation capacity with Guernsey Power Station, LLC ("Guernsey Power Station"), who is currently constructing a power generation facility. Aspire Energy Express will provide firm natural gas transportation service to this facility. Guernsey Power Station commenced construction of the project in October 2019. Aspire Energy Express is expected to commence construction of the gas transmission facilities to provide the firm transportation service to the power generation facility in the fourth quarter of 2021.
Electric Distribution
Our Florida electric distribution operation purchases wholesale electricity under the power supply contracts summarized below:

Area Served by Contract	Counterparty	Contracted Amount (MW)	Contract Expiration Date
Northwest Florida	Gulf Power Company	Full Requirement*	2026
Northeast Florida	Florida Power & Light Company	Full Requirement*	2026
Northeast Florida	Eight Flags	21	2036
Northeast Florida	Rayonier	1.7 to 3.0	2036
Northeast Florida	WestRock Company	As-available	N/A
*The counter party is obligated to provide us with the electricity to meet our customers’ demand, which may vary.
Chesapeake Utilities Corporation 2020 Form 10-K Page 7

Unregulated Energy
The following table presents net income for the year ended December 31, 2020 and total assets as of December 31, 2020, for our Unregulated Energy segment by operation and area served:

Operations	Area Served	Net Income	Total Assets
(in thousands)
Propane Operations (Sharp, FPU and Flo-gas) (1)	Delaware, Maryland, Virginia, Pennsylvania, Florida	$6,485	$144,805
Energy Transmission (Aspire Energy)	Ohio	3,407	115,882
Energy Generation (Eight Flags)	Florida	2,260	40,666
Marlin Gas Services	The Eastern U.S.	1,404	45,541
Total		$13,556	$346,894
(1) Includes results and total assets for Western Natural Gas, which we acquired in October 2020. See Item 8, Financial Statements and Supplementary Data (Note 4, Acquisitions and Divestitures in the consolidated financial statements) for further information.
Propane Operations
Our propane operations sell propane to residential, commercial/industrial, wholesale and AutoGas customers, in the Mid-Atlantic region and Florida, through Sharp Energy, Inc., Sharpgas, Inc., FPU and Flo-gas. We deliver to and bill our propane customers based on two primary customer types: bulk delivery customers and metered customers. Bulk delivery customers receive deliveries into tanks at their location. We invoice and record revenues for these customers at the time of delivery. Metered customers are either part of an underground propane distribution system or have a meter installed on the tank at their location. We invoice and recognize revenue for these customers based on their consumption as dictated by scheduled meter reads. As a member of AutoGas Alliance, we install and support propane vehicle conversion systems for vehicle fleets and provide on-site fueling infrastructure.
Propane Operations - Operational Highlights
For the year ended December 31, 2020, operating revenues, volumes sold and average number of customers by customer class for our propane operations were as follows:

	Operating Revenues (in thousands)(2)		Volumes (in thousands of gallons)(2)		Average Number of Customers (1)(2)

Residential bulk	$33,119	33%	13,031	21%	42,817	64%
Residential metered	14,718	15%	5,207	9%	17,654	26%
Commercial bulk	21,240	21%	15,511	25%	6,178	10%
Commercial metered	1,465	1%	614	1%	250	<1%
Wholesale	17,444	17%	24,647	40%	46	<1%
AutoGas	2,864	3%	2,563	4%	89	<1%
Other (3)	9,894	10%	—	—%	—	—%
Total	$100,744	100%	61,573	100%	67,034	100%

(1) Average number of customers is based on a twelve-month average for the year ended December 31, 2020.
(2) Operating revenues, volumes and average customer includes those for Western Natural Gas that was acquired in October 2020. See Item 8, Financial Statements and Supplementary Data (Note 4, Acquisitions and Divestitures in the consolidated financial statements) for further information.
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

Chesapeake Utilities Corporation 2020 Form 10-K     Page 8

Supplies, Transportation and Storage
We purchase propane from major oil companies and independent natural gas liquids producers. Propane is transported by truck and rail to our bulk storage facilities in Delaware, Maryland, Florida, Pennsylvania and Virginia, which have a total storage capacity of 8.3 million gallons. Deliveries are made from these facilities by truck to tanks located on customers’ premises or to central storage tanks that feed our underground propane distribution systems. While propane supply has traditionally been adequate, significant fluctuations in weather, closing of refineries and disruption in supply chains, could cause temporary reductions in available supplies.
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
Unregulated Energy Transmission and Supply (Aspire Energy)
Aspire Energy owns approximately 2,700 miles of natural gas pipeline systems in 40 counties in Ohio. The majority of Aspire Energy’s revenues are derived from long-term supply agreements with Columbia Gas of Ohio and Consumers Gas Cooperative ("CGC"), which together serve more than 21,400 end-use customers. Aspire Energy purchases natural gas to serve these customers from conventional producers in the Marcellus and Utica natural gas production areas. In addition, Aspire Energy earns revenue by gathering and processing natural gas for customers.
For the twelve-month period ended December 31, 2020, Aspire Energy's operating revenues and deliveries by customer type were as follows:

	Operating revenues		Deliveries
	(in thousands)	% of Total	(in thousands Dts)	% of Total
Supply to Columbia Gas of Ohio	$11,088	40%	2,363	39%
Supply to CGC	11,838	42%	1,612	27%
Supply to Marketers - unaffiliated	3,162	11%	1,966	32%
Other (including natural gas gathering and processing)	1,863	7%	131	2%
Total	$27,951	100%	6,072	100%
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
Marlin Gas Services
Marlin Gas Services is a supplier of mobile CNG and virtual pipeline solutions, primarily to utilities and pipelines. Marlin Gas Services provides temporary hold services, pipeline integrity services, emergency services for damaged pipelines and specialized gas services for customers who have unique requirements. These services are provided by a highly trained staff of drivers and maintenance technicians who safely perform these functions throughout the eastern United States. Marlin Gas Services maintains a fleet of CNG trailers, mobile compression equipment, LNG tankers and vaporizers, and an internally developed patented regulator system which allows for delivery of over 7,000 Dts/d of natural gas. Marlin Gas Services continues to actively expand the territories it serves, as well as leveraging its fleet of equipment and patented technologies to serve liquefied natural gas and renewable natural gas market needs.
Chesapeake Utilities Corporation 2020 Form 10-K Page 9

Divestiture of PESCO
Beginning in the third quarter of 2019, our management began executing a strategy to sell the operating assets of PESCO. In the fourth quarter of 2019, we closed on four separate transactions to sell PESCO's assets and contracts. As a result of these sales, we have fully exited the natural gas marketing business, which provided natural gas management and supply services to commercial and industrial customers in Florida, Delaware, Maryland, Pennsylvania, Ohio and other states. Accordingly, PESCO’s historical financial results are reflected in our consolidated financial statements as discontinued operations, which required retrospective application to financial information for all periods presented. See Item 8, Financial Statements and Supplementary Data (Note 4, Acquisitions and Divestitures, in the consolidated financial statements) for further information.
Environmental Matters
See Item 8, Financial Statements and Supplementary Data (see Note 20, Environmental Commitments and Contingencies, in the consolidated financial statements).
Human Capital Initiatives
We are a trusted energy delivery company providing essential, safe, reliable, affordable, sustainable and efficient energy solutions to existing and new communities. Our success is the direct result of our employees and our strong culture that fully engages our team and promotes equity, diversity, inclusion, integrity, accountability and reliability. We believe that a combination of diverse team members and an inclusive culture contributes to the success of our Company and to enhanced societal advancement. Each employee is a valued member of our team bringing a diverse perspective to help grow our business and achieve our goals. Our tradition of serving employees, customers, investors, partners and communities is at the core of our culture. Among the ongoing initiatives across our enterprise, we highlight below the importance of our team, as well as our response to the COVID-19 pandemic, our culture of safety, and our environmental, social and governance stewardship.

Our Team Drives Our Performance
Our President and CEO begins and ends every speech to employees by expressing his gratitude for everything they do to ensure safety and enable the Company to generate strong financial performance, year-over-year. Our employees are the key to our success. Our leadership and human resources teams are responsible for attracting and retaining top talent. We seek to promote from within, reviewing strategic positions regularly and identifying potential internal candidates to fill those positions, evaluating critical job skill sets to identify competency gaps and creating developmental plans to facilitate employee professional growth. We provide training and development programs as well as tuition reimbursement to promote continued professional growth.

As of December 31, 2020, we had a total of 947 employees, 110 of whom are union employees represented by two labor unions: the International Brotherhood of Electrical Workers and the United Food and Commercial Workers Union. The collective bargaining agreements with these labor unions expire in 2022. We consider our relationships with employees, including those covered by collective bargaining agreements, to be in good standing. We provide a competitive Total Rewards package for our employees including health insurance coverage, wellness initiatives, retirement savings benefits, paid time off, employee assistance programs, competitive pay, career growth opportunities, paid volunteer time, and a culture of recognition. In 2020, the Company was recognized as a Top Workplace for the ninth consecutive year. These honors were based entirely on feedback from employees who were surveyed by the research firm ‘Energage’. Because of these accolades, early in 2021, the Company earned national recognition as an inaugural 2021 Top Workplaces USA award recipient among mid-sized companies.

In 2020, the Company enhanced our diversity initiatives and established an Equity, Diversity and Inclusion (“EDI”) Council with newly expanded Employee Resource Groups (“ERG”). This initiative aligns with our current employee recognition and appreciation programs and our Women in Energy ERG where we celebrate the dedication and success of women employees within the energy industry and our Company. We are committed to a workplace that embraces a culture of equity, diversity and inclusion that is open to individuals of different backgrounds, perspectives, genders and gender identities, races and ethnicities, sexual orientations, religious beliefs, and individuals with disabilities. Additionally, in 2020, we hosted monthly “EDI Wise” presentations whose primary purpose is to educate and inform employees about topics around equity, diversity and inclusion. These presentations are recorded and are available to employees across the enterprise for viewing at their convenience.

COVID-19 Response
On March 13, 2020, the United States declared a national emergency in response to the COVID-19 pandemic. Subsequently, states enacted stay-at-home orders to slow the spread of the virus that causes COVID-19, and reduce the burden on the U.S.
Chesapeake Utilities Corporation 2020 Form 10-K     Page 10

health care system. In response to COVID-19, we promptly implemented our long-standing emergency response plan in coordination and collaboration with the Board of Directors, senior leadership and our entire team across the organization. Our objectives were simple – do whatever it takes to ensure the health, safety and well-being of our employees, customers and the communities we serve. Our information systems team swiftly established protocols and security to ensure that the members of our team had the technology and accessibility to safely work in a remote environment, given consideration to job requirements. We worked with our operations team to ensure that our employees were designated essential workers, received personal protective equipment and were compensated with premium pay for working on the front lines.

We created several Pandemic Taskforce teams and our Human Resources Taskforce took the lead on a Return to Work protocol for those employees who were sick. Through these efforts, as well as our continued commitment to monitor, assess and implement guidance and best practices recommended by the CDC, we have been able to maintain the continuity of the essential services that we provide, while also minimizing the spread of the virus and promoting the health, well-being and safety of our employees, customers and communities. While we continued to provide these services, we recognized the impacts of the pandemic on the communities where we live and work. We took immediate steps and (i) donated an additional $200,000, beyond our historical levels of charitable giving, to support response and relief organizations assisting communities affected by the COVID-19 pandemic and (ii) authorized a one-time grant from our SHARING program for customers economically impacted by the spread of the pandemic. To minimize financial hardships, at the onset of COVID-19, the Company’s regulated businesses suspended disconnections and waived late payment fees for all of our customers.

Our response to COVID-19 and financial performance in 2020 was a direct result of the strength and dedication of our team members, our strong culture, our solid corporate governance practices, and the channels through which we engage and collaborate across our family of businesses. We continue to hold regular companywide all employee calls and leadership meetings with our President and CEO to discuss, among other things, matters pertaining to COVID-19, in addition to distributing frequent, routine communications updates. The Company’s Board met regularly and virtually, throughout 2020, and received updates on the Company’s actions related to COVID-19, the Company’s safety protocols, and ongoing monitoring, including updates on the Company’s COVID-19 Human Resources Taskforce’s priorities and current employee health statistics, and the Company’s risk posture.

Workplace Safety
We believe that there is nothing more important than the safety of our team, our customers and our communities. We are committed to ensuring safety is at the center of our culture and the way we do business. The importance of safety is exhibited throughout the entire organization, with the direction and tone set by both our Board and our President and CEO, and including required attendance at monthly safety meetings and the inclusion of safety moments at key team meetings.

To meet our safety goals our employees remain committed and work together to ensure that our plans, programs, policies and behaviors are aligned with our aspirations as a Company. The achievement of superior safety performance is both an important short-term and long-term strategic initiative in managing our operations. For example, our new $1.0 million state-of-the-art training center, named ‘Safety Town,’ provides employees hands-on training and simulated on-the-job field experiences, which will help us maintain the integrity of our current infrastructure and future projects. This center will enable us to further our community outreach, through the training of many regional first responders. Training and preparing our current and future employees and contractors is critical to maintaining a skilled workforce and ensuring the long-term safety of our local communities.

Environmental, Social and Governance Stewardship ("ESG")
Consistent with our culture of teamwork, the broad responsibility of ESG stewardship is supported across our organization by the dedication and efforts of our Board of Directors and its Committees, as well as the entrepreneurship and dedication of our team. As stewards of long-term enterprise value, the Board of Directors is committed to overseeing the sustainability of the Company and its safety and operational compliance practices, and to promoting equity, diversity and inclusion that reflects the diverse communities we serve. The Corporate Governance Committee oversees our ESG activities and initiatives to continue enhancing our culture of sustainability and corporate governance practices. The Audit Committee oversees the integrity of our financial statements and financial reporting process, our risk exposure, and implementation and effectiveness of our risk management programs. The Compensation Committee promotes a culture of equity, diversity and inclusion and contributes to the ability to attract, retain, develop and motivate both at the executive level and throughout the organization. Finally, the Investment Committee assists the Board of Directors with evaluating investments pursuant to or in support of our growth strategy, both organically and through acquisitions, including renewable natural gas and other sustainable initiatives.

Chesapeake Utilities Corporation 2020 Form 10-K Page 11

Information About Executive Officers

Set forth below are the names, ages, and positions of our executive officers with their recent business experience. The age of each officer is as of the filing date of this Annual Report.

Name	Age	Executive Officer Since	Offices Held During the Past Five Years
Jeffry M. Householder	63	2010	President (January 2019 - present) Chief Executive Officer (January 2019 - present) Director (January 2019 - present) President of FPU (June 2010 - February 2019)
Beth W. Cooper	54	2005	Executive Vice President (February 2019 - present)
Chief Financial Officer (September 2008 - present)
Senior Vice President (September 2008 - February 2019)
			Assistant Corporate Secretary (March 2015 - present)
James F. Moriarty	63	2015	Executive Vice President (February 2019 - present) General Counsel & Corporate Secretary (March 2015 - present) Chief Policy and Risk Officer (February 2019 - present)
Senior Vice President (February 2017 - February 2019) Vice President (March 2015 - February 2017)

Kevin J. Webber	62	2010	Senior Vice President (February 2019 - present) President FPU (February 2019 - December 2019) Vice President Gas Operations and Business Development Florida Business Units (July 2010 - February 2019)
Jeffrey S. Sylvester	51	2019	Senior Vice President (December 2019 - present) Vice President Black Hills Energy (October 2012 - December 2019)
Available Information on Corporate Governance Documents
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and amendments to these reports that we file with or furnish to the SEC at their website, www.sec.gov, are also available free of charge at our website, www.chpk.com, as soon as reasonably practicable after we electronically file these reports with, or furnish these reports to the SEC. The content of this website is not part of this Annual Report.

In addition, the following documents are available free of charge on our website, www.chpk.com:
•Business Code of Ethics and Conduct applicable to all employees, officers and directors;
•Code of Ethics for Financial Officers;
•Corporate Governance Guidelines; and
•Charters for the Audit Committee, Compensation Committee, Investment Committee, and Corporate Governance Committee of the Board of Directors.

Any of these reports or documents may also be obtained by writing to: Corporate Secretary; c/o Chesapeake Utilities Corporation, 909 Silver Lake Boulevard, Dover, DE 19904.

ITEM 1A. RISK FACTORS.
The following is a discussion of the primary factors that may affect the operations and/or financial performance of our regulated and unregulated energy businesses. Refer to the section entitled Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report for an additional discussion of these and other related factors that affect our operations and/or financial performance.
Chesapeake Utilities Corporation 2020 Form 10-K     Page 12

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
We adjust the price of the propane we sell based on changes in our cost of purchasing propane. However, if the market does not allow us to increase propane sales prices to compensate fully for fluctuations in purchased propane costs, our results of operations and cash flows could be negatively affected.

If we fail to comply with our debt covenant obligations, we could experience adverse financial consequences that could affect our liquidity and ability to borrow funds.
Our long-term debt obligations and the Revolver contain financial covenants related to debt-to-capital ratios and interest-coverage ratios. Failure to comply with any of these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of outstanding debt obligations or the inability to borrow under certain credit agreements. Any such acceleration could cause a material adverse change in our financial condition. As of December 31, 2020, we were in compliance with all of our covenants.

Increases in interest rates may adversely affect our results of operations and cash flows.
Increases in interest rates could increase the cost of future debt issuances. Absent recovery of the higher debt cost in the rates we charge our utility customers, our earnings could be adversely affected. Increases in short-term interest rates could negatively affect our results of operations, which depend on short-term debt to finance accounts receivable and storage gas inventories and to temporarily finance capital expenditures. Reference should be made to Item 7A, Quantitative and Qualitative Disclosures about Market Risk for additional information.
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
Chesapeake Utilities Corporation 2020 Form 10-K Page 13

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
Our natural gas distribution, propane operations and natural gas transmission operations, are sensitive to fluctuations in weather conditions, which directly influence the volume of natural gas and propane we transport, sell and deliver to our customers. A significant portion of our natural gas distribution, propane operations and natural gas transmission revenue is derived from the sales and deliveries to residential, commercial and industrial heating customers during the five-month peak heating season (November through March). Other than our Maryland natural gas distribution businesses (Maryland division, Sandpiper Energy and Elkton Gas) which have revenue normalization mechanisms, if the weather is warmer than normal, we sell and deliver less natural gas and propane to customers, and earn less revenue, which could adversely affect our results of operations, cash flows and financial condition. Likewise, if the weather is colder than normal, we sell and deliver more natural gas and propane to customers, and earn more revenue, which could positively affect our results of operations, cash flows and financial condition. Variations in weather from year to year can cause our results of operations, cash flows and financial condition to vary accordingly.
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
Inherent in energy transmission and distribution activities are a variety of hazards and operational risks, such as leaks, ruptures, fires, explosions, sabotage and mechanical problems. Natural disasters and severe weather may damage our assets, cause operational interruptions and result in the loss of human life, all of which could negatively affect our earnings, financial condition and results of operations. Acts of terrorism and the impact of retaliatory military and other action by the United States and its allies may lead to increased political, economic and financial market instability and volatility in the price of natural gas, electricity and propane that could negatively affect our operations. Companies in the energy industry may face a heightened risk of exposure to acts of terrorism, which could affect our results of operations, cash flows and financial condition. The insurance industry may also be affected by natural disasters, severe weather and acts of terrorism; as a result, the availability of insurance covering risks against which we and our competitors typically insure may be limited. In addition, the insurance we are able to obtain may have higher deductibles, higher premiums and more restrictive policy terms, which could adversely affect our results of operations, financial condition and cash flows.
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
Chesapeake Utilities Corporation 2020 Form 10-K     Page 14

A security breach disrupting our operating systems and facilities or exposing confidential information may adversely affect our reputation, disrupt our operations and increase our costs.
We continue to heavily rely on technological tools that support our business operations and corporate functions. There are various risks associated with our information technology infrastructure, including hardware and software failure, communications failure, data distortion or destruction, unauthorized access to data, misuse of proprietary or confidential data, unauthorized control through electronic means, cyber-attacks, cyber-terrorism, data breaches, programming mistakes, and other inadvertent errors or deliberate human acts. The failure of, or security breaches related to, our information technology infrastructure, could lead to system disruptions or cause facility shutdowns. If such a failure, attack, or security breach were to occur, our business, our earnings, results of operation and financial condition could be adversely affected. In addition, the protection of customer, employee and Company data is crucial to our operational security. A breach or breakdown of our systems that results in the unauthorized release of individually identifiable customer or other sensitive data could have an adverse effect on our reputation, results of operations and financial condition and could also materially increase our costs of maintaining our system and protecting it against future breakdowns or breaches. We take reasonable precautions to safeguard our information systems from cyber-attacks and security breaches; however, there is no guarantee that the procedures implemented to protect against unauthorized access to our information systems are adequate to safeguard against all attacks and breaches. We also cannot assure that any redundancies built into our networks and technology, or the procedures we have implemented to protect against cyber-attacks and other unauthorized access to secured data, are adequate to safeguard against all failures of technology or security breaches.
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
Chesapeake Utilities Corporation 2020 Form 10-K Page 15

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
In order to meet existing and future customer demands for natural gas and electricity, we must acquire sufficient supplies of natural gas and electricity, interstate pipeline transmission and storage capacity, and electric transmission capacity to serve such requirements. We must contract for reliable and adequate upstream transmission capacity for our distribution systems while considering the dynamics of the interstate pipeline and storage and electric transmission markets, our own on-system resources, as well as the characteristics of our markets. Our financial condition and results of operations would be materially and adversely affected if the future availability of these capacities were insufficient to meet future customer demands for natural gas and electricity. Currently, our Florida natural gas operation relies primarily on two pipeline systems, FGT and Peninsula Pipeline, our intrastate pipeline subsidiary for most of its natural gas supply and transmission. Our Florida electric operation secures electricity from external parties. Any continued interruption of service from these suppliers could adversely affect our ability to meet the demands of our customers, which could negatively impact our earnings, financial condition and results of operations.
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
Chesapeake Utilities Corporation 2020 Form 10-K     Page 16

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

The Delaware, Maryland and Florida PSCs regulate our utility operations in those states. Eastern Shore is regulated by the FERC. The PSCs and the FERC set the rates that we can charge customers for services subject to their regulatory jurisdiction. Our ability to obtain timely rate increases and rate supplements to maintain current rates of return depends on regulatory approvals, and there can be no assurance that our regulated operations will be able to obtain such approvals or maintain currently authorized rates of return. When earnings from our regulated utilities exceed the authorized rate of return, the respective regulatory authority may require us to reduce our rates charged to customers in the future.
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
Chesapeake Utilities Corporation 2020 Form 10-K Page 17

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
There have been a number of federal and state legislative and regulatory initiatives proposed in recent years in an attempt to control or limit the effects of global warming and overall climate change, including greenhouse gas emissions, such as carbon dioxide. The direction of future U.S. climate change regulation is difficult to predict given the potential for policy changes under different Presidential administrations and Congressional leadership. The EPA may or may not continue developing regulations to reduce greenhouse gas emissions. Even if federal efforts in this area slow, states, cities and local jurisdictions may continue pursuing climate regulations. Any laws or regulations that may be adopted to restrict or reduce emissions of greenhouse gases could require us to incur additional operating costs, such as costs to purchase and operate emissions controls, to obtain emission allowances or to pay emission taxes, and reduce demand for our energy delivery services. Federal, state and local legislative initiatives to implement renewable portfolio standards or to further subsidize the cost of solar, wind and other renewable power sources may change the demand for natural gas. We cannot predict the potential impact that such laws or regulations, if adopted, may have on our future business, financial condition or financial results.
Climate changes may impact the demand for our services in the future and could result in more frequent and more severe weather events, which ultimately could adversely affect our financial results.
Significant climatic change creates physical and financial risks for us. Our customers' energy needs vary with weather conditions, primarily temperature and humidity. For residential customers, heating and cooling represent their largest energy use. To the extent weather conditions may be affected by climate change, customers' energy use could increase or decrease depending on the duration and magnitude of any changes. To the extent that climate change adversely impacts the economic health or weather conditions of our service territories directly, it could adversely impact customer demand or our customers’ ability to pay. Changes in energy use due to weather variations may affect our financial condition through volatility and/or decreased revenues and cash flows. Extreme weather conditions require more system backups and can increase costs and system stresses, including service interruptions. Severe weather impacts our operating territories primarily through thunderstorms, tornadoes, hurricanes, and snow or ice storms. Weather conditions outside of our operating territories could also have an impact on our revenues and cash flows by affecting natural gas prices. To the extent the frequency of extreme weather events increases, this could increase our costs of providing services. We may not be able to pass on the higher costs to our customers or recover all the costs related to mitigating these physical risks. To the extent financial markets view climate change and emissions of greenhouse gases as a financial risk, this could adversely affect our ability to access capital markets or cause us to receive less favorable terms and conditions in future financings. Our business could be affected by the potential for investigations and lawsuits related to or against greenhouse gas emitters based on the claimed connection between greenhouse gas emissions and climate change, which could impact adversely our business, results of operations and cash flows.

We could be negatively impacted by the recent outbreak of COVID-19.
The outbreak of COVID-19 poses a health and financial crisis in the United States and globally, and related government restrictions and requirements and private sector responses could adversely affect our business operations. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic as the situation continues to evolve. We are responding to COVID-19 by taking steps to mitigate the impact of its spread and the potential risks to us. We provide a critical service to
Chesapeake Utilities Corporation 2020 Form 10-K     Page 18

our customers, which means that it is paramount that we keep our employees who operate our businesses safe and minimize unnecessary risk of the exposure to COVID-19. We have a Pandemic Response Plan that dates back to 2007. As soon as there were indications that the virus was spreading from China to other countries, we updated this plan, and continue to modify and adapt our operations given the fluid situation to ensure the continued delivery of our essential services. This plan guides our emergency response, business continuity, and the precautionary measures we are taking on behalf of our employees, our customer and the communities we serve. We have taken extra precautions for our employees who work in the field and for employees who continue to work in our facilities, and we have implemented work from home policies where appropriate. We have canceled travel plans, stopped movement between offices, transitioned to virtual, or on-line work, meetings and events, and instituted “social distancing” as directed by the CDC and state and local governments in the areas we serve. We temporarily suspended walk-in customer access to our natural gas, propane and electric offices, and reminded customers of our online and direct mail payment options. We also established critical teams and task forces to guide us through key aspects of this pandemic. This has, and continues to be, an evolving situation to which we have remained fully engaged. We have instituted measures to ensure our supply chains remain open to us; however, there could be global shortages that will impact our maintenance and capital programs that we currently cannot anticipate. We will continue to monitor developments affecting our workforce, our customers and our suppliers, and we will take additional precautions that we determine are necessary in order to mitigate the impacts. We continue to implement measures to ensure that our systems remain functional in order to both serve our operational needs with a remote workforce and keep them running to ensure uninterrupted service to our customers. We currently cannot estimate the potential future impacts to our financial position, results of operations, and cash flows.
Although it is not possible to reliably estimate the duration or severity of the pandemic and, hence, its financial impact on the Company, the extent to which COVID-19 impacts our results, financial position and liquidity will depend on many factors. At the present time, not all of these factors can be predicted, including new information, which may emerge concerning the severity and duration of the pandemic or any subsequent mutations, the actions mandated by governmental authorities to contain COVID-19 and the availability and timing to identified vaccines, among others.

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
Chesapeake Utilities Corporation 2020 Form 10-K Page 19

Regulated Energy Segment
The following table presents a summary of miles of assets operated by our natural gas distribution, natural gas transmission and electric business units as of December 31, 2020:

Operations	Miles
Natural Gas Distribution
Delmarva Natural Gas (Natural gas pipelines)	1,864
Delmarva Natural Gas (Underground propane pipelines)	32
Central Florida Gas and FPU (Natural gas pipelines)	2,973
Natural Gas Transmission
Eastern Shore	501
Peninsula Pipeline	129
Electric Distribution
FPU	900
Total	6,399

Peninsula Pipeline also has a 50 percent jointly owned intrastate transmission pipeline with Seacoast Gas Transmission, LLC ("Seacoast Gas Transmission") in Nassau County, Florida. The 26-mile pipeline will serve growing demand in both Nassau and Duval Counties.
Unregulated Energy Segment
As of December 31, 2020 the following table presents propane storage capacity, miles of underground distribution mains and transmission for our Unregulated Energy Segment operations:

Operations	Gallons or miles
Propane distribution
Propane storage capacity (gallons in millions)	8.3
Underground propane distribution mains (miles)	204
Unregulated Energy Transmission and gathering (Aspire Energy)
Natural gas pipelines (miles)	2,700

Florida liens
Until December 2020, all of the assets owned by FPU were subject to a lien in favor of the holders of its 9.08 percent first mortgage bonds securing its indebtedness under its Mortgage Indenture and Deed of Trust. These assets were not subject to any other lien as all other debt is unsecured. In December 2020, we redeemed FPU’s 9.08 percent secured first mortgage bonds prior to their maturity and as a result FPU properties are no longer subject to a lien. See Note 13, Long-term Debt in the Consolidated Financial Statements, for additional details.

ITEM 3. Legal Proceedings.
See Note 21, Other Commitments and Contingencies in the Consolidated Financial Statements, which is incorporated into Item 3 by reference.

ITEM 4. Mine Safety Disclosures.
Not applicable.

Chesapeake Utilities Corporation 2020 Form 10-K     Page 20

PART II
ITEM 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock Dividends and Stockholder Information:
Chesapeake Utilities common stock is traded on the New York Stock Exchange ("NYSE") under the ticker symbol CPK. As of February 18, 2021, we had 2,127 holders of record of our common stock. We declared quarterly cash dividends on our common stock totaling $1.725 per share in 2020 and $1.585 per share in 2019, and have paid a cash dividend to our common stock stockholders for 60 consecutive years. Future dividend payments and amounts are at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, and other factors.
Indentures to our long-term debt contain various restrictions which limit our ability to pay dividends. Refer to Item 8, Financial Statements and Supplementary Data (see Note 13, Long-Term Debt, in the consolidated financial statements) for additional information.
Purchases of Equity Securities by the Issuer
The following table sets forth information on purchases by us or on our behalf of shares of our common stock during the quarter ended December 31, 2020.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
Period
October 1, 2020 through October 31, 2020 (1)	544	$84.15	—	—
November 1, 2020 through November 30, 2020	—	—	—	—
December 1, 2020 through December 31, 2020	—	—	—	—
Total	544	$84.15	—	—
(1) In October 2020, we purchased 544 shares of common stock on the open market for the purpose of reinvesting the dividend on shares held in the Rabbi Trust accounts under the Non-Qualified Deferred Compensation Plan. The Non-Qualified Deferred Compensation Plan is discussed in detail in Item 8, Financial Statements and Supplementary Data (see Note 17, Employee Benefit Plans, in the consolidated financial statements).
(2) Except for the purpose described in footnote (1), we have no publicly announced plans or programs to repurchase our shares.
Discussion of our compensation plans, for which shares of our common stock are authorized for issuance, is included in the section of our Proxy Statement captioned “Equity Compensation Plan Information” and is incorporated herein by reference.
Chesapeake Utilities Corporation 2019 Form 10-K Page 21

Common Stock Performance Graph
The stock performance graph and table below compares cumulative total stockholder return on our common stock during the five fiscal years ended December 31, 2020, with the cumulative total stockholder return of the Standard & Poor’s 500 Index and the cumulative total stockholder return of select peers, which include the following companies: Atmos Energy Corporation; Black Hills Corporation; New Jersey Resources Corporation; NiSource Inc.; Northwest Natural Holding Company; NorthWestern Corporation; ONE Gas Inc.; RGC Resources, Inc.; South Jersey Industries, Inc.; Spire Inc. and Unitil Corporation.
The comparison assumes $100 was invested on December 31, 2015 in our common stock and in each of the foregoing indices and assumes reinvested dividends. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

Stock Performance
$250
$200
$150
$100
2015
2016
2017
2018
2019
2020
Chesapeake Utilities
Industry Index
S&P 500 Index

	2015	2016	2017	2018	2019	2020
Chesapeake Utilities	$100	$120	$144	$151	$181	$209
Industry Index	$100	$122	$138	$156	$175	$147
S&P 500 Index	$100	$112	$136	$130	$171	$203

Chesapeake Utilities Corporation 2020 Form 10-K     Page 22

ITEM 6. SELECTED FINANCIAL DATA

	For the Year Ended December 31,
	2020	2019	2018	2017	2016
Operating (1)
(in thousands)
Revenues
Regulated Energy	$352,746	$343,006	$345,281	$326,310	$305,689
Unregulated Energy	152,526	154,151	161,905	140,076	108,364
Other businesses and eliminations	(17,074)	(17,552)	(16,870)	(16,740)	(9,318)
Total revenues	$488,198	$479,605	$490,316	$449,646	$404,735
Operating income from Continuing Operations
Regulated Energy	$92,124	$86,584	$79,215	$74,584	$71,515
Unregulated Energy	20,664	19,938	17,125	14,938	11,732
Other businesses and eliminations	(65)	(237)	(1,496)	205	402
Total operating income from Continuing Operations	$112,723	$106,285	$94,844	$89,727	$83,649
Income from Continuing Operations	$70,642	$61,100	$56,968	$60,321	$43,283
Income (loss) from Discontinued Operations, Net of Tax	686	(1,349)	(388)	(2,197)	1,392
Gain on sale of Discontinued Operations, Net of Tax	170	5,402	—	—	—
Net Income	$71,498	$65,153	$56,580	$58,124	$44,675
Assets
(in thousands)
Gross property, plant and equipment (1)	$1,908,992	$1,746,532	$1,568,441	$1,310,993	$1,175,595
Net property, plant and equipment (1)	$1,601,178	$1,463,797	$1,353,520	$1,124,938	$986,664
Total assets (2)	$1,932,487	$1,783,198	$1,693,671	$1,414,934	$1,229,219
Capital expenditures (3)	$195,875	$198,986	$282,861	$179,337	$169,376
Capitalization
(in thousands)
Stockholders’ equity	$697,085	$561,577	$518,439	$486,294	$446,086
Long-term debt, net of current maturities	508,499	440,168	316,020	197,395	136,954
Total capitalization	$1,205,584	$1,001,745	$834,459	$683,689	$583,040
Current portion of long-term debt	13,600	45,600	11,935	9,421	12,099
Short-term debt	175,644	247,371	294,458	250,969	209,871
Total capitalization and short-term financing	$1,394,828	$1,294,716	$1,140,852	$944,079	$805,010
(1) As a result of the sale of PESCO's assets and contracts during the fourth quarter of 2019, certain amounts have been revised to reflect application of classification of PESCO as a discontinued operation for all periods presented and assets held for sale.
(2) Total assets for 2016 through 2018, include assets for PESCO, whose assets and contracts were sold in the fourth quarter of 2019.
(3) As a result of the sale of PESCO's assets and contracts during the fourth quarter of 2019, capital expenditures for 2016 to 2018 were recast to exclude amounts associated with PESCO.

Chesapeake Utilities Corporation 2020 Form 10-K Page 23

	For the Year Ended December 31,
	2020	2019	2018	2017	2016
Common Stock Data and Ratios
Basic Earnings Per Share:
Earnings Per Share from Continuing Operations	$4.23	$3.73	$3.48	$3.69	$2.78
Earnings/(Loss) Per Share from Discontinued Operations	0.05	0.24	(0.02)	(0.13)	0.09
Basic Earnings Per Share	$4.28	$3.97	$3.46	$3.56	$2.87
Diluted Earnings Per Share
Earnings Per Share from Continuing Operations	$4.21	$3.72	$3.47	$3.68	$2.77
Earnings/(Loss) Per Share from Discontinued Operations	0.05	0.24	(0.02)	(0.13)	0.09
Diluted Earnings Per Share	$4.26	$3.96	$3.45	$3.55	$2.86
Diluted earnings per share growth - 1 year (1)	13.2%	7.2%	(5.7)%	32.9%	5.3%
Diluted earnings per share growth - 5 year (1)	9.9%	9.4%	10.0%	14.3%	9.0%
Diluted earnings per share growth - 10 year (1)	9.4%	11.3%	11.3%	11.5%	9.8%
Return on average equity (1)	11.5%	11.3%	11.3%	13.0%	11.0%
Common equity / total capitalization	57.8%	56.1%	62.1%	71.1%	76.5%
Common equity / total capitalization and short-term financing	50.0%	43.4%	45.4%	51.5%	55.4%
Capital expenditures / average total capitalization (1)	17.7%	21.7%	37.3%	28.3%	31.1%
Book value per share	$39.92	$34.23	$31.65	$29.75	$27.36
Weighted average number of shares outstanding	16,711,579	16,398,443	16,369,616	16,336,789	15,570,539
Shares outstanding at year-end	17,461,841	16,403,776	16,378,545	16,344,442	16,303,499
Cash dividends declared per share	$1.73	$1.59	$1.44	$1.28	$1.20
Dividend yield (annualized) (2)	1.6%	1.7%	1.8%	1.7%	1.8%
Book yield (3)	4.7%	4.8%	4.7%	4.5%	4.7%
Payout ratio (1)(4)	40.9%	42.6%	41.4%	34.7%	43.2%
Additional Data
Customers
Natural gas distribution	178,220	164,134	158,387	153,537	149,179
Electric distribution	32,326	31,818	32,185	32,026	31,695
Propane operations	67,034	59,671	56,915	54,760	54,947
Total employees	947	955	983	945	903
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

Chesapeake Utilities Corporation 2020 Form 10-K     Page 24

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
Several factors exist that could influence our future financial performance, some of which are described in Item 1A, Risk Factors. They should be considered in connection with forward-looking statements contained in this Annual Report, or otherwise made by or on behalf of us, since these factors could cause actual results and conditions to differ materially from those set out in such forward-looking statements.

In the fourth quarter of 2019, we completed the sale of the assets and contracts of PESCO. As a result, PESCO’s results for all periods presented have been separately reported as discontinued operations.

In March 2020, the CDC declared a national emergency due to the rapidly growing outbreak of COVID-19. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These restrictions have continued to significantly impact economic conditions in the United States in 2020 and will continue into 2021. Chesapeake Utilities is considered an “essential business,” which allows us to continue operational activities and construction projects while the social distancing restrictions remain in place. In response to the COVID-19 pandemic and related restrictions, we implemented our pandemic response plan, which includes having all employees who can work remotely do so in order to promote social distancing and providing personal protective equipment to field employees to reduce the spread of COVID-19.

For the year ended December 31, 2020, the estimated impacts that COVID-19 had on our earnings were approximately $1.0 million, primarily driven by reduced consumption of energy largely in the commercial and industrial sectors and incremental expenses associated with COVID-19, including protective personal equipment, bad debt expense and premium pay for field personnel. The additional operating expenses we incurred support the ongoing delivery of our essential services during these unprecedented times. In the fourth quarter of 2020, we established regulatory assets for the net incremental expense incurred for our natural gas and electric distribution businesses as currently authorized by the Delaware, Maryland and Florida PSCs. We are committed to communicating timely updates and will continue to monitor developments affecting our employees, customers, suppliers, stockholders and take additional precautions as warranted to operate safely and to comply with the CDC, Occupational Safety and Health Administration, state and local requirements in order to protect its employees, customers and the communities. Refer to Item 8, Financial Statements and Supplementary Data, Note 19, Rates and Other Regulatory Activities, for further information on the potential deferral of incremental expenses associated with COVID-19.
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
Earnings per share information is presented on a diluted basis, unless otherwise noted.

Chesapeake Utilities Corporation 2020 Form 10-K Page 25

OVERVIEW AND HIGHLIGHTS

(in thousands except per share data)			Increase			Increase
For the Year Ended December 31,	2020	2019	(decrease)	2019	2018	(decrease)
Business Segment:
Regulated Energy	$92,124	$86,584	$5,540	$86,584	$79,215	$7,369
Unregulated Energy	20,664	19,938	726	19,938	17,125	2,813
Other businesses and eliminations	(65)	(237)	172	(237)	(1,496)	1,259
Operating Income	112,723	106,285	6,438	106,285	94,844	11,441
Other income (expense), net	3,222	(1,847)	5,069	(1,847)	(607)	(1,240)
Interest charges	21,765	22,224	(459)	22,224	16,146	6,078
Income from Continuing Operations Before Income Taxes	94,180	82,214	11,966	82,214	78,091	4,123
Income Taxes on Continuing Operations	23,538	21,114	2,424	21,114	21,123	(9)
Income from Continuing Operations	70,642	61,100	9,542	61,100	56,968	4,132
Income (loss) from Discontinued Operations, Net of Tax	686	(1,349)	2,035	(1,349)	(388)	(961)
Gain on sale of Discontinued Operations, Net of tax	170	5,402	(5,232)	5,402	—	5,402
Net Income	71,498	65,153	6,345	65,153	56,580	8,573
Basic Earnings Per Share of Common Stock
Earnings Per Share from Continuing Operations	$4.23	$3.73	$0.50	$3.73	$3.48	$0.25
Earnings/(loss) Per Share from Discontinued Operations	0.05	0.24	(0.19)	0.24	(0.02)	0.26
Basic Earnings Per Share of Common Stock	$4.28	$3.97	$0.31	$3.97	$3.46	$0.51
Diluted Earnings Per Share of Common Stock:
Earnings Per Share from Continuing Operations	$4.21	$3.72	$0.49	$3.72	$3.47	$0.25
Earnings/(loss) Per Share from Discontinued Operations	0.05	0.24	(0.19)	0.24	(0.02)	0.26
Diluted Earnings Per Share of Common Stock	$4.26	$3.96	$0.30	$3.96	$3.45	$0.51

Chesapeake Utilities Corporation 2020 Form 10-K     Page 26

2020 compared to 2019
Key variances in continuing operations between 2020 and 2019 included:

(in thousands, except per share data)	Pre-tax Income	Net Income	Earnings Per Share
Year ended December 31, 2019 Reported Results from Continuing Operations	$82,214	$61,100	$3.72

Adjusting for unusual items:
Unfavorable COVID-19 impacts	(5,864)	(4,284)	(0.26)
Decreased customer consumption - primarily weather related	(4,305)	(3,145)	(0.19)
Interest expense associated with the early extinguishment of FPU mortgage bonds	(961)	(715)	(0.04)
Favorable income tax impact associated with the CARES Act	—	1,841	0.11
Gains from sales of assets	3,162	2,317	0.14
Deferral of COVID expenses under PSC orders	1,925	1,432	0.09
	(6,043)	(2,554)	(0.15)
Increased (Decreased) Gross Margins:
Hurricane Michael Settlement Margin Impact*	10,864	7,936	0.47
Eastern Shore and Peninsula Pipeline service expansions*	8,006	5,849	0.35
Margin from recent acquisitions*	5,304	3,875	0.23
Natural gas growth (excluding service expansions)	3,370	2,462	0.15
Increased retail propane margins per gallon	1,937	1,415	0.08
Increased demand for CNG services for Marlin Gas Services*	1,821	1,331	0.08
Aspire Energy rate increases	1,312	959	0.06
Florida GRIP*	1,239	905	0.05
Eastern Shore margin from capital improvements and non-service expansion projects*	1,033	755	0.05
	34,886	25,487	1.52
(Increased) Decreased Other Operating Expenses (Excluding Cost of Sales):
Depreciation and amortization associated with Hurricane Michael regulatory proceeding settlement	(7,133)	(5,210)	(0.31)
Depreciation, amortization and property tax costs due to new capital investments	(6,262)	(4,575)	(0.27)
Operating expenses from recent acquisitions	(3,269)	(2,388)	(0.14)
Insurance	(2,088)	(1,525)	(0.09)
Payroll, benefits and other employee-related expenses	716	523	0.03
	(18,036)	(13,175)	(0.78)

Interest charges(1)	(1,232)	(900)	(0.05)
Increased share count from 2020 equity offerings	—	—	(0.08)
Other income tax effects	—	(1,060)	(0.06)
Lower pension expense	1,777	1,298	0.08
Net Other changes	614	446	0.01
Year ended December 31, 2020 Reported Results from Continuing Operations	$94,180	$70,642	$4.21
* See the Major Projects and Initiatives table.
(1) Interest charges includes amortization of a regulatory liability of $1.5 million related to the Hurricane Michael regulatory proceeding settlement.
Chesapeake Utilities Corporation 2020 Form 10-K Page 27

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

	Gross Margin for the Period
	Year Ended December 31,			Estimate for Fiscal
(in thousands)	2018	2019	2020	2021	2022
Pipeline Expansions:
Western Palm Beach County, Florida Expansion (1)	$54	$2,139	$4,167	$4,984	$5,227
Del-Mar Energy Pathway (1) (2)	—	731	2,462	4,385	6,708
Auburndale	—	283	679	679	679
Callahan Intrastate Pipeline (2)	—	—	3,851	7,564	7,564
Guernsey Power Station	—	—	—	514	1,486
Total Pipeline Expansions	54	3,153	11,159	18,126	21,664

CNG Transportation	110	5,410	7,231	7,900	8,500

RNG Transportation	—	—	—	1,000	1,000

Acquisitions:
Boulden Propane	—	329	3,900	4,200	4,409
Elkton Gas	—	—	1,344	3,992	4,200
Western Natural Gas	—	—	389	1,800	1,854
Total Acquisitions	—	329	5,633	9,992	10,463

Regulatory Initiatives:
Florida GRIP	13,020	13,939	15,178	16,739	17,712
Hurricane Michael regulatory proceeding	—	—	10,864	11,014	11,014
Capital Cost Surcharge Programs	—	—	—	1,500	3,000
Total Regulatory Initiatives	13,020	13,939	26,042	29,253	31,726

Total	$13,184	$22,831	$50,065	$66,271	$73,353
(1) Includes gross margin generated from interim services.
(2) Includes gross margin from natural gas distribution services.

Chesapeake Utilities Corporation 2020 Form 10-K     Page 28

Detailed Discussion of Major Projects and Initiatives
Pipeline Expansions

Western Palm Beach County, Florida Expansion
Peninsula Pipeline is constructing four transmission lines to bring additional natural gas to our distribution system in West Palm Beach, Florida. The first phase of this project was placed into service in December 2018 and generated incremental gross margin of $2.0 million during 2020 compared to 2019. We expect to complete the remainder of the project in phases through the second quarter of 2021, and estimate that the project will generate annual gross margin of $5.0 million in 2021 and $5.2 million in 2022.
Del-Mar Energy Pathway
In December 2019, the FERC issued an order approving the construction of the Del-Mar Energy Pathway project. Eastern Shore anticipates that this project will be fully in-service by the beginning of the fourth quarter of 2021. The new facilities will: (i) ensure an additional 14,300 Dts/d of firm service to four customers, (ii) provide additional natural gas transmission pipeline infrastructure in eastern Sussex County, Delaware, and (iii) represent the first extension of Eastern Shore’s pipeline system into Somerset County, Maryland. Construction of the project began in January 2020, and interim services in advance of this project generated additional gross margin $1.7 million for the year ended December 31, 2020. The estimated annual gross margin from this project including natural gas distribution service in Somerset County, Maryland, is approximately $4.4 million in 2021 and $6.7 million annually thereafter.

Auburndale
In August 2019, the Florida PSC approved Peninsula Pipeline's Transportation Service Agreement with the Florida Division of Chesapeake Utilities. Peninsula Pipeline purchased an existing pipeline owned by the Florida Division of Chesapeake Utilities and Calpine, and has completed the construction of pipeline facilities in Polk County, Florida. Peninsula Pipeline provides transportation service to the Florida Division of Chesapeake Utilities; these facilities increased both delivery capacity and downstream pressure as well as introduced a secondary source of natural gas for the Florida Division of Chesapeake Utilities' distribution system. Peninsula Pipeline generated additional gross margin from this project of $0.4 million for the year ended December 31, 2020 compared to 2019 and expects to generate annual gross margin of $0.7 million in 2021 and beyond.

Callahan Intrastate Pipeline
In May 2018, Peninsula Pipeline announced a plan to construct a jointly owned intrastate transmission pipeline with Seacoast Gas Transmission in Nassau County, Florida. The 26-mile pipeline will serve growing demand in both Nassau and Duval Counties. This project was placed in service in June 2020, one month earlier than initially forecasted, and generated $3.9 million in additional gross margin for the year ended December 31, 2020. We expect to generate $7.6 million annually in gross margin in 2021 and beyond.

Guernsey Power Station
Guernsey Power Station and our affiliate, Aspire Energy Express, entered into a precedent agreement for firm transportation capacity whereby Guernsey Power Station will construct a power generation facility and Aspire Energy Express will provide firm natural gas transportation service to this facility. Guernsey Power Station commenced construction of the project in October 2019. Aspire Energy Express is expected to commence construction of the gas transmission facilities to provide the firm transportation service to the power generation facility in the fourth quarter of 2021. This project is expected to produce gross margin of approximately $0.5 million in 2021 and $1.5 million in 2022 and beyond.

CNG Transportation
Marlin Gas Services provides CNG temporary hold services, contracted pipeline integrity services, emergency services for damaged pipelines and specialized gas services for customers who have unique requirements. For the year ended December 31, 2020, Marlin Gas Services generated additional gross margin of $1.8 million compared to the year ended December 31, 2019. We estimate that Marlin Gas Services will generate annual gross margin of approximately $7.9 million in 2021, and $8.5 million in 2022, with potential for additional growth in future years. Marlin Gas Services continues to actively expand the territories it serves, as well as leverage its patented technology to serve other markets, including pursuing liquefied natural gas transportation opportunities and renewable natural gas transportation opportunities from diverse supply sources to various pipeline interconnection points, as further outlined below.

Chesapeake Utilities Corporation 2020 Form 10-K Page 29

RNG Transportation

Noble Road Landfill RNG Project
In September 2020, Fortistar and Rumpke Waste & Recycling announced commencement of construction of the Noble Road Landfill RNG Project in Shiloh, Ohio. The project includes the construction of a new state-of-the-art facility that will utilize advanced, patented technology to treat landfill gas by removing carbon dioxide and other components to purify the gas and produce pipeline quality RNG. Aspire Energy will utilize its existing natural gas gathering assets to inject the RNG from this project to its system for distribution to end use customers. Once flowing, the RNG volume will represent nearly 10 percent of Aspire Energy’s gas gathering volumes.

Bioenergy Devco
In June 2020, our Delmarva natural gas operations and Bioenergy Devco (“BDC”), a developer of anaerobic digestion facilities that create renewable energy and healthy soil products from organic material, entered into an agreement related to the development of a project to create renewable natural gas. BDC and our affiliates are collaborating on this project in addition to several other project sites where organic waste can be converted into a potentially carbon-negative energy source. This project will provide us the opportunity to maintain the value of the green attributes of renewable natural gas as the gas is being distributed to natural gas distribution customers.

The renewable natural gas resource created from organic material at BDC's anaerobic digestion facilities in Delaware, will be processed for use by our Delmarva natural gas operations. Marlin Gas Services will transport the sustainable fuel from the BDC facility to an Eastern Shore interconnection, where it will be introduced to the distribution system and ultimately distributed to our natural gas customers.

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
At the present time, we have disclosed that we expect to generate $1.0 million in 2021 in incremental margin from renewable natural gas transportation beginning in 2021. As we continue to finalize contract terms associated with some of these projects, additional information will be provided regarding incremental margin at a future time.
Acquisitions
Boulden Propane
In December 2019, Sharp acquired certain propane customers and operating assets of Boulden which provides propane distribution service to approximately 5,200 customers in Delaware, Maryland and Pennsylvania. The customers and assets acquired from Boulden have been assimilated into Sharp. The operations acquired from Boulden generated $3.6 million of incremental gross margin for the year ended December 31, 2020 compared to 2019. We estimate that this acquisition will generate additional gross margin of approximately $4.2 million in 2021, and $4.4 million in 2022, with the potential for additional growth in future years.
Elkton Gas
In July 2020, we closed on the acquisition of Elkton Gas, which provides natural gas distribution service to approximately 7,000 residential and commercial customers within a franchised area of Cecil County, Maryland. The purchase price was approximately $15.6 million, which included $0.6 million of working capital. Elkton Gas’ territory is contiguous to our franchised service territory in Cecil County, Maryland. We generated $1.3 million in additional gross margin from Elkton Gas for the year ended December 31, 2020 and estimate that this acquisition will generate gross margin of approximately $4.0 million in 2021 and $4.2 million in 2022 and beyond.

Western Natural Gas
In October 2020, Sharp acquired certain propane operating assets of Western Natural Gas, which provides propane distribution service throughout Jacksonville, Florida and the surrounding communities, for approximately $6.7 million, net of cash acquired. The acquisition was accounted for as a business combination within our Unregulated Energy Segment in the fourth quarter of 2020. We generated $0.4 million in additional gross margin from Western Natural Gas in 2020 and we estimate that this acquisition will generate gross margin of approximately $1.8 million in 2021.
Chesapeake Utilities Corporation 2020 Form 10-K     Page 30

Regulatory Initiatives
Florida GRIP
Florida GRIP is a natural gas pipe replacement program approved by the Florida PSC that allows automatic recovery, through rates, of costs associated with the replacement of mains and services. Since the program's inception in August 2012, we have invested $164.9 million of capital expenditures to replace 331 miles of qualifying distribution mains, including $21.0 million and $16.7 million of new pipes during 2020 and 2019, respectively. GRIP generated additional gross margin of $1.2 million for the year ended 2020 compared to 2019.

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

In September 2019, FPU filed a petition with the Florida PSC, for approval of its consolidated electric depreciation rates. The petition was joined to the Hurricane Michael docket. The approved rates, which were part of the settlement agreement in September 2020 that is described below, were retroactively applied effective January 1, 2020.

In September 2020, the Florida PSC approved a settlement agreement between FPU and the Office of the Public Counsel regarding final cost recovery and rates associated with Hurricane Michael. Previously, in late 2019, the Florida PSC approved an interim rate increase, subject to refund, effective January 1, 2020, associated with the restoration effort following Hurricane Michael. We fully reserved these interim rates, pending a final resolution and settlement of the limited proceeding. The settlement agreement allowed us to: (a) refund the over-collection of interim rates through the fuel clause; (b) record regulatory assets for storm costs in the amount of $45.8 million including interest which will be amortized over six years; (c) recover these storm costs through a surcharge for a total of $7.7 million annually; and (d) collect an annual increase in revenue of $3.3 million to recover capital costs associated with new plant investments and a regulatory asset for the cost of removal and undepreciated plant. The new base rates and storm surcharge were effective on November 1, 2020. The following table summarizes the impact of Hurricane Michael regulatory proceeding for the year ended December 31, 2020:

For the Year Ended December 31,
(in thousands)	2020
Gross Margin	$10,864
Depreciation	(1,184)
Amortization of regulatory assets	8,317
Operating income	3,731
Amortization of liability associated with interest expense	(1,475)
Pre-tax income	5,206
Income tax expense	1,403
Net income	$3,803

Chesapeake Utilities Corporation 2020 Form 10-K Page 31

Capital Cost Surcharge Programs
In December 2019, the FERC approved Eastern Shore’s capital cost surcharge to become effective January 1, 2020. The surcharge, an approved item in the settlement of Eastern Shore’s last general rate case, allows Eastern Shore to recover capital costs associated with mandated highway or railroad relocation projects that required the replacement of existing Eastern Shore facilities. Eastern Shore expects to produce gross margin of approximately $1.5 million in 2021 and $3.0 million in 2022 from relocation projects.

Other Major Factors Influencing Gross Margin
Weather and Consumption
Weather conditions accounted for decreased gross margin of $4.3 million in 2020 compared to 2019 and $5.8 million compared to Normal temperatures as defined below. The following table summarizes heating degree day ("HDD") and cooling degree day (“CDD”) variances from the 10-year average HDD/CDD ("Normal") for the year ended December 31, 2020 compared to 2019.

HDD and CDD Information

	For the Years Ended December 31,
	2020	2019	Variance	2019	2018	Variance
Delmarva
Actual HDD	3,716	4,089	(373)	4,089	4,251	(162)
10-Year Average HDD ("Normal")	4,294	4,379	(85)	4,379	4,374	5
Variance from Normal	(578)	(290)		(290)	(123)

Florida
Actual HDD	647	619	28	619	780	(161)
10-Year Average HDD ("Normal")	763	792	(29)	792	800	(8)
Variance from Normal	(116)	(173)		(173)	(20)

Ohio
Actual HDD	5,218	5,500	(282)	5,500	5,845	(345)
10-Year Average HDD ("Normal")	5,701	5,983	(282)	5,983	5,823	160
Variance from Normal	(483)	(483)		(483)	22

Florida
Actual CDD	2,775	3,200	(425)	3,200	3,105	95
10-Year Average CDD ("Normal")	2,982	2,939	43	2,939	2,889	50
Variance from Normal	(207)	261		261	216
Natural Gas Distribution Margin Growth
Customer growth for our natural gas distribution operations, as a result of the addition of new customers and the conversion of customers from alternative fuel sources to natural gas service, generated $3.4 million of additional margin in 2020. The average number of residential customers served on the Delmarva Peninsula and Florida increased by approximately 5.3 percent and 4.1 percent, respectively, during 2020. On the Delmarva Peninsula, a larger percentage of the margin growth was generated from residential growth given the expansion of gas into new housing communities and conversions to natural gas as our distribution infrastructure continues to build out. In Florida, as new communities continue to build out due to population growth and infrastructure is added to support the growth, there is increased load from both residential customers as well as new commercial and industrial customers. The details are provided in the following table:

Chesapeake Utilities Corporation 2020 Form 10-K     Page 32

	Gross Margin increase
	For the Year Ended December 31, 2020
(in thousands)	Delmarva Peninsula	Florida
Customer growth:
Residential	$1,516	$807
Commercial and industrial	380	667
Total customer growth	$1,896	$1,474
REGULATED ENERGY

			Increase			Increase
For the Year Ended December	2020	2019	(decrease)	2019	2018	(decrease)
(in thousands)
Revenue	$352,746	$343,006	$9,740	$343,006	$345,281	$(2,275)
Cost of sales	91,994	102,803	(10,809)	102,803	121,828	(19,025)
Gross margin	260,752	240,203	20,549	240,203	223,453	16,750
Operations & maintenance	104,379	102,099	2,280	102,099	97,741	4,358
Gain from a settlement	(130)	(130)	—	(130)	(130)	—
Depreciation & amortization	46,079	35,227	10,852	35,227	31,876	3,351
Other taxes	18,300	16,423	1,877	16,423	14,751	1,672
Other operating expenses	168,628	153,619	15,009	153,619	144,238	9,381
Operating Income	$92,124	$86,584	$5,540	$86,584	$79,215	$7,369
2020 compared to 2019
Operating income for the Regulated Energy segment for 2020 was $92.1 million, an increase of $5.5 million, or 6.4 percent, compared to 2019. In the fourth quarter of 2020, we established $1.9 million of regulatory assets based on the estimated net incremental expense resulting from the COVID-19 pandemic for our natural gas distribution and electric businesses as currently authorized by the Delaware, Maryland and Florida PSCs. Excluding the estimated unfavorable COVID-19 impacts of $4.2 million for the year, operating income increased $9.7 million as a result of the Hurricane Michael regulatory proceeding settlement, higher gross margin from expansion projects completed by Eastern Shore and Peninsula Pipeline, organic growth in our natural gas distribution businesses, contribution from the Elkton Gas acquisition and margin growth from GRIP. These increases were offset by lower customer consumption driven primarily by milder weather; higher depreciation, amortization and property taxes, including amortization of the regulatory asset associated with the Hurricane Michael regulatory proceeding settlement; new expenses associated with Elkton Gas; and higher other operating expenses.
Items contributing to the year-over-year gross margin increase are listed in the following table:

(in thousands)
Margin contribution from Hurricane Michael regulatory proceeding settlement	$10,864
Eastern Shore and Peninsula Pipeline service expansions	8,006
Natural gas distribution customer growth (excluding service expansions)	3,370
Margin contribution from Elkton Gas acquisition (completed July 2020)	1,344
Florida GRIP	1,239
Eastern Shore margin from capital relocation and non-service expansion projects	1,033
Unfavorable COVID-19 impacts on gross margin	(3,834)
Decreased customer consumption - primarily weather related	(1,340)
Other	(133)
Year-over-year increase in gross margin	$20,549

Chesapeake Utilities Corporation 2020 Form 10-K Page 33

The following narrative discussion provides further detail and analysis of the significant items in the foregoing table.

Margin Contribution from Hurricane Michael Regulatory Proceeding Settlement
We generated $10.9 million in additional gross margin as a result of the settlement of the Hurricane Michael regulatory proceeding. Refer to Note 19, Rates and Other Regulatory Activities, in the consolidated financial statements for additional information.

Eastern Shore and Peninsula Pipeline Service Expansions
We generated additional gross margin of $6.3 million from Peninsula Pipeline's Western Palm Beach County, Auburndale and Callahan projects and $1.7 million in additional gross margin from Eastern Shore's Del-Mar Energy Pathway project.

Natural Gas Distribution Customer Growth
We generated additional gross margin of $3.4 million from natural gas customer growth. Gross margin increased by $1.5 million in Florida and $1.9 million on the Delmarva Peninsula in 2020 compared to 2019, due primarily to residential customer growth of 5.3 percent on the Delmarva Peninsula and 4.1 percent in Florida. On the Delmarva Peninsula, a larger percentage of the margin growth was generated from residential growth given the expansion of gas into new communities and conversions, while in Florida, as gas heating is not a significant portion of residential use, a greater portion of the margin growth occurred in the commercial and industrial sectors.

Margin Contribution from Elkton Gas
Gross margin increased by $1.3 million due to the margin generated by Elkton Gas which we acquired in July 2020.

Florida GRIP
Continued investment in the Florida GRIP generated additional gross margin of $1.2 million in 2020 compared to 2019.

Eastern Shore Margin from Capital Relocation and Non-service Expansion Projects
We generated additional gross margin of $1.0 million from Eastern Shore's surcharge on capital spent on several governmental-mandated relocation and non-service expansion projects.

Unfavorable COVID-19 Impacts
Gross margin decreased by $3.8 million in 2020 compared to 2019, as a result of the lower customer consumption, which was caused by the slowing of economic activities in our service territories as a result of restrictions imposed to promote social distancing and slow down the spread of COVID-19.

Decreased Customer Consumption - Weather Related
Gross margin decreased by $1.3 million due to milder weather and lower other consumption on the Delmarva Peninsula and in Florida in 2020 compared to 2019. The weather on the Delmarva Peninsula was 9 percent warmer in 2020 compared to 2019.

The major components of the increase in other operating expenses are as follows:

(in thousands)
Hurricane Michael settlement agreement - depreciation and amortization impact	$7,133
Depreciation, amortization and property tax costs due to new capital investments	5,551
Unfavorable COVID-19 impacts (higher operating expenses)	2,285
Insurance (non-health) expense - both insured and self-insured components	1,442
Operating expenses from the Elkton Gas acquisition	651
Deferral of net expense increases of COVID-19 under PSC orders	(1,925)
Other variances	(128)
Period-over-period increase in other operating expenses	$15,009
2019 compared to 2018
The results for the Regulated Energy segment for the year ended December 31, 2019 compared to 2018 are described in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2019, which is incorporated herein by reference.

Chesapeake Utilities Corporation 2020 Form 10-K     Page 34

UNREGULATED ENERGY

			Increase			Increase
For the Year Ended December 31,	2020	2019	(decrease)	2019	2018	(decrease)
(in thousands)
Revenue	$152,526	$154,150	$(1,624)	$154,150	$161,904	$(7,754)
Cost of sales	62,780	68,884	(6,104)	68,884	84,707	(15,823)
Gross margin	89,746	85,266	4,480	85,266	77,197	8,069
Operations & maintenance	53,839	52,028	1,811	52,028	48,689	3,339
Depreciation & amortization	11,988	10,130	1,858	10,130	8,263	1,867
Other taxes	3,255	3,170	85	3,170	3,120	50
Other operating expenses	69,082	65,328	3,754	65,328	60,072	5,256
Operating Income	$20,664	$19,938	$726	$19,938	$17,125	$2,813

2020 Compared to 2019
Operating income for the Unregulated Energy segment for 2020 was $20.7 million, an increase of $0.7 million compared to 2019. The increased operating income was due to an increase in gross margin of $4.5 million, which was partially offset by an increase of $3.8 million in other operating expenses. Excluding the estimated COVID-19 impacts of $1.7 million, operating income increased $2.4 million as a result of incremental gross margin from the acquisitions of the Boulden and Western Natural Gas propane assets, higher retail propane margins per gallon, increased demand for Marlin Gas Services' CNG transportation services and higher rates for Aspire Energy. These increases were partially offset by reduced gross margins from overall warmer temperatures, higher depreciation, amortization and property taxes, expenses associated with recent acquisitions, and increased insurance expense.
Gross Margin
Items contributing to the year-over-year increase in gross margin are listed in the following table:

(in thousands)	Margin Impact
Propane Operations
Boulden and Western Natural Gas acquisitions (completed December 2019 and October 2020)	$3,960
Increased retail propane margins per gallon driven by favorable market conditions and supply management	1,937
Decreased customer consumption - primarily weather related	(2,448)
Marlin Gas Services
Increased demand for CNG services	1,821
Aspire Energy
Higher margins from negotiated rate increases	1,312
Decreased customer consumption - primarily weather related	(517)
Unfavorable COVID-19 impacts on gross margin	(1,457)
Other variances	(128)
Year-over-year increase in gross margin	$4,480

The following narrative discussion provides further detail and analysis of the significant items in the foregoing table.
Propane Operations
•Boulden and Western Natural Gas - We generated gross margin of $3.6 million from Boulden which was acquired by Sharp in December 2019 and $0.4 million from Western Natural Gas which was acquired by Sharp in October 2020.

•Increased Retail Propane Margins - Gross margin increased by $1.9 million, due to lower propane inventory costs and favorable market conditions. These market conditions, which include competition with other propane suppliers, as well as the availability and price of alternative energy sources, may fluctuate based on changes in demand, supply and other energy commodity prices.

Chesapeake Utilities Corporation 2020 Form 10-K Page 35

•Decreased Customer Consumption Primarily Driven by Weather - Gross margin decreased by $2.4 million for the Mid-Atlantic propane operations as weather on the Delmarva Peninsula was 9 percent warmer in 2020 compared to 2019.

Marlin Gas Services
•Gross margin increased by $1.8 million, as compared to 2019 due to higher demand for CNG hold services.

Aspire Energy
•Increased Margin Driven by Changes in Rates - Gross margin increased by $1.3 million, due primarily to higher margins from negotiated rate increases.

•Decreased Customer Consumption Primarily Driven by Weather - Gross margin decreased by $0.5 million due to lower consumption as weather in Ohio was approximately 5 percent warmer in 2020 compared to 2019.

Unfavorable COVID-19 Impacts
•Gross margin decreased by $1.5 million as a result of lower customer consumption, which was caused by the slowing of economic activities in our service territories as a result of restrictions imposed to promote social distancing and to slow down the spread of COVID-19.
Other Operating Expenses
Items contributing to the period-over-period increase in other operating expenses are listed in the following table:

(in thousands)
Depreciation and amortization due to new capital investments	1,840
Operating expenses from Boulden and Western Natural Gas acquisitions	1,510
Insurance expense (non-health) - both insured and self-insured	645
Other variances	(241)
Period-over-period increase in other operating expenses	$3,754
2019 compared to 2018
The results for the Unregulated Energy segment for the year ended December 31, 2019 compared to 2018 are described in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2019, which is incorporated by reference.
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
Chesapeake Utilities Corporation 2020 Form 10-K     Page 36

OTHER INCOME (EXPENSE), NET
Other income (expense), net was $3.2 million and $(1.8) million for 2020 and 2019, respectively. Other income (expense), net includes non-operating investment income (expense), interest income, late fees charged to customers, gains or losses from the sale of assets for our unregulated businesses and pension and other benefits expense. The increase was primarily due to gains from the sale of two properties and lower pension expense in 2020. The property sales were the result of consolidation of certain operations facilities.
INTEREST CHARGES
2020 Compared to 2019
Interest charges for 2020 decreased by $0.5 million, compared to the same period in 2019, attributable primarily to a decrease of $4.6 million in interest expense primarily on lower levels outstanding under our revolving credit facilities and lower interest rates on short-term borrowings, $1.5 million of an amortization credit/reduction in interest expense associated with a regulatory liability that was established in connection with the Hurricane Michael regulatory proceeding settlement, and $0.5 million primarily due to higher capitalized interest associated with growth projects. This decrease was offset by an increase of $5.9 million in interest expense on long-term debt as a result of several long-term debt placements in 2019 and 2020 and $1.0 million in interest and fees associated with the early payoff of the 9.08% FPU secured first mortgage bonds.
INCOME TAXES
2020 Compared to 2019
Income tax expense from continuing operations was $23.5 million for 2020 compared to $21.1 million for 2019. Our effective income tax rate was 25.0 percent and 25.7 percent for the year ended December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, we implemented certain provisions of the CARES Act that allowed us to carryback net operating losses from 2018 and 2019 into prior year periods where the federal income tax rate was higher. As a result, we recognized a $1.8 million reduction in tax expense for the twelve months ended December 31, 2020. Excluding this impact of the CARES Act, our effective tax rate for the year ended December 31, 2020 was 26.9 percent.

LIQUIDITY AND CAPITAL RESOURCES
Our capital requirements reflect the capital-intensive and seasonal nature of our business and are principally attributable to investment in new plant and equipment, retirement of outstanding debt and seasonal variability in working capital. We rely on cash generated from operations, short-term borrowings, and other sources to meet normal working capital requirements and to temporarily finance capital expenditures. We may also issue long-term debt and equity to fund capital expenditures and to more closely align our capital structure with our target capital structure. We maintain an effective shelf registration statement with the SEC for the issuance of shares of common stock under various types of equity offerings, including shares of common stock under our ATM equity program, as well as an effective registration statement with respect to the DRIP. Depending on our capital needs and subject to market conditions, in addition to other possible debt and equity offerings, we may consider issuing additional shares under the direct share purchase component of the DRIP and/or under the ATM equity program. Beginning in the third quarter of 2020, we issued shares of common stock under both the DRIP and the ATM equity program.

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
Capital expenditures for investments in new or acquired plant and equipment are our largest capital requirements. Our capital expenditures were $195.9 million (including the purchase of certain propane assets of Western Natural Gas and certain natural gas assets of Elkton Gas) in 2020.
Chesapeake Utilities Corporation 2020 Form 10-K Page 37

The following table shows total capital expenditures for the year ended December 31, 2020 by segment and by business line:

For the Year Ended December 31, 2020
(dollars in thousands)
Regulated Energy:
Natural gas distribution	$85,257
Natural gas transmission	58,609
Electric distribution	3,234
Total Regulated Energy	147,100
Unregulated Energy:
Propane distribution	15,455
Energy transmission	19,398
Other unregulated energy	11,442
Total Unregulated Energy	46,295
Other:
Corporate and other businesses	2,480
Total Other	2,480
Total 2020 Capital Expenditures	$195,875
In the table below, we have provided a preliminary range of our forecasted capital expenditures for 2021:

	Estimate for Fiscal 2021
(dollars in thousands)	Low	High
Regulated Energy:
Natural gas distribution	$79,000	$85,000
Natural gas transmission	55,000	60,000
Electric distribution	9,000	13,000
Total Regulated Energy	143,000	158,000
Unregulated Energy:
Propane distribution	9,000	12,000
Energy transmission	14,000	15,000
Other unregulated energy	8,000	12,000
Total Unregulated Energy	31,000	39,000
Other:
Corporate and other businesses	1,000	3,000
Total Other	1,000	3,000
Total 2021 Forecasted Capital Expenditures	$175,000	$200,000

The 2021 budget, excluding acquisitions, includes capital expenditures associated with the following projects: Delmarva Natural Gas distribution's Somerset County expansion and the Bioenergy Devco RNG Project, Eastern Shore's Del-Mar Energy Pathway and the CleanBay RNG projects, Florida's Western Palm Beach County expansion and other potential pipeline projects, continued expenditures under the Florida GRIP, further expansions of our natural gas distribution and transmission systems, continued natural gas and electric system infrastructure improvement activities, facilities to support Marlin Gas Services' legacy growth and expansion into RNG and LNG transport, information technology systems, and other strategic initiatives and investments.

The capital expenditure projection is subject to continuous review and modification. Actual capital requirements may vary from the above estimates due to a number of factors, including changing economic conditions, capital delays because of COVID-19 that are greater than currently anticipated, customer growth in existing areas, regulation, new growth or acquisition
Chesapeake Utilities Corporation 2020 Form 10-K     Page 38

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
The following tables present our capitalization, excluding and including short-term borrowings, as of December 31, 2020 and 2019 follows:

	December 31, 2020		December 31, 2019
(in thousands)
Long-term debt, net of current maturities	$508,499	42%	$440,168	44%
Stockholders’ equity	697,085	58%	561,577	56%
Total capitalization, excluding short-term borrowings	$1,205,584	100%	$1,001,745	100%

	December 31, 2020		December 31, 2019
(in thousands)
Short-term debt	$175,644	13%	$247,371	19%
Long-term debt, including current maturities	522,099	37%	485,768	38%
Stockholders’ equity	697,085	50%	561,577	43%
Total capitalization, including short-term borrowings	$1,394,828	100%	$1,294,716	100%
Our target ratio of equity to total capitalization, including short-term borrowings, is between 50 and 60 percent. Our equity to total capitalization ratio, including short-term borrowings, was 50 percent as of December 31, 2020. We seek to align permanent financing with the in-service dates of capital projects. We may utilize more temporary short-term debt when the financing cost is attractive as a bridge to the permanent long-term financing or if the equity markets are volatile.
In the third and fourth quarter of 2020, we issued 1.0 million shares of common stock through our DRIP and the ATM programs and received net proceeds of approximately $83.0 million which were added to our general funds. See Note 16, Stockholders’ Equity, in the consolidated financial statements for additional information on commissions and fees paid in connection with these issuances.
As of December 31, 2020, we had no restrictions on our cash balances. Chesapeake Utilities’ Senior Notes contain a restriction that limits the payment of dividends or other restricted payments in excess of certain pre-determined thresholds. As of December 31, 2020, $324.6 million of our consolidated net income were free of such restrictions.
Term Notes
In January 2019, we issued a $30.0 million unsecured term note through Branch Banking and Trust Company, with a maturity date of February 28, 2020. This note was paid in full in February 2020 utilizing our short-term borrowing facilities.
Uncollateralized Senior Notes
All of our Senior Notes require periodic principal and interest payments as specified in each note. They also contain various restrictions. The most stringent restrictions state that we must maintain equity of at least 40.0 percent of total capitalization (including short-term borrowings), and the fixed charge coverage ratio must be at least 1.2 times. The most recent Senior Notes issued since September 2013 also contain a restriction that we must maintain an aggregate net book value in our regulated business assets of at least 50.0 percent of our consolidated total assets. Failure to comply with those covenants could result in accelerated due dates and/or termination of the Senior Note agreements.
Chesapeake Utilities Corporation 2020 Form 10-K Page 39

Shelf Agreements
We have entered into Shelf Agreements with Prudential, MetLife and NYL, whom are under no obligation to purchase any unsecured debt. The following table summarizes our Shelf Agreements at December 31, 2020:

	Total Borrowing Capacity	Less: Amount of Debt Issued	Less: Unfunded Commitments	Remaining Borrowing Capacity
Shelf Agreement
(in thousands)
Prudential Shelf Agreement (1)	$370,000	$(220,000)	—	$150,000
MetLife Shelf Agreement (2)	150,000	—	—	150,000
NYL Shelf Agreement (3)	150,000	(140,000)	—	10,000
Total	$670,000	$(360,000)	$—	$310,000
(1) In April 2020, we amended the Prudential Shelf Agreement to increase the available borrowing capacity by $150.0 million. The Shelf Agreement expires in April 2023. In July 2020, we issued $50 million of Prudential Shelf Notes at the rate of 3.00 percent per annum.
(2) In May 2020, we amended an agreement with MetLife to provide a new $150 million MetLife Shelf Agreement for a three-year term ending May 2023.
(3) In August 2020 we issued $40 million of NYL Shelf Notes at the rate of 2.96 percent per annum. The NYL Shelf Agreement expires in November 2021.

The Senior Notes, Shelf Agreements and Shelf Notes set forth certain business covenants to which we are subject when any note is outstanding, including covenants that limit or restrict our ability, and the ability of our subsidiaries, to incur indebtedness, or place or permit liens and encumbrances on any of our property or the property of our subsidiaries.
Short-Term Borrowings
At December 31, 2020 and 2019, our short-term borrowing totaled $175.6 million and $247.4 million, respectively, at weighted average interest rates of 1.28 percent and 2.62 percent, respectively. Included in the December 31, 2020 balance, is $60.0 million in short-term debt for which we have entered into interest rate swap agreements.
In September 2020, we entered into a new $375.0 million syndicated Revolver with six participating lenders. As a result of entering into the Revolver, in September 2020, we terminated and paid all outstanding balances under the previously existing bilateral lines of credit and the previous revolving credit facility.
The availability of funds under the Revolver is subject to conditions specified in the credit agreement, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in the Revolver to maintain, at the end of each fiscal year, a funded indebtedness ratio of no greater than 65 percent. As of December 31, 2020, we are in compliance with this covenant.
The Revolver expires on September 29, 2021 and is available to provide funds for our short-term cash needs to meet seasonal working capital requirements and to temporarily fund portions of our capital expenditures. Borrowings under the Revolver are subject to a pricing grid, including the commitment fee and the interest rate charged. Our pricing is adjusted each quarter based upon our total indebtedness to total capitalization ratio. As of December 31, 2020, our pricing under the Revolver included a commitment fee of 0.175 percent and an interest rate of 1.125 percent over LIBOR. Our available credit under the new Revolver at December 31, 2020 was $196.9 million. As of December 31, 2020, we had issued $4.8 million in letters of credit to various counterparties under the syndicated Revolver. Although the letters of credit are not included in the outstanding short-term borrowings and we do not anticipate they will be drawn upon by the counterparties, the letters of credit reduce the available borrowings under our syndicated Revolver.

In the second quarter of 2020, we entered into interest rate swaps with notional amounts totaling $100.0 million associated with three of our short-term lines of credit which were settled in October 2020. The interest rate swaps were entered to hedge the variability in cash flows attributable to changes in the short-term borrowing rates during this period. The fixed swap rates ranged between 0.2615 and 0.3875 percent for the period. In the fourth quarter of 2020, we entered into an additional interest rate swap with notional amounts totaling $60.0 million, through December 2021 with pricing of 0.20 percent and 0.205 percent for the period associated with our outstanding borrowing under the Revolver. In February 2021, we entered into an additional interest rate swap with a notional amount of $40.0 million through December 2021 at pricing of 0.17 percent. Our short-term borrowing is based on the 30-day LIBOR rate. The interest swap was cash settled monthly as the counter-party pays us the 30-day LIBOR rate less the fixed rate.
Chesapeake Utilities Corporation 2020 Form 10-K     Page 40

We are authorized by our Board of Directors to borrow up to $375 million of short-term debt, as required.
Key statistics regarding our unsecured short-term credit facilities (our Revolver and previous bilateral lines of credit and revolving credit facility) for the years ended December 31, 2020 and 2019 are as follows:

(in thousands)	2020	2019	2018
Average borrowings during the year	$230,526	$257,587	$238,750
Weighted average interest rate for the year	1.50%	3.11%	2.93%
Maximum month-end borrowings	$284,914	$302,379	$290,103

Cash Flows
The following table provides a summary of our operating, investing and financing cash flows for the years ended December 31, 2020, 2019 and 2018:

	For the Year Ended December 31,
	2020	2019	2018
(in thousands)
Net cash provided by (used in):
Operating activities	$158,916	$102,964	$117,362
Investing activities	(181,631)	(186,587)	(256,848)
Financing activities	19,229	84,519	139,961
Net (decrease) increase in cash and cash equivalents	(3,486)	896	475
Cash and cash equivalents—beginning of period	6,985	6,089	5,614
Cash and cash equivalents—end of period	$3,499	$6,985	$6,089
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
We normally generate a large portion of our annual net income and related increases in our accounts receivable in the first and fourth quarters of each year due to significant volumes of natural gas and propane delivered to customers during the peak heating season by our natural gas and propane operations and our natural gas supply, gathering and processing operation. In addition, our natural gas and propane inventories, which usually peak in the fall months, are largely drawn down in the heating season and provide a source of cash as the inventory is used to satisfy winter sales demand.
During 2020 and 2019, net cash provided by operating activities was $158.9 million and $103.0 million, respectively, resulting in an increase in cash flows of $55.9 million. Significant operating activities generating the cash flows change were as follows:
•Changes in net accounts receivable and accrued revenue and accounts payable and accrued liabilities increased cash flows by $23.0 million, due in part to the absence of PESCO, whose assets and contracts were sold in the fourth quarter of 2019, as well as the timing and receipt of customer receipts and vendor payments;
•Net income, adjusted for non-cash adjustments and reconciling activities, increased cash flows by $23.6 million, due primarily to higher net income, depreciation and amortization and gain on sale of assets;
•Net cash flows from income taxes receivable increased by $11.9 million due primarily to tax refunds resulting from implementation of the CARES Act in 2020 which allowed taxable losses to be carried back against prior year taxable income;
•Changes in net regulatory assets and liabilities increased cash flows by $2.8 million due primarily to the change in fuel costs collected through the various cost recovery mechanisms;
•Changes in net prepaid expenses and other current assets, customer deposits and refunds and other assets and liabilities, net increased cash flows by $1.1 million; offset by
•Net cash flows from changes in propane inventory, storage gas and other inventories which decreased by approximately $6.5 million.
Chesapeake Utilities Corporation 2020 Form 10-K Page 41

Cash Flows Used in Investing Activities
Net cash used in investing activities totaled $181.6 million and $186.6 million during the year ended December 31, 2020 and 2019, respectively, resulting in an increase in cash flows of $5.0 million. Key investing activities contributing to the cash flow change included:
•Cash used to pay for capital expenditures was $165.5 million for the year ended December 31, 2020, compared to $184.7 million in December 31, 2019;
•Net cash of $22.2 million was primarily used to acquire certain propane operating assets of Elkton Gas and Western Natural Gas in 2020, compared to net cash of $24.0 million used to acquire operating assets of Boulden in 2019; and
•Cash received from sales of assets was $8.1 million for the year ended December 31, 2020 due primarily to sale of properties as a result of consolidation of certain operations facilities.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities totaled $19.2 million for the year ended December 31, 2020, compared to net cash of $84.5 million provided by financing activities during the prior year which resulted in a decrease in cash flows of $65.3 million, primarily due to the following:
•Increased cash flows of $61.0 million and $23.3 million, from new equity issued under the ATM and waiver component of the DRIP, respectively;
•Decreased cash flows from higher repayments of short-term borrowing of $25.7 million under our line of credit arrangements;
•Decreased cash flows of $109.8 million associated with less long-term debt issuances. For the year ended December 31, 2020, we received net proceeds of $89.8 million from the issuance of Prudential Shelf Notes in July 2020 and NYL Shelf Notes in August 2020. For the year ended December 31, 2019 we received $199.6 million in net cash proceeds from the issuance of Term Notes, Prudential Shelf Notes and Uncollateralized Senior Notes.
•Decreased cash flows of $11.7 million as a result of the repayment of more long-term debt;
•Increased cash flows of $0.3 million as a result of changes in cash overdrafts in 2020; and
•Cash dividend payments of $27.2 million in 2020 compared to $24.7 million for 2019.

CONTRACTUAL OBLIGATIONS
We have the following contractual obligations and other commercial commitments as of December 31, 2020:

	Payments Due by Period
Contractual Obligations	2021	2022-2023	2024-2025	After 2025	Total
(in thousands)
Long-term debt (1)	$13,600	$37,700	$42,200	$429,500	$523,000
Operating leases (2)	2,027	3,907	3,052	4,419	13,405
Purchase obligations (3)
Transmission capacity	35,330	66,434	56,533	169,102	327,399
Storage capacity	2,044	2,618	—	—	4,662
Commodities	25,728	—	—	—	25,728
Electric supply	6,357	12,788	12,887	32,402	64,434
Unfunded benefits (4)	310	606	572	1,274	2,762
Funded benefits (5)	3,863	3,090	3,090	3,031	13,074
Total Contractual Obligations	$89,259	$127,143	$118,334	$639,728	$974,464
(1) This represents principal payments on long-term debt. See Item 8, Financial Statements and Supplementary Data, Note 13, Long-Term Debt, for additional information. The expected interest payments on long-term debt are $18.5 million, $34.7 million, $31.5 million and $95.3 million, respectively, for the periods indicated above. Expected interest payments for all periods total $180.0 million.
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
(5) We have recorded long-term liabilities of $15.9 million at December 31, 2020 for two qualified, defined benefit pension plans. The assets funding these plans are in a separate trust and are not considered assets of ours or included in our balance sheets. The Contractual Obligations table above includes $2.3 million, reflecting the payments we expect to make to the trust funds in 2021. Additional contributions may be required in future years based on the actual return earned
Chesapeake Utilities Corporation 2020 Form 10-K     Page 42

by the plan assets and other actuarial assumptions, such as the discount rate and long-term expected rate of return on plan assets. See Item 8, Financial Statements and Supplementary Data, Note 17, Employee Benefit Plans, for further information on the plans. Additionally, the Contractual Obligations table above includes deferred compensation obligations totaling $10.8 million, funded with Rabbi Trust assets in the same amount. The Rabbi Trust assets are recorded under Investments on the consolidated balance sheets. We assume a retirement age of 65 for purposes of distribution from this trust.
OFF-BALANCE SHEET ARRANGEMENTS
Our Board of Directors has authorized us to issue corporate guarantees securing obligations of our subsidiaries and to obtain letters of credit securing our subsidiaries' obligations. The maximum authorized liability under such guarantees and letters of credit as of December 31, 2020 was $20.0 million. The aggregate amount guaranteed at December 31, 2020 was $5.7 million, with the guarantees expiring on various dates through September 2021.
As of December 31, 2020, we have issued letters of credit totaling approximately $4.8 million related to the electric transmission services for FPU's electric division, the firm transportation service agreement between TETLP and our Delaware and Maryland divisions, and our current and previous primary insurance carriers. These letters of credit have various expiration dates through October 5, 2021. There have been no draws on these letters of credit as of December 31, 2020. We do not anticipate that the counterparties will draw upon these letters of credit, and we expect that they will be renewed to the extent necessary in the future. Additional information is presented in Item 8, Financial Statements and Supplementary Data, Note 21, Other Commitments and Contingencies in the consolidated financial statements.
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
Financial Instruments
We utilize financial instruments to mitigate commodity price risk associated with fluctuations of natural gas, electricity and propane and to mitigate interest rate risk. We continually monitor the use of these instruments to ensure compliance with our risk management policies and account for them in accordance with GAAP, such that every derivative instrument is recorded as either an asset or a liability measured at its fair value. It also requires that changes in the derivatives' fair value are recognized in the current period earnings unless specific hedge accounting criteria are met. If these instruments do not meet the definition of derivatives or are considered “normal purchases and normal sales,” they are accounted for on an accrual basis of accounting.
Additionally, GAAP also requires us to classify the derivative assets and liabilities based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the fair value of the assets and liabilities and their placement within the fair value hierarchy.
Chesapeake Utilities Corporation 2020 Form 10-K Page 43

We determined that certain propane put options, call options, swap agreements and interest rate swap agreements met the specific hedge accounting criteria. We also determined that most of our contracts for the purchase or sale of natural gas, electricity and propane either: (i) did not meet the definition of derivatives because they did not have a minimum purchase/sell requirement, or (ii) were considered “normal purchases and normal sales” because the contracts provided for the purchase or sale of natural gas, electricity or propane to be delivered in quantities that we expect to use or sell over a reasonable period of time in the normal course of business. Accordingly, these contracts were accounted for on an accrual basis of accounting.
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
For regulated deliveries of natural gas, electricity and propane, we read meters and bill customers on monthly cycles that do not coincide with the accounting periods used for financial reporting purposes. We accrue unbilled revenues for natural gas and electricity that have been delivered, but not yet billed, at the end of an accounting period to the extent that they do not coincide. We estimate the amount of the unbilled revenue by jurisdiction and customer class. A similar computation is made to accrue unbilled revenues for propane customers with meters, such as community gas system customers, whose billing cycles do not coincide with the accounting periods.
Our Ohio natural gas transmission/supply operation recognizes revenues based on actual volumes of natural gas shipped, using contractual rates, which are based upon index prices that are published monthly.
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
Allowance for Credit Losses
An allowance for expected credit losses is recorded against amounts due to reduce the net receivable balance to the amount we reasonably expect to collect based upon our collections experience, the condition of the overall economy and our assessment of our customers’ inability or reluctance to pay. If circumstances change, however, our estimate of the recoverability of accounts receivable may also change. Circumstances which could affect our estimates include, but are not limited to, customer credit issues, the level of natural gas, electricity and propane prices, impacts from pandemics and general economic conditions. Accounts are written off once they are deemed to be uncollectible.
Goodwill and Other Intangible Assets
We test goodwill for impairment at least annually in December. The annual impairment testing for 2020 indicated no impairment of goodwill. Additional information is presented in Item 8, Financial Statements and Supplementary Data, Note 11, Goodwill and Other Intangible Assets, in the consolidated financial statements.
Chesapeake Utilities Corporation 2020 Form 10-K     Page 44

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
For 2020, actuarial assumptions include expected long-term rates of return on plan assets of 3.50 percent and 6.00 percent for Chesapeake Utilities' pension plan and FPU’s pension plan, respectively, and discount rates of 2.25 percent and 2.50 percent for Chesapeake Utilities' and FPU’s plans, respectively. The discount rate for each plan was determined by management considering high-quality corporate bond rates, such as the Prudential curve index and the FTSE Index, changes in those rates from the prior year and other pertinent factors, including the expected lives of the plans and the availability of the lump-sum payment option. A 0.25 percent decrease in the discount rate could decrease our annual pension and postretirement costs by an immaterial amount, and a 0.25 percent increase could increase our annual pension and postretirement costs by an immaterial amount.

Actual changes in the fair value of plan assets and the differences between the actual return on plan assets and the expected return on plan assets could have a material effect on the amount of pension benefit costs that we ultimately recognize. A 0.25 percent change in the rate of return could change our annual pension cost by approximately $0.2 million and would not have an impact on the postretirement and Chesapeake Utilities supplemental executive retirement pension plan ("Chesapeake SERP") because these plans are not funded.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
INTEREST RATE RISK
Long-term debt is subject to potential losses based on changes in interest rates. We evaluate whether to refinance existing debt or permanently refinance existing short-term borrowings based in part on the fluctuation in interest rates. The fluctuation in interest rates expose us to potential increased cost we could incur when we issue debt instruments or to provide financing and liquidity for our business activities. We utilize interest rate swap agreements to mitigate short-term borrowing rate risk. Additional information about our long-term debt and short-term borrowing is disclosed in Note 13, Long-Term Debt, and Note 14, Short-Term Borrowings, respectively, in the consolidated financial statements.
Chesapeake Utilities Corporation 2020 Form 10-K Page 45

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
We can store up to approximately 8.3 million gallons of propane (including leased storage and rail cars) during the winter season to meet our customers’ peak requirements and to serve metered customers. Decreases in the wholesale price of propane may cause the value of stored propane to decline, particularly if we utilize fixed price forward contracts for supply. To mitigate the risk of propane commodity price fluctuations on the inventory valuation, we have adopted a Risk Management Policy that allows our propane distribution operation to enter into fair value hedges, cash flow hedges or other economic hedges of our inventory.
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
The following table reflects the changes in the fair market value of financial derivatives contracts related to propane purchases and sales from December 31, 2019 to December 31, 2020:

(in thousands)	Balance at December 31, 2019	Increase (Decrease) in Fair Market Value	Less Amounts Settled	Balance at December 31, 2020
Sharp	$(1,844)	$4,292	$734	$3,182
Total	$(1,844)	$4,292	$734	$3,182
There were no changes in the methods of valuations during the year ended December 31, 2020.
The following is a summary of fair market value of financial derivatives as of December 31, 2020, by method of valuation and by maturity for each fiscal year period.

(in thousands)	2021	2022	2023	Total Fair Value
Price based on Mont Belvieu - Sharp	$2,669	$508	$5	$3,182
Total	$2,669	$508	$5	$3,182
WHOLESALE CREDIT RISK
The Risk Management Committee reviews credit risks associated with counterparties to commodity derivative contracts prior to such contracts being approved.
Additional information about our derivative instruments is disclosed in Item 8, Financial Statements and Supplementary Data, Note 8, Derivative Instruments, in the consolidated financial statements.
Chesapeake Utilities Corporation 2020 Form 10-K     Page 46

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

Chesapeake Utilities Corporation 2020 Form 10-K Page 47

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Chesapeake Utilities Corporation

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Chesapeake Utilities Corporation and Subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule listed in Item 15(a)2 (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

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
Chesapeake Utilities Corporation 2020 Form 10-K     Page 48

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

Goodwill - Energy Transmission and Supply Services (Aspire Energy), Mid-Atlantic Propane Operations, Florida Propane Operations and Marlin Gas Services - Unregulated Energy Segment - Refer to Notes 1 and 11 to the consolidated financial statements

Critical Audit Matter Description

As described in Notes 1 and 11 to the consolidated financial statements, the Company has recorded approximately $31.1 million of goodwill within the Unregulated Energy reportable segment as of December 31, 2020, all of which relates to the four reporting units listed above. To test goodwill for impairment, the Company uses a present value technique based on discounted cash flows to estimate the fair value of its reporting units. Management’s testing of goodwill for 2020 indicated no impairment.

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

How the Critical Audit Matter was Addressed in the Audit

The primary procedures we performed to address this critical audit matter included:

•We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the reporting units within the Unregulated Energy reportable segment.
•We evaluated the appropriateness of management’s valuation methodology, including testing the mathematical accuracy of the calculation.
•We assessed the historical accuracy of management’s revenue and operating margin forecasts.
•We compared the significant assumptions used by management to current industry and economic trends, current and historical performance of each reporting unit, and other relevant factors.
•We performed sensitivity analyses of the significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions.
•We evaluated whether the assumptions were consistent with evidence obtained in other areas of the audit, including testing the Company’s fair value of all reporting units, inclusive of the Regulated and Unregulated Energy reporting units, in relation to the market capitalization of the Company and assessed the results.

/s/ Baker Tilly US, LLP (formerly Baker Tilly Virchow Krause, LLP)

We have served as the Company's auditor since 2007.

Philadelphia, Pennsylvania
February 24, 2021

Chesapeake Utilities Corporation 2020 Form 10-K Page 49

Chesapeake Utilities Corporation and Subsidiaries

Consolidated Statements of Income

	For the Year Ended December 31,
	2020	2019	2018
(in thousands, except shares and per share data)
Operating Revenues
Regulated Energy	$352,746	$343,006	$345,281
Unregulated Energy	152,526	154,151	161,905
Other businesses and eliminations	(17,074)	(17,552)	(16,870)
Total operating revenues	488,198	479,605	490,316
Operating Expenses
Regulated Energy cost of sales	91,994	102,803	121,828
Unregulated Energy and other cost of sales	45,944	51,698	68,341
Operations	142,055	137,845	132,523
Maintenance	15,587	15,679	14,387
Gain from a settlement	(130)	(130)	(130)
Depreciation and amortization	58,117	45,424	40,220
Other taxes	21,908	20,001	18,303
Total operating expenses	375,475	373,320	395,472
Operating Income	112,723	106,285	94,844
Other income (expense), net	3,222	(1,847)	(607)
Interest charges	21,765	22,224	16,146
Income from Continuing Operations Before Income Taxes	94,180	82,214	78,091
Income Taxes on Continuing Operations	23,538	21,114	21,123
Income from Continuing Operations	70,642	61,100	56,968
Income (loss) from Discontinued Operations, Net of Tax	686	(1,349)	(388)
Gain on sale of Discontinued Operations, Net of tax	170	5,402	—
Net Income	$71,498	$65,153	$56,580

Weighted Average Common Shares Outstanding:
Basic	16,711,579	16,398,443	16,369,616
Diluted	16,770,735	16,448,486	16,419,870
Basic Earnings Per Share of Common Stock:
Earnings Per Share from Continuing Operations	$4.23	$3.73	$3.48
Earnings/(Loss) Per Share from Discontinued Operations	0.05	0.24	(0.02)
Basic Earnings Per Share of Common Stock	$4.28	$3.97	$3.46

Diluted Earnings Per Share of Common Stock:
Earnings Per Share from Continuing Operations	$4.21	$3.72	$3.47
Earnings/(Loss) Per Share from Discontinued Operations	0.05	0.24	(0.02)
Diluted Earnings Per Share of Common Stock	$4.26	$3.96	$3.45
The accompanying notes are an integral part of the financial statements.
Chesapeake Utilities Corporation 2020 Form 10-K     Page 50

Chesapeake Utilities Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
	2020	2019	2018
(in thousands)
Net Income	$71,498	$65,153	$56,580
Other Comprehensive Income (Loss), net of tax:
Employee Benefits, net of tax:
Amortization of prior service cost, net of tax of $(18), $(20) and $(22), respectively	(59)	(57)	(55)
Net gain (loss), net of tax of $(41), $368, and $(49), respectively	(154)	1,052	(108)
Cash Flow Hedges, net of tax:
Unrealized gain (loss) on commodity contract cash flow hedges, net of tax of $1,392, $(176) and $(555), respectively	3,643	(434)	(1,371)
Unrealized (loss) on interest rate swap cash flow hedges, net of tax of $(12) in 2020	(28)	—	—
Total Other Comprehensive Income (Loss)	3,402	561	(1,534)
Comprehensive Income	$74,900	$65,714	$55,046
The accompanying notes are an integral part of the financial statements.
Chesapeake Utilities Corporation 2020 Form 10-K Page 51

Chesapeake Utilities Corporation and Subsidiaries

Consolidated Balance Sheets

	As of December 31,
Assets	2020	2019
(in thousands, except shares and per share data)
Property, Plant and Equipment
Regulated Energy	$1,577,576	$1,441,473
Unregulated Energy	300,647	265,209
Other businesses and eliminations	30,769	39,850
Total property, plant and equipment	1,908,992	1,746,532
Less: Accumulated depreciation and amortization	(368,743)	(336,876)
Plus: Construction work in progress	60,929	54,141
Net property, plant and equipment	1,601,178	1,463,797
Current Assets
Cash and cash equivalents	3,499	6,985
Trade and other receivables	61,675	50,899
Less: Allowance for credit losses	(4,785)	(1,337)
Trade receivables, net	56,890	49,562
Accrued revenue	21,527	20,846
Propane inventory, at average cost	5,906	5,824
Other inventory, at average cost	5,539	6,067
Regulatory assets	10,786	5,144
Storage gas prepayments	2,455	3,541
Income taxes receivable	12,885	20,050
Prepaid expenses	13,239	13,928
Derivative assets, at fair value	3,269	—
Other current assets	436	2,879
Total current assets	136,431	134,826
Deferred Charges and Other Assets
Goodwill	38,731	32,668
Other intangible assets, net	8,292	8,129
Investments, at fair value	10,776	9,229
Operating lease right-of-use assets	11,194	11,563
Regulatory assets	113,806	73,407
Receivables and other deferred charges	12,079	49,579
Total deferred charges and other assets	194,878	184,575
Total Assets	$1,932,487	$1,783,198
The accompanying notes are an integral part of the financial statements.

Chesapeake Utilities Corporation 2020 Form 10-K     Page 52

Chesapeake Utilities Corporation and Subsidiaries

Consolidated Balance Sheets

	As of December 31,
Capitalization and Liabilities	2020	2019
(in thousands, except shares and per share data)
Capitalization
Stockholders’ equity
Preferred stock, par value $0.01 per share (authorized 2,000,000 shares), no shares issued and outstanding	$—	$—
Common stock, par value $0.4867 per share (authorized 50,000,000 shares)	8,499	7,984
Additional paid-in capital	348,482	259,253
Retained earnings	342,969	300,607
Accumulated other comprehensive loss	(2,865)	(6,267)
Deferred compensation obligation	5,679	4,543
Treasury stock	(5,679)	(4,543)
Total stockholders’ equity	697,085	561,577
Long-term debt, net of current maturities	508,499	440,168
Total capitalization	1,205,584	1,001,745
Current Liabilities
Current portion of long-term debt	13,600	45,600
Short-term borrowing	175,644	247,371
Accounts payable	60,253	54,068
Customer deposits and refunds	33,302	30,939
Accrued interest	2,905	2,554
Dividends payable	7,683	6,644
Accrued compensation	13,994	16,236
Regulatory liabilities	6,284	5,991
Derivative liabilities, at fair value	127	1,844
Other accrued liabilities	15,240	12,077
Total current liabilities	329,032	423,324
Deferred Credits and Other Liabilities
Deferred income taxes	205,388	180,656
Regulatory liabilities	142,736	127,744
Environmental liabilities	4,299	6,468
Other pension and benefit costs	30,673	30,569
Operating lease - liabilities	9,872	9,896
Deferred investment tax credits and other liabilities	4,903	2,796
Total deferred credits and other liabilities	397,871	358,129
Environmental and other commitments and contingencies (Note 20 and 21)
Total Capitalization and Liabilities	$1,932,487	$1,783,198
The accompanying notes are an integral part of the financial statements.
Chesapeake Utilities Corporation 2020 Form 10-K Page 53

Chesapeake Utilities Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2020	2019	2018
(in thousands)
Operating Activities
Net Income	$71,498	$65,153	$56,580
Adjustments to reconcile net income to net operating cash:
Depreciation and amortization	58,117	45,900	40,802
Depreciation and accretion included in operations expenses	9,599	8,752	8,535
Deferred income taxes, net	24,709	24,476	21,226
Gain on sale of discontinued operations	(200)	(7,344)	—
Realized gain (loss) on sale of assets/commodity contracts	(6,243)	(4,135)	5,497
Unrealized loss (gain) on investments/commodity contracts	(1,482)	(1,595)	429
Employee benefits and compensation	207	1,985	856
Share-based compensation	4,829	4,279	2,813
Changes in assets and liabilities:
Accounts receivable and accrued revenue	(7,426)	36,489	(16,311)
Propane inventory, storage gas and other inventory	1,709	8,227	2,107
Regulatory assets/liabilities, net	(4,973)	(7,812)	2,250
Prepaid expenses and other current assets	2,424	11,115	(7,421)
Accounts payable and other accrued liabilities	4,941	(62,021)	35,907
Income taxes receivable (payable)	7,165	(4,750)	(522)
Customer deposits and refunds	2,238	(1,811)	(596)
Accrued compensation	(2,473)	2,120	708
Other assets and liabilities, net	(5,723)	(16,064)	(35,498)
Net cash provided by operating activities	158,916	102,964	117,362
Investing Activities
Property, plant and equipment expenditures	(165,511)	(184,727)	(240,351)
Proceeds from sale of assets	8,080	427	782
Acquisitions, net of cash acquired	(22,231)	(23,988)	(16,654)
Proceeds from the sale of discontinued operations	200	22,871	—
Environmental expenditures	(2,169)	(1,170)	(625)
Net cash used in investing activities	(181,631)	(186,587)	(256,848)
Financing Activities
Common stock dividends	(27,161)	(24,693)	(22,043)
Issuance of stock for Dividend Reinvestment Plan	22,627	(721)	(706)
Proceeds from issuance of common stock, net of expenses	60,980	—	—
Tax withholding payments related to net settled stock compensation	(977)	(692)	(1,210)
Change in cash overdrafts due to outstanding checks	(825)	(1,174)	(5,943)
Net borrowings (repayments) under line of credit agreements	(71,637)	(45,913)	49,432
Proceeds from issuance of long-term debt	89,822	199,648	154,819
Repayment of long-term debt and finance lease obligation	(53,600)	(41,936)	(34,388)
Net cash provided by financing activities	19,229	84,519	139,961
Net (Decrease) Increase in Cash and Cash Equivalents	(3,486)	896	475
Cash and Cash Equivalents — Beginning of Period	6,985	6,089	5,614
Cash and Cash Equivalents — End of Period	$3,499	$6,985	$6,089
Supplemental Cash Flow Disclosures (see Note 7)
The accompanying notes are an integral part of the financial statements.
Chesapeake Utilities Corporation 2020 Form 10-K     Page 54

Chesapeake Utilities Corporation and Subsidiaries

Consolidated Statements of Stockholders' Equity

	Common Stock (1)
(in thousands, except shares and per share data)	Number of Shares(2)	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation	Treasury Stock	Total
Balance at December 31, 2017	16,344,442	$7,955	$253,470	$229,141	$(4,272)	$3,395	$(3,395)	$486,294
Net Income	—	—	—	56,580	—	—	—	56,580
Cumulative effect of the adoption of ASU 2014-09	—	—	—	(1,498)	—	—	—	(1,498)
Reclassification upon the adoption of ASU 2018-02	—	—	—	907	(907)	—	—	—
Other comprehensive loss	—	—	—	—	(1,534)	—	—	(1,534)
Dividends declared ($1.4350 per share)	—	—	—	(23,600)	—	—	—	(23,600)
Dividend reinvestment plan	—	—	(3)	—	—	—	—	(3)
Share-based compensation and tax benefit (3) (4)	34,103	16	2,184	—	—	—	—	2,200
Treasury stock activities(2)	—	—	—	—	—	459	(459)	—
Balance at December 31, 2018	16,378,545	7,971	255,651	261,530	(6,713)	3,854	(3,854)	518,439
Net Income	—	—	—	65,153	—	—	—	65,153
Prior period reclassification	—	—	—	115	(115)	—	—	—
Other comprehensive income	—	—	—	—	561	—	—	561
Dividends declared ($1.585 per share)	—	—	—	(26,191)	—	—	—	(26,191)
Dividend reinvestment plan	—	—	(3)	—	—	—	—	(3)
Share-based compensation and tax benefit (3) (4)	25,231	13	3,605	—	—	—	—	3,618
Treasury stock activities (2)	—	—	—	—	—	689	(689)	—
Balances at December 31, 2019	16,403,776	7,984	259,253	300,607	(6,267)	4,543	(4,543)	561,577
Net Income	—	—	—	71,498	—	—	—	71,498
Other comprehensive income	—	—	—		3,402	—	—	3,402
Dividends declared ($1.725 per share)	—	—	—	(29,106)	—	—	—	(29,106)
Equity issuances under various plans (5)	1,023,609	498	85,353	—	—	—	—	85,851
Share-based compensation and tax benefit (3) (4)	34,456	17	3,876	—	—	—	—	3,893
Treasury stock activities (2)	—	—	—	—	—	1,136	(1,136)	—
Cumulative effect of the adoption of ASU 2016-13	—	—	—	(30)	—	—	—	(30)
Balances at December 31, 2020	17,461,841	$8,499	$348,482	$342,969	$(2,865)	$5,679	$(5,679)	$697,085

(1) 2,000,000 shares of preferred stock at $0.01 par value per share have been authorized. No shares have been issued or are outstanding; accordingly, no information has been included in the Consolidated Statements of Stockholders’ Equity.
(2) Includes 105,087, 95,329 and 97,053 shares at December 31, 2020, 2019 and 2018, respectively, held in a Rabbi Trust related to our Non-Qualified Deferred Compensation Plan.
(3) Includes amounts for shares issued for directors’ compensation.
(4) The shares issued under the SICP are net of shares withheld for employee taxes. For 2020, 2019 and 2018, we withheld 10,319, 7,635 and 16,918 shares, respectively, for taxes.
(5) Includes the Retirement Savings Plan, DRIP and ATM equity issuances.

The accompanying notes are an integral part of the financial statements.
Chesapeake Utilities Corporation 2020 Form 10-K Page 55

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
Our unregulated energy businesses primarily include: (a) propane operations in the Mid-Atlantic region and Florida; (b) our unregulated natural gas transmission/supply operation in central and eastern Ohio; (c) our CHP plant in Florida that generates electricity and steam; and (d) our subsidiary, based in Florida, that provides CNG, LNG and RNG transportation and pipeline solutions, primarily to utilities and pipelines throughout the eastern United States.
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
Beginning in the third quarter of 2019, our management began executing a strategy to sell the operating assets of PESCO. In the fourth quarter of 2019, we closed on four separate transactions to sell PESCO's assets and contracts. As a result of these sales, we have fully exited the natural gas marketing business. Accordingly, PESCO’s historical financial results are reflected in our consolidated financial statements as discontinued operations, which required retrospective application to financial information for all periods presented. Refer to Note 4, Acquisitions and Divestitures for further information.
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

Impacts from the restrictions imposed in our service territories and the implementation of our pandemic response plan, included reduced consumption of energy largely in the commercial and industrial sectors, higher bad debt expenses and incremental expenses associated with COVID-19, including personal protective equipment and premium pay for field personnel. The additional operating expenses we incurred support the ongoing delivery of our essential services during these unprecedented times. In the fourth quarter of 2020, we established regulatory assets, as currently authorized by the Delaware, Maryland and Florida PSCs, associated with the incremental expenses incurred by our natural gas and electric distribution businesses as a result of the pandemic. We are continuing to provide timely updates, monitor developments affecting our employees, customers, suppliers and stockholders, and take the necessary precautions to operate safely and comply with the CDC, Occupational Safety and Health Administration, state and local requirements. Refer to Note 19, Rates and Other Regulatory Activities, for further information on the regulated assets established as a result of the incremental expenses associated with COVID-19.
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
Chesapeake Utilities Corporation 2020 Form 10-K     Page 56

Notes to the Consolidated Financial Statements
Property, Plant and Equipment
Property, plant and equipment are stated at original cost less accumulated depreciation or fair value, if impaired. Costs include direct labor, materials and third-party construction contractor costs, allowance for funds used during construction ("AFUDC"), and certain indirect costs related to equipment and employees engaged in construction. The costs of repairs and minor replacements are charged to expense as incurred, and the costs of major renewals and betterments are capitalized. Upon retirement or disposition of property within the regulated businesses, the gain or loss, net of salvage value, is charged to accumulated depreciation. Upon retirement or disposition of property owned by the unregulated businesses, the gain or loss, net of salvage value, is charged to income. A summary of property, plant and equipment for continuing operations by classification as of December 31, 2020 and 2019 is provided in the following table:

	As of December 31,
(in thousands)	2020	2019
Property, plant and equipment
Regulated Energy
Natural gas distribution - Delmarva Peninsula and Florida	$782,329	$705,095
Natural gas transmission - Delmarva Peninsula, Pennsylvania and Florida	667,538	608,727
Electric distribution	127,710	127,651
Unregulated Energy
Propane operations – Mid-Atlantic and Florida	151,258	141,945
Natural gas transmission and supply – Ohio	87,962	73,658
Electricity and steam generation	36,521	35,436
Mobile CNG and pipeline solutions	24,905	14,014
Other	30,769	40,006
Total property, plant and equipment	1,908,992	1,746,532
Less: Accumulated depreciation and amortization	(368,743)	(336,876)
Plus: Construction work in progress	60,929	54,141
Net property, plant and equipment	$1,601,178	$1,463,797
Contributions or Advances in Aid of Construction
Customer contributions or advances in aid of construction reduce property, plant and equipment, unless the amounts are refundable to customers. Contributions or advances may be refundable to customers after a number of years based on the amount of revenues generated from the customers or the duration of the service provided to the customers. Refundable contributions or advances are recorded initially as liabilities. Non-refundable contributions reduce property, plant and equipment at the time of such determination. As of December 31, 2020 and 2019, the non-refundable contributions totaled $2.9 million and $2.1 million, respectively.
AFUDC
Some of the additions to our regulated property, plant and equipment include AFUDC, which represents the estimated cost of funds, from both debt and equity sources, used to finance the construction of major projects. AFUDC is capitalized in the applicable rate base for ratemaking purposes when the completed projects are placed in service. During the years ended December 31, 2020, 2019 and 2018 AFUDC totaled $0.7 million, $0.7 million and $1.9 million, respectively, which was reflected as a reduction of interest charges.
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
Chesapeake Utilities Corporation 2020 Form 10-K Page 57

Notes to the Consolidated Financial Statements
term. Our leases do not provide an implicit lease rate, therefore, we utilize our incremental borrowing rate, as the basis to calculate the present value of future lease payments, at lease commencement. Our incremental borrowing rate represents the rate that we would have to pay to borrow funds on a collateralized basis over a similar term and in a similar economic environment.

We have lease agreements with lease and non-lease components. At the adoption of ASC 842, we elected not to separate non-lease components from all classes of our existing leases. The non-lease components have been accounted for as part of the single lease component to which they are related. See Note 15, Leases, for additional information.
Jointly-owned Pipelines
Property, plant and equipment for our Florida natural gas transmission operation included $26.4 million of assets at December 31, 2020, which consist of the 26-mile Callahan intrastate transmission pipeline in Nassau County, Florida jointly-owned with Seacoast Gas Transmission. Peninsula Pipeline's ownership is 50 percent. The pipeline was placed in-service during the second quarter of 2020. Peninsula Pipeline's share of direct expenses for the jointly-owned pipeline are included in operating expenses of our consolidated statements of income. Accumulated depreciation for this pipeline totaled $0.3 million at December 31, 2020.
Property, plant and equipment for our Florida natural gas transmission operation also included $6.7 million of assets, at December 31, 2020 and 2019, which consisted of the 16-mile pipeline from the Duval/Nassau County line to Amelia Island in Nassau County, Florida, previously jointly owned with Peoples Gas. Effective October 2020, the parties agreed to terminate the pre-existing ownership and capacity agreement and rescind their ownership interests in exchange for defined sections of the pipeline. This resulted in Peninsula Pipeline taking a 100% ownership in the northern end of the pipeline. Accumulated depreciation for this pipeline totaled $1.7 million and $1.5 million at December 31, 2020 and 2019, respectively.
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
Depreciation and Accretion Included in Operations Expenses
We compute depreciation expense for our regulated operations by applying composite, annual rates, as approved by the respective regulatory bodies. The following table shows the average depreciation rates used for regulated operations during the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Natural gas distribution – Delmarva Peninsula	2.5%	2.5%	2.5%
Natural gas distribution – Florida	2.5%	2.6%	2.9%
Natural gas transmission – Delmarva Peninsula	2.7%	2.6%	2.7%
Natural gas transmission – Florida	2.3%	2.4%	2.3%
Electric distribution	2.9%	3.4%	3.4%
Chesapeake Utilities Corporation 2020 Form 10-K     Page 58

Notes to the Consolidated Financial Statements
For our unregulated operations, we compute depreciation expense on a straight-line basis over the following estimated useful lives of the assets:

Asset Description	Useful Life
Propane distribution mains	10-37 years
Propane bulk plants and tanks	10-40 years
Propane equipment, meters and meter installations	5-33 years
Measuring and regulating station equipment	5-37 years
Natural gas pipelines	45 years
Natural gas right of ways	Perpetual
CHP plant	30 years
Natural gas processing equipment	20-25 years
Office furniture and equipment	3-10 years
Transportation equipment	4-20 years
Structures and improvements	5-45 years
Other	Various

We report certain depreciation and accretion in operations expense, rather than as a depreciation and amortization expense, in the accompanying consolidated statements of income in accordance with industry practice and regulatory requirements. Depreciation and accretion included in operations expense consists of the accretion of the costs of removal for future retirements of utility assets, vehicle depreciation, computer software and hardware depreciation, and other minor amounts of depreciation expense. For the years ended December 31, 2020, 2019 and 2018, we reported $9.6 million, $8.8 million and $8.5 million, respectively, of depreciation and accretion in operations expenses.

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
Chesapeake Utilities Corporation 2020 Form 10-K Page 59

Notes to the Consolidated Financial Statements
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
Accounts Receivable and Allowance for Credit Losses
Accounts receivable consist primarily of amounts due for sales of natural gas, electricity and propane and transportation and distribution services to customers. An allowance for doubtful accounts is recorded against amounts due based upon our collections experiences and an assessment of our customers’ inability or reluctance to pay. If circumstances change, our estimates of recoverable accounts receivable may also change. Circumstances which could affect such estimates include, but are not limited to, customer credit issues, natural gas, electricity and propane prices, impacts from pandemics and general economic conditions. Accounts receivable are written off when they are deemed to be uncollectible.
Inventories
We use the average cost method to value propane, materials and supplies, and other merchandise inventory. If market prices drop below cost, inventory balances that are subject to price risk are adjusted to their net realizable value. There was no lower-of-cost-or-net realizable value adjustment for the years ended December 31, 2020, 2019 or 2018.
Goodwill and Other Intangible Assets
Goodwill is not amortized but is tested for impairment at least annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We use a present value technique based on discounted cash flows to estimate the fair value of our reporting units. An impairment charge is recognized if the carrying value of a reporting unit’s goodwill exceeds its implied fair value. The testing of goodwill for the years ended December 31, 2020, 2019 and 2018 indicated no goodwill impairment. Other intangible assets are amortized on a straight-line basis over their estimated economic useful lives.
Chesapeake Utilities Corporation 2020 Form 10-K     Page 60

Notes to the Consolidated Financial Statements
Other Deferred Charges
Other deferred charges include issuance costs associated with short-term borrowings. These charges are amortized over the life of the related short-term debt borrowings.
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
The discount rates are utilized principally in calculating the actuarial present value of our pension and postretirement obligations and net pension and postretirement costs. When estimating our discount rates, we consider high-quality corporate bond rates, such as the Prudential curve index and the FTSE Index, changes in those rates from the prior year and other pertinent factors, including the expected life of each of our plans and their respective payment options.
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
Chesapeake Utilities Corporation 2020 Form 10-K Page 61

Notes to the Consolidated Financial Statements
Financial Instruments
We utilize financial instruments to mitigate commodity price risk associated with fluctuations of natural gas, electricity and propane and to mitigate interest rate risk. Our propane operations enter into derivative transactions, such as swaps, put options and call options in order to mitigate the impact of wholesale price fluctuations on inventory valuation and future purchase commitments. These transactions may be designated as fair value hedges or cash flow hedges, if they meet all of the accounting requirements pursuant to ASC Topic 815, Derivatives and Hedging, and we elect to designate the instruments as hedges. If designated as a fair value hedge, the value of the hedging instrument, such as a swap, future, or put option, is recorded at fair value, with the effective portion of the gain or loss of the hedging instrument effectively reducing or increasing the value of the hedged item. If designated as a cash flow hedge, the value of the hedging instrument, such as a swap or call option, is recorded at fair value with the effective portion of the gain or loss of the hedging instrument being recorded in comprehensive income. The ineffective portion of the gain or loss of a hedge is recorded in earnings. If the instrument is not designated as a fair value or cash flow hedge, or it does not meet the accounting requirements of a hedge under ASC Topic 815, Derivatives and Hedging, it is recorded at fair value with all gains or losses being recorded directly in earnings.
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
We manage interest rate risk by entering into derivative contracts to hedge the variability in cash flows attributable to changes in the short-term borrowing rates. We designate and account for the interest rate swaps as cash flows hedges. Accordingly, unrealized gains and losses associated with the interest rate swaps are recorded as a component of accumulated other comprehensive income (loss). When the interest rate swaps settle, the realized gain or loss will be recorded in the income statement and recognized as a component of interest charges.

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
When determining estimated credit losses, we analyzed the balance of our trade receivables based on the underlying line of business. This resulted in an examination of trade receivables from our energy distribution, energy transmission, energy delivery services and propane operations businesses. Our energy distribution business consists of all our regulated distribution utility (natural gas and electric) operations on the Delmarva Peninsula and in Florida. These business units have the ability to recover their costs through the rate making process, which can include consideration for amounts historically written off to be included in rate base. Therefore, they possess a mechanism to recover credit losses which we believe reduces their exposure to credit risk. Our energy transmission and energy delivery services business units consist of our natural gas pipelines and our mobile CNG delivery operations. The majority of customers served by these business units are regulated distribution utilities who also have the ability to recover their costs. We believe this cost recovery mechanism significantly reduces the amount of credit risk. Our propane operations are unregulated and do not have the same ability to recover their costs as our regulated operations. However, historically our propane operations have not had material write offs relative to the amount of revenues generated.
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
Chesapeake Utilities Corporation 2020 Form 10-K     Page 62

Notes to the Consolidated Financial Statements
allowance for credit losses relative to the balance of our trade receivables has historically been immaterial as a result of on time payment activity from our customers.
During the first quarter of 2020, COVID-19 began to rapidly spread within the United States. Federal, state and local governments throughout the country imposed restrictions to promote social distancing to slow the spread of the virus, which has also had the effect of limiting commercial activity. These measures have resulted in significant job losses and a slowing of economic activity across the United States and in the areas that we serve. We have considered the impact of COVID-19 on our receivables for the twelve months ended December 31, 2020, monitored developments that impact our customers’ ability to pay and have revised our estimates of expected credit losses to reflect these impacts.

(in thousands)
Balance at December 31, 2019	$1,337
Additions:
Provision for credit losses	3,827
Recoveries	613
Deductions:
Write offs	(992)
Balance at December 31, 2020	$4,785
Fair Value Measurement (ASC 820) - In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which removes, modifies and adds certain disclosure requirements on fair value measurements in ASC 820. We adopted ASU 2018-13 beginning January 1, 2020 and, since the changes only impacted disclosures, its adoption did not have a material impact on our results of operations or financial position.
Intangibles - Goodwill (ASC 350) - In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. ASU 2017-04 was effective beginning January 1, 2020. The amendments included in this ASU are to be applied prospectively, and its adoption did not have a material impact on our results of operations or financial position.

Chesapeake Utilities Corporation 2020 Form 10-K Page 63

Notes to the Consolidated Financial Statements

3. EARNINGS PER SHARE

The following table presents the calculation of our basic and diluted earnings per share for the years ended December 31:

	For the Year Ended December 31,
	2020	2019	2018
(in thousands, except shares and per share data)
Calculation of Basic Earnings Per Share:
Income from Continuing Operations	$70,642	$61,100	$56,968
Income/(Loss) from Discontinued Operations	856	4,053	(388)
Net Income	$71,498	$65,153	$56,580

Weighted average shares outstanding	16,711,579	16,398,443	16,369,616
Earnings Per Share from Continuing Operations	$4.23	$3.73	$3.48
Earnings/(Loss) Per Share from Discontinued Operations	0.05	0.24	(0.02)
Basic Earnings Per Share	$4.28	$3.97	$3.46

Calculation of Diluted Earnings Per Share:
Reconciliation of Denominator:
Weighted average shares outstanding — Basic	16,711,579	16,398,443	16,369,616
Effect of dilutive securities — Share-based compensation	59,156	50,043	50,254
Adjusted denominator — Diluted	16,770,735	16,448,486	16,419,870
Earnings Per Share from Continuing Operations	$4.21	$3.72	$3.47
Earnings/(Loss) Per Share from Discontinued Operations	0.05	0.24	(0.02)
Diluted Earnings Per Share	$4.26	$3.96	$3.45

4. ACQUISITIONS AND DIVESTITURES

Acquisition of Western Natural Gas
In October 2020, Sharp acquired certain propane operating assets of Western Natural Gas, which provides propane distribution service throughout Jacksonville, Florida and the surrounding communities, for approximately $6.7 million, net of cash acquired. Additionally, the purchase price included $0.3 million of working capital. We recorded contingent consideration of $0.3 million related to the seller's adherence to various provisions contained in the purchase agreement through the first anniversary of the transaction closing. We accounted for this acquisition as a business combination within our Unregulated Energy Segment beginning in the fourth quarter of 2020. There are multiple strategic benefits to this acquisition including it: (i) expands our propane territory serviced in Florida and (ii) includes an established customer base with opportunities for future growth.
In connection with this acquisition, we recorded $3.5 million in property plant and equipment, $1.4 million in intangible assets associated with customer relationships and non-compete agreements and $1.8 million in goodwill, all of which is deductible for income tax purposes. The amounts recorded in conjunction with the acquisition are preliminary, and subject to adjustment based on contractual provisions. The purchase price allocation will be finalized in the fourth quarter of 2021.

Acquisition of Elkton Gas
In July 2020, we closed on the acquisition of Elkton Gas, which provides natural gas distribution service to approximately 7,000 residential and commercial customers within a franchised area of Cecil County, Maryland for approximately $15.6 million, net of cash acquired. Additionally, the purchase price included $0.6 million of working capital. Elkton Gas’ territory is contiguous to our franchised service territory in Cecil County, Maryland. Elkton Gas continues to operate out of its existing office with the same local personnel who are now also serving our existing franchised service territory in Cecil County.
In connection with this acquisition, we recorded $15.9 million in property, plant and equipment, $0.6 million in accounts receivable, $2.6 million in other liabilities, $2.6 million in regulatory liabilities and $4.3 million in goodwill, all of which is
Chesapeake Utilities Corporation 2020 Form 10-K     Page 64

Notes to the Consolidated Financial Statements
deductible for income tax purposes. All of the assets and liabilities are recorded in the Regulated Energy segment. The amounts recorded in conjunction with the acquisition are preliminary, and subject to adjustment based on contractual provisions. The purchase price allocation will be finalized in the third quarter of 2021.

Acquisition of Boulden
In December 2019, Sharp acquired certain propane operating assets of Boulden, which provides propane distribution service to approximately 5,200 customers in Delaware, Maryland and Pennsylvania, for approximately $24.6 million, net of cash acquired. Additionally, the purchase price included $0.2 million of working capital. We recorded contingent consideration of $0.6 million related to the seller's adherence to various provisions contained in the purchase agreement through the first anniversary of the transaction closing. We accounted for the purchase of the operating assets of Boulden as a business combination and integrated the business into our Sharp operation. There are multiple strategic benefits to this acquisition including it: (i) overlays with the Elkton Gas acquisition to establish an integrated energy delivery platform in Cecil County, Maryland; (ii) includes an established customer base with opportunities for future growth; and (iii) enables operational synergies, including supply, for the northern Delmarva Peninsula.
In connection with this acquisition, we recorded $8.3 million in property, plant and equipment, $5.1 million in intangible assets associated with customer relationships and non-compete agreements and $11.2 million in goodwill, all of which is deductible for income tax purposes. The amounts recorded in conjunction with the acquisition were finalized in the fourth quarter of 2020.

These acquisitions generated the following operating revenues and income:

	For the Year Ended		For the Year Ended
	December 31, 2020		December 31, 2019
	Operating Revenues	Operating Income	Operating Revenues	Operating Income
(in thousands)
Western Natural Gas	$555	$90	$—	$—
Elkton Gas	$2,399	$418	$—	$—
Boulden	$5,717	$1,854	$550	$239

Divestiture of PESCO
During the fourth quarter of 2019, we sold PESCO's assets and contracts in four separate transactions and exited the natural gas marketing business. In 2020 and 2019, we received a total of $23.1 million in cash consideration from the buyers, inclusive of working capital of $8.0 million and recognized total pre-tax gain of $7.5 million ($5.4 million after tax) in connection with these transactions. As a result of the sales agreements, we began to report PESCO as discontinued operations during the third quarter of 2019, excluded PESCO's performance from continuing operations for all periods presented and classified its assets and liabilities as held for sale where applicable.

Operating revenues and costs of sales from the previous reporting periods, which were previously eliminated in consolidation related to intercompany sales and purchases, have been grossed up and are now reflected as a component of operating revenues and costs of sales for the year ended December 31, 2019 and 2018. We recast these amounts because, upon completion of the sales transactions, we continued to provide and receive services from the buyers through the remainder of the contractual terms.

Chesapeake Utilities Corporation 2020 Form 10-K Page 65

Notes to the Consolidated Financial Statements
A summary of discontinued operations presented in the consolidated statements of income includes the following:

	For the Year Ended December 31,
(in thousands)	2020	2019	2018
Operating revenues(1)	$26	$161,289	$258,713
Cost of sales(1)	—	157,646	252,111
Other operating expenses	230	5,221	6,825
Operating loss	(204)	(1,578)	(223)
Interest and other income (expense)	1,013	(297)	(294)
Earnings / (Loss) from Discontinued Operations before income taxes	809	(1,875)	(517)
Gain on sale of Discontinued Operations	200	7,344	—
Income tax (benefit) / expense	153	1,416	(129)
Gain / (Loss) from Discontinued Operations, Net of Tax	$856	$4,053	$(388)
(1) Included in operating revenues and cost of sales for the years ended December 31, 2019 and 2018, is $19.8 million, and $31.5 million respectively, representing amounts which had been previously eliminated in consolidation related to intercompany activity which continued with the buyers after the disposition of the assets of PESCO.

Since the disposition of the assets and contracts of PESCO was completed in the fourth quarter of 2019, there were no assets or liabilities classified as held for sale at December 31, 2020 and December 31, 2019.
We have elected not to separately disclose discontinued operations on the consolidated statements of cash flows. The following table summarizes significant statements of cash flows data related to the discontinued operations of PESCO:

	For the Year Ended December 31,
(in thousands)	2019	2018
Depreciation and amortization	$477	$582
Property, plant and equipment expenditures	$—	$115
Deferred income taxes	$(125)	$1,088
Realized / (loss) gain on commodity contracts	$(2,161)	$5,002

Our Delmarva Peninsula natural gas distribution operations had executed asset management agreements with PESCO to manage their natural gas transportation and storage capacity. The agreements were effective as of April 1, 2017, and expired on March 31, 2020. As a result of the sale of the assets of PESCO, effective October 1, 2019, these agreements were managed by New Jersey Resource Energy Services Company through the remainder of the contract term. In March 2020, our Delmarva Peninsula natural gas distribution operations entered into new asset management agreements with a third party to manage their natural gas transportation and storage capacity. The agreements were effective as of April 1, 2020, and expire on March 31, 2023. In addition to the asset management agreements, Eastern Shore had several firm transportation and capacity arrangements with PESCO, which were included in the assets sold to United Energy Trading, LLC. Eastern Shore will continue to fulfill these arrangements throughout the remainder of their contractual term. These agreements currently have expiration dates of November 30, 2021.
5. REVENUE RECOGNITION
We recognize revenue when our performance obligations under contracts with customers have been satisfied, which generally occurs when our businesses have delivered or transported natural gas, electricity or propane to customers. We exclude sales taxes and other similar taxes from the transaction price. Typically, our customers pay for the goods and/or services we provide in the month following the satisfaction of our performance obligation. The following table displays revenue from continuing operations by major source based on product and service type for the years ended December 31, 2020, 2019 and 2018:

Chesapeake Utilities Corporation 2020 Form 10-K     Page 66

Notes to the Consolidated Financial Statements

	For the year ended December 31, 2020
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Energy distribution
Delaware natural gas division	$63,389	$—	$—	$63,389
Florida natural gas division	30,850	—	—	30,850
FPU electric distribution	76,863	—	—	76,863
FPU natural gas distribution	90,150	—	—	90,150
Maryland natural gas division	21,853	—	—	21,853
Sandpiper natural gas/propane operations	17,214	—	—	17,214
Elkton Gas	2,399			2,399
Total energy distribution	302,718	—	—	302,718

Energy transmission
Aspire Energy	—	27,951	—	27,951
Aspire Energy Express	16	—	—	16
Eastern Shore	75,117	—	—	75,117
Peninsula Pipeline	23,080	—	—	23,080
Total energy transmission	98,213	27,951	—	126,164

Energy generation
Eight Flags	—	16,147	—	16,147

Propane operations
Propane delivery operations	—	100,744	—	100,744

Energy delivery services
Marlin Gas Services	—	7,818	—	7,818

Other and eliminations
Eliminations	(48,185)	(134)	(17,602)	(65,921)
Other	—	—	528	528
Total other and eliminations	(48,185)	(134)	(17,074)	(65,393)

Total operating revenues (1)	$352,746	$152,526	$(17,074)	$488,198
(1) Total operating revenues for the year ended December 31, 2020, include other revenue (revenues from sources other than contracts with customers) of $1.4 million and $0.2 million for our Regulated and Unregulated Energy segments, respectively. The sources of other revenues include revenue from alternative revenue programs related to revenue normalization for Maryland division and Sandpiper and late fees.
Chesapeake Utilities Corporation 2020 Form 10-K Page 67

Notes to the Consolidated Financial Statements

	For the year ended December 31, 2019
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Energy distribution
Delaware natural gas division	$62,659	$—	$—	$62,659
Florida natural gas division	28,485	—	—	28,485
FPU electric distribution	77,416	—	—	77,416
FPU natural gas distribution	82,418	—	—	82,418
Maryland natural gas division	22,517	—	—	22,517
Sandpiper natural gas/propane operations	19,068	—	—	19,068
Total energy distribution	292,563	—	—	292,563

Energy transmission
Aspire Energy	—	32,493	—	32,493
Aspire Energy Express	—	—	—	—
Eastern Shore	72,924	—	—	72,924
Peninsula Pipeline	16,453	—	—	16,453
Total energy transmission	89,377	32,493	—	121,870

Energy generation
Eight Flags	—	16,749	—	16,749

Propane operations
Propane delivery operations	—	109,614	—	109,614

Energy delivery services
Marlin Gas Services	—	5,702	—	5,702

Other and eliminations
Eliminations	(38,934)	(10,407)	(18,081)	(67,422)
Other	—	—	529	529
Total other and eliminations	(38,934)	(10,407)	(17,552)	(66,893)

Total operating revenues (1)	$343,006	$154,151	$(17,552)	$479,605
(1) Total operating revenues for the year ended December 31, 2019, include other revenue (revenues from sources other than contracts with customers of $(0.1) million and $0.3 million for our Regulated and Unregulated Energy segments, respectively. The sources of other revenues include revenue from alternative revenue programs related to revenue normalization for Maryland division and Sandpiper and late fees.

Chesapeake Utilities Corporation 2020 Form 10-K     Page 68

Notes to the Consolidated Financial Statements

	For the year ended December 31, 2018
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Energy distribution
Delaware natural gas division	$70,338	$—	$—	$70,338
Florida natural gas division	25,341	—	—	25,341
FPU electric distribution	79,803	—	—	79,803
FPU natural gas distribution	81,118	—	—	81,118
Maryland natural gas division	24,172	—	—	24,172
Sandpiper natural gas/propane operations	22,088	—	—	22,088
Total energy distribution	302,860	—	—	302,860

Energy transmission
Aspire Energy	—	35,407	—	35,407
Aspire Energy Express	—	—	—	—
Eastern Shore	64,248	—	—	64,248
Peninsula Pipeline	11,927	—	—	11,927
Total energy transmission	76,175	35,407	—	111,582

Energy generation
Eight Flags	—	17,302	—	17,302

Propane operations
Propane delivery operations	—	125,560	—	125,560

Energy delivery services
Marlin Gas Services	—	121	—	121

Other and eliminations
Eliminations	(33,754)	(16,485)	(17,522)	(67,761)
Other	—	—	652	652
Total other and eliminations	(33,754)	(16,485)	(16,870)	(67,109)

Total operating revenues (1)	$345,281	$161,905	$(16,870)	$490,316
(1) Total operating revenues for the year ended December 31, 2018, include other revenue (revenues from sources other than contracts with customers) of $0.2 million and $0.3 million for our Regulated and Unregulated Energy segments, respectively. The sources of other revenues include revenue from alternative revenue programs related to revenue normalization for Maryland division and Sandpiper and late fees.
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
Chesapeake Utilities Corporation 2020 Form 10-K Page 69

Notes to the Consolidated Financial Statements

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
Eight Flags' CHP plant, which is located on land leased from a customer, produces three sources of energy: electricity, steam and heated water. This customer purchases the steam (unfired and fired) and heated water, which are used in the customer’s production facility. Our electric distribution operation purchases the electricity generated by the CHP plant for distribution to its customers. Eight Flags' performance obligation is satisfied over time as deliveries of heated water, steam and electricity occur. Eight Flags recognizes revenues over time based on the amount of heated water, steam and electricity generated and delivered to its customers.
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

Contract balances
The timing of revenue recognition, customer billings and cash collections results in trade receivables, unbilled receivables (contract assets), and customer advances (contract liabilities) in our consolidated balance sheets. The balances of our trade receivables, contract assets, and contract liabilities as of December 31, 2020 and 2019 were as follows:

	Trade Receivables	Contract Assets (Noncurrent)	Contract Liabilities (Current)
(in thousands)
Balance at 12/31/2019	$47,430	$3,465	$589
Balance at 12/31/2020	55,600	4,816	644
Increase (decrease)	$8,170	$1,351	$55

Our trade receivables are included in accounts receivable in the consolidated balance sheets. Our non-current contract assets are included in receivables and other deferred charges in the consolidated balance sheet and relate to operations and maintenance
Chesapeake Utilities Corporation 2020 Form 10-K     Page 70

Notes to the Consolidated Financial Statements
costs incurred by Eight Flags that have not yet been recovered through rates for the sale of electricity to our electric distribution operation pursuant to a long-term service agreement.

At times, we receive advances or deposits from our customers before we satisfy our performance obligation, resulting in contract liabilities. Contract liabilities are included in other accrued liabilities in the consolidated balance sheets and relate to non-refundable prepaid fixed fees for our Mid-Atlantic propane delivery operation's retail offerings. Our performance obligation is satisfied over the term of the respective retail offering plan on a ratable basis. For the year ended December 31, 2020 and 2019, we recognized revenue of $1.3 million and $1.0 million, respectively.

Remaining performance obligations
Our businesses have long-term fixed fee contracts with customers in which revenues are recognized when performance obligations are satisfied over the contract term. Revenue for these businesses for the remaining performance obligations at December 31, 2020 are expected to be recognized as follows:

(in thousands)	2021	2022	2023	2024	2025	2026 and thereafter
Eastern Shore and Peninsula Pipeline	$34,978	$27,155	$21,748	$19,587	$18,736	$174,774
Natural gas distribution operations	4,351	5,394	4,937	4,705	4,172	32,996
FPU electric distribution	566	566	566	566	275	825
Total revenue contracts with remaining performance obligations	$39,895	$33,115	$27,251	$24,858	$23,183	$208,595

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
•Unregulated Energy. Includes energy transmission, energy generation (the operations of our Eight Flags' CHP plant), propane operations, and mobile compressed natural gas distribution and pipeline solutions operations. Also included in this segment are other unregulated energy services, such as energy-related merchandise sales and heating, ventilation and air conditioning, plumbing and electrical services. These operations are unregulated as to their rates and services. Effective in the third quarter of 2019, the natural gas marketing and related services subsidiary (PESCO), previously reported in the Unregulated Energy segment, was reflected in discontinued operations. See Note 4, Acquisitions and Divestitures for additional details of the divestiture of PESCO.
The remainder of our operations are presented as “Other businesses and eliminations,” which consists of unregulated subsidiaries that own real estate leased to Chesapeake Utilities, as well as certain corporate costs not allocated to other operations.

Chesapeake Utilities Corporation 2020 Form 10-K Page 71

Notes to the Consolidated Financial Statements
The following table presents information about our reportable segments.

	For the Year Ended December 31,
	2020	2019	2018
(in thousands)
Operating Revenues, Unaffiliated Customers
Regulated Energy	$350,853	$340,857	$343,313
Unregulated Energy	137,345	138,748	147,003
Total operating revenues, unaffiliated customers	$488,198	$479,605	$490,316
Intersegment Revenues (1)
Regulated Energy	$1,893	$2,149	$1,968
Unregulated Energy	15,181	15,403	14,902
Other businesses	528	529	652
Total intersegment revenues	$17,602	$18,081	$17,522
Operating Income
Regulated Energy	$92,124	$86,584	$79,215
Unregulated Energy	20,664	19,938	17,125
Other businesses and eliminations	(65)	(237)	(1,496)
Operating Income	112,723	106,285	94,844
Other income (expense), net	3,222	(1,847)	(607)
Interest charges	21,765	22,224	16,146
Income from Continuing Operations before Income Taxes	94,180	82,214	78,091
Income Taxes on Continuing Operations	23,538	21,114	21,123
Income from Continuing Operations	70,642	61,100	56,968
Income (loss) from Discontinued Operations, Net of Tax	686	(1,349)	(388)
Gain on sale of Discontinued Operations, Net of tax	170	5,402	—
Net Income	$71,498	$65,153	$56,580
Depreciation and Amortization
Regulated Energy	$46,079	$35,227	$31,876
Unregulated Energy	11,988	10,130	8,263
Other businesses and eliminations	50	67	81
Total depreciation and amortization	$58,117	$45,424	$40,220
Capital Expenditures
Regulated Energy	$147,100	130,604	$235,912
Unregulated Energy	46,295	60,034	38,585
Other businesses	2,480	8,348	8,364
Total capital expenditures	$195,875	$198,986	$282,861

(1) All significant intersegment revenues are billed at market rates and have been eliminated from consolidated revenues.

	As of December 31,
	2020	2019
Identifiable Assets
Regulated Energy segment	$1,547,619	$1,434,066
Unregulated Energy segment	347,665	296,810
Other businesses and eliminations	37,203	52,322
Total identifiable assets	$1,932,487	$1,783,198

Chesapeake Utilities Corporation 2020 Form 10-K     Page 72

Notes to the Consolidated Financial Statements
7. SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest and income taxes during the years ended December 31, 2020, 2019 and 2018 were as follows:

	For the Year Ended December 31,
	2020	2019	2018
(in thousands)
Cash paid for interest	$22,884	$23,856	$16,741
Cash (received) paid for income taxes, net of refunds	$(8,135)	$3,221	$477
Non-cash investing and financing activities during the years ended December 31, 2020, 2019, and 2018 were as follows:

	For the Year Ended December 31,
	2020	2019	2018
(in thousands)
Capital property and equipment acquired on account, but not paid for as of December 31	$23,625	$13,470	$39,402
Common stock issued for the Retirement Savings Plan	$1,605	$—	$—
Common stock issued under the SICP	$1,971	$1,691	$2,006
Capital lease obligation	$—	$—	$1,310

8. DERIVATIVE INSTRUMENTS

We use derivative and non-derivative contracts to manage risks related to obtaining adequate supplies and the price fluctuations of natural gas, electricity and propane and to mitigate interest rate risk. Our natural gas, electric and propane distribution operations have entered into agreements with suppliers to purchase natural gas, electricity and propane for resale to our customers. Our natural gas gathering and transmission company has entered into contracts with producers to secure natural gas to meet its obligations. Purchases under these contracts typically either do not meet the definition of derivatives or are considered “normal purchases and normal sales” and are accounted for on an accrual basis. Our propane distribution operations may also enter into fair value hedges of their inventory or cash flow hedges of their future purchase commitments in order to mitigate the impact of wholesale price fluctuations. Occasionally, we may enter into interest rate swap agreements to mitigate risk associated with changes in short-term borrowing rates. As of December 31, 2020 and 2019, our natural gas and electric distribution operations did not have any outstanding derivative contracts.

PESCO's Derivative Instruments

As discussed in Note 4, Acquisitions and Divestitures, during the fourth quarter of 2019, we sold PESCO's assets and contracts and, therefore, we no longer have natural gas futures and contracts recorded in our consolidated financial statements.

Volume of Derivative Activity
As of December 31, 2020, the volume of our open commodity derivative contracts were as follows:

Business unit	Commodity	Quantity hedged (in millions)	Designation	Longest expiration date of hedge
Sharp	Propane (gallons)	17.6	Cash flows hedges	May 2023
Sharp	Propane (gallons)	0.4	Fair value hedges	February 2021
Sharp entered into futures and swap agreements to mitigate the risk of fluctuations in wholesale propane index prices associated with the propane volumes expected to be purchased during the heating season. Under the futures and swap agreements, Sharp will receive the difference between (i) the index prices (Mont Belvieu prices in December 2020 through May 2023) and (ii) the per gallon propane swap prices, to the extent the index prices exceed the contracted prices. If the index prices are lower than the swap prices, Sharp will pay the difference. We designated and accounted for the propane swaps as cash flows hedges. The change in the fair value of the swap agreements is recorded as unrealized gain (loss) in other comprehensive income (loss) and later recognized in the statement of income in the same period and in the same line item as the hedged transaction. We expect to reclassify approximately $2.7 million of unrealized gain from accumulated other comprehensive income to earnings during the next 12-month period ending December 31, 2021.
Chesapeake Utilities Corporation 2020 Form 10-K Page 73

Notes to the Consolidated Financial Statements
Interest Rate Swap Activities

We manage interest rate risk by entering into derivative contracts to hedge the variability in cash flows attributable to changes in the short-term borrowing rates. In the second quarter of 2020, we entered into interest rate swaps with notional amounts totaling $100.0 million associated with three of our short-term lines of credit which expired in October 2020. The interest rate swaps were entered to hedge the variability in cash flows attributable to changes in the short-term borrowing rates during this period. Pricing on the interest rate swaps ranged between 0.2615 and 0.3875 percent for the period. In the fourth quarter of 2020, we entered into additional interest rate swaps with notional amount of $60.0 million through December 2021 with pricing of 0.20 percent and 0.205 percent for the period associated with our outstanding borrowing under the Revolver. In February 2021, we entered into an additional interest rate swap with a notional amount of $40.0 million through December 2021 with pricing of 0.17 percent. Our short-term borrowing is based on the 30-day LIBOR rate. The interest swap was cash settled monthly as the counter-party pays us the 30-day LIBOR rate less the fixed rate.

We designated and accounted for interest rate swaps as cash flows hedges. Accordingly, unrealized gains and losses associated with the interest rate swaps are recorded as a component of accumulated other comprehensive income (loss). When the interest rate swaps settle, the realized gain or loss will be recorded in the income statement and recognized as a component of interest charges. We expect to reclassify less than $0.1 million from accumulated other comprehensive income (loss) to earnings during the next 12-month period ended December 31, 2021.

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

(in thousands)	Balance Sheet Location	December 31, 2020	December 31, 2019
Sharp	Other Current Assets	$—	$2,317
Sharp	Other Current Liabilities	$1,505	$—
Financial Statements Presentation

The following tables present information about the fair value and related gains and losses of our derivative contracts. We did not have any derivative contracts with a credit-risk-related contingency. Fair values of the derivative contracts recorded in the consolidated balance sheets as of December 31, 2020 and 2019 are as follows:

	Derivative Assets
		Fair Value as of
(in thousands)	Balance Sheet Location	December 31, 2020	December 31, 2019
Derivatives designated as fair value hedges
Propane put options	Derivative assets, at fair value	$14	$—
Derivatives designated as cash flow hedges
Propane swap agreements	Derivative assets, at fair value	3,255	—
Total Derivative Assets		$3,269	$—

	Derivative Liabilities
		Fair Value as of
(in thousands)	Balance Sheet Location	December 31, 2020	December 31, 2019
Derivatives designated as fair value hedges
Propane put options	Derivative liabilities, at fair value	$23	$—
Derivatives designated as cash flow hedges
Propane swap agreements	Derivative liabilities, at fair value	64	1,844
Interest rate swap agreements	Derivative liabilities, at fair value	40	—
Total Derivative Liabilities		$127	$1,844

Chesapeake Utilities Corporation 2020 Form 10-K     Page 74

Notes to the Consolidated Financial Statements
 The effects of gains and losses from derivative instruments are as follows:

	Amount of Gain (Loss) on Derivatives:
	Location of Gain (Loss) on Derivatives	For the Year Ended December 31,
(in thousands)		2020	2019	2018
Derivatives not designated as hedging instruments
Propane swap agreements	Cost of sales	$—	$—	$(13)
Derivatives designated as fair value hedges
Put/Call option	Cost of sales	(12)	—	—
Put/Call option	Propane inventory	34	—	—
Derivatives designated as cash flow hedges
Propane swap agreements	Cost of sales	2,428	1,520	(647)
Propane swap agreements	Other comprehensive income (loss)	5,035	(253)	(2,773)
Interest rate swap agreements	Interest expense	60	—	—
Interest rate swap agreements	Other comprehensive income (loss)	(40)	—	—
Natural gas swap contracts	Other comprehensive income (loss)	—	(63)	200
Natural gas futures contracts	Other comprehensive income (loss)	—	(294)	532
Total		$7,505	$910	$(2,701)

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
Derivative assets and liabilities - The fair value of the propane put/call options, propane and interest rate swap agreements are measured using market transactions for similar assets and liabilities in either the listed or over-the-counter markets.

Level 3	Prices or valuation techniques requiring inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity)	Investments - guaranteed income fund - The fair values of these investments are recorded at the contract value, which approximates their fair value.
Chesapeake Utilities Corporation 2020 Form 10-K Page 75

Notes to the Consolidated Financial Statements

Financial Assets and Liabilities Measured at Fair Value
The following tables summarize our financial assets and liabilities that are measured at fair value on a recurring basis and the fair value measurements, by level, within the fair value hierarchy as of December 31, 2020 and 2019, respectively:

		Fair Value Measurements Using:
As of December 31, 2020	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Assets:
Investments—equity securities	$21	$21	$—	$—
Investments—guaranteed income fund	2,156	—	—	2,156
Investments—mutual funds and other	8,599	8,599	—	—
Total investments	10,776	8,620	—	2,156
Derivative assets	3,269	—	3,269	—
Total assets	$14,045	$8,620	$3,269	$2,156
Liabilities:
Derivative liabilities	$127	$—	$127	$—

		Fair Value Measurements Using:
As of December 31, 2019	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Assets:
Investments—equity securities	$27	$27	$—	$—
Investments—guaranteed income fund	803	—	—	803
Investments—mutual funds and other	8,399	8,399	—	—
Total investments	9,229	8,426	—	803
Derivative assets	—	—	—	—
Total assets	$9,229	$8,426	$—	$803
Liabilities:
Derivative liabilities	$1,844	$—	$1,844	$—

The following table sets forth the summary of the changes in the fair value of Level 3 investments for the years ended December 31, 2020 and 2019:

	For the Year Ended December 31,
	2020	2019
(in thousands)
Beginning Balance	$803	$686
Purchases and adjustments	261	131
Transfers/disbursements	1,065	(29)
Investment income	27	15
Ending Balance	$2,156	$803

Investment income from the Level 3 investments is reflected in other expense, net in the consolidated statements of income.

Chesapeake Utilities Corporation 2020 Form 10-K     Page 76

Notes to the Consolidated Financial Statements
At December 31, 2020 and 2019, there were no non-financial assets or liabilities required to be reported at fair value. We review our non-financial assets for impairment at least on an annual basis, as required.
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
At December 31, 2020, long-term debt, which includes the current maturities but excludes debt issuance cost, had a carrying value of $523.0 million, compared to the estimated fair value of $548.5 million. At December 31, 2019, long-term debt, which includes the current maturities but excludes finance lease obligations and debt issuance costs, had a carrying value of $486.6 million, compared to a fair value of $505.0 million. The fair value was calculated using a discounted cash flow methodology that incorporates a market interest rate based on published corporate borrowing rates for debt instruments with similar terms and average maturities, and with adjustments for duration, optionality, and risk profile. The valuation technique used to estimate the fair value of long-term debt would be considered a Level 3 measurement.
See Note 17, Employee Benefit Plans, for fair value measurement information related to our pension plan assets.
10. INVESTMENTS
 The investment balances at December 31, 2020 and 2019, consisted of the following:

	As of December 31,
(in thousands)	2020	2019
Rabbi trust (associated with the Non-Qualified Deferred Compensation Plan)	$10,755	$9,202
Investments in equity securities	21	27
Total	$10,776	$9,229

We classify these investments as trading securities and report them at their fair value. For the years ended December 31, 2020, 2019 and 2018, we recorded net unrealized gains of $1.5 million, $1.6 million, and net unrealized losses of $0.4 million, respectively in other income (expense) in the consolidated statements of income related to these investments. For the investments in the Rabbi Trust, we also have recorded an associated liability, which is included in other pension and benefit costs in the consolidated balance sheets and is adjusted each period for the gains and losses incurred by the investments in the Rabbi Trust.
11. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying value of goodwill from continuing operations as of December 31, 2020 and 2019 was as follows:

(in thousands)	Regulated Energy	Unregulated Energy	Total Goodwill
Balance at December 31, 2019	$3,353	$29,315	$32,668
Additions (1)	4,264	1,799	6,063
Balance at December 31, 2020	$7,617	$31,114	$38,731
(1)Includes goodwill from the purchase of operating assets of Elkton Gas in the third quarter of 2020 and Western Natural Gas in October 2020.

The annual impairment testing for 2020 and 2019 indicated no impairment of goodwill.
Chesapeake Utilities Corporation 2020 Form 10-K Page 77

Notes to the Consolidated Financial Statements
The carrying value and accumulated amortization of intangible assets subject to amortization as of December 31, 2020 and 2019 are as follows:

	As of December 31,
	2020		2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships (1)	$10,680	$4,269	$9,391	$3,463
Non-Compete agreements (1)	2,375	768	2,252	451
Patents	452	236	452	118
Other	270	212	270	204
Total	$13,777	$5,485	$12,365	$4,236
(1) The customer relationship and non-compete agreements amounts includes $1.3 million and $0.1 million, respectively, recorded as a result of the purchase of the operating assets of Western Natural Gas in October 2020. The amounts also include customer relationship and non-compete agreements amounts of $4.6 million and $0.5 million, respectively, recorded as a result of the purchase of the operating assets of Boulden in December 2019.

The customer relationships, non-compete agreements, patents and other intangible assets acquired in the purchases of the operating assets of several companies are being amortized over a weighted average of 11 years. Amortization expense of intangible assets for the year ended December 31, 2020, 2019 and 2018 was $1.2 million, $0.8 million and $0.4 million, respectively. Amortization expense of intangible assets is expected to be $1.3 million for the year 2021, $1.0 million for the year 2022 and $0.9 million for the years 2023 through 2025.
12. INCOME TAXES
We file a consolidated federal income tax return. Income tax expense allocated to our subsidiaries is based upon their respective taxable incomes and tax credits. State income tax returns are filed on a separate company basis in most states where we have operations and/or are required to file. Our state returns for tax years after 2015 are subject to examination. At December 31, 2020, the 2015 through 2019 federal income tax returns are under examination, and no report has been issued at this time.

We expect to have federal NOL totaling $6.3 million and $12.2 million in 2019 and 2018 respectively upon the settlement of the Internal Revenue Service examination described above. Under the CARES Act, discussed below, we elected to carry the losses back to 2015 and 2013. For state income tax purposes, we had NOL in various states of $40.0 million and $54.7 million as of December 31, 2020 and 2019, respectively, almost all of which will expire in 2039. Excluding NOL from discontinued operations, we have recorded deferred tax assets of $1.6 million and $5.5 million related to state NOL carry-forwards at December 31, 2020 and 2019, respectively. We have not recorded a valuation allowance to reduce the future benefit of the tax NOL because we believe they will be fully utilized.

Tax Law Changes
In March 2020, the CARES Act was signed into law and included several significant changes to the Internal Revenue Code. The CARES Act includes certain tax relief provisions including the ability to carryback five years net operating losses arising in a tax year beginning in 2018, 2019, or 2020. This provision allows a taxpayer to recover taxes previously paid at a 35 percent federal income tax rate during tax years prior to 2018. In addition, the CARES Act removed the taxable income limitation to allow a tax NOL to fully offset taxable income for tax years beginning before January 1, 2021. Our income tax expense for the year ended December 31, 2020 included a tax benefit of $1.8 million attributable to the tax NOL carryback provided under the CARES Act for losses generated in 2018 and 2019 and then applied back to our 2013 and 2015 tax years in which we paid federal income taxes at a 35 percent tax rate.

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

Chesapeake Utilities Corporation 2020 Form 10-K     Page 78

Notes to the Consolidated Financial Statements
The following tables provide: (a) the components of income tax expense in 2020, 2019, and 2018; (b) the reconciliation between the statutory federal income tax rate and the effective income tax rate for 2020, 2019, and 2018 from continuing operations; and (c) the components of accumulated deferred income tax assets and liabilities at December 31, 2020 and 2019.

	For the Year Ended December 31,
	2020	2019	2018
(in thousands)
Current Income Tax Expense
Federal	$(2,777)	$(2,252)	$(361)
State	2,162	(491)	617
Other	(47)	(47)	(47)
Total current income tax expense (benefit)	(662)	(2,790)	209
Deferred Income Tax Expense (1)
Property, plant and equipment	23,224	25,907	19,178
Deferred gas costs	(714)	79	(1,435)
Pensions and other employee benefits	(75)	(454)	454
FPU merger-related premium cost and deferred gain	156	(278)	(528)
Net operating loss carryforwards	5,107	(3,772)	(250)
Other	(3,498)	2,422	3,495
Total deferred income tax expense	24,200	23,904	20,914
Income Tax Expense from Continuing Operations	23,538	21,114	21,123
Income Tax Expense (benefit) from Discontinued Operations	153	1,416	(129)
Total Income Tax	$23,691	$22,530	$20,994
(1) Includes $4.9 million, $4.7 million, and $3.5 million of deferred state income taxes for the years 2020, 2019 and 2018, respectively.

	For the Year Ended December 31,
	2020	2019	2018
(in thousands)
Reconciliation of Effective Income Tax Rates for Continuing Operations
Federal income tax expense (1)	$19,778	$17,264	$16,400
State income taxes, net of federal benefit	5,051	5,093	4,071
ESOP dividend deduction	(218)	(173)	(158)
CARES Act Tax Benefit	(1,841)	—	—
Other	768	(1,070)	810
Total Income Tax Expense for Continuing Operations	$23,538	$21,114	$21,123
Effective Income Tax Rate for Continuing Operations	24.99%	25.65%	27.13%
(1) Federal income taxes were calculated at 21 percent for 2020, 2019, and 2018.

Chesapeake Utilities Corporation 2020 Form 10-K Page 79

Notes to the Consolidated Financial Statements

	As of December 31,
	2020	2019
(in thousands)
Deferred Income Taxes
Deferred income tax liabilities:
Property, plant and equipment	$199,287	$173,466
Acquisition adjustment	6,618	6,969
Loss on reacquired debt	201	220
Deferred gas costs	509	1,223
Natural gas conversion costs	5,379	4,956
Storm reserve liability	7,073	10,316
Other	5,587	1,456
Total deferred income tax liabilities	224,654	198,606
Deferred income tax assets:
Pension and other employee benefits	4,636	3,818
Environmental costs	1,064	1,486
Net operating loss carryforwards	1,587	5,523
Self-insurance	—	146
Storm reserve liability	409	96
Accrued Expenses	6,153	2,064
Other	5,417	4,817
Total deferred income tax assets	19,266	17,950
Deferred Income Taxes Per Consolidated Balance Sheets	$205,388	$180,656

Chesapeake Utilities Corporation 2020 Form 10-K     Page 80

Notes to the Consolidated Financial Statements
13. LONG-TERM DEBT
Our outstanding long-term debt is shown below:

	As of December 31,
(in thousands)	2020	2019
FPU secured first mortgage bonds:
9.08% bond, due June 1, 2022	$—	$7,990
Uncollateralized Senior Notes:
5.50% note, due October 12, 2020	—	2,000
5.93% note, due October 31, 2023	9,000	12,000
5.68% note, due June 30, 2026	17,400	20,300
6.43% note, due May 2, 2028	5,600	6,300
3.73% note, due December 16, 2028	16,000	18,000
3.88% note, due May 15, 2029	45,000	50,000
3.25% note, due April 30, 2032	70,000	70,000
3.48% note, due May 31, 2038	50,000	50,000
3.58% note, due November 30, 2038	50,000	50,000
3.98% note, due August 20, 2039	100,000	100,000
2.98% note, due December 20, 2034	70,000	70,000
3.00% note, due July 15, 2035	50,000	—
2.96% note, due August 15, 2035	40,000	—
Term Note due February 28, 2020	—	30,000
Less: debt issuance costs	(901)	(822)
Total long-term debt	522,099	485,768
Less: current maturities	(13,600)	(45,600)
Total long-term debt, net of current maturities	$508,499	$440,168
Annual maturities
Annual maturities and principal repayments of long-term debt are as follows:

Year	2021	2022	2023	2024	2025	Thereafter	Total
(in thousands)
Payments	$13,600	$17,100	$20,600	$17,600	$24,600	$429,500	$523,000
Shelf Agreements
We have entered into Shelf Agreements with Prudential, MetLife and NYL, whom are under no obligation to purchase any unsecured debt. The following table summarizes our shelf agreements at December 31, 2020:

(in thousands)	Total Borrowing Capacity	Less Amount of Debt Issued	Less Unfunded Commitments	Remaining Borrowing Capacity
Shelf Agreement
Prudential Shelf Agreement (1)	$370,000	$(220,000)	$—	$150,000
MetLife Shelf Agreement (2)	150,000	—	—	150,000
NYL Shelf Agreement (3)	150,000	(140,000)	—	10,000
Total	$670,000	$(360,000)	$—	$310,000
Chesapeake Utilities Corporation 2020 Form 10-K Page 81

Notes to the Consolidated Financial Statements
(1) In April 2020, we amended the Prudential Shelf Agreement to increase the available borrowing capacity by $150.0 million. The Shelf Agreement expires in April 2023. In July 2020, we issued $50 million of Prudential Shelf Notes at the rate of 3.00 percent per annum.
(2) In May 2020, we amended an agreement with MetLife to provide a new $150 million MetLife Shelf Agreement for a three-year term ending May 2023.
(3) In August 2020 we issued $40 million of NYL Shelf Notes at the rate of 2.96 percent per annum. The NYL Shelf Agreement expires in November 2021.
The Senior Notes, Shelf Agreements or Shelf Notes set forth certain business covenants to which we are subject when any note is outstanding, including covenants that limit or restrict our ability, and the ability of our subsidiaries, to incur indebtedness, or place or permit liens and encumbrances on any of our property or the property of our subsidiaries.
Term Notes
In January 2019, we issued a $30.0 million unsecured term note through Branch Banking and Trust Company, with a maturity date of February 28, 2020. This note was paid in full in February 2020 utilizing our short-term borrowing facilities.
Secured First Mortgage Bonds
In December 2020, we redeemed FPU’s 9.08 percent secured first mortgage bonds outstanding of $8.0 million, prior to their maturity, which included the outstanding principal balances, interest accrued, premium and fees. We used short-term borrowing to finance the redemption of these bonds. The difference between the carrying value of those bonds and the amount paid at redemption totaling $1.0 million was charged to expense. As a result of the redemption of these bonds, at December 31, 2020, the restriction that limited the payment of dividends by FPU is no longer applicable.
Uncollateralized Senior Notes
All of our Uncollateralized Senior Notes require periodic principal and interest payments as specified in each note. They also contain various restrictions. The most stringent restrictions state that we must maintain equity of at least 40.0 percent of total capitalization (including short-term borrowings), and the fixed charge coverage ratio must be at least 1.2 times. The most recent Senior Notes issued since September 2013 also contain a restriction that we must maintain an aggregate net book value in our regulated business assets of at least 50.0 percent of our consolidated total assets. Failure to comply with those covenants could result in accelerated due dates and/or termination of the Senior Note agreements.
Certain Uncollateralized Senior Notes contain a “restricted payments” covenant as defined in the respective note agreements. The most restrictive covenants of this type are included within the 5.93 percent Senior Note, due October 31, 2023. The covenant provides that we cannot pay or declare any dividends or make any other restricted payments in excess of the sum of $10.0 million, plus our consolidated net income accrued on and after January 1, 2003. As of December 31, 2020, the cumulative consolidated net income base was $581.0 million, offset by restricted payments of $256.4 million, leaving $324.6 million of cumulative net income free of restrictions. As of December 31, 2020, we were in compliance with all of our debt covenants.

14. SHORT-TERM BORROWINGS
At December 31, 2020 and 2019, our short-term borrowings totaled $175.6 million and $247.4 million, respectively, at the weighted average interest rates of 1.28 percent and 2.62 percent, respectively. Included in the December 31, 2020 balance, is $60.0 million in short-term debt for which we have entered into interest rate swap agreements.

In September 2020, we entered into a new $375.0 million syndicated Revolver with six participating lenders. As a result of entering into the Revolver, in September 2020, we terminated and paid all outstanding balances under the previously existing bilateral lines of credit and the previous revolving credit facility.
The availability of funds under the Revolver is subject to conditions specified in the credit agreement, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in the Revolver to maintain, at the end of each fiscal year, a funded indebtedness ratio of no greater than 65 percent. As of December 31, 2020, we are in compliance with this covenant.

The Revolver expires on September 29, 2021 and is available to provide funds for our short-term cash needs to meet seasonal working capital requirements and to temporarily fund portions of our capital expenditures. Borrowings under the Revolver are subject to a pricing grid, including the commitment fee and the interest rate charged. Our pricing is adjusted each quarter based upon total indebtedness to total capitalization ratio. As of December 31, 2020, our pricing under the Revolver included a commitment fee of 0.175 percent and an interest rate of 1.125 percent over LIBOR. Our available credit under the new Revolver at December 31, 2020 was $196.9 million. As of December 31, 2020, we had issued $4.8 million in letters of credit to various counterparties under the syndicated Revolver. Although the letters of credit are not included in the outstanding short-
Chesapeake Utilities Corporation 2020 Form 10-K     Page 82

Notes to the Consolidated Financial Statements
term borrowings and we do not anticipate they will be drawn upon by the counterparties, the letters of credit reduce the available borrowings under our syndicated Revolver.

In the second quarter of 2020, we entered into interest rate swaps with notional amounts totaling $100.0 million associated with three of our short-term lines of credit which expired in October 2020. The interest rate swaps were entered to hedge the variability in cash flows attributable to changes in the short-term borrowing rates during this period. The fixed swap rates ranged between 0.2615 and 0.3875 percent for the period. In the fourth quarter of 2020, we entered into additional interest rate swaps with notional amounts totaling $60.0 million through December 2021 with pricing of 0.20 percent and 0.205 percent for the period associated with our outstanding borrowing under the Revolver. In February 2021, we entered into an additional interest rate swap with a notional amount of $40.0 million through December 2021 with pricing of 0.17 percent. Our short-term borrowing is based on the 30-day LIBOR rate. The interest swap was cash settled monthly as the counter-party pays us the 30-day LIBOR rate less the fixed rate.
We are authorized by our Board of Directors to borrow up to $375 million of short-term debt, as required.
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

Some of our leases are subject to annual changes in the Consumer Price Index (“CPI”). While lease liabilities are not re-measured as a result of changes to the CPI, changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. A 100-basis-point increase in CPI would not have resulted in material additional annual lease costs. Most of our leases include options to renew, with renewal terms that can extend the lease term from one to 25 years or more. The exercise of lease renewal options is at our sole discretion. The amounts disclosed in our consolidated balance sheet at December 31, 2020, pertaining to the right-of-use assets and lease liabilities, are measured based on our current expectations of exercising our available renewal options. Our existing leases are not subject to any restrictions or covenants which preclude our ability to pay dividends, obtain financing or enter into additional leases. As of December 31, 2020, we have not entered into any leases, which have not yet commenced, that would entitle us to significant rights or create additional obligations. The following table presents information related to our total lease cost included in our consolidated statements of income:

		Year Ended
		December 31,
( in thousands)	Classification	2020	2019
Operating lease cost (1)	Operations expense	$2,029	$2,577
Finance lease cost:
Amortization of lease assets	Depreciation and amortization	—	650
Interest on lease liabilities	Interest expense	—	5
Net lease cost		$2,029	$3,232
(1) Includes short-term leases and variable lease costs, which are immaterial.

The following table presents the balance and classifications of our right-of-use assets and lease liabilities included in our consolidated balance sheet at December 31, 2020 and 2019:
Chesapeake Utilities Corporation 2020 Form 10-K Page 83

Notes to the Consolidated Financial Statements

(in thousands)	Balance sheet classification	December 31, 2020	December 31, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$11,194	$11,563
Liabilities
Current
Operating lease liabilities	Other accrued liabilities	$1,747	$1,705
Noncurrent
Operating lease liabilities	Operating lease - liabilities	9,872	9,896
Total lease liabilities		$11,619	$11,601

The following table presents our weighted-average remaining lease term and weighted-average discount rate for our operating leases at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (in years)
Operating leases	8.70	8.88
Weighted-average discount rate
Operating leases	3.8%	3.8%
The following table presents additional information related to cash paid for amounts included in the measurement of lease liabilities included in our consolidated statements of cash flows at December 31, 2020 and 2019:

	Year Ended December 31,
(in thousands)	2020	2019
Operating cash flows from operating leases	$1,956	$2,230
Operating cash flows from finance leases	$—	$5
Financing cash flows from finance leases	$—	$650

The following table presents the future undiscounted maturities of our operating leases at December 31, 2020 and for each of the next five years and thereafter:

(in thousands)	Operating Leases (1)
2021	$2,027
2022	1,984
2023	1,923
2024	1,657
2025	1,395
Thereafter	4,419
Total lease payments	13,405
Less: Interest	1,786
Present value of lease liabilities	$11,619
(1) Operating lease payments include $2.1 million related to options to extend lease terms that are reasonably certain of being exercised.

Chesapeake Utilities Corporation 2020 Form 10-K     Page 84

Notes to the Consolidated Financial Statements
16. STOCKHOLDERS' EQUITY
Common Stock Issuances

In June 2020, we filed a shelf registration statement with the SEC to facilitate the issuance of our common stock. In August 2020, we filed a prospectus supplement under the shelf registration statement for an ATM equity program under which we may issue and sell shares of our common stock up to an aggregate offering price of $75.0 million. In the third and fourth quarters of 2020, we issued 0.7 million shares of common stock at an average price per share of $82.93 and received net proceeds of approximately $61.0 million, after deducting commissions and other fees of $1.5 million.

We maintain an effective shelf registration statement with the SEC for the issuance of shares under our DRIP. Depending on our capital needs and subject to market conditions, in addition to other possible debt and equity offerings, we may issue additional shares under the direct stock purchase component of the DRIP. In the third and fourth quarters of 2020, we issued 0.3 million shares at an average price per share of $86.12 and received net proceeds of $22.0 million under the DRIP.

We used the net proceeds from the ATM equity program and the DRIP, after deducting the commissions or other fees and related offering expenses payable by us, for general corporate purposes, including, but not limited to, financing of capital expenditures, repayment of short-term debt, financing acquisitions, investing in subsidiaries, and general working capital purposes.
Accumulated Other Comprehensive Loss
Defined benefit pension and postretirement plan items, unrealized gains (losses) of our propane swap agreements and natural gas swaps and futures contracts, designated as commodity contracts cash flow hedges, and the unrealized gains (losses) of our interest rate swap agreements designated as cash flow hedges are the components of our accumulated other comprehensive loss. The following table presents the changes in the balance of accumulated other comprehensive loss for the years ended December 31, 2020 and 2019. All amounts in the following tables are presented net of tax.

	Defined Benefit Pension and Postretirement Plan Items	Commodity Contract Cash Flow Hedges	Interest Rate Swap Cash Flow Hedges	Total
(in thousands)
As of December 31, 2018	$(5,928)	$(785)	$—	$(6,713)
Other comprehensive income (loss) before reclassifications	(872)	2,161	—	1,289
Amounts reclassified from accumulated other comprehensive income (loss)	1,867	(2,595)	—	(728)
Net current-period other comprehensive income (loss)	995	(434)	—	561
Prior-year reclassification	—	(115)	—	(115)
As of December 31, 2019	(4,933)	(1,334)	—	(6,267)
Other comprehensive income (loss) before reclassifications	(578)	5,400	16	4,838
Amounts reclassified from accumulated other comprehensive income (loss)	365	(1,757)	(44)	(1,436)
Net current-period other comprehensive income (loss)	(213)	3,643	(28)	3,402
As of December 31, 2020	$(5,146)	$2,309	$(28)	$(2,865)
The following table presents amounts reclassified out of accumulated other comprehensive income (loss) for the years ended December 31, 2020, 2019 and 2018. Deferred gains and losses of our commodity contracts cash flow hedges are recognized in earnings upon settlement.
Chesapeake Utilities Corporation 2020 Form 10-K Page 85

Notes to the Consolidated Financial Statements

	For the Year Ended December 31,
(in thousands)	2020	2019	2018
Amortization of defined benefit pension and postretirement plan items:
Prior service cost (1)	$77	$77	$77
Net gain (1)	(592)	(2,600)	(579)
Total before income taxes	(515)	(2,523)	(502)
Income tax benefit (4)	150	656	63
Net of tax	$(365)	$(1,867)	$(439)

Gains and losses on commodity contracts cash flow hedges
Propane swap agreements (2)	$2,428	$1,520	$(647)
Natural gas swaps (2)(3)	—	7	197
Natural gas futures (2)(3)	—	2,096	(2,010)
Total before income taxes	2,428	3,623	(2,460)
Income tax (expense) benefit (4)	(671)	(1,028)	701
Net of tax	$1,757	$2,595	$(1,759)
Gains on interest rate swap cash flow hedges:
Interest rate swap agreements	$60	$—	$—
Total before income taxes	60	—	—
Income tax expense	(16)	—	—
Net of tax	$44	$—	$—

Total reclassifications for the period	$1,436	$728	$(2,198)

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
Defined Benefit Pension Plans
We sponsor three defined benefit pension plans: the Chesapeake Utilities Pension Plan ("Chesapeake Pension Plan"), the FPU Pension Plan and the Chesapeake SERP.
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
Chesapeake Utilities Corporation 2020 Form 10-K     Page 86

Notes to the Consolidated Financial Statements
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

The unfunded liability for all three plans at both December 31, 2020 and 2019, is included in the other pension and benefit costs liability in our consolidated balance sheets.
The following schedules set forth the funded status at December 31, 2020 and 2019 and the net periodic cost for the years ended December 31, 2020, 2019 and 2018 for the Chesapeake and FPU Pension Plans as well as the Chesapeake SERP:

	Chesapeake Pension Plan		FPU Pension Plan		Chesapeake SERP
At December 31,	2020	2019	2020	2019	2020	2019
(in thousands)
Change in benefit obligation:
Benefit obligation — beginning of year	$6,214	$10,712	$65,304	$59,377	$2,157	$2,285
Interest cost	176	375	2,085	2,452	63	74
Actuarial loss	450	1,443	6,069	6,508	144	159
Effect of settlement	(612)	(5,833)	—	—	—	—
Benefits paid	(82)	(483)	(3,092)	(3,033)	(152)	(361)
Benefit obligation — end of year	6,146	6,214	70,366	65,304	2,212	2,157
Change in plan assets:
Fair value of plan assets — beginning of year	4,630	8,649	49,703	43,601	—	—
Actual return on plan assets	369	1,180	6,581	7,978	—	—
Employer contributions	304	1,117	2,774	1,157	152	361
Effect of settlement	(612)	(5,833)	—	—	—	—
Benefits paid	(82)	(483)	(3,092)	(3,033)	(152)	(361)
Fair value of plan assets — end of year	4,609	4,630	55,966	49,703	—	—
Reconciliation:
Funded status	(1,537)	(1,584)	(14,400)	(15,601)	(2,212)	(2,157)
Accrued pension cost	$(1,537)	$(1,584)	$(14,400)	$(15,601)	$(2,212)	$(2,157)
Assumptions:
Discount rate	2.25%	3.00%	2.50%	3.25%	2.25%	3.00%
Expected return on plan assets	3.50%	6.00%	6.00%	6.50%	—%	—%
Chesapeake Utilities Corporation 2020 Form 10-K Page 87

Notes to the Consolidated Financial Statements

	Chesapeake Pension Plan			FPU Pension Plan			Chesapeake SERP
For the Years Ended December 31,	2020	2019 (1)	2018	2020	2019	2018	2020	2019	2018
(in thousands)
Components of net periodic pension cost:
Interest cost	$176	$375	$384	$2,085	$2,452	$2,339	$63	$74	$83
Expected return on assets	(157)	(487)	(542)	(2,967)	(2,770)	(3,091)	—	—	—
Amortization of actuarial loss	243	391	343	552	505	404	20	85	101
Settlement expense	203	1,982	—	—	—	—	—	58	—
Net periodic pension cost	465	2,261	185	(330)	187	(348)	83	217	184
Amortization of pre-merger regulatory asset	—	—	—	—	543	761	—	—	—
Total periodic cost	$465	$2,261	$185	$(330)	$730	$413	$83	$217	$184
Assumptions:
Discount rate	3.00%	3.00%	3.50%	3.25%	4.25%	3.75%	3.00%	4.00%	3.50%
Expected return on plan assets	3.50%	6.00%	6.00%	6.00%	6.50%	6.50%	—%	—%	—%
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

Included in the net periodic costs for the FPU Pension Plan for the years ended December 31, 2019 and 2018 is amortization of the FPU pension regulatory asset, which represents the portion attributable to FPU's regulated operations for the changes in funded status that occurred, but were not recognized as part of net periodic cost, prior to the merger with Chesapeake Utilities in October 2009. This was previously deferred as a regulatory asset to be recovered through rates pursuant to an order by the Florida PSC. At December 31, 2020 and 2019, this regulatory asset was fully amortized. Excluding the service cost component, the other components of the net periodic costs have been recorded or reclassified to other expense, net of tax, in the consolidated statements of income.
Our funding policy provides that payments to the trust of each qualified plan shall be equal to at least the minimum funding requirements of the Employee Retirement Income Security Act of 1974. The changes in investment types for the Chesapeake Pension Plan at December 31, 2020 and 2019, compared to same period in 2018, are associated with the de-risking strategy executed during the fourth quarter of 2019. The following schedule summarizes the assets of the Chesapeake Pension Plan and the FPU Pension Plan, by investment type, at December 31, 2020, 2019 and 2018:

	Chesapeake Pension Plan			FPU Pension Plan
At December 31,	2020	2019	2018	2020	2019	2018
Asset Category
Equity securities	—%	—%	49%	54%	53%	50%
Debt securities	96%	92%	41%	37%	37%	41%
Other	4%	8%	10%	9%	10%	9%
Total	100%	100%	100%	100%	100%	100%
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
Chesapeake Utilities Corporation 2020 Form 10-K     Page 88

Notes to the Consolidated Financial Statements
The following allocation range of asset classes is intended to produce a rate of return sufficient to meet the plans’ goals and objectives (this allocation range applied to the Chesapeake Pension Plan prior to the de-risking strategy executed during the fourth quarter of 2019):

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
Due to periodic contributions and different asset classes producing varying returns, the actual asset values may temporarily move outside of the intended ranges. The investments are monitored on a quarterly basis, at a minimum, for asset allocation and performance. At December 31, 2020 and 2019, the assets of the Chesapeake Pension Plan and the FPU Pension Plan were comprised of the following investments:

	Fair Value Measurement Hierarchy

	At December 31, 2020				At December 31, 2019
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
(in thousands)
Mutual Funds - Equity securities
U.S. Large Cap (1)	$3,615	$—	$—	$3,615	$3,553	$—	$—	$3,553
U.S. Mid Cap (1)	1,672	—	—	1,672	1,604	—	—	1,604
U.S. Small Cap (1)	891	—	—	891	726	—	—	726
International (2)	11,307	—	—	11,307	9,855	—	—	9,855
Alternative Strategies (3)	5,586	—	—	5,586	4,739	—	—	4,739
	23,071	—	—	23,071	20,477	—	—	20,477
Mutual Funds - Debt securities
Fixed income (4)	21,563	—	—	21,563	19,220	—	—	19,220
High Yield (4)	2,606	—	—	2,606	2,476	—	—	2,476
	24,169	—	—	24,169	21,696	—	—	21,696
Mutual Funds - Other
Commodities (5)	2,246	—	—	2,246	1,708	—	—	1,708
Real Estate (6)	1,954	—	—	1,954	2,288	—	—	2,288
Guaranteed deposit (7)	—	—	1,019	1,019	—	—	1,147	1,147
	4,200	—	1,019	5,219	3,996	—	1,147	5,143
Total Pension Plan Assets in fair value hierarchy	$51,440	$—	$1,019	52,459	$46,169	$—	$1,147	47,316
Investments measured at net asset value (8)				8,116				7,017
Total Pension Plan Assets				$60,575				$54,333
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
Chesapeake Utilities Corporation 2020 Form 10-K Page 89

Notes to the Consolidated Financial Statements
At December 31, 2020 and 2019, our pension plans investments were classified under the same fair value measurement hierarchy (Level 1 through Level 3) described under Note 9, Fair Value of Financial Instruments. The Level 3 investments were recorded at fair value based on the contract value of annuity products underlying guaranteed deposit accounts, which was calculated using discounted cash flow models. The contract value of these products represented deposits made to the contract, plus earnings at guaranteed crediting rates, less withdrawals and fees. Certain investments that were measured at net asset value per share have not been classified in the fair value hierarchy and are presented in the table above to reconcile to total pension plan assets.

The following table sets forth the summary of the changes in the fair value of Level 3 investments for the years ended December 31, 2020 and 2019:

	For the Year Ended December 31,
	2020	2019
(in thousands)
Balance, beginning of year	$1,147	$627
Purchases	3,190	2,274
Transfers in	921	3,090
Disbursements	(4,290)	(4,907)
Investment income	51	63
Balance, end of year	$1,019	$1,147
Other Postretirement Benefits Plans
We sponsor two defined benefit postretirement health plans: the Chesapeake Utilities Postretirement Plan ("Chesapeake Postretirement Plan") and the FPU Medical Plan. The following table sets forth the funded status at December 31, 2020 and 2019:

	Chesapeake Postretirement Plan		FPU Medical Plan
At December 31,	2020	2019	2020	2019
(in thousands)
Change in benefit obligation:
Benefit obligation — beginning of year	$1,100	$1,002	$1,224	$1,187
Interest cost	26	39	30	48
Plan participants contributions	166	149	37	38
Actuarial loss (gain)	(34)	73	(181)	47
Benefits paid	(225)	(163)	(101)	(96)
Benefit obligation — end of year	1,033	1,100	1,009	1,224
Change in plan assets:
Fair value of plan assets — beginning of year	—	—	—	—
Employer contributions	59	14	64	58
Plan participants contributions	166	149	37	38
Benefits paid	(225)	(163)	(101)	(96)
Fair value of plan assets — end of year	—	—	—	—
Reconciliation:
Funded status	(1,033)	(1,100)	(1,009)	(1,224)
Accrued postretirement cost	$(1,033)	$(1,100)	$(1,009)	$(1,224)
Assumptions:
Discount rate	2.25%	3.00%	2.50%	3.25%
Chesapeake Utilities Corporation 2020 Form 10-K     Page 90

Notes to the Consolidated Financial Statements
Net periodic postretirement benefit costs for 2020, 2019, and 2018 include the following components:

	Chesapeake Postretirement Plan			FPU Medical Plan
For the Years Ended December 31,	2020	2019	2018	2020	2019	2018
(in thousands)
Components of net periodic postretirement cost:
Interest cost	$26	$39	$38	$30	$48	$47
Amortization of actuarial loss	24	46	58	(19)	—	—
Amortization of prior service cost (credit)	(77)	(77)	(77)	—	—	—
Net periodic cost	(27)	8	19	11	48	47
Amortization of pre-merger regulatory asset	—	—	—	6	8	8
Total periodic cost	$(27)	$8	$19	$17	$56	$55
Assumptions
Discount rate	3.00%	4.00%	3.50%	3.25%	4.25%	3.75%
The following table presents the amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss or as a regulatory asset as of December 31, 2020:

(in thousands)	Chesapeake Pension Plan	FPU Pension Plan	Chesapeake SERP	Chesapeake Postretirement Plan	FPU Medical Plan	Total
Prior service cost (credit)	$—	$—	$—	$(370)	$—	$(370)
Net loss (gain)	2,033	21,242	699	546	(194)	24,326
Total	$2,033	$21,242	$699	$176	$(194)	$23,956

Accumulated other comprehensive loss (gain) pre-tax(1)	$2,033	$4,036	$699	$176	$(37)	$6,907
Post-merger regulatory asset	—	17,206	—	—	(157)	17,049
Total unrecognized cost	$2,033	$21,242	$699	$176	$(194)	$23,956
(1) The total amount of accumulated other comprehensive loss recorded on our consolidated balance sheet as of December 31, 2020 is net of income tax benefits of $1.8 million.
Pursuant to a Florida PSC order, FPU continues to record as a regulatory asset a portion of the unrecognized pension and postretirement benefit costs after the merger with Chesapeake Utilities related to its regulated operations, which is included in the above table as a post-merger regulatory asset. As of December 31, 2020, the pre-merger regulatory asset related to the FPU Pension and FPU Medical Plan was fully amortized.

 Assumptions
The assumptions used for the discount rate to calculate the benefit obligations were based on the interest rates of high-quality bonds in 2020, considering the expected lives of each of the plans. In determining the average expected return on plan assets for each applicable plan, various factors, such as historical long-term return experience, investment policy and current and expected allocation, were considered. Since Chesapeake Utilities' plans and FPU’s plans have different expected plan lives, particularly in light of the lump-sum-payment option provided in the Chesapeake Pension Plan and the de-risking strategy implemented in the fourth quarter of 2019 for Chesapeake's Plan, different assumptions regarding discount rate and expected return on plan assets were selected for Chesapeake Utilities' and FPU’s plans. Since both pension plans are frozen with respect to additional years of service and compensation, the rate of assumed compensation increases is not applicable.
The health care inflation rate for 2020 used to calculate the benefit obligation is 5.0 percent for medical and 6.0 percent for prescription drugs for the Chesapeake Postretirement Plan; and 5.0 percent for both medical and prescription drugs for the FPU Medical Plan.

Chesapeake Utilities Corporation 2020 Form 10-K Page 91

Notes to the Consolidated Financial Statements
Estimated Future Benefit Payments
In 2021, we expect to contribute $0.3 million and $2.1 million to the Chesapeake Pension Plan and FPU Pension Plan, respectively, and $0.2 million to the Chesapeake SERP. We also expect to contribute less than $0.1 million to both the Chesapeake Postretirement Plan and FPU Medical Plan, in 2021.
The schedule below shows the estimated future benefit payments for each of the plans previously described:

	Chesapeake Pension Plan(1)	FPU Pension Plan(1)	Chesapeake SERP(2)	Chesapeake Postretirement Plan(2)	FPU Medical Plan(2)
(in thousands)
2021	$384	$3,409	$151	$68	$67
2022	$99	$3,493	$150	$66	$67
2023	$981	$3,559	$148	$61	$66
2024	$106	$3,601	$146	$58	$67
2025	$1,007	$3,680	$158	$55	$67
Years 2026 through 2030	$1,193	$18,627	$735	$222	$317
(1) The pension plan is funded; therefore, benefit payments are expected to be paid out of the plan assets.
(2) Benefit payments are expected to be paid out of our general funds.

Retirement Savings Plan
For the years ended December 31, 2020, 2019 and 2018, we sponsored a 401(k) Retirement Savings Plan. This plan is offered to all eligible employees who have completed three months of service. We match 100 percent of eligible participants’ pre-tax contributions to the Retirement Savings Plan up to a maximum of six percent of eligible compensation. The employer matching contribution is made in cash and is invested based on a participant’s investment directions. In addition, we may make a discretionary supplemental contribution to participants in the plan, without regard to whether or not they make pre-tax contributions. Any supplemental employer contribution is generally made in our common stock. With respect to the employer match and supplemental employer contribution, employees are 100 percent vested after two years of service or upon reaching 55 years of age while still employed by us. New employees who do not make an election to contribute and do not opt out of the Retirement Savings Plan will be automatically enrolled at a deferral rate of three percent, and the automatic deferral rate will increase by one percent per year up to a maximum of ten percent. All contributions and matched funds can be invested among the mutual funds available for investment.
Employer contributions to our Retirement Savings Plan totaled $5.9 million, $5.7 million, and $5.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, there were 813,230 shares of our common stock reserved to fund future contributions to the Retirement Savings Plan.
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

All obligations arising under the Non-Qualified Deferred Compensation Plan are payable from our general assets, although we have established a Rabbi Trust to informally fund the plan. Deferrals of cash compensation may be invested by the participants in various mutual funds (the same options that are available in the Retirement Savings Plan). The participants are credited with gains or losses on those investments. Deferred stock compensation may not be diversified. The participants are credited with dividends on our common stock in the same amount that is received by all other stockholders. Such dividends are reinvested into our common stock. Assets held in the Rabbi Trust, recorded as Investments on the consolidated balance sheet, had a fair value of $10.8 million and $9.2 million at December 31, 2020 and 2019, respectively. (See Note 10, Investments, for further details). The assets of the Rabbi Trust are at all times subject to the claims of our general creditors.
Chesapeake Utilities Corporation 2020 Form 10-K     Page 92

Notes to the Consolidated Financial Statements
Deferrals of officer base compensation and cash bonuses and directors’ cash retainers are paid in cash. All deferrals of executive performance shares, which represent deferred stock units, and directors’ stock retainers are paid in shares of our common stock, except that cash is paid in lieu of fractional shares. The value of our stock held in the Rabbi Trust is classified within the stockholders’ equity section of the consolidated balance sheets and has been accounted for in a manner similar to treasury stock. The amounts recorded under the Non-Qualified Deferred Compensation Plan totaled $5.7 million and $4.5 million at December 31, 2020 and 2019, respectively, which are also shown as a deduction against stockholders' equity in the consolidated balance sheet.
18. SHARE-BASED COMPENSATION PLANS
Our non-employee directors and key employees have been granted share-based awards through our SICP. We record these share-based awards as compensation costs over the respective service period for which services are received in exchange for an award of equity or equity-based compensation. The compensation cost is based primarily on the fair value of the shares awarded, using the estimated fair value of each share on the date it was granted and the number of shares to be issued at the end of the service period. We have 415,412 shares of common stock reserved for issuance under the SICP.
The table below presents the amounts included in net income related to share-based compensation expense for the awards granted under the SICP for the years ended December 31, 2020, 2019 and 2018:

	For the Year Ended December 31,
	2020	2019	2018
(in thousands)
Awards to non-employee directors	$733	$620	$539
Awards to key employees	4,096	3,659	2,871
Total compensation expense	4,829	4,279	3,410
Less: tax benefit	(1,254)	(1,117)	(934)
Share-based compensation amounts included in net income	$3,575	$3,162	$2,476
Stock Options
There were no stock options outstanding or issued during the years 2018 through 2020.
Non-employee Directors
Shares granted to non-employee directors are issued in advance of these directors’ service periods and are fully vested as of the date of the grant. We record a prepaid expense equal to the fair value of the shares issued and amortize the expense equally over a service period of one year. In May 2019, each of our non-employee directors received an annual retainer of 751 shares of common stock under the SICP for board service through the 2020 Annual Meeting of Stockholders; accordingly, 6,759 shares, with a weighted average fair value of $93.14 per share, were issued and vested in 2019. In May 2020, each of our non-employee directors received an annual retainer of 887 shares of common stock under the SICP for service as a director through the 2021 Annual Meeting of Stockholders; accordingly, 8,870 shares, with a weighted average fair value of $84.47 per share, were issued and vested in 2020.
In January 2020, a newly appointed member of our Board of Directors received a pro-rated retainer of 254 shares of common stock under the SICP to serve as a non-employee director through the 2020 Annual Meeting of Stockholders. The shares awarded to the non-employee director immediately vested upon issuance in January 2020, had a weighted average fair value of $95.83 per share, and the expense was recognized over the remaining service period ending on the date of the 2020 Annual Meeting of Stockholders
At December 31, 2020, there was $0.3 million of unrecognized compensation expense related to shares granted to non-employee directors. This expense will be recognized over the remaining service period ending on the date of 2021 Annual Meeting of Stockholders.
Our Compensation Committee is authorized to grant our key employees the right to receive awards of shares of our common stock, contingent upon the achievement of established performance goals and subject to SEC transfer restrictions once awarded.
We currently have several outstanding multi-year performance plans, which are based upon the successful achievement of long-term goals, growth and financial results and comprise both market-based and performance-based conditions and targets. The fair value per share, tied to a performance-based condition or target, is equal to the market price per share on the grant date. For the market-based conditions, we used the Monte Carlo valuation to estimate the fair value of each share granted.
Chesapeake Utilities Corporation 2020 Form 10-K Page 93

Notes to the Consolidated Financial Statements
The table below presents the summary of the stock activity for awards to key employees:

	Number of Shares	Weighted Average Fair Value
Outstanding — December 31, 2018	131,741	$67.24
Granted (1)	88,048	92.74
Vested	(25,831)	67.08
Expired	(15,086)	69.28
Forfeited (2)	(21,055)	71.67
Outstanding — December 31, 2019	157,817	80.28
Granted	70,014	91.89
Vested	(35,651)	66.48
Expired	(5,302)	65.32
Outstanding — December 31, 2020	186,878	$87.06
(1) Includes 43,032 shares that were granted to certain key employees in December 2019 associated with their promotion.
(2) In conjunction with the retirement of two key employees during 2019, these shares were forfeited for the remainder of the service periods associated with awards granted during their employment with the Company.
The intrinsic value of these awards was $20.2 million, $15.1 million and $10.7 million in 2020, 2019 and 2018, respectively. At December 31, 2020, there was $3.9 million of unrecognized compensation cost related to these awards, which is expected to be recognized through 2022.
In 2020, 2019 and 2018, we withheld shares with a value at least equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities with the executives electing to receive the net shares. The below table presents the number of shares withheld and amounts remitted to taxing authorities:

	For the Year Ended December 31,
	2020	2019	2018
(amounts except shares, in thousands)
Shares withheld to satisfy tax obligations	10,319	7,635	16,918
Amounts remitted to tax authorities to satisfy obligations	$977	$692	$1,210

Chesapeake Utilities Corporation 2020 Form 10-K     Page 94

Notes to the Consolidated Financial Statements
19. RATES AND OTHER REGULATORY ACTIVITIES

Our natural gas and electric distribution operations in Delaware, Maryland and Florida are subject to regulation by their respective PSC; Eastern Shore, our natural gas transmission subsidiary, is subject to regulation by the FERC; and Peninsula Pipeline and Aspire Energy Express, our intrastate pipeline subsidiaries, are subject to regulation (excluding cost of service) by the Florida PSC and Public Utilities Commission of Ohio, respectively.
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
Florida
Hurricane Michael: In October 2018, Hurricane Michael passed through FPU's electric distribution operation's service territory in Northwest Florida. The hurricane caused widespread and severe damage to FPU's infrastructure resulting in the loss of electric service to 100 percent of its customers in the Northwest Florida service territory. FPU, after exerting extraordinary hurricane restoration efforts, restored service to those customers who were able to accept it. FPU expended more than $65.0 million to restore service, which was recorded as new plant and equipment, charged against FPU’s accumulated depreciation or charged against FPU’s storm reserve. Additionally, in 2019, amounts undergoing review by the Florida PSC for regulatory asset treatment were recorded as receivables and other deferred charges.
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
In late 2019, the Florida PSC approved an interim rate increase, subject to refund, effective January 1, 2020, associated with the restoration effort following Hurricane Michael. We fully reserved these interim rates, pending a final resolution and settlement of the limited proceeding. In September 2020, the Florida PSC approved a settlement agreement between FPU and the Office of the Public Counsel regarding final cost recovery and rates associated with Hurricane Michael. The settlement agreement allowed us to: (a) refund the over-collection of interim rates through the fuel clause; (b) record regulatory assets for storm costs in the amount of $45.8 million including interest which will be amortized over six years; (c) recover these storm costs through a surcharge for a total of $7.7 million annually; and (d) collect an annual increase in revenue of $3.3 million to recover capital costs associated with new plant and a regulatory asset for cost of removal and undepreciated plant. The new base rates and storm surcharge were effective on November 1, 2020.

Electric Depreciation Study: In September 2019, FPU filed a petition, with the Florida PSC, for approval of its consolidated electric depreciation rates. The petition was joined to the Hurricane Michael docket, and was approved at the Florida PSC Agenda in September 2020. The approved rates were retroactively applied effective January 1, 2020.
Chesapeake Utilities Corporation 2020 Form 10-K Page 95

Notes to the Consolidated Financial Statements
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
Callahan Pipeline, Nassau County: In the second quarter of 2020, Peninsula Pipeline and Seacoast Gas Transmission completed construction of a jointly owned 26-mile, 16-inch steel pipeline that interconnects to the Cypress Pipeline interstate system in western Nassau County in order to serve growing demand in both Nassau and Duval counties, Florida. The Callahan pipeline terminates into the existing Peninsula Pipeline, which serves Amelia Island and the Peoples Gas distribution system. The Callahan Pipeline has enhanced FPU’s ability to expand service into Nassau County and has enabled Peoples Gas to enhance its system pressure and the reliability of its service in Duval County.
Eastern Shore
Del-Mar Energy Pathway Project: In December 2019, the FERC issued an order approving the construction of the Del-Mar Energy Pathway project. The order, which was applied for in September 2018 by Eastern Shore, approved the construction and operation of new facilities that will provide an additional 14,300 Dts/d of firm service to four customers. Facilities to be constructed include six miles of pipeline looping in Delaware; 13 miles of new mainline extension in Sussex County, Delaware and Wicomico and Somerset Counties in Maryland; and new pressure control and delivery stations in these counties. The benefits of this project include: (i) additional natural gas transmission pipeline infrastructure in eastern Sussex County, Delaware, and (ii) extension of Eastern Shore’s pipeline system, for the first time, into Somerset County, Maryland. Construction on the project began in January 2020, and Eastern Shore anticipates that this project will be fully in-service by the end of 2021.
Capital Cost Surcharge: In December 2019, the FERC approved Eastern Shore’s proposed capital cost surcharge to become effective January 1, 2020. The surcharge, an approved item in the settlement of Eastern Shore’s last general rate case, allows Eastern Shore to recover capital costs associated with mandated highway or railroad relocation projects that required the replacement of existing Eastern Shore facilities. Eastern Shore expects to recover $0.5 million in capital cost surcharges on an annual basis. As government mandated relocations continue resulting in Eastern Shore undertaking capital expenditures, we will continue to utilize the surcharge to seek recovery of these costs in accordance with the settlement from Eastern Shore’s last general rate case.

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

Ohio
Aspire Energy Express: In October 2020, the Public Utilities Commission of Ohio approved the request by Aspire Energy Express for authority to operate as an intrastate pipeline company in Ohio and also approved the submitted tariff. Aspire Energy Express will utilize the pipeline to provide natural gas transportation service in Ohio, including delivery to the Guernsey Power Station and other potential customers elsewhere in Ohio. Aspire Energy Express has entered into agreements with the Guernsey Power Station to construct the pipeline and provide natural gas transportation service to the facility, which the Public Utilities Commission of Ohio approved in November 2020. Aspire Energy Express intends to own and operate the proposed intrastate pipeline facilities that will interconnect with the Rockies Express Pipeline and other potential points of receipt. The pipeline facilities that will be initially constructed will provide firm transportation service to the Guernsey Power Station. Aspire Energy Express will be subject to ongoing jurisdiction and supervision of the Public Utilities Commission of Ohio with respect to the gas pipeline safety standards and requirements.

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
Chesapeake Utilities Corporation 2020 Form 10-K     Page 96

Notes to the Consolidated Financial Statements
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

In October 2020, the Florida PSC approved a joint petition of our natural gas and electric distribution utilities in Florida to establish regulatory asset to record incremental expenses incurred due to COVID-19. This regulatory asset will allow us to seek recovery of these costs in our next base rate proceeding. On November 16, 2020, the Office of Public Counsel filed a protest to the order approving the establishment of this regulatory asset, contending that the order should be a reversed or modified and to request a hearing on the protest. At this time, no hearing date has been established.

In the fourth quarter of 2020, we established regulatory assets based on the net incremental expense resulting from the pandemic for our natural gas distribution and electric businesses as currently authorized by the Delaware, Maryland and Florida PSCs.

Chesapeake Utilities Corporation 2020 Form 10-K Page 97

Notes to the Consolidated Financial Statements

The table below highlights the impact to our various regulated businesses as a result of the TCJA:

Summary TCJA Table

	Regulatory Liabilities related to ADIT
Operation and Regulatory Jurisdiction	Amount (in thousands)	Status	Status of Customer Rate impact related to lower federal corporate income tax rate
Eastern Shore (FERC)	$34,190	Will be addressed in Eastern Shore's next rate case filing.	Implemented one-time bill credit (totaling $0.9 million) in April 2018. Customer rates were adjusted in April 2018.
Delaware Division (Delaware PSC)	$12,728	PSC approved amortization of ADIT in January 2019.	Implemented one-time bill credit (totaling $1.5 million) in April 2019. Customer rates were adjusted in March 2019.
Maryland Division (Maryland PSC)	$3,970	PSC approved amortization of ADIT in May 2018.	Implemented one-time bill credit (totaling $0.4 million) in July 2018. Customer rates were adjusted in May 2018.
Sandpiper Energy (Maryland PSC)	$3,713	PSC approved amortization of ADIT in May 2018.	Implemented one-time bill credit (totaling $0.6 million) in July 2018. Customer rates were adjusted in May 2018.
Chesapeake Florida Gas Division/Central Florida Gas (Florida PSC)	$8,184	PSC issued order authorizing amortization and retention of net ADIT liability by the Company in February 2019.	Florida PSC's final order was issued in February 2019. Excluding GRIP, tax savings arising from the TCJA rate reduction will be retained by the Company.

			GRIP: Tax savings for 2018 will be refunded to customers in 2020 through the annual GRIP cost recovery mechanism. Future customer GRIP surcharges will be adjusted to reflect tax savings associated with TCJA.
FPU Natural Gas (excludes Fort Meade and Indiantown) (Florida PSC)	$19,257	Same treatment on a net basis as Chesapeake Utilities Florida Gas Division (above).	Same treatment on a net basis as Chesapeake Utilities Florida Gas Division (above).
FPU Fort Meade and Indiantown Divisions	$309	Same treatment on a net basis as Chesapeake Utilities Florida Gas Division (above).	Tax rate reduction: The impact was immaterial for the divisions. GRIP (Applicable to Fort Meade division only): Same treatment as Chesapeake Utilities Florida Gas Division (above).
FPU Electric (Florida PSC)	$6,694	In January 2019, PSC issued order approving amortization of ADIT through purchased power cost recovery, storm reserve and rates.	TCJA benefit is provided to customers through a combination of reductions to the fuel cost recovery rate, base rates, as well as application to the storm reserve over the next several years.
Elkton Gas (Maryland PSC)	$1,124	PSC approved amortization of ADIT in March 2018.	Previous owner implemented one-time bill credit (totaling less than $0.1 million) in May 2020. Customer rates were adjusted in April 2020.

Regulatory Assets and Liabilities
At December 31, 2020 and 2019, our regulated utility operations had recorded the following regulatory assets and liabilities included in our consolidated balance sheets. These assets and liabilities will be recognized as revenues and expenses in future periods as they are reflected in customers’ rates.
Chesapeake Utilities Corporation 2020 Form 10-K     Page 98

Notes to the Consolidated Financial Statements

	As of December 31,
	2020	2019
(in thousands)
Regulatory Assets
Under-recovered purchased fuel and conservation cost recovery (1)	$2,078	$5,144
Under-recovered GRIP revenue (2)	278	—
Deferred postretirement benefits (3)	17,716	16,311
Deferred conversion and development costs (1)	23,054	20,881
Environmental regulatory assets and expenditures (4)	1,743	2,241
Acquisition adjustment (5)	28,755	30,329
Loss on reacquired debt (6)	795	869
Deferred costs associated with COVID-19 (7)	1,925	—
Deferred storm costs (8)	44,320	—
Other	3,928	2,776
Total Regulatory Assets	$124,592	$78,551

Regulatory Liabilities
Self-insurance (9)	$533	$873
Over-recovered purchased fuel and conservation cost recovery (1)	4,422	2,724
Over-recovered GRIP revenue (2)	338	2,668
Storm reserve (9)	2,673	1,437
Accrued asset removal cost (10)	45,315	36,767
Deferred income taxes due to rate change (11)	90,845	89,191
Interest related to storm recovery (8)	3,353	—
Other	1,541	75
Total Regulatory Liabilities	$149,020	$133,735

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
(3) The Florida PSC allowed FPU to treat as a regulatory asset the portion of the unrecognized costs pursuant to ASC Topic 715, Compensation - Retirement Benefits, related to its regulated operations. This balance also includes the portion of pension settlement expense associated with the de-risking of the Chesapeake Pension Plan pursuant to an order from the FERC that allowed us to defer Eastern Shore's portion. See Note 17, Employee Benefit Plans, for additional information.
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
(7) We deferred as regulatory assets the net incremental expense impact associated with the net expense impact of COVID-19 as authorized by the stated PSCs.
(8) The Florida PSC authorized us to recover regulatory assets (including interest) associated with the recovery of Hurricanes Michael and Dorian storm costs which will be amortized between 6 and 10 years. Recovery of these costs includes a component of an overall return on capital additions and regulatory assets.
(9) We have storm reserves in our Florida regulated energy operations and self-insurance for our regulated energy operations that allow us to collect through rates amounts to be used against general claims, storm restoration costs and other losses as they are incurred.
(10) See Note 1, Summary of Significant Accounting Policies, for additional information on our asset removal cost policies.
(11) We recorded a regulatory liability for our regulated businesses related to the revaluation of accumulated deferred tax assets/liabilities as a result of the TCJA. The liability will be amortized over a period between 5 to 80 years based on the remaining life of the associated property. Based upon the regulatory proceedings, we will pass back the respective portion of the excess accumulated deferred taxes to rate payers. See Note 12, Income Taxes, for additional information.

Chesapeake Utilities Corporation 2020 Form 10-K Page 99

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
As of December 31, 2020 and 2019, we had approximately $5.9 million and $8.0 million, respectively, in environmental liabilities, related to FPU’s MGP sites in Key West, Pensacola, Sanford and West Palm Beach. FPU has approval to recover, from insurance and from customers through rates, up to $14.0 million of its environmental costs related to its MGP sites. As of December 31, 2020 and 2019, we have recovered approximately $12.4 million and $11.9 million, respectively, leaving approximately $1.6 million and $2.1 million, respectively, in regulatory assets for future recovery from FPU’s customers.
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
The following is a summary of our remediation status and estimated costs to implement clean-up of our key MGP sites:

MGP Site (Jurisdiction)	Status	Estimated Cost to Clean Up (Expect to Recover through Rates)
West Palm Beach (Florida)	Remediation actions approved by the Florida Department of Environmental Protection have been implemented on the east parcel of the site. Similar remediation actions have been initiated on the site's west parcel, and construction of active remedial systems are expected to be completed in 2021.	Between $3.3 million to $14.2 million, including costs associated with the relocation of FPU’s operations at this site, and any potential costs associated with future redevelopment of the properties.
Sanford (Florida)	In March 2018, the United States Environmental Protection Agency ("EPA") approved a "site-wide ready for anticipated use" status, which is the final step before delisting a site. Construction has been completed and restrictive covenants are in place to ensure protection of human health. The only remaining activity is long-term groundwater monitoring.	FPU's remaining remediation expenses, including attorneys' fees and costs, are anticipated to be immaterial.
Winter Haven (Florida)	Remediation is ongoing.	Not expected to exceed $0.4 million.
Seaford (Delaware)	Conducted investigations of on-site and off-site impacts in the vicinity of the site, from 2014 through 2018, and submitted the findings to Delaware Department of Natural Resources and Environmental Control ("DNREC") in a March 2019 report. An interim action involving air-sparging/vapor extraction is being implemented, in accordance with the DNREC-approved Work Plan.	Between $0.2 million and $0.5 million.

Chesapeake Utilities Corporation 2020 Form 10-K     Page 100

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
In May 2019, FPU natural gas distribution operations and Eight Flags entered into separate asset management agreements with Emera Energy Services, Inc. to manage their natural gas transportation capacity. Short-term agreements were entered for a term beginning July 2019 through October 2020 with long-term agreements executed for a 10-year term that commenced in November 2020.
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
FPU’s electric supply contracts require FPU to maintain an acceptable standard of creditworthiness based on specific financial ratios. FPU’s agreement with Florida Power & Light Company requires FPU to meet or exceed a debt service coverage ratio of 1.25 times based on the results of the prior 12 months. If FPU fails to meet this ratio, it must provide an irrevocable letter of credit or pay all amounts outstanding under the agreement within five business days. FPU’s electric supply agreement with Gulf Power requires FPU to meet the following ratios based on the average of the prior six quarters: (a) funds from operations interest coverage ratio (minimum of 2 times), and (b) total debt to total capital (maximum of 65 percent). If FPU fails to meet the requirements, it has to provide the supplier a written explanation of actions taken, or proposed to be taken, to become compliant. Failure to comply with the ratios specified in the Gulf Power agreement could also result in FPU having to provide an irrevocable letter of credit. As of December 31, 2020, FPU was in compliance with all of the requirements of its fuel supply contracts.
Eight Flags provides electricity and steam generation services through its CHP plant located on Amelia Island, Florida. In June 2016, Eight Flags began selling power generated from the CHP plant to FPU pursuant to a 20-year power purchase agreement for distribution to our electric customers. In July 2016, Eight Flags also started selling steam pursuant to a separate 20-year contract, to the landowner on which the CHP plant is located. The CHP plant is powered by natural gas transported by FPU through its distribution system and Peninsula Pipeline through its intrastate pipeline.
The total purchase obligations for natural gas, electric and propane supplies are as follows:

Year	2021	2022-2023	2024-2025	Beyond 2025	Total
(in thousands)
Purchase Obligations	$69,459	$81,841	$69,420	$201,504	$422,224
Corporate Guarantees
The Board of Directors has authorized us to issue corporate guarantees securing obligations of our subsidiaries and to obtain letters of credit securing our subsidiaries' obligations. The maximum authorized liability under such guarantees and letters of credit as of December 31, 2020 was $20.0 million. The aggregate amount guaranteed at December 31, 2020 was approximately $5.7 million with the guarantees expiring on various dates through September 2021.
As of December 31, 2020, we have issued letters of credit totaling approximately $4.8 million related to the electric transmission services for FPU's electric division, the firm transportation service agreement between TETLP and our Delaware and Maryland divisions and our current and previous primary insurance carriers. These letters of credit have various expiration dates through October 5, 2021. There have been no draws on these letters of credit as of December 31, 2020. We do not anticipate that the counterparties will draw upon these letters of credit, and we expect that they will be renewed to the extent necessary in the future.
Chesapeake Utilities Corporation 2020 Form 10-K Page 101

Notes to the Consolidated Financial Statements
22. QUARTERLY FINANCIAL DATA (UNAUDITED)
In our opinion, the quarterly financial information shown below includes all adjustments necessary for a fair presentation of the operations for such periods. Due to the seasonal nature of our business, there are substantial variations in operations reported on a quarterly basis.

	For the Quarters Ended
	March 31	June 30	September 30	December 31
(in thousands except per share amounts)
2020 (1)
Operating Revenues	$152,690	$97,051	$101,419	$137,038
Operating Income	$42,134	$17,977	$17,406	$35,206
Net Income:
Income from Continuing Operations	$29,041	$10,661	$9,280	$21,661
Earnings/(Loss) from Discontinued Operations, Net of Tax	(111)	125	(19)	691
Gain on sale of Discontinued Operations, Net of Tax	—	170	—	—
Net Income	$28,930	$10,956	$9,261	$22,352
Basic Earnings Per Share of Common Stock
Earnings Per Share from Continuing Operations	$1.77	$0.65	$0.56	$1.24
Earnings/(Loss) Per Share from Discontinued Operations	(0.01)	0.02	—	0.04
Basic Earnings Per Share of Common Stock	$1.76	$0.67	$0.56	$1.28

Diluted Earnings Per Share of Common Stock
Earnings Per Share from Continuing Operations	$1.77	$0.64	$0.56	$1.24
Earnings/(Loss) Per Share from Discontinued Operations	(0.01)	0.02	—	0.04
Diluted Earnings Per Share of Common Stock	$1.76	$0.66	$0.56	$1.28

2019 (1)
Operating Revenues	$160,464	$94,542	$92,626	$131,974
Operating Income	$44,122	$18,165	$14,357	$29,641
Net Income:
Income from Continuing Operations	$28,811	$8,914	$6,251	$17,123
Earnings/(Loss) from Discontinued Operations, Net of Tax	(148)	(610)	(630)	39
Gain on sale of Discontinued Operations, Net of Tax	—	—	—	5,402
Net Income	$28,663	$8,304	$5,621	$22,564
Basic Earnings Per Share of Common Stock
Earnings Per Share from Continuing Operations	$1.76	$0.54	$0.38	$1.05
Earnings/(Loss) Per Share from Discontinued Operations	(0.01)	(0.03)	(0.04)	0.33
Basic Earnings Per Share of Common Stock	$1.75	$0.51	$0.34	$1.38

Diluted Earnings Per Share of Common Stock
Earnings Per Share from Continuing Operations	$1.75	$0.54	$0.38	$1.04
Earnings/(Loss) Per Share from Discontinued Operations	(0.01)	(0.04)	(0.04)	0.33
Diluted Earnings Per Share of Common Stock	$1.74	$0.50	$0.34	$1.37

(1) The sum of the four quarters does not equal the total for the year due to rounding.
Chesapeake Utilities Corporation 2020 Form 10-K     Page 102

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A. CONTROLS AND PROCEDURES.
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our Chief Executive Officer and Chief Financial Officer, with the participation of other Company officials, have evaluated our “disclosure controls and procedures” (as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.
CHANGE IN INTERNAL CONTROLS
In response to the COVID-19 pandemic and the current social distancing restrictions that have been established in our service territories, we have implemented our pandemic response plan, which includes having office staff work remotely to promote social distancing in efforts to reduce the spread of COVID-19. During the quarter ended December 31, 2020, the implementation of our pandemic response plan did not result in a change in the design or operations of our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2020, that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.
CEO AND CFO CERTIFICATIONS
Our Chief Executive Officer and Chief Financial Officer have filed with the SEC the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. In addition, on May 19, 2020, our Chief Executive Officer certified to the NYSE that he was not aware of any violation by us of the NYSE corporate governance listing standards.
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
Our management has evaluated and concluded that our internal control over financial reporting was effective as of December 31, 2020.

Our independent registered public accounting firm, Baker Tilly US, LLP (formerly Baker Tilly Virchow Krause, LLP), has audited the effectiveness of our internal control over financial reporting as of December 31, 2020, as stated in its report which appears under Part II, Item 8. Financial Statements and Supplementary Data.

Chesapeake Utilities Corporation 2020 Form 10-K Page 103

ITEM 9B. OTHER INFORMATION.
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE.

We have adopted a Code of Ethics that applies to our Principal Executive Officer, President, Principal Financial Officer, Chief Accounting Officer, Corporate Controller, Treasurer, and persons performing similar functions, which is a “code of ethics” as defined by applicable rules of the SEC. This Code of Ethics is publicly available on our website at https://chpk.com. If we make any amendments to this code other than technical, administrative or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of this code to our Principal Executive Officer, President, Principal Financial Officer, Chief Accounting Officer or Corporate Controller, we intend to disclose the nature of the amendment or waiver, its effective date and to whom it applies by posting such information on our website at the address and location specified above.

The remaining information required by this Item is incorporated herein by reference to the sections of our Proxy Statement captioned “Election of Directors (Proposal 1),” “Governance Trends and Director Education," "Corporate Governance Practices,” “Board of Directors and its Committees” and “Delinquent Section 16(a) Reports.”

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated herein by reference to the section of our Proxy Statement captioned “Corporate Governance Practices” and "Director Independence."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this Item is incorporated herein by reference to the portion of the Proxy Statement captioned “Fees and Services of Independent Registered Public Accounting Firm."

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
The following documents are filed as part of this Annual Report:
(a)(1) All of the financial statements, reports and notes to the financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.

(a)(2) Schedule II—Valuation and Qualifying Accounts.
(a)(3) The Exhibits below.
Chesapeake Utilities Corporation 2020 Form 10-K     Page 104

• Exhibit 1.1
Equity Distribution Agreement, dated August 17, 2020, by and between Chesapeake Utilities Corporation and each of RBC Capital Markets, LLC, BofA Securities, Inc., Wells Fargo Securities, LLC, Janney Montgomery Scott LLC, Guggenheim Securities, LLC, Maxim Group LLC, Sidoti & Company, LLC, and Siebert Williams Shank & Co., LLC is incorporated herein by reference to Exhibit 1.1 of our Current Report on Form 8-K, filed August 17, 2020, File No. 001-11590.

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

• Exhibit 4.1	Note Agreement dated October 31, 2008, among Chesapeake Utilities Corporation, as issuer, General American Life Insurance Company and New England Life Insurance Company, relating to the private placement of Chesapeake Utilities Corporation's 5.93% Senior Notes due 2023.†

• Exhibit 4.2	Note Agreement dated June 29, 2010, among Chesapeake Utilities Corporation, as issuer, Metropolitan Life Insurance Company and New England Life Insurance Company, relating to the private placement of Chesapeake Utilities Corporation’s 5.68% Senior Notes due 2026 and Chesapeake Utilities Corporation’s 6.43% Senior Notes due 2028.†

• Exhibit 4.3	Note Agreement dated September 5, 2013, among Chesapeake Utilities Corporation, as issuer, and certain note holders, relating to the private placement of Chesapeake Utilities Corporation’s 3.73% Senior Notes due 2028 and Chesapeake Utilities Corporation’s 3.88% Senior Notes due 2029.†

• Exhibit 4.4
Private Shelf Agreement dated October 8, 2015, between Chesapeake Utilities Corporation, as issuer, and Prudential Investment Management Inc., relating to the private placement of Chesapeake Utilities Corporation's 3.25% Senior Notes due 2032, 3.98% Senior Notes due 2039, 3.0% Senior Notes due 2035, and the sale of other Chesapeake Utilities Corporation unsecured Senior Notes from time to time, is incorporated herein by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q for the period ended September 30, 2015, File No. 001-11590.

• Exhibit 4.5	First Amendment to Private Shelf Agreement dated September 14, 2018, between Chesapeake Utilities Corporation, as issuer, and PGIM, Inc. (formerly known as Prudential Investment Management, Inc.), and other purchasers that may become party thereto. †

• Exhibit 4.6
Master Note Agreement dated March 2, 2017, among Chesapeake Utilities Corporation, as issuer, NYL Investors LLC, and other certain note holders that may become party thereto from time to time relating to the private placement of Chesapeake Utilities Corporation’s 3.48% Senior Notes due 2038 and Chesapeake Utilities Corporation’s 3.58% Senior Notes due 2038, and Chesapeake Utilities Corporation’s 2.96% Senior Notes due 2035 †

Chesapeake Utilities Corporation 2020 Form 10-K Page 105

• Exhibit 4.7	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended, is filed herewith.

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

• Exhibit 10.5*
First Amendment to the Chesapeake Utilities Corporation Supplemental Executive Retirement Plan as amended and restated effective January 1, 2009, is incorporated herein by reference to Exhibit 10.30 of our Annual Report on Form 10-K for the year ended December 31, 2010, File No. 001-11590.

• Exhibit 10.6
Revolving Credit Agreement dated October 8, 2015, between Chesapeake Utilities Corporation and PNC Bank, National Association, Bank of America, N.A., Citizens Bank N.A., Royal Bank of Canada and Wells Fargo Bank, National Association as lenders, is incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the period ended September 30, 2015, File No. 001-11590.

• Exhibit 10.7
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

• Exhibit 10.8*
Form of Performance Share Agreement, effective February 23, 2017 for the period 2017 to 2019, pursuant to Chesapeake Utilities Corporation 2013 Stock and Incentive Compensation Plan by and between Chesapeake Utilities Corporation and each of Beth W. Cooper, Jeffry M. Householder, and James F. Moriarty, is incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the year ended June 30, 2017, File No. 001-11590.

• Exhibit 10.9
Credit Agreement, dated November 28, 2017, by and between Chesapeake Utilities Corporation and Branch Banking and Trust Company is incorporated herein by reference to Exhibit 10.20 of our Annual Report on Form 10-K for the year ended December 31, 2018, File No. 001-11590.

• Exhibit 10.10
Form of Performance Share Agreement, effective February 26, 2018 for the period 2018 to 2020, pursuant to Chesapeake Utilities Corporation 2013 Stock and Incentive Compensation Plan by and between Chesapeake Utilities Corporation and each of Beth W. Cooper, Jeffry M. Householder and James F. Moriarty, is incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, File No. 001-11590.

• Exhibit 10.11*
Form of Performance Share Agreement, effective February 25, 2019 for the period January 1, 2019 to December 31, 2021, pursuant to Chesapeake Utilities Corporation 2013 Stock and Incentive Compensation Plan by and between Chesapeake Utilities Corporation and Jeffry M. Householder is incorporated herein by reference to Exhibit 10.24 of our Annual Report on Form 10-K for the year ended December 31, 2018, File No. 001-11590..

• Exhibit 10.12*
Executive Employment Agreement dated February 25, 2019, between Chesapeake Utilities Corporation and Jeffry M. Householder, is incorporated herein by reference to Exhibit 10.25 of our Annual Report on Form 10-K for the year ended December 31, 2018, File No. 001-11590.

Chesapeake Utilities Corporation 2020 Form 10-K     Page 106

• Exhibit 10.13
Term Note dated January 31, 2019 issued by Chesapeake Utilities Corporation in favor of Branch Banking & Trust Company is incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 30, 2019, File No. 001-11590.

• Exhibit 10.14
Term Loan Credit Agreement, dated January 31, 2019, by and between Chesapeake Utilities Corporation and Branch Banking and Trust Company is incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 30, 2019, File No. 001-11590.

• Exhibit 10.15*
Executive Retirement Agreement dated October 9, 2019, between Chesapeake Utilities Corporation and Stephen C. Thompson is incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, File No. 001-11590.

• Exhibit 10.16
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

• Exhibit 10.17*
Form of Performance Share Agreement, effective December 3, 2019 for the period 2019 to 2020, pursuant to Chesapeake Utilities Corporation 2013 Stock and Incentive Compensation Plan by and between Chesapeake Utilities Corporation and each of Jeffry M. Householder, Beth W. Cooper, James F. Moriarty and Kevin Webber is incorporated herein by reference to Exhibit 10.25 to our Annual Report on Form 10-K for the year ended December 31, 2019, File No. 001-11590.

• Exhibit 10.18*
Form of Performance Share Agreement, effective December 3, 2019 for the period 2019 to 2021, pursuant to Chesapeake Utilities Corporation 2013 Stock and Incentive Compensation Plan by and between Chesapeake Utilities Corporation and each of Jeffry M. Householder, Beth W. Cooper, James F. Moriarty and Kevin Webber is incorporated herein by reference to Exhibit 10.26 to our Annual Report on Form 10-K for the year ended December 31, 2019, File No. 001-11590.

• Exhibit 10.19*
Executive Employment Agreement dated December 4, 2019, between Chesapeake Utilities Corporation and Kevin Webber, is filed incorporated herein by reference to Exhibit 10.27 to our Annual Report on Form 10-K for the year ended December 31, 2019, File No. 001-11590.

• Exhibit 10.20*
Form of Performance Share Agreement, effective February 25, 2020 for the period 2020 to 2022, pursuant to Chesapeake Utilities Corporation 2013 Stock and Incentive Compensation Plan by and between Chesapeake Utilities Corporation and each of Jeffry M. Householder, Beth W. Cooper, James F. Moriarty and Kevin Webber is incorporated herein by reference to Exhibit 10.28 to our Annual Report on Form 10-K for the year ended December 31, 2019, File No. 001-11590.

• Exhibit 10.21*
Amendment to Executive Employment Agreement dated December 4, 2019, between Chesapeake Utilities Corporation and Jeffry M. Householder, is incorporated herein by reference to Exhibit 10.29 to our Annual Report on Form 10-K for the year ended December 31, 2019, File No. 001-11590.

• Exhibit 10.22*
Executive Employment Agreement dated May 6, 2020 between Chesapeake Utilities Corporation and Beth W. Cooper, is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, File No. 001-11590.

• Exhibit 10.23*
Executive Employment Agreement dated May 6, 2020 between Chesapeake Utilities Corporation and James F. Moriarty, is incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, File No. 001-11590.

• Exhibit 10.24*	Executive Employment Agreement dated December 24, 2019, between Chesapeake Utilities Corporation and Jeffry S. Sylvester, is filed herewith.

Chesapeake Utilities Corporation 2020 Form 10-K Page 107

• Exhibit 10.25*	Amendment to Executive Employment Agreement dated February 22, 2021, between Chesapeake Utilities Corporation and Beth W. Cooper is filed herewith.

• Exhibit 10.26*	Amendment to Executive Employment Agreement dated February 22, 2021, between Chesapeake Utilities Corporation and Jeffry M. Householder is filed herewith.

• Exhibit 10.27*
Form of Performance Share Agreement, effective February 24, 2021, for the period 2021 to 2023, pursuant to the Chesapeake Utilities Corporation 2013 Stock and Incentive Compensation Plan by and between Chesapeake Utilities Corporation and each of Jeffry M. Householder, Beth W. Cooper, James F. Moriarty, Kevin Webber, and Jeffrey S. Sylvester is filed herewith.

• Exhibit 10.28
Loan Agreement dated April 24, 2020, between Chesapeake Utilities Corporation and PNC Bank, National Association is incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, File No. 001-11590.

• Exhibit 10.29
Loan Agreement dated April 27, 2020, between Chesapeake Utilities Corporation and Bank of America, N.A. is incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, File No. 001-11590.

• Exhibit 10.30
Revolving Line of Credit Note dated April 24, 2020 issued by Chesapeake Utilities Corporation in favor of PNC Bank, National Association is incorporated herein by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, File No. 001-11590.

• Exhibit 10.31
Promissory Note dated April 22, 2020, issued by Chesapeake Utilities Corporation and in favor of Bank of America, N.A. is incorporated herein by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, File No. 001-11590.

• Exhibit 10.32
Credit Agreement dated May 29, 2020, between Chesapeake Utilities Corporation and Citizens Bank National Association is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, File No. 001-11590.

• Exhibit 10.33
Loan Agreement dated May 6, 2020 between Chesapeake Utilities Corporation and Royal bank of Canada is incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, File No. 001-11590.

• Exhibit 10.34
Form of Revolving Loan Note in favor of Citizens Bank National Association is incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, File No. 001-11590.

• Exhibit 10.35
Form of Revolving Credit Note in favor of Royal Bank of Canada is incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, File No. 001-11590.

• Exhibit 10.36
Credit Agreement, dated September 30, 2020, by and between Chesapeake Utilities Corporation, PNC Bank, National Association, and several other financial institutions named therein is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, File No. 001-11590.

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
Chesapeake Utilities Corporation 2020 Form 10-K     Page 108

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

Chesapeake Utilities Corporation 2020 Form 10-K Page 109

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
February 24, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JEFFRY M. HOUSEHOLDER	/S/ BETH W. COOPER
Jeffry M. Householder	Beth W. Cooper, Executive Vice President,
President, Chief Executive Officer and Director	Chief Financial Officer,
February 24, 2021	and Assistant Corporate Secretary
(Principal Financial and Accounting Officer)
February 24, 2021

/S/ JOHN R. SCHIMKAITIS	/S/ DENNIS S. HUDSON, III
John R. Schimkaitis	Dennis S. Hudson, III, Director
Chair of the Board and Director	February 24, 2021
February 24, 2021

/S/ EUGENE H. BAYARD, ESQ	/S/ LILA A. JABER
Eugene H. Bayard, Esq., Director	Lila A. Jaber, Director
February 24, 2021	February 24, 2021

/S/ THOMAS J. BRESNAN	/S/ PAUL L. MADDOCK, JR.
Thomas J. Bresnan, Director	Paul L. Maddock, Jr., Director
February 24, 2021	February 24, 2021

/S/ RONALD G. FORSYTHE, JR.	/S/ CALVERT A. MORGAN, JR.
Dr. Ronald G. Forsythe, Jr., Director	Calvert A. Morgan, Jr., Director
February 24, 2021	February 24, 2021

/S/ THOMAS P. HILL, JR.	/S/ DIANNA F. MORGAN
Thomas P. Hill, Jr., Director	Dianna F. Morgan, Director
February 24, 2021	February 24, 2021

Chesapeake Utilities Corporation 2020 Form 10-K     Page 110

Chesapeake Utilities Corporation and Subsidiaries
Schedule II
Valuation and Qualifying Accounts

		Additions
For the Year Ended December 31,	Balance at Beginning of Year	Charged to Income	Other Accounts (1)	Deductions (2)	Balance at End of Year
(In thousands)
Reserve Deducted From Related Assets
Reserve for Uncollectible Accounts
2020	$1,337	$3,827	$613	$(992)	$4,785
2019	$1,058	$1,392	$278	$(1,391)	$1,337
2018	$876	$1,119	$133	$(1,070)	$1,058
(1) Recoveries.
(2) Uncollectible accounts charged off.

Chesapeake Utilities Corporation 2020 Form 10-K Page 111