Form 10-Q
period 2021-03-31
CHESAPEAKE UTILITIES CORP
filed 2021-05-04
CIK 19745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2021
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Common Stock, par value $0.4867 — 17,532,046 shares outstanding as of April 30, 2021.

GLOSSARY OF DEFINITIONS
Aspire Energy: Aspire Energy of Ohio, LLC, a wholly-owned subsidiary of Chesapeake Utilities
Aspire Energy Express: Aspire Energy Express, LLC, a wholly-owned subsidiary of Chesapeake Utilities
ASU: Accounting Standards Update issued by the FASB
ATM: At-the-market
CDC: U.S. Centers for Disease Control and Prevention
CDD: Cooling Degree-Day
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
LNG: Liquefied Natural Gas
Marlin Gas Services: Marlin Gas Services, LLC, a wholly-owned subsidiary of Chesapeake Utilities

MetLife: MetLife Investment Advisors, an institutional debt investment management firm, with which we have previously issued Senior Notes and which is a party to the current MetLife Shelf Agreement, as amended
MGP: Manufactured gas plant, which is a site where coal was previously used to manufacture gaseous fuel for industrial, commercial and residential use
NYL: New York Life Investors LLC, an institutional debt investment management firm, with which Chesapeake Utilities entered into a Shelf Agreement and issued Shelf Notes
Peninsula Pipeline: Peninsula Pipeline Company, Inc., a wholly-owned subsidiary of Chesapeake Utilities
PESCO: Peninsula Energy Services Company, Inc., an inactive wholly-owned subsidiary of Chesapeake Utilities
Prudential: Prudential Investment Management Inc., an institutional investment management firm, with which Chesapeake Utilities entered into a previous Shelf Agreement, which has been subsequently amended, and issued Shelf Notes
PSC: Public Service Commission, which is the state agency that regulates utility rates and/or services in certain of our jurisdictions
Revolver: Our $375 million unsecured revolving credit facility with certain lenders
RNG: Renewable natural gas
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
Western Natural Gas: Western Natural Gas Company

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,
	2021	2020
(in thousands, except shares and per share data)
Operating Revenues
Regulated Energy	$121,197	$102,955
Unregulated Energy and other	69,990	49,735
Total Operating Revenues	191,187	152,690
Operating Expenses
Regulated Energy cost of sales	43,043	34,832
Unregulated Energy and other cost of sales	31,254	18,038
Operations	39,437	35,951
Maintenance	4,042	3,836
Depreciation and amortization	15,365	12,252
Other taxes	6,449	5,647
Total Operating Expenses	139,590	110,556
Operating Income	51,597	42,134
Other income, net	385	3,319
Interest charges	5,105	5,814
Income from Continuing Operations Before Income Taxes	46,877	39,639
Income Taxes on Continuing Operations	12,405	10,598
Income from Continuing Operations	34,472	29,041
Loss from Discontinued Operations, Net of Tax	(6)	(111)
Net Income	$34,466	$28,930
Weighted Average Common Shares Outstanding:
Basic	17,485,866	16,414,773
Diluted	17,553,167	16,471,827
Basic Earnings Per Share of Common Stock:
Earnings from Continuing Operations	$1.97	$1.77
Loss from Discontinued Operations	—	(0.01)
Basic Earnings Per Share of Common Stock	$1.97	$1.76

Diluted Earnings Per Share of Common Stock:
Earnings from Continuing Operations	$1.96	$1.77
Loss from Discontinued Operations	—	(0.01)
Diluted Earnings Per Share of Common Stock	$1.96	$1.76
The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
	2021	2020
(in thousands)
Net Income	$34,466	$28,930
Other Comprehensive Income (Loss), net of tax:
Employee Benefits, net of tax:
Amortization of prior service cost, net of tax of $(5) and $(5), respectively	(14)	(14)
Net gain, net of tax of $27 and $28, respectively	77	80
Cash Flow Hedges, net of tax:
Unrealized gain on commodity contract cash flow hedges, net of tax of $63 and $2, respectively	166	7
Unrealized loss on interest rate swap cash flow hedges, net of tax of $(1)	(2)	—
Total Other Comprehensive Income, net of tax	227	73
Comprehensive Income	$34,693	$29,003
The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

Assets	March 31, 2021	December 31, 2020
(in thousands, except shares and per share data)
Property, Plant and Equipment
Regulated Energy	$1,595,744	$1,577,576
Unregulated Energy	306,291	300,647
Other businesses and eliminations	34,439	30,769
Total property, plant and equipment	1,936,474	1,908,992
Less: Accumulated depreciation and amortization	(380,839)	(368,743)
Plus: Construction work in progress	80,061	60,929
Net property, plant and equipment	1,635,696	1,601,178
Current Assets
Cash and cash equivalents	5,575	3,499
Trade and other receivables	62,309	61,675
Less: Allowance for credit losses	(4,243)	(4,785)
Trade and other receivables, net	58,066	56,890
Accrued revenue	20,835	21,527
Propane inventory, at average cost	6,229	5,906
Other inventory, at average cost	5,884	5,539
Regulatory assets	9,145	10,786
Storage gas prepayments	417	2,455
Income taxes receivable	6,792	12,885
Prepaid expenses	11,512	13,239
Derivative assets, at fair value	3,462	3,269
Other current assets	635	436
Total current assets	128,552	136,431
Deferred Charges and Other Assets
Goodwill	38,731	38,731
Other intangible assets, net	7,958	8,292
Investments, at fair value	10,883	10,776
Operating lease right-of-use assets	10,510	11,194
Regulatory assets	111,566	113,806
Receivables and other deferred charges	10,054	12,079
Total deferred charges and other assets	189,702	194,878
Total Assets	$1,953,950	$1,932,487

The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

Capitalization and Liabilities	March 31, 2021	December 31, 2020
(in thousands, except shares and per share data)
Capitalization
Stockholders’ equity
Preferred stock, par value $0.01 per share (authorized 2,000,000 shares), no shares issued and outstanding	$—	$—
Common stock, par value $0.4867 per share (authorized 50,000,000 shares)	8,528	8,499
Additional paid-in capital	350,875	348,482
Retained earnings	369,623	342,969
Accumulated other comprehensive loss	(2,638)	(2,865)
Deferred compensation obligation	6,992	5,679
Treasury stock	(6,992)	(5,679)
Total stockholders’ equity	726,388	697,085
Long-term debt, net of current maturities	508,525	508,499
Total capitalization	1,234,913	1,205,584
Current Liabilities
Current portion of long-term debt	13,600	13,600
Short-term borrowing	156,123	175,644
Accounts payable	58,167	60,253
Customer deposits and refunds	32,455	33,302
Accrued interest	4,837	2,905
Dividends payable	7,709	7,683
Accrued compensation	8,990	13,994
Regulatory liabilities	19,677	6,284
Derivative liabilities, at fair value	84	127
Other accrued liabilities	14,360	15,240
Total current liabilities	316,002	329,032
Deferred Credits and Other Liabilities
Deferred income taxes	211,801	205,388
Regulatory liabilities	143,291	142,736
Environmental liabilities	4,052	4,299
Other pension and benefit costs	29,856	30,673
Operating lease - liabilities	9,125	9,872
Deferred investment tax credits and other liabilities	4,910	4,903
Total deferred credits and other liabilities	403,035	397,871
Environmental and other commitments and contingencies (Notes 6 and 7)
Total Capitalization and Liabilities	$1,953,950	$1,932,487
The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2021	2020
(in thousands)
Operating Activities
Net income	$34,466	$28,930
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,365	12,252
Depreciation and accretion included in other costs	2,568	2,361
Deferred income taxes	6,334	5,738
Realized gain on commodity contracts and sale of assets	(3,514)	(4,458)
Unrealized (gain) loss on investments/commodity contracts	(389)	1,511
Employee benefits and compensation	(173)	11
Share-based compensation	1,876	1,056
Changes in assets and liabilities:
Accounts receivable and accrued revenue	(484)	8,139
Propane inventory, storage gas and other inventory	1,371	3,921
Regulatory assets/liabilities, net	14,123	7,309
Prepaid expenses and other current assets	4,171	3,359
Accounts payable and other accrued liabilities	766	(4,243)
Income taxes (payable) receivable	6,093	4,820
Customer deposits and refunds	(847)	(1,817)
Accrued compensation	(5,105)	(8,766)
Other assets and liabilities, net	3,761	(1,315)
Net cash provided by operating activities	80,382	58,808
Investing Activities
Property, plant and equipment expenditures	(51,994)	(35,182)
Proceeds from sale of assets	394	4,106
Environmental expenditures	(247)	(422)
Net cash used in investing activities	(51,847)	(31,498)
Financing Activities
Common stock dividends	(7,513)	(6,483)
Issuance of stock under the Dividend Reinvestment Plan, net of offering fees	2,053	192
Tax withholding payments related to net settled stock compensation	(1,478)	(977)
Change in cash overdrafts due to outstanding checks	7	(1,747)
Net repayments under line of credit agreements	(19,528)	8,715
Proceeds from issuance of long-term debt, net of offering fees	—	(13)
Repayment of long-term debt	—	(30,000)
Net cash used in financing activities	(26,459)	(30,313)
Net Increase (Decrease) in Cash and Cash Equivalents	2,076	(3,003)
Cash and Cash Equivalents—Beginning of Period	3,499	6,985
Cash and Cash Equivalents—End of Period	$5,575	$3,982
The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock (1)
(in thousands, except shares and per share data)	Number of Shares(2)	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation	Treasury Stock	Total
Balance at December 31, 2019	16,403,776	$7,984	$259,253	$300,607	$(6,267)	$4,543	$(4,543)	$561,577
Net income	—	—	—	28,930	—	—	—	28,930
Other comprehensive gain	—	—	—	—	73	—	—	73
Dividend declared ($0.4050 per share)	—	—	—	(6,703)	—	—	—	(6,703)
Dividend reinvestment plan	3,743	2	352	—	—	—	—	354
Share-based compensation and tax benefit (3)(4)	25,586	12	(84)	—	—	—	—	(72)
Treasury stock activities	—	—	—	—	—	925	(925)	—
Cumulative effect of the adoption of ASU 2016-13	—	—	—	(30)	—	—	—	(30)
Balance at March 31, 2020	16,433,105	$7,998	$259,521	$322,804	$(6,194)	$5,468	$(5,468)	$584,129

Balance at December 31, 2020	17,461,841	$8,499	$348,482	$342,969	$(2,865)	$5,679	$(5,679)	$697,085
Net income	—	—	—	34,466	—	—	—	34,466
Other comprehensive income	—	—	—	—	227	—	—	227
Dividend declared ($0.440 per share)	—	—	—	(7,812)	—	—	—	(7,812)
Dividend reinvestment plan	20,511	10	2,204	—	—	—	—	2,214
Share-based compensation and tax benefit (3) (4)	39,141	19	189	—	—	—	—	208
Treasury stock activities	—	—	—	—	—	1,313	(1,313)	—
Balance at March 31, 2021	17,521,493	$8,528	$350,875	$369,623	$(2,638)	$6,992	$(6,992)	$726,388

(1)2,000,000 shares of preferred stock at $0.01 par value have been authorized. No shares have been issued or are outstanding; accordingly, no information has been included in the statements of stockholders’ equity.
(2)Includes 116,751, 105,087, 104,871, and 95,329 shares at March 31, 2021, December 31, 2020, March 31, 2020 and December 31, 2019, respectively, held in a Rabbi Trust related to our Non-Qualified Deferred Compensation Plan.
(3)Includes amounts for shares issued for directors’ compensation.
(4)The shares issued under the SICP are net of shares withheld for employee taxes. For the three months ended March 31, 2021 and 2020, we withheld 14,020 and 10,319 shares, respectively, for employee taxes.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in compliance with the rules and regulations of the SEC and GAAP. In accordance with these rules and regulations, certain information and disclosures normally required for audited financial statements have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in our latest Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair presentation of our results of operations, financial position and cash flows for the interim periods presented.

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

Effects of COVID-19

In March 2020, the CDC declared a national emergency due to the rapidly growing outbreak of COVID-19. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These restrictions significantly impacted economic conditions in the United States in 2020 and continued into 2021. At this time, restrictions continue to lift as vaccines have become more available in the United States. Regardless, Chesapeake Utilities is considered an “essential business,” which has allowed us to continue operational activities and construction projects despite any social distancing restrictions that are in place. Despite the early changes in restrictions, we continue to operate under our pandemic response plan, monitor developments affecting employees, customers, suppliers, stockholders and take all precautions warranted to operate safely and to comply with the CDC, Occupational Safety and Health Administration, and state and local requirements in order to protect our employees, customers and the communities. Refer to Note 5, Rates and Other Regulatory Activities, for further information on the regulated assets established as a result of the incremental expenses incurred associated with COVID-19.

FASB Statements and Other Authoritative Pronouncements

There are no new accounting pronouncements issued that are applicable to us.

2.    Calculation of Earnings Per Share

	Three Months Ended
	March 31,
	2021	2020
(in thousands, except shares and per share data)
Calculation of Basic Earnings Per Share:
Income from Continuing Operations	$34,472	$29,041
Loss from Discontinued Operations	(6)	(111)
Net Income	$34,466	$28,930

Weighted average shares outstanding	17,485,866	16,414,773
Basic Earnings Per Share from Continuing Operations	$1.97	$1.77
Basic Loss Per Share from Discontinued Operations	—	(0.01)
Basic Earnings Per Share	$1.97	$1.76

Calculation of Diluted Earnings Per Share:
Reconciliation of Denominator:
Weighted shares outstanding—Basic	17,485,866	16,414,773
Effect of dilutive securities—Share-based compensation	67,301	57,054
Adjusted denominator—Diluted	17,553,167	16,471,827
Diluted Earnings Per Share from Continuing Operations	$1.96	$1.77
Diluted Loss Per Share from Discontinued Operations	—	(0.01)
Diluted Earnings Per Share	$1.96	$1.76

3.     Acquisitions

Acquisition of Western Natural Gas
In October 2020, Sharp acquired certain propane operating assets of Western Natural Gas, which provides propane distribution service throughout Jacksonville, Florida and the surrounding communities, for approximately $6.7 million, net of cash acquired. Additionally, the purchase price included $0.3 million of working capital. We recorded contingent consideration of $0.3 million related to the seller's adherence to various provisions contained in the purchase agreement through the first anniversary of the transaction closing. We accounted for this acquisition as a business combination within our Unregulated Energy segment beginning in the fourth quarter of 2020. There are multiple strategic benefits to this acquisition including it: (i) expands our propane territory serviced in Florida and (ii) includes an established customer base with additional opportunities for future growth.
In connection with this acquisition, we recorded $3.5 million in property plant and equipment, $1.4 million in intangible assets associated with customer relationships and non-compete agreements and $1.8 million in goodwill, all of which is deductible for income tax purposes. The amounts recorded in conjunction with the acquisition are preliminary, and subject to adjustment based on contractual provisions. The purchase price allocation will be finalized in the fourth quarter of 2021. For the three months ended March 31, 2021, Western Natural Gas generated operating revenue and income of $0.8 million and $0.2 million, respectively.
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
In connection with this acquisition, we recorded $15.9 million in property, plant and equipment, $0.6 million in accounts receivable, $2.6 million in other liabilities, $2.6 million in regulatory liabilities and $4.3 million in goodwill, all of which is deductible for income tax purposes. All of the assets and liabilities are recorded in the Regulated Energy segment. The amounts recorded in conjunction with the acquisition are preliminary, and subject to adjustment based on contractual provisions. The purchase price allocation will be finalized in the third quarter of 2021. For the three months ended March 31, 2021, Elkton Gas generated operating revenue and income of $2.6 million and $0.6 million, respectively.

4.     Revenue Recognition
We recognize revenue when our performance obligations under contracts with customers have been satisfied, which generally occurs when our businesses have delivered or transported natural gas, electricity or propane to customers. We exclude sales taxes and other similar taxes from the transaction price. Typically, our customers pay for the goods and/or services we provide in the month following the satisfaction of our performance obligation. The following table displays our revenue from continuing operations by major source based on product and service type for the three months ended March 31, 2021 and 2020:

	Three months ended March 31, 2021				Three Months Ended March 31, 2020
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Energy distribution
Delaware natural gas division	$33,272	$—	$—	$33,272	$26,567	$—	$—	$26,567
Florida natural gas division	8,956	—	—	8,956	8,477	—	—	8,477
FPU electric distribution	18,551	—	—	18,551	14,219	—	—	14,219
FPU natural gas distribution	26,861	—	—	26,861	25,444	—	—	25,444
Maryland natural gas division	10,466	—	—	10,466	9,138	—	—	9,138
Sandpiper natural gas/propane operations	8,071	—	—	8,071	6,292	—	—	6,292
Elkton Gas	2,635	—	—	2,635	—	—	—	—
Total energy distribution	108,812	—	—	108,812	90,137	—	—	90,137
Energy transmission
Aspire Energy	—	12,905	—	12,905	—	9,781	—	9,781
Aspire Energy Express	47	—	—	47	—	—	—	—
Eastern Shore	19,972	—	—	19,972	19,279	—	—	19,279
Peninsula Pipeline	6,467	—	—	6,467	4,824	—	—	4,824
Total energy transmission	26,486	12,905	—	39,391	24,103	9,781	—	33,884
Energy generation
Eight Flags	—	4,329	—	4,329	—	4,323	—	4,323
Propane operations
Propane delivery operations	—	55,264	—	55,264	—	38,623	—	38,623
Energy delivery services
Marlin Gas Services	—	2,352	—	2,352	—	1,309	—	1,309
Other and eliminations
Eliminations	(14,101)	(91)	(4,901)	(19,093)	(11,285)	(24)	(4,409)	(15,718)
Other	—	—	132	132	—	—	132	132
Total other and eliminations	(14,101)	(91)	(4,769)	(18,961)	(11,285)	(24)	(4,277)	(15,586)

Total operating revenues (1)	$121,197	$74,759	$(4,769)	$191,187	$102,955	$54,012	$(4,277)	$152,690
(1) Total operating revenues for the three months ended March 31, 2021, include other revenue (revenues from sources other than contracts with customers) of $(0.3) million and $0.1 million for our Regulated and Unregulated Energy segments, respectively, and $0.7 million and $0.1 million for our Regulated and Unregulated Energy segments, respectively, for the three months ended March 31, 2020. The sources of other revenues include revenue from alternative revenue programs related to revenue normalization for the Maryland division and Sandpiper and late fees.

Contract balances
The timing of revenue recognition, customer billings and cash collections results in trade receivables, unbilled receivables (contract assets), and customer advances (contract liabilities) in our condensed consolidated balance sheets. The balances of our trade receivables, contract assets, and contract liabilities as of March 31, 2021 and December 31, 2020 were as follows:

	Trade Receivables	Contract Assets (Current)	Contract Assets (Non-current)	Contract Liabilities (Current)
(in thousands)
Balance at 12/31/2020	$55,600	$18	$4,816	$644
Balance at 3/31/2021	56,577	18	5,034	433
Increase (decrease)	$977	$—	$218	$(211)
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

At times, we receive advances or deposits from our customers before we satisfy our performance obligation, resulting in contract liabilities. Contract liabilities are included in other accrued liabilities in the condensed consolidated balance sheets and relate to non-refundable prepaid fixed fees for our Mid-Atlantic propane delivery operation's retail offerings. Our performance obligation is satisfied over the term of the respective retail offering plan on a ratable basis. For each of the three months ended March 31, 2021 and 2020, we recognized revenue of $0.4 million.

Remaining performance obligations
Our businesses have long-term fixed fee contracts with customers in which revenues are recognized when performance obligations are satisfied over the contract term. Revenue for these businesses for the remaining performance obligations, at March 31, 2021, are expected to be recognized as follows:

(in thousands)	2021	2022	2023	2024	2025	2026	2027 and thereafter
Eastern Shore and Peninsula Pipeline	$26,814	$30,415	$23,129	$20,970	$20,117	$19,387	$156,500
Natural gas distribution operations	4,239	6,521	6,064	5,835	5,299	5,071	33,465
FPU electric distribution	489	652	652	652	275	275	550
Total revenue contracts with remaining performance obligations	$31,542	$37,588	$29,845	$27,457	$25,691	$24,733	$190,515

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

Delaware

There were no material regulatory activities during the first quarter of 2021.

Maryland

Strategic Infrastructure Development and Enhancement (“STRIDE”) plan: In March 2021, Elkton Gas filed with the Maryland PSC a strategic infrastructure development and enhancement plan. The STRIDE plan proposes to increase the speed of Elkton Gas' Aldyl-A pipeline replacement program and to recover the costs of the plan through a proposed 5-year surcharge. Under Elkton Gas’ proposed STRIDE plan, the Aldyl-A pipelines would be replaced by 2023. The procedural schedule for the case is underway, with hearings scheduled for June 2021.

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

West Palm Beach Expansion Project: In June 2019, Peninsula Pipeline filed with the Florida PSC for approval of its Transportation Service Agreement with FPU. Peninsula Pipeline will construct several new interconnection points and pipeline expansions in Palm Beach County, Florida, which will enable FPU to serve an industrial research park and several new residential developments. Peninsula Pipeline will provide transportation service to FPU, increasing reliability, system pressure as well as introducing diversity in fuel source for natural gas to serve the increased demand in these areas. The petition was approved by the Florida PSC at the August 6, 2019 Agenda. Interim services began in the fourth quarter of 2019. We expect to complete the remainder of the project in phases through the third quarter of 2021.

Eastern Shore

Del-Mar Energy Pathway Project: In December 2019, the FERC issued an order approving the construction of the Del-Mar Energy Pathway project. The order approved the construction and operation of new facilities that will provide an additional 14,300 Dts/d of firm service to four customers. Facilities to be constructed include six miles of pipeline looping in Delaware; 13 miles of new mainline extension in Sussex County, Delaware and Wicomico and Somerset Counties in Maryland; and new pressure control and delivery stations in these counties. The benefits of this project include: (i) additional natural gas transmission pipeline infrastructure in eastern Sussex County, Delaware, and (ii) extension of Eastern Shore’s pipeline system, for the first time, into Somerset County, Maryland. Construction on the project began in January 2020, and Eastern Shore anticipates that this project will be fully in-service by the end of 2021.

COVID-19 Impact

We are monitoring the global outbreak of COVID-19 and taking steps to mitigate the potential risks posed by its spread. At this time, we have begun to see some early indications of these restrictions lifting. We provide an “essential service” to our customers, which means that it is paramount that we keep our employees who operate our business safe and informed. We have taken and are continuously monitoring and updating precautions and protocols to ensure the safety of our employees and customers. As an “essential business” we are allowed to continue operational activity and construction projects with appropriate safety precautions, personal protective equipment and social distancing restrictions in place. We are working with our suppliers to understand the potential impacts to our supply chain; if material negative impacts are identified, we will work to mitigate them. This is a continuously evolving situation, and has led to extended disruption of economic activity in our markets. We will continue to monitor developments affecting our employees, customers, suppliers and shareholders, and will take additional precautions as warranted to comply with the CDC, state and local requirements and recommendations to protect our employees, customers and the communities we serve.

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

In May 2020, the Delaware PSC issued an order that authorized Delaware utilities to establish a regulatory asset to record COVID-19 related incremental costs incurred to ensure customers have essential utility services, for the period beginning on March 24, 2020 and ending 30 days after the state of emergency ends. At the present time, the state of emergency has not ended. The creation of the regulatory asset for COVID-19 related costs offers utilities the ability to seek recovery of those costs.

In October 2020, the Florida PSC approved a joint petition of our natural gas and electric distribution utilities in Florida to establish regulatory asset to record incremental expenses incurred due to COVID-19. This regulatory asset will allow us to seek recovery of these costs in our next base rate proceeding. On November 16, 2020, the Office of Public Counsel filed a protest to the order approving the establishment of this regulatory asset, contending that the order should be a reversed or modified and to request a hearing on the protest. The hearing date has been scheduled for June 16, 2021.

In the fourth quarter of 2020, we began recording regulatory assets based on the net incremental expense resulting from the COVID-19 pandemic for our natural gas distribution and electric businesses as currently authorized by the Delaware and Maryland PSCs and as initially authorized by the Florida PSC.

    Summary TCJA Table
Customer rates for our regulated businesses were adjusted as approved by the regulators, prior to 2020 with the exception of Elkton Gas, which implemented a one-time bill credit in May 2020. The following table summarizes the regulatory liabilities related to accumulated deferred taxes ("ADIT") associated with TCJA for our regulated businesses as of March 31, 2021 and December 31, 2020:

	Amount (in thousands)
Operation and Regulatory Jurisdiction	March 31, 2021	December 31, 2020	Status
Eastern Shore (FERC)	$34,190	$34,190	Will be addressed in Eastern Shore's next rate case filing.
Delaware Division (Delaware PSC)	$12,694	$12,728	PSC approved amortization of ADIT in January 2019.
Maryland Division (Maryland PSC)	$3,938	$3,970	PSC approved amortization of ADIT in May 2018.
Sandpiper Energy (Maryland PSC)	$3,699	$3,713	PSC approved amortization of ADIT in May 2018.
Chesapeake Florida Gas Division/Central Florida Gas (Florida PSC)	$8,146	$8,184	PSC issued order authorizing amortization and retention of net ADIT liability by the Company in February 2019.
FPU Natural Gas (excludes Fort Meade and Indiantown) (Florida PSC)	$19,166	$19,257	Same treatment on a net basis as Chesapeake Florida Gas Division (above).
FPU Fort Meade and Indiantown Divisions	$306	$309	Same treatment on a net basis as Chesapeake Florida Gas Division (above).
FPU Electric (Florida PSC)	$6,631	$6,694	In January 2019, PSC issued order approving amortization of ADIT through purchased power cost recovery, storm reserve and rates.
Elkton Gas (Maryland PSC)	$1,124	$1,124	PSC approved amortization of ADIT in March 2018.

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
As of March 31, 2021 and December 31, 2020, we had approximately $5.7 million and $5.9 million, respectively, in environmental liabilities related to FPU’s MGP sites in Key West, Pensacola, Sanford and West Palm Beach. FPU has approval to recover, from insurance and through customer rates, up to $14.0 million of its environmental costs related to its MGP sites. As of March 31, 2021 and December 31, 2020, we had recovered approximately $12.5 million and $12.4 million, respectively, leaving approximately $1.5 million and $1.6 million, respectively, in regulatory assets for future recovery of environmental costs from FPU’s customers.
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

The following is a summary of our remediation status and estimated costs to implement clean-up of our key MGP site:

MGP Site (Jurisdiction)	Status	Estimated Clean-Up Costs
West Palm Beach (Florida)	Remedial actions approved by the Florida Department of Environmental Protection have been implemented on the east parcel of the site. Similar remedial actions have been initiated on the site's west parcel, and construction of active remedial systems are expected be completed in 2021.	Between $3.3 million to $14.2 million, including costs associated with the relocation of FPU’s operations at this site, and any potential costs associated with future redevelopment of the properties.
The Environmental Protection Agency has approved a "site-wide ready for anticipated use" status for the Sanford, Florida MGP site, which is the final step before delisting a site. The remaining remediation expenses for the Sanford MGP site are immaterial. Remediation is ongoing for the Winter Haven, Florida and the Seaford, Delaware MGP sites and the estimated clean-up costs are between $0.2 million to $0.9 million for both sites.

7.     Other Commitments and Contingencies
Natural Gas and Electric
In March 2020, our Delmarva Peninsula natural gas distribution operations entered into asset management agreements with a third party to manage their natural gas transportation and storage capacity. The agreements were effective as of April 1, 2020 and expire on March 31, 2023.
FPU natural gas distribution operations and Eight Flags have entered into separate asset management agreements with Emera Energy Services, Inc. to manage their natural gas transportation capacity. These agreements are for a 10-year term that commenced in November 2020 and expire in October 2030.
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
FPU’s electric supply contracts require FPU to maintain an acceptable standard of creditworthiness based on specific financial ratios. FPU’s agreement with Florida Power & Light Company requires FPU to meet or exceed a debt service coverage ratio of 1.25 times based on the results of the prior 12 months. If FPU fails to meet this ratio, it must provide an irrevocable letter of credit or pay all amounts outstanding under the agreement within five business days. FPU’s electric supply agreement with Gulf Power requires FPU to meet the following ratios based on the average of the prior six quarters: (a) funds from operations interest coverage ratio (minimum of two times), and (b) total debt to total capital (maximum of 65 percent). If FPU fails to meet the requirements, it has to provide the supplier a written explanation of actions taken, or proposed to be taken, to become compliant. Failure to comply with the ratios specified in the Gulf Power agreement could also result in FPU having to provide an irrevocable letter of credit. As of March 31, 2021, FPU was in compliance with all of the requirements of its fuel supply contracts.
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

Corporate Guarantees
The Board of Directors has authorized us to issue corporate guarantees securing obligations of our subsidiaries and to obtain letters of credit securing our subsidiaries' obligations. The maximum authorized liability under such guarantees and letters of credit as of March 31, 2021 was $20.0 million. The aggregate amount guaranteed at March 31, 2021 was approximately $8.3 million with the guarantees expiring on various dates through March 30, 2022.

As of March 31, 2021, we have issued letters of credit totaling approximately $4.8 million related to the electric transmission services for FPU's electric division, the firm transportation service agreement between TETLP and our Delaware and Maryland divisions and our current and previous primary insurance carriers. These letters of credit have various expiration dates through October 5, 2021. We have not drawn on these letters of credit as of March 31, 2021 and do not anticipate that the counterparties will draw upon these letters of credit. We expect that they will be renewed to the extent necessary in the future.

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
•Unregulated Energy. Includes energy transmission, energy generation (the operations of our Eight Flags' CHP plant), propane operations, and mobile compressed natural gas distribution and pipeline solutions subsidiary. Also included in this segment are other unregulated energy services, such as energy-related merchandise sales and heating, ventilation and air conditioning, plumbing and electrical services. These operations are unregulated as to their rates and services. Effective in the third quarter of 2019, the natural gas marketing and related services subsidiary (PESCO), previously reported in the Unregulated Energy segment, was reflected in discontinued operations.

The remainder of our operations are presented as “Other businesses and eliminations,” which consists of unregulated subsidiaries that own real estate leased to Chesapeake Utilities, as well as certain corporate costs not allocated to other operations. The following table presents financial information about our reportable segments:

	Three Months Ended
	March 31,
	2021	2020
(in thousands)
Operating Revenues, Unaffiliated Customers
Regulated Energy	$120,721	$102,469
Unregulated Energy	70,466	50,221
Total operating revenues, unaffiliated customers	$191,187	$152,690
Intersegment Revenues (1)
Regulated Energy	$476	$486
Unregulated Energy	4,293	3,791
Other businesses	132	132
Total intersegment revenues	$4,901	$4,409
Operating Income
Regulated Energy	$32,864	$27,888
Unregulated Energy	19,105	13,862
Other businesses and eliminations	(372)	384
Operating income	51,597	42,134
Other income, net	385	3,319
Interest charges	5,105	5,814
Income from Continuing Operations before Income Taxes	46,877	39,639
Income Taxes on Continuing Operations	12,405	10,598
Income from Continuing Operations	34,472	29,041
Loss from Discontinued Operations, Net of Tax	(6)	(111)
Net Income	$34,466	$28,930
(1) All significant intersegment revenues are billed at market rates and have been eliminated from consolidated operating revenues.

(in thousands)	March 31, 2021	December 31, 2020
Identifiable Assets
Regulated Energy segment	$1,559,260	$1,547,619
Unregulated Energy segment	352,271	347,665
Other businesses and eliminations	42,419	37,203
Total identifiable assets	$1,953,950	$1,932,487

9.    Stockholders' Equity
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
We maintain an effective shelf registration statement with the SEC for the issuance of shares under our DRIP. Depending on our capital needs and subject to market conditions, in addition to other possible debt and equity offerings, we may issue additional shares under the direct stock purchase component of the DRIP. In the third and fourth quarters of 2020, we issued 0.3 million shares at an average price per share of $86.12 and received net proceeds of $22.0 million under the DRIP. In the first quarter of 2021, we issued less than 0.1 million shares at an average price per share of $109.05 and received net proceeds of $1.9 million under the DRIP. In April of 2021, we issued less than 0.1 million shares at an average price per share of $115.35 and received net proceeds of $1.0 million under the DRIP.

We used the net proceeds from the ATM equity program and the DRIP, after deducting the commissions or other fees and related offering expenses payable by us, for general corporate purposes, including, but not limited to, financing of capital expenditures, repayment of short-term debt, financing acquisitions, investing in subsidiaries, and general working capital purposes.

Accumulated Other Comprehensive Loss

Defined benefit pension and postretirement plan items, unrealized gains (losses) of our propane swap agreements designated as commodity contracts cash flow hedges, and the unrealized gains (losses) of our interest rate swap agreements designated as cash flow hedges are the components of our accumulated other comprehensive loss. The following tables present the changes in the balance of accumulated other comprehensive loss as of March 31, 2021 and 2020. All amounts in the following tables are presented net of tax.

	Defined Benefit	Commodity	Interest Rate
	Pension and	Contracts	Swap
	Postretirement	Cash Flow	Cash Flow
	Plan Items	Hedges	Hedges	Total
(in thousands)
As of December 31, 2020	$(5,146)	$2,309	$(28)	$(2,865)
Other comprehensive income before reclassifications	—	2,371	1	2,372
Amounts reclassified from accumulated other comprehensive income (loss)	63	(2,205)	(3)	(2,145)
Net current-period other comprehensive income (loss)	63	166	(2)	227
As of March 31, 2021	$(5,083)	$2,475	$(30)	$(2,638)

(in thousands)
As of December 31, 2019	$(4,933)	$(1,334)	$—	$(6,267)
Other comprehensive income before reclassifications	—	895	—	895
Amounts reclassified from accumulated other comprehensive income/(loss)	66	(888)	—	(822)
Net prior-period other comprehensive income	66	7	—	73
As of March 31, 2020	$(4,867)	$(1,327)	$—	$(6,194)

The following table presents amounts reclassified out of accumulated other comprehensive income (loss) for the three months ended March 31, 2021 and 2020. Deferred gains or losses for our commodity contracts and interest rate swap cash flow hedges are recognized in earnings upon settlement.

	Three Months Ended
	March 31,
	2021	2020
(in thousands)
Amortization of defined benefit pension and postretirement plan items:
Prior service credit (1)	$19	$19
Net loss(1)	(104)	(108)
Total before income taxes	(85)	(89)
Income tax benefit	22	23
Net of tax	$(63)	$(66)

Gains and losses on commodity contracts cash flow hedges:
Propane swap agreements (2)	$3,047	$1,227
Income tax expense	(842)	(339)
Net of tax	$2,205	$888

Gains on interest rate swap cash flow hedges:
Interest rate swap agreements	$4	$—
Income tax expense	(1)	—
Net of tax	$3	$—

Total reclassifications for the period	$2,145	$822
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

10.    Employee Benefit Plans
Net periodic benefit costs for our pension and post-retirement benefits plans for the three months ended March 31, 2021 and 2020 are set forth in the following tables:

	Chesapeake Pension Plan		FPU Pension Plan		Chesapeake SERP		Chesapeake Postretirement Plan		FPU Medical Plan
For the Three Months Ended March 31,	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
(in thousands)
Interest cost	$34	$46	$429	$518	$12	$16	$6	$8	$6	$10
Expected return on plan assets	(40)	(42)	(830)	(745)	—	—	—	—	—	—
Amortization of prior service credit	—	—	—	—	—	—	(19)	(19)	—	—
Amortization of net (gain) loss	60	65	155	135	7	5	8	12	(2)	—
Net periodic cost (benefit)	54	69	(246)	(92)	19	21	(5)	1	4	10
Amortization of pre-merger regulatory asset	—	—	—	—	—	—	—	—	—	2
Total periodic cost (benefit)	$54	$69	$(246)	$(92)	$19	$21	$(5)	$1	$4	$12

We expect to record $0.7 million in pension and post-retirement benefit for 2021. The components of our net periodic costs have been recorded or reclassified to other expense, net in the condensed consolidated statements of income. Pursuant to a Florida PSC order, FPU continues to record, as a regulatory asset, a portion of the unrecognized postretirement benefit costs related to its regulated operations after the FPU merger. The portion of the unrecognized pension and postretirement benefit costs related to FPU’s unregulated operations and Chesapeake Utilities' operations is recorded to accumulated other comprehensive loss.
The following tables present the amounts included in the regulatory asset and accumulated other comprehensive loss that were recognized as components of net periodic benefit cost during the three ended March 31, 2021 and 2020:

For the Three Months Ended March 31, 2021	Chesapeake Pension Plan	FPU Pension Plan	Chesapeake SERP	Chesapeake Postretirement Plan	FPU Medical Plan	Total
(in thousands)
Prior service credit	$—	$—	$—	$(19)	$—	$(19)
Net loss	60	155	7	8	(2)	228
Total recognized in net periodic benefit cost	60	155	7	(11)	(2)	209
Recognized from accumulated other comprehensive loss/(gain) (1)	60	29	7	(11)	—	85
Recognized from regulatory asset	—	126	—	—	(2)	124
Total	$60	$155	$7	$(11)	$(2)	$209

For the Three Months Ended March 31, 2020	Chesapeake Pension Plan	FPU Pension Plan	Chesapeake SERP	Chesapeake Postretirement Plan	FPU Medical Plan	Total
(in thousands)
Prior service credit	$—	$—	$—	$(19)	$—	$(19)
Net loss	65	135	5	12	—	217
Total recognized in net periodic benefit cost	65	135	5	(7)	—	198
Recognized from accumulated other comprehensive loss/(gain) (1)	65	26	5	(7)	—	89
Recognized from regulatory asset	—	109	—	—	—	109
Total	$65	$135	$5	$(7)	$—	$198
    (1) See Note 9, Stockholders' Equity.

During the three months ended March 31, 2021, we contributed approximately $0.1 million to the Chesapeake Pension Plan and approximately $0.4 million to the FPU Pension Plan. We expect to contribute approximately $0.3 million and $2.1 million, respectively, to the Chesapeake Pension Plan and FPU Pension Plans during 2021, which represents the minimum annual contribution payments required.
The Chesapeake SERP, the Chesapeake Postretirement Plan and the FPU Medical Plan are unfunded and are expected to be paid out of our general funds. Cash benefits paid under the Chesapeake SERP for the three months ended March 31, 2021 were immaterial. We expect to pay total cash benefits of approximately $0.2 million under the Chesapeake SERP in 2021. Cash benefits paid under the Chesapeake Postretirement Plan, primarily for medical claims for the three months ended March 31, 2021 were $0.2 million. We estimate that approximately $0.2 million will be paid for such benefits under the Chesapeake Postretirement Plan in 2021. Cash benefits paid under the FPU Medical Plan, primarily for medical claims for the three months ended March 31, 2021, were immaterial. We estimate that approximately $0.1 million will be paid for such benefits under the FPU Medical Plan in 2021.

11.    Investments
The investment balances at March 31, 2021 and December 31, 2020, consisted of the following:

(in thousands)	March 31, 2021	December 31, 2020
Rabbi trust (associated with the Non-Qualified Deferred Compensation Plan)	$10,860	$10,755
Investments in equity securities	23	21
Total	$10,883	$10,776
We classify these investments as trading securities and report them at their fair value. For the three months ended March 31, 2021 and 2020, we recorded a net unrealized gain of approximately $0.4 million and a net unrealized loss of approximately $1.5 million, respectively, in other income, net in the condensed consolidated statements of income related to these investments. For the investment in the Rabbi Trust, we also have recorded an associated liability, which is included in other pension and benefit costs in the consolidated balance sheets and is adjusted each period for the gains and losses incurred by the investments in the Rabbi Trust.

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
The table below presents the amounts included in net income related to share-based compensation expense for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
(in thousands)
Awards to non-employee directors	$188	$176
Awards to key employees	1,688	880
Total compensation expense	1,876	1,056
Less: tax benefit	(496)	(275)
Share-based compensation amounts included in net income	$1,380	$781

Non-employee Directors
Shares granted to non-employee directors are issued in advance of the directors’ service periods and are fully vested as of the grant date. We record a deferred expense equal to the fair value of the shares issued and amortize the expense equally over a service period of one year. In May 2020, after the most recent election of directors, each of our non-employee directors received an annual retainer of 887 shares of common stock under the SICP for service as a director through the 2021 Annual Meeting of Stockholders; accordingly, 8,870 shares, with a weighted average fair value of $84.47 per share, were issued and vested in 2020. At March 31, 2021, there was approximately $0.1 million of unrecognized compensation expense related to shares granted to non-employee directors. This expense will be recognized over the remaining service period ending on the date of the 2021 Annual Meeting of Stockholders.
Key Employees
The table below presents the summary of the stock activity for awards to key employees for the three months ended March 31, 2021:

	Number of Shares	Weighted Average Fair Value
Outstanding—December 31, 2020	186,878	$87.06
Granted	66,425	$102.73
Vested	(53,147)	$76.31
Expired	(852)	$74.85
Forfeited	(5,384)	$93.39
Outstanding—March 31, 2021	193,920	$94.61
In February 2021, we granted awards of 66,425 shares of common stock to key employees under the SICP. The shares granted are multi-year awards that will vest at the end of the three-year service period ending December 31, 2023. All of these stock awards are earned based upon the successful achievement of long-term financial results, which comprise market-based and performance-based conditions or targets. The fair value of each performance-based condition or target is equal to the market price of our common stock on the grant date of each award. For the market-based conditions, we used the Monte Carlo valuation to estimate the fair value of each market-based award granted.
In March 2021, upon the election of certain of our executive officers, we withheld shares with a value at least equivalent to each such executive officer’s minimum statutory obligation for applicable income and other employment taxes related to shares that vested and were paid in February 2021 for the performance period ended December 31, 2020, remitted the cash to the appropriate taxing authorities, and paid the balance of such awarded shares to each such executive officer. We withheld 14,020 shares, based on the value of the shares on their award date. Total combined payments for the employees’ tax obligations to the taxing authorities were approximately $1.5 million.
At March 31, 2021, the aggregate intrinsic value of the SICP awards granted to key employees was approximately $22.5 million. At March 31, 2021, there was approximately $7.3 million of unrecognized compensation cost related to these awards, which is expected to be recognized as expense for the remainder of 2021 through 2023.
Stock Options
There were no stock options outstanding or issued during the three months ended March 31, 2021 and 2020.

13.    Derivative Instruments

We use derivative and non-derivative contracts to manage risks related to obtaining adequate supplies and the price fluctuations of natural gas, electricity and propane and to mitigate interest rate risk. Our natural gas, electric and propane distribution operations have entered into agreements with suppliers to purchase natural gas, electricity and propane for resale to our customers. Our natural gas gathering and transmission company has entered into contracts with producers to secure natural gas to meet its obligations. Purchases under these contracts typically either do not meet the definition of derivatives or are considered “normal purchases and normal sales” and are accounted for on an accrual basis. Our propane distribution operations may also enter into fair value hedges of their inventory or cash flow hedges of their future purchase commitments in order to mitigate the impact of wholesale price fluctuations. We have also entered into interest rate swap agreements to mitigate risk associated with changes in short-term borrowing rates. As of March 31, 2021, our natural gas and electric distribution operations did not have any outstanding derivative contracts.

Volume of Derivative Activity

As of March 31, 2021, the volume of our commodity derivative contracts were as follows:

Business unit	Commodity	Quantity hedged (in millions)	Designation	Longest Expiration date of hedge
Sharp	Propane (gallons)	18.2	Cash flows hedges	March 2024

Sharp entered into futures and swap agreements to mitigate the risk of fluctuations in wholesale propane index prices associated with the propane volumes expected to be purchased during the heating season. Under the futures and swap agreements, Sharp will receive the difference between (i) the index prices (Mont Belvieu prices in March 2021 through March 2024) and (ii) the per gallon propane swap prices, to the extent the index prices exceed the contracted prices. If the index prices are lower than the swap prices, Sharp will pay the difference. We designated and accounted for the propane swaps as cash flows hedges. The change in the fair value of the swap agreements is recorded as unrealized gain (loss) in other comprehensive income (loss) and later recognized in the statement of income in the same period and in the same line item as the hedged transaction. We expect to reclassify approximately $3.2 million from accumulated other comprehensive income (loss) to earnings during the next 12-month period ended March 31, 2022.

Interest Rate Swap Activities

We manage interest rate risk by entering into derivative contracts to hedge the variability in cash flows attributable to changes in the short-term borrowing rates. In the fourth quarter of 2020, we entered into interest rate swaps with notional amount of $60.0 million through December 2021 with pricing of 0.20 and 0.205 percent for the period associated with our outstanding borrowing under the Revolver. In February 2021, we entered into an additional interest rate swap with a notional amount of $40.0 million through December 2021 with pricing of 0.17 percent. Our short-term borrowing is based on the 30-day LIBOR rate. The interest rate swaps are cash settled monthly as the counter-party pays us the 30-day LIBOR rate less the fixed rate.

We designated and accounted for interest rate swaps as cash flows hedges. Accordingly, unrealized gains and losses associated with the interest rate swaps are recorded as a component of accumulated other comprehensive income (loss). When the interest rate swaps settle, the realized gain or loss will be recorded in the income statement and recognized as a component of interest charges. We expect to reclassify less than $0.1 million from accumulated other comprehensive income (loss) to earnings during the next 12-month period ended March 31, 2022.

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

(in thousands)	Balance Sheet Location	March 31, 2021	December 31, 2020
Sharp	Other Current Liabilities	$1,060	$1,505

Financial Statements Presentation

The following tables present information about the fair value and related gains and losses of our derivative contracts. We did not have any derivative contracts with a credit-risk-related contingency.

The fair values of the derivative contracts recorded in the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, are as follows:

	Derivative Assets
		Fair Value As Of
(in thousands)	Balance Sheet Location	March 31, 2021	December 31, 2020
Derivatives designated as fair value hedges
Propane put options	Derivative assets, at fair value	$—	$14
Derivatives designated as cash flow hedges
Propane swap agreements	Derivative assets, at fair value	3,462	3,255
Total asset derivatives		$3,462	$3,269

	Derivative Liabilities
		Fair Value As Of
(in thousands)	Balance Sheet Location	March 31, 2021	December 31, 2020
Derivatives designated as fair value hedges
Propane put options	Derivative liabilities, at fair value	$—	$23
Derivatives designated as cash flow hedges
Propane swap agreements	Derivative liabilities, at fair value	42	64
Interest rate swap agreements	Derivative liabilities, at fair value	42	40
Total liability derivatives		$84	$127

The effects of gains and losses from derivative instruments on the condensed consolidated financial statements are as follows:

		Amount of Gain (Loss) on Derivatives:
	Location of Gain	For the Three Months Ended March 31,
(in thousands)	(Loss) on Derivatives	2021	2020
Derivatives designated as fair value hedges
Propane put options	Cost of sales	$(24)	$—
Derivatives designated as cash flow hedges
Propane swap agreements	Cost of sales	3,047	1,227
Propane swap agreements	Other comprehensive income (loss)	229	9
Interest rate swap agreements	Interest expense	4	—
Interest rate swap agreements	Other comprehensive income (loss)	(3)	—
Total		$3,253	$1,236

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

Financial Assets and Liabilities Measured at Fair Value
The following tables summarize our financial assets and liabilities that are measured at fair value on a recurring basis and the fair value measurements, by level, within the fair value hierarchy as of March 31, 2021 and December 31, 2020:

		Fair Value Measurements Using:
As of March 31, 2021	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Assets:
Investments—equity securities	$23	$23	$—	$—
Investments—guaranteed income fund	2,148	—	—	2,148
Investments—mutual funds and other	8,712	8,712	—	—
Total investments	10,883	8,735	—	2,148
Derivative assets	3,462	—	3,462	—
Total assets	$14,345	$8,735	$3,462	$2,148
Liabilities:
Derivative liabilities	$84	$—	$84	$—

		Fair Value Measurements Using:
As of December 31, 2020	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Assets:
Investments—equity securities	$21	$21	$—	$—
Investments—guaranteed income fund	2,156	—	—	2,156
Investments—mutual funds and other	8,599	8,599	—	—
Total investments	10,776	8,620	—	2,156
Derivative assets	3,269	—	3,269	—
Total assets	$14,045	$8,620	$3,269	$2,156
Liabilities:
Derivative liabilities	$127	$—	$127	$—
The following table sets forth the summary of the changes in the fair value of Level 3 investments for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020
(in thousands)
Beginning Balance	$2,156	$803
Purchases and adjustments	22	9
Transfers	—	57
Distribution	(38)	(38)
Investment income	8	4
Ending Balance	$2,148	$835

Investment income from the Level 3 investments is reflected in other expense, (net) in the condensed consolidated statements of income.
At March 31, 2021, there were no non-financial assets or liabilities required to be reported at fair value. We review our non-financial assets for impairment at least on an annual basis, as required.
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
At March 31, 2021, long-term debt, which includes current maturities but excludes debt issuance costs, had a carrying value of approximately $523.0 million, compared to the estimated fair value of $537.7 million. At December 31, 2020, long-term debt, which includes the current maturities but excludes debt issuance costs, had a carrying value of approximately $523.0 million, compared to a fair value of approximately $548.5 million. The fair value was calculated using a discounted cash flow methodology that incorporates a market interest rate based on published corporate borrowing rates for debt instruments with similar terms and average maturities, and with adjustments for duration, optionality, and risk profile. The valuation technique used to estimate the fair value of long-term debt would be considered a Level 3 measurement.

15.    Long-Term Debt
Our outstanding long-term debt is shown below:

	March 31,	December 31,
(in thousands)	2021	2020
Uncollateralized senior notes:
5.93% note, due October 31, 2023	$9,000	$9,000
5.68% note, due June 30, 2026	17,400	17,400
6.43% note, due May 2, 2028	5,600	5,600
3.73% note, due December 16, 2028	16,000	16,000
3.88% note, due May 15, 2029	45,000	45,000
3.25% note, due April 30, 2032	70,000	70,000
3.48% note, due May 31, 2038	50,000	50,000
3.58% note, due November 30, 2038	50,000	50,000
3.98% note, due August 20, 2039	100,000	100,000
2.98% note, due December 20, 2034	70,000	70,000
3.00% note, due July 15, 2035	50,000	50,000
2.96% note, due August 15, 2035	40,000	40,000
Less: debt issuance costs	(875)	(901)
Total long-term debt	522,125	522,099
Less: current maturities	(13,600)	(13,600)
Total long-term debt, net of current maturities	$508,525	$508,499
.
    Shelf Agreements
We have entered into Shelf Agreements with Prudential, MetLife and NYL, whom are under no obligation to purchase any unsecured debt. The following table summarizes our Shelf Agreements at March 31, 2021:

(in thousands)	Total Borrowing Capacity	Less: Amount of Debt Issued	Less: Unfunded Commitments	Remaining Borrowing Capacity
Shelf Agreement
Prudential Shelf Agreement (1)	$370,000	$(220,000)	$—	$150,000
MetLife Shelf Agreement (1)	150,000	—	—	150,000
NYL Shelf Agreement (1)	150,000	(140,000)	—	10,000
Total Shelf Agreements as of March 31, 2021	$670,000	$(360,000)	$—	$310,000
     (1) The Prudential, MetLife and NYL Shelf Agreements expire in April 2023, May 2023 and November 2021, respectively.

The Uncollateralized Senior Notes, Shelf Agreements or Shelf Notes set forth certain business covenants to which we are subject when any note is outstanding, including covenants that limit or restrict our ability, and the ability of our subsidiaries, to incur indebtedness, or place or permit liens and encumbrances on any of our property or the property of our subsidiaries.

16.    Short-Term Borrowings
At March 31, 2021 and December 31, 2020, we had $156.1 million and $175.6 million, respectively, of short-term borrowings outstanding at a weighted average interest rate of 1.11 percent and 1.28 percent. Included in the March 31, 2021 balance, is $100.0 million in short-term debt for which we have entered into interest rate swap agreements.

In September 2020, we entered into a $375.0 million syndicated Revolver with six participating lenders. As a result of entering into the Revolver, in September 2020, we terminated and paid all outstanding balances under the previously existing bilateral lines of credit and the previous revolving credit facility.

The availability of funds under the Revolver is subject to conditions specified in the credit agreement, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in the Revolver to maintain, at the end of each fiscal year, a funded indebtedness ratio of no greater than 65 percent. As of March 31, 2021, we are in compliance with this covenant.

The Revolver expires on September 29, 2021 and is available to provide funds for our short-term cash needs to meet seasonal working capital requirements and to temporarily fund portions of our capital expenditures. Borrowings under the Revolver are subject to a pricing grid, including the commitment fee and the interest rate charged. Our pricing is adjusted each quarter based upon total indebtedness to total capitalization ratio. As of March 31, 2021, the pricing under the Revolver included an unused commitment fee of 0.15 percent and an interest rate of 1.0 percent over LIBOR. Our available credit under the Revolver at March 31, 2021 was $214.1 million. As of March 31, 2021, we had issued $4.8 million in letters of credit to various counterparties under the syndicated Revolver. Although the letters of credit are not included in the outstanding short-term borrowings and we do not anticipate they will be drawn upon by the counterparties, the letters of credit reduce the available borrowings under our syndicated Revolver.
In the fourth quarter of 2020, we entered into interest rate swaps with a notional amount of $60.0 million through December 2021 with pricing of 0.20 and 0.205 percent for the period associated with our outstanding borrowing under the Revolver. In February 2021, we entered into an additional interest rate swap with a notional amount of $40.0 million through December 2021 with pricing of 0.17 percent. Our short-term borrowing is based on the 30-day LIBOR rate. The interest rate swaps are cash settled monthly as the counter-party pays us the 30-day LIBOR rate less the fixed rate.

We are authorized by our Board of Directors to borrow up to $375.0 million of short-term debt, as required.

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

Some of our leases are subject to annual changes in the Consumer Price Index (“CPI”). While lease liabilities are not re-measured as a result of changes to the CPI, changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. A 100-basis-point increase in CPI would not have resulted in material additional annual lease costs. Most of our leases include options to renew, with renewal terms that can extend the lease term from one to 25 years or more. The exercise of lease renewal options is at our sole discretion. The amounts disclosed in our consolidated balance sheet at March 31, 2021, pertaining to the right-of-use assets and lease liabilities, are measured based on our current expectations of exercising our available renewal options. Our existing leases are not subject to any restrictions or covenants which preclude our ability to pay dividends, obtain financing or enter into additional leases. As of March 31, 2021, we have not entered into any leases, which have not yet commenced, that would entitle us to significant rights or create additional obligations. The following table presents information related to our total lease cost included in our consolidated statements of income:

		Three Months Ended
		March 31,
( in thousands)	Classification	2021	2020
Operating lease cost (1)	Operations expense	$523	$626
(1) Includes short-term leases and variable lease costs, which are immaterial.

The following table presents the balance and classifications of our right of use assets and lease liabilities included in our condensed consolidated balance sheet at March 31, 2021 and December 31, 2020:

(in thousands)	Balance sheet classification	March 31, 2021	December 31, 2020
Assets
Operating lease assets	Operating lease right-of-use assets	$10,510	$11,194
Liabilities
Current
Operating lease liabilities	Other accrued liabilities	$1,724	$1,747
Noncurrent
Operating lease liabilities	Operating lease - liabilities	9,125	9,872
Total lease liabilities		$10,849	$11,619

The following table presents our weighted-average remaining lease terms and weighted-average discount rates for our operating and financing leases at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Weighted-average remaining lease term (in years)
Operating leases	8.77	8.70
Weighted-average discount rate
Operating leases	3.8%	3.8%

The following table presents additional information related to cash paid for amounts included in the measurement of lease liabilities included in our condensed consolidated statements of cash flows as of March 31, 2021 and 2020:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Operating cash flows from operating leases	$471	$527

The following table presents the future undiscounted maturities of our operating and financing leases at March 31, 2021 and for each of the next five years and thereafter:

(in thousands)	Operating Leases (1)
Remainder of 2021	$1,531
2022	1,854
2023	1,770
2024	1,615
2025	1,400
2026	966
Thereafter	3,621
Total lease payments	$12,757
Less: Interest	1,908
Present value of lease liabilities	$10,849
    (1) Operating lease payments include $2.1 million related to options to extend lease terms that are reasonably certain of being exercised.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations and liquidity. This discussion and analysis should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2020, including the audited consolidated financial statements and notes thereto.

Safe Harbor for Forward-Looking Statements
We make statements in this Quarterly Report on Form 10-Q that do not directly or exclusively relate to historical facts. Such statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. One can typically identify forward-looking statements by the use of forward-looking words, such as “project,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “continue,” “potential,” “forecast” or other similar words, or future or conditional verbs such as “may,” “will,” “should,” “would” or “could.” These statements represent our intentions, plans, expectations, assumptions and beliefs about future financial performance, business strategy, projected plans and objectives of the Company. Forward-looking statements speak only as of the date they are made or as of the date indicated and we do not undertake any obligation to update forward-looking statements as a result of new information, future events or otherwise. These statements are subject to many risks, uncertainties and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements. In addition to the risk factors described under Item 1A, Risk Factors in our 2020 Annual Report on Form 10-K, such factors include, but are not limited to:
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
•the inherent hazards and risks involved in transporting and distributing natural gas, electricity, and propane;
•the economy in our service territories or markets, the nation, and worldwide, including the impact of economic conditions (which we do not control ) on demand for natural gas, electricity, propane or other fuels;
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

Introduction
We are an energy delivery company engaged in the distribution of natural gas, electricity, and propane; the transmission of natural gas; the generation of electricity and steam, and in providing related services to our customers.

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

Currently, our growth strategy is focused on the following platforms, including:
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

Results of Operations for the Three months Ended March 31, 2021
Overview

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

In March 2020, the CDC declared a national emergency due to the rapidly growing outbreak of COVID-19. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These restrictions significantly impacted economic conditions in the United States in 2020 and continued into 2021. At this time, restrictions continue to lift as vaccines have become more available in the United States. Regardless, Chesapeake Utilities is considered an “essential business,” which has allowed us to continue operational activities and construction projects despite any social distancing restrictions that are in place. In response to the COVID-19 pandemic and related restrictions, we implemented our pandemic response plan, which includes having all employees who can work remotely do so in order to promote social distancing and providing personal protective equipment to field employees to reduce the spread of COVID-19.

Impacts from the restrictions imposed in our service territories and the implementation of our pandemic response plan, included reduced consumption of energy largely in the commercial and industrial sectors, higher bad debt expenses and incremental expenses associated with COVID-19, including personal protective equipment and premium pay for field personnel. The additional operating expenses we incurred support the ongoing delivery of our essential services during these unprecedented times. In the fourth quarter of 2020, we began recording regulatory assets, as currently authorized by the Delaware and Maryland PSCs and as initially provided for by the Florida PSC, associated with the incremental expenses incurred by our natural gas and electric distribution businesses as a result of the pandemic. Despite the early changes in restrictions, we continue to operate under our pandemic response plan, monitor developments affecting employees, customers, suppliers, stockholders and take all precautions warranted to operate safely and to comply with the CDC, Occupational Safety and Health Administration, and state and local requirements in order to protect our employees, customers and the communities. Refer to Note 5, Rates and Other Regulatory Activities, for further information on the regulated assets established as a result of the incremental expenses incurred associated with COVID-19

Operational Highlights

Our income from continuing operations for the three months ended March 31, 2021 was $34.5 million, or $1.96 per share, compared to $29.0 million, or $1.77 per share, for the same quarter of 2020. Operating income for the three months ended March 31, 2021 increased by $9.5 million, or 22.5 percent, over the same period in 2020. Higher earnings for the first quarter of 2021 reflected a return to more normal weather compared to weather in the first quarter of 2020 that was 20.4 percent warmer than normal. Our earnings also increased from pipeline expansion projects, favorable regulatory initiatives and contributions from the 2020 acquisitions of Elkton Gas and Western Natural Gas. Increased retail propane margins per gallon, organic growth in the natural gas distribution operations and increased margin from Marlin Gas Services, also generated additional earnings.

	Three Months Ended
	March 31,		Increase
	2021	2020	(decrease)
(in thousands except per share)
Gross Margin
Regulated Energy segment	$78,154	$68,123	$10,031
Unregulated Energy segment	38,776	31,782	6,994
Other businesses and eliminations	(40)	(85)	45
Total Gross Margin	$116,890	$99,820	$17,070

Operating Income
Regulated Energy segment	$32,864	$27,888	$4,976
Unregulated Energy segment	19,105	13,862	5,243
Other businesses and eliminations	(372)	384	(756)
Total Operating Income	51,597	42,134	9,463
Other expense, net	385	3,319	(2,934)
Interest charges	5,105	5,814	(709)
Income from Continuing Operations Before Income Taxes	46,877	39,639	7,238
Income Taxes on Continuing Operations	12,405	10,598	1,807
Income from Continuing operations	34,472	29,041	5,431
Loss from Discontinued Operations	(6)	(111)	105
Net Income	$34,466	$28,930	$5,536
Basic Earnings Per Share of Common Stock
Earnings from Continuing Operations	$1.97	$1.77	$0.20
Loss from Discontinued Operations	—	(0.01)	0.01
Basic Earnings Per Share of Common Stock	$1.97	$1.76	$0.21
Diluted Earnings Per Share of Common Stock
Earnings from Continuing Operations	$1.96	$1.77	$0.19
Loss from Discontinued Operations	—	(0.01)	0.01
Diluted Earnings Per Share of Common Stock	$1.96	$1.76	$0.20

Key variances in continuing operations, between the first quarter of 2021 and the first quarter of 2020, included:

(in thousands, except per share data)	Pre-tax Income	Net Income	Earnings Per Share
First Quarter of 2020 Reported Results from Continuing Operations	$39,639	$29,041	$1.77

Adjusting for Unusual Items:
Gain from sales of assets in the first quarter of 2020	(3,162)	(2,317)	(0.14)

Increased (Decreased) Gross Margins:
Increased customer consumption - primarily weather related	6,430	4,728	0.26
Eastern Shore and Peninsula Pipeline service expansions*	2,749	2,022	0.11
Hurricane Michael Settlement margin impact *	2,575	1,894	0.11
Margin contributions from Elkton Gas and Western Natural Gas*	1,862	1,369	0.08
Increased retail propane margins per gallon	1,340	986	0.06
Natural gas growth (excluding service expansions)	939	691	0.04
Increased gross margin from demand for Marlin Gas Services *	731	537	0.03
Florida GRIP*	370	272	0.02
	16,996	12,499	0.71

(Increased) Decreased Operating Expenses (Excluding Cost of Sales):
Payroll, Benefits and other employee-related expenses due to growth	(1,995)	(1,467)	(0.08)
Hurricane Michael settlement agreement - depreciation and amortization impact	(1,776)	(1,306)	(0.07)
Depreciation, amortization and property tax costs due to new capital investments	(1,733)	(1,274)	(0.07)
Facilities, maintenance and outside services costs	(1,130)	(831)	(0.05)
Operating expenses for Elkton Gas and Western Natural Gas acquisitions	(1,029)	(757)	(0.04)
	(7,663)	(5,635)	(0.31)

Interest charges (1)	709	521	0.03
Net other changes	358	363	0.02
Change in shares outstanding due to 2020 and 2021 equity offerings	—	—	(0.12)
	1,067	884	(0.07)
First Quarter of 2021 Reported Results from Continuing Operations	$46,877	$34,472	$1.96
*See the Major Projects and Initiatives table.
(1) Interest charges includes amortization of a regulatory liability of $0.3 million related to the Hurricane Michael regulatory proceeding settlement.

Summary of Key Factors
Recently Completed and Ongoing Major Projects and Initiatives
We constantly pursue and develop additional projects and initiatives to serve existing and new customers, and to further grow our businesses and earnings, with the intention to increase shareholder value. The following summary represents the major projects/initiatives recently completed and currently underway. Major projects and initiatives that have generated consistent year-over-year margin contributions are removed from the table. In the future, we will add new projects and initiatives to this table once negotiations are substantially completed and the associated earnings can be estimated.

	Gross Margin for the Period
	Three Months Ended		Year Ended	Estimate for
	March 31,		December 31,	Fiscal
in thousands	2021	2020	2020	2021	2022
Pipeline Expansions:
Western Palm Beach County, Florida Expansion (1)	$1,167	$1,000	$4,167	$4,984	$5,227
Del-Mar Energy Pathway (1) (2)	884	189	2,462	4,134	6,708
Callahan Intrastate Pipeline (2)	1,887	—	3,851	7,564	7,598
Guernsey Power Station	47	—	—	514	1,486
Total Pipeline Expansions	3,985	1,189	10,480	17,196	21,019

CNG Transportation	2,077	1,347	7,231	7,900	8,500

RNG Transportation	—	—	—	150	1,000

Acquisitions:
Elkton Gas	1,312	—	1,344	3,992	4,200
Western Natural Gas	550	—	389	1,800	1,854
Total Acquisitions	1,862	—	1,733	5,792	6,054

Regulatory Initiatives:
Florida GRIP	4,065	3,695	15,178	16,739	17,712
Hurricane Michael regulatory proceeding	2,575	—	10,864	11,014	11,014
Capital Cost Surcharge Programs	136	133	523	1,350	2,350
Total Regulatory Initiatives	6,776	3,828	26,565	29,103	31,076

Total	$14,700	$6,364	$46,009	$60,141	$67,649

(1) Includes gross margin generated from interim services.
(2) Includes gross margin from natural gas distribution services.

Detailed Discussion of Major Projects and Initiatives

Pipeline Expansions

West Palm Beach County, Florida Expansion
Peninsula Pipeline is constructing four transmission lines to bring additional natural gas to our distribution system in West Palm Beach, Florida. The first phase of this project was placed into service in December 2018 and generated incremental gross margin of $0.2 million for the three months ended March 31, 2021 compared to 2020. We expect to complete the remainder of the project in phases through the third quarter of 2021, and estimate that the project will generate annual gross margin of $5.0 million in 2021 and $5.2 million in 2022.

Del-Mar Energy Pathway
In December 2019, the FERC issued an order approving the construction of the Del-Mar Energy Pathway project. Eastern Shore anticipates that this project will be fully in-service by the beginning of the fourth quarter of 2021. The new facilities will: (i) ensure an additional 14,300 Dts/d of firm service to four customers, (ii) provide additional natural gas transmission pipeline infrastructure in eastern Sussex County, Delaware, and (iii) represent the first extension of Eastern Shore’s pipeline system into Somerset County, Maryland. Construction of the project began in January 2020, and interim services in advance of this project generated additional gross margin of $0.7 million for the three months ended March 31, 2021. The estimated annual gross margin from this project including natural gas distribution service in Somerset County, Maryland, is approximately $4.1 million in 2021 and $6.7 million annually thereafter.

Callahan Intrastate Pipeline
Peninsula Pipeline completed the construction of a jointly owned intrastate transmission pipeline with Seacoast Gas Transmission in Nassau County, Florida in June 2020. The 26-mile pipeline serves growing demand for energy in both Nassau and Duval Counties. For the three months ended March 31, 2021, the project generated $1.9 million in additional gross margin, which includes margin from natural gas distribution service. The estimated annual gross margin from this project including natural gas distribution service is approximately $7.6 million in 2021 and beyond.

Guernsey Power Station
Guernsey Power Station and our affiliate, Aspire Energy Express, entered into a precedent firm transportation capacity agreement whereby Guernsey Power Station will construct a power generation facility and Aspire Energy Express will provide firm natural gas transportation service to this facility. Guernsey Power Station commenced construction of the project in October 2019.  In the second quarter of 2021, Aspire Energy Express commenced construction of the gas transmission facilities to provide the firm transportation service to the power generation facility. For the three months ended March 31, 2021, we received approximately $47,000 related to the construction delay of the in-service date of the project. The project is expected to be in service in the fourth quarter of 2021, and produce gross margin of approximately $0.5 million in 2021 and $1.5 million in 2022 and beyond.

CNG Transportation

Marlin Gas Services provides CNG temporary hold services, contracted pipeline integrity services, emergency services for damaged pipelines and specialized gas services for customers who have unique requirements. For the three months ended March 31, 2021, Marlin Gas Services generated additional gross margin of $0.7 million. We estimate that Marlin Gas Services will generate annual gross margin of approximately $7.9 million in 2021 and $8.5 million in 2022, with the potential for additional growth in future years. Marlin Gas Services continues to actively expand the territories it serves, as well as leverage its patented technology to serve other markets, including pursuing liquefied natural gas transportation opportunities and renewable natural gas transportation opportunities from diverse supply sources to various pipeline interconnection points, as further outlined below.

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

Bioenergy DevCo
In June 2020, our Delmarva natural gas operations and Bioenergy DevCo (“BDC”), a developer of anaerobic digestion facilities that create renewable energy and healthy soil products from organic material, entered into an agreement related to a project to extract renewable natural gas from poultry production waste. BDC and our affiliates are collaborating on this project in addition to several other project sites where organic waste can be converted into a carbon-negative energy source.
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
At the present time, we expect to generate $0.2 million in 2021 in incremental margin from these renewable natural gas transportation projects beginning in 2021. Timing of incremental margin from RNG transportation projects is dependent upon the construction schedules of each project. As we continue to finalize contract terms and complete the necessary permitting associated with each of these projects, additional information will be provided regarding incremental margin at a future time.

Acquisitions

Western Natural Gas
In October 2020, Sharp acquired certain propane operating assets of Western Natural Gas, which provides propane distribution service throughout Jacksonville, Florida and the surrounding communities, for approximately $6.7 million, net of cash acquired. The acquisition was accounted for as a business combination within our Unregulated Energy Segment in the fourth quarter of 2020. We generated $0.6 million in additional gross margin from Western Natural Gas in 2020 and we estimate that this acquisition will generate gross margin of approximately $1.8 million in 2021 with additional opportunities for growth.

Elkton Gas
In July 2020, we closed on the acquisition of Elkton Gas, which provides natural gas distribution service to approximately 7,000 residential and commercial customers within a franchised area of Cecil County, Maryland. The purchase price was approximately $15.6 million, which included $0.6 million of working capital. Elkton Gas’ territory is contiguous to our franchised service territory in Cecil County, Maryland. We generated $1.3 million in additional gross margin from Elkton Gas and estimate that this acquisition will generate gross margin of approximately $4.0 million in 2021 and $4.2 million in 2022.

Regulatory Initiatives

Florida GRIP
Florida GRIP is a natural gas pipe replacement program approved by the Florida PSC that allows automatic recovery, through rates, of costs associated with the replacement of mains and services. Since the program's inception in August 2012, we have invested $173.9 million of capital expenditures to replace 333 miles of qualifying distribution mains, including $8.0 million of new pipes during the first three months of 2021. We expect to generate annual gross margin of approximately $16.7 million in 2021, and $17.7 million in 2022.

Hurricane Michael
In October 2018, Hurricane Michael passed through FPU's electric distribution operation's service territory in Northwest Florida. The hurricane caused widespread and severe damage to FPU's infrastructure resulting in 100 percent of its customers in the Northwest Florida service territory losing electrical service.

In August 2019, FPU filed a limited proceeding requesting recovery of storm-related costs associated with Hurricane Michael (capital and expenses) through a change in base rates. In March 2020, we filed an update to our original filing to account for actual charges incurred through December 2019, revised the amortization period of the storm-related costs from 30 years as originally requested, to 10 years, and included costs related to Hurricane Dorian of approximately $1.2 million in this filing.

In September 2019, FPU filed a petition with the Florida PSC, for approval of its consolidated electric depreciation rates. The petition was joined to the Hurricane Michael docket. The approved rates, which were part of the settlement agreement in September 2020 that is described below, were retroactively applied effective January 1, 2020.

In September 2020, the Florida PSC approved a settlement agreement between FPU and the Office of the Public Counsel regarding final cost recovery and rates associated with Hurricane Michael. Previously, in late 2019, the Florida PSC approved an interim rate increase, subject to refund, effective January 1, 2020, associated with the restoration effort following Hurricane Michael. We fully reserved these interim rates, pending a final resolution and settlement of the limited proceeding. The settlement agreement allowed us to: (a) refund the over-collection of interim rates through the fuel clause; (b) record regulatory assets for storm costs in the amount of $45.8 million including interest which will be amortized over six years; (c) recover these storm costs through a surcharge for a total of $7.7 million annually; and (d) collect an annual increase in revenue of $3.3 million to recover capital costs associated with new plant investments and a regulatory asset for the cost of removal and undepreciated plant. The new base rates and storm surcharge were effective on November 1, 2020. The following table summarizes the impact of Hurricane Michael regulatory proceeding for the three months ended March 31, 2021:

Three Months Ended
(in thousands)	March 31, 2021
Gross Margin	$2,575
Depreciation	(303)
Amortization of regulatory assets	2,079
Operating income	799
Amortization of liability associated with interest expense	(327)
Pre-tax income	1,126
Income tax expense	298
Net income	$828

Capital Cost Surcharge Programs
In December 2019, the FERC approved Eastern Shore’s capital cost surcharge which became effective January 1, 2020. The surcharge, an approved item in the settlement of Eastern Shore’s last general rate case, allows Eastern Shore to recover capital costs associated with mandated highway or railroad relocation projects that required the replacement of existing Eastern Shore facilities. Eastern Shore expects to produce gross margin of approximately $1.4 million in 2021 and $2.4 million in 2022 from relocation projects and is dependent upon the completion of capital projects and timing of filings.
Other major factors influencing gross margin
Weather and Consumption
Weather conditions accounted for a $6.4 million increase in gross margin during the first quarter of 2021, compared to the same period in 2020, primarily due to a 13.8 percent increase in HDDs in the Delmarva Peninsula and Ohio that resulted in increased customer consumption. Compared to normal temperatures, as detailed below, gross margin was higher by $1.3 million. The following table summarizes HDD and CDD variances from the 10-year average HDD/CDD ("Normal") the three months ended March 31, 2021 and 2020.

	Three Months Ended
	March 31,
	2021	2020	Variance
Delmarva Peninsula
Actual HDD	2,186	1,859	327
10-Year Average HDD ("Normal")	2,280	2,349	(69)
Variance from Normal	(94)	(490)
Florida
Actual HDD	503	369	134
10-Year Average HDD ("Normal")	506	570	(64)
Variance from Normal	(3)	(201)
Ohio
Actual HDD	2,772	2,496	276
10-Year Average HDD ("Normal")	2,959	3,019	(60)
Variance from Normal	(187)	(523)
Florida
Actual CDD	184	323	(139)
10-Year Average CDD ("Normal")	195	168	27
Variance from Normal	(11)	155

Natural Gas Distribution Margin Growth
Customer growth for our natural gas distribution operations, as a result of the addition of new customers and the conversion of customers from alternative fuel sources to natural gas service, generated $0.9 million of additional margin for the three months ended March 31, 2021. The average number of residential customers served on the Delmarva Peninsula and in Florida increased by 4.5 percent and 5.0 percent, respectively, during the first quarter of 2021. A larger percentage of the margin growth was generated from residential growth given the expansion of natural gas into new housing communities and conversions to natural gas as the Company's distribution infrastructure continues to build out. In addition, as new communities continue to build out due to population growth and infrastructure is added to support the growth, there is also increased load from new commercial and industrial customers. The details for the three months ended March 31, 2021 are provided in the following table:

	Three Months Ended
	March 31, 2021
(in thousands)	Delmarva Peninsula	Florida
Customer Growth:
Residential	$490	$307
Commercial and industrial	70	72
Total Customer Growth	$560	$379

Regulated Energy Segment

For the quarter ended March 31, 2021, compared to the quarter ended March 31, 2020:

	Three Months Ended
	March 31,		Increase
	2021	2020	(decrease)
(in thousands)
Revenue	$121,197	$102,955	$18,242
Cost of sales	43,043	34,832	8,211
Gross margin	78,154	68,123	10,031
Operations & maintenance	28,006	26,241	1,765
Depreciation & amortization	12,030	9,319	2,711
Other taxes	5,254	4,675	579
Total operating expenses	45,290	40,235	5,055
Operating income	$32,864	$27,888	$4,976
Operating income for the Regulated Energy segment for the first quarter of 2021 was $32.9 million, an increase of $5.0 million or 17.8 percent for the three months ended March 31, 2021 over the same period in 2020. Higher operating income reflects increased consumption driven primarily by colder weather compared to the first quarter of 2020, continued pipeline expansions by Eastern Shore and Peninsula Pipeline, contributions from the Hurricane Michael regulatory proceeding settlement, organic growth in the Company's natural gas distribution businesses and operating results from the Elkton Gas acquisition completed in the third quarter of 2020. These increases were offset by higher depreciation, amortization and property taxes, including amortization of the regulatory asset associated with the Hurricane Michael regulatory proceeding settlement, new expenses associated with Elkton Gas, and higher other operating expenses.

Items contributing to the quarter-over-quarter increase in gross margin are listed in the following table:

(in thousands)
Eastern Shore and Peninsula Pipeline service expansions	$2,749
Margin contribution from Hurricane Michael regulatory proceeding settlement	2,575
Increased customer consumption - primarily weather related	1,641
Margin contribution from the Elkton Gas acquisition (completed in July 2020)	1,312
Natural gas growth (excluding service expansions)	939
Florida GRIP	370
Other variances	445
Quarter-over-quarter increase in gross margin	$10,031

The following narrative discussion provides further detail and analysis of the significant items in the foregoing table.

Eastern Shore and Peninsula Pipeline Service Expansions
We generated additional gross margin of $2.1 million from Peninsula Pipeline's Western Palm Beach County and Callahan projects and $0.7 million from Eastern Shore's Del-Mar Energy Pathway project.

Margin Contribution from Hurricane Michael Regulatory Proceeding Settlement
We generated $2.6 million in additional gross margin as a result of the settlement of the Hurricane Michael regulatory proceeding. Refer to Note 5, Rates and Other Regulatory Activities, in the condensed consolidated financial statements for additional information.

Increased Customer Consumption - Primarily Weather Related
Gross margin increased by $1.6 million for the for the three months ended March 31, 2021, compared to the same period in 2020, primarily due to an 18 percent increase in HDDs on the Delmarva Peninsula and a 36 percent increase in HDDs in Florida that resulted in increased customer consumption of energy.

Elkton Gas
Gross margin increased by $1.3 million due to margin contributed from Elkton Gas which was acquired in July 2020.
Natural Gas Distribution Customer Growth
We generated additional gross margin of $0.9 million from natural gas customer growth. Gross margin increased by $0.4 million in Florida and $0.5 million on the Delmarva Peninsula for the three months ended March 31, 2021, as compared to the same period in 2020, due primarily to residential customer growth of 4.5 percent and 5.0 percent on the Delmarva Peninsula and in Florida, respectively.

Florida GRIP
Continued investment in the Florida GRIP generated additional gross margin of $0.4 million in first quarter of 2021 compared to the same period in 2020.

Operating Expenses
Items contributing to the quarter-over-quarter increase in operating expenses are listed in the following table:

(in thousands)
Hurricane Michael regulatory proceeding settlement - depreciation and amortization impact	$1,776
Depreciation, asset removal and property tax costs due to new capital investments	1,390
Facilities and maintenance costs and outside services	885
Payroll, benefits and other employee-related expenses due to growth	802
Operating expenses from the Elkton Gas acquisition	524
Other variances	(322)
Quarter-over-quarter increase in operating expenses	$5,055

Unregulated Energy Segment

For the quarter ended March 31, 2021, compared to the quarter ended March 31, 2020:

	Three Months Ended
	March 31,		Increase
	2021	2020	(decrease)
(in thousands)
Revenue	$74,759	$54,011	$20,748
Cost of sales	35,983	22,229	13,754
Gross margin	38,776	31,782	6,994
Operations & maintenance	15,162	14,034	1,128
Depreciation & amortization	3,323	2,918	405
Other taxes	1,186	968	218
Total operating expenses	19,671	17,920	1,751
Operating income	$19,105	$13,862	$5,243

Operating income for the Unregulated Energy segment for the first quarter of 2021 was $19.1 million, an increase of $5.2 million or 37.8 percent, over the same period in 2020. Higher operating income reflects increased consumption driven primarily by colder weather compared to the first quarter of 2020, higher retail propane margins per gallon, contribution from the acquisition of the Western Natural Gas propane assets and increased demand for Marlin Gas Services' CNG transportation services. These increases were partially offset by higher depreciation, amortization and property taxes related to recent capital investments and new expenses associated with Western Natural Gas and higher other operating expenses.
Gross Margin
Items contributing to the quarter-over-quarter increase in gross margin are listed in the following table:

(in thousands)	Margin Impact
Propane Operations
Increased customer consumption - primarily weather related	$3,847
Increased retail propane margins per gallon driven by favorable supply costs	1,340
Western Natural Gas acquisition (completed in October 2020)	550
Marlin Gas Services
Increased demand for CNG services	731
Aspire Energy
Increased customer consumption - primarily weather related	942
Other variances	(416)
Quarter-over-quarter increase in gross margin	$6,994
The following narrative discussion provides further detail and analysis of the significant items in the foregoing table.
Propane Operations
•Increased Customer Consumption Primarily Weather Related - Gross margin increased by $3.8 million, as weather on the Delmarva Peninsula was 18 percent colder during the first quarter of 2021 compared to the same period in 2020.
•Increased Retail Propane Margins - Gross margin increased by $1.3 million, due to lower propane inventory costs and favorable market conditions. These market conditions, which include competition with other propane suppliers, as well as the availability and price of alternative energy sources, may fluctuate based on changes in demand, supply and other energy commodity prices.
•Western Natural Gas - Gross margin increased by $0.6 million due to the margin generated from Western Natural Gas, which was acquired by Sharp in October 2020.
Marlin Gas Services

•Gross margin increased by $0.7 million during the first quarter of 2021, as compared to the same period in the prior year due to higher demand for CNG hold services.
Aspire Energy
•Increased Customer Consumption Primarily Weather Related - Gross margin increased by $0.9 million due to higher consumption of gas as weather in Ohio was approximately 11 percent colder during the first quarter of 2021 over the same period in 2020.

Other Operating Expenses
Items contributing to the quarter-over-quarter increase in operating expenses are listed in the following table:

(in thousands)
Depreciation, amortization and property tax costs due to new capital investments	$529
Payroll, benefits and other employee-related expenses due to growth	506
Operating expenses from the Western Natural Gas acquisition	338
Facilities and maintenance costs	251
Other variances	127
Quarter-over-quarter increase in operating expenses	$1,751

OTHER EXPENSE, NET
For the quarter ended March 31, 2021 compared to the quarter ended March 31, 2020
Other expense, net, which includes non-operating investment income (expense), interest income, late fees charged to customers, gains or losses from the sale of assets and pension and other benefits expense, decreased by $2.9 million in the first quarter of 2021, compared to the same period in 2020. The decrease was primarily due to gains on two property sales which were completed in the first quarter of 2020.

INTEREST CHARGES
For the quarter ended March 31, 2021 compared to the quarter ended March 31, 2020
Interest charges for the quarter ended March 31, 2021 decreased by $0.7 million, compared to the same period in 2020, attributable primarily to a decrease of $0.7 million in lower interest expense from lower levels outstanding under our revolving credit facilities, and $0.3 million of an amortization credit/reduction in interest expense associated with a regulatory liability that was established in connection with the Hurricane Michael regulatory proceeding settlement. Partially offsetting the interest savings was an increase of $0.2 million in interest expense as a result of several long-term debt placements in 2020.

INCOME TAXES
For the quarter ended March 31, 2021 compared to the quarter ended March 31, 2020
Income tax expense was $12.4 million for the quarter ended March 31, 2021, compared to $10.6 million for the quarter ended March 31, 2021. Our effective income tax rate was 26.5 percent and 26.7 percent, for the three months ended March 31, 2021 and 2020, respectively.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Our capital requirements reflect the capital-intensive and seasonal nature of our business and are principally attributable to investment in new plant and equipment, retirement of outstanding debt and seasonal variability in working capital. We rely on cash generated from operations, short-term borrowings, and other sources to meet normal working capital requirements and to temporarily finance capital expenditures. We may also issue long-term debt and equity to fund capital expenditures and to maintain our capital structure within our target capital structure range. We maintain an effective shelf registration statement with the SEC for the issuance of shares of common stock in various types of equity offerings, including shares of common stock under our ATM equity program, as well as an effective registration statement with respect to the DRIP. Depending on our capital needs and subject to market conditions, in addition to other possible debt and equity offerings, we may consider issuing additional shares under the direct share purchase component of the DRIP and/or under the ATM equity program. Beginning in the third quarter of 2020, we issued shares of common stock under both the DRIP and the ATM equity program.
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
Capital expenditures for investments in new or acquired plant and equipment are our largest capital requirements. Our capital expenditures were $48.7 million for the three months ended March 31, 2021. In the table below, we have provided a range of our forecasted capital expenditures for 2021:

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

The 2021 forecast, which excludes any potential acquisitions, includes capital expenditures associated with the following projects: Delmarva Natural Gas distribution's Somerset County expansion and the Bioenergy Devco RNG Project, Eastern Shore's Del-Mar Energy Pathway and the CleanBay RNG project, Florida's Western Palm Beach County expansion and other potential pipeline projects, continued expenditures under the Florida GRIP, further expansions of our natural gas distribution and transmission systems, continued natural gas and electric system infrastructure improvement activities, facilities to support Marlin Gas Services' CNG transport growth and expansion into RNG and LNG transport, information technology systems, and other strategic initiatives and investments.

The capital expenditure projection is subject to continuous review and modification. Actual capital requirements may vary from the above estimates due to a number of factors, including changing economic conditions, capital delays due to COVID-19 that are greater than currently anticipated, customer growth in existing areas, regulation, new growth or acquisition opportunities and availability of capital. Historically, actual capital expenditures have typically lagged behind the budgeted amounts.
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
The following table presents our capitalization, excluding and including short-term borrowings, as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
(in thousands)
Long-term debt, net of current maturities	$508,525	41%	$508,499	42%
Stockholders’ equity	726,388	59%	697,085	58%
Total capitalization, excluding short-term debt	$1,234,913	100%	$1,205,584	100%

	March 31, 2021		December 31, 2020
(in thousands)
Short-term debt	$156,123	11%	$175,644	13%
Long-term debt, including current maturities	522,125	37%	522,099	37%
Stockholders’ equity	726,388	52%	697,085	50%
Total capitalization, including short-term debt	$1,404,636	100%	$1,394,828	100%
Our target ratio of equity to total capitalization, including short-term borrowings, is between 50 and 60 percent. Our equity to total capitalization ratio, including short-term borrowings, was 52 percent as of March 31, 2021. We seek to align permanent financing with the in-service dates of our capital projects. We may utilize more temporary short-term debt when the financing cost is attractive as a bridge to the permanent long-term financing or if the equity markets are volatile.
In the third and fourth quarters of 2020, we issued 1.0 million shares of common stock through our DRIP and the ATM programs and received net proceeds of approximately $83.0 million which were added to the general funds. In the first quarter of 2021 we issued less than 0.1 million shares at an average price per share of $109.05 and received net proceeds of $1.9 million under the DRIP. In April 2021, we also issued less than 0.1 million shares at an average price per share of $115.35 and received net proceeds of $1.0 million under the DRIP. See Note 9, Stockholders’ Equity, in the condensed consolidated financial statements for additional information on commissions and fees paid in connection with these issuances.
We used the net proceeds from the ATM equity program and the DRIP, after deducting the commissions or other fees and related offering expenses payable by us, for general corporate purposes, including, but not limited to, financing of capital expenditures, repayment of short-term debt, financing acquisitions, investing in subsidiaries, and general working capital purposes.
Shelf Agreements
We have entered into Shelf Agreements with Prudential, MetLife and NYL, whom are under no obligation to purchase any unsecured debt. The following table summarizes our Shelf Agreements at March 31, 2021:

(in thousands)	Total Borrowing Capacity	Less: Amount of Debt Issued	Less: Unfunded Commitments	Remaining Borrowing Capacity
Shelf Agreement
Prudential Shelf Agreement (1)	$370,000	$(220,000)	$—	$150,000
MetLife Shelf Agreement (1)	150,000	—	—	150,000
NYL Shelf Agreement (1)	150,000	(140,000)	—	10,000
Total Shelf Agreements as of March 31, 2021	$670,000	$(360,000)	$—	$310,000
(1) The Prudential, MetLife and NYL Shelf Agreements expire in April 2023, May 2023 and November 2021, respectively.

The Senior Notes, Shelf Agreements or Shelf Notes set forth certain business covenants to which we are subject when any note is outstanding, including covenants that limit or restrict our ability, and the ability of our subsidiaries, to incur indebtedness, or place or permit liens and encumbrances on any of our property or the property of our subsidiaries.

Short-term Borrowings
At March 31, 2021 and December 31, 2020, we had $156.1 million and $175.6 million, respectively, of short-term borrowings outstanding at a weighted average interest rate of 1.11 percent and 1.28 percent, respectively. Included in the March 31, 2021 balance is $100.0 million in short-term debt for which we have entered into interest rate swap agreements.

In September 2020, we entered into a $375.0 million syndicated Revolver with six participating lenders. As a result of entering into the Revolver, in September 2020, we terminated and paid all outstanding balances under the previously existing bilateral lines of credit and the previous revolving credit facility.

The availability of funds under the Revolver is subject to conditions specified in the credit agreement, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in the Revolver to maintain, at the end of each fiscal year, a funded indebtedness ratio of no greater than 65 percent. As of March 31, 2021, we are in compliance with this covenant.

The Revolver expires on September 29, 2021 and is available to provide funds for our short-term cash needs to meet seasonal working capital requirements and to temporarily fund portions of our capital expenditures. Borrowings under the Revolver are subject to a pricing grid, including the commitment fee and the interest rate charged. Our pricing is adjusted each quarter based upon our total indebtedness to total capitalization ratio. As of March 31, 2021, the pricing under the Revolver included an unused commitment fee of 0.15 percent and an interest rate of 1.0 percent over LIBOR. Our available credit under the new Revolver at March 31, 2021 was $214.1 million. As of March 31, 2021, we had issued $4.8 million in letters of credit to various counterparties under the syndicated Revolver. Although the letters of credit are not included in the outstanding short-term borrowings and we do not anticipate they will be drawn upon by the counterparties, the letters of credit reduce the available borrowings under our syndicated Revolver.
In the fourth quarter of 2020, we entered into interest rate swaps with a notional amount of $60.0 million through December 2021 with pricing of 0.20 and 0.205 percent for the period associated with our outstanding borrowing under the Revolver. In February 2021, we entered into an additional interest rate swap with a notional amount of $40.0 million through December 2021 with pricing of 0.17 percent. Our short-term borrowing is based on the 30-day LIBOR rate. The interest rate swaps are cash settled monthly as the counter-party pays us the 30-day LIBOR rate less the fixed rate.
We are authorized by our Board of Directors to borrow up to $375 million of short-term debt, as required.

Cash Flows
The following table provides a summary of our operating, investing and financing cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$80,382	$58,808
Investing activities	(51,847)	(31,498)
Financing activities	(26,459)	(30,313)
Net increase (decrease) in cash and cash equivalents	2,076	(3,003)
Cash and cash equivalents—beginning of period	3,499	6,985
Cash and cash equivalents—end of period	$5,575	$3,982

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

During the three months ended March 31, 2021 and 2020, net cash provided by operating activities was $80.4 million and $58.8 million, respectively, resulting in an increase in cash flows of $21.6 million. Significant operating activities generating the cash flows change were as follows:
•Changes in net prepaid expenses and other current assets, customer deposits and refunds, accrued compensation and other net assets and liabilities, increased cash flows by $10.5 million;
•Net income, adjusted for non-cash adjustments and reconciling activities, increased cash flows by $9.1 million, due primarily to higher net income, depreciation and amortization and gain on sale of assets;
•Changes in net regulatory assets and liabilities increased cash flows by $6.8 million due primarily to the change in fuel costs collected through the various cost recovery mechanisms;
•Changes in net accounts receivable and accrued revenue and accounts payable and accrued liabilities decreased cash flows by $3.6 million;
•Net cash flows from changes in propane inventory, storage gas and other inventories decreased by approximately $2.6 million; and
•Net cash flows from income taxes receivable increased by $1.3 million.

Cash Flows Used in Investing Activities

Net cash used in investing activities totaled $51.8 million and $31.5 million during the three months ended March 31, 2021 and 2020, respectively, resulting in a decrease in cash flows of $20.3 million. Cash paid for capital expenditures was $52.0 million for the first three months of 2021, compared to $35.2 million for the same period in 2020, resulting in decreased cash flows of $16.8 million.

Cash Flows Used in Financing Activities

Net cash used in financing activities totaled $26.5 million during the three months ended March 31, 2021 compared to $30.3 million of net cash used in financing activities over the same period in 2020, resulting in an increase in cash flows of $3.8 million. The increase in net cash provided by financing activities resulted primarily from the following:
•Increased cash flows of $30.0 million from the absence of repayments of long-term debt;
•Increased cash flows of $1.8 million as a result of changes in cash overdrafts in 2021;
•Cash dividends of $7.5 million paid during the three months ended March 31, 2021, compared to $6.5 million for the three months ended March 31, 2020;
•Decreased cash flows from short-term borrowing of $28.2 million under our line of credit arrangements; and
•Increased cash flows of $1.9 million as a result of issuing shares of our common stock under the DRIP program.
Off-Balance Sheet Arrangements
The Board of Directors has authorized us to issue corporate guarantees securing obligations of our subsidiaries and to obtain letters of credit securing our subsidiaries' obligations. The maximum authorized liability under such guarantees and letters of credit as of March 31, 2021 was $20.0 million. The aggregate amount guaranteed at March 31, 2021 was $8.3 million, with the guarantees expiring on various dates through March 30, 2022.
As of March 31, 2021, we have issued letters of credit totaling approximately $4.8 million related to the electric transmission services for FPU's electric division, the firm transportation service agreement between TETLP and our Delaware and Maryland divisions, to our current and previous primary insurance carriers. These letters of credit have various expiration dates through October 5, 2021. We have not drawn upon these letters of credit as of March 31, 2021 and do not anticipate that the counterparties will draw upon these letters of credit. We expect that they will be renewed to the extent necessary in the future. Additional information is presented in Note 7, Other Commitments and Contingencies, in the condensed consolidated financial statements.

Contractual Obligations
There has been no material change in the contractual obligations presented in our 2020 Annual Report on Form 10-K, except for commodity purchase obligations entered into in the ordinary course of our business. The following table summarizes commodity purchase contract obligations at March 31, 2021:

	Payments Due by Period
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
(in thousands)
Purchase obligations - Commodity (1)	$23,190	$16,546	$—	$—	$39,736
Total	$23,190	$16,546	$—	$—	$39,736

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
Rates and Regulatory Matters
Our natural gas distribution operations in Delaware, Maryland and Florida and electric distribution operation in Florida are subject to regulation by the respective state PSC; Eastern Shore is subject to regulation by the FERC; and Peninsula Pipeline is subject to regulation by the Florida PSC. At March 31, 2021, we were involved in regulatory matters in each of the jurisdictions in which we operate. Our significant regulatory matters are fully described in Note 5, Rates and Other Regulatory Activities, to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
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

COMMODITY PRICE RISK

Regulated Energy Segment

We have entered into agreements with various wholesale suppliers to purchase natural gas and electricity for resale to our customers. Our regulated energy distribution businesses that sell natural gas or electricity to end-use customers have fuel cost recovery mechanisms authorized by the respective PSCs that allow us to recover all of the costs prudently incurred in purchasing natural gas and electricity for our customers. Therefore, our regulated energy distribution operations have limited commodity price risk exposure.

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

The following table reflects the changes in the fair market value of financial derivatives contracts related to propane purchases and sales from December 31, 2020 to March 31, 2021:

(in thousands)	Balance at December 31, 2020	Increase (Decrease) in Fair Market Value	Less Amounts Settled	Balance at March 31, 2021
Sharp	$3,182	$3,285	$(3,047)	$3,420
Total	$3,182	$3,285	$(3,047)	$3,420
There were no changes in methods of valuations during the three months ended March 31, 2021.

The following is a summary of fair market value of financial derivatives as of March 31, 2021, by method of valuation and by maturity for each fiscal year period.

(in thousands)	2021	2022	2023	2024	2025	Total Fair Value
Price based on Mont Belvieu - Sharp	$2,071	$1,279	$86	$(16)	$—	$3,420
Total	$2,071	$1,279	$86	$(16)	$—	$3,420

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and Chief Financial Officer of Chesapeake Utilities, with the participation of other Company officials, have evaluated our “disclosure controls and procedures” (as such term is defined under Rules 13a-15(e) and 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2021. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.
Changes in Internal Control over Financial Reporting
In response to the COVID-19 pandemic and the current social distancing restrictions that have been established in our service territories, we have implemented our pandemic response plan, which includes having office staff work remotely to promote social distancing in efforts to reduce the spread of COVID-19. During the quarter ended March 31, 2021, our pandemic response plan did not result in a change in the design or operations of our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the year ended December 31, 2020, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC in connection with evaluating Chesapeake Utilities, our business and the forward-looking statements contained in this Quarterly Report on Form 10-Q. Additional risks and uncertainties not known to us at present, or that we currently deem immaterial, also may affect Chesapeake Utilities. The occurrence of any of these known or unknown risks could have a material adverse impact on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
Period	Purchased	per Share	or Programs (2)	or Programs (2)
January 1, 2021 through January 31, 2021(1)	440	$103.54	—	—
February 1, 2021 through February 28, 2021	—	—	—	—
March 1, 2021 through March 31, 2021	—	—	—	—
Total	440	$103.54	—	—

(1) Chesapeake Utilities purchased shares of common stock on the open market for the purpose of reinvesting the dividend on shares held in the Rabbi Trust accounts for certain directors and senior executives under the Non-Qualified Deferred Compensation Plan. The Non-Qualified Deferred Compensation Plan is discussed in detail in Item 8 under the heading “Notes to the Consolidated Financial Statements—Note 9, Employee Benefit Plans,” in our latest Annual Report on Form 10-K for the year ended December 31, 2020. During the quarter ended March 31, 2021, 440 shares were purchased through the reinvestment of dividends on deferred stock units.
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
Date: May 4, 2021