Form 10-Q
period 2021-06-30
CHESAPEAKE UTILITIES CORP
filed 2021-08-04
CIK 19745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2021
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Common Stock, par value $0.4867 — 17,578,367 shares outstanding as of July 31, 2021.

GLOSSARY OF DEFINITIONS
Aspire Energy: Aspire Energy of Ohio, LLC, a wholly-owned subsidiary of Chesapeake Utilities
Aspire Energy Express: Aspire Energy Express, LLC, a wholly-owned subsidiary of Chesapeake Utilities
ASU: Accounting Standards Update issued by the FASB
ATM: At-the-market
CDC: U.S. Centers for Disease Control and Prevention
CDD: Cooling Degree-Day
CFG: Central Florida Gas Company
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

Elkton Gas: Elkton Gas Company, a wholly-owned subsidiary of Chesapeake Utilities

Escambia Gate Station: A natural gas metering station owned by Peninsula Pipeline Company located in Escambia County
Florida

ESG: Environmental, Social and Governance

FASB: Financial Accounting Standards Board
FERC: Federal Energy Regulatory Commission
FGT: Florida Gas Transmission Company
Florida OPC: The Office of Public Counsel, an agency established by the Florida legislature who advocates on behalf of Florida's Utility consumers prior to actions or rule changes
FPU: Florida Public Utilities Company, a wholly-owned subsidiary of Chesapeake Utilities
GAAP: Generally Accepted Accounting Principles
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
Western Natural Gas: Western Natural Gas Company

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
(in thousands, except shares and per share data)
Operating Revenues
Regulated Energy	$80,910	$73,518	$202,107	$176,473
Unregulated Energy and other	30,172	23,533	100,161	73,268
Total Operating Revenues	111,082	97,051	302,268	249,741
Operating Expenses
Regulated Energy cost of sales	14,447	16,387	57,491	51,219
Unregulated Energy and other cost of sales	12,254	6,575	43,506	24,611
Operations	36,371	34,605	75,810	70,557
Maintenance	4,259	4,143	8,300	7,979
Gain from settlement	—	(130)	—	(130)
Depreciation and amortization	15,298	12,247	30,662	24,500
Other taxes	5,875	5,247	12,324	10,894
Total Operating Expenses	88,504	79,074	228,093	189,630
Operating Income	22,578	17,977	74,175	60,111
Other income (expense), net	1,456	(279)	1,841	3,039
Interest charges	5,054	5,054	10,159	10,868
Income from Continuing Operations Before Income Taxes	18,980	12,644	65,857	52,282
Income Taxes on Continuing Operations	5,165	1,983	17,570	12,580
Income from Continuing Operations	13,815	10,661	48,287	39,702
Income (Loss) from Discontinued Operations, Net of Tax	(2)	295	(8)	184
Net Income	$13,813	$10,956	$48,279	$39,886
Weighted Average Common Shares Outstanding:
Basic	17,546,346	16,448,490	17,516,273	16,431,724
Diluted	17,616,496	16,503,603	17,585,006	16,487,807
Basic Earnings Per Share of Common Stock:
Earnings from Continuing Operations	$0.79	$0.65	$2.76	$2.42
Earnings from Discontinued Operations	—	0.02	—	0.01
Basic Earnings Per Share of Common Stock	$0.79	$0.67	$2.76	$2.43

Diluted Earnings Per Share of Common Stock:
Earnings from Continuing Operations	$0.78	$0.64	$2.75	$2.41
Earnings from Discontinued Operations	—	0.02	—	0.01
Diluted Earnings Per Share of Common Stock	$0.78	$0.66	$2.75	$2.42
The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
(in thousands)
Net Income	$13,813	$10,956	$48,279	$39,886
Other Comprehensive Income (Loss), net of tax:
Employee Benefits, net of tax:
Amortization of prior service cost, net of tax of $(5), $(5), $(10) and $(10), respectively	(14)	(14)	(28)	(28)
Net gain, net of tax of $28, $28, $53 and $55, respectively	78	80	156	160
Cash Flow Hedges, net of tax:
Unrealized gain on commodity contract cash flow hedges, net of tax of $1,193, $651, $1,257 and $653, respectively	3,126	1,703	3,291	1,710
Unrealized gain/(loss) on interest rate swap cash flow hedges, net of tax of $2, $(14), $1 and $(14), respectively	6	(37)	4	(37)
Total Other Comprehensive Income, net of tax	3,196	1,732	3,423	1,805
Comprehensive Income	$17,009	$12,688	$51,702	$41,691
The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

Assets	June 30, 2021	December 31, 2020
(in thousands, except shares and per share data)
Property, Plant and Equipment
Regulated Energy	$1,643,904	$1,577,576
Unregulated Energy	309,139	300,647
Other businesses and eliminations	34,767	30,769
Total property, plant and equipment	1,987,810	1,908,992
Less: Accumulated depreciation and amortization	(393,111)	(368,743)
Plus: Construction work in progress	78,187	60,929
Net property, plant and equipment	1,672,886	1,601,178
Current Assets
Cash and cash equivalents	5,011	3,499
Trade and other receivables	45,206	61,675
Less: Allowance for credit losses	(3,895)	(4,785)
Trade and other receivables, net	41,311	56,890
Accrued revenue	13,370	21,527
Propane inventory, at average cost	6,076	5,906
Other inventory, at average cost	6,524	5,539
Regulatory assets	9,429	10,786
Storage gas prepayments	2,385	2,455
Income taxes receivable	8,371	12,885
Prepaid expenses	9,497	13,239
Derivative assets, at fair value	8,056	3,269
Other current assets	523	436
Total current assets	110,553	136,431
Deferred Charges and Other Assets
Goodwill	38,803	38,731
Other intangible assets, net	7,625	8,292
Investments, at fair value	11,745	10,776
Operating lease right-of-use assets	10,020	11,194
Regulatory assets	109,244	113,806
Receivables and other deferred charges	11,464	12,079
Total deferred charges and other assets	188,901	194,878
Total Assets	$1,972,340	$1,932,487

The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

Capitalization and Liabilities	June 30, 2021	December 31, 2020
(in thousands, except shares and per share data)
Capitalization
Stockholders’ equity
Preferred stock, par value $0.01 per share (authorized 2,000,000 shares), no shares issued and outstanding	$—	$—
Common stock, par value $0.4867 per share (authorized 50,000,000 shares)	8,550	8,499
Additional paid-in capital	357,520	348,482
Retained earnings	374,936	342,969
Accumulated other comprehensive income (loss)	558	(2,865)
Deferred compensation obligation	7,203	5,679
Treasury stock	(7,203)	(5,679)
Total stockholders’ equity	741,564	697,085
Long-term debt, net of current maturities	498,450	508,499
Total capitalization	1,240,014	1,205,584
Current Liabilities
Current portion of long-term debt	13,600	13,600
Short-term borrowing	169,294	175,644
Accounts payable	49,408	60,253
Customer deposits and refunds	33,983	33,302
Accrued interest	2,697	2,905
Dividends payable	8,433	7,683
Accrued compensation	10,767	13,994
Regulatory liabilities	13,911	6,284
Derivative liabilities, at fair value	351	127
Other accrued liabilities	19,812	15,240
Total current liabilities	322,256	329,032
Deferred Credits and Other Liabilities
Deferred income taxes	219,490	205,388
Regulatory liabilities	143,681	142,736
Environmental liabilities	3,904	4,299
Other pension and benefit costs	29,463	30,673
Operating lease - liabilities	8,719	9,872
Deferred investment tax credits and other liabilities	4,813	4,903
Total deferred credits and other liabilities	410,070	397,871
Environmental and other commitments and contingencies (Notes 6 and 7)
Total Capitalization and Liabilities	$1,972,340	$1,932,487
The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2021	2020
(in thousands)
Operating Activities
Net income	$48,279	$39,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,662	24,500
Depreciation and accretion included in other costs	5,061	4,807
Deferred income taxes	12,810	12,232
Gain on sale of discontinued operations	—	(200)
Realized gain on commodity contracts and sale of assets	(5,342)	(3,496)
Unrealized (gain) loss on investments/commodity contracts	(988)	130
Employee benefits and compensation	(346)	21
Share-based compensation	3,315	2,322
Changes in assets and liabilities:
Accounts receivable and accrued revenue	23,664	11,455
Propane inventory, storage gas and other inventory	(1,085)	4,140
Regulatory assets/liabilities, net	7,711	4,133
Prepaid expenses and other current assets	2,789	6,016
Accounts payable and other accrued liabilities	6,563	(1,604)
Income taxes (payable) receivable	4,514	(1,480)
Customer deposits and refunds	681	(232)
Accrued compensation	(3,397)	(7,086)
Other assets and liabilities, net	(675)	(3,866)
Net cash provided by operating activities	134,216	91,678
Investing Activities
Property, plant and equipment expenditures	(104,631)	(82,779)
Proceeds from sale of assets	497	4,273
Proceeds from the sale of discontinued operations	—	200
Environmental expenditures	(395)	(1,948)
Net cash used in investing activities	(104,529)	(80,254)
Financing Activities
Common stock dividends	(15,047)	(12,976)
Issuance of stock under the Dividend Reinvestment Plan, net of offering fees	4,799	359
Tax withholding payments related to net settled stock compensation	(1,478)	(977)
Change in cash overdrafts due to outstanding checks	(1,101)	(1,690)
Net advances (repayments) under line of credit agreements	(5,249)	40,578
Repayment of long-term debt, net of offering fees	—	(13)
Repayment of long-term debt	(10,099)	(40,100)
Net cash used in financing activities	(28,175)	(14,819)
Net Increase (Decrease) in Cash and Cash Equivalents	1,512	(3,395)
Cash and Cash Equivalents—Beginning of Period	3,499	6,985
Cash and Cash Equivalents—End of Period	$5,011	$3,590
The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock (1)
(in thousands, except shares and per share data)	Number of Shares(2)	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Deferred Compensation	Treasury Stock	Total
Balance at March 31, 2020	16,433,105	$7,998	$259,521	$322,804	$(6,194)	$5,468	$(5,468)	$584,129
Net income	—	—	—	10,956	—	—	—	10,956
Other comprehensive gain	—	—	—	—	1,732	—	—	1,732
Dividend declared ($0.440 per share)	—	—	—	(7,306)	—	—	—	(7,306)
Dividend reinvestment plan	21,833	11	1,921	—	—	—	—	1,932
Share-based compensation and tax benefit (3)(4)	8,870	4	1,830	—	—	—	—	1,834
Treasury stock activities	—	—	—	—	—	191	(191)	—
Balance at June 30, 2020	16,463,808	$8,013	$263,272	$326,454	$(4,462)	$5,659	$(5,659)	$593,277

Balance at December 31, 2019	16,403,776	$7,984	$259,253	$300,607	$(6,267)	$4,543	$(4,543)	$561,577
Net income	—	—	—	39,886	—	—	—	39,886
Other comprehensive income	—	—	—	—	1,805	—	—	1,805
Dividend declared ($0.845 per share)	—	—	—	(14,009)	—	—	—	(14,009)
Dividend reinvestment plan	25,576	13	2,273	—	—	—	—	2,286
Share-based compensation and tax benefit (3) (4)	34,456	16	1,746	—	—	—	—	1,762
Treasury stock activities	—	—	—	—	—	1,116	(1,116)	—
Cumulative effect of the adoption of ASU 2016-13	—	—	—	(30)	—	—	—	(30)
Balance at June 30, 2020	16,463,808	$8,013	$263,272	$326,454	$(4,462)	$5,659	$(5,659)	$593,277

Balance at March 31, 2021	17,521,493	$8,528	$350,875	$369,623	$(2,638)	$6,992	$(6,992)	$726,388
Net income	—	—	—	13,813	—	—	—	13,813
Other comprehensive income	—	—	—	—	3,196	—	—	3,196
Dividend declared ($0.480 per share)	—	—	—	(8,500)	—	—	—	(8,500)
Dividend reinvestment plan	39,605	19	4,602	—	—	—	—	4,621
Share-based compensation and tax benefit (3) (4)	6,830	3	2,043	—	—	—	—	2,046
Treasury stock activities	—	—	—	—	—	211	(211)	—
Balance at June 30, 2021	17,567,928	$8,550	$357,520	$374,936	$558	$7,203	$(7,203)	$741,564

Balance at December 31, 2020	17,461,841	8,499	348,482	342,969	(2,865)	5,679	(5,679)	$697,085
Net income	—	—	—	48,279	—	—	—	48,279
Other comprehensive income	—	—	—	—	3,423	—	—	3,423
Dividend declared ($0.920 per share)	—	—	—	(16,312)	—	—	—	(16,312)
Dividend reinvestment plan	60,116	29	6,806	—	—	—	—	6,835
Share-based compensation and tax benefit (3) (4)	45,971	22	2,232	—	—	—	—	2,254
Treasury stock activities	—	—	—	—	—	1,524	(1,524)	—
Balance at June 30, 2021	17,567,928	$8,550	$357,520	$374,936	$558	$7,203	$(7,203)	$741,564

(1)2,000,000 shares of preferred stock at $0.01 par value have been authorized. No shares have been issued or are outstanding; accordingly, no information has been included in the statements of stockholders’ equity.
(2)Includes 117,193, 105,087, 107,141, and 95,329 shares at June 30, 2021, December 31, 2020, June 30, 2020 and December 31, 2019, respectively, held in a Rabbi Trust related to our Non-Qualified Deferred Compensation Plan.
(3)Includes amounts for shares issued for directors’ compensation.
(4)The shares issued under the SICP are net of shares withheld for employee taxes. For the six months ended June 30, 2021 and 2020, we withheld 14,020 and 10,319 shares, respectively, for employee taxes.

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

Effects of COVID-19

In March 2020, the CDC declared a national emergency due to the rapidly growing outbreak of COVID-19. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These restrictions significantly impacted economic conditions in the United States in 2020 and continued into 2021. Chesapeake Utilities is considered an “essential business,” which has allowed us to continue operational activities and construction projects while adhering to the social distancing restrictions that were in place. At this time, restrictions continue to be lifted as vaccines have become more available in the United States. For example, the state of emergency in Florida was terminated in May 2021 followed by Delaware and Maryland in July 2021, resulting in reduced restrictions. Despite these positive state orders and in light of the continued emergence and growing prevalence of the new variants of COVID-19, we continue to operate under our pandemic response plan, monitor developments affecting employees, customers, suppliers, stockholders and take all precautions warranted to operate safely and to comply with the CDC, Occupational Safety and Health Administration, in order to protect our employees, customers and the communities. Refer to Note 5, Rates and Other Regulatory Activities, for further information on the regulated assets established as a result of the incremental expenses incurred associated with COVID-19.

FASB Statements and Other Authoritative Pronouncements

There are no new accounting pronouncements issued that are applicable to us.

2.    Calculation of Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
(in thousands, except shares and per share data)
Calculation of Basic Earnings Per Share:
Income from Continuing Operations	$13,815	$10,661	$48,287	$39,702
Income/(Loss) from Discontinued Operations	(2)	295	(8)	184
Net Income	$13,813	$10,956	$48,279	$39,886

Weighted average shares outstanding	17,546,346	16,448,490	17,516,273	16,431,724
Basic Earnings Per Share from Continuing Operations	$0.79	$0.65	$2.76	$2.42
Basic Earnings Per Share from Discontinued Operations	—	0.02	—	0.01
Basic Earnings Per Share	$0.79	$0.67	$2.76	$2.43

Calculation of Diluted Earnings Per Share:
Reconciliation of Denominator:
Weighted shares outstanding—Basic	17,546,346	16,448,490	17,516,273	16,431,724
Effect of dilutive securities—Share-based compensation	70,150	55,113	68,733	56,083
Adjusted denominator—Diluted	17,616,496	16,503,603	17,585,006	16,487,807
Diluted Earnings Per Share from Continuing Operations	$0.78	$0.64	$2.75	$2.41
Diluted Earnings Per Share from Discontinued Operations	—	0.02	—	0.01
Diluted Earnings Per Share	$0.78	$0.66	$2.75	$2.42

3.     Acquisitions

Escambia Meter Station Asset Purchase
In June 2021, Peninsula Pipeline purchased the Escambia Meter Station from Florida Power and Light for $7.5 million and entered into a Transportation Service Agreement with Gulf Power Company to provide up to 530,000 Dts/d of firm service from an interconnect with FGT to Florida Power & Light Company’s Crist Lateral pipeline which provide gas supply to a natural gas fired power plant owned by Florida Power & Light in Pensacola, Florida.
Acquisition of Western Natural Gas
In October 2020, Sharp acquired certain propane operating assets of Western Natural Gas, which provides propane distribution service throughout Jacksonville, Florida and the surrounding communities, for approximately $6.7 million, net of cash acquired. Additionally, the purchase price included $0.3 million of working capital. We recorded contingent consideration of $0.3 million related to the seller's adherence to various provisions contained in the purchase agreement through the first anniversary of the transaction closing. We accounted for this acquisition as a business combination within our Unregulated Energy segment beginning in the fourth quarter of 2020. There are multiple strategic benefits to this acquisition including it: (i) expanded our propane territory serviced in Florida and (ii) included an established customer base with additional opportunities for future growth.
In connection with this acquisition, we recorded $3.5 million in property plant and equipment, $1.4 million in intangible assets associated with customer relationships and non-compete agreements and $1.8 million in goodwill, all of which is deductible for income tax purposes. The amounts recorded in conjunction with the acquisition are preliminary, and subject to adjustment based on contractual provisions. The purchase price allocation will be finalized in the fourth quarter of 2021. For the three months ended June 30, 2021, Western Natural Gas generated operating revenue and income of $0.6 million and $0.1 million, respectively. For the six months ended June 30, 2021, Western Natural Gas generated operating revenue and income of $1.4 million and $0.3 million, respectively.
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
In connection with this acquisition,     we recorded $15.9 million in property, plant and equipment, $0.6 million in accounts receivable, $2.6 million in other liabilities, $2.6 million in regulatory liabilities and $4.3 million in goodwill, all of which is deductible for income tax purposes. All of the assets and liabilities are recorded in the Regulated Energy segment. The amounts recorded in conjunction with the acquisition are preliminary, and subject to adjustment based on contractual provisions. The purchase price allocation will be finalized in the third quarter of 2021. For the three months ended June 30, 2021, Elkton Gas generated operating revenue and income of $0.5 million and $0.3 million, respectively. For the six months ended June 30, 2021, Elkton Gas generated operating revenue and income of $3.1 million and $0.9 million, respectively.

4.     Revenue Recognition
We recognize revenue when our performance obligations under contracts with customers have been satisfied, which generally occurs when our businesses have delivered or transported natural gas, electricity or propane to customers. We exclude sales taxes and other similar taxes from the transaction price. Typically, our customers pay for the goods and/or services we provide in the month following the satisfaction of our performance obligation. The following table displays our revenue from continuing operations by major source based on product and service type for the three months ended June 30, 2021 and 2020:

	Three months ended June 30, 2021				Three months ended June 30, 2020
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Energy distribution
Delaware natural gas division	$10,068	$—	$—	$10,068	$11,758	$—	$—	$11,758
Florida natural gas division	8,446	—	—	8,446	7,231	—	—	7,231
FPU electric distribution	18,898	—	—	18,898	15,701	—	—	15,701
FPU natural gas distribution	23,159	—	—	23,159	19,498	—	—	19,498
Maryland natural gas division	3,224	—	—	3,224	3,979	—	—	3,979
Sandpiper natural gas/propane operations	3,814	—	—	3,814	2,858	—	—	2,858
Elkton Gas	1,195	—	—	1,195	—	—	—	—
Total energy distribution	68,804	—	—	68,804	61,025	—	—	61,025
Energy transmission
Aspire Energy	—	5,578	—	5,578	—	4,554	—	4,554
Aspire Energy Express	47	—	—	47	—	—	—	—
Eastern Shore	18,617	—	—	18,617	18,277	—	—	18,277
Peninsula Pipeline	6,610	—	—	6,610	5,361	—	—	5,361
Total energy transmission	25,274	5,578	—	30,852	23,638	4,554	—	28,192
Energy generation
Eight Flags	—	4,173	—	4,173	—	3,694	—	3,694
Propane operations
Propane delivery operations	—	23,098	—	23,098	—	17,260	—	17,260
Energy delivery services
Marlin Gas Services	—	1,989	—	1,989	—	2,248	—	2,248
Other and eliminations
Eliminations	(13,168)	(65)	(4,734)	(17,967)	(11,145)	(16)	(4,340)	(15,501)
Other	—	—	133	133	—	—	133	133
Total other and eliminations	(13,168)	(65)	(4,601)	(17,834)	(11,145)	(16)	(4,207)	(15,368)

Total operating revenues (1)	$80,910	$34,773	$(4,601)	$111,082	$73,518	$27,740	$(4,207)	$97,051
(1) Total operating revenues for the three months ended June 30, 2021, include other revenue (revenues from sources other than contracts with customers) of $0.1 million and $0.09 million for our Regulated and Unregulated Energy segments, respectively, and $0.1 million and $0.04 million for our Regulated and Unregulated Energy segments, respectively, for the three months ended June 30, 2020. The sources of other revenues include revenue from alternative revenue programs related to revenue normalization for the Maryland division and Sandpiper and late fees.

The following table displays our revenue from continuing operations by major source based on product and service type for the six months ended June 30, 2021 and 2020:

	Six months ended June 30, 2021				Six months ended June 30, 2020
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Energy distribution
Delaware natural gas division	$43,340	$—	$—	$43,340	$38,325	$—	$—	$38,325
Florida natural gas division	17,402	—	—	17,402	15,708	—	—	15,708
FPU electric distribution	37,449	—	—	37,449	29,920	—	—	29,920
FPU natural gas distribution	50,020	—	—	50,020	44,942	—	—	44,942
Maryland natural gas division	13,690	—	—	13,690	13,117	—	—	13,117
Sandpiper natural gas/propane operations	11,885	—	—	11,885	9,150	—	—	9,150
Elkton Gas	3,830	—	—	3,830	—	—	—	—
Total energy distribution	177,616	—	—	177,616	151,162	—	—	151,162
Energy transmission
Aspire Energy	—	18,484	—	18,484	—	14,335	—	14,335
Aspire Energy Express	93	—	—	93	—	—	—	—
Eastern Shore	38,589	—	—	38,589	37,556	—	—	37,556
Peninsula Pipeline	13,077	—	—	13,077	10,185	—	—	10,185
Total energy transmission	51,759	18,484	—	70,243	47,741	14,335	—	62,076
Energy generation
Eight Flags	—	8,502	—	8,502	—	8,017	—	8,017
Propane operations
Propane delivery operations	—	78,361	—	78,361	—	55,882	—	55,882
Energy delivery services
Marlin Gas Services	—	4,340	—	4,340	—	3,557	—	3,557
Other and eliminations
Eliminations	(27,268)	(156)	(9,635)	(37,059)	(22,430)	(39)	(8,749)	(31,218)
Other		—	265	265	—	—	265	265
Total other and eliminations	(27,268)	(156)	(9,370)	(36,794)	(22,430)	(39)	(8,484)	(30,953)

Total operating revenues (1)	$202,107	$109,531	$(9,370)	$302,268	$176,473	$81,752	$(8,484)	$249,741
(1) Total operating revenues for the six months ended June 30, 2021, include other revenue (revenues from sources other than contracts with customers) of $(0.2) million and $0.2 million for our Regulated and Unregulated Energy segments, respectively, and $0.8 million and $0.1 million for our Regulated and Unregulated Energy segments, respectively, for the six months ended June 30, 2020. The sources of other revenues include revenue from alternative revenue programs related to revenue normalization for the Maryland division and Sandpiper and late fees.

Contract balances
The timing of revenue recognition, customer billings and cash collections results in trade receivables, unbilled receivables (contract assets), and customer advances (contract liabilities) in our condensed consolidated balance sheets. The balances of our trade receivables, contract assets, and contract liabilities as of June 30, 2021 and December 31, 2020 were as follows:

	Trade Receivables	Contract Assets (Current)	Contract Assets (Non-current)	Contract Liabilities (Current)
(in thousands)
Balance at 12/31/2020	$55,600	$18	$4,816	$644
Balance at 6/30/2021	37,341	18	5,179	342
Increase (decrease)	$(18,259)	$—	$363	$(302)
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

At times, we receive advances or deposits from our customers before we satisfy our performance obligation, resulting in contract liabilities. Contract liabilities are included in other accrued liabilities in the condensed consolidated balance sheets and relate to non-refundable prepaid fixed fees for our Mid-Atlantic propane delivery operation's retail offerings. Our performance obligation is satisfied over the term of the respective retail offering plan on a ratable basis. For the three months ended June 30, 2021 and 2020, we recognized revenue of $0.2 million. For each of the six months ended June 30, 2021 and 2020, we recognized revenue of $0.6 million.

Remaining performance obligations
Our businesses have long-term fixed fee contracts with customers in which revenues are recognized when performance obligations are satisfied over the contract term. Revenue for these businesses for the remaining performance obligations, at June 30, 2021, are expected to be recognized as follows:

(in thousands)	2021	2022	2023	2024	2025	2026	2027 and thereafter
Eastern Shore and Peninsula Pipeline	$18,561	$31,914	$24,570	$22,402	$21,550	$20,494	$176,316
Natural gas distribution operations	3,005	6,501	6,039	5,807	5,266	5,062	33,448
FPU electric distribution	489	652	652	652	275	275	550
Total revenue contracts with remaining performance obligations	$22,055	$39,067	$31,261	$28,861	$27,091	$25,831	$210,314

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

Delaware

There were no material regulatory activities in the second quarter of 2021.

Maryland

Strategic Infrastructure Development and Enhancement (“STRIDE”) plan: In March 2021, Elkton Gas filed a strategic infrastructure development and enhancement plan with the Maryland PSC. The STRIDE plan proposes to increase the speed of Elkton Gas' Aldyl-A pipeline replacement program and to recover the costs of the plan in the form of fixed charge rider through a proposed five-year surcharge. Under Elkton Gas’ proposed STRIDE plan, the Aldyl-A pipelines would be replaced by 2023. In June 2021, we reached a settlement with the Maryland PSC Staff and the Maryland Office of the Peoples Counsel. The settlement agreement is currently being reviewed by a Maryland Public Utilities Law Judge, who must issue a final recommendation to the Commission. A final order is expected in August 2021.

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

West Palm Beach Expansion Project: In June 2019, Peninsula Pipeline filed with the Florida PSC for approval of its Transportation Service Agreement with FPU. Peninsula Pipeline will construct several new interconnection points and pipeline expansions in Palm Beach County, Florida, which will enable FPU to serve an industrial research park and several new residential developments. Peninsula Pipeline will provide transportation service to FPU, increasing reliability, system pressure as well as introducing diversity in fuel source for natural gas to serve the increased demand in these areas. The petition was approved by the Florida PSC at the August 6, 2019 Agenda. Interim services began in the fourth quarter of 2019. We expect to complete the remainder of the project in phases through the fourth quarter of 2021.

Winter Haven Expansion Project: In May 2021, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with CFG for an incremental 6,800 Dts/d of firm service in the Winter Haven, Florida area. As part of this agreement, Peninsula Pipeline will construct a new interconnect with FGT and a new regulator station for CFG. CFG will use the additional firm service to support new incremental load due to growth in the area, including providing service to a new can manufacturing facility, as well as provide reliability and operational benefits to CFG’s existing distribution system in the area. In connection with Peninsula Pipeline’s new regulator station, CFG is also extending its distribution system to connect to the new station.

Escambia Meter Station: In June 2021, Peninsula Pipeline purchased the Escambia Meter Station from Florida Power and Light and entered into a Transportation Service Agreement with Gulf Power Company to provide up to 530,000 Dts/d of firm service from an interconnect with FGT to Florida Power & Light Company’s Crist Lateral pipeline, which provides gas supply to their natural gas fired power plant owned by Florida Power & Light in Pensacola,

Florida. As required by Peninsula Pipeline’s tariff and Florida Statutes, Peninsula Pipeline filed the required company and customer affidavits with the Florida PSC in June 2021.

Beachside Pipeline Extension: In June 2021, Peninsula Pipeline and Florida City Gas entered into a Transportation Service Agreement for an incremental 10,176 Dts/d of firm service in Indian River County, Florida, to support Florida City Gas’ growth along the Indian River's barrier island. As part of this agreement, Peninsula Pipeline will construct approximately 11.33 miles of pipeline from its existing pipeline in the Sebastian, Florida area, which will travel east under the Intercoastal Waterway ("ICW") and southward on the barrier island. As required by Peninsula Pipeline’s tariff and Florida Statutes, Peninsula Pipeline filed the required company and customer affidavits with the Florida PSC in June 2021.

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

Capital Cost Surcharge: In June 2021, Eastern Shore filed with the FERC a capital cost surcharge to recover capital costs associated with two mandated highway relocate projects that required the replacement of existing Eastern Shore facilities. The capital cost surcharge is an approved item in the settlement of Eastern Shore’s last rate case. In conjunction with the filing of this surcharge, pursuant to the settlement agreement, a true-up of the existing surcharge to reflect additional depreciation was included in this filing. The FERC issued an order approving the surcharge as filed on July 7, 2021. The combined revised surcharge will become effective July 15, 2021.

COVID-19 Impact

In March 2020, the CDC declared a national emergency due to the rapidly growing outbreak of COVID-19. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These restrictions significantly impacted economic conditions in the United States in 2020 and continued into 2021. Chesapeake Utilities is considered an “essential business,” which has allowed us to continue operational activities and construction projects with appropriate safety precautions and personal protective equipment, while being mindful of the social distancing restrictions that were in place.

In response to the COVID-19 pandemic and related restrictions, we experienced reduced consumption of energy largely in the commercial and industrial sectors, higher bad debt expenses and incremental expenses associated with COVID-19, including expenditures associated with personal protective equipment and premium pay for field personnel. The additional operating expenses we incurred support the ongoing delivery of our essential services during these unprecedented times.

At this time, restrictions continue to be lifted as vaccines have become more available in the United States. For example, the state of emergency in Florida was terminated in May followed by Delaware and Maryland in July, resulting in reduced restrictions. Despite these positive state orders and in light of the continued emergence and growing prevalence of new variants of COVID-19, we continue to operate under our pandemic response plan, monitor developments affecting employees, customers, suppliers, stockholders and take all precautions warranted to operate safely and to comply with the CDC, Occupational Safety and Health Administration, in order to protect our employees, customers and the communities.

In April 2020, the Maryland PSC issued an order that authorized utilities to establish a regulatory asset to record prudently incurred incremental costs related to COVID-19, beginning on March 16, 2020. The Maryland PSC found that the creation of a regulatory asset for COVID-19 related expenses will facilitate the recovery of those costs prudently incurred to serve customers during this period, and that the deferral of such costs is appropriate because the current catastrophic health emergency is outside the control of the utility and is a non-recurring event. The Maryland PSC is working on a plan that will provide funds to assist with the repayment of arrearages for customers in need and those impacted by COVID-19. Chesapeake Utilities – Maryland Division, Sandpiper Energy, and Elkton Gas will receive funds in the third quarter of 2021 to credit the accounts of those customers experiencing financial hardship in becoming current on their past due balances.

In May 2020, the Delaware PSC issued an order that authorized Delaware utilities to establish a regulatory asset to record COVID-19 related incremental costs incurred to ensure customers have essential utility services, for the period beginning on March 24, 2020 and ending 30 days after the state of emergency ends. The state of emergency was lifted July 12, 2021. The creation of the regulatory asset for COVID-19 related costs offers utilities the ability to seek recovery of those costs.

In October 2020, the Florida PSC approved a joint petition of our natural gas and electric distribution utilities in Florida to establish a regulatory asset to record incremental expenses incurred due to COVID-19. The regulatory asset will allow us to seek recovery of these costs in the next base rate proceedings. In November 2020, the Office of Public Counsel filed a protest to the order approving the establishment of this regulatory asset treatment, contending that the order should be a reversed or modified and to request a hearing on the protest. The Company’s Florida regulated business units reached a settlement with Office of Public Counsel in June 2021. The settlement allows the units to establish a regulatory asset in a total amount of $2.1 million as of June 30, 2021. This amount includes COVID-19 related incremental expenses for bad debt write-offs, personnel protective equipment, cleaning and business information services for remote work. Our Florida regulated business units will amortize the amount over two years and recover the regulatory asset through the Purchased Gas Adjustment and Swing Service mechanisms for the natural gas business units and through the Fuel Purchased Power Cost Recovery clause for the electric division. This settlement agreement was approved by the Florida PSC on July 8, 2021.

In the fourth quarter of 2020, we began recording regulatory assets based on the net incremental expense resulting from the COVID-19 pandemic for our natural gas distribution and electric business units as authorized by the Delaware, Maryland and Florida PSCs. As of June 30, 2021 our total COVID-19 regulatory asset balance was $1.6 million.

    Summary TCJA Table
Customer rates for our regulated businesses were adjusted as approved by the regulators, prior to 2020 with the exception of Elkton Gas, which implemented a one-time bill credit in May 2020. The following table summarizes the regulatory liabilities related to accumulated deferred taxes ("ADIT") associated with TCJA for our regulated businesses as of June 30, 2021 and December 31, 2020:

	Amount (in thousands)
Operation and Regulatory Jurisdiction	June 30, 2021	December 31, 2020	Status
Eastern Shore (FERC)	$34,190	$34,190	Will be addressed in Eastern Shore's next rate case filing.
Delaware Division (Delaware PSC)	$12,660	$12,728	PSC approved amortization of ADIT in January 2019.
Maryland Division (Maryland PSC)	$3,905	$3,970	PSC approved amortization of ADIT in May 2018.
Sandpiper Energy (Maryland PSC)	$3,684	$3,713	PSC approved amortization of ADIT in May 2018.
Chesapeake Florida Gas Division/Central Florida Gas (Florida PSC)	$8,108	$8,184	PSC issued order authorizing amortization and retention of net ADIT liability by the Company in February 2019.
FPU Natural Gas (excludes Fort Meade and Indiantown) (Florida PSC)	$19,149	$19,257	Same treatment on a net basis as Chesapeake Florida Gas Division (above).
FPU Fort Meade and Indiantown Divisions	$303	$309	Same treatment on a net basis as Chesapeake Florida Gas Division (above).
FPU Electric (Florida PSC)	$6,569	$6,694	In January 2019, PSC issued order approving amortization of ADIT through purchased power cost recovery, storm reserve and rates.
Elkton Gas (Maryland PSC)	$1,124	$1,124	PSC approved amortization of ADIT in March 2018.

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
As of June 30, 2021 and December 31, 2020, we had approximately $5.6 million and $5.9 million, respectively, in environmental liabilities related to FPU’s four MGP sites in Key West, Pensacola, Sanford and West Palm Beach. FPU has approval to recover, from insurance and through customer rates, up to $14.0 million of its environmental costs related to its MGP sites. As of June 30, 2021 and December 31, 2020, we had recovered approximately $12.6 million and $12.4 million, respectively, leaving approximately $1.4 million and $1.6 million, respectively, in regulatory assets for future recovery of environmental costs from FPU’s customers.
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
Remediation is ongoing for the MGPs in Winter Haven and Key West in Florida and in Seaford, Delaware and the remaining clean-up costs are estimated to be between $0.3 million to $0.9 million for these three sites. The

Environmental Protection Agency has approved a "site-wide ready for anticipated use" status for the Sanford, Florida MGP site, which is the final step before delisting a site. The remaining remediation expenses for the Sanford MGP site are immaterial.
The following is a summary of our remediation status and estimated costs to implement clean-up of our West Palm Beach Florida site:

Status	Estimated Clean-Up Costs
Remedial actions approved by the Florida Department of Environmental Protection have been implemented on the east parcel of the site. Similar remedial actions have been initiated on the site's west parcel, and construction of active remedial systems are expected be completed in 2022.	Between $3.3 million to $14.2 million, including costs associated with the relocation of FPU’s operations at this site, and any potential costs associated with future redevelopment of the properties.

7.     Other Commitments and Contingencies
Natural Gas and Electric
In March 2020, our Delmarva Peninsula natural gas distribution operations entered into asset management agreements with a third party to manage their natural gas transportation and storage capacity. The agreements were effective as of April 1, 2020 and expire in March 2023.
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
FPU’s electric supply contracts require FPU to maintain an acceptable standard of creditworthiness based on specific financial ratios. FPU’s agreement with Florida Power & Light Company requires FPU to meet or exceed a debt service coverage ratio of 1.25 times based on the results of the prior 12 months. If FPU fails to meet this ratio, it must provide an irrevocable letter of credit or pay all amounts outstanding under the agreement within five business days. FPU’s electric supply agreement with Gulf Power requires FPU to meet the following ratios based on the average of the prior six quarters: (a) funds from operations interest coverage ratio (minimum of two times), and (b) total debt to total capital (maximum of 65 percent). If FPU fails to meet the requirements, it has to provide the supplier a written explanation of actions taken, or proposed to be taken, to become compliant. Failure to comply with the ratios specified in the Gulf Power agreement could also result in FPU having to provide an irrevocable letter of credit. As of June 30, 2021, FPU was in compliance with all of the requirements of its fuel supply contracts.
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

Corporate Guarantees
The Board of Directors has authorized us to issue corporate guarantees securing obligations of our subsidiaries and to obtain letters of credit securing our subsidiaries' obligations. The maximum authorized liability under such guarantees and letters of credit as of June 30, 2021 was $20.0 million. The aggregate amount guaranteed at June 30, 2021 was approximately $8.0 million with the guarantees expiring on various dates through March 30, 2022.

As of June 30, 2021, we have issued letters of credit totaling approximately $4.8 million related to the electric transmission services for FPU's electric division, the firm transportation service agreement between TETLP and our Delaware and Maryland divisions and our current and previous primary insurance carriers. These letters of credit have various expiration dates through October 5, 2021. We have not drawn on these letters of credit as of June 30, 2021 and do not anticipate that the counterparties will draw upon these letters of credit. We expect that they will be renewed to the extent necessary in the future.

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

The remainder of our operations are presented as “Other businesses and eliminations,” which consists of unregulated subsidiaries that own real estate leased to Chesapeake Utilities, as well as certain corporate costs not allocated to other operations. The following table presents financial information about our reportable segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
(in thousands)
Operating Revenues, Unaffiliated Customers
Regulated Energy	$80,374	$73,044	$201,095	$175,512
Unregulated Energy	30,708	24,007	101,173	74,229
Total operating revenues, unaffiliated customers	$111,082	$97,051	$302,268	$249,741
Intersegment Revenues (1)
Regulated Energy	$536	$474	$1,012	$961
Unregulated Energy	4,065	3,733	8,358	7,523
Other businesses	133	133	265	265
Total intersegment revenues	$4,734	$4,340	$9,635	$8,749
Operating Income
Regulated Energy	$22,808	$18,006	$55,673	$45,894
Unregulated Energy	(445)	281	18,660	14,142
Other businesses and eliminations	215	(310)	(158)	75
Operating income	22,578	17,977	74,175	60,111
Other income (expense), net	1,456	(279)	1,841	3,039
Interest charges	5,054	5,054	10,159	10,868
Income from Continuing Operations before Income Taxes	18,980	12,644	65,857	52,282
Income Taxes on Continuing Operations	5,165	1,983	17,570	12,580
Income from Continuing Operations	13,815	10,661	48,287	39,702
Income (Loss) from Discontinued Operations, Net of Tax	(2)	295	(8)	184
Net Income	$13,813	$10,956	$48,279	$39,886
(1) All significant intersegment revenues are billed at market rates and have been eliminated from consolidated operating revenues.

(in thousands)	June 30, 2021	December 31, 2020
Identifiable Assets
Regulated Energy segment	$1,568,136	$1,547,619
Unregulated Energy segment	359,971	347,665
Other businesses and eliminations	44,233	37,203
Total identifiable assets	$1,972,340	$1,932,487

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
We maintain an effective shelf registration statement with the SEC for the issuance of shares under our DRIP. Depending on our capital needs and subject to market conditions, in addition to other possible debt and equity offerings, we may issue additional shares under the direct stock purchase component of the DRIP. In the third and fourth quarters of 2020, we issued 0.3 million shares at an average price per share of $86.12 and received net proceeds of $22.0 million under the DRIP. In the first six months of 2021, we issued less than 0.1 million shares at an average price per share of $113.51 and received net proceeds of $4.5 million under the DRIP.

We used the net proceeds from the ATM equity program and the DRIP, after deducting the commissions or other fees and related offering expenses payable by us, for general corporate purposes, including, but not limited to, financing of capital expenditures, repayment of short-term debt, financing acquisitions, investing in subsidiaries, and general working capital purposes.

Accumulated Other Comprehensive Gain (Loss)

Defined benefit pension and postretirement plan items, unrealized gains (losses) of our propane swap agreements designated as commodity contracts cash flow hedges, and the unrealized gains (losses) of our interest rate swap agreements designated as cash flow hedges are the components of our accumulated other comprehensive income (loss). The following tables present the changes in the balance of accumulated other comprehensive gain (loss) as of June 30, 2021 and 2020. All amounts in the following tables are presented net of tax.

	Defined Benefit	Commodity	Interest Rate
	Pension and	Contracts	Swap
	Postretirement	Cash Flow	Cash Flow
	Plan Items	Hedges	Hedges	Total
(in thousands)
As of December 31, 2020	$(5,146)	$2,309	$(28)	$(2,865)
Other comprehensive income before reclassifications	—	5,825	23	5,848
Amounts reclassified from accumulated other comprehensive income (loss)	128	(2,534)	(19)	(2,425)
Net current-period other comprehensive income	128	3,291	4	3,423
As of June 30, 2021	$(5,018)	$5,600	$(24)	$558

(in thousands)
As of December 31, 2019	$(4,933)	$(1,334)	$—	$(6,267)
Other comprehensive income/(loss) before reclassifications	—	2,770	(29)	$2,741
Amounts reclassified from accumulated other comprehensive income/(loss)	132	(1,060)	(8)	(936)
Net prior-period other comprehensive income/(loss)	132	1,710	(37)	1,805
As of June 30, 2020	$(4,801)	$376	$(37)	$(4,462)

The following table presents amounts reclassified out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020. Deferred gains or losses for our commodity contracts and interest rate swap cash flow hedges are recognized in earnings upon settlement.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
(in thousands)
Amortization of defined benefit pension and postretirement plan items:
Prior service credit (1)	$19	$19	$38	$38
Net loss(1)	(106)	(108)	(209)	(215)
Total before income taxes	(87)	(89)	(171)	(177)
Income tax benefit	23	23	43	45
Net of tax	$(64)	$(66)	$(128)	$(132)

Gains on commodity contracts cash flow hedges:
Propane swap agreements (2)	$455	$238	$3,502	$1,465
Income tax expense	(126)	(66)	(968)	(405)
Net of tax	$329	$172	$2,534	$1,060

Gains on interest rate swap cash flow hedges:
Interest rate swap agreements	$22	$11	$26	$11
Income tax expense	(6)	(3)	(7)	(3)
Net of tax	$16	$8	$19	$8

Total reclassifications for the period	$281	$114	$2,425	$936
(1) These amounts are included in the computation of net periodic costs (benefits). See Note 10, Employee Benefit Plans, for additional details.
(2) These amounts are included in the effects of gains and losses from derivative instruments. See Note 13, Derivative Instruments, for additional details.
Amortization of defined benefit pension and postretirement plan items are included in other expense, net gains and losses on propane swap agreements, natural gas swaps, and natural gas futures contracts are included in cost of sales, the realized gain or loss on interest rate swap agreements is recognized as a component of interest charges in the accompanying condensed consolidated statements of income. The income tax benefit is included in income tax expense in the accompanying condensed consolidated statements of income.

10.    Employee Benefit Plans
Net periodic benefit costs for our pension and post-retirement benefits plans for the three and six months ended June 30, 2021 and 2020 are set forth in the following tables:

	Chesapeake Pension Plan		FPU Pension Plan		Chesapeake SERP		Chesapeake Postretirement Plan		FPU Medical Plan
For the Three Months Ended June 30,	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
(in thousands)
Interest cost	$34	$46	$429	$518	$12	$16	$6	$8	$6	$10
Expected return on plan assets	(40)	(42)	(830)	(745)	—	—	—	—	—	—
Amortization of prior service credit	—	—	—	—	—	—	(19)	(19)	—	—
Amortization of net (gain) loss	60	65	155	135	7	5	10	12	(2)	—
Net periodic cost (benefit)	54	69	(246)	(92)	19	21	(3)	1	4	10
Amortization of pre-merger regulatory asset	—	—	—	—	—	—	—	—	—	2
Total periodic cost (benefit)	$54	$69	$(246)	$(92)	$19	$21	$(3)	$1	$4	$12

	Chesapeake Pension Plan		FPU Pension Plan		Chesapeake SERP		Chesapeake Postretirement Plan		FPU Medical Plan
For the Six Months Ended June 30,	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
(in thousands)
Interest cost	$68	$92	$858	$1,036	$24	$32	$12	$16	$12	$20
Expected return on plan assets	(80)	(84)	(1,660)	(1,490)	—	—	—	—	—	—
Amortization of prior service credit	—	—	—	—	—	—	(38)	(38)	—	—
Amortization of net (gain) loss	120	130	310	270	14	10	18	24	(4)	—
Net periodic cost (benefit)	108	138	(492)	(184)	38	42	(8)	2	8	20
Amortization of pre-merger regulatory asset	—	—	—	—	—	—	—	—	—	4
Total periodic cost (benefit)	$108	$138	$(492)	$(184)	$38	$42	$(8)	$2	$8	$24

We expect to record $0.7 million in pension and post-retirement benefits for 2021. The components of our net periodic costs have been recorded or reclassified to other expense, net in the condensed consolidated statements of income. Pursuant to a Florida PSC order, FPU continues to record, as a regulatory asset, a portion of the unrecognized postretirement benefit costs related to its regulated operations after the FPU merger. The portion of the unrecognized pension and postretirement benefit costs related to FPU’s unregulated operations and Chesapeake Utilities' operations is recorded to accumulated other comprehensive loss. In 2019, we executed a de-risking strategy for the Chesapeake Pension Plan. As a result of this strategy, we are planning to terminate the Chesapeake Pension Plan in the fourth quarter of 2021.
The following tables present the amounts included in the regulatory asset and accumulated other comprehensive loss that were recognized as components of net periodic benefit cost during the three and six months ended June 30, 2021 and 2020:

For the Three Months Ended June 30, 2021	Chesapeake Pension Plan	FPU Pension Plan	Chesapeake SERP	Chesapeake Postretirement Plan	FPU Medical Plan	Total
(in thousands)
Prior service credit	$—	$—	$—	$(19)	$—	$(19)
Net loss	60	155	7	10	(2)	230
Total recognized in net periodic benefit cost	60	155	7	(9)	(2)	211
Recognized from accumulated other comprehensive loss/(gain) (1)	60	29	7	(9)	—	87
Recognized from regulatory asset	—	126	—	—	(2)	124
Total	$60	$155	$7	$(9)	$(2)	$211

For the Three Months Ended June 30, 2020	Chesapeake Pension Plan	FPU Pension Plan	Chesapeake SERP	Chesapeake Postretirement Plan	FPU Medical Plan	Total
(in thousands)
Prior service credit	$—	$—	$—	$(19)	$—	$(19)
Net loss	65	135	5	12	—	217
Total recognized in net periodic benefit cost	65	135	5	(7)	—	198
Recognized from accumulated other comprehensive loss/(gain) (1)	65	26	5	(7)	—	89
Recognized from regulatory asset	—	109	—	—	—	109
Total	$65	$135	$5	$(7)	$—	$198

For the Six Months Ended June 30, 2021	Chesapeake Pension Plan	FPU Pension Plan	Chesapeake SERP	Chesapeake Postretirement Plan	FPU Medical Plan	Total
(in thousands)
Prior service credit	$—	$—	$—	$(38)	$—	$(38)
Net loss	120	310	14	18	(4)	458
Total recognized in net periodic benefit cost	120	310	14	(20)	(4)	420
Recognized from accumulated other comprehensive loss/(gain) (1)	120	58	14	(20)	(1)	171
Recognized from regulatory asset	—	252	—	—	(3)	249
Total	$120	$310	$14	$(20)	$(4)	$420

For the Six Months Ended June 30, 2020	Chesapeake Pension Plan	FPU Pension Plan	Chesapeake SERP	Chesapeake Postretirement Plan	FPU Medical Plan	Total
(in thousands)
Prior service credit	$—	$—	$—	$(38)	$—	$(38)
Net loss	130	270	10	24	—	434
Total recognized in net periodic benefit cost	130	270	10	(14)	—	396
Recognized from accumulated other comprehensive loss/(gain) (1)	130	52	10	(14)	—	178
Recognized from regulatory asset	—	218	—	—	—	218
Total	$130	$270	$10	$(14)	$—	$396

(1) See Note 9, Stockholders' Equity.
During the three and six months ended June 30, 2021, we contributed approximately $0.1 million to the Chesapeake Pension Plan and approximately $0.5 million to the FPU Pension Plan. We expect to contribute approximately $0.3 million and $2.1 million, respectively, to the Chesapeake Pension Plan and FPU Pension Plans during 2021, which represents the minimum annual contribution payments required.
The Chesapeake SERP, the Chesapeake Postretirement Plan and the FPU Medical Plan are unfunded and are expected to be paid out of our general funds. Cash benefits paid under the Chesapeake SERP for the three and six months ended June 30, 2021 were immaterial and $0.1 million, respectively. We expect to pay total cash benefits of approximately $0.2 million under the Chesapeake SERP in 2021. Cash benefits paid under the Chesapeake Postretirement Plan, primarily for medical claims for the three and six months ended June 30, 2021 were immaterial and $0.2 million, respectively. We estimate that approximately $0.2 million will be paid for such benefits under the Chesapeake Postretirement Plan in 2021. Cash benefits paid under the FPU Medical Plan, primarily for medical claims for the three and six months ended June 30, 2021, were immaterial. We estimate that approximately $0.1 million will be paid for such benefits under the FPU Medical Plan in 2021.

11.    Investments
The investment balances at June 30, 2021 and December 31, 2020, consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
Rabbi trust (associated with the Non-Qualified Deferred Compensation Plan)	$11,723	$10,755
Investments in equity securities	22	21
Total	$11,745	$10,776
We classify these investments as trading securities and report them at their fair value. For the three months ended June 30, 2021 and 2020, we recorded a net unrealized gain of approximately $0.6 million and $1.4 million, respectively, in other income, net in the condensed consolidated statements of income related to these investments. For the six months ended June 30, 2021 and 2020, we recorded a net unrealized gain of approximately $1.0 million and a net unrealized loss of approximately $0.1 million, respectively, in other expense, net in the condensed consolidated statements of income related to these investments. For the investment in the Rabbi Trust, we also have recorded an associated liability, which is included in other pension and benefit costs in the consolidated balance sheets and is adjusted each period for the gains and losses incurred by the investments in the Rabbi Trust.

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
The table below presents the amounts included in net income related to share-based compensation expense for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
(in thousands)
Awards to non-employee directors	$192	$181	$380	$357
Awards to key employees	1,247	1,085	2,935	1,965
Total compensation expense	1,439	1,266	3,315	2,322
Less: tax benefit	(384)	(331)	(885)	(607)
Share-based compensation amounts included in net income	$1,055	$935	$2,430	$1,715
    Non-employee Directors
Shares granted to non-employee directors are issued in advance of the directors’ service periods and are fully vested as of the grant date. We record a deferred expense equal to the fair value of the shares issued and amortize the expense equally over a service period of one year. In May 2021, after the most recent election of directors, each of our non-employee directors received an annual retainer of 683 shares of common stock under the SICP for service as a director through the 2022 Annual Meeting of Stockholders; accordingly, 6,830 shares, with a weighted average fair value of $117.11 per share, were issued and vested in 2021. At June 30, 2021, there was approximately $0.7 million of unrecognized compensation expense related to shares granted to non-employee directors. This expense will be recognized over the remaining service period ending in May of 2022.
Key Employees
The table below presents the summary of the stock activity for awards to key employees for the six months ended June 30, 2021:

	Number of Shares	Weighted Average Fair Value
Outstanding—December 31, 2020	186,878	$87.06
Granted	66,612	$102.73
Vested	(53,147)	$76.31
Expired	(852)	$74.85
Forfeited	(5,384)	$93.39
Outstanding—June 30, 2021	194,107	$94.61
In February 2021, we granted awards of 66,612 shares of common stock to key employees under the SICP. The shares granted are multi-year awards that will vest at the end of the three-year service period ending December 31, 2023. All of these stock awards are earned based upon the successful achievement of long-term financial results, which comprise market-based and performance-based conditions or targets. The fair value of each performance-based condition or target is equal to the market price of our common stock on the grant date of each award. For the market-based conditions, we used the Monte Carlo valuation to estimate the fair value of each market-based award granted.
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

At June 30, 2021, the aggregate intrinsic value of the SICP awards granted to key employees was approximately $23.4 million. At June 30, 2021, there was approximately $6.1 million of unrecognized compensation cost related to these awards, which will be recognized as expense for the remainder of 2021 through 2023.
Stock Options
There were no stock options outstanding or issued during the six months ended June 30, 2021 and 2020.

13.    Derivative Instruments

We use derivative and non-derivative contracts to manage risks related to obtaining adequate supplies and the price fluctuations of natural gas, electricity and propane and to mitigate interest rate risk. Our natural gas, electric and propane distribution operations have entered into agreements with suppliers to purchase natural gas, electricity and propane for resale to our customers. Our natural gas gathering and transmission company has entered into contracts with producers to secure natural gas to meet its obligations. Purchases under these contracts typically either do not meet the definition of derivatives or are considered “normal purchases and normal sales” and are accounted for on an accrual basis. Our propane distribution operations may also enter into fair value hedges of their inventory or cash flow hedges of their future purchase commitments in order to mitigate the impact of wholesale price fluctuations. We have also entered into interest rate swap agreements to mitigate risk associated with changes in short-term borrowing rates. As of June 30, 2021, our natural gas and electric distribution operations did not have any outstanding derivative contracts.

Volume of Derivative Activity

As of June 30, 2021, the volume of our commodity derivative contracts were as follows:

Business unit	Commodity	Contract Type	Quantity hedged (in millions)	Designation	Longest Expiration date of hedge
Sharp	Propane (gallons)	Purchases	23.3	Cash flows hedges	June 2024
Sharp	Propane (gallons)	Sales	5.0	Cash flows hedges	March 2022

Sharp entered into futures and swap agreements to mitigate the risk of fluctuations in wholesale propane index prices associated with the propane volumes that are expected to be purchased and/or sold during the heating season. Under the futures and swap agreements, Sharp will receive the difference between (i) the index prices (Mont Belvieu prices in

June 2021 through June 2024) and (ii) the per gallon propane swap prices, to the extent the index prices exceed the contracted prices. If the index prices are lower than the swap prices, Sharp will pay the difference. We designated and accounted for the propane swaps as cash flows hedges. The change in the fair value of the swap agreements is recorded as unrealized gain (loss) in other comprehensive income (loss) and later recognized in the statement of income in the same period and in the same line item as the hedged transaction. We expect to reclassify approximately $5.4 million from accumulated other comprehensive income to earnings during the next 12-month period ended June 30, 2022.

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

We designated and accounted for interest rate swaps as cash flows hedges. Accordingly, unrealized gains and losses associated with the interest rate swaps are recorded as a component of accumulated other comprehensive income (loss). When the interest rate swaps settle, the realized gain or loss will be recorded in the income statement and recognized as a component of interest charges. We expect to reclassify less than $0.1 million from accumulated other comprehensive (loss) to earnings during the next 12-month period ended June 30, 2022.

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

(in thousands)	Balance Sheet Location	June 30, 2021	December 31, 2020
Sharp	Other Current Liabilities	$4,808	$1,505

Financial Statements Presentation

The following tables present information about the fair value and related gains and losses of our derivative contracts. We did not have any derivative contracts with a credit-risk-related contingency.

The fair values of the derivative contracts recorded in the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, are as follows:

	Derivative Assets
		Fair Value As Of
(in thousands)	Balance Sheet Location	June 30, 2021	December 31, 2020
Derivatives designated as fair value hedges
Propane put options	Derivative assets, at fair value	$—	$14
Derivatives designated as cash flow hedges
Propane swap agreements	Derivative assets, at fair value	8,056	3,255
Total asset derivatives		$8,056	$3,269

	Derivative Liabilities
		Fair Value As Of
(in thousands)	Balance Sheet Location	June 30, 2021	December 31, 2020
Derivatives designated as fair value hedges
Propane put options	Derivative liabilities, at fair value	$—	$23
Derivatives designated as cash flow hedges
Propane swap agreements	Derivative liabilities, at fair value	317	64
Interest rate swap agreements	Derivative liabilities, at fair value	34	40
Total liability derivatives		$351	$127

The effects of gains and losses from derivative instruments on the condensed consolidated financial statements are as follows:

		Amount of Gain (Loss) on Derivatives:
	Location of Gain	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	(Loss) on Derivatives	2021	2020	2021	2020
Derivatives designated as fair value hedges
Propane put options	Cost of sales	$—	$—	$(24)	$—
Derivatives designated as cash flow hedges
Propane swap agreements	Cost of sales	455	238	3,502	1,465
Propane swap agreements	Other comprehensive income	4,319	2,354	4,548	2,363
Interest rate swap agreements	Interest expense	22	11	26	11
Interest rate swap agreements	Other comprehensive income (loss)	8	(51)	5	(51)
Total		$4,804	$2,552	$8,057	$3,788

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

Financial Assets and Liabilities Measured at Fair Value
The following tables summarize our financial assets and liabilities that are measured at fair value on a recurring basis and the fair value measurements, by level, within the fair value hierarchy as of June 30, 2021 and December 31, 2020:

		Fair Value Measurements Using:
As of June 30, 2021	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Assets:
Investments—equity securities	$22	$22	$—	$—
Investments—guaranteed income fund	2,191	—	—	2,191
Investments—mutual funds and other	9,532	9,532	—	—
Total investments	11,745	9,554	—	2,191
Derivative assets	8,056	—	8,056	—
Total assets	$19,801	$9,554	$8,056	$2,191
Liabilities:
Derivative liabilities	$351	$—	$351	$—

		Fair Value Measurements Using:
As of December 31, 2020	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Assets:
Investments—equity securities	$21	$21	$—	$—
Investments—guaranteed income fund	2,156	—	—	2,156
Investments—mutual funds and other	8,599	8,599	—	—
Total investments	10,776	8,620	—	2,156
Derivative assets	3,269	—	3,269	—
Total assets	$14,045	$8,620	$3,269	$2,156
Liabilities:
Derivative liabilities	$127	$—	$127	$—
The following table sets forth the summary of the changes in the fair value of Level 3 investments for the six months ended June 30, 2021 and 2020:

	Six months ended June 30,
	2021	2020
(in thousands)
Beginning Balance	$2,156	$803
Purchases and adjustments	70	226
Transfers	—	1,345
Distribution	(51)	(50)
Investment income	16	10
Ending Balance	$2,191	$2,334

Investment income from the Level 3 investments is reflected in other expense, (net) in the condensed consolidated statements of income.
At June 30, 2021, there were no non-financial assets or liabilities required to be reported at fair value. We review our non-financial assets for impairment at least on an annual basis, as required.
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
At June 30, 2021, long-term debt, which includes current maturities but excludes debt issuance costs, had a carrying value of approximately $512.9 million, compared to the estimated fair value of $541.5 million. At December 31, 2020, long-term debt, which includes the current maturities but excludes debt issuance costs, had a carrying value of approximately $523.0 million, compared to a fair value of approximately $548.5 million. The fair value was calculated using a discounted cash flow methodology that incorporates a market interest rate based on published corporate borrowing rates for debt instruments with similar terms and average maturities, and with adjustments for duration, optionality, and risk profile. The valuation technique used to estimate the fair value of long-term debt would be considered a Level 3 measurement.

15.    Long-Term Debt
Our outstanding long-term debt is shown below:

	June 30,	December 31,
(in thousands)	2021	2020
Uncollateralized senior notes:
5.93% note, due October 31, 2023	$7,500	$9,000
5.68% note, due June 30, 2026	14,500	17,400
6.43% note, due May 2, 2028	4,900	5,600
3.73% note, due December 16, 2028	16,000	16,000
3.88% note, due May 15, 2029	40,000	45,000
3.25% note, due April 30, 2032	70,000	70,000
3.48% note, due May 31, 2038	50,000	50,000
3.58% note, due November 30, 2038	50,000	50,000
3.98% note, due August 20, 2039	100,000	100,000
2.98% note, due December 20, 2034	70,000	70,000
3.00% note, due July 15, 2035	50,000	50,000
2.96% note, due August 15, 2035	40,000	40,000
Less: debt issuance costs	(850)	(901)
Total long-term debt	512,050	522,099
Less: current maturities	(13,600)	(13,600)
Total long-term debt, net of current maturities	$498,450	$508,499

.
    Shelf Agreements
We have entered into Shelf Agreements with Prudential, MetLife and NYL, whom are under no obligation to purchase any unsecured debt. The following table summarizes our Shelf Agreements at June 30, 2021:

(in thousands)	Total Borrowing Capacity	Less: Amount of Debt Issued	Less: Unfunded Commitments	Remaining Borrowing Capacity
Shelf Agreement
Prudential Shelf Agreement (1)	$370,000	$(220,000)	$—	$150,000
MetLife Shelf Agreement (1)	150,000	—	—	150,000
NYL Shelf Agreement (1)	150,000	(140,000)	—	10,000
Total Shelf Agreements as of June 30, 2021	$670,000	$(360,000)	$—	$310,000
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

16.    Short-Term Borrowings
We are authorized by our Board of Directors to borrow up to $400.0 million of short-term debt, as required. At June 30, 2021 and December 31, 2020, we had $169.3 million and $175.6 million, respectively, of short-term borrowings outstanding at a weighted average interest rate of 1.11 percent and 1.28 percent. Included in the June 30, 2021 balance, is $100.0 million in short-term debt for which we have entered into interest rate swap agreements. In the fourth quarter of 2020, we entered into interest rate swaps with a notional amount of $60.0 million through December 2021 with pricing of 0.20 and 0.205 percent for the period associated with our outstanding borrowing under the Revolver. In February 2021, we entered into an additional interest rate swap with a notional amount of $40.0 million through December 2021 with pricing of 0.17 percent. Our short-term borrowing is based on the 30-day LIBOR rate. The interest rate swaps are cash settled monthly as the counter-party pays us the 30-day LIBOR rate less the fixed rate.

In September 2020, we entered into a $375.0 million syndicated Revolver with six participating lenders. As a result of entering into the Revolver, in September 2020, we terminated and paid all outstanding balances under the previously existing bilateral lines of credit and the previous revolving credit facility.

The availability of funds under the Revolver is subject to conditions specified in the credit agreement, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in the Revolver to maintain, at the end of each fiscal year, a funded indebtedness ratio of no greater than 65 percent. As of June 30, 2021, we are in compliance with this covenant.

The Revolver expires on September 29, 2021 and is available to provide funds for our short-term cash needs to meet seasonal working capital requirements and to temporarily fund portions of our capital expenditures. Borrowings under the Revolver are subject to a pricing grid, including the commitment fee and the interest rate charged. Our pricing is adjusted each quarter based upon total indebtedness to total capitalization ratio. As of June 30, 2021, the pricing under the Revolver included an unused commitment fee of 0.15 percent and an interest rate of 1.0 percent over LIBOR. Our available credit under the Revolver at June 30, 2021 was $200.9 million. As of June 30, 2021, we had issued $4.8 million in letters of credit to various counterparties under the syndicated Revolver. These letters of credit are not included in the outstanding short-term borrowings and we do not anticipate that they will be drawn upon by the counterparties. The letters of credit reduce the available borrowings under our syndicated Revolver.

17.    Leases

    We have entered into lease arrangements for office space, land, equipment, pipeline facilities and warehouses. These lease arrangements enable us to better conduct business operations in the regions in which we operate. Office space is leased to provide adequate workspace for our employees in several locations throughout the Mid-Atlantic, Mid-West and in Florida. We lease land at various locations throughout our service territories to enable us to inject natural gas into underground storage and distribution systems, for bulk storage capacity, for our propane operations and for storage of equipment used in repairs and maintenance of our infrastructure. We lease natural gas compressors to ensure timely and reliable transportation of natural gas to our customers. Additionally, we lease a pipeline to deliver natural gas to an industrial customer in Polk County, Florida. We also lease warehouses to store equipment and materials used in repairs and maintenance for our businesses.

Some of our leases are subject to annual changes in the Consumer Price Index (“CPI”). While lease liabilities are not re-measured as a result of changes to the CPI, changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. A 100-basis-point increase in CPI would not have resulted in material additional annual lease costs. Most of our leases include options to renew, with renewal terms that can extend the lease term from one to 25 years or more. The exercise of lease renewal options is at our sole discretion. The amounts disclosed in our consolidated balance sheet at June 30, 2021, pertaining to the right-of-use assets and lease liabilities, are measured based on our current expectations of exercising our available renewal options. Our existing leases are not subject to any restrictions or covenants that would preclude our ability to pay dividends, obtain financing or enter into additional leases. As of June 30, 2021, we have not entered into any leases, which have not yet commenced, that would entitle us to significant rights or create additional obligations. The following table presents information related to our total lease cost included in our consolidated statements of income:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
( in thousands)	Classification	2021	2020	2021	2020
Operating lease cost (1)	Operations expense	$515	$629	$1,038	$1,255
(1) Includes short-term leases and variable lease costs, which are immaterial.

The following table presents the balance and classifications of our right of use assets and lease liabilities included in our condensed consolidated balance sheet at June 30, 2021 and December 31, 2020:

(in thousands)	Balance sheet classification	June 30, 2021	December 31, 2020
Assets
Operating lease assets	Operating lease right-of-use assets	$10,020	$11,194
Liabilities
Current
Operating lease liabilities	Other accrued liabilities	$1,732	$1,747
Noncurrent
Operating lease liabilities	Operating lease - liabilities	8,719	9,872
Total lease liabilities		$10,451	$11,619

The following table presents our weighted-average remaining lease terms and weighted-average discount rates for our operating and financing leases at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Weighted-average remaining lease term (in years)
Operating leases	8.65	8.70
Weighted-average discount rate
Operating leases	3.8%	3.8%

The following table presents additional information related to cash paid for amounts included in the measurement of lease liabilities included in our condensed consolidated statements of cash flows as of June 30, 2021 and 2020:

	Six Months Ended
	June 30,
(in thousands)	2021	2020
Operating cash flows from operating leases	$936	$1,034

The following table presents the future undiscounted maturities of our operating and financing leases at June 30, 2021 and for each of the next five years and thereafter:

(in thousands)	Operating Leases (1)
Remainder of 2021	$1,060
2022	1,845
2023	1,762
2024	1,607
2025	1,387
2026	951
Thereafter	3,596
Total lease payments	$12,208
Less: Interest	1,757
Present value of lease liabilities	$10,451
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
•the availability to materials necessary to construct new capital projects;
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

Currently, our growth strategy is focused on the following platforms, including:
•Optimizing the earnings growth in our existing businesses, which includes organic growth, territory expansions, new pipeline expansions, and new products and services as well as increased opportunities for collaboration and efficiencies across the organization as a result of our ongoing business transformation.
•Growth of Marlin Gas Services’ CNG transport business and expansion into LNG and RNG transport services as well as methane capture.
•Identifying and undertaking additional strategic propane and complementary business acquisitions that provide a larger foundation in current markets and expand our brand and presence into new strategic growth markets.
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

Results of Operations for the Three and Six Months Ended June 30, 2021
Overview

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

In March 2020, the CDC declared a national emergency due to the rapidly growing outbreak of COVID-19. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These restrictions significantly impacted economic conditions in the United States in 2020 and continued into 2021. Chesapeake Utilities is considered an “essential business,” which has allowed us to continue operational activities and construction projects while adhering to the social distancing restrictions that were in place. At this time, restrictions continue to be lifted as vaccines have become more available in the United States. For example, the state of emergency in Florida was terminated in May 2021 followed by Delaware and Maryland in July 2021, resulting in reduced restrictions. Despite these positive state orders and in light of the continued emergence and growing prevalence of the new variants of COVID-19, we continue to operate under our pandemic response plan, monitor developments affecting employees, customers, suppliers, stockholders and take all precautions warranted to operate safely and to comply with the CDC and the Occupational Safety and Health Administration, in order to protect our employees, customers and the communities.

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

Environmental, Social and Governance Initiatives

ESG initiatives are embedded within Chesapeake Utilities culture and are an integral part of our strategy. ESG is at the core of our well-established culture and our informed business decisions. Over the years, we have reduced our greenhouse gas emissions, while responsibly growing our businesses. We have also helped to accelerate the reduction of emissions by many of our customers. Our combined efforts have enhanced the sustainability of our local communities. We look forward to publishing our inaugural Corporate Responsibility and Sustainability Report later this year. Below we have highlighted several of Chesapeake Utilities initiatives in each area of ESG:

Advancing Environmental Initiatives
Our three-part action plan continues to make progress. We are pursuing a three-part action plan that supports decarbonization and a lower carbon energy future. First, we are taking actions that will continue to reduce our greenhouse gas emissions. For example, we have largely completed our Florida GRIP, as we commonly refer to it, which replaces older portions of our natural gas distribution system. The remaining capital expenditures associated with this program will be invested through 2022. Our Elkton Gas subsidiary also recently reached a settlement agreement with the Maryland PSC to accelerate its Aldyl-A pipeline replacement program and to recover the costs of the plan in the form of a fixed charge rider through a proposed 5-year surcharge. Throughout our pipeline system, we have also implemented improved emission detection technology at our pipeline compressor stations.

The second component of our action plan is providing services and support to our customers who are reducing their greenhouse gas emissions. Our current Del-Mar Energy Pathway Project, which is expected to be complete by the end of the year, will bring natural gas to Somerset County, Maryland for the first time. As part of this project, our services will support the conversion by two significant industrial customers in Somerset County from less environmentally friendly fuel sources, including in one case, wood chips. Similarly, several of our commercial customers continue to convert their vehicle fleet to compressed natural gas or propane, further reducing their greenhouse gas emissions and positively impacting the environment.

We continue to see significant demand for new natural gas service in both our Delmarva and Florida territories, with our growth rates more than double the industry’s growth rates. In many of our local markets, natural gas is a cleaner fuel option than alternative energy sources. Natural gas is an important component of the country’s energy transition and we are committed to responsibly expanding the infrastructure in our growing service areas.

These same markets are also presenting RNG opportunities with ongoing projects to transform landfill, food, dairy and poultry waste into usable energy. The development of several RNG projects is the third component of our action plan. Our participation in these projects extends from transporting the RNG to market by pipeline or our Marlin Gas Services compressed natural gas trailers, to potential investments in biogas plants and, in some cases, the solar energy facilities to provide electricity to the plants and significantly improve the RNG carbon intensity score. To date, we’ve announced three projects that, if developed, will introduce RNG into two of our services territories for the first time. We are continuing to actively consider other renewable projects and the potential of increasing the number of RNG projects in our diversified energy portfolio. We are committed to remaining disciplined in our approach by pursuing projects that meet our return thresholds and strategic goals.

We also have several other initiatives underway, including plans to add additional small solar facilities along our system, and our participation in a pilot program to blend hydrogen into the natural gas distribution system that serves our Eight Flags combined heat and power plant. We are optimistic about this pilot program and believe that hydrogen will continue to gain in efficiency and become more price competitive over time.

To finance these projects, we are working with many of our key banking partners to establish sustainable debt financing capacity at attractive pricing.

Advancing Social Initiatives
Promoting equity, diversity and inclusion (“EDI”). Our success is the direct result of our employees and our strong culture that fully engages our team and promotes equity, diversity, inclusion, integrity, accountability and reliability. We believe that a combination of diverse team members and an inclusive culture contributes to the success of our Company and to enhanced societal advancement. Our eleven member Board of Directors includes, two female directors, an African American Director and a Director who is of Middle Eastern descent.

We established an EDI Council in 2020, complementing and broadening the work our Women in Energy group started years ago. The Council oversees our efforts to improve diversity in recruitment, employee development and advancement, cultural awareness and related policies. These efforts are expanded through the broad reach of our six Employee Resource Groups and other partnerships we have in the community. Employees have access to communications and on-demand learning sessions on an array of topics, including equity, diversity and inclusion, through our “EDI Wise” webinars. We have also expanded our supplier diversity program to gather information that will enable us to further expand, measure and report on the diversity of our suppliers and associated spend.

Safety at the center of Chesapeake Utilities culture and the way we do business. There is nothing more important than the safety of our team, our customers and our communities. The importance of safety is exhibited throughout our organization, with the direction and tone set by the Board of Directors and our President and Chief Executive Officer. Employees are required to attend monthly safety meetings and incorporate safety moments at operational and other meetings. The achievement of superior safety performance is both an important short and long-term strategic initiative in managing our operations. Our new state-of-the-art training center, named ‘Safety Town,’ provides employees hands-on training and simulated on-the-job field experiences, further developing our team and enhancing the reliability and integrity of our systems. Safety Town has also expanded our community outreach by offering safety training to many regional first responders. Our second Safety Town facility will be located in Florida and is in the final stages of planning.

Advancing Governance Initiatives
Commitment to sound governance practices. Consistent with our culture of teamwork, the broad responsibility of ESG stewardship is supported across our organization by the dedication and efforts of the Board and its Committees, as well as the entrepreneurship and dedication of our team. As stewards of long-term enterprise value, the Board is committed to overseeing the sustainability of the Company. The Board and Corporate Governance Committee annually reviews our corporate governance documents and practices to ensure that they provide the appropriate framework under which we operate. In recent years, we have received national recognition as the Governance Team of the Year, and also Best for Corporate Governance Among North American Utilities. To learn more about our corporate governance practices and transparency, stakeholder engagement, the experience and diversity of our Board members, and our Business Code of Ethics and Conduct, which highlights our commitment to the highest ethical standards and the importance of engaging in sustainable practices, please view our Proxy Statement filed with the Securities and Exchange Commission on March 22, 2021. Additionally, please view Chesapeake Utilities historical quarterly earnings conference calls for additional discussions on ESG and our sustainability practices.

Operational Highlights

Our income from continuing operations for the three months ended June 30, 2021 was $13.8 million, or $0.78 per share, compared to $10.7 million, or $0.64 per share, for the same quarter of 2020. Operating income for the three months ended June 30, 2021 increased by $4.6 million, or 25.6 percent, over the same period in 2020. Higher earnings for the second quarter of 2021 reflected continued pipeline expansion projects, margin generated from consumption returning to pre-pandemic levels, contributions from 2020 acquisitions, natural gas distribution growth and margin growth from increased investment in GRIP, and the timing of the impact of the Hurricane Michael regulatory proceeding settlement. The margin increases were partially offset by higher depreciation, amortization and property taxes related to recent capital investments and operating expenses associated primarily with growth initiatives and a return to pre-pandemic conditions, including payroll, benefits and other employee-related expenses and outside services costs. The operating expense increases were partially offset by $2.2 million of lower pandemic related costs and the regulatory deferral of COVID-19 expenses.

	Three Months Ended
	June 30,		Increase
	2021	2020	(decrease)
(in thousands except per share)
Gross Margin
Regulated Energy segment	$66,463	$57,131	$9,332
Unregulated Energy segment	17,952	17,032	920
Other businesses and eliminations	(34)	(73)	39
Total Gross Margin	$84,381	$74,090	$10,291

Operating Income
Regulated Energy segment	$22,808	$18,006	$4,802
Unregulated Energy segment	(445)	281	(726)
Other businesses and eliminations	215	(310)	525
Total Operating Income	22,578	17,977	4,601
Other income (expense), net	1,456	(279)	1,735
Interest charges	5,054	5,054	—
Income from Continuing Operations Before Income Taxes	18,980	12,644	6,336
Income Taxes on Continuing Operations	5,165	1,983	3,182
Income from Continuing operations	13,815	10,661	3,154
Income (Loss) from Discontinued Operations	(2)	295	(297)
Net Income	$13,813	$10,956	$2,857
Basic Earnings Per Share of Common Stock
Earnings from Continuing Operations	$0.79	$0.65	$0.14
Earnings from Discontinued Operations	—	0.02	(0.02)
Basic Earnings Per Share of Common Stock	$0.79	$0.67	$0.12
Diluted Earnings Per Share of Common Stock
Earnings from Continuing Operations	$0.78	$0.64	$0.14
Earnings from Discontinued Operations	—	0.02	(0.02)
Diluted Earnings Per Share of Common Stock	$0.78	$0.66	$0.12

Key variances in continuing operations, between the second quarter of 2021 and the second quarter of 2020, included:

(in thousands, except per share data)	Pre-tax Income	Net Income	Earnings Per Share
Second Quarter of 2020 Reported Results from Continuing Operations	$12,644	$10,661	$0.64

Adjusting for Unusual Items:
Gains from sales of assets	1,294	942	0.05
Regulatory deferral of COVID-19 expenses per PSCs orders	748	544	0.03
Absence of the favorable income tax impact associated with the CARES Act recorded in the second quarter of 2020	—	(1,669)	(0.10)
	2,042	(183)	(0.02)

Increased (Decreased) Gross Margins:
Hurricane Michael Settlement margin impact*	3,145	2,289	0.13
Eastern Shore and Peninsula Pipeline service expansions*	2,259	1,644	0.09
Increased customer consumption - primarily due to a return to pre-pandemic conditions	1,974	1,437	0.08
Margin contributions from Elkton Gas and Western Natural Gas*	1,135	826	0.05
Natural gas growth (excluding service expansions)	752	547	0.04
Aspire Energy improved margin including natural gas liquid processing	677	493	0.03
Florida GRIP*	572	416	0.02
	10,514	7,652	0.44

(Increased) Decreased Operating Expenses (Excluding Cost of Sales):
Facilities and maintenance costs and outside services associated with a return to pre-pandemic conditions	(2,268)	(1,651)	(0.09)
Hurricane Michael settlement agreement - depreciation and amortization impact	(1,774)	(1,291)	(0.07)
Depreciation, amortization and property tax costs due to new capital investments	(1,505)	(1,095)	(0.06)
Payroll, Benefits and other employee-related expenses	(1,320)	(961)	(0.05)
Operating expenses for Elkton Gas and Western Natural Gas acquisitions	(939)	(683)	(0.04)
Reduction in expenses associated with the COVID-19 pandemic	1,465	1,066	0.06
	(6,341)	(4,615)	(0.25)

Other income tax effects	—	214	0.01
Net other changes	121	86	—
Change in shares outstanding due to 2020 and 2021 equity offerings	—	—	(0.04)
	121	300	(0.03)
Second Quarter of 2021 Reported Results from Continuing Operations	$18,980	$13,815	$0.78
*See the Major Projects and Initiatives table.

Our income from continuing operations for the six months ended June 30, 2021 was $48.3 million, or $2.75 per share, compared to $39.7 million, or $2.41 per share, for the same period of 2020. Operating income for the six months ended June 30, 2021 increased by $14.1 million, or 23.4 percent, over the same period in 2020. Higher earnings for the first six months of 2021 reflected a return to more normal weather compared to 2020 that was warmer than normal. Our earnings also increased from expansion projects and acquisitions completed in 2020. Further contributing to the improved performance in the first six months of 2021 were organic growth, consumption returning to pre-pandemic levels, increased retail propane margins per gallon, and the timing of the impact of the Hurricane Michael regulatory proceeding settlement. The margin increases were partially offset by higher depreciation, amortization and property taxes related to recent capital investments and operating expenses associated primarily with growth initiatives, including payroll, benefits and other employee-related expenses and outside services costs. The operating expense increases were partially offset by $2.8 million of lower pandemic expenses and the regulatory deferral of COVID-19 expenses.

	Six Months Ended
	June 30,		Increase
	2021	2020	(decrease)
(in thousands except per share)
Gross Margin
Regulated Energy segment	$144,616	$125,254	$19,362
Unregulated Energy segment	56,728	48,814	7,914
Other businesses and eliminations	(73)	(157)	84
Total Gross Margin	$201,271	$173,911	$27,360

Operating Income
Regulated Energy segment	$55,673	$45,894	$9,779
Unregulated Energy segment	18,660	14,142	4,518
Other businesses and eliminations	(158)	75	(233)
Total Operating Income	74,175	60,111	14,064
Other income, net	1,841	3,039	(1,198)
Interest charges	10,159	10,868	(709)
Income from Continuing Operations Before Income Taxes	65,857	52,282	13,575
Income Taxes on Continuing Operations	17,570	12,580	4,990
Income from Continuing operations	48,287	39,702	8,585
Income (Loss) from Discontinued Operations	(8)	184	(192)
Net Income	$48,279	$39,886	$8,393
Basic Earnings Per Share of Common Stock
Earnings from Continuing Operations	$2.76	$2.42	$0.34
Earnings from Discontinued Operations	—	0.01	(0.01)
Basic Earnings Per Share of Common Stock	$2.76	$2.43	$0.33
Diluted Earnings Per Share of Common Stock
Earnings from Continuing Operations	$2.75	$2.41	$0.34
Earnings from Discontinued Operations	—	0.01	(0.01)
Diluted Earnings Per Share of Common Stock	$2.75	$2.42	$0.33

Key variances in continuing operations, between the six months ended June 30, 2021 and the six months ended June 30, 2020, included:

(in thousands, except per share data)	Pre-tax Income	Net Income	Earnings Per Share
Six Months Ended June 30, 2020 Reported Results from Continuing Operations	$52,282	$39,702	$2.41

Adjusting for Unusual Items:
Gains from sales of assets	(1,563)	(1,146)	(0.07)
Regulatory deferral of COVID-19 expenses per PSCs orders	944	692	0.04
Absence of the favorable income tax impact associated with the CARES Act recorded in the second quarter of 2020	—	(1,669)	(0.10)
	(619)	(2,123)	(0.13)
Increased (Decreased) Gross Margins:
Increased customer consumption - primarily weather related	5,936	4,352	0.25
Hurricane Michael Settlement margin impact *	5,720	4,194	0.24
Eastern Shore and Peninsula Pipeline service expansions*	5,239	3,841	0.22
Margin contributions from Elkton Gas and Western Natural Gas*	2,998	2,198	0.12
Increased customer consumption - primarily due to a return to pre-pandemic conditions	1,744	1,279	0.07
Natural gas growth (excluding service expansions)	1,691	1,240	0.07
Increased retail propane margins per gallon	1,137	834	0.05
Florida GRIP*	931	682	0.04
Aspire Energy improved margin including natural gas liquid processing	691	506	0.03
Sandpiper infrastructure rider associated with conversions	455	334	0.03
	26,542	19,460	1.12

(Increased) Decreased Operating Expenses (Excluding Cost of Sales):
Hurricane Michael settlement agreement - depreciation and amortization impact	(3,550)	(2,603)	(0.15)
Facilities and maintenance costs and outside services associated with a return to pre-pandemic conditions	(3,370)	(2,471)	(0.14)
Payroll, benefits and other employee-related expenses due to growth	(3,301)	(2,421)	(0.14)
Depreciation, amortization and property tax costs due to new capital investments	(3,215)	(2,357)	(0.13)
Operating expenses for Elkton Gas and Western Natural Gas acquisitions	(1,968)	(1,443)	(0.08)
Insurance expense (non-health) - both insured and self-insured	(513)	(376)	(0.02)
Reduction in expenses associated with the COVID-19 pandemic	1,893	1,388	0.08
	(14,024)	(10,283)	(0.58)

Interest charges (1)	765	561	0.03
Other income tax effects	—	302	0.02
Net other changes	911	668	0.03
Change in shares outstanding due to 2020 and 2021 equity offerings	—	—	(0.15)
	1,676	1,531	(0.07)
Six Months Ended June 30, 2021 Reported Results from Continuing Operations	$65,857	$48,287	$2.75
*See the Major Projects and Initiatives table.
(1) Interest charges include amortization of a regulatory liability of $0.6 million related to the Hurricane Michael regulatory proceeding settlement.

Summary of Key Factors
Recently Completed and Ongoing Major Projects and Initiatives
We constantly pursue and develop additional projects and initiatives to serve existing and new customers, and to further grow our businesses and earnings, with the intention to increase shareholder value. The following table includes the major projects/initiatives recently completed and currently underway. Major projects and initiatives that have generated consistent year-over-year margin contributions are removed from the table. In the future, we will add new projects and initiatives to this table once negotiations are substantially completed and the associated earnings can be estimated.

	Gross Margin for the Period
	Three Months Ended		Six Months Ended		Year Ended	Estimate for
	June 30,		June 30,		December 31,	Fiscal
in thousands	2021	2020	2021	2020	2020	2021	2022
Pipeline Expansions:
Western Palm Beach County, Florida Expansion (1)	$1,172	$967	$2,340	$1,968	$4,167	$4,811	$5,227
Del-Mar Energy Pathway (1) (2)	921	452	1,805	641	2,462	4,134	6,708
Callahan Intrastate Pipeline (2)	2,121	536	4,239	536	3,851	7,564	7,598
Guernsey Power Station	47	—	94	—	—	514	1,486
Winter Haven Expansion	—	—	—	—	—	—	426
Beachside Pipeline Expansion	—	—	—	—	—	—	—
Total Pipeline Expansions	4,261	1,955	8,478	3,145	10,480	17,023	21,445

CNG Transportation	1,708	2,107	3,785	3,454	7,231	7,900	8,500

RNG Transportation	—	—	—	—	—	150	1,000

Acquisitions:
Elkton Gas	746	—	2,058	—	1,344	3,992	4,113
Western Natural Gas	389	—	939	—	389	2,066	2,251
Escambia Meter Station	83	—	83	—	—	583	1,000
Total Acquisitions	1,218	—	3,080	—	1,733	6,641	7,364

Regulatory Initiatives:
Florida GRIP	4,181	3,609	8,236	7,305	15,178	16,848	17,882
Hurricane Michael Regulatory Proceeding	3,145	—	5,720	—	10,864	11,014	11,014
Capital Cost Surcharge Programs	120	128	257	261	523	1,186	1,985
Elkton STRIDE Plan	—	—	—	—	—	45	299
Total Regulatory Initiatives	7,446	3,737	14,213	7,566	26,565	29,093	31,180

Total	$14,633	$7,799	$29,556	$14,165	$46,009	$60,807	$69,489

(1) Includes gross margin generated from interim services.
(2) Includes gross margin from natural gas distribution services.

Detailed Discussion of Major Projects and Initiatives

Pipeline Expansions

West Palm Beach County, Florida Expansion
Peninsula Pipeline is constructing four transmission lines to bring additional natural gas to our distribution system in West Palm Beach, Florida. The first phase of this project was placed into service in December 2018 and generated incremental gross margin of $0.2 million and $0.4 million for the three and six months ended June 30, 2021, respectively, compared to 2020. We expect to complete the remainder of the project in phases through the fourth quarter of 2021, and estimate that the project will generate annual gross margin of $4.8 million in 2021 and $5.2 million annually thereafter.

Del-Mar Energy Pathway
In December 2019, the FERC issued an order approving the construction of the Del-Mar Energy Pathway project. Eastern Shore anticipates that this project will be fully in-service by the beginning of the fourth quarter of 2021. The new facilities will: (i) ensure an additional 14,300 Dekatherms per day ("Dts/d")/d of firm service to four customers, (ii) provide additional natural gas transmission pipeline infrastructure in eastern Sussex County, Delaware, and (iii) represent the first extension of Eastern Shore’s pipeline system into Somerset County, Maryland. Construction of the project began in January 2020, and interim services in advance of this project generated additional gross margin of $0.5 million and $1.2 million for the three and six months ended June 30, 2021, respectively. The estimated annual gross margin from this project including natural gas distribution service in Somerset County, Maryland, is approximately $4.1 million in 2021 and $6.7 million annually thereafter.

Callahan Intrastate Pipeline
Peninsula Pipeline completed the construction of a jointly owned intrastate transmission pipeline with Seacoast Gas Transmission in Nassau County, Florida in June 2020. The 26-mile pipeline serves growing demand for energy in both Nassau and Duval Counties. For the three and six months ended June 30, 2021, the project generated $1.6 million and $3.7 million, respectively, in additional gross margin, which includes margin from natural gas distribution service. The estimated annual gross margin from this project including natural gas distribution service is approximately $7.6 million in 2021 and beyond.

Guernsey Power Station
Guernsey Power Station and our affiliate, Aspire Energy Express, entered into a precedent firm transportation capacity agreement whereby Guernsey Power Station will construct a power generation facility and Aspire Energy Express will provide firm natural gas transportation service to this facility. Guernsey Power Station commenced construction of the project in October 2019. In the second quarter of 2021, Aspire Energy Express commenced construction of the gas transmission facilities to provide the firm transportation service to the power generation facility. For the six months ended June 30, 2021, we received approximately $0.1 million, related to the construction delay of the in-service date of the project. The project is expected to be in service in the fourth quarter of 2021, and produce gross margin of approximately $0.5 million in 2021 and $1.5 million in 2022 and beyond.

Winter Haven Expansion
In May 2021, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with CFG for an incremental 6,800 Dts/d of firm service in the Winter Haven, Florida area. As part of this agreement, Peninsula Pipeline will construct a new interconnect with FGT and a new regulator station for CFG. CFG will use the additional firm service to support new incremental load due to growth in the area, including providing service most immediately to a new can manufacturing facility, as well as provide reliability and operational benefits to CFG’s existing distribution system in the area. In connection with Peninsula Pipeline’s new regulator station, CFG is also extending its distribution system to connect to the new station. We expect this expansion to generate additional gross margin of $0.4 million beginning in 2022 and beyond.

Beachside Pipeline Expansion
In June 2021, Peninsula Pipeline and Florida City Gas entered into a Transportation Service Agreement for an incremental 10,176 Dts/d of firm service in Indian River County, Florida, to support Florida City Gas’ growth along the Indian River's barrier island. As part of this agreement, Peninsula Pipeline will construct approximately 11.3 miles of pipeline from its existing pipeline in the Sebastian, Florida, area east under the ICW and southward on the barrier island. We expect this expansion to generate additional annual gross margin of $2.5 million in 2023 and beyond.

CNG Transportation

Marlin Gas Services provides CNG temporary hold services, contracted pipeline integrity services, emergency services for damaged pipelines and specialized gas services for customers who have unique requirements. While margin was slightly down for the quarter by $0.4 million, on a year-to-date basis, Marlin Gas Services generated additional gross margin of $0.3 million. We estimate that Marlin Gas Services will generate annual gross margin of approximately $7.9 million in 2021 and $8.5 million in 2022, with the potential for additional growth in future years. Marlin Gas Services continues to actively expand the territories it serves, as well as leverage its patented technology to serve other markets, including pursuing liquefied natural gas transportation opportunities and RNG transportation opportunities from diverse supply sources to various pipeline interconnection points, as further outlined below.

RNG Transportation

Noble Road Landfill RNG Project
In September 2020, Fortistar and Rumpke Waste & Recycling announced commencement of construction of the Noble Road Landfill RNG Project in Shiloh, Ohio. The project includes the construction of a new state-of-the-art facility that will utilize advanced, patented technology to treat landfill gas by removing carbon dioxide and other components to purify the gas and produce pipeline quality RNG. Aspire Energy has begun constructing an approximately 17.5 mile pipeline to inject the RNG from this project to its system for distribution to end use customers. Once flowing, the RNG volume will represent nearly 10 percent of Aspire Energy’s gas gathering volumes.

Bioenergy DevCo
In June 2020, our Delmarva natural gas operations and Bioenergy DevCo (“BDC”), a developer of anaerobic digestion facilities that create renewable energy and healthy soil products from organic material, entered into an agreement related to a project to extract RNG from poultry production waste. BDC and our affiliates are collaborating on this project in addition to several other project sites where organic waste can be converted into a carbon-negative energy source.

Marlin Gas Services will transport the RNG created from the organic waste from the BDC facility to an Eastern Shore interconnection, where the sustainable fuel will be introduced into our transmission system and ultimately distributed to our natural gas customers.

CleanBay Project
In July 2020, our Delmarva natural gas operations and CleanBay Renewables Inc. ("CleanBay") announced a new partnership to bring RNG to our operations. As part of this partnership, we will transport the RNG produced at CleanBay's planned Westover, Maryland bio-refinery, to our natural gas infrastructure in the Delmarva Peninsula region. Eastern Shore and Marlin Gas Services, will transport the RNG from CleanBay to our Delmarva natural gas distribution system where it is ultimately delivered to the Delmarva natural gas distribution end use customers.

At the present time, we expect to generate $0.2 million in 2021 in incremental margin from these RNG transportation projects beginning in 2021. Timing of incremental margin from RNG transportation projects is dependent upon the construction schedules of each project. As we continue to finalize contract terms and complete the necessary permitting associated with each of these projects, additional information will be provided regarding incremental margin. In addition to these projects, the Company is continuing to pursue other RNG projects that provide opportunities for the Company across the entire value chain.

Acquisitions

Elkton Gas
In July 2020, we closed on the acquisition of Elkton Gas, which provides natural gas distribution service to approximately 7,000 residential and commercial customers within a franchised area of Cecil County, Maryland. The purchase price was approximately $15.6 million, which included $0.6 million of working capital. Elkton Gas’ territory is contiguous to our franchised service territory in Cecil County, Maryland. For the three and six months ended June 30, 2021 we generated $0.7 million and $2.1 million, respectively, in additional gross margin from Elkton Gas and estimate that this acquisition will generate gross margin of approximately $4.0 million in 2021 and $4.1 million thereafter.

Western Natural Gas
In October 2020, Sharp acquired certain propane operating assets of Western Natural Gas, which provides propane distribution service throughout Jacksonville, Florida and the surrounding communities, for approximately $6.7 million, net of cash acquired. The acquisition was accounted for as a business combination within our Unregulated Energy Segment in the fourth quarter of 2020. We generated $0.4 million and $0.9 million in additional gross margin for the three and six months ended June 30, 2021, respectively, from Western Natural Gas and we estimate that this acquisition will generate gross margin of approximately $2.1 million in 2021 and growing to $2.3 million in 2022, with additional opportunities for growth.

Escambia Meter Station
In June 2021, Peninsula Pipeline purchased the Escambia Meter Station from Florida Power and Light and entered into a Transportation Service Agreement with Gulf Power Company to provide up to 530,000 Dts/d of firm service from an interconnect with FGT to Florida Power & Light’s Crist Lateral pipeline. The Florida Power & Light Crist Lateral provides gas supply to their natural gas fired power plant owned by Florida Power & Light in Pensacola, Florida. We generated $0.1 million in additional gross margin in the second quarter of 2021 and we estimate that this acquisition will generate gross margin of approximately $0.6 million in 2021 and growing to $1.0 million in 2022.

Regulatory Initiatives

Florida GRIP
Florida GRIP is a natural gas pipe replacement program approved by the Florida PSC that allows automatic recovery, through rates, of costs associated with the replacement of mains and services. Since the program's inception in August 2012, we have invested $178.9 million of capital expenditures to replace 333 miles of qualifying distribution mains, including $13.0 million of new pipes during the first six months of 2021. We expect to generate annual gross margin of approximately $16.8 million in 2021, and $17.9 million in 2022.

Hurricane Michael
In October 2018, Hurricane Michael passed through FPU's electric distribution operation's service territory in Northwest Florida. The hurricane caused widespread and severe damage to FPU's infrastructure resulting in 100 percent of its customers in the Northwest Florida service territory losing electrical service.

In August 2019, FPU filed a limited proceeding requesting recovery of storm-related costs associated with Hurricane Michael (capital and expenses) through a change in base rates. In March 2020, we filed an update to our original filing to account for actual charges incurred through December 2019, revised the amortization period of the storm-related costs, and included costs related to Hurricane Dorian.

In September 2019, FPU filed a petition with the Florida PSC, for approval of its consolidated electric depreciation rates. The petition was joined to the Hurricane Michael docket. The approved rates, which were part of the settlement agreement in September 2020 that is described below, were retroactively applied effective January 1, 2020.

In September 2020, the Florida PSC approved a settlement agreement between FPU and the Office of the Public Counsel regarding final cost recovery and rates associated with Hurricane Michael. Previously, in late 2019, the Florida PSC approved an interim rate increase, subject to refund, effective January 1, 2020, associated with the restoration effort following Hurricane Michael. We fully reserved these interim rates, pending a final resolution and settlement of the limited proceeding. The settlement agreement allowed us to: (a) refund the over-collection of interim rates through the fuel clause; (b) record regulatory assets for storm costs in the amount of $45.8 million including interest which will be amortized over six years; (c) recover these storm costs through a surcharge for a total of $7.7 million annually; and (d) collect an annual increase in revenue of $3.3 million to recover capital costs associated with new plant investments and a regulatory asset for the cost of removal and undepreciated plant. The new base rates and storm surcharge were effective on November 1, 2020. The following table summarizes the impact of Hurricane Michael regulatory proceeding for the three and six months ended June 30, 2021:

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2021	June 30, 2021
Gross Margin	$3,145	$5,720
Depreciation	(305)	(608)
Amortization of regulatory assets	2,079	4,158
Operating income	1,371	2,170
Amortization of liability associated with interest expense	(310)	(637)
Pre-tax income	1,681	2,807
Income tax expense	457	749
Net income	$1,224	$2,058

Capital Cost Surcharge Programs
In December 2019, the FERC approved Eastern Shore’s capital cost surcharge which became effective January 1, 2020. The surcharge, an approved item in the settlement of Eastern Shore’s last general rate case, allows Eastern Shore to recover capital costs associated with mandated highway or railroad relocation projects that required the replacement of existing Eastern Shore facilities. Eastern Shore expects to produce gross margin of approximately $1.2 million in 2021 and $2.0 million in 2022 from relocation projects, which is ultimately dependent upon the timing of filings and the completion of construction.

Elkton Gas STRIDE Plan
In March 2021, Elkton Gas filed a strategic infrastructure development and enhancement ("STRIDE") plan with the Maryland PSC. The STRIDE plan proposes to increase the speed of Elkton Gas' Aldyl-A pipeline replacement program and to recover the costs of the plan in the form of a fixed charge rider through a proposed 5-year surcharge. Under Elkton Gas’ proposed STRIDE plan, the Aldyl-A pipelines would be replaced by 2023. In June 2021, we reached a settlement with the Maryland PSC Staff and the Maryland Office of the Peoples Counsel. The STRIDE plan is expected to go into service in the third quarter of 2021 and is expected to generate less than $0.1 million of margin for the remainder of the year. We expect to generate $0.3 million of additional gross margin from the STRIDE plan in 2022 and $0.4 million annually thereafter.

COVID-19 Regulatory Proceeding
In October 2020, the Florida PSC approved a joint petition of our natural gas and electric distribution utilities in Florida to establish a regulatory asset to record incremental expenses incurred due to COVID-19. The regulatory asset will allow us to seek recovery of these costs in the next base rate proceedings. In November 2020, the Office of Public Counsel filed a protest to the order approving the establishment of this regulatory asset treatment, contending that the order should be a reversed or modified and to request a hearing on the protest. The Company’s Florida regulated business units reached a settlement with Office of Public Counsel in June 2021. The settlement allows the business units to establish a regulatory asset of $2.1 million. This amount includes COVID-19 related incremental expenses for bad debt write-offs, personnel protective equipment, cleaning and business information services for remote work. Our Florida regulated business units will amortize the amount over two years beginning January 1, 2022 and recover the regulatory asset through the Purchased Gas Adjustment and Swing Service mechanisms for the natural gas business units and through the Fuel Purchased Power Cost Recovery clause for the electric division. This results in annual additional gross margin of $1.0 million that will be offset by a corresponding amortization of regulatory asset expense for both 2022 and 2023.

Other major factors influencing gross margin
Weather Impact
Weather was not a significant factor in the second quarter. For the six-month period, weather conditions accounted for a $5.9 million increased gross margin compared to the same period in 2020, primarily due to an 8.7 percent increase in HDDs that resulted in increased customer consumption. Assuming normal temperatures, as detailed below, gross margin would have been higher by $1.9 million. The following table summarizes HDD and CDD variances from the 10-year average HDD/CDD ("Normal") the three and six months ended June 30, 2021 and 2020.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	Variance	2021	2020	Variance
Delmarva Peninsula
Actual HDD	400	514	(114)	2,586	2,373	213
10-Year Average HDD ("Normal")	396	400	(4)	2,676	2,749	(73)
Variance from Normal	4	114		(90)	(376)
Florida
Actual HDD	69	41	28	572	410	162
10-Year Average HDD ("Normal")	43	43	—	549	613	(64)
Variance from Normal	26	(2)		23	(203)
Ohio
Actual HDD	676	801	(125)	3,448	3,297	151
10-Year Average HDD ("Normal")	623	593	30	3,582	3,612	(30)
Variance from Normal	53	208		(134)	(315)
Florida
Actual CDD	826	949	(123)	1,010	1,272	(262)
10-Year Average CDD ("Normal")	966	975	(9)	1,161	1,143	18
Variance from Normal	(140)	(26)		(151)	129

Natural Gas Distribution Margin Growth
Customer growth for our natural gas distribution operations, as a result of the addition of new customers and the conversion of customers from alternative fuel sources to natural gas service, generated $0.8 million and $1.7 million of additional margin for the three and six months ended June 30, 2021, respectively. The average number of residential customers served on the Delmarva Peninsula increased by 4.4 percent and 4.5 percent for the three and six months ended June 30, 2021, while Florida increased by and 5.2 percent and 5.1 percent, for the three and six months ended June 30, 2021, respectively. A larger percentage of the margin growth was generated from residential growth given the expansion of natural gas into new housing communities and conversions to natural gas as the Company's distribution infrastructure continues to build out. In addition, as new communities continue to build out due to population growth and infrastructure is added to support the growth, there is also increased load from new commercial and industrial customers. The details for the three and six months ended June 30, 2021 are provided in the following table:

	Three Months Ended		Six Months Ended
	June 30, 2021		June 30, 2021
(in thousands)	Delmarva Peninsula	Florida	Delmarva Peninsula	Florida
Customer Growth:
Residential	$333	$274	$823	$580
Commercial and industrial	102	43	173	115
Total Customer Growth	$435	$317	$996	$695

Regulated Energy Segment

For the quarter ended June 30, 2021, compared to the quarter ended June 30, 2020:

	Three Months Ended
	June 30,		Increase
	2021	2020	(decrease)
(in thousands)
Revenue	$80,910	$73,518	$7,392
Cost of sales	14,447	16,387	(1,940)
Gross margin	66,463	57,131	9,332
Operations & maintenance	26,882	25,456	1,426
Depreciation & amortization	11,830	9,347	2,483
Other taxes	4,943	4,322	621
Total operating expenses	43,655	39,125	4,530
Operating income	$22,808	$18,006	$4,802

Operating income for the Regulated Energy segment for the second quarter of 2021 was $22.8 million, an increase of $4.8 million, or 26.7 percent, over the same period in 2020. Higher operating income reflects continued pipeline expansions by Eastern Shore and Peninsula Pipeline, increased consumption from return to pre-pandemic consumption levels, organic growth in our natural gas distribution businesses, operating results from the Elkton Gas acquisition completed in the third quarter of 2020, and timing of the impact of the Hurricane Michael regulatory proceeding settlement, which was settled in the third quarter of 2020. The margin increases were offset by higher depreciation, amortization and property taxes, including amortization of the regulatory asset associated with the Hurricane Michael regulatory proceeding settlement, new expenses associated with Elkton Gas, and higher other operating expenses. The operating expense increases were also partially offset by $1.6 million due to lower pandemic expenses and the regulatory deferral of COVID-19 expenses. While the Hurricane Michael settlement positively impacted the quarter, the full year impact for 2021 is expected to be negligible.

Items contributing to the quarter-over-quarter increase in gross margin are listed in the following table:

(in thousands)
Margin contribution from the Hurricane Michael regulatory proceeding settlement	$3,145
Eastern Shore and Peninsula Pipeline service expansions	2,259
Increased customer consumption - primarily due to a return to pre-pandemic conditions	1,769
Natural gas growth (excluding service expansions)	752
Margin contribution from the Elkton Gas acquisition (completed in July 2020)	746
Florida GRIP	572
Other variances	89
Quarter-over-quarter increase in gross margin	$9,332
The following narrative discussion provides further detail and analysis of the significant items in the foregoing table.

Margin Contribution from Hurricane Michael Regulatory Proceeding Settlement
We generated $3.1 million in additional gross margin as a result of the settlement of the Hurricane Michael regulatory proceeding. Refer to Note 5, Rates and Other Regulatory Activities, in the condensed consolidated financial statements for additional information. While the Hurricane Michael settlement positively impacted the period, on an annual basis, the incremental impact year-over-year (2021 vs. 2020) is expected to be negligible.

Eastern Shore and Peninsula Pipeline Service Expansions
We generated additional gross margin of $1.8 million from Peninsula Pipeline's Western Palm Beach County and Callahan projects and $0.5 million from Eastern Shore's Del-Mar Energy Pathway project.
Increased customer consumption - primarily due to return to a pre-pandemic consumption
The absence of unfavorable COVID-19 impacts, resulted in a return to pre-pandemic consumption, positively impacting gross margin by $1.8 million for the three months ended June 30, 2021 compared to the same period in 2020.

Natural Gas Distribution Customer Growth
We generated additional gross margin of $0.7 million from natural gas customer growth. Gross margin increased by $0.3 million in Florida and $0.4 million on the Delmarva Peninsula for the three months ended June 30, 2021, as compared to the same period in 2020, due primarily to residential customer growth of 4.4 percent and 5.2 percent on the Delmarva Peninsula and in Florida, respectively.

Elkton Gas
Gross margin increased by $0.7 million due to margin contributed from Elkton Gas which was acquired in July 2020.

Florida GRIP
Continued investment in the Florida GRIP generated additional gross margin of $0.6 million in second quarter of 2021 compared to the same period in 2020.

Operating Expenses
Items contributing to the quarter-over-quarter increase in operating expenses are listed in the following table:

(in thousands)
Hurricane Michael regulatory proceeding settlement - depreciation and amortization impact	$1,774
Facilities and maintenance costs and outside services associated with a return to pre-pandemic conditions	1,568
Payroll, benefits and other employee-related expenses due to growth	1,157
Depreciation, asset removal and property tax costs due to new capital investments	1,108
Operating expenses from the Elkton Gas acquisition	510
Reduction in expenses associated with the COVID-19 pandemic	(811)
Regulatory deferral of COVID-19 expenses per PSCs orders	(748)
Other variances	(28)
Quarter-over-quarter increase in operating expenses	$4,530

For the Six Months Ended June 30, 2021, compared to the six months ended June 30, 2020:

	Six Months Ended
	June 30,		Increase
	2021	2020	(decrease)
(in thousands)
Revenue	$202,107	$176,473	$25,634
Cost of sales	57,491	51,219	6,272
Gross margin	144,616	125,254	19,362
Operations & maintenance	54,886	51,697	3,189
Depreciation & amortization	23,860	18,666	5,194
Other taxes	10,197	8,997	1,200
Total operating expenses	88,943	79,360	9,583
Operating income	$55,673	$45,894	$9,779

Operating income for the Regulated Energy segment for the first six months of 2021 was $55.7 million, an increase of $9.8 million, or 21.3 percent, over the same period in 2020. Higher operating income reflects continued pipeline expansions by Eastern Shore and Peninsula Pipeline, operating results from the Elkton Gas acquisition completed in the third quarter of 2020, and increased consumption from a return to pre-pandemic consumption levels. Further contributing to the operating income growth was margin from organic growth in the our natural gas distribution businesses and increased consumption driven primarily by colder weather compared to the same period of 2020, and timing of the impact of the Hurricane Michael regulatory proceeding settlement. The margin increases were offset by higher depreciation, amortization and property taxes, including amortization of the regulatory asset associated with the Hurricane Michael regulatory proceeding settlement, new expenses associated with Elkton Gas, and higher other operating expenses. The operating expense increases were partially offset by $2.0 million due to lower pandemic expenses and the regulatory deferral of COVID-19 expenses. While the Hurricane Michael settlement positively impacted the period, on an annual basis, the incremental impact year-over-year (2021 vs. 2020) is expected to be negligible.

Items contributing to the quarter-over-quarter increase in gross margin are listed in the following table:

(in thousands)
Margin contribution from the Hurricane Michael regulatory proceeding settlement	$5,720
Eastern Shore and Peninsula Pipeline service expansions	5,239
Margin contribution from the Elkton Gas acquisition (completed in July 2020)	2,059
Increased customer consumption - primarily due to a return to pre-pandemic conditions	1,798
Natural gas growth (excluding service expansions)	1,691
Increased customer consumption - primarily weather related	1,314
Florida GRIP	931
Sandpiper Energy infrastructure rider associated with conversions	455
Other variances	155
Period-over-period increase in gross margin	$19,362

The following narrative discussion provides further detail and analysis of the significant items in the foregoing table.

Margin Contribution from Hurricane Michael Regulatory Proceeding Settlement
We generated $5.7 million in additional gross margin as a result of the settlement of the Hurricane Michael regulatory proceeding. Refer to Note 5, Rates and Other Regulatory Activities, in the condensed consolidated financial statements for additional information. While the Hurricane Michael settlement positively impacted the period, on an annual basis, the incremental impact year-over-year (2021 vs. 2020) is expected to be negligible.

Eastern Shore and Peninsula Pipeline Service Expansions
We generated additional gross margin of $4.0 million from Peninsula Pipeline's Western Palm Beach County and Callahan projects and $1.2 million from Eastern Shore's Del-Mar Energy Pathway project.

Elkton Gas
Gross margin increased by $2.1 million due to margin contributed from Elkton Gas which was acquired in July 2020.

Increased customer consumption - primarily due to return to pre-pandemic conditions
The absence of unfavorable COVID-19 impacts during the first six months of 2021, resulted in a return to pre-pandemic consumption, positively impacting gross margin by $1.8 million compared to the same period in 2020.

Natural Gas Distribution Customer Growth
We generated additional gross margin of $1.7 million from natural gas customer growth. Gross margin increased by $0.7 million in Florida and $1.0 million on the Delmarva Peninsula for the six months ended June 30, 2021, as compared to the same period in 2020, due primarily to residential customer growth of 4.5 percent and 5.1 percent on the Delmarva Peninsula and in Florida, respectively.

Increased Customer Consumption - Primarily Weather Related
Gross margin increased by $1.3 million for the for the six months ended June 30, 2021, compared to the same period in 2020, primarily due to a 9 percent increase in HDDs on the Delmarva Peninsula and a 40 percent increase in HDDs in Florida that resulted in increased customer consumption of energy.

Florida GRIP
Continued investment in the Florida GRIP generated additional gross margin of $0.9 million for the six months ended June 30, 2021 compared to the same period in 2020.

Sandpiper Infrastructure Rider Associated with Conversions
We generated additional margin of $0.5 million associated with the conversion of Sandpiper's propane customers to natural gas customers for the six months ended June 30, 2021 compared to the same period in 2020.

Operating Expenses
Items contributing to the quarter-over-quarter increase in operating expenses are listed in the following table:

(in thousands)
Hurricane Michael regulatory proceeding settlement - depreciation and amortization impact	$3,550
Depreciation, asset removal and property tax costs due to new capital investments	2,500
Facilities and maintenance costs and outside services associated with a return to pre-pandemic conditions	2,459
Payroll, benefits and other employee-related expenses due to growth	1,958
Operating expenses from the Elkton Gas acquisition	1,034
Reduction in expenses associated with the COVID-19 pandemic	(1,078)
Regulatory deferral of COVID-19 expenses per PSCs orders	(944)
Other variances	104
Period-over-period increase in operating expenses	$9,583

Unregulated Energy Segment

For the quarter ended June 30, 2021, compared to the quarter ended June 30, 2020:

	Three Months Ended
	June 30,		Increase
	2021	2020	(decrease)
(in thousands)
Revenue	$34,773	$27,741	$7,032
Cost of sales	16,821	10,709	6,112
Gross margin	17,952	17,032	920
Operations & maintenance	14,017	12,959	1,058
Depreciation & amortization	3,456	2,889	567
Other taxes	924	903	21
Total operating expenses	18,397	16,751	1,646
Operating income	$(445)	$281	$(726)

Operating results for the Unregulated Energy segment for the second quarter of 2021 declined by $0.7 million compared to the same period in 2020. The operating results for this segment typically exhibit seasonality with the first and fourth quarters producing higher results due to colder temperatures. The results for the second quarter are not indicative of the results for the entire year.

Lower operating results during the second quarter were driven by higher operating expenses, depreciation, amortization and property taxes related to recent capital investments, and expenses associated with Western Natural Gas. Lower performance by Marlin Gas Services resulting from reduced customer demand for pipeline integrity and emergency services during the quarter also contributed to this decrease. Operating expenses were partially offset by increased gross margin generated from the acquisition of Western Natural Gas and by Aspire Energy as well as consumption in the propane businesses returning towards pre-pandemic levels.
Gross Margin
Items contributing to the quarter-over-quarter increase in gross margin are listed in the following table:

(in thousands)
Propane Operations
Western Natural Gas acquisition (completed in October 2020)	$389
Increased customer consumption - primarily due to a return to pre-pandemic conditions	204
Marlin Gas Services
Decreased demand for CNG services	(400)
Aspire Energy
Increased margin including improvements from natural gas liquid processing	677
Other variances	50
Quarter-over-quarter increase in gross margin	$920
The following narrative discussion provides further detail and analysis of the significant items in the foregoing table.
Propane Operations
•Western Natural Gas - Gross margin increased by $0.4 million due to the margin generated from Western Natural Gas, which was acquired by Sharp in October 2020.
•Increased Customer Consumption - primarily due to a return to pre-pandemic conditions - Gross margin increased due to the absence of unfavorable COVID-19 impacts, resulted in a return to pre-pandemic consumption, positively impacting gross margin by $0.2 million for the three months ended June 30, 2021 compared to the same period in 2020.

Marlin Gas Services
•Gross margin decreased by $0.4 million during the second quarter of 2021, as compared to the same period in the prior year due to lower demand for CNG hold services.
Aspire Energy
•Gross margin increased by $0.7 million during the second quarter of 2021 over the same period in 2020, including improvements from natural gas liquid processing.

Other Operating Expenses
Items contributing to the quarter-over-quarter increase in operating expenses are listed in the following table:

(in thousands)
Facilities and maintenance costs and outside services associated with a return to pre-pandemic conditions	$705
Depreciation, amortization and property tax costs due to new capital investments	559
Operating expenses from the Western Natural Gas acquisition	269
Payroll, benefits and other employee-related expenses due to growth	231
Reduction in expenses associated with the COVID-19 pandemic	(418)
Other variances	300
Quarter-over-quarter increase in operating expenses	$1,646
For the six months ended June 30, 2021, compared to the six months ended June 30, 2020:

	Six Months Ended
	June 30,		Increase
	2021	2020	(decrease)
(in thousands)
Revenue	$109,532	$81,752	$27,780
Cost of sales	52,804	32,938	19,866
Gross margin	56,728	48,814	7,914
Operations & maintenance	29,178	26,996	2,182
Depreciation & amortization	6,780	5,806	974
Other taxes	2,110	1,870	240
Total operating expenses	38,068	34,672	3,396
Operating income	$18,660	$14,142	$4,518

Operating income for the Unregulated Energy segment for the six months ended June 30, 2021 was $18.7 million, an increase of $4.5 million or 31.9 percent, over the same period in 2020. Higher operating income resulted from increased consumption driven primarily by colder weather compared to the first half of 2020, higher retail propane margins per gallon, and contributions from the acquisition of the Western Natural Gas propane assets. These margin increases were partially offset by higher depreciation, amortization and property taxes related to recent capital investments, new expenses associated with Western Natural Gas and higher other operating expenses. The operating expense increases were partially offset by $0.6 million due to lower pandemic related costs.

Gross Margin
Items contributing to the period-over-period increase in gross margin are listed in the following table:

(in thousands)
Propane Operations
Increased customer consumption - primarily weather related	$3,701
Increased retail propane margins per gallon driven by favorable supply costs	1,137
Western Natural Gas acquisition (completed in October 2020)	939
Marlin Gas Services
Increased demand for CNG services	331
Aspire Energy
Increased customer consumption - primarily weather related	921
Improved margin including natural gas liquid processing	691
Other variances	194
Period-over-period increase in gross margin	$7,914
The following narrative discussion provides further detail and analysis of the significant items in the foregoing table.
Propane Operations
•Increased Customer Consumption Primarily Weather Related - Gross margin increased by $3.7 million, as weather on the Delmarva Peninsula was 9 percent colder for the six months ended June 30, 2021 compared to the same period in 2020.
•Increased Retail Propane Margins - Gross margin increased by $1.1 million, due to lower propane inventory costs and favorable market conditions. These market conditions, which include competition with other propane suppliers, as well as the availability and price of alternative energy sources, may fluctuate based on changes in demand, supply and other energy commodity prices.
•Western Natural Gas - Gross margin increased by $0.9 million due to the margin generated from Western Natural Gas, which was acquired by Sharp in October 2020.
Marlin Gas Services
•Gross margin increased by $0.3 million for the six months ended June 30, 2021, as compared to the same period in the prior year due to higher demand for CNG hold services.
Aspire Energy
•Increased Customer Consumption Primarily Weather Related - Gross margin increased by $0.9 million due to higher consumption of gas as weather in Ohio was approximately 5 percent colder for the six months ended June 30, 2021 over the same period in 2020.
•Improved Margin including natural gas liquid processing - Gross margin increased by $0.7 million including improvements from natural gas liquid processing for the six months ended June 30, 2021, as compared to the same period in 2020.

Other Operating Expenses
Items contributing to the period-over-period increase in operating expenses are listed in the following table:

(in thousands)
Depreciation, amortization and property tax costs due to new capital investments	$1,066
Facilities and maintenance costs and outside services associated with a return to pre-pandemic conditions	921
Payroll, benefits and other employee-related expenses due to growth	723
Operating expenses from the Western Natural Gas acquisition	607
Insurance expense (non-health)	347
Reduction in expenses associated with the COVID-19 pandemic	(620)
Other variances	352
Period-over-period increase in operating expenses	$3,396

OTHER EXPENSE, NET
For the quarter ended June 30, 2021 compared to the quarter ended June 30, 2020
Other expense, net, which includes non-operating investment income (expense), interest income, late fees charged to customers, gains or losses from the sale of assets and pension and other benefits expense, increased by $1.7 million in the second quarter of 2021, compared to the same period in 2020. The increase was primarily due to gains recognized on the sales of Community Gas Systems ("CGS") from our affiliate Sharp to our Delaware Division, in conjunction with the acquisitions of the CGS and conversion of customers from propane to natural gas service.

For the six months ended June 30, 2021 compared to the six months ended June 30, 2020
Other expense, net, which includes non-operating investment income (expense), interest income, late fees charged to customers, gains or losses from the sale of assets and pension and other benefits expense, decreased by $1.2 million in the first six months of 2021, compared to the same period in 2020. The decrease was primarily due to gains on two property sales which were completed in the first quarter of 2020, partially offset by gains from the sales of CGS from Sharp to our Delaware Division as discussed in the preceding paragraph.

INTEREST CHARGES
For the quarter ended June 30, 2021 compared to the quarter ended June 30, 2020
Interest charges were $5.1 million for both quarters ended June 30, 2021 and 2020.

For the six months ended June 30, 2021 compared to the six months ended June 30, 2020
Interest charges for the six months ended June 30, 2021 decreased by $0.7 million, compared to the same period in 2020, attributable primarily to a decrease of $0.9 million in lower interest expense from lower levels outstanding under our revolving credit facilities, and $0.6 million of an amortization credit/reduction in interest expense associated with a regulatory liability that was established in connection with the Hurricane Michael regulatory proceeding settlement. Partially offsetting the interest savings was an increase of $0.5 million in interest expense as a result of several long-term debt placements in 2020 and $0.4 million due to lower capitalized interest associated with growth projects.

INCOME TAXES
For the quarter ended June 30, 2021 compared to the quarter ended June 30, 2020
Income tax expense was $5.2 million for the quarter ended June 30, 2021, compared to $2.0 million for the quarter ended June 30, 2020. Our effective income tax rate was 27.2 percent and 15.7 percent, for the three months ended June 30, 2021 and 2020, respectively. The second quarter of 2021 included a favorable income tax impact associated with the CARES Act that reduced the effective tax rate by 13.2 percent, from 28.9 percent to 15.7 percent.

For the six months ended June 30, 2021 compared to the six months ended June 30, 2020
Income tax expense was $17.6 million for the six months ended June 30, 2021, compared to $12.6 million for the six months ended June 30, 2020. Our effective income tax rate was 26.7 percent and 24.1 percent, for the six months ended June 30, 2021 and 2020, respectively. The second quarter included a favorable income tax impact associated with the CARES Act that reduced the effective tax rate on a year to date basis by 3.2 percent, from 27.3 percent to 24.1 percent.

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
Capital expenditures for investments in new or acquired plant and equipment are our largest capital requirements. Our capital expenditures were $107.8 million for the six months ended June 30, 2021. In the table below, we have provided a range of our forecasted capital expenditures for 2021:

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

The 2021 forecast, which excludes any potential acquisitions, includes capital expenditures associated with the following projects: Delmarva Natural Gas distribution's Somerset County expansion, Eastern Shore's Del-Mar Energy Pathway, Florida's Western Palm Beach County expansion and other potential pipeline projects, continued expenditures under the Florida GRIP, further expansions of our natural gas distribution and transmission systems, continued natural gas and electric system infrastructure improvement activities, facilities to support Marlin Gas Services' CNG transport growth and expansion into RNG and LNG transport, information technology systems, and other strategic initiatives and investments, including renewable energy investments.

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
The following table presents our capitalization, excluding and including short-term borrowings, as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
(in thousands)
Long-term debt, net of current maturities	$498,450	40%	$508,499	42%
Stockholders’ equity	741,564	60%	697,085	58%
Total capitalization, excluding short-term debt	$1,240,014	100%	$1,205,584	100%

	June 30, 2021		December 31, 2020
(in thousands)
Short-term debt	$169,294	12%	$175,644	13%
Long-term debt, including current maturities	512,050	36%	522,099	37%
Stockholders’ equity	741,564	52%	697,085	50%
Total capitalization, including short-term debt	$1,422,908	100%	$1,394,828	100%
Our target ratio of equity to total capitalization, including short-term borrowings, is between 50 and 60 percent. Our equity to total capitalization ratio, including short-term borrowings, was 52 percent as of June 30, 2021. We seek to align permanent financing with the in-service dates of our capital projects. We may utilize more temporary short-term debt when the financing cost is attractive as a bridge to the permanent long-term financing or if the equity markets are volatile.
In the third and fourth quarters of 2020, we issued 1.0 million shares of common stock through our DRIP and the ATM programs and received net proceeds of approximately $83.0 million which was added to the general funds and then used to pay down short-term borrowing. In the first six months of 2021, we issued less than 0.1 million shares at an average price per share of $113.51 and received net proceeds of $4.5 million under the DRIP. See Note 9, Stockholders’ Equity, in the condensed consolidated financial statements for additional information on commissions and fees paid in connection with these issuances.
We used the net proceeds from the ATM equity program and the DRIP, after deducting the commissions or other fees and related offering expenses payable by us, for general corporate purposes, including, but not limited to, financing of capital expenditures, repayment of short-term debt, financing acquisitions, investing in subsidiaries, and general working capital purposes.
Shelf Agreements
We have entered into Shelf Agreements with Prudential, MetLife and NYL, whom are under no obligation to purchase any unsecured debt. The following table summarizes our Shelf Agreements at June 30, 2021:

(in thousands)	Total Borrowing Capacity	Less: Amount of Debt Issued	Less: Unfunded Commitments	Remaining Borrowing Capacity
Shelf Agreement
Prudential Shelf Agreement (1)	$370,000	$(220,000)	$—	$150,000
MetLife Shelf Agreement (1)	150,000	—	—	150,000
NYL Shelf Agreement (1)	150,000	(140,000)	—	10,000
Total Shelf Agreements as of June 30, 2021	$670,000	$(360,000)	$—	$310,000
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

Short-term Borrowings
We are authorized by our Board of Directors to borrow up to $400 million of short-term debt, as required. At June 30, 2021 and December 31, 2020, we had $169.3 million and $175.6 million, respectively, of short-term borrowings outstanding at a weighted average interest rate of 1.11 percent and 1.28 percent, respectively. Included in the June 30, 2021 balance is $100.0 million in short-term debt for which we have entered into interest rate swap agreements.

In September 2020, we entered into a $375.0 million syndicated Revolver with six participating lenders. As a result of entering into the Revolver, in September 2020, we terminated and paid all outstanding balances under the previously existing bilateral lines of credit and the previous revolving credit facility.

The availability of funds under the Revolver is subject to conditions specified in the credit agreement, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in the Revolver to maintain, at the end of each fiscal year, a funded indebtedness ratio of no greater than 65 percent. As of June 30, 2021, we are in compliance with this covenant.

The Revolver expires on September 29, 2021 and is available to provide funds for our short-term cash needs to meet seasonal working capital requirements and to temporarily fund portions of our capital expenditures. Borrowings under the Revolver are subject to a pricing grid, including the commitment fee and the interest rate charged. Our pricing is adjusted each quarter based upon our total indebtedness to total capitalization ratio. As of June 30, 2021, the pricing under the Revolver included an unused commitment fee of 0.15 percent and an interest rate of 1.0 percent over LIBOR. Our available credit under the new Revolver at June 30, 2021 was $200.9 million. As of June 30, 2021, we had issued $4.8 million in letters of credit to various counterparties under the syndicated Revolver. These letters of credit are not included in the outstanding short-term borrowings and we do not anticipate that they will be drawn upon by the counterparties. The letters of credit reduce the available borrowings under our syndicated Revolver.
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

Cash Flows
The following table provides a summary of our operating, investing and financing cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$134,216	$91,678
Investing activities	(104,529)	(80,254)
Financing activities	(28,175)	(14,819)
Net increase (decrease) in cash and cash equivalents	1,512	(3,395)
Cash and cash equivalents—beginning of period	3,499	6,985
Cash and cash equivalents—end of period	$5,011	$3,590

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

During the six months ended June 30, 2021 and 2020, net cash provided by operating activities was $134.2 million and $91.7 million, respectively, resulting in an increase in cash flows of $42.5 million. Significant operating activities generating the cash flows change were as follows:
•Changes in net accounts receivable and accrued revenue and accounts payable and accrued liabilities increased cash flows by $20.4 million;
•Net income, adjusted for non-cash adjustments and reconciling activities, increased cash flows by $13.2 million, due primarily to higher net income, depreciation and amortization and gain on sale of assets;
•Net cash flows from income taxes receivable increased by $6.0 million;
•Changes in net prepaid expenses and other current assets, customer deposits and refunds, accrued compensation and other net assets and liabilities, increased cash flows by $4.6 million;
•Changes in net regulatory assets and liabilities increased cash flows by $3.6 million due primarily to the change in fuel costs collected through the various cost recovery mechanisms; and
•Net cash flows from changes in propane inventory, storage gas and other inventories decreased by approximately $5.2 million.

Cash Flows Used in Investing Activities

Net cash used in investing activities totaled $104.5 million and $80.3 million during the six months ended June 30, 2021 and 2020, respectively, resulting in a decrease in cash flows of $24.2 million. Cash paid for capital expenditures was $104.6 million for the first six months of 2021, compared to $82.8 million for the same period in 2020, resulting in decreased cash flows of $21.8 million. The remaining decrease was largely attributable to several property sales that occurred in the first quarter of 2020.

Cash Flows Used in Financing Activities

Net cash used in financing activities totaled $28.2 million during the six months ended June 30, 2021 compared to $14.8 million of net cash used in financing activities over the same period in 2020, resulting in a decrease in cash flows of $13.4 million. The increase in net cash used in financing activities resulted primarily from the following:
•Long-term debt repayments of $10.1 million and repayments of short-term debt of $5.2 million;
•Cash dividends of $15.0 million paid during the six months ended June 30, 2021, compared to $13.0 million for the six months ended June 30, 2020; and
•Cash flows of $4.8 million as a result of issuing shares of our common stock under the DRIP program
Off-Balance Sheet Arrangements
The Board of Directors has authorized us to issue corporate guarantees securing obligations of our subsidiaries and to obtain letters of credit securing our subsidiaries' obligations. The maximum authorized liability under such guarantees and letters of credit as of June 30, 2021 was $20.0 million. The aggregate amount guaranteed at June 30, 2021 was $8.0 million, with the guarantees expiring on various dates through March 30, 2022.
As of June 30, 2021, we have issued letters of credit totaling approximately $4.8 million related to the electric transmission services for FPU's electric division, the firm transportation service agreement between TETLP and our Delaware and Maryland divisions, to our current and previous primary insurance carriers. These letters of credit have various expiration dates through October 5, 2021. We have not drawn upon these letters of credit as of June 30, 2021 and do not anticipate that the counterparties will draw upon these letters of credit. We expect that they will be renewed to the extent necessary in the future. Additional information is presented in Note 7, Other Commitments and Contingencies, in the condensed consolidated financial statements.

Contractual Obligations
There has been no material change in the contractual obligations presented in our 2020 Annual Report on Form 10-K, except for commodity purchase obligations entered into in the ordinary course of our business. The following table summarizes commodity purchase contract obligations at June 30, 2021:

	Payments Due by Period
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
(in thousands)
Purchase obligations - Commodity (1)	$29,826	$27,879	$—	$—	$57,705
Total	$29,826	$27,879	$—	$—	$57,705

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
Rates and Regulatory Matters
Our natural gas distribution operations in Delaware, Maryland and Florida and electric distribution operation in Florida are subject to regulation by the respective state PSC; Eastern Shore is subject to regulation by the FERC; and Peninsula Pipeline and Aspire Energy Express, our intrastate pipeline subsidiaries, are subject to regulation (excluding cost of service) by the Florida PSC and Public Utilities Commission of Ohio, respectively. At June 30, 2021, we were involved in regulatory matters in each of the jurisdictions in which we operate. Our significant regulatory matters are fully described in Note 5, Rates and Other Regulatory Activities, to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Recent Authoritative Pronouncements on Financial Reporting and Accounting
Recent accounting developments, applicable to us, and their impact on our financial position, results of operations and cash flows are described in Note 1, Summary of Accounting Policies, to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
INTEREST RATE RISK

Long-term debt is subject to potential losses based on changes in interest rates. We evaluate whether to refinance existing debt or permanently refinance existing short-term borrowings based in part on the fluctuation in interest rates. Increases in interest rates expose us to potential increased costs we could incur when we issue debt instruments or to provide financing and liquidity for our business activities. We utilize interest rate swap agreements to mitigate short-term borrowing rate risk. Additional information about our long-term debt and short-term borrowing is disclosed in Note 15, Long-Term Debt, and Note 16, Short-Term Borrowings, respectively, in the condensed consolidated financial statements.

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

The following table reflects the changes in the fair market value of financial derivatives contracts related to propane purchases and sales from December 31, 2020 to June 30, 2021:

(in thousands)	Balance at December 31, 2020	Increase (Decrease) in Fair Market Value	Less Amounts Settled	Balance at June 30, 2021
Sharp	$3,182	$8,059	$(3,502)	$7,739
Total	$3,182	$8,059	$(3,502)	$7,739
There were no changes in methods of valuations during the six months ended June 30, 2021.

The following is a summary of fair market value of financial derivatives as of June 30, 2021, by method of valuation and by maturity for each fiscal year period.

(in thousands)	2021	2022	2023	2024	2025	Total Fair Value
Price based on Mont Belvieu - Sharp	$2,971	$2,937	$1,236	$595	$—	$7,739
Total	$2,971	$2,937	$1,236	$595	$—	$7,739

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and Chief Financial Officer of Chesapeake Utilities, with the participation of other Company officials, have evaluated our “disclosure controls and procedures” (as such term is defined under Rules 13a-15(e) and 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2021. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.
Changes in Internal Control over Financial Reporting
In response to the COVID-19 pandemic and the current social distancing restrictions that have been established in our service territories, we have implemented our pandemic response plan, which includes having office staff work remotely to promote social distancing in efforts to reduce the spread of COVID-19. During the quarter ended June 30, 2021, our pandemic response plan did not result in a change in the design or operations of our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The cybersecurity risks associated with the protection of our infrastructure and facilities is evolving and increasingly complex. We continue to heavily rely on technological tools that support our business operations and corporate functions while enhancing our security. There are various risks associated with our information technology infrastructure, including hardware and software failure, communications failure, data distortion or destruction, unauthorized access to data, misuse of proprietary or confidential data, unauthorized control through electronic means, cyber-attacks, cyber-terrorism, data breaches, programming mistakes, and other inadvertent errors or deliberate human acts. Further, the U.S. government has issued public warnings that indicate energy assets might be specific targets of cybersecurity threats by foreign sources.

The failure of, or security breaches related to, our information technology infrastructure, could lead to system disruptions or cause facility shutdowns. Any such failure, attack, or security breach could adversely impact our ability to safely and reliably deliver services to our customers through our transmission, distribution, and generation systems, subject to us to reputational and other harm, and subject us to legal and regulatory proceedings and claims and demands from third parties, any of which could adversely affect our business, our earnings, results of operation and financial condition. In addition, the protection of customer, employee and Company data is crucial to our operational security. A breach or breakdown of our systems that results in the unauthorized release of individually identifiable customer or other sensitive data could have an adverse effect on our reputation, results of operations and financial condition and could also materially increase our costs of maintaining our system and protecting it against future breakdowns or breaches. We take reasonable precautions to safeguard our information systems from cyber-attacks and security breaches; however, there is no guarantee that the procedures implemented to protect against unauthorized access to our information systems are adequate to safeguard against all attacks and breaches. We also cannot assure that any redundancies built into our networks and technology, or the procedures we have implemented to protect against cyber-attacks and other unauthorized access to secured data, are adequate to safeguard against all failures of technology or security breaches.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
Period	Purchased	per Share	or Programs (2)	or Programs (2)
April 1, 2021 through April 30, 2021(1)	442	$116.18	—	—
May 1, 2021 through May 31, 2021	—	—	—	—
June 1, 2021 through June 30, 2021	—	—	—	—
Total	442	$116.18	—	—

(1) Chesapeake Utilities purchased shares of common stock on the open market for the purpose of reinvesting the dividend on shares held in the Rabbi Trust accounts for certain directors and senior executives under the Non-Qualified Deferred Compensation Plan. The Non-Qualified Deferred Compensation Plan is discussed in detail in Item 8 under the heading “Notes to the Consolidated Financial Statements—Note 9, Employee Benefit Plans,” in our latest Annual Report on Form 10-K for the year ended December 31, 2020. During the quarter ended June 30, 2021, 442 shares were purchased through the reinvestment of dividends on deferred stock units.
(2) Except for the purposes described in Footnote (1), Chesapeake Utilities has no publicly announced plans or programs to repurchase its shares.

Item 3. Defaults upon Senior Securities
None.

Item 5. Other Information

    None.

Item 6.     Exhibits

10.1*	Amendment to Executive Employment Agreement dated February 22, 2021, between Chesapeake Utilities Corporation and Beth W. Cooper

31.1*	Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350.

32.2*	Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

*Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE UTILITIES CORPORATION

/S/ BETH W. COOPER
Beth W. Cooper Executive Vice President, Chief Financial Officer, and Assistant Corporate Secretary
Date: August 4, 2021