Form 10-Q/A
period 2021-06-30
CHESAPEAKE UTILITIES CORP
filed 2021-11-05
CIK 19745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q/A
AMENDMENT NO.1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to
Commission File Number: 001-11590

CHESAPEAKE UTILITIES CORPORATION (Exact name of registrant as specified in its charter)

Delaware	51-0064146
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

EXPLANATORY NOTE

Chesapeake Utilities Corporation (“Chesapeake Utilities”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on August 4, 2021 (the “Original 10-Q”). This Amendment is being filed solely for the purpose of correcting an incorrect date in the certification by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 filed as Exhibits 31.1, 31.2, 32.1, and 32.2 to the Original 10-Q. In accordance with the Compliance and Disclosure Interpretations published by the SEC staff, the entire periodic report for the quarter ended June 30, 2021 is included in this Amendment. Other than the corrections described above, no other statement or amount has been changed from those presented in the Original 10-Q. This Amendment does not modify, amend, or update in any way any of the financial or other information contained in the Original 10-Q. This Amendment does not reflect events that may have occurred subsequent to the filing date of the Original 10-Q

GLOSSARY OF DEFINITIONS
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
Date: November 5, 2021