Form 10-Q/A
period 2021-09-30
CHESAPEAKE UTILITIES CORP
filed 2021-11-05
CIK 19745

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

EXPLANATORY NOTE

Chesapeake Utilities Corporation (“Chesapeake Utilities”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on November 3, 2021 (the “Original 10-Q”). This Amendment is being filed solely for the purpose of correcting an incorrect date in the certification by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 filed as Exhibits 31.1, 31.2, 32.1 and 32.2 to the Original 10-Q. In accordance with the Compliance and Disclosure Interpretations published by the SEC staff, the entire periodic report for the quarter ended September 30, 2021 is included in this Amendment. Other than the corrections described above, no other statement or amount has been changed from those presented in the Original 10-Q.

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