Form 10-K
period 2021-12-31
CHESAPEAKE UTILITIES CORP
filed 2022-02-23
CIK 19745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934      For the Fiscal Year Ended: December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

The aggregate market value of the common shares held by non-affiliates of Chesapeake Utilities Corporation as of June 30, 2021, the last business day of its most recently completed second fiscal quarter, based on the last sale price on that date, as reported by the New York Stock Exchange, was approximately $2.1 billion.
The number of shares of Chesapeake Utilities Corporation's common stock outstanding as of February 18, 2022 was 17,657,537
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Chesapeake Utilities Corporation Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated by reference in Part II and Part III hereof.

CHESAPEAKE UTILITIES CORPORATION
FORM 10-K
YEAR ENDED DECEMBER 31, 2021

GLOSSARY OF DEFINITIONS
ASC: Accounting Standards Codification issued by the FASB
Adjusted Gross Margin: a non-GAAP measure calculated by deducting the purchased cost of natural gas, propane and electricity and the cost of labor spent on direct revenue-producing activities from operating revenues. The costs included in Adjusted Gross Margin exclude depreciation and amortization and certain costs presented in operations and maintenance expenses in accordance with regulatory requirements
Aspire Energy: Aspire Energy of Ohio, LLC, a wholly-owned subsidiary of Chesapeake Utilities

Aspire Energy Express: Aspire Energy Express, LLC, a wholly-owned subsidiary of Chesapeake Utilities

ASU: Accounting Standards Update issued by the FASB
ATM: At-the-market
Boulden: Boulden, Inc., an entity from whom we acquired certain propane operating assets
CARES Act: Coronavirus Aid, Relief, and Economic Security Act

CDC: U.S. Centers for Disease Control and Prevention

CDD: Cooling Degree-Day
CFG: Chesapeake Utilities' Central Florida Gas division

CGS: Community Gas Systems
Chesapeake or Chesapeake Utilities: Chesapeake Utilities Corporation, its divisions and subsidiaries, as appropriate in the context of the disclosure
CHP: Combined Heat and Power Plant
Columbia Gas: Columbia Gas Transmission, LLC
Company: Chesapeake Utilities Corporation, its divisions and subsidiaries, as appropriate in the context of the disclosure
COVID-19: An infectious disease caused by a discovered coronavirus

CNG: Compressed natural gas

Degree-day: A degree-day is the measure of the variation in the weather based on the extent to which the average daily temperature (from 10:00 am to 10:00 am) falls above (CDD) or below (HDD) 65 degrees Fahrenheit
Delmarva Peninsula: A peninsula on the east coast of the U. S. occupied by Delaware and portions of Maryland and Virginia

Diversified Energy: Diversified Energy Company an entity from whom we acquired certain propane operating assets in North Carolina, South Carolina, Virginia, and Pennsylvania
DRIP: Dividend Reinvestment and Direct Stock Purchase Plan
Dt(s): Dekatherm(s), which is a natural gas unit of measurement that includes a standard measure for heating value
Dts/d: Dekatherms per day
Eastern Shore: Eastern Shore Natural Gas Company, a wholly-owned subsidiary of Chesapeake Utilities
Eight Flags: Eight Flags Energy, LLC, a subsidiary of Chesapeake OnSight Services, LLC
Elkton Gas: Elkton Gas Company, a wholly-owned subsidiary of Chesapeake Utilities
EDI: Equity Diversity and Inclusion
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
Guernsey Power Station: Guernsey Power Station, LLC, a partner with Aspire Energy Express in the construction of a power generation facility in Ohio.
GRIP: Gas Reliability Infrastructure Program
Gross Margin: a term under U.S. GAAP which is the excess of sales over costs of goods sold
Gulfstream: Gulfstream Natural Gas System, LLC, an unaffiliated pipeline network that supplies natural gas to FPU
HDD: Heating Degree Day
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
TCJA: Tax Cuts and Jobs Act enacted on December 22, 2017
TETLP: Texas Eastern Transmission, LP, an interstate pipeline interconnected with Eastern Shore's pipeline
Transco: Transcontinental Gas Pipe Line Company, LLC
Uncollateralized Senior Notes: Our unsecured long-term debt issued primarily to insurance companies on various dates
U.S.: The United States of America
Western Natural Gas: Western Natural Gas Company, an entity from whom we acquired certain propane operating assets in Jacksonville, Florida and the surrounding communities

PART I
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
•the availability of, and competition for, qualified personnel supporting our natural gas, electricity and propane businesses;
•the effect of accounting pronouncements issued periodically by accounting standard-setting bodies; and
Chesapeake Utilities Corporation 2021 Form 10-K Page 1

•the impacts associated with the outbreak of a pandemic, including the duration and scope of the pandemic the corresponding impact on our supply chains, our personnel, our contract counterparties, general economic conditions and growth, the financial markets and any costs to comply with governmental mandates.
Chesapeake Utilities Corporation 2019 Form 10-K     Page 2

ITEM 1. Business.
Corporate Overview and Strategy
Chesapeake Utilities Corporation is a Delaware corporation formed in 1947 with operations primarily in the Mid-Atlantic region, North Carolina, South Carolina, Florida and Ohio. We are an energy delivery company engaged in the distribution of natural gas, electricity and propane; the transmission of natural gas; the generation of electricity and steam, and in providing related services to our customers. Our strategy is focused on growing earnings from a stable regulated energy delivery foundation and investing in related businesses and services that provide opportunities for returns greater than traditional utility returns. We seek to identify and develop opportunities across the energy value chain, with emphasis on midstream and downstream investments that are accretive to earnings per share, consistent with our long-term growth strategy and create opportunities to continue our record of top tier returns on equity relative to our peer group. The Company’s growth strategy includes the continued investment and expansion of the Company’s regulated operations that provide a stable base of earnings, as well as investments in other related non-regulated businesses and services including sustainable energy initiatives. By investing in these related business and services, the Company creates opportunities to sustain its track record of higher returns, as compared to a traditional utility.

Currently, the Company’s growth strategy is focused on the following platforms, including:
•Optimizing the earnings growth in our existing businesses, which includes organic growth, territory expansions, and new products and services as well as increased opportunities to transform the Company with a focus on people, process, technology and organizational structure.
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
•Pursuit of growth opportunities that enable us to utilize our integrated set of energy delivery businesses to participate in sustainable energy opportunities.

Operating Segments
We operate within two reportable segments: Regulated Energy and Unregulated Energy. The remainder of our operations is presented as “Other businesses and eliminations." These segments are described below in detail.

Regulated Energy

Overview
Our regulated energy businesses are comprised of natural gas and electric distribution, as well as natural gas transmission services. The following table presents net income for the year ended December 31, 2021 and total assets as of December 31, 2021, by operation and area served:
Chesapeake Utilities Corporation 2021 Form 10-K Page 3

Operations	Areas Served	Net Income	Total Assets
(in thousands)
Natural Gas Distribution
Delmarva Natural Gas (1)	Delaware/Maryland	$12,283	$350,196
Florida Natural Gas (2)	Florida	16,040	481,573
Natural Gas Transmission
Eastern Shore	Delaware/Maryland/ Pennsylvania	21,369	482,161
Peninsula Pipeline	Florida	10,898	140,494
Aspire Energy Express	Ohio	119	7,503
Electric Distribution
FPU	Florida	5,441	167,264
Total Regulated Energy		$66,150	$1,629,191
(1) Delmarva Natural Gas consists of Delaware division, Maryland division, Sandpiper Energy and Elkton Gas.
(2) Florida Natural Gas consists of Chesapeake Utilities CFG Division and FPU, and FPU's Ft. Meade and Indiantown divisions.
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
Our natural gas and electric distribution operations earn profits on the delivery of natural gas or electricity to customers. The cost of natural gas or electricity that we deliver is passed through to customers under PSC-approved fuel cost recovery mechanisms. The mechanisms allow us to adjust our rates on an ongoing basis without filing a rate case to recover changes in the cost of the natural gas and electricity that we purchase for customers. Therefore, while our distribution operating revenues fluctuate with the cost of natural gas or electricity we purchase, our distribution adjusted gross margin (which we define as operating revenues less purchased gas or electricity cost) is generally not impacted by fluctuations in the cost of natural gas or electricity.
Our natural gas transmission operations bill customers under rate schedules approved by the FERC or at rates negotiated with customers.
Acquisition of Elkton Gas
In July 2020, we closed on the acquisition of Elkton Gas, which provides natural gas distribution service to approximately 7,000 residential and commercial customers within a franchised area of Cecil County, Maryland. See Item 8, Financial Statements and Supplementary Data (Note 4, Acquisitions in the consolidated financial statements) for further information. The results of Elkton Gas are now included within our Delmarva Natural Gas distribution operations.

Operational Highlights
The following table presents operating revenues, volumes and the average number of customers by customer class for our natural gas and electric distribution operations for the year ended December 31, 2021:
Chesapeake Utilities Corporation 2021 Form 10-K     Page 4

	Delmarva Natural Gas Distribution		Florida Natural Gas Distribution (2)		FPU Electric Distribution
Operating Revenues (in thousands)
Residential	$73,539	61%	$41,460	31%	$37,594	48%
Commercial	37,507	31%	34,834	26%	34,591	44%
Industrial	9,160	8%	47,418	35%	2,105	3%
Other (1)	1,289	<1%	10,897	8%	4,010	5%
Total Operating Revenues	$121,495	100%	$134,609	100%	$78,300	100%

Volumes (in Dts for natural gas/KW Hours for electric)
Residential	4,475,634	30%	2,024,286	5%	304,236	49%
Commercial	4,209,015	28%	6,270,574	14%	305,121	49%
Industrial	6,158,412	40%	33,945,702	74%	15,361	2%
Other	313,791	2%	3,418,989	7%	—	—%
Total Volumes	15,156,852	100%	45,659,551	100%	624,718	100%

Average Number of Customers (3)
Residential	87,697	92%	81,635	91%	25,347	78%
Commercial	7,808	8%	5,684	6%	7,328	22%
Industrial	209	<1%	2,540	3%	2	<1%
Other	5	<1%	6	<1%	—	—%
Total Average Number of Customers	95,719	100%	89,865	100%	32,677	100%
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
(2) Florida natural gas distribution includes Chesapeake Utilities' Central Florida Gas division, FPU and FPU's Indiantown and Fort Meade divisions.
(3) Average number of customers is based on the twelve-month average for the year ended December 31, 2021.

The following table presents operating revenues, by customer type, for Eastern Shore and Peninsula Pipeline for the year ended December 31, 2021, as well as contracted firm transportation capacity by customer type, and design day capacity at December 31, 2021:

	Eastern Shore		Peninsula Pipeline
Operating Revenues (in thousands)
Local distribution companies - affiliated (1)	$29,214	38%	$23,510	88%
Local distribution companies - non-affiliated	24,685	32%	840	3%
Commercial and industrial - affiliated	—	—%	1,120	4%
Commercial and industrial - non-affiliated	22,993	30%	264	1%
Other (2)	19	<1%	896	4%
Total Operating Revenues	$76,911	100%	$26,630	100%

Contracted firm transportation capacity (in Dts/d)
Local distribution companies - affiliated	153,295	50%	306,400	36%
Local distribution companies - non-affiliated	56,576	18%	534,825	63%
Commercial and industrial - affiliated	—	—%	1,500	<1%
Commercial and industrial - non-affiliated	98,540	32%	5,100	1%
Total Contracted firm transportation capacity	308,411	100%	847,825	100%

Design day capacity (in Dts/d)	308,411	100%	847,825	100%
(1) Eastern Shore's and Peninsula Pipeline's service to our local distribution affiliates is based on the respective regulator's approved rates and is an integral component of the cost associated with providing natural gas supplies to the end users of those affiliates. We eliminate operating revenues of these entities against the natural gas costs of those affiliates in our consolidated financial information; however, our local distribution affiliates include this amount in their purchased fuel cost and recover it through fuel cost recovery mechanisms.
(2) Operating revenues from "Other" sources are from the rental of gas properties.
Chesapeake Utilities Corporation 2021 Form 10-K Page 5

Regulatory Overview
The following table highlights key regulatory information for each of our principal Regulated Energy operations. Peninsula Pipeline and Aspire Energy Express are not regulated with regard to cost of service by either the Florida PSC or Ohio PUC respectively, or FERC and is therefore excluded from the table. See Item 8, Financial Statements and Supplementary Data (Note 19, Rates and Other Regulatory Activities, in the consolidated financial statements) for further discussion on the impact of this legislation on our regulated businesses.

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

In late 2019, the Florida PSC approved an interim rate increase, subject to refund, effective January 1, 2020, associated with the restoration effort following Hurricane Michael. We fully reserved these interim rates, pending a final resolution and settlement of the limited proceeding. In September 2020, the Florida PSC approved a settlement agreement between FPU and the Office of the Public Counsel regarding final cost recovery and rates associated with Hurricane Michael. The settlement agreement allowed us to: (a) refund the over-collection of interim rates through the fuel clause; (b) record regulatory assets for storm costs in the amount of $45.8 million including interest which will be amortized over six years; (c) recover these storm costs through a surcharge totaling $7.7 million annually; and (d) collect an annual increase in revenue of $3.3 million to recover capital costs associated with new plant investments and a regulatory asset for the cost of removal and unrecovered plant costs. The new base rates and storm surcharge were effective on November 1, 2020.

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
Chesapeake Utilities Corporation 2021 Form 10-K     Page 6

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

Operation(s)/Division(s)	Jurisdiction	Infrastructure mechanism	Revenue normalization
Delaware division	Delaware	Yes	No
Maryland division	Maryland	No	Yes
Sandpiper Energy	Maryland	Yes	Yes
Elkton Gas	Maryland	Yes	Yes
FPU and Central Florida Gas natural gas divisions	Florida	Yes	No
FPU electric division	Florida	Yes	No
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
Competition
Natural Gas Distribution
While our natural gas distribution operations do not compete directly with other distributors of natural gas for residential and commercial customers in our service areas, we do compete with other natural gas suppliers and alternative fuel providers for sales to industrial customers. Large customers could bypass our natural gas distribution systems and connect directly to intrastate or interstate transmission pipelines, and we compete in all aspects of our natural gas business with alternative energy sources, including electricity, oil, propane and renewables. The most effective means to compete against alternative fuels are lower prices, superior reliability and flexibility of service. Natural gas historically has maintained a price advantage in the residential, commercial and industrial markets, and reliability of natural gas supply and service has been excellent. In addition, we provide flexible pricing to our large customers to minimize fuel switching and protect these volumes and their contributions to the profitability of our natural gas distribution operations.
Natural Gas Transmission
Our natural gas transmission business competes with other interstate and intrastate pipeline companies to provide service to large industrial, generation and distribution customers, primarily in the northern portion of the Delmarva Peninsula and in Florida. Our transmission business in Ohio, Aspire Energy Express, services one client, Guernsey Power Station, to which it is the sole supplier.
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
Chesapeake Utilities Corporation 2021 Form 10-K Page 7

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
Our Florida natural gas distribution operation uses Peninsula Pipeline and Peoples Gas to transport natural gas where there is no direct connection with FGT. In November 2020, FPU natural gas distribution and Eight Flags entered into separate 10-year asset management agreements with Emera Energy Services, Inc. to manage their natural gas transportation capacity. An agreement with Florida Southeast Connection LLC commenced in June 2020 for additional service to Palm Beach County for an initial term through December 2044.
A summary of our pipeline capacity contracts follows:

		Maximum Daily Firm Transportation Capacity (Dts)	Contract Expiration Date
Division	Pipeline
Delmarva Natural Gas Distribution	Eastern Shore	151,026	2022-2035
	Columbia Gas(1)	5,246	2023-2024
	Transco(1)	30,419	2022-2028
	TETLP(1)	50,000	2027

Florida Natural Gas Distribution	Gulfstream(2)	10,000	2022
	FGT	45,909 - 77,317	2023-2041
	Peninsula Pipeline	306,400	2033-2048
	Peoples Gas	12,660	2022-2024
	Florida Southeast Connection LLC	5,000	2044
	Southern Natural Gas Company	1,750	2030
(1) Transco, Columbia Gas and TETLP are interstate pipelines interconnected with Eastern Shore's pipeline
(2) Pursuant to a capacity release program approved by the Florida PSC, all of the capacity under this agreement has been released to various third parties. Under the terms of these capacity release agreements, Chesapeake Utilities is contingently liable to Gulfstream should any party, that acquired the capacity through release, fail to pay the capacity charge.
Eastern Shore has three agreements with Transco for a total of 7,292 Dts/d of firm daily storage injection and withdrawal entitlements and total storage capacity of 288,003 Dts. These agreements expire in March 2023. Eastern Shore retains these firm storage services in order to provide swing transportation service and firm storage service to customers requesting such services.
Aspire Energy Express, our Ohio intrastate pipeline subsidiary, entered into a precedent agreement for firm transportation capacity with Guernsey Power Station, who is currently constructing a power generation facility. Aspire Energy Express will provide firm natural gas transportation service to this facility. Guernsey Power Station commenced construction of the project in October 2019. Aspire Energy Express completed construction of the gas transmission facilities to the power generation facility in the fourth quarter of 2021 and expects to begin billing for transportation services in the first quarter of 2022.
Electric Distribution
Our Florida electric distribution operation purchases wholesale electricity under the power supply contracts summarized
Chesapeake Utilities Corporation 2021 Form 10-K     Page 8

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
Unregulated Energy

Overview
The following table presents net income for the year ended December 31, 2021 and total assets as of December 31, 2021, for our Unregulated Energy segment by operation and area served:

Operations	Area Served	Net Income	Total Assets
(in thousands)
Propane Operations (Sharp, Diversified Energy, FPU and Flo-gas) (1)	Delaware, Maryland, Virginia, Pennsylvania, North Carolina, South Carolina, Florida	$11,651	$197,340
Energy Transmission (Aspire Energy)	Ohio	3,060	141,473
Energy Generation (Eight Flags)	Florida	1,900	38,060
Marlin Gas Services	The Eastern U.S.	370	61,567
Total		$16,981	$438,440
(1) Includes results and total assets for Western Natural Gas, which we acquired in October 2020. See Item 8, Financial Statements and Supplementary Data (Note 4, Acquisitions in the consolidated financial statements) for further information.
Propane Operations
Our propane operations sell propane to residential, commercial/industrial, wholesale and AutoGas customers, in the Mid-Atlantic region, North Carolina, South Carolina and Florida, through Sharp Energy, Inc., Sharpgas, Inc., Diversified Energy, FPU and Flo-gas. We deliver to and bill our propane customers based on two primary customer types: bulk delivery customers and metered customers. Bulk delivery customers receive deliveries into tanks at their location. We invoice and record revenues for these customers at the time of delivery. Metered customers are either part of an underground propane distribution system or have a meter installed on the tank at their location. We invoice and recognize revenue for these customers based on their consumption as dictated by scheduled meter reads. As a member of AutoGas Alliance, we install and support propane vehicle conversion systems for vehicle fleets and provide on-site fueling infrastructure.
Chesapeake Utilities Corporation 2021 Form 10-K Page 9

Propane Operations - Operational Highlights
For the year ended December 31, 2021, operating revenues, volumes sold and average number of customers by customer class for our propane operations were as follows:

	Operating Revenues (in thousands)(2)		Volumes (in thousands of gallons)(2)		Average Number of Customers (1)(2)

Residential bulk	$40,002	28%	14,326	21%	44,866	65%
Residential metered	17,095	12%	5,894	9%	17,486	25%
Commercial bulk	31,695	22%	17,124	25%	6,327	10%
Commercial metered	1,764	1%	641	1%	234	<1%
Wholesale	30,965	22%	26,762	39%	48	<1%
AutoGas	5,678	4%	3,652	5%	92	<1%
Other (3)	14,883	11%	—	—%	—	—%
Total	$142,082	100%	68,399	100%	69,053	100%

(1) Average number of customers is based on a twelve-month average for the year ended December 31, 2021.
(2) Operating revenues, volumes and average customer includes those for Diversified Energy that was acquired in December 2021. See Item 8, Financial Statements and Supplementary Data (Note 4, Acquisitions in the consolidated financial statements) for further information.
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
Supplies, Transportation and Storage
We purchase propane from major oil companies and independent natural gas liquids producers. Propane is transported by truck and rail to our bulk storage facilities in Pennsylvania, Delaware, Maryland, Virginia, North Carolina, South Carolina and Florida which have a total storage capacity of 8.9 million gallons. Deliveries are made from these facilities by truck to tanks located on customers’ premises or to central storage tanks that feed our underground propane distribution systems. While propane supply has traditionally been adequate, significant fluctuations in weather, closing of refineries and disruption in supply chains, could cause temporary reductions in available supplies.
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
Unregulated Energy Transmission and Supply (Aspire Energy)
Aspire Energy owns approximately 2,800 miles of natural gas pipeline systems in 40 counties in Ohio. The majority of Aspire Energy’s revenues are derived from long-term supply agreements with Columbia Gas of Ohio and Consumers Gas Cooperative ("CGC"), which together serve more than 22,000 end-use customers. Aspire Energy purchases natural gas to serve these customers from conventional producers in the Marcellus and Utica natural gas production areas. In October 2021, Aspire Energy completed construction of its Noble Road Landfill RNG pipeline project, which began transporting RNG generated from the landfill to Aspire Energy’s pipeline system in January of 2022, displacing conventionally produced natural gas. The RNG volume is estimated to represent nearly 10 percent of Aspire Energy’s gas gathering volumes in the future. In addition, Aspire Energy earns revenue by gathering and processing natural gas for customers.
Chesapeake Utilities Corporation 2021 Form 10-K     Page 10

For the twelve-month period ended December 31, 2021, Aspire Energy's operating revenues and deliveries by customer type were as follows:

	Operating revenues		Deliveries
	(in thousands)	% of Total	(in thousands Dts)	% of Total
Supply to Columbia Gas of Ohio	$15,062	39%	2,556	44%
Supply to CGC	16,111	42%	1,675	29%
Supply to Marketers - unaffiliated	4,778	13%	1,507	26%
Other (including natural gas gathering and processing)	2,212	6%	71	1%
Total	$38,163	100%	5,809	100%
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
Marlin Gas Services
Marlin Gas Services is a supplier of mobile CNG and virtual pipeline solutions, primarily to utilities and pipelines. Marlin Gas Services provides temporary hold services, pipeline integrity services, emergency services for damaged pipelines and specialized gas services for customers who have unique requirements. These services are provided by a highly trained staff of drivers and maintenance technicians who safely perform these functions throughout the eastern United States. Marlin Gas Services maintains a fleet of CNG trailers, mobile compression equipment, LNG tankers and vaporizers, and an internally developed patented regulator system which allows for delivery of over 7,000 Dts/d of natural gas. Marlin Gas Services continues to actively expand the territories it serves, as well as leveraging its fleet of equipment and patented technologies to serve liquefied natural gas and RNG market needs.
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

Our Team Drives Our Performance
Our employees are the key to our success. Our leadership and human resources teams are responsible for attracting and retaining top talent. In 2021, the Company hired a new Chief Human Resources Officer, with expertise in diverse candidate recruitment, to ensure that we continue to expand our candidate pools to better reflect the diverse demographics of the communities we serve.

Throughout our organization, we seek to promote from within, reviewing strategic positions regularly and identifying potential internal candidates to fill those positions, evaluating critical job skill sets to identify competency gaps and creating developmental plans to facilitate employee professional growth. We provide training and development programs as well as tuition reimbursement to promote continued professional growth.

As of December 31, 2021, we had a total of 1,007 employees, 110 of whom are union employees represented by two labor unions: the International Brotherhood of Electrical Workers and the United Food and Commercial Workers Union. The
Chesapeake Utilities Corporation 2021 Form 10-K Page 11

collective bargaining agreements with these labor unions expire in 2022. We consider our relationships with employees, including those covered by collective bargaining agreements, to be in good standing. We provide a competitive Total Rewards package for our employees including health insurance coverage, wellness initiatives, retirement savings benefits, paid time off, employee assistance programs, educational and tuition reimbursement, competitive pay, career growth opportunities, paid volunteer time, and a culture of recognition. In 2021, the Company was recognized as a Top Workplace for the tenth consecutive year. These honors were based entirely on feedback from employees who were surveyed by the research firm ‘Energage’. In early 2022, the Company was recognized nationally as a 2022 Top Workplace USA recipient among mid-sized companies for the second consecutive year. These recognitions are a testament to our employees’ commitment to excellence. Our employees are the backbone of our continued growth and success.

In 2020, we enhanced our diversity initiatives and established an Equity, Diversity and Inclusion (“EDI”) Council. The Council recommends and promotes our EDI strategy, advises employee resource groups (“ERGs”) and works with our operating units and support teams on EDI initiatives. The EDI Council’s charter includes the following objectives:

•Build a more diverse and inclusive workforce
•Promote a culture of understanding, equality and inclusion
•Educate employees about the benefits of diversity at Chesapeake Utilities
•Support community programs and organizations that are diverse and inclusive
•Provide guidance on EDI matters for the Company

The Chesapeake Utilities EDI Council includes members of our leadership team, the chairs of each of our ERGs and other individuals in key support roles. The CEO receives a regular report on the achievements of the EDI Council, strategic direction of initiatives, resource needs and issues that require policy decisions or other actions.

In 2021, there were six active ERGs meeting throughout the Company. Early in 2022, two new ERGs were added. ERGs are voluntary, employee-led groups that focus on shared identities, affinities and experiences and seek to apply those perspectives to initiatives that create value throughout the Company. The ERGs support the members' personal growth and professional development, and help develop learning programs and community service opportunities throughout the Company. ERGs also help foster a sense of belonging by creating a deep and intentional community that extends beyond an employee’s day-to-day team and colleagues into a companywide network.

COVID-19 Response
In March 2020, the United States declared a national emergency in response to the COVID-19 pandemic. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These restrictions significantly impacted economic conditions in the United States in 2020 and continued into 2021. Chesapeake Utilities is considered an “essential business,” which has allowed us to continue operational activities and construction projects while adhering to the social distancing restrictions that were in place.

Throughout 2021, restrictions continued to be lifted as vaccines have become widely available in the United States. For example, the state of emergency in Florida was terminated in May 2021 followed by Delaware and Maryland in July 2021, resulting in reduced restrictions. The expiration of the states of emergency in our service territories, along with the settlement of our limited proceeding in Florida, has concluded our ability to defer incremental pandemic related costs for consideration through the applicable regulatory process.

We have been closely following the legal process related to the Occupational Safety and Health Administration (OSHA) Emergency Temporary Standard (ETS) mandating that all employers, with 100 or more employees, require COVID-19 vaccinations or weekly testing, which made its way to the United States Supreme Court. While OSHA has withdrawn the ETS as a temporary standard following the Supreme Court’s ruling, we will continue to monitor its status as a proposed rule. In light of the continued emergence and growing prevalence of the new variants of COVID-19, such as the Omicron variant, we continue to operate under our pandemic response plan, monitor developments affecting employees, customers, suppliers, and stockholders and take all precautions warranted to operate safely and to comply with the CDC and OSHA standards, in order to protect our employees, customers and the communities we serve. We continue to hold regular companywide all employee calls and leadership meetings with our President and CEO to discuss, among other things, matters pertaining to COVID-19, in addition to distributing frequent, routine communications updates. The Company’s Board met regularly and virtually, throughout 2021, and received updates on the Company’s actions related to COVID-19, the Company’s safety
Chesapeake Utilities Corporation 2021 Form 10-K     Page 12

protocols, and ongoing monitoring, including updates on the Company’s COVID-19 Human Resources Taskforce’s priorities and current employee health statistics, and the Company’s risk posture.

Workplace Safety
We believe that there is nothing more important than the safety of our team, our customers and our communities. We are committed to ensuring safety is at the center of our culture and the way we do business. The importance of safety is exhibited throughout the entire organization, with the direction and tone set by both our Board and our President and CEO, and including required attendance at monthly safety meetings, routine safety training and the inclusion of safety moments at key team meetings.

To maintain safety as a priority, our employees remain committed and work together to ensure that our plans, programs, policies and behaviors are aligned with our aspirations as a Company. The achievement of superior safety performance is both an important short-term and long-term strategic initiative in managing our operations. In November 2020, we announced the completion of our state-of-the art training facility in Dover, Delaware. ‘Safety Town’ now serves as a resource for training our employees who build, maintain and operate our natural gas infrastructure, offering hands-on training and fully immersive, on-the-job field experiences. First responders and other community partners also benefit from the simulated environment and conditions they could encounter as they enter homes in the community. We are excited to start construction of a second ‘Safety Town’ facility in Florida in 2022.

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

Information About Executive Officers

Chesapeake Utilities Corporation 2021 Form 10-K Page 13

Set forth below are the names, ages, and positions of our executive officers with their recent business experience. The age of each officer is as of the filing date of this Annual Report.

Name	Age	Executive Officer Since	Offices Held During the Past Five Years
Jeffry M. Householder	64	2010	President (January 2019 - present) Chief Executive Officer (January 2019 - present) Director (January 2019 - present) President of FPU (June 2010 - February 2019)
Beth W. Cooper	55	2005	Executive Vice President (February 2019 - present)
Chief Financial Officer (September 2008 - present)
Senior Vice President (September 2008 - February 2019)
			Assistant Corporate Secretary (March 2015 - present)
James F. Moriarty	64	2015	Executive Vice President (February 2019 - present) General Counsel & Corporate Secretary (March 2015 - present) Chief Policy and Risk Officer (February 2019 - present)
Senior Vice President (February 2017 - February 2019) Vice President (March 2015 - February 2017)

Kevin J. Webber	63	2010	Chief Development Officer (January 2022 - present)
			Senior Vice President (February 2019 - present) President FPU (February 2019 - December 2019) Vice President Gas Operations and Business Development Florida Business Units (July 2010 - February 2019)
Jeffrey S. Sylvester	52	2019	Chief Operating Officer (January 2022 - present) Senior Vice President (December 2019 - present) Vice President Black Hills Energy (October 2012 - December 2019)
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
•Code of Ethics for Financial Officers;
•Corporate Governance Guidelines; and
•Charters for the Audit Committee, Compensation Committee, Investment Committee, and Corporate Governance Committee of the Board of Directors.

Any of these reports or documents may also be obtained by writing to: Corporate Secretary; c/o Chesapeake Utilities Corporation, 500 Energy Lane Suite 100, Dover, DE 19904.

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
Chesapeake Utilities Corporation 2021 Form 10-K     Page 14

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
Our long-term debt obligations and the Revolver contain financial covenants related to debt-to-capital ratios and interest-coverage ratios. Failure to comply with any of these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of outstanding debt obligations or the inability to borrow under certain credit agreements. Any such acceleration could cause a material adverse change in our financial condition. As of December 31, 2021, we were in compliance with all of our covenants.

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
Current market conditions could adversely impact the return on plan assets for FPU's pension plan, which may require significant additional funding.
In 2021, the Company terminated the Chesapeake Utilities pension plan. The FPU pension plan is closed to new employees, and the future benefits are frozen. The costs of providing benefits and related funding requirements of the FPU plan is subject to changes in the market value of the assets that fund the plan and the discount rates used to estimate the pension benefit obligations. The funded status of the plans and the related costs reflected in our financial statements are affected by various factors that are subject to an inherent degree of uncertainty, particularly in the current economic environment. Future losses of asset values and further declines in discount rates may necessitate accelerated funding of the plans to meet minimum federal government requirements and may result in higher pension expense in future years. Adverse changes in the benefit obligations of the FPU pension plan may require us to record higher pension expense and fund obligations earlier than originally planned, which would have an adverse impact on our cash flows from operations, decrease borrowing capacity and increase interest expense.
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
Chesapeake Utilities Corporation 2021 Form 10-K Page 15

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
Chesapeake Utilities Corporation 2021 Form 10-K     Page 16

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

On September 9, 2021, President Biden issued an executive order (the “Executive Order”) requiring most employers with U.S. Government contracts to ensure that their U.S.-based employees, contractors, and subcontractors, that work on or in support of U.S. Government contracts, be fully vaccinated by December 8, 2021.This date was later postponed to January 4, 2022, to allow for the final dose of the vaccine to be administered. However, a number of federal district courts enjoined the enforcement of this federal contractor mandate. As such, the federal government cannot, at present, enforce the Executive
Chesapeake Utilities Corporation 2021 Form 10-K Page 17

Order and its vaccine mandate against federal contractors. The various district court orders enjoining enforcement are being appealed by the federal government.

At this time, it is not possible to predict with certainty the nature and extent to which we will be subject to the Executive Order, or impact the Executive Order will have on us or on our workforce. Additional vaccine mandates may be announced in other jurisdictions in which we operate, or by governmental agencies with which we provide services. Implementation of these requirements by us may result in employee attrition, including attrition of critically skilled labor, absenteeism within our skilled labor force, challenges securing future labor needs, inefficiencies connected to employee turnover, and costs associated with implementation and on-going compliance, which could have a material adverse effect on our business, financial condition and results of operations.
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
Our ability to increase revenues in our natural gas, propane and electric distribution businesses is dependent upon growth in the residential construction market, adding new commercial and industrial customers and conversion of customers to natural gas, electricity or propane from other energy sources. Slowdowns in growth may adversely affect our results of operations, cash flows and financial condition.
Energy conservation could lower energy consumption, which would adversely affect our earnings.
Federal and state legislative and regulatory initiatives to promote energy efficiency, conservation and the use of alternative energy sources could lower energy consumption by our customers. In addition, higher costs of natural gas, propane and electricity may cause customers to conserve fuel. To the extent a PSC or the FERC does not allow the recovery through customer rates of higher costs or lower consumption from energy efficiency or conservation, and our propane retail prices cannot be increased due to market conditions, our results of operations, cash flows and financial condition may be adversely affected.
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
Chesapeake Utilities Corporation 2021 Form 10-K     Page 18

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

Chesapeake Utilities Corporation 2021 Form 10-K Page 19

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
Our operations are subject to the operating hazards and risks normally incidental to handling, storing, transporting, transmitting and delivering natural gas, electricity and propane to end users. From time to time, we are a defendant in legal proceedings arising in the ordinary course of business. We maintain insurance coverage for our general liabilities in the amount of $52 million, which we believe is reasonable and prudent. However, there can be no assurance that such insurance will be adequate to protect us from all material expenses related to potential future claims for personal injury and property damage or that such levels of insurance will be available in the future at economical prices.
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
We are subject to income and other taxes in the U.S. and the states in which we operate. Changes in applicable state or U.S. tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our tax expense and profitability. In addition, the final determination of any tax audits or related litigation could be materially different from our historical income tax provisions and accruals. Changes in our tax provision or an increase in our tax liabilities, due to changes in applicable law and regulations, the interpretation or application thereof, future changes in the tax rate or a final determination of tax audits or litigation, could have a material adverse effect on our financial position, results of operations or cash flows.
Our business may be subject in the future to additional regulatory and financial risks associated with global warming and climate change.
Chesapeake Utilities Corporation 2021 Form 10-K     Page 20

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

We face risks related to widespread public concerns, including the COVID-19 outbreak.

The actual or perceived effects of a disease outbreak, epidemic, pandemic or similar widespread public health concern, such as COVID-19, could negatively affect our operations, liquidity, financial condition, cash flows and results of operations. The outbreak of COVID-19 has adversely impacted economic activity and conditions worldwide. In particular, efforts to control the spread of COVID-19 led to shutdowns of customer operations and disrupted financial markets and supply chains.

We continue to respond to COVID-19 by taking steps to mitigate the impact of its spread and the potential risks to us. We provide a critical service to our customers, which means that it is paramount that we keep our employees who operate our businesses safe and minimize unnecessary risk of the exposure to COVID-19. We continue to operate under our Pandemic Response Plan that dates back to 2007. This plan guides our emergency response, business continuity, and the precautionary measures we have been taking on behalf of our employees, our customers and the communities we serve. We continue to take extra precautions for our employees who work in the field and for employees who continue to work in our facilities, and we have maintained work from home policies where appropriate. We continue to operate under restricted travel plans, minimize movement between offices, utilize virtual, or on-line work, meetings and events, and employ “social distancing” as directed by the CDC and state and local governments in the areas we serve. We have suspended walk-in customer access to our natural gas, propane and electric offices, and reminded customers of our online and direct mail payment options. We continue to utilize multiple organizational teams and task forces to guide us through ever changing key aspects of this pandemic. We have instituted measures to ensure our supply chains remain open to us; however, there could be global shortages that will impact our maintenance and capital programs that we currently cannot anticipate. We will continue to monitor developments affecting our workforce, our customers and our suppliers, and we will take additional precautions that we determine are necessary in order to mitigate the impacts. We continue to implement measures to ensure that our systems remain functional in order to both serve our operational needs with a remote workforce and keep them running to ensure uninterrupted service to our customers. To date, the crisis has not had a material effect on the Company.

Chesapeake Utilities Corporation 2021 Form 10-K Page 21

The extent to which COVID-19 impacts our future results, financial position and liquidity will depend on many factors. At the present time, not all of these factors can be predicted, including new information, which may emerge concerning the severity and duration of the pandemic or any subsequent mutations, the actions mandated by governmental authorities to contain COVID-19 and the availability and timing to identified vaccines, among others.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. Properties.
Offices and other operational facilities
We own or lease offices and other operational facilities in our service territories located in Delaware, Maryland, Virginia, North Carolina, South Carolina, Florida, Pennsylvania and Ohio.
Chesapeake Utilities Corporation 2021 Form 10-K     Page 22

Regulated Energy Segment
The following table presents a summary of miles of assets operated by our natural gas distribution, natural gas transmission and electric business units as of December 31, 2021:

Operations	Miles
Natural Gas Distribution
Delmarva Natural Gas (Natural gas pipelines)	1,934
Delmarva Natural Gas (Underground propane pipelines)	32
Central Florida Gas and FPU (Natural gas pipelines)	3,030
Natural Gas Transmission
Eastern Shore	516
Peninsula Pipeline	144
Aspire Energy Express (1)	—
Electric Distribution
FPU	906
Total	6,562

(1) Aspire Energy Express had less than 1 mile of natural gas pipeline at December 31, 2021.

Peninsula Pipeline also has a 50 percent jointly owned intrastate transmission pipeline with Seacoast Gas Transmission, LLC ("Seacoast Gas Transmission") in Nassau County, Florida. The 26-mile pipeline will serve growing demand in both Nassau and Duval Counties.
Unregulated Energy Segment
As of December 31, 2021 the following table presents propane storage capacity, miles of underground distribution mains and transmission for our Unregulated Energy Segment operations:

Operations	Gallons or miles
Propane distribution
Propane storage capacity (gallons in millions)	8.9
Underground propane distribution mains (miles)	198
Unregulated Energy Transmission and gathering (Aspire Energy)
Natural gas pipelines (miles)	2,800

ITEM 3. Legal Proceedings.
See Note 21, Other Commitments and Contingencies in the Consolidated Financial Statements, which is incorporated into Item 3 by reference.

ITEM 4. Mine Safety Disclosures.
Not applicable.

Chesapeake Utilities Corporation 2019 Form 10-K Page 23

PART II
ITEM 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock Dividends and Stockholder Information:
Chesapeake Utilities common stock is traded on the New York Stock Exchange ("NYSE") under the ticker symbol CPK. As of February 18, 2022, we had 2,075 holders of record of our common stock. We declared quarterly cash dividends on our common stock totaling $1.880 per share in 2021 and $1.725 per share in 2020, and have paid a cash dividend to our common stock stockholders for 61 consecutive years. Future dividend payments and amounts are at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, and other factors.
Indentures to our long-term debt contain various restrictions which limit our ability to pay dividends. Refer to Item 8, Financial Statements and Supplementary Data (see Note 13, Long-Term Debt, in the consolidated financial statements) for additional information.
Purchases of Equity Securities by the Issuer
The following table sets forth information on purchases by us or on our behalf of shares of our common stock during the quarter ended December 31, 2021.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
Period
October 1, 2021 through October 31, 2021 (1)	431	$128.24	—	—
November 1, 2021 through November 30, 2021	—	—	—	—
December 1, 2021 through December 31, 2021	—	—	—	—
Total	431	$128.24	—	—
(1) In October 2021, we purchased 431 shares of common stock on the open market for the purpose of reinvesting the dividend on shares held in the Rabbi Trust accounts under the Non-Qualified Deferred Compensation Plan. The Non-Qualified Deferred Compensation Plan is discussed in detail in Item 8, Financial Statements and Supplementary Data (see Note 17, Employee Benefit Plans, in the consolidated financial statements).
(2) Except for the purpose described in footnote (1), we have no publicly announced plans or programs to repurchase our shares.
Discussion of our compensation plans, for which shares of our common stock are authorized for issuance, is included in the section of our Proxy Statement captioned “Equity Compensation Plan Information” and is incorporated herein by reference.
Chesapeake Utilities Corporation 2021 Form 10-K Page 24

Common Stock Performance Graph
The stock performance graph and table below compares cumulative total stockholder return on our common stock during the five fiscal years ended December 31, 2021, with the cumulative total stockholder return of the Standard & Poor’s 500 Index and the cumulative total stockholder return of select peers, which include the following companies: Atmos Energy Corporation; Black Hills Corporation; New Jersey Resources Corporation; NiSource Inc.; Northwest Natural Holding Company; NorthWestern Corporation; ONE Gas Inc.; RGC Resources, Inc.; South Jersey Industries, Inc.; Spire Inc. and Unitil Corporation.
The comparison assumes $100 was invested on December 31, 2016 in our common stock and in each of the foregoing indices and assumes reinvested dividends. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

Stock Performance
$250
$200
$150
$100
2016
2017
2018
2019
2020
2021
Chesapeake Utilities
Industry Index
S&P 500 Index

	2016	2017	2018	2019	2020	2021
Chesapeake Utilities	$100	$119	$126	$151	$174	$237
Industry Index	$100	$114	$122	$170	$121	$160
S&P 500 Index	$100	$122	$116	$153	$181	$233

Chesapeake Utilities Corporation 2021 Form 10-K Page 25

ITEM 6. [RESERVED]

Chesapeake Utilities Corporation 2021 Form 10-K     Page 26

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

In March 2020, the CDC declared a national emergency due to the rapidly growing outbreak of COVID-19. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These restrictions significantly impacted economic conditions in the United States in 2020 and continued in some capacity throughout all of 2021. Chesapeake Utilities is considered an “essential business,” which has allowed us to continue operational activities and construction projects while adhering to the social distancing restrictions that were in place.

Throughout 2021, restrictions continued to be lifted as vaccines have become widely available in the United States. For example, the state of emergency in Florida was terminated in May 2021 followed by Delaware and Maryland in July 2021, resulting in reduced restrictions. The expiration of the states of emergency in our service territories, along with the settlement of our limited proceeding in Florida, has concluded our ability to defer incremental pandemic related costs for consideration through the applicable regulatory process.

We have been closely following the legal process related to the Occupational Safety and Health Administration (OSHA) Emergency Temporary Standard (ETS) mandating that all employers, with 100 or more employees, require COVID-19 vaccinations or weekly testing, which made its way to the United States Supreme Court. While OSHA has withdrawn the ETS as a temporary standard following the Supreme Court’s ruling, we will continue to monitor its status as a proposed rule. In light of the continued emergence and growing prevalence of the new variants of COVID-19, such as the Omicron variant, we continue to operate under our pandemic response plan, monitor developments affecting employees, customers, suppliers, and stockholders and take all precautions warranted to operate safely and to comply with the CDC and OSHA standards, in order to protect our employees, customers and the communities we serve. Refer to Item 8, Financial Statements and Supplementary Data, Note 19, Rates and Other Regulatory Activities, for further information on the potential deferral of incremental expenses associated with COVID-19.
Earnings per share information is presented on a diluted basis, unless otherwise noted.
The following discussions and those later in the document on operating income and segment results include the use of the term Adjusted Gross Margin which is a non-GAAP measure throughout our discussion on operating results. Adjusted Gross Margin is calculated by deducting the purchased cost of natural gas, propane and electricity and the cost of labor spent on direct revenue-producing activities from operating revenues. The costs included in Adjusted Gross Margin exclude depreciation and amortization and certain costs presented in operations and maintenance expenses in accordance with regulatory requirements. Adjusted Gross Margin should not be considered an alternative to Gross Margin under U.S. GAAP which is defined as the excess of sales over cost of goods sold. We believe that Adjusted Gross Margin, although a non-GAAP measure, is useful and meaningful to investors as a basis for making investment decisions. It provides investors with information that demonstrates the profitability achieved by us under our allowed rates for regulated energy operations and under our competitive pricing structures for our unregulated energy operations. Our management uses Adjusted Gross Margin as one of the financial measures in assessing our business units’ performance. Other companies may calculate Adjusted Gross Margin in a different manner.
The below tables reconcile Gross Margin as defined under GAAP to our non-GAAP measure of Adjusted Gross Margin for the years ended December 31, 2021, 2020 and 2019:

Chesapeake Utilities Corporation 2021 Form 10-K Page 27

	For the Year Ended December 31, 2021
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Operating Revenues	$383,920	$206,869	$(20,821)	$569,968
Cost of Sales:
Natural gas, propane and electric costs	(100,737)	(106,900)	20,686	(186,951)
Depreciation & amortization	(48,748)	(13,869)	(44)	(62,661)
Operations & maintenance expense (1)	(32,890)	(24,168)	334	(56,724)
Gross Margin (GAAP)	201,545	61,932	155	263,632
Operations & maintenance expense (1)	32,890	24,168	(334)	56,724
Depreciation & amortization	48,748	13,869	44	62,661
Adjusted Gross Margin (Non-GAAP)	$283,183	$99,969	$(135)	$383,017

	For the Year Ended December 31, 2020
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Operating Revenues	$352,746	$152,526	$(17,074)	$488,198
Cost of Sales:
Natural gas, propane and electric costs	(91,994)	(62,780)	16,836	(137,938)
Depreciation & amortization	(46,079)	(11,988)	(50)	(58,117)
Operations & maintenance expense (1)	(31,237)	(22,914)	298	(53,853)
Gross Margin (GAAP)	183,436	54,844	10	238,290
Operations & maintenance expense (1)	31,237	22,914	(298)	53,853
Depreciation & amortization	46,079	11,988	50	58,117
Adjusted Gross Margin (Non-GAAP)	$260,752	$89,746	$(238)	$350,260

	For the Year Ended December 31, 2019
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Operating Revenues	$343,006	$154,150	$(17,551)	$479,605
Cost of Sales:
Natural gas, propane and electric costs	(102,803)	(68,885)	17,187	(154,501)
Depreciation & amortization	(35,227)	(10,130)	(67)	(45,424)
Operations & maintenance expense (1)	(30,219)	(22,025)	334	(51,910)
Gross Margin (GAAP)	174,757	53,110	(97)	227,770
Operations & maintenance expense (1)	30,219	22,025	(334)	51,910
Depreciation & amortization	35,227	10,130	67	45,424
Adjusted Gross Margin (Non-GAAP)	$240,203	$85,265	$(364)	$325,104
(1) Operations & maintenance expenses within the Consolidated Statements of Income are presented in accordance with regulatory requirements and to provide comparability within the industry. Operations & maintenance expenses which are deemed to be directly attributable to revenue producing activities have been separately presented above in order to calculate Gross Margin as defined under U.S. GAAP.
Chesapeake Utilities Corporation 2021 Form 10-K     Page 28

2021 to 2020 Gross Margin (GAAP) Variance – Regulated Energy

Gross Margin (GAAP) for the Regulated Energy segment for 2021 was $201.5 million, an increase of $18.1 million, or 9.9 percent, compared to 2020. Higher operating gross margin reflects continued pipeline expansions by Eastern Shore and Peninsula Pipeline, organic growth in the natural gas distribution businesses, increased consumption from a return toward pre-pandemic consumption levels and operating results from 2020 and 2021 acquisitions. These increases were partially offset by higher depreciation, amortization related to recent capital investments and acquisitions, increased payroll and benefits costs as well as operating expenses associated with a return toward pre-pandemic conditions.

2020 to 2019 Gross Margin (GAAP) Variance – Regulated Energy

Gross Margin (GAAP) for the Regulated Energy segment for 2020 was $183.4 million, an increase of $8.7 million, or 5.0 percent, compared to 2019. In the fourth quarter of 2020, we established $1.9 million of regulatory assets based on the estimated net incremental expense resulting from the COVID-19 pandemic for our natural gas distribution and electric businesses as currently authorized by the Delaware, Maryland and Florida PSCs. Excluding the estimated unfavorable COVID-19 impacts of $4.2 million for the year, Gross Margin (GAAP) increased $12.9 million as a result of the Hurricane Michael regulatory proceeding settlement, operating results from expansion projects completed by Eastern Shore and Peninsula Pipeline, organic growth in our natural gas distribution businesses, contribution from the Elkton Gas acquisition and additional GRIP investments. These increases were offset by lower customer consumption driven primarily by milder weather; higher depreciation and amortization, including amortization of the regulatory asset associated with the Hurricane Michael regulatory proceeding settlement, new expenses associated with the acquisition of Elkton Gas, and higher other operating expenses.

2021 to 2020 Gross Margin (GAAP) Variance – Unregulated Energy

Gross Margin (GAAP) for the Unregulated Energy segment for 2021 was $61.9 million, an increase of $7.1 million compared to 2020. Higher gross margin is a result of weather that was colder than 2020, higher retail propane margins per gallon and service fees, contributions from the propane acquisitions completed in 2020 and 2021, increased demand for Marlin Gas Services' CNG transportation services and increased customer consumption along with higher rates for Aspire Energy. These increases were partially offset by higher depreciation, amortization and property taxes related to recent capital investments and acquisitions,a return toward pre-pandemic conditions and a general increase in operating expenses to support growth in the business.

2020 to 2019 Gross Margin (GAAP) Variance – Unregulated Energy

Gross Margin (GAAP) for the Unregulated Energy segment for 2020 was $54.8 million, an increase of $1.7 million compared to 2019. Excluding the estimated COVID-19 impacts of $1.7 million, Gross Margin (GAAP) increased $3.4 million due to the acquisitions of the Boulden and Western Natural Gas propane assets, higher retail propane volumes and fees, increased demand for Marlin Gas Services’ CNG transportation services and higher rates for Aspire Energy. These increases were partially offset by reduced volumes from overall warmer temperatures and higher depreciation and amortization expenses associated with recent acquisitions.

Chesapeake Utilities Corporation 2021 Form 10-K Page 29

OVERVIEW AND HIGHLIGHTS

(in thousands except per share data)			Increase			Increase
For the Year Ended December 31,	2021	2020	(decrease)	2020	2019	(decrease)
Business Segment:
Regulated Energy	$106,064	$92,124	$13,940	$92,124	$86,584	$5,540
Unregulated Energy	24,382	20,664	3,718	20,664	19,938	726
Other businesses and eliminations	666	(65)	731	(65)	(237)	172
Operating Income	131,112	112,723	18,389	112,723	106,285	6,438
Other income (expense), net	1,721	3,222	(1,501)	3,222	(1,847)	5,069
Interest charges	20,135	21,765	(1,630)	21,765	22,224	(459)
Income from Continuing Operations Before Income Taxes	112,698	94,180	18,518	94,180	82,214	11,966
Income Taxes on Continuing Operations	29,231	23,538	5,693	23,538	21,114	2,424
Income from Continuing Operations	83,467	70,642	12,825	70,642	61,100	9,542
Income (loss) from Discontinued Operations, Net of Tax	(1)	686	(687)	686	(1,349)	2,035
Gain on sale of Discontinued Operations, Net of tax	—	170	(170)	170	5,402	(5,232)
Net Income	$83,466	$71,498	$11,968	$71,498	$65,153	$6,345
Basic Earnings Per Share of Common Stock
Earnings Per Share from Continuing Operations	$4.75	$4.23	$0.52	$4.23	$3.73	$0.50
Earnings/ Per Share from Discontinued Operations	—	0.05	(0.05)	0.05	0.24	(0.19)
Basic Earnings Per Share of Common Stock	$4.75	$4.28	$0.47	$4.28	$3.97	$0.31
Diluted Earnings Per Share of Common Stock:
Earnings Per Share from Continuing Operations	$4.73	$4.21	$0.52	$4.21	$3.72	$0.49
Earnings Per Share from Discontinued Operations	—	0.05	(0.05)	0.05	0.24	(0.19)
Diluted Earnings Per Share of Common Stock	$4.73	$4.26	$0.47	$4.26	$3.96	$0.30

Chesapeake Utilities Corporation 2021 Form 10-K     Page 30

2021 compared to 2020
Key variances in continuing operations between 2021 and 2020 included:

(in thousands, except per share data)	Pre-tax Income	Net Income	Earnings Per Share
Year ended December 31, 2020 Reported Results from Continuing Operations	$94,180	$70,642	$4.21

Adjusting for unusual items:
Gains from sales of assets	(989)	(724)	(0.04)
Net impact of NOL Carryback related to implementation of the CARES Act	—	(919)	(0.05)
Reduced interest expense related to early extinguishment of FPU mortgage bonds	961	704	0.04
Regulatory deferral of COVID-19 expenses per PSCs orders	2,377	1,741	0.10
	2,349	802	0.05
Increased (Decreased) Adjusted Gross Margins:
Eastern Shore and Peninsula Pipeline service expansions*	7,168	5,250	0.30
Increased customer consumption - primarily weather related	5,519	4,043	0.23
Contributions from 2020 and 2021 acquisitions*	4,773	3,496	0.20
Increased propane margins per gallon and fees	3,638	2,664	0.15
Increased customer consumption - primarily due to return to pre-pandemic consumption	3,418	2,504	0.14
Contributions from regulated infrastructure programs *	3,158	2,313	0.13
Natural gas growth (excluding service expansions)	3,084	2,259	0.13
Improved performance from electric operations	1,015	743	0.04
Higher results from Aspire Energy	325	238	0.01
	32,098	23,510	1.33
(Increased) Decreased Other Operating Expenses (Excluding Natural Gas, Electricity and Propane Costs):
Depreciation, amortization and property tax costs due to new capital investments	(5,995)	(4,391)	(0.25)
Outside services due to growth and a return toward pre-pandemic conditions	(3,403)	(2,493)	(0.14)
Operating expenses from recent acquisitions	(2,914)	(2,134)	(0.12)
Payroll, benefits and other employee-related expenses	(1,756)	(1,286)	(0.07)
Increased facilities and maintenance costs	(1,130)	(828)	(0.05)
	(15,198)	(11,132)	(0.63)

Change in shares outstanding due to 2020 and 2021 equity offerings	—	—	(0.21)
Net Other Changes	(731)	(355)	(0.02)
Year ended December 31, 2021 Reported Results from Continuing Operations	$112,698	$83,467	$4.73
* See the Major Projects and Initiatives table.

Chesapeake Utilities Corporation 2021 Form 10-K Page 31

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

	Adjusted Gross Margin
	Year Ended December 31,			Estimate for Fiscal
(in thousands)	2019	2020	2021	2022	2023
Pipeline Expansions:
Western Palm Beach County, Florida Expansion (1)	$2,139	$4,167	$4,729	$5,227	$5,227
Del-Mar Energy Pathway (1) (2)	731	2,462	4,584	6,867	6,890
Callahan Intrastate Pipeline (2) (3)	—	3,080	7,564	7,564	7,564
Guernsey Power Station	—	—	187	1,380	1,486
Southern Expansion	—	—	—	586	2,344
Winter Haven Expansion	—	—	—	759	976
Beachside Pipeline Expansions	—	—	—	—	2,451
Total Pipeline Expansions	2,870	9,709	17,064	22,383	26,938

CNG Transportation	5,410	7,231	7,566	8,500	9,500

RNG Transportation	—	—	—	1,000	1,000

Acquisitions:
Diversified Energy	—	—	603	11,300	12,000
Elkton Gas	—	1,344	3,548	3,720	3,743
Western Natural Gas	—	389	1,772	2,001	2,061
Escambia Meter Station	—	—	583	1,000	1,000
Total Acquisitions	—	1,733	6,506	18,021	18,804

Regulatory Initiatives:
Florida GRIP	13,939	15,178	16,995	18,797	19,475
Hurricane Michael Regulatory Proceeding	—	10,864	11,492	11,704	11,818
Capital Cost Surcharge Programs	—	523	1,199	2,002	1,961
Elkton STRIDE Plan	—	—	26	299	354
Total Regulatory Initiatives	13,939	26,565	29,712	32,802	33,608

Total	$22,219	$45,238	$60,848	$82,706	$89,850
(1) Includes adjusted gross margin generated from interim services.
(2) Includes adjusted gross margin from natural gas distribution services.
(3) Prior year amounts have been revised to conform to the current period presentation.

Chesapeake Utilities Corporation 2021 Form 10-K     Page 32

Detailed Discussion of Major Projects and Initiatives
Pipeline Expansions

Western Palm Beach County, Florida Expansion
Peninsula Pipeline is constructing four transmission lines to bring additional natural gas to our distribution system in West Palm Beach, Florida. The first phase of this project was placed into service in December 2018 and generated incremental adjusted gross margin of $0.6 million during 2021 compared to 2020. The remainder of the project was completed in the fourth quarter of 2021. We estimate that the project will generate annual adjusted gross margin of $5.2 million in 2022 and beyond.
Del-Mar Energy Pathway
In December 2019, the FERC issued an order approving the construction of the Del-Mar Energy Pathway project. The project was placed into service in the fourth quarter of 2021. The new facilities: (i) include an additional 14,300 Dts/d of firm service to four customers, (ii) provide additional natural gas transmission pipeline infrastructure in eastern Sussex County, Delaware, and (iii) represent the first extension of Eastern Shore’s pipeline system into Somerset County, Maryland. Construction of the project began in January 2020; including interim services in advance of construction completion, the project generated additional adjusted gross margin of $2.1 million for the year ended December 31, 2021. The estimated annual adjusted gross margin from this project, including natural gas distribution service in Somerset County, Maryland, is approximately $6.9 million in 2022 and growing each year thereafter, as the distribution system serving Somerset County further expands to meet demand.

Callahan Intrastate Pipeline
In May 2018, Peninsula Pipeline announced a plan to construct a jointly owned 26-mile intrastate transmission pipeline with Seacoast Gas Transmission in Nassau County, Florida to serve the growing demand in both Nassau and Duval Counties. This project was placed in service in June 2020 and generated $4.5 million in additional adjusted gross margin for the year ended December 31, 2021 including margin from natural gas distribution service. The pipeline is expected to generate $7.6 million annually in adjusted gross margin in 2022 and beyond.

Guernsey Power Station
Guernsey Power Station and the Company's affiliate, Aspire Energy Express, entered into a precedent agreement for firm transportation capacity whereby Guernsey Power Station will construct a power generation facility and Aspire Energy Express will provide firm natural gas transportation service to this facility. Guernsey Power Station commenced construction of the project in October 2019. Aspire Energy Express completed construction of the gas transmission facilities to provide the firm transportation service to the power generation facility in the fourth quarter of 2021. This project is expected to produce adjusted gross margin of approximately $1.4 million in 2022 and $1.5 million in 2023 and beyond.

Southern Expansion
Pending FERC authorization, Eastern Shore plans to install a new natural gas driven compressor skid unit at its existing Bridgeville, Delaware compressor station that will provide 7,300 Dts of incremental firm transportation pipeline capacity. The project is currently estimated to go into service in the fourth quarter of 2022. Eastern Shore expects the Southern Expansion project to generate annual adjusted gross margin of $0.6 million in 2022 and $2.3 million in 2023 and thereafter.

Winter Haven Expansion
In May 2021, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with CFG for an incremental 6,800 Dts/d of firm service in the Winter Haven, Florida area. As part of this agreement, Peninsula Pipeline will construct a new interconnect with FGT and a new regulator station for CFG. CFG will use the additional firm service to support new incremental load due to growth in the area, including providing service, most immediately, to a new can manufacturing facility, as well as reliability and operational benefits to CFG’s existing distribution system in the area. In connection with Peninsula Pipeline’s new regulator station, CFG is also extending its distribution system to connect to the new station. We expect this expansion to generate additional adjusted gross margin of $0.8 million beginning in 2022 and $1.0 million in 2023 and beyond.

Beachside Pipeline Expansion
In June 2021, Peninsula Pipeline and Florida City Gas entered into a Transportation Service Agreement for an incremental 10,176 Dts/d of firm service in Indian River County, Florida, to support Florida City Gas’ growth along the Indian River's barrier island. As part of this agreement, Peninsula Pipeline will construct approximately 11.3 miles of pipeline from its existing pipeline in the Sebastian, Florida, area east under the ICW and southward on the barrier island. We expect this expansion to generate additional annual adjusted gross margin of $2.5 million in 2023 and beyond.
Chesapeake Utilities Corporation 2021 Form 10-K Page 33

CNG Transportation
Marlin Gas Services provides CNG temporary hold services, contracted pipeline integrity services, emergency services for damaged pipelines and specialized gas services for customers who have unique requirements. For the year ended December 31, 2021, Marlin Gas Services generated additional adjusted gross margin of $0.3 million compared to the year ended December 31, 2020. We estimate that Marlin Gas Services will generate annual adjusted gross margin of approximately $8.5 million in 2022, and $9.5 million in 2023, with potential for additional growth in future years. Marlin Gas Services continues to actively expand the territories it serves, as well as leverage its patented technology to serve other markets, including pursuing liquefied natural gas transportation opportunities and renewable natural gas transportation opportunities from diverse supply sources to various pipeline interconnection points, as further outlined below.

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

At the present time, we expect to generate adjusted gross margin of $1.0 million in 2022 and beyond from renewable natural gas transportation. As we continue to finalize contract terms associated with some of these projects, additional information will be provided regarding incremental margin at a future time.

Acquisitions
Diversified Energy
On December 15, 2021, Sharp Energy acquired the propane operating assets of Diversified Energy Company for approximately $37.5 million net of cash acquired. There are multiple strategic benefits to this acquisition including it: (i) expands the Company's propane territory into North Carolina and South Carolina while also expanding our existing footprint in Pennsylvania and Virginia, and (ii) includes an established customer base with opportunities for future growth. Through this acquisition, the Company adds approximately 19,000 residential, commercial and agricultural customers, along with distribution of approximately 10.0 million gallons of propane annually. For the year ended December 31, 2021, Diversified Energy contributed $0.6 million in adjusted gross margin and is expected to generate $11.3 million of additional adjusted gross margin in 2022 and $12.0 million in 2023.
Elkton Gas
Chesapeake Utilities Corporation 2021 Form 10-K     Page 34

In July 2020, we closed on the acquisition of Elkton Gas, which provides natural gas distribution service to approximately 7,000 residential and commercial customers within a franchised area of Cecil County, Maryland. The purchase price was approximately $15.6 million, which included $0.6 million of working capital. Elkton Gas’ territory is contiguous to our franchised service territory in Cecil County, Maryland. We generated $2.2 million in additional adjusted gross margin from Elkton Gas for the year ended December 31, 2021 and estimates that this acquisition will generate adjusted gross margin of approximately $3.7 million in 2022 and growing each year thereafter, as the distribution system serving Cecil County further expands to meet demand.

Western Natural Gas
In October 2020, Sharp acquired certain propane operating assets of Western Natural Gas, which provides propane distribution service throughout Jacksonville, Florida and the surrounding communities, for approximately $6.7 million, net of cash acquired The Company generated $1.4 million in additional adjusted gross margin from Western Natural Gas in 2021 and estimates that this acquisition will generate adjusted gross margin of approximately $2.0 million in 2022 with additional margin growth expected in future years as we further expand our presence.

Escambia Meter Station
In June 2021, Peninsula Pipeline purchased the Escambia Meter Station from Florida Power and Light and entered into a Transportation Service Agreement with Gulf Power Company to provide up to 530,000 Dts/d of firm service from an interconnect with FGT to Florida Power & Light’s Crist Lateral pipeline. The Florida Power & Light Crist Lateral provides gas supply to their natural gas fired power plant owned by Florida Power & Light in Pensacola, Florida. The Company generated $0.6 million in additional adjusted gross margin in 2021 and estimates that this acquisition will generate adjusted gross margin of approximately $1.0 million in 2022 and beyond.

Regulatory Initiatives
Florida GRIP
Florida GRIP is a natural gas pipe replacement program approved by the Florida PSC that allows automatic recovery, through rates, of costs associated with the replacement of mains and services. Since the program's inception in August 2012, the Company has invested $189.5 million of capital expenditures to replace 348 miles of qualifying distribution mains, including $23.6 million and $21.0 million of new pipes during 2021 and 2020, respectively. GRIP generated additional gross margin of $1.8 million for the year ended 2021 compared to 2020. We are currently projecting to complete this program in 2022 and expect to generate adjusted gross margin of $18.8 million and $19.5 million in 2022 and 2023, respectively. The adjusted gross margin on GRIP investments will continue until the Company requests the remaining net GRIP investment, and the associated expenses, be included in its next base rate proceeding.

Hurricane Michael
In October 2018, Hurricane Michael passed through FPU's electric distribution operation's service territory in Northwest Florida and caused widespread and severe damage to FPU's infrastructure resulting in 100 percent of its customers in the Northwest Florida service territory losing electrical service.

In September 2020, the Florida PSC approved a settlement agreement between FPU and the Office of the Public Counsel regarding final cost recovery and rates associated with Hurricane Michael. Previously, in late 2019, the Florida PSC approved an interim rate increase, subject to refund, effective January 1, 2020, associated with the restoration effort following Hurricane Michael. The Company fully reserved these interim rates, pending a final resolution and settlement of the limited proceeding. The settlement agreement allowed us to: (a) refund the over-collection of interim rates through the fuel clause; (b) record regulatory assets for storm costs in the amount of $45.8 million including interest which will be amortized over six years; (c) recover these storm costs through a surcharge for a total of $7.7 million annually; and (d) collect an annual increase in revenue of $3.3 million to recover capital costs associated with new plant investments and a regulatory asset for the cost of removal and unrecovered plant costs. The new base rates and storm surcharge were effective on November 1, 2020. The following table summarizes the impact of Hurricane Michael regulatory proceeding for the years ended December 31, 2021 and 2020:

Chesapeake Utilities Corporation 2021 Form 10-K Page 35

	For the Year Ended December 31,	For the Year Ended December 31,
(in thousands)	2021	2020
Adjusted Gross Margin	$11,492	$10,864
Depreciation	1,218	1,184
Amortization of regulatory assets	(8,317)	(8,317)
Operating income	4,393	3,731
Amortization of liability associated with interest expense	1,207	1,475
Pre-tax income	5,600	5,206
Income tax expense	(1,484)	(1,403)
Net income	$4,116	$3,803

Capital Cost Surcharge Programs
In December 2019, the FERC approved Eastern Shore’s capital cost surcharge to become effective January 1, 2020. The surcharge, an approved item in the settlement of Eastern Shore’s last general rate case, allows Eastern Shore to recover capital costs associated with mandated highway or railroad relocation projects that required the replacement of existing Eastern Shore facilities. In 2021 there was $0.7 million of adjusted gross margin was added pursuant to the program. Eastern Shore expects to produce adjusted gross margin of approximately $2.0 million in 2022 and 2023 from relocation projects, which is ultimately dependent upon the timing of filings and the completion of construction.

Elkton Gas STRIDE Plan
In March 2021, Elkton Gas filed a STRIDE plan with the Maryland PSC. The STRIDE plan proposes to increase the speed of Elkton Gas' Aldyl-A pipeline replacement program and to recover the costs of the plan in the form of a fixed charge rider through a proposed 5-year surcharge. Under Elkton Gas’ proposed STRIDE plan, the Aldyl-A pipelines would be replaced by 2023. In June 2021, we reached a settlement with the Maryland PSC Staff and the Maryland Office of the Peoples Counsel. The STRIDE plan went into service in September 2021 and is expected to generate $0.3 million of additional adjusted gross margin in 2022 and $0.4 million annually thereafter.

COVID-19 Regulatory Proceeding
In October 2020, the Florida PSC approved a joint petition of our natural gas and electric distribution utilities in Florida to establish a regulatory asset to record incremental expenses incurred due to COVID-19. The regulatory asset will allow us to seek recovery of these costs in the next base rate proceedings. In November 2020, the Office of Public Counsel filed a protest to the order approving the establishment of this regulatory asset treatment. The Company’s Florida regulated business units reached a settlement with Office of Public Counsel in June 2021. The settlement allowed the business units to establish a regulatory asset of $2.1 million. This amount includes COVID-19 related incremental expenses for bad debt write-offs, personnel protective equipment, cleaning and business information services for remote work. Our Florida regulated business units will amortize the amount over two years beginning January 1, 2022 and recover the regulatory asset through the Purchased Gas Adjustment and Swing Service mechanisms for the natural gas business units and through the Fuel Purchased Power Cost Recovery clause for the electric division. This results in annual additional adjusted gross margin of $1.0 million that will be offset by a corresponding amortization of regulatory asset expense for both 2022 and 2023.

Other Major Factors Influencing Adjusted Gross Margin

Weather and Consumption
Weather conditions accounted for increased adjusted gross margin of $5.5 million in 2021 compared to 2020. Assuming normal temperatures, as detailed below, adjusted gross margin would have been higher by $2.2 million. The following table summarizes heating degree day ("HDD") and cooling degree day (“CDD”) variances from the 10-year average HDD/CDD ("Normal") for the years ended December 31, 2021 compared to 2020 and December 31, 2020 compared to 2019.
Chesapeake Utilities Corporation 2021 Form 10-K     Page 36

HDD and CDD Information

	For the Years Ended December 31,
	2021	2020	Variance	2020	2019	Variance
Delmarva
Actual HDD	3,849	3,716	133	3,716	4,089	(373)
10-Year Average HDD ("Normal")	4,182	4,294	(112)	4,294	4,379	(85)
Variance from Normal	(333)	(578)		(578)	(290)

Florida (1)
Actual HDD	829	745	84	745	740	5
10-Year Average HDD ("Normal")	839	933	(94)	933	967	(34)
Variance from Normal	(10)	(188)		(188)	(227)

Ohio
Actual HDD	5,138	5,218	(80)	5,218	5,500	(282)
10-Year Average HDD ("Normal")	5,621	5,701	(80)	5,701	5,983	(282)
Variance from Normal	(483)	(483)		(483)	(483)

Florida (1)
Actual CDD	2,687	3,078	(391)	3,078	3,194	(116)
10-Year Average CDD ("Normal")	2,952	2,931	21	2,931	2,889	42
Variance from Normal	(265)	147		147	305

(1) Prior year amounts have been revised to conform to the current period presentation.
Natural Gas Distribution Growth
Customer growth for our natural gas distribution operations, as a result of the addition of new customers and the conversion of customers from alternative fuel sources to natural gas service, generated $3.1 million of additional adjusted gross margin in 2021. The average number of residential customers served on the Delmarva Peninsula and Florida increased by approximately 4.5 percent and 4.7 percent, respectively, during 2021. On the Delmarva Peninsula, a larger percentage of the adjusted gross margin growth was generated from residential growth given the expansion of gas into new housing communities and conversions to natural gas as our distribution infrastructure continues to build out. In Florida, as new communities continue to build out due to population growth and infrastructure is added to support the growth, there is increased load from both residential customers as well as new commercial and industrial customers. The details are provided in the following table:

	Adjusted Gross Margin increase
	For the Year Ended December 31, 2021
(in thousands)	Delmarva Peninsula	Florida
Customer growth:
Residential	$1,468	$1,010
Commercial and industrial	278	328
Total customer growth	$1,746	$1,338

Chesapeake Utilities Corporation 2021 Form 10-K Page 37

REGULATED ENERGY

			Increase			Increase
For the Year Ended December	2021	2020	(decrease)	2020	2019	(decrease)
(in thousands)
Revenue	$383,920	$352,746	$31,174	$352,746	$343,006	$9,740
Natural gas and electric costs	100,737	91,994	8,743	91,994	102,803	(10,809)
Adjusted gross margin (1)	283,183	260,752	22,431	260,752	240,203	20,549
Operations & maintenance	108,300	104,379	3,921	104,379	102,099	2,280
Gain from a settlement	—	(130)	130	(130)	(130)	—
Depreciation & amortization	48,748	46,079	2,669	46,079	35,227	10,852
Other taxes	20,071	18,300	1,771	18,300	16,423	1,877
Other operating expenses	177,119	168,628	8,491	168,628	153,619	15,009
Operating Income	$106,064	$92,124	$13,940	$92,124	$86,584	$5,540
1) Adjusted Gross Margin is a non-GAAP measure utilized by Management to review business unit performance. For a more detailed discussion on the differences between Gross Margin (GAAP) and Adjusted Gross Margin, see the Reconciliation of GAAP to Non-GAAP Measures presented above.
2021 compared to 2020
Operating income for the Regulated Energy segment for 2021 was $106.1 million, an increase of $13.9 million, or 15.1 percent, compared to 2020. Higher operating income reflects continued pipeline expansions by Eastern Shore and Peninsula Pipeline, organic growth in the natural gas distribution businesses, increased consumption from a return toward pre-pandemic consumption levels and operating results from 2020 and 2021 acquisitions. We recorded higher depreciation, amortization and property taxes of $4.3 million related to recent capital investments and net operating expenses of $4.2 million. The increase was associated primarily with an increase in outside services, employee related costs and increased spending with the 2020 and 2021 acquisitions. In addition to these growth drivers, the increase in other operating expenses was also attributable to operations returning towards pre-pandemic conditions. Partially offsetting the increase was the establishment of regulatory assets for COVID-19 expenses approved by the various state PSCs of approximately $2.4 million.
Items contributing to the year-over-year adjusted gross margin increase are listed in the following table:

(in thousands)
Eastern Shore and Peninsula Pipeline service expansions	$7,168
Natural gas distribution customer growth (excluding service expansions)	3,084
Increased customer consumption - primarily due to return to pre-pandemic consumption	3,027
Contributions from 2020 and 2021 acquisitions	2,787
Florida GRIP	1,817
Increased customer consumption - primarily weather related	1,159
Improved results from electric operations	1,015
Eastern Shore capital relocation and non-service expansion projects	676
Sandpiper infrastructure rider associated with conversions	665
Other	1,033
Year-over-year increase in adjusted gross margin	$22,431

The following narrative discussion provides further detail and analysis of the significant variances in adjusted gross margin detailed above.

Eastern Shore and Peninsula Pipeline Service Expansions
We generated increased earnings of $5.1 million from Peninsula Pipeline's Western Palm Beach County and Callahan projects and $2.1 million from Eastern Shore's Del-Mar Energy Pathway project.

Chesapeake Utilities Corporation 2021 Form 10-K     Page 38

Natural Gas Distribution Customer Growth
Organic growth within our natural gas distribution businesses improved operating results compared to the full year 2020. Residential customer growth was 4.5 percent on the Delmarva Peninsula and 4.7 percent in Florida compared to the prior year. On the Delmarva Peninsula, a larger percentage of our results was generated from residential growth given the expansion of gas into new communities and conversions, while in Florida, as gas heating is not a significant portion of residential use, a greater portion occurred in the commercial and industrial sectors.

Consumption Increase – Return Towards Pre-pandemic Conditions
Increased customer consumption, which reflects the ongoing return toward pre-pandemic conditions in our service territories as a result of the expiration of restrictions imposed to slow down the spread of COVID-19 increased adjusted gross margin by $3.0 million.

Contribution from Acquisitions
The acquisition of Elkton Gas in July 2020 and the Escambia meter station in June 2021 increased adjusted gross margin by $2.8 million.

Florida GRIP
Continued investment in the Florida GRIP generated additional adjusted gross margin of $1.8 million.

Increased Customer Consumption - Weather Related
Adjusted gross margin increased by $1.2 million due to colder weather and higher other consumption on the Delmarva Peninsula and in Florida in 2021 compared to 2020. The weather on the Delmarva Peninsula was 4 percent cooler in 2021 compared to 2020.

Improved Results from Electric Operations
Our electric operations generated additional adjusted gross margin of $1.0 million due to increased consumption and growth.

Eastern Shore Capital Relocation and Non-service Expansion Projects
We generated additional adjusted gross margin of $0.7 million from Eastern Shore's surcharge on capital spent on several governmental-mandated relocation and non-service expansion projects.

Sandpiper Energy Infrastructure Rider Associated with Conversions
Conversion of Sandpiper Energy's propane customers to natural gas customers generated additional adjusted gross margin of $0.7 million.

The major components of the increase in other operating expenses are as follows:

(in thousands)
Depreciation, amortization and property tax costs due to new capital investments	$4,323
Outside services due to growth and a return toward pre-pandemic conditions	3,102
Payroll, benefits and other employee-related expenses	1,489
Operating expenses from the Elkton Gas acquisition	1,370
Regulatory deferral of COVID-19 expenses per PSCs orders	(2,377)
Other variances	584
Period-over-period increase in other operating expenses	$8,491
2020 compared to 2019
The results for the Regulated Energy segment for the year ended December 31, 2020 compared to 2019 are described in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2020, which is incorporated herein by reference.

Chesapeake Utilities Corporation 2021 Form 10-K Page 39

UNREGULATED ENERGY

			Increase			Increase
For the Year Ended December 31,	2021	2020	(decrease)	2020	2019	(decrease)
(in thousands)
Revenue	$206,869	$152,526	$54,343	$152,526	$154,150	$(1,624)
Propane and natural gas costs	106,900	62,780	44,120	62,780	68,884	(6,104)
Adjusted gross margin (1)	99,969	89,746	10,223	89,746	85,266	4,480
Operations & maintenance	57,950	53,839	4,111	53,839	52,028	1,811
Depreciation & amortization	13,869	11,988	1,881	11,988	10,130	1,858
Other taxes	3,768	3,255	513	3,255	3,170	85
Other operating expenses	75,587	69,082	6,505	69,082	65,328	3,754
Operating Income	$24,382	$20,664	$3,718	$20,664	$19,938	$726
1) Adjusted Gross Margin is a non-GAAP measure utilized by Management to review business unit performance. For a more detailed discussion on the differences between Gross Margin (GAAP) and Adjusted Gross Margin, see the Reconciliation of GAAP to Non-GAAP Measures presented above.
2021 Compared to 2020
Operating income for the Unregulated Energy segment for 2021 was $24.4 million, an increase of $3.7 million compared to 2020. The higher operating income is a result of weather that was colder than 2020, higher retail propane margins per gallon and service fees, incremental adjusted gross margin from the propane acquisitions completed in 2020 and 2021, increased demand for Marlin Gas Services' CNG transportation services and increased customer consumption along with higher rates for Aspire Energy. These adjusted gross margin increases were partially offset by higher depreciation, amortization and property taxes related to recent capital investments and acquisitions,a return toward pre-pandemic conditions and a general increase in operating expenses to support growth in the business.
Adjusted Gross Margin
Items contributing to the year-over-year increase in adjusted gross margin are listed in the following table:

(in thousands)
Propane Operations
Increased customer consumption - primarily weather related	$3,603
Increased retail propane margins per gallon and service fees	3,250
Acquisitions of Western Natural Gas and Diversified Energy (completed October 2020 and December 2021)	1,986
Increased wholesale propane margins per gallon	388
Marlin Gas Services
Increased demand for CNG services	334
Aspire Energy
Increased customer consumption - primarily weather related	757
Higher overall rates inclusive of natural gas liquid processing	325
Other variances	(420)
Year-over-year increase in adjusted gross margin	$10,223

The following narrative discussion provides further detail and analysis of the significant items in the foregoing table.
Propane Operations
•Increased Customer Consumption Primarily Weather Related - Adjusted gross margin increased by $3.6 million for the Mid-Atlantic propane operations as weather on the Delmarva Peninsula was 4 percent colder in 2021 compared to 2020.

•Increased Retail Propane Margins Per Gallon and Service Fees - Adjusted gross margin increased by $3.2 million, due to lower propane inventory costs and favorable market conditions as well as resuming the assessment of our customary service fees. These market conditions, which include competition with other propane suppliers, as well as the availability and price of alternative energy sources, may fluctuate based on changes in demand, supply and other energy commodity prices.
Chesapeake Utilities Corporation 2021 Form 10-K     Page 40

•Acquisitions of Western Natural Gas and Diversified Energy - We generated adjusted gross margin of $1.4 million from Western Natural Gas which was acquired by Sharp in October 2020 and $0.6 million from Diversified Energy which was acquired by Sharp in December 2021.

•Increased Wholesale Propane Margins per Gallon - Adjusted gross margin increased by $0.4 million during 2021 over the same period in 2020, due to lower propane inventory costs and favorable market conditions. These conditions tend to fluctuate based on changes in demand, supply and other energy commodity prices.

Marlin Gas Services
•Increased demand for Marlin Gas Services’ CNG hold services improved operating results compared to 2020.

Aspire Energy
•Increased Customer Consumption Primarily Weather Related - Adjusted gross margin increased by $0.8 million due to higher consumption related to weather as compared to the prior year.

•Improved Performance From Natural Gas Liquid Processing - Adjusted gross margin increased by $0.3 million, from natural gas liquid processing activities compared to 2020.
Other Operating Expenses
Items contributing to the period-over-period increase in other operating expenses are listed in the following table:

(in thousands)
Depreciation, amortization and property tax costs due to new capital investments	$1,985
Operating expenses from Western Natural Gas and Diversified Energy acquisitions	1,130
Increased facilities and maintenance costs	1,036
Increased vehicle expenses	417
Insurance related costs (non-health)	395
Outside services due to growth and a return toward pre-pandemic conditions	364
Payroll, benefits and other employee-related expenses due to growth	311
Other variances	867
Period-over-period increase in other operating expenses	$6,505
2020 compared to 2019
The results for the Unregulated Energy segment for the year ended December 31, 2020 compared to 2019 are described in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2020, which is incorporated by reference.

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

Chesapeake Utilities Corporation 2021 Form 10-K Page 41

OTHER INCOME (EXPENSE), NET
Other income (expense), net was $1.7 million and $3.2 million for 2021 and 2020, respectively. Other income (expense), net includes non-operating investment income (expense), interest income, late fees charged to customers, gains or losses from the sale of assets for our unregulated businesses and pension and other benefits expense. The decrease was primarily due to a higher level of asset sales in 2020 compared to 2021.

INTEREST CHARGES
2021 Compared to 2020
Interest charges for 2021 decreased by $1.6 million, compared to the same period in 2020. In the fourth quarter of 2020, the 9.08% FPU secured first mortgage bonds were terminated resulting in $1.0 million in interest and fees associated with the early payoff. Interest expense, which included the expense associated with the bonds decreased by $0.6 million due primarily to lower levels outstanding under our revolving credit facilities and lower interest rates on short-term borrowings. This decrease was offset by an increase of $0.5 million primarily due to lower capitalized interest associated with growth projects and $0.3 million of an amortization credit/reduction in interest expense associated with a regulatory liability that was established in connection with the Hurricane Michael regulatory proceeding settlement.
INCOME TAXES
2021 Compared to 2020
Income tax expense from continuing operations was $29.2 million for 2021 compared to $23.5 million for 2020. Our effective income tax rates were 25.9 percent and 25.0 percent for the year ended December 31, 2021 and 2020, respectively. During the years ended December 31, 2021 and 2020 we implemented certain provisions of the CARES Act that allowed us to carryback net operating losses into prior year periods where the federal income tax rate was higher. As a result, we recognized a $0.9 million reduction in tax expense for the twelve months ended December 31, 2021 and a $1.8 million reduction for the twelve months ended December 31, 2020. Excluding this impact of the CARES Act, our effective` tax rates for the years ended December 31, 2021 and 2020 were 26.8 percent and 26.9 percent, respectively.

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
Capital expenditures for investments in new or acquired plant and equipment are our largest capital requirements. Our capital expenditures were $227.8 million in 2021.
Chesapeake Utilities Corporation 2021 Form 10-K     Page 42

The following table shows total capital expenditures for the year ended December 31, 2021 by segment and by business line:

For the Year Ended December 31, 2021
(dollars in thousands)
Regulated Energy:
Natural gas distribution	$78,084
Natural gas transmission	55,149
Electric distribution	6,500
Total Regulated Energy	139,733
Unregulated Energy:
Propane distribution	46,023
Energy transmission	20,101
Other unregulated energy	15,527
Total Unregulated Energy	81,651
Other:
Corporate and other businesses	6,425
Total Other	6,425
Total 2021 Capital Expenditures	$227,809
In the table below, we have provided a range of our forecasted capital expenditures for 2022:

	Estimate for Fiscal 2022
(dollars in thousands)	Low	High
Regulated Energy:
Natural gas distribution	$87,000	$92,000
Natural gas transmission	60,000	67,000
Electric distribution	7,000	12,000
Total Regulated Energy	154,000	171,000
Unregulated Energy:
Propane distribution	10,000	14,000
Energy transmission	5,000	6,000
Other unregulated energy	4,000	5,000
Total Unregulated Energy	19,000	25,000
Other:
Corporate and other businesses	2,000	4,000
Total Other	2,000	4,000
Total 2022 Forecasted Capital Expenditures	$175,000	$200,000

The 2022 forecast, excluding acquisitions, includes capital expenditures for the following: Pipeline expansions related to the Eastern Shore Southern expansion and the Florida Beachside Pipeline as well as amounts for the expansion into Somerset County, Maryland. Furthermore, the 2022 forecast includes continued expenditures under the Florida GRIP, the capital cost surcharge program and the Elkton Gas STRIDE program as well as further expansion of our natural gas distribution and transmission systems, information technology systems and other strategic initiatives and investments.

The capital expenditure projection is subject to continuous review and modification. Actual capital requirements may vary from the above estimates due to a number of factors, including changing economic conditions, capital delays because of COVID-19 that are greater than currently anticipated, customer growth in existing areas, regulation, new growth or acquisition opportunities, availability of capital and other factors discussed in Item 1A. Risk Factors. Historically, actual capital expenditures have typically lagged behind the budgeted amounts.

Chesapeake Utilities Corporation 2021 Form 10-K Page 43

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
The following tables present our capitalization, excluding and including short-term borrowings, as of December 31, 2021 and 2020 follows:

	December 31, 2021		December 31, 2020
(in thousands)
Long-term debt, net of current maturities	$549,903	42%	$508,499	42%
Stockholders’ equity	774,130	58%	697,085	58%
Total capitalization, excluding short-term borrowings	$1,324,033	100%	$1,205,584	100%

	December 31, 2021		December 31, 2020
(in thousands)
Short-term debt	$221,634	14%	$175,644	13%
Long-term debt, including current maturities	567,866	36%	522,099	37%
Stockholders’ equity	774,130	50%	697,085	50%
Total capitalization, including short-term borrowings	$1,563,630	100%	$1,394,828	100%
Our target ratio of equity to total capitalization, including short-term borrowings, is between 50 and 60 percent. Our equity to total capitalization ratio, including short-term borrowings, was approximately 50 percent as of December 31, 2021. We seek to align permanent financing with the in-service dates of capital projects. We may utilize more temporary short-term debt when the financing cost is attractive as a bridge to the permanent long-term financing or if the equity markets are volatile.
In 2021, we issued just over 0.1 million shares at an average price per share of $125.71 and received net proceeds of $15.2 million under the DRIP. In the third and fourth quarters of 2020, we issued 1.0 million shares of common stock through our DRIP and the ATM programs and received net proceeds of approximately $83.0 million which were added to the general funds and then used to pay down short-term borrowing. See Note 16, Stockholders’ Equity, in the consolidated financial statements for additional information on commissions and fees paid in connection with these issuances.
Uncollateralized Senior Notes
All of our Senior Notes require periodic principal and interest payments as specified in each note. They also contain various restrictions. The most stringent restrictions state that we must maintain equity of at least 40 percent of total capitalization (including short-term borrowings), and the fixed charge coverage ratio must be at least 1.2 times. The most recent Senior Notes issued since September 2013 also contain a restriction that we must maintain an aggregate net book value in our regulated business assets of at least 50 percent of our consolidated total assets. Failure to comply with those covenants could result in accelerated due dates and/or termination of the Senior Note agreements.
Certain Uncollateralized Senior Notes contain a “restricted payments” covenant as defined in the respective note agreements. The most restrictive covenants of this type are included within the 5.93 percent Senior Note, due October 31, 2023. The covenant provides that we cannot pay or declare any dividends or make any other restricted payments in excess of the sum of $10.0 million, plus our consolidated net income accrued on and after January 1, 2003. As of December 31, 2021, the cumulative consolidated net income base was $664.5 million, offset by restricted payments of $289.4 million, leaving $375.1 million of cumulative net income free of restrictions.
Shelf Agreements
We have entered into Shelf Agreements with Prudential and MetLife, whom are under no obligation to purchase any unsecured debt. The following table summarizes our Shelf Agreements at December 31, 2021:
Chesapeake Utilities Corporation 2021 Form 10-K     Page 44

	Total Borrowing Capacity	Less: Amount of Debt Issued	Less: Unfunded Commitments	Remaining Borrowing Capacity
Shelf Agreement
(in thousands)
Prudential Shelf Agreement (1)	$370,000	$(220,000)	—	$150,000
MetLife Shelf Agreement (2)	150,000	—	(50,000)	100,000
Total	$520,000	$(220,000)	$(50,000)	$250,000
(1) The Prudential and MetLife Shelf Agreements expire in April 2023 and May 2023, respectively.
(2) Unfunded commitments of $50 million reflects Senior Notes expected to be issued on or before March 15, 2022.

The Senior Notes, Shelf Agreements and Shelf Notes set forth certain business covenants to which we are subject when any note is outstanding, including covenants that limit or restrict our ability, and the ability of our subsidiaries, to incur indebtedness, or place or permit liens and encumbrances on any of our property or the property of our subsidiaries.
Short-Term Borrowings
We are authorized by our Board of Directors to borrow up to $400.0 million of short-term debt, as required. At December 31, 2021 and 2020, we had $221.6 million and $175.6 million, respectively, of short-term borrowings outstanding at a weighted average interest rate of 0.83 percent and 1.28 percent, respectively.

In August 2021, we amended and restated our Revolver into a multi-tranche facility totaling $400.0 million with multiple participating lenders. The two tranches of the facility consist of a $200.0 million 364-day short-term debt tranche and a $200.0 million five-year tranche, both of which have three one-year extension options, which can be authorized by our Chief Financial Officer. We are eligible to establish the repayment term for individual borrowings under the five year tranche of the facility and to the extent that an individual loan under the revolver exceeded 12 months, the outstanding balance would be classified as a component of long-term debt.
The availability of funds under the Revolver is subject to conditions specified in the credit agreement, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in the Revolver to maintain, at the end of each fiscal year, a funded indebtedness ratio of no greater than 65 percent. As of December 31, 2021, we are in compliance with this covenant.

The 364-day tranche of the Revolver expires in August 2022 and the five-year tranche expires in August 2026. Both tranches are available to provide funds for our short-term cash needs to meet seasonal working capital requirements and to temporarily fund portions of our capital expenditures. Borrowings under both tranches of the Revolver are subject to a pricing grid, including the commitment fee and the interest rate charged. Our pricing is adjusted each quarter based upon a total indebtedness to total capitalization ratio. As of December 31, 2021, the pricing under the 364-day tranche of the Revolver does not include an unused commitment fee and maintains an interest rate of 0.70 percent over LIBOR. As of December 31, 2021, the pricing under the five-year tranche of the Revolver included an unused commitment fee of 0.09 percent and an interest rate of 0.95 percent over LIBOR.

Our total available credit under the Revolver at December 31, 2021 was $173.1 million. As of December 31, 2021, we had issued $5.3 million in letters of credit to various counterparties under the syndicated Revolver. These letters of credit are not included in the outstanding short-term borrowings and we do not anticipate they will be drawn upon by the counterparties. The letters of credit reduce the available borrowings under our syndicated Revolver.

In the fourth quarter of 2020, we entered into two $30.0 million interest rate swaps with a total notional amount of $60.0 million through December 2021 with pricing of 0.20 percent and 0.205 percent for the period associated with our outstanding borrowing under the Revolver. In February 2021, we entered into an additional interest rate swap with a notional amount of $40.0 million through December 2021 with pricing of 0.17 percent. As of December 31, 2021 all of our interests rate swaps had expired and we had not entered into any new swaps.
Chesapeake Utilities Corporation 2021 Form 10-K Page 45

Key statistics regarding our unsecured short-term credit facilities (our Revolver and previous bilateral lines of credit and revolving credit facility) for the years ended December 31, 2021, 2020 and 2019 are as follows:

(in thousands)	2021	2020	2019
Average borrowings during the year	$182,305	$230,526	$257,587
Weighted average interest rate for the year	1.03%	1.50%	3.11%
Maximum month-end borrowings	$226,097	$284,914	$302,379

Cash Flows
The following table provides a summary of our operating, investing and financing cash flows for the years ended December 31, 2021, 2020 and 2019:

	For the Year Ended December 31,
	2021	2020	2019
(in thousands)
Net cash provided by (used in):
Operating activities	$150,504	$158,916	$102,964
Investing activities	(223,023)	(181,631)	(186,587)
Financing activities	73,996	19,229	84,519
Net (decrease) increase in cash and cash equivalents	1,477	(3,486)	896
Cash and cash equivalents—beginning of period	3,499	6,985	6,089
Cash and cash equivalents—end of period	$4,976	$3,499	$6,985
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
During 2021, net cash provided by operating activities was $150.5 million. Operating cash flows were primarily impacted by the following:
•Net income, adjusted for non-cash adjustments, provided a $162.3 million source of cash;
•An increased level of deferred taxes associated with incremental tax depreciation from growth investments resulted in a source of cash of $26.7 million;
•Changes in net regulatory assets and liabilities due primarily to the change in fuel costs collected through the various cost recovery mechanisms generated an $18.5 million use of cash;
•Working capital changes, impacted primarily by propane inventory purchases and hedging activities, resulted in a $15.4 million use of cash; and
•An increase in income tax receivables reduced cash inflows by $4.6 million.
Cash Flows Used in Investing Activities
Net cash used in investing activities totaled $223.0 million during the year ended December 31, 2021. Key investing activities contributing to the cash flow change included:
•Cash used to pay for capital expenditures was $186.9 million for 2021; and
•Net cash of $36.4 million was used to acquire certain propane operating assets of Diversified Energy in 2021.
Cash Flows Provided by Financing Activities
Chesapeake Utilities Corporation 2021 Form 10-K     Page 46

Net cash provided by financing activities totaled $74.0 million for the year ended December 31, 2021. Net cash provided by financing activities:
•Net increase in borrowings under lines of credit of $46.6 million to support working capital needs and short-term capital spending;
•Net increase in long-term debt borrowings resulted in a source of cash of $45.7 million to permanently finance investment in growth initiatives;
•Source of cash of $15.9 million from issuance of stock under the DRIP; and
•A use of cash of $31.5 million for dividend payments in 2021.

CONTRACTUAL OBLIGATIONS
We have the following contractual obligations and other commercial commitments as of December 31, 2021:

	Payments Due by Period
Contractual Obligations	2022	2023-2024	2025-2026	After 2026	Total
(in thousands)
Long-term debt (1)	$17,962	$39,988	$60,078	$450,750	$568,778
Operating leases (2)	2,019	3,574	2,226	3,668	11,487
Purchase obligations (3)
Transmission capacity	35,368	68,183	56,566	147,899	308,016
Storage capacity	2,741	1,391	612	383	5,127
Commodities	45,066	—	—	—	45,066
Electric supply	6,382	12,838	12,936	25,921	58,077
Unfunded benefits (4)	315	611	583	1,265	2,774
Funded benefits (5)	2,104	3,607	3,607	3,052	12,370
Total Contractual Obligations	$111,957	$130,192	$136,608	$632,938	$1,011,695
(1) This represents principal payments on long-term debt. See Item 8, Financial Statements and Supplementary Data, Note 13, Long-Term Debt, for additional information. The expected interest payments on long-term debt are $18.8 million, $36.0 million, $32.8 million and $90.2 million, respectively, for the periods indicated above. Expected interest payments for all periods total $177.8 million.
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
(5) We have recorded long-term liabilities of $8.3 million at December 31, 2021 for the FPU qualified, defined benefit pension plan. The assets funding this plan is in a separate trust and is not considered assets of ours or included in our balance sheets. The Contractual Obligations table above includes $0.3 million, reflecting the payments we expect to make to the trust funds in 2022. Additional contributions may be required in future years based on the actual return earned by the plan assets and other actuarial assumptions, such as the discount rate and long-term expected rate of return on plan assets. See Item 8, Financial Statements and Supplementary Data, Note 17, Employee Benefit Plans, for further information on the plans. Additionally, the Contractual Obligations table above includes deferred compensation obligations totaling $12.1 million, funded with Rabbi Trust assets in the same amount. The Rabbi Trust assets are recorded under Investments on the consolidated balance sheets. We assume a retirement age of 65 for purposes of distribution from this trust.
OFF-BALANCE SHEET ARRANGEMENTS
Our Board of Directors has authorized us to issue corporate guarantees securing obligations of our subsidiaries and to obtain letters of credit securing our subsidiaries' obligations. The maximum authorized liability under such guarantees and letters of credit as of December 31, 2021 was $20.0 million. The aggregate amount guaranteed at December 31, 2021 was $13.1 million, with the guarantees expiring on various dates through December 1, 2022.
As of December 31, 2021, we have issued letters of credit totaling approximately $5.3 million related to the electric transmission services for FPU's electric division, the firm transportation service agreement between TETLP and our Delaware and Maryland divisions, the capacity agreement between NEXUS and Aspire, and our current and previous primary insurance carriers. These letters of credit have various expiration dates through October 25, 2022. There have been no draws on these letters of credit as of December 31, 2021. We do not anticipate that the counterparties will draw upon these letters of credit, and we expect that they will be renewed to the extent necessary in the future. Additional information is presented in Item 8, Financial Statements and Supplementary Data, Note 21, Other Commitments and Contingencies in the consolidated financial statements.
Chesapeake Utilities Corporation 2021 Form 10-K Page 47

CRITICAL ACCOUNTING ESTIMATES
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
Chesapeake Utilities Corporation 2021 Form 10-K     Page 48

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
Goodwill and Other Intangible Assets
We test goodwill for impairment at least annually in December. The annual impairment testing for 2021 indicated no impairment of goodwill. Additional information is presented in Item 8, Financial Statements and Supplementary Data, Note 11, Goodwill and Other Intangible Assets, in the consolidated financial statements.
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
During the fourth quarter of 2021, we formally terminated the Chesapeake Utilities Pension Plan. For 2021, actuarial assumptions include expected long-term rates of return on plan assets for FPU's pension plan of 6.00 percent and a discount rate of 2.75 percent. The discount rate was determined by management considering high-quality corporate bond rates, such as the
Chesapeake Utilities Corporation 2021 Form 10-K Page 49

Prudential curve index and the FTSE Index, changes in those rates from the prior year and other pertinent factors, including the expected lives of the plans and the availability of the lump-sum payment option. A 0.25 percent decrease in the discount rate could decrease our annual pension and postretirement costs by an immaterial amount, and a 0.25 percent increase could increase our annual pension and postretirement costs by an immaterial amount.

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
Unregulated Energy Segment
Our propane operations are exposed to commodity price risk as a result of the competitive nature of retail pricing offered to our customers. In order to mitigate this risk, we utilize propane storage activities and forward contracts for supply and sales activities.
We can store up to approximately 8.9 million gallons of propane (including leased storage and rail cars) during the winter season to meet our customers’ peak requirements and to serve metered customers. Decreases in the wholesale price of propane may cause the value of stored propane to decline, particularly if we utilize fixed price forward contracts for supply. To mitigate the risk of propane commodity price fluctuations on the inventory valuation, we have adopted a Risk Management Policy that allows our propane distribution operation to enter into fair value hedges, cash flow hedges or other economic hedges of our inventory.
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
Chesapeake Utilities Corporation 2021 Form 10-K     Page 50

The following table reflects the changes in the fair market value of financial derivatives contracts related to propane purchases and sales from December 31, 2020 to December 31, 2021:

(in thousands)	Balance at December 31, 2020	Increase (Decrease) in Fair Market Value	Less Amounts Settled	Balance at December 31, 2021
Sharp	$3,182	$9,802	$(6,651)	$6,333
There were no changes in the methods of valuations during the year ended December 31, 2021.
The following is a summary of fair market value of financial derivatives as of December 31, 2021, by method of valuation and by maturity for each fiscal year period.

(in thousands)	2022	2023	2024	Total Fair Value
Price based on Mont Belvieu - Sharp	$3,574	$1,983	$776	$6,333
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

Chesapeake Utilities Corporation 2021 Form 10-K Page 51

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Chesapeake Utilities Corporation

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Chesapeake Utilities Corporation and Subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule listed in Item 15(a)2 (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

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
Chesapeake Utilities Corporation 2021 Form 10-K     Page 52

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment - Energy Transmission and Supply Services (Aspire Energy), Mid-Atlantic Propane Operations, Florida Propane Operations and Marlin Gas Services - Unregulated Energy Segment - Refer to Notes 1 and 11 to the consolidated financial statements

Critical Audit Matter Description

As described in Notes 1 and 11 to the consolidated financial statements, the Company has recorded approximately $37.0 million of goodwill within the Unregulated Energy reportable segment as of December 31, 2021, all of which relates to the four reporting units listed above. To test goodwill for impairment, the Company uses a present value technique based on discounted cash flows to estimate the fair value of its reporting units. Management’s testing of goodwill for December 31, 2021 indicated no impairment.

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

Philadelphia, Pennsylvania
February 23, 2022

Chesapeake Utilities Corporation 2021 Form 10-K Page 53

Chesapeake Utilities Corporation and Subsidiaries

Consolidated Statements of Income

	For the Year Ended December 31,
	2021	2020	2019
(in thousands, except shares and per share data)
Operating Revenues
Regulated Energy	$383,920	$352,746	$343,006
Unregulated Energy	206,869	152,526	154,151
Other businesses and eliminations	(20,821)	(17,074)	(17,552)
Total operating revenues	569,968	488,198	479,605
Operating Expenses
Natural gas and electricity costs	100,737	91,994	102,803
Propane and natural gas costs	86,213	45,944	51,698
Operations	148,294	142,055	137,845
Maintenance	16,793	15,587	15,679
Gain from a settlement	—	(130)	(130)
Depreciation and amortization	62,661	58,117	45,424
Other taxes	24,158	21,908	20,001
Total operating expenses	438,856	375,475	373,320
Operating Income	131,112	112,723	106,285
Other income (expense), net	1,721	3,222	(1,847)
Interest charges	20,135	21,765	22,224
Income from Continuing Operations Before Income Taxes	112,698	94,180	82,214
Income Taxes on Continuing Operations	29,231	23,538	21,114
Income from Continuing Operations	83,467	70,642	61,100
Income (loss) from Discontinued Operations, Net of Tax	(1)	686	(1,349)
Gain on sale of Discontinued Operations, Net of tax	—	170	5,402
Net Income	$83,466	$71,498	$65,153

Weighted Average Common Shares Outstanding:
Basic	17,558,078	16,711,579	16,398,443
Diluted	17,633,029	16,770,735	16,448,486
Basic Earnings Per Share of Common Stock:
Earnings Per Share from Continuing Operations	$4.75	$4.23	$3.73
Earnings Per Share from Discontinued Operations	—	0.05	0.24
Basic Earnings Per Share of Common Stock	$4.75	$4.28	$3.97

Diluted Earnings Per Share of Common Stock:
Earnings Per Share from Continuing Operations	$4.73	$4.21	$3.72
Earnings Per Share from Discontinued Operations	—	0.05	0.24
Diluted Earnings Per Share of Common Stock	$4.73	$4.26	$3.96
The accompanying notes are an integral part of the financial statements.
Chesapeake Utilities Corporation 2021 Form 10-K     Page 54

Chesapeake Utilities Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
	2021	2020	2019
(in thousands)
Net Income	$83,466	$71,498	$65,153
Other Comprehensive Income (Loss), net of tax:
Employee Benefits, net of tax:
Amortization of prior service cost, net of tax of $(20), $(18) and $(20), respectively	(57)	(59)	(57)
Net gain (loss), net of tax of $662, $(41), and $368, respectively	1,935	(154)	1,052
Cash Flow Hedges, net of tax:
Unrealized gain (loss) on commodity contract cash flow hedges, net of tax of $864, $1,392 and $(176), respectively	2,262	3,643	(434)
Unrealized gain (loss) on interest rate swap cash flow hedges, net of tax of $12, $(12), and $0, respectively	28	(28)	—
Total Other Comprehensive Income	4,168	3,402	561
Comprehensive Income	$87,634	$74,900	$65,714
The accompanying notes are an integral part of the financial statements.
Chesapeake Utilities Corporation 2021 Form 10-K Page 55

Chesapeake Utilities Corporation and Subsidiaries

Consolidated Balance Sheets

	As of December 31,
Assets	2021	2020
(in thousands, except shares and per share data)
Property, Plant and Equipment
Regulated Energy	$1,720,287	1,577,576
Unregulated Energy	357,259	300,647
Other businesses and eliminations	35,418	30,769
Total property, plant and equipment	2,112,964	1,908,992
Less: Accumulated depreciation and amortization	(417,479)	(368,743)
Plus: Construction work in progress	49,393	60,929
Net property, plant and equipment	1,744,878	1,601,178
Current Assets
Cash and cash equivalents	4,976	3,499
Trade and other receivables	61,623	61,675
Less: Allowance for credit losses	(3,141)	(4,785)
Trade receivables, net	58,482	56,890
Accrued revenue	22,513	21,527
Propane inventory, at average cost	11,644	5,906
Other inventory, at average cost	9,345	5,539
Regulatory assets	19,794	10,786
Storage gas prepayments	3,691	2,455
Income taxes receivable	17,460	12,885
Prepaid expenses	17,121	13,239
Derivative assets, at fair value	7,076	3,269
Other current assets	1,033	436
Total current assets	173,135	136,431
Deferred Charges and Other Assets
Goodwill	44,708	38,731
Other intangible assets, net	13,192	8,292
Investments, at fair value	12,095	10,776
Operating lease right-of-use assets	10,139	11,194
Regulatory assets	104,173	113,806
Receivables and other deferred charges	12,549	12,079
Total deferred charges and other assets	196,856	194,878
Total Assets	$2,114,869	$1,932,487
The accompanying notes are an integral part of the financial statements.

Chesapeake Utilities Corporation 2021 Form 10-K     Page 56

Chesapeake Utilities Corporation and Subsidiaries

Consolidated Balance Sheets

	As of December 31,
Capitalization and Liabilities	2021	2020
(in thousands, except shares and per share data)
Capitalization
Stockholders’ equity
Preferred stock, par value $0.01 per share (authorized 2,000,000 shares), no shares issued and outstanding	$—	$—
Common stock, par value $0.4867 per share (authorized 50,000,000 shares)	8,593	8,499
Additional paid-in capital	371,162	348,482
Retained earnings	393,072	342,969
Accumulated other comprehensive income (loss)	1,303	(2,865)
Deferred compensation obligation	7,240	5,679
Treasury stock	(7,240)	(5,679)
Total stockholders’ equity	774,130	697,085
Long-term debt, net of current maturities	549,903	508,499
Total capitalization	1,324,033	1,205,584
Current Liabilities
Current portion of long-term debt	17,962	13,600
Short-term borrowing	221,634	175,644
Accounts payable	52,628	60,253
Customer deposits and refunds	36,488	33,302
Accrued interest	2,775	2,905
Dividends payable	8,466	7,683
Accrued compensation	15,505	13,994
Regulatory liabilities	2,312	6,284
Derivative liabilities, at fair value	743	127
Other accrued liabilities	17,920	15,240
Total current liabilities	376,433	329,032
Deferred Credits and Other Liabilities
Deferred income taxes	233,550	205,388
Regulatory liabilities	142,488	142,736
Environmental liabilities	3,538	4,299
Other pension and benefit costs	24,120	30,673
Operating lease - liabilities	8,571	9,872
Deferred investment tax credits and other liabilities	2,136	4,903
Total deferred credits and other liabilities	414,403	397,871
Environmental and other commitments and contingencies (Note 20 and 21)
Total Capitalization and Liabilities	$2,114,869	$1,932,487
The accompanying notes are an integral part of the financial statements.
Chesapeake Utilities Corporation 2021 Form 10-K Page 57

Chesapeake Utilities Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2021	2020	2019
(in thousands)
Operating Activities
Net Income	$83,466	$71,498	$65,153
Adjustments to reconcile net income to net operating cash:
Depreciation and amortization	62,661	58,117	45,900
Depreciation and accretion included in operations expenses	10,228	9,599	8,752
Deferred income taxes, net	26,658	24,709	24,476
Gain on sale of discontinued operations	—	(200)	(7,344)
Realized (loss) on sale of assets/commodity contracts	(9,026)	(6,243)	(4,135)
Unrealized (gain) on investments/commodity contracts	(1,464)	(1,482)	(1,595)
Employee benefits and compensation	(53)	207	1,985
Share-based compensation	5,945	4,829	4,279
Changes in assets and liabilities:
Accounts receivable and accrued revenue	(1,634)	(7,426)	36,489
Propane inventory, storage gas and other inventory	(9,517)	1,709	8,227
Regulatory assets/liabilities, net	(18,464)	(4,973)	(7,812)
Prepaid expenses and other current assets	(1,520)	2,424	11,115
Accounts payable and other accrued liabilities	8,285	4,941	(62,021)
Income taxes receivable	(4,575)	7,165	(4,750)
Customer deposits and refunds	3,176	2,238	(1,811)
Accrued compensation	1,198	(2,473)	2,120
Other assets and liabilities, net	(4,860)	(5,723)	(16,064)
Net cash provided by operating activities	150,504	158,916	102,964
Investing Activities
Property, plant and equipment expenditures	(186,924)	(165,511)	(184,727)
Proceeds from sale of assets	1,033	8,080	427
Acquisitions, net of cash acquired	(36,371)	(22,231)	(23,988)
Proceeds from the sale of discontinued operations	—	200	22,871
Environmental expenditures	(761)	(2,169)	(1,170)
Net cash used in investing activities	(223,023)	(181,631)	(186,587)
Financing Activities
Common stock dividends	(31,537)	(27,161)	(24,693)
Issuance of stock for Dividend Reinvestment Plan	15,851	22,627	(721)
Proceeds from issuance of common stock, net of expenses	—	60,980	—
Tax withholding payments related to net settled stock compensation	(1,478)	(977)	(692)
Change in cash overdrafts due to outstanding checks	(1,154)	(825)	(1,174)
Net borrowings (repayments) under line of credit agreements	46,647	(71,637)	(45,913)
Proceeds from issuance of long-term debt	59,478	89,822	199,648
Repayment of long-term debt and finance lease obligation	(13,811)	(53,600)	(41,936)
Net cash provided by financing activities	73,996	19,229	84,519
Net (Decrease) Increase in Cash and Cash Equivalents	1,477	(3,486)	896
Cash and Cash Equivalents — Beginning of Period	3,499	6,985	6,089
Cash and Cash Equivalents — End of Period	$4,976	$3,499	$6,985
Supplemental Cash Flow Disclosures (see Note 7)
The accompanying notes are an integral part of the financial statements.
Chesapeake Utilities Corporation 2021 Form 10-K     Page 58

Chesapeake Utilities Corporation and Subsidiaries

Consolidated Statements of Stockholders' Equity

	Common Stock (1)
(in thousands, except shares and per share data)	Number of Shares(2)	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation	Treasury Stock	Total
Balance at December 31, 2018	16,378,545	$7,971	$255,651	$261,530	$(6,713)	$3,854	$(3,854)	$518,439
Net Income	—	—	—	65,153	—	—	—	65,153
Prior period reclassification	—	—	—	115	(115)	—	—	—
Other comprehensive loss	—	—	—	—	561	—	—	561
Dividends declared ($1.585 per share)	—	—	—	(26,191)	—	—	—	(26,191)
Dividend reinvestment plan	—	—	(3)	—	—	—	—	(3)
Share-based compensation and tax benefit (3) (4)	25,231	13	3,605	—	—	—	—	3,618
Treasury stock activities(2)	—	—	—	—	—	689	(689)	—
Balance at December 31, 2019	16,403,776	7,984	259,253	300,607	(6,267)	4,543	(4,543)	561,577
Net Income	—	—	—	71,498	—	—	—	71,498
Other comprehensive income	—	—	—	—	3,402	—	—	3,402
Dividends declared ($1.725 per share)	—	—	—	(29,106)	—	—	—	(29,106)
Equity issuances under various plans (5)	1,023,609	498	85,353	—	—	—	—	85,851
Share-based compensation and tax benefit (3) (4)	34,456	17	3,876	—	—	—	—	3,893
Treasury stock activities (2)	—	—	—	—	—	1,136	(1,136)	—
Cumulative effect of the adoption of ASU 2016-13	—	—	—	(30)	—	—	—	(30)
Balances at December 31, 2020	17,461,841	8,499	348,482	342,969	(2,865)	5,679	(5,679)	697,085
Net Income	—	—	—	83,466	—	—	—	83,466
Other comprehensive income	—	—	—	—	4,168	—	—	4,168
Dividends declared ($1.880 per share)	—	—	—	(33,363)	—	—	—	(33,363)
Dividend reinvestment plan	147,256	72	18,176	—	—	—	—	18,248
Share-based compensation and tax benefit (3) (4)	46,313	22	4,504	—	—	—	—	4,526
Treasury stock activities (2)	—	—	—	—	—	1,561	(1,561)	—
Balances at December 31, 2021	17,655,410	$8,593	$371,162	$393,072	$1,303	$7,240	$(7,240)	$774,130

(1) 2,000,000 shares of preferred stock at $0.01 par value per share have been authorized. No shares have been issued or are outstanding; accordingly, no information has been included in the Consolidated Statements of Stockholders’ Equity.
(2) Includes 116,238, 105,087 and 95,329 shares at December 31, 2021, 2020 and 2019, respectively, held in a Rabbi Trust related to our Non-Qualified Deferred Compensation Plan.
(3) Includes amounts for shares issued for directors’ compensation.
(4) The shares issued under the SICP are net of shares withheld for employee taxes. For 2021, 2020 and 2019, we withheld 14,020, 10,319 and 7,635 shares, respectively, for taxes.
(5) Includes the Retirement Savings Plan, DRIP and ATM equity issuances.

The accompanying notes are an integral part of the financial statements.
Chesapeake Utilities Corporation 2021 Form 10-K Page 59

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
Our unregulated energy businesses primarily include: (a) propane operations in the Mid-Atlantic region, North Carolina, South Carolina, and Florida; (b) our unregulated natural gas transmission/supply operation in central and eastern Ohio; (c) our CHP plant in Florida that generates electricity and steam; and (d) our subsidiary, based in Florida, that provides CNG, LNG and RNG transportation and pipeline solutions, primarily to utilities and pipelines throughout the eastern United States.
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
Beginning in the third quarter of 2019, our management began executing a strategy to sell the operating assets of PESCO. In the fourth quarter of 2019, we closed on four separate transactions to sell PESCO's assets and contracts. As a result of these sales, we have fully exited the natural gas marketing business. Accordingly, PESCO’s historical financial results are reflected in our consolidated financial statements as discontinued operations, which required retrospective application to financial information for all periods presented. Refer to Note 4, Acquisitions for further information.

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

Throughout 2021, restrictions continued to be lifted as vaccines have become widely available in the United States. For example, the state of emergency in Florida was terminated in May 2021 followed by Delaware and Maryland in July 2021, resulting in reduced restrictions. The expiration of the states of emergency in our service territories, along with the settlement of our limited proceeding in Florida, has concluded our ability to defer incremental pandemic related costs for consideration through the applicable regulatory process.

We have been closely following the legal process related to the Occupational Safety and Health Administration (OSHA) Emergency Temporary Standard (ETS) mandating that all employers, with 100 or more employees, require COVID-19 vaccinations or weekly testing, which made its way to the United States Supreme Court. While OSHA has withdrawn the ETS as a temporary standard following the Supreme Court’s ruling, we will continue to monitor its status as a proposed rule, and any developments in the various appeals of the various district court orders enjoining the enforcement of the Executive Order regarding the federal contractor vaccine mandate. In light of the continued emergence and growing prevalence of the new variants of COVID-19, such as the Omicron variant, we continue to operate under our pandemic response plan, monitor developments affecting employees, customers, suppliers, and stockholders and take all precautions warranted to operate safely and to comply with the CDC and OSHA standards, in order to protect our employees, customers and the communities we serve. Refer to Note 19, Rates and Other Regulatory Activities, for further information on the regulated assets established as a result of the incremental expenses associated with COVID-19.
Chesapeake Utilities Corporation 2021 Form 10-K     Page 60

Notes to the Consolidated Financial Statements
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
Property, Plant and Equipment
Property, plant and equipment are stated at original cost less accumulated depreciation or fair value, if impaired. Costs include direct labor, materials and third-party construction contractor costs, allowance for funds used during construction ("AFUDC"), and certain indirect costs related to equipment and employees engaged in construction. The costs of repairs and minor replacements are charged to expense as incurred, and the costs of major renewals and betterments are capitalized. Upon retirement or disposition of property within the regulated businesses, the gain or loss, net of salvage value, is charged to accumulated depreciation. Upon retirement or disposition of property owned by the unregulated businesses, the gain or loss, net of salvage value, is charged to income. A summary of property, plant and equipment for continuing operations by classification as of December 31, 2021 and 2020 is provided in the following table:

	As of December 31,
(in thousands)	2021	2020
Property, plant and equipment
Regulated Energy
Natural gas distribution - Delmarva Peninsula and Florida	$859,627	$782,329
Natural gas transmission - Delmarva Peninsula, Pennsylvania and Florida	727,277	667,538
Electric distribution	133,383	127,710
Unregulated Energy
Propane operations – Mid-Atlantic, North Carolina, South Carolina and Florida	176,095	151,258
Natural gas transmission and supply – Ohio	112,050	87,962
Electricity and steam generation	36,740	36,521
Mobile CNG and pipeline solutions	32,374	24,905
Other	35,418	30,769
Total property, plant and equipment	2,112,964	1,908,992
Less: Accumulated depreciation and amortization	(417,479)	(368,743)
Plus: Construction work in progress	49,393	60,929
Net property, plant and equipment	$1,744,878	$1,601,178
Contributions or Advances in Aid of Construction
Customer contributions or advances in aid of construction reduce property, plant and equipment, unless the amounts are refundable to customers. Contributions or advances may be refundable to customers after a number of years based on the amount of revenues generated from the customers or the duration of the service provided to the customers. Refundable contributions or advances are recorded initially as liabilities. Non-refundable contributions reduce property, plant and equipment at the time of such determination. As of December 31, 2021 and 2020, the non-refundable contributions totaled $6.3 million and $3.7 million, respectively.
AFUDC
Some of the additions to our regulated property, plant and equipment include AFUDC, which represents the estimated cost of funds, from both debt and equity sources, used to finance the construction of major projects. AFUDC is capitalized in the applicable rate base for ratemaking purposes when the completed projects are placed in service. During the years ended December 31, 2021, 2020 and 2019 AFUDC totaled $0.4 million, $0.7 million and $0.7 million, respectively, which was reflected as a reduction of interest charges.
Leases
Chesapeake Utilities Corporation 2021 Form 10-K Page 61

Notes to the Consolidated Financial Statements
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
Jointly-owned Pipelines
Property, plant and equipment for our Florida natural gas transmission operation included $27.6 million of assets at December 31, 2021, which consist of the 26-mile Callahan intrastate transmission pipeline in Nassau County, Florida jointly-owned with Seacoast Gas Transmission. Peninsula Pipeline's ownership is 50 percent. The pipeline was placed in-service during the second quarter of 2020. Peninsula Pipeline's share of direct expenses for the jointly-owned pipeline are included in operating expenses of our consolidated statements of income. Accumulated depreciation for this pipeline totaled $0.9 million at December 31, 2021.
Property, plant and equipment for our Florida natural gas transmission operation also included $6.7 million of assets, at December 31, 2021 and 2020, which consisted of the 16-mile pipeline from the Duval/Nassau County line to Amelia Island in Nassau County, Florida, previously jointly owned with Peoples Gas. Effective October 2020, the parties agreed to terminate the pre-existing ownership and capacity agreement and rescind their ownership interests in exchange for defined sections of the pipeline. This resulted in Peninsula Pipeline taking a 100% ownership in the northern end of the pipeline. Accumulated depreciation for this pipeline totaled $1.8 million and $1.7 million at December 31, 2021 and 2020, respectively.
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
Depreciation and Accretion Included in Operations Expenses
We compute depreciation expense for our regulated operations by applying composite, annual rates, as approved by the respective regulatory bodies. The following table shows the average depreciation rates used for regulated operations during the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
Natural gas distribution – Delmarva Peninsula	2.5%	2.5%	2.5%
Natural gas distribution – Florida	2.5%	2.5%	2.6%
Natural gas transmission – Delmarva Peninsula	2.7%	2.7%	2.6%
Natural gas transmission – Florida	2.3%	2.3%	2.4%
Electric distribution	2.8%	2.9%	3.4%
Chesapeake Utilities Corporation 2021 Form 10-K     Page 62

Notes to the Consolidated Financial Statements
For our unregulated operations, we compute depreciation expense on a straight-line basis over the following estimated useful lives of the assets:

Asset Description	Useful Life
Propane distribution mains	10-37 years
Propane bulk plants and tanks	10-40 years
Propane equipment, meters and meter installations	5-33 years
Measuring and regulating station equipment	5-37 years
Natural gas pipelines	45 years
Natural gas right of ways	Perpetual
CHP plant	30 years
Natural gas processing equipment	20-25 years
Office furniture and equipment	3-10 years
Transportation equipment	4-20 years
Structures and improvements	5-45 years
Other	Various

We report certain depreciation and accretion in operations expense, rather than as a depreciation and amortization expense, in the accompanying consolidated statements of income in accordance with industry practice and regulatory requirements. Depreciation and accretion included in operations expense consists of the accretion of the costs of removal for future retirements of utility assets, vehicle depreciation, computer software and hardware depreciation, and other minor amounts of depreciation expense. For the years ended December 31, 2021, 2020 and 2019, we reported $10.2 million, $9.6 million and $8.8 million, respectively, of depreciation and accretion in operations expenses.

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
Chesapeake Utilities Corporation 2021 Form 10-K Page 63

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
Natural Gas, Electric and Propane Costs
Natural gas, electric and propane costs include the direct costs attributable to the products sold or services provided to our customers. These costs include primarily the variable commodity cost of natural gas, electricity and propane, costs of pipeline capacity needed to transport and store natural gas, transmission costs for electricity, costs to gather and process natural gas, costs to transport propane to/from our storage facilities or our mobile CNG equipment to customer locations, and steam and electricity generation costs. Depreciation expense is not included in natural gas, electric and propane costs.
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
Accounts Receivable and Allowance for Credit Losses
Accounts receivable consist primarily of amounts due for sales of natural gas, electricity and propane and transportation and distribution services to customers. An allowance for doubtful accounts is recorded against amounts due based upon our collections experiences and an assessment of our customers’ inability or reluctance to pay. If circumstances change, our estimates of recoverable accounts receivable may also change. Circumstances which could affect such estimates include, but are not limited to, customer credit issues, natural gas, electricity and propane prices and impacts from pandemics and general economic conditions. Accounts receivable are written off when they are deemed to be uncollectible.
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
When determining estimated credit losses, we analyze the balance of our trade receivables based on the underlying line of business. This resulted in an examination of trade receivables from our energy distribution, energy transmission, energy delivery services and propane operations businesses. Our energy distribution business consists of all our regulated distribution utility (natural gas and electric) operations on the Delmarva Peninsula and in Florida. These business units have the ability to recover their costs through the rate making process, which can include consideration for amounts historically written off to be included in rate base. Therefore, they possess a mechanism to recover credit losses which we believe reduces their exposure to
Chesapeake Utilities Corporation 2021 Form 10-K     Page 64

Notes to the Consolidated Financial Statements
credit risk. Our energy transmission and energy delivery services business units consist of our natural gas pipelines and our mobile CNG delivery operations. The majority of customers served by these business units are regulated distribution utilities who also have the ability to recover their costs. We believe this cost recovery mechanism significantly reduces the amount of credit risk. Our propane operations are unregulated and do not have the same ability to recover their costs as our regulated operations. However, historically our propane operations have not had material write offs relative to the amount of revenues generated.
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
During the first quarter of 2020, COVID-19 began to rapidly spread within the United States. Federal, state and local governments throughout the country imposed restrictions to promote social distancing to slow the spread of the virus, which has also had the effect of limiting commercial activity. These measures resulted in significant job losses and a slowing of economic activity across the United States and in the areas that we serve. We have considered the impact of COVID-19 on our receivables for the twelve months ended December 31, 2021, monitored developments that impact our customers’ ability to pay and have revised our estimates of expected credit losses to reflect these impacts.

(in thousands)
Balance at December 31, 2020	$4,785
Additions:
Provision for credit losses	134
Recoveries	(125)
Deductions:
Write offs	(1,653)
Balance at December 31, 2021	$3,141
Inventories
We use the average cost method to value propane, materials and supplies, and other merchandise inventory. If market prices drop below cost, inventory balances that are subject to price risk are adjusted to their net realizable value. There was no lower-of-cost-or-net realizable value adjustment for the years ended December 31, 2021, 2020 or 2019.
Goodwill and Other Intangible Assets
Goodwill is not amortized but is tested for impairment at least annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We use a present value technique based on discounted cash flows to estimate the fair value of our reporting units. An impairment charge is recognized if the carrying value of a reporting unit’s goodwill exceeds its implied fair value. The testing of goodwill for the years ended December 31, 2021, 2020 and 2019 indicated no goodwill impairment. Other intangible assets are amortized on a straight-line basis over their estimated economic useful lives.
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
Chesapeake Utilities Corporation 2021 Form 10-K Page 65

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
The expected long-term rates of return on assets are utilized in calculating the expected returns on the plan assets component of our annual pension plan costs. We estimate the expected returns on plan assets by evaluating expected bond returns, asset allocations, the effects of active plan management, the impact of periodic plan asset rebalancing and historical performance. We also consider the guidance from our investment advisors in making a final determination of our expected rates of return on assets.
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
Chesapeake Utilities Corporation 2021 Form 10-K     Page 66

Notes to the Consolidated Financial Statements
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

Recently Adopted Accounting Standards
There are no new accounting pronouncements issued that are applicable to us.

Chesapeake Utilities Corporation 2021 Form 10-K Page 67

Notes to the Consolidated Financial Statements

3. EARNINGS PER SHARE

The following table presents the calculation of our basic and diluted earnings per share:

	For the Year Ended December 31,
	2021	2020	2019
(in thousands, except shares and per share data)
Calculation of Basic Earnings Per Share:
Income from Continuing Operations	$83,467	$70,642	$61,100
Income/(Loss) from Discontinued Operations	(1)	856	4,053
Net Income	$83,466	$71,498	$65,153

Weighted average shares outstanding	17,558,078	16,711,579	16,398,443
Earnings Per Share from Continuing Operations	$4.75	$4.23	$3.73
Earnings Per Share from Discontinued Operations	—	0.05	0.24
Basic Earnings Per Share	$4.75	$4.28	$3.97

Calculation of Diluted Earnings Per Share:
Reconciliation of Denominator:
Weighted average shares outstanding — Basic	17,558,078	16,711,579	16,398,443
Effect of dilutive securities — Share-based compensation	74,951	59,156	50,043
Adjusted denominator — Diluted	17,633,029	16,770,735	16,448,486
Earnings Per Share from Continuing Operations	$4.73	$4.21	$3.72
Earnings Per Share from Discontinued Operations	—	0.05	0.24
Diluted Earnings Per Share	$4.73	$4.26	$3.96

4. ACQUISITIONS

Acquisition of Diversified Energy
On December 15, 2021, Sharp acquired the propane operating assets of Diversified Energy for approximately $37.5 million, net of cash acquired. In connection with this acquisition, we recorded a $2.1 million liability which is subject to the seller's adherence to various provisions contained in the purchase agreement through the first anniversary of the transaction closing. Included with the acquisition, was approximately $1.7 million of working capital from the Seller consisting predominantly of accounts receivable and propane inventory. We accounted for this acquisition as a business combination within our Unregulated Energy Segment beginning in the fourth quarter of 2021. There are multiple strategic benefits to this acquisition including it: (i) expands our propane service territory into North Carolina, South Carolina, Pennsylvania, and Virginia and (ii) includes an established customer base with opportunities for future growth. Through this acquisition, the Company expands its operating footprint into North Carolina and South Carolina and our propane business will add approximately 19,000 residential, commercial and agricultural customers, along with distribution of approximately 10.0 million gallons of propane annually. In connection with this acquisition, we recorded $23.1 million in property plant and equipment, $6.2 million in intangible assets associated with customer relationships and non-compete agreements and $5.9 million in goodwill, all of which is deductible for income tax purposes. The amounts recorded in conjunction with the acquisition are preliminary, and subject to adjustment based on contractual provisions. In January 2022, we received a $0.8 million customary post-closing working capital true-up provision related to the working capital valuation at the time of closing.

Acquisition of Western Natural Gas
In October 2020, Sharp acquired certain propane operating assets of Western Natural Gas, which provides propane distribution service throughout Jacksonville, Florida and the surrounding communities, for approximately $6.7 million, net of cash acquired. Additionally, the purchase price included $0.3 million of working capital. We accounted for this acquisition as a business combination within our Unregulated Energy Segment beginning in the fourth quarter of 2020. There are multiple strategic
Chesapeake Utilities Corporation 2021 Form 10-K     Page 68

Notes to the Consolidated Financial Statements
benefits to this acquisition including: (i) expansion of our propane service territory in Florida and (ii) establishment of a customer base with additional opportunities for future growth.

In connection with this acquisition, we recorded $3.5 million in property plant and equipment, $1.4 million in intangible assets associated with customer relationships and non-compete agreements and $1.8 million in goodwill, all of which is deductible for income tax purposes.

Acquisition of Elkton Gas
In July 2020, we closed on the acquisition on of Elkton Gas, which provides natural gas distribution service to approximately 7,000 residential and commercial customers within a franchised area of Cecil County, Maryland for approximately $15.6 million, net of cash acquired. Additionally, the purchase price included $0.6 million of working capital. Elkton Gas’ territory is contiguous to our franchised service territory in Cecil County, Maryland.

In connection with this acquisition, we recorded $15.9 million in property, plant and equipment, $0.6 million in accounts receivable, $2.6 million in other liabilities, $2.6 million in regulatory liabilities and $4.3 million in goodwill, all of which is deductible for income tax purposes. All of the assets and liabilities are recorded in the Regulated Energy segment. Upon reaching the end of the acquisition measurement period, we recognized offsetting adjustments to the acquisition date fair values of several of the assets acquired and liabilities assumed. These adjustments did not materially impact our previously recognized amount of goodwill.

These acquisitions generated the following operating revenues and income:

	For the Year Ended		For the Year Ended
	December 31, 2021		December 31, 2020
	Operating Revenues	Operating Income	Operating Revenues	Operating Income
(in thousands)
Diversified Energy	$1,423	$300	$—	$—
Western Natural Gas	$2,594	$550	$555	$120
Elkton Gas	$7,105	$1,000	$2,399	$418
5. REVENUE RECOGNITION
We recognize revenue when our performance obligations under contracts with customers have been satisfied, which generally occurs when our businesses have delivered or transported natural gas, electricity or propane to customers. We exclude sales taxes and other similar taxes from the transaction price. Typically, our customers pay for the goods and/or services we provide in the month following the satisfaction of our performance obligation. The following table displays revenue from continuing operations by major source based on product and service type for the years ended December 31, 2021, 2020 and 2019:

Chesapeake Utilities Corporation 2021 Form 10-K Page 69

Notes to the Consolidated Financial Statements

	For the year ended December 31, 2021
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Energy distribution
Delaware natural gas division	$71,195	$—	$—	$71,195
Florida natural gas division	34,074	—	—	34,074
FPU electric distribution	78,300	—	—	78,300
FPU natural gas distribution	100,535	—	—	100,535
Maryland natural gas division	22,449	—	—	22,449
Sandpiper natural gas/propane operations	20,746	—	—	20,746
Elkton Gas	7,105	—	—	7,105
Total energy distribution	334,404	—	—	334,404

Energy transmission
Aspire Energy	—	38,163	—	38,163
Aspire Energy Express	187	—	—	187
Eastern Shore	76,911	—	—	76,911
Peninsula Pipeline	26,630	—	—	26,630
Total energy transmission	103,728	38,163	—	141,891

Energy generation
Eight Flags	—	18,652	—	18,652

Propane operations
Propane delivery operations	—	142,082	—	142,082

Energy delivery services
Marlin Gas Services	—	8,315	—	8,315

Other and eliminations
Eliminations	(54,212)	(343)	(21,348)	(75,903)
Other	—	—	527	527
Total other and eliminations	(54,212)	(343)	(20,821)	(75,376)

Total operating revenues (1)	$383,920	$206,869	$(20,821)	$569,968

(1) Total operating revenues for the year ended December 31, 2021, include other revenue (revenues from sources other than contracts with customers) of $0.2 million and $0.4 million for our Regulated and Unregulated Energy segments, respectively. The sources of other revenues include revenue from alternative revenue programs related to revenue normalization for Maryland division and Sandpiper and late fees.
Chesapeake Utilities Corporation 2021 Form 10-K     Page 70

Notes to the Consolidated Financial Statements

	For the year ended December 31, 2020
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Energy distribution
Delaware natural gas division	$63,389	$—	$—	$63,389
Florida natural gas division	30,850	—	—	30,850
FPU electric distribution	76,863	—	—	76,863
FPU natural gas distribution	90,150	—	—	90,150
Maryland natural gas division	21,853	—	—	21,853
Sandpiper natural gas/propane operations	17,214	—	—	17,214
Elkton Gas	2,399	—	—	2,399
Total energy distribution	302,718	—	—	302,718

Energy transmission
Aspire Energy	—	27,951	—	27,951
Aspire Energy Express	16	—	—	16
Eastern Shore	75,117	—	—	75,117
Peninsula Pipeline	23,080	—	—	23,080
Total energy transmission	98,213	27,951	—	126,164

Energy generation
Eight Flags	—	16,147	—	16,147

Propane operations
Propane delivery operations	—	100,744	—	100,744

Energy delivery services
Marlin Gas Services	—	7,818	—	7,818

Other and eliminations
Eliminations	(48,185)	(134)	(17,602)	(65,921)
Other	—	—	528	528
Total other and eliminations	(48,185)	(134)	(17,074)	(65,393)

Total operating revenues (1)	$352,746	$152,526	$(17,074)	$488,198
(1) Total operating revenues for the year ended December 31, 2020, include other revenue (revenues from sources other than contracts with customers of $1.4 million and $0.2 million for our Regulated and Unregulated Energy segments, respectively. The sources of other revenues include revenue from alternative revenue programs related to revenue normalization for Maryland division and Sandpiper and late fees.

Chesapeake Utilities Corporation 2021 Form 10-K Page 71

Notes to the Consolidated Financial Statements

	For the years ended December 31, 2019
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
Chesapeake Utilities Corporation 2021 Form 10-K     Page 72

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

Aspire Energy Express is engaged in natural gas intrastate transmission in the State of Ohio. We currently serve the Guernsey power plant and our performance obligation is satisfied over time as the natural gas is transported to the plant. We recognize revenue based on rates approved by the Ohio PSC and the capacity used or reserved. We accrue unbilled revenues for transportation services provided and not yet billed at the end of an accounting period.

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

Chesapeake Utilities Corporation 2021 Form 10-K Page 73

Notes to the Consolidated Financial Statements
Contract balances
The timing of revenue recognition, customer billings and cash collections results in trade receivables, unbilled receivables (contract assets), and customer advances (contract liabilities) in our consolidated balance sheets. The balances of our trade receivables, contract assets, and contract liabilities as of December 31, 2021 and 2020 were as follows:

	Trade Receivables	Contract Assets (Noncurrent)	Contract Liabilities (Current)
(in thousands)
Balance at 12/31/2020	$55,600	$4,816	$644
Balance at 12/31/2021	56,277	4,806	747
Increase (decrease)	$677	$(10)	$103

Our trade receivables are included in trade and other receivables in the consolidated balance sheets. Our non-current contract assets are included in receivables and other deferred charges in the consolidated balance sheet and relate to operations and maintenance costs incurred by Eight Flags that have not yet been recovered through rates for the sale of electricity to our electric distribution operation pursuant to a long-term service agreement.

At times, we receive advances or deposits from our customers before we satisfy our performance obligation, resulting in contract liabilities. Contract liabilities are included in other accrued liabilities in the consolidated balance sheets and relate to non-refundable prepaid fixed fees for our Mid-Atlantic propane delivery operation's retail offerings. Our performance obligation is satisfied over the term of the respective retail offering plan on a ratable basis. For the years ended December 31, 2021 and 2020, we recognized revenue of $1.1 million and $1.3 million, respectively.

Remaining performance obligations
Our businesses have long-term fixed fee contracts with customers in which revenues are recognized when performance obligations are satisfied over the contract term. Revenue for these businesses for the remaining performance obligations at December 31, 2021 are expected to be recognized as follows:

(in thousands)	2022	2023	2024	2025	2026	2027 and thereafter
Eastern Shore and Peninsula Pipeline	$33,925	$26,334	$24,103	$23,231	$21,964	$179,866
Natural gas distribution operations	6,747	6,174	5,946	5,410	5,179	33,543
FPU electric distribution	652	652	652	275	275	550
Total revenue contracts with remaining performance obligations	$41,324	$33,160	$30,701	$28,916	$27,418	$213,959

Practical expedients
For our businesses with agreements that contain variable consideration, we use the invoice practical expedient method. We determined that the amounts invoiced to customers correspond directly with the value to our customers and our performance to date.

6. SEGMENT INFORMATION
We use the management approach to identify operating segments. We organize our business around differences in regulatory environment and/or products or services, and the operating results of each segment are regularly reviewed by the chief decision maker (our Chief Executive Officer) in order to make decisions about resources and to assess performance.
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
Chesapeake Utilities Corporation 2021 Form 10-K     Page 74

Notes to the Consolidated Financial Statements
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

The following table presents information about our reportable segments.

	For the Year Ended December 31,
	2021	2020	2019
(in thousands)
Operating Revenues, Unaffiliated Customers
Regulated Energy	$381,879	$350,853	$340,857
Unregulated Energy	188,089	137,345	138,748
Total operating revenues, unaffiliated customers	$569,968	$488,198	$479,605
Intersegment Revenues (1)
Regulated Energy	$2,041	$1,893	$2,149
Unregulated Energy	18,780	15,181	15,403
Other businesses	527	528	529
Total intersegment revenues	$21,348	$17,602	$18,081
Operating Income (Loss)
Regulated Energy	$106,064	$92,124	$86,584
Unregulated Energy	24,382	20,664	19,938
Other businesses and eliminations	666	(65)	(237)
Operating Income	131,112	112,723	106,285
Other income (expense), net	1,721	3,222	(1,847)
Interest charges	20,135	21,765	22,224
Income from Continuing Operations before Income Taxes	112,698	94,180	82,214
Income Taxes on Continuing Operations	29,231	23,538	21,114
Income from Continuing Operations	83,467	70,642	61,100
Income (loss) from Discontinued Operations, Net of Tax	(1)	686	(1,349)
Gain on sale of Discontinued Operations, Net of tax	—	170	5,402
Net Income	$83,466	$71,498	$65,153
Depreciation and Amortization
Regulated Energy	$48,748	$46,079	$35,227
Unregulated Energy	13,869	11,988	10,130
Other businesses and eliminations	44	50	67
Total depreciation and amortization	$62,661	$58,117	$45,424
Capital Expenditures
Regulated Energy	$139,733	147,100	$130,604
Unregulated Energy	81,651	46,295	60,034
Other businesses	6,425	2,480	8,348
Total capital expenditures	$227,809	$195,875	$198,986

(1) All significant intersegment revenues are billed at market rates and have been eliminated from consolidated revenues.
Chesapeake Utilities Corporation 2021 Form 10-K Page 75

Notes to the Consolidated Financial Statements

	As of December 31,
	2021	2020
Identifiable Assets
Regulated Energy segment	$1,629,191	$1,547,619
Unregulated Energy segment	439,114	347,665
Other businesses and eliminations	46,564	37,203
Total identifiable assets	$2,114,869	$1,932,487

7. SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest and income taxes during the years ended December 31, 2021, 2020 and 2019 were as follows:

	For the Year Ended December 31,
	2021	2020	2019
(in thousands)
Cash paid for interest	$20,809	$22,884	$23,856
Cash (received) paid for income taxes, net of refunds	$8,395	$(8,135)	$3,221
Non-cash investing and financing activities during the years ended December 31, 2021, 2020, and 2019 were as follows:

	For the Year Ended December 31,
	2021	2020	2019
(in thousands)
Capital property and equipment acquired on account, but not paid for as of December 31	$16,164	$23,625	$13,470
Common stock issued for the Retirement Savings Plan	$1,712	$1,605	$—
Common stock issued under the SICP	$2,834	$1,971	$1,691

8. DERIVATIVE INSTRUMENTS

We use derivative and non-derivative contracts to manage risks related to obtaining adequate supplies and the price fluctuations of natural gas, electricity and propane and to mitigate interest rate risk. Our natural gas, electric and propane distribution operations have entered into agreements with suppliers to purchase natural gas, electricity and propane for resale to our customers. Our natural gas gathering and transmission company has entered into contracts with producers to secure natural gas to meet its obligations. Purchases under these contracts typically either do not meet the definition of derivatives or are considered “normal purchases and normal sales” and are accounted for on an accrual basis. Our propane distribution operations may also enter into fair value hedges of their inventory or cash flow hedges of their future purchase commitments in order to mitigate the impact of wholesale price fluctuations. Occasionally, we may enter into interest rate swap agreements to mitigate risk associated with changes in short-term borrowing rates. As of December 31, 2021 and 2020, our natural gas and electric distribution operations did not have any outstanding derivative contracts.

Volume of Derivative Activity
As of December 31, 2021, the volume of our open commodity derivative contracts were as follows:

Business unit	Commodity	Contract Type	Quantity hedged (in millions)	Designation	Longest expiration date of hedge
Sharp	Propane (gallons)	Purchases	21.2	Cash flow hedges	June, 2024
Sharp	Propane (gallons)	Sales	4.4	Cash flow hedges	December, 2022
Sharp	Propane (gallons)	Purchases	0.3	N/A	March 2022
Sharp entered into futures and swap agreements to mitigate the risk of fluctuations in wholesale propane index prices associated with the propane volumes expected to be purchased and/or sold during the heating season. Under the futures and swap
Chesapeake Utilities Corporation 2021 Form 10-K     Page 76

Notes to the Consolidated Financial Statements
agreements, Sharp will receive or pay the difference between (i) the index prices (Mont Belvieu prices in December 2021 through June 2024) and (ii) the per gallon propane contracted prices, to the extent the index prices deviate from the contracted prices. If the index prices are lower than the contract prices, Sharp will pay the difference. We designated and accounted for the propane swaps as cash flows hedges. The change in the fair value of the swap agreements is recorded as unrealized gain (loss) in other comprehensive income (loss) and later recognized in the statement of income in the same period and in the same line item as the hedged transaction. We expect to reclassify approximately $3.6 million of unrealized gain from accumulated other comprehensive income to earnings during the next 12-month period ending December 31, 2022.
Interest Rate Swap Activities

We manage interest rate risk by entering into derivative contracts to hedge the variability in cash flows attributable to changes in the short-term borrowing rates. In the second quarter of 2020, we entered into interest rate swaps with notional amounts totaling $100.0 million associated with three of our short-term lines of credit which expired in October 2020. The interest rate swaps were entered to hedge the variability in cash flows attributable to changes in the short-term borrowing rates during this period. Pricing on the interest rate swaps ranged between 0.2615 and 0.3875 percent for the period. In the fourth quarter of 2020, we entered into additional interest rate swaps with notional amount of $60.0 million through December 2021 with pricing of 0.20 percent and 0.205 percent for the period associated with our outstanding borrowing under the Revolver. In February 2021, we entered into an additional interest rate swap with a notional amount of $40.0 million through December 2021 with pricing of 0.17 percent. Our short-term borrowing is based on the 30-day LIBOR rate. The interest swap was cash settled monthly as the counter-party pays us the 30-day LIBOR rate less the fixed rate. At December 31, 2021 all of our interest rate swaps had expired and we have not entered into any new derivative contracts associated with our outstanding short-term borrowings.

Broker Margin

Futures exchanges have contract specific margin requirements that require the posting of cash or cash equivalents relating to traded contracts. Margin requirements consist of initial margin that is posted upon the initiation of a position, maintenance margin that is usually expressed as a percent of initial margin, and variation margin that fluctuates based on the daily mark-to-market relative to maintenance margin requirements. We currently maintain a broker margin account for Sharp, the balance related to the account is as follows:

(in thousands)	Balance Sheet Location	December 31, 2021	December 31, 2020
Sharp	Other Current Liabilities	$4,081	$1,505
Financial Statements Presentation

The following tables present information about the fair value and related gains and losses of our derivative contracts. We did not have any derivative contracts with a credit-risk-related contingency. Fair values of the derivative contracts recorded in the consolidated balance sheets as of December 31, 2021 and 2020 are as follows:
Chesapeake Utilities Corporation 2021 Form 10-K Page 77

Notes to the Consolidated Financial Statements

	Derivative Assets
		Fair Value as of
(in thousands)	Balance Sheet Location	December 31, 2021	December 31, 2020
Derivatives not designated as hedging instruments
Propane swap agreements	Derivative assets, at fair value	$16	$—
Derivatives designated as fair value hedges
Propane put options	Derivative assets, at fair value	—	14
Derivatives designated as cash flow hedges
Propane swap agreements	Derivative assets, at fair value	7,060	3,255
Total Derivative Assets		$7,076	$3,269

	Derivative Liabilities
		Fair Value as of
(in thousands)	Balance Sheet Location	December 31, 2021	December 31, 2020
Derivatives designated as fair value hedges
Propane put options	Derivative liabilities, at fair value	$—	$23
Derivatives designated as cash flow hedges
Propane swap agreements	Derivative liabilities, at fair value	743	64
Interest rate swap agreements	Derivative liabilities, at fair value	—	40
Total Derivative Liabilities		$743	$127

 The effects of gains and losses from derivative instruments are as follows:

	Amount of Gain (Loss) on Derivatives:
	Location of Gain (Loss) on Derivatives	For the Year Ended December 31,
(in thousands)		2021	2020	2019
Derivatives not designated as hedging instruments
Propane swap agreements	Propane and natural gas costs	$(1)	$—	$—
Derivatives designated as fair value hedges
Put/Call option	Propane and natural gas costs	(24)	(12)	—
Put/Call option	Propane inventory	—	34	—
Derivatives designated as cash flow hedges
Propane swap agreements	Revenues	(536)	—	—
Propane swap agreements	Propane and natural gas costs	7,187	2,428	1,520
Propane swap agreements	Other comprehensive income (loss)	3,126	5,035	(253)
Interest rate swap agreements	Interest expense	(28)	60	—
Interest rate swap agreements	Other comprehensive income (loss)	—	(40)	—
Natural gas swap contracts	Other comprehensive income (loss)	—	—	(63)
Natural gas futures contracts	Other comprehensive income (loss)	—	—	(294)
Total		$9,724	$7,505	$910

Chesapeake Utilities Corporation 2021 Form 10-K     Page 78

Notes to the Consolidated Financial Statements
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

Financial Assets and Liabilities Measured at Fair Value
The following tables summarize our financial assets and liabilities that are measured at fair value on a recurring basis and the fair value measurements, by level, within the fair value hierarchy as of December 31, 2021 and 2020, respectively:

		Fair Value Measurements Using:
As of December 31, 2021	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Assets:
Investments—equity securities	$26	$26	$—	$—
Investments—guaranteed income fund	2,036	—	—	2,036
Investments—mutual funds and other	10,033	10,033	—	—
Total investments	12,095	10,059	—	2,036
Derivative assets	7,076	—	7,076	—
Total assets	$19,171	$10,059	$7,076	$2,036
Liabilities:
Derivative liabilities	$743	$—	$743	$—

Chesapeake Utilities Corporation 2021 Form 10-K Page 79

Notes to the Consolidated Financial Statements

		Fair Value Measurements Using:
As of December 31, 2020	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Assets:
Investments—equity securities	$21	$21	$—	$—
Investments—guaranteed income fund	2,156	—	—	2,156
Investments—mutual funds and other	8,599	8,599	—	—
Total investments	10,776	8,620	—	2,156
Derivative assets	3,269	—	3,269	—
Total assets	$14,045	$8,620	$3,269	$2,156
Liabilities:
Derivative liabilities	$127	$—	$127	$—

The following table sets forth the summary of the changes in the fair value of Level 3 investments for the years ended December 31, 2021 and 2020:

	For the Year Ended December 31,
	2021	2020
(in thousands)
Beginning Balance	$2,156	$803
Purchases and adjustments	88	261
Transfers/disbursements	(241)	1,065
Investment income	33	27
Ending Balance	$2,036	$2,156

Investment income from the Level 3 investments is reflected in other income (expense), net in the consolidated statements of income.

At December 31, 2021 and 2020, there were no non-financial assets or liabilities required to be reported at fair value. We review our non-financial assets for impairment at least on an annual basis, as required.
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
At December 31, 2021, long-term debt, which includes the current maturities but excludes debt issuance cost, had a carrying value of $568.8 million, compared to the estimated fair value of $597.2 million. At December 31, 2020, long-term debt, which includes the current maturities and debt issuance costs, had a carrying value of $523.0 million, compared to a fair value of $548.5 million. The fair value was calculated using a discounted cash flow methodology that incorporates a market interest rate based on published corporate borrowing rates for debt instruments with similar terms and average maturities, and with adjustments for duration, optionality, and risk profile. The valuation technique used to estimate the fair value of long-term debt would be considered a Level 3 measurement.
See Note 17, Employee Benefit Plans, for fair value measurement information related to our pension plan assets.

Chesapeake Utilities Corporation 2021 Form 10-K     Page 80

Notes to the Consolidated Financial Statements
10. INVESTMENTS
 The investment balances at December 31, 2021 and 2020, consisted of the following:

	As of December 31,
(in thousands)	2021	2020
Rabbi trust (associated with the Non-Qualified Deferred Compensation Plan)	$12,069	$10,755
Investments in equity securities	26	21
Total	$12,095	$10,776

We classify these investments as trading securities and report them at their fair value. For the years ended December 31, 2021, 2020 and 2019, we recorded net unrealized gains of $1.5 million, $1.5 million, and $1.6 million, respectively in other income (expense), net in the consolidated statements of income related to these investments. For the investments in the Rabbi Trust, we also have recorded an associated liability, which is included in other pension and benefit costs in the consolidated balance sheets and is adjusted each period for the gains and losses incurred by the investments in the Rabbi Trust.
11. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying value of goodwill from continuing operations as of December 31, 2021 and 2020 was as follows:

(in thousands)	Regulated Energy	Unregulated Energy	Total Goodwill
Balance at December 31, 2020	$7,617	$31,114	$38,731
Additions (1)	72	5,905	5,977
Balance at December 31, 2021	$7,689	$37,019	$44,708
(1)Includes goodwill from the purchase of operating assets of Diversified Energy in December 2021 and Elkton Gas in the third quarter of 2020.

The annual impairment testing for the years 2021 and 2020 indicated no impairment of goodwill.
The carrying value and accumulated amortization of intangible assets subject to amortization as of December 31, 2021 and 2020 are as follows:

	As of December 31,
	2021		2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships (1)	$16,814	$5,125	$10,680	$4,269
Non-Compete agreements (1)	2,431	1,078	2,375	768
Patents	452	354	452	236
Other	270	218	270	212
Total	$19,967	$6,775	$13,777	$5,485
(1) The customer relationship and non-compete agreements amounts include $6.1 million and less than $0.1 million, respectively, as a result of the purchase of the operating assets of Diversified Energy in December 2021 and $1.3 million and $0.1 million, respectively, recorded as a result of the purchase of the operating assets of Western Natural Gas in October 2020.

The customer relationships, non-compete agreements, patents and other intangible assets acquired in the purchases of the operating assets of several companies are being amortized over a weighted average of 12 years. Amortization expense of intangible assets for the year ended December 31, 2021, 2020 and 2019 was $1.3 million, $1.2 million and $0.8 million, respectively. Amortization expense of intangible assets is expected to be $1.4 million for the year 2022, $1.3 million for the years 2023 through 2025, and $1.1 million for 2026.
12. INCOME TAXES
We file a consolidated federal income tax return. Income tax expense allocated to our subsidiaries is based upon their respective taxable incomes and tax credits. State income tax returns are filed on a separate company basis in most states where we have
Chesapeake Utilities Corporation 2021 Form 10-K Page 81

Notes to the Consolidated Financial Statements
operations and/or are required to file. Our state returns for tax years after 2015 are subject to examination. At December 31, 2021, the 2015 through 2019 federal income tax returns are under examination, and no report has been issued at this time.

We expect to have federal NOLs totaling $6.3 million and $12.2 million in 2019 and 2018 respectively upon the settlement of the Internal Revenue Service examination described above. Under the CARES Act, discussed below, we elected to carry the losses back to 2015 and 2013. For state income tax purposes, we had NOLs in various states of $14.6 million and $40.0 million as of December 31, 2021 and 2020, respectively, almost all of which will expire in 2039. Excluding NOL from discontinued operations, we have recorded deferred tax assets of $1.5 million and $1.6 million related to state NOL carry-forwards at December 31, 2021 and 2020, respectively. We have not recorded a valuation allowance to reduce the future benefit of the tax NOLs because we believe they will be fully utilized.

Tax Law Changes
In March 2020, the CARES Act was signed into law and included several significant changes to the Internal Revenue Code. The CARES Act includes certain tax relief provisions including the ability to carryback five years net operating losses arising in a tax year beginning in 2018, 2019, or 2020. This provision allows a taxpayer to recover taxes previously paid at a 35 percent federal income tax rate during tax years prior to 2018. In addition, the CARES Act removed the taxable income limitation to allow a tax NOL to fully offset taxable income for tax years beginning before January 1, 2021. Our income tax expense for the years ended December 31, 2021 and 2020 included a tax benefit of $0.9 million and $1.8 million, respectively, attributable to the tax NOL carryback provided under the CARES Act for losses generated in 2018 and 2019 and then applied back to our 2013 and 2015 tax years in which we paid federal income taxes at a 35 percent tax rate.

On December 22, 2017, President Trump signed into law the TCJA. Substantially all of the provisions of the TCJA were effective for taxable years beginning on or after January 1, 2018. The provisions that significantly impacted us include the reduction of the corporate federal income tax rate from 35 percent to 21 percent. Our federal income tax expense for periods beginning on January 1, 2018 and thereafter are based on the new federal corporate income tax rate. The TCJA included changes to the Internal Revenue Code, which materially impacted our 2017 financial statements. ASC 740, Income Taxes, requires recognition of the effects of changes in tax laws in the period in which the law is enacted. ASC 740 requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. During 2018, we completed the assessment of the impact of accounting for certain effects of the TCJA. At the date of enactment in 2017, we re-measured deferred income taxes based upon the new corporate tax rate. See Note 19, Rates and Other Regulatory Activities, for further discussion of the TCJA's impact on our regulated businesses.

The following tables provide: (a) the components of income tax expense in 2021, 2020, and 2019; (b) the reconciliation between the statutory federal income tax rate and the effective income tax rate for 2021, 2020, and 2019 from continuing operations; and (c) the components of accumulated deferred income tax assets and liabilities at December 31, 2021 and 2020.

	For the Year Ended December 31,
	2021	2020	2019
(in thousands)
Current Income Tax Expense
Federal	$2,775	$(2,777)	$(2,252)
State	(96)	2,162	(491)
Other	(47)	(47)	(47)
Total current income tax expense (benefit)	2,632	(662)	(2,790)
Deferred Income Tax Expense (1)
Property, plant and equipment	24,074	23,224	25,907
Deferred gas costs	1,857	(714)	79
Pensions and other employee benefits	(655)	(75)	(454)
FPU merger-related premium cost and deferred gain	(351)	156	(278)
Net operating loss carryforwards	97	5,107	(3,772)
Other	1,577	(3,498)	2,422
Total deferred income tax expense	26,599	24,200	23,904
Income Tax Expense from Continuing Operations	29,231	23,538	21,114
Income Tax Expense from Discontinued Operations	—	153	1,416
Total Income Tax	$29,231	$23,691	$22,530
Chesapeake Utilities Corporation 2021 Form 10-K     Page 82

Notes to the Consolidated Financial Statements
(1) Includes $8.2 million, $4.9 million, and $4.7 million of deferred state income taxes for the years 2021, 2020 and 2019, respectively.

	For the Year Ended December 31,
	2021	2020	2019
(in thousands)
Reconciliation of Effective Income Tax Rates from Continuing Operations
Federal income tax expense (1)	$23,666	$19,778	$17,264
State income taxes, net of federal benefit	6,371	5,051	5,093
ESOP dividend deduction	(180)	(218)	(173)
CARES Act Tax Benefit	(919)	(1,841)	—
Depreciation	(15)	—	—
Other	308	768	(1,070)
Total Income Tax Expense from Continuing Operations	$29,231	$23,538	$21,114
Effective Income Tax Rate from Continuing Operations	25.94%	24.99%	25.65%
(1) Federal income taxes were calculated at 21 percent for 2021, 2020, and 2019.

	As of December 31,
	2021	2020
(in thousands)
Deferred Income Taxes
Deferred income tax liabilities:
Property, plant and equipment	$224,034	$199,287
Acquisition adjustment	6,266	6,618
Loss on reacquired debt	183	201
Deferred gas costs	2,366	509
Natural gas conversion costs	5,529	5,379
Storm reserve liability	5,783	7,073
Other	6,301	5,587
Total deferred income tax liabilities	250,462	224,654
Deferred income tax assets:
Pension and other employee benefits	5,354	4,636
Environmental costs	996	1,064
Net operating loss carryforwards	1,490	1,587
Storm reserve liability	448	409
Accrued expenses	4,843	6,153
Other	3,781	5,417
Total deferred income tax assets	16,912	19,266
Deferred Income Taxes Per Consolidated Balance Sheets	$233,550	$205,388
Chesapeake Utilities Corporation 2021 Form 10-K Page 83

Notes to the Consolidated Financial Statements
13. LONG-TERM DEBT
Our outstanding long-term debt is shown below:

	As of December 31,
(in thousands)	2021	2020
Uncollateralized Senior Notes:
5.93% note, due October 31, 2023	$6,000	$9,000
5.68% note, due June 30, 2026	14,500	17,400
6.43% note, due May 2, 2028	4,900	5,600
3.73% note, due December 16, 2028	14,000	16,000
3.88% note, due May 15, 2029	40,000	45,000
3.25% note, due April 30, 2032	70,000	70,000
3.48% note, due May 31, 2038	50,000	50,000
3.58% note, due November 30, 2038	50,000	50,000
3.98% note, due August 20, 2039	100,000	100,000
2.98% note, due December 20, 2034	70,000	70,000
3.00% note, due July 15, 2035	50,000	50,000
2.96% note, due August 15, 2035	40,000	40,000
2.49% notes Due January 25, 2037	50,000	—
Equipment security note
2.46% note, due September 24, 2031	9,378	—
Less: debt issuance costs	(913)	(901)
Total long-term debt	567,865	522,099
Less: current maturities	(17,962)	(13,600)
Total long-term debt, net of current maturities	$549,903	$508,499
Notes Purchase Agreement
On December 16, 2021, we agreed to issue and MetLife agreed to purchase 2.95 percent Senior Notes due March 15, 2042 in the aggregate principal amount of $50 million. We expect to issue the Notes on or before March 15, 2022. The Company anticipates using the proceeds received from the issuances of the Notes to reduce short-term borrowings under the Company’s revolving credit facility and/or to fund capital expenditures. These Senior Notes, when issued, will have similar covenants and default provisions as the existing senior notes, and will have an annual principal payment beginning in the eleventh year after the issuance.

Equipment Security Note

On September 24, 2021, we entered into an Equipment Financing Agreement with Banc of America Leasing & Capital, LLC to issue $9.6 million in sustainable financing associated with the purchase of qualifying equipment by our subsidiary, Marlin Gas Services. The equipment security note bears a 2.46 percent interest rate and has a term of 10 years. Under the terms of the agreement, we granted a security interest in the equipment to the lender, to serve as collateral.
Annual maturities
Annual maturities and principal repayments of long-term debt are as follows:

Year	2022	2023	2024	2025	2026	Thereafter	Total
(in thousands)
Payments	$17,962	$21,483	$18,505	$25,528	$34,551	$450,749	$568,778
Shelf Agreements
We have entered into Shelf Agreements with Prudential and MetLife, whom are under no obligation to purchase any unsecured debt. The following table summarizes our shelf agreements at December 31, 2021:
Chesapeake Utilities Corporation 2021 Form 10-K     Page 84

Notes to the Consolidated Financial Statements

(in thousands)	Total Borrowing Capacity	Less Amount of Debt Issued	Less Unfunded Commitments	Remaining Borrowing Capacity
Shelf Agreements (1)
Prudential Shelf Agreement	$370,000	$(220,000)	$—	$150,000
MetLife Shelf Agreement (2)	150,000	—	(50,000)	100,000
Total	$520,000	$(220,000)	$(50,000)	$250,000
(1) The Prudential and MetLife Shelf Agreements expire in April 2023 and May 2023, respectively.
(2) Unfunded commitments of $50 million reflects Senior Notes expected to be issued on or before March 15, 2022..
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
Certain Uncollateralized Senior Notes contain a “restricted payments” covenant as defined in the respective note agreements. The most restrictive covenants of this type are included within the 5.93 percent Senior Note, due October 31, 2023. The covenant provides that we cannot pay or declare any dividends or make any other restricted payments in excess of the sum of $10.0 million, plus our consolidated net income accrued on and after January 1, 2003. As of December 31, 2021, the cumulative consolidated net income base was $664.5 million, offset by restricted payments of $289.4 million, leaving $375.1 million of cumulative net income free of restrictions. As of December 31, 2021, we were in compliance with all of our debt covenants.

14. SHORT-TERM BORROWINGS
We are authorized by our Board of Directors to borrow up to $400.0 million of short-term debt, as required. At December 31, 2021 and 2020, we had $221.6 million and $175.6 million, respectively, of short-term borrowings outstanding at a weighted average interest rate of 0.83 percent and 1.28 percent, respectively.

In August 2021, we amended and restated our Revolver into a multi-tranche facility totaling $400.0 million with multiple participating lenders. The two tranches of the facility consist of a $200.0 million 364-day short-term debt tranche and a $200.0 million five-year tranche, both of which have three one-year extension options, which can be authorized by our Chief Financial Officer. We are eligible to establish the repayment term for individual borrowings under the five year tranche of the facility and to the extent that an individual loan under the Revolver exceeded 12 months, the outstanding balance would be classified as a component of long-term debt.
The availability of funds under the Revolver is subject to conditions specified in the credit agreement, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in the Revolver to maintain, at the end of each fiscal year, a funded indebtedness ratio of no greater than 65 percent. As of December 31, 2021, we are in compliance with this covenant.

The 364-day tranche of the Revolver expires in August 2022 and the five-year tranche expires in August 2026. Both tranches are available to provide funds for our short-term cash needs to meet seasonal working capital requirements and to temporarily fund portions of our capital expenditures. Borrowings under both tranches of the Revolver are subject to a pricing grid, including the commitment fee and the interest rate charged. Our pricing is adjusted each quarter based upon a total indebtedness to total capitalization ratio. As of December 31, 2021, the pricing under the 364-day tranche of the Revolver does not include an unused commitment fee and maintains an interest rate of 0.70 percent over LIBOR. As of December 31, 2021, the pricing under the five-year tranche of the Revolver included an unused commitment fee of 0.09 percent and an interest rate of 0.95 percent over LIBOR.

Chesapeake Utilities Corporation 2021 Form 10-K Page 85

Notes to the Consolidated Financial Statements
Our total available credit under the Revolver at December 31, 2021 was $173.1 million. As of December 31, 2021, we had issued $5.3 million in letters of credit to various counterparties under the syndicated Revolver. These letters of credit are not included in the outstanding short-term borrowings and we do not anticipate they will be drawn upon by the counterparties. The letters of credit reduce the available borrowings under our syndicated Revolver.

In the fourth quarter of 2020, we entered into two $30.0 million interest rate swaps with a total notional amount of $60.0 million through December 2021 with pricing of 0.20 percent and 0.205 percent for the period associated with our outstanding borrowing under the Revolver. In February 2021, we entered into an additional interest rate swap with a notional amount of $40.0 million through December 2021 with pricing of 0.17 percent. Our short-term borrowing is based on the 30-day LIBOR rate. At December 31, 2021, all of our interest rate swaps had expired and we have not entered into any new derivative contracts associated with our outstanding short-term borrowings.

15. LEASES
We have entered into lease arrangements for office space, land, equipment, pipeline facilities and warehouses. These lease arrangements enable us to better conduct business operations in the regions in which we operate. Office space is leased to provide adequate workspace for all our employees in several locations throughout our service territories. We lease land at various locations throughout our service territories to enable us to inject natural gas into underground storage and distribution systems, for bulk storage capacity, for our propane operations and for storage of equipment used in repairs and maintenance of our infrastructure. We lease natural gas compressors to ensure timely and reliable transportation of natural gas to our customers. Additionally, we lease a pipeline to deliver natural gas to an industrial customer in Polk County, Florida. We also lease warehouses to store equipment and materials used in repairs and maintenance for our businesses.

Some of our leases are subject to annual changes in the Consumer Price Index (“CPI”). While lease liabilities are not re-measured as a result of changes to the CPI, changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. A 100-basis-point increase in CPI would not have resulted in material additional annual lease costs. Most of our leases include options to renew, with renewal terms that can extend the lease term from one to 25 years or more. The exercise of lease renewal options is at our sole discretion. The amounts disclosed in our consolidated balance sheet at December 31, 2021, pertaining to the right-of-use assets and lease liabilities, are measured based on our current expectations of exercising our available renewal options. Our existing leases are not subject to any restrictions or covenants which preclude our ability to pay dividends, obtain financing or enter into additional leases. As of December 31, 2021, we have not entered into any leases, which have not yet commenced, that would entitle us to significant rights or create additional obligations. The following table presents information related to our total lease cost included in our consolidated statements of income:

		Year Ended
		December 31,
( in thousands)	Classification	2021	2020
Operating lease cost (1)	Operations expense	$2,064	$2,029
(1) Includes short-term leases and variable lease costs, which are immaterial.

The following table presents the balance and classifications of our right-of-use assets and lease liabilities included in our consolidated balance sheet at December 31, 2021 and 2020:

(in thousands)	Balance sheet classification	December 31, 2021	December 31, 2020
Assets
Operating lease assets	Operating lease right-of-use assets	$10,139	$11,194
Liabilities
Current
Operating lease liabilities	Other accrued liabilities	$1,996	$1,747
Noncurrent
Operating lease liabilities	Operating lease - liabilities	8,571	9,872
Total lease liabilities		$10,567	$11,619

Chesapeake Utilities Corporation 2021 Form 10-K     Page 86

Notes to the Consolidated Financial Statements
The following table presents our weighted-average remaining lease term and weighted-average discount rate for our operating leases at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term (in years)
Operating leases	8.10	8.70
Weighted-average discount rate
Operating leases	3.6%	3.8%
The following table presents additional information related to cash paid for amounts included in the measurement of lease liabilities included in our consolidated statements of cash flows at December 31, 2021 and 2020:

	Year Ended December 31,
(in thousands)	2021	2020
Operating cash flows from operating leases	$1,996	$1,956

The following table presents the future undiscounted maturities of our operating leases at December 31, 2021 and for each of the next five years and thereafter:

(in thousands)	Operating Leases (1)
2022	$2,019
2023	1,902
2024	1,672
2025	1,341
2026	885
Thereafter	3,668
Total lease payments	11,487
Less: Interest	(920)
Present value of lease liabilities	$10,567
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

We maintain an effective shelf registration statement with the SEC for the issuance of shares under our DRIP. Depending on our capital needs and subject to market conditions, in addition to other possible debt and equity offerings, we may issue additional shares under the direct stock purchase component of the DRIP. In 2021, we issued just over 0.1 million shares at an average price per share of $125.71 and received net proceeds of $15.2 million under the DRIP. In the third and fourth quarters of 2020, we issued 0.3 million shares at an average price per share of $86.12 and received net proceeds of $22.0 million under the DRIP.

We used the net proceeds from the ATM equity program and the DRIP, after deducting the commissions or other fees and related offering expenses payable by us, for general corporate purposes, including, but not limited to, financing of capital expenditures, repayment of short-term debt, financing acquisitions, investing in subsidiaries, and general working capital purposes.
Accumulated Other Comprehensive Income (Loss)
Chesapeake Utilities Corporation 2021 Form 10-K Page 87

Notes to the Consolidated Financial Statements
Defined benefit pension and postretirement plan items, unrealized gains (losses) of our propane swap agreements and natural gas swaps and futures contracts, designated as commodity contracts cash flow hedges, and the unrealized gains (losses) of our interest rate swap agreements, designated as cash flow hedges, are the components of our accumulated other comprehensive loss. The following table presents the changes in the balance of accumulated other comprehensive income (loss) for the years ended December 31, 2021 and 2020. All amounts in the following tables are presented net of tax.

	Defined Benefit Pension and Postretirement Plan Items	Commodity Contract Cash Flow Hedges	Interest Rate Swap Cash Flow Hedges	Total
(in thousands)
As of December 31, 2019	$(4,933)	$(1,334)	$—	$(6,267)
Other comprehensive income (loss) before reclassifications	(578)	5,400	16	4,838
Amounts reclassified from accumulated other comprehensive income (loss)	365	(1,757)	(44)	(1,436)
Net current-period other comprehensive income (loss)	(213)	3,643	(28)	3,402
As of December 31, 2020	(5,146)	2,309	(28)	(2,865)
Other comprehensive income before reclassifications	262	7,075	—	7,337
Amounts reclassified from accumulated other comprehensive income (loss)	1,616	(4,813)	28	(3,169)
Net current-period other comprehensive income	1,878	2,262	28	4,168
As of December 31, 2021	$(3,268)	$4,571	$—	$1,303
The following table presents amounts reclassified out of accumulated other comprehensive income (loss) for the years ended December 31, 2021, 2020 and 2019. Deferred gains and losses of our commodity contracts cash flow hedges are recognized in earnings upon settlement.

	For the Year Ended December 31,
(in thousands)	2021	2020	2019
Amortization of defined benefit pension and postretirement plan items:
Prior service cost (1)	$77	$77	$77
Net gain (1)	(2,243)	(592)	(2,600)
Total before income taxes	(2,166)	(515)	(2,523)
Income tax benefit (4)	550	150	656
Net of tax	$(1,616)	$(365)	$(1,867)

Gains on commodity contracts cash flow hedges
Propane swap agreements (2)	$6,651	$2,428	$1,520
Natural gas swaps (2)(3)	—	—	7
Natural gas futures (2)(3)	—	—	2,096
Total before income taxes	6,651	2,428	3,623
Income tax expense (4)	(1,838)	(671)	(1,028)
Net of tax	$4,813	$1,757	$2,595
Gains and (losses) on interest rate swap cash flow hedges:
Interest rate swap agreements	$(28)	$60	$—
Total before income taxes	(28)	60	—
Income tax expense (4)	—	(16)	—
Net of tax	$(28)	$44	$—

Total reclassifications for the period	$3,169	$1,436	$728

Chesapeake Utilities Corporation 2021 Form 10-K     Page 88

Notes to the Consolidated Financial Statements
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
Defined Benefit Pension Plans
At December 31, 2021 we sponsored two defined benefit pension plans: the FPU Pension Plan and the Chesapeake SERP.
During the fourth quarter of 2021, we formally terminated the Chesapeake Pension Plan. Accordingly, a portion of the pension settlement expense associated with the termination was allocated to our Regulated Energy operations and was recorded as regulatory assets, previously approved in all of the impacted jurisdictions. The remaining portion of the pension settlement expense totaling $0.6 million was recorded in other expense in our consolidated statement of income which reflected the amount allocated to our Unregulated Energy operations or was deemed not recoverable through the regulatory process.
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

The unfunded liability for all three plans at both December 31, 2021 and 2020, is included in the other pension and benefit costs liability in our consolidated balance sheets.
Chesapeake Utilities Corporation 2021 Form 10-K Page 89

Notes to the Consolidated Financial Statements
The following schedules set forth the funded status at December 31, 2021 and 2020 and the net periodic cost for the years ended December 31, 2021, 2020 and 2019 for the Chesapeake and FPU Pension Plans as well as the Chesapeake SERP:

	Chesapeake Pension Plan		FPU Pension Plan		Chesapeake SERP
At December 31,	2021	2020	2021	2020	2021	2020
(in thousands)
Change in benefit obligation:
Benefit obligation — beginning of year	$6,146	$6,214	$70,366	$65,304	$2,212	$2,157
Interest cost	141	176	1,714	2,085	48	63
Actuarial (gain) loss	(371)	450	(1,953)	6,069	(12)	144
Effect of settlement	(5,884)	(612)	—	—	—	—
Benefits paid	(32)	(82)	(3,097)	(3,092)	(152)	(152)
Benefit obligation — end of year	—	6,146	67,030	70,366	2,096	2,212
Change in plan assets:
Fair value of plan assets — beginning of year	4,609	4,630	55,966	49,703	—	—
Actual return on plan assets	(237)	369	4,246	6,581	—	—
Employer contributions	1,544	304	1,597	2,774	152	152
Effect of settlement	(5,884)	(612)	—	—	—	—
Benefits paid	(32)	(82)	(3,097)	(3,092)	(152)	(152)
Fair value of plan assets — end of year	—	4,609	58,712	55,966	—	—
Reconciliation:
Funded status	—	(1,537)	(8,318)	(14,400)	(2,096)	(2,212)
Accrued pension cost	$—	$(1,537)	$(8,318)	$(14,400)	$(2,096)	$(2,212)
Assumptions:
Discount rate	2.50%	2.25%	2.75%	2.50%	2.50%	2.25%
Expected return on plan assets	3.50%	3.50%	6.00%	6.00%	—%	—%

	Chesapeake Pension Plan			FPU Pension Plan			Chesapeake SERP
For the Years Ended December 31,	2021(2)	2020	2019(1)	2021	2020	2019	2021	2020	2019
(in thousands)
Components of net periodic pension cost:
Interest cost	$141	$176	$375	$1,714	$2,085	$2,452	$48	$63	$74
Expected return on assets	(166)	(157)	(487)	(3,306)	(2,967)	(2,770)	—	—	—
Amortization of actuarial loss	257	243	391	612	552	505	28	20	85
Settlement expense	1,810	203	1,982	—	—	—	—	—	58
Net periodic pension cost	2,042	465	2,261	(980)	(330)	187	76	83	217
Amortization of pre-merger regulatory asset	—	—	—	—	—	543	—	—	—
Total periodic cost	$2,042	$465	$2,261	$(980)	$(330)	$730	$76	$83	$217
Assumptions:
Discount rate	2.25%	3.00%	3.00%	2.50%	3.25%	4.25%	2.25%	3.00%	4.00%
Expected return on plan assets	3.50%	3.50%	6.00%	6.00%	6.00%	6.50%	—%	—%	—%
(1) As a result of annuity purchases and lump sum payments associated with the de-risking of the Chesapeake Pension Plan, the discount rate for Chesapeake Pension Plan was re-measured which triggered settlement accounting expense in the fourth quarter of 2019. We recorded an estimated $0.7 million for the settlement expense in our consolidated statement of income which reflected a portion of the pension settlement expense that was deemed not recoverable through the regulatory process.
(2) As a result of the termination of the Chesapeake Pension Plan in 2021, we recorded $0.6 million as the final settlement expense in our consolidated statement of income which reflected a portion of the pension settlement expense that was deemed not recoverable through the regulatory process.
Chesapeake Utilities Corporation 2021 Form 10-K     Page 90

Notes to the Consolidated Financial Statements
Included in the net periodic costs for the FPU Pension Plan for the year ended December 31, 2019 is amortization of the FPU pension regulatory asset, which represents the portion attributable to FPU's regulated operations for the changes in funded status that occurred, but were not recognized as part of net periodic cost, prior to the merger with Chesapeake Utilities in October 2009. This was previously deferred as a regulatory asset to be recovered through rates pursuant to an order by the Florida PSC. As of December 31, 2019, this regulatory asset was fully amortized. Excluding the service cost component, the other components of the net periodic costs have been recorded or reclassified to other expense, net of tax, in the consolidated statements of income.
Our funding policy provides that payments to the trust of each qualified plan shall be equal to at least the minimum funding requirements of the Employee Retirement Income Security Act of 1974. At December 31, 2021, there are no remaining assets in the Chesapeake Pension Plan. The following schedule summarizes the assets of the FPU Pension Plan, by investment type, at December 31, 2021, 2020 and 2019:

	FPU Pension Plan
At December 31,	2021	2020	2019
Asset Category
Equity securities	52%	54%	53%
Debt securities	38%	37%	37%
Other	10%	9%	10%
Total	100%	100%	100%
The investment policy of the FPU Pension Plan is designed to provide the capital assets necessary to meet the financial obligations of the plans. The investment goals and objectives are to achieve investment returns that, together with contributions, will provide funds adequate to pay promised benefits to present and future beneficiaries of the plan, earn a competitive return to increasingly fund a large portion of the plan’s retirement liabilities, minimize pension expense and cumulative contributions resulting from liability measurement and asset performance, and maintain the appropriate mix of investments to reduce the risk of large losses over the expected remaining life of the plan.
The following allocation range of asset classes is intended to produce a rate of return sufficient to meet the FPU Pension Plan’s goals and objectives (this allocation range applied to the Chesapeake Pension Plan prior to the de-risking strategy executed during the fourth quarter of 2019):

Asset Allocation Strategy
Asset Class	Minimum Allocation Percentage	Maximum Allocation Percentage
Domestic Equities (Large Cap, Mid Cap and Small Cap)	14%	32%
Foreign Equities (Developed and Emerging Markets)	13%	25%
Fixed Income (Inflation Bond and Taxable Fixed)	26%	40%
Diversifying Assets (High Yield Fixed Income, Commodities, and Real Estate)	7%	19%
Alternative Strategies (Long/Short Equity and Hedge Fund of Funds)	4%	10%
Cash	0%	5%
Due to periodic contributions and different asset classes producing varying returns, the actual asset values may temporarily move outside of the intended ranges. The investments are monitored on a quarterly basis, at a minimum, for asset allocation and performance. At December 31, 2021 and 2020, the assets of the Chesapeake Pension Plan and the FPU Pension Plan were comprised of the following investments:
Chesapeake Utilities Corporation 2021 Form 10-K Page 91

Notes to the Consolidated Financial Statements

	Fair Value Measurement Hierarchy

	At December 31, 2021				At December 31, 2020
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
(in thousands)
Mutual Funds - Equity securities
U.S. Large Cap (1)	$4,302	$—	$—	$4,302	$3,615	$—	$—	$3,615
U.S. Mid Cap (1)	1,835	—	—	1,835	1,672	—	—	1,672
U.S. Small Cap (1)	954	—	—	954	891	—	—	891
International (2)	10,863	—	—	10,863	11,307	—	—	11,307
Alternative Strategies (3)	5,888	—	—	5,888	5,586	—	—	5,586
	23,842	—	—	23,842	23,071	—	—	23,071
Mutual Funds - Debt securities
Fixed income (4)	19,551	—	—	19,551	21,563	—	—	21,563
High Yield (4)	3,014	—	—	3,014	2,606	—	—	2,606
	22,565	—	—	22,565	24,169	—	—	24,169
Mutual Funds - Other
Commodities (5)	2,297	—	—	2,297	2,246	—	—	2,246
Real Estate (6)	2,729	—	—	2,729	1,954	—	—	1,954
Guaranteed deposit (7)	—	—	497	497	—	—	1,019	1,019
	5,026	—	497	5,523	4,200	—	1,019	5,219
Total Pension Plan Assets in fair value hierarchy	$51,433	$—	$497	51,930	$51,440	$—	$1,019	52,459
Investments measured at net asset value (8)				6,782				8,116
Total Pension Plan Assets				$58,712				$60,575
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

At December 31, 2021 and 2020, our pension plans investments were classified under the same fair value measurement hierarchy (Level 1 through Level 3) described under Note 9, Fair Value of Financial Instruments. The Level 3 investments were recorded at fair value based on the contract value of annuity products underlying guaranteed deposit accounts, which was calculated using discounted cash flow models. The contract value of these products represented deposits made to the contract, plus earnings at guaranteed crediting rates, less withdrawals and fees. Certain investments that were measured at net asset value per share have not been classified in the fair value hierarchy and are presented in the table above to reconcile to total pension plan assets.

The following table sets forth the summary of the changes in the fair value of Level 3 investments for the years ended December 31, 2021 and 2020:
Chesapeake Utilities Corporation 2021 Form 10-K     Page 92

Notes to the Consolidated Financial Statements

	For the Year Ended December 31,
	2021	2020
(in thousands)
Balance, beginning of year	$1,019	$1,147
Purchases	3,160	3,190
Transfers in	5,914	921
Disbursements	(9,587)	(4,290)
Investment income	(9)	51
Balance, end of year	$497	$1,019
Other Postretirement Benefits Plans
We sponsor two defined benefit postretirement health plans: the Chesapeake Utilities Postretirement Plan ("Chesapeake Postretirement Plan") and the FPU Medical Plan. The following table sets forth the funded status at December 31, 2021 and 2020:

	Chesapeake Postretirement Plan		FPU Medical Plan
At December 31,	2021	2020	2021	2020
(in thousands)
Change in benefit obligation:
Benefit obligation — beginning of year	$1,033	$1,100	$1,009	$1,224
Interest cost	22	26	24	30
Plan participants contributions	190	166	29	37
Actuarial loss (gain)	159	(34)	71	(181)
Benefits paid	(470)	(225)	(129)	(101)
Benefit obligation — end of year	934	1,033	1,004	1,009
Change in plan assets:
Fair value of plan assets — beginning of year	—	—	—	—
Employer contributions	280	59	100	64
Plan participants contributions	190	166	29	37
Benefits paid	(470)	(225)	(129)	(101)
Fair value of plan assets — end of year	—	—	—	—
Reconciliation:
Funded status	(934)	(1,033)	(1,004)	(1,009)
Accrued postretirement cost	$(934)	$(1,033)	$(1,004)	$(1,009)
Assumptions:
Discount rate	2.83%	2.25%	2.51%	2.50%

Chesapeake Utilities Corporation 2021 Form 10-K Page 93

Notes to the Consolidated Financial Statements
Net periodic postretirement benefit costs for 2021, 2020, and 2019 include the following components:

	Chesapeake Postretirement Plan			FPU Medical Plan
For the Years Ended December 31,	2021	2020	2019	2021	2020	2019
(in thousands)
Components of net periodic postretirement cost:
Interest cost	$22	$26	$39	$24	$30	$48
Amortization of actuarial loss (gain)	34	24	46	(9)	(19)	—
Amortization of prior service cost	(77)	(77)	(77)	—	—	—
Net periodic cost	(21)	(27)	8	15	11	48
Amortization of pre-merger regulatory asset	—	—	—	—	6	8
Total periodic cost	$(21)	$(27)	$8	$15	$17	$56
Assumptions
Discount rate	2.25%	3.00%	4.00%	2.50%	3.25%	4.25%
The following table presents the amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss or as a regulatory asset as of December 31, 2021:

(in thousands)	FPU Pension Plan	Chesapeake SERP	Chesapeake Postretirement Plan	FPU Medical Plan	Total
Prior service (credit)	$—	$—	$(293)	$—	$(293)
Net loss (gain)	17,737	659	671	(114)	18,953
Total	$17,737	$659	$378	$(114)	$18,660

Accumulated other comprehensive loss (gain) pre-tax(1)	$3,370	$659	$378	$(22)	$4,385
Post-merger regulatory asset	14,367	—	—	(92)	14,275
Total unrecognized cost	$17,737	$659	$378	$(114)	$18,660
(1) The total amount of accumulated other comprehensive loss recorded on our consolidated balance sheet as of December 31, 2021 is net of income tax benefits of $1.1 million.
Pursuant to a Florida PSC order, FPU continues to record as a regulatory asset a portion of the unrecognized pension and postretirement benefit costs after the merger with Chesapeake Utilities related to its regulated operations, which is included in the above table as a post-merger regulatory asset. As of December 31, 2021, the pre-merger regulatory asset related to the FPU Pension and FPU Medical Plan was fully amortized.

 Assumptions
The assumptions used for the discount rate to calculate the benefit obligations were based on the interest rates of high-quality bonds in 2021, considering the expected lives of each of the plans. In determining the average expected return on plan assets for each applicable plan, various factors, such as historical long-term return experience, investment policy and current and expected allocation, were considered. Due to the termination of the Chesapeake Pension Plan during the fourth quarter of 2021, different assumptions regarding discount rate and expected return on plan assets were selected for Chesapeake Utilities' and FPU’s plans. Since the FPU Pension Plan is frozen with respect to additional years of service and compensation, the rate of assumed compensation increases is not applicable.
The health care inflation rate for 2021 used to calculate the benefit obligation is 5 percent for medical and 6 percent for prescription drugs for the Chesapeake Postretirement Plan; and 5 percent for both medical and prescription drugs for the FPU Medical Plan.

Chesapeake Utilities Corporation 2021 Form 10-K     Page 94

Notes to the Consolidated Financial Statements
Estimated Future Benefit Payments
In 2022, we expect to contribute $0.3 million to the FPU Pension Plan and $0.2 million to the Chesapeake SERP. We also expect to contribute less than $0.1 million to both the Chesapeake Postretirement Plan and FPU Medical Plan, in 2022.
The schedule below shows the estimated future benefit payments for each of the plans previously described:

	FPU Pension Plan(1)	Chesapeake SERP(2)	Chesapeake Postretirement Plan(2)	FPU Medical Plan(2)
(in thousands)
2022	$3,451	$151	$73	$71
2023	$3,537	$149	$68	$70
2024	$3,592	$147	$63	$71
2025	$3,690	$160	$59	$70
2026	$3,720	$157	$54	$69
Years 2027 through 2031	$18,588	$723	$218	$324
(1) The pension plan is funded; therefore, benefit payments are expected to be paid out of the plan assets.
(2) Benefit payments are expected to be paid out of our general funds.

Retirement Savings Plan
For the years ended December 31, 2021, 2020 and 2019, we sponsored a 401(k) Retirement Savings Plan. This plan is offered to all eligible employees who have completed three months of service. We match 100 percent of eligible participants’ pre-tax contributions to the Retirement Savings Plan up to a maximum of six percent of eligible compensation. The employer matching contribution is made in cash and is invested based on a participant’s investment directions. In addition, we may make a discretionary supplemental contribution to participants in the plan, without regard to whether or not they make pre-tax contributions. Any supplemental employer contribution is generally made in our common stock. With respect to the employer match and supplemental employer contribution, employees are 100 percent vested after two years of service or upon reaching 55 years of age while still employed by us. New employees who do not make an election to contribute and do not opt out of the Retirement Savings Plan will be automatically enrolled at a deferral rate of three percent, and the automatic deferral rate will increase by one percent per year up to a maximum of ten percent. All contributions and matched funds can be invested among the mutual funds available for investment.
Employer contributions to our Retirement Savings Plan totaled $5.9 million, $5.9 million, and $5.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, there were 798,586 shares of our common stock reserved to fund future contributions to the Retirement Savings Plan.
Non-Qualified Deferred Compensation Plan

Members of our Board of Directors and officers of the Company are eligible to participate in the Non-Qualified Deferred Compensation Plan. Directors can elect to defer any portion of their cash or stock compensation and officers can defer up to 80 percent of their base compensation, cash bonuses or any amount of their stock bonuses (net of required withholdings). Officers may receive a matching contribution on their cash compensation deferrals up to six percent of their compensation, provided it does not duplicate a match they receive in the Retirement Savings Plan. Stock bonuses are not eligible for matching contributions. Participants are able to elect the payment of deferred compensation to begin on a specified future date or upon separation from service. Additionally, participants can elect to receive payments upon the earlier or later of a fixed date or separation from service. The payments can be made in one lump sum or annual installments for up to 15 years.

All obligations arising under the Non-Qualified Deferred Compensation Plan are payable from our general assets, although we have established a Rabbi Trust to informally fund the plan. Deferrals of cash compensation may be invested by the participants in various mutual funds (the same options that are available in the Retirement Savings Plan). The participants are credited with gains or losses on those investments. Deferred stock compensation may not be diversified. The participants are credited with dividends on our common stock in the same amount that is received by all other stockholders. Such dividends are reinvested into our common stock. Assets held in the Rabbi Trust, recorded as Investments on the consolidated balance sheet, had a fair value of $12.1 million and $10.8 million at December 31, 2021 and 2020, respectively. (See Note 10, Investments, for further details). The assets of the Rabbi Trust are at all times subject to the claims of our general creditors.
Chesapeake Utilities Corporation 2021 Form 10-K Page 95

Notes to the Consolidated Financial Statements
Deferrals of officer base compensation and cash bonuses and directors’ cash retainers are paid in cash. All deferrals of executive performance shares, which represent deferred stock units, and directors’ stock retainers are paid in shares of our common stock, except that cash is paid in lieu of fractional shares. The value of our stock held in the Rabbi Trust is classified within the stockholders’ equity section of the consolidated balance sheets and has been accounted for in a manner similar to treasury stock. The amounts recorded under the Non-Qualified Deferred Compensation Plan totaled $7.2 million and $5.7 million at December 31, 2021 and 2020, respectively, which are also shown as a deduction against stockholders' equity in the consolidated balance sheet.
18. SHARE-BASED COMPENSATION PLANS
Our non-employee directors and key employees have been granted share-based awards through our SICP. We record these share-based awards as compensation costs over the respective service period for which services are received in exchange for an award of equity or equity-based compensation. The compensation cost is based primarily on the fair value of the shares awarded, using the estimated fair value of each share on the date it was granted, and the number of shares to be issued at the end of the service period. We have 369,099 shares of common stock reserved for issuance under the SICP.
The table below presents the amounts included in net income related to share-based compensation expense for the awards granted under the SICP for the years ended December 31, 2021, 2020 and 2019:

	For the Year Ended December 31,
	2021	2020	2019
(in thousands)
Awards to non-employee directors	$782	$733	$620
Awards to key employees	5,163	4,096	3,659
Total compensation expense	5,945	4,829	4,279
Less: tax benefit	(1,535)	(1,254)	(1,117)
Share-based compensation amounts included in net income	$4,410	$3,575	$3,162
Non-employee Directors
Shares granted to non-employee directors are issued in advance of the directors’ service periods and are fully vested as of the grant date. We record a deferred expense equal to the fair value of the shares issued and amortize the expense equally over a service period of one year. In May 2021, after the most recent election of directors, each of our non-employee directors received an annual retainer of 683 shares of common stock under the SICP for service as a director through the 2022 Annual Meeting of Stockholders; accordingly, 6,830 shares, with a weighted average fair value of $117.11 per share, were issued and vested in 2021. At December 31, 2021, there was $0.3 million of unrecognized compensation expense related to shares granted to non-employee directors. This expense will be recognized over the remaining service period ending in May 2022.

In October 2021, a newly appointed member of the Board of Directors received a pro-rated retainer of 342 shares of common stock under the SICP to serve as a non-employee director through the 2022 Annual Meeting of Stockholders. The shares awarded to the non-employee director immediately vested upon issuance in October 2021, had a weighted average fair value of $129.09 per share, and will be expensed over the remaining service period ending on the date of the 2022 Annual Meeting of Stockholders.

In May 2020, after the most recent election of directors, each of our non-employee directors received an annual retainer of 887 shares of common stock under the SICP for board service through the 2021 Annual Meeting of Stockholders; accordingly, 8,870 shares, with a weighted average fair value of $84.47 per share, were issued and vested in 2020.

Our Compensation Committee is authorized to grant our key employees the right to receive awards of shares of our common stock, contingent upon the achievement of established performance goals and subject to SEC transfer restrictions once awarded. Our President and CEO has the right to issue awards of shares of our common stock, to other officers of the Company, contingent upon various performance goals and subject to SEC transfer restrictions.

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
Chesapeake Utilities Corporation 2021 Form 10-K     Page 96

Notes to the Consolidated Financial Statements
The table below presents the summary of the stock activity for awards to all officers:

	Number of Shares	Weighted Average Fair Value
Outstanding — December 31, 2019	157,817	$80.28
Granted	70,014	91.89
Vested	(35,651)	66.48
Expired	(5,302)	65.32
Outstanding — December 31, 2020	186,878	87.06
Granted	69,903	100.76
Vested	(53,147)	76.31
Expired	(852)	74.85
Forfeited (1)	(5,384)	$93.39
Outstanding — December 31, 2021	197,398	$94.15
(1) In conjunction with the retirement of one key employee during 2020, these shares were forfeited for the remainder of the service periods associated with awards granted during their employment with the Company.

For the year ended December 31, 2021, we granted awards of 69,903 shares of common stock to officers under the SICP, including awards granted in February 2021 and to key employees appointed in officer positions. The shares granted are multi-year awards that will vest no later than the three-year service period ending December 31, 2023. All of these stock awards are earned based upon the successful achievement of long-term financial results, which are comprised of market-based and performance-based conditions or targets. The fair value of each performance-based condition or target is equal to the market price of our common stock on the grant date of each award. For the market-based conditions, we used the Monte Carlo valuation to estimate the fair value of each market-based award granted.
The intrinsic value of these awards was $28.8 million, $20.2 million and $15.1 million in 2021, 2020 and 2019, respectively. At December 31, 2021, there was $4.1 million of unrecognized compensation cost related to these awards, which is expected to be recognized through 2023.
In 2021, 2020 and 2019, we withheld shares with a value at least equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities with the executives electing to receive the net shares. The below table presents the number of shares withheld /and amounts remitted to taxing authorities:

	For the Year Ended December 31,
	2021	2020	2019
(amounts except shares, in thousands)
Shares withheld to satisfy tax obligations	14,020	10,319	7,635
Amounts remitted to tax authorities to satisfy obligations	$1,478	$977	$692

Chesapeake Utilities Corporation 2021 Form 10-K Page 97

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

Maryland
Strategic Infrastructure Development and Enhancement (“STRIDE”) plan: In March 2021, Elkton Gas filed a strategic infrastructure development and enhancement plan with the Maryland PSC. The STRIDE plan accelerates Elkton Gas' Aldyl-A pipeline replacement program as costs of the plan are recovered through a fixed charge rider which is effective for five years. Under Elkton Gas’ STRIDE plan, the Aldyl-A pipelines will be fully replaced by 2023. In July 2021, Elkton Gas reached a settlement with the Maryland PSC Staff and the Maryland Office of Public Counsel that approved Elkton Gas’ STRIDE plan. The STRIDE plan allows for recovery of the associated revenue requirement through a monthly surcharge, which was implemented effective September 2021.

Florida
West Palm Beach Expansion Project: In August 2019, the Florida PSC approved Peninsula Pipeline’s Transportation Service Agreement with FPU. Peninsula Pipeline constructed several new interconnection points and pipeline expansions in Palm Beach County, Florida, which will enable FPU to serve an industrial research park and several new residential developments. Peninsula Pipeline is now providing transportation service to FPU, increasing reliability and system pressure as well as introducing diversity in the fuel source for natural gas to serve the increased demand in these areas. Interim services began in the fourth quarter of 2019, and we completed the remainder of the project in phases through the fourth quarter of 2021.
Winter Haven Expansion Project: In May 2021, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with CFG for an incremental 6,800 Dts/d of firm service in the Winter Haven, Florida area. As part of this agreement, Peninsula Pipeline will construct a new interconnect with FGT and a new regulator station for CFG. CFG will use the additional firm service to support new incremental load due to growth, including providing service to a new can manufacturing facility, as well as provide reliability and operational benefits to CFG’s existing distribution system in the area. In connection with Peninsula Pipeline’s new regulator station, CFG is also extending its distribution system to connect to the new station. The Transportation Service Agreement was approved by the Florida PSC in September 2021. Construction commenced in February 2021 and the expected in-service date is March 2022.

Beachside Pipeline Extension: In June 2021, Peninsula Pipeline and Florida City Gas entered into a Transportation Service Agreement for an incremental 10,176 Dts/d of firm service in Indian River County, Florida, to support Florida City Gas’ growth along the Indian River's barrier island. As part of this agreement, Peninsula Pipeline will construct 11 miles of pipeline from its existing pipeline in the Sebastian, Florida area, which will travel east under the Intercoastal Waterway ("ICW") and southward on the barrier island. As required by Peninsula Pipeline’s tariff and Florida Statutes, Peninsula Pipeline filed the required company and customer affidavits with the Florida PSC in June 2021. Construction also commenced in June 2021 and the expected in-service date is December 2022.

Eastern Shore
Del-Mar Energy Pathway Project: In December 2019, the FERC issued an order approving the construction of the Del-Mar Energy Pathway project. The order approved the construction and operation of new facilities that provides an additional 14,300 Dts/d of firm service to four customers. This includes six miles of pipeline looping in Delaware; 13 miles of new mainline extension in Sussex County, Delaware and Wicomico and Somerset Counties in Maryland; and new pressure control and delivery stations in these counties. The benefits of this project include: (i) additional natural gas transmission pipeline infrastructure in eastern Sussex County, Delaware, and (ii) extension of Eastern Shore’s pipeline system, for the first time, into Somerset County, Maryland. The project is now fully in service as the construction of the Somerset County, Maryland expansion was completed in the third quarter of 2021.

Capital Cost Surcharge: In June 2021, Eastern Shore submitted a filing with the FERC regarding a capital cost surcharge to recover capital costs associated with two mandated highway relocate projects that required the replacement of existing Eastern Shore facilities. The capital cost surcharge is an approved item in the settlement of Eastern Shore’s last rate case. In conjunction
Chesapeake Utilities Corporation 2021 Form 10-K     Page 98

Notes to the Consolidated Financial Statements
with the filing of this surcharge, pursuant to the settlement agreement, a cumulative adjustment to the existing surcharge to reflect additional depreciation was included in this filing. The FERC issued an order approving the surcharge as filed on July 7, 2021. The combined revised surcharge became effective July 15, 2021.

COVID-19 Impact

In March 2020, the CDC declared a national emergency due to the rapidly growing outbreak of COVID-19. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country imposed varying degrees of restrictions on social and commercial activity to promote social distancing to slow the spread of the illness. These restrictions significantly impacted economic conditions in the United States in 2020 and continued through the fourth quarter of 2021. Chesapeake Utilities is considered an “essential business,” which has allowed us to continue operational activities and construction projects with appropriate safety precautions and personal protective equipment, while being mindful of the social distancing restrictions that were in place.

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

In 2021, restrictions were gradually lifted as vaccines became widely available in the United States. The state of emergency in Florida was terminated in May 2021 followed by Delaware and Maryland in July 2021. However, in light of the winter surge of COVID-19 cases, in January 2022, another state of emergency was declared in Delaware and Maryland. Considering the prevalence of new variants of COVID-19, we continue to operate under our pandemic response plan, monitor developments affecting employees, customers, suppliers, stockholders and take all precautions warranted to operate safely and to comply with the CDC and the Occupational Safety and Health Administration, with a goal of minimizing further exposure for our employees, customers and the communities.

In April 2020, the Maryland PSC issued an order that authorized utilities to establish a regulatory asset to record prudently incurred incremental costs related to COVID-19, beginning on March 16, 2020. The Maryland PSC found that the creation of a regulatory asset for COVID-19 related expenses will facilitate the recovery of those costs prudently incurred to serve customers during the COVID-19 pandemic, and that the deferral of such costs is appropriate because the current catastrophic health emergency is outside the control of the utility and is a non-recurring event. The Maryland PSC reviewed and issued guidance regarding the distribution of funds and the manner in which the utilities will allocate the funds to customers with eligible arrearages. Chesapeake Utilities – Maryland Division, Sandpiper Energy, and Elkton Gas received $0.3 million in the third quarter of 2021 to credit the accounts of those customers experiencing financial hardship in becoming current on their past due balances.

In May 2020, the Delaware PSC issued an order that authorized Delaware utilities to establish a regulatory asset to record COVID-19 related incremental costs incurred to ensure customers have essential utility services, for the period beginning on March 24, 2020 and ending 30 days after the state of emergency ends. The state of emergency was lifted July 12, 2021. However, in light of the winter surge of COVID-19 cases, a new state of emergency was declared in January 2022. The creation of the regulatory asset for COVID-19 related costs offers utilities the ability to seek recovery of those costs. Funds to assist with individual customer arrearages have become available through the Delaware State Housing Authority. We are working to ensure that customers know how to seek this support and then apply it to their overdue utility bills.

The Company’s Florida regulated business units reached a settlement with the Florida OPC in June 2021 related to incremental expenses incurred due to COVID-19. The settlement allows the units to establish a regulatory asset in a total amount of $2.1 million as of June 30, 2021. This amount includes COVID-19 related incremental expenses for bad debt write-offs, personnel protective equipment, cleaning and business information services for remote work. Our Florida regulated business units will amortize the regulatory asset over two years and recover it through the Purchased Gas Adjustment and Swing Service mechanisms for the natural gas business units and through the Fuel Purchased Power Cost Recovery clause for the electric division. This settlement agreement was approved by the Florida PSC on July 8, 2021 and the final order was issued on July 22, 2021.

In the fourth quarter of 2020, we began recording regulatory assets based on the net incremental expense resulting from the COVID-19 pandemic for our natural gas distribution and electric business units as authorized by the Delaware, Maryland and Florida PSCs. As of December 31, 2021 and 2020, our total COVID-19 regulatory asset balance was $2.3 million and $1.9 million, respectively.
Chesapeake Utilities Corporation 2021 Form 10-K Page 99

Notes to the Consolidated Financial Statements

Summary TCJA Table

Customer rates for our regulated business were adjusted as approved by the regulators, prior to 2020 except for Elkton Gas, which implemented a one-time bill credit in May 2020. The following table summarized the regulatory liabilities related to accumulated deferred taxes ("ADIT") associated with TCJA for our regulated businesses as of December 31, 2021 and 2020:

	Amount (in thousands)
Operation and Regulatory Jurisdiction	December 31, 2021	December 31, 2020	Status
Eastern Shore (FERC)	$34,190	$34,190	Will be addressed in Eastern Shore's next rate case filing.
Delaware Division (Delaware PSC)	$12,591	$12,728	PSC approved amortization of ADIT in January 2019.
Maryland Division (Maryland PSC)	$3,840	$3,970	PSC approved amortization of ADIT in May 2018.
Sandpiper Energy (Maryland PSC)	$3,656	$3,713	PSC approved amortization of ADIT in May 2018.
Chesapeake Florida Gas Division/Central Florida Gas (Florida PSC)	$8,032	$8,184	PSC issued order authorizing amortization and retention of net ADIT liability by the Company in February 2019.
FPU Natural Gas (excludes Fort Meade and Indiantown) (Florida PSC)	$19,189	$19,257	Same treatment on a net basis as Chesapeake Florida Gas Division (above).
FPU Fort Meade and Indiantown Divisions	$271	$309	Same treatment on a net basis as Chesapeake Florida Gas Division (above).
FPU Electric (Florida PSC)	$5,237	$6,694	In January 2019, PSC issued order approving amortization of ADIT through purchased power cost recovery, storm reserve and rates.
Elkton Gas (Maryland PSC)	$1,091	$1,124	PSC approved amortization of ADIT in March 2018.

Regulatory Assets and Liabilities
At December 31, 2021 and 2020, our regulated utility operations recorded the following regulatory assets and liabilities included in our consolidated balance sheets. These assets and liabilities will be recognized as revenues and expenses in future periods as they are reflected in customers’ rates.
Chesapeake Utilities Corporation 2021 Form 10-K     Page 100

Notes to the Consolidated Financial Statements

	As of December 31,
	2021	2020
(in thousands)
Regulatory Assets
Under-recovered purchased fuel and conservation cost recovery (1)	$9,199	$2,078
Under-recovered GRIP revenue (2)	2,101	278
Deferred postretirement benefits (3)	16,749	17,716
Deferred conversion and development costs (1)	23,383	23,054
Environmental regulatory assets and expenditures (4)	1,258	1,743
Acquisition adjustment (5)	27,182	28,756
Loss on reacquired debt (6)	721	795
Deferred costs associated with COVID-19 (7)	2,289	1,925
Deferred storm costs (8)	36,004	44,320
Other	5,081	3,927
Total Regulatory Assets	$123,967	$124,592

Regulatory Liabilities
Self-insurance (9)	$563	$533
Over-recovered purchased fuel and conservation cost recovery (1)	1,073	4,422
Over-recovered GRIP revenue (2)	11	338
Storm reserve (9)	2,829	2,673
Accrued asset removal cost (10)	47,887	45,315
Deferred income taxes due to rate change (11)	88,804	90,845
Interest related to storm recovery (8)	2,146	3,353
Other	1,487	1,541
Total Regulatory Liabilities	$144,800	$149,020

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
(3) The Florida PSC allowed FPU to treat as a regulatory asset the portion of the unrecognized costs pursuant to ASC Topic 715, Compensation - Retirement Benefits, related to its regulated operations. This balance also includes the portion of pension settlement expense associated with the termination of the Chesapeake Pension Plan pursuant to an order from the FERC and the respective PSCs that allowed us to defer Eastern Shore, Delaware and Maryland Divisions' portion. See Note 17, Employee Benefit Plans, for additional information.
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

Chesapeake Utilities Corporation 2021 Form 10-K Page 101

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
As of December 31, 2021 and 2020, we had approximately $5.2 million and $5.9 million, respectively, in environmental liabilities, related to the former MGP sites. As of December 31, 2021 and 2020, we have cumulative regulatory assets of $1.3 million and $1.7 million, respectively, in regulatory assets for future recovery of environmental costs for customers. Specific to FPU's four MGP sites in Key West, Pensacola, Sanford and West Palm Beach, FPU has approval to recover, from insurance and from customers through rates, up to $14.0 million of its environmental costs related to its MGP sites. As of December 31, 2021 and 2020, we have recovered approximately $12.9 million and $12.4 million, respectively, leaving approximately $1.1 million and $1.6 million, respectively, in regulatory assets for future recovery of environmental costs from FPU’s customers.
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
Remediation is ongoing for the MGP's in Winter Haven and Key West in Florida and in Seaford, Delaware and the remaining clean-up costs are estimated to be between $0.3 million to $0.9 million for these three sites. The Environmental Protection Agency has approved a "site-wide ready for anticipated use" status for the Sanford, Florida MGP site, which is the final step before delisting a site. The remaining remediation expenses for the Sanford MGP site are immaterial.
The following is a summary of our remediation status and estimated costs to implement clean-up of our West Palm Beach Florida site:

Status	Estimated Cost to Clean Up (Expect to Recover through Rates)
Remedial actions approved by the Florida Department of Environmental Protection have been implemented on the east parcel of the site. Similar remedial actions have been initiated on the site's west parcel, and construction of active remedial systems are expected be completed in 2022.	Between $3.3 million to $14.2 million, including costs associated with the relocation of FPU’s operations at this site, and any potential costs associated with future redevelopment of the properties.

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
FPU’s electric supply contracts require FPU to maintain an acceptable standard of creditworthiness based on specific financial ratios. FPU’s agreement with Florida Power & Light Company requires FPU to meet or exceed a debt service coverage ratio of
Chesapeake Utilities Corporation 2021 Form 10-K     Page 102

Notes to the Consolidated Financial Statements
1.25 times based on the results of the prior 12 months. If FPU fails to meet this ratio, it must provide an irrevocable letter of credit or pay all amounts outstanding under the agreement within five business days. FPU’s electric supply agreement with Gulf Power requires FPU to meet the following ratios based on the average of the prior six quarters: (a) funds from operations interest coverage ratio (minimum of 2 times), and (b) total debt to total capital (maximum of 65 percent). If FPU fails to meet the requirements, it has to provide the supplier a written explanation of actions taken, or proposed to be taken, to become compliant. Failure to comply with the ratios specified in the Gulf Power agreement could also result in FPU having to provide an irrevocable letter of credit. As of December 31, 2021, FPU was in compliance with all of the requirements of its fuel supply contracts.
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
The total purchase obligations for natural gas, electric and propane supplies are as follows:

Year	2022	2023-2024	2025-2026	Beyond 2026	Total
(in thousands)
Purchase Obligations	$89,557	$82,412	$70,114	$174,203	$416,286
Corporate Guarantees
The Board of Directors has authorized us to issue corporate guarantees securing obligations of our subsidiaries and to obtain letters of credit securing our subsidiaries' obligations. The maximum authorized liability under such guarantees and letters of credit as of December 31, 2021 was $20.0 million. The aggregate amount guaranteed at December 31, 2021 was approximately $13.1 million with the guarantees expiring on various dates through December 1, 2022.
As of December 31, 2021, we have issued letters of credit totaling approximately $5.3 million related to the electric transmission services for FPU's electric division, the firm transportation service agreement between TETLP and our Delaware and Maryland divisions, the capacity agreement between NEXUS and Aspire, and our current and previous primary insurance carriers. These letters of credit have various expiration dates through October 25, 2022. There have been no draws on these letters of credit as of December 31, 2021. We do not anticipate that the counterparties will draw upon these letters of credit, and we expect that they will be renewed to the extent necessary in the future.
Chesapeake Utilities Corporation 2021 Form 10-K Page 103

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A. CONTROLS AND PROCEDURES.
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our Chief Executive Officer and Chief Financial Officer, with the participation of other Company officials, have evaluated our “disclosure controls and procedures” (as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.
CHANGE IN INTERNAL CONTROLS
In response to the COVID-19 pandemic and social distancing restrictions that have been established in our service territories, our current pandemic response plan includes having office staff work remotely to promote social distancing in efforts to reduce the ongoing spread of COVID-19. During the quarter ended December 31, 2021, our pandemic response plan did not result in a change in the design or operations of our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2021, that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.
CEO AND CFO CERTIFICATIONS
Our Chief Executive Officer and Chief Financial Officer have filed with the SEC the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. In addition, in May 28, 2021, our Chief Executive Officer certified to the NYSE that he was not aware of any violation by us of the NYSE corporate governance listing standards.
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
Our management has evaluated and concluded that our internal control over financial reporting was effective as of December 31, 2021.

Our independent registered public accounting firm, Baker Tilly US, LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2021, as stated in its report which appears under Part II, Item 8. Financial Statements and Supplementary Data.

Chesapeake Utilities Corporation 2021 Form 10-K     Page 104

ITEM 9B. OTHER INFORMATION.
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE.

We have adopted a Code of Ethics that applies to our Principal Executive Officer, President, Principal Financial Officer, Chief Accounting Officer, Corporate Controller, Assistant Treasurer, and persons performing similar functions, which is a “code of ethics” as defined by applicable rules of the SEC. This Code of Ethics is publicly available on our website at https://chpk.com. If we make any amendments to this code other than technical, administrative or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of this code to our Principal Executive Officer, President, Principal Financial Officer, Chief Accounting Officer or Corporate Controller, we intend to disclose the nature of the amendment or waiver, its effective date and to whom it applies by posting such information on our website at the address and location specified above.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this Item is incorporated herein by reference to the portion of the Proxy Statement captioned “Fees and Services of Independent Registered Public Accounting Firm." The Company's independent registered public accounting firm is Baker Tilly, LLP, PCAOB ID: (23)

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
The following documents are filed as part of this Annual Report:
(a)(1) All of the financial statements, reports and notes to the financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.

(a)(2) Schedule II—Valuation and Qualifying Accounts.
Chesapeake Utilities Corporation 2021 Form 10-K Page 105

(a)(3) The Exhibits below.

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

Chesapeake Utilities Corporation 2021 Form 10-K     Page 106

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

• Exhibit 4.7	Note Purchase Agreement, dated August 25, 2021, by and among Chesapeake Utilities Corporation, MetLife Insurance K.K., Thrivent Financial For Lutherans, CMFG Life Insurance Company, and American Memorial Life Insurance Company relating to the placement of Chesapeake Utilities Corporations's 2.49% Senior Notes due 2037. †

• Exhibit 4.8	Private Shelf Agreement, dated March 2, 2017, by and among Chesapeake Utilities Corporation, Metropolitan Life Insurance Company, and MetLife Investment Management, LLC, relating to the private placement of Chesapeake Utilities Corporation’s 2.95% Senior Notes due 2042.†

• Exhibit 4.9	First Amendment to Private Shelf Agreement, dated May 14, 2020, by and among Chesapeake Utilities Corporation, Metropolitan Life Insurance Company, and MetLife Investment Management, LLC. †

• Exhibit 4.10	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended, is filed herewith.

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

• Exhibit 10.8
Credit Agreement, dated November 28, 2017, by and between Chesapeake Utilities Corporation and Branch Banking and Trust Company is incorporated herein by reference to Exhibit 10.20 of our Annual Report on Form 10-K for the year ended December 31, 2018, File No. 001-11590.

• Exhibit 10.9*
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

Chesapeake Utilities Corporation 2021 Form 10-K Page 107

• Exhibit 10.10*
Executive Employment Agreement dated February 25, 2019, between Chesapeake Utilities Corporation and Jeffry M. Householder, is incorporated herein by reference to Exhibit 10.25 of our Annual Report on Form 10-K for the year ended December 31, 2018, File No. 001-11590.

• Exhibit 10.11
Term Note dated January 31, 2019 issued by Chesapeake Utilities Corporation in favor of Branch Banking & Trust Company is incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 30, 2019, File No. 001-11590.

• Exhibit 10.12
Term Loan Credit Agreement, dated January 31, 2019, by and between Chesapeake Utilities Corporation and Branch Banking and Trust Company is incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 30, 2019, File No. 001-11590.

• Exhibit 10.13*
Executive Retirement Agreement dated October 9, 2019, between Chesapeake Utilities Corporation and Stephen C. Thompson is incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, File No. 001-11590.

• Exhibit 10.14
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

• Exhibit 10.15*
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

• Exhibit 10.16*
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

• Exhibit 10.19
Loan Agreement dated April 24, 2020, between Chesapeake Utilities Corporation and PNC Bank, National Association is incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, File No. 001-11590.

• Exhibit 10.20
Loan Agreement dated April 27, 2020, between Chesapeake Utilities Corporation and Bank of America, N.A. is incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, File No. 001-11590.

• Exhibit 10.21
Revolving Line of Credit Note dated April 24, 2020 issued by Chesapeake Utilities Corporation in favor of PNC Bank, National Association is incorporated herein by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, File No. 001-11590.

Chesapeake Utilities Corporation 2021 Form 10-K     Page 108

• Exhibit 10.22
Promissory Note dated April 22, 2020, issued by Chesapeake Utilities Corporation and in favor of Bank of America, N.A. is incorporated herein by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, File No. 001-11590.

• Exhibit 10.23
Credit Agreement dated May 29, 2020, between Chesapeake Utilities Corporation and Citizens Bank National Association is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, File No. 001-11590.

• Exhibit 10.24
Loan Agreement dated May 6, 2020 between Chesapeake Utilities Corporation and Royal bank of Canada is incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, File No. 001-11590.

• Exhibit 10.25
Form of Revolving Loan Note in favor of Citizens Bank National Association is incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, File No. 001-11590.

• Exhibit 10.26
Form of Revolving Credit Note in favor of Royal Bank of Canada is incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, File No. 001-11590.

• Exhibit 10.27
Credit Agreement, dated September 30, 2020, by and between Chesapeake Utilities Corporation, PNC Bank, National Association, and several other financial institutions named therein is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, File No. 001-11590.

• Exhibit 10.28
Amended and Restated Credit Agreement, dated August 12, 2021, by and between Chesapeake Utilities Corporation, PNC Bank, National Association, and several other financial institutions named therein is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, File No. 001-11590

• Exhibit 10.29*
Executive Employment Agreement, dated December 16, 2021, by and between Chesapeake Utilities Corporation and Jeffrey S. Sylvester is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 20, 2021, File No. 001-11590

• Exhibit 10.30*
Executive Employment Agreement, dated December 16, 2021, by and between Chesapeake Utilities Corporation and Jeffry M. Householder is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 20, 2021, File No. 001-11590

• Exhibit 10.31*
Executive Employment Agreement, dated December 16, 2021, by and between Chesapeake Utilities Corporation and Beth W. Cooper is incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on December 20, 2021, File No. 001-11590

• Exhibit 10.32*
Executive Employment Agreement, dated December 16, 2021, by and between Chesapeake Utilities Corporation and James F. Moriarty is incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on December 20, 2021, File No. 001-11590

• Exhibit 10.33*
Executive Employment Agreement, dated December 16, 2021, by and between Chesapeake Utilities Corporation and Kevin J. Webber is incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on December 20, 2021, File No. 001-11590

• Exhibit 10.34*
Form of Performance Share Agreement, effective February 23, 2022, for the period 2022 to 2024, pursuant to the Chesapeake Utilities Corporation 2013 Stock and Incentive Compensation Plan by and between Chesapeake Utilities Corporation and each of Jeffry M. Householder, Beth W. Cooper, James F. Moriarty, Kevin J. Webber, and Jeffrey S. Sylvester is filed herewith.

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

Chesapeake Utilities Corporation 2021 Form 10-K Page 109

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

Chesapeake Utilities Corporation 2021 Form 10-K     Page 110

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
February 23, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JEFFRY M. HOUSEHOLDER	/S/ BETH W. COOPER
Jeffry M. Householder	Beth W. Cooper, Executive Vice President,
President, Chief Executive Officer and Director	Chief Financial Officer,
February 23, 2022	and Assistant Corporate Secretary
(Principal Financial and Accounting Officer)
February 23, 2022

/S/ JOHN R. SCHIMKAITIS	/S/ DENNIS S. HUDSON, III
John R. Schimkaitis	Dennis S. Hudson, III, Director
Chair of the Board and Director	February 23, 2022
February 23, 2022

/S/ LISA G. BISACCIA	/S/ LILA A. JABER
Lisa G. Bisaccia, Director	Lila A. Jaber, Director
February 23, 2022	February 23, 2022

/S/ THOMAS J. BRESNAN	/S/ PAUL L. MADDOCK, JR.
Thomas J. Bresnan, Director	Paul L. Maddock, Jr., Director
February 23, 2022	February 23, 2022

/S/ RONALD G. FORSYTHE, JR.	/S/ CALVERT A. MORGAN, JR.
Dr. Ronald G. Forsythe, Jr., Director	Calvert A. Morgan, Jr., Director
February 23, 2022	February 23, 2022

/S/ THOMAS P. HILL, JR.	/S/ DIANNA F. MORGAN
Thomas P. Hill, Jr., Director	Dianna F. Morgan, Director
February 23, 2022	February 23, 2022

Chesapeake Utilities Corporation 2021 Form 10-K Page 111

Chesapeake Utilities Corporation and Subsidiaries
Schedule II
Valuation and Qualifying Accounts

		Additions
For the Year Ended December 31,	Balance at Beginning of Year	Charged to Income	Other Accounts (1)	Deductions (2)	Balance at End of Year
(In thousands)
Reserve Deducted From Related Assets
Reserve for Uncollectible Accounts
2021	$4,785	$134	$(125)	$(1,653)	$3,141
2020	$1,337	$3,827	$613	$(992)	$4,785
2019	$1,058	$1,392	$278	$(1,391)	$1,337
(1) Recoveries and other allowance adjustments
(2) Uncollectible accounts charged off.

Chesapeake Utilities Corporation 2020 Form 10-K     Page 112