Form 10-Q
period 2022-03-31
CHESAPEAKE UTILITIES CORP
filed 2022-05-03
CIK 19745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to
Commission File Number: 001-11590

CHESAPEAKE UTILITIES CORPORATION (Exact name of registrant as specified in its charter)

Delaware	51-0064146
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
500 Energy Lane, Dover, Delaware 19901
(Address of principal executive offices, including Zip Code)
(302) 734-6799
(Registrant’s telephone number, including area code)

909 Silver Lake Boulevard, Dover, Delaware 19904
(Former name, former address and former fiscal year, if changed since last report)

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Common Stock, par value $0.4867 — 17,727,326 shares outstanding as of April 29, 2022.

GLOSSARY OF DEFINITIONS
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
Guernsey Power Station: Guernsey Power Station, LLC, a partner with Aspire Energy Express in the construction of a power generation facility in Ohio
GRIP: Gas Reliability Infrastructure Program
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,
	2022	2021
(in thousands, except shares and per share data)
Operating Revenues
Regulated Energy	$127,891	$121,197
Unregulated Energy and other	94,989	69,990
Total Operating Revenues	222,880	191,187
Operating Expenses
Regulated natural gas and electric costs	45,442	43,043
Unregulated propane and natural gas costs	51,738	31,254
Operations	42,794	39,437
Maintenance	4,264	4,042
Depreciation and amortization	16,977	15,365
Other taxes	6,800	6,449
Total Operating Expenses	168,015	139,590
Operating Income	54,865	51,597
Other income, net	913	375
Interest charges	5,339	5,105
Income Before Income Taxes	50,439	46,867
Income Taxes	13,506	12,401
Net Income	$36,933	$34,466

Weighted Average Common Shares Outstanding:
Basic	17,678,060	17,485,866
Diluted	17,761,119	17,553,167
Earnings Per Share of Common Stock:
Basic	$2.09	$1.97
Diluted	$2.08	$1.96

The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
	2022	2021
(in thousands)
Net Income	$36,933	$34,466
Other Comprehensive Income (Loss), net of tax:
Employee Benefits, net of tax:
Amortization of prior service cost, net of tax of $(5) and $(5), respectively	(14)	(14)
Net gain, net of tax of $11 and $27, respectively	32	77
Cash Flow Hedges, net of tax:
Unrealized gain on commodity contract cash flow hedges, net of tax of $185 and $63, respectively	529	166
Unrealized loss on interest rate swap cash flow hedges, net of tax of $(1)	—	(2)
Total Other Comprehensive Income, net of tax	547	227
Comprehensive Income	$37,480	$34,693
The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

Assets	March 31, 2022	December 31, 2021
(in thousands, except shares and per share data)
Property, Plant and Equipment
Regulated Energy	$1,741,731	$1,720,287
Unregulated Energy	376,468	357,259
Other businesses and eliminations	34,692	35,418
Total property, plant and equipment	2,152,891	2,112,964
Less: Accumulated depreciation and amortization	(427,998)	(417,479)
Plus: Construction work in progress	30,487	49,393
Net property, plant and equipment	1,755,380	1,744,878
Current Assets
Cash and cash equivalents	5,208	4,976
Trade and other receivables	54,683	61,623
Less: Allowance for credit losses	(2,842)	(3,141)
Trade and other receivables, net	51,841	58,482
Accrued revenue	21,532	22,513
Propane inventory, at average cost	9,772	11,644
Other inventory, at average cost	10,228	9,345
Regulatory assets	20,438	19,794
Storage gas prepayments	650	3,691
Income taxes receivable	11,326	17,460
Prepaid expenses	13,754	17,121
Derivative assets, at fair value	7,516	7,076
Other current assets	703	1,033
Total current assets	152,968	173,135
Deferred Charges and Other Assets
Goodwill	44,708	44,708
Other intangible assets, net	12,832	13,192
Investments, at fair value	11,561	12,095
Operating lease right-of-use assets	16,231	10,139
Regulatory assets	101,611	104,173
Receivables and other deferred charges	14,338	12,549
Total deferred charges and other assets	201,281	196,856
Total Assets	$2,109,629	$2,114,869

The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

Capitalization and Liabilities	March 31, 2022	December 31, 2021
(in thousands, except shares and per share data)
Capitalization
Stockholders’ equity
Preferred stock, par value $0.01 per share (authorized 2,000,000 shares), no shares issued and outstanding	$—	$—
Common stock, par value $0.4867 per share (authorized 50,000,000 shares)	8,624	8,593
Additional paid-in capital	373,694	371,162
Retained earnings	421,344	393,072
Accumulated other comprehensive income	1,850	1,303
Deferred compensation obligation	6,477	7,240
Treasury stock	(6,477)	(7,240)
Total stockholders’ equity	805,512	774,130
Long-term debt, net of current maturities	597,878	549,903
Total capitalization	1,403,390	1,324,033
Current Liabilities
Current portion of long-term debt	19,717	17,962
Short-term borrowing	140,865	221,634
Accounts payable	30,259	52,628
Customer deposits and refunds	33,374	36,488
Accrued interest	4,950	2,775
Dividends payable	8,504	8,466
Accrued compensation	9,270	15,505
Regulatory liabilities	9,427	2,312
Derivative liabilities, at fair value	484	743
Other accrued liabilities	22,863	17,920
Total current liabilities	279,713	376,433
Deferred Credits and Other Liabilities
Deferred income taxes	241,132	233,550
Regulatory liabilities	142,807	142,488
Environmental liabilities	3,271	3,538
Other pension and benefit costs	23,073	24,120
Operating lease - liabilities	14,161	8,571
Deferred investment tax credits and other liabilities	2,082	2,136
Total deferred credits and other liabilities	426,526	414,403
Environmental and other commitments and contingencies (Notes 6 and 7)
Total Capitalization and Liabilities	$2,109,629	$2,114,869
The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2022	2021
(in thousands)
Operating Activities
Net income	$36,933	$34,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,977	15,365
Depreciation and accretion included in other costs	2,744	2,568
Deferred income taxes	7,398	6,334
Realized gain on commodity contracts and sale of assets	(4,274)	(3,514)
Unrealized loss (gain) on investments/commodity contracts	541	(389)
Employee benefits and compensation	(260)	(173)
Share-based compensation	2,213	1,876
Changes in assets and liabilities:
Accounts receivable and accrued revenue	7,532	(484)
Propane inventory, storage gas and other inventory	4,031	1,371
Regulatory assets/liabilities, net	5,774	14,123
Prepaid expenses and other current assets	6,626	4,171
Accounts payable and other accrued liabilities	(12,918)	766
Income taxes (payable) receivable	6,134	6,093
Customer deposits and refunds	(3,114)	(847)
Accrued compensation	(6,392)	(5,105)
Other assets and liabilities, net	(825)	3,761
Net cash provided by operating activities	69,120	80,382
Investing Activities
Property, plant and equipment expenditures	(29,887)	(51,994)
Proceeds from sale of assets	219	394
Environmental expenditures	(267)	(247)
Net cash used in investing activities	(29,935)	(51,847)
Financing Activities
Common stock dividends	(8,274)	(7,513)
Issuance of stock under the Dividend Reinvestment Plan, net of offering fees	3,242	2,053
Tax withholding payments related to net settled stock compensation	(2,838)	(1,478)
Change in cash overdrafts due to outstanding checks	1,223	7
Net advances (repayments) under line of credit agreements	(82,008)	(19,528)
Proceeds from long-term debt, net of offering fees	49,915	—
Repayment of long-term debt	(213)	—
Net cash used in financing activities	(38,953)	(26,459)
Net Increase in Cash and Cash Equivalents	232	2,076
Cash and Cash Equivalents—Beginning of Period	4,976	3,499
Cash and Cash Equivalents—End of Period	$5,208	$5,575
The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock (1)
(in thousands, except shares and per share data)	Number of Shares(2)	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Deferred Compensation	Treasury Stock	Total
Balance at December 31, 2020	17,461,841	$8,499	$348,482	$342,969	$(2,865)	$5,679	$(5,679)	$697,085
Net income	—	—	—	34,466	—	—	—	34,466
Other comprehensive income	—	—	—	—	227	—	—	227
Dividends declared ($0.440 per share)	—	—	—	(7,812)	—	—	—	(7,812)
Dividend reinvestment plan	20,511	10	2,204	—	—	—	—	2,214
Share-based compensation and tax benefit (3) (4)	39,141	19	189	—	—	—	—	208
Treasury stock activities	—	—	—	—	—	1,313	(1,313)	—
Balance at March 31, 2021	17,521,493	$8,528	$350,875	$369,623	$(2,638)	$6,992	$(6,992)	$726,388

Balance at December 31, 2021	17,655,410	$8,593	$371,162	$393,072	$1,303	$7,240	$(7,240)	$774,130
Net income	—	—	—	36,933	—	—	—	36,933
Other comprehensive income	—	—	—	—	547	—	—	547
Dividends declared ($0.480 per share)	—	—	—	(8,661)	—	—	—	(8,661)
Issuance under various plans (5)	24,960	12	3,410	—	—	—	—	3,422
Share-based compensation and tax benefit (3) (4)	39,018	19	(878)	—	—	—	—	(859)
Treasury stock activities	—	—	—	—	—	(763)	763	—
Balance at March 31, 2022	17,719,388	$8,624	$373,694	$421,344	$1,850	$6,477	$(6,477)	$805,512

(1)2,000,000 shares of preferred stock at $0.01 par value have been authorized. No shares have been issued or are outstanding; accordingly, no information has been included in the statements of stockholders’ equity.
(2)Includes 107,518, 116,238, 116,751, and 105,087 shares at March 31, 2022, December 31, 2021, March 31, 2021 and December 31, 2020, respectively, held in a Rabbi Trust related to our Non-Qualified Deferred Compensation Plan.
(3)Includes amounts for shares issued for directors’ compensation.
(4)The shares issued under the SICP are net of shares withheld for employee taxes. For the three months ended March 31, 2022 and 2021, we withheld 21,832 and 14,020 shares, respectively, for employee taxes.
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

The accompanying unaudited condensed consolidated financial statements have been prepared in compliance with the rules and regulations of the SEC and GAAP. In accordance with these rules and regulations, certain information and disclosures normally required for audited financial statements have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in our latest Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair presentation of our results of operations, financial position and cash flows for the interim periods presented.

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

Effects of COVID-19

In March 2020, the CDC declared a national emergency due to the rapidly growing outbreak of COVID-19. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These restrictions significantly impacted economic conditions in the United States beginning in 2020 and to a lesser extent have continued into 2022. Chesapeake Utilities is considered an “essential business,” which allowed us to continue operational activities and construction projects while social distancing restrictions were in place. At this time, restrictions have predominantly been lifted as vaccines have become widely available in the United States. Previously existing states of emergency in all of our service territories expired during the second and third quarters of 2021 eliminating a majority of restrictions initially implemented to slow the spread of the virus. The expiration of the states of emergency along with the settlement of our limited proceeding in Florida, has concluded our ability to defer incremental pandemic related costs for consideration through the applicable regulatory process. We have adjusted our operating practices accordingly to ensure the safety of our operations and will take the necessary actions to comply with the CDC, and the Occupational and Safety and Health Administration, as new developments occur.

Refer to Note 5, Rates and Other Regulatory Activities, for further information on the regulated assets established as a result of the incremental expenses associated with COVID-19.

Recent Accounting Standards Yet to be Adopted

Reference Rate Reform - (ASC 848) - In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which was subsequently amended by ASU 2021-01. The standard provides relief for companies preparing for the discontinuation of interest rates, such as LIBOR, and allows optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. The amendments included in this ASU are to be applied prospectively, and are not expected to have a material impact on our financial position or results of operations.

2.    Calculation of Earnings Per Share

	Three Months Ended
	March 31,
	2022	2021
(in thousands, except shares and per share data)
Calculation of Basic Earnings Per Share:
Net Income	$36,933	$34,466
Weighted average shares outstanding	17,678,060	17,485,866
Basic Earnings Per Share	$2.09	$1.97

Calculation of Diluted Earnings Per Share:
Net Income	$36,933	$34,466
Reconciliation of Denominator:
Weighted shares outstanding—Basic	17,678,060	17,485,866
Effect of dilutive securities—Share-based compensation	83,059	67,301
Adjusted denominator—Diluted	17,761,119	17,553,167
Diluted Earnings Per Share	$2.08	$1.96

3.     Acquisitions
Acquisition of Diversified Energy
On December 15, 2021, Sharp acquired the propane operating assets of Diversified Energy for approximately $37.5 million, net of cash acquired. In connection with this acquisition, we recorded a $2.1 million liability which is subject to the seller's adherence to various provisions contained in the purchase agreement through the first anniversary of the transaction closing. Included with the acquisition, was approximately $1.7 million of working capital from the Seller consisting predominantly of accounts receivable and propane inventory. We accounted for this acquisition as a business combination within our Unregulated Energy Segment beginning in the fourth quarter of 2021. In January 2022, we recorded a post-closing true-up of $0.8 million related to the provision for working capital valuation at the time of closing. There were multiple strategic benefits to this acquisition including it: (i) expands our propane service territory into North Carolina and South Carolina (ii) builds upon our existing propane presence in Virginia and Pennsylvania, and (iii) includes an established customer base with opportunities for future growth. Through this acquisition, the Company added approximately 19,000 residential, commercial and agricultural customers, along with expected distribution of approximately 10.0 million gallons of propane annually. In connection with this acquisition, we recorded $23.1 million in property plant and equipment, $6.2 million in intangible assets associated with customer relationships and non-compete agreements and $5.9 million in goodwill, all of which is deductible for income tax purposes. The amounts recorded in conjunction with the acquisition are preliminary, and subject to adjustment based on contractual provisions and finalization prior to the first anniversary of the transaction closing.

For the three months ended March 31, 2022, Diversified Energy generated operating revenue and operating income of $10.4 million and $1.5 million, respectively.

4.     Revenue Recognition
We recognize revenue when our performance obligations under contracts with customers have been satisfied, which generally occurs when our businesses have delivered or transported natural gas, electricity or propane to customers. We exclude sales taxes and other similar taxes from the transaction price. Typically, our customers pay for the goods and/or services we provide in the month following the satisfaction of our performance obligation. The following table displays our revenue by major source based on product and service type for the three months ended March 31, 2022 and 2021:

	Three months ended March 31, 2022				Three months ended March 31, 2021
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Energy distribution
Delaware natural gas division	$34,481	$—	$—	$34,481	$33,272	$—	$—	$33,272
Florida natural gas division	10,266	—	—	10,266	8,956	—	—	8,956
FPU electric distribution	19,089	—	—	19,089	18,551	—	—	18,551
FPU natural gas distribution	30,020	—	—	30,020	26,861	—	—	26,861
Maryland natural gas division	10,464	—	—	10,464	10,466	—	—	10,466
Sandpiper natural gas/propane operations	7,636	—	—	7,636	8,071	—	—	8,071
Elkton Gas	3,366	—	—	3,366	2,635	—	—	2,635
Total energy distribution	115,322	—	—	115,322	108,812	—	—	108,812
Energy transmission
Aspire Energy	—	18,036	—	18,036	—	12,905	—	12,905
Aspire Energy Express	263	—	—	263	47	—	—	47
Eastern Shore	20,321	—	—	20,321	19,972	—	—	19,972
Peninsula Pipeline	6,772	—	—	6,772	6,467	—	—	6,467
Total energy transmission	27,356	18,036	—	45,392	26,486	12,905	—	39,391
Energy generation
Eight Flags	—	5,539	—	5,539	—	4,329	—	4,329
Propane operations
Propane delivery operations	—	75,606	—	75,606	—	55,264	—	55,264
Compressed Natural Gas Services
Marlin Gas Services	—	2,209	—	2,209	—	2,352	—	2,352
Other and eliminations
Eliminations	(14,787)	(98)	(6,435)	(21,320)	(14,101)	(91)	(4,901)	(19,093)
Other	—	—	132	132	—	—	132	132
Total other and eliminations	(14,787)	(98)	(6,303)	(21,188)	(14,101)	(91)	(4,769)	(18,961)

Total operating revenues (1)	$127,891	$101,292	$(6,303)	$222,880	$121,197	$74,759	$(4,769)	$191,187
(1) Total operating revenues for the three months ended March 31, 2022, include other revenue (revenues from sources other than contracts with customers) of $0.1 million for both Regulated and Unregulated Energy segments, respectively, and $(0.3) million and $0.1 million for our Regulated and Unregulated Energy segments, respectively, for the three months ended March 31, 2021. The sources of other revenues include revenue from alternative revenue programs related to revenue normalization for the Maryland division and Sandpiper Energy and late fees.

Contract balances
The timing of revenue recognition, customer billings and cash collections results in trade receivables, unbilled receivables (contract assets), and customer advances (contract liabilities) in our condensed consolidated balance sheets. The balances of our trade receivables, contract assets, and contract liabilities as of March 31, 2022 and December 31, 2021 were as follows:

	Trade Receivables	Contract Assets (Current)	Contract Assets (Non-current)	Contract Liabilities (Current)
(in thousands)
Balance at 12/31/2021	$56,277	$18	$4,806	$747
Balance at 3/31/2022	50,440	18	4,743	504
Increase (decrease)	$(5,837)	$—	$(63)	$(243)
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

At times, we receive advances or deposits from our customers before we satisfy our performance obligation, resulting in contract liabilities. Contract liabilities are included in other accrued liabilities in the condensed consolidated balance sheets and relate to non-refundable prepaid fixed fees for our Mid-Atlantic propane delivery operation's retail offerings. Our performance obligation is satisfied over the term of the respective customer retail program on a ratable basis. For the three months ended March 31, 2022 and 2021, we recognized revenue of $0.4 million.

Remaining performance obligations
Our businesses have long-term fixed fee contracts with customers in which revenues are recognized when performance obligations are satisfied over the contract term. Revenue for these businesses for the remaining performance obligations, at March 31, 2022, are expected to be recognized as follows:

(in thousands)	2022	2023	2024	2025	2026	2027	2028 and thereafter
Eastern Shore and Peninsula Pipeline	$35,359	$44,475	$39,677	$33,050	$29,467	$25,228	$179,247
Natural gas distribution operations	5,010	5,681	5,458	4,928	4,745	4,406	27,089
FPU electric distribution	489	652	652	275	275	275	275
Total revenue contracts with remaining performance obligations	$40,858	$50,808	$45,787	$38,253	$34,487	$29,909	$206,611

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

Maryland

Ocean City Maryland Reinforcement: In March 2022, we filed a Section 7(f) - Request for Service Area Determination with the FERC regarding plans to extend our natural gas facilities across the Delaware/Maryland state line from

Sussex County, Delaware, to Worcester County, Maryland, to provide a secondary feed to Sandpiper Energy, Inc.'s (Sandpiper) system. We anticipate resolution of this filing in the second quarter of 2022.

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

Florida

Winter Haven Expansion Project: In May 2021, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with CFG for an incremental 6,800 Dts/d of firm service in the Winter Haven, Florida area. As part of this agreement, Peninsula Pipeline will construct a new interconnect with FGT and a new regulator station for CFG. CFG will use the additional firm service to support new incremental load due to growth, including providing service to a new can manufacturing facility, as well as provide reliability and operational benefits to CFG’s existing distribution system in the area. In connection with Peninsula Pipeline’s new regulator station, CFG is also extending its distribution system to connect to the new station. The Transportation Service Agreement was approved by the Florida PSC in September 2021. Construction commenced in February 2021 and the expected in-service date is the second quarter of 2022.

Beachside Pipeline Extension: In June 2021, Peninsula Pipeline and Florida City Gas entered into a Transportation Service Agreement for an incremental 10,176 Dts/d of firm service in Indian River County, Florida, to support Florida City Gas’ growth along the Indian River's barrier island. As part of this agreement, Peninsula Pipeline will construct 11.3 miles of pipeline from its existing pipeline in the Sebastian, Florida area, which will travel east under the Intercoastal Waterway ("ICW") and southward on the barrier island. As required by Peninsula Pipeline’s tariff and Florida Statutes, Peninsula Pipeline filed the required company and customer affidavits with the Florida PSC in June 2021. Construction commenced in June 2021 and the expected in-service date is early 2023.

Eastern Shore

Southern Expansion Project: In January 2022, Eastern Shore submitted a prior notice filing with the FERC pursuant to blanket certificate procedures, regarding its proposal to install an additional compressor unit and related facilities at Eastern Shore's existing compressor station in Bridgeville, Sussex County, Delaware. The project will enable Eastern Shore to provide additional firm natural gas transportation service to an existing shipper on Eastern Shore's pipeline system, with a projected in-service date by November 2022. We are currently in the midst of the comment and protest phase of the filing of the application process.

Capital Cost Surcharge: In June 2021, Eastern Shore submitted a filing with the FERC regarding a capital cost surcharge to recover capital costs associated with two mandated highway relocate projects that required the replacement of existing Eastern Shore facilities. The capital cost surcharge was an approved item in Eastern Shore’s last rate case. In conjunction with the filing of this surcharge, pursuant to the settlement agreement, a cumulative adjustment to the existing surcharge to reflect additional depreciation was included in this filing. The FERC issued an order approving the surcharge as filed on July 7, 2021. The combined revised surcharge became effective July 15, 2021.

COVID-19 Impact

In March 2020, the CDC declared a national emergency due to the rapidly growing outbreak of COVID-19. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These restrictions significantly impacted economic conditions in the United States in 2020 and continued to impact economic conditions, to a lesser extent, through 2021. Chesapeake Utilities is considered an “essential business,” which allowed us to continue operational activities and construction projects with appropriate safety precautions and personal protective equipment, while being mindful of the social distancing restrictions that were in place.

In response to the COVID-19 pandemic and related restrictions, we experienced reduced consumption of energy largely in the commercial and industrial sectors, higher bad debt expenses and incremental expenses associated with COVID-19, including expenditures associated with personal protective equipment and premium pay for field personnel. The additional operating expenses we incurred supported the ongoing delivery of our essential services during these unprecedented times. In April and May 2020, we were authorized by the Maryland and Delaware PSCs, respectively, to record regulatory assets for COVID-19 related costs which offers us the ability to seek recovery of those costs. In July 2021, the Florida PSC issued an order that approved incremental expenses we incurred due to COVID-19. The order allowed us to establish a regulatory asset in a total amount of $2.1 million as of June 30, 2021 for natural gas and electric distribution operations. The regulatory asset is amortized over two years and is recovered through the Purchased Gas Adjustment and Swing Service mechanisms for our natural gas distribution businesses and through the Fuel Purchased Power Cost Recovery clause for our electric division. As of March 31, 2022 and December 31, 2021, our total COVID-19 regulatory asset balance was $2.0 million and $2.3 million, respectively.

In 2021 and 2022, restrictions were gradually lifted as vaccines became widely available in the United States. The various state of emergencies associated with the COVID-19 pandemic that were previously declared in our service territories have been terminated and we have adjusted our operating practices accordingly to ensure the safety of our operations and will take the necessary actions to comply with the CDC, and the Occupational Safety and Health Administration, as new developments occur.

    Summary TCJA Table
Customer rates for our regulated businesses were adjusted as approved by the regulators, prior to 2020 with the exception of Elkton Gas, which implemented a one-time bill credit in May 2020. The following table summarizes the regulatory liabilities related to accumulated deferred taxes ("ADIT") associated with TCJA for our regulated businesses as of March 31, 2022 and December 31, 2021:

	Amount (in thousands)
Operation and Regulatory Jurisdiction	March 31, 2022	December 31, 2021	Status
Eastern Shore (FERC)	$34,190	$34,190	Will be addressed in Eastern Shore's next rate case filing.
Delaware Division (Delaware PSC)	$12,551	$12,591	PSC approved amortization of ADIT in January 2019.
Maryland Division (Maryland PSC)	$3,806	$3,840	PSC approved amortization of ADIT in May 2018.
Sandpiper Energy (Maryland PSC)	$3,641	$3,656	PSC approved amortization of ADIT in May 2018.
Chesapeake Florida Gas Division/Central Florida Gas (Florida PSC)	$7,986	$8,032	PSC issued order authorizing amortization and retention of net ADIT liability by the Company in February 2019.
FPU Natural Gas (excludes Fort Meade and Indiantown) (Florida PSC)	$19,086	$19,189	Same treatment on a net basis as Chesapeake Florida Gas Division (above).
FPU Fort Meade and Indiantown Divisions (Florida PSC)	$268	$271	Same treatment on a net basis as Chesapeake Florida Gas Division (above).
FPU Electric (Florida PSC)	$5,176	$5,237	In January 2019, PSC issued order approving amortization of ADIT through purchased power cost recovery, storm reserve and rates.
Elkton Gas (Maryland PSC)	$1,091	$1,091	PSC approved amortization of ADIT in March 2018.

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
As of March 31, 2022 and December 31, 2021, we had approximately $4.9 million and $5.2 million, respectively, in environmental liabilities related to the former MGP sites. As of March 31, 2022 and December 31, 2021, we have cumulative regulatory assets of $1.1 million and $1.3 million, respectively, in regulatory assets for future recovery of environmental costs for customers. Specific to FPU’s four MGP sites in Key West, Pensacola, Sanford and West Palm Beach. FPU has approval to recover, from insurance and through customer rates, up to $14.0 million of its environmental costs related to its MGP sites. As of March 31, 2022 and December 31, 2021, we had recovered approximately $13.0 million and $12.9 million, respectively, leaving approximately $1.0 million and $1.1 million, respectively, in regulatory assets for future recovery of environmental costs from FPU’s customers.
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
FPU’s electric supply contracts require FPU to maintain an acceptable standard of creditworthiness based on specific financial ratios. FPU’s agreement with Florida Power & Light Company requires FPU to meet or exceed a debt service coverage ratio of 1.25 times based on the results of the prior 12 months. If FPU fails to meet this ratio, it must provide an irrevocable letter of credit or pay all amounts outstanding under the agreement within five business days. FPU’s electric supply agreement with Gulf Power requires FPU to meet the following ratios based on the average of the prior six quarters: (a) funds from operations interest coverage ratio (minimum of two times), and (b) total debt to total capital (maximum of 65 percent). If FPU fails to meet the requirements, it has to provide the supplier a written explanation of actions taken, or proposed to be taken, to become compliant. Failure to comply with the ratios specified in the Gulf Power agreement could also result in FPU having to provide an irrevocable letter of credit. As of March 31, 2022, FPU was in compliance with all of the requirements of its fuel supply contracts.
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

Corporate Guarantees
The Board of Directors has authorized us to issue corporate guarantees securing obligations of our subsidiaries and to obtain letters of credit securing our subsidiaries' obligations. The maximum authorized liability under such guarantees and letters of credit as of March 31, 2022 was $20.0 million. The aggregate amount guaranteed at March 31, 2022 was approximately $13.1 million with the guarantees expiring on various dates through March 30, 2023.
As of March 31, 2022, we have issued letters of credit totaling approximately $5.3 million related to the electric transmission services for FPU's electric division, the firm transportation service agreement between TETLP and our Delaware and Maryland divisions, the capacity agreement between NEXUS and Aspire, and our current and previous primary insurance carriers. These letters of credit have various expiration dates through October 25, 2022. There have been no draws on these letters of credit as of March 31, 2022. We do not anticipate that the counterparties will draw upon these letters of credit, and we expect that they will be renewed to the extent necessary in the future.

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

The remainder of our operations is presented as “Other businesses and eliminations,” which consists of unregulated subsidiaries that own real estate leased to Chesapeake Utilities, as well as certain corporate costs not allocated to other operations. The following table presents financial information about our reportable segments:

	Three Months Ended
	March 31,
	2022	2021
(in thousands)
Operating Revenues, Unaffiliated Customers
Regulated Energy	$124,058	$120,721
Unregulated Energy	98,822	70,466
Total operating revenues, unaffiliated customers	$222,880	$191,187
Intersegment Revenues (1)
Regulated Energy	$3,833	$476
Unregulated Energy	1,996	4,293
Other businesses	606	132
Total intersegment revenues	$6,435	$4,901
Operating Income
Regulated Energy	$34,681	$32,637
Unregulated Energy	20,046	18,983
Other businesses and eliminations	138	(23)
Operating income	54,865	51,597
Other income (expense), net	913	375
Interest charges	5,339	5,105
Income before Income Taxes	50,439	46,867
Income Taxes	13,506	12,401
Net Income	$36,933	$34,466

(1) All significant intersegment revenues are billed at market rates and have been eliminated from consolidated operating revenues.

(in thousands)	March 31, 2022	December 31, 2021
Identifiable Assets
Regulated Energy segment	$1,620,209	$1,629,191
Unregulated Energy segment	440,936	439,114
Other businesses and eliminations	48,484	46,564
Total identifiable assets	$2,109,629	$2,114,869

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
We maintain an effective shelf registration statement with the SEC for the issuance of shares under our DRIP. Depending on our capital needs and subject to market conditions, in addition to other possible debt and equity offerings, we may issue additional shares under the direct stock purchase component of the DRIP. In 2021, we issued just over 0.1 million shares at an average price per share of $125.71 and received net proceeds of $15.2 million under the DRIP. In the first three months of 2022, we issued less than 0.1 million shares at an average price per share of $137.45 and received net proceeds of $3.2 million under the DRIP.

We used the net proceeds, after fees, for general corporate purposes, including, but not limited to, financing of capital expenditures, repayment of short-term debt, financing acquisitions, investing in subsidiaries, and general working capital purposes.

Accumulated Other Comprehensive Gain (Loss)

Defined benefit pension and postretirement plan items, unrealized gains (losses) of our propane swap agreements designated as commodity contracts cash flow hedges, and the unrealized gains (losses) of our interest rate swap agreements designated as cash flow hedges are the components of our accumulated other comprehensive income (loss). The following tables present the changes in the balance of accumulated other comprehensive gain (loss) as of March 31, 2022 and 2021. All amounts in the following tables are presented net of tax.

	Defined Benefit	Commodity	Interest Rate
	Pension and	Contracts	Swap
	Postretirement	Cash Flow	Cash Flow
	Plan Items	Hedges	Hedges (1)	Total
(in thousands)
As of December 31, 2021	$(3,268)	$4,571	$—	$1,303
Other comprehensive income before reclassifications	—	2,498	—	2,498
Amounts reclassified from accumulated other comprehensive income/(loss)	18	(1,969)	—	(1,951)
Net current-period other comprehensive income	18	529	—	547
As of March 31, 2022	$(3,250)	$5,100	$—	$1,850

(in thousands)
As of December 31, 2020	$(5,146)	$2,309	$(28)	$(2,865)
Other comprehensive income before reclassifications	—	2,371	1	2,372
Amounts reclassified from accumulated other comprehensive income/(loss)	63	(2,205)	(3)	(2,145)
Net prior-period other comprehensive income/(loss)	63	166	(2)	227
As of March 31, 2021	$(5,083)	$2,475	$(30)	$(2,638)
(1) All of our interest rate swaps expired at December 31, 2021.
The following table presents amounts reclassified out of accumulated other comprehensive income (loss) for the three months ended March 31, 2022 and 2021. Deferred gains or losses for our commodity contracts and interest rate swap cash flow hedges are recognized in earnings upon settlement.

	Three Months Ended
	March 31,
	2022	2021
(in thousands)
Amortization of defined benefit pension and postretirement plan items:
Prior service credit (1)	$19	$19
Net loss(1)	(43)	(104)
Total before income taxes	(24)	(85)
Income tax benefit	6	22
Net of tax	$(18)	$(63)

Gains on commodity contracts cash flow hedges:
Propane swap agreements (2)	$2,721	$3,047
Income tax expense	(752)	(842)
Net of tax	$1,969	$2,205

Gains on interest rate swap cash flow hedges:
Interest rate swap agreements	$—	$4
Income tax expense	—	(1)
Net of tax	$—	$3

Total reclassifications for the period	$1,951	$2,145
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

10.    Employee Benefit Plans
Net periodic benefit costs for our pension and post-retirement benefits plans for the three months ended March 31, 2022 and 2021 are set forth in the following tables:

	Chesapeake Pension Plan		FPU Pension Plan		Chesapeake SERP		Chesapeake Postretirement Plan		FPU Medical Plan
For the Three Months Ended March 31,	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
(in thousands)
Interest cost	$—	$34	$449	$429	$13	$12	$6	$6	$6	$6
Expected return on plan assets	—	(40)	(857)	(830)	—	—	—	—	—	—
Amortization of prior service credit	—	—	—	—	—	—	(19)	(19)	—	—
Amortization of net (gain) loss	—	60	124	155	7	7	12	8	—	(2)
Total periodic cost (benefit)	$—	$54	$(284)	$(246)	$20	$19	$(1)	$(5)	$6	$4

In 2019, we began executing a de-risking strategy for the Chesapeake Pension Plan. In line with this strategy, we fully terminated the Chesapeake Pension Plan during the fourth quarter of 2021, and as of December 31, 2021, there were no remaining assets in the Chesapeake Pension Plan. Accordingly, a portion of the pension settlement expense associated with the termination was allocated to our Regulated Energy operations and was recorded as regulatory assets, previously approved in all of the impacted jurisdictions. The remaining portion of the pension settlement expense totaling $0.6 million was recorded in other expense in our consolidated statement of income in the fourth quarter 2021 which reflected the amount allocated to our Unregulated Energy operations or was deemed not recoverable through the regulatory process.

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
The following tables present the amounts included in the regulatory asset and accumulated other comprehensive income that were recognized as components of net periodic benefit cost during the three months ended March 31, 2022 and 2021:

For the Three Months Ended March 31, 2022	Chesapeake Pension Plan	FPU Pension Plan	Chesapeake SERP	Chesapeake Postretirement Plan	FPU Medical Plan	Total
(in thousands)
Prior service credit	$—	$—	$—	$(19)	$—	$(19)
Net loss	—	124	7	12	—	143
Total recognized in net periodic benefit cost	—	124	7	(7)	—	124
Recognized from accumulated other comprehensive (income)/loss (1)	—	24	7	(7)	—	24
Recognized from regulatory asset	—	100	—	—	—	100
Total	$—	$124	$7	$(7)	$—	$124

For the Three Months Ended March 31, 2021	Chesapeake Pension Plan	FPU Pension Plan	Chesapeake SERP	Chesapeake Postretirement Plan	FPU Medical Plan	Total
(in thousands)
Prior service credit	$—	$—	$—	$(19)	$—	$(19)
Net loss	60	155	7	8	(2)	228
Total recognized in net periodic benefit cost	60	155	7	(11)	(2)	209
Recognized from accumulated other comprehensive (income)/loss (1)	60	29	7	(11)	—	85
Recognized from regulatory asset	—	126	—	—	(2)	124
Total	$60	$155	$7	$(11)	$(2)	$209
(1) See Note 9, Stockholders' Equity.
During the three months ended March 31, 2022, we did not contribute to the FPU Pension Plan. We expect to contribute approximately $0.3 million to the FPU Pension Plan during 2022, which represents the minimum annual contribution payments required.
The Chesapeake SERP, the Chesapeake Postretirement Plan and the FPU Medical Plan are unfunded and are expected to be paid out of our general funds. Cash benefits paid under the Chesapeake SERP for the three months ended March 31, 2022 were immaterial. We expect to pay total cash benefits of approximately $0.2 million under the Chesapeake SERP in 2022. Cash benefits paid under the Chesapeake Postretirement Plan, primarily for medical claims for the three months ended March 31, 2022 were $0.1 million. We estimate that approximately $0.1 million will be paid for such benefits under the Chesapeake Postretirement Plan in 2022. Cash benefits paid under the FPU Medical Plan, primarily for medical claims for the three months ended March 31, 2022, were immaterial. We estimate that approximately $0.1 million will be paid for such benefits under the FPU Medical Plan in 2022.

11.    Investments
The investment balances at March 31, 2022 and December 31, 2021, consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Rabbi trust (associated with the Non-Qualified Deferred Compensation Plan)	$11,534	$12,069
Investments in equity securities	27	26
Total	$11,561	$12,095

We classify these investments as trading securities and report them at their fair value. For the three months ended March 31, 2022 and 2021, we recorded a net unrealized loss of $0.5 million and a net unrealized gain of $0.4 million, respectively, in other income, net in the condensed consolidated statements of income related to these investments. For the investment in the Rabbi Trust, we also have recorded an associated liability, which is included in other pension and benefit costs in the consolidated balance sheets and is adjusted each period for the gains and losses incurred by the investments in the Rabbi Trust.

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
The table below presents the amounts included in net income related to share-based compensation expense for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
(in thousands)
Awards to non-employee directors	$234	$188
Awards to key employees	1,979	1,688
Total compensation expense	2,213	1,876
Less: tax benefit	(571)	(487)
Share-based compensation amounts included in net income	$1,642	$1,389

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
On October 15, 2021, a newly appointed member of the Board of Directors received a pro-rated retainer of 342 shares of common stock under the SICP to serve as a non-employee director through the 2022 Annual Meeting of Stockholders. These shares vested immediately upon issuance in October 2021, had a weighted average fair value of $129.09 per share, and will be expensed over the remaining service period ending on the date of the 2022 Annual Meeting of Stockholders.
At March 31, 2022, there was approximately $0.1 million of unrecognized compensation expense related to shares granted to non-employee directors. This expense will be recognized over the remaining service period ending in May of 2022.
Key Employees
The table below presents the summary of the stock activity for awards to key employees for the three months ended March 31, 2022:

	Number of Shares	Weighted Average Fair Value
Outstanding—December 31, 2021	197,398	$94.15
Granted	63,382	$123.68
Vested	(60,850)	$90.60
Expired	557	$91.42
Outstanding—March 31, 2022	200,487	$105.32
During the three months ended March 31, 2022, we granted awards of 63,382 shares of common stock to key employees under the SICP, including awards granted in February 2022 and to key employees appointed in officer positions. The shares granted are multi-year awards that will vest no later than the three-year service period ending December 31, 2024. All of these stock awards are earned based upon the successful achievement of long-term financial results, which are comprised of market-based and performance-based conditions or targets. The fair value of each performance-based condition or target is equal to the market price of our common stock on the grant date of each award. For the market-based conditions, we used the Monte Carlo valuation to estimate the fair value of each market-based award granted.
In March 2022, upon the election by certain of our executive officers, we withheld shares with a value at least equivalent to each such executive officer’s minimum statutory obligation for applicable income and other employment taxes related to shares that vested and were paid in February 2022 for the performance period ended December 31, 2021, paid the balance of such awarded shares to each such executive officer net cash remitted to the appropriate taxing authorities. We withheld 21,832 shares, based on the value of the shares on their award date. Total combined payments for the employees’ tax obligations to the taxing authorities were approximately $2.8 million.

At March 31, 2022, the aggregate intrinsic value of the SICP awards granted to key employees was approximately $27.6 million. At March 31, 2022, there was approximately $9.4 million of unrecognized compensation cost related to these awards, which will be recognized through 2024.
Stock Options
There were no stock options outstanding or issued during the three months ended March 31, 2022 and 2021.

13.    Derivative Instruments

We use derivative and non-derivative contracts to manage risks related to obtaining adequate supplies and the price fluctuations of natural gas, electricity and propane and to mitigate interest rate risk. Our natural gas, electric and propane distribution operations have entered into agreements with suppliers to purchase natural gas, electricity and propane for resale to our customers. Our natural gas gathering and transmission company has entered into contracts with producers to secure natural gas to meet its obligations. Purchases under these contracts typically either do not meet the definition of derivatives or are considered “normal purchases and normal sales” and are accounted for on an accrual basis. Our propane distribution operations may also enter into fair value hedges of their inventory or cash flow hedges of their future purchase commitments in order to mitigate the impact of wholesale price fluctuations. Occasionally, we may enter into interest rate swap agreements to mitigate risk associated with changes in short-term borrowing rates. As of March 31, 2022, our natural gas and electric distribution operations did not have any outstanding derivative contracts.

Volume of Derivative Activity

As of March 31, 2022, the volume of our commodity derivative contracts were as follows:

Business unit	Commodity	Contract Type	Quantity hedged (in millions)	Designation	Longest Expiration date of hedge
Sharp	Propane (gallons)	Purchases	15.5	Cash flows hedges	June 2024
Sharp	Propane (gallons)	Sales	3.8	Cash flows hedges	March 2023

Sharp entered into futures and swap agreements to mitigate the risk of fluctuations in wholesale propane index prices associated with the propane volumes that are expected to be purchased and/or sold during the heating season. Under the futures and swap agreements, Sharp will receive the difference between (i) the index prices (Mont Belvieu prices in March 2022 through June 2024) and (ii) the per gallon propane swap prices, to the extent the index prices exceed the contracted prices. If the index prices are lower than the contract prices, Sharp will pay the difference. We designated and accounted for the propane swaps as cash flows hedges. The change in the fair value of the swap agreements is recorded as unrealized gain (loss) in other comprehensive income (loss) and later recognized in the statement of income in the same period and in the same line item as the hedged transaction. We expect to reclassify approximately $4.3 million from accumulated other comprehensive income to earnings during the next 12-month period ended March 31, 2023.

Interest Rate Swap Activities

We manage interest rate risk by entering into derivative contracts to hedge the variability in cash flows attributable to changes in the short-term borrowing rates. In the fourth quarter of 2020, we entered into two $30.0 million interest rate swaps with a total notional amount of $60.0 million through September and December 2021 with pricing of 0.205 and 0.20 percent, respectively, for the period associated with our outstanding borrowing under the Revolver. In February 2021, we entered into an additional interest rate swap with a notional amount of $40.0 million through December 2021 with pricing of 0.17 percent. Our short-term borrowing is based on the 30-day LIBOR rate. The interest swaps were cash settled monthly as the counter-party pays us the 30-day LIBOR rate less the fixed rate. At December 31, 2021 all of our interest rate swaps had expired and we have not entered into any new derivative contracts associated with our outstanding short-term borrowings.

We designated and accounted for interest rate swaps as cash flows hedges. Accordingly, unrealized gains and losses associated with the interest rate swaps were recorded as a component of accumulated other comprehensive income

(loss). When the interest rate swaps settled, the realized gain or loss were recorded in the income statement and recognized as a component of interest charges.

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

(in thousands)	Balance Sheet Location	March 31, 2022	December 31, 2021
Sharp	Other Accrued Liabilities	$3,669	$4,081

Financial Statements Presentation

The following tables present information about the fair value and related gains and losses of our derivative contracts. We did not have any derivative contracts with a credit-risk-related contingency. Fair values of the derivative contracts recorded in the consolidated balance sheets as of March 31, 2022 and December 31, 2021, are as follows:

	Derivative Assets
		Fair Value As Of
(in thousands)	Balance Sheet Location	March 31, 2022	December 31, 2021
Derivatives not designated as hedging instruments
Propane swap agreements	Derivative assets, at fair value	$—	$16
Derivatives designated as cash flow hedges
Propane swap agreements	Derivative assets, at fair value	7,516	7,060
Total Derivative Assets		$7,516	$7,076

	Derivative Liabilities
		Fair Value As Of
(in thousands)	Balance Sheet Location	March 31, 2022	December 31, 2021
Derivatives designated as cash flow hedges
Propane swap agreements	Derivative liabilities, at fair value	$484	$743

The effects of gains and losses from derivative instruments on the condensed consolidated financial statements are as follows:

		Amount of Gain (Loss) on Derivatives:
	Location of Gain	For the Three Months Ended March 31,
(in thousands)	(Loss) on Derivatives	2022	2021
Derivatives not designated as hedging instruments
Propane swap agreements	Unregulated propane and natural gas costs	$56	$—
Derivatives designated as fair value hedges
Propane put options	Unregulated propane and natural gas costs	—	(24)
Derivatives designated as cash flow hedges
Propane swap agreements	Revenues	(826)	—
Propane swap agreements	Unregulated propane and natural gas costs	3,547	3,047
Propane swap agreements	Other comprehensive income (loss)	714	229
Interest rate swap agreements	Interest expense	—	4
Interest rate swap agreements	Other comprehensive income (loss)	—	(3)
Total		$3,491	$3,253

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

Financial Assets and Liabilities Measured at Fair Value
The following tables summarize our financial assets and liabilities that are measured at fair value on a recurring basis and the fair value measurements, by level, within the fair value hierarchy as of March 31, 2022 and December 31, 2021:

		Fair Value Measurements Using:
As of March 31, 2022	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Assets:
Investments—equity securities	$27	$27	$—	$—
Investments—guaranteed income fund	2,104	—	—	2,104
Investments—mutual funds and other	9,430	9,430	—	—
Total investments	11,561	9,457	—	2,104
Derivative assets	7,516	—	7,516	—
Total assets	$19,077	$9,457	$7,516	$2,104
Liabilities:
Derivative liabilities	$484	$—	$484	$—

		Fair Value Measurements Using:
As of December 31, 2021	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Assets:
Investments—equity securities	$26	$26	$—	$—
Investments—guaranteed income fund	2,036	—	—	2,036
Investments—mutual funds and other	10,033	10,033	—	—
Total investments	12,095	10,059	—	2,036
Derivative assets	7,076	—	7,076	—
Total assets	$19,171	$10,059	$7,076	$2,036
Liabilities:
Derivative liabilities	$743	$—	$743	$—
The following table sets forth the summary of the changes in the fair value of Level 3 investments for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
(in thousands)
Beginning Balance	$2,036	$2,156
Purchases and adjustments	131	22
Transfers	—	—
Distribution	(71)	(38)
Investment income	8	8
Ending Balance	$2,104	$2,148

Investment income from the Level 3 investments is reflected in other expense, (net) in the condensed consolidated statements of income.
At March 31, 2022, there were no non-financial assets or liabilities required to be reported at fair value. We review our non-financial assets for impairment at least on an annual basis, as required.
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
At March 31, 2022, long-term debt, which includes current maturities but excludes debt issuance costs, had a carrying value of approximately $618.6 million, compared to the estimated fair value of $584.2 million. At December 31, 2021, long-term debt, which includes the current maturities but excludes debt issuance costs, had a carrying value of approximately $568.8 million, compared to a fair value of approximately $597.2 million. The fair value was calculated using a discounted cash flow methodology that incorporates a market interest rate based on published corporate borrowing rates for debt instruments with similar terms and average maturities, and with adjustments for duration, optionality, and risk profile. The valuation technique used to estimate the fair value of long-term debt would be considered a Level 3 measurement.

15.    Long-Term Debt
Our outstanding long-term debt is shown below:

	March 31,	December 31,
(in thousands)	2022	2021
Uncollateralized senior notes:
5.93% note, due October 31, 2023	$6,000	$6,000
5.68% note, due June 30, 2026	14,500	14,500
6.43% note, due May 2, 2028	4,900	4,900
3.73% note, due December 16, 2028	14,000	14,000
3.88% note, due May 15, 2029	40,000	40,000
3.25% note, due April 30, 2032	70,000	70,000
3.48% note, due May 31, 2038	50,000	50,000
3.58% note, due November 30, 2038	50,000	50,000
3.98% note, due August 20, 2039	100,000	100,000
2.98% note, due December 20, 2034	70,000	70,000
3.00% note, due July 15, 2035	50,000	50,000
2.96% note, due August 15, 2035	40,000	40,000
2.49% notes Due January 25, 2037	50,000	50,000
2.95% notes Due March 15, 2042	50,000	—
Equipment security note
2.46% note, due September 24, 2031	9,165	9,378
Less: debt issuance costs	(970)	(913)
Total long-term debt	617,595	567,865
Less: current maturities	(19,717)	(17,962)
Total long-term debt, net of current maturities	$597,878	$549,903

Notes Purchase Agreement

On March 15, 2022 we issued 2.95 percent Senior Notes due March 15, 2042 to MetLife in the aggregate principal amount of $50 million. We used the proceeds received from the issuances of the Senior Notes to reduce short-term borrowings under the revolving credit facility and to fund capital expenditures. These Senior Notes have similar covenants and default provisions as the existing senior notes, and have an annual principal payment beginning in the eleventh year after the issuance.

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

Shelf Agreements
We have entered into Shelf Agreements with Prudential and MetLife, whom are under no obligation to purchase any unsecured debt. The following table summarizes our Shelf Agreements at March 31, 2022:

(in thousands)	Total Borrowing Capacity	Less: Amount of Debt Issued	Less: Unfunded Commitments	Remaining Borrowing Capacity
Shelf Agreement
Prudential Shelf Agreement (1)	$370,000	$(220,000)	$—	$150,000
MetLife Shelf Agreement (1)	150,000	(50,000)	—	100,000
Total Shelf Agreements as of March 31, 2022	$520,000	$(270,000)	$—	$250,000
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

16.    Short-Term Borrowings
We are authorized by our Board of Directors to borrow up to $400.0 million of short-term debt, as required. At March 31, 2022 and December 31, 2021, we had $140.9 million and $221.6 million, respectively, of short-term borrowings outstanding at a weighted average interest rate of 1.17 percent and 0.83 percent, respectively.
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
The availability of funds under the Revolver is subject to conditions specified in the credit agreement, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in the Revolver to maintain, at the end of each fiscal year, a funded indebtedness ratio of no greater than 65 percent. As of March 31, 2022, we are in compliance with this covenant.

The 364-day tranche of the Revolver expires in August 2022 and the five-year tranche expires in August 2026 both are available to provide funds for our short-term cash needs to meet seasonal working capital requirements and to temporarily fund portions of our capital expenditures. Borrowings under both tranches of the Revolver are subject to a pricing grid, including the commitment fee and the interest rate charged. Our pricing is adjusted each quarter based upon a total indebtedness to total capitalization ratio. As of March 31, 2022, the pricing under the 364-day tranche of the Revolver does not include an unused commitment fee and maintains an interest rate of 0.70 percent over LIBOR. As of March 31, 2022, the pricing under the five-year tranche of the Revolver included an unused commitment fee of 0.09 percent and an interest rate of 0.95 percent over LIBOR.

Our total available credit under the Revolver at March 31, 2022 was $256.3 million. As of March 31, 2022, we had issued $5.3 million in letters of credit to various counterparties under the syndicated Revolvers. These letters of credit are not included in the outstanding short-term borrowings and we do not anticipate that they will be drawn upon by the counterparties. The letters of credit reduce the available borrowings under our syndicated Revolver.

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

17.    Leases

    We have entered into lease arrangements for office space, land, equipment, pipeline facilities and warehouses. These lease arrangements enable us to better conduct business operations in the regions in which we operate. Office space is leased to provide adequate workspace for our employees in several locations throughout our service territories. We lease land at various locations throughout our service territories to enable us to inject natural gas into underground storage and distribution systems, for bulk storage capacity, for our propane operations and for storage of equipment used in repairs and maintenance of our infrastructure. We lease natural gas compressors to ensure timely and reliable transportation of natural gas to our customers. Additionally, we lease a pipeline to deliver natural gas to an industrial customer in Polk County, Florida. We also lease warehouses to store equipment and materials used in repairs and maintenance for our businesses.

Some of our leases are subject to annual changes in the Consumer Price Index (“CPI”). While lease liabilities are not re-measured as a result of changes to the CPI, changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. A 100-basis-point increase in CPI would not have resulted in material additional annual lease costs. Most of our leases include options to renew, with renewal terms that can extend the lease term from one to 25 years or more. The exercise of lease renewal options is at our sole discretion. The amounts disclosed in our consolidated balance sheet at March 31, 2022, pertaining to the right-of-use assets and lease liabilities, are measured based on our current expectations of exercising our available renewal options. Our existing leases are not subject to any restrictions or covenants that would preclude our ability to pay dividends, obtain financing or enter into additional leases. As of March 31, 2022, we have not entered into any leases, which have not yet commenced, that would entitle us to significant rights or create additional obligations. The following table presents information related to our total lease cost included in our consolidated statements of income:

		Three Months Ended
		March 31,
( in thousands)	Classification	2022	2021
Operating lease cost (1)	Operations expense	$651	$523
(1) Includes short-term leases and variable lease costs, which are immaterial.

The following table presents the balance and classifications of our right of use assets and lease liabilities included in our condensed consolidated balance sheet at March 31, 2022 and December 31, 2021:

(in thousands)	Balance sheet classification	March 31, 2022	December 31, 2021
Assets
Operating lease assets	Operating lease right-of-use assets	$16,231	$10,139
Liabilities
Current
Operating lease liabilities	Other accrued liabilities	$2,552	$1,996
Noncurrent
Operating lease liabilities	Operating lease - liabilities	14,161	8,571
Total lease liabilities		$16,713	$10,567

The following table presents our weighted-average remaining lease terms and weighted-average discount rates for our operating and financing leases at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Weighted-average remaining lease term (in years)
Operating leases	8.76	8.10
Weighted-average discount rate
Operating leases	3.4%	3.6%

The following table presents additional information related to cash paid for amounts included in the measurement of lease liabilities included in our condensed consolidated statements of cash flows as of March 31, 2022 and 2021:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Operating cash flows from operating leases	$609	$471

The following table presents the future undiscounted maturities of our operating and financing leases at March 31, 2022 and for each of the next five years and thereafter:

(in thousands)	Operating Leases (1)
Remainder of 2022	$2,195
2023	2,804
2024	2,592
2025	2,265
2026	1,758
2027	1,509
Thereafter	6,080
Total lease payments	19,203
Less: Interest	(2,490)
Present value of lease liabilities	$16,713
    (1) Operating lease payments include $2.1 million related to options to extend lease terms that are reasonably certain of being exercised.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations and liquidity. This discussion and analysis should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2021, including the audited consolidated financial statements and notes thereto.

Safe Harbor for Forward-Looking Statements
We make statements in this Quarterly Report on Form 10-Q (this " Quarterly Report") that do not directly or exclusively relate to historical facts. Such statements are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. One can typically identify forward-looking statements by the use of forward-looking words, such as “project,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “continue,” “potential,” “forecast” or other similar words, or future or conditional verbs such as “may,” “will,” “should,” “would” or “could.” These statements represent our intentions, plans, expectations, assumptions and beliefs about future financial performance, business strategy, projected plans and objectives of the Company. Forward-looking statements speak only as of the date they are made or as of the date indicated and we do not undertake any obligation to update forward-looking statements as a result of new information, future events or otherwise. These statements are subject to many risks and uncertainties. In addition to the risk factors described under Item 1A, Risk Factors in our 2021 Annual Report on Form 10-K, the following important factors, among others, could cause actual future results to differ materially from those expressed in the forward-looking statements:
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

The below tables reconcile Gross Margin as defined under GAAP to our non-GAAP measure of Adjusted Gross Margin for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31, 2022
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Operating Revenues	$127,891	$101,292	$(6,303)	$222,880
Cost of Sales:
Natural gas, propane and electric costs	(45,442)	(58,008)	6,270	(97,180)
Depreciation & amortization	(13,086)	(3,881)	(10)	(16,977)
Operations & maintenance expense (1)	(8,176)	(7,063)	(401)	(15,640)
Gross Margin (GAAP)	61,187	32,340	(444)	93,083
Operations & maintenance expense (1)	8,176	7,063	401	15,640
Depreciation & amortization	13,086	3,881	10	16,977
Adjusted Gross Margin (Non-GAAP)	$82,449	$43,284	$(33)	$125,700

	For the Three Months Ended March 31, 2021
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Operating Revenues	$121,197	$74,759	$(4,769)	$191,187
Cost of Sales:
Natural gas, propane and electric costs	(43,043)	(35,983)	4,729	(74,297)
Depreciation & amortization	(12,030)	(3,323)	(12)	(15,365)
Operations & maintenance expense (1)	(8,335)	(6,371)	352	(14,354)
Gross Margin (GAAP)	57,789	29,082	300	87,171
Operations & maintenance expense (1)	8,335	6,371	(352)	14,354
Depreciation & amortization	12,030	3,323	12	15,365
Adjusted Gross Margin (Non-GAAP)	$78,154	$38,776	$(40)	$116,890
(1)Operations & maintenance expenses within the Consolidated Statements of Income are presented in accordance with regulatory requirements and to provide comparability within the industry. Operations & maintenance expenses which are deemed to be directly attributable to revenue producing activities have been separately presented above in order to calculate Gross Margin as defined under U.S. GAAP.

2022 to 2021 Gross Margin (GAAP) Variance – Regulated Energy

Gross Margin (GAAP) for the Regulated Energy segment for the first quarter of 2022 was $61.2 million, an increase of $3.4 million, or 5.9 percent, compared to the first quarter of 2021. Higher gross margin reflects continued pipeline expansions by Eastern Shore and Peninsula Pipeline, contributions from the new Guernsey pipeline, organic growth in the natural gas distribution businesses and operating results from the 2021 Escambia Meter acquisition. These increases were partially offset by higher depreciation and amortization related to recent capital investments and acquisitions as well as, increased payroll, benefits and other employee related costs.

2022 to 2021 Gross Margin (GAAP) Variance – Unregulated Energy

Gross Margin (GAAP) for the Unregulated Energy segment for the first quarter of 2022 was $32.3 million, an increase of $3.3 million, or 11.2 percent, compared to the first quarter of 2021. Higher gross margin is a result of contributions from the propane acquisition of Diversified Energy completed in 2021, increased propane margins per gallon and service fees, along with higher rates for Aspire Energy. These increases were partially offset by higher depreciation, amortization and property taxes related to recent capital investments and acquisitions, increased payroll, benefits and employee related costs and higher vehicle expenses primarily driven by increased fuel costs.

Results of Operations for the Three Months Ended March 31, 2022
Overview

Chesapeake Utilities is a Delaware corporation formed in 1947. We are a diversified energy company engaged, through our operating divisions and subsidiaries, in regulated energy, unregulated energy and other businesses. We operate primarily on the east coast of the United States and provide natural gas distribution and transmission; electric distribution and generation; propane gas distribution; mobile compressed natural gas services; steam generation; and other energy-related services.

In March 2020, the CDC declared a national emergency due to the rapidly growing outbreak of COVID-19. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These restrictions significantly impacted economic conditions in the United States beginning in 2020 and persisted throughout 2021, though to a lesser extent. Chesapeake Utilities is considered an “essential business,” which allowed us to continue operational activities and construction projects while social distancing restrictions were in place.

As of March 31, 2022, these restrictions have predominantly been lifted as vaccines have become widely available in the United States. Previously existing states of emergency in all of our service territories expired during the second and third quarters of 2021, eliminating a majority of restrictions initially implemented to slow the spread of the virus. The expiration of the states of emergency along with the settlement of our limited proceeding in Florida, has concluded our ability to defer incremental pandemic related costs for consideration through the applicable regulatory process. We have adjusted our operating practices accordingly to ensure the safety of our operations and will take the necessary actions to comply with the CDC, and the Occupational Safety and Health Administration, as new developments occur.

Environmental, Social and Governance Initiatives

ESG initiatives are at the core of our well-established culture, guiding our strategy and informing our ongoing business decisions. In February 2022, Chesapeake Utilities published its inaugural sustainability report. In the report, we outline our ESG commitments:

•Chesapeake Utilities will be a leader in the transition to a lower carbon future.
•We will continue to promote a diverse and inclusive workplace and further the sustainability of the communities we serve.
•Our businesses will be operated with integrity and the highest ethical standards.

These commitments guide our mission to deliver energy that makes life better for the people and communities we serve. They impact every aspect of our company and the relationships we have with our stakeholders. We encourage our investors to review the report and welcome feedback as we continue to enhance our ESG disclosures.

During the first quarter, some of our most recent ESG advancements included:

Environmental:
•Successfully completed first test of hydrogen and natural gas blend to fuel our Eight Flags' CHP
•Marlin Gas Services opened its first CNG fueling station near the Port of Savannah, capable of distributing RNG for fleet vehicles

Social:
•Named a 2022 Top Workplaces USA award recipient for mid-sized companies for the second consecutive year
•Initiated two new Employee Resource Groups within the Company

Governance:
•Increased transparency with the enhancement of our director skills matrix in the Proxy Statement distributed to shareholders in March 2022
•In April 2022, we joined governance leaders as a member of the Advisory Board for the John L. Weinberg Center for Corporate Governance

Additionally, we established our Environmental Sustainability Office ("ESO") and ESG Committee ("ESGC") during the first quarter of 2022. The ESO was established to identify and manage emission-reducing projects both internally, as well as those that support our customers’ sustainability goals. The ESGC was established to bring together a cross-functional team of leaders across the organization to identify, assess, execute and advance the Company’s strategic ESG initiatives. We look forward to highlighting the progress of these initiatives in future sustainability reports.

Operational Highlights

Our net income for the three months ended March 31, 2022 was $36.9 million, or $2.08 per share, compared to $34.5 million, or $1.96 per share, for the same quarter of 2021. Operating income for the three months ended March 31, 2022 increased by $3.3 million, or 6.3 percent, over the same period in 2021. Higher performance in the first quarter of 2022 was generated from the 2021 acquisitions of Diversified Energy and the Escambia Meter Station, continued pipeline expansion projects, increased investment in various regulated infrastructure programs, natural gas distribution growth, contributions from increased margins and fees from our propane distribution business and Aspire Energy. These increases were partially offset by reduced consumption in our propane operations in the first quarter compared to the same period in 2021. We recorded higher depreciation, amortization and property taxes related to recent capital investments and higher operating expenses associated primarily with growth initiatives and recent acquisitions including payroll, benefits and other employee-related expenses.

	Three Months Ended
	March 31,		Increase
	2022	2021	(decrease)
(in thousands except per share)
Adjusted Gross Margin
Regulated Energy segment	$82,449	$78,154	$4,295
Unregulated Energy segment	43,284	38,776	4,508
Other businesses and eliminations	(33)	(40)	7
Total Adjusted Gross Margin	$125,700	$116,890	$8,810

Operating Income
Regulated Energy segment	$34,681	$32,637	$2,044
Unregulated Energy segment	20,046	18,983	1,063
Other businesses and eliminations	138	(23)	161
Total Operating Income	54,865	51,597	3,268
Other income, net	913	375	538
Interest charges	5,339	5,105	234
Income from Before Income Taxes	50,439	46,867	3,572
Income Taxes	13,506	12,401	1,105
Net Income	$36,933	$34,466	$2,467

Basic Earnings Per Share of Common Stock	$2.09	$1.97	$0.12
Diluted Earnings Per Share of Common Stock	$2.08	$1.96	$0.12

Key variances between the first quarter of 2022 and the first quarter of 2021, included:

(in thousands, except per share data)	Pre-tax Income	Net Income	Earnings Per Share
First Quarter of 2021 Reported Results	$46,867	$34,466	$1.96

Increased (Decreased) Adjusted Gross Margins:
Contributions from 2021 acquisitions*	4,225	3,093	0.17
Natural gas transmission service expansions*	1,227	899	0.05
Natural gas growth (excluding service expansions)	1,194	874	0.05
Higher operating results from Aspire Energy	929	680	0.04
Contributions from regulated infrastructure programs *	924	677	0.04
Increased propane margins and fees	722	529	0.03
Reduced customer consumption - primarily weather related	(435)	(318)	(0.02)
	8,786	6,434	0.36

(Increased) Decreased Operating Expenses (Excluding Natural Gas, Propane, and Electric Costs):
Operating expenses from recent acquisitions	(2,450)	(1,794)	(0.10)
Depreciation, amortization and property tax costs	(1,607)	(1,176)	(0.07)
Payroll, benefits and other employee-related expenses	(846)	(620)	(0.04)
Vehicle expenses	(255)	(187)	(0.01)
	(5,158)	(3,777)	(0.22)

Interest charges	(234)	(172)	(0.01)
Net other changes	178	(18)	0.01
Change in shares outstanding due to 2021 and 2022 equity offerings	—	—	(0.02)
	(56)	(190)	(0.02)
First Quarter of 2022 Reported Results	$50,439	$36,933	$2.08
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

	Adjusted Gross Margin
	Three Months Ended		Year Ended	Estimate for
	March 31,		December 31,	Fiscal
in thousands	2022	2021	2021	2022	2023
Pipeline Expansions:
Western Palm Beach County, Florida Expansion (1)	$1,307	1,167	$4,729	$5,227	$5,227
Del-Mar Energy Pathway (1) (2)	1,722	884	4,584	6,980	6,867
Guernsey Power Station	263	47	187	1,380	1,486
Southern Expansion	—	—	—	375	2,344
Winter Haven Expansion	33	—	—	401	976
Beachside Pipeline Expansion	—	—	—	—	1,825
North Ocean City Connector	—	—	—	—	400
Total Pipeline Expansions	3,325	2,098	9,500	14,363	19,125

Virtual Pipeline Solutions (CNG/RNG/LNG)	2,142	2,077	7,566	8,500	9,500

RNG Infrastructure	91	—	—	1,000	1,000

Acquisitions:
Diversified Energy	3,975	—	603	11,300	12,000
Escambia Meter Station	250	—	583	1,000	1,000
Total Acquisitions	4,225	—	1,186	12,300	13,000

Regulatory Initiatives:
Florida GRIP	4,851	4,065	16,995	18,797	19,475
Capital Cost Surcharge Programs	517	136	1,199	2,018	1,936
Elkton Gas STRIDE Plan	74	—	26	241	354
Total Regulatory Initiatives	5,442	4,201	18,220	21,056	21,765

Total	$15,225	$8,376	$36,472	$57,219	$64,390

(1) Includes adjusted gross margin generated from interim services.
(2) Includes adjusted gross margin from natural gas distribution services.

Detailed Discussion of Major Projects and Initiatives

Pipeline Expansions

West Palm Beach County, Florida Expansion
Peninsula Pipeline is constructing four transmission lines to bring additional natural gas to our distribution system in West Palm Beach, Florida. The first phase of this project was placed into service in December 2018 with multiple phases placed into service leading up to the project's final completion in the fourth quarter of 2021. The project generated incremental adjusted gross margin of $0.1 million during the first quarter 2022 compared to the first quarter 2021. We estimate that the project will generate annual adjusted gross margin of $5.2 million in 2022 and beyond.

Del-Mar Energy Pathway
In December 2019, the FERC issued an order approving the construction of the Del-Mar Energy Pathway project. The project was placed into service in the fourth quarter of 2021. The new facilities: (i) include an additional 14,300 Dts/d of firm service to four customers, (ii) provide additional natural gas transmission pipeline infrastructure in eastern Sussex County, Delaware, and (iii) represent the first extension of Eastern Shore’s pipeline system into Somerset County, Maryland. Including interim services in advance of completion, the project generated additional adjusted gross margin of $0.8 million for the three months ended March 31, 2022. The estimated annual adjusted gross margin from this project, including natural gas distribution service in Somerset County, Maryland, is approximately $7.0 million in 2022 and growing each year thereafter, as the distribution system serving Somerset County further expands to meet demand.

Guernsey Power Station
Guernsey Power Station and the Company's affiliate, Aspire Energy Express, entered into a precedent agreement for firm transportation capacity whereby Guernsey Power Station will construct a power generation facility and Aspire Energy Express will provide firm natural gas transportation service to this facility. Guernsey Power Station commenced construction of the project in October 2019. Aspire Energy Express completed construction of the gas transmission facilities in the fourth quarter of 2021. This project added $0.2 million of adjusted gross margin in the first quarter and is expected to produce adjusted gross margin of approximately $1.4 million in 2022 and $1.5 million in 2023 and beyond.

Southern Expansion
Pending FERC authorization, Eastern Shore plans to install a new natural gas driven compressor skid unit at its existing Bridgeville, Delaware compressor station that will provide 7,300 Dts of incremental firm transportation pipeline capacity. The project is currently estimated to go into service in the fourth quarter of 2022. Eastern Shore expects the Southern Expansion project to generate annual adjusted gross margin of $0.4 million in 2022 and $2.3 million in 2023 and thereafter.

Winter Haven Expansion
In May 2021, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with CFG for an incremental 6,800 Dts/d of firm service in the Winter Haven, Florida area. As part of this agreement, Peninsula Pipeline will construct a new interconnect with FGT and a new regulator station for CFG. The additional firm service will be used to support new incremental load due to growth in the area, including providing service, most immediately, to a new can manufacturing facility, as well as reliability and operational benefits to CFG’s existing distribution system in the area. In connection with Peninsula Pipeline’s new regulator station, CFG is also extending its distribution system to connect to the new station. We expect this expansion to generate additional adjusted gross margin of $0.4 million in 2022 and $1.0 million in 2023 and thereafter.

Beachside Pipeline Expansion
In June 2021, Peninsula Pipeline and Florida City Gas entered into a Transportation Service Agreement for an incremental 10,176 Dts/d of firm service in Indian River County, Florida, to support Florida City Gas’ growth along the Indian River's barrier island. As part of this agreement, Peninsula Pipeline will construct approximately 11.3 miles of pipeline from its existing pipeline in the Sebastian, Florida, area east under the Intercoastal Waterway and southward on the barrier island. We expect this extension to generate additional annual adjusted gross margin of $1.8 million in 2023 and $2.5 million thereafter.

North Ocean City Connector
Pending receipt of the remaining permits, we expect to begin construction beginning in the second quarter of 2022 of an extension of service into North Ocean City, Maryland. The Delaware Division and Sandpiper plan to install approximately 5.7 miles of pipeline across southern Sussex County, Delaware to Fenwick Island, Delaware and Worcester County, Maryland. The project will produce additional capacity to serve new customers and reinforce our existing system in Ocean City, Maryland. We expect this expansion to generate additional annual adjusted gross margin of $0.4 million in 2023 and beyond.

Virtual Pipeline Solutions (CNG, RNG & LNG)

Marlin Gas Services provides CNG, RNG and liquefied natural gas (“LNG”) temporary hold services, contracted pipeline integrity services, emergency services for damaged pipelines and specialized gas services for customers who have unique requirements. For the quarter ended March 31, 2022, Marlin Gas Services generated additional adjusted gross margin of $0.1 million compared to the quarter ended March 31, 2021. We estimate that Marlin Gas Services will generate annual adjusted gross margin of approximately $8.5 million in 2022, and $9.5 million in 2023, with potential for additional growth in future years. Marlin Gas Services continues to actively expand the territories it serves, as well as leverage its patented technology to serve other markets, including pursuing liquefied natural gas transportation opportunities and renewable natural gas transportation opportunities from diverse supply sources to various pipeline interconnection points, as further outlined below.

RNG Infrastructure

Noble Road Landfill RNG Project
In October 2021, Aspire Energy completed construction of its Noble Road Landfill RNG pipeline project, a 33.1-mile pipeline, which transports RNG generated from the Noble Road landfill to Aspire Energy’s pipeline system, displacing conventionally produced natural gas. In conjunction with this expansion, Aspire Energy also upgraded an existing compressor station and installed two new metering and regulation sites. The RNG volume is expected to represent nearly 10 percent of Aspire Energy’s gas gathering volumes.

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

Acquisitions

Diversified Energy
On December 15, 2021, Sharp Energy acquired the propane operating assets of Diversified Energy Company for approximately $37.5 million net of cash acquired. There are multiple strategic benefits to this acquisition including it: (i) expands the Company's propane territory into North Carolina and South Carolina while also expanding our existing footprint in Pennsylvania and Virginia, and (ii) includes an established customer base with opportunities for future growth. Through this acquisition, the Company added approximately 19,000 residential, commercial and agricultural customers, along with distribution of approximately 10.0 million gallons of propane annually. For the three months ended March 31, 2022, Diversified Energy contributed $4.0 million in adjusted gross margin and is expected to generate $11.3 million of additional adjusted gross margin in 2022 and $12.0 million in 2023.
Escambia Meter Station
In June 2021, Peninsula Pipeline purchased the Escambia Meter Station from Florida Power and Light and entered into a Transportation Service Agreement with Gulf Power Company to provide up to 530,000 Dts/d of firm service from an interconnect with FGT to Florida Power & Light’s Crist Lateral pipeline. The Florida Power & Light Crist Lateral provides gas supply to their natural gas fired power plant owned by Florida Power & Light in Pensacola, Florida. The Company generated $0.3 million in additional adjusted gross margin for the three months ended March 31, 2022 and estimates that this acquisition will generate adjusted gross margin of approximately $1.0 million in 2022 and beyond.

Regulatory Initiatives

Florida GRIP
Florida GRIP is a natural gas pipe replacement program approved by the Florida PSC that allows automatic recovery, through rates, of costs associated with the replacement of mains and services. Since the program's inception in August 2012, the Company has invested $189.5 million of capital expenditures to replace 348 miles of qualifying distribution mains, including $23.6 million of new pipes during 2021. GRIP generated additional gross margin of $0.8 million for the quarter ended March 31, 2022 compared to March 31, 2021. We are currently projecting to complete this program in 2022 and expect to generate adjusted gross margin of $18.8 million and $19.5 million in 2022 and 2023, respectively. The adjusted gross margin on GRIP investments will continue until the Company requests the remaining net GRIP investment, and the associated expenses, be included in its next base rate proceeding.

Capital Cost Surcharge Programs
In December 2019, the FERC approved Eastern Shore’s capital cost surcharge to become effective January 1, 2020. The surcharge, an approved item in the settlement of Eastern Shore’s last general rate case, allows Eastern Shore to recover capital costs associated with mandated highway or railroad relocation projects that required the replacement of existing Eastern Shore facilities. For the first quarter of 2022, there was $0.4 million of adjusted gross margin generated pursuant to the program. Eastern Shore expects to produce adjusted gross margin of approximately $2.0 million in 2022 and 2023 from relocation projects, which is ultimately dependent upon the timing of filings and the completion of construction.

Elkton Gas STRIDE Plan
In June 2021, we reached a settlement with the Maryland PSC Staff and the Maryland Office of the Peoples Counsel regarding a five-year plan to replace Aldyl-A pipelines and recover the associated costs of those replacements through a fixed charge rider.The STRIDE plan went into service in September 2021 and is expected to generate $0.2 million of adjusted gross margin in 2022 and $0.4 million annually thereafter.

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

Florida Natural Gas Base Rate Proceeding
On March 24, 2022, our Florida natural gas distribution business units, FPU, the Florida Division of Chesapeake Utilities, FPU – Indiantown Division, and FPU – Fort Meade (jointly, “the Florida Natural Gas Companies”), filed a joint notification with the Florida PSC, stating their intent to file a consolidated natural gas base rate proceeding and request consolidation of the Florida distribution operations under FPU for all Florida regulatory purposes. Our Florida Natural Gas Companies anticipates filing the consolidated base rate case as soon as practicable after the expiration of the notification period, but not before May 24, 2022.

We estimate that an increase in the revenue requirement of $18 million to $21 million is necessary to produce sufficient revenues to allow the Florida Natural Gas Companies, once consolidated, to continue to provide the safe and reliable natural gas service our customers deserve and have come to expect, while continuing to invest in the safety of our employees, customers, and communities, as well as the natural gas distribution system itself. Our request will seek an effective date for new rates of January 1, 2023. We will also be requesting interim rate relief, subject to refund, in accordance with the applicable statute using the period January 1, 2021 through December 31, 2021, as the test period. We currently cannot estimate the ultimate outcome of the consolidated base rate proceeding.

Other major factors influencing adjusted gross margin
Weather Impact
For the three months ended March 31, 2022, weather conditions accounted for $0.4 million of decreased adjusted gross margin compared to the same period in 2021. Assuming normal temperatures, as detailed below, adjusted gross margin would have been higher by $0.9 million. The following table summarizes HDD and CDD variances from the 10-year average HDD/CDD ("Normal") for the three months ended March 31, 2022 and 2021.

	Three Months Ended
	March 31,
	2022	2021	Variance
Delmarva Peninsula
Actual HDD	2,181	2,186	(5)
10-Year Average HDD ("Normal")	2,255	2,280	(25)
Variance from Normal	(74)	(94)
Florida
Actual HDD	497	503	(6)
10-Year Average HDD ("Normal")	497	506	(9)
Variance from Normal	—	(3)
Ohio
Actual HDD	2,926	2,772	154
10-Year Average HDD ("Normal")	2,912	2,959	(47)
Variance from Normal	14	(187)
Florida
Actual CDD	195	184	11
10-Year Average CDD ("Normal")	197	195	2
Variance from Normal	(2)	(11)

Natural Gas Distribution Adjusted Gross Margin Growth
Customer growth for our natural gas distribution operations, as a result of the addition of new customers and the conversion of customers from alternative fuel sources to natural gas service, generated $1.2 million of additional adjusted gross margin for the three months ended March 31, 2022. The average number of residential customers served on the Delmarva Peninsula increased by 5.3 percent for the three months ended March 31, 2022, while Florida customers increased by 4.0 percent, for the same period. A larger percentage of the adjusted gross margin growth was generated from residential growth given the expansion of natural gas into new housing communities and conversions to natural gas as our distribution infrastructure continues to build out. We anticipate continued customer growth, as new communities continue to build out due to population growth and additional infrastructure is added to support the growth. The details for the three months ended March 31, 2022 are provided in the following table:

	Three Months Ended
	March 31, 2022
(in thousands)	Delmarva Peninsula	Florida
Customer Growth:
Residential	$760	$375
Commercial and industrial	—	59
Total Customer Growth	$760	$434

Regulated Energy Segment

For the quarter ended March 31, 2022, compared to the quarter ended March 31, 2021:

	Three Months Ended
	March 31,		Increase
	2022	2021	(decrease)
(in thousands)
Revenue	$127,891	$121,197	$6,694
Regulated natural gas and electric costs	45,442	43,043	2,399
Adjusted gross margin (1)	82,449	78,154	4,295
Operations & maintenance	29,149	28,233	916
Depreciation & amortization	13,086	12,030	1,056
Other taxes	5,533	5,254	279
Total operating expenses	47,768	45,517	2,251
Operating income	$34,681	$32,637	$2,044
(1) Adjusted Gross Margin is a non-GAAP measure utilized by Management to review business unit performance. For a more detailed discussion on the differences between Gross Margin (GAAP) and Adjusted Gross Margin, see the Reconciliation of GAAP to Non-GAAP Measures presented above.

Operating income for the Regulated Energy segment for the first quarter of 2022 was $34.7 million, an increase of $2.0 million, or 6.3 percent, over the same period in 2021. Higher operating income reflects continued pipeline expansions by Eastern Shore and Peninsula Pipeline, organic growth in our natural gas distribution businesses, incremental contributions from regulated infrastructure programs, and operating results from the Escambia Meter Station acquisition completed in 2021. Operating expenses increased by $2.3 million compared to the prior year quarter due to higher depreciation, amortization and property taxes, payroll, benefits and other employee related expenses.

Items contributing to the quarter-over-quarter increase in adjusted gross margin are listed in the following table:

(in thousands)
Natural gas transmission service expansions	$1,227
Natural gas growth (excluding service expansions)	1,194
Contributions from regulated infrastructure programs	924
Escambia Meter Station acquisition	250
Other variances	700
Quarter-over-quarter increase in adjusted gross margin	$4,295
The following narrative discussion provides further detail and analysis of the significant items in the foregoing table.

Natural Gas Transmission Service Expansions
We generated increased adjusted gross margin of $1.2 million from natural gas transmission service expansions including, Peninsula Pipeline's Western Palm Beach County project, Eastern Shore's Del-Mar Energy Pathway project and the Guernsey pipeline expansion for the three months ended March 31, 2022

Natural Gas Distribution Customer Growth
We generated additional adjusted gross margin of $1.2 million from natural gas customer growth. Adjusted gross margin increased by $0.4 million in Florida and $0.8 million on the Delmarva Peninsula for the three months ended March 31, 2022, as compared to the same period in 2021, due primarily to residential customer growth of 5.3 percent and 4.0 percent on the Delmarva Peninsula and in Florida, respectively.

Contributions from Regulated Infrastructure Programs
Contributions from regulated infrastructure programs generated incremental adjusted gross margin of $0.9 million in the first quarter of 2022 The increase in adjusted gross margin was primarily related to continued investment in the Florida GRIP, Eastern Shore's capital surcharge program and the Elkton Gas STRIDE Plan. Refer to Note 5, Rates and Other Regulatory Activities, in the condensed consolidated financial statements for additional information.

Acquisitions
Adjusted gross margin increased by $0.3 million due to the acquisition of the Escambia Meter Station which was consummated in June 2021.

Operating Expenses
Items contributing to the quarter-over-quarter increase in operating expenses are listed in the following table:

(in thousands)
Depreciation, amortization and property taxes	$1,403
Payroll, benefits and other employee related costs	485
Other variances	363
Quarter-over-quarter increase in operating expenses	$2,251

Unregulated Energy Segment

For the quarter ended March 31, 2022, compared to the quarter ended March 31, 2021:

	Three Months Ended
	March 31,		Increase
	2022	2021	(decrease)
(in thousands)
Revenue	$101,292	$74,759	$26,533
Unregulated propane and natural gas costs	58,008	35,983	22,025
Adjusted gross margin (1)	43,284	38,776	4,508
Operations & maintenance	18,090	15,284	2,806
Depreciation & amortization	3,881	3,323	558
Other taxes	1,267	1,186	81
Total operating expenses	23,238	19,793	3,445
Operating Income	$20,046	$18,983	$1,063
(1) Adjusted Gross Margin is a non-GAAP measure utilized by Management to review business unit performance. For a more detailed discussion on the differences between Gross Margin (GAAP) and Adjusted Gross Margin, see the Reconciliation of GAAP to Non-GAAP Measures presented above.

Operating results for the Unregulated Energy segment for the first quarter of 2022 increased by $1.1 million or, 5.6 percent compared to the same period in 2021.

Higher operating results during the first quarter were driven by contributions from the acquisition of Diversified Energy, margin improvement from Aspire Energy and increased propane margins including higher service fees. These increases were partially offset by reduced consumption in our propane operations. Additionally, we experienced increased operating expenses associated with the acquisition of Diversified Energy as well as increased employee related expenses, depreciation, amortization and property taxes, and increased vehicle expenses due to rising fuel costs.
Items contributing to the quarter-over-quarter increase in adjusted gross margin are listed in the following table:

(in thousands)
Propane Operations
Diversified Energy acquisition (completed in December 2021)	$3,975
Increased propane margins and service fees	722
Decreased customer consumption - intra-quarter weather volatility	(649)
Decreased customer consumption due to conversion of customers to our natural gas system	(351)
Aspire Energy
Increased margins - rate changes and natural gas liquid processing	929
Increased customer consumption - primarily weather related	403
Other variances	(521)
Quarter-over-quarter increase in adjusted gross margin	$4,508
The following narrative discussion provides further detail and analysis of the significant items in the foregoing table.
Propane Operations
•Acquisition of Diversified Energy - Adjusted gross margin increased by $4.0 million due to the acquisition of Diversified Energy, which was acquired by Sharp in December 2021.
•Increased Retail Propane Margins and Service Fees - Adjusted gross margin increased by $0.7 million for the three months ended March 31, 2022, mainly due to increased customary service fees. Propane margins also increased due to gains with our SWAP agreements. These market conditions, which include market pricing and competition with other propane suppliers, as well as the availability and price of alternative energy sources, may fluctuate based on changes in demand, supply and other energy commodity prices.
•Decreased Customer Consumption due to weather - Adjusted gross margin decreased by $0.6 million due to reduced customer consumption during the first quarter of 2022 compared to the same period in 2021 due to intra-quarter weather volatility.
•Decreased customer consumption due to conversion of customers to natural gas - Adjusted gross margin decreased by $0.4 million as more customers converted from propane to natural gas.

Aspire Energy
•Increased Margins - Adjusted gross margin increased by $0.9 million during the first quarter of 2022 over the same period in 2021, including rate changes and improvements from natural gas liquid processing.

•Increased Customer Consumption Primarily Weather Related - Adjusted gross margin increased by $0.4 million due to higher consumption of gas as weather in Ohio was approximately 6 percent colder during the first quarter of 2022 over the same period in 2021.

Operating Expenses
Items contributing to the quarter-over-quarter increase in operating expenses are listed in the following table:

(in thousands)
Operating expenses from the Diversified Energy acquisition	$2,450
Increased payroll, benefits and other employee-related expenses	396
Increased depreciation, amortization and property tax costs	212
Increased vehicle expenses due to higher fuel costs	186
Other variances	201
Quarter-over-quarter increase in operating expenses	$3,445

OTHER INCOME, NET
For the quarter ended March 31, 2022 compared to the quarter ended March 31, 2021
Other income, net, which includes non-operating investment income, interest income, late fees charged to customers, gains or losses from the sale of assets and pension and other benefits expense, increased by $0.5 million in the first quarter of 2022, compared to the same period in 2021.

INTEREST CHARGES
For the quarter ended March 31, 2022 compared to the quarter ended March 31, 2021
Interest charges for the three months ended March 31, 2022 increased by $0.2 million, compared to the same period in 2021, attributable primarily to an increase of $0.3 million in interest expense as a result of a long-term debt placement in 2022 and $0.1 million of an amortization credit/increase in interest expense associated with a regulatory liability that was established in connection with the Hurricane Michael regulatory proceeding settlement in 2020. Partially offsetting the interest charges was a $0.2 million decrease in lower interest expense from lower levels of outstanding borrowings under our revolving credit facilities. During the first quarter of 2022, the interest rate associated with our Revolver increased by 0.34 percent as a result of Federal Reserve raising interest rates. Any additional increases in interest rates by the Federal Reserve would have a corresponding increase in the interest rates charged under our Revolver.

INCOME TAXES
For the quarter ended March 31, 2022 compared to the quarter ended March 31, 2021
Income tax expense was $13.5 million for the quarter ended March 31, 2022, compared to $12.4 million for the quarter ended March 31, 2021. Our effective income tax rate was 26.8 percent and 26.5 percent, for the three months ended March 31, 2022 and 2021, respectively.

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
Capital expenditures for investments in new or acquired plant and equipment are our largest capital requirements. Our capital expenditures were $25.6 million for the three months ended March 31, 2022. In the table below, we have provided an updated range of our forecasted capital expenditures for 2022:

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

The 2022 forecast, excluding acquisitions, includes capital expenditures associated with the following: Pipeline expansions related to the Eastern Shore Southern Expansion project and the Florida Beachside Pipeline as well as amounts for the expansion into Somerset County, Maryland. Furthermore, the 2022 forecast includes continued expenditures under the Florida GRIP, the capital cost surcharge program and the Elkton Gas STRIDE program as well as further expansion of our natural gas distribution and transmission systems, information technology systems, and other strategic initiatives and investments.

The capital expenditure projection is subject to continuous review and modification. Actual capital requirements may vary from the above estimates due to a number of factors, including changing economic conditions, capital delays that are greater than currently anticipated, customer growth in existing areas, regulation, new growth or acquisition opportunities and availability of capital. Historically, actual capital expenditures have typically lagged behind the budgeted amounts.
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
The following table presents our capitalization, excluding and including short-term borrowings, as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
(in thousands)
Long-term debt, net of current maturities	$597,878	43%	$549,903	42%
Stockholders’ equity	805,512	57%	774,130	58%
Total capitalization, excluding short-term debt	$1,403,390	100%	$1,324,033	100%

	March 31, 2022		December 31, 2021
(in thousands)
Short-term debt	$140,865	9%	$221,634	14%
Long-term debt, including current maturities	617,595	39%	567,865	36%
Stockholders’ equity	805,512	52%	774,130	50%
Total capitalization, including short-term debt	$1,563,972	100%	$1,563,629	100%
Our target ratio of equity to total capitalization, including short-term borrowings, is between 50 and 60 percent. Our equity to total capitalization ratio, including short-term borrowings, was 52 percent as of March 31, 2022. We seek to align permanent financing with the in-service dates of our capital projects. We may utilize more temporary short-term debt when the financing cost is attractive as a bridge to the permanent long-term financing or if the equity markets are volatile.
In 2022, we issued less than 0.1 million shares at an average price per share of $137.45 and received net proceeds of $3.2 million under the DRIP. See Note 9, Stockholders’ Equity, in the condensed consolidated financial statements for additional information on commissions and fees paid in connection with these issuances.
Shelf Agreements
We have entered into Shelf Agreements with Prudential and MetLife, whom are under no obligation to purchase any unsecured debt. The following table summarizes our Shelf Agreements at March 31, 2022:

(in thousands)	Total Borrowing Capacity	Less: Amount of Debt Issued	Less: Unfunded Commitments	Remaining Borrowing Capacity
Shelf Agreement
Prudential Shelf Agreement (1)	$370,000	$(220,000)	$—	$150,000
MetLife Shelf Agreement (1)	150,000	(50,000)	—	100,000
Total Shelf Agreements as of March 31, 2022	$520,000	$(270,000)	$—	$250,000
(1) The Prudential and MetLife Shelf Agreements expire in April 2023 and May 2023.

The Senior Notes, Shelf Agreements or Shelf Notes set forth certain business covenants to which we are subject when any note is outstanding, including covenants that limit or restrict our ability, and the ability of our subsidiaries, to incur indebtedness, or place or permit liens and encumbrances on any of our property or the property of our subsidiaries.

Short-term Borrowings
We are authorized by our Board of Directors to borrow up to $400.0 million of short-term debt, as required. At March 31, 2022 and December 31, 2021, we had $140.9 million and $221.6 million, respectively, of short-term borrowings outstanding at a weighted average interest rate of 1.17 percent and 0.83 percent respectively.
In August 2021 we amended and restated our Revolver into a multi-tranche facility totaling $400.0 million with multiple participating lenders. The two tranches of the facility consist of one $200.0 million 364-day short-term debt tranche and a $200.0 million five-year tranche, both of which have three one-year extension options, which can be authorized by the Chief Financial Officer. We are eligible to establish the repayment term for individual borrowings under the five year tranche of the facility and to the extent that an individual loan under the revolver exceeded 12 months, the outstanding balance would be classified as a component of long-term debt.
The availability of funds under the Revolver is subject to conditions specified in the credit agreement, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in the Revolver to maintain, at the end of each fiscal year, a funded indebtedness ratio of no greater than 65 percent. As of March 31, 2022, we are in compliance with this covenant.

The 364-day tranche of the Revolver expires in August 2022 and the five-year tranche expires in August 2026. Both tranches are available to provide funds for our short-term cash needs to meet seasonal working capital requirements and to temporarily fund portions of our capital expenditures. Borrowings under both tranches of the Revolver are subject to a pricing grid, including the commitment fee and the interest rate charged. Our pricing is adjusted each quarter based upon total indebtedness to total capitalization ratio. As of March 31, 2022, the pricing under the 364-day tranche of the Revolver does not include an unused commitment fee and maintains an interest rate of 0.70 percent over LIBOR. As of March 31, 2022, the pricing under the five-year tranche of the Revolver included an unused commitment fee of 0.09 percent and an interest rate of 0.95 percent over LIBOR.

Our total available credit under the Revolver at March 31, 2022 was $256.3 million. As of March 31, 2022, we had issued $5.3 million in letters of credit to various counterparties under the syndicated Revolvers. These letters of credit are not included in the outstanding short-term borrowings and we do not anticipate that they will be drawn upon by the counterparties. The letters of credit reduce the available borrowings under our syndicated Revolver.
In the fourth quarter of 2020, the Company entered into two $30.0 million interest rate swaps with a total notional amount of $60.0 million through December 2021 with pricing of 0.205 and 0.20 percent, respectively. In February 2021, we entered into an additional interest rate swap with a notional amount of $40.0 million through December 2021 with pricing of 0.17 percent. Our short-term borrowing is based on the 30-day LIBOR rate. At December 31, 2021, all of our interest rate swaps had expired and we have not entered into any new derivative contracts associated with our outstanding short-term borrowings.
Long-Term Debt
On March 15, 2022 we issued $50 million of 2.95 percent Senior Notes due March 15, 2042 to MetLife. We used the proceeds received from the issuances of the Senior Notes to reduce short-term borrowings under our revolving credit facility and to fund capital expenditures. These Senior Notes have similar covenants and default provisions as the existing senior notes, and have an annual principal payment beginning in the eleventh year after the issuance.

Cash Flows
The following table provides a summary of our operating, investing and financing cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$69,120	$80,382
Investing activities	(29,935)	(51,847)
Financing activities	(38,953)	(26,459)
Net increase in cash and cash equivalents	232	2,076
Cash and cash equivalents—beginning of period	4,976	3,499
Cash and cash equivalents—end of period	$5,208	$5,575

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

During the three months ended March 31, 2022, net cash provided by operating activities was $69.1 million. Operating cash flows were primarily impacted by the following:
•Net income, adjusted for non-cash adjustments, provided a $58.9 million source of cash;
•An increased level of deferred taxes associated with incremental tax depreciation from growth investments resulted in a source of cash of $7.4 million;
•Changes in net regulatory assets and liabilities due primarily to the change in fuel costs collected through the various cost recovery mechanisms generated a $5.8 million inflow of cash;
•Working capital changes, impacted primarily by propane inventory purchases and hedging activities, resulted in a $9.1 million use of cash; and
•An increase in income tax receivables reduced cash inflows by $6.1 million.

Cash Flows Used in Investing Activities

Net cash used in investing activities totaled $29.9 million during the three months ended March 31, 2022. Key investing activities included:
•Cash used to pay for capital expenditures was $29.9 million.

Cash Flows Used in Financing Activities

Net cash used in financing activities totaled $39.0 million during the three months ended March 31, 2022. Net cash used in financing activities:
•Repayments under lines of credit resulted in a use of cash of $82.0 million;
•Net increase in long-term debt borrowings resulted in a source of cash of $49.7 million to permanently finance investment in growth initiatives;
•Source of cash of $3.2 million from issuance of stock under the DRIP; and
•A use of cash of $8.3 million for dividend payments in 2021.
Off-Balance Sheet Arrangements
The Board of Directors has authorized us to issue corporate guarantees securing obligations of our subsidiaries and to obtain letters of credit securing our subsidiaries' obligations. The maximum authorized liability under such guarantees and letters of credit as of March 31, 2022 was $20.0 million. The aggregate amount guaranteed at March 31, 2022 was $13.1 million, with the guarantees expiring on various dates through March 30, 2023.
As of March 31, 2022, we have issued letters of credit totaling approximately $5.3 million related to the electric transmission services for FPU's electric division, the firm transportation service agreement between TETLP and our Delaware and Maryland divisions, to our current and previous primary insurance carriers. These letters of credit have various expiration dates through October 25, 2022. We have not drawn upon these letters of credit as of March 31, 2022 and do not anticipate that the counterparties will draw upon these letters of credit. We expect that they will be renewed to the extent necessary in the future. Additional information is presented in Note 7, Other Commitments and Contingencies, in the condensed consolidated financial statements.

Contractual Obligations
There has been no material change in the contractual obligations presented in our 2021 Annual Report on Form 10-K, except for commodity purchase obligations entered into in the ordinary course of our business. The following table summarizes commodity purchase contract obligations at March 31, 2022:

	Payments Due by Period
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
(in thousands)
Purchase obligations - Commodity (1)	$26,157	$16,848	$—	$—	$43,005
Total	$26,157	$16,848	$—	$—	$43,005

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

The following table reflects the changes in the fair market value of financial derivatives contracts related to propane purchases and sales from December 31, 2021 to March 31, 2022:

(in thousands)	Balance at December 31, 2021	Increase (Decrease) in Fair Market Value	Less Amounts Settled	Balance at March 31, 2022
Sharp	$6,333	$(2,079)	$2,778	$7,032
There were no changes in methods of valuations during the three months ended March 31, 2022.

The following is a summary of fair market value of financial derivatives as of March 31, 2022, by method of valuation and by maturity for each fiscal year period.

(in thousands)	2022	2023	2024	Total Fair Value
Price based on Mont Belvieu - Sharp	$2,279	$3,541	$1,212	$7,032

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and Chief Financial Officer of Chesapeake Utilities, with the participation of other Company officials, have evaluated our “disclosure controls and procedures” (as such term is defined under Rules 13a-15(e) and 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2022. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2022, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the year ended December 31, 2021, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC in connection with evaluating Chesapeake Utilities, our business and the forward-looking statements contained in this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
Period	Purchased	per Share	or Programs (2)	or Programs (2)
January 1, 2022 through January 31, 2022(1)	390	$142.49	—	—
February 1, 2022 through February 28, 2022	—	—	—	—
March 1, 2022 through March 31, 2022	—	—	—	—
Total	390	$142.49	—	—

(1) Chesapeake Utilities purchased shares of common stock on the open market for the purpose of reinvesting the dividend on shares held in the Rabbi Trust accounts for certain directors and senior executives under the Non-Qualified Deferred Compensation Plan. The Non-Qualified Deferred Compensation Plan is discussed in detail in Item 8 under the heading “Notes to the Consolidated Financial Statements—Note 9, Employee Benefit Plans,” in our latest Annual Report on Form 10-K for the year ended December 31, 2021. During the quarter ended March 31, 2022, 390 shares were purchased through the reinvestment of dividends on deferred stock units.
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

CHESAPEAKE UTILITIES CORPORATION

/S/ BETH W. COOPER
Beth W. Cooper Executive Vice President, Chief Financial Officer, Treasurer and Assistant Corporate Secretary
Date: May 3, 2022