Form 10-Q
period 2022-06-30
CHESAPEAKE UTILITIES CORP
filed 2022-08-03
CIK 19745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2022
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Common Stock, par value $0.4867 — 17,737,871 shares outstanding as of July 29, 2022.

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
Company: Chesapeake Utilities Corporation, its divisions and subsidiaries, as appropriate in the context of the disclosure
COVID-19: An infectious disease caused by a coronavirus
CNG: Compressed natural gas
Davenport Energy: An entity from whom we acquired certain propane operating assets in North Carolina.
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

U.S.: The United States of America

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
(in thousands, except shares and per share data)
Operating Revenues
Regulated Energy	$92,193	$80,910	$220,084	$202,107
Unregulated Energy and other	47,277	30,172	142,266	100,161
Total Operating Revenues	139,470	111,082	362,350	302,268
Operating Expenses
Regulated natural gas and electric costs	21,573	14,447	67,016	57,491
Unregulated propane and natural gas costs	25,543	12,254	77,279	43,506
Operations	38,002	36,371	80,796	75,810
Maintenance	4,507	4,259	8,772	8,300
Depreciation and amortization	17,216	15,298	34,193	30,662
Other taxes	6,160	5,875	12,960	12,324
Total Operating Expenses	113,001	88,504	281,016	228,093
Operating Income	26,469	22,578	81,334	74,175
Other income, net	2,584	1,453	3,498	1,828
Interest charges	5,825	5,054	11,164	10,159
Income Before Income Taxes	23,228	18,977	73,668	65,844
Income Taxes	6,177	5,164	19,683	17,565
Net Income	$17,051	$13,813	$53,985	$48,279

Weighted Average Common Shares Outstanding:
Basic	17,730,833	17,546,346	17,704,592	17,516,273
Diluted	17,809,871	17,616,496	17,785,629	17,585,006
Earnings Per Share of Common Stock:
Basic	$0.96	$0.79	$3.05	$2.76
Diluted	$0.96	$0.78	$3.04	$2.75

The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
(in thousands)
Net Income	$17,051	$13,813	$53,985	$48,279
Other Comprehensive Income (Loss), net of tax:
Employee Benefits, net of tax:
Amortization of prior service cost, net of tax of $(5), $(5), $(10) and $(10), respectively	(14)	(14)	(28)	(28)
Net gain, net of tax of $11, $28, $23 and $53, respectively	32	78	63	156
Cash Flow Hedges, net of tax:
Unrealized gain (loss) on commodity contract cash flow hedges, net of tax of $(188), $1,193, $(4) and $1,257, respectively	(498)	3,126	32	3,291
Unrealized gain on interest rate swap cash flow hedges, net of tax of $0, $2, $0 and $1, respectively	—	6	—	4
Total Other Comprehensive Income (Loss), net of tax	(480)	3,196	67	3,423
Comprehensive Income	$16,571	$17,009	$54,052	$51,702
The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

Assets	June 30, 2022	December 31, 2021
(in thousands, except shares and per share data)
Property, Plant and Equipment
Regulated Energy	$1,765,915	$1,720,287
Unregulated Energy	381,718	357,259
Other businesses and eliminations	30,713	35,418
Total property, plant and equipment	2,178,346	2,112,964
Less: Accumulated depreciation and amortization	(438,573)	(417,479)
Plus: Construction work in progress	34,027	49,393
Net property, plant and equipment	1,773,800	1,744,878
Current Assets
Cash and cash equivalents	4,186	4,976
Trade and other receivables	42,892	61,623
Less: Allowance for credit losses	(2,758)	(3,141)
Trade and other receivables, net	40,134	58,482
Accrued revenue	15,999	22,513
Propane inventory, at average cost	9,317	11,644
Other inventory, at average cost	11,449	9,345
Regulatory assets	28,729	19,794
Storage gas prepayments	3,695	3,691
Income taxes receivable	12,353	17,460
Prepaid expenses	11,398	17,121
Derivative assets, at fair value	6,772	7,076
Other current assets	1,014	1,033
Total current assets	145,046	173,135
Deferred Charges and Other Assets
Goodwill	45,158	44,708
Other intangible assets, net	14,088	13,192
Investments, at fair value	10,523	12,095
Operating lease right-of-use assets	15,767	10,139
Regulatory assets	99,497	104,173
Receivables and other deferred charges	13,463	12,549
Total deferred charges and other assets	198,496	196,856
Total Assets	$2,117,342	$2,114,869

The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

Capitalization and Liabilities	June 30, 2022	December 31, 2021
(in thousands, except shares and per share data)
Capitalization
Stockholders’ equity
Preferred stock, par value $0.01 per share (authorized 2,000,000 shares), no shares issued and outstanding	$—	$—
Common stock, par value $0.4867 per share (authorized 50,000,000 shares)	8,632	8,593
Additional paid-in capital	376,866	371,162
Retained earnings	428,833	393,072
Accumulated other comprehensive income	1,370	1,303
Deferred compensation obligation	7,018	7,240
Treasury stock	(7,018)	(7,240)
Total stockholders’ equity	815,701	774,130
Long-term debt, net of current maturities	585,805	549,903
Total capitalization	1,401,506	1,324,033
Current Liabilities
Current portion of long-term debt	21,472	17,962
Short-term borrowing	137,024	221,634
Accounts payable	38,110	52,628
Customer deposits and refunds	34,489	36,488
Accrued interest	3,320	2,775
Dividends payable	9,488	8,466
Accrued compensation	9,471	15,505
Regulatory liabilities	6,663	2,312
Derivative liabilities, at fair value	427	743
Other accrued liabilities	26,827	17,920
Total current liabilities	287,291	376,433
Deferred Credits and Other Liabilities
Deferred income taxes	244,978	233,550
Regulatory liabilities	143,188	142,488
Environmental liabilities	3,097	3,538
Other pension and benefit costs	21,458	24,120
Operating lease - liabilities	13,807	8,571
Deferred investment tax credits and other liabilities	2,017	2,136
Total deferred credits and other liabilities	428,545	414,403
Environmental and other commitments and contingencies (Notes 6 and 7)
Total Capitalization and Liabilities	$2,117,342	$2,114,869
The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2022	2021
(in thousands)
Operating Activities
Net income	$53,985	$48,279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,193	30,662
Depreciation and accretion included in other costs	5,781	5,061
Deferred income taxes	11,434	12,810
Realized gain on commodity contracts and sale of assets	(6,980)	(5,342)
Unrealized loss (gain) on investments/commodity contracts	1,956	(988)
Employee benefits and compensation	(520)	(346)
Share-based compensation	3,555	3,315
Changes in assets and liabilities:
Accounts receivable and accrued revenue	24,766	23,664
Propane inventory, storage gas and other inventory	270	(1,085)
Regulatory assets/liabilities, net	(6,405)	7,711
Prepaid expenses and other current assets	10,326	2,789
Accounts payable and other accrued liabilities	(2,274)	6,563
Income taxes receivable	5,107	4,514
Customer deposits and refunds	(1,999)	681
Accrued compensation	(6,266)	(3,397)
Other assets and liabilities, net	(3,134)	(675)
Net cash provided by operating activities	123,795	134,216
Investing Activities
Property, plant and equipment expenditures	(65,087)	(104,631)
Proceeds from sale of assets	3,367	497
Acquisitions, net of cash acquired	(2,006)	—
Environmental expenditures	(441)	(395)
Net cash used in investing activities	(64,167)	(104,529)
Financing Activities
Common stock dividends	(16,575)	(15,047)
Issuance of stock under the Dividend Reinvestment Plan, net of offering fees	4,259	4,799
Tax withholding payments related to net settled stock compensation	(2,838)	(1,478)
Change in cash overdrafts due to outstanding checks	(1,202)	(1,101)
Net advances (repayments) under line of credit agreements	(83,424)	(5,249)
Proceeds from long-term debt, net of offering fees	49,890	—
Repayment of long-term debt	(10,528)	(10,099)
Net cash used in financing activities	(60,418)	(28,175)
Net Increase (Decrease) in Cash and Cash Equivalents	(790)	1,512
Cash and Cash Equivalents—Beginning of Period	4,976	3,499
Cash and Cash Equivalents—End of Period	$4,186	$5,011
The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock (1)
(in thousands, except shares and per share data)	Number of Shares(2)	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Deferred Compensation	Treasury Stock	Total
Balance at March 31, 2021	17,521,493	$8,528	$350,875	$369,623	$(2,638)	$6,992	$(6,992)	$726,388
Net income	—	—	—	13,813	—	—	—	13,813
Other comprehensive income	—	—	—	—	3,196	—	—	3,196
Dividend declared ($0.480 per share)	—	—	—	(8,500)	—	—	—	(8,500)
Dividend reinvestment plan	39,605	19	4,602	—	—	—	—	4,621
Share-based compensation and tax benefit (3)(4)	6,830	3	2,043	—	—	—	—	2,046
Treasury stock activities	—	—	—	—	—	211	(211)	—
Balance at June 30, 2021	17,567,928	$8,550	$357,520	$374,936	$558	$7,203	$(7,203)	$741,564

Balance at December 31, 2020	17,461,841	$8,499	$348,482	$342,969	$(2,865)	$5,679	$(5,679)	$697,085
Net income	—	—	—	48,279	—	—	—	48,279
Other comprehensive income	—	—	—	—	3,423	—	—	3,423
Dividends declared ($0.920 per share)	—	—	—	(16,312)	—	—	—	(16,312)
Dividend reinvestment plan	60,116	29	6,806	—	—	—	—	6,835
Share-based compensation and tax benefit (3) (4)	45,971	22	2,232	—	—	—	—	2,254
Treasury stock activities	—	—	—	—	—	1,524	(1,524)	—
Balance at June 30, 2021	17,567,928	$8,550	$357,520	$374,936	$558	$7,203	$(7,203)	$741,564

Balance at March 31, 2022	17,719,388	$8,624	$373,694	$421,344	$1,850	$6,477	$(6,477)	$805,512
Net income	—	—	—	17,051	—	—	—	17,051
Other comprehensive loss	—	—	—	—	(480)	—	—	(480)
Dividend declared ($0.535 per share)	—	—	—	(9,562)	—	—	—	(9,562)
Issuance under various plans (5)	8,886	5	1,203	—	—	—	—	1,208
Share-based compensation and tax benefit (3) (4)	6,520	3	1,969	—	—	—	—	1,972
Treasury stock activities	—	—	—	—	—	541	(541)	—
Balance at June 30, 2022	17,734,794	$8,632	$376,866	$428,833	$1,370	$7,018	$(7,018)	$815,701

Balance at December 31, 2021	17,655,410	$8,593	$371,162	$393,072	$1,303	$7,240	$(7,240)	$774,130
Net income	—	—	—	53,985	—	—	—	53,985
Other comprehensive income	—	—	—	—	67	—	—	67
Dividends declared ($1.015 per share)	—	—	—	(18,224)	—	—	—	(18,224)
Issuance under various plans (5)	33,846	17	4,613	—	—	—	—	4,630
Share-based compensation and tax benefit (3) (4)	45,538	22	1,091	—	—	—	—	1,113
Treasury stock activities	—	—	—	—	—	(222)	222	—
Balance at June 30, 2022	17,734,794	$8,632	$376,866	$428,833	$1,370	$7,018	$(7,018)	$815,701

(1)2,000,000 shares of preferred stock at $0.01 par value have been authorized. No shares have been issued or are outstanding; accordingly, no information has been included in the statements of stockholders’ equity.
(2)Includes 110,835, 116,238, 117,193, and 105,087 shares at June 30, 2022, December 31, 2021, June 30, 2021 and December 31, 2020, respectively, held in a Rabbi Trust related to our Non-Qualified Deferred Compensation Plan.
(3)Includes amounts for shares issued for directors’ compensation.
(4)The shares issued under the SICP are net of shares withheld for employee taxes. For the six months ended June 30, 2022 and 2021, we withheld 21,832 and 14,020 shares, respectively, for employee taxes.
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

Effects of COVID-19

In March 2020, the CDC declared a national emergency due to the rapidly growing outbreak of COVID-19. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These restrictions significantly impacted economic conditions in the United States beginning in 2020 and to a lesser extent have continued into 2022. Chesapeake Utilities is considered an “essential business,” which allowed us to continue operational activities and construction projects while social distancing restrictions were in place. At this time, restrictions have predominantly been lifted as vaccines have become widely available in the United States. Previously existing states of emergency in all of our service territories expired during the second and third quarters of 2021 eliminating a majority of restrictions initially implemented to slow the spread of the virus. The expiration of the states of emergency along with the settlement of our limited proceeding in Florida concluded our ability to defer incremental pandemic related costs for consideration through the applicable regulatory process. We adjusted our operating practices accordingly to ensure the safety of our operations and will take the necessary actions to comply with the CDC, and the Occupational and Safety and Health Administration, as new developments occur.

Refer to Note 5, Rates and Other Regulatory Activities, for further information on the regulated assets established as a result of the incremental expenses associated with COVID-19.

Recent Accounting Standards Yet to be Adopted

Reference Rate Reform - (ASC 848) - In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which was subsequently amended by ASU 2021-01. The standard provides relief for companies preparing for the discontinuation of interest rates, such as LIBOR, and allows optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. The amendments included in this ASU are to be applied prospectively, and are not expected to have a material impact on our financial position or results of operations. Refer to Note 16, Short-Term Borrowings, for further information regarding the expected timing of implementing this update.

2.    Calculation of Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
(in thousands, except shares and per share data)
Calculation of Basic Earnings Per Share:
Net Income	$17,051	$13,813	$53,985	$48,279
Weighted average shares outstanding	17,730,833	17,546,346	17,704,592	17,516,273
Basic Earnings Per Share	$0.96	$0.79	$3.05	$2.76

Calculation of Diluted Earnings Per Share:
Net Income	$17,051	$13,813	$53,985	$48,279
Reconciliation of Denominator:
Weighted shares outstanding—Basic	17,730,833	17,546,346	17,704,592	17,516,273
Effect of dilutive securities—Share-based compensation	79,038	70,150	81,037	68,733
Adjusted denominator—Diluted	17,809,871	17,616,496	17,785,629	17,585,006
Diluted Earnings Per Share	$0.96	$0.78	$3.04	$2.75

3.     Acquisitions
Acquisition of Davenport Energy
On June 13, 2022, Sharp acquired the propane operating assets of Davenport Energy's Siler City propane division for approximately $2.0 million. In connection with this acquisition, we recorded a $0.1 million liability which is subject to the seller's adherence to various provisions contained in the purchase agreement through the first anniversary of the transaction closing. Included with the acquisition was less than $0.1 million of working capital from the Seller consisting predominantly of accounts receivable and propane inventory. Through this acquisition, the Company expands its operating footprint further into North Carolina, where customers will be served by Sharp Energy’s Diversified Energy division. Sharp added approximately 850 customers, along with expected distribution of approximately 0.4 million gallons of propane annually. We recorded $1.5 million in property plant and equipment, $0.5 million in goodwill, and immaterial amounts associated with customer relationships and non-compete agreements, all of which are deductible for income tax purposes. The amounts recorded in conjunction with the acquisition are preliminary, and subject to adjustment based on contractual provisions and finalization prior to the first anniversary of the transaction closing. The financial results associated with this acquisition will be included within Sharp's Diversified Energy division, primarily as a result of their geographic proximity, as well as other synergies they generate due to their service territory.

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

These acquisitions generated operating revenue and operating loss of $4.0 million and $0.8 million, respectively, for the three months ended June 30, 2022 . For the six months ended June 30, 2022, the acquisitions generated operating revenue and operating income of $14.3 million and $0.7 million, respectively.

4.     Revenue Recognition
We recognize revenue when our performance obligations under contracts with customers have been satisfied, which generally occurs when our businesses have delivered or transported natural gas, electricity or propane to customers. We exclude sales taxes and other similar taxes from the transaction price. Typically, our customers pay for the goods and/or services we provide in the month following the satisfaction of our performance obligation. The following table displays our revenue by major source based on product and service type for the three months ended June 30, 2022 and 2021:

	Three months ended June 30, 2022				Three months ended June 30, 2021
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Energy distribution
Delaware natural gas division	$13,086	$—	$—	$13,086	$10,068	$—	$—	$10,068
Florida natural gas division	9,619	—	—	9,619	8,446	—	—	8,446
FPU electric distribution	20,305	—	—	20,305	18,898	—	—	18,898
FPU natural gas distribution	25,817	—	—	25,817	23,159	—	—	23,159
Maryland natural gas division	4,372	—	—	4,372	3,224	—	—	3,224
Sandpiper natural gas/propane operations	4,248	—	—	4,248	3,814	—	—	3,814
Elkton Gas	1,705	—	—	1,705	1,195	—	—	1,195
Total energy distribution	79,152	—	—	79,152	68,804	—	—	68,804
Energy transmission
Aspire Energy	—	10,808	—	10,808	—	5,578	—	5,578
Aspire Energy Express	369	—	—	369	47	—	—	47
Eastern Shore	18,875	—	—	18,875	18,617	—	—	18,617
Peninsula Pipeline	6,777	—	—	6,777	6,610	—	—	6,610
Total energy transmission	26,021	10,808	—	36,829	25,274	5,578	—	30,852
Energy generation
Eight Flags	—	5,916	—	5,916	—	4,173	—	4,173
Propane operations
Propane delivery operations	—	34,469	—	34,469	—	23,098	—	23,098
Compressed Natural Gas Services
Marlin Gas Services	—	2,380	—	2,380	—	1,989	—	1,989
Other and eliminations
Eliminations	(12,980)	(110)	(6,271)	(19,361)	(13,168)	(65)	(4,734)	(17,967)
Other	—	—	85	85	—	—	133	133
Total other and eliminations	(12,980)	(110)	(6,186)	(19,276)	(13,168)	(65)	(4,601)	(17,834)

Total operating revenues (1)	$92,193	$53,463	$(6,186)	$139,470	$80,910	$34,773	$(4,601)	$111,082
(1) Total operating revenues for the three months ended June 30, 2022, include other revenue (revenues from sources other than contracts with customers) of $(0.1) million for Regulated and $0.1 million Unregulated Energy segments, respectively, and $0.1 million for both our Regulated and Unregulated Energy segments, respectively, for the three months ended June 30, 2021. The sources of other revenues include revenue from alternative revenue programs related to revenue normalization for the Maryland division and Sandpiper Energy and late fees.

The following table displays our revenue by major source based on product and service type for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022				Six Months Ended June 30, 2021
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Energy distribution
Delaware natural gas division	$47,568	$—	$—	$47,568	$43,340	$—	$—	$43,340
Florida natural gas division	19,885	—	—	19,885	17,402	—	—	17,402
FPU electric distribution	39,394	—	—	39,394	37,449	—	—	37,449
FPU natural gas distribution	55,837	—	—	55,837	50,020	—	—	50,020
Maryland natural gas division	14,836	—	—	14,836	13,690	—	—	13,690
Sandpiper natural gas/propane operations	11,885	—	—	11,885	11,885	—	—	11,885
Elkton Gas	5,071	—	—	5,071	3,830	—	—	3,830
Total energy distribution	194,476	—	—	194,476	177,616	—	—	177,616
Energy transmission
Aspire Energy	—	28,844	—	28,844	—	18,484	—	18,484
Aspire Energy Express	632	—	—	632	93	—	—	93
Eastern Shore	39,196	—	—	39,196	38,589	—	—	38,589
Peninsula Pipeline	13,549	—	—	13,549	13,077	—	—	13,077
Total energy transmission	53,377	28,844	—	82,221	51,759	18,484	—	70,243
Energy generation
Eight Flags	—	11,455	—	11,455	—	8,502	—	8,502
Propane operations
Propane delivery operations	—	110,075	—	110,075	—	78,361	—	78,361
Compressed Natural Gas Services
Marlin Gas Services	—	4,589	—	4,589	—	4,340	—	4,340
Other and eliminations
Eliminations	(27,769)	(207)	(12,706)	(40,682)	(27,268)	(156)	(9,635)	(37,059)
Other	—	—	216	216	—	—	265	265
Total other and eliminations	(27,769)	(207)	(12,490)	(40,466)	(27,268)	(156)	(9,370)	(36,794)

Total operating revenues (1)	$220,084	$154,756	$(12,490)	$362,350	$202,107	$109,531	$(9,370)	$302,268
(1) Total operating revenues for the six months ended June 30, 2022, include other revenue (revenues from sources other than contracts with customers) of $0.1 million for Regulated and $0.2 million Unregulated Energy segments, respectively, and $(0.2) million and $0.2 million for our Regulated and Unregulated Energy segments, respectively, for the six months ended June 30, 2021. The sources of other revenues include revenue from alternative revenue programs related to revenue normalization for the Maryland division and Sandpiper Energy and late fees.

Contract balances
The timing of revenue recognition, customer billings and cash collections results in trade receivables, unbilled receivables (contract assets), and customer advances (contract liabilities) in our condensed consolidated balance sheets. The balances of our trade receivables, contract assets, and contract liabilities as of June 30, 2022 and December 31, 2021 were as follows:

	Trade Receivables	Contract Assets (Current)	Contract Assets (Non-current)	Contract Liabilities (Current)
(in thousands)
Balance at 12/31/2021	$56,277	$18	$4,806	$747
Balance at 6/30/2022	38,778	18	4,607	724
Decrease	$(17,499)	$—	$(199)	$(23)
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

At times, we receive advances or deposits from our customers before we satisfy our performance obligation, resulting in contract liabilities. Contract liabilities are included in other accrued liabilities in the condensed consolidated balance sheets and relate to non-refundable prepaid fixed fees for our Mid-Atlantic propane delivery operation's retail offerings. Our performance obligation is satisfied over the term of the respective customer retail program on a ratable basis. For the three months ended June 30, 2022 and 2021, we recognized revenue of $0.3 million and $0.2 million. For the six months ended June 30, 2022 and 2021, we recognized revenue of $0.7 million and $0.6 million.

Remaining performance obligations
Our businesses have long-term fixed fee contracts with customers in which revenues are recognized when performance obligations are satisfied over the contract term. Revenue for these businesses for the remaining performance obligations, at June 30, 2022, are expected to be recognized as follows:

(in thousands)	2022	2023	2024	2025	2026	2027	2028 and thereafter
Eastern Shore and Peninsula Pipeline	$24,379	$45,426	$40,431	$33,804	$29,294	$25,096	$179,259
Natural gas distribution operations	3,433	6,238	6,050	5,698	5,515	5,100	33,113
FPU electric distribution	326	652	652	275	275	275	275
Total revenue contracts with remaining performance obligations	$28,138	$52,316	$47,133	$39,777	$35,084	$30,471	$212,647

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

Maryland

Ocean City Maryland Reinforcement: In March 2022, we filed a Section 7(f) - Request for Service Area Determination with the FERC regarding plans to extend our natural gas facilities across the Delaware/Maryland state line from Sussex County, Delaware, to Worcester County, Maryland, to provide a secondary feed to Sandpiper Energy. The project will increase the reliability of the existing distribution system in those areas while also expanding infrastructure to serve new customers. Construction began in the second quarter of 2022, with estimated completion in the fourth quarter of 2022.

Strategic Infrastructure Development and Enhancement (“STRIDE”) Plan: In March 2021, Elkton Gas filed a STRIDE plan with the Maryland PSC. The STRIDE plan accelerates Elkton Gas' Aldyl-A pipeline replacement program as costs of the plan are recovered through a fixed charge rider which is effective for five years. Under Elkton Gas’ STRIDE plan, the Aldyl-A pipelines will be fully replaced by the end of 2023. In July 2021, Elkton Gas reached a settlement with the Maryland PSC Staff and the Maryland Office of Public Counsel that approved Elkton Gas’ STRIDE plan. The STRIDE plan allows for recovery of the associated revenue requirement through a monthly surcharge, which was implemented effective September 2021. We filed the annual STRIDE plan update with the Maryland PSC on November 1, 2021, which was approved for new rates effective January 1, 2022.

Florida

Natural Gas Rate Case: In May 2022, our natural gas distribution businesses in Florida, FPU, FPU-Indiantown division, FPU-Fort Meade division and Chesapeake Utilities CFG division (collectively, “Florida natural gas distribution businesses”) filed a consolidated natural gas rate case with the Florida PSC. In connection with the application, we are seeking approval of the following: (i) interim rate relief of approximately $7.2 million, subject to refund, pending the outcome of the rate case proceeding; (ii) permanent rate relief of approximately $24.1 million, effective January 1, 2023, (iii) a depreciation study also submitted with filing; (iv) authorization to make certain changes to tariffs to include the consolidation of rates and rate structure across the businesses and to unify the Florida natural gas distribution businesses under FPU; (v) authorization to retain the acquisition adjustment recorded at the time of the FPU merger in our revenue requirement; and (vi) authorization to establish an environmental remediation surcharge for the purposes of addressing future expected remediation costs for FPU MGP sites. In August 2022, interim rates were approved by the Florida PSC in the amount of approximately $7.7 million on an annualized basis, effective for all meter reading in September 2022. The interim rates are subject to refund pending the final outcome of the rate case proceeding. The discovery process has commenced and hearing for the proceeding has been scheduled for October 2022. The outcome of the application is subject to review and approval by the Florida PSC.

Winter Haven Expansion Project: In May 2021, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with CFG for an incremental 6,800 Dts/d of firm service in the Winter Haven, Florida area. As part of this agreement, Peninsula Pipeline will construct a new interconnect with FGT and a new regulator station for CFG. CFG will use the additional firm service to support new incremental load due to growth, including providing service to a new can manufacturing facility, as well as provide reliability and operational benefits to CFG’s existing distribution system in the area. In connection with Peninsula Pipeline’s new regulator station, CFG is also extending its distribution system to connect to the new station. The Transportation Service Agreement was approved by the Florida PSC in September 2021. Construction commenced in February 2021 and the expected in-service date is the third quarter of 2022.

Beachside Pipeline Extension: In June 2021, Peninsula Pipeline and Florida City Gas entered into a Transportation Service Agreement for an incremental 10,176 Dts/d of firm service in Indian River County, Florida, to support Florida City Gas’ growth along the Indian River's barrier island. As part of this agreement, Peninsula Pipeline will construct 11.3 miles of pipeline from its existing pipeline in the Sebastian, Florida area, which will travel east under the Intercoastal Waterway ("ICW") and southward on the barrier island. As required by Peninsula Pipeline’s tariff and Florida Statutes, Peninsula Pipeline filed the required company and customer affidavits with the Florida PSC in June 2021. Construction commenced in June 2021 and the expected in-service date is first quarter of 2023.

St.Cloud / Twin Lakes Expansion: In July 2022, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with our Florida natural gas division, FPU, for an additional 2,400 Dt/d of firm service in the St. Cloud, Florida area. As part of this agreement, Peninsula Pipeline will construct a pipeline extension and regulator station for FPU. The extension will be used to support new incremental load due to growth in the area, including providing service, most immediately, to the residential development Twin Lakes. The expansion will also improve reliability and operation benefits to FPU's existing distribution system in the area, supporting future growth in the area. We expect this expansion to be in service by the first quarter of 2023.

Eastern Shore

Southern Expansion Project: In January 2022, Eastern Shore submitted a prior notice filing with the FERC pursuant to blanket certificate procedures, regarding its proposal to install an additional compressor unit and related facilities at Eastern Shore's existing compressor station in Bridgeville, Sussex County, Delaware. The project will enable Eastern Shore to provide additional firm natural gas transportation service to an existing shipper on Eastern Shore's pipeline system, with a projected in-service date in the fourth quarter of 2023. We are currently awaiting an order from the FERC on the Company's filing.

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

In response to the COVID-19 pandemic and related restrictions, we experienced reduced consumption of energy largely in the commercial and industrial sectors, higher bad debt expenses and incremental expenses associated with COVID-19, including expenditures associated with personal protective equipment and premium pay for field personnel. The additional operating expenses we incurred supported the ongoing delivery of our essential services during these unprecedented times. In April and May 2020, we were authorized by the Maryland and Delaware PSCs, respectively, to record regulatory assets for COVID-19 related costs which offers us the ability to seek recovery of those costs. In July 2021, the Florida PSC issued an order that approved incremental expenses we incurred due to COVID-19. The order allowed us to establish a regulatory asset in a total amount of $2.1 million as of June 30, 2021 for natural gas and electric distribution operations. The regulatory asset is amortized over two years and is recovered through the Purchased Gas Adjustment and Swing Service mechanisms for our natural gas distribution businesses and through the Fuel Purchased Power Cost Recovery clause for our electric division. As of June 30, 2022 and December 31, 2021, our total COVID-19 regulatory asset balance was $1.8 million and $2.3 million, respectively.

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

Storm Protection Plan

In 2020, the Florida PSC implemented the Storm Protection Plan ("SPP") and Storm Protection Plan Cost Recovery ("SPPCR") rules, which require electric utilities to petition the Florida PSC for approval of a Transmission and Distribution Storm Protection Plan that covers the utility’s immediate 10-year planning period with updates to the plan at least every 3 years. The SPPCR rules allow the utility to file for recovery of associated costs related to its SPP. The Company’s SPP plan was filed in April 2022, with hearings scheduled for early August 2022. The SPP cost recovery clause ("SPPCRC") was filed in May 2022 with requested rates effective January 1, 2023. The SPPCRC hearing is scheduled for November 2022.

    Summary TCJA Table
Customer rates for our regulated businesses were adjusted as approved by the regulators, prior to 2020 with the exception of Elkton Gas, which implemented a one-time bill credit in May 2020. The following table summarizes the regulatory liabilities related to accumulated deferred taxes ("ADIT") associated with TCJA for our regulated businesses as of June 30, 2022 and December 31, 2021:

	Amount (in thousands)
Operation and Regulatory Jurisdiction	June 30, 2022	December 31, 2021	Status
Eastern Shore (FERC)	$34,190	$34,190	Will be addressed in Eastern Shore's next rate case filing.
Delaware natural gas division (Delaware PSC)	$12,510	$12,591	PSC approved amortization of ADIT in January 2019.
Maryland natural gas division (Maryland PSC)	$3,772	$3,840	PSC approved amortization of ADIT in May 2018.
Sandpiper Energy (Maryland PSC)	$3,626	$3,656	PSC approved amortization of ADIT in May 2018.
Chesapeake Florida natural gas division/CFG (Florida PSC)	$7,939	$8,032	PSC issued order authorizing amortization and retention of net ADIT liability by the Company in February 2019.
FPU natural gas (excludes Fort Meade and Indiantown) (Florida PSC)	$19,058	$19,189	Same treatment on a net basis as Chesapeake Florida Gas Division (above).
FPU Fort Meade and Indiantown natural gas divisions (Florida PSC)	$265	$271	Same treatment on a net basis as Chesapeake Florida Gas Division (above).
FPU electric division (Florida PSC)	$5,115	$5,237	In January 2019, PSC issued order approving amortization of ADIT through purchased power cost recovery, storm reserve and rates.
Elkton Gas (Maryland PSC)	$1,074	$1,091	PSC approved amortization of ADIT in March 2018.

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
As of June 30, 2022 and December 31, 2021, we had approximately $4.8 million and $5.2 million, respectively, in environmental liabilities related to the former MGP sites. As of June 30, 2022 and December 31, 2021, we have cumulative regulatory assets of $1.0 million and $1.3 million, respectively, for future recovery of environmental costs for customers. Specific to FPU’s four MGP sites in Key West, Pensacola, Sanford and West Palm Beach, FPU has approval to recover, from insurance and through customer rates, up to $14.0 million of its environmental costs related to its MGP sites. As of June 30, 2022 and December 31, 2021, we had recovered approximately $13.1 million and $12.9 million, respectively, leaving approximately $0.9 million and $1.1 million, respectively, in regulatory assets for future recovery of environmental costs from FPU’s customers.
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
The remedial actions approved by the Florida Department of Environmental Protection have been implemented on the east parcel of our West Palm Beach Florida site. Similar remedial actions have been initiated on the site's west parcel, and construction of active remedial systems are expected to be completed in 2022. We expect the costs to clean-up the site to be between $3.3 million to $14.2 million, including costs associated with relocation of FPU's operations at this site, and any potential costs associated with future redevelopment of the properties.

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
Chesapeake Utilities' natural gas division, CFG has firm transportation service contracts with FGT and Gulfstream. Pursuant to a capacity release program approved by the Florida PSC, all of the capacity under these agreements has been released to various third parties. Under the terms of these capacity release agreements, Chesapeake Utilities is contingently liable to FGT and Gulfstream should any party, that acquired the capacity through release, fail to pay the capacity charge. To date, Chesapeake Utilities has not been required to make a payment resulting from this contingency.
FPU’s electric supply contracts require FPU to maintain an acceptable standard of creditworthiness based on specific financial ratios. FPU’s agreement with Florida Power & Light Company requires FPU to meet or exceed a debt service coverage ratio of 1.25 times based on the results of the prior 12 months. If FPU fails to meet this ratio, it must provide an irrevocable letter of credit or pay all amounts outstanding under the agreement within five business days. FPU’s electric supply agreement with Gulf Power requires FPU to meet the following ratios based on the average of the prior six quarters: (a) funds from operations interest coverage ratio (minimum of two times), and (b) total debt to total capital (maximum of 65 percent). If FPU fails to meet the requirements, it has to provide the supplier a written explanation of actions taken, or proposed to be taken, to become compliant. Failure to comply with the ratios specified in the Gulf Power agreement could also result in FPU having to provide an irrevocable letter of credit. As of June 30, 2022, FPU was in compliance with all of the requirements of its fuel supply contracts.
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

Corporate Guarantees
The Board of Directors has authorized us to issue corporate guarantees securing obligations of our subsidiaries and to obtain letters of credit securing our subsidiaries' obligations. The maximum authorized liability under such guarantees and letters of credit as of June 30, 2022 was $20.0 million. The aggregate amount guaranteed related to our subsidiaries at June 30, 2022 was approximately $11.4 million with the guarantees expiring on various dates through May 22, 2023. In addition, the Board has authorized us to issue specific purpose corporate guarantees. The amount of specific purpose guarantees outstanding at June 30, 2022 was $2.0 million. In July 2022, in connection with the Florida rate case, we entered into a guarantee in the amount of $7.1 million with the Florida PSC.

As of June 30, 2022, we have issued letters of credit totaling approximately $5.3 million related to the electric transmission services for FPU's electric division, the firm transportation service agreement between TETLP and our Delaware and Maryland divisions, the capacity agreement between NEXUS and Aspire, and our current and previous primary insurance carriers. These letters of credit have various expiration dates through October 25, 2022. There have been no draws on these letters of credit as of June 30, 2022. We do not anticipate that the counterparties will draw upon these letters of credit, and we expect that they will be renewed to the extent necessary in the future.

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

The remainder of our operations is presented as “Other businesses and eliminations,” which consists of unregulated subsidiaries that own real estate leased to Chesapeake Utilities, as well as certain corporate costs not allocated to other operations. The following table presents financial information about our reportable segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
(in thousands)
Operating Revenues, Unaffiliated Customers
Regulated Energy	$91,830	$80,374	$215,888	$201,095
Unregulated Energy	47,640	30,708	146,462	101,173
Total operating revenues, unaffiliated customers	$139,470	$111,082	$362,350	$302,268
Intersegment Revenues (1)
Regulated Energy	$363	$536	$4,196	$1,012
Unregulated Energy	5,823	4,065	7,819	8,358
Other businesses	85	133	691	265
Total intersegment revenues	$6,271	$4,734	$12,706	$9,635
Operating Income
Regulated Energy	$25,841	$22,760	$60,539	$55,466
Unregulated Energy	560	(465)	20,613	18,575
Other businesses and eliminations	68	283	182	134
Operating income	26,469	22,578	81,334	74,175
Other income, net	2,584	1,453	3,498	1,828
Interest charges	5,825	5,054	11,164	10,159
Income before Income Taxes	23,228	18,977	73,668	65,844
Income Taxes	6,177	5,164	19,683	17,565
Net Income	$17,051	$13,813	$53,985	$48,279

(1) All significant intersegment revenues are billed at market rates and have been eliminated from consolidated operating revenues.

(in thousands)	June 30, 2022	December 31, 2021
Identifiable Assets
Regulated Energy segment	$1,637,003	$1,629,191
Unregulated Energy segment	447,209	439,114
Other businesses and eliminations	33,130	46,564
Total identifiable assets	$2,117,342	$2,114,869

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
We maintain an effective shelf registration statement with the SEC for the issuance of shares under our DRIP. Depending on our capital needs and subject to market conditions, in addition to other possible debt and equity offerings, we may issue additional shares under the direct stock purchase component of the DRIP. In 2021, we issued just over 0.1 million shares at an average price per share of $125.71 and received net proceeds of $15.2 million under the DRIP. In the first six months of 2022, we issued less than 0.1 million shares at an average price per share of $137.24 and received net proceeds of $4.3 million under the DRIP.

We used the net proceeds from our share issuances, after fees, for general corporate purposes, including, but not limited to, financing of capital expenditures, repayment of short-term debt, financing acquisitions, investing in subsidiaries, and general working capital purposes.

Accumulated Other Comprehensive Gain (Loss)

Defined benefit pension and postretirement plan items, unrealized gains (losses) of our propane swap agreements designated as commodity contracts cash flow hedges, and the unrealized gains (losses) of our interest rate swap agreements designated as cash flow hedges are the components of our accumulated other comprehensive income (loss). The following tables present the changes in the balance of accumulated other comprehensive gain (loss) as of June 30, 2022 and 2021. All amounts in the following tables are presented net of tax.

	Defined Benefit	Commodity	Interest Rate
	Pension and	Contracts	Swap
	Postretirement	Cash Flow	Cash Flow
	Plan Items	Hedges	Hedges (1)	Total
(in thousands)
As of December 31, 2021	$(3,268)	$4,571	$—	$1,303
Other comprehensive income before reclassifications	—	2,206	—	2,206
Amounts reclassified from accumulated other comprehensive income/(loss)	35	(2,174)	—	(2,139)
Net current-period other comprehensive income	35	32	—	67
As of June 30, 2022	$(3,233)	$4,603	$—	$1,370

(in thousands)
As of December 31, 2020	$(5,146)	$2,309	$(28)	$(2,865)
Other comprehensive income before reclassifications	—	5,825	23	5,848
Amounts reclassified from accumulated other comprehensive income/(loss)	128	(2,534)	(19)	(2,425)
Net prior-period other comprehensive income	128	3,291	4	3,423
As of June 30, 2021	$(5,018)	$5,600	$(24)	$558
(1) All of our interest rate swaps expired at December 31, 2021
The following table presents amounts reclassified out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2022 and 2021. Deferred gains or losses for our commodity contracts and interest rate swap cash flow hedges are recognized in earnings upon settlement.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
(in thousands)
Amortization of defined benefit pension and postretirement plan items:
Prior service credit (1)	$19	$19	$38	$38
Net loss(1)	(43)	(106)	(86)	(209)
Total before income taxes	(24)	(87)	(48)	(171)
Income tax benefit	6	23	13	43
Net of tax	$(18)	$(64)	$(35)	$(128)

Gains on commodity contracts cash flow hedges:
Propane swap agreements (2)	$283	$455	$3,004	$3,502
Income tax expense	(78)	(126)	(830)	(968)
Net of tax	$205	$329	$2,174	$2,534

Gains on interest rate swap cash flow hedges:
Interest rate swap agreements	$—	$22	$—	$26
Income tax expense	—	(6)	—	(7)
Net of tax	$—	$16	$—	$19

Total reclassifications for the period	$187	$281	$2,139	$2,425
(1) These amounts are included in the computation of net periodic costs (benefits). See Note 10, Employee Benefit Plans, for additional details.
(2) These amounts are included in the effects of gains and losses from derivative instruments. See Note 13, Derivative Instruments, for additional details.
Amortization of defined benefit pension and postretirement plan items are included in other expense, net gains and losses on propane swap agreements contracts are included in revenue and unregulated propane and natural gas, the realized gain or loss on interest rate swap agreements is recognized as a component of interest charges in the accompanying condensed consolidated statements of income. The income tax benefit is included in income tax expense in the accompanying condensed consolidated statements of income.

10.    Employee Benefit Plans
Net periodic benefit costs for our pension and post-retirement benefits plans for the three and six months ended June 30, 2022 and 2021 are set forth in the following tables:

	Chesapeake Pension Plan		FPU Pension Plan		Chesapeake SERP		Chesapeake Postretirement Plan		FPU Medical Plan
For the Three Months Ended June 30,	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
(in thousands)
Interest cost	$—	$34	$449	$429	$13	$12	$6	$6	$6	$6
Expected return on plan assets	—	(40)	(857)	(830)	—	—	—	—	—	—
Amortization of prior service credit	—	—	—	—	—	—	(19)	(19)	—	—
Amortization of net (gain) loss	—	60	124	155	7	7	12	10	—	(2)
Total periodic cost (benefit)	$—	$54	$(284)	$(246)	$20	$19	$(1)	$(3)	$6	$4

	Chesapeake Pension Plan		FPU Pension Plan		Chesapeake SERP		Chesapeake Postretirement Plan		FPU Medical Plan
For the Six Months Ended June 30,	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
(in thousands)
Interest cost	$—	$68	$898	$858	$26	$24	$12	$12	$12	$12
Expected return on plan assets	—	(80)	(1,714)	(1,660)	—	—	—	—	—	—
Amortization of prior service credit	—	—	—	—	—	—	(38)	(38)	—	—
Amortization of net (gain) loss	—	120	248	310	14	14	24	18	—	(4)
Total periodic cost (benefit)	$—	$108	$(568)	$(492)	$40	$38	$(2)	$(8)	$12	$8

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
The following tables present the amounts included in the regulatory asset and accumulated other comprehensive income that were recognized as components of net periodic benefit cost during the three and six months ended June 30, 2022 and 2021:

For the Three Months Ended June 30, 2022	Chesapeake Pension Plan	FPU Pension Plan	Chesapeake SERP	Chesapeake Postretirement Plan	FPU Medical Plan	Total
(in thousands)
Prior service credit	$—	$—	$—	$(19)	$—	$(19)
Net loss	—	124	7	12	—	143
Total recognized in net periodic benefit cost	—	124	7	(7)	—	124
Recognized from accumulated other comprehensive (income)/loss (1)	—	24	7	(7)	—	24
Recognized from regulatory asset	—	100	—	—	—	100
Total	$—	$124	$7	$(7)	$—	$124

For the Three Months Ended June 30, 2021	Chesapeake Pension Plan	FPU Pension Plan	Chesapeake SERP	Chesapeake Postretirement Plan	FPU Medical Plan	Total
(in thousands)
Prior service credit	$—	$—	$—	$(19)	$—	$(19)
Net loss	60	155	7	10	(2)	230
Total recognized in net periodic benefit cost	60	155	7	(9)	(2)	211
Recognized from accumulated other comprehensive (income)/loss (1)	60	29	7	(9)	—	87
Recognized from regulatory asset	—	126	—	—	(2)	124
Total	$60	$155	$7	$(9)	$(2)	$211
.

For the Six months ended June 30, 2022	Chesapeake Pension Plan	FPU Pension Plan	Chesapeake SERP	Chesapeake Postretirement Plan	FPU Medical Plan	Total
(in thousands)
Prior service credit	$—	$—	$—	$(38)	$—	$(38)
Net loss	—	248	14	24	—	286
Total recognized in net periodic benefit cost	—	248	14	(14)	—	248
Recognized from accumulated other comprehensive (income)/loss (1)	—	48	14	(14)	—	48
Recognized from regulatory asset	—	200	—	—	—	200
Total	$—	$248	$14	$(14)	$—	$248

For the Six months ended June 30, 2021	Chesapeake Pension Plan	FPU Pension Plan	Chesapeake SERP	Chesapeake Postretirement Plan	FPU Medical Plan	Total
(in thousands)
Prior service credit	$—	$—	$—	$(38)	$—	$(38)
Net loss	120	310	14	18	(4)	458
Total recognized in net periodic benefit cost	120	310	14	(20)	(4)	420
Recognized from accumulated other comprehensive (income)/loss (1)	120	58	14	(20)	(1)	171
Recognized from regulatory asset	—	252	—	—	(3)	249
Total	$120	$310	$14	$(20)	$(4)	$420
(1) See Note 9, Stockholders' Equity.
During the three and six months ended June 30, 2022, we contributed $0.1 million to the FPU Pension Plan. We expect to contribute approximately $0.3 million to the FPU Pension Plan during 2022, which represents the minimum annual contribution payments required.
The Chesapeake SERP, the Chesapeake Postretirement Plan and the FPU Medical Plan are unfunded and are expected to be paid out of our general funds. Cash benefits paid under the Chesapeake SERP for the three and six months ended June 30, 2022 were less than $0.1 million in both periods. We expect to pay total cash benefits of approximately $0.2 million under the Chesapeake SERP in 2022. Cash benefits paid under the Chesapeake Postretirement Plan, primarily for medical claims for both the three and six months ended June 30, 2022 were $0.1 million. We estimate that approximately $0.1 million will be paid for such benefits under the Chesapeake Postretirement Plan in 2022. Cash benefits paid under the FPU Medical Plan, primarily for medical claims for the three and six months ended June 30, 2022, were immaterial. We estimate that approximately $0.1 million will be paid for such benefits under the FPU Medical Plan in 2022.

11.    Investments
The investment balances at June 30, 2022 and December 31, 2021, consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Rabbi trust (associated with the Non-Qualified Deferred Compensation Plan)	$10,499	$12,069
Investments in equity securities	24	26
Total	$10,523	$12,095

We classify these investments as trading securities and report them at their fair value. For the three months ended June 30, 2022 and 2021, we recorded a net unrealized loss of $1.4 million and a net unrealized gain of $0.6 million, respectively, in other income, net in the condensed consolidated statements of income related to these investments. For the six months ended June 30, 2022 and 2021, we recorded a net unrealized loss of approximately $2.0 million and a net unrealized gain of approximately $1.0 million, respectively, in other expense, net in the condensed consolidated statements of income related to these investments. For the investment in the Rabbi Trust, we also have recorded an associated liability, which is included in other pension and benefit costs in the consolidated balance sheets and is adjusted each period for the gains and losses incurred by the investments in the Rabbi Trust.

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
The table below presents the amounts included in net income related to share-based compensation expense for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
(in thousands)
Awards to non-employee directors	$220	$192	$454	$380
Awards to key employees	1,122	1,247	3,101	2,935
Total compensation expense	1,342	1,439	3,555	3,315
Less: tax benefit	(346)	(384)	(917)	(885)
Share-based compensation amounts included in net income	$996	$1,055	$2,638	$2,430

Non-employee Directors
Shares granted to non-employee directors are issued in advance of the directors’ service periods and are fully vested as of the grant date. We record a deferred expense equal to the fair value of the shares issued and amortize the expense equally over a service period of one year. In May 2022, after the most recent election of directors, each of our non-employee directors received an annual retainer of 652 shares of common stock under the SICP for service as a director through the 2023 Annual Meeting of Stockholders; accordingly, 6,520 shares, with a weighted average fair value of $130.36 per share, were issued and vested in 2022.
At June 30, 2022, there was approximately $0.7 million of unrecognized compensation expense related to shares granted to non-employee directors. This expense will be recognized over the remaining service period ending in May of 2023.

In July, 2022, we announced the appointment of two new non-employee directors to our current Board. These newly appointed directors will be granted share-based awards through the SICP that will be pro-rated in accordance with the beginning of their service period. The associated expense will be recognized in the same manner utilized for our current non-employee directors.
Key Employees
The table below presents the summary of the stock activity for awards to key employees for the six months ended June 30, 2022:

	Number of Shares	Weighted Average Fair Value
Outstanding—December 31, 2021	197,398	$94.15
Granted	66,942	$119.77
Vested	(60,850)	$90.60
Expired	557	$91.42
Outstanding—June 30, 2022	204,047	$102.91
During the six months ended June 30, 2022, we granted awards of 66,942 shares of common stock to key employees under the SICP, including awards granted in February 2022 and to key employees appointed in officer positions. The shares granted are multi-year awards that will vest no later than the three-year service period ending December 31, 2024. All of these stock awards are earned based upon the successful achievement of long-term financial results, which are comprised of market-based and performance-based conditions or targets. The fair value of each performance-based condition or target is equal to the market price of our common stock on the grant date of each award. For the market-based conditions, we used the Monte Carlo valuation to estimate the fair value of each market-based award granted.
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

At June 30, 2022, the aggregate intrinsic value of the SICP awards granted to key employees was approximately $26.4 million. At June 30, 2022, there was approximately $8.8 million of unrecognized compensation cost related to these awards, which will be recognized through 2024.
Stock Options
There were no stock options outstanding or issued during the six months ended June 30, 2022 and 2021.

13.    Derivative Instruments

We use derivative and non-derivative contracts to manage risks related to obtaining adequate supplies and the price fluctuations of natural gas, electricity and propane and to mitigate interest rate risk. Our natural gas, electric and propane distribution operations have entered into agreements with suppliers to purchase natural gas, electricity and propane for resale to our customers. Our natural gas gathering and transmission company has entered into contracts with producers to secure natural gas to meet its obligations. Purchases under these contracts typically either do not meet the definition of derivatives or are considered “normal purchases and normal sales” and are accounted for on an accrual basis. Our propane distribution operations may also enter into fair value hedges of their inventory or cash flow hedges of their future purchase commitments in order to mitigate the impact of wholesale price fluctuations. Occasionally, we may enter into interest rate swap agreements to mitigate risk associated with changes in short-term borrowing rates. As of June 30, 2022, our natural gas and electric distribution operations did not have any outstanding derivative contracts.

Volume of Derivative Activity

As of June 30, 2022, the volume of our commodity derivative contracts were as follows:

Business unit	Commodity	Contract Type	Quantity hedged (in millions)	Designation	Longest Expiration date of hedge
Sharp	Propane (gallons)	Purchases	16.0	Cash flows hedges	June 2024
Sharp	Propane (gallons)	Sales	3.8	Cash flows hedges	March 2023

Sharp entered into futures and swap agreements to mitigate the risk of fluctuations in wholesale propane index prices associated with the propane volumes that are expected to be purchased and/or sold during the heating season. Under the futures and swap agreements, Sharp will receive the difference between (i) the index prices (Mont Belvieu prices in June 2022 through June 2024) and (ii) the per gallon propane swap prices, to the extent the index prices exceed the contracted prices. If the index prices are lower than the contract prices, Sharp will pay the difference. We designated and accounted for the propane swaps as cash flows hedges. The change in the fair value of the swap agreements is recorded as unrealized gain (loss) in other comprehensive income (loss) and later recognized in the statement of income in the same period and in the same line item as the hedged transaction. We expect to reclassify approximately $3.8 million from accumulated other comprehensive income to earnings during the next 12-month period ended June 30, 2023.

Interest Rate Swap Activities

We manage interest rate risk by entering into derivative contracts to hedge the variability in cash flows attributable to changes in the short-term borrowing rates. In the fourth quarter of 2020, we entered into two $30.0 million interest rate swaps with a total notional amount of $60.0 million through September and December 2021 with pricing of 0.205 and 0.20 percent, respectively, for the period associated with our outstanding borrowing under the Revolver. In February 2021, we entered into an additional interest rate swap with a notional amount of $40.0 million through December 2021 with pricing of 0.17 percent. Our short-term borrowing is based on the 30-day LIBOR rate. The interest swaps were cash settled monthly as the counter-party pays us the 30-day LIBOR rate less the fixed rate. At December 31, 2021 all of our interest rate swaps had expired and we have not entered into any new derivative contracts associated with our outstanding short-term borrowings in 2022.

We designated and accounted for interest rate swaps as cash flows hedges. Accordingly, unrealized gains and losses associated with the interest rate swaps were recorded as a component of accumulated other comprehensive income (loss). When the interest rate swaps settled, the realized gain or loss was recorded in the income statement and recognized as a component of interest charges.

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

(in thousands)	Balance Sheet Location	June 30, 2022	December 31, 2021
Sharp	Other Accrued Liabilities	$4,418	$4,081

Financial Statements Presentation

The following tables present information about the fair value and related gains and losses of our derivative contracts. We did not have any derivative contracts with a credit-risk-related contingency. Fair values of the derivative contracts recorded in the consolidated balance sheets as of June 30, 2022 and December 31, 2021, are as follows:

	Derivative Assets
		Fair Value As Of
(in thousands)	Balance Sheet Location	June 30, 2022	December 31, 2021
Derivatives not designated as hedging instruments
Propane swap agreements	Derivative assets, at fair value	$—	$16
Derivatives designated as cash flow hedges
Propane swap agreements	Derivative assets, at fair value	6,772	7,060
Total Derivative Assets		$6,772	$7,076

	Derivative Liabilities
		Fair Value As Of
(in thousands)	Balance Sheet Location	June 30, 2022	December 31, 2021
Derivatives designated as cash flow hedges
Propane swap agreements	Derivative liabilities, at fair value	$427	$743

The effects of gains and losses from derivative instruments on the condensed consolidated financial statements are as follows:

		Amount of Gain (Loss) on Derivatives:
	Location of Gain	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	(Loss) on Derivatives	2022	2021	2022	2021
Derivatives not designated as hedging instruments
Propane swap agreements	Unregulated propane and natural gas costs	$—	$—	$56	$—
Derivatives designated as fair value hedges
Propane put options	Unregulated propane and natural gas costs	—	—	—	(24)
Derivatives designated as cash flow hedges
Propane swap agreements	Revenues	—	—	(826)	—
Propane swap agreements	Unregulated propane and natural gas costs	283	455	3,830	3,502
Propane swap agreements	Other comprehensive income (loss)	(686)	4,319	28	4,548
Interest rate swap agreements	Interest expense	—	22	—	26
Interest rate swap agreements	Other comprehensive income	—	8	—	5
Total		$(403)	$4,804	$3,088	$8,057

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

Financial Assets and Liabilities Measured at Fair Value
The following tables summarize our financial assets and liabilities that are measured at fair value on a recurring basis and the fair value measurements, by level, within the fair value hierarchy as of June 30, 2022 and December 31, 2021:

		Fair Value Measurements Using:
As of June 30, 2022	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Assets:
Investments—equity securities	$24	$24	$—	$—
Investments—guaranteed income fund	2,102	—	—	2,102
Investments—mutual funds and other	8,397	8,397	—	—
Total investments	10,523	8,421	—	2,102
Derivative assets	6,772	—	6,772	—
Total assets	$17,295	$8,421	$6,772	$2,102
Liabilities:
Derivative liabilities	$427	$—	$427	$—

		Fair Value Measurements Using:
As of December 31, 2021	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Assets:
Investments—equity securities	$26	$26	$—	$—
Investments—guaranteed income fund	2,036	—	—	2,036
Investments—mutual funds and other	10,033	10,033	—	—
Total investments	12,095	10,059	—	2,036
Derivative assets	7,076	—	7,076	—
Total assets	$19,171	$10,059	$7,076	$2,036
Liabilities:
Derivative liabilities	$743	$—	$743	$—
The following table sets forth the summary of the changes in the fair value of Level 3 investments for the six months ended June 30, 2022 and 2021:

	Six months ended June 30,
	2022	2021
(in thousands)
Beginning Balance	$2,036	$2,156
Purchases and adjustments	132	70
Transfers	—	—
Distribution	(83)	(51)
Investment income	17	16
Ending Balance	$2,102	$2,191

Investment income from the Level 3 investments is reflected in other expense, (net) in the condensed consolidated statements of income.
At June 30, 2022, there were no non-financial assets or liabilities required to be reported at fair value. We review our non-financial assets for impairment at least on an annual basis, as required.
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
At June 30, 2022, long-term debt, which includes current maturities but excludes debt issuance costs, had a carrying value of approximately $608.3 million, compared to the estimated fair value of $540.6 million. At December 31, 2021, long-term debt, which includes the current maturities but excludes debt issuance costs, had a carrying value of approximately $568.8 million, compared to a fair value of approximately $597.2 million. The fair value was calculated using a discounted cash flow methodology that incorporates a market interest rate based on published corporate borrowing rates for debt instruments with similar terms and average maturities, and with adjustments for duration, optionality, and risk profile. The valuation technique used to estimate the fair value of long-term debt would be considered a Level 3 measurement.

15.    Long-Term Debt
Our outstanding long-term debt is shown below:

	June 30,	December 31,
(in thousands)	2022	2021
Uncollateralized senior notes:
5.93% note, due October 31, 2023	$4,500	$6,000
5.68% note, due June 30, 2026	11,600	14,500
6.43% note, due May 2, 2028	4,200	4,900
3.73% note, due December 16, 2028	14,000	14,000
3.88% note, due May 15, 2029	35,000	40,000
3.25% note, due April 30, 2032	70,000	70,000
3.48% note, due May 31, 2038	50,000	50,000
3.58% note, due November 30, 2038	50,000	50,000
3.98% note, due August 20, 2039	100,000	100,000
2.98% note, due December 20, 2034	70,000	70,000
3.00% note, due July 15, 2035	50,000	50,000
2.96% note, due August 15, 2035	40,000	40,000
2.49% notes Due January 25, 2037	50,000	50,000
2.95% notes Due March 15, 2042	50,000	—
Equipment security note
2.46% note, due September 24, 2031	8,950	9,378
Less: debt issuance costs	(973)	(913)
Total long-term debt	607,277	567,865
Less: current maturities	(21,472)	(17,962)
Total long-term debt, net of current maturities	$585,805	$549,903

Note Purchase Agreement

On March 15, 2022 we issued 2.95 percent Senior Notes due March 15, 2042 to MetLife in the aggregate principal amount of $50 million. We used the proceeds received from the issuances of the Senior Notes to reduce short-term borrowings under the Revolver and to fund capital expenditures. These Senior Notes have similar covenants and default provisions as our other Senior Notes, and have an annual principal payment beginning in the eleventh year after the issuance.

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

Shelf Agreements
We have entered into Shelf Agreements with Prudential and MetLife, whom are under no obligation to purchase any unsecured debt. The following table summarizes our Shelf Agreements at June 30, 2022:

(in thousands)	Total Borrowing Capacity	Less: Amount of Debt Issued	Less: Unfunded Commitments	Remaining Borrowing Capacity
Shelf Agreement
Prudential Shelf Agreement (1)	$370,000	$(220,000)	$—	$150,000
MetLife Shelf Agreement (1)	150,000	(50,000)	—	100,000
Total Shelf Agreements as of June 30, 2022	$520,000	$(270,000)	$—	$250,000
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

16.    Short-Term Borrowings
We are authorized by our Board of Directors to borrow up to $400.0 million of short-term debt, as required. At June 30, 2022 and December 31, 2021, we had $137.0 million and $221.6 million, respectively, of short-term borrowings outstanding at a weighted average interest rate of 2.38 percent and 0.83 percent, respectively.
In August 2021, we amended and restated our Revolver into a multi-tranche facility totaling $400.0 million with multiple participating lenders. The two tranches of the Revolver consist of a $200.0 million 364-day short-term debt tranche and a $200.0 million five-year tranche, both of which have three (3) one-year extension options, which can be authorized by our Chief Financial Officer. We are eligible to establish the repayment term for individual borrowings under the five year tranche of the Revolver and to the extent that an individual loan under the Revolver exceeded 12 months, the outstanding balance would be classified as a component of long-term debt.
The availability of funds under the Revolver is subject to conditions specified in the credit agreement, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in the Revolver's loan documents. We are required by the financial covenants in the Revolver to maintain, at the end of each fiscal year, a funded indebtedness ratio of no greater than 65 percent. As of June 30, 2022, we are in compliance with this covenant.

The 364-day tranche of the Revolver expires in August 2022 and the five-year tranche expires in August 2026 both are available to fund for our short-term cash needs to meet seasonal working capital requirements and to temporarily fund portions of our capital expenditures. Borrowings under both tranches of the Revolver are subject to a pricing grid, including the commitment fee and the interest rate charged. Our pricing is adjusted each quarter based upon a total indebtedness to total capitalization ratio. As of June 30, 2022, the pricing under the 364-day tranche of the Revolver does not include an unused commitment fee and maintains an interest rate of 0.70 percent over LIBOR. As of June 30, 2022, the pricing under the five-year tranche of the Revolver included an unused commitment fee of 0.09 percent and an interest rate of 0.95 percent over LIBOR.

We are currently in discussions with the various lending institutions regarding the renewal of the 364-day tranche. At that time, the reference interest rate for the 364-day and five-year tranche will transition from LIBOR which is being retired by financial institutions to the Standard Overnight Financing Rate ("SOFR"). We do not expect this transition to have a material impact on our financial condition.

Our total available credit under the Revolver at June 30, 2022 was $257.7 million. As of June 30, 2022, we had issued $5.3 million in letters of credit to various counterparties under the syndicated Revolvers. These letters of credit are not included in the outstanding short-term borrowings and we do not anticipate that they will be drawn upon by the counterparties. The letters of credit reduce the available borrowings under our syndicated Revolver.

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

Some of our leases are subject to annual changes in the Consumer Price Index (“CPI”). While lease liabilities are not re-measured as a result of changes to the CPI, changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. A 100-basis-point increase in CPI would not have resulted in material additional annual lease costs. Most of our leases include options to renew, with renewal terms that can extend the lease term from one to 25 years or more. The exercise of lease renewal options is at our sole discretion. The amounts disclosed in our consolidated balance sheet at June 30, 2022, pertaining to the right-of-use assets and lease liabilities, are measured based on our current expectations of exercising our available renewal options. Our existing leases are not subject to any restrictions or covenants that would preclude our ability to pay dividends, obtain financing or enter into additional leases. As of June 30, 2022, we have not entered into any leases, which have not yet commenced, that would entitle us to significant rights or create additional obligations. The following table presents information related to our total lease cost included in our consolidated statements of income:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
( in thousands)	Classification	2022	2021	2022	2021
Operating lease cost (1)	Operations expense	$726	$515	$1,377	$1,038
(1) Includes short-term leases and variable lease costs, which are immaterial.

The following table presents the balance and classifications of our right of use assets and lease liabilities included in our condensed consolidated balance sheet at June 30, 2022 and December 31, 2021:

(in thousands)	Balance sheet classification	June 30, 2022	December 31, 2021
Assets
Operating lease assets	Operating lease right-of-use assets	$15,767	$10,139
Liabilities
Current
Operating lease liabilities	Other accrued liabilities	$2,501	$1,996
Noncurrent
Operating lease liabilities	Operating lease - liabilities	13,807	8,571
Total lease liabilities		$16,308	$10,567

The following table presents our weighted-average remaining lease terms and weighted-average discount rates for our operating and financing leases at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Weighted-average remaining lease term (in years)
Operating leases	8.32	8.10
Weighted-average discount rate
Operating leases	3.3%	3.6%

The following table presents additional information related to cash paid for amounts included in the measurement of lease liabilities included in our condensed consolidated statements of cash flows as of June 30, 2022 and 2021:

	Six Months Ended
	June 30,
(in thousands)	2022	2021
Operating cash flows from operating leases	$1,428	$936

The following table presents the future undiscounted maturities of our operating and financing leases at June 30, 2022 and for each of the next five years and thereafter:

(in thousands)	Operating Leases (1)
Remainder of 2022	$1,392
2023	2,844
2024	2,629
2025	2,260
2026	1,746
2027	1,501
Thereafter	5,994
Total lease payments	18,366
Less: Interest	(2,058)
Present value of lease liabilities	$16,308
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

The below tables reconcile Gross Margin as defined under GAAP to our non-GAAP measure of Adjusted Gross Margin for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30, 2022
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Operating Revenues	$92,193	$53,463	$(6,186)	$139,470
Cost of Sales:
Natural gas, propane and electric costs	(21,573)	(31,701)	6,158	(47,116)
Depreciation & amortization	(13,140)	(4,074)	(2)	(17,216)
Operations & maintenance expense (1)	(8,324)	(6,699)	(521)	(15,544)
Gross Margin (GAAP)	49,156	10,989	(551)	59,594
Operations & maintenance expense (1)	8,324	6,699	521	15,544
Depreciation & amortization	13,140	4,074	2	17,216
Adjusted Gross Margin (Non-GAAP)	$70,620	$21,762	$(28)	$92,354

	For the Three Months Ended June 30, 2021
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Operating Revenues	$80,910	$34,773	$(4,601)	$111,082
Cost of Sales:
Natural gas, propane and electric costs	(14,447)	(16,821)	4,567	(26,701)
Depreciation & amortization	(11,830)	(3,456)	(12)	(15,298)
Operations & maintenance expense (1)	(8,320)	(5,807)	67	(14,060)
Gross Margin (GAAP)	46,313	8,689	21	55,023
Operations & maintenance expense (1)	8,320	5,807	(67)	14,060
Depreciation & amortization	11,830	3,456	12	15,298
Adjusted Gross Margin (Non-GAAP)	$66,463	$17,952	$(34)	$84,381

	For the Six Months Ended June 30, 2022
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Operating Revenues	$220,084	$154,754	$(12,488)	$362,350
Cost of Sales:
Natural gas, propane and electric costs	(67,016)	(89,708)	12,427	(144,297)
Depreciation & amortization	(26,225)	(7,954)	(14)	(34,193)
Operations & maintenance expense (1)	(16,485)	(13,756)	(944)	(31,185)
Gross Margin (GAAP)	110,358	43,336	(1,019)	152,675
Operations & maintenance expense (1)	16,485	13,756	944	31,185
Depreciation & amortization	26,225	7,954	14	34,193
Adjusted Gross Margin (Non-GAAP)	$153,068	$65,046	$(61)	$218,053

	For the Six Months Ended June 30, 2021
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Operating Revenues	$202,107	$109,532	$(9,371)	$302,268
Cost of Sales:
Natural gas, propane and electric costs	(57,491)	(52,804)	9,298	(100,997)
Depreciation & amortization	(23,860)	(6,780)	(22)	(30,662)
Operations & maintenance expense (1)	(16,585)	(12,120)	292	(28,413)
Gross Margin (GAAP)	104,171	37,828	197	142,196
Operations & maintenance expense (1)	16,585	12,120	(292)	28,413
Depreciation & amortization	23,860	6,780	22	30,662
Adjusted Gross Margin (Non-GAAP)	$144,616	$56,728	$(73)	$201,271
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

2022 to 2021 Gross Margin (GAAP) Variance – Regulated Energy

Gross Margin (GAAP) for the Regulated Energy segment for the quarter ended June 30, 2022 was $49.2 million, an increase of $2.8 million, or 6.1 percent, compared to the same period in 2021. Higher gross margin reflects continued pipeline expansions by Eastern Shore, Peninsula Pipeline, and Aspire Energy Express through contributions from the new Guernsey pipeline, organic growth in the natural gas distribution businesses and operating results from the 2021 Escambia Meter acquisition. These increases were partially offset by higher depreciation and amortization related to recent capital investments.

Gross Margin (GAAP) for the Regulated Energy segment for the six months ended June 30, 2022 was $110.4 million, an increase of $6.2 million, or 5.9 percent, compared to the same period in 2021. Higher gross margin reflects continued pipeline expansions by Eastern Shore, Peninsula Pipeline, and Aspire Energy Express through contributions from the new Guernsey pipeline, organic growth in the natural gas distribution businesses and operating results from the 2021 Escambia Meter acquisition. These increases were partially offset by higher depreciation and amortization related to recent capital investments as well as, increased payroll, benefits and other employee related costs.

2022 to 2021 Gross Margin (GAAP) Variance – Unregulated Energy

Gross Margin (GAAP) for the Unregulated Energy segment for the quarter ended June 30, 2022 was $11.0 million, an increase of $2.3 million, or 26.5 percent, compared to the same period in 2021. Higher gross margin is a result of increased propane margins per gallon and service fees, along with improved performance in our other unregulated businesses. These increases were partially offset by higher depreciation, amortization and property taxes related to recent capital investments and acquisitions and higher vehicle expenses primarily driven by increased fuel costs.

Gross Margin (GAAP) for the Unregulated Energy segment for the six months ended June 30, 2022 was $43.3 million, an increase of $5.5 million, or 14.6 percent, compared to the same period in 2021. Higher gross margin is a result of contributions from the propane acquisition of Diversified Energy completed in 2021, increased propane margins per gallon and service fees, along with increased demand for CNG services and higher rates for Aspire Energy. These increases were partially offset by higher depreciation, amortization and property taxes related to recent capital investments and acquisitions, increased payroll, benefits and employee related costs and higher vehicle expenses primarily driven by increased fuel costs.

Results of Operations for the Three and Six Months Ended June 30, 2022
Overview

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

As of June 30, 2022, these restrictions have predominantly been lifted as vaccines have become widely available in the United States. Previously existing states of emergency in all of our service territories expired during the second and third quarters of 2021, eliminating a majority of restrictions initially implemented to slow the spread of the virus. The expiration of the states of emergency along with the settlement of our limited proceeding in Florida, has concluded our ability to defer incremental pandemic related costs for consideration through the applicable regulatory process. We have adjusted our operating practices accordingly to ensure the safety of our operations and will take the necessary actions to comply with the CDC, and the Occupational Safety and Health Administration, as new developments occur.

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

Some of our most recent ESG advancements include the following:

Environmental:
•We were joined by the Governor of the state of Maryland to celebrate the public-private partnership resulting from the extension of natural gas transmission and distribution pipeline into Somerset County, MD, enabling conversion for two state-funded entities to natural gas, improving their facilities’ environmental profile.
•In our Florida operating area, we participated in an event that showcases model homes filled with the latest designs and technologies for energy conservation.

Social:
•We announced Sharon Grant's appointment as our new assistant vice president and diversity officer; Ms. Grant will have direct oversight responsibilities for our equity, diversity, and inclusion (EDI) strategy and will collaborate across the organization with the teams responsible for the enterprise-wide environmental, social, and governance plan.
•We participated in events and made donations to organizations and fundraising initiatives within our local communities through our Employee Resource Groups and company community giving programs.

Governance:

•In July 2022, we announced the appointment of Stephanie N. Gary and Sheree M. Petrone to serve as members of our Board of Directors as part of an ongoing succession planning strategy. that is aligned with our EDI commitments.
•We recently joined governance leaders as a member of the Advisory Board for the John L. Weinberg Center for Corporate Governance.
•We were recognized for the Best Corporate Governance in the U.S. for 2022 by World Finance magazine.

Earlier this year, we established our Environmental Sustainability Office ("ESO") and ESG Committee ("ESGC"). The ESO was established to identify and manage emission-reducing projects both internally, as well as those that support our customers’ sustainability goals. The ESGC was established to bring together a cross-functional team of leaders across the organization to identify, assess, execute and advance the Company’s strategic ESG initiatives.

Operational Highlights

Our net income for the three months ended June 30, 2022 was $17.1 million, or $0.96 per share, compared to $13.8 million, or $0.78 per share, for the same quarter of 2021. Operating income for the three months ended June 30, 2022 increased by $3.9 million, or 17.2 percent, over the same period in 2021. Higher performance in the second quarter of 2022 was generated primarily from continued pipeline expansion projects, increased propane margins per gallon and fees, incremental contributions associated with regulated infrastructure programs, organic growth in our natural gas distribution businesses, increased customer consumption, and improved performance in our other unregulated businesses. We recorded higher depreciation, amortization and property taxes related to recent capital investments and higher operating expenses associated primarily with growth initiatives. We closely managed our operating expense increases, given anticipated future interest and other inflationary expense increases.

	Three Months Ended
	June 30,		Increase
	2022	2021	(decrease)
(in thousands except per share)
Adjusted Gross Margin
Regulated Energy segment	$70,620	$66,463	$4,157
Unregulated Energy segment	21,762	17,952	3,810
Other businesses and eliminations	(28)	(34)	6
Total Adjusted Gross Margin	$92,354	$84,381	$7,973

Operating Income
Regulated Energy segment	$25,841	$22,760	$3,081
Unregulated Energy segment	560	(465)	1,025
Other businesses and eliminations	68	283	(215)
Total Operating Income	26,469	22,578	3,891
Other income, net	2,584	1,453	1,131
Interest charges	5,825	5,054	771
Income from Before Income Taxes	23,228	18,977	4,251
Income Taxes	6,177	5,164	1,013
Net Income	$17,051	$13,813	$3,238

Basic Earnings Per Share of Common Stock	$0.96	$0.79	$0.17
Diluted Earnings Per Share of Common Stock	$0.96	$0.78	$0.18

Key variances between the second quarter of 2022 and the second quarter of 2021, included:

(in thousands, except per share data)	Pre-tax Income	Net Income	Earnings Per Share
Second Quarter of 2021 Reported Results	$18,977	$13,813	$0.78

Adjusting for Unusual Items:
Gain from sales of assets	1,902	1,396	0.08
	1,902	1,396	0.08

Increased (Decreased) Adjusted Gross Margins:
Contributions from acquisitions*	1,657	1,216	0.07
Natural gas transmission service expansions*	1,291	948	0.05
Increased propane margins and fees	1,104	810	0.05
Contributions from regulated infrastructure programs *	1,080	793	0.04
Natural gas growth (excluding service expansions)	938	689	0.04
Increased customer consumption - Inclusive of weather	773	567	0.03
Increased margins related to demand for Marlin Gas Services*	547	402	0.02
Higher operating results from Aspire Energy	203	149	0.01
	7,593	5,574	0.31

(Increased) Decreased Operating Expenses (Excluding Natural Gas, Propane, and Electric Costs):
Operating expenses from recent acquisitions	(2,258)	(1,657)	(0.09)
Depreciation, amortization and property taxes	(1,899)	(1,394)	(0.08)
Vehicle expenses	(407)	(299)	(0.02)
Customer service related costs	(200)	(147)	(0.01)
Facilities expenses, maintenance costs and outside services	559	410	0.02
Payroll, benefits and other employee-related expenses	343	252	0.01
	(3,862)	(2,835)	(0.17)

Interest charges	(771)	(566)	(0.03)
Net other changes	(611)	(331)	(0.01)
	(1,382)	(897)	(0.04)
Second Quarter of 2022 Reported Results	$23,228	$17,051	$0.96
*See the Major Projects and Initiatives table.

Our net income for the six months ended June 30, 2022 was $54.0 million, or $3.04 per share, compared to $48.3 million, or $2.75 per share, for the same period of 2021. Operating income for the six months ended June 30, 2022 increased by $7.2 million, or 9.7 percent, over the same period in 2021. Higher performance in the first six months of 2022 was generated from propane and natural gas acquisitions completed in 2021, continued pipeline expansion projects, organic growth in our natural gas distribution businesses, incremental contributions associated with regulated infrastructure programs, increased propane margins per gallon and fees and improved performance in our other unregulated businesses. We recorded higher depreciation, amortization and property taxes related to recent capital investments and operating expenses associated primarily with growth initiatives, as well as increased vehicle expenses due to higher fuel costs.

	Six Months Ended
	June 30,		Increase
	2022	2021	(decrease)
(in thousands except per share)
Adjusted Gross Margin
Regulated Energy segment	$153,068	$144,616	$8,452
Unregulated Energy segment	65,046	56,728	8,318
Other businesses and eliminations	(61)	(73)	12
Total Adjusted Gross Margin	$218,053	$201,271	$16,782

Operating Income
Regulated Energy segment	$60,539	$55,466	$5,073
Unregulated Energy segment	20,613	18,575	2,038
Other businesses and eliminations	182	134	48
Total Operating Income	81,334	74,175	7,159
Other income, net	3,498	1,828	1,670
Interest charges	11,164	10,159	1,005
Income from Before Income Taxes	73,668	65,844	7,824
Income Taxes	19,683	17,565	2,118
Net Income	$53,985	$48,279	$5,706

Basic Earnings Per Share of Common Stock	$3.05	$2.76	$0.29
Diluted Earnings Per Share of Common Stock	$3.04	$2.75	$0.29

Key variances between the six months ended June 30, 2022 and the six months ended June 30, 2021, included:

(in thousands, except per share data)	Pre-tax Income	Net Income	Earnings Per Share
Six Months Ended June 30, 2021 Reported Results	$65,844	$48,279	$2.75

Adjusting for Unusual Items:
Gain from sales of assets	1,902	1,394	0.08
	1,902	1,394	0.08

Increased (Decreased) Adjusted Gross Margins:
Contributions from acquisitions*	5,882	4,312	0.24
Natural gas transmission service expansions*	2,518	1,846	0.10
Natural gas growth (excluding service expansions)	2,132	1,563	0.09
Contributions from regulated infrastructure programs *	2,004	1,469	0.08
Increased propane margins and fees	1,823	1,336	0.08
Higher operating results from Aspire Energy	1,131	829	0.05
Increased margins related to demand for Marlin Gas Services*	612	448	0.03
Increased customer consumption - Inclusive of weather	337	247	0.01
	16,439	12,050	0.68

(Increased) Decreased Operating Expenses (Excluding Natural Gas, Propane, and Electric Costs):
Operating expenses from recent acquisitions	(4,708)	(3,451)	(0.19)
Depreciation, amortization and property tax costs	(3,436)	(2,519)	(0.14)
Vehicle expenses	(662)	(485)	(0.03)
Payroll, benefits and other employee-related expenses	(503)	(369)	(0.02)
Facilities expenses, maintenance costs and outside services	615	451	0.03
	(8,694)	(6,373)	(0.35)

Interest charges	(1,004)	(736)	(0.04)
Net other changes	(819)	(629)	(0.05)
Change in shares outstanding due to 2021 and 2022 equity offerings	—	—	(0.03)
	(1,823)	(1,365)	(0.12)
Six Months Ended June 30, 2022 Reported Results	$73,668	$53,985	$3.04
*See the Major Projects and Initiatives table.

Summary of Key Factors
Recently Completed and Ongoing Major Projects and Initiatives
We constantly pursue and develop additional projects and initiatives to serve existing and new customers, and to further grow our businesses and earnings, with the intention to increase shareholder value. The following table includes the major projects/initiatives recently completed and currently underway. Major projects and initiatives that have generated consistent year-over-year adjusted gross margin contributions are removed from the table. In the future, we will add new projects and initiatives to this table once negotiations are substantially completed and the associated earnings can be estimated.

	Adjusted Gross Margin
	Three Months Ended		Six Months Ended		Year Ended	Estimate for
	June 30,		June 30,		December 31,	Fiscal
in thousands	2022	2021	2022	2021	2021	2022	2023
Pipeline Expansions:
Western Palm Beach County, Florida Expansion (1)	$1,307	$1,172	$2,615	$2,340	$4,729	$5,227	$5,227
Del-Mar Energy Pathway (1) (2)	1,728	921	3,450	1,805	4,584	6,980	6,980
Guernsey Power Station	368	47	631	94	187	1,380	1,486
Southern Expansion	—	—	—	—	—	—	586
Winter Haven Expansion	28	—	61	—	—	401	976
Beachside Pipeline Expansion	—	—	—	—	—	—	1,825
North Ocean City Connector	—	—	—	—	—	—	400
St. Cloud / Twin Lakes Expansion	—	—	—	—	—	—	584
Total Pipeline Expansions	3,431	2,140	6,757	4,239	9,500	13,988	18,064

CNG/RNG/LNG Transportation and Infrastructure	2,427	1,708	4,660	3,785	7,566	9,500	10,500

Acquisitions:
Propane Acquisitions	1,491	—	5,466	—	603	11,300	12,000
Escambia Meter Station	249	83	499	83	583	1,000	1,000
Total Acquisitions	1,740	83	5,965	83	1,186	12,300	13,000

Regulatory Initiatives:
Florida GRIP	4,950	4,181	9,802	8,236	16,995	18,797	19,475
Capital Cost Surcharge Programs	497	120	1,014	257	1,199	2,018	1,936
Elkton Gas STRIDE Plan	66	—	140	—	26	241	354
Florida Rate Case Proceeding(3)	—	—	—	—	—	TBD	TBD
Total Regulatory Initiatives	5,513	4,301	10,956	8,493	18,220	21,056	21,765

Total	$13,111	$8,232	$28,338	$16,600	$36,472	$56,844	$63,329

(1) Includes adjusted gross margin generated from interim services.
(2) Includes adjusted gross margin from natural gas distribution services.
(3) Subject to approval from the Florida PSC.

Detailed Discussion of Major Projects and Initiatives

Pipeline Expansions

West Palm Beach County, Florida Expansion
Peninsula Pipeline has constructed four transmission lines to bring additional natural gas to our distribution system in West Palm Beach, Florida. The first phase of this project was placed into service in December 2018 with multiple phases placed into service leading up to the project's final completion in the fourth quarter of 2021. The project generated incremental adjusted gross margin for the three and six months ended June 30, 2022 of $0.1 million and $0.3 million, respectively, compared to 2021. We estimate that the project will generate annual adjusted gross margin of $5.2 million in 2022 and beyond.

Del-Mar Energy Pathway
In December 2019, the FERC issued an order approving the construction of the Del-Mar Energy Pathway project. The project was placed into service in the fourth quarter of 2021. The new facilities: (i) include an additional 14,300 Dts/d of firm service to four customers, (ii) provide additional natural gas transmission pipeline infrastructure in eastern Sussex County, Delaware, and (iii) represent the first extension of Eastern Shore’s pipeline system into Somerset County, Maryland. Including interim services in advance of completion, the project generated additional adjusted gross margin for the three and six months ended June 30, 2022 of $0.8 million and $1.6 million, respectively. The estimated annual adjusted gross margin from this project, including natural gas distribution service in Somerset County, Maryland, is approximately $7.0 million in 2022 and beyond.

Guernsey Power Station
Guernsey Power Station and the Company's affiliate, Aspire Energy Express, entered into a precedent agreement for firm transportation capacity whereby Guernsey Power Station will construct a power generation facility and Aspire Energy Express will provide firm natural gas transportation service to this facility. Guernsey Power Station commenced construction of the project in October 2019. Aspire Energy Express completed construction of the gas transmission facilities in the fourth quarter of 2021. This project added $0.3 million and $0.5 million of adjusted gross margin for the three and six months ended June 30, 2022, respectively, and is expected to produce adjusted gross margin of approximately $1.4 million in 2022 and $1.5 million in 2023 and beyond.

Southern Expansion
Pending FERC authorization, Eastern Shore plans to install a new natural gas driven compressor skid unit at its existing Bridgeville, Delaware compressor station that will provide 7,300 Dts of incremental firm transportation pipeline capacity. The project is currently estimated to go into service in the fourth quarter of 2023. Eastern Shore expects the Southern Expansion project to generate annual adjusted gross margin of $0.6 million in 2023 and annual adjusted gross margin of $2.3 million in 2024 and thereafter.

Winter Haven Expansion
In May 2021, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with CFG for an incremental 6,800 Dts/d of firm service in the Winter Haven, Florida area. As part of this agreement, Peninsula Pipeline will construct a new interconnect with FGT and a new regulator station for CFG. The additional firm service will be used to support new incremental load due to growth in the area, including providing service, most immediately, to a new can manufacturing facility, as well as reliability and operational benefits to CFG’s existing distribution system in the area. In connection with Peninsula Pipeline’s new regulator station, CFG is also extending its distribution system to connect to the new station. We expect this expansion to be in service in the third quarter of 2022 and expect to generate adjusted gross margin of $0.4 million in 2022 once complete and $1.0 million in 2023 and thereafter.

Beachside Pipeline Expansion
In June 2021, Peninsula Pipeline and Florida City Gas entered into a Transportation Service Agreement for an incremental 10,176 Dts/d of firm service in Indian River County, Florida, to support Florida City Gas’ growth along the Indian River's barrier island. As part of this agreement, Peninsula Pipeline will construct approximately 11.3 miles of pipeline from its existing pipeline in the Sebastian, Florida, area east under the Intercoastal Waterway and southward on the barrier island. Construction is underway and is expected to be complete in the second quarter of 2023. We expect this extension to generate additional annual adjusted gross margin of $1.8 million in 2023 and $2.5 million thereafter.

North Ocean City Connector
During the second quarter, we began construction of an extension of service into North Ocean City, Maryland. Our Delaware natural gas division and Sandpiper plan to install approximately 5.7 miles of pipeline across southern Sussex County, Delaware to Fenwick Island, Delaware and Worcester County, Maryland. The project will produce additional capacity to serve new customers and reinforce our existing system in Ocean City, Maryland. We expect this expansion to generate additional annual adjusted gross margin of $0.4 million in 2023 and beyond, with additional margin opportunities from incremental growth.

St.Cloud / Twin Lakes Expansion
In July 2022, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with FPU for an additional 2,400 Dt/day of firm service in the St. Cloud, Florida area. As part of this agreement, Peninsula Pipeline will construct a pipeline extension and regulator station for FPU. The extension will be used to support new incremental load due to growth in the area, including providing service, most immediately, to the residential development Twin Lakes. The expansion will also improve reliability and operational benefits to FPU’s existing distribution system in the area, supporting future growth in the area. We expect this expansion to be in service in the first quarter of 2023 and generate adjusted gross margin of $0.6 million in 2023 and thereafter.

CNG/RNG/LNG Transportation and Infrastructure

We have made a commitment to meet customer demand for CNG, RNG and LNG in the markets we serve. This has included making investments within Marlin Gas Services to be able to transport these products through its virtual pipeline fleet to customers.To date, we have also made an infrastructure investment in Ohio, enabling RNG to fuel a third party landfill fleet and to transport RNG to end use customers off our pipeline system. Similarly, we announced in March 2022, the opening of a high-capacity CNG truck and tube trailer fueling station in Port Wentworth, Georgia. As one of the largest public access CNG stations on the East Coast, it will offer a RNG option to customers in the near future. We constructed the station in partnership with Atlanta Gas Light, a subsidiary of Southern Company Gas. In 2020, Atlanta Gas Light announced that Chesapeake Utilities would be constructing, maintaining the station and ensuring access to CNG and RNG for the many customers expected to fuel at the station.

We are also involved in various other projects, all at various stages and all with different opportunities to participate across the energy value chain. In many of these projects, Marlin will play a key role in ensuring the RNG is transported to one of our many pipeline systems where it will be injected. Accordingly, given the overlapping role of Marlin in many of these projects, we have combined our transportation services and infrastructure adjusted gross margin discussion into one section.

For the three and six months ended June 30, 2022, the Company generated $0.7 million and $0.9 million in additional adjusted gross margin associated with the transportation of CNG and RNG by Marlin’s virtual pipeline and Aspire Energy’s Noble Road RNG pipeline. The Company estimates annual adjusted gross margin of approximately $9.5 million in 2022, and $10.5 million in 2023 for these transportation related services, with potential for additional growth in future years.

Discussed below are some of the recently completed projects as well as a sample of the growth projects in which we are currently involved. As new projects are solidified, we will provide additional detail on those projects at that time.

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

Acquisitions

Propane Acquisitions
On December 15, 2021, Sharp Energy acquired the propane operating assets of Diversified Energy for approximately $37.5 million net of cash acquired. There are multiple strategic benefits to this acquisition including it: (i) expanded the Company's propane territory into North Carolina and South Carolina while also expanding our existing footprint in Pennsylvania and Virginia, and (ii) included an established customer base with opportunities for future growth. Through this acquisition, the Company added approximately 19,000 residential, commercial and agricultural customers, along with distribution of approximately 10.0 million gallons of propane annually.

On June 13, 2022, Sharp acquired the propane operating assets of Davenport Energy's Siler City propane division for approximately $2.0 million. Through this acquisition, the Company expands its operating footprint further into North Carolina, where customers will be served by Sharp Energy’s Diversified Energy division. The acquisition adds approximately 850 customers and distribution of approximately 406,000 gallons of propane annually to Sharp Energy’s territory.

For the three and six months ended June 30, 2022, these acquisitions contributed $1.5 million and $5.5 million, respectively, in adjusted gross margin and are expected to generate $11.3 million of additional adjusted gross margin in 2022 and $12.0 million in 2023.

Escambia Meter Station
In June 2021, Peninsula Pipeline purchased the Escambia Meter Station from Florida Power and Light and entered into a Transportation Service Agreement with Gulf Power Company to provide up to 530,000 Dts/d of firm service from an interconnect with FGT to Florida Power & Light’s Crist Lateral pipeline. The Florida Power & Light Crist Lateral provides gas supply to their natural gas fired power plant owned by Florida Power & Light in Pensacola, Florida. The Company generated $0.2 million and $0.4 million, respectively, in additional adjusted gross margin for the three and six months ended June 30, 2022 and estimates that this acquisition will generate adjusted gross margin of approximately $1.0 million in 2022 and beyond.

Regulatory Initiatives

Florida GRIP
Florida GRIP is a natural gas pipe replacement program approved by the Florida PSC that allows automatic recovery, through rates, of costs associated with the replacement of mains and services. Since the program's inception in August 2012, the Company has invested $198.7 million of capital expenditures to replace 351 miles of qualifying distribution mains, including $9.2 million of new pipes during the first six month of 2022. GRIP generated additional gross margin of $0.8 million and $1.6 million, respectively, for the three and six months ended June 30, 2022 compared to 2021. We are currently projecting to complete this program in 2022 and expect to generate adjusted gross margin of $18.8 million and $19.5 million in 2022 and 2023, respectively. The adjusted gross margin on GRIP investments will continue to be generated as we have included the investments, and the associated expenses, in the base rate proceeding that was filed in May 2022.

Capital Cost Surcharge Programs
In December 2019, the FERC approved Eastern Shore’s capital cost surcharge to become effective January 1, 2020. The surcharge, an approved item in the settlement of Eastern Shore’s last general rate case, allows Eastern Shore to recover capital costs associated with mandated highway or railroad relocation projects that required the replacement of existing Eastern Shore facilities. For the three and six months ended June 30, 2022, there was $0.4 million and $0.8 million, respectively, of adjusted gross margin generated pursuant to the program. Eastern Shore expects to produce adjusted gross margin of approximately $2.0 million in 2022 and $1.9 million in 2023 from relocation projects, which is ultimately dependent upon the timing of filings and the completion of construction.

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

COVID-19 Regulatory Proceeding
In October 2020, the Florida PSC approved a joint petition of our natural gas and electric distribution utilities in Florida to establish a regulatory asset to record incremental expenses incurred due to COVID-19. The regulatory asset allows us to seek recovery of these costs in the next base rate proceedings. In November 2020, the Office of Public Counsel filed a protest to the order approving the establishment of this regulatory asset treatment. The Company’s Florida regulated business units reached a settlement with the Florida OPC in June 2021. The settlement allowed the business units to establish a regulatory asset of $2.1 million. This amount includes COVID-19 related incremental expenses for bad debt write-offs, personnel protective equipment, cleaning and business information services for remote work. Our Florida regulated business units are amortizing the amount over two years effective January 1, 2022 and recover the regulatory asset through the Purchased Gas Adjustment and Swing Service mechanisms for the natural gas business units and through the Fuel Purchased Power Cost Recovery clause for the electric division. This results in annual additional adjusted gross margin of $1.0 million that will be offset by a corresponding amortization of regulatory asset expense for both 2022 and 2023.

Florida Natural Gas Base Rate Proceeding
In May 2022, our natural gas distribution businesses in Florida, FPU, FPU-Indiantown division, FPU-Fort Meade division and Chesapeake Utilities CFG division (collectively, “Florida natural gas distribution businesses”) filed a consolidated natural gas rate case with the Florida PSC. In connection with the application, the Company is seeking approval of the following: (i) interim rate relief of approximately $7.2 million on an annualized basis, subject to refund, pending the outcome of the rate case proceeding; (ii) a permanent rate relief of approximately $24.1 million, effective January 1, 2023, (iii) a depreciation study also submitted with filing; (iv) authorization to make certain changes to tariffs to include the consolidation of rates and rate structure across the businesses and to unify the Florida natural gas distribution businesses under FPU; (v) authorization to retain acquisition adjustment in the revenue requirement; and (vi) authorization to establish an environmental remediation surcharge for the purposes of addressing future expected remediation costs for manufactured gas plant sites. In August 2022, interim rates were approved by the Florida PSC in the amount of approximately $7.7 million on an annualized basis, effective for all meter readings in September 2022. The interim rates are subject to refund pending the final outcome of the rate case proceeding. The discovery process has commenced and hearing for the proceeding has been scheduled for October 2022. The outcome of the application is subject to review and approval by the Florida PSC.

Storm Protection Plan
In 2020, the Florida PSC implemented the SPP and SPPCR rules, which require electric utilities to petition the Florida PSC for approval of a Transmission and Distribution Storm Protection Plan that covers the utility’s immediate 10-year planning period with updates to the plan at least every 3 years. The SPPCR rules allow the utility to file for recovery of associated costs related to its SPP. The Company’s SPP plan was filed in April 2022, with hearings scheduled for early August 2022. The SPPCRC was filed in May 2022 with requested rates effective January 1, 2023. The SPPCRC hearing is scheduled for November 2022.

Other major factors influencing adjusted gross margin
Weather Impact
Weather was not a significant factor during the second quarter and the first half of 2022. The following table summarizes HDD and CDD variances from the 10-year average HDD/CDD ("Normal") for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021	Variance	2022	2021	Variance
Delmarva Peninsula
Actual HDD	394	400	(6)	2,575	2,586	(11)
10-Year Average HDD ("Normal")	412	396	16	2,667	2,676	(9)
Variance from Normal	(18)	4		(92)	(90)
Florida
Actual HDD	37	69	(32)	534	572	(38)
10-Year Average HDD ("Normal")	45	43	2	542	549	(7)
Variance from Normal	(8)	26		(8)	23
Ohio
Actual HDD	604	676	(72)	3,530	3,448	82
10-Year Average HDD ("Normal")	630	623	7	3,542	3,582	(40)
Variance from Normal	(26)	53		(12)	(134)
Florida
Actual CDD	988	826	162	1,183	1,010	173
10-Year Average CDD ("Normal")	945	966	(21)	1,142	1,161	(19)
Variance from Normal	43	(140)		41	(151)

Natural Gas Distribution Adjusted Gross Margin Growth
Customer growth for our natural gas distribution operations, as a result of the addition of new customers and the conversion of customers from alternative fuel sources to natural gas service, generated $0.9 million and $2.1 million of additional adjusted gross margin for the three and six months ended June 30, 2022. The average number of residential customers served on the

Delmarva Peninsula increased by 5.7 percent and 5.5 percent for the three and six months ended June 30, 2022, while Florida customers increased by 4.1 percent for both the three and six month periods. A larger percentage of the adjusted gross margin growth was generated from residential growth given the expansion of natural gas into new housing communities and conversions to natural gas as our distribution infrastructure continues to build out. We anticipate continued customer growth, as new communities continue to build out due to population growth and additional infrastructure is added to support the growth. The details for the three and six months ended June 30, 2022 are provided in the following table:

	Three Months Ended		Six Months Ended
	June 30, 2022		June 30, 2022
(in thousands)	Delmarva Peninsula	Florida	Delmarva Peninsula	Florida
Customer Growth:
Residential	$552	$223	$1,256	$494
Commercial and industrial	68	95	159	223
Total Customer Growth	$620	$318	$1,415	$717

Regulated Energy Segment

For the quarter ended June 30, 2022, compared to the quarter ended June 30, 2021:

	Three Months Ended
	June 30,		Increase
	2022	2021	(decrease)
(in thousands)
Revenue	$92,193	$80,910	$11,283
Regulated natural gas and electric costs	21,573	14,447	7,126
Adjusted gross margin (1)	70,620	66,463	4,157
Operations & maintenance	26,489	26,930	(441)
Depreciation & amortization	13,140	11,830	1,310
Other taxes	5,150	4,943	207
Total operating expenses	44,779	43,703	1,076
Operating income	$25,841	$22,760	$3,081
(1) Adjusted Gross Margin is a non-GAAP measure utilized by Management to review business unit performance. For a more detailed discussion on the differences between Gross Margin (GAAP) and Adjusted Gross Margin, see the Reconciliation of GAAP to Non-GAAP Measures presented above.

Operating income for the Regulated Energy segment for the second quarter of 2022 was $25.8 million, an increase of $3.1 million, or 13.5 percent, over the same period in 2021. Higher operating income reflects continued pipeline expansions by Eastern Shore, Peninsula Pipeline and Aspire Energy Express, incremental contributions from regulated infrastructure programs, organic growth in our natural gas distribution businesses, increased customer consumption, and operating results from the Escambia Meter Station acquisition completed in 2021. Operating expenses increased by $1.1 million compared to the prior year quarter due to higher depreciation, amortization and property taxes and increased vehicle expense resulting from higher fuel costs. The increase was partially offset by reductions in various areas including facilities, maintenance and outside services costs, as well as a lower level of payroll and benefits expenses.

Items contributing to the quarter-over-quarter increase in adjusted gross margin are listed in the following table:

(in thousands)
Natural gas transmission service expansions	$1,291
Contributions from regulated infrastructure programs	1,080
Natural gas growth (excluding service expansions)	938
Changes in customer consumption	636
Escambia Meter Station acquisition	166
Other variances	46
Quarter-over-quarter increase in adjusted gross margin	$4,157
The following narrative discussion provides further detail and analysis of the significant items in the foregoing table.

Natural Gas Transmission Service Expansions
We generated increased adjusted gross margin of $1.3 million for the three months ended June 30, 2022 from natural gas transmission service expansions including, Peninsula Pipeline's Western Palm Beach County project, Eastern Shore's Del-Mar Energy Pathway project and the Guernsey pipeline expansion.

Contributions from Regulated Infrastructure Programs
Contributions from regulated infrastructure programs generated incremental adjusted gross margin of $1.1 million in the second quarter of 2022. The increase in adjusted gross margin was primarily related to continued investment in the Florida GRIP, Eastern Shore's capital surcharge program and the Elkton Gas STRIDE Plan. Refer to Note 5, Rates and Other Regulatory Activities, in the condensed consolidated financial statements for additional information.

Natural Gas Distribution Customer Growth
We generated additional adjusted gross margin of $0.9 million from natural gas customer growth. Adjusted gross margin increased by $0.3 million in Florida and $0.6 million on the Delmarva Peninsula for the three months ended June 30, 2022, as compared to the same period in 2021, due primarily to residential customer growth of 4.1 percent and 5.7 percent in Florida and on the Delmarva Peninsula, respectively.
Changes in Customer Consumption
Increased customer consumption contributed additional adjusted gross margin of $0.6 million in the second quarter of 2022.

Acquisitions
Adjusted gross margin increased by $0.2 million due to the acquisition of the Escambia Meter Station which was consummated in June 2021.

Operating Expenses
Items contributing to the quarter-over-quarter increase in operating expenses are listed in the following table:

(in thousands)
Depreciation, amortization and property taxes	$1,643
Vehicle expenses	207
Facilities maintenance costs and outside services	(635)
Payroll, benefits and other employee related costs	(506)
Other variances	367
Quarter-over-quarter increase in operating expenses	$1,076

For the six months ended June 30, 2022, compared to the six months ended June 30, 2021:

	Six Months Ended
	June 30,		Increase
	2022	2021	(decrease)
(in thousands)
Revenue	$220,084	$202,107	$17,977
Regulated natural gas and electric costs	67,016	57,491	9,525
Adjusted gross margin (1)	153,068	144,616	8,452
Operations & maintenance	55,621	55,093	528
Depreciation & amortization	26,225	23,860	2,365
Other taxes	10,683	10,197	486
Total operating expenses	92,529	89,150	3,379
Operating income	$60,539	$55,466	$5,073
(1) Adjusted Gross Margin is a non-GAAP measure utilized by Management to review business unit performance. For a more detailed discussion on the differences between Gross Margin (GAAP) and Adjusted Gross Margin, see the Reconciliation of GAAP to Non-GAAP Measures presented above.

Operating income for the Regulated Energy segment for the six months ended June 30, 2022 was $60.5 million, an increase of $5.1 million, or 9.1 percent, over the same period in 2021. Higher operating income reflects continued pipeline expansions by Eastern Shore, Peninsula Pipeline and Aspire Energy Express, organic growth in our natural gas distribution businesses, incremental contributions from regulated infrastructure programs, increased customer consumption, and operating results from the Escambia Meter Station acquisition completed in 2021. Operating expenses increased by $3.4 million compared to the prior year due to higher depreciation, amortization and property taxes, payroll, benefits and other employee related expenses.

Items contributing to the period-over-period increase in adjusted gross margin are listed in the following table:

(in thousands)
Natural gas transmission service expansions	$2,518
Natural gas growth (excluding service expansions)	2,132
Contributions from regulated infrastructure programs	2,004
Changes in customer consumption	449
Escambia Meter Station acquisition	416
Other variances	933
Period-over-period increase in adjusted gross margin	$8,452
The following narrative discussion provides further detail and analysis of the significant items in the foregoing table.

Natural Gas Transmission Service Expansions
We generated increased adjusted gross margin of $2.5 million for the six months ended June 30, 2022 from natural gas transmission service expansions including, Peninsula Pipeline's Western Palm Beach County project, Eastern Shore's Del-Mar Energy Pathway project and the Guernsey pipeline expansion.

Natural Gas Distribution Customer Growth
We generated additional adjusted gross margin of $2.1 million from natural gas customer growth. Adjusted gross margin increased by $0.7 million in Florida and $1.4 million on the Delmarva Peninsula for the six months ended June 30, 2022, as compared to the same period in 2021, due primarily to residential customer growth of 4.1 percent and 5.5 percent in Florida and on the Delmarva Peninsula, respectively.

Contributions from Regulated Infrastructure Programs
Contributions from regulated infrastructure programs generated incremental adjusted gross margin of $2.0 million for the six months ended June 30, 2022. The increase in adjusted gross margin was primarily related to continued investment in the Florida GRIP, Eastern Shore's capital surcharge program and the Elkton Gas STRIDE Plan. Refer to Note 5, Rates and Other Regulatory Activities, in the condensed consolidated financial statements for additional information.

Changes in Customer Consumption

Increased customer consumption contributed additional adjusted gross margin of $0.4 million for the six months ended June 30, 2022.

Acquisitions
Adjusted gross margin increased by $0.4 million due to the acquisition of the Escambia Meter Station which was consummated in June 2021.

Operating Expenses
Items contributing to the period-over-period increase in operating expenses are listed in the following table:

(in thousands)
Depreciation, amortization and property taxes	$2,977
Customer service related costs	414
Payroll, benefits and other employee-related expenses	188
Other variances	(200)
Period-over-period increase in operating expenses	$3,379

Unregulated Energy Segment

For the quarter ended June 30, 2022, compared to the quarter ended June 30, 2021:

	Three Months Ended
	June 30,		Increase
	2022	2021	(decrease)
(in thousands)
Revenue	$53,463	$34,773	$18,690
Unregulated propane and natural gas costs	31,701	16,821	14,880
Adjusted gross margin (1)	21,762	17,952	3,810
Operations & maintenance	16,127	14,037	2,090
Depreciation & amortization	4,074	3,456	618
Other taxes	1,001	924	77
Total operating expenses	21,202	18,417	2,785
Operating Income (loss)	$560	$(465)	$1,025
(1) Adjusted Gross Margin is a non-GAAP measure utilized by Management to review business unit performance. For a more detailed discussion on the differences between Gross Margin (GAAP) and Adjusted Gross Margin, see the Reconciliation of GAAP to Non-GAAP Measures presented above.

Operating results for the Unregulated Energy segment for the second quarter of 2022 increased by $1.0 million compared to the same period in 2021. The operating results for this segment typically are impacted by seasonal variances, with the first and fourth quarters generating a significantly larger portion of adjusted gross margin as a result of colder temperatures generally contributing to higher customer demand. Operating results for the second and third quarters historically have been lower due to reduced customer demand during the warmer periods of the year. The impact to operating income may not align with the seasonal variations as many of the operating expenses are recognized ratably over the course of the year.

Higher operating results during the second quarter were driven by contributions from the acquisition of Diversified Energy, increased propane margins including higher service fees, increased demand for CNG from Marlin Gas Services and margin improvement from Aspire Energy. Additionally, we experienced increased operating expenses associated with the acquisition of Diversified Energy as well as depreciation, amortization and property taxes and increased vehicle expenses due to rising fuel costs.
Items contributing to the quarter-over-quarter increase in adjusted gross margin are listed in the following table:

(in thousands)
Propane Operations
Diversified Energy acquisition (completed in December 2021)	$1,491
Increased propane margins and service fees	1,104
Marlin Gas Services
Increased demand for CNG services	547
Aspire Energy
Increased margins - rate changes and natural gas liquid processing	203
Other variances	465
Quarter-over-quarter increase in adjusted gross margin	$3,810
The following narrative discussion provides further detail and analysis of the significant items in the foregoing table.
Propane Operations
•Acquisition of Diversified Energy - Adjusted gross margin increased by $1.5 million due to the acquisition of Diversified Energy, which was acquired by Sharp in December 2021.
•Increased Retail Propane Margins and Service Fees - Adjusted gross margin increased by $1.1 million for the three months ended June 30, 2022, mainly due to increased customer service fees. Propane margins also increased due to gains with our SWAP agreements. These market conditions, which include market pricing and competition with other propane suppliers, as well as the availability and price of alternative energy sources, may fluctuate based on changes in demand, supply and other energy commodity prices.
Marlin Gas Services
•Increased demand for CNG services - Adjusted gross margin increased by $0.5 million during the second quarter as compared to the same period in the prior year due to higher demand for CNG hold services.
Aspire Energy
•Increased Margins - Adjusted gross margin increased by $0.2 million during the second quarter of 2022 over the same period in 2021, including rate changes and improvements from natural gas liquid processing.

Operating Expenses
Items contributing to the quarter-over-quarter increase in operating expenses are listed in the following table:

(in thousands)
Operating expenses from the Diversified Energy acquisition	$2,258
Increased depreciation, amortization and property tax costs	264
Increased vehicle expenses due to higher fuel costs	199
Other variances	64
Quarter-over-quarter increase in operating expenses	$2,785
Diversified Energy's operating results reflected lower adjusted gross margins during the second quarter of 2022 which is in line with the seasonality typically experienced during the second and third quarters by our legacy propane distribution businesses.
For the six months ended June 30, 2022, compared to the six months ended June 30, 2021:

	Six Months Ended
	June 30,		Increase
	2022	2021	(decrease)
(in thousands)
Revenue	$154,754	$109,532	$45,222
Unregulated propane and natural gas costs	89,708	52,804	36,904
Adjusted gross margin (1)	65,046	56,728	8,318
Operations & maintenance	34,211	29,263	4,948
Depreciation & amortization	7,954	6,780	1,174
Other taxes	2,268	2,110	158
Total operating expenses	44,433	38,153	6,280
Operating Income	$20,613	$18,575	$2,038
(1) Adjusted Gross Margin is a non-GAAP measure utilized by Management to review business unit performance. For a more detailed discussion on the differences between Gross Margin (GAAP) and Adjusted Gross Margin, see the Reconciliation of GAAP to Non-GAAP Measures presented above.

Operating results for the Unregulated Energy segment for the for the six months ended June 30, 2022 increased by $2.0 million or, 11.0 percent compared to the same period in 2021.

Higher operating results during the first half of 2022 were driven by contributions from the acquisition of Diversified Energy, increased propane margins including higher service fees margin, increased demand for CNG from Marlin Gas Services and margin improvement from Aspire Energy. These increases were partially offset by reduced consumption in our propane operations. Additionally, we experienced increased operating expenses associated with the acquisition of Diversified Energy as well as increased payroll, benefits and employee related expenses, depreciation, amortization and property taxes, and increased vehicle expenses due to rising fuel costs.

Items contributing to the period-over-period increase in adjusted gross margin are listed in the following table:

(in thousands)
Propane Operations
Diversified Energy acquisition (completed in December 2021)	$5,466
Increased propane margins and service fees	1,823
Decreased customer consumption - intra-quarter weather volatility	(577)
Decreased customer consumption due to conversion of customers to our natural gas system	(478)
Marlin Gas Services
Increased demand for CNG services	612
Aspire Energy
Increased margins - rate changes and natural gas liquid processing	1,131
Increased customer consumption - primarily weather related	465
Other variances	(124)
Period-over-period increase in adjusted gross margin	$8,318
The following narrative discussion provides further detail and analysis of the significant items in the foregoing table.
Propane Operations
•Acquisition of Diversified Energy - Adjusted gross margin increased by $5.5 million due to the acquisition of Diversified Energy, which was acquired by Sharp in December 2021.
•Increased Retail Propane Margins and Service Fees - Adjusted gross margin increased by $1.8 million for the six months ended June 30, 2022, mainly due to increased customer service fees. Propane margins also increased due to gains with our SWAP agreements. These market conditions, which include market pricing and competition with other propane suppliers, as well as the availability and price of alternative energy sources, may fluctuate based on changes in demand, supply and other energy commodity prices.
•Decreased Customer Consumption due to weather - Adjusted gross margin decreased by $0.6 million due to reduced customer consumption during the first quarter of 2022 compared to the same period in 2021 due to intra-quarter weather volatility.
•Decreased customer consumption due to conversion of customers to natural gas - Adjusted gross margin decreased by $0.5 million as more customers converted from propane to natural gas.
Marlin Gas Services
•Increased demand for CNG services - Adjusted gross margin increased by $0.6 million during the second quarter as compared to the same period in the prior year due to higher demand for CNG hold services.
Aspire Energy
•Increased Margins - Adjusted gross margin increased by $1.1 million during the second quarter of 2022 over the same period in 2021, including rate changes and improvements from natural gas liquid processing.

•Increased Customer Consumption Primarily Weather Related - Adjusted gross margin increased by $0.5 million due to higher consumption of gas as weather in Ohio was approximately 2 percent colder for the six months ended June 30, 2022 over the same period in 2021.

Operating Expenses
Items contributing to the period-over-period increase in operating expenses are listed in the following table:

(in thousands)
Operating expenses from the Diversified Energy acquisition	$4,708
Increased payroll, benefits and other employee-related expenses	607
Increased depreciation, amortization and property tax costs	476
Increased vehicle expenses due to higher fuel costs	385
Other variances	104
Period-over-period increase in operating expenses	$6,280

OTHER INCOME, NET
For the quarter ended June 30, 2022 compared to the quarter ended June 30, 2021
Other income, net, which includes non-operating investment income, interest income, late fees charged to customers, gains or losses from the sale of assets and pension and other benefits expense, increased by $1.1 million in the second quarter of 2022, compared to the same period in 2021. The increase was primarily due to gains recognized on the sale of assets.

For the six months ended June 30, 2022 compared to the six months ended June 30, 2021
Other income, net, which includes non-operating investment income, interest income, late fees charged to customers, gains or losses from the sale of assets and pension and other benefits expense, increased by $1.7 million in the six months of 2022, compared to the same period in 2021. The increase was primarily due to gains recognized on the sale of assets.

INTEREST CHARGES
For the quarter ended June 30, 2022 compared to the quarter ended June 30, 2021
Interest charges for the three months ended June 30, 2022 increased by $0.8 million, compared to the same period in 2021, attributable primarily to an increase of $0.6 million in interest expense as a result of a long-term debt placement in 2022, $0.1 million due to lower capitalized interest associated with growth projects, $0.1 million related to amounts assessed by state and local taxing authorities, and $0.1 million of an amortization credit/increase in interest expense associated with a regulatory liability that was established in connection with the Hurricane Michael regulatory proceeding settlement in 2020. Partially offsetting the interest charges was a $0.1 million decrease in lower interest expense from lower levels of outstanding borrowings under our Revolver. During the second quarter of 2022, the interest rate associated with our Revolver increased by 1.22 percent as a result of Federal Reserve raising interest rates. Any additional increases in interest rates by the Federal Reserve would have a corresponding increase in the interest rates charged under our Revolver.

For the six months ended June 30, 2022 compared to the six months ended June 30, 2021
Interest charges for the six months ended June 30, 2022 increased by $1.0 million, compared to the same period in 2021, attributable primarily to an increase of $0.9 million in interest expense as a result of a long-term debt placement in 2022, $0.2 million due to lower capitalized interest associated with growth projects, $0.1 million related to amounts assessed by state and local taxing authorities, and $0.1 million of an amortization credit/increase in interest expense associated with a regulatory liability that was established in connection with the Hurricane Michael regulatory proceeding settlement in 2020. Partially offsetting the interest charges was a $0.3 million decrease in lower interest expense from lower levels of outstanding borrowings under our Revolver. During the first six months of 2022, the interest rate associated with our Revolver increased by 1.56 percent as a result of Federal Reserve raising interest rates. Any additional increases in interest rates by the Federal Reserve would have a corresponding increase in the interest rates charged under our Revolver.

INCOME TAXES
For the quarter ended June 30, 2022 compared to the quarter ended June 30, 2021
Income tax expense was $6.2 million for the quarter ended June 30, 2022, compared to $5.2 million for the quarter ended June 30, 2021. Our effective income tax rate was 26.6 percent and 27.2 percent, for the three months ended June 30, 2022 and 2021, respectively.

For the six months ended June 30, 2022 compared to the six months ended June 30, 2021
Income tax expense was $19.7 million for the six months ended June 30, 2022, compared to $17.6 million for the six months ended June 30, 2021. Our effective income tax rate was 26.7 percent for both the six months ended June 30, 2022 and 2021, respectively.

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
Capital expenditures for investments in new or acquired plant and equipment are our largest capital requirements. Our capital expenditures were $61.0 million for the six months ended June 30, 2022. In the table below, we have provided an updated range of our forecasted capital expenditures for 2022:

	2022
(dollars in thousands)	Low	High
Regulated Energy:
Natural gas distribution	$72,000	$81,000
Natural gas transmission	32,000	36,000
Electric distribution	7,000	12,000
Total Regulated Energy	111,000	129,000
Unregulated Energy:
Propane distribution	10,000	14,000
Energy transmission	7,000	10,000
Other unregulated energy	10,000	18,000
Total Unregulated Energy	27,000	42,000
Other:
Corporate and other businesses	2,000	4,000
Total Other	2,000	4,000
Total 2022 Forecasted Capital Expenditures	$140,000	$175,000

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

The capital expenditure projection is subject to continuous review and modification. During the first half of 2022, the Company experienced a reduced level of new capital investments due to regulatory delays and supply chain disruptions. As a result, the Company is decreasing its capital expenditure guidance range to $140 million to $175 million for 2022. The Company expects these delays in timing to be temporary.Actual capital requirements may vary from the above estimates due to a number of factors, including changing economic conditions, supply chain disruptions, capital delays that are greater than currently anticipated, customer growth in existing areas, regulation, new growth or acquisition opportunities and availability of capital. Historically, actual capital expenditures have typically lagged behind the budgeted amounts.
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
The following table presents our capitalization, excluding and including short-term borrowings, as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
(in thousands)
Long-term debt, net of current maturities	$585,805	42%	$549,903	42%
Stockholders’ equity	815,701	58%	774,130	58%
Total capitalization, excluding short-term debt	$1,401,506	100%	$1,324,033	100%

	June 30, 2022		December 31, 2021
(in thousands)
Short-term debt	$137,024	9%	$221,634	14%
Long-term debt, including current maturities	607,277	39%	567,865	36%
Stockholders’ equity	815,701	52%	774,130	50%
Total capitalization, including short-term debt	$1,560,002	100%	$1,563,629	100%
Our target ratio of equity to total capitalization, including short-term borrowings, is between 50 and 60 percent. Our equity to total capitalization ratio, including short-term borrowings, was 52 percent as of June 30, 2022. We seek to align permanent financing with the in-service dates of our capital projects. We may utilize more temporary short-term debt when the financing cost is attractive as a bridge to the permanent long-term financing or if the equity markets are volatile.
In 2022, we issued less than 0.1 million shares at an average price per share of $137.24 and received net proceeds of $4.3 million under the DRIP. See Note 9, Stockholders’ Equity, in the condensed consolidated financial statements for additional information on commissions and fees paid in connection with these issuances.
Shelf Agreements
We have entered into Shelf Agreements with Prudential and MetLife, whom are under no obligation to purchase any unsecured debt. The following table summarizes our Shelf Agreements at June 30, 2022:

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

Short-term Borrowings
We are authorized by our Board of Directors to borrow up to $400.0 million of short-term debt, as required. At June 30, 2022 and December 31, 2021, we had $137.0 million and $221.6 million, respectively, of short-term borrowings outstanding at a weighted average interest rate of 2.38 percent and 0.83 percent respectively.
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
The availability of funds under the Revolver is subject to conditions specified in the credit agreement, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in these agreements. We are required by the financial covenants in the Revolver to maintain, at the end of each fiscal year, a funded indebtedness ratio of no greater than 65 percent. As of June 30, 2022, we are in compliance with this covenant.

The 364-day tranche of the Revolver expires in August 2022 and the five-year tranche expires in August 2026. Both tranches are available to fund our short-term cash needs to meet seasonal working capital requirements and to temporarily fund portions of our capital expenditures. Borrowings under both tranches of the Revolver are subject to a pricing grid, including the commitment fee and the interest rate charged. Our pricing is adjusted each quarter based upon total indebtedness to total capitalization ratio. As of June 30, 2022, the pricing under the 364-day tranche of the Revolver does not include an unused commitment fee and maintains an interest rate of 0.70 percent over LIBOR. As of June 30, 2022, the pricing under the five-year tranche of the Revolver included an unused commitment fee of 0.09 percent and an interest rate of 0.95 percent over LIBOR.

We are currently in discussions with the various lending institutions regarding the renewal of the 364-day tranche. At that time, the reference interest rate for the 364-day and five-year tranche will transition from LIBOR which is being retired by financial institutions to the Standard Overnight Financing Rate ("SOFR"). We do not expect this transition to have a material impact on our financial condition.

Our total available credit under the Revolver at June 30, 2022 was $257.7 million. As of June 30, 2022, we had issued $5.3 million in letters of credit to various counterparties under the syndicated Revolvers. These letters of credit are not included in the outstanding short-term borrowings and we do not anticipate that they will be drawn upon by the counterparties. The letters of credit reduce the available borrowings under our syndicated Revolver.
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
Long-Term Debt
On March 15, 2022 we issued 2.95 percent Senior Notes due March 15, 2042 to MetLife in the aggregate principal amount of $50 million. We used the proceeds received from the issuances of the Senior Notes to reduce short-term borrowings under our Revolver and to fund capital expenditures. These Senior Notes have similar covenants and default provisions as the existing senior notes, and have an annual principal payment beginning in the eleventh year after the issuance.

Cash Flows
The following table provides a summary of our operating, investing and financing cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$123,795	$134,216
Investing activities	(64,167)	(104,529)
Financing activities	(60,418)	(28,175)
Net increase in cash and cash equivalents	(790)	1,512
Cash and cash equivalents—beginning of period	4,976	3,499
Cash and cash equivalents—end of period	$4,186	$5,011

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

During the six months ended June 30, 2022, net cash provided by operating activities was $123.8 million. Operating cash flows were primarily impacted by the following:
•Net income, adjusted for non-cash adjustments, provided a $92.0 million source of cash;
•An increased level of deferred taxes associated with incremental tax depreciation from growth investments resulted in a source of cash of $11.4 million;
•Changes in net regulatory assets and liabilities due primarily to the change in fuel costs collected through the various cost recovery mechanisms resulted in a $6.4 million outflow of cash;
•Other working capital changes, impacted primarily by propane inventory purchases and hedging activities, resulted in a $21.7 million use of cash; and
•A decrease in income tax receivables increased cash inflows by $5.1 million.

Cash Flows Used in Investing Activities

Net cash used in investing activities totaled $64.2 million during the six months ended June 30, 2022, largely driven by $65.1 million for new capital expenditures.

Cash Flows Used in Financing Activities

Net cash used in financing activities totaled $60.4 million during the six months ended June 30, 2022. Net cash used in financing activities:
•Repayments under lines of credit resulted in a use of cash of $83.4 million;
•Net increase in long-term debt borrowings resulted in a source of cash of $39.4 million to permanently finance investment in growth initiatives, $49.9 million, offset by long-term repayments of $10.5 million;
•Source of cash of $4.3 million from issuance of stock under the DRIP; and
•A use of cash of $16.6 million for dividend payments in 2022.
Off-Balance Sheet Arrangements
The Board of Directors has authorized us to issue corporate guarantees securing obligations of our subsidiaries and to obtain letters of credit securing our subsidiaries' obligations. The maximum authorized liability under such guarantees and letters of credit as of June 30, 2022 was $20.0 million. The aggregate amount guaranteed related to our subsidiaries at June 30, 2022 was $11.4 million, with the guarantees expiring on various dates through May 22, 2023. In addition, the Board has authorized us to issue specific purpose corporate guarantees. The amount of specific purpose guarantees outstanding at June 30, 2022 was $2.0 million. In July 2022, in connection with the Florida rate case, we entered into a guarantee in the amount of $7.1 million with the Florida PSC.
As of June 30, 2022, we have issued letters of credit totaling approximately $5.3 million related to the electric transmission services for FPU's electric division, the firm transportation service agreement between TETLP and our Delaware and Maryland divisions, to our current and previous primary insurance carriers. These letters of credit have various expiration dates through October 25, 2022. We have not drawn upon these letters of credit as of June 30, 2022 and do not anticipate that the counterparties will draw upon these letters of credit. We expect that they will be renewed to the extent necessary in the future. Additional information is presented in Note 7, Other Commitments and Contingencies, in the condensed consolidated financial statements.

Contractual Obligations
There has been no material change in the contractual obligations presented in our 2021 Annual Report on Form 10-K, except for commodity purchase obligations entered into in the ordinary course of our business. The following table summarizes commodity purchase contract obligations at June 30, 2022:

	Payments Due by Period
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
(in thousands)
Purchase obligations - Commodity (1)	$45,935	$40,058	$—	$—	$85,993
Total	$45,935	$40,058	$—	$—	$85,993

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

The following table reflects the changes in the fair market value of financial derivatives contracts related to propane purchases and sales from December 31, 2021 to June 30, 2022:

(in thousands)	Balance at December 31, 2021	Increase (Decrease) in Fair Market Value	Less Amounts Settled	Balance at June 30, 2022
Sharp	$6,334	$(3,050)	$3,061	$6,345
There were no changes in methods of valuations during the six months ended June 30, 2022.

The following is a summary of fair market value of financial derivatives as of June 30, 2022, by method of valuation and by maturity for each fiscal year period.

(in thousands)	2022	2023	2024	Total Fair Value
Price based on Mont Belvieu - Sharp	$1,723	$3,446	$1,176	$6,345

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and Chief Financial Officer of Chesapeake Utilities, with the participation of other Company officials, have evaluated our “disclosure controls and procedures” (as such term is defined under Rules 13a-15(e) and 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2022. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2022, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
Period	Purchased	per Share	or Programs (2)	or Programs (2)
April 1, 2022 through April 30, 2022(1)	368	$142.10	—	—
May 1, 2022 through May 31, 2022	—	—	—	—
June 1, 2022 through June 30, 2022	—	—	—	—
Total	368	$142.10	—	—

(1) Chesapeake Utilities purchased shares of common stock on the open market for the purpose of reinvesting the dividend on shares held in the Rabbi Trust accounts for certain directors and senior executives under the Non-Qualified Deferred Compensation Plan. The Non-Qualified Deferred Compensation Plan is discussed in detail in Item 8 under the heading “Notes to the Consolidated Financial Statements—Note 9, Employee Benefit Plans,” in our latest Annual Report on Form 10-K for the year ended December 31, 2021. During the quarter ended June 30, 2022, 368 shares were purchased through the reinvestment of dividends on deferred stock units.
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
Date: August 3, 2022