Form 10-Q
period 2022-09-30
CHESAPEAKE UTILITIES CORP
filed 2022-11-02
CIK 19745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2022
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Common Stock, par value $0.4867 — 17,741,034 shares outstanding as of October 28, 2022.

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
CFG: Central Florida Gas Company, a division of Chesapeake Utilities
Chesapeake or Chesapeake Utilities: Chesapeake Utilities Corporation, its divisions and subsidiaries, as appropriate in the context of the disclosure
CHP: Combined Heat and Power Plant
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
SOFR: Secured Overnight Financing Rate, a secured interbank overnight interest rate established as an alternative to LIBOR
TCJA: Tax Cuts and Jobs Act enacted on December 22, 2017
TETLP: Texas Eastern Transmission, LP, an interstate pipeline interconnected with Eastern Shore's pipeline

Uncollateralized Senior Notes: Our unsecured long-term debt issued primarily to insurance companies on various dates
U.S.: The United States of America

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
(in thousands, except shares and per share data)
Operating Revenues
Regulated Energy	$90,980	$80,396	$311,064	$282,503
Unregulated Energy and other	40,073	26,939	182,339	127,101
Total Operating Revenues	131,053	107,335	493,403	409,604
Operating Expenses
Regulated natural gas and electric costs	21,248	15,294	88,264	72,785
Unregulated propane and natural gas costs	22,958	12,072	100,236	55,578
Operations	40,182	34,075	120,981	109,886
Maintenance	4,501	4,267	13,273	12,568
Depreciation and amortization	17,339	15,798	51,532	46,460
Other taxes	6,177	5,716	19,136	18,039
Total Operating Expenses	112,405	87,222	393,422	315,316
Operating Income	18,648	20,113	99,981	94,288
Other income, net	957	327	4,454	2,155
Interest charges	6,240	4,975	17,404	15,134
Income Before Income Taxes	13,365	15,465	87,031	81,309
Income Taxes	3,703	2,990	23,385	20,555
Net Income	$9,662	$12,475	$63,646	$60,754

Weighted Average Common Shares Outstanding:
Basic	17,737,984	17,582,115	17,715,845	17,538,461
Diluted	17,819,373	17,659,643	17,797,001	17,610,158
Earnings Per Share of Common Stock:
Basic	$0.54	$0.71	$3.59	$3.46
Diluted	$0.54	$0.71	$3.58	$3.45

The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
(in thousands)
Net Income	$9,662	$12,475	$63,646	$60,754
Other Comprehensive Income (Loss), net of tax:
Employee Benefits, net of tax:
Amortization of prior service cost, net of tax of $(5), $(5), $(15) and $(15), respectively	(14)	(14)	(42)	(42)
Net gain, net of tax of $11, $28, $34 and $83, respectively	32	78	95	234
Cash Flow Hedges, net of tax:
Unrealized gain (loss) on commodity contract cash flow hedges, net of tax of $(1,111), $688, $(1,115) and $1,945, respectively	(2,939)	1,803	(2,907)	5,094
Unrealized gain on interest rate swap cash flow hedges, net of tax of $54, $5, $54 and $6, respectively	153	14	153	18
Total Other Comprehensive Income (Loss), net of tax	(2,768)	1,881	(2,701)	5,304
Comprehensive Income	$6,894	$14,356	$60,945	$66,058
The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

Assets	September 30, 2022	December 31, 2021
(in thousands, except shares and per share data)
Property, Plant and Equipment
Regulated Energy	$1,784,939	$1,720,287
Unregulated Energy	385,067	357,259
Other businesses and eliminations	30,701	35,418
Total property, plant and equipment	2,200,707	2,112,964
Less: Accumulated depreciation and amortization	(449,026)	(417,479)
Plus: Construction work in progress	42,359	49,393
Net property, plant and equipment	1,794,040	1,744,878
Current Assets
Cash and cash equivalents	2,480	4,976
Trade and other receivables	37,278	61,623
Less: Allowance for credit losses	(2,953)	(3,141)
Trade and other receivables, net	34,325	58,482
Accrued revenue	15,883	22,513
Propane inventory, at average cost	8,797	11,644
Other inventory, at average cost	11,828	9,345
Regulatory assets	45,624	19,794
Storage gas prepayments	7,443	3,691
Income taxes receivable	18,859	17,460
Prepaid expenses	17,823	17,121
Derivative assets, at fair value	4,552	7,076
Other current assets	1,589	1,033
Total current assets	169,203	173,135
Deferred Charges and Other Assets
Goodwill	45,158	44,708
Other intangible assets, net	13,751	13,192
Investments, at fair value	9,895	12,095
Operating lease right-of-use assets	14,916	10,139
Regulatory assets	97,283	104,173
Receivables and other deferred charges	13,176	12,549
Total deferred charges and other assets	194,179	196,856
Total Assets	$2,157,422	$2,114,869

The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

Capitalization and Liabilities	September 30, 2022	December 31, 2021
(in thousands, except shares and per share data)
Capitalization
Stockholders’ equity
Preferred stock, par value $0.01 per share (authorized 2,000,000 shares), no shares issued and outstanding	$—	$—
Common stock, par value $0.4867 per share (authorized 50,000,000 shares)	8,634	8,593
Additional paid-in capital	378,261	371,162
Retained earnings	428,941	393,072
Accumulated other comprehensive income	(1,398)	1,303
Deferred compensation obligation	7,003	7,240
Treasury stock	(7,003)	(7,240)
Total stockholders’ equity	814,438	774,130
Long-term debt, net of current maturities	583,833	549,903
Total capitalization	1,398,271	1,324,033
Current Liabilities
Current portion of long-term debt	21,478	17,962
Short-term borrowing	167,332	221,634
Accounts payable	46,811	52,628
Customer deposits and refunds	37,825	36,488
Accrued interest	4,898	2,775
Dividends payable	9,490	8,466
Accrued compensation	10,355	15,505
Regulatory liabilities	3,506	2,312
Derivative liabilities, at fair value	2,051	743
Other accrued liabilities	25,105	17,920
Total current liabilities	328,851	376,433
Deferred Credits and Other Liabilities
Deferred income taxes	248,702	233,550
Regulatory liabilities	143,645	142,488
Environmental liabilities	2,901	3,538
Other pension and benefit costs	20,228	24,120
Operating lease - liabilities	12,975	8,571
Deferred investment tax credits and other liabilities	1,849	2,136
Total deferred credits and other liabilities	430,300	414,403
Environmental and other commitments and contingencies (Notes 6 and 7)
Total Capitalization and Liabilities	$2,157,422	$2,114,869
The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
(in thousands)
Operating Activities
Net income	$63,646	$60,754
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,532	46,460
Depreciation and accretion included in other costs	8,280	7,668
Deferred income taxes	16,216	18,059
Realized gain on commodity contracts and sale of assets	(7,247)	(6,255)
Unrealized loss (gain) on investments/commodity contracts	2,358	(949)
Employee benefits and compensation	(780)	(519)
Share-based compensation	4,705	4,620
Changes in assets and liabilities:
Accounts receivable and accrued revenue	30,692	22,439
Propane inventory, storage gas and other inventory	(3,338)	(4,396)
Regulatory assets/liabilities, net	(27,454)	(6,562)
Prepaid expenses and other current assets	5,528	(6,813)
Accounts payable and other accrued liabilities	(809)	18,325
Income taxes receivable	(1,399)	183
Customer deposits and refunds	1,337	2,480
Accrued compensation	(5,445)	(740)
Other assets and liabilities, net	(1,812)	(1,970)
Net cash provided by operating activities	136,010	152,784
Investing Activities
Property, plant and equipment expenditures	(98,028)	(148,213)
Proceeds from sale of assets	3,544	727
Acquisitions, net of cash acquired	(2,006)	—
Environmental expenditures	(637)	(590)
Net cash used in investing activities	(97,127)	(148,076)
Financing Activities
Common stock dividends	(25,867)	(23,287)
Issuance of stock under the Dividend Reinvestment Plan, net of offering fees	4,438	7,069
Tax withholding payments related to net settled stock compensation	(2,838)	(1,478)
Change in cash overdrafts due to outstanding checks	(189)	(508)
Net advances (repayments) under line of credit agreements	(54,289)	16,392
Proceeds from long-term debt, net of offering fees	49,859	9,590
Repayment of long-term debt	(12,493)	(10,099)
Net cash used in financing activities	(41,379)	(2,321)
Net Increase (Decrease) in Cash and Cash Equivalents	(2,496)	2,387
Cash and Cash Equivalents—Beginning of Period	4,976	3,499
Cash and Cash Equivalents—End of Period	$2,480	$5,886
The accompanying notes are an integral part of these financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock (1)
(in thousands, except shares and per share data)	Number of Shares(2)	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Deferred Compensation	Treasury Stock	Total
Balance at June 30, 2021	17,567,928	$8,550	$357,520	$374,936	$558	$7,203	$(7,203)	$741,564
Net income	—	—	—	12,475	—	—	—	12,475
Other comprehensive income	—	—	—	—	1,881	—	—	1,881
Dividend declared ($0.480 per share)	—	—	—	(8,514)	—	—	—	(8,514)
Dividend reinvestment plan	19,906	10	2,441	—	—	—	—	2,451
Share-based compensation and tax benefit (3)(4)	—	—	1,105	—	—	—	—	1,105
Treasury stock activities	—	—	—	—	—	(17)	17	—
Balance at September 30, 2021	17,587,834	$8,560	$361,066	$378,897	$2,439	$7,186	$(7,186)	$750,962

Balance at December 31, 2020	17,461,841	$8,499	$348,482	$342,969	$(2,865)	$5,679	$(5,679)	$697,085
Net income	—	—	—	60,754	—	—	—	60,754
Other comprehensive income	—	—	—	—	5,304	—	—	5,304
Dividends declared ($1.400 per share)	—	—	—	(24,826)	—	—	—	(24,826)
Dividend reinvestment plan	80,022	39	9,247	—	—	—	—	9,286
Share-based compensation and tax benefit (3) (4)	45,971	22	3,337	—	—	—	—	3,359
Treasury stock activities	—	—	—	—	—	1,507	(1,507)	—
Balance at September 30, 2021	17,587,834	$8,560	$361,066	$378,897	$2,439	$7,186	$(7,186)	$750,962

Balance at June 30, 2022	17,734,794	$8,632	$376,866	$428,833	$1,370	$7,018	$(7,018)	$815,701
Net income	—	—	—	9,662	—	—	—	9,662
Other comprehensive loss	—	—	—	—	(2,768)	—	—	(2,768)
Dividend declared ($0.535 per share)	—	—	—	(9,554)	—	—	—	(9,554)
Issuance under various plans (5)	2,939	1	364	—	—	—	—	365
Share-based compensation and tax benefit (3) (4)	1,052	1	1,031	—	—	—	—	1,032
Treasury stock activities	—	—	—	—	—	(15)	15	—
Balance at September 30, 2022	17,738,785	$8,634	$378,261	$428,941	$(1,398)	$7,003	$(7,003)	$814,438

Balance at December 31, 2021	17,655,410	$8,593	$371,162	$393,072	$1,303	$7,240	$(7,240)	$774,130
Net income	—	—	—	63,646	—	—	—	63,646
Other comprehensive loss	—	—	—	—	(2,701)	—	—	(2,701)
Dividends declared ($1.550 per share)	—	—	—	(27,777)	—	—	—	(27,777)
Issuance under various plans (5)	36,785	18	4,977	—	—	—	—	4,995
Share-based compensation and tax benefit (3) (4)	46,590	23	2,122	—	—	—	—	2,145
Treasury stock activities	—	—	—	—	—	(237)	237	—
Balance at September 30, 2022	17,738,785	$8,634	$378,261	$428,941	$(1,398)	$7,003	$(7,003)	$814,438

(1)2,000,000 shares of preferred stock at $0.01 par value have been authorized. No shares have been issued or are outstanding; accordingly, no information has been included in the statements of stockholders’ equity.
(2)Includes 107,659, 116,238, 114,016, and 105,087 shares at September 30, 2022, December 31, 2021, September 30, 2021 and December 31, 2020, respectively, held in a Rabbi Trust related to our Non-Qualified Deferred Compensation Plan.
(3)Includes amounts for shares issued for directors’ compensation.
(4)The shares issued under the SICP are net of shares withheld for employee taxes. For the nine months ended September 30, 2022 and 2021, we withheld 21,832 and 14,020 shares, respectively, for employee taxes.
(5)Can include shares issued under the Retirement Savings Plan, DRIP and ATM equity issuances.

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

FASB Statements and Other Authoritative Pronouncements

Recently Adopted Accounting Standards

Reference Rate Reform - (ASC 848) - In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which was subsequently amended by ASU 2021-01. The standard provides relief for companies preparing for the discontinuation of interest rates, such as LIBOR, and allows optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. The amendments included in this ASU are to be applied prospectively, and are not expected to have a material impact on our financial position or results of operations. Refer to Note 16, Short-Term Borrowings, for further information related to our implementation of this update.

Recent Accounting Standards Yet to be Adopted

There are no new accounting pronouncements that are applicable to us.

2.    Calculation of Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
(in thousands, except shares and per share data)
Calculation of Basic Earnings Per Share:
Net Income	$9,662	$12,475	$63,646	$60,754
Weighted average shares outstanding	17,737,984	17,582,115	17,715,845	17,538,461
Basic Earnings Per Share	$0.54	$0.71	$3.59	$3.46

Calculation of Diluted Earnings Per Share:
Net Income	$9,662	$12,475	$63,646	$60,754
Reconciliation of Denominator:
Weighted shares outstanding—Basic	17,737,984	17,582,115	17,715,845	17,538,461
Effect of dilutive securities—Share-based compensation	81,389	77,528	81,156	71,697
Adjusted denominator—Diluted	17,819,373	17,659,643	17,797,001	17,610,158
Diluted Earnings Per Share	$0.54	$0.71	$3.58	$3.45

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

These acquisitions generated operating revenue and operating loss of $3.8 million and $0.8 million, respectively, for the three months ended September 30, 2022 . For the nine months ended September 30, 2022, the acquisitions generated operating revenue and operating loss of $18.1 million and $0.2 million, respectively.

Acquisition of Planet Found Energy Development
In October 2022, we acquired Planet Found Energy Development, LLC for $9.5 million. We accounted for this acquisition as a business combination within our Unregulated Energy Segment beginning in the fourth quarter of 2022. Planet Found's farm scale anaerobic digestion pilot system and technology produces biogas from 1,200 tons of poultry litter annually, which can be used to create renewable energy in the form of electricity or upgraded to renewable natural gas. The transaction will accelerate our efforts in converting poultry waste to renewable, sustainable energy while simultaneously improving the local environments in our service territories. The operating revenues and operating income of this acquisition will be included in our financial results beginning in the fourth quarter of 2022.

4.     Revenue Recognition
We recognize revenue when our performance obligations under contracts with customers have been satisfied, which generally occurs when our businesses have delivered or transported natural gas, electricity or propane to customers. We exclude sales taxes and other similar taxes from the transaction price. Typically, our customers pay for the goods and/or services we provide in the month following the satisfaction of our performance obligation. The following table displays our revenue by major source based on product and service type for the three months ended September 30, 2022 and 2021:

	Three months ended September 30, 2022				Three months ended September 30, 2021
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Energy distribution
Delaware natural gas division	$8,741	$—	$—	$8,741	$7,849	$—	$—	$7,849
Florida natural gas division	9,207	—	—	9,207	8,015	—	—	8,015
FPU electric distribution	25,199	—	—	25,199	23,121	—	—	23,121
FPU natural gas distribution	26,627	—	—	26,627	22,012	—	—	22,012
Maryland natural gas division	2,881	—	—	2,881	2,432	—	—	2,432
Sandpiper natural gas/propane operations	3,893	—	—	3,893	3,553	—	—	3,553
Elkton Gas	1,168	—	—	1,168	915	—	—	915
Total energy distribution	77,716	—	—	77,716	67,897	—	—	67,897
Energy transmission
Aspire Energy	—	10,022	—	10,022	—	5,255	—	5,255
Aspire Energy Express	373	—	—	373	47	—	—	47
Eastern Shore	18,804	—	—	18,804	18,558	—	—	18,558
Peninsula Pipeline	6,813	—	—	6,813	6,776	—	—	6,776
Total energy transmission	25,990	10,022	—	36,012	25,381	5,255	—	30,636
Energy generation
Eight Flags	—	7,414	—	7,414	—	4,583	—	4,583
Propane operations
Propane delivery operations	—	27,923	—	27,923	—	20,680	—	20,680
Compressed Natural Gas Services
Marlin Gas Services	—	2,642	—	2,642	—	1,678	—	1,678
Other and eliminations
Eliminations	(12,726)	(87)	(7,886)	(20,699)	(12,882)	(87)	(5,302)	(18,271)
Other	—	—	45	45	—	—	132	132
Total other and eliminations	(12,726)	(87)	(7,841)	(20,654)	(12,882)	(87)	(5,170)	(18,139)

Total operating revenues (1)	$90,980	$47,914	$(7,841)	$131,053	$80,396	$32,109	$(5,170)	$107,335
(1) Total operating revenues include other revenue (revenues from sources other than contracts with customers) of $0.1 million for both of our Regulated and Unregulated Energy segments, respectively for all periods presented above. The sources of other revenues include revenue from alternative revenue programs related to revenue normalization for the Maryland division and Sandpiper Energy and late fees.

The following table displays our revenue by major source based on product and service type for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022				Nine Months Ended September 30, 2021
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Energy distribution
Delaware natural gas division	$56,308	$—	$—	$56,308	$51,188	$—	$—	$51,188
Florida natural gas division	29,093	—	—	29,093	25,417	—	—	25,417
FPU electric distribution	64,593	—	—	64,593	60,569	—	—	60,569
FPU natural gas distribution	82,463	—	—	82,463	72,032	—	—	72,032
Maryland natural gas division	17,717	—	—	17,717	16,122	—	—	16,122
Sandpiper natural gas/propane operations	15,777	—	—	15,777	15,438	—	—	15,438
Elkton Gas	6,239	—	—	6,239	4,745	—	—	4,745
Total energy distribution	272,190	—	—	272,190	245,511	—	—	245,511
Energy transmission
Aspire Energy	—	38,866	—	38,866	—	23,738	—	23,738
Aspire Energy Express	1,004	—	—	1,004	140	—	—	140
Eastern Shore	58,000	—	—	58,000	57,147	—	—	57,147
Peninsula Pipeline	20,361	—	—	20,361	19,853	—	—	19,853
Total energy transmission	79,365	38,866	—	118,231	77,140	23,738	—	100,878
Energy generation
Eight Flags	—	18,868	—	18,868	—	13,086	—	13,086
Propane operations
Propane delivery operations	—	137,997	—	137,997	—	99,041	—	99,041
Compressed Natural Gas Services
Marlin Gas Services	—	7,231	—	7,231	—	6,019	—	6,019
Other and eliminations
Eliminations	(40,491)	(293)	(20,592)	(61,376)	(40,148)	(242)	(14,937)	(55,327)
Other	—	—	262	262	—	—	396	396
Total other and eliminations	(40,491)	(293)	(20,330)	(61,114)	(40,148)	(242)	(14,541)	(54,931)

Total operating revenues (1)	$311,064	$202,669	$(20,330)	$493,403	$282,503	$141,642	$(14,541)	$409,604
(1) Total operating revenues for the nine months ended September 30, 2022, include other revenue (revenues from sources other than contracts with customers) of $0.2 million for Regulated and $0.3 million Unregulated Energy segments, respectively, and $(0.1) million and $0.3 million for our Regulated and Unregulated Energy segments, respectively, for the nine months ended September 30, 2021. The sources of other revenues include revenue from alternative revenue programs related to revenue normalization for the Maryland division and Sandpiper Energy and late fees.

Contract balances
The timing of revenue recognition, customer billings and cash collections results in trade receivables, unbilled receivables (contract assets), and customer advances (contract liabilities) in our condensed consolidated balance sheets. The balances of our trade receivables, contract assets, and contract liabilities as of September 30, 2022 and December 31, 2021 were as follows:

	Trade Receivables	Contract Assets (Current)	Contract Assets (Non-current)	Contract Liabilities (Current)
(in thousands)
Balance at 12/31/2021	$56,277	$18	$4,806	$747
Balance at 9/30/2022	36,384	18	4,700	1,139
Decrease	$(19,893)	$—	$(106)	$392
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

At times, we receive advances or deposits from our customers before we satisfy our performance obligation, resulting in contract liabilities. Contract liabilities are included in other accrued liabilities in the condensed consolidated balance sheets and relate to non-refundable prepaid fixed fees for our Mid-Atlantic and North Carolina propane delivery operation's retail offerings. Our performance obligation is satisfied over the term of the respective customer retail program on a ratable basis. For the three months ended September 30, 2022 and 2021, we recognized revenue of $0.3 million and $0.2 million, respectively. For the nine months ended September 30, 2022 and 2021, we recognized revenue of $1.0 million and $0.8 million, respectively.

Remaining Performance Obligations
Our businesses have long-term fixed fee contracts with customers in which revenues are recognized when performance obligations are satisfied over the contract term. Revenue for these businesses for the remaining performance obligations, at September 30, 2022, are expected to be recognized as follows:

(in thousands)	2022	2023	2024	2025	2026	2027	2028 and thereafter
Eastern Shore and Peninsula Pipeline	$10,366	$36,011	$32,755	$26,516	$23,071	$20,163	$159,782
Natural gas distribution operations	1,678	6,285	6,105	5,747	5,516	5,100	33,113
FPU electric distribution	163	652	652	275	275	275	275
Total revenue contracts with remaining performance obligations	$12,207	$42,948	$39,512	$32,538	$28,862	$25,538	$193,170

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

Maryland

Customer Information System Regulatory Asset Petition: In July 2022, we filed a joint petition for our natural gas divisions in Maryland (Maryland Division, Sandpiper, and Elkton Gas) for the approval to establish a regulatory asset for non-capitalizable expenses related to the set-up and implementation of the Company’s new Customer Information System ("CIS") system. The petition was approved by the Maryland PSC in August 2022. A similar petition for our Florida Regulated Energy business units was filed during the same time frame and has not yet been scheduled on the Florida PSC Agenda. The Delaware Division has previously received approval for this accounting treatment. We have evaluated and selected the CIS with implementation which is anticipated to begin during the first quarter of 2023 and is expected to be completed in the first quarter of 2025.

Ocean City Maryland Reinforcement: In March 2022, we filed a Section 7(f) - Request for Service Area Determination with the FERC regarding plans to extend our natural gas facilities across the Delaware/Maryland state line from Sussex County, Delaware, to Worcester County, Maryland, to provide a secondary feed to Sandpiper Energy. The FERC approved the Section 7(f) request on August 29, 2022. The project will increase the reliability of the existing distribution system in those areas while also expanding infrastructure to serve new customers. Construction has been initiated with estimated completion in late 2022 or early 2023.

Strategic Infrastructure Development and Enhancement (“STRIDE”) Plan: In March 2021, Elkton Gas filed a STRIDE plan with the Maryland PSC. The STRIDE plan accelerates Elkton Gas' Aldyl-A pipeline replacement program as costs of the plan are recovered through a fixed charge rider which is effective for five years. Under the Elkton Gas STRIDE plan, the Aldyl-A pipelines will be fully replaced by the end of 2023. In July 2021, Elkton Gas reached a settlement with the Maryland PSC Staff and the Maryland Office of Public Counsel that approved the Elkton Gas STRIDE plan. This plan allows for recovery of the associated revenue requirement through a monthly surcharge, which was implemented effective September 2021. We filed the annual STRIDE plan update with the Maryland PSC on November 1, 2021, which was approved for new rates effective January 1, 2022.

Florida

Wildlight Expansion: In August 2022, Peninsula Pipeline and FPU filed a joint petition with the Florida PSC for approval of the Transportation Service Agreement between the parties associated with the Wildlight Expansion project. The Wildlight Expansion project will further enable us to meet the significant growing demand for service in Yulee, Florida. The Agreement and project have been structured to allow us to build the project alongside the construction and development of the area, and charge the reservation rate as each phase of the project goes into service. The Agreement reflects the construction of pipeline facilities in two separate phases. Phase one will consist of three extensions with associated facilities, and a gas injection interconnect with associated facilities. Phase two will consist of two additional pipeline extensions. The various phases of the project are anticipated to be placed in service beginning in the first quarter of 2023, with construction on the overall project continuing through 2025. We anticipate that the Agreement will be included on the November 2022 Florida PSC agenda.

Natural Gas Rate Case: In May 2022, our natural gas distribution businesses in Florida, FPU, FPU-Indiantown division, FPU-Fort Meade division and Chesapeake Utilities CFG division (collectively, “Florida natural gas distribution businesses”) filed a consolidated natural gas rate case with the Florida PSC. In connection with the application, we are seeking approval of the following: (i) interim rate relief of approximately $7.2 million, subject to refund, pending the outcome of the rate case proceeding; (ii) permanent rate relief of approximately $24.1 million, effective January 1, 2023, (iii) a depreciation study also submitted with filing; (iv) authorization to make certain changes to tariffs to include the consolidation of rates and rate structure across the businesses and to unify the Florida natural gas distribution businesses under FPU; (v) authorization to retain the acquisition adjustment recorded at the time of the FPU merger in our revenue requirement; and (vi) authorization to establish an environmental remediation surcharge for the purposes of addressing future expected remediation costs for FPU MGP sites. In August 2022, interim rates were approved by the Florida PSC in the amount of approximately $7.7 million on an annualized basis, effective for all meter readings in September 2022. The interim rates are subject to refund pending the final outcome of the rate case proceeding. The discovery process concluded in early October 2022 and the hearings for the proceeding were held later in the month. Briefs for the proceeding will be due in late November 2022. The outcome of the application is subject to review and approval by the Florida PSC.

Winter Haven Expansion Project: In May 2021, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with CFG for an incremental 6,800 Dts/d of firm service in the Winter Haven, Florida area. As part of this agreement, Peninsula Pipeline constructed a new interconnect with FGT and a new regulator station for CFG. This additional firm service is supporting new incremental load due to growth, including providing service to a new can manufacturing facility, as well as providing reliability and operational benefits to CFG’s existing distribution system in the area. In connection with Peninsula Pipeline’s new regulator station, CFG also extended its distribution system to connect to the new station. The Transportation Service Agreement was approved by the Florida PSC in September 2021 and the project was placed in service during the third quarter of 2022.

Beachside Pipeline Extension: In June 2021, Peninsula Pipeline and Florida City Gas entered into a Transportation Service Agreement for an incremental 10,176 Dts/d of firm service in Indian River County, Florida, to support Florida City Gas’ growth along the Indian River's barrier island. As part of this agreement, Peninsula Pipeline will construct 11.3 miles of pipeline from its existing pipeline in the Sebastian, Florida area, which will travel east under the Intercoastal Waterway ("ICW") and southward on the barrier island. As required by Peninsula Pipeline’s tariff and Florida Statutes, Peninsula Pipeline filed the required company and customer affidavits with the Florida PSC in June 2021. Construction commenced in June 2021 and the expected in-service date is during the first quarter of 2023.

St.Cloud / Twin Lakes Expansion: In July 2022, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with our Florida natural gas division, FPU, for an additional 2,400 Dt/d of firm service in the St. Cloud, Florida area. As part of this agreement, Peninsula Pipeline will construct a pipeline extension and regulator station for FPU. The extension will be used to support new incremental load due to growth in the area, including providing service, most immediately, to the residential development, Twin Lakes. The expansion will also improve reliability and provide operational benefits to FPU's existing distribution system in the area, supporting future growth. The petition was approved by the Florida PSC on October 4, 2022. We expect this expansion to be in service by the second quarter of 2023.

Storm Protection Plan: In 2020, the Florida PSC implemented the Storm Protection Plan ("SPP") and Storm Protection Plan Cost Recovery Clause ("SPPCRC") rules, which require electric utilities to petition the Florida PSC for approval of a Transmission and Distribution Storm Protection Plan that covers the utility’s immediate 10-year planning period with updates to the plan at least every 3 years. The SPPCRC rules allow the utility to file for recovery of associated costs related to its SPP. Our Florida electric distribution operation’s SPP plan was filed in April 2022, and hearings were held in August 2022. The SPP was approved with modifications by the Florida PSC on October 4, 2022. The SPPCRC was filed in May 2022 with requested rates effective January 1, 2023. The SPPCRC hearing is scheduled for November 2022.

Eastern Shore

Southern Expansion Project: In January 2022, Eastern Shore submitted a prior notice filing with the FERC pursuant to blanket certificate procedures, regarding its proposal to install an additional compressor unit and related facilities at Eastern Shore's existing compressor station in Bridgeville, Sussex County, Delaware. The project will enable Eastern Shore to provide additional firm natural gas transportation service to an existing shipper on Eastern Shore's pipeline system, with a projected in-service date in the fourth quarter of 2023. We are currently awaiting an order from the FERC on this filing.

Capital Cost Surcharge: In June 2021, Eastern Shore submitted a filing with the FERC regarding a capital cost surcharge to recover capital costs associated with two mandated highway relocation projects that required the replacement of existing Eastern Shore facilities. The capital cost surcharge was an approved item in Eastern Shore’s last rate case. In conjunction with the filing of this surcharge, pursuant to the settlement agreement, a cumulative adjustment to the existing surcharge to reflect additional depreciation was included in this filing. The FERC issued an order approving the surcharge as filed on July 7, 2021. The combined revised surcharge became effective July 15, 2021.

COVID-19 Impact

In March 2020, the CDC declared a national emergency due to the rapidly growing outbreak of COVID-19. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These restrictions significantly impacted economic conditions in the United States in 2020 and continued to impact economic conditions, to a lesser extent, through 2021 and 2022. Chesapeake Utilities is considered an “essential business,” which allowed us to continue operational activities and construction projects with appropriate safety precautions and personal protective equipment, while being mindful of the social distancing restrictions that were in place.

In response to the COVID-19 pandemic and related restrictions, we experienced reduced consumption of energy largely in the commercial and industrial sectors, higher bad debt expenses and incremental expenses associated with COVID-19, including expenditures associated with personal protective equipment and premium pay for field personnel. The additional operating expenses we incurred supported the ongoing delivery of our essential services during these unprecedented times. In April and May 2020, we were authorized by the Maryland and Delaware PSCs, respectively, to record regulatory assets for COVID-19 related costs which offered us the ability to seek recovery of those costs. In July 2021, the Florida PSC issued an order that approved incremental expenses we incurred due to COVID-19. The order allowed us to establish a regulatory asset in a total amount of $2.1 million as of June 30, 2021 for natural gas and electric distribution operations. The regulatory asset is being amortized over two years and is recovered through the Purchased Gas Adjustment and Swing Service mechanisms for our natural gas distribution businesses and through the Fuel Purchased Power Cost Recovery clause for our electric division. As of September 30, 2022 and December 31, 2021, our total COVID-19 regulatory asset balance was $1.5 million and $2.3 million, respectively.

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

Summary TCJA Table
Customer rates for our regulated businesses were adjusted as approved by the regulators, prior to 2020 with the exception of Elkton Gas; which implemented a one-time bill credit in May 2020. The following table summarizes the regulatory liabilities related to accumulated deferred taxes ("ADIT") associated with TCJA for our regulated businesses as of September 30, 2022 and December 31, 2021:

	Amount (in thousands)
Operation and Regulatory Jurisdiction	September 30, 2022	December 31, 2021	Status
Eastern Shore (FERC)	$34,190	$34,190	Will be addressed in Eastern Shore's next rate case filing.
Chesapeake Delaware natural gas division (Delaware PSC)	$12,469	$12,591	PSC approved amortization of ADIT in January 2019.
Chesapeake Maryland natural gas division (Maryland PSC)	$3,737	$3,840	PSC approved amortization of ADIT in May 2018.
Sandpiper Energy (Maryland PSC)	$3,612	$3,656	PSC approved amortization of ADIT in May 2018.
Chesapeake Florida natural gas division/CFG (Florida PSC)	$7,892	$8,032	PSC issued order authorizing amortization and retention of net ADIT liability by the Company in February 2019.
FPU natural gas (excludes Fort Meade and Indiantown) (Florida PSC)	$19,029	$19,189	Same treatment on a net basis as Chesapeake Florida Gas Division (above).
FPU Fort Meade and Indiantown natural gas divisions (Florida PSC)	$262	$271	Same treatment on a net basis as Chesapeake Florida Gas Division (above).
FPU electric division (Florida PSC)	$5,054	$5,237	In January 2019, PSC issued order approving amortization of ADIT through purchased power cost recovery, storm reserve and rates.
Elkton Gas (Maryland PSC)	$1,066	$1,091	PSC approved amortization of ADIT in March 2018.

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
As of September 30, 2022 and December 31, 2021, we had approximately $4.6 million and $5.2 million, respectively, in environmental liabilities related to the former MGP sites. As of September 30, 2022 and December 31, 2021, we have cumulative regulatory assets of $0.9 million and $1.3 million, respectively, for future recovery of environmental costs for customers. Specific to FPU’s four MGP sites in Key West, Pensacola, Sanford and West Palm Beach, FPU has approval to recover, from insurance and through customer rates, up to $14.0 million of its environmental costs related to its MGP sites. As of September 30, 2022 and December 31, 2021, we had recovered approximately $13.2 million and $12.9 million, respectively, leaving approximately $0.8 million and $1.1 million, respectively, in regulatory assets for future recovery of environmental costs from FPU’s customers.
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
The remedial actions approved by the Florida Department of Environmental Protection have been implemented on the east parcel of our West Palm Beach Florida site. Similar remedial actions have been initiated on the site's west parcel, and construction of active remedial systems are expected to be completed in 2023. We expect the costs to clean-up the site to be between $3.3 million to $14.2 million, including any potential costs associated with future redevelopment of the properties.

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
FPU’s electric supply contracts require FPU to maintain an acceptable standard of creditworthiness based on specific financial ratios. FPU’s agreement with Florida Power & Light Company requires FPU to meet or exceed a debt service coverage ratio of 1.25 times based on the results of the prior 12 months. If FPU fails to meet this ratio, it must provide an irrevocable letter of credit or pay all amounts outstanding under the agreement within five business days. FPU’s electric supply agreement with Gulf Power requires FPU to meet the following ratios based on the average of the prior six quarters: (a) funds from operations interest coverage ratio (minimum of two times), and (b) total debt to total capital (maximum of 65 percent). If FPU fails to meet the requirements, it has to provide the supplier a written explanation of actions taken, or proposed to be taken, to become compliant. Failure to comply with the ratios specified in the Gulf Power agreement could also result in FPU having to provide an irrevocable letter of credit. As of September 30, 2022, FPU was in compliance with all of the requirements of its fuel supply contracts.
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

Corporate Guarantees
The Board of Directors has authorized us to issue corporate guarantees securing obligations of our subsidiaries and to obtain letters of credit securing our subsidiaries' obligations. The maximum authorized liability under such guarantees and letters of credit as of September 30, 2022 was $20.0 million. The aggregate amount guaranteed related to our subsidiaries at September 30, 2022 was approximately $12.0 million with the guarantees expiring on various dates through August 9, 2023. In addition, the Board has authorized us to issue specific purpose corporate guarantees. The amount of specific purpose guarantees outstanding at September 30, 2022 was $11.1 million, including a guarantee issued in July 2022 in the amount of $7.1 million associated with the Florida natural gas rate case.
As of September 30, 2022, we have issued letters of credit totaling approximately $5.3 million related to the electric transmission services for FPU's electric division, the firm transportation service agreement between TETLP and our Delaware and Maryland divisions, the capacity agreement between NEXUS and Aspire, and our current and previous primary insurance carriers. These letters of credit have various expiration dates through September 30, 2023 and to date, none have been used. We do not anticipate that the counterparties will draw upon these letters of credit, and we expect that they will be renewed to the extent necessary in the future.

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
•Unregulated Energy. Includes energy transmission, energy generation (the operations of our Eight Flags' CHP plant), propane operations, and mobile compressed natural gas delivery and virtual pipeline solutions subsidiary. Also included in this segment are other unregulated energy services, such as energy-related merchandise sales and heating, ventilation and air conditioning, plumbing and electrical services. These operations are unregulated as to their rates and services.

The remainder of our operations is presented as “Other businesses and eliminations,” which consists of unregulated subsidiaries that own real estate leased to Chesapeake Utilities, as well as certain corporate costs not allocated to other operations. The following table presents financial information about our reportable segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
(in thousands)
Operating Revenues, Unaffiliated Customers
Regulated Energy	$90,270	$79,892	$306,159	$280,987
Unregulated Energy	40,783	27,443	187,244	128,617
Total operating revenues, unaffiliated customers	$131,053	$107,335	$493,403	$409,604
Intersegment Revenues (1)
Regulated Energy	$710	$504	$4,905	$1,516
Unregulated Energy	7,131	4,666	14,950	13,024
Other businesses	45	132	737	397
Total intersegment revenues	$7,886	$5,302	$20,592	$14,937
Operating Income/(Loss)
Regulated Energy	$23,663	$23,370	$84,202	$78,835
Unregulated Energy	(5,056)	(2,952)	15,557	15,624
Other businesses and eliminations	41	(305)	222	(171)
Operating income	18,648	20,113	99,981	94,288
Other income, net	957	327	4,454	2,155
Interest charges	6,240	4,975	17,404	15,134
Income before Income Taxes	13,365	15,465	87,031	81,309
Income Taxes	3,703	2,990	23,385	20,555
Net Income	$9,662	$12,475	$63,646	$60,754

(1) All significant intersegment revenues are billed at market rates and have been eliminated from consolidated operating revenues.

(in thousands)	September 30, 2022	December 31, 2021
Identifiable Assets
Regulated Energy segment	$1,665,205	$1,629,191
Unregulated Energy segment	441,843	439,114
Other businesses and eliminations	50,374	46,564
Total identifiable assets	$2,157,422	$2,114,869

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
We maintain an effective shelf registration statement with the SEC for the issuance of shares under our DRIP. Depending on our capital needs and subject to market conditions, in addition to other possible debt and equity offerings, we may issue additional shares under the direct stock purchase component of the DRIP. In 2021, we issued just over 0.1 million shares at an average price per share of $125.71 and received net proceeds of $15.2 million under the DRIP. In the first nine months of 2022, we issued less than 0.1 million shares at an average price per share of $136.87 and received net proceeds of $4.4 million under the DRIP.

We used the net proceeds from our share issuances, after fees, for general corporate purposes, including, but not limited to, financing of capital expenditures, repayment of short-term debt, financing acquisitions, investing in subsidiaries, and general working capital purposes.

Accumulated Other Comprehensive Gain (Loss)

Defined benefit pension and postretirement plan items, unrealized gains (losses) of our propane swap agreements designated as commodity contracts cash flow hedges, and the unrealized gains (losses) of our interest rate swap agreements designated as cash flow hedges are the components of our accumulated other comprehensive income (loss). The following tables present the changes in the balance of accumulated other comprehensive gain (loss) as of September 30, 2022 and 2021. All amounts in the following tables are presented net of tax.

	Defined Benefit	Commodity	Interest Rate
	Pension and	Contracts	Swap
	Postretirement	Cash Flow	Cash Flow
	Plan Items	Hedges	Hedges	Total
(in thousands)
As of December 31, 2021	$(3,268)	$4,571	$—	$1,303
Other comprehensive income/(loss) before reclassifications	—	(613)	153	(460)
Amounts reclassified from accumulated other comprehensive income/(loss)	53	(2,294)	—	(2,241)
Net current-period other comprehensive income/(loss)	53	(2,907)	153	(2,701)
As of September 30, 2022	$(3,215)	$1,664	$153	$(1,398)

(in thousands)
As of December 31, 2020	$(5,146)	$2,309	$(28)	$(2,865)
Other comprehensive income before reclassifications	—	8,121	55	8,176
Amounts reclassified from accumulated other comprehensive income/(loss)	192	(3,027)	(37)	(2,872)
Net prior-period other comprehensive income	192	5,094	18	5,304
As of September 30, 2021	$(4,954)	$7,403	$(10)	$2,439
The following table presents amounts reclassified out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2022 and 2021. Deferred gains or losses for our commodity contracts and interest rate swap cash flow hedges are recognized in earnings upon settlement.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
(in thousands)
Amortization of defined benefit pension and postretirement plan items:
Prior service credit (1)	$19	$19	$57	$57
Net loss(1)	(43)	(106)	(129)	(317)
Total before income taxes	(24)	(87)	(72)	(260)
Income tax benefit	6	23	19	68
Net of tax	$(18)	$(64)	$(53)	$(192)

Gains on commodity contracts cash flow hedges:
Propane swap agreements (2)	$102	$681	$3,162	$4,183
Income tax expense	(28)	(188)	(868)	(1,156)
Net of tax	$74	$493	$2,294	$3,027

Gains on interest rate swap cash flow hedges:
Interest rate swap agreements	$—	$24	$—	$50
Income tax expense	—	(6)	—	(13)
Net of tax	$—	$18	$—	$37

Total reclassifications for the period	$56	$447	$2,241	$2,872
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

10.    Employee Benefit Plans
Net periodic benefit costs for our pension and post-retirement benefits plans for the three and nine months ended September 30, 2022 and 2021 are set forth in the following tables:

	Chesapeake Pension Plan		FPU Pension Plan		Chesapeake SERP		Chesapeake Postretirement Plan		FPU Medical Plan
For the Three Months Ended September 30,	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
(in thousands)
Interest cost	$—	$34	$449	$429	$13	$12	$6	$6	$6	$6
Expected return on plan assets	—	(40)	(857)	(830)	—	—	—	—	—	—
Amortization of prior service credit	—	—	—	—	—	—	(19)	(19)	—	—
Amortization of net (gain) loss	—	60	124	155	7	7	12	10	—	(2)
Total periodic cost (benefit)	$—	$54	$(284)	$(246)	$20	$19	$(1)	$(3)	$6	$4

	Chesapeake Pension Plan		FPU Pension Plan		Chesapeake SERP		Chesapeake Postretirement Plan		FPU Medical Plan
For the Nine Months Ended September 30,	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
(in thousands)
Interest cost	$—	$102	$1,347	$1,287	$39	$36	$18	$18	$18	$18
Expected return on plan assets	—	(120)	(2,571)	(2,490)	—	—	—	—	—	—
Amortization of prior service credit	—	—	—	—	—	—	(57)	(57)	—	—
Amortization of net (gain) loss	—	180	372	465	21	21	36	30	—	(6)
Total periodic cost (benefit)	$—	$162	$(852)	$(738)	$60	$57	$(3)	$(9)	$18	$12

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
The following tables present the amounts included in the regulatory asset and accumulated other comprehensive income that were recognized as components of net periodic benefit cost during the three and nine months ended September 30, 2022 and 2021:

For the Three Months Ended September 30, 2022	Chesapeake Pension Plan	FPU Pension Plan	Chesapeake SERP	Chesapeake Postretirement Plan	FPU Medical Plan	Total
(in thousands)
Prior service credit	$—	$—	$—	$(19)	$—	$(19)
Net loss	—	124	7	12	—	143
Total recognized in net periodic benefit cost	—	124	7	(7)	—	124
Recognized from accumulated other comprehensive (income)/loss (1)	—	24	7	(7)	—	24
Recognized from regulatory asset	—	100	—	—	—	100
Total	$—	$124	$7	$(7)	$—	$124

For the Three Months Ended September 30, 2021	Chesapeake Pension Plan	FPU Pension Plan	Chesapeake SERP	Chesapeake Postretirement Plan	FPU Medical Plan	Total
(in thousands)
Prior service credit	$—	$—	$—	$(19)	$—	$(19)
Net loss	60	155	7	10	(2)	230
Total recognized in net periodic benefit cost	60	155	7	(9)	(2)	211
Recognized from accumulated other comprehensive (income)/loss (1)	60	29	7	(9)	—	87
Recognized from regulatory asset	—	126	—	—	(2)	124
Total	$60	$155	$7	$(9)	$(2)	$211
.

For the Nine months ended September 30, 2022	Chesapeake Pension Plan	FPU Pension Plan	Chesapeake SERP	Chesapeake Postretirement Plan	FPU Medical Plan	Total
(in thousands)
Prior service credit	$—	$—	$—	$(57)	$—	$(57)
Net loss	—	372	21	36	—	429
Total recognized in net periodic benefit cost	—	372	21	(21)	—	372
Recognized from accumulated other comprehensive (income)/loss (1)	—	72	21	(21)	—	72
Recognized from regulatory asset	—	300	—	—	—	300
Total	$—	$372	$21	$(21)	$—	$372

For the Nine months ended September 30, 2021	Chesapeake Pension Plan	FPU Pension Plan	Chesapeake SERP	Chesapeake Postretirement Plan	FPU Medical Plan	Total
(in thousands)
Prior service credit	$—	$—	$—	$(57)	$—	$(57)
Net loss	180	465	21	30	(6)	690
Total recognized in net periodic benefit cost	180	465	21	(27)	(6)	633
Recognized from accumulated other comprehensive (income)/loss (1)	180	87	21	(27)	(1)	260
Recognized from regulatory asset	—	378	—	—	(5)	373
Total	$180	$465	$21	$(27)	$(6)	$633
(1) See Note 9, Stockholders' Equity.
During the three and nine months ended September 30, 2022, we contributed $0.1 million to the FPU Pension Plan. We expect to contribute approximately $0.3 million to the FPU Pension Plan during 2022, which represents the minimum annual contribution payments required.
The Chesapeake SERP, the Chesapeake Postretirement Plan and the FPU Medical Plan are unfunded and are expected to be paid out of our general funds. Cash benefits paid under the Chesapeake SERP for the three and nine months ended September 30, 2022 were immaterial and $0.1 million, respectively. We expect to pay total cash benefits of approximately $0.2 million under the Chesapeake SERP in 2022. Cash benefits paid under the Chesapeake Postretirement Plan, primarily for medical claims for the three and nine months ended September 30, 2022 were $0.1 million and $0.2 million, respectively. We estimate that approximately $0.2 million will be paid for such benefits under the Chesapeake Postretirement Plan in 2022. Cash benefits paid under the FPU Medical Plan, primarily for medical claims for the three and nine months ended September 30, 2022, were immaterial. We estimate that approximately $0.1 million will be paid for such benefits under the FPU Medical Plan in 2022.

11.    Investments
The investment balances at September 30, 2022 and December 31, 2021, consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Rabbi trust (associated with the Non-Qualified Deferred Compensation Plan)	$9,874	$12,069
Investments in equity securities	21	26
Total	$9,895	$12,095

We classify these investments as trading securities and report them at their fair value. For the three months ended September 30, 2022 and 2021, we recorded a net unrealized loss of $0.4 million and a net unrealized loss of less than $0.1 million, respectively, in other income, net in the condensed consolidated statements of income related to these investments. For the nine months ended September 30, 2022 and 2021, we recorded a net unrealized loss of approximately $2.4 million and a net unrealized gain of approximately $1.0 million, respectively, in other expense, net in the condensed consolidated statements of income related to these investments. For the investment in the Rabbi Trust, we also have recorded an associated liability, which is included in other pension and benefit costs in the consolidated balance sheets and is adjusted each period for the gains and losses incurred by the investments in the Rabbi Trust.

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
The table below presents the amounts included in net income related to share-based compensation expense for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
(in thousands)
Awards to non-employee directors	$252	$201	$706	$581
Awards to key employees	898	1,105	3,999	4,039
Total compensation expense	1,150	1,306	4,705	4,620
Less: tax benefit	(297)	(339)	(1,214)	(1,200)
Share-based compensation amounts included in net income	$853	$967	$3,491	$3,420

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

In July, 2022, we announced the appointment of two new non-employee directors to our current Board. These newly appointed directors were each granted a pro-rated share-based award of 526 shares through the SICP in accordance with the beginning of their service period. The associated expense is being recognized in the same manner utilized for our pre-existing non-employee directors.
At September 30, 2022, there was approximately $0.6 million of unrecognized compensation expense related to shares granted to non-employee directors. This expense will be recognized over the remaining service period ending in May 2023.

Key Employees
The table below presents the summary of the stock activity for awards to key employees for the nine months ended September 30, 2022:

	Number of Shares	Weighted Average Fair Value
Outstanding—December 31, 2021	197,398	$94.15
Granted	67,458	$118.85
Vested	(60,850)	$90.60
Expired	557	$91.42
Outstanding—September 30, 2022	204,563	$103.01
During the nine months ended September 30, 2022, we granted awards of 67,458 shares of common stock to key employees under the SICP, including awards granted in February 2022 and to key employees appointed in officer positions. The shares granted are multi-year awards that will vest no later than the three-year service period ending December 31, 2024. All of these stock awards are earned based upon the successful achievement of long-term financial results, which are comprised of market-based and performance-based conditions or targets. The fair value of each performance-based condition or target is equal to the market price of our common stock on the grant date of each award. For the market-based conditions, we used the Monte Carlo valuation to estimate the fair value of each market-based award granted.
In March 2022, upon the election by certain of our executive officers, we withheld shares with a value at least equivalent to each such executive officer’s minimum statutory obligation for applicable income and other employment taxes related to shares that vested and were paid in February 2022 for the performance period ended December 31, 2021, and paid the balance of such awarded shares to each such executive officer net cash remitted to the appropriate taxing authorities. We withheld 21,832 shares, based on the value of the shares on their award date. Total combined payments for the employees’ tax obligations to the taxing authorities were approximately $2.8 million.

At September 30, 2022, the aggregate intrinsic value of the SICP awards granted to key employees was approximately $23.6 million. At September 30, 2022, there was approximately $7.7 million of unrecognized compensation cost related to these awards, which will be recognized through 2024.
Stock Options
There were no stock options outstanding or issued during the nine months ended September 30, 2022 and 2021.

13.    Derivative Instruments

We use derivative and non-derivative contracts to manage risks related to obtaining adequate supplies and the price fluctuations of natural gas, electricity and propane and to mitigate interest rate risk. Our natural gas, electric and propane distribution operations have entered into agreements with suppliers to purchase natural gas, electricity and propane for resale to our customers. Our natural gas gathering and transmission company has entered into contracts with producers to secure natural gas to meet its obligations. Purchases under these contracts typically either do not meet the definition of derivatives or are considered “normal purchases and normal sales” and are accounted for on an accrual basis. Our propane distribution operations may also enter into fair value hedges of their inventory or cash flow hedges of their future purchase commitments in order to mitigate the impact of wholesale price fluctuations. Occasionally, we may enter into interest rate swap agreements to mitigate risk associated with changes in short-term borrowing rates. As of September 30, 2022, our natural gas and electric distribution operations did not have any outstanding derivative contracts.

Volume of Derivative Activity

As of September 30, 2022, the volume of our commodity derivative contracts were as follows:

Business unit	Commodity	Contract Type	Quantity hedged (in millions)	Designation	Longest Expiration date of hedge
Sharp	Propane (gallons)	Purchases	23.5	Cash flows hedges	August 2025
Sharp	Propane (gallons)	Sales	3.8	Cash flows hedges	March 2023

Sharp entered into futures and swap agreements to mitigate the risk of fluctuations in wholesale propane index prices associated with the propane volumes that are expected to be purchased and/or sold during the heating season. Under the futures and swap agreements, Sharp will receive the difference between (i) the index prices (Mont Belvieu prices in September 2022 through August 2025) and (ii) the per gallon propane swap prices, to the extent the index prices exceed the contracted prices. If the index prices are lower than the contract prices, Sharp will pay the difference. We designated and accounted for the propane swaps as cash flows hedges. The change in the fair value of the swap agreements is recorded as unrealized gain (loss) in other comprehensive income (loss) and later recognized in the statement of income in the same period and in the same line item as the hedged transaction. We expect to reclassify approximately $1.2 million from accumulated other comprehensive income to earnings during the next 12-month period ended September 30, 2023.

Interest Rate Swap Activities

We manage interest rate risk by entering into derivative contracts to hedge the variability in cash flows attributable to changes in the short-term borrowing rates. In the fourth quarter of 2020, we entered into two $30.0 million interest rate swaps with a total notional amount of $60.0 million through September and December 2021 with pricing of 0.205 and 0.20 percent, respectively, for the period associated with our outstanding borrowing under the Revolver. In February 2021, we entered into an additional interest rate swap with a notional amount of $40.0 million through December 2021 with pricing of 0.17 percent. In September 2022, we entered into an interest rate swap with a notional amount of $50.0 million through September 2025, with pricing of 3.98 percent.

Prior to August 2022, our short-term borrowing was based on the 30-day LIBOR rate. In August 2022, we amended and restated our revolver and transitioned the benchmark interest rate to the 30-day SOFR as a result of the impending expiration of LIBOR. Our prior interest rate swaps were cash settled monthly as the counter-party paid us the 30-day LIBOR rate less the fixed rate. Our current interest rate swap is cash settled monthly as the counter-party pays us the 30-day SOFR rate less the fixed rate.

We designate and account for interest rate swaps as cash flows hedges. Accordingly, unrealized gains and losses associated with the interest rate swaps are recorded as a component of accumulated other comprehensive income (loss). When the interest rate swaps settle, the realized gain or loss is recorded in the income statement and is recognized as a component of interest charges.

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

(in thousands)	Balance Sheet Location	September 30, 2022	December 31, 2021
Sharp	Other Accrued Liabilities	$1,493	$4,081

Financial Statements Presentation

The following tables present information about the fair value and related gains and losses of our derivative contracts. We did not have any derivative contracts with a credit-risk-related contingency. Fair values of the derivative contracts recorded in the consolidated balance sheets as of September 30, 2022 and December 31, 2021, are as follows:

	Derivative Assets
		Fair Value As Of
(in thousands)	Balance Sheet Location	September 30, 2022	December 31, 2021
Derivatives not designated as hedging instruments
Propane swap agreements	Derivative assets, at fair value	$—	$16
Derivatives designated as cash flow hedges
Propane swap agreements	Derivative assets, at fair value	4,175	7,060
Interest rate swap agreements	Derivative assets, at fair value	377	—
Total Derivative Assets		$4,552	$7,076

	Derivative Liabilities
		Fair Value As Of
(in thousands)	Balance Sheet Location	September 30, 2022	December 31, 2021
Derivatives designated as cash flow hedges
Propane swap agreements	Derivative liabilities, at fair value	$1,881	$743
Interest rate swap agreements	Derivative liabilities, at fair value	170	—
Total Derivative Liabilities		$2,051	$743

The effects of gains and losses from derivative instruments on the condensed consolidated financial statements are as follows:

		Amount of Gain (Loss) on Derivatives:
	Location of Gain	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	(Loss) on Derivatives	2022	2021	2022	2021
Derivatives not designated as hedging instruments
Propane swap agreements	Unregulated propane and natural gas costs	$—	$—	$56	$—
Derivatives designated as fair value hedges
Propane put options	Unregulated propane and natural gas costs	—	—	—	(24)
Derivatives designated as cash flow hedges
Propane swap agreements	Revenues	—	—	(826)	—
Propane swap agreements	Unregulated propane and natural gas costs	102	681	3,932	4,183
Propane swap agreements	Other comprehensive income (loss)	(4,050)	2,491	(4,022)	7,039
Interest rate swap agreements	Interest expense	—	24	—	50
Interest rate swap agreements	Other comprehensive income (loss)	207	19	207	24
Total		$(3,741)	$3,215	$(653)	$11,272

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

Financial Assets and Liabilities Measured at Fair Value
The following tables summarize our financial assets and liabilities that are measured at fair value on a recurring basis and the fair value measurements, by level, within the fair value hierarchy as of September 30, 2022 and December 31, 2021:

		Fair Value Measurements Using:
As of September 30, 2022	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Assets:
Investments—equity securities	$21	$21	$—	$—
Investments—guaranteed income fund	1,846	—	—	1,846
Investments—mutual funds and other	8,028	8,028	—	—
Total investments	9,895	8,049	—	1,846
Derivative assets	4,552	—	4,552	—
Total assets	$14,447	$8,049	$4,552	$1,846
Liabilities:
Derivative liabilities	$2,051	$—	$2,051	$—

		Fair Value Measurements Using:
As of December 31, 2021	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Assets:
Investments—equity securities	$26	$26	$—	$—
Investments—guaranteed income fund	2,036	—	—	2,036
Investments—mutual funds and other	10,033	10,033	—	—
Total investments	12,095	10,059	—	2,036
Derivative assets	7,076	—	7,076	—
Total assets	$19,171	$10,059	$7,076	$2,036
Liabilities:
Derivative liabilities	$743	$—	$743	$—
The following table sets forth the summary of the changes in the fair value of Level 3 investments for the nine months ended September 30, 2022 and 2021:

	Nine months ended September 30,
	2022	2021
(in thousands)
Beginning Balance	$2,036	$2,156
Purchases and adjustments	133	77
Transfers	—	—
Distribution	(347)	(241)
Investment income	24	24
Ending Balance	$1,846	$2,016

Investment income from the Level 3 investments is reflected in other income, (net) in the condensed consolidated statements of income.
At September 30, 2022, there were no non-financial assets or liabilities required to be reported at fair value. We review our non-financial assets for impairment at least on an annual basis, as required.
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
At September 30, 2022, long-term debt, which includes current maturities but excludes debt issuance costs, had a carrying value of approximately $606.3 million, compared to the estimated fair value of $504.9 million. At December 31, 2021, long-term debt, which includes the current maturities but excludes debt issuance costs, had a carrying value of approximately $568.8 million, compared to a fair value of approximately $597.2 million. The fair value was calculated using a discounted cash flow methodology that incorporates a market interest rate based on published corporate borrowing rates for debt instruments with similar terms and average maturities, and with adjustments for duration, optionality, and risk profile. The valuation technique used to estimate the fair value of long-term debt would be considered a Level 3 measurement.

15.    Long-Term Debt
Our outstanding long-term debt is shown below:

	September 30,	December 31,
(in thousands)	2022	2021
Uncollateralized senior notes:
5.93% note, due October 31, 2023	$4,500	$6,000
5.68% note, due June 30, 2026	11,600	14,500
6.43% note, due May 2, 2028	4,200	4,900
3.73% note, due December 16, 2028	14,000	14,000
3.88% note, due May 15, 2029	35,000	40,000
3.25% note, due April 30, 2032	68,250	70,000
3.48% note, due May 31, 2038	50,000	50,000
3.58% note, due November 30, 2038	50,000	50,000
3.98% note, due August 20, 2039	100,000	100,000
2.98% note, due December 20, 2034	70,000	70,000
3.00% note, due July 15, 2035	50,000	50,000
2.96% note, due August 15, 2035	40,000	40,000
2.49% notes Due January 25, 2037	50,000	50,000
2.95% notes Due March 15, 2042	50,000	—
Equipment security note
2.46% note, due September 24, 2031	8,734	9,378
Less: debt issuance costs	(973)	(913)
Total long-term debt	605,311	567,865
Less: current maturities	(21,478)	(17,962)
Total long-term debt, net of current maturities	$583,833	$549,903

Note Purchase Agreements

On March 15, 2022 we issued 2.95 percent Senior Notes due March 15, 2042 to MetLife in the aggregate principal amount of $50.0 million. We used the proceeds received from the issuances of the Senior Notes to reduce short-term borrowings under the Revolver and to fund capital expenditures. These Senior Notes have similar covenants and default provisions as our other Senior Notes, and have an annual principal payment beginning in the eleventh year after the issuance.

On September 28, 2022, we agreed to issue and Prudential agreed to purchase 5.43 percent Senior Notes due March 14, 2038 in the aggregate principal amount of $80.0 million. We expect to issue the Notes on or before March 14, 2023. We anticipate using the proceeds received from the issuance of the Notes to reduce short-term borrowings under our revolving credit facility and to fund capital expenditures.

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

Shelf Agreements
We have entered into Shelf Agreements with Prudential and MetLife, whom are under no obligation to purchase any unsecured debt. The following table summarizes our Shelf Agreements at September 30, 2022:

(in thousands)	Total Borrowing Capacity	Less: Amount of Debt Issued	Less: Unfunded Commitments	Remaining Borrowing Capacity
Shelf Agreement
Prudential Shelf Agreement (1) (2)	$370,000	$(220,000)	$(80,000)	$70,000
MetLife Shelf Agreement (1)	150,000	(50,000)	—	100,000
Total Shelf Agreements as of September 30, 2022	$520,000	$(270,000)	$(80,000)	$170,000
    (1) The Prudential and MetLife Shelf Agreements expire in April 2023 and May 2023, respectively.
(2) Unfunded commitments of $80.0 million reflects Senior Notes expected to be issued on or before March 14, 2023.

The Uncollateralized Senior Notes, Shelf Agreements or Shelf Notes set forth certain business covenants to which we are subject when any note is outstanding, including covenants that limit or restrict our ability, and the ability of our subsidiaries, to incur indebtedness, or place or permit liens and encumbrances on any of our property or the property of our subsidiaries.

16.    Short-Term Borrowings
We are authorized by our Board of Directors to borrow up to $400.0 million of short-term debt, as required. At September 30, 2022 and December 31, 2021, we had $167.3 million and $221.6 million, respectively, of short-term borrowings outstanding at a weighted average interest rate of 4.13 percent and 0.83 percent, respectively. Included in the September 30, 2022 balance, is $50.0 million in short-term debt for which we have entered into an interest rate swap agreement.

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

In August 2022, we amended both tranches of the Revolver, which now bear interest using SOFR as the benchmark interest rate, plus a 10-basis point SOFR adjustment, in lieu of LIBOR which is being retired by financial institutions. In addition, the 364-day tranche was extended for the upcoming year, expiring in August 2023. Furthermore, the previous covenant capping the aggregate investments at $150.0 million where we maintain a less than 50 percent ownership interest has been eliminated and the 364 day tranche of the facility now offers a reduced interest margin similar to the five-year tranche for amounts borrowed in connection to certain sustainable investments. All other terms and conditions remained unchanged.

The availability of funds under the Revolver is subject to conditions specified in the credit agreement, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in the Revolver's loan documents. We are required by the financial covenants in the Revolver to maintain, at the end of each fiscal year, a funded indebtedness ratio of no greater than 65 percent. As of September 30, 2022, we are in compliance with this covenant.

The 364-day tranche of the Revolver expires in August 2023 and the five-year tranche expires in August 2026 both of which are available to fund our short-term cash needs to meet seasonal working capital requirements and to temporarily fund portions of our capital expenditures. Borrowings under both tranches of the Revolver are subject to a pricing grid, including the commitment fee and the interest rate charged based upon our total indebtedness to total capitalization ratio for the prior quarter. As of September 30, 2022, the pricing under the 364-day tranche of the Revolver does not include an unused commitment fee and maintains an interest rate of 70 basis points over SOFR plus a 10 basis point SOFR adjustment. As of September 30, 2022, the pricing under the five-year tranche of the Revolver included an unused commitment fee of 9 basis points and an interest rate of 95 basis points over SOFR plus a 10 basis point SOFR adjustment.

The total available credit under the Revolver at September 30, 2022 was $227.4 million. As of September 30, 2022, we had issued $5.3 million in letters of credit to various counterparties under the Revolver. These letters of credit are not included in the outstanding short-term borrowings and we do not anticipate that they will be drawn upon by the counterparties. The letters of credit reduce the available borrowings under the Revolver.

In the fourth quarter of 2020, we entered into two $30.0 million interest rate swaps with a notional amount of $60.0 million through September and December 2021 at a price of 0.205 and 0.20 over LIBOR, respectively. In February 2021, we entered into an additional interest rate swap with a notional amount of $40.0 million through December 2021 with a price of 0.17 over LIBOR. In the third quarter of 2022, we entered into an interest rate swap with a notional amount of $50.0 million through September 30, 2025 at a price of 3.98 percent.

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

Some of our leases are subject to annual changes in the Consumer Price Index (“CPI”). While lease liabilities are not re-measured as a result of changes to the CPI, changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. A 100-basis-point increase in CPI would not have resulted in material additional annual lease costs. Most of our leases include options to renew, with renewal terms that can extend the lease term from one to 25 years or more. The exercise of lease renewal options is at our sole discretion. The amounts disclosed in our consolidated balance sheet at September 30, 2022, pertaining to the right-of-use assets and lease liabilities, are measured based on our current expectations of exercising our available renewal options. Our existing leases are not subject to any restrictions or covenants that would preclude our ability to pay dividends, obtain financing or enter into additional leases. As of September 30, 2022, we have not entered into any leases, which have not yet commenced, that would entitle us to significant rights or create additional obligations. The following table presents information related to our total lease cost included in our consolidated statements of income:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
( in thousands)	Classification	2022	2021	2022	2021
Operating lease cost (1)	Operations expense	$743	$515	$2,121	$1,553
(1) Includes short-term leases and variable lease costs, which are immaterial.

The following table presents the balance and classifications of our right of use assets and lease liabilities included in our condensed consolidated balance sheet at September 30, 2022 and December 31, 2021:

(in thousands)	Balance sheet classification	September 30, 2022	December 31, 2021
Assets
Operating lease assets	Operating lease right-of-use assets	$14,916	$10,139
Liabilities
Current
Operating lease liabilities	Other accrued liabilities	$2,526	$1,996
Noncurrent
Operating lease liabilities	Operating lease - liabilities	12,975	8,571
Total lease liabilities		$15,501	$10,567

The following table presents our weighted-average remaining lease terms and weighted-average discount rates for our operating and financing leases at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Weighted-average remaining lease term (in years)
Operating leases	8.44	8.10
Weighted-average discount rate
Operating leases	3.4%	3.6%

The following table presents additional information related to cash paid for amounts included in the measurement of lease liabilities included in our condensed consolidated statements of cash flows as of September 30, 2022 and 2021:

	Nine Months Ended
	September 30,
(in thousands)	2022	2021
Operating cash flows from operating leases	$2,124	$1,399

The following table presents the future undiscounted maturities of our operating and financing leases at September 30, 2022 and for each of the next five years and thereafter:

(in thousands)	Operating Leases (1)
Remainder of 2022	$830
2023	2,820
2024	2,540
2025	2,155
2026	1,678
2027	1,523
Thereafter	5,994
Total lease payments	17,540
Less: Interest	(2,039)
Present value of lease liabilities	$15,501
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
Safe Harbor for Forward-Looking Statements
We make statements in this Quarterly Report on Form 10-Q (this "Quarterly Report") that do not directly or exclusively relate to historical facts. Such statements are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. One can typically identify forward-looking statements by the use of forward-looking words, such as “project,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “continue,” “potential,” “forecast” or other similar words, or future or conditional verbs such as “may,” “will,” “should,” “would” or “could.” These statements represent our intentions, plans, expectations, assumptions and beliefs about future financial performance, business strategy, projected plans and objectives of the Company. Forward-looking statements speak only as of the date they are made or as of the date indicated and we do not undertake any obligation to update forward-looking statements as a result of new information, future events or otherwise. These statements are subject to many risks and uncertainties. In addition to the risk factors described under Item 1A, Risk Factors in our 2021 Annual Report on Form 10-K, the following important factors, among others, could cause actual future results to differ materially from those expressed in the forward-looking statements:
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

The below tables reconcile Gross Margin as defined under GAAP to our non-GAAP measure of Adjusted Gross Margin for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30, 2022
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Operating Revenues	$90,980	$47,914	$(7,841)	$131,053
Cost of Sales:
Natural gas, propane and electric costs	(21,248)	(30,768)	7,811	(44,205)
Depreciation & amortization	(13,271)	(4,071)	3	(17,339)
Operations & maintenance expense (1)	(9,211)	(7,673)	371	(16,513)
Gross Margin (GAAP)	47,250	5,402	344	52,996
Operations & maintenance expense (1)	9,211	7,673	(371)	16,513
Depreciation & amortization	13,271	4,071	(3)	17,339
Adjusted Gross Margin (Non-GAAP)	$69,732	$17,146	$(30)	$86,848

	For the Three Months Ended September 30, 2021
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Operating Revenues	$80,396	$32,110	$(5,171)	$107,335
Cost of Sales:
Natural gas, propane and electric costs	(15,294)	(17,213)	5,141	(27,366)
Depreciation & amortization	(12,296)	(3,491)	(11)	(15,798)
Operations & maintenance expense (1)	(8,124)	(5,733)	240	(13,617)
Gross Margin (GAAP)	44,682	5,673	199	50,554
Operations & maintenance expense (1)	8,124	5,733	(240)	13,617
Depreciation & amortization	12,296	3,491	11	15,798
Adjusted Gross Margin (Non-GAAP)	$65,102	$14,897	$(30)	$79,969

	For the Nine Months Ended September 30, 2022
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Operating Revenues	$311,064	$202,669	$(20,330)	$493,403
Cost of Sales:
Natural gas, propane and electric costs	(88,264)	(120,476)	20,238	(188,502)
Depreciation & amortization	(39,496)	(12,025)	(11)	(51,532)
Operations & maintenance expense (1)	(25,694)	(21,428)	(578)	(47,700)
Gross Margin (GAAP)	157,610	48,740	(681)	205,669
Operations & maintenance expense (1)	25,694	21,428	578	47,700
Depreciation & amortization	39,496	12,025	11	51,532
Adjusted Gross Margin (Non-GAAP)	$222,800	$82,193	$(92)	$304,901

	For the Nine Months Ended September 30, 2021
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Operating Revenues	$282,503	$141,642	$(14,541)	$409,604
Cost of Sales:
Natural gas, propane and electric costs	(72,785)	(70,017)	14,437	(128,365)
Depreciation & amortization	(36,156)	(10,271)	(33)	(46,460)
Operations & maintenance expense (1)	(24,708)	(17,851)	525	(42,034)
Gross Margin (GAAP)	148,854	43,503	388	192,745
Operations & maintenance expense (1)	24,708	17,851	(525)	42,034
Depreciation & amortization	36,156	10,271	33	46,460
Adjusted Gross Margin (Non-GAAP)	$209,718	$71,625	$(104)	$281,239
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

2022 to 2021 Gross Margin (GAAP) Variance – Regulated Energy

Gross Margin (GAAP) for the Regulated Energy segment for the quarter ended September 30, 2022 was $47.3 million, an increase of $2.6 million, or 5.7 percent, compared to the same period in 2021. Higher gross margin reflects continued pipeline expansions by Eastern Shore, Peninsula Pipeline, and Aspire Energy Express through contributions from the new Guernsey pipeline, contributions from regulated infrastructure programs, organic growth in the natural gas distribution businesses, increased customer consumption and interim rates associated with the Florida natural gas base rate proceeding. These increases were partially offset by higher depreciation and amortization related to recent capital investments and higher facilities, maintenance and outside services costs.

Gross Margin (GAAP) for the Regulated Energy segment for the nine months ended September 30, 2022 was $157.6 million, an increase of $8.8 million, or 5.9 percent, compared to the same period in 2021. Higher gross margin reflects continued pipeline expansions by Eastern Shore, Peninsula Pipeline, and Aspire Energy Express through contributions from the new Guernsey pipeline, contributions from regulated infrastructure programs, organic growth in the natural gas distribution businesses, increased customer consumption and interim rates associated with the Florida natural gas base rate proceeding. These increases were partially offset by higher depreciation and amortization related to recent capital investments as well as, increased vehicle expenses largely due to higher fuel costs.

2022 to 2021 Gross Margin (GAAP) Variance – Unregulated Energy

Gross Margin (GAAP) for the Unregulated Energy segment for the quarter ended September 30, 2022 was $5.4 million, comparable to the same period in 2021. Primary drivers of gross margin were increased propane margins per gallon and service fees, increased demand for our CNG, RNG and LNG services and improved performance in our other unregulated businesses. This gross margin was partially offset by higher depreciation, amortization and property taxes related to recent capital investments and acquisitions, increased payroll, benefits and employee related expenses and higher vehicle expenses largely driven by increased fuel costs.

Gross Margin (GAAP) for the Unregulated Energy segment for the nine months ended September 30, 2022 was $48.7 million, an increase of $5.2 million, or 12.0 percent, compared to the same period in 2021. Higher gross margin is a result of contributions from the propane acquisitions completed in 2021 and 2022, increased propane margins per gallon and service fees, along with increased demand for CNG, RNG and LNG services and higher rates for Aspire Energy. These increases were partially offset by higher depreciation, amortization and property taxes related to recent capital investments and acquisitions, increased payroll, benefits and employee related costs and higher vehicle expenses largely driven by increased fuel costs.

Results of Operations for the Three and Nine Months Ended September 30, 2022
Overview

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

As of September 30, 2022, these restrictions have predominantly been lifted as vaccines have become widely available in the United States. Previously existing states of emergency in all of our service territories expired during the second and third quarters of 2021, eliminating a majority of restrictions initially implemented to slow the spread of the virus. The expiration of the states of emergency along with the settlement of our limited proceeding in Florida, has concluded our ability to defer incremental pandemic related costs for consideration through the applicable regulatory process. We have adjusted our operating practices accordingly to ensure the safety of our operations and will take the necessary actions to comply with the CDC, and the Occupational Safety and Health Administration, as new developments occur.

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

Some of our most recent ESG advancements include the following:

Environmental:
•We recently acquired approximately 90,000 gallons of biopropane (bioLPG) to fuel its fleet of AutoGas vehicles. Through the use of this bioLPG, we will supply more than of one-third of the propane used in our fleet vehicles with this cleaner propane source.
•Our affiliate Marlin Compression and the Port Fuel Center were recognized for their collaboration in constructing a high-capacity CNG truck and tube trailer fueling station, which opened in March in Port Wentworth, Georgia. Located along the I-95 corridor near the Port of Savannah, the CNG fueling station is one of the largest public access CNG stations on the East Coast, and features a dedicated lane for filling transport trailers. It also serves as a staging area for Marlin Gas Services to fill CNG transport trailers for its virtual pipeline services, which include the transport of compressed renewable natural gas.

Social:
•We recently donated $0.1 million to multiple charitable organizations in Florida providing assistance to those who were impacted by Hurricane Ian. Chesapeake Utilities partnered with the American Red Cross, Volunteer Florida, Feeding Florida, and Florida Farm Bureau. With wind speeds reaching 150mph, Hurricane Ian was one of the strongest and most devastating hurricanes to hit Florida.

•For the third consecutive year, two of our subsidiaries have been recognized with Stars of Delaware awards by the Delaware State News. Chesapeake Utilities, our natural gas distribution system on the Delmarva Peninsula, was honored as the Best Company with Over 50 People and Best Energy Provider, and Sharp Energy, our propane distribution subsidiary, again received the award for Best Propane Company.
•We recently unveiled “CPK Wellness,” a free, digital service provided to all employees which includes key resources for building and sustaining healthy physical, mental and financial habits. Our wellness strategy incorporates social events, wellness sessions, tools and other resources to better the lives of our colleagues both in and outside the workplace.

Governance:
•As part of the Board's ongoing succession planning, Stephanie N. Gary and Sheree M. Petrone were appointed to serve as members of the Board of Directors of Chesapeake Utilities Corporation, effective July 22, 2022.
•We were named Best for Corporate Governance in the United States by World News Media Ltd.’s World Finance, an international publication.
•Our 2021 Annual Report and inaugural Sustainability Report were recognized in the 2022 MerComm International Annual Reports Competition (ARC) Awards, the world’s largest competition honoring excellence in reports.

Earlier this year, we established our Environmental Sustainability Office ("ESO") and ESG Committee ("ESGC"). The ESO was established to identify and manage emission-reducing projects both internally, as well as those that support our customers’ sustainability goals. The ESGC brings together a cross-functional team of leaders across the organization responsible for identifying, assessing, executing and advancing the Company’s strategic ESG initiatives.

Operational Highlights

Our net income for the three months ended September 30, 2022 was $9.7 million, or $0.54 per share, compared to $12.5 million, or $0.71 per share, for the same quarter of 2021. Operating income for the third quarter of 2022 was $18.6 million, a decrease of $1.5 million compared to the same period in 2021. The third quarter of 2021 included a $2.1 million reduction in other operating expenses resulting from regulatory deferral of certain costs associated with the COVID-19 pandemic. Absent this benefit, operating income increased $0.6 million or 3.1 percent. Performance in the third quarter of 2022 was generated primarily from continued pipeline expansion projects, increased demand for CNG, RNG and LNG services, incremental contributions associated with regulated infrastructure programs, organic growth in our natural gas distribution businesses, interim rates associated with our Florida natural gas base rate proceeding and increased propane margins per gallon and fees. We recorded higher depreciation, amortization and property taxes related to recent capital investments and higher operating expenses associated primarily with growth initiatives. We continued to manage our operating expense increases, given ongoing interest and other inflationary expense increases. Rising interest rates also increased interest expense compared to the prior year on both our short-term and long-term borrowings.

	Three Months Ended
	September 30,		Increase
	2022	2021	(decrease)
(in thousands except per share)
Adjusted Gross Margin
Regulated Energy segment	$69,732	$65,102	$4,630
Unregulated Energy segment	17,146	14,897	2,249
Other businesses and eliminations	(30)	(30)	—
Total Adjusted Gross Margin	$86,848	$79,969	$6,879

Operating Income
Regulated Energy segment	$23,663	$23,370	$293
Unregulated Energy segment	(5,056)	(2,952)	(2,104)
Other businesses and eliminations	41	(305)	346
Total Operating Income	18,648	20,113	(1,465)
Other income, net	957	327	630
Interest charges	6,240	4,975	1,265
Income from Before Income Taxes	13,365	15,465	(2,100)
Income Taxes	3,703	2,990	713
Net Income	$9,662	$12,475	$(2,813)

Basic Earnings Per Share of Common Stock	$0.54	$0.71	$(0.17)
Diluted Earnings Per Share of Common Stock	$0.54	$0.71	$(0.17)

Key variances between the third quarter of 2022 and 2021, included:

(in thousands, except per share data)	Pre-tax Income	Net Income	Earnings Per Share
Third Quarter of 2021 Reported Results	$15,465	$12,475	$0.71

Adjusting for Unusual Items:
Interest income from Federal Income Tax refund	628	454	0.03
Absence of CARES Act items recognized during the third quarter of 2021	—	(922)	(0.05)
Absence of regulatory deferral of COVID-19 expenses per PSCs orders	(2,080)	(1,504)	(0.08)
	(1,452)	(1,972)	(0.10)

Increased (Decreased) Adjusted Gross Margins:
Contributions from acquisitions*	1,562	1,129	0.06
Natural gas transmission service expansions*	1,202	869	0.05
Increased margins related to demand for CNG/RNG/LNG services*	1,215	879	0.05
Contributions from regulated infrastructure programs *	820	593	0.03
Natural gas growth including conversions (excluding service expansions)	775	560	0.03
Increased customer consumption - Inclusive of weather	539	390	0.02
Interim rates associated with the Florida natural gas base rate proceeding*	521	377	0.02
Contributions from rates associated with recovery of pandemic related costs	261	188	0.01
Increased propane margins and fees	206	149	0.01
	7,101	5,134	0.28

(Increased) Decreased Operating Expenses (Excluding Natural Gas, Propane, and Electric Costs):
Operating expenses from recent acquisitions	(2,377)	(1,719)	(0.10)
Depreciation, amortization and property taxes	(1,673)	(1,209)	(0.07)
Facilities expenses, maintenance costs and outside services	(1,420)	(1,026)	(0.06)
Increased vehicle expenses largely due to higher fuel costs	(284)	(205)	(0.01)
Payroll, benefits and other employee-related expenses	(197)	(143)	(0.01)
	(5,951)	(4,302)	(0.25)

Interest charges	(1,266)	(915)	(0.05)
Net other changes	(532)	(758)	(0.04)
Change in shares outstanding due to 2021 and 2022 equity offerings	—	—	(0.01)
	(1,798)	(1,673)	(0.10)
Third Quarter of 2022 Reported Results	$13,365	$9,662	$0.54
*See the Major Projects and Initiatives table.

Our net income for the nine months ended September 30, 2022 was $63.6 million, or $3.58 per share, compared to $60.8 million, or $3.45 per share, for the same period of 2021. Operating income during the first nine months of 2022 was $100.0 million, an increase of $5.7 million, or 6.0 percent, compared to the same period in 2021. Operating income through the first nine months of 2021 included a $2.5 million reduction in other operating expenses resulting from regulatory deferral of certain costs associated with the COVID-19 pandemic. Absent this benefit, operating income increased $8.2 million, or 8.7 percent. Higher performance in the first nine months of 2022 was generated from acquisitions completed in 2021, continued pipeline expansion projects, organic growth in our natural gas distribution businesses, incremental contributions associated with regulated infrastructure programs, greater demand for CNG, RNG and LNG services, increased propane margins per gallon and fees and improved performance in our other unregulated businesses. We recorded higher depreciation, amortization and property taxes related to recent capital investments and operating expenses associated primarily with growth initiatives, as well as increased vehicle expenses due to higher fuel costs. We continued to manage our operating expense increases, given ongoing interest and other inflationary expense increases. Rising interest rates also increased interest expense compared to the prior year on both our short-term and long-term borrowings.

	Nine Months Ended
	September 30,		Increase
	2022	2021	(decrease)
(in thousands except per share)
Adjusted Gross Margin
Regulated Energy segment	$222,800	$209,718	$13,082
Unregulated Energy segment	82,193	71,625	10,568
Other businesses and eliminations	(92)	(104)	12
Total Adjusted Gross Margin	$304,901	$281,239	$23,662

Operating Income
Regulated Energy segment	$84,202	$78,835	$5,367
Unregulated Energy segment	15,557	15,624	(67)
Other businesses and eliminations	222	(171)	393
Total Operating Income	99,981	94,288	5,693
Other income, net	4,454	2,155	2,299
Interest charges	17,404	15,134	2,270
Income from Before Income Taxes	87,031	81,309	5,722
Income Taxes	23,385	20,555	2,830
Net Income	$63,646	$60,754	$2,892

Basic Earnings Per Share of Common Stock	$3.59	$3.46	$0.13
Diluted Earnings Per Share of Common Stock	$3.58	$3.45	$0.13

Key variances between the nine months ended September 30, 2022 and September 30, 2021, included:

(in thousands, except per share data)	Pre-tax Income	Net Income	Earnings Per Share
Nine Months Ended September 30, 2021 Reported Results	$81,309	$60,754	$3.45

Adjusting for Unusual Items:
Gain from sales of assets	1,902	1,391	0.08
Interest income from Federal Income Tax refund	628	459	0.03
Absence of CARES Act items recognized during the third quarter of 2021	—	(922)	(0.05)
Absence of deferral of COVID-19 expenses per PSCs orders	(2,545)	(1,861)	(0.10)
	(15)	(933)	(0.04)

Increased (Decreased) Adjusted Gross Margins:
Contributions from acquisitions*	7,444	5,442	0.31
Natural gas transmission service expansions*	3,720	2,719	0.15
Natural gas growth including conversions (excluding service expansions)	2,907	2,125	0.12
Contributions from regulated infrastructure programs *	2,824	2,064	0.12
Increased margins related to demand for CNG/RNG/LNG services*	2,090	1,528	0.09
Increased propane margins and fees	2,029	1,483	0.08
Higher operating results from Aspire Energy	1,000	731	0.04
Increased customer consumption - Inclusive of weather	877	641	0.04
Contribution from rates associated with recovery of pandemic related costs	780	570	0.03
Interim rates associated with the Florida natural gas base rate proceeding*	521	381	0.02
	24,192	17,684	1.00

(Increased) Decreased Operating Expenses (Excluding Natural Gas, Propane, and Electric Costs):
Operating expenses from recent acquisitions	(7,085)	(5,179)	(0.29)
Depreciation, amortization and property tax costs	(5,109)	(3,735)	(0.21)
Facilities expenses, maintenance costs and outside services	(1,370)	(1,002)	(0.06)
Increased vehicle expenses largely due to higher fuel costs	(946)	(692)	(0.04)
Payroll, benefits and other employee-related expenses	(701)	(512)	(0.03)
	(15,211)	(11,120)	(0.63)

Interest charges	(2,270)	(1,659)	(0.09)
Net other changes	(974)	(1,080)	(0.07)
Change in shares outstanding due to 2021 and 2022 equity offerings	—	—	(0.04)
	(3,244)	(2,739)	(0.20)
Nine Months Ended September 30, 2022 Reported Results	$87,031	$63,646	$3.58
*See the Major Projects and Initiatives table.

Summary of Key Factors
Recently Completed and Ongoing Major Projects and Initiatives
We constantly pursue and develop additional projects and initiatives to serve existing and new customers, and to further grow our businesses and earnings, with the intention to increase shareholder value. The following table includes the major projects/initiatives recently completed and currently underway. Major projects and initiatives that have generated consistent year-over-year adjusted gross margin contributions are removed from the table at the beginning of the next calendar year. In the future, we will add new projects and initiatives to this table once negotiations or details are substantially final and the associated earnings can be estimated.

	Adjusted Gross Margin
	Three Months Ended		Nine Months Ended		Year Ended	Estimate for
	September 30,		September 30,		December 31,	Fiscal
in thousands	2022	2021	2022	2021	2021	2022	2023
Pipeline Expansions:
Western Palm Beach County, Florida Expansion (1)	$1,307	$1,175	$3,922	$3,515	$4,729	$5,227	$5,227
Del-Mar Energy Pathway (1) (2)	1,729	1,049	5,179	2,854	4,584	6,980	6,980
Guernsey Power Station	373	47	1,004	141	187	1,380	1,486
Southern Expansion	—	—	—	—	—	—	586
Winter Haven Expansion	64	—	125	—	—	260	576
Beachside Pipeline Expansion	—	—	—	—	—	—	1,825
North Ocean City Connector	—	—	—	—	—	—	400
St. Cloud / Twin Lakes Expansion	—	—	—	—	—	—	414
Total Pipeline Expansions	3,473	2,271	10,230	6,510	9,500	13,847	17,494

CNG/RNG/LNG Transportation and Infrastructure	2,813	1,598	7,473	5,383	7,566	9,500	10,500

Acquisitions:
Propane Acquisitions	1,562	—	7,028	—	603	11,300	12,000
Escambia Meter Station	250	250	749	333	583	1,000	1,000
Total Acquisitions	1,812	250	7,777	333	1,186	12,300	13,000

Regulatory Initiatives:
Florida GRIP	5,022	4,306	14,824	12,543	16,995	19,858	20,154
Capital Cost Surcharge Programs	489	433	1,503	690	1,199	2,018	1,936
Elkton Gas STRIDE Plan	62	—	202	—	26	241	354
Florida Rate Case Proceeding	521	—	521	—	—	TBD	TBD
Total Regulatory Initiatives	6,094	4,739	17,050	13,233	18,220	22,117	22,444

Total	$14,192	$8,858	$42,530	$25,459	$36,472	$57,764	$63,438

(1) Includes adjusted gross margin generated from interim services.
(2) Includes adjusted gross margin from natural gas distribution services.

Detailed Discussion of Major Projects and Initiatives

Pipeline Expansions

West Palm Beach County, Florida Expansion
Peninsula Pipeline constructed four transmission lines to bring additional natural gas to our distribution system in West Palm Beach, Florida. The first phase of this project was placed into service in December 2018 with multiple phases placed into service leading up to the project's final completion in the fourth quarter of 2021. The project generated incremental adjusted gross margin for the three and nine months ended September 30, 2022 of $0.1 million and $0.4 million, respectively, compared to 2021. We estimate that the project will generate annual adjusted gross margin of $5.2 million in 2022 and beyond.

Del-Mar Energy Pathway
In December 2019, the FERC issued an order approving the construction of the Del-Mar Energy Pathway project. The project was placed into service in the fourth quarter of 2021. The new facilities: (i) added 14,300 Dts/d of firm service to four customers, (ii) provide additional natural gas transmission pipeline infrastructure in eastern Sussex County, Delaware, and (iii) represent the first extension of Eastern Shore’s pipeline system into Somerset County, Maryland. The project generated additional adjusted gross margin for the three and nine months ended September 30, 2022 of $0.7 million and $2.3 million, respectively. The estimated annual adjusted gross margin from this project, including natural gas distribution service in Somerset County, Maryland, is approximately $7.0 million in 2022 and beyond subject to further increase as the distribution system continues to build out the area.

Guernsey Power Station
Guernsey Power Station and the Company's affiliate, Aspire Energy Express, entered into a precedent agreement for firm transportation capacity whereby Guernsey Power Station will construct a power generation facility and Aspire Energy Express will provide firm natural gas transportation service to this facility. Guernsey Power Station commenced construction of the project in October 2019. Aspire Energy Express completed construction of the gas transmission facilities in the fourth quarter of 2021. This project added $0.3 million and $0.9 million of adjusted gross margin for the three and nine months ended September 30, 2022, respectively, and is expected to produce adjusted gross margin of approximately $1.4 million in 2022 and $1.5 million in 2023 and beyond.

Southern Expansion
Pending FERC authorization, Eastern Shore plans to install a new natural gas driven compressor skid unit at its existing Bridgeville, Delaware compressor station that will provide 7,300 Dts of incremental firm transportation pipeline capacity. The project is currently estimated to go into service in the fourth quarter of 2023. Eastern Shore expects the Southern Expansion project to generate annual adjusted gross margin of $0.6 million in 2023 and increase to an annual adjusted gross margin of $2.3 million in 2024 and thereafter.

Winter Haven Expansion
In May 2021, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with CFG for an incremental 6,800 Dts/d of firm service in the Winter Haven, Florida area. As part of this agreement, Peninsula Pipeline constructed a new interconnect with FGT and a new regulator station for CFG. This additional firm service is supporting new incremental load due to growth in the area, including providing service, most immediately, to a new can manufacturing facility, as well as reliability and operational benefits to CFG’s existing distribution system in the area. In connection with Peninsula Pipeline’s new regulator station, CFG also extended its distribution system to connect to the new station. This expansion was placed in service in the third quarter of 2022 and expects to generate adjusted gross margin of $0.3 million in 2022 once complete and $0.6 million in 2023 and thereafter.

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

North Ocean City Connector
During the second quarter of 2022, we began construction of an extension of service into North Ocean City, Maryland. Our Delaware natural gas division and Sandpiper plan to install approximately 5.7 miles of pipeline across southern Sussex County, Delaware to Fenwick Island, Delaware and Worcester County, Maryland. The project will produce additional capacity to serve new customers and reinforce our existing system in Ocean City, Maryland. We expect this expansion to generate additional annual adjusted gross margin of $0.4 million in 2023 and beyond, with additional margin opportunities from incremental growth.

St.Cloud / Twin Lakes Expansion
In July 2022, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with FPU for an additional 2,400 Dt/day of firm service in the St. Cloud, Florida area. As part of this agreement, Peninsula Pipeline will construct a pipeline extension and regulator station for FPU. The extension will be used to support new incremental load due to growth in the area, including providing service, most immediately, to the residential development, Twin Lakes. The expansion will also improve reliability and provide operational benefits to FPU’s existing distribution system in the area, supporting future growth. We expect this expansion to be in service in the second quarter of 2023 and generate adjusted gross margin of $0.4 million in 2023 and $0.6 million thereafter.

CNG/RNG/LNG Transportation and Infrastructure

We have made a commitment to meet customer demand for CNG, RNG and LNG in the markets we serve. This has included making investments within Marlin Gas Services to be able to transport these products through its virtual pipeline fleet to customers.To date, we have also made an infrastructure investment in Ohio, enabling RNG to fuel a third party landfill fleet and to transport RNG to end use customers off our pipeline system. Similarly, we announced in March 2022, the opening of a high-capacity CNG truck and tube trailer fueling station in Port Wentworth, Georgia. As one of the largest public access CNG stations on the East Coast, it will offer a RNG option to customers in the near future. We constructed the station in partnership with Atlanta Gas Light, a subsidiary of Southern Company Gas. In 2020, Atlanta Gas Light announced that Chesapeake Utilities constructed and maintains the station and ensures access to CNG and RNG for the many customers expected to fuel at the station.

We are also involved in various other projects, all at various stages and all with different opportunities to participate across the energy value chain. In many of these projects, Marlin will play a key role in ensuring the RNG is transported to one of our many pipeline systems where it will be injected. Accordingly, given the overlapping role of Marlin in many of these projects, we have combined our transportation services and infrastructure related adjusted gross margin discussion into one section.

For the three and nine months ended September 30, 2022, the Company generated $1.2 million and $2.0 million in additional adjusted gross margin associated with the transportation of CNG and RNG by Marlin’s virtual pipeline and Aspire Energy’s Noble Road RNG pipeline. The Company estimates annual adjusted gross margin of approximately $9.5 million in 2022, and $10.5 million in 2023 for these transportation related services, with potential for additional growth in future years.

Discussed below are some of the recently completed projects as well as a sample of the growth projects in which we are currently involved. As new projects are solidified, we will provide additional detail on those projects at that time.

Planet Found Development
In late October 2022, we consummated the acquisition of Planet Found Energy Development. Planet Found's farm scale anaerobic digestion pilot system and technology produces biogas from 1,200 tons of poultry litter annually, which can be used to create renewable energy in the form of electricity or upgraded to renewable natural gas. In addition to generating biogas, Planet Found’s nutrient capture system plays a major role in converting digestate into a nutrient-rich soil conditioner, which is distributed to bulk and retail markets under the brand Element Soil. The transaction will accelerate our efforts in converting poultry waste to renewable, sustainable energy while simultaneously improving the local environments in our service territories. The expertise, technologies and know-how can be leveraged for various scale projects across our geographic footprint.

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

The RNG source created from the organic waste from the BDC facility will be transported to an Eastern Shore interconnection, where the sustainable fuel will be introduced into our transmission system and ultimately distributed to our natural gas customers.

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

Acquisitions

Propane Acquisitions
On December 15, 2021, Sharp Energy acquired the propane operating assets of Diversified Energy for approximately $37.5 million net of cash acquired. There were multiple strategic benefits to this acquisition including it: (i) expanded the Company's propane territory into North Carolina and South Carolina while also expanding our existing footprint in Pennsylvania and Virginia, and (ii) included an established customer base with opportunities for future growth. Through this acquisition, the Company added approximately 19,000 residential, commercial and agricultural customers, along with distribution of approximately 10.0 million gallons of propane annually.

On June 13, 2022, Sharp acquired the propane operating assets of Davenport Energy's Siler City propane division for approximately $2.0 million. Through this acquisition, the Company expands its operating footprint further into North Carolina, where customers will be served by Sharp Energy’s Diversified Energy division. The acquisition adds approximately 850 customers and distribution of approximately 406,000 gallons of propane annually to Sharp Energy’s territory. The financial results of this acquisition are included in Sharp Energy's Diversified Energy division given geographic proximity and other synergies within the service territory.

For the three and nine months ended September 30, 2022, these acquisitions contributed $1.6 million and $7.0 million, respectively, in adjusted gross margin and are expected to generate $11.3 million of additional adjusted gross margin in 2022 and $12.0 million in 2023.

Escambia Meter Station
In June 2021, Peninsula Pipeline purchased the Escambia Meter Station from Florida Power and Light and entered into a Transportation Service Agreement with Gulf Power Company to provide up to 530,000 Dts/d of firm service from an interconnect with FGT to Florida Power & Light’s Crist Lateral pipeline. The Florida Power & Light Crist Lateral provides gas supply to their natural gas fired power plant owned by Florida Power & Light in Pensacola, Florida. We generated $0.4 million in additional adjusted gross margin in the first nine months of 2022 and we estimate that this acquisition will generate adjusted gross margin of approximately $1.0 million in 2022 and beyond.

Regulatory Initiatives

Florida GRIP
Florida GRIP is a natural gas pipe replacement program approved by the Florida PSC that allows automatic recovery, through rates, of costs associated with the replacement of mains and services. Since the program's inception in August 2012, the Company has invested $201.4 million of capital expenditures to replace 351 miles of qualifying distribution mains, including $11.9 million of new pipes during the first nine months of 2022. GRIP generated additional gross margin of $0.7 million and $2.3 million, respectively, for the three and nine months ended September 30, 2022 compared to 2021. We are currently projecting to complete this program in 2022 and expect to generate adjusted gross margin of $19.9 million and $20.2 million in 2022 and 2023, respectively. The adjusted gross margin on GRIP investments will continue to be generated as we have included the investments, and the associated expenses, in the base rate proceeding that was filed in May 2022.

Capital Cost Surcharge Programs
In December 2019, the FERC approved Eastern Shore’s capital cost surcharge to become effective January 1, 2020. The surcharge, an approved item in the settlement of Eastern Shore’s last general rate case, allows Eastern Shore to recover capital costs associated with mandated highway or railroad relocation projects that required the replacement of existing Eastern Shore facilities. For the three and nine months ended September 30, 2022, there was $0.1 million and $0.8 million, respectively, of incremental adjusted gross margin generated pursuant to the program. Eastern Shore expects to produce adjusted gross margin of approximately $2.0 million in 2022 and $1.9 million in 2023 from relocation projects, which is ultimately dependent upon the timing of filings and the completion of construction.

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

Florida Natural Gas Base Rate Proceeding
In May 2022, our natural gas distribution businesses in Florida, FPU, FPU-Indiantown division, FPU-Fort Meade division and Chesapeake Utilities CFG division (collectively, “Florida natural gas distribution businesses”) filed a consolidated natural gas rate case with the Florida PSC. In connection with the application, the Company is seeking approval of the following: (i) interim rate relief of approximately $7.2 million on an annualized basis, subject to refund, pending the outcome of the rate case proceeding; (ii) a permanent rate relief of approximately $24.1 million, effective January 1, 2023, (iii) a depreciation study also submitted with filing; (iv) authorization to make certain changes to tariffs to include the consolidation of rates and rate structure across the businesses and to unify the Florida natural gas distribution businesses under FPU; (v) authorization to retain acquisition adjustment in the revenue requirement; and (vi) authorization to establish an environmental remediation surcharge for the purposes of addressing future expected remediation costs for manufactured gas plant sites. In August 2022, interim rates were approved by the Florida PSC in the amount of approximately $7.7 million on an annualized basis, effective for all meter readings in September 2022. The interim rates are subject to refund pending the final outcome of the rate case proceeding. The discovery process concluded in early October 2022 and the hearings for the proceeding were held later in the month. The outcome of the application is subject to review and approval by the Florida PSC.

COVID-19 Regulatory Proceeding
In October 2020, the Florida PSC approved a joint petition of our natural gas and electric distribution utilities in Florida to establish a regulatory asset to record incremental expenses incurred due to COVID-19. The regulatory asset allows us to obtain recovery of these costs in the next base rate proceedings. In November 2020, the Office of Public Counsel filed a protest to the order approving the establishment of this regulatory asset treatment. The Company’s Florida regulated business units reached a settlement with the Florida OPC in June 2021. The settlement allowed the business units to establish a regulatory asset of $2.1 million. This amount includes COVID-19 related incremental expenses for bad debt write-offs, personnel protective equipment, cleaning and business information services for remote work. Our Florida regulated business units are currently amortizing the amount over two years effective January 1, 2022 and recover the regulatory asset through the Purchased Gas Adjustment and Swing Service mechanisms for the natural gas business units and through the Fuel Purchased Power Cost Recovery clause for the electric division. This results in annual additional adjusted gross margin of $1.0 million that will be offset by a corresponding amortization of regulatory asset expense for both 2022 and 2023.

Storm Protection Plan
In 2020, the Florida PSC implemented the SPP and SPPCR rules, which require electric utilities to petition the Florida PSC for approval of a Transmission and Distribution Storm Protection Plan that covers the utility’s immediate 10-year planning period with updates to the plan at least every 3 years. The SPPCR rules allow the utility to file for recovery of associated costs related to its SPP. Our SPP plan was filed in April 2022, and hearings were held in August 2022. The SPP was approved with modifications by the Florida PSC on October 4, 2022. The SPPCRC was filed in May 2022 with requested rates effective January 1, 2023. The SPPCRC hearing is scheduled for November 2022.

Other Major Factors Influencing Adjusted Gross Margin
Weather Impact
Weather was not a significant factor during the third quarter of 2022. For the nine-month period, weather conditions accounted for $0.2 million of decreased gross margin compared to the same period in 2021. Assuming normal temperatures, as detailed below, gross margin would have been higher by $1.3 million. The following table summarizes HDD and CDD variances from the 10-year average HDD/CDD ("Normal") for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021	Variance	2022	2021	Variance
Delmarva Peninsula
Actual HDD	28	9	19	2,603	2,595	8
10-Year Average HDD ("Normal")	43	47	(4)	2,710	2,736	(26)
Variance from Normal	(15)	(38)		(107)	(141)
Florida
Actual HDD	1	1	—	535	573	(38)
10-Year Average HDD ("Normal")	1	1	—	543	550	(7)
Variance from Normal	—	—		(8)	23
Ohio
Actual HDD	84	41	43	3,614	3,489	125
10-Year Average HDD ("Normal")	72	78	(6)	3,614	3,660	(46)
Variance from Normal	12	(37)		—	(171)
Florida
Actual CDD	1,303	1,330	(27)	2,486	2,340	146
10-Year Average CDD ("Normal")	1,393	1,402	(9)	2,535	2,563	(28)
Variance from Normal	(90)	(72)		(49)	(223)

Natural Gas Distribution Adjusted Gross Margin Growth
Customer growth for our natural gas distribution operations, as a result of the addition of new customers and the conversion of customers from alternative fuel sources to natural gas service, generated $0.8 million and $2.9 million of additional adjusted gross margin for the three and nine months ended September 30, 2022. The average number of residential customers served on the Delmarva Peninsula increased by 5.8 percent and 5.6 percent for the three and nine months ended September 30, 2022, while Florida customers increased by 4.4 percent and 4.2 percent for the three and nine month periods. A larger percentage of the adjusted gross margin growth was generated from residential growth given the expansion of natural gas into new housing communities and conversions to natural gas as our distribution infrastructure continues to build out. We anticipate continued customer growth, as new communities continue to build out due to population growth and additional infrastructure is added to support the growth. The details for the three and nine months ended September 30, 2022 are provided in the following table:

	Three Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2022
(in thousands)	Delmarva Peninsula	Florida	Delmarva Peninsula	Florida
Customer Growth:
Residential	$252	$207	$1,508	$701
Commercial and industrial	268	48	427	271
Total Customer Growth	$520	$255	$1,935	$972

Regulated Energy Segment

For the quarter ended September 30, 2022, compared to the quarter ended September 30, 2021:

	Three Months Ended
	September 30,		Increase
	2022	2021	(decrease)
(in thousands)
Revenue	$90,980	$80,396	$10,584
Regulated natural gas and electric costs	21,248	15,294	5,954
Adjusted gross margin (1)	69,732	65,102	4,630
Operations & maintenance	27,668	24,645	3,023
Depreciation & amortization	13,271	12,296	975
Other taxes	5,130	4,791	339
Total operating expenses	46,069	41,732	4,337
Operating income	$23,663	$23,370	$293
(1) Adjusted Gross Margin is a non-GAAP measure utilized by Management to review business unit performance. For a more detailed discussion on the differences between Gross Margin (GAAP) and Adjusted Gross Margin, see the Reconciliation of GAAP to Non-GAAP Measures presented above.

Operating income for the Regulated Energy segment for the third quarter of 2022 was $23.7 million, an increase of $0.3 million, or 1.3 percent, over the same period in 2021.The third quarter of 2021 included a $2.1 million reduction in other operating expenses resulting from regulatory deferral of certain costs associated with the COVID-19 pandemic. Absent this benefit, operating income increased $2.4 million, or 10.2 percent. Higher operating income reflects continued pipeline expansions by Eastern Shore, Peninsula Pipeline and Aspire Energy Express, incremental contributions from regulated infrastructure programs, organic growth in our natural gas distribution businesses, increased customer consumption and interim rates associated with the Florida natural gas base rate proceeding. After considering the benefits of regulatory asset accounting in 2021, operating expenses increased by $2.3 million compared to the prior year quarter primarily due to a higher level of depreciation, amortization and property taxes, facilities, maintenance and outside services costs and increased vehicle expense resulting from higher fuel costs. The increase was partially offset by a lower level of payroll and benefits expenses.

Items contributing to the quarter-over-quarter increase in adjusted gross margin are listed in the following table:

(in thousands)
Natural gas transmission service expansions	$1,202
Contributions from regulated infrastructure programs	820
Natural gas growth including conversions (excluding service expansions)	775
Changes in customer consumption	640
Interim rates associated with the Florida natural gas base rate proceeding	521
Contributions from rates associated with recovery of pandemic related costs	260
Other variances	412
Quarter-over-quarter increase in adjusted gross margin	$4,630
The following narrative discussion provides further detail and analysis of the significant items in the foregoing table.

Natural Gas Transmission Service Expansions
We generated increased adjusted gross margin of $1.2 million for the three months ended September 30, 2022 from natural gas transmission service expansions including, Peninsula Pipeline's Western Palm Beach County project, Eastern Shore's Del-Mar Energy Pathway project and Aspire Energy Express' Guernsey pipeline expansion.

Contributions from Regulated Infrastructure Programs
Contributions from regulated infrastructure programs generated incremental adjusted gross margin of $0.8 million in the third quarter of 2022. The increase in adjusted gross margin was primarily related to continued investment in the Florida GRIP, Eastern Shore's capital surcharge program and the Elkton Gas STRIDE Plan. Refer to Note 5, Rates and Other Regulatory Activities, in the condensed consolidated financial statements for additional information.

Natural Gas Distribution Customer Growth
We generated additional adjusted gross margin of $0.8 million from natural gas customer growth. Adjusted gross margin increased by $0.3 million in Florida and $0.5 million on the Delmarva Peninsula for the three months ended September 30,

2022, as compared to the same period in 2021, due primarily to residential customer growth of 4.4 percent and 5.8 percent in Florida and on the Delmarva Peninsula, respectively.
Changes in Customer Consumption
Increased customer consumption contributed additional adjusted gross margin of $0.6 million in the third quarter of 2022.

Interim Rates Associated with the Florida Natural Gas Base Rate Proceeding
In August 2022, the Florida PSC approved interim rates starting in September 2022. These interim rates contributed additional adjusted gross margin of $0.5 million. Please refer to Note 5, Rates and Other Regulatory Activities, in the condensed consolidated financial statements for additional information.

Contributions from Rates Associated with Recovery of Pandemic Related Costs
In July 2021, the Florida PSC approved an order that allowed us to establish a regulatory asset to recover incremental expenses we incurred due to COVID-19 resulting in additional adjusted gross margin of $0.3 million for the quarter.

Operating Expenses
Items contributing to the quarter-over-quarter increase in operating expenses are listed in the following table:

(in thousands)
Absence of regulatory deferral of COVID-19 expenses per PSCs orders	$2,080
Depreciation, amortization and property taxes	1,431
Facilities expenses, maintenance costs and outside services	1,145
Payroll, benefits and other employee related costs	(735)
Other variances	416
Quarter-over-quarter increase in operating expenses	$4,337

For the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021:

	Nine Months Ended
	September 30,		Increase
	2022	2021	(decrease)
(in thousands)
Revenue	$311,064	$282,503	$28,561
Regulated natural gas and electric costs	88,264	72,785	15,479
Adjusted gross margin (1)	222,800	209,718	13,082
Operations & maintenance	83,288	79,738	3,550
Depreciation & amortization	39,496	36,156	3,340
Other taxes	15,814	14,989	825
Total operating expenses	138,598	130,883	7,715
Operating income	$84,202	$78,835	$5,367
(1) Adjusted Gross Margin is a non-GAAP measure utilized by Management to review business unit performance. For a more detailed discussion on the differences between Gross Margin (GAAP) and Adjusted Gross Margin, see the Reconciliation of GAAP to Non-GAAP Measures presented above.

Operating income for the Regulated Energy segment for the nine months ended September 30, 2022 was $84.2 million, an increase of $5.4 million, or 6.8 percent, over the same period in 2021. Operating income through the first nine months of 2021 included a $2.5 million reduction in other operating expenses resulting from regulatory deferral of certain costs associated with the COVID-19 pandemic. Absent this benefit, operating income increased $7.9 million, or 10.0 percent. Higher operating income reflects continued pipeline expansions by Eastern Shore, Peninsula Pipeline and Aspire Energy Express, organic growth in our natural gas distribution businesses, incremental contributions from regulated infrastructure programs, increased customer consumption, interim rates associated with the Florida natural gas base rate proceeding, cost recovery associated with pandemic related costs, and operating results from the Escambia Meter Station acquisition completed in 2021. After considering the benefits of regulatory asset accounting in 2021, operating expenses increased by $5.2 million compared to the prior year primarily due to a higher level of depreciation and amortization, property taxes, facilities, maintenance costs, outside services and vehicle expenses largely due to higher fuel costs.

Items contributing to the period-over-period increase in adjusted gross margin are listed in the following table:

(in thousands)
Natural gas transmission service expansions	$3,720
Natural gas growth including conversions (excluding service expansions)	2,907
Contributions from regulated infrastructure programs	2,824
Changes in customer consumption	1,089
Contributions from rates associated with recovery of pandemic related costs	780
Interim rates associated with the Florida natural gas base rate proceeding	521
Escambia Meter Station acquisition	416
Other variances	825
Period-over-period increase in adjusted gross margin	$13,082
The following narrative discussion provides further detail and analysis of the significant items in the foregoing table.

Natural Gas Transmission Service Expansions
We generated increased adjusted gross margin of $3.7 million for the nine months ended September 30, 2022 from natural gas transmission service expansions including, Peninsula Pipeline's Western Palm Beach County project, Eastern Shore's Del-Mar Energy Pathway project and the Guernsey pipeline expansion.

Natural Gas Distribution Customer Growth
We generated additional adjusted gross margin of $2.9 million from natural gas customer growth. Adjusted gross margin increased by $1.0 million in Florida and $1.9 million on the Delmarva Peninsula for the nine months ended September 30, 2022, as compared to the same period in 2021, due primarily to residential customer growth of 4.2 percent and 5.6 percent in Florida and on the Delmarva Peninsula, respectively.

Contributions from Regulated Infrastructure Programs
Contributions from regulated infrastructure programs generated incremental adjusted gross margin of $2.8 million for the nine months ended September 30, 2022. The increase in adjusted gross margin was primarily related to continued investment in the Florida GRIP, Eastern Shore's capital surcharge program and the Elkton Gas STRIDE Plan. Refer to Note 5, Rates and Other Regulatory Activities, in the condensed consolidated financial statements for additional information.

Changes in Customer Consumption
Increased customer consumption contributed additional adjusted gross margin of $1.1 million for the nine months ended September 30, 2022.

Contributions from Rates Associated with Recovery of Pandemic Related Costs
In July 2021, the Florida PSC approved an order that allowed us to establish a regulatory asset to recover incremental expenses we incurred due to COVID resulting in additional adjusted gross margin of $0.8 million for the nine months ended September 30, 2022.

Interim Rates Associated with the Florida Natural Gas Base Rate Proceeding
In August 2022, the Florida PSC approved interim rates starting in September 2022. These interim rates contributed additional adjusted gross margin of $0.5 million. Please refer to Note 5, Rates and Other Regulatory Activities, in the condensed consolidated financial statements for additional information.

Acquisitions
Adjusted gross margin increased by $0.4 million due to the acquisition of the Escambia Meter Station which was consummated in June 2021.

Operating Expenses
Items contributing to the period-over-period increase in operating expenses are listed in the following table:

(in thousands)
Depreciation, amortization and property taxes	$4,408
Absence of deferral of COVID-19 expenses per PSCs orders	2,545
Facilities expenses, maintenance costs and outside services	1,122
Increased vehicle expenses largely due to higher fuel costs	348
Other variances	(708)
Period-over-period increase in operating expenses	$7,715

Unregulated Energy Segment

For the quarter ended September 30, 2022, compared to the quarter ended September 30, 2021:

	Three Months Ended
	September 30,		Increase
	2022	2021	(decrease)
(in thousands)
Revenue	$47,914	$32,110	$15,804
Unregulated propane and natural gas costs	30,768	17,213	13,555
Adjusted gross margin (1)	17,146	14,897	2,249
Operations & maintenance	17,089	13,451	3,638
Depreciation & amortization	4,071	3,491	580
Other taxes	1,042	907	135
Total operating expenses	22,202	17,849	4,353
Operating Income (loss)	$(5,056)	$(2,952)	$(2,104)
(1) Adjusted Gross Margin is a non-GAAP measure utilized by Management to review business unit performance. For a more detailed discussion on the differences between Gross Margin (GAAP) and Adjusted Gross Margin, see the Reconciliation of GAAP to Non-GAAP Measures presented above.

Operating results for the Unregulated Energy segment for the third quarter of 2022 decreased by $2.1 million compared to the same period in 2021. The operating results for this segment typically are impacted by seasonal variances, with the first and fourth quarters generating a significantly larger portion of adjusted gross margin as a result of colder temperatures generally contributing to higher customer demand. Operating results for the second and third quarters historically have been lower due to reduced customer demand during the warmer periods of the year. The impact to operating income may not align with the seasonal variations in adjusted gross margin as many of the operating expenses are recognized ratably over the course of the year. This seasonality impact on second and third quarters has grown with the acquisition of Diversified Energy in late 2021.

Performance in the Unregulated Energy segment during the third quarter was driven by incremental adjusted gross margin from Diversified Energy, increased demand for CNG, RNG and LNG services and expanded propane margins including higher service fees. Additionally, we experienced increased operating expenses associated with the acquisition of Diversified Energy as well as increased costs for facilities, maintenance, and outside services, higher payroll, benefits and employee related expenses driven by competition in the current labor market, depreciation, amortization and property taxes and increased vehicle expenses largely due to rising fuel costs.
Items contributing to the quarter-over-quarter increase in adjusted gross margin are listed in the following table:

(in thousands)
Propane Operations
Propane acquisitions completed in 2022 and 2021	$1,562
Increased propane margins and service fees	206
CNG/RNG/LNG Transportation and Infrastructure
Increased demand for CNG/RNG/LNG Services	1,215
Aspire Energy
Decreased customer consumption - primarily weather related	(183)
Decreased margins - rate changes and natural gas liquid processing	(131)
Other variances	(420)
Quarter-over-quarter increase in adjusted gross margin	$2,249
The following narrative discussion provides further detail and analysis of the significant items in the foregoing table.
Propane Operations
•Recent propane acquisitions - Adjusted gross margin increased by $1.6 million due to recent propane acquisitions completed in 2021 and 2022.

•Increased Retail Propane Margins and Service Fees - Adjusted gross margin increased by $0.2 million for the three months ended September 30, 2022, mainly due to increased customer service fees.
CNG/RNG/LNG Transportation and Infrastructure
•Increased demand for CNG/RNG/LNG services - Adjusted gross margin increased by $1.2 million during the third quarter as compared to the same period in the prior year due to higher demand for CNG hold services and contributions from an Aspire RNG project .
Aspire Energy
•Decreased Customer Consumption - Adjusted gross margin decreased by $0.2 million due to lower demand.
•Decreased Margins - Adjusted gross margin decreased by $0.1 million during the third quarter of 2022 over the same period in 2021, including rate changes and reductions from natural gas liquid processing.

Operating Expenses
Items contributing to the quarter-over-quarter increase in operating expenses are listed in the following table:

(in thousands)
Operating expenses associated with recent propane acquisitions	$2,377
Increased facilities expenses, maintenance costs and outside services	594
Increased payroll, benefits and other employee-related expenses	432
Increased depreciation, amortization and property tax costs	268
Increased vehicle expenses largely due to higher fuel costs	213
Other variances	469
Quarter-over-quarter increase in operating expenses	$4,353
Diversified Energy's operating results reflected lower adjusted gross margins during the third quarter of 2022 which is in line with the seasonality typically experienced during the second and third quarters by our legacy propane distribution businesses.
For the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021:

	Nine Months Ended
	September 30,		Increase
	2022	2021	(decrease)
(in thousands)
Revenue	$202,669	$141,642	$61,027
Unregulated propane and natural gas costs	120,476	70,017	50,459
Adjusted gross margin (1)	82,193	71,625	10,568
Operations & maintenance	51,301	42,713	8,588
Depreciation & amortization	12,025	10,271	1,754
Other taxes	3,310	3,017	293
Total operating expenses	66,636	56,001	10,635
Operating Income	$15,557	$15,624	$(67)
(1) Adjusted Gross Margin is a non-GAAP measure utilized by Management to review business unit performance. For a more detailed discussion on the differences between Gross Margin (GAAP) and Adjusted Gross Margin, see the Reconciliation of GAAP to Non-GAAP Measures presented above.

Operating results for the Unregulated Energy segment for the nine months ended September 30, 2022 were comparable to the same period in 2021.

Operating results during the first nine months of 2022 were driven by contributions from the acquisition of Diversified Energy, increased propane margins including higher service fees, increased demand for CNG, RNG and LNG services and margin improvement from Aspire Energy. These increases were partially offset by reduced consumption in our propane operations. Additionally, we experienced increased operating expenses associated with the acquisition of Diversified Energy, including costs to integrate the business in Sharp's operating practices, as well as increased payroll, benefits and employee related expenses, depreciation, amortization and property taxes, increased vehicle expenses largely due to rising fuel costs and increased costs for facilities, maintenance and outside services.
Items contributing to the period-over-period increase in adjusted gross margin are listed in the following table:

(in thousands)
Propane Operations
Propane acquisitions completed in 2022 and 2021	$7,028
Increased propane margins and service fees	2,029
Decreased customer consumption due to conversion of customers to our natural gas system	(530)
Decreased customer consumption - intra-quarter weather volatility	(495)
CNG/RNG/LNG Transportation and Infrastructure
Increased demand for CNG/RNG/LNG services	2,090
Aspire Energy
Increased margins - rate changes and natural gas liquid processing	1,000
Increased customer consumption - primarily weather related	282
Other variances	(836)
Period-over-period increase in adjusted gross margin	$10,568
The following narrative discussion provides further detail and analysis of the significant items in the foregoing table.
Propane Operations
•Recent propane acquisitions - Adjusted gross margin increased by $7.0 million due to the acquisition of Diversified Energy, which was acquired by Sharp in December 2021.
•Increased Retail Propane Margins and Service Fees - Adjusted gross margin increased by $2.0 million for the nine months ended September 30, 2022, mainly due to increased customer service fees. Propane margins also increased due to gains with our SWAP agreements. These market conditions, which include market pricing and competition with other propane suppliers, as well as the availability and price of alternative energy sources, may fluctuate based on changes in demand, supply and other energy commodity prices.
•Decreased customer consumption due to conversion of customers to natural gas - Adjusted gross margin decreased by $0.5 million as more customers converted from propane to natural gas.
•Decreased Customer Consumption due to weather - Adjusted gross margin decreased by $0.5 million due to reduced customer consumption during the first quarter of 2022 compared to the same period in 2021 due to intra-quarter weather volatility.
CNG/RNG/LNG Transportation and Infrastructure
•Increased demand for CNG services - Adjusted gross margin increased by $2.1 million for the nine months ended September 30, 2022 as compared to the same period in the prior year due to higher demand for CNG hold services for Marlin and contributions from an Aspire RNG project.
Aspire Energy
•Increased Margins - Adjusted gross margin increased by $1.0 million during the first nine months of 2022 over the same period in 2021, including rate changes and improvements from natural gas liquid processing.

•Increased Customer Consumption Primarily Weather Related - Adjusted gross margin increased by $0.3 million due to higher consumption of gas as weather in Ohio was approximately 4 percent colder for the nine months ended September 30, 2022 over the same period in 2021.

Operating Expenses
Items contributing to the period-over-period increase in operating expenses are listed in the following table:

(in thousands)
Operating expenses associated with recent propane acquisitions	$7,085
Increased payroll, benefits and other employee-related expenses	1,253
Increased depreciation, amortization and property tax costs	743
Increased vehicle expenses largely due to higher fuel costs	598
Increased facilities expenses, maintenance costs and outside services	584
Other variances	372
Period-over-period increase in operating expenses	$10,635

OTHER INCOME, NET
For the quarter ended September 30, 2022 compared to the quarter ended September 30, 2021
Other income, net, which includes non-operating investment income, interest income, late fees charged to customers, gains or losses from the sale of assets and pension and other benefits expense, increased by $0.6 million in the third quarter of 2022, compared to the same period in 2021. The increase was primarily due to interest income received in connection to a Federal Income Tax refund.

For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021
Other income, net, which includes non-operating investment income, interest income, late fees charged to customers, gains or losses from the sale of assets and pension and other benefits expense, increased by $2.3 million in the nine months of 2022, compared to the same period in 2021. The increase was primarily due to gains recognized on the sale of assets and interest income received in connection to a Federal Income Tax refund.

INTEREST CHARGES
For the quarter ended September 30, 2022 compared to the quarter ended September 30, 2021
Interest charges for the three months ended September 30, 2022 increased by $1.3 million, compared to the same period in 2021, attributable primarily to an increase of $0.8 million in higher interest rates on outstanding borrowings under our Revolver and $0.4 million in interest expense as a result of a long-term debt placement in 2022. During the third quarter of 2022, the interest rate associated with our Revolver increased by 1.47 percent as a result of the Federal Reserve raising interest rates. Any additional increases in interest rates by the Federal Reserve would have a corresponding increase in the interest rates charged under our Revolver.

For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021
Interest charges for the nine months ended September 30, 2022 increased by $2.3 million, compared to the same period in 2021, attributable primarily to an increase of $1.0 million in interest expense as a result of a long-term debt placement in 2022, $0.7 million in higher interest rates on outstanding borrowings under our Revolver, $0.2 million due to lower capitalized interest associated with growth projects, $0.2 million of an amortization credit/increase in interest expense associated with a regulatory liability that was established in connection with the Hurricane Michael regulatory proceeding settlement in 2020, and $0.1 million related to amounts assessed by state and local taxing authorities. During the first nine months of 2022, the interest rate associated with our Revolver increased by 3.03 percent as a result of the Federal Reserve raising interest rates. Any additional increases in interest rates by the Federal Reserve would have a corresponding increase in the interest rates charged under our Revolver.

INCOME TAXES
For the quarter ended September 30, 2022 compared to the quarter ended September 30, 2021
Income tax expense was $3.7 million for the quarter ended September 30, 2022, compared to $3.0 million for the quarter ended September 30, 2021. Our effective income tax rate was 27.7 percent and 19.3 percent, for the three months ended September 30, 2022 and 2021, respectively.

For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021
Income tax expense was $23.4 million for the nine months ended September 30, 2022, compared to $20.6 million for the nine months ended September 30, 2021. Our effective income tax rate was 26.9 percent and 25.3 percent, for the nine months ended September 30, 2022 and 2021, respectively.

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
Capital expenditures for investments in new or acquired plant and equipment are our largest capital requirements. Our capital expenditures were $95.5 million for the nine months ended September 30, 2022. In the table below, we have provided an updated range of our forecasted capital expenditures for 2022:

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

The capital expenditure projection is subject to continuous review and modification. During the first nine months of 2022, the Company experienced a reduced level of new capital investments due to regulatory delays and supply chain disruptions. As a result, the Company decreased its capital expenditure guidance range to $140 million to $175 million for 2022. The Company expects these delays in timing to be temporary.Actual capital requirements may vary from the above estimates due to a number of factors, including changing economic conditions, supply chain disruptions, capital delays that are greater than currently anticipated, customer growth in existing areas, regulation, new growth or acquisition opportunities and availability of capital. Historically, actual capital expenditures have typically lagged behind the budgeted amounts.
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
The following table presents our capitalization, excluding and including short-term borrowings, as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
(in thousands)
Long-term debt, net of current maturities	$583,833	42%	$549,903	42%
Stockholders’ equity	814,438	58%	774,130	58%
Total capitalization, excluding short-term debt	$1,398,271	100%	$1,324,033	100%

	September 30, 2022		December 31, 2021
(in thousands)
Short-term debt	$167,332	11%	$221,634	14%
Long-term debt, including current maturities	605,311	38%	567,865	36%
Stockholders’ equity	814,438	51%	774,130	50%
Total capitalization, including short-term debt	$1,587,081	100%	$1,563,629	100%
Our target ratio of equity to total capitalization, including short-term borrowings, is between 50 and 60 percent. Our equity to total capitalization ratio, including short-term borrowings, was 51 percent as of September 30, 2022. We seek to align permanent financing with the in-service dates of our capital projects. We may utilize more temporary short-term debt when the financing cost is attractive as a bridge to the permanent long-term financing or if the equity markets are volatile.
In 2022, we issued less than 0.1 million shares at an average price per share of $136.87 and received net proceeds of $4.4 million under the DRIP. See Note 9, Stockholders’ Equity, in the condensed consolidated financial statements for additional information on commissions and fees paid in connection with these issuances.
Shelf Agreements
We have entered into Shelf Agreements with Prudential and MetLife, whom are under no obligation to purchase any unsecured debt. The following table summarizes our Shelf Agreements at September 30, 2022:

(in thousands)	Total Borrowing Capacity	Less: Amount of Debt Issued	Less: Unfunded Commitments	Remaining Borrowing Capacity
Shelf Agreement
Prudential Shelf Agreement (1)(2)	$370,000	$(220,000)	$(80,000)	$70,000
MetLife Shelf Agreement (1)	150,000	(50,000)	—	100,000
Total Shelf Agreements as of September 30, 2022	$520,000	$(270,000)	$(80,000)	$170,000
(1) The Prudential and MetLife Shelf Agreements expire in April 2023 and May 2023, respectively.
(2) Unfunded commitments of $80 million reflects Senior Notes expected to be issued on or before March 14, 2023.

The Senior Notes, Shelf Agreements or Shelf Notes set forth certain business covenants to which we are subject when any note is outstanding, including covenants that limit or restrict our ability, and the ability of our subsidiaries, to incur indebtedness, or place or permit liens and encumbrances on any of our property or the property of our subsidiaries.

Short-term Borrowings
We are authorized by our Board of Directors to borrow up to $400.0 million of short-term debt, as required. At September 30, 2022 and December 31, 2021, we had $167.3 million and $221.6 million, respectively, of short-term borrowings outstanding at a weighted average interest rate of 4.13 percent and 0.83 percent respectively. Included in the September 30, 2022 balance, is $50.0 million in short-term debt for which we have entered into an interest rate swap agreement.
In August 2021 we amended and restated our Revolver into a multi-tranche facility totaling $400.0 million with multiple participating lenders. The two tranches of the Revolver consist of one $200.0 million 364-day short-term debt tranche and a $200.0 million five-year tranche which expires in August 2026, both of which have three (3) one-year extension options, which can be authorized by our Chief Financial Officer. We are eligible to establish the repayment term for individual borrowings under the five year tranche of the Revolver and to the extent that an individual loan under the Revolver exceeded 12 months, the outstanding balance would be classified as a component of long-term debt.
In August 2022, we amended both tranches of the Revolver, which now bear interest using SOFR as the benchmark interest rate, plus a 10-basis point SOFR adjustment, in lieu of LIBOR which is being retired by financial institutions. In addition, the 364-day tranche was extended for the upcoming year, expiring in August 2023. Furthermore, the previous covenant capping the aggregate investments at $150.0 million where we maintain a less than 50 percent ownership interest has been eliminated and the 364 day tranche of the facility now offers a reduced interest margin similar to the five-year tranche for amounts borrowed in connection with sustainable investments. All other terms and conditions remained unchanged.
The availability of funds under the Revolver is subject to conditions specified in the credit agreement, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in the Revolver's loan documents. We are required by the financial covenants in the Revolver to maintain, at the end of each fiscal year, a funded indebtedness ratio of no greater than 65 percent. As of September 30, 2022, we are in compliance with this covenant.

Both tranches of the Revolver are available to fund our short-term cash needs, seasonal working capital requirements and to temporarily finance portions of our capital expenditures. Borrowings under both tranches of the Revolver are subject to a pricing grid, including the commitment fee and the interest rate charged. Our pricing is adjusted each quarter based upon total indebtedness to total capitalization ratio. As of September 30, 2022, the pricing under the 364-day tranche of the Revolver does not include an unused commitment fee and reflects an interest rate of 70 basis points over SOFR plus a 10 basis point SOFR adjustment. As of September 30, 2022, the pricing under the five-year tranche of the Revolver included an unused commitment fee of 9 basis points and an interest rate of 95 basis points over SOFR plus a 10 basis point SOFR adjustment.

Our total available credit under the Revolver at September 30, 2022 was $227.4 million. As of September 30, 2022, we had issued $5.3 million in letters of credit to various counterparties under the syndicated Revolvers. These letters of credit are not included in the outstanding short-term borrowings and we do not anticipate that they will be drawn upon by the counterparties. The letters of credit reduce the available borrowings under our syndicated Revolver.
In the fourth quarter of 2020, we entered into two $30.0 million interest rate swaps with a total notional amount of $60.0 million through December 2021 with pricing of 0.205 and 0.20 over LIBOR, respectively. In February 2021, we entered into an additional interest rate swap with a notional amount of $40.0 million through December 2021 with pricing of 0.17 over LIBOR. In the third quarter of 2022, we entered into an interest rate swap with a notional amount of $50.0 million through September 30, 2025 at a pricing of 3.98 percent.

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

On September 28, 2022, we agreed to issue and Prudential agreed to purchase 5.43 percent Senior Notes due March 14, 2038 in the aggregate principal amount of $80.0 million. We expect to issue the Notes on or before March 14, 2023. We anticipate using the proceeds received from the issuance of the Notes to reduce short-term borrowings under our revolving credit facility and to fund capital expenditures.

Cash Flows
The following table provides a summary of our operating, investing and financing cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$136,010	$152,784
Investing activities	(97,127)	(148,076)
Financing activities	(41,379)	(2,321)
Net increase in cash and cash equivalents	(2,496)	2,387
Cash and cash equivalents—beginning of period	4,976	3,499
Cash and cash equivalents—end of period	$2,480	$5,886

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

During the nine months ended September 30, 2022, net cash provided by operating activities was $136.0 million. Operating cash flows were primarily impacted by the following:
•Net income, adjusted for non-cash adjustments, provided a $122.5 million source of cash;
•An increased level of deferred taxes associated with incremental tax depreciation from growth investments resulted in a source of cash of $16.2 million;
•Changes in net regulatory assets and liabilities due primarily to the change in fuel costs collected through the various cost recovery mechanisms resulted in a $27.5 million outflow of cash;
•Other working capital changes, impacted primarily by propane inventory purchases and hedging activities, resulted in a $26.2 million source of cash; and
•A decrease in income tax receivables increased cash inflows by $1.4 million.

Cash Flows Used in Investing Activities

Net cash used in investing activities totaled $97.1 million during the nine months ended September 30, 2022, largely driven by $98.0 million for new capital expenditures.

Cash Flows Used in Financing Activities

Net cash used in financing activities totaled $41.4 million during the nine months ended September 30, 2022. Net cash used in financing activities:
•Repayments under lines of credit resulted in a use of cash of $54.3 million;
•Net increase in long-term debt borrowings resulted in a source of cash of $37.4 million to permanently finance investment in growth initiatives, $49.9 million, offset by long-term repayments of $12.5 million;
•Source of cash of $4.4 million from issuance of stock under the DRIP; and
•A use of cash of $25.9 million for dividend payments in 2022.
Off-Balance Sheet Arrangements
The Board of Directors has authorized us to issue corporate guarantees securing obligations of our subsidiaries and to obtain letters of credit securing our subsidiaries' obligations. The maximum authorized liability under such guarantees and letters of credit as of September 30, 2022 was $20.0 million. The aggregate amount guaranteed related to our subsidiaries at September 30, 2022 was $12.0 million, with the guarantees expiring on various dates through August 9, 2023. In addition, the Board has authorized us to issue specific purpose corporate guarantees. The amount of specific purpose guarantees outstanding at September 30, 2022 was

$11.1 million, including a guarantee issued in July 2022 in the amount of $7.1 million associated with the Florida natural gas rate case.
As of September 30, 2022, we have issued letters of credit totaling approximately $5.3 million related to the electric transmission services for FPU's electric division, the firm transportation service agreement between TETLP and our Delaware and Maryland divisions, to our current and previous primary insurance carriers. These letters of credit have various expiration dates through September 30, 2023. We have not drawn upon these letters of credit as of September 30, 2022 and do not anticipate that the counterparties will draw upon these letters of credit. We expect that they will be renewed to the extent necessary in the future. Additional information is presented in Note 7, Other Commitments and Contingencies, in the condensed consolidated financial statements.

Contractual Obligations
There has been no material change in the contractual obligations presented in our 2021 Annual Report on Form 10-K, except for commodity purchase obligations entered into in the ordinary course of our business. The following table summarizes commodity purchase contract obligations at September 30, 2022:

	Payments Due by Period
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
(in thousands)
Purchase obligations - Commodity (1)	$54,904	$—	$—	$—	$54,904
Total	$54,904	$—	$—	$—	$54,904

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

We can store up to approximately 8.8 million gallons of propane (including leased storage and rail cars) during the winter season to meet our customers’ peak requirements and to serve metered customers. Decreases in the wholesale price of propane may cause the value of stored propane to decline, particularly if we utilize fixed price forward contracts for supply. To mitigate the risk of propane commodity price fluctuations on the inventory valuation, we have adopted a Risk Management Policy that allows our propane distribution operation to enter into fair value hedges, cash flow hedges or other economic hedges of our inventory.

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

The following table reflects the changes in the fair market value of financial derivatives contracts related to propane purchases and sales from December 31, 2021 to September 30, 2022:

(in thousands)	Balance at December 31, 2021	Increase (Decrease) in Fair Market Value	Less Amounts Settled	Balance at September 30, 2022
Sharp	$6,334	$(7,203)	$3,163	$2,294
There were no changes in methods of valuations during the nine months ended September 30, 2022.

The following is a summary of fair market value of financial derivatives as of September 30, 2022, by method of valuation and by maturity for each fiscal year period.

(in thousands)	2022	2023	2024	2025	Total Fair Value
Price based on Mont Belvieu - Sharp	$754	$1,087	$494	$(41)	$2,294

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and Chief Financial Officer of Chesapeake Utilities, with the participation of other Company officials, have evaluated our “disclosure controls and procedures” (as such term is defined under Rules 13a-15(e) and 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2022. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2022, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
Period	Purchased	per Share	or Programs (2)	or Programs (2)
July 1, 2022 through July 31, 2022(1)	465	$127.31	—	—
August 1, 2022 through August 31, 2022	—	—	—	—
September 1, 2022 through September 30, 2022	—	—	—	—
Total	465	$127.31	—	—

(1) Chesapeake Utilities purchased shares of common stock on the open market for the purpose of reinvesting the dividend on shares held in the Rabbi Trust accounts for certain directors and senior executives under the Non-Qualified Deferred Compensation Plan. The Non-Qualified Deferred Compensation Plan is discussed in detail in Item 8 under the heading “Notes to the Consolidated Financial Statements—Note 9, Employee Benefit Plans,” in our latest Annual Report on Form 10-K for the year ended December 31, 2021. During the quarter ended September 30, 2022, 465 shares were purchased through the reinvestment of dividends on deferred stock units.
(2) Except for the purposes described in Footnote (1), Chesapeake Utilities has no publicly announced plans or programs to repurchase its shares.

Item 3. Defaults upon Senior Securities
None.

Item 5. Other Information

    None.

Item 6.     Exhibits

10.1*	Amended and Restated Credit Agreement, dated August 11, 2022, by and between PNC Bank, National Association

31.1*	Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350.

32.2*	Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

*Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE UTILITIES CORPORATION

/S/ BETH W. COOPER
Beth W. Cooper Executive Vice President, Chief Financial Officer, Treasurer and Assistant Corporate Secretary
Date: November 2, 2022