Form 10-K
period 2022-12-31
CHESAPEAKE UTILITIES CORP
filed 2023-02-22
CIK 19745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934      For the Fiscal Year Ended: December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
The aggregate market value of the common shares held by non-affiliates of Chesapeake Utilities Corporation as of June 30, 2022, the last business day of its most recently completed second fiscal quarter, based on the last sale price on that date, as reported by the New York Stock Exchange, was approximately $2.2 billion.
The number of shares of Chesapeake Utilities Corporation's common stock outstanding as of February 17, 2023 was 17,741,418
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Chesapeake Utilities Corporation Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated by reference in Part II and Part III hereof.

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
Peninsula Pipeline: Peninsula Pipeline Company, Inc., a wholly-owned subsidiary of Chesapeake Utilities
Peoples Gas: Peoples Gas System, an Emera Incorporated subsidiary
Prudential: Prudential Investment Management Inc., an institutional investment management firm, with which we have previously issued Senior Notes and which is a party to the current Prudential Shelf Agreement, as amended
PSC: Public Service Commission, which is the state agency that regulates utility rates and/or services in certain of our jurisdictions
Revolver: Our $400.0 million unsecured revolving credit facility with certain lenders
RNG: Renewable natural gas
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
•the timing of certification authorizations associated with new capital projects and the ability to construct facilities at or below estimated costs, and within estimated timeframes;
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
•the effect of accounting pronouncements issued periodically by accounting standard-setting bodies; and
Chesapeake Utilities Corporation 2022 Form 10-K Page 1

•the impacts associated with a pandemic, including the duration and scope of the pandemic the corresponding impact on our supply chains, our personnel, our contract counterparties, general economic conditions and growth, the financial markets and any costs to comply with governmental mandates.
Chesapeake Utilities Corporation 2022 Form 10-K     Page 2

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

Operating Segments
We conduct operations within two reportable segments: Regulated Energy and Unregulated Energy. The remainder of our operations is presented as “Other businesses and eliminations." These segments are described below in detail.

Regulated Energy

Overview
Our regulated energy businesses are comprised of natural gas and electric distribution, as well as natural gas transmission services. The following table presents net income for the year ended December 31, 2022 and total assets as of December 31, 2022, by operation and area served:
Chesapeake Utilities Corporation 2022 Form 10-K Page 3

Operations	Areas Served	Net Income	Total Assets
(in thousands)
Natural Gas Distribution
Delmarva Natural Gas (1)	Delaware/Maryland	$12,930	$387,045
Florida Natural Gas (2)	Florida	19,162	507,798
Natural Gas Transmission
Eastern Shore	Delaware/Maryland/ Pennsylvania	23,222	477,905
Peninsula Pipeline	Florida	10,372	142,702
Aspire Energy Express	Ohio	439	7,235
Electric Distribution
FPU	Florida	3,951	193,570
Total Regulated Energy		$70,076	$1,716,255
(1) Delmarva Natural Gas consists of Delaware division, Maryland division, Sandpiper Energy and Elkton Gas.
(2) Florida Natural Gas consists of Chesapeake Utilities CFG Division and FPU, and FPU's Ft. Meade and Indiantown divisions.

Revenues in the Regulated Energy segment are based on rates regulated by the PSC in the states in which we operate or, in the case of Eastern Shore, which is an interstate business, by the FERC. The rates are designed to generate revenues to recover all prudent operating and financing costs and provide a reasonable return for our stockholders. Each of our distribution and transmission operations has a rate base, which generally consists of the original cost of the operation's plant (less accumulated depreciation), working capital and other assets. For Delmarva Natural Gas and Eastern Shore, rate base also includes deferred income tax liabilities and other additions or deductions. Our Regulated Energy operations in Florida do not include deferred income tax liabilities in their rate base.

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

Our natural gas and electric distribution operations earn profits on the delivery of natural gas or electricity to customers. The cost of natural gas or electricity that we deliver is passed through to customers under PSC-approved fuel cost recovery mechanisms. The mechanisms allow us to adjust our rates on an ongoing basis without filing a rate case to recover changes in the cost of the natural gas and electricity that we purchase for customers. Therefore, while our distribution operating revenues fluctuate with the cost of natural gas or electricity we purchase, our distribution adjusted gross margin is generally not impacted by fluctuations in the cost of natural gas or electricity.

Our natural gas transmission operations bill customers under rate schedules approved by the FERC or at rates negotiated with customers.

Operational Highlights

The following table presents operating revenues, volumes and the average number of customers by customer class for our natural gas and electric distribution operations for the year ended December 31, 2022:
Chesapeake Utilities Corporation 2022 Form 10-K     Page 4

	Delmarva Natural Gas Distribution		Florida Natural Gas Distribution (2)		FPU Electric Distribution
Operating Revenues (in thousands)
Residential	$83,373	60%	$46,824	30%	$38,954	48%
Commercial	40,912	29%	38,714	25%	37,524	46%
Industrial	12,171	9%	59,704	38%	2,586	3%
Other (1)	2,803	2%	10,628	7%	2,650	3%
Total Operating Revenues	$139,259	100%	$155,870	100%	$81,714	100%

Volumes (in Dts for natural gas/MW Hours for electric)
Residential	4,645,336	30%	2,086,597	5%	305,593	48%
Commercial	4,167,454	27%	6,453,918	15%	304,816	48%
Industrial	6,234,637	41%	31,448,883	72%	20,969	3%
Other	307,397	2%	3,418,788	8%	5,978	1%
Total Volumes	15,354,824	100%	43,408,186	100%	637,356	100%

Average Number of Customers (3)
Residential	92,694	92%	85,074	91%	25,516	78%
Commercial	7,906	8%	5,728	6%	7,349	22%
Industrial	215	<1%	2,594	3%	2	<1%
Other	4	<1%	6	<1%	—	—%
Total Average Number of Customers	100,819	100%	93,402	100%	32,867	100%
(1) Operating Revenues from "Other" sources include revenue, unbilled revenue, under (over) recoveries of fuel cost, conservation revenue, other miscellaneous charges, fees for billing services provided to third parties, and adjustments for pass-through taxes.
(2) Florida natural gas distribution includes Chesapeake Utilities' CFG division,, FPU and FPU's Indiantown and Fort Meade divisions.
(3) Average number of customers is based on the twelve-month average for the year ended December 31, 2022.

The following table presents operating revenues, by customer type, for Eastern Shore and Peninsula Pipeline for the year ended December 31, 2022, as well as contracted firm transportation capacity by customer type, and design day capacity at December 31, 2022. Aspire Energy Express has been excluded from the table below and had operating revenue of $1.4 million and firm transportation capacity of 300,000 Dts/d for the year ended December 31, 2022:

	Eastern Shore		Peninsula Pipeline
Operating Revenues (in thousands)
Local distribution companies - affiliated (1)	$32,458	41%	$23,669	87%
Local distribution companies - non-affiliated	22,943	29%	840	3%
Commercial and industrial - affiliated	—	—%	1,120	4%
Commercial and industrial - non-affiliated	23,213	30%	264	1%
Other (2)	10	<1%	1,376	5%
Total Operating Revenues	$78,624	100%	$27,269	100%

Contracted firm transportation capacity (in Dts/d)
Local distribution companies - affiliated	154,379	50%	306,400	36%
Local distribution companies - non-affiliated	56,576	18%	534,825	63%
Commercial and industrial - affiliated	—	—%	8,300	1%
Commercial and industrial - non-affiliated	98,540	32%	5,100	<1%
Total Contracted firm transportation capacity	309,495	100%	854,625	100%

Design day capacity (in Dts/d)	309,495	100%	854,625	100%
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
Chesapeake Utilities Corporation 2022 Form 10-K Page 5

Regulatory Overview
The following table highlights key regulatory information for each of our principal Regulated Energy operations. Peninsula Pipeline and Aspire Energy Express are not regulated with regard to cost of service by either the Florida PSC or Ohio PUC respectively, or FERC and are therefore excluded from the table. See Item 8, Financial Statements and Supplementary Data (Note 18, Rates and Other Regulatory Activities, in the consolidated financial statements) for further discussion on the impact of this legislation on our regulated businesses.

	Natural Gas Distribution
	Delmarva				Florida		Electric Distribution	Natural Gas Transmission
Operation/Division	Delaware	Maryland	Sandpiper	Elkton Gas (7)	Chesapeake's CFG division	FPU	FPU	Eastern Shore
Regulatory Agency	Delaware PSC	Maryland PSC			Florida PSC			FERC
Effective date - Last Rate Order	01/01/2017	12/1/2007	12/01/2019	02/07/2019	01/14/2010	01/14/2010(1)	10/8/2020	08/01/2017
Rate Base (in Rates) (in Millions)	Not stated	Not stated	Not stated	Not stated	$46.7	$68.9	$24.9	Not stated
Annual Rate Increase Approved (in Millions)	$2.3	$0.6	N/A(2)	$0.1	$2.5	$8.0	$3.4 base rate and $7.7 from storm surcharge	$9.8
Capital Structure (in rates)(3)*	Not stated	LTD: 42% STD: 5% Equity: 53%	Not stated	LTD: 50% Equity: 50%	LTD: 31% STD: 6% Equity: 43% Other: 20%	LTD: 31% Equity: 47% Other: 22%	LTD: 22% STD: 23% Equity: 55%	Not stated
Allowed Return on Equity	9.75% (4)	10.75%(4)	Not stated (5)	9.80%	10.80%(4)	10.85%(4)	10.25%(4), (6)	Not stated
TJCA Refund Status associated with customer rates	Refunded	Refunded	Refunded	N/A	Retained	Retained	Refunded	Refunded
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
* LTD-Long-term debt; STD-Short-term debt.

In May 2022, our natural gas distribution businesses in Florida (FPU, FPU-Indiantown division, FPU-Fort Meade division and Chesapeake Utilities CFG division, collectively, “Florida natural gas distribution businesses”) filed a consolidated natural gas rate case with the Florida PSC. The application included a request for the following: (i) permanent rate relief of approximately $24.1 million, effective January 1, 2023; (ii) a depreciation study also submitted with the filing; (iii) authorization to make certain changes to tariffs to include the consolidation of rates and rate structure across the businesses and to unify the Florida natural gas distribution businesses under FPU; (iv) authorization to retain the acquisition adjustment recorded at the time of the FPU merger in our revenue requirement; and (v) authorization to establish an environmental remediation surcharge for the purposes of addressing future expected remediation costs for FPU MGP sites. In August 2022, interim rates were approved by the Florida PSC in the amount of approximately $7.7 million on an annualized basis, effective for all meter readings in September 2022. The discovery process and subsequent hearings were concluded during the fourth quarter of 2022 and briefs were submitted in the same quarter of 2022. In January 2023, the Florida PSC approved the application for consolidation and permanent rate relief of approximately $17.2 million on an annual basis. Actual rates in connection with the rate relief were approved by the Florida PSC in February 2023 with an effective date of March 1, 2023.

The following table presents surcharge and other mechanisms that have been approved by the respective PSC for our regulated energy distribution businesses. These include Delaware surcharges to expand natural gas service in its service territory as well as for the conversion of propane distribution systems to natural gas, Maryland’s surcharges to fund natural gas conversions and system improvements in Worcester County, Elkton's STRIDE plan for accelerated pipeline replacement for older portions of the natural gas distribution system, Florida’s GRIP surcharge which provides accelerated recovery of the
Chesapeake Utilities Corporation 2022 Form 10-K     Page 6

costs of replacing older portions of the natural gas distribution system to improve safety and reliability and the Florida electric distribution operation's limited proceeding which allowed recovery of storm-related costs.

Operation(s)/Division(s)	Jurisdiction	Infrastructure mechanism	Revenue normalization
Delaware division	Delaware	Yes	No
Maryland division	Maryland	No	Yes
Sandpiper Energy	Maryland	Yes	Yes
Elkton Gas	Maryland	Yes	Yes
FPU and CFG natural gas divisions	Florida	Yes	No
FPU electric division	Florida	Yes	No
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
Natural Gas Transmission
Our natural gas transmission business competes with other interstate and intrastate pipeline companies to provide service to large industrial, generation and distribution customers, primarily in the northern portion of the Delmarva Peninsula and in Florida. Our transmission business in Ohio, Aspire Energy Express, services one customer, Guernsey Power Station, to which it is the sole supplier.
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
Chesapeake Utilities Corporation 2022 Form 10-K Page 7

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
The Delmarva natural gas distribution systems are directly connected to Eastern Shore’s pipeline, which has connections to other pipelines that provide us with transportation and storage. These operations can also use propane-air and liquefied natural gas peak-shaving equipment to serve customers. Our Delmarva Peninsula natural gas distribution operations maintain asset management agreements with a third party to manage their natural gas transportation and storage capacity. The agreements were effective as of April 1, 2020 and currently expire on March 31, 2023. Our Delmarva operations receive a fee, which we share with our customers, from the asset manager, who optimizes the transportation, storage and natural gas supply for these operations.
Our Florida natural gas distribution operation uses Peninsula Pipeline and Peoples Gas to transport natural gas where there is no direct connection with FGT. FPU natural gas distribution and Eight Flags entered into separate 10-year asset management agreements with Emera Energy Services, Inc. to manage their natural gas transportation capacity, each of which expires in November 2030. An agreement with Florida Southeast Connection LLC for additional service to Palm Beach County is also in place for an initial term through December 2044.
A summary of our pipeline capacity contracts follows:

		Maximum Daily Firm Transportation Capacity (Dts)	Contract Expiration Date
Division	Pipeline
Delmarva Natural Gas Distribution	Eastern Shore	154,379	2023-2035
	Columbia Gas(1)	5,246	2023-2024
	Transco(1)	30,419	2023-2028
	TETLP(1)	50,000	2027

Florida Natural Gas Distribution	Gulfstream(2)	10,000	2032
	FGT	47,409 - 78,817	2025-2041
	Peninsula Pipeline	337,200	2033-2048
	Peoples Gas	12,160	2024
	Florida Southeast Connection LLC	5,000	2044
	Southern Natural Gas Company	1,500	2029
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
Eastern Shore has three agreements with Transco for a total of 7,292 Dts/d of firm daily storage injection and withdrawal entitlements and total storage capacity of 288,003 Dts. These agreements expire in March 2028. Eastern Shore retains these firm storage services in order to provide swing transportation service and firm storage service to customers requesting such services.
Aspire Energy Express, our Ohio intrastate pipeline subsidiary, entered into a precedent agreement to provide natural gas transportation capacity to Guernsey Power Station, who has completed construction of its power generation facility in Guernsey County Ohio in January 2023. Aspire Energy Express completed construction of the gas transmission facilities in the fourth quarter of 2021 and began billing for transportation services in the first quarter of 2022.
Chesapeake Utilities Corporation 2022 Form 10-K     Page 8

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
Unregulated Energy

Overview
The following table presents net income for the year ended December 31, 2022 and total assets as of December 31, 2022, for our Unregulated Energy segment by operation and area served:

Operations	Area Served	Net Income (Loss)	Total Assets
(in thousands)
Propane Operations (Sharp, Diversified Energy, FPU and Flo-gas)	Delaware, Maryland, Virginia, Pennsylvania, North Carolina, South Carolina, Florida	$13,791	$190,298
Energy Transmission (Aspire Energy)	Ohio	2,610	147,068
Energy Generation (Eight Flags)	Florida	1,817	36,945
Marlin Gas Services	The Entire U.S.	716	60,805
Renewable Energy Investments	Delaware, Maryland, Florida	(729)	27,450
Total		$18,205	$462,566

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
Chesapeake Utilities Corporation 2022 Form 10-K Page 9

Propane Operations - Operational Highlights
For the year ended December 31, 2022, operating revenues, volumes sold and average number of customers by customer class for our propane operations were as follows:

	Operating Revenues (in thousands)(2)		Volumes (in thousands of gallons)(2)		Average Number of Customers (1)(2)

Residential bulk	$54,439	29%	17,556	22%	58,320	71%
Residential metered	18,300	10%	5,491	7%	16,072	19%
Commercial bulk	49,922	27%	24,543	30%	8,050	10%
Commercial metered	1,916	1%	586	1%	210	<1%
Wholesale	36,609	19%	27,825	34%	47	<1%
AutoGas	7,524	4%	4,544	6%	128	<1%
Other (3)	19,702	10%	—	—%	—	—%
Total	$188,412	100%	80,545	100%	82,827	100%

(1) Average number of customers is based on a twelve-month average for the year ended December 31, 2022.
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
Supplies, Transportation and Storage
We purchase propane from major oil companies and independent natural gas liquids producers. Propane is transported by truck and rail to our bulk storage facilities in Pennsylvania, Delaware, Maryland, Virginia, North Carolina, South Carolina and Florida which have a total storage capacity of 8.7 million gallons. Deliveries are made from these facilities by truck to tanks located on customers’ premises or to central storage tanks that feed our underground propane distribution systems. While propane supply has traditionally been adequate, significant fluctuations in weather, closing of refineries and disruption in supply chains, could cause temporary reductions in available supplies.
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
Chesapeake Utilities Corporation 2022 Form 10-K     Page 10

For the twelve-month period ended December 31, 2022, Aspire Energy's operating revenues and deliveries by customer type were as follows:

	Operating revenues		Deliveries
	(in thousands)	% of Total	(in thousands Dts)	% of Total
Supply to Columbia Gas of Ohio	$20,812	37%	2,543	40%
Supply to CGC	20,748	37%	1,914	30%
Supply to Marketers - unaffiliated	11,833	21%	1,864	29%
Other (including natural gas gathering and processing)	2,832	5%	82	1%
Total	$56,225	100%	6,403	100%
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
Marlin Gas Services
Marlin Gas Services is a supplier of mobile CNG and virtual pipeline solutions, primarily to utilities and pipelines. Marlin Gas Services provides temporary hold services, pipeline integrity services, emergency services for damaged pipelines and specialized gas services for customers who have unique requirements. These services are provided by a highly trained staff of drivers and maintenance technicians who safely perform these functions throughout the United States. Marlin Gas Services maintains a fleet of CNG trailers, mobile compression equipment, LNG tankers and vaporizers, and an internally developed patented regulator system which allows for delivery of over 7,000 Dts/d of natural gas. Marlin Gas Services continues to actively expand the territories it serves, as well as leveraging its fleet of equipment and patented technologies to serve LNG and RNG market needs.

Renewable Energy Investments

Our renewable energy investments are comprised primarily of our sustainable energy initiatives that are in various stages of development. Included in these are the assets and intellectual property of Planet Found that we acquired during the fourth quarter of 2022, whose farm scale anaerobic digestion pilot system and technology produces biogas from poultry litter which can be used to create renewable energy in the form of electricity or upgraded to renewable natural gas.
Environmental Matters
See Item 8, Financial Statements and Supplementary Data (see Note 19, Environmental Commitments and Contingencies, in the consolidated financial statements).
Human Capital Initiatives
Our success is the direct result of our employees and our strong culture that fully engages our team and promotes equity, diversity, inclusion, integrity, accountability and reliability. We believe that a combination of diverse team members and an inclusive culture contributes to the success of our Company and to enhanced societal advancement. Each employee is a valued member of our team bringing a diverse perspective to help grow our business and achieve our goals. Our tradition of serving employees, customers, investors, partners and communities is at the core of our culture. Among the ongoing initiatives across our enterprise, we highlight below the importance of our team, our culture of safety, and our environmental, social and governance stewardship.

Our Team Drives Our Performance
Our employees are the key to our success. Our leadership and human resources teams are responsible for attracting and retaining top talent.Our senior management team includes a Chief Human Resources Officer, with expertise in diverse candidate recruitment, to ensure that we continue to expand our candidate pools to better reflect the diverse demographics of the communities we serve. Furthermore, during 2022, we appointed a Chief Diversity Officer who has direct oversight for the
Chesapeake Utilities Corporation 2022 Form 10-K Page 11

Company's equity, diversity and inclusion ("EDI") strategy and collaborates across the organization with the teams responsible for the enterprise-wide ESG plan.

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

As of December 31, 2022, we had a total of 1,034 employees, 105 of whom are union employees represented by two labor unions: the International Brotherhood of Electrical Workers and the United Food and Commercial Workers Union. The collective bargaining agreements with these labor unions expire in 2025. We consider our relationships with employees, including those covered by collective bargaining agreements, to be in good standing. We provide a competitive Total Rewards package for our employees including health insurance coverage, wellness initiatives, retirement savings benefits, paid time off, employee assistance programs, educational and tuition reimbursement, competitive pay, career growth opportunities, paid volunteer time, and a culture of recognition. In 2023, the Company was recognized as a Top Workplaces USA award recipient among mid-sized companies for the third consecutive year. This follows being named a Top Workplace in Delaware for the tenth consecutive year in 2021, and being named a Top Workplace in Central Florida in 2019 and 2021. These honors were based entirely on feedback from employees who were surveyed by the research firm ‘Energage’. These recognitions are a testament to our employees’ commitment to excellence. Our employees are the backbone of our continued growth and success.

We have an established EDI Council which recommends and promotes our EDI strategy, advises our employee resource groups (“ERGs”) and works with our operating units and support teams on EDI initiatives. The EDI Council’s charter includes the following objectives:

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

Our first ERG was established in 2019, and at December 31, 2022, there were eight active ERGs meeting throughout the Company. ERGs are voluntary, employee-led groups that focus on shared identities, affinities and experiences and seek to apply those perspectives to initiatives that create value throughout the Company. The ERGs support the members' personal growth and professional development, and help develop learning programs and community service opportunities throughout the Company. ERGs also help foster a sense of belonging by creating a deep and intentional community that extends beyond an employee’s day-to-day team and colleagues into a companywide network.

Workplace Health and Safety
We believe that there is nothing more important than the safety of our team, our customers and our communities. We are committed to ensuring safety is at the center of our culture and the way we do business. The importance of safety is exhibited throughout the entire organization, with the direction and tone set by both our Board and our President and CEO, and evidenced through required attendance at monthly safety meetings, routine safety training and the inclusion of safety moments at key team meetings. Additionally, while most restrictions related to the COVID-19 pandemic have been lifted in the United States, we remain committed to providing products and services to our customers in a safe and reliable manner, and will continue to do so in compliance with any mandated restrictions in each of the markets we serve.

To maintain safety as a priority, our employees remain committed and work together to ensure that our plans, programs, policies and behaviors are aligned with our aspirations as a Company. The achievement of superior safety performance is both an important short-term and long-term strategic initiative in managing our operations. In November 2020, we announced the completion of our state-of-the art training facility in Dover, Delaware. ‘Safety Town’ now serves as a resource for training our employees who build, maintain and operate our natural gas infrastructure, offering hands-on training and fully immersive, on-the-job field experiences. First responders and other community partners also benefit from the simulated
Chesapeake Utilities Corporation 2022 Form 10-K     Page 12

environment and conditions they could encounter as they enter homes in the community. We are excited to start construction of a second ‘Safety Town’ facility in Florida in 2023.

Environmental, Social and Governance Stewardship
Consistent with our culture of teamwork, the broad responsibility of ESG stewardship is supported across our organization by the dedication and efforts of our Board of Directors and its Committees, as well as the entrepreneurship and dedication of our team. As stewards of long-term enterprise value, the Board of Directors is committed to overseeing the sustainability of the Company its environmental stewardship initiatives, its safety and operational compliance practices, and to promoting equity, diversity and inclusion that reflects the diverse communities we serve. In 2022, Chesapeake Utilities established its ESG Committee, which brings together a cross-functional team of leaders across the organization responsible for identifying, assessing, executing and advancing the Company's strategic ESG initiatives. Additionally, we developed an Environmental Sustainability Office in 2022, which identifies and manages emission-reducing projects both internally, as well as those that support our customers' sustainability goals. Throughout the year, Chesapeake Utilities drove numerous initiatives to enhance its ESG program:

Environmental:
•Successfully completed pilot test of hydrogen and natural gas blend to fuel the Company’s Eight Flags CHP facility
•Opened the Company’s first CNG fueling station near the Port of Savannah, capable of distributing RNG for fleet vehicles
•Acquired Planet Found Energy Development, a farm-scale anaerobic digestion system producing biogas from poultry waste which can be converted to renewable natural gas
Social:
•Appointed a Chief Diversity Officer
•Provided donations to multiple charitable organizations aiding in the recovery efforts across Florida following Hurricane Ian, one of the strongest and most devastating storms to hit the state
•Unveiled “Chesapeake Wellness,” a free, digital service provided to all employees which includes key resources for building and sustaining healthy physical, mental and financial habits
Governance:
•Increased transparency with the enhancement of our director skills matrix in the 2022 Proxy Statement
•Appointed Stephanie N. Gary and Sheree M. Petrone to serve as members of the Company's Board of Directors
•Recognized with "Best Corporate Governance in the U.S. for 2022" by World Finance magazine

Chesapeake Utilities Corporation 2022 Form 10-K Page 13

Information About Executive Officers
Set forth below are the names, ages, and positions of our executive officers with their recent business experience. The age of each officer is as of the filing date of this Annual Report.

Name	Age	Executive Officer Since	Offices Held During the Past Five Years
Jeffry M. Householder	65	2010	President (January 2019 - present) Chief Executive Officer (January 2019 - present) Director (January 2019 - present) President of FPU (June 2010 - February 2019)
Beth W. Cooper	56	2005	Executive Vice President (February 2019 - present)
Chief Financial Officer (September 2008 - present)
Senior Vice President (September 2008 - February 2019)
Treasurer (January 2022 - present)
Assistant Corporate Secretary (March 2015 - present)

James F. Moriarty	65	2015	Executive Vice President (February 2019 - present) General Counsel & Corporate Secretary (March 2015 - present) Chief Policy and Risk Officer (February 2019 - present)
Senior Vice President (February 2017 - February 2019) Vice President (March 2015 - February 2017)

Kevin J. Webber	64	2010	Chief Development Officer (January 2022 - present)
			Senior Vice President (February 2019 - present) President FPU (February 2019 - December 2019) Vice President Gas Operations and Business Development Florida Business Units (July 2010 - February 2019)
Jeffrey S. Sylvester	53	2019	Chief Operating Officer (January 2022 - present) Senior Vice President (December 2019 - present) Vice President Black Hills Energy (October 2012 - December 2019)
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
•Code of Ethics for Financial Officers;
•Corporate Governance Guidelines; and
•Charters for the Audit Committee, Compensation Committee, Investment Committee, and Corporate Governance Committee of the Board of Directors.

Any of these reports or documents may also be obtained by writing to: Corporate Secretary; c/o Chesapeake Utilities Corporation, 500 Energy Lane Suite 100, Dover, DE 19901.

ITEM 1A. RISK FACTORS
The risks described below fall into three broad categories related to (1) financial risks, (2) operational risks, and (3) regulatory, legal and environmental risks, all of which may affect our operations and/or the financial performance of our regulated and unregulated energy businesses. These are not the only risks we face but are considered to be the most material. There may be other unknown or unpredictable risks or other factors that could have material adverse effects on our future results. Refer to the section entitled Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report for an additional discussion of these and other related factors that affect our operations and/or financial performance.
Chesapeake Utilities Corporation 2022 Form 10-K     Page 14

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
The combination of high demand and lower-than-average inventory is always a common driver for higher propane gas prices. We adjust the price of the propane we sell based on changes in our cost of purchasing propane. However, if the market does not allow us to increase propane sales prices to compensate fully for fluctuations in purchased propane costs, our results of operations and cash flows could be negatively affected.

If we fail to comply with our debt covenant obligations, we could experience adverse financial consequences that could affect our liquidity and ability to borrow funds.
Our long-term debt obligations and our Revolver contain financial covenants related to debt-to-capital ratios and interest-coverage ratios. Failure to comply with any of these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of outstanding debt obligations or the inability to borrow under certain credit agreements. Any such acceleration could cause a material adverse change in our financial condition. As of December 31, 2022, we were in compliance with all of our debt covenants.

Increases in interest rates may adversely affect our results of operations and cash flows.
Increases in interest rates could increase the cost of future debt issuances. To the extent we are not able to fully recover higher debt costs in the rates we charge our utility customers, or the timing of such recovery is not certain, our earnings could be adversely affected. Increases in short-term interest rates could negatively affect our results of operations, which depend on short-term debt to finance accounts receivable and storage gas inventories and to temporarily finance capital expenditures. Reference should be made to Item 7A, Quantitative and Qualitative Disclosures about Market Risk for additional information.

Continuing or worsening inflationary and/or supply chain issues may adversely impact our financial condition and results of operations.
Our business is dependent on the supply chain to ensure that equipment, materials and other resources are available to both expand and maintain our services in a safe and reliable manner. Pricing of equipment, materials and other resources have increased recently and may continue to do so in the future. Failure to secure equipment, materials and other resources on economically acceptable terms, including failure to eliminate or manage the constraints in the supply chain, may impact the availability of items that are necessary to support normal operations as well as materials that are required for continued infrastructure growth, and as result, may adversely impact our financial condition and results of operations.
In addition, it may become more costly for us to recruit and retain key employees, particularly specialized/technical personnel, in the face of competitive market conditions and increased competition for specialized and experienced workers in our industry.

Disruptions, uncertainty or volatility in the credit and capital markets may exert downward pressure on the market price of the Company’s common stock.
The market price and trading volume of the Company’s common stock is subject to fluctuations as a result of, among other factors, general credit and capital market conditions and changes in market sentiment regarding the operations, business and financing strategies of the Company and its subsidiaries. As a result, disruptions, uncertainty or volatility in the credit and capital markets may, amongst other things, have a material adverse effect on the market price of the Company’s common stock.
Chesapeake Utilities Corporation 2022 Form 10-K Page 15

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

We do not own all of the land on which our pipelines and facilities are located, which could result in disruptions to our operations.
Because we do not own all of the land on which our pipelines and facilities have been constructed, we are subject to the possibility of more onerous terms or increased costs to retain necessary land use if we do not have valid rights-of-way or if such rights-of-way lapse or terminate. We obtain the rights to construct and operate our pipelines on land owned by third parties and governmental agencies for a specific period of time. Our loss of these rights, through our inability to renew right-of-way contracts or otherwise, could have a material adverse effect on our business, financial condition and results of operations

We operate in a competitive environment, and we may lose customers to competitors.
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
Our natural gas distribution, propane operations and natural gas transmission operations, are sensitive to fluctuations in weather conditions, which directly influence the volume of natural gas and propane we transport, sell and deliver to our
Chesapeake Utilities Corporation 2022 Form 10-K     Page 16

customers. A significant portion of our natural gas distribution, propane operations and natural gas transmission revenue is derived from the sales and deliveries to residential, commercial and industrial heating customers during the five-month peak heating season (November through March). Other than our Maryland natural gas distribution businesses (Maryland division, Sandpiper Energy and Elkton Gas) which have revenue normalization mechanisms, if the weather is warmer than normal, we sell and deliver less natural gas and propane to customers, and earn less revenue, which could adversely affect our results of operations, cash flows and financial condition. Conversely, if the weather is colder than normal, we sell and deliver more natural gas and propane to customers, and earn more revenue, which could positively affect our results of operations, cash flows and financial condition. Variations in weather from year to year can cause our results of operations, cash flows and financial condition to vary accordingly.
Our electric distribution operation is also affected by variations in weather conditions and unusually severe weather conditions. However, electricity consumption is generally less seasonal than natural gas and propane because it is used for both heating and cooling in our service areas.

Natural disasters, severe weather events (such as a major hurricane) and acts of terrorism could adversely impact earnings and access to insurance coverage.
Inherent in energy transmission and distribution activities are a variety of hazards and operational risks, such as leaks, ruptures, fires, uncontrollable flows of natural gas, explosions, release of contaminants into the environment, sabotage and mechanical problems. Natural disasters and severe weather events may damage our assets, cause operational interruptions and result in the loss of human life, all of which could negatively affect our earnings, financial condition and results of operations.
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
The insurance industry may also be affected by natural disasters, severe weather events and acts of terrorism. As a result, the availability of insurance covering risks against which we and our competitors typically insure may be limited. In addition, the insurance we are able to obtain may have higher deductibles, higher premiums and more restrictive policy terms, which could adversely affect our results of operations, financial condition and cash flows.
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

The cybersecurity risks associated with the protection of our infrastructure and facilities is evolving and increasingly complex. We continue to heavily rely on technological tools that support our business operations and corporate functions while enhancing our security. There are various risks associated with our information technology infrastructure, including hardware and software failure, communications failure, data distortion or destruction, unauthorized access to data, misuse of proprietary or confidential data, unauthorized control through electronic means, cyber-attacks, cyber-terrorism, data breaches, programming mistakes, and other inadvertent errors or deliberate human acts. Further, the U.S. government has issued public warnings that indicate energy assets might be specific targets of cybersecurity threats and/or attacks.
Many of our employees, service providers, and vendors have been working, and may continue to work, from remote locations, where cybersecurity protections may be limited and cybersecurity procedures and safeguards may be less effective. As such, we may be subject to a higher risk of cybersecurity breaches than ever before. Therefore, we may be required to expend significant resources to continue to modify or enhance our procedures and controls or to upgrade our digital and operational systems, related infrastructure, technologies and network security.
Any such failure, attack, or security breach could adversely impact our ability to safely and reliably deliver services to our customers through our transmission, distribution, and generation systems, subject to us to reputational and other harm, and subject us to legal and regulatory proceedings and claims and demands from third parties, any of which could adversely affect
Chesapeake Utilities Corporation 2022 Form 10-K Page 17

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
Our ability to implement our business strategy and serve our customers depends upon our continuing ability to attract, develop and retain talented professionals and a technically skilled workforce in a manner competitive with current market conditions, and transfer the knowledge and expertise of our workforce to new employees as our existing employees retire. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to new employees, or the future availability and cost of contract labor could adversely affect our ability to manage and operate our business. If we were unable to hire, train and retain appropriately qualified personnel, our results of operations could be adversely affected.
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
Chesapeake Utilities Corporation 2022 Form 10-K     Page 18

Energy conservation, including the effects of environmental, social, and governance (ESG) initiatives could lower energy consumption, which would adversely affect our earnings.
Federal and state legislative and regulatory initiatives to promote energy efficiency, conservation and the use of alternative energy sources could lower consumption of natural gas and propane by our customers. For example, on August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, with hundreds of billions of dollars in incentives for the development of renewable energy, clean hydrogen, and clean fuels, amongst other provisions. These incentives could further accelerate the transition of the U.S. economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives and impact demand for our products and services. In addition, increasing attention to climate change, societal expectations on companies to address climate change, investor and societal expectations regarding voluntary ESG disclosures, and the aforementioned demand for alternative forms of energy, may result in increased costs and reduced demand for our products. While we cannot predict the ultimate effect that the development of alternative energy sources and related laws might have on our operations, we may be subject to reduced profits, increased investigations and litigation against us, and negative impacts on our stock price and access to capital markets.
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
Chesapeake Utilities Corporation 2022 Form 10-K Page 19

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

An impairment of our assets could result in a significant charge to earnings.
In accordance with GAAP, goodwill, intangible, and other long-lived assets are tested for impairment annually or whenever events or changes in circumstances indicate impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record an impairment charge for the difference between the carrying value of the applicable asset and the implied fair value in the period the determination is made. The testing of assets for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including: future business operating performance, changes in economic conditions and interest rates, regulatory, industry or market conditions, changes in business operations, changes in competition or changes in technologies. Any changes in key assumptions, or actual performance compared with key assumptions, about our business and its future prospects could affect the fair value of one or more of our assets, which may result in an impairment charge.

REGULATORY, LEGAL AND ENVIRONMENTAL RISKS

Regulation of our businesses, including changes in the regulatory environment, may adversely affect our results of operations, cash flows and financial condition.

The Delaware, Maryland, Ohio and Florida PSCs regulate our utility operations in those states. Eastern Shore is regulated by the FERC. The PSCs and the FERC set the rates that we can charge customers for services subject to their regulatory jurisdiction. Our ability to obtain timely rate increases and rate supplements to maintain current rates of return depends on regulatory approvals, and there can be no assurance that our regulated operations will be able to obtain such approvals or maintain currently authorized rates of return. When earnings from our regulated utilities exceed the authorized rate of return, the respective regulatory authority may require us to reduce our rates charged to customers in the future.
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

Pipeline integrity programs and repairs may impose significant costs and liabilities on the Company.

The U.S. Pipeline and Hazardous Materials Safety Administration (PHMSA) requires pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines and to take additional measures to protect pipeline segments located in areas where a leak or rupture could potentially do the most harm. PHMSA constantly updates its
Chesapeake Utilities Corporation 2022 Form 10-K     Page 20

regulations to ensure the highest levels of pipeline safety. As the operator of pipelines, we are required to: perform ongoing assessments of pipeline integrity; identify and characterize applicable threats to pipelines; improve data collection, integration and analysis; repair and remediate the pipelines as necessary; and implement preventative and mitigating actions. These new and any future regulations adopted by PHMSA may impose more stringent requirements applicable to integrity management programs and other pipeline safety aspects of our operations, which could cause us to incur increased capital and operating costs and operational delays. Moreover, should we fail to comply with the PHMSA rules and regulations, we could be subject to significant penalties and fines which may adversely affect our results of operations, cash flows and financial condition.

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
Further, existing environmental laws and regulations may be revised, or new laws and regulations seeking to protect the environment may be adopted and be applicable to us. Revised or additional laws and regulations could result in additional operating restrictions on our facilities or increased compliance costs, which may not be fully recoverable. Any such increase in compliance costs could adversely affect our financial condition and results of operations. Compliance with these legal obligations requires us to commit capital. If we fail to comply with environmental laws and regulations, even if such failure is caused by factors beyond our control, we may be assessed administrative, civil, or criminal penalties and fines, imposed with investigatory and remedial obligations, or issued injunctions all of which could impact our financial condition and results of operations. See Item 8, Financial Statements and Supplementary Data (see Note 19, Environmental Commitments and Contingencies, in the consolidated financial statements).

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
Chesapeake Utilities Corporation 2022 Form 10-K Page 21

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

We face risks associated with widespread public health crises, epidemics, or pandemics which may have material adverse impacts on the Company's operations, financial condition, liquidity and results of operations.
The Company is subject to the impacts of widespread public health crises, epidemics and pandemics, including the recent COVID-19 outbreak. Such impacts may include, but are not limited to, effects on the national and local economy, capital and credit markets, the workforce, customers and suppliers. There is no assurance that the Company’s businesses will be able to operate without material adverse impacts depending on the nature of the public health crisis, epidemic or pandemic. The ultimate severity, duration and impact of public health crises, epidemics and pandemics cannot be predicted. Additionally, there is no assurance that vaccines, or other treatments, are or will be widely available or effective, or that the public will be willing to participate, in an effort to contain the spread of disease. Actions taken in response to such crises by federal, state and local government or regulatory agencies may have a material adverse impact on the Company’s business, financial condition, liquidity and results of operations.
While most restrictions related to the COVID-19 pandemic have been lifted in the United States, we remain committed to providing products and services to our customers in a safe and reliable manner, and will continue to do so in compliance with any mandated restrictions in each of the markets we serve.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

Chesapeake Utilities Corporation 2022 Form 10-K     Page 22

ITEM 2. Properties.
Offices and other operational facilities
We own or lease offices and other operational facilities in our service territories located in Delaware, Maryland, Virginia, North Carolina, South Carolina, Florida, Pennsylvania and Ohio.
Regulated Energy Segment
The following table presents a summary of miles of assets operated by our natural gas distribution, natural gas transmission and electric business units as of December 31, 2022:

Operations	Miles
Natural Gas Distribution
Delmarva Natural Gas (Natural gas pipelines)	2,012
Delmarva Natural Gas (Underground propane pipelines)	19
CFG and FPU (Natural gas pipelines)	3,043
Natural Gas Transmission
Eastern Shore	517
Peninsula Pipeline	148
Aspire Energy Express (1)	—
Electric Distribution
FPU	908
Total	6,647

(1) Aspire Energy Express had less than 1 mile of natural gas pipeline at December 31, 2022.

Peninsula Pipeline also has a 50 percent jointly owned intrastate transmission pipeline with Seacoast Gas Transmission, LLC ("Seacoast Gas Transmission") in Nassau County, Florida. The 26-mile pipeline serves demand in both Nassau and Duval Counties.
Unregulated Energy Segment
As of December 31, 2022 the following table presents propane storage capacity, miles of underground distribution mains and transmission for our Unregulated Energy Segment operations:

Operations	Gallons or miles
Propane distribution
Propane storage capacity (gallons in millions)	8.7
Underground propane distribution mains (miles)	194
Unregulated Energy Transmission and gathering (Aspire Energy)
Natural gas pipelines (miles)	2,800

ITEM 3. Legal Proceedings.
See Note 20, Other Commitments and Contingencies in the Consolidated Financial Statements, which is incorporated into Item 3 by reference.
Chesapeake Utilities Corporation 2022 Form 10-K Page 23

ITEM 4. Mine Safety Disclosures.
Not applicable.

PART II
ITEM 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock Dividends and Stockholder Information:
Chesapeake Utilities common stock is traded on the New York Stock Exchange ("NYSE") under the ticker symbol CPK. As of February 17, 2023, we had 2,040 holders of record of our common stock. We declared quarterly cash dividends on our common stock totaling $2.085 per share in 2022 and $1.880 per share in 2021, and have paid a cash dividend to our common stock stockholders for 62 consecutive years. Future dividend payments and amounts are at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, and other factors.
Indentures to our long-term debt contain various restrictions which limit our ability to pay dividends. Refer to Item 8, Financial Statements and Supplementary Data (see Note 12, Long-Term Debt, in the consolidated financial statements) for additional information.
Purchases of Equity Securities by the Issuer
The following table sets forth information on purchases by us or on our behalf of shares of our common stock during the quarter ended December 31, 2022.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
Period
October 1, 2022 through October 31, 2022 (1)	483	$119.17	—	—
November 1, 2022 through November 30, 2022	—	—	—	—
December 1, 2022 through December 31, 2022	—	—	—	—
Total	483	$119.17	—	—
(1) In October 2022, we purchased 483 shares of common stock on the open market for the purpose of reinvesting the dividend on shares held in the Rabbi Trust accounts under the Non-Qualified Deferred Compensation Plan. The Non-Qualified Deferred Compensation Plan is discussed in detail in Item 8, Financial Statements and Supplementary Data (see Note 16, Employee Benefit Plans, in the consolidated financial statements).
(2) Except for the purpose described in footnote (1), we have no publicly announced plans or programs to repurchase our shares.
Information on certain of our equity compensation plans, for which shares of our common stock are authorized for issuance, is included in the section of our Proxy Statement captioned “Equity Compensation Plan Information” and is incorporated herein by reference.
Chesapeake Utilities Corporation 2022 Form 10-K Page 24

Common Stock Performance Graph
The stock performance graph and table below compares cumulative total stockholder return on our common stock during the five fiscal years ended December 31, 2022, with the cumulative total stockholder return of the Standard & Poor’s 500 Index and the cumulative total stockholder return of select peers, which include the following companies: Atmos Energy Corporation; Black Hills Corporation; Chesapeake Utilities Corporation; New Jersey Resources Corporation; NiSource; Northwest Natural Gas Company; Northwestern Corporation; ONE Gas, Inc.; RGC Resources, Inc.; South Jersey Industries, Inc.; Spire, Inc.; and Unitil Corporation.
The comparison assumes $100 was invested on December 31, 2017 in our common stock and in each of the foregoing indices and assumes reinvested dividends. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

Stock Performance
$250
$200
$150
$100
2017
2018
2019
2020
2021
2022
Chesapeake Utilities
Industry Index
S&P 500 Index

	2017	2018	2019	2020	2021	2022
Chesapeake Utilities	$100	$105	$126	$145	$199	$164
Industry Index	$100	$107	$127	$106	$121	$133
S&P 500 Index	$100	$96	$126	$149	$191	$157

Chesapeake Utilities Corporation 2022 Form 10-K Page 25

ITEM 6. [RESERVED]

Chesapeake Utilities Corporation 2022 Form 10-K     Page 26

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

In March 2020, the CDC declared a national emergency due to the rapidly growing outbreak of COVID-19. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These restrictions significantly impacted economic conditions in the United States beginning in 2020 and persisted throughout 2022, though to a significantly lesser extent. Chesapeake Utilities is considered an “essential business,” which allowed us to continue operational activities and construction projects while social distancing restrictions were in place.

The expiration of the states of emergency along with the settlement of our limited proceeding in Florida concluded our ability to defer incremental pandemic related costs for consideration through the applicable regulatory process. We remain committed to providing products and services to our customers in a safe and reliable manner, and will continue to do so in compliance with any mandated restrictions in each of the markets we serve.
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
The below tables reconcile Gross Margin as defined under GAAP to our non-GAAP measure of Adjusted Gross Margin for the years ended December 31, 2022, 2021 and 2020:

Chesapeake Utilities Corporation 2022 Form 10-K Page 27

	For the Year Ended December 31, 2022
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Operating Revenues	$429,424	$280,750	$(29,470)	$680,704
Cost of Sales:
Natural gas, propane and electric costs	(127,172)	(162,683)	29,349	(260,506)
Depreciation & amortization	(52,707)	(16,257)	(9)	(68,973)
Operations & maintenance expense (1)	(35,472)	(29,825)	9	(65,288)
Gross Margin (GAAP)	214,073	71,985	(121)	285,937
Operations & maintenance expense (1)	35,472	29,825	(9)	65,288
Depreciation & amortization	52,707	16,257	9	68,973
Adjusted Gross Margin (Non-GAAP)	$302,252	$118,067	$(121)	$420,198

	For the Year Ended December 31, 2021
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Operating Revenues	$383,920	$206,869	$(20,821)	$569,968
Cost of Sales:
Natural gas, propane and electric costs	(100,737)	(106,900)	20,687	(186,950)
Depreciation & amortization	(48,748)	(13,869)	(44)	(62,661)
Operations & maintenance expense (1)	(32,780)	(24,123)	179	(56,724)
Gross Margin (GAAP)	201,655	61,977	1	263,633
Operations & maintenance expense (1)	32,780	24,123	(179)	56,724
Depreciation & amortization	48,748	13,869	44	62,661
Adjusted Gross Margin (Non-GAAP)	$283,183	$99,969	$(134)	$383,018

	For the Year Ended December 31, 2020
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Operating Revenues	$352,746	$152,526	$(17,074)	$488,198
Cost of Sales:
Natural gas, propane and electric costs	(91,994)	(62,780)	16,836	(137,938)
Depreciation & amortization	(46,079)	(11,988)	(50)	(58,117)
Operations & maintenance expense (1)	(31,237)	(22,914)	298	(53,853)
Gross Margin (GAAP)	183,436	54,844	10	238,290
Operations & maintenance expense (1)	31,237	22,914	(298)	53,853
Depreciation & amortization	46,079	11,988	50	58,117
Adjusted Gross Margin (Non-GAAP)	$260,752	$89,746	$(238)	$350,260
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
Chesapeake Utilities Corporation 2022 Form 10-K     Page 28

2022 to 2021 Gross Margin (GAAP) Variance – Regulated Energy

Gross Margin (GAAP) for the Regulated Energy segment for 2022 was $214.1 million, an increase of $12.4 million, or 6.2 percent, compared to 2021. Higher gross margin reflects continued pipeline expansions by Eastern Shore, Peninsula Pipeline and Aspire Energy Express, incremental contributions from regulated infrastructure programs, organic growth in our natural gas distribution businesses, increased customer consumption, interim rates associated with the Florida natural gas base rate proceeding, cost recovery associated with pandemic related costs, and operating results from our acquisition of the Escambia Meter Station completed in 2021. These increases were partially offset by higher depreciation, amortization and property taxes, increased employee expenses driven by continued competition in the current labor market, higher facilities, maintenance and outside services as well as higher fuel costs.

2021 to 2020 Gross Margin (GAAP) Variance – Regulated Energy

Gross Margin (GAAP) for the Regulated Energy segment for the year ended December 31, 2021 compared to 2020 is described in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2021, which is incorporated herein by reference.

2022 to 2021 Gross Margin (GAAP) Variance – Unregulated Energy

Gross Margin (GAAP) for the Unregulated Energy segment for 2022 was $72.0 million, an increase of $10.0 million, or 16.1 percent compared to 2021. Increased gross margin resulted from higher retail propane margins per gallon and service fees, contributions from the propane acquisitions completed in 2021 and 2022, increased demand for CNG, RNG and LNG services and increased customer consumption along with higher rates for Aspire Energy. These increases were partially offset by higher depreciation, amortization and property taxes related to recent capital investments and acquisitions, increased employee expenses driven by continued competition in the current labor market, higher costs related to facilities, maintenance and outside services and rising fuel costs.

2021 to 2020 Gross Margin (GAAP) Variance – Unregulated Energy

Gross Margin (GAAP) for the Unregulated Energy segment for the year ended December 31, 2021 compared to 2020 is described in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2021, which is incorporated by reference.

Chesapeake Utilities Corporation 2022 Form 10-K Page 29

OVERVIEW AND HIGHLIGHTS

(in thousands except per share data)			Increase			Increase
For the Year Ended December 31,	2022	2021	(decrease)	2021	2020	(decrease)
Business Segment:
Regulated Energy	$115,317	$106,174	$9,143	$106,174	$92,124	$14,050
Unregulated Energy	27,350	24,427	2,923	24,427	20,664	3,763
Other businesses and eliminations	266	511	(245)	511	(65)	576
Operating Income	142,933	131,112	11,821	131,112	112,723	18,389
Other income, net	5,051	1,721	3,330	1,721	3,222	(1,501)
Interest charges	24,356	20,135	4,221	20,135	21,765	(1,630)
Income from Continuing Operations Before Income Taxes	123,628	112,698	10,930	112,698	94,180	18,518
Income Taxes on Continuing Operations	33,832	29,231	4,601	29,231	23,538	5,693
Income from Continuing Operations	89,796	83,467	6,329	83,467	70,642	12,825
Income (loss) from Discontinued Operations, Net of Tax	—	(1)	1	(1)	686	(687)
Gain on sale of Discontinued Operations, Net of tax	—	—	—	—	170	(170)
Net Income	$89,796	$83,466	$6,330	$83,466	$71,498	$11,968
Earnings Per Share of Common Stock (1)
Basic	$5.07	$4.75	$0.32	$4.75	$4.28	$0.47
Diluted	$5.04	$4.73	$0.31	$4.73	$4.26	$0.47
(2) Basic and diluted earnings per share for the year ended December 31, 2020 include $0.05 attributable to discontinued operations.
Chesapeake Utilities Corporation 2022 Form 10-K     Page 30

2022 compared to 2021
Key variances in continuing operations between 2022 and 2021 included:

(in thousands, except per share data)	Pre-tax Income	Net Income	Earnings Per Share
Year ended December 31, 2021 Reported Results	$112,698	$83,467	$4.73

Adjusting for unusual items:
Gain from sales of assets	1,902	1,382	0.08
Interest income from federal income tax refund	826	600	0.03
Absence of CARES Act items recognized during the third quarter of 2021	—	(922)	(0.05)
Regulatory deferral of COVID-19 expenses per PSC's orders	(2,545)	(1,849)	(0.10)
	183	(789)	(0.04)
Increased Adjusted Gross Margins:
Contributions from acquisitions*	10,575	7,681	0.43
Natural gas transmission service expansions*	4,399	3,195	0.18
Contributions from regulated infrastructure programs *	3,926	2,851	0.16
Natural gas growth (excluding service expansions)	3,732	2,711	0.15
Increased propane margins per gallon and fees	3,575	2,597	0.14
Increased margins related to demand for CNG/RNG/LNG services*	3,534	2,567	0.14
Increased customer consumption - Inclusive of weather	3,117	2,264	0.13
Implementation of interim rates associated with the Florida natural gas rate case filing*	2,474	1,797	0.10
Contribution from rates associated with recovery of pandemic related costs	1,040	756	0.04
	36,372	26,419	1.47
(Increased) Other Operating Expenses (Excluding Natural Gas, Electricity and Propane Costs):
Operating expenses from recent acquisitions	(9,586)	(6,963)	(0.39)
Depreciation, amortization and property tax costs due to new capital investments	(6,297)	(4,574)	(0.26)
Payroll, benefits and other employee-related expenses	(3,019)	(2,193)	(0.12)
Facilities expenses, maintenance costs and outside services	(1,942)	(1,411)	(0.08)
Increased vehicle expenses largely due to higher fuel costs	(1,000)	(726)	(0.04)
	(21,844)	(15,867)	(0.89)

Interest charges	(4,221)	(3,066)	(0.17)
Change in shares outstanding due to 2021 and 2022 equity issuances	—	—	(0.05)
Net Other Changes	440	(368)	(0.01)
Year ended December 31, 2022 Reported Results	$123,628	$89,796	$5.04
* See the Major Projects and Initiatives table.

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

Chesapeake Utilities Corporation 2022 Form 10-K Page 31

	Adjusted Gross Margin
	Year Ended December 31,			Estimate for Fiscal
(in thousands)	2020	2021	2022	2023	2024
Pipeline Expansions:
Western Palm Beach County, Florida Expansion (1)	$4,167	$4,729	$5,227	$5,227	$5,227
Del-Mar Energy Pathway (1) (2)	2,462	4,584	6,909	6,980	6,903
Guernsey Power Station	—	187	1,377	1,486	1,482
Southern Expansion	—	—	—	586	2,344
Winter Haven Expansion	—	—	260	576	626
Beachside Pipeline Expansions	—	—	—	1,825	2,451
North Ocean City Connector	—	—	—	—	200
St. Cloud / Twin Lakes	—	—	—	414	584
Clean Energy (1)	—	—	126	1,009	1,009
Wildlight	—	—	—	528	2,000
Total Pipeline Expansions	6,629	9,500	13,899	18,631	22,826

CNG/RNG/LNG Transportation and Infrastructure	7,231	7,566	11,100	11,892	12,348

Acquisitions:
Propane Acquisition	—	603	10,762	12,000	12,250
Escambia Meter Station	—	583	999	1,000	1,000
Total Acquisitions	—	1,186	11,761	13,000	13,250

Regulatory Initiatives:
Florida GRIP	15,178	16,995	19,885	19,885	19,885
Capital Cost Surcharge Programs	523	1,199	2,001	2,811	2,831
Elkton STRIDE Plan	—	26	264	354	357
Florida Rate Case Proceeding	—	—	2,474	15,362	17,153
Electric Storm Protection Plan	—	—	486	1,137	2,113
Total Regulatory Initiatives	15,701	18,220	25,110	39,549	42,339

Total	$29,561	$36,472	$61,870	$83,072	$90,763
(1) Includes adjusted gross margin generated from interim services.
(2) Includes adjusted gross margin from natural gas distribution services.

Detailed Discussion of Major Projects and Initiatives

Pipeline Expansions

Western Palm Beach County, Florida Expansion
Peninsula Pipeline is constructing four transmission lines to bring additional natural gas to our distribution system in West Palm Beach, Florida. The first phase of this project was placed into service in December 2018 and generated incremental adjusted gross margin of $0.5 million during 2022 compared to 2021. The remainder of the project was completed in the fourth quarter of 2021. We estimate that the project will generate annual adjusted gross margin of $5.2 million in 2023 and beyond.

Del-Mar Energy Pathway
In December 2019, the FERC issued an order approving the construction of the Del-Mar Energy Pathway project. The project was placed into service in the fourth quarter of 2021. The new facilities: (i) include an additional 14,300 Dts/d of firm service to four customers, (ii) provide additional natural gas transmission pipeline infrastructure in eastern Sussex County, Delaware, and (iii) represent the first extension of Eastern Shore’s pipeline system into Somerset County, Maryland. The project generated additional adjusted gross margin of $2.3 million for the year ended December 31, 2022. The estimated annual adjusted gross margin from this project, including natural gas distribution service in Somerset County, Maryland, is approximately $7.0 million in 2023 and beyond subject to further increase as the distribution system continues to build out.
Chesapeake Utilities Corporation 2022 Form 10-K     Page 32

Guernsey Power Station
Guernsey Power Station and our affiliate, Aspire Energy Express, entered into a precedent agreement for firm transportation capacity whereby Guernsey Power Station will construct a power generation facility and Aspire Energy Express will provide firm natural gas transportation service to this facility. Guernsey Power Station commenced construction of the project in October 2019. Aspire Energy Express completed construction of the gas transmission facilities in the fourth quarter of 2021.The project generated additional adjusted gross margin of $1.2 million for the year ended December 31, 2022, and is expected to produce adjusted gross margin of approximately $1.5 million in 2023 and beyond.

Southern Expansion
Eastern Shore plans to install a new natural gas driven compressor skid unit at its existing Bridgeville, Delaware compressor station that will provide 7,300 Dts of incremental firm transportation pipeline capacity. The project obtained FERC approval in January 2023 and is currently estimated to go into service in the fourth quarter of 2023. Eastern Shore expects the Southern Expansion project to generate annual adjusted gross margin of $0.6 million in 2023 and $2.3 million in 2024 and thereafter.

Winter Haven Expansion
In May 2021, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with CFG for an incremental 6,800 Dts/d of firm service in the Winter Haven, Florida area. As part of this agreement, Peninsula Pipeline constructed a new interconnect with FGT and a new regulator station for CFG. CFG is using the additional firm service to support new incremental load due to growth in the area, including providing service, most immediately, to a new can manufacturing facility, as well as reliability and operational benefits to CFG’s existing distribution system in the area. In connection with Peninsula Pipeline’s new regulator station, CFG also extended its distribution system to connect to the new station. This expansion was placed in service in the third quarter of 2022. The project generated additional adjusted gross margin of $0.3 million for the year ended December 31, 2022, and is expected to produce adjusted gross margin of approximately $0.6 million in 2023 and beyond.

Beachside Pipeline Expansion
In June 2021, Peninsula Pipeline and Florida City Gas entered into a Transportation Service Agreement for an incremental 10,176 Dts/d of firm service in Indian River County, Florida, to support Florida City Gas’ growth along the Indian River's barrier island. As part of this agreement, Peninsula Pipeline will construct approximately 11.3 miles of pipeline from its existing pipeline in the Sebastian, Florida, area east under the Intercoastal Waterway and southward on the barrier island. Construction is underway and is expected to be complete in the second quarter of 2023. We expect this extension to generate additional annual adjusted gross margin of $1.8 million in 2023 and $2.5 million in the years thereafter.

North Ocean City Connector
During the second quarter of 2022, we began construction of an extension of service into North Ocean City, Maryland. Our Delaware natural gas division and Sandpiper are installing approximately 5.7 miles of pipeline across southern Sussex County, Delaware to Fenwick Island, Delaware and Worcester County, Maryland. The project will reinforce our existing system in Ocean City, Maryland and allow for incremental growth along the pipeline. We expect this expansion to generate annual adjusted gross margin of $0.2 million beginning in 2024, with additional margin opportunities from incremental growth.

St.Cloud / Twin Lakes Expansion
In July 2022, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with FPU for an additional 2,400 Dt/day of firm service in the St. Cloud, Florida area. As part of this agreement, Peninsula Pipeline will construct a pipeline extension and regulator station for FPU. The extension will be used to support new incremental load due to growth in the area, including providing service, most immediately, to the residential development, Twin Lakes. The expansion will also improve reliability and provide operational benefits to FPU’s existing distribution system in the area, supporting future growth. We expect this expansion to be in service in the second quarter of 2023 and generate adjusted gross margin of $0.4 million in 2023 and $0.6 million in the years thereafter.

Clean Energy Expansion
During the fourth quarter of 2022, Clean Energy Fuels ("Clean Energy") and CFG entered into a precedent agreement for firm transportation services associated with a CNG fueling station Clean Energy is constructing. We plan to install approximately 2.2 miles of main extension in Davenport, Florida to support the filling station. Construction is underway and is expected to be complete in the third quarter of 2023. Our subsidiary Marlin Gas Services, is providing interim services to Clean Energy during the construction phase of the project. The project generated adjusted gross margin of approximately $0.1 million for the year ended December 31, 2022, and is expected to contribute adjusted gross margin of approximately $1.0 million in 2023 and the years thereafter.
Chesapeake Utilities Corporation 2022 Form 10-K Page 33

Wildlight Expansion
In August 2022, Peninsula Pipeline and FPU filed a joint petition with the Florida PSC for approval of its Transportation Service Agreement associated with the development of the Wildlight planned community located in Nassau County, Florida. The project enables us to meet the significant growing demand for service in Yulee, Florida. The agreement will enable us to build the project during the construction and build-out of the community, and charge the reservation rate as each phase of the project goes into service. Construction of the pipeline facilities will occur in two separate phases. Phase one consists of three extensions with associated facilities, and a gas injection interconnect with associated facilities. Phase two will consist of two additional pipeline extensions. The various phases of the project are expected to commence in the first quarter of 2023, with construction on the overall project continuing through 2025. This project is expected to contribute adjusted gross margin of approximately $0.5 million in 2023 and $2.0 million in 2024 and beyond.

CNG/RNG/LNG Transportation and Infrastructure

We have made a commitment to meet customer demand for CNG, RNG and LNG in the markets we serve. This has included making investments within Marlin Gas Services to be able to transport these products through its virtual pipeline fleet to customers.To date, we have also made an infrastructure investment in Ohio, enabling RNG to fuel a third-party landfill fleet and to transport RNG to end use customers off our pipeline system. Similarly, we announced in March 2022, the opening of a high-capacity CNG truck and tube trailer fueling station in Port Wentworth, Georgia. As one of the largest public access CNG stations on the East Coast, it will offer a RNG option to customers in the near future. We constructed the station in partnership with Atlanta Gas Light, a subsidiary of Southern Company Gas. In 2020, Atlanta Gas Light announced that Chesapeake Utilities constructed and maintains the station and ensures access to CNG and RNG for the many customers expected to fuel at the station.

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

For the year ended December 31, 2022, we generated additional adjusted gross margin of $3.5 million compared to 2021 associated with the transportation of CNG and RNG by Marlin’s virtual pipeline and Aspire Energy’s Noble Road RNG pipeline. We estimate annual adjusted gross margin of approximately $11.9 million in 2023, and $12.3 million in 2024 for these transportation related services, with potential for additional growth in future years.

Full Circle Dairy
In February 2023, we announced plans to construct, own and operate a dairy manure RNG facility at Full Circle Dairy in Madison County, Florida. The project consists of a facility converting dairy manure to RNG and transportation assets to bring the gas to market. The first injection of RNG is projected to occur in the first half of 2024.

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

Chesapeake Utilities Corporation 2022 Form 10-K     Page 34

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

On June 13, 2022, Sharp acquired the propane operating assets of Davenport Energy's Siler City propane division for approximately $2.0 million. Through this acquisition, the Company expanded its operating footprint further into North Carolina, where customers are being served by Sharp Energy’s Diversified Energy division. The acquisition added approximately 850 customers and distribution of approximately 406,000 gallons of propane annually to Sharp Energy’s territory. The financial results of this acquisition are included in Sharp Energy's Diversified Energy division given geographic proximity and other synergies within the service territory.

For the year ended December 31, 2022, these acquisitions contributed $10.8 million in adjusted gross margin and are expected to generate $12.0 million of additional adjusted gross margin in 2023 and $12.3 million in 2024.

Escambia Meter Station
In June 2021, Peninsula Pipeline purchased the Escambia Meter Station from Florida Power and Light and entered into a Transportation Service Agreement with Gulf Power Company to provide up to 530,000 Dts/d of firm service from an interconnect with FGT to Florida Power & Light’s Crist Lateral pipeline. The Florida Power & Light Crist Lateral provides gas supply to their natural gas fired power plant owned by Florida Power & Light in Pensacola, Florida. We generated generated $1.0 million in additional adjusted gross margin in 2022 and estimate that this acquisition will generate adjusted gross margin of approximately $1.0 million in 2023 and beyond.

Regulatory Initiatives

Florida GRIP
Florida GRIP is a natural gas pipe replacement program approved by the Florida PSC that allows automatic recovery, through rates, of costs associated with the replacement of mains and services. Since the program's inception in August 2012, the Company has invested $203.2 million of capital expenditures to replace 353 miles of qualifying distribution mains, including $13.7 million and $23.6 million of new pipes during 2022 and 2021, respectively. GRIP generated additional gross margin of $2.9 million for the year ended 2022 compared to 2021. We are currently projecting to complete this program in the first quarter of 2023 and expect to generate adjusted gross margin of $19.9 million in 2023 and 2024, respectively. The adjusted gross margin on GRIP investments are expected to continue to be generated as we have included the investments, and the associated expenses, in the base rate proceeding that was filed in May 2022. See additional discussion below for further details on the Florida Natural Gas Base Rate Proceeding.

Chesapeake Utilities Corporation 2022 Form 10-K Page 35

Capital Cost Surcharge Programs
In December 2019, the FERC approved Eastern Shore’s capital cost surcharge to become effective January 1, 2020. The surcharge, an approved item in the settlement of Eastern Shore’s last general rate case, allows Eastern Shore to recover capital costs associated with mandated highway or railroad relocation projects that required the replacement of existing Eastern Shore facilities. In 2022 there was an increase of $0.8 million in adjusted gross margin related to the program. Eastern Shore expects to produce adjusted gross margin of approximately $2.8 million in 2023 and 2024 from relocation projects, which is ultimately dependent upon the timing of filings and the completion of construction.

Elkton Gas STRIDE Plan
In June 2021, we reached a settlement with the Maryland PSC Staff and the Maryland Office of the Peoples Counsel regarding a five-year plan to replace Aldyl-A pipelines and recover the associated costs of those replacements through a fixed charge rider. The STRIDE plan went into service in September 2021 and is expected to generate $0.4 million of additional adjusted gross margin in 2023 and annually thereafter.

Florida Natural Gas Base Rate Proceeding
In May 2022, our natural gas distribution businesses in Florida (FPU, FPU-Indiantown division, FPU-Fort Meade division and Chesapeake Utilities CFG division, collectively, “Florida natural gas distribution businesses”) filed a consolidated natural gas rate case with the Florida PSC. The application included a request for the following: (i) permanent rate relief of approximately $24.1 million, effective January 1, 2023, (ii) a depreciation study also submitted with the filing; (iii) authorization to make certain changes to tariffs to include the consolidation of rates and rate structure across the businesses and to unify the Florida natural gas distribution businesses under FPU; (iv) authorization to retain the acquisition adjustment recorded at the time of the FPU merger in our revenue requirement;and (v) authorization to establish an environmental remediation surcharge for the purposes of addressing future expected remediation costs for FPU MGP sites. In August 2022, interim rates were approved by the Florida PSC in the amount of approximately $7.7 million on an annualized basis, effective for all meter readings in September 2022. The discovery process and related hearings were concluded during the fourth quarter of 2022 and briefs were submitted in the same quarter of 2022. In January 2023, the Florida PSC approved the application for consolidation and permanent rate relief of approximately $17.2 million on an annual basis. Actual rates in connection with the rate relief were approved by the Florida PSC in February 2023 with an effective date of March 1, 2023.

Storm Protection Plan
In 2020, the Florida PSC implemented the SPP and SPPCR rules, which require electric utilities to petition the Florida PSC for approval of a Transmission and Distribution Storm Protection Plan that covers the utility’s immediate 10-year planning period with updates to the plan at least every 3 years. The SPPCR rules allow the utility to file for recovery of associated costs related to its SPP. Our Florida electric distribution operation's SPP and SPPCRC were filed during the first quarter of 2022 and approved in the fourth quarter of 2022 with modifications, by the Florida PSC. This initiative is expected to generate adjusted gross margin of approximately $1.1 million in 2023 and $2.1 million in 2024, and we expect continued investment under the SPP going forward.

COVID-19 Regulatory Proceeding
In October 2020, the Florida PSC approved a joint petition of our natural gas and electric distribution utilities in Florida to establish a regulatory asset to record incremental expenses incurred due to COVID-19. The regulatory asset allows us to obtain recovery of these costs in the next base rate proceedings. The Company’s Florida regulated business units reached a settlement with the Florida OPC in June 2021, enabling the business units to establish a regulatory asset of $2.1 million. This amount includes COVID-19 related incremental expenses for bad debt write-offs, personnel protective equipment, cleaning and business information services for remote work. Our Florida regulated business units are currently amortizing the amount over two years effective January 1, 2022 and recovering the regulatory asset through the Purchased Gas Adjustment and Swing Service mechanisms for the natural gas business units and through the Fuel Purchased Power Cost Recovery clause for the electric division. This results in additional adjusted gross margin of $1.0 million annually that is being offset by a corresponding amortization of regulatory asset expense, for both 2022 and 2023.

Other Major Factors Influencing Adjusted Gross Margin

Weather and Consumption
Weather conditions accounted for increased adjusted gross margin of $1.5 million in 2022 compared to 2021. The following table summarizes heating degree day ("HDD") and cooling degree day (“CDD”) variances from the 10-year average HDD/CDD ("Normal") for the years ended December 31, 2022 compared to 2021 and December 31, 2021 compared to 2020.
Chesapeake Utilities Corporation 2022 Form 10-K     Page 36

HDD and CDD Information

	For the Years Ended December 31,
	2022	2021	Variance	2021	2020	Variance
Delmarva
Actual HDD	4,088	3,849	239	3,849	3,716	133
10-Year Average HDD ("Normal")	4,147	4,182	(35)	4,182	4,294	(112)
Variance from Normal	(59)	(333)		(333)	(578)

Florida (1)
Actual HDD	836	829	7	829	745	84
10-Year Average HDD ("Normal")	828	839	(11)	839	933	(94)
Variance from Normal	8	(10)		(10)	(188)

Ohio
Actual HDD	5,532	5,138	394	5,138	5,218	(80)
10-Year Average HDD ("Normal")	5,557	5,621	(64)	5,621	5,701	(80)
Variance from Normal	(25)	(483)		(483)	(483)

Florida (1)
Actual CDD	2,826	2,687	139	2,687	3,078	(391)
10-Year Average CDD ("Normal")	2,929	2,952	(23)	2,952	2,931	21
Variance from Normal	(103)	(265)		(265)	147

(1) Prior year amounts have been revised to conform to the current period presentation.
Natural Gas Distribution Growth
Customer growth for our natural gas distribution operations, as a result of the addition of new customers and the conversion of customers from alternative fuel sources to natural gas service, generated $3.7 million of additional adjusted gross margin in 2022. The average number of residential customers served on the Delmarva Peninsula and Florida increased by approximately 5.7 percent and 4.2 percent, respectively, during 2022. On the Delmarva Peninsula, a larger percentage of the adjusted gross margin growth was generated from residential growth given the expansion of gas into new housing communities and conversions to natural gas as our distribution infrastructure continues to build out. In Florida, as new communities continue to build out due to population growth and infrastructure is added to support the growth, there is increased load from both residential customers as well as new commercial and industrial customers. The details are provided in the following table:

	Adjusted Gross Margin Increase
	For the Year Ended December 31, 2022
(in thousands)	Delmarva Peninsula	Florida
Customer growth:
Residential	$2,045	$938
Commercial and industrial	402	347
Total customer growth	$2,447	$1,285

Chesapeake Utilities Corporation 2022 Form 10-K Page 37

REGULATED ENERGY

			Increase			Increase
For the Year Ended December	2022	2021	(decrease)	2021	2020	(decrease)
(in thousands)
Revenue	$429,424	$383,920	$45,504	$383,920	$352,746	$31,174
Natural gas and electric costs	127,172	100,737	26,435	100,737	91,994	8,743
Adjusted gross margin (1)	302,252	283,183	19,069	283,183	260,752	22,431
Operations & maintenance	112,963	108,190	4,773	108,190	104,379	3,811
Gain from a settlement	—	—	—	—	(130)	130
Depreciation & amortization	52,707	48,748	3,959	48,748	46,079	2,669
Other taxes	21,265	20,071	1,194	20,071	18,300	1,771
Other operating expenses	186,935	177,009	9,926	177,009	168,628	8,381
Operating Income	$115,317	$106,174	$9,143	$106,174	$92,124	$14,050
(1) Adjusted Gross Margin is a non-GAAP measure utilized by Management to review business unit performance. For a more detailed discussion on the differences between Gross Margin (GAAP) and Adjusted Gross Margin, see the Reconciliation of GAAP to Non-GAAP Measures presented above.
2022 compared to 2021
Operating income for the Regulated Energy segment for 2022 was $115.3 million, an increase of $9.1 million, or 8.6 percent, compared to 2021. Operating income for the year ended December 31, 2021 included a $2.5 million reduction in other operating expenses resulting from regulatory deferral of certain costs associated with the COVID-19 pandemic. Absent this benefit, operating income increased $11.7 million, or 11.3 percent. Higher operating income reflects continued pipeline expansions by Eastern Shore, Peninsula Pipeline and Aspire Energy Express, incremental contributions from regulated infrastructure programs, organic growth in our natural gas distribution businesses, interim rates associated with the Florida natural gas base rate proceeding, increased customer consumption, cost recovery associated with pandemic related costs, and operating results from the Escambia Meter Station acquisition completed in 2021. Eliminating the benefits of regulatory asset accounting in 2021, operating expenses increased by $7.4 million compared to the prior year primarily due to higher depreciation, amortization and property taxes, increased employee expenses driven by continued competition in the labor market, facilities, maintenance and outside services as well as vehicle expenses largely due to higher fuel costs.
Items contributing to the year-over-year adjusted gross margin increase are listed in the following table:

(in thousands)
Natural gas transmission service expansions	$4,399
Contributions from regulated infrastructure programs	3,926
Natural gas growth (excluding service expansions)	3,732
Contribution from implementation of interim rates approved by FL PSC	2,474
Customer consumption - inclusive of weather	1,263
Contribution from rates associated with recovery of pandemic related costs	1,040
Increased adjusted gross margin from off-system natural gas capacity sales	826
Escambia Meter Station acquisition	416
Other variances	993
Year-over-year increase in adjusted gross margin	$19,069

The following narrative discussion provides further detail and analysis of the significant variances in adjusted gross margin detailed above.

Natural Gas Transmission Service Expansions
We generated increased adjusted gross margin of $4.4 million from natural gas transmission service expansions including, Peninsula Pipeline's Western Palm Beach County project, Eastern Shore's Del-Mar Energy Pathway project and the Guernsey pipeline expansion.

Contributions from Regulated Infrastructure Programs
Contributions from regulated infrastructure programs generated incremental adjusted gross margin of $3.9 million for the year. The increase in adjusted gross margin was primarily related to continued investment in the Florida GRIP, Eastern Shore's
Chesapeake Utilities Corporation 2022 Form 10-K     Page 38

capital surcharge program, the Elkton Gas STRIDE Plan and Florida's Storm Protection Plan. Refer to Note 18, Rates and Other Regulatory Activities, in the consolidated financial statements for additional information.

Natural Gas Distribution Customer Growth
We generated additional adjusted gross margin of $3.7 million from natural gas customer growth. Adjusted gross margin increased by $1.3 million in Florida and $2.4 million on the Delmarva Peninsula compared to 2021, due primarily to residential customer growth of 4.2 percent and 5.7 percent in Florida and on the Delmarva Peninsula, respectively.

Interim Rates Associated with the Florida Natural Gas Base Rate Proceeding
In August 2022, the Florida PSC approved interim rates starting in September 2022. These interim rates contributed additional adjusted gross margin of $2.5 million. Please refer to Note 18, Rates and Other Regulatory Activities, in the consolidated financial statements for additional information.

Customer Consumption - Inclusive of Weather
Increased customer consumption contributed additional adjusted gross margin of $1.3 million for the year compared to 2021.

Contributions from Rates Associated with Recovery of Pandemic Related Costs
In July 2021, the Florida PSC approved an order that allowed us to establish a regulatory asset to recover incremental expenses we incurred due to COVID resulting in additional adjusted gross margin of $1.0 million. This adjusted gross margin was offset by a corresponding amortization of regulatory asset expense.

Contributions from Off-System Natural Gas Sales
We generated additional adjusted gross margin of $0.8 million related to off-system natural gas capacity sales.

Contribution from Acquisitions
The acquisition of the Escambia meter station in June 2021 contributed additional adjusted gross margin of $0.4 million.

The major components of the increase in other operating expenses are as follows:

(in thousands)
Depreciation, amortization and property tax costs due to new capital investments	$5,453
Absence of regulatory deferral of COVID-19 expenses per PSC's orders	2,545
Payroll, benefits and other employee-related expenses	1,214
Facilities expenses, maintenance costs and outside services	641
Increased vehicle expenses largely due to higher fuel costs	356
Other variances	(283)
Period-over-period increase in other operating expenses	$9,926
2021 compared to 2020
The results for the Regulated Energy segment for the year ended December 31, 2021 compared to 2020 are described in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2021, which is incorporated herein by reference.

Chesapeake Utilities Corporation 2022 Form 10-K Page 39

UNREGULATED ENERGY

			Increase			Increase
For the Year Ended December 31,	2022	2021	(decrease)	2021	2020	(decrease)
(in thousands)
Revenue	$280,750	$206,869	$73,881	$206,869	$152,525	$54,344
Propane and natural gas costs	162,683	106,900	55,783	106,900	62,779	44,121
Adjusted gross margin (1)	118,067	99,969	18,098	99,969	89,746	10,223
Operations & maintenance	70,489	57,905	12,584	57,905	53,839	4,066
Depreciation & amortization	16,257	13,869	2,388	13,869	11,988	1,881
Other taxes	3,971	3,768	203	3,768	3,255	513
Other operating expenses	90,717	75,542	15,175	75,542	69,082	6,460
Operating Income	$27,350	$24,427	$2,923	$24,427	$20,664	$3,763
(1) Adjusted Gross Margin is a non-GAAP measure utilized by Management to review business unit performance. For a more detailed discussion on the differences between Gross Margin (GAAP) and Adjusted Gross Margin, see the Reconciliation of GAAP to Non-GAAP Measures presented above.
2022 Compared to 2021
Operating income for the Unregulated Energy segment for 2022 was $27.4 million, an increase of $2.9 million compared to 2021. The higher operating income is a result of contributions from the acquisition of Diversified Energy, increased propane margins including higher service fees, increased demand for CNG, RNG and LNG services, and increased volumes from both Aspire and propane. These adjusted gross margin increases were partially offset by increased operating expenses associated with the acquisition of Diversified Energy, including costs to integrate the business in line with Sharp's operating practices, as well as increased payroll, benefits and employee related expenses driven by competition in the current labor market, increased costs for facilities, maintenance and outside services, depreciation, amortization and property taxes, as well as higher vehicle expenses largely due to rising fuel costs.
Adjusted Gross Margin
Items contributing to the year-over-year increase in adjusted gross margin are listed in the following table:

(in thousands)
Propane Operations
Propane acquisitions completed in 2022 and 2021	$10,159
Increased propane margins and fees	3,575
Increased customer consumption - inclusive of weather	378
Decreased customer consumption due to conversion of customers to our natural gas system	(694)
CNG/RNG/LNG Transportation and Infrastructure
Increased demand for CNG/RNG/LNG services	3,534
Aspire Energy
Increased customer consumption - primarily weather related	1,475
Other variances	(329)
Year-over-year increase in adjusted gross margin	$18,098

The following narrative discussion provides further detail and analysis of the significant items in the foregoing table.
Propane Operations
•Recent propane acquisitions - Adjusted gross margin increased by $10.2 million due to recent propane acquisitions completed in 2021 and 2022.

•Increased propane margins and fees - Adjusted gross margin increased by $3.6 million, mainly due to increased customer service fees, lower propane inventory costs and favorable market conditions as well as resuming the assessment of our customary service fees. Propane margins also increased due to realized gains associated with our SWAP agreements. These market conditions, which include market pricing and competition with other propane suppliers, as well as the availability and price of alternative energy sources, may fluctuate based on changes in demand, supply and other energy commodity prices.

Chesapeake Utilities Corporation 2022 Form 10-K     Page 40

•Increased customer consumption due to weather - Adjusted gross margin increased by $0.4 million due to higher consumption of gas as weather was 6 percent colder than the prior year.
•Decreased customer consumption due to conversion of customers to natural gas - Adjusted gross margin decreased by $0.7 million due to customer conversions from propane service to the Company's natural gas distribution business.

CNG/RNG/LNG Transportation and Infrastructure
•Increased demand for CNG services - Adjusted gross margin increased by $3.5 million due to higher demand for CNG hold services for Marlin and contributions from an Aspire RNG project.

Aspire Energy
•Increased customer consumption primarily weather related - Adjusted gross margin increased by $1.5 million due to higher consumption of gas as weather in Ohio was approximately 8 percent colder than the prior year.

Other Operating Expenses
Items contributing to the period-over-period increase in other operating expenses are listed in the following table:

(in thousands)
Operating expenses associated with recent propane acquisitions	$9,586
Increased payroll, benefits and other employee-related expenses	2,351
Increased facilities expenses, maintenance costs and outside services	1,110
Increased depreciation, amortization and property tax costs	848
Increased vehicle expenses largely due to higher fuel costs	570
Other variances	710
Period-over-period increase in other operating expenses	$15,175
2021 compared to 2020
The results for the Unregulated Energy segment for the year ended December 31, 2021 compared to 2020 are described in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2021, which is incorporated by reference.

Chesapeake Utilities Corporation 2022 Form 10-K Page 41

OTHER INCOME, NET
Other income, net was $5.1 million and $1.7 million for 2022 and 2021, respectively. Other income, net includes non-operating investment income (expense), interest income, late fees charged to customers, gains or losses from the sale of assets for our unregulated businesses and pension and other benefits expense. The increase from 2021 to 2022 was primarily due to a higher level of gains recognized on the sale of assets and interest income received in connection to a federal income tax refund received during 2022.

INTEREST CHARGES
2022 Compared to 2021
Interest charges for 2022 increased by $4.2 million, compared to the same period in 2021, attributable primarily to an increase of $2.0 million in higher interest rates on outstanding borrowings under our Revolver, $1.9 million in interest expense as a result of a long-term debt placement in 2022 and $0.3 million of an amortization credit/reduction in interest expense associated with a regulatory liability that was established in connection with the Hurricane Michael regulatory proceeding settlement. The interest rate associated with our Revolver increased by 4.3 percent in 2022 as a result of the Federal Reserve raising interest rates. Any additional increases in interest rates by the Federal Reserve would have a corresponding increase in the interest rates charged under our Revolver.
INCOME TAXES
2022 Compared to 2021
Income tax expense was $33.8 million for 2022 compared to $29.2 million for 2021. Our effective income tax rates were 27.4 percent and 25.9 percent for the years ended December 31, 2022 and 2021, respectively. For the year ended December 31, 2021, we implemented certain provisions of the CARES Act that allowed us to carryback net operating losses into prior year periods where the federal income tax rate was higher. The tax benefits associated with this legislation were not available for the year ended December 31, 2022. As a result of the CARES Act, we recognized a $0.9 million reduction in income tax expense for the year ended December 31, 2021. Absent the provisions of the CARES Act, our effective tax rate for the year ended December 31, 2021 was 26.8 percent.

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
Capital expenditures for investments in new or acquired plant and equipment are our largest capital requirements. Our capital expenditures were $140.7 million in 2022.
Chesapeake Utilities Corporation 2022 Form 10-K     Page 42

The following table shows total capital expenditures for the year ended December 31, 2022 by segment and by business line:

For the Year Ended December 31, 2022
(dollars in thousands)
Regulated Energy:
Natural gas distribution	$69,799
Natural gas transmission	22,220
Electric distribution	5,535
Total Regulated Energy	97,554
Unregulated Energy:
Propane distribution	15,658
Energy transmission	7,264
Other unregulated energy	17,851
Total Unregulated Energy	40,773
Other:
Corporate and other businesses	2,355
Total Other	2,355
Total 2022 Capital Expenditures	$140,682
In the table below, we have provided a range of our forecasted capital expenditures for 2023:

	Estimate for Fiscal 2023
(dollars in thousands)	Low	High
Regulated Energy:
Natural gas distribution	$89,000	$100,000
Natural gas transmission	50,000	60,000
Electric distribution	13,000	15,000
Total Regulated Energy	152,000	175,000
Unregulated Energy:
Propane distribution	15,000	16,000
Energy transmission	8,000	9,000
Other unregulated energy	23,000	27,000
Total Unregulated Energy	46,000	52,000
Other:
Corporate and other businesses	2,000	3,000
Total Other	2,000	3,000
Total 2023 Forecasted Capital Expenditures	$200,000	$230,000

The 2023 forecast, which excludes potential acquisitions due to their opportunistic nature, includes capital expenditures for the following: Pipeline expansions related to the Eastern Shore Southern expansion, Florida Beachside Pipeline, the Wildlight pipeline expansion, other small pipeline expansion opportunities, continued distribution system expansions including further expansion in Somerset County, Maryland and the Wildlight development in Florida. Furthermore, the 2023 forecast includes continued expenditures under the Florida GRIP, the capital cost surcharge program and the Elkton Gas STRIDE program as well as information technology system enhancements and other strategic initiatives and investments.

The capital expenditure projection is subject to continuous review and modification. Actual capital requirements may vary from the above estimates due to a number of factors, including changing economic conditions, supply chain disruptions, capital delays that are greater than currently anticipated, customer growth in existing areas, regulation, new growth or acquisition opportunities and availability of capital and other factors discussed in Item 1A. Risk Factors. Historically, actual capital expenditures have typically lagged behind the budgeted amounts.

Chesapeake Utilities Corporation 2022 Form 10-K Page 43

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
The following tables present our capitalization, excluding and including short-term borrowings, as of December 31, 2022 and 2021 follows:

	December 31, 2022		December 31, 2021
(in thousands)
Long-term debt, net of current maturities	$578,388	41%	$549,903	42%
Stockholders’ equity	832,801	59%	774,130	58%
Total capitalization, excluding short-term borrowings	$1,411,189	100%	$1,324,033	100%

	December 31, 2022		December 31, 2021
(in thousands)
Short-term debt	$202,157	12%	$221,634	14%
Long-term debt, including current maturities	599,871	37%	567,866	36%
Stockholders’ equity	832,801	51%	774,130	50%
Total capitalization, including short-term borrowings	$1,634,829	100%	$1,563,630	100%
Our target ratio of equity to total capitalization, including short-term borrowings, is between 50 and 60 percent. We seek to align permanent financing with the in-service dates of capital projects. We may utilize more temporary short-term debt when the financing cost is attractive as a bridge to the permanent long-term financing or if the equity markets are volatile.
In 2021, we issued approximately 0.1 million shares at an average price per share of $125.71 and received net proceeds of $15.2 million under the DRIP. In 2022, we issued less than 0.1 million shares at an average price per share of $136.26 and received net proceeds of $4.5 million under the DRIP. See Note 15, Stockholders’ Equity, in the consolidated financial statements for additional information on commissions and fees paid in connection with these issuances.
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
Certain Uncollateralized Senior Notes contain a “restricted payments” covenant as defined in the respective note agreements. The most restrictive covenants of this type are included within the 5.93 percent Senior Note, due October 31, 2023. The covenant provides that we cannot pay or declare any dividends or make any other restricted payments in excess of the sum of $10.0 million, plus our consolidated net income accrued on and after January 1, 2003. As of December 31, 2022, the cumulative consolidated net income base was $754.2 million, offset by restricted payments of $326.4 million, leaving $427.8 million of cumulative net income free of restrictions.
Shelf Agreements
We have entered into Shelf Agreements with Prudential and MetLife, whom are under no obligation to purchase any unsecured debt. The following table summarizes our Shelf Agreements at December 31, 2022:
Chesapeake Utilities Corporation 2022 Form 10-K     Page 44

	Total Borrowing Capacity	Less: Amount of Debt Issued	Less: Unfunded Commitments	Remaining Borrowing Capacity
Shelf Agreement (1)
(in thousands)
Prudential Shelf Agreement (2)	$370,000	$(220,000)	(80,000)	$70,000
MetLife Shelf Agreement	150,000	(50,000)	—	100,000
Total	$520,000	$(270,000)	$(80,000)	$170,000
(1) The amended Prudential and MetLife Shelf Agreements both expire in February 2026.
(2) Unfunded commitments of $80.0 million reflects Senior Notes expected to be issued on or before March 14, 2023.

In February 2023, we amended our Shelf Agreements with Prudential and MetLife. The amended agreements now provide for total borrowing capacity of up to $405.0 million under the Prudential Shelf Agreement and $200.0 million under the MetLife Shelf Agreement. Additionally, the amendments extend the term of the agreements for an additional three years from the effective dates.
The Uncollateralized Senior Notes, Shelf Agreements and Shelf Notes set forth certain business covenants to which we are subject when any note is outstanding, including covenants that limit or restrict our ability, and the ability of our subsidiaries, to incur indebtedness, or place or permit liens and encumbrances on any of our property or the property of our subsidiaries.
Short-Term Borrowings
We are authorized by our Board of Directors to borrow up to $400.0 million of short-term debt, as required. At December 31, 2022 and 2021, we had $202.2 million and $221.6 million, respectively, of short-term borrowings outstanding at a weighted average interest rate of 5.04 percent and 0.83 percent, respectively.

In August 2021, we amended and restated our Revolver into a multi-tranche facility totaling $400.0 million with multiple participating lenders. The two tranches of the facility consist of a $200.0 million 364-day short-term debt tranche and a $200.0 million five-year tranche, both of which have three (3) one-year extension options, which can be authorized by our Chief Financial Officer. We are eligible to establish the repayment term for individual borrowings under the five-year tranche of the Revolver and to the extent that an individual loan under the Revolver exceeded 12 months, the outstanding balance would be classified as a component of long-term debt.
In August 2022, we amended both tranches of the Revolver, which now bear interest using SOFR as the benchmark interest rate, plus a 10-basis point SOFR adjustment, in lieu of LIBOR which is being retired by financial institutions. In addition, the 364-day tranche was extended for the upcoming year, expiring in August 2023. As part of these amendments, the parties agreed to eliminate the previous covenant capping the aggregate investments at $150.0 million where we maintain an ownership interest less than 50 percent. Additionally, the 364-day tranche of the facility now offers a reduced interest margin similar to the five-year tranche for amounts borrowed in connection with new sustainable investments. All other terms and conditions remained unchanged. Borrowings outstanding under the sustainable investment sublimit of the 364-day tranche amounted to $9.4 million at December 31, 2022.
The availability of funds under the Revolver is subject to conditions specified in the credit agreement, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in the Revolver's loan documents. We are required by the financial covenants in the Revolver to maintain, at the end of each fiscal year, a funded indebtedness ratio of no greater than 65 percent. As of December 31, 2022, we are in compliance with this covenant.

The 364-day tranche of the Revolver expires in August 2023 and the five-year tranche expires in August 2026, both of which are available to fund our short-term cash needs to meet seasonal working capital requirements and to temporarily fund portions of our capital expenditures. Borrowings under both tranches of the Revolver are subject to a pricing grid, including the commitment fee and the interest rate charged based upon our total indebtedness to total capitalization ratio for the prior quarter. As of December 31, 2022, the pricing under the 364-day tranche of the Revolver does not include an unused commitment fee and maintains an interest rate of 70 basis points over SOFR plus a 10 basis point SOFR adjustment. As of December 31, 2022, the pricing under the five-year tranche of the Revolver included an unused commitment fee of 9 basis points and an interest rate of 95 basis points over SOFR plus a 10 basis point SOFR adjustment.

Our total available credit under the Revolver at December 31, 2022 was $192.0 million. As of December 31, 2022, we had issued $5.8 million in letters of credit to various counterparties under the syndicated Revolver. These letters of credit are not
Chesapeake Utilities Corporation 2022 Form 10-K Page 45

included in the outstanding short-term borrowings and we do not anticipate they will be drawn upon by the counterparties. The letters of credit reduce the available borrowings under the Revolver.

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
Key statistics regarding our unsecured short-term credit facilities (our Revolver and previous bilateral lines of credit and revolving credit facility) for the years ended December 31, 2022, 2021 and 2020 are as follows:

(in thousands)	2022	2021	2020
Average borrowings during the year	$170,434	$182,305	$230,526
Weighted average interest rate for the year	2.49%	1.03%	1.50%
Maximum month-end borrowings	$225,050	$226,097	$284,914

Cash Flows
The following table provides a summary of our operating, investing and financing cash flows for the years ended December 31, 2022, 2021 and 2020:

	For the Year Ended December 31,
	2022	2021	2020
(in thousands)
Net cash provided by (used in):
Operating activities	$158,882	$150,504	$158,916
Investing activities	(136,448)	(223,023)	(181,631)
Financing activities	(21,206)	73,996	19,229
Net increase (decrease) in cash and cash equivalents	1,228	1,477	(3,486)
Cash and cash equivalents—beginning of period	4,976	3,499	6,985
Cash and cash equivalents—end of period	$6,204	$4,976	$3,499
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
During 2022, net cash provided by operating activities was $158.9 million. Operating cash flows were primarily impacted by the following:
•Net income, adjusted for non-cash adjustments, provided a $169.4 million source of cash;
•An increased level of deferred taxes associated with incremental tax depreciation from growth investments resulted in a source of cash of $23.7 million;
•A decrease in income tax receivables increased cash inflows by $14.9 million.
•Changes in net regulatory assets and liabilities due primarily to the change in fuel costs collected through the various cost recovery mechanisms resulted in a $38.7 million use of cash; and
•Other working capital changes, impacted primarily by propane inventory purchases and hedging activities, resulted in a $10.5 million use of cash.
Chesapeake Utilities Corporation 2022 Form 10-K     Page 46

Cash Flows Used in Investing Activities
Net cash used in investing activities totaled $136.4 million during the year ended December 31, 2022. Key investing activities contributing to the cash flow change included:
•Cash used to pay for capital expenditures was $128.3 million for 2022; and
•Net cash of $11.8 million was used to acquire Planet Found and Davenport in 2022.
Cash Flows Used in Financing Activities
Net cash used in financing activities totaled $21.2 million for the year ended December 31, 2022. This use of cash included:
•A use of cash of $35.1 million for dividend payments in 2022;
•Repayments under lines of credit resulted in a use of cash of $20.6 million;
•Net increase in long-term debt borrowings resulted in a net source of cash of $31.9 million to permanently finance investment in growth initiatives, including $49.9 million from issuances, offset by long-term repayments of $18.0 million; and
•Source of cash of $4.5 million from issuance of stock under the DRIP.

CONTRACTUAL OBLIGATIONS
We have the following contractual obligations and other commercial commitments as of December 31, 2022:

	Payments Due by Period
Contractual Obligations	2023	2024-2025	2026-2027	After 2027	Total
(in thousands)
Long-term debt (1)	$21,483	$44,033	$66,225	$469,076	$600,817
Operating leases (2)	2,871	4,707	3,213	6,192	16,983
Purchase obligations (3)
Transmission capacity	36,653	69,127	57,565	125,227	288,572
Storage capacity	1,281	801	801	100	2,983
Commodities	39,181	—	—	—	39,181
Electric supply	6,406	12,887	12,961	19,441	51,695
Unfunded benefits (4)	268	542	530	1,134	2,474
Funded benefits (5)	1,539	3,078	3,078	2,856	10,551
Total Contractual Obligations	$109,682	$135,175	$144,373	$624,026	$1,013,256
(1) This represents principal payments on long-term debt. See Item 8, Financial Statements and Supplementary Data, Note 12, Long-Term Debt, for additional information. The expected interest payments on long-term debt are $19.9 million, $37.4 million, $33.6 million and $89.8 million, respectively, for the periods indicated above. Expected interest payments for all periods total $180.7 million.
(2) See Item 8, Financial Statements and Supplementary Data, Note 14, Leases, for additional information.
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
(5) We have recorded long-term liabilities of $3.7 million at December 31, 2022 for the FPU qualified, defined benefit pension plan. The assets funding this plan is in a separate trust and is not considered assets of ours or included in our balance sheets. We do not expect to make payments to the trust funds in 2023. Additional contributions may be required in future years based on the actual return earned by the plan assets and other actuarial assumptions, such as the discount rate and long-term expected rate of return on plan assets. See Item 8, Financial Statements and Supplementary Data, Note 16, Employee Benefit Plans, for further information on the plans. Additionally, the Contractual Obligations table above includes deferred compensation obligations totaling $10.6 million, funded with Rabbi Trust assets in the same amount. The Rabbi Trust assets are recorded under Investments on the consolidated balance sheets. We assume a retirement age of 65 for purposes of distribution from this trust.
Chesapeake Utilities Corporation 2022 Form 10-K Page 47

OFF-BALANCE SHEET ARRANGEMENTS
Our Board of Directors has authorized us to issue corporate guarantees securing obligations of our subsidiaries and to obtain letters of credit securing our subsidiaries' obligations. The maximum authorized liability under such guarantees and letters of credit as of December 31, 2022 was $20.0 million. The aggregate amount guaranteed at December 31, 2022 was approximately $13.5 million with the guarantees expiring on various dates through November 30, 2023. In addition, the Board has authorized us to issue specific purpose corporate guarantees. The amount of specific purpose guarantees outstanding at December 31, 2022 was $11.1 million, including a guarantee issued in July 2022 in the amount of $7.1 million associated with the Florida natural gas rate case.
As of December 31, 2022, we have issued letters of credit totaling approximately $5.8 million related to the electric transmission services for FPU's electric division, the firm transportation service agreement between TETLP and our Delaware and Maryland divisions, the capacity agreement between NEXUS and Aspire, and our current and previous primary insurance carriers. These letters of credit have various expiration dates through October 25, 2023. There have been no draws on these letters of credit as of December 31, 2022. We do not anticipate that the counterparties will draw upon these letters of credit, and we expect that they will be renewed to the extent necessary in the future. Additional information is presented in Item 8, Financial Statements and Supplementary Data, Note 20, Other Commitments and Contingencies in the consolidated financial statements.
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
Chesapeake Utilities Corporation 2022 Form 10-K     Page 48

Additional information about our derivative instruments is disclosed in Item 8, Financial Statements and Supplementary Data, Note 8, Derivative Instruments, in the consolidated financial statements.
Goodwill and Other Intangible Assets
We test goodwill for impairment at least annually in December. The annual impairment testing for 2022 indicated no impairment of goodwill. Additional information is presented in Item 8, Financial Statements and Supplementary Data, Note 10, Goodwill and Other Intangible Assets, in the consolidated financial statements.
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
At December 31, 2022, actuarial assumptions include expected long-term rates of return on plan assets for FPU's pension plan of 6.00 percent and a discount rate of 5.25 percent. The discount rate was determined by management considering high-quality corporate bond rates, such as the Empower curve index and the FTSE Index, changes in those rates from the prior year and other pertinent factors, including the expected lives of the plans and the availability of the lump-sum payment option. A 0.25 percent increase or decrease in the discount rate would not have a material impact on our pension and postretirement costs.

Actual changes in the fair value of plan assets and the differences between the actual return on plan assets and the expected return on plan assets could have a material effect on the amount of pension benefit costs that we ultimately recognize for our funded pension plan. A 0.25 percent change in the rate of return would not have a material impact on our annual pension cost for the FPU pension plan.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
INTEREST RATE RISK
Long-term debt is subject to potential losses based on changes in interest rates. We evaluate whether to refinance existing debt or permanently refinance existing short-term borrowings based in part on the fluctuation in interest rates. The fluctuation in interest rates expose us to potential increased cost we could incur when we issue debt instruments or to provide financing and liquidity for our business activities. We utilize interest rate swap agreements to mitigate short-term borrowing rate risk. Additional information about our long-term debt and short-term borrowing is disclosed in Note 12, Long-Term Debt, and Note 13, Short-Term Borrowings, respectively, in the consolidated financial statements.
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
Unregulated Energy Segment
Chesapeake Utilities Corporation 2022 Form 10-K Page 49

Our propane operations are exposed to commodity price risk as a result of the competitive nature of retail pricing offered to our customers. In order to mitigate this risk, we utilize propane storage activities and forward contracts for supply and sales activities.
We can store up to approximately 8.7 million gallons of propane (including leased storage and rail cars) during the winter season to meet our customers’ peak requirements and to serve metered customers. Decreases in the wholesale price of propane may cause the value of stored propane to decline, particularly if we utilize fixed price forward contracts for supply. To mitigate the risk of propane commodity price fluctuations on the inventory valuation, we have adopted a Risk Management Policy that allows our propane distribution operation to enter into fair value hedges, cash flow hedges or other economic hedges of our inventory.
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
The following table reflects the changes in the fair market value of financial derivatives contracts related to propane purchases and sales from December 31, 2021 to December 31, 2022:

(in thousands)	Balance at December 31, 2021	Increase (Decrease) in Fair Market Value	Less Amounts Settled	Balance at December 31, 2022
Sharp	$6,333	$(1,262)	$(3,564)	$1,507
There were no changes in the methods of valuations during the year ended December 31, 2022.
The following is a summary of fair market value of financial derivatives as of December 31, 2022, by method of valuation and by maturity for each fiscal year period.

(in thousands)	2023	2024	2025	Total Fair Value
Price based on Mont Belvieu - Sharp	$763	$763	$(19)	$1,507
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

Chesapeake Utilities Corporation 2022 Form 10-K     Page 50

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Chesapeake Utilities Corporation

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Chesapeake Utilities Corporation and Subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule listed in Item 15(a)2 (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

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
Chesapeake Utilities Corporation 2022 Form 10-K Page 51

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

Goodwill Impairment Assessment - Energy Transmission and Supply Services (Aspire Energy), Propane Distribution and Marlin Gas Services - Unregulated Energy Segment - Refer to Notes 2 and 10 to the consolidated financial statements

Critical Audit Matter Description

As described in Notes 2 and 10 to the consolidated financial statements, the Company has recorded approximately goodwill within the Unregulated Energy reportable segment as of December 31, 2022, all of which relates to the three reporting units listed above. To test goodwill for impairment, the Company uses a present value technique based on discounted cash flows to estimate the fair value of its reporting units. Management’s testing of goodwill as of December 31, 2022 indicated no impairment.

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

Philadelphia, Pennsylvania
February 22, 2023

Chesapeake Utilities Corporation 2022 Form 10-K     Page 52

Chesapeake Utilities Corporation and Subsidiaries

Consolidated Statements of Income

	For the Year Ended December 31,
	2022	2021	2020
(in thousands, except shares and per share data)
Operating Revenues
Regulated Energy	$429,424	$383,920	$352,746
Unregulated Energy	280,750	206,869	152,526
Other businesses and eliminations	(29,470)	(20,821)	(17,074)
Total operating revenues	680,704	569,968	488,198
Operating Expenses
Natural gas and electricity costs	127,172	100,737	91,994
Propane and natural gas costs	133,334	86,213	45,944
Operations	164,505	148,294	142,055
Maintenance	18,176	16,793	15,587
Gain from a settlement	—	—	(130)
Depreciation and amortization	68,973	62,661	58,117
Other taxes	25,611	24,158	21,908
Total operating expenses	537,771	438,856	375,475
Operating Income	142,933	131,112	112,723
Other income, net	5,051	1,721	3,222
Interest charges	24,356	20,135	21,765
Income from Continuing Operations Before Income Taxes	123,628	112,698	94,180
Income Taxes on Continuing Operations	33,832	29,231	23,538
Income from Continuing Operations	89,796	83,467	70,642
Income (loss) from Discontinued Operations, Net of Tax	—	(1)	686
Gain on sale of Discontinued Operations, Net of tax	—	—	170
Net Income	$89,796	$83,466	$71,498

Weighted Average Common Shares Outstanding:
Basic	17,722,227	17,558,078	16,711,579
Diluted	17,804,294	17,633,029	16,770,735
Earnings Per Share of Common Stock:
Basic	$5.07	$4.75	$4.23
Earnings Per Share from Discontinued Operations	—	—	0.05
Basic Earnings Per Share of Common Stock	$5.07	$4.75	$4.28

Diluted Earnings Per Share of Common Stock:
Diluted	$5.04	$4.73	$4.21
Earnings Per Share from Discontinued Operations	—	—	0.05
Diluted Earnings Per Share of Common Stock	$5.04	$4.73	$4.26
The accompanying notes are an integral part of the financial statements.
Chesapeake Utilities Corporation 2022 Form 10-K Page 53

Chesapeake Utilities Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
	2022	2021	2020
(in thousands)
Net Income	$89,796	$83,466	$71,498
Other Comprehensive Income (Loss), net of tax:
Employee Benefits, net of tax:
Reclassifications of amortization of prior service credit and actuarial (gain) loss, net of tax of $18, $550 and $150, respectively	57	1,616	365
Net gain (loss), net of tax of $243, $93, and $(209), respectively	705	262	(578)
Cash Flow Hedges, net of tax:
Net (loss) gain on commodity contract cash flow hedges, net of tax of $(369), $2,702 and $2,063, respectively	(934)	7,075	5,400
Reclassifications of net (gain) loss on commodity contract cash flow hedges, net of tax of $(963), $(1,838) and $(671), respectively	(2,545)	(4,813)	(1,757)
Net gain on interest rate swap cash flow hedges, net of tax of $0, $0, and $4, respectively	—	—	16
Reclassifications of net (gain) loss on interest rate swap cash flow hedges, net of tax of $12, $12 and $(16), respectively	35	28	(44)
Total Other Comprehensive Income (Loss)	(2,682)	4,168	3,402
Comprehensive Income	$87,114	$87,634	$74,900
The accompanying notes are an integral part of the financial statements.
Chesapeake Utilities Corporation 2022 Form 10-K     Page 54

Chesapeake Utilities Corporation and Subsidiaries

Consolidated Balance Sheets

	As of December 31,
Assets	2022	2021
(in thousands, except shares and per share data)
Property, Plant and Equipment
Regulated Energy	$1,802,999	$1,720,287
Unregulated Energy	393,215	357,259
Other businesses and eliminations	29,890	35,418
Total property, plant and equipment	2,226,104	2,112,964
Less: Accumulated depreciation and amortization	(462,926)	(417,479)
Plus: Construction work in progress	47,295	49,393
Net property, plant and equipment	1,810,473	1,744,878
Current Assets
Cash and cash equivalents	6,204	4,976
Trade and other receivables	65,758	61,623
Less: Allowance for credit losses	(2,877)	(3,141)
Trade receivables, net	62,881	58,482
Accrued revenue	29,206	22,513
Propane inventory, at average cost	9,365	11,644
Other inventory, at average cost	16,896	9,345
Regulatory assets	41,439	19,794
Storage gas prepayments	6,364	3,691
Income taxes receivable	2,541	17,460
Prepaid expenses	15,865	17,121
Derivative assets, at fair value	2,787	4,277
Other current assets	428	1,033
Total current assets	193,976	170,336
Deferred Charges and Other Assets
Goodwill	46,213	44,708
Other intangible assets, net	17,859	13,192
Investments, at fair value	10,576	12,095
Derivative assets, at fair value	982	2,799
Operating lease right-of-use assets	14,421	10,139
Regulatory assets	108,214	104,173
Receivables and other deferred charges	12,323	12,549
Total deferred charges and other assets	210,588	199,655
Total Assets	$2,215,037	$2,114,869
The accompanying notes are an integral part of the financial statements.

Chesapeake Utilities Corporation 2022 Form 10-K Page 55

Chesapeake Utilities Corporation and Subsidiaries

Consolidated Balance Sheets

	As of December 31,
Capitalization and Liabilities	2022	2021
(in thousands, except shares and per share data)
Capitalization
Stockholders’ equity
Preferred stock, par value $0.01 per share (authorized 2,000,000 shares), no shares issued and outstanding	$—	$—
Common stock, par value $0.4867 per share (authorized 50,000,000 shares)	8,635	8,593
Additional paid-in capital	380,036	371,162
Retained earnings	445,509	393,072
Accumulated other comprehensive income (loss)	(1,379)	1,303
Deferred compensation obligation	7,060	7,240
Treasury stock	(7,060)	(7,240)
Total stockholders’ equity	832,801	774,130
Long-term debt, net of current maturities	578,388	549,903
Total capitalization	1,411,189	1,324,033
Current Liabilities
Current portion of long-term debt	21,483	17,962
Short-term borrowing	202,157	221,634
Accounts payable	61,496	52,628
Customer deposits and refunds	37,152	36,488
Accrued interest	3,349	2,775
Dividends payable	9,492	8,466
Accrued compensation	14,660	15,505
Regulatory liabilities	5,031	2,312
Derivative liabilities, at fair value	585	704
Other accrued liabilities	13,618	17,920
Total current liabilities	369,023	376,394
Deferred Credits and Other Liabilities
Deferred income taxes	256,167	233,550
Regulatory liabilities	142,989	142,488
Environmental liabilities	3,272	3,538
Other pension and benefit costs	16,965	24,120
Derivative liabilities at fair value	1,630	39
Operating lease - liabilities	12,392	8,571
Deferred investment tax credits and other liabilities	1,410	2,136
Total deferred credits and other liabilities	434,825	414,442
Environmental and other commitments and contingencies (Notes 19 and 20)
Total Capitalization and Liabilities	$2,215,037	$2,114,869
The accompanying notes are an integral part of the financial statements.
Chesapeake Utilities Corporation 2022 Form 10-K     Page 56

Chesapeake Utilities Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2022	2021	2020
(in thousands)
Operating Activities
Net Income	$89,796	$83,466	$71,498
Adjustments to reconcile net income to net operating cash:
Depreciation and amortization	68,973	62,661	58,117
Depreciation and accretion included in operations expenses	11,044	10,228	9,599
Deferred income taxes, net	23,705	26,658	24,709
Gain on sale of discontinued operations	—	—	(200)
Realized (loss) on sale of assets/commodity contracts	(7,532)	(9,026)	(6,243)
Unrealized loss (gain) on investments/commodity contracts	1,817	(1,464)	(1,482)
Employee benefits and compensation	(1,111)	(53)	207
Share-based compensation	6,438	5,945	4,829
Changes in assets and liabilities:
Accounts receivable and accrued revenue	(11,159)	(1,634)	(7,426)
Propane inventory, storage gas and other inventory	(7,847)	(9,517)	1,709
Regulatory assets/liabilities, net	(38,671)	(18,464)	(4,973)
Prepaid expenses and other current assets	9,124	(1,520)	2,424
Accounts payable and other accrued liabilities	2,724	8,285	4,941
Income taxes receivable	14,919	(4,575)	7,165
Customer deposits and refunds	664	3,176	2,238
Accrued compensation	(1,231)	1,198	(2,473)
Other assets and liabilities, net	(2,771)	(4,860)	(5,723)
Net cash provided by operating activities	158,882	150,504	158,916
Investing Activities
Property, plant and equipment expenditures	(128,276)	(186,924)	(165,511)
Proceeds from sale of assets	3,860	1,033	8,080
Acquisitions, net of cash acquired	(11,766)	(36,371)	(22,231)
Proceeds from the sale of discontinued operations	—	—	200
Environmental expenditures	(266)	(761)	(2,169)
Net cash used in investing activities	(136,448)	(223,023)	(181,631)
Financing Activities
Common stock dividends	(35,147)	(31,537)	(27,161)
Issuance of stock for Dividend Reinvestment Plan	4,534	15,851	22,627
Proceeds from issuance of common stock, net of expenses	—	—	60,980
Tax withholding payments related to net settled stock compensation	(2,838)	(1,478)	(977)
Change in cash overdrafts due to outstanding checks	955	(1,154)	(825)
Net borrowings (repayments) under line of credit agreements	(20,608)	46,647	(71,637)
Proceeds from issuance of long-term debt	49,859	59,478	89,822
Repayment of long-term debt and finance lease obligation	(17,961)	(13,811)	(53,600)
Net cash (used in) provided by financing activities	(21,206)	73,996	19,229
Net (Decrease) Increase in Cash and Cash Equivalents	1,228	1,477	(3,486)
Cash and Cash Equivalents — Beginning of Period	4,976	3,499	6,985
Cash and Cash Equivalents — End of Period	$6,204	$4,976	$3,499
Supplemental Cash Flow Disclosures (see Note 7)
The accompanying notes are an integral part of the financial statements.
Chesapeake Utilities Corporation 2022 Form 10-K Page 57

Chesapeake Utilities Corporation and Subsidiaries

Consolidated Statements of Stockholders' Equity

	Common Stock (1)
(in thousands, except shares and per share data)	Number of Shares(2)	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Treasury Stock	Total
Balance at December 31, 2019	16,403,776	$7,984	$259,253	$300,607	$(6,267)	$4,543	$(4,543)	$561,577
Net Income	—	—	—	71,498	—	—	—	71,498
Other comprehensive income	—	—	—	—	3,402	—	—	3,402
Dividends declared ($1.725 per share)	—	—	—	(29,106)	—	—	—	(29,106)
Equity issuances under various plans (5)	1,023,609	498	85,353	—	—	—	—	85,851
Share-based compensation and tax benefit (3) (4)	34,456	17	3,876	—	—	—	—	3,893
Treasury stock activities(2)	—	—	—	—	—	1,136	(1,136)	—
Cumulative effect of the adoption of ASU 2016-13	—	—	—	(30)	—	—	—	(30)
Balance at December 31, 2020	17,461,841	8,499	348,482	342,969	(2,865)	5,679	(5,679)	697,085
Net Income	—	—	—	83,466	—	—	—	83,466
Other comprehensive income	—	—	—	—	4,168	—	—	4,168
Dividends declared ($1.880 per share)	—	—	—	(33,363)	—	—	—	(33,363)
Dividend reinvestment plan (5)	147,256	72	18,176	—	—	—	—	18,248
Share-based compensation and tax benefit (3) (4)	46,313	22	4,504	—	—	—	—	4,526
Treasury stock activities (2)	—	—	—	—	—	1,561	(1,561)	—
Balances at December 31, 2021	17,655,410	8,593	371,162	393,072	1,303	7,240	(7,240)	774,130
Net Income	—	—	—	89,796	—	—	—	89,796
Other comprehensive loss	—	—	—	—	(2,682)	—	—	(2,682)
Dividends declared ($2.085 per share)	—	—	—	(37,359)	—	—	—	(37,359)
Issuance under various plans (5)	39,418	19	5,273	—	—	—	—	5,292
Share-based compensation and tax benefit (3) (4)	46,590	23	3,601	—	—	—	—	3,624
Treasury stock activities (2)	—	—	—	—	—	(180)	180	—
Balances at December 31, 2022	17,741,418	$8,635	$380,036	$445,509	$(1,379)	$7,060	$(7,060)	$832,801

(1) 2,000,000 shares of preferred stock at $0.01 par value per share have been authorized. No shares have been issued or are outstanding; accordingly, no information has been included in the Consolidated Statements of Stockholders’ Equity.
(2) Includes 108,143, 116,238 and 105,087 shares at December 31, 2022, 2021 and 2020, respectively, held in a Rabbi Trust related to our Non-Qualified Deferred Compensation Plan.
(3) Includes amounts for shares issued for directors’ compensation.
(4) The shares issued under the SICP are net of shares withheld for employee taxes. For 2022, 2021 and 2020, we withheld 21,832, 14,020 and 10,319 shares, respectively, for taxes.
(5) Includes shares issued under the Retirement Savings Plan, DRIP and/or ATM equity issuances, as applicable.

The accompanying notes are an integral part of the financial statements.
Chesapeake Utilities Corporation 2022 Form 10-K     Page 58

Notes to the Consolidated Financial Statements

1. ORGANIZATION AND BASIS OF PRESENTATION
Chesapeake Utilities, incorporated in 1947 in Delaware, is a diversified energy company engaged in regulated and unregulated energy businesses.
Our regulated energy businesses consist of: (a) regulated natural gas distribution operations in central and southern Delaware, Maryland’s eastern shore and Florida; (b) regulated natural gas transmission operations on the Delmarva Peninsula, in Pennsylvania, Florida and in Ohio; and (c) regulated electric distribution operations serving customers in northeast and northwest Florida.
Our unregulated energy businesses primarily include: (a) propane operations in the Mid-Atlantic region, North Carolina, South Carolina, and Florida; (b) our unregulated natural gas transmission/supply operation in central and eastern Ohio; (c) our CHP plant in Florida that generates electricity and steam; (d) our subsidiary, based in Florida, that provides CNG, LNG and RNG transportation and pipeline solutions, primarily to utilities and pipelines throughout the United States; and (e) project development activities related to our sustainable energy initiatives.
Our consolidated financial statements include the accounts of Chesapeake Utilities and its wholly-owned subsidiaries. We do not have any ownership interest in investments accounted for using the equity method or any interest in a variable interest entity. All intercompany accounts and transactions have been eliminated in consolidation. We have assessed and, if applicable, reported on subsequent events through the date of issuance of these consolidated financial statements. Where necessary to improve comparability, prior period amounts have been reclassified to conform to current period presentation.

Effects of COVID-19
In March 2020, the CDC declared a national emergency due to the rapidly growing outbreak of COVID-19. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These restrictions significantly impacted economic conditions in the United States beginning in 2020 and to a lesser extent continued throughout 2022. Chesapeake Utilities is considered an “essential business,” which allowed us to continue operational activities and construction projects while social distancing restrictions were in place. At this time, restrictions have predominantly been lifted as vaccines have become widely available in the United States. Previously existing states of emergency in all of our service territories expired during the second and third quarters of 2021 eliminating a majority of restrictions initially implemented to slow the spread of the virus. The expiration of the states of emergency along with the settlement of our limited proceeding in Florida concluded our ability to defer incremental pandemic related costs for consideration through the applicable regulatory process. We adjusted our operating practices accordingly to ensure the safety of our operations and will take the necessary actions to comply with the CDC, and the Occupational and Safety and Health Administration, as new developments occur.
Refer to Note 18, Rates and Other Regulatory Activities, for further information on the regulated assets established as a result of the incremental expenses associated with COVID-19.
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
Property, Plant and Equipment
Property, plant and equipment are stated at original cost less accumulated depreciation or fair value, if impaired. Costs include direct labor, materials and third-party construction contractor costs, allowance for funds used during construction ("AFUDC"), and certain indirect costs related to equipment and employees engaged in construction. The costs of repairs and minor replacements are charged to expense as incurred, and the costs of major renewals and betterments are capitalized. Upon retirement or disposition of property within the regulated businesses, the gain or loss, net of salvage value, is charged to accumulated depreciation. Upon retirement or disposition of property owned by the unregulated businesses, the gain or loss, net of salvage value, is charged to income. A summary of property, plant and equipment by classification as of December 31, 2022 and 2021 is provided in the following table:
Chesapeake Utilities Corporation 2022 Form 10-K Page 59

Notes to the Consolidated Financial Statements

	As of December 31,
(in thousands)	2022	2021
Property, plant and equipment
Regulated Energy
Natural gas distribution - Delmarva Peninsula and Florida	$925,501	$859,627
Natural gas transmission - Delmarva Peninsula, Pennsylvania, Ohio and Florida	741,865	727,277
Electric distribution	135,633	133,383
Unregulated Energy
Propane operations – Mid-Atlantic, North Carolina, South Carolina and Florida	185,090	176,095
Natural gas transmission and supply – Ohio	128,620	112,050
Electricity and steam generation	36,886	36,740
Mobile CNG and pipeline solutions	38,543	32,374
Renewable energy investments	4,076	—
Other	29,890	35,418
Total property, plant and equipment	2,226,104	2,112,964
Less: Accumulated depreciation and amortization	(462,926)	(417,479)
Plus: Construction work in progress	47,295	49,393
Net property, plant and equipment	$1,810,473	$1,744,878
Contributions or Advances in Aid of Construction
Customer contributions or advances in aid of construction reduce property, plant and equipment, unless the amounts are refundable to customers. Contributions or advances may be refundable to customers after a number of years based on the amount of revenues generated from the customers or the duration of the service provided to the customers. Refundable contributions or advances are recorded initially as liabilities. Non-refundable contributions reduce property, plant and equipment at the time of such determination. As of December 31, 2022 and 2021, the non-refundable contributions totaled $7.6 million and $6.3 million, respectively.
AFUDC
Some of the additions to our regulated property, plant and equipment include AFUDC, which represents the estimated cost of funds, from both debt and equity sources, used to finance the construction of major projects. AFUDC is capitalized in the applicable rate base for ratemaking purposes when the completed projects are placed in service. During the years ended December 31, 2022, 2021 and 2020, AFUDC totaled $0.1 million, $0.4 million and $0.7 million, respectively, which was reflected as a reduction of interest charges.
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

We have lease agreements with lease and non-lease components. At the adoption of ASC 842, we elected not to separate non-lease components from all classes of our existing leases. The non-lease components have been accounted for as part of the single lease component to which they are related. See Note 14, Leases, for additional information.
Chesapeake Utilities Corporation 2022 Form 10-K     Page 60

Notes to the Consolidated Financial Statements
Jointly-owned Pipelines
Property, plant and equipment for our Florida natural gas transmission operation included $28.3 million of jointly owned assets at December 31, 2022, primarily comprised of the 26-mile Callahan intrastate transmission pipeline in Nassau County, Florida jointly-owned with Seacoast Gas Transmission. Peninsula Pipeline's ownership is 50 percent. Direct expenses for the jointly-owned pipeline are included in operating expenses of our consolidated statements of income. Accumulated depreciation for this pipeline totaled $1.5 million and $0.9 million at December 31, 2022 and 2021, respectively.
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
Depreciation and Accretion Included in Operations Expenses
We compute depreciation expense for our regulated operations by applying composite, annual rates, as approved by the respective regulatory bodies. The following table shows the average depreciation rates used for regulated operations during the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
Natural gas distribution – Delmarva Peninsula	2.5%	2.5%	2.5%
Natural gas distribution – Florida	2.5%	2.5%	2.5%
Natural gas transmission – Delmarva Peninsula	2.7%	2.7%	2.7%
Natural gas transmission – Florida	2.4%	2.3%	2.3%
Natural gas transmission – Ohio	5.0%	N/A	N/A
Electric distribution	2.8%	2.8%	2.9%
For our unregulated operations, we compute depreciation expense on a straight-line basis over the following estimated useful lives of the assets:

Asset Description	Useful Life
Propane distribution mains	10-37 years
Propane bulk plants and tanks	10-40 years
Propane equipment, meters and meter installations	5-33 years
Measuring and regulating station equipment	5-37 years
Natural gas pipelines	45 years
Natural gas right of ways	Perpetual
CHP plant	30 years
Natural gas processing equipment	20-25 years
Office furniture and equipment	3-10 years
Transportation equipment	4-20 years
Structures and improvements	5-45 years
Other	Various

We report certain depreciation and accretion in operations expense, rather than as a depreciation and amortization expense, in the accompanying consolidated statements of income in accordance with industry practice and regulatory requirements. Depreciation and accretion included in operations expense consists of the accretion of the costs of removal for future retirements of utility assets, vehicle depreciation, computer software and hardware depreciation, and other minor amounts of depreciation expense. For the years ended December 31, 2022, 2021 and 2020, we reported $11.0 million, $10.2 million and $9.6 million, respectively, of depreciation and accretion in operations expenses.

Chesapeake Utilities Corporation 2022 Form 10-K Page 61

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
All of our regulated natural gas and electric distribution operations have fuel cost recovery mechanisms, except for two utilities that provide only unbundled delivery service (Chesapeake Utilities' CFG division and FPU's Indiantown division). These mechanisms allow us to adjust billing rates, without further regulatory approvals, to reflect changes in the cost of purchased fuel. Differences between the cost of fuel purchased and delivered are deferred and accounted for as either unrecovered fuel cost or amounts payable to customers. Generally, these deferred amounts are recovered or refunded within one year.
We charge flexible rates to our natural gas distribution industrial interruptible customers who can use alternative fuels. Interruptible service imposes no contractual obligation to deliver or receive natural gas on a firm service basis.
Our unregulated propane distribution businesses record revenue in the period the products are delivered and/or services are rendered for their bulk delivery customers. For propane customers with meters whose billing cycles do not coincide with our accounting periods, we accrue unbilled revenue for product delivered but not yet billed and bill customers at the end of an accounting period, as we do in our regulated energy businesses.
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
Natural Gas, Electric and Propane Costs
Chesapeake Utilities Corporation 2022 Form 10-K     Page 62

Notes to the Consolidated Financial Statements
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
Accounts Receivable and Allowance for Credit Losses
Accounts receivable consist primarily of amounts due for sales of natural gas, electricity and propane and transportation and distribution services to customers. An allowance for doubtful accounts is recorded against amounts due based upon our collections experiences and an assessment of our customers’ inability or reluctance to pay. If circumstances change, our estimates of recoverable accounts receivable may also change. Circumstances which could affect such estimates include, but are not limited to, customer credit issues, natural gas, electricity and propane prices and impacts from general economic conditions. Accounts receivable are written off when they are deemed to be uncollectible.
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
When determining estimated credit losses, we analyze the balance of our trade receivables based on the underlying line of business. This includes an examination of trade receivables from our energy distribution, energy transmission, energy delivery services and propane operations businesses. Our energy distribution business consists of all our regulated distribution utility (natural gas and electric) operations on the Delmarva Peninsula and in Florida. These business units have the ability to recover their costs through the rate-making process, which can include consideration for amounts historically written off to be included in rate base. Therefore, they possess a mechanism to recover credit losses which we believe reduces their exposure to credit risk. Our energy transmission and energy delivery services business units consist of our natural gas pipelines and our mobile CNG delivery operations. The majority of customers served by these business units are regulated distribution utilities who also have the ability to recover their costs. We believe this cost recovery mechanism significantly reduces the amount of credit risk. Our propane operations are unregulated and do not have the same ability to recover their costs as our regulated operations. However, historically our propane operations have not had material write offs relative to the amount of revenues generated.
Our estimate of expected credit losses reflects our anticipated losses associated with our trade receivables as a result of non-payment from our customers beginning the day the trade receivable is established. We believe the risk of loss associated with trade receivables classified as current presents the least amount of credit exposure risk and therefore, we assign a lower estimate to our current trade receivables. As our trade receivables age outside of their expected due date, our estimate increases. Our allowance for credit losses relative to the balance of our trade receivables has historically been immaterial as a result of on time payment activity from our customers. The table below illustrates the changes in the balance of our allowance for expected credit losses for the year ended December 31, 2022:

Chesapeake Utilities Corporation 2022 Form 10-K Page 63

Notes to the Consolidated Financial Statements

(in thousands)
Balance at December 31, 2021	$3,141
Additions:
Provision for credit losses	1,550
Recoveries	172
Deductions:
Write offs	(1,986)
Balance at December 31, 2022	$2,877
Inventories
We use the average cost method to value propane, materials and supplies, and other merchandise inventory. If market prices drop below cost, inventory balances that are subject to price risk are adjusted to their net realizable value. There were no lower-of-cost-or-net realizable value adjustment for the years ended December 31, 2022, 2021 or 2020.
Goodwill and Other Intangible Assets
Goodwill is not amortized but is tested for impairment at least annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We use a present value technique based on discounted cash flows to estimate the fair value of our reporting units. An impairment charge is recognized if the carrying value of a reporting unit’s goodwill exceeds its fair value. The testing of goodwill for the years ended December 31, 2022, 2021 and 2020 indicated no goodwill impairment. Other intangible assets are amortized on a straight-line basis over their estimated economic useful lives.
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
The discount rates are utilized principally in calculating the actuarial present value of our pension and postretirement obligations and net pension and postretirement costs. When estimating our discount rates, we consider high-quality corporate bond rates, such as the Empower curve index and the FTSE Index, changes in those rates from the prior year and other pertinent factors, including the expected life of each of our plans and their respective payment options.
The expected long-term rates of return on assets are utilized in calculating the expected returns on the plan assets component of our annual pension plan costs. We estimate the expected returns on plan assets by evaluating expected bond returns, asset allocations, the effects of active plan management, the impact of periodic plan asset rebalancing and historical performance. We also consider the guidance from our investment advisors in making a final determination of our expected rates of return on plan assets.
Chesapeake Utilities Corporation 2022 Form 10-K     Page 64

Notes to the Consolidated Financial Statements
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
Our natural gas, electric and propane operations enter into agreements with suppliers to purchase natural gas, electricity, and propane for resale to our respective customers. Purchases under these contracts, as well as distribution and sales agreements with counterparties or customers, either do not meet the definition of a derivative, or qualify for “normal purchases and normal sales” treatment under ASC Topic 815 Derivatives and Hedging, and are accounted for on an accrual basis.
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

Recent Accounting Standards
There are no pending or recently effective accounting standards which have had, or are expected to have, a material impact to our consolidated financial statements or disclosures.

Chesapeake Utilities Corporation 2022 Form 10-K Page 65

Notes to the Consolidated Financial Statements

3. EARNINGS PER SHARE

The following table presents the calculation of our basic and diluted earnings per share:

	For the Year Ended December 31,
	2022	2021	2020
(in thousands, except shares and per share data)
Calculation of Basic Earnings Per Share:
Income from Continuing Operations	$89,796	$83,467	$70,642
Income/(Loss) from Discontinued Operations	—	(1)	856
Net Income	$89,796	$83,466	$71,498

Weighted average shares outstanding	17,722,227	17,558,078	16,711,579
Earnings Per Share from Continuing Operations	$5.07	$4.75	$4.23
Earnings Per Share from Discontinued Operations	—	—	0.05
Basic Earnings Per Share	$5.07	$4.75	$4.28

Calculation of Diluted Earnings Per Share:
Reconciliation of Denominator:
Weighted average shares outstanding — Basic	17,722,227	17,558,078	16,711,579
Effect of dilutive securities — Share-based compensation	82,067	74,951	59,156
Adjusted denominator — Diluted	17,804,294	17,633,029	16,770,735
Earnings Per Share from Continuing Operations	$5.04	$4.73	$4.21
Earnings Per Share from Discontinued Operations	—	—	0.05
Diluted Earnings Per Share	$5.04	$4.73	$4.26

4. ACQUISITIONS

Acquisition of Davenport Energy
In June 2022, Sharp acquired the propane operating assets of Davenport Energy's Siler City, North Carolina propane division for approximately $2.0 million. Through this acquisition, the Company expands its operating footprint further into North Carolina, where customers will be served by Sharp Energy’s Diversified Energy division. Sharp added approximately 850 customers, and expected distribution of approximately 0.4 million gallons of propane annually. We recorded $1.5 million in property plant and equipment, $0.5 million in goodwill, and immaterial amounts associated with customer relationships and non-compete agreements, all of which are deductible for income tax purposes. The amounts recorded in conjunction with the acquisition are preliminary, and subject to adjustment based on contractual provisions and finalization prior to the first anniversary of the transaction closing. The financial results associated with this acquisition will be included within the Company's propane distribution operations within its Unregulated Energy segment.

Acquisition of Diversified Energy
In December 2021, Sharp acquired the propane operating assets of Diversified Energy for approximately $37.5 million, net of cash acquired. We initially recorded a $2.1 million liability related to the seller's adherence to various provisions contained in the purchase agreement which was released upon passage of the first anniversary of the transaction closing. Included with the acquisition, was approximately $1.7 million of working capital from the Seller consisting predominantly of accounts receivable and propane inventory. We accounted for this acquisition as a business combination within our Unregulated Energy Segment beginning in the fourth quarter of 2021. In January 2022, we recorded a post-closing true-up of $0.8 million related to the provision for working capital valuation at the time of closing. In connection with this acquisition, we recorded $23.1 million in property plant and equipment, $6.2 million in intangible assets associated with customer relationships and non-compete agreements and $5.9 million in goodwill, all of which are deductible for income tax purposes.

Chesapeake Utilities Corporation 2022 Form 10-K     Page 66

Notes to the Consolidated Financial Statements
There were multiple strategic benefits to this acquisition including it: (i) expands our propane service territory into North Carolina and South Carolina, (ii) builds upon our existing propane presence in Virginia and Pennsylvania, and (iii) includes an established customer base with opportunities for future growth. Through this acquisition, the Company added approximately 19,000 residential, commercial and agricultural customers, along with expected distribution of approximately 10.0 million gallons of propane annually.

These acquisitions generated operating revenue and operating income of $26.0 million and $1.0 million, respectively, for the year ended December 31, 2022. For the year ended December 31, 2021, the acquisitions generated operating revenue and operating income of $1.4 million and $0.3 million, respectively.

Acquisition of Planet Found Energy Development
In October 2022, we acquired Planet Found Energy Development, LLC ("Planet Found") for $9.5 million. In connection with this acquisition, we recorded a $0.9 million liability which is subject to the seller's adherence to various provisions contained in the purchase agreement through the first anniversary of the transaction closing. We accounted for this acquisition as a business combination within our Unregulated Energy Segment beginning in the fourth quarter of 2022. Planet Found's farm scale anaerobic digestion pilot system and technology produces biogas from 1,200 tons of poultry litter annually, which can be used to create renewable energy in the form of electricity or upgraded to renewable natural gas. The transaction will accelerate our efforts in converting poultry waste to renewable, sustainable energy while simultaneously improving the local environments in our service territories. At December 31, 2022, the operating revenues and operating income of Planet Found were not material to our consolidated results.

In connection with this acquisition, we recorded $4.4 million in intangible assets associated primarily with intellectual property and non-compete agreements, $4.0 million in property plant and equipment, $1.1 million in goodwill, and $0.1 million in working capital, all of which are deductible for income tax purposes. The amounts recorded in conjunction with the acquisition are preliminary, and subject to adjustment based on contractual provisions and finalization prior to the first anniversary of the transaction closing.
5. REVENUE RECOGNITION
We recognize revenue when our performance obligations under contracts with customers have been satisfied, which generally occurs when our businesses have delivered or transported natural gas, electricity or propane to customers. We exclude sales taxes and other similar taxes from the transaction price. Typically, our customers pay for the goods and/or services we provide in the month following the satisfaction of our performance obligation. The following table displays revenue from continuing operations by major source based on product and service type for the years ended December 31, 2022, 2021 and 2020:

Chesapeake Utilities Corporation 2022 Form 10-K Page 67

Notes to the Consolidated Financial Statements

	For the year ended December 31, 2022
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Energy distribution
Delaware natural gas division	$82,176	$—	$—	$82,176
Florida natural gas division	40,036	—	—	40,036
FPU electric distribution	81,714	—	—	81,714
FPU natural gas distribution	115,834	—	—	115,834
Maryland natural gas division	26,607	—	—	26,607
Sandpiper natural gas/propane operations	21,278	—	—	21,278
Elkton Gas	9,198	—	—	9,198
Total energy distribution	376,843	—	—	376,843

Energy transmission
Aspire Energy	—	56,225	—	56,225
Aspire Energy Express	1,377	—	—	1,377
Eastern Shore	78,624	—	—	78,624
Peninsula Pipeline	27,263	—	—	27,263
Total energy transmission	107,264	56,225	—	163,489

Energy generation
Eight Flags	—	25,318	—	25,318

Propane operations
Propane distribution operations	—	188,412	—	188,412

Compressed Natural Gas Services
Marlin Gas Services	—	11,159	—	11,159

Other and eliminations
Eliminations	(54,683)	(364)	(29,778)	(84,825)
Other	—	—	308	308
Total other and eliminations	(54,683)	(364)	(29,470)	(84,517)

Total operating revenues (1)	$429,424	$280,750	$(29,470)	$680,704

(1) Total operating revenues for the year ended December 31, 2022, include other revenue (revenues from sources other than contracts with customers) of $0.5 million and $0.4 million for our Regulated and Unregulated Energy segments, respectively. The sources of other revenues include revenue from alternative revenue programs related to revenue normalization for Maryland division and Sandpiper and late fees.
Chesapeake Utilities Corporation 2022 Form 10-K     Page 68

Notes to the Consolidated Financial Statements

	For the year ended December 31, 2021
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Energy distribution
Delaware natural gas division	$71,195	$—	$—	$71,195
Florida natural gas division	34,074	—	—	34,074
FPU electric distribution	78,300	—	—	78,300
FPU natural gas distribution	100,535	—	—	100,535
Maryland natural gas division	22,449	—	—	22,449
Sandpiper natural gas/propane operations	20,746	—	—	20,746
Elkton Gas	7,105	—	—	7,105
Total energy distribution	334,404	—	—	334,404

Energy transmission
Aspire Energy	—	38,163	—	38,163
Aspire Energy Express	187	—	—	187
Eastern Shore	76,911	—	—	76,911
Peninsula Pipeline	26,630	—	—	26,630
Total energy transmission	103,728	38,163	—	141,891

Energy generation
Eight Flags	—	18,652	—	18,652

Propane operations
Propane distribution operations	—	142,082	—	142,082

Compressed Natural Gas Services
Marlin Gas Services	—	8,315	—	8,315

Other and eliminations
Eliminations	(54,212)	(343)	(21,348)	(75,903)
Other	—	—	527	527
Total other and eliminations	(54,212)	(343)	(20,821)	(75,376)

Total operating revenues (1)	$383,920	$206,869	$(20,821)	$569,968

(1) Total operating revenues for the year ended December 31, 2021, include other revenue (revenues from sources other than contracts with customers of $0.2 million and $0.4 million for our Regulated and Unregulated Energy segments, respectively. The sources of other revenues include revenue from alternative revenue programs related to revenue normalization for Maryland division and Sandpiper and late fees.

Chesapeake Utilities Corporation 2022 Form 10-K Page 69

Notes to the Consolidated Financial Statements

	For the years ended December 31, 2020
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Energy distribution
Delaware natural gas division	$63,389	$—	$—	$63,389
Florida natural gas division	30,850	—	—	30,850
FPU electric distribution	76,863	—	—	76,863
FPU natural gas distribution	90,150	—	—	90,150
Maryland natural gas division	21,853	—	—	21,853
Sandpiper natural gas/propane operations	17,214	—	—	17,214
Elkton Gas	2,399	—	—	2,399
Total energy distribution	302,718	—	—	302,718

Energy transmission
Aspire Energy	—	27,951	—	27,951
Aspire Energy Express	16	—	—	16
Eastern Shore	75,117	—	—	75,117
Peninsula Pipeline	23,080	—	—	23,080
Total energy transmission	98,213	27,951	—	126,164

Energy generation
Eight Flags	—	16,147	—	16,147

Propane operations
Propane distribution operations	—	100,744	—	100,744

Compressed Natural Gas Services
Marlin Gas Services	—	7,818	—	7,818

Other and eliminations
Eliminations	(48,185)	(134)	(17,602)	(65,921)
Other	—	—	528	528
Total other and eliminations	(48,185)	(134)	(17,074)	(65,393)

Total operating revenues (1)	$352,746	$152,526	$(17,074)	$488,198
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
Chesapeake Utilities Corporation 2022 Form 10-K     Page 70

Notes to the Consolidated Financial Statements
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
For our propane distribution operations, we recognize revenue based upon customer type and service offered. Generally, for propane bulk delivery customers (customers without meters) and wholesale sales, our performance obligation is satisfied when we deliver propane to the customers' locations (point-in-time basis). We recognize revenue from these customers based on the number of gallons delivered and the price per gallon at the point-in-time of delivery. For our propane distribution customers with meters, we satisfy our performance obligation over time. We recognize revenue over time based on the amount of propane consumed and the applicable price per unit. For propane distribution metered customers, we accrue unbilled revenues for propane that is estimated to have been consumed, but not yet billed, at the end of an accounting period, to the extent that billing and delivery do not coincide with the end of the accounting period.
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

Chesapeake Utilities Corporation 2022 Form 10-K Page 71

Notes to the Consolidated Financial Statements
Contract balances
The timing of revenue recognition, customer billings and cash collections results in trade receivables, unbilled receivables (contract assets), and customer advances (contract liabilities) in our consolidated balance sheets. The balances of our trade receivables, contract assets, and contract liabilities as of December 31, 2022 and 2021 were as follows:

	Trade Receivables	Contract Assets (Current)	Contract Assets (Noncurrent)	Contract Liabilities (Current)
(in thousands)
Balance at 12/31/2021	$56,277	$18	$4,806	$747
Balance at 12/31/2022	61,687	18	4,321	983
Increase (decrease)	$5,410	$—	$(485)	$236

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

At times, we receive advances or deposits from our customers before we satisfy our performance obligation, resulting in contract liabilities. Contract liabilities are included in other accrued liabilities in the consolidated balance sheets and relate to non-refundable prepaid fixed fees for our propane distribution operation's retail offerings. Our performance obligation is satisfied over the term of the respective retail offering plan on a ratable basis. For the years ended December 31, 2022 and 2021, we recognized revenue of $1.2 million and $1.1 million, respectively.

Remaining performance obligations
Our businesses have long-term fixed fee contracts with customers in which revenues are recognized when performance obligations are satisfied over the contract term. Revenue for these businesses for the remaining performance obligations at December 31, 2022 are expected to be recognized as follows:

(in thousands)	2023	2024	2025	2026	2027	2028 and thereafter
Eastern Shore and Peninsula Pipeline	$36,472	$33,148	$26,890	$23,444	$20,536	$167,663
Natural gas distribution operations	6,287	6,106	5,748	5,518	5,101	33,113
FPU electric distribution	652	652	275	275	275	275
Total revenue contracts with remaining performance obligations	$43,411	$39,906	$32,913	$29,237	$25,912	$201,051

6. SEGMENT INFORMATION
We use the management approach to identify operating segments. We organize our business around differences in regulatory environment and/or products or services, and the operating results of each segment are regularly reviewed by the chief decision maker (our Chief Executive Officer, or "CEO") in order to make decisions about resources and to assess performance.
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
•Unregulated Energy. Includes energy transmission, energy generation (the operations of our Eight Flags' CHP plant), propane distribution operations, mobile compressed natural gas distribution and pipeline solutions operations, and project development activities related to our sustainable energy initiatives. Also included in this segment are other unregulated energy services, such as energy-related merchandise sales and heating, ventilation and air conditioning, plumbing and electrical services. These operations are unregulated as to their rates and services.
Chesapeake Utilities Corporation 2022 Form 10-K     Page 72

Notes to the Consolidated Financial Statements
The remainder of our operations are presented as “Other businesses and eliminations,” which consists of unregulated subsidiaries that own real estate leased to Chesapeake Utilities, as well as certain corporate costs not allocated to other operations.

The following table presents information about our reportable segments.

	For the Year Ended December 31,
	2022	2021	2020
(in thousands)
Operating Revenues, Unaffiliated Customers
Regulated Energy	$422,894	$381,879	$350,853
Unregulated Energy	257,810	188,089	137,345
Total operating revenues, unaffiliated customers	$680,704	$569,968	$488,198
Intersegment Revenues (1)
Regulated Energy	$6,530	$2,041	$1,893
Unregulated Energy	22,940	18,780	15,181
Other businesses	308	527	528
Total intersegment revenues	$29,778	$21,348	$17,602
Operating Income
Regulated Energy	$115,317	$106,174	$92,124
Unregulated Energy	27,350	24,427	20,664
Other businesses and eliminations	266	511	(65)
Operating Income	142,933	131,112	112,723
Other income, net	5,051	1,721	3,222
Interest charges	24,356	20,135	21,765
Income from Continuing Operations before Income Taxes	123,628	112,698	94,180
Income Taxes on Continuing Operations	33,832	29,231	23,538
Income from Continuing Operations	89,796	83,467	70,642
Income (loss) from Discontinued Operations, Net of Tax	—	(1)	686
Gain on sale of Discontinued Operations, Net of tax	—	—	170
Net Income	$89,796	$83,466	$71,498
Depreciation and Amortization
Regulated Energy	$52,707	$48,748	$46,079
Unregulated Energy	16,257	13,869	11,988
Other businesses and eliminations	9	44	50
Total depreciation and amortization	$68,973	$62,661	$58,117
Capital Expenditures
Regulated Energy	$97,554	$139,733	$147,100
Unregulated Energy	40,773	81,651	46,295
Other businesses	2,355	6,425	2,480
Total capital expenditures	$140,682	$227,809	$195,875
     (1) All significant intersegment revenues are billed at market rates and have been eliminated from consolidated revenues.

	As of December 31,
	2022	2021
Identifiable Assets
Regulated Energy segment	$1,716,255	$1,629,191
Unregulated Energy segment	463,239	439,114
Other businesses and eliminations	35,543	46,564
Total identifiable assets	$2,215,037	$2,114,869

Chesapeake Utilities Corporation 2022 Form 10-K Page 73

Notes to the Consolidated Financial Statements
7. SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest and income taxes during the years ended December 31, 2022, 2021 and 2020 were as follows:

	For the Year Ended December 31,
	2022	2021	2020
(in thousands)
Cash paid for interest	$24,267	$20,809	$22,884
Cash (received) paid for income taxes, net of refunds	$(4,963)	$8,395	$(8,135)
Non-cash investing and financing activities during the years ended December 31, 2022, 2021, and 2020 were as follows:

	For the Year Ended December 31,
	2022	2021	2020
(in thousands)
Capital property and equipment acquired on account, but not paid for as of December 31	$13,211	$16,164	$23,625
Common stock issued for the Retirement Savings Plan	$—	$1,712	$1,605
Common stock issued under the SICP	$2,868	$2,834	$1,971

8. DERIVATIVE INSTRUMENTS

We use derivative and non-derivative contracts to manage risks related to obtaining adequate supplies and the price fluctuations of natural gas, electricity and propane and to mitigate interest rate risk. Our natural gas, electric and propane distribution operations have entered into agreements with suppliers to purchase natural gas, electricity and propane for resale to our customers. Our natural gas gathering and transmission company has entered into contracts with producers to secure natural gas to meet its obligations. Purchases under these contracts typically either do not meet the definition of derivatives or are considered “normal purchases and normal sales” and are accounted for on an accrual basis. Our propane distribution operations may also enter into fair value hedges of their inventory or cash flow hedges of their future purchase commitments in order to mitigate the impact of wholesale price fluctuations. Occasionally, we may enter into interest rate swap agreements to mitigate risk associated with changes in short-term borrowing rates. As of December 31, 2022 and 2021, our natural gas and electric distribution operations did not have any outstanding derivative contracts.

Volume of Derivative Activity
As of December 31, 2022, the volume of our open commodity derivative contracts were as follows:

Business unit	Commodity	Contract Type	Quantity hedged (in millions)	Designation	Longest expiration date of hedge
Sharp	Propane (gallons)	Purchases	20.0	Cash flow hedges	August, 2025
Sharp	Propane (gallons)	Sales	5.0	Cash flow hedges	December, 2023
Sharp entered into futures and swap agreements to mitigate the risk of fluctuations in wholesale propane index prices associated with the propane volumes expected to be purchased and/or sold during the heating season. Under the futures and swap agreements, Sharp will receive or pay the difference between (i) the index prices (Mont Belvieu prices in December 2022 through August 2025) and (ii) the per gallon propane contracted prices, to the extent the index prices deviate from the contracted prices. We designated and accounted for the propane swaps as cash flows hedges. The change in the fair value of the swap agreements is recorded as unrealized gain (loss) in other comprehensive income (loss) and later recognized in the statement of income in the same period and in the same line item as the hedged transaction. We expect to reclassify approximately $0.8 million of unrealized gain from accumulated other comprehensive income to earnings during the next 12-month period ending December 31, 2023.
Interest Rate Swap Activities

We manage interest rate risk by entering into derivative contracts to hedge the variability in cash flows attributable to changes in the short-term borrowing rates. In the second quarter of 2020, we entered into interest rate swaps with notional amounts totaling $100.0 million associated with three of our short-term lines of credit which expired in October 2020. Pricing on the
Chesapeake Utilities Corporation 2022 Form 10-K     Page 74

Notes to the Consolidated Financial Statements
interest rate swaps ranged between 0.2615 and 0.3875 percent for the period. In the fourth quarter of 2020, we entered into additional interest rate swaps with notional amounts totaling $60.0 million through December 2021 with pricing of 0.20 percent and 0.205 percent for the period associated with our outstanding borrowing under the Revolver. In February 2021, we entered into an additional interest rate swap with a notional amount of $40.0 million through December 2021 with pricing of 0.17 percent. In September 2022, we entered into an interest rate swap with a notional amount of $50.0 million through September 2025, with pricing of 3.98 percent.

Prior to August 2022, our short-term borrowing interest rate was based on the 30-day LIBOR rate. In August 2022, we amended and restated the Revolver and transitioned the benchmark interest rate to the 30-day SOFR as a result of the impending expiration of LIBOR. Our pre-2022 interest rate swaps were cash settled monthly as the counter-party paid us the 30-day LIBOR rate less the fixed rate. Our current interest rate swap is cash settled monthly as the counter-party pays us the 30-day SOFR rate less the fixed rate.

We designate and account for interest rate swaps as cash flows hedges. Accordingly, unrealized gains and losses associated with the interest rate swaps are recorded as a component of accumulated other comprehensive income (loss). When the interest rate swaps settle, the realized gain or loss is recorded in the income statement and is recognized as a component of interest charges.

Broker Margin

Futures exchanges have contract specific margin requirements that require the posting of cash or cash equivalents relating to traded contracts. Margin requirements consist of initial margin that is posted upon the initiation of a position, maintenance margin that is usually expressed as a percent of initial margin, and variation margin that fluctuates based on the daily mark-to-market relative to maintenance margin requirements. We currently maintain a broker margin account for Sharp included within our Other Current Liabilities on the consolidated balance sheet, the balance as of December 31, 2022 and 2021 was $0.1 million and $4.1 million, respectively.
Financial Statements Presentation

The following tables present information about the fair value and related gains and losses of our derivative contracts. We did not have any derivative contracts with a credit-risk-related contingency. Fair values of the derivative contracts recorded in the consolidated balance sheets as of December 31, 2022 and 2021 are as follows:

	Derivative Assets
		Fair Value as of
(in thousands)	Balance Sheet Location	December 31, 2022	December 31, 2021
Derivatives not designated as hedging instruments
Propane swap agreements	Derivative assets, at fair value	$—	$16
Derivatives designated as cash flow hedges
Propane swap agreements	Derivative assets, at fair value (1)	3,317	7,060
Interest rate swap agreements	Derivative assets, at fair value (1)	452	—
Total Derivative Assets		$3,769	$7,076
 (1) Derivative assets, at fair value include $2.8 million and $4.3 million in current assets in the consolidated balance sheet at December 31, 2022 and 2021, respectively, with the remainder of the balance classified as long-term.

	Derivative Liabilities
		Fair Value as of
(in thousands)	Balance Sheet Location	December 31, 2022	December 31, 2021
Derivatives designated as cash flow hedges
Propane swap agreements	Derivative liabilities, at fair value (1)	$1,810	$743
Interest rate swap agreements	Derivative liabilities, at fair value (1)	405	—
Total Derivative Liabilities		$2,215	$743
(1) Derivative liabilities, at fair value include $0.6 million and $0.7 million in current liabilities in the consolidated balance sheet at December 31, 2022 and 2021, respectively, with the remainder of the balance classified as long-term.
Chesapeake Utilities Corporation 2022 Form 10-K Page 75

Notes to the Consolidated Financial Statements
 The effects of gains and losses from derivative instruments are as follows:

	Amount of Gain (Loss) on Derivatives:
	Location of Gain (Loss) on Derivatives	For the Year Ended December 31,
(in thousands)		2022	2021	2020
Derivatives not designated as hedging instruments
Propane swap agreements	Propane and natural gas costs	$56	$(1)	$—
Derivatives designated as fair value hedges
Put/Call option	Propane and natural gas costs	—	(24)	(12)
Put/Call option	Propane inventory	—	—	34
Derivatives designated as cash flow hedges
Propane swap agreements	Revenues	(373)	(536)	—
Propane swap agreements	Propane and natural gas costs	3,881	7,187	2,428
Propane swap agreements	Other comprehensive income (loss)	(1,303)	9,777	7,463
Interest rate swap agreements	Interest expense	(47)	(40)	60
Interest rate swap agreements	Other comprehensive income (loss)	—	—	20
Total		$2,214	$16,363	$9,993

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
Chesapeake Utilities Corporation 2022 Form 10-K     Page 76

Notes to the Consolidated Financial Statements

Financial Assets and Liabilities Measured at Fair Value
The following tables summarize our financial assets and liabilities that are measured at fair value on a recurring basis and the fair value measurements, by level, within the fair value hierarchy as of December 31, 2022 and 2021, respectively:

		Fair Value Measurements Using:
As of December 31, 2022	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Assets:
Investments—equity securities	$24	$24	$—	$—
Investments—guaranteed income fund	1,853	—	—	1,853
Investments—mutual funds and other	8,699	8,699	—	—
Total investments	10,576	8,723	—	1,853
Derivative assets	3,769	—	3,769	—
Total assets	$14,345	$8,723	$3,769	$1,853
Liabilities:
Derivative liabilities	$2,215	$—	$2,215	$—

		Fair Value Measurements Using:
As of December 31, 2021	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Assets:
Investments—equity securities	$26	$26	$—	$—
Investments—guaranteed income fund	2,036	—	—	2,036
Investments—mutual funds and other	10,033	10,033	—	—
Total investments	12,095	10,059	—	2,036
Derivative assets	7,076	—	7,076	—
Total assets	$19,171	$10,059	$7,076	$2,036
Liabilities:
Derivative liabilities	$743	$—	$743	$—

The following table sets forth the summary of the changes in the fair value of Level 3 investments for the years ended December 31, 2022 and 2021:

	For the Year Ended December 31,
	2022	2021
(in thousands)
Beginning Balance	$2,036	$2,156
Purchases and adjustments	132	88
Transfers/disbursements	(347)	(241)
Investment income	32	33
Ending Balance	$1,853	$2,036

Chesapeake Utilities Corporation 2022 Form 10-K Page 77

Notes to the Consolidated Financial Statements
Investment income from the Level 3 investments is reflected in other income (expense), net in the consolidated statements of income.

At December 31, 2022 and 2021, there were no non-financial assets or liabilities required to be reported at fair value. We review our non-financial assets for impairment at least on an annual basis, as required.
Other Financial Assets and Liabilities
Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable, other accrued liabilities and short-term debt. The fair value of cash and cash equivalents is measured using the comparable value in the active market and approximates its carrying value (Level 1 measurement). The fair value of short-term debt approximates the carrying value due to its near-term maturities and because interest rates approximate current market rates (Level 2 measurement).
At December 31, 2022, long-term debt, which includes the current maturities but excludes debt issuance cost, had a carrying value of $600.8 million, compared to the estimated fair value of $505.0 million. At December 31, 2021, long-term debt, which includes the current maturities and excludes debt issuance costs, had a carrying value of $568.8 million, compared to a fair value of $597.2 million. The fair value was calculated using a discounted cash flow methodology that incorporates a market interest rate based on published corporate borrowing rates for debt instruments with similar terms and average maturities, and with adjustments for duration, optionality, and risk profile. The valuation technique used to estimate the fair value of long-term debt would be considered a Level 2 measurement.
See Note 16, Employee Benefit Plans, for fair value measurement information related to our pension plan assets.

10. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying value of goodwill as of December 31, 2022 and 2021 was as follows:

(in thousands)	Regulated Energy	Unregulated Energy	Total Goodwill
Balance at December 31, 2021	$7,689	$37,019	$44,708
Additions (1)	—	1,505	1,505
Balance at December 31, 2022	$7,689	$38,524	$46,213
(1)Includes goodwill from the purchase of operating assets of Planet Found in the fourth quarter of 2022.

The annual impairment testing for the years 2022 and 2021 indicated no impairment of goodwill.

The carrying value and accumulated amortization of intangible assets subject to amortization as of December 31, 2022 and 2021 are as follows:

	As of December 31,
	2022		2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships (1)	$16,965	$6,131	$16,814	$5,125
Non-Compete agreements	3,105	1,411	2,431	1,078
Patents (2)(3)	5,819	533	452	354
Other	270	225	270	218
Total	$26,159	$8,300	$19,967	$6,775
(1) The customer relationship amounts include $6.1 million as a result of the purchase of Diversified Energy in December 2021.
(2) The patents amount include $3.7 million as a result of the purchase of the operating assets of Planet Found in October 2022.
(3) Includes amounts related to patented technology developed by Marlin Gas Services and the acquisition of Planet Found.

The customer relationships, non-compete agreements, patents and other intangible assets acquired in the purchases of the operating assets of several companies are being amortized over a weighted average of 14 years. Amortization expense of intangible assets for the year ended December 31, 2022, 2021 and 2020 was $1.5 million, $1.3 million and $1.2 million, respectively. Amortization expense of intangible assets is expected to be $1.8 million for the years 2023 through 2025, $1.5 million for 2026 and $1.4 million for 2027.
Chesapeake Utilities Corporation 2022 Form 10-K     Page 78

Notes to the Consolidated Financial Statements
11. INCOME TAXES
We file a consolidated federal income tax return. Income tax expense allocated to our subsidiaries is based upon their respective taxable incomes and tax credits. State income tax returns are filed on a separate company basis in most states where we have operations and/or are required to file. Our state returns for tax years after 2016 are subject to examination. At December 31, 2022, the 2015 through 2019 federal income tax returns are under examination, and no report has been issued at this time.

During 2022, the Company settled its Internal Revenue Service examination relating to the 2015-2019 tax years. As a result, we had federal NOLs totaling $6.3 million and $12.2 million in 2019 and 2018, respectively. Under the CARES Act, discussed below, we elected to carry the losses back to 2015 and 2013. The company recovered $12.8 million of tax and received interest income of $0.8 million as a result of carrying back the NOLs referred to above. For state income tax purposes, we had NOL in various states of $67.7 million and $14.6 million as of December 31, 2022 and 2021, respectively, almost all of which will expire in 2040. Excluding NOLs from discontinued operations, we have recorded deferred tax assets of $1.5 million related to state NOL carry-forwards at both December 31, 2022 and 2021, respectively. We have not recorded a valuation allowance to reduce the future benefit of the tax NOL because we believe they will be fully utilized.

Tax Law Changes
In March 2020, the CARES Act was signed into law and included several significant changes to the Internal Revenue Code. The CARES Act includes certain tax relief provisions including the ability to carryback five years net operating losses arising in a tax year beginning in 2018, 2019, or 2020. This provision allows a taxpayer to recover taxes previously paid at a 35 percent federal income tax rate during tax years prior to 2018. In addition, the CARES Act removed the taxable income limitation to allow a tax NOL to fully offset taxable income for tax years beginning before January 1, 2021. Tax benefits associated with this legislation were not available for the year ended December 31, 2022. As a result, our income tax expense for the years ended December 31, 2021 included a tax benefit $0.9 million, attributable to the tax NOL carryback provided under the CARES Act for losses generated in 2018 and 2019. This NOL carryback was applied to our 2013 and 2015 tax years in which we paid federal income taxes at a 35 percent tax rate.

On December 22, 2017, President Trump signed into law the TCJA. Substantially all of the provisions of the TCJA were effective for taxable years beginning on or after January 1, 2018. The provisions that significantly impacted us include the reduction of the corporate federal income tax rate from 35 percent to 21 percent. Our federal income tax expense for periods beginning on January 1, 2018 and thereafter are based on the new federal corporate income tax rate. The TCJA included changes to the Internal Revenue Code, which materially impacted our 2017 financial statements. ASC 740, Income Taxes, requires recognition of the effects of changes in tax laws in the period in which the law is enacted. ASC 740 requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. During 2018, we completed the assessment of the impact of accounting for certain effects of the TCJA. At the date of enactment in 2017, we re-measured deferred income taxes based upon the new corporate tax rate. See Note 18, Rates and Other Regulatory Activities, for further discussion of the TCJA's impact on our regulated businesses.

Chesapeake Utilities Corporation 2022 Form 10-K Page 79

Notes to the Consolidated Financial Statements
The following tables provide: (a) the components of income tax expense in 2022, 2021, and 2020; (b) the reconciliation between the statutory federal income tax rate and the effective income tax rate for 2022, 2021, and 2020 from continuing operations; and (c) the components of accumulated deferred income tax assets and liabilities at December 31, 2022 and 2021.

	For the Year Ended December 31,
	2022	2021	2020
(in thousands)
Current Income Tax Expense
Federal	$8,284	$2,775	$(2,777)
State	1,948	(96)	2,162
Other	(47)	(47)	(47)
Total current income tax expense (benefit)	10,185	2,632	(662)
Deferred Income Tax Expense (1)
Property, plant and equipment	14,968	24,074	23,224
Deferred gas costs	8,923	1,857	(714)
Pensions and other employee benefits	1,109	(655)	(75)
FPU merger-related premium cost and deferred gain	(351)	(351)	156
Net operating loss carryforwards	2	97	5,107
Other	(1,004)	1,577	(3,498)
Total deferred income tax expense	23,647	26,599	24,200
Income Tax Expense from Continuing Operations	33,832	29,231	23,538
Income Tax Expense from Discontinued Operations	—	—	153
Total Income Tax	$33,832	$29,231	$23,691
(1) Includes $7.8 million, $8.2 million, and $4.9 million of deferred state income taxes for the years 2022, 2021 and 2020, respectively.

	For the Year Ended December 31,
	2022	2021	2020
(in thousands)
Reconciliation of Effective Income Tax Rates from Continuing Operations
Federal income tax expense (1)	$25,982	$23,666	$19,778
State income taxes, net of federal benefit	7,714	6,371	5,051
ESOP dividend deduction	(177)	(180)	(218)
CARES Act Tax Benefit	—	(919)	(1,841)
Other	313	293	768
Total Income Tax Expense from Continuing Operations	$33,832	$29,231	$23,538
Effective Income Tax Rate from Continuing Operations	27.34%	25.94%	24.99%
(1) Federal income taxes were calculated at 21 percent for 2022, 2021, and 2020.

Chesapeake Utilities Corporation 2022 Form 10-K     Page 80

Notes to the Consolidated Financial Statements

	As of December 31,
	2022	2021
(in thousands)
Deferred Income Taxes
Deferred income tax liabilities:
Property, plant and equipment	$238,687	$224,034
Acquisition adjustment	5,915	6,266
Loss on reacquired debt	164	183
Deferred gas costs	11,288	2,366
Natural gas conversion costs	5,026	5,529
Storm reserve liability	5,791	5,783
Other	8,236	6,301
Total deferred income tax liabilities	$275,107	$250,462
Deferred income tax assets:
Pension and other employee benefits	$3,985	$5,354
Environmental costs	1,052	996
Net operating loss carryforwards	1,488	1,490
Storm reserve liability	453	448
Accrued expenses	9,007	4,843
Other	2,955	3,781
Total deferred income tax assets	$18,940	$16,912
Deferred Income Taxes Per Consolidated Balance Sheets	$256,167	$233,550
Chesapeake Utilities Corporation 2022 Form 10-K Page 81

Notes to the Consolidated Financial Statements
12. LONG-TERM DEBT
Our outstanding long-term debt is shown below:

	As of December 31,
(in thousands)	2022	2021
Uncollateralized Senior Notes:
5.93% note, due October 31, 2023	$3,000	$6,000
5.68% note, due June 30, 2026	11,600	14,500
6.43% note, due May 2, 2028	4,200	4,900
3.73% note, due December 16, 2028	12,000	14,000
3.88% note, due May 15, 2029	35,000	40,000
3.25% note, due April 30, 2032	66,500	70,000
3.48% note, due May 31, 2038	50,000	50,000
3.58% note, due November 30, 2038	50,000	50,000
3.98% note, due August 20, 2039	100,000	100,000
2.98% note, due December 20, 2034	70,000	70,000
3.00% note, due July 15, 2035	50,000	50,000
2.96% note, due August 15, 2035	40,000	40,000
2.49% notes Due January 25, 2037	50,000	50,000
2.95% notes Due March 15, 2042	50,000	—
Equipment security note
2.46% note, due September 24, 2031	8,517	9,378
Less: debt issuance costs	(946)	(913)
Total long-term debt	599,871	567,865
Less: current maturities	(21,483)	(17,962)
Total long-term debt, net of current maturities	$578,388	$549,903
Notes Purchase Agreement
On March 15, 2022, we issued 2.95 percent Senior Notes due March 15, 2042 to MetLife in the aggregate principal amount of $50.0 million. We used the proceeds received from the issuances of the Senior Notes to reduce short-term borrowings under the Revolver and to fund capital expenditures. These Senior Notes have similar covenants and default provisions as our other Senior Notes, and have an annual principal payment beginning in the eleventh year after the issuance.

On September 28, 2022, we agreed to issue and Prudential agreed to purchase 5.43 percent Senior Notes due March 14, 2038 in the aggregate principal amount of $80.0 million. We expect to issue the Notes on or before March 14, 2023. We anticipate using the proceeds received from the issuance of the Notes to reduce short-term borrowings under our revolving credit facility and to fund capital expenditures. These Senior Notes have similar covenants and default provisions as our other Senior Notes, and have an annual principal payment beginning in the sixth year after the issuance.

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
Annual maturities
Annual maturities and principal repayments of long-term debt are as follows:

Year	2023	2024	2025	2026	2027	Thereafter	Total
(in thousands)
Payments	$21,483	$18,505	$25,528	$34,551	$31,674	$469,076	$600,817
Chesapeake Utilities Corporation 2022 Form 10-K     Page 82

Notes to the Consolidated Financial Statements
Shelf Agreements
We have entered into Shelf Agreements with Prudential and MetLife, whom are under no obligation to purchase any unsecured debt. The following table summarizes our shelf agreements at December 31, 2022:

(in thousands)	Total Borrowing Capacity	Less Amount of Debt Issued	Less Unfunded Commitments	Remaining Borrowing Capacity
Shelf Agreements (1)
Prudential Shelf Agreement (2)	$370,000	$(220,000)	$(80,000)	$70,000
MetLife Shelf Agreement	150,000	(50,000)	—	100,000
Total	$520,000	$(270,000)	$(80,000)	$170,000
(1) The amended Prudential and MetLife Shelf Agreements both expire in February 2026.
(2) Unfunded commitments of $80.0 million reflects Senior Notes expected to be issued on or before March 14, 2023.

In February 2023, we amended our Shelf Agreements with Prudential and MetLife. The amended agreements now provide for total borrowing capacity of up to $405.0 million under the Prudential Shelf Agreement and $200.0 million under the MetLife Shelf Agreement. Additionally, the amendments extend the term of the agreements for an additional three years from the effective dates.
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
Certain Uncollateralized Senior Notes contain a “restricted payments” covenant as defined in the respective note agreements. The most restrictive covenants of this type are included within the 5.93 percent Senior Note, due October 31, 2023. The covenant provides that we cannot pay or declare any dividends or make any other restricted payments in excess of the sum of $10.0 million, plus our consolidated net income accrued on and after January 1, 2003. As of December 31, 2022, the cumulative consolidated net income base was $754.2 million, offset by restricted payments of $326.4 million, leaving $427.8 million of cumulative net income free of restrictions. As of December 31, 2022, we were in compliance with all of our debt covenants.

13. SHORT-TERM BORROWINGS
We are authorized by our Board of Directors to borrow up to $400.0 million of short-term debt, as required. At December 31, 2022 and 2021, we had $202.2 million and $221.6 million, respectively, of short-term borrowings outstanding at a weighted average interest rate of 5.04 percent and 0.83 percent, respectively.

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

In August 2022, we amended both tranches of the Revolver, which now bear interest using SOFR as the benchmark interest rate, plus a 10-basis point SOFR adjustment, in lieu of LIBOR which is being retired by financial institutions. In addition, the 364-day tranche was extended for the upcoming year, expiring in August 2023. As part of these amendments, the parties agreed to eliminate the previous covenant capping the aggregate investments limit at $150.0 million where we maintain an ownership interest less than 50 percent. Additionally, the 364-day tranche of the facility now offers a reduced interest margin similar to
Chesapeake Utilities Corporation 2022 Form 10-K Page 83

Notes to the Consolidated Financial Statements
the five-year tranche for amounts borrowed in connection with new sustainable investments. All other terms and conditions remained unchanged. Borrowings outstanding under the sustainable investment sublimit of the 364-day tranche amounted to $9.4 million at December 31, 2022.

The availability of funds under the Revolver is subject to conditions specified in the credit agreement, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in the Revolver's loan documents. We are required by the financial covenants in the Revolver to maintain, at the end of each fiscal year, a funded indebtedness ratio of no greater than 65 percent. As of December 31, 2022, we are in compliance with this covenant.

The 364-day tranche of the Revolver expires in August 2023 and the five-year tranche expires in August 2026, both of which are available to fund our short-term cash needs to meet seasonal working capital requirements and to temporarily fund portions of our capital expenditures. Borrowings under both tranches of the Revolver are subject to a pricing grid, including the commitment fee and the interest rate charged based upon our total indebtedness to total capitalization ratio for the prior quarter. As of December 31, 2022, the pricing under the 364-day tranche of the Revolver does not include an unused commitment fee and maintains an interest rate of 70 basis points over SOFR plus a 10 basis point SOFR adjustment. As of December 31, 2022, the pricing under the five-year tranche of the Revolver included an unused commitment fee of 9 basis points and an interest rate of 95 basis points over SOFR plus a 10 basis point SOFR adjustment.

Our total available credit under the Revolver at December 31, 2022 was $192.0 million. As of December 31, 2022, we had issued $5.8 million in letters of credit to various counterparties under the Revolver. These letters of credit are not included in the outstanding short-term borrowings and we do not anticipate that they will be drawn upon by the counterparties. The letters of credit reduce the available borrowings under the Revolver.

For additional information on interest rate swaps related to our short-term borrowings, see Note 8, Derivative Instruments.
14. LEASES
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

Some of our leases are subject to annual changes in the Consumer Price Index (“CPI”). While lease liabilities are not re-measured as a result of changes to the CPI, changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. A 100-basis-point increase in CPI would not have resulted in material additional annual lease costs during 2022. Most of our leases include options to renew, with renewal terms that can extend the lease term from one to 25 years or more. The exercise of lease renewal options is at our sole discretion. The amounts disclosed in our consolidated balance sheet at December 31, 2022, pertaining to the right-of-use assets and lease liabilities, are measured based on our current expectations of exercising our available renewal options. Our existing leases are not subject to any restrictions or covenants that would preclude our ability to pay dividends, obtain financing or enter into additional leases. As of December 31, 2022, we have not entered into any leases, which have not yet commenced, that would entitle us to significant rights or create additional obligations. The following table presents information related to our total lease cost included in our consolidated statements of income:

		Year Ended
		December 31,
(in thousands)	Classification	2022	2021
Operating lease cost (1)	Operations expense	$2,883	$2,064
(1) Includes short-term leases and variable lease costs, which are immaterial.

The following table presents the balance and classifications of our right-of-use assets and lease liabilities included in our consolidated balance sheet at December 31, 2022 and 2021:
Chesapeake Utilities Corporation 2022 Form 10-K     Page 84

Notes to the Consolidated Financial Statements

(in thousands)	Balance sheet classification	December 31, 2022	December 31, 2021
Assets
Operating lease assets	Operating lease right-of-use assets	$14,421	$10,139
Liabilities
Current
Operating lease liabilities	Other accrued liabilities	$2,552	$1,996
Noncurrent
Operating lease liabilities	Operating lease - liabilities	12,392	8,571
Total lease liabilities		$14,944	$10,567

The following table presents our weighted-average remaining lease term and weighted-average discount rate for our operating leases at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Weighted-average remaining lease term (in years)
Operating leases	8.54	8.10
Weighted-average discount rate
Operating leases	3.4%	3.6%
The following table presents additional information related to cash paid for amounts included in the measurement of lease liabilities included in our consolidated statements of cash flows at December 31, 2022 and 2021:

	Year Ended December 31,
(in thousands)	2022	2021
Operating cash flows from operating leases	$2,931	$1,996

The following table presents the future undiscounted maturities of our operating leases at December 31, 2022 and for each of the next five years and thereafter:

(in thousands)	Operating Leases (1)
2023	$2,871
2024	2,546
2025	2,161
2026	1,684
2027	1,529
Thereafter	6,192
Total lease payments	16,983
Less: Interest	(2,039)
Present value of lease liabilities	$14,944
(1) Operating lease payments include $2.1 million related to options to extend lease terms that are reasonably certain of being exercised.

Chesapeake Utilities Corporation 2022 Form 10-K Page 85

Notes to the Consolidated Financial Statements
15. STOCKHOLDERS' EQUITY
Common Stock Issuances

In June 2020, we filed a shelf registration statement with the SEC to facilitate the issuance of our common stock. In August 2020, we filed a prospectus supplement under the shelf registration statement for an ATM equity program under which we may issue and sell shares of our common stock up to an aggregate offering price of $75.0 million through June of 2023.

We maintain an effective shelf registration statement with the SEC for the issuance of shares under our DRIP. Depending on our capital needs and subject to market conditions, in addition to other possible debt and equity offerings, we may issue additional shares under the direct stock purchase component of the DRIP. In 2021, we issued approximately 0.1 million shares at an average price per share of $125.71 and received net proceeds of $15.2 million under the DRIP. In 2022, we issued less than 0.1 million shares at an average price per share of $136.26 and received net proceeds of $4.5 million under the DRIP.

We used the net proceeds from our share issuances, after fees, for general corporate purposes, including, but not limited to, financing of capital expenditures, repayment of short-term debt, financing acquisitions, investing in subsidiaries, and general working capital purposes.
Accumulated Other Comprehensive Income (Loss)
Defined benefit pension and postretirement plan items, unrealized gains (losses) of our propane swap agreements and natural gas swaps and futures contracts, designated as commodity contracts cash flow hedges, and the unrealized gains (losses) of our interest rate swap agreements, designated as cash flow hedges, are the components of our accumulated other comprehensive loss. The following table presents the changes in the balance of accumulated other comprehensive income (loss) for the years ended December 31, 2022 and 2021. All amounts in the following tables are presented net of tax.

	Defined Benefit Pension and Postretirement Plan Items	Commodity Contract Cash Flow Hedges	Interest Rate Swap Cash Flow Hedges	Total
(in thousands)
As of December 31, 2020	$(5,146)	$2,309	$(28)	$(2,865)
Other comprehensive income before reclassifications	262	7,075	—	7,337
Amounts reclassified from accumulated other comprehensive income (loss)	1,616	(4,813)	28	(3,169)
Net current-period other comprehensive income	1,878	2,262	28	4,168
As of December 31, 2021	(3,268)	4,571	—	1,303
Other comprehensive income (loss) before reclassifications	705	(934)	—	(229)
Amounts reclassified from accumulated other comprehensive income (loss)	57	(2,545)	35	(2,453)
Net current-period other comprehensive income	762	(3,479)	35	(2,682)
As of December 31, 2022	$(2,506)	$1,092	$35	$(1,379)
The following table presents amounts reclassified out of accumulated other comprehensive income (loss) for the years ended December 31, 2022, 2021 and 2020. Deferred gains and losses of our commodity contracts cash flow hedges are recognized in earnings upon settlement.
Chesapeake Utilities Corporation 2022 Form 10-K     Page 86

Notes to the Consolidated Financial Statements

	For the Year Ended December 31,
(in thousands)	2022	2021	2020
Amortization of defined benefit pension and postretirement plan items:
Prior service credit (1)	$77	$77	$77
Net actuarial loss (1)	(152)	(2,243)	(592)
Total before income taxes	(75)	(2,166)	(515)
Income tax benefit (3)	18	550	150
Net of tax	$(57)	$(1,616)	$(365)

Gains on commodity contracts cash flow hedges
Propane swap agreements (2)	$3,508	$6,651	$2,428
Total before income taxes	3,508	6,651	2,428
Income tax expense (3)	(963)	(1,838)	(671)
Net of tax	$2,545	$4,813	$1,757
Gains and (losses) on interest rate swap cash flow hedges:
Interest rate swap agreements	$(47)	$(40)	$60
Total before income taxes	(47)	(40)	60
Income tax expense (3)	12	12	(16)
Net of tax	$(35)	$(28)	$44

Total reclassifications for the period	$2,453	$3,169	$1,436

(1) These amounts are included in the computation of net periodic benefits. See Note 16, Employee Benefit Plans, for additional details.
(2) These amounts are included in the effects of gains and losses from derivative instruments. See Note 8, Derivative Instruments, for additional details.
(3) The income tax benefit is included in income tax expense in the accompanying consolidated statements of income.
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
Defined Benefit Pension Plans
At December 31, 2022 we sponsored two defined benefit pension plans: the FPU Pension Plan and the Chesapeake SERP.
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
The FPU Pension Plan, a qualified plan, covers eligible FPU non-union employees hired before January 1, 2005 and union employees hired before the respective union contract expiration dates in 2005 and 2006. Prior to the FPU merger, the FPU Pension Plan was frozen with respect to additional years of service and compensation, effective December 31, 2009.
The Chesapeake SERP, a nonqualified plan, is comprised of two sub-plans. The first sub-plan was frozen with respect to additional years of service and additional compensation as of December 31, 2004. The second sub-plan provides fixed payments for several executives who joined the Company as a result of an acquisition and whose agreements with the Company provided for this benefit.

The unfunded liability for all plans at both December 31, 2022 and 2021, is included in the other pension and benefit costs liability in our consolidated balance sheets.
Chesapeake Utilities Corporation 2022 Form 10-K Page 87

Notes to the Consolidated Financial Statements
The following schedules set forth the funded status at December 31, 2022 and 2021 and the net periodic cost for the years ended December 31, 2022, 2021 and 2020 for the Chesapeake and FPU Pension Plans as well as the Chesapeake SERP:

	Chesapeake Pension Plan		FPU Pension Plan		Chesapeake SERP
At December 31,	2022	2021	2022	2021	2022	2021
(in thousands)
Change in benefit obligation:
Benefit obligation — beginning of year	$—	$6,146	$67,030	$70,366	$2,096	$2,212
Interest cost	—	141	1,781	1,714	50	48
Actuarial (gain) loss	—	(371)	(15,713)	(1,953)	(335)	(12)
Effect of settlement	—	(5,884)	—	—	—	—
Benefits paid	—	(32)	(3,157)	(3,097)	(152)	(152)
Benefit obligation — end of year	—	—	49,941	67,030	1,659	2,096
Change in plan assets:
Fair value of plan assets — beginning of year	—	4,609	58,712	55,966	—	—
Actual return on plan assets	—	(237)	(9,552)	4,246	—	—
Employer contributions	—	1,544	200	1,597	152	152
Effect of settlement	—	(5,884)	—	—	—	—
Benefits paid	—	(32)	(3,157)	(3,097)	(152)	(152)
Fair value of plan assets — end of year	—	—	46,203	58,712	—	—

Accrued pension cost / funded status	$—	$—	$(3,738)	$(8,318)	$(1,659)	$(2,096)
Assumptions:
Discount rate	—%	2.50%	5.25%	2.75%	5.00%	2.50%
Expected return on plan assets	—%	3.50%	6.00%	6.00%	—%	—%

	Chesapeake Pension Plan			FPU Pension Plan			Chesapeake SERP
For the Years Ended December 31,	2022	2021	2020	2022	2021	2020	2022	2021	2020
(in thousands)
Components of net periodic pension cost:
Interest cost	$—	$141	$176	$1,781	$1,714	$2,085	$50	$48	$63
Expected return on assets	—	(166)	(157)	(3,430)	(3,306)	(2,967)	—	—	—
Amortization of actuarial loss	—	257	243	466	612	552	28	28	20
Settlement expense	—	1,810	203	—	—	—	—	—	—
Net periodic pension cost	—	2,042	465	(1,183)	(980)	(330)	78	76	83
Amortization of pre-merger regulatory asset	—	—	—	—	—	—	—	—	—
Total periodic cost	$—	$2,042	$465	$(1,183)	$(980)	$(330)	$78	$76	$83
Assumptions:
Discount rate	—%	2.25%	3.00%	2.75%	2.50%	3.25%	2.50%	2.25%	3.00%
Expected return on plan assets	—%	3.50%	3.50%	6.00%	6.00%	6.00%	—%	—%	—%

Our funding policy provides that payments to the trust of each qualified plan shall be equal to at least the minimum funding requirements of the Employee Retirement Income Security Act of 1974. The following schedule summarizes the assets of the FPU Pension Plan, by investment type, at December 31, 2022, 2021 and 2020:
Chesapeake Utilities Corporation 2022 Form 10-K     Page 88

Notes to the Consolidated Financial Statements

	FPU Pension Plan
At December 31,	2022	2021	2020
Asset Category
Equity securities	53%	52%	54%
Debt securities	38%	38%	37%
Other	9%	10%	9%
Total	100%	100%	100%
The investment policy of the FPU Pension Plan is designed to provide the capital assets necessary to meet the financial obligations of the plan. The investment goals and objectives are to achieve investment returns that, together with contributions, will provide funds adequate to pay promised benefits to present and future beneficiaries of the plan, earn a competitive return to increasingly fund a large portion of the plan’s retirement liabilities, minimize pension expense and cumulative contributions resulting from liability measurement and asset performance, and maintain the appropriate mix of investments to reduce the risk of large losses over the expected remaining life of the plan.
The following allocation range of asset classes is intended to produce a rate of return sufficient to meet the FPU Pension Plan’s goals and objectives:

Asset Allocation Strategy
Asset Class	Minimum Allocation Percentage	Maximum Allocation Percentage
Domestic Equities (Large Cap, Mid Cap and Small Cap)	14%	32%
Foreign Equities (Developed and Emerging Markets)	13%	25%
Fixed Income (Inflation Bond and Taxable Fixed)	29%	47%
Alternative Strategies (Long/Short Equity and Hedge Fund of Funds)	4%	10%
Diversifying Assets (High Yield Fixed Income, Commodities, and Real Estate)	2%	6%
Cash	0%	5%
Due to periodic contributions and different asset classes producing varying returns, the actual asset values may temporarily move outside of the intended ranges. The investments are monitored on a quarterly basis, at a minimum, for asset allocation and performance. At December 31, 2022 and 2021, the assets of the FPU Pension Plan were comprised of the following investments:
Chesapeake Utilities Corporation 2022 Form 10-K Page 89

Notes to the Consolidated Financial Statements

	Fair Value Measurement Hierarchy
For the Years Ended December 31,	2022	2021
Asset Category	Total	Total
(in thousands)
Mutual Funds - Equity securities
U.S. Large Cap (1)	$3,413	$4,302
U.S. Mid Cap (1)	1,425	1,835
U.S. Small Cap (1)	692	954
International (2)	9,352	10,863
Alternative Strategies (3)	4,824	5,888
	19,706	23,842
Mutual Funds - Debt securities
Fixed income (4)	15,343	19,551
High Yield (4)	2,269	3,014
	17,612	22,565
Mutual Funds - Other
Commodities (5)	1,832	2,297
Real Estate (6)	1,709	2,729
Guaranteed deposit (7)	398	497
	3,939	5,523
Total Pension Plan Assets in fair value hierarchy (8)	41,257	51,930
Investments measured at net asset value (9)	4,946	6,782
Total Pension Plan Assets	$46,203	$58,712

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
(8) All investments in the FPU Pension Plan are classified as Level 1 within the Fair Value hierarchy exclusive of the Guaranteed Deposit Account which is classified as Level 3.
(9) Certain investments that were measured at net asset value per share have not been classified in the fair value hierarchy. These amounts are presented to reconcile to total pension plan assets.

At December 31, 2022 and 2021, our pension plan investments were classified under the same fair value measurement hierarchy (Level 1 through Level 3) described under Note 9, Fair Value of Financial Instruments. The Level 3 investments were recorded at fair value based on the contract value of annuity products underlying guaranteed deposit accounts, which was calculated using discounted cash flow models. The contract value of these products represented deposits made to the contract, plus earnings at guaranteed crediting rates, less withdrawals and fees. Certain investments that were measured at net asset value per share have not been classified in the fair value hierarchy and are presented in the table above to reconcile to total pension plan assets.

The following table sets forth the summary of the changes in the fair value of Level 3 investments for the years ended December 31, 2022 and 2021:
Chesapeake Utilities Corporation 2022 Form 10-K     Page 90

Notes to the Consolidated Financial Statements

	For the Year Ended December 31,
	2022	2021
(in thousands)
Balance, beginning of year	$497	$1,019
Purchases	208	3,160
Transfers in	3,270	5,914
Disbursements	(3,541)	(9,587)
Investment income (loss)	(36)	(9)
Balance, end of year	$398	$497
Other Postretirement Benefits Plans
We sponsor two defined benefit postretirement health plans: the Chesapeake Utilities Postretirement Plan ("Chesapeake Postretirement Plan") and the FPU Medical Plan. At December 31, 2022 and 2021, the funded status of the Chesapeake Postretirement Plan was $0.6 million and $0.9 million, respectively. The funded status of the FPU Medical Plan was $0.7 million and $1.0 million as of December 31, 2022 and 2021, respectively.
Net periodic postretirement benefit costs for the Chesapeake Postretirement Plan and the FPU Medical Plan were not material for the years ended December 31, 2022, 2021, and 2020.
The following table presents the amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss or as a regulatory asset as of December 31, 2022:

(in thousands)	FPU Pension Plan	Chesapeake SERP	Chesapeake Postretirement Plan	FPU Medical Plan	Total
Prior service credit	$—	$—	$(216)	$—	$(216)
Net loss (gain)	14,540	295	597	(401)	15,031
Total	$14,540	$295	$381	$(401)	$14,815

Accumulated other comprehensive loss (gain) pre-tax(1)	$2,763	$295	$381	$(76)	$3,363
Post-merger regulatory asset	11,777	—	—	(325)	11,452
Total unrecognized cost	$14,540	$295	$381	$(401)	$14,815
(1) The total amount of accumulated other comprehensive loss recorded on our consolidated balance sheet as of December 31, 2022 is net of income tax benefits of $0.9 million.
Pursuant to a Florida PSC order, FPU continues to record as a regulatory asset a portion of the unrecognized pension and postretirement benefit costs after the merger with Chesapeake Utilities related to its regulated operations, which is included in the above table as a post-merger regulatory asset. As of December 31, 2022, the pre-merger regulatory asset related to the FPU Pension and FPU Medical Plan was fully amortized.

 Assumptions
The assumptions used for the discount rate to calculate the benefit obligations were based on the interest rates of high-quality bonds in 2022, considering the expected lives of each of the plans. In determining the average expected return on plan assets for the FPU Pension Plan, various factors, such as historical long-term return experience, investment policy and current and expected allocation, were considered. Since the FPU Pension Plan is frozen with respect to additional years of service and compensation, the rate of assumed compensation increases is not applicable.
The health care inflation rate for 2022 used to calculate the benefit obligation is 5 percent for medical and 6 percent for prescription drugs for the Chesapeake Postretirement Plan; and 5 percent for both medical and prescription drugs for the FPU Medical Plan.

Chesapeake Utilities Corporation 2022 Form 10-K Page 91

Notes to the Consolidated Financial Statements
Estimated Future Benefit Payments
In 2023, we do not anticipate contributing to the FPU Pension Plan and expect to contribute $0.2 million to the Chesapeake SERP. We also expect to contribute less than $0.1 million to both the Chesapeake Postretirement Plan and FPU Medical Plan, in 2023.
The schedule below shows the estimated future benefit payments for each of the plans previously described:

	FPU Pension Plan(1)	Chesapeake SERP(2)	Chesapeake Postretirement Plan(2)	FPU Medical Plan(2)
(in thousands)
2023	$3,432	$151	$60	$57
2024	$3,503	$149	$58	$59
2025	$3,648	$162	$55	$59
2026	$3,680	$159	$50	$58
2027	$3,675	$156	$48	$59
Years 2028 through 2032	$18,368	$707	$200	$227
(1) The pension plan is funded; therefore, benefit payments are expected to be paid out of the plan assets.
(2) Benefit payments are expected to be paid out of our general funds.

Retirement Savings Plan
We sponsor a 401(k) Retirement Savings Plan which is offered to all eligible employees who have completed three months of service. We match 100 percent of eligible participants’ pre-tax contributions to the Retirement Savings Plan up to a maximum of six percent of eligible compensation. The employer matching contribution is made in cash and is invested based on a participant’s investment directions. In addition, we may make a discretionary supplemental contribution to participants in the plan, without regard to whether or not they make pre-tax contributions. Any supplemental employer contribution is generally made in our common stock. With respect to the employer match and supplemental employer contribution, employees are 100 percent vested after two years of service or upon reaching 55 years of age while still employed by us. New employees who do not make an election to contribute and do not opt out of the Retirement Savings Plan will be automatically enrolled at a deferral rate of three percent, and the automatic deferral rate will increase by one percent per year up to a maximum of ten percent. All contributions and matched funds can be invested among the mutual funds available for investment.
Employer contributions to our Retirement Savings Plan totaled $6.2 million, $5.9 million, and $5.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, there were 798,586 shares of our common stock reserved to fund future contributions to the Retirement Savings Plan.
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

All obligations arising under the Non-Qualified Deferred Compensation Plan are payable from our general assets, although we have established a Rabbi Trust to informally fund the plan. Deferrals of cash compensation may be invested by the participants in various mutual funds (the same options that are available in the Retirement Savings Plan). The participants are credited with gains or losses on those investments. Deferred stock compensation may not be diversified. The participants are credited with dividends on our common stock in the same amount that is received by all other stockholders. Such dividends are reinvested into our common stock. Assets held in the Rabbi Trust, recorded as Investments on the consolidated balance sheet, had a fair value of $10.6 million and $12.1 million at December 31, 2022 and 2021, respectively. The assets of the Rabbi Trust are at all times subject to the claims of our general creditors.
Chesapeake Utilities Corporation 2022 Form 10-K     Page 92

Notes to the Consolidated Financial Statements
Deferrals of officer base compensation and cash bonuses and directors’ cash retainers are paid in cash. All deferrals of executive performance shares, which represent deferred stock units, and directors’ stock retainers are paid in shares of our common stock, except that cash is paid in lieu of fractional shares. The value of our stock held in the Rabbi Trust is classified within the stockholders’ equity section of the consolidated balance sheets and has been accounted for in a manner similar to treasury stock. The amounts recorded under the Non-Qualified Deferred Compensation Plan totaled $7.1 million and $7.2 million at December 31, 2022 and 2021, respectively, which are also shown as a deduction against stockholders' equity in the consolidated balance sheet.
17. SHARE-BASED COMPENSATION PLANS
Our non-employee directors and key employees have been granted share-based awards through our SICP. We record these share-based awards as compensation costs over the respective service period for which services are received in exchange for an award of equity or equity-based compensation. The compensation cost is based primarily on the fair value of the shares awarded, using the estimated fair value of each share on the date it was granted, and the number of shares to be issued at the end of the service period. We have 322,509 shares of common stock reserved for issuance under the SICP.
The table below presents the amounts included in net income related to share-based compensation expense for the awards granted under the SICP for the years ended December 31, 2022, 2021 and 2020:

	For the Year Ended December 31,
	2022	2021	2020
(in thousands)
Awards to non-employee directors	$959	$782	$733
Awards to key employees	5,479	5,163	4,096
Total compensation expense	6,438	5,945	4,829
Less: tax benefit	(1,663)	(1,535)	(1,254)
Share-based compensation amounts included in net income	$4,775	$4,410	$3,575
Non-employee Directors
Shares granted to non-employee directors are issued in advance of the directors’ service periods and are fully vested as of the grant date. We record a deferred expense equal to the fair value of the shares issued and amortize the expense equally over a service period of one year or less.

Our directors receive an annual retainer of shares of common stock under the SICP for services rendered through the subsequent Annual Meeting of Shareholders. Accordingly, our directors that served on the Board as of May 2022 and 2021 each received 652 and 683 shares of common stock, respectively, with a weighted average fair value of $130.36 and $117.11 per share, respectively.

In July 2022, we announced the appointment of two new non-employee directors to our Board. These newly appointed directors were each granted a pro-rated share-based award of 526 shares through the SICP in accordance with the beginning of their service period. The associated expense is being recognized consistent with the methodology described above.

At December 31, 2022, there was $0.3 million of unrecognized compensation expense related to shares granted to non-employee directors. This expense will be recognized over the remaining service period ending in May 2023.
Officers and Key Employees
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
Chesapeake Utilities Corporation 2022 Form 10-K Page 93

Notes to the Consolidated Financial Statements
The table below presents the summary of the stock activity for awards to all officers:

	Number of Shares	Weighted Average Fair Value
Outstanding — December 31, 2020	186,878	$87.06
Granted	69,903	100.76
Vested	(53,147)	76.31
Expired	(852)	74.85
Forfeited (1)	(5,384)	93.39
Outstanding — December 31, 2021	197,398	94.15
Granted	69,620	117.61
Vested	(60,850)	90.60
Expired	(2,678)	91.42
Outstanding — December 31, 2022	203,490	$103.06
(1) In conjunction with the retirement of one key employee during 2020, these shares were forfeited for the remainder of the service periods associated with awards granted during their employment with the Company.

For the year ended December 31, 2022, we granted awards of 69,620 shares of common stock to officers under the SICP, including awards granted in February 2022 and to key employees thereafter appointed to officer positions. The shares granted are multi-year awards that will vest no later than the three-year service period ending December 31, 2024.
The intrinsic value of these awards was $24.0 million, $28.8 million, and $20.2 million at December 31, 2022, 2021 and 2020, respectively. At December 31, 2022, there was $4.7 million of unrecognized compensation cost related to these awards, which is expected to be recognized through 2024.
In 2022, 2021 and 2020, we withheld shares with a value at least equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities with the executives electing to receive the net shares. The below table presents the number of shares withheld /and amounts remitted to taxing authorities:

	For the Year Ended December 31,
	2022	2021	2020
(amounts except shares, in thousands)
Shares withheld to satisfy tax obligations	21,832	14,020	10,319
Amounts remitted to tax authorities to satisfy obligations	$2,838	$1,478	$977

Chesapeake Utilities Corporation 2022 Form 10-K     Page 94

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

Maryland
Customer Information System Regulatory Asset Petition: In July 2022, we filed a joint petition for our natural gas divisions in Maryland (Maryland Division, Sandpiper, and Elkton Gas) for the approval to establish a regulatory asset for non-capitalizable expenses related to the set-up and implementation of the Company’s new Customer Information System ("CIS"). The petition was approved by the Maryland PSC in August 2022. A similar petition for our Florida Regulated Energy business units was filed during the same time frame and has not yet been scheduled on the Florida PSC Agenda. The Delaware Division has previously received approval for this accounting treatment. We have evaluated and selected the CIS with implementation anticipated to begin during the first quarter of 2023. The conversion is expected to be complete in the first quarter of 2025.
Ocean City Maryland Reinforcement: In March 2022, we filed a Section 7(f) - Request for Service Area Determination with the FERC regarding plans to extend our natural gas facilities across the Delaware/Maryland state line from Sussex County, Delaware, to Worcester County, Maryland, to provide a secondary feed to Sandpiper Energy. The FERC approved the Section 7(f) request on August 29, 2022. The project will increase the reliability of the existing distribution system in those areas while also expanding infrastructure to serve new customers. Construction has been initiated with estimated completion in early 2023.

Florida
Wildlight Expansion: In August 2022, Peninsula Pipeline and FPU filed a joint petition with the Florida PSC for approval of the Transportation Service Agreement between the parties associated with the Wildlight Expansion project. The Wildlight Expansion project will enable us to meet the significant growing demand for service in Yulee, Florida. The agreement and project have been structured to allow us to build the project alongside the construction and build-out of the development, and charge the reservation rate as each phase of the project goes into service. The agreement reflects the construction of pipeline facilities in two separate phases. Phase one will consist of three extensions with associated facilities, and a gas injection interconnect with associated facilities. Phase two will consist of two additional pipeline extensions. The various phases of the project are anticipated to be placed in service beginning in the first quarter of 2023, with construction on the overall project continuing through 2025. The petition was approved by the Florida PSC in November 2022.
Natural Gas Rate Case: In May 2022, our natural gas distribution businesses in Florida (FPU, FPU-Indiantown division, FPU-Fort Meade division and Chesapeake Utilities CFG division, collectively, “Florida natural gas distribution businesses”) filed a consolidated natural gas rate case with the Florida PSC. The application included a request for the following: (i) permanent rate relief of approximately $24.1 million, effective January 1, 2023, (ii) a depreciation study also submitted with the filing; (iii) authorization to make certain changes to tariffs to include the consolidation of rates and rate structure across the businesses and to unify the Florida natural gas distribution businesses under FPU; (iv) authorization to retain the acquisition adjustment recorded at the time of the FPU merger in our revenue requirement; and (v) authorization to establish an environmental remediation surcharge for the purposes of addressing future expected remediation costs for FPU MGP sites. In August 2022, interim rates were approved by the Florida PSC in the amount of approximately $7.7 million on an annualized basis, effective for all meter readings in September 2022. The discovery process and subsequent hearings were concluded during the fourth quarter of 2022 and briefs were submitted during the same quarter of 2022. In January 2023, the Florida PSC approved the application for consolidation and permanent rate relief of approximately $17.2 million on an annual basis. Actual rates in connection with the rate relief were approved by the Florida PSC in February 2023 with an effective date of March 1, 2023.
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

Chesapeake Utilities Corporation 2022 Form 10-K Page 95

Notes to the Consolidated Financial Statements
Beachside Pipeline Extension: In June 2021, Peninsula Pipeline and Florida City Gas entered into a Transportation Service Agreement for an incremental 10,176 Dts/d of firm service in Indian River County, Florida, to support Florida City Gas’ growth along the Indian River's barrier island. As part of this agreement, Peninsula Pipeline will construct 11.3 miles of pipeline from its existing pipeline in the Sebastian, Florida area, which will travel east under the Intercoastal Waterway ("ICW") and southward on the barrier island. As required by Peninsula Pipeline’s tariff and Florida Statutes, Peninsula Pipeline filed the required company and customer affidavits with the Florida PSC in June 2021 and the expected in-service date is during the first quarter of 2023.

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

Storm Protection Plan: In 2020, the Florida PSC implemented the Storm Protection Plan ("SPP") and Storm Protection Plan Cost Recovery Clause ("SPPCRC") rules, which require electric utilities to petition the Florida PSC for approval of a Transmission and Distribution Storm Protection Plan that covers the utility’s immediate 10-year planning period with updates to the plan at least every 3 years. The SPPCR rules allow the utility to file for recovery of associated costs related to its SPP. Our Florida electric distribution operations' SPP and SPPCRC were filed during the first quarter of 2022 and approved in the fourth quarter of 2022 with modifications, by the Florida PSC. Rates associated with this initiative were effective in January 2023.

Eastern Shore
Southern Expansion Project: In January 2022, Eastern Shore submitted a prior notice filing with the FERC pursuant to blanket certificate procedures, regarding its proposal to install an additional compressor unit and related facilities at Eastern Shore's existing compressor station in Bridgeville, Sussex County, Delaware. The project will enable Eastern Shore to provide additional firm natural gas transportation service to an existing shipper on Eastern Shore's pipeline system. The project obtained FERC approval in January 2023 and is currently estimated to go into service in the fourth quarter of 2023.
Capital Cost Surcharge: In December 2022, Eastern Shore submitted a filing with the FERC regarding a capital cost surcharge to recover capital costs associated with mandated highway relocate projects that required the replacement of existing Eastern Shore facilities and a Pipeline and Hazardous Materials Safety Administration ("PHMSA") compliance project. The capital cost surcharge is an approved item in the settlement of Eastern Shore’s last rate case. In conjunction with the filing of this surcharge, pursuant to the settlement agreement, a cumulative adjustment to the existing surcharge to reflect additional depreciation was included in this filing. The FERC issued an order approving the surcharge as filed on December 19, 2022. The combined revised surcharge became effective January 1, 2023.

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

In response to the COVID-19 pandemic and related restrictions, we experienced reduced consumption of energy largely in the commercial and industrial sectors, higher bad debt expenses and incremental expenses associated with COVID-19, including expenditures associated with personal protective equipment and premium pay for field personnel. The additional operating expenses we incurred support the ongoing delivery of our essential services during these unprecedented times. In April and May 2020, we were authorized by the Maryland and Delaware PSCs, respectively, to record regulatory assets for COVID-19 related costs which offered us the ability to seek recovery of those costs. In July 2021, the Florida PSC issued an order that approved incremental expenses we incurred due to COVID-19. The order allowed us to establish a regulatory asset in a total amount of $2.1 million as of June 30, 2021 for natural gas and electric distribution operations. The regulatory asset is being amortized over two years and is recovered through the Purchased Gas Adjustment and Swing Service mechanisms for our natural gas distribution businesses and through the Fuel Purchased Power Cost Recovery clause for our electric division. As of December 31, 2022 and 2021, our total COVID-19 regulatory asset balance was $1.2 million and $2.3 million, respectively.
Chesapeake Utilities Corporation 2022 Form 10-K     Page 96

Notes to the Consolidated Financial Statements

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

Summary TCJA Table

Customer rates for our regulated business were adjusted as approved by the regulators, prior to 2020 except for Elkton Gas, which implemented a one-time bill credit in May 2020. The following table summarized the regulatory liabilities related to accumulated deferred taxes ("ADIT") associated with TCJA for our regulated businesses as of December 31, 2022 and 2021:

	Amount (in thousands)
Operation and Regulatory Jurisdiction	December 31, 2022	December 31, 2021	Status
Eastern Shore (FERC)	$34,190	$34,190	Will be addressed in Eastern Shore's next rate case filing.
Chesapeake Delaware natural gas division (Delaware PSC)	$12,230	$12,591	PSC approved amortization of ADIT in January 2019.
Chesapeake Maryland natural gas division (Maryland PSC)	$3,703	$3,840	PSC approved amortization of ADIT in May 2018.
Sandpiper Energy (Maryland PSC)	$3,597	$3,656	PSC approved amortization of ADIT in May 2018.
Chesapeake Florida natural gas division/CFG (Florida PSC)	$7,846	$8,032	PSC issued order authorizing amortization and retention of net ADIT liability by the Company in February 2019.
FPU Natural Gas (excludes Fort Meade and Indiantown) (Florida PSC)	$19,074	$19,189	Same treatment on a net basis as Chesapeake Florida Gas Division (above).
FPU Fort Meade and Indiantown natural gas divisions (Florida PSC)	$259	$271	Same treatment on a net basis as Chesapeake Florida Gas Division (above).
FPU electric division (Florida PSC)	$4,993	$5,237	In January 2019, PSC issued order approving amortization of ADIT through purchased power cost recovery, storm reserve and rates.
Elkton Gas (Maryland PSC)	$1,059	$1,091	PSC approved amortization of ADIT in March 2018.

Chesapeake Utilities Corporation 2022 Form 10-K Page 97

Notes to the Consolidated Financial Statements
Regulatory Assets and Liabilities
At December 31, 2022 and 2021, our regulated utility operations recorded the following regulatory assets and liabilities included in our consolidated balance sheets. These assets and liabilities will be recognized as revenues and expenses in future periods as they are reflected in customers’ rates.

	As of December 31,
	2022	2021
(in thousands)
Regulatory Assets
Under-recovered purchased fuel, gas and conservation cost recovery (1)(2)	$43,583	$9,199
Under-recovered GRIP revenue (3)	1,705	2,101
Deferred postretirement benefits (4)	13,927	16,749
Deferred conversion and development costs (1)	23,653	23,383
Acquisition adjustment (5)	25,609	27,182
Deferred costs associated with COVID-19 (6)	1,233	2,289
Deferred storm costs (7)	27,687	36,004
Other	12,257	7,060
Total Regulatory Assets	$149,654	$123,967

Regulatory Liabilities
Self-insurance (8)	$339	$563
Over-recovered purchased fuel and conservation cost recovery (1)	3,827	1,073
Storm reserve (8)	2,845	2,829
Accrued asset removal cost (9)	50,261	47,887
Deferred income taxes due to rate change (10)	87,690	88,804
Interest related to storm recovery (7)	1,207	2,146
Other	1,851	1,498
Total Regulatory Liabilities	$148,020	$144,800

(1) We are allowed to recover the asset or are required to pay the liability in rates. We do not earn an overall rate of return on these assets.
(2) At December 31, 2022, includes $21.2 million being recovered over a three year period primarily concentrated in our electric division. Per Florida PSC approval, our electric division was allowed to recover these amounts over an extended period of time in an effort to reduce the impact of increased commodity prices to our customers. Recovery of these costs began in January 2023.
(3) The Florida PSC allowed us to recover through a surcharge, capital and other program-related-costs, inclusive of an appropriate return on investment, associated with accelerating the replacement of qualifying distribution mains and services (defined as any material other than coated steel or plastic) in FPU’s natural gas distribution, Fort Meade division and Chesapeake Utilities’ CFG division. We are allowed to recover the asset or are required to pay the liability in rates related to GRIP.
(4) The Florida PSC allowed FPU to treat as a regulatory asset the portion of the unrecognized costs pursuant to ASC Topic 715, Compensation - Retirement Benefits, related to its regulated operations. This balance also includes the portion of pension settlement expense associated with the termination of the Chesapeake Pension Plan pursuant to an order from the FERC and the respective PSCs that allowed us to defer Eastern Shore, Delaware and Maryland Divisions' portion. See Note 16, Employee Benefit Plans, for additional information.
(5) We are allowed to include the premiums paid in various natural gas utility acquisitions in Florida in our rate bases and recover them over a specific time period pursuant to the Florida PSC approvals. We paid $34.2 million of the premium in 2009, including a gross up for income tax, because it is not tax deductible, and $0.7 million of the premium paid by FPU in 2010.
(6) We deferred as regulatory assets the net incremental expense impact associated with the net expense impact of COVID-19 as authorized by the stated PSCs.
(7) The Florida PSC authorized us to recover regulatory assets (including interest) associated with the recovery of Hurricanes Michael and Dorian storm costs which will be amortized between 6 and 10 years. Recovery of these costs includes a component of an overall return on capital additions and regulatory assets.
(8) We have storm reserves in our Florida regulated energy operations and self-insurance for our regulated energy operations that allow us to collect through rates amounts to be used against general claims, storm restoration costs and other losses as they are incurred.
(9) See Note 1, Summary of Significant Accounting Policies, for additional information on our asset removal cost policies.
(10) We recorded a regulatory liability for our regulated businesses related to the revaluation of accumulated deferred tax assets/liabilities as a result of the TCJA. The liability will be amortized over a period between 5 to 80 years based on the remaining life of the associated property. Based upon the regulatory proceedings, we will pass back the respective portion of the excess accumulated deferred taxes to rate payers. See Note 11, Income Taxes, for additional information.

Chesapeake Utilities Corporation 2022 Form 10-K     Page 98

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
As of December 31, 2022 and 2021, we had approximately $4.3 million and $5.2 million, respectively, in environmental liabilities, related to the former MGP sites. As of December 31, 2022 and 2021, we have cumulative regulatory assets of $0.8 million and $1.3 million, respectively, for future recovery of environmental costs for customers. Specific to FPU's four MGP sites in Key West, Pensacola, Sanford and West Palm Beach, FPU has approval to recover, from insurance and from customers through rates, up to $14.0 million of its environmental costs related to its MGP sites. As of December 31, 2022 and 2021, we have recovered approximately $13.3 million and $12.9 million, respectively, leaving approximately $0.7 million and $1.1 million, respectively, in regulatory assets for future recovery of environmental costs from FPU’s customers.
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

20. OTHER COMMITMENTS AND CONTINGENCIES
Natural Gas, Electric and Propane Supply
In March 2020, our Delmarva Peninsula natural gas distribution operations entered into asset management agreements with a third party to manage their natural gas transportation and storage capacity. The agreements were effective as of April 1, 2020 and expire in March 2023.
FPU natural gas distribution operations and Eight Flags have separate asset management agreements with Emera Energy Services, Inc. to manage their natural gas transportation capacity. These agreements commenced in November 2020 and expire in March 2029.
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
FPU’s electric supply contracts require FPU to maintain an acceptable standard of creditworthiness based on specific financial ratios. FPU’s agreement with Florida Power & Light Company requires FPU to meet or exceed a debt service coverage ratio of 1.25 times based on the results of the prior 12 months. If FPU fails to meet this ratio, it must provide an irrevocable letter of credit or pay all amounts outstanding under the agreement within five business days. FPU’s electric supply agreement with Gulf Power requires FPU to meet the following ratios based on the average of the prior six quarters: (a) funds from operations interest coverage ratio (minimum of 2 times), and (b) total debt to total capital (maximum of 65 percent). If FPU fails to meet the requirements, it has to provide the supplier a written explanation of actions taken, or proposed to be taken, to become compliant. Failure to comply with the ratios specified in the Gulf Power agreement could also result in FPU having to provide
Chesapeake Utilities Corporation 2022 Form 10-K Page 99

Notes to the Consolidated Financial Statements
an irrevocable letter of credit. As of December 31, 2022, FPU was in compliance with all of the requirements of its supply contracts.
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
The total purchase obligations for natural gas, electric and propane supplies are as follows:

Year	2023	2024-2025	2026-2027	Beyond 2027	Total
(in thousands)
Purchase Obligations	$83,521	$82,815	$71,327	$144,768	$382,431
Corporate Guarantees
The Board of Directors has authorized us to issue corporate guarantees securing obligations of our subsidiaries and to obtain letters of credit securing our subsidiaries' obligations. The maximum authorized liability under such guarantees and letters of credit as of December 31, 2022 was $20.0 million. The aggregate amount guaranteed at December 31, 2022 was approximately $13.5 million with the guarantees expiring on various dates through November 30, 2023. In addition, the Board has authorized us to issue specific purpose corporate guarantees. The amount of specific purpose guarantees outstanding at December 31, 2022 was $11.1 million, including a guarantee issued in July 2022 in the amount of $7.1 million associated with the Florida natural gas rate case.
As of December 31, 2022, we have issued letters of credit totaling approximately $5.8 million related to the electric transmission services for FPU's electric division, the firm transportation service agreement between TETLP and our Delaware and Maryland divisions, the capacity agreement between NEXUS and Aspire, and our current and previous primary insurance carriers. These letters of credit have various expiration dates through October 25, 2023. There have been no draws on these letters of credit as of December 31, 2022. We do not anticipate that the counterparties will draw upon these letters of credit, and we expect that they will be renewed to the extent necessary in the future.
Chesapeake Utilities Corporation 2022 Form 10-K     Page 100

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A. CONTROLS AND PROCEDURES.
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our Chief Executive Officer and Chief Financial Officer, with the participation of other Company officials, have evaluated our “disclosure controls and procedures” (as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.
CHANGE IN INTERNAL CONTROLS
In response to the COVID-19 pandemic and social distancing restrictions that were initially established in our service territories, we implemented our pandemic response plan which included having office staff work remotely to promote social distancing in efforts to reduce the ongoing spread of COVID-19. As vaccines became widely available and states of emergency in all of our service territories expired, we adjusted our operating practices accordingly to ensure the safety of our operations and continue to take the necessary actions to comply with the CDC, and the Occupational and Safety and Health Administration, as new developments occur. During the quarter ended December 31, 2022, our modified pandemic response plan did not result in a change in the design or operations of our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There has been no change in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2022, that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.
CEO AND CFO CERTIFICATIONS
Our Chief Executive Officer and Chief Financial Officer have filed with the SEC the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. In addition, on June 2, 2022, our Chief Executive Officer certified to the NYSE that he was not aware of any violation by us of the NYSE corporate governance listing standards.
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
Our management has evaluated and concluded that our internal control over financial reporting was effective as of December 31, 2022.

Chesapeake Utilities Corporation 2022 Form 10-K Page 101

Our independent registered public accounting firm, Baker Tilly US, LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2022, as stated in its attestation report which appears under Part II, Item 8. Financial Statements and Supplementary Data.

Chesapeake Utilities Corporation 2022 Form 10-K     Page 102

ITEM 9B. OTHER INFORMATION.
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE.

We have adopted a Code of Ethics that applies to our Principal Executive Officer, President, Principal Financial Officer, Principal Accounting Officer, Treasurer, Assistant Treasurer, Corporate Controller and persons performing similar functions, which is a “code of ethics” as defined by applicable rules of the SEC. This Code of Ethics is publicly available on our website at https://www.chpk.com. If we make any amendments to this code other than technical, administrative or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of this code to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Corporate Controller, or persons performing similar functions, we intend to disclose the nature of the amendment or waiver, its effective date and to whom it applies by posting such information on our website at the address and location specified above.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this Item is incorporated herein by reference to the portion of the Proxy Statement captioned “Fees and Services of Independent Registered Public Accounting Firm." The Company's independent registered public accounting firm is Baker Tilly US, LLP, PCAOB ID: (23)

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
Chesapeake Utilities Corporation 2022 Form 10-K Page 103

The following documents are filed as part of this Annual Report:
(a)(1) All of the financial statements, reports and notes to the financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.

(a)(2) Schedule II—Valuation and Qualifying Accounts.
(a)(3) The Exhibits below.

• Exhibit 1.1
Equity Distribution Agreement dated August 17, 2020, by and between Chesapeake Utilities Corporation and each of RBC Capital Markets, LLC, BofA Securities, Inc., Wells Fargo Securities, LLC, Janney Montgomery Scott LLC, Guggenheim Securities, LLC, Maxim Group LLC, Sidoti & Company, LLC, and Siebert Williams Shank & Co., LLC is incorporated herein by reference to Exhibit 1.1 of our Current Report on Form 8-K, filed August 17, 2020, File No. 001-11590.

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

Chesapeake Utilities Corporation 2022 Form 10-K     Page 104

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

• Exhibit 4.10
Third Amendment to Private Shelf Agreement dated February 8, 2023, between Chesapeake Utilities Corporation, as issuer, and PGIM, Inc. (formerly known as Prudential Investment Management, Inc.), and other purchasers that may become party thereto is filed herewith.

• Exhibit 4.11
Second Amendment to Private Shelf Agreement, dated February 21, 2023, by and among Chesapeake Utilities Corporation, Metropolitan Life Insurance Company, and MetLife Investment Management, LLC is filed herewith.

• Exhibit 4.12
Description of Chesapeake Utilities Corporation's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, is incorporated by reference to Exhibit 4.10 of our Annual Report on Form 10-K for the year ended December 31, 2021, File No. 001-11590.

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

Chesapeake Utilities Corporation 2022 Form 10-K Page 105

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

• Exhibit 10.10*	Note Agreement dated September 28, 2022, among Chesapeake Utilities Corporation, as issuer, PGIM, Inc. (formerly known as Prudential Investment Management, Inc.) and each of its affiliates relating to the private placement of Chesapeake Utilities Corporation's 5.43% Senior Notes due 2038.†

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

• Exhibit 10.16*
Form of Performance Share Agreement dated February 22, 2023 for the period 2023-2025, pursuant to Chesapeake Utilities Corporation 2013 Stock and Incentive Compensation Plan by and between Chesapeake Utilities Corporation and each of Jeffry M. Householder, Beth W. Cooper, James F. Moriarty, Kevin Webber and Jeffrey S. Sylvester is filed herewith.

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

Chesapeake Utilities Corporation 2022 Form 10-K     Page 106

• Exhibit 10.18*
Form of Performance Share Agreement, effective February 24, 2021, for the period 2021 to 2023, pursuant to the Chesapeake Utilities Corporation 2013 Stock and Incentive Compensation Plan by and between Chesapeake Utilities Corporation and each of Jeffry M. Householder, Beth W. Cooper, James F. Moriarty, Kevin Webber, and Jeffrey S. Sylvester is incorporated herein by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December31, 2021, File No. 001-11590.

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

• Exhibit 10.28
Amended and Restated Credit Agreement, dated August 12, 2021, by and between Chesapeake Utilities Corporation, PNC Bank, National Association, and several other financial institutions named therein is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, File No. 001-11590

• Exhibit 10.29*
Executive Employment Agreement, dated December 16, 2021, by and between Chesapeake Utilities Corporation and Jeffrey S. Sylvester is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 20, 2021, File No. 001-11590

• Exhibit 10.30*
Executive Employment Agreement, dated December 16, 2021, by and between Chesapeake Utilities Corporation and Jeffry M. Householder is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 20, 2021, File No. 001-11590

• Exhibit 10.31*
Executive Employment Agreement, dated December 16, 2021, by and between Chesapeake Utilities Corporation and Beth W. Cooper is incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on December 20, 2021, File No. 001-11590

• Exhibit 10.32*
Executive Employment Agreement, dated December 16, 2021, by and between Chesapeake Utilities Corporation and James F. Moriarty is incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on December 20, 2021, File No. 001-11590

Chesapeake Utilities Corporation 2022 Form 10-K Page 107

• Exhibit 10.33*
Executive Employment Agreement, dated December 16, 2021, by and between Chesapeake Utilities Corporation and Kevin J. Webber is incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on December 20, 2021, File No. 001-11590

• Exhibit 10.34*
Form of Performance Share Agreement, effective February 23, 2022, for the period 2022 to 2024, pursuant to the Chesapeake Utilities Corporation 2013 Stock and Incentive Compensation Plan by and between Chesapeake Utilities Corporation and each of Jeffry M. Householder, Beth W. Cooper, James F. Moriarty, Kevin J. Webber, and Jeffrey S. Sylvester is incorporated herein by reference to Exhibit 10.34 to our Annual Report on Form 10-K for the year ended December 31, 2021, File No. 001-11590.

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

Chesapeake Utilities Corporation 2022 Form 10-K     Page 108

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
February 22, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JEFFRY M. HOUSEHOLDER	/S/ BETH W. COOPER
Jeffry M. Householder	Beth W. Cooper, Executive Vice President,
President, Chief Executive Officer and Director	Chief Financial Officer, Treasurer
February 22, 2023	and Assistant Corporate Secretary
(Principal Financial and Accounting Officer)
February 22, 2023

/S/ JOHN R. SCHIMKAITIS	/S/ DENNIS S. HUDSON, III
John R. Schimkaitis	Dennis S. Hudson, III, Director
Chair of the Board and Director	February 22, 2023
February 22, 2023

/S/ LISA G. BISACCIA	/S/ LILA A. JABER
Lisa G. Bisaccia, Director	Lila A. Jaber, Director
February 22, 2023	February 22, 2023

/S/ THOMAS J. BRESNAN	/S/ PAUL L. MADDOCK, JR.
Thomas J. Bresnan, Director	Paul L. Maddock, Jr., Director
February 22, 2023	February 22, 2023

/S/ RONALD G. FORSYTHE, JR.	/S/ CALVERT A. MORGAN, JR.
Dr. Ronald G. Forsythe, Jr., Director	Calvert A. Morgan, Jr., Director
February 22, 2023	February 22, 2023

/S/ STEPHANIE N. GARY	/S/ DIANNA F. MORGAN
Stephanie N. Gary, Director	Dianna F. Morgan, Director
February 22, 2023	February 22, 2023

/S/ THOMAS P. HILL, JR.	/S/ SHEREE M. PETRONE
Thomas P. Hill, Jr., Director	Sheree M. Petrone, Director
February 22, 2023	February 22, 2023

Chesapeake Utilities Corporation 2022 Form 10-K Page 109

Chesapeake Utilities Corporation and Subsidiaries
Schedule II
Valuation and Qualifying Accounts

		Additions
For the Year Ended December 31,	Balance at Beginning of Year	Charged to Income	Other Accounts (1)	Deductions (2)	Balance at End of Year
(In thousands)
Reserve Deducted From Related Assets
Reserve for Uncollectible Accounts
2022	$3,141	$1,550	$172	$(1,986)	$2,877
2021	$4,785	$134	$(125)	$(1,653)	$3,141
2020	$1,337	$3,827	$613	$(992)	$4,785
(1) Recoveries and other allowance adjustments.
(2) Uncollectible accounts charged off.

Chesapeake Utilities Corporation 2022 Form 10-K     Page 110