Form 10-Q
period 2023-03-31
CHESAPEAKE UTILITIES CORP
filed 2023-05-03
CIK 19745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2023
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Common Stock, par value $0.4867 — 17,789,856 shares outstanding as of April 28, 2023.

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

GAAP: Generally Accepted Accounting Principles
Gross Margin: a term under U.S. GAAP which is the excess of sales over costs of goods sold
GUARD: Gas Utility Access and Replacement Directive a program to enhance the safety, reliability and accessibility of portions of the Company’s natural gas distribution system in Florida
Guernsey Power Station: Guernsey Power Station, LLC, a power generation facility in Guernsey County Ohio
Gulfstream: Gulfstream Natural Gas System, LLC, an unaffiliated pipeline network that supplies natural gas to FPU
HDD: Heating Degree-Day
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,
	2023	2022
(in thousands, except shares and per share data)
Operating Revenues
Regulated Energy	$142,270	$127,891
Unregulated Energy and other	75,859	94,989
Total Operating Revenues	218,129	222,880
Operating Expenses
Natural gas and electric costs	55,288	45,442
Propane and natural gas costs	33,301	51,739
Operations	44,767	42,793
Maintenance	5,104	4,264
Depreciation and amortization	17,183	16,977
Other taxes	7,571	6,800
Total Operating Expenses	163,214	168,015
Operating Income	54,915	54,865
Other income, net	276	913
Interest charges	7,232	5,339
Income Before Income Taxes	47,959	50,439
Income Taxes	11,615	13,506
Net Income	$36,344	$36,933

Weighted Average Common Shares Outstanding:
Basic	17,759,896	17,678,060
Diluted	17,831,772	17,761,119
Earnings Per Share of Common Stock:
Basic	$2.05	$2.09
Diluted	$2.04	$2.08

The accompanying notes are an integral part of these condensed consolidated financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
	2023	2022
(in thousands)
Net Income	$36,344	$36,933
Other Comprehensive Income (Loss), net of tax:
Employee Benefits, net of tax:
Reclassifications of amortization of prior service credit and actuarial loss, net of tax of $3 and $6, respectively	10	18
Cash Flow Hedges, net of tax:
Net gain on commodity contract cash flow hedges, net of tax of $7 and $937, respectively	22	2,498
Reclassifications of net (gain) on commodity contract cash flow hedges, net of tax $(166) and $(752), respectively	(440)	(1,969)
Net (loss) on interest rate swap cash flow hedges, net of tax of $(52) and $0, respectively	(148)	—
Reclassifications of net (gain) on interest rate swap cash flow hedges, net of tax of $(17) and $0, respectively	(48)	—
Total Other Comprehensive Income (Loss), net of tax	(604)	547
Comprehensive Income	$35,740	$37,480
The accompanying notes are an integral part of these condensed consolidated financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

Assets	March 31, 2023	December 31, 2022
(in thousands, except shares and per share data)
Property, Plant and Equipment
Regulated Energy	$1,835,261	$1,802,999
Unregulated Energy	395,052	393,215
Other businesses and eliminations	29,695	29,890
Total property, plant and equipment	2,260,008	2,226,104
Less: Accumulated depreciation and amortization	(476,407)	(462,926)
Plus: Construction work in progress	53,094	47,295
Net property, plant and equipment	1,836,695	1,810,473
Current Assets
Cash and cash equivalents	3,065	6,204
Trade and other receivables	65,130	65,758
Less: Allowance for credit losses	(2,820)	(2,877)
Trade and other receivables, net	62,310	62,881
Accrued revenue	24,135	29,206
Propane inventory, at average cost	8,505	9,365
Other inventory, at average cost	17,520	16,896
Regulatory assets	27,874	41,439
Storage gas prepayments	1,228	6,364
Income taxes receivable	—	2,541
Prepaid expenses	12,990	15,865
Derivative assets, at fair value	1,248	2,787
Other current assets	629	428
Total current assets	159,504	193,976
Deferred Charges and Other Assets
Goodwill	46,213	46,213
Other intangible assets, net	17,412	17,859
Investments, at fair value	10,866	10,576
Derivative assets, at fair value	898	982
Operating lease right-of-use assets	14,272	14,421
Regulatory assets	99,379	108,214
Receivables and other deferred charges	12,312	12,323
Total deferred charges and other assets	201,352	210,588
Total Assets	$2,197,551	$2,215,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

Capitalization and Liabilities	March 31, 2023	December 31, 2022
(in thousands, except shares and per share data)
Capitalization
Stockholders’ equity
Preferred stock, par value $0.01 per share (authorized 2,000,000 shares), no shares issued and outstanding	$—	$—
Common stock, par value $0.4867 per share (authorized 50,000,000 shares)	8,659	8,635
Additional paid-in capital	379,703	380,036
Retained earnings	472,209	445,509
Accumulated other comprehensive income (loss)	(1,983)	(1,379)
Deferred compensation obligation	8,816	7,060
Treasury stock	(8,816)	(7,060)
Total stockholders’ equity	858,588	832,801
Long-term debt, net of current maturities	656,284	578,388
Total capitalization	1,514,872	1,411,189
Current Liabilities
Current portion of long-term debt	21,489	21,483
Short-term borrowing	94,079	202,157
Accounts payable	38,193	61,496
Customer deposits and refunds	36,676	37,152
Accrued interest	4,849	3,349
Dividends payable	9,518	9,492
Accrued compensation	6,350	14,660
Regulatory liabilities	10,556	5,031
Income taxes payable	7,554	—
Derivative liabilities, at fair value	798	585
Other accrued liabilities	16,717	13,618
Total current liabilities	246,779	369,023
Deferred Credits and Other Liabilities
Deferred income taxes	258,399	256,167
Regulatory liabilities	143,642	142,989
Environmental liabilities	2,530	3,272
Other pension and benefit costs	17,190	16,965
Derivative liabilities, at fair value	636	1,630
Operating lease - liabilities	12,110	12,392
Deferred investment tax credits and other liabilities	1,393	1,410
Total deferred credits and other liabilities	435,900	434,825
Environmental and other commitments and contingencies (Notes 6 and 7)
Total Capitalization and Liabilities	$2,197,551	$2,215,037
The accompanying notes are an integral part of these condensed consolidated financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2023	2022
(in thousands)
Operating Activities
Net income	$36,344	$36,933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,183	16,977
Depreciation and accretion included in other costs	2,834	2,744
Deferred income taxes	2,453	7,398
Realized gain on commodity contracts and sale of assets	(284)	(4,274)
Unrealized loss (gain) on investments/commodity contracts	(551)	541
Employee benefits and compensation	119	(260)
Share-based compensation	2,408	2,213
Changes in assets and liabilities:
Accounts receivable and accrued revenue	5,641	7,532
Propane inventory, storage gas and other inventory	5,373	4,031
Regulatory assets/liabilities, net	24,607	5,774
Prepaid expenses and other current assets	3,985	6,626
Accounts payable and other accrued liabilities	(21,166)	(12,918)
Income taxes receivable/payable	10,095	6,134
Customer deposits and refunds	(476)	(3,114)
Accrued compensation	(8,436)	(6,392)
Other assets and liabilities, net	1,538	(825)
Net cash provided by operating activities	81,667	69,120
Investing Activities
Property, plant and equipment expenditures	(42,418)	(29,887)
Proceeds from sale of assets	506	219
Environmental expenditures	(742)	(267)
Net cash used in investing activities	(42,654)	(29,935)
Financing Activities
Common stock dividends	(9,492)	(8,274)
Issuance of stock under the Dividend Reinvestment Plan, net of offering fees	—	3,242
Tax withholding payments related to net settled stock compensation	(2,455)	(2,838)
Change in cash overdrafts due to outstanding checks	(323)	1,223
Net repayments under line of credit agreements	(107,755)	(82,008)
Proceeds from long-term debt, net of offering fees	79,840	49,915
Repayment of long-term debt	(1,967)	(213)
Net cash used in financing activities	(42,152)	(38,953)
Net Increase (Decrease) in Cash and Cash Equivalents	(3,139)	232
Cash and Cash Equivalents—Beginning of Period	6,204	4,976
Cash and Cash Equivalents—End of Period	$3,065	$5,208
The accompanying notes are an integral part of these condensed consolidated financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock (1)
(in thousands, except shares and per share data)	Number of Shares(2)	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Treasury Stock	Total
Balance at December 31, 2021	17,655,410	$8,593	$371,162	$393,072	$1,303	$7,240	$(7,240)	$774,130
Net income	—	—	—	36,933	—	—	—	36,933
Other comprehensive income	—	—	—	—	547	—	—	547
Dividends declared ($0.480 per share)	—	—	—	(8,661)	—	—	—	(8,661)
Issuance under various plans (5)	24,960	12	3,410	—	—	—	—	3,422
Share-based compensation and tax benefit (3) (4)	39,018	19	(878)	—	—	—	—	(859)
Treasury stock activities	—	—	—	—	—	(763)	763	—
Balance at March 31, 2022	17,719,388	$8,624	$373,694	$421,344	$1,850	$6,477	$(6,477)	$805,512

Balance at December 31, 2022	17,741,418	$8,635	$380,036	$445,509	$(1,379)	$7,060	$(7,060)	$832,801
Net income	—	—	—	36,344	—	—	—	36,344
Other comprehensive loss	—	—	—	—	(604)	—	—	(604)
Dividends declared ($0.535 per share)	—	—	—	(9,644)	—	—	—	(9,644)
Issuance under various plans (5)	—	—	(11)	—	—	—	—	(11)
Share-based compensation and tax benefit (3) (4)	48,438	24	(322)	—	—	—	—	(298)
Treasury stock activities	—	—	—	—	—	1,756	(1,756)	—
Balance at March 31, 2023	17,789,856	$8,659	$379,703	$472,209	$(1,983)	$8,816	$(8,816)	$858,588

(1)2,000,000 shares of preferred stock at $0.01 par value have been authorized. No shares have been issued or are outstanding; accordingly, no information has been included in the statements of stockholders’ equity.
(2)Includes 109,687, 108,143, 107,518, and 116,238 shares at March 31, 2023, December 31, 2022, March 31, 2022 and December 31, 2021, respectively, held in a Rabbi Trust related to our Non-Qualified Deferred Compensation Plan.
(3)Includes amounts for shares issued for directors’ compensation.
(4)The shares issued under the SICP are net of shares withheld for employee taxes. For the three months ended March 31, 2023 and 2022, we withheld 19,859 and 21,832 shares, respectively, for employee taxes.
(5)Can include shares issued under the Retirement Savings Plan, DRIP and ATM equity issuances.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Summary of Accounting Policies

Basis of Presentation

References in this document to the “Company,” “Chesapeake Utilities,” “we,” “us” and “our” are intended to mean Chesapeake Utilities Corporation, its divisions and/or its subsidiaries, as appropriate in the context of the disclosure.

The accompanying unaudited condensed consolidated financial statements have been prepared in compliance with the rules and regulations of the SEC and GAAP. In accordance with these rules and regulations, certain information and disclosures normally required for audited financial statements have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in our latest Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair presentation of our results of operations, financial position and cash flows for the interim periods presented.

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

FASB Statements and Other Authoritative Pronouncements

Recent Accounting Standards
There are no pending or recently effective accounting standards which have had, or are expected to have, a material impact to our consolidated financial statements or disclosures.

2.    Calculation of Earnings Per Share

	Three Months Ended
	March 31,
	2023	2022
(in thousands, except shares and per share data)
Calculation of Basic Earnings Per Share:
Net Income	$36,344	$36,933
Weighted average shares outstanding	17,759,896	17,678,060
Basic Earnings Per Share	$2.05	$2.09

Calculation of Diluted Earnings Per Share:
Net Income	$36,344	$36,933
Reconciliation of Denominator:
Weighted shares outstanding—Basic	17,759,896	17,678,060
Effect of dilutive securities—Share-based compensation	71,876	83,059
Adjusted denominator—Diluted	17,831,772	17,761,119
Diluted Earnings Per Share	$2.04	$2.08

3.     Acquisitions
Acquisition of Davenport Energy
In June 2022, Sharp acquired the propane operating assets of Davenport Energy's Siler City, North Carolina propane division for approximately $2.0 million. Through this acquisition, we expanded our operating footprint further into North Carolina, where customers are served by Sharp Energy’s Diversified Energy division. Sharp added approximately 850 customers, along with distribution of approximately 0.4 million gallons of propane annually. We recorded $1.5 million in property plant and equipment, $0.5 million in goodwill, and immaterial amounts associated with customer relationships and non-compete agreements, all of which are deductible for income tax purposes. The amounts recorded in conjunction with the acquisition are preliminary, and subject to adjustment based on contractual provisions and finalization prior to the first anniversary of the transaction closing. The financial results associated with this acquisition are included within our propane distribution operations within our Unregulated Energy segment.

Acquisition of Planet Found Energy Development
In October 2022, we acquired Planet Found Energy Development, LLC ("Planet Found") for $9.5 million. In connection with this acquisition, we recorded a $0.9 million liability which is subject to the seller's adherence to various provisions contained in the purchase agreement through the first anniversary of the transaction closing. We accounted for this acquisition as a business combination within our Unregulated Energy segment beginning in the fourth quarter of 2022. Planet Found's farm scale anaerobic digestion pilot system and technology produces biogas from 1,200 tons of poultry litter annually, which can be used to create renewable energy in the form of electricity or upgraded to renewable natural gas. The transaction will accelerate our efforts in converting poultry waste to renewable, sustainable energy while simultaneously improving the local environments in our service territories. The operating revenues and operating income of Planet Found were not material to our consolidated results for the three months ended March 31, 2023.

In connection with this acquisition, we recorded $4.4 million in intangible assets associated primarily with intellectual property and non-compete agreements, $4.0 million in property plant and equipment, $1.1 million in goodwill, and less than $0.1 million in working capital, all of which are deductible for income tax purposes. The amounts recorded in conjunction with the acquisition are preliminary, and subject to adjustment based on contractual provisions and finalization prior to the first anniversary of the transaction closing.

4.     Revenue Recognition
We recognize revenue when our performance obligations under contracts with customers have been satisfied, which generally occurs when our businesses have delivered or transported natural gas, electricity or propane to customers. We exclude sales taxes and other similar taxes from the transaction price. Typically, our customers pay for the goods and/or services we provide in the month following the satisfaction of our performance obligation. The following table displays our revenue by major source based on product and service type for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Energy distribution
Delaware natural gas division	$36,907	$—	$—	$36,907	$34,481	$—	$—	$34,481
Florida natural gas distribution (1)	46,358	—	—	46,358	40,286	—	—	40,286
FPU electric distribution	22,737	—	—	22,737	19,089	—	—	19,089
Maryland natural gas division	12,263	—	—	12,263	10,464	—	—	10,464
Sandpiper natural gas/propane operations	7,082	—	—	7,082	7,636	—	—	7,636
Elkton Gas	4,141	—	—	4,141	3,366	—	—	3,366
Total energy distribution	129,488	—	—	129,488	115,322	—	—	115,322
Energy transmission
Aspire Energy	—	13,954	—	13,954	—	18,036	—	18,036
Aspire Energy Express	364	—	—	364	263	—	—	263
Eastern Shore	20,670	—	—	20,670	20,321	—	—	20,321
Peninsula Pipeline	6,911	—	—	6,911	6,772	—	—	6,772
Total energy transmission	27,945	13,954	—	41,899	27,356	18,036	—	45,392
Energy generation
Eight Flags	—	5,300	—	5,300	—	5,539	—	5,539
Propane operations
Propane delivery operations	—	59,980	—	59,980	—	75,606	—	75,606
Compressed Natural Gas Services
Marlin Gas Services	—	4,001	—	4,001	—	2,209	—	2,209
Other and eliminations
Eliminations	(15,163)	(69)	(7,352)	(22,584)	(14,787)	(98)	(6,435)	(21,320)
Other	—	—	45	45	—	—	132	132
Total other and eliminations	(15,163)	(69)	(7,307)	(22,539)	(14,787)	(98)	(6,303)	(21,188)

Total operating revenues (2)	$142,270	$83,166	$(7,307)	$218,129	$127,891	$101,292	$(6,303)	$222,880
(1) In accordance with the Florida PSC approval of our natural gas base rate proceeding, effective March 1, 2023, our natural gas distribution businesses in Florida (FPU, FPU-Indiantown division, FPU-Fort Meade division and Chesapeake Utilities' CFG division, collectively, “Florida natural gas distribution businesses”) have been consolidated for rate-making purposes and amounts above are now being presented on a consolidated basis consistent with the final rate order.
(2) Total operating revenues for the three months ended March 31, 2023 include other revenue (revenues from sources other than contracts with customers) of $0.6 million and $0.1 million for our Regulated and Unregulated Energy segments, respectively and $0.1 million for both our Regulated and Unregulated Energy segments, respectively, for the three months ended March 31, 2022. The sources of other revenues include revenue from alternative revenue programs related to revenue normalization for the Maryland division and Sandpiper Energy and late fees.

Contract Balances
The timing of revenue recognition, customer billings and cash collections results in trade receivables, unbilled receivables (contract assets), and customer advances (contract liabilities) in our condensed consolidated balance sheets. The balances of our trade receivables, contract assets, and contract liabilities as of March 31, 2023 and December 31, 2022 were as follows:

	Trade Receivables	Contract Assets (Current)	Contract Assets (Non-current)	Contract Liabilities (Current)
(in thousands)
Balance at 12/31/2022	$61,687	$18	$4,321	$983
Balance at 3/31/2023	58,514	18	4,174	682
Decrease	$(3,173)	$—	$(147)	$(301)
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

At times, we receive advances or deposits from our customers before we satisfy our performance obligation, resulting in contract liabilities. Contract liabilities are included in other accrued liabilities in the condensed consolidated balance sheets and relate to non-refundable prepaid fixed fees for our Mid-Atlantic and North Carolina propane delivery operation's retail offerings. Our performance obligation is satisfied over the term of the respective customer retail program on a ratable basis. For the three months ended March 31, 2023 and 2022, we recognized revenue of $0.2 million and $0.4 million, respectively.

Remaining Performance Obligations
Our businesses have long-term fixed fee contracts with customers in which revenues are recognized when performance obligations are satisfied over the contract term. Revenue for these businesses for the remaining performance obligations, at March 31, 2023, are expected to be recognized as follows:

(in thousands)	2023	2024	2025	2026	2027	2028	2029 and thereafter
Eastern Shore and Peninsula Pipeline	$29,497	$37,006	$30,613	$27,138	$24,163	$23,398	$188,498
Natural gas distribution operations	5,474	7,115	6,757	6,527	5,942	4,742	28,371
FPU electric distribution	489	652	275	275	275	275	—
Total revenue contracts with remaining performance obligations	$35,460	$44,773	$37,645	$33,940	$30,380	$28,415	$216,869

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

Delaware

Refer to the below discussion pertaining to the COVID-19 impact and Customer Information System Regulatory Asset Petition.

Maryland

Customer Information System Regulatory Asset Petition: In July 2022, we filed a joint petition for our natural gas divisions in Maryland (Maryland Division, Sandpiper, and Elkton Gas) for the approval to establish a regulatory asset for non-capitalizable expenses related to the initial development and implementation of our new Customer Information System ("CIS") system. The petition was approved by the Maryland PSC in August 2022. A similar petition for our Florida Regulated Energy businesses was filed during the same time frame and was initially denied. The Florida PSC subsequently approved capitalization of these expenses. Additionally, our Delaware Division has the ability to defer these costs as a regulatory asset. We have completed the system selection process and the CIS implementation began during the first quarter of 2023.

Ocean City Maryland Reinforcement: In March 2022, we filed a Section 7(f) - Request for Service Area Determination with the FERC regarding plans to extend our natural gas facilities across the Delaware/Maryland state line from Sussex County, Delaware, to Worcester County, Maryland, to provide a secondary feed to Sandpiper Energy. The FERC approved the Section 7(f) request on August 29, 2022. The project will increase the reliability of the existing distribution system in those areas while also expanding infrastructure to serve new customers. Construction has been initiated with estimated completion in the first half of 2023.

Florida

Wildlight Expansion: In August 2022, Peninsula Pipeline and FPU filed a joint petition with the Florida PSC for approval of its Transportation Service Agreement associated with the Wildlight planned community located in Nassau County, Florida. The project enables us to meet the significant growing demand for service in Yulee, Florida. The agreement will enable us to construct the project during the build-out of the community, and charge the reservation rate as each phase of the project goes into service. Construction of the pipeline facilities will occur in two separate phases. Phase one consists of three extensions with associated facilities, and a gas injection interconnect with associated facilities. Phase two will consist of two additional pipeline extensions. The various phases of the project commenced in the first quarter of 2023, with construction on the overall project continuing through 2025. The petition was approved by the Florida PSC in November 2022.

Natural Gas Rate Case: In May 2022, our natural gas distribution businesses in Florida filed a consolidated natural gas rate case with the Florida PSC. The application included a request for the following: (i) permanent rate relief of approximately $24.1 million, effective January 1, 2023, (ii) a depreciation study also submitted with filing; (iii) authorization to make certain changes to tariffs to include the consolidation of rates and rate structure across the businesses and to unify the Florida natural gas distribution businesses under FPU; (iv) authorization to retain the acquisition adjustment recorded at the time of the FPU merger in our revenue requirement; and (v) authorization to establish an environmental remediation surcharge for the purposes of addressing future expected remediation costs for FPU MGP sites. In August 2022, interim rates were approved by the Florida PSC in the amount of approximately $7.7 million on an annualized basis, effective for all meter readings in September 2022. The discovery process and subsequent hearings were concluded during the fourth quarter of 2022 and briefs were submitted during the same quarter of 2022. In January 2023, the Florida PSC approved the application for consolidation and permanent rate relief of approximately $17.2 million on an annual basis. Actual rates in connection with the rate relief were approved by the Florida PSC in February 2023 with an effective date of March 1, 2023.

Beachside Pipeline Extension: In June 2021, Peninsula Pipeline and Florida City Gas entered into a Transportation Service Agreement for an incremental 10,176 Dts/d of firm service in Indian River County, Florida, to support Florida City Gas’ growth along the Indian River's barrier island. As part of this agreement, Peninsula Pipeline constructed 11.3 miles of pipeline from its existing pipeline in the Sebastian, Florida area, traveling east under the Intercoastal Waterway and southward on the barrier island. The project was placed in-service during April 2023.

St.Cloud / Twin Lakes Expansion: In July 2022, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with FPU, for an additional 2,400 Dt/d of firm service in the St. Cloud, Florida area. As part of this agreement, Peninsula Pipeline will construct a pipeline extension and regulator station for FPU. The extension will be used to support new incremental load due to growth in the area, including providing service, most immediately, to the residential development, Twin Lakes. The expansion will also improve reliability and provide operational benefits to FPU's existing distribution system in the area, supporting future growth. The petition was approved by the Florida PSC on October 4, 2022. We expect this expansion to be in service by the second quarter of 2023.

Storm Protection Plan: In 2020, the Florida PSC implemented the Storm Protection Plan ("SPP") and Storm Protection Plan Cost Recovery Clause ("SPPCRC") rules, which require electric utilities to petition the Florida PSC for approval of a Transmission and Distribution Storm Protection Plan that covers the utility’s immediate 10-year planning period with updates to the plan at least every 3 years. The SPPCRC rules allow the utility to file for recovery of associated costs for the SPP. Our Florida electric distribution operation’s SPP plan was filed during the first quarter of 2022 and approved in the fourth quarter of 2022 with modifications, by the Florida PSC. Rates associated with this initiative were effective in January 2023.

Lake Wales Pipeline Acquisition: In February 2022, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with FPU for an additional 9,000 Dt/d of firm service in the Lake Wales, Florida area. Approval of the agreement by the Florida PSC will enable Peninsula Pipeline to begin executing on the acquisition of an existing pipeline in the area that will be utilized to serve our current natural gas customers as well as new customers. The Commission approved the petition in April 2023.

GUARD: In February 2023, FPU filed a petition with the Florida PSC for approval of the GUARD program. GUARD is a proposed ten-year program to enhance the safety, reliability and accessibility of portions of our natural gas distribution system. FPU has identified various categories of eligible projects to be included in GUARD, which includes the relocation of mains and service lines located in rear easements and other difficult to access areas to the front of the street; the replacement of problematic distribution mains, service lines and M&R equipment; and system reliability projects. The petition is currently under review by the Florida PSC.

Eastern Shore

Southern Expansion Project: In January 2022, Eastern Shore submitted a prior notice filing with the FERC pursuant to blanket certificate procedures, regarding its proposal to install an additional compressor unit and related facilities at Eastern Shore's compressor station in Bridgeville, Sussex County, Delaware. The project will enable Eastern Shore to provide additional firm natural gas transportation service to an existing shipper on its pipeline system. The project obtained FERC approval in December 2022, and is under construction, estimated to go into service in the fourth quarter of 2023.

Capital Cost Surcharge: In December 2022, Eastern Shore submitted a filing with the FERC regarding a capital cost surcharge to recover capital costs associated with the replacement of existing Eastern Shore facilities as a result of mandated highway relocation projects as well as compliance with a Pipeline and Hazardous Materials Safety Administration ("PHMSA") regulation. The capital cost surcharge mechanism was approved in Eastern Shore’s last rate case. In conjunction with the filing of this surcharge, a cumulative adjustment to the existing surcharge to reflect additional depreciation was included. The FERC issued an order approving the surcharge as filed on December 19, 2022. The combined revised surcharge became effective January 1, 2023.

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

In response to the COVID-19 pandemic and related restrictions, we experienced reduced consumption of energy largely in the commercial and industrial sectors, higher bad debt expenses and incremental expenses associated with COVID-19, including expenditures associated with personal protective equipment and premium pay for field personnel. The additional operating expenses we incurred supported the ongoing delivery of our essential services during the height of the pandemic. In April and May 2020, we were authorized by the Maryland and Delaware PSCs, respectively, to record regulatory assets for COVID-19 related costs which offered us the ability to seek recovery of those costs. In July 2021, the Florida PSC issued an order that approved incremental expenses we incurred due to COVID-19. The order allowed us to establish a regulatory asset in a total amount of $2.1 million as of June 30, 2021 for natural gas and electric distribution operations. The regulatory asset is being amortized over two years and is recovered through the Purchased Gas Adjustment and Swing Service mechanisms for our natural gas distribution businesses and through the Fuel Purchased Power Cost Recovery clause for our electric division. As of March 31, 2023 and December 31, 2022, our total COVID-19 regulatory asset balance was $1.0 million and $1.2 million, respectively.

In 2021 and 2022, restrictions were gradually lifted as vaccines became widely available in the United States. The various state of emergencies associated with the COVID-19 pandemic that were previously declared in our service territories have been terminated and we have adjusted our operating practices accordingly to ensure the safety of our operations and will take the necessary actions to comply with the CDC, and the Occupational Safety and Health Administration, as new developments may occur.

Summary TCJA Table
Customer rates for our regulated businesses were adjusted, as approved by the regulators, prior to 2020 with the exception of Elkton Gas, which implemented a one-time bill credit in May 2020. The following table summarizes the regulatory liabilities related to accumulated deferred taxes ("ADIT") associated with TCJA for our regulated businesses as of March 31, 2023 and December 31, 2022:

	Amount (in thousands)
Operation and Regulatory Jurisdiction	March 31, 2023	December 31, 2022	Status
Eastern Shore (FERC)	$34,190	$34,190	Will be addressed in Eastern Shore's next rate case filing.
Chesapeake Delaware natural gas division (Delaware PSC)	$12,182	$12,230	PSC approved amortization of ADIT in January 2019.
Chesapeake Maryland natural gas division (Maryland PSC)	$3,674	$3,703	PSC approved amortization of ADIT in May 2018.
Sandpiper Energy (Maryland PSC)	$3,570	$3,597	PSC approved amortization of ADIT in May 2018.
Florida natural gas distribution (Florida PSC) (1)	$26,999	$27,179	PSC issued order authorizing amortization and retention of net ADIT liability by the Company in February 2019.
FPU electric division (Florida PSC)	$4,934	$4,993	In January 2019, PSC issued order approving amortization of ADIT through purchased power cost recovery, storm reserve and rates.
Elkton Gas (Maryland PSC)	$1,051	$1,059	PSC approved amortization of ADIT in March 2018.
(1) In accordance with the Florida PSC approval of our natural gas base rate proceeding, effective March 1, 2023, our natural gas distribution businesses in Florida have been consolidated for rate-making purposes and amounts above are now being presented on a consolidated basis consistent with the final rate order.

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

As of March 31, 2023 and December 31, 2022, we had approximately $3.5 million and $4.3 million, respectively, in environmental liabilities related to the former MGP sites. As of March 31, 2023 and December 31, 2022, we have cumulative regulatory assets of $0.5 million and $0.8 million, respectively, for future recovery of environmental costs for customers. Specific to FPU’s four MGP sites in Key West, Pensacola, Sanford and West Palm Beach, FPU has approval to recover, from insurance and through customer rates, up to $14.0 million of its environmental costs related to its MGP sites. The total $14.0 million was fully recovered as of March 31, 2023.
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
The remedial actions approved by the Florida Department of Environmental Protection have been implemented on the east parcel of our West Palm Beach Florida site. Similar remedial actions have been initiated on the site's west parcel, and construction of active remedial systems are expected to be completed later in 2023.

7.     Other Commitments and Contingencies
Natural Gas, Electric and Propane Supply
In March 2023, our Delmarva Peninsula natural gas distribution operations entered into asset management agreements with a third party to manage their natural gas transportation and storage capacity. The agreements were effective as of April 1, 2023 and expire in March 2026.
Our Florida natural gas distribution operations and Eight Flags have separate asset management agreements with Emera Energy Services, Inc. to manage their natural gas transportation capacity. These agreements are for a 10-year term that commenced in November 2020 and expire in October 2030.
Additionally, our Florida natural gas distribution operations have firm transportation service contracts with FGT and Gulfstream. Pursuant to a capacity release program approved by the Florida PSC, all of the capacity under these agreements has been released to various third parties. Under the terms of these capacity release agreements, Chesapeake Utilities is contingently liable to FGT and Gulfstream should any party, that acquired the capacity through release, fail to pay the capacity charge. To date, Chesapeake Utilities has not been required to make a payment resulting from this contingency.
FPU’s electric supply contracts require FPU to maintain an acceptable standard of creditworthiness based on specific financial ratios. FPU’s agreement with Florida Power & Light Company requires FPU to meet or exceed a debt service coverage ratio of 1.25 times based on the results of the prior 12 months. If FPU fails to meet this ratio, it must provide an irrevocable letter of credit or pay all amounts outstanding under the agreement within five business days. FPU’s electric supply agreement with Gulf Power requires FPU to meet the following ratios based on the average of the prior six quarters: (a) funds from operations interest coverage ratio (minimum of two times), and (b) total debt to total capital (maximum of 65 percent). If FPU fails to meet the requirements, it has to provide the supplier a written explanation of actions taken, or proposed to be taken, to become compliant. Failure to comply with the ratios specified in the Gulf Power agreement could also result in FPU having to provide an irrevocable letter of credit. As of March 31, 2023, FPU was in compliance with all of the requirements of its fuel supply contracts.
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

Corporate Guarantees
The Board of Directors has authorized us to issue corporate guarantees securing obligations of our subsidiaries and to obtain letters of credit securing our subsidiaries' obligations. The maximum authorized liability under such guarantees and letters of credit as of March 31, 2023 was $20.0 million. The aggregate amount guaranteed related to our subsidiaries at March 31, 2023 was approximately $14.2 million with the guarantees expiring on various dates through March 30, 2024. In addition, the Board has authorized us to issue specific purpose corporate guarantees. The amount of specific purpose guarantees outstanding at March 31, 2023 was $4.0 million.
As of March 31, 2023, we have issued letters of credit totaling approximately $5.8 million related to the electric transmission services for FPU's electric division, the firm transportation service agreement between TETLP and our Delaware and Maryland divisions, the capacity agreement between NEXUS and Aspire, and our current and previous primary insurance carriers. These letters of credit have various expiration dates through October 25, 2023 and to date, none have been used. We do not anticipate that the counterparties will draw upon these letters of credit, and we expect that they will be renewed to the extent necessary in the future.

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

The remainder of our operations is presented as “Other businesses and eliminations,” which consists of unregulated subsidiaries that own real estate leased to Chesapeake Utilities, as well as certain corporate costs not allocated to other operations. The following table presents financial information about our reportable segments:

	Three Months Ended
	March 31,
	2023	2022
(in thousands)
Operating Revenues, Unaffiliated Customers
Regulated Energy	$141,621	$124,058
Unregulated Energy	76,508	98,822
Total operating revenues, unaffiliated customers	$218,129	$222,880
Intersegment Revenues (1)
Regulated Energy	$649	$3,833
Unregulated Energy	6,657	1,996
Other businesses	45	606
Total intersegment revenues	$7,351	$6,435
Operating Income
Regulated Energy	$37,625	$34,681
Unregulated Energy	17,245	20,046
Other businesses and eliminations	45	138
Operating income	54,915	54,865
Other income, net	276	913
Interest charges	7,232	5,339
Income Before Income Taxes	47,959	50,439
Income Taxes	11,615	13,506
Net Income	$36,344	$36,933

(1) All significant intersegment revenues are billed at market rates and have been eliminated from consolidated operating revenues.

(in thousands)	March 31, 2023	December 31, 2022
Identifiable Assets
Regulated Energy segment	$1,713,149	$1,716,255
Unregulated Energy segment	441,261	463,239
Other businesses and eliminations	43,141	35,543
Total Identifiable Assets	$2,197,551	$2,215,037

9.    Stockholders' Equity
Common Stock Issuances

We maintain an effective shelf registration statement with the SEC for the issuance of shares under our DRIP and ATM programs. Depending on our capital needs and subject to market conditions, in addition to other possible debt and equity offerings, we may issue additional shares under the direct stock purchase component of the DRIP. Under our current ATM equity program we may issue and sell shares of our common stock up to an aggregate offering price of $75.0 million through June 2023. In 2022, we issued less than 0.1 million shares at an average price per share of $136.26 and received net proceeds of $4.5 million under the DRIP. In the first three months of 2023, there were no issuances under the DRIP.

We use the net proceeds from our share issuances, after fees, for general corporate purposes, including, but not limited to, financing of capital expenditures, repayment of short-term debt, financing acquisitions, investing in subsidiaries, and general working capital purposes.

Accumulated Other Comprehensive Income (Loss)

Defined benefit pension and postretirement plan items, unrealized gains (losses) of our propane swap agreements designated as commodity contracts cash flow hedges, and the unrealized gains (losses) of our interest rate swap agreements designated as cash flow hedges are the components of our accumulated other comprehensive income (loss). The following tables present the changes in the balance of accumulated other comprehensive gain (loss) as of March 31, 2023 and 2022. All amounts in the following tables are presented net of tax.

	Defined Benefit	Commodity	Interest Rate
	Pension and	Contracts	Swap
	Postretirement	Cash Flow	Cash Flow
	Plan Items	Hedges	Hedges	Total
(in thousands)
As of December 31, 2022	$(2,506)	$1,092	$35	$(1,379)
Other comprehensive income (loss) before reclassifications	—	22	(148)	(126)
Amounts reclassified from accumulated other comprehensive income (loss)	10	(440)	(48)	(478)
Net current-period other comprehensive income (loss)	10	(418)	(196)	(604)
As of March 31, 2023	$(2,496)	$674	$(161)	$(1,983)

As of December 31, 2021	$(3,268)	$4,571	$—	$1,303
Other comprehensive income before reclassifications	—	2,498	—	2,498
Amounts reclassified from accumulated other comprehensive income (loss)	18	(1,969)	—	(1,951)
Net prior-period other comprehensive income	18	529	—	547
As of March 31, 2022	$(3,250)	$5,100	$—	$1,850

Deferred gains or losses for our commodity contracts and interest rate swap cash flow hedges are recognized in earnings upon settlement. Prior service credit and net loss related to the defined benefit pension plan and postretirement plans are included in the computation of net periodic costs (benefits). See Note 10, Employee Benefit Plans, for additional details. Gains on commodity contracts classified as cash flow hedges related to our propane swaps are included in the effects of gains and losses from derivative instruments. See Note 12, Derivative Instruments, for additional details.
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

10.    Employee Benefit Plans
Net periodic benefit costs for the FPU Pension Plan for the three months ended March 31, 2023 and 2022 is set forth in the following table:

	FPU Pension Plan
For the Three Months Ended March 31,	2023	2022
(in thousands)
Interest cost	$633	$449
Expected return on plan assets	(668)	(857)
Amortization of net (gain) loss	110	124
Total periodic cost (benefit)	$75	$(284)

The following table presents the amounts included in the regulatory asset and accumulated other comprehensive income that were recognized as components of the FPU Pension Plan's net periodic benefit cost during the three months ended March 31, 2023 and 2022:

	FPU Pension Plan
For the Three Months Ended March 31,	2023	2022
(in thousands)
Net loss	$110	$124
Total recognized in net periodic benefit cost	110	124
Recognized from accumulated other comprehensive (income) loss (1)	21	24
Recognized from regulatory asset	89	100
Total	$110	$124
(1) See Note 9, Stockholders' Equity.
Net periodic benefit cost for our other pension and post-retirement benefit plans were not material for the three months ended March 31, 2023 and 2022.

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
During the three months ended March 31, 2023, there were no contributions to the FPU Pension Plan and we do not expect to contribute to the FPU Pension Plan during 2023. The Chesapeake SERP, the Chesapeake Postretirement Plan and the FPU Medical Plan are unfunded and are expected to be paid out of our general funds. Cash benefits paid under these other post retirement benefit plans for the three months ended March 31, 2023 were immaterial. We expect to pay total cash benefits of approximately $0.2 million for the Chesapeake SERP, approximately $0.1 million for the Chesapeake Postretirement Plan, and approximately $0.1 million under the FPU Medical Plan in 2023.

Non-Qualified Deferred Compensation Plan

Members of our Board of Directors and officers of the Company are eligible to participate in the Non-Qualified Deferred Compensation Plan. Directors can elect to defer any portion of their cash or stock compensation and officers can defer up to 80 percent of their base compensation, cash bonuses or any amount of their stock bonuses (net of required withholdings). Officers may receive a matching contribution on their cash compensation deferrals up to 6 percent of their compensation, provided it does not duplicate a match they receive in the Retirement Savings Plan.
All obligations arising under the Non-Qualified Deferred Compensation Plan are payable from our general assets, although we have established a Rabbi Trust to informally fund the plan. Deferrals of cash compensation may be invested by the participants in various mutual funds (the same options that are available in the Retirement Savings Plan). The participants are credited with gains or losses on those investments. Assets held in the Rabbi Trust, recorded as Investments on the consolidated balance sheet, had a fair value of $10.8 million at March 31, 2023 and $10.6 million at December 31, 2022. The assets of the Rabbi Trust are at all times subject to the claims of our general creditors.
11.    Share-Based Compensation
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
The table below presents the amounts included in net income related to share-based compensation expense for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
(in thousands)
Awards to key employees	$2,156	$1,979
Awards to non-employee directors	252	234
Total compensation expense	2,408	2,213
Less: tax benefit	(622)	(571)
Share-based compensation amounts included in net income	$1,786	$1,642
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
The table below presents the summary of the stock activity for awards to key employees for the three months ended March 31, 2023:

	Number of Shares	Weighted Average Fair Value
Outstanding—December 31, 2022	204,149	$103.17
Granted	80,551	$128.01
Vested	(68,302)	$91.59
Expired	(2,053)	$94.64
Outstanding—March 31, 2023	214,345	$117.23

During the three months ended March 31, 2023, we granted awards of 80,551 shares of common stock to key employees under the SICP, including awards granted in February 2023 to key employees appointed in officer positions. The shares granted are multi-year awards that will vest no later than the three-year service period ending December 31, 2025. All of these stock awards are earned based upon the successful achievement of long-term financial results, which are comprised of market-based and performance-based conditions or targets. The fair value of each performance-based condition or target is equal to the market price of our common stock on the grant date of each award. For the market-based conditions, we used the Monte Carlo valuation to estimate the fair value of each market-based award granted.
In March 2023, upon the election by certain of our executive officers, we withheld shares with a value at least equivalent to each such executive officer’s minimum statutory obligation for applicable income and other employment taxes related to shares that vested and were paid in March 2023 for the performance period ended December 31, 2022. We paid the balance of such awarded shares to each such executive officer and remitted cash equivalent to the withheld shares to the appropriate taxing authorities. We withheld 19,859 shares, based on the value of the shares on their award date. Total combined payments for the employees’ tax obligations to the taxing authorities were approximately $2.5 million.

At March 31, 2023, the aggregate intrinsic value of the SICP awards granted to key employees was approximately $27.4 million. At March 31, 2023, there was approximately $11.1 million of unrecognized compensation cost related to these awards, which will be recognized through 2025.

Non-employee Directors
Shares granted to non-employee directors are issued in advance of the directors’ service periods and are fully vested as of the grant date. We record a deferred expense equal to the fair value of the shares issued and amortize the expense equally over a service period of one year or less.
Our directors receive an annual retainer of shares of common stock under the SICP for services rendered through the subsequent Annual Meeting of Shareholders. Accordingly, our directors that served on the Board as of May 2022 each received 652 shares of common stock, respectively, with a weighted average fair value of $130.36 per share.
In July 2022, we announced the appointment of two new non-employee directors to our Board. These newly appointed directors were each granted a prorated share-based award of 526 shares through the SICP in accordance with the beginning of their service period. The associated expense is being recognized consistent with the methodology described above.
At March 31, 2023, there was approximately $0.1 million of unrecognized compensation expense related to shares granted to non-employee directors. This expense will be recognized over the remaining service period ending in May 2023.

12.    Derivative Instruments

We use derivative and non-derivative contracts to manage risks related to obtaining adequate supplies and the price fluctuations of natural gas, electricity and propane and to mitigate interest rate risk. Our natural gas, electric and propane distribution operations have entered into agreements with suppliers to purchase natural gas, electricity and propane for resale to our customers. Our natural gas gathering and transmission company has entered into contracts with producers to secure natural gas to meet its obligations. Purchases under these contracts typically either do not meet the definition of derivatives or are considered “normal purchases and normal sales” and are accounted for on an accrual basis. Our propane distribution operations may also enter into fair value hedges of their inventory or cash flow hedges of their future purchase commitments in order to mitigate the impact of wholesale price fluctuations. Occasionally, we may enter into interest rate swap agreements to mitigate risk associated with changes in short-term borrowing rates. As of March 31, 2023, our natural gas and electric distribution operations did not have any outstanding derivative contracts.

Volume of Derivative Activity

As of March 31, 2023, the volume of our commodity derivative contracts were as follows:

Business unit	Commodity	Contract Type	Quantity hedged (in millions)	Designation	Longest Expiration date of hedge
Sharp	Propane (gallons)	Purchases	13.5	Cash flow hedges	August 2025
Sharp	Propane (gallons)	Sales	3.2	Cash flow hedges	December 2023

Sharp entered into futures and swap agreements to mitigate the risk of fluctuations in wholesale propane index prices associated with the propane volumes that are expected to be purchased and/or sold during the heating season. Under the futures and swap agreements, Sharp will receive the difference between (i) the index prices (Mont Belvieu prices in March 2023 through August 2025) and (ii) the per gallon propane swap prices, to the extent the index prices exceed the contracted prices. If the index prices are lower than the contract prices, Sharp will pay the difference. We designated and accounted for the propane swaps as cash flow hedges. The change in the fair value of the swap agreements is recorded as unrealized gain (loss) in other comprehensive income (loss) and later recognized in the statement of income in the same period and in the same line item as the hedged transaction. We expect to reclassify approximately $1.0 million from accumulated other comprehensive income (loss) related to our commodity cash flow hedges to earnings during the next 12-month period ended March 31, 2024.

Interest Rate Swap Activities

We manage interest rate risk by entering into derivative contracts to hedge the variability in cash flows attributable to changes in the short-term borrowing rates. In September 2022, we entered into an interest rate swap with a notional amount of $50.0 million through September 2025, with pricing of 3.98 percent.

Prior to August 2022, our short-term borrowing was based on the 30-day LIBOR rate. In August 2022, we amended and restated our revolver and transitioned the benchmark interest rate to the 30-day SOFR as a result of the impending expiration of LIBOR. Our prior interest rate swaps were cash settled monthly as the counter-party paid us the 30-day LIBOR rate less the fixed rate. Our interest rate swap is cash settled monthly as the counter-party pays us the 30-day SOFR rate less the fixed rate.

We designate and account for interest rate swaps as cash flow hedges. Accordingly, unrealized gains and losses associated with the interest rate swap are recorded as a component of accumulated other comprehensive income (loss). When the interest rate swap settles, the realized gain or loss is recorded in the income statement and is recognized as a component of interest charges.

Broker Margin

Futures exchanges have contract specific margin requirements that require the posting of cash or cash equivalents relating to traded contracts. Margin requirements consist of initial margin that is posted upon the initiation of a position, maintenance margin that is usually expressed as a percent of initial margin, and variation margin that fluctuates based on the daily mark-to-market relative to maintenance margin requirements. We currently maintain a broker margin account for Sharp which was classified within our Other Current Assets on the consolidated balance sheet with a balance of $0.1 million as of March 31, 2023. At December 31, 2022, $0.1 million was classified in Other Current Liabilities on the consolidated balance sheet.

Financial Statements Presentation

The following tables present information about the fair value and related gains and losses of our derivative contracts. We did not have any derivative contracts with a credit-risk-related contingency. Fair values of the derivative contracts recorded in the consolidated balance sheets as of March 31, 2023 and December 31, 2022, are as follows:

	Derivative Assets
		Fair Value As Of
(in thousands)	Balance Sheet Location	March 31, 2023	December 31, 2022
Derivatives designated as cash flow hedges
Propane swap agreements	Derivative assets, at fair value	$1,801	$3,317
Interest rate swap agreements	Derivative assets, at fair value	345	452
Total Derivative Assets (1)		$2,146	$3,769
 (1) Derivative assets, at fair value include $1.2 million and $2.8 million in current assets in the condensed consolidated balance sheet at March 31, 2023 and December 31, 2022, respectively, with the remainder of the balance classified as long-term.

	Derivative Liabilities
		Fair Value As Of
(in thousands)	Balance Sheet Location	March 31, 2023	December 31, 2022
Derivatives designated as cash flow hedges
Propane swap agreements	Derivative liabilities, at fair value	$871	$1,810
Interest rate swap agreements	Derivative liabilities, at fair value	563	405
Total Derivative Liabilities (1)		$1,434	$2,215
(1) Derivative liabilities, at fair value include $0.8 million and $0.6 million in current liabilities in the condensed consolidated balance sheet at March 31, 2023 and December 31, 2022, respectively, with the remainder of the balance classified as long-term.

The effects of gains and losses from derivative instruments on the condensed consolidated financial statements are as follows:

		Amount of Gain (Loss) on Derivatives
	Location of Gain	For the Three Months Ended March 31,
(in thousands)	(Loss) on Derivatives	2023	2022
Derivatives not designated as hedging instruments
Propane swap agreements	Unregulated propane and natural gas costs	$—	$56
Derivatives designated as cash flow hedges
Propane swap agreements	Revenues	733	(826)
Propane swap agreements	Unregulated propane and natural gas costs	(127)	3,547
Propane swap agreements	Other comprehensive income (loss)	(577)	714
Interest rate swap agreements	Interest expense	65	—
Interest rate swap agreements	Other comprehensive income (loss)	(265)	—
Total		$(171)	$3,491

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

Financial Assets and Liabilities Measured at Fair Value
The following tables summarize our financial assets and liabilities that are measured at fair value on a recurring basis and the fair value measurements, by level, within the fair value hierarchy as of March 31, 2023 and December 31, 2022:

		Fair Value Measurements Using:
As of March 31, 2023	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Assets:
Investments—equity securities	$24	$24	$—	$—
Investments—guaranteed income fund	1,781	—	—	1,781
Investments—mutual funds and other	9,061	9,061	—	—
Total investments	10,866	9,085	—	1,781
Derivative assets	2,146	—	2,146	—
Total assets	$13,012	$9,085	$2,146	$1,781
Liabilities:
Derivative liabilities	$1,434	$—	$1,434	$—

		Fair Value Measurements Using:
As of December 31, 2022	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Assets:
Investments—equity securities	$24	$24	$—	$—
Investments—guaranteed income fund	1,853	—	—	1,853
Investments—mutual funds and other	8,699	8,699	—	—
Total investments	10,576	8,723	—	1,853
Derivative assets	3,769	—	3,769	—
Total assets	$14,345	$8,723	$3,769	$1,853
Liabilities:
Derivative liabilities	$2,215	$—	$2,215	$—

The following table sets forth the summary of the changes in the fair value of Level 3 investments for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
(in thousands)
Beginning Balance	$1,853	$2,036
Purchases and adjustments	—	131
Transfers	—	—
Distribution	(81)	(71)
Investment income	9	8
Ending Balance	$1,781	$2,104

Investment income from the Level 3 investments is reflected in other income, (net) in the condensed consolidated statements of income.
At March 31, 2023, there were no non-financial assets or liabilities required to be reported at fair value. We review our non-financial assets for impairment at least on an annual basis, as required.
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
At March 31, 2023, long-term debt, which includes current maturities but excludes debt issuance costs, had a carrying value of approximately $678.8 million, compared to the estimated fair value of $597.5 million. At December 31, 2022, long-term debt, which includes the current maturities but excludes debt issuance costs, had a carrying value of approximately $600.8 million, compared to a fair value of approximately $505.0 million. The fair value was calculated using a discounted cash flow methodology that incorporates a market interest rate based on published corporate borrowing rates for debt instruments with similar terms and average maturities, and with adjustments for duration, optionality, and risk profile. The valuation technique used to estimate the fair value of long-term debt would be considered a Level 2 measurement.

14.    Long-Term Debt
Our outstanding long-term debt is shown below:

	March 31,	December 31,
(in thousands)	2023	2022
Uncollateralized senior notes:
5.93% note, due October 31, 2023	$3,000	$3,000
5.68% note, due June 30, 2026	11,600	11,600
6.43% note, due May 2, 2028	4,200	4,200
3.73% note, due December 16, 2028	12,000	12,000
3.88% note, due May 15, 2029	35,000	35,000
3.25% note, due April 30, 2032	64,750	66,500
3.48% note, due May 31, 2038	50,000	50,000
3.58% note, due November 30, 2038	50,000	50,000
3.98% note, due August 20, 2039	100,000	100,000
2.98% note, due December 20, 2034	70,000	70,000
3.00% note, due July 15, 2035	50,000	50,000
2.96% note, due August 15, 2035	40,000	40,000
2.49% notes Due January 25, 2037	50,000	50,000
2.95% notes Due March 15, 2042	50,000	50,000
5.43% notes Due March 14, 2038	80,000	—
Equipment security note
2.46% note, due September 24, 2031	8,298	8,517
Less: debt issuance costs	(1,075)	(946)
Total long-term debt	677,773	599,871
Less: current maturities	(21,489)	(21,483)
Total long-term debt, net of current maturities	$656,284	$578,388

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

On March 14, 2023 we issued 5.43 percent Senior Notes due March 14, 2038 in the aggregate principal amount of $80.0 million and used the proceeds received from the issuances of the Senior Notes to reduce short-term borrowings under our Revolver credit facility and to fund capital expenditures. These Senior Notes have similar covenants and default provisions as our other Senior Notes, and have an annual principal payment beginning in the sixth year after the issuance.

Shelf Agreements
We have entered into Shelf Agreements with Prudential and MetLife, whom are under no obligation to purchase any unsecured debt. In February 2023, we amended our Shelf Agreements with Prudential and MetLife. The amended agreements expand the total borrowing capacity and extend the term of the agreements for an additional three years from the effective dates. The following table summarizes the current available capacity under our Shelf Agreements at March 31, 2023:

(in thousands)	Total Borrowing Capacity	Less: Amount of Debt Issued	Less: Unfunded Commitments	Remaining Borrowing Capacity
Shelf Agreements (1)
Prudential Shelf Agreement	$405,000	$(300,000)	$—	$105,000
MetLife Shelf Agreement	200,000	(50,000)	—	150,000
Total Shelf Agreements as of March 31, 2023	$605,000	$(350,000)	$—	$255,000
    (1) The Prudential and MetLife Shelf Agreements both expire in February 2026.

The Uncollateralized Senior Notes set forth certain business covenants to which we are subject when any note is outstanding, including covenants that limit or restrict our ability, and the ability of our subsidiaries, to incur indebtedness, or place or permit liens and encumbrances on any of our property or the property of our subsidiaries.

15.    Short-Term Borrowings
We are authorized by our Board of Directors to borrow up to $400.0 million of short-term debt, as required. At March 31, 2023 and December 31, 2022, we had $94.1 million and $202.2 million, respectively, of short-term borrowings outstanding at a weighted average interest rate of 5.17 percent and 5.04 percent, respectively.

In August 2022, we amended both tranches of our Revolver, which now bear interest using SOFR as the benchmark interest rate, plus a 10-basis point SOFR adjustment, in lieu of LIBOR which is being retired by financial institutions. In addition, the 364-day tranche was extended for the current year, expiring in August 2023. As part of these amendments, the parties agreed to eliminate the previous covenant capping the aggregate investments limit at $150.0 million where we maintain an ownership interest less than 50 percent. Additionally the 364-day tranche of the facility now offers a reduced interest margin similar to the five-year tranche for amounts borrowed in connection with new sustainable investments. All other terms and conditions remain unchanged. Borrowings outstanding under the sustainable investment sublimit of the 364-day tranche amounted to $9.4 million at March 31, 2023.

The availability of funds under the Revolver is subject to conditions specified in the credit agreement, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in the Revolver's loan documents. We are required by the financial covenants in the Revolver to maintain, at the end of each fiscal year, a funded indebtedness ratio of no greater than 65 percent. As of March 31, 2023, we are in compliance with this covenant.

The 364-day tranche of the Revolver expires in August 2023 and the five-year tranche expires in August 2026, both of which are available to fund our short-term cash needs to meet seasonal working capital requirements and to temporarily fund portions of our capital expenditures. Borrowings under both tranches of the Revolver are subject to a pricing grid, including the commitment fee and the interest rate charged based upon our total indebtedness to total capitalization ratio for the prior quarter. As of March 31, 2023, the pricing under the 364-day tranche of the Revolver included an unused commitment fee of 9 basis points and maintains an interest rate of 70 basis points over SOFR plus a 10 basis point SOFR adjustment. As of March 31, 2023, the pricing under the five-year tranche of the Revolver included an unused commitment fee of 9 basis points and an interest rate of 95 basis points over SOFR plus a 10 basis point SOFR adjustment.

Our total available credit under the Revolver at March 31, 2023 was $300.1 million. As of March 31, 2023, we had issued $5.8 million in letters of credit to various counterparties under the Revolver. These letters of credit are not included in the outstanding short-term borrowings and we do not anticipate that they will be drawn upon by the counterparties. The letters of credit reduce the available borrowings under the Revolver.

For additional information on interest rate swaps related to our short-term borrowings, see Note 12, Derivative Instruments.

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

Some of our leases are subject to annual changes in the Consumer Price Index (“CPI”). While lease liabilities are not re-measured as a result of changes to the CPI, changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. A 100-basis-point increase in CPI would not have resulted in material additional annual lease costs. Most of our leases include options to renew, with renewal terms that can extend the lease term from one to 25 years or more. The exercise of lease renewal options is at our sole discretion. The amounts disclosed in our consolidated balance sheet at March 31, 2023, pertaining to the right-of-use assets and lease liabilities, are measured based on our current expectations of exercising our available renewal options. Our existing leases are not subject to any restrictions or covenants that would preclude our ability to pay dividends, obtain financing or enter into additional leases. As of March 31, 2023, we have not entered into any leases, which have not yet commenced, that would entitle us to significant rights or create additional obligations. The following table presents information related to our total lease cost included in our consolidated statements of income:

		Three Months Ended
		March 31,
( in thousands)	Classification	2023	2022
Operating lease cost (1)	Operations expense	$788	$651
(1) Includes short-term leases and variable lease costs, which are immaterial.

The following table presents the balance and classifications of our right of use assets and lease liabilities included in our condensed consolidated balance sheet at March 31, 2023 and December 31, 2022:

(in thousands)	Balance sheet classification	March 31, 2023	December 31, 2022
Assets
Operating lease assets	Operating lease right-of-use assets	$14,272	$14,421
Liabilities
Current
Operating lease liabilities	Other accrued liabilities	$2,562	$2,552
Noncurrent
Operating lease liabilities	Operating lease - liabilities	12,110	12,392
Total lease liabilities		$14,672	$14,944

The following table presents our weighted-average remaining lease terms and weighted-average discount rates for our operating leases at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Weighted-average remaining lease term (in years)
Operating leases	8.40	8.54
Weighted-average discount rate
Operating leases	3.5%	3.4%

The following table presents additional information related to cash paid for amounts included in the measurement of lease liabilities included in our condensed consolidated statements of cash flows as of March 31, 2023 and 2022:

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Operating cash flows from operating leases	$722	$609

The following table presents the future undiscounted maturities of our operating and financing leases at March 31, 2023 and for each of the next five years and thereafter:

(in thousands)	Operating Leases (1)
Remainder of 2023	$2,296
2024	2,623
2025	2,236
2026	1,725
2027	1,571
2028	1,192
Thereafter	5,243
Total lease payments	16,886
Less: Interest	(2,214)
Present value of lease liabilities	$14,672
    (1) Operating lease payments include $2.1 million related to options to extend lease terms that are reasonably certain of being exercised.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations and liquidity. This discussion and analysis should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2022, including the audited consolidated financial statements and notes thereto.
Safe Harbor for Forward-Looking Statements
We make statements in this Quarterly Report on Form 10-Q (this "Quarterly Report") that do not directly or exclusively relate to historical facts. Such statements are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. One can typically identify forward-looking statements by the use of forward-looking words, such as “project,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “continue,” “potential,” “forecast” or other similar words, or future or conditional verbs such as “may,” “will,” “should,” “would” or “could.” These statements represent our intentions, plans, expectations, assumptions and beliefs about future financial performance, business strategy, projected plans and objectives of the Company. Forward-looking statements speak only as of the date they are made or as of the date indicated and we do not undertake any obligation to update forward-looking statements as a result of new information, future events or otherwise. These statements are subject to many risks and uncertainties. In addition to the risk factors described under Item 1A, Risk Factors in our 2022 Annual Report on Form 10-K, the following important factors, among others, could cause actual future results to differ materially from those expressed in the forward-looking statements:
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
•the availability and reliability of adequate technology, including our ability to adapt to technological advances, effectively implement new technologies and manage the related costs;
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

Our strategy is focused on growing earnings from a stable regulated energy delivery foundation and investing in related businesses and services that provide opportunities for returns greater than traditional utility returns. We seek to identify and develop opportunities across the energy value chain, with emphasis on midstream and downstream investments that are accretive to earnings per share, consistent with our long-term growth strategy and create opportunities to continue our record of top tier returns on equity relative to our peer group. Our growth strategy includes the continued investment and expansion of our regulated operations that provide a stable base of earnings, as well as investments in other related non-regulated businesses and services including sustainable energy initiatives. By investing in these related business and services, we create opportunities to sustain our track record of higher returns, as compared to a traditional utility.

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

The below tables reconcile Gross Margin as defined under GAAP to our non-GAAP measure of Adjusted Gross Margin for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31, 2023
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Operating Revenues	$142,270	$83,165	$(7,306)	$218,129
Cost of Sales:
Natural gas, propane and electric costs	(55,288)	(40,571)	7,270	(88,589)
Depreciation & amortization	(12,952)	(4,234)	3	(17,183)
Operations & maintenance expense (1)	(9,287)	(8,476)	5	(17,758)
Gross Margin (GAAP)	64,743	29,884	(28)	94,599
Operations & maintenance expense (1)	9,287	8,476	(5)	17,758
Depreciation & amortization	12,952	4,234	(3)	17,183
Adjusted Gross Margin (Non-GAAP)	$86,982	$42,594	$(36)	$129,540

	For the Three Months Ended March 31, 2022
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Operating Revenues	$127,891	$101,292	$(6,303)	$222,880
Cost of Sales:
Natural gas, propane and electric costs	(45,442)	(58,008)	6,270	(97,180)
Depreciation & amortization	(13,086)	(3,881)	(10)	(16,977)
Operations & maintenance expense (1)	(8,176)	(7,063)	(401)	(15,640)
Gross Margin (GAAP)	61,187	32,340	(444)	93,083
Operations & maintenance expense (1)	8,176	7,063	401	15,640
Depreciation & amortization	13,086	3,881	10	16,977
Adjusted Gross Margin (Non-GAAP)	$82,449	$43,284	$(33)	$125,700
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

2023 to 2022 Gross Margin (GAAP) Variance – Regulated Energy

Gross Margin (GAAP) for the Regulated Energy segment for the quarter ended March 31, 2023 was $64.7 million, an increase of $3.6 million, or 5.8 percent, compared to the same period in 2022. Higher gross margin was driven by contributions from our Florida natural gas base rate proceeding, organic growth in the natural gas distribution businesses, incremental contributions associated with regulated infrastructure programs, and continued pipeline expansion projects. These increases were partially offset by changes in customer consumption due to significantly warmer weather during the first quarter of 2023, higher depreciation and amortization related to recent capital investments and higher facilities, maintenance and outside services costs.

2023 to 2022 Gross Margin (GAAP) Variance – Unregulated Energy

Gross Margin (GAAP) for the Unregulated Energy segment for the quarter ended March 31, 2023 was $29.9 million, compared to $32.3 million for the same period in 2022. Primary drivers of the change in gross margin included changes in customer consumption due to significantly warmer weather during the first quarter of 2023, higher depreciation, amortization and property taxes related to recent capital investments and increased payroll, benefits and employee related expenses. These factors were partially offset by increased propane margins and fees and increased demand for our CNG, RNG and LNG services.

Results of Operations for the Three Months Ended March 31, 2023
Overview

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

Sustainability Initiatives

In February 2022, we published our inaugural sustainability report, and are actively working on an updated report to be published in 2023. We continue to remain steadfast in regard to our commitments, including the following:

•Maintaining a leading role in the journey to a lower carbon future in our service areas.

•Continuing to promote a diverse and inclusive workplace and further the sustainability of the communities we serve.

•Operating our businesses with integrity and the highest ethical standards.

These commitments guide our mission to deliver energy that makes life better for the people and communities we serve. They impact every aspect of the relationships we have with our stakeholders. We encourage our investors to review the report, which can be accessed on our website, and welcome feedback as we continue to enhance our sustainability disclosures.

Operational Highlights

Our net income for the three months ended March 31, 2023 was $36.3 million, or $2.04 per share, compared to $36.9 million, or $2.08 per share, for the same quarter of 2022. Operating income for the first quarter of 2023 was $54.9 million, which was relatively consistent with the same period in 2022, despite significantly warmer temperatures in our northern service territories in 2023. Adjusted gross margin in the first quarter of 2023 was positively impacted by contributions from our Florida natural gas base rate proceeding, increased propane margins and fees, organic growth in the our natural gas distribution businesses, increased demand for CNG, RNG and LNG services, incremental contributions associated with regulated infrastructure programs, and continued pipeline expansion projects. These increases in adjusted gross margin were partially offset by reduced consumption experienced during the first quarter of 2023 as a result of unprecedented temperatures in our northern service territories. We recorded higher depreciation, amortization and property taxes related to continued capital investments, higher operating expenses associated primarily with growth initiatives, and increased payroll, benefits and employee expenses driven by the ongoing competitive labor market. We continued to actively manage our operating expenses to mitigate ongoing interest and other inflationary expense increases.

	Three Months Ended
	March 31,		Increase
	2023	2022	(Decrease)
(in thousands, except per share data)
Adjusted Gross Margin
Regulated Energy segment	$86,982	$82,449	$4,533
Unregulated Energy segment	42,594	43,284	(690)
Other businesses and eliminations	(36)	(33)	(3)
Total Adjusted Gross Margin	$129,540	$125,700	$3,840

Operating Income
Regulated Energy segment	$37,625	$34,681	$2,944
Unregulated Energy segment	17,245	20,046	(2,801)
Other businesses and eliminations	45	138	(93)
Total Operating Income	54,915	54,865	50
Other income, net	276	913	(637)
Interest charges	7,232	5,339	1,893
Income from Before Income Taxes	47,959	50,439	(2,480)
Income Taxes	11,615	13,506	(1,891)
Net Income	$36,344	$36,933	$(589)

Basic Earnings Per Share of Common Stock	$2.05	$2.09	$(0.04)
Diluted Earnings Per Share of Common Stock	$2.04	$2.08	$(0.04)

Key variances between the first quarter of 2023 and 2022, included:

(in thousands, except per share data)	Pre-tax Income	Net Income	Earnings Per Share
First Quarter of 2022 Reported Results	$50,439	$36,933	$2.08

Adjusting for Unusual Items:
One-time benefit associated with reduction in state tax rate	—	1,284	0.07
	—	1,284	0.07

Increased (Decreased) Adjusted Gross Margins:
Customer consumption - primarily resulting from weather	(6,916)	(5,241)	(0.29)
Contribution from rates associated with Florida natural gas base rate proceeding*	4,097	3,104	0.17
Increased propane margins and service fees	3,064	2,322	0.13
Natural gas growth including conversions (excluding service expansions)	1,522	1,153	0.06
Increased margins related to demand for CNG/RNG/LNG services*	1,288	976	0.05
Contributions from regulated infrastructure programs*	798	605	0.03
Natural gas transmission service expansions*	481	365	0.02
Eastern Shore contracted rate adjustments	(320)	(242)	(0.01)
	4,014	3,042	0.16

(Increased) Operating Expenses (Excluding Natural Gas, Propane, and Electric Costs):
Increased payroll, benefits and other employee-related expenses	(1,142)	(866)	(0.05)
Depreciation, amortization and property taxes	(1,125)	(852)	(0.05)
Increased facilities expenses, maintenance costs and outside services	(1,061)	(804)	(0.05)
	(3,328)	(2,522)	(0.15)

Interest charges	(1,893)	(1,435)	(0.08)
Changes in Other income, net	(706)	(535)	(0.03)
Net other changes	(567)	(423)	(0.01)
	(3,166)	(2,393)	(0.12)
First Quarter of 2023 Reported Results	$47,959	$36,344	$2.04

*See the Major Projects and Initiatives table.

Summary of Key Factors
Recently Completed and Ongoing Major Projects and Initiatives
We constantly pursue and develop additional projects and initiatives to serve existing and new customers, and to further grow our businesses and earnings, with the intention to increase shareholder value. The following table includes the major projects/initiatives recently completed and currently underway. Major projects and initiatives that have generated consistent year-over-year adjusted gross margin contributions are removed from the table at the beginning of the next calendar year. Our practice is to add new projects and initiatives to this table once negotiations or details are substantially final and/or the associated earnings can be estimated.

	Adjusted Gross Margin
	Three Months Ended		Year Ended	Estimate for
	March 31,		December 31,	Fiscal
(in thousands)	2023	2022	2022	2023	2024
Pipeline Expansions:
Guernsey Power Station	$365	$263	$1,377	$1,486	$1,482
Southern Expansion	—	—	—	586	2,344
Winter Haven Expansion	139	33	260	576	626
Beachside Pipeline Expansion	—	—	—	1,825	2,451
North Ocean City Connector	—	—	—	—	200
St. Cloud / Twin Lakes Expansion	—	—	—	268	584
Clean Energy (1)	247	—	126	1,009	1,009
Wildlight	26	—	—	528	2,000
Lake Wales	—	—	—	TBD	TBD
Total Pipeline Expansions	777	296	1,763	6,278	10,696

CNG/RNG/LNG Transportation and Infrastructure	3,521	2,233	11,100	12,521	12,348

Regulatory Initiatives:
Florida GUARD program	—	—	—	TBD	TBD
Capital Cost Surcharge Programs	720	517	2,001	2,811	3,558
Florida Rate Case Proceeding (2)	4,097	—	2,474	16,289	17,153
Electric Storm Protection Plan	206	—	486	1,663	3,032
Total Regulatory Initiatives	5,023	517	4,961	20,763	23,743

Total	$9,321	$3,046	$17,824	$39,562	$46,787

(1) Includes adjusted gross margin generated from interim services.
(2) Includes adjusted gross margin during the first quarter of 2023 comprised of both interim rates and permanent base rates.

Detailed Discussion of Major Projects and Initiatives

Pipeline Expansions

Guernsey Power Station
Guernsey Power Station and our affiliate, Aspire Energy Express, are engaged in a firm transportation capacity agreement whereby Guernsey Power Station has constructed a power generation facility and Aspire Energy Express provides firm natural gas transportation service to this facility. Guernsey Power Station commenced construction of the project in October 2019, Aspire Energy Express completed construction of the gas transmission facilities in the fourth quarter of 2021, and the facility went into service during the first quarter of 2023. The project generated additional adjusted gross margin of $0.1 million for the three months ended March 31, 2023, and is expected to produce adjusted gross margin of approximately $1.5 million in 2023 and beyond.

Southern Expansion
Eastern Shore plans to install a new natural gas driven compressor skid unit at its existing Bridgeville, Delaware compressor station that will provide 7,300 Dts of incremental firm transportation pipeline capacity. The project obtained FERC approval in December 2022 and is currently estimated to go into service in the fourth quarter of 2023. Eastern Shore expects the Southern Expansion project to generate annual adjusted gross margin of $0.6 million in 2023 and $2.3 million in 2024 and thereafter.

Winter Haven Expansion
In May 2021, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with Florida Natural Gas Distribution for an incremental 6,800 Dts/d of firm service in the Winter Haven, Florida area. As part of this agreement, Peninsula Pipeline constructed a new interconnect with FGT and a new regulator station for Florida Natural Gas Distribution. Florida Natural Gas Distribution is using the additional firm service to support new incremental load due to growth in the area, including providing service, most immediately, to a new can manufacturing facility, as well as reliability and operational benefits to Florida Natural Gas Distribution’s existing distribution system in the area. In connection with Peninsula Pipeline’s new regulator station, Florida Natural Gas Distribution also extended its distribution system to connect to the new station. This expansion was placed in service in the third quarter of 2022. The project generated additional adjusted gross margin of approximately $0.1 million in the first quarter and is expected to produce adjusted gross margin of approximately $0.6 million in 2023 and beyond.

Beachside Pipeline Expansion
In June 2021, Peninsula Pipeline and Florida City Gas entered into a Transportation Service Agreement for an incremental 10,176 Dts/d of firm service in Indian River County, Florida, to support Florida City Gas’ growth along the Indian River's barrier island. As part of this agreement, Peninsula Pipeline has constructed approximately 11.3 miles of pipeline from its existing pipeline in the Sebastian, Florida, area east under the Intercoastal Waterway and southward on the barrier island. Construction was completed and the project went into service in April 2023. We expect this extension to generate additional annual adjusted gross margin of $1.8 million in 2023 and $2.5 million thereafter.

North Ocean City Connector
During the second quarter of 2022, we began construction of an extension of service into North Ocean City, Maryland. Our Delaware natural gas division and Sandpiper are installing approximately 5.7 miles of pipeline across southern Sussex County, Delaware to Fenwick Island, Delaware and Worcester County, Maryland. The project will reinforce our existing system in Ocean City, Maryland and allow for incremental growth along the pipeline. Adjusted gross margin in connection with this project is expected to be recognized contingent upon the completion and approval of our next rate case in Maryland. We expect this expansion to generate annual adjusted gross margin of $0.2 million beginning in 2024, with additional margin opportunities from incremental growth.

St.Cloud / Twin Lakes Expansion
In July 2022, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with FPU for an additional 2,400 Dt/day of firm service in the St. Cloud, Florida area. As part of this agreement, Peninsula Pipeline will construct a pipeline extension and regulator station for FPU. The extension will be used to support new incremental load due to growth in the area, including providing service, most immediately, to the residential development, Twin Lakes. The expansion will also improve reliability and provide operational benefits to FPU’s existing distribution system in the area, supporting future growth. We expect this expansion to be in service in the second quarter of 2023 and generate adjusted gross margin of $0.3 million in 2023 and $0.6 million thereafter.

Clean Energy Expansion
During the fourth quarter of 2022, Clean Energy Fuels ("Clean Energy") and Florida Natural Gas Distribution entered into a precedent agreement for firm transportation services associated with a CNG fueling station Clean Energy is constructing. We plan to install approximately 2.2 miles of main extension in Davenport, Florida to support the filling station. Construction is underway and is expected to be complete in the third quarter of 2023. Our subsidiary, Marlin Gas Services, is providing interim services to Clean Energy during the construction phase of the project. The project generated adjusted gross margin of approximately $0.2 million in the first quarter and is expected to produce adjusted gross margin of approximately $1.0 million in 2023 and beyond.

Wildlight Expansion
In August 2022, Peninsula Pipeline and FPU filed a joint petition with the Florida PSC for approval of its Transportation Service Agreement associated with the Wildlight planned community located in Nassau County, Florida. The project enables us to meet the significant growing demand for service in Yulee, Florida. The agreement will enable us to build the project during the construction and build-out of the community, and charge the reservation rate as each phase of the project goes into service. Construction of the pipeline facilities will occur in two separate phases. Phase one consists of three extensions with associated facilities, and a gas injection interconnect with associated facilities. Phase two will consist of two additional pipeline extensions. Various phases of the project commenced in the first quarter of 2023, with construction on the overall project continuing through 2025. This project is expected to contribute adjusted gross margin of approximately $0.5 million in 2023 and $2.0 million in 2024 and beyond.

Lake Wales Expansion
In February 2022, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with our Florida natural gas division, FPU for an additional 9,000 Dt/d of firm service in the Lake Wales, Florida area. Approval of the agreement by the Florida PSC will enable Peninsula Pipeline to begin executing on the acquisition of an existing pipeline in the area that will be utilized to serve our current natural gas customers as well as new customers. The Florida PSC approved the petition in April 2023.

CNG/RNG/LNG Transportation and Infrastructure

We have made a commitment to meet customer demand for CNG, RNG and LNG in the markets we serve. This has included making investments within Marlin Gas Services to be able to transport these products through its virtual pipeline fleet to customers. To date, we have also made an infrastructure investment in Ohio, enabling RNG to fuel a third party landfill fleet and to transport RNG to end use customers off our pipeline system. Similarly, we announced in March 2022, the opening of a high-capacity CNG truck and tube trailer fueling station in Port Wentworth, Georgia. As one of the largest public access CNG stations on the East Coast, it will offer a RNG option to customers in the near future. We constructed the station in partnership with Atlanta Gas Light, a subsidiary of Southern Company Gas.

We are also involved in various other projects, all at various stages and all with different opportunities to participate across the energy value chain. In many of these projects, Marlin will play a key role in ensuring the RNG is transported to one of our many pipeline systems where it will be injected. We include our RNG transportation services and infrastructure related adjusted gross margin from across the organization in combination with our CNG and LNG projects.

For the three months ended March 31, 2023, we generated $1.3 million in additional adjusted gross margin associated with the transportation of CNG and RNG by Marlin’s virtual pipeline and Aspire Energy’s Noble Road RNG pipeline. We estimate annual adjusted gross margin of approximately $12.5 million in 2023, and $12.3 million in 2024 for these transportation related services, with potential for additional growth in future years.

Full Circle Dairy
In February 2023, we announced plans to construct, own and operate a dairy manure RNG facility at Full Circle Dairy in Madison County, Florida. The project consists of a facility converting dairy manure to RNG and transportation assets to bring the gas to market. The first injection of RNG is projected to occur in the first half of 2024.

Planet Found Development
In late October 2022, we consummated the acquisition of Planet Found. Planet Found's farm scale anaerobic digestion pilot system and technology produces biogas from 1,200 tons of poultry litter annually, which can be used to create renewable energy in the form of electricity or upgraded to renewable natural gas. In addition to generating biogas, Planet Found’s nutrient capture system plays a major role in converting digestate into a nutrient-rich soil conditioner, which is distributed to bulk and retail markets under the brand Element Soil. The transaction will accelerate our efforts in converting poultry waste to renewable, sustainable energy while simultaneously improving the local environments in our service territories. The expertise, technologies and know-how can be leveraged for various scale projects across our geographic footprint.

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

Regulatory Initiatives

Florida GUARD Program
In February 2023, FPU filed a petition with the Florida PSC for approval of the GUARD program. GUARD is a proposed ten-year program to enhance the safety, reliability and accessibility of portions of our natural gas distribution system. We have identified various categories of eligible projects to be included in GUARD, which includes the relocation of mains and service lines located in rear easements and other difficult to access areas to the front of the street, the replacement of problematic distribution mains, service lines and M&R equipment, and system reliability projects. The petition is currently under review by the Florida PSC.

Capital Cost Surcharge Programs
In December 2019, the FERC approved Eastern Shore’s capital cost surcharge to become effective January 1, 2020. The surcharge, an approved item in the settlement of Eastern Shore’s last general rate case, allows Eastern Shore to recover capital costs associated with mandated highway or railroad relocation projects that required the replacement of existing Eastern Shore facilities. For the three months ended March 31, 2023, there was $0.2 million of incremental adjusted gross margin generated pursuant to the program. Eastern Shore expects to produce adjusted gross margin of approximately $2.8 million in 2023 and $3.6 million in 2024 from relocation projects, which is ultimately dependent upon the timing of filings and the completion of construction.

Florida Natural Gas Base Rate Proceeding
In May 2022, our natural gas distribution businesses in Florida filed a consolidated natural gas rate case with the Florida PSC. The application included a request for the following: (i) permanent rate relief of approximately $24.1 million, effective January 1, 2023, (ii) a depreciation study also submitted with the filing; (iii) authorization to make certain changes to tariffs to include the consolidation of rates and rate structure across the businesses and to unify the Florida natural gas distribution businesses under FPU; (iv) authorization to retain the acquisition adjustment recorded at the time of the FPU merger in our revenue requirement; and (v) authorization to establish an environmental remediation surcharge for the purposes of addressing future expected remediation costs for FPU MGP sites. In August 2022, interim rates were approved by the Florida PSC in the amount of approximately $7.7 million on an annualized basis, effective for all meter readings in September 2022. The discovery process and related hearings were concluded during the fourth quarter of 2022 and briefs were submitted in the same quarter of 2022. In January 2023, the Florida PSC approved the application for consolidation and permanent rate relief of approximately $17.2 million on an annual basis. Actual rates in connection with the rate relief were approved by the Florida PSC in February 2023 with an effective date of March 1, 2023. For the three months ended March 31, 2023, this proceeding generated adjusted gross margin of approximately $4.1 million and is expected to generate $16.3 million of additional adjusted gross margin in 2023 and $17.2 million in 2024.

Storm Protection Plan
In 2020, the Florida PSC implemented the SPP and SPPCR rules, which require electric utilities to petition the Florida PSC for approval of a Transmission and Distribution Storm Protection Plan that covers the utility’s immediate 10-year planning period with updates to the plan at least every 3 years. The SPPCR rules allow the utility to file for recovery of associated costs related to its SPP. Our Florida electric distribution operation's SPP and SPPCRC were filed during the first quarter of 2022 and approved in the fourth quarter of 2022 with modifications, by the Florida PSC. For the three months ended March 31, 2023, this initiative generated adjusted gross margin of approximately $0.2 million and is expected to generate $1.7 million of additional adjusted gross margin in 2023 and $3.0 million in 2024. We expect continued investment under the SPP going forward.

COVID-19 Regulatory Proceeding
In October 2020, the Florida PSC approved a joint petition of our natural gas and electric distribution utilities in Florida to establish a regulatory asset to record incremental expenses incurred due to COVID-19. The regulatory asset allows us to obtain recovery of these costs in the next base rate proceedings. Our Florida regulated business units reached a settlement with the Florida OPC in June 2021, enabling the business units to establish a regulatory asset of $2.1 million. This amount includes COVID-19 related incremental expenses for bad debt write-offs, personnel protective equipment, cleaning and business information services for remote work. Our Florida regulated business units are currently amortizing the amount over two years effective January 1, 2022 and recovering the regulatory asset through the Purchased Gas Adjustment and Swing Service mechanisms for the natural gas business units and through the Fuel Purchased Power Cost Recovery clause for the electric division. This results in additional adjusted gross margin of $1.0 million annually that is being offset by a corresponding amortization of regulatory asset expense, for both 2022 and 2023.

Other Major Factors Influencing Adjusted Gross Margin
Weather Impact
For the first quarter of 2023, lower consumption driven primarily by weather resulted in a $6.9 million decrease in adjusted gross margin compared to the same period in 2022. The impact to adjusted gross margin was largely the result of unprecedented temperatures in our northern service territories that were more than 20 percent higher than historical averages. Assuming normal temperatures, as detailed below, gross margin would have been higher by $5.4 million. The following table summarizes HDD and CDD variances from the 10-year average HDD/CDD ("Normal") for the three months ended March 31, 2023 and 2022.

	Three Months Ended
	March 31,
	2023	2022	Variance
Delmarva Peninsula
Actual HDD	1,774	2,181	(407)
10-Year Average HDD ("Normal")	2,285	2,255	30
Variance from Normal	(511)	(74)
Florida
Actual HDD	344	497	(153)
10-Year Average HDD ("Normal")	505	497	8
Variance from Normal	(161)	—
Ohio
Actual HDD	2,384	2,926	(542)
10-Year Average HDD ("Normal")	2,965	2,912	53
Variance from Normal	(581)	14
Florida
Actual CDD	323	195	128
10-Year Average CDD ("Normal")	192	197	(5)
Variance from Normal	131	(2)

Natural Gas Distribution Adjusted Gross Margin Growth
The average number of residential customers served on the Delmarva Peninsula and in Florida increased by approximately 5.8 percent and 4.4 percent, respectively, during 2023. On the Delmarva Peninsula, a larger percentage of the adjusted gross margin growth was generated from residential growth given the expansion of gas into new housing communities and conversions to natural gas as our distribution infrastructure continues to build out. In Florida, as new communities continue to build out due to population growth and infrastructure is added to support the growth, there is increased load from both residential customers as well as new commercial and industrial customers. The details are provided in the following table:

	Three Months Ended
	March 31, 2023
(in thousands)	Delmarva Peninsula	Florida
Customer Growth:
Residential	$610	$316
Commercial and industrial	212	384
Total Customer Growth (1)	$822	$700
(1) Customer growth amounts for Florida include the effects of revised rates associated with our natural gas base rate proceeding.

Regulated Energy Segment

For the quarter ended March 31, 2023, compared to the quarter ended March 31, 2022:

	Three Months Ended
	March 31,		Increase
	2023	2022	(Decrease)
(in thousands)
Revenue	$142,270	$127,891	$14,379
Regulated natural gas and electric costs	55,288	45,442	9,846
Adjusted gross margin (1)	86,982	82,449	4,533
Operations & maintenance	30,336	29,149	1,187
Depreciation & amortization	12,952	13,086	(134)
Other taxes	6,069	5,533	536
Total operating expenses	49,357	47,768	1,589
Operating income	$37,625	$34,681	$2,944
(1) Adjusted Gross Margin is a non-GAAP measure utilized by Management to review business unit performance. For a more detailed discussion on the differences between Gross Margin (GAAP) and Adjusted Gross Margin, see the Reconciliation of GAAP to Non-GAAP Measures presented above.

Operating income for the Regulated Energy segment for the first quarter of 2023 was $37.6 million, an increase of $2.9 million, or 8.5 percent, over the same period in 2022. Higher operating income reflects contributions from our Florida natural gas base rate proceeding, organic growth in our natural gas distribution businesses, incremental contributions associated with regulated infrastructure programs, and continued pipeline expansion projects. These increases were partially offset by changes in customer consumption due to significantly warmer weather during the first quarter of 2023. Operating expenses increased by $1.6 million compared to the prior year quarter primarily due to higher depreciation and amortization related to recent capital investments and higher facilities, maintenance and outside services costs.

Items contributing to the quarter-over-quarter increase in adjusted gross margin are listed in the following table:

(in thousands)
Rate changes associated with the Florida natural gas base rate proceeding (1)	$4,097
Natural gas growth including conversions (excluding service expansions)	1,522
Contributions from regulated infrastructure programs	798
Natural gas transmission service expansions	481
Changes in customer consumption - primarily related to weather	(1,865)
Eastern Shore contracted rate adjustments	(320)
Other variances	(180)
Quarter-over-quarter increase in adjusted gross margin**	$4,533
(1) Includes adjusted gross margin comprised of both interim rates and permanent base rates that became effective in March 2023.

The following narrative discussion provides further detail and analysis of the significant items in the foregoing table.

Rate Changes Associated with the Florida Natural Gas Base Rate Proceeding
In August 2022, the Florida PSC approved interim rates starting in September 2022. In March 2023, we obtained a final rate order in connection with the Florida natural gas base rate proceeding with permanent rates effective on March 1, 2023. These interim and permanent rates contributed additional adjusted gross margin of $4.1 million. Please refer to Note 5, Rates and Other Regulatory Activities, in the condensed consolidated financial statements for additional information.

Natural Gas Distribution Customer Growth
We generated additional adjusted gross margin of $1.5 million from natural gas customer growth. Adjusted gross margin increased by $0.7 million in Florida and $0.8 million on the Delmarva Peninsula for the three months ended March 31, 2023, as compared to the same period in 2022, due primarily to residential customer growth of 4.4 percent and 5.8 percent in Florida and on the Delmarva Peninsula, respectively.

Contributions from Regulated Infrastructure Programs
Contributions from regulated infrastructure programs generated incremental adjusted gross margin of $0.8 million in the first quarter of 2023. The increase in adjusted gross margin was primarily related to continued investment in the Florida Gas Reliability Infrastructure Program, Eastern Shore's capital surcharge program, FPU Electric's storm protection plan, and the Elkton Gas STRIDE Plan. Refer to Note 5, Rates and Other Regulatory Activities, in the condensed consolidated financial statements for additional information.

Natural Gas Transmission Service Expansions
We generated increased adjusted gross margin of $0.5 million for the three months ended March 31, 2023 from natural gas transmission service expansions including, Peninsula Pipeline's Twin Lakes and Winter Haven projects, FPU natural gas' Clean Energy project and Aspire Energy Express' Guernsey pipeline expansion.

Changes in Customer Consumption
Significantly warmer weather contributed to changes in weather-related consumption resulting in reduced adjusted gross margin of $1.9 million in the first quarter of 2023. The Delmarva Peninsula and Florida were warmer by approximately 19 percent and 31 percent, respectively, for the three months ended March 31, 2023 compared to the same period in 2022.

Eastern Shore Contracted Rate Adjustments
Adjustments to contracted rates charged to various Eastern Shore customers resulted in reduced adjusted gross margin of $0.3 million during the first quarter of 2023.

Operating Expenses
Items contributing to the quarter-over-quarter increase in operating expenses are listed in the following table:

(in thousands)
Depreciation, amortization and property taxes	$550
Increased facilities expenses, maintenance costs and outside services	382
Increased payroll, benefits and other employee-related expenses	293
Other variances	364
Quarter-over-quarter increase in operating expenses	$1,589

Unregulated Energy Segment

For the quarter ended March 31, 2023, compared to the quarter ended March 31, 2022:

	Three Months Ended
	March 31,		Increase
	2023	2022	(Decrease)
(in thousands)
Revenue	$83,165	$101,292	$(18,127)
Unregulated propane and natural gas costs	40,571	58,008	(17,437)
Adjusted gross margin (1)	42,594	43,284	(690)
Operations & maintenance	19,614	18,090	1,524
Depreciation & amortization	4,234	3,881	353
Other taxes	1,501	1,267	234
Total operating expenses	25,349	23,238	2,111
Operating Income	$17,245	$20,046	$(2,801)
(1) Adjusted Gross Margin is a non-GAAP measure utilized by Management to review business unit performance. For a more detailed discussion on the differences between Gross Margin (GAAP) and Adjusted Gross Margin, see the Reconciliation of GAAP to Non-GAAP Measures presented above.

Operating results for the Unregulated Energy segment for the first quarter of 2023 experienced a reduction of $2.8 million compared to the same period in 2022. Adjusted gross margin in the Unregulated Energy segment during the first quarter was impacted by changes in customer consumption due to significantly warmer weather in our Mid-Atlantic service territories. Additionally, we experienced increased operating expenses associated with higher payroll, benefits and employee related expenses driven by the continued competition in the current labor market, depreciation, amortization and property taxes and increased costs for facilities, maintenance, and outside services. These factors were partially offset by expanded propane margins and fees and increased demand for CNG, RNG and LNG services.
Items contributing to the quarter-over-quarter increase in adjusted gross margin are listed in the following table:

(in thousands)
Propane Operations
Propane customer consumption - primarily weather related	$(4,543)
Increased propane margins and service fees	3,064
CNG/RNG/LNG Transportation and Infrastructure
Increased demand for CNG/RNG/LNG Services	1,288
Aspire Energy
Reduced customer consumption - primarily weather related	(508)
Other variances	9
Quarter-over-quarter decrease in adjusted gross margin	$(690)
The following narrative discussion provides further detail and analysis of the significant items in the foregoing table.
Propane Operations
•Propane customer consumption - Adjusted gross margin fell by $4.5 million due to reduced customer consumption as weather on the Delmarva Peninsula and in Florida was approximately 19 and 31 percent, warmer relative to the prior year.
•Increased Propane Margins and Service Fees - Adjusted gross margin increased by $3.1 million for the three months ended March 31, 2023, mainly due to increased margins and customer service fees. Propane margins also increased due to gains with our SWAP agreements. These market conditions, which include market pricing and competition with other propane suppliers, as well as the availability and price of alternative energy sources, may fluctuate based on changes in demand, supply and other energy commodity prices.

CNG/RNG/LNG Transportation and Infrastructure
•Increased demand for CNG/RNG/LNG services - Adjusted gross margin increased by $1.3 million during the first quarter as compared to the same period in the prior year due to higher demand for CNG hold services and contributions from an Aspire RNG project .
Aspire Energy
•Reduced Customer Consumption - Adjusted gross margin was reduced by $0.5 million due to reduced demand as weather in Ohio was approximately 19 percent warmer over the same period in the prior year.

Operating Expenses
Items contributing to the quarter-over-quarter increase in operating expenses are listed in the following table:

(in thousands)
Increased payroll, benefits and other employee-related expenses	$825
Increased facilities expenses, maintenance costs and outside services	597
Increased depreciation, amortization and property tax costs	587
Other variances	102
Quarter-over-quarter increase in operating expenses	$2,111

OTHER INCOME, NET
For the quarter ended March 31, 2023 compared to the quarter ended March 31, 2022
Other income, net, which includes non-operating investment income, interest income, late fees charged to customers, gains or losses from the sale of assets and pension and other benefits expense, decreased by $0.6 million in the first quarter of 2023. This was primarily driven by increased pension related expenses and a reduced volume of asset sales, compared to the same period in 2022.

INTEREST CHARGES
For the quarter ended March 31, 2023 compared to the quarter ended March 31, 2022
Interest charges for the three months ended March 31, 2023 increased by $1.9 million, compared to the same period in 2022, attributable primarily to higher interest rates on outstanding borrowings under our Revolver and $0.3 million in interest expense as a result of a long-term debt placement in 2022. These factors were partially offset by $0.4 million related to higher capitalized interest associated with growth projects. The weighted-average interest rate on our Revolver borrowings was 5.17 percent during the first quarter of 2023 compared to 1.17 percent during the prior-year period as a result of the Federal Reserve raising interest rates throughout 2022 and during the first quarter of 2023. As a result, the interest rates associated with our Revolver have increased 446 basis points since March 31, 2022. Any additional increases in interest rates by the Federal Reserve would have a corresponding increase in the interest rates charged under our Revolver.

INCOME TAXES
For the quarter ended March 31, 2023 compared to the quarter ended March 31, 2022
Income tax expense was $11.6 million for the quarter ended March 31, 2023, compared to $13.5 million for the quarter ended March 31, 2022. Our effective income tax rate was 24.2 percent and 26.8 percent, for the three months ended March 31, 2023 and 2022, respectively. Income tax expense for the quarter ended March 31, 2023 includes a $1.3 million benefit in deferred tax expense resulting from a reduction in the Pennsylvania state income tax rate. Excluding this change, our effective income tax rate was 26.9 percent for the quarter ended March 31, 2023.

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
Capital expenditures for investments in new or acquired plant and equipment are our largest capital requirements. Our capital expenditures were $41.8 million for the three months ended March 31, 2023. In the table below, we have provided the range of our forecasted capital expenditures for 2023:

	2023
(in thousands)	Low	High
Regulated Energy:
Natural gas distribution	$89,000	$100,000
Natural gas transmission	50,000	60,000
Electric distribution	13,000	15,000
Total Regulated Energy	152,000	175,000
Unregulated Energy:
Propane distribution	15,000	16,000
Energy transmission	8,000	9,000
Other unregulated energy	23,000	27,000
Total Unregulated Energy	46,000	52,000
Other:
Corporate and other businesses	2,000	3,000
Total Other	2,000	3,000
Total 2023 Forecasted Capital Expenditures	$200,000	$230,000

The 2023 forecast, excluding acquisitions, includes capital expenditures associated with the following: Pipeline expansions related to the Eastern Shore Southern Expansion project and the Florida Beachside Pipeline, the Wildlight pipeline expansion, other small pipeline expansion opportunities, continued distribution system expansions including the Wildlight development in Florida. Furthermore, the 2023 forecast includes continued expenditures under, the capital cost surcharge program as well as information technology system enhancements, and other strategic initiatives and investments.

The capital expenditure projection is subject to continuous review and modification. Actual capital requirements may vary from the above estimates due to a number of factors, including changing economic conditions, supply chain disruptions, capital delays that are greater than currently anticipated, customer growth in existing areas, regulation, new growth or acquisition opportunities and availability of capital and other factors discussed in Item 1A. Risk Factors in our 2022 Annual Report on Form 10-K. Historically, actual capital expenditures have typically lagged behind the budgeted amounts. The timing of capital expenditures can vary based on delays in regulatory approvals, securing environmental approvals and other permits. The regulatory application and approval process has lengthened in the past few years, and we expect this trend to continue.

Capital Structure
We are committed to maintaining a sound capital structure and strong credit ratings. This commitment, along with adequate and timely rate relief for our regulated energy operations, is intended to ensure our ability to attract capital from outside sources at a reasonable cost, which will benefit our customers, creditors, employees and stockholders.
The following table presents our capitalization, excluding and including short-term borrowings, as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
(in thousands)
Long-term debt, net of current maturities	$656,284	43%	$578,388	41%
Stockholders’ equity	858,588	57%	832,801	59%
Total capitalization, excluding short-term debt	$1,514,872	100%	$1,411,189	100%

	March 31, 2023		December 31, 2022
(in thousands)
Short-term debt	$94,079	6%	$202,157	12%
Long-term debt, including current maturities	677,773	41%	599,871	37%
Stockholders’ equity	858,588	53%	832,801	51%
Total capitalization, including short-term debt	$1,630,440	100%	$1,634,829	100%
Our target ratio of equity to total capitalization, including short-term borrowings, is between 50 and 60 percent. Our equity to total capitalization ratio, including short-term borrowings, was 53 percent as of March 31, 2023. We seek to align permanent financing with the in-service dates of our capital projects. We may utilize more temporary short-term debt when the financing cost is attractive as a bridge to the permanent long-term financing or if the equity markets are volatile.
In the first three months of 2023, there were no issuances under the DRIP. In 2022, we issued less than 0.1 million shares at an average price per share of $136.26 and received net proceeds of $4.5 million under the DRIP. See Note 9, Stockholders’ Equity, in the condensed consolidated financial statements for additional information on commissions and fees paid in connection with these issuances.
Shelf Agreements
We have entered into Shelf Agreements with Prudential and MetLife, whom are under no obligation to purchase any unsecured debt. In February 2023, we amended our Shelf Agreements with Prudential and MetLife. The amended agreements now provide for total borrowing capacity of up to $405.0 million under the Prudential Shelf Agreement and $200.0 million under the MetLife Shelf Agreement. Additionally, the amendments extend the term of the agreements for an additional three years from the effective dates. The following table summarizes our Shelf Agreements at March 31, 2023:

(in thousands)	Total Borrowing Capacity	Less: Amount of Debt Issued	Less: Unfunded Commitments	Remaining Borrowing Capacity
Shelf Agreement (1)
Prudential Shelf Agreement	$405,000	$(300,000)	$—	$105,000
MetLife Shelf Agreement	200,000	(50,000)	—	150,000
Total Shelf Agreements as of March 31, 2023	$605,000	$(350,000)	$—	$255,000
(1) The Prudential and MetLife Shelf Agreements both expire in February 2026.

The Uncollateralized Senior Notes set forth certain business covenants to which we are subject when any note is outstanding, including covenants that limit or restrict our ability, and the ability of our subsidiaries, to incur indebtedness, or place or permit liens and encumbrances on any of our property or the property of our subsidiaries.

Short-term Borrowings
We are authorized by our Board of Directors to borrow up to $400.0 million of short-term debt, as required. At March 31, 2023 and December 31, 2022, we had $94.1 million and $202.2 million, respectively, of short-term borrowings outstanding at a weighted average interest rate of 5.17 percent and 5.04 percent respectively.
In August 2022, we amended both tranches of the Revolver, which now bear interest using SOFR as the benchmark interest rate, plus a 10-basis point SOFR adjustment, in lieu of LIBOR which is being retired by financial institutions. In addition, the 364-day tranche was extended for the upcoming year, expiring in August 2023. As part of these amendments, the parties agreed to eliminate the previous covenant capping the aggregate investments at $150.0 million where we maintain an ownership interest less than 50 percent. Additionally, the 364 day tranche of the facility now offers a reduced interest margin similar to the five-year tranche for amounts borrowed in connection with new sustainable investments. All other terms and conditions remained unchanged. Borrowings outstanding under the sustainable investment sublimit of the 364-day tranche amounted to $9.4 million at March 31, 2023.
The availability of funds under the Revolver is subject to conditions specified in the credit agreement, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in the Revolver's loan documents. We are required by the financial covenants in the Revolver to maintain, at the end of each fiscal year, a funded indebtedness ratio of no greater than 65 percent. As of March 31, 2023, we are in compliance with this covenant.

The 364-day tranche of the Revolver expires in August 2023 and the five-year tranche expires in August 2026, both of which are available to fund our short-term cash needs to meet seasonal working capital requirements and to temporarily fund portions of our capital expenditures. Borrowings under both tranches of the Revolver are subject to a pricing grid, including the commitment fee and the interest rate charged based upon our total indebtedness to total capitalization ratio for the prior quarter. As of March 31, 2023, the pricing under the 364-day tranche of the Revolver included an unused commitment fee of 9 basis points and maintains an interest rate of 70 basis points over SOFR plus a 10 basis point SOFR adjustment. As of March 31, 2023, the pricing under the five-year tranche of the Revolver included an unused commitment fee of 9 basis points and an interest rate of 95 basis points over SOFR plus a 10 basis point SOFR adjustment.

Our total available credit under the Revolver at March 31, 2023 was $300.1 million. As of March 31, 2023, we had issued $5.8 million in letters of credit to various counterparties under the Revolver. These letters of credit are not included in the outstanding short-term borrowings and we do not anticipate that they will be drawn upon by the counterparties. The letters of credit reduce the available borrowings under the Revolver.
For additional information on interest rate swaps related to our short-term borrowings, see Note 12, Derivative Instruments.

Long-Term Debt
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

On March 14, 2023 we issued 5.43 percent Senior Notes due March 14, 2038 in the aggregate principal amount of $80.0 million. We used the proceeds received from the issuances of the Senior Notes to reduce short-term borrowings under our Revolver credit facility and to fund capital expenditures. These Senior Notes have similar covenants and default provisions as our other Senior Notes, and have an annual principal payment beginning in the sixth year after the issuance.

Cash Flows
The following table provides a summary of our operating, investing and financing cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$81,667	$69,120
Investing activities	(42,654)	(29,935)
Financing activities	(42,152)	(38,953)
Net (decrease) increase in cash and cash equivalents	(3,139)	232
Cash and cash equivalents—beginning of period	6,204	4,976
Cash and cash equivalents—end of period	$3,065	$5,208

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

During the three months ended March 31, 2023, net cash provided by operating activities was $81.7 million. Operating cash flows were primarily impacted by the following:
•Net income, adjusted for non-cash adjustments, provided a $58.1 million source of cash;
•Changes in net regulatory assets and liabilities due primarily to the change in fuel costs collected through the various cost recovery mechanisms resulted in a $24.6 million inflow of cash;
•A net increase in income tax payable increased cash inflows by $10.1 million;
•An increased level of deferred taxes associated with incremental tax depreciation from growth investments resulted in a source of cash of $2.5 million; and
•Other working capital changes, impacted primarily by propane inventory purchases and hedging activities, resulted in a $13.5 million use of cash.

Cash Flows Used in Investing Activities

Net cash used in investing activities totaled $42.7 million during the three months ended March 31, 2023, largely driven by $42.4 million for new capital expenditures.

Cash Flows Used in Financing Activities

Net cash used in financing activities totaled $42.2 million during the three months ended March 31, 2023 and included the following:
•Net repayments under the Revolver of $107.8 million;
•Net increase in long-term debt borrowings resulted in a source of cash of $77.9 million to permanently finance investment in growth initiatives; and
•A use of cash of $9.5 million for dividend payments in 2023.
Off-Balance Sheet Arrangements
The Board of Directors has authorized us to issue corporate guarantees securing obligations of our subsidiaries and to obtain letters of credit securing our subsidiaries' obligations. The maximum authorized liability under such guarantees and letters of credit as of March 31, 2023 was $20.0 million. The aggregate amount guaranteed related to our subsidiaries at March 31, 2023 was $14.2 million, with the guarantees expiring on various dates through March 30, 2024. In addition, the Board has authorized us to issue specific purpose corporate guarantees. The amount of specific purpose guarantees outstanding at March 31, 2023 was $4.0 million.

As of March 31, 2023, we have issued letters of credit totaling approximately $5.8 million related to the electric transmission services for FPU's electric division, the firm transportation service agreement between TETLP and our Delaware and Maryland divisions, to our current and previous primary insurance carriers. These letters of credit have various expiration dates through October 25, 2023. We have not drawn upon these letters of credit as of March 31, 2023 and do not anticipate that the counterparties will draw upon these letters of credit. We expect that they will be renewed to the extent necessary in the future. Additional information is presented in Note 7, Other Commitments and Contingencies, in the condensed consolidated financial statements.

Contractual Obligations
There has been no material change in the contractual obligations presented in our 2022 Annual Report on Form 10-K, except for commodity purchase obligations entered into in the ordinary course of our business. The following table summarizes commodity purchase contract obligations at March 31, 2023:

	Payments Due by Period
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
(in thousands)
Purchase obligations - Commodity (1)	$15,493	$854	$—	$—	$16,347
Total	$15,493	$854	$—	$—	$16,347

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

Long-term debt is subject to potential losses based on changes in interest rates. We evaluate whether to refinance existing debt or permanently refinance existing short-term borrowings based in part on the fluctuation in interest rates. Increases in interest rates expose us to potential increased costs we could incur when we (i) issue new debt instruments or (ii) provide financing and liquidity for our business activities. We utilize interest rate swap agreements to mitigate short-term borrowing rate risk. Additional information about our long-term debt and short-term borrowing is disclosed in Note 14, Long-Term Debt, and Note 15, Short-Term Borrowings, respectively, in the condensed consolidated financial statements.

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

The following table reflects the changes in the fair market value of financial derivatives contracts related to propane purchases and sales from December 31, 2022 to March 31, 2023:

(in thousands)	Balance at December 31, 2022	(Decrease) in Fair Market Value	Less Amounts Settled	Balance at March 31, 2023
Sharp	$1,507	$(1,183)	$606	$930
There were no changes in methods of valuations during the three months ended March 31, 2023.

The following is a summary of fair market value of financial derivatives as of March 31, 2023, by method of valuation and by maturity for each fiscal year period.

(in thousands)	2023	2024	2025	Total Fair Value
Price based on Mont Belvieu - Sharp	$305	$658	$(33)	$930

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and Chief Financial Officer of Chesapeake Utilities, with the participation of other Company officials, have evaluated our “disclosure controls and procedures” (as such term is defined under Rules 13a-15(e) and 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2023. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the year ended December 31, 2022, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC in connection with evaluating Chesapeake Utilities, our business and the forward-looking statements contained in this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Company Purchases of Equity Securities

Share repurchases during the three months ended March 31, 2023 were as follows:

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
Period	Purchased	per Share	or Programs (2)	or Programs (2)
January 1, 2023 through January 31, 2023 (1)	503	$114.94	—	—
February 1, 2023 through February 28, 2023	—	—	—	—
March 1, 2023 through March 31, 2023	—	—	—	—
Total	503	$114.94	—	—

(1) Chesapeake Utilities purchased shares of common stock on the open market for the purpose of reinvesting the dividend on shares held in the Rabbi Trust accounts for certain directors and senior executives under the Non-Qualified Deferred Compensation Plan. The Non-Qualified Deferred Compensation Plan is discussed in detail in Item 8 under the heading “Notes to the Consolidated Financial Statements—Note 16, Employee Benefit Plans,” in our latest Annual Report on Form 10-K for the year ended December 31, 2022.
(2) Except for the purposes described in Footnote (1), Chesapeake Utilities has no publicly announced plans or programs to repurchase its shares.

Item 3. Defaults upon Senior Securities
None.

Item 5. Other Information

    None.

Item 6.     Exhibits

3.1
Amended and Restated Bylaws of Chesapeake Utilities Corporation, effective May 3, 2023, are incorporated herein by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed May 3, 2023, File No. 001-11590.

10.1
Chesapeake Utilities Corporation 2023 Stock and Incentive Compensation Plan, effective May 3, 2023 is incorporated herein by reference to our Proxy Statement filed March 21, 2023 in connection with our Annual Meeting held on May 3, 2023, File No. 001-11590.

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
Date: May 3, 2023