Form 10-Q
period 2023-06-30
CHESAPEAKE UTILITIES CORP
filed 2023-08-03
CIK 19745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2023
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Common Stock, par value $0.4867 — 17,796,741 shares outstanding as of July 28, 2023.

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
Senior Notes: Our unsecured long-term debt issued primarily to insurance companies on various dates
Sharp: Sharp Energy, Inc., a wholly-owned subsidiary of Chesapeake Utilities
Shelf Agreement: An agreement entered into by Chesapeake Utilities and a counterparty pursuant to which Chesapeake Utilities may request that the counterparty purchase our unsecured senior debt with a fixed interest rate and a maturity date not to exceed 20 years from the date of issuance
Shelf Notes: Unsecured senior promissory notes issuable under the Shelf Agreement executed with various counterparties
SICP: the 2013 and 2023 Stock and Incentive Compensation Plans
SOFR: Secured Overnight Financing Rate, a secured interbank overnight interest rate established as an alternative to LIBOR
TCJA: Tax Cuts and Jobs Act enacted on December 22, 2017
TETLP: Texas Eastern Transmission, LP, an interstate pipeline interconnected with Eastern Shore's pipeline
Uncollateralized Senior Notes: Our unsecured long-term debt issued primarily to insurance companies on various dates
U.S.: The United States of America

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
(in thousands, except shares and per share data)
Operating Revenues
Regulated Energy	$101,141	$92,193	$243,411	$220,084
Unregulated Energy and other	34,452	47,277	110,311	142,266
Total Operating Revenues	135,593	139,470	353,722	362,350
Operating Expenses
Natural gas and electric costs	23,886	21,573	79,174	67,016
Propane and natural gas costs	11,907	25,543	45,208	77,279
Operations	42,163	38,002	86,930	80,796
Maintenance	5,258	4,507	10,362	8,772
Depreciation and amortization	17,303	17,216	34,486	34,193
Other taxes	6,730	6,160	14,301	12,960
Total Operating Expenses	107,247	113,001	270,461	281,016
Operating Income	28,346	26,469	83,261	81,334
Other income, net	831	2,584	1,107	3,498
Interest charges	6,964	5,825	14,196	11,164
Income Before Income Taxes	22,213	23,228	70,172	73,668
Income Taxes	6,080	6,177	17,695	19,683
Net Income	$16,133	$17,051	$52,477	$53,985

Weighted Average Common Shares Outstanding:
Basic	17,794,320	17,730,833	17,777,203	17,704,592
Diluted	17,852,024	17,809,871	17,841,954	17,785,629
Earnings Per Share of Common Stock:
Basic	$0.91	$0.96	$2.95	$3.05
Diluted	$0.90	$0.96	$2.94	$3.04

The accompanying notes are an integral part of these condensed consolidated financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
(in thousands)
Net Income	$16,133	$17,051	$52,477	$53,985
Other Comprehensive Income (Loss), net of tax:
Employee Benefits, net of tax:
Reclassifications of amortization of prior service credit and actuarial loss, net of tax of $3 and $6, $5 and $13, respectively	12	18	21	35
Cash Flow Hedges, net of tax:
Net (loss) gain on commodity contract cash flow hedges, net of tax of $(784), $(110), $(775) and $826, respectively	(2,065)	(293)	(2,045)	2,206
Reclassifications of net loss (gain) on commodity contract cash flow hedges, net of tax $119, $(78), $(48) and $(830), respectively	313	(205)	(126)	(2,174)
Net gain on interest rate swap cash flow hedges, net of tax of $267, $0, $213 and $0, respectively	758	—	612	—
Reclassifications of net (gain) on interest rate swap cash flow hedges, net of tax of $(33), $0, $(50) and $0, respectively	(94)	—	(142)	—
Total Other Comprehensive Income (Loss), net of tax	(1,076)	(480)	(1,680)	67
Comprehensive Income	$15,057	$16,571	$50,797	$54,052
The accompanying notes are an integral part of these condensed consolidated financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

Assets	June 30, 2023	December 31, 2022
(in thousands, except shares and per share data)
Property, Plant and Equipment
Regulated Energy	$1,868,763	$1,802,999
Unregulated Energy	402,352	393,215
Other businesses and eliminations	29,213	29,890
Total property, plant and equipment	2,300,328	2,226,104
Less: Accumulated depreciation and amortization	(489,724)	(462,926)
Plus: Construction work in progress	60,578	47,295
Net property, plant and equipment	1,871,182	1,810,473
Current Assets
Cash and cash equivalents	4,169	6,204
Trade and other receivables	48,091	65,758
Less: Allowance for credit losses	(2,692)	(2,877)
Trade and other receivables, net	45,399	62,881
Accrued revenue	15,875	29,206
Propane inventory, at average cost	6,492	9,365
Other inventory, at average cost	17,873	16,896
Regulatory assets	26,343	41,439
Storage gas prepayments	3,208	6,364
Income taxes receivable	1,276	2,541
Prepaid expenses	12,496	15,865
Derivative assets, at fair value	1,704	2,787
Other current assets	1,934	428
Total current assets	136,769	193,976
Deferred Charges and Other Assets
Goodwill	46,213	46,213
Other intangible assets, net	16,965	17,859
Investments, at fair value	11,693	10,576
Derivative assets, at fair value	140	982
Operating lease right-of-use assets	13,432	14,421
Regulatory assets	95,985	108,214
Receivables and other deferred charges	12,111	12,323
Total deferred charges and other assets	196,539	210,588
Total Assets	$2,204,490	$2,215,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

Capitalization and Liabilities	June 30, 2023	December 31, 2022
(in thousands, except shares and per share data)
Capitalization
Stockholders’ equity
Preferred stock, par value $0.01 per share (authorized 2,000,000 shares), no shares issued and outstanding	$—	$—
Common stock, par value $0.4867 per share (authorized 50,000,000 shares)	8,662	8,635
Additional paid-in capital	380,830	380,036
Retained earnings	477,795	445,509
Accumulated other comprehensive income (loss)	(3,059)	(1,379)
Deferred compensation obligation	9,001	7,060
Treasury stock	(9,001)	(7,060)
Total stockholders’ equity	864,228	832,801
Long-term debt, net of current maturities	645,742	578,388
Total capitalization	1,509,970	1,411,189
Current Liabilities
Current portion of long-term debt	19,994	21,483
Short-term borrowing	95,807	202,157
Accounts payable	44,173	61,496
Customer deposits and refunds	38,468	37,152
Accrued interest	3,429	3,349
Dividends payable	10,500	9,492
Accrued compensation	9,772	14,660
Regulatory liabilities	12,894	5,031
Derivative liabilities, at fair value	2,178	585
Other accrued liabilities	17,942	13,618
Total current liabilities	255,157	369,023
Deferred Credits and Other Liabilities
Deferred income taxes	261,215	256,167
Regulatory liabilities	144,275	142,989
Environmental liabilities	2,512	3,272
Other pension and benefit costs	17,890	16,965
Derivative liabilities, at fair value	474	1,630
Operating lease - liabilities	11,585	12,392
Deferred investment tax credits and other liabilities	1,412	1,410
Total deferred credits and other liabilities	439,363	434,825
Environmental and other commitments and contingencies (Notes 6 and 7)
Total Capitalization and Liabilities	$2,204,490	$2,215,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2023	2022
(in thousands)
Operating Activities
Net income	$52,477	$53,985
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,486	34,193
Depreciation and accretion included in other costs	5,714	5,781
Deferred income taxes	5,695	11,434
Realized gain on commodity contracts and sale of assets	(1,032)	(6,980)
Unrealized (gain) loss on investments/commodity contracts	(1,131)	1,956
Employee benefits and compensation	218	(520)
Share-based compensation	2,919	3,555
Changes in assets and liabilities:
Accounts receivable and accrued revenue	30,812	24,766
Propane inventory, storage gas and other inventory	5,052	270
Regulatory assets/liabilities, net	28,796	(6,405)
Prepaid expenses and other current assets	2,953	10,326
Accounts payable and other accrued liabilities	(18,273)	(2,274)
Income taxes receivable/payable	1,265	5,107
Customer deposits and refunds	1,316	(1,999)
Accrued compensation	(5,061)	(6,266)
Other assets and liabilities, net	2,777	(3,134)
Net cash provided by operating activities	148,983	123,795
Investing Activities
Property, plant and equipment expenditures	(90,265)	(65,087)
Proceeds from sale of assets	2,034	3,367
Acquisitions, net of cash acquired	—	(2,006)
Environmental expenditures	(760)	(441)
Net cash used in investing activities	(88,991)	(64,167)
Financing Activities
Common stock dividends	(19,009)	(16,575)
Issuance of stock under the Dividend Reinvestment Plan, net of offering fees	(14)	4,259
Tax withholding payments related to net settled stock compensation	(2,455)	(2,838)
Change in cash overdrafts due to outstanding checks	(2,157)	(1,202)
Net repayments under line of credit agreements	(104,194)	(83,424)
Proceeds from long-term debt, net of offering fees	79,840	49,890
Repayment of long-term debt	(14,038)	(10,528)
Net cash used in financing activities	(62,027)	(60,418)
Net Increase (Decrease) in Cash and Cash Equivalents	(2,035)	(790)
Cash and Cash Equivalents—Beginning of Period	6,204	4,976
Cash and Cash Equivalents—End of Period	$4,169	$4,186
The accompanying notes are an integral part of these condensed consolidated financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock (1)
(in thousands, except shares and per share data)	Number of Shares(2)	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Treasury Stock	Total
Balance at March 31, 2022	17,719,388	$8,624	$373,694	$421,344	$1,850	$6,477	$(6,477)	$805,512
Net income	—	—	—	17,051	—	—	—	17,051
Other comprehensive loss	—	—	—	—	(480)	—	—	(480)
Dividend declared ($0.535 per share)	—	—	—	(9,562)	—	—	—	(9,562)
Issuance under various plans (3)	8,886	5	1,203	—	—	—	—	1,208
Share-based compensation and tax benefit (4) (5)	6,520	3	1,969	—	—	—	—	1,972
Treasury stock activities	—	—	—	—	—	541	(541)	—
Balance at June 30, 2022	17,734,794	$8,632	$376,866	$428,833	$1,370	$7,018	$(7,018)	$815,701

Balance at December 31, 2021	17,655,410	$8,593	$371,162	$393,072	$1,303	$7,240	$(7,240)	$774,130
Net income	—	—	—	53,985	—	—	—	53,985
Other comprehensive income	—	—	—	—	67	—	—	67
Dividends declared ($1.015 per share)	—	—	—	(18,224)	—	—	—	(18,224)
Issuance under various plans (3)	33,846	17	4,613	—	—	—	—	4,630
Share-based compensation and tax benefit (4) (5)	45,538	22	1,091	—	—	—	—	1,113
Treasury stock activities	—	—	—	—	—	(222)	222	—
Balance at June 30, 2022	17,734,794	$8,632	$376,866	$428,833	$1,370	$7,018	$(7,018)	$815,701

Balance at March 31, 2023	17,789,856	$8,659	$379,703	$472,209	$(1,983)	$8,816	$(8,816)	$858,588
Net income	—	—	—	16,133	—	—	—	16,133
Other comprehensive loss	—	—	—	—	(1,076)	—	—	(1,076)
Dividend declared ($0.590 per share)	—	—	—	(10,547)	—	—	—	(10,547)
Issuance under various plans (3)	—	—	(8)	—	—	—	—	(8)
Share-based compensation and tax benefit (4) (5)	6,885	3	1,135	—	—	—	—	1,138
Treasury stock activities	—	—	—	—	—	185	(185)	—
Balance at June 30, 2023	17,796,741	$8,662	$380,830	$477,795	$(3,059)	$9,001	$(9,001)	$864,228

Balance at December 31, 2022	17,741,418	$8,635	$380,036	$445,509	$(1,379)	$7,060	$(7,060)	$832,801
Net income	—	—	—	52,477	—	—	—	52,477
Other comprehensive loss	—	—	—	—	(1,680)	—	—	(1,680)
Dividends declared ($1.125 per share)	—	—	—	(20,191)	—	—	—	(20,191)
Issuance under various plans (3)	—	—	(19)	—	—	—	—	(19)
Share-based compensation and tax benefit (4) (5)	55,323	27	813	—	—	—	—	840
Treasury stock activities	—	—	—	—	—	1,941	(1,941)	—
Balance at June 30, 2023	17,796,741	$8,662	$380,830	$477,795	$(3,059)	$9,001	$(9,001)	$864,228

(1)2,000,000 shares of preferred stock at $0.01 par value have been authorized. No shares have been issued or are outstanding; accordingly, no information has been included in the statements of stockholders’ equity.
(2)Includes 110,277, 108,143, 110,835, and 116,238 shares at June 30, 2023, December 31, 2022, June 30, 2022 and December 31, 2021, respectively, held in a Rabbi Trust related to our Non-Qualified Deferred Compensation Plan.
(3)Can include shares issued under the Retirement Savings Plan, DRIP and ATM equity issuances.
(4)Includes amounts for shares issued for directors’ compensation.
(5)The shares issued under the SICP are net of shares withheld for employee taxes. For the six months ended June 30, 2023 and 2022, we withheld 19,859 and 21,832 shares, respectively, for employee taxes.

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

2.    Calculation of Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
(in thousands, except shares and per share data)
Calculation of Basic Earnings Per Share:
Net Income	$16,133	$17,051	$52,477	$53,985
Weighted average shares outstanding	17,794,320	17,730,833	17,777,203	17,704,592
Basic Earnings Per Share	$0.91	$0.96	$2.95	$3.05

Calculation of Diluted Earnings Per Share:
Net Income	$16,133	$17,051	$52,477	$53,985
Reconciliation of Denominator:
Weighted shares outstanding—Basic	17,794,320	17,730,833	17,777,203	17,704,592
Effect of dilutive securities—Share-based compensation	57,704	79,038	64,751	81,037
Adjusted denominator—Diluted	17,852,024	17,809,871	17,841,954	17,785,629
Diluted Earnings Per Share	$0.90	$0.96	$2.94	$3.04

3.     Acquisitions
Acquisition of Davenport Energy
In June 2022, Sharp acquired the propane operating assets of Davenport Energy's Siler City, North Carolina propane division for approximately $2.0 million. Through this acquisition, we expanded our operating footprint further into

North Carolina, where customers are served by Sharp Energy’s Diversified Energy division. Sharp added approximately 850 customers, along with distribution of approximately 0.4 million gallons of propane annually. We recorded $1.5 million in property plant and equipment, $0.5 million in goodwill, and immaterial amounts associated with customer relationships and non-compete agreements, all of which are deductible for income tax purposes. All amounts initially recorded in connection with this acquisition are now final as a result of the conclusion of the measurement period; no further adjustments were necessary. The financial results associated with this acquisition are included within our propane distribution operations within our Unregulated Energy segment.

Acquisition of Planet Found Energy Development
In October 2022, we acquired Planet Found Energy Development, LLC ("Planet Found") for $9.5 million. In connection with this acquisition, we recorded a $0.9 million liability which is subject to the seller's adherence to various provisions contained in the purchase agreement through the first anniversary of the transaction closing. We accounted for this acquisition as a business combination within our Unregulated Energy segment beginning in the fourth quarter of 2022. Planet Found's farm scale anaerobic digestion pilot system and technology produces biogas from 1,200 tons of poultry litter annually, which can be used to create renewable energy in the form of electricity or upgraded to renewable natural gas. The transaction will accelerate our efforts in converting poultry waste to renewable, sustainable energy while simultaneously improving the local environments in our service territories. The operating revenues and operating income of Planet Found were not material to our consolidated results for the three and six months ended June 30, 2023.

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

4.     Revenue Recognition
We recognize revenue when our performance obligations under contracts with customers have been satisfied, which generally occurs when our businesses have delivered or transported natural gas, electricity or propane to customers. We exclude sales taxes and other similar taxes from the transaction price. Typically, our customers pay for the goods and/or services we provide in the month following the satisfaction of our performance obligation. The following table displays our revenue by major source based on product and service type for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023				Three Months Ended June 30, 2022
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Energy distribution
Delaware natural gas division	$14,109	$—	$—	$14,109	$13,086	$—	$—	$13,086
Florida natural gas distribution (1)	40,766	—	—	40,766	35,436	—	—	35,436
FPU electric distribution	23,034	—	—	23,034	20,305	—	—	20,305
Maryland natural gas division	4,622	—	—	4,622	4,372	—	—	4,372
Sandpiper natural gas/propane operations	4,079	—	—	4,079	4,248	—	—	4,248
Elkton Gas	1,303	—	—	1,303	1,705	—	—	1,705
Total energy distribution	87,913	—	—	87,913	79,152	—	—	79,152
Energy transmission
Aspire Energy	—	5,726	—	5,726	—	10,808	—	10,808
Aspire Energy Express	369	—	—	369	369	—	—	369
Eastern Shore	19,632	—	—	19,632	18,875	—	—	18,875
Peninsula Pipeline	7,593	—	—	7,593	6,777	—	—	6,777
Total energy transmission	27,594	5,726	—	33,320	26,021	10,808	—	36,829
Energy generation
Eight Flags	—	4,532	—	4,532	—	5,916	—	5,916
Propane operations
Propane delivery operations	—	27,315	—	27,315	—	34,469	—	34,469
Compressed Natural Gas Services
Marlin Gas Services	—	3,238	—	3,238	—	2,380	—	2,380
Other and eliminations
Eliminations	(14,366)	(60)	(6,344)	(20,770)	(12,980)	(110)	(6,271)	(19,361)
Other	—	—	45	45	—	—	85	85
Total other and eliminations	(14,366)	(60)	(6,299)	(20,725)	(12,980)	(110)	(6,186)	(19,276)

Total operating revenues (2)	$101,141	$40,751	$(6,299)	$135,593	$92,193	$53,463	$(6,186)	$139,470
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
(2) Total operating revenues for the three months ended June 30, 2023 include other revenue (revenues from sources other than contracts with customers) of $0.2 million and $0.1 million for our Regulated and Unregulated Energy segments, respectively and $(0.1) million and $0.1 million for our Regulated and Unregulated Energy segments, respectively, for the three months ended June 30, 2022. The sources of other revenues include revenue from alternative revenue programs related to revenue normalization for the Maryland division and Sandpiper Energy and late fees.

The following table displays our revenue by major source based on product and service type for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023				Six Months Ended June 30, 2022
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Energy distribution
Delaware natural gas division	$51,016	$—	$—	$51,016	$47,568	$—	$—	$47,568
Florida natural gas distribution (1)	87,124	—	—	87,124	75,722	—	—	75,722
FPU electric distribution	45,771	—	—	45,771	39,394	—	—	39,394
Maryland natural gas division	16,884	—	—	16,884	14,836	—	—	14,836
Sandpiper natural gas/propane operations	11,161	—	—	11,161	11,885	—	—	11,885
Elkton Gas	5,444	—	—	5,444	5,071	—	—	5,071
Total energy distribution	217,400	—	—	217,400	194,476	—	—	194,476
Energy transmission
Aspire Energy	—	19,680	—	19,680	—	28,844	—	28,844
Aspire Energy Express	733	—	—	733	632	—	—	632
Eastern Shore	40,302	—	—	40,302	39,196	—	—	39,196
Peninsula Pipeline	14,504	—	—	14,504	13,549	—	—	13,549
Total energy transmission	55,539	19,680	—	75,219	53,377	28,844	—	82,221
Energy generation
Eight Flags	—	9,832	—	9,832	—	11,455	—	11,455
Propane operations
Propane delivery operations	—	87,295	—	87,295	—	110,075	—	110,075
Compressed Natural Gas Services
Marlin Gas Services	—	7,238	—	7,238	—	4,589	—	4,589
Other and eliminations
Eliminations	(29,528)	(129)	(13,696)	(43,353)	(27,769)	(207)	(12,706)	(40,682)
Other	—	—	91	91	—	—	216	216
Total other and eliminations	(29,528)	(129)	(13,605)	(43,262)	(27,769)	(207)	(12,490)	(40,466)

Total operating revenues (2)	$243,411	$123,916	$(13,605)	$353,722	$220,084	$154,756	$(12,490)	$362,350
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
(2) Total operating revenues for the six months ended June 30, 2023 include other revenue (revenues from sources other than contracts with customers) of $0.8 million and $0.2 million for our Regulated and Unregulated Energy segments, respectively and $0.1 million and $0.2 million for our Regulated and Unregulated Energy segments, respectively, for the six months ended June 30, 2022. The sources of other revenues include revenue from alternative revenue programs related to revenue normalization for the Maryland division and Sandpiper Energy and late fees.

Contract Balances
The timing of revenue recognition, customer billings and cash collections results in trade receivables, unbilled receivables (contract assets), and customer advances (contract liabilities) in our condensed consolidated balance sheets. The balances of our trade receivables, contract assets, and contract liabilities as of June 30, 2023 and December 31, 2022 were as follows:

	Trade Receivables	Contract Assets (Current)	Contract Assets (Non-current)	Contract Liabilities (Current)
(in thousands)
Balance at 12/31/2022	$61,687	$18	$4,321	$983
Balance at 6/30/2023	41,140	18	3,787	594
Decrease	$(20,547)	$—	$(534)	$(389)
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

At times, we receive advances or deposits from our customers before we satisfy our performance obligation, resulting in contract liabilities. Contract liabilities are included in other accrued liabilities in the condensed consolidated balance sheets and relate to non-refundable prepaid fixed fees for our Mid-Atlantic and North Carolina propane delivery operation's retail offerings. Our performance obligation is satisfied over the term of the respective customer retail program on a ratable basis. For the three months ended June 30, 2023 and 2022, we recognized revenue of $0.2 million and $0.3 million, respectively. For the six months ended June 30, 2023 and 2022, we recognized revenue of $0.4 million and $0.7 million, respectively.

Remaining Performance Obligations
Our businesses have long-term fixed fee contracts with customers in which revenues are recognized when performance obligations are satisfied over the contract term. Revenue for these businesses for the remaining performance obligations, at June 30, 2023, are expected to be recognized as follows:

(in thousands)	2023	2024	2025	2026	2027	2028	2029 and thereafter
Eastern Shore and Peninsula Pipeline	$19,613	$37,006	$30,613	$27,138	$24,163	$23,398	$188,498
Natural gas distribution operations	3,967	7,744	7,297	7,066	6,470	5,154	28,371
FPU electric distribution	326	652	275	275	275	275	—
Total revenue contracts with remaining performance obligations	$23,906	$45,402	$38,185	$34,479	$30,908	$28,827	$216,869

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

Delaware

Refer to the additional details below pertaining to the Customer Information System Regulatory Asset Petition and COVID-19 impact.

Maryland

Ocean City Maryland Reinforcement: In March 2022, we filed a Section 7(f) - Request for Service Area Determination with the FERC regarding plans to extend our natural gas facilities across the Delaware/Maryland state line from Sussex County, Delaware, to Worcester County, Maryland, to provide a secondary feed to Sandpiper Energy. The FERC approved the Section 7(f) request on August 29, 2022. The project will increase the reliability of the existing distribution system in those areas while also expanding infrastructure to serve new customers. Construction was completed during the second quarter of 2023.

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

St.Cloud / Twin Lakes Expansion: In July 2022, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with FPU, for an additional 2,400 Dt/d of firm service in the St. Cloud, Florida area. As part of this agreement, Peninsula Pipeline will construct a pipeline extension and regulator station for FPU. The extension will be used to support new incremental load due to growth in the area, including providing service, most immediately, to the residential development, Twin Lakes. The expansion will also improve reliability and provide operational benefits to FPU's existing distribution system in the area, supporting future growth. The petition was approved by the Florida PSC in October 2022. We expect this expansion to be placed into service during the third quarter of 2023.

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

Lake Wales Pipeline Acquisition: In February 2023, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with FPU for an additional 9,000 Dt/d of firm service in the Lake Wales, Florida area. The Commission approved the petition in April 2023. Approval of the agreement allowed Peninsula Pipeline to complete the acquisition of the existing pipeline in May 2023 which is being utilized to serve our current natural gas customers as well as enable us to serve new customers.

GUARD: In February 2023, FPU filed a petition with the Florida PSC for approval of the GUARD program. GUARD is a ten-year program to enhance the safety, reliability, and accessibility of portions of our natural gas distribution system. We have identified various categories of projects to be included in GUARD, which include the relocation of mains and service lines located in rear easements and other difficult to access areas to the front of the street, the replacement of problematic distribution mains, service lines, and M&R equipment and system reliability projects. In August 2023, the Florida PSC approved the GUARD program, with the exception of reliability projects with an approximate value of $10 million. The remainder of the program was approved as filed, which included $205 million of capital expenditures projected to be spent over a 10-year period.

Newberry Expansion: In April 2023, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with FPU for an additional 8,000 Dt/d of firm service in the Newberry, Florida area. In July 2023, the Florida PSC approved the company's recommendation to proceed with this project. Peninsula Pipeline will construct a pipeline extension which will be used by FPU to support the development of a natural gas distribution system to provide gas service to the City of Newberry.

Amendment to Escambia County Agreement: In April of 2023, Peninsula Pipeline filed a petition with the Florida PSC for approval of an amendment to an existing contract with FPU. This amendment will allow Peninsula Pipeline to construct an additional delivery point on a pipeline located in Escambia County. The additional delivery point comes at the request of an FPU customer and will be used to enhance natural gas service in the area. Currently, the petition is under review by the Florida PSC. A decision is expected in the third quarter of 2023.

Florida Electric Depreciation Study: The Florida PSC requires electric utilities to file a depreciation study every four years to reevaluate and set depreciation rates for the utility's plant assets. In June 2023, FPU filed a petition with the Florida PSC for approval of it’s proposed depreciation rates. If approved, new rates will become effective retroactively on January 1, 2023.

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

Various Jurisdictional Activity Related to the Joint Customer Information System Project

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

In response to the COVID-19 pandemic and related restrictions, we experienced reduced consumption of energy largely in the commercial and industrial sectors, higher bad debt expenses and incremental expenses associated with COVID-19, including expenditures associated with personal protective equipment and premium pay for field personnel. The additional operating expenses we incurred supported the ongoing delivery of our essential services during the height of the pandemic. In April and May 2020, we were authorized by the Maryland and Delaware PSCs, respectively, to record regulatory assets for COVID-19 related costs which offered us the ability to seek recovery of those costs. In July 2021, the Florida PSC issued an order that approved incremental expenses we incurred due to COVID-19. The order allowed us to establish a regulatory asset in a total amount of $2.1 million as of June 30, 2021 for natural gas and electric distribution operations. The regulatory asset is being amortized over two years and is recovered through the Purchased Gas Adjustment and Swing Service mechanisms for our natural gas distribution businesses and through the Fuel Purchased Power Cost Recovery clause for our electric division. As of June 30, 2023 and December 31, 2022, our total COVID-19 regulatory asset balance was $0.7 million and $1.2 million, respectively.

Summary TCJA Table
Customer rates for our regulated businesses were adjusted, as approved by the regulators, prior to 2020 with the exception of Elkton Gas, which implemented a one-time bill credit in May 2020. The following table summarizes the regulatory liabilities related to accumulated deferred taxes ("ADIT") associated with TCJA for our regulated businesses as of June 30, 2023 and December 31, 2022:

	Amount (in thousands)
Operation and Regulatory Jurisdiction	June 30, 2023	December 31, 2022	Status
Eastern Shore (FERC)	$34,190	$34,190	Will be addressed in Eastern Shore's next rate case filing.
Chesapeake Delaware natural gas division (Delaware PSC)	$12,134	$12,230	PSC approved amortization of ADIT in January 2019.
Chesapeake Maryland natural gas division (Maryland PSC)	$3,644	$3,703	PSC approved amortization of ADIT in May 2018.
Sandpiper Energy (Maryland PSC)	$3,542	$3,597	PSC approved amortization of ADIT in May 2018.
Florida natural gas distribution (Florida PSC) (1)	$26,894	$27,179	PSC issued order authorizing amortization and retention of net ADIT liability by the Company in February 2019.
FPU electric division (Florida PSC)	$4,876	$4,993	In January 2019, PSC issued order approving amortization of ADIT through purchased power cost recovery, storm reserve and rates.
Elkton Gas (Maryland PSC)	$1,043	$1,059	PSC approved amortization of ADIT in March 2018.
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
As of June 30, 2023 and December 31, 2022, we had approximately $3.4 million and $4.3 million, respectively, in environmental liabilities related to the former MGP sites. As of June 30, 2023 and December 31, 2022, we have cumulative regulatory assets of $0.5 million and $0.8 million, respectively, for future recovery of environmental costs for customers. Specific to FPU’s four MGP sites in Key West, Pensacola, Sanford and West Palm Beach, FPU has approval for and has recovered, through a combination of insurance and customer rates, $14.0 million of its environmental costs related to its MGP sites as of June 30, 2023.
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
Our Florida natural gas distribution operations and Eight Flags generation facility have separate asset management agreements with Emera Energy Services, Inc. to manage their natural gas transportation capacity. These agreements are for a 10-year term that commenced in November 2020 and expire in October 2030.
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
FPU’s electric supply contracts require FPU to maintain an acceptable standard of creditworthiness based on specific financial ratios. FPU’s agreement with Florida Power & Light Company requires FPU to meet or exceed a debt service coverage ratio of 1.25 times based on the results of the prior 12 months. If FPU fails to meet this ratio, it must provide an irrevocable letter of credit or pay all amounts outstanding under the agreement within five business days. FPU’s electric supply agreement with Gulf Power requires FPU to meet the following ratios based on the average of the prior six quarters: (a) funds from operations interest coverage ratio (minimum of two times), and (b) total debt to total capital (maximum of 65 percent). If FPU fails to meet the requirements, it has to provide the supplier a written explanation of actions taken, or proposed to be taken, to become compliant. Failure to comply with the ratios specified in the Gulf Power agreement could also result in FPU having to provide an irrevocable letter of credit. As of June 30, 2023, FPU was in compliance with all of the requirements of its fuel supply contracts.
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

Corporate Guarantees
The Board of Directors has authorized us to issue corporate guarantees securing obligations of our subsidiaries and to obtain letters of credit securing our subsidiaries' obligations. The maximum authorized liability under such guarantees and letters of credit as of June 30, 2023 was $20.0 million. The aggregate amount guaranteed related to our subsidiaries at June 30, 2023 was approximately $14.2 million with the guarantees expiring on various dates through May 2024. In addition, the Board has authorized us to issue specific purpose corporate guarantees. The amount of specific purpose guarantees outstanding at June 30, 2023 was $4.0 million.
As of June 30, 2023, we have issued letters of credit totaling approximately $5.9 million related to the electric transmission services for FPU's electric division, the firm transportation service agreement between TETLP and our Delaware and Maryland divisions, the capacity agreement between NEXUS and Aspire, and our current and previous primary insurance carriers. These letters of credit have various expiration dates through April 2024 and to date, none have been used. We do not anticipate that the counterparties will draw upon these letters of credit, and we expect that they will be renewed to the extent necessary in the future.

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

The following table presents financial information about our reportable segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
(in thousands)
Operating Revenues, Unaffiliated Customers
Regulated Energy	$100,657	$91,830	$242,279	$215,888
Unregulated Energy	34,936	47,640	111,443	146,462
Total operating revenues, unaffiliated customers	$135,593	$139,470	$353,722	$362,350
Intersegment Revenues (1)
Regulated Energy	$484	$363	$1,132	$4,196
Unregulated Energy	5,816	5,823	12,473	7,819
Other businesses	45	85	91	691
Total intersegment revenues	$6,345	$6,271	$13,696	$12,706
Operating Income
Regulated Energy	$29,291	$25,841	$66,916	$60,539
Unregulated Energy	(993)	560	16,252	20,613
Other businesses and eliminations	48	68	93	182
Operating income	28,346	26,469	83,261	81,334
Other income, net	831	2,584	1,107	3,498
Interest charges	6,964	5,825	14,196	11,164
Income Before Income Taxes	22,213	23,228	70,172	73,668
Income Taxes	6,080	6,177	17,695	19,683
Net Income	$16,133	$17,051	$52,477	$53,985

(1) All significant intersegment revenues are billed at market rates and have been eliminated from consolidated operating revenues.

(in thousands)	June 30, 2023	December 31, 2022
Identifiable Assets
Regulated Energy segment	$1,707,605	$1,716,255
Unregulated Energy segment	448,217	463,239
Other businesses and eliminations	48,668	35,543
Total Identifiable Assets	$2,204,490	$2,215,037

9.    Stockholders' Equity
Common Stock Issuances

We maintain an effective shelf registration statement with the SEC for the issuance of shares under our DRIP and ATM programs. Depending on our capital needs and subject to market conditions, in addition to other possible debt and equity offerings, we may issue additional shares under the direct stock purchase component of the DRIP. In 2022, we issued less than 0.1 million shares at an average price per share of $136.26 and received net proceeds of $4.5 million under the DRIP. In the first six months of 2023, there were no issuances under the DRIP. Our most recent ATM equity program, which allowed us to issue and sell shares of our common stock up to an aggregate offering price of $75.0 million, expired in June 2023. We expect to execute a new ATM during the third quarter of 2023.

We use the net proceeds from our share issuances, after fees, for general corporate purposes, including, but not limited to, financing of capital expenditures, repayment of short-term debt, financing acquisitions, investing in subsidiaries, and general working capital purposes.

Accumulated Other Comprehensive Income (Loss)

Defined benefit pension and postretirement plan items, unrealized gains (losses) of our propane swap agreements designated as commodity contracts cash flow hedges, and the unrealized gains (losses) of our interest rate swap agreements designated as cash flow hedges are the components of our accumulated other comprehensive income (loss). The following tables present the changes in the balance of accumulated other comprehensive income (loss) components as of June 30, 2023 and 2022. All amounts in the following tables are presented net of tax.

	Defined Benefit	Commodity	Interest Rate
	Pension and	Contracts	Swap
	Postretirement	Cash Flow	Cash Flow
	Plan Items	Hedges	Hedges	Total
(in thousands)
As of December 31, 2022	$(2,506)	$1,092	$35	$(1,379)
Other comprehensive income (loss) before reclassifications	—	(2,045)	612	(1,433)
Amounts reclassified from accumulated other comprehensive income (loss)	21	(126)	(142)	(247)
Net current-period other comprehensive income (loss)	21	(2,171)	470	(1,680)

As of June 30, 2023	$(2,485)	$(1,079)	$505	$(3,059)

As of December 31, 2021	$(3,268)	$4,571	$—	$1,303
Other comprehensive income before reclassifications	—	2,206	—	2,206
Amounts reclassified from accumulated other comprehensive income (loss)	35	(2,174)	—	(2,139)
Net prior-period other comprehensive income	35	32	—	67
As of June 30, 2022	$(3,233)	$4,603	$—	$1,370

Deferred gains or losses for our commodity contracts and interest rate swap cash flow hedges are recognized in earnings upon settlement. Amortization of the net loss related to the defined benefit pension plan and postretirement plans is included in the computation of net periodic costs (benefits). See Note 10, Employee Benefit Plans, for additional details. Gains on commodity contracts classified as cash flow hedges related to our propane swaps are included in the effects of gains and losses from derivative instruments. See Note 12, Derivative Instruments, for additional details.

Amortization of defined benefit pension and postretirement plan items are included in other expense, net, gains and losses on propane swap agreement contracts are included in revenue and unregulated propane and natural gas costs, and the realized gain or loss on interest rate swap agreements is recognized as a component of interest charges in the accompanying condensed consolidated statements of income. The income tax benefit is included in income tax expense in the accompanying condensed consolidated statements of income.

10.    Employee Benefit Plans
Net periodic benefit costs for the FPU Pension Plan for the three and six months ended June 30, 2023 and 2022 is set forth in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
FPU Pension Plan	2023	2022	2023	2022
(in thousands)
Interest cost	$633	$449	$1,266	$898
Expected return on plan assets	(668)	(857)	(1,336)	(1,714)
Amortization of net (gain) loss	110	124	220	248
Total periodic cost (benefit)	$75	$(284)	$150	$(568)

The following table presents the amounts included in the regulatory asset and accumulated other comprehensive income (loss) that were recognized as components of the FPU Pension Plan's net periodic benefit cost during the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
FPU Pension Plan	2023	2022	2023	2022
(in thousands)
Recognized from accumulated other comprehensive (income) loss (1)	$21	$24	$42	$48
Recognized from regulatory asset	89	100	178	200
Total net loss in net periodic benefit cost	$110	$124	$220	$248
(1) See Note 9, Stockholders' Equity.
Net periodic benefit cost for our other pension and post-retirement benefit plans were not material for the three and six months ended June 30, 2023 and 2022.

The components of our net periodic costs have been recorded or reclassified to other expense, net in the condensed consolidated statements of income. Pursuant to their respective regulatory orders, FPU and Chesapeake Utilities continue to record, as a regulatory asset, a portion of their unrecognized postretirement benefit costs related to their regulated operations. The portion of the unrecognized pension and postretirement benefit costs related to FPU’s unregulated operations and Chesapeake Utilities' operations is recorded to accumulated other comprehensive income (loss).
During the three and six months ended June 30, 2023, there were no contributions to the FPU Pension Plan and we do not expect to contribute to the FPU Pension Plan during 2023. The Chesapeake SERP, the Chesapeake Postretirement Plan and the FPU Medical Plan are unfunded and are expected to be paid out of our general funds. Cash benefits paid under these other post retirement benefit plans for the three and six months ended June 30, 2023 were approximately $0.2 million and $0.3 million, respectively. We expect to pay total cash benefits of approximately $0.4 million for these other post retirement benefit plans in 2023.

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
All obligations arising under the Non-Qualified Deferred Compensation Plan are payable from our general assets, although we have established a Rabbi Trust to informally fund the plan. Deferrals of cash compensation may be invested by the participants in various mutual funds (the same options that are available in the Retirement Savings Plan). The participants are credited with gains or losses on those investments. Assets held in the Rabbi Trust, recorded as Investments on the condensed consolidated balance sheet, had a fair value of $11.7 million at June 30, 2023 and $10.6 million at December 31, 2022. The assets of the Rabbi Trust are at all times subject to the claims of our general creditors.
11.    Share-Based Compensation
Our key employees and non-employee directors have been granted share-based awards through our SICP. We record these share-based awards as compensation costs over the respective service period for which services are received in exchange for an award of equity or equity-based compensation. The compensation cost is based primarily on the fair value of the shares awarded, using the estimated fair value of each share on the date it was granted, and the number of shares to be issued at the end of the service period.
The table below presents the amounts included in net income related to share-based compensation expense for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
(in thousands)
Awards to key employees	$284	$1,122	$2,440	$3,101
Awards to non-employee directors	227	220	479	454
Total compensation expense	511	1,342	2,919	3,555
Less: tax benefit	(132)	(346)	(754)	(917)
Share-based compensation amounts included in net income	$379	$996	$2,165	$2,638
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

The table below presents the summary of the stock activity for awards to key employees for the six months ended June 30, 2023:

	Number of Shares	Weighted Average Fair Value
Outstanding—December 31, 2022	204,149	$103.17
Granted	80,752	$128.01
Vested	(68,302)	$91.59
Expired	(2,053)	$94.64
Outstanding—June 30, 2023	214,546	$116.04
During the six months ended June 30, 2023, we granted awards of 80,752 shares of common stock to key employees under the SICP, including awards granted in February 2023 to key employees appointed in officer positions. The shares granted are multi-year awards that will vest no later than the three-year service period ending December 31, 2025. All of these stock awards are earned based upon the successful achievement of long-term financial results, which are comprised of market-based and performance-based conditions or targets. The fair value of each performance-based condition or target is equal to the market price of our common stock on the grant date of each award. For the market-based conditions, we used the Monte Carlo valuation to estimate the fair value of each market-based award granted.
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

At June 30, 2023, the aggregate intrinsic value of the SICP awards granted to key employees was approximately $25.5 million. At June 30, 2023, there was approximately $8.7 million of unrecognized compensation cost related to these awards, which will be recognized through 2025.

Non-employee Directors
Shares granted to non-employee directors are issued in advance of the directors’ service periods and are fully vested as of the grant date. We record a deferred expense equal to the fair value of the shares issued and amortize the expense equally over a service period of one year or less.
Our directors receive an annual retainer of shares of common stock under the SICP for services rendered through the subsequent Annual Meeting of Shareholders. Accordingly, our directors that served on the Board as of May 2023 each received 765 shares of common stock, respectively, with a weighted average fair value of $124.12 per share.
At June 30, 2023, there was approximately $0.8 million of unrecognized compensation expense related to shares granted to non-employee directors. This expense will be recognized over the remaining service period ending in May 2024.

12.    Derivative Instruments

We use derivative and non-derivative contracts to manage risks related to obtaining adequate supplies and the price fluctuations of natural gas, electricity and propane and to mitigate interest rate risk. Our natural gas, electric and propane distribution operations have entered into agreements with suppliers to purchase natural gas, electricity and propane for resale to our customers. Our natural gas gathering and transmission company has entered into contracts with producers to secure natural gas to meet its obligations. Purchases under these contracts typically either do not meet the definition of derivatives or are considered “normal purchases and normal sales” and are accounted for on an accrual basis. Our propane distribution operations may also enter into fair value hedges of their inventory or cash flow hedges of their future purchase commitments in order to mitigate the impact of wholesale price fluctuations. Occasionally, we may enter into interest rate swap agreements to mitigate risk associated with changes in short-term borrowing rates. As of June 30, 2023, our natural gas and electric distribution operations did not have any outstanding derivative contracts.

Volume of Derivative Activity

As of June 30, 2023, the volume of our commodity derivative contracts were as follows:

Business unit	Commodity	Contract Type	Quantity hedged (in millions)	Designation	Longest Expiration date of hedge
Sharp	Propane (gallons)	Purchases	21.3	Cash flow hedges	June 2026
Sharp	Propane (gallons)	Sales	3.2	Cash flow hedges	December 2023

Sharp entered into futures and swap agreements to mitigate the risk of fluctuations in wholesale propane index prices associated with the propane volumes that are expected to be purchased and/or sold during the heating season. Under the futures and swap agreements, Sharp will receive the difference between (i) the index prices (Mont Belvieu prices in June 2023 through June 2026) and (ii) the per gallon propane swap prices, to the extent the index prices exceed the contracted prices. If the index prices are lower than the contract prices, Sharp will pay the difference. We designated and accounted for the propane swaps as cash flow hedges. The change in the fair value of the swap agreements is recorded as unrealized gain (loss) in other comprehensive income (loss) and later recognized in the statement of income in the same period and in the same line item as the hedged transaction. We expect to reclassify unrealized losses of approximately $1.1 million from accumulated other comprehensive income (loss) related to our commodity cash flow hedges to earnings during the next 12-month period ended June 30, 2024.

Interest Rate Swap Activities

We manage interest rate risk by entering into derivative contracts to hedge the variability in cash flows attributable to changes in the short-term borrowing rates. In September 2022, we entered into an interest rate swap with a notional amount of $50.0 million through September 2025, with pricing of 3.98 percent.

Prior to August 2022, our short-term borrowing was based on the 30-day LIBOR rate. In August 2022, we amended and restated our revolver and transitioned the benchmark interest rate to the 30-day SOFR as a result of the expiration of LIBOR. Our prior interest rate swaps were cash settled monthly as the counter-party paid us the 30-day LIBOR rate less the fixed rate. Our interest rate swap is cash settled monthly as the counter-party pays us the 30-day SOFR rate less the fixed rate.

We designate and account for interest rate swaps as cash flow hedges. Accordingly, unrealized gains and losses associated with the interest rate swap are recorded as a component of accumulated other comprehensive income (loss). When the interest rate swap settles, the realized gain or loss is recorded in the income statement and is recognized as a component of interest charges.

Broker Margin

Futures exchanges have contract specific margin requirements that require the posting of cash or cash equivalents relating to traded contracts. Margin requirements consist of initial margin that is posted upon the initiation of a position, maintenance margin that is usually expressed as a percent of initial margin, and variation margin that fluctuates based on the daily mark-to-market relative to maintenance margin requirements. We currently maintain a broker margin account for Sharp which was classified within our Other Current Assets on the consolidated balance sheet with a balance of $1.4 million as of June 30, 2023. At December 31, 2022, $0.1 million was classified in Other Current Liabilities on the consolidated balance sheet.

Financial Statements Presentation

The following tables present information about the fair value and related gains and losses of our derivative contracts. We did not have any derivative contracts with a credit-risk-related contingency. Fair values of the derivative contracts recorded in the consolidated balance sheets as of June 30, 2023 and December 31, 2022, are as follows:

	Derivative Assets
		Fair Value As Of
(in thousands)	Balance Sheet Location	June 30, 2023	December 31, 2022
Derivatives designated as cash flow hedges
Propane swap agreements	Derivative assets, at fair value	$1,068	$3,317
Interest rate swap agreements	Derivative assets, at fair value	776	452
Total Derivative Assets (1)		$1,844	$3,769
 (1) Derivative assets, at fair value include $1.7 million and $2.8 million in current assets in the condensed consolidated balance sheet at June 30, 2023 and December 31, 2022, respectively, with the remainder of the balance classified as long-term.

	Derivative Liabilities
		Fair Value As Of
(in thousands)	Balance Sheet Location	June 30, 2023	December 31, 2022
Derivatives designated as cash flow hedges
Propane swap agreements	Derivative liabilities, at fair value	$2,556	$1,810
Interest rate swap agreements	Derivative liabilities, at fair value	96	405
Total Derivative Liabilities (1)		$2,652	$2,215
(1) Derivative liabilities, at fair value include $2.2 million and $0.6 million in current liabilities in the condensed consolidated balance sheet at June 30, 2023 and December 31, 2022, respectively, with the remainder of the balance classified as long-term.

The effects of gains and losses from derivative instruments on the condensed consolidated financial statements are as follows:

		Amount of Gain (Loss) on Derivatives
	Location of Gain	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	(Loss) on Derivatives	2023	2022	2023	2022
Derivatives not designated as hedging instruments
Propane swap agreements	Unregulated propane and natural gas costs	$—	$—	$—	$56
Derivatives designated as cash flow hedges
Propane swap agreements	Revenues	—	—	733	(826)
Propane swap agreements	Unregulated propane and natural gas costs	(432)	283	(559)	3,830
Propane swap agreements	Other comprehensive income (loss)	(2,417)	(686)	(2,994)	28
Interest rate swap agreements	Interest expense	127	—	192	—
Interest rate swap agreements	Other comprehensive income (loss)	898	—	633	—
Total		$(1,824)	$(403)	$(1,995)	$3,088

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

Financial Assets and Liabilities Measured at Fair Value
The following tables summarize our financial assets and liabilities that are measured at fair value on a recurring basis and the fair value measurements, by level, within the fair value hierarchy as of June 30, 2023 and December 31, 2022:

		Fair Value Measurements Using:
As of June 30, 2023	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Assets:
Investments—equity securities	$23	$23	$—	$—
Investments—guaranteed income fund	1,756	—	—	1,756
Investments—mutual funds and other	9,914	9,914	—	—
Total investments	11,693	9,937	—	1,756
Derivative assets	1,844	—	1,844	—
Total assets	$13,537	$9,937	$1,844	$1,756
Liabilities:
Derivative liabilities	$2,652	$—	$2,652	$—

		Fair Value Measurements Using:
As of December 31, 2022	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Assets:
Investments—equity securities	$24	$24	$—	$—
Investments—guaranteed income fund	1,853	—	—	1,853
Investments—mutual funds and other	8,699	8,699	—	—
Total investments	10,576	8,723	—	1,853
Derivative assets	3,769	—	3,769	—
Total assets	$14,345	$8,723	$3,769	$1,853
Liabilities:
Derivative liabilities	$2,215	$—	$2,215	$—

The following table sets forth the summary of the changes in the fair value of Level 3 investments for the six months ended June 30, 2023 and 2022:

	Six months ended June 30,
	2023	2022
(in thousands)
Beginning Balance	$1,853	$2,036
Purchases and adjustments	—	132
Transfers	—	—
Distribution	(114)	(83)
Investment income	17	17
Ending Balance	$1,756	$2,102

Investment income from the Level 3 investments is reflected in other income, net in the condensed consolidated statements of income.
At June 30, 2023, there were no non-financial assets or liabilities required to be reported at fair value. We review our non-financial assets for impairment at least on an annual basis, as required.
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
At June 30, 2023, long-term debt, which includes current maturities but excludes debt issuance costs, had a carrying value of approximately $666.8 million, compared to the estimated fair value of $573.3 million. At December 31, 2022, long-term debt, which includes the current maturities but excludes debt issuance costs, had a carrying value of approximately $600.8 million, compared to a fair value of approximately $505.0 million. The fair value was calculated using a discounted cash flow methodology that incorporates a market interest rate based on published corporate borrowing rates for debt instruments with similar terms and average maturities, and with adjustments for duration, optionality, and risk profile. The valuation technique used to estimate the fair value of long-term debt would be considered a Level 2 measurement.

14.    Long-Term Debt
Our outstanding long-term debt is shown below:

	June 30,	December 31,
(in thousands)	2023	2022
Uncollateralized senior notes:
5.93% note, due October 31, 2023	$1,500	$3,000
5.68% note, due June 30, 2026	8,700	11,600
6.43% note, due May 2, 2028	3,500	4,200
3.73% note, due December 16, 2028	12,000	12,000
3.88% note, due May 15, 2029	30,000	35,000
3.25% note, due April 30, 2032	63,000	66,500
3.48% note, due May 31, 2038	50,000	50,000
3.58% note, due November 30, 2038	50,000	50,000
3.98% note, due August 20, 2039	100,000	100,000
2.98% note, due December 20, 2034	70,000	70,000
3.00% note, due July 15, 2035	50,000	50,000
2.96% note, due August 15, 2035	40,000	40,000
2.49% notes Due January 25, 2037	50,000	50,000
2.95% notes Due March 15, 2042	50,000	50,000
5.43% notes Due March 14, 2038	80,000	—
Equipment security note
2.46% note, due September 24, 2031	8,078	8,517
Less: debt issuance costs	(1,042)	(946)
Total long-term debt	665,736	599,871
Less: current maturities	(19,994)	(21,483)
Total long-term debt, net of current maturities	$645,742	$578,388

Note Purchase Agreements

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

Shelf Agreements
We have entered into Shelf Agreements with Prudential and MetLife, whom are under no obligation to purchase any unsecured debt. In February 2023, we amended our Shelf Agreements with Prudential and MetLife. The amended agreements expand the total borrowing capacity and extend the term of the agreements for an additional three years from the effective dates. The following table summarizes the current available capacity under our Shelf Agreements at June 30, 2023:

(in thousands)	Total Borrowing Capacity	Less: Amount of Debt Issued	Less: Unfunded Commitments	Remaining Borrowing Capacity
Shelf Agreements (1)
Prudential Shelf Agreement	$405,000	$(300,000)	$—	$105,000
MetLife Shelf Agreement	200,000	(50,000)	—	150,000
Total Shelf Agreements as of June 30, 2023	$605,000	$(350,000)	$—	$255,000
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

15.    Short-Term Borrowings
We are authorized by our Board of Directors to borrow up to $400.0 million of short-term debt, as required. At June 30, 2023 and December 31, 2022, we had $95.8 million and $202.2 million, respectively, of short-term borrowings outstanding at a weighted average interest rate of 5.33 percent and 5.04 percent, respectively.

In August 2022, we amended both tranches of our Revolver, which now bear interest using SOFR as the benchmark interest rate, plus a 10-basis point SOFR adjustment. In addition, the 364-day tranche was extended through August 2023. We expect to renew the 364-day tranche of the Revolver upon its current expiration. As part of these amendments, the parties agreed to eliminate the previous covenant capping the aggregate investments limit at $150.0 million where we maintain an ownership interest less than 50 percent. Additionally the 364-day tranche of the facility now offers a reduced interest margin similar to the five-year tranche for amounts borrowed in connection with new sustainable investments. All other terms and conditions remain unchanged. Borrowings outstanding under the sustainable investment sublimit of the 364-day tranche amounted to $9.4 million at June 30, 2023.

The availability of funds under the Revolver is subject to conditions specified in the credit agreement, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in the Revolver's loan documents. We are required by the financial covenants in the Revolver to maintain, at the end of each fiscal year, a funded indebtedness ratio of no greater than 65 percent. As of June 30, 2023, we are in compliance with this covenant.

The 364-day tranche of the Revolver expires in August 2023 and the five-year tranche expires in August 2026, both of which are available to fund our short-term cash needs to meet seasonal working capital requirements and to temporarily fund portions of our capital expenditures. Borrowings under both tranches of the Revolver are subject to a pricing grid, including the commitment fee and the interest rate charged based upon our total indebtedness to total capitalization ratio for the prior quarter. As of June 30, 2023, the pricing under the 364-day tranche of the Revolver included an unused commitment fee of 9 basis points and maintains an interest rate of 70 basis points over SOFR plus a 10 basis point SOFR adjustment. As of June 30, 2023, the pricing under the five-year tranche of the Revolver included an unused commitment fee of 9 basis points and an interest rate of 95 basis points over SOFR plus a 10 basis point SOFR adjustment.

Our total available credit under the Revolver at June 30, 2023 was $298.3 million. As of June 30, 2023, we had issued $5.9 million in letters of credit to various counterparties under the Revolver. These letters of credit are not included in the outstanding short-term borrowings and we do not anticipate that they will be drawn upon by the counterparties. The letters of credit reduce the available borrowings under the Revolver.

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

Some of our leases are subject to annual changes in the Consumer Price Index (“CPI”). While lease liabilities are not re-measured as a result of changes to the CPI, changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. A 100-basis-point increase in CPI would not have resulted in material additional annual lease costs. Most of our leases include options to renew, with renewal terms that can extend the lease term from one to 25 years or more. The exercise of lease renewal options is at our sole discretion. The amounts disclosed in our consolidated balance sheet at June 30, 2023, pertaining to the right-of-use assets and lease liabilities, are measured based on our current expectations of exercising our available renewal options. Our existing leases are not subject to any restrictions or covenants that would preclude our ability to pay dividends, obtain financing or enter into additional leases. As of June 30, 2023, we have not entered into any leases, which have not yet commenced, that would entitle us to significant rights or create additional obligations. The following table presents information related to our total lease cost included in our consolidated statements of income:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
(in thousands)	Classification	2023	2022	2023	2022
Operating lease cost (1)	Operations expense	$780	$726	$1,568	$1,377
(1) Includes short-term leases and variable lease costs, which are immaterial.

The following table presents the balance and classifications of our right of use assets and lease liabilities included in our condensed consolidated balance sheet at June 30, 2023 and December 31, 2022:

(in thousands)	Balance sheet classification	June 30, 2023	December 31, 2022
Assets
Operating lease assets	Operating lease right-of-use assets	$13,432	$14,421
Liabilities
Current
Operating lease liabilities	Other accrued liabilities	$2,373	$2,552
Noncurrent
Operating lease liabilities	Operating lease - liabilities	11,585	12,392
Total lease liabilities		$13,958	$14,944

The following table presents our weighted-average remaining lease terms and weighted-average discount rates for our operating leases at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Weighted-average remaining lease term (in years)
Operating leases	8.37	8.54
Weighted-average discount rate
Operating leases	3.5%	3.4%

The following table presents additional information related to cash paid for amounts included in the measurement of lease liabilities included in our condensed consolidated statements of cash flows as of June 30, 2023 and 2022:

	Six Months Ended
	June 30,
(in thousands)	2023	2022
Operating cash flows from operating leases	$1,465	$1,428

The following table presents the future undiscounted maturities of our operating and financing leases at June 30, 2023 and for each of the next five years and thereafter:

(in thousands)	Operating Leases (1)
Remainder of 2023	$1,419
2024	2,629
2025	2,263
2026	1,734
2027	1,571
2028	1,192
Thereafter	5,243
Total lease payments	16,051
Less: Interest	(2,093)
Present value of lease liabilities	$13,958
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

The below tables reconcile Gross Margin as defined under GAAP to our non-GAAP measure of Adjusted Gross Margin for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30, 2023
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Operating Revenues	$101,141	$40,751	$(6,299)	$135,593
Cost of Sales:
Natural gas, propane and electric costs	(23,886)	(18,116)	6,209	(35,793)
Depreciation & amortization	(13,035)	(4,269)	1	(17,303)
Operations & maintenance expense (1)	(9,240)	(7,520)	(2)	(16,762)
Gross Margin (GAAP)	54,980	10,846	(91)	65,735
Operations & maintenance expense (1)	9,240	7,520	2	16,762
Depreciation & amortization	13,035	4,269	(1)	17,303
Adjusted Gross Margin (Non-GAAP)	$77,255	$22,635	$(90)	$99,800

	For the Three Months Ended June 30, 2022
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Operating Revenues	$92,193	$53,463	$(6,186)	$139,470
Cost of Sales:
Natural gas, propane and electric costs	(21,573)	(31,701)	6,158	(47,116)
Depreciation & amortization	(13,140)	(4,074)	(2)	(17,216)
Operations & maintenance expense (1)	(8,324)	(6,699)	(521)	(15,544)
Gross Margin (GAAP)	49,156	10,989	(551)	59,594
Operations & maintenance expense (1)	8,324	6,699	521	15,544
Depreciation & amortization	13,140	4,074	2	17,216
Adjusted Gross Margin (Non-GAAP)	$70,620	$21,762	$(28)	$92,354

	For the Six months ended June 30, 2023
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Operating Revenues	$243,411	$123,916	$(13,605)	$353,722
Cost of Sales:
Natural gas, propane and electric costs	(79,174)	(58,687)	13,479	(124,382)
Depreciation & amortization	(25,987)	(8,503)	4	(34,486)
Operations & maintenance expense (1)	(18,527)	(15,996)	3	(34,520)
Gross Margin (GAAP)	119,723	40,730	(119)	160,334
Operations & maintenance expense (1)	18,527	15,996	(3)	34,520
Depreciation & amortization	25,987	8,503	(4)	34,486
Adjusted Gross Margin (Non-GAAP)	$164,237	$65,229	$(126)	$229,340

	For the Six months ended June 30, 2022
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Operating Revenues	$220,084	$154,754	$(12,488)	$362,350
Cost of Sales:
Natural gas, propane and electric costs	(67,016)	(89,708)	12,427	(144,297)
Depreciation & amortization	(26,225)	(7,954)	(14)	(34,193)
Operations & maintenance expense (1)	(16,485)	(13,756)	(944)	(31,185)
Gross Margin (GAAP)	110,358	43,336	(1,019)	152,675
Operations & maintenance expense (1)	16,485	13,756	944	31,185
Depreciation & amortization	26,225	7,954	14	34,193
Adjusted Gross Margin (Non-GAAP)	$153,068	$65,046	$(61)	$218,053
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

2023 to 2022 Gross Margin (GAAP) Variance – Regulated Energy

Gross Margin (GAAP) for the Regulated Energy segment for the quarter ended June 30, 2023 was $55.0 million, an increase of $5.8 million, or 11.8 percent, compared to the same period in 2022. Higher gross margin reflects contributions from our Florida natural gas base rate proceeding, organic growth in our natural gas distribution businesses, continued pipeline expansion projects and incremental contributions associated with regulated infrastructure programs. These increases were partially offset by changes in customer consumption largely related to continued warmer weather during the quarter, increased employee costs driven by growth initiatives, the ongoing competitive labor market and higher benefits costs compared to the prior-year period, higher property taxes, and increased facilities, maintenance and outside services costs.

Gross Margin (GAAP) for the Regulated Energy segment for the six months ended June 30, 2023 was $119.7 million, an increase of $9.4 million, or 8.5 percent, compared to the same period in 2022. The increase in gross margin for the period reflects contributions from our Florida natural gas base rate proceeding, organic growth in our natural gas distribution businesses, continued pipeline expansion projects and incremental contributions associated with regulated infrastructure programs. These increases were partially offset by changes in customer consumption due to significantly warmer weather experienced in the first half of 2023. Higher operating expenses also contributed to the offset driven by increased employee costs driven by growth initiatives, the ongoing competitive labor market and higher benefits costs, increased facilities, maintenance and outside services costs, and higher property taxes compared to the prior-year period.

2023 to 2022 Gross Margin (GAAP) Variance – Unregulated Energy

Gross Margin (GAAP) for the Unregulated Energy segment for the quarter ended June 30, 2023 was $10.8 million, compared to $11.0 million for the same period in 2022. Gross margin was impacted by reduced customer consumption due in part to the conversion of propane customers to our natural gas distribution service and to a lesser extent, continued warmer weather in our Mid-Atlantic service territories. Additionally, we experienced increased operating expenses associated with employee costs driven by the ongoing competitive labor market and higher benefits costs, increased property taxes and higher facilities, maintenance and outside services costs. These factors were partially offset by higher propane margins and fees and increased demand for CNG, RNG and LNG services.

Gross Margin (GAAP) for the Unregulated Energy segment for the six months ended June 30, 2023 was $40.7 million, compared to $43.3 million for the same period in 2022. Gross margin during the first half of 2023 was impacted by changes in customer consumption due to significantly warmer weather in our Mid-Atlantic service territories primarily during the first quarter, as well as the ongoing conversion of propane customers to our natural gas distribution service. Additionally, we experienced increased operating expenses associated with employee costs driven by the ongoing competitive labor market and higher benefits costs, increased property taxes and higher facilities, maintenance and outside services costs. These factors were partially offset by expanded propane margins and fees and increased demand for CNG, RNG and LNG services.

Results of Operations for the Three and Six Months Ended June 30, 2023
Overview

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

Sustainability Initiatives

In May 2023, we published our most recent annual sustainability report, and continue to remain steadfast in regards to our commitments, including the following:

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

Operational Highlights

Our net income for the three months ended June 30, 2023 was $16.1 million, or $0.90 per share, compared to $17.1 million, or $0.96 per share, for the same quarter of 2022. Net income for the second quarter of 2022 included a non-recurring after-tax gain of $1.4 million related to a building sale. Operating income for the second quarter of 2023 was $28.3 million, an increase of $1.9 million or 7.1 percent compared to the same period in 2022. Adjusted gross margin in the second quarter of 2023 was positively impacted by contributions from the Florida natural gas base rate proceeding, organic growth in our natural gas distribution businesses, increased propane margins and fees, continued pipeline expansion projects, increased demand for CNG, RNG and LNG services and incremental contributions associated with regulated infrastructure programs. These increases in adjusted gross margin were partially offset by reduced consumption, including the continued effects of warmer temperatures experienced during the second quarter of 2023, and higher operating expenses which were largely associated with increased employee costs driven by growth initiatives, the ongoing competitive labor market and higher benefits costs compared to the prior-year period. Operating income was also impacted by higher property taxes during the second quarter of 2023.

	Three Months Ended
	June 30,		Increase
	2023	2022	(Decrease)
(in thousands, except per share data)
Adjusted Gross Margin
Regulated Energy segment	$77,255	$70,620	$6,635
Unregulated Energy segment	22,635	21,762	873
Other businesses and eliminations	(90)	(28)	(62)
Total Adjusted Gross Margin	$99,800	$92,354	$7,446

Operating Income (Loss)
Regulated Energy segment	$29,291	$25,841	$3,450
Unregulated Energy segment	(993)	560	(1,553)
Other businesses and eliminations	48	68	(20)
Total Operating Income	28,346	26,469	1,877
Other income, net	831	2,584	(1,753)
Interest charges	6,964	5,825	1,139
Income from Before Income Taxes	22,213	23,228	(1,015)
Income Taxes	6,080	6,177	(97)
Net Income	$16,133	$17,051	$(918)

Basic Earnings Per Share of Common Stock	$0.91	$0.96	$(0.05)
Diluted Earnings Per Share of Common Stock	$0.90	$0.96	$(0.06)

Key variances between the second quarter of 2022 and the second quarter of 2023 included:

(in thousands, except per share data)	Pre-tax Income	Net Income	Earnings Per Share
Second Quarter of 2022 Reported Results	$23,228	$17,051	$0.96

Adjusting for Non-recurring Items:
Absence of gain from sales of assets	(1,902)	(1,382)	(0.08)
	(1,902)	(1,382)	(0.08)

Increased (Decreased) Adjusted Gross Margins:
Contribution from rates associated with Florida natural gas base rate proceeding*	3,873	2,813	0.16
Natural gas growth including conversions (excluding service expansions)	1,844	1,339	0.08
Increased propane margins and service fees	1,512	1,098	0.06
Natural gas transmission service expansions*	1,113	809	0.05
Increased adjusted gross margin from off-system natural gas capacity sales	637	463	0.03
Increased margins related to demand for CNG/RNG/LNG services*	478	347	0.02
Contributions from regulated infrastructure programs*	395	287	0.02
Customer consumption - primarily resulting from weather	(2,165)	(1,572)	(0.09)
	7,687	5,584	0.33

Increased Operating Expenses (Excluding Natural Gas, Propane, and Electric Costs):
Increased payroll, benefits and other employee-related expenses	(3,124)	(2,269)	(0.13)
Increased facilities expenses, maintenance costs and outside services	(1,008)	(732)	(0.04)
Depreciation, amortization and property taxes	(774)	(562)	(0.03)
	(4,906)	(3,563)	(0.20)

Interest charges	(1,139)	(827)	(0.05)
Net other changes	(755)	(730)	(0.06)
	(1,894)	(1,557)	(0.11)
Second Quarter of 2023 Reported Results	$22,213	$16,133	$0.90

*See the Major Projects and Initiatives table.

Our net income for the six months ended June 30, 2023 was $52.5 million, or $2.94 per share, compared to $54.0 million, or $3.04 per share, for the same period of 2022. Net income for the six months ended June 30, 2023 included a one-time tax benefit of $1.3 million associated with a reduction in state tax rate, while the prior-year included a non-recurring after-tax gain of $1.4 million related to a building sale. Operating income for the six months ended June 30, 2023 was $83.3 million, an increase of $1.9 million or 2.4 percent compared to the same period in 2022, despite significantly warmer temperatures in our northern service territories during the first half of 2023. Adjusted gross margin for the first half of 2023 was positively impacted by contributions from the Florida natural gas base rate proceeding, increased propane margins and fees, organic growth in our natural gas distribution businesses, increased demand for CNG, RNG and LNG services, continued pipeline expansion projects and incremental contributions associated with regulated infrastructure programs. These increases in adjusted gross margin were significantly offset by reduced consumption experienced during the first half of 2023 from warmer weather in our northern service territories. We recorded higher employee costs driven by growth initiatives, the ongoing competitive labor market and higher benefits costs compared to the prior-year period, increased costs related to our facilities, maintenance and outside services, and higher property taxes.

	Six Months Ended
	June 30,		Increase
	2023	2022	(Decrease)
(in thousands, except per share data)
Adjusted Gross Margin
Regulated Energy segment	$164,237	$153,068	$11,169
Unregulated Energy segment	65,229	65,046	183
Other businesses and eliminations	(126)	(61)	(65)
Total Adjusted Gross Margin	$229,340	$218,053	$11,287

Operating Income
Regulated Energy segment	$66,916	$60,539	$6,377
Unregulated Energy segment	16,252	20,613	(4,361)
Other businesses and eliminations	93	182	(89)
Total Operating Income	83,261	81,334	1,927
Other income, net	1,107	3,498	(2,391)
Interest charges	14,196	11,164	3,032
Income from Before Income Taxes	70,172	73,668	(3,496)
Income Taxes	17,695	19,683	(1,988)
Net Income	$52,477	$53,985	$(1,508)

Basic Earnings Per Share of Common Stock	$2.95	$3.05	$(0.10)
Diluted Earnings Per Share of Common Stock	$2.94	$3.04	$(0.10)

Key variances between the six months ended June 30, 2022 and the six months ended June 30, 2023 included:

(in thousands, except per share data)	Pre-tax Income	Net Income	Earnings Per Share
Six months ended June 30, 2022 Reported Results	$73,668	$53,985	$3.04

Adjusting for Non-recurring Items:
Absence of gain from sales of assets	(1,902)	(1,423)	(0.08)
One-time benefit associated with reduction in state tax rate	—	1,284	0.07
	(1,902)	(139)	(0.01)

Increased (Decreased) Adjusted Gross Margins:
Customer consumption - primarily resulting from weather	(9,081)	(6,792)	(0.38)
Contribution from rates associated with Florida natural gas base rate proceeding*	7,970	5,962	0.33
Increased propane margins and service fees	4,576	3,423	0.19
Natural gas growth including conversions (excluding service expansions)	3,366	2,518	0.14
Increased margins related to demand for CNG/RNG/LNG services*	1,766	1,321	0.07
Natural gas transmission service expansions*	1,594	1,192	0.07
Contributions from regulated infrastructure programs*	1,193	892	0.05
Eastern Shore contracted rate adjustments	(285)	(213)	(0.01)
	11,099	8,303	0.46

Increased Operating Expenses (Excluding Natural Gas, Propane, and Electric Costs):
Increased payroll, benefits and other employee-related expenses	(4,267)	(3,191)	(0.18)
Increased facilities expenses, maintenance costs and outside services	(2,069)	(1,548)	(0.09)
Depreciation, amortization and property taxes	(1,700)	(1,272)	(0.07)
	(8,036)	(6,011)	(0.34)

Interest charges	(3,032)	(2,268)	(0.13)
Changes in Other income, net	(489)	(366)	(0.02)
Net other changes	(1,136)	(1,027)	(0.06)
	(4,657)	(3,661)	(0.21)
Six months ended June 30, 2023 Reported Results	$70,172	$52,477	$2.94

*See the Major Projects and Initiatives table.

Summary of Key Factors
Recently Completed and Ongoing Major Projects and Initiatives
We constantly pursue and develop additional projects and initiatives to serve existing and new customers, further grow our businesses and earnings, and increase shareholder value. The following table includes the major projects/initiatives recently completed and currently underway. Major projects and initiatives that have generated consistent year-over-year adjusted gross margin contributions are removed from the table at the beginning of the next calendar year. Our practice is to add new projects and initiatives to this table once negotiations or details are substantially final and/or the associated earnings can be estimated.

	Adjusted Gross Margin
	Three Months Ended		Six Months Ended		Year Ended	Estimate for
	June 30,		June 30,		December 31,	Fiscal
(in thousands)	2023	2022	2023	2022	2022	2023	2024
Pipeline Expansions:
Guernsey Power Station	$369	$368	$734	$631	$1,377	$1,486	$1,482
Southern Expansion	—	—	—	—	—	586	2,344
Winter Haven Expansion	163	28	302	61	260	576	626
Beachside Pipeline Expansion	603	—	603	—	—	1,825	2,451
North Ocean City Connector	—	—	—	—	—	—	200
St. Cloud / Twin Lakes Expansion	—	—	—	—	—	268	584
Clean Energy (1)	269	—	516	—	126	1,009	1,009
Wildlight	67	—	93	—	—	528	2,000
Lake Wales	38	—	38	—	—	265	454
Newberry	—	—	—	—	—	TBD	TBD
Total Pipeline Expansions	1,509	396	2,286	692	1,763	6,543	11,150

CNG/RNG/LNG Transportation and Infrastructure	2,905	2,427	6,426	4,660	11,100	12,558	12,280

Regulatory Initiatives:
Florida GUARD program	—	—	—	—	—	37	1,412
Capital Cost Surcharge Programs	703	497	1,423	1,014	2,001	2,811	3,558
Florida Rate Case Proceeding (2)	3,873	—	7,970	—	2,474	16,289	17,153
Electric Storm Protection Plan	436	—	642	—	486	960	2,433
Total Regulatory Initiatives	5,012	497	10,035	1,014	4,961	20,097	24,556

Total	$9,426	$3,320	$18,747	$6,366	$17,824	$39,198	$47,986

(1) Includes adjusted gross margin generated from interim services.
(2) Includes adjusted gross margin during 2023 comprised of both interim rates and permanent base rates which became effective in March 2023.

Detailed Discussion of Major Projects and Initiatives

Pipeline Expansions

Guernsey Power Station
Guernsey Power Station and our affiliate, Aspire Energy Express, are engaged in a firm transportation capacity agreement whereby Guernsey Power Station has constructed a power generation facility and Aspire Energy Express provides firm natural gas transportation service to this facility. Guernsey Power Station commenced construction of the project in October 2019, Aspire Energy Express completed construction of the gas transmission facilities in the fourth quarter of 2021, and the facility went into service during the first quarter of 2023. The project generated additional adjusted gross margin of $0.1 million for the six months ended June 30, 2023, and is expected to produce adjusted gross margin of approximately $1.5 million in 2023 and beyond.

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

Winter Haven Expansion
In May 2021, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with Florida Natural Gas Distribution for an incremental 6,800 Dts/d of firm service in the Winter Haven, Florida area. As part of this agreement, Peninsula Pipeline constructed a new interconnect with FGT and a new regulator station for Florida Natural Gas Distribution. Florida Natural Gas Distribution is using the additional firm service to support new incremental load due to growth in the area, including providing service, most immediately, to a new can manufacturing facility, as well as reliability and operational benefits to Florida Natural Gas Distribution’s existing distribution system in the area. In connection with Peninsula Pipeline’s new regulator station, Florida Natural Gas Distribution also extended its distribution system to connect to the new station. This expansion was placed in service in the third quarter of 2022. The project generated additional adjusted gross margin of $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively, and is expected to produce adjusted gross margin of approximately $0.6 million in 2023 and thereafter.

Beachside Pipeline Expansion
In June 2021, Peninsula Pipeline and Florida City Gas entered into a Transportation Service Agreement for an incremental 10,176 Dts/d of firm service in Indian River County, Florida, to support Florida City Gas’ growth along the Indian River's barrier island. As part of this agreement, Peninsula Pipeline constructed approximately 11.3 miles of pipeline from its existing pipeline in the Sebastian, Florida, area east under the Intercoastal Waterway and southward on the barrier island. Construction was completed and the project went into service in April 2023. The project generated additional adjusted gross margin of $0.6 million for the three and six months ended June 30, 2023. We expect this extension to generate additional annual adjusted gross margin of $1.8 million in 2023 and $2.5 million thereafter.

North Ocean City Connector
During the second quarter of 2022, we began construction of an extension of service into North Ocean City, Maryland. Our Delaware natural gas division and Sandpiper installed approximately 5.7 miles of pipeline across southern Sussex County, Delaware to Fenwick Island, Delaware and Worcester County, Maryland. The project reinforces our existing system in Ocean City, Maryland and enables incremental growth along the pipeline. Construction of this project was completed in the second quarter 2023. Adjusted gross margin in connection with this project is expected to be recognized contingent upon the completion and approval of our next rate case in Maryland. As a result, we expect this expansion to generate annual adjusted gross margin of approximately $0.2 million beginning in 2024, with additional margin opportunities from incremental growth.

St.Cloud / Twin Lakes Expansion
In July 2022, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with FPU for an additional 2,400 Dt/day of firm service in the St. Cloud, Florida area. As part of this agreement, Peninsula Pipeline will construct a pipeline extension and regulator station for FPU. The extension will be used to support new incremental load due to growth in the area, including providing service, most immediately, to the residential development, Twin Lakes. The expansion will also improve reliability and provide operational benefits to FPU’s existing distribution system in the area, supporting future growth. We expect this expansion to be placed in service during the third quarter of 2023 and generate adjusted gross margin of $0.3 million in 2023 and $0.6 million thereafter.

Clean Energy Expansion
During the fourth quarter of 2022, Clean Energy Fuels ("Clean Energy") and Florida Natural Gas Distribution entered into a precedent agreement for firm transportation services associated with a CNG fueling station Clean Energy is constructing. We plan to install approximately 2.2 miles of main extension in Davenport, Florida to support the filling station. Construction is underway and is expected to be complete in the third quarter of 2023. Our subsidiary, Marlin Gas Services, is providing interim services to Clean Energy during the construction phase of the project. The project generated additional adjusted gross margin of $0.3 million and $0.5 million for the three and six months ended June 30, 2023, respectively, and is expected to produce adjusted gross margin of approximately $1.0 million in 2023 and beyond.

Wildlight Expansion
In August 2022, Peninsula Pipeline and FPU filed a joint petition with the Florida PSC for approval of its Transportation Service Agreement associated with the Wildlight planned community located in Nassau County, Florida. The project enables us to meet the significant growing demand for service in Yulee, Florida. The agreement will enable us to build the project during the construction and build-out of the community, and charge the reservation rate as each phase of the project goes into service. Construction of the pipeline facilities will occur in two separate phases. Phase one consists of three extensions with associated facilities, and a gas injection interconnect with associated facilities. Phase two will consist of two additional pipeline extensions. Various phases of the project commenced in the first quarter of 2023, with construction on the overall project continuing through 2025. The project generated adjusted gross margin of less than $0.1 million for both the three and six months ended June 30, 2023. We expect this project to contribute adjusted gross margin of approximately $0.5 million in 2023 and $2.0 million in 2024 and beyond.

Lake Wales Expansion
In February 2023, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with our Florida natural gas division, FPU for an additional 9,000 Dt/d of firm service in the Lake Wales, Florida area. The PSC approved the petition in April 2023. Approval of the agreement enabled Peninsula Pipeline to complete the acquisition of an existing pipeline in May 2023 that is being utilized to serve our current natural gas customers as well as enable us to serve new customers. During the three and six months ended June 30, 2023 the project generated adjusted gross margin of less than $0.1 million. The project is expected to contribute adjusted gross margin of approximately $0.3 million in 2023 and $0.5 million in 2024 and beyond.

Newberry Expansion
In April 2023, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with FPU for an additional 8,000 Dt/d of firm service in the Newberry, Florida area. In July 2023, the Florida PSC approved the Company's recommendation to proceed with this project. Peninsula Pipeline will construct a pipeline extension which will be used by FPU to support the development of a natural gas distribution system to provide gas service to the City of Newberry.

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

For the three and six months ended June 30, 2023, we generated $0.5 million and $1.8 million, respectively, in additional adjusted gross margin associated with the transportation of CNG and RNG by Marlin’s virtual pipeline and Aspire Energy’s Noble Road RNG pipeline. We estimate annual adjusted gross margin of approximately $12.6 million in 2023, and $12.3 million in 2024 for these transportation related services, with potential for additional growth in future years.

Full Circle Dairy
In February 2023, we announced plans to construct, own and operate a dairy manure RNG facility at Full Circle Dairy in Madison County, Florida. The project consists of a facility converting dairy manure to RNG and transportation assets to bring the gas to market. The first injection of RNG is projected to occur in the first half of 2024.

Planet Found Development
In late October 2022, we consummated the acquisition of Planet Found. Planet Found's farm scale anaerobic digestion pilot system and technology produces biogas from 1,200 tons of poultry litter annually, which can be used to create renewable energy in the form of electricity or upgraded to renewable natural gas. In addition to generating biogas, Planet Found’s nutrient capture system converts digestate into a nutrient-rich soil conditioner, which is distributed to bulk and retail markets under the brand Element Soil. The transaction accelerated our access to renewable, sustainable energy generated from poultry waste while continuing to enhance the local environments in our service territories.

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

Regulatory Initiatives

Florida GUARD Program
In February 2023, FPU filed a petition with the Florida PSC for approval of the GUARD program. GUARD is a ten-year program to enhance the safety, reliability, and accessibility of portions of our natural gas distribution system. We have identified various categories of projects to be included in GUARD, which include the relocation of mains and service lines located in rear easements and other difficult to access areas to the front of the street, the replacement of problematic distribution mains, service lines, and M&R equipment and system reliability projects. In August 2023, the Florida PSC approved the GUARD program, with the exception of reliability projects with an approximate value of $10 million. The remainder of the program was approved as filed, which included $205 million of capital expenditures projected to be spent over a 10-year period. The program is expected to generate less than $0.1 million of additional adjusted gross margin in 2023 and $1.4 million in 2024.

Capital Cost Surcharge Programs
In December 2019, the FERC approved Eastern Shore’s capital cost surcharge to become effective January 1, 2020. The surcharge, an approved item in the settlement of Eastern Shore’s last general rate case, allows Eastern Shore to recover capital costs associated with mandated highway or railroad relocation projects that required the replacement of existing Eastern Shore facilities. For the three and six months ended June 30, 2023, there was $0.2 million and $0.4 million, respectively, of incremental adjusted gross margin generated pursuant to the program. Eastern Shore expects to produce adjusted gross margin of approximately $2.8 million in 2023 and $3.6 million in 2024 from relocation projects, which is ultimately dependent upon the timing of filings and the completion of construction.

Florida Natural Gas Base Rate Proceeding
In May 2022, our natural gas distribution businesses in Florida filed a consolidated natural gas rate case with the Florida PSC. The application included a request for the following: (i) permanent rate relief of approximately $24.1 million, effective January 1, 2023, (ii) a depreciation study also submitted with the filing; (iii) authorization to make certain changes to tariffs to include the consolidation of rates and rate structure across the businesses and to unify the Florida natural gas distribution businesses under FPU; (iv) authorization to retain the acquisition adjustment recorded at the time of the FPU merger in our revenue requirement; and (v) authorization to establish an environmental remediation surcharge for the purposes of addressing future expected remediation costs for FPU MGP sites. In August 2022, interim rates were approved by the Florida PSC in the amount of approximately $7.7 million on an annualized basis, effective for all meter readings in September 2022. The discovery process and related hearings were concluded during the fourth quarter of 2022 and briefs were submitted in the same quarter of 2022. In January 2023, the Florida PSC approved the application for consolidation and permanent rate relief of approximately $17.2 million on an annual basis. Actual rates in connection with the rate relief were approved by the Florida PSC in February 2023 with an effective date of March 1, 2023. For the three and six months ended June 30, 2023, this proceeding generated adjusted gross margin of approximately $3.9 million and $8.0 million, respectively, and is expected to generate $16.3 million of additional adjusted gross margin in 2023 and $17.2 million in 2024.

Storm Protection Plan
In 2020, the Florida PSC implemented the SPP and SPPCR rules, which require electric utilities to petition the Florida PSC for approval of a Transmission and Distribution Storm Protection Plan that covers the utility’s immediate 10-year planning period with updates to the plan at least every 3 years. The SPPCR rules allow the utility to file for recovery of associated costs related to its SPP. Our Florida electric distribution operation's SPP and SPPCRC were filed during the first quarter of 2022 and approved in the fourth quarter of 2022 with modifications, by the Florida PSC. For the three and six months ended June 30, 2023, this initiative generated adjusted gross margin of approximately $0.4 million and $0.6 million and is expected to generate $1.0 million of additional adjusted gross margin in 2023 and $2.4 million in 2024. We expect continued investment under the SPP going forward.

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

Other Major Factors Influencing Adjusted Gross Margin
Weather Impact
For the first half of 2023, lower consumption driven by weather experienced primarily during the first quarter resulted in a $9.1 million decrease in adjusted gross margin compared to the same period in 2022. The impact to adjusted gross margin was largely the result of unprecedented temperatures in the Company's northern service territories that were more than 20 percent higher than historical averages. Assuming normal temperatures, as detailed below, adjusted gross margin would have been higher by $10.3 million. The following table summarizes HDD and CDD variances from the 10-year average HDD/CDD ("Normal") for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2023	2022	Variance	2023	2022	Variance
Delmarva Peninsula
Actual HDD	276	394	(118)	2,050	2,575	(525)
10-Year Average HDD ("Normal")	408	412	(4)	2,693	2,667	26
Variance from Normal	(132)	(18)		(643)	(92)
Florida
Actual HDD	26	37	(11)	370	534	(164)
10-Year Average HDD ("Normal")	44	45	(1)	549	542	7
Variance from Normal	(18)	(8)		(179)	(8)
Ohio
Actual HDD	678	604	74	3,062	3,530	(468)
10-Year Average HDD ("Normal")	631	630	1	3,596	3,542	54
Variance from Normal	47	(26)		(534)	(12)
Florida
Actual CDD	937	988	(51)	1,260	1,183	77
10-Year Average CDD ("Normal")	952	945	7	1,144	1,142	2
Variance from Normal	(15)	43		116	41

Natural Gas Distribution Adjusted Gross Margin Growth
The average number of residential customers served on the Delmarva Peninsula increased by approximately 5.5 percent and 5.7 percent, respectively, for the three and six months ended June 30, 2023, while Florida customers increased by 4.0 percent and 4.2 percent, respectively, for the three and six month periods. On the Delmarva Peninsula, a larger percentage of the adjusted gross margin growth was generated from residential growth given the expansion of gas into new housing communities and conversions to natural gas as our distribution infrastructure continues to build out. In Florida, as new communities continue to build out due to population growth and infrastructure is added to support the growth, there is increased load from both residential customers as well as new commercial and industrial customers. The details are provided in the following table:

	Three Months Ended		Six Months Ended
	June 30, 2023		June 30, 2023
(in thousands)	Delmarva Peninsula	Florida	Delmarva Peninsula	Florida
Customer Growth:
Residential	$476	$347	$1,086	$663
Commercial and industrial	241	780	453	1,164
Total Customer Growth (1)	$717	$1,127	$1,539	$1,827
(1) Customer growth amounts for Florida include the effects of revised rates associated with our natural gas base rate proceeding.

Regulated Energy Segment

For the quarter ended June 30, 2023, compared to the quarter ended June 30, 2022:

	Three Months Ended
	June 30,		Increase
	2023	2022	(Decrease)
(in thousands)
Revenue	$101,141	$92,193	$8,948
Regulated natural gas and electric costs	23,886	21,573	2,313
Adjusted gross margin (1)	77,255	70,620	6,635
Operations & maintenance	29,362	26,489	2,873
Depreciation & amortization	13,035	13,140	(105)
Other taxes	5,567	5,150	417
Total operating expenses	47,964	44,779	3,185
Operating income	$29,291	$25,841	$3,450
(1) Adjusted Gross Margin is a non-GAAP measure utilized by Management to review business unit performance. For a more detailed discussion on the differences between Gross Margin (GAAP) and Adjusted Gross Margin, see the Reconciliation of GAAP to Non-GAAP Measures presented above.

Operating income for the Regulated Energy segment for the second quarter of 2023 was $29.3 million, an increase of $3.5 million, or 13.4 percent, over the same period in 2022. Higher operating income reflects contributions from our Florida natural gas base rate proceeding, organic growth in our natural gas distribution businesses, incremental contributions associated with regulated infrastructure programs, and continued pipeline expansion projects. These increases were partially offset by changes in customer consumption due to the continued effects of warmer weather during the quarter. Operating expenses increased by $3.2 million compared to the prior year quarter related to employee costs driven by growth initiatives, the ongoing competitive labor market and higher benefits costs, higher facilities, maintenance and outside services costs and increased property taxes.

Items contributing to the quarter-over-quarter increase in adjusted gross margin are listed in the following table:

(in thousands)
Rate changes associated with the Florida natural gas base rate proceeding (1)	$3,873
Natural gas growth including conversions (excluding service expansions)	1,844
Natural gas transmission service expansions	1,113
Increased adjusted gross margin from off-system natural gas capacity sales	637
Contributions from regulated infrastructure programs	395
Changes in customer consumption - primarily related to weather	(1,148)
Other variances	(79)
Quarter-over-quarter increase in adjusted gross margin**	$6,635
(1) Includes adjusted gross margin contributions from permanent base rates that became effective in March 2023.

The following narrative discussion provides further detail and analysis of the significant items in the foregoing table.

Rate Changes Associated with the Florida Natural Gas Base Rate Proceeding
In March 2023, we obtained a final rate order in connection with the Florida natural gas base rate proceeding with permanent rates effective on March 1, 2023. These permanent rates contributed additional adjusted gross margin of $3.9 million for the three months ended June 30, 2023. Please refer to Note 5, Rates and Other Regulatory Activities, in the condensed consolidated financial statements for additional information.

Natural Gas Distribution Customer Growth
We generated additional adjusted gross margin of $1.8 million from natural gas customer growth. Adjusted gross margin increased by $1.1 million in Florida and $0.7 million on the Delmarva Peninsula for the three months ended June 30, 2023, as compared to the same period in 2022, due primarily to residential customer growth of 4.0 percent and 5.5 percent in Florida and on the Delmarva Peninsula, respectively.

Natural Gas Transmission Service Expansions
We generated increased adjusted gross margin of $1.1 million for the three months ended June 30, 2023 from natural gas transmission service expansions including, Peninsula Pipeline's Wildlight, Lake Wales, Winter Haven, and Beachside projects, FPU natural gas' Clean Energy project and Aspire Energy Express' Guernsey pipeline expansion.

Contributions from Off-System Natural Gas Sales
We generated additional adjusted gross margin of $0.6 million related to off-system natural gas capacity sales for the three months ended June 30, 2023.

Contributions from Regulated Infrastructure Programs
Contributions from regulated infrastructure programs generated incremental adjusted gross margin of $0.4 million in the second quarter of 2023. The increase in adjusted gross margin was primarily related to continued investment in the Eastern Shore's capital surcharge program and FPU Electric's storm protection plan. Refer to Note 5, Rates and Other Regulatory Activities, in the condensed consolidated financial statements for additional information.

Changes in Customer Consumption
The continued effects of warmer weather in the second quarter of 2023 contributed to changes in weather-related consumption resulting in reduced adjusted gross margin of $1.1 million.

Operating Expenses
Items contributing to the quarter-over-quarter increase in operating expenses are listed in the following table:

(in thousands)
Increased payroll, benefits and other employee-related expenses	$1,305
Increased facilities expenses, maintenance costs and outside services	682
Depreciation, amortization and property taxes	474
Increased costs related to credit and collections	345
Other variances	379
Quarter-over-quarter increase in operating expenses	$3,185

For the six months ended June 30, 2023, compared to the six months ended June 30, 2022:

	Six Months Ended
	June 30,		Increase
	2023	2022	(Decrease)
(in thousands)
Revenue	$243,411	$220,084	$23,327
Regulated natural gas and electric costs	79,174	67,016	12,158
Adjusted gross margin (1)	164,237	153,068	11,169
Operations & maintenance	59,698	55,621	4,077
Depreciation & amortization	25,987	26,225	(238)
Other taxes	11,636	10,683	953
Total operating expenses	97,321	92,529	4,792
Operating income	$66,916	$60,539	$6,377
(1) Adjusted Gross Margin is a non-GAAP measure utilized by Management to review business unit performance. For a more detailed discussion on the differences between Gross Margin (GAAP) and Adjusted Gross Margin, see the Reconciliation of GAAP to Non-GAAP Measures presented above.

Operating income for the Regulated Energy segment for the six months ended June 30, 2023 was $66.9 million, an increase of $6.4 million, or 10.5 percent, over the same period in 2022. Higher operating income reflects contributions from our Florida natural gas base rate proceeding, organic growth in our natural gas distribution businesses, continued pipeline expansion projects and incremental contributions associated with regulated infrastructure programs. These increases were partially offset by changes in customer consumption due to significantly warmer weather during the first half of 2023. Operating expenses increased by $4.8 million compared to the prior year related to employee costs driven by growth initiatives, the ongoing competitive labor market and higher benefits costs, higher facilities, maintenance and outside services costs and increased property taxes.

Items contributing to the period-over-period increase in adjusted gross margin are listed in the following table:

(in thousands)
Rate changes associated with the Florida natural gas base rate proceeding (1)	$7,970
Natural gas growth including conversions (excluding service expansions)	3,366
Natural gas transmission service expansions	1,594
Contributions from regulated infrastructure programs	1,193
Changes in customer consumption - primarily related to weather	(3,013)
Eastern Shore contracted rate adjustments	(285)
Other variances	344
Period-over-period increase in adjusted gross margin**	$11,169
(1) Includes adjusted gross margin comprised of both interim rates and permanent base rates that became effective in March 2023.

The following narrative discussion provides further detail and analysis of the significant items in the foregoing table.

Rate Changes Associated with the Florida Natural Gas Base Rate Proceeding
In August 2022, the Florida PSC approved interim rates starting in September 2022. In March 2023, we obtained a final rate order in connection with the Florida natural gas base rate proceeding with permanent rates effective on March 1, 2023. These interim and permanent rates contributed additional adjusted gross margin of $8.0 million. Please refer to Note 5, Rates and Other Regulatory Activities, in the condensed consolidated financial statements for additional information.

Natural Gas Distribution Customer Growth
We generated additional adjusted gross margin of $3.4 million from natural gas customer growth. Adjusted gross margin increased by $1.8 million in Florida and $1.6 million on the Delmarva Peninsula for the six months ended June 30, 2023, as compared to the same period in 2022, due primarily to residential customer growth of 4.2 percent and 5.7 percent in Florida and on the Delmarva Peninsula, respectively.

Natural Gas Transmission Service Expansions
We generated increased adjusted gross margin of $1.6 million for the six months ended June 30, 2023 from natural gas transmission service expansions including, Peninsula Pipeline's Wildlight, Lake Wales, Winter Haven, and Beachside projects, FPU natural gas' Clean Energy project and Aspire Energy Express' Guernsey pipeline expansion.

Contributions from Regulated Infrastructure Programs
Contributions from regulated infrastructure programs generated incremental adjusted gross margin of $1.2 million for the six months ended June 30, 2023. The increase in adjusted gross margin was primarily related to Eastern Shore's capital surcharge program, and FPU Electric's storm protection plan. Refer to Note 5, Rates and Other Regulatory Activities, in the condensed consolidated financial statements for additional information.

Changes in Customer Consumption
Significantly warmer weather experienced during the first half of 2023 contributed to changes in weather-related consumption resulting in reduced adjusted gross margin of $3.0 million for the six months ended June 30, 2023. The Delmarva Peninsula and Florida were warmer by approximately 20 percent and 31 percent, respectively, for the six months ended June 30, 2023 compared to the same period in 2022.

Eastern Shore Contracted Rate Adjustments
Adjustments to contracted rates charged to various Eastern Shore customers resulted in reduced adjusted gross margin of $0.3 million for the six months ended June 30, 2023 compared to the same period in 2022.

Operating Expenses
Items contributing to the period-over-period increase in operating expenses are listed in the following table:

(in thousands)
Payroll, benefits and other employee-related expenses	$1,598
Increased facilities expenses, maintenance costs and outside services	1,064
Depreciation, amortization and property tax costs due to new capital investments	893
Increased costs related to credit and collections	426
Other variances	811
Period-over-period increase in operating expenses	$4,792

Unregulated Energy Segment

For the quarter ended June 30, 2023, compared to the quarter ended June 30, 2022:

	Three Months Ended
	June 30,		Increase
	2023	2022	(Decrease)
(in thousands)
Revenue	$40,751	$53,463	$(12,712)
Unregulated propane and natural gas costs	18,116	31,701	(13,585)
Adjusted gross margin (1)	22,635	21,762	873
Operations & maintenance	18,196	16,127	2,069
Depreciation & amortization	4,269	4,074	195
Other taxes	1,163	1,001	162
Total operating expenses	23,628	21,202	2,426
Operating Income (Loss)	$(993)	$560	$(1,553)
(1) Adjusted Gross Margin is a non-GAAP measure utilized by Management to review business unit performance. For a more detailed discussion on the differences between Gross Margin (GAAP) and Adjusted Gross Margin, see the Reconciliation of GAAP to Non-GAAP Measures presented above.

Operating results for the Unregulated Energy segment for the second quarter of 2023 experienced a reduction of $1.6 million compared to the same period in 2022. Adjusted gross margin in the Unregulated Energy segment during the second quarter was impacted by changes in customer consumption due to continued warmer weather in our Mid-Atlantic service territories and the conversion of propane customers to our natural gas distribution service. Additionally, we experienced increased operating expenses associated with higher employee costs driven by the continued competition in the current labor market and increased benefit costs, increased property taxes and higher costs related to facilities, maintenance, and outside services. These factors were partially offset by increased propane margins and fees and continued demand for CNG, RNG and LNG services.
Items contributing to the quarter-over-quarter increase in adjusted gross margin are listed in the following table:

(in thousands)
Propane Operations
Increased propane margins and service fees	$1,512
Reduced customer consumption due to conversion of customers to our natural gas system	(591)
Propane customer consumption - primarily weather related	(381)
CNG/RNG/LNG Transportation and Infrastructure
Increased demand for CNG/RNG/LNG Services	478
Aspire Energy
Reduced customer consumption - primarily weather related	(45)
Other variances	(100)
Quarter-over-quarter increase in adjusted gross margin	$873
The following narrative discussion provides further detail and analysis of the significant items in the foregoing table.
Propane Operations
•Increased Propane Margins and Service Fees - Adjusted gross margin increased by $1.5 million for the three months ended June 30, 2023, mainly due to increased margins and customer service fees. These market conditions, which include market pricing and competition with other propane suppliers, as well as the availability and price of alternative energy sources, may fluctuate based on changes in demand, supply and other energy commodity prices.
•Reduced customer consumption due to conversion of customers to our natural gas system - Adjusted gross margin decreased by $0.6 million as more customers converted from propane to our natural gas distribution service.
•Propane customer consumption - Adjusted gross margin decreased by $0.4 million due to reduced customer consumption as weather mainly on the Delmarva Peninsula continued to remain significantly warmer relative to the prior year.
CNG/RNG/LNG Transportation and Infrastructure
•Increased demand for CNG/RNG/LNG services - Adjusted gross margin increased by $0.5 million during the second quarter of 2023 as compared to the same period in the prior year due to higher demand for CNG hold services and contributions from the Aspire Noble Road RNG project .
Aspire Energy
•Reduced Customer Consumption - Adjusted gross margin was reduced by less than $0.1 million due to reduced demand as weather in Ohio remained warmer compared to the same period in the prior year.

Operating Expenses
Items contributing to the quarter-over-quarter increase in operating expenses are listed in the following table:

(in thousands)
Increased payroll, benefits and other employee-related expenses	$1,908
Increased depreciation, amortization and property tax costs	311
Increased facilities expenses, maintenance costs and outside services	291
Other variances	(84)
Quarter-over-quarter increase in operating expenses	$2,426

For the six months ended June 30, 2023, compared to the six months ended June 30, 2022:

	Six Months Ended
	June 30,		Increase
	2023	2022	(Decrease)
(in thousands)
Revenue	$123,916	$154,754	$(30,838)
Unregulated propane and natural gas costs	58,687	89,708	(31,021)
Adjusted gross margin (1)	65,229	65,046	183
Operations & maintenance	37,810	34,211	3,599
Depreciation & amortization	8,503	7,954	549
Other taxes	2,664	2,268	396
Total operating expenses	48,977	44,433	4,544
Operating Income	$16,252	$20,613	$(4,361)
Operating results for the Unregulated Energy segment for the six months ended June 30, 2023 decreased by $4.4 million compared to the same period in 2022. Operating results during the first half of 2023 were impacted by changes in customer consumption due to significantly warmer weather in our Mid-Atlantic service territories as well as the conversion of propane customers to our natural gas distribution service. Additionally, we experienced increased operating expenses associated with higher employee related expenses driven by the continued competition in the current labor market and higher benefit costs, increased costs for facilities, maintenance, and outside services and higher property taxes. These factors were partially offset by increased propane margins and fees and continued demand for CNG, RNG and LNG services.
Items contributing to the period-over-period increase in adjusted gross margin are listed in the following table:

(in thousands)
Propane Operations
Propane customer consumption - primarily weather related	$(4,924)
Increased propane margins and service fees	4,576
Decreased customer consumption due to conversion of customers to our natural gas system	(591)
CNG/RNG/LNG Transportation and Infrastructure
Increased demand for CNG/RNG/LNG Services	1,766
Aspire Energy
Reduced customer consumption - primarily weather related	(553)
Other variances	(91)
Period-over-period increase in adjusted gross margin	$183
The following narrative discussion provides further detail and analysis of the significant items in the foregoing table.
Propane Operations
•Propane customer consumption - Adjusted gross margin fell by $4.9 million as a result of reduced customer consumption driven by significantly warmer weather in our Mid-Atlantic and North Carolina service areas experienced primarily during the first quarter which continued to a lesser extent through the second quarter.
•Increased Propane Margins and Service Fees - Adjusted gross margin increased by $4.6 million for the six months ended June 30, 2023, mainly due to increased margins and customer service fees. Propane margins also increased due to gains associated with our SWAP agreements. These market conditions, which include market pricing and competition with other propane suppliers, as well as the availability and price of alternative energy sources, may fluctuate based on changes in demand, supply and other energy commodity prices.
•Reduced customer consumption due to conversion of customers to our natural gas system - Adjusted gross margin fell by $0.6 million as more customers converted from propane to our natural gas distribution service.

CNG/RNG/LNG Transportation and Infrastructure
•Increased demand for CNG/RNG/LNG services - Adjusted gross margin increased by $1.8 million during the first half of the year as compared to the same period in the prior year due to higher demand for CNG hold services and contributions from the Aspire Noble Road RNG project.
Aspire Energy
•Reduced Customer Consumption - Adjusted gross margin was reduced by $0.6 million due to reduced demand as weather in Ohio was approximately 13 percent warmer over the same period in the prior year.

Operating Expenses
Items contributing to the quarter-over-quarter increase in operating expenses are listed in the following table:

(in thousands)
Increased payroll, benefits and other employee-related expenses	$2,733
Increased facilities expenses, maintenance costs and outside services	889
Increased depreciation, amortization and property tax costs	836
Other variances	86
Period-over-period increase in operating expenses	$4,544

OTHER INCOME, NET
For the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022
Other income, net, which includes non-operating investment income, interest income, late fees charged to customers, gains or losses from the sale of assets and pension and other benefits expense, decreased by $1.8 million in the second quarter of 2023. This was primarily attributable to lower gains on asset sales, including the absence of a one-time gain of $1.9 million related to a building sale during the second quarter of 2022, and higher pension related expenses compared to the same period in 2022.

For the six months ended June 30, 2023 compared to the six months ended June 30, 2022
Other income, net, which includes non-operating investment income, interest income, late fees charged to customers, gains or losses from the sale of assets and pension and other benefits expense, decreased by $2.4 million in the six months ended June 30, 2023. This was primarily attributable to lower gains on asset sales, including the absence of a one-time gain referred to above, and higher pension related expenses compared to the same period in 2022.

INTEREST CHARGES
For the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022
Interest charges for the three months ended June 30, 2023 increased by $1.1 million, compared to the same period in 2022, attributable primarily to $0.9 million in interest expense as a result of a long-term debt placement in 2023 and $0.7 million in higher interest rates on outstanding borrowings under our Revolver. These factors were partially offset by higher capitalized interest of $0.4 million associated with growth projects. The weighted-average interest rate on our Revolver borrowings was 5.25 percent during the second quarter of 2023 compared to 1.52 percent during the prior-year period as a result of the Federal Reserve raising interest rates throughout 2022 and through the second quarter of 2023. Any additional increases in interest rates by the Federal Reserve would have a corresponding increase in the interest rates charged under our Revolver.

For the six months ended June 30, 2023 compared to the six months ended June 30, 2022
Interest charges for the six months ended June 30, 2023 increased by $3.0 million, compared to the same period in 2022, attributable to $2.6 million primarily related to higher interest rates on outstanding borrowings under our Revolver and $1.1 million in interest expense as a result of a long-term debt placement in 2022 and 2023. These factors were partially offset by higher capitalized interest of $0.8 million associated with growth projects. The weighted-average interest rate on our Revolver borrowings was 5.18 percent during the six months ended June 30, 2023 compared to 1.12 percent during the prior-year period as a result of the Federal Reserve raising interest rates throughout 2022 and during the six months ended June 30, 2023. Any additional increases in interest rates by the Federal Reserve would have a corresponding increase in the interest rates charged under our Revolver.

INCOME TAXES
For the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022
Income tax expense was $6.1 million for the quarter ended June 30, 2023, compared to $6.2 million for the quarter ended June 30, 2022. Our effective income tax rate was 27.4 percent and 26.6 percent, for the three months ended June 30, 2023 and 2022, respectively.

For the six months ended June 30, 2023 compared to the six months ended June 30, 2022
Income tax expense was $17.7 million for the six months ended June 30, 2023, compared to $19.7 million for the six months ended June 30, 2022. Our effective income tax rate was 25.2 percent and 26.7 percent, for the six months ended June 30, 2023 and 2022, respectively. Income tax expense for the six months ended June 30, 2023 includes a $1.3 million benefit in deferred tax expense resulting from a reduction in the Pennsylvania state income tax rate. Excluding this change, our effective income tax rate was 27.0 percent for the six months ended June 30, 2023.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Our capital requirements reflect the capital-intensive and seasonal nature of our business and are principally attributable to investment in new plant and equipment, retirement of outstanding debt and seasonal variability in working capital. We rely on cash generated from operations, short-term borrowings, and other sources to meet normal working capital requirements and to temporarily finance capital expenditures. We may also issue long-term debt and equity to fund capital expenditures and to maintain our capital structure within our target capital structure range. We maintain an effective shelf registration statement with the SEC for the issuance of shares of common stock in various types of equity offerings, including shares of common stock under an ATM equity program, as well as an effective registration statement with respect to the DRIP. Depending on our capital needs and subject to market conditions, in addition to other possible debt and equity offerings, we may consider issuing additional shares under the direct share purchase component of the DRIP and/or under an ATM equity program.
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
Capital expenditures for investments in new or acquired plant and equipment are our largest capital requirements. Our capital expenditures were $91.9 million for the six months ended June 30, 2023. In the table below, we have provided the range of our forecasted capital expenditures for 2023:

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

The 2023 forecast, excluding acquisitions, includes capital expenditures associated with the following: Pipeline expansions related to the Eastern Shore Southern Expansion project, the Florida Beachside Pipeline, the Wildlight pipeline expansion, other small pipeline expansion opportunities and continued distribution system expansions including the Wildlight development in Florida. Furthermore, the 2023 forecast includes continued expenditures under, the capital cost surcharge program as well as information technology system enhancements, and other strategic initiatives and investments.

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
The following table presents our capitalization, excluding and including short-term borrowings, as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
(in thousands)
Long-term debt, net of current maturities	$645,742	43%	$578,388	41%
Stockholders’ equity	864,228	57%	832,801	59%
Total capitalization, excluding short-term debt	$1,509,970	100%	$1,411,189	100%

	June 30, 2023		December 31, 2022
(in thousands)
Short-term debt	$95,807	6%	$202,157	12%
Long-term debt, including current maturities	665,736	41%	599,871	37%
Stockholders’ equity	864,228	53%	832,801	51%
Total capitalization, including short-term debt	$1,625,771	100%	$1,634,829	100%
Our target ratio of equity to total capitalization, including short-term borrowings, is between 50 and 60 percent. Our equity to total capitalization ratio, including short-term borrowings, was 53 percent as of June 30, 2023. We seek to align permanent financing with the in-service dates of our capital projects. We may utilize more temporary short-term debt when the financing cost is attractive as a bridge to the permanent long-term financing or if the equity markets are volatile.
During the first half of 2023, there were no issuances under the DRIP. In 2022, we issued less than 0.1 million shares at an average price per share of $136.26 and received net proceeds of $4.5 million under the DRIP. See Note 9, Stockholders’ Equity, in the condensed consolidated financial statements for additional information on commissions and fees paid in connection with these issuances.
Shelf Agreements
We have entered into Shelf Agreements with Prudential and MetLife, whom are under no obligation to purchase any unsecured debt. In February 2023, we amended our Shelf Agreements with Prudential and MetLife. The amended agreements expanded the total borrowing capacity and extended the term of the agreements for an additional three years from the effective date. The following table summarizes our Shelf Agreements at June 30, 2023:

(in thousands)	Total Borrowing Capacity	Less: Amount of Debt Issued	Less: Unfunded Commitments	Remaining Borrowing Capacity
Shelf Agreement (1)
Prudential Shelf Agreement	$405,000	$(300,000)	$—	$105,000
MetLife Shelf Agreement	200,000	(50,000)	—	150,000
Total Shelf Agreements as of June 30, 2023	$605,000	$(350,000)	$—	$255,000
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

Short-term Borrowings
We are authorized by our Board of Directors to borrow up to $400.0 million of short-term debt, as required. At June 30, 2023 and December 31, 2022, we had $95.8 million and $202.2 million, respectively, of short-term borrowings outstanding at a weighted average interest rate of 5.33 percent and 5.04 percent respectively.
In August 2022, we amended both tranches of the Revolver, which now bear interest using SOFR as the benchmark interest rate, plus a 10-basis point SOFR adjustment. In addition, the 364-day tranche was extended through August 2023. We expect to renew the 364-day tranche of the Revolver upon its current expiration. As part of these amendments, the parties agreed to eliminate the previous covenant capping the aggregate investments limit at $150.0 million where we maintain an ownership interest less than 50 percent. Additionally, the 364 day tranche of the facility now offers a reduced interest margin similar to the five-year tranche for amounts borrowed in connection with new sustainable investments. All other terms and conditions remained unchanged. Borrowings outstanding under the sustainable investment sublimit of the 364-day tranche amounted to $9.4 million at June 30, 2023.
The availability of funds under the Revolver is subject to conditions specified in the credit agreement, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in the Revolver's loan documents. We are required by the financial covenants in the Revolver to maintain, at the end of each fiscal year, a funded indebtedness ratio of no greater than 65 percent. As of June 30, 2023, we are in compliance with this covenant.

The 364-day tranche of the Revolver expires in August 2023 and the five-year tranche expires in August 2026, both of which are available to fund our short-term cash needs to meet seasonal working capital requirements and to temporarily fund portions of our capital expenditures. Borrowings under both tranches of the Revolver are subject to a pricing grid, including the commitment fee and the interest rate charged based upon our total indebtedness to total capitalization ratio for the prior quarter. As of June 30, 2023, the pricing under the 364-day tranche of the Revolver included an unused commitment fee of 9 basis points and maintains an interest rate of 70 basis points over SOFR plus a 10 basis point SOFR adjustment. As of June 30, 2023, the pricing under the five-year tranche of the Revolver included an unused commitment fee of 9 basis points and an interest rate of 95 basis points over SOFR plus a 10 basis point SOFR adjustment.

Our total available credit under the Revolver at June 30, 2023 was $298.3 million. As of June 30, 2023, we had issued $5.9 million in letters of credit to various counterparties under the Revolver. These letters of credit are not included in the outstanding short-term borrowings and we do not anticipate that they will be drawn upon by the counterparties. The letters of credit reduce the available borrowings under the Revolver.
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

Cash Flows
The following table provides a summary of our operating, investing and financing cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$148,983	$123,795
Investing activities	(88,991)	(64,167)
Financing activities	(62,027)	(60,418)
Net (decrease) increase in cash and cash equivalents	(2,035)	(790)
Cash and cash equivalents—beginning of period	6,204	4,976
Cash and cash equivalents—end of period	$4,169	$4,186

Cash Flows Provided by Operating Activities
Changes in our cash flows from operating activities are attributable primarily to changes in net income, adjusted for non-cash items such as depreciation and amortization, changes in deferred income taxes, share-based compensation expense and working capital. Working capital requirements are determined by a variety of factors, including weather, the prices of natural gas, electricity and propane, the timing of customer collections, payments for purchases of natural gas, electricity and propane, and deferred fuel cost recoveries.

During the six months ended June 30, 2023, net cash provided by operating activities was $149.0 million. Operating cash flows were primarily impacted by the following:
•Net income, adjusted for non-cash adjustments, provided a $93.7 million source of cash;
•Changes in net regulatory assets and liabilities due primarily to the change in fuel costs collected through the various cost recovery mechanisms resulted in a $28.8 million source of cash;
•Other working capital changes, impacted primarily by a reduction in net receivables and propane inventory levels, resulted in a $19.6 million source of cash; and
•An increased level of deferred taxes associated with incremental tax depreciation from growth investments resulted in a source of cash of $5.7 million.

Cash Flows Used in Investing Activities

Net cash used in investing activities totaled $89.0 million during the six months ended June 30, 2023, largely driven by $90.3 million for new capital expenditures.

Cash Flows Used in Financing Activities

Net cash used in financing activities totaled $62.0 million during the six months ended June 30, 2023 and included the following:
•Net repayments under the Revolver of $104.2 million;
•A use of cash of $19.0 million for dividend payments in 2023; partially offset by
•A net increase in long-term debt borrowings of $65.8 million to permanently finance investment in growth initiatives.
Off-Balance Sheet Arrangements
The Board of Directors has authorized us to issue corporate guarantees securing obligations of our subsidiaries and to obtain letters of credit securing our subsidiaries' obligations. The maximum authorized liability under such guarantees and letters of credit as of June 30, 2023 was $20.0 million. The aggregate amount guaranteed related to our subsidiaries at June 30, 2023 was $14.2 million, with the guarantees expiring on various dates through May 2024. In addition, the Board has authorized us to issue specific purpose corporate guarantees. The amount of specific purpose guarantees outstanding at June 30, 2023 was $4.0 million.
As of June 30, 2023, we have issued letters of credit totaling approximately $5.9 million related to the electric transmission services for FPU's electric division, the firm transportation service agreement between TETLP and our Delaware and Maryland divisions, to our current and previous primary insurance carriers. These letters of credit have various expiration dates through April

2024. We have not drawn upon these letters of credit as of June 30, 2023 and do not anticipate that the counterparties will draw upon these letters of credit. We expect that they will be renewed to the extent necessary in the future. Additional information is presented in Note 7, Other Commitments and Contingencies, in the condensed consolidated financial statements.

Contractual Obligations
There has been no material change in the contractual obligations presented in our 2022 Annual Report on Form 10-K, except for commodity purchase obligations entered into in the ordinary course of our business. The following table summarizes commodity purchase contract obligations at June 30, 2023:

	Payments Due by Period
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
(in thousands)
Purchase obligations - Commodity (1)	$47,157	$—	$—	$—	$47,157
Total	$47,157	$—	$—	$—	$47,157

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

The following table reflects the changes in the fair market value of financial derivatives contracts related to propane purchases and sales from December 31, 2022 to June 30, 2023:

(in thousands)	Balance at December 31, 2022	(Decrease) in Fair Market Value	Less Amounts Settled	Balance at June 30, 2023
Sharp	$1,507	$(3,169)	$174	$(1,488)

There were no changes in methods of valuations during the six months ended June 30, 2023.

The following is a summary of fair market value of financial derivatives as of June 30, 2023, by method of valuation and by maturity for each fiscal year period.

(in thousands)	2023	2024	2025	2026	Total Fair Value
Price based on Mont Belvieu - Sharp	$(491)	$(847)	$(133)	$(17)	$(1,488)

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and Chief Financial Officer of Chesapeake Utilities, with the participation of other Company officials, have evaluated our “disclosure controls and procedures” (as such term is defined under Rules 13a-15(e) and 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2023. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Company Purchases of Equity Securities

Share repurchases during the three months ended June 30, 2023 were as follows:

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
Period	Purchased	per Share	or Programs (2)	or Programs (2)
April 1, 2023 through April 30, 2023 (1)	450	$130.12	—	—
May 1, 2023 through May 31, 2023	—	—	—	—
June 1, 2023 through June 30, 2023	—	—	—	—
Total	450	$130.12	—	—

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

Item 3. Defaults upon Senior Securities
None.

Item 5. Other Information

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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
Date: August 3, 2023