Form 10-K/A
period 2022-12-31
CHESAPEAKE UTILITIES CORP
filed 2023-10-23
CIK 19745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO.1
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
Portions of the Chesapeake Utilities Corporation Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated by reference in Part II and Part III.

EXPLANATORY NOTE

Chesapeake Utilities Corporation (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2023 (the “Original 10-K”). This Amendment is being filed solely for correcting administrative errors related to an inaccurate date contained in the table of contents and language appearing in the Critical Audit Matter section of the Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements and Internal Control over Financial Reporting.

As required by Rule 12b-15 under the Exchange Act, the Company is including in this Amendment certifications from its Principal Executive Officer and Principal Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act as exhibits to this Amendment. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5, of the certifications have been omitted.

Except as described above, this Amendment does not modify or update disclosures in, or exhibits to, the Original Form 10-K. Furthermore, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s filings with the SEC subsequent to the filing of the Original Form 10-K.

CHESAPEAKE UTILITIES CORPORATION
FORM 10-K
YEAR ENDED DECEMBER 31, 2022

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

Chesapeake Utilities Corporation 2022 Form 10-K/A Page 1

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

As described in Notes 2 and 10 to the consolidated financial statements, the Company has recorded goodwill within the Unregulated Energy reportable segment as of December 31, 2022, all of which relates to the three reporting units listed above. To test goodwill for impairment, the Company uses a present value technique based on discounted cash flows to estimate the fair value of its reporting units. Management’s testing of goodwill as of December 31, 2022 indicated no impairment.

We determined the goodwill impairment assessment for the three reporting units listed above was a critical audit matter because the fair value estimates require significant estimates and assumptions by management, including those relating to future revenue and operating margin forecasts and discount rates. Testing these estimates involved increased auditor judgment and effort.

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

Philadelphia, Pennsylvania
February 22, 2023
Chesapeake Utilities Corporation 2022 Form 10-K/A     Page 2

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
October 23, 2023
Chesapeake Utilities Corporation 2022 Form 10-K/A Page 3