Form 10-Q
period 2023-09-30
CHESAPEAKE UTILITIES CORP
filed 2023-11-02
CIK 19745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2023
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Common Stock, par value $0.4867 — 17,796,741 shares outstanding as of October 27, 2023.

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

Elkton Gas: Elkton Gas Company, a wholly-owned subsidiary of Chesapeake Utilities

ESG: Environmental, Social and Governance

FASB: Financial Accounting Standards Board

FCG: Pivotal Utility Holdings, Inc, a wholly-owned subsidiary of Florida Power & Light Company, doing business as Florida City Gas, which the Company has entered into a definitive agreement to acquire
FERC: Federal Energy Regulatory Commission
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
LNG: Liquefied Natural Gas
Marlin Gas Services: Marlin Gas Services, LLC, a wholly-owned subsidiary of Chesapeake Utilities
MetLife: MetLife Investment Advisors, an institutional debt investment management firm, with which we have previously issued Senior Notes and which is a party to the current MetLife Shelf Agreement, as amended
MGP: Manufactured gas plant, which is a site where coal was previously used to manufacture gaseous fuel for industrial, commercial and residential use
Peninsula Pipeline: Peninsula Pipeline Company, Inc., a wholly-owned subsidiary of Chesapeake Utilities
Peoples Gas: Peoples Gas System, an Emera Incorporated subsidiary
Prudential: Prudential Investment Management Inc., an institutional investment management firm, with which Chesapeake Utilities entered into a previous Shelf Agreement and issued Shelf Notes
PSC: Public Service Commission, which is the state agency that regulates utility rates and/or services in certain of our jurisdictions
Revolver: Our $375.0 million unsecured revolving credit facility with certain lenders
RNG: Renewable natural gas
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
(in thousands, except shares and per share data)
Operating Revenues
Regulated Energy	$102,411	$90,980	$345,822	$311,064
Unregulated Energy and other	29,136	40,073	139,447	182,339
Total Operating Revenues	131,547	131,053	485,269	493,403
Operating Expenses
Natural gas and electric costs	26,518	21,248	105,692	88,264
Propane and natural gas costs	10,576	22,958	55,786	100,236
Operations	41,217	40,182	128,147	120,981
Transaction-related expenses	3,899	—	3,899	—
Maintenance	5,125	4,501	15,487	13,273
Depreciation and amortization	17,610	17,339	52,096	51,532
Other taxes	6,374	6,177	20,674	19,136
Total Operating Expenses	111,319	112,405	381,781	393,422
Operating Income	20,228	18,648	103,488	99,981
Other income (expense), net	(72)	957	1,036	4,454
Interest charges	7,076	6,240	21,272	17,404
Income Before Income Taxes	13,080	13,365	83,252	87,031
Income Taxes	3,673	3,703	21,368	23,385
Net Income	$9,407	$9,662	$61,884	$63,646

Weighted Average Common Shares Outstanding:
Basic	17,796,741	17,737,984	17,783,787	17,715,845
Diluted	17,857,784	17,819,373	17,847,288	17,797,001
Earnings Per Share of Common Stock:
Basic	$0.53	$0.54	$3.48	$3.59
Diluted	$0.53	$0.54	$3.47	$3.58

The accompanying notes are an integral part of these condensed consolidated financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
(in thousands)
Net Income	$9,407	$9,662	$61,884	$63,646
Other Comprehensive Income (Loss), net of tax:
Employee Benefits, net of tax:
Reclassifications of amortization of prior service credit and actuarial loss, net of tax of $3, $6, $10 and $19, respectively	11	18	32	53
Cash Flow Hedges, net of tax:
Net (loss) gain on commodity contract cash flow hedges, net of tax of $525, $(1,083), $(250) and $(246), respectively	1,385	(2,865)	(660)	(613)
Reclassifications of net loss (gain) on commodity contract cash flow hedges, net of tax $124, $(28), $76 and $(869), respectively	328	(74)	202	(2,294)
Net gain on interest rate swap cash flow hedges, net of tax of $112, $54, $325 and $54, respectively	316	153	928	153
Reclassifications of net (gain) on interest rate swap cash flow hedges, net of tax of $(42), $0, $(92) and $0, respectively	(118)	—	(260)	—
Total Other Comprehensive Income (Loss), net of tax	1,922	(2,768)	242	(2,701)
Comprehensive Income	$11,329	$6,894	$62,126	$60,945
The accompanying notes are an integral part of these condensed consolidated financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

Assets	September 30, 2023	December 31, 2022
(in thousands, except shares and per share data)
Property, Plant and Equipment
Regulated Energy	$1,916,585	$1,802,999
Unregulated Energy	404,924	393,215
Other businesses and eliminations	28,802	29,890
Total property, plant and equipment	2,350,311	2,226,104
Less: Accumulated depreciation and amortization	(503,897)	(462,926)
Plus: Construction work in progress	61,843	47,295
Net property, plant and equipment	1,908,257	1,810,473
Current Assets
Cash and cash equivalents	1,793	6,204
Trade and other receivables	47,397	65,758
Less: Allowance for credit losses	(2,405)	(2,877)
Trade and other receivables, net	44,992	62,881
Accrued revenue	15,229	29,206
Propane inventory, at average cost	7,001	9,365
Other inventory, at average cost	17,593	16,896
Regulatory assets	19,111	41,439
Storage gas prepayments	5,063	6,364
Income taxes receivable	5,340	2,541
Prepaid expenses	17,179	15,865
Derivative assets, at fair value	2,328	2,787
Other current assets	1,837	428
Total current assets	137,466	193,976
Deferred Charges and Other Assets
Goodwill	46,213	46,213
Other intangible assets, net	16,518	17,859
Investments, at fair value	11,084	10,576
Derivative assets, at fair value	425	982
Operating lease right-of-use assets	12,842	14,421
Regulatory assets	91,678	108,214
Receivables and other deferred charges	16,263	12,323
Total deferred charges and other assets	195,023	210,588
Total Assets	$2,240,746	$2,215,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

Capitalization and Liabilities	September 30, 2023	December 31, 2022
(in thousands, except shares and per share data)
Capitalization
Stockholders’ equity
Preferred stock, par value $0.01 per share (authorized 2,000,000 shares), no shares issued and outstanding	$—	$—
Common stock, par value $0.4867 per share (authorized 50,000,000 shares)	8,662	8,635
Additional paid-in capital	382,551	380,036
Retained earnings	476,601	445,509
Accumulated other comprehensive income (loss)	(1,137)	(1,379)
Deferred compensation obligation	8,987	7,060
Treasury stock	(8,987)	(7,060)
Total stockholders’ equity	866,677	832,801
Long-term debt, net of current maturities	643,801	578,388
Total capitalization	1,510,478	1,411,189
Current Liabilities
Current portion of long-term debt	20,000	21,483
Short-term borrowing	118,570	202,157
Accounts payable	53,729	61,496
Customer deposits and refunds	40,228	37,152
Accrued interest	4,985	3,349
Dividends payable	10,500	9,492
Accrued compensation	9,831	14,660
Regulatory liabilities	9,092	5,031
Derivative liabilities, at fair value	828	585
Other accrued liabilities	20,647	13,618
Total current liabilities	288,410	369,023
Deferred Credits and Other Liabilities
Deferred income taxes	264,541	256,167
Regulatory liabilities	145,092	142,989
Environmental liabilities	2,562	3,272
Other pension and benefit costs	17,133	16,965
Derivative liabilities, at fair value	101	1,630
Operating lease - liabilities	11,040	12,392
Deferred investment tax credits and other liabilities	1,389	1,410
Total deferred credits and other liabilities	441,858	434,825
Environmental and other commitments and contingencies (Notes 6 and 7)
Total Capitalization and Liabilities	$2,240,746	$2,215,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
(in thousands)
Operating Activities
Net income	$61,884	$63,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,096	51,532
Depreciation and accretion included in other costs	8,562	8,280
Deferred income taxes	8,297	16,216
Realized gain on commodity contracts and sale of assets	(883)	(7,247)
Unrealized (gain) loss on investments/commodity contracts	(821)	2,358
Employee benefits and compensation	315	(780)
Share-based compensation	4,857	4,705
Changes in assets and liabilities:
Accounts receivable and accrued revenue	31,866	30,692
Propane inventory, storage gas and other inventory	2,968	(3,338)
Regulatory assets/liabilities, net	33,492	(27,454)
Prepaid expenses and other current assets	(2,765)	5,528
Accounts payable and other accrued liabilities	(11,128)	(809)
Income taxes receivable/payable	(2,799)	(1,399)
Customer deposits and refunds	3,076	1,337
Accrued compensation	(5,103)	(5,445)
Other assets and liabilities, net	(567)	(1,812)
Net cash provided by operating activities	183,347	136,010
Investing Activities
Property, plant and equipment expenditures	(137,684)	(98,028)
Proceeds from sale of assets	2,651	3,544
Acquisitions, net of cash acquired	—	(2,006)
Environmental expenditures	(710)	(637)
Net cash used in investing activities	(135,743)	(97,127)
Financing Activities
Common stock dividends	(29,509)	(25,867)
Issuance of stock under the Dividend Reinvestment Plan, net of offering fees	(28)	4,438
Tax withholding payments related to net settled stock compensation	(2,455)	(2,838)
Change in cash overdrafts due to outstanding checks	(2,157)	(189)
Net repayments under line of credit agreements	(81,697)	(54,289)
Proceeds from long-term debt, net of offering fees	79,840	49,859
Repayment of long-term debt	(16,009)	(12,493)
Net cash used in financing activities	(52,015)	(41,379)
Net Increase (Decrease) in Cash and Cash Equivalents	(4,411)	(2,496)
Cash and Cash Equivalents—Beginning of Period	6,204	4,976
Cash and Cash Equivalents—End of Period	$1,793	$2,480
The accompanying notes are an integral part of these condensed consolidated financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock (1)
(in thousands, except shares and per share data)	Number of Shares(2)	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Treasury Stock	Total
Balance at June 30, 2022	17,734,794	$8,632	$376,866	$428,833	$1,370	$7,018	$(7,018)	$815,701
Net income	—	—	—	9,662	—	—	—	9,662
Other comprehensive loss	—	—	—	—	(2,768)	—	—	(2,768)
Dividend declared ($0.535 per share)	—	—	—	(9,554)	—	—	—	(9,554)
Issuance under various plans (3)	2,939	1	364	—	—	—	—	365
Share-based compensation and tax benefit (4) (5)	1,052	1	1,031	—	—	—	—	1,032
Treasury stock activities	—	—	—	—	—	(15)	15	—
Balance at September 30, 2022	17,738,785	$8,634	$378,261	$428,941	$(1,398)	$7,003	$(7,003)	$814,438

Balance at December 31, 2021	17,655,410	$8,593	$371,162	$393,072	$1,303	$7,240	$(7,240)	$774,130
Net income	—	—	—	63,646	—	—	—	63,646
Other comprehensive loss	—	—	—	—	(2,701)	—	—	(2,701)
Dividends declared ($1.550 per share)	—	—	—	(27,777)	—	—	—	(27,777)
Issuance under various plans (3)	36,785	18	4,977	—	—	—	—	4,995
Share-based compensation and tax benefit (4) (5)	46,590	23	2,122	—	—	—	—	2,145
Treasury stock activities	—	—	—	—	—	(237)	237	—
Balance at September 30, 2022	17,738,785	$8,634	$378,261	$428,941	$(1,398)	$7,003	$(7,003)	$814,438

Balance at June 30, 2023	17,796,741	$8,662	$380,830	$477,795	$(3,059)	$9,001	$(9,001)	$864,228
Net income	—	—	—	9,407	—	—	—	9,407
Other comprehensive loss	—	—	—	—	1,922	—	—	1,922
Dividend declared ($0.590 per share)	—	—	—	(10,601)	—	—	—	(10,601)
Issuance under various plans (3)	—	—	(2)	—	—	—	—	(2)
Share-based compensation and tax benefit (4) (5)	—	—	1,723	—	—	—	—	1,723
Treasury stock activities	—	—	—	—	—	(14)	14	—
Balance at September 30, 2023	17,796,741	$8,662	$382,551	$476,601	$(1,137)	$8,987	$(8,987)	$866,677

Balance at December 31, 2022	17,741,418	$8,635	$380,036	$445,509	$(1,379)	$7,060	$(7,060)	$832,801
Net income	—	—	—	61,884	—	—	—	61,884
Other comprehensive loss	—	—	—	—	242	—	—	242
Dividends declared ($1.715 per share)	—	—	—	(30,792)	—	—	—	(30,792)
Issuance under various plans (3)	—	—	(21)	—	—	—	—	(21)
Share-based compensation and tax benefit (4) (5)	55,323	27	2,536	—	—	—	—	2,563
Treasury stock activities	—	—	—	—	—	1,927	(1,927)	—
Balance at September 30, 2023	17,796,741	$8,662	$382,551	$476,601	$(1,137)	$8,987	$(8,987)	$866,677

(1)2,000,000 shares of preferred stock at $0.01 par value have been authorized. No shares have been issued or are outstanding; accordingly, no information has been included in the statements of stockholders’ equity.
(2)Includes 106,960, 108,143, 107,659, and 116,238 shares at September 30, 2023, December 31, 2022, September 30, 2022 and December 31, 2021, respectively, held in a Rabbi Trust related to our Non-Qualified Deferred Compensation Plan.
(3)Can include shares issued under the Retirement Savings Plan, DRIP and ATM equity issuances.
(4)Includes amounts for shares issued for directors’ compensation.
(5)The shares issued under the SICP are net of shares withheld for employee taxes. For the nine months ended September 30, 2023 and 2022, we withheld 19,859 and 21,832 shares, respectively, for employee taxes.

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

2.    Calculation of Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
(in thousands, except shares and per share data)
Calculation of Basic Earnings Per Share:
Net Income	$9,407	$9,662	$61,884	$63,646
Weighted average shares outstanding	17,796,741	17,737,984	17,783,787	17,715,845
Basic Earnings Per Share	$0.53	$0.54	$3.48	$3.59

Calculation of Diluted Earnings Per Share:
Net Income	$9,407	$9,662	$61,884	$63,646
Reconciliation of Denominator:
Weighted shares outstanding—Basic	17,796,741	17,737,984	17,783,787	17,715,845
Effect of dilutive securities—Share-based compensation	61,043	81,389	63,501	81,156
Adjusted denominator—Diluted	17,857,784	17,819,373	17,847,288	17,797,001
Diluted Earnings Per Share	$0.53	$0.54	$3.47	$3.58

3.     Acquisitions
Acquisition of Florida City Gas
In September 2023, we entered into a definitive stock purchase agreement with NextEra Energy, Inc. to acquire FCG for approximately $923.0 million in cash, subject to certain working capital adjustments. The transaction is expected to close by the end of the fourth quarter of 2023, subject to customary closing conditions and certain regulatory approvals, at which time FCG will become a wholly-owned subsidiary of the Company. FCG is a regulated utility that is expected to be included within our Regulated Energy segment.

FCG serves approximately 120,000 residential and commercial natural gas customers across eight counties in Florida, including Miami-Dade, Broward, Brevard, Palm Beach, Hendry, Martin, St. Lucie and Indian River. Its natural gas system includes approximately 3,800 miles of distribution main and 80 miles of transmission pipe.

Simultaneous with execution of the definitive purchase agreement, we obtained a commitment for a 364-day bridge loan facility (the “Bridge Facility”) for up to $965.0 million to fund the acquisition. In October 2023, the Bridge Facility commitment was extended to include additional lending parties. The Bridge Facility may be utilized to finance the acquisition in whole or part, largely based upon the proceeds from any related debt and/or equity financings we undertake. For additional details related to the Bridge Facility see Note 15, Short-Term Borrowings.

Acquisition of Planet Found Energy Development
In October 2022, we acquired Planet Found Energy Development, LLC ("Planet Found") for $9.5 million. In connection with this acquisition, we recorded a $0.9 million liability which was subject to the seller's adherence to various provisions contained in the purchase agreement and was released after the first anniversary of the transaction closing. We accounted for this acquisition as a business combination within our Unregulated Energy segment beginning in the fourth quarter of 2022. Planet Found's farm scale anaerobic digestion pilot system and technology produces biogas from 1,200 tons of poultry litter annually, which can be used to create renewable energy in the form of electricity or upgraded to renewable natural gas. The transaction accelerated our efforts in converting poultry waste to renewable, sustainable energy while simultaneously improving the local environments in our service territories. The operating revenues and operating income of Planet Found were not material to our consolidated results for the three and nine months ended September 30, 2023.

In connection with this acquisition, we recorded $4.4 million in intangible assets associated primarily with intellectual property and non-compete agreements, $4.0 million in property plant and equipment, $1.1 million in goodwill, and less than $0.1 million in working capital, all of which are deductible for income tax purposes.

4.     Revenue Recognition
We recognize revenue when our performance obligations under contracts with customers have been satisfied, which generally occurs when our businesses have delivered or transported natural gas, electricity or propane to customers. We exclude sales taxes and other similar taxes from the transaction price. Typically, our customers pay for the goods and/or services we provide in the month following the satisfaction of our performance obligation. The following tables display our revenue by major source based on product and service type for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023				Three Months Ended September 30, 2022
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Energy distribution
Delaware natural gas division	$9,793	$—	$—	$9,793	$8,741	$—	$—	$8,741
Florida natural gas distribution (1)	38,323	—	—	38,323	35,834	—	—	35,834
FPU electric distribution	32,683	—	—	32,683	25,199	—	—	25,199
Maryland natural gas division	3,447	—	—	3,447	2,881	—	—	2,881
Sandpiper natural gas/propane operations	3,748	—	—	3,748	3,893	—	—	3,893
Elkton Gas	1,011	—	—	1,011	1,168	—	—	1,168
Total energy distribution	89,005	—	—	89,005	77,716	—	—	77,716
Energy transmission
Aspire Energy	—	4,798	—	4,798	—	10,022	—	10,022
Aspire Energy Express	373	—	—	373	373	—	—	373
Eastern Shore	19,228	—	—	19,228	18,804	—	—	18,804
Peninsula Pipeline	7,904	—	—	7,904	6,813	—	—	6,813
Total energy transmission	27,505	4,798	—	32,303	25,990	10,022	—	36,012
Energy generation
Eight Flags	—	4,437	—	4,437	—	7,414	—	7,414
Propane operations
Propane delivery operations	—	23,197	—	23,197	—	27,923	—	27,923
Compressed Natural Gas Services
Marlin Gas Services	—	2,595	—	2,595	—	2,642	—	2,642
Other and eliminations
Eliminations	(14,099)	(57)	(5,879)	(20,035)	(12,726)	(87)	(7,886)	(20,699)
Other	—	—	45	45	—	—	45	45
Total other and eliminations	(14,099)	(57)	(5,834)	(19,990)	(12,726)	(87)	(7,841)	(20,654)

Total operating revenues (2)	$102,411	$34,970	$(5,834)	$131,547	$90,980	$47,914	$(7,841)	$131,053
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
(2) Total operating revenues for the three months ended September 30, 2023 include other revenue (revenues from sources other than contracts with customers) of $0.1 million and $0.1 million for our Regulated and Unregulated Energy segments, respectively, and $0.1 million for both our Regulated and Unregulated Energy segments for the three months ended September 30, 2022. The sources of other revenues include revenue from alternative revenue programs related to revenue normalization for the Maryland division and Sandpiper Energy and late fees.

	Nine Months Ended September 30, 2023				Nine Months Ended September 30, 2022
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Energy distribution
Delaware natural gas division	$60,809	$—	$—	$60,809	$56,308	$—	$—	$56,308
Florida natural gas distribution (1)	125,446	—	—	125,446	111,556	—	—	111,556
FPU electric distribution	78,455	—	—	78,455	64,593	—	—	64,593
Maryland natural gas division	20,331	—	—	20,331	17,717	—	—	17,717
Sandpiper natural gas/propane operations	14,909	—	—	14,909	15,777	—	—	15,777
Elkton Gas	6,454	—	—	6,454	6,239	—	—	6,239
Total energy distribution	306,404	—	—	306,404	272,190	—	—	272,190
Energy transmission
Aspire Energy	—	24,478	—	24,478	—	38,866	—	38,866
Aspire Energy Express	1,106	—	—	1,106	1,004	—	—	1,004
Eastern Shore	59,530	—	—	59,530	58,000	—	—	58,000
Peninsula Pipeline	22,408	—	—	22,408	20,361	—	—	20,361
Total energy transmission	83,044	24,478	—	107,522	79,365	38,866	—	118,231
Energy generation
Eight Flags	—	14,269	—	14,269	—	18,868	—	18,868
Propane operations
Propane delivery operations	—	110,492	—	110,492	—	137,997	—	137,997
Compressed Natural Gas Services
Marlin Gas Services	—	9,834	—	9,834	—	7,231	—	7,231
Other and eliminations
Eliminations	(43,626)	(186)	(19,576)	(63,388)	(40,491)	(293)	(20,592)	(61,376)
Other	—	—	136	136	—	—	262	262
Total other and eliminations	(43,626)	(186)	(19,440)	(63,252)	(40,491)	(293)	(20,330)	(61,114)

Total operating revenues (2)	$345,822	$158,887	$(19,440)	$485,269	$311,064	$202,669	$(20,330)	$493,403
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
(2) Total operating revenues for the nine months ended September 30, 2023 include other revenue (revenues from sources other than contracts with customers) of $0.9 million and $0.3 million for our Regulated and Unregulated Energy segments, respectively, and $0.2 million and $0.3 million for our Regulated and Unregulated Energy segments, respectively, for the nine months ended September 30, 2022. The sources of other revenues include revenue from alternative revenue programs related to revenue normalization for the Maryland division and Sandpiper Energy and late fees.

Contract Balances
The timing of revenue recognition, customer billings and cash collections results in trade receivables, unbilled receivables (contract assets), and customer advances (contract liabilities) in our condensed consolidated balance sheets. The balances of our trade receivables, contract assets, and contract liabilities as of September 30, 2023 and December 31, 2022 were as follows:

	Trade Receivables	Contract Assets (Current)	Contract Assets (Non-current)	Contract Liabilities (Current)
(in thousands)
Balance at 12/31/2022	$61,687	$18	$4,321	$983
Balance at 9/30/2023	42,988	18	3,589	1,207
Increase (Decrease)	$(18,699)	$—	$(732)	$224
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

At times, we receive advances or deposits from our customers before we satisfy our performance obligation, resulting in contract liabilities. Contract liabilities are included in other accrued liabilities in the condensed consolidated balance sheets and relate to non-refundable prepaid fixed fees for our Mid-Atlantic and North Carolina propane delivery operation's retail offerings. Our performance obligation is satisfied over the term of the respective customer retail program on a ratable basis. For the three months ended September 30, 2023 and 2022, we recognized revenue of $0.1 million and $0.3 million, respectively. For the nine months ended September 30, 2023 and 2022, we recognized revenue of $0.5 million and $1.0 million, respectively.

Remaining Performance Obligations
Our businesses have long-term fixed fee contracts with customers in which revenues are recognized when performance obligations are satisfied over the contract term. Revenue for these businesses for the remaining performance obligations, at September 30, 2023, are expected to be recognized as follows:

(in thousands)	2023	2024	2025	2026	2027	2028	2029 and thereafter
Eastern Shore and Peninsula Pipeline	$9,776	$37,523	$30,894	$27,138	$24,163	$23,398	$188,498
Natural gas distribution operations	1,989	7,884	7,480	7,278	6,701	5,480	28,775
FPU electric distribution	163	652	275	275	275	275	—
Total revenue contracts with remaining performance obligations	$11,928	$46,059	$38,649	$34,691	$31,139	$29,153	$217,273

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

Delaware

In September 2023, the Delaware Division submitted the first-in-the-state Energy Efficiency Rider application for natural gas with the Delaware PSC after obtaining an affirmative recommendation from the Delaware Energy Efficiency Advisory Council (“EEAC”). The application applies to a portfolio of four programs including, Home Energy Counseling, Home Performance with Energy Star, Assisted Home Performance with Energy Star, and standard Offer Program in which customers can participate and allow for recovery. In October 2023, the opening order in the docket was issued with comments due in December 2023.

Maryland

Ocean City Maryland Reinforcement: During the second quarter of 2022, we began construction of an extension of service into North Ocean City, Maryland. Our Delaware natural gas division and Sandpiper installed approximately 5.7 miles of pipeline across southern Sussex County, Delaware to Fenwick Island, Delaware and Worcester County, Maryland. The project reinforces our existing system in Ocean City, Maryland and enables incremental growth along the pipeline. Construction of this project was completed in the second quarter of 2023.

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

Beachside Pipeline Extension: In June 2021, Peninsula Pipeline and, at that time, an unrelated party, Florida City Gas entered into a Transportation Service Agreement for an incremental 10,176 Dts/d of firm service in Indian River County, Florida, to support Florida City Gas’ growth along the Indian River's barrier island. As part of this agreement, Peninsula Pipeline constructed 11.3 miles of pipeline from its existing pipeline in the Sebastian, Florida area, traveling east under the Intercoastal Waterway and southward on the barrier island. The project was placed in-service during April 2023.

St. Cloud / Twin Lakes Expansion: In July 2022, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with FPU, for an additional 2,400 Dt/d of firm service in the St. Cloud, Florida area. As part of this agreement, Peninsula Pipeline will construct a pipeline extension and regulator station for FPU. The extension supports new incremental load due to growth in the area, including providing service, most immediately, to the residential development, Twin Lakes. The expansion also improves reliability and provides operational benefits to FPU's existing distribution system in the area, supporting future growth. The petition was approved by the Florida PSC in October 2022. The expansion was placed into service during the third quarter of 2023.

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

Lake Wales Pipeline Acquisition: In February 2023, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with FPU for an additional 9,000 Dt/d of firm service in the Lake Wales, Florida area. The Commission approved the petition in April 2023. Approval of the agreement allowed Peninsula Pipeline to complete the acquisition of the existing pipeline in May 2023 which is being utilized to serve both current and new natural gas customers.

GUARD: In February 2023, FPU filed a petition with the Florida PSC for approval of the GUARD program. GUARD is a ten-year program to enhance the safety, reliability, and accessibility of portions of our natural gas distribution system. We identified various categories of projects to be included in GUARD, which include the relocation of mains and service lines located in rear easements and other difficult to access areas to the front of the street, the replacement of problematic distribution mains, service lines, and maintenance and repair equipment and system reliability projects. In August 2023, the Florida PSC approved the GUARD program, which included $205.0 million of capital expenditures projected to be spent over a 10-year period.

Newberry Expansion: In April 2023, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with FPU for an additional 8,000 Dt/d of firm service in the Newberry, Florida area. Peninsula Pipeline will construct a pipeline extension, which will be used by FPU to support the development of a natural gas distribution system to provide gas service to the City of Newberry. The petition was approved by the Florida PSC in the third quarter of 2023.

Amendment to Escambia County Agreement: In April of 2023, Peninsula Pipeline filed a petition with the Florida PSC for approval of an amendment to an existing contract with FPU. This amendment will allow Peninsula Pipeline to construct an additional delivery point on a pipeline located in Escambia County. The additional delivery point comes at the request of an FPU customer and will be used to enhance natural gas service in the area. The amendment was approved by the Florida PSC in the third quarter of 2023.

Florida Electric Depreciation Study: The Florida PSC requires electric utilities to file a depreciation study every four years to reevaluate and set depreciation rates for the utility's plant assets. In June 2023, FPU filed a petition with the Florida PSC for approval of its proposed depreciation rates. If approved, new rates would become effective retroactively as of January 1, 2023.

Eastern Shore

Southern Expansion Project: In January 2022, Eastern Shore submitted a prior notice filing with the FERC pursuant to blanket certificate procedures, regarding its proposal to install an additional compressor unit and related facilities at Eastern Shore's compressor station in Bridgeville, Sussex County, Delaware. The project enables Eastern Shore to provide additional firm natural gas transportation service to an existing shipper on its pipeline system. The project obtained FERC approval in December 2022 and went into service in October 2023.

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

Worcester Resiliency Upgrade: In August 2023, Eastern Shore filed an application with the FERC requesting authorization to construct the Worcester Resiliency Upgrade, which consists of a mixture of storage and transmission facilities in Sussex County, DE and Wicomico, Worcester, and Somerset Counties in Maryland. The project will provide long-term incremental supply necessary to support the growing demand of the participating shippers. Eastern Shore has requested certificate authorization by December 2024, with a target in-service date by the third quarter of 2025.

Various Jurisdictional Activity Related to the Joint Customer Information System Project

In July 2022, we filed a joint petition for our natural gas divisions in Maryland (Maryland Division, Sandpiper, and Elkton Gas) for the approval to establish a regulatory asset for non-capitalizable expenses related to the initial development and implementation of our new Customer Information System ("CIS") system. The petition was approved by the Maryland PSC in August 2022. A similar petition for our Florida Regulated Energy businesses was filed during the same time frame, however, the Florida PSC approved capitalization of these expenses in lieu of establishment of regulatory assets. Additionally, our Delaware Division has the ability to defer these costs as a regulatory asset. We have completed the system selection process and the CIS implementation began during the first quarter of 2023.

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

In response to the COVID-19 pandemic and related restrictions, we experienced reduced consumption of energy largely in the commercial and industrial sectors, higher bad debt expenses and incremental expenses associated with COVID-19, including expenditures associated with personal protective equipment and premium pay for field personnel. The additional operating expenses we incurred supported the ongoing delivery of our essential services during the height of the pandemic. In April and May 2020, we were authorized by the Maryland and Delaware PSCs, respectively, to record regulatory assets for COVID-19 related costs which offered us the ability to seek recovery of those costs. In July 2021, the Florida PSC issued an order that approved incremental expenses we incurred due to COVID-19. The order allowed us to establish a regulatory asset in a total amount of $2.1 million as of June 30, 2021 for natural gas and electric distribution operations. The regulatory asset is being amortized over two years and is recovered through the Purchased Gas Adjustment and Swing Service mechanisms for our natural gas distribution businesses and through the Fuel Purchased Power Cost Recovery clause for our electric division. As of September 30, 2023 and December 31, 2022, our total COVID-19 regulatory asset balance was $0.5 million and $1.2 million, respectively.

Summary TCJA Table
Customer rates for our regulated businesses were adjusted, as approved by the regulators, prior to 2020 with the exception of Elkton Gas, which implemented a one-time bill credit in May 2020. The following table summarizes the regulatory liabilities related to accumulated deferred taxes ("ADIT") associated with TCJA for our regulated businesses as of September 30, 2023 and December 31, 2022:

	Amount (in thousands)
Operation and Regulatory Jurisdiction	September 30, 2023	December 31, 2022	Status
Eastern Shore (FERC)	$34,190	$34,190	Will be addressed in Eastern Shore's next rate case filing.
Chesapeake Delaware natural gas division (Delaware PSC)	$12,086	$12,230	PSC approved amortization of ADIT in January 2019.
Chesapeake Maryland natural gas division (Maryland PSC)	$3,614	$3,703	PSC approved amortization of ADIT in May 2018.
Sandpiper Energy (Maryland PSC)	$3,515	$3,597	PSC approved amortization of ADIT in May 2018.
Florida natural gas distribution (Florida PSC) (1)	$26,788	$27,179	PSC issued order authorizing amortization and retention of net ADIT liability by the Company in February 2019.
FPU electric division (Florida PSC)	$4,818	$4,993	In January 2019, PSC issued order approving amortization of ADIT through purchased power cost recovery, storm reserve and rates.
Elkton Gas (Maryland PSC)	$1,035	$1,059	PSC approved amortization of ADIT in March 2018.
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
As of September 30, 2023 and December 31, 2022, we had approximately $3.5 million and $4.3 million, respectively, in environmental liabilities related to the former MGP sites. As of September 30, 2023 and December 31, 2022, we have cumulative regulatory assets of $0.5 million and $0.8 million, respectively, for future recovery of environmental costs from customers. Specific to FPU’s four MGP sites in Key West, Pensacola, Sanford and West Palm Beach, FPU has approval for and has recovered, through a combination of insurance and customer rates, $14.0 million of its environmental costs related to its MGP sites as of September 30, 2023.
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

The remedial actions approved by the Florida Department of Environmental Protection have been implemented on the east parcel of our West Palm Beach Florida site. Similar remedial actions have been initiated on the site's west parcel, and construction of active remedial systems are expected to be completed in 2024.

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
FPU’s electric supply contracts require FPU to maintain an acceptable standard of creditworthiness based on specific financial ratios. FPU’s agreement with Florida Power & Light Company requires FPU to meet or exceed a debt service coverage ratio of 1.25 times based on the results of the prior 12 months. If FPU fails to meet this ratio, it must provide an irrevocable letter of credit or pay all amounts outstanding under the agreement within five business days. FPU’s electric supply agreement with Gulf Power requires FPU to meet the following ratios based on the average of the prior six quarters: (a) funds from operations interest coverage ratio (minimum of two times), and (b) total debt to total capital (maximum of 65 percent). If FPU fails to meet the requirements, it has to provide the supplier a written explanation of actions taken, or proposed to be taken, to become compliant. Failure to comply with the ratios specified in the Gulf Power agreement could also result in FPU having to provide an irrevocable letter of credit. As of September 30, 2023, FPU was in compliance with all of the requirements of its fuel supply contracts.
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

Corporate Guarantees
The Board of Directors has authorized us to issue corporate guarantees securing obligations of our subsidiaries and to obtain letters of credit securing our subsidiaries' obligations. The maximum authorized liability under such guarantees and letters of credit as of September 30, 2023 was $20.0 million. The aggregate amount guaranteed related to our subsidiaries at September 30, 2023 was approximately $14.2 million with the guarantees expiring on various dates through August 2024. In addition, the Board has authorized us to issue specific purpose corporate guarantees. The amount of specific purpose guarantees outstanding at September 30, 2023 was $4.0 million.
As of September 30, 2023, we have issued letters of credit totaling approximately $5.9 million related to the electric transmission services for FPU's electric division, the firm transportation service agreement between TETLP and our Delaware and Maryland divisions, the capacity agreement between NEXUS and Aspire, and our current and previous primary insurance carriers. These letters of credit have various expiration dates through September 2024 and to date, none have been used. We do not anticipate that the counterparties will draw upon these letters of credit, and we expect that they will be renewed to the extent necessary in the future.

8.    Segment Information
We use the management approach to identify operating segments. We organize our business around differences in regulatory environment and the operating results of each segment are regularly reviewed by the chief operating decision maker, our President and Chief Executive Officer, in order to make decisions about resources and to assess performance.
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

The following table presents financial information about our reportable segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
(in thousands)
Operating Revenues, Unaffiliated Customers
Regulated Energy	$101,911	$90,270	$344,190	$306,159
Unregulated Energy	29,636	40,783	141,079	187,244
Total operating revenues, unaffiliated customers	$131,547	$131,053	$485,269	$493,403
Intersegment Revenues (1)
Regulated Energy	$500	$710	$1,632	$4,905
Unregulated Energy	5,333	7,131	17,807	14,950
Other businesses	45	45	136	737
Total intersegment revenues	$5,878	$7,886	$19,575	$20,592
Operating Income (Loss)
Regulated Energy	$24,912	$23,663	$91,828	$84,202
Unregulated Energy	(4,723)	(5,056)	11,529	15,557
Other businesses and eliminations	39	41	131	222
Operating income	20,228	18,648	103,488	99,981
Other income (expense), net	(72)	957	1,036	4,454
Interest charges	7,076	6,240	21,272	17,404
Income Before Income Taxes	13,080	13,365	83,252	87,031
Income Taxes	3,673	3,703	21,368	23,385
Net Income	$9,407	$9,662	$61,884	$63,646

(1) All significant intersegment revenues are billed at market rates and have been eliminated from consolidated operating revenues.

(in thousands)	September 30, 2023	December 31, 2022
Identifiable Assets
Regulated Energy segment	$1,737,163	$1,716,255
Unregulated Energy segment	451,064	463,239
Other businesses and eliminations	52,519	35,543
Total Identifiable Assets	$2,240,746	$2,215,037

9.    Stockholders' Equity
Common Stock Issuances

We maintain an effective shelf registration statement with the SEC for the issuance of shares under our DRIP and our previous ATM programs. Depending on our capital needs and subject to market conditions, in addition to other possible debt and equity offerings, we may issue additional shares under the direct stock purchase component of the DRIP. In 2022, we issued less than 0.1 million shares at an average price per share of $136.26 and received net proceeds of $4.5 million under the DRIP. In the first nine months of 2023, there were no issuances under the DRIP. Our most recent ATM equity program, which allowed us to issue and sell shares of our common stock up to an aggregate offering price of $75.0 million, expired in June 2023.

We use the net proceeds from our share issuances, after fees, for general corporate purposes, including, but not limited to, financing of capital expenditures, repayment of short-term debt, financing acquisitions, investing in subsidiaries, and general working capital purposes.

Accumulated Other Comprehensive Income (Loss)

Defined benefit pension and postretirement plan items, unrealized gains (losses) of our propane swap agreements designated as commodity contract cash flow hedges, and the unrealized gains (losses) of our interest rate swap agreements designated as cash flow hedges are the components of our accumulated other comprehensive income (loss). The following tables present the changes in the balances of accumulated other comprehensive income (loss) components as of September 30, 2023 and 2022. All amounts in the following tables are presented net of tax.

	Defined Benefit	Commodity	Interest Rate
	Pension and	Contract	Swap
	Postretirement	Cash Flow	Cash Flow
	Plan Items	Hedges	Hedges	Total
(in thousands)
As of December 31, 2022	$(2,506)	$1,092	$35	$(1,379)
Other comprehensive income (loss) before reclassifications	—	(660)	928	268
Amounts reclassified from accumulated other comprehensive income (loss)	32	202	(260)	(26)
Net current-period other comprehensive income (loss)	32	(458)	668	242
As of September 30, 2023	$(2,474)	$634	$703	$(1,137)

As of December 31, 2021	$(3,268)	$4,571	$—	$1,303
Other comprehensive income (loss) before reclassifications	—	(613)	153	(460)
Amounts reclassified from accumulated other comprehensive income (loss)	53	(2,294)	—	(2,241)
Net prior-period other comprehensive income (loss)	53	(2,907)	153	(2,701)
As of September 30, 2022	$(3,215)	$1,664	$153	$(1,398)

Deferred gains or losses for our commodity contract and interest rate swap cash flow hedges are recognized in earnings upon settlement. Amortization of the net loss related to the defined benefit pension plan and postretirement plans is included in the computation of net periodic costs (benefits). See Note 10, Employee Benefit Plans, for additional details. Gains on commodity contracts classified as cash flow hedges related to our propane swaps are included in the effects of gains and losses from derivative instruments. See Note 12, Derivative Instruments, for additional details.
Amortization of defined benefit pension and postretirement plan items are included in other expense, net, gains and losses on commodity contracts are included in revenue and unregulated propane and natural gas costs, and the realized gain or loss on interest rate swap agreements is recognized as a component of interest charges in the accompanying condensed consolidated statements of income. The income tax effects of these items are included in income tax expense in the accompanying condensed consolidated statements of income.

10.    Employee Benefit Plans
Net periodic cost (benefit) for the FPU Pension Plan for the three and nine months ended September 30, 2023 and 2022 is set forth in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
(in thousands)
Interest cost	$633	$449	$1,899	$1,347
Expected return on plan assets	(668)	(857)	(2,004)	(2,571)
Amortization of net loss	110	124	330	372
Total periodic cost (benefit)	$75	$(284)	$225	$(852)

The following table presents the amounts included in the regulatory asset and accumulated other comprehensive income (loss) that were recognized as components of the FPU Pension Plan's net periodic cost (benefit) during the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
(in thousands)
Recognized from accumulated other comprehensive (income) loss (1)	$21	$24	$63	$72
Recognized from regulatory asset	89	100	267	300
Total net loss in net periodic cost (benefit)	$110	$124	$330	$372
(1) See Note 9, Stockholders' Equity.
Net periodic benefit costs for our other pension and postretirement benefit plans were not material for the three and nine months ended September 30, 2023 and 2022.

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
During the three and nine months ended September 30, 2023, there were no contributions to the FPU Pension Plan and we do not expect to contribute to the FPU Pension Plan during 2023. The Chesapeake SERP, the Chesapeake Postretirement Plan and the FPU Medical Plan are unfunded and are expected to be paid out of our general funds. Cash benefits paid under these other postretirement benefit plans for the three and nine months ended September 30, 2023 were approximately $0.2 million and $0.5 million, respectively. We expect to pay total cash benefits of less than $1.0 million for these other postretirement benefit plans in 2023.

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
All obligations arising under the Non-Qualified Deferred Compensation Plan are payable from our general assets, although we have established a Rabbi Trust to informally fund the plan. Deferrals of cash compensation may be invested by the participants in various mutual funds (the same options that are available in the Retirement Savings Plan). The participants are credited with gains or losses on those investments. Assets held in the Rabbi Trust, recorded as Investments on the condensed consolidated balance sheet, had a fair value of $11.1 million at September 30, 2023 and $10.6 million at December 31, 2022. The assets of the Rabbi Trust are at all times subject to the claims of our general creditors.
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
The table below presents the amounts included in net income related to share-based compensation expense for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
(in thousands)
Awards to key employees	$1,724	$898	$4,164	$3,999
Awards to non-employee directors	214	252	693	706
Total compensation expense	1,938	1,150	4,857	4,705
Less: tax benefit	(501)	(297)	(1,255)	(1,214)
Share-based compensation amounts included in net income	$1,437	$853	$3,602	$3,491
Officers and Key Employees
Our Compensation Committee is authorized to grant our key employees the right to receive awards of shares of our common stock, contingent upon the achievement of established performance goals and subject to SEC transfer restrictions once awarded. Our President and CEO has the right to issue awards of shares of our common stock, to other officers and key employees of the Company, contingent upon various performance goals and subject to SEC transfer restrictions.

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
The table below presents the summary of the stock activity for awards to key employees for the nine months ended September 30, 2023:

	Number of Shares	Weighted Average Fair Value
Outstanding—December 31, 2022	204,149	$103.17
Granted	80,752	$127.05
Vested	(68,302)	$91.59
Expired	(2,053)	$94.64
Forfeited	(1,364)	$114.90
Outstanding—September 30, 2023	213,182	$116.56
During the nine months ended September 30, 2023, we granted awards of 80,752 shares of common stock to officers and key employees under the SICP, including awards granted in February 2023 to key employees appointed to officer positions. The shares granted are multi-year awards that will vest no later than the three-year service period ending December 31, 2025. All of these stock awards are earned based upon the successful achievement of long-term financial results, which are comprised of market-based and performance-based conditions or targets. The fair value of each performance-based condition or target is equal to the market price of our common stock on the grant date of each award. For the market-based conditions, we used the Monte Carlo valuation to estimate the fair value of each market-based award granted.
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

At September 30, 2023, the aggregate intrinsic value of the SICP awards granted to key employees was approximately $20.8 million. At September 30, 2023, there was approximately $8.6 million of unrecognized compensation cost related to these awards, which will be recognized through 2025.

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
At September 30, 2023, there was approximately $0.6 million of unrecognized compensation expense related to shares granted to non-employee directors. This expense will be recognized over the remaining service period ending in May 2024.

12.    Derivative Instruments

We use derivative and non-derivative contracts to manage risks related to obtaining adequate supplies and the price fluctuations of natural gas, electricity and propane and to mitigate interest rate risk. Our natural gas, electric and propane distribution operations have entered into agreements with suppliers to purchase natural gas, electricity and propane for resale to our customers. Our natural gas gathering and transmission company has entered into contracts with producers to secure natural gas to meet its obligations. Purchases under these contracts typically either do not meet the definition of derivatives or are considered “normal purchases and normal sales” and are accounted for on an accrual basis. Our propane distribution operations may also enter into fair value hedges of their inventory or cash flow hedges of their future purchase commitments in order to mitigate the impact of wholesale price fluctuations. Occasionally, we may enter into interest rate swap agreements to mitigate risk associated with changes in short-term borrowing rates. As of September 30, 2023, our natural gas and electric distribution operations did not have any outstanding derivative contracts.

Volume of Derivative Activity

As of September 30, 2023, the volume of our commodity derivative contracts were as follows:

Business unit	Commodity	Contract Type	Quantity hedged (in millions)	Designation	Longest Expiration date of hedge
Sharp	Propane (gallons)	Purchases	22.1	Cash flow hedges	June 2026
Sharp	Propane (gallons)	Sales	6.3	Cash flow hedges	March 2024

Sharp entered into futures and swap agreements to mitigate the risk of fluctuations in wholesale propane index prices associated with the propane volumes that are expected to be purchased and/or sold during the heating season. Under the futures and swap agreements, Sharp will receive the difference between (i) the index prices (Mont Belvieu prices in September 2023 through June 2026) and (ii) the per gallon propane swap prices, to the extent the index prices exceed the contracted prices. If the index prices are lower than the contract prices, Sharp will pay the difference. We designated and accounted for the propane swaps as cash flow hedges. The change in the fair value of the swap agreements is recorded as unrealized gain (loss) in other comprehensive income (loss) and later recognized in the statement of income in the same period and in the same line item as the hedged transaction. We expect to reclassify unrealized losses of approximately $0.8 million from accumulated other comprehensive income (loss) related to our commodity cash flow hedges to earnings during the 12-month period ended September 30, 2024.

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

Broker Margin

Futures exchanges have contract specific margin requirements that require the posting of cash or cash equivalents relating to traded contracts. Margin requirements consist of initial margin that is posted upon the initiation of a position, maintenance margin that is usually expressed as a percent of initial margin, and variation margin that fluctuates based on the daily mark-to-market relative to maintenance margin requirements. We currently maintain a broker margin account for Sharp which was classified within our Other Current Assets on the condensed consolidated balance sheet with a balance of $1.4 million as of September 30, 2023. At December 31, 2022, $0.1 million was classified in Other Current Liabilities on the consolidated balance sheet.

Financial Statements Presentation

The following tables present information about the fair value and related gains and losses of our derivative contracts. We did not have any derivative contracts with a credit-risk related contingency. Fair values of the derivative contracts recorded in the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, are as follows:

	Derivative Assets
		Fair Value As Of
(in thousands)	Balance Sheet Location	September 30, 2023	December 31, 2022
Derivatives designated as cash flow hedges
Propane swap agreements	Derivative assets, at fair value	$1,804	$3,317
Interest rate swap agreements	Derivative assets, at fair value	949	452
Total Derivative Assets (1)		$2,753	$3,769
 (1) Derivative assets, at fair value include $2.3 million and $2.8 million in current assets in the condensed consolidated balance sheet at September 30, 2023 and December 31, 2022, respectively, with the remainder of the balance classified as long-term.

	Derivative Liabilities
		Fair Value As Of
(in thousands)	Balance Sheet Location	September 30, 2023	December 31, 2022
Derivatives designated as cash flow hedges
Propane swap agreements	Derivative liabilities, at fair value	$929	$1,810
Interest rate swap agreements	Derivative liabilities, at fair value	—	405
Total Derivative Liabilities (1)		$929	$2,215
(1) Derivative liabilities, at fair value include $0.8 million and $0.6 million in current liabilities in the condensed consolidated balance sheet at September 30, 2023 and December 31, 2022, respectively, with the remainder of the balance classified as long-term.

The effects of gains and losses from derivative instruments on the condensed consolidated financial statements are as follows:

		Amount of Gain (Loss) on Derivatives
	Location of Gain	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	(Loss) on Derivatives	2023	2022	2023	2022
Derivatives not designated as hedging instruments
Propane swap agreements	Unregulated propane and natural gas costs	$—	$—	$—	$56
Derivatives designated as cash flow hedges
Propane swap agreements	Revenues	—	—	733	(826)
Propane swap agreements	Unregulated propane and natural gas costs	(452)	102	(1,011)	3,932
Propane swap agreements	Other comprehensive income (loss)	2,362	(4,050)	(632)	(4,022)
Interest rate swap agreements	Interest expense	160	—	352	—
Interest rate swap agreements	Other comprehensive income (loss)	268	207	901	207
Total		$2,338	$(3,741)	$343	$(653)

13.    Fair Value of Financial Instruments
GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The three levels of the fair value hierarchy are the following:

Fair Value Hierarchy	Description of Fair Value Level	Fair Value Technique Utilized
Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
Investments - equity securities - The fair values of these trading securities are recorded at fair value based on unadjusted quoted prices in active markets for identical securities.

Investments - mutual funds and other - The fair values of these investments, comprised of money market and mutual funds, are recorded at fair value based on quoted net asset values of the shares.

Level 2	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.
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

Financial Assets and Liabilities Measured at Fair Value
The following tables summarize our financial assets and liabilities that are measured at fair value on a recurring basis and the fair value measurements, by level, within the fair value hierarchy as of September 30, 2023 and December 31, 2022:

		Fair Value Measurements Using:
As of September 30, 2023	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Assets:
Investments—equity securities	$20	$20	$—	$—
Investments—guaranteed income fund	1,481	—	—	1,481
Investments—mutual funds and other	9,583	9,583	—	—
Total investments	11,084	9,603	—	1,481
Derivative assets	2,753	—	2,753	—
Total assets	$13,837	$9,603	$2,753	$1,481
Liabilities:
Derivative liabilities	$929	$—	$929	$—

		Fair Value Measurements Using:
As of December 31, 2022	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Assets:
Investments—equity securities	$24	$24	$—	$—
Investments—guaranteed income fund	1,853	—	—	1,853
Investments—mutual funds and other	8,699	8,699	—	—
Total investments	10,576	8,723	—	1,853
Derivative assets	3,769	—	3,769	—
Total assets	$14,345	$8,723	$3,769	$1,853
Liabilities:
Derivative liabilities	$2,215	$—	$2,215	$—

The following table sets forth the summary of the changes in the fair value of Level 3 investments for the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,
	2023	2022
(in thousands)
Beginning Balance	$1,853	$2,036
Purchases and adjustments	—	133
Transfers	—	—
Distribution	(397)	(347)
Investment income	25	24
Ending Balance	$1,481	$1,846

Investment income from the Level 3 investments is reflected in other income, net in the condensed consolidated statements of income.
At September 30, 2023, there were no non-financial assets or liabilities required to be reported at fair value. We review our non-financial assets for impairment at least on an annual basis, as required.
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
At September 30, 2023, long-term debt, which includes current maturities but excludes debt issuance costs, had a carrying value of approximately $664.8 million, compared to the estimated fair value of $548.6 million. At December 31, 2022, long-term debt, which includes the current maturities but excludes debt issuance costs, had a carrying value of approximately $600.8 million, compared to a fair value of approximately $505.0 million. The fair value was calculated using a discounted cash flow methodology that incorporates a market interest rate based on published corporate borrowing rates for debt instruments with similar terms and average maturities, and with adjustments for duration, optionality, and risk profile. The valuation technique used to estimate the fair value of long-term debt would be considered a Level 2 measurement.

14.    Long-Term Debt
Our outstanding long-term debt is shown below:

	September 30,	December 31,
(in thousands)	2023	2022
Uncollateralized senior notes:
5.93% note, due October 31, 2023	$1,500	$3,000
5.68% note, due June 30, 2026	8,700	11,600
6.43% note, due May 2, 2028	3,500	4,200
3.73% note, due December 16, 2028	12,000	12,000
3.88% note, due May 15, 2029	30,000	35,000
3.25% note, due April 30, 2032	61,250	66,500
3.48% note, due May 31, 2038	50,000	50,000
3.58% note, due November 30, 2038	50,000	50,000
3.98% note, due August 20, 2039	100,000	100,000
2.98% note, due December 20, 2034	70,000	70,000
3.00% note, due July 15, 2035	50,000	50,000
2.96% note, due August 15, 2035	40,000	40,000
2.49% notes Due January 25, 2037	50,000	50,000
2.95% notes Due March 15, 2042	50,000	50,000
5.43% notes Due March 14, 2038	80,000	—
Equipment security note
2.46% note, due September 24, 2031	7,856	8,517
Less: debt issuance costs	(1,005)	(946)
Total long-term debt	663,801	599,871
Less: current maturities	(20,000)	(21,483)
Total long-term debt, net of current maturities	$643,801	$578,388

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

Shelf Agreements

We have entered into Shelf Agreements with Prudential and MetLife, whom are under no obligation to purchase any unsecured debt. In February 2023, we amended our Shelf Agreements with Prudential and MetLife. The amended agreements expand the total borrowing capacity and extend the term of the agreements for an additional three years from the effective dates. The following table summarizes the current available capacity under our Shelf Agreements at September 30, 2023:

(in thousands)	Total Borrowing Capacity	Less: Amount of Debt Issued	Less: Unfunded Commitments	Remaining Borrowing Capacity
Shelf Agreements (1)
Prudential Shelf Agreement	$405,000	$(300,000)	$—	$105,000
MetLife Shelf Agreement	200,000	(50,000)	—	150,000
Total Shelf Agreements as of September 30, 2023	$605,000	$(350,000)	$—	$255,000
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

15.    Short-Term Borrowings
We are authorized by our Board of Directors to borrow up to $375.0 million of short-term debt, as required. At September 30, 2023 and December 31, 2022, we had $118.6 million and $202.2 million, respectively, of short-term borrowings outstanding at a weighted average interest rate of 5.61 percent and 5.04 percent, respectively. Borrowings outstanding under the sustainable investment sublimit of the 364-day tranche amounted to $9.4 million at September 30, 2023.

In October 2023, August 2023 and August 2022, we entered into amendments to our Revolver which resulted in modifications to both tranches of the facility. The amendment in October 2023, allowed for a change in our funded indebtedness ratio from 65 percent to 70 percent during the quarter in which the acquisition of FCG is consummated and the quarter subsequent to the closing of the acquisition. The amendment in August 2023 served to renew the 364-day tranche of the Revolver, providing for $175.0 million of short-term debt capacity. Additionally, the amendment provided for the following: borrowings under the 364 days facility shall now bear interest (i) based upon the SOFR, plus a 10-basis point credit spread adjustment, and an applicable margin of 1.05 percent or less, with such margin based on total indebtedness as a percentage of total capitalization or (ii) the base rate, as selected by our discretion. Further, the amendment provided that borrowings under the 364 days green loan shall now bear interest at (i) the SOFR rate plus a 10-basis point credit spread adjustment and an applicable margin of 1.00 percent or less, with such margin based on total indebtedness as a percentage of total capitalization or (ii) the base rate plus 0.05 percent or less, as selected by our discretion. The amendment entered into in 2022 served to reset the benchmark interest rate to SOFR and to eliminate a previous covenant which capped our investment limit to $150.0 million for investments where we maintain less than 50 percent ownership.

The 364-day tranche of the Revolver expires in August 2024 and the five-year tranche expires in August 2026, both of which are available to fund our short-term cash needs to meet seasonal working capital requirements and to temporarily fund portions of our capital expenditures. Borrowings under both tranches of the Revolver are subject to a pricing grid, including the commitment fee and the interest rate charged based upon our total indebtedness to total capitalization ratio for the prior quarter. As of September 30, 2023, the pricing under the 364-day tranche of the Revolver included an unused commitment fee of 9 basis points and maintains an interest rate of 75 basis points over SOFR plus a 10 basis point SOFR adjustment. As of September 30, 2023, the pricing under the five-year tranche of the Revolver included an unused commitment fee of 9 basis points and an interest rate of 95 basis points over SOFR plus a 10 basis point SOFR adjustment.

The availability of funds under the Revolver is subject to conditions specified in the credit agreement, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in the Revolver's loan documents. We are required by the financial covenants in the Revolver to maintain, at the end of each fiscal year, a funded indebtedness ratio of no greater than 65 percent. As of September 30, 2023, we were in compliance with this covenant.

Our total available credit under the Revolver at September 30, 2023 was $250.5 million. As of September 30, 2023, we had issued $5.9 million in letters of credit to various counterparties under the Revolver. These letters of credit are not included in the outstanding short-term borrowings and we do not anticipate that they will be drawn upon by the counterparties. The letters of credit reduce the available borrowings under the Revolver.

In connection with our acquisition of FCG, we entered into a 364-day Bridge Facility commitment with Barclays Bank PLC for up to $965.0 million. In October 2023, the Bridge Facility commitment was extended to include additional lending parties.

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

Some of our leases are subject to annual changes in the Consumer Price Index (“CPI”). While lease liabilities are not re-measured as a result of changes to the CPI, changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. A 100-basis-point increase in CPI would not have resulted in material additional annual lease costs. Most of our leases include options to renew, with renewal terms that can extend the lease term from one to 25 years or more. The exercise of lease renewal options is at our sole discretion. The amounts disclosed in our consolidated balance sheet at September 30, 2023, pertaining to the right-of-use assets and lease liabilities, are measured based on our current expectations of exercising our available renewal options. Our existing leases are not subject to any restrictions or covenants that would preclude our ability to pay dividends, obtain financing or enter into additional leases. As of September 30, 2023, we have not entered into any leases, which have not yet commenced, that would entitle us to significant rights or create additional obligations. The following table presents information related to our total lease cost included in our condensed consolidated statements of income:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(in thousands)	Classification	2023	2022	2023	2022
Operating lease cost (1)	Operations expense	$750	$743	$2,318	$2,121
(1) Includes short-term leases and variable lease costs, which are immaterial.

The following table presents the balance and classifications of our right of use assets and lease liabilities included in our condensed consolidated balance sheet at September 30, 2023 and December 31, 2022:

(in thousands)	Balance sheet classification	September 30, 2023	December 31, 2022
Assets
Operating lease assets	Operating lease right-of-use assets	$12,842	$14,421
Liabilities
Current
Operating lease liabilities	Other accrued liabilities	$2,359	$2,552
Noncurrent
Operating lease liabilities	Operating lease - liabilities	11,040	12,392
Total lease liabilities		$13,399	$14,944

The following table presents our weighted-average remaining lease terms and weighted-average discount rates for our operating leases at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Weighted-average remaining lease term (in years)
Operating leases	8.29	8.54
Weighted-average discount rate
Operating leases	3.5%	3.4%

The following table presents additional information related to cash paid for amounts included in the measurement of lease liabilities included in our condensed consolidated statements of cash flows as of September 30, 2023 and 2022:

	Nine Months Ended
	September 30,
(in thousands)	2023	2022
Operating cash flows from operating leases	$2,196	$2,124

The following table presents the future undiscounted maturities of our operating and financing leases at September 30, 2023 and for each of the next five years and thereafter:

(in thousands)	Operating Leases (1)
Remainder of 2023	$699
2024	2,647
2025	2,265
2026	1,753
2027	1,571
2028	1,192
Thereafter	5,243
Total lease payments	15,370
Less: Interest	(1,971)
Present value of lease liabilities	$13,399
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
•the impact on our costs and funding obligations, under our pension and other postretirement benefit plans, of potential downturns in the financial markets, lower discount rates, and costs associated with health care legislation and regulation;

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
Acquisition of Florida City Gas
In September 2023, we entered into a definitive stock purchase agreement with NextEra Energy, Inc. to acquire FCG for approximately $923.0 million in cash, subject to certain working capital adjustments. The transaction is expected to close by the end of the fourth quarter of 2023, subject to customary closing conditions and certain regulatory approvals, at which time FCG will become a wholly-owned subsidiary of the Company. FCG is a regulated utility that is expected to be included within our Regulated Energy segment.

FCG serves approximately 120,000 residential and commercial natural gas customers across eight counties in Florida, including Miami-Dade, Broward, Brevard, Palm Beach, Hendry, Martin, St. Lucie and Indian River. Its natural gas system includes approximately 3,800 miles of distribution main and 80 miles of transmission pipe.

Simultaneous with execution of the definitive purchase agreement, we obtained a commitment for a 364-day bridge loan facility (the “Bridge Facility”) for up to $965.0 million to fund the acquisition. In October 2023, the Bridge Facility commitment was extended to include additional lending parties. The Bridge Facility may be utilized to finance the acquisition in whole or part, largely based upon the proceeds from any related debt and/or equity financings we undertake. See the discussion on the Bridge Facility within Financial Position, Liquidity and Capital Resources below for additional details.

Earnings per share information is presented on a diluted basis, unless otherwise noted.

Non-GAAP Financial Measures
This document, including the tables herein, include references to both Generally Accepted Accounting Principles ("GAAP") and non-GAAP financial measures, including Adjusted Gross Margin, Adjusted Net Income and Adjusted EPS. A "non-GAAP financial measure" is generally defined as a numerical measure of a company's historical or future performance that includes or excludes amounts, or that is subject to adjustments, so as to be different from the most directly comparable measure calculated or presented in accordance with GAAP. Our management believes certain non-GAAP financial measures, when considered together with GAAP financial measures, provide information that is useful to investors in understanding period-over-period operating results separate and apart from items that may, or could, have a disproportionately positive or negative impact on results in any particular period.

We calculate Adjusted Gross Margin by deducting the purchased cost of natural gas, propane and electricity and the cost of labor spent on direct revenue-producing activities from operating revenues. The costs included in Adjusted Gross Margin exclude depreciation and amortization and certain costs presented in operations and maintenance expenses in accordance with regulatory requirements. We calculate Adjusted Net Income and Adjusted EPS by deducting non-recurring costs and expenses associated with significant acquisitions that may affect the comparison of period-over-period results. These non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for, the comparable GAAP measures. The Company believes that these non-GAAP financial measures are useful and meaningful to investors as a basis for making investment decisions, and provide investors with information that demonstrates the profitability achieved by the Company under allowed rates for regulated energy operations and under the Company's competitive pricing structures for unregulated energy operations. The Company's management uses these non-GAAP financial measures in assessing a business unit and Company performance. Other companies may calculate these non-GAAP financial measures in a different manner.

The following tables reconcile Gross Margin, Net Income, and EPS, all as defined under GAAP, to our non-GAAP financial measures of Adjusted Gross Margin, Adjusted Net Income and Adjusted EPS for the three and nine months ended September 30, 2023 and 2022:

Adjusted Gross Margin

	For the Three Months Ended September 30, 2023
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Operating Revenues	$102,411	$34,970	$(5,834)	$131,547
Cost of Sales:
Natural gas, propane and electric costs	(26,518)	(16,381)	5,805	(37,094)
Depreciation & amortization	(13,192)	(4,420)	2	(17,610)
Operations & maintenance expense (1)	(4,819)	(7,532)	(382)	(12,733)
Gross Margin (GAAP)	57,882	6,637	(409)	64,110
Operations & maintenance expense (1)	4,819	7,532	382	12,733
Depreciation & amortization	13,192	4,420	(2)	17,610
Adjusted Gross Margin (Non-GAAP)	$75,893	$18,589	$(29)	$94,453

	For the Three Months Ended September 30, 2022
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Operating Revenues	$90,980	$47,914	$(7,841)	$131,053
Cost of Sales:
Natural gas, propane and electric costs	(21,248)	(30,768)	7,811	(44,205)
Depreciation & amortization	(13,271)	(4,071)	3	(17,339)
Operations & maintenance expense (1)	(9,211)	(7,673)	371	(16,513)
Gross Margin (GAAP)	47,250	5,402	344	52,996
Operations & maintenance expense (1)	9,211	7,673	(371)	16,513
Depreciation & amortization	13,271	4,071	(3)	17,339
Adjusted Gross Margin (Non-GAAP)	$69,732	$17,146	$(30)	$86,848

	For the Nine months ended September 30, 2023
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Operating Revenues	$345,822	$158,886	$(19,439)	$485,269
Cost of Sales:
Natural gas, propane and electric costs	(105,692)	(75,068)	19,282	(161,478)
Depreciation & amortization	(39,179)	(12,923)	6	(52,096)
Operations & maintenance expense (1)	(23,346)	(23,528)	(377)	(47,251)
Gross Margin (GAAP)	177,605	47,367	(528)	224,444
Operations & maintenance expense (1)	23,346	23,528	377	47,251
Depreciation & amortization	39,179	12,923	(6)	52,096
Adjusted Gross Margin (Non-GAAP)	$240,130	$83,818	$(157)	$323,791

	For the Nine months ended September 30, 2022
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Operating Revenues	$311,064	$202,669	$(20,330)	$493,403
Cost of Sales:
Natural gas, propane and electric costs	(88,264)	(120,476)	20,238	(188,502)
Depreciation & amortization	(39,496)	(12,025)	(11)	(51,532)
Operations & maintenance expense (1)	(25,694)	(21,428)	(578)	(47,700)
Gross Margin (GAAP)	157,610	48,740	(681)	205,669
Operations & maintenance expense (1)	25,694	21,428	578	47,700
Depreciation & amortization	39,496	12,025	11	51,532
Adjusted Gross Margin (Non-GAAP)	$222,800	$82,193	$(92)	$304,901
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

2023 to 2022 Gross Margin (GAAP) Variance – Regulated Energy

Gross Margin (GAAP) for the Regulated Energy segment for the quarter ended September 30, 2023 was $57.9 million, an increase of $10.6 million, or 22.5 percent, compared to the same period in 2022. Higher gross margin reflects contributions from our Florida natural gas base rate proceeding, continued pipeline expansion projects, organic growth in our natural gas distribution businesses, and incremental contributions associated with regulated infrastructure programs, as well as lower operating expenses. These contributors were partially offset by changes in customer consumption during the quarter.

Gross Margin (GAAP) for the Regulated Energy segment for the nine months ended September 30, 2023 was $177.6 million, an increase of $20.0 million, or 12.7 percent, compared to the same period in 2022. The increase in gross margin for the period reflects contributions from our Florida natural gas base rate proceeding, organic growth in our natural gas distribution businesses, continued pipeline expansion projects and incremental contributions associated with regulated infrastructure programs, as well as lower operating expenses. These increases were partially offset by changes in customer consumption, increased employee costs related to growth initiatives, the ongoing competitive labor market and higher benefits costs.

2023 to 2022 Gross Margin (GAAP) Variance – Unregulated Energy

Gross Margin (GAAP) for the Unregulated Energy segment for the quarter ended September 30, 2023 was $6.6 million, an increase of $1.2 million, or 22.9 percent, compared to the same period in 2022. Higher gross margin related primarily to contributions from increased propane margins and fees. The increase was partially offset by reduced customer consumption due in part to the conversion of propane customers to our natural gas distribution service and reduced levels of virtual pipeline services. Additionally, we experienced increased operating expenses associated with employee costs driven by the ongoing competitive labor market and higher benefits costs as well as higher depreciation and amortization.

Gross Margin (GAAP) for the Unregulated Energy segment for the nine months ended September 30, 2023 was $47.4 million, compared to $48.7 million for the same period in 2022. Gross margin during the period was impacted by changes in customer consumption due to significantly warmer weather in our Mid-Atlantic service territories primarily during the first half of the year and the ongoing conversion of propane customers to our natural gas distribution service. These factors were largely offset by expanded propane margins and fees and increased demand for virtual pipeline services. Additionally, we experienced increased operating expenses associated with employee costs driven by the ongoing competitive labor market and higher benefits costs and increased depreciation and amortization.
Adjusted Net Income and Adjusted EPS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except shares and per share data)	2023	2022	2023	2022
Net Income (GAAP)	$9,407	$9,662	$61,884	$63,646
Transaction-related expenses, net (1)	2,804	—	2,898	—
Adjusted Net Income (Non-GAAP)	$12,211	$9,662	$64,782	$63,646

Weighted average common shares outstanding - diluted	17,857,784	17,819,373	17,847,288	17,797,001

Earnings Per Share - Diluted (GAAP)	$0.53	$0.54	$3.47	$3.58
Transaction-related expenses, net (1)	0.16	—	0.16	—
Adjusted Earnings Per Share - Diluted (Non-GAAP)	$0.69	$0.54	$3.63	$3.58
(1) Transaction-related expenses represent costs incurred attributable to the announced acquisition of FCG including, but not limited to, legal, consulting, audit and financing fees.

2023 to 2022 Net Income (GAAP) Variance
Net income (GAAP) for the three months ended September 30, 2023 was $9.4 million, or $0.53 per share, compared to $9.7 million, or $0.54 per share, for the same quarter of 2022. Transaction-related expenses incurred in connection with the announced FCG acquisition, higher operating expenses, interest charges, and depreciation, amortization and property taxes were largely offset by the previously discussed increase in gross margin. Net income for the third quarter of 2022 also included a non-recurring after-tax gain of $0.5 million related to interest income from a federal income tax refund.
Net income (GAAP) for the nine months ended September 30, 2023 was $61.9 million, or $3.47 per share, compared to $63.6 million, or $3.58 per share, for the same period in 2022. Net income for the nine months ended September 30, 2023 included a one-time tax benefit of $1.3 million associated with a reduction in state tax rate, while net income for the prior-year period included a non-recurring after-tax gain of $1.4 million related to a building sale and after-tax interest income of $0.5 million related to a federal income tax refund. Inclusive of the effects of these items and the transaction-related expenses incurred in connection with the announced FCG acquisition, results for the nine months ended September 30, 2023 were also impacted by higher operating expenses, interest charges, and depreciation, amortization and property taxes. These factors were largely offset by the previously discussed increase in gross margin.

Results of Operations for the Three and Nine Months Ended September 30, 2023
Overview

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

Operational Highlights

Our adjusted net income for the three months ended September 30, 2023 was $12.2 million, or $0.69 per share, compared to $9.7 million, or $0.54 per share, for the same quarter of 2022. Adjusted net income for the third quarter of 2022 included a non-recurring after-tax gain of $0.5 million related to interest income from a federal income tax refund. Operating income for the third quarter of 2023 was $20.2 million, an increase of $1.6 million or 8.5 percent compared to the same period in 2022. Excluding transaction-related expenses associated with the announced acquisition of FCG, operating income increased $5.5 million or 29.4 percent compared to the prior-year period. Adjusted gross margin in the third quarter of 2023 was positively impacted by contributions from our Florida natural gas base rate proceeding, increased propane margins and fees, continued pipeline expansion projects, organic growth in our natural gas distribution businesses and incremental contributions associated with regulated infrastructure programs. These increases in adjusted gross margin were partially offset by reduced demand for virtual pipeline services and reduced customer consumption during the third quarter of 2023. Higher operating expenses were largely associated with increased employee costs driven by growth initiatives, the ongoing competitive labor market and higher benefits costs compared to the prior-year period. Operating income was also impacted by higher depreciation, amortization and property taxes.

	Three Months Ended
	September 30,		Increase
	2023	2022	(Decrease)
(in thousands, except shares and per share data)
Adjusted Gross Margin
Regulated Energy segment	$75,893	$69,732	$6,161
Unregulated Energy segment	18,589	17,146	1,443
Other businesses and eliminations	(29)	(30)	1
Total Adjusted Gross Margin	$94,453	$86,848	$7,605

Operating Income (Loss)
Regulated Energy segment	$24,912	$23,663	$1,249
Unregulated Energy segment	(4,723)	(5,056)	333
Other businesses and eliminations	39	41	(2)
Total Operating Income	20,228	18,648	1,580
Other income (expense), net	(72)	957	(1,029)
Interest charges	7,076	6,240	836
Income Before Income Taxes	13,080	13,365	(285)
Income Taxes	3,673	3,703	(30)
Net Income	$9,407	$9,662	$(255)

Basic Earnings Per Share of Common Stock	$0.53	$0.54	$(0.01)
Diluted Earnings Per Share of Common Stock	$0.53	$0.54	$(0.01)

Adjusted Net Income and Adjusted Earnings Per Share
Net Income (GAAP)	$9,407	$9,662	$(255)
Transaction-related expenses, net (1)	2,804	—	2,804
Adjusted Net Income (Non-GAAP)	$12,211	$9,662	$2,549

Weighted average common shares outstanding - diluted	17,857,784	17,819,373	38,411

Earnings Per Share - Diluted (GAAP)	$0.53	$0.54	$(0.01)
Transaction-related expenses, net (1)	0.16	—	0.16
Adjusted Earnings Per Share - Diluted (Non-GAAP)	$0.69	$0.54	$0.15
(1) Transaction-related expenses represent costs incurred attributable to the announced acquisition of FCG including, but not limited to, legal, consulting, audit and financing fees.

Key variances between the third quarter of 2022 and the third quarter of 2023 included:

(in thousands, except per share data)	Pre-tax Income	Net Income	Earnings Per Share
Third Quarter of 2022 Adjusted Results	$13,365	$9,662	$0.54

Non-recurring Items:
Absence of interest income from Federal Income Tax refund	(628)	(454)	(0.03)
	(628)	(454)	(0.03)

Increased (Decreased) Adjusted Gross Margins:
Contribution from rates associated with Florida natural gas base rate proceeding*	3,470	2,495	0.14
Increased propane margins and service fees	1,813	1,304	0.07
Natural gas transmission service expansions*	1,382	994	0.06
Natural gas growth including conversions (excluding service expansions)	1,312	944	0.06
Contributions from regulated infrastructure programs*	563	405	0.02
Changes in customer consumption	(684)	(492)	(0.03)
Decreased margins related to demand for virtual pipeline services*	(428)	(308)	(0.02)
	7,428	5,342	0.30

Increased Operating Expenses (Excluding Natural Gas, Propane, and Electric Costs):
Increased payroll, benefits and other employee-related expenses	(1,638)	(1,178)	(0.06)
Depreciation, amortization and property taxes	(697)	(501)	(0.03)
	(2,335)	(1,679)	(0.09)

Interest charges	(835)	(601)	(0.03)
Changes in Other income, net	(401)	(288)	(0.02)
Net other changes	385	229	0.02
	(851)	(660)	(0.03)
Third Quarter of 2023 Adjusted Results**	$16,979	$12,211	$0.69

*See the Major Projects and Initiatives table.
**Transaction-related expenses attributable to the announced acquisition of FCG have been excluded from the Company’s non-GAAP measures of adjusted net income and adjusted EPS. See the Reconciliation of GAAP to Non-GAAP Measures presented above.

Our adjusted net income for the nine months ended September 30, 2023 was $64.8 million, or $3.63 per share, compared to $63.6 million, or $3.58 per share, for the same period of 2022. Adjusted net income for the nine months ended September 30, 2023 included a one-time tax benefit of $1.3 million associated with a reduction in state tax rate, while adjusted net income for the prior-year period included a non-recurring after-tax gain of $1.4 million related to a building sale and after-tax interest income of $0.5 million related to a federal income tax refund. Operating income for the nine months ended September 30, 2023 was $103.5 million, an increase of $3.5 million or 3.5 percent compared to the same period in 2022. Excluding transaction-related expenses associated with the announced acquisition of FCG, operating income increased $7.4 million or 7.4 percent compared to the prior-year period. Adjusted gross margin for the first nine months of 2023 was positively impacted by contributions from our Florida natural gas base rate proceeding, increased propane margins and fees, continued pipeline expansion projects, organic growth in our natural gas distribution businesses, incremental contributions associated with regulated infrastructure programs and increased demand for virtual pipeline services. These increases in adjusted gross margin were partially offset by reduced customer consumption experienced during the first nine months of 2023 largely due to the unprecedented temperatures in our northern service territories primarily during the first half of the year. The Company recorded higher employee costs driven by growth initiatives, the ongoing competitive labor market and higher benefits costs compared to the prior-year period, higher depreciation, amortization and property taxes and increased costs related to facilities, maintenance and outside services.

	Nine Months Ended
	September 30,		Increase
	2023	2022	(Decrease)
(in thousands, except shares and per share data)
Adjusted Gross Margin
Regulated Energy segment	$240,130	$222,800	$17,330
Unregulated Energy segment	83,818	82,193	1,625
Other businesses and eliminations	(157)	(92)	(65)
Total Adjusted Gross Margin	$323,791	$304,901	$18,890

Operating Income
Regulated Energy segment	$91,828	$84,202	$7,626
Unregulated Energy segment	11,529	15,557	(4,028)
Other businesses and eliminations	131	222	(91)
Total Operating Income	103,488	99,981	3,507
Other income, net	1,036	4,454	(3,418)
Interest charges	21,272	17,404	3,868
Income Before Income Taxes	83,252	87,031	(3,779)
Income Taxes	21,368	23,385	(2,017)
Net Income	$61,884	$63,646	$(1,762)

Basic Earnings Per Share of Common Stock	$3.48	$3.59	$(0.11)
Diluted Earnings Per Share of Common Stock	$3.47	$3.58	$(0.11)

Adjusted Net Income and Adjusted Earnings Per Share
Net Income (GAAP)	$61,884	$63,646	$(1,762)
Transaction-related expenses, net (1)	2,898	—	2,898
Adjusted Net Income (Non-GAAP)	$64,782	$63,646	$1,136

Weighted average common shares outstanding - diluted	17,847,288	17,797,001	$50,287

Earnings Per Share - Diluted (GAAP)	$3.47	$3.58	$(0.11)
Transaction-related expenses, net (1)	0.16	—	0.16
Adjusted Earnings Per Share - Diluted (Non-GAAP)	$3.63	$3.58	$0.05
(1) Transaction-related expenses represent costs incurred attributable to the announced acquisition of FCG including, but not limited to, legal, consulting, audit and financing fees.

Key variances between the nine months ended September 30, 2022 and the nine months ended September 30, 2023 included:

(in thousands, except per share data)	Pre-tax Income	Net Income	Earnings Per Share
Nine months ended September 30, 2022 Adjusted Results	$87,031	$63,646	$3.58

Non-recurring Items:
Absence of gain from sales of assets	(1,902)	(1,414)	(0.08)
Absence of interest income from Federal Income Tax refund	(628)	(459)	(0.03)
One-time benefit associated with reduction in state tax rate	—	1,284	0.07
	(2,530)	(589)	(0.04)

Increased (Decreased) Adjusted Gross Margins:
Contribution from rates associated with Florida natural gas base rate proceeding*	11,440	8,504	0.48
Increased propane margins and service fees	6,389	4,749	0.27
Natural gas growth including conversions (excluding service expansions)	4,678	3,478	0.19
Natural gas transmission service expansions*	2,976	2,212	0.12
Contributions from regulated infrastructure programs*	1,756	1,305	0.07
Increased margins related to demand for virtual pipeline services*	1,338	995	0.06
Increased adjusted gross margin from off-system natural gas capacity sales	740	550	0.03
Customer consumption - primarily resulting from weather	(9,765)	(7,259)	(0.41)
	19,552	14,534	0.81

Increased Operating Expenses (Excluding Natural Gas, Propane, and Electric Costs):
Increased payroll, benefits and other employee-related expenses	(5,905)	(4,389)	(0.25)
Depreciation, amortization and property taxes	(2,397)	(1,782)	(0.10)
Increased facilities expenses, maintenance costs and outside services	(2,032)	(1,510)	(0.08)
	(10,334)	(7,681)	(0.43)

Interest charges	(3,868)	(2,875)	(0.16)
Changes in Other income, net	(888)	(660)	(0.04)
Net other changes	(1,812)	(1,593)	(0.09)
	(6,568)	(5,128)	(0.29)
Nine months ended September 30, 2023 Adjusted Results**	$87,151	$64,782	$3.63

*See the Major Projects and Initiatives table.
**Transaction-related expenses attributable to the announced acquisition of FCG have been excluded from our non-GAAP measures of adjusted net income and adjusted EPS. See the Reconciliation of GAAP to Non-GAAP Measures presented above.

Summary of Key Factors
Recently Completed and Ongoing Major Projects and Initiatives
We constantly pursue and develop additional projects and initiatives to serve existing and new customers, further grow our businesses and earnings, and increase shareholder value. The following table includes the major projects and initiatives recently completed and currently underway. Major projects and initiatives that have generated consistent year-over-year adjusted gross margin contributions are removed from the table at the beginning of the next calendar year. Our practice is to add new projects and initiatives to this table once negotiations or details are substantially final and/or the associated earnings can be estimated. As the FCG acquisition is still pending, it has not been incorporated into the table below.

	Adjusted Gross Margin
	Three Months Ended		Nine Months Ended		Year Ended	Estimate for
	September 30,		September 30,		December 31,	Fiscal
(in thousands)	2023	2022	2023	2022	2022	2023	2024
Pipeline Expansions:
Guernsey Power Station	$373	$373	$1,107	$1,004	$1,377	$1,486	$1,482
Southern Expansion	—	—	—	—	—	586	2,344
Winter Haven Expansion	166	64	468	125	260	576	626
Beachside Pipeline Expansion	603	—	1,206	—	—	1,825	2,451
North Ocean City Connector	—	—	—	—	—	—	200
St. Cloud / Twin Lakes Expansion	118	—	118	—	—	268	584
Clean Energy (1)	267	—	783	—	126	1,009	1,009
Wildlight	178	—	271	—	—	528	2,000
Lake Wales	114	—	152	—	—	265	454
Newberry	—	—	—	—	—	—	862
Total Pipeline Expansions	1,819	437	4,105	1,129	1,763	6,543	12,012

CNG/RNG/LNG Transportation and Infrastructure	2,385	2,813	8,811	7,473	11,100	11,321	12,500

Regulatory Initiatives:
Florida GUARD program	90	—	90	—	—	324	2,421
Capital Cost Surcharge Programs	687	489	2,110	1,503	2,001	2,811	3,979
Florida Rate Case Proceeding (2)	3,991	521	11,961	521	2,474	16,289	17,153
Electric Storm Protection Plan	298	—	940	—	486	960	2,433
Total Regulatory Initiatives	5,066	1,010	15,101	2,024	4,961	20,384	25,986

Total	$9,270	$4,260	$28,017	$10,626	$17,824	$38,248	$50,498

(1) Includes adjusted gross margin generated from interim services through the project in-service date in September 2023.
(2) Includes adjusted gross margin during 2023 comprised of both interim rates and permanent base rates which became effective in March 2023.

Detailed Discussion of Major Projects and Initiatives

Pipeline Expansions

Guernsey Power Station
Guernsey Power Station and our affiliate, Aspire Energy Express, are engaged in a firm transportation capacity agreement whereby Guernsey Power Station has constructed a power generation facility and Aspire Energy Express provides firm natural gas transportation service to this facility. Guernsey Power Station commenced construction of the project in October 2019, Aspire Energy Express completed construction of the gas transmission facilities in the fourth quarter of 2021, and the facility went into service during the first quarter of 2023. The project generated additional adjusted gross margin of $0.1 million for the nine months ended September 30, 2023, and is expected to produce adjusted gross margin of approximately $1.5 million in 2023 and beyond.

Southern Expansion
Eastern Shore installed a new natural gas driven compressor skid unit at its existing Bridgeville, Delaware compressor station that will provide 7,300 Dts of incremental firm transportation pipeline capacity. The project obtained FERC approval in December 2022 and went into service during October 2023. Eastern Shore expects the Southern Expansion project to generate annual adjusted gross margin of $0.6 million in 2023 and $2.3 million in 2024 and thereafter.

Winter Haven Expansion
In May 2021, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with Florida Natural Gas Distribution for an incremental 6,800 Dts/d of firm service in the Winter Haven, Florida area. As part of this agreement, Peninsula Pipeline constructed a new interconnect with FGT and a new regulator station for Florida Natural Gas Distribution. Florida Natural Gas Distribution is using the additional firm service to support new incremental load due to growth in the area, including providing service, most immediately, to a new can manufacturing facility, as well as reliability and operational benefits to Florida Natural Gas Distribution’s existing distribution system in the area. In connection with Peninsula Pipeline’s new regulator station, Florida Natural Gas Distribution also extended its distribution system to connect to the new station. This expansion was placed in service in the third quarter of 2022. The project generated additional adjusted gross margin of $0.1 million and $0.3 million, for the three and nine months ended September 30, 2023, respectively, and is expected to produce adjusted gross margin of approximately $0.6 million in 2023 and thereafter.

Beachside Pipeline Expansion
In June 2021, Peninsula Pipeline and, at that time, an unrelated party, Florida City Gas entered into a Transportation Service Agreement for an incremental 10,176 Dts/d of firm service in Indian River County, Florida, to support Florida City Gas’ growth along the Indian River's barrier island. As part of this agreement, Peninsula Pipeline constructed approximately 11.3 miles of pipeline from its existing pipeline in the Sebastian, Florida, area east under the Intercoastal Waterway and southward on the barrier island. Construction was completed and the project went into service in April 2023. The project generated additional adjusted gross margin of $0.6 million and $1.2 million, respectively, for the three and nine months ended September 30, 2023. We expect this extension to generate additional annual adjusted gross margin of $1.8 million in 2023 and $2.5 million thereafter.

North Ocean City Connector
During the second quarter of 2022, we began construction of an extension of service into North Ocean City, Maryland. Our Delaware natural gas division and Sandpiper installed approximately 5.7 miles of pipeline across southern Sussex County, Delaware to Fenwick Island, Delaware and Worcester County, Maryland. The project reinforces our existing system in Ocean City, Maryland and enables incremental growth along the pipeline. Construction of this project was completed in the second quarter of 2023. Adjusted gross margin in connection with this project is expected to be recognized contingent upon the completion and inclusion in rate base at our next rate case in Maryland. As a result, we expect this expansion to generate annual adjusted gross margin of approximately $0.2 million beginning in 2024, with additional margin opportunities from incremental growth.

St. Cloud / Twin Lakes Expansion
In July 2022, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with FPU for an additional 2,400 Dt/day of firm service in the St. Cloud, Florida area. As part of this agreement, Peninsula Pipeline constructed a pipeline extension and regulator station for FPU. The extension supports new incremental load due to growth in the area, including providing service, most immediately, to the residential development, Twin Lakes. The expansion also improves reliability and provides operational benefits to FPU’s existing distribution system in the area, supporting future growth. This project was placed into service during July 2023 and generated additional adjusted gross margin of $0.1 million for both the three and nine months ended September 30, 2023. We expect this extension to generate additional annual adjusted gross margin of $0.3 million in 2023 and $0.6 million thereafter.

Clean Energy Expansion
During the fourth quarter of 2022, Clean Energy Fuels ("Clean Energy") and Florida Natural Gas Distribution entered into a precedent agreement for firm transportation services associated with a CNG fueling station Clean Energy is constructing. We installed approximately 2.2 miles of main extension in Davenport, Florida to support the filling station which was placed into service during September 2023. Our subsidiary, Marlin Gas Services, provided interim services to Clean Energy during the construction phase of the project. The project generated additional adjusted gross margin of $0.3 million and $0.8 million, for the three and nine months ended September 30, 2023, respectively, and is expected to produce adjusted gross margin of approximately $1.0 million in 2023 and beyond.

Wildlight Expansion
In August 2022, Peninsula Pipeline and FPU filed a joint petition with the Florida PSC for approval of its Transportation Service Agreement associated with the Wildlight planned community located in Nassau County, Florida. The project enables us to meet the significant growing demand for service in Yulee, Florida. The agreement will enable us to build the project during the construction and build-out of the community, and charge the reservation rate as each phase of the project goes into service. Construction of the pipeline facilities will occur in two separate phases. Phase one consists of three extensions with associated facilities, and a gas injection interconnect with associated facilities. Phase two will consist of two additional pipeline extensions. Various phases of the project commenced in the first quarter of 2023, with construction on the overall project continuing through 2025. The project generated adjusted gross margin of $0.2 million and $0.3 million, respectively, for the three and nine months ended September 30, 2023. We expect this project to contribute adjusted gross margin of approximately $0.5 million in 2023 and $2.0 million in 2024 and beyond.

Lake Wales Expansion
In February 2023, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with our Florida natural gas division, FPU for an additional 9,000 Dt/d of firm service in the Lake Wales, Florida area. The PSC approved the petition in April 2023. Approval of the agreement enabled Peninsula Pipeline to complete the acquisition of an existing pipeline in May 2023 that is being utilized to serve both current and new natural gas customers. During the three and nine months ended September 30, 2023 the project generated adjusted gross margin of $0.1 million and $0.2 million, respectively. The project is expected to contribute adjusted gross margin of approximately $0.3 million in 2023 and $0.5 million in 2024 and beyond.

Newberry Expansion
In April 2023, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with FPU for an additional 8,000 Dt/d of firm service in the Newberry, Florida area. Peninsula Pipeline will construct a pipeline extension, which will be used by FPU to support the development of a natural gas distribution system to provide gas service to the City of Newberry. The petition was approved by the Florida PSC in the third quarter of 2023. The project is expected to contribute adjusted gross margin of approximately $0.9 million in 2024 and beyond.

Worcester Resiliency Upgrade
In August 2023, Eastern Shore filed an application with the FERC requesting authorization to construct the Worcester Resiliency Upgrade, which consists of a mixture of storage and transmission facilities in Sussex County, DE and Wicomico, Worcester, and Somerset Counties in Maryland. The project will provide long-term incremental supply necessary to support the growing demand of the participating shippers. Eastern Shore has requested certificate authorization by December 2024, with a target in-service date by the third quarter of 2025.

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

For the nine months ended September 30, 2023, we generated $1.3 million in additional adjusted gross margin, associated with the transportation of CNG and RNG by Marlin’s virtual pipeline and Aspire Energy’s Noble Road RNG pipeline. We estimate annual adjusted gross margin of approximately $11.3 million in 2023, and $12.5 million in 2024 for these transportation related services, with potential for additional growth in future years.

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

Regulatory Initiatives

Florida GUARD Program
In February 2023, FPU filed a petition with the Florida PSC for approval of the GUARD program. GUARD is a ten-year program to enhance the safety, reliability, and accessibility of portions of our natural gas distribution system. We identified various categories of projects to be included in GUARD, which include the relocation of mains and service lines located in rear easements and other difficult to access areas to the front of the street, the replacement of problematic distribution mains, service lines, and maintenance and repair equipment and system reliability projects. In August 2023, the Florida PSC approved the GUARD program, which included $205 million of capital expenditures projected to be spent over a 10-year period. For the three and nine months ended September 30, 2023, there was $0.1 million of incremental adjusted gross margin generated pursuant to the program. The program is expected to generate $0.3 million of additional adjusted gross margin in 2023 and $2.4 million in 2024.

Capital Cost Surcharge Programs
In December 2019, the FERC approved Eastern Shore’s capital cost surcharge to become effective January 1, 2020. The surcharge, an approved item in the settlement of Eastern Shore’s last general rate case, allows Eastern Shore to recover capital costs associated with mandated highway or railroad relocation projects that required the replacement of existing Eastern Shore facilities. For the three and nine months ended September 30, 2023, there was $0.2 million and $0.6 million, respectively, of incremental adjusted gross margin generated pursuant to the program. Eastern Shore expects to produce adjusted gross margin of approximately $2.8 million in 2023 and $4.0 million in 2024 from relocation projects, which is ultimately dependent upon the timing of filings and the completion of construction.

Florida Natural Gas Base Rate Proceeding
In May 2022, our natural gas distribution businesses in Florida filed a consolidated natural gas rate case with the Florida PSC. The application included a request for the following: (i) permanent rate relief of approximately $24.1 million, effective January 1, 2023, (ii) a depreciation study also submitted with the filing; (iii) authorization to make certain changes to tariffs to include the consolidation of rates and rate structure across the businesses and to unify the Florida natural gas distribution businesses under FPU; (iv) authorization to retain the acquisition adjustment recorded at the time of the FPU merger in our revenue requirement; and (v) authorization to establish an environmental remediation surcharge for the purposes of addressing future expected remediation costs for FPU MGP sites. In August 2022, interim rates were approved by the Florida PSC in the amount of approximately $7.7 million on an annualized basis, effective for all meter readings in September 2022. The discovery process and related hearings were concluded during the fourth quarter of 2022 and briefs were submitted in the same quarter of 2022. In January 2023, the Florida PSC approved the application for consolidation and permanent rate relief of approximately $17.2 million on an annual basis. Actual rates in connection with the rate relief were approved by the Florida PSC in February 2023 with an effective date of March 1, 2023. For the three and nine months ended September 30, 2023, there was $3.5 million and $11.4 million, respectively, of incremental adjusted gross margin generated pursuant to this proceeding, and it is expected to generate $16.3 million of total adjusted gross margin in 2023 and $17.2 million in 2024.

Storm Protection Plan
In 2020, the Florida PSC implemented the SPP and SPPCR rules, which require electric utilities to petition the Florida PSC for approval of a Transmission and Distribution Storm Protection Plan that covers the utility’s immediate 10-year planning period with updates to the plan at least every 3 years. The SPPCR rules allow the utility to file for recovery of associated costs related to its SPP. Our Florida electric distribution operation's SPP and SPPCRC were filed during the first quarter of 2022 and approved in the fourth quarter of 2022 with modifications, by the Florida PSC. For the three and nine months ended September 30, 2023, this initiative generated adjusted gross margin of approximately $0.3 million and $0.9 million, respectively, and is expected to generate $1.0 million of total adjusted gross margin in 2023 and $2.4 million in 2024. We expect continued investment under the SPP going forward.

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

Other Major Factors Influencing Adjusted Gross Margin
Weather Impact
Weather was not a significant factor during the third quarter of 2023 but the Company's year-to-date adjusted gross margin was negatively impacted by approximately $9.8 million attributable to reduced customer consumption driven largely by significantly warmer weather in some of our service territories. The following table summarizes HDD and CDD variances from the 10-year average HDD/CDD ("Normal") for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2023	2022	Variance	2023	2022	Variance
Delmarva Peninsula
Actual HDD	19	28	(9)	2,069	2,603	(534)
10-Year Average HDD ("Normal")	38	43	(5)	2,731	2,710	21
Variance from Normal	(19)	(15)		(662)	(107)
Florida
Actual HDD	1	1	—	371	535	(164)
10-Year Average HDD ("Normal")	1	1	—	550	543	7
Variance from Normal	—	—		(179)	(8)
Ohio
Actual HDD	86	84	2	3,148	3,614	(466)
10-Year Average HDD ("Normal")	65	72	(7)	3,661	3,614	47
Variance from Normal	21	12		(513)	—
Florida
Actual CDD	1,533	1,303	230	2,793	2,486	307
10-Year Average CDD ("Normal")	1,391	1,393	(2)	2,535	2,535	—
Variance from Normal	142	(90)		258	(49)

Natural Gas Distribution Adjusted Gross Margin Growth
The average number of residential customers served on the Delmarva Peninsula increased by approximately 5.5 percent and 5.6 percent, respectively, for the three and nine months ended September 30, 2023, while Florida customers increased by 3.6 percent and 4.0 percent, respectively, for the three- and nine-month periods. On the Delmarva Peninsula, a larger percentage of the adjusted gross margin growth was generated from residential growth given the expansion of gas into new housing communities and conversions to natural gas as our distribution infrastructure continues to build out. In Florida, as new communities continue to build out due to population growth and infrastructure is added to support the growth, there is increased load from both residential customers as well as new commercial and industrial customers. The details are provided in the following table:

	Three Months Ended		Nine Months Ended
	September 30, 2023		September 30, 2023
(in thousands)	Delmarva Peninsula	Florida	Delmarva Peninsula	Florida
Customer Growth:
Residential	$384	$380	$1,470	$1,043
Commercial and industrial	69	479	522	1,643
Total Customer Growth (1)	$453	$859	$1,992	$2,686
(1) Customer growth amounts for Florida include the effects of revised rates associated with our natural gas base rate proceeding.

Regulated Energy Segment

For the quarter ended September 30, 2023, compared to the quarter ended September 30, 2022:

	Three Months Ended
	September 30,		Increase
	2023	2022	(Decrease)
(in thousands)
Revenue	$102,411	$90,980	$11,431
Regulated natural gas and electric costs	26,518	21,248	5,270
Adjusted gross margin (1)	75,893	69,732	6,161
Operations & maintenance	28,600	27,668	932
Depreciation & amortization	13,192	13,271	(79)
Transaction-related expenses (2)	3,899	—	3,899
Other taxes	5,290	5,130	160
Total operating expenses	50,981	46,069	4,912
Operating income	$24,912	$23,663	$1,249
(1) Adjusted Gross Margin is a non-GAAP measure utilized by Management to review business unit performance. For a more detailed discussion on the differences between Gross Margin (GAAP) and Adjusted Gross Margin, see the Reconciliation of GAAP to Non-GAAP Measures presented above.
(2) Transaction-related expenses represent costs incurred attributable to the announced acquisition of FCG including, but not limited to, legal, consulting, audit and financing fees.

Operating income for the Regulated Energy segment for the third quarter of 2023 was $24.9 million, an increase of $1.2 million, or 5.3 percent, over the same period in 2022. Excluding the transaction-related expenses associated with the announced acquisition of FCG, operating income increased $5.1 million or 21.8 percent over the same period in 2022. Higher operating income reflects contributions from our Florida natural gas base rate proceeding, continued pipeline expansion projects, organic growth in our natural gas distribution businesses, and incremental contributions associated with regulated infrastructure programs. These increases were partially offset by changes in customer consumption. Excluding the transaction-related expenses described above, operating expenses increased by $1.0 million compared to the prior year primarily attributable to increased employee costs driven by growth initiatives, the ongoing competitive labor market and higher benefits costs, and higher property taxes.

Items contributing to the quarter-over-quarter increase in adjusted gross margin are listed in the following table:

(in thousands)
Rate changes associated with the Florida natural gas base rate proceeding (1)	$3,470
Natural gas transmission service expansions	1,382
Natural gas growth including conversions (excluding service expansions)	1,312
Contributions from regulated infrastructure programs	563
Changes in customer consumption	(259)
Other variances	(307)
Quarter-over-quarter increase in adjusted gross margin	$6,161
(1) Includes adjusted gross margin contributions from permanent base rates that became effective in March 2023.

The following narrative discussion provides further detail and analysis of the significant items in the foregoing table.

Rate Changes Associated with the Florida Natural Gas Base Rate Proceeding
In March 2023, we obtained a final rate order in connection with the Florida natural gas base rate proceeding with permanent rates effective on March 1, 2023. These permanent rates contributed additional adjusted gross margin of $3.5 million for the three months ended September 30, 2023. Refer to Note 5, Rates and Other Regulatory Activities, in the condensed consolidated financial statements for additional information.

Natural Gas Transmission Service Expansions
We generated increased adjusted gross margin of $1.4 million for the three months ended September 30, 2023 from natural gas transmission service expansions including Peninsula Pipeline's Wildlight, Lake Wales, St. Cloud/Twin Lakes, Winter Haven, and Beachside projects, as well as FPU natural gas' Clean Energy project.

Natural Gas Distribution Customer Growth
We generated additional adjusted gross margin of $1.3 million from natural gas customer growth. Adjusted gross margin increased by $0.9 million in Florida and $0.4 million on the Delmarva Peninsula for the three months ended September 30, 2023, as compared to the same period in 2022, due primarily to residential customer growth of 3.6 percent and 5.5 percent in Florida and on the Delmarva Peninsula, respectively, as well as commercial and industrial growth in Florida.

Contributions from Regulated Infrastructure Programs
Contributions from regulated infrastructure programs generated incremental adjusted gross margin of $0.6 million in the third quarter of 2023. The increase in adjusted gross margin was primarily related to continued investment in Eastern Shore's capital surcharge program and FPU Electric's storm protection plan. Refer to Note 5, Rates and Other Regulatory Activities, in the condensed consolidated financial statements for additional information.

Changes in Customer Consumption
We experienced reduced customer consumption in the third quarter of 2023 resulting in reduced adjusted gross margin of $0.3 million.

Operating Expenses
Items contributing to the quarter-over-quarter increase in operating expenses are listed in the following table:

(in thousands)
Transaction-related expenses (1)	$3,899
Increased payroll, benefits and other employee-related expenses	749
Depreciation, amortization and property taxes	297
Other variances	(33)
Quarter-over-quarter increase in operating expenses	$4,912
(1) Transaction-related expenses represent costs incurred attributable to the announced acquisition of FCG including, but not limited to, legal, consulting, audit and financing fees.

For the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022:

	Nine Months Ended
	September 30,		Increase
	2023	2022	(Decrease)
(in thousands)
Revenue	$345,822	$311,064	$34,758
Regulated natural gas and electric costs	105,692	88,264	17,428
Adjusted gross margin (1)	240,130	222,800	17,330
Operations & maintenance	88,298	83,288	5,010
Depreciation & amortization	39,179	39,496	(317)
Transaction-related expenses (2)	3,899	—	3,899
Other taxes	16,926	15,814	1,112
Total operating expenses	148,302	138,598	9,704
Operating income	$91,828	$84,202	$7,626
(1) Adjusted Gross Margin is a non-GAAP measure utilized by Management to review business unit performance. For a more detailed discussion on the differences between Gross Margin (GAAP) and Adjusted Gross Margin, see the Reconciliation of GAAP to Non-GAAP Measures presented above.
(2) Transaction-related expenses represent costs incurred attributable to the announced acquisition of FCG including, but not limited to, legal, consulting, audit and financing fees.

Operating income for the Regulated Energy segment for the nine months ended September 30, 2023 was $91.8 million, an increase of $7.6 million, or 9.1 percent, over the same period in 2022. Excluding the transaction-related expenses associated with the announced acquisition of FCG, operating income increased $11.5 million or 13.7 percent over the same period in 2022. Higher operating income reflects contributions from our Florida natural gas base rate proceeding, organic growth in our natural gas distribution businesses, continued pipeline expansion projects and incremental contributions associated with regulated infrastructure programs. These increases were partially offset by changes in customer consumption. Excluding the transaction-related expenses described above, operating expenses increased by $5.8 million compared to the prior year primarily attributable to increased employee costs driven by growth initiatives, the ongoing competitive labor market and higher benefits costs, increased property taxes and higher facilities, maintenance and outside services costs.

Items contributing to the period-over-period increase in adjusted gross margin are listed in the following table:

(in thousands)
Rate changes associated with the Florida natural gas base rate proceeding (1)	$11,440
Natural gas growth including conversions (excluding service expansions)	4,678
Natural gas transmission service expansions	2,976
Contributions from regulated infrastructure programs	1,756
Changes in customer consumption	(3,272)
Other variances	(248)
Period-over-period increase in adjusted gross margin	$17,330
(1) Includes adjusted gross margin comprised of both interim rates and permanent base rates that became effective in March 2023.

The following narrative discussion provides further detail and analysis of the significant items in the foregoing table.

Rate Changes Associated with the Florida Natural Gas Base Rate Proceeding
In August 2022, the Florida PSC approved interim rates starting in September 2022. In March 2023, we obtained a final rate order in connection with the Florida natural gas base rate proceeding with permanent rates effective on March 1, 2023. These interim and permanent rates contributed additional adjusted gross margin of $11.4 million. Please refer to Note 5, Rates and Other Regulatory Activities, in the condensed consolidated financial statements for additional information.

Natural Gas Distribution Customer Growth
We generated additional adjusted gross margin of $4.7 million from natural gas customer growth. Adjusted gross margin increased by $2.7 million in Florida and $2.0 million on the Delmarva Peninsula for the nine months ended September 30, 2023, as compared to the same period in 2022, due primarily to residential customer growth of 4.0 percent and 5.6 percent in Florida and on the Delmarva Peninsula, respectively, as well as commercial and industrial growth in Florida.

Natural Gas Transmission Service Expansions
We generated increased adjusted gross margin of $3.0 million for the nine months ended September 30, 2023 from natural gas transmission service expansions including Peninsula Pipeline's Wildlight, Lake Wales, St. Cloud/Twin Lakes, Winter Haven, and Beachside projects, FPU natural gas' Clean Energy project and Aspire Energy Express' Guernsey pipeline expansion.

Contributions from Regulated Infrastructure Programs
Contributions from regulated infrastructure programs generated incremental adjusted gross margin of $1.8 million for the nine months ended September 30, 2023. The increase in adjusted gross margin was primarily related to Eastern Shore's capital surcharge program and FPU Electric's storm protection plan. Refer to Note 5, Rates and Other Regulatory Activities, in the condensed consolidated financial statements for additional information.

Changes in Customer Consumption
We experienced reduced customer consumption for the nine months ended September 30, 2023 as a result of significantly warmer weather experienced in our Delmarva service territory primarily during the first half of the year resulting in reduced adjusted gross margin of $3.3 million.

Operating Expenses
Items contributing to the period-over-period increase in operating expenses are listed in the following table:

(in thousands)
Transaction-related expenses (1)	$3,899
Payroll, benefits and other employee-related expenses	2,301
Depreciation, amortization and property tax costs due to new capital investments	1,190
Increased facilities expenses, maintenance costs and outside services	1,079
Increased regulatory expenses	444
Increased costs related to credit and collections	270
Other variances	521
Period-over-period increase in operating expenses	$9,704
(1) Transaction-related expenses represent costs incurred attributable to the announced acquisition of FCG including, but not limited to, legal, consulting, audit and financing fees.

Unregulated Energy Segment

For the quarter ended September 30, 2023, compared to the quarter ended September 30, 2022:

	Three Months Ended
	September 30,		Increase
	2023	2022	(Decrease)
(in thousands)
Revenue	$34,970	$47,914	$(12,944)
Unregulated propane and natural gas costs	16,381	30,768	(14,387)
Adjusted gross margin (1)	18,589	17,146	1,443
Operations & maintenance	17,817	17,089	728
Depreciation & amortization	4,420	4,071	349
Other taxes	1,075	1,042	33
Total operating expenses	23,312	22,202	1,110
Operating Income (Loss)	$(4,723)	$(5,056)	$333
(1) Adjusted Gross Margin is a non-GAAP measure utilized by Management to review business unit performance. For a more detailed discussion on the differences between Gross Margin (GAAP) and Adjusted Gross Margin, see the Reconciliation of GAAP to Non-GAAP Measures presented above.

Operating results for the Unregulated Energy segment for the third quarter of 2023 reflect a $0.3 million improvement compared to the same period in 2022. Operating results for the second and third quarters historically have been lower due to reduced customer demand during the warmer periods of the year. The impact to operating income may not align with the seasonal variations in adjusted gross margin as many of the operating expenses are recognized ratably over the course of the year.

Adjusted gross margin in the Unregulated Energy segment during the third quarter increased due to improved propane margins and fees as well as increased customer consumption at Aspire. These increases were partially offset by reduced customer consumption in our propane operations and reduced levels of virtual pipeline services. Additionally, we experienced increased operating expenses associated with higher employee costs driven by the continued competition in the current labor market and increased benefit costs as well as increased property taxes.
Items contributing to the quarter-over-quarter increase in adjusted gross margin are listed in the following table:

(in thousands)
Propane Operations
Increased propane margins and service fees	$1,813
Reduced propane customer consumption	(659)
CNG/RNG/LNG Transportation and Infrastructure
Lower level of virtual pipeline services	(428)
Aspire Energy
Increased customer consumption	298
Other variances	419
Quarter-over-quarter increase in adjusted gross margin	$1,443
The following narrative discussion provides further detail and analysis of the significant items in the foregoing table.
Propane Operations
•Increased Propane Margins and Service Fees - Adjusted gross margin increased by $1.8 million for the three months ended September 30, 2023, mainly due to increased margins and customer service fees. These market conditions, which include market pricing and competition with other propane suppliers, as well as the availability and price of alternative energy sources, may fluctuate based on changes in demand, supply and other energy commodity prices.
•Propane customer consumption - Adjusted gross margin decreased by $0.7 million due to reduced customer consumption.

CNG/RNG/LNG Transportation and Infrastructure
•Lower level of virtual pipeline services - Adjusted gross margin decreased by $0.4 million during the third quarter of 2023 as compared to the same period in the prior year due to lower levels of CNG hold services.
Aspire Energy
•Increased Customer Consumption - Adjusted gross margin increased by $0.3 million due to increased customer consumption compared to the same period in the prior year.

Operating Expenses
Items contributing to the quarter-over-quarter increase in operating expenses are listed in the following table:

(in thousands)
Increased payroll, benefits and other employee-related expenses	$889
Increased depreciation, amortization and property tax costs	395
Other variances	(174)
Quarter-over-quarter increase in operating expenses	$1,110

For the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022:

	Nine Months Ended
	September 30,		Increase
	2023	2022	(Decrease)
(in thousands)
Revenue	$158,886	$202,669	$(43,783)
Unregulated propane and natural gas costs	75,068	120,476	(45,408)
Adjusted gross margin (1)	83,818	82,193	1,625
Operations & maintenance	55,627	51,301	4,326
Depreciation & amortization	12,923	12,025	898
Other taxes	3,739	3,310	429
Total operating expenses	72,289	66,636	5,653
Operating Income	$11,529	$15,557	$(4,028)
(1) Adjusted Gross Margin is a non-GAAP measure utilized by Management to review business unit performance. For a more detailed discussion on the differences between Gross Margin (GAAP) and Adjusted Gross Margin, see the Reconciliation of GAAP to Non-GAAP Measures presented above.
Operating results for the Unregulated Energy segment for the nine months ended September 30, 2023 decreased by $4.0 million compared to the same period in 2022. Operating results were impacted during the first nine months of 2023 by changes in customer consumption due to significantly warmer weather in our Mid-Atlantic and North Carolina service areas during the first half of the year as well as the conversion of propane customers to our natural gas distribution service. Additionally, we experienced increased operating expenses associated with higher employee related expenses driven by the continued competition in the current labor market and higher benefit costs, higher depreciation, amortization and property taxes, and increased costs for facilities, maintenance, and outside services. These factors were partially offset by increased propane margins and fees and continued demand for virtual pipeline services.
Items contributing to the period-over-period increase in adjusted gross margin are listed in the following table:

(in thousands)
Propane Operations
Increased propane margins and service fees	$6,389
Propane customer consumption - primarily weather related	(5,583)
Decreased customer consumption due to conversion of customers to our natural gas system	(656)
CNG/RNG/LNG Transportation and Infrastructure
Increased level of virtual pipeline services	1,338
Aspire Energy
Reduced customer consumption - primarily weather related	(254)
Other variances	391
Period-over-period increase in adjusted gross margin	$1,625
The following narrative discussion provides further detail and analysis of the significant items in the foregoing table.
Propane Operations
•Increased Propane Margins and Service Fees - Adjusted gross margin increased by $6.4 million for the nine months ended September 30, 2023, mainly due to increased margins and customer service fees. Propane margins also increased due to gains associated with our SWAP agreements. These market conditions, which include market pricing and competition with other propane suppliers, as well as the availability and price of alternative energy sources, may fluctuate based on changes in demand, supply and other energy commodity prices.
•Propane customer consumption - Adjusted gross margin fell by $5.6 million as a result of reduced customer consumption driven by significantly warmer weather that our Mid-Atlantic and North Carolina service areas experienced primarily during the first half of 2023.
•Reduced customer consumption due to conversion of customers to our natural gas system - Adjusted gross margin fell by $0.7 million as more customers converted from propane to our natural gas distribution service.

CNG/RNG/LNG Transportation and Infrastructure
•Increased levels of virtual pipeline services - Adjusted gross margin increased by $1.3 million during the first nine months of 2023 as compared to the same period in the prior year due to increased levels of CNG hold services and contributions from the Aspire Noble Road RNG project.
Aspire Energy
•Reduced Customer Consumption - Adjusted gross margin was reduced by $0.3 million resulting from lower consumption as weather in Ohio was approximately 13 percent warmer compared to the same period in the prior year.

Operating Expenses
Items contributing to the period-over-period increase in operating expenses are listed in the following table:

(in thousands)
Increased payroll, benefits and other employee-related expenses	$3,603
Increased depreciation, amortization and property tax costs	1,231
Increased facilities expenses, maintenance costs and outside services	836
Other variances	(17)
Period-over-period increase in operating expenses	$5,653

OTHER INCOME (EXPENSE), NET
For the quarter ended September 30, 2023 compared to the quarter ended September 30, 2022
Other income (expense), net, which includes non-operating investment income, interest income, late fees charged to customers, gains or losses from the sale of assets and pension and other benefits expense, decreased by $1.0 million in the third quarter of 2023. This was primarily attributable to the absence of interest income received in connection with a Federal Income Tax refund during the third quarter of 2022 and higher pension related expenses compared to the prior-year period.

For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022
Other income (expense), net, decreased by $3.4 million for the nine months ended September 30, 2023. The decrease was primarily attributable to the absence of a one-time gain related to a building sale during the second quarter of 2022, the absence of interest income received in connection with a Federal Income Tax refund during the third quarter of 2022, and higher pension related expenses compared to the prior-year period.

INTEREST CHARGES
For the quarter ended September 30, 2023 compared to the quarter ended September 30, 2022
Interest charges for the three months ended September 30, 2023 increased by $0.8 million compared to the same period in 2022, attributable primarily to $0.9 million in interest expense related to a long-term debt placement in the first quarter of 2023 and $0.4 million driven largely by higher average interest rates on outstanding borrowings under our Revolver. These factors were partially offset by higher capitalized interest of $0.5 million associated with capital projects. The weighted-average interest rate on our Revolver borrowings was 5.5 percent during the quarter ended September 30, 2023 compared to 3.0 percent during the prior-year period as a result of the Federal Reserve raising interest rates throughout 2022 and continuing into the third quarter of 2023.

For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022
Interest charges for the nine months ended September 30, 2023 increased by $3.9 million compared to the same period in 2022, attributable primarily to $3.0 million driven largely by higher average interest rates on outstanding borrowings under our Revolver and $2.0 million in interest expense related to long-term debt placements in 2022 and 2023. These factors were partially offset by higher capitalized interest of $1.3 million associated with capital projects. The weighted-average interest rate on our Revolver borrowings was 5.27 percent during the nine months ended September 30, 2023 compared to 1.71 percent during the prior-year period as a result of the Federal Reserve actions referred to above throughout 2022 and continuing into the third quarter of 2023.

INCOME TAXES
For the quarter ended September 30, 2023 compared to the quarter ended September 30, 2022
Income tax expense was $3.7 million in both quarters ended September 30, 2023 and 2022, respectively, and the effective income tax rate was 28.1 percent and 27.7 percent, respectively, during those periods.

For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022
Income tax expense was $21.4 million for the nine months ended September 30, 2023, compared to $23.4 million for the nine months ended September 30, 2022. Our effective income tax rate was 25.7 percent and 26.9 percent for the nine months ended September 30, 2023 and 2022, respectively. Income tax expense for the nine months ended September 30, 2023 includes a $1.3 million benefit in deferred tax expense resulting from a reduction in the Pennsylvania state income tax rate. Excluding this change, our effective income tax rate was 27.2 percent for the nine months ended September 30, 2023.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Our capital requirements reflect the capital-intensive and seasonal nature of our business and are principally attributable to investment in new plant and equipment, retirement of outstanding debt and seasonal variability in working capital. We rely on cash generated from operations, short-term borrowings, and other sources to meet normal working capital requirements and to temporarily finance capital expenditures. We may also issue long-term debt and equity to fund capital expenditures and to maintain our capital structure within our target capital structure range. We maintain an effective shelf registration statements with the SEC for the issuance of shares of common stock in various types of equity offerings, including the DRIP and previously, shares of common stock under an ATM equity program. Depending on our capital needs and subject to market conditions, in addition to other possible debt and equity offerings, we may consider issuing additional shares under the direct share purchase component of the DRIP.
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
Capital expenditures for investments in new or acquired plant and equipment are our largest capital requirements. Our capital expenditures were $144.8 million for the nine months ended September 30, 2023. In the table below, we have provided the range of our forecasted capital expenditures for 2023 (excluding the FCG acquisition which is expected to close prior to year-end 2023):

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

Given the magnitude of the FCG acquisition, the Company will surpass its capital expenditures guidance range two years early. Additionally, as a result of the Company’s most recent 5-year strategic plan review where it revisited growth projections over the next five years for its legacy businesses and with the increased scale and investment opportunities related to the planned acquisition of FCG, the Company announced new capital expenditure guidance for the five-year period ended 2028 that will range from $1.5 billion to $1.8 billion.

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
The following table presents our capitalization, excluding and including short-term borrowings, as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
(in thousands)
Long-term debt, net of current maturities	$643,801	43%	$578,388	41%
Stockholders’ equity	866,677	57%	832,801	59%
Total capitalization, excluding short-term debt	$1,510,478	100%	$1,411,189	100%

	September 30, 2023		December 31, 2022
(in thousands)
Short-term debt	$118,570	7%	$202,157	12%
Long-term debt, including current maturities	663,801	40%	599,871	37%
Stockholders’ equity	866,677	53%	832,801	51%
Total capitalization, including short-term debt	$1,649,048	100%	$1,634,829	100%
Our target ratio of equity to total capitalization, including short-term borrowings, is between 50 and 60 percent. Our equity to total capitalization ratio, including short-term borrowings, was 53 percent as of September 30, 2023. We seek to align permanent financing with the in-service dates of our capital projects. We may utilize more temporary short-term debt when the financing cost is attractive as a bridge to the permanent long-term financing or if the equity markets are volatile.
During the first nine months of 2023, there were no issuances under the DRIP. In 2022, we issued less than 0.1 million shares at an average price per share of $136.26 and received net proceeds of $4.5 million under the DRIP.
Shelf Agreements
We have entered into Shelf Agreements with Prudential and MetLife, whom are under no obligation to purchase any unsecured debt. In February 2023, we amended both Shelf Agreements which expanded the total borrowing capacity and extended the term of the agreements for an additional three years from the effective date. The following table summarizes our Shelf Agreements at September 30, 2023:

(in thousands)	Total Borrowing Capacity	Less: Amount of Debt Issued	Less: Unfunded Commitments	Remaining Borrowing Capacity
Shelf Agreement (1)
Prudential Shelf Agreement	$405,000	$(300,000)	$—	$105,000
MetLife Shelf Agreement	200,000	(50,000)	—	150,000
Total Shelf Agreements as of September 30, 2023	$605,000	$(350,000)	$—	$255,000
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

Short-term Borrowings
We are authorized by our Board of Directors to borrow up to $375.0 million of short-term debt, as required. At September 30, 2023 and December 31, 2022, we had $118.6 million and $202.2 million, respectively, of short-term borrowings outstanding at a weighted average interest rate of 5.61 percent and 5.04 percent respectively. Borrowings outstanding under the sustainable investment sublimit of the 364-day tranche amounted to $9.4 million at September 30, 2023.
In October 2023, August 2023 and August 2022, we entered into amendments to our Revolver which resulted in modifications to both tranches of the facility. The amendment in October 2023, allowed for a change in our funded indebtedness ratio from 65 percent to 70 percent during the quarter in which the acquisition of FCG is consummated and the quarter subsequent to the closing of the acquisition. The amendment in August 2023 served to renew the 364-day tranche of the Revolver, providing for $175.0 million of short-term debt capacity. Additionally, this amendment provided for the following: borrowings under the 364 days facility shall now bear interest (i) based upon SOFR, plus a 10-basis point credit spread adjustment, and an applicable margin of 1.05 percent or less, with such margin based on total indebtedness as a percentage of total capitalization or (ii) the base rate, as selected by our discretion. Further, this amendment provided that borrowings under the 364 days green loan shall now bear interest at (i) SOFR rate plus a 10-basis point credit spread adjustment and an applicable margin of 1.00 percent or less, with such margin based on total indebtedness as a percentage of total capitalization or (ii) the base rate plus 0.05 percent or less, as selected by our discretion. The amendment entered into in August 2022 served to reset the benchmark interest rate to SOFR and to eliminate a previous covenant which capped our investment limit to $150.0 million for investments where we maintain less than 50 percent ownership.

The 364-day tranche of the Revolver expires in August 2024 and the five-year tranche expires in August 2026, both of which are available to fund our short-term cash needs to meet seasonal working capital requirements and to temporarily fund portions of our capital expenditures. Borrowings under both tranches of the Revolver are subject to a pricing grid, including the commitment fee and the interest rate charged based upon our total indebtedness to total capitalization ratio for the prior quarter. As of September 30, 2023, the pricing under the 364-day tranche of the Revolver included an unused commitment fee of 9 basis points and maintains an interest rate of 75 basis points over SOFR plus a 10 basis point SOFR adjustment. As of September 30, 2023, the pricing under the five-year tranche of the Revolver included an unused commitment fee of 9 basis points and an interest rate of 95 basis points over SOFR plus a 10 basis point SOFR adjustment.

The availability of funds under the Revolver is subject to conditions specified in the credit agreement, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in the Revolver's loan documents. We are required by the financial covenants in the Revolver to maintain, at the end of each fiscal year, a funded indebtedness ratio of no greater than 65 percent. As of September 30, 2023, we were in compliance with this covenant.

Our total available credit under the Revolver at September 30, 2023 was $250.5 million. As of September 30, 2023, we had issued $5.9 million in letters of credit to various counterparties under the Revolver. These letters of credit are not included in the outstanding short-term borrowings and we do not anticipate that they will be drawn upon by the counterparties. The letters of credit reduce the available borrowings under the Revolver.

In connection with our acquisition of FCG, we entered into a 364-day Bridge Facility commitment with Barclays Bank PLC for up to $965.0 million. In October 2023, the Bridge Facility commitment was extended to include additional lending parties.

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

Cash Flows
The following table provides a summary of our operating, investing and financing cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$183,347	$136,010
Investing activities	(135,743)	(97,127)
Financing activities	(52,015)	(41,379)
Net (decrease) increase in cash and cash equivalents	(4,411)	(2,496)
Cash and cash equivalents—beginning of period	6,204	4,976
Cash and cash equivalents—end of period	$1,793	$2,480

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

During the nine months ended September 30, 2023, net cash provided by operating activities was $183.3 million. Operating cash flows were primarily impacted by the following:
•Net income, adjusted for non-cash adjustments, provided a $126.0 million source of cash;
•Changes in net regulatory assets and liabilities due primarily to the change in fuel costs collected through the various cost recovery mechanisms resulted in a $33.5 million source of cash;
•Other working capital changes, impacted primarily by a reduction in net receivables and propane inventory levels, resulted in a $15.5 million source of cash; and
•An increased level of deferred taxes associated with incremental tax depreciation from growth investments resulted in a source of cash of $8.3 million.

Cash Flows Used in Investing Activities

Net cash used in investing activities totaled $135.7 million during the nine months ended September 30, 2023, largely driven by $137.7 million for new capital expenditures.

Cash Flows Used in Financing Activities

Net cash used in financing activities totaled $52.0 million during the nine months ended September 30, 2023 and included the following:
•Net repayments under the Revolver of $81.7 million;
•A use of cash of $29.5 million for dividend payments in 2023; partially offset by
•A net increase in long-term debt borrowings of $63.8 million to permanently finance investment in growth initiatives.
Off-Balance Sheet Arrangements
The Board of Directors has authorized us to issue corporate guarantees securing obligations of our subsidiaries and to obtain letters of credit securing our subsidiaries' obligations. The maximum authorized liability under such guarantees and letters of credit as of September 30, 2023 was $20.0 million. The aggregate amount guaranteed related to our subsidiaries at September 30, 2023 was $14.2 million, with the guarantees expiring on various dates through August 2024. In addition, the Board has authorized us to issue specific purpose corporate guarantees. The amount of specific purpose guarantees outstanding at September 30, 2023 was $4.0 million.

As of September 30, 2023, we have issued letters of credit totaling approximately $5.9 million related to the electric transmission services for FPU's electric division, the firm transportation service agreement between TETLP and our Delaware and Maryland divisions, to our current and previous primary insurance carriers. These letters of credit have various expiration dates through September 2024. We have not drawn upon these letters of credit as of September 30, 2023 and do not anticipate that the counterparties will draw upon these letters of credit. We expect that they will be renewed to the extent necessary in the future. Additional information is presented in Note 7, Other Commitments and Contingencies, in the condensed consolidated financial statements.

Contractual Obligations
There has been no material change in the contractual obligations presented in our 2022 Annual Report on Form 10-K, except for commodity purchase obligations entered into in the ordinary course of our business. The following table summarizes commodity purchase contract obligations at September 30, 2023:

	Payments Due by Period
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
(in thousands)
Purchase obligations - Commodity (1)	$45,743	$—	$—	$—	$45,743
Total	$45,743	$—	$—	$—	$45,743

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

The following table reflects the changes in the fair market value of financial derivatives contracts related to propane purchases and sales from December 31, 2022 to September 30, 2023:

(in thousands)	Balance at December 31, 2022	(Decrease) in Fair Market Value	Less Amounts Settled	Balance at September 30, 2023
Sharp	$1,507	$(910)	$278	$875

There were no changes in methods of valuations during the nine months ended September 30, 2023.

The following is a summary of fair market value of financial derivatives as of September 30, 2023, by method of valuation and by maturity for each fiscal year period.

(in thousands)	2023	2024	2025	2026	Total Fair Value
Price based on Mont Belvieu - Sharp	$590	$235	$56	$(6)	$875

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and Chief Financial Officer of Chesapeake Utilities, with the participation of other Company officials, have evaluated our “disclosure controls and procedures” (as such term is defined under Rules 13a-15(e) and 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2023. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Company Purchases of Equity Securities

Share repurchases during the three months ended September 30, 2023 were as follows:

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
Period	Purchased	per Share	or Programs (2)	or Programs (2)
July 1, 2023 through July 31, 2023 (1)	547	$118.91	—	—
August 1, 2023 through August 31, 2023	—	—	—	—
September 1, 2023 through September 30, 2023	—	—	—	—
Total	547	$118.91	—	—

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

Item 3. Defaults upon Senior Securities
None.

Item 5. Other Information

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6.     Exhibits

10.1*	Second Amendment to Amended and Restated Credit Agreement, dated August 9, 2023, by and between Chesapeake Utilities Corporation and PNC Bank, National Association

10.2*	Commitment Letter for Bridge Facility, dated September 26, 2023, by and between Chesapeake Utilities Corporation and Barclays Bank PLC

10.3*	Third Amendment to Amended and Restated Credit Agreement, dated October 13, 2023, by and between Chesapeake Utilities Corporation and PNC Bank, National Association

31.1*	Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350.

32.2*	Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

*Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE UTILITIES CORPORATION

/S/ BETH W. COOPER
Beth W. Cooper Executive Vice President, Chief Financial Officer, Treasurer and Assistant Corporate Secretary
Date: November 2, 2023