Form 10-K
period 2023-12-31
CHESAPEAKE UTILITIES CORP
filed 2024-02-21
CIK 19745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934      For the Fiscal Year Ended: December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
The aggregate market value of the common shares held by non-affiliates of Chesapeake Utilities Corporation as of June 30, 2023, the last business day of its most recently completed second fiscal quarter, based on the last sale price on that date, as reported by the New York Stock Exchange, was approximately $2.1 billion.
The number of shares of Chesapeake Utilities Corporation's common stock outstanding as of February 16, 2024 was 22,238,384
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Chesapeake Utilities Corporation Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated by reference in Part II and Part III hereof.

CHESAPEAKE UTILITIES CORPORATION
FORM 10-K
YEAR ENDED DECEMBER 31, 2023

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
FASB: Financial Accounting Standards Board
FCG or Florida City Gas: Pivotal Utility Holdings, Inc., doing business as Florida City Gas, a wholly-owned subsidiary of Chesapeake Utilities that was acquired from Florida Power & Light Company on November 30, 2023
FERC: Federal Energy Regulatory Commission
FGT: Florida Gas Transmission Company

Florida Natural Gas: Refers to the Company’s legacy Florida natural gas distribution operations (excluding FCG) that were consolidated under FPU, for both rate-making and operations purposes

Florida OPC: The Office of Public Counsel, an agency established by the Florida legislature who advocates on behalf of Florida's utility consumers prior to actions or rule changes
FPU: Florida Public Utilities Company, a wholly-owned subsidiary of Chesapeake Utilities
GAAP: Generally Accepted Accounting Principles
GRIP: Gas Reliability Infrastructure Program
Gross Margin: a term under U.S. GAAP which is the excess of sales over costs of goods sold
GUARD: Gas Utility Access and Replacement Directive, a program to enhance the safety, reliability and accessibility of portions of the Company’s natural gas distribution system in Florida
Guernsey Power Station: Guernsey Power Station, LLC, a power generation facility in Guernsey County Ohio
Gulfstream: Gulfstream Natural Gas System, LLC, an unaffiliated pipeline network that supplies natural gas to FPU
HDD: Heating Degree-Day
LNG: Liquefied Natural Gas
Marlin Gas Services: Marlin Gas Services, LLC, a wholly-owned subsidiary of Chesapeake Utilities
MetLife: MetLife Investment Advisors, an institutional debt investment management firm, with which we have previously issued Senior Notes and which is a party to the current MetLife Shelf Agreement, as amended
MGP: Manufactured gas plant, which is a site where coal was previously used to manufacture gaseous fuel for industrial, commercial and residential use
MW: Megawatt, which is a unit of measurement for electric power or capacity
NOL: Net operating loss(es)
Peninsula Pipeline: Peninsula Pipeline Company, Inc., a wholly-owned subsidiary of Chesapeake Utilities
Peoples Gas: Peoples Gas System, an Emera Incorporated subsidiary
PHMSA: United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
Prudential: Prudential Investment Management Inc., an institutional investment management firm, with which we have previously issued Senior Notes and which is a party to the current Prudential Shelf Agreement, as amended
PSC: Public Service Commission, which is the state agency that regulates utility rates and/or services in certain of our jurisdictions
Revolver: Our $375.0 million unsecured revolving credit facility with certain lenders
RNG: Renewable natural gas
Sandpiper Energy: Sandpiper Energy, Inc., a wholly-owned subsidiary of Chesapeake Utilities
SAFE: Safety, Access, and Facility Enhancement, a program to enhance the safety, reliability and accessibility of portions of the FCG’s natural gas distribution system
SEC: Securities and Exchange Commission
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

SICP: Stock and Incentive Compensation Plan, which as used herein covers stock-based compensation awards issued under the current 2023 plan and the previous 2013 plan
SOFR: Secured Overnight Financing Rate, a secured interbank overnight interest rate established as an alternative to LIBOR
TCJA: Tax Cuts and Jobs Act enacted on December 22, 2017
TETLP: Texas Eastern Transmission, LP, an interstate pipeline interconnected with Eastern Shore's pipeline
Transco: Transcontinental Gas Pipe Line Company, LLC
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
•issues relating to the responsible use of our technologies, including artificial intelligence;
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
Chesapeake Utilities Corporation 2023 Form 10-K Page 1

•the availability of, and competition for, qualified personnel supporting our natural gas, electricity and propane businesses;
•the effect of accounting pronouncements issued periodically by accounting standard-setting bodies; and
•the impacts associated with a pandemic, including the duration and scope of the pandemic, the corresponding impact on our supply chains, our personnel, our contract counterparties, general economic conditions and growth, the financial markets and any costs to comply with governmental mandates.
Chesapeake Utilities Corporation 2023 Form 10-K     Page 2

ITEM 1. Business.
Corporate Overview and Strategy
Chesapeake Utilities Corporation is a Delaware corporation formed in 1947 with operations primarily in the Mid-Atlantic region, North Carolina, South Carolina, Florida and Ohio. We are an energy delivery company engaged in the distribution of natural gas, electricity and propane, the transmission of natural gas, the generation of electricity and steam, and in providing related services to our customers. Our strategy is focused on growing earnings from a stable regulated energy delivery foundation and investing in related businesses and services that provide opportunities for returns greater than traditional utility returns. We seek to identify and develop opportunities across the energy value chain, with emphasis on midstream and downstream investments that are accretive to earnings per share, consistent with our long-term growth strategy and create opportunities to continue our record of higher-than-authorized regulated returns. The Company’s growth strategy includes the continued investment and expansion of the Company’s regulated operations that provide a stable base of earnings, as well as investments in other related non-regulated businesses and services including sustainable investments, such as renewable natural gas. By investing in these related businesses and services, the Company creates opportunities to sustain its track record of higher returns, as compared to a traditional utility.

Currently, the Company’s growth strategy is focused on the following platforms, including:
•Optimizing the earnings growth in our existing businesses, which includes organic growth, strategic and complimentary acquisitions, territory expansions, and new products and services as well as increased opportunities to transform the Company with a focus on people, process, technology and organizational structure.
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
•Pursuit of growth opportunities that enable us to utilize our integrated set of energy delivery businesses to participate in sustainable energy investments.

Operating Segments
We conduct operations within two reportable segments: Regulated Energy and Unregulated Energy. The remainder of our operations is presented as "Other businesses and eliminations." These segments are described below in detail.

Regulated Energy

Overview
Our regulated energy businesses are comprised of natural gas and electric distribution, as well as natural gas transmission services.
On November 30, 2023, we completed the acquisition of FCG for $923.4 million in cash, including working capital adjustments as defined in the agreement, pursuant to the previously disclosed stock purchase agreement with Florida Power & Light Company. Upon completion of the acquisition, FCG became a wholly-owned subsidiary of the Company and is included within our Regulated Energy segment. FCG serves approximately 120,000 residential and commercial natural gas customers across eight counties in Florida, including Miami-Dade, Broward, Brevard, Palm Beach, Hendry, Martin, St. Lucie and Indian River. Its natural gas system includes approximately 3,800 miles of distribution main and 80 miles of transmission pipe. Results for FCG are included within our consolidated results from the acquisition date.
The following table presents net income for the year ended December 31, 2023 and total assets as of December 31, 2023, by operation and area served:
Chesapeake Utilities Corporation 2023 Form 10-K Page 3

Operations	Areas Served	Net Income (Loss)	Total Assets
(in thousands)
Natural Gas Distribution
Delmarva Natural Gas (1)	Delaware/Maryland	$9,256	$407,089
Florida Natural Gas (2)	Florida	23,840	545,952
Florida City Gas (3)	Florida	(3,256)	1,010,998
Natural Gas Transmission
Eastern Shore	Delaware/Maryland/ Pennsylvania	23,284	480,147
Peninsula Pipeline	Florida	12,195	154,301
Aspire Energy Express	Ohio	417	6,746
Electric Distribution
FPU	Florida	3,727	176,348
Total Regulated Energy		$69,463	$2,781,581
(1) Delmarva Natural Gas consists of Delaware division, Maryland division, Sandpiper Energy and Elkton Gas.
(2) In accordance with the Florida PSC approval of our natural gas base rate proceeding, effective March 1, 2023, our natural gas distribution business in Florida (FPU, FPU-Indiantown division, FPU-Fort Meade division and Chesapeake Utilities' CFG division) have been consolidated and amounts are now being presented on a consolidated basis consistent with the final rate order.
(3) FCG net income (loss) includes results from the acquisition date, including transaction-related expenses attributable to the acquisition. For additional information on FCG's results, see discussion under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Revenues in the Regulated Energy segment are based on rates regulated by the PSC in the states in which we operate or, in the case of Eastern Shore, which is an interstate business, by the FERC. The rates are designed to generate revenues to recover all prudent operating and financing costs and provide a reasonable return for our stockholders. Each of our distribution and transmission operations has a rate base, which generally consists of the original cost of the operation's plant (less accumulated depreciation), working capital and other assets. For Delmarva Natural Gas and Eastern Shore, rate base also includes deferred income tax liabilities and other additions or deductions. The Florida Natural Gas regulated energy operations do not include deferred income tax liabilities in their rate base.

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

Operational Highlights

The following table presents operating revenues, volumes and the average number of customers by customer class for our natural gas and electric distribution operations for the year ended December 31, 2023:
Chesapeake Utilities Corporation 2023 Form 10-K     Page 4

	Delmarva Natural Gas Distribution		Florida Natural Gas Distribution (1)		Florida City Gas Distribution (2)		FPU Electric Distribution
Operating Revenues (in thousands)
Residential	$87,709	62%	$50,792	30%	$5,042	42%	$49,542	50%
Commercial and Industrial	54,261	38%	108,913	65%	5,872	49%	52,047	52%
Other (3)	(997)	<(1)%	8,655	5%	1,159	9%	(2,115)	(2)%
Total Operating Revenues	$140,973	100%	$168,360	100%	$12,073	100%	$99,474	100%

Volumes (in Dts for natural gas/MW Hours for electric)
Residential	4,389,934	29%	2,081,045	5%	157,884	10%	300,118	44%
Commercial and Industrial	10,230,662	69%	41,498,921	94%	940,028	57%	384,306	56%
Other	293,186	2%	627,934	1%	549,132	33%	—	—%
Total Volumes	14,913,782	100%	44,207,900	100%	1,647,044	100%	684,424	100%

Average Number of Customers (4)
Residential	97,666	92%	88,384	91%	112,585	93%	25,719	78%
Commercial and Industrial	8,246	8%	8,415	9%	8,587	7%	7,372	22%
Other	23	<1%	6	<1%	6	<1%	—	—%
Total Average Number of Customers	105,935	100%	96,805	100%	121,178	100%	33,091	100%
(1) In accordance with the Florida PSC approval of our natural gas base rate proceeding, effective March 1, 2023, our natural gas distribution business in Florida (FPU, FPU-Indiantown division, FPU-Fort Meade division and Chesapeake Utilities' CFG division) have been consolidated and amounts are now being presented on a consolidated basis consistent with the final rate order.
(2) Operating revenues and volumes for FCG include amounts from the acquisition date. Customer totals for FCG reflect actual amounts at December 31, 2023 since the period from the acquisition covered only one month. For additional information on FCG's results, see discussion under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.
(3) Operating Revenues from "Other" sources include revenue, unbilled revenue, under (over) recoveries of fuel cost, conservation revenue, other miscellaneous charges, fees for billing services provided to third parties, and adjustments for pass-through taxes.
(4) Average number of customers is based on the twelve-month average for the year ended December 31, 2023.

The following table presents operating revenues, by customer type, for Eastern Shore and Peninsula Pipeline for the year ended December 31, 2023, as well as contracted firm transportation capacity by customer type, and design day capacity at December 31, 2023. Aspire Energy Express has been excluded from the table below and had operating revenue of $1.5 million and firm transportation capacity of 300,000 Dts/d for the year ended December 31, 2023:

	Eastern Shore		Peninsula Pipeline
Operating Revenues (in thousands)
Local distribution companies - affiliated (1)	$34,050	43%	$24,324	80%
Local distribution companies - non-affiliated	22,163	28%	2,449	8%
Commercial and industrial - affiliated	—	—%	1,651	5%
Commercial and industrial - non-affiliated	23,439	29%	534	2%
Other (2)	271	<1%	1,442	5%
Total Operating Revenues	$79,923	100%	$30,400	100%

Contracted firm transportation capacity (in Dts/d)
Local distribution companies - affiliated	160,595	51%	351,976	39%
Local distribution companies - non-affiliated	56,576	18%	534,825	59%
Commercial and industrial - affiliated	—	—%	8,300	1%
Commercial and industrial - non-affiliated	98,540	31%	5,100	1%
Total Contracted firm transportation capacity	315,711	100%	900,201	100%

Design day capacity (in Dts/d)	315,711	100%	900,201	100%
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
Chesapeake Utilities Corporation 2023 Form 10-K Page 5

Regulatory Overview
The following table highlights key regulatory information for each of our principal Regulated Energy operations. Peninsula Pipeline and Aspire Energy Express are not regulated with regard to cost of service by either the Florida PSC or Ohio PUC respectively, or the FERC and are therefore excluded from the table. See Item 8, Financial Statements and Supplementary Data (Note 18, Rates and Other Regulatory Activities, in the consolidated financial statements) for further discussion on the impact of this legislation on our regulated businesses.

	Natural Gas Distribution
	Delmarva				Florida		Electric Distribution	Natural Gas Transmission
Operation/Division	Delaware	Maryland (1)	Sandpiper (1)	Elkton Gas (1) (2)	Florida Natural Gas	Florida City Gas	FPU	Eastern Shore
Regulatory Agency	Delaware PSC	Maryland PSC			Florida PSC			FERC
Effective date - Last Rate Order	01/01/2017	12/1/2007	12/01/2019	02/07/2019	3/1/23	6/9/23	10/8/2020	08/01/2017
Rate Base (in Rates) (in Millions)	Not stated	Not stated	Not stated	Not stated	$453.7	$487.3	$24.9	Not stated
Annual Rate Increase Approved (in Millions)	$2.3	$0.6	N/A(3)	$0.1	$17.2	$14.1	$3.4 base rate and $7.7 from storm surcharge	$9.8
Capital Structure (in rates) (4)*	Not stated	LTD: 42% STD: 5% Equity: 53%	Not stated	LTD: 50% Equity: 50%	LTD: 33% STD: 5% Equity: 45% Other: 17%	LTD: 31% STD: 4% Equity: 53% Other: 12%	LTD: 22% STD: 23% Equity: 55%	Not stated
Allowed Return on Equity (5)	9.75%	10.75%	Not stated (6)	9.80%	10.25%	9.50%	10.25% (7)	Not stated
TJCA Refund Status associated with customer rates	Refunded	Refunded	Refunded	N/A	Retained	Refunded	Refunded	Refunded
(1) In January 2024, our natural gas distribution businesses in Maryland, CUC-Maryland Division, Sandpiper Energy, Inc., and Elkton Gas Company (collectively, “Maryland natural gas distribution businesses”) filed a joint application for a natural gas rate case with the Maryland PSC. The outcome of the application is subject to review and approval by the Maryland PSC.
(2) The rate increase and allowed return on equity for Elkton Gas were approved by the Maryland PSC before we acquired the company.
(3) The Maryland PSC approved a declining return on equity.
(4) Other components of capital structure include customer deposits, deferred income taxes and tax credits.
(5) Allowed after-tax return on equity.
(6) The terms of the agreement include revenue neutral rates for the first year (December 1, 2016 through November 30, 2017), followed by a schedule of rate reductions in subsequent years based upon the projected rate of propane to natural gas conversions.
(7) The terms of the settlement agreement for the FPU electric division limited proceeding with the Florida PSC prescribed an authorized return on equity range of 9.25 to 11.25 percent, with a mid-point of 10.25 percent.
* LTD-Long-term debt; STD-Short-term debt.
Chesapeake Utilities Corporation 2023 Form 10-K     Page 6

In May 2022, our legacy natural gas distribution businesses filed a consolidated natural gas rate case with the Florida PSC. The application included a request for the following: (i) permanent rate relief of approximately $24.1 million, effective January 1, 2023; (ii) a depreciation study also submitted with the filing; (iii) authorization to make certain changes to tariffs to include the consolidation of rates and rate structure across the businesses and to unify the Florida natural gas distribution businesses under FPU; (iv) authorization to retain the acquisition adjustment recorded at the time of the FPU merger in our revenue requirement; and (v) authorization to establish an environmental remediation surcharge for the purposes of addressing future expected remediation costs for FPU MGP sites. In August 2022, interim rates were approved by the Florida PSC in the amount of approximately $7.7 million on an annualized basis, effective for all meter readings in September 2022. The discovery process and subsequent hearings were concluded during the fourth quarter of 2022 and briefs were submitted in the same quarter of 2022. In January 2023, the Florida PSC approved the application for consolidation and permanent rate relief of approximately $17.2 million on an annual basis. Actual rates in connection with the rate relief were approved by the Florida PSC in February 2023 with an effective date of March 1, 2023.
In May 2022, FCG filed a general base rate increase with the Florida PSC based on a projected 2023 test year. In June 2023, the Florida PSC issued an order approving a single total base revenue increase of $23.3 million (which included an incremental increase of $14.1 million, a previously approved increase of $3.8 million for a liquefied natural gas facility, and $5.3 million to transfer the SAFE investments from a rider clause to base rates), with new rates becoming effective as of May 1, 2023. The Commission also approved FCG's proposed reserve surplus amortization mechanism ("RSAM") with a $25.0 million reserve amount, continuation and expansion of the capital SAFE program, implementation of an automated metering infrastructure pilot, and continuation of the storm damage reserve with a target reserve of $0.8 million. On June 23, 2023, the Florida OPC filed a motion for reconsideration of the PSC’s approval of RSAM, which was denied on September 12, 2023. On July 7, 2023, the Florida OPC filed a notice of appeal with the Florida Supreme Court, which is pending.
The following table presents surcharge and other mechanisms that have been approved by the respective PSC for our regulated energy distribution businesses. These include: Delaware surcharges to expand natural gas service in its service territory as well as for the conversion of propane distribution systems to natural gas; Maryland’s surcharges to fund natural gas conversions and system improvements in Worcester County; Elkton's Strategic Infrastructure Development and Enhanced (STRIDE) plan for accelerated pipeline replacement for older portions of the natural gas distribution system; Florida’s GRIP surcharge which provides accelerated recovery of the costs of replacing older portions of the natural gas distribution system to improve safety and reliability; FCG's SAFE surcharge which provides accelerated recovery of the costs of replacing older portions of that natural gas distribution system to improve safety and reliability; and the Florida electric distribution operation's limited proceeding which allowed recovery of storm-related costs.

Operation(s)/Division(s)	Jurisdiction	Infrastructure mechanism	Revenue normalization
Delaware division	Delaware	Yes	No
Maryland division	Maryland	No	Yes
Sandpiper Energy	Maryland	Yes	Yes
Elkton Gas	Maryland	Yes	Yes
Florida Natural Gas	Florida	Yes	No
Florida City Gas (1)	Florida	Yes	No
FPU electric division	Florida	Yes	No
(1) See Item 8, Financial Statements and Supplementary Data, Note 18, Rates and Other Regulatory Activities, for additional information related to FCG's RSAM that was approved as part of its rate case effective as of May 1, 2023.
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
Chesapeake Utilities Corporation 2023 Form 10-K Page 7

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
The Delmarva natural gas distribution systems are directly connected to Eastern Shore’s pipeline, which has connections to other pipelines that provide us with transportation and storage. These operations can also use propane-air and liquefied natural gas peak-shaving equipment to serve customers. Our Delmarva Peninsula natural gas distribution operations maintain asset management agreements with a third party to manage their natural gas transportation and storage capacity. The current agreements were effective as of April 1, 2023 and expire in March 2026. Our Delmarva operations receive a fee, which we share with our customers, from the asset manager, who optimizes the transportation, storage and natural gas supply for these operations.
Our Florida Natural Gas distribution business uses Peninsula Pipeline and Peoples Gas to transport natural gas where there is no direct connection with FGT. FPU natural gas distribution and Eight Flags entered into separate 10-year asset management agreements with Emera Energy Services, Inc. to manage their natural gas transportation capacity, each of which expires in November 2030. An agreement with Florida Southeast Connection LLC for additional service to Palm Beach County is also in place for an initial term through December 2044. FCG utilizes FGT and Peninsula Pipeline to transport natural gas.
A summary of our pipeline capacity contracts follows:
Chesapeake Utilities Corporation 2023 Form 10-K     Page 8

		Maximum Daily Firm Transportation Capacity (Dts)	Contract Expiration Date
Division	Pipeline
Delmarva Natural Gas Distribution	Eastern Shore	160,595	2024-2035
	Columbia Gas (1)	5,246	2024-2026
	Transco (1)	30,419	2024-2028
	TETLP (1)	50,000	2027

Florida Natural Gas	Gulfstream (2)	10,000	2032
	FGT	47,409 - 78,817	2025-2041
	Peninsula Pipeline	346,200	2033-2048
	Peoples Gas	12,160	2024
	Florida Southeast Connection LLC	5,000	2044
	Southern Natural Gas Company	1,500	2029

Florida City Gas	FGT	32,235 - 68,955	2030
	Peninsula Pipeline	15,000	2033 - 2043
(1) Transco, Columbia Gas and TETLP are interstate pipelines interconnected with Eastern Shore's pipeline.
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
Aspire Energy Express, our Ohio intrastate pipeline subsidiary, entered into a precedent agreement to provide natural gas transportation capacity to Guernsey Power Station, who completed construction of its power generation facility in Guernsey County, Ohio in January 2023. Aspire Energy Express completed construction of the gas transmission facilities in the fourth quarter of 2021 and began billing for transportation services in the first quarter of 2022.

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
Chesapeake Utilities Corporation 2023 Form 10-K Page 9

Unregulated Energy

Overview
The following table presents net income for the year ended December 31, 2023 and total assets as of December 31, 2023, for our Unregulated Energy segment by operation and area served:

Operations	Area Served	Net Income (Loss)	Total Assets
(in thousands)
Propane Operations (Sharp, Diversified Energy, FPU and Flo-gas)	Delaware, Maryland, Virginia, Pennsylvania, North Carolina, South Carolina, Florida	$13,587	$191,164
Energy Transmission (Aspire Energy)	Ohio	3,080	145,183
Energy Generation (Eight Flags)	Florida	2,235	37,805
Marlin Gas Services	The Entire U.S.	432	54,256
Sustainable investments and other (1)	Various	(1,697)	48,994
Total		$17,637	$477,402
(1) Includes our renewable natural gas projects that are in various stages of development.
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
Propane Operations - Operational Highlights
For the year ended December 31, 2023, operating revenues, volumes sold and average number of customers by customer class for our propane operations were as follows:

	Operating Revenues (in thousands)		Volumes (in thousands of gallons)		Average Number of Customers (1)

Residential bulk	$46,913	30%	15,187	21%	59,483	70%
Residential metered	13,931	9%	4,457	6%	17,387	21%
Commercial bulk	37,541	24%	21,242	30%	7,703	9%
Commercial metered	1,809	1%	574	1%	202	<1%
Wholesale	25,073	16%	24,876	35%	35	<1%
AutoGas	7,045	5%	4,949	7%	76	<1%
Other (2)	22,436	15%	—	—%	—	—%
Total	$154,748	100%	71,285	100%	84,886	100%
(1) Average number of customers is based on a twelve-month average for the year ended December 31, 2023. Excludes customers from the propane acquisition that closed in December 2023. See Note 4 under Item 8, Financial Statements and Supplementary Data, for additional information on this acquisition.
(2) Operating revenues from "Other" sources include revenues from customer loyalty programs; delivery, service and appliance fees; and unbilled revenues.

Chesapeake Utilities Corporation 2023 Form 10-K     Page 10

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
Unregulated Energy Transmission and Supply (Aspire Energy)
Aspire Energy owns approximately 2,800 miles of natural gas pipeline systems in 40 counties in Ohio. The majority of Aspire Energy’s revenues are derived from long-term supply agreements with Columbia Gas of Ohio and Consumers Gas Cooperative ("CGC"), which together serve more than 22,000 end-use customers. Aspire Energy purchases natural gas to serve these customers from conventional producers in the Marcellus and Utica natural gas production areas. In October 2021, Aspire Energy completed construction of its Noble Road Landfill RNG pipeline project, which began transporting RNG generated from the landfill to Aspire Energy’s pipeline system in January of 2022, displacing conventionally produced natural gas. In 2023, the RNG volumes represented approximately 10 percent of Aspire Energy’s gas gathering volumes and are anticipated to continue at such rate in 2024 and beyond. In addition, Aspire Energy earns revenue by gathering and processing natural gas for customers.
For the twelve-month period ended December 31, 2023, Aspire Energy's operating revenues and deliveries by customer type were as follows:

	Operating revenues		Deliveries
	(in thousands)	% of Total	(in thousands Dts)	% of Total
Supply to Columbia Gas of Ohio	$11,694	32%	2,351	31%
Supply to CGC	16,844	45%	2,025	27%
Supply to Marketers	6,287	17%	3,141	41%
Other (including natural gas gathering and processing)	2,314	6%	64	1%
Total	$37,139	100%	7,581	100%
Energy Generation (Eight Flags)
Eight Flags generates electricity and steam at its CHP plant located on Amelia Island, Florida. The plant is powered by natural gas transported by Peninsula Pipeline and our Florida Natural Gas distribution business and produces approximately 21 MW of electricity and 75,000 pounds per hour of steam. Eight Flags sells the electricity generated from the plant to our Florida electric distribution operation and sells the steam to the customer who owns the site on which the plant is located, both under separate 20-year contracts.
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
Chesapeake Utilities Corporation 2023 Form 10-K Page 11

patented regulator system which allows for delivery of over 7,000 Dts/d of natural gas. Marlin Gas Services continues to actively expand the territories it serves, as well as leveraging its fleet of equipment and patented technologies to serve LNG and RNG market needs.

Sustainable Investments

Our sustainable investments are comprised primarily of our renewable natural gas projects that are in various stages of development. Included in these are the assets and intellectual property of Planet Found that we acquired during the fourth quarter of 2022, whose farm scale anaerobic digestion pilot system and technology produces biogas from poultry litter. In addition, we are constructing a dairy manure RNG facility that we will own and operate at Full Circle Dairy in Madison County, Florida. The project consists of a facility converting dairy manure to RNG and transportation assets to bring the gas to market, with capital expenditures totaling $19.3 million through December 31, 2023. The first injection of RNG is projected to occur in the first half of 2024.
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

Our tradition of serving employees, customers, investors, partners and communities is at the core of our special culture. Our unique culture is grounded in a solid foundation of regulated businesses, but enhanced by an entrepreneurial, innovative and competitive market mindset. Among the ongoing initiatives across our enterprise, we highlight below the importance of our team, our culture of safety, and our commitment to supporting a more sustainable future.

Our Team Drives Our Performance
Our employees are the key to our success. Our leadership and human resources teams are responsible for attracting and retaining top talent and as an equal opportunity employer committed to creating a diverse workforce, we consider all qualified applicants without regard to race, religion, color, sex, national origin, age, sexual orientation, gender identity, disability or veteran status, among other factors. Our senior management team includes a Chief Human Resources Officer, with expertise in diverse candidate recruitment, to ensure that we continue to expand our candidate pools to better reflect the diverse demographics of the communities we serve.

Throughout our organization, we seek to promote from within, reviewing strategic positions regularly and identifying potential internal candidates to fill those positions, evaluating critical job skill sets to identify competency gaps and creating developmental plans to facilitate employee professional growth. We provide training and development programs, including many forms of training on our internal learning platform, as well as tuition reimbursement to promote continued professional growth.

Subsequent to the acquisition of FCG, we had a total of 1,281 employees at December 31, 2023, 196 of whom are union employees represented by two labor unions: the International Brotherhood of Electrical Workers ("IBEW") and the United Food and Commercial Workers Union. The collective bargaining agreements covering our legacy employees with these labor unions expire in 2025. Negotiations began in January 2024 with IBEW for those union employees that joined our Company as part of our acquisition of FCG. We consider our relationships with employees, including those covered by collective bargaining agreements, to be in good standing. We provide a competitive Total Rewards package for our employees including health insurance coverage, wellness initiatives, retirement savings benefits, paid time off, employee assistance programs, educational and tuition reimbursement, competitive pay, career growth opportunities, paid volunteer time, and a culture of recognition.

We listen to our employees and actively seek their input and feedback. Many of the initiatives we have in place are driven by feedback from our employees during an annual survey process or through regular employee engagement. We have also been purposeful in wanting to provide adequate recognition of our employees and their many efforts. Our internal recognition
Chesapeake Utilities Corporation 2023 Form 10-K     Page 12

platform was unveiled in 2023 and enables employees to be recognized in real-time for their contributions. Our employees are the backbone of our continued growth and success.

We have an established an equity, diversity and inclusion ("EDI") Council which recommends and promotes our EDI strategy, advises our employee resource groups ("ERGs") and works with our operating units and support teams on EDI initiatives. The EDI Council’s charter includes the following objectives:

•Build a more diverse and inclusive workforce
•Promote a culture of understanding, equality and inclusion
•Educate employees about the benefits of diversity at Chesapeake Utilities
•Support community programs and organizations that are diverse and inclusive
•Provide guidance on EDI matters for the Company

The EDI Council includes members of our leadership team, the chairs of each of our ERGs and other individuals in key support roles. The CEO receives a regular report on the achievements of the EDI Council, strategic direction of initiatives, resource needs and issues that require policy decisions or other actions.

Our first ERG was established in 2019, and as of December 31, 2023, there were ten active ERGs meeting throughout the Company. ERGs are voluntary, employee-led groups that focus on shared identities, affinities and experiences and seek to apply those perspectives to initiatives that create value throughout the Company. The ERGs support their members' personal growth and professional development, and help develop learning programs and community service opportunities throughout the Company. ERGs also help foster a sense of belonging by creating a deep and intentional community that extends beyond an employee’s day-to-day team and colleagues into a companywide network.

Workplace Health and Safety
We believe that there is nothing more important than the safety of our team, our customers and our communities. We are committed to ensuring safety is at the center of our culture and the way we do business. The importance of safety is exhibited throughout the entire organization, with the direction and tone set by both the Board of Directors and our President and CEO, and evidenced through required attendance at monthly safety meetings, routine safety training and the inclusion of safety moments at key team meetings. Additionally, we remain committed to providing products and services to our customers in a safe and reliable manner.

To maintain safety as a priority, our employees remain committed and work together to ensure that our plans, programs, policies and behaviors are aligned with our aspirations as a Company. The achievement of superior safety performance is both an important short-term and long-term strategic initiative in managing our operations. Our state-of-the art training facility, Safety Town, located in Dover, Delaware, now serves as a resource for training our employees who build, maintain and operate our natural gas infrastructure, offering hands-on training and fully immersive, on-the-job field experiences. First responders and other community partners also benefit from the simulated environment and conditions they could encounter as they enter homes in the community. Construction is underway for our second Safety Town facility in Florida, and we are excited to begin utilizing this facility in 2024.

Driving Sustainability across the Company
Consistent with our culture of teamwork, the focus on sustainability is supported and shared across our organization by the dedication and efforts of our Board of Directors and its Committees, as well as the entrepreneurship and dedication of our team. As stewards of long-term enterprise value, the Board of Directors is committed to overseeing the sustainability of the Company, its environmental stewardship initiatives, its safety and operational compliance practices, and to promoting equity, diversity and inclusion that reflects the diverse communities we serve. Our ESG Committee brings together a cross-functional team of leaders across the organization responsible for identifying, assessing, executing and advancing the Company's strategic sustainability initiatives. Our Environmental Sustainability Office identifies and manages emission-reducing projects both internally as well as those that support our customers' sustainability goals. Throughout the year, Chesapeake Utilities drove numerous initiatives in support of its sustainability focus, including but not limited to:

•Constructed an RNG injection point in Yulee, Florida, providing a pathway to market for produced RNG, and progressed on construction of our first RNG production facility in Lee, Florida;
Chesapeake Utilities Corporation 2023 Form 10-K Page 13

•Completed an expansion of our intrastate transmission pipeline to Vero Beach, Florida, increasing the availability of natural gas to the area;
•Served as an industry anchor partner in the Mid-Atlantic Clean Hydrogen Hub (MACH2TM), which was awarded federal funding of up to $750 million in October 2023; MACH2TM is a collaboration between Delaware, southern New Jersey and southeastern Pennsylvania;
•In Delaware, filed a first-of-its-kind energy efficiency program focused on natural gas; pending approval from the Delaware PSC, the program will be implemented in 2024;
•Our Florida Natural Gas distribution business received approval for its 10-year GUARD program to remove accessibility challenges and replace older problematic distribution lines and services, increasing employee, customer, and community safety; FCG received approval to extend its similar program, SAFE, for 10 more years;
•Provided Healthy Pantry Naming Sponsor-level support and donated several recycled benches from our Pipe Recycling Project for the new 70,000 square foot Food Bank of Delaware facility located in Milford, Delaware;
•Rolled out our “Chesapeake Connections Program,” connecting new team members with a “connection buddy” outside of their department for the first few months of employment;
•Introduced two new ERGs in 2023 – “PRIDE,” which is focused on providing a sense of acceptance and belonging for everyone in the Chesapeake Utilities family, and “GREEN,” which is passionate about the environment and committed to reducing societal impacts on the planet; and
•Named a 2023 Champion of Board Diversity by The Forum of Executive Women.
Information About Executive Officers
Set forth below are the names, ages, and positions of our executive officers with their recent business experience. The age of each officer is as of the filing date of this Annual Report.

Name	Age	Executive Officer Since	Offices Held During the Past Five Years
Jeffry M. Householder	66	2010	Chairman of the Board of Directors (May 2023 - present) President (January 2019 - present) Chief Executive Officer (January 2019 - present) Director (January 2019 - present)
			President of FPU (June 2010 - February 2019)
Beth W. Cooper	57	2005	Executive Vice President (February 2019 - present)
Chief Financial Officer (September 2008 - present)
Senior Vice President (September 2008 - February 2019)
Treasurer (January 2022 - present)
Assistant Corporate Secretary (March 2015 - present)

James F. Moriarty	66	2015	Executive Vice President (February 2019 - present) General Counsel & Corporate Secretary (March 2015 - present) Chief Policy and Risk Officer (February 2019 - present)
Senior Vice President (February 2017 - February 2019) Vice President (March 2015 - February 2017)

Kevin J. Webber	65	2010	Chief Development Officer (January 2022 - present)
			Senior Vice President (February 2019 - present) President FPU (February 2019 - December 2019) Vice President Gas Operations and Business Development Florida Business Units (July 2010 - February 2019)
Jeffrey S. Sylvester	54	2019	Chief Operating Officer (January 2022 - present) Senior Vice President (December 2019 - present) Vice President Black Hills Energy (October 2012 - December 2019)
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
Chesapeake Utilities Corporation 2023 Form 10-K     Page 14

•Code of Ethics for Financial Officers;
•Corporate Governance Guidelines; and
•Charters for the Audit Committee, Compensation Committee, Investment Committee, and Corporate Governance Committee of the Board of Directors.

Any of these reports or documents may also be obtained by writing to: Corporate Secretary; c/o Chesapeake Utilities Corporation, 500 Energy Lane Suite 100, Dover, DE 19901.

Chesapeake Utilities Corporation 2023 Form 10-K Page 15

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
FINANCIAL RISKS

Our financial results may fluctuate significantly and may not fully reflect the underlying performance of our business.
Our operating results, including our revenues, operating margin, profitability, and cash flow, may vary significantly in the future and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter or year should not be relied upon as an indication of future performance. Our financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, and such fluctuations and related impacts to any capital or earnings guidance we may issue from time to time, or any modification or withdrawal thereof, may negatively impact the value of our securities.
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
Our long-term debt obligations and our Revolver contain financial covenants related to debt-to-capital ratios and interest-coverage ratios. Failure to comply with any of these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of outstanding debt obligations, the inability to borrow under certain credit agreements and terms, or the inability to access capital from other sources. Any such default could cause a material adverse change in our financial condition, results of operations and cash flows. As of December 31, 2023, we were in compliance with all of our debt covenants.

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

Chesapeake Utilities Corporation 2023 Form 10-K     Page 16

Continuing or worsening inflationary and/or supply chain issues may adversely impact our financial condition and results of operations.
Our business is dependent on the supply chain to ensure that equipment, materials and other resources are available to both expand and maintain our services in a safe and reliable manner. Pricing of equipment, materials and other resources have increased recently and may continue to do so in the future. Failure to secure equipment, materials and other resources on economically acceptable terms, including failure to eliminate or manage the constraints in the supply chain, may impact the availability of items that are necessary to support normal operations as well as materials that are required for continued infrastructure growth, and as a result, may adversely impact our financial condition and results of operations.
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

Current market conditions could adversely impact the return on plan assets for our Company sponsored defined benefit plans, which may require significant additional funding.
The Company’s primary defined benefit pension plan, the FPU pension plan, is a funded plan that is closed to new employees and the future benefits are frozen. At December 31, 2023, the FPU pension plan benefit obligation was $49.4 million and was funded at approximately 100 percent. The costs of providing benefits and related funding requirements of the FPU plan is subject to changes in the market value of the assets that fund the plan and the discount rates used to estimate the pension benefit obligations. The funded status of the plans and the related costs reflected in our financial statements are affected by various factors that are subject to an inherent degree of uncertainty, particularly in the current economic environment. Future losses of asset values and further declines in discount rates may necessitate accelerated funding of the plans to meet minimum federal government requirements and may result in higher pension expense in future years. Adverse changes in the benefit obligation of the FPU pension plan may require us to record higher pension expense and fund obligations earlier than originally planned, which would have an adverse impact on our cash flows from operations, decrease borrowing capacity and increase interest expense.

OPERATIONAL RISKS
We are dependent upon construction of new facilities to support future growth in earnings in our natural gas and electric distribution and natural gas transmission operations.
Construction of new facilities required to support future growth is subject to various regulatory and developmental risks, including but not limited to: (i) our ability to obtain timely certificate authorizations, necessary approvals and permits from regulatory agencies and on terms that are acceptable to us; (ii) potential changes in federal, state and local statutes and regulations, including environmental requirements, that prevent a project from proceeding or increase the anticipated cost of the project; (iii) our inability to acquire rights-of-way or land rights on a timely basis on terms that are acceptable to us; (iv) lack of anticipated future growth in available natural gas and electricity supply and demand; (v) insufficient customer throughput commitments; and (vi) lack of available and qualified third-party contractors which could impact the timely construction of new facilities. Adverse outcomes and/or changes in these risks could limit the future growth of our business and cause a material adverse change in our financial condition, results of operations and cash flows.

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

Chesapeake Utilities Corporation 2023 Form 10-K Page 17

We operate in a competitive environment, and we may lose customers to competitors.
Natural Gas. Our natural gas transmission and distribution operations compete with interstate pipelines when our customers are located close enough to a competing pipeline to make direct connections economically feasible. Customers also have the option to switch to alternative fuels, including renewable energy sources. Failure to retain and grow our natural gas customer base would have an adverse effect on our financial condition, results of operations and cash flows.
Electric. Our Florida electric distribution business has remained substantially free from direct competition from other electric service providers but does face competition from other energy sources. Changes in the competitive environment caused by legislation, regulation, market conditions, or initiatives of other electric power providers, particularly with respect to retail electric competition, would adversely affect our financial condition, results of operations and cash flows.
Propane. Our propane operations compete with other propane distributors, primarily on the basis of service and price. Our ability to grow the propane operations business is contingent upon capturing additional market share, expanding into new markets, and successfully utilizing pricing programs that retain and grow our customer base. Failure to retain and grow our customer base in our propane operations would have an adverse effect on our financial condition, results of operations and cash flows.
Fluctuations in weather may cause a significant variance in our earnings.
Our natural gas distribution, propane operations and natural gas transmission operations, are sensitive to fluctuations in weather conditions, which directly influence the volume of natural gas and propane we transport, sell and deliver to our customers. A significant portion of our natural gas distribution, propane operations and natural gas transmission revenue is derived from the sales and deliveries to residential, commercial and industrial heating customers during the five-month peak heating season (November through March). Other than our Maryland natural gas distribution businesses (Maryland division, Sandpiper Energy and Elkton Gas) which have revenue normalization mechanisms, if the weather is warmer than normal, we generally sell and deliver less natural gas and propane to customers, and earn less revenue, which could adversely affect our results of operations, cash flows and financial condition. Conversely, if the weather is colder than normal, we generally sell and deliver more natural gas and propane to customers, and earn more revenue, which could positively affect our results of operations, cash flows and financial condition. Variations in weather from year to year can cause our results of operations, cash flows and financial condition to vary accordingly.
Our electric distribution operation is also affected by variations in weather conditions and unusually severe weather conditions. However, electricity consumption is generally less seasonal than natural gas and propane because it is used for both heating and cooling in our service areas.

Severe weather events (such as a major hurricane, flood or tornado), natural disasters and acts of terrorism could adversely impact earnings and access to insurance coverage.
Inherent in energy transmission and distribution activities are a variety of hazards and operational risks, such as leaks, ruptures, fires, uncontrollable flows of natural gas, explosions, release of contaminants into the environment, sabotage and mechanical problems. Severe weather events and natural disasters may damage our assets, cause operational interruptions and result in the loss of human life, all of which could negatively affect our earnings, financial condition and results of operations.
Acts of terrorism and the impact of retaliatory military and other action by the U.S. and its allies may lead to increased political, economic and financial market instability and volatility in the price of natural gas, electricity and propane that could negatively affect our operations. Companies in the energy industry may face a heightened risk of exposure to acts of terrorism, which could affect our financial condition, results of operations and cash flows.
The insurance industry may also be affected by severe weather events, natural disasters and acts of terrorism. As a result, the availability of insurance covering risks against which we and our competitors typically insure may be limited. In addition, the insurance we are able to obtain may have higher deductibles, higher premiums and more restrictive policy terms, which could adversely affect our financial condition, results of operations and cash flows.
Operating events affecting public safety and the reliability of our natural gas and electric distribution and transmission systems could adversely affect our operations and increase our costs.
Our natural gas and electric operations are exposed to operational events and risks, such as major leaks, outages, mechanical failures and breakdown, operations below the expected level of performance or efficiency, and accidents that could affect public safety and the reliability of our distribution and transmission systems, significantly increase costs and cause loss of customer confidence. If we are unable to recover all or some of these costs from insurance and/or customers through the regulatory process, our financial condition, results of operations and cash flows could be adversely affected.
Chesapeake Utilities Corporation 2023 Form 10-K     Page 18

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
Many of our employees, service providers, and vendors have been working, and continue to work, from remote locations, where cybersecurity protections could be limited and cybersecurity procedures and safeguards could be less effective. As such, we could be subject to a higher risk of cybersecurity breaches than ever before. Therefore, we could be required to expend significant resources to continue to modify or enhance our procedures and controls or to upgrade our digital and operational systems, related infrastructure, technologies and network security.
Any such failure, attack, or security breach could adversely impact our ability to safely and reliably deliver services to our customers through our transmission, distribution, and generation systems, subjecting us to reputational and other harm, and subject us to legal and regulatory proceedings and claims and demands from third parties, any of which could adversely affect our business, our earnings, results of operation and financial condition. In addition, the protection of customer, employee and Company data is crucial to our operational security. A breach or breakdown of our systems that results in the unauthorized release of individually identifiable customer information or other sensitive data could have an adverse effect on our reputation, results of operations and financial condition and could also materially increase our costs of maintaining our system and protecting it against future breakdowns or breaches. We take reasonable precautions to safeguard our information systems from cyber-attacks and security breaches; however, there is no guarantee that the procedures implemented to protect against unauthorized access to our information systems are adequate to safeguard against all attacks and breaches. We also cannot assure that any redundancies built into our networks and technology, or the procedures we have implemented to protect against cyber-attacks and other unauthorized access to secured data, are adequate to safeguard against all failures of technology or security breaches.
The Company’s business, results of operations, financial condition and cash flows could be adversely affected by interruption of the Company’s information technology or network systems as well as the Company’s implementation of its technology roadmap.
Currently, we rely on centralized and local information technology networks and systems, some of which are managed or accessible by third parties, to process, transmit and store electronic information, and to otherwise manage or support our business. Additionally, the Company collects and stores certain data, including proprietary business information, and has access to confidential or personal information that is subject to privacy and security laws, regulations and customer-imposed controls. The processing and storage of personal information is increasingly subject to privacy and data security regulations. The interpretation and application of data protection laws in the U.S. are continuing to evolve and may be different across jurisdictions. Violations of these laws could result in criminal or civil sanctions and even the mere allegation of such violations, could harm the Company’s reputation.
Information technology system and/or network disruptions, whether caused by acts of sabotage, employee error, malfeasance or otherwise, could have an adverse impact on the Company’s operations as well as the operations of the Company’s customers and suppliers. As a result, the Company may be subject to legal claims or regulatory proceedings which could result in liability or penalties under privacy laws, disruption in the Company’s operations, and damage to the Company’s reputation, adversely affecting the Company’s business, results of operations, financial condition and cash flows.
The Company is also implementing a technology roadmap that will significantly advance our technological capabilities. The implementation of new software in multiple phases is a complex process that involves several risks. Some of the common risks include:
•Expectations of what the software can do is not achieved and requires additional spending, resources and time;
•Inadequate planning, including changes in implementation plans, can lead to delays, cost overruns, and poor outcomes;
•Ensuring continued team engagement is critical as technology and systems projects are significant and involve many resources within the Company as well as the use of various third parties;
•Implementing new software can expose the organization to new security risks; and
•Integrating new software with existing systems can be challenging, as a result of compatibility issues, data migration and system downtime.
Chesapeake Utilities Corporation 2023 Form 10-K Page 19

Concerns relating to the responsible use of new and evolving technologies, such as artificial intelligence (AI), may result in reputational or financial harm and liability.
While providing significant benefits, AI poses emerging legal, social, and ethical issues and presents risks and challenges. If we utilize AI solutions that have unintended consequences or may be deemed controversial, or if we are unable to develop effective internal policies and frameworks relating to the responsible use of AI, we may experience brand or reputational harm, competitive harm or legal liability. Complying with regulations related to AI could increase our cost of doing business, may change the way that we operate in certain jurisdictions, or may impede our ability to offer services in certain jurisdictions if we are unable to comply with regulations.
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
Our businesses are capital-intensive and require significant investments in ongoing infrastructure projects. These projects are subject to state and federal regulatory oversight and require certain property rights, such as easements and rights-of-way from public and private owners, as well as regulatory approvals, including environmental and other permits and licenses. There is no assurance that we will be able to obtain the necessary property rights, permits and licenses and approvals in a timely and cost-efficient manner, or at all, which may result in the delay or failure to complete a project. In addition, the availability of the necessary materials and qualified vendors could also impact our ability to complete such projects on a timely basis and manage the overall costs. Failure to complete any pending or future infrastructure projects could have a material adverse impact on our financial condition, results of operations and cash flows. Where we are able to successfully complete pending or future infrastructure projects, our revenues may not increase immediately upon the expenditure of funds on a particular project or as anticipated over the life of the project. As a result, there is the risk that new and expanded infrastructure may not achieve our expected investment returns, which could have a material adverse effect on our business, financial condition and results of operations.
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
Our ability to increase revenues in our natural gas, propane and electric distribution businesses is dependent upon growth in the residential construction market, adding new commercial and industrial customers and conversion of customers to natural gas, electricity or propane from other energy sources. Slowdowns in growth may adversely affect our financial condition, results of operations and cash flows.
Chesapeake Utilities Corporation 2023 Form 10-K     Page 20

Energy conservation could lower energy consumption, which would adversely affect our earnings.
Federal and state legislative and regulatory initiatives to promote energy efficiency, conservation and the use of alternative energy sources could lower consumption of natural gas and propane by our customers. For example, on August 16, 2022, the Inflation Reduction Act of 2022 was signed into law, with hundreds of billions of dollars in incentives for the development of renewable energy, clean hydrogen, and clean fuels, amongst other provisions. These incentives could further accelerate the transition of the U.S. economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives and impact demand for our products and services. In addition, increasing attention to climate change, societal expectations on companies to address climate change, investor and societal expectations including mandatory climate related disclosures, and the aforementioned demand for alternative forms of energy, may result in increased costs and reduced demand for our products and services. While we cannot predict the ultimate effect that the development of alternative energy sources and related laws might have on our operations, we may be subject to reduced profits, increased investigations and litigation against us, and negative impacts on our stock price and access to capital markets.
In addition, higher costs of natural gas, propane and electricity may cause customers to conserve fuel. To the extent recovery through customer rates of higher costs or lower consumption from energy efficiency or conservation is not allowed, and our propane retail prices cannot be increased due to market conditions, our financial condition, results of operations and cash flows could be adversely affected.
Commodity price increases may adversely affect the operating costs and competitive positions of our natural gas, electric and propane operations, which may adversely affect our results of operations, cash flows and financial condition.
Natural Gas and Electricity. Higher natural gas prices can significantly increase the cost of gas billed to our natural gas customers. Increases in the cost of natural gas and other fuels used to generate electricity can significantly increase the cost of electricity billed to our electric customers. Damage to the production or transportation facilities of our suppliers, which decreases their supply of natural gas and electricity, could result in increased supply costs and higher prices for our customers. Such cost increases generally have no immediate effect on our revenues and net income because of our regulated fuel cost recovery mechanisms. However, our net income may be reduced by higher expenses that we may incur for uncollectible customer accounts and by lower volumes of natural gas and electricity deliveries when customers reduce their consumption. Therefore, increases in the price of natural gas and other fuels can adversely affect our financial condition, results of operations and cash flows, as well as the competitiveness of natural gas and electricity as energy sources.
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
Fluctuating commodity prices may affect our earnings and financing costs because our propane operations use derivative instruments, including forwards, futures, swaps, puts, and calls, to hedge price risk. While we have risk management policies and operating procedures in place to control our exposure to risk, if we purchase derivative instruments that are not properly matched to our exposure, our results of operations, cash flows, and financial condition may be adversely affected. In addition, fluctuations in market prices could result in significant unrealized gains or losses, which could require margins to be posted on unsettled positions and impact our financial position, results of operations and cash flows.
A substantial disruption or lack of growth in interstate natural gas pipeline transmission and storage capacity or electric transmission capacity may impair our ability to meet customers’ existing and future requirements.
In order to meet existing and future customer demands for natural gas and electricity, we must acquire sufficient supplies of natural gas and electricity, interstate pipeline transmission and storage capacity, and electric transmission capacity to serve such requirements. We must contract for reliable and adequate upstream transmission capacity for our distribution systems while considering the dynamics of the interstate pipeline and storage and electric transmission markets, our own on-system resources, as well as the characteristics of our markets. Our financial condition and results of operations would be materially
Chesapeake Utilities Corporation 2023 Form 10-K Page 21

and adversely affected if the future availability of these capacities were insufficient to meet future customer demands for natural gas and electricity. Currently, our natural gas operations in Florida rely primarily on two pipeline systems, FGT and Peninsula Pipeline (our intrastate pipeline subsidiary), for most of their natural gas supply and transmission. Our Florida electric operation secures electricity from external parties. Any continued interruption of service from these suppliers could adversely affect our ability to meet the demands of our customers, which could negatively impact our financial condition, results of operations and cash flows.
Our ability to grow our businesses could be adversely affected if we are not successful in making acquisitions or integrating the acquisitions we have completed.

One of our strategies is to grow through acquisitions of complementary businesses. On November 30, 2023, we completed the acquisition of FCG, a regulated natural gas distribution utility serving approximately 120,000 residential and commercial natural gas customers in Florida, for $923.4 million in cash, pursuant to the previously disclosed stock purchase agreement with Florida Power & Light Company. Our acquisitions, including FCG as well as future acquisitions, involve a number of risks including, but not limited to, the following:

•We may fail to realize the benefits and growth prospects anticipated as a result of the acquisition;
•We may not identify all material facts, issues and/or liabilities in due diligence; accurately anticipate required capital expenditures; or design and implement an effective internal control environment with respect to acquired businesses;
•We may experience difficulty in integrating the technology, systems, policies, processes or operations and retaining the employees, including key personnel of the acquired business;
•The historical financial results of acquisitions may not be representative of our future financial condition, results of operations and cash flows, and may not deliver the expected strategic and operational benefits;
•An acquisition may divert management’s attention to integration activities or disrupt ongoing operations; and
•We may overpay for assets, which could result in the recording of excess goodwill and other intangible assets at values that ultimately may be subject to impairment charges.

These factors, amongst others, could impact our ability to successfully grow our business which could have a material adverse effect on our financial condition, results of operations and cash flows.

An impairment of our assets including long-lived assets, goodwill and other intangible assets, could negatively impact our financial condition and results of operations.
In accordance with GAAP, goodwill, intangibles, and other long-lived assets are tested for impairment annually or whenever events or changes in circumstances indicate impairment may have occurred. The testing of assets for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These values may be impacted by significant negative industry or economic trends, changes in technology, regulatory or industry conditions, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant change or planned changes in use of our assets, changes in the structure of our business, divestitures, market capitalization declines or changes in economic conditions or interest rates. If the testing performed indicates that impairment has occurred, we are required to record an impairment charge for the difference between the carrying value of the applicable asset and the implied fair value in the period the determination is made. Any changes in key assumptions, or actual performance compared with key assumptions, about our business and its future prospects could affect the fair value of one or more of our assets, which may result in an impairment charge and could negatively affect our financial condition and results of operations.

REGULATORY, LEGAL AND ENVIRONMENTAL RISKS

Regulation of our businesses, including changes in the regulatory environment, may adversely affect our financial condition, results of operations and cash flows.

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
Chesapeake Utilities Corporation 2023 Form 10-K     Page 22

We may face certain regulatory and financial risks related to pipeline safety legislation.
We are subject to a number of legislative proposals at the federal and state level to implement increased oversight over natural gas pipeline operations and facilities to inspect pipeline facilities, upgrade pipeline facilities, or control the impact of a breach of such facilities. Additional operating expenses and capital expenditures may be necessary to remain in compliance. If new legislation is adopted and we incur additional expenses and expenditures, our financial condition, results of operations and cash flows could be adversely affected, particularly if we are not authorized through the regulatory process to recover from customers some or all of these costs and earn at an authorized rate of return.

Pipeline integrity programs and repairs may impose significant costs and liabilities on the Company.

The PHMSA requires pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines and to take additional measures to protect pipeline segments located in areas where a leak or rupture could potentially do the most harm. The PHMSA constantly updates its regulations to ensure the highest levels of pipeline safety. As the operator of pipelines, we are required to: perform ongoing assessments of pipeline integrity; identify and characterize applicable threats to pipelines; improve data collection, integration and analysis; repair and remediate the pipelines as necessary; and implement preventative and mitigating actions. These new and any future regulations adopted by the PHMSA may impose more stringent requirements applicable to integrity management programs and other pipeline safety aspects of our operations, which could cause us to incur increased capital and operating costs and operational delays. Moreover, should we fail to comply with the PHMSA rules and regulations, we could be subject to significant penalties and fines which may adversely affect our financial condition, results of operations and cash flows.

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
We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These evolving laws and regulations may require expenditures over a long period of time to control environmental effects at our current and former operating sites, especially former MGP sites. To date, we have been able to recover, through regulatory rate mechanisms, the costs associated with the remediation of former MGP sites. However, there is no guarantee that we will be able to recover future remediation costs in the same manner or at all. A change in our approved rate mechanisms for recovery of environmental remediation costs at former MGP sites could adversely affect our financial condition, results of operations and cash flows.
Further, existing environmental laws and regulations may be revised, or new laws and regulations seeking to protect the environment may be adopted and be applicable to us. Revised or additional laws and regulations could result in additional operating restrictions on our facilities or increased compliance costs, which may not be fully recoverable. Any such increase in compliance costs could adversely affect our financial condition, results of operations and cash flows. Compliance with these legal obligations requires us to commit capital. If we fail to comply with environmental laws and regulations, even if such failure is caused by factors beyond our control, we may be assessed administrative, civil, or criminal penalties and fines, imposed with investigatory and remedial obligations, or issued injunctions all of which could impact our financial condition, results of operations and cash flows. See Item 8, Financial Statements and Supplementary Data (see Note 19, Environmental Commitments and Contingencies, in the consolidated financial statements).

Unanticipated changes in our tax provisions or exposure to additional tax liabilities could affect our profitability and cash flow.
We are subject to income and other taxes in the U.S. and the states in which we operate. Changes in applicable state or U.S. tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our tax expense and profitability. In addition, the final determination of any tax audits or related litigation could be materially different from our historical income tax provisions and accruals. Changes in our tax provision or an increase in our tax liabilities, due to changes in applicable law and regulations, the interpretation or application thereof, future changes in the tax rate or a final determination of tax audits or litigation, could have a material adverse effect on our financial position, results of operations and cash flows.
Chesapeake Utilities Corporation 2023 Form 10-K Page 23

Our business may be subject in the future to additional regulatory and financial risks associated with global warming and climate change.
There have been a number of federal and state legislative and regulatory initiatives proposed in recent years in an attempt to control or limit the effects of global warming and overall climate change, including greenhouse gas emissions. The direction of future U.S. climate change regulation is difficult to predict given the potential for policy changes under different Presidential administrations and Congressional leadership. The Environmental Protection Agency, or other Federal agencies, may or may not continue developing regulations to reduce greenhouse gas emissions. Even if federal efforts in this area slow, states, cities and local jurisdictions may continue pursuing climate regulations. Any laws or regulations that may be adopted to restrict or reduce emissions of greenhouse gases could require us to incur additional operating costs, such as costs to purchase and operate emissions controls, to obtain emission allowances or to pay emission taxes, and could reduce demand for our energy delivery services. Federal, state and local legislative initiatives to implement renewable portfolio standards or to further subsidize the cost of solar, wind and other renewable power sources may change the demand for natural gas. We cannot predict the potential impact that such laws or regulations, if adopted, may have on our future business, financial condition or financial results.
Climate changes may impact the demand for our services in the future and could result in more frequent and more severe weather events, which ultimately could adversely affect our financial results.

Significant climate change creates physical and financial risks for us. Our customers' energy needs vary with weather conditions, primarily temperature and humidity. For residential customers, heating and cooling represent their largest energy use. To the extent weather conditions may be affected by climate change, customers' energy use could increase or decrease depending on the duration and magnitude of any changes. To the extent that climate change adversely impacts the economic health or weather conditions of our service territories directly, it could adversely impact customer demand or our customers’ ability to pay. Changes in energy use due to weather variations may affect our financial condition through volatility and/or decreased revenues and cash flows. Extreme weather conditions require more system backups and can increase costs and system stresses, including service interruptions. Severe weather impacts our operating territories primarily through thunderstorms, tornadoes, hurricanes, and snow or ice storms. Weather conditions outside of our operating territories could also have an impact on our revenues and cash flows by affecting natural gas prices. To the extent the frequency of extreme weather events increases, this could increase our costs of providing services. We may not be able to pass on the higher costs to our customers or recover all the costs related to mitigating these physical risks. To the extent financial markets view climate change and emissions of greenhouse gases as a financial risk, this could adversely affect our ability to access capital markets or cause us to receive less favorable terms and conditions in future financings. Our business could be affected by the potential for investigations and lawsuits related to or against greenhouse gas emitters based on the claimed connection between greenhouse gas emissions and climate change, which could impact adversely our business, results of operations and cash flows.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 1C. CYBERSECURITY

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. We face a multitude of increasing cybersecurity threats, including those that target the Nation’s critical infrastructure sectors. Reliable service and operational continuity are critical to our success and the welfare of those we serve, including our ability to safely and reliably deliver energy to our customers through our transmission, distribution, and generation systems. We are committed to maintaining robust governance and oversight of
Chesapeake Utilities Corporation 2023 Form 10-K     Page 24

these risks and to investing in the implementation of mechanisms, controls, technologies, and processes designed to help us assess, identify, and manage these risks in an everchanging landscape.

To mitigate the threat to our business, we take a comprehensive, cross-functional approach to cybersecurity risk management. Our management team is actively involved in the oversight and implementation of our risk management program, of which cybersecurity represents an important component. At least annually, we conduct a cybersecurity risk assessment that evaluates information from internal stakeholders and external sources. The results of the assessment inform our alignment and prioritization of initiatives to enhance our security controls. As described in more detail below, we have established policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats which follow frameworks established by the National Institute of Standards and Technology (NIST). These include, among other things: security awareness training for employees; mechanisms to detect and monitor unusual network activity; services that identify cybersecurity threats; conducting scans of the threat environment; evaluating our industry’s risk profile; utilizing internal and external audits; conducting threat and vulnerability assessments; and containment and incident response tools. We also actively engage with industry groups for benchmarking and awareness of best practices. We maintain controls and procedures that are designed to ensure prompt escalation of certain cybersecurity incidents so that decisions regarding public disclosure and reporting of such incidents can be made in a timely manner.

Our approach to cybersecurity risk management includes the following key elements:

•Multi-Layered Defense and Continuous Monitoring: We work to protect our business from cybersecurity threats through multi-layered defenses and apply lessons learned from our defense and monitoring efforts to help prevent future attacks. We utilize data analytics to detect anomalies and review trends in the data. We regularly assess and deploy technical safeguards designed to protect our information systems from cybersecurity threats. Such safeguards are regularly evaluated and enhanced based on vulnerability assessments, cybersecurity threat intelligence and incident response experience.

•Information Sharing and Collaboration: We share and receive threat intelligence and best practices with industry peers, government agencies, information sharing and analysis centers, industry trade organizations, and cybersecurity forums. These relationships enable the rapid sharing of information around threat and vulnerability mitigation.

•Third-Party Risk Assessments: We engage third-party services to conduct assessments of our security controls, whether through penetration testing, independent audits or consulting on best practices to address new challenges. These assessments include testing both the design and operational effectiveness of security controls.

•Companywide Policies and Procedures: We have companywide cybersecurity policies and procedures, such as encryption standards, antivirus protection, remote access protocols, multi-factor authentication, protection of confidential information, and the use of the internet, social media, email, and wireless devices. These policies go through an internal review process and are approved by the appropriate members of management.

•Training and Awareness: We provide awareness training to our employees to help identify, avoid and mitigate cybersecurity threats. Our employees routinely participate in phishing campaigns, education that reinforces compliance with our policies, standards and practices, and other awareness training. We also periodically perform simulations and other exercises with management and incorporate external resources and advisors as needed. Our team of cybersecurity professionals collaborate with stakeholders across our business units to further analyze the risk to the Company, and form detection, mitigation and remediation strategies.

•Supplier Engagement: We work collectively with our suppliers to support cybersecurity resiliency in our supply chain. The Company uses a variety of processes to address third-party cybersecurity threats, including reviewing the cybersecurity practices of such provider(s), contractually imposing obligations on the provider(s), notifications in the event of any known or suspected cyber incident, conducting security assessments, and periodic reassessments during the course of the Company’s engagement with such provider(s).

As of the date of this Form 10-K, there have not been any cybersecurity incidents that have materially affected our business strategy, results of operations or financial condition. There can be no guarantee that our policies and procedures will be followed or, if followed, will be effective. For more information regarding the risks we face from cybersecurity threats, please see Item 1A, Risk Factors, which should be read in conjunction with this Item 1C.

Cybersecurity Risk Governance and Oversight

The Company’s Board, in conjunction with its Audit Committee, oversees management’s approach to cybersecurity risk and its alignment with the Company’s risk management program. The Board and Audit Committee receive reports from management about the prevention, detection, mitigation, and remediation of cybersecurity incidents, including material
Chesapeake Utilities Corporation 2023 Form 10-K Page 25

security risks and vulnerabilities. Additionally, management provides the Audit Committee with updates on cybersecurity risk assessments, risk mitigation strategies, and relevant internal and industry cybersecurity matters. The Company’s Chief Information Officer (“CIO”) is responsible for developing and implementing our information security program and reporting on cybersecurity matters to the Board and Audit Committee. The Company’s CIO has 25 years of experience in the information technology industry. The CIO reports to the Chief Executive Officer and is supported by a dedicated cybersecurity team within our information systems department, as well as a multidisciplinary incident response team. Employees across the organization also have a role in our cybersecurity defenses, which we believe improves our cybersecurity posture.

In addition, the Company’s Risk Management Committee (“RMC”) evaluates risks relating to cybersecurity, among other significant risks, and applicable mitigation plans to address such risks. The RMC is comprised of members of the executive leadership team. The RMC meets monthly and receives updates from the CIO or a member of our cybersecurity team. The RMC reviews security performance metrics, global security risks, security enhancements, and updates on our security posture.

ITEM 2. Properties.
Offices and other operational facilities
We own or lease offices and other operational facilities in our service territories located in Delaware, Maryland, Virginia, North Carolina, South Carolina, Florida, Pennsylvania and Ohio.
Regulated Energy Segment
The following table presents a summary of miles of assets operated by our natural gas distribution, natural gas transmission and electric business units as of December 31, 2023:

Operations	Miles
Natural Gas Distribution
Delmarva Natural Gas (Natural gas pipelines)	2,075
Delmarva Natural Gas (Underground propane pipelines)	17
FPU (Natural gas pipelines)	3,154
Florida City Gas (Natural gas pipelines)	3,860
Natural Gas Transmission
Eastern Shore	517
Florida City Gas	79
Peninsula Pipeline	177
Aspire Energy Express (1)	—
Electric Distribution
FPU	906
Total	10,785
(1) Aspire Energy Express had less than 1 mile of natural gas pipeline at December 31, 2023.

Peninsula Pipeline also has a 50 percent jointly owned intrastate transmission pipeline with Seacoast Gas Transmission, LLC ("Seacoast Gas Transmission") in Nassau County, Florida. The 26-mile pipeline serves demand in both Nassau and Duval Counties.
Chesapeake Utilities Corporation 2023 Form 10-K Page 26

Unregulated Energy Segment
The following table presents propane storage capacity, miles of underground distribution mains and transmission for our Unregulated Energy Segment operations as of December 31, 2023:

Operations	Gallons or miles
Propane distribution
Propane storage capacity (gallons in millions)	8.9
Underground propane distribution mains (miles)	153
Unregulated Energy Transmission and gathering (Aspire Energy)
Natural gas pipelines (miles)	2,800

ITEM 3. Legal Proceedings.
See Note 20, Other Commitments and Contingencies in the Consolidated Financial Statements, which is incorporated into Item 3 by reference.

ITEM 4. Mine Safety Disclosures.
Not applicable.

PART II
ITEM 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock Dividends and Stockholder Information:
Chesapeake Utilities common stock is traded on the New York Stock Exchange ("NYSE") under the ticker symbol CPK. As of February 16, 2024, we had 1,974 holders of record of our common stock. We declared quarterly cash dividends on our common stock totaling $2.305 per share in 2023 and $2.085 per share in 2022, and have paid a cash dividend to holders of our common stock for 63 consecutive years. Future dividend payments and amounts are at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, and other factors.
Indentures to our long-term debt contain various restrictions which limit our ability to pay dividends. Refer to Item 8, Financial Statements and Supplementary Data (see Note 12, Long-Term Debt, in the consolidated financial statements) for additional information.
Chesapeake Utilities Corporation 2023 Form 10-K Page 27

Purchases of Equity Securities by the Issuer
The following table sets forth information on purchases by us or on our behalf of shares of our common stock during the quarter ended December 31, 2023:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
Period
October 1, 2023 through October 31, 2023 (1)	663	$95.19	—	—
November 1, 2023 through November 30, 2023	—	—	—	—
December 1, 2023 through December 31, 2023	—	—	—	—
Total	663	$95.19	—	—
(1) In October 2023, we purchased 663 shares of common stock on the open market for the purpose of reinvesting the dividend on shares held in the Rabbi Trust accounts under the Non-Qualified Deferred Compensation Plan. The Non-Qualified Deferred Compensation Plan is discussed in detail in Item 8, Financial Statements and Supplementary Data (see Note 16, Employee Benefit Plans, in the consolidated financial statements).
(2) Except for the purpose described in footnote (1), we have no publicly announced plans or programs to repurchase our shares.

Information on certain of our equity compensation plans, for which shares of our common stock are authorized for issuance, is included in the section of our Proxy Statement captioned “Equity Compensation Plan Information” and is incorporated herein by reference.
Chesapeake Utilities Corporation 2023 Form 10-K     Page 28

Common Stock Performance Graph
The stock performance graph and table below compares cumulative total stockholder return on our common stock during the five fiscal years ended December 31, 2023, with the cumulative total stockholder return of the Standard & Poor’s 500 Index and the cumulative total stockholder return of select peers, which include the following companies: Atmos Energy Corporation; Black Hills Corporation; New Jersey Resources Corporation; NiSource; Northwest Natural Gas Company; Northwestern Corporation; ONE Gas, Inc.; RGC Resources, Inc.; Spire, Inc.; and Unitil Corporation.
The comparison assumes $100 was invested on December 31, 2018 in our common stock and in each of the foregoing indices and assumes reinvested dividends. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

Stock Performance
$250
$200
$150
$100
2018
2019
2020
2021
2022
2023
Chesapeake Utilities
Industry Index
S&P 500 Index

	2018	2019	2020	2021	2022	2023
Chesapeake Utilities	$100	$120	$138	$189	$156	$142
Industry Index	$100	$119	$99	$114	$122	$121
S&P 500 Index	$100	$131	$156	$200	$164	$207

Chesapeake Utilities Corporation 2023 Form 10-K Page 29

ITEM 6. RESERVED

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

Acquisition of FCG
On November 30, 2023, we completed the acquisition of FCG for $923.4 million in cash, including working capital adjustments as defined in the agreement, pursuant to the previously disclosed stock purchase agreement with Florida Power & Light Company. Upon completion of the acquisition, FCG became a wholly-owned subsidiary of the Company and is included within our Regulated Energy segment. FCG serves approximately 120,000 residential and commercial natural gas customers across eight counties in Florida, including Miami-Dade, Broward, Brevard, Palm Beach, Hendry, Martin, St. Lucie and Indian River. Its natural gas system includes approximately 3,800 miles of distribution main and 80 miles of transmission pipe. Results for FCG are included within our consolidated results from the acquisition date.
In June 2023, FCG received approval from the Florida PSC for a $23.3 million total increase in base revenue in connection with its May 2022 rate case filing. The new rates, which became effective as of May 1, 2023, included the transfer of its SAFE program provisions from a rider clause to base rates, an increase in rates associated with a liquefied natural gas facility, and approval of FCG's proposed reserve surplus amortization mechanism ("RSAM") with a $25.0 million reserve amount. The RSAM is recorded as either an increase or decrease to accrued removal costs on the balance sheet, with a corresponding increase or decrease to depreciation and amortization expense.
The impact of FCG's results from the acquisition date and effects on our liquidity are discussed further below and throughout Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

We calculate Adjusted Gross Margin by deducting the purchased cost of natural gas, propane and electricity and the cost of labor spent on direct revenue-producing activities from operating revenues. The costs included in Adjusted Gross Margin exclude depreciation and amortization and certain costs presented in operations and maintenance expenses in accordance with regulatory requirements. We calculate Adjusted Net Income and Adjusted EPS by deducting non-recurring costs and expenses associated with significant acquisitions that may affect the comparison of period-over-period results. These non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for, the comparable GAAP measures. We believe that these non-GAAP financial measures are useful and meaningful to investors as a basis for making investment decisions, and provide investors with information that demonstrates the profitability achieved by the Company under allowed rates for regulated energy operations and under the Company's competitive pricing structures for unregulated energy operations. The Company's management uses these non-GAAP financial measures in assessing a business unit's and the overall Company performance. Other companies may calculate these non-GAAP financial measures in a different manner.
Chesapeake Utilities Corporation 2023 Form 10-K     Page 30

The following tables reconcile Gross Margin, Net Income, and EPS, all as defined under GAAP, to our non-GAAP financial measures of Adjusted Gross Margin, Adjusted Net Income and Adjusted EPS for the years ended December 31, 2023, 2022 and 2021:

Adjusted Gross Margin

	For the Year Ended December 31, 2023
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Operating Revenues	$473,595	$223,148	$(26,139)	$670,604
Cost of Sales:
Natural gas, propane and electric costs	(140,008)	(102,492)	26,019	(216,481)
Depreciation & amortization	(48,162)	(17,347)	8	(65,501)
Operations & maintenance expenses (1)	(27,485)	(31,507)	343	(58,649)
Gross Margin (GAAP)	257,940	71,802	231	329,973
Operations & maintenance expenses (1)	27,485	31,507	(343)	58,649
Depreciation & amortization	48,162	17,347	(8)	65,501
Adjusted Gross Margin (Non-GAAP)	$333,587	$120,656	$(120)	$454,123

	For the Year Ended December 31, 2022
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Operating Revenues	$429,424	$280,750	$(29,470)	$680,704
Cost of Sales:
Natural gas, propane and electric costs	(127,172)	(162,683)	29,349	(260,506)
Depreciation & amortization	(52,707)	(16,257)	(9)	(68,973)
Operations & maintenance expenses (1)	(35,472)	(29,825)	9	(65,288)
Gross Margin (GAAP)	214,073	71,985	(121)	285,937
Operations & maintenance expenses (1)	35,472	29,825	(9)	65,288
Depreciation & amortization	52,707	16,257	9	68,973
Adjusted Gross Margin (Non-GAAP)	$302,252	$118,067	$(121)	$420,198

Chesapeake Utilities Corporation 2023 Form 10-K Page 31

	For the Year Ended December 31, 2021
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Operating Revenues	$383,920	$206,869	$(20,821)	$569,968
Cost of Sales:
Natural gas, propane and electric costs	(100,737)	(106,900)	20,687	(186,950)
Depreciation & amortization	(48,748)	(13,869)	(44)	(62,661)
Operations & maintenance expenses (1)	(32,780)	(24,123)	179	(56,724)
Gross Margin (GAAP)	201,655	61,977	1	263,633
Operations & maintenance expenses (1)	32,780	24,123	(179)	56,724
Depreciation & amortization	48,748	13,869	44	62,661
Adjusted Gross Margin (Non-GAAP)	$283,183	$99,969	$(134)	$383,018
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

2023 to 2022 Gross Margin (GAAP) Variance – Regulated Energy

Gross Margin (GAAP) for the Regulated Energy segment for 2023 was $257.9 million, an increase of $43.9 million, or 20.5 percent, compared to 2022. Higher gross margin reflects contributions from the Company's Florida Natural Gas base rate proceeding, organic growth in the Company's natural gas distribution businesses and continued pipeline expansion projects, and contributions attributable to the acquisition of FCG. These increases were partially offset by reduced customer consumption resulting from the significantly warmer temperatures in our northern service territories throughout the year and increased employee costs related to growth initiatives, the ongoing competitive labor market and higher benefits costs.

2022 to 2021 Gross Margin (GAAP) Variance – Regulated Energy

Gross Margin (GAAP) for the Regulated Energy segment for the year ended December 31, 2022 compared to 2021 is described in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022, which is incorporated herein by reference.

2023 to 2022 Gross Margin (GAAP) Variance – Unregulated Energy

Gross Margin (GAAP) for the Unregulated Energy segment for 2023 was $71.8 million, which was largely consistent with gross margin for the prior year. The effects of changes in customer consumption due primarily to significantly warmer weather in our Mid-Atlantic and North Carolina service areas throughout the year and increased operating expenses and depreciation were largely offset by increased propane margins and fees and increased gathering charges and consumption for Aspire Energy.

2022 to 2021 Gross Margin (GAAP) Variance – Unregulated Energy

Gross Margin (GAAP) for the Unregulated Energy segment for the year ended December 31, 2022 compared to 2021 is described in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022, which is incorporated herein by reference.

Chesapeake Utilities Corporation 2023 Form 10-K     Page 32

Adjusted Net Income and Adjusted EPS

	Year Ended
	December 31,
(in thousands, except shares and per share data)	2023	2022	2021
Net Income (GAAP)	$87,212	$89,796	$83,466
FCG transaction-related expenses, net (1)	10,625	—	—
Adjusted Net Income (Non-GAAP)	$97,837	$89,796	$83,466

Weighted average common shares outstanding - diluted	18,434,857	17,804,294	17,633,029

Earnings Per Share - Diluted (GAAP)	$4.73	$5.04	$4.73
FCG transaction-related expenses, net (1)	0.58	—	—
Adjusted Earnings Per Share - Diluted (Non-GAAP)	$5.31	$5.04	$4.73
(1) Transaction-related expenses for the year ended December 31, 2023 represent costs incurred attributable to the acquisition of FCG, including pretax operating expenses of $10.4 million associated with legal, consulting and audit fees and $4.1 million of interest charges related to pretax fees and expenses associated with the Bridge Facility.
2023 to 2022 Net Income (GAAP) Variance
Net income (GAAP) for the year ended December 31, 2023 was $87.2 million, or $4.73 per share, compared to $89.8 million, or $5.04 per share in 2022. Net income for the year ended December 31, 2023 included $10.6 million of transaction-related expenses in connection with the FCG acquisition. Excluding these costs, net income increased by $8.0 million or 9 percent compared to the prior year.
2022 to 2021 Net Income (GAAP) Variance
Net income (GAAP) for the year ended December 31, 2022 compared to 2021 is described in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022, which is incorporated herein by reference.

Chesapeake Utilities Corporation 2023 Form 10-K Page 33

OVERVIEW AND HIGHLIGHTS

(in thousands except shares and per share data)			Increase			Increase
For the Year Ended December 31,	2023	2022	(Decrease)	2022	2021	(Decrease)
Operating Income
Regulated Energy	$126,199	$115,317	$10,882	$115,317	$106,174	$9,143
Unregulated Energy	24,426	27,350	(2,924)	27,350	24,427	2,923
Other businesses and eliminations	178	266	(88)	266	511	(245)
Operating Income	150,803	142,933	7,870	142,933	131,112	11,821
Other income, net	1,438	5,051	(3,613)	5,051	1,720	3,331
Interest charges	36,951	24,356	12,595	24,356	20,135	4,221
Income from Before Income Taxes	115,290	123,628	(8,338)	123,628	112,697	10,931
Income Taxes	28,078	33,832	(5,754)	33,832	29,231	4,601
Net Income	$87,212	$89,796	$(2,584)	$89,796	$83,466	$6,330

Basic Earnings Per Share of Common Stock	$4.75	$5.07	$(0.32)	$5.07	$4.75	$0.32
Diluted Earnings Per Share of Common Stock	$4.73	$5.04	$(0.31)	$5.04	$4.73	$0.31

Adjusted Net Income and Adjusted Earnings Per Share
Net Income (GAAP)	$87,212	$89,796	$(2,584)	$89,796	$83,466	$6,330
FCG transaction-related expenses, net (1)	10,625	—	10,625	—	—	—
Adjusted Net Income (Non-GAAP)	$97,837	$89,796	$8,041	$89,796	$83,466	$6,330

Weighted average common shares outstanding - diluted	18,434,857	17,804,294	630,563	17,804,294	17,633,029	171,265

Earnings Per Share - Diluted (GAAP)	$4.73	$5.04	$(0.31)	$5.04	$4.73	$0.31
FCG transaction-related expenses, net (1)	0.58	—	0.58	—	—	—
Adjusted Earnings Per Share - Diluted (Non-GAAP)	$5.31	$5.04	$0.27	$5.04	$4.73	$0.31
(1) Transaction-related expenses for the year ended December 31, 2023 represent costs incurred attributable to the acquisition of FCG, including pretax operating expenses of $10.4 million associated with legal, consulting and audit fees and $4.1 million of interest charges related to pretax fees and expenses associated with the Bridge Facility.
Chesapeake Utilities Corporation 2023 Form 10-K     Page 34

2023 compared to 2022
Key variances in operations between 2023 and 2022 included:

(in thousands, except per share data)	Pre-tax Income	Net Income	Earnings Per Share
Year ended December 31, 2022 Adjusted Results**	$123,628	$89,796	$5.04

Non-recurring Items:
One-time benefit associated with reduction in state tax rate	—	2,469	0.13
Absence of interest income from federal income tax refund	(826)	(600)	(0.03)
Absence of gain from sales of assets	(1,902)	(1,382)	(0.07)
	(2,728)	487	0.03
Increased (Decreased) Adjusted Gross Margins:
Contribution from rate changes associated with Florida Natural Gas base rate proceeding*	13,361	9,820	0.53
Increased propane margins per gallon and fees	8,821	6,483	0.34
Contribution from the acquisition of FCG	8,687	6,385	0.35
Natural gas growth (excluding service expansions)	6,214	4,567	0.25
Natural gas transmission service expansions*	4,812	3,537	0.19
Contributions from regulated infrastructure programs*	2,597	1,909	0.10
Increased margins from Aspire Energy	1,141	839	0.05
Increased adjusted gross margin from off-system natural gas capacity sales	960	706	0.04
Customer consumption primarily resulting from weather	(13,627)	(10,016)	(0.54)
	32,966	24,230	1.31
(Increased) Decreased Other Operating Expenses (Excluding Natural Gas, Electricity and Propane Costs):
Payroll, benefits and other employee-related expenses	(9,013)	(6,625)	(0.36)
FCG operating expenses	(4,190)	(3,080)	(0.17)
Facilities expenses, maintenance costs and outside services	(1,756)	(1,290)	(0.07)
Customer service related costs	(820)	(603)	(0.03)
Regulatory expenses	(658)	(484)	(0.03)
Depreciation, amortization and property tax costs	615	452	0.02
Decreased vehicle expenses	577	424	0.02
	(15,245)	(11,206)	(0.62)

Interest charges	(8,494)	(6,243)	(0.34)
Change in pension expense	(1,453)	(1,068)	(0.06)
Increase in shares outstanding due to 2023 and 2022 equity offerings	—	—	(0.17)
Net other changes	1,070	1,841	0.12
Year ended December 31, 2023 Adjusted Results**	$129,744	$97,837	$5.31
* See the Major Projects and Initiatives table.
** Transaction-related expenses attributable to the acquisition of FCG have been excluded from the Company’s non-GAAP measures of adjusted net income and adjusted EPS. See previous tables for a reconciliation of these items against the related GAAP measures.
Chesapeake Utilities Corporation 2023 Form 10-K Page 35

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

	Adjusted Gross Margin
	Year Ended December 31,			Estimate for Calendar Year
(in thousands)	2021	2022	2023	2024	2025
Pipeline Expansions:
Guernsey Power Station	$187	$1,377	$1,478	$1,482	$1,478
Southern Expansion	—	—	586	2,344	2,344
Winter Haven Expansion	—	260	637	626	626
Beachside Pipeline Expansions	—	—	1,810	2,451	2,414
North Ocean City Connector	—	—	—	—	494
St. Cloud / Twin Lakes Expansion	—	—	264	584	584
Clean Energy (1)	—	126	1,064	1,009	1,079
Wildlight	—	—	471	2,000	2,038
Lake Wales	—	—	265	454	454
Newberry	—	—	—	862	2,585
Total Pipeline Expansions	187	1,763	6,575	11,812	14,096

CNG/RNG/LNG Transportation and Infrastructure	7,566	11,100	11,181	12,500	13,969

Regulatory Initiatives:
Florida GUARD Program	—	—	353	2,421	5,136
FCG SAFE Program	—	—	—	2,683	5,293
Capital Cost Surcharge Programs	1,199	2,001	2,829	3,979	4,374
Florida Rate Case Proceeding (2)	—	2,474	15,835	17,153	17,153
Maryland Rate Case (3)	—	—	—	TBD	TBD
Electric Storm Protection Plan	—	486	1,326	2,433	3,951
Total Regulatory Initiatives	1,199	4,961	20,343	28,669	35,907

Total	$8,952	$17,824	$38,099	$52,981	$63,972

(1) Includes adjusted gross margin generated from interim services through the project in-service date in September 2023.
(2) Includes adjusted gross margin during 2023 comprised of both interim rates and permanent base rates which became effective in March 2023.
(3) Rate case application filed with the Maryland PSC in January 2024. See additional information provided below.

Chesapeake Utilities Corporation 2023 Form 10-K     Page 36

Discussion of Major Projects and Initiatives

Pipeline Expansions

Guernsey Power Station
Guernsey Power Station and our affiliate, Aspire Energy Express, are engaged in a firm transportation capacity agreement whereby Guernsey Power Station has constructed a power generation facility and Aspire Energy Express provides firm natural gas transportation service to this facility. Guernsey Power Station commenced construction of the project in October 2019, Aspire Energy Express completed construction of the gas transmission facilities in the fourth quarter of 2021, and the facility went into service during the first quarter of 2023. The project generated additional adjusted gross margin of $0.1 million for the year ended December 31, 2023, and is expected to produce adjusted gross margin of approximately $1.5 million in 2024 and beyond.

Southern Expansion
Eastern Shore installed a new natural gas driven compressor skid unit at its existing Bridgeville, Delaware compressor station that provides 7,300 Dts of incremental firm transportation pipeline capacity. The project was placed in service in the fourth quarter of 2023 and generated adjusted gross margin of $0.6 million for the year ended December 31, 2023 and is expected to produce adjusted gross margin of approximately $2.3 million in 2024 and beyond.

Winter Haven Expansion
In May 2021, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with Florida Natural Gas for an incremental 6,800 Dts/d of firm service in the Winter Haven, Florida area. As part of this agreement, Peninsula Pipeline constructed a new interconnect with FGT and a new regulator station for Florida Natural Gas. Florida Natural Gas is using the additional firm service to support new incremental load due to growth in the area, including providing service, most immediately, to a new can manufacturing facility, as well as reliability and operational benefits to Florida Natural Gas's existing distribution system in the area. In connection with Peninsula Pipeline’s new regulator station, Florida Natural Gas also extended its distribution system to connect to the new station. This expansion was placed in service in the third quarter of 2022. The project generated additional adjusted gross margin of $0.4 million for the year ended December 31, 2023, and is expected to produce adjusted gross margin of approximately $0.6 million in 2024 and beyond.

Beachside Pipeline Expansion
In June 2021, Peninsula Pipeline and FCG entered into a Transportation Service Agreement for an incremental 10,176 Dts/d of firm service in Indian River County, Florida, to support Florida City Gas’ growth along the Indian River's barrier island. As part of this agreement, Peninsula Pipeline constructed approximately 11.3 miles of pipeline from its existing pipeline in the Sebastian, Florida, area east under the Intercoastal Waterway and southward on the barrier island. Construction was completed and the project went into service in April 2023. Subsequent to the acquisition of FCG, the agreement is now an affiliate agreement. The project generated additional adjusted gross margin of $1.8 million for the year ended December 31, 2023, and is expected to produce adjusted gross margin of approximately $2.5 million in 2024 and $2.4 million in 2025 and beyond.

North Ocean City Connector
During the second quarter of 2022, we began construction of an extension of service into North Ocean City, Maryland. Our Delaware natural gas division and Sandpiper installed approximately 5.4 miles of pipeline across southern Sussex County, Delaware to Fenwick Island, Delaware and Worcester County, Maryland. The project reinforces our existing system in Ocean City, Maryland and enables incremental growth along the pipeline. Construction of this project was completed in the second quarter of 2023. The Company filed a natural gas rate case application with the PSC for the state of Maryland in January 2024 as discussed below. Adjusted gross margin in connection with this project is contingent upon the completion of the rate case and inclusion of the project in rate base. As a result, we expect this expansion to generate annual adjusted gross margin of approximately $0.5 million beginning in 2025, with additional margin opportunities from incremental growth.

St. Cloud / Twin Lakes Expansion
In July 2022, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with FPU for an additional 2,400 Dt/day of firm service in the St. Cloud, Florida area. As part of this agreement, Peninsula Pipeline constructed a pipeline extension and regulator station for FPU. The extension supports new incremental load due to growth in the area, including providing service, most immediately, to the residential development, Twin Lakes. The expansion also improves reliability and provides operational benefits to FPU’s existing distribution system in the area, supporting future growth. This project was placed into service in July 2023 and generated additional adjusted gross margin of $0.3 million for the year ended December 31, 2023. We expect this extension to generate additional annual adjusted gross margin of approximately $0.6 million in 2024 and beyond.
Chesapeake Utilities Corporation 2023 Form 10-K Page 37

Clean Energy Expansion
During the fourth quarter of 2022, Clean Energy Fuels ("Clean Energy") and Florida Natural Gas entered into a precedent agreement for firm transportation services associated with a CNG fueling station Clean Energy is constructing. We installed approximately 2.2 miles of main extension in Davenport, Florida to support the filling station which was placed into service during September 2023. Our subsidiary, Marlin Gas Services, provided interim services to Clean Energy during the construction phase of the project. The project generated additional adjusted gross margin of $0.9 million for the year ended December 31, 2023, and is expected to contribute adjusted gross margin of approximately $1.0 million in 2024 and $1.1 million in 2025 and beyond.

Wildlight Expansion
In August 2022, Peninsula Pipeline and FPU filed a joint petition with the Florida PSC for approval of its Transportation Service Agreement associated with the Wildlight planned community located in Nassau County, Florida. The project enables us to meet the significant growing demand for service in Yulee, Florida. The agreement will enable us to build the project during the construction and build-out of the community, and charge the reservation rate as each phase of the project goes into service. Construction of the pipeline facilities will occur in two separate phases. Phase one consists of three extensions with associated facilities, and a gas injection interconnect with associated facilities. Phase two will consist of two additional pipeline extensions. Various phases of the project commenced in the first quarter of 2023, with construction on the overall project continuing through 2025. The project generated additional adjusted gross margin of $0.5 million for the year ended December 31, 2023, and is expected to contribute adjusted gross margin of approximately $2.0 million in 2024 and beyond.

Lake Wales Expansion
In February 2023, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with our Florida Natural Gas distribution business, FPU, for an additional 9,000 Dt/d of firm service in the Lake Wales, Florida area. The PSC approved the petition in April 2023. Approval of the agreement enabled Peninsula Pipeline to complete the acquisition of an existing pipeline in May 2023 that is being utilized to serve both current and new natural gas customers. The project generated additional adjusted gross margin of $0.3 million for the year ended December 31, 2023, and is expected to contribute adjusted gross margin of approximately $0.5 million in 2024 and beyond.

Newberry Expansion
In April 2023, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with FPU for an additional 8,000 Dt/d of firm service in the Newberry, Florida area. The petition was approved by the Florida PSC in the third quarter of 2023. Peninsula Pipeline will construct a pipeline extension, which will be used by FPU to support the development of a natural gas distribution system to provide gas service to the City of Newberry. A filing to address the acquisition and conversion of propane community gas systems in Newberry was made in November 2023, and the Florida PSC is scheduled to vote on this in March 2024. The project is expected to contribute adjusted gross margin of approximately $0.9 million in 2024 and $2.6 million in 2025 and beyond.

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

East Coast Reinforcement Projects
In December 2023, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreements with FPU for projects that will support additional supply to communities on the East Coast of Florida. The projects are driven by the need for increased supply to coastal portions of the state that have experienced an increase in population growth. Peninsula Pipeline will construct several pipeline extensions which will support FPU’s distribution system in the areas of Boynton Beach and New Smyrna Beach with an additional 15,000 Dts/day and 3,400 Dts/day, respectively. The Florida PSC is scheduled to vote on the projects in March 2024.

Central Florida Reinforcement Projects
In February 2024, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreements with FPU for projects that will support additional supply to communities located in Central Florida. The projects are driven by the need for increased supply to communities in central Florida that have experienced an increase in population growth. Peninsula Pipeline will construct several pipeline extensions which will support FPU’s distribution system in the areas of Plant City and Lake Mattie with an additional 5,000 Dts/day and 8,700 Dts/day, respectively.
Chesapeake Utilities Corporation 2023 Form 10-K     Page 38

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

We are also involved in various other projects, all at various stages and all with different opportunities to participate across the energy value chain. In many of these projects, Marlin will play a key role in ensuring the RNG is transported to one of our many pipeline systems where it will be injected. We include our RNG transportation service and infrastructure related adjusted gross margin from across the organization in combination with our CNG and LNG projects.

For the year ended December 31, 2023, we generated $0.1 million in additional adjusted gross margin associated with the transportation of CNG and RNG by Marlin's virtual pipeline and Aspire Energy's Noble Road RNG pipeline. We estimate annual adjusted gross margin of approximately $12.5 million in 2024, and $14.0 million in 2025 for these transportation related services, with potential for additional growth in future years.

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

Regulatory Initiatives

Florida GUARD Program
In February 2023, FPU filed a petition with the Florida PSC for approval of the GUARD program. GUARD is a ten-year program to enhance the safety, reliability, and accessibility of portions of our natural gas distribution system. We identified various categories of projects to be included in GUARD, which include the relocation of mains and service lines located in rear easements and other difficult to access areas to the front of the street, the replacement of problematic distribution mains, service lines, and maintenance and repair equipment and system reliability projects. In August 2023, the Florida PSC approved the GUARD program, which included $205 million of capital expenditures projected to be spent over a 10-year period. For the year ended December 31, 2023, there was $0.4 million of incremental adjusted gross margin generated pursuant to the program. The program is expected to generate $2.4 million of adjusted gross margin in 2024 and $5.1 million in 2025.

Chesapeake Utilities Corporation 2023 Form 10-K Page 39

FCG SAFE Program
In June 2023, the Florida PSC issued the approval order for the continuation of the SAFE program beyond its 2025 expiration date and inclusion of 150 miles of additional mains and services located in rear property easements. The SAFE program is designed to relocate certain mains and facilities associated with rear lot easements to street front locations to improve FCG's ability to inspect and maintain the facilities and reduce opportunities for damage and theft. In the same order, the Commission approved a replacement of 160 miles of pipe that was used in the 1970s and 1980s and shown through industry research to exhibit premature failure in the form of cracking. The program includes projected capital expenditures of $205 million over a 10-year period. The program is expected to generate $2.7 million of adjusted gross margin in 2024 and $5.3 million in 2025.

Capital Cost Surcharge Programs
In December 2019, the FERC approved Eastern Shore’s capital cost surcharge to become effective January 1, 2020. The surcharge, an approved item in the settlement of Eastern Shore’s last general rate case, allows Eastern Shore to recover capital costs associated with mandated highway or railroad relocation projects that required the replacement of existing Eastern Shore facilities. In 2023, there was $0.8 million of incremental adjusted gross margin generated pursuant to the program. Eastern Shore expects to produce adjusted gross margin of approximately $4.0 million in 2024 and $4.4 million in 2025 from relocation projects, which is ultimately dependent upon the timing of filings and the completion of construction.

Florida Natural Gas Rate Case Proceeding
In May 2022, our legacy natural gas distribution businesses in Florida filed a consolidated natural gas rate case with the Florida PSC. The application included a request for the following: (i) permanent rate relief of approximately $24.1 million, effective January 1, 2023, (ii) a depreciation study also submitted with the filing; (iii) authorization to make certain changes to tariffs to include the consolidation of rates and rate structure across the businesses and to unify the Florida Natural Gas distribution business under FPU; (iv) authorization to retain the acquisition adjustment recorded at the time of the FPU merger in our revenue requirement; and (v) authorization to establish an environmental remediation surcharge for the purposes of addressing future expected remediation costs for FPU MGP sites. In August 2022, interim rates were approved by the Florida PSC in the amount of approximately $7.7 million on an annualized basis, effective for all meter readings in September 2022. The discovery process and related hearings were concluded during the fourth quarter of 2022 and briefs were submitted in the same quarter of 2022. In January 2023, the Florida PSC approved the application for consolidation and permanent rate relief of approximately $17.2 million on an annual basis. Actual rates in connection with the rate relief were approved by the Florida PSC in February 2023 with an effective date of March 1, 2023. For the year ended December 31, 2023, there was $15.8 million of adjusted gross margin generated pursuant to this proceeding, and it is expected to generate $17.2 million of total adjusted gross margin in 2024 and 2025.

Maryland Natural Gas Rate Case
In January 2024, our natural gas distribution businesses in Maryland, CUC-Maryland Division, Sandpiper Energy, Inc., and Elkton Gas Company (collectively, “Maryland natural gas distribution businesses”) filed a joint application for a natural gas rate case with the Maryland PSC. In connection with the application, we are seeking approval of the following: (i) permanent rate relief of approximately $6.9 million; (ii) authorization to make certain changes to tariffs to include a unified rate structure and to consolidate the Maryland natural gas distribution businesses under the new corporate entity which we anticipate will be called Chesapeake Utilities of Maryland, Inc.; and (iii) authorization to establish a rider for recovery of the costs associated with our new technology systems. The outcome of the application is subject to review and approval by the Maryland PSC.

Storm Protection Plan
In 2020, the Florida PSC implemented the Storm Protection Plan ("SPP") and Storm Protection Plan Cost Recovery Clause ("SPPCRC"), which require electric utilities to petition the Florida PSC for approval of a Transmission and Distribution Storm Protection Plan that covers the utility’s immediate 10-year planning period with updates to the plan at least every 3 years. The SPPCRC rules allow the utility to file for recovery of associated costs related to its SPP. Our Florida electric distribution operation's SPP and SPPCRC were filed during the first quarter of 2022 and approved in the fourth quarter of 2022, with modifications, by the Florida PSC. For the year ended December 31, 2023, this initiative generated incremental adjusted gross margin of $0.8 million, and is expected to generate $2.4 million in 2024 and $4.0 million in 2025. We expect continued investment under the SPP going forward.

COVID-19 Regulatory Proceeding
In October 2020, the Florida PSC approved a joint petition of our natural gas and electric distribution utilities in Florida to establish a regulatory asset to record incremental expenses incurred due to COVID-19. The regulatory asset allows us to obtain recovery of these costs in the next base rate proceedings. Our Florida regulated business units reached a settlement with the Florida OPC in June 2021, enabling the business units to establish a regulatory asset of $2.1 million. This amount includes COVID-19 related incremental expenses for bad debt write-offs, personnel protective equipment, cleaning and business information services for remote work. Our Florida regulated business units are currently amortizing the amount over two years effective January 1, 2022 and recovering the regulatory asset through the Purchased Gas Adjustment and Swing Service mechanisms for the natural gas business units and through the Fuel Purchased Power Cost Recovery clause for the electric
Chesapeake Utilities Corporation 2023 Form 10-K     Page 40

division. This resulted in additional adjusted gross margin of $1.0 million annually for both 2022 and 2023, which was offset by a corresponding amortization of regulatory asset expense in each year.

Other Major Factors Influencing Adjusted Gross Margin

Weather and Consumption
Weather had a significant impact on customer consumption during 2023, resulting in adjusted gross margin being negatively impacted by approximately $13.6 million compared to 2022 driven largely by significantly warmer weather in some of the Company's service territories resulting in reduced consumption. The following table summarizes heating degree day ("HDD") and cooling degree day (“CDD”) variances from the 10-year average HDD/CDD ("Normal") for the years ended 2023 compared to 2022, and 2022 compared to 2021.

HDD and CDD Information

	For the Years Ended December 31,
	2023	2022	Variance	2022	2021	Variance
Delmarva
Actual HDD	3,416	4,088	(672)	4,088	3,849	239
10-Year Average HDD ("Normal")	4,161	4,147	14	4,147	4,182	(35)
Variance from Normal	(745)	(59)		(59)	(333)

Florida
Actual HDD	664	836	(172)	836	829	7
10-Year Average HDD ("Normal")	826	828	(2)	828	839	(11)
Variance from Normal	(162)	8		8	(10)

Ohio
Actual HDD	5,043	5,532	(489)	5,532	5,138	394
10-Year Average HDD ("Normal")	5,594	5,557	37	5,557	5,621	(64)
Variance from Normal	(551)	(25)		(25)	(483)

Florida
Actual CDD	3,101	2,826	275	2,826	2,687	139
10-Year Average CDD ("Normal")	2,934	2,929	5	2,929	2,952	(23)
Variance from Normal	167	(103)		(103)	(265)

Natural Gas Distribution Growth
The average number of residential customers served on the Delmarva Peninsula and our legacy Florida Natural Gas distribution business increased by approximately 5.4 percent and 3.9 percent, respectively, during 2023.

On the Delmarva Peninsula, a larger percentage of the adjusted gross margin growth was generated from residential growth given the expansion of gas into new housing communities and conversions to natural gas as our distribution infrastructure continues to build out. In Florida, as new communities continue to build out due to population growth and the additional infrastructure to support the growth, there is increased load from both residential customers as well as new commercial and industrial customers. The details are provided in the following table:
Chesapeake Utilities Corporation 2023 Form 10-K Page 41

	Adjusted Gross Margin Increase
	For the Year Ended December 31, 2023
(in thousands)	Delmarva Peninsula	Florida
Customer growth:
Residential	$1,895	$1,599
Commercial and industrial	589	2,131
Total customer growth (1)	$2,484	$3,730
(1) Customer growth amounts for our legacy Florida operations include the effects of revised rates associated with the Company's natural gas base rate proceeding, but exclude the effects of the FCG acquisition.

REGULATED ENERGY

			Increase			Increase
For the Year Ended December	2023	2022	(Decrease)	2022	2021	(Decrease)
(in thousands)
Revenue	$473,595	$429,424	$44,171	$429,424	$383,920	$45,504
Natural gas and electric costs	140,008	127,172	12,836	127,172	100,737	26,435
Adjusted gross margin (1)	333,587	302,252	31,335	302,252	283,183	19,069
Operations & maintenance	125,310	112,963	12,347	112,963	108,190	4,773
Depreciation & amortization	48,162	52,707	(4,545)	52,707	48,748	3,959
FCG transaction-related expenses (2)	10,355	—	10,355	—	—	—
Other taxes	23,561	21,265	2,296	21,265	20,071	1,194
Other operating expenses	207,388	186,935	20,453	186,935	177,009	9,926
Operating Income	$126,199	$115,317	$10,882	$115,317	$106,174	$9,143
(1) Adjusted Gross Margin is a non-GAAP measure utilized by Management to review business unit performance. For a more detailed discussion on the differences between Gross Margin (GAAP) and Adjusted Gross Margin, see the Reconciliation of GAAP to Non-GAAP Measures presented above.
(2) Transaction-related expenses referred to in this table represent pretax operating expenses of $10.4 million associated with legal, consulting and audit fees incurred in connection with the acquisition of FCG.
2023 compared to 2022
Operating income for the Regulated Energy segment for 2023 was $126.2 million, an increase of $10.9 million, or 9.4 percent, compared to 2022. Excluding transaction-related expenses associated with the acquisition of FCG, operating income increased $21.2 million or 18.4 percent compared to the prior year. Higher operating income reflects contributions from our regulatory initiatives, organic growth in our natural gas distribution businesses and continued pipeline expansion projects, and contributions from the acquisition of FCG. These increases were partially offset by changes in customer consumption resulting from the significantly warmer temperatures in our northern service territories throughout the year. Excluding the transaction-related expenses described above, operating expenses increased by $10.1 million compared to the prior year primarily attributable to increased employee costs driven by growth initiatives, the ongoing competitive labor market and higher benefits costs and higher property taxes compared to the prior year. Increases in depreciation and amortization expense attributable to growth projects that were placed into service during the current year were offset by reductions related to revised depreciation rates approved in the Company's Florida Natural Gas rate case and electric depreciation study filing, and a $5.1 million RSAM adjustment from FCG.
Chesapeake Utilities Corporation 2023 Form 10-K     Page 42

Items contributing to the year-over-year adjusted gross margin increase are listed in the following table:

(in thousands)
Rate changes associated with the Florida Natural Gas base rate proceeding (1)	$13,361
Contribution from the acquisition of FCG	8,687
Natural gas growth including conversions (excluding service expansions)	6,214
Natural gas transmission service expansions	4,812
Contributions from regulated infrastructure programs	2,597
Changes in customer consumption, driven by significantly warmer temperatures	(5,096)
Other variances	760
Year-over-year increase in adjusted gross margin	$31,335
(1) Includes adjusted gross margin contributions from interim rates and permanent base rates that became effective in March 2023.

The following narrative discussion provides further detail and analysis of the significant variances in adjusted gross margin detailed above.

Rate Changes Associated with the Florida Natural Gas Base Rate Proceeding
In August 2022, the Florida PSC approved interim rates starting in September 2022. In February 2023, we obtained a final rate order in connection with the Florida Natural Gas base rate proceeding with permanent rates effective on March 1, 2023. These interim and permanent rates contributed additional adjusted gross margin of $13.4 million. Refer to Note 18, Rates and Other Regulatory Activities, in the consolidated financial statements for additional information.

Contribution from Acquisition of FCG
FCG contributed adjusted gross margin of $8.7 million from the acquisition date.

Natural Gas Distribution Customer Growth
We generated additional adjusted gross margin of $6.2 million from natural gas customer growth. Adjusted gross margin increased by $3.7 million for our Florida Natural Gas distribution business and $2.5 million on the Delmarva Peninsula compared to 2022, due primarily to residential customer growth of 3.9 percent and 5.4 percent in Florida and on the Delmarva Peninsula, respectively.

Natural Gas Transmission Service Expansions
We generated increased adjusted gross margin of $4.8 million from natural gas transmission service expansions of Peninsula Pipeline, Eastern Shore and Aspire Energy Express.

Contributions from Regulated Infrastructure Programs
Contributions from regulated infrastructure programs generated incremental adjusted gross margin of $2.6 million for the year. The increase in adjusted gross margin was primarily related to FPU Electric's storm protection plan, Eastern Shore's capital surcharge program and Florida's GUARD program. Refer to Note 18, Rates and Other Regulatory Activities, in the consolidated financial statements for additional information.
Chesapeake Utilities Corporation 2023 Form 10-K Page 43

Customer Consumption - Inclusive of Weather
We experienced reduced customer consumption for the year ended December 31, 2023, largely the result of significantly warmer weather experienced in the Delmarva service territory throughout the year resulting in reduced adjusted gross margin of $5.1 million compared to 2022.

The major components of the increase in other operating expenses are as follows:

(in thousands)
FCG transaction-related expenses (1)	$10,355
Payroll, benefits and other employee-related expenses	5,054
FCG operating expenses	4,190
Facilities expenses, maintenance costs and outside services	1,416
Customer service related costs	764
Regulatory expenses	658
Depreciation, amortization and property tax costs	(2,308)
Other variances	324
Year-over-year increase in other operating expenses	$20,453
(1) Transaction-related expenses referred to in this table represent pretax operating expenses of $10.4 million associated with legal, consulting and audit fees incurred in connection with the acquisition of FCG.
2022 compared to 2021
The results for the Regulated Energy segment for the year ended December 31, 2022 compared to 2021 are described in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022, which is incorporated herein by reference.

UNREGULATED ENERGY

			Increase			Increase
For the Year Ended December 31,	2023	2022	(Decrease)	2022	2021	(Decrease)
(in thousands)
Revenue	$223,148	$280,750	$(57,602)	$280,750	$206,869	$73,881
Propane and natural gas costs	102,492	162,683	(60,191)	162,683	106,900	55,783
Adjusted gross margin (1)	120,656	118,067	2,589	118,067	99,969	18,098
Operations & maintenance	74,168	70,489	3,679	70,489	57,905	12,584
Depreciation & amortization	17,347	16,257	1,090	16,257	13,869	2,388
Other taxes	4,715	3,971	744	3,971	3,768	203
Other operating expenses	96,230	90,717	5,513	90,717	75,542	15,175
Operating Income	$24,426	$27,350	$(2,924)	$27,350	$24,427	$2,923
(1) Adjusted Gross Margin is a non-GAAP measure utilized by Management to review business unit performance. For a more detailed discussion on the differences between Gross Margin (GAAP) and Adjusted Gross Margin, see the Reconciliation of GAAP to Non-GAAP Measures presented above.
2023 Compared to 2022
Operating income for the Unregulated Energy segment for 2023 decreased by $2.9 million compared to 2022. Operating results were impacted by changes in customer consumption due to significantly warmer weather in our Mid-Atlantic and North Carolina service areas throughout the year as well as conversion of propane customers to our natural gas distribution service. Additionally, we experienced increased operating expenses associated with increased payroll, benefits and employee related expenses driven by competition in the current labor market, depreciation, amortization and property taxes, as well as increased costs for facilities, maintenance and outside services. These factors were partially offset by increased propane margins and fees and increased gathering charges and customer consumption for Aspire.
Chesapeake Utilities Corporation 2023 Form 10-K     Page 44

Adjusted Gross Margin
Items contributing to the year-over-year increase in adjusted gross margin are listed in the following table:

(in thousands)
Propane Operations
Increased propane margins and fees	$8,821
Propane customer consumption - primarily weather related	(8,235)
Decreased customer consumption due to conversion of customers to our natural gas system	(793)
Aspire Energy
Increase in gathering margin	1,141
Increased customer consumption	496
Eight Flags
Increased electric generation margin	1,018
Other variances	141
Year-over-year increase in adjusted gross margin	$2,589

The following narrative discussion provides further detail and analysis of the significant items in the foregoing table.
Propane Operations
•Increased propane margins and fees - Adjusted gross margin increased by $8.8 million, mainly due to increased margins and customer service fees. These market conditions, which include market pricing and competition with other propane suppliers, as well as the availability and price of alternative energy sources, may fluctuate based on changes in demand, supply and other energy commodity prices.

•Propane customer consumption - Adjusted gross margin was negatively impacted by $8.2 million as a result of reduced customer consumption driven by significantly warmer weather that our Mid-Atlantic and North Carolina service areas experienced throughout 2023.

•Reduced customer consumption due to conversion of customers to natural gas - Adjusted gross margin was reduced by $0.8 million as more customers converted from propane to our natural gas distribution service.

Aspire Energy
•Increase in gathering charges - Adjusted gross margin increased by $1.1 million primarily due to increased gathering charges associated with a large commercial customer.

•Increased customer consumption - Adjusted gross margin increased by $0.5 million despite warmer temperatures due to increased customer consumption from agricultural customers compared to the prior year.

Eight Flags
•Increased electric generation margin - Adjusted gross margin increased by $1.0 million due to increased electric generation compared to the prior year.

Other Operating Expenses
Items contributing to the period-over-period increase in other operating expenses are listed in the following table:

(in thousands)
Increased payroll, benefits and other employee-related expenses	$3,959
Increased depreciation, amortization and property tax costs	1,717
Other variances	(163)
Period-over-period increase in other operating expenses	$5,513

Chesapeake Utilities Corporation 2023 Form 10-K Page 45

2022 compared to 2021
The results for the Unregulated Energy segment for the year ended December 31, 2022 compared to 2021 are described in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022, which is incorporated by reference.

OTHER INCOME, NET
Other income, net was $1.4 million and $5.1 million for 2023 and 2022, respectively. Other income, net includes non-operating investment income (expense), interest income, late fees charged to customers, gains or losses from the sale of assets for our unregulated businesses and pension and other benefits expense. The decrease was primarily attributable to the absence of a one-time gain related to a building sale during 2022, the absence of interest income received in connection with a Federal Income Tax refund during 2022, and higher pension related expenses compared to the prior-year period.
INTEREST CHARGES
2023 Compared to 2022
Interest charges for 2023 increased by $12.6 million compared to the same period in 2022. This increase is primarily attributable to $6.2 million in interest expense as a result of long-term debt placements in 2023, including the November 2023 placement in connection with the FCG acquisition as well as $4.1 million related to bridge financing costs also attributable to the FCG acquisition. Higher interest expense on Revolver borrowings of $3.1 million driven by higher average interest rates compared to the prior year also contributed to the increase. The weighted-average interest rate on our Revolver borrowings was 5.4 percent for the year ended December 31, 2023 compared to 2.5 percent during the prior year as a result of the Federal Reserve actions in 2022 and 2023. These factors were partially offset by higher capitalized interest of $1.7 million during the current year associated with capital projects.
INCOME TAXES
2023 Compared to 2022
Income tax expense was $28.1 million for 2023 compared to $33.8 million for 2022. Our effective income tax rates were 24.4 percent and 27.4 percent for the years ended December 31, 2023 and 2022, respectively. Income tax expense for the year ended December 31, 2023 includes a $2.5 million benefit resulting from a reduction in the Pennsylvania state income tax rate. Excluding this change, our effective income tax rate was 26.5 percent in 2023.

LIQUIDITY AND CAPITAL RESOURCES
Our capital requirements reflect the capital-intensive and seasonal nature of our business and are principally attributable to investment in new plant and equipment, retirement of outstanding debt and seasonal variability in working capital. We rely on cash generated from operations, short-term borrowings, and other sources to meet normal working capital requirements and to temporarily finance capital expenditures. We may also issue long-term debt and equity to fund capital expenditures and to maintain our capital structure within our target capital structure range. We maintain effective shelf registration statements with the SEC, as applicable, for the issuance of shares of common stock under various types of equity offerings, including the DRIP and previously, shares of common stock under an ATM equity program. Depending on our capital needs and subject to market conditions, in addition to other possible debt and equity offerings, we may consider issuing additional shares under the direct share purchase component of the DRIP and/or under an ATM equity program.

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
Capital expenditures for investments in new or acquired plant and equipment are our largest capital requirements. Our capital expenditures were $1.1 billion in 2023, which includes $923.4 million attributable to the purchase of FCG and $3.9 million related to an acquisition in the propane distribution business.
Chesapeake Utilities Corporation 2023 Form 10-K     Page 46

The following table shows total capital expenditures for the year ended December 31, 2023 by segment and by business line:

For the Year Ended December 31, 2023
(in thousands)
Regulated Energy:
Natural gas distribution	$109,245
Natural gas transmission	40,179
Electric distribution	19,745
Total Regulated Energy	169,169
Unregulated Energy:
Propane distribution	14,287
Energy transmission	5,469
Other unregulated energy	20,508
Total Unregulated Energy	40,264
Other:
Corporate and other businesses	1,762
Total Other	1,762
Legacy capital expenditures	211,195
FCG Acquisition (1)	926,702
Total 2023 Capital Expenditures	$1,137,897
(1) Includes amounts for the acquisition of FCG net of cash acquired and their capital expenditures from the date of the acquisition through December 31, 2023. For additional information on the FCG acquisition, refer to Note 4, Acquisitions, in the consolidated financial statements.
In the table below, we have provided a range of our forecasted capital expenditures by segment and business line for 2024:

	Estimate for Fiscal 2024
(in thousands)	Low	High
Regulated Energy:
Natural gas distribution	$150,000	$170,000
Natural gas transmission	90,000	120,000
Electric distribution	25,000	28,000
Total Regulated Energy	265,000	318,000
Unregulated Energy:
Propane distribution	13,000	15,000
Energy transmission	5,000	6,000
Other unregulated energy	13,000	15,000
Total Unregulated Energy	31,000	36,000
Other:
Corporate and other businesses	4,000	6,000
Total 2024 Forecasted Capital Expenditures	$300,000	$360,000

The 2024 forecast excludes potential acquisitions due to their opportunistic nature.

As a result of the Company’s most recent 5-year strategic plan review where we revisited growth projections over the next five years for our legacy businesses and with the increased scale and investment opportunities related to FCG, the Company previously announced new capital expenditure guidance for the five-year period ended 2028 that will range from $1.5 billion to $1.8 billion.

The capital expenditure projection is subject to continuous review and modification. Actual capital requirements may vary from the above estimates due to a number of factors, including changing economic conditions, supply chain disruptions, capital
Chesapeake Utilities Corporation 2023 Form 10-K Page 47

delays that are greater than currently anticipated, customer growth in existing areas, regulation, new growth or acquisition opportunities and availability of capital and other factors discussed in Item 1A, Risk Factors. Historically, actual capital expenditures have typically lagged behind the budgeted amounts. The timing of capital expenditures can vary based on delays in regulatory approvals, securing environmental approvals and other permits. The regulatory application and approval process has lengthened in the past few years, and we expect this trend to continue.
Capital Structure

We are committed to maintaining a sound capital structure and strong credit ratings. This commitment, along with adequate and timely rate relief for our regulated energy operations, is intended to ensure our ability to attract capital from outside sources at a reasonable cost, which will benefit our customers, creditors, employees and stockholders.
The following tables present our capitalization as of December 31, 2023 and 2022 and includes the impacts associated with financing the FCG acquisition:

	December 31, 2023		December 31, 2022
(dollars in thousands)
Long-term debt, net of current maturities	$1,187,075	49%	$578,388	41%
Stockholders’ equity	1,246,104	51%	832,801	59%
Total capitalization, excluding short-term borrowings	$2,433,179	100%	$1,411,189	100%

	December 31, 2023		December 31, 2022
(dollars in thousands)
Short-term debt	$179,853	7%	$202,157	12%
Long-term debt, including current maturities	1,205,580	46%	599,871	37%
Stockholders’ equity	1,246,104	47%	832,801	51%
Total capitalization, including short-term borrowings	$2,631,537	100%	$1,634,829	100%

Our target ratio of equity to total capitalization, including short-term borrowings, is between 50 and 60 percent. We seek to align permanent financing with the in-service dates of our capital projects. We may utilize more temporary short-term debt when the financing cost is attractive as a bridge to the permanent long-term financing or if the equity markets are volatile. We expect to move closer to our target capital structure over the next couple of years.
In November 2023, in connection with our acquisition of FCG, we completed an overnight offering resulting in the issuance of 4.4 million shares of our common stock at a price per share of $82.72 (net of underwriter discounts and commissions). We received net proceeds of $366.4 million which were used to partially finance the acquisition.
During 2023, there were no issuances under the DRIP. In 2022, we issued less than 0.1 million shares at an average price per share of $136.26 and received net proceeds of $4.5 million under the DRIP.
Shelf Agreements
We have entered into Shelf Agreements with Prudential and MetLife, whom are under no obligation to purchase any unsecured debt. In February 2023, we amended these Shelf Agreements, which expanded the total borrowing capacity and extended the term of the agreements for an additional three years from the effective dates to 2026. The following table summarizes our Shelf Agreements at December 31, 2023:

	Total Borrowing Capacity	Less: Amount of Debt Issued	Less: Unfunded Commitments	Remaining Borrowing Capacity
Shelf Agreement (1)
(in thousands)
Prudential Shelf Agreement	$405,000	$(300,000)	—	$105,000
MetLife Shelf Agreement	200,000	(50,000)	—	150,000
Total	$605,000	$(350,000)	$—	$255,000
Chesapeake Utilities Corporation 2023 Form 10-K     Page 48

(1) The amended Prudential and MetLife Shelf Agreements both expire in February 2026.
Long-Term Debt
All of our outstanding Senior Notes set forth certain business covenants to which we are subject when any note is outstanding, including covenants that limit or restrict our ability, and the ability of our subsidiaries, to incur indebtedness, or place or permit liens and encumbrances on any of our property or the property of our subsidiaries.
In November 2023, we issued Senior Notes in the aggregate principal amount of $550.0 million at an average interest rate of 6.54 percent that were used to partially finance our acquisition of FCG which closed during the fourth quarter of 2023. These notes have varying maturity dates of between three and 15 years, and the outstanding principal balance of the notes will be due on their respective maturity dates with interest payments payable semiannually until the principal has been paid in full. These Senior Notes have similar covenants and default provisions as our other Senior Notes.
In March 2023, we issued 5.43 percent Senior Notes due March 14, 2038 in the aggregate principal amount of $80.0 million and used the proceeds received from the issuances of the Senior Notes to reduce short-term borrowings under our Revolver and to fund capital expenditures. These Senior Notes have similar covenants and default provisions as our other Senior Notes, and have an annual principal amortization payment beginning in the sixth year after the issuance.
Short-Term Borrowings
We are authorized by our Board of Directors to borrow up to $375.0 million of short-term debt, as required. At December 31, 2023 and 2022, we had $179.9 million and $202.2 million, respectively, of short-term borrowings outstanding at a weighted average interest rate of 5.83 percent and 5.04 percent, respectively. There were no borrowings outstanding under the sustainable investment sublimit of the 364-day tranche at December 31, 2023.

We have entered into several amendments to our Revolver which resulted in modifications to both tranches of the facility. The most recent amendment in October 2023 allowed for a change in our funded indebtedness ratio from 65 percent to 70 percent during the quarter in which the acquisition of FCG is consummated and the quarter subsequent to the closing of the acquisition. The amendment in August 2023 served to renew the 364-day tranche of the Revolver, providing for $175.0 million of short-term debt capacity. Additionally, the amendment for borrowings under the 364-day tranche shall now bear interest (i) based upon the SOFR, plus a 10-basis point credit spread adjustment, and an applicable margin of 1.05 percent or less, with such margin based on total indebtedness as a percentage of total capitalization or (ii) the base rate, solely at our discretion. Further, the amendment provided that borrowings under the 364-day green loan sublimit shall now bear interest at (i) the SOFR rate plus a 10-basis point credit spread adjustment and an applicable margin of 1.00 percent or less, with such margin based on total indebtedness as a percentage of total capitalization or (ii) the base rate plus 0.05 percent or less, solely at our discretion. The amendment entered into in 2022 served to reset the benchmark interest rate to SOFR and to eliminate a previous covenant which capped our investment limit to $150.0 million for investments where we maintain less than 50 percent ownership.

The 364-day tranche of the Revolver expires in August 2024 and the five-year tranche expires in August 2026. Borrowings under both tranches of the Revolver are subject to a pricing grid, including the commitment fee and the interest rate charged based upon our total indebtedness to total capitalization ratio for the prior quarter. As of December 31, 2023, the pricing under the 364-day tranche of the Revolver included a commitment fee of 9-basis points on undrawn amounts and an interest rate of 75-basis points over SOFR plus a 10-basis point SOFR adjustment on outstanding balances. As of December 31, 2023, the pricing under the five-year tranche of the Revolver included a commitment fee of 9-basis points on undrawn amounts and an interest rate of 95-basis points over SOFR plus a 10-basis point SOFR adjustment on outstanding balances.

The availability of funds under the Revolver is subject to conditions specified in the credit agreement, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in the Revolver's loan documents. We are required by the financial covenants in the Revolver to maintain, at the end of each fiscal year, a funded indebtedness ratio as described above. As of December 31, 2023, we are in compliance with this covenant.

Our total available credit under the Revolver at December 31, 2023 was $188.1 million. As of December 31, 2023, we had issued $7.0 million in letters of credit to various counterparties under the Revolver. These letters of credit are not included in the outstanding short-term borrowings and we do not anticipate that they will be drawn upon by the counterparties. The letters of credit reduce the available borrowings under the Revolver.

Chesapeake Utilities Corporation 2023 Form 10-K Page 49

In connection with our acquisition of FCG, we entered into a 364-day Bridge Facility commitment with Barclays Bank PLC for up to $965.0 million. Upon closing of the FCG acquisition in November 2023, and with the completion of other financing activities as defined in the lending agreement, this facility was terminated without any funds drawn to finance the transaction.
Key statistics regarding our unsecured short-term credit facilities (our Revolver and previous bilateral lines of credit and revolving credit facility) for the years ended December 31, 2023, 2022 and 2021 are as follows:

(in thousands)	2023	2022	2021
Average borrowings during the year	$130,246	$170,434	$182,305
Weighted average interest rate for the year	5.41%	2.49%	1.03%
Maximum month-end borrowings	$206,460	$225,050	$226,097

Cash Flows
The following table provides a summary of our operating, investing and financing cash flows for the years ended December 31, 2023, 2022 and 2021:

	For the Year Ended December 31,
	2023	2022	2021
(in thousands)
Net cash provided by (used in):
Operating activities	$203,482	$158,882	$150,504
Investing activities	(1,111,391)	(136,448)	(223,023)
Financing activities	906,609	(21,206)	73,996
Net (decrease) increase in cash and cash equivalents	(1,300)	1,228	1,477
Cash and cash equivalents—beginning of period	6,204	4,976	3,499
Cash and cash equivalents—end of period	$4,904	$6,204	$4,976
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
During 2023, net cash provided by operating activities was $203.5 million. Operating cash flows were primarily impacted by the following:
•Net income, adjusted for non-cash adjustments, provided a $170.0 million source of cash;
•Changes in net regulatory assets and liabilities due primarily to the change in fuel costs collected through the various cost recovery mechanisms resulted in a $20.1 million source of cash; and
•Other working capital changes, as well as propane inventory and the related hedging activity, resulted in a $9.8 million source of cash.
Cash Flows Used in Investing Activities
Net cash used in investing activities totaled $1.1 billion during the year ended December 31, 2023. Key investing activities contributing to the cash flow change included:
•Net cash of $925.0 million was used in 2023 to acquire FCG and a propane distribution business; and
•Cash used to pay for capital expenditures amounted to $188.6 million for 2023.
Cash Flows Provided by Financing Activities
Chesapeake Utilities Corporation 2023 Form 10-K     Page 50

Net cash provided by financing activities totaled $906.6 million for the year ended December 31, 2023. This source of cash was largely related to financing activities in connection with the FCG acquisition and included:
•A net increase in long-term debt borrowings resulting in a net source of cash of $605.5 million, including $627.0 million from issuances, offset by long-term repayments of $21.5 million;
•Net proceeds of $366.4 million from the issuance of common stock; partially offset by
•A $40.0 million use of cash for dividend payments in 2023; and
•Net repayments under lines of credit resulting in a use of cash of $22.5 million.

CONTRACTUAL OBLIGATIONS
We have the following contractual obligations and other commercial commitments as of December 31, 2023:

	Payments Due by Period
Contractual Obligations	2024	2025-2026	2027-2028	After 2028	Total
(in thousands)
Long-term debt (1)	$18,505	$160,079	$268,373	$762,376	$1,209,333
Operating leases (2)	2,771	4,062	2,788	5,243	14,864
Purchase obligations (3)
Transmission capacity	45,314	87,627	70,030	128,326	331,297
Storage capacity	3,312	4,519	860	—	8,691
Commodities	30,983	—	—	—	30,983
Electric supply	6,431	12,936	12,961	12,961	45,289
Unfunded benefits (4)	228	485	474	1,131	2,318
Funded benefits (5)	2,018	4,035	4,035	2,172	12,260
Total Contractual Obligations	$109,562	$273,743	$359,521	$912,209	$1,655,035
(1) This represents principal payments on long-term debt. See Item 8, Financial Statements and Supplementary Data, Note 12, Long-Term Debt, for additional information. The expected interest payments on long-term debt are $62.4 million, $116.4 million, $92.8 million and $160.6 million, respectively, for the periods indicated above. Expected interest payments for all periods total $432.2 million.
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
(5) We have recorded long-term liabilities of $0.2 million at December 31, 2023 for the FPU qualified, defined benefit pension plan. The assets funding this plan are in a separate trust and are not considered assets of ours or included in our balance sheets. We do not expect to make payments to the trust funds in 2024. Additional contributions may be required in future years based on the actual return earned by the plan assets and other actuarial assumptions, such as the discount rate and long-term expected rate of return on plan assets. See Item 8, Financial Statements and Supplementary Data, Note 16, Employee Benefit Plans, for further information on the plans. Additionally, the Contractual Obligations table above includes deferred compensation obligations totaling $12.3 million, funded with Rabbi Trust assets in the same amount. The Rabbi Trust assets are recorded under Investments on the consolidated balance sheets. We assume a retirement age of 65 for purposes of distribution from this trust.
OFF-BALANCE SHEET ARRANGEMENTS
Our Board of Directors has authorized us to issue corporate guarantees securing obligations of our subsidiaries and to obtain letters of credit securing our subsidiaries' obligations. The maximum authorized liability under such guarantees and letters of credit as of December 31, 2023 was $35.0 million. The aggregate amount guaranteed at December 31, 2023 was approximately $24.3 million with the guarantees expiring on various dates through December 2024. In addition, the Board has authorized us to issue specific purpose corporate guarantees. The amount of specific purpose guarantees outstanding at December 31, 2023 was $4.0 million.
As of December 31, 2023, we have issued letters of credit totaling approximately $7.0 million related to the electric transmission services for FPU's electric division, the firm transportation service agreement between TETLP and our Delaware and Maryland divisions, the capacity agreement between NEXUS and Aspire, and our current and previous primary insurance carriers. These letters of credit have various expiration dates through October 2024. There have been no draws on these letters of credit as of December 31, 2023. We do not anticipate that the counterparties will draw upon these letters of credit, and we expect that they will be renewed to the extent necessary in the future. Additional information is presented in Item 8, Financial Statements and Supplementary Data, Note 20, Other Commitments and Contingencies in the consolidated financial statements.
Chesapeake Utilities Corporation 2023 Form 10-K Page 51

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
Goodwill and Other Intangible Assets
We test goodwill for impairment at least annually in December, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We generally use a present value technique based on discounted cash flows to estimate the fair value of our reporting units. An impairment charge is recognized if the carrying value of a reporting unit’s goodwill exceeds its fair value. The annual impairment testing for 2023 indicated no impairment of goodwill. At December 31, 2023, our goodwill balance totaled $508.2 million including $461.2 million attributable to the acquisition of FCG. Additional information is presented in Item 8, Financial Statements and Supplementary Data, Note 4, Acquisitions, and Note 10, Goodwill and Other Intangible Assets, in the consolidated financial statements.
Other Assets Impairment Evaluations
We periodically evaluate whether events or circumstances have occurred which indicate that long-lived assets may not be recoverable. When events or circumstances indicate that an impairment is present, we record an impairment loss equal to the excess of the asset's carrying value over its fair value, if any.
Chesapeake Utilities Corporation 2023 Form 10-K     Page 52

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
At December 31, 2023, actuarial assumptions include expected long-term rates of return on plan assets for FPU's pension plan of 6.00 percent and a discount rate of 5.00 percent. The discount rate was determined by management considering high-quality corporate bond rates, such as the Empower curve index and the FTSE Index, changes in those rates from the prior year and other pertinent factors, including the expected lives of the plans and the availability of the lump-sum payment option. A 0.25 percent increase or decrease in the discount rate would not have a material impact on our pension and postretirement liabilities and related costs.

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
Chesapeake Utilities Corporation 2023 Form 10-K Page 53

The following table reflects the changes in the fair market value of financial derivatives contracts related to propane purchases and sales from December 31, 2022 to December 31, 2023:

(in thousands)	Balance at December 31, 2022	Increase (Decrease) in Fair Market Value	Less Amounts Settled	Balance at December 31, 2023
Sharp	$1,507	$(1,822)	$(61)	$(376)
There were no changes in the methods of valuations during the year ended December 31, 2023.
The following is a summary of fair market value of financial derivatives as of December 31, 2023, by method of valuation and by maturity for each fiscal year period.

(in thousands)	2024	2025	2026	Total Fair Value
Price based on Mont Belvieu - Sharp	$(264)	$(75)	$(37)	$(376)
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

Chesapeake Utilities Corporation 2023 Form 10-K     Page 54

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Chesapeake Utilities Corporation

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Chesapeake Utilities Corporation and Subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule listed in Item 15(a)2 (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for their assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management has excluded Florida City Gas (“FCG”) from its assessment of internal control over financial reporting as of December 31, 2023, because it was acquired by the Company in a business combination during 2023. We have also excluded FCG from our audit of internal control over financial reporting. FCG is a wholly-owned subsidiary whose total assets and loss before taxes represented 31 percent and 4 percent, respectively, of the Company’s consolidated total assets and earnings before taxes as of December 31, 2023 and for the year then ended.

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
Chesapeake Utilities Corporation 2023 Form 10-K Page 55

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment - Energy Transmission and Supply Services (Aspire Energy) - Unregulated Energy Segment - Refer to Notes 2 and 10 to the consolidated financial statements

Critical Audit Matter Description

As described in Notes 2 and 10 to the consolidated financial statements, the Company has recorded goodwill associated with the Aspire Energy reporting unit within its Unregulated Energy reportable segment as of December 31, 2023. To test goodwill for impairment, the Company uses a present value technique based on discounted cash flows to estimate the fair value of its reporting units. Management’s testing of goodwill as of December 31, 2023 indicated no impairment.

We identified the goodwill impairment assessment of Aspire Energy as a critical audit matter because the fair value estimate requires significant estimates and assumptions by management, including those relating to future revenue and operating margin forecasts and discount rates. Testing these estimates involved especially challenging, subjective, or complex judgments and effort.

How the Critical Audit Matter was Addressed in the Audit

The primary procedures we performed to address this critical audit matter included:

•We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the Aspire Energy reporting unit.
•We evaluated the appropriateness of management’s valuation methodology, including testing the mathematical accuracy of the calculation.
•We assessed the historical accuracy of management’s revenue and operating margin forecasts.
•We compared the significant assumptions used by management to current industry and economic trends, current and historical performance of the reporting unit, and other relevant factors.
•We performed sensitivity analyses of the significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions.
•We evaluated whether the assumptions were consistent with evidence obtained in other areas of the audit, including testing the Company’s fair value of all reporting units within the Company's Regulated and Unregulated Energy segments, in relation to the market capitalization of the Company and assessed the results.

/s/ Baker Tilly US, LLP

We have served as the Company's auditor since 2007.

Lancaster, Pennsylvania
February 21, 2024

Chesapeake Utilities Corporation 2023 Form 10-K     Page 56

Chesapeake Utilities Corporation and Subsidiaries

Consolidated Statements of Income

	For the Year Ended December 31,
	2023	2022	2021
(in thousands, except shares and per share data)
Operating Revenues
Regulated Energy	$473,595	$429,424	$383,920
Unregulated Energy	223,148	280,750	206,869
Other businesses and eliminations	(26,139)	(29,470)	(20,821)
Total operating revenues	670,604	680,704	569,968
Operating Expenses
Natural gas and electricity costs	140,008	127,172	100,737
Propane and natural gas costs	76,474	133,334	86,213
Operations	178,437	164,505	148,294
FCG transaction-related expenses	10,355	—	—
Maintenance	20,401	18,176	16,793
Depreciation and amortization	65,501	68,973	62,661
Other taxes	28,625	25,611	24,158
Total operating expenses	519,801	537,771	438,856
Operating Income	150,803	142,933	131,112
Other income, net	1,438	5,051	1,720
Interest charges	36,951	24,356	20,135
Income Before Income Taxes	115,290	123,628	112,697
Income taxes	28,078	33,832	29,231
Net Income	$87,212	$89,796	$83,466

Weighted Average Common Shares Outstanding:
Basic	18,370,758	17,722,227	17,558,078
Diluted	18,434,857	17,804,294	17,633,029
Earnings Per Share of Common Stock:
Basic	$4.75	$5.07	$4.75
Diluted	$4.73	$5.04	$4.73
The accompanying notes are an integral part of the financial statements.
Chesapeake Utilities Corporation 2023 Form 10-K Page 57

Chesapeake Utilities Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
	2023	2022	2021
(in thousands)
Net Income	$87,212	$89,796	$83,466
Other Comprehensive Income (Loss), net of tax:
Employee Benefits, net of tax:
Reclassifications of amortization of prior service credit and actuarial loss, net of tax of $11, $18 and $550, respectively	32	57	1,616
Net (loss) gain, net of tax of $(37), $243, and $93, respectively	(110)	705	262
Cash Flow Hedges, net of tax:
Net (loss) gain on commodity contract cash flow hedges, net of tax of $(501), $(369) and $2,702, respectively	(1,322)	(934)	7,075
Reclassifications of net gain on commodity contract cash flow hedges, net of tax of $(17), $(963) and $(1,838), respectively	(44)	(2,545)	(4,813)
Net gain on interest rate swap cash flow hedges, net of tax of $165, $0, and $0, respectively	473	—	—
Reclassifications of net (gain) loss on interest rate swap cash flow hedges, net of tax of $(135), $12 and $12, respectively	(388)	35	28
Total Other Comprehensive (Loss) Income	(1,359)	(2,682)	4,168
Comprehensive Income	$85,853	$87,114	$87,634
The accompanying notes are an integral part of the financial statements.
Chesapeake Utilities Corporation 2023 Form 10-K     Page 58

Chesapeake Utilities Corporation and Subsidiaries

Consolidated Balance Sheets

	As of December 31,
Assets	2023	2022
(in thousands, except shares and per share data)
Property, Plant and Equipment
Regulated Energy	$2,418,494	$1,802,999
Unregulated Energy	410,807	393,215
Other businesses and eliminations	30,310	29,890
Total property, plant and equipment	2,859,611	2,226,104
Less: Accumulated depreciation and amortization	(516,429)	(462,926)
Plus: Construction work in progress	113,192	47,295
Net property, plant and equipment	2,456,374	1,810,473
Current Assets
Cash and cash equivalents	4,904	6,204
Trade and other receivables	74,485	65,758
Less: Allowance for credit losses	(2,699)	(2,877)
Trade receivables, net	71,786	62,881
Accrued revenue	32,597	29,206
Propane inventory, at average cost	9,313	9,365
Other inventory, at average cost	19,912	16,896
Regulatory assets	19,506	41,439
Storage gas prepayments	4,695	6,364
Income taxes receivable	3,829	2,541
Prepaid expenses	15,407	15,865
Derivative assets, at fair value	1,027	2,787
Other current assets	2,723	428
Total current assets	185,699	193,976
Deferred Charges and Other Assets
Goodwill	508,174	46,213
Other intangible assets, net	16,865	17,859
Investments, at fair value	12,282	10,576
Derivative assets, at fair value	40	982
Operating lease right-of-use assets	12,426	14,421
Regulatory assets	96,396	108,214
Receivables and other deferred charges	16,448	12,323
Total deferred charges and other assets	662,631	210,588
Total Assets	$3,304,704	$2,215,037
The accompanying notes are an integral part of the financial statements.

Chesapeake Utilities Corporation 2023 Form 10-K Page 59

Chesapeake Utilities Corporation and Subsidiaries

Consolidated Balance Sheets

	As of December 31,
Capitalization and Liabilities	2023	2022
(in thousands, except shares and per share data)
Capitalization
Stockholders’ equity
Preferred stock, par value $0.01 per share (authorized 2,000,000 shares), no shares issued and outstanding	$—	$—
Common stock, par value $0.4867 per share (authorized 50,000,000 shares)	10,823	8,635
Additional paid-in capital	749,356	380,036
Retained earnings	488,663	445,509
Accumulated other comprehensive loss	(2,738)	(1,379)
Deferred compensation obligation	9,050	7,060
Treasury stock	(9,050)	(7,060)
Total stockholders’ equity	1,246,104	832,801
Long-term debt, net of current maturities	1,187,075	578,388
Total capitalization	2,433,179	1,411,189
Current Liabilities
Current portion of long-term debt	18,505	21,483
Short-term borrowing	179,853	202,157
Accounts payable	77,481	61,496
Customer deposits and refunds	46,427	37,152
Accrued interest	7,020	3,349
Dividends payable	13,119	9,492
Accrued compensation	16,544	14,660
Regulatory liabilities	13,719	5,031
Derivative liabilities, at fair value	354	585
Other accrued liabilities	13,362	13,618
Total current liabilities	386,384	369,023
Deferred Credits and Other Liabilities
Deferred income taxes	259,082	256,167
Regulatory liabilities	195,279	142,989
Environmental liabilities	2,607	3,272
Other pension and benefit costs	15,330	16,965
Derivative liabilities at fair value	927	1,630
Operating lease - liabilities	10,550	12,392
Deferred investment tax credits and other liabilities	1,366	1,410
Total deferred credits and other liabilities	485,141	434,825
Environmental and other commitments and contingencies (Notes 19 and 20)
Total Capitalization and Liabilities	$3,304,704	$2,215,037
The accompanying notes are an integral part of the financial statements.
Chesapeake Utilities Corporation 2023 Form 10-K     Page 60

Chesapeake Utilities Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2023	2022	2021
(in thousands)
Operating Activities
Net Income	$87,212	$89,796	$83,466
Adjustments to reconcile net income to net operating cash:
Depreciation and amortization	65,501	68,973	62,661
Depreciation and accretion included in operations expenses	11,934	11,044	10,228
Deferred income taxes, net	3,413	23,705	26,658
Realized (loss) on sale of assets/commodity contracts	(824)	(7,532)	(9,026)
Unrealized loss (gain) on investments/commodity contracts	(1,916)	1,817	(1,464)
Employee benefits and compensation	342	(1,111)	(53)
Share-based compensation	7,622	6,438	5,945
Other, net	170	—	—
Changes in assets and liabilities:
Accounts receivable and accrued revenue	2,270	(11,159)	(1,634)
Propane inventory, storage gas and other inventory	293	(7,847)	(9,517)
Regulatory assets/liabilities, net	20,102	(38,671)	(18,464)
Prepaid expenses and other current assets	18,689	9,124	(1,520)
Accounts payable and other accrued liabilities	(16,795)	2,724	8,285
Income taxes receivable	(1,288)	14,919	(4,575)
Customer deposits and refunds	3,928	664	3,176
Accrued compensation	1,462	(1,231)	1,198
Other assets and liabilities, net	1,367	(2,771)	(4,860)
Net cash provided by operating activities	203,482	158,882	150,504
Investing Activities
Property, plant and equipment expenditures	(188,618)	(128,276)	(186,924)
Proceeds from sale of assets	2,926	3,860	1,033
Acquisitions, net of cash acquired	(925,034)	(11,766)	(36,371)
Environmental expenditures	(665)	(266)	(761)
Net cash used in investing activities	(1,111,391)	(136,448)	(223,023)
Financing Activities
Common stock dividends	(40,009)	(35,147)	(31,537)
Issuance of stock for Dividend Reinvestment Plan	(28)	4,534	15,851
Proceeds from issuance of common stock, net of expenses	366,417	—	—
Tax withholding payments related to net settled stock compensation	(2,455)	(2,838)	(1,478)
Change in cash overdrafts due to outstanding checks	(301)	955	(1,154)
Net borrowings (repayments) under line of credit agreements	(22,544)	(20,608)	46,647
Proceeds from issuance of long-term debt	627,011	49,859	59,478
Repayment of long-term debt and finance lease obligation	(21,482)	(17,961)	(13,811)
Net cash provided by (used in) financing activities	906,609	(21,206)	73,996
Net (Decrease) Increase in Cash and Cash Equivalents	(1,300)	1,228	1,477
Cash and Cash Equivalents — Beginning of Period	6,204	4,976	3,499
Cash and Cash Equivalents — End of Period	$4,904	$6,204	$4,976
See Note 7 for Supplemental Cash Flow Disclosures.
The accompanying notes are an integral part of the financial statements.
Chesapeake Utilities Corporation 2023 Form 10-K Page 61

Chesapeake Utilities Corporation and Subsidiaries

Consolidated Statements of Stockholders' Equity

	Common Stock (1)
(in thousands, except shares and per share data)	Number of Shares (2)	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Treasury Stock	Total
Balance at December 31, 2020	17,461,841	$8,499	$348,482	$342,969	$(2,865)	$5,679	$(5,679)	$697,085
Net Income	—	—	—	83,466	—	—	—	83,466
Other comprehensive income	—	—	—	—	4,168	—	—	4,168
Dividends declared ($1.880 per share)	—	—	—	(33,363)	—	—	—	(33,363)
Dividend reinvestment plan (5)	147,256	72	18,176	—	—	—	—	18,248
Share-based compensation and tax benefit (3) (4)	46,313	22	4,504	—	—	—	—	4,526
Treasury stock activities (2)	—	—	—	—	—	1,561	(1,561)	—
Balance at December 31, 2021	17,655,410	8,593	371,162	393,072	1,303	7,240	(7,240)	774,130
Net Income	—	—	—	89,796	—	—	—	89,796
Other comprehensive income	—	—	—	—	(2,682)	—	—	(2,682)
Dividends declared ($2.085 per share)	—	—	—	(37,359)	—	—	—	(37,359)
Issuance under various plans (5)	39,418	19	5,273	—	—	—	—	5,292
Share-based compensation and tax benefit (3) (4)	46,590	23	3,601	—	—	—	—	3,624
Treasury stock activities (2)	—	—	—	—	—	(180)	180	—
Balances at December 31, 2022	17,741,418	8,635	380,036	445,509	(1,379)	7,060	(7,060)	832,801
Net Income	—	—	—	87,212	—	—	—	87,212
Issuance of common stock in connection with acquisition of FCG	4,438,596	2,160	364,257	—	—	—	—	366,417
Other comprehensive loss	—	—	—	—	(1,359)	—	—	(1,359)
Dividends declared ($2.305 per share)	—	—	—	(44,058)	—	—	—	(44,058)
Issuance under various plans (5)	—	—	(26)	—	—	—	—	(26)
Share-based compensation and tax benefit (3) (4)	55,323	28	5,089	—	—	—	—	5,117
Treasury stock activities (2)	—	—	—	—	—	1,990	(1,990)	—
Balances at December 31, 2023	22,235,337	$10,823	$749,356	$488,663	$(2,738)	$9,050	$(9,050)	$1,246,104

(1) 2,000,000 shares of preferred stock at $0.01 par value per share have been authorized. No shares have been issued or are outstanding; accordingly, no information has been included in the Consolidated Statements of Stockholders’ Equity.
(2) Includes 107,623, 108,143 and 116,238 shares at December 31, 2023, 2022 and 2021, respectively, held in a Rabbi Trust related to our Non-Qualified Deferred Compensation Plan.
(3) Includes amounts for shares issued for directors’ compensation.
(4) The shares issued under the SICP are net of shares withheld for employee taxes. For 2023, 2022 and 2021, we withheld 19,859, 21,832 and 14,020 shares, respectively, for taxes.
(5) Includes shares issued under the Retirement Savings Plan, DRIP and/or ATM equity issuances, as applicable.

The accompanying notes are an integral part of the financial statements.
Chesapeake Utilities Corporation 2023 Form 10-K     Page 62

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
Our unregulated energy businesses primarily include: (a) propane operations in the Mid-Atlantic region, North Carolina, South Carolina, and Florida; (b) our unregulated natural gas transmission/supply operation in central and eastern Ohio; (c) our CHP plant in Florida that generates electricity and steam; (d) our subsidiary, based in Florida, that provides CNG, LNG and RNG transportation and pipeline solutions, primarily to utilities and pipelines throughout the United States; and (e) sustainable energy investments including renewable natural gas.
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
Preparing the consolidated financial statements to conform with GAAP requires management to make estimates in measuring assets and liabilities and related revenues and expenses. These estimates involve judgments about various future economic factors that are difficult to predict and are beyond our control; therefore, actual results could differ from these estimates. As additional information becomes available, or actual amounts are determined, recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.
Property, Plant and Equipment
Property, plant and equipment are stated at original cost less accumulated depreciation or fair value, if impaired. Costs include direct labor, materials and third-party construction contractor costs, allowance for funds used during construction ("AFUDC"), and certain indirect costs related to equipment and employees engaged in construction. The costs of repairs and minor replacements are charged to expense as incurred, and the costs of major renewals and improvements are capitalized. Upon retirement or disposition of property within the regulated businesses, the gain or loss, net of salvage value, is charged to accumulated depreciation. Upon retirement or disposition of property owned by the unregulated businesses, the gain or loss, net of salvage value, is charged to income. A summary of property, plant and equipment by classification as of December 31, 2023 and 2022 is provided in the following table:
Chesapeake Utilities Corporation 2023 Form 10-K Page 63

Notes to the Consolidated Financial Statements

	As of December 31,
(in thousands)	2023	2022
Property, plant and equipment
Regulated Energy
Natural gas distribution - Delmarva Peninsula and Florida (1)	$1,486,796	$925,501
Natural gas transmission - Delmarva Peninsula, Pennsylvania, Ohio and Florida	788,185	741,865
Electric distribution	143,513	135,633
Unregulated Energy
Propane operations – Mid-Atlantic, North Carolina, South Carolina and Florida	194,918	185,090
Natural gas transmission and supply – Ohio	134,192	128,620
Electricity and steam generation	37,064	36,886
Mobile CNG and pipeline solutions	40,558	38,543
Sustainable energy investments, including renewable natural gas	4,076	4,076
Other	30,309	29,890
Total property, plant and equipment	2,859,611	2,226,104
Less: Accumulated depreciation and amortization	(516,429)	(462,926)
Plus: Construction work in progress	113,192	47,295
Net property, plant and equipment	$2,456,374	$1,810,473
(1) Includes amounts attributable to the acquisition of FCG. See Note 4 for additional details on the acquisition.
Contributions or Advances in Aid of Construction
Customer contributions or advances in aid of construction reduce property, plant and equipment, unless the amounts are refundable to customers. Contributions or advances may be refundable to customers after a number of years based on the amount of revenues generated from the customers or the duration of the service provided to the customers. Refundable contributions or advances are recorded initially as liabilities. Non-refundable contributions reduce property, plant and equipment at the time of such determination. As of December 31, 2023 and 2022, the non-refundable contributions totaled $4.2 million and $7.6 million, respectively.
AFUDC
Some of the additions to our regulated property, plant and equipment include AFUDC, which represents the estimated cost of funds, from both debt and equity sources, used to finance the construction of major projects. AFUDC is capitalized in the applicable rate base for rate-making purposes when the completed projects are placed in service. During the years ended December 31, 2023, 2022 and 2021, AFUDC was immaterial and was reflected as a reduction of interest charges.
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
Chesapeake Utilities Corporation 2023 Form 10-K     Page 64

Notes to the Consolidated Financial Statements
Jointly-owned Pipelines
Property, plant and equipment for our Florida natural gas transmission operation included $28.4 million of jointly owned assets at December 31, 2023, primarily comprised of the 26-mile Callahan intrastate transmission pipeline in Nassau County, Florida jointly-owned with Seacoast Gas Transmission. Peninsula Pipeline's ownership is 50 percent. Direct expenses for the jointly-owned pipeline are included in operating expenses within our consolidated statements of income. Accumulated depreciation for this pipeline totaled $2.2 million and $1.5 million at December 31, 2023 and 2022, respectively.
Impairment of Long-lived Assets
We periodically evaluate whether events or circumstances have occurred, which indicate that long-lived assets may not be fully recoverable. The determination of whether an impairment has occurred is based on an estimate of undiscounted future cash flows attributable to the asset, compared to the carrying value of the asset. When such events or circumstances are present, we record an impairment loss equal to the excess of the asset's carrying value over its fair value, if any.
Depreciation and Accretion Included in Operations Expenses
We compute depreciation expense for our regulated operations by applying composite, annual rates, as approved by the respective regulatory bodies. Certain components of depreciation and accretion are reported in operations expenses, rather than as depreciation and amortization expense, in the accompanying consolidated statements of income in accordance with industry practice and regulatory requirements. Depreciation and accretion included in operations expenses consists of the accretion of the costs of removal for future retirements of utility assets, vehicle depreciation, computer software and hardware depreciation, and other minor amounts of depreciation expense. For the years ended December 31, 2023, 2022 and 2021, we reported $11.9 million, $11.0 million and $10.2 million, respectively, of depreciation and accretion in operations expenses.
The following table shows the average depreciation rates used for regulated operations during the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
Natural gas distribution – Delmarva Peninsula	2.5%	2.5%	2.5%
Natural gas distribution – Florida (1) (2)	2.2%	2.5%	2.5%
Natural gas transmission – Delmarva Peninsula	2.7%	2.7%	2.7%
Natural gas transmission – Florida	2.4%	2.4%	2.3%
Natural gas transmission – Ohio	5.0%	5.0%	N/A
Electric distribution	2.4%	2.8%	2.8%
(1) Excludes the acquisition of FCG which was completed on November 30, 2023.
(2) Average for 2023 includes the impact of the depreciation study that was approved by the Florida PSC in connection with the natural gas base rate proceeding.
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

Chesapeake Utilities Corporation 2023 Form 10-K Page 65

Notes to the Consolidated Financial Statements
Regulated Operations
We account for our regulated operations in accordance with ASC Topic 980, Regulated Operations, which includes accounting principles for companies whose rates are determined by independent third-party regulators. When setting rates, regulators often make decisions, the economics of which require companies to defer costs or revenues in different periods than may be appropriate for unregulated enterprises. When this situation occurs, a regulated company defers the associated costs as regulatory assets on the balance sheet and records them as expense on the income statement as it collects revenues. Further, regulators can also impose liabilities upon a regulated company, for amounts previously collected from customers and for recovery of costs that are expected to be incurred in the future, as regulatory liabilities. If we were required to terminate the application of these regulatory provisions to our regulated operations, all such deferred amounts would be recognized in our consolidated statement of income at that time, which could have a material impact on our financial position, results of operations and cash flows.
We monitor our regulatory and competitive environments to determine whether the recovery of our regulatory assets continues to be probable. If we determined that recovery of these assets is no longer probable, we would write off the assets against earnings. We believe that the provisions of ASC Topic 980 continue to apply to our regulated operations and that the recovery of our regulatory assets is probable.
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
All of our regulated natural gas and electric distribution operations have fuel cost recovery mechanisms. These mechanisms allow us to adjust billing rates, without further regulatory approvals, to reflect changes in the cost of purchased fuel. Differences between the cost of fuel purchased and delivered are deferred and accounted for as either unrecovered fuel cost or amounts payable to customers. Generally, these deferred amounts are recovered or refunded within one year.
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
Chesapeake Utilities Corporation 2023 Form 10-K     Page 66

Notes to the Consolidated Financial Statements
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
When determining estimated credit losses, we analyze the balance of our trade receivables based on the underlying line of business. This includes an examination of trade receivables from our energy distribution, energy transmission, energy delivery services and propane operations businesses. Our energy distribution business consists of all our regulated distribution utility (natural gas and electric) operations on the Delmarva Peninsula and in Florida. These business units have the ability to recover their costs through the rate-making process, which can include consideration for amounts historically written off to be included in rate base. Therefore, they possess a mechanism to recover credit losses which we believe reduces their exposure to credit risk. Our energy transmission and energy delivery services business units consist of our natural gas pipelines and our mobile CNG delivery operations. The majority of customers served by these business units are regulated distribution utilities who also have the ability to recover their costs. We believe this cost recovery mechanism significantly reduces the amount of credit risk associated with these customers. Our propane operations are unregulated and do not have the same ability to recover their costs as our regulated operations. However, historically our propane operations have not had material write offs relative to the amount of revenues generated.
Chesapeake Utilities Corporation 2023 Form 10-K Page 67

Notes to the Consolidated Financial Statements
Our estimate of expected credit losses reflects our anticipated losses associated with our trade receivables as a result of non-payment from our customers beginning the day the trade receivable is established. We believe the risk of loss associated with trade receivables classified as current presents the least amount of credit exposure risk and therefore, we assign a lower estimate to our current trade receivables. As our trade receivables age outside of their expected due date, our estimate increases. Our allowance for credit losses relative to the balance of our trade receivables has historically been immaterial as a result of on time payment activity from our customers. The table below illustrates the changes in the balance of our allowance for expected credit losses for the year ended December 31, 2023:

(in thousands)
Balance at December 31, 2022	$2,877
Additions:
Provision for credit losses	2,340
Recoveries	166
Deductions:
Write offs	(2,684)
Balance at December 31, 2023	$2,699
Inventories
We use the average cost method to value propane, materials and supplies, and other merchandise inventory. If market prices drop below cost, inventory balances that are subject to price risk are adjusted to their net realizable value. There were no lower-of-cost-or-net realizable value adjustment for the years ended December 31, 2023, 2022 or 2021.
Goodwill and Other Intangible Assets
Goodwill is not amortized but is tested for impairment at least annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We generally use a present value technique based on discounted cash flows to estimate the fair value of our reporting units. An impairment charge is recognized if the carrying value of a reporting unit’s goodwill exceeds its fair value. There were no goodwill impairments recognized during the years ended December 31, 2023, 2022 and 2021. Other intangible assets are amortized on a straight-line basis over their estimated economic useful lives.
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
See Note 18, Rates and Other Regulatory Activities, for information related to FCG's reserve surplus amortization mechanism ("RSAM") that was approved as part of its rate case effective as of May 1, 2023.

Pension and Other Postretirement Plans
Chesapeake Utilities Corporation 2023 Form 10-K     Page 68

Notes to the Consolidated Financial Statements
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
We estimate the health care cost trend rates used in determining our postretirement expense based upon actual health care cost experience, the effects of recently enacted legislation and general economic conditions. Our assumed rate of retirement is estimated based upon our annual reviews of participant census information as of the measurement date.
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
Financial Instruments
We utilize financial instruments to mitigate commodity price risk associated with fluctuations of natural gas, electricity and propane and to mitigate interest rate risk. Our propane operations enter into derivative transactions, such as swaps, put options and call options in order to mitigate the impact of wholesale price fluctuations on inventory valuation and future purchase commitments. These transactions may be designated as fair value hedges or cash flow hedges, if they meet all of the accounting requirements pursuant to ASC Topic 815, Derivatives and Hedging, and we elect to designate the instruments as hedges. If designated as a fair value hedge, the value of the hedging instrument, such as a swap, future, or put option, is recorded at fair value, with the effective portion of the gain or loss of the hedging instrument effectively reducing or increasing the value of the hedged item. If designated as a cash flow hedge, the value of the hedging instrument, such as a swap or call option, is recorded at fair value with the effective portion of the gain or loss of the hedging instrument being initially recorded in accumulated other comprehensive income (loss) and reclassified to earnings when the associated hedged transaction settles. The ineffective portion of the gain or loss of a hedge is immediately recorded in earnings. If the instrument is not designated as a fair value or cash flow hedge, or it does not meet the accounting requirements of a hedge under ASC Topic 815, Derivatives and Hedging, it is recorded at fair value with all gains or losses being recorded directly in earnings.
Our natural gas, electric and propane operations enter into agreements with suppliers to purchase natural gas, electricity, and propane for resale to our respective customers. Purchases under these contracts, as well as distribution and sales agreements
Chesapeake Utilities Corporation 2023 Form 10-K Page 69

Notes to the Consolidated Financial Statements
with counterparties or customers, either do not meet the definition of a derivative, or qualify for “normal purchases and normal sales” treatment under ASC Topic 815 and are accounted for on an accrual basis.
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

Recent Accounting Standards Yet to be Adopted
Segment Reporting (ASC 280) - In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segments Disclosures, which modifies required disclosures about a public entity’s reportable segments and addresses requests from investors for more detailed information about a reportable segment’s expenses and a more comprehensive reconciliation of each segment's reported profit or loss. ASU 2023-07 will be effective for our annual financial statements beginning January 1, 2024 and our interim financial statements beginning January 1, 2025. ASU 2023-07 only impacts disclosures, and as a result, will not have a material impact on our financial position or results of operations.

Income Taxes (ASC 740) - In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which modifies required income tax disclosures primarily related to an entity's rate reconciliation and information pertaining to income taxes paid. These enhancements have been made to address requests from investors related to transparency and usefulness of income tax disclosures. ASU 2023-09 will be effective for our annual financial statements beginning January 1, 2024. ASU 2023-09 only impacts disclosures, and as a result, will not have a material impact on our financial position or results of operations.

3. EARNINGS PER SHARE

The following table presents the calculation of our basic and diluted earnings per share:

	For the Year Ended December 31,
	2023	2022	2021
(in thousands, except shares and per share data)
Calculation of Basic Earnings Per Share:
Net Income	$87,212	$89,796	$83,466
Weighted average shares outstanding (1)	18,370,758	17,722,227	17,558,078
Basic Earnings Per Share	$4.75	$5.07	$4.75

Calculation of Diluted Earnings Per Share:
Reconciliation of Denominator:
Weighted average shares outstanding — Basic (1)	18,370,758	17,722,227	17,558,078
Effect of dilutive securities — Share-based compensation	64,099	82,067	74,951
Adjusted denominator — Diluted (1)	18,434,857	17,804,294	17,633,029
Diluted Earnings Per Share	$4.73	$5.04	$4.73
(1) 2023 weighted average shares reflect the impact of 4.4 million common shares issued in November 2023 in connection with the acquisition of FCG. See Notes 4 and 15 for additional details on the acquisition and related equity offering.
4. ACQUISITIONS

Acquisition of Florida City Gas
On November 30, 2023, we completed the acquisition of FCG for $923.4 million in cash, including working capital adjustments as defined in the agreement, pursuant to the previously disclosed stock purchase agreement with Florida Power & Light Company. Upon completion of the acquisition, FCG became a wholly-owned subsidiary of the Company and is included within our Regulated Energy segment.

Chesapeake Utilities Corporation 2023 Form 10-K     Page 70

Notes to the Consolidated Financial Statements
FCG, a regulated utility, serves approximately 120,000 residential and commercial natural gas customers across eight counties in Florida, including Miami-Dade, Broward, Brevard, Palm Beach, Hendry, Martin, St. Lucie and Indian River. Its natural gas system includes approximately 3,800 miles of distribution main and 80 miles of transmission pipe.

The purchase price of the acquisition was funded with $366.4 million of net proceeds from the issuance of 4.4 million shares of our common stock, the issuance of approximately $550.0 million principal amount of uncollateralized senior notes, and borrowings under the Company's Revolver. See Note 12, Long-Term Debt, and Note 15, Stockholders' Equity, for additional details on these financing activities.

We accounted for the acquisition of FCG using the acquisition method. At December 31, 2023, the allocation of the purchase price remains preliminary pending finalizing of certain working capital balances. As such, the fair value measurements presented below are subject to change within the measurement period not to exceed one year from the date of the acquisition. As FCG is a regulated utility, the measurement of the fair value of most of the assets acquired and liabilities assumed were determined using the predecessor’s carrying value. In certain other instances where assets and liabilities are not subject to regulation, we determined the fair value in accordance with the principles of ASC Topic 820, Fair Value Measurements.

The excess of the purchase price for FCG over the fair value of the assets acquired and liabilities assumed has been reflected as goodwill within the Regulated Energy segment. Goodwill resulting from the acquisition is largely attributable to expansion opportunities provided within our existing regulated operations in Florida, including planned customer growth and growth in rate base through continued investment in our utility infrastructure, as well as natural gas transmission infrastructure supporting the distribution operations. The goodwill recognized in connection with the acquisition of FCG will be deductible for income tax purposes.

The components of the preliminary purchase price allocation are as follows:

(in thousands)
Assets acquired:	Acquisition Date Fair Value
Cash	$2,270
Accounts receivable, net	14,396
Regulatory assets - current	2,983
Other current assets	2,707
Property, plant and equipment	453,845
Goodwill	461,193
Regulatory assets - non-current	3,381
Other deferred charges and other assets,	18,309
Total assets acquired	959,084

Liabilities assumed:
Current liabilities	(20,954)
Regulatory liabilities	(14,137)
Other deferred credits and other liabilities	(548)
Total liabilities assumed	(35,639)

Net purchase price	$923,445

Direct transaction costs of $10.4 million associated with the FCG acquisition are reflected in “FCG transaction-related expenses” on our consolidated statement of income for the year ended December 31, 2023. In addition, interest charges include $4.1 million related to fees and expenses associated with the Bridge Facility, which was terminated without any funds drawn, for the year ended December 31, 2023. Other transaction costs of $15.9 million related primarily to the debt and equity financings executed in connection with the acquisition have been deferred on the consolidated balance sheet or recorded in equity as an offset to proceeds received, as appropriate.

For the period from the acquisition date through December 31, 2023, the Company’s consolidated results include $12.1 million of operating revenue and a $3.3 million net loss attributable to FCG which includes $7.5 million of the transaction-related expenses described above. For additional information on FCG's results, see discussion under Item 7, Management's Discussion
Chesapeake Utilities Corporation 2023 Form 10-K Page 71

Notes to the Consolidated Financial Statements
and Analysis of Financial Condition and Results of Operations. The following unaudited financial information reflects our pro forma operating revenues and net income assuming the FCG acquisition had occurred on January 1, 2022. The unaudited pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have been achieved or the future results of operations of FCG.

For the Year Ended December 31,
	2023	2022
(in thousands)
Operating Revenue	$786,473	$798,355
Net Income	$85,398	$81,508

Acquisition of J.T. Lee and Son's
In December 2023, Sharp acquired the propane operating assets of J.T. Lee and Son's in Cape Fear, North Carolina for $3.9 million. In connection with this acquisition, we recorded a $0.3 million liability which is subject to the seller's adherence to various provisions contained in the purchase agreement through the first anniversary of the transaction closing. Through this acquisition, we expanded our operating footprint further in North Carolina, where customers are served by Sharp Energy’s Diversified Energy division. Sharp added approximately 3,000 customers and distribution of approximately 800,000 gallons of propane annually. The transaction also includes a bulk plant with 60,000 gallons of propane storage, enabling the Company to realize efficiencies with additional storage capacity and overlapping delivery territories.

In connection with this acquisition, we recorded $2.7 million in property plant and equipment, $0.9 million in goodwill, $0.2 million in working capital, and less than $0.1 million in intangible assets associated primarily with non-compete agreements, all of which are deductible for income tax purposes. The amounts recorded in conjunction with the acquisition are preliminary, and subject to adjustment based on contractual provisions and finalization prior to the first anniversary of the transaction closing. The financial results associated with this acquisition are included within our propane distribution operations within our Unregulated Energy segment. The operating revenues and net income of this acquisition were not material to our consolidated results for the year ended December 31, 2023.

Acquisition of Planet Found Energy Development
In October 2022, we acquired Planet Found Energy Development, LLC ("Planet Found") for $9.5 million. In connection with this acquisition, we recorded a $0.9 million liability which was released after the first anniversary of the transaction closing. We accounted for this acquisition as a business combination within our Unregulated Energy segment beginning in the fourth quarter of 2022. Planet Found's farm scale anaerobic digestion pilot system and technology produces biogas from 1200 tons of poultry litter annually. The transaction accelerated our efforts in converting poultry waste to renewable, sustainable energy while simultaneously improving the local environments in our service territories.

In connection with this acquisition, we recorded $4.4 million in intangible assets associated primarily with intellectual property and non-compete agreements, $4.0 million in property plant and equipment, $1.1 million in goodwill, and less than $0.1 million in working capital, all of which are deductible for income tax purposes. The operating revenues and net income of Planet Found were not material to our consolidated results for the years ended December 31, 2023 and 2022.

Acquisition of Davenport Energy
In June 2022, Sharp acquired the propane operating assets of Davenport Energy's Siler City, North Carolina propane division for approximately $2.0 million. Through this acquisition, the Company expanded its operating footprint further into North Carolina, where customers are served by Sharp Energy’s Diversified Energy division. Sharp added approximately 850 customers, and expected distribution of approximately 0.4 million gallons of propane annually. We recorded $1.5 million in property plant and equipment, $0.5 million in goodwill, and immaterial amounts associated with customer relationships and non-compete agreements, all of which are deductible for income tax purposes. The financial results associated with this acquisition are included within the Company's propane distribution operations within its Unregulated Energy segment. The operating revenues and net income of Davenport Energy were not material to our consolidated results for the years ended December 31, 2023 and 2022.

5. REVENUE RECOGNITION
We recognize revenue when our performance obligations under contracts with customers have been satisfied, which generally occurs when our businesses have delivered or transported natural gas, electricity or propane to customers. We exclude sales
Chesapeake Utilities Corporation 2023 Form 10-K     Page 72

Notes to the Consolidated Financial Statements
taxes and other similar taxes from the transaction price. Typically, our customers pay for the goods and/or services we provide in the month following the satisfaction of our performance obligation. The following table displays revenue by major source based on product and service type for the years ended December 31, 2023, 2022 and 2021:

	For the year ended December 31, 2023
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Energy distribution
Delaware natural gas division	$83,882	$—	$—	$83,882
Florida Natural Gas distribution (1)	168,360	—	—	168,360
Florida City Gas (2)	12,073	—	—	12,073
FPU electric distribution	99,474	—	—	99,474
Maryland natural gas division	28,092	—	—	28,092
Sandpiper natural gas/propane operations	20,185	—	—	20,185
Elkton Gas	8,814	—	—	8,814
Total energy distribution	420,880	—	—	420,880

Energy transmission
Aspire Energy	—	37,139	—	37,139
Aspire Energy Express	1,478	—	—	1,478
Eastern Shore	79,923	—	—	79,923
Peninsula Pipeline	30,400	—	—	30,400
Total energy transmission	111,801	37,139	—	148,940

Energy generation
Eight Flags	—	19,207	—	19,207

Propane operations
Propane distribution operations	—	154,748	—	154,748

Compressed Natural Gas Services
Marlin Gas Services	—	12,300	—	12,300

Other and eliminations
Eliminations	(59,086)	(246)	(26,321)	(85,653)
Other	—	—	182	182
Total other and eliminations	(59,086)	(246)	(26,139)	(85,471)

Total operating revenues (3)	$473,595	$223,148	$(26,139)	$670,604

(1) In accordance with the Florida PSC approval of our natural gas base rate proceeding, effective March 1, 2023, our natural gas distribution businesses in Florida (FPU, FPU-Indiantown division, FPU-Fort Meade division and Chesapeake Utilities' CFG division) have been consolidated and amounts above are now being presented on a consolidated basis consistent with the final rate order.
(2) Operating revenues for FCG include amounts from the acquisition date through December 31, 2023. For additional information on FCG's results, see Note 4, Acquisitions, and discussion under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.
(3) Total operating revenues for the year ended December 31, 2023, include other revenue (revenues from sources other than contracts with customers) of $1.2 million and $0.4 million for our Regulated and Unregulated Energy segments, respectively. The sources of other revenues include revenue from alternative revenue programs related to revenue normalization for Maryland division and Sandpiper and late fees.
Chesapeake Utilities Corporation 2023 Form 10-K Page 73

Notes to the Consolidated Financial Statements

	For the year ended December 31, 2022
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Energy distribution
Delaware natural gas division	$82,176	$—	$—	$82,176
Florida Natural Gas distribution (1)	155,870	—	—	155,870
FPU electric distribution	81,714	—	—	81,714
Maryland natural gas division	26,607	—	—	26,607
Sandpiper natural gas/propane operations	21,278	—	—	21,278
Elkton Gas	9,198	—	—	9,198
Total energy distribution	376,843	—	—	376,843

Energy transmission
Aspire Energy	—	56,225	—	56,225
Aspire Energy Express	1,377	—	—	1,377
Eastern Shore	78,624	—	—	78,624
Peninsula Pipeline	27,263	—	—	27,263
Total energy transmission	107,264	56,225	—	163,489

Energy generation
Eight Flags	—	25,318	—	25,318

Propane operations
Propane distribution operations	—	188,412	—	188,412

Compressed Natural Gas Services
Marlin Gas Services	—	11,159	—	11,159

Other and eliminations
Eliminations	(54,683)	(364)	(29,778)	(84,825)
Other	—	—	308	308
Total other and eliminations	(54,683)	(364)	(29,470)	(84,517)

Total operating revenues (2)	$429,424	$280,750	$(29,470)	$680,704

(1) In accordance with the Florida PSC approval of our natural gas base rate proceeding, effective March 1, 2023, our natural gas distribution businesses in Florida (FPU, FPU-Indiantown division, FPU-Fort Meade division and Chesapeake Utilities' CFG division) have been consolidated and amounts above are now being presented on a consolidated basis consistent with the final rate order.
(2) Total operating revenues for the year ended December 31, 2022, include other revenue (revenues from sources other than contracts with customers) of $0.5 million and $0.4 million for our Regulated and Unregulated Energy segments, respectively. The sources of other revenues include revenue from alternative revenue programs related to revenue normalization for Maryland division and Sandpiper and late fees.

Chesapeake Utilities Corporation 2023 Form 10-K     Page 74

Notes to the Consolidated Financial Statements

	For the year ended December 31, 2021
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Energy distribution
Delaware natural gas division	$71,195	$—	$—	$71,195
Florida Natural Gas distribution (1)	134,609	—	—	134,609
FPU electric distribution	78,300	—	—	78,300
Maryland natural gas division	22,449	—	—	22,449
Sandpiper natural gas/propane operations	20,746	—	—	20,746
Elkton Gas	7,105	—	—	7,105
Total energy distribution	334,404	—	—	334,404

Energy transmission
Aspire Energy	—	38,163	—	38,163
Aspire Energy Express	187	—	—	187
Eastern Shore	76,911	—	—	76,911
Peninsula Pipeline	26,630	—	—	26,630
Total energy transmission	103,728	38,163	—	141,891

Energy generation
Eight Flags	—	18,652	—	18,652

Propane operations
Propane distribution operations	—	142,082	—	142,082

Compressed Natural Gas Services
Marlin Gas Services	—	8,315	—	8,315

Other and eliminations
Eliminations	(54,212)	(343)	(21,348)	(75,903)
Other	—	—	527	527
Total other and eliminations	(54,212)	(343)	(20,821)	(75,376)

Total operating revenues (2)	$383,920	$206,869	$(20,821)	$569,968
(1) In accordance with the Florida PSC approval of our natural gas base rate proceeding, effective March 1, 2023, our natural gas distribution businesses in Florida (FPU, FPU-Indiantown division, FPU-Fort Meade division and Chesapeake Utilities' CFG division) have been consolidated and amounts above are now being presented on a consolidated basis consistent with the final rate order.
(2) Total operating revenues for the year ended December 31, 2021, include other revenue (revenues from sources other than contracts with customers) of $0.2 million and $0.4 million for our Regulated and Unregulated Energy segments, respectively. The sources of other revenues include revenue from alternative revenue programs related to revenue normalization for Maryland division and Sandpiper and late fees.
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

Chesapeake Utilities Corporation 2023 Form 10-K Page 75

Notes to the Consolidated Financial Statements
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

Chesapeake Utilities Corporation 2023 Form 10-K     Page 76

Notes to the Consolidated Financial Statements
Contract balances
The timing of revenue recognition, customer billings and cash collections results in trade receivables, unbilled receivables (contract assets), and customer advances (contract liabilities) in our consolidated balance sheets. The balances of our trade receivables, contract assets, and contract liabilities as of December 31, 2023 and 2022 were as follows:

	Trade Receivables	Contract Assets (Current)	Contract Assets (Noncurrent)	Contract Liabilities (Current)
(in thousands)
Balance at 12/31/2022	$61,687	$18	$4,321	$983
Balance at 12/31/2023	67,741	18	3,524	1,022
Increase (decrease)	$6,054	$—	$(797)	$39

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

At times, we receive advances or deposits from our customers before we satisfy our performance obligation, resulting in contract liabilities. Contract liabilities are included in other accrued liabilities in the consolidated balance sheets and relate to non-refundable prepaid fixed fees for our propane distribution operation's retail offerings. Our performance obligation is satisfied over the term of the respective retail offering plan on a ratable basis. For the years ended December 31, 2023 and 2022, the amounts recognized in revenue were not material.

Remaining performance obligations
Our businesses have long-term fixed fee contracts with customers in which revenues are recognized when performance obligations are satisfied over the contract term. Revenue for these businesses for the remaining performance obligations at December 31, 2023 are expected to be recognized as follows:

(in thousands)	2024	2025	2026	2027	2028	2029 and thereafter
Eastern Shore and Peninsula Pipeline	$36,657	$30,330	$26,547	$23,433	$22,559	$149,124
Natural gas distribution operations	9,680	9,216	8,501	6,472	5,252	28,428
FPU electric distribution	652	275	275	275	275	—
Total revenue contracts with remaining performance obligations	$46,989	$39,821	$35,323	$30,180	$28,086	$177,552

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
•Unregulated Energy. Includes energy transmission, energy generation (the operations of our Eight Flags' CHP plant), propane distribution operations, mobile compressed natural gas distribution and pipeline solutions operations, and sustainable energy investments including renewable natural gas. Also included in this segment are other unregulated energy services, such as energy-related merchandise sales and heating, ventilation and air conditioning, plumbing and electrical services. These operations are unregulated as to their rates and services.
Chesapeake Utilities Corporation 2023 Form 10-K Page 77

Notes to the Consolidated Financial Statements
The remainder of our operations are presented as “Other businesses and eliminations,” which consists of unregulated subsidiaries that own real estate leased to Chesapeake Utilities, as well as certain corporate costs not allocated to other operations.

The following tables present information about our reportable segments:

	For the Year Ended December 31,
	2023	2022	2021
(in thousands)
Operating Revenues, Unaffiliated Customers
Regulated Energy	$471,591	$422,894	$381,879
Unregulated Energy	199,013	257,810	188,089
Total operating revenues, unaffiliated customers	$670,604	$680,704	$569,968
Intersegment Revenues (1)
Regulated Energy	$2,004	$6,530	$2,041
Unregulated Energy	24,135	22,940	18,780
Other businesses	182	308	527
Total intersegment revenues	$26,321	$29,778	$21,348
Operating Income
Regulated Energy	$126,199	$115,317	$106,174
Unregulated Energy	24,426	27,350	24,427
Other businesses and eliminations	178	266	511
Operating Income	150,803	142,933	131,112
Other income, net	1,438	5,051	1,720
Interest charges	36,951	24,356	20,135
Income before Income Taxes	115,290	123,628	112,697
Income Taxes	28,078	33,832	29,231
Net Income	$87,212	$89,796	$83,466
Depreciation and Amortization
Regulated Energy (2)	$48,162	$52,707	$48,748
Unregulated Energy	17,347	16,257	13,869
Other businesses and eliminations	(8)	9	44
Total depreciation and amortization	$65,501	$68,973	$62,661
Capital Expenditures
Regulated Energy (3)	$1,095,871	$97,554	$139,733
Unregulated Energy	40,264	40,773	81,651
Other businesses	1,762	2,355	6,425
Total capital expenditures	$1,137,897	$140,682	$227,809
     (1) All significant intersegment revenues are billed at market rates and have been eliminated from consolidated revenues.
 (2) Depreciation and amortization in 2023 includes a $5.1 million RSAM adjustment. See Note 18 for additional details.
 (3) Capital expenditures in 2023 include our acquisition of FCG for $923.4 million. See Note 4 for additional details.

	As of December 31,
(in thousands)	2023	2022
Identifiable Assets
Regulated Energy segment	$2,781,581	$1,716,255
Unregulated Energy segment	477,402	463,239
Other businesses and eliminations	45,721	35,543
Total identifiable assets	$3,304,704	$2,215,037

Chesapeake Utilities Corporation 2023 Form 10-K     Page 78

Notes to the Consolidated Financial Statements
7. SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest and income taxes during the years ended December 31, 2023, 2022 and 2021 were as follows:

	For the Year Ended December 31,
	2023	2022	2021
(in thousands)
Cash paid for interest	$30,525	$24,267	$20,809
Cash (received) paid for income taxes, net of refunds	$21,920	$(4,963)	$8,395
Non-cash investing and financing activities during the years ended December 31, 2023, 2022, and 2021 were as follows:

	For the Year Ended December 31,
	2023	2022	2021
(in thousands)
Capital property and equipment acquired on account, but not paid for as of December 31,	$33,334	$13,211	$16,164
Common stock issued for the Retirement Savings Plan	$—	$—	$1,712
Common stock issued under the SICP	$3,740	$2,868	$2,834

8. DERIVATIVE INSTRUMENTS

We use derivative and non-derivative contracts to manage risks related to obtaining adequate supplies and the price fluctuations of natural gas, electricity and propane and to mitigate interest rate risk. Our natural gas, electric and propane distribution operations have entered into agreements with suppliers to purchase natural gas, electricity and propane for resale to our customers. Our natural gas gathering and transmission company has entered into contracts with producers to secure natural gas to meet its obligations. Purchases under these contracts typically either do not meet the definition of derivatives or are considered “normal purchases and normal sales” and are accounted for on an accrual basis. Our propane distribution operations may also enter into fair value hedges of their inventory or cash flow hedges of their future purchase commitments in order to mitigate the impact of wholesale price fluctuations. Occasionally, we may enter into interest rate swap agreements to mitigate risk associated with changes in short-term borrowing rates. As of December 31, 2023 and 2022, our natural gas and electric distribution operations did not have any outstanding derivative contracts.

Volume of Derivative Activity
As of December 31, 2023, the volume of our open commodity derivative contracts were as follows:

Business unit	Commodity	Contract Type	Quantity hedged (in millions)	Designation	Longest expiration date of hedge
Sharp	Propane (gallons)	Purchases	18.1	Cash flow hedges	June 2026
Sharp	Propane (gallons)	Sales	3.2	Cash flow hedges	March 2024
Sharp entered into futures and swap agreements to mitigate the risk of fluctuations in wholesale propane index prices associated with the propane volumes expected to be purchased and/or sold during the heating season. Under the futures and swap agreements, Sharp will receive or pay the difference between (i) the index prices (Mont Belvieu prices in December 2023 through June 2026) and (ii) the per gallon propane contracted prices, to the extent the index prices deviate from the contracted prices. We designated and accounted for the propane swaps as cash flows hedges. The change in the fair value of the swap agreements is initially recorded as a component of accumulated other comprehensive income (loss) and later recognized in our consolidated statement of income in the same period and in the same line item as the hedged transaction. We expect to reclassify approximately $0.3 million of unrealized losses from accumulated other comprehensive income (loss) to earnings during the next 12-month period.
Interest Rate Swap Activities

We manage interest rate risk by entering into derivative contracts to hedge the variability in cash flows attributable to changes in the short-term borrowing rates. In September 2022, we entered into an interest rate swap with a notional amount of $50.0 million through September 2025, with pricing of 3.98 percent.
Chesapeake Utilities Corporation 2023 Form 10-K Page 79

Notes to the Consolidated Financial Statements
In February 2021, we entered into an interest rate swap with a notional amount of $40.0 million through December 2021 with pricing of 0.17 percent. In the fourth quarter of 2020, we entered into interest rate swaps with notional amounts totaling $60.0 million through December 2021 with pricing of approximately 0.20 percent for the period associated with our outstanding borrowing under the Revolver.

In August 2022, we amended and restated the Revolver and transitioned the benchmark interest rate to the 30-day SOFR as a result of the expiration of LIBOR. Accordingly, our current interest rate swap is cash settled monthly as the counter-party pays us the 30-day SOFR rate less the fixed rate. Prior to August 2022, our short-term borrowing interest rate was based on the 30-day LIBOR rate. Our pre-2022 interest rate swaps were cash settled monthly as the counter-party paid us the 30-day LIBOR rate less the fixed rate.

We designate and account for interest rate swaps as cash flows hedges. Accordingly, unrealized gains and losses associated with the interest rate swaps are initially recorded as a component of accumulated other comprehensive income (loss). As the interest rate swap settles each month, the realized gain or loss is recorded in the income statement and is recognized as a component of interest charges.

Broker Margin

Futures exchanges have contract specific margin requirements that require the posting of cash or cash equivalents relating to traded contracts. Margin requirements consist of initial margin that is posted upon the initiation of a position, maintenance margin that is usually expressed as a percent of initial margin, and variation margin that fluctuates based on the daily mark-to-market relative to maintenance margin requirements. We currently maintain a broker margin account for Sharp included within other current assets on the consolidated balance sheet with a balance of $2.1 million as of December 31, 2023 compared to a current liability of $0.1 million at December 31, 2022.
Financial Statements Presentation

The following tables present information about the fair value and related gains and losses of our derivative contracts. We did not have any derivative contracts with a credit-risk-related contingency. Fair values of the derivative contracts recorded in the consolidated balance sheets as of December 31, 2023 and 2022 are as follows:

	Derivative Assets
		Fair Value as of
(in thousands)	Balance Sheet Location	December 31, 2023	December 31, 2022
Derivatives designated as cash flow hedges
Propane swap agreements	Derivative assets, at fair value (1)	$702	$3,317
Interest rate swap agreements	Derivative assets, at fair value (1)	365	452
Total Derivative Assets		$1,067	$3,769
 (1) Derivative assets, at fair value include $1.0 million and $2.8 million in current assets in the consolidated balance sheet at December 31, 2023 and 2022, respectively, with the remainder of the balance classified as long-term.

	Derivative Liabilities
		Fair Value as of
(in thousands)	Balance Sheet Location	December 31, 2023	December 31, 2022
Derivatives designated as cash flow hedges
Propane swap agreements	Derivative liabilities, at fair value (1)	$1,078	$1,810
Interest rate swap agreements	Derivative liabilities, at fair value (1)	203	405
Total Derivative Liabilities		$1,281	$2,215
(1) Derivative liabilities, at fair value include $0.4 million and $0.6 million in current liabilities in the consolidated balance sheet at December 31, 2023 and 2022, respectively, with the remainder of the balance classified as long-term.
Chesapeake Utilities Corporation 2023 Form 10-K     Page 80

Notes to the Consolidated Financial Statements
The effects of gains and losses from derivative instruments and their location in the consolidated statements of income are as follows:

	Amount of Gain (Loss) on Derivatives:
	Location of Gain (Loss) on Derivatives	For the Year Ended December 31,
(in thousands)		2023	2022	2021
Derivatives not designated as hedging instruments
Propane swap agreements	Propane and natural gas costs	$—	$56	$(1)
Derivatives designated as fair value hedges
Put/Call option	Propane and natural gas costs	—	—	(24)
Derivatives designated as cash flow hedges
Propane swap agreements	Revenues	1,221	(373)	(536)
Propane swap agreements	Propane and natural gas costs	(1,160)	3,881	7,187
Interest rate swap agreements	Interest expense	523	(47)	(40)
Total		$584	$3,517	$6,586

9. FAIR VALUE OF FINANCIAL INSTRUMENTS
GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The three levels of the fair value hierarchy are as follows:

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

Level 3	Prices or valuation techniques requiring inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity)	Investments - guaranteed income fund - The fair values of these investments are recorded at the contract value, which approximates their fair value.
Chesapeake Utilities Corporation 2023 Form 10-K Page 81

Notes to the Consolidated Financial Statements

Financial Assets and Liabilities Measured at Fair Value
The following tables summarize our financial assets and liabilities that are measured at fair value on a recurring basis and the fair value measurements, by level, within the fair value hierarchy as of December 31, 2023 and 2022, respectively:

		Fair Value Measurements Using:
As of December 31, 2023	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Assets:
Investments—equity securities	$21	$21	$—	$—
Investments—guaranteed income fund	1,489	—	—	1,489
Investments—mutual funds and other	10,772	10,772	—	—
Total investments	12,282	10,793	—	1,489
Derivative assets	1,067	—	1,067	—
Total assets	$13,349	$10,793	$1,067	$1,489
Liabilities:
Derivative liabilities	$1,281	$—	$1,281	$—

		Fair Value Measurements Using:
As of December 31, 2022	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Assets:
Investments—equity securities	$24	$24	$—	$—
Investments—guaranteed income fund	1,853	—	—	1,853
Investments—mutual funds and other	8,699	8,699	—	—
Total investments	10,576	8,723	—	1,853
Derivative assets	3,769	—	3,769	—
Total assets	$14,345	$8,723	$3,769	$1,853
Liabilities:
Derivative liabilities	$2,215	$—	$2,215	$—

The changes in the fair value of our Level 3 investments for the years ended December 31, 2023 and 2022 were immaterial. Investment income from our Level 3 investments is reflected in other income (expense), net in the consolidated statements of income.
At December 31, 2023 and 2022, there were no non-financial assets or liabilities required to be reported at fair value. We review our non-financial assets for impairment at least on an annual basis, as required.
Other Financial Assets and Liabilities
Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable, other accrued liabilities and short-term debt. The fair value of cash and cash equivalents is measured using the comparable value in the active market (Level 1 measurement). The fair value of short-term debt approximates the carrying value due to its near-term maturities and because interest rates approximate current market rates (Level 2 measurement).
Chesapeake Utilities Corporation 2023 Form 10-K     Page 82

Notes to the Consolidated Financial Statements
At December 31, 2023, long-term debt, which includes the current maturities but excludes debt issuance cost, had a carrying value of $1.2 billion, compared to the estimated fair value of $1.2 billion. At December 31, 2022, long-term debt, which includes the current maturities and excludes debt issuance costs, had a carrying value of $600.8 million, compared to a fair value of $505.0 million. The fair value was calculated using a discounted cash flow methodology that incorporates a market interest rate based on published corporate borrowing rates for debt instruments with similar terms and average maturities, and with adjustments for duration, optionality, and risk profile. The valuation technique used to estimate the fair value of long-term debt would be considered a Level 2 measurement.
See Note 16, Employee Benefit Plans, for fair value measurement information related to our pension plan assets.

10. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying value of goodwill as of December 31, 2023 and 2022 was as follows:

(in thousands)	Regulated Energy	Unregulated Energy	Total Goodwill
Balance at December 31, 2022	$7,689	$38,524	$46,213
Additions (1)	461,025	936	461,961
Balance at December 31, 2023	$468,714	$39,460	$508,174
(1) 2023 additions primarily attributable to goodwill from the November 2023 acquisition of FCG. See Note 4 for additional details.

There were no goodwill impairments recognized during the three-year period ended December 31, 2023.

The carrying value and accumulated amortization of intangible assets subject to amortization as of December 31, 2023 and 2022 was as follows:

	As of December 31,
	2023		2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$17,004	$7,146	$16,965	$6,131
Non-Compete agreements	3,125	1,855	3,105	1,411
Patents (1)	6,558	859	5,819	533
Other	270	232	270	225
Total	$26,957	$10,092	$26,159	$8,300
(1) Includes amounts related to patented technology developed by Marlin Gas Services and the acquisition of Planet Found.

The customer relationships, non-compete agreements, patents and other intangible assets acquired in the purchases of the operating assets of several companies are being amortized over a weighted average of 14 years. Amortization expense of intangible assets for the year ended December 31, 2023, 2022 and 2021 was $1.8 million, $1.5 million and $1.3 million, respectively. Amortization expense of intangible assets is expected to be $1.8 million for the years 2024 through 2025, $1.6 million for 2026, $1.5 million for 2027 and $1.3 million for 2028.
11. INCOME TAXES
We file a consolidated federal income tax return. Income tax expense allocated to our subsidiaries is based upon their respective taxable incomes and tax credits. State income tax returns are filed on a separate company basis in most states where we have operations and/or are required to file. Our state returns for tax years after 2017 are subject to examination. At December 31, 2023, the 2015 through 2019 federal income tax returns are no longer under examination.

For state income tax purposes, we had NOL in various states of $72.9 million and $67.7 million as of December 31, 2023 and 2022, respectively, almost all of which will expire in 2040. Excluding NOLs from discontinued operations, we have recorded deferred tax assets of $1.8 million and $1.5 million related to state NOL carry-forwards at December 31, 2023 and 2022, respectively. We have not recorded a valuation allowance to reduce the future benefit of the tax NOL because we believe they will be fully utilized.

Tax Law Changes
Chesapeake Utilities Corporation 2023 Form 10-K Page 83

Notes to the Consolidated Financial Statements
In March 2020, the CARES Act was signed into law and included several significant changes to the Internal Revenue Code. The CARES Act includes certain tax relief provisions including the ability to carryback five years net operating losses arising in a tax year beginning in 2018, 2019, or 2020. This provision allows a taxpayer to recover taxes previously paid at a 35 percent federal income tax rate during tax years prior to 2018. In addition, the CARES Act removed the taxable income limitation to allow a tax NOL to fully offset taxable income for tax years beginning before January 1, 2021. As a result, our income tax expense for the year ended December 31, 2021 included a tax benefit $0.9 million, attributable to the tax NOL carryback provided under the CARES Act for losses generated in 2018 and 2019 and then applied back to our 2013 and 2015 tax years in which we paid federal income taxes at a 35 percent tax rate. Tax benefits associated with this legislation were not available for the year ended December 31, 2023.

On December 22, 2017, the TCJA was signed into law. Substantially all of the provisions of the TCJA were effective for taxable years beginning on or after January 1, 2018. The provisions that significantly impacted us include the reduction of the corporate federal income tax rate from 35 percent to 21 percent. Our federal income tax expense for periods beginning on January 1, 2018 are based on the new federal corporate income tax rate. The TCJA included changes to the Internal Revenue Code, which materially impacted our 2017 financial statements. ASC 740, Income Taxes, requires recognition of the effects of changes in tax laws in the period in which the law is enacted. ASC 740 requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. During 2018, we completed the assessment of the impact of accounting for certain effects of the TCJA. At the date of enactment in 2017, we re-measured deferred income taxes based upon the new corporate tax rate. See Note 18, Rates and Other Regulatory Activities, for further discussion of the TCJA's impact on our regulated businesses.

The following tables provide: (a) the components of income tax expense in 2023, 2022, and 2021; (b) the reconciliation between the statutory federal income tax rate and the effective income tax rate for 2023, 2022, and 2021; and (c) the components of accumulated deferred income tax assets and liabilities at December 31, 2023 and 2022.

	For the Year Ended December 31,
	2023	2022	2021
(in thousands)
Current Income Tax Expense
Federal	$14,736	$8,284	$2,775
State	5,496	1,948	(96)
Other	(47)	(47)	(47)
Total current income tax expense (benefit)	20,185	10,185	2,632
Deferred Income Tax Expense (1)
Property, plant and equipment	17,797	14,968	24,074
Deferred gas costs	(7,739)	8,923	1,857
Pensions and other employee benefits	(974)	1,109	(655)
FPU merger-related premium cost and deferred gain	(351)	(351)	(351)
Net operating loss carryforwards	(370)	2	97
Other	(470)	(1,004)	1,577
Total deferred income tax expense	7,893	23,647	26,599
Total Income Tax	$28,078	$33,832	$29,231
(1) Includes less than $0.1 million, $7.8 million, and $8.2 million of deferred state income taxes for the years 2023, 2022 and 2021, respectively.
Chesapeake Utilities Corporation 2023 Form 10-K     Page 84

Notes to the Consolidated Financial Statements

	For the Year Ended December 31,
	2023	2022	2021
(in thousands)
Reconciliation of Effective Income Tax Rates
Federal income tax expense (1)	$24,214	$25,982	$23,666
State income taxes, net of federal benefit	4,377	7,714	6,371
ESOP dividend deduction	(184)	(177)	(180)
CARES Act Tax Benefit	—	—	(919)
Other	(329)	313	293
Total Income Tax Expense	$28,078	$33,832	$29,231
Effective Income Tax Rate	24.35%	27.34%	25.94%
(1) Federal income taxes were calculated at 21 percent for 2023, 2022, and 2021.

	As of December 31,
	2023	2022
(in thousands)
Deferred Income Taxes
Deferred income tax liabilities:
Property, plant and equipment	$252,125	$238,687
Acquisition adjustment	5,564	5,915
Loss on reacquired debt	145	164
Deferred gas costs	3,550	11,288
Natural gas conversion costs	4,824	5,026
Storm reserve liability	5,797	5,791
Other	9,655	8,236
Total deferred income tax liabilities	$281,660	$275,107
Deferred income tax assets:
Pension and other employee benefits	$4,993	$3,985
Environmental costs	951	1,052
Net operating loss carryforwards	1,847	1,488
Storm reserve liability	213	453
Accrued expenses	3,335	9,007
Other	11,239	2,955
Total deferred income tax assets	$22,578	$18,940
Deferred Income Taxes Per Consolidated Balance Sheets	$259,082	$256,167

Chesapeake Utilities Corporation 2023 Form 10-K Page 85

Notes to the Consolidated Financial Statements
12. LONG-TERM DEBT
Our outstanding long-term debt is shown below:

	As of December 31,
(in thousands)	2023	2022
Uncollateralized Senior Notes:
5.93% notes, due October 31, 2023	$—	$3,000
5.68% notes, due June 30, 2026	8,700	11,600
6.43% notes, due May 2, 2028	3,500	4,200
3.73% notes, due December 16, 2028	10,000	12,000
3.88% notes, due May 15, 2029	30,000	35,000
3.25% notes, due April 30, 2032	59,500	66,500
3.48% notes, due May 31, 2038	50,000	50,000
3.58% notes, due November 30, 2038	50,000	50,000
3.98% notes, due August 20, 2039	100,000	100,000
2.98% notes, due December 20, 2034	70,000	70,000
3.00% notes, due July 15, 2035	50,000	50,000
2.96% notes, due August 15, 2035	40,000	40,000
2.49% notes, due January 25, 2037	50,000	50,000
2.95% notes, due March 15, 2042	50,000	50,000
5.43% notes, due March 14, 2038	80,000	—
6.39% notes, due December 2026	100,000	—
6.44% notes, due December 2027	100,000	—
6.45% notes, due December 2028	100,000	—
6.62% notes, due December 2030	100,000	—
6.71% notes, due December 2033	100,000	—
6.73% notes, due December 2038	50,000	—
Equipment security note
2.46% note, due September 24, 2031	7,633	8,517
Less: debt issuance costs	(3,753)	(946)
Total long-term debt	1,205,580	599,871
Less: current maturities	(18,505)	(21,483)
Total long-term debt, net of current maturities	$1,187,075	$578,388
Terms of the Senior Notes
All of our outstanding Senior Notes set forth certain business covenants to which we are subject when any note is outstanding, including covenants that limit or restrict our ability, and the ability of our subsidiaries, to incur indebtedness, or place or permit liens and encumbrances on any of our property or the property of our subsidiaries.
Senior Notes
On November 20, 2023, we issued Senior Notes in the aggregate principal amount of $550.0 million at an average interest rate of 6.54 percent that were used to partially finance our acquisition of FCG which closed during the fourth quarter of 2023. These notes have varying maturity dates of between three and 15 years, and the outstanding principal balance of the notes will be due on their respective maturity dates with interest payments payable semiannually until the principal has been paid in full. These Senior Notes have similar covenants and default provisions as our other Senior Notes.
Chesapeake Utilities Corporation 2023 Form 10-K     Page 86

Notes to the Consolidated Financial Statements
On March 14, 2023 we issued 5.43 percent Senior Notes due March 14, 2038 in the aggregate principal amount of $80.0 million and used the proceeds received from the issuances of the Senior Notes to reduce short-term borrowings under our Revolver and to fund capital expenditures. These Senior Notes have similar covenants and default provisions as our other Senior Notes, and have an annual principal amortization payment beginning in the sixth year after the issuance.
Annual Maturities
Annual maturities and principal repayments of long-term debt are as follows:

Year	2024	2025	2026	2027	2028	Thereafter	Total
(in thousands)
Payments	$18,505	$25,528	$134,551	$131,674	$136,699	$762,376	$1,209,333
Shelf Agreements
We have entered into Shelf Agreements with Prudential and MetLife, whom are under no obligation to purchase any unsecured debt. In February 2023, we amended these Shelf Agreements, which expanded the total borrowing capacity and extended the term of the agreements for an additional three years to 2026. The following table summarizes the current available capacity under our Shelf Agreements at December 31, 2023:

(in thousands)	Total Borrowing Capacity	Less Amount of Debt Issued	Less Unfunded Commitments	Remaining Borrowing Capacity
Shelf Agreements (1)
Prudential Shelf Agreement	$405,000	$(300,000)	$—	$105,000
MetLife Shelf Agreement	200,000	(50,000)	—	150,000
Total	$605,000	$(350,000)	$—	$255,000

13. SHORT-TERM BORROWINGS
We are authorized by our Board of Directors to borrow up to $375.0 million of short-term debt, as required. At December 31, 2023 and 2022, we had $179.9 million and $202.2 million, respectively, of short-term borrowings outstanding at a weighted average interest rate of 5.83 percent and 5.04 percent, respectively. There were no borrowings outstanding under the sustainable investment sublimit of the 364-day tranche at December 31, 2023.

We have entered into several amendments to our Revolver which resulted in modifications to both tranches of the facility. The most recent amendment in October 2023 allowed for a change in our funded indebtedness ratio from 65 percent to 70 percent during the quarter in which the acquisition of FCG is consummated and the quarter subsequent to the closing of the acquisition. The amendment in August 2023 served to renew the 364-day tranche of the Revolver, providing for $175.0 million of short-term debt capacity. Additionally, the amendment for borrowings under the 364-day tranche shall now bear interest (i) based upon the SOFR, plus a 10-basis point credit spread adjustment, and an applicable margin of 1.05 percent or less, with such margin based on total indebtedness as a percentage of total capitalization or (ii) the base rate, solely at our discretion. Further, the amendment provided that borrowings under the 364-day green loan sublimit shall now bear interest at (i) the SOFR rate plus a 10-basis point credit spread adjustment and an applicable margin of 1.00 percent or less, with such margin based on total indebtedness as a percentage of total capitalization or (ii) the base rate plus 0.05 percent or less, solely at our discretion. The amendment entered into in 2022 served to reset the benchmark interest rate to SOFR and to eliminate a previous covenant which capped our investment limit to $150.0 million for investments where we maintain less than 50 percent ownership.

The 364-day tranche of the Revolver expires in August 2024 and the five-year tranche expires in August 2026. Borrowings under both tranches of the Revolver are subject to a pricing grid, including the commitment fee and the interest rate charged based upon our total indebtedness to total capitalization ratio for the prior quarter. As of December 31, 2023, the pricing under the 364-day tranche of the Revolver included a commitment fee of 9-basis points on undrawn amounts and an interest rate of 75-basis points over SOFR plus a 10-basis point SOFR adjustment on outstanding balances. As of December 31, 2023, the pricing under the five-year tranche of the Revolver included a commitment fee of 9-basis points on undrawn amounts and an interest rate of 95-basis points over SOFR plus a 10-basis point SOFR adjustment on outstanding balances.
Chesapeake Utilities Corporation 2023 Form 10-K Page 87

Notes to the Consolidated Financial Statements

The availability of funds under the Revolver is subject to conditions specified in the credit agreement, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in the Revolver's loan documents. We are required by the financial covenants in the Revolver to maintain, at the end of each fiscal year, a funded indebtedness ratio as described above. As of December 31, 2023, we are in compliance with this covenant.

Our total available credit under the Revolver at December 31, 2023 was $188.1 million. As of December 31, 2023, we had issued $7.0 million in letters of credit to various counterparties under the Revolver. These letters of credit are not included in the outstanding short-term borrowings and we do not anticipate that they will be drawn upon by the counterparties. The letters of credit reduce the available borrowings under the Revolver.

In connection with our acquisition of FCG, we entered into a 364-day Bridge Facility commitment with Barclays Bank PLC and other lending parties for up to $965.0 million. Upon closing of the FCG acquisition in November 2023, and with the completion of other financing activities as defined in the lending agreement, this facility was terminated with no funds drawn to finance the transaction. For additional information regarding the acquisition and related financing, see Note 4, Acquisitions, Note 12, Long-Term Debt and Note 15, Stockholders Equity.

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

Some of our leases are subject to annual changes in the Consumer Price Index (“CPI”). While lease liabilities are not re-measured as a result of changes to the CPI, changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. A 100-basis-point increase in CPI would not have resulted in material additional annual lease costs. Most of our leases include options to renew, with renewal terms that can extend the lease term from one to 25 years or more. The exercise of lease renewal options is at our sole discretion. The amounts disclosed in our consolidated balance sheet at December 31, 2023, pertaining to the right-of-use assets and lease liabilities, are measured based on our current expectations of exercising our available renewal options. Our existing leases are not subject to any restrictions or covenants that would preclude our ability to pay dividends, obtain financing or enter into additional leases. As of December 31, 2023, we have not entered into any leases, which have not yet commenced, that would entitle us to significant rights or create additional obligations. The following table presents information related to our total lease cost included in our consolidated statements of income:

		Year Ended
		December 31,
(in thousands)	Classification	2023	2022
Operating lease cost (1)	Operations expense	$3,040	$2,883
(1) Includes short-term leases and variable lease costs, which are immaterial.

The following table presents the balance and classifications of our right of use assets and lease liabilities included in our consolidated balance sheets at December 31, 2023 and 2022:
Chesapeake Utilities Corporation 2023 Form 10-K     Page 88

Notes to the Consolidated Financial Statements

(in thousands)	Balance sheet classification	December 31, 2023	December 31, 2022
Assets
Operating lease assets	Operating lease right-of-use assets	$12,426	$14,421
Liabilities
Current
Operating lease liabilities	Other accrued liabilities	$2,454	$2,552
Noncurrent
Operating lease liabilities	Operating lease - liabilities	10,550	12,392
Total lease liabilities		$13,004	$14,944

The following table presents our weighted-average remaining lease term and weighted-average discount rate for our operating leases at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term (in years)
Operating leases	8.1	8.5
Weighted-average discount rate
Operating leases	3.5%	3.4%
The following table presents additional information related to cash paid for amounts included in the measurement of lease liabilities included in our consolidated statements of cash flows at December 31, 2023 and 2022:

	Year Ended December 31,
(in thousands)	2023	2022
Operating cash flows from operating leases	$2,906	$2,931

The following table presents the future undiscounted maturities of our operating and financing leases at December 31, 2023 and for each of the next five years and thereafter:

(in thousands)	Operating Leases (1)
2024	$2,771
2025	2,288
2026	1,774
2027	1,583
2028	1,205
Thereafter	5,243
Total lease payments	14,864
Less: Interest	(1,860)
Present value of lease liabilities	$13,004
(1) Operating lease payments include $2.1 million related to options to extend lease terms that are reasonably certain of being exercised.

Chesapeake Utilities Corporation 2023 Form 10-K Page 89

Notes to the Consolidated Financial Statements
15. STOCKHOLDERS' EQUITY
Common Stock Issuances
In November 2023, in connection with our acquisition of FCG, we completed an overnight offering resulting in the issuance of 4.4 million shares of our common stock at a price per share of $82.72 (net of underwriter discounts and commissions). We received net proceeds of $366.4 million which were used to partially finance the acquisition.

We maintain an effective shelf registration statement with the SEC for the issuance of shares under our DRIP and our previous ATM programs. Depending on our capital needs and subject to market conditions, in addition to other possible debt and equity offerings, we may issue additional shares under the direct stock purchase component of the DRIP. There were no issuances under the DRIP in 2023. In 2022, we issued less than 0.1 million shares at an average price per share of $136.26 and received net proceeds of $4.5 million under the DRIP. Our most recent ATM equity program, which allowed us to issue and sell shares of our common stock up to an aggregate offering price of $75 million, expired in June 2023.

Net proceeds from share issuances under our DRIP and ATM programs are used for general corporate purposes including, but not limited to, financing of capital expenditures, repayment of short-term debt, financing acquisitions, investing in subsidiaries, and general working capital purposes.
Accumulated Other Comprehensive Income (Loss)
Defined benefit pension and postretirement plan items, unrealized gains (losses) of our propane swap agreements designated as commodity contract cash flow hedges, and the unrealized gains (losses) of our interest rate swap agreements designated as cash flow hedges are the components of our accumulated other comprehensive income (loss). The following tables present the changes in the balances of accumulated other comprehensive income (loss) components for the years ended December 31, 2023 and 2022. All amounts in the following tables are presented net of tax.

	Defined Benefit Pension and Postretirement Plan Items	Commodity Contract Cash Flow Hedges	Interest Rate Swap Cash Flow Hedges	Total
(in thousands)
As of December 31, 2021	$(3,268)	$4,571	$—	$1,303
Other comprehensive income (loss) before reclassifications	705	(934)	—	(229)
Amounts reclassified from accumulated other comprehensive income (loss)	57	(2,545)	35	(2,453)
Net current-period other comprehensive income (loss)	762	(3,479)	35	(2,682)
As of December 31, 2022	(2,506)	1,092	35	(1,379)
Other comprehensive income (loss) before reclassifications	(110)	(1,322)	473	(959)
Amounts reclassified from accumulated other comprehensive income (loss)	32	(44)	(388)	(400)
Net current-period other comprehensive income (loss)	(78)	(1,366)	85	(1,359)
As of December 31, 2023	$(2,584)	$(274)	$120	$(2,738)
Deferred gains or losses for our commodity contract and interest rate swap cash flow hedges are recognized in earnings upon settlement and are included in the effects of gains and losses from derivative instruments. See Note 8, Derivative Instruments, for additional details. Amortization of the net loss related to the defined benefit pension plan and postretirement plans is included in the computation of net periodic costs (benefits). See Note 16, Employee Benefit Plans, for additional details.
16. EMPLOYEE BENEFIT PLANS
We measure the assets and obligations of the defined benefit pension plans and other postretirement benefits plans to determine the plans’ funded status as of the end of the year. The changes in funded status that occurred during the year that are not recognized as part of net periodic benefit costs are recorded as a component of other comprehensive income (loss) or a regulatory asset.
Chesapeake Utilities Corporation 2023 Form 10-K     Page 90

Notes to the Consolidated Financial Statements
Defined Benefit Pension Plans
At December 31, 2023 we sponsored two defined benefit pension plans: the FPU Pension Plan and the Chesapeake Supplemental Executive Retirement Plan ("SERP").
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

The unfunded liability for all plans at both December 31, 2023 and 2022, is included in the other pension and benefit costs liability in our consolidated balance sheets.
The following schedules set forth the funded status at December 31, 2023 and 2022 and the net periodic cost (benefit) for the years ended December 31, 2023, 2022 and 2021 for the FPU Pension Plan and the Chesapeake SERP:

	FPU Pension Plan		Chesapeake SERP
At December 31,	2023	2022	2023	2022
(in thousands)
Change in benefit obligation:
Benefit obligation — beginning of year	$49,941	$67,030	$1,659	$2,096
Interest cost	2,495	1,781	81	50
Actuarial (gain) loss	454	(15,713)	48	(335)
Benefits paid	(3,233)	(3,157)	(152)	(152)
Benefit obligation — end of year	49,657	49,941	1,636	1,659
Change in plan assets:
Fair value of plan assets — beginning of year	46,203	58,712	—	—
Actual return on plan assets	6,462	(9,552)	—	—
Employer contributions	—	200	152	152
Benefits paid	(3,233)	(3,157)	(152)	(152)
Fair value of plan assets — end of year	49,432	46,203	—	—

Accrued pension cost / funded status	$(225)	$(3,738)	$(1,636)	$(1,659)
Assumptions:
Discount rate	5.00%	5.25%	4.88%	5.00%
Expected return on plan assets	6.00%	6.00%	—%	—%

	FPU Pension Plan			Chesapeake SERP
For the Years Ended December 31,	2023	2022	2021	2023	2022	2021
(in thousands)
Components of net periodic pension cost:
Interest cost	$2,495	$1,781	$1,714	$81	$50	$48
Expected return on assets	(2,670)	(3,430)	(3,306)	—	—	—
Amortization of actuarial loss	407	466	612	8	28	28
Total periodic cost	$232	$(1,183)	$(980)	$89	$78	$76
Assumptions:
Discount rate	5.25%	2.75%	2.50%	5.00%	2.50%	2.25%
Expected return on plan assets	6.00%	6.00%	6.00%	—%	—%	—%
Chesapeake Utilities Corporation 2023 Form 10-K Page 91

Notes to the Consolidated Financial Statements
During the fourth quarter of 2021, we formally terminated the Chesapeake Pension Plan. Total periodic cost for the plan during that year was $2.0 million attributable to a settlement charge.
Our funding policy provides that payments to the trust of each qualified plan shall be equal to at least the minimum funding requirements of the Employee Retirement Income Security Act of 1974. The following schedule summarizes the assets of the FPU Pension Plan, by investment type, at December 31, 2023, 2022 and 2021:

	FPU Pension Plan
At December 31,	2023	2022	2021
Asset Category
Equity securities	50%	53%	52%
Debt securities	49%	38%	38%
Other	1%	9%	10%
Total	100%	100%	100%
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
The following allocation range of asset classes is intended to produce a rate of return sufficient to meet the FPU Pension Plan’s goals and objectives:

Asset Allocation Strategy
Asset Class	Minimum Allocation Percentage	Maximum Allocation Percentage
Domestic Equities (Large Cap, Mid Cap and Small Cap)	33%	57%
Fixed Income (Inflation Bond and Taxable Fixed)	38%	58%
Foreign Equities (Developed and Emerging Markets)	3%	7%
Cash	0%	5%
Due to periodic contributions and different asset classes producing varying returns, the actual asset values may temporarily move outside of the intended ranges. The investments are monitored on a quarterly basis, at a minimum, for asset allocation and performance. At December 31, 2023 and 2022, the assets of the FPU Pension Plan were comprised of the following investments:
Chesapeake Utilities Corporation 2023 Form 10-K     Page 92

Notes to the Consolidated Financial Statements

	Fair Value Measurement Hierarchy
	For Year Ended December 31,
Asset Category	2023	2022
(in thousands)
Mutual Funds - Equity securities
U.S. Large Cap (1)	$15,360	$3,413
U.S. Mid Cap (1)	4,271	1,425
U.S. Small Cap (1)	2,518	692
International (2)	2,499	9,352
Alternative Strategies (3)	—	4,824
	24,648	19,706
Mutual Funds - Debt securities
Fixed income (4)	24,228	15,343
High Yield (4)	—	2,269
	24,228	17,612
Mutual Funds - Other
Commodities (5)	—	1,832
Real Estate (6)	—	1,709
Guaranteed deposit (7)	556	398
	556	3,939
Total Pension Plan Assets in fair value hierarchy (8)	49,432	41,257
Investments measured at net asset value (9)	—	4,946
Total Pension Plan Assets	$49,432	$46,203

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

At December 31, 2023 and 2022, our pension plan investments were classified under the same fair value measurement hierarchy (Level 1 through Level 3) described under Note 9, Fair Value of Financial Instruments. The Level 3 investments were recorded at fair value based on the contract value of annuity products underlying guaranteed deposit accounts, which was calculated using discounted cash flow models. The contract value of these products represented deposits made to the contract, plus earnings at guaranteed crediting rates, less withdrawals and fees. Certain investments that were measured at net asset value per share have not been classified in the fair value hierarchy and are presented in the table above to reconcile to total pension plan assets.

The changes in the fair value within our pension assets for Level 3 investments for the years ended December 31, 2023 and 2022 were immaterial.
Other Postretirement Benefits Plans
We sponsor two defined benefit postretirement health plans: the Chesapeake Utilities Postretirement Plan ("Chesapeake Postretirement Plan") and the FPU Medical Plan. At December 31, 2023 and 2022, the funded status of the Chesapeake Postretirement Plan was $1.1 million and $0.6 million, respectively. The funded status of the FPU Medical Plan was $0.4 million and $0.7 million as of December 31, 2023 and 2022, respectively.
Chesapeake Utilities Corporation 2023 Form 10-K Page 93

Notes to the Consolidated Financial Statements
Net periodic postretirement benefit costs for the Chesapeake Postretirement Plan and the FPU Medical Plan were not material for the years ended December 31, 2023, 2022, and 2021.
As of December 31, 2023, there was $12.8 million not yet reflected in net periodic postretirement benefit costs and included in accumulated other comprehensive income (loss) or as a regulatory asset. Net losses of $10.8 million and $1.2 million attributable to the FPU Pension Plan and Chesapeake Postretirement Plan, respectively, comprised most of this amount with $3.2 million recorded in accumulated other comprehensive income (loss) and $8.7 million recorded as a regulatory asset at December 31, 2023.
Pursuant to a Florida PSC order, FPU continues to record as a regulatory asset the portion of the unrecognized pension and postretirement benefit costs after the merger with Chesapeake Utilities related to its regulated operations.

 Assumptions
The assumptions used for the discount rate to calculate the benefit obligations were based on the interest rates of high-quality bonds in 2023, considering the expected lives of each of the plans. In determining the average expected return on plan assets for the FPU Pension Plan, various factors, such as historical long-term return experience, investment policy and current and expected allocation, were considered. Since the FPU Pension Plan is frozen with respect to additional years of service and compensation, the rate of assumed compensation increases is not applicable.
The health care inflation rate for 2023 used to calculate the benefit obligation is 5 percent for medical and 6 percent for prescription drugs for the Chesapeake Postretirement Plan; and 5 percent for both medical and prescription drugs for the FPU Medical Plan.
Estimated Future Benefit Payments
In 2024, we do not expect to contribute to the FPU Pension Plan, and total payments of $0.2 million are expected for the Chesapeake SERP, Chesapeake Postretirement Plan and FPU Medical Plan combined.
The schedule below shows the estimated future benefit payments for each of the plans previously described:

	FPU Pension Plan(1)	Chesapeake SERP(2)	Chesapeake Postretirement Plan(2)	FPU Medical Plan(2)
(in thousands)
2024	$3,528	$151	$42	$35
2025	$3,603	$164	$46	$35
2026	$3,617	$161	$45	$34
2027	$3,616	$158	$48	$33
2028	$3,651	$154	$49	$32
Years 2029 through 2033	$17,951	$689	$299	$143
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
Chesapeake Utilities Corporation 2023 Form 10-K     Page 94

Notes to the Consolidated Financial Statements
Employer contributions to our Retirement Savings Plan totaled $6.6 million, $6.2 million, and $5.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, there were 798,586 shares of our common stock reserved to fund future contributions to the Retirement Savings Plan.
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

All obligations arising under the Non-Qualified Deferred Compensation Plan are payable from our general assets, although we have established a Rabbi Trust to informally fund the plan. Deferrals of cash compensation may be invested by the participants in various mutual funds (the same options that are available in the Retirement Savings Plan). The participants are credited with gains or losses on those investments. Deferred stock compensation may not be diversified. The participants are credited with dividends on their deferred common stock units in the same amount that is received by all other stockholders. Such dividends are reinvested into additional deferred common stock units. Assets held in the Rabbi Trust, recorded as Investments on the consolidated balance sheet, had a fair value of $12.3 million and $10.6 million at December 31, 2023 and 2022, respectively. The assets of the Rabbi Trust are at all times subject to the claims of our general creditors.
Deferrals of officer base compensation and cash bonuses and directors’ cash retainers are paid in cash. All deferrals of executive performance shares and directors' stock retainers are made in the form of deferred common stock units and are paid out in shares of our common stock, on a one-for-one basis, except that cash is paid in lieu of fractional shares. The value of our stock held in the Rabbi Trust is classified within the stockholders’ equity section of the consolidated balance sheets and has been accounted for in a manner similar to treasury stock. The amounts recorded under the Non-Qualified Deferred Compensation Plan totaled $9.1 million and $7.1 million at December 31, 2023 and 2022, respectively, which are also shown as a deduction against stockholders' equity in the consolidated balance sheet.
17. SHARE-BASED COMPENSATION PLANS
Our key employees and non-employee directors have been granted share-based awards through our SICP. We record these share-based awards as compensation costs over the respective service period for which services are received in exchange for an award of equity or equity-based compensation. The compensation cost is based primarily on the fair value of the shares awarded, using the estimated fair value of each share on the date it was granted, and the number of shares to be issued at the end of the service period. We have 561,115 shares of common stock reserved for issuance under the SICP.
The table below presents the amounts included in net income related to share-based compensation expense for the awards granted under the SICP for the years ended December 31, 2023, 2022 and 2021:

	For the Year Ended December 31,
	2023	2022	2021
(in thousands)
Awards to key employees	$6,716	$5,479	$5,163
Awards to non-employee directors	906	959	782
Total compensation expense	7,622	6,438	5,945
Less: tax benefit	(1,947)	(1,663)	(1,535)
Share-based compensation amounts included in net income	$5,675	$4,775	$4,410
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

Chesapeake Utilities Corporation 2023 Form 10-K Page 95

Notes to the Consolidated Financial Statements
We currently have several outstanding multi-year performance plans, which are based upon the successful achievement of long-term goals, growth and financial results and comprise both market-based and performance-based conditions and targets. The fair value per share, tied to a performance-based condition or target, is equal to the market price per share on the grant date. For the market-based conditions, we used a Monte Carlo valuation to estimate the fair value of each share granted.
The table below presents the summary of the stock activity for awards to all officers:

	Number of Shares	Weighted Average Fair Value
Outstanding — December 31, 2021	197,398	$94.15
Granted	69,620	117.61
Vested	(60,191)	90.60
Expired	(2,678)	91.42
Outstanding — December 31, 2022	204,149	103.17
Granted	80,820	126.06
Vested	(68,302)	91.59
Expired	(2,053)	94.64
Forfeited	(1,490)	113.44
Outstanding — December 31, 2023	213,124	$117.74

During the year ended December 31, 2023, we granted awards of 80,820 shares of common stock to officers and key employees under the SICP, including awards granted in February 2023 and to key employees appointed to officer positions. The shares granted are multi-year awards that will vest no later than the three-year service period ending December 31, 2025.
The aggregate intrinsic value of the SICP awards granted was $22.5 million, $24.1 million, and $28.8 million at December 31, 2023, 2022 and 2021, respectively. At December 31, 2023, there was $6.6 million of unrecognized compensation cost related to these awards, which is expected to be recognized through 2025.
In March 2023, 2022 and 2021, upon the election by certain of our executive officers, we withheld shares with a value at least equivalent to each such executive officer’s minimum statutory obligation for applicable income and other employment taxes related to shares that vested and were paid in March 2023, 2022 and 2021 for the performance periods ended December 31, 2022, 2021, and 2020. We paid the balance of such awarded shares to each such executive officer and remitted the cash equivalent of the withheld shares to the appropriate taxing authorities. The below table presents the number of shares withheld and amounts remitted:

	For the Year Ended December 31,
	2023	2022	2021
(amounts in thousands, except shares)
Shares withheld to satisfy tax obligations	19,859	21,832	14,020
Amounts remitted to tax authorities to satisfy obligations	$2,455	$2,838	$1,478
Non-employee Directors
Shares granted to non-employee directors are issued in advance of the directors’ service periods and are fully vested as of the grant date. We record a deferred expense equal to the fair value of the shares issued and amortize the expense equally over a service period of one year or less.

Our directors receive an annual retainer of shares of common stock under the SICP for services rendered through the subsequent Annual Meeting of Shareholders. Accordingly, our directors that served on the Board as of May 2023 and 2022 each received 765 and 652 shares of common stock, respectively, with a weighted average fair value of $124.12 and $130.36 per share, respectively.

At December 31, 2023, there was $0.3 million of unrecognized compensation expense related to shares granted to non-employee directors. This expense will be recognized over the remaining service period ending in May 2024.
Chesapeake Utilities Corporation 2023 Form 10-K     Page 96

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
Delaware
The October 2, 2023, application for the issuance of common stock and long-term debt was unanimously approved on October 25, 2023, by the Delaware PSC.

In September 2023, the Delaware Division submitted the Energy Efficiency Rider application for natural gas with the Delaware PSC after obtaining an affirmative recommendation from the Delaware Energy Efficiency Advisory Council (“EEAC”). The application is the first in the state and applies to a portfolio of four programs including, Home Energy Counseling, Home Performance with Energy Star, Assisted Home Performance with Energy Star, and standard Offer Program in which customers can participate and allow for recovery. The evidentiary hearing on this matter is set for April 2024. If approved as filed, rates will be effective May 1, 2024.

Maryland
On October 2, 2023, Chesapeake filed a notification of the financing plans associated with the FCG acquisition with the Maryland PSC. The filing was successfully noted during the November 1, 2023, Maryland PSC administrative meeting.

Maryland Natural Gas Rate Case: In January 2024, our natural gas distribution businesses in Maryland, CUC-Maryland Division, Sandpiper Energy, Inc., and Elkton Gas Company (collectively, “Maryland natural gas distribution businesses”) filed a joint application for a natural gas rate case with the Maryland PSC. In connection with the application, we are seeking approval of the following: (i) permanent rate relief of approximately $6.9 million; (ii) authorization to make certain changes to tariffs to include a unified rate structure and to consolidate the Maryland natural gas distribution businesses under the new corporate entity which we anticipate will be called Chesapeake Utilities of Maryland, Inc.; and (iii) authorization to establish a rider for recovery of the costs associated with our new technology systems. The outcome of the application is subject to review and approval by the Maryland PSC.

Maryland Natural Gas Depreciation Study: In January 2024, our Maryland natural gas distribution businesses filed a joint petition for approval of their proposed unified depreciation rates with the Maryland PSC. If approved, new rates will become effective retroactively on January 1, 2023.

Ocean City Maryland Reinforcement: During the second quarter of 2022, we began construction of an extension of service into North Ocean City, Maryland. Our Delaware natural gas division and Sandpiper installed approximately 5.4 miles of pipeline across southern Sussex County, Delaware to Fenwick Island, Delaware and Worcester County, Maryland. The project reinforces our existing system in Ocean City, Maryland and enables incremental growth along the pipeline. Construction of this project was completed in the second quarter of 2023. The Company filed a natural gas rate case application with the PSC for the state of Maryland in January 2024 as discussed above.

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
Florida Natural Gas Rate Case: In May 2022, our legacy natural gas distribution businesses in Florida filed a consolidated natural gas rate case with the Florida PSC. The application included a request for the following: (i) permanent rate relief of approximately $24.1 million, effective January 1, 2023, (ii) a depreciation study also submitted with the filing; (iii) authorization to make certain changes to tariffs to include the consolidation of rates and rate structure across the businesses and to unify the Florida Natural Gas distribution businesses under FPU; (iv) authorization to retain the acquisition adjustment
Chesapeake Utilities Corporation 2023 Form 10-K Page 97

Notes to the Consolidated Financial Statements
recorded at the time of the FPU merger in our revenue requirement; and (v) authorization to establish an environmental remediation surcharge for the purposes of addressing future expected remediation costs for FPU MGP sites. In August 2022, interim rates were approved by the Florida PSC in the amount of approximately $7.7 million on an annualized basis, effective for all meter readings in September 2022. The discovery process and subsequent hearings were concluded during the fourth quarter of 2022 and briefs were submitted during the same quarter of 2022. In January 2023, the Florida PSC approved the application for consolidation and permanent rate relief of approximately $17.2 million on an annual basis. Actual rates in connection with the rate relief were approved by the Florida PSC in February 2023 with an effective date of March 1, 2023.
FCG Natural Gas Rate Case: In May 2022, FCG filed a general base rate increase with the Florida PSC based on a projected 2023 test year. In June 2023, the Florida PSC issued an order approving a single total base revenue increase of $23.3 million (which included an incremental increase of $14.1 million, a previously approved increase of $3.8 million for a liquefied natural gas facility, and $5.3 million to transfer the SAFE investments from a rider clause to base rates), with new rates becoming effective as of May 1, 2023. The Commission also approved FCG's proposed RSAM with a $25.0 million reserve amount, continuation and expansion of the capital SAFE program, implementation of an automated metering infrastructure pilot, and continuation of the storm damage reserve with a target reserve of $0.8 million. On June 23, 2023, the Florida OPC filed a motion for reconsideration of the PSC’s approval of RSAM, which was denied on September 12, 2023. On July 7, 2023, the Florida OPC filed a notice of appeal with the Florida Supreme Court, which is pending. The Florida OPC filed their initial brief on January 31, 2024.
The RSAM is recorded as either an increase or decrease to accrued removal costs which is reflected on the Company’s balance sheets and a corresponding increase or decrease to depreciation and amortization expense. In order to earn the targeted regulatory ROE in each reporting period subject to the conditions of the effective rate agreement, RSAM is calculated using a trailing thirteen-month average of rate base and capital structure in conjunction with the trailing twelve months regulatory base net operating income, which primarily includes the base portion of rates and other revenues, net of operations and maintenance expenses, depreciation and amortization, interest and tax expenses. In general, the net impact of these income statement line items is adjusted, in part, by RSAM or its reversal to earn the targeted regulatory ROE. For the year ended December 31, 2023, the Company recorded decreases to asset removal costs and depreciation expense of $5.1 million as a result of the RSAM adjustment.
Beachside Pipeline Extension: In June 2021, Peninsula Pipeline and FCG entered into a Transportation Service Agreement for an incremental 10,176 Dts/d of firm service in Indian River County, Florida, to support FCG’s growth along the Indian River's barrier island. As part of this agreement, Peninsula Pipeline constructed 11.3 miles of pipeline from its existing pipeline in the Sebastian, Florida area, traveling east under the Intercoastal Waterway and southward on the barrier island. The project was placed in-service during April 2023.

St. Cloud / Twin Lakes Expansion: In July 2022, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with FPU for an additional 2,400 Dt/d of firm service in the St. Cloud, Florida area. As part of this agreement, Peninsula Pipeline constructed a pipeline extension and regulator station for FPU. The extension supports new incremental load due to growth in the area, including providing service, most immediately, to the residential development, Twin Lakes. The expansion also improves reliability and provides operational benefits to FPU's existing distribution system in the area, supporting future growth. The petition was approved by the Florida PSC in October 2022, and the expansion was placed into service during the third quarter of 2023.

Storm Protection Plan: In 2020, the Florida PSC implemented the Storm Protection Plan ("SPP") and Storm Protection Plan Cost Recovery Clause ("SPPCRC") rules, which require electric utilities to petition the Florida PSC for approval of a Transmission and Distribution Storm Protection Plan that covers the utility’s immediate 10-year planning period with updates to the plan at least every 3 years. The SPPCRC rules allow the utility to file for recovery of associated costs for the SPP. Our Florida electric distribution operations' SPP was filed during the first quarter of 2022 and approved in the fourth quarter of 2022, with modifications, by the Florida PSC. Rates associated with this initiative were effective in January 2023. The Company filed 2024 SPPCRC projections on May 1, 2023. A hearing was held on September 12, 2023. The Commission voted to approve the projections on November 9, 2023. FPU projects to spend $13.6 million on the program in 2024.

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
Chesapeake Utilities Corporation 2023 Form 10-K     Page 98

Notes to the Consolidated Financial Statements
lines, and maintenance and repair equipment and system reliability projects. In August 2023, the Florida PSC approved the GUARD program, which included $205.0 million of capital expenditures projected to be spent over a 10-year period.

Newberry Expansion: In April 2023, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with FPU for an additional 8,000 Dt/d of firm service in the Newberry, Florida area. The petition was approved by the Florida PSC in the third quarter of 2023. Peninsula Pipeline will construct a pipeline extension, which will be used by FPU to support the development of a natural gas distribution system to provide gas service to the City of Newberry. A filing to address the acquisition and conversion of propane community gas systems in Newberry was made in November 2023, and the Florida PSC is scheduled to vote on this in March 2024. The Company anticipates beginning the conversions of the community gas systems in the second quarter of 2024.

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

Florida Electric Depreciation Study: The Florida PSC requires electric utilities to file a depreciation study every four years to reevaluate and set depreciation rates for the utility's plant assets. In June 2023, FPU filed a petition with the Florida PSC for approval of its proposed depreciation rates, which was approved in December 2023.

East Coast Reinforcement Projects: In December 2023, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreements with FPU for projects that will support additional supply to communities on the East Coast of Florida. The projects are driven by the need for increased supply to coastal portions of the state that have experienced an increase in population growth. Peninsula Pipeline will construct several pipeline extensions which will support FPU’s distribution system in the areas of Boynton Beach and New Smyrna Beach with an additional 15,000 Dts/day and 3,400 Dts/day, respectively.

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
Capital Cost Surcharge: In December 2022, Eastern Shore submitted a filing with the FERC regarding a capital cost surcharge to recover capital costs associated with the replacement of existing Eastern Shore facilities as a result of mandated highway relocation projects as well as compliance with the PHMSA regulation. The capital cost surcharge mechanism was approved in Eastern Shore’s last rate case. In conjunction with the filing of this surcharge, a cumulative adjustment to the existing surcharge to reflect additional depreciation was included. The FERC issued an order approving the surcharge as filed on December 19, 2022. The combined revised surcharge became effective January 1, 2023.

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

COVID-19 Impact
Chesapeake Utilities Corporation 2023 Form 10-K Page 99

Notes to the Consolidated Financial Statements
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

In response to the COVID-19 pandemic and related restrictions, we experienced reduced consumption of energy largely in the commercial and industrial sectors, higher bad debt expenses and incremental expenses associated with COVID-19, including expenditures associated with personal protective equipment and premium pay for field personnel. The additional operating expenses we incurred support the ongoing delivery of our essential services during the height of the pandemic. In April and May 2020, we were authorized by the Maryland and Delaware PSCs, respectively, to record regulatory assets for COVID-19 related costs which offered us the ability to seek recovery of those costs. In July 2021, the Florida PSC issued an order that approved incremental expenses we incurred due to COVID-19. The order allowed us to establish a regulatory asset in a total amount of $2.1 million as of June 30, 2021 for natural gas and electric distribution operations. The regulatory asset is being amortized over two years and is recovered through the Purchased Gas Adjustment and Swing Service mechanisms for our natural gas distribution businesses and through the Fuel Purchased Power Cost Recovery clause for our electric division. As of December 31, 2023 and 2022, our total COVID-19 regulatory asset balance was $0.2 million and $1.2 million, respectively.

Summary TCJA Table

Customer rates for our regulated business were adjusted, as approved by the regulators, prior to 2020 except for Elkton Gas, which implemented a one-time bill credit in May 2020. The following table summarized the regulatory liabilities related to accumulated deferred taxes ("ADIT") associated with TCJA for our regulated businesses as of December 31, 2023 and 2022:

	Amount (in thousands)
Operation and Regulatory Jurisdiction	December 31, 2023	December 31, 2022	Status
Eastern Shore (FERC)	$34,190	$34,190	Will be addressed in Eastern Shore's next rate case filing.
Chesapeake Delaware natural gas division (Delaware PSC)	$12,038	$12,230	PSC approved amortization of ADIT in January 2019.
Chesapeake Maryland natural gas division (Maryland PSC)	$3,585	$3,703	PSC approved amortization of ADIT in May 2018.
Sandpiper Energy (Maryland PSC)	$3,487	$3,597	PSC approved amortization of ADIT in May 2018.
Florida Natural Gas distribution (Florida PSC) (1)	$26,757	$27,179	PSC issued order authorizing amortization and retention of net ADIT liability by the Company in February 2019.
FPU electric division (Florida PSC)	$4,760	$4,993	In January 2019, PSC issued order approving amortization of ADIT through purchased power cost recovery, storm reserve and rates.
Elkton Gas (Maryland PSC)	$1,027	$1,059	PSC approved amortization of ADIT in March 2018.
(1) In accordance with the Florida PSC approval of our natural gas base rate proceeding, effective March 1, 2023, our natural gas distribution businesses in Florida have been consolidated and amounts above are now being presented on a consolidated basis consistent with the final rate order.

Regulatory Assets and Liabilities
At December 31, 2023 and 2022, our regulated utility operations recorded the following regulatory assets and liabilities included in our consolidated balance sheets, including amounts attributable to FCG. These assets and liabilities will be recognized as revenues and expenses in future periods as they are reflected in customers’ rates.
Chesapeake Utilities Corporation 2023 Form 10-K     Page 100

Notes to the Consolidated Financial Statements

	As of December 31,
	2023	2022
(in thousands)
Regulatory Assets
Under-recovered purchased fuel, gas and conservation cost recovery (1) (2)	$13,696	$43,583
Under-recovered GRIP revenue (3)	1,777	1,705
Deferred postretirement benefits (4)	10,802	13,927
Deferred conversion and development costs (1)	21,466	23,653
Acquisition adjustment (5)	31,857	25,609
Deferred costs associated with COVID-19 (6)	190	1,233
Deferred storm costs (7)	19,370	27,687
Deferred rate case expenses - current	1,171	—
Other	15,573	12,256
Total Regulatory Assets	$115,902	$149,653

Regulatory Liabilities
Self-insurance (8)	$521	$339
Over-recovered purchased fuel and conservation cost recovery (1)	12,340	3,827
Over-recovered GRIP revenue (3)	501	—
Storm reserve (8)	1,900	2,845
Accrued asset removal cost (9)	86,534	50,261
Deferred income taxes due to rate change (10)	105,055	87,690
Interest related to storm recovery (7)	536	1,207
Other	1,611	1,851
Total Regulatory Liabilities	$208,998	$148,020

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
(5) We are allowed to include the premiums paid in various natural gas utility acquisitions in Florida in our rate bases and recover them over a specific time period pursuant to the Florida PSC approvals. We paid $34.2 million of the premium in 2009, including a gross up for income tax, because it is not tax deductible, and $0.7 million of the premium paid by FPU in 2010. For additional information, see Florida Natural Gas Rate Case discussion above.
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
(9) See Note 2, Summary of Significant Accounting Policies, for additional information on our asset removal cost policies.
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

Chesapeake Utilities Corporation 2023 Form 10-K Page 101

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
As of December 31, 2023 and 2022, we had approximately $3.6 million and $4.3 million, respectively, in environmental liabilities, related to the former MGP sites. As of December 31, 2023 and 2022, we have cumulative regulatory assets of $0.5 million and $0.8 million, respectively, for future recovery of environmental costs from customers. Specific to FPU's four MGP sites in Key West, Pensacola, Sanford and West Palm Beach, FPU has approval for and has recovered, through a combination of insurance and customer rates, $14.0 million of its environmental costs related to its MGP sites as of December 31, 2023.
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
The remedial actions approved by the Florida Department of Environmental Protection have been implemented on the east parcel of our West Palm Beach Florida site. Similar remedial actions have been initiated on the site's west parcel, and construction of active remedial systems are expected to be completed in 2024. Remaining remedial costs for West Palm Beach, including completion of the construction of the system on the West Parcel, five to ten years of operation, maintenance and monitoring, and final site work for closeout of the property, is estimated to be between $1.9 million and $3.2 million.

20. OTHER COMMITMENTS AND CONTINGENCIES
Natural Gas, Electric and Propane Supply
In March 2023, our Delmarva Peninsula natural gas distribution operations entered into asset management agreements with a third party to manage their natural gas transportation and storage capacity. The agreements were effective as of April 1, 2023 and expire in March 2026.
FPU natural gas distribution operations and Eight Flags have separate asset management agreements with Emera Energy Services, Inc. to manage their natural gas transportation capacity. These agreements commenced in November 2020 and expire in October 2030.
Florida Natural Gas has firm transportation service contracts with FGT and Gulfstream. Pursuant to a capacity release program approved by the Florida PSC, all of the capacity under these agreements has been released to various third parties. Under the terms of these capacity release agreements, Chesapeake Utilities is contingently liable to FGT and Gulfstream should any party, that acquired the capacity through release, fail to pay the capacity charge. To date, Chesapeake Utilities has not been required to make a payment resulting from this contingency.
FPU’s electric supply contracts require FPU to maintain an acceptable standard of creditworthiness based on specific financial ratios. FPU’s agreement with Florida Power & Light Company requires FPU to meet or exceed a debt service coverage ratio of 1.25 times based on the results of the prior 12 months. If FPU fails to meet this ratio, it must provide an irrevocable letter of credit or pay all amounts outstanding under the agreement within five business days. FPU’s electric supply agreement with Gulf Power requires FPU to meet the following ratios based on the average of the prior six quarters: (a) funds from operations interest coverage ratio (minimum of 2 times), and (b) total debt to total capital (maximum of 65 percent). If FPU fails to meet the requirements, it has to provide the supplier a written explanation of actions taken, or proposed to be taken, to become compliant. Failure to comply with the ratios specified in the Gulf Power agreement could also result in FPU having to provide an irrevocable letter of credit. As of December 31, 2023, FPU was in compliance with all of the requirements of its supply contracts.
Chesapeake Utilities Corporation 2023 Form 10-K     Page 102

Notes to the Consolidated Financial Statements
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
The total purchase obligations for natural gas, electric and propane supplies are as follows:

Year	2024	2025-2026	2027-2028	Beyond 2028	Total
(in thousands)
Purchase Obligations	$86,040	$105,082	$83,851	$141,287	$416,260
Corporate Guarantees
The Board of Directors has authorized us to issue corporate guarantees securing obligations of our subsidiaries and to obtain letters of credit securing our subsidiaries' obligations. The maximum authorized liability under such guarantees and letters of credit as of December 31, 2023 was $35.0 million. The aggregate amount guaranteed related to our subsidiaries at December 31, 2023 was approximately $24.3 million with the guarantees expiring on various dates through December 2024. In addition, the Board has authorized us to issue specific purpose corporate guarantees. The amount of specific purpose guarantees outstanding at December 31, 2023 was $4.0 million.
As of December 31, 2023, we have issued letters of credit totaling approximately $7.0 million related to the electric transmission services for FPU's electric division, the firm transportation service agreement between TETLP and our Delaware and Maryland divisions, the capacity agreement between NEXUS and Aspire, and our current and previous primary insurance carriers. These letters of credit have various expiration dates through October 2024 and to date, none have been used. We do not anticipate that the counterparties will draw upon these letters of credit, and we expect that they will be renewed to the extent necessary in the future.
Chesapeake Utilities Corporation 2023 Form 10-K Page 103

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A. CONTROLS AND PROCEDURES.
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our Chief Executive Officer and Chief Financial Officer, with the participation of other Company officials, have evaluated our “disclosure controls and procedures” (as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.
CHANGE IN INTERNAL CONTROLS

During the quarter ended December 31, 2023, other than the ongoing changes resulting from the FCG acquisition discussed below, there have been no changes in internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

On November 30, 2023, we completed the acquisition of FCG. We are currently integrating processes, procedures, and internal controls related to the acquisition. See Note 4, Acquisitions, to the consolidated financial statements and Management's Report on Internal Control Over Financial Reporting for additional information related to the acquisition of FCG. The scope of that assessment excluded FCG, which we acquired on November 30, 2023. FCG's total assets and loss before taxes represented approximately 31 percent and 4 percent, respectively, of the Company’s consolidated total assets and earnings before taxes as of December 31, 2023 and for the year then ended. This exclusion is permitted based upon current guidance of the U.S. Securities & Exchange Commission.
CEO AND CFO CERTIFICATIONS
Our Chief Executive Officer and Chief Financial Officer have filed with the SEC the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. In addition, on May 31, 2023 our Chief Executive Officer certified to the NYSE that he was not aware of any violation by us of the NYSE corporate governance listing standards.
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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria established in an updated report entitled “Internal Control - Integrated Framework,” issued in May 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of that assessment excluded FCG, which we acquired on November 30, 2023. FCG's total assets and loss before taxes represented approximately 31 percent and 4 percent, respectively, of the Company’s consolidated total assets and earnings before taxes as of December 31, 2023 and for the year then ended. This exclusion is permitted based upon current guidance of the U.S. Securities & Exchange Commission.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Chesapeake Utilities Corporation 2023 Form 10-K     Page 104

Our management has evaluated and concluded that our internal control over financial reporting was effective as of December 31, 2023.
Our independent registered public accounting firm, Baker Tilly US, LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2023, as stated in its attestation report which appears under Part II, Item 8. Financial Statements and Supplementary Data.

ITEM 9B. OTHER INFORMATION.
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE.

We have adopted a Code of Ethics that applies to our Principal Executive Officer, President, Principal Financial Officer, Principal Accounting Officer, Treasurer, Assistant Treasurer, Corporate Controller and persons performing similar functions, which is a “code of ethics” as defined by applicable rules of the SEC. This Code of Ethics is publicly available on our website at https://www.chpk.com. If we make any amendments to this code other than technical, administrative or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of this code to the individuals and roles noted above, or persons performing similar functions, we intend to disclose the nature of the amendment or waiver, its effective date and to whom it applies by posting such information on our website at the address and location specified above.

The remaining information required by this Item is incorporated herein by reference to the sections of our Proxy Statement (which we intend to file with the SEC within 120 days after the close of our fiscal year) captioned “Election of Directors (Proposal 1),” “Governance Trends and Director Education," "Corporate Governance Practices,” “Board of Directors and its Committees” and “Delinquent Section 16(a) Reports.”

ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item is incorporated herein by reference to the sections of our Proxy Statement (which we intend to file with the SEC within 120 days after the close of our fiscal year) captioned “Director Compensation,” “Executive Compensation” and “Compensation Discussion and Analysis".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item is incorporated herein by reference to the sections of our Proxy Statement (which we intend to file with the SEC within 120 days after the close of our fiscal year) captioned “Security Ownership of Certain Beneficial Owners and Management” and "Equity Compensation Plan Information."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated herein by reference to the section of our Proxy Statement (which we intend to file with the SEC within 120 days after the close of our fiscal year) captioned “Corporate Governance Practices” and "Director Independence."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this Item is incorporated herein by reference to the portion of the Proxy Statement (which we intend to file with the SEC within 120 days after the close of our fiscal year) captioned “Fees and Services of Independent Registered Public Accounting Firm." The Company's independent registered public accounting firm is Baker Tilly US, LLP, PCAOB ID: (23)

Chesapeake Utilities Corporation 2023 Form 10-K Page 105

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
The following documents are filed as part of this Annual Report:
(a)(1) All of the financial statements, reports and notes to the financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.

(a)(2) Schedule II—Valuation and Qualifying Accounts.
(a)(3) The Exhibits below.

• Exhibit 2.1
Stock Purchase Agreement, dated September 26, 2023, by and among Florida Power & Light Company and Chesapeake Utilities Corporation (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2023).

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

• Exhibit 3.3
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Chesapeake Utilities Corporation, is incorporated herein by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed May 9, 2017, File No. 001-11590.

• Exhibit 3.4
Certificate of Elimination of Series A Participating Cumulative Preferred Stock of Chesapeake Utilities Corporation, is incorporated herein by reference to Exhibit 3.6 to our Annual Report on Form 10-K for the year ended December 31, 2017, File No. 001-11590.

• Exhibit 3.4
Note Purchase Agreement, dated November 20, 2023, by and among Chesapeake Utilities Corporation and the purchasers party thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2023).

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

Chesapeake Utilities Corporation 2023 Form 10-K     Page 106

• Exhibit 4.7	Note Purchase Agreement, dated August 25, 2021, by and among Chesapeake Utilities Corporation, MetLife Insurance K.K., Thrivent Financial For Lutherans, CMFG Life Insurance Company, and American Memorial Life Insurance Company relating to the placement of Chesapeake Utilities Corporation's 2.49% Senior Notes due 2037. †

• Exhibit 4.8	Private Shelf Agreement, dated March 2, 2017, by and among Chesapeake Utilities Corporation, Metropolitan Life Insurance Company, and MetLife Investment Management, LLC, relating to the private placement of Chesapeake Utilities Corporation’s 2.95% Senior Notes due 2042.†

• Exhibit 4.9	First Amendment to Private Shelf Agreement, dated May 14, 2020, by and among Chesapeake Utilities Corporation, Metropolitan Life Insurance Company, and MetLife Investment Management, LLC. †

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

• Exhibit 10.3*
Chesapeake Utilities Corporation Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009, is incorporated herein by reference to Exhibit 10.27 of our Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-11590.

• Exhibit 10.4*
First Amendment to the Chesapeake Utilities Corporation Supplemental Executive Retirement Plan as amended and restated effective January 1, 2009, is incorporated herein by reference to Exhibit 10.30 of our Annual Report on Form 10-K for the year ended December 31, 2010, File No. 001-11590.

• Exhibit 10.5
Revolving Credit Agreement dated October 8, 2015, between Chesapeake Utilities Corporation and PNC Bank, National Association, Bank of America, N.A., Citizens Bank N.A., Royal Bank of Canada and Wells Fargo Bank, National Association as lenders, is incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the period ended September 30, 2015, File No. 001-11590.

• Exhibit 10.6
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

• Exhibit 10.7
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

Chesapeake Utilities Corporation 2023 Form 10-K Page 107

• Exhibit 10.9	Note Agreement dated September 28, 2022, among Chesapeake Utilities Corporation, as issuer, PGIM, Inc. (formerly known as Prudential Investment Management, Inc.) and each of its affiliates relating to the private placement of Chesapeake Utilities Corporation's 5.43% Senior Notes due 2038.†

• Exhibit 10.10*
Executive Retirement Agreement dated October 9, 2019, between Chesapeake Utilities Corporation and Stephen C. Thompson is incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, File No. 001-11590.

• Exhibit 10.11
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

• Exhibit 10.12*
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

• Exhibit 10.13*
Form of Performance Share Agreement dated February 22, 2023 for the period 2023-2025, pursuant to Chesapeake Utilities Corporation 2013 Stock and Incentive Compensation Plan by and between Chesapeake Utilities Corporation and each of Jeffry M. Householder, Beth W. Cooper, James F. Moriarty, Kevin Webber and Jeffrey S. Sylvester is incorporated herein by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2022. File No. 001-11590

• Exhibit 10.14*
Form of Performance Share Agreement, effective February 25, 2020 for the period 2020 to 2022, pursuant to Chesapeake Utilities Corporation 2013 Stock and Incentive Compensation Plan by and between Chesapeake Utilities Corporation and each of Jeffry M. Householder, Beth W. Cooper, James F. Moriarty and Kevin Webber is incorporated herein by reference to Exhibit 10.28 to our Annual Report on Form 10-K for the year ended December 31, 2019, File No. 001-11590.

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

• Exhibit 10.16
Loan Agreement dated April 24, 2020, between Chesapeake Utilities Corporation and PNC Bank, National Association is incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, File No. 001-11590.

• Exhibit 10.17
Loan Agreement dated April 27, 2020, between Chesapeake Utilities Corporation and Bank of America, N.A. is incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, File No. 001-11590.

• Exhibit 10.18
Revolving Line of Credit Note dated April 24, 2020 issued by Chesapeake Utilities Corporation in favor of PNC Bank, National Association is incorporated herein by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, File No. 001-11590.

• Exhibit 10.19
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

Chesapeake Utilities Corporation 2023 Form 10-K     Page 108

• Exhibit 10.21
Loan Agreement dated May 6, 2020 between Chesapeake Utilities Corporation and Royal bank of Canada is incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, File No. 001-11590.

• Exhibit 10.22
Form of Revolving Loan Note in favor of Citizens Bank National Association is incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, File No. 001-11590.

• Exhibit 10.23
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

• Exhibit 10.25
Amended and Restated Credit Agreement, dated August 12, 2021, by and between Chesapeake Utilities Corporation, PNC Bank, National Association, and several other financial institutions named therein is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, File No. 001-11590

• Exhibit 10.26*
Executive Employment Agreement, dated December 16, 2021, by and between Chesapeake Utilities Corporation and Jeffrey S. Sylvester is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 20, 2021, File No. 001-11590

• Exhibit 10.27*
Executive Employment Agreement, dated December 16, 2021, by and between Chesapeake Utilities Corporation and Jeffry M. Householder is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 20, 2021, File No. 001-11590

• Exhibit 10.28*
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

• Exhibit 10.32*
Chesapeake Utilities Corporation 2023 Stock and Incentive Compensation Plan as approved by stockholders and effective on May 3, 2023 is incorporated herein by reference to Exhibit 10.1 to our Registration Statement on Form S-8 filed May 3, 2023, File No. 001-11590.

• Exhibit 10.33*	Second Amendment to the Non-Qualified Deferred Compensation Plan, effective October 2, 2023, is filed herewith.

• Exhibit 10.34*
Form of Amendment to the Executive Employment Agreement, effective October 2, 2023, for each of Jeffry M. Householder, Beth W. Cooper, James F. Moriarty, Kevin J. Webber and Jeffrey S. Sylvester is filed herewith.

• Exhibit 10.35
Second Amendment to Amended and Restated Credit Agreement, dated August 9, 2023, by and between Chesapeake Utilities Corporation and PNC Bank, National Association, and several other financial institutions is incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the period ended September 30, 2023, File No. 001-11590.

Chesapeake Utilities Corporation 2023 Form 10-K Page 109

• Exhibit 10.36
Commitment Letter for Bridge Facility, dated September 26, 2023, by and between Chesapeake Utilities Corporation and Barclays Bank PLC is incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the period ended September 30, 2023, File No. 001-11590.

• Exhibit 10.37
Third Amendment to Amended and Restated Credit Agreement, dated October 13, 2023, by and between Chesapeake Utilities Corporation and PNC Bank, National Association is incorporated herein by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the period ended September 30, 2023, File No. 001-11590.

• Exhibit 21	Subsidiaries of the Registrant is filed herewith.

• Exhibit 23.1	Consent of Independent Registered Public Accounting Firm is filed herewith.

• Exhibit 31.1	Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to Exchange Act Rule 13a-14(a) and 15d – 14(a), is filed herewith.

• Exhibit 31.2	Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to Exchange Act Rule 13a-14(a) and 15d – 14(a), is filed herewith.

• Exhibit 32.1	Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350, is filed herewith.

• Exhibit 32.2	Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350, is filed herewith.

• Exhibit 97	Chesapeake Utilities Corporation Incentive-Based Compensation Clawback Policy effective October 2, 2023, is filed herewith.

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

Chesapeake Utilities Corporation 2023 Form 10-K     Page 110

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
February 21, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JEFFRY M. HOUSEHOLDER	/S/ BETH W. COOPER
Jeffry M. Householder	Beth W. Cooper, Executive Vice President,
President, Chief Executive Officer and Director	Chief Financial Officer, Treasurer
February 21, 2024	and Assistant Corporate Secretary
(Principal Financial and Accounting Officer)
February 21, 2024

/S/ LISA G. BISACCIA	/S/ LILA A. JABER
Lisa G. Bisaccia, Director	Lila A. Jaber, Director
February 21, 2024	February 21, 2024

/S/ THOMAS J. BRESNAN	/S/ PAUL L. MADDOCK, JR.
Thomas J. Bresnan, Lead Director	Paul L. Maddock, Jr., Director
February 21, 2024	February 21, 2024

/S/ RONALD G. FORSYTHE, JR.	/S/ SHEREE M. PETRONE
Dr. Ronald G. Forsythe, Jr., Director	Sheree M. Petrone, Director
February 21, 2024	February 21, 2024

/S/ STEPHANIE N. GARY
Stephanie N. Gary, Director
February 21, 2024

/S/ THOMAS P. HILL, JR.
Thomas P. Hill, Jr., Director
February 21, 2024

/S/ DENNIS S. HUDSON, III
Dennis S. Hudson, III, Director
February 21, 2024

Chesapeake Utilities Corporation 2023 Form 10-K Page 111

Chesapeake Utilities Corporation and Subsidiaries
Schedule II
Valuation and Qualifying Accounts

		Additions
For the Year Ended December 31,	Balance at Beginning of Year	Charged to Income	Other Accounts (1)	Deductions (2)	Balance at End of Year
(in thousands)
Reserve Deducted From Related Assets
Reserve for Uncollectible Accounts
2023	$2,877	$2,340	$166	$(2,684)	$2,699
2022	$3,141	$1,550	$172	$(1,986)	$2,877
2021	$4,785	$134	$(125)	$(1,653)	$3,141
(1) Recoveries and other allowance adjustments.
(2) Uncollectible accounts charged off.

Chesapeake Utilities Corporation 2023 Form 10-K     Page 112