Form 10-Q
period 2024-03-31
CHESAPEAKE UTILITIES CORP
filed 2024-05-08
CIK 19745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2024
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Common Stock, par value $0.4867 — 22,270,177 shares outstanding as of May 6, 2024.

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
Company: Chesapeake Utilities Corporation, and its divisions and subsidiaries, as appropriate in the context of the disclosure
CNG: Compressed natural gas
Degree-day: Measure of the variation in the weather based on the extent to which the average daily temperature (from 10:00 am to 10:00 am) falls above (CDD) or below (HDD) 65 degrees Fahrenheit
Delmarva Peninsula: A peninsula on the east coast of the U.S. comprised of Delaware and portions of Maryland and Virginia
Diversified Energy: An entity from whom we acquired certain propane operating assets in North Carolina, South Carolina, Virginia, and Pennsylvania
DRIP: Dividend Reinvestment and Direct Stock Purchase Plan
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

Elkton Gas: Elkton Gas Company, a wholly-owned subsidiary of Chesapeake Utilities

FASB: Financial Accounting Standards Board

FCG or Florida City Gas: Pivotal Utility Holdings, Inc, doing business as Florida City Gas, a wholly-owned subsidiary of Chesapeake Utilities that was acquired from Florida Power & Light Company on November 30, 2023
FERC: Federal Energy Regulatory Commission
FGT: Florida Gas Transmission Company
Florida Natural Gas: Refers to the Company's legacy Florida natural gas distribution operations (excluding FCG) that were consolidated under FPU, for both rate-making and operations purposes
Florida OPC: The Office of Public Counsel, an agency established by the Florida legislature who advocates on behalf of Florida's utility consumers prior to actions or rule changes
FPU: Florida Public Utilities Company, a wholly-owned subsidiary of Chesapeake Utilities

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
RSAM: Reserve surplus amortization mechanism which has been approved by the Florida PSC and is applicable to FCG
Sandpiper Energy: Sandpiper Energy, Inc., a wholly-owned subsidiary of Chesapeake Utilities
SAFE: Safety, Access, and Facility Enhancement, a program to enhance the safety, reliability and accessibility of portions of the FCG's natural gas distribution system
SEC: Securities and Exchange Commission
Senior Notes: Our unsecured long-term debt issued primarily to insurance companies on various dates
Sharp: Sharp Energy, Inc., a wholly-owned subsidiary of Chesapeake Utilities
Shelf Agreement: An agreement entered into by Chesapeake Utilities and a counterparty pursuant to which Chesapeake Utilities may request that the counterparty purchase our unsecured senior debt with a fixed interest rate and a maturity date not to exceed 20 years from the date of issuance
Shelf Notes: Unsecured senior promissory notes issuable under the Shelf Agreement executed with various counterparties
SICP: Stock and Incentive Compensation Plan, which as used herein covers stock-based compensation awards issued under the current 2024 plan and the previous 2013 plan
SOFR: Secured Overnight Financing Rate, a secured interbank overnight interest rate established as an alternative to LIBOR
TCJA: Tax Cuts and Jobs Act enacted on December 22, 2017
TETLP: Texas Eastern Transmission, LP, an interstate pipeline interconnected with Eastern Shore's pipeline
Uncollateralized Senior Notes: Our unsecured long-term debt issued primarily to insurance companies on various dates
U.S.: The United States of America

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,
	2024	2023
(in thousands, except per share data)
Operating Revenues
Regulated Energy	$168,426	$142,270
Unregulated Energy	83,103	83,166
Other businesses and eliminations	(5,785)	(7,307)
Total Operating Revenues	245,744	218,129
Operating Expenses
Natural gas and electric costs	49,918	55,288
Propane and natural gas costs	31,299	33,301
Operations	51,560	44,767
FCG transaction and transition-related expenses	921	—
Maintenance	5,903	5,104
Depreciation and amortization	17,016	17,183
Other taxes	9,542	7,571
Total Operating Expenses	166,159	163,214
Operating Income	79,585	54,915
Other income, net	195	276
Interest charges	17,026	7,232
Income Before Income Taxes	62,754	47,959
Income taxes	16,586	11,615
Net Income	$46,168	$36,344

Weighted Average Common Shares Outstanding:
Basic	22,250	17,760
Diluted	22,306	17,832
Earnings Per Share of Common Stock:
Basic	$2.07	$2.05
Diluted	$2.07	$2.04
The accompanying notes are an integral part of these condensed consolidated financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
	2024	2023
(in thousands)
Net Income	$46,168	$36,344
Other Comprehensive Income (Loss), net of tax:
Employee Benefits, net of tax:
Reclassifications of amortization of prior service credit and actuarial loss, net of tax of $4 and $3, respectively	13	10
Cash Flow Hedges, net of tax:
Net gain on commodity contract cash flow hedges, net of tax of $534 and $7, respectively	1,441	22
Reclassifications of net gain on commodity contract cash flow hedges, net of tax $(293) and $(166), respectively	(791)	(440)
Net gain (loss) on interest rate swap cash flow hedges, net of tax of $143 and $(52), respectively	417	(148)
Reclassifications of net (gain) on interest rate swap cash flow hedges, net of tax of $(44) and $(17), respectively	(128)	(48)
Total Other Comprehensive Income (Loss), net of tax	952	(604)
Comprehensive Income	$47,120	$35,740
The accompanying notes are an integral part of these condensed consolidated financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

Assets	March 31, 2024	December 31, 2023
(in thousands, except per share data)
Property, Plant and Equipment
Regulated Energy	$2,470,135	$2,418,494
Unregulated Energy	416,833	410,807
Other businesses and eliminations	31,606	30,310
Total property, plant and equipment	2,918,574	2,859,611
Less: Accumulated depreciation and amortization	(530,832)	(516,429)
Plus: Construction work in progress	123,338	113,192
Net property, plant and equipment	2,511,080	2,456,374
Current Assets
Cash and cash equivalents	1,695	4,904
Trade and other receivables	70,750	74,485
Less: Allowance for credit losses	(2,450)	(2,699)
Trade and other receivables, net	68,300	71,786
Accrued revenue	28,308	32,597
Propane inventory, at average cost	8,367	9,313
Other inventory, at average cost	19,638	19,912
Regulatory assets	24,289	19,506
Storage gas prepayments	1,147	4,695
Income taxes receivable	—	3,829
Prepaid expenses	13,681	15,407
Derivative assets, at fair value	1,012	1,027
Other current assets	3,228	2,723
Total current assets	169,665	185,699
Deferred Charges and Other Assets
Goodwill	507,573	508,174
Other intangible assets, net	16,414	16,865
Investments, at fair value	13,221	12,282
Derivative assets, at fair value	126	40
Operating lease right-of-use assets	11,719	12,426
Regulatory assets	86,039	96,396
Receivables and other deferred charges	16,047	16,448
Total deferred charges and other assets	651,139	662,631
Total Assets	$3,331,884	$3,304,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

Capitalization and Liabilities	March 31, 2024	December 31, 2023
(in thousands, except per share data)
Capitalization
Stockholders’ equity
Preferred stock, par value $0.01 per share (authorized 2,000 shares), no shares issued and outstanding	$—	$—
Common stock, par value $0.4867 per share (authorized 50,000 shares)	10,838	10,823
Additional paid-in capital	750,162	749,356
Retained earnings	521,689	488,663
Accumulated other comprehensive income (loss)	(1,786)	(2,738)
Deferred compensation obligation	9,562	9,050
Treasury stock	(9,562)	(9,050)
Total stockholders’ equity	1,280,903	1,246,104
Long-term debt, net of current maturities	1,185,166	1,187,075
Total capitalization	2,466,069	2,433,179
Current Liabilities
Current portion of long-term debt	18,511	18,505
Short-term borrowing	170,355	179,853
Accounts payable	63,058	77,481
Customer deposits and refunds	43,682	46,427
Accrued interest	17,148	7,020
Dividends payable	13,138	13,119
Accrued compensation	7,066	16,544
Regulatory liabilities	21,328	13,719
Income taxes payable	818	—
Derivative liabilities, at fair value	31	354
Other accrued liabilities	16,520	13,362
Total current liabilities	371,655	386,384
Deferred Credits and Other Liabilities
Deferred income taxes	271,335	259,082
Regulatory liabilities	193,030	195,279
Environmental liabilities	2,546	2,607
Other pension and benefit costs	16,010	15,330
Derivative liabilities, at fair value	43	927
Operating lease - liabilities	9,832	10,550
Deferred investment tax credits and other liabilities	1,364	1,366
Total deferred credits and other liabilities	494,160	485,141
Environmental and other commitments and contingencies (Notes 6 and 7)
Total Capitalization and Liabilities	$3,331,884	$3,304,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2024	2023
(in thousands)
Operating Activities
Net income	$46,168	$36,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,909	17,183
Depreciation and accretion included in other costs	4,016	2,834
Deferred income taxes	11,905	2,453
Realized (loss) on commodity contracts and sale of assets	(1,811)	(284)
Unrealized (gain) loss on investments/commodity contracts	(830)	(551)
Employee benefits and compensation	(24)	119
Share-based compensation	2,113	2,408
Changes in assets and liabilities:
Accounts receivable and accrued revenue	7,806	5,641
Propane inventory, storage gas and other inventory	4,769	5,373
Regulatory assets/liabilities, net	10,059	24,607
Prepaid expenses and other current assets	2,572	3,985
Accounts payable and other accrued liabilities	(10,114)	(21,166)
Income taxes receivable/payable	4,647	10,095
Customer deposits and refunds	(2,745)	(476)
Accrued compensation	(9,480)	(8,436)
Accrued interest	10,127	1,500
Other assets and liabilities, net	1,195	38
Net cash provided by operating activities	97,282	81,667
Investing Activities
Property, plant and equipment expenditures	(75,512)	(42,418)
Proceeds from sale of assets	250	506
Acquisitions, net of cash acquired	612	—
Environmental expenditures	(61)	(742)
Net cash used in investing activities	(74,711)	(42,654)
Financing Activities
Common stock dividends	(12,884)	(9,492)
Issuance of stock under the Dividend Reinvestment Plan, net of offering fees	41	—
Tax withholding payments related to net settled stock compensation	(1,466)	(2,455)
Change in cash overdrafts due to outstanding checks	715	(323)
Net repayments under line of credit agreements	(10,213)	(107,755)
Proceeds from long-term debt, net of offering fees	—	79,840
Repayment of long-term debt	(1,973)	(1,967)
Net cash used in financing activities	(25,780)	(42,152)
Net Decrease in Cash and Cash Equivalents	(3,209)	(3,139)
Cash and Cash Equivalents—Beginning of Period	4,904	6,204
Cash and Cash Equivalents—End of Period	$1,695	$3,065
The accompanying notes are an integral part of these condensed consolidated financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock (1)
(in thousands, except per share data)	Number of Shares(2)	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Treasury Stock	Total
Balance at December 31, 2022	17,741	$8,635	$380,036	$445,509	$(1,379)	$7,060	$(7,060)	$832,801
Net income	—	—	—	36,344	—	—	—	36,344
Other comprehensive loss	—	—	—	—	(604)	—	—	(604)
Dividends declared ($0.535 per share)	—	—	—	(9,644)	—	—	—	(9,644)
Issuance under various plans (3)	—	—	(11)	—	—	—	—	(11)
Share-based compensation and tax benefit (4) (5)	48	24	(322)	—	—	—	—	(298)
Treasury stock activities (2)	—	—	—	—	—	1,756	(1,756)	—
Balance at March 31, 2023	17,789	$8,659	$379,703	$472,209	$(1,983)	$8,816	$(8,816)	$858,588

Balance at December 31, 2023 (6)	22,235	$10,823	$749,356	$488,663	$(2,738)	$9,050	$(9,050)	$1,246,104
Net income	—	—	—	46,168	—	—	—	46,168
Other comprehensive income	—	—	—	—	952	—	—	952
Dividends declared ($0.590 per share)	—	—	—	(13,142)	—	—	—	(13,142)
Issuance under various plans (3)	3	1	272	—	—	—	—	273
Share-based compensation and tax benefit (4) (5)	29	14	534	—	—	—	—	548
Treasury stock activities (2)	—	—	—	—	—	512	(512)	—
Balance at March 31, 2024	22,267	$10,838	$750,162	$521,689	$(1,786)	$9,562	$(9,562)	$1,280,903

(1)2.0 million shares of preferred stock at $0.01 par value have been authorized. No shares have been issued or are outstanding; accordingly, no information has been included in the Condensed Consolidated Statements of Stockholders’ Equity.
(2)Includes 111 thousand, 108 thousand, 110 thousand, and 108 thousand shares at March 31, 2024, December 31, 2023, March 31, 2023 and December 31, 2022, respectively, held in a Rabbi Trust related to our Non-Qualified Deferred Compensation Plan.
(3)Includes shares issued under the Retirement Savings Plan and DRIP and/or ATM as applicable.
(4)Includes amounts for shares issued for directors’ compensation.
(5)The shares issued under the SICP are net of shares withheld for employee taxes. For the three months ended March 31, 2024 and 2023, we withheld 14 thousand and 20 thousand shares, respectively, for employee taxes.
(6)Includes 4.4 million shares issued during 2023 related to the acquisition of FCG. See Notes 3 and 9 for details associated with the FCG acquisition and related financing.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in compliance with the rules and regulations of the SEC and GAAP. In accordance with these rules and regulations, certain information and disclosures normally required for audited financial statements have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in our latest Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair presentation of our results of operations, financial position and cash flows for the interim periods presented.

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

Recent Accounting Standards Yet to be Adopted
FASB
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

SEC
Climate-Related Disclosures - In March 2024, the SEC issued a final rule that requires a public entity to provide disclosures surrounding material Scope 1 and Scope 2 emissions, climate-related risks and the material impact of those risks and material climate targets and goals. In April 2024, the SEC issued a stay on the final rule as a result of various petitions being filed and that sought review of the final ruling in multiple courts of appeals. At this time, it is uncertain when the review will be completed, the final outcome of the review, and the ultimate disclosure requirements.

2.    Calculation of Earnings Per Share

	Three Months Ended
	March 31,
	2024	2023
(in thousands, except per share data)
Calculation of Basic Earnings Per Share:
Net Income	$46,168	$36,344
Weighted average shares outstanding (1)	22,250	17,760
Basic Earnings Per Share	$2.07	$2.05

Calculation of Diluted Earnings Per Share:
Net Income	$46,168	$36,344
Reconciliation of Denominator:
Weighted shares outstanding—Basic (1)	22,250	17,760
Effect of dilutive securities—Share-based compensation	56	72
Adjusted denominator—Diluted	22,306	17,832
Diluted Earnings Per Share	$2.07	$2.04
 (1) Weighted average shares for the quarter ended March 31, 2024 reflect the impact of 4.4 million common shares issued in November 2023 in connection with the acquisition of FCG. See Notes 3 and 9 for additional details on the acquisition and related equity offering.

3.     Acquisitions
Acquisition of Florida City Gas
On November 30, 2023, we completed the acquisition of FCG for $922.8 million in cash, which included working capital adjustments as defined in the agreement that were settled during the first quarter of 2024, pursuant to the stock purchase agreement with Florida Power & Light Company. Upon completion of the acquisition, FCG became a wholly-owned subsidiary of the Company and is included within our Regulated Energy segment.

FCG serves approximately 120,000 residential and commercial natural gas customers across eight counties in Florida, including Miami-Dade, Broward, Brevard, Palm Beach, Hendry, Martin, St. Lucie and Indian River. Its natural gas system includes approximately 3,800 miles of distribution main and 80 miles of transmission pipe.

The purchase price of the acquisition was funded with $366.4 million of net proceeds from the issuance of 4.4 million shares of our common stock, the issuance of approximately $550.0 million principal amount of uncollateralized senior notes, and borrowings under the Company's Revolver. See Note 14, Long-Term Debt, and Note 9, Stockholders' Equity, for additional details on these financing activities.
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

The components of the preliminary purchase price allocation are as follows:

(in thousands)
Assets acquired:	Acquisition Date Fair Value
Cash	$2,270
Accounts receivable, net	14,456
Regulatory assets - current	2,983
Other current assets	2,082
Property, plant and equipment	454,410
Goodwill	460,592
Regulatory assets - non-current	3,381
Other deferred charges and other assets	18,309
Total assets acquired	958,483

Liabilities assumed:
Current liabilities	(20,978)
Regulatory liabilities	(14,137)
Other deferred credits and other liabilities	(548)
Total liabilities assumed	(35,663)

Net purchase price	$922,820

Direct transaction costs of $10.4 million associated with the FCG acquisition were reflected in “FCG transaction-related expenses” on our consolidated statement of income for the year ended December 31, 2023. In addition, interest charges included $4.1 million related to fees and expenses associated with the Bridge Facility, which was terminated without any funds drawn, for the year ended December 31, 2023. Other transaction costs of $15.9 million, related primarily to the debt and equity financings executed in connection with the acquisition, were deferred on the consolidated balance sheet or recorded in equity as an offset to proceeds received, as appropriate, as of December 31, 2023.
For the three months ended March 31, 2024, the Company’s consolidated results include $35.9 million of operating revenue and net income of $4.2 million attributable to FCG which includes $0.9 million of transaction and transition-related expenses.

Acquisition of J.T. Lee and Son's
In December 2023, Sharp acquired the propane operating assets of J.T. Lee and Son's in Cape Fear, North Carolina for $3.9 million. In connection with this acquisition, we recorded a $0.3 million liability which is subject to the seller's adherence to various provisions contained in the purchase agreement through the first anniversary of the transaction closing. Through this acquisition, we expanded our operating footprint in North Carolina, where customers are served by Diversified Energy. Sharp added approximately 3,000 customers and distribution of approximately 800,000 gallons of propane annually. The transaction also includes a bulk plant with 60,000 gallons of propane storage, enabling the Company to realize efficiencies with additional storage capacity and overlapping delivery territories.

In connection with this acquisition, we recorded $2.7 million in property plant and equipment, $0.9 million in goodwill, $0.2 million in working capital, and less than $0.1 million in intangible assets associated primarily with non-compete agreements, all of which are deductible for income tax purposes. The amounts recorded in conjunction with the acquisition are preliminary, and subject to adjustment based on contractual provisions and finalization prior to the first anniversary of the transaction closing. The financial results associated with this acquisition are included within our propane distribution operations within our Unregulated Energy segment. The operating revenues and net income of this acquisition were not material to our consolidated results for the three months ended March 31, 2024.

4.     Revenue Recognition
We recognize revenue when our performance obligations under contracts with customers have been satisfied, which generally occurs when our businesses have delivered or transported natural gas, electricity or propane to customers. We exclude sales taxes and other similar taxes from the transaction price. Typically, our customers pay for the goods and/or services we provide in the month following the satisfaction of our performance obligation. The following tables display our revenue by major source based on product and service type for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024				Three Months Ended March 31, 2023
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Energy distribution
Delaware natural gas division	$31,917	$—	$—	$31,917	$36,907	$—	$—	$36,907
Florida natural gas distribution	47,956	—	—	47,956	46,358	—	—	46,358
Florida City Gas	35,877	—	—	35,877	—	—	—	—
FPU electric distribution	19,964	—	—	19,964	22,737	—	—	22,737
Maryland natural gas division	9,855	—	—	9,855	12,263	—	—	12,263
Sandpiper natural gas/propane operations	7,057	—	—	7,057	7,082	—	—	7,082
Elkton Gas	2,859	—	—	2,859	4,141	—	—	4,141
Total energy distribution	155,485	—	—	155,485	129,488	—	—	129,488
Energy transmission
Aspire Energy	—	13,608	—	13,608	—	13,954	—	13,954
Aspire Energy Express	369	—	—	369	364	—	—	364
Eastern Shore	21,266	—	—	21,266	20,670	—	—	20,670
Peninsula Pipeline	7,992	—	—	7,992	6,911	—	—	6,911
Total energy transmission	29,627	13,608	—	43,235	27,945	13,954	—	41,899
Energy generation
Eight Flags	—	4,555	—	4,555	—	5,300	—	5,300
Propane operations
Propane delivery operations	—	61,572	—	61,572	—	59,980	—	59,980
Compressed Natural Gas Services
Marlin Gas Services	—	3,428	—	3,428	—	4,001	—	4,001
Other and eliminations
Eliminations	(16,686)	(60)	(5,830)	(22,576)	(15,163)	(69)	(7,352)	(22,584)
Other	—		45	45	—	—	45	45
Total other and eliminations	(16,686)	(60)	(5,785)	(22,531)	(15,163)	(69)	(7,307)	(22,539)

Total operating revenues (1)	$168,426	$83,103	$(5,785)	$245,744	$142,270	$83,166	$(7,307)	$218,129

(1) Total operating revenues for the three months ended March 31, 2024 and 2023 both include other revenue (revenues from sources other than contracts with customers) of $0.6 million and $0.1 million for our Regulated and Unregulated Energy segments, respectively. The sources of other revenues include revenue from alternative revenue programs related to revenue normalization for the Maryland division and Sandpiper Energy and late fees.

Contract Balances
The timing of revenue recognition, customer billings and cash collections results in trade receivables, unbilled receivables (contract assets), and customer advances (contract liabilities) in our condensed consolidated balance sheets. The balances of our trade receivables, contract assets, and contract liabilities as of March 31, 2024 and December 31, 2023 were as follows:

	Trade Receivables	Contract Assets (Current)	Contract Assets (Non-current)	Contract Liabilities (Current)
(in thousands)
Balance at 12/31/2023	$67,741	$18	$3,524	$1,022
Balance at 3/31/2024	61,497	18	3,370	710
Increase (Decrease)	$(6,244)	$—	$(154)	$(312)
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
At times, we receive advances or deposits from our customers before we satisfy our performance obligation, resulting in contract liabilities. Contract liabilities are included in other accrued liabilities in the condensed consolidated balance sheets and relate to non-refundable prepaid fixed fees for our propane distribution operation's retail offerings. Our performance obligation is satisfied over the term of the respective customer retail program on a ratable basis. For the three months ended March 31, 2024 and 2023, the amounts recognized in revenue were not material.

Remaining Performance Obligations
Certain of our businesses have long-term fixed fee contracts with customers in which revenues are recognized when performance obligations are satisfied over the contract term. Revenue for these businesses for the remaining performance obligations, at March 31, 2024, are expected to be recognized as follows:

(in thousands)	2024	2025	2026	2027	2028	2029	2030 and thereafter
Eastern Shore and Peninsula Pipeline	$27,404	$30,520	$26,668	$23,535	$22,657	$20,733	$128,891
Natural gas distribution operations	7,284	9,310	8,596	6,567	5,346	4,802	23,744
FPU electric distribution	562	749	364	364	364	—	—
Total revenue contracts with remaining performance obligations	$35,250	$40,579	$35,628	$30,466	$28,367	$25,535	$152,635

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

Delaware

In September 2023, the Delaware Division submitted the Energy Efficiency Rider application for natural gas with the Delaware PSC after obtaining an affirmative recommendation from the Delaware Energy Efficiency Advisory Council (“EEAC”). The application was the first in the state and included four programs including, Home Energy Counseling, Home Performance with Energy Star, Assisted Home Performance with Energy Star, and a standard Offer Program in which customers can participate and allow for recovery. The evidentiary hearing on this matter was held in April 2024 with all programs, with the exception of the Offer Program, approved by the PSC and rates became effective May 1, 2024.

Maryland

Maryland Natural Gas Rate Case: In January 2024, our natural gas distribution businesses in Maryland, CUC-Maryland Division, Sandpiper Energy, Inc., and Elkton Gas Company (collectively, “Maryland natural gas distribution businesses”), filed a joint application for a natural gas rate case with the Maryland PSC. In connection with the application, we are seeking approval of the following: (i) permanent rate relief of approximately $6.9 million; (ii) authorization to make certain changes to tariffs to include a unified rate structure and to consolidate the Maryland natural gas distribution businesses which we anticipate will be called Chesapeake Utilities of Maryland, Inc.; and (iii) authorization to establish a rider for recovery of the costs associated with our new technology systems. The outcome of the application is subject to review and approval by the Maryland PSC. Rate changes are suspended until December 2024.

Maryland Natural Gas Depreciation Study: In January 2024, our Maryland natural gas distribution businesses filed a joint petition for approval of their proposed unified depreciation rates with the Maryland PSC. The outcome of the filing is subject to review by the Maryland PSC which is expected to be completed in the third quarter of 2024.

Florida

Wildlight Expansion: In August 2022, Peninsula Pipeline and FPU filed a joint petition with the Florida PSC for approval of its Transportation Service Agreement associated with the Wildlight planned community located in Nassau County, Florida. The project enables us to meet the significant growing demand for service in Yulee, Florida. The agreement will enable us to construct the project during the build-out of the community and charge the reservation rate as each phase of the project goes into service. Construction of the pipeline facilities will occur in two separate phases. Phase one consists of three extensions with associated facilities, and a gas injection interconnect with associated facilities. Phase two will consist of two additional pipeline extensions. The various phases of the project commenced in the first quarter of 2023, with construction on the overall project continuing through 2025. The petition was approved by the Florida PSC in November 2022.

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

The RSAM is recorded as either an increase or decrease to accrued removal costs which is reflected on the Company’s balance sheets and a corresponding increase or decrease to depreciation and amortization expense. In order to earn the targeted regulatory return on equity ("ROE") in each reporting period subject to the conditions of the effective rate agreement, RSAM is calculated using a trailing thirteen-month average of rate base and capital structure in conjunction with the trailing twelve-month regulatory base net operating income, which primarily includes the base portion of rates and other revenues, net of operations and maintenance expenses, depreciation and amortization, interest and tax expenses. In general, the net impact of these income statement line items is adjusted, in part, by RSAM or its reversal to earn the targeted regulatory ROE. For the three months ended March 31, 2024, the Company recorded decreases to asset removal costs and depreciation expense of $3.4 million as a result of the RSAM adjustment.

Storm Protection Plan: In 2020, the Florida PSC implemented the Storm Protection Plan ("SPP") and Storm Protection Plan Cost Recovery Clause ("SPPCRC") rules, which require electric utilities to petition the Florida PSC for approval of a Transmission and Distribution Storm Protection Plan that covers the utility’s immediate 10-year planning period with updates to the plan at least every 3 years. The SPPCRC rules allow the utility to file for recovery of associated costs for the SPP. Our Florida electric distribution operation’s SPP plan was filed during the first quarter of 2022 and approved in the fourth quarter of 2022 with modifications, by the Florida PSC. Rates associated with this initiative were effective in January 2023. The Commission voted to approve the projections in November 2023. FPU projects to spend $13.6 million on the program in 2024.

GUARD Program: In February 2023, FPU filed a petition with the Florida PSC for approval of the GUARD program. GUARD is a ten-year program to enhance the safety, reliability, and accessibility of portions of our natural gas distribution system. We identified various categories of projects to be included in GUARD, which include the relocation of mains and service lines located in rear easements and other difficult to access areas to the front of the street, the replacement of problematic distribution mains, service lines, and maintenance and repair equipment and system reliability projects. In August 2023, the Florida PSC approved the GUARD program, which included $205.0 million of capital expenditures projected to be spent over a 10-year period.

SAFE Program: In June 2023, the Florida PSC issued the approval order for the continuation of the SAFE program beyond its 2025 expiration date and inclusion of 150 miles of additional mains and services located in rear property easements. The SAFE program is designed to relocate certain mains and facilities associated with rear lot easements to street front locations to improve FCG's ability to inspect and maintain the facilities and reduce opportunities for damage and theft. In the same order, the Commission approved a replacement of 160 miles of pipe that was used in the 1970s and 1980s and shown through industry research to exhibit premature failure in the form of cracking. The program includes projected capital expenditures of $205.0 million over a 10-year period.

In April 2024, FCG filed a petition with the Florida PSC to more closely align the SAFE Program with FPU's GUARD program. Specifically, the requested modifications will enable FCG to accelerate remediation related to problematic pipe and facilities consisting of obsolete and exposed pipe. If approved, these efforts will serve to improve the safety and reliability of service to FCG's customers. These modifications, if approved, result in an estimated additional $50.0 million in capital expenditures associated with the SAFE Program which would increase the total projected capital expenditures to $255.0 million over a 10-year period.

Newberry Expansion: In April 2023, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with FPU for an additional 8,000 Dts/d of firm service in the Newberry, Florida area. The petition was approved by the Florida PSC in the third quarter of 2023. Peninsula Pipeline will construct a pipeline extension, which will be used by FPU to support the development of a natural gas distribution system to provide gas service to the City of Newberry. A filing to address the acquisition and conversion of existing Company owned propane community gas systems in Newberry was made in November 2023. The Florida PSC approved it in April 2024. The Company anticipates beginning the conversions of the community gas systems in the second quarter of 2024.

East Coast Reinforcement Projects: In December 2023, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreements with FPU for projects that will support additional supply to communities on the East Coast of Florida. The projects are driven by the need for increased supply to coastal portions of the state that are experiencing significant population growth. Peninsula Pipeline will construct several pipeline extensions which will support FPU’s distribution system in the areas of Boynton Beach and New Smyrna Beach with an additional 15,000 Dts/d and 3,400 Dts/d, respectively. The Florida PSC approved the projects in March 2024.

Central Florida Reinforcement Projects: In February 2024, Peninsula Pipeline filed a petition with the Florida PSC for its Transportation Service Agreements with FPU for projects that will support additional supply to communities located in Central Florida. The projects are driven by the need for increased supply to communities in central Florida that are experiencing significant population growth. Peninsula Pipeline will construct several pipeline extensions which will support FPU's distribution system around Plant City and Lake Mattie with an additional 5,000 Dts/d and 8,700 Dts/d, respectively. The Florida PSC approved the projects in May 2024.

Alternative Natural Gas Projects: In February 2024, Peninsula Pipeline filed a petition with the Florida PSC for its approval of its Transportation Service Agreements with FCG for projects that will support the transportation of additional supply into FCG’s distribution system. The projects are driven by continued growth in the regions and will facilitate additional transportation capacity, including the transportation of pipeline quality gas produced from landfills through FCG's system. Peninsula Pipeline will construct several pipeline extensions which will support FCG's distribution system in Brevard County, Indian-River County, and Miami-Dade County.

St. Cloud Project Amendment: In February 2024, Peninsula Pipeline filed a petition with the Florida PSC for its approval of an amendment to its Transportation Service Agreement with FPU for a project that will support additional supply to communities in St. Cloud Florida. The project is driven by the need to expand gas service to future communities that are expected in that area. Peninsula Pipeline will construct pipeline expansions that will allow FPU to serve the expected new growth. The expansion will provide FPU with an additional 10,000 Dts/d. The Florida PSC approved the projects in May 2024.

Pioneer Supply Header Pipeline Project: In March 2024, Peninsula Pipeline filed a petition with the Florida PSC for its approval of Firm Transportation Service Agreements with both FCG and FPU for a project that will support greater supply growth of natural gas service in southeast Florida. The project consists of the transfer of a pipeline asset from FCG to Peninsula Pipeline. Peninsula Pipeline will proceed to provide transportation service to both FCG and FPU using the pipeline asset, which provides opportunities for additional project development.

Eastern Shore

Worcester Resiliency Upgrade: In August 2023, Eastern Shore filed an application with the FERC requesting authorization to construct the Worcester Resiliency Upgrade, which consists of a mixture of storage and transmission facilities in Sussex County, DE and Wicomico, Worcester, and Somerset Counties in Maryland. The project will provide long-term incremental supply necessary to support the growing demand of the participating shippers. Eastern Shore has requested certificate authorization by December 2024, with a target in-service date by the third quarter of 2025. In December 2023, FERC issued its schedule for preparation of the Environmental Assessment. In April 2024, the FERC issued their environmental assessment with no significant impacts noted.

TCJA

In connection with the TCJA, which was signed into law in December 2017, our customer rates for our regulated businesses were adjusted as applicable as approved by the regulators. Regulatory liabilities related to accumulated deferred income taxes (“ADIT”) associated with the TCJA amounted to $85.5 million and $85.8 million at March 31, 2024 and December 31, 2023, respectively. With the exception of the ADIT balance of $34.2 million attributable to Eastern Shore, such amounts are being amortized in accordance with approvals received from the Delaware, Maryland, and Florida PSCs in 2018 and 2019. The ADIT balance attributable to Eastern Shore will be addressed in its next rate case filing.

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
As of March 31, 2024 and December 31, 2023, we had approximately $3.5 million and $3.6 million, respectively, in environmental liabilities related to the former MGP sites, and related regulatory assets of approximately $0.5 million at the respective balance sheet dates for future recovery of environmental costs from customers.
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
Remediation is ongoing for the MGPs in Winter Haven and Key West in Florida and in Seaford, Delaware. The remaining clean-up costs are estimated to range from $0.3 million to $0.8 million for these three sites. The Environmental Protection Agency has approved a "site-wide ready for anticipated use" status for the Sanford, Florida MGP site, which is the final step before delisting a site. The remaining remediation expenses for the Sanford MGP site are immaterial.
The remedial actions approved by the Florida Department of Environmental Protection have been implemented on the east parcel of our West Palm Beach Florida site. Similar remedial actions have been initiated on the site's west parcel, and construction of active remedial systems are expected to be completed in 2024. Remaining remedial costs for West Palm Beach, including completion of the construction of the system on the West Parcel, are estimated to take between five and fifteen years of operation, maintenance and monitoring, and final site work for closeout of the property is estimated to be between $3.3 million and $5.7 million.

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
FPU’s electric supply contracts require FPU to maintain an acceptable standard of creditworthiness based on specific financial ratios. FPU’s agreement with Florida Power & Light Company requires FPU to meet or exceed a debt service coverage ratio of 1.25 times based on the results of the prior 12 months. If FPU fails to meet this ratio, it must provide an irrevocable letter of credit or pay all amounts outstanding under the agreement within five business days. FPU’s electric supply agreement with Gulf Power requires FPU to meet the following ratios based on the average of the prior six quarters: (a) funds from operations interest coverage ratio (minimum of two times), and (b) total debt to total capital (maximum of 65 percent). If FPU fails to meet the requirements, it has to provide the supplier a written explanation of actions taken, or proposed to be taken, to become compliant. Failure to comply with the ratios specified in the Gulf Power agreement could also result in FPU having to provide an irrevocable letter of credit. As of March 31, 2024, FPU was in compliance with all of the requirements of its fuel supply contracts.
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

Corporate Guarantees
The Board of Directors has authorized us to issue corporate guarantees securing obligations of our subsidiaries and to obtain letters of credit securing our subsidiaries' obligations. The maximum authorized liability under such guarantees and letters of credit as of March 31, 2024 was $35.0 million. The aggregate amount guaranteed related to our subsidiaries at March 31, 2024 was approximately $24.4 million with the guarantees expiring on various dates through March 2025. In addition, the Board has authorized us to issue specific purpose corporate guarantees. The amount of specific purpose guarantees outstanding at March 31, 2024 was $4.0 million.
As of March 31, 2024, we have issued letters of credit totaling approximately $7.0 million related to the electric transmission services for FPU's electric division, the firm transportation service agreement between TETLP and our Delaware and Maryland divisions, the capacity agreement between NEXUS and Aspire, the storage agreement between Bay Gas Storage Company and FCG as well as our primary insurance carriers. These letters of credit have various expiration dates through February 2025 and to date, none have been used. We do not anticipate that the counterparties will draw upon these letters of credit, and we expect that they will be renewed to the extent necessary in the future.

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

The following table presents financial information about our reportable segments:

	Three Months Ended
	March 31,
	2024	2023
(in thousands)
Operating Revenues, Unaffiliated Customers
Regulated Energy	$167,927	$141,621
Unregulated Energy	77,817	76,508
Total operating revenues, unaffiliated customers	$245,744	$218,129
Intersegment Revenues (1)
Regulated Energy	$499	$649
Unregulated Energy	5,286	6,657
Other businesses	45	45
Total intersegment revenues	$5,830	$7,351
Operating Income
Regulated Energy	$58,109	$37,625
Unregulated Energy	21,429	17,245
Other businesses and eliminations	47	45
Operating income	79,585	54,915
Other income, net	195	276
Interest charges	17,026	7,232
Income Before Income Taxes	62,754	47,959
Income taxes	16,586	11,615
Net Income	$46,168	$36,344
(1) All significant intersegment revenues are billed at market rates and have been eliminated from consolidated operating revenues.

(in thousands)	March 31, 2024	December 31, 2023
Identifiable Assets
Regulated Energy segment	$2,830,632	$2,781,581
Unregulated Energy segment	459,825	477,402
Other businesses and eliminations	41,427	45,721
Total Identifiable Assets	$3,331,884	$3,304,704

9.    Stockholders' Equity
Common Stock Issuances
In November 2023, in connection with our acquisition of FCG, we completed an equity offering resulting in the issuance of approximately 4.4 million shares of our common stock at a price per share of $82.72 (net of underwriter discounts and commissions). We received net proceeds of $366.4 million which were used to partially finance the acquisition.

We maintain an effective shelf registration statement with the SEC for the issuance of shares under our DRIP and other plans. Depending on our capital needs and subject to market conditions, in addition to other possible debt and equity offerings, we may issue additional shares under the direct stock purchase component of the DRIP. For the three months ended March 31, 2024, we received net proceeds of $0.1 million under the DRIP. There were no issuances under DRIP during 2023. Our most recent ATM equity program, which allowed us to issue and sell shares of our common stock up to an aggregate offering price of $75.0 million, expired in June 2023.

Accumulated Other Comprehensive Loss

Defined benefit pension and postretirement plan items, unrealized gains (losses) of our propane swap agreements designated as commodity contract cash flow hedges, and the unrealized gains (losses) of our interest rate swap agreements designated as cash flow hedges are the components of our accumulated other comprehensive loss. The following tables present the changes in the balances of accumulated other comprehensive loss components as of March 31, 2024 and 2023. All amounts in the following tables are presented net of tax.

	Defined Benefit	Commodity	Interest Rate
	Pension and	Contract	Swap
	Postretirement	Cash Flow	Cash Flow
	Plan Items	Hedges	Hedges	Total
(in thousands)
As of December 31, 2023	$(2,584)	$(274)	$120	$(2,738)
Other comprehensive income before reclassifications	—	1,441	417	1,858
Amounts reclassified from accumulated other comprehensive income (loss)	13	(791)	(128)	(906)
Net current-period other comprehensive income (loss)	13	650	289	952
As of March 31, 2024	$(2,571)	$376	$409	$(1,786)

As of December 31, 2022	$(2,506)	$1,092	$35	$(1,379)
Other comprehensive income (loss) before reclassifications	—	22	(148)	(126)
Amounts reclassified from accumulated other comprehensive income (loss)	10	(440)	(48)	(478)
Net prior-period other comprehensive income (loss)	10	(418)	(196)	(604)
As of March 31, 2023	$(2,496)	$674	$(161)	$(1,983)
Deferred gains or losses for our commodity contract and interest rate swap cash flow hedges are recognized in earnings upon settlement and are included in the effects of gains and losses from derivative instruments. See Note 12, Derivative Instruments, for additional details. Amortization of the net loss related to the defined benefit pension plan and postretirement plans is included in the computation of net periodic cost (benefit). See Note 10, Employee Benefit Plans, for additional details.

10.    Employee Benefit Plans
Net periodic (benefit) cost for the FPU Pension Plan for the three months ended March 31, 2024 and 2023 is set forth in the following table:

	Three Months Ended
	March 31,
	2024	2023
(in thousands)
Interest cost	$599	$633
Expected return on plan assets	(724)	(668)
Amortization of net loss	69	110
Total periodic (benefit) cost	$(56)	$75

Amounts reclassified from accumulated other comprehensive income (loss) and regulatory assets were not material during the three months ended March 31, 2024 and 2023.
Net periodic benefit costs for our other pension and postretirement benefit plans were not material for the three months ended March 31, 2024 and 2023.

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
During the three months ended March 31, 2024, there were no contributions to the FPU Pension Plan and we do not expect to contribute to the FPU Pension Plan during 2024. The Chesapeake SERP, the Chesapeake Postretirement Plan and the FPU Medical Plan are unfunded and are expected to be paid out of our general funds. Cash benefits paid under these other postretirement benefit plans for the three months ended March 31, 2024 were immaterial. We expect to pay total cash benefits of less than $1.0 million for these other postretirement benefit plans in 2024.

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
All obligations arising under the Non-Qualified Deferred Compensation Plan are payable from our general assets, although we have established a Rabbi Trust to informally fund the plan. Deferrals of cash compensation may be invested by the participants in various mutual funds (the same options that are available in the Retirement Savings Plan). The participants are credited with gains or losses on those investments. Assets held in the Rabbi Trust, recorded as Investments on the condensed consolidated balance sheet, had a fair value of $13.2 million at March 31, 2024 and $12.3 million at December 31, 2023. The assets of the Rabbi Trust are at all times subject to the claims of our general creditors.
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

The table below presents the amounts included in net income related to share-based compensation expense for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023
(in thousands)
Awards to key employees	$1,899	$2,156
Awards to non-employee directors	214	252
Total compensation expense	2,113	2,408
Less: tax benefit	(540)	(622)
Share-based compensation amounts included in net income	$1,573	$1,786
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
The table below presents the summary of the stock activity for awards to key employees for the three months ended March 31, 2024:

(in thousands, except per share data)	Number of Shares	Weighted Average Fair Value
Outstanding—December 31, 2023	213	$117.74
Granted	110	$105.02
Vested	(43)	$103.95
Expired	(27)	$86.24
Forfeited	—	$—
Outstanding—March 31, 2024	253	$117.89
During the three months ended March 31, 2024, we granted awards of 110 thousand shares of common stock to officers and key employees under the SICP, including awards granted in February 2024. The shares granted are multi-year awards that will vest no later than the three-year service period ending December 31, 2026.
In March 2024, upon the election by certain of our executive officers and key employees, we withheld shares with a value at least equivalent to each such executive officer’s minimum statutory obligation for applicable income and other employment taxes related to shares that vested and were paid in March 2024 for the performance period ended December 31, 2023. We paid the balance of such awarded shares to each such executive officer and remitted cash equivalent to the withheld shares to the appropriate taxing authorities. We withheld 14 thousand shares, based on the value of the shares on their award date. Total combined payments for the employees’ tax obligations to the taxing authorities were approximately $1.5 million.

At March 31, 2024, the aggregate intrinsic value of the SICP awards granted to key employees was approximately $27.2 million. At March 31, 2024, there was approximately $14.2 million of unrecognized compensation cost related to these awards, which will be recognized through 2026.

Non-employee Directors

Shares granted to non-employee directors are issued in advance of the directors’ service periods and are fully vested as of the grant date. We record a deferred expense equal to the fair value of the shares issued and amortize the expense equally over a service period of one year or less.
Our directors receive an annual retainer of shares of common stock under the SICP for services rendered through the subsequent Annual Meeting of Shareholders. Accordingly, our directors that served on the Board as of May 2023 each received approximately 1 thousand shares of common stock, respectively, with a weighted average fair value of $124.12 per share.
At March 31, 2024, there was less than $0.1 million of unrecognized compensation expense related to shares granted to non-employee directors. This expense will be recognized over the remaining service period ending in May 2024.

12.    Derivative Instruments

We use derivative and non-derivative contracts to manage risks related to obtaining adequate supplies and the price fluctuations of natural gas, electricity and propane and to mitigate interest rate risk. Our natural gas, electric and propane distribution operations have entered into agreements with suppliers to purchase natural gas, electricity and propane for resale to our customers. Our natural gas gathering and transmission company has entered into contracts with producers to secure natural gas to meet its obligations. Purchases under these contracts typically either do not meet the definition of derivatives or are considered “normal purchases and normal sales” and are accounted for on an accrual basis. Our propane distribution operations may also enter into fair value hedges of their inventory or cash flow hedges of their future purchase commitments in order to mitigate the impact of wholesale price fluctuations. Occasionally, we may enter into interest rate swap agreements to mitigate risk associated with changes in short-term borrowing rates. As of March 31, 2024, our natural gas and electric distribution operations did not have any outstanding derivative contracts.

Volume of Derivative Activity

As of March 31, 2024, the volume of our commodity derivative contracts were as follows:

Business unit	Commodity	Contract Type	Quantity hedged (in millions)	Designation	Longest Expiration date of hedge
Sharp	Propane (gallons)	Purchases	8.8	Cash flow hedges	June 2026

Sharp entered into futures and swap agreements to mitigate the risk of fluctuations in wholesale propane index prices associated with the propane volumes that are expected to be purchased and/or sold during the heating season. Under the futures and swap agreements, Sharp will receive the difference between (i) the index prices (Mont Belvieu prices in March 2024 through June 2026) and (ii) the per gallon propane swap prices, to the extent the index prices exceed the contracted prices. If the index prices are lower than the contract prices, Sharp will pay the difference. We designated and accounted for the propane swaps as cash flow hedges. The change in the fair value of the swap agreements is recorded as unrealized gain (loss) in other comprehensive income (loss) and later recognized in the statement of income in the same period and in the same line item as the hedged transaction. We expect to reclassify unrealized gains of approximately $0.5 million from accumulated other comprehensive income (loss) related to our commodity cash flow hedges to earnings during the 12-month period ended March 31, 2025.

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

Broker Margin

Futures exchanges have contract specific margin requirements that require the posting of cash or cash equivalents relating to traded contracts. Margin requirements consist of initial margin that is posted upon the initiation of a position, maintenance margin that is usually expressed as a percent of initial margin, and variation margin that fluctuates based on the daily mark-to-market relative to maintenance margin requirements. We currently maintain a broker margin account for Sharp included within other current assets on the consolidated balance sheet with a balance of $2.8 million and $2.1 million as of March 31, 2024 and December 31, 2023, respectively.

Financial Statements Presentation

The following tables present information about the fair value and related gains and losses of our derivative contracts. We did not have any derivative contracts with a credit-risk related contingency. Fair values of the derivative contracts recorded in the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, are as follows:

	Derivative Assets
		Fair Value As Of
(in thousands)	Balance Sheet Location	March 31, 2024	December 31, 2023
Derivatives designated as cash flow hedges
Propane swap agreements	Derivative assets, at fair value	$589	$702
Interest rate swap agreements	Derivative assets, at fair value	549	365
Total Derivative Assets (1)		$1,138	$1,067
 (1) Derivative assets, at fair value, include $1.0 million in current assets in the condensed consolidated balance sheet at both March 31, 2024 and December 31, 2023, with the remainder of the balance classified as long-term.

	Derivative Liabilities
		Fair Value As Of
(in thousands)	Balance Sheet Location	March 31, 2024	December 31, 2023
Derivatives designated as cash flow hedges
Propane swap agreements	Derivative liabilities, at fair value	$74	$1,078
Interest rate swap agreements	Derivative liabilities, at fair value	—	203
Total Derivative Liabilities (1)		$74	$1,281
(1) Derivative liabilities, at fair value, were not material at March 31, 2024, and included $0.4 million in current liabilities in the condensed consolidated balance sheet at December 31, 2023, with the remainder of the balance classified as long-term.

The effects of gains and losses from derivative instruments on the condensed consolidated financial statements are as follows:

		Amount of Gain (Loss) on Derivatives
	Location of Gain	For the Three Months Ended March 31,
(in thousands)	(Loss) on Derivatives	2024	2023
Derivatives designated as cash flow hedges
Propane swap agreements	Revenues	$(307)	$733
Propane swap agreements	Unregulated propane and natural gas costs	1,391	(127)
Interest rate swap agreements	Interest expense	172	65
Total		$1,256	$671

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

Financial Assets and Liabilities Measured at Fair Value
The following tables summarize our financial assets and liabilities that are measured at fair value on a recurring basis and the fair value measurements, by level, within the fair value hierarchy as of March 31, 2024 and December 31, 2023:

		Fair Value Measurements Using:
As of March 31, 2024	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Assets:
Investments—equity securities	$20	$20	$—	$—
Investments—guaranteed income fund	1,415	—	—	1,415
Investments—mutual funds and other	11,786	11,786	—	—
Total investments	13,221	11,806	—	1,415
Derivative assets	1,138	—	1,138	—
Total assets	$14,359	$11,806	$1,138	$1,415
Liabilities:
Derivative liabilities	$74	$—	$74	$—

		Fair Value Measurements Using:
As of December 31, 2023	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Assets:
Investments—equity securities	$21	$21	$—	$—
Investments—guaranteed income fund	1,489	—	—	1,489
Investments—mutual funds and other	10,772	10,772	—	—
Total investments	12,282	10,793	—	1,489
Derivative assets	1,067	—	1,067	—
Total assets	$13,349	$10,793	$1,067	$1,489
Liabilities:
Derivative liabilities	$1,281	$—	$1,281	$—

The changes in the fair value of Level 3 investments for the three months ended March 31, 2024 and 2023 were immaterial. Investment income from the Level 3 investments is reflected in other income, net in the condensed consolidated statements of income.

At March 31, 2024, there were no non-financial assets or liabilities required to be reported at fair value. We review our non-financial assets for impairment at least on an annual basis, as required.
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
At March 31, 2024, long-term debt, which includes current maturities but excludes debt issuance costs, had a carrying value of approximately $1.2 billion, compared to the estimated fair value of $1.1 billion. At December 31, 2023, long-term debt, which includes the current maturities but excludes debt issuance costs, had a carrying value of approximately $1.2 billion, compared to a fair value of approximately $1.2 billion. The fair value was calculated using a discounted cash flow methodology that incorporates a market interest rate based on published corporate borrowing rates for debt instruments with similar terms and average maturities, and with adjustments for duration, optionality, and risk profile. The valuation technique used to estimate the fair value of long-term debt would be considered a Level 2 measurement.

14.    Long-Term Debt
Our outstanding long-term debt is shown below:

	March 31,	December 31,
(in thousands)	2024	2023
Uncollateralized senior notes:
5.68% notes, due June 30, 2026	$8,700	$8,700
6.43% notes, due May 2, 2028	3,500	3,500
3.73% notes, due December 16, 2028	10,000	10,000
3.88% notes, due May 15, 2029	30,000	30,000
3.25% notes, due April 30, 2032	57,750	59,500
3.48% notes, due May 31, 2038	50,000	50,000
3.58% notes, due November 30, 2038	50,000	50,000
3.98% notes, due August 20, 2039	100,000	100,000
2.98% notes, due December 20, 2034	70,000	70,000
3.00% notes, due July 15, 2035	50,000	50,000
2.96% notes, due August 15, 2035	40,000	40,000
2.49% notes, due January 25, 2037	50,000	50,000
2.95% notes, due March 15, 2042	50,000	50,000
5.43% notes, due March 14, 2038	80,000	80,000
6.39% notes, due December 2026	100,000	100,000
6.44% notes, due December 2027	100,000	100,000
6.45% notes, due December 2028	100,000	100,000
6.62% notes, due December 2030	100,000	100,000
6.71% notes, due December 2033	100,000	100,000
6.73% notes, due December 2038	50,000	50,000
Equipment security note
2.46% note, due September 24, 2031	7,409	7,633
Less: debt issuance costs	(3,682)	(3,753)
Total long-term debt	1,203,677	1,205,580
Less: current maturities	(18,511)	(18,505)
Total long-term debt, net of current maturities	$1,185,166	$1,187,075

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

On March 14, 2023 we issued 5.43 percent Senior Notes due in March 2038 in the aggregate principal amount of $80.0 million and used the proceeds received from the issuances of the Senior Notes to reduce short-term borrowings under our Revolver credit facility and to fund capital expenditures. These Senior Notes have similar covenants and default provisions as our other Senior Notes, and have an annual principal payment beginning in the sixth year after the issuance.

Shelf Agreements

We have entered into Shelf Agreements with Prudential and MetLife, whom are under no obligation to purchase any unsecured debt, with terms that extend through February 2026. At March 31, 2024, a total of $255.0 million of borrowing capacity was available under these agreements.
15.    Short-Term Borrowings
We are authorized by our Board of Directors to borrow up to $375.0 million of short-term debt, as required. At March 31, 2024 and December 31, 2023, we had $170.4 million and $179.9 million, respectively, of short-term borrowings outstanding at a weighted average interest rate of 5.83 percent during each period. There were no borrowings outstanding under the sustainable investment sublimit of the 364-day tranche at March 31, 2024.

We have entered into several amendments to our Revolver which resulted in modifications to both tranches of the facility. The most recent amendment in October 2023 increased our funded indebtedness ratio from 65 percent to 70 percent during the quarter in which the acquisition of FCG was consummated and the quarter subsequent to the closing of the acquisition. The amendment in August 2023 renewed the 364-day tranche of the Revolver providing for $175.0 million of short-term debt capacity. Additionally, the amendment under the 364-day tranche prescribed that borrowings would bear interest (i) based upon the SOFR, plus a 10-basis point credit spread adjustment, and an applicable margin of 1.05 percent or less, with such margin based on total indebtedness as a percentage of total capitalization or (ii) the base rate, solely at our discretion. Further, the amendment provided that borrowings under the 364-day green loan sublimit would bear interest at (i) the SOFR rate plus a 10-basis point credit spread adjustment and an applicable margin of 1.00 percent or less, with such margin based on total indebtedness as a percentage of total capitalization or (ii) the base rate plus 0.05 percent or less, solely at our discretion. The amendment entered into in 2022 reset the benchmark interest rate to SOFR and eliminated a previous covenant which capped our investment limit to $150.0 million for investments where we maintain less than 50 percent ownership.

The 364-day tranche of the Revolver expires in August 2024 and the five-year tranche expires in August 2026. Borrowings under both tranches of the Revolver are subject to a pricing grid, including the commitment fee and the interest rate charged based upon our total indebtedness to total capitalization ratio for the prior quarter. As of March 31, 2024, the pricing under the 364-day tranche of the Revolver included a commitment fee of 10 basis points on undrawn amounts and an interest rate of 80 basis points over SOFR plus a 10-basis point SOFR adjustment on outstanding balances. As of March 31, 2024, the pricing under the five-year tranche of the Revolver included a commitment fee of 10-basis points on undrawn amounts and an interest rate of 100-basis points over SOFR plus a 10-basis point SOFR adjustment on outstanding balances.

The availability of funds under the Revolver is subject to conditions specified in the credit agreement, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in the Revolver's loan documents. We are required by the financial covenants in the Revolver to maintain, at the end of each fiscal year, a funded indebtedness ratio as described above. As of March 31, 2024, we were in compliance with this covenant.

Our total available credit under the Revolver at March 31, 2024 was $197.6 million. As of March 31, 2024, we had issued $7.0 million in letters of credit to various counterparties under the Revolver. These letters of credit are not included in the outstanding short-term borrowings and we do not anticipate that they will be drawn upon by the counterparties. The letters of credit reduce the available borrowings under the Revolver.

In connection with our acquisition of FCG, we entered into a 364-day Bridge Facility commitment with Barclays Bank PLC and other lending parties for up to $965.0 million. Upon closing of the FCG acquisition in November 2023, and with the completion of other financing activities as defined in the lending agreement, this facility was terminated with no funds drawn to finance the transaction. For additional information regarding the acquisition and related financing, see Note 3, Acquisitions, Note 9, Stockholders Equity, and Note 14, Long-Term Debt.

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

Some of our leases are subject to annual changes in the Consumer Price Index (“CPI”). While lease liabilities are not re-measured as a result of changes to the CPI, changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. A 100-basis-point increase in CPI would not have resulted in material additional annual lease costs. Most of our leases include options to renew, with renewal terms that can extend the lease term from one to 25 years or more. The exercise of lease renewal options is at our sole discretion. The amounts disclosed in our consolidated balance sheet at March 31, 2024, pertaining to the right-of-use assets and lease liabilities, are measured based on our current expectations of exercising our available renewal options. Our existing leases are not subject to any restrictions or covenants that would preclude our ability to pay dividends, obtain financing or enter into additional leases. As of March 31, 2024, we have not entered into any leases, which have not yet commenced, that would entitle us to significant rights or create additional obligations. The following table presents information related to our total lease cost included in our condensed consolidated statements of income:

		Three Months Ended
		March 31,
(in thousands)	Classification	2024	2023
Operating lease cost (1)	Operations expense	$736	$788
(1) Includes short-term leases and variable lease costs, which are immaterial.

The following table presents the balance and classifications of our right of use assets and lease liabilities included in our condensed consolidated balance sheet at March 31, 2024 and December 31, 2023:

(in thousands)	Balance sheet classification	March 31, 2024	December 31, 2023
Assets
Operating lease assets	Operating lease right-of-use assets	$11,719	$12,426
Liabilities
Current
Operating lease liabilities	Other accrued liabilities	$2,479	$2,454
Noncurrent
Operating lease liabilities	Operating lease - liabilities	9,832	10,550
Total lease liabilities		$12,311	$13,004

The following table presents our weighted-average remaining lease terms and weighted-average discount rates for our operating leases at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Weighted-average remaining lease term (in years)
Operating leases	8.0	8.1
Weighted-average discount rate
Operating leases	3.5%	3.5%

The following table presents additional information related to cash paid for amounts included in the measurement of lease liabilities included in our condensed consolidated statements of cash flows as of March 31, 2024 and 2023:

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Operating cash flows from operating leases	$724	$722

The following table presents the future undiscounted maturities of our operating and financing leases at March 31, 2024 and for each of the next five years and thereafter:

(in thousands)	Operating Leases (1)
Remainder of 2024	$2,128
2025	2,302
2026	1,767
2027	1,531
2028	1,152
2029	1,092
Thereafter	4,066
Total lease payments	14,038
Less: Interest	(1,727)
Present value of lease liabilities	$12,311
    (1) Operating lease payments include $2.1 million related to options to extend lease terms that are reasonably certain of being exercised.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations and liquidity. This discussion and analysis should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2023, including the audited consolidated financial statements and notes thereto.
Safe Harbor for Forward-Looking Statements
We make statements in this Quarterly Report on Form 10-Q (this "Quarterly Report") that do not directly or exclusively relate to historical facts. Such statements are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. One can typically identify forward-looking statements by the use of forward-looking words, such as “project,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “continue,” “potential,” “forecast” or other similar words, or future or conditional verbs such as “may,” “will,” “should,” “would” or “could.” These statements represent our intentions, plans, expectations, assumptions and beliefs about future financial performance, business strategy, projected plans and objectives of the Company. Forward-looking statements speak only as of the date they are made or as of the date indicated and we do not undertake any obligation to update forward-looking statements as a result of new information, future events or otherwise. These statements are subject to many risks and uncertainties. In addition to the risk factors described under Item 1A., Risk Factors in our 2023 Annual Report on Form 10-K, the following important factors, among others, could cause actual future results to differ materially from those expressed in the forward-looking statements:
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
Sustainability Initiatives
We continue to remain steadfast in regards to our sustainability commitments, including the following:

•Maintaining a leading role in the journey to a lower carbon future in our service areas.

•Continuing to promote a diverse and inclusive workplace and further the sustainability of the communities we serve.

•Operating our businesses with integrity and the highest ethical standards.

These commitments guide our mission to deliver energy that makes life better for the people and communities we serve. They impact every aspect of the relationships we have with our stakeholders. In April of 2024, we unveiled our first in a series of sustainability micro-reports, with the first report focused on Safety and Reliability. The Safety and Reliability Report will be followed by at least two additional micro-reports. The second report, expected to be published this summer, will focus on the Company’s environmental stewardship, including progress on environmental sustainability initiatives and mitigation of greenhouse gas emissions. The third micro-report, planned for distribution in the fall, will focus on community impact, reporting on Diversity, Equity and Inclusion ("DEI") initiatives and investments in people, communities and customers.

Transitioning from a single large sustainability report to these micro-reports will provide a steadier release of information throughout the year, including progress updates and new or expanded initiatives and programs. In addition to the micro-reports, the Company will publish investor-focused tables later this year.

We encourage our investors to review the Safety and Reliability micro-report, as well as prior sustainability reports, which can be accessed on our website, and welcome feedback as we continue to enhance our sustainability disclosures.

Acquisition of Florida City Gas
On November 30, 2023, we completed the acquisition of FCG for $922.8 million in cash, which included working capital adjustments as defined in the agreement that were settled during the first quarter of 2024, pursuant to the previously disclosed stock purchase agreement with Florida Power & Light Company. Upon completion of the acquisition, FCG became a wholly-owned subsidiary of the Company and is included within our Regulated Energy segment. FCG serves approximately 120,000 residential and commercial natural gas customers across eight counties in Florida, including Miami-Dade, Broward, Brevard, Palm Beach, Hendry, Martin, St. Lucie and Indian River. Its natural gas system includes approximately 3,800 miles of distribution main and 80 miles of transmission pipe.

In June 2023, FCG received approval from the Florida PSC for a $23.3 million total increase in base revenue in connection with its May 2022 rate case filing. The new rates, which became effective as of May 1, 2023, included the transfer of its SAFE program provisions from a rider clause to base rates, an increase in rates associated with a liquefied natural gas facility, and approval of FCG's proposed RSAM with a $25.0 million reserve amount. The RSAM is recorded as either an increase or decrease to accrued removal costs on the balance sheet, with a corresponding increase or decrease to depreciation and amortization expense. The impact of FCG's results from the acquisition date and effects on our liquidity are discussed further below and throughout Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Unless otherwise noted, EPS and Adjusted EPS information are presented on a diluted basis.
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

The following tables reconcile Gross Margin, Net Income, and EPS, all as defined under GAAP, to our non-GAAP financial measures of Adjusted Gross Margin, Adjusted Net Income and Adjusted EPS for the three months ended March 31, 2024 and 2023:

Adjusted Gross Margin

	For the Three Months Ended March 31, 2024
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Operating Revenues	$168,426	$83,103	$(5,785)	$245,744
Cost of Sales:
Natural gas, propane and electric costs	(49,918)	(37,054)	5,755	(81,217)
Depreciation & amortization	(12,537)	(4,481)	2	(17,016)
Operations & maintenance expenses (1)	(12,736)	(8,422)	(2)	(21,160)
Gross Margin (GAAP)	93,235	33,146	(30)	126,351
Operations & maintenance expenses (1)	12,736	8,422	2	21,160
Depreciation & amortization	12,537	4,481	(2)	17,016
Adjusted Gross Margin (Non-GAAP)	$118,508	$46,049	$(30)	$164,527

	For the Three Months Ended March 31, 2023
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Operating Revenues	$142,270	$83,165	$(7,306)	$218,129
Cost of Sales:
Natural gas, propane and electric costs	(55,288)	(40,571)	7,270	(88,589)
Depreciation & amortization	(12,952)	(4,234)	3	(17,183)
Operations & maintenance expenses (1)	(9,287)	(8,476)	5	(17,758)
Gross Margin (GAAP)	64,743	29,884	(28)	94,599
Operations & maintenance expenses (1)	9,287	8,476	(5)	17,758
Depreciation & amortization	12,952	4,234	(3)	17,183
Adjusted Gross Margin (Non-GAAP)	$86,982	$42,594	$(36)	$129,540
(1) Operations & maintenance expenses within the condensed consolidated statements of income are presented in accordance with regulatory requirements and to provide comparability within the industry. Operations & maintenance expenses which are deemed to be directly attributable to revenue producing activities have been separately presented above in order to calculate Gross Margin as defined under U.S. GAAP.

2024 to 2023 Gross Margin (GAAP) Variance – Regulated Energy

Gross Margin (GAAP) for the Regulated Energy segment for the quarter ended March 31, 2024 was $93.2 million, an increase of $28.5 million, or 44.0 percent, compared to the same period in 2023. Higher gross margin reflects incremental margin attributable to FCG, organic growth in our natural gas distribution businesses and continued pipeline expansion projects, and incremental contributions associated with regulated infrastructure programs. These contributors were partially offset by non-recurring FCG transaction and transition-related expenses.

2024 to 2023 Gross Margin (GAAP) Variance – Unregulated Energy

Gross Margin (GAAP) for the Unregulated Energy segment for the quarter ended March 31, 2024 was $33.1 million, an increase of $3.3 million, or 10.9 percent, compared to the same period in 2023. Higher gross margin related primarily to contributions from increased propane margins and fees as well as increased customer margins and improved customer consumption at Aspire.

Adjusted Net Income and Adjusted EPS

	Three Months Ended
	March 31,
(in thousands, except per share data)	2024	2023
Net Income (GAAP)	$46,168	$36,344
FCG transaction and transition-related expenses, net (1)	677	—
Adjusted Net Income (Non-GAAP)	$46,845	$36,344

Weighted average common shares outstanding - diluted (2)	22,306	17,832

Earnings Per Share - Diluted (GAAP)	$2.07	$2.04
FCG transaction and transition-related expenses, net (1)	0.03	—
Adjusted Earnings Per Share - Diluted (Non-GAAP)	$2.10	$2.04
(1) Transition-related expenses represent non-recurring costs incurred attributable to the acquisition and integration of FCG including, but not limited to, transition services, consulting, system integration, rebranding, and legal fees.
(2) Weighted average shares for the quarter ended March 31, 2024 reflect the impact of 4.4 million common shares issued in November 2023 in connection with the acquisition of FCG. See Notes 3 and 9 for additional details on the acquisition and related equity offering.

2024 to 2023 Net Income (GAAP) Variance
Net income (GAAP) for the quarter ended March 31, 2024 was $46.2 million, or $2.07 per share, compared to $36.3 million, or $2.04 per share, for the same quarter of 2023. Net income for the three months ended March 31, 2024 included $0.7 million of transaction and transition-related expenses in connection with the acquisition and integration of FCG. Excluding these costs, net income increased by $10.5 million or 28.9 percent compared to the same period in the prior year.

Results of Operations for the Three Months Ended March 31, 2024

Operational Highlights

Our adjusted net income for the three months ended March 31, 2024 was $46.8 million, or $2.10 per share, compared to $36.3 million, or $2.04 per share, for the same quarter of 2023. Adjusted net income for the first quarter of 2023 included a non-recurring gain of $1.3 million related to a reduction in the Pennsylvania state tax rate. Operating income for the first quarter of 2024 was $79.6 million, an increase of $24.7 million or 44.9 percent compared to the same period in 2023. Excluding transaction and transition-related expenses associated with the acquisition and integration of FCG, operating income increased $25.6 million or 46.6 percent compared to the prior-year period. Adjusted gross margin in the first quarter of 2024 was positively impacted by incremental margin from FCG, natural gas organic growth and continued pipeline expansion projects, higher customer consumption, incremental contributions associated with regulatory initiatives, and increased propane margins and fees compared to the prior-year period. Higher operating expenses in the first quarter of 2024 largely associated with FCG were partially offset by lower employee benefits and incentive compensation costs compared to the same quarter of 2023. Increases in depreciation and amortization expense attributable to growth projects and FCG were partially offset by lower depreciation in our electric operations due to revised rates in the electric depreciation study filing approved in December 2023 and a $3.4 million RSAM adjustment from FCG.

	Three Months Ended
	March 31,		Increase
	2024	2023	(Decrease)
(in thousands, except per share data)
Adjusted Gross Margin
Regulated Energy segment	$118,508	$86,982	$31,526
Unregulated Energy segment	46,049	42,594	3,455
Other businesses and eliminations	(30)	(36)	6
Total Adjusted Gross Margin	$164,527	$129,540	$34,987

Operating Income
Regulated Energy segment	$58,109	$37,625	$20,484
Unregulated Energy segment	21,429	17,245	4,184
Other businesses and eliminations	47	45	2
Total Operating Income	79,585	54,915	24,670
Other income, net	195	276	(81)
Interest charges	17,026	7,232	9,794
Income Before Income Taxes	62,754	47,959	14,795
Income taxes	16,586	11,615	4,971
Net Income	$46,168	$36,344	$9,824

Weighted Average Common Shares Outstanding: (1)
Basic	22,250	17,760	4,490
Diluted	22,306	17,832	4,474

Earnings Per Share of Common Stock
Basic	$2.07	$2.05	$0.02
Diluted	$2.07	$2.04	$0.03

Adjusted Net Income and Adjusted Earnings Per Share
Net Income (GAAP)	$46,168	$36,344	$9,824
FCG transaction and transition-related expenses, net (2)	677	—	677
Adjusted Net Income (Non-GAAP)	$46,845	$36,344	$10,501

Earnings Per Share - Diluted (GAAP)	$2.07	$2.04	$0.03
FCG transaction and transition-related expenses, net (2)	0.03	—	0.03
Adjusted Earnings Per Share - Diluted (Non-GAAP)	$2.10	$2.04	$0.06
(1) Weighted average shares for the quarter ended March 31, 2024 reflect the impact of 4.4 million common shares issued in November 2023 in connection with the acquisition of FCG.
(2) Transaction and transition-related expenses represent costs incurred attributable to the acquisition and integration of FCG including, but not limited to, transition services, consulting, system integration, rebranding and legal fees.

Key variances between the first quarter of 2023 and the first quarter of 2024 included:

(in thousands, except per share data)	Pre-tax Income	Net Income	Earnings Per Share
First Quarter of 2023 Adjusted Results	$47,959	$36,344	$2.04

Non-recurring Items:
Absence of the one-time benefit associated with a reduction in the PA state tax rate	—	(1,284)	(0.06)
	—	(1,284)	(0.06)

Increased Adjusted Gross Margins:
Contribution from recent acquisitions	25,397	18,685	0.84
Natural gas growth including conversions (excluding service expansions)	1,916	1,409	0.07
Changes in customer consumption	1,906	1,402	0.06
Natural gas transmission service expansions*	1,622	1,193	0.05
Contribution from rates associated with the Florida natural gas base rate proceeding*	1,498	1,102	0.05
Contributions from regulated infrastructure programs*	1,278	941	0.04
Higher performance from Aspire Energy	938	690	0.03
Increased propane margins and service fees	559	411	0.02
	35,114	25,833	1.16

(Increased) Decreased Operating Expenses (Excluding Natural Gas, Propane, and Electric Costs):
FCG operating expenses	(10,413)	(7,661)	(0.34)
Depreciation, amortization and property tax costs	(1,498)	(1,102)	(0.05)
Insurance related costs	(525)	(386)	(0.02)
Payroll, benefits and other employee-related expenses	2,964	2,181	0.10
	(9,472)	(6,968)	(0.31)

Interest charges	(9,794)	(7,206)	(0.32)
Increase in shares outstanding due to 2023 and 2024 equity offerings	—	—	(0.41)
Net other changes	(132)	126	—
	(9,926)	(7,080)	(0.73)
First Quarter of 2024 Adjusted Results**	$63,675	$46,845	$2.10

* See the Major Projects and Initiatives table.
** Transaction and transition-related expenses attributable to the acquisition and integration of FCG have been excluded from the Company’s non-GAAP measures of adjusted net income and adjusted EPS. See reconciliations above for a detailed comparison to the related GAAP measures.

Summary of Key Factors
Recently Completed and Ongoing Major Projects and Initiatives
We continuously pursue and develop additional projects and initiatives to serve existing and new customers, further grow our businesses and earnings, and increase shareholder value. The following table includes all major projects and initiatives that are currently underway or recently completed. Our practice is to add new projects and initiatives to this table once negotiations or details are substantially final and/or the associated earnings can be estimated. Major projects and initiatives that have generated consistent year-over-year adjusted gross margin contributions are removed from the table at the beginning of the next calendar year.

	Adjusted Gross Margin
	Three Months Ended		Year Ended	Estimate for
	March 31,		December 31,	Fiscal
(in thousands)	2024	2023	2023	2024	2025
Pipeline Expansions:
Southern Expansion	$586	$—	$586	$2,344	$2,344
Beachside Pipeline Expansion	603	—	1,810	2,451	2,414
North Ocean City Connector	—	—	—	—	494
St. Cloud / Twin Lakes Expansion	146	—	264	584	584
Wildlight	199	26	471	2,000	2,038
Lake Wales	114	—	265	454	454
Newberry	—	—	—	862	2,585
Boynton Beach	—	—	—	—	3,342
New Smyrna Beach	—	—	—	—	1,710
Total Pipeline Expansions	1,648	26	3,396	8,695	15,965

CNG/RNG/LNG Transportation and Infrastructure	3,435	3,521	11,181	12,500	13,969

Regulatory Initiatives:
Florida GUARD program	589	—	353	3,231	5,602
FCG SAFE Program	412	—	—	2,683	5,293
Capital Cost Surcharge Programs	831	720	2,829	3,979	4,374
Florida Rate Case Proceeding (1)	5,595	4,097	15,835	17,153	17,153
Maryland Rate Case (2)	—	—	—	TBD	TBD
Electric Storm Protection Plan	630	206	1,326	2,433	3,951
Total Regulatory Initiatives	8,057	5,023	20,343	29,479	36,373

Total	$13,140	$8,570	$34,920	$50,674	$66,307

(1) Includes adjusted gross margin during 2023 comprised of both interim rates and permanent base rates which became effective in March 2023.
(2) Rate case application and depreciation study filed with the Maryland PSC in January 2024. See additional information provided below.

Detailed Discussion of Major Projects and Initiatives

Pipeline Expansions

Southern Expansion
Eastern Shore installed a new natural gas driven compressor skid unit at its existing Bridgeville, Delaware compressor station that provides 7,300 Dts of incremental firm transportation pipeline capacity. The project was placed in service in the fourth quarter of 2023. The project generated additional adjusted gross margin of $0.6 million for the three months ended March 31, 2024, and is expected to produce adjusted gross margin of $2.3 million in 2024 and thereafter.

Beachside Pipeline Expansion
In June 2021, Peninsula Pipeline and FCG entered into a Transportation Service Agreement for an incremental 10,176 Dts/d of firm service in Indian River County, Florida, to support Florida City Gas’ growth along the Indian River's barrier island. As part of this agreement, Peninsula Pipeline constructed approximately 11.3 miles of pipeline from its existing pipeline in Sebastian, Florida. The project went into service in April 2023. Subsequent to the acquisition of FCG, the agreement is now an affiliate agreement. The project generated additional adjusted gross margin of $0.6 million for the three months ended March 31, 2024, and is expected to produce adjusted gross margin of approximately $2.5 million in 2024 and $2.4 million in 2025 and thereafter.

North Ocean City Connector
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

St. Cloud / Twin Lakes Expansion
In July 2022, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with FPU for an additional 2,400 Dts/d of firm service in the St. Cloud, Florida area. As part of this agreement, Peninsula Pipeline constructed a pipeline extension and regulator station for FPU. The extension supports new incremental load due to growth in the area, including providing service, most immediately, to the residential development, Twin Lakes. The expansion also improves reliability and provides operational benefits to FPU’s existing distribution system in the area, supporting future growth. This project was placed into service during July 2023 and generated additional adjusted gross margin of $0.1 million for the three months ended March 31, 2024. We expect this extension to generate additional annual adjusted gross margin of $0.6 million in 2024 and thereafter.

In February 2024, Peninsula Pipeline filed a petition with the Florida PSC for approval of an amendment to its Transportation Service Agreement with FPU for an additional 10,000 Dts/d of firm service in the St. Cloud, Florida area. Peninsula Pipeline will construct pipeline expansions that will allow FPU to serve the future communities that are expected in that area. The Florida PSC approved the projects in May 2024.

Wildlight Expansion
In August 2022, Peninsula Pipeline and FPU filed a joint petition with the Florida PSC for approval of its Transportation Service Agreement associated with the Wildlight planned community located in Nassau County, Florida. The project enables us to meet the significant growing demand for service in Yulee, Florida. The agreement will enable us to build the project during the construction and build-out of the community, and charge the reservation rate as each phase of the project goes into service. Construction of the pipeline facilities will occur in two separate phases. Phase one consists of three extensions with associated facilities, and a gas injection interconnect with associated facilities. Phase two will consist of two additional pipeline extensions. Various phases of the project commenced in the first quarter of 2023, with construction on the overall project continuing through 2025. The project generated additional adjusted gross margin of $0.2 million for the three months ended March 31, 2024, and is expected to contribute adjusted gross margin of approximately $2.0 million in 2024 and beyond.

Lake Wales Expansion
In February 2023, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with our Florida Natural Gas distribution business, FPU, for an additional 9,000 Dts/d of firm service in the Lake Wales, Florida area. The PSC approved the petition in April 2023 and Peninsula Pipeline completed the acquisition of an existing pipeline in May 2023 that is being utilized to serve both current and new natural gas customers. The project generated additional adjusted gross margin of $0.1 million for the three months ended March 31, 2024, and is expected to contribute adjusted gross margin of approximately $0.5 million in 2024 and beyond.

Newberry Expansion
In April 2023, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with FPU for an additional 8,000 Dts/d of firm service in the Newberry, Florida area. The petition was approved by the Florida PSC in the third quarter of 2023. Peninsula Pipeline will construct a pipeline extension, which will be used by FPU to support the development of a natural gas distribution system to provide gas service to the City of Newberry. A filing to address the acquisition and conversion of existing Company owned propane community gas systems in Newberry was made in November 2023. The Florida PSC approved it in April 2024. Conversions are anticipated to begin during the second quarter of 2024. The project is expected to contribute adjusted gross margin of approximately $0.9 million in 2024 and $2.6 million in 2025 and beyond.

Worcester Resiliency Upgrade
In August 2023, Eastern Shore filed an application with the FERC requesting authorization to construct the Worcester Resiliency Upgrade, which consists of a mixture of storage and transmission facilities in Sussex County, DE and Wicomico, Worcester, and Somerset Counties in Maryland. The project will provide long-term incremental supply necessary to support the growing demand of the participating shippers. Eastern Shore has requested certificate authorization by December 2024, with a target in-service date by the third quarter of 2025. In December 2023, FERC issued its schedule for preparation of the Environmental Assessment. In April 2024, the FERC issued their environmental assessment with no significant impacts noted.

East Coast Reinforcement Projects
In December 2023, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreements with FPU for projects that will support additional supply to communities on the East Coast of Florida. The projects are driven by the need for increased supply to coastal portions of the state that are experiencing significant population growth. Peninsula Pipeline will construct several pipeline extensions which will support FPU’s distribution system in the areas of Boynton Beach and New Smyrna Beach with an additional 15,000 Dts/d and 3,400 Dts/d, respectively. The Florida PSC approved the projects in March 2024. The projects are expected to contribute adjusted gross margin of approximately $5.1 million in 2025 and $6.3 million in 2026 and beyond.

Central Florida Reinforcement Projects
In February 2024, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreements with FPU for projects that will support additional supply to communities located in Central Florida. The projects are driven by the need for increased supply to communities in central Florida that are experiencing significant population growth. Peninsula Pipeline will construct several pipeline extensions which will support FPU’s distribution system in the areas of Plant City and Lake Mattie with an additional 5,000 Dts/d and 8,700 Dts/d, respectively. The Florida PSC approved the projects in May 2024.

Pioneer Supply Header Pipeline Project
In March 2024, Peninsula Pipeline filed a petition with the Florida PSC for its approval of Firm Transportation Service Agreements with both FCG and FPU for a project that will support greater supply growth of natural gas service in southeast Florida. The project consists of the transfer of a pipeline asset from FCG to Peninsula Pipeline. Peninsula Pipeline will proceed to provide transportation service to both FCG and FPU using the pipeline asset, which provides opportunities for additional project development.

Alternative Natural Gas Projects
In February 2024, Peninsula Pipeline filed a petition with the Florida PSC for its approval of its Transportation Service Agreements with FCG for projects that will support the transportation of additional supply into FCG’s distribution system. The projects are driven by continued growth in the regions and will facilitate additional transportation capacity, including the transportation of pipeline quality gas produced from landfills through FCG's system. Peninsula Pipeline will construct several pipeline extensions which will support FCG's distribution system in Brevard County, Indian-River County, and Miami-Dade County.

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

We estimate annual adjusted gross margin of approximately $12.5 million in 2024 and $14.0 million in 2025 for these transportation related services, with potential for additional growth in future years.

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

Regulatory Initiatives

Florida GUARD Program
In February 2023, FPU filed a petition with the Florida PSC for approval of the GUARD program. GUARD is a ten-year program to enhance the safety, reliability, and accessibility of portions of our natural gas distribution system. We identified various categories of projects to be included in GUARD, which include the relocation of mains and service lines located in rear easements and other difficult to access areas to the front of the street, the replacement of problematic distribution mains, service lines, and maintenance and repair equipment and system reliability projects. In August 2023, the Florida PSC approved the GUARD program, which included $205.0 million of capital expenditures projected to be spent over a 10-year period. For the three months ended March 31, 2024, there was $0.6 million of incremental adjusted gross margin generated pursuant to the program. The program is expected to generate $3.2 million of adjusted gross margin in 2024 and $5.6 million in 2025.

FCG SAFE Program
In June 2023, the Florida PSC issued the approval order for the continuation of the SAFE program beyond its 2025 expiration date and inclusion of 150 miles of additional mains and services located in rear property easements. The SAFE program is designed to relocate certain mains and facilities associated with rear lot easements to street front locations to improve FCG's ability to inspect and maintain the facilities and reduce opportunities for damage and theft. In the same order, the Commission approved a replacement of 160 miles of pipe that was used in the 1970s and 1980s and shown through industry research to exhibit premature failure in the form of cracking. The program includes projected capital expenditures of $205 million over a 10-year period. For the three months ended March 31, 2024, there was $0.4 million of incremental adjusted gross margin generated pursuant to the program. The program is expected to generate $2.7 million of adjusted gross margin in 2024 and $5.3 million in 2025.

In April 2024, FCG filed a petition with the Florida PSC to more closely align the SAFE Program with FPU's GUARD program. Specifically, the requested modifications will enable FCG to accelerate remediation related to problematic pipe and facilities consisting of obsolete and exposed pipe. If approved, these efforts will serve to improve the safety and reliability of service to FCG's customers. These modifications, if approved, result in an estimated additional $50.0 million in capital expenditures associated with the SAFE Program which would increase the total projected capital expenditures to $255.0 million over a 10-year period.

Capital Cost Surcharge Programs
In December 2019, the FERC approved Eastern Shore’s capital cost surcharge to become effective January 1, 2020. The surcharge, an approved item in the settlement of Eastern Shore’s last general rate case, allows Eastern Shore to recover capital costs associated with mandated highway or railroad relocation projects that required the replacement of existing Eastern Shore facilities. For the three months ended March 31, 2024, there was $0.1 million of incremental adjusted gross margin generated pursuant to the program. Eastern Shore expects to produce adjusted gross margin of approximately $4.0 million in 2024 and $4.4 million in 2025 from relocation projects, which is ultimately dependent upon the timing of filings and the completion of construction.

Florida Natural Gas Base Rate Proceeding
In May 2022, our legacy natural gas distribution businesses in Florida filed a consolidated natural gas rate case with the Florida PSC. The application included a request for the following: (i) permanent rate relief of approximately $24.1 million, effective January 1, 2023, (ii) a depreciation study also submitted with the filing; (iii) authorization to make certain changes to tariffs to include the consolidation of rates and rate structure across the businesses and to unify the Florida Natural Gas distribution business under FPU; (iv) authorization to retain the acquisition adjustment recorded at the time of the FPU merger in our revenue requirement; and (v) authorization to establish an environmental remediation surcharge for the purposes of addressing future expected remediation costs for FPU MGP sites. In August 2022, interim rates were approved by the Florida PSC in the amount of approximately $7.7 million on an annualized basis, effective for all meter readings in September 2022. The discovery process and related hearings were concluded during the fourth quarter of 2022 and briefs were submitted in the same quarter of 2022. In January 2023, the Florida PSC approved the application for consolidation and permanent rate relief of approximately $17.2 million on an annual basis. Actual rates in connection with the rate relief were approved by the Florida PSC in February 2023 with an effective date of March 1, 2023. For the three months ended March 31, 2024, there was $1.5 million of incremental adjusted gross margin generated pursuant to this proceeding, and it is expected to generate $17.2 million of total adjusted gross margin in 2024 and 2025.

Maryland Natural Gas Rate Case
In January 2024, our natural gas distribution businesses in Maryland, CUC-Maryland Division, Sandpiper Energy, Inc., and Elkton Gas Company (collectively, “Maryland natural gas distribution businesses”) filed a joint application for a natural gas rate case with the Maryland PSC. In connection with the application, we are seeking approval of the following: (i) permanent rate relief of approximately $6.9 million; (ii) authorization to make certain changes to tariffs to include a unified rate structure and to consolidate the Maryland natural gas distribution businesses which we anticipate will be called Chesapeake Utilities of Maryland, Inc.; and (iii) authorization to establish a rider for recovery of the costs associated with our new technology systems. The outcome of the application is subject to review and approval by the Maryland PSC. Rate changes are suspended until December 2024.

Maryland Natural Gas Depreciation Study
In January 2024, our Maryland natural gas distribution businesses filed a joint petition for approval of their proposed unified depreciation rates with the Maryland PSC. The outcome of the filing is subject to review by the Maryland PSC which is expected to be completed in the third quarter of 2024.

Storm Protection Plan
In 2020, the Florida PSC implemented the Storm Protection Plan ("SPP") and Storm Protection Plan Cost Recovery Clause ("SPPCRC"), which require electric utilities to petition the Florida PSC for approval of a Transmission and Distribution Storm Protection Plan that covers the utility’s immediate 10-year planning period with updates to the plan at least every 3 years. The SPPCRC rules allow the utility to file for recovery of associated costs related to its SPP. Our Florida electric distribution operation's SPP and SPPCRC were filed during the first quarter of 2022 and approved in the fourth quarter of 2022, with modifications, by the Florida PSC. For the three months ended March 31, 2024, this initiative generated additional adjusted gross margin of $0.4 million, and is expected to generate $2.4 million of adjusted gross margin in 2024 and $4.0 million in 2025. We expect continued investment under the SPP going forward.

Other Major Factors Influencing Adjusted Gross Margin
Weather Impact
For the first quarter of 2024, higher consumption driven primarily by weather resulted in a $1.9 million increase in adjusted gross margin compared to the same period in 2023. While temperatures were colder than the prior-year period, they were approximately 11.7 percent and 10.3 percent warmer, respectively, compared to normal temperatures in our Delmarva and Ohio service territories. Assuming normal temperatures, as detailed below, we estimate that operating income would have been higher by approximately $1.5 million, or $0.05 per share. The following table summarizes HDD and CDD variances from the 10-year average HDD/CDD ("Normal") for the three months ended March 31, 2024 and 2023.

	Three Months Ended
	March 31,
	2024	2023	Variance
Delmarva Peninsula
Actual HDD	1,962	1,774	188
10-Year Average HDD ("Normal")	2,221	2,285	(64)
Variance from Normal	(259)	(511)
Florida
Actual HDD	470	344	126
10-Year Average HDD ("Normal")	470	505	(35)
Variance from Normal	—	(161)
Ohio
Actual HDD	2,659	2,384	275
10-Year Average HDD ("Normal")	2,965	2,965	—
Variance from Normal	(306)	(581)
Florida
Actual CDD	181	323	(142)
10-Year Average CDD ("Normal")	217	192	25
Variance from Normal	(36)	131

Natural Gas Distribution Growth
The average number of residential customers served on the Delmarva Peninsula and our legacy Florida Natural Gas distribution business increased by approximately 4.2 percent and 3.6 percent, respectively, for the three months ended March 31, 2024.

The details of the adjusted gross margin increase are provided in the following table:

	Adjusted Gross Margin
	For the Three Months Ended March 31, 2024
(in thousands)	Delmarva Peninsula	Florida
Customer Growth:
Residential	$490	$880
Commercial and industrial	156	390
Total Customer Growth (1)	$646	$1,270
(1) Customer growth amounts for our legacy Florida operations include the effects of revised rates associated with the Company's natural gas base rate proceeding, but exclude the effects of FCG.

Regulated Energy Segment

For the quarter ended March 31, 2024 compared to the quarter ended March 31, 2023:

	Three Months Ended
	March 31,		Increase
	2024	2023	(Decrease)
(in thousands)
Revenue	$168,426	$142,270	$26,156
Regulated natural gas and electric costs	49,918	55,288	(5,370)
Adjusted gross margin (1)	118,508	86,982	31,526
Operations & maintenance	38,959	30,336	8,623
Depreciation & amortization	12,537	12,952	(415)
FCG transaction and transition-related expenses (2)	921	—	921
Other taxes	7,982	6,069	1,913
Total operating expenses	60,399	49,357	11,042
Operating income	$58,109	$37,625	$20,484
(1) Adjusted Gross Margin is a non-GAAP measure utilized by Management to review business unit performance. For a more detailed discussion on the differences between Gross Margin (GAAP) and Adjusted Gross Margin, see the Reconciliation of GAAP to Non-GAAP Measures presented above.
(2) Transaction and transition-related expenses represent costs incurred attributable to the acquisition and integration of FCG including, but not limited to, transition services, consulting, system integration, rebranding and legal fees.

Operating income for the Regulated Energy segment for the first quarter of 2024 was $58.1 million, an increase of $20.5 million, or 54.4 percent, over the same period in 2023. Excluding transaction and transition-related expenses associated with the acquisition and integration of FCG, operating income increased $21.4 million or 56.9 percent compared to the same period in 2023. Higher operating income reflects incremental contributions from FCG, organic growth in our natural gas distribution businesses and continued pipeline expansion projects, and incremental contributions associated with regulatory initiatives. Excluding the transaction and transition-related expenses described above, operating expenses increased by $10.1 million. Increases in depreciation and amortization expense attributable to growth projects and FCG were partially offset by reductions related to revised depreciation rates in the Company's electric depreciation study filing and a $3.4 million RSAM adjustment from FCG.

Items contributing to the quarter-over-quarter increase in adjusted gross margin are listed in the following table:

(in thousands)
Contribution from FCG	$24,959
Natural gas growth including conversions (excluding service expansions)	1,916
Natural gas transmission service expansions	1,622
Rate changes associated with the Florida natural gas base rate proceeding (1)	1,498
Contributions from regulated infrastructure programs	1,278
Other variances	253
Quarter-over-quarter increase in adjusted gross margin	$31,526
(1) Includes adjusted gross margin contributions from permanent base rates that became effective in March 2023.

The following narrative discussion provides further detail and analysis of the significant items in the foregoing table.

Contribution from Acquisition of FCG
FCG contributed adjusted gross margin of $25.0 million for the three months ended March 31, 2024.

Natural Gas Distribution Customer Growth
We generated additional adjusted gross margin of $1.9 million from natural gas customer growth. Adjusted gross margin increased by $1.3 million for our Florida Natural Gas distribution business and $0.6 million on the Delmarva Peninsula for the three months ended March 31, 2024, as compared to the same period in 2023, due primarily to residential customer growth of 3.6 percent and 4.2 percent in Florida and on the Delmarva Peninsula, respectively, as well as commercial and industrial growth in Florida.

Natural Gas Transmission Service Expansions
We generated increased adjusted gross margin of $1.6 million for the three months ended March 31, 2024 from natural gas transmission service expansions of Peninsula Pipeline and Eastern Shore.

Rate Changes Associated with the Florida Natural Gas Base Rate Proceeding
Permanent rates associated with the Florida Natural Gas base rate proceeding, effective on March 1, 2023, contributed additional adjusted gross margin of $1.5 million for the three months ended March 31, 2024. Refer to Note 5, Rates and Other Regulatory Activities, in the condensed consolidated financial statements for additional information.

Contributions from Regulated Infrastructure Programs
Contributions from regulated infrastructure programs generated incremental adjusted gross margin of $1.3 million in the first quarter of 2024. The increase in adjusted gross margin was primarily related to FPU Electric's storm protection plan, Florida's GUARD program and Eastern Shore's capital surcharge program. Refer to Note 5, Rates and Other Regulatory Activities, in the condensed consolidated financial statements for additional information.

Operating Expenses
Items contributing to the quarter-over-quarter increase in operating expenses are listed in the following table:

(in thousands)
FCG operating expenses	$10,413
FCG transaction and transition-related expenses (1)	921
Other variances	(292)
Quarter-over-quarter increase in operating expenses	$11,042
(1) Transaction and transition-related expenses represent costs incurred attributable to the acquisition and integration of FCG including, but not limited to, transition services, consulting, system integration, rebranding and legal fees.

Unregulated Energy Segment

For the quarter ended March 31, 2024 compared to the quarter ended March 31, 2023:

	Three Months Ended
	March 31,		Increase
	2024	2023	(Decrease)
(in thousands)
Revenue	$83,103	$83,165	$(62)
Unregulated propane and natural gas costs	37,054	40,571	(3,517)
Adjusted gross margin (1)	46,049	42,594	3,455
Operations & maintenance	18,578	19,614	(1,036)
Depreciation & amortization	4,481	4,234	247
Other taxes	1,561	1,501	60
Total operating expenses	24,620	25,349	(729)
Operating Income	$21,429	$17,245	$4,184
(1) Adjusted Gross Margin is a non-GAAP measure utilized by Management to review business unit performance. For a more detailed discussion on the differences between Gross Margin (GAAP) and Adjusted Gross Margin, see the Reconciliation of GAAP to Non-GAAP Measures presented above.

Operating results for the Unregulated Energy segment for the first quarter of 2024 reflect a $4.2 million improvement compared to the same period in 2023. Adjusted gross margin in the Unregulated Energy segment during the first quarter increased due to increased propane usage and higher propane margins and fees, as well as increased rate margins and customer consumption at Aspire. Additionally, we experienced decreased operating expenses associated with lower employee costs, which was partially offset by increased depreciation and property taxes.
Items contributing to the quarter-over-quarter increase in adjusted gross margin are listed in the following table:

(in thousands)
Propane Operations
Increased propane customer consumption	$1,388
Increased propane margins and service fees	559
Contributions from acquisition	438
Aspire Energy
Increased margins - rate changes and gathering fees	938
Increased customer consumption	309
Other variances	(177)
Quarter-over-quarter increase in adjusted gross margin	$3,455
The following narrative discussion provides further detail and analysis of the significant items in the foregoing table.
Propane Operations
•Propane customer consumption - Adjusted gross margin increased by $1.4 million due to increased customer consumption due to colder weather during the first three months of the year compared to the first quarter 2023.
•Increased propane margins and service fees - Adjusted gross margin increased by $0.6 million for the three months ended March 31, 2024, mainly due to increased margins and customer service fees. These market conditions, which include market pricing and competition with other propane suppliers, as well as the availability and price of alternative energy sources, may fluctuate based on changes in demand, supply and other energy commodity prices.
•Contributions from acquisition - Adjusted gross margin increased by $0.4 million from the acquisition of J.T. Lee and Son's that was completed in December 2023.
Aspire Energy
•Increased rate margins - Adjusted gross margin increased by $0.9 million primarily due to favorable rate changes and increased gathering charges associated with a large commercial customer.

•Increased Customer Consumption - Adjusted gross margin increased by $0.3 million due to increased customer consumption compared to the same period in the prior year primarily related to colder weather in the Ohio region during the first quarter of 2024.

Operating Expenses
Items contributing to the quarter-over-quarter decrease in operating expenses are listed in the following table:

(in thousands)
Decreased payroll, benefits and other employee-related expenses	$(1,177)
Increased depreciation, amortization and property tax costs	333
Other variances	115
Quarter-over-quarter decrease in operating expenses	$(729)

OTHER INCOME, NET
For the quarter ended March 31, 2024 compared to the quarter ended March 31, 2023
Other income, net, which includes non-operating investment income, interest income, late fees charged to customers, gains or losses from the sale of assets and pension and other benefits expense, was $0.2 million in the first quarter of 2024 compared to $0.3 million during the prior-year period.

INTEREST CHARGES
For the quarter ended March 31, 2024 compared to the quarter ended March 31, 2023
Interest charges for the three months ended March 31, 2024 increased by $9.8 million compared to the same period in 2023, attributable primarily to the Senior Notes issued in November 2023 in connection with the FCG acquisition. These factors were partially offset by higher capitalized interest during the current period of $0.5 million associated with capital projects. The weighted-average interest rate on our Revolver borrowings was 5.8 percent during the quarter ended March 31, 2024 compared to 5.2 percent during the prior-year period as a result of the Federal Reserve raising interest rates throughout 2023.

INCOME TAXES
For the quarter ended March 31, 2024 compared to the quarter ended March 31, 2023
Income tax expense was $16.6 million and $11.6 million for the quarters ended March 31, 2024 and March 31, 2023, respectively, resulting in an effective income tax rate of 26.4 percent and 24.2 percent, respectively, during the periods then ended. Income tax expense for the quarter ended March 31, 2023 included a $1.3 million benefit in deferred tax expense resulting from a reduction in the Pennsylvania state income tax rate. Excluding this change, our effective income tax rate was 26.9 percent for the quarter ended March 31, 2023.

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
Capital expenditures for investments in new or acquired plant and equipment are our largest capital requirements. Our capital expenditures were $70.6 million for the three months ended March 31, 2024. In the table below, we have provided the range of our forecasted capital expenditures for 2024:

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

The capital expenditure projection is subject to continuous review and modification. Actual capital requirements may vary from the above estimates due to a number of factors, including changing economic conditions, supply chain disruptions, capital delays that are greater than currently anticipated, customer growth in existing areas, regulation, new growth or acquisition opportunities and availability of capital and other factors discussed in Item 1A., Risk Factors, in our 2023 Annual Report on Form 10-K. Historically, actual capital expenditures have typically lagged behind the budgeted amounts. The timing of capital expenditures can vary based on delays in regulatory approvals, securing environmental approvals and other permits. The regulatory application and approval process has lengthened in the past few years, and we expect this trend to continue.

Capital Structure
We are committed to maintaining a sound capital structure and strong credit ratings. This commitment, along with adequate and timely rate relief for our regulated energy operations, is intended to ensure our ability to attract capital from outside sources at a reasonable cost, which will benefit our customers, creditors, employees and stockholders.
The following table presents our capitalization, excluding and including short-term borrowings, as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
(in thousands)
Long-term debt, net of current maturities	$1,185,166	48%	$1,187,075	49%
Stockholders’ equity	1,280,903	52%	1,246,104	51%
Total capitalization, excluding short-term debt	$2,466,069	100%	$2,433,179	100%

	March 31, 2024		December 31, 2023
(in thousands)
Short-term debt	$170,355	6%	$179,853	7%
Long-term debt, including current maturities	1,203,677	46%	1,205,580	46%
Stockholders’ equity	1,280,903	48%	1,246,104	47%
Total capitalization, including short-term debt	$2,654,935	100%	$2,631,537	100%
Our target ratio of equity to total capitalization, including short-term borrowings, is between 50 and 60 percent. Our equity to total capitalization ratio, including short-term borrowings, was 48 percent as of March 31, 2024. We seek to align permanent financing with the in-service dates of our capital projects. We may utilize more temporary short-term debt when the financing cost is attractive as a bridge to the permanent long-term financing or if the equity markets are volatile.
In November 2023, in connection with our acquisition of FCG, we completed an equity offering resulting in the issuance of approximately 4.4 million shares of our common stock at a price per share of $82.72 (net of underwriter discounts and commissions). We received net proceeds of $366.4 million which were used to partially finance the acquisition.
During the first three months of 2024, we received net proceeds of $0.1 million under the DRIP. In 2023, there were no issuances under the DRIP.
Shelf Agreements
We have entered into Shelf Agreements with Prudential and MetLife, whom are under no obligation to purchase any unsecured debt, with terms that extend through February 2026. At March 31, 2024, a total of $255.0 million of borrowing capacity was available under these agreements.
The Uncollateralized Senior Notes set forth certain business covenants to which we are subject when any note is outstanding, including covenants that limit or restrict our ability, and the ability of our subsidiaries, to incur indebtedness, or place or permit liens and encumbrances on any of our property or the property of our subsidiaries.

Short-term Borrowings
We are authorized by our Board of Directors to borrow up to $375.0 million of short-term debt, as required. At March 31, 2024 and December 31, 2023, we had $170.4 million and $179.9 million, respectively, of short-term borrowings outstanding at a weighted average interest rate of 5.83 percent during each period. There were no borrowings outstanding under the sustainable investment sublimit of the 364-day tranche at March 31, 2024.
We have entered into several amendments to our Revolver which resulted in modifications to both tranches of the facility. The amendment in October 2023, increased our funded indebtedness ratio from 65 percent to 70 percent during the quarter in which the acquisition of FCG was consummated and the quarter subsequent to the closing of the acquisition. The amendment in August 2023 renewed the 364-day tranche of the Revolver, providing for $175.0 million of short-term debt capacity. Additionally, the amendment under the 364-day tranche prescribed that borrowings would bear interest (i) based upon SOFR, plus a 10-basis point credit spread adjustment, and an applicable margin of 1.05 percent or less, with such margin based on total indebtedness as a percentage of total capitalization or (ii) the base rate, solely at our discretion. Further, this amendment provided that borrowings under the 364-day green loan sublimit would bear interest at (i) SOFR rate plus a 10-basis point credit spread adjustment and an applicable margin of 1.00 percent or less, with such margin based on total indebtedness as a percentage of total capitalization or (ii) the base rate plus 0.05 percent or less, solely at our discretion. The amendment entered into in 2022 reset the benchmark interest rate to SOFR and eliminated a previous covenant which capped our investment limit to $150.0 million for investments where we maintain less than 50 percent ownership.

The 364-day tranche of the Revolver expires in August 2024 and the five-year tranche expires in August 2026. Borrowings under both tranches of the Revolver are subject to a pricing grid, including the commitment fee and the interest rate charged based upon our total indebtedness to total capitalization ratio for the prior quarter. As of March 31, 2024, the pricing under the 364-day tranche of the Revolver included an unused commitment fee of 10 basis points and maintains an interest rate of 80 basis points over SOFR plus a 10-basis point SOFR adjustment. As of March 31, 2024, the pricing under the five-year tranche of the Revolver included a commitment fee of 10-basis points on undrawn amounts and an interest rate of 100 basis points over SOFR plus a 10-basis point SOFR adjustment.

The availability of funds under the Revolver is subject to conditions specified in the credit agreement, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in the Revolver's loan documents. We are required by the financial covenants in the Revolver to maintain, at the end of each fiscal year, a funded indebtedness ratio as described above. As of March 31, 2024, we were in compliance with this covenant.

Our total available credit under the Revolver at March 31, 2024 was $197.6 million. As of March 31, 2024, we had issued $7.0 million in letters of credit to various counterparties under the Revolver. These letters of credit are not included in the outstanding short-term borrowings and we do not anticipate that they will be drawn upon by the counterparties. The letters of credit reduce the available borrowings under the Revolver.

In connection with our acquisition of FCG, we entered into a 364-day Bridge Facility commitment with Barclays Bank PLC and other lending parties for up to $965.0 million. Upon closing of the FCG acquisition in November 2023, and with the completion of other financing activities as defined in the lending agreement, this facility was terminated with no funds drawn to finance the transaction. For additional information regarding the acquisition and related financing, see Note 3, Acquisitions, Note 9, Stockholders Equity, and Note 14, Long-Term Debt.

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

On March 14, 2023 we issued 5.43 percent Senior Notes due in March 2038 in the aggregate principal amount of $80.0 million and used the proceeds received from the issuances of the Senior Notes to reduce short-term borrowings under our Revolver credit facility and to fund capital expenditures. These Senior Notes have similar covenants and default provisions as our other Senior Notes, and have an annual principal payment beginning in the sixth year after the issuance.

Cash Flows
The following table provides a summary of our operating, investing and financing cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$97,282	$81,667
Investing activities	(74,711)	(42,654)
Financing activities	(25,780)	(42,152)
Net (decrease) increase in cash and cash equivalents	(3,209)	(3,139)
Cash and cash equivalents—beginning of period	4,904	6,204
Cash and cash equivalents—end of period	$1,695	$3,065

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

During the three months ended March 31, 2024, net cash provided by operating activities was $97.3 million. Operating cash flows were primarily impacted by the following:
•Net income, adjusted for non-cash adjustments, provided a $66.5 million source of cash;
•Changes in net regulatory assets and liabilities due primarily to the change in fuel costs collected through the various cost recovery mechanisms resulted in a $10.1 million source of cash;
•An increased level of deferred taxes associated with incremental tax depreciation from growth investments resulted in a source of cash of $11.9 million; and
•Other working capital changes, impacted primarily by a reduction in net receivables and propane inventory levels, resulted in a $8.8 million source of cash.

Cash Flows Used in Investing Activities
Net cash used in investing activities totaled $74.7 million during the three months ended March 31, 2024, largely driven by $75.5 million for new capital expenditures.

Cash Flows Used in Financing Activities
Net cash used in financing activities totaled $25.8 million during the three months ended March 31, 2024 and included the following:
•A $12.9 million use of cash for dividend payments in 2024;
•Net repayments under lines of credit resulting in a use of cash of $10.2 million; and
•Long-term debt repayments of $2.0 million.
Off-Balance Sheet Arrangements
The Board of Directors has authorized us to issue corporate guarantees securing obligations of our subsidiaries and to obtain letters of credit securing our subsidiaries' obligations. The maximum authorized liability under such guarantees and letters of credit as of March 31, 2024 was $35.0 million. The aggregate amount guaranteed related to our subsidiaries at March 31, 2024 was $24.4 million, with the guarantees expiring on various dates through March 2025. In addition, the Board has authorized us to issue specific purpose corporate guarantees. The amount of specific purpose guarantees outstanding at March 31, 2024 was $4.0 million.
As of March 31, 2024, we have issued letters of credit totaling approximately $7.0 million related to the electric transmission services for FPU's electric division, the firm transportation service agreement between TETLP and our Delaware and Maryland divisions, the capacity agreement between NEXUS and Aspire, the storage agreement between Bay Gas Storage Company and

FCG as well as our primary insurance carriers. These letters of credit have various expiration dates through February 2025 and to date, none have been used. We do not anticipate that the counterparties will draw upon these letters of credit and we expect that they will be renewed to the extent necessary in the future. Additional information is presented in Note 7, Other Commitments and Contingencies, in the condensed consolidated financial statements.
Contractual Obligations
There has been no material change in the contractual obligations presented in our 2023 Annual Report on Form 10-K.
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
Recent Authoritative Pronouncements on Financial Reporting and Accounting
Recent accounting developments, applicable to us, and their expected impact on our financial position, results of operations and cash flows, are described in Note 1, Summary of Accounting Policies, to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

The following table reflects the changes in the fair market value of financial derivatives contracts related to propane purchases and sales from December 31, 2023 to March 31, 2024:

(in thousands)	Balance at December 31, 2023	Increase in Fair Market Value	Less Amounts Settled	Balance at March 31, 2024
Sharp	$(376)	$1,975	$(1,084)	$515

There were no changes in methods of valuations during the three months ended March 31, 2024.

The following is a summary of fair market value of financial derivatives as of March 31, 2024, by method of valuation and by maturity for each fiscal year period.

(in thousands)	2024	2025	2026	Total Fair Value
Price based on Mont Belvieu - Sharp	$291	$194	$30	$515

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and Chief Financial Officer of Chesapeake Utilities, with the participation of other Company officials, have evaluated our “disclosure controls and procedures” (as such term is defined under Rules 13a-15(e) and 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2024. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2024, other than the ongoing changes resulting from the FCG acquisition discussed below, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On November 30, 2023, we completed the acquisition of FCG. We are currently integrating processes, procedures, and internal controls related to the acquisition. FCG's total assets and income before taxes represented approximately 30.8 percent and 8.9 percent, respectively, of the Company’s consolidated total assets and earnings before taxes as of March 31, 2024 and for the quarter then ended. See Note 4, Acquisitions, to the consolidated financial statements and Management's Report on Internal Control Over Financial Reporting in the Company's 2023 Annual Report on Form 10-K for additional information related to the acquisition of FCG. This exclusion is permitted based upon current guidance of the U.S. Securities & Exchange Commission.

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

Item 1A. Risk Factors

Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in Part I, Item 1A., Risk Factors, in our Annual Report on Form 10-K, for the year ended December 31, 2023, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC in connection with evaluating Chesapeake Utilities, our business and the forward-looking statements contained in this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Company Purchases of Equity Securities

Share repurchases during the three months ended March 31, 2024 were as follows:

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
Period	Purchased	per Share	or Programs (2)	or Programs (2)
January 1, 2024 through January 31, 2024 (1)	600	$105.84	—	—
February 1, 2024 through February 29, 2024	—	—	—	—
March 1, 2024 through March 31, 2024	—	—	—	—
Total	600	$105.84	—	—

(1) Chesapeake Utilities purchased shares of common stock on the open market for the purpose of reinvesting the dividend on shares held in the Rabbi Trust accounts for certain directors and senior executives under the Non-Qualified Deferred Compensation Plan. The Non-Qualified Deferred Compensation Plan is discussed in detail in Item 8 under the heading “Notes to the Consolidated Financial Statements—Note 16, Employee Benefit Plans,” in our latest Annual Report on Form 10-K for the year ended December 31, 2023.
(2) Except for the purposes described in Footnote (1), Chesapeake Utilities has no publicly announced plans or programs to repurchase its shares.

Item 3. Defaults upon Senior Securities
None.

Item 5. Other Information

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6.     Exhibits

10.1*
Form of Performance Share Agreement dated February 20, 2024 for the period 2024-2026, pursuant to Chesapeake Utilities Corporation 2023 Stock and Incentive Compensation Plan by and between Chesapeake Utilities Corporation and each of Jeffry M. Householder, Beth W. Cooper, James F. Moriarty, Kevin Webber and Jeffrey S. Sylvester is filed herewith.

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
Date: May 8, 2024