Form 10-Q
period 2024-06-30
CHESAPEAKE UTILITIES CORP
filed 2024-08-08
CIK 19745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2024
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Common Stock, par value $0.4867 — 22,449,929 shares outstanding as of August 5, 2024.

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
Senior Notes: Our unsecured long-term debt issued primarily to insurance companies on various dates
Sharp: Sharp Energy, Inc., a wholly-owned subsidiary of Chesapeake Utilities
Shelf Agreement: An agreement entered into by Chesapeake Utilities and a counterparty pursuant to which Chesapeake Utilities may request that the counterparty purchase our unsecured senior debt with a fixed interest rate and a maturity date not to exceed 20 years from the date of issuance
Shelf Notes: Unsecured senior promissory notes issuable under the Shelf Agreement executed with various counterparties
SICP: Stock and Incentive Compensation Plan pursuant to which we grant stock-based compensation awards
SOFR: Secured Overnight Financing Rate, a secured interbank overnight interest rate established as an alternative to LIBOR
TCJA: Tax Cuts and Jobs Act enacted on December 22, 2017
TETLP: Texas Eastern Transmission, LP, an interstate pipeline interconnected with Eastern Shore's pipeline
Uncollateralized Senior Notes: Our unsecured long-term debt issued primarily to insurance companies on various dates
U.S.: The United States of America

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
(in thousands, except per share data)
Operating Revenues
Regulated Energy	$130,625	$101,141	$299,051	$243,411
Unregulated Energy	41,419	40,751	124,522	123,916
Other businesses and eliminations	(5,772)	(6,299)	(11,557)	(13,605)
Total Operating Revenues	166,272	135,593	412,016	353,722
Operating Expenses
Natural gas and electric costs	27,378	23,886	77,296	79,174
Propane and natural gas costs	12,262	11,907	43,561	45,208
Operations	52,339	42,163	103,899	86,930
FCG transaction and transition-related expenses	1,374	—	2,295	—
Maintenance	5,561	5,258	11,464	10,362
Depreciation and amortization	17,877	17,303	34,893	34,486
Other taxes	8,691	6,730	18,233	14,301
Total Operating Expenses	125,482	107,247	291,641	270,461
Operating Income	40,790	28,346	120,375	83,261
Other income, net	1,110	831	1,305	1,107
Interest charges	16,813	6,964	33,839	14,196
Income Before Income Taxes	25,087	22,213	87,841	70,172
Income taxes	6,816	6,080	23,402	17,695
Net Income	$18,271	$16,133	$64,439	$52,477

Weighted Average Common Shares Outstanding:
Basic	22,284	17,794	22,267	17,777
Diluted	22,335	17,852	22,320	17,842
Earnings Per Share of Common Stock:
Basic	$0.82	$0.91	$2.89	$2.95
Diluted	$0.82	$0.90	$2.89	$2.94
The accompanying notes are an integral part of these condensed consolidated financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
(in thousands)
Net Income	$18,271	$16,133	$64,439	$52,477
Other Comprehensive Income (Loss), net of tax:
Employee Benefits, net of tax:
Reclassifications of amortization of prior service credit and actuarial loss, net of tax of $5, $3, $9 and $5, respectively	14	12	27	21
Cash Flow Hedges, net of tax:
Net gain (loss) on commodity contract cash flow hedges, net of tax of $72, $(784), $606 and $(775), respectively	199	(2,065)	1,640	(2,045)
Reclassifications of net (gain) loss on commodity contract cash flow hedges, net of tax $11, $119, $(282) and $(48), respectively	30	313	(761)	(126)
Net gain on interest rate swap cash flow hedges, net of tax of $32, $267, $175 and $213, respectively	94	758	511	612
Reclassifications of net (gain) on interest rate swap cash flow hedges, net of tax of $(43), $(33), $(87) and $(50), respectively	(127)	(94)	(255)	(142)
Total Other Comprehensive Income (Loss), net of tax	210	(1,076)	1,162	(1,680)
Comprehensive Income	$18,481	$15,057	$65,601	$50,797
The accompanying notes are an integral part of these condensed consolidated financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

Assets	June 30, 2024	December 31, 2023
(in thousands, except per share data)
Property, Plant and Equipment
Regulated Energy	$2,515,712	$2,418,494
Unregulated Energy	420,074	410,807
Other businesses and eliminations	32,645	30,310
Total property, plant and equipment	2,968,431	2,859,611
Less: Accumulated depreciation and amortization	(546,598)	(516,429)
Plus: Construction work in progress	157,347	113,192
Net property, plant and equipment	2,579,180	2,456,374
Current Assets
Cash and cash equivalents	6,430	4,904
Trade and other receivables	56,362	74,485
Less: Allowance for credit losses	(2,195)	(2,699)
Trade and other receivables, net	54,167	71,786
Accrued revenue	20,177	32,597
Propane inventory, at average cost	6,511	9,313
Other inventory, at average cost	19,715	19,912
Regulatory assets	19,646	19,506
Storage gas prepayments	2,801	4,695
Income taxes receivable	9,865	3,829
Prepaid expenses	12,549	15,407
Derivative assets, at fair value	1,180	1,027
Other current assets	3,236	2,723
Total current assets	156,277	185,699
Deferred Charges and Other Assets
Goodwill	507,856	508,174
Other intangible assets, net	15,910	16,865
Investments, at fair value	13,620	12,282
Derivative assets, at fair value	192	40
Operating lease right-of-use assets	11,201	12,426
Regulatory assets	83,594	96,396
Receivables and other deferred charges	12,923	16,448
Total deferred charges and other assets	645,296	662,631
Total Assets	$3,380,753	$3,304,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

Capitalization and Liabilities	June 30, 2024	December 31, 2023
(in thousands, except per share data)
Capitalization
Stockholders’ equity
Preferred stock, par value $0.01 per share (authorized 2,000 shares), no shares issued and outstanding	$—	$—
Common stock, par value $0.4867 per share (authorized 50,000 shares)	10,854	10,823
Additional paid-in capital	755,751	749,356
Retained earnings	525,525	488,663
Accumulated other comprehensive loss	(1,576)	(2,738)
Deferred compensation obligation	9,703	9,050
Treasury stock	(9,703)	(9,050)
Total stockholders’ equity	1,290,554	1,246,104
Long-term debt, net of current maturities	1,174,762	1,187,075
Total capitalization	2,465,316	2,433,179
Current Liabilities
Current portion of long-term debt	18,592	18,505
Short-term borrowing	207,091	179,853
Accounts payable	69,041	77,481
Customer deposits and refunds	44,775	46,427
Accrued interest	3,652	7,020
Dividends payable	14,272	13,119
Accrued compensation	12,519	16,544
Regulatory liabilities	19,677	13,719
Derivative liabilities, at fair value	27	354
Other accrued liabilities	20,547	13,362
Total current liabilities	410,193	386,384
Deferred Credits and Other Liabilities
Deferred income taxes	283,322	259,082
Regulatory liabilities	192,710	195,279
Environmental liabilities	2,402	2,607
Other pension and benefit costs	16,102	15,330
Derivative liabilities, at fair value	12	927
Operating lease - liabilities	9,341	10,550
Deferred investment tax credits and other liabilities	1,355	1,366
Total deferred credits and other liabilities	505,244	485,141
Environmental and other commitments and contingencies (Notes 6 and 7)
Total Capitalization and Liabilities	$3,380,753	$3,304,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2024	2023
(in thousands)
Operating Activities
Net income	$64,439	$52,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,787	34,486
Depreciation and accretion included in other costs	8,196	5,714
Deferred income taxes	23,810	5,695
Realized loss on commodity contracts and sale of assets	(3,056)	(1,032)
Unrealized gain on investments and commodity contracts	(1,006)	(1,131)
Employee benefits and compensation	(48)	218
Share-based compensation	4,512	2,919
Other, net	(229)	—
Changes in assets and liabilities:
Accounts receivable and accrued revenue	30,070	30,812
Propane inventory, storage gas and other inventory	4,894	5,052
Regulatory assets and liabilities, net	12,221	28,796
Prepaid expenses and other current assets	4,319	2,953
Accounts payable and other accrued liabilities	(4,624)	(18,273)
Income taxes receivable/payable	(6,036)	1,265
Customer deposits and refunds	(1,652)	1,316
Accrued compensation	(4,192)	(5,061)
Accrued interest	(3,368)	80
Other assets and liabilities, net	4,341	2,697
Net cash provided by operating activities	167,378	148,983
Investing Activities
Property, plant and equipment expenditures	(157,960)	(90,265)
Proceeds from sale of assets	1,767	2,034
Acquisitions, net of cash acquired	603	—
Environmental expenditures	(205)	(760)
Net cash used in investing activities	(155,795)	(88,991)
Financing Activities
Common stock dividends	(25,827)	(19,009)
Issuance of stock under the Dividend Reinvestment Plan, net of offering fees	2,471	(14)
Tax withholding payments related to net settled stock compensation	(1,466)	(2,455)
Change in cash overdrafts due to outstanding checks	235	(2,157)
Net borrowings (repayments) under line of credit agreements	27,003	(104,194)
Proceeds from long-term debt, net of offering fees	—	79,840
Repayment of long-term debt	(12,473)	(14,038)
Net cash used in financing activities	(10,057)	(62,027)
Net Increase (Decrease) in Cash and Cash Equivalents	1,526	(2,035)
Cash and Cash Equivalents—Beginning of Period	4,904	6,204
Cash and Cash Equivalents—End of Period	$6,430	$4,169
The accompanying notes are an integral part of these condensed consolidated financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock (1)
(in thousands, except per share data)	Number of Shares(2)	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Treasury Stock	Total
Balance at March 31, 2023	17,790	$8,659	$379,703	$472,209	$(1,983)	$8,816	$(8,816)	$858,588
Net income	—	—	—	16,133	—	—	—	16,133
Other comprehensive loss	—	—	—	—	(1,076)	—	—	(1,076)
Dividend declared ($0.590 per share)	—	—	—	(10,547)	—	—	—	(10,547)
Issuance under various plans (3)	—	—	(8)	—	—	—	—	(8)
Share-based compensation and tax benefit (4) (5)	7	3	1,135	—	—	—	—	1,138
Treasury stock activities	—	—	—	—	—	185	(185)	—
Balance at June 30, 2023	17,797	$8,662	$380,830	$477,795	$(3,059)	$9,001	$(9,001)	$864,228

Balance at December 31, 2022	17,741	$8,635	$380,036	$445,509	$(1,379)	$7,060	$(7,060)	$832,801
Net income	—	—	—	52,477	—	—	—	52,477
Other comprehensive loss	—	—	—	—	(1,680)	—	—	(1,680)
Dividends declared ($1.125 per share)	—	—	—	(20,191)	—	—	—	(20,191)
Issuance under various plans (3)	—	—	(19)	—	—	—	—	(19)
Share-based compensation and tax benefit (4) (5)	56	27	813	—	—	—	—	840
Treasury stock activities (2)	—	—	—	—	—	1,941	(1,941)	—
Balance at June 30, 2023	17,797	$8,662	$380,830	$477,795	$(3,059)	$9,001	$(9,001)	$864,228

Balance at March 31, 2024	22,267	$10,838	$750,162	$521,689	$(1,786)	$9,562	$(9,562)	$1,280,903
Net income	—	—	—	18,271	—	—	—	18,271
Other comprehensive income	—	—	—	—	210	—	—	210
Dividend declared ($0.640 per share)	—	—	—	(14,435)	—	—	—	(14,435)
Issuance under various plans (3)	25	12	2,607	—	—	—	—	2,619
Share-based compensation and tax benefit (4) (5)	7	4	2,982	—	—	—	—	2,986
Treasury stock activities	—	—	—	—	—	141	(141)	—
Balance at June 30, 2024	22,299	$10,854	$755,751	$525,525	$(1,576)	$9,703	$(9,703)	$1,290,554

Balance at December 31, 2023 (6)	22,235	$10,823	$749,356	$488,663	$(2,738)	$9,050	$(9,050)	$1,246,104
Net income	—	—	—	64,439	—	—	—	64,439
Other comprehensive income	—	—	—	—	1,162	—	—	1,162
Dividends declared ($1.230 per share)	—	—	—	(27,577)	—	—	—	(27,577)
Issuance under various plans (3)	28	13	2,879	—	—	—	—	2,892
Share-based compensation and tax benefit (4) (5)	36	18	3,516	—	—	—	—	3,534
Treasury stock activities (2)	—	—	—	—	—	653	(653)	—
Balance at June 30, 2024	22,299	$10,854	$755,751	$525,525	$(1,576)	$9,703	$(9,703)	$1,290,554

(1)2.0 million shares of preferred stock at $0.01 par value have been authorized. No shares have been issued or are outstanding; accordingly, no information has been included in the Condensed Consolidated Statements of Stockholders’ Equity.
(2)Includes 113 thousand, 108 thousand, 110 thousand, and 108 thousand shares at June 30, 2024, December 31, 2023, June 30, 2023 and December 31, 2022, respectively, held in a Rabbi Trust related to our Non-Qualified Deferred Compensation Plan.
(3)Includes shares issued under the Retirement Savings Plan and DRIP and/or ATM as applicable.
(4)Includes amounts for shares issued for directors’ compensation.
(5)The shares issued under the SICP are net of shares withheld for employee taxes. For the six months ended June 30, 2024 and 2023, we withheld 14 thousand and 20 thousand shares, respectively, for employee taxes.
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

2.    Calculation of Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
(in thousands, except per share data)
Calculation of Basic Earnings Per Share:
Net Income	$18,271	$16,133	$64,439	$52,477
Weighted average shares outstanding (1)	22,284	17,794	22,267	17,777
Basic Earnings Per Share	$0.82	$0.91	$2.89	$2.95

Calculation of Diluted Earnings Per Share:
Net Income	$18,271	$16,133	$64,439	$52,477
Reconciliation of Denominator:
Weighted shares outstanding—Basic (1)	22,284	17,794	22,267	17,777
Effect of dilutive securities—Share-based compensation	51	58	53	65
Adjusted denominator—Diluted	22,335	17,852	22,320	17,842
Diluted Earnings Per Share	$0.82	$0.90	$2.89	$2.94
 (1) Weighted average shares for the three and six months ended June 30, 2024 reflect the impact of 4.4 million common shares issued in November 2023 in connection with the acquisition of FCG. See Notes 3 and 9 for additional details on the acquisition and related equity offering.

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

The excess of the purchase price for FCG over the fair value of the assets acquired and liabilities assumed has been reflected as goodwill within the Regulated Energy segment. Goodwill resulting from the acquisition is largely attributable to expansion opportunities provided within our existing regulated operations in Florida, including planned customer growth and growth in rate base through continued investment in our utility infrastructure, as well as natural gas transmission infrastructure supporting the distribution operations. The goodwill recognized in connection with the acquisition of FCG is deductible for income tax purposes.

The components of the preliminary purchase price allocation are as follows:

(in thousands)
Assets acquired:	Acquisition Date Fair Value
Cash	$2,261
Accounts receivable, net	14,138
Regulatory assets - current	2,983
Other current assets	2,082
Property, plant and equipment	454,410
Goodwill	460,875
Regulatory assets - non-current	3,381
Other deferred charges and other assets	18,309
Total assets acquired	958,439

Liabilities assumed:
Current liabilities	(20,934)
Regulatory liabilities	(14,137)
Other deferred credits and other liabilities	(548)
Total liabilities assumed	(35,619)

Net purchase price	$922,820

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

For the three and six months ended June 30, 2024, the Company’s consolidated results include $32.5 million and $68.4 million of operating revenue, respectively, and $1.9 million and $6.0 million of net income, respectively, attributable to FCG. These results include $1.4 million and $2.3 million of transaction and transition-related expenses, respectively, for the three and six months ended June 30, 2024.

Acquisition of J.T. Lee and Son's
In December 2023, Sharp acquired the propane operating assets of J.T. Lee and Son's in Cape Fear, North Carolina for $3.9 million. In connection with this acquisition, we recorded a $0.3 million liability which is subject to the seller's adherence to various provisions contained in the purchase agreement through the first anniversary of the transaction closing. Through this acquisition, we expanded our operating footprint in North Carolina, where customers are served by Diversified Energy. Sharp added approximately 3,000 customers and distribution of approximately 800,000 gallons of propane annually. The transaction also included a bulk plant with 60,000 gallons of propane storage, enabling the Company to realize efficiencies with additional storage capacity and overlapping delivery territories.

In connection with this acquisition, we recorded $2.7 million in property plant and equipment, $0.9 million in goodwill, $0.2 million in working capital, and less than $0.1 million in intangible assets associated primarily with non-compete agreements, all of which are deductible for income tax purposes. The amounts recorded in conjunction with the acquisition are preliminary, and subject to adjustment based on contractual provisions and finalization prior to the first anniversary of the transaction closing. The financial results associated with this acquisition are included within our propane distribution operations within our Unregulated Energy segment. The operating revenues and net income of this acquisition were not material to our consolidated results for the three and six months ended June 30, 2024.

4.     Revenue Recognition
We recognize revenue when our performance obligations under contracts with customers have been satisfied, which generally occurs when our businesses have delivered or transported natural gas, electricity or propane to customers. We exclude sales taxes and other similar taxes from the transaction price. Typically, our customers pay for the goods and/or services we provide in the month following the satisfaction of our performance obligation. The following tables display our revenue by major source based on product and service type for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024				Three Months Ended June 30, 2023
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Energy distribution
Delaware natural gas division	$13,404	$—	$—	$13,404	$14,109	$—	$—	$14,109
Florida natural gas distribution	39,917	—	—	39,917	40,766	—	—	40,766
Florida City Gas	32,494	—	—	32,494	—	—	—	—
FPU electric distribution	22,546	—	—	22,546	23,034	—	—	23,034
Maryland natural gas division	4,681	—	—	4,681	4,622	—	—	4,622
Sandpiper natural gas/propane operations	3,898	—	—	3,898	4,079	—	—	4,079
Elkton Gas	1,308	—	—	1,308	1,303	—	—	1,303
Total energy distribution	118,248	—	—	118,248	87,913	—	—	87,913
Energy transmission
Aspire Energy	—	5,331	—	5,331	—	5,726	—	5,726
Aspire Energy Express	368	—	—	368	369	—	—	369
Eastern Shore	19,860	—	—	19,860	19,632	—	—	19,632
Peninsula Pipeline	8,069	—	—	8,069	7,593	—	—	7,593
Total energy transmission	28,297	5,331	—	33,628	27,594	5,726	—	33,320
Energy generation
Eight Flags	—	4,464	—	4,464	—	4,532	—	4,532
Propane operations
Propane delivery operations	—	28,040	—	28,040	—	27,315	—	27,315
Compressed Natural Gas Services
Marlin Gas Services	—	3,647	—	3,647	—	3,238	—	3,238
Other and eliminations
Eliminations	(15,920)	(63)	(5,818)	(21,801)	(14,366)	(60)	(6,344)	(20,770)
Other	—		46	46	—	—	45	45
Total other and eliminations	(15,920)	(63)	(5,772)	(21,755)	(14,366)	(60)	(6,299)	(20,725)

Total operating revenues (1)	$130,625	$41,419	$(5,772)	$166,272	$101,141	$40,751	$(6,299)	$135,593

(1) Total operating revenues for the three months ended June 30, 2024 include other revenue (revenues from sources other than contracts with customers) of $0.1 million for both our Regulated and Unregulated Energy segments, and $0.2 million and $0.1 million for our Regulated and Unregulated Energy segments, respectively, for the three months ended June 30, 2023. The sources of other revenues include revenue from alternative revenue programs related to revenue normalization for the Maryland division and Sandpiper Energy and late fees.

	Six Months Ended June 30, 2024				Six Months Ended June 30, 2023
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Energy distribution
Delaware natural gas division	$45,321	$—	$—	$45,321	$51,016	$—	$—	$51,016
Florida natural gas distribution	87,873	—	—	87,873	87,124	—	—	87,124
Florida City Gas	68,371	—	—	68,371	—	—	—	—
FPU electric distribution	42,510	—	—	42,510	45,771	—	—	45,771
Maryland natural gas division	14,536	—	—	14,536	16,884	—	—	16,884
Sandpiper natural gas/propane operations	10,955	—	—	10,955	11,161	—	—	11,161
Elkton Gas	4,167	—	—	4,167	5,444	—	—	5,444
Total energy distribution	273,733	—	—	273,733	217,400	—	—	217,400
Energy transmission
Aspire Energy	—	18,939	—	18,939	—	19,680	—	19,680
Aspire Energy Express	737	—	—	737	733	—	—	733
Eastern Shore	41,126	—	—	41,126	40,302	—	—	40,302
Peninsula Pipeline	16,061	—	—	16,061	14,504	—	—	14,504
Total energy transmission	57,924	18,939	—	76,863	55,539	19,680	—	75,219
Energy generation
Eight Flags	—	9,019	—	9,019	—	9,832	—	9,832
Propane operations
Propane delivery operations	—	89,612	—	89,612	—	87,295	—	87,295
Compressed Natural Gas Services
Marlin Gas Services	—	7,075	—	7,075	—	7,238	—	7,238
Other and eliminations
Eliminations	(32,606)	(123)	(11,648)	(44,377)	(29,528)	(129)	(13,696)	(43,353)
Other	—		91	91	—	—	91	91
Total other and eliminations	(32,606)	(123)	(11,557)	(44,286)	(29,528)	(129)	(13,605)	(43,262)

Total operating revenues (1)	$299,051	$124,522	$(11,557)	$412,016	$243,411	$123,916	$(13,605)	$353,722

(1) Total operating revenues for the six months ended June 30, 2024 include other revenue (revenues from sources other than contracts with customers) of $0.7 million and $0.2 million for our Regulated and Unregulated Energy segments, respectively, and $0.8 million and $0.2 million for our Regulated and Unregulated Energy segments, respectively, for the six months ended June 30, 2023. The sources of other revenues include revenue from alternative revenue programs related to revenue normalization for the Maryland division and Sandpiper Energy and late fees.

Contract Balances
The timing of revenue recognition, customer billings and cash collections results in trade receivables, unbilled receivables (contract assets), and customer advances (contract liabilities) in our condensed consolidated balance sheets. The balances of our trade receivables, contract assets, and contract liabilities as of June 30, 2024 and December 31, 2023 were as follows:

	Trade Receivables	Contract Assets (Current)	Contract Assets (Non-current)	Contract Liabilities (Current)
(in thousands)
Balance at 12/31/2023	$67,741	$18	$3,524	$1,022
Balance at 6/30/2024	50,022	18	3,258	619
Increase (Decrease)	$(17,719)	$—	$(266)	$(403)
Our trade receivables are included in trade and other receivables in the condensed consolidated balance sheets. Our current contract assets are included in other current assets in the condensed consolidated balance sheet. Our non-current contract assets are included in receivables and other deferred charges in the condensed consolidated balance sheet and primarily relate to operations and maintenance costs incurred by Eight Flags that have not yet been recovered through rates for the sale of electricity to our electric distribution operation pursuant to a long-term service agreement.
At times, we receive advances or deposits from our customers before we satisfy our performance obligation, resulting in contract liabilities. Contract liabilities are included in other accrued liabilities in the condensed consolidated balance sheets and relate to non-refundable prepaid fixed fees for our propane distribution operation's retail offerings. Our performance obligation is satisfied over the term of the respective customer retail program on a ratable basis. For the three and six months ended June 30, 2024 and 2023, the amounts recognized in revenue were not material.

Remaining Performance Obligations
Certain of our businesses have long-term fixed fee contracts with customers in which revenues are recognized when performance obligations are satisfied over the contract term. Revenue for these businesses for the remaining performance obligations, at June 30, 2024, are expected to be recognized as follows:

(in thousands)	2024	2025	2026	2027	2028	2029	2030 and thereafter
Eastern Shore and Peninsula Pipeline	$18,267	$32,610	$28,791	$25,578	$23,499	$21,294	$125,881
Natural gas distribution operations	5,073	9,500	8,785	6,756	5,536	4,992	26,311
FPU electric distribution	375	749	364	364	364	—	—
Total revenue contracts with remaining performance obligations	$23,715	$42,859	$37,940	$32,698	$29,399	$26,286	$152,192

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

Delaware Natural Gas Rate Case: In May 2024, our Delaware natural gas division provided notice to the Delaware PSC of its intent to file a petition seeking a general rate base increase based on a test period ending in December 2024. The filing is expected to be submitted to the Delaware PSC in August 2024 and the outcome of the application will be subject to review and approval by the Delaware PSC.

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

Maryland Natural Gas Depreciation Study: In January 2024, our Maryland natural gas distribution businesses filed a joint petition for approval of their proposed unified depreciation rates with the Maryland PSC. A settlement agreement between the Company, PSC staff and the OPC was reached and the final order approving the settlement agreement went into effect in July 2024 which will include an annual benefit of $1.2 million.

Florida

Wildlight Expansion: In August 2022, Peninsula Pipeline and FPU filed a joint petition with the Florida PSC for approval of its Transportation Service Agreement associated with the Wildlight planned community located in Nassau County, Florida. The project enables us to meet the significant growing demand for service in Yulee, Florida. The agreement enables us to construct the project during the build-out of the community and charge the reservation rate as each phase of the project goes into service. Construction of the pipeline facilities will occur in two separate phases. Phase one consists of three extensions with associated facilities, and a gas injection interconnect with associated facilities. Phase two will consist of two additional pipeline extensions. The various phases of the project commenced in the first quarter of 2023, with construction on the overall project continuing through 2025. The petition was approved by the Florida PSC in November 2022.

FCG Natural Gas Rate Case: In May 2022, FCG filed a general base rate increase with the Florida PSC based on a projected 2023 test year. In June 2023, the Florida PSC issued an order approving a single total base revenue increase of $23.3 million (which included an incremental increase of $14.1 million, a previously approved increase of $3.8 million for a liquefied natural gas facility, and $5.3 million to transfer the SAFE investments from a rider clause to base rates), with new rates becoming effective as of May 1, 2023. The Commission also approved FCG's proposed RSAM with a $25.0 million reserve amount, continuation and expansion of the capital SAFE program, implementation of an automated metering infrastructure pilot, and continuation of the storm damage reserve with a target reserve of $0.8 million. On June 23, 2023, the Florida OPC filed a motion for reconsideration of the PSC’s approval of RSAM, which was denied on September 12, 2023. On July 7, 2023, the Florida OPC filed a notice of appeal with the Florida Supreme Court, which is pending. The Florida OPC filed their initial brief on January 31, 2024 with answer briefs filed on April 30, 2024.

The RSAM is recorded as either an increase or decrease to accrued removal costs which is reflected on the Company’s balance sheets and a corresponding increase or decrease to depreciation and amortization expense. In order to earn the targeted regulatory return on equity ("ROE") in each reporting period subject to the conditions of the effective rate agreement, RSAM is calculated using a trailing thirteen-month average of rate base and capital structure in conjunction with the trailing twelve-month regulatory base net operating income, which primarily includes the base portion of rates and other revenues, net of operations and maintenance expenses, depreciation and amortization, interest and tax expenses. In general, the net impact of these income statement line items is adjusted, in part, by RSAM or its reversal to earn the targeted regulatory ROE. For the three and six months ended June 30, 2024, the Company recorded decreases to asset removal costs and depreciation expense of $2.3 million and $5.7 million, respectively, as a result of the RSAM adjustment.

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

FCG SAFE Program: In June 2023, the Florida PSC issued the approval order for the continuation of the SAFE program beyond its 2025 expiration date and inclusion of 150 miles of additional mains and services located in rear property easements. The SAFE program is designed to relocate certain mains and facilities associated with rear lot easements to street front locations to improve FCG's ability to inspect and maintain the facilities and reduce opportunities for damage and theft. In the same order, the Commission approved a replacement of 160 miles of pipe that was used in the 1970s and 1980s and shown through industry research to exhibit premature failure in the form of cracking. The program includes projected capital expenditures of $205.0 million over a 10-year period.

In April 2024, FCG filed a petition with the Florida PSC to more closely align the SAFE Program with FPU's GUARD program. Specifically, the requested modifications will enable FCG to accelerate remediation related to problematic pipe and facilities consisting of obsolete and exposed pipe. If approved, these efforts will serve to improve the safety and reliability of service to FCG's customers. These modifications, if approved, will result in an estimated additional $50.0 million in capital expenditures associated with the SAFE Program which would increase the total projected capital expenditures to $255.0 million over a 10-year period. The Commission decision is expected in September 2024.

Newberry Expansion: In April 2023, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with FPU for an additional 8,000 Dts/d of firm service in the Newberry, Florida area. The petition was approved by the Florida PSC in the third quarter of 2023. Peninsula Pipeline will construct a pipeline extension, which will be used by FPU to support the development of a natural gas distribution system to provide gas service to the City of Newberry. A filing to address the acquisition and conversion of existing Company owned propane community gas systems in Newberry was made in November 2023. The Florida PSC approved it in April 2024. The Company began the conversions of the community gas systems in the second quarter of 2024.

East Coast Reinforcement Projects: In December 2023, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreements with FPU for projects that will support additional supply to communities on the East Coast of Florida. The projects are driven by the need for increased supply to coastal portions of the state that are experiencing significant population growth. Peninsula Pipeline will construct several pipeline extensions which will support FPU’s distribution system in the areas of Boynton Beach and New Smyrna Beach with an additional 15,000 Dts/d and 3,400 Dts/d, respectively. The Florida PSC approved the projects in March 2024. Construction is projected to be complete in the first and second quarters of 2025 for Boynton Beach and New Smyrna Beach, respectively.

Central Florida Reinforcement Projects: In February 2024, Peninsula Pipeline filed a petition with the Florida PSC for its Transportation Service Agreements with FPU for projects that will support additional supply to communities located in Central Florida. The projects are driven by the need for increased supply to communities in central Florida that are experiencing significant population growth. Peninsula Pipeline will construct several pipeline extensions which will support FPU's distribution system around the Plant City and Lake Mattie areas of Florida with an additional 5,000 Dts/d and 8,700 Dts/d, respectively. The Florida PSC approved the projects in May 2024. Completion of the projects is projected for the fourth quarter of 2024 for Plant City and the fourth quarter of 2025 for Lake Mattie.

Renewable Natural Gas Supply Projects: In February 2024, Peninsula Pipeline filed a petition with the Florida PSC for approval of Transportation Service Agreements with FCG for projects that will support the transportation of additional renewable energy supply to FCG. The projects, located in Florida’s Brevard, Indian River and Miami-Dade counties, will bring renewable natural gas produced from local landfills into FCG’s natural gas distribution system. Peninsula Pipeline will construct several pipeline extensions which will support FCG's distribution system in Brevard County, Indian-River County, and Miami-Dade County. Benefits of these projects include increased gas supply to serve expected FCG growth, strengthened system reliability and additional system flexibility. The Florida PSC approved the petition at it's July 2024 meeting with the projects estimated to be completed in the first half of 2025.

St. Cloud Project Amendment: In February 2024, Peninsula Pipeline filed a petition with the Florida PSC for its approval of an amendment to its Transportation Service Agreement with FPU for a project that will support additional supply to communities in the St. Cloud, Florida area. The project is driven by the need to expand gas service to future communities that are expected in that area. Peninsula Pipeline will construct pipeline expansions that will allow FPU to serve the expected new growth. The expansion will provide FPU with an additional 10,000 Dts/d. The Florida PSC approved the project in May 2024, and it is expected to be complete in the fourth quarter of 2025.

Pioneer Supply Header Pipeline Project: In March 2024, Peninsula Pipeline filed a petition with the Florida PSC for its approval of Firm Transportation Service Agreements with both FCG and FPU for a project that will support greater supply growth of natural gas service in southeast Florida. The project consists of the transfer of a pipeline asset from FCG to Peninsula Pipeline. Peninsula Pipeline will proceed to provide transportation service to both FCG and FPU using the pipeline asset, which supports continued customer growth and system reinforcement of these distribution systems. The Florida PSC approved the petition in July 2024.

FPU Electric Rate Case: In June 2024, our Florida Electric division provided notice to the Florida PSC of its intent to file a petition seeking a general rate base increase based on a 2025 projected test year. The filing is expected to be submitted to the Florida PSC in August 2024 and the outcome of the application will be subject to review and approval by the Florida PSC.

Eastern Shore

Worcester Resiliency Upgrade: In August 2023, Eastern Shore filed an application with the FERC requesting authorization to construct the Worcester Resiliency Upgrade, which consists of a mixture of storage and transmission facilities in Sussex County, DE and Wicomico, Worcester, and Somerset Counties in Maryland. The project will provide long-term incremental supply necessary to support the growing demand of the participating shippers. Eastern Shore has requested certificate authorization by December 2024, with a target in-service date by the third quarter of 2025. In December 2023, the FERC issued its schedule for preparation of the Environmental Assessment ("EA"). In

April 2024, the FERC issued their EA with no significant impacts noted. The EA comment period closed May 28, 2024, and Eastern Shore responded to the one adverse comment received.

TCJA

In connection with the TCJA, which was signed into law in December 2017, our customer rates for our regulated businesses were adjusted as applicable as approved by the regulators. Regulatory liabilities related to accumulated deferred income taxes (“ADIT”) associated with the TCJA amounted to $85.2 million and $85.8 million at June 30, 2024 and December 31, 2023, respectively. With the exception of the ADIT balance of $34.2 million attributable to Eastern Shore, such amounts are being amortized in accordance with approvals received from the Delaware, Maryland, and Florida PSCs in 2018 and 2019. The ADIT balance attributable to Eastern Shore will be addressed in its next rate case filing.

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
As of June 30, 2024 and December 31, 2023, we had approximately $3.4 million and $3.6 million, respectively, in environmental liabilities related to the former MGP sites, and related regulatory assets of approximately $0.3 million and $0.5 million at the respective balance sheet dates for future recovery of environmental costs from customers.
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
Remediation is ongoing for the MGPs in Winter Haven and Key West in Florida and in Seaford, Delaware. The remaining clean-up costs are estimated to range from $0.3 million to $0.8 million for these three sites. The Environmental Protection Agency has approved a "site-wide ready for anticipated use" status for the Sanford, Florida MGP site, which is the final step before delisting a site. The remaining remediation expenses for the Sanford MGP site are not material.
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
FPU’s electric supply contracts require FPU to maintain an acceptable standard of creditworthiness based on specific financial ratios. FPU’s agreement with Florida Power & Light Company requires FPU to meet or exceed a debt service coverage ratio of 1.25 times based on the results of the prior 12 months. If FPU fails to meet this ratio, it must provide an irrevocable letter of credit or pay all amounts outstanding under the agreement within five business days. FPU’s electric supply agreement with Gulf Power requires FPU to meet the following ratios based on the average of the prior six quarters: (a) funds from operations interest coverage ratio (minimum of two times), and (b) total debt to total capital (maximum of 65 percent). If FPU fails to meet the requirements, it has to provide the supplier a written explanation of actions taken, or proposed to be taken, to become compliant. Failure to comply with the ratios specified in the Gulf Power agreement could also result in FPU having to provide an irrevocable letter of credit. As of June 30, 2024, FPU was in compliance with all of the requirements of its supply contracts.
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

Corporate Guarantees
The Board of Directors has authorized us to issue corporate guarantees securing obligations of our subsidiaries and to obtain letters of credit securing our subsidiaries' obligations. The maximum authorized liability under such guarantees and letters of credit as of June 30, 2024 was $35.0 million. The aggregate amount guaranteed related to our subsidiaries at June 30, 2024 was $27.0 million with the guarantees expiring on various dates through June 2025. In addition, the Board has authorized us to issue specific purpose corporate guarantees. The amount of specific purpose guarantees outstanding at June 30, 2024 was $4.0 million.
As of June 30, 2024, we have issued letters of credit totaling $7.0 million related to various transportation, transmission, capacity and storage agreements as well as our primary insurance carriers. These letters of credit have various expiration dates through February 2025 and to date, none have been used. We do not anticipate that the counterparties will draw upon these letters of credit, and we expect that they will be renewed to the extent necessary in the future.

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

The following tables present financial information about our reportable segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
(in thousands)
Operating Revenues, Unaffiliated Customers
Regulated Energy	$127,000	$100,657	$294,927	$242,279
Unregulated Energy	39,272	34,936	117,089	111,443
Total operating revenues, unaffiliated customers	$166,272	$135,593	$412,016	$353,722
Intersegment Revenues (1)
Regulated Energy	$3,625	$484	$4,124	$1,132
Unregulated Energy	2,147	5,816	7,433	12,473
Other businesses	46	45	91	91
Total intersegment revenues	$5,818	$6,345	$11,648	$13,696
Operating Income (Loss)
Regulated Energy	$40,505	$29,291	$98,614	$66,916
Unregulated Energy	238	(993)	21,667	16,252
Other businesses and eliminations	47	48	94	93
Operating income	40,790	28,346	120,375	83,261
Other income, net	1,110	831	1,305	1,107
Interest charges	16,813	6,964	33,839	14,196
Income Before Income Taxes	25,087	22,213	87,841	70,172
Income taxes	6,816	6,080	23,402	17,695
Net Income	$18,271	$16,133	$64,439	$52,477
(1) All significant intersegment revenues are billed at market rates and have been eliminated from consolidated operating revenues.

(in thousands)	June 30, 2024	December 31, 2023
Identifiable Assets
Regulated Energy segment	$2,882,798	$2,781,581
Unregulated Energy segment	447,913	477,402
Other businesses and eliminations	50,042	45,721
Total Identifiable Assets	$3,380,753	$3,304,704

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

We maintain an effective shelf registration statement with the SEC for the issuance of shares under our DRIP and other plans. Depending on our capital needs and subject to market conditions, we may issue additional shares under the direct stock purchase component of the DRIP in addition to other possible debt and equity offerings. For the six months ended June 30, 2024, we received net proceeds of $2.5 million for issuances under the DRIP. There were no issuances under the DRIP during 2023. Our most recent ATM equity program, which allowed us to issue and sell shares of our common stock up to an aggregate offering price of $75.0 million, expired in June 2023.

Accumulated Other Comprehensive Loss

Defined benefit pension and postretirement plan items, unrealized gains (losses) of our propane swap agreements designated as commodity contract cash flow hedges, and the unrealized gains (losses) of our interest rate swap agreements designated as cash flow hedges are the components of our accumulated other comprehensive loss. The following tables present the changes in the balances of accumulated other comprehensive loss components as of June 30, 2024 and 2023. All amounts in the following tables are presented net of tax.

	Defined Benefit	Commodity	Interest Rate
	Pension and	Contract	Swap
	Postretirement	Cash Flow	Cash Flow
	Plan Items	Hedges	Hedges	Total
(in thousands)
As of December 31, 2023	$(2,584)	$(274)	$120	$(2,738)
Other comprehensive income before reclassifications	—	1,640	511	2,151
Amounts reclassified from accumulated other comprehensive income (loss)	27	(761)	(255)	(989)
Net current-period other comprehensive income (loss)	27	879	256	1,162
As of June 30, 2024	$(2,557)	$605	$376	$(1,576)

As of December 31, 2022	$(2,506)	$1,092	$35	$(1,379)
Other comprehensive income (loss) before reclassifications	—	(2,045)	612	(1,433)
Amounts reclassified from accumulated other comprehensive income (loss)	21	(126)	(142)	(247)
Net prior-period other comprehensive income (loss)	21	(2,171)	470	(1,680)
As of June 30, 2023	$(2,485)	$(1,079)	$505	$(3,059)
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

10.    Employee Benefit Plans
Net periodic (benefit) cost for the FPU Pension Plan for the three and six months ended June 30, 2024 and 2023 is set forth in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
(in thousands)
Interest cost	$599	$633	$1,198	$1,266
Expected return on plan assets	(724)	(668)	(1,448)	(1,336)
Amortization of net loss	69	110	138	220
Total periodic (benefit) cost	$(56)	$75	$(112)	$150

Amounts reclassified from accumulated other comprehensive income (loss) and regulatory assets were not material during the three and six months ended June 30, 2024 and 2023.
Net periodic benefit costs for our other pension and postretirement benefit plans were not material for the three and six months ended June 30, 2024 and 2023.

The components of our net periodic costs have been recorded or reclassified to other expense, net in the condensed consolidated statements of income. Pursuant to their respective regulatory orders, FPU and Chesapeake Utilities continue to record a portion of their unrecognized postretirement benefit costs related to their regulated operations as a regulatory asset. The portion of the unrecognized pension and postretirement benefit costs related to FPU’s unregulated operations and Chesapeake Utilities' operations is recorded to accumulated other comprehensive income (loss).
During the three and six months ended June 30, 2024, there were no contributions to the FPU Pension Plan and we do not expect to contribute to the FPU Pension Plan during 2024. The Chesapeake SERP, the Chesapeake Postretirement Plan and the FPU Medical Plan are unfunded and are expected to be paid out of our general funds. Cash benefits paid under these other postretirement benefit plans for the three and six months ended June 30, 2024 were immaterial. We expect to pay total cash benefits of less than $1.0 million for these other postretirement benefit plans in 2024.

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
All obligations arising under the Non-Qualified Deferred Compensation Plan are payable from our general assets, although we have established a Rabbi Trust to informally fund the plan. Deferrals of cash compensation may be invested by the participants in various mutual funds (the same options that are available in the Retirement Savings Plan). The participants are credited with gains or losses on those investments. Assets held in the Rabbi Trust, recorded as Investments on the condensed consolidated balance sheet, had a fair value of $13.6 million at June 30, 2024 and $12.3 million at December 31, 2023. The assets of the Rabbi Trust are at all times subject to the claims of our general creditors.
11.    Share-Based Compensation
Our key employees and non-employee directors have been granted share-based awards through our SICP, which has awards outstanding under the current 2023 plan and the previous 2013 plan. We record these share-based awards as compensation costs over the respective service period for which services are received in exchange for an award of equity or equity-based compensation. The compensation cost is based primarily on the fair value of the shares awarded, using the estimated fair value of each share on the date it was granted, and the number of shares to be issued at the end of the service period.

The table below presents the amounts included in net income related to share-based compensation expense for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
(in thousands)
Awards to key employees	$2,181	$284	$4,080	$2,440
Awards to non-employee directors	218	227	432	479
Total compensation expense	2,399	511	4,512	2,919
Less: tax benefit	(612)	(132)	(1,152)	(754)
Share-based compensation amounts included in net income	$1,787	$379	$3,360	$2,165
Officers and Key Employees
Our Compensation Committee is authorized to grant our key employees the right to receive awards of shares of our common stock contingent upon the achievement of established performance goals and subject to SEC transfer restrictions once awarded. Our President and CEO has the right to issue awards of shares of our common stock to other officers and key employees of the Company contingent upon various performance goals and subject to SEC transfer restrictions.

We currently have several outstanding multi-year performance awards, which are based upon the successful achievement of long-term goals, growth and financial results and comprise both market-based and performance-based conditions and targets. The fair value per share, tied to a performance-based condition or target, is equal to the market price per share on the grant date. For the market-based conditions, we used the Monte Carlo valuation to estimate the fair value of each share granted.
The table below presents the summary of the stock activity for awards to key employees for the six months ended June 30, 2024:

(in thousands, except per share data)	Number of Shares	Weighted Average Fair Value/Share
Outstanding—December 31, 2023	213	$117.74
Granted	110	$105.21
Vested	(43)	$103.95
Expired	(27)	$86.24
Outstanding—June 30, 2024	253	$117.89
During the six months ended June 30, 2024, we granted awards of 110 thousand shares of common stock to officers and key employees under the SICP, including awards granted in February 2024. The shares granted are multi-year awards that will vest no later than the three-year service period ending December 31, 2026.
In March 2024, upon the election by certain of our executive officers and key employees, we withheld shares with a value at least equivalent to each such executive officer’s minimum statutory obligation for applicable income and other employment taxes related to shares that vested and were paid in March 2024 for the performance period ended December 31, 2023. We paid the balance of such awarded shares to each such executive officer and remitted cash equivalent to the withheld shares to the appropriate taxing authorities. We withheld 14 thousand shares based on the value of the shares on their award date. Total combined payments for the employees’ tax obligations to the taxing authorities were approximately $1.5 million.

At June 30, 2024, the aggregate intrinsic value of the SICP awards granted to key employees was approximately $26.9 million. At June 30, 2024, there was approximately $12.8 million of unrecognized compensation cost related to these awards, which will be recognized through 2026.

Non-employee Directors

Shares granted to non-employee directors are issued in advance of the directors’ service periods and are fully vested as of the grant date. We record a deferred expense equal to the fair value of the shares issued and amortize the expense equally over a service period of one year or less.
Our directors receive an annual retainer of shares of common stock under the SICP for services rendered through the subsequent Annual Meeting of Shareholders. Accordingly, our directors that served on the Board as of May 2024 each received approximately 1 thousand shares of common stock, respectively, with a weighted average fair value of $110.53 per share.
At June 30, 2024, there was $0.7 million of unrecognized compensation expense related to shares granted to non-employee directors. This expense will be recognized over the remaining service period ending in May 2025.

12.    Derivative Instruments

We use derivative and non-derivative contracts to manage risks related to obtaining adequate supplies and the price fluctuations of natural gas, electricity and propane and to mitigate interest rate risk. Our natural gas, electric and propane distribution operations have entered into agreements with suppliers to purchase natural gas, electricity and propane for resale to our customers. Our natural gas gathering and transmission company has entered into contracts with producers to secure natural gas to meet its obligations. Purchases under these contracts typically either do not meet the definition of derivatives or are considered “normal purchases and normal sales” and are accounted for on an accrual basis. Our propane distribution operations may also enter into fair value hedges of their inventory or cash flow hedges of their future purchase commitments in order to mitigate the impact of wholesale price fluctuations. Occasionally, we may enter into interest rate swap agreements to mitigate risk associated with changes in short-term borrowing rates. As of June 30, 2024, our natural gas and electric distribution operations did not have any outstanding derivative contracts.

Volume of Derivative Activity

As of June 30, 2024, the volume of our commodity derivative contracts were as follows:

Business unit	Commodity	Contract Type	Quantity hedged (in millions)	Designation	Longest Expiration date of hedge
Sharp	Propane (gallons)	Purchases	10.5	Cash flow hedges	March 2027

Sharp entered into futures and swap agreements to mitigate the risk of fluctuations in wholesale propane index prices associated with the propane volumes that are expected to be purchased and/or sold during the heating season. Under the futures and swap agreements, Sharp will receive the difference between (i) the index prices (Mont Belvieu prices in June 2024 through March 2027) and (ii) the per gallon propane swap prices, to the extent the index prices exceed the contracted prices. If the index prices are lower than the contract prices, Sharp will pay the difference. We designated and accounted for the propane swaps as cash flow hedges. The change in the fair value of the swap agreements is recorded as unrealized gain (loss) in other comprehensive income (loss) and later recognized in the statement of income in the same period and in the same line item as the hedged transaction. We expect to reclassify unrealized gains of approximately $0.7 million from accumulated other comprehensive income (loss) related to our commodity cash flow hedges to earnings during the 12-month period ended June 30, 2025.

Interest Rate Swap Activities

We manage interest rate risk by entering into derivative contracts to hedge the variability in cash flows attributable to changes in the short-term borrowing rates. In September 2022, we entered into an interest rate swap with a notional amount of $50.0 million through September 2025, with pricing of 3.98 percent. In July 2024, we entered into an agreement for an additional interest rate swap effective August 1, 2024 through August 2029, at a notional amount of $50.0 million and pricing of 3.97 percent. Our interest rate swaps are cash settled monthly as the counter-party pays us the 30-day SOFR rate less the fixed rate.

We designate and account for interest rate swaps as cash flow hedges. Accordingly, unrealized gains and losses associated with the interest rate swap are recorded as a component of accumulated other comprehensive income (loss). When the interest rate swap settles, the realized gain or loss is recorded in the income statement and is recognized as a component of interest charges.

Broker Margin

Futures exchanges have contract specific margin requirements that require the posting of cash or cash equivalents relating to traded contracts. Margin requirements consist of initial margin that is posted upon the initiation of a position, maintenance margin that is usually expressed as a percent of initial margin, and variation margin that fluctuates based on the daily mark-to-market relative to maintenance margin requirements. We currently maintain a broker margin account for Sharp included within other current assets on the consolidated balance sheet with a balance of $2.8 million and $2.1 million as of June 30, 2024 and December 31, 2023, respectively.

Financial Statements Presentation

The following tables present information about the fair value and related gains and losses of our derivative contracts. We did not have any derivative contracts with a credit-risk related contingency. Fair values of the derivative contracts recorded in the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, are as follows:

	Derivative Assets
		Fair Value As Of
(in thousands)	Balance Sheet Location	June 30, 2024	December 31, 2023
Derivatives designated as cash flow hedges
Propane swap agreements	Derivative assets, at fair value	$866	$702
Interest rate swap agreements	Derivative assets, at fair value	506	365
Total Derivative Assets (1)		$1,372	$1,067
 (1) Derivative assets, at fair value, include $1.2 million in current assets in the condensed consolidated balance sheet at June 30, 2024 and $1.0 million at December 31, 2023, with the remainder of the balance classified as long-term.

	Derivative Liabilities
		Fair Value As Of
(in thousands)	Balance Sheet Location	June 30, 2024	December 31, 2023
Derivatives designated as cash flow hedges
Propane swap agreements	Derivative liabilities, at fair value	$39	$1,078
Interest rate swap agreements	Derivative liabilities, at fair value	—	203
Total Derivative Liabilities (1)		$39	$1,281
(1) Derivative liabilities, at fair value, included less than $0.1 million in current liabilities in the condensed consolidated balance sheet at June 30, 2024 and $0.4 million at December 31, 2023, with the remainder of the balance classified as long-term.

The effects of gains and losses from derivative instruments on the condensed consolidated statements of income are as follows:

		Amount of Gain (Loss) on Derivatives
	Location of Gain	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	(Loss) on Derivatives	2024	2023	2024	2023
Derivatives designated as cash flow hedges
Propane swap agreements	Revenues	$—	$—	$(307)	$733
Propane swap agreements	Unregulated propane and natural gas costs	(41)	(432)	1,350	(559)
Interest rate swap agreements	Interest expense	170	127	342	192
Total		$129	$(305)	$1,385	$366

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

Financial Assets and Liabilities Measured at Fair Value
The following tables summarize our financial assets and liabilities that are measured at fair value on a recurring basis and the fair value measurements, by level, within the fair value hierarchy as of June 30, 2024 and December 31, 2023:

		Fair Value Measurements Using:
As of June 30, 2024	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Assets:
Investments—equity securities	$21	$21	$—	$—
Investments—guaranteed income fund	1,395	—	—	1,395
Investments—mutual funds and other	12,204	12,204	—	—
Total investments	13,620	12,225	—	1,395
Derivative assets	1,372	—	1,372	—
Total assets	$14,992	$12,225	$1,372	$1,395
Liabilities:
Derivative liabilities	$39	$—	$39	$—

		Fair Value Measurements Using:
As of December 31, 2023	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Assets:
Investments—equity securities	$21	$21	$—	$—
Investments—guaranteed income fund	1,489	—	—	1,489
Investments—mutual funds and other	10,772	10,772	—	—
Total investments	12,282	10,793	—	1,489
Derivative assets	1,067	—	1,067	—
Total assets	$13,349	$10,793	$1,067	$1,489
Liabilities:
Derivative liabilities	$1,281	$—	$1,281	$—

The changes in the fair value of Level 3 investments for the six months ended June 30, 2024 and 2023 were not material. Investment income from the Level 3 investments is reflected in other income, net in the condensed consolidated statements of income.

At June 30, 2024, there were no non-financial assets or liabilities required to be reported at fair value. We review our non-financial assets for impairment at least on an annual basis, as required.
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
At June 30, 2024, long-term debt, which includes current maturities but excludes debt issuance costs, had a carrying value of approximately $1.2 billion, compared to the estimated fair value of approximately $1.1 billion. At December 31, 2023, long-term debt, which includes the current maturities but excludes debt issuance costs, had a carrying value of approximately $1.2 billion, compared to a fair value of approximately $1.2 billion. The fair value was calculated using a discounted cash flow methodology that incorporates a market interest rate based on published corporate borrowing rates for debt instruments with similar terms and average maturities, and with adjustments for duration, optionality, and risk profile. The valuation technique used to estimate the fair value of long-term debt would be considered a Level 2 measurement.

14.    Long-Term Debt
Our outstanding long-term debt is shown below:

	June 30,	December 31,
(in thousands)	2024	2023
Uncollateralized senior notes:
5.68% notes, due June 2026	$5,800	$8,700
6.39% notes, due December 2026	100,000	100,000
6.44% notes, due December 2027	100,000	100,000
6.43% notes, due May 2028	2,800	3,500
3.73% notes, due December 2028	10,000	10,000
6.45% notes, due December 2028	100,000	100,000
3.88% notes, due May 2029	25,000	30,000
6.62% notes, due December 2030	100,000	100,000
3.25% notes, due April 2032	56,000	59,500
6.71% notes, due December 2033	100,000	100,000
2.98% notes, due December 2034	70,000	70,000
3.00% notes, due July 2035	50,000	50,000
2.96% notes, due August 2035	40,000	40,000
2.49% notes, due January 2037	50,000	50,000
5.43% notes, due March 2038	80,000	80,000
3.48% notes, due May 2038	50,000	50,000
3.58% notes, due November 2038	50,000	50,000
6.73% notes, due December 2038	50,000	50,000
3.98% notes, due August 2039	100,000	100,000
2.95% notes, due March 2042	50,000	50,000
Equipment security note
2.46% note, due September 2031	7,259	7,633
Less: debt issuance costs	(3,505)	(3,753)
Total long-term debt	1,193,354	1,205,580
Less: current maturities	(18,592)	(18,505)
Total long-term debt, net of current maturities	$1,174,762	$1,187,075

Terms of the Senior Notes

All of our outstanding Senior Notes set forth certain business covenants to which we are subject when any note is outstanding, including covenants that limit or restrict our ability, and the ability of our subsidiaries, to incur indebtedness, or place or permit liens and encumbrances on any of our property or the property of our subsidiaries.

Senior Notes

On November 20, 2023, we issued Senior Notes in the aggregate principal amount of $550.0 million at an average interest rate of 6.54 percent that were used to partially finance our acquisition of FCG which closed during the fourth quarter of 2023. These notes have varying final maturity dates of between three and 15 years, and the outstanding principal balance of the notes (net of annual payments on the 6.73 percent notes which begin in 2029) will be due on their respective maturity dates with interest payments payable semiannually until the principal has been paid in full. These Senior Notes have similar covenants and default provisions as our other Senior Notes.

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

Shelf Agreements

We have entered into Shelf Agreements with Prudential and MetLife with terms that extend through February 2026, however neither of such lenders have any obligation to purchase debt thereunder. At June 30, 2024, a total of $255.0 million of borrowing capacity was available under these agreements.
15.    Short-Term Borrowings
As of June 30, 2024, we are authorized by our Board of Directors to borrow up to $375.0 million of short-term debt, as required. At June 30, 2024 and December 31, 2023, we had $207.1 million and $179.9 million, respectively, of short-term borrowings outstanding at a weighted average interest rate of 5.95 percent and 5.83 percent, respectively. There were no borrowings outstanding under the sustainable investment sublimit of the 364-day tranche at June 30, 2024.

In August 2024, we amended and restated our Revolver which increased the total borrowing capacity to $450.0 million, including $250.0 million available under the 364-day tranche which now expires in August 2025 and $200.0 million available under the five-year tranche which now expires in August 2029. Borrowings under both tranches of the amended and restated Revolver continue to be subject to a pricing grid, including the commitment fee and the interest rate charged based upon our total indebtedness to total capitalization ratio for the prior quarter. The 364-day tranche continues to bear interest (i) based upon the SOFR, plus a 10-basis point credit spread adjustment, and an applicable margin of 1.05 percent or less, with such margin based on total indebtedness as a percentage of total capitalization or (ii) the base rate, solely at our discretion. The five-year tranche continues to bear interest (i) based upon the SOFR, plus a 10-basis point credit spread adjustment, and an applicable margin of 1.25 percent or less, with such margin based on total indebtedness as a percentage of total capitalization or (ii) the base rate, solely at our discretion.

As of June 30, 2024, the pricing under the 364-day tranche of the Revolver included a commitment fee of 10-basis points on undrawn amounts and an interest rate of 80-basis points over SOFR plus a 10-basis point SOFR adjustment on outstanding balances. As of June 30, 2024, the pricing under the five-year tranche of the Revolver included a commitment fee of 10-basis points on undrawn amounts and an interest rate of 100-basis points over SOFR plus a 10-basis point SOFR adjustment on outstanding balances.

We also utilize interest rate swaps to manage rate risk under our Revolver. For additional information on interest rate swaps, including swaps currently in place related to our short-term borrowings, see Note 12, Derivative Instruments.

The availability of funds under the Revolver is subject to conditions specified in the credit agreement, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in the Revolver's loan documents. We are required by the financial covenants in the Revolver to maintain, at the end of each fiscal year, a funded indebtedness ratio as described above. As of June 30, 2024, we were in compliance with this covenant.

Our total available credit under the Revolver at June 30, 2024 was $163.0 million. As of June 30, 2024, we had issued $7.0 million in letters of credit to various counterparties under the Revolver. These letters of credit are not included in the outstanding short-term borrowings and we do not anticipate that they will be drawn upon by the counterparties. The letters of credit reduce the available borrowings under the Revolver.

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

Some of our leases are subject to annual changes in the Consumer Price Index (“CPI”). While lease liabilities are not re-measured as a result of changes to the CPI, changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. A 100-basis-point increase in CPI would not have resulted in material additional annual lease costs. Most of our leases include options to renew, with renewal terms that can extend the lease term from one to 25 years or more. The exercise of lease renewal options is at our sole discretion. The amounts disclosed in our consolidated balance sheet at June 30, 2024, pertaining to the right-of-use assets and lease liabilities, are measured based on our current expectations of exercising our available renewal options. Our existing leases are not subject to any restrictions or covenants that would preclude our ability to pay dividends, obtain financing or enter into additional leases. As of June 30, 2024, we have not entered into any leases, which have not yet commenced, that would entitle us to significant rights or create additional obligations. The following table presents information related to our total lease cost included in our condensed consolidated statements of income:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
(in thousands)	Classification	2024	2023	2024	2023
Operating lease cost (1)	Operations expense	$738	$780	$1,474	$1,568
(1) Includes short-term leases and variable lease costs, which are not material.

The following table presents the balance and classifications of our right of use assets and lease liabilities included in our condensed consolidated balance sheet at June 30, 2024 and December 31, 2023:

(in thousands)	Balance sheet classification	June 30, 2024	December 31, 2023
Assets
Operating lease assets	Operating lease right-of-use assets	$11,201	$12,426
Liabilities
Current
Operating lease liabilities	Other accrued liabilities	$2,453	$2,454
Noncurrent
Operating lease liabilities	Operating lease - liabilities	9,341	10,550
Total lease liabilities		$11,794	$13,004

The following table presents our weighted-average remaining lease terms and weighted-average discount rates for our operating leases at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Weighted-average remaining lease term (in years)
Operating leases	7.9	8.1
Weighted-average discount rate
Operating leases	3.5%	3.5%

The following table presents additional information related to cash paid for amounts included in the measurement of lease liabilities included in our condensed consolidated statements of cash flows as of June 30, 2024 and 2023:

	Six Months Ended
	June 30,
(in thousands)	2024	2023
Operating cash flows from operating leases	$1,469	$1,465

The following table presents the future undiscounted maturities of our operating and financing leases at June 30, 2024 and for each of the next five years and thereafter:

(in thousands)	Operating Leases (1)
Remainder of 2024	$1,416
2025	2,334
2026	1,777
2027	1,541
2028	1,164
2029	1,099
Thereafter	4,094
Total lease payments	13,425
Less: Interest	(1,631)
Present value of lease liabilities	$11,794
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
•changes in the current political environment;
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

The following tables reconcile Gross Margin, Net Income, and EPS, all as defined under GAAP, to our non-GAAP financial measures of Adjusted Gross Margin, Adjusted Net Income and Adjusted EPS for the three and six months ended June 30, 2024 and 2023:

Adjusted Gross Margin

	For the Three Months Ended June 30, 2024
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Operating Revenues	$130,625	$41,419	$(5,772)	$166,272
Cost of Sales:
Natural gas, propane and electric costs	(27,378)	(18,006)	5,744	(39,640)
Depreciation & amortization	(14,657)	(3,223)	3	(17,877)
Operations & maintenance expenses (1)	(12,255)	(7,893)	3	(20,145)
Gross Margin (GAAP)	76,335	12,297	(22)	88,610
Operations & maintenance expenses (1)	12,255	7,893	(3)	20,145
Depreciation & amortization	14,657	3,223	(3)	17,877
Adjusted Gross Margin (Non-GAAP)	$103,247	$23,413	$(28)	$126,632

	For the Three Months Ended June 30, 2023
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Operating Revenues	$101,141	$40,751	$(6,299)	$135,593
Cost of Sales:
Natural gas, propane and electric costs	(23,886)	(18,116)	6,209	(35,793)
Depreciation & amortization	(13,035)	(4,269)	1	(17,303)
Operations & maintenance expenses (1)	(9,240)	(7,520)	(2)	(16,762)
Gross Margin (GAAP)	54,980	10,846	(91)	65,735
Operations & maintenance expenses (1)	9,240	7,520	2	16,762
Depreciation & amortization	13,035	4,269	(1)	17,303
Adjusted Gross Margin (Non-GAAP)	$77,255	$22,635	$(90)	$99,800

	For the Six Months Ended June 30, 2024
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Operating Revenues	$299,051	$124,522	$(11,557)	$412,016
Cost of Sales:
Natural gas, propane and electric costs	(77,296)	(55,060)	11,499	(120,857)
Depreciation & amortization	(27,194)	(7,704)	5	(34,893)
Operations & maintenance expenses (1)	(24,991)	(16,315)	1	(41,305)
Gross Margin (GAAP)	169,570	45,443	(52)	214,961
Operations & maintenance expenses (1)	24,991	16,315	(1)	41,305
Depreciation & amortization	27,194	7,704	(5)	34,893
Adjusted Gross Margin (Non-GAAP)	$221,755	$69,462	$(58)	$291,159

	For the Six Months Ended June 30, 2023
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Operating Revenues	$243,411	$123,916	$(13,605)	$353,722
Cost of Sales:
Natural gas, propane and electric costs	(79,174)	(58,687)	13,479	(124,382)
Depreciation & amortization	(25,987)	(8,503)	4	(34,486)
Operations & maintenance expenses (1)	(18,527)	(15,996)	3	(34,520)
Gross Margin (GAAP)	119,723	40,730	(119)	160,334
Operations & maintenance expenses (1)	18,527	15,996	(3)	34,520
Depreciation & amortization	25,987	8,503	(4)	34,486
Adjusted Gross Margin (Non-GAAP)	$164,237	$65,229	$(126)	$229,340
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

2024 to 2023 Gross Margin (GAAP) Variance – Regulated Energy

Gross Margin (GAAP) for the Regulated Energy segment for the quarter ended June 30, 2024 was $76.4 million, an increase of $21.4 million, or 38.8 percent, compared to the same period in 2023. The increase in gross margin reflects incremental margin attributable to FCG, organic growth in our natural gas distribution businesses and continued pipeline expansion projects, and incremental margin from regulatory initiatives.

Gross Margin (GAAP) for the Regulated Energy segment for the six months ended June 30, 2024 was $169.6 million, an increase of $49.8 million, or 41.6 percent, compared to the same period in 2023. The increase in gross margin reflects incremental margin attributable to FCG, organic growth in our natural gas distribution businesses and continued pipeline expansion projects, and incremental margin from regulatory initiatives.

2024 to 2023 Gross Margin (GAAP) Variance – Unregulated Energy

Gross Margin (GAAP) for the Unregulated Energy segment for the quarter ended June 30, 2024 was $12.3 million, an increase of $1.5 million, or 13.4 percent, compared to the same period in 2023. The increase in gross margin was primarily attributable to contributions from an increased level of virtual pipeline services and improved performance at Aspire.

Gross Margin (GAAP) for the Unregulated Energy segment for the six months ended June 30, 2024 was $45.4 million, an increase of $4.7 million, or 11.6 percent, compared to the same period in 2023. Higher gross margin reflects higher contributions from propane including increased customer consumption, incremental margin from the JT Lee and Son's acquisition in late 2023, and higher margins and service fees; improved performance at Aspire; and an increased level of virtual pipeline services.

Adjusted Net Income and Adjusted EPS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net Income (GAAP)	$18,271	$16,133	$64,439	$52,477
FCG transaction and transition-related expenses, net (1)	1,006	—	1,683	—
Adjusted Net Income (Non-GAAP)	$19,277	$16,133	$66,122	$52,477

Weighted average common shares outstanding - diluted (2)	22,335	17,852	22,320	17,842

Earnings Per Share - Diluted (GAAP)	$0.82	$0.90	$2.89	$2.94
FCG transaction and transition-related expenses, net (1)	0.04	—	0.07	—
Adjusted Earnings Per Share - Diluted (Non-GAAP)	$0.86	$0.90	$2.96	$2.94
(1) Transaction and transition-related expenses represent non-recurring costs incurred attributable to the acquisition and integration of FCG including, but not limited to, transaction costs, transition services, consulting, system integration, rebranding, and legal fees.
(2) Weighted average shares for the three and six months ended June 30, 2024 reflect the impact of 4.4 million common shares issued in November 2023 in connection with the acquisition of FCG. See Notes 3 and 9 for additional details on the acquisition and related equity offering.

2024 to 2023 Net Income (GAAP) Variance
Net income (GAAP) for the quarter ended June 30, 2024 was $18.3 million, or $0.82 per share, compared to $16.1 million, or $0.90 per share, for the same quarter of 2023. Net income for the three months ended June 30, 2024 included $1.0 million of transaction and transition-related expenses in connection with the acquisition and integration of FCG. Excluding these costs, net income increased by $3.1 million or 19.5 percent compared to the same period in the prior year.
Net income (GAAP) for the six months ended June 30, 2024 was $64.4 million, or $2.89 per share, compared to $52.5 million, or $2.94 per share, for the same period in 2023. Net income for the six months ended June 30, 2024 included $1.7 million of transaction and transition-related expenses in connection with the acquisition and integration of FCG. Excluding these costs, net income increased by $13.6 million or 26.0 percent compared to the same period in the prior year.

Results of Operations for the Three and Six Months Ended June 30, 2024

Operational Highlights

Our adjusted net income for the three months ended June 30, 2024 was $19.3 million, or $0.86 per share, compared to $16.1 million, or $0.90 per share, for the same quarter of 2023. The improvements in business unit operating results discussed below were offset by the effects of increased interest expense and common shares issued in connection with the acquisition of FCG. Operating income for the second quarter of 2024 was $40.8 million, an increase of $12.4 million or 43.9 percent compared to the same period in 2023. Excluding transaction and transition-related expenses associated with the acquisition and integration of FCG, operating income increased $13.8 million or 48.7 percent compared to the prior-year period. An increase in adjusted gross margin in the second quarter of 2024 was driven by contributions from the acquisition of FCG, natural gas organic growth and continued pipeline expansion projects, incremental margin from regulatory initiatives, and improvements from our unregulated businesses. Higher operating expenses in the second quarter of 2024 were largely associated with FCG, increased payroll, benefits and other employee-related expenses, and higher insurance and vehicle expenses compared to the prior-year period. Increases in depreciation, amortization and property taxes attributable to growth projects and FCG were partially offset by a $2.3 million RSAM adjustment from FCG and lower depreciation from our electric operations due to revised rates from an approved electric depreciation study.

	Three Months Ended
	June 30,		Increase
	2024	2023	(Decrease)
(in thousands, except per share data)
Adjusted Gross Margin
Regulated Energy segment	$103,247	$77,255	$25,992
Unregulated Energy segment	23,413	22,635	778
Other businesses and eliminations	(28)	(90)	62
Total Adjusted Gross Margin	$126,632	$99,800	$26,832

Operating Income (Loss)
Regulated Energy segment	$40,505	$29,291	$11,214
Unregulated Energy segment	238	(993)	1,231
Other businesses and eliminations	47	48	(1)
Total Operating Income	40,790	28,346	12,444
Other income, net	1,110	831	279
Interest charges	16,813	6,964	9,849
Income Before Income Taxes	25,087	22,213	2,874
Income taxes	6,816	6,080	736
Net Income	$18,271	$16,133	$2,138

Weighted Average Common Shares Outstanding: (1)
Basic	22,284	17,794	4,490
Diluted	22,335	17,852	4,483

Earnings Per Share of Common Stock
Basic	$0.82	$0.91	$(0.09)
Diluted	$0.82	$0.90	$(0.08)

Adjusted Net Income and Adjusted Earnings Per Share
Net Income (GAAP)	$18,271	$16,133	$2,138
FCG transaction and transition-related expenses, net (2)	1,006	—	1,006
Adjusted Net Income (Non-GAAP)	$19,277	$16,133	$3,144

Earnings Per Share - Diluted (GAAP)	$0.82	$0.90	$(0.08)
FCG transaction and transition-related expenses, net (2)	0.04	—	0.04
Adjusted Earnings Per Share - Diluted (Non-GAAP)	$0.86	$0.90	$(0.04)
(1) Weighted average shares for the quarter ended June 30, 2024 reflect the impact of 4.4 million common shares issued in November 2023 in connection with the acquisition of FCG.
(2) Transaction and transition-related expenses represent costs incurred attributable to the acquisition and integration of FCG including, but not limited to, transaction costs, transition services, consulting, system integration, rebranding and legal fees.

Key variances between the second quarter of 2023 and 2024 included:

(in thousands, except per share data)	Pre-tax Income	Net Income	Earnings Per Share
Second Quarter of 2023 Adjusted Results	$22,213	$16,133	$0.90

Increased Adjusted Gross Margins:
Contributions from acquisitions	23,527	17,135	0.77
Margin from regulated infrastructure programs*	1,340	976	0.04
Natural gas growth including conversions (excluding service expansions)	1,253	912	0.04
Increased level of virtual pipeline services	587	428	0.02
Natural gas transmission service expansions, including interim services*	563	410	0.02
Improved Aspire Energy performance - rate changes and gathering fees	251	183	—
	27,521	20,044	0.89

Increased Operating Expenses (Excluding Natural Gas, Propane, and Electric Costs):
FCG operating expenses	(9,720)	(7,079)	(0.32)
Payroll, benefits and other employee-related expenses	(772)	(562)	(0.02)
Insurance related costs	(559)	(407)	(0.02)
Vehicle expenses	(250)	(182)	(0.01)
Depreciation, amortization and property tax costs (includes FCG)	(1,951)	(1,421)	(0.06)
	(13,252)	(9,651)	(0.43)

Interest charges	(9,849)	(7,173)	(0.32)
Increase in shares outstanding due to 2023 and 2024 equity offerings***	—	—	(0.18)
Net other changes	(172)	(76)	—
	(10,021)	(7,249)	(0.50)
Second Quarter of 2024 Adjusted Results**	$26,461	$19,277	$0.86

* See the Major Projects and Initiatives table.
** Transaction and transition-related expenses attributable to the acquisition and integration of FCG have been excluded from the Company’s non-GAAP measures of adjusted net income and adjusted EPS. See reconciliations above for a detailed comparison to the related GAAP measures.
*** Reflects the impact of 4.4 million common shares issued in November 2023 in connection with the acquisition of FCG.

Our adjusted net income for the six months ended June 30, 2024 was $66.1 million, or $2.96 per share, compared to $52.5 million, or $2.94 per share, for the same period of 2023. Adjusted net income for the first half of 2023 included a non-recurring gain of $1.3 million related to a reduction in the Pennsylvania state tax rate. The improvements in business unit operating results discussed below were largely offset by increased interest expense and common shares issued in connection with the acquisition of FCG. Operating income for the first half of 2024 was $120.4 million, an increase of $37.1 million or 44.6 percent compared to the same period in 2023. Excluding transaction and transition-related expenses associated with the acquisition and integration of FCG, operating income increased $39.4 million or 47.3 percent compared to the prior-year period. An increase in adjusted gross margin in the first half of 2024 was driven by contributions from the acquisition of FCG, natural gas organic growth and continued pipeline expansion projects, incremental margin from regulatory initiatives, higher customer consumption, and improvements from our unregulated businesses. Higher operating expenses in the first half of 2024 were largely associated with FCG, as well as higher insurance and vehicle expenses compared to the prior-year period. These increases were partially offset by lower payroll, benefits and other employee-related expenses. Increases in depreciation and amortization expense attributable to growth projects and FCG were partially offset by a $5.7 million RSAM adjustment from FCG and lower depreciation from our electric operations due to revised rates from an approved electric depreciation study.

	Six Months Ended
	June 30,		Increase
	2024	2023	(Decrease)
(in thousands, except per share data)
Adjusted Gross Margin
Regulated Energy segment	$221,755	$164,237	$57,518
Unregulated Energy segment	69,462	65,229	4,233
Other businesses and eliminations	(58)	(126)	68
Total Adjusted Gross Margin	$291,159	$229,340	$61,819

Operating Income
Regulated Energy segment	$98,614	$66,916	$31,698
Unregulated Energy segment	21,667	16,252	5,415
Other businesses and eliminations	94	93	1
Total Operating Income	120,375	83,261	37,114
Other income, net	1,305	1,107	198
Interest charges	33,839	14,196	19,643
Income Before Income Taxes	87,841	70,172	17,669
Income taxes	23,402	17,695	5,707
Net Income	$64,439	$52,477	$11,962

Weighted Average Common Shares Outstanding: (1)
Basic	22,267	17,777	4,490
Diluted	22,320	17,842	4,478

Earnings Per Share of Common Stock
Basic	$2.89	$2.95	$(0.06)
Diluted	$2.89	$2.94	$(0.05)

Adjusted Net Income and Adjusted Earnings Per Share
Net Income (GAAP)	$64,439	$52,477	$11,962
FCG transaction and transition-related expenses, net (2)	1,683	—	1,683
Adjusted Net Income (Non-GAAP)	$66,122	$52,477	$13,645

Earnings Per Share - Diluted (GAAP)	$2.89	$2.94	$(0.05)
FCG transaction and transition-related expenses, net (2)	0.07	—	0.07
Adjusted Earnings Per Share - Diluted (Non-GAAP)	$2.96	$2.94	$0.02
(1) Weighted average shares for the six months ended June 30, 2024 reflect the impact of 4.4 million common shares issued in November 2023 in connection with the acquisition of FCG.
(2) Transaction and transition-related expenses represent costs incurred attributable to the acquisition and integration of FCG including, but not limited to, transaction costs, transition services, consulting, system integration, rebranding and legal fees.

Key variances between the six months ended June 30, 2023 and June 30, 2024 included:

(in thousands, except per share data)	Pre-tax Income	Net Income	Earnings Per Share
Six months ended June 30, 2023 Adjusted Results	$70,172	$52,477	$2.94

Non-recurring Items:
Absence of benefit associated with a reduction in the PA state tax rate	—	(1,284)	(0.06)
	—	(1,284)	(0.06)

Increased Adjusted Gross Margins:
Contributions from acquisitions	48,924	35,891	1.61
Natural gas growth including conversions (excluding service expansions)	3,169	2,325	0.10
Margin from regulated infrastructure programs*	2,618	1,921	0.09
Natural gas transmission service expansions, including interim services*	2,154	1,580	0.07
Changes in customer consumption	1,842	1,352	0.06
Rate changes associated with the Florida natural gas base rate proceeding*	1,630	1,196	0.05
Improved Aspire Energy performance - rate changes and gathering fees	1,189	872	0.04
Increased level of virtual pipeline services	487	358	0.02
Increased propane margins and fees	463	340	0.01
	62,476	45,835	2.05

(Increased) Decreased Operating Expenses (Excluding Natural Gas, Propane, and Electric Costs):
FCG operating expenses	(20,133)	(14,770)	(0.66)
Insurance related costs	(1,084)	(795)	(0.04)
Vehicle expenses	(403)	(295)	(0.01)
Payroll, benefits and other employee-related expenses	2,192	1,608	0.07
Depreciation, amortization and property tax costs (includes FCG)	(3,449)	(2,530)	(0.11)
	(22,877)	(16,782)	(0.75)

Interest charges	(19,643)	(14,410)	(0.65)
Increase in shares outstanding due to 2023 and 2024 equity offerings***	—	—	(0.59)
Net other changes	8	286	0.02
	(19,635)	(14,124)	(1.22)
Six months ended June 30, 2024 Adjusted Results**	$90,136	$66,122	$2.96
* See the Major Projects and Initiatives table.
** Transaction and transition-related expenses attributable to the acquisition and integration of FCG have been excluded from the Company’s non-GAAP measures of adjusted net income and adjusted EPS. See reconciliations above for a detailed comparison to the related GAAP measures.
*** Reflects the impact of 4.4 million common shares issued in November 2023 in connection with the acquisition of FCG.

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

	Adjusted Gross Margin
	Three Months Ended		Six Months ended		Year Ended	Estimate for
	June 30,		June 30,		December 31,	Fiscal
(in thousands)	2024	2023	2024	2023	2023	2024	2025
Pipeline Expansions:
Southern Expansion	$586	$455	$1,172	$486	$586	$2,344	$2,344
Beachside Pipeline Expansion	603	603	1,206	603	1,810	2,451	2,414
North Ocean City Connector	—	—	—	—	—	—	494
St. Cloud / Twin Lakes Expansion	146	—	292	—	264	584	2,752
Wildlight	205	67	404	93	471	1,423	2,038
Lake Wales	114	38	228	38	265	454	454
Newberry	72	—	72	—	—	1,364	2,585
Boynton Beach	—	—	—	—	—	—	3,342
New Smyrna Beach	—	—	—	—	—	—	1,710
Central Florida Reinforcement	—	—	—	—	—	476	1,182
Warwick	—	—	—	—	—	258	1,858
Renewable Natural Gas Supply Projects	—	—	—	—	—	—	5,460
Total Pipeline Expansions	1,726	1,163	3,374	1,220	3,396	9,354	26,633

CNG/RNG/LNG Transportation and Infrastructure	3,505	2,905	6,940	6,426	11,181	13,500	14,500

Regulatory Initiatives:
Florida GUARD program	865	—	1,454	—	353	3,231	5,602
FCG SAFE Program	689	—	1,101	—	—	2,683	5,293
Capital Cost Surcharge Programs	777	703	1,608	1,423	2,829	3,979	4,374
Florida Rate Case Proceeding (1)	4,005	3,873	9,600	7,970	15,835	17,153	17,153
Maryland Rate Case (2)	—	—	—	—	—	TBD	TBD
Electric Storm Protection Plan	677	436	1,307	642	1,326	2,433	3,951
Total Regulatory Initiatives	7,013	5,012	15,070	10,035	20,343	29,479	36,373

Total	$12,244	$9,080	$25,384	$17,681	$34,920	$52,333	$77,506

(1) Includes adjusted gross margin during 2023 comprised of both interim rates and permanent base rates which became effective in March 2023.
(2) Rate case application and depreciation study filed with the Maryland PSC in January 2024. See additional information provided below.

Detailed Discussion of Major Projects and Initiatives

Pipeline Expansions

Southern Expansion
Eastern Shore installed a new natural gas driven compressor skid unit at its existing Bridgeville, Delaware compressor station that provides 7,300 Dts of incremental firm transportation pipeline capacity. The project was placed in service in the fourth quarter of 2023. The project generated additional adjusted gross margin of $0.1 million and $0.7 million, for the three and six months ended June 30, 2024, respectively, and is expected to produce adjusted gross margin of $2.3 million in 2024 and thereafter.

Beachside Pipeline Expansion
In June 2021, Peninsula Pipeline and FCG entered into a Transportation Service Agreement for an incremental 10,176 Dts/d of firm service in Indian River County, Florida, to support FCG's growth along the Indian River's barrier island. As part of this agreement, Peninsula Pipeline constructed approximately 11.3 miles of pipeline from its existing pipeline in Sebastian, Florida. The project went into service in April 2023. Subsequent to the acquisition of FCG, the agreement is now an affiliate agreement. The project generated additional adjusted gross margin of $0.6 million for the six months ended June 30, 2024, and is expected to produce adjusted gross margin of approximately $2.4 million in 2024 and thereafter.

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

St. Cloud / Twin Lakes Expansion
In July 2022, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with FPU for an additional 2,400 Dts/d of firm service in the St. Cloud, Florida area. As part of this agreement, Peninsula Pipeline constructed a pipeline extension and regulator station for FPU. The extension supports new incremental load due to growth in the area, including providing service, most immediately, to the residential development, Twin Lakes. The expansion also improves reliability and provides operational benefits to FPU’s existing distribution system in the area, supporting future growth. This project was placed into service during July 2023 and generated additional adjusted gross margin of $0.2 million and $0.3 million for the three and six months ended June 30, 2024, respectively. We expect this extension to generate annual adjusted gross margin of $0.6 million in 2024 and thereafter.

In February 2024, Peninsula Pipeline filed a petition with the Florida PSC for approval of an amendment to its Transportation Service Agreement with FPU for an additional 10,000 Dts/d of firm service in the St. Cloud, Florida area. Peninsula Pipeline will construct pipeline expansions that will allow FPU to serve the future communities that are expected in that area. The Florida PSC approved the project in May 2024, and it is expected to be complete in the fourth quarter of 2025. We expect this expansion to generate approximately $2.2 million of adjusted gross margin in 2025.

Wildlight Expansion
In August 2022, Peninsula Pipeline and FPU filed a joint petition with the Florida PSC for approval of its Transportation Service Agreement associated with the Wildlight planned community located in Nassau County, Florida. The project enables us to meet the significant growing demand for service in Yulee, Florida. The agreement enables us to build the project during the construction and build-out of the community, and charge the reservation rate as each phase of the project goes into service. Construction of the pipeline facilities will occur in two separate phases. Phase one consists of three extensions with associated facilities, and a gas injection interconnect with associated facilities. Phase two will consist of two additional pipeline extensions. Various phases of the project commenced in the first quarter of 2023, with construction on the overall project continuing through 2025. The project generated additional adjusted gross margin of $0.1 million and $0.3 million for the three and six months ended June 30, 2024, respectively, and is expected to contribute adjusted gross margin of approximately $1.4 million in 2024 and $2.0 million thereafter.

Lake Wales Expansion

In February 2023, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with FPU for an additional 9,000 Dts/d of firm service in the Lake Wales, Florida area. The PSC approved the petition in April 2023 and Peninsula Pipeline completed the acquisition of an existing pipeline in May 2023 that is being utilized to serve both current and new natural gas customers. The project generated additional adjusted gross margin of $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively, and is expected to contribute adjusted gross margin of approximately $0.5 million in 2024 and beyond.

Newberry Expansion
In April 2023, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with FPU for an additional 8,000 Dts/d of firm service in the Newberry, Florida area. The petition was approved by the Florida PSC in the third quarter of 2023. Peninsula Pipeline will construct a pipeline extension, which will be used by FPU to support the development of a natural gas distribution system to provide gas service to the City of Newberry. A filing to address the acquisition and conversion of existing Company owned propane community gas systems in Newberry was made in November 2023. The Florida PSC approved it in April 2024. The Company began the conversions of the community gas systems in the second quarter of 2024. The project generated additional adjusted gross margin of $0.1 million for the three and six months ended June 30, 2024, and is expected to contribute adjusted gross margin of approximately $1.4 million in 2024 and $2.6 million thereafter.

Worcester Resiliency Upgrade
In August 2023, Eastern Shore filed an application with the FERC requesting authorization to construct the Worcester Resiliency Upgrade, which consists of a mixture of storage and transmission facilities in Sussex County, DE and Wicomico, Worcester, and Somerset Counties in Maryland. The project will provide long-term incremental supply necessary to support the growing demand of the participating shippers. Eastern Shore has requested certificate authorization by December 2024, with a target in-service date by the third quarter of 2025. In December 2023, the FERC issued its schedule for preparation of the Environmental Assessment. In April 2024, the FERC issued their environmental assessment with no significant impacts noted.

East Coast Reinforcement Projects
In December 2023, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreements with FPU for projects that will support additional supply to communities on the East Coast of Florida. The projects are driven by the need for increased supply to coastal portions of the state that are experiencing significant population growth. Peninsula Pipeline will construct several pipeline extensions which will support FPU’s distribution system in the areas of Boynton Beach and New Smyrna Beach with an additional 15,000 Dts/d and 3,400 Dts/d, respectively. The Florida PSC approved the projects in March 2024. Construction is projected to be complete in the first and second quarters of 2025 for Boynton Beach and New Smyrna Beach, respectively. The projects are expected to contribute adjusted gross margin of approximately $5.1 million in 2025 and $6.3 million in 2026 and beyond.

Central Florida Reinforcement Projects
In February 2024, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreements with FPU for projects that will support additional supply to communities located in Central Florida. The projects are driven by the need for increased supply to communities in central Florida that are experiencing significant population growth. Peninsula Pipeline will construct several pipeline extensions which will support FPU’s distribution system around the Plant City and Lake Mattie areas of Florida with an additional 5,000 Dts/d and 8,700 Dts/d, respectively. The Florida PSC approved the projects in May 2024. Completion of the projects is projected for the fourth quarter of 2024 for Plant City and the fourth quarter of 2025 for Lake Mattie. The projects are expected to contribute adjusted gross margin of approximately $0.5 million in 2024 and $1.2 million in 2025 and beyond.

Warwick Pipeline Project
In July 2024, we announced plans to extend Eastern Shore's transmission deliverability by constructing an additional 4.4 miles of six inch steel pipeline. The project will reinforce the supply and growth for our Delaware division distribution system and expand further into Maryland for anticipated future growth. The project is estimated to be in service during the fourth quarter of 2024. The project is expected to contribute adjusted gross margin of approximately $0.3 million in 2024 and $1.9 million in 2025 and beyond.

Pioneer Supply Header Pipeline Project
In March 2024, Peninsula Pipeline filed a petition with the Florida PSC for its approval of Firm Transportation Service Agreements with both FCG and FPU for a project that will support greater supply growth of natural gas service in southeast Florida. The project consists of the transfer of a pipeline asset from FCG to Peninsula Pipeline. Peninsula Pipeline will proceed to provide transportation service to both FCG and FPU using the pipeline asset, which supports continued customer growth and system reinforcement of these distribution systems. The Florida PSC approved the petition in July 2024.

Renewable Natural Gas Supply Projects
In February 2024, Peninsula Pipeline filed a petition with the Florida PSC for its approval of its Transportation Service Agreements with FCG for projects that will support the transportation of additional renewable energy supply to FCG. The projects, located in Florida’s Brevard, Indian River and Miami-Dade counties, will bring renewable natural gas produced from local landfills into FCG’s natural gas distribution system. Peninsula Pipeline will construct several pipeline extensions which will support FCG's distribution system in Brevard County, Indian-River County, and Miami-Dade County. Benefits of these projects include increased gas supply to serve expected FCG growth, strengthened system reliability and additional system flexibility. The Florida PSC approved the petition at it's July 2024 meeting with the projects estimated to be completed in the first half of 2025. These three renewable projects cumulatively are projected to generate adjusted gross margin of approximately $5.5 million in 2025.

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

We estimate annual adjusted gross margin, including amounts attributable to the Full Circle Dairy and Noble Road projects described below, of approximately $13.5 million in 2024 and $14.5 million in 2025 for these transportation related services, with potential for additional growth in future years.

Full Circle Dairy
In February 2023, we announced plans to construct, own and operate a dairy manure RNG facility at Full Circle Dairy in Madison County, Florida. The project consists of a facility converting dairy manure to RNG and transportation assets to bring the gas to market. The first injection of RNG is projected to occur in the second half of 2024.

Noble Road Landfill RNG Project
In October 2021, Aspire Energy completed construction of its Noble Road Landfill RNG pipeline project, a 33.1-mile pipeline, which transports RNG generated from the Noble Road landfill to Aspire Energy’s pipeline system, displacing conventionally produced natural gas. In conjunction with this expansion, Aspire Energy also upgraded an existing compressor station and installed two new metering and regulation sites. The RNG volume represents more than 10 percent of Aspire Energy’s gas gathering volumes.

Regulatory Initiatives

Florida GUARD Program
In February 2023, FPU filed a petition with the Florida PSC for approval of the GUARD program. GUARD is a ten-year program to enhance the safety, reliability, and accessibility of portions of our natural gas distribution system. We identified various categories of projects to be included in GUARD, which include the relocation of mains and service lines located in rear easements and other difficult to access areas to the front of the street, the replacement of problematic distribution mains, service lines, and maintenance and repair equipment and system reliability projects. In August 2023, the Florida PSC approved the GUARD program, which included $205.0 million of capital expenditures projected to be spent over a 10-year period. For the three and six months ended June 30, 2024, there was $0.9 million and $1.5 million, respectively, of incremental adjusted gross margin generated pursuant to the program. The program is expected to generate $3.2 million of adjusted gross margin in 2024 and $5.6 million in 2025.

FCG SAFE Program
In June 2023, the Florida PSC issued the approval order for the continuation of the SAFE program beyond its 2025 expiration date and inclusion of 150 miles of additional mains and services located in rear property easements. The SAFE program is designed to relocate certain mains and facilities associated with rear lot easements to street front locations to improve FCG's ability to inspect and maintain the facilities and reduce opportunities for damage and theft. In the same order, the Commission approved a replacement of 160 miles of pipe that was used in the 1970s and 1980s and shown through industry research to exhibit premature failure in the form of cracking. The program includes projected capital expenditures of $205.0 million over a 10-year period. For the three and six months ended June 30, 2024, there was $0.7 million and $1.1 million, respectively, of incremental adjusted gross margin generated pursuant to the program. The program is expected to generate $2.7 million of adjusted gross margin in 2024 and $5.3 million in 2025.

In April 2024, FCG filed a petition with the Florida PSC to more closely align the SAFE Program with FPU's GUARD program. Specifically, the requested modifications will enable FCG to accelerate remediation related to problematic pipe and facilities consisting of obsolete and exposed pipe. If approved, these efforts will serve to improve the safety and reliability of service to FCG's customers. These modifications, if approved, will result in an estimated additional $50.0 million in capital expenditures associated with the SAFE Program which would increase the total projected capital expenditures to $255.0 million over a 10-year period. The Commission decision is expected in September 2024.

Capital Cost Surcharge Programs
In December 2019, the FERC approved Eastern Shore’s capital cost surcharge to become effective January 1, 2020. The surcharge, an approved item in the settlement of Eastern Shore’s last general rate case, allows Eastern Shore to recover capital costs associated with mandated highway or railroad relocation projects that required the replacement of existing Eastern Shore facilities. For the three and six months ended June 30, 2024, there was $0.1 million and $0.2 million, respectively, of incremental adjusted gross margin generated pursuant to the program. Eastern Shore expects to produce adjusted gross margin of approximately $4.0 million in 2024 and $4.4 million in 2025 from relocation projects, which is ultimately dependent upon the timing of filings and the completion of construction.

Florida Natural Gas Base Rate Proceeding
In May 2022, our legacy natural gas distribution businesses in Florida filed a consolidated natural gas rate case with the Florida PSC. The application included a request for the following: (i) permanent rate relief of approximately $24.1 million, effective January 1, 2023, (ii) a depreciation study also submitted with the filing; (iii) authorization to make certain changes to tariffs to include the consolidation of rates and rate structure across the businesses and to unify the Florida Natural Gas distribution business under FPU; (iv) authorization to retain the acquisition adjustment recorded at the time of the FPU merger in our revenue requirement; and (v) authorization to establish an environmental remediation surcharge for the purposes of addressing future expected remediation costs for FPU MGP sites. In August 2022, interim rates were approved by the Florida PSC in the amount of approximately $7.7 million on an annualized basis, effective for all meter readings in September 2022. The discovery process and related hearings were concluded during the fourth quarter of 2022 and briefs were submitted in the same quarter of 2022. In January 2023, the Florida PSC approved the application for consolidation and permanent rate relief of approximately $17.2 million on an annual basis. Actual rates in connection with the rate relief were approved by the Florida PSC in February 2023 with an effective date of March 1, 2023. The proceeding is expected to generate $17.2 million of total adjusted gross margin in 2024 and thereafter.

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

Maryland Natural Gas Depreciation Study
In January 2024, our Maryland natural gas distribution businesses filed a joint petition for approval of their proposed unified depreciation rates with the Maryland PSC. A settlement agreement between the Company, PSC staff and the OPC was reached and the final order approving the settlement agreement went into effect in July 2024 which will include an annual benefit of $1.2 million.

Storm Protection Plan
In 2020, the Florida PSC implemented the Storm Protection Plan ("SPP") and Storm Protection Plan Cost Recovery Clause ("SPPCRC"), which require electric utilities to petition the Florida PSC for approval of a Transmission and Distribution Storm Protection Plan that covers the utility’s immediate 10-year planning period with updates to the plan at least every 3 years. The SPPCRC rules allow the utility to file for recovery of associated costs related to its SPP. Our Florida electric distribution operation's SPP and SPPCRC were filed during the first quarter of 2022 and approved in the fourth quarter of 2022, with modifications, by the Florida PSC. For the three and six months ended June 30, 2024, this initiative generated additional adjusted gross margin of $0.3 million and $0.7 million, respectively, and is expected to generate $2.4 million of adjusted gross margin in 2024 and $4.0 million in 2025. We expect continued investment under the SPP going forward.

Delaware Natural Gas Rate Case
In May 2024, our Delaware natural gas division provided notice to the Delaware PSC of its intent to file a petition seeking a general rate base increase based on a test period ending in December 2024. The filing is expected to be submitted to the Delaware PSC in August 2024 and the outcome of the application will be subject to review and approval by the Delaware PSC.

FPU Electric Rate Case
In June 2024, our Florida Electric division provided notice to the Florida PSC of its intent to file a petition seeking a general rate base increase based on a 2025 projected test year. The filing is expected to be submitted to the Florida PSC in August 2024 and the outcome of the application will be subject to review and approval by the Florida PSC.

Other Major Factors Influencing Adjusted Gross Margin
Weather Impact
Weather was not a significant factor to adjusted gross margin in the second quarter of 2024 compared to the same period in 2023.
For the six months ended June 30, 2024, higher consumption which includes the effects of colder weather conditions compared to the prior-year period resulted in a $1.8 million increase in adjusted gross margin. While temperatures through June 30, 2024 were colder than the prior-year period, they were approximately 12.5 percent and 12.8 percent warmer, respectively, compared to normal temperatures in our Delmarva and Ohio service territories.
The following table summarizes HDD and CDD variances from the 10-year average HDD/CDD ("Normal") for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2024	2023	Variance	2024	2023	Variance
Delmarva Peninsula
Actual HDD	319	276	43	2,281	2,050	231
10-Year Average HDD ("Normal")	387	408	(21)	2,608	2,693	(85)
Variance from Normal	(68)	(132)		(327)	(643)
Florida
Actual HDD	41	26	15	511	370	141
10-Year Average HDD ("Normal")	41	44	(3)	511	549	(38)
Variance from Normal	—	(18)		—	(179)
Ohio
Actual HDD	478	678	(200)	3,137	3,062	75
10-Year Average HDD ("Normal")	631	631	—	3,596	3,596	—
Variance from Normal	(153)	47		(459)	(534)
Florida
Actual CDD	1,115	937	178	1,296	1,260	36
10-Year Average CDD ("Normal")	978	952	26	1,195	1,144	51
Variance from Normal	137	(15)		101	116

Natural Gas Distribution Growth
The average number of residential customers served on the Delmarva Peninsula increased by approximately 3.7 percent and 3.9 percent, respectively, for the three and six months ended June 30, 2024 while our legacy Florida Natural Gas distribution business increased by approximately 3.7 percent and 3.6 percent, respectively, for the three and six month periods.

The details of the adjusted gross margin increase are provided in the following table:

	Three Months Ended		Six Months Ended
	June 30, 2024		June 30, 2024
(in thousands)	Delmarva Peninsula	Florida	Delmarva Peninsula	Florida
Customer Growth:
Residential	$352	$647	$842	$1,527
Commercial and industrial	124	130	280	520
Total Customer Growth (1)	$476	$777	$1,122	$2,047
(1) Customer growth amounts for our legacy Florida operations include the effects of revised rates associated with the Company's natural gas base rate proceeding, but exclude the effects of FCG.

Regulated Energy Segment

For the quarter ended June 30, 2024 compared to the quarter ended June 30, 2023:

	Three Months Ended
	June 30,
	2024	2023	Increase
(in thousands)
Revenue	$130,625	$101,141	$29,484
Regulated natural gas and electric costs	27,378	23,886	3,492
Adjusted gross margin (1)	103,247	77,255	25,992
Operations & maintenance	39,314	29,362	9,952
Depreciation & amortization	14,657	13,035	1,622
FCG transaction and transition-related expenses (2)	1,374	—	1,374
Other taxes	7,397	5,567	1,830
Total operating expenses	62,742	47,964	14,778
Operating income	$40,505	$29,291	$11,214
(1) Adjusted Gross Margin is a non-GAAP measure utilized by Management to review business unit performance. For a more detailed discussion on the differences between Gross Margin (GAAP) and Adjusted Gross Margin, see the Reconciliation of GAAP to Non-GAAP Measures presented above.
(2) Transaction and transition-related expenses represent costs incurred attributable to the acquisition and integration of FCG including, but not limited to, transaction costs, transition services, consulting, system integration, rebranding and legal fees.

Operating income for the Regulated Energy segment for the second quarter of 2024 was $40.5 million, an increase of $11.2 million, or 38.3 percent, over the same period in 2023. Excluding transaction and transition-related expenses associated with the acquisition and integration of FCG, operating income increased $12.6 million or 43.0 percent compared to the same period in 2023. Higher operating income reflects incremental contributions from the acquisition of FCG, organic growth in our natural gas distribution businesses and continued pipeline expansion projects, and incremental margin from regulatory initiatives. Excluding the transaction and transition-related expenses described above, the increase in total operating expenses of $13.4 million was largely attributable to FCG's operating expenses, higher depreciation and amortization expense, and increased payroll, benefits and other employee-related expenses. Increases in depreciation and amortization expense attributable to growth projects and FCG were partially offset by reductions related to revised rates from an approved electric depreciation study and a $2.3 million RSAM adjustment from FCG.

Items contributing to the quarter-over-quarter increase in adjusted gross margin are listed in the following table:

(in thousands)
Contribution from FCG	$23,367
Margin from regulated infrastructure programs	1,340
Natural gas growth including conversions (excluding service expansions)	1,253
Natural gas transmission service expansions, including interim services	563
Other variances	(531)
Quarter-over-quarter increase in adjusted gross margin	$25,992
(1) Includes adjusted gross margin contributions from permanent base rates that became effective in March 2023.

The following narrative discussion provides further detail and analysis of the significant items in the foregoing table.

Contribution from Acquisition of FCG
FCG contributed adjusted gross margin of $23.4 million for the three months ended June 30, 2024.

Margin from Regulated Infrastructure Programs
Regulated infrastructure programs generated incremental adjusted gross margin of $1.3 million in the second quarter of 2024. The increase in adjusted gross margin was primarily related to Florida's GUARD program and FPU Electric's storm protection plan. Refer to Note 5, Rates and Other Regulatory Activities, in the condensed consolidated financial statements for additional information.

Natural Gas Distribution Customer Growth
We generated additional adjusted gross margin of $1.3 million from natural gas customer growth. Adjusted gross margin increased by $0.8 million for our Florida Natural Gas distribution business and $0.5 million on the Delmarva Peninsula for the three months ended June 30, 2024, as compared to the same period in 2023, due primarily to residential customer growth of 3.7 percent both in Florida and on the Delmarva Peninsula.

Natural Gas Transmission Service Expansions, including interim services
We generated increased adjusted gross margin of $0.6 million for the three months ended June 30, 2024 from natural gas transmission service expansions of Peninsula Pipeline and Eastern Shore.

Operating Expenses
Items contributing to the quarter-over-quarter increase in operating expenses are listed in the following table:

(in thousands)
FCG operating expenses	$9,720
Depreciation, amortization and property tax costs	2,884
FCG transaction and transition-related expenses (1)	1,374
Payroll, benefits and other employee-related expenses	679
Other variances	121
Quarter-over-quarter increase in operating expenses	$14,778
(1) Transaction and transition-related expenses represent costs incurred attributable to the acquisition and integration of FCG including, but not limited to, transaction costs, transition services, consulting, system integration, rebranding and legal fees.

For the six months ended June 30, 2024 compared to the six months ended June 30, 2023:

	Six Months Ended
	June 30,		Increase
	2024	2023	(Decrease)
(in thousands)
Revenue	$299,051	$243,411	$55,640
Regulated natural gas and electric costs	77,296	79,174	(1,878)
Adjusted gross margin (1)	221,755	164,237	57,518
Operations & maintenance	78,273	59,698	18,575
Depreciation & amortization	27,194	25,987	1,207
FCG transaction and transition-related expenses (2)	2,295	—	2,295
Other taxes	15,379	11,636	3,743
Total operating expenses	123,141	97,321	25,820
Operating income	$98,614	$66,916	$31,698
(1) Adjusted Gross Margin is a non-GAAP measure utilized by Management to review business unit performance. For a more detailed discussion on the differences between Gross Margin (GAAP) and Adjusted Gross Margin, see the Reconciliation of GAAP to Non-GAAP Measures presented above.
(2) Transaction and transition-related expenses represent costs incurred attributable to the acquisition and integration of FCG including, but not limited to, transaction costs, transition services, consulting, system integration, rebranding and legal fees.

Operating income for the Regulated Energy segment for the six months ended June 30, 2024 was $98.6 million, an increase of $31.7 million, or 47.4 percent, over the same period in 2023. Excluding transaction and transition-related expenses associated with the acquisition and integration of FCG, operating income increased $34.0 million or 50.8 percent compared to the same period in 2023. Higher operating income reflects incremental contributions from the acquisition of FCG, organic growth in our natural gas distribution businesses and continued pipeline expansion projects, and incremental margin from regulatory initiatives. Excluding the transaction and transition-related expenses described above, the increase in total operating expenses of $23.5 million was largely attributable to FCG's operating expenses, higher depreciation and amortization expense, and higher property taxes, partially offset by lower payroll, benefits and other employee-related expenses compared to the prior-year period. Increases in depreciation and amortization expense attributable to growth projects and FCG were partially offset by reductions related to revised rates from an approved electric depreciation study and a $5.7 million RSAM adjustment from FCG.

Items contributing to the period-over-period increase in adjusted gross margin are listed in the following table:

(in thousands)
Contribution from FCG	$48,326
Natural gas growth including conversions (excluding service expansions)	3,169
Margin from regulated infrastructure programs	2,618
Natural gas transmission service expansions, including interim services	2,154
Rate changes associated with the Florida natural gas base rate proceeding (1)	1,630
Other variances	(379)
Period-over-period increase in adjusted gross margin	$57,518
(1) Includes adjusted gross margin contributions from permanent base rates that became effective in March 2023.

The following narrative discussion provides further detail and analysis of the significant items in the foregoing table.

Contribution from Acquisition of FCG
FCG contributed adjusted gross margin of $48.3 million for the six months ended June 30, 2024.

Natural Gas Distribution Customer Growth
We generated additional adjusted gross margin of $3.2 million from natural gas customer growth. Adjusted gross margin increased by $2.1 million for our Florida Natural Gas distribution business and $1.1 million on the Delmarva Peninsula for the six months ended June 30, 2024, as compared to the same period in 2023, due primarily to residential customer growth of 3.6 percent and 3.9 percent in Florida and on the Delmarva Peninsula, respectively.

Margin from Regulated Infrastructure Programs
Regulated infrastructure programs generated incremental adjusted gross margin of $2.6 million for the six months ended June 30, 2024. The increase in adjusted gross margin was primarily related to Florida's GUARD program and FPU Electric's storm protection plan. Refer to Note 5, Rates and Other Regulatory Activities, in the condensed consolidated financial statements for additional information.

Natural Gas Transmission Service Expansions, including interim services
We generated increased adjusted gross margin of $2.2 million for the six months ended June 30, 2024 from natural gas transmission service expansions of Peninsula Pipeline and Eastern Shore.

Rate Changes Associated with the Florida Natural Gas Base Rate Proceeding
Permanent rates associated with the Florida Natural Gas base rate proceeding, effective on March 1, 2023, contributed additional adjusted gross margin of $1.6 million for the six months ended June 30, 2024. Refer to Note 5, Rates and Other Regulatory Activities, in the condensed consolidated financial statements for additional information.

Operating Expenses
Items contributing to the period-over-period increase in operating expenses are listed in the following table:

(in thousands)
FCG operating expenses	$20,133
Depreciation, amortization and property taxes	4,048
FCG transaction and transition-related expenses (1)	2,295
Insurance related costs	429
Payroll, benefits and other employee-related expenses	(1,109)
Other variances	24
Period-over-period increase in operating expenses	$25,820
(1) Transaction and transition-related expenses represent costs incurred attributable to the acquisition and integration of FCG including, but not limited to, transaction costs, transition services, consulting, system integration, rebranding and legal fees.

Unregulated Energy Segment

For the quarter ended June 30, 2024 compared to the quarter ended June 30, 2023:

	Three Months Ended
	June 30,		Increase
	2024	2023	(Decrease)
(in thousands)
Revenue	$41,419	$40,751	$668
Unregulated propane and natural gas costs	18,006	18,116	(110)
Adjusted gross margin (1)	23,413	22,635	778
Operations & maintenance	18,661	18,196	465
Depreciation & amortization	3,223	4,269	(1,046)
Other taxes	1,291	1,163	128
Total operating expenses	23,175	23,628	(453)
Operating income (loss)	$238	$(993)	$1,231
(1) Adjusted Gross Margin is a non-GAAP measure utilized by Management to review business unit performance. For a more detailed discussion on the differences between Gross Margin (GAAP) and Adjusted Gross Margin, see the Reconciliation of GAAP to Non-GAAP Measures presented above.

Operating income for the Unregulated Energy segment for the second quarter of 2024 reflects a $1.2 million improvement compared to the same period in 2023. Adjusted gross margin in the Unregulated Energy segment increased during the second quarter of 2024 primarily due to increased levels of virtual pipeline services, as well as increased rates and gathering fees at Aspire.
Items contributing to the quarter-over-quarter increase in adjusted gross margin are listed in the following table:

(in thousands)
Propane Operations
Contributions from acquisition	$160
Increased propane customer consumption	117
CNG/RNG/LNG Transportation and Infrastructure
Increased level of virtual pipeline services	587
Aspire Energy
Increased margins - rate changes and gathering fees	251
Other variances	(337)
Quarter-over-quarter increase in adjusted gross margin	$778
The following narrative discussion provides further detail and analysis of the significant items in the foregoing table.
Propane Operations
•Contributions from acquisition - Adjusted gross margin increased by $0.2 million from the acquisition of J.T. Lee and Son's that was completed in December 2023.
•Propane customer consumption - Adjusted gross margin increased by $0.1 million due to increased customer consumption.
CNG/RNG/LNG Transportation and Infrastructure
•Increased level of virtual pipeline services - Adjusted gross margin increased by $0.6 million during the second quarter of 2024 as compared to the same period in the prior year due to higher levels of CNG hold services.
Aspire Energy
•Increased margins - Adjusted gross margin increased by $0.3 million primarily due to favorable rate changes and increased gathering charges associated with a large commercial customer.

Operating Expenses

Items contributing to the quarter-over-quarter decrease in operating expenses are listed in the following table:

(in thousands)
Decreased depreciation, amortization and property tax costs	$(935)
Increased insurance related costs	283
Increased vehicle expenses	246
Other variances	(47)
Quarter-over-quarter decrease in operating expenses	$(453)

For the six months ended June 30, 2024 compared to the six months ended June 30, 2023:

	Six Months Ended
	June 30,		Increase
	2024	2023	(Decrease)
(in thousands)
Revenue	$124,522	$123,916	$606
Unregulated propane and natural gas costs	55,060	58,687	(3,627)
Adjusted gross margin (1)	69,462	65,229	4,233
Operations & maintenance	37,239	37,810	(571)
Depreciation & amortization	7,704	8,503	(799)
Other taxes	2,852	2,664	188
Total operating expenses	47,795	48,977	(1,182)
Operating income	$21,667	$16,252	$5,415
(1) Adjusted Gross Margin is a non-GAAP measure utilized by Management to review business unit performance. For a more detailed discussion on the differences between Gross Margin (GAAP) and Adjusted Gross Margin, see the Reconciliation of GAAP to Non-GAAP Measures presented above.

Operating results for the Unregulated Energy segment for the six months ended June 30, 2024 reflect a $5.4 million improvement compared to the same period in 2023. Adjusted gross margin in the Unregulated Energy segment increased during the first half of 2024 primarily due to improved contributions from propane, higher rates and gathering fees at Aspire, and increased levels of virtual pipeline services. Additionally, decreased operating expenses associated with lower employee costs were partially offset by higher insurance and vehicle costs compared to the prior-year period.
Items contributing to the period-over-period increase in adjusted gross margin are listed in the following table:

(in thousands)
Propane Operations
Increased propane customer consumption	$1,505
Contributions from acquisition	598
Increased propane margins and service fees	463
CNG/RNG/LNG Transportation and Infrastructure
Increased level of virtual pipeline services	487
Aspire Energy
Increased margins - rate changes and gathering fees	1,189
Other variances	(9)
Period-over-period increase in adjusted gross margin	$4,233
The following narrative discussion provides further detail and analysis of the significant items in the foregoing table.
Propane Operations
•Propane customer consumption - Adjusted gross margin increased by $1.5 million due to increased customer consumption including the impact of colder weather during the first half of the year compared 2023.

•Contributions from acquisition - Adjusted gross margin increased by $0.6 million from the acquisition of J.T. Lee and Son's that was completed in December 2023.
•Increased propane margins and service fees - Adjusted gross margin increased by $0.5 million for the six months ended June 30, 2024, mainly due to increased margins and customer service fees. These market conditions, which include market pricing and competition with other propane suppliers, as well as the availability and price of alternative energy sources, may fluctuate based on changes in demand, supply and other energy commodity prices.
CNG/RNG/LNG Transportation and Infrastructure
•Increased level of virtual pipeline services - Adjusted gross margin increased by $0.5 million during the first six months of 2024 as compared to the same period in the prior year due to increased levels of CNG hold services.
Aspire Energy
•Increased margins - Adjusted gross margin increased by $1.2 million primarily due to favorable rate changes and increased gathering charges associated with a large commercial customer.
Operating Expenses
Items contributing to the period-over-period decrease in operating expenses are listed in the following table:

(in thousands)
Decreased payroll, benefits and other employee-related expenses	$(1,083)
Increased insurance related costs	655
Decreased depreciation, amortization and property tax costs	(600)
Increased vehicle expenses	386
Other variances	(540)
Period-over-period decrease in operating expenses	$(1,182)
OTHER INCOME, NET
For the quarter ended June 30, 2024 compared to the quarter ended June 30, 2023
Other income, net, which includes non-operating investment income, interest income, late fees charged to customers, gains or losses from the sale of assets and pension and other benefits expense, was $1.1 million in the second quarter of 2024 compared to $0.8 million during the prior-year period.

For the six months ended June 30, 2024 compared to the six months ended June 30, 2023
Other income, net, was $1.3 million for the six months ended June 30, 2024 compared to $1.1 million during the prior-year period.

INTEREST CHARGES
For the quarter ended June 30, 2024 compared to the quarter ended June 30, 2023
Interest charges for the three months ended June 30, 2024 increased by $9.8 million compared to the same period in 2023, attributable primarily to the Senior Notes issued in November 2023 in connection with the FCG acquisition. Higher interest expense on Revolver borrowings driven by higher average outstanding borrowings and interest rates compared to the prior year also contributed to the increase. The weighted-average interest rate on our Revolver borrowings was 5.9 percent for the three months ended June 30, 2024 compared to 5.3 percent during the prior-year period as a result of the Federal Reserve raising interest rates throughout 2023. These factors were partially offset by higher capitalized interest during the current period of $0.7 million associated with capital projects.

For the six months ended June 30, 2024 compared to the six months ended June 30, 2023
Interest charges for the six months ended June 30, 2024 increased by $19.6 million compared to the same period in 2023, attributable primarily to the Senior Notes issued in November 2023 in connection with the FCG acquisition. Higher interest expense on Revolver borrowings of driven by higher average outstanding borrowings and interest rates compared to the prior year also contributed to the increase. The weighted-average interest rate on our Revolver borrowings was 5.9 percent for the six months ended June 30, 2024 compared to 5.2 percent during the prior-year period as a result of the Federal Reserve raising interest rates throughout 2023. These factors were partially offset by higher capitalized interest during the current period of $1.2 million associated with capital projects.

INCOME TAXES
For the quarter ended June 30, 2024 compared to the quarter ended June 30, 2023
Income tax expense was $6.8 million and $6.1 million for the quarters ended June 30, 2024 and June 30, 2023, respectively, resulting in an effective income tax rate of 27.2 percent and 27.4 percent, respectively, during the periods then ended.

For the six months ended June 30, 2024 compared to the six months ended June 30, 2023
Income tax expense was $23.4 million and $17.7 million for the six months ended June 30, 2024 and 2023, respectively, resulting in an effective income tax rate of 26.6 percent and 25.2 percent, respectively, during the periods then ended. Income tax expense for the six months ended June 30, 2023 included a $1.3 million benefit in deferred tax expense resulting from a reduction in the Pennsylvania state income tax rate. Excluding this change, our effective income tax rate was 27.0 percent for the six months ended June 30, 2023.

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
Capital expenditures for investments in new or acquired plant and equipment are our largest capital requirements. Our capital expenditures were $159.5 million for the six months ended June 30, 2024. In the table below, we have provided the range of our forecasted capital expenditures for 2024:

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
The following table presents our capitalization, excluding and including short-term borrowings, as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
(in thousands)
Long-term debt, net of current maturities	$1,174,762	48%	$1,187,075	49%
Stockholders’ equity	1,290,554	52%	1,246,104	51%
Total capitalization, excluding short-term debt	$2,465,316	100%	$2,433,179	100%

	June 30, 2024		December 31, 2023
(in thousands)
Short-term debt	$207,091	8%	$179,853	7%
Long-term debt, including current maturities	1,193,354	44%	1,205,580	46%
Stockholders’ equity	1,290,554	48%	1,246,104	47%
Total capitalization, including short-term debt	$2,690,999	100%	$2,631,537	100%
Our target ratio of equity to total capitalization, including short-term borrowings, is between 50 and 60 percent. Our equity to total capitalization ratio, including short-term borrowings, was 48 percent as of June 30, 2024. We seek to align permanent financing with the in-service dates of our capital projects. We may utilize more temporary short-term debt when the financing cost is attractive as a bridge to the permanent long-term financing or if the equity markets are volatile.
In November 2023, in connection with our acquisition of FCG, we completed an equity offering resulting in the issuance of approximately 4.4 million shares of our common stock at a price per share of $82.72 (net of underwriter discounts and commissions). We received net proceeds of $366.4 million which were used to partially finance the acquisition.
During the first half of 2024, we received net proceeds of $2.5 million under the DRIP. In 2023, there were no issuances under the DRIP.
Shelf Agreements
We have entered into Shelf Agreements with Prudential and MetLife with terms that extend through February 2026, however neither of such lenders have any obligation to purchase debt thereunder. At June 30, 2024, a total of $255.0 million of borrowing capacity was available under these agreements.
The Uncollateralized Senior Notes set forth certain business covenants to which we are subject when any note is outstanding, including covenants that limit or restrict our ability, and the ability of our subsidiaries, to incur indebtedness, or place or permit liens and encumbrances on any of our property or the property of our subsidiaries.

Short-term Borrowings
As of June 30, 2024, we are authorized by our Board of Directors to borrow up to $375.0 million of short-term debt, as required. At June 30, 2024 and December 31, 2023, we had $207.1 million and $179.9 million, respectively, of short-term borrowings outstanding at a weighted average interest rate of 5.95 percent and 5.83 percent, respectively. There were no borrowings outstanding under the sustainable investment sublimit of the 364-day tranche at June 30, 2024.

In August 2024, we amended and restated our Revolver which increased the total borrowing capacity to $450.0 million, including $250.0 million available under the 364-day tranche which now expires in August 2025 and $200.0 million available under the five-year tranche which now expires in August 2029. Borrowings under both tranches of the amended and restated Revolver continue to be subject to a pricing grid, including the commitment fee and the interest rate charged based upon our total indebtedness to total capitalization ratio for the prior quarter. The 364-day tranche continues to bear interest (i) based upon the SOFR, plus a 10-basis point credit spread adjustment, and an applicable margin of 1.05 percent or less, with such margin based on total indebtedness as a percentage of total capitalization or (ii) the base rate, solely at our discretion. The five-year tranche continues to bear interest (i) based upon the SOFR, plus a 10-basis point credit spread adjustment, and an applicable margin of 1.25 percent or less, with such margin based on total indebtedness as a percentage of total capitalization or (ii) the base rate, solely at our discretion.

As of June 30, 2024, the pricing under the 364-day tranche of the Revolver included a commitment fee of 10-basis points on undrawn amounts and an interest rate of 80-basis points over SOFR plus a 10-basis point SOFR adjustment on outstanding balances. As of June 30, 2024, the pricing under the five-year tranche of the Revolver included a commitment fee of 10-basis points on undrawn amounts and an interest rate of 100-basis points over SOFR plus a 10-basis point SOFR adjustment on outstanding balances.

We also utilize interest rate swaps to manage rate risk under our Revolver. For additional information on interest rate swaps, including swaps currently in place related to our short-term borrowings, see Note 12, Derivative Instruments.

The availability of funds under the Revolver is subject to conditions specified in the credit agreement, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in the Revolver's loan documents. We are required by the financial covenants in the Revolver to maintain, at the end of each fiscal year, a funded indebtedness ratio as described above. As of June 30, 2024, we were in compliance with this covenant.

Our total available credit under the Revolver at June 30, 2024 was $163.0 million. As of June 30, 2024, we had issued $7.0 million in letters of credit to various counterparties under the Revolver. These letters of credit are not included in the outstanding short-term borrowings and we do not anticipate that they will be drawn upon by the counterparties. The letters of credit reduce the available borrowings under the Revolver.

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

Long-Term Debt
On November 20, 2023, we issued Senior Notes in the aggregate principal amount of $550.0 million at an average interest rate of 6.54 percent that were used to partially finance our acquisition of FCG which closed during the fourth quarter of 2023. These notes have varying final maturity dates of between three and 15 years, and the outstanding principal balance of the notes (net of annual payments on the 6.73 percent notes which begin in 2029) will be due on their respective maturity dates with interest payments payable semiannually until the principal has been paid in full. These Senior Notes have similar covenants and default provisions as our other Senior Notes.

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

Cash Flows
The following table provides a summary of our operating, investing and financing cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$167,378	$148,983
Investing activities	(155,795)	(88,991)
Financing activities	(10,057)	(62,027)
Net increase (decrease) in cash and cash equivalents	1,526	(2,035)
Cash and cash equivalents—beginning of period	4,904	6,204
Cash and cash equivalents—end of period	$6,430	$4,169

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

During the six months ended June 30, 2024, net cash provided by operating activities was $167.4 million. Operating cash flows were primarily impacted by the following:
•Net income, adjusted for non-cash adjustments, provided a $107.8 million source of cash;
•Changes in net regulatory assets and liabilities due primarily to the change in fuel costs collected through the various cost recovery mechanisms resulted in a $12.2 million source of cash;
•An increased level of deferred taxes associated with incremental tax depreciation from growth investments resulted in a source of cash of $23.8 million; and
•Other working capital changes, impacted largely by a reduction in net receivables and propane inventory levels, resulted in a $23.8 million source of cash.

Cash Flows Used in Investing Activities
Net cash used in investing activities totaled $155.8 million during the six months ended June 30, 2024, largely driven by $158.0 million for new capital expenditures.

Cash Flows Used in Financing Activities
Net cash used in financing activities totaled $10.1 million during the six months ended June 30, 2024 and included the following:
•A $25.8 million use of cash for dividend payments in 2024;
•Long-term debt repayments of $12.5 million; partially offset by
•Net borrowings under lines of credit resulting in a source of cash of $27.0 million.
Off-Balance Sheet Arrangements
The Board of Directors has authorized us to issue corporate guarantees securing obligations of our subsidiaries and to obtain letters of credit securing our subsidiaries' obligations. The maximum authorized liability under such guarantees and letters of credit as of June 30, 2024 was $35.0 million. The aggregate amount guaranteed related to our subsidiaries at June 30, 2024 was $27.0 million, with the guarantees expiring on various dates through June 2025. In addition, the Board has authorized us to issue specific purpose corporate guarantees. The amount of specific purpose guarantees outstanding at June 30, 2024 was $4.0 million.
As of June 30, 2024, we have issued letters of credit totaling $7.0 million related to various transportation, transmission, capacity and storage agreements as well as our primary insurance carriers. These letters of credit have various expiration dates through February 2025 and to date, none have been used. We do not anticipate that the counterparties will draw upon these letters of credit and we expect that they will be renewed to the extent necessary in the future. Additional information is presented in Note 7, Other Commitments and Contingencies, in the condensed consolidated financial statements.
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

Long-term debt is subject to potential losses based on changes in interest rates. We evaluate whether to refinance existing debt or permanently refinance existing short-term borrowings based in part on the fluctuation in interest rates. Increases in interest rates expose us to potential increased costs we could incur when we (i) issue new debt instruments or (ii) provide financing and liquidity for our business activities. We also utilize interest rate swap agreements to mitigate short-term borrowing rate risk. Additional information about our long-term debt and short-term borrowing is disclosed in Note 14, Long-Term Debt, and Note 15, Short-Term Borrowings, respectively, in the condensed consolidated financial statements.

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

The following table reflects the changes in the fair market value of financial derivatives contracts related to propane purchases and sales from December 31, 2023 to June 30, 2024:

(in thousands)	Balance at December 31, 2023	Increase in Fair Market Value	Less Amounts Settled	Balance at June 30, 2024
Sharp	$(376)	$2,246	$(1,043)	$827

There were no changes in methods of valuations during the six months ended June 30, 2024.

The following is a summary of fair market value of financial derivatives as of June 30, 2024, by method of valuation and by maturity for each fiscal year period.

(in thousands)	2024	2025	2026	2027	Total Fair Value
Price based on Mont Belvieu - Sharp	$337	$377	$88	$25	$827

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and Chief Financial Officer of Chesapeake Utilities, with the participation of other Company officials, have evaluated our “disclosure controls and procedures” (as such term is defined under Rules 13a-15(e) and 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2024. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2024, other than the ongoing changes resulting from the FCG acquisition discussed below, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On November 30, 2023, we completed the acquisition of FCG. We are currently integrating processes, procedures, and internal controls related to the acquisition. FCG's total assets and income before taxes represented approximately 31.1 percent and 10.0 percent, respectively, of the Company’s consolidated total assets and earnings before taxes as of June 30, 2024 and for the quarter then ended. See Note 4, Acquisitions, to the consolidated financial statements and Management's Report on Internal Control Over Financial Reporting in the Company's 2023 Annual Report on Form 10-K for additional information related to the acquisition of FCG. This exclusion is permitted based upon current guidance of the U.S. Securities & Exchange Commission.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings

As disclosed in Note 7, Other Commitments and Contingencies, of the condensed consolidated financial statements in this Quarterly Report on Form 10-Q, we are involved in certain legal actions and claims arising in the normal course of business. We are also involved in certain legal and administrative proceedings before various governmental or regulatory agencies concerning rates and other regulatory actions. In the opinion of management, the ultimate disposition of these proceedings and claims will not have a material effect on our consolidated results of operations, financial position or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Company Purchases of Equity Securities

Share repurchases during the three months ended June 30, 2024 were as follows:

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
Period	Purchased	per Share	or Programs (2)	or Programs (2)
April 1, 2024 through April 30, 2024 (1)	635	$103.52	—	—
May 1, 2024 through May 31, 2024	—	—	—	—
June 1, 2024 through June 30, 2024	—	—	—	—
Total	635	$103.52	—	—

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

Item 3. Defaults upon Senior Securities
None.

Item 5. Other Information

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6.     Exhibits

10.1*
Second Amended and Restated Credit Agreement, dated August 6, 2024, by and between Chesapeake Utilities Corporation, PNC Bank, National Association and several other financial institutions named therein

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
Date: August 8, 2024