Form 10-Q
period 2024-09-30
CHESAPEAKE UTILITIES CORP
filed 2024-11-07
CIK 19745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2024
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Common Stock, par value $0.4867 — 22,780,819 shares outstanding as of November 4, 2024.

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
CDD: Cooling Degree-Day
Chesapeake, Chesapeake Utilities or Company: Chesapeake Utilities Corporation, individually or collectively with its divisions and subsidiaries, as appropriate in the context of the disclosure
CHP: Combined Heat and Power Plant
CNG: Compressed natural gas
Degree-day: Measure of the variation in the weather based on the extent to which the average daily temperature falls above (CDD) or below (HDD) 65 degrees Fahrenheit
Delmarva Peninsula: A peninsula on the east coast of the U.S. comprised of Delaware and portions of Maryland and Virginia
Diversified Energy: An entity from whom we acquired certain propane operating assets in North Carolina, South Carolina, Virginia, and Pennsylvania
DRIP: Dividend Reinvestment and Direct Stock Purchase Plan
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
LNG: Liquefied natural gas
Marlin Gas Services: Marlin Gas Services, LLC, a wholly-owned subsidiary of Chesapeake Utilities
MetLife: MetLife Investment Advisors, an institutional debt investment management firm, with which we have previously issued Senior Notes and which is a party to the current MetLife Shelf Agreement, as amended
MGP: Manufactured gas plant, which is a site where coal was previously used to manufacture gaseous fuel for industrial, commercial and residential use
Peninsula Pipeline: Peninsula Pipeline Company, Inc., a wholly-owned subsidiary of Chesapeake Utilities
Prudential: Prudential Investment Management Inc., an institutional investment management firm, with which we have previously issued Senior Notes and which is a party to the current Prudential Shelf Agreement, as amended
PSC: Public Service Commission, which is the state agency that regulates utility rates and/or services in certain of our jurisdictions
Revolver: Our $450.0 million unsecured revolving credit facility with certain lenders
RNG: Renewable natural gas
RSAM: Reserve surplus amortization mechanism which has been approved by the Florida PSC and is applicable to FCG
Sandpiper Energy: Sandpiper Energy, Inc., a wholly-owned subsidiary of Chesapeake Utilities
SAFE: Safety, Access, and Facility Enhancement, a program to enhance the safety, reliability and accessibility of portions of FCG's natural gas distribution system
SEC: Securities and Exchange Commission
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
(in thousands, except per share data)
Operating Revenues
Regulated Energy	$130,633	$102,411	$429,684	$345,822
Unregulated Energy	35,567	34,970	160,089	158,886
Other businesses and eliminations	(6,062)	(5,834)	(17,619)	(19,439)
Total Operating Revenues	160,138	131,547	572,154	485,269
Operating Expenses
Natural gas and electric costs	28,366	26,518	105,662	105,692
Propane and natural gas costs	9,835	10,576	53,396	55,786
Operations	49,519	41,217	153,418	128,147
FCG transaction and transition-related expenses	819	3,899	3,114	3,899
Maintenance	5,062	5,125	16,526	15,487
Depreciation and amortization	16,851	17,610	51,744	52,096
Other taxes	8,768	6,374	27,001	20,674
Total Operating Expenses	119,220	111,319	410,861	381,781
Operating Income	40,918	20,228	161,293	103,488
Other income (expense), net	400	(72)	1,705	1,036
Interest charges	17,022	7,076	50,861	21,272
Income Before Income Taxes	24,296	13,080	112,137	83,252
Income taxes	6,789	3,673	30,191	21,368
Net Income	$17,507	$9,407	$81,946	$61,884

Weighted Average Common Shares Outstanding:
Basic	22,501	17,797	22,346	17,784
Diluted	22,564	17,858	22,402	17,847
Earnings Per Share of Common Stock:
Basic	$0.78	$0.53	$3.67	$3.48
Diluted	$0.78	$0.53	$3.66	$3.47
The accompanying notes are an integral part of these condensed consolidated financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
(in thousands)
Net Income	$17,507	$9,407	$81,946	$61,884
Other Comprehensive Income (Loss), net of tax:
Employee Benefits, net of tax:
Reclassifications of amortization of prior service credit and actuarial loss, net of tax of $1, $3, $10 and $10, respectively	14	11	41	32
Cash Flow Hedges, net of tax:
Net gain (loss) on commodity contract cash flow hedges, net of tax of $(225), $525, $381 and $(250), respectively	(609)	1,385	1,031	(660)
Reclassifications of net (gain) loss on commodity contract cash flow hedges, net of tax $24, $124, $(258) and $76, respectively	63	328	(698)	202
Net gain (loss) on interest rate swap cash flow hedges, net of tax of $(634), $112, $(459) and $325, respectively	(1,851)	316	(1,340)	928
Reclassifications of net (gain) on interest rate swap cash flow hedges, net of tax of $(61), $(42), $(148) and $(92), respectively	(176)	(118)	(431)	(260)
Total Other Comprehensive Income (Loss), net of tax	(2,559)	1,922	(1,397)	242
Comprehensive Income	$14,948	$11,329	$80,549	$62,126
The accompanying notes are an integral part of these condensed consolidated financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

Assets	September 30, 2024	December 31, 2023
(in thousands, except per share data)
Property, Plant and Equipment
Regulated Energy	$2,600,087	$2,418,494
Unregulated Energy	426,127	410,807
Other businesses and eliminations	32,136	30,310
Total property, plant and equipment	3,058,350	2,859,611
Less: Accumulated depreciation and amortization	(556,421)	(516,429)
Plus: Construction work in progress	156,180	113,192
Net property, plant and equipment	2,658,109	2,456,374
Current Assets
Cash and cash equivalents	1,609	4,904
Trade and other receivables	57,113	74,485
Less: Allowance for credit losses	(2,739)	(2,699)
Trade and other receivables, net	54,374	71,786
Accrued revenue	23,634	32,597
Propane inventory, at average cost	6,781	9,313
Other inventory, at average cost	21,139	19,912
Regulatory assets	20,446	19,506
Storage gas prepayments	4,339	4,695
Income taxes receivable	12,563	3,829
Prepaid expenses	18,965	15,407
Derivative assets, at fair value	405	1,027
Other current assets	2,232	2,723
Total current assets	166,487	185,699
Deferred Charges and Other Assets
Goodwill	507,852	508,174
Other intangible assets, net	15,475	16,865
Investments, at fair value	14,156	12,282
Derivative assets, at fair value	122	40
Operating lease right-of-use assets	10,945	12,426
Regulatory assets	81,899	96,396
Receivables and other deferred charges	12,147	16,448
Total deferred charges and other assets	642,596	662,631
Total Assets	$3,467,192	$3,304,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

Capitalization and Liabilities	September 30, 2024	December 31, 2023
(in thousands, except per share data)
Capitalization
Stockholders’ equity
Preferred stock, par value $0.01 per share (authorized 2,000 shares), no shares issued and outstanding	$—	$—
Common stock, par value $0.4867 per share (authorized 50,000 shares)	11,085	10,823
Additional paid-in capital	812,896	749,356
Retained earnings	528,426	488,663
Accumulated other comprehensive loss	(4,135)	(2,738)
Deferred compensation obligation	9,775	9,050
Treasury stock	(9,775)	(9,050)
Total stockholders’ equity	1,348,272	1,246,104
Long-term debt, net of current maturities	1,172,956	1,187,075
Total capitalization	2,521,228	2,433,179
Current Liabilities
Current portion of long-term debt	18,522	18,505
Short-term borrowing	214,753	179,853
Accounts payable	70,138	77,481
Customer deposits and refunds	47,408	46,427
Accrued interest	13,776	7,020
Dividends payable	14,492	13,119
Accrued compensation	14,495	16,544
Regulatory liabilities	14,762	13,719
Derivative liabilities, at fair value	633	354
Other accrued liabilities	25,832	13,362
Total current liabilities	434,811	386,384
Deferred Credits and Other Liabilities
Deferred income taxes	289,208	259,082
Regulatory liabilities	190,512	195,279
Environmental liabilities	2,441	2,607
Other pension and benefit costs	16,327	15,330
Derivative liabilities, at fair value	2,030	927
Operating lease - liabilities	9,157	10,550
Deferred investment tax credits and other liabilities	1,478	1,366
Total deferred credits and other liabilities	511,153	485,141
Environmental and other commitments and contingencies (Notes 6 and 7)
Total Capitalization and Liabilities	$3,467,192	$3,304,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
(in thousands)
Operating Activities
Net income	$81,946	$61,884
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,744	52,096
Depreciation and accretion included in other costs	11,562	8,562
Deferred income taxes	30,589	8,297
Realized loss on commodity contracts and sale of assets	(3,801)	(883)
Unrealized gain on investments and commodity contracts	(1,696)	(821)
Employee benefits and compensation	(72)	315
Share-based compensation	6,449	4,857
Other, net	(195)	—
Changes in assets and liabilities:
Accounts receivable and accrued revenue	26,313	31,866
Propane inventory, storage gas and other inventory	1,661	2,968
Regulatory assets and liabilities, net	5,095	33,492
Prepaid expenses and other current assets	(391)	(2,765)
Accounts payable and other accrued liabilities	6,475	(11,128)
Income taxes receivable	(8,734)	(2,799)
Customer deposits and refunds	981	3,076
Accrued compensation	(2,331)	(5,103)
Accrued interest	6,755	1,636
Other assets and liabilities, net	5,318	(2,203)
Net cash provided by operating activities	217,668	183,347
Investing Activities
Property, plant and equipment expenditures	(259,586)	(137,684)
Proceeds from sale of assets	3,142	2,651
Acquisitions, net of cash acquired	603	—
Environmental expenditures	(166)	(710)
Net cash used in investing activities	(256,007)	(135,743)
Financing Activities
Common stock dividends	(39,888)	(29,509)
Issuance of stock under the Dividend Reinvestment Plan, net of offering fees	56,749	(28)
Tax withholding payments related to net settled stock compensation	(1,466)	(2,455)
Change in cash overdrafts due to outstanding checks	1,412	(2,157)
Net borrowings (repayments) under line of credit agreements	32,869	(81,697)
Proceeds from long-term debt, net of offering fees	(107)	79,840
Repayment of long-term debt	(14,525)	(16,009)
Net cash provided by (used in) financing activities	35,044	(52,015)
Net Decrease in Cash and Cash Equivalents	(3,295)	(4,411)
Cash and Cash Equivalents—Beginning of Period	4,904	6,204
Cash and Cash Equivalents—End of Period	$1,609	$1,793
The accompanying notes are an integral part of these condensed consolidated financial statements.

Chesapeake Utilities Corporation and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock (1)
(in thousands, except per share data)	Number of Shares(2)	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Treasury Stock	Total
Balance at June 30, 2023	17,797	$8,662	$380,830	$477,795	$(3,059)	$9,001	$(9,001)	$864,228
Net income	—	—	—	9,407	—	—	—	9,407
Other comprehensive loss	—	—	—	—	1,922	—	—	1,922
Dividend declared ($0.590 per share)	—	—	—	(10,601)	—	—	—	(10,601)
Issuance under various plans (3)	—	—	(2)	—	—	—	—	(2)
Share-based compensation and tax benefit (4) (5)	—	—	1,723	—	—	—	—	1,723
Treasury stock activities	—	—	—	—	—	(14)	14	—
Balance at September 30, 2023	17,797	$8,662	$382,551	$476,601	$(1,137)	$8,987	$(8,987)	$866,677

Balance at December 31, 2022	17,741	$8,635	$380,036	$445,509	$(1,379)	$7,060	$(7,060)	$832,801
Net income	—	—	—	61,884	—	—	—	61,884
Other comprehensive loss	—	—	—	—	242	—	—	242
Dividends declared ($1.715 per share)	—	—	—	(30,792)	—	—	—	(30,792)
Issuance under various plans (3)	—	—	(21)	—	—	—	—	(21)
Share-based compensation and tax benefit (4) (5)	56	27	2,536	—	—	—	—	2,563
Treasury stock activities (2)	—	—	—	—	—	1,927	(1,927)	—
Balance at September 30, 2023	17,797	$8,662	$382,551	$476,601	$(1,137)	$8,987	$(8,987)	$866,677

Balance at June 30, 2024	22,299	$10,854	$755,751	$525,525	$(1,576)	$9,703	$(9,703)	$1,290,554
Net income	—	—	—	17,507	—	—	—	17,507
Other comprehensive income	—	—	—	—	(2,559)	—	—	(2,559)
Dividend declared ($0.640 per share)	—	—	—	(14,606)	—	—	—	(14,606)
Issuance under various plans (3)	474	231	55,428	—	—	—	—	55,659
Share-based compensation and tax benefit (4) (5)	—	—	1,717	—	—	—	—	1,717
Treasury stock activities	—	—	—	—	—	72	(72)	—
Balance at September 30, 2024	22,773	$11,085	$812,896	$528,426	$(4,135)	$9,775	$(9,775)	$1,348,272

Balance at December 31, 2023 (6)	22,235	$10,823	$749,356	$488,663	$(2,738)	$9,050	$(9,050)	$1,246,104
Net income	—	—	—	81,946	—	—	—	81,946
Other comprehensive income	—	—	—	—	(1,397)	—	—	(1,397)
Dividends declared ($1.870 per share)	—	—	—	(42,183)	—	—	—	(42,183)
Issuance under various plans (3)	502	244	58,307	—	—	—	—	58,551
Share-based compensation and tax benefit (4) (5)	36	18	5,233	—	—	—	—	5,251
Treasury stock activities (2)	—	—	—	—	—	725	(725)	—
Balance at September 30, 2024	22,773	$11,085	$812,896	$528,426	$(4,135)	$9,775	$(9,775)	$1,348,272

(1)2.0 million shares of preferred stock at $0.01 par value have been authorized. No shares have been issued or are outstanding; accordingly, no information has been included in the Condensed Consolidated Statements of Stockholders’ Equity.
(2)Includes 113 thousand, 108 thousand, 107 thousand, and 108 thousand shares at September 30, 2024, December 31, 2023, September 30, 2023 and December 31, 2022, respectively, held in a Rabbi Trust related to our Non-Qualified Deferred Compensation Plan.
(3)Includes shares issued under the Retirement Savings Plan and DRIP as applicable.
(4)Includes amounts for shares issued for directors’ compensation.
(5)The shares issued under the SICP are net of shares withheld for employee taxes. For the nine months ended September 30, 2024 and 2023, we withheld 14 thousand and 20 thousand shares, respectively, for employee taxes.
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

SEC
Climate-Related Disclosures - In March 2024, the SEC issued a final rule that requires a public entity to provide disclosures surrounding material Scope 1 and Scope 2 emissions, climate-related risks and the material impact of those risks and material climate targets and goals. In April 2024, the SEC issued a stay on the final rule as a result of various petitions being filed and that sought review of the final ruling in multiple courts of appeals. At this time, it is uncertain as to when the review will be completed, the final outcome of the review, and the ultimate disclosure requirements.

2.    Calculation of Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
(in thousands, except per share data)
Calculation of Basic Earnings Per Share:
Net Income	$17,507	$9,407	$81,946	$61,884
Weighted average shares outstanding (1)	22,501	17,797	22,346	17,784
Basic Earnings Per Share	$0.78	$0.53	$3.67	$3.48

Calculation of Diluted Earnings Per Share:
Net Income	$17,507	$9,407	$81,946	$61,884
Reconciliation of Denominator:
Weighted shares outstanding—Basic (1)	22,501	17,797	22,346	17,784
Effect of dilutive securities—Share-based compensation	63	61	56	63
Adjusted denominator—Diluted	22,564	17,858	22,402	17,847
Diluted Earnings Per Share	$0.78	$0.53	$3.66	$3.47
 (1) Weighted average shares for the three and nine months ended September 30, 2024 reflect the impact of 4.4 million common shares issued in November 2023 in connection with the acquisition of FCG. See Notes 3 and 9 for additional details on the acquisition and related equity offering.

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

The purchase price of the acquisition was funded with $366.4 million of net proceeds from the issuance of 4.4 million shares of our common stock, the issuance of approximately $550.0 million principal amount of uncollateralized senior notes, and borrowings under the Company's Revolver. See Note 9, Stockholders' Equity, and Note 14, Long-Term Debt, for additional details on these financing activities.
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

For the three and nine months ended September 30, 2024, the Company’s consolidated results include $33.4 million and $101.8 million of operating revenue, respectively, and $3.9 million and $9.9 million of net income, respectively, attributable to FCG. These results include $0.8 million and $3.1 million of transaction and transition-related expenses, respectively, for the three and nine months ended September 30, 2024.

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

In connection with this acquisition, we recorded $2.7 million in property plant and equipment, $0.9 million in goodwill, $0.2 million in working capital, and less than $0.1 million in intangible assets associated primarily with non-compete agreements, all of which are deductible for income tax purposes. The amounts recorded in conjunction with the acquisition are preliminary, and subject to adjustment based on contractual provisions and finalization prior to the first anniversary of the transaction closing. The financial results associated with this acquisition are included within our propane distribution operations within our Unregulated Energy segment. The operating revenues and net income of this acquisition were not material to our consolidated results for the three and nine months ended September 30, 2024.

4.     Revenue Recognition
We recognize revenue when our performance obligations under contracts with customers have been satisfied, which generally occurs when our businesses have delivered or transported natural gas, electricity or propane to customers. We exclude sales taxes and other similar taxes from the transaction price. Typically, our customers pay for the goods and/or services we provide in the month following the satisfaction of our performance obligation. The following tables display our revenue by major source based on product and service type for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024				Three Months Ended September 30, 2023
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Energy distribution
Delaware natural gas division	$9,479	$—	$—	$9,479	$9,793	$—	$—	$9,793
Florida natural gas distribution	36,941	—	—	36,941	38,323	—	—	38,323
Florida City Gas	33,449	—	—	33,449	—	—	—	—
FPU electric distribution	29,856	—	—	29,856	32,683	—	—	32,683
Maryland natural gas division	3,343	—	—	3,343	3,447	—	—	3,447
Sandpiper natural gas/propane operations	3,925	—	—	3,925	3,748	—	—	3,748
Elkton Gas	1,024	—	—	1,024	1,011	—	—	1,011
Total energy distribution	118,017	—	—	118,017	89,005	—	—	89,005
Energy transmission
Aspire Energy	—	4,576	—	4,576	—	4,798	—	4,798
Aspire Energy Express	373	—	—	373	373	—	—	373
Eastern Shore	19,538	—	—	19,538	19,228	—	—	19,228
Peninsula Pipeline	9,005	—	—	9,005	7,904	—	—	7,904
Total energy transmission	28,916	4,576	—	33,492	27,505	4,798	—	32,303
Energy generation
Eight Flags	—	4,242	—	4,242	—	4,437	—	4,437
Propane operations
Propane delivery operations	—	22,929	—	22,929	—	23,197	—	23,197
CNG / RNG Services
Marlin Gas Services	—	3,832	—	3,832	—	2,595	—	2,595
Other RNG	—	51	—	51	—	—	—	—
Total CNG / RNG Services	—	3,883	—	3,883	—	2,595	—	2,595
Other and eliminations
Eliminations	(16,300)	(63)	(6,107)	(22,470)	(14,099)	(57)	(5,879)	(20,035)
Other	—		45	45	—	—	45	45
Total other and eliminations	(16,300)	(63)	(6,062)	(22,425)	(14,099)	(57)	(5,834)	(19,990)

Total operating revenues (1)	$130,633	$35,567	$(6,062)	$160,138	$102,411	$34,970	$(5,834)	$131,547

(1) Total operating revenues for the three months ended September 30, 2024 include other revenue (revenues from sources other than contracts with customers) of $0.2 million and $0.1 million for our Regulated and Unregulated Energy segments, respectively, and $0.1 million and $0.1 million for our Regulated and Unregulated Energy segments, respectively, for the three months ended September 30, 2023. The sources of other revenues include revenue from alternative revenue programs related to revenue normalization for the Maryland division and Sandpiper Energy and late fees.

	Nine Months Ended September 30, 2024				Nine Months Ended September 30, 2023
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Energy distribution
Delaware natural gas division	$54,800	$—	$—	$54,800	$60,809	$—	$—	$60,809
Florida natural gas distribution	124,814	—	—	124,814	125,446	—	—	125,446
Florida City Gas	101,820	—	—	101,820	—	—	—	—
FPU electric distribution	72,366	—	—	72,366	78,455	—	—	78,455
Maryland natural gas division	17,879	—	—	17,879	20,331	—	—	20,331
Sandpiper natural gas/propane operations	14,880	—	—	14,880	14,909	—	—	14,909
Elkton Gas	5,191	—	—	5,191	6,454	—	—	6,454
Total energy distribution	391,750	—	—	391,750	306,404	—	—	306,404
Energy transmission
Aspire Energy	—	23,515	—	23,515	—	24,478	—	24,478
Aspire Energy Express	1,110	—	—	1,110	1,106	—	—	1,106
Eastern Shore	60,664	—	—	60,664	59,530	—	—	59,530
Peninsula Pipeline	25,066	—	—	25,066	22,408	—	—	22,408
Total energy transmission	86,840	23,515	—	110,355	83,044	24,478	—	107,522
Energy generation
Eight Flags	—	13,261	—	13,261	—	14,269	—	14,269
Propane operations
Propane delivery operations	—	112,541	—	112,541	—	110,492	—	110,492
CNG / RNG Services
Marlin Gas Services	—	10,907	—	10,907	—	9,834	—	9,834
Other RNG	—	51	—	51	—	—	—	—
Total CNG / RNG Services	—	10,958	—	10,958	—	9,834	—	9,834
Other and eliminations
Eliminations	(48,906)	(186)	(17,755)	(66,847)	(43,626)	(187)	(19,575)	(63,388)
Other	—	—	136	136	—	—	136	136
Total other and eliminations	(48,906)	(186)	(17,619)	(66,711)	(43,626)	(187)	(19,439)	(63,252)

Total operating revenues (1)	$429,684	$160,089	$(17,619)	$572,154	$345,822	$158,886	$(19,439)	$485,269

(1) Total operating revenues for the nine months ended September 30, 2024 include other revenue (revenues from sources other than contracts with customers) of $0.9 million and $0.3 million for our Regulated and Unregulated Energy segments, respectively, and $0.9 million and $0.3 million for our Regulated and Unregulated Energy segments, respectively, for the nine months ended September 30, 2023. The sources of other revenues include revenue from alternative revenue programs related to revenue normalization for the Maryland division and Sandpiper Energy and late fees.

Contract Balances
The timing of revenue recognition, customer billings and cash collections results in trade receivables, unbilled receivables (contract assets), and customer advances (contract liabilities) in our condensed consolidated balance sheets. The balances of our trade receivables, contract assets, and contract liabilities as of September 30, 2024 and December 31, 2023 were as follows:

	Trade Receivables	Contract Assets (Current)	Contract Assets (Non-current)	Contract Liabilities (Current)
(in thousands)
Balance at 12/31/2023	$67,741	$18	$3,524	$1,022
Balance at 9/30/2024	47,744	18	3,133	1,243
Increase (Decrease)	$(19,997)	$—	$(391)	$221
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
At times, we receive advances or deposits from our customers before we satisfy our performance obligation, resulting in contract liabilities. Contract liabilities are included in other accrued liabilities in the condensed consolidated balance sheets and relate to non-refundable prepaid fixed fees for our propane distribution operation's retail offerings. Our performance obligation is satisfied over the term of the respective customer retail program on a ratable basis. For the three and nine months ended September 30, 2024 and 2023, the amounts recognized in revenue were not material.

Remaining Performance Obligations
Certain of our businesses have long-term fixed fee contracts with customers in which revenues are recognized when performance obligations are satisfied over the contract term. Revenue for these businesses for the remaining performance obligations, at September 30, 2024, are expected to be recognized as follows:

(in thousands)	2024	2025	2026	2027	2028	2029	2030 and thereafter
Eastern Shore and Peninsula Pipeline	$9,154	$33,144	$29,072	$25,578	$23,499	$21,294	$125,881
Natural gas distribution operations	2,679	10,549	10,073	8,602	8,598	8,555	26,406
FPU electric distribution	187	749	364	364	364	—	—
Total revenue contracts with remaining performance obligations	$12,020	$44,442	$39,509	$34,544	$32,461	$29,849	$152,287

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

Delaware

In September 2023, the Delaware Division submitted the Energy Efficiency Rider application for natural gas with the Delaware PSC after obtaining an affirmative recommendation from the Delaware Energy Efficiency Advisory Council (“EEAC”). The application was the first in the state and included four programs including, Home Energy Counseling, Home Performance with Energy Star, Assisted Home Performance with Energy Star, and a standard Offer Program in which customers can participate and allow for recovery. In April 2024 all programs, with the exception of the Offer Program, were approved by the PSC and rates became effective May 1, 2024.

Delaware Natural Gas Rate Case: In August 2024, our Delaware natural gas division filed an application for a natural gas rate case with the Delaware PSC. In connection with the application, we are seeking approval of the following: (i) permanent rate relief of approximately $12.1 million with a return on equity ("ROE") of 11.5 percent; (ii) proposed changes to depreciation rates which were part of a depreciation study also submitted with the filing; and (iii) authorization to make certain changes to tariffs. In September 2024, interim rates were approved by the Delaware PSC in the amount of $2.5 million on an annualized basis effective in October 2024. The discovery process has commenced and hearing for the proceeding has been scheduled for May 2025. The outcome of the application is subject to review and approval by the Delaware PSC.

Maryland

Maryland Natural Gas Rate Case: In January 2024, our natural gas distribution businesses in Maryland, CUC-Maryland Division, Sandpiper Energy, Inc., and Elkton Gas Company (collectively, “Maryland natural gas distribution businesses”), filed a joint application for a natural gas rate case with the Maryland PSC. In connection with the application, we are seeking approval of the following: (i) permanent rate relief of approximately $6.9 million with a ROE of 11.5 percent; (ii) authorization to make certain changes to tariffs to include a unified rate structure and to consolidate the Maryland natural gas distribution businesses which we anticipate will be called Chesapeake Utilities of Maryland, Inc.; and (iii) authorization to establish a rider for recovery of the costs associated with our new technology systems. In August 2024, the Maryland natural gas distribution businesses, the Maryland Office of Peoples' Counsel ("OPC") and PSC Staff reached a settlement agreement which provided for, among other things, an increase in annual base rates of $2.6 million. In September 2024, the Maryland Public Utility Judge issued an order approving the settlement agreement in part. The $2.6 million increase in annual base rates was approved and the Company will file a Phase II filing to determine rate design across the Maryland natural gas distribution businesses, consolidation of the applicable tariffs and recovery of technology costs. The outcome of the application is subject to review and approval by the Maryland PSC.

Maryland Natural Gas Depreciation Study: In January 2024, our Maryland natural gas distribution businesses filed a joint petition for approval of their proposed unified depreciation rates with the Maryland PSC. A settlement agreement between the Company, PSC staff and the OPC was reached and the final order approving the settlement agreement went into effect in July 2024, with new depreciation rates effective as of January 1, 2023. The approved depreciation rates will result in an annual reduction in depreciation expense of approximately $1.2 million.

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

FCG Natural Gas Rate Case: In May 2022, FCG filed a general base rate increase with the Florida PSC based on a projected 2023 test year. In June 2023, the Florida PSC issued an order approving a single total base revenue increase of $23.3 million (which included an incremental increase of $14.1 million, a previously approved increase of $3.8 million for a liquefied natural gas facility, and $5.3 million to transfer the SAFE investments from a rider clause to base rates), with new rates becoming effective as of May 1, 2023. The Florida PSC also approved FCG's proposed RSAM with a $25.0 million reserve amount, continuation and expansion of the capital SAFE program, implementation of an automated metering infrastructure pilot, and continuation of the storm damage reserve with a target reserve of $0.8 million. In June 2023, the Florida OPC filed a motion for reconsideration of the PSC’s approval of RSAM, which was denied in September 2023. In July 2023, the Florida OPC filed a notice of appeal with the Florida Supreme Court, which is pending. The Florida OPC filed their initial brief in January 2024 with answer briefs filed in April 2024. Oral arguments in the case are scheduled for December 2024.

The RSAM is recorded as either an increase or decrease to accrued removal costs which is reflected on the Company’s balance sheets and a corresponding increase or decrease to depreciation and amortization expense. In order to earn the targeted regulatory return on equity ("ROE") in each reporting period subject to the conditions of the effective rate agreement, RSAM is calculated using a trailing thirteen-month average of rate base and capital structure in conjunction with the trailing twelve-month regulatory base net operating income, which primarily includes the base portion of rates and other revenues, net of operations and maintenance expenses, depreciation and amortization, interest and tax expenses. In general, the net impact of these income statement line items is adjusted, in part, by RSAM or its reversal to earn the targeted regulatory ROE. For the three and nine months ended September 30, 2024, the Company recorded decreases to asset removal costs and depreciation expense of $3.2 million and $8.9 million, respectively, as a result of the RSAM adjustment.

Storm Protection Plan: In 2020, the Florida PSC implemented the Storm Protection Plan ("SPP") and Storm Protection Plan Cost Recovery Clause ("SPPCRC") rules, which require electric utilities to petition the Florida PSC for approval of a Transmission and Distribution Storm Protection Plan that covers the utility’s immediate 10-year planning period with updates to the plan at least every 3 years. The SPPCRC rules allow the utility to file for recovery of associated costs for the SPP. Our Florida electric distribution operation’s initial SPP plan was filed during the first quarter of 2022 and approved in the fourth quarter of 2022, with modifications, by the Florida PSC. Rates associated with this initiative were effective in January 2023. The Florida PSC voted to approve the projections in November 2023. FPU projects to spend $13.6 million on the program in 2024 for both capital and operating expenses associated with the program. In October 2024, the Florida PSC approved the Company's projected 2025 SPP costs of $20.4 million for both capital and operating expenses.

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

FCG SAFE Program: In June 2023, the Florida PSC issued the approval order for the continuation of the SAFE program beyond its 2025 expiration date and inclusion of 150 miles of additional mains and services located in rear property easements. The SAFE program is designed to relocate certain mains and facilities associated with rear lot easements to street front locations to improve FCG's ability to inspect and maintain the facilities and reduce opportunities for damage and theft. In the same order, the Florida PSC approved a replacement of 160 miles of pipe that was used in the 1970s and 1980s and shown through industry research to exhibit premature failure in the form of cracking. The program includes projected capital expenditures of $205.0 million over a 10-year period.

In April 2024, FCG filed a petition with the Florida PSC to more closely align the SAFE Program with FPU's GUARD program. Specifically, the requested modifications will enable FCG to accelerate remediation related to problematic pipe and facilities consisting of obsolete and exposed pipe. These efforts will serve to improve the safety and reliability of service to FCG's customers and the modifications will increase the total projected capital expenditures to $50.0 million in capital expenditures associated with the SAFE Program, which would increase the total projected capital expenditures to approximately $255.0 million over a 10-year period. The Florida PSC approved the modifications in September 2024.

Newberry Expansion: In April 2023, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with FPU for an additional 8,000 Dts/d of firm service in the Newberry, Florida area. The petition was approved by the Florida PSC in the third quarter of 2023. Peninsula Pipeline will construct a pipeline extension, which will be used by FPU to support the development of a natural gas distribution system to provide gas service to the City of Newberry. A filing to address the acquisition and conversion of existing Company owned propane community gas systems in Newberry was made in November 2023. The Florida PSC approved it in April 2024 and conversions of the community gas systems in the second quarter of 2024.

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

Renewable Natural Gas Supply Projects: In February 2024, Peninsula Pipeline filed a petition with the Florida PSC for approval of Transportation Service Agreements with FCG for projects that will support the transportation of additional renewable energy supply to FCG. The projects, located in Florida’s Brevard, Indian River and Miami-Dade counties, will bring renewable natural gas produced from local landfills into FCG’s natural gas distribution system. Peninsula Pipeline will construct several pipeline extensions which will support FCG's distribution system in Brevard County, Indian River County, and Miami-Dade County. Benefits of these projects include increased gas supply to serve expected FCG growth, strengthened system reliability and additional system flexibility. The Florida PSC approved the petition at its July 2024 meeting with the projects estimated to be completed in the first half of 2025.

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

Pioneer Supply Header Pipeline Project: In March 2024, Peninsula Pipeline filed a petition with the Florida PSC for approval of Firm Transportation Service Agreements with both FCG and FPU for a project that will support greater supply growth of natural gas service in southeast Florida. The project consists of the transfer of a pipeline asset from FCG to Peninsula Pipeline. Peninsula Pipeline will proceed to provide transportation service to both FCG and FPU using the pipeline asset, which supports continued customer growth and system reinforcement of these distribution systems. The Florida PSC approved the petition in July 2024.

Miami Inner Loop Projects: In September 2024, Peninsula Pipeline filed a petition with the Florida PSC for approval of the Transportation Service Agreement with FCG for a series of projects that will enhance the infrastructure in Miami-Dade county. The proposed expansion consists of the development of several pipeline projects to support growth and support FCG's distribution system in the area and also enhance FCG's ability to obtain gas from various access points in the Miami-Dade county area.

FPU Electric Rate Case: In August 2024, our Florida Electric division filed a petition with the Florida PSC seeking a general base rate increase of $12.6 million with a ROE of 11.3 percent based on a 2025 projected test year. The outcome of the application will be subject to review and approval by the Florida PSC. In October 2024, annualized interim rates of approximately $1.8 million, were approved with an effective date of November 1, 2024.

Eastern Shore

Worcester Resiliency Upgrade: In August 2023, Eastern Shore filed an application with the FERC requesting authorization to construct the Worcester Resiliency Upgrade, which consists of a mixture of storage and transmission facilities in Sussex County, DE and Wicomico, Worcester, and Somerset Counties in Maryland. The project will provide long-term incremental supply necessary to support the growing demand of the participating shippers. Eastern Shore has requested certificate authorization by December 2024, with a target in-service date by the third quarter of 2025. In December 2023, the FERC issued its schedule for preparation of the Environmental Assessment ("EA"). In April 2024, the FERC issued their EA with no significant impacts noted. The EA comment period closed in May 2024, and Eastern Shore responded to the one adverse comment received.

TCJA

In connection with the TCJA, which was signed into law in December 2017, customer rates for our regulated businesses were adjusted as applicable as approved by the regulators. Regulatory liabilities related to accumulated deferred income taxes (“ADIT”) associated with the TCJA amounted to $84.9 million and $85.8 million at September 30, 2024 and December 31, 2023, respectively. With the exception of the ADIT balance of $34.2 million attributable to Eastern Shore, such amounts are being amortized in accordance with approvals received from the Delaware, Maryland, and Florida PSCs in 2018 and 2019. The ADIT balance attributable to Eastern Shore will be addressed in its next rate case filing.

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
As of September 30, 2024 and December 31, 2023, we had approximately $3.4 million and $3.6 million, respectively, in environmental liabilities related to the former MGP sites, and related regulatory assets of approximately $0.3 million and $0.5 million at the respective balance sheet dates for future recovery of environmental costs from customers.
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
The remedial actions approved by the Florida Department of Environmental Protection have been implemented on the east parcel of our West Palm Beach Florida site. Similar remedial actions have been initiated on the site's west parcel, and construction of active remedial systems are expected to be completed in 2024. Remaining remedial costs for West Palm Beach, including completion of the construction of the system on the west parcel, are estimated to take between five and fifteen years of operation, maintenance and monitoring, and final site work for closeout of the property is estimated to be between $3.0 million and $5.4 million.

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
FPU’s electric supply contracts require FPU to maintain an acceptable standard of creditworthiness. FPU’s agreement with Florida Power & Light Company requires FPU to meet or exceed a debt service coverage ratio of 1.25 times based on the results of the prior 12 months. If FPU fails to meet this standard, it must provide an Adequate Assurance of Performance which can include an irrevocable letter of credit, a prepayment, a security interest in an asset or a performance bond or guaranty. As of September 30, 2024, FPU was in compliance with all of the requirements of its supply contracts.
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

Corporate Guarantees
The Board of Directors has authorized us to issue corporate guarantees securing obligations of our subsidiaries and to obtain letters of credit securing our subsidiaries' obligations. The maximum authorized liability under such guarantees and letters of credit as of September 30, 2024 was $35.0 million. The aggregate amount guaranteed related to our subsidiaries at September 30, 2024 was $27.5 million with the guarantees expiring on various dates through September 2025. In addition, the Board has authorized us to issue specific purpose corporate guarantees. The amount of specific purpose guarantees outstanding at September 30, 2024 was $4.0 million.
As of September 30, 2024, we have issued letters of credit totaling $6.3 million related to various transportation, transmission, capacity and storage agreements as well as our primary insurance carriers. These letters of credit have various expiration dates through September 2025 and to date, none have been used. We do not anticipate that the counterparties will draw upon these letters of credit, and we expect that they will be renewed to the extent necessary in the future.

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

The following tables present financial information about our reportable segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
(in thousands)
Operating Revenues, Unaffiliated Customers
Regulated Energy	$130,157	$101,911	$425,084	$344,190
Unregulated Energy	29,981	29,636	147,070	141,079
Total operating revenues, unaffiliated customers	$160,138	$131,547	$572,154	$485,269
Intersegment Revenues (1)
Regulated Energy	$476	$500	$4,600	$1,632
Unregulated Energy	5,586	5,333	13,019	17,807
Other businesses	45	45	136	136
Total intersegment revenues	$6,107	$5,878	$17,755	$19,575
Operating Income (Loss)
Regulated Energy	$43,935	$24,912	$142,549	$91,828
Unregulated Energy	(3,061)	(4,723)	18,606	11,529
Other businesses and eliminations	44	39	138	131
Operating income	40,918	20,228	161,293	103,488
Other income (expense), net	400	(72)	1,705	1,036
Interest charges	17,022	7,076	50,861	21,272
Income Before Income Taxes	24,296	13,080	112,137	83,252
Income taxes	6,789	3,673	30,191	21,368
Net Income	$17,507	$9,407	$81,946	$61,884
(1) All significant intersegment revenues are billed at market rates and have been eliminated from consolidated operating revenues.

(in thousands)	September 30, 2024	December 31, 2023
Identifiable Assets
Regulated Energy segment	$2,967,280	$2,781,581
Unregulated Energy segment	448,024	477,402
Other businesses and eliminations	51,888	45,721
Total Identifiable Assets	$3,467,192	$3,304,704

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

We maintain an effective shelf registration statement with the SEC for the issuance of shares under our DRIP and other plans. Depending on our capital needs and subject to market conditions, we may issue additional shares under the direct stock purchase component of the DRIP in addition to other possible debt and equity offerings. For the nine months ended September 30, 2024, we received net proceeds of $56.8 million for issuances under the DRIP. There were no issuances under the DRIP during 2023. Our most recent ATM equity program, which allowed us to issue and sell shares of our common stock up to an aggregate offering price of $75.0 million, expired in June 2023.

Accumulated Other Comprehensive Loss

Defined benefit pension and postretirement plan items, unrealized gains (losses) of our propane swap agreements designated as commodity contract cash flow hedges, and the unrealized gains (losses) of our interest rate swap agreements designated as cash flow hedges are the components of our accumulated other comprehensive loss. The following tables present the changes in the balances of accumulated other comprehensive loss components as of September 30, 2024 and 2023. All amounts in the following tables are presented net of tax.

	Defined Benefit	Commodity	Interest Rate
	Pension and	Contract	Swap
	Postretirement	Cash Flow	Cash Flow
	Plan Items	Hedges	Hedges	Total
(in thousands)
As of December 31, 2023	$(2,584)	$(274)	$120	$(2,738)
Other comprehensive income (loss) before reclassifications	—	1,031	(1,340)	(309)
Amounts reclassified from accumulated other comprehensive income (loss)	41	(698)	(431)	(1,088)
Net current-period other comprehensive income (loss)	41	333	(1,771)	(1,397)
As of September 30, 2024	$(2,543)	$59	$(1,651)	$(4,135)

As of December 31, 2022	$(2,506)	$1,092	$35	$(1,379)
Other comprehensive income (loss) before reclassifications	—	(660)	928	268
Amounts reclassified from accumulated other comprehensive income (loss)	32	202	(260)	(26)
Net prior-period other comprehensive income (loss)	32	(458)	668	242
As of September 30, 2023	$(2,474)	$634	$703	$(1,137)
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

10.    Employee Benefit Plans
Net periodic (benefit) cost for the FPU Pension Plan for the three and nine months ended September 30, 2024 and 2023 is set forth in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
(in thousands)
Interest cost	$599	$633	$1,797	$1,899
Expected return on plan assets	(724)	(668)	(2,172)	(2,004)
Amortization of net loss	69	110	207	330
Total periodic (benefit) cost	$(56)	$75	$(168)	$225

Net periodic benefit costs for our other pension and postretirement benefit plans were not material for the three and nine months ended September 30, 2024 and 2023. In addition, total amounts reclassified from accumulated other comprehensive income (loss) and regulatory assets related to all pension and postretirement benefit plans were not material during the three and nine months ended September 30, 2024 and 2023.

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
During the three and nine months ended September 30, 2024, there were no contributions to the FPU Pension Plan and we do not expect to contribute to the FPU Pension Plan during 2024. The Chesapeake SERP, the Chesapeake Postretirement Plan and the FPU Medical Plan are unfunded and are expected to be paid out of our general funds. Cash benefits paid under these other postretirement benefit plans for the three and nine months ended September 30, 2024 were not material. We expect to pay total cash benefits of less than $1.0 million for these other postretirement benefit plans in 2024.

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
All obligations arising under the Non-Qualified Deferred Compensation Plan are payable from our general assets, although we have established a Rabbi Trust to informally fund the plan. Deferrals of cash compensation may be invested by the participants in various mutual funds (the same options that are available in the Retirement Savings Plan). The participants are credited with gains or losses on those investments. Assets held in the Rabbi Trust, recorded as Investments on the condensed consolidated balance sheets, had a fair value of $14.1 million at September 30, 2024 and $12.3 million at December 31, 2023. The assets of the Rabbi Trust are at all times subject to the claims of our general creditors.
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

The table below presents the amounts included in net income related to share-based compensation expense for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
(in thousands)
Awards to key employees	$1,717	$1,724	$5,797	$4,164
Awards to non-employee directors	220	214	652	693
Total compensation expense	1,937	1,938	6,449	4,857
Less: tax benefit	(495)	(501)	(1,647)	(1,255)
Share-based compensation amounts included in net income	$1,442	$1,437	$4,802	$3,602
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
The table below presents the summary of the stock activity for awards to key employees for the nine months ended September 30, 2024:

(in thousands, except per share data)	Number of Shares	Weighted Average Fair Value/Share
Outstanding—December 31, 2023	213	$117.74
Granted	110	$105.21
Vested	(43)	$103.95
Expired	(27)	$86.24
Outstanding—September 30, 2024	253	$117.96
During the nine months ended September 30, 2024, we granted awards of 110 thousand shares of common stock to officers and key employees under the SICP, including awards granted in February 2024. The shares granted are multi-year awards that will vest no later than the three-year service period ending December 31, 2026.
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

At September 30, 2024, the aggregate intrinsic value of the SICP awards granted to key employees was approximately $31.5 million. At September 30, 2024, there was approximately $9.0 million of unrecognized compensation cost related to these awards, which will be recognized through 2026.

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
At September 30, 2024, there was $0.5 million of unrecognized compensation expense related to shares granted to non-employee directors. This expense will be recognized over the remaining service period ending in May 2025.

12.    Derivative Instruments

We use derivative and non-derivative contracts to manage risks related to obtaining adequate supplies and the price fluctuations of natural gas, electricity and propane and to mitigate interest rate risk. Our natural gas, electric and propane distribution operations have entered into agreements with suppliers to purchase natural gas, electricity and propane for resale to our customers. Our natural gas gathering and transmission company has entered into contracts with producers to secure natural gas to meet its obligations. Purchases under these contracts typically either do not meet the definition of derivatives or are considered “normal purchases and normal sales” and are accounted for on an accrual basis. Our propane distribution operations may also enter into fair value hedges of their inventory or cash flow hedges of their future purchase commitments in order to mitigate the impact of wholesale price fluctuations. Occasionally, we may enter into interest rate swap agreements to mitigate risk associated with changes in short-term borrowing rates. As of September 30, 2024, our natural gas and electric distribution operations did not have any outstanding derivative contracts.

Volume of Derivative Activity

As of September 30, 2024, the volume of our commodity derivative contracts were as follows:

Business unit	Commodity	Contract Type	Quantity hedged (in millions)	Designation	Longest Expiration date of hedge
Sharp	Propane (gallons)	Purchases	13.1	Cash flow hedges	March 2027

Sharp entered into futures and swap agreements to mitigate the risk of fluctuations in wholesale propane index prices associated with the propane volumes that are expected to be purchased and/or sold during the heating season. Under the futures and swap agreements, Sharp will receive the difference between (i) the index prices (Mont Belvieu prices in June 2024 through March 2027) and (ii) the per gallon propane swap prices, to the extent the index prices exceed the contracted prices. If the index prices are lower than the contract prices, Sharp will pay the difference. We designated and accounted for the propane swaps as cash flow hedges. The change in the fair value of the swap agreements is recorded as unrealized gain (loss) in other comprehensive income (loss) and later recognized in the statement of income in the same period and in the same line item as the hedged transaction. The amount of unrealized losses that we expect to reclassify from accumulated other comprehensive income (loss) related to our commodity cash flow hedges to earnings during the 12-month period ended September 30, 2025 is not material.

Interest Rate Swap Activities

We manage interest rate risk by entering into derivative contracts to hedge the variability in cash flows attributable to changes in the short-term borrowing rates. In September 2022, we entered into an interest rate swap with a notional amount of $50.0 million through September 2025, with pricing of 3.98 percent. In August 2024, we entered into an additional interest rate swap through August 2029, at a notional amount of $50.0 million and pricing of 3.97 percent. Our interest rate swaps are cash settled monthly as the counter-party pays us the 30-day SOFR rate less the fixed rate.

We designate and account for interest rate swaps as cash flow hedges. Accordingly, unrealized gains and losses associated with the interest rate swap are recorded as a component of accumulated other comprehensive income (loss). When the interest rate swap settles, the realized gain or loss is recorded in the income statement and is recognized as a component of interest charges.

Broker Margin

Futures exchanges have contract specific margin requirements that require the posting of cash or cash equivalents relating to traded contracts. Margin requirements consist of initial margin that is posted upon the initiation of a position, maintenance margin that is usually expressed as a percent of initial margin, and variation margin that fluctuates based on the daily mark-to-market relative to maintenance margin requirements. We currently maintain a broker margin account for Sharp included within other current assets on the consolidated balance sheets which had a balance of $1.9 million and $2.1 million as of September 30, 2024 and December 31, 2023, respectively.

Financial Statements Presentation

The following tables present information about the fair value and related gains and losses of our derivative contracts. We did not have any derivative contracts with a credit-risk related contingency. Fair values of the derivative contracts recorded in the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, are as follows:

	Derivative Assets
		Fair Value As Of
(in thousands)	Balance Sheet Location	September 30, 2024	December 31, 2023
Derivatives designated as cash flow hedges
Propane swap agreements	Derivative assets, at fair value	$334	$702
Interest rate swap agreements	Derivative assets, at fair value	193	365
Total Derivative Assets (1)		$527	$1,067
 (1) Derivative assets, at fair value, include $0.4 million in current assets in the condensed consolidated balance sheet at September 30, 2024 and $1.0 million at December 31, 2023, with the remainder of the balances classified as long-term.

	Derivative Liabilities
		Fair Value As Of
(in thousands)	Balance Sheet Location	September 30, 2024	December 31, 2023
Derivatives designated as cash flow hedges
Propane swap agreements	Derivative liabilities, at fair value	$254	$1,078
Interest rate swap agreements	Derivative liabilities, at fair value	2,409	203
Total Derivative Liabilities (1)		$2,663	$1,281
(1) Derivative liabilities, at fair value, include $0.6 million in current liabilities in the condensed consolidated balance sheet at September 30, 2024 and $0.4 million at December 31, 2023, with the remainder of the balances classified as long-term.

The effects of gains and losses from derivative instruments on the condensed consolidated statements of income are as follows:

		Amount of Gain (Loss) on Derivatives
	Location of Gain	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	(Loss) on Derivatives	2024	2023	2024	2023
Derivatives designated as cash flow hedges
Propane swap agreements	Revenues	$—	$—	$(307)	$733
Propane swap agreements	Unregulated propane and natural gas costs	(87)	(452)	1,263	(1,011)
Interest rate swap agreements	Interest expense	237	160	579	352
Total		$150	$(292)	$1,535	$74

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

Financial Assets and Liabilities Measured at Fair Value
The following tables summarize our financial assets and liabilities that are measured at fair value on a recurring basis and the fair value measurements, by level, within the fair value hierarchy as of September 30, 2024 and December 31, 2023:

		Fair Value Measurements Using:
As of September 30, 2024	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Assets:
Investments—equity securities	$23	$23	$—	$—
Investments—guaranteed income fund	1,116	—	—	1,116
Investments—mutual funds and other	13,016	13,016	—	—
Total investments	14,155	13,039	—	1,116
Derivative assets	527	—	527	—
Total assets	$14,682	$13,039	$527	$1,116
Liabilities:
Derivative liabilities	$2,663	$—	$2,663	$—

		Fair Value Measurements Using:
As of December 31, 2023	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Assets:
Investments—equity securities	$21	$21	$—	$—
Investments—guaranteed income fund	1,489	—	—	1,489
Investments—mutual funds and other	10,772	10,772	—	—
Total investments	12,282	10,793	—	1,489
Derivative assets	1,067	—	1,067	—
Total assets	$13,349	$10,793	$1,067	$1,489
Liabilities:
Derivative liabilities	$1,281	$—	$1,281	$—

The changes in the fair value of Level 3 investments for the nine months ended September 30, 2024 and 2023 were not material. Investment income from the Level 3 investments is reflected in other income, net in the condensed consolidated statements of income.

At September 30, 2024, there were no non-financial assets or liabilities required to be reported at fair value. We review our non-financial assets for impairment at least on an annual basis, as required.
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
At September 30, 2024, long-term debt, which includes current maturities but excludes debt issuance costs, had both a carrying value and estimated fair value of approximately $1.2 billion. At December 31, 2023, long-term debt, which includes the current maturities but excludes debt issuance costs, had both a carrying value and estimated fair value of approximately $1.2 billion. The fair value was calculated using a discounted cash flow methodology that incorporates a market interest rate based on published corporate borrowing rates for debt instruments with similar terms and average maturities, and with adjustments for duration, optionality, and risk profile. The valuation technique used to estimate the fair value of long-term debt would be considered a Level 2 measurement.

14.    Long-Term Debt
Our outstanding long-term debt is shown below:

	September 30,	December 31,
(in thousands)	2024	2023
Uncollateralized senior notes:
5.68% notes, due June 2026	$5,800	$8,700
6.39% notes, due December 2026	100,000	100,000
6.44% notes, due December 2027	100,000	100,000
6.43% notes, due May 2028	2,800	3,500
3.73% notes, due December 2028	10,000	10,000
6.45% notes, due December 2028	100,000	100,000
3.88% notes, due May 2029	25,000	30,000
6.62% notes, due December 2030	100,000	100,000
3.25% notes, due April 2032	54,250	59,500
6.71% notes, due December 2033	100,000	100,000
2.98% notes, due December 2034	70,000	70,000
3.00% notes, due July 2035	50,000	50,000
2.96% notes, due August 2035	40,000	40,000
2.49% notes, due January 2037	50,000	50,000
5.43% notes, due March 2038	80,000	80,000
3.48% notes, due May 2038	50,000	50,000
3.58% notes, due November 2038	50,000	50,000
6.73% notes, due December 2038	50,000	50,000
3.98% notes, due August 2039	100,000	100,000
2.95% notes, due March 2042	50,000	50,000
Equipment security note
2.46% note, due September 2031	6,957	7,633
Less: debt issuance costs	(3,329)	(3,753)
Total long-term debt	1,191,478	1,205,580
Less: current maturities	(18,522)	(18,505)
Total long-term debt, net of current maturities	$1,172,956	$1,187,075

Terms of the Senior Notes

All of our outstanding Senior Notes set forth certain business covenants to which we are subject when any note is outstanding, including covenants that limit or restrict our ability, and the ability of our subsidiaries, to incur indebtedness, or place or permit liens and encumbrances on any of our property or the property of our subsidiaries.

Senior Notes

On November 1, 2024, we issued 5.20 percent Senior Notes due in October 2029 in the aggregate principal amount of $100.0 million. The proceeds received were used to reduce short-term borrowings under our Revolver and to fund capital expenditures. These Senior Notes have similar covenants and default provisions as our other Senior Notes, and have semi-annual principal payments due on May 1 and November 1 of each year beginning in 2025.

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

Shelf Agreements

We have entered into Shelf Agreements with Prudential and MetLife with terms that extend through February 2026, however neither of such lenders have any obligation to purchase debt thereunder. At September 30, 2024, a total of $255.0 million of borrowing capacity was available under these agreements.

15.    Short-Term Borrowings
As of September 30, 2024, we are authorized by our Board of Directors to borrow up to $450.0 million of short-term debt, as required. At September 30, 2024 and December 31, 2023, we had $214.8 million and $179.9 million, respectively, of short-term borrowings outstanding at a weighted average interest rate of 5.35 percent and 5.83 percent, respectively. There were no borrowings outstanding under the sustainable investment sublimit of the 364-day tranche at September 30, 2024.

In August 2024, we amended and restated our revolving credit agreement, which increased the total borrowing capacity under the Revolver to $450.0 million, including $250.0 million available under the 364-day tranche which now expires in August 2025 and $200.0 million available under the five-year tranche which now expires in August 2029. Borrowings under both tranches of the Revolver continue to be subject to a pricing grid, including the commitment fee and the interest rate charged based upon our total indebtedness to total capitalization ratio for the prior quarter. The 364-day tranche continues to bear interest (i) based upon the SOFR, plus a 10-basis point credit spread adjustment, and an applicable margin of 1.05 percent or less, with such margin based on total indebtedness as a percentage of total capitalization or (ii) the base rate, solely at our discretion. The five-year tranche continues to bear interest (i) based upon the SOFR, plus a 10-basis point credit spread adjustment, and an applicable margin of 1.25 percent or less, with such margin based on total indebtedness as a percentage of total capitalization or (ii) the base rate, solely at our discretion.

We also utilize interest rate swaps to manage rate risk under our Revolver. For additional information on interest rate swaps, including swaps currently in place related to our short-term borrowings, see Note 12, Derivative Instruments.

The availability of funds under the Revolver is subject to conditions specified in the credit agreement, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in the Revolver's loan documents. We are required by the financial covenants in the Revolver to maintain, at the end of each fiscal year, a funded indebtedness ratio as described above. As of September 30, 2024, we were in compliance with this covenant.

Our total available credit under the Revolver at September 30, 2024 was $232.2 million. As of September 30, 2024, we had issued $6.3 million in letters of credit to various counterparties under the Revolver. These letters of credit are not included in the outstanding short-term borrowings and we do not anticipate that they will be drawn upon by the counterparties. The letters of credit reduce the available borrowings under the Revolver.

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

Some of our leases are subject to annual changes in the Consumer Price Index (“CPI”). While lease liabilities are not re-measured as a result of changes to the CPI, changes to the CPI are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. A 100-basis-point increase in CPI would not have resulted in material additional annual lease costs. Most of our leases include options to renew, with renewal terms that can extend the lease term from one to 25 years or more. The exercise of lease renewal options is at our sole discretion. The amounts disclosed in our consolidated balance sheet at September 30, 2024, pertaining to the right-of-use assets and lease liabilities, are measured based on our current expectations of exercising our available renewal options. Our existing leases are not subject to any restrictions or covenants that would preclude our ability to pay dividends, obtain financing or enter into additional leases. As of September 30, 2024, we have not entered into any leases, which have not yet commenced, that would entitle us to significant rights or create additional obligations. The following table presents information related to our total lease cost included in our condensed consolidated statements of income:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(in thousands)	Classification	2024	2023	2024	2023
Operating lease cost (1)	Operations expense	$744	$750	$2,218	$2,318
(1) Includes short-term leases and variable lease costs, which are not material.

The following table presents the balance and classifications of our right of use assets and lease liabilities included in our condensed consolidated balance sheets at September 30, 2024 and December 31, 2023:

(in thousands)	Balance sheet classification	September 30, 2024	December 31, 2023
Assets
Operating lease assets	Operating lease right-of-use assets	$10,945	$12,426
Liabilities
Current
Operating lease liabilities	Other accrued liabilities	$2,397	$2,454
Noncurrent
Operating lease liabilities	Operating lease - liabilities	9,157	10,550
Total lease liabilities		$11,554	$13,004

The following table presents our weighted-average remaining lease terms and weighted-average discount rates for our operating leases at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Weighted-average remaining lease term (in years)
Operating leases	7.8	8.1
Weighted-average discount rate
Operating leases	3.5%	3.5%

The following table presents additional information related to cash paid for amounts included in the measurement of lease liabilities included in our condensed consolidated statements of cash flows as of September 30, 2024 and 2023:

	Nine Months Ended
	September 30,
(in thousands)	2024	2023
Operating cash flows from operating leases	$2,204	$2,196

The following table presents the future undiscounted maturities of our operating and financing leases at September 30, 2024 and for each of the next five years and thereafter:

(in thousands)	Operating Leases (1)
Remainder of 2024	$725
2025	2,442
2026	1,863
2027	1,613
2028	1,236
2029	1,147
Thereafter	4,096
Total lease payments	13,122
Less: Interest	(1,568)
Present value of lease liabilities	$11,554
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
•changes in the current political environment, including the effect of the U.S. Presidential election on the economy and consumer confidence;
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

Currently, our growth strategy is focused on the following platforms, including:
•Prudently deploying investment capital.
◦Optimizing the earnings growth in our existing businesses, which includes organic growth, territory expansions, and new products and services as well as increased opportunities to transform the Company with a focus on people, process, technology and organizational structure.
◦Identification and pursuit of additional pipeline expansions, including new interstate and intrastate transmission projects.
◦Growth of Marlin Gas Services’ CNG transport business and expansion into LNG and RNG transport services as well as methane capture.
◦Identifying and undertaking additional strategic propane acquisitions that provide a larger foundation in current markets and expand our brand and presence into new strategic growth markets.
◦Leveraging our current capabilities, including our integrated set of energy delivery businesses, to support and contribute to a more sustainable future.
•Proactively managing our regulatory agenda.
◦Driving regulatory initiatives that align with our growth strategy and investment plans.
•Continually executing on our business transformation initiatives.
◦Increased opportunities to transform the Company with a focus on people, process, technology and organizational structure.

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

These commitments guide our mission to deliver energy that makes life better for the people and communities we serve. They impact every aspect of the relationships we have with our stakeholders. In April of 2024, we unveiled our first in a series of sustainability micro-reports, with the first report focused on Safety and Reliability. The Safety and Reliability Report will be followed by at least two additional micro-reports. The second report, published in September 2024, focused on the Company’s environmental stewardship, including progress on environmental sustainability initiatives and mitigation of greenhouse gas emissions. The third micro-report, planned for distribution in early 2025, will focus on community impact, reporting on Diversity, Equity and Inclusion ("DEI") initiatives and investments in people, communities and customers.

Transitioning from a single large sustainability report to these micro-reports will provide a steadier release of information throughout the year, including progress updates and new or expanded initiatives and programs. In addition to the micro-reports, the Company will publish investor-focused tables later this year.

We encourage our investors to review the micro-reports, as well as prior sustainability reports, which can be accessed on our website, and welcome feedback as we continue to enhance our sustainability disclosures.

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

The following tables reconcile Gross Margin, Net Income, and EPS, all as defined under GAAP, to our non-GAAP financial measures of Adjusted Gross Margin, Adjusted Net Income and Adjusted EPS for the three and nine months ended September 30, 2024 and 2023:

Adjusted Gross Margin

	For the Three Months Ended September 30, 2024
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Operating Revenues	$130,633	$35,567	$(6,062)	$160,138
Cost of Sales:
Natural gas, propane and electric costs	(28,366)	(15,868)	6,033	(38,201)
Depreciation & amortization	(12,301)	(4,553)	3	(16,851)
Operations & maintenance expenses (1)	(10,722)	(8,058)	—	(18,780)
Gross Margin (GAAP)	79,244	7,088	(26)	86,306
Operations & maintenance expenses (1)	10,722	8,058	—	18,780
Depreciation & amortization	12,301	4,553	(3)	16,851
Adjusted Gross Margin (Non-GAAP)	$102,267	$19,699	$(29)	$121,937

	For the Three Months Ended September 30, 2023
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Operating Revenues	$102,411	$34,970	$(5,834)	$131,547
Cost of Sales:
Natural gas, propane and electric costs	(26,518)	(16,381)	5,805	(37,094)
Depreciation & amortization	(13,192)	(4,420)	2	(17,610)
Operations & maintenance expenses (1)	(4,819)	(7,532)	(382)	(12,733)
Gross Margin (GAAP)	57,882	6,637	(409)	64,110
Operations & maintenance expenses (1)	4,819	7,532	382	12,733
Depreciation & amortization	13,192	4,420	(2)	17,610
Adjusted Gross Margin (Non-GAAP)	$75,893	$18,589	$(29)	$94,453

	For the Nine Months Ended September 30, 2024
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Operating Revenues	$429,684	$160,089	$(17,619)	$572,154
Cost of Sales:
Natural gas, propane and electric costs	(105,662)	(70,928)	17,532	(159,058)
Depreciation & amortization	(39,495)	(12,257)	8	(51,744)
Operations & maintenance expenses (1)	(35,713)	(24,373)	1	(60,085)
Gross Margin (GAAP)	248,814	52,531	(78)	301,267
Operations & maintenance expenses (1)	35,713	24,373	(1)	60,085
Depreciation & amortization	39,495	12,257	(8)	51,744
Adjusted Gross Margin (Non-GAAP)	$324,022	$89,161	$(87)	$413,096

	For the Nine Months Ended September 30, 2023
(in thousands)	Regulated Energy	Unregulated Energy	Other and Eliminations	Total
Operating Revenues	$345,822	$158,886	$(19,439)	$485,269
Cost of Sales:
Natural gas, propane and electric costs	(105,692)	(75,068)	19,282	(161,478)
Depreciation & amortization	(39,179)	(12,923)	6	(52,096)
Operations & maintenance expenses (1)	(23,346)	(23,528)	(377)	(47,251)
Gross Margin (GAAP)	177,605	47,367	(528)	224,444
Operations & maintenance expenses (1)	23,346	23,528	377	47,251
Depreciation & amortization	39,179	12,923	(6)	52,096
Adjusted Gross Margin (Non-GAAP)	$240,130	$83,818	$(157)	$323,791
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

2024 to 2023 Gross Margin (GAAP) Variance – Regulated Energy

Gross Margin (GAAP) for the Regulated Energy segment for the quarter ended September 30, 2024 was $79.2 million, an increase of $21.4 million, or 36.9 percent, compared to the same period in 2023. The increase in gross margin reflects incremental margin attributable to FCG, incremental margin from regulatory initiatives, and organic growth in our natural gas distribution businesses and continued pipeline expansion projects.

Gross Margin (GAAP) for the Regulated Energy segment for the nine months ended September 30, 2024 was $248.8 million, an increase of $71.2 million, or 40.1 percent, compared to the same period in 2023. The increase in gross margin for the nine-month period is primarily attributable to the factors impacting the third quarter discussed above.

2024 to 2023 Gross Margin (GAAP) Variance – Unregulated Energy

Gross Margin (GAAP) for the Unregulated Energy segment for the quarter ended September 30, 2024 was $7.1 million, an increase of $0.5 million, or 6.8 percent, compared to the same period in 2023. The increase in gross margin was primarily attributable to an increased level of virtual pipeline services.

Gross Margin (GAAP) for the Unregulated Energy segment for the nine months ended September 30, 2024 was $52.5 million, an increase of $5.2 million, or 10.9 percent, compared to the same period in 2023. Higher gross margin reflects higher contributions from our propane operations, an increased level of virtual pipeline services, and improved performance at Aspire.

Adjusted Net Income and Adjusted EPS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net Income (GAAP)	$17,507	$9,407	$81,946	$61,884
FCG transaction and transition-related expenses, net (1)	593	2,804	2,276	2,898
Adjusted Net Income (Non-GAAP)	$18,100	$12,211	$84,222	$64,782

Weighted average common shares outstanding - diluted (2)	22,564	17,858	22,402	17,847

Earnings Per Share - Diluted (GAAP)	$0.78	$0.53	$3.66	$3.47
FCG transaction and transition-related expenses, net (1)	0.02	0.16	0.10	0.16
Adjusted Earnings Per Share - Diluted (Non-GAAP)	$0.80	$0.69	$3.76	$3.63
(1) Transaction and transition-related expenses represent non-recurring costs incurred attributable to the acquisition and integration of FCG including, but not limited to, transaction costs, transition services, consulting, system integration, rebranding, and legal fees.
(2) Weighted average shares for the three and nine months ended September 30, 2024 reflect the impact of 4.4 million common shares issued in November 2023 in connection with the acquisition of FCG. See Notes 3 and 9 for additional details on the acquisition and related equity offering.

2024 to 2023 Net Income (GAAP) Variance
Net income (GAAP) for the quarter ended September 30, 2024 was $17.5 million, or $0.78 per share, compared to $9.4 million, or $0.53 per share, for the same quarter of 2023. Net income for the three months ended September 30, 2024 included $0.6 million of transaction and transition-related expenses in connection with the acquisition and integration of FCG. Excluding these costs, net income increased by $5.9 million or 48.2 percent compared to the same period in the prior year.
Net income (GAAP) for the nine months ended September 30, 2024 was $81.9 million, or $3.66 per share, compared to $61.9 million, or $3.47 per share, for the same period in 2023. Net income for the nine months ended September 30, 2024 and 2023 included $2.3 million and $2.9 million, respectively, of transaction and transition-related expenses in connection with the acquisition and integration of FCG. Excluding these costs, net income increased by $19.4 million or 30.0 percent compared to the same period in the prior year.

Results of Operations for the Three and Nine Months Ended September 30, 2024

Operational Highlights

Our adjusted net income for the three months ended September 30, 2024 was $18.1 million, or $0.80 per share, compared to $12.2 million, or $0.69 per share, for the same quarter of 2023. The improvements in business unit operating results discussed below were partially offset by the effects of increased interest expense and common shares issued in connection with the acquisition of FCG. Operating income for the third quarter of 2024 was $40.9 million, an increase of $20.7 million compared to the same period in 2023. Excluding transaction and transition-related expenses associated with the acquisition and integration of FCG, operating income increased $17.6 million or 73.0 percent compared to the prior-year period. An increase in adjusted gross margin in the third quarter of 2024 was driven by contributions from the acquisition of FCG, incremental margin from regulatory initiatives, continued pipeline expansion projects, increased demand for virtual pipeline services and natural gas organic growth. Higher operating expenses in the third quarter of 2024 were largely associated with the operating expenses of FCG and increased payroll, benefits and other employee-related expenses compared to the prior-year period. Increases in depreciation, amortization and property taxes attributable to growth projects and FCG were partially offset by a $3.2 million RSAM adjustment from FCG and lower depreciation from our electric operations and Maryland natural gas division resulting from revised rates included in approved depreciation studies.

	Three Months Ended
	September 30,		Increase
	2024	2023	(Decrease)
(in thousands, except per share data)
Adjusted Gross Margin
Regulated Energy segment	$102,267	$75,893	$26,374
Unregulated Energy segment	19,699	18,589	1,110
Other businesses and eliminations	(29)	(29)	—
Total Adjusted Gross Margin	$121,937	$94,453	$27,484

Operating Income (Loss)
Regulated Energy segment	$43,935	$24,912	$19,023
Unregulated Energy segment	(3,061)	(4,723)	1,662
Other businesses and eliminations	44	39	5
Total Operating Income	40,918	20,228	20,690
Other income (expense), net	400	(72)	472
Interest charges	17,022	7,076	9,946
Income Before Income Taxes	24,296	13,080	11,216
Income taxes	6,789	3,673	3,116
Net Income	$17,507	$9,407	$8,100

Weighted Average Common Shares Outstanding: (1)
Basic	22,501	17,797	4,704
Diluted	22,564	17,858	4,706

Earnings Per Share of Common Stock
Basic	$0.78	$0.53	$0.25
Diluted	$0.78	$0.53	$0.25

Adjusted Net Income and Adjusted Earnings Per Share
Net Income (GAAP)	$17,507	$9,407	$8,100
FCG transaction and transition-related expenses, net (2)	593	2,804	(2,211)
Adjusted Net Income (Non-GAAP)	$18,100	$12,211	$5,889

Earnings Per Share - Diluted (GAAP)	$0.78	$0.53	$0.25
FCG transaction and transition-related expenses, net (2)	0.02	0.16	(0.14)
Adjusted Earnings Per Share - Diluted (Non-GAAP)	$0.80	$0.69	$0.11
(1) Weighted average shares for the quarter ended September 30, 2024 reflect the impact of 4.4 million common shares issued in November 2023 in connection with the acquisition of FCG.
(2) Transaction and transition-related expenses represent costs incurred attributable to the acquisition and integration of FCG including, but not limited to, transaction costs, transition services, consulting, system integration, rebranding and legal fees.

Key variances between the third quarter of 2023 and 2024 included:

(in thousands, except per share data)	Pre-tax Income	Net Income	Earnings Per Share
Third Quarter of 2023 Adjusted Results**	$16,979	$12,211	$0.69

Increased Adjusted Gross Margins:
Contributions from acquisitions	23,534	16,958	0.75
Margin from regulated infrastructure programs*	1,806	1,301	0.06
Natural gas transmission service expansions, including interim services*	1,548	1,115	0.05
Increased level of virtual pipeline services	1,098	791	0.04
Natural gas growth including conversions (excluding service expansions)	1,013	730	0.03
Changes in customer consumption	(651)	(469)	(0.02)
	28,348	20,426	0.91

Increased Operating Expenses (Excluding Natural Gas, Propane, and Electric Costs):
FCG operating expenses	(8,680)	(6,255)	(0.28)
Payroll, benefits and other employee-related expenses	(708)	(510)	(0.02)
	(9,388)	(6,765)	(0.30)

Interest charges	(9,946)	(7,167)	(0.32)
Increase in shares outstanding due to 2023 and 2024 equity offerings***	—	—	(0.14)
Net other changes	(878)	(605)	(0.04)
	(10,824)	(7,772)	(0.50)
Third Quarter of 2024 Adjusted Results**	$25,115	$18,100	$0.80

* See the Major Projects and Initiatives table.
** Transaction and transition-related expenses attributable to the acquisition and integration of FCG have been excluded from the Company’s non-GAAP measures of adjusted net income and adjusted EPS. See reconciliations above for a detailed comparison to the related GAAP measures.
*** Reflects the impact of 4.4 million common shares issued in November 2023 in connection with the acquisition of FCG and shares also issued in 2024.

Our adjusted net income for the nine months ended September 30, 2024 was $84.2 million, or $3.76 per share, compared to $64.8 million, or $3.63 per share, for the same period of 2023. Adjusted net income for the nine months ended September 30, 2023 included a non-recurring gain of $1.3 million related to a reduction in the Pennsylvania state tax rate. The improvements in business unit operating results discussed below were partially offset by increased interest expense and common shares issued in connection with the acquisition of FCG. Operating income for the nine months ended September 30, 2024 was $161.3 million, an increase of $57.8 million compared to the same period in 2023. Excluding transaction and transition-related expenses associated with the acquisition and integration of FCG, operating income increased $57.0 million or 53.1 percent compared to the prior-year period. An increase in adjusted gross margin during the first nine months of 2024 was driven by contributions from the acquisition of FCG, incremental margin from regulatory initiatives, natural gas organic growth and continued pipeline expansion projects, higher customer consumption, and improvements from our unregulated businesses. Higher operating expenses during the first nine months of 2024 were largely associated with FCG, as well as higher insurance related costs compared to the prior-year period. These increases were partially offset by lower payroll, benefits and other employee-related expenses. Increases in depreciation and amortization expense attributable to growth projects and FCG were partially offset by an $8.9 million RSAM adjustment from FCG and lower depreciation from our electric operations and Maryland natural gas division due to revised rates resulting from approved depreciation studies.

	Nine Months Ended
	September 30,		Increase
	2024	2023	(Decrease)
(in thousands, except per share data)
Adjusted Gross Margin
Regulated Energy segment	$324,022	$240,130	$83,892
Unregulated Energy segment	89,161	83,818	5,343
Other businesses and eliminations	(87)	(157)	70
Total Adjusted Gross Margin	$413,096	$323,791	$89,305

Operating Income
Regulated Energy segment	$142,549	$91,828	$50,721
Unregulated Energy segment	18,606	11,529	7,077
Other businesses and eliminations	138	131	7
Total Operating Income	161,293	103,488	57,805
Other income, net	1,705	1,036	669
Interest charges	50,861	21,272	29,589
Income Before Income Taxes	112,137	83,252	28,885
Income taxes	30,191	21,368	8,823
Net Income	$81,946	$61,884	$20,062

Weighted Average Common Shares Outstanding: (1)
Basic	22,346	17,784	4,562
Diluted	22,402	17,847	4,555

Earnings Per Share of Common Stock
Basic	$3.67	$3.48	$0.19
Diluted	$3.66	$3.47	$0.19

Adjusted Net Income and Adjusted Earnings Per Share
Net Income (GAAP)	$81,946	$61,884	$20,062
FCG transaction and transition-related expenses, net (2)	2,276	2,898	(622)
Adjusted Net Income (Non-GAAP)	$84,222	$64,782	$19,440

Earnings Per Share - Diluted (GAAP)	$3.66	$3.47	$0.19
FCG transaction and transition-related expenses, net (2)	0.10	0.16	(0.06)
Adjusted Earnings Per Share - Diluted (Non-GAAP)	$3.76	$3.63	$0.13
(1) Weighted average shares for the nine months ended September 30, 2024 reflect the impact of 4.4 million common shares issued in November 2023 in connection with the acquisition of FCG.
(2) Transaction and transition-related expenses represent costs incurred attributable to the acquisition and integration of FCG including, but not limited to, transaction costs, transition services, consulting, system integration, rebranding and legal fees.

Key variances between the nine months ended September 30, 2023 and September 30, 2024 included:

(in thousands, except per share data)	Pre-tax Income	Net Income	Earnings Per Share
Nine months ended September 30, 2023 Adjusted Results**	$87,151	$64,782	$3.63

Non-recurring Items:
Absence of benefit associated with a reduction in the PA state tax rate	—	(1,284)	(0.06)
	—	(1,284)	(0.06)

Increased Adjusted Gross Margins:
Contributions from acquisitions	72,458	52,952	2.36
Margin from regulated infrastructure programs*	4,424	3,233	0.14
Natural gas growth including conversions (excluding service expansions)	4,182	3,056	0.14
Natural gas transmission service expansions, including interim services*	3,702	2,706	0.12
Rate changes associated with the Florida natural gas base rate proceeding*	1,630	1,191	0.05
Increased level of virtual pipeline services	1,585	1,158	0.05
Improved Aspire Energy performance - rate changes and gathering fees	1,267	926	0.04
Changes in customer consumption	1,191	870	0.04
Increased propane margins and fees	521	381	0.02
	90,960	66,473	2.96

(Increased) Decreased Operating Expenses (Excluding Natural Gas, Propane, and Electric Costs):
FCG operating expenses	(28,813)	(21,057)	(0.94)
Depreciation, amortization and property tax costs (includes FCG)	(3,441)	(2,515)	(0.11)
Insurance related costs	(1,107)	(809)	(0.04)
Payroll, benefits and other employee-related expenses	1,484	1,084	0.05
	(31,877)	(23,297)	(1.04)

Interest charges	(29,589)	(21,623)	(0.97)
Increase in shares outstanding due to 2023 and 2024 equity offerings***	—	—	(0.74)
Net other changes	(1,394)	(829)	(0.02)
	(30,983)	(22,452)	(1.73)
Nine months ended September 30, 2024 Adjusted Results**	$115,251	$84,222	$3.76
* See the Major Projects and Initiatives table.
** Transaction and transition-related expenses attributable to the acquisition and integration of FCG have been excluded from the Company’s non-GAAP measures of adjusted net income and adjusted EPS. See reconciliations above for a detailed comparison to the related GAAP measures.
*** Reflects the impact of 4.4 million common shares issued in November 2023 in connection with the acquisition of FCG and shares also issued in 2024.

Summary of Key Factors
Recently Completed and Ongoing Major Projects and Initiatives
We continuously pursue and develop additional projects and initiatives to serve existing and new customers, further grow our businesses and earnings, and increase shareholder value. The following table includes all major projects and initiatives that are currently underway or recently completed. Our practice is to add incremental margin associated with new projects and initiatives to this table once negotiations or details are substantially final and/or the associated earnings can be estimated. Major projects and initiatives that have generated consistent year-over-year adjusted gross margin contributions are removed from the table at the beginning of the next calendar year.

	Adjusted Gross Margin
	Three Months Ended		Nine Months ended		Year Ended	Estimate for
	September 30,		September 30,		December 31,	Fiscal
(in thousands)	2024	2023	2024	2023	2023	2024	2025
Pipeline Expansions:
Southern Expansion	$586	$100	$1,758	$586	$586	$2,344	$2,344
Beachside Pipeline Expansion	603	603	1,809	1,206	1,810	2,451	2,414
St. Cloud / Twin Lakes Expansion	146	118	438	118	264	584	2,752
Wildlight	566	178	970	271	471	1,423	2,996
Lake Wales	114	114	342	152	265	454	454
Newberry	646	—	718	—	—	1,364	2,585
Boynton Beach	—	—	—	—	—	—	3,342
New Smyrna Beach	—	—	—	—	—	—	1,710
Central Florida Reinforcement	—	—	—	—	—	98	1,959
Warwick	—	—	—	—	—	258	1,858
Renewable Natural Gas Supply Projects	—	—	—	—	—	—	5,460
Total Pipeline Expansions	2,661	1,113	6,035	2,333	3,396	8,976	27,874

CNG/RNG/LNG Transportation and Infrastructure	3,498	2,385	10,438	8,811	11,181	14,000	15,000

Regulatory Initiatives:
Florida GUARD program	982	90	2,436	90	353	3,566	6,333
FCG SAFE Program	1,051	—	2,152	—	—	3,337	6,534
Capital Cost Surcharge Programs	765	687	2,373	2,110	2,829	3,167	4,374
Florida Rate Case Proceeding (1)	3,991	3,991	13,591	11,961	15,835	17,153	17,153
Maryland Rate Case (2)	—	—	—	—	—	TBD	TBD
Delaware Rate Case (3)	—	—	—	—	—	TBD	TBD
Electric Rate Case (4)	—	—	—	—	—	TBD	TBD
Electric Storm Protection Plan	717	298	2,024	940	1,326	3,133	5,581
Total Regulatory Initiatives	7,506	5,066	22,576	15,101	20,343	30,356	39,975

Total	$13,665	$8,564	$39,049	$26,245	$34,920	$53,332	$82,849

(1) Includes adjusted gross margin during 2023 comprised of both interim rates and permanent base rates which became effective in March 2023.
(2) Rate case application and depreciation study filed with the Maryland PSC in January 2024. See additional information provided below.
(3) Rate case application and depreciation study filed with the Delaware PSC in August 2024. See additional information provided below.
(4) Rate case application filed with the Florida PSC in June 2024. See additional information provided below.

Detailed Discussion of Major Projects and Initiatives

Pipeline Expansions

Southern Expansion
Eastern Shore installed a new natural gas driven compressor skid unit at its existing Bridgeville, Delaware compressor station that provides 7,300 Dts of incremental firm transportation pipeline capacity. The project was placed in service in the fourth quarter of 2023. The project generated additional adjusted gross margin of $0.5 million and $1.2 million, respectively, for the three and nine months ended September 30, 2024, and is expected to produce adjusted gross margin of $2.3 million in 2024 and thereafter.

Beachside Pipeline Expansion
In June 2021, Peninsula Pipeline and FCG entered into a Transportation Service Agreement for an incremental 10,176 Dts/d of firm service in Indian River County, Florida, to support FCG's growth along the Indian River's barrier island. As part of this agreement, Peninsula Pipeline constructed approximately 11.3 miles of pipeline from its existing pipeline in Sebastian, Florida. The project went into service in April 2023. Subsequent to the acquisition of FCG, the agreement is now an affiliate agreement. The project generated additional adjusted gross margin of $0.6 million for the nine months ended September 30, 2024, and is expected to produce adjusted gross margin of approximately $2.4 million in 2024 and thereafter.

St. Cloud / Twin Lakes Expansion
In July 2022, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with FPU for an additional 2,400 Dts/d of firm service in the St. Cloud, Florida area. As part of this agreement, Peninsula Pipeline constructed a pipeline extension and regulator station for FPU. The extension supports new incremental load due to growth in the area, including providing service, most immediately, to the residential development, Twin Lakes. The expansion also improves reliability and provides operational benefits to FPU’s existing distribution system in the area, supporting future growth. This project was placed into service during July 2023 and generated additional adjusted gross margin of $0.3 million for the nine months ended September 30, 2024. We expect this extension to generate annual adjusted gross margin of $0.6 million in 2024 and thereafter.

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

Wildlight Expansion
In August 2022, Peninsula Pipeline and FPU filed a joint petition with the Florida PSC for approval of its Transportation Service Agreement associated with the Wildlight planned community located in Nassau County, Florida. The project enables us to meet the significant growing demand for service in Yulee, Florida. The agreement enables us to construct the project during the build-out of the community and charge the reservation rate as each phase of the project goes into service. Construction of the pipeline facilities will occur in two separate phases. Phase one consists of three extensions with associated facilities, and a gas injection interconnect with associated facilities. Phase two will consist of two additional pipeline extensions. The various phases of the project commenced in the first quarter of 2023, with construction on the overall project continuing through 2025. The petition was approved by the Florida PSC in November 2022. The project generated additional adjusted gross margin of $0.4 million and $0.7 million for the three and nine months ended September 30, 2024, respectively, and is expected to contribute adjusted gross margin of approximately $1.4 million in 2024 and $3.0 million thereafter.

Lake Wales Expansion
In February 2023, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with FPU for an additional 9,000 Dts/d of firm service in the Lake Wales, Florida area. The PSC approved the petition in April 2023 and Peninsula Pipeline completed the acquisition of an existing pipeline in May 2023 that is being utilized to serve both current and new natural gas customers. The project generated additional adjusted gross margin of $0.2 million for the nine months ended September 30, 2024, and is expected to contribute adjusted gross margin of approximately $0.5 million in 2024 and beyond.

Newberry Expansion
In April 2023, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreement with FPU for an additional 8,000 Dts/d of firm service in the Newberry, Florida area. The petition was approved by the Florida PSC in the third quarter of 2023. Peninsula Pipeline will construct a pipeline extension, which will be used by FPU to support the development of a natural gas distribution system to provide gas service to the City of Newberry. A filing to address the acquisition and conversion of existing Company owned propane community gas systems in Newberry was made in November 2023. The Florida PSC approved it in April 2024, and conversions of the community gas systems began in the second quarter of 2024. The project generated additional adjusted gross margin of $0.6 million and $0.7 million for the three and nine months ended September 30, 2024, and is expected to contribute adjusted gross margin of approximately $1.4 million in 2024 and $2.6 million thereafter.

Worcester Resiliency Upgrade
In August 2023, Eastern Shore filed an application with the FERC requesting authorization to construct the Worcester Resiliency Upgrade, which consists of a mixture of storage and transmission facilities in Sussex County, DE and Wicomico, Worcester, and Somerset Counties in Maryland. The project will provide long-term incremental supply necessary to support the growing demand of the participating shippers. Eastern Shore has requested certificate authorization by December 2024, with a target in-service date by the third quarter of 2025. In December 2023, the FERC issued its schedule for preparation of the Environmental Assessment ("EA"). In April 2024, the FERC issued their EA with no significant impacts noted. The EA comment period closed in May 2024, and Eastern Shore responded to the one adverse comment received.

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

Central Florida Reinforcement Projects
In February 2024, Peninsula Pipeline filed a petition with the Florida PSC for approval of its Transportation Service Agreements with FPU for projects that will support additional supply to communities located in Central Florida. The projects are driven by the need for increased supply to communities in central Florida that are experiencing significant population growth. Peninsula Pipeline will construct several pipeline extensions which will support FPU’s distribution system around the Plant City and Lake Mattie areas of Florida with an additional 5,000 Dts/d and 8,700 Dts/d, respectively. The Florida PSC approved the projects in May 2024. Completion of the projects is projected for the fourth quarter of 2024 for Plant City and the fourth quarter of 2025 for Lake Mattie. The projects are expected to contribute adjusted gross margin of approximately $0.1 million in 2024 and $2.0 million in 2025 and beyond.

Warwick Pipeline Project
In July 2024, we announced plans to extend Eastern Shore's transmission deliverability by constructing an additional 4.4 miles of six inch steel pipeline. The project will reinforce the supply and growth for our Delaware division distribution system and expand natural gas service further into Maryland for anticipated future growth. The project is estimated to be in service during the fourth quarter of 2024. The project is expected to contribute adjusted gross margin of approximately $0.3 million in 2024 and $1.9 million in 2025 and beyond.

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

Renewable Natural Gas Supply Projects
In February 2024, Peninsula Pipeline filed a petition with the Florida PSC for its approval of its Transportation Service Agreements with FCG for projects that will support the transportation of additional renewable energy supply to FCG. The projects, located in Florida’s Brevard, Indian River and Miami-Dade counties, will bring renewable natural gas produced from local landfills into FCG’s natural gas distribution system. Peninsula Pipeline will construct several pipeline extensions which will support FCG's distribution system in Brevard County, Indian River County, and Miami-Dade County. Benefits of these projects include increased gas supply to serve expected FCG growth, strengthened system reliability and additional system flexibility. The Florida PSC approved the petition at its July 2024 meeting with the projects estimated to be completed in the first half of 2025. These three renewable projects cumulatively are projected to generate adjusted gross margin of approximately $5.5 million in 2025.

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

We estimate annual adjusted gross margin, including amounts attributable to the Full Circle Dairy and Noble Road projects described below, of approximately $14.0 million in 2024 and $15.0 million in 2025 for these transportation related services, with potential for additional growth in future years.

Full Circle Dairy
In February 2023, we announced plans to construct, own and operate a dairy manure RNG facility at Full Circle Dairy in Madison County, Florida. The project consists of a facility converting dairy manure to RNG and transportation assets to bring the gas to market. The first injection of RNG occurred in the second quarter of 2024.

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

Regulatory Initiatives

Florida GUARD Program
In February 2023, FPU filed a petition with the Florida PSC for approval of the GUARD program. GUARD is a ten-year program to enhance the safety, reliability, and accessibility of portions of our natural gas distribution system. We identified various categories of projects to be included in GUARD, which include the relocation of mains and service lines located in rear easements and other difficult to access areas to the front of the street, the replacement of problematic distribution mains, service lines, and maintenance and repair equipment and system reliability projects. In August 2023, the Florida PSC approved the GUARD program, which included $205.0 million of capital expenditures projected to be spent over a 10-year period. For the three and nine months ended September 30, 2024, there was $0.9 million and $2.3 million, respectively, of incremental adjusted gross margin generated pursuant to the program. The program is expected to generate $3.6 million of adjusted gross margin in 2024 and $6.3 million in 2025.

FCG SAFE Program
In June 2023, the Florida PSC issued the approval order for the continuation of the SAFE program beyond its 2025 expiration date and inclusion of 150 miles of additional mains and services located in rear property easements. The SAFE program is designed to relocate certain mains and facilities associated with rear lot easements to street front locations to improve FCG's ability to inspect and maintain the facilities and reduce opportunities for damage and theft. In the same order, the Florida PSC approved a replacement of 160 miles of pipe that was used in the 1970s and 1980s and shown through industry research to exhibit premature failure in the form of cracking. The program includes projected capital expenditures of $205.0 million over a 10-year period. For the three and nine months ended September 30, 2024, there was $1.1 million and $2.2 million, respectively, of incremental adjusted gross margin generated pursuant to the program. The program is expected to generate $3.3 million of adjusted gross margin in 2024 and $6.5 million in 2025.

In April 2024, FCG filed a petition with the Florida PSC to more closely align the SAFE Program with FPU's GUARD program. Specifically, the requested modifications will enable FCG to accelerate remediation related to problematic pipe and facilities consisting of obsolete and exposed pipe. These efforts will serve to improve the safety and reliability of service to FCG's customers, and the modifications will result in an estimated additional $50.0 million in capital expenditures associated with the SAFE Program which would increase the total projected capital expenditures to approximately $255.0 million over a 10-year period. The Florida PSC approved the modifications in September 2024.

Capital Cost Surcharge Programs
In December 2019, the FERC approved Eastern Shore’s capital cost surcharge to become effective January 1, 2020. The surcharge, an approved item in the settlement of Eastern Shore’s last general rate case, allows Eastern Shore to recover capital costs associated with mandated highway or railroad relocation projects that required the replacement of existing Eastern Shore facilities. For the three and nine months ended September 30, 2024, there was $0.1 million and $0.3 million, respectively, of incremental adjusted gross margin generated pursuant to the program. Eastern Shore expects to produce adjusted gross margin of approximately $3.2 million in 2024 and $4.4 million in 2025 from relocation projects, which is ultimately dependent upon the timing of filings and the completion of construction.

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

Maryland Natural Gas Rate Case
In January 2024, our natural gas distribution businesses in Maryland, CUC-Maryland Division, Sandpiper Energy, Inc., and Elkton Gas Company (collectively, “Maryland natural gas distribution businesses”) filed a joint application for a natural gas rate case with the Maryland PSC. In connection with the application, we are seeking approval of the following: (i) permanent rate relief of approximately $6.9 million with an ROE of 11.5 percent; (ii) authorization to make certain changes to tariffs to include a unified rate structure and to consolidate the Maryland natural gas distribution businesses which we anticipate will be called Chesapeake Utilities of Maryland, Inc.; and (iii) authorization to establish a rider for recovery of the costs associated with our new technology systems. In August 2024, the Maryland natural gas distribution businesses, the Maryland Office of Peoples' Counsel ("OPC") and PSC Staff reached a settlement agreement which provided for, among other things, an increase in annual base rates of $2.6 million. In September 2024, the Maryland Public Utility Judge issued an order approving the settlement agreement in part. The $2.6 million increase in annual base rates was approved and we will file a Phase II filing to determine rate design across the Maryland natural gas distribution businesses, consolidation of the applicable tariffs and recovery of technology costs. The outcome of the application is subject to review and approval by the Maryland PSC.

Maryland Natural Gas Depreciation Study
In January 2024, our Maryland natural gas distribution businesses filed a joint petition for approval of their proposed unified depreciation rates with the Maryland PSC. A settlement agreement between the Company, PSC staff and the OPC was reached and the final order approving the settlement agreement went into effect in July 2024, with new depreciation rates effective as of January 1, 2023. The approved depreciation rates will result in an annual reduction in depreciation expense of approximately $1.2 million.

Storm Protection Plan
In 2020, the Florida PSC implemented the Storm Protection Plan ("SPP") and Storm Protection Plan Cost Recovery Clause ("SPPCRC"), which require electric utilities to petition the Florida PSC for approval of a Transmission and Distribution Storm Protection Plan that covers the utility’s immediate 10-year planning period with updates to the plan at least every 3 years. The SPPCRC rules allow the utility to file for recovery of associated costs related to its SPP. Our Florida electric distribution operation's SPP and SPPCRC were filed during the first quarter of 2022 and approved in the fourth quarter of 2022, with modifications, by the Florida PSC. In October 2024, the Florida PSC approved the Company's projected 2025 SPP costs for both capital and operating expenses. For the three and nine months ended September 30, 2024, this initiative generated additional adjusted gross margin of $0.4 million and $1.1 million, respectively, and is expected to generate $3.1 million of adjusted gross margin in 2024 and $5.6 million in 2025. We expect continued investment under the SPP going forward.

Delaware Natural Gas Rate Case
In August 2024, our Delaware natural gas division filed an application for a natural gas rate case with the Delaware PSC. In connection with the application, we are seeking approval of the following: (i) permanent rate relief of approximately $12.1 million with a ROE of 11.50 percent; (ii) proposed changes to depreciation rates which were part of a depreciation study also submitted with the filing; and (iii) authorization to make certain changes to tariffs. In September 2024, interim rates were approved by the Delaware PSC in the amount of $2.5 million on an annualized basis effective October 2024. The discovery process has commenced and hearing for the proceeding has been scheduled for May 2025. The outcome of the application is subject to review and approval by the Delaware PSC.

FPU Electric Rate Case
In August 2024, our Florida Electric division filed a petition with the Florida PSC seeking a general base rate increase of $12.6 million with a ROE of 11.3 percent based on a 2025 projected test year. The outcome of the application will be subject to review and approval by the Florida PSC. In October 2024, annualized interim rates of approximately $1.8 million were approved with an effective date of November 1, 2024.

Other Major Factors Influencing Adjusted Gross Margin
Weather Impact
Weather was not a significant factor to adjusted gross margin in the third quarter of 2024 compared to the same period in 2023.
For the nine months ended September 30, 2024, higher consumption which includes the effects of colder weather conditions compared to the prior-year period resulted in a $1.2 million increase in adjusted gross margin. While temperatures through September 30, 2024 were colder than the prior-year period, they were approximately 13.2 percent and 13.1 percent warmer, respectively, compared to normal temperatures in our Delmarva and Ohio service territories.
The following table summarizes HDD and CDD variances from the 10-year average HDD/CDD ("Normal") for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2024	2023	Variance	2024	2023	Variance
Delmarva Peninsula
Actual HDD	6	19	(13)	2,287	2,069	218
10-Year Average HDD ("Normal")	27	38	(11)	2,635	2,731	(96)
Variance from Normal	(21)	(19)		(348)	(662)
Florida
Actual HDD	—	1	(1)	511	371	140
10-Year Average HDD ("Normal")	1	1	—	512	550	(38)
Variance from Normal	(1)	—		(1)	(179)
Ohio
Actual HDD	43	86	(43)	3,180	3,148	32
10-Year Average HDD ("Normal")	65	65	—	3,661	3,661	—
Variance from Normal	(22)	21		(481)	(513)
Florida
Actual CDD	1,528	1,533	(5)	2,824	2,793	31
10-Year Average CDD ("Normal")	1,420	1,391	29	2,615	2,535	80
Variance from Normal	108	142		209	258

Natural Gas Distribution Growth
The average number of residential customers served on the Delmarva Peninsula increased by approximately 3.9 percent, for the three and nine months ended September 30, 2024 while our legacy Florida Natural Gas distribution business increased by approximately 3.9 percent and 3.7 percent, respectively, during the same periods.

The details of the adjusted gross margin increase are provided in the following table:

	Three Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2024
(in thousands)	Delmarva Peninsula	Florida	Delmarva Peninsula	Florida
Customer Growth:
Residential	$276	$470	$1,118	$1,997
Commercial and industrial	172	95	452	615
Total Customer Growth (1)	$448	$565	$1,570	$2,612
(1) Customer growth amounts for our legacy Florida operations include the effects of revised rates associated with the Company's natural gas base rate proceeding, but exclude the effects of FCG.

Regulated Energy Segment

For the quarter ended September 30, 2024 compared to the quarter ended September 30, 2023:

	Three Months Ended
	September 30,
	2024	2023	Increase
(in thousands)
Revenue	$130,633	$102,411	$28,222
Regulated natural gas and electric costs	28,366	26,518	1,848
Adjusted gross margin (1)	102,267	75,893	26,374
Operations & maintenance	37,669	28,600	9,069
Depreciation & amortization	12,301	13,192	(891)
FCG transaction and transition-related expenses (2)	819	3,899	(3,080)
Other taxes	7,543	5,290	2,253
Total operating expenses	58,332	50,981	7,351
Operating income	$43,935	$24,912	$19,023
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

Operating income for the Regulated Energy segment for the third quarter of 2024 was $43.9 million, an increase of $19.0 million or 76.4 percent, over the same period in 2023. Excluding transaction and transition-related expenses associated with the acquisition and integration of FCG, operating income increased $15.9 million or 55.3 percent compared to the same period in 2023. Higher operating income reflects incremental contributions from the acquisition of FCG, incremental margin from regulatory initiatives, continued pipeline expansion projects and organic growth in our natural gas distribution businesses. Excluding the transaction and transition-related expenses described above, the increase in total operating expenses of $10.4 million was largely attributable to FCG's operating expenses and increased payroll, benefits and other employee-related expenses. Increases in depreciation and amortization expense attributable to growth projects and FCG were offset by reductions related to revised rates from approved depreciation studies in our electric operations and Maryland natural gas division and a $3.2 million RSAM adjustment from FCG.

Items contributing to the quarter-over-quarter increase in adjusted gross margin are listed in the following table:

(in thousands)
Contribution from FCG	$23,399
Margin from regulated infrastructure programs	1,806
Natural gas transmission service expansions, including interim services	1,548
Natural gas growth including conversions (excluding service expansions)	1,013
Changes in customer consumption	(361)
Other variances	(1,031)
Quarter-over-quarter increase in adjusted gross margin	$26,374

The following narrative discussion provides further detail and analysis of the significant items in the foregoing table.

Contribution from Acquisition of FCG
FCG contributed adjusted gross margin of $23.4 million for the three months ended September 30, 2024.

Margin from Regulated Infrastructure Programs
Regulated infrastructure programs generated incremental adjusted gross margin of $1.8 million in the third quarter of 2024. The increase in adjusted gross margin was primarily related to Florida's GUARD program and FPU Electric's SPP. Refer to Note 5, Rates and Other Regulatory Activities, in the condensed consolidated financial statements for additional information.

Natural Gas Transmission Service Expansions, including interim services
We generated increased adjusted gross margin of $1.5 million for the three months ended September 30, 2024 from natural gas transmission service expansions of Peninsula Pipeline and Eastern Shore.

Natural Gas Distribution Customer Growth
We generated additional adjusted gross margin of $1.0 million from natural gas customer growth. Adjusted gross margin increased by $0.6 million for our Florida Natural Gas distribution business and $0.4 million on the Delmarva Peninsula for the three months ended September 30, 2024, as compared to the same period in 2023, due primarily to residential customer growth of 3.9 percent both in Florida and on the Delmarva Peninsula.

Changes in Customer Consumption
We experienced reduced customer consumption in the third quarter of 2024 resulting in reduced adjusted gross margin of $0.4 million.

Operating Expenses
Items contributing to the quarter-over-quarter increase in operating expenses are listed in the following table:

(in thousands)
FCG operating expenses	$8,680
Payroll, benefits and other employee-related expenses	1,223
Insurance related costs	222
Depreciation, amortization and property tax costs	(243)
FCG transaction and transition-related expenses (1)	(3,080)
Other variances	549
Quarter-over-quarter increase in operating expenses	$7,351
(1) Transaction and transition-related expenses represent costs incurred attributable to the acquisition and integration of FCG including, but not limited to, transaction costs, transition services, consulting, system integration, rebranding and legal fees.

For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023:

	Nine Months Ended
	September 30,		Increase
	2024	2023	(Decrease)
(in thousands)
Revenue	$429,684	$345,822	$83,862
Regulated natural gas and electric costs	105,662	105,692	(30)
Adjusted gross margin (1)	324,022	240,130	83,892
Operations & maintenance	115,942	88,298	27,644
Depreciation & amortization	39,495	39,179	316
FCG transaction and transition-related expenses (2)	3,114	3,899	(785)
Other taxes	22,922	16,926	5,996
Total operating expenses	181,473	148,302	33,171
Operating income	$142,549	$91,828	$50,721
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

Operating income for the Regulated Energy segment for the nine months ended September 30, 2024 was $142.5 million, an increase of $50.7 million or 55.2 percent, over the same period in 2023. Excluding transaction and transition-related expenses associated with the acquisition and integration of FCG, operating income increased $49.9 million or 52.2 percent compared to the same period in 2023. Higher operating income reflects incremental contributions from the acquisition of FCG, incremental margin from regulatory initiatives, organic growth in our natural gas distribution businesses and continued pipeline expansion projects. Excluding the transaction and transition-related expenses described above, the increase in total operating expenses of $34.0 million was largely attributable to FCG's operating expenses and higher insurance costs compared to the prior-year period. Increases in depreciation and amortization expense attributable to growth projects and FCG were largely offset by reductions related to revised rates resulting from approved depreciation studies in our electric operations and Maryland natural gas division and an $8.9 million RSAM adjustment from FCG.

Items contributing to the period-over-period increase in adjusted gross margin are listed in the following table:

(in thousands)
Contribution from FCG	$71,725
Margin from regulated infrastructure programs	4,424
Natural gas growth including conversions (excluding service expansions)	4,182
Natural gas transmission service expansions, including interim services	3,702
Rate changes associated with the Florida natural gas base rate proceeding (1)	1,630
Eastern Shore contracted rate adjustments	(238)
Other variances	(1,533)
Period-over-period increase in adjusted gross margin	$83,892
(1) Includes adjusted gross margin contributions from permanent base rates that became effective in March 2023.

The following narrative discussion provides further detail and analysis of the significant items in the foregoing table.

Contribution from Acquisition of FCG
FCG contributed adjusted gross margin of $71.7 million for the nine months ended September 30, 2024.

Margin from Regulated Infrastructure Programs
Regulated infrastructure programs generated incremental adjusted gross margin of $4.4 million for the nine months ended September 30, 2024. The increase in adjusted gross margin was primarily related to Florida's GUARD program and FPU Electric's SPP. Refer to Note 5, Rates and Other Regulatory Activities, in the condensed consolidated financial statements for additional information.

Natural Gas Distribution Customer Growth
We generated additional adjusted gross margin of $4.2 million from natural gas customer growth. Adjusted gross margin increased by $2.6 million for our Florida Natural Gas distribution business and $1.6 million on the Delmarva Peninsula for the nine months ended September 30, 2024, as compared to the same period in 2023, due primarily to residential customer growth of 3.7 percent and 3.9 percent in Florida and on the Delmarva Peninsula, respectively.

Natural Gas Transmission Service Expansions, including interim services
We generated increased adjusted gross margin of $3.7 million for the nine months ended September 30, 2024 from natural gas transmission service expansions of Peninsula Pipeline and Eastern Shore.

Rate Changes Associated with the Florida Natural Gas Base Rate Proceeding
Permanent rates associated with the Florida Natural Gas base rate proceeding, effective on March 1, 2023, contributed additional adjusted gross margin of $1.6 million for the nine months ended September 30, 2024. Refer to Note 5, Rates and Other Regulatory Activities, in the condensed consolidated financial statements for additional information.

Eastern Shore Contracted Rate Adjustments
Adjustments to contracted rates charged to various Eastern Shore customers resulted in reduced adjusted gross margin of $0.2 million for the nine months ended September 30, 2024.

Operating Expenses
Items contributing to the period-over-period increase in operating expenses are listed in the following table:

(in thousands)
FCG operating expenses	$28,813
Depreciation, amortization and property taxes	3,805
Facilities, maintenance costs and outside services	677
Insurance related costs	651
FCG transaction and transition-related expenses (1)	(785)
Other variances	10
Period-over-period increase in operating expenses	$33,171
(1) Transaction and transition-related expenses represent costs incurred attributable to the acquisition and integration of FCG including, but not limited to, transaction costs, transition services, consulting, system integration, rebranding and legal fees.

Unregulated Energy Segment

For the quarter ended September 30, 2024 compared to the quarter ended September 30, 2023:

	Three Months Ended
	September 30,		Increase
	2024	2023	(Decrease)
(in thousands)
Revenue	$35,567	$34,970	$597
Unregulated propane and natural gas costs	15,868	16,381	(513)
Adjusted gross margin (1)	19,699	18,589	1,110
Operations & maintenance	16,986	17,817	(831)
Depreciation & amortization	4,553	4,420	133
Other taxes	1,221	1,075	146
Total operating expenses	22,760	23,312	(552)
Operating loss	$(3,061)	$(4,723)	$1,662
(1) Adjusted Gross Margin is a non-GAAP measure utilized by Management to review business unit performance. For a more detailed discussion on the differences between Gross Margin (GAAP) and Adjusted Gross Margin, see the Reconciliation of GAAP to Non-GAAP Measures presented above.

Operating results for the Unregulated Energy segment for the third quarter of 2024 reflects a $1.7 million improvement compared to the same period in 2023. Operating results for the second and third quarters historically have been lower due to reduced customer demand during the warmer periods of the year. The impact to operating income may not align with the seasonal variations in adjusted gross margin as many of the operating expenses are recognized ratably over the course of the year.
Items contributing to the quarter-over-quarter increase in adjusted gross margin are listed in the following table:

(in thousands)
Propane Operations
Contributions from acquisition	$135
CNG/RNG/LNG Transportation and Infrastructure
Increased level of virtual pipeline services	1,098
Other variances	(123)
Quarter-over-quarter increase in adjusted gross margin	$1,110
The following narrative discussion provides further detail and analysis of the significant items in the foregoing table.
Propane Operations
•Contributions from acquisition - Adjusted gross margin increased by $0.1 million resulting from the acquisition of J.T. Lee and Son's that was completed in December 2023.
CNG/RNG/LNG Transportation and Infrastructure
•Increased level of virtual pipeline services - Adjusted gross margin increased by $1.1 million during the third quarter of 2024 as compared to the same period in the prior year due to higher levels of CNG hold services.

Operating Expenses
Items contributing to the quarter-over-quarter decrease in operating expenses are listed in the following table:

(in thousands)
Depreciation, amortization and property tax costs	$242
Payroll, benefits and other employee-related expenses	(515)
Other variances	(279)
Quarter-over-quarter decrease in operating expenses	$(552)

For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023:

	Nine Months Ended
	September 30,		Increase
	2024	2023	(Decrease)
(in thousands)
Revenue	$160,089	$158,886	$1,203
Unregulated propane and natural gas costs	70,928	75,068	(4,140)
Adjusted gross margin (1)	89,161	83,818	5,343
Operations & maintenance	54,225	55,627	(1,402)
Depreciation & amortization	12,257	12,923	(666)
Other taxes	4,073	3,739	334
Total operating expenses	70,555	72,289	(1,734)
Operating income	$18,606	$11,529	$7,077
(1) Adjusted Gross Margin is a non-GAAP measure utilized by Management to review business unit performance. For a more detailed discussion on the differences between Gross Margin (GAAP) and Adjusted Gross Margin, see the Reconciliation of GAAP to Non-GAAP Measures presented above.

Operating results for the Unregulated Energy segment for the nine months ended September 30, 2024 reflect a $7.1 million improvement compared to the same period in 2023. Adjusted gross margin in the Unregulated Energy segment increased during the first nine months of 2024 primarily due to improved contributions from propane, increased levels of virtual pipeline services, and higher rates and gathering fees at Aspire. Additionally, decreased operating expenses associated with lower employee costs were partially offset by higher insurance and vehicle costs compared to the prior-year period.
Items contributing to the period-over-period increase in adjusted gross margin are listed in the following table:

(in thousands)
Propane Operations
Increased propane customer consumption	$1,261
Contributions from acquisition	733
Increased propane margins and service fees	521
CNG/RNG/LNG Transportation and Infrastructure
Increased level of virtual pipeline services	1,585
Aspire Energy
Increased margins - rate changes and gathering fees	1,267
Other variances	(24)
Period-over-period increase in adjusted gross margin	$5,343
The following narrative discussion provides further detail and analysis of the significant items in the foregoing table.
Propane Operations
•Propane customer consumption - Adjusted gross margin increased by $1.3 million due to increased customer consumption including the impact of colder weather during the first half of the year compared to 2023.
•Contributions from acquisition - Adjusted gross margin increased by $0.7 million from the acquisition of J.T. Lee and Son's that was completed in December 2023.
•Increased propane margins and service fees - Adjusted gross margin increased by $0.5 million for the nine months ended September 30, 2024 due to increased margins and customer service fees. These market conditions, which include market pricing and competition with other propane suppliers, as well as the availability and price of alternative energy sources, may fluctuate based on changes in demand, supply and other energy commodity prices.
CNG/RNG/LNG Transportation and Infrastructure
•Increased level of virtual pipeline services - Adjusted gross margin increased by $1.6 million during the first nine months of 2024 as compared to the same period in the prior year largely due to increased levels of CNG hold services.
Aspire Energy
•Increased margins - Adjusted gross margin increased by $1.3 million primarily due to favorable rate changes and increased gathering charges associated with a large commercial customer.
Operating Expenses
Items contributing to the period-over-period decrease in operating expenses are listed in the following table:

(in thousands)
Vehicle expenses	$575
Insurance related costs	456
Payroll, benefits and other employee-related expenses	(1,598)
Facilities, maintenance costs, and outside services	(631)
Depreciation, amortization and property tax costs	(358)
Other variances	(178)
Period-over-period decrease in operating expenses	$(1,734)

OTHER INCOME (EXPENSE), NET
For the quarter ended September 30, 2024 compared to the quarter ended September 30, 2023
Other income (expense), net, which includes non-operating investment income, interest income, late fees charged to customers, gains or losses from the sale of assets and pension and other benefits expense, amounted to $0.4 million of income in the third quarter of 2024 compared to expense of $0.1 million during the prior-year period.

For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023
Other income, net, was $1.7 million for the nine months ended September 30, 2024 compared to $1.0 million during the prior-year period.
INTEREST CHARGES
For the quarter ended September 30, 2024 compared to the quarter ended September 30, 2023
Interest charges for the three months ended September 30, 2024 increased by $9.9 million compared to the same period in 2023, attributable primarily to the Senior Notes issued in November 2023 in connection with the FCG acquisition. Higher interest expense on Revolver borrowings driven by higher average outstanding borrowings and interest rates compared to the prior year also contributed to the increase. The weighted-average interest rate on our Revolver borrowings was 5.8 percent for the three months ended September 30, 2024 compared to 5.5 percent during the prior-year period as a result of the Federal Reserve raising interest rates throughout 2023. These factors were partially offset by higher capitalized interest during the current period of $0.7 million associated with capital projects.

For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023
Interest charges for the nine months ended September 30, 2024 increased by $29.6 million compared to the same period in 2023, attributable primarily to the Senior Notes issued in November 2023 in connection with the FCG acquisition. Higher interest expense on Revolver borrowings of driven by higher average outstanding borrowings and interest rates compared to the prior year also contributed to the increase. The weighted-average interest rate on our Revolver borrowings was 5.8 percent for the nine months ended September 30, 2024 compared to 5.3 percent during the prior-year period as a result of the Federal Reserve raising interest rates throughout 2023. These factors were partially offset by higher capitalized interest during the current period of $1.9 million associated with capital projects.

INCOME TAXES
For the quarter ended September 30, 2024 compared to the quarter ended September 30, 2023
Income tax expense was $6.8 million and $3.7 million for the quarters ended September 30, 2024 and September 30, 2023, respectively, resulting in an effective income tax rate of 27.9 percent and 28.1 percent, respectively, during the periods then ended.

For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023
Income tax expense was $30.2 million and $21.4 million for the nine months ended September 30, 2024 and 2023, respectively, resulting in an effective income tax rate of 26.9 percent and 25.7 percent, respectively, during the periods then ended. Income tax expense for the nine months ended September 30, 2023 included a $1.3 million benefit in deferred tax expense resulting from a reduction in the Pennsylvania state income tax rate. Excluding this change, our effective income tax rate was 27.2 percent for the nine months ended September 30, 2023.

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
Capital expenditures for investments in new or acquired plant and equipment are our largest capital requirements. Our capital expenditures were $256.8 million for the nine months ended September 30, 2024. In the table below, we have provided the range of our forecasted capital expenditures for 2024:

	2024
(in thousands)	Low	High
Regulated Energy:
Natural gas distribution	$160,000	$190,000
Natural gas transmission	75,000	90,000
Electric distribution	30,000	38,000
Total Regulated Energy	265,000	318,000
Unregulated Energy:
Propane distribution	13,000	15,000
Energy transmission	5,000	6,000
Other unregulated energy	13,000	15,000
Total Unregulated Energy	31,000	36,000
Other:
Corporate and other businesses	4,000	6,000
Total 2024 Forecasted Capital Expenditures	$300,000	$360,000

The capital expenditure projection is subject to continuous review and modification. Actual capital requirements may vary from the above estimates due to a number of factors, including changing political and economic conditions, supply chain disruptions, capital delays that are greater than currently anticipated, customer growth in existing areas, regulation, new growth or acquisition opportunities and availability of capital and other factors discussed in Item 1A., Risk Factors, in our 2023 Annual Report on Form 10-K. The timing of capital expenditures can vary based on delays in regulatory approvals, securing environmental approvals and other permits. The regulatory application and approval process has lengthened in the past few years, and we expect this trend to continue.

Capital Structure
We are committed to maintaining a sound capital structure and strong credit ratings. This commitment, along with adequate and timely rate relief for our regulated energy operations, is intended to ensure our ability to attract capital from outside sources at a reasonable cost, which will benefit our customers, creditors, employees and stockholders.
The following table presents our capitalization, excluding and including short-term borrowings, as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
(in thousands)
Long-term debt, net of current maturities	$1,172,956	47%	$1,187,075	49%
Stockholders’ equity	1,348,272	53%	1,246,104	51%
Total capitalization, excluding short-term debt	$2,521,228	100%	$2,433,179	100%

	September 30, 2024		December 31, 2023
(in thousands)
Short-term debt	$214,753	8%	$179,853	7%
Long-term debt, including current maturities	1,191,478	43%	1,205,580	46%
Stockholders’ equity	1,348,272	49%	1,246,104	47%
Total capitalization, including short-term debt	$2,754,503	100%	$2,631,537	100%
Our target ratio of equity to total capitalization, including short-term borrowings, is between 50 and 60 percent. Our equity to total capitalization ratio, including short-term borrowings, was 49 percent as of September 30, 2024. We seek to align permanent financing with the in-service dates of our capital projects. We may utilize more temporary short-term debt when the financing cost is attractive as a bridge to the permanent long-term financing or if the equity markets are volatile.
In November 2023, in connection with our acquisition of FCG, we completed an equity offering resulting in the issuance of approximately 4.4 million shares of our common stock at a price per share of $82.72 (net of underwriter discounts and commissions). We received net proceeds of $366.4 million which were used to partially finance the acquisition.
During the first nine months of 2024, we received net proceeds of $56.8 million under the DRIP. There were no issuances under the DRIP in 2023.
Shelf Agreements
We have entered into Shelf Agreements with Prudential and MetLife with terms that extend through February 2026, however neither of such lenders have any obligation to purchase debt thereunder. At September 30, 2024, a total of $255.0 million of borrowing capacity was available under these agreements.
The Uncollateralized Senior Notes set forth certain business covenants to which we are subject when any note is outstanding, including covenants that limit or restrict our ability, and the ability of our subsidiaries, to incur indebtedness, or place or permit liens and encumbrances on any of our property or the property of our subsidiaries.

Short-term Borrowings
As of September 30, 2024, we are authorized by our Board of Directors to borrow up to $450.0 million of short-term debt, as required. At September 30, 2024 and December 31, 2023, we had $214.8 million and $179.9 million, respectively, of short-term borrowings outstanding at a weighted average interest rate of 5.35 percent and 5.83 percent, respectively. There were no borrowings outstanding under the sustainable investment sublimit of the 364-day tranche at September 30, 2024.

In August 2024, we amended and restated our revolving credit agreement, which increased the total borrowing capacity under the Revolver to $450.0 million, including $250.0 million available under the 364-day tranche which now expires in August 2025 and $200.0 million available under the five-year tranche which now expires in August 2029. Borrowings under both tranches of the Revolver continue to be subject to a pricing grid, including the commitment fee and the interest rate charged based upon our total indebtedness to total capitalization ratio for the prior quarter. The 364-day tranche continues to bear interest (i) based upon the SOFR, plus a 10-basis point credit spread adjustment, and an applicable margin of 1.05 percent or less, with such margin based on total indebtedness as a percentage of total capitalization or (ii) the base rate, solely at our discretion. The five-year tranche continues to bear interest (i) based upon the SOFR, plus a 10-basis point credit spread adjustment, and an applicable margin of 1.25 percent or less, with such margin based on total indebtedness as a percentage of total capitalization or (ii) the base rate, solely at our discretion.

We also utilize interest rate swaps to manage rate risk under our Revolver. For additional information on interest rate swaps, including swaps currently in place related to our short-term borrowings, see Note 12, Derivative Instruments.

The availability of funds under the Revolver is subject to conditions specified in the credit agreement, all of which we currently satisfy. These conditions include our compliance with financial covenants and the continued accuracy of representations and warranties contained in the Revolver's loan documents. We are required by the financial covenants in the Revolver to maintain, at the end of each fiscal year, a funded indebtedness ratio as described above. As of September 30, 2024, we were in compliance with this covenant.

Our total available credit under the Revolver at September 30, 2024 was $232.2 million. As of September 30, 2024, we had issued $6.3 million in letters of credit to various counterparties under the Revolver. These letters of credit are not included in the outstanding short-term borrowings and we do not anticipate that they will be drawn upon by the counterparties. The letters of credit reduce the available borrowings under the Revolver.

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

Long-Term Debt
On November 1, 2024, we issued 5.20 percent Senior Notes due in October 2029 in the aggregate principal amount of $100.0 million. The proceeds received were used to reduce short-term borrowings under our Revolver and to fund capital expenditures. These Senior Notes have similar covenants and default provisions as our other Senior Notes, and have semi-annual principal payments due on May 1 and November 1 of each year beginning in 2025.

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

Cash Flows
The following table provides a summary of our operating, investing and financing cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$217,668	$183,347
Investing activities	(256,007)	(135,743)
Financing activities	35,044	(52,015)
Net decrease in cash and cash equivalents	(3,295)	(4,411)
Cash and cash equivalents—beginning of period	4,904	6,204
Cash and cash equivalents—end of period	$1,609	$1,793

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

During the nine months ended September 30, 2024, net cash provided by operating activities was $217.7 million. Operating cash flows were primarily impacted by the following:
•Net income, adjusted for non-cash adjustments, provided a $146.1 million source of cash;
•Other working capital changes, impacted largely by a reduction in net receivables, resulted in a $36.0 million source of cash;
•An increased level of deferred taxes associated largely with incremental tax depreciation from growth investments resulted in a source of cash of $30.6 million; and
•Changes in net regulatory assets and liabilities due primarily to the change in fuel costs collected through the various cost recovery mechanisms resulted in a $5.1 million source of cash.

Cash Flows Used in Investing Activities
Net cash used in investing activities totaled $256.0 million during the nine months ended September 30, 2024, largely driven by $259.6 million for new capital expenditures.

Cash Flows Provided by Financing Activities
Net cash provided by financing activities totaled $35.0 million during the nine months ended September 30, 2024 and included the following:
•Net proceeds of $89.6 million from the issuance of stock under the DRIP and net borrowings under the Revolver; partially offset by
•A $39.9 million use of cash for dividend payments in 2024; and
•Long-term debt repayments of $14.6 million.
Off-Balance Sheet Arrangements
The Board of Directors has authorized us to issue corporate guarantees securing obligations of our subsidiaries and to obtain letters of credit securing our subsidiaries' obligations. The maximum authorized liability under such guarantees and letters of credit as of September 30, 2024 was $35.0 million. The aggregate amount guaranteed related to our subsidiaries at September 30, 2024 was $27.5 million, with the guarantees expiring on various dates through September 2025. In addition, the Board has authorized us to issue specific purpose corporate guarantees. The amount of specific purpose guarantees outstanding at September 30, 2024 was $4.0 million.

As of September 30, 2024, we have issued letters of credit totaling $6.3 million related to various transportation, transmission, capacity and storage agreements as well as our primary insurance carriers. These letters of credit have various expiration dates through September 2025 and to date, none have been used. We do not anticipate that the counterparties will draw upon these letters of credit and we expect that they will be renewed to the extent necessary in the future. Additional information is presented in Note 7, Other Commitments and Contingencies, in the condensed consolidated financial statements.
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

The following table reflects the changes in the fair market value of financial derivatives contracts related to propane purchases and sales from December 31, 2023 to September 30, 2024:

(in thousands)	Balance at December 31, 2023	Increase in Fair Market Value	Less Amounts Settled	Balance at September 30, 2024
Sharp	$(376)	$1,412	$(956)	$80

There were no changes in methods of valuations during the nine months ended September 30, 2024.

The following is a summary of fair market value of financial derivatives as of September 30, 2024, by method of valuation and by maturity for each fiscal year period.

(in thousands)	2024	2025	2026	2027	Total Fair Value
Price based on Mont Belvieu - Sharp	$(52)	$52	$53	$27	$80

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and Chief Financial Officer of Chesapeake Utilities, with the participation of other Company officials, have evaluated our “disclosure controls and procedures” (as such term is defined under Rules 13a-15(e) and 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2024. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Control over Financial Reporting
We are in the process of implementing a new customer billing system that is expected to be completed in the fourth quarter of 2024. While we expect this implementation to either strengthen or have a minimal impact to our existing internal controls, we will continue to monitor and focus on necessary changes to processes and procedures until all components of the system are fully integrated during the fourth quarter.

During the quarter ended September 30, 2024, there has been no change in the design or operations of our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On November 30, 2023, we completed the acquisition of FCG. We are currently integrating processes, procedures, and internal controls related to the acquisition. FCG's total assets and income before taxes represented approximately 31.1 percent and 21.0 percent, respectively, of the Company’s consolidated total assets and earnings before taxes as of September 30, 2024 and for the quarter then ended. See Note 4, Acquisitions, to the consolidated financial statements and Management's Report on Internal Control Over Financial Reporting in the Company's 2023 Annual Report on Form 10-K for additional information related to the acquisition of FCG. This exclusion is permitted based upon current guidance of the SEC.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Company Purchases of Equity Securities

Share repurchases during the three months ended September 30, 2024 were as follows:

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
Period	Purchased	per Share	or Programs (2)	or Programs (2)
July 1, 2024 through July 31, 2024 (1)	671	$107.38	—	—
August 1, 2024 through August 31, 2024	—	—	—	—
September 1, 2024 through September 30, 2024	—	—	—	—
Total	671	$107.38	—	—

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

Item 3. Defaults upon Senior Securities
None.

Item 5. Other Information

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6.     Exhibits

10.1
Second Amended and Restated Credit Agreement, dated August 6, 2024, by and between Chesapeake Utilities Corporation, PNC Bank, National Association and several other financial institutions is incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the period ended June 30, 2024, File No. 001-11590

10.2
Note Purchase Agreement, dated November 1, 2024, by and among Chesapeake Utilities Corporation and the purchasers party thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2024).

31.1*	Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1**	Certificate of Chief Executive Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350.

32.2**	Certificate of Chief Financial Officer of Chesapeake Utilities Corporation pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

* Filed herewith
** Furnished, not filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE UTILITIES CORPORATION

/S/ BETH W. COOPER
Beth W. Cooper Executive Vice President, Chief Financial Officer, Treasurer and Assistant Corporate Secretary
Date: November 7, 2024